Form 10-Q
period 2000-03-31
ALLIANCE CAPITAL MANAGEMENT L P
filed 2000-05-15
CIK 1109448

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          MARCH 31, 2000
                               __________________________________
                                              OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934


For the transition period from ______________________ to _______________________

Commission File No.   000-29961
                   _____________________________________________________________

                        ALLIANCE CAPITAL MANAGEMENT L.P.
________________________________________________________________________________
             (Exact name of registrant as specified in its charter)

                 DELAWARE                              13-4064930
_______________________________            ____________________________________
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

1345 AVENUE OF THE AMERICAS, NEW YORK, NY                 10105
________________________________________________________________________________
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (212) 969-1000
________________________________________________________________________________
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes  X                  No
                          _____                  _____


172,483,676 Units of limited partnership interests in Alliance Capital Management L.P. were outstanding as of March 31, 2000.

                        ALLIANCE CAPITAL MANAGEMENT L.P.

                               Index to Form 10-Q

                                     Part I

                              FINANCIAL INFORMATION
                              ---------------------

Item 1.  FINANCIAL STATEMENTS                                              PAGE


         Condensed Consolidated Statements of Financial Condition            1

         Condensed Consolidated Statements of Income                         2

         Condensed Consolidated Statements of Changes in
           Partners' Capital and Comprehensive Income                        3

         Condensed Consolidated Statements of Cash Flows                     4

         Notes to Condensed Consolidated Financial Statements               5-8


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                               9-17


                                     Part II

                                OTHER INFORMATION
                                -----------------

Item 1.  LEGAL PROCEEDINGS                                                  18

Item 2.  CHANGES IN SECURITIES                                              18

Item 3.  DEFAULTS UPON SENIOR SECURITIES                                    18

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF
           SECURITY HOLDERS                                                 18

Item 5.  OTHER INFORMATION                                                  18

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K                                   18

                                     Part I

                              FINANCIAL INFORMATION


Item 1.   FINANCIAL STATEMENTS

                        ALLIANCE CAPITAL MANAGEMENT L.P.*
            Condensed Consolidated Statements of Financial Condition

                                 (in thousands)


                                 ASSETS                     3/31/00    12/31/99
                                 ------                     -------    --------
                                                          (unaudited)

Cash and cash equivalents ............................   $   82,984   $   80,185
Receivable from brokers and dealers for sale
   of shares of Alliance mutual funds ................      302,278      218,569
Fees receivable:
   Alliance mutual funds .............................      132,476      189,866
   Separately managed accounts:
     Affiliated clients ..............................        7,340        7,136
     Third-party clients .............................      116,345      112,847

Investments, available-for-sale ......................      135,746       98,620
Furniture, equipment and leasehold improvements, net .      140,616      140,045
Intangible assets, net ...............................       98,600       98,068
Deferred sales commissions, net ......................      671,143      604,723
Other investments ....................................       63,229       57,786
Other assets .........................................       59,825       53,216
                                                         ----------   ----------

   Total assets ......................................   $1,809,982   $1,661,061
                                                         ==========   ==========


                        LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
   Payable to Alliance mutual funds for share purchases  $  361,479   $  254,151
   Accounts payable and accrued expenses ...............    212,928      225,922
   Accrued compensation and benefits ...................    270,486      235,120
   Debt ................................................    432,616      390,079
   Minority interests in consolidated subsidiaries .....      2,021        3,122
                                                         ----------   ----------
     Total liabilities .................................  1,279,530    1,108,394

   Partners' capital ...................................    530,452      552,667
                                                         ----------   ----------
     Total liabilities and partners' capital ........... $1,809,982   $1,661,061
                                                          ==========  ==========


* As discussed in Notes 1 and 2, the financial information above reflects the operations of Alliance Capital Management Holding L.P. prior to the Reorganization effective October 29, 1999 and of Alliance Capital Management L.P. thereafter.

                       See accompanying notes to condensed
                       consolidated financial statements.

                       ALLIANCE CAPITAL MANAGEMENT L.P. *
                   Condensed Consolidated Statements of Income

                                   (unaudited)
                                 (in thousands)


                                                                 THREE MONTHS ENDED
                                                                --------------------
                                                                ALLIANCE    ALLIANCE
                                                                CAPITAL     HOLDING
                                                                3/31/00     3/31/99
                                                                --------    --------
Revenues:
   Investment advisory and services fees:
     Alliance mutual funds .................................  $ 255,117   $ 194,899
     Separately managed accounts:
       Affiliated clients ..................................     12,778      12,723
       Third-party clients .................................    106,295      97,796
   Distribution revenues ...................................    147,240      93,612
   Shareholder servicing fees ..............................     19,358      13,297
   Other revenues ..........................................      7,618       7,416
                                                              ---------   ---------
                                                                548,406     419,743
                                                              ---------   ---------
Expenses:
   Employee compensation and benefits ......................    128,645     118,279
   Promotion and servicing:
     Distribution plan payments to financial intermediaries:
       Affiliated ..........................................     30,868      25,684
       Third-party .........................................     83,034      52,141
     Amortization of deferred sales commissions ............     50,702      34,681
     Other .................................................     33,947      26,803
   General and administrative ..............................     48,854      42,336
   Interest ................................................     14,122       3,501
   Amortization of intangible assets .......................        975         963
   Litigation adjustment, net ..............................    (23,853)         --
                                                              ---------   ---------
                                                                367,294     304,388
                                                              ---------   ---------

Income before income taxes .................................    181,112     115,355

   Income taxes ............................................      9,962      17,301
                                                              ---------   ---------

Net income .................................................  $ 171,150   $  98,054
                                                              =========   =========
Net income per Unit:
     Basic .................................................  $    0.99   $    0.57
     Diluted ...............................................  $    0.95   $    0.55

* As discussed in Notes 1 and 2, the financial information above reflects the operations of Alliance Capital Management Holding L.P. prior to the Reorganization effective October 29, 1999 and of Alliance Capital Management L.P. thereafter.

                       See accompanying notes to condensed
                       consolidated financial statements.

                       ALLIANCE CAPITAL MANAGEMENT L.P. *
                      Condensed Consolidated Statements of
                          Changes in Partners' Capital
                            and Comprehensive Income

                                   (unaudited)
                                 (in thousands)

                                                                    Three Months Ended
                                                                    ------------------
                                                                   Alliance    Alliance
                                                                   Capital     Holding
                                                                   3/31/00     3/31/99
                                                                   -------     -------

Partners' capital - beginning of period ........................   $ 552,667   $ 430,273
   Comprehensive income:
       Net income ..............................................     171,150      98,054
       Unrealized gain on investments, net .....................          88         824
       Foreign currency translation adjustment, net ............         (73)          3
                                                                   ---------   ---------
       Comprehensive income ....................................     171,165      98,881
                                                                   ---------   ---------
   Capital contribution received from Alliance Capital

     Management Corporation ....................................          90         976
   Cash distributions to partners ..............................    (158,205)    (74,048)
   Purchase of Alliance Holding Units to fund
     Alliance Partners Compensation Plan .......................     (47,635)         --
   Amortization of deferred compensation expense ...............       3,741          --
   Proceeds from issuance of Alliance Capital Units to ELAS ....      29,525          --
   Purchase of Alliance Capital Units from Alliance Holding ....     (28,042)         --
   Proceeds from options for Alliance Holding Units exercised ..       7,146       2,867
                                                                   ---------   ---------
Partners' capital - end of period ..............................   $ 530,452   $ 458,949
                                                                   =========   =========


* As discussed in Notes 1 and 2, the financial information above reflects the operations of Alliance Capital Management Holding L.P. prior to the Reorganization effective October 29, 1999 and of Alliance Capital Management L.P. thereafter.

                       See accompanying notes to condensed
                       consolidated financial statements.

                       ALLIANCE CAPITAL MANAGEMENT L.P. *
                 Condensed Consolidated Statements of Cash Flows

                                   (unaudited)
                                 (in thousands)

                                                                               THREE MONTHS ENDED
                                                                               ------------------
                                                                               ALLIANCE    ALLIANCE
                                                                               CAPITAL     HOLDING
                                                                               3/31/00     3/31/99
                                                                               -------     -------

Cash flows from operating activities:
   Net income ...........................................................  $   171,150   $  98,054
   Adjustments to reconcile net income to net cash provided
     from operating activities:
     Amortization and depreciation ......................................       61,094      40,352
     Other, net .........................................................        9,977       4,114
     Changes in assets and liabilities:
       (Increase) in receivable from brokers and dealers for sale
         of shares of Alliance mutual funds .............................      (83,696)    (56,316)
       (Increase) decrease in fees receivable from Alliance mutual funds,
         affiliated clients and third-party clients .....................       53,500     (18,252)
       (Increase) in deferred sales commissions .........................     (117,122)   (109,794)
       (Increase) decrease in other investments .........................       (5,185)      2,117
       (Increase) in other assets .......................................       (6,738)    (12,565)
       Increase in payable to Alliance mutual funds for share purchases .      107,287     102,202
       Increase (decrease) in accounts payable and accrued expenses .....      (12,625)     25,826
       Increase in accrued compensation and benefits, less
          deferred compensation .........................................       34,055      49,450
                                                                           -----------   ---------
            Net cash provided from operating activities .................      211,697     125,188
                                                                           -----------   ---------
Cash flows from investing activities:
   Purchase of investments ..............................................     (355,526)   (243,731)
   Proceeds from sale of investments ....................................      318,478     145,003
   Additions to furniture, equipment and leasehold
     improvements, net ..................................................       (9,118)    (15,594)
   Other ................................................................         --          (142)
                                                                           -----------   ---------
            Net cash used in investing activities .......................      (46,166)   (114,464)
                                                                           -----------   ---------
Cash flows from financing activities:
   Proceeds from borrowings .............................................    2,273,002     397,967
   Repayment of debt ....................................................   (2,238,561)   (297,375)
   Cash distributions to partners .......................................     (158,205)    (74,048)
   Purchase of Alliance Holding Units to fund Alliance Partners
     Compensation Plan ..................................................      (47,635)         --
   Proceeds from issuance of Alliance Capital Units to ELAS .............       29,525          --
   Purchase of Alliance Capital Units from Alliance Holding .............      (28,042)         --
   Capital contribution received from Alliance Capital Management
     Corporation ........................................................           90         476
   Proceeds from options for Alliance Holding Units exercised ...........        7,146       2,867
                                                                           -----------   ---------
            Net cash used in financing activities .......................     (162,680)    (29,887)
                                                                           -----------   ---------
Effect of exchange rate changes on cash and cash equivalents ............          (52)         --
                                                                           -----------   ---------
Net increase in cash and cash equivalents ...............................        2,799      40,611
Cash and cash equivalents at beginning of period ........................       80,185      75,186
                                                                           -----------   ---------
Cash and cash equivalents at end of period ..............................  $    82,984   $ 115,797
                                                                           ===========   =========

* As discussed in Notes 1 and 2, the financial information above reflects the operations of Alliance Capital Management Holding L.P. prior to the Reorganization effective October 29, 1999 and of Alliance Capital Management L.P. thereafter.

                       See accompanying notes to condensed
                       consolidated financial statements.

                        ALLIANCE CAPITAL MANAGEMENT L.P.
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2000

                                   (unaudited)

1. REORGANIZATION

Effective October 29, 1999, Alliance Capital Management Holding L.P., formerly known as Alliance Capital Management L.P. ("Alliance Holding"), reorganized by transferring its business to Alliance Capital Management L.P., a newly formed private partnership ("Alliance Capital" or the "Operating Partnership"), in exchange for all of the Units of Alliance Capital (the "Reorganization"). The Operating Partnership recorded the transferred assets and assumption of liabilities at the amounts reflected in Alliance Holding's books and records on the date of transfer. Since the Reorganization, the Operating Partnership has conducted the diversified investment management services business formerly conducted by Alliance Holding, and Alliance Holding's business has consisted of holding Alliance Capital Units and engaging in related activities. Alliance Capital Management Corporation ("ACMC"), an indirect wholly-owned subsidiary of AXA Financial, Inc. ("AXA Financial"), is the general partner of both Alliance Holding and the Operating Partnership. Alliance Capital is a registered investment adviser under the Investment Advisers Act of 1940. Alliance Holding Units are publicly traded on the New York Stock Exchange while Alliance Capital Units do not trade publicly and are subject to significant restrictions on transfer.

As part of the Reorganization, Alliance Holding offered each Alliance Holding Unitholder the opportunity to exchange Alliance Holding Units for Alliance Capital Units on a one-for-one basis. In the exchange offer, approximately 99.6 million Alliance Holding Units were exchanged for Alliance Capital Units. This number includes the approximately 95.1 million Alliance Holding Units exchanged by affiliates of AXA Financial.

At March 31, 2000, Alliance Holding owned approximately 72.1 million, or 42%, of the issued and outstanding Alliance Capital Units. ACMC owns 100,000 general partnership Units in Alliance Holding and a 1% general partnership interest in the Operating Partnership. At March 31, 2000, AXA Financial was the beneficial owner of approximately 2% of Alliance Holding's outstanding Units and approximately 56% of the Operating Partnership's outstanding Units which, including the general partnership interests, equates to an economic interest of approximately 57% in the Operating Partnership.

The Operating Partnership provides diversified investment management and related services to a broad range of clients including unaffiliated separately managed accounts, The Equitable Life Assurance Society of the United States ("ELAS"), a wholly-owned subsidiary of AXA Financial, and its insurance company subsidiary and to individual investors through mutual funds and various other investment vehicles. Separately managed accounts consist primarily of the active management of equity and fixed income portfolios for institutional investors, including corporate and public employee pension funds, the general and separate accounts of ELAS and its insurance company subsidiary, endowment funds, and the assets of other domestic and foreign institutions. The Operating Partnership provides investment management, distribution, and shareholder and administrative services to its sponsored mutual funds and cash management products, including money market funds and deposit accounts ("Alliance mutual funds").

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The unaudited interim condensed consolidated financial statements of the Operating Partnership included herein have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of (a) the Operating Partnership's financial position at March 31, 2000, (b) the Operating Partnership's and Alliance Holding's results of operations for the three months ended March 31, 2000 and 1999, respectively, and
(c) the Operating Partnership's and Alliance Holding's cash flows for the three months ended March 31, 2000 and 1999, respectively, have been made.

The consolidated financial statements' dollar and per Unit amounts and disclosures reflect the operations of Alliance Holding prior to the Reorganization effective October 29, 1999 and Alliance Capital thereafter. The accounting policies summarized below are followed by the Operating Partnership subsequent to the Reorganization and were followed by Alliance Holding prior to the Reorganization. All information prior to the Reorganization is that of Alliance Holding.

RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform with the current period presentation.

3. DEFERRED SALES COMMISSIONS

Sales commissions paid to financial intermediaries in connection with the sale of shares of open-end Alliance mutual funds sold without a front-end sales charge are capitalized and amortized over periods not exceeding five and one-half years, the period of time during which deferred sales commissions are expected to be recovered from distribution plan payments received from those funds and from contingent deferred sales charges received from shareholders of those funds upon the redemption of their shares. Contingent deferred sales charges reduce unamortized deferred sales commissions when received.

4. QUARTERLY FINANCIAL INFORMATION

The following table summarizes the actual and pro forma unaudited condensed results of operations of the Operating Partnership for the three months ended March 31, 2000 and 1999, respectively, as if the Reorganization (See Note 1) had occurred on January 1, 1999. The pro forma financial information reflects the Operating Partnership as a private partnership that is not subject to a federal tax of 3.5% on partnership gross income from the active conduct of a trade or business.

The pro forma financial information does not necessarily reflect the results of operations that would have been obtained had the Reorganization occurred on January 1, 1999, nor is the pro forma financial information necessarily indicative of the results of operations that may be achieved for any future period. (In thousands):

                                                       Three Months Ended
                                                       ------------------
                                                       Actual     Pro Form
                                                       3/31/00    3/31/99
                                                       -------    -------
Revenues                                               $548,406   $419,743
Expenses                                                367,294    304,388
                                                       --------   --------
Income before income taxes                              181,112    115,355
Income taxes                                              9,962      7,226
                                                       --------   --------
Net income                                             $171,150   $108,129
                                                       ========   ========
Basic net income per Alliance Capital Unit                $0.99      $0.99
                                                          =====      =====
Diluted net income per Alliance Capital Unit              $0.95      $0.61
                                                          =====      =====

5. NET INCOME PER UNIT

Basic net income per Unit is derived by reducing net income for the 1% General Partner interest and dividing the remaining 99% by the weighted average number of Units outstanding. Diluted net income per Unit is derived by reducing net income for the 1% General Partner interest and dividing the remaining 99% by the total of the weighted average number of Units outstanding and the dilutive Unit equivalents resulting from outstanding employee options and restricted units. The information prior to the Reorganization is that of Alliance Holding. (In thousands, except per Unit amounts):

                                                                               Three Months Ended
                                                                               ------------------
                                                                             Alliance          Alliance
                                                                             Capital           Holding
                                                                             3/31/00           3/31/99
                                                                             -------           -------

Net income.........................................................          $171,150         $ 98,054

Weighted average units outstanding - Basic.........................           171,469          170,561
Dilutive effect of employee options and restricted units...........             7,391            5,030
                                                                             --------         --------
Weighted average units outstanding - Diluted.......................           178,860          175,591
                                                                             ========         ========

Basic net income per unit..........................................          $   0.99         $   0.57
                                                                             ========         ========
Diluted net income per unit........................................          $   0.95         $   0.55
                                                                             ========         ========

6. COMMITMENTS AND CONTINGENCIES

On July 25, 1995, a Consolidated and Supplemental Class Action Complaint (the "Original Complaint") was filed against Alliance North American Government Income Trust, Inc. (the "Fund"), Alliance Holding and certain other defendants affiliated with Alliance Holding alleging violations of federal securities laws, fraud and breach of fiduciary duty in connection with the Fund's investments in Mexican and Argentine securities. On September 26, 1996, the United States District Court for the Southern District of New York granted the defendants' motion to dismiss all counts of the Original Complaint. On October 29, 1997, the United States Court of Appeals for the Second Circuit affirmed that decision.

On October 29, 1996, plaintiffs filed a motion for leave to file an amended complaint. The principal allegations of the proposed amended complaint are that
(i) the Fund failed to hedge against currency risk despite representations that it would do so, (ii) the Fund did not properly disclose that it planned to invest in mortgage-backed derivative securities, and (iii) two advertisements used by the Fund misrepresented the risks of investing in the Fund. On October 15, 1998, the United States Court of Appeals for the Second Circuit issued an order granting plaintiffs' motion to file an amended complaint alleging that the Fund misrepresented its ability to hedge against currency risk and denying plaintiffs' motion to file an amended complaint alleging that the Fund did not properly disclose that it planned to invest in mortgage-backed derivative securities and that certain advertisements used by the Fund misrepresented the risks of investing in the Fund. On December 1, 1999, the United States District Court for the Southern District of New York granted the defendants' motion for summary judgment on all claims against all defendants. On December 14 and 15, 1999, the plaintiffs filed motions for reconsideration of the Court's ruling. These motions are currently pending with the Court.

A Stipulation and Agreement of Settlement has been signed with the lawyers for the plaintiffs settling this action. Under the Stipulation and Agreement of Settlement Alliance Capital will permit Fund shareholders to invest up to $250 million in Alliance mutual funds free of initial sales charges. Like all class action settlements, the Stipulation and Agreement of Settlement is subject to court approval.

Alliance Capital assumed all of Alliance Holding's liabilities in respect of this litigation in connection with the Reorganization. As a result of the settlement, Alliance Capital recorded a non-cash gain of $22.5 million ($23.9 million pre-tax) for the three months ended March 31, 2000. While the ultimate outcome of this matter cannot be determined at this time, management does not expect that it will have a material adverse effect on Alliance Capital's or Alliance Holding's results of operations or financial condition.

7. INCOME TAXES

The Operating Partnership is a private partnership for federal income tax purposes and, accordingly, is not subject to federal or state corporate income taxes. However, the Operating Partnership is subject to the New York City unincorporated business tax. Domestic corporate subsidiaries of the Operating Partnership, which are subject to federal, state and local income taxes, are generally included in the filing of a consolidated federal income tax return. Separate state and local income tax returns are filed for domestic corporate subsidiaries. Foreign corporate subsidiaries are generally subject to taxes in the foreign jurisdictions where they are located.

8. SUPPLEMENTAL CASH FLOW INFORMATION

   Cash payments for interest and income taxes were as follows (in thousands):

                                                      THREE MONTHS ENDED
                                                    ---------------------
                                                     ALLIANCE    ALLIANCE
                                                     CAPITAL     HOLDING
                                                     3/31/00     3/31/99
                                                     -------     -------

         Interest.................................. $  7,066    $  2,361
         Income taxes..............................   13,443       7,399

9. ACCOUNTING PRONOUNCEMENT

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES". Under this Statement, an entity is required to recognize derivative instruments as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. In addition, any entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137 ("SFAS 137"), which deferred the effective date of SFAS 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. Management intends to adopt this Statement on January 1, 2001 and does not believe that the adoption of the Statement will have a material effect on the Operating Partnership's results of operations, liquidity, or capital resources.

10. CASH DISTRIBUTION

On April 27, 2000, the General Partner declared a distribution of $141,994,000 or $0.815 per Alliance Capital Unit representing a distribution from Available Cash Flow (as defined in the Alliance Capital Partnership Agreement) of the Operating Partnership for the three months ended March 31, 2000. The distribution is payable on May 18, 2000 to holders of record on May 8, 2000.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

REORGANIZATION

Effective October 29, 1999, Alliance Capital Management Holding L.P., formerly known as Alliance Capital Management L.P. ("Alliance Holding"), reorganized by transferring its business to Alliance Capital Management L.P., a newly formed private partnership ("Alliance Capital" or the "Operating Partnership"), in exchange for all of the Units of Alliance Capital (the "Reorganization"). The Operating Partnership recorded the transferred assets and assumption of liabilities at the amounts reflected in Alliance Holding's books and records on the date of transfer. Since the Reorganization, the Operating Partnership has conducted the diversified investment management services business formerly conducted by Alliance Holding, and Alliance Holding's business has consisted of holding Alliance Capital Units and engaging in related activities. Alliance Capital Management Corporation ("ACMC"), an indirect wholly-owned subsidiary of AXA Financial, Inc. ("AXA Financial"), is the general partner of both Alliance Holding and the Operating Partnership. Alliance Capital is a registered investment adviser under the Investment Advisers Act of 1940. Alliance Holding Units are publicly traded on the New York Stock Exchange while Alliance Capital Units do not trade publicly and are subject to significant restrictions on transfer.

As part of the Reorganization, Alliance Holding offered each Alliance Holding Unitholder the opportunity to exchange Alliance Holding Units for Alliance Capital Units on a one-for-one basis. In the exchange offer, approximately 99.6 million Alliance Holding Units were exchanged for Alliance Capital Units. This number includes the approximately 95.1 million Alliance Holding Units exchanged by affiliates of AXA Financial.

At March 31, 2000, Alliance Holding owned approximately 72.1 million, or 42%, of the issued and outstanding Alliance Capital Units. ACMC owns 100,000 general partnership Units in Alliance Holding and a 1% general partnership interest in the Operating Partnership. At March 31, 2000, AXA Financial was the beneficial owner of approximately 2% of Alliance Holding's outstanding Units and approximately 56% of the Operating Partnership's outstanding Units which, including the general partnership interests, equates to an economic interest of approximately 57% in the Operating Partnership.

The Operating Partnership provides diversified investment management and related services to a broad range of clients including unaffiliated separately managed accounts, The Equitable Life Assurance Society of the United States ("ELAS"), a wholly-owned subsidiary of AXA Financial, and its insurance company subsidiary and to individual investors through mutual funds and various other investment vehicles. Separately managed accounts consist primarily of the active management of equity and fixed income portfolios for institutional investors, including corporate and public employee pension funds, the general and separate accounts of ELAS and its insurance company subsidiary, endowment funds, and the assets of other domestic and foreign institutions. The Operating Partnership provides investment management, distribution, and shareholder and administrative services to its sponsored mutual funds and cash management products, including money market funds and deposit accounts ("Alliance mutual funds").

GENERAL

The Operating Partnership's revenues are largely dependent on the total value and composition of assets under its management. Assets under management were $394.2 billion at March 31, 2000, an increase of 30.8% from March 31, 1999 primarily as a result of market appreciation and strong net sales of Alliance mutual funds. Active equity and balanced account assets under management, which comprise approximately 61% of total assets under management, were 45% higher. Active fixed income account assets under management, which comprise approximately 29% of total assets under management, increased by 11%.

In the first quarter of 2000, sales of Alliance mutual fund shares, excluding cash management products, were $21.2 billion compared to sales of $11.7 billion in the first quarter of 1999. The increase in mutual fund sales, principally equity funds sold to both U.S. and non-U.S. investors, partially offset by an increase in mutual fund redemptions, resulted in net Alliance mutual fund sales of $8.0 billion for the three months ended March 31, 2000, an increase of 25.0% from $6.4 billion for the three months ended March 31, 1999.

ASSETS UNDER MANAGEMENT (1):
(Dollars in billions)                       3/31/00           3/31/99            $ Change        % Change
--------------------------------------------------------------------------------------------------------------------------
Alliance mutual funds:
   Mutual funds                               $109.7           $ 67.8               $41.9             61.8%
   Variable products                            43.1             32.9                10.2             31.0
   Cash management products                     36.4             26.6                 9.8             36.8
--------------------------------------------------------------------------------------------------------------------------
                                               189.2            127.3                61.9             48.6
--------------------------------------------------------------------------------------------------------------------------
Separately managed accounts:
   Affiliated clients                           28.5             30.2                (1.7)            (5.6)
   Third-party clients                         176.5            143.9                32.6             22.7
--------------------------------------------------------------------------------------------------------------------------
                                               205.0            174.1                30.9             17.7
--------------------------------------------------------------------------------------------------------------------------
Total                                         $394.2           $301.4               $92.8             30.8%
--------------------------------------------------------------------------------------------------------------------------

ASSETS UNDER MANAGEMENT BY INVESTMENT ORIENTATION (1):
(Dollars in billions)                       3/31/00           3/31/99            $ Change        % Change
--------------------------------------------------------------------------------------------------------------------------
Active equity & balanced
   Domestic                                   $208.6           $154.0               $54.6             35.5%
   Global & international                       32.7             12.8                19.9            155.5
Active fixed income
   Domestic                                    100.8             90.2                10.6             11.8
   Global & international                       15.2             14.2                 1.0              7.0
Index
   Domestic                                     30.6             25.8                 4.8             18.6
   Global & international                        6.3              4.4                 1.9             43.2
--------------------------------------------------------------------------------------------------------------------------
Total                                         $394.2           $301.4               $92.8             30.8%
--------------------------------------------------------------------------------------------------------------------------

AVERAGE ASSETS UNDER MANAGEMENT (1):
                                                                    THREE MONTHS ENDED
                                                     -----------------------------------------------
(Dollars in billions)                                3/3100             3/31/99             % Change
--------------------------------------------------------------------------------------------------------------------------
Alliance mutual funds                                 $176.3             $121.7                44.9%
Separately managed accounts:
   Affiliated clients                                   29.1               29.8                (2.3)
   Third-party clients                                 168.2              142.7                17.9
--------------------------------------------------------------------------------------------------------------------------
Total                                                 $373.6             $294.2                27.0%
--------------------------------------------------------------------------------------------------------------------------

ANALYSIS OF ASSETS UNDER MANAGEMENT (1):
(Dollars in billions)                          2000                                          1999
--------------------------------------------------------------------------------------------------------------------------
                              Separately     Alliance                       Separately     Alliance
                                 Managed       Mutual                          Managed       Mutual
                                Accounts        Funds      Total              Accounts        Funds      Total
--------------------------------------------------------------------------------------------------------------------------
Balance at January 1,             $198.9       $169.4      $368.3               $168.1       $118.6      $286.7
--------------------------------------------------------------------------------------------------------------------------
New accounts/sales                   2.3         21.2        23.5                  3.2         11.7        14.9
Terminations/redemptions            (1.0)       (13.2)      (14.2)                (2.3)        (5.3)       (7.6)
Net cash management sales            -            4.2         4.2                  -            0.1         0.1
Cash flow                           (4.0)        (0.3)       (4.3)                (0.6)        (0.3)       (0.9)
Market appreciation                  8.8          7.9        16.7                  5.7          2.5         8.2
--------------------------------------------------------------------------------------------------------------------------
Net change                           6.1         19.8        25.9                  6.0          8.7        14.7
--------------------------------------------------------------------------------------------------------------------------
Balance at March 31,              $205.0       $189.2      $394.2               $174.1       $127.3      $301.4
--------------------------------------------------------------------------------------------------------------------------

(1) Excludes certain non-discretionary relationships and includes 100% of assets under management of unconsolidated affiliates. Includes $2.8 billion mutual fund assets and $0.6 billion separately managed account assets at March 31, 2000 and $1.6 billion mutual fund assets and $0.4 billion separately managed account assets at March 31, 1999. Certain amounts in the 1999 presentation have been reclassified to conform to the 2000 presentation.

Assets under management at March 31, 2000 were $394.2 billion, an increase of $25.9 billion or 7.0% from December 31, 1999. Alliance mutual fund assets under management at March 31, 2000 were $189.2 billion, an increase of $19.8 billion or 11.7% from December 31, 1999, due principally to market appreciation of $7.9 billion and net sales of mutual funds, variable products and cash management products of $7.4 billion, $0.6 billion and $4.2 billion, respectively. Separately managed account assets under management at March 31, 2000 for third-party clients and affiliated clients were $205.0 billion, an increase of $6.1 billion or 3.1% from December 31, 1999. This increase was due to market appreciation of $8.8 billion and new third-party client accounts of $2.3 billion, offset by net asset withdrawals from affiliated client accounts of $1.6 billion and third-party client account terminations and net asset withdrawals of $3.4 billion.

Assets under management at March 31, 1999 were $301.4 billion, an increase of $14.7 billion or 5.1% from December 31, 1998. Alliance mutual fund assets under management at March 31, 1999 were $127.3 billion, an increase of $8.7 billion or 7.3% from December 31, 1998, due principally to net sales of mutual funds and variable products of $5.8 billion and $0.6 billion, respectively, and market appreciation of $2.5 billion. Separately managed account assets under management at March 31, 1999 for third party clients and affiliated clients were $174.1 billion, an increase of $6.0 billion or 3.6% from December 31, 1998. This increase was primarily due to market appreciation of $5.7 billion, new third-party client accounts of $3.2 billion and asset additions to affiliated client accounts of $1.4 billion, offset by net third party client account terminations and asset withdrawals of $4.3 billion.

BASIS OF PRESENTATION - PRO FORMA RESULTS

The pro forma financial information of the Operating Partnership for the three months ended March 31, 1999 assumes the Reorganization occurred on January 1, 1999, and reflects the Operating Partnership as a private partnership that is not subject to a federal tax of 3.5% on partnership gross income from the active conduct of a trade or business. The pro forma financial information for the three months ended March 31, 1999 does not necessarily reflect the results of operations that would have been obtained had the Reorganization occurred on January 1, 1999, nor is the pro forma financial information necessarily indicative of the results of operations that may be achieved for any future period. Actual results of operations of the Operating Partnership is presented for the three months ended March 31, 2000.

CONSOLIDATED RESULTS OF OPERATIONS - PRO FORMA RESULTS
(Dollars in millions)                                              Three Months Ended
                                                     -----------------------------------------------
                                                     Operating          Alliance
                                                     Partnership        Holding
--------------------------------------------------------------------------------------------------------------------------
                                                     3/31/00            3/31/99(1)          % Change
--------------------------------------------------------------------------------------------------------------------------
Revenues                                               $548.4            $419.7                30.7%
Expenses                                                367.3             304.4                20.7
                                                      -------            ------
Income before income taxes                              181.1             115.3                57.1
Income taxes                                             10.0               7.2                38.9
                                                      -------            ------
Net income                                              171.1             108.1                58.3
                                                      =======            ======
Impact of NAGIT litigation adjustment                    22.5                --                 N/A
                                                      -------            -----
Net income excluding impact of NAGIT
   litigation adjustment                                148.6             108.1                37.5
                                                      =======            ======
Impact of performance fees                                5.7              16.9               (66.3)
                                                      -------            ------
Net income excluding impact of NAGIT
   litigation adjustment and performance fees          $142.9             $91.2                56.7%
                                                       ======             =====
Pre-tax margin(2):                                      39.2%              35.4%
--------------------------------------------------------------------------------------------------------------------------

(1) Pro forma amounts assume the Alliance Holding Reorganization occurred on January 1, 1999. The pro forma financial information reflects the Operating Partnership as a private partnership that is not subject to a federal tax of 3.5% on partnership gross income from the active conduct of a trade or business.
(2) Calculated after netting distribution revenues against total expenses; excludes the impact of NAGIT litigation adjustment.

Net income for the three months ended March 31, 2000 increased $63.0 million or 58.3% to $171.1 million from pro forma net income of $108.1 million for the three months ended March 31, 1999. The increase was principally due to an increase in investment advisory and services fees resulting primarily from higher average assets under management and the $22.5 million ($23.9 million pre-tax) impact of a non-cash gain related to the settlement of litigation concerning the Alliance North American Government Income Trust, Inc. ("NAGIT"). This increase was partially offset by lower performance fees, higher operating expenses, principally promotion and servicing and compensation and benefits, and higher income taxes.

BASIS OF PRESENTATION - ACTUAL RESULTS

The following is a discussion of the results of operations of the Operating Partnership for the three months ended March 31, 2000 and of Alliance Holding, prior to the Reorganization, for the three months ended March 31, 1999. The presentation is considered meaningful in understanding the diversified investment management business operated by Alliance Holding prior to the Reorganization and by the Operating Partnership thereafter. All information prior to the Reorganization is that of Alliance Holding.

REVENUES

                                                                    Three Months Ended
                                                    ------------------------------------------------
                                                    Operating           Alliance
                                                    Partnership         Holding
                                                    ------------------------------------------------
(Dollars in millions)                               3/31/00             3/31/99             % Change
--------------------------------------------------------------------------------------------------------------------------
Investment advisory and services fees:
   Alliance mutual funds                              $255.1             $194.9                30.9%
   Separately managed accounts:
     Affiliated clients                                 12.8               12.7                 0.8
     Third-party clients                               106.3               97.8                 8.7
Distribution revenues                                  147.2               93.6                57.3
Shareholder servicing fees                              19.4               13.3                45.9
Other revenues                                           7.6                7.4                 2.7
--------------------------------------------------------------------------------------------------------------------------
Total                                                 $548.4             $419.7                30.7%
--------------------------------------------------------------------------------------------------------------------------

INVESTMENT ADVISORY AND SERVICES FEES

Investment advisory and services fees are generally calculated as a small percentage of the value of assets under management and vary with the type of account managed. Fee income is therefore affected by changes in the amount of assets under management, including market appreciation or depreciation, the addition of new client accounts or client contributions of additional assets to existing accounts, withdrawals of assets from and termination of client accounts, purchases and redemptions of mutual fund shares, and shifts of assets between accounts or products with different fee structures. Investment advisory and services fees for the three months ended March 31, 2000 increased 22.5% from the first quarter of 1999.

Certain investment advisory contracts provide for a performance fee, in addition to or in lieu of a base fee, that is calculated as a percentage of the related investment results over a specified period of time. Performance fees are recorded as revenue at the end of the measurement period and will generally be higher in favorable markets and lower in unfavorable markets, which may increase the volatility of the Operating Partnership's revenues and earnings. Performance fees earned on separately managed accounts and mutual funds aggregated $8.1 million for the three months ended March 31, 2000. Lower performance fees of $33.7 million in the first quarter of 2000 were primarily the result of a refinement, in the fourth quarter of 1999, of the procedures for estimating such fees. Currently, a substantial amount of the accounts that may earn performance fees have calendar year measurement periods. As a result, for 1999 and subsequent years, the majority of such fees, if any, will be recognized in the fourth quarter.

Investment advisory and services fees from Alliance mutual funds for the three months ended March 31, 2000 increased $60.2 million or 30.9% from the first quarter of 1999 primarily as a result of a 44.9% increase in average assets under management, partially offset by a $26.2 million decrease in performance fees.

Investment advisory and services fees from affiliated clients, primarily the General Accounts of ELAS, for the three months ended March 31, 2000 increased $0.1 million or 0.8% from the first quarter of 1999 due primarily to a $0.3 million increase in performance fees, partially offset by a 2.3% decrease in average assets under management.

Investment advisory and services fees from third-party clients for the three months ended March 31, 2000 increased $8.5 million or 8.7% from the first quarter of 1999 principally due to an increase in average assets under management of 17.9%, partially offset by a $8.6 million decrease in performance fees.

DISTRIBUTION REVENUES

The Operating Partnership's subsidiary, Alliance Fund Distributors, Inc. ("AFD"), acts as distributor of the Alliance mutual funds and receives distribution plan fees from those funds in reimbursement of distribution expenses it incurs. Distribution revenues for the three months ended March 31, 2000 increased 57.3% from the first quarter of 1999 principally due to higher average equity mutual fund assets under management attributable to strong sales of Back-End Load Shares under the Operating Partnership's mutual fund distribution system (the "System") described under "Capital Resources and Liquidity", and market appreciation.

SHAREHOLDER SERVICING FEES

The Operating Partnership's subsidiaries, Alliance Fund Services, Inc. and ACM Fund Services S.A., provide transfer agency services to the Alliance mutual funds. Shareholder servicing fees for the three months ended March 31, 2000 increased 45.9% from the first quarter of 1999 as a result of increases in the number of mutual fund shareholder accounts serviced. The number of shareholder accounts serviced increased to approximately 5.8 million as of March 31, 2000 compared to approximately 4.0 million as of March 31, 1999.

EXPENSES

                                                                    Three Months Ended
                                                    ------------------------------------------------
                                                    Operating           Alliance
                                                    Partnership         Holding
                                                    ------------------------------------------------
(Dollars in millions)                               3/31/00             3/31/99             % Change
--------------------------------------------------------------------------------------------------------------------------
Employee compensation and benefits                    $128.6             $118.3                 8.7%
Promotion and servicing                                198.6              139.3                42.6
General and administrative                              48.9               42.3                15.6
Interest                                                14.1                3.5               302.9
Amortization of intangible assets                        1.0                0.9                11.1
Litigation adjustment, net                             (23.9)               -                   N/A
--------------------------------------------------------------------------------------------------------------------------
Total                                                 $367.3             $304.3                20.7%
--------------------------------------------------------------------------------------------------------------------------

EMPLOYEE COMPENSATION AND BENEFITS

Employee compensation and benefits include salaries, commissions, fringe benefits and incentive compensation based on profitability. Provisions for future payments to be made under certain deferred compensation arrangements are also included in employee compensation and benefits expense.

Employee compensation and benefits for the three months ended March 31, 2000 increased 8.7% from the first quarter of 1999 primarily as a result of increased base compensation and commissions. Base compensation increased principally due to an increase in the number of employees, primarily working in mutual fund areas combined with salary increases. The Operating Partnership had 2,438 employees at March 31, 2000 compared to 2,124 at March 31, 1999. Commissions increased primarily due to higher mutual fund sales.

PROMOTION AND SERVICING

Promotion and servicing expenses include distribution plan payments to financial intermediaries for distribution of sponsored mutual funds and cash management services' products and amortization of deferred sales commissions paid to financial intermediaries for the sale of Back-End Load Shares under the System. See "Capital Resources and Liquidity". Also included in this expense category are travel and entertainment, advertising, promotional materials, and investment meetings and seminars for financial intermediaries that distribute the Operating Partnership's mutual fund products.

Promotion and servicing expenses for the three months ended March 31, 2000 increased 42.6% from the first quarter of 1999 primarily due to increased distribution plan payments resulting from higher average domestic, offshore and cash management assets under management. An increase of $16.0 million in amortization of deferred sales commissions for the three months ended March 31, 2000 as compared to the first quarter of 1999, resulting from higher sales of Back-End Load Shares, also contributed to the increase in promotion and servicing expense. Other promotion and servicing expenses increased primarily as a result of higher travel and entertainment costs and higher promotional expenditures incurred in connection with mutual fund sales initiatives.

GENERAL AND ADMINISTRATIVE

General and administrative expenses are costs related to operations, including technology, professional fees, occupancy, communications, equipment and similar expenses. General and administrative expenses for the three months ended March 31, 2000 increased 15.6% from the first quarter of 1999 due principally to higher occupancy related expenses partially offset by lower technology expenses.

INTEREST

Interest expense is incurred on borrowings and on deferred compensation owed to employees. Interest expense for the three months ended March 31, 2000 increased from the first quarter of 1999 primarily as a result of higher debt and an increase in deferred compensation liabilities.

TAXES ON INCOME

The Operating Partnership, a private limited partnership, is not subject to federal or state corporate income taxes. However, the Operating Partnership is subject to the New York City unincorporated business tax. Domestic corporate subsidiaries of the Operating Partnership are subject to federal, state and local income taxes, and are generally included in the filing of a consolidated federal income tax return. Separate state and local income tax returns are filed for domestic corporate subsidiaries. Foreign corporate subsidiaries are generally subject to taxes in the foreign jurisdictions where they are located.

Income tax expense of $10.0 million for the three months ended March 31, 2000 decreased $7.3 million from the first quarter of 1999 primarily as a result of a lower effective tax rate offset partially by higher pre-tax income. The Operating Partnership, a private partnership, is not subject to a federal tax of 3.5% on partnership gross income from the active conduct of a trade or business which results in a lower effective tax rate compared to Alliance Holding, a public partnership, which is subject to the 3.5% federal tax.

CAPITAL RESOURCES AND LIQUIDITY

Partners' capital of the Operating Partnership was $530.5 million at March 31, 2000, a decrease of $22.2 million or 4.0% from $552.7 at December 31, 1999. The decrease is primarily due to cash distributions and unamortized deferred compensation related to the Alliance Partners Compensation Plan partially offset by net income.

Cash flow from operations and proceeds from borrowings have been the Operating Partnership's and prior to the reorganization, Alliance Holding's principal sources of working capital.

The Operating Partnership's cash and cash equivalents increased $2.8 million for the three months ended March 31, 2000. Cash inflows for the first three months included $211.7 million from operations, proceeds from borrowings net of debt repayments of $34.4 million and $7.1 million of proceeds from employee options exercised for Alliance Holding Units. Cash outflows included $158.2 million in cash distributions, the purchase of Alliance Holding Units to fund $47.6 million in awards under the Alliance Partners Compensation Plan, net purchases of investments of $37.0 million and $9.1 million in capital expenditures.

The Operating Partnership's mutual fund distribution system (the "System") includes a multi-class share structure. The System permits the Operating Partnership's open-end mutual funds to offer investors various options for the purchase of mutual fund shares, including the purchase of Front-End Load Shares and Back-End Load Shares. The Front-End Load Shares are subject to a conventional front-end sales charge paid by investors to AFD at the time of sale. AFD in turn compensates the financial intermediaries distributing the funds from the front-end sales charge paid by investors. For Back-End Load Shares, investors do not pay a front-end sales charge although, if there are redemptions before the expiration of the minimum holding period (which ranges from one year to four years), investors pay a contingent deferred sales charge ("CDSC") to AFD. While AFD is obligated to compensate the financial intermediaries at the time of the purchase of Back-End Load Shares, it receives higher ongoing distribution fees from the funds. Payments made to financial intermediaries in connection with the sale of Back-End Load Shares under the System, net of CDSC received, reduced cash flow from operations by approximately $117.1 million for the three months ended March 31, 2000. Management believes AFD will recover the payments made to financial intermediaries for the sale of Back-End Load Shares from the higher distribution fees and CDSC it receives over periods not exceeding 5 1/2 years.


During 1998, Alliance Holding increased its commercial paper program to $425 million and entered into a $425 million five-year revolving credit facility with a group of commercial banks and a $425 million commercial paper program. Under the credit facility, the interest rate, at the option of the borrower, is a floating rate generally based upon a defined prime rate, a rate related to the London Interbank Offered Rate (LIBOR) or the Federal Funds rate. A facility fee is payable on the total facility. Borrowings under the credit facility and the commercial paper program may not exceed $425 million in the aggregate. In connection with the Reorganization, the Operating Partnership assumed Alliance Holding's rights and obligations under the five-year revolving credit facility and the commercial paper program. The revolving credit facility will be used to provide back-up liquidity for the Operating Partnership's commercial paper program, to fund commission payments to financial intermediaries for the sale of Back-End Load Shares under the Operating Partnership's mutual fund distribution system, and for general working capital purposes.

During July 1999, Alliance Holding entered into a $200 million three-year revolving credit facility with a group of commercial banks. In connection with the Reorganization, the Operating Partnership assumed Alliance Holding's rights and obligations under the three-year revolving credit facility. The new revolving credit facility, the terms of which are generally similar to the $425 million credit facility, will be used to fund commission payments to financial intermediaries for the sale of Back-End Load Shares under the Operating Partnership's mutual fund distribution system and for general working capital purposes.

The revolving credit facilities contain covenants which, among other things, require the Operating Partnership to meet certain financial ratios.

In December 1999, the Operating Partnership established a $100 million Extendible Commercial Notes ("ECN") Program as a supplement to its $425 million commercial paper program. ECNs are short-term uncommitted debt instruments that do not require back-up liquidity support.

At March 31, 2000, the Operating Partnership had $381.5 million of commercial paper and ECNs outstanding, borrowings under the revolving credit facilities of $48.0 million, and a $3.1 million note related an acquisition in 1998. The $42.5 million increase in debt from December 31, 1999 was primarily due to borrowings to fund payments to financial intermediaries and for capital expenditures.

The Operating Partnership's substantial equity base and access to public and private debt, at competitive terms, should provide adequate liquidity for its general business needs. Management believes that cash flow from operations and the issuance of debt and Alliance Capital or Alliance Holding Units will provide the Operating Partnership with the financial resources to meet its capital requirements for mutual fund sales and its other working capital requirements.

COMMITMENTS AND CONTINGENCIES

The Operating Partnership's capital commitments, which consist primarily of operating leases for office space, are generally funded from future operating cash flows.

On July 25, 1995, a Consolidated and Supplemental Class Action Complaint (the "Original Complaint") was filed against Alliance North American Government Income Trust, Inc. (the "Fund"), Alliance Holding and certain other defendants affiliated with Alliance Holding alleging violations of federal securities laws, fraud and breach of fiduciary duty in connection with the Fund's investments in Mexican and Argentine securities. On September 26, 1996, the United States District Court for the Southern District of New York granted the defendants' motion to dismiss all counts of the Original Complaint. On October 29, 1997, the United States Court of Appeals for the Second Circuit affirmed that decision.

On October 29, 1996, plaintiffs filed a motion for leave to file an amended complaint. The principal allegations of the proposed amended complaint are that
(i) the Fund failed to hedge against currency risk despite representations that it would do so, (ii) the Fund did not properly disclose that it planned to invest in mortgage-backed derivative securities, and (iii) two advertisements used by the Fund misrepresented the risks of investing in the Fund. On October 15, 1998, the United States Court of Appeals for the Second Circuit issued an order granting plaintiffs' motion to file an amended complaint alleging that the Fund misrepresented its ability to hedge against currency risk and denying plaintiffs' motion to file an amended complaint alleging that the Fund did not properly disclose that it planned to invest in mortgage-backed derivative securities and that certain advertisements used by the Fund misrepresented the risks of investing in the Fund. On December 1, 1999, the United States District Court for the Southern District of New York granted the defendants' motion for summary judgment on all claims against all defendants. On December 14 and 15, 1999, the plaintiffs filed motions for reconsideration of the Court's ruling. These motions are currently pending with the Court.

A Stipulation and Agreement of Settlement has been signed with the lawyers for the plaintiffs settling this action. Under the Stipulation and Agreement of Settlement Alliance Capital will permit Fund shareholders to invest up to $250 million in Alliance mutual funds free of initial sales charges. Like all class action settlements, the Stipulation and Agreement of Settlement is subject to court approval.

Alliance Capital assumed all of Alliance Holding's liabilities in respect of this litigation in connection with the Reorganization. As a result of the settlement, Alliance Capital recorded a non-cash gain of $22.5 million ($23.9 million pre-tax) for the three months ended March 31, 2000. While the ultimate outcome of this matter cannot be determined at this time, management does not expect that it will have a material adverse effect on Alliance Capital's or Alliance Holding's results of operations or financial condition.

CHANGES IN ACCOUNTING PRINCIPLES

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES". Under this Statement, an entity is required to recognize derivative instruments as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. In addition, any entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137 ("SFAS 137"), which deferred the effective date of SFAS 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. Management intends to adopt this Statement on January 1, 2001 and does not believe that the adoption of the Statement will have a material effect on the Operating Partnership's financial condition, results of operations, liquidity, or capital resources.

CASH DISTRIBUTIONS

The Operating Partnership is required to distribute all of its Available Cash Flow (as defined in the Alliance Capital Partnership Agreement) to the General Partner and Alliance Capital Unitholders. Alliance Holding is also required to distribute all of its available cash flow (as defined in the Alliance Holding Partnership Agreement). The Available Cash Flow of the Operating Partnership and Alliance Holding for the three months ended March 31, 2000 and 1999, respectively, was as follows:

                                                                 Three Months Ended
                                                            ----------------------------
                                                             Operating           Alliance
                                                             Partnership         Holding
                                                          ------------------------------------
                                                             3/31/00             3/31/99
--------------------------------------------------------------------------------------------------------------------------
Available Cash Flow (in thousands)                           $141,994            $93,316
Distributions per unit                                       $  0.815            $  0.54
--------------------------------------------------------------------------------------------------------------------------

FORWARD-LOOKING STATEMENTS

Certain statements provided by Alliance Capital and Alliance Holding in this report are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. The most significant of such factors include, but are not limited to, the following: the performance of financial markets, the investment performance of sponsored investment products and separately managed accounts, general economic conditions, future acquisitions, competitive conditions and government regulations, including changes in tax rates. Alliance Capital and Alliance Holding caution readers to carefully consider such factors. Further, such forward-looking statements speak only as of the date on which such statements are made; Alliance Capital and Alliance Holding undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

                                     Part II

                                OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

          A Stipulation and Agreement of Settlement has been signed with the lawyers for plaintiffs in the legal proceeding reported in the Alliance Capital Management L.P. ("Alliance Capital") Annual Report on Form 10-K for the year ended December 31, 1999. Under the Stipulation and Agreement of Settlement Alliance Capital will permit shareholders of Alliance North American Government Income Trust, Inc. to invest up to $250 million in mutual funds sponsored by Alliance Capital free of sales charges. Like all class action settlements, the Stipulation and Agreement of Settlement is subject to court approval.

Item 2.   CHANGES IN SECURITIES

          None.

Item 3.   DEFAULTS UPON SENIOR SECURITIES

          None.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

Item 5.   OTHER INFORMATION

          None.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               None.

          (b)  Reports on Form 8-K

               None.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 ALLIANCE CAPITAL MANAGEMENT L.P.

Dated: May 15, 2000                   By:   Alliance Capital Management
                                            Corporation, its General Partner


                                      By:   /s/ ROBERT H. JOSEPH, JR.
                                            ____________________________________
                                            Robert H. Joseph, Jr.
                                            Senior Vice President &
                                            Chief Financial Officer