Form 10-Q
period 1999-09-30
ALLIANCE CAPITAL MANAGEMENT L P
filed 2000-07-11
CIK 1109448

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           September 30, 1999
                                    ---------------------------

                                       OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934


For the transition period from                      to
                               --------------------     ------------------------

Commission File No.        000-29961
                    -------------------------

                        ALLIANCE CAPITAL MANAGEMENT L.P.
                 (Formerly Alliance Capital Management L.P. II)
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                      13-4064930
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

1345 Avenue of the Americas, New York, NY                   10105
--------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (212) 969-1000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes      X                     No
                        ------                       -------

                        ALLIANCE CAPITAL MANAGEMENT L.P.
                 (Formerly Alliance Capital Management L.P. II)

                               Index to Form 10-Q

                                     Part I

                              FINANCIAL INFORMATION

Item 1.      FINANCIAL STATEMENTS                                         Page
                                                                          ----

             Statement of Financial Condition                              1

             Statements of Income                                          2

             Statements of Changes in Partners' Capital and
               Comprehensive Income                                        3

             Statement of Cash Flows                                       4

             Notes to Financial Statements                                 5


Item 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS                         6


                                     Part II

                                OTHER INFORMATION

Item 1.      LEGAL PROCEEDINGS                                             7

Item 2.      CHANGES IN SECURITIES                                         7

Item 3.      DEFAULTS UPON SENIOR SECURITIES                               7

Item 4.      SUBMISSION OF MATTERS TO A VOTE OF
               SECURITY HOLDERS                                            7

Item 5.      OTHER INFORMATION                                             7

Item 6.      EXHIBITS AND REPORTS ON FORM 8-K                              7

                                     Part I

                              FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS


                        ALLIANCE CAPITAL MANAGEMENT L.P.
                 (Formerly Alliance Capital Management L.P. II)
                        Statement of Financial Condition

                                     ASSETS

                                                                                      9/30/99
                                                                                    -----------
                                                                                    (unaudited)

Cash and cash equivalents.......................................................      $   100
                                                                                      -------
     Total assets...............................................................      $   100
                                                                                      =======


                                PARTNERS' CAPITAL

Partners' capital:
   General Partner..............................................................      $    50
   Limited Partner..............................................................           50
                                                                                      -------
     Total partners' capital....................................................      $   100
                                                                                      =======






















                 See accompanying notes to financial statements.

                        ALLIANCE CAPITAL MANAGEMENT L.P.
                 (Formerly Alliance Capital Management L.P. II)
                              Statements of Income

                                   (unaudited)

                                                                                                            Period From 4/6/99
                                                                                 Three Months Ended       (Date of Inception) to
                                                                                      9/30/99                     9/30/99
                                                                                --------------------      -----------------------
Revenues...............................................................             $     -                   $      -

Expenses...............................................................                   -                          -
                                                                                    --------------            ---------------
Income before income taxes.............................................                   -                          -
                                                                                    --------------            ---------------

Income taxes...........................................................                   -                          -
                                                                                    --------------            ---------------

Net income ............................................................             $     -                   $      -
                                                                                    ==============            ===============






























                 See accompanying notes to financial statements.

                        ALLIANCE CAPITAL MANAGEMENT L.P.
                 (Formerly Alliance Capital Management L.P. II)
                   Statements of Changes in Partners' Capital
                            and Comprehensive Income

                                   (unaudited)

                                                                                                            Period From 4/6/99
                                                                                Three Months Ended        (Date of Inception) to
                                                                                    9/30/99                       9/30/99
                                                                                --------------------      ----------------------
Partners' capital - beginning of period................................             $           -             $            -
   Comprehensive income:
       Net income......................................................                         -                          -
                                                                                    --------------            ---------------
       Comprehensive income............................................                         -                          -
                                                                                    --------------            ---------------
   Capital contribution received from Alliance Capital
     Management Corporation............................................                         50                         50
   Capital contribution received from Alliance Capital
     Management Holding L.P............................................                         50                         50
                                                                                    --------------            ---------------
Partners' capital - end of period......................................             $          100            $           100
                                                                                    ==============            ===============



























                 See accompanying notes to financial statements.

                        ALLIANCE CAPITAL MANAGEMENT L.P.
                 (Formerly Alliance Capital Management L.P. II)
                             Statement of Cash Flows

                                   (unaudited)

                                                                                       Period From 4/6/99
                                                                                    (Date of Inception) to
                                                                                             9/30/99
                                                                                    -----------------------
Cash flows from operating activities............................................        $            -
                                                                                        --------------

Cash flows from investing activities............................................                     -
                                                                                        --------------

Cash flows from financing activities:
   Capital contribution received from Alliance Capital Management
     Corporation................................................................                    50
   Capital contribution received from Alliance Capital Management
     Holding L.P................................................................                    50
                                                                                        --------------
Cash flows from financing activities............................................                   100
                                                                                        --------------

Net increase in cash and cash equivalents.......................................                   100
Cash and cash equivalents at beginning of period................................                     -
                                                                                        --------------
Cash and cash equivalents at end of period......................................        $          100
                                                                                        ==============























                 See accompanying notes to financial statements.

                        ALLIANCE CAPITAL MANAGEMENT L.P.
                 (Formerly Alliance Capital Management L.P. II)
                          Notes to Financial Statements
                               September 30, 1999

                                   (unaudited)

1.   REORGANIZATION

     At a special meeting of unitholders held on September 22, 1999, the unitholders of Alliance Capital Management Holding L.P., formerly Alliance Capital Management L.P., ("Alliance Holding"), approved both the transfer of Alliance Holding's business to Alliance Capital Management L.P., formerly Alliance Capital Management L.P. II (the "Partnership"), a newly-formed private limited partnership, in exchange for units of the Partnership (the "Reorganization") and the amendment and restatement of Alliance Holding's partnership agreement. In connection with the Reorganization, Alliance Holding offered to its unitholders the opportunity to exchange Alliance Holding units for Partnership units on a one-for-one basis (the "Exchange Offer").

     Effective at the close of business on October 29, 1999, Alliance Holding transferred its business to the Partnership pursuant to the Reorganization.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION

     The unaudited interim financial statements of the Partnership included herein have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of (a) financial position at September 30, 1999, (b) results of operations for the three months ended September 30, 1999 and the period from April 6, 1999 (Date of Inception) to September 30, 1999 and (c) cash flows for the period from April 6, 1999 (Date of Inception) to September 30, 1999, have been made.

     On July 7, 1999, Alliance Holding, as limited partner, and Alliance Capital Management Corporation ("ACMC"), an indirect wholly-owned subsidiary of AXA Financial, Inc., as general partner, each contributed $50 in exchange for a 50% interest in the Partnership. All costs and expenses associated with the organization of the Partnership will be paid by The Equitable Life Assurance Society of the United States ("ELAS"). The Partnership had no operations through September 30, 1999.

     The accounting policies followed by Alliance Holding will be assumed by the Partnership subsequent to the Reorganization.

     Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     REORGANIZATION

     At a special meeting of unitholders held on September 22, 1999, the unitholders of Alliance Capital Management Holding L.P., formerly Alliance Capital Management L.P., ("Alliance Holding"), approved both the transfer of Alliance Holding's business to Alliance Capital Management L.P., formerly Alliance Capital Management L.P. II (the "Partnership"), a newly-formed private limited partnership, in exchange for units of the Partnership (the "Reorganization") and the amendment and restatement of Alliance Holding's partnership agreement. In connection with the Reorganization, Alliance Holding offered to its unitholders the opportunity to exchange Alliance Holding units for Partnership units on a one-for-one basis (the "Exchange Offer").

     Effective at the close of business on October 29, 1999, Alliance Holding transferred its business to the Partnership pursuant to the Reorganization.

     RESULTS OF OPERATIONS

     On July 7, 1999, Alliance Holding, as limited partner, and Alliance Capital Management Corporation ("ACMC"), an indirect wholly-owned subsidiary of AXA Financial, Inc., as general partner, each contributed $50 in exchange for a 50% interest in the Partnership. All costs and expenses associated with the organization of the Partnership will be paid by The Equitable Life Assurance Society of the United States ("ELAS"). The Partnership had no operations through September 30, 1999.

     CAPITAL RESOURCES AND LIQUIDITY

     Partners' capital of the Partnership was $100 at September 30, 1999. Management believes that cash flow from future operations, and the issuance of debt and Partnership or Alliance Holding Units will provide the Partnership with the financial resources to meet its capital requirements.

     FORWARD-LOOKING STATEMENTS

     Certain statements provided by the Partnership and Alliance Holding in this report are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. The most significant of such factors include, but are not limited to, the following: the performance of financial markets, the investment performance of sponsored investment products and separately managed accounts, general economic conditions, future acquisitions, competitive conditions, and government regulations, including changes in tax rates. The Partnership and Alliance Holding caution readers to carefully consider such factors. Further, such forward-looking statements speak only as of the date on which such statements are made; the Partnership and Alliance Holding undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

                                     Part II

                                OTHER INFORMATION

Item 1.           LEGAL PROCEEDINGS

                  In connection with the Alliance Capital Management Holding L.P. ("Alliance Holding") reorganization, on September 29, 1999, a purported class action complaint was filed in the Court of Chancery of the State of Delaware in and for New Castle County against Alliance Holding, Alliance Capital Management L.P. (formerly Alliance Capital Management L.P. II) (the "Partnership"), Alliance Capital Management Corporation and certain other defendants affiliated with Alliance Holding which sought, among other things, to enjoin the consummation of the reorganization and exchange offer and alleged, among other things, the amended and restated partnership agreement of Alliance Holding adversely effected Alliance Holding's Unitholders. Management of the Partnership does not believe that the resolution of this matter will have a material adverse effect on the Partnership's results of operations or financial condition.

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

                                      ALLIANCE CAPITAL MANAGEMENT L.P.

Dated:  July 11, 2000                   By:    Alliance Capital Management
                                               Corporation, its General Partner


                                        By:    /s/ Robert H. Joseph, Jr.
                                               --------------------------------
                                               Robert H. Joseph, Jr.
                                               Senior Vice President &
                                               Chief Financial Officer