Form 10-Q
period 2000-06-30
ALLIANCE CAPITAL MANAGEMENT L P
filed 2000-08-14
CIK 1109448

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          JUNE 30, 2000
                                   ------------------------------

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934


For the transition period from                        to
                               ---------------------     ---------------------

Commission File No.                   000-29961
                    --------------------------------------

                        ALLIANCE CAPITAL MANAGEMENT L.P.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                     13-4064930
--------------------------------                   ----------------------
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

                  Yes      X                             No
                        ------                               ------

205,573,518 Units of limited partnership interests in Alliance Capital Management L.P. were outstanding as of June 30, 2000.

                        ALLIANCE CAPITAL MANAGEMENT L.P.

                               Index to Form 10-g

                                     Part I

                              FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS                                            PAGE

         Condensed Consolidated Statements of Financial Condition         1

         Condensed Consolidated Statements of Income                      2

         Condensed Consolidated Statements of Changes in
          Partners' Capital and Comprehensive Income                      3

         Condensed Consolidated Statements of Cash Flows                  4

         Notes to Condensed Consolidated Financial Statements             5-9


Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS                           10-20


                             Part II

                        OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS                                                 21

Item 2. CHANGES IN SECURITIES                                             21

Item 3. DEFAULTS UPON SENIOR SECURITIES                                   21

Item 4. SUBMISSION OF MATTERS TO A VOTE OF
         SECURITY HOLDERS                                                 21

Item 5. OTHER INFORMATION                                                 21

Item 6. EXHIBITS AND REPORTS ON FORM 8-K                                  21

                                       Part I

                                FINANCIAL INFORMATION


Item 1. FINANCIAL STATEMENTS

                        ALLIANCE CAPITAL MANAGEMENT L.P.
            Condensed Consolidated Statements of Financial Condition

                                 (in thousands)


                                          ASSETS                               6/30/00           12/31/99
                                                                            ------------       ----------
                                                                             (unaudited)

Cash and cash equivalents .................................................   $  1,513,928      $     80,185
Receivable from brokers and dealers for sale
   of shares of Alliance mutual funds .....................................        165,741           218,569
Fees receivable:
   Alliance mutual funds ..................................................        127,886           189,866
   Separately managed accounts:
     Affiliated clients ...................................................          9,075             7,136
     Third-party clients ..................................................        125,499           112,847
Investments, available-for-sale ...........................................        152,622            98,620
Furniture, equipment and leasehold improvements, net ......................        145,454           140,045
Intangible assets, net ....................................................         97,619            98,068
Deferred sales commissions, net ...........................................        689,301           604,723
Other investments .........................................................         60,562            57,786
Other assets ..............................................................         65,811            53,216
                                                                              ------------      ------------
    Total assets ..........................................................   $  3,153,498      $  1,661,061
                                                                              ============      ============
                        LIABILITIES AND PARTNERS' CAPITAL

 Liabilities:
    Payable to Alliance mutual funds for share purchases ..................   $    186,824      $    254,151
    Accounts payable and accrued expenses .................................        213,220           225,922
    Accrued compensation and benefits .....................................        334,058           235,120
    Debt ..................................................................        268,416           390,079
    Minority interests in consolidated subsidiaries .......................          2,822             3,122
                                                                              ------------      -----------
      Total liabilities ...................................................      1,005,340         1,108,394

    Partners' capital .....................................................      2,148,158           552,667
                                                                              ------------      -----------
      Total liabilities and partners' capital .............................   $  3,153,498      $  1,661,061
                                                                              ============      ============

     See accompanying notes to condensed consolidated financial statements.

                                         1

                        ALLIANCE CAPITAL MANAGEMENT L.P.*
                   Condensed Consolidated Statements of Income
                                   (unaudited)
                     (in thousands, except per Unit amounts)
                                                                       THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                     ---------------------     --------------------
                                                                     Alliance     Alliance     Alliance     Alliance
                                                                      Capital      Holding     Capital      Holding
                                                                      6/30/00      6/30/99     6/30/00      6/30/99
                                                                     --------     --------     --------     --------
Revenues:
  Investment advisory and services fees:
    Alliance mutual funds ........................................ $  260,728   $  185,928     $ 515,845   $  380,827
  Separately managed accounts:
    Affiliated clients ...........................................     14,221       14,171        26,999       26,894
    Third-party clients ..........................................    102,692       91,176       208,987      188,972
  Distribution revenues ..........................................    155,438      105,218       302,678      198,830
  Shareholder servicing fees .....................................     21,622       15,500        40,980       28,797
  Other revenues .................................................     10,236        6,948        17,854       14,364
                                                                   ----------   ----------   -----------   ----------
                                                                      564,937      418,941     1,113,343      838,684
                                                                   ----------   ----------   -----------   ----------
Expenses:
  Employee compensation and benefits .............................    131,444      102,693       260,089     220,972
   Promotion and servicing:
     Distribution plan payments to financial intermediaries:
       Affiliated ................................................     33,401       25,191        64,269      50,875
       Third-party ...............................................     82,801       57,728       165,835     109,869
     Amortization of deferred sales commissions ..................     53,184       40,017       103,886      74,698
     Other .......................................................     39,896       28,093        73,843      54,896
   General and administrative ....................................     50,175       45,403        99,029      87,739
   Interest ......................................................     10,268        4,479        24,390       7,980
  Amortization of intangible assets ..............................        981          964         1,956       1,927
  Litigation adjustment, net .....................................          -            -       (23,853)          -
                                                                   ----------   ----------   -----------   ---------
                                                                      402,150      304,568       769,444     608,956
                                                                   ----------   ----------   -----------   ---------
Income before income taxes .......................................    162,787      114,373       343,899     229,728

   Income taxes ..................................................      8,952       17,159        18,914      34,460
                                                                   ----------   ----------   -----------   ---------

Net income ....................................................... $  153,835   $   97,214   $   324,985   $ 195,268
                                                                   ==========   ==========   ===========   =========
Net income per Unit:
   Basic ......................................................... $     0.87   $     0.56   $      1.86   $    1.13
                                                                   ==========   ==========   ===========   =========
   Diluted........................................................ $     0.83   $     0.55   $      1.78   $    1.10
                                                                   ==========   ==========   ===========   =========

* As discussed in Notes 1 and 2, the financial information above reflects the operations of Alliance Capital Management Holding L.P. prior to the Reorganization effective October 29, 1999 and of Alliance Capital Management
  L.P. thereafter.

     See accompanying notes to condensed consolidated financial statements.


                        ALLIANCE CAPITAL MANAGEMENT L.P.*
                      Condensed Consolidated Statements of
                          Changes in Partners' Capital
                            and Comprehensive Income

                                   (unaudited)
                                 (in thousands)

                                                                    THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                 -----------------------     -----------------------
                                                                   Alliance     Alliance      Alliance     Alliance
                                                                    Capital      Holding       Capital      Holding
                                                                    6/30/00      6/30/99      6/30/00       6/30/99
                                                                  ----------    --------      --------      -------

Partners' capital - beginning of period .....................  $    530,452   $   458,949  $    552,667   $   430,273
Comprehensive income:
      Net income ............................................       153,835        97,214       324,985       195,268
      Unrealized gain on investments, net ...................           140           327           227         1,151
      Foreign currency translation adjustment, net ..........          (536)            -          (607)            3
                                                               ------------   -----------   -----------   -----------
      Comprehensive income ..................................       153,439        97,541       324,605       196,422
                                                               ------------   -----------   -----------   -----------
Capital contribution received from Alliance Capital
     Management Corporation .................................            90            90           180         1,066
Cash distributions to partners...............................      (142,173)       93,316)     (300,378)     (167,364)
Purchase of Alliance Holding Units to fund
     Alliance Partners Compensation Plan.....................             -             -       (47,635)            -
Amortization of deferred compensation expense................         2,631             -         6,371             -
Proceeds from issuance of Alliance Capital Units
     to ELAS and AXA Financial...............................     1,600,000             -     1,629,525             -
Purchase of Alliance Capital Units from Alliance Holding ....             -             -       (28,042)            -
Proceeds from options for Alliance Holding Units exercised ..         3,719         3,798        10,865             -
                                                               ------------   -----------  ------------   -----------
Partners' capital - end of period ...........................  $  2,148,158   $   467,062  $  2,148,158   $   467,062
                                                               ============   ===========  ============   ===========

* As discussed in Notes 1 and 2, the financial information above reflects the operations of Alliance Capital Management Holding L.P. prior to the Reorganization effective October 29, 1999 and of Alliance Capital Management L.P. thereafter.

     See accompanying notes to condensed consolidated financial statements.


                        ALLIANCE CAPITAL MANAGEMENT L.P.*
                 Condensed Consolidated Statements of Cash Flows

                                   (unaudited)
                                 (in thousands)
                                                                                                 SIX MONTHS ENDED
                                                                                           ----------------------------
                                                                                             Alliance          Alliance
                                                                                             Capital           Holding
                                                                                             6/30/00           6/30/99
                                                                                           ----------        ---------
  Cash flows from operating activities:
     Net income .........................................................................  $   324,985        $   195,268
     Adjustments to reconcile net income to net cash provided
        from operating activities:
          Amortization and depreciation .................................................      124,703             86,151
          Other, net.....................................................................       20,895              9,339
          Changes in assets and liabilities:
            (Increase) decrease in receivable from brokers and dealers for sale
              of shares of Alliance mutual funds                                                52,825            (23,790)
            (Increase) decrease in fees receivable from Alliance mutual funds,
              affiliated clients and third-party clients ................................       46,996            (24,258)
            (Increase) in deferred sales commissions ....................................     (188,464)          (213,425)
            (Increase) in other investments .............................................       (2,800)           (14,411)
            (Increase) in other assets ..................................................      (12,892)            (5,915)
            Increase (decrease) in payable to Alliance mutual funds for share purchases .      (67,365)            39,481
            (Decrease) in accounts payable and accrued expenses .........................      (12,156)           (17,535)
            Increase in accrued compensation and benefits, less
              deferred compensation .....................................................       95,833             95,607
                                                                                           -----------          ---------
                Net cash provided from operating activities .............................      382,560            126,512
                                                                                           -----------          ---------
  Cash flows from investing activities:
     Purchase of investments ............................................................     (688,379)          (514,538)
     Proceeds from sale of investments ..................................................      634,594            426,850
     Additions to furniture, equipment and leasehold
       improvements, net ................................................................      (23,747)           (27,290)
     Other ..............................................................................            -               (142)
                                                                                           -----------          ---------
                Net cash used in investing activities ..................................       (77,532)          (115,120)
                                                                                           -----------          ---------
  Cash flows from financing activities:

     Proceeds from borrowings ...........................................................     4,224,887           905,231
     Repayment of debt ..................................................................    (4,359,979)         (743,375)
     Cash distributions to partners .....................................................      (300,378)         (167,364)
     Purchase of Alliance Holding Units to fund Alliance Partners
       Compensation Plan ................................................................       (47,635)                -
     Proceeds from issuance of Alliance Capital Units to ELAS and AXA Financial .........     1,629,525                 -
     Purchase of Alliance Capital Units from Alliance Holding ...........................       (28,042)                -
     Capital contribution received from Alliance Capital Management
       Corporation ......................................................................           180               566
     Proceeds from options for Alliance Holding Units exercised .........................        10,865             6,665
                                                                                           ------------         ---------
                Net cash provided from financing activities .............................     1,129,423             1,723
                                                                                           ------------         ---------
   Effect of exchange rate changes on cash and cash equivalents .........................          (708)                -
                                                                                           ------------         ---------

  Net increase in cash and cash equivalents .............................................     1,433,743            13,115
  Cash and cash equivalents at beginning of period ......................................        80,185            75,186
                                                                                           ------------         ---------
  Cash and cash equivalents at end of period ............................................  $  1,513,928         $  88,301
                                                                                           ============         =========

* As discussed in Notes 1 and 2, the financial information above reflects the operations of Alliance Capital Management Holding L.P. prior to the Reorganization effective October 29, 1999 and of Alliance Capital
     Management L.P. thereafter.

     See accompanying notes to condensed consolidated financial statements.

                        ALLIANCE CAPITAL MANAGEMENT L.P.
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2000

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

     At June 30, 2000, Alliance Holding owned approximately 72.6 million, or 35%, of the issued and outstanding Alliance Capital Units. ACMC owns 100,000 general partnership Units in Alliance Holding and a 1% general partnership interest in the Operating Partnership. At June 30, 2000, AXA Financial was the beneficial owner of approximately 2.1% of Alliance Holding's outstanding Units and approximately 62.5% of the Operating Partnership's outstanding Units which, including the general partnership interests, equates to an economic interest of approximately 63.6% in the Operating Partnership.

     The Operating Partnership provides diversified investment management and related services to a broad range of clients including unaffiliated separately managed accounts, The Equitable Life Assurance Society of the United States ("ELAS"), a wholly-owned subsidiary of AXA Financial, and its insurance company subsidiary and to individual investors through mutual funds and various other investment vehicles. Separately managed accounts consist primarily of the active management of equity and fixed income portfolios for institutional investors including corporate and public employee pension funds, the general and separate accounts of ELAS and its insurance company subsidiary, endowment funds, and the assets of other domestic and foreign institutions. The Operating Partnership provides investment management, distribution, and shareholder and administrative services to its sponsored mutual funds and cash management products, including money market funds and deposit accounts ("Alliance mutual funds").

2.   BERNSTEIN ACQUISITION

     Pursuant to an acquisition agreement dated as of June 20, 2000 among Alliance Capital, Alliance Holding, Sanford C. Bernstein Inc. ("Bernstein") and Bernstein Technologies Inc., a wholly owned subsidiary of Bernstein, Alliance Capital has agreed to acquire the Bernstein business for $1.4754 billion in cash and 40.8 million Alliance Capital units subject to adjustment in certain circumstances. On June 21, 2000 AXA Financial purchased from Alliance Capital 32,619,775 newly issued Alliance Capital units for $1.6 billion, and Alliance Capital will use the proceeds primarily to finance the cash portion of the acquisition price.

     The obligations of both Alliance Capital and Bernstein to close the transactions contemplated by the acquisition agreement depend upon meeting a number of conditions, including the approval of Alliance Holding unitholders, Alliance Capital's reasonable satisfaction that Bernstein has maintained at least 75% of its client revenue base as of May 31, 2000, and receipt of regulatory approvals and consents from Bernstein's clients and other third parties. The parties are working to close the acquisition by the fourth quarter of 2000.

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION

     The unaudited interim condensed consolidated financial statements of the Operating Partnership included herein have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of (a) the Operating Partnership's financial position at June 30, 2000, (b) the Operating Partnership's and Alliance Holding's results of operations for the three months and six months ended June 30, 2000 and 1999, respectively, and (c) the Operating Partnership's and Alliance Holding's cash flows for the six months ended June 30, 2000 and 1999, respectively, have been made.

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

4.   DEFERRED SALES COMMISSIONS

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

5.   QUARTERLY FINANCIAL INFORMATION

     The following table summarizes the actual and pro forma unaudited condensed results of operations of the Operating Partnership for the three months and six months ended June 30, 2000 and 1999, respectively, as if the Reorganization (See Note 1) had occurred on January 1, 1999. The pro forma financial information reflects the Operating Partnership as a private partnership that is not subject to a federal tax of 3.5% on partnership gross income from the active conduct of a trade or business.

     The pro forma financial information does not necessarily reflect the results of operations that would have been obtained had the Reorganization occurred on January 1, 1999, nor is the pro forma financial information necessarily indicative of the results of operations that may be achieved for any future period. (In thousands, except per Unit amounts):

                                                                     THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                   -------------------------     ------------------------
                                                                     Actual       Pro Forma        Actual      Pro Forma
                                                                     6/30/00       6/30/99         6/30/00      6/30/99
                                                                   ----------    -----------     ----------    ----------

       Revenues .................................................  $ 564,937    $ 418,941        $1,113,343   $  838,684
       Expenses .................................................    402,150      304,568           769,444      608,956
                                                                   ---------    ---------        ----------   ----------
       Income before income taxes ...............................    162,787      114,373           343,899      229,728
       Income taxes .............................................      8,952        7,630            18,914       14,856
                                                                   ---------    ---------        ----------   ----------
       Net income ...............................................  $ 153,835    $ 106,743        $  324,985   $  214,872
                                                                   =========    =========        ==========   ==========
       Basic net income per Alliance Capital Unit ...............     $ 0.87       $ 0.62            $ 1.86       $ 1.25
                                                                      ======       ======            ======       ======
       Diluted net income per Alliance Capital Unit .............     $ 0.83       $ 0.60            $ 1.78       $ 1.21
                                                                      ======       ======            ======       ======

6.   NET INCOME PER UNIT

     Basic net income per Unit is derived by reducing net income for the 1% General Partner interest and dividing the remaining 99% by the weighted average number of Units outstanding. Diluted net income per Unit is derived by reducing net income for the 1% General Partner interest and dividing the remaining 99% by the total of the weighted average number of Units outstanding and the dilutive Unit equivalents resulting from outstanding employee options and restricted units. All information prior to the Reorganization is that of Alliance Holding. (In thousands, except per Unit amounts):

                                                                     THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                   ----------------------       -----------------------
                                                                    Alliance     Alliance         Alliance     Alliance
                                                                     Capital      Holding          Capital      Holding
                                                                     6/30/00      6/30/99          6/30/00      6/30/99
                                                                   ---------    ---------       ----------     --------

        Net income ............................................    $ 153,835    $  97,214        $ 324,985    $ 195,268
                                                                   =========    =========        =========    =========

        Weighted average Units outstanding-Basic ..............      175,133      171,043          173,246      170,804
        Dilutive effect of employee options and
         restricted units .....................................        7,997        5,325            7,697        5,164
                                                                   ---------    ---------        ---------    ---------
        Weighted average Units outstanding-Diluted ............      183,130      176,368          180,943      175,968
                                                                   =========    =========        =========    =========
        Basic net income per Unit .............................       $ 0.87       $ 0.56           $ 1.86       $ 1.13
                                                                      ======       ======           ======       ======
        Diluted net income per Unit ...........................       $ 0.83       $ 0.55           $ 1.78       $ 1.10
                                                                      ======       ======           ======       ======

7.   COMMITMENTS AND CONTINGENCIES

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

     A Stipulation and Agreement of Settlement has been signed with the lawyers for the plaintiffs settling this action. Under the Stipulation and Agreement of Settlement Alliance Capital will permit Fund shareholders to invest up to $250 million in Alliance mutual funds free of initial sales charges. On August 3, 2000 the Court signed an order approving the Stipulation and Agreement of Settlement. Shareholders of the Fund have thirty days from the date the order becomes final to appeal the order.

     Alliance Capital assumed all of Alliance Holding's liabilities in respect of this litigation in connection with the Reorganization. As a result of the settlement, Alliance Capital recorded a non-cash gain of $22.5 million ($23.9 million pre-tax) during the three months ended March 31, 2000. While the ultimate outcome of this matter cannot be determined at this time, management does not expect that it will have a material adverse effect on Alliance Capital's or Alliance Holding's results of operations or financial condition.

8.   INCOME TAXES

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

9.   SUPPLEMENTAL CASH FLOW INFORMATION

     Cash payments for interest and income taxes were as follows (in thousands):

                                                                    THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                    ------------------          ----------------------

                                                                  Alliance     Alliance          Alliance     Alliance
                                                                   Capital      Holding           Capital      Holding
                                                                   6/30/00      6/30/99           6/30/00      6/30/99
                                                                  --------     --------          --------     --------

      Interest .............................................      $  5,309       $  1,747          $  12,375    $  4,108
      Income taxes .........................................         7,976         56,875             21,419      64,274

10.  ACCOUNTING PRONOUNCEMENT

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, ("SFAS 133")"ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES". Under this Statement, an entity is required to recognize derivative instruments as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. In addition, any entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137 ("SFAS 137"), which deferred the effective date of SFAS 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. Management intends to adopt this Statement on January 1, 2001 and does not believe that the adoption of the Statement will have a material effect on the operating Partnership's financial condition, results of operations, liquidity, or capital resources.

11.  CASH DISTRIBUTION

     On July 26, 2000, the General Partner declared a distribution of $146,224,000 or $0.82 per Alliance Capital Unit representing a distribution from Available Cash Flow (as defined in the Alliance Capital Partnership Agreement) of the Operating Partnership for the three months ended June 30, 2000. The distribution is payable on August 17, 2000 to holders of record on August 7, 2000.

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

At June 30, 2000, Alliance Holding owned approximately 72.6 million, or 35%, of the issued and outstanding Alliance Capital Units. ACMC owns 100,000 general partnership Units in Alliance Holding and a 1% general partnership interest in the Operating Partnership. At June 30, 2000, AXA Financial was the beneficial owner of approximately 2.1% of Alliance Holding's outstanding Units and approximately 62.5% of the Operating Partnership's outstanding Units which, including the general partnership interests, equates to an economic interest of approximately 63.6% in the Operating Partnership.

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

BERNSTEIN ACQUISITION

Pursuant to an acquisition agreement dated as of June 20, 2000 among Alliance Capital, Alliance Holding, Sanford C. Bernstein Inc. ("Bernstein") and Bernstein Technologies Inc., a wholly owned subsidiary of Bernstein, Alliance Capital has agreed to acquire the Bernstein business for $1.4754 billion in cash and 40.8 million Alliance Capital units subject to adjustment in certain circumstances. On June 21, 2000 AXA Financial purchased from Alliance Capital 32,619,775 newly issued Alliance Capital units for $1.6 billion, and Alliance Capital will use the proceeds primarily to finance the cash portion of the acquisition price.

The obligations of both Alliance Capital and Bernstein to close the transactions contemplated by the acquisition agreement depend upon meeting a number of conditions, including the approval of Alliance Holding unitholders, Alliance Capital's reasonable satisfaction that Bernstein has maintained at least 75% of its client revenue base as of May 31, 2000, and receipt of regulatory approvals and consents from Bernstein's clients and other third parties. The parties are working to close the acquisition by the fourth quarter of 2000.

GENERAL

The Partnership's revenues are largely dependent on the total value and composition of assets under its management. Assets under management were $387.8 billion as of June 30, 2000, an increase of 20.8% from June 30, 1999 primarily as a result of market appreciation and strong net sales of Alliance mutual funds. Active equity and balanced account assets under management, which comprise approximately 62% of total assets under management, grew 32.5%. Active fixed income account assets under management, which comprise approximately 29% of total assets under management, increased by 3.1%.

In the second quarter of 2000, sales of mutual funds and variable products, excluding cash management products, were $19.4 billion, an increase of $5.6 billion, compared to sales of $13.8 billion in the second quarter of 1999. In addition, redemptions increased $5.9 billion to $12.6 billion from $6.7 billion during the same period. The increase in redemptions, partially offset by an increase in sales, resulted in net mutual fund and variable products sales of $6.9 billion, a decrease of 2.8% from $7.1 billion in the second quarter of 1999.


ASSETS UNDER MANAGEMENT (1):
(Dollars in billions)             6/30/00      6/30/99      $ Change    % Change
--------------------------------------------------------------------------------
Alliance mutual funds:
     Mutual funds                 $ 109.8      $77.6         $32.2      41.5%
     Variable products               44.4       36.0           8.4      23.3
     Cash management products        30.7       27.3           3.4      12.5
--------------------------------------------------------------------------------
                                    184.9      140.9          44.0      31.2
--------------------------------------------------------------------------------
  Separately managed accounts:
     Affiliated clients              28.9       29.7          (0.8)     (2.7)
     Third-party clients            174.0      150.4          23.6      15.7
--------------------------------------------------------------------------------
                                    202.9      180.1          22.8      12.7
--------------------------------------------------------------------------------
Total                              $387.8     $321.0         $66.8      20.8%
--------------------------------------------------------------------------------

ASSETS UNDER MANAGEMENT BY INVESTMENT ORIENTATION (1):
(Dollars in billions)              6/30/00     6/30/99      $ Change    % Change
---------------------------------------------------------------------------------
 Active equity & balanced
    Domestic                         $209.1     $161.5         $47.6        29.9%
    Global & international             31.6       20.1          11.5        57.2
 Active fixed income

    Domestic                           97.7       92.0           5.7         6.2
    Global & international             13.2       15.6          (2.4)      (15.4)
 Index

    Domestic                           30.0       26.9           3.1        11.5
    Global & international              6.2        4.9           1.3        26.5
---------------------------------------------------------------------------------
 Total                               $387.8     $321.0         $66 8        20.8
 --------------------------------------------------------------------------------

 AVERAGE ASSETS UNDER MANAGEMENT (1):
                                                 THREE MONTHS ENDED                     SIX MONTHS ENDED
                                         ---------------------------------       ----------------------------------
(Dollars in billions)                    6/30/00     6/30/99   % Change            6/30/00     6/30/99   % Change
-------------------------------------------------------------------------------------------------------------------
Alliance mutual funds                      $185.5      $131.5      41.1%            $179.7      $126.7      41.8%
Separately managed accounts:
   Affiliated clients                        28.6        29.9      (4.3)              28.9        29.7      (2.7)
   Third-party clients                      172.7       145.5      18.7              169.5       143.7      18.0

-------------------------------------------------------------------------------------------------------------------
Total                                      $386.8      $306.9      26.0%            $378.1      $300.1      26.0%
-------------------------------------------------------------------------------------------------------------------

ANALYSIS OF ASSETS UNDER MANAGEMENT (1):
(Dollars in billions)                                 2000                                      1999
-------------------------------------------------------------------------------------------------------------------
                                        Separately                             Separately
                                          Managed    Mutual                      Managed     Mutual
                                         Accounts     Funds     Total           Accounts      Funds    Total
-------------------------------------------------------------------------------------------------------------------
Balance at January 1,                     $198.9     $169.4    $368.3            $168.1      $118.6    $286.7
-------------------------------------------------------------------------------------------------------------------
New accounts/sales                           6.3       40.7      47.0               6.8        25.5      29.1
Terminations/redemptions                    (3.0)     (25.8)    (28.8)             (2.6)      (12.1)    (13.8)
Net cash management sales                     -        (1.5)     (1.5)               -          0.8       0.8
Cash flow                                   (2.9)      (0.5)     (3.4)             (4.8)       (0.6)     (3.1)
Transfers                                     -          -         -               (0.5)        0.5        -
Market appreciation                          3.6        2.6       6.2              13.1         8.2      21.3
-------------------------------------------------------------------------------------------------------------------
Net change                                   4.0       15.5      19.5              12.0        22.3      34.3
-------------------------------------------------------------------------------------------------------------------
 Balance at June 30,                      $202.9     $184.9    $387.8            $180.1      $140.9    $321.0
-------------------------------------------------------------------------------------------------------------------

(1) Excludes certain non-discretionary relationships and includes 100% of assets under management by unconsolidated affiliates. Includes $2.5 billion mutual fund assets and $0.9 billion separately managed account assets at June 30, 2000 and $2.2 billion mutual fund assets and $0.5 billion separately managed account assets at June 30, 1999. Certain amounts in the 1999 presentation have been reclassified to conform to the 2000 presentation.

Assets under management at June 30, 2000 were $387.8 billion, a decrease of $6.4 billion or 1.6% from March 31, 2000 and an increase of $19.5 billion or 5.3% from December 31, 1999. The decrease from March 31, 2000 was primarily due to market depreciation and net asset outflows from cash management services products which offset net sales of mutual funds and variable products and net asset inflows of separately managed accounts. The increase from December 31, 1999 was primarily due to net sales of mutual funds and variable products, market appreciation and net asset inflows into separately managed accounts, partially offset by net asset outflows from cash management services products.

Alliance mutual fund assets under management at June 30, 2000 were $184.9 billion, a decrease of $4.3 billion or 2.3% from March 31, 2000 and an increase of $15.5 billion or 9.1% from December 31, 1999. The decrease for the second quarter was due principally to net asset outflows from cash management services products, primarily due to two significant account terminations totaling $3.7 billion, of $5.7 billion and market depreciation of $5.3 billion, partially offset by net sales of mutual funds and variable products of $3.9 billion and $3.0 billion, respectively. The increase for the six months ended June 30, 2000 was due principally to net sales of mutual funds and variable products of $11.3 billion and $3.6 billion, respectively, and market appreciation of $2.6 billion, partially offset by net asset outflows from cash management services products of $1.5 billion.

Separately managed account assets under management at June 30, 2000 for third-party clients and affiliated clients were $202.9 billion, a decrease of $2.1 billion or 1.0% from March 31, 2000 and an increase of $4.0 billion or 2.0% from December 31, 1999. The decrease for the second quarter was primarily due to market depreciation of $5.3 billion and third-party client account terminations of $2.0 billion, partially offset by net new third-party client accounts and asset additions of $4.8 billion and asset additions to affiliated client accounts of $0.4 billion. The increase for the six months ended June 30, 2000 was primarily due to market appreciation of $3.6 billion and new third-party client accounts of $6.3 billion, partially offset by asset withdrawals from affiliated client accounts, primarily the General Accounts of ELAS, of $1.1 billion and third-party client account terminations and net asset withdrawals of $4.8 billion.

Assets under management at June 30, 1999 were $321.0 billion, an increase of $19.7 billion or 6.5% from March 31, 1999 and an increase of $34.3 billion or 12.0% from December 31, 1998.

Alliance mutual fund assets under management at June 30, 1999 were $140.9 billion, an increase of $13.6 billion or 10.7% from March 31, 1999 and an increase of $22.3 billion or 18.8% from December 31, 1998. The increase for the second quarter 1999 was due principally to net sales of mutual funds and cash management products of $6.6 billion and $0.7 billion, respectively, and market appreciation of $5.6 billion. The increase for the six months ended June 30, 1999 was due principally to net sales of mutual funds and variable products of $12.4 billion and $1.1 billion, respectively, and market appreciation of $8.2 billion.

Separately managed account assets under management at June 30, 1999 for third-party clients and affiliated clients were $180.1 billion, an increase of $6.0 billion or 3.4% from March 31, 1999 and an increase of $12.0 billion or 7.1% from December 31, 1998. The increase for the second quarter 1999 was primarily due to market appreciation of $7.4 billion and new third-party client accounts of $3.6 billion, reduced by net third-party client account terminations and asset withdrawals of $3.9 billion, asset withdrawals from affiliated client accounts of $0.3 billion and transfers from affiliated client accounts of $0.5 billion into mutual funds. The increase for the six months ended June 30, 1999 was primarily due to market appreciation of $13.1 billion, new third-party client accounts of $6.8 billion and asset additions to affiliated client accounts of $1.2 billion, partially offset by net third-party client account terminations and asset withdrawals of $8.6 billion and transfers from affiliated client accounts of $0.5 billion into mutual funds.

BASIS OF PRESENTATION

Actual results of operations of the Operating Partnership are presented for the three months and six months ended June 30, 2000. The pro forma financial information of the Operating Partnership for the three months and six months ended June 30, 1999, assumes the Reorganization occurred on January 1, 1999, and reflects the Operating Partnership as a private partnership that is not subject to a federal tax of 3.58% on partnership gross income from the active conduct of a trade or business. The pro forma financial information for the three months and six months ended June 30, 1999, does not necessarily reflect the results of operations that would have been obtained had the Reorganization occurred on January 1, 1999, nor is the pro forma financial information necessarily indicative of the results of operations that may be achieved for any future period.

  CONSOLIDATED RESULTS OF OPERATIONS
                                                     THREE MONTHS ENDED                      SIX MONTHS ENDED
                                              ---------------------------------      --------------------------------
                                              Actual    Pro Forma                    Actual     Pro Forma
  (Dollars in millions)                       6/30/00    6/30/99(1)   % Change       6/30/00     6/30/99(1)   % Change
  ---------------------------------------------------------------------------------------------------------------------
  Revenues                                     $564.9     $418.9      34.9%        $1,113.3      $838.7      32.7%
  Expenses                                      402.1      304.5      32.1            769.4       609.0      26.3
                                               ------     ------                   --------      ------
  Income before income taxes                    162.8      114.4      42.3            343.9       229.7      49.7
  Income taxes                                    9.0        7.7      16.9             18.9        14.8      27.7
                                               ------     ------                   --------      ------
  Net income                                   $153.8     $106.7      44.1         $  325.0      $214.9      51.2
                                               ======     ======                   ========      ======
  Net income per Unit:
    Basic                                      $ 0.87     $ 0.62      40.3         $   1.86      $ 1.25      48.8
                                               ======     ======                   ========      ======
    Diluted                                    $ 0.83     $ 0.60      38.3         $   1.78      $ 1.21      47.1
                                               ======     ======                   ========      ======
  Net income per Unit excluding impact
    performance fees - diluted                 $ 0.80     $ 0.58      37.9         $   1.72      $ 1.09      57.8
                                               ======     ======                   ========      ======

  Net income per Unit excluding impact of
    of NAGIT litigation adjustment - diluted   $ 0.83     $ 0.60      40.3%        $   1.65      $ 1.21      36.4%
                                               ======     ======                   ========      ======
  Pre-tax margin(2):                             39.8%      36.5%      -               39.5%       35.9%      -
--------------------------------------------------------------------------------------------------------------------

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

Net income for the three months and six months ended June 30, 2000 increased $47.1 million or 44.1% and $110.1 million or 51.2%, respectively, from pro forma net income for the three months and six months ended June 30, 1999. The increases were principally due to increases in investment advisory and services fees resulting primarily from higher average assets under management for both periods. The increase for the six months ended June 30, 2000 was also due to the $22.5 million ($23.9 million pre-tax) impact of a non-cash gain related to the settlement of litigation concerning the Alliance North American Government Income Trust, Inc. ("NAGIT"). These increases were partially offset by higher operating expenses, principally promotion and servicing and compensation and benefits, and higher income taxes. Actual income taxes increased from pro forma income taxes, which assume the Alliance Holding Reorganization occurred on January 1, 1999, primarily as a result of higher pre-tax income.

BASIS OF PRESENTATION - ACTUAL RESULTS

The following is a discussion of the results of operations of the operating Partnership for the three months and six months ended June 30, 2000 and of Alliance Holding, prior to the Reorganization, for the three months and six months ended June 30, 1999. The presentation is considered meaningful in understanding the diversified investment management business operated by Alliance Holding prior to the Reorganization and by the Operating Partnership thereafter.

REVENUES

                                                   THREE MONTHS ENDED                      SIX MONTHS ENDED
                                            ---------------------------------     ----------------------------------
                                             Operating  Alliance                  Operating   Alliance
                                            Partnership  Holding                 Partnership   Holding
(Dollars in millions)                        6/30/00     6/30/99  % Change         6/30/00      6/30/99    % Change
---------------------------------------------------------------------------------------------------------------------

Investment advisory and services fees:
   Alliance mutual funds                     $260.7     $185.9      40.2%          $515.8      $380.8      35.5%
   Separately managed accounts:
     Affiliated clients                        14.2       14.2        -              27.0        26.9       0.4
     Third-party clients                      102.7       91.2      12.6            209.0       189.0      10.6
Distribution revenues                         155.5      105.2      47.8            302.7       198.8      52.3
Shareholder servicing fees                     21.6       15.5      39.4             41.0        28.8      42.4
Other revenues                                 10.2        6.9      47.8             17.8        14.4      23.6
---------------------------------------------------------------------------------------------------------------------
Total                                        $564.9     $418.9      34.9%        $1,113.3      $838.7      32.7%
---------------------------------------------------------------------------------------------------------------------

INVESTMENT ADVISORY AND SERVICES FEES

Investment advisory and services fees are generally calculated as a small percentage of the value of assets under management and vary with the type of account managed. Fee income is therefore affected by changes in the amount of assets under management, including market appreciation or depreciation, the addition of new client accounts or client contributions of additional assets to existing accounts, withdrawals of assets from and termination of client accounts, purchases and redemptions of mutual fund shares, and shifts of assets between accounts or products with different fee structures. Investment advisory and services fees for the three months and six months ended June 30, 2000 increased $146.0 million or 34.9% and $274.6 million or 32.7% , respectively, from the three months and six months ended June 30, 1999.

Certain investment advisory contracts provide for performance fee, in addition to or in lieu of a base fee, that is calculated as a percentage of the related investment results over a specified period of time. Performance fees are recorded as revenue at the end of the measurement period and will generally be higher in favorable markets and lower in unfavorable markets, which may increase the volatility of the operating Partnership's revenues and earnings. Performance fees earned on certain separately managed accounts and mutual funds aggregated $8.0 million and $16.1 million for the three months and six months ended June 30, 2000. Performance fees for the three months ended June 30, 2000 were unchanged compared to the second quarter of 1999. Performance fees for the six months ended June 30, 2000 decreased $34.5 million or 68.1% from the six months ended June 30, 1999 primarily as the result of a refinement, in the fourth quarter of 1999, of the procedures for estimating such fees. Currently, a substantial amount of the accounts that may earn performance fees have calendar year measurement periods. As a result, for 1999 and subsequent years, the majority of such fees, if any, will be recognized in the fourth quarter.

Investment advisory and services fees from Alliance mutual funds for the three months ended June 30, 2000 increased $74.8 million or 40.2% from the three months ended June 30, 1999 primarily as a result of a 41.1% increase in average assets under management. Investment advisory and services fees from Alliance mutual funds for the six months ended June 30, 2000 increased $135.0 million or 35.5% from the six months ended June 30, 1999 primarily as a result of a 41.8% increase in average assets under management, partially offset by a $26.5 million decrease in performance fees.

Investment advisory and services fees from affiliated clients, primarily the General Accounts of ELAS, for the three months ended June 30, 2000 were unchanged from the three months ended June 30, 1999 due primarily to higher performance fees of $0.8 million, partially offset by lower average assets under management, the General Accounts of ELAS, of 4.3%. For the six months ended June 30, 2000, investment advisory and services fees increased $0.1 million or 0.4% from the six months ended June 30, 1999 due primarily to higher performance fees of $1.2 million, partially offset by lower average assets under management of 2.7%.

Investment advisory and services fees from third party clients for the three months and six months ended June 30, 2000 increased $11.5 million or 12.6% and $20.0 million or 10.6%, respectively, from the three months and six months ended June 30, 1999 primarily due to an increase in average assets under management of 18.7% and 18.0%, respectively, partially offset by lower performance fees of $0.4 million and $9.0 million, respectively.

DISTRIBUTION REVENUES

The Operating Partnership's subsidiary, Alliance Fund Distributors, Inc. ("AFD"), acts as distributor of the Alliance mutual funds and receives distribution plan fees from those funds in reimbursement of distribution expenses it incurs. Distribution revenues for the three months and six months ended June 30, 2000 increased 47.8% and 52.3%, respectively, from the three months and six months ended June 30, 1999 principally due to higher average equity mutual fund assets under management attributable to strong sales of Back-End Load Shares under the Operating Partnership's mutual fund distribution system (the "System") described under "Capital Resources and Liquidity", and market appreciation.

SHAREHOLDER SERVICING FEES

The Operating Partnership's subsidiaries, Alliance Fund Services, Inc. and ACM Global Investor Services S.A., provide transfer agency services to the Alliance mutual funds. Shareholder servicing fees for the three months and six months ended June 30, 2000 increased 39.4% and 42.4%, respectively, from the three months and six months ended June 30, 1999 as a result of increases in the number of mutual fund shareholder accounts serviced. The number of shareholder accounts serviced increased to approximately 6.1 million as of June 30, 2000 compared to approximately 4.5 million as of June 30, 1999.

OTHER REVENUES

Other revenues consist principally of investment income and changes in value of other investments. Administration and recordkeeping services provided to the Alliance mutual funds and the General Accounts of ELAS and its insurance subsidiary are also included in other revenues. Other revenues for the three months and six months ended June 30, 2000 increased from the three and six months ended June 30, 1999 principally as a result of higher interest and dividend income.

EXPENSES

                                                 THREE MONTHS ENDED                       SIX MONTHS ENDED
                                            -------------------------------       --------------------------------
                                             Operating  Alliance                 Operating    Alliance
                                            Partnership  Holding                 Partnership   Holding
(Dollars in millions)                         6/30/00    6/30/99   % Change        6/30/00     6/30/99   % Change
------------------------------------------------------------------------------------------------------------------
Employee compensation and benefits            $131.4     $102.7      27.9%         $260.1      $221.0      17.7%
Promotion and servicing                        209.2      151.0      38.5           407.8       290.4      40.4
General and administrative                      50.2       45.4      10.6            99.0        87.7      12.9
Interest                                        10.3        4.5     128.9            24.4         8.0     205.0
Amortization of intangible assets                1.0        1.0        -              2.0         1.9       5.3
Litigation adjustment, net                         -          -       N/A           (23.9)          -       N/A
------------------------------------------------------------------------------------------------------------------
Total                                         $402.1     $304.6      32.0%         $769.4      $609.0      26.3%
------------------------------------------------------------------------------------------------------------------


EMPLOYEE COMPENSATION AND BENEFITS

Employee compensation and benefits include salaries, commissions, fringe benefits and incentive compensation based on profitability. Provisions for future payments to be made under certain deferred compensation arrangements are also included in employee compensation and benefits expense.

Employee compensation and benefits for the three months and six months ended June 30, 2000 increased 27.9% and 17.7%, respectively, from the three months and six months ended June 30, 1999 primarily as a result of increased incentive and base compensation and commissions. Compensation increased principally due to higher pre-tax income, an increase in the number of employees, primarily in mutual fund areas, combined with salary increases. The Operating Partnership had 2,475 employees at June 30, 2000 compared to 2,288 at June 30, 1999. Commissions increased primarily due to higher mutual fund and institutional sales.

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

Promotion and servicing expenses for the three months and six months ended June 30, 2000 increased 38.5% and 40.4%, respectively, from the three months and six months ended June 30, 1999 primarily due to increased distribution plan payments resulting from higher average domestic, offshore and cash management assets under management. An increase for the three months and six months ended June 30,

2000 of $13.2 million and $29.2 million, respectively, in amortization of deferred sales commissions from the three months and six months ended June 30, 1999, resulting from higher sales of Back-End Load Shares, also contributed to the increase in promotion and servicing expense. Other promotion and servicing expenses increased primarily as a result of higher travel and entertainment costs and higher promotional expenditures incurred in connection with mutual fund sales initiatives.

GENERAL AND ADMINISTRATIVE

General and administrative expenses are costs related to operations, including technology, professional fees, occupancy, communications, equipment and similar expenses. General and administrative expenses for the three months and six months ended June 30, 2000 increased 10.6% and 12.9%, respectively, for the three and six months ended June 30, 1999 due principally to higher occupancy related expenses partially offset by lower technology expenses.

INTEREST

Interest expense is incurred on borrowings and on deferred compensation owed to employees. Interest expense for the three months and six months ended June 30, 2000 increased from the three months and six months ended June 30, 1999 primarily as a result of an increase in deferred compensation liabilities and higher debt.

TAXES ON INCOME

The Operating Partnership, a private limited partnership, is not subject to federal or state corporate income taxes. However, the Operating Partnership is subject to the New York City unincorporated business tax. Domestic corporate subsidiaries of the Operating Partnership are subject to federal, state and local income taxes, and are generally included in the filing of a consolidated federal income tax return. Separate state and local income tax returns are filed for the domestic corporate subsidiaries. Foreign corporate subsidiaries are generally subject to taxes in the foreign jurisdictions where they are located.

Income tax expense for the three months and six months ended June 30, 2000 decreased $8.2 million and $15.5 million, respectively, from the three months and six months ended June 30, 1999 primarily as a result of a lower effective tax rate. The Operating Partnership, a private partnership, is not subject to a federal tax of 3.5% on partnership gross income from the active conduct of a trade or business which results in a lower effective tax rate compared to Alliance Holding, a public partnership, which is subject to the 3.5% federal tax.

CAPITAL RESOURCES AND LIQUIDITY

Partners' capital of the operating Partnership was $2,148.2 million at June 30, 2000, an increase of $1,617.7 million or 304.9% from $530.5 million at March 31, 2000 and an increase of $1,595.5 million or 288.7% from $552.7 million at December 31, 1999. On June 21, 2000 AXA Financial purchased from the Operating Partnership 32,619,775 newly issued Operating Partnership Units for $1.6 billion and the Operating Partnership will use the proceeds primarily to finance the cash portion of the acquisition price of Bernstein.

Cash flow from operations and proceeds from borrowings have been the Operating Partnership's, and prior to the Reorganization, Alliance Holding's principal sources of working capital.

The Operating Partnership's cash and cash equivalents increased $1,433.7 million for the six months ended June 30, 2000. Cash inflows included $382.6 million from operations, AXA Financial's purchase from the Operating Partnership of 32,619,775 newly issued Operating Partnership Units for $1.6 billion and $10.9 million of proceeds from employee options exercised for Alliance Holding Units. Cash outflows included $300.4 million in cash distributions, debt repayments, net of borrowings, of $135.1 million, the purchase of Alliance Holding Units to fund $47.6 million in awards under the Alliance Partners Compensation Plan, net purchases of investments of $53.8 million and $23.7 million in capital expenditures.

The Operating Partnership's mutual fund distribution system includes a multi-class share structure. The System permits the Operating Partnership's open-end mutual funds to offer investors various options for the purchase of mutual fund shares, including the purchase of Front-End Load Shares and Back-End Load Shares. The Front-End Load Shares are subject to a conventional front-end sales charge paid by investors to AFD at the time of sale. AFD in turn compensates the financial intermediaries distributing the funds from the front-end sales charge paid by investors. For Back-End Load Shares, investors do not pay a front-end sales charge although, if there are redemptions before the expiration of the minimum holding period (which ranges from one year to four years), investors pay a contingent deferred sales charge ("CDSC") to AFD. While AFD is obligated to compensate the financial intermediaries at the time of the purchase of Back-End Load Shares, it receives higher ongoing distribution fees from the funds. Payments made to financial intermediaries in connection with the sale of Back-End Load Shares under the System, net of CDSC received, reduced cash flow from operations by approximately $188.5 million for the six months ended June 30, 2000. Management believes AFD will recover the payments made to financial intermediaries for the sale of Back-End Load Shares from the higher distribution fees and CDSC it receives over periods not exceeding 5 1/2 years.

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

At June 30, 2000, the Operating Partnership had $217.3 million of commercial paper and ECNs outstanding, borrowings under the revolving credit facilities of $48.0 million, and a $3.1 million note related to an acquisition in 1998. The Operating Partnership used $121.7 million of the cash proceeds from AXA Financial's purchase from the Operating Partnership of 32,619,775 newly issued Operating Partnership Units for $1.6 billion to reduce its debt.

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

A Stipulation and Agreement of Settlement has been signed with the lawyers for the plaintiffs settling this action. Under the Stipulation and Agreement of Settlement Alliance Capital will permit Fund shareholders to invest up to $250 million in Alliance mutual funds free of initial sales charges. On August 3, 2000 the Court signed an order approving the Stipulation and Agreement of Settlement. Shareholders of the Fund have thirty days from the date the order becomes final to appeal the order.

Alliance Capital assumed all of Alliance Holding's liabilities in respect of this litigation in connection with the Reorganization. As a result of the settlement, Alliance Capital recorded a non-cash gain of $22.5 million ($23.9 million pre-tax) during the three months ended March 31, 2000. While the ultimate outcome of this matter cannot be determined at this time, management does not expect that it will have a material adverse effect on Alliance Capital's or Alliance Holding's results of operations or financial condition.

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

CASH DISTRIBUTIONS

The Operating Partnership is required to distribute all of its Available Cash Flow (as defined in the Alliance Capital Partnership Agreement) to the General Partner and Alliance Capital Unitholders. Alliance Holding is also required to distribute all of its Available Cash Flow (as defined in the Alliance Holding Partnership Agreement). The Available Cash Flow of the Operating Partnership and Alliance Holding for the three months and six months ended June 30, 2000 and 1999 were as follows:

                                         THREE MONTHS ENDED       SIX MONTHS ENDED
                                      -----------------------   -------------------
                                       Operating   Alliance    Operating     Alliance
                                      Partnership  Holding    Partnership    Holding
                                       6/30/00     6/30/99      6/30/00      6/30/99
-------------------------------------------------------------------------------------
Available Cash Flow (in thousands)    $146,224      $93,380     $288,397     $186,696
Distributions Per Unit                   $0.82        $0.54       $1.635        $1.08
-------------------------------------------------------------------------------------


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

                                       Part II

                                  OTHER INFORMATION

Item 1.            LEGAL PROCEEDINGS

                   On August 3, 2000 the Court signed an order approving the Stipulation and Agreement of Settlement in the legal proceeding reported in the Alliance Capital Management L.P. ("Alliance Capital") Annual Report on Form 10-K for the year ended December 31, 1999. Shareholders of Alliance North American Government Income Trust, Inc. have thirty days from the date the order becomes final to appeal the order.

Item 2.            CHANGES IN SECURITIES

                   None.

Item 3.            DEFAULTS UPON SENIOR SECURITIES

                   None.

Item 4.            SUBMISSION OF MATTERS TO A VOTE
                   OF SECURITY HOLDERS

                   None.

Item 5.            OTHER INFORMATION

                   None.

Item 6.            EXHIBITS AND REPORTS ON FORM 8-K

                   (a)   Exhibits

                         15     Independent Accountants' Review Report

                         27     Financial Data Schedule

                   (b)   Reports on Form 8-K

                         Alliance Capital filed a report on Form 8-K dated June 20, 2000 announcing that it had entered into a definitive agreement with Sanford C. Bernstein, Inc. ("SCB") pursuant to which Alliance Capital has agreed, subject to certain terms and conditions, to acquire substantially all of the assets and assume substantially all of the liabilities of SCB and its subsidiaries. Alliance Capital also agreed to issue on June 20, 2000 approximately 32.6 million units of limited partnership interest in Alliance Capital to AXA Financial, Inc. for $1.6 billion.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    ALLIANCE CAPITAL MANAGEMENT L.P.

  Dated: August 14, 2000                By:  Alliance Capital Management
                                             Corporation, its General Partner



                                        By:  /s/ Robert H. Joseph, Jr.
                                             -------------------------
                                             Robert H. Joseph, Jr.
                                             Senior Vice President &
                                             Chief Financial Officer