Form 10-Q
period 2000-09-30
ALLIANCE CAPITAL MANAGEMENT L P
filed 2000-11-07
CIK 1109448

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                SEPTEMBER 30, 2000
                               -------------------------------------------------

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934


For the transition period from
                               ---------------------- to -----------------------

Commission File No.                        000-29961
                   -------------------------------------------------------------

                        ALLIANCE CAPITAL MANAGEMENT L.P.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                  13-4064930
--------------------------------           -----------------------------------
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


205,866,317 Units of limited partnership interest in Alliance Capital Management L.P. were outstanding as of September 30, 2000.

                        ALLIANCE CAPITAL MANAGEMENT L.P.

                               Index to Form 10-Q

                                     Part I

                              FINANCIAL INFORMATION

Item 1.      FINANCIAL STATEMENTS

                                                                          PAGE

             Condensed Consolidated Statements of Financial Condition       1

             Condensed Consolidated Statements of Income                    2

             Condensed Consolidated Statements of Changes in Partners'
             Capital and Comprehensive Income                               3

             Condensed Consolidated Statements of Cash Flows                4

             Notes to Condensed Consolidated Financial Statements           5-9

Item 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS                          10-21



                                 Part II

                            OTHER INFORMATION

Item 1.      LEGAL PROCEEDINGS                                             22

Item 2.      CHANGES IN SECURITIES                                         22

Item 3.      DEFAULTS UPON SENIOR SECURITIES                               22

Item 4.      SUBMISSION OF MATTERS TO A VOTE OF
              SECURITY HOLDERS                                             22

Item 5.      OTHER INFORMATION                                             22

Item 6.      EXHIBITS AND REPORTS ON FORM 8-K                              22

                                     Part I

                              FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

                        ALLIANCE CAPITAL MANAGEMENT L.P.
            Condensed Consolidated Statements of Financial Condition

                                 (in thousands)


                                                  ASSETS                              9/30/00            12/31/99
                                                                                   ------------        ------------
                                                                                    (unaudited)

Cash and cash equivalents.......................................................   $    156,131         $    80,185
Receivable from brokers and dealers for sale
   of shares of Alliance mutual funds...........................................        174,273             218,569
Fees receivable:
   Alliance mutual funds........................................................        140,076             189,866
   Separately managed accounts:
     Affiliated clients.........................................................          5,358               7,136
     Third-party clients........................................................        124,816             112,847
Investments, available-for-sale.................................................      1,868,900              98,620
Furniture, equipment and leasehold improvements, net............................        160,045             140,045
Intangible assets, net..........................................................         96,638              98,068
Deferred sales commissions, net.................................................        726,614             604,723
Other investments...............................................................         59,523              57,786
Other assets....................................................................         63,641              53,216
                                                                                   ------------         -----------
   Total assets.................................................................   $  3,576,015         $ 1,661,061
                                                                                   ============         ===========


                                     LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
   Payable to Alliance mutual funds for share purchases.........................   $    272,183         $   254,151
   Accounts payable and accrued expenses........................................        276,071             225,922
   Accrued compensation and benefits............................................        398,998             235,120
   Debt.........................................................................        522,927             390,079
   Minority interests in consolidated subsidiaries..............................          3,525               3,122
                                                                                   ------------        ------------
     Total liabilities..........................................................      1,473,704           1,108,394

   Partners' capital............................................................      2,102,311             552,667
                                                                                   ------------        ------------
     Total liabilities and partners' capital....................................   $  3,576,015         $ 1,661,061
                                                                                   ============         ===========


     See accompanying notes to condensed consolidated financial statements.

                        ALLIANCE CAPITAL MANAGEMENT L.P.*
                   Condensed Consolidated Statements of Income

                                   (unaudited)
                     (in thousands, except per Unit amounts)


                                                                             Three Months Ended             Nine Months Ended
                                                                             ------------------        -------------------------
                                                                            Alliance     Alliance       Alliance      Alliance
                                                                             Capital      Holding        Capital       Holding
                                                                             9/30/00      9/30/99        9/30/00       9/30/99
                                                                          ----------    ----------      ---------     ----------
Revenues:
   Investment advisory and services fees:
     Alliance mutual funds.............................................   $  278,555  $   207,329    $     794,400  $    588,156
     Separately managed accounts:
       Affiliated clients..............................................       12,634       12,222           39,633        39,116
       Third-party clients.............................................      102,989       87,414          311,976       276,386
   Distribution revenues...............................................      167,023      115,483          469,701       314,313
   Shareholder servicing fees..........................................       21,462       16,272           62,442        45,069
   Other revenues......................................................       32,923        6,442           50,777        20,806
                                                                          ----------   ----------      -----------   -----------
                                                                             615,586      445,162        1,728,929     1,283,846
                                                                          ----------   ----------      -----------   -----------

Expenses:
   Employee compensation and benefits..................................      138,771      113,521          398,860       334,493
   Promotion and servicing:
     Distribution plan payments to financial intermediaries:
       Affiliated......................................................       30,804       26,983           95,073        77,858
       Third-party.....................................................       88,040       56,604          253,875       166,473
     Amortization of deferred sales commissions........................       56,726       42,990          160,612       117,688
     Other.............................................................       36,559       30,164          110,402        85,060
   General and administrative..........................................       48,691       47,825          147,720       135,564
   Interest............................................................        8,131        6,519           32,521        14,499
   Amortization of intangible assets...................................          981          963            2,937         2,890
   Litigation adjustment, net..........................................            -            -          (23,853)            -
                                                                          ----------   ----------      -----------   -----------
                                                                             408,703      325,569        1,178,147       934,525
                                                                          ----------   ----------      -----------   -----------

Income before income taxes.............................................      206,883      119,593          550,782       349,321

   Income taxes........................................................       11,377       17,939           30,291        52,399
                                                                          ----------   ----------      -----------   -----------

Net income.............................................................   $  195,506  $   101,654    $     520,491  $    296,922
                                                                          ==========  ===========    =============  ============

Net income per Unit:
     Basic.............................................................   $     0.95  $      0.59    $        2.81  $       1.72
                                                                          ==========  ===========    =============  ============
     Diluted...........................................................   $     0.91  $      0.57    $        2.69  $       1.67
                                                                          ==========  ===========    =============  ============



* As discussed in Notes 1 and 3, the financial information above reflects the operations of Alliance Capital Management Holding L.P. prior to the Reorganization effective October 29, 1999 and of Alliance Capital Management L.P. thereafter.

     See accompanying notes to condensed consolidated financial statements.

                        ALLIANCE CAPITAL MANAGEMENT L.P.*
                      Condensed Consolidated Statements of
                          Changes in Partners' Capital
                            and Comprehensive Income

                                   (unaudited)
                                 (in thousands)



                                                                              Three Months Ended            Nine Months Ended
                                                                          -------------------------    -------------------------
                                                                             Alliance      Alliance      Alliance      Alliance
                                                                              Capital       Holding       Capital       Holding
                                                                              9/30/00       9/30/99       9/30/00       9/30/99
                                                                          ------------   --------------  ----------   ----------

Partners' capital - beginning of period................................   $  2,148,158   $  467,062    $    552,667   $  430,273
Comprehensive income:
     Net income........................................................        195,506      101,654         520,491      296,922
     Unrealized gain (loss) on investments, net........................           (488)        (781)           (261)         370
     Foreign currency translation adjustment, net......................         (1,339)       1,032          (1,946)       1,035
                                                                          -------------  ----------    -------------  ----------
     Comprehensive income..............................................        193,679      101,905         518,284      298,327
                                                                          ------------   ----------    ------------   ----------
Capital contribution received from Alliance Capital
   Management Corporation..............................................             96           90             273        1,156
Cash distributions to partners.........................................       (146,294)     (93,381)       (446,672)    (260,745)
Purchase of Alliance Holding Units to fund
   deferred compensation plans.........................................        (98,991)           -        (146,626)           -
Amortization of deferred compensation expense..........................          2,248            -           8,619            -
Proceeds from issuance of Alliance Capital Units
   to ELAS and AXA Financial...........................................              -            -       1,629,525            -
Purchase of Alliance Capital Units from Alliance Holding...............              -            -         (28,042)           -
Proceeds from options for Alliance Holding Units exercised.............          3,415        1,178          14,283        7,843
                                                                          ------------   ----------    ------------   ----------
Partners' capital - end of period......................................   $  2,102,311   $  476,854    $  2,102,311   $  476,854
                                                                          ============   ==========    ============   ==========





* As discussed in Notes 1 and 3, the financial information above reflects the operations of Alliance Capital Management Holding L.P. prior to the Reorganization effective October 29, 1999 and of Alliance Capital Management L.P. thereafter.

     See accompanying notes to condensed consolidated financial statements.

                        ALLIANCE CAPITAL MANAGEMENT L.P.*
                 Condensed Consolidated Statements of Cash Flows

                                   (unaudited)
                                 (in thousands)

                                                                                                   Nine Months Ended
                                                                                            --------------------------------
                                                                                                Alliance        Alliance
                                                                                                 Capital         Holding
                                                                                                 9/30/00         9/30/99
                                                                                            --------------    --------------
Cash flows from operating activities:
   Net income............................................................................     $    520,491     $  296,922
   Adjustments to reconcile net income to net cash provided
    from operating activities:
     Amortization and depreciation.......................................................          189,121        135,392
     Other, net..........................................................................           29,118         16,247
     Changes in assets and liabilities:
       Decrease   (increase)  in  receivable  from  brokers  and
         dealers for sale of shares of Alliance mutual funds.............................           44,275            (36)
       Decrease  (increase)  in fees  receivable  from  Alliance
         mutual funds, affiliated clients and third-party clients........................           38,797        (20,426)
       (Increase) in deferred sales commissions..........................................         (282,503)      (302,511)
       (Increase) in other investments...................................................           (2,049)       (17,665)
       (Increase) in other assets........................................................          (11,089)        (5,864)
       Increase  in payable to Alliance  mutual  funds for share
         purchases.......................................................................           18,038         12,045
       Increase  (decrease)  in  accounts  payable  and  accrued
         expenses........................................................................           51,170         (2,141)
       Increase in accrued compensation and benefits, less
         deferred compensation...........................................................          159,699        149,052
                                                                                              ------------    -----------
           Net cash provided from operating activities...................................          755,068        261,015
                                                                                              ------------    -----------

Cash flows from investing activities:
   Purchase of investments...............................................................       (3,128,440)      (877,790)
   Proceeds from sale of investments.....................................................        1,357,845        723,130
   Additions to furniture, equipment and leasehold
     improvements, net...................................................................          (44,934)       (47,585)
   Other.................................................................................                -           (142)
                                                                                              ------------    ------------
           Net cash used in investing activities.........................................       (1,815,529)      (202,387)
                                                                                              -------------   ------------

Cash flows from financing activities:
   Proceeds from borrowings..............................................................        5,058,639      1,766,728
   Repayment of debt.....................................................................       (4,942,982)    (1,562,375)
   Cash distributions to partners........................................................         (446,672)      (260,744)
   Purchase of Alliance Holding Units to fund deferred
     compensation plans..................................................................         (146,626)             -
   Proceeds from issuance of Alliance  Capital Units to ELAS and
     AXA Financial.......................................................................        1,629,525              -
   Purchase of Alliance Capital Units from Alliance Holding..............................          (28,042)             -
   Capital   contribution   received   from   Alliance   Capital
     Management Corporation..............................................................              273            656
   Proceeds from options for Alliance Holding Units exercised............................           14,283          7,842
                                                                                              ------------    -----------
           Net cash provided by (used in) financing activities...........................        1,138,398        (47,893)
                                                                                              ------------    ------------

Effect of exchange rate changes on cash and cash equivalents ............................           (1,991)           217
                                                                                              -------------   -----------

Net increase in cash and cash equivalents................................................           75,946         10,952
Cash and cash equivalents at beginning of period.........................................           80,185         75,186
                                                                                              ------------    -----------
Cash and cash equivalents at end of period...............................................     $    156,131     $   86,138
                                                                                              ============     ==========


* As discussed in Notes 1 and 3, the financial information above reflects the operations of Alliance Capital Management Holding L.P. prior to the Reorganization effective October 29, 1999 and of Alliance Capital Management L.P. thereafter.

     See accompanying notes to condensed consolidated financial statements.

                        ALLIANCE CAPITAL MANAGEMENT L.P.
              Notes to Condensed Consolidated Financial Statements
                               September 30, 2000

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

    At September 30, 2000, Alliance Holding owned approximately 72.9 million, or 35.4%, of the issued and outstanding Alliance Capital Units. ACMC owns 100,000 general partnership Units in Alliance Holding and a 1% general partnership interest in the Operating Partnership. At September 30, 2000, AXA Financial was the beneficial owner of approximately 2.1% of Alliance Holding's outstanding Units and approximately 62.4% of the Operating Partnership's outstanding Units which, including the general partnership interests, represents an economic interest of approximately 63.5% in the Operating Partnership.

    The Operating Partnership provides diversified investment management and related services to a broad range of clients including unaffiliated separately managed accounts, The Equitable Life Assurance Society of the United States ("ELAS"), a wholly-owned subsidiary of AXA Financial, and its insurance company subsidiary and to individual investors through mutual funds and various other investment vehicles. Separately managed accounts consist primarily of the active management of equity and fixed income portfolios for institutional investors including corporate and public employee pension funds, the general and separate accounts of ELAS and its insurance company subsidiary, endowment funds, and the assets of other domestic and foreign institutions. The Operating Partnership and its subsidiaries provide investment management, distribution, and shareholder and administrative services to its sponsored mutual funds and cash management products, including money market funds and deposit accounts ("Alliance mutual funds").

2.  BERNSTEIN ACQUISITION

    On October 2, 2000 Alliance Capital acquired the business of Sanford C. Bernstein Inc. ("Bernstein") pursuant to an acquisition agreement dated as of June 20, 2000 among Alliance Capital, Alliance Holding, Bernstein and Bernstein Technologies Inc., a wholly owned subsidiary of Bernstein, for $1.4754 billion in cash and 40.8 million Alliance Capital units. On June 21, 2000 AXA Financial purchased from Alliance Capital 32,619,775 newly issued Alliance Capital units for $1.6 billion, and Alliance Capital used the proceeds primarily to finance the cash portion of the acquisition price.

    At October 2, 2000, Alliance Holding owned approximately 30% of the issued and outstanding Alliance Capital Units. AXA Financial was the beneficial owner of approximately 2% of Alliance Holding's outstanding Units and approximately 52% of the Operating Partnership's outstanding Units which, including the general partnership interests, represents an economic interest of approximately 53% in the Operating Partnership.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION

    The unaudited interim condensed consolidated financial statements of the Operating Partnership included herein have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of (a) the Operating Partnership's financial position at September 30, 2000, (b) the Operating Partnership's results of operations for the three months and nine months ended September 30, 2000 and Alliance Holding's results of operations for the three months and nine months ended September 30, 1999, and (c) the Operating Partnership's cash flows for the nine months ended September 30, 2000 and Alliance Holding's cash flows for the nine months ended September 30, 1999, have been made.

    The consolidated financial statements' dollar and per Unit amounts and disclosures reflect the operations of Alliance Holding prior to the Reorganization effective October 29, 1999 and of Alliance Capital thereafter. The accounting policies summarized below are followed by the Operating Partnership subsequent to the Reorganization and were followed by Alliance Holding prior to the Reorganization. All information prior to the Reorganization is that of Alliance Holding.

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

5.  QUARTERLY FINANCIAL INFORMATION

    The following table summarizes the actual and pro forma unaudited condensed results of operations of the Operating Partnership for the three months and nine months ended September 30, 2000 and 1999, respectively, as if the Reorganization (See Note 1) had occurred on January 1, 1999. The pro forma financial information reflects the Operating Partnership as a private partnership that is not subject to a federal tax of 3.5% on partnership gross income from the active conduct of a trade or business.

    The pro forma financial information does not necessarily reflect the results of operations that would have been obtained had the Reorganization occurred on January 1, 1999, nor is the pro forma financial information necessarily indicative of the results of operations that may be achieved for any future period. (In thousands, except per Unit amounts):

                                                                 Three Months Ended              Nine Months Ended
                                                              -----------------------     ----------------------------
                                                                Actual      Pro Forma         Actual        Pro Forma
                                                                9/30/00      9/30/99         9/30/00          9/30/99
                                                              ----------    ---------       ---------     ------------
    Revenues...............................................   $  615,586   $  445,162     $  1,728,929    $  1,283,846
    Expenses...............................................      408,703      325,569        1,178,147         934,525
                                                              ----------   ----------     ------------    ------------
    Income before income taxes.............................      206,883      119,593          550,782         349,321
    Income taxes...........................................       11,377        7,877           30,291          22,733
                                                              ----------   ----------     ------------    ------------
    Net income.............................................   $  195,506   $  111,716     $    520,491    $    326,588
                                                              ==========   ==========     ============   =============
    Basic net income per Alliance Capital Unit.............   $     0.95   $     0.65     $       2.81    $       1.89
                                                              ==========   ==========     ============   =============
    Diluted net income per Alliance Capital Unit...........   $     0.91   $     0.63     $       2.69    $       1.84
                                                              ==========   ==========     ============   =============

6.  NET INCOME PER UNIT

    Basic net income per Unit is derived by reducing net income for the 1% general partnership interest and dividing the remaining 99% by the weighted average number of Units outstanding. Diluted net income per Unit is derived by reducing net income for the 1% general partnership interest and dividing the remaining 99% by the total of the weighted average number of Units outstanding and the dilutive Unit equivalents resulting from outstanding employee options and unvested units. All information prior to the Reorganization is that of Alliance Holding. (In thousands, except per Unit amounts):

                                                                  Three Months Ended               Nine Months Ended
                                                               ------------------------       ------------------------
                                                                 Alliance     Alliance          Alliance     Alliance
                                                                  Capital      Holding           Capital      Holding
                                                                  9/30/00      9/30/99           9/30/00      9/30/99
                                                               -----------   ----------       -----------   ----------

    Net income.............................................    $  195,506    $  101,654        $  520,491   $  296,922
                                                               ==========    ==========       ===========   ==========

    Weighted average Units outstanding-Basic...............        204,341      171,228           183,687      170,947
    Dilutive effect of employee options and
      unvested units.......................................          8,243        5,242             7,884        5,194
                                                               -----------   ----------        ----------   ----------
    Weighted average Units outstanding-Diluted.............        212,584      176,470           191,571      176,141
                                                               ===========   ==========        ==========   ==========

    Basic net income per Unit..............................    $      0.95   $     0.59        $     2.81   $     1.72
                                                               ===========   ==========        ==========   ==========
    Diluted net income per Unit............................    $      0.91   $     0.57        $     2.69   $     1.67
                                                               ===========   ==========        ==========   ==========




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

    A Stipulation and Agreement of Settlement has been signed with the lawyers for the plaintiffs settling this action. Under the Stipulation and Agreement of Settlement Alliance Capital will permit Fund shareholders to invest up to $250 million in Alliance mutual funds free of initial sales charges. On August 3, 2000 the Court signed an order approving the Stipulation and Agreement of Settlement. The order became final on September 6, 2000.

    Alliance Capital assumed all of Alliance Holding's liabilities in respect of this litigation in connection with the Reorganization. As a result of the settlement, Alliance Capital recorded a non-cash gain of $22.5 million ($23.9 million pre-tax) during the three months ended March 31, 2000. Management does not expect that the settlement will have a material adverse effect on Alliance Capital's or Alliance Holding's results of operations or financial condition.

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

9.  SUPPLEMENTAL CASH FLOW INFORMATION

    Cash payments for interest and income taxes were as follows (in thousands):

                                                                  Three Months Ended              Nine Months Ended
                                                              --------------------------      -----------------------
                                                                Alliance      Alliance         Alliance     Alliance
                                                                 Capital       Holding          Capital      Holding
                                                                 9/30/00       9/30/99          9/30/00      9/30/99
                                                              -----------   ------------      ----------   ----------
    Interest...............................................   $     5,144   $    3,655        $   17,519   $    7,763
    Income taxes...........................................        12,354       16,030            33,773       80,304

10. ACCOUNTING PRONOUNCEMENT

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, ("SFAS 133")"ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES". Under this Statement, an entity is required to recognize derivative instruments as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. In addition, any entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137 ("SFAS 137"), which deferred the effective date of SFAS 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. Management intends to adopt this Statement on January 1, 2001 and does not believe that the adoption of the Statement will have a material effect on the Operating Partnership's financial condition, results of operations, liquidity or capital resources.

    In December 1999, the Securities and Exchange Commission ("SEC") issued SEC Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS ("SAB 101"). SAB 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The provisions of SAB 101 are effective no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. Management intends to adopt SAB 101 in the fourth quarter 2000 and does not believe that its adoption will have a material effect on the Operating Partnership's financial condition, results of operations, liquidity or capital resources.

11. CASH DISTRIBUTION

    On October 27, 2000, the General Partner declared a distribution of $186,363,000 or $0.905 per Alliance Capital Unit representing a distribution from Available Cash Flow (as defined in the Alliance Capital Partnership Agreement) of the Operating Partnership for the three months ended September 30, 2000. The distribution is payable on November 22, 2000 to holders of record on November 13, 2000.

12. PURCHASE OF ALLIANCE HOLDING UNITS

    A wholly-owned subsidiary of the Operating Partnership purchased 2,000,000 Alliance Holding units for $98,991,300 in private transactions. The Alliance Holding units will be used to fund awards to be granted under a new deferred compensation plan established in connection with the Operating Partnership's acquisition of the business of Bernstein and under the Operating Partnership's existing deferred compensation plan, known as the Alliance Partners Compensation Plan.

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

At September 30, 2000, Alliance Holding owned approximately 72.9 million, or 35.4%, of the issued and outstanding Alliance Capital Units. ACMC owns 100,000 general partnership Units in Alliance Holding and a 1% general partnership interest in the Operating Partnership. At September 30, 2000, AXA Financial was the beneficial owner of approximately 2.1% of Alliance Holding's outstanding Units and approximately 62.4% of the Operating Partnership's outstanding Units which, including the general partnership interests, represents an economic interest of approximately 63.5% in the Operating Partnership.

The Operating Partnership provides diversified investment management and related services to a broad range of clients including unaffiliated separately managed accounts, The Equitable Life Assurance Society of the United States ("ELAS"), a wholly-owned subsidiary of AXA Financial, and its insurance company subsidiary and to individual investors through mutual funds and various other investment vehicles. Separately managed accounts consist primarily of the active management of equity and fixed income portfolios for institutional investors, including corporate and public employee pension funds, the general and separate accounts of ELAS and its insurance company subsidiary, endowment funds, and the assets of other domestic and foreign institutions. The Operating Partnership and its subsidiaries provide investment management, distribution, and shareholder and administrative services to its sponsored mutual funds and cash management products, including money market funds and deposit accounts ("Alliance mutual funds").

BERNSTEIN ACQUISITION


On October 2, 2000 Alliance Capital acquired the business of Sanford C. Bernstein Inc. ("Bernstein") pursuant to an acquisition agreement dated as of June 20, 2000 among Alliance Capital, Alliance Holding, Bernstein and Bernstein Technologies Inc., a wholly owned subsidiary of Bernstein, for $1.4754 billion in cash and 40.8 million Alliance Capital units. On June 21, 2000 AXA Financial purchased from Alliance Capital 32,619,775 newly issued Alliance Capital units for $1.6 billion, and Alliance Capital used the proceeds primarily to finance the cash portion of the acquisition price.

At October 2, 2000, Alliance Holding owned approximately 30% of the issued and outstanding Alliance Capital Units. AXA Financial was the beneficial owner of approximately 2% of Alliance Holding's outstanding Units and approximately 52% of the Operating Partnership's outstanding Units which, including the general partnership interests, represents an economic interest of approximately 53% in the Operating Partnership.

GENERAL

The Operating Partnership's revenues are largely dependent on the total value and composition of assets under management. Assets under management were $388.4 billion as of September 30, 2000, an increase of 22.4% from September 30, 1999 primarily as a result of market appreciation and net sales of Alliance mutual funds. Active equity and balanced account assets under management, which comprise approximately 61% of total assets under management, grew 35.0%. Active fixed income account assets under management, which comprise approximately 29% of total assets under management, increased by 3.1%.

In the third quarter of 2000, sales of mutual funds and variable products, excluding cash management products, were $18.4 billion, an increase of $6.1 billion, compared to sales of $12.3 billion in the third quarter of 1999. In addition, redemptions increased $7.2 billion to $14.0 billion from $6.8 billion during the same period. Net mutual fund and variable products sales were $4.4 billion in the third quarter 2000, a decrease of 20.0% from $5.5 billion in the third quarter 1999.

ASSETS UNDER MANAGEMENT (1):
(Dollars in billions)                       9/30/00           9/30/99           $ Change         % Change
-------------------------------------------------------------------------------------------------------------
Alliance mutual funds:
   Mutual funds                             $ 110.0           $ 79.6           $    30.4             38.2%
   Variable products                           45.0             34.5                10.5             30.4
   Cash management products                    35.8             29.0                 6.8             23.4
-------------------------------------------------------------------------------------------------------------
                                              190.8            143.1                47.7             33.3
-------------------------------------------------------------------------------------------------------------
Separately managed accounts:
   Affiliated clients                          28.1             29.5                (1.4)            (4.7)
   Third-party clients                        169.5            144.7                24.8             17.1
-------------------------------------------------------------------------------------------------------------
                                              197.6            174.2                23.4             13.4
-------------------------------------------------------------------------------------------------------------
Total                                       $ 388.4           $317.3           $    71.1             22.4%
-------------------------------------------------------------------------------------------------------------


ASSETS UNDER MANAGEMENT BY INVESTMENT ORIENTATION (1):
(Dollars in billions)                       9/30/00          9/30/99             $ Change          % Change
---------------------------------------------------------------------------------------------------------------------
Active equity & balanced
   Domestic                                  $207.6           $155.3               $52.3             33.7%
   Global & international                      30.1             20.8                 9.3             44.7
Active fixed income
   Domestic                                    99.4             94.7                 4.7              5.0
   Global & international                      14.5             15.8                (1.3)            (8.2)
Index
   Domestic                                    30.9             25.7                 5.2             20.2
   Global & international                       5.9              5.0                 0.9             18.0
---------------------------------------------------------------------------------------------------------------------
Total                                        $388.4           $317.3               $71.1             22.4%
---------------------------------------------------------------------------------------------------------------------

AVERAGE ASSETS UNDER MANAGEMENT (1):
                                                  Three Months Ended                        Nine Months Ended
                                          ---------------------------------         ---------------------------------
(Dollars in billions)                     9/30/00     9/30/99   % Change          9/30/00     9/30/99     % Change
---------------------------------------------------------------------------------------------------------------------
Alliance mutual funds                      $190.2      $142.2      33.8%            $183.4      $132.7      38.2%
Separately managed accounts:
   Affiliated clients                        28.6        30.0      (4.7)              28.8        29.8      (3.4)
   Third-party clients                      174.0       147.1      18.3              170.9       144.4      18.4
---------------------------------------------------------------------------------------------------------------------
Total                                      $392.8      $319.3      23.0%            $383.1      $306.9      24.8%
---------------------------------------------------------------------------------------------------------------------

ANALYSIS OF ASSETS UNDER MANAGEMENT (1):
(Dollars in billions)                                   2000                                      1999
---------------------------------------------------------------------------------------------------------------------
                                       Separately                               Separately
                                          Managed      Mutual                      Managed       Mutual
                                         Accounts       Funds     Total           Accounts        Funds    Total
---------------------------------------------------------------------------------------------------------------------
Balance at January 1,                      $198.9      $169.4    $368.3             $168.1      $118.6    $286.7
---------------------------------------------------------------------------------------------------------------------
New accounts/sales                            9.8        59.1      68.9               10.3        37.8      48.1
Terminations/redemptions                     (4.8)      (39.8)    (44.6)              (4.1)      (18.8)    (22.9)
Net cash management sales                      -          3.6       3.6                 -          2.5       2.5
Cash flow                                    (5.5)       (0.7)     (6.2)              (6.2)       (0.8)     (7.0)
Transfers                                      -           -         -                (0.5)        0.5        -
Net market appreciation (depreciation)       (0.8)       (0.8)     (1.6)               6.6         3.3       9.9
--------------------------------------------------------------------------------------------------------------------
Net change                                   (1.3)       21.4      20.1                6.1        24.5      30.6
--------------------------------------------------------------------------------------------------------------------
Balance at September 30,                   $197.6      $190.8    $388.4             $174.2      $143.1    $317.3
====================================================================================================================

(1) Excludes certain non-discretionary relationships. Includes 100% of assets under management by unconsolidated affiliates as follows: $2.9 billion mutual fund assets and $1.1 billion separately managed account assets at September 30, 2000 and $2.0 billion mutual fund assets and $0.5 billion separately managed account assets at September 30, 1999. Certain amounts in the 1999 presentation have been reclassified to conform to the 2000 presentation.

Assets under management at September 30, 2000 were $388.4 billion, an increase of $0.6 billion or 0.2% from June 30, 2000 and an increase of $20.1 billion or 5.5% from December 31, 1999. The increase from June 30, 2000 was primarily due to net asset inflows in cash management services products and net sales of mutual funds and variable products, offset by net market depreciation and net asset outflows from separately managed accounts. The increase from December 31, 1999 was primarily due to net sales of mutual funds and variable products and net asset inflows in cash management services products, offset by net market depreciation and net asset outflows from separately managed accounts.

Alliance mutual fund assets under management at September 30, 2000 were $190.8 billion, an increase of $5.9 billion or 3.2% from June 30, 2000 and an increase of $21.4 billion or 12.6% from December 31, 1999. The increase for the third quarter was due principally to net asset inflows in cash management services products of $5.0 billion and net sales of mutual funds and variable products of $4.0 billion and $0.4 billion, respectively, offset by net market depreciation of $3.4 billion. The increase for the nine months ended September 30, 2000 was due principally to net sales of mutual funds and variable products of $15.3 billion and $4.0 billion, respectively, and net asset inflows in cash management services products of $3.6 billion, offset by net market depreciation of $0.8 billion.

Separately managed account assets under management at September 30, 2000 for third-party clients and affiliated clients were $197.6 billion, a decrease of $5.3 billion or 2.6% from June 30, 2000 and a decrease of $1.3 billion or 0.7% from December 31, 1999. The decrease for the third quarter was primarily due to net market depreciation of $4.3 billion, asset withdrawals from affiliated client accounts, primarily the General Accounts of ELAS, of $0.8 billion and third-party client account terminations and net asset withdrawals of $3.6 billion, offset by net new third-party client accounts of $3.5 billion. The decrease for the nine months ended September 30, 2000 was primarily due to asset withdrawals from affiliated client accounts, primarily the General Accounts of ELAS, of $2.0 billion, third-party client account terminations and net asset withdrawals of $8.3 billion and net market depreciation of $0.8 billion, offset by new third-party client accounts of $9.8 billion.

Assets under management at September 30, 1999 were $317.3 billion, a decrease of $3.7 billion or 1.2% from June 30, 1999 and an increase of $30.6 billion or 10.7% from December 31, 1998.

Alliance mutual fund assets under management at September 30, 1999 were $143.1 billion, an increase of $2.2 billion or 1.6% from June 30, 1999 and an increase of $24.5 billion or 20.7% from December 31, 1998. The increase for third quarter 1999 was principally due to net sales of mutual funds and cash management products of $5.5 billion and $1.7 billion, respectively, reduced by market depreciation of $4.8 billion. The increase for the nine months ended September 30, 1999 was due principally to net sales of mutual funds and variable products of $17.4 billion and $1.6 billion, respectively, and market appreciation of $3.3 billion.

Separately managed account assets under management at September 30, 1999 for third-party clients and affiliated clients were $174.2 billion, a decrease of $5.9 billion or 3.3% from June 30, 1999 and an increase of $6.1 billion or 3.6% from December 31, 1998. The decrease from June 30, 1999 was primarily due to market depreciation of $6.5 billion, net asset outflows from affiliated client accounts of $0.1 billion, and third-party client account terminations and net asset withdrawals of $2.8 billion, partially offset by new third-party client accounts of $3.5 billion. The increase from December 31, 1998 was primarily due to market appreciation of $6.6 billion, new third-party client accounts of $10.3 billion and net asset additions to affiliated client accounts of $1.1 billion, partially offset by net third-party client account terminations and net asset withdrawals of $11.4 billion and transfers out of affiliated client accounts of $0.5 billion into mutual funds.

BASIS OF PRESENTATION

Actual results of operations of the Operating Partnership are presented for the three months and nine months ended September 30, 2000. The pro forma financial information of the Operating Partnership for the three months and nine months ended September 30, 1999 assumes the Reorganization occurred on January 1,
1999 and reflects the Operating Partnership as a private partnership that is not subject to a federal tax of 3.5% on partnership gross income from the active conduct of a trade or business. The pro forma financial information for the three months and nine months ended September 30, 1999, does not necessarily reflect the results of operations that would have been obtained had the Reorganization occurred on January 1, 1999, nor is the pro forma financial information necessarily indicative of the results of operations that may be achieved for any future period.

CONSOLIDATED RESULTS OF OPERATIONS

                                                    Three Months Ended                      Nine Months Ended
                                            ---------------------------------       ---------------------------------
                                             Actual    Pro Forma                   Actual    Pro Forma
(Dollars in millions)                        9/30/00   9/30/99(1) % Change         9/30/00    9/30/99(1)  % Change
---------------------------------------------------------------------------------------------------------------------
Revenues                                      $615.6     $445.2      38.3%        $1,728.9    $1,283.8      34.7%
Expenses                                       408.7      325.6      25.5          1,178.1       934.5      26.1
                                             ------     -------                    -------     -------
Income before income taxes                     206.9      119.6      73.0            550.8       349.3      57.7
Income taxes                                    11.4        7.9      44.3             30.3        22.7      33.5
                                             -------    -------                    -------     -------
Net income                                    $195.5     $111.7      75.0         $  520.5    $  326.6      59.4
                                              ======     ======                   ========    ========

Net income per Unit(4):
  Basic                                       $ 0.95     $ 0.65      46.2         $   2.81    $   1.89      48.7
                                               =====      =====                      =====       =====
  Diluted                                     $ 0.91      $0.63      44.4         $   2.69    $   1.84      46.2
                                               =====      =====                      =====       =====
Weighted average number of Alliance
   Capital Units outstanding(4):
     Basic                                     204.3      171.2      19.3            183.7       170.9       7.5
     Diluted                                   212.6      176.5      20.5%           191.6       176.1       8.8%
Operating margin(2):                            46.3%      36.6%      -               42.1%       36.3%      -


Diluted net income per Unit                   $ 0.91     $ 0.63      44.4%           $2.69     $  1.84      46.2%
                                               =====      =====                      =====       =====
Amortization of intangibles per Unit            0.01         -        N/A             0.02        0.01     100.0
Non-recurring items per Unit                      -          -        N/A            (0.13)         -        N/A
                                               -----      -----                      ------      ------
Net operating earnings per Unit(3)            $ 0.92     $ 0.63      46.0%        $   2.58    $   1.85      39.5%
                                               =====      =====                      =====       =====

Base fee earnings per Unit                    $ 0.90     $ 0.60      50.0%        $   2.50    $   1.70      47.1%
Performance fee earnings per Unit               0.02       0.03     (33.3)            0.08        0.15     (46.7)
                                               -----      -----                      -----       -----
Net operating earnings per Unit(3)            $ 0.92     $ 0.63      46.0%        $   2.58    $   1.85      39.5%
                                               =====      =====                      =====       =====
---------------------------------------------------------------------------------------------------------------------

(1) Pro forma amounts assume the Alliance Holding Reorganization occurred on January 1, 1999. The pro forma financial information reflects the Operating Partnership as a private partnership that is not subject to a federal tax of 3.5% on partnership gross income from the active conduct of a trade or business.
(2) Calculated after netting distribution revenues against total expenses; expenses exclude amortization of intangibles and non-recurring items.
(3) Net operating earnings per Unit: Diluted net income per Unit excluding amortization of intangibles and non-recurring items.
(4) See Note 6 for calculation of net income per Unit amounts.

Net income for the three months and nine months ended September 30, 2000 increased $83.8 million or 75.0% and $193.9 million or 59.4%, respectively, from pro forma net income for the three months and nine months ended September 30, 1999. The increases were principally due to increases in investment advisory and services fees resulting primarily from higher average assets under management for both periods. The increase for the nine months ended September 30, 2000 was also due to the $22.5 million ($23.9 million pre-tax) impact of a non-cash gain related to the settlement of litigation concerning the Alliance North American Government Income Trust, Inc. ("NAGIT"). These increases were partially offset by higher operating expenses, principally promotion and servicing and employee compensation and benefits, and higher income taxes. Actual income taxes increased from pro forma income taxes, which assume the Alliance Holding Reorganization occurred on January 1, 1999, primarily as a result of higher pre-tax income.

BASIS OF PRESENTATION - ACTUAL RESULTS

The following is a discussion of the results of operations of the Operating Partnership for the three months and nine months ended September 30, 2000 and of Alliance Holding, prior to the Reorganization, for the three months and nine months ended September 30, 1999. The presentation is considered meaningful in understanding the diversified investment management business operated by Alliance Holding prior to the Reorganization and by the Operating Partnership thereafter.

REVENUES

                                                    Three Months Ended                      Nine Months Ended
                                            ---------------------------------       ---------------------------------
                                             Operating  Alliance                    Operating  Alliance
                                            Partnership  Holding                   Partnership  Holding
(Dollars in millions)                        9/30/00    9/30/99      % Change      9/30/00      9/30/99   % Change
---------------------------------------------------------------------------------------------------------------------
Investment advisory and services fees:
   Alliance mutual funds                      $278.6     $207.3      34.4%        $  794.4    $  588.2      35.1%
   Separately managed accounts:
     Affiliated clients                         12.6       12.2       3.3             39.6        39.1       1.3
     Third-party clients                       103.0       87.4      17.8            312.0       276.3      12.9
Distribution revenues                          167.0      115.5      44.6            469.7       314.3      49.4
Shareholder servicing fees                      21.5       16.3      31.9             62.4        45.1      38.4
Other revenues                                  32.9        6.5     406.2             50.8        20.8     144.2
---------------------------------------------------------------------------------------------------------------------
Total                                         $615.6     $445.2      38.3%        $1,728.9    $1,283.8      34.7%
---------------------------------------------------------------------------------------------------------------------


INVESTMENT ADVISORY AND SERVICES FEES

Investment advisory and services fees are generally calculated as a small percentage of the value of assets under management and vary with the type of account managed. Fee income is therefore affected by changes in the amount of assets under management, including market appreciation or depreciation, the addition of new client accounts or client contributions of additional assets to existing accounts, withdrawals of assets from and termination of client accounts, purchases and redemptions of mutual fund shares, and shifts of assets between accounts or products with different fee structures. Investment advisory and services fees for the three months and nine months ended September 30, 2000 increased $87.3 million or 28.4% and $242.4 million or 26.8% , respectively, from the three months and nine months ended September 30, 1999.

Certain investment advisory contracts provide for a performance fee, in addition to or in lieu of a base fee, that is calculated as a percentage of the related investment results over a specified period of time. Performance fees are recorded as revenue at the end of the measurement period and will generally be higher in favorable markets and lower in unfavorable markets, which may increase the volatility of the Operating Partnership's revenues and earnings. Performance fees earned on certain separately managed accounts and mutual funds aggregated $6.9 million and $23.0 million for the three months and nine months ended September 30, 2000. Performance fees for the three months ended September 30, 2000 decreased $2.3 million compared to the third quarter of 1999. Performance fees for the nine months ended September 30, 2000 decreased $36.8 million or 61.5% from the nine months ended September 30, 1999 primarily as the result of a refinement, in the fourth quarter of 1999, of the procedures for estimating such fees. Currently, a substantial amount of the accounts that may earn performance fees have calendar year measurement periods. As a result, for 1999 and subsequent years, the majority of such fees, if any, will be recognized in the fourth quarter of that year.

Investment advisory and services fees from Alliance mutual funds for the three months ended September 30, 2000 increased $71.3 million or 34.4% from the three months ended September 30, 1999 primarily as a result of a 33.8% increase in average assets under management. Investment advisory and services fees from Alliance mutual funds for the nine months ended September 30, 2000 increased $206.2 million or 35.1% from the nine months ended September 30, 1999 primarily as a result of a 38.2% increase in average assets under management, partially offset by a $31.8 million decrease in performance fees.

Investment advisory and services fees from affiliated clients, primarily the General Accounts of ELAS, for the three months and nine months ended September 30, 2000 increased $0.4 million, or 3.3%, and $0.5 million, or 1.3%, respectively, from the three months and nine months ended September 30, 1999. The increase for the nine months ended September 30, 2000 was primarily due to an increase in performance fees.

Investment advisory and services fees from third party clients for the three months and nine months ended September 30, 2000 increased $15.6 million or 17.8% and $35.7 million or 12.9%, respectively, from the three months and nine months ended September 30, 1999 primarily due to an increase in average assets under management of 18.3% and 18.4%, respectively, partially offset for the nine months ended September 30, 2000 by a $6.1 million decrease in performance fees.

DISTRIBUTION REVENUES

The Operating Partnership's subsidiary, Alliance Fund Distributors, Inc. ("AFD"), acts as distributor of the Alliance mutual funds and receives distribution plan fees from those funds in reimbursement of distribution expenses it incurs. Distribution revenues for the three months and nine months ended September 30, 2000 increased 44.6% and 49.4%, respectively, from the three months and nine months ended September 30, 1999 principally due to higher average equity mutual fund assets under management attributable to sales of Back-End Load Shares under the Operating Partnership's mutual fund distribution system (the "System") described under "Capital Resources and Liquidity", and market appreciation.

SHAREHOLDER SERVICING FEES

The Operating Partnership's subsidiaries, Alliance Fund Services, Inc. and ACM Global Investor Services S.A., provide transfer agency services to the Alliance mutual funds. Shareholder servicing fees for the three months and nine months ended September 30, 2000 increased 31.9% and 38.4%, respectively, from the three months and nine months ended September 30, 1999 as a result of increases in the number of mutual fund shareholder accounts serviced. The number of shareholder accounts serviced increased to approximately 6.3 million as of September 30, 2000 compared to approximately 4.8 million as of September 30, 1999.

OTHER REVENUES

Other revenues consist principally of investment income and changes in value of other investments. Administration and recordkeeping services provided to the Alliance mutual funds and the General Accounts of ELAS and its insurance subsidiary are also included in other revenues. Other revenues for the three months and nine months ended September 30, 2000 increased from the three and nine months ended September 30, 1999 principally as a result of interest earned on the proceeds from AXA Financial's purchase of 32,619,775 newly issued Operating Partnership Units on June 21, 2000.

EXPENSES

                                                    Three Months Ended                      Nine Months Ended
                                            ---------------------------------       ---------------------------------
                                             Operating  Alliance                    Operating  Alliance
                                            Partnership  Holding                   Partnership  Holding
(Dollars in millions)                        9/30/00     9/30/99   % Change          9/30/00    9/30/99  % Change
---------------------------------------------------------------------------------------------------------------------
Employee compensation and benefits            $138.8     $113.5      22.3%        $  398.9      $334.5      19.3%
Promotion and servicing                        212.1      156.8      35.3            620.0       447.1      38.7
General and administrative                      48.7       47.8       1.9            147.7       135.5       9.0
Interest                                         8.1        6.5      24.6             32.5        14.5     124.1
Amortization of intangible assets                1.0        1.0       -                2.9         2.9       -
Litigation adjustment, net                       -          -         N/A            (23.9)        -         N/A
---------------------------------------------------------------------------------------------------------------------
Total                                         $408.7     $325.6      25.5%        $1,178.1      $934.5      26.1%
---------------------------------------------------------------------------------------------------------------------


EMPLOYEE COMPENSATION AND BENEFITS

Employee compensation and benefits include salaries, commissions, fringe benefits and incentive compensation based on profitability. Provisions for future payments to be made under certain deferred compensation arrangements are also included in employee compensation and benefits expense.

Employee compensation and benefits for the three months and nine months ended September 30, 2000 increased 22.3% and 19.3%, respectively, from the three months and nine months ended September 30, 1999 primarily as a result of increased incentive and base compensation and commissions. Compensation increased principally due to higher pre-tax income, an increase in the number of employees, primarily in mutual fund areas, combined with salary increases. The Operating Partnership had 2,582 employees at September 30, 2000 compared to 2,299 at September 30, 1999. Commissions increased primarily due to higher mutual fund and institutional sales.

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

Promotion and servicing expenses for the three months and nine months ended September 30, 2000 increased 35.3% and 38.7%, respectively, from the three months and nine months ended September 30, 1999 primarily due to increased distribution plan payments resulting from higher average domestic, offshore and cash management assets under management. An increase for the three months and nine months ended September 30, 2000 of $13.7 million and $42.9 million, respectively, in amortization of deferred sales commissions from the three months and nine months ended September 30, 1999, resulting from higher sales of Back-End Load Shares, also contributed to the increase in promotion and servicing expense. Other promotion and servicing expenses increased primarily as a result of higher travel and entertainment costs and higher promotional expenditures incurred in connection with mutual fund sales initiatives.

GENERAL AND ADMINISTRATIVE

General and administrative expenses are costs related to operations, including technology, professional fees, occupancy, communications, equipment and similar expenses. General and administrative expenses for the three months and nine months ended September 30, 2000 increased 1.9% and 9.0%, respectively, for the three and nine months ended September 30, 1999 due principally to higher occupancy related expenses offset by lower technology expenses.

INTEREST

Interest expense is incurred on borrowings and on deferred compensation owed to employees. Interest expense for the three months and nine months ended September 30, 2000 increased from the three months and nine months ended September 30, 1999 primarily as a result of an increase in deferred compensation liabilities and higher debt.

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

Income tax expense for the three months and nine months ended September 30, 2000 decreased $6.6 million and $22.1 million, respectively, from the three months and nine months ended September 30, 1999 primarily as a result of a lower effective tax rate. The Operating Partnership, a private partnership, is not subject to a federal tax of 3.5% on partnership gross income from the active conduct of a trade or business which results in a lower effective tax rate compared to Alliance Holding, a public partnership, which is subject to the 3.5% federal tax.

CAPITAL RESOURCES AND LIQUIDITY

Partners' capital of the Operating Partnership was $2,102.3 million at September 30, 2000, a decrease of $45.9 million or 2.1% from $2,148.2 million at June 30, 2000 and an increase of $1,549.6 million or 280.4% from $552.7 million at December 31, 1999. On June 21, 2000 AXA Financial purchased from the Operating Partnership 32,619,775 newly issued Operating Partnership Units for $1.6 billion and the Operating Partnership used the proceeds primarily to finance the cash portion of the acquisition price of Bernstein.

Cash flow from operations and proceeds from borrowings have been the Operating Partnership's, and prior to the Reorganization, Alliance Holding's principal sources of working capital.

The Operating Partnership's cash and cash equivalents increased $75.9 million for the nine months ended September 30, 2000. Cash inflows included
$755.1 million from operations and $1,138.4 million from financing activities, principally AXA Financial's purchase from the Operating Partnership of 32,619,775 newly issued Operating Partnership Units offset by cash distributions to partners and the Operating Partnership's purchase of 2,000,000 Alliance

Holding Units for $99 million in private transactions to fund deferred compensation plans. Cash inflows were offset by cash outflows from investing activities of $1,815.5 million, principally net purchases of investments.

The Operating Partnership's mutual fund distribution system includes a multi-class share structure. The System permits the Operating Partnership's open-end mutual funds to offer investors various options for the purchase of mutual fund shares, including the purchase of Front-End Load Shares and Back-End Load Shares. The Front-End Load Shares are subject to a conventional front-end sales charge paid by investors to AFD at the time of sale. AFD in turn compensates the financial intermediaries distributing the funds from the front-end sales charge paid by investors. For Back-End Load Shares, investors do not pay a front-end sales charge although, if there are redemptions before the expiration of the minimum holding period (which ranges from one year to four years), investors pay a contingent deferred sales charge ("CDSC") to AFD. While AFD is obligated to compensate the financial intermediaries at the time of the purchase of Back-End Load Shares, it receives higher ongoing distribution fees from the funds. Payments made to financial intermediaries in connection with the sale of Back-End Load Shares under the System, net of CDSC received, reduced cash flow from operations by approximately $282.5 million for the nine months ended September 30, 2000. Management believes AFD will recover the payments made to financial intermediaries for the sale of Back-End Load Shares from the higher distribution fees and CDSC it receives over periods not exceeding 5 1/2 years.

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

During October 2000, the Operating Partnership entered into a $250 million two-year revolving credit facility the terms of which are substantially similar to the $425 million and $200 million revolving credit facilities.

The revolving credit facilities will be used to provide back-up liquidity for the Operating Partnership's commercial paper program, to fund commission payments to financial intermediaries for the sale of Back-End Load Shares under the Operating Partnership's mutual fund distribution system, for capital expenditures and for general working capital purposes. The revolving credit facilities contain covenants which, among other things, require the Operating Partnership to meet certain financial ratios.

At September 30, 2000, the Operating Partnership had $471.8 million of commercial paper and ECNs outstanding, borrowings under the revolving credit facilities of $48.0 million, and a $3.1 million note related to an acquisition in 1998.

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

A Stipulation and Agreement of Settlement has been signed with the lawyers for the plaintiffs settling this action. Under the Stipulation and Agreement of Settlement Alliance Capital will permit Fund shareholders to invest up to $250 million in Alliance mutual funds free of initial sales charges. On August 3, 2000 the Court signed an order approving the Stipulation and Agreement of Settlement.The order became final on September 6, 2000.

Alliance Capital assumed all of Alliance Holding's liabilities in respect of this litigation in connection with the Reorganization. As a result of the settlement, Alliance Capital recorded a non-cash gain of $22.5 million ($23.9 million pre-tax) during the three months ended March 31, 2000. Management does not expect that the settlement will have a material adverse effect on Alliance Capital's or Alliance Holding's results of operations or financial condition.

CHANGES IN ACCOUNTING PRINCIPLES

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES". Under this Statement, an entity is required to recognize derivative instruments as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. In addition, any entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137 ("SFAS 137"), which deferred the effective date of SFAS 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. Management intends to adopt this Statement on January 1, 2001 and does not believe that the adoption of the Statement will have a material effect on the Operating Partnership's financial condition, results of operations, liquidity or capital resources.

In December 1999, the Securities and Exchange Commission ("SEC") issued SEC Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS ("SAB 101"). SAB 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The provisions of SAB 101 are effective no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. Management intends to adopt SAB 101 in the fourth quarter 2000 and does not believe that its adoption will have a material effect on the Operating Partnership's financial condition, results of operations, liquidity or capital resources.

CASH DISTRIBUTIONS

The Operating Partnership is required to distribute all of its Available Cash Flow (as defined in the Alliance Capital Partnership Agreement) to the General Partner and Alliance Capital Unitholders. Alliance Holding is also required to distribute all of its Available Cash Flow (as defined in the Alliance Holding Partnership Agreement). The Available Cash Flow of the Operating Partnership and Alliance Holding for the three months and nine months ended September 30, 2000 and 1999 were as follows:

                                                       Three Months Ended                 Nine Months Ended
                                                     ----------------------           -----------------------
                                                      Operating    Alliance           Operating     Alliance
                                                     Partnership    Holding          Partnership     Holding
                                                      9/30/00       9/30/99            9/30/00       9/30/99
-----------------------------------------------------------------------------------------------------------------
Available Cash Flow (in thousands)                    $186,363      $97,112            $474,830     $283,808
Distributions Per Unit                                $  0.905      $  0.56            $   2.54     $   1.64
-----------------------------------------------------------------------------------------------------------------

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

                                     Part II

                                OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

        On August 3, 2000 the Court signed an order approving the Stipulation and Agreement of Settlement in the legal proceeding reported in the Alliance Capital Management L.P. ("Alliance Capital") Annual Report on Form 10-K for the year ended December 31, 1999. The order became final on September 6, 2000.

Item 2. CHANGES IN SECURITIES

        None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

        None.

Item 4. SUBMISSION OF MATTERS TO A VOTE
        OF SECURITY HOLDERS

        None.

Item 5. OTHER INFORMATION

        None.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

            (a) Exhibits

                15 Independent Accountants' Review Report

                27 Financial Data Schedule

            (b) Reports on Form 8-K

                  Alliance Capital filed a report on Form 8-K dated
                  September 21, 2000 reporting the purchase by a wholly-owned subsidiary of Alliance Capital of 1,000,000 Alliance Capital Management Holding L.P. ("Alliance Holding") units for $51,431,300 in a private transaction. The Alliance Holding units will be used to fund awards to be granted under a new deferred compensation plan established in connection with Alliance Capital's acquisition of the business of Sanford C. Bernstein Inc. ("Bernstein") and under Alliance Capital's existing deferred compensation plan, known as the Alliance Partners Compensation Plan.

                  Alliance Capital filed a report on Form 8-K dated
                  October 2, 2000 reporting (i) the completion of its acquisition of the business of Bernstein for $1.4754 billion in cash and 40.8 million newly issued Alliance Capital units, and (ii) the purchase by a wholly-owned subsidiary of Alliance Capital of 1,000,000 Alliance Holding units for $47,560,000 in a private transaction. The Alliance Holding units will be used to fund awards to be granted under a new deferred compensation plan established in connection with Alliance Capital's acquisition of the business of Bernstein and under Alliance Capital's existing deferred compensation plan, known as the Alliance Partners Compensation Plan.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    ALLIANCE CAPITAL MANAGEMENT L.P.

Dated: November 7, 2000                 By:  Alliance Capital Management
                                             Corporation, its General Partner


                                        By:  /s/ Robert H. Joseph, Jr.
                                             -----------------------------------
                                             Robert H. Joseph, Jr.
                                             Senior Vice President &
                                             Chief Financial Officer