Form 10-Q
period 2001-03-31
ALLIANCE CAPITAL MANAGEMENT L P
filed 2001-05-14
CIK 1109448

FORM 10–Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File No.                                  000– 29961

ALLIANCE CAPITAL MANAGEMENT L.P.
(Exact name of registrant as specified in its charter)

Delaware	13–4064930
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1345 Avenue of the Americas, New York, NY 10105
(Address of principal executive offices)
(Zip Code)

(212) 969-1000
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

                        Yes  ☒                                                               No  ☐

247,683,482 Units of limited partnership interests in Alliance Capital Management L.P. were outstanding as of March 31, 2001.

ALLIANCE CAPITAL MANAGEMENT L.P.

Index to Form 10–Q

Part I

FINANCIAL INFORMATION

Part I

FINANCIAL INFORMATION

Item 1. Financial Statements

ALLIANCE CAPITAL MANAGEMENT L.P.
Condensed Consolidated Statements of Financial Condition

(in thousands)

ASSETS	3/31/01	12/31/00
	(unaudited)
Cash and cash equivalents	$198,095	$216,251
Cash and securities segregated, at market (cost of $915,534 and $1,289,120, respectively)	935,440	1,306,334
Receivables:
Brokers and dealers	956,734	1,316,694
Brokerage clients	191,148	187,945
Fees	321,114	401,609
Investments, available-for-sale	334,487	340,318
Furniture, equipment and leasehold improvements, net	204,840	199,699
Intangible assets, net	3,387,574	3,430,708
Deferred sales commissions, net	703,043	715,692
Other investments	33,899	52,925
Other assets	101,834	102,587
Total assets	$7,368,208	$8,270,762

LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
Payables:
Brokers and dealers	$671,295	$882,576
Brokerage clients	1,218,307	1,636,869
Alliance Mutual Funds	218,680	279,249
Accounts payable and accrued expenses	173,768	238,640
Accrued compensation and benefits	332,408	313,426
Debt	671,226	782,232
Minority interests in consolidated subsidiaries	8,125	4,093
Total liabilities	3,293,809	4,137,085
Partners' capital	4,074,399	4,133,677
Total liabilities and partners' capital	$7,368,208	$8,270,762

See accompanying notes to condensed consolidated financial statements.

ALLIANCE CAPITAL MANAGEMENT L.P.
Condensed Consolidated Statements of Income

(unaudited)
(in thousands, except per Unit amounts)

	Three Months Ended
	3/31/01	3/31/00
Revenues:
Investment advisory and services fees	$497,807	$374,190
Distribution revenues	140,377	147,240
Institutional research services	64,406	-
Shareholder servicing fees	22,665	19,358
Other revenues, net	17,182	7,618
	742,437	548,406
Expenses:
Employee compensation and benefits	220,133	128,645
Promotion and servicing:
Distribution plan payments	124,083	116,506
Amortization of deferred sales commissions	58,308	50,702
Other	46,727	31,343
General and administrative	75,469	48,854
Interest	12,589	14,122
Amortization of intangible assets	43,134	975
Non-recurring item	-	(23,853)
	580,443	367,294
Income before income taxes	161,994	181,112
Income taxes	9,720	9,962
Net income	$152,274	$171,150
Net income per Unit:
Basic	$0.61	$0.99
Diluted	$0.59	$0.95

See accompanying notes to condensed consolidated financial statements.

ALLIANCE CAPITAL MANAGEMENT L.P.
Condensed Consolidated Statements of
Changes in Partners' Capital
and Comprehensive Income

(unaudited)
(in thousands)

	Three Months Ended
	3/31/01	3/31/00
Partners' capital - beginning of period	$4,133,677	$552,667
Comprehensive income:
Net income	152,274	171,150
Unrealized (loss) gain on investments, net	(1,166)	88
Foreign currency translation adjustment, net	(1,788)	(73)
Comprehensive income	149,320	171,165
Capital contributions from General Partner	118	90
Cash distributions to partners	(214,843)	(158,205)
Purchase of Alliance Holding Units to fund deferred compensation plans	(8,627)	(47,635)
Amortization of deferred compensation expense	6,073	3,741
Proceeds from issuance of Alliance Capital Units to ELAS	-	29,525
Purchase of Alliance Capital Units from Alliance Holding	-	(28,042)
Proceeds from options for Alliance Holding Units exercised	8,681	7,146
Partners' capital - end of period	$4,074,399	$530,452

See accompanying notes to condensed consolidated financial statements.

ALLIANCE CAPITAL MANAGEMENT L.P.
Condensed Consolidated Statements of Cash Flows

(unaudited)
(in thousands)

	Three Months Ended
	3/31/01	3/31/00
Cash flows from operating activities:
Net income	$152,274	$171,150
Adjustments to reconcile net income to net cash provided from operating activities:
Amortization and depreciation	111,578	61,094
Non-recurring item	-	(23,853)
Other, net	18,740	9,977
Changes in assets and liabilities:
Decrease in segregated cash and securities	370,894	-
Decrease (increase) in receivable from brokers and dealers	359,931	(83,696)
(Increase) in receivable from brokerage clients	(3,203)	-
Decrease in fees receivables	80,161	53,500
(Increase) in deferred sales commissions	(45,659)	(117,122)
Decrease (increase) in other investments	17,578	(5,185)
Decrease in other assets	156	662
(Decrease) increase in payable to Alliance Mutual Funds	(60,535)	107,287
(Decrease) increase in payable to brokers and dealers	(211,100)	9,818
(Decrease) in payable to brokerage clients	(418,562)	-
(Decrease) increase in accounts payable and accrued expenses	(57,970)	3,157
Increase in accrued compensation and benefits, less deferred compensation	14,762	24,908
Net cash provided from operating activities	329,045	211,697

Cash flows from investing activities:
Purchase of investments	(459,550)	(355,526)
Proceeds from sale of investments	464,132	318,478
Additions to furniture, equipment and leasehold improvements, net	(15,346)	(9,118)
Net cash (used in) investing activities	(10,764)	(46,166)

Cash flows from financing activities:
Proceeds from issuance of debt	3,211,481	2,273,002
Repayment of debt	(3,331,875)	(2,238,561)
Cash distributions to partners	(214,843)	(158,205)
Proceeds from issuance of Alliance Capital Units to ELAS	-	29,525
Purchase of Alliance Capital Units from Alliance Holding	-	(28,042)
Capital contributions from General Partner	118	90
Proceeds from options for Alliance Holding Units exercised	8,681	7,146
Purchase of Alliance Holding Units to fund deferred compensation plans	(8,627)	(47,635)
Net cash (used in) financing activities	(335,065)	(162,680)

Effect of exchange rate changes on cash and cash equivalents	(1,372)	(52)

Net (decrease) increase in cash and cash equivalents	(18,156)	2,799
Cash and cash equivalents at beginning of period	216,251	80,185
Cash and cash equivalents at end of period	$198,095	$82,984

See accompanying notes to condensed consolidated financial statements.

ALLIANCE CAPITAL MANAGEMENT L.P.
Notes to Condensed Consolidated Financial Statements
March 31, 2001

(unaudited)

1.         Organization and Bernstein Acquisition

Alliance Capital Management Corporation (“ACMC”), an indirect wholly owned subsidiary of AXA Financial, Inc. (“AXA Financial”), is the general partner of both Alliance Capital Management Holding L.P. (“Alliance Holding”) and Alliance Capital Management L.P. (“Alliance Capital” or the “Operating Partnership”). AXA Financial is an indirect wholly owned subsidiary of AXA, a French company, that is a holding company for an international group of insurance and related financial services companies. Alliance Capital is a registered investment adviser under the Investment Advisers Act of 1940. Alliance Holding Units are publicly traded on the New York Stock Exchange while Alliance Capital Units do not trade publicly and are subject to significant restrictions on transfer.

On October 2, 2000, the Operating Partnership acquired the business and assets of SCB Inc., an investment research and management company formerly known as Sanford C. Bernstein Inc. (“Bernstein”), and assumed the liabilities of Bernstein (“Bernstein Acquisition”). The purchase price consisted of a cash payment of $1.4754 billion and 40.8 million newly issued Alliance Capital Units.  AXA Financial purchased approximately 32.6 million newly issued Alliance Capital Units for $1.6 billion on June 21, 2000 to fund the cash portion of the purchase price.

At March 31, 2001, Alliance Holding owned approximately 73.9 million, or 30%, of the issued and outstanding Alliance Capital Units. ACMC owns 100,000 general partnership Units in Alliance Holding and a 1% general partnership interest in the Operating Partnership. At March 31, 2001, AXA Financial was the beneficial owner of approximately 2% of the outstanding Alliance Holding Units and approximately 53% of the outstanding Alliance Capital Units which, including the general partnership interests in the Operating Partnership and Alliance Holding, represents an economic interest of approximately 53% in the Operating Partnership. At March 31, 2001, SCB Partners Inc., a wholly owned subsidiary of SCB Inc., was the beneficial owner of approximately 16% of the outstanding Alliance Capital Units.

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

3.         Summary of Significant Accounting Policies

Basis of Presentation

The unaudited interim condensed consolidated financial statements of the Operating Partnership included herein have been prepared in accordance with the instructions to Form 10–Q pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of (a) the Operating Partnership’s financial position at March 31, 2001, (b) the Operating Partnership’s results of operations for the three months ended March 31, 2001 and 2000, and (c) the Operating Partnership’s cash flows for the three months ended March 31, 2001 and 2000, have been made.

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

Revenue Recognition

Investment advisory and services base fees are recorded as revenue as the related services are performed. Certain investment advisory contracts provide for a performance fee, in addition to or in lieu of a base fee, that is calculated as either a percentage of absolute investment results or a percentage of investment results in excess of a stated benchmark over a specified period of time. Performance fees are recorded as revenue at the end of the measurement period. Investment advisory and services fees include brokerage transaction charges of Sanford C. Bernstein & Co., LLC (“SCB LLC”), a wholly owned subsidiary of the Operating Partnership, for substantially all private client transactions and certain institutional investment management client transactions. Distribution revenues and shareholder servicing fees are accrued as earned.

Institutional research services revenue consists of brokerage transaction charges and underwriting syndicate revenues related to services provided to certain institutional investors. Brokerage transaction charges earned and related expenses are recorded on a trade date basis. Syndicate participation and underwriting revenues include gains, losses and fees, net of syndicate expenses, arising from securities offerings in which SCB LLC acts as underwriter or agent. Syndicate participation and underwriting revenues are recorded on the offering date.

4.         Cash and Securities Segregated Under Federal Regulations and Other Requirements

At March 31, 2001, $935,440,000 in United States Treasury Bills was segregated in a special reserve bank custody account for the exclusive benefit of customers under rule 15c3-3 of the Securities and Exchange Commission (“SEC”).

5.         Net Income Per Unit

Basic net income per Unit is derived by reducing net income for the 1% General Partner interest and dividing the remaining 99% by the weighted average number of Units outstanding. Diluted net income per Unit is derived by reducing net income for the 1% General Partner interest and dividing the remaining 99% by the total of the weighted average number of Units outstanding and the dilutive Unit equivalents resulting from outstanding employee options.  (In thousands, except per Unit amounts):
	Three Months Ended
	3/31/01	3/31/00

Net income	$152,274	$171,150

Weighted average units outstanding - Basic	247,452	171,469
Dilutive effect of employee options	6,370	7,391
Weighted average units outstanding - Diluted	253,822	178,860

Basic net income per unit	$0.61	$0.99
Diluted net income per unit	$0.59	$0.95

6.         Commitments and Contingencies

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

8.         Supplemental Cash Flow Information

Cash payments for interest and income taxes were as follows (in thousands):
	Three Months Ended
	3/31/01	3/31/00
Interest	$13,093	$7,066
Income taxes	9,392	13,443

9.         Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities”. Management adopted this Statement on January 1, 2001 and the adoption of the Statement did not have a material effect on the Operating Partnership’s results of operations, liquidity, or capital resources.

10.       Cash Distribution

On April 30, 2001, the General Partner declared a distribution of $187,639,000 or $0.75 per Alliance Capital Unit representing a distribution from Available Cash Flow (as defined in the Alliance Capital Partnership Agreement) of the Operating Partnership for the three months ended March 31, 2001. The distribution is payable on May 24, 2001 to holders of record on May 14, 2001.

11.       Subsequent Event

On April 25, 2001, an amended class action complaint (“amended complaint”) entitled Miller v. Mitchell Hutchins Assets Management, Inc., No. 01-192-DRH, was filed in federal district court in the Southern District of Illinois against Alliance Capital, Alliance Fund Distributors, Inc. (“AFD”), and other defendants alleging violations of the federal Investment Company Act of 1940, as amended (“ICA”), and breaches of common law fiduciary duty.

The allegations in the amended complaint concern six mutual funds with which Alliance Capital has investment advisory agreements, including the Alliance Premier Growth Fund, Alliance Health Care Fund, Alliance Growth Fund, Alliance Quasar Fund, Alliance Fund, and Alliance Disciplined Value Fund. The principal allegations of the amended complaint are that (i) certain advisory agreements concerning these funds were negotiated, approved, and executed in violation of the ICA, in particular because certain directors of these funds should be deemed interested under the ICA; (ii) the distribution plans for these funds were negotiated, approved, and executed in violation of the ICA; and (iii) the advisory fees and distribution fees paid to Alliance Capital and AFD, respectively, are excessive and, therefore, constitute a breach of fiduciary duty.

Alliance Capital and AFD believe that plaintiff’s allegations are without merit and intend to vigorously defend against these allegations.

Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations

Organization and Bernstein Acquisition

Alliance Capital Management Corporation (“ACMC”), an indirect wholly owned subsidiary of AXA Financial, Inc. (“AXA Financial”), is the general partner of both Alliance Capital Management Holding L.P. (“Alliance Holding”) and Alliance Capital Management L.P. (“Alliance Capital” or the “Operating Partnership”). AXA Financial is an indirect wholly owned subsidiary of AXA, a French company, that is a holding company for an international group of insurance and related financial services companies. Alliance Capital is a registered investment adviser under the Investment Advisers Act of 1940. Alliance Holding Units are publicly traded on the New York Stock Exchange while Alliance Capital Units do not trade publicly and are subject to significant restrictions on transfer.

On October 2, 2000, the Operating Partnership acquired the business and assets of SCB Inc., an investment research and management company formerly known as Sanford C. Bernstein Inc. (“Bernstein”), and assumed the liabilities of Bernstein (“Bernstein Acquisition”). The purchase price consisted of a cash payment of $1.4754 billion and 40.8 million newly issued Alliance Capital Units. AXA Financial purchased approximately 32.6 million newly issued Alliance Capital Units for $1.6 billion on June 21, 2000 to fund the cash portion of the purchase price.

At March 31, 2001, Alliance Holding owned approximately 73.9 million, or 30%, of the issued and outstanding Alliance Capital Units. ACMC owns 100,000 general partnership Units in Alliance Holding and a 1% general partnership interest in the Operating Partnership. At March 31, 2001, AXA Financial was the beneficial owner of approximately 2% of the outstanding Alliance Holding Units and approximately 53% of the outstanding Alliance Capital Units which, including the general partnership interests in the Operating Partnership and Alliance Holding, represents an economic interest of approximately 53% in the Operating Partnership. At March 31, 2001, SCB Partners Inc., a wholly owned subsidiary of SCB Inc., was the beneficial owner of approximately 16% of the outstanding Alliance Capital Units.

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

General

The Operating Partnership’s revenues are largely dependent on the total value and composition of assets under its management. Assets under management were $433.2 billion at March 31, 2001, an increase of 9.9% from March 31, 2000 primarily as a result of the Bernstein Acquisition, which added $85.8 billion at October 2, 2000, and continuing net sales of Alliance Mutual Funds, offset by market depreciation. Active equity and balanced assets under management, which comprise approximately 60% of total assets under management, were 7.1% higher. Active fixed income, including cash management products, assets under management, which comprise approximately 33% of total assets under management, increased by 23.7%.

In the first quarter of 2001, sales of Alliance Mutual Fund shares, excluding cash management products, were $11.4 billion compared to record sales of $16.9 billion in the first quarter of 2000. The decrease in mutual fund sales, along with a decrease in redemptions, resulted in net Alliance Mutual Fund share sales of $2.8 billion for the three months ended March 31, 2001, a decrease of 63.6% from the record $7.7 billion for the three months ended March 31, 2000.

Assets Under Management (1):

(Dollars in billions)	3/31/01	3/31/00	$Change	% Change
Retail	$155.9	$173.2	$(17.3)	(10.0)%
Institutional investment management	240.3	215.4	24.9	11.6
Private client	37.0	5.6	31.4	560.7
Total	$433.2	$394.2	$39.0	9.9%

Assets Under Management by Investment Orientation (1):

(Dollars in billions)	3/31/01	3/31/00	$Change	% Change
Active equity & balanced - Growth
Domestic	$138.7	$198.2	$(59.5)	(30.0)%
Global & international	29.9	32.4	(2.5)	(7.7)
Active equity & balanced - Value
Domestic	71.7	10.5	61.2	582.9
Global & international	18.1	0.2	17.9	8,950.0
Total active equity & balanced	258.4	241.3	17.1	7.1
Active fixed income
Domestic	116.6	99.6	17.0	17.1
Global & international	26.9	16.4	10.5	64.0
Passive
Domestic	26.8	30.6	(3.8)	(12.4)
Global & international	4.5	6.3	(1.8)	(28.6)
Total	$433.2	$394.2	$39.0	9.9%

Average Assets Under Management (1):

	Three months ended
(Dollars in billions)	3/31/01	3/31/00	% Change
Retail	$164.7	$160.9	2.4%
Institutional investment management	251.8	207.2	21.5
Private client	37.0	5.5	572.7
Total	$453.5	$373.6	21.4%

Analysis of Assets Under Management (1):

(Dollars in billions)	2001				2000
		Institutional				Institutional
		Investment	Private			Investment	Private
	Retail	Mgmt	Client	Total	Retail	Mgmt	Client	Total
Balance at January 1,	$163.3	$253.6	$36.8	$453.7	$155.2	$207.6	$5.5	$368.3
Australia JV	5.4	3.1	-	8.5	-	-	-	-
Sales/new accounts	11.4	6.1	1.9	19.4	16.9	2.8	0.2	19.9
Redemptions/terminations	(8.6)	(3.6)	(1.5)	(13.7)	(9.2)	(1.1)	(0.2)	(10.5)
Net cash management sales	2.0	3.0	-	5.0	2.7	1.5	-	4.2
Cash flow	(0.2)	(0.3)	0.4	(0.1)	(0.3)	(4.1)	-	(4.4)
Market appreciation (depreciation)	(17.4)	(21.6)	(0.6)	(39.6)	7.9	8.7	0.1	16.7
Net change	(7.4)	(13.3)	0.2	(20.5)	18.0	7.8	0.1	25.9
Balance at March 31,	$155.9	$240.3	$37.0	$433.2	$173.2	$215.4	$5.6	$394.2
(1)	Excludes certain non-discretionary relationships. Includes 100% of assets under management of unconsolidated affiliates as follows: $3.3 billion retail assets and $1.1 billion institutional investment management assets at March 31, 2001 and $2.8 billion retail assets and $0.6 billion institutional investment management assets at March 31, 2000. Certain amounts in the 2000 presentation have been reclassified to conform to the 2001 presentation.

Assets under management at March 31, 2001 were $433.2 billion, a decrease of $20.5 billion or 4.5% from December 31, 2000. Retail assets under management at March 31, 2001 were $155.9 billion, a decrease of $7.4 billion or 4.5% from December 31, 2000, due principally to market depreciation of $17.4 billion, offset by new Australia joint venture assets of $5.4 billion, net product and fund sales of $2.8 billion and net cash management product and fund inflows of $2.0 billion. Institutional investment management assets under management at March 31, 2001 were $240.3 billion, a decrease of $13.3 billion or 5.2% from December 31, 2000. This decrease was due to market depreciation of $21.6 billion and net negative cash flows of $0.3 billion, offset by new Australia joint venture assets of $3.1 billion, net product and fund sales and new accounts of $2.5 billion and net institutional cash management product and fund inflows of $3.0 billion. Private client assets under management at March 31, 2001 were $37.0 billion, an increase of $0.2 billion or 0.5% from December 31, 2000.  This increase was due principally to net product and fund sales and new accounts of $0.4 billion and net positive cash flows of $0.4 billion, offset by market depreciation of $0.6 billion.

Assets under management at March 31, 2000 were $394.2 billion, an increase of $25.9 billion or 7.0% from December 31, 1999. Retail assets under management at March 31, 2000 were $173.2 billion, an increase of $18.0 billion or 11.6% from December 31, 1999.This increase was due principally to market appreciation of $7.9 billion, net product and fund sales of $7.7 billion and net cash management product and fund inflows of $2.7 billion, offset by net negative cash flows of $0.3 billion.  Institutional investment management assets under management at March 31, 2000 were $215.4 billion, an increase of $7.8 billion or 3.8% from December 31, 1999. This increase was primarily due to market appreciation of $8.7 billion, net product and fund sales and new accounts of $1.7 billion and net institutional cash management product and fund inflows of $1.5 billion, offset by net negative cash flows of $4.1 billion.  Private client assets under management at March 31, 2000 were $5.6 billion, an increase of $0.1 billion or 1.8% from December 31, 1999. This increase was primarily due to market appreciation of $0.1 billion.

Consolidated Results of Operations

	Three Months Ended
(Dollars in millions)	3/31/01	3/31/00	% Change
Revenues	$742.4	$548.4	35.4%
Expenses	580.4	367.3	58.0
Income before income taxes	162.0	181.1	(10.5)
Income taxes	9.7	10.0	(3.0)
Net income	$152.3	$171.1	(11.0)

Net income	$152.3	$171.1	(11.0)
Amortization of intangible assets	43.1	1.0	4,210.0
Non-recurring item	-	(23.9)	(100.0)
Net operating earnings (1)	$195.4	$148.3	31.8

Base fee earnings	$192.2	$142.6	34.8
Performance fee earnings	3.2	5.7	(43.9)
Net operating earnings (1)	$195.4	$148.3	31.8

Diluted net income per Unit	$0.59	$0.95	(37.9)
Amortization of intangible assets per Unit	0.17	-	N/A
Non-recurring item per Unit	-	(0.13)	(100.0)
Net operating earnings per Unit	$0.76	$0.82	(7.3)

Base fee earnings per Unit	$0.75	$0.79	(5.1)
Performance fee earnings per Unit	0.01	0.03	(66.7)
Net operating earnings per Unit	$0.76	$0.82	(7.3)%

Operating margin (2)	34.1%	39.4%
(1)	Net operating earnings: Net income excluding amortization of intangible assets and non-recurring items.
(2)	Calculated after netting distribution revenues against total expenses.

Net income for the three months ended March 31, 2001 decreased $18.8 million or 11.0% to $152.3 million from net income of $171.1 million for the three months ended March 31, 2000. The decrease was principally due to an increase in operating expenses and amortization of intangible assets, due principally to the Bernstein Acquisition. The decrease was also due to the $22.5 million ($23.9 million pre-tax) impact of a non-recurring item recorded in first quarter 2000 related to the settlement of litigation concerning the Alliance North American Government Income Trust, Inc.

REVENUES

	Three months ended
(Dollars in millions)	3/31/01	3/31/00	% Change
Investment advisory and services fees:
Retail	$241.3	$242.8	(0.6)%
Institutional investment management	169.6	122.7	38.2
Private client	86.9	8.7	898.9
Subtotal	497.8	374.2	33.0
Distribution revenues	140.4	147.2	(4.6)
Institutional research services	64.4	-	N/A
Shareholder servicing fees	22.6	19.4	16.5
Other revenues, net	17.2	7.6	126.3
Total	$742.4	$548.4	35.4%

INVESTMENT ADVISORY AND SERVICES FEES
Investment advisory and services fees, the largest component of the Operating Partnership’s revenues, are generally calculated as a small percentage of the value of assets under management and vary with the type of account managed. Fee income is therefore affected by changes in the amount of assets under management, including market appreciation or depreciation, the addition of new client accounts or client contributions of additional assets to existing accounts, withdrawals of assets from and termination of client accounts, purchases and redemptions of mutual fund shares, and shifts of assets between accounts or products with different fee structures. Investment advisory and services fees include brokerage transaction charges of Sanford C. Bernstein & Co., LLC (“SCB LLC”), a wholly owned subsidiary of the Operating Partnership, for substantially all private client transactions and certain institutional investment management client transactions. Investment advisory and services fees for the three months ended March 31, 2001 increased 33.0% from first quarter 2000.

Certain investment advisory contracts provide for a performance fee, in addition to or in lieu of a base fee, that is calculated as either a percentage of absolute investment results or a percentage of investment results in excess of a stated benchmark over a specified period of time.  Performance fees are recorded as revenue at the end of the measurement period and will generally be higher in favorable markets and lower in unfavorable markets, which may increase the volatility of the Operating Partnership’s revenues and earnings. Performance fees aggregated $4.4 million for the three months ended March 31, 2001. The $3.7 million, or 45.7%, decrease in performance fees from $8.1 million in the first quarter of 2000 was primarily related to reduced capital markets which provided lower absolute and relative investment returns.

Retail investment advisory and services fees for the three months ended March 31, 2001 decreased by $1.5 million or 0.6% from the three months ended March 31, 2000 primarily as a result of market depreciation and a shift in assets to lower fee cash management products, offset by a $0.1 million increase in performance fees.

Institutional investment management investment advisory and services fees for the three months ended March 31, 2001 increased by $46.9 million or 38.2% from the three months ended March 31, 2000 due primarily to a 21.5% increase in average assets under management, primarily as a result of the Bernstein Acquisition, offset by market depreciation and a decrease in performance fees of $3.7 million.

Private client investment advisory and services fees for the three months ended March 31, 2001 increased by $78.2 million or 898.9% from the three months ended March 31, 2000 due primarily to a 572.7% increase in average assets under management, primarily as a result of the Bernstein Acquisition, offset by a $0.1 million decrease in performance fees.

DISTRIBUTION REVENUES
The Operating Partnership’s subsidiary, Alliance Fund Distributors, Inc. (“AFD”), acts as distributor of the Alliance Mutual Funds and receives distribution plan fees from those funds in reimbursement of distribution expenses it incurs. Distribution revenues for the three months ended March 31, 2001 decreased 4.6% from the three months ended March 31, 2000 principally due to lower average mutual fund assets under management attributable to market depreciation.

INSTITUTIONAL RESEARCH SERVICES
Institutional research services revenue consists of brokerage transaction charges and underwriting syndicate revenues related to services provided to certain institutional investors by SCB LLC.  Brokerage transaction charges earned and related expenses are recorded on a trade date basis.  Syndicate participation and underwriting revenues include gains, losses and fees, net of syndicate expenses, arising from securities offerings in which SCB LLC acts as an underwriter or agent.  Syndicate participation and underwriting revenues are recorded on the offering date. Revenues from institutional research services for three months ended March 31, 2001 were $64.4 million. There were no revenues from institutional research services for the three months ended March 31, 2000.

SHAREHOLDER SERVICING FEES
The Operating Partnership’s subsidiaries, Alliance Global Investor Services, Inc. and ACM Global Investor Services S.A., provide transfer agency services to the Alliance Mutual Funds. Shareholder servicing fees for the three months ended March 31, 2001 increased 16.5% from the three months ended March 31, 2000 as a result of increases in the number of mutual fund shareholder accounts serviced. The number of shareholder accounts serviced increased to approximately 6.7 million as of March 31, 2001 compared to approximately 5.8 million as of March 31, 2000.

OTHER REVENUES, NET
Other revenues, net consist principally of administration and recordkeeping services provided to the Alliance Mutual Funds and the General Accounts of The Equitable Life Assurance Society of the United States (“ELAS”), a wholly owned subsidiary of AXA Financial, and its insurance subsidiary.  Investment income and changes in value of other investments are also included. Subsequent to the Bernstein Acquisition, other revenues, net also includes net interest income earned on securities loaned to and borrowed from brokers and dealers. Other revenues, net for the three months ended March 31, 2001 increased 126.3% from the three months ended March 31, 2000 primarily as a result of higher net interest income earned on securities loaned to and borrowed from brokers and dealers.

EXPENSES

	Three months ended
(Dollars in millions)	3/31/01	3/31/00	% Change
Employee compensation and benefits	$220.1	$128.6	71.2%
Promotion and servicing	229.1	198.6	15.4
General and administrative	75.5	48.9	54.4
Interest	12.6	14.1	(10.6)
Amortization of intangible assets	43.1	1.0	4,210.0
Non-recurring item	-	(23.9)	(100.0)
Total	$580.4	$367.3	58.0%

EMPLOYEE COMPENSATION AND BENEFITS
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

Employee compensation and benefits for the three months ended March 31, 2001 increased 71.2% from the three months ended March 31, 2000 primarily as a result of increased base compensation, incentive compensation and commissions. These increases were primarily a result of to the Bernstein Acquisition and the related increase in the number of employees. The Operating Partnership had 4,425 employees at March 31, 2001 compared to 2,438 at March 31, 2000.

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

Promotion and servicing expenses for the three months ended March 31, 2001 increased 15.4% from the three months ended March 31, 2000 primarily due to increased distribution plan payments resulting from higher average  assets under management. An increase of $7.6 million in amortization of deferred sales commissions for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000 also contributed to the increase in promotion and servicing expense. Other promotion and servicing expenses increased primarily as a result of higher travel and entertainment costs and higher promotional expenditures incurred in connection with mutual fund sales initiatives.

GENERAL AND ADMINISTRATIVE
General and administrative expenses are costs related to operations, including technology, professional fees, occupancy, communications, equipment and similar expenses. General and administrative expenses for the three months ended March 31, 2001 increased 54.4% from the three months ended March 31, 2000 principally as a result of the Bernstein Acquisition and related occupancy and technology expenses.

INTEREST
Interest expense is incurred on the Operating Partnership’s borrowings and on deferred compensation owed to employees.  Interest expense for the three months ended March 31, 2001 decreased from the three months ended March 31, 2000 primarily as a result of lower expenses incurred on deferred compensation liabilities offset partially by higher debt.

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

Income tax expense of $9.7 million for the three months ended March 31, 2001 decreased $0.2 million from the three months ended March 31, 2000 primarily as a result of lower pre-tax income.

CAPITAL RESOURCES AND LIQUIDITY

Partners’ capital of the Operating Partnership was $4,074.4 million at March 31, 2001, a decrease of $59.3 million or 1.4% from $4,133.7 million at December 31, 2000. The decrease is primarily due to cash distributions in respect of the Operating Partnership’s Available Cash Flow (as defined in the Alliance Capital Partnership Agreement) for the fourth quarter of 2000 paid in the first quarter of 2001.

Cash flow from operations, proceeds from borrowings and proceeds from the issuance of Operating Partnership Units to AXA Financial and its subsidiaries have been the Operating Partnership’s principal sources of working capital.

The Operating Partnership’s cash and cash equivalents decreased $18.2 million during the three months ended March 31, 2001. Cash inflows for the first three months included $329.0 million from operations and net proceeds from sales of investments of $4.6 million. Cash outflows included cash distributions of $214.8 million, net repayment of borrowings of $120.4 million and capital expenditures of $15.3 million.

The Operating Partnership's mutual fund distribution system (the “System”) includes a multi-class share structure. The System permits the Operating Partnership’s open-end mutual funds to offer investors various options for the purchase of mutual fund shares, including the purchase of Front-End Load Shares and Back-End Load Shares. The Front-End Load Shares are subject to a conventional front-end sales charge paid by investors to AFD at the time of sale. AFD in turn compensates the financial intermediaries distributing the funds from the front-end sales charge paid by investors. For Back-End Load Shares, investors do not pay a front-end sales charge although, if there are redemptions before the expiration of the minimum holding period (which ranges from one year to four years), investors pay a contingent deferred sales charge (“CDSC”) to AFD. While AFD is obligated to compensate the financial intermediaries at the time of the purchase of Back-End Load Shares, it receives higher ongoing distribution fees from the funds. Payments made to financial intermediaries in connection with the sale of Back-End Load Shares under the System, net of CDSC received, reduced cash flow from operations by approximately $45.7 million for the three months ended March 31, 2001. Management believes AFD will recover the payments made to financial intermediaries for the sale of Back-End Load Shares from the higher distribution fees and CDSC it receives over periods not exceeding 5 1/2 years.

During 1998, Alliance Holding increased its commercial paper program to $425 million and entered into a $425 million five-year revolving credit facility with a group of commercial banks.  Under the credit facility, the interest rate, at the option of the borrower, is a floating rate generally based upon a defined prime rate, a rate related to the London Interbank Offered Rate (LIBOR) or the Federal Funds rate. A facility fee is payable on the total facility. Borrowings under the credit facility and the commercial paper program may not exceed $425 million in the aggregate. In October 1999, Alliance Holding reorganized by transferring its business and assets to Alliance Capital, a newly formed operating partnership, in exchange for all of the Alliance Capital Units (“Reorganization”). In connection with the Reorganization, the Operating Partnership assumed Alliance Holding’s rights and obligations under the five-year revolving credit facility and the commercial paper program. The revolving credit facility will be used to provide back-up liquidity for the Operating Partnership's commercial paper program, to fund commission payments to financial intermediaries for the sale of Back-End Load Shares under the Operating Partnership's mutual fund distribution system, and for general working capital purposes.

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

At March 31, 2001, the Operating Partnership had $423.2 million of commercial paper and ECNs outstanding, borrowings under the revolving credit facilities of $242.0 million and $6.0 million in notes related to an acquisition in 1998.

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

CASH DISTRIBUTIONS

The Operating Partnership is required to distribute all of its Available Cash Flow to the General Partner and Alliance Capital Unitholders.  The Available Cash Flow of the Operating Partnership for the three months ended March 31, 2001 and 2000, respectively, was as follows:

	Three months ended
	3/31/01	3/31/00
Available Cash Flow (in thousands)	$187,639	$142,173
Distribution per unit	$0.75	$0.815

SUBSEQUENT EVENT

On April 25, 2001, an amended class action complaint (“amended complaint”) entitled Miller v. Mitchell Hutchins Assets Management, Inc., No. 01-192-DRH, was filed in federal district court in the Southern District of Illinois against Alliance Capital, AFD, and other defendants alleging violations of the federal Investment Company Act of 1940, as amended (“ICA”), and breaches of common law fiduciary duty.

The allegations in the amended complaint concern six mutual funds with which Alliance Capital has investment advisory agreements, including the Alliance Premier Growth Fund, Alliance Health Care Fund, Alliance Growth Fund, Alliance Quasar Fund, Alliance Fund, and Alliance Disciplined Value Fund. The principal allegations of the amended complaint are that (i) certain advisory agreements concerning these funds were negotiated, approved, and executed in violation of the ICA, in particular because certain directors of these funds should be deemed interested under the ICA; (ii) the distribution plans for these funds were negotiated, approved, and executed in violation of the ICA; and (iii) the advisory fees and distribution fees paid to Alliance Capital and AFD, respectively, are excessive and, therefore, constitute a breach of fiduciary duty.

Alliance Capital and AFD believe that plaintiff’s allegations are without merit and intend to vigorously defend against these allegations.

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

Part II

OTHER INFORMATION

Item 1. Legal Proceedings

Alliance Capital Management L.P. (“Alliance Capital”) and Alliance Capital Management Holding L.P. (“Alliance Holding”) are involved in various inquiries, administrative proceedings and litigation, some of which allege substantial damages. While any proceeding or litigation has the element of uncertainty, Alliance Capital and Alliance Holding believe that the outcome of any lawsuit or claim that is pending or threatened, or all of them combined, will not have a material adverse effect on Alliance Capital’s or Alliance Holding’s results of operations or financial condition.

On April 25, 2001, an amended class action complaint (“amended complaint”) entitled Miller v. Mitchell Hutchins Assets Management, Inc., No. 01-192-DRH, was filed in federal district court in the Southern District of Illinois against Alliance Capital, Alliance Fund Distributors, Inc. (“AFD”), and other defendants alleging violations of the federal Investment Company Act of 1940, as amended (“ICA”), and breaches of common law fiduciary duty.

The allegations in the amended complaint concern six mutual funds with which Alliance Capital has investment advisory agreements, including the Alliance Premier Growth Fund, Alliance Health Care Fund, Alliance Growth Fund, Alliance Quasar Fund, Alliance Fund, and Alliance Disciplined Value Fund. The principal allegations of the amended complaint are that (i) certain advisory agreements concerning these funds were negotiated, approved, and executed in violation of the ICA, in particular because certain directors of these funds should be deemed interested under the ICA; (ii) the distribution plans for these funds were negotiated, approved, and executed in violation of the ICA; and (iii) the advisory fees and distribution fees paid to Alliance Capital and AFD, respectively, are excessive and, therefore, constitute a breach of fiduciary duty.

Alliance Capital and AFD believe that plaintiff’s allegations are without merit and intend to vigorously defend against these allegations.

Item 2. Changes in Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8–K

(a)        Exhibits

15        Independent Accountants’ Review Report

             (b)        Reports on Form 8-K

Each of Alliance Capital and Alliance Holding on January 9, 2001 filed a Current Report on Form 8-K with respect to a press release they released on January 9, 2001.

Each of Alliance Capital and Alliance Holding on January 18, 2001 filed a Current Report on Form 8-K with respect to a letter to Unitholders distributed on January 18, 2001.

Each of Alliance Capital and Alliance Holding on February 7, 2001 filed a Current Report on Form 8-K with respect to their Fourth Quarter 2000 Review dated February 2, 2001.

Each of Alliance Capital and Alliance Holding on May 3, 2001 filed a Current Report on Form 8-K with respect to their First Quarter 2001 Review dated April 30, 2001.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIANCE CAPITAL MANAGEMENT L.P.

Dated: May 14, 2001	By:	Alliance Capital Management
Corporation, its General Partner

	By:	/s/ Robert H. Joseph, Jr.
Robert H. Joseph, Jr.
Senior Vice President &
Chief Financial Officer