Form 10-Q
period 2001-06-30
ALLIANCE CAPITAL MANAGEMENT L P
filed 2001-08-02
CIK 1109448

FORM 10–Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                         June 30, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                       to

Commission File No.               000-29961

ALLIANCE CAPITAL MANAGEMENT L.P.

(Exact name of registrant as specified in its charter)

Delaware	13–4064930

(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1345 Avenue of the Americas, New York, NY 10105

(Address of principal executive offices)
(Zip Code)

(212) 969–1000

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

247,913,190 Units of limited partnership interests in Alliance Capital Management L.P. were outstanding as of June 30, 2001.

ALLIANCE CAPITAL MANAGEMENT L.P.

Index to Form 10–Q

Part I
FINANCIAL INFORMATION

Part I

FINANCIAL INFORMATION

Item 1.  Financial Statements

ALLIANCE CAPITAL MANAGEMENT L.P.
Condensed Consolidated Statements of Financial Condition

(in thousands)

ASSETS	6/30/01	12/31/00

	(unaudited)
Cash and cash equivalents	$211,563	$216,251
Cash and securities segregated, at market (cost of $1,084,517 and $1,289,120, respectively)	1,102,149	1,306,334
Receivables:
Brokers and dealers	1,174,999	1,316,694
Brokerage clients	188,437	187,945
Fees	303,225	401,609
Investments, available-for-sale	292,037	340,318
Furniture, equipment and leasehold improvements, net	221,702	199,699
Intangible assets, net	3,344,440	3,430,708
Deferred sales commissions, net	689,948	715,692
Other investments	51,889	52,925
Other assets	91,978	102,587

Total assets	$7,672,367	$8,270,762

LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
Payables:
Brokers and dealers	$829,525	$882,576
Brokerage clients	1,357,821	1,636,869
Alliance Mutual Funds	221,741	279,249
Accounts payable and accrued expenses	170,177	238,640
Accrued compensation and benefits	418,039	313,426
Debt	613,365	782,232
Minority interests in consolidated subsidiaries	6,801	4,093

Total liabilities	3,617,469	4,137,085

Partners' capital	4,054,898	4,133,677

Total liabilities and partners' capital	$7,672,367	$8,270,762

See accompanying notes to condensed consolidated financial statements.

ALLIANCE CAPITAL MANAGEMENT L.P.
Condensed Consolidated Statements of Income

(unaudited)
(in thousands, except per Unit amounts)

	Three Months Ended		Six Months Ended

	6/30/01	6/30/00	6/30/01	6/30/00

Revenues:
Investment advisory and services fees	$506,826	$377,641	$1,004,633	$751,831
Distribution revenues	138,320	155,438	278,697	302,678
Institutional research services	71,205	-	135,611	-
Shareholder servicing fees	24,544	21,622	47,209	40,980
Other revenues, net	19,271	10,236	36,453	17,854

	760,166	564,937	1,502,603	1,113,343

Expenses:
Employee compensation and benefits	227,182	131,444	447,315	260,089
Promotion and servicing:
Distribution plan payments	124,088	119,304	248,171	235,809
Amortization of deferred sales commissions	57,896	53,184	116,204	103,886
Other	48,889	36,794	95,616	68,138
General and administrative	79,424	50,175	154,893	99,029
Interest	8,576	10,268	21,165	24,390
Amortization of intangible assets	43,133	981	86,267	1,956
Non-recurring item	-	-	-	(23,853)

	589,188	402,150	1,169,631	769,444

Income before income taxes	170,978	162,787	332,972	343,899
Income taxes	10,259	8,952	19,979	18,914

Net income	$160,719	$153,835	$312,993	$324,985

Net income per Unit:
Basic	$0.64	$0.87	$1.25	$1.86

Diluted	$0.63	$0.83	$1.22	$1.78

See accompanying notes to condensed consolidated financial statements.

ALLIANCE CAPITAL MANAGEMENT L.P.
Condensed Consolidated Statements of
Changes in Partners' Capital
and Comprehensive Income

(unaudited)
(in thousands)

	Three Months Ended		Six Months Ended

	6/30/01	6/30/00	6/30/01	6/30/00

Partners' capital - beginning of period	$4,074,399	$530,452	$4,133,677	$552,667
Comprehensive income:
Net income	160,719	153,835	312,993	324,985
Unrealized gain (loss) on investments, net	438	140	(728)	227
Foreign currency translation adjustment, net	(976)	(536)	(2,764)	(607)

Comprehensive income	160,181	153,439	309,501	324,605

Capital contributions from General Partner	118	90	236	180
Cash distributions to partners	(187,631)	(142,173)	(402,474)	(300,378)
Purchase of Alliance Holding Units to fund
deferred compensation plans	(579)	-	(9,206)	(47,635)
Amortization of deferred compensation expense	5,558	2,631	11,631	6,371
Proceeds from issuance of Alliance Capital Units to ELAS
and AXA Financial	-	1,600,000	-	1,629,525
Purchase of Alliance Capital Units from Alliance Holding	-	-	-	(28,042)
Proceeds from options for Alliance Holding Units exercised	2,852	3,719	11,533	10,865

Partners' capital - end of period	$4,054,898	$2,148,158	$4,054,898	$2,148,158

See accompanying notes to condensed consolidated financial statements.

ALLIANCE CAPITAL MANAGEMENT L.P.
Condensed Consolidated Statements of Cash Flows

(unaudited)
(in thousands)

	Six Months Ended

	6/30/01	6/30/00

Cash flows from operating activities:
Net income	$312,993	$324,985
Adjustments to reconcile net income to net cash provided from operating activities:
Amortization and depreciation	222,732	124,703
Non-recurring item	-	(23,853)
Other, net	33,502	20,895
Changes in assets and liabilities:
Decrease in segregated cash and securities	204,185	-
Decrease in receivable from brokers and dealers	141,656	52,825
(Increase) in receivable from brokerage clients	(492)	-
Decrease in fees receivables	97,760	46,996
(Increase) in deferred sales commissions	(90,462)	(188,464)
Decrease (increase) in other investments	(168)	(2,800)
Decrease (increase) in other assets	9,824	(5,492)
(Decrease) in payable to Alliance Mutual Funds	(57,434)	(67,365)
(Decrease) increase in payable to brokers and dealers	(52,851)	11,856
(Decrease) in payable to brokerage clients	(279,048)	-
(Decrease) in accounts payable and accrued expenses	(63,097)	(7,559)
Increase in accrued compensation and benefits, less deferred compensation	96,545	95,833

Net cash provided from operating activities	575,645	382,560

Cash flows from investing activities:
Purchase of investments	(1,044,986)	(688,379)
Proceeds from sale of investments	1,092,135	634,594
Additions to furniture, equipment and leasehold improvements, net	(42,126)	(23,747)

Net cash provided from (used in) investing activities	5,023	(77,532)

Cash flows from financing activities:
Proceeds from issuance of debt	11,842,469	4,224,887
Repayment of debt	(12,025,507)	(4,359,979)
Cash distributions to partners	(402,474)	(300,378)
Proceeds from issuance of Alliance Capital Units to ELAS and AXA Financial	-	1,629,525
Purchase of Alliance Capital Units from Alliance Holding	-	(28,042)
Capital contributions from General Partner	236	180
Proceeds from options for Alliance Holding Units exercised	11,533	10,865
Purchase of Alliance Holding Units to fund deferred compensation plans	(9,206)	(47,635)

Net cash provided from (used in) financing activities	(582,949)	1,129,423

Effect of exchange rate changes on cash and cash equivalents	(2,407)	(708)

Net increase (decrease) in cash and cash equivalents	(4,688)	1,433,743
Cash and cash equivalents at beginning of period	216,251	80,185

Cash and cash equivalents at end of period	$211,563	$1,513,928

See accompanying notes to condensed consolidated financial statements.

ALLIANCE CAPITAL MANAGEMENT L.P.
Notes to Condensed Consolidated Financial Statements
June 30, 2001

(unaudited)

1.          Organization and Bernstein Acquisition

Alliance Capital Management Corporation (“ACMC”), an indirect wholly-owned subsidiary of AXA Financial, Inc. (“AXA Financial”), is the general partner of both Alliance Capital Management Holding L.P. (“Alliance Holding”) and Alliance Capital Management L.P. (“Alliance Capital” or the “Operating Partnership”).  AXA Financial is an indirect wholly-owned subsidiary of AXA, a French company, that is a holding company for an international group of insurance and related financial services companies.  Alliance Capital is a registered investment adviser under the Investment Advisers Act of 1940. Alliance Holding Units are publicly traded on the New York Stock Exchange while Alliance Capital Units do not trade publicly and are subject to significant restrictions on transfer.

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

At June 30, 2001, Alliance Holding owned approximately 74.1 million, or 29.9%, of the issued and outstanding Alliance Capital Units. ACMC owns 100,000 general partnership Units in Alliance Holding and a 1% general partnership interest in the Operating Partnership. At June 30, 2001, AXA Financial was the beneficial owner of approximately 2.1% of the outstanding Alliance Holding Units and approximately 51.8% of the outstanding Alliance Capital Units which, including the general partnership interests in the Operating Partnership and Alliance Holding, represents an economic interest of approximately 52.9% in the Operating Partnership.  At June 30, 2001, SCB Partners, Inc., a wholly-owned subsidiary of SCB Inc., was the beneficial owner of approximately 16.5% of the outstanding Alliance Capital Units.

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

3.          Summary of Significant Accounting Policies

Basis of Presentation

The unaudited interim condensed consolidated financial statements of the Operating Partnership included herein have been prepared in accordance with the instructions to Form 10–Q pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of (a) the Operating Partnership’s financial position at June 30, 2001, (b) the Operating Partnership’s results of operations for the three months and six months ended June 30, 2001 and 2000, respectively, and (c) the Operating Partnership’s  cash flows for the six months ended June 30, 2001 and 2000, respectively, have been made.

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

Deferred Sales Commissions

Sales commissions paid to financial intermediaries in connection with the sale of shares of open-end Alliance Mutual Funds sold without a front-end sales charge are capitalized and amortized over periods not exceeding five and one-half years, the periods of time during which deferred sales commissions are expected to be recovered from distribution plan payments received from those funds and from contingent deferred sales charges received from shareholders of those funds upon the redemption of their shares. Contingent deferred sales charges reduce unamortized deferred sales commissions when received.

Revenue Recognition

Investment advisory and services base fees are recorded as revenue as the related services are performed. Certain investment advisory contracts provide for a performance fee, in addition to or in lieu of a base fee, that is calculated as either a percentage of absolute investment results or a percentage of investment results in excess of a stated benchmark over a specified period of time. Performance fees are recorded as revenue at the end of the measurement period. Investment advisory and services fees include brokerage transaction charges of Sanford C. Bernstein & Co., LLC (“SCB LLC”), a wholly-owned subsidiary of the Operating Partnership, for substantially all private client transactions and certain institutional investment management client transactions. Distribution revenues and shareholder servicing fees are accrued as earned.

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

4.          Cash and Securities Segregated Under Federal Regulations and Other Requirements

At June 30, 2001, $1,102,060,000 in United States Treasury Bills was segregated in a special reserve bank custody account for the exclusive benefit of customers under rule 15c3-3 of the Securities and Exchange Commission (“SEC”).

5.          Net Income Per Unit

Basic net income per Unit is derived by reducing net income for the 1% General Partner interest and dividing the remaining 99% by the weighted average number of Units outstanding. Diluted net income per Unit is derived by reducing net income for the 1% General Partner interest and dividing the remaining 99% by the total of the weighted average number of Units outstanding and the dilutive Unit equivalents resulting from outstanding employee options (in thousands, except per Unit amounts):

	Three Months Ended		Six Months Ended

	6/30/01	6/30/00	6/30/01	6/30/00

Net income	$160,719	$153,835	$312,993	$324,985

Weighted average Units outstanding – Basic	247,809	175,133	247,631	173,246
Dilutive effect of employee options	5,965	7,997	6,173	7,697

Weighted average Units outstanding-Diluted	253,774	183,130	253,804	180,943

Basic net income per Unit	$0.64	$0.87	$1.25	$1.86

Diluted net income per Unit	$0.63	$0.83	$1.22	$1.78

6.          Commitments and Contingencies

On April 25, 2001, an amended class action complaint (“amended Miller Complaint”) entitled Miller, et al. v. Mitchell Hutchins Asset Management, Inc., et al., was filed in federal district court in the Southern District of Illinois against Alliance Capital, Alliance Fund Distributors, Inc. (“AFD”), and other defendants alleging violations of the federal Investment Company Act of 1940, as amended (“ICA”) and breaches of common law fiduciary duty.

The allegations in the amended Miller Complaint concern six mutual funds with which Alliance Capital has investment advisory agreements, including Alliance Premier Growth Fund, Alliance Health Care Fund, Alliance Growth Fund, Alliance Quasar Fund, Alliance Fund, and Alliance Disciplined Value Fund. The principal allegations of the amended complaint are that (i) certain advisory agreements concerning these funds were negotiated, approved, and executed in violation of the ICA, in particular because certain directors of these funds should be deemed interested under the ICA; (ii) the distribution plans for these funds were negotiated, approved, and executed in violation of the ICA; and (iii) the advisory fees and distribution fees paid to Alliance Capital and AFD, respectively, are excessive and, therefore, constitute a breach of fiduciary duty.

Alliance Capital and AFD believe that plaintiffs’ allegations are without merit and intend to vigorously defend against these allegations. At the present time, management of Alliance Capital and AFD are unable to estimate the impact, if any, that the outcome of this action may have on Alliance Capital’s results of operations or financial condition.

On June 22, 2001, an amended class action complaint (“amended Nelson Complaint”) entitled Nelson, et al. v. AIM Advisors, Inc., et al., was filed in federal district court in the Southern District of Illinois against Alliance Capital, AFD, and numerous other defendants in the mutual fund industry alleging violations of the ICA and breaches of common law fiduciary duty.

The allegations in the amended Nelson Complaint concern three mutual funds with which Alliance Capital has investment advisory agreements, including Alliance Premier Growth Fund, Alliance Growth Fund and Alliance Quasar Fund.  The principal allegations of the amended complaint are that (i) certain advisory agreements concerning these funds were negotiated, approved, and executed in violation of the ICA, in particular because certain directors of these funds should be deemed interested under the ICA;  (ii) the distribution plans for these funds were negotiated, approved, and executed in violation of the ICA; and (iii) the advisory and distribution fees paid to Alliance Capital and AFD, respectively, are excessive and, therefore, constitute a breach of fiduciary duty.

Alliance Capital and AFD believe that plaintiffs’ allegations are without merit and intend to vigorously defend against these allegations.  At the present time, management of Alliance Capital and AFD are unable to estimate the impact, if any, that the outcome of this action may have on Alliance Capital’s results of operations or financial condition.

Alliance Capital and Alliance Holding are involved in various other inquiries, administrative proceedings and litigation, some of which allege substantial damages.  While any proceeding or litigation has the element of uncertainty, Alliance Capital and Alliance Holding believe that the outcome of any one of the other lawsuits or claims that is pending or threatened, or all of them combined, will not have a material adverse effect on Alliance Capital’s or Alliance Holding’s results of operations or financial condition.

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

8.          Supplemental Cash Flow Information

Cash payments for interest and income taxes were as follows (in thousands):

	Three Months Ended		Six Months Ended

	6/30/01	6/30/00	6/30/01	6/30/00

Interest	$6,918	$5,309	$20,011	$12,375
Income taxes	18,109	7,976	27,501	21,419

9.          Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, (“SFAS 133”) “Accounting for Derivative Instruments and Hedging Activities”. Management adopted this Statement on January 1, 2001 and the adoption of the Statement did not have a material effect on the Operating Partnership’s results of operations, liquidity, or capital resources.

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, (“SFAS 141”) “Business Combinations” and Statement of Financial Accounting Standards No. 142, “(SFAS 142”) “Goodwill and Other Intangible Assets”.  Under SFAS 141, which has been adopted by the Operating Partnership, the purchase method of accounting is required to be used for all business combinations initiated after June 30, 2001.  The adoption of SFAS 141 did not impact materially the Operating Partnership’s results of operations, liquidity, or capital resources.

 SFAS 142 changes the accounting for goodwill from an amortization method to an impairment approach.  Thus, amortization of goodwill, including goodwill recorded in connection with past business combinations, will cease upon adoption of that Statement.  However, SFAS 142 requires that goodwill be tested periodically for impairment.  Management intends to adopt SFAS 142 on January 1, 2002.   The impact of the adoption of SFAS 142 on the Operating Partnership’s results of operations, liquidity, or capital resources has not yet been determined.

10.        Cash Distribution

On July 26, 2001, the General Partner declared a distribution of $195,326,000 or $0.78 per Alliance Capital Unit representing a distribution from Available Cash Flow (as defined in the Alliance Capital Partnership Agreement) of the Operating Partnership for the three months ended June 30, 2001. The distribution is payable on August 16, 2001 to holders of record on August 6, 2001.

11.        Non–Recurring Item

As a result of the Stipulation and Agreement of Settlement entered into in respect of In re Alliance North American Government Income Trust, Inc. Securities Litigation, Alliance Capital recorded a non-cash gain of $22.5 million ($23.9 million pre-tax) for the three months ended March 31, 2000.

Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Organization and Bernstein Acquisition

Alliance Capital Management Corporation (“ACMC”), an indirect wholly-owned subsidiary of AXA Financial, Inc. (“AXA Financial”), is the general partner of both Alliance Capital Management Holding L.P. (“Alliance Holding”) and Alliance Capital Management L.P. (“Alliance Capital” or the “Operating Partnership”). AXA Financial is an indirect wholly-owned subsidiary of AXA, a French company, that is a holding company for an international group of insurance and related financial services companies.  Alliance Capital is a registered investment adviser under the Investment Advisers Act of 1940. Alliance Holding Units are publicly traded on the New York Stock Exchange while Alliance Capital Units do not trade publicly and are subject to significant restrictions on transfer.

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

At June 30, 2001, Alliance Holding owned approximately 74.1 million, or 29.9%, of the issued and outstanding Alliance Capital Units. ACMC owns 100,000 general partnership Units in Alliance Holding and a 1% general partnership interest in the Operating Partnership. At June 30, 2001, AXA Financial was the beneficial owner of approximately 2.1% of the outstanding Alliance Holding Units and approximately 51.8% of the outstanding Alliance Capital Units which, including the general partnership interests in the Operating Partnership and Alliance Holding, represents an economic interest of approximately 52.9% in the Operating Partnership. At June 30, 2001, SCB Partners Inc., a wholly-owned subsidiary of SCB Inc., was the beneficial owner of approximately 16.5% of the outstanding Alliance Capital Units.

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

General

The Operating Partnership’s revenues are largely dependent on the total value and composition of assets under its management. Assets under management were $465.4 billion at June 30, 2001, an increase of 20.0% from June 30, 2000 primarily as a result of the Bernstein Acquisition, which added $85.8 billion at October 2, 2000, and net asset inflows, offset by market depreciation. Active equity and balanced account assets under management, which comprise approximately 62.5% of total assets under management, were 20.9% higher. Active fixed income assets under management, including cash management products, which comprise approximately 30.3% of total assets under management, increased by 27.3%.

Assets Under Management (1):
(Dollars in billions)	6/30/01	6/30/00	$ Change	% Change

Retail	$163.1	$170.2	$(7.1)	(4.2%)
Institutional investment management	263.6	212.5	51.1	24.0
Private client	38.7	5.1	33.6	658.8

Total	$465.4	$387.8	$77.6	20.0%

Assets Under Management by Investment Orientation (1):
(Dollars in billions)	6/30/01	6/30/00	$ Change	% Change

Active equity & balanced - Growth
Domestic	$151.4	$197.1	$(45.7)	(23.2%)
Global & international	43.4	31.4	12.0	38.2
Active equity & balanced - Value
Domestic	76.5	12.0	64.5	537.5
Global & international	19.7	0.2	19.5	9,750.0

Total active equity & balanced	291.0	240.7	50.3	20.9
Active fixed income
Domestic	114.0	97.7	16.3	16.7
Global & international	27.3	13.2	14.1	106.8
Passive
Domestic	28.3	30.0	(1.7)	(5.7)
Global & international	4.8	6.2	(1.4)	(22.6)

Total	$465.4	$387.8	$77.6	20.0%

Average Assets Under Management (1), (2):
	Three months ended			Six months ended

(Dollars in billions)	6/30/01	6/30/00	% Change	6/30/01	6/30/00	% Change

Retail	$162.1	$169.8	(4.5%)	$164.5	$163.9	0.4%
Institutional investment management	254.7	211.7	20.3	255.1	208.9	22.1
Private client	38.1	5.3	618.9	37.6	5.3	609.4

Total	$454.9	$386.8	17.6%	$457.2	$378.1	20.9%

Analysis of Assets Under Management - 3 Month Periods (1):
(Dollars in billions)	2001				2000

		Institutional				Institutional
		Investment	Private			Investment	Private
	Retail	Mgmt	Client	Total	Retail	Mgmt	Client	Total

Balance at April 1,	$155.9	$240.3	$37.0	$433.2	$173.2	$215.4	$5.6	$394.2

Sales/new accounts	11.2	17.7	2.2	31.1	19.1	4.3	0.1	23.5
Redemptions/terminations	(8.0)	(1.6)	(1.9)	(11.5)	(12.1)	(2.1)	(0.4)	(14.6)
Net cash management sales	(1.3)	(1.1)	0.3	2.1	(4.8)	(0.8)	-	(5.6)
Cash flow/Unreinvested div.	(0.2)	0.1	(0.2)	(0.3)	(0.2)	1.1	-	0.9

Net asset inflows (outflows)	1.7	15.1	0.4	17.2	2.0	2.5	(0.3)	4.2
Discontinued affiliated JV companies	(0.9)	(0.3)	-	(1.2)	-	-	-	-
Transfer	0.8	(0.8)	-	-	-	-	-	-
Market appreciation (depreciation)	5.6	9.3	1.3	16.2	(5.0)	(5.4)	(0.2)	(10.6)

Net change	7.2	23.3	1.7	32.2	(3.0)	2.9	(0.5)	(6.4)

Balance at June 30,	$163.1	$263.6	$38.7	$465.4	$170.2	$212.5	$5.1	$387.8

Analysis of Assets Under Management - 6 Month Periods (1):
(Dollars in billions)	2001				2000

		Institutional				Institutional
		Investment	Private			Investment	Private
	Retail	Mgmt	Client	Total	Retail	Mgmt	Client	Total

Balance at January 1,	$163.3	$253.6	$36.8	$453.7	$155.2	$207.6	$5.5	$368.3

Sales/new accounts	23.4	23.8	4.1	51.3	39.5	7.2	0.2	46.9
Redemptions/terminations	(16.9)	(5.2)	(3.3)	(25.4)	(25.0)	(3.3)	(0.5)	(28.8)
Net cash management sales	0.7	1.8	0.3	2.8	(2.1)	0.6	-	(1.5)
Cash flow/Unreinvested div.	(0.4)	(0.2)	0.2	(0.4)	(0.4)	(2.9)	-	(3.3)

Net asset inflows (outflows)	6.8	20.2	1.3	28.3	12.0	1.6	(0.3)	13.3
Australia JV company	5.4	3.1	-	8.5	-	-	-	-
Discontinued affiliated JV companies	(0.9)	(0.3)	-	(1.2)	-	-	-	-
Transfer	0.8	(0.8)	-	-	-	-	-	-
Market appreciation (depreciation)	(12.3)	(12.2)	.6	(23.9)	3.0	3.3	(0.1)	6.2

Net change	(0.2)	10.0	1.9	11.7	15.0	4.9	(0.4)	19.5

Balance at June 30,	$163.1	$263.6	$38.7	$465.4	$170.2	$212.5	$5.1	$387.8

(1) Excludes certain non-discretionary relationships. Includes 100% of assets under management of unconsolidated affiliates as follows: $2.5 billion retail assets and $0.9 billion institutional investment management assets at June 30, 2001 and $2.5 billion retail assets and $0.9 billion institutional investment management assets at June 30, 2000.  Certain amounts in the 2000 presentation have been reclassified to conform to the 2001 presentation.
(2) Average monthly assets under management.

Assets under management at June 30, 2001 were $465.4 billion, an increase of $32.2 billion or 7.4% from March 31, 2001 and an increase of $11.7 billion or 2.6% from December 31, 2000.

Retail assets under management at June 30, 2001 were $163.1 billion, an increase of $7.2 billion or 4.6% from March 31, 2001 and a decrease of $0.2 billion or 0.1% from December 31, 2000.  The increase for the second quarter was primarily due to market appreciation of $5.6 billion and net asset inflows of $1.7 billion.   The decrease for the six months ended June 30, 2001 was primarily due to market depreciation of 12.3 billion, offset by net asset inflows of $6.8 billion and assets from the new Australia joint venture company established during February 2001.

Institutional investment management assets under management at June 30, 2001 were $263.6 billion, an increase of $23.3 billion or 9.7% from March 31, 2001 and an increase of $10.0 billion or 3.9% from December 31, 2000. The increase for the second quarter was principally due to net asset inflows of $15.1 billion and market appreciation of $9.3 billion.  The increase for the six months ended June 30, 2001 was primarily due to net asset inflows of $20.2 billion and assets from the new Australia joint venture company established during February 2001 offset by market depreciation of $12.2 billion.

Private client assets under management at June 30, 2001 were $38.7 billion, an increase of $1.7 billion or 4.6% from March 31, 2001 and an increase of $1.9 billion or 5.2% from December 31, 2000. The increase for the second quarter was due principally to market appreciation of $1.3 billion and net asset inflows of $0.4 billion.  The increase for the six months ended June 30, 2001 was due principally to net asset inflows of $1.3 billion and market appreciation of $0.6 billion.

Assets under management at June 30, 2000 were $387.8 billion, a decrease of $6.4 billion or 1.6% from March 31, 2000 and an increase of $19.5 billion or 5.3% from December 31, 1999.

Retail assets under management at June 30, 2000 were $170.2 billion, a decrease of $3.0 billion or 1.7% from March 31, 2000 and an increase of $15.0 billion or 9.7% from December 31, 1999. The decrease for the second quarter was due principally to market depreciation of $5.0 billion, offset by net asset inflows of $2.0 billion.  The increase for the six months ended June 30, 2000 was due principally to net asset inflows of $12.0 billion and market appreciation of $3.0 billion.

Institutional investment management assets under management at June 30, 2000 were $212.5 billion, a decrease of $2.9 billion or 1.3% from March 31, 2000 and an increase of $4.9 billion or 2.4% from December 31, 1999. The decrease for the second quarter was primarily due to market depreciation of $5.4 billion offset by net asset inflows of $2.5 billion.  The increase for the six months ended June 30, 2000 was primarily due to market appreciation of $3.3 billion and net asset inflows of $1.6 billion.

Private client assets under management at June 30, 2000 were $5.1 billion, a decrease of $0.5 billion or 8.9% from March 31, 2000 and a decrease of $0.4 billion or 7.3% from December 31, 1999. The decrease for the second quarter was primarily due to net asset outflows of $0.3 billion and market depreciation of $0.2 billion.  The decrease for the six months ended June 30, 2000 was primarily due to net asset outflows of $0.3 billion and market depreciation of $0.1 billion.

Consolidated Results of Operations

	Three months ended			Six months ended

(Dollars in millions)	6/30/01	6/30/00	% Change	6/30/01	6/30/00	% Change

Revenues	$760.2	$564.9	34.6%	$1,502.6	$1,113.3	35.0%
Expenses	589.2	402.1	46.5	1,169.6	769.4	52.0

Income before income taxes	171.0	162.8	5.0	333.0	343.9	(3.2)
Income taxes	10.3	9.0	14.4	20.0	18.9	5.8

Net income	$160.7	$153.8	4.5	$313.0	$325.0	(3.7)

Net income	$160.7	$153.8	4.5	$313.0	$325.0	(3.7)
Amortization of intangible assets	43.2	1.0	4,220.0	86.3	2.0	4,215.0
Non-recurring item	-	-	N/A	-	(23.9)	(100.0)

Net operating earnings(1)	$203.9	$154.8	31.7	$399.3	$303.1	31.7

Base fee earnings	$192.1	$149.3	28.7	$384.3	$291.8	31.7
Performance fee earnings	11.8	5.5	114.5	15.0	11.3	32.7

Net operating earnings(1)	$203.9	$154.8	31.7	$399.3	$303.1	31.7

Diluted net income per Unit	$0.63	$0.83	(24.1)	$1.22	$1.78	(31.5)
Amortization of intangible assets per Unit	0.16	0.01	1,500.0	0.33	0.01	3,200.0
Non-recurring item per Unit	-	-	N/A	-	(0.13)	(100.0)

Net operating earnings per Unit	$0.79	$0.84	(6.0)	$1.55	$1.66	(6.6)

Base fee earnings per Unit	$0.75	$0.81	(7.4)	$1.50	$1.60	(6.3)
Performance fee earnings per Unit	0.04	0.03	33.3	0.05	0.06	(16.7)

Net operating earnings per Unit	$0.79	$0.84	(6.0% )	$1.55	$1.66	(6.6% )

Pre-tax Operating margin(2):	34.4%	40.0%		34.3%	39.7%

(1)					Net operating earnings: Net income excluding amortization of intangible assets and non-recurring items.
(2)					Calculated after netting distribution revenues against total expenses (excluding amortization of intangible assets and non-recurring items).

Net income for the three months ended June 30, 2001 increased $6.9 million or 4.5% from net income for the three months ended June 30, 2000.  Net income for the six months ended June 30, 2001 decreased $12.0 million or 3.7% from net income for the six months ended June 30, 2000. The increase in net income for the second quarter was principally due to higher revenues offset partially by higher operating expenses and amortization of intangible assets, due principally to the Bernstein Acquisition.  The decrease in net income for the six month period was the result of higher revenues offset partially by higher operating expenses and amortization of intangible assets, due to the Bernstein Acquisition and the $22.5 million ($23.9 million pre-tax) impact of a non-recurring non-cash gain recorded in first quarter 2000 related to the settlement of litigation.

REVENUES

	Three months ended			Six months ended

(Dollars in millions)	6/30/01	6/30/00	% Change	6/30/01	6/30/00	% Change

Investment advisory and services fees:
Retail	$231.6	$248.7	(6.9% )	$472.9	$491.5	(3.8% )
Institutional investment management	180.3	120.4	49.8	349.9	243.1	43.9
Private client	94.9	8.5	1,016.5	181.8	17.2	957.0

Subtotal	506.8	377.6	34.2	1,004.6	751.8	33.6

Distribution revenues	138.3	155.5	(11.1)	278.7	302.7	(7.9)
Institutional research services	71.2	-	N/A	135.6	-	N/A
Shareholder servicing fees	24.6	21.6	13.9	47.2	41.0	15.1
Other revenues, net	19.3	10.2	89.2	36.5	17.8	105.1

Total	$760.2	$564.9	34.6%	$1,502.6	$1,113.3	35.0%

INVESTMENT ADVISORY AND SERVICES FEES

Investment advisory and services fees, the largest component of the Operating Partnership’s revenues, are generally calculated as a small percentage of the value of assets under management and vary with the type of account managed. Fee income is therefore affected by changes in the amount of assets under management, including market appreciation or depreciation, the addition of new client accounts or client contributions of additional assets to existing accounts, withdrawals of assets from and termination of client accounts, purchases and redemptions of mutual fund shares, and shifts of assets between accounts or products with different fee structures. Investment advisory and services fees include brokerage transaction charges of Sanford C. Bernstein & Co., LLC (“SCB LLC”), a wholly-owned subsidiary of the Operating Partnership, for substantially all private client transactions and certain institutional investment management client transactions. Investment advisory and services fees for the three and six months ended June 30, 2001 increased $129.2 million or 34.2% and $252.8 million or 33.6%, respectively from the three months and six months ended June 30, 2000.

Certain investment advisory contracts provide for a performance fee, in addition to or in lieu of a base fee, that is calculated as either a percentage of absolute investment results or a percentage of investment results in excess of a stated benchmark over a specified period of time.  Performance fees are recorded as revenue at the end of the measurement period and will generally be higher in favorable markets and lower in unfavorable markets, which may increase the volatility of the Operating Partnership’s revenues and earnings. Performance fees aggregated $16.5 million and $20.9 million for the three and six months ended June 30, 2001. The $8.5 million, or 106.3%, increase in performance fees from $8.0 million in the second quarter of 2000 was primarily related to accounts gained as a result of the Bernstein Acquisition with performance fee arrangements. The $4.8 million, or 29.8%, increase in performance fees from $16.1 million for the six months ended June 30, 2000 was also primarily a result of accounts gained as a result of the Bernstein Acquisition with performance fee arrangements.

Retail investment advisory and services fees for the three months ended June 30, 2001 decreased by $17.1 million or 6.9% from the three months ended June 30, 2000 primarily as a result of a 4.5% decrease in average assets under management and a shift in assets to lower fee cash management products, offset by a $1.4 million increase in performance fees.  Retail investment advisory and services fees for the six months ended June 30, 2001 decreased by $18.6 million or 3.8% from the six months ended June 30, 2000 primarily as a result of a shift in assets to lower fee cash management products, offset by a $1.5 million increase in performance fees.

Institutional investment management investment advisory and services fees for the three months ended June 30, 2001 increased by $59.9 million or 49.8% from the three months ended June 30, 2000 due primarily to a 20.3% increase in average assets under management and brokerage transaction charges of $6.5 million from certain institutional investment management client transactions, primarily as a result of the Bernstein Acquisition and an increase in performance fees of $6.7 million.  Institutional  investment management investment advisory and services fees for the six months ended June 30, 2001 increased by $106.8 million or 43.9% from the six months ended June 30, 2000 due primarily to a 22.1% increase in average assets under management and brokerage transaction charges of $13.7 million from certain institutional investment management client transactions, primarily as a result of the Bernstein Acquisition, and an increase in performance fees of $3.0 million.

Private client investment advisory and services fees for the three months ended June 30, 2001 increased $86.4 million or 1,016.5% from the three months ended June 30, 2000 due primarily to a 618.9% increase in average assets under management and brokerage transaction charges of $21.8 million, primarily as a result of the Bernstein Acquisition.  Private client investment advisory and service fees for the six months ended June 30, 2001 increased $164.6 million or 957.0% from the six months ended June 30, 2000 due primarily to a 609.4% increase in average assets under management and brokerage transaction charges of $35.8 million, primarily as a result of the Bernstein Acquisition.

DISTRIBUTION REVENUES

The Operating Partnership’s subsidiary, Alliance Fund Distributors, Inc. (“AFD”), acts as distributor of the Alliance Mutual Funds and receives distribution plan fees from those funds in reimbursement of distribution expenses it incurs. Distribution revenues for the three months and six months ended June 30, 2001 decreased 11.1% and 7.9%, respectively, from the three months and six months ended June 30, 2000 principally due to lower average daily mutual fund assets under management attributable to market depreciation.

INSTITUTIONAL RESEARCH SERVICES

Institutional research services revenue consists of brokerage transaction charges and underwriting syndicate revenues related to services provided to certain institutional investors by SCB LLC.  Brokerage transaction charges earned and related expenses are recorded on a trade date basis.  Syndicate participation and underwriting revenues include gains, losses and fees, net of syndicate expenses, arising from securities offerings in which SCB LLC acts as an underwriter or agent.  Syndicate participation and underwriting revenues are recorded on the offering date. Revenues from institutional research services for the three months and six months ended June 30, 2001 were $71.2 million and $135.6 million, respectively. There were no revenues from institutional research services for the three months and six months ended June 30, 2000.

SHAREHOLDER SERVICING FEES

The Operating Partnership’s subsidiaries, Alliance Global Investor Services, Inc. and ACM Global Investor Services S.A., provide transfer agency services to the Alliance Mutual Funds. Shareholder servicing fees for the three months and six months ended June 30, 2001 increased 13.9% and 15.1%, respectively, from the three months and six months ended June 30, 2000 as a result of increases in the number of mutual fund shareholder accounts serviced. The number of shareholder accounts serviced increased to approximately 7.1 million as of June 30, 2001 compared to approximately 6.1 million as of June 30, 2000.

OTHER REVENUES, NET

Other revenues consist principally of administration and recordkeeping services provided to the Alliance Mutual Funds and the General Accounts of The Equitable Life Assurance Society of the United States (“ELAS”), a wholly-owned subsidiary of AXA Financial, and its insurance subsidiary.  Investment income and changes in value of other investments are also included.  Subsequent to the Bernstein Acquisition, other revenues, net also includes net interest income earned on securities loaned to and borrowed from brokers and dealers.  Other revenues, net for the three months and six months ended June 30, 2001 increased from the three and six months ended June 30, 2000 principally as a result of net interest income earned on securities loaned to and borrowed from brokers and dealers.

EXPENSES

	Three months ended			Six months ended

(Dollars in millions)	6/30/01	6/30/00	% Change	6/30/01	6/30/00	% Change

Employee compensation and benefits	$227.2	$131.4	72.9%	$447.3	$260.1	72.0%
Promotion and servicing	230.9	209.2	10.4	460.0	407.8	12.8
General and administrative	79.4	50.2	58.2	155.0	99.0	56.6
Interest	8.6	10.3	(16.5)	21.1	24.4	(13.5)
Amortization of intangible assets	43.1	1.0	4,210.0	86.2	2.0	4,210.0
Non-recurring item	-	-	N/A	-	(23.9)	(100.0)

Total	$589.2	$402.1	46.5%	$1,169.6	$769.4	52.0%

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

Employee compensation and benefits for the three months and six months ended June 30, 2001 increased 72.9% and 72.0%, respectively, from the three months and six months ended June 30, 2000 primarily as a result of increased base compensation, incentive compensation and commissions. These increases were primarily a result of the Bernstein Acquisition and the related increase in the number of employees. The Operating Partnership had 4,435 employees at June 30, 2001 compared to 2,475 at June 30, 2000.

PROMOTION AND SERVICING

Promotion and servicing expenses include distribution plan payments to financial intermediaries for distribution of sponsored mutual funds and cash management services’ products and amortization of deferred sales commissions paid to financial intermediaries for the sale of Back-End Load Shares under the Operating Partnership’s mutual fund distribution system (the “System”). See “Capital Resources and Liquidity”. Also included in this expense category are travel and entertainment, advertising, promotional materials, and investment meetings and seminars for financial intermediaries that distribute the Operating Partnership’s mutual fund products.

Promotion and servicing expenses for the three months and six months ended June 30, 2001 increased 10.4% and 12.8%, respectively, from the three months and six months ended June 30, 2000 primarily due to increased amortization of deferred sales commissions of $4.7 million and $12.3 million, respectively, from new sales of Back-End Load Shares under the System (see “Capital Resources and Liquidity”), as well as higher travel and entertainment costs and higher promotional expenditures incurred in connection with mutual fund sales initiatives.

GENERAL AND ADMINISTRATIVE

General and administrative expenses are costs related to operations, including technology, professional fees, occupancy, communications, equipment and similar expenses. General and administrative expenses for the three months and six months ended June 30, 2001 increased 58.2% and 56.6%, respectively, for the three and six months ended June 30, 2000 principally as a result of the Bernstein Acquisition and related occupancy and technology expenses.

INTEREST

Interest expense is incurred on the Operating Partnership’s borrowings and on deferred compensation owed to employees. Interest expense for the three months and six months ended June 30, 2001 decreased from the three months and six months ended June 30, 2000 primarily as a result of lower interest expense incurred on deferred compensation liabilities offset partially by higher debt.

TAXES ON INCOME

The Operating Partnership, a private limited partnership, is not subject to federal or state corporate income taxes. However, the Operating Partnership is subject to the New York City unincorporated business tax. Domestic corporate subsidiaries of the Operating Partnership are subject to federal, state and local income taxes, and are generally included in the filing of a consolidated federal income tax return; separate state and local income tax returns are filed. Foreign corporate subsidiaries are generally subject to taxes in the foreign jurisdictions where they operate.

Income tax expense of $10.3 million for the three months ended June 30, 2001 increased $1.3 million from the three months ended June 30, 2000 primarily as a result of higher pre-tax income and a higher income tax rate for the current quarterly period. Income tax expense of $20.0 million for the six months ended June 30, 2001 increased $1.1 million from the six months ended June 30, 2000 primarily as a result of a higher income tax rate for the current year period offset by lower pre-tax income.

CAPITAL RESOURCES AND LIQUIDITY

Partners’ capital of the Operating Partnership was $4,054.9 million at June 30, 2001, a decrease of $19.5 million or 0.5% from $4,074.4 million at March 31, 2001 and a decrease of $78.8 million or 1.9% from $4,133.7 million at December 31, 2000. The decrease is primarily due to cash distributions in respect of the Operating Partnership’s Available Cash Flow (as defined in the Alliance Capital Partnership Agreement) for the fourth quarter of 2000 and first quarter of 2001 paid in the first and second quarters of 2001.

Cash flow from operations, proceeds from borrowings and proceeds from the issuance of Operating Partnership Units to AXA Financial and its subsidiaries have been the Operating Partnership’s principal sources of working capital.

The Operating Partnership’s cash and cash equivalents decreased $4.7 million for the six months ended June 30, 2001. Cash inflows for the first six months included $575.6 million from operations and net proceeds from sales of investments of $47.1 million.  Cash outflows included cash distributions of $402.5 million, net repayment of borrowings of $183.0 million and capital expenditures of $42.1 million.

The System for distributing the Alliance Mutual Funds includes a multi-class share structure. The System permits the Operating Partnership’s open-end mutual funds to offer investors various options for the purchase of mutual fund shares, including the purchase of Front-End Load Shares and Back-End Load Shares. The Front-End Load Shares are subject to a conventional front-end sales charge paid by investors to AFD at the time of sale. AFD in turn compensates the financial intermediaries distributing the funds from the front-end sales charge paid by investors. For Back-End Load Shares, investors do not pay a front-end sales charge although, if there are redemptions before the expiration of the minimum holding period (which ranges from one year to four years), investors pay a contingent deferred sales charge (“CDSC”) to AFD. While AFD is obligated to compensate the financial intermediaries at the time of the purchase of Back-End Load Shares, it receives higher ongoing distribution fees from the funds. Payments made to financial intermediaries in connection with the sale of Back-End Load Shares under the System, net of CDSC received, reduced cash flow from operations by approximately $90.5 million for the six months ended June 30, 2001. Management believes AFD will recover the payments made to financial intermediaries for the sale of Back-End Load Shares from the higher distribution fees and CDSC it receives over periods not exceeding 5 1/2 years.

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

In July 2001, the Operating Partnership filed a registration statement with the Securities and Exchange Commission (“SEC”) to issue up to $600 million of senior debt securities.  The proceeds will be used for general partnership purposes.

At June 30, 2001, the Operating Partnership had $405.4 million of commercial paper and ECNs outstanding, borrowings under the revolving credit facilities of $202.0 million and $6.0 million in notes related to an acquisition made in 1998.

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

On April 25, 2001, an amended class action complaint (“amended Miller Complaint”) entitled Miller, et al. v. Mitchell Hutchins Asset Management, Inc., et al., was filed in federal district court in the Southern District of Illinois against Alliance Capital, AFD, and other defendants alleging violations of the federal Investment Company Act of 1940, as amended (“ICA”) and breaches of common law fiduciary duty.

The allegations in the amended Miller Complaint concern six mutual funds with which Alliance Capital has investment advisory agreements, including Alliance Premier Growth Fund, Alliance Health Care Fund, Alliance Growth Fund, Alliance Quasar Fund, Alliance Fund, and Alliance Disciplined Value Fund. The principal allegations of the amended complaint are that (i) certain advisory agreements concerning these funds were negotiated, approved, and executed in violation of the ICA, in particular because certain directors of these funds should be deemed interested under the ICA; (ii) the distribution plans for these funds were negotiated, approved, and executed in violation of the ICA; and (iii) the advisory fees and distribution fees paid to Alliance Capital and AFD, respectively, are excessive and, therefore, constitute a breach of fiduciary duty.

Alliance Capital and AFD believe that plaintiffs’ allegations are without merit and intend to vigorously defend against these allegations.  At the present time, management of Alliance Capital and AFD are unable to estimate the impact, if any, that the outcome of this action may have on Alliance Capital’s results of operations or financial condition.

On June 22, 2001, an amended class action complaint (“amended Nelson Complaint”) entitled Nelson, et al. v. AIM Advisors, Inc., et al., was filed in federal district court in the Southern District of Illinois against Alliance Capital, AFD, and numerous other defendants in the mutual fund industry alleging violations of the ICA and breaches of common law fiduciary duty.

The allegations in the amended Nelson Complaint concern three mutual funds with which Alliance Capital has investment advisory agreements, including Alliance Premier Growth Fund, Alliance Growth Fund and Alliance Quasar Fund.  The principal allegations of the amended complaint are that (i) certain advisory agreements concerning these funds were negotiated, approved, and executed in violation of the ICA, in particular because certain directors of these funds should be deemed interested under the ICA;  (ii) the distribution plans for these funds were negotiated, approved, and executed in violation of the ICA; and (iii) the advisory and distribution fees paid to Alliance Capital and AFD, respectively, are excessive and, therefore, constitute a breach of fiduciary duty.

Alliance Capital and AFD believe that plaintiffs’ allegations are without merit and intend to vigorously defend against these allegations.  At the present time, management of Alliance Capital and AFD are unable to estimate the impact, if any, that the outcome of this action may have on Alliance Capital’s results of operations or financial condition.

Alliance Capital and Alliance Holding are involved in various other inquiries, administrative proceedings and litigation, some of which allege substantial damages.  While any proceeding or litigation has the element of uncertainty, Alliance Capital and Alliance Holding believe that the outcome of any one of the other lawsuits or claims that is pending or threatened, or all of them combined, will not have a material adverse effect on Alliance Capital’s or Alliance Holding’s results of operations or financial condition.

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

In July 2001, the Financial Standards Board issued Statement of Financial Accounting Standards No. 141, (“SFAS 141”) “Business Combinations” and Statement of Financial Accounting Standards No. 142, “(SFAS 142”) “Goodwill and Other Intangible Assets”.  Under the SFAS 141, which has been adopted by the Operating Partnership, the purchase method of accounting is required to be used for all business combinations initiated after June 30, 2001.  The adoption of SFAS 141 did not impact materially the Operating Partnership’s results of operations, liquidity, or capital resources.

SFAS 142 changes the accounting for goodwill from an amortization method to an impairment approach.  Thus, amortization of goodwill, including goodwill recorded in connection with past business combinations, will cease upon adoption of that Statement.  However, SFAS 142 requires that goodwill be tested periodically for impairment.  Management intends to adopt SFAS 142 on January 1, 2002.  The impact of the adoption of SFAS 142 on the Operating Partnership’s results of operations, liquidity, or capital resources has not yet been determined.

CASH DISTRIBUTIONS

The Operating Partnership is required to distribute all of its Available Cash Flow to the General Partner and Alliance Capital Unitholders. The Available Cash Flow of the Operating Partnership for the three months and six months ended June 30, 2001 and 2000 were as follows:

	Three months ended		Six months ended

	6/30/01	6/30/00	6/30/01	6/30/00

Available Cash Flow (in thousands)	$195,326	$146,294	$382,957	$288,467
Distribution Per Unit	$0.78	$0.82	$1.53	$1.635

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

Part II

OTHER INFORMATION

Item 1.  Legal Proceedings

On April 25, 2001, an amended class action complaint (“amended Miller Complaint”) entitled Miller, et al. v. Mitchell Hutchins Asset Management, Inc. et al., was filed in federal district court in the Southern District of Illinois against Alliance Capital Management L.P. (“Alliance Capital”), Alliance Fund Distributors, Inc. (“AFD”), and other defendants alleging violations of the federal Investment Company Act of 1940, as amended (“ICA”) and breaches of common law fiduciary duty.

The allegations in the amended Miller Complaint concern six mutual funds with which Alliance Capital has investment advisory agreements, including Alliance Premier Growth Fund, Alliance Health Care Fund, Alliance Growth Fund, Alliance Quasar Fund, Alliance Fund, and Alliance Disciplined Value Fund. The principal allegations of the amended complaint are that (i) certain advisory agreements concerning these funds were negotiated, approved, and executed in violation of the ICA, in particular because certain directors of these funds should be deemed interested under the ICA; (ii) the distribution plans for these funds were negotiated, approved, and executed in violation of the ICA; and (iii) the advisory fees and distribution fees paid to Alliance Capital and AFD, respectively, are excessive and, therefore, constitute a breach of fiduciary duty.

Alliance Capital and AFD believe that plaintiffs’ allegations are without merit and intend to vigorously defend against these allegations.

On June 22, 2001, an amended class action complaint (“amended Nelson Complaint”) entitled Nelson, et al. v. AIM Advisors, Inc., et al., was filed in federal district court in the Southern District of Illinois against Alliance Capital, AFD, and numerous other defendants in the mutual fund industry alleging violations of the ICA and breaches of common law fiduciary duty.

The allegations in the amended Nelson Complaint concern three mutual funds with which Alliance Capital has investment advisory agreements, including Alliance Premier Growth Fund, Alliance Growth Fund and Alliance Quasar Fund.  The principal allegations of the amended complaint are that (i) certain advisory agreements concerning these funds were negotiated, approved, and executed in violation of the ICA, in particular because certain directors of these funds should be deemed interested under the ICA;  (ii) the distribution plans for these funds were negotiated, approved, and executed in violation of the ICA; and (iii) the advisory and distribution fees paid to Alliance Capital and AFD, respectively, are excessive and, therefore, constitute a breach of fiduciary duty.

Alliance Capital and AFD believe that plaintiffs’ allegations are without merit and intend to vigorously defend against these allegations.

Alliance Capital  and Alliance Capital Management Holding L.P. (“Alliance Holding”) are involved in various other inquiries, administrative proceedings and litigation, some of which allege substantial damages. While any proceeding or litigation has the element of uncertainty, Alliance Capital and Alliance Holding believe that the outcome of any one of the other lawsuits or claims that is pending or threatened, or all of them combined, will not have a material adverse effect on Alliance Capital’s or Alliance Holding’s results of operations or financial condition.

Item 2.  Changes in Securities

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8–K

(a)         Exhibits

15          Independent Accountants’ Review Report

(b)         Reports on Form 8-K

On June 27, 2001, each of Alliance Capital and Alliance Holding filed a Current Report on Form 8-K with respect to a presentation entitled “Expanded Opportunities” dated June 26, 2001.

On  July 27, 2001, each of Alliance Capital and Alliance Holding filed a Current Report  on Form 8-K with respect to their  Second Quarter 2001 Review dated July 26, 2001.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIANCE CAPITAL MANAGEMENT L.P.
Dated: August 2, 2001	By:	Alliance Capital Management Corporation, its General Partner

	By:	/s/ Robert H. Joseph, Jr.

Robert H. Joseph, Jr.
Senior Vice President & Chief Financial Officer