Form 10-Q
period 2001-09-30
ALLIANCE CAPITAL MANAGEMENT L P
filed 2001-11-14
CIK 1109448

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______________________________to_______________________________

Commission File No. 000-29961

ALLIANCE CAPITAL MANAGEMENT L.P.

(Exact name of registrant as specified in its charter)

Delaware	13–4064930
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes   ☒                                                                                                                                                                                                                                                                                                                   No   ☐

248,419,040 Units of limited partnership interests in Alliance Capital Management L.P. were outstanding as of September 30, 2001.

ALLIANCE CAPITAL MANAGEMENT L.P.

Part I

FINANCIAL INFORMATION

Item 1.                   Financial Statements

ALLIANCE CAPITAL MANAGEMENT L.P.

Condensed Consolidated Statements of Financial Condition

(in thousands)

ASSETS	9/30/01	12/31/00
	(unaudited)
Cash and cash equivalents	$176,407	$216,251
Cash and securities segregated, at market (cost of $1,082,774 and $1,289,120, respectively)	1,093,478	1,306,334
Receivables:
Brokers and dealers	634,547	1,316,694
Brokerage clients	220,059	187,945
Fees	297,250	401,609
Investments, available-for-sale	501,909	340,318
Furniture, equipment and leasehold improvements, net	232,112	199,699
Intangible assets, net	3,308,626	3,430,708
Deferred sales commissions, net	667,826	715,692
Other investments	49,592	52,925
Other assets	98,354	102,587
Total assets	$7,280,160	$8,270,762

LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
Payables:
Brokers and dealers	$425,603	$882,576
Brokerage clients	1,359,664	1,636,869
Alliance Mutual Funds	221,489	279,249
Accounts payable and accrued expenses	184,845	238,640
Accrued compensation and benefits	482,831	313,426
Debt	577,377	782,232
Minority interests in consolidated subsidiaries	7,135	4,093
Total liabilities	3,258,944	4,137,085

Partners' capital	4,021,216	4,133,677
Total liabilities and partners' capital	$7,280,160	$8,270,762

See accompanying notes to condensed consolidated financial statements

ALLIANCE CAPITAL MANAGEMENT L.P.

Condensed Consolidated Statements of Income

(unaudited)

(in thousands, except per Unit amounts)

	Three Months Ended		Nine Months Ended
	9/30/01	9/30/00	9/30/01	9/30/00
Revenues:
Investment advisory and services fees	$489,702	$394,178	$1,494,336	$1,146,009
Distribution revenues	133,941	167,023	412,638	469,701
Institutional research services	63,551	-	199,162	-
Shareholder servicing fees	24,719	21,462	71,928	62,442
Other revenues, net	12,933	32,923	49,386	50,777
	724,846	615,586	2,227,450	1,728,929
Expenses:
Employee compensation and benefits	219,117	138,771	666,432	398,860
Promotion and servicing:
Distribution plan payments	120,948	121,769	369,119	357,578
Amortization of deferred sales commissions	57,373	56,726	173,577	160,612
Other	42,064	33,634	137,680	101,772
General and administrative	76,374	48,691	231,267	147,720
Interest	5,363	8,131	26,528	32,521
Amortization of intangible assets	43,140	981	129,407	2,937
Non-recurring item	-	-	-	(23,853)
	564,379	408,703	1,734,010	1,178,147

Income before income taxes	160,467	206,883	493,440	550,782

Income taxes	9,629	11,377	29,608	30,291

Net income	$150,838	$195,506	$463,832	$520,491

Net income per Unit:
Basic	$0.60	$0.95	$1.85	$2.81
Diluted	$0.59	$0.91	$1.81	$2.69

See accompanying notes to condensed consolidated financial statements

ALLIANCE CAPITAL MANAGEMENT L.P.

Condensed Consolidated Statements of

Changes in Partners' Capital

and Comprehensive Income

(unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	9/30/01	9/30/00	9/30/01	9/30/00
Partners' capital - beginning of period	$4,054,898	$2,148,158	$4,133,677	$552,667
Comprehensive income:
Net income	150,838	195,506	463,832	520,491
Unrealized gain (loss) on investments, net	(1,538)	(488)	(2,266)	(261)
Foreign currency translation adjustment, net	1,553	(1,339)	(1,212)	(1,946)
Comprehensive income	150,853	193,679	460,354	518,284
Capital contributions from General Partner	118	96	354	273
Cash distribution to partners	(195,146)	(146,294)	(597,620)	(446,672)
Purchase of Alliance Holding Units to fund deferred compensation plans	-	(98,991)	(9,206)	(146,626)
Amortization of deferred compensation expense	4,747	2,248	16,378	8,619
Proceeds from issuance of Alliance Capital Units to ELAS and AXA Financial	-	-	-	1,629,525
Purchase of Alliance Capital Units from Alliance Holding	-	-	-	(28,042)
Proceeds from options for Alliance Holding Units exercised	5,746	3,415	17,279	14,283
Partners' capital - end of period	$4,021,216	$2,102,311	$4,021,216	$2,102,311

See accompanying notes to condensed consolidated financial statements

ALLIANCE CAPITAL MANAGEMENT L.P.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Nine Months Ended
	9/30/01	9/30/00
Cash flows from operating activities:
Net income	$463,832	$520,491
Adjustments to reconcile net income to net cash provided from operating activities:
Amortization and depreciation	334,394	189,121
Non-recurring item	-	(23,853)
Other, net	45,632	29,118
Changes in assets and liabilities:
Decrease in segregated cash and securities	212,856	-
Decrease in receivable from brokers and dealers	682,204	44,275
Increase in receivable from brokerage clients	(32,114)	-
Decrease in fees receivable	103,726	38,797
(Increase) in deferred sales commissions	(125,702)	(282,503)
Decrease (increase) in other investments	1,662	(2,049)
Decrease (increase) in other assets	3,588	(3,689)
(Decrease) increase in payable to Alliance Mutual Funds	(57,724)	18,038
(Decrease) increase in payable to brokers and dealers	(456,981)	120,392
(Decrease) in payable to brokerage clients	(277,205)	-
(Decrease) in accounts payable and accrued expenses	(48,886)	(43,622)
Increase in accrued compensation and benefits, less deferred compensation	157,456	150,552
Net cash provided from operating activities	1,006,738	755,068

Cash flows from investing activities:
Purchase of investments	(1,905,662)	(3,128,440)
Proceeds from sale of investments	1,741,428	1,357,845
Additions to furniture, equipment and leasehold improvements, net	(63,322)	(44,934)
Other	(6,779)	-
Net cash (used in) investing activities	(234,335)	(1,815,529)

Cash flows from financing activities:
Proceeds from issuance of debt	15,326,209	5,058,639
Repayment of debt	(15,548,830)	(4,942,982)
Cash distribution to partners	(597,620)	(446,672)
Proceeds from issuance of Alliance Capital Units to ELAS and AXA Financial	-	1,629,525
Purchase of Alliance Capital Units from Alliance Holding	-	(28,042)
Capital contributions from General Partner	354	273
Proceeds from options for Alliance Holding Units exercised	17,279	14,283
Purchase of Alliance Holding Units to fund deferred compensation plans	(9,206)	(146,626)
Net cash provided by (used in) financing activities	(811,814)	1,138,398

Effect of exchange rate changes on cash and cash equivalents	(433)	(1,991)
Net increase (decrease) in cash and cash equivalents	(39,844)	75,946
Cash and cash equivalents at beginning of period	216,251	80,185
Cash and cash equivalents at end of period	$176,407	$156,131

See accompanying notes to condensed consolidated financial statements

ALLIANCE CAPITAL MANAGEMENT L.P.

Notes to Condensed Consolidated Financial Statements

September 30, 2001

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

At September 30, 2001, Alliance Holding owned approximately 74.6 million, or 30.0%, of the issued and outstanding Alliance Capital Units. ACMC owns 100,000 general partnership Units in Alliance Holding and a 1% general partnership interest in the Operating Partnership. At September 30, 2001, AXA Financial was the beneficial owner of approximately 2.1% of the outstanding Alliance Holding Units and approximately 51.7% of the outstanding Alliance Capital Units which, including the general partnership interests in the Operating Partnership and Alliance Holding, represents an economic interest of approximately 52.8% in the Operating Partnership.  At September 30, 2001, SCB Partners Inc., a wholly-owned subsidiary of SCB Inc., was the beneficial owner of approximately 16.4% of the outstanding Alliance Capital Units.

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

3.                                      Summary of Significant Accounting Policies

Basis of Presentation

The unaudited interim condensed consolidated financial statements of the Operating Partnership included herein have been prepared in accordance with the instructions to Form 10–Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of (a) the Operating Partnership’s financial position at September 30, 2001, (b) the Operating Partnership’s results of operations for the three months and nine months ended September 30, 2001 and 2000, and (c) the Operating Partnership’s cash flows for the nine months ended September 30, 2001 and 2000, have been made.

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

4.                                       Cash and Securities Segregated Under Federal Regulations and Other Requirements

At September 30, 2001, $1,093,388,000 of United States Treasury Bills were segregated in a special reserve bank custody account for the exclusive benefit of customers under SEC rule 15c3-3 under the Securities Exchange Act of 1934.

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

	Three Months Ended		Nine Months Ended
	9/30/01	9/30/00	9/30/01	9/30/00
Net income	$150,838	$195,506	$463,832	$520,491

Weighted average Units outstanding - Basic	248,158	204,341	247,816	183,687
Dilutive effect of employee options	5,823	8,243	6,041	7,884
Weighted average Units outstanding - Diluted	253,981	212,584	253,857	191,571

Basic net income per Unit	$0.60	$0.95	$1.85	$2.81
Diluted net income per Unit	$0.59	$0.91	$1.81	$2.69

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

8.                                      Supplemental Cash Flow Information

Cash payments for interest and income taxes were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	9/30/01	9/30/00	9/30/01	9/30/00
Interest	$3,770	$5,144	$23,781	$17,519
Income taxes	7,691	12,354	25,799	33,773

9.                                      Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, (“SFAS 133”)“Accounting for Derivative Instruments and Hedging Activities”. Management adopted this Statement on January 1, 2001 and the adoption of the Statement did not have a material effect on the Operating Partnership’s results of operations, liquidity, or capital resources.

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, (“SFAS 141”) “Business Combinations” and Statement of Financial Accounting Standards No. 142, (“SFAS 142”) “Goodwill and Other Intangible Assets”.  Under SFAS 141, which has been adopted by the Operating Partnership, the purchase method of accounting is required to be used for all business combinations initiated after June 30, 2001.  The adoption of SFAS 141 did not affect materially the Operating Partnership’s results of operations, liquidity, or capital resources.

SFAS 142 changes the accounting for goodwill and certain intangible assets from an amortization method to an impairment approach.  Thus, amortization of goodwill, including goodwill recorded in connection with past business combinations, will cease upon adoption of that Statement.  However, SFAS 142 requires that goodwill be tested periodically for impairment.  Management intends to adopt SFAS 142 on January 1, 2002.   The impact of the adoption of SFAS 142 on the Operating Partnership’s results of operations, liquidity, or capital resources has not yet been determined.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, (“SFAS 144”) “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS 144 replaces Statement of Financial Accounting Standards No. 121, (“SFAS 121”) “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” and replaces APB Opinion No. 30, (“APB 30”) “Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business”. Management intends to adopt this Statement on January 1, 2002 and does not believe that the adoption of the Statement will have a material effect on the Operating Partnership’s results of operations, liquidity, or capital resources.

10.                                Cash Distribution

On November 1, 2001, the General Partner declared a distribution of $188,196,000 or $0.75 per Alliance Capital Unit representing a distribution from Available Cash Flow (as defined in the Alliance Capital Partnership Agreement) of the Operating Partnership for the three months ended September 30, 2001. The distribution is payable on November 21, 2001 to holders of record on November 12, 2001.

11.                                Non-recurring Item

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

At September 30, 2001, Alliance Holding owned approximately 74.6 million, or 30.0%, of the issued and outstanding Alliance Capital Units. ACMC owns 100,000 general partnership Units in Alliance Holding and a 1% general partnership interest in the Operating Partnership. At September 30, 2001, AXA Financial was the beneficial owner of approximately 2.1% of the outstanding Alliance Holding Units and approximately 51.7% of the outstanding Alliance Capital Units which, including the general partnership interests in the Operating Partnership and Alliance Holding, represents an economic interest of approximately 52.8% in the Operating Partnership.  At September 30, 2001, SCB Partners Inc., a wholly-owned subsidiary of SCB Inc., was the beneficial owner of approximately 16.4% of the outstanding Alliance Capital Units.

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

General

The Operating Partnership’s revenues are largely dependent on the total value and composition of assets under management. Assets under management were $421.4 billion as of September 30, 2001, an increase of 8.5% from September 30, 2000 primarily as a result of the Bernstein Acquisition, which added $85.8 billion at October 2, 2000, and net asset inflows, offset by market depreciation. Active equity and balanced account assets under management, which comprise approximately 58.2% of total assets under management, were 3.2% higher. Active fixed income assets under management, including cash management products, which comprise approximately 35.1% of total assets under management, increased by 29.8%.

Assets Under Management (1):
(Dollars in billions)	9/30/01	9/30/00	$ Change	% Change
Retail	$146.4	$174.6	$(28.2)	(16.2)%
Institutional investment management	237.8	209.6	28.2	13.5
Private client	37.2	4.2	33.0	785.7
Total	$421.4	$388.4	$33.0	8.5%

Assets Under Management by Investment Orientation (1):
(Dollars in billions)	9/30/01	9/30/00	$ Change	% Change
Active equity & balanced - Growth
Domestic	$120.9	$194.4	$(73.5)	(37.8)%
Global & international	35.9	29.8	6.1	20.5
Active equity & balanced - Value
Domestic	70.8	13.2	57.6	436.4
Global & international	17.6	0.3	17.3	5,766.7
Total active equity & balanced	245.2	237.7	7.5	3.2
Active fixed income
Domestic	117.8	99.4	18.4	18.5
Global & international	30.0	14.5	15.5	106.9
Passive
Domestic	22.7	30.9	(8.2)	(26.5)
Global & international	5.7	5.9	(0.2)	(3.4)
Total	$421.4	$388.4	$33.0	8.5%

Average Assets Under Management (1), (2):
	Three months ended				Nine months ended
(Dollars in billions)	9/30/01	9/30/00	% Change		9/30/01	9/30/00	% Change
Retail	$157.6	$174.5	(9.7%	)	$162.4	$167.8	(3.2)%
Institutional investment management	253.3	213.6	18.6		252.9	210.2	20.3
Private client	38.5	4.7	719.1		38.0	5.1	645.1
Total	$449.4	$392.8	14.4%		$453.3	$383.1	18.3%

Analysis of Assets Under Management – Three Month Periods (1):
	2001				2000
		Institutional				Institutional
		Investment	Private			Investment	Private
(Dollars in billions)	Retail	Mgmt	Client	Total	Retail	Mgmt	Client	Total
Balance at July 1,	$164.3	$262.4	$38.7	$465.4	$170.2	$212.5	$5.1	$387.8
Sales/new accounts	9.5	4.3	1.2	15.0	13.7	3.5	0.2	17.4
Redemptions/terminations	(9.7)	(2.1)	(0.5)	(12.3)	(8.1)	(2.8)	(0.1)	(11.0)
Net cash management sales	1.8	1.8	0.1	3.7	2.2	2.8	-	5.0
Cash flow/Unreinvested div.	(1.0)	0.6	-	(0.4)	(0.2)	(2.6)	-	(2.8)
Net asset inflows (outflows)	0.6	4.6	0.8	6.0	7.6	0.9	0.1	8.6
Market appreciation (depreciation)	(18.5)	(29.2)	(2.3)	(50.0)	(3.2)	(3.8)	(1.0)	(8.0)
Net change	(17.9)	(24.6)	(1.5)	(44.0)	4.4	(2.9)	(0.9)	0.6
Balance at September 30,	$146.4	$237.8	$37.2	$421.4	$174.6	$209.6	$4.2	$388.4

Analysis of Assets Under Management – Nine Month Periods (1):
	2001				2000
		Institutional				Institutional
		Investment	Private			Investment	Private
(Dollars in billions)	Retail	Mgmt	Client	Total	Retail	Mgmt	Client	Total
Balance at January 1,	$164.3	$252.6	$36.8	$453.7	$155.5	$207.3	$5.5	$368.3
Sales/new accounts	33.1	27.0	3.8	63.9	46.2	10.0	0.5	56.7
Redemptions/terminations	(26.9)	(7.3)	(2.0)	(36.2)	(25.5)	(5.9)	(0.6)	(32.0)
Net cash management sales	2.6	3.6	0.2	6.4	0.1	3.5	-	3.6
Cash flow/Unreinvested div.	(1.3)	0.2	0.1	(1.0)	(0.7)	(5.5)	-	(6.2)
Net asset inflows (outflows)	7.5	23.5	2.1	33.1	20.1	2.1	(0.1)	22.1
Australia JV Company	5.4	3.2	-	8.6	-	-	-	-
Discontinued affiliated JV companies	(0.9)	(0.3)	-	(1.2)	-	-	-	-
Transfer	0.8	(0.8)	-	-	-	-	-	-
Market appreciation (depreciation)	(30.7)	(40.4)	(1.7)	(72.8)	(1.0)	0.2	(1.2)	(2.0)
Net change	(17.9)	(14.8)	0.4	(32.3)	19.1	2.3	(1.3)	20.1
Balance at September 30,	$146.4	$237.8	$37.2	$421.4	$174.6	$209.6	$4.2	$388.4

(1)                   Excludes certain non-discretionary relationships. Includes 100% of assets under management of unconsolidated affiliates as follows: $2.9 billion retail assets and $0.9 billion institutional investment management assets at September 30, 2001 and $2.9 billion retail assets and $1.1 billion institutional investment management assets at September 30, 2000.  Certain prior period amounts have been reclassified to conform to the current period presentation.

(2)                   Average monthly assets under management.

Assets under management at September 30, 2001 were $421.4 billion, a decrease of $44.0 billion or 9.5% from June 30, 2001 and a decrease of $32.3 billion or 7.1% from December 31, 2000 due principally to market depreciation.

Retail assets under management at September 30, 2001 were $146.4 billion, a decrease of $17.9 billion or 10.9% from June 30, 2001 and a decrease of $17.9 billion or 10.9% from December 31, 2000. The decrease for the third quarter was primarily due to market depreciation of $18.5 billion, offset by net asset inflows of $0.6 billion. The decrease for the nine months ended September 30, 2001 was due principally to market depreciation of $30.7 billion, offset by net asset inflows of $7.5 billion.

Institutional investment management assets under management at September 30, 2001 were $237.8 billion, a decrease of $24.6 billion or 9.4% from June 30, 2001 and a decrease of $14.8 billion or 5.9% from December 31, 2000. The decrease for the third quarter was primarily due to market depreciation of $29.2 billion, offset by net asset inflows of $4.6 billion. The decrease for the nine months ended September 30, 2001 was due principally to market depreciation of $40.4 billion, offset by net asset inflows of $23.5 billion.

Private client assets under management at September 30, 2001 were $37.2 billion, a decrease of $1.5 billion or 3.9% from June 30, 2001 and an increase of $0.4 billion or 1.1% from December 31, 2000. The decrease for the third quarter was primarily due to market depreciation of $2.3 billion, offset by net asset inflows of $0.8 billion. The increase for the nine months ended September 30, 2001 was due principally to net asset inflows of $2.1 billion, offset by market depreciation of $1.7 billion.

Assets under management at September 30, 2000 were $388.4 billion, an increase of $0.6 billion or 0.2% from June 30, 2000 and an increase of $20.1 billion or 5.5% from December 31, 1999.

Retail assets under management at September 30, 2000 were $174.6 billion, an increase of $4.4 billion or 2.6% from June 30, 2000 and an increase of $19.1 billion or 12.3% from December 31, 1999. The increase for the third quarter was due principally to net asset inflows of $7.6 billion, offset by market depreciation of $3.2 billion. The increase for the nine months ended September 30, 2000 was due principally to net asset inflows of $20.1 billion, offset by market depreciation of $1.0 billion.

Institutional investment management assets under management at September 30, 2000 were $209.6 billion, a decrease of $2.9 billion or 1.4% from June 30, 2000 and an increase of $2.3 billion or 1.1% from December 31, 1999. The decrease for the third quarter was due principally to market depreciation of $3.8 billion, offset by net asset inflows of $0.9 billion. The increase for the nine months ended September 30, 2000 was due principally to net asset inflows of $2.1 billion and market appreciation of $0.2 billion.

Private client assets under management at September 30, 2000 were $4.2 billion, a decrease of $0.9 billion or 17.6% from June 30, 2000 and a decrease of $1.3 billion or 23.6% from December 31, 1999. The decrease for the third quarter was due principally to market depreciation of $1.0 billion, offset by net asset inflows of $0.1 billion. The decrease for the nine months ended September 30, 2000 was due principally to market depreciation of $1.2 billion and net asset outflows of $0.1 billion.

Consolidated Results of Operations

	Three months ended			Nine months ended
(Dollars in millions)	9/30/01	9/30/00	% Change	9/30/01	9/30/00	% Change
Revenues	$724.8	$615.6	17.7%	$2,227.4	$1,728.9	28.8%
Expenses	564.4	408.7	38.1	1,734.0	1,178.1	47.2
Income before income taxes	160.4	206.9	(22.5)	493.4	550.8	(10.4)
Income taxes	9.6	11.4	(15.8)	29.6	30.3	(2.3)
Net income	$150.8	$195.5	(22.9)	$463.8	$520.5	(10.9)

Net income	$150.8	$195.5	(22.9)	$463.8	$520.5	(10.9)
Amortization of intangible assets	43.2	1.0	4,220.0	129.4	2.9	4,362.1
Non-recurring item	-	-	N/A	-	(23.9)	(100.0)
Net operating earnings (1)	$194.0	$196.5	(1.3)	$593.2	$499.5	18.8

Base fee earnings	$187.3	$191.5	(2.2)	$571.6	$483.2	18.3
Performance fee earnings	6.7	5.0	34.0	21.6	16.3	32.5
Net operating earnings (1)	$194.0	$196.5	(1.3)	$593.2	$499.5	18.8

Diluted net income per Unit	$0.59	$0.91	(35.2)	$1.81	$2.69	(32.7)
Amortization of intangible assets per Unit	0.17	0.01	1,600.0	0.50	0.02	2,400.0
Non-recurring item per Unit	-	-	N/A	-	(0.13)	(100.0)
Net operating earnings per Unit	$0.76	$0.92	(17.4)	$2.31	$2.58	(10.5)

Base fee earnings per Unit	$0.73	$0.90	(18.9)	$2.23	$2.50	(10.8)
Performance fee earnings per Unit	0.03	0.02	50.0	0.08	0.08	-
Net operating earnings per Unit	$0.76	$0.92	(17.4)	$2.31	$2.58	(10.5% )

Pre-tax Operating margin (2)	34.5%	43.0%(3)		34.3%	40.8%(3)

(1)                    Net operating earnings: Net income excluding amortization of intangible assets and non-recurring items.

(2)                     Income before income taxes as a percentage of revenues (excluding distribution revenues, amortization of intangible assets and non-recurring items).

(3)                    Revenues exclude interest income derived from AXA Financial’s purchase of 32,619,775 newly issued units on June 21, 2000.

Net income for the three months ended September 30, 2001 decreased $44.7 million or 22.9% from net income for the three months ended September 30, 2000. Net income for the nine months ended September 30, 2001 decreased $56.7 million or 10.9% from net income for the nine months ended September 30, 2000. The decrease in net income for the third quarter was principally due to market depreciation of assets under management from significant declines in certain global capital markets during the third quarter and higher operating expenses and amortization of intangible assets. The decrease in net income for the nine month period was the result of market depreciation of assets under management from significant declines in certain global capital markets, higher operating expenses and amortization of intangible assets and the $22.5 million ($23.9 million pre-tax) impact of a non-recurring non-cash gain recorded in first quarter 2000 related to the settlement of litigation.

REVENUES

	Three months ended			Nine months ended
(Dollars in millions)	9/30/01	9/30/00	% Change	9/30/01	9/30/00	% Change
Investment advisory and services fees:
Retail	$221.9	$268.0	(17.2% )	$700.4	$762.6	(8.2% )
Institutional investment management	170.8	117.5	45.4	515.1	357.4	44.1
Private client	97.0	8.7	1,014.9	278.8	26.0	972.3
Subtotal	489.7	394.2	24.2	1,494.3	1,146.0	30.4
Distribution revenues	133.9	167.0	(19.8)	412.6	469.7	(12.2)
Institutional research services	63.6	-	N/A	199.2	-	N/A
Shareholder servicing fees	24.7	21.5	14.9	71.9	62.4	15.2
Other revenues, net	12.9	32.9	(60.8)	49.4	50.8	(2.8)
Total	$724.8	$615.6	17.7%	$2,227.4	$1,728.9	28.8%

INVESTMENT ADVISORY AND SERVICES FEES

Investment advisory and services fees, the largest component of the Operating Partnership’s revenues, are generally calculated as a small percentage of the value of assets under management and vary with the type of account managed. Fee income is therefore affected by changes in the amount of assets under management, including market appreciation or depreciation, the addition of new client accounts or client contributions of additional assets to existing accounts, withdrawals of assets from and termination of client accounts, purchases and redemptions of mutual fund shares, and shifts of assets between accounts or products with different fee structures. Investment advisory and services fees include brokerage transaction charges of Sanford C. Bernstein & Co., LLC (“SCB LLC”), a wholly-owned subsidiary of the Operating Partnership, for substantially all private client transactions and certain institutional investment management client transactions. Investment advisory and services fees for the three and nine months ended September 30, 2001 increased $95.5 million or 24.2% and $348.3 million or 30.4%, respectively, from the three months and nine months ended September 30, 2000.

Certain investment advisory contracts provide for a performance fee, in addition to or in lieu of a base fee, that is calculated as either a percentage of absolute investment results or a percentage of investment results in excess of a stated benchmark over a specified period of time.  Performance fees are recorded as revenue at the end of the measurement period and will generally be higher in favorable markets and lower in unfavorable markets, which may increase the volatility of the Operating Partnership’s revenues and earnings. Performance fees aggregated $8.6 million and $29.6 million for the three and nine months ended September 30, 2001. The $1.7 million, or 24.6%, increase in performance fees from $6.9 million in the third quarter of 2000 was primarily related to certain new accounts with a value investment orientation. The $6.6 million, or 28.7%, increase in performance fees from $23.0 million for the nine months ended September 30, 2000 was also primarily related to certain new accounts with a value investment orientation.

Retail investment advisory and services fees for the three months ended September 30, 2001 decreased $46.1 million or 17.2% from the three months ended September 30, 2000 primarily as a result of a 9.7% decrease in average assets under management and a shift to lower fee cash management products, offset by a $0.6 million increase in performance fees. Retail investment advisory and services fees for the nine months ended September 30, 2001 decreased $62.2 million or 8.2% from the nine months ended September 30, 2000 primarily as a result of a 3.2% decrease in average assets under management and a shift to lower fee cash management products, offset by a $2.1 million increase in performance fees.

Institutional investment management investment advisory and services fees for the three months ended September 30, 2001 increased $53.3 million or 45.4% from the three months ended September 30, 2000 due to a 18.6% increase in average assets under management and brokerage transaction charges of $9.4 million from certain institutional investment management client transactions, primarily as a result of the Bernstein Acquisition, and an increase in performance fees of $1.1 million. Institutional investment management investment advisory and services fees for the nine months ended September 30, 2001 increased $157.7 million or 44.1% from the nine months ended September 30, 2000 due to a 20.3% increase in average assets under management and brokerage transaction charges of $23.1 million from certain institutional investment management client transactions, primarily as a result of the Bernstein Acquisition, and an increase in performance fees of $4.0 million.

Private client investment advisory and services fees for the three months ended September 30, 2001 increased $88.3 million or 1,014.9% from the three months ended September 30, 2000 due to a 719.1% increase in average assets under management and brokerage transaction charges of $20.8 million, primarily as a result of the Bernstein Acquisition, and an increase in performance fees of $0.1 million. Private client investment advisory and services fees for the nine months ended September 30, 2001 increased $252.8 million or 972.3% from the nine months ended September 30, 2000 due to a 645.1% increase in average assets under management and brokerage transaction charges of $56.6 million, primarily as a result of the Bernstein Acquisition, and an increase in performance fees of $0.5 million.

DISTRIBUTION REVENUES

The Operating Partnership’s subsidiary, Alliance Fund Distributors, Inc. (“AFD”), acts as distributor of the Alliance Mutual Funds and receives distribution plan fees from those funds in reimbursement of distribution expenses it incurs. Distribution revenues for the three months and nine months ended September 30, 2001 decreased 19.8% and 12.2%, respectively, from the three months and nine months ended September 30, 2000 principally due to lower average daily mutual fund assets under management attributable to market depreciation.

INSTITUTIONAL RESEARCH SERVICES

Institutional research services revenue consists of brokerage transaction charges and underwriting syndicate revenues related to services provided to certain institutional investors by SCB LLC.  Brokerage transaction charges earned and related expenses are recorded on a trade date basis.  Syndicate participation and underwriting revenues include gains, losses and fees, net of syndicate expenses, arising from securities offerings in which SCB LLC acts as an underwriter or agent.  Syndicate participation and underwriting revenues are recorded on the offering date. Revenues from institutional research services for three months and nine months ended September 30, 2001 were $63.6 million and $199.2 million, respectively. There were no revenues from institutional research services for the three months and nine months ended September 30, 2000.

SHAREHOLDER SERVICING FEES

The Operating Partnership’s subsidiaries, Alliance Global Investor Services, Inc. and ACM Global Investor Services S.A., provide transfer agency services to the Alliance Mutual Funds. Shareholder servicing fees for the three months and nine months ended September 30, 2001 increased 14.9% and 15.2%, respectively, from the three months and nine months ended September 30, 2000 as a result of increases in the number of mutual fund shareholder accounts serviced. The number of shareholder accounts serviced increased to approximately 7.1 million as of September 30, 2001 compared to approximately 6.3 million as of September 30, 2000.

OTHER REVENUES, NET

Other revenues, net consist of administration and recordkeeping services provided to the Alliance Mutual Funds and the General Accounts of The Equitable Life Assurance Society of the United States (“ELAS”), a wholly-owned subsidiary of AXA Financial, and its insurance subsidiary. Investment income and changes in value of other investments are also included.  Subsequent to the Bernstein Acquisition, other revenues, net also includes net interest income earned on securities loaned to and borrowed from brokers and dealers.  Other revenues, net for the three months ended September 30, 2001 decreased from the three months ended September 30, 2000 principally as a result of interest earned in the third quarter of 2000 on the proceeds from AXA Financial’s purchase of 32,619,775 newly issued Alliance Capital Units on June 21, 2000. Other revenues, net for the nine months ended September 30, 2001 decreased from the nine months ended September 30, 2000 principally as a result of interest earned during the second and third quarters of 2000 on the proceeds from AXA Financial’s purchase of 32,619,775 newly issued Alliance Capital Units offset partially by net interest income earned on securities loaned to and borrowed from brokers and dealers as a result of the Bernstein Acquisition.

EXPENSES
	Three months ended			Nine months ended
(Dollars in millions)	9/30/01	9/30/00	9/30/01	9/30/00	9/30/00	% Change
Employee compensation and benefits	$219.1	$138.8	57.9%	$666.4	$398.9	67.1%
Promotion and servicing	220.4	212.1	3.9	680.4	620.0	9.7
General and administrative	76.4	48.7	56.9	231.3	147.7	56.6
Interest	5.4	8.1	(33.3)	26.5	32.5	(18.5)
Amortization of intangible assets	43.1	1.0	4,210.0	129.4	2.9	4,362.1
Non-recurring item	-	-	N/A	-	(23.9)	N/A
Total	$564.4	$408.7	38.1%	$1,734.0	$1,178.1	47.2%

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

Employee compensation and benefits for the three months and nine months ended September 30, 2001 increased 57.9% and 67.1%, respectively, from the three months and nine months ended September 30, 2000 primarily as a result of increased base compensation, incentive compensation and commissions. These increases were primarily a result of the Bernstein Acquisition and the related increase in the number of employees. The Operating Partnership had 4,505 employees at September 30, 2001 compared to 2,582 at September 30, 2000.

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

Promotion and servicing expenses for the three months and nine months ended September 30, 2001 increased 3.9% and 9.7%, respectively, from the three months and nine months ended September 30, 2000 primarily due to increased amortization of deferred sales commissions of $0.6 million and $13.0 million, respectively, from new sales of Back-End Load Shares under the System (see “Capital Resources and Liquidity”), as well as higher travel and entertainment costs and higher promotional expenditures incurred in connection with mutual fund sales initiatives.

GENERAL AND ADMINISTRATIVE

General and administrative expenses are costs related to operations, including technology, professional fees, occupancy, communications, equipment and similar expenses. General and administrative expenses for the three months and nine months ended September 30, 2001 increased 56.9% and 56.6%, respectively, from the three and nine months ended September 30, 2000 principally as a result of the Bernstein Acquisition and related occupancy and technology expenses.

INTEREST

Interest expense is incurred on the Operating Partnership’s borrowings and on deferred compensation owed to employees. Interest expense for the three months and nine months ended September 30, 2001 decreased from the three months and nine months ended September 30, 2000 primarily as a result of lower interest expense incurred on deferred compensation liabilities offset partially by higher debt.

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

Income tax expense of $9.6 million for the three months ended September 30, 2001 decreased $1.7 million from the three months ended September 30, 2000 primarily as a result of lower pre-tax income, offset by a higher income tax rate for the current quarterly period. Income tax expense of $29.6 million for the nine months ended September 30, 2001 decreased $0.7 million from the nine months ended September 30, 2000 primarily as a result of lower pre-tax income, offset by a higher income tax rate for the current year period.

CAPITAL RESOURCES AND LIQUIDITY

Partners’ capital of the Operating Partnership was $4,021.2 million at September 30, 2001, a decrease of $33.7 million or 0.8% from $4,054.9 million at June 30, 2001 and a decrease of $112.5 million or 2.7% from $4,133.7 million at December 31, 2000. The decrease is primarily due to cash distributions in respect of the Operating Partnership’s Available Cash Flow (as defined in the Alliance Capital Partnership Agreement) for the fourth quarter of 2000 and first and second quarters of 2001 paid in the first, second and third quarters of 2001, respectively.

Cash flow from operations, proceeds from borrowings and proceeds from the issuance of Alliance Capital Units to AXA Financial and its subsidiaries have been the Operating Partnership’s principal sources of working capital.

The Operating Partnership’s cash and cash equivalents increased $216.3 million for the nine months ended September 30, 2001. Cash inflows included $1,006.7 million from operations.  Cash outflows included cash distributions of $597.6 million, net repayment of borrowings of $222.6 million, net purchases of investments of $164.2 million and capital expenditures of $63.3 million.

The System for distributing the Alliance Mutual Funds includes a multi-class share structure. The System permits the Operating Partnership’s open-end mutual funds to offer investors various options for the purchase of mutual fund shares, including the purchase of Front-End Load Shares and Back-End Load Shares. The Front-End Load Shares are subject to a conventional front-end sales charge paid by investors to AFD at the time of sale. AFD in turn compensates the financial intermediaries distributing the funds from the front-end sales charge paid by investors. For Back-End Load Shares, investors do not pay a front-end sales charge although, if there are redemptions before the expiration of the minimum holding period (which ranges from one year to four years), investors pay a contingent deferred sales charge (“CDSC”) to AFD. While AFD is obligated to compensate the financial intermediaries at the time of the purchase of Back-End Load Shares, it receives higher ongoing distribution fees from the funds. Payments made to financial intermediaries in connection with the sale of Back-End Load Shares under the System, net of CDSC received, reduced cash flow from operations by approximately $125.7 million for the nine months ended September 30, 2001. Management believes AFD will recover the payments made to financial intermediaries for the sale of Back-End Load Shares from the higher distribution fees and CDSC it receives over periods not exceeding 5 1/2 years.

During 1998, Alliance Holding increased its commercial paper program to $425 million and entered into a $425 million five-year revolving credit facility with a group of commercial banks. Under the credit facility, the interest rate, at the option of the borrower, is a floating rate generally based upon a defined prime rate, a rate related to the London Interbank Offered Rate (LIBOR) or the Federal Funds rate. A facility fee is payable on the total facility. Borrowings under the credit facility and the commercial paper program may not exceed $425 million in the aggregate. In October 1999, Alliance Holding reorganized by transferring its business and assets to Alliance Capital, a newly formed operating partnership, in exchange for all of the Alliance Capital Units (“Reorganization”).  In connection with the Reorganization, the Operating Partnership assumed Alliance Holding’s rights and obligations under the five-year revolving credit facility and the commercial paper program. The revolving credit facility will be used to provide back-up liquidity for the Operating Partnership’s commercial paper program, to fund commission payments to financial intermediaries for the sale of Back-End Load Shares under the Operating Partnership’s mutual fund distribution system, and for general working capital purposes.

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

In August 2001, the Operating Partnership issued $400 million 5.625% Notes (“Senior Notes”). The Senior Notes mature in 2006 and are redeemable at any time. The proceeds from the Senior Notes were used to reduce commercial paper and credit facilities borrowings and for other general partnership purposes.

At September 30, 2001, the Operating Partnership had $397.9 million of Senior Notes outstanding, $173.0 million of commercial paper and ECNs outstanding and a $6.5 million note related to an acquisition in 1998.

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

In July 2001, the Financial Standards Board issued Statement of Financial Accounting Standards No. 141, (“SFAS 141”) “Business Combinations” and Statement of Financial Accounting Standards No. 142, (“SFAS 142”) “Goodwill and Other Intangible Assets”.  Under the SFAS 141, which has been adopted by the Operating Partnership, the purchase method of accounting is required to be used for all business combinations initiated after June 30, 2001.  The adoption of SFAS 141 did not affect materially the Operating Partnership’s results of operations, liquidity, or capital resources.

SFAS 142 changes the accounting for goodwill and certain intangible assets from an amortization method to an impairment approach.  Thus, amortization of goodwill, including goodwill recorded in connection with past business combinations, will cease upon adoption of that Statement.  However, SFAS 142 requires that goodwill be tested periodically for impairment.  Management intends to adopt SFAS 142 on January 1, 2002.  The impact of the adoption of SFAS 142 on the Operating Partnership’s results of operations, liquidity, or capital resources has not yet been determined.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, (“SFAS 144”) “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS 144 replaces Statement of Financial Accounting Standards No. 121, (“SFAS 121”) “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” and replaces APB Opinion No. 30, (“APB 30”) “Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business”. Management intends to adopt this Statement on January 1, 2002 and does not believe that the adoption of the Statement will have a material effect on the Operating Partnership’s results of operations, liquidity, or capital resources.

CASH DISTRIBUTION

The Operating Partnership is required to distribute all of its Available Cash Flow to the General Partner and Alliance Capital Unitholders. The Available Cash Flow of the Operating Partnership for the three months and nine months ended September 30, 2001 and 2000 were as follows:

	Three months ended		Nine months ended
	9/30/01	9/30/00	9/30/01	9/30/00
Available Cash Flow (in thousands)	$188,196	$186,491	$570,973	$474,958
Distribution Per Unit	$0.75	$0.905	$2.28	$2.54

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

None.

Item 5.                                                            Other Information

None.

Item 6.                                                         Exhibits and Reports on Form 8-K

(a)                    Exhibits

4                                    Senior Indenture, dated as of August 10, 2001, between Alliance Capital Management L.P. and The Bank of New York.

15                              Independent Accountants’ Review Report

(b)                  Reports on Form 8-K

On August 10, 2001, Alliance Capital filed a Current Report on Form 8-K with respect to the Underwriting Agreement relating to Alliance Capital’s 5.625% Notes due 2006 dated August 7, 2001, and the Tax Opinion of Davis Polk Wardell relating to Alliance Capital’s 5.625% Notes due 2006 dated August 10, 2001.

On October 11, 2001, each of Alliance Capital and Alliance Holding filed a Current Report on Form 8-K with respect to a press release issued October 11, 2001.

On November 2, 2001, each of Alliance Capital and Alliance Holding filed a Current Report on Form 8-K with respect to their Third Quarter 2001 Review dated November 1, 2001.

On November 14, 2001, each of Alliance Capital and Alliance Holding filed a Current Report on Form 8-K with respect to a presentation dated November 13, 2001.

On November 14, 2001, each of Alliance Capital and Alliance Holding filed a Current Report on Form 8-K with respect to a press release issued November 13, 2001.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIANCE CAPITAL MANAGEMENT L.P.

Dated: November 14, 2001	By:	Alliance Capital Management Corporation, its General Partner

	By:	/s/ Robert H. Joseph, Jr.
Robert H. Joseph, Jr. Senior Vice President & Chief Financial Officer