Form 10-Q
period 2002-03-31
ALLIANCE CAPITAL MANAGEMENT L P
filed 2002-05-13
CIK 1109448

FORM 10–Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                             to

Commission File No.  000–29961

ALLIANCE CAPITAL MANAGEMENT L.P.

(Exact name of registrant as specified in its charter)

Delaware	13–4064930
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1345 Avenue of the Americas, New York, NY  10105

(Address of principal executive offices)

(Zip Code)

(212) 969–1000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒                                   No  ☐

249,314,840 Units of limited partnership interests in Alliance Capital Management L.P. were outstanding as of March 31, 2002.

ALLIANCE CAPITAL MANAGEMENT L.P.

Part I

FINANCIAL INFORMATION

Item 1.      Financial Statements

ALLIANCE CAPITAL MANAGEMENT L.P.

Condensed Consolidated Statements of Financial Condition

(in thousands)

ASSETS	3/31/02	12/31/01
	(unaudited)

Cash and cash equivalents	$198,011	$220,127
Cash and securities segregated, at market (cost: $1,094,608 and $1,409,013)	1,098,184	1,415,158
Receivables:
Brokers and dealers	1,511,862	1,441,604
Brokerage clients.	252,717	156,945
Fees	320,784	356,033
Investments, available-for-sale	266,837	281,718
Furniture, equipment and leasehold improvements, net	246,604	243,988
Goodwill, net	2,876,657	2,876,657
Intangible assets, net	382,950	388,125
Deferred sales commissions, net	626,235	648,244
Other investments	37,721	52,651
Other assets	95,448	94,143
Total assets	$7,914,010	$8,175,393

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:
Payables:
Brokers and dealers	$1,135,581	$995,627
Brokerage clients	1,385,055	1,822,735
Alliance Mutual Funds	213,180	211,621
Accounts payable and accrued expenses	187,758	194,538
Accrued compensation and benefits	347,482	328,077
Debt	718,997	627,609
Minority interests in consolidated subsidiaries	7,318	7,026
Total liabilities	3,995,371	4,187,233

Partners’ capital	3,918,639	3,988,160
Total liabilities and partners’ capital	$7,914,010	$8,175,393

See accompanying notes to condensed consolidated financial statements.

ALLIANCE CAPITAL MANAGEMENT L.P.

Condensed Consolidated Statements of Income

(unaudited)

(in thousands, except per Unit amounts)

	Three Months Ended
	3/31/02	3/31/01
Revenues:
Investment advisory and services fees	$486,283	$497,807
Distribution revenues	129,179	140,377
Institutional research services	71,810	64,406
Shareholder servicing fees	24,624	22,665
Other revenues, net	8,627	17,182
	720,523	742,437

Expenses:
Employee compensation and benefits	236,112	220,133
Promotion and servicing:
Distribution plan payments	118,715	124,083
Amortization of deferred sales commissions	57,002	58,308
Other	37,809	46,727
General and administrative	80,603	75,469
Interest	8,382	12,589
Amortization of intangible assets	5,175	43,134
	543,798	580,443

Income before income taxes	176,725	161,994

Income taxes	8,837	9,720

Net income	$167,888	$152,274

Net income per Unit:
Basic	$0.67	$0.61
Diluted	$0.66	$0.59

See accompanying notes to condensed consolidated financial statements.

ALLIANCE CAPITAL MANAGEMENT L.P.

Condensed Consolidated Statements of

Changes in Partners’ Capital

and Comprehensive Income

(unaudited)

(in thousands)

	Three Months Ended
	3/31/02	3/31/01
Partners’ capital - beginning of period	$3,988,160	$4,133,677
Comprehensive income:
Net income	167,888	152,274
Other comprehensive income:
Unrealized loss on investments, net	(191)	(1,166)
Foreign currency translation adjustment, net	(1,137)	(1,788)
Comprehensive income	166,560	149,320
Capital contributions from General Partner	156	118
Cash distributions to partners	(187,696)	(214,843)
Purchase of Alliance Holding Units to fund deferred compensation plans, net	(75,717)	(8,627)
Amortization of deferred compensation expense	18,160	6,073
Proceeds from options for Alliance Holding Units exercised	9,016	8,681
Partners’ capital - end of period	$3,918,639	$4,074,399

See accompanying notes to condensed consolidated financial statements.

ALLIANCE CAPITAL MANAGEMENT L.P.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended
	3/31/02	3/31/01
Cash flows from operating activities:
Net income	$167,888	$152,274
Adjustments to reconcile net income to net cash provided from operating activities:
Amortization and depreciation	73,944	111,578
Other, net	23,979	18,740
Changes in assets and liabilities:
Decrease in segregated cash and securities	316,974	370,894
(Increase) decrease in receivable from brokers and dealers	(70,228)	359,931
Increase in receivable from brokerage clients	(95,719)	(3,203)
Decrease in fees receivables	34,949	80,161
Increase in deferred sales commissions	(34,992)	(45,659)
Decrease in other investments	15,537	17,578
(Increase) decrease in other assets	(2,121)	156
Increase (decrease) in payable to Alliance Mutual Funds	1,558	(60,535)
Increase (decrease) in payable to brokers and dealers	140,008	(211,100)
Decrease in payable to brokerage clients	(437,703)	(418,562)
Decrease in accounts payable and accrued expenses	(6,552)	(57,970)
Increase in accrued compensation and benefits, less deferred compensation	14,861	14,762
Net cash provided from operating activities	142,383	329,045

Cash flows from investing activities:
Purchase of investments	(1,340,772)	(459,550)
Proceeds from sale of investments	1,355,984	464,132
Additions to furniture, equipment and leasehold improvements, net	(14,651)	(15,346)
Net cash provided from (used in) investing activities	561	(10,764)

Cash flows from financing activities:
Proceeds from issuance of debt	6,618,413	3,211,481
Repayment of debt	(6,528,091)	(3,331,875)
Cash distributions to partners	(187,696)	(214,843)
Capital contributions from General Partner	156	118
Proceeds from options for Alliance Holding Units exercised	9,016	8,681
Purchase of Alliance Holding Units to fund deferred compensation plans	(75,717)	(8,627)
Net cash used in financing activities	(163,919)	(335,065)

Effect of exchange rate changes on cash and cash equivalents	(1,141)	(1,372)

Net decrease in cash and cash equivalents	(22,116)	(18,156)
Cash and cash equivalents at beginning of period	220,127	216,251
Cash and cash equivalents at end of period	$198,011	$198,095

See accompanying notes to condensed consolidated financial statements.

ALLIANCE CAPITAL MANAGEMENT L.P.

Notes to Condensed Consolidated Financial Statements

March 31, 2002

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

Alliance Capital is a registered investment adviser under the Investment Advisers Act of 1940. Alliance Holding Units are publicly traded on the New York Stock Exchange.  Alliance Capital Units do not trade publicly and are subject to significant restrictions on transfer.

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

At March 31, 2002, Alliance Holding owned approximately 75.5 million, or 30%, of the issued and outstanding Alliance Capital Units. ACMC owns 100,000 general partnership Units in Alliance Holding and a 1% general partnership interest in the Operating Partnership. At March 31, 2002, AXA Financial was the beneficial owner of approximately 2% of the outstanding Alliance Holding Units and approximately 52% of the outstanding Alliance Capital Units which, including the general partnership interests in the Operating Partnership and Alliance Holding, represents an economic interest of approximately 53% in the Operating Partnership. At March 31, 2002, SCB Partners Inc., a wholly-owned subsidiary of SCB Inc., was the beneficial owner of approximately 16% of the outstanding Alliance Capital Units.

2.             Business Description

The Operating Partnership provides diversified investment management and related services globally to a broad range of clients including (a) institutional investors, consisting of unaffiliated entities such as corporate and public employee pension funds, endowment funds, domestic and foreign institutions and governments and affiliates such as AXA and its insurance company subsidiaries, by means of separate accounts, sub-advisory relationships resulting from the efforts of the institutional marketing department, structured products, group trusts and mutual funds sold exclusively to institutional investors and high net worth individuals, (b) private clients, consisting of high net worth individuals, trusts and estates, charitable foundations, partnerships, private and family corporations and other entities, by means of separate accounts, hedge funds and certain other vehicles, (c) individual investors by means of publicly distributed mutual funds sponsored by the Operating Partnership, its subsidiaries and consolidated joint venture companies including cash management products such as money market funds and deposit accounts and sub-advisory relationships in respect of mutual funds sponsored by third parties resulting from the efforts of the mutual fund marketing department (“Alliance Mutual Funds”) and managed account products, and (d) institutional investors by means of in-depth research, portfolio strategy, trading and brokerage-related services. The Operating Partnership and its subsidiaries provide investment management, distribution and shareholder and administrative services to the Alliance Mutual Funds.

3.             Summary of Significant Accounting Policies

Basis of Presentation

The unaudited interim condensed consolidated financial statements of the Operating Partnership included herein have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of (a) the Operating Partnership’s financial position at March 31, 2002, (b) the Operating Partnership’s results of operations for the three months ended March 31, 2002 and 2001, and (c) the Operating Partnership’s cash flows for the three months ended March 31, 2002 and 2001, have been made.

Reclassifications

Certain prior period amounts have been reclassified to conform with the current period presentation.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of acquired companies. Goodwill is tested annually for impairment. Possible goodwill impairment is indicated if book value exceeds estimated fair value. The indication of possible goodwill impairment would then require the measurement of the Operating Partnership’s assets and liabilities as if the Operating Partnership had been acquired. This measurement may or may not result in goodwill impairment. Any goodwill deemed impaired is written off with a corresponding charge to earnings.

Intangible Assets

Intangible assets consist of costs assigned to investment contracts of businesses acquired. Costs assigned to investment contracts of businesses acquired are being amortized on a straight-line basis over estimated useful lives of twenty years. Impairment of intangible assets is evaluated by comparing the undiscounted cash flows expected to be realized from those intangible assets to their recorded values. If the expected future cash flows are less than the carrying value of intangible assets, an impairment loss is recognized for the difference between the carrying amount and the estimated fair value of those intangible assets.

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

4.             Cash and Securities Segregated Under Federal Regulations and Other Requirements

At March 31, 2002, $1.1 billion in United States Treasury Bills was segregated in a special reserve bank custody account for the exclusive benefit of customers under rule 15c3-3 of the SEC.

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

	Three Months Ended
	3/31/02	3/31/01
Net income	$167,888	$152,274

Weighted average units outstanding - Basic	248,995	247,452
Dilutive effect of employee options	4,707	6,370
Weighted average units outstanding - Diluted	253,702	253,822

Basic net income per unit	$0.67	$0.61
Diluted net income per unit	$0.66	$0.59

6.             Commitments and Contingencies

On April 25, 2001, an amended class action complaint (“Miller Complaint”) entitled Miller, et al. v. Mitchell Hutchins Asset Management, Inc., et al., was filed in federal district court in the Southern District of Illinois against Alliance Capital, Alliance Fund Distributors, Inc. (“AFD”), and other defendants alleging violations of the federal Investment Company Act of 1940, as amended (“ICA”) and breaches of common law fiduciary duty. The allegations in the Miller Complaint concern six mutual funds with which Alliance Capital has investment advisory agreements, including Alliance Premier Growth Fund (“Premier Growth Fund”), Alliance Health Care Fund, Alliance Growth Fund, Alliance Quasar Fund, Alliance Fund, and Alliance Disciplined Value Fund. The principal allegations of the Miller Complaint are that (i) certain advisory agreements concerning these funds were negotiated, approved, and executed in violation of the ICA, in particular because certain directors of these funds should be deemed interested under the ICA; (ii) the distribution plans for these funds were negotiated, approved, and executed in violation of the ICA; and (iii) the advisory fees and distribution fees paid to Alliance Capital and AFD, respectively, are excessive and, therefore, constitute a breach of fiduciary duty. Plaintiffs seek a recovery of certain fees paid by these funds to Alliance Capital. On March 12, 2002 the court issued an order granting defendants’ motion to dismiss the Miller Complaint. The court allowed plaintiffs up to and including April 1, 2002 to file an amended complaint comporting with its order. On April 1, 2002, plaintiffs filed a Second Amended Complaint. In the Second Amended Complaint, shareholders of the Premier Growth Fund, the Alliance Growth and Income Fund, and the Alliance Quasar Fund claim that the advisory and distribution fees paid by those funds are excessive. The nature of the allegations and relief sought in the Second Amended Complaint is substantially similar to the Miller Complaint.  On May 1, 2002, defendants filed a motion to dismiss the Second Amended Complaint.

Alliance Capital and AFD believe that plaintiffs’ allegations in the Second Amended Complaint are without merit and intend to vigorously defend against these allegations.  At the present time, management of Alliance Capital and AFD are unable to estimate the impact, if any, that the outcome of this action may have on Alliance Capital’s results of operations or financial condition.

On December 7, 2001 a complaint entitled Benak v. Alliance Capital Management L.P. and Alliance Premier Growth Fund (“Benak Complaint”) was filed in federal district court in the District of New Jersey against Alliance Capital and Premier Growth Fund alleging violation of the ICA. The principal allegations of the Benak Complaint are that Alliance Capital breached its duty of loyalty to Premier Growth Fund because one of the directors of the General Partner of Alliance Capital served as a director of Enron Corp. (“Enron”) when Premier Growth Fund purchased shares of Enron and as a consequence thereof the investment advisory fees paid to Alliance Capital by Premier Growth Fund should be returned as a means of recovering for Premier Growth Fund the losses plaintiff allege were caused by the alleged breach of the duty of loyalty. Plaintiff seeks recovery of certain fees paid by Premier Growth Fund to Alliance Capital. On December 21, 2001 a complaint entitled Roy v. Alliance Capital Management L.P. and Alliance Premier Growth Fund (“Roy Complaint”) was filed in federal district court in the Middle District of Florida, Tampa Division, against Alliance Capital and Premier Growth Fund. The allegations and relief sought in the Roy Complaint are virtually identical to the Benak Complaint. On March 13, 2002 the court granted the defendants’ motion to transfer the Roy Complaint to federal district court in the District of New Jersey. On December 26, 2001 a complaint entitled Roffe v. Alliance Capital Management L.P. and Alliance Premier Growth Fund (“Roffe Complaint”) was filed in federal district court in the District of New Jersey against Alliance Capital and Premier Growth Fund. The allegations and relief sought in the Roffe Complaint are virtually identical to the Benak Complaint. On February 14, 2002 a complaint entitled Tatem v. Alliance Capital Management L.P. and Alliance Premier Growth Fund (“Tatem Complaint”) was filed in federal district court in the District of New Jersey against Alliance Capital and Premier Growth Fund. The allegations and relief sought in the Tatem Complaint are virtually identical to the Benak Complaint. On March 6, 2002 a complaint entitled Gissen v. Alliance Capital Management L.P. and Alliance Premier Growth Fund (“Gissen Complaint”) was filed in federal district court in the District of New Jersey against Alliance Capital and Premier Growth Fund. The allegations and relief sought in the Gissen Complaint are virtually identical to the Benak Complaint.  Plaintiffs in the Benak, Roy, Roffe, Tatem and Gissen cases have moved to consolidate the complaints.

Alliance Capital believes the plaintiffs’ allegations in the Benak Complaint, Roy Complaint, Roffe Complaint, Tatem Complaint and Gissen Complaint are without merit and intends to vigorously defend against these allegations. At the present time management of Alliance Capital is unable to estimate the impact, if any, that the outcome of these actions may have on Alliance Capital’s results of operations or financial condition.

On April 8, 2002 in In re Enron Corporation Securities Litigation, a consolidated complaint (the “Enron Complaint”) was filed in the district court in the Southern District of Texas, Houston Division, against numerous defendants, including Alliance Capital. The principal allegations of the Enron Complaint, as they pertain to Alliance Capital, are that Alliance Capital violated Sections 11 and 15 of the Securities Act of 1933, with respect to a registration statement filed by Enron and effective with the Securities and Exchange Commission on July 18, 2001, which was used to sell $1.9 billion Enron Corporation Zero Coupon Convertible Notes due 2021. Plaintiffs allege that Frank Savage, who was at that time an employee of Alliance Capital and who was and remains a director of the general partner of Alliance Capital, signed the registration statement at issue. Plaintiffs allege that the registration statement was materially misleading. Plaintiffs further allege that Alliance Capital was a controlling person of Frank Savage. Plaintiffs therefore assert that Alliance Capital is itself liable for the allegedly misleading registration statement. Plaintiffs seek recission or a recissionary measure of damages. The Enron Complaint specifically states that “[n]o allegations of fraud are made against or directed at” Alliance Capital.

Alliance Capital believes the allegations of the Enron Complaint as to it are without merit and intends to vigorously defend against these allegations. At the present time management of Alliance Capital is unable to estimate the impact, if any, that the outcome of this action may have on Alliance Capital’s results of operations or financial condition.

On May 7, 2002, a complaint entitled The Florida State Board of Administration v. Alliance Capital Management L.P. (the “SBA Complaint”) was filed in the Circuit Court of the Second Judicial Circuit, in and for Leon County, Florida against Alliance Capital.  The SBA Complaint alleges breach of contract relating to the Investment Management Agreement between The Florida State Board of Administration (“SBA”) and Alliance Capital, breach of the covenant of good faith and fair dealing contained in the Investment Management Agreement, breach of fiduciary duty, negligence, gross negligence and violation of the Florida Securities and Investor Protection Act, in connection with purchases and sales of Enron common stock for the SBA investment account.  The SBA seeks more than $300 million in compensatory damages and an unspecified amount of punitive damages.

Alliance Capital believes the SBA’s allegations in the SBA Complaint are without merit and intends to vigorously defend against these allegations.  At the present time management of Alliance Capital is unable to estimate the impact, if any, that the outcome of this action may have on Alliance Capital’s results of operations or financial condition.

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

7.             Income Taxes

The Operating Partnership is a private partnership for federal income tax purposes and, accordingly, is not subject to federal or state corporate income taxes. However, the Operating Partnership and SCB LLC are subject to the New York City unincorporated business tax. Domestic corporate subsidiaries of the Operating Partnership, which are subject to federal, state and local income taxes, are generally included in the filing of a consolidated federal income tax return. Separate state and local income tax returns are filed. Foreign corporate subsidiaries are generally subject to taxes in the foreign jurisdictions where they are located.

8.             Supplemental Cash Flow Information

Cash payments for interest and income taxes were as follows (in thousands):

	Three Months Ended
	3/31/02	3/31/01
Interest	$12,715	$13,093
Income taxes	5,566	9,392

9.             Goodwill Amortization — Adoption of SFAS 142

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets”. SFAS 142 changes the accounting for goodwill and certain intangible assets from an amortization method to an impairment approach. Management adopted SFAS 142 on January 1, 2002. In accordance with SFAS 142, the Operating Partnership ceased amortizing goodwill as of January 1, 2002. In addition, SFAS 142 requires the Operating Partnership’s goodwill to be tested annually for impairment with the first test to be completed by June 30, 2002. Although the testing of the Operating Partnership’s goodwill for impairment has not yet been completed, management believes that the completion of such testing will not result in an indicated impairment. Had the Operating Partnership not amortized goodwill for the three months ended March 31, 2001, net income, basic net income per Unit and diluted net income per Unit would have been as follows:

	Three Months Ended
	3/31/02	3/31/01
Reported net income	$167,888	$152,274
Add back: Goodwill amortization	—	37,959
Adjusted net income	$167,888	$190,233

Reported basic net income per Unit	$0.67	$0.61
Add back: Goodwill amortization	—	0.15
Adjusted basic net income per Unit	$0.67	$0.76

Reported diluted net income per Unit	$0.66	$0.59
Add back: Goodwill amortization	—	0.15
Adjusted diluted net income per Unit	$0.66	$0.74

10.           Cash Distribution

On May 2, 2002, the General Partner declared a distribution of $168,728,000 or $0.67 per Alliance Capital Unit representing a distribution from Available Cash Flow (as defined in the Alliance Capital Partnership Agreement) of the Operating Partnership for the three months ended March 31, 2002. The distribution is payable on May 23, 2002 to holders of record on May 13, 2002.

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

Alliance Capital is a registered investment adviser under the Investment Advisers Act of 1940. Alliance Holding Units are publicly traded on the New York Stock Exchange.  Alliance Capital Units do not trade publicly and are subject to significant restrictions on transfer.

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

At March 31, 2002, Alliance Holding owned approximately 75.5 million, or 30%, of the issued and outstanding Alliance Capital Units. ACMC owns 100,000 general partnership Units in Alliance Holding and a 1% general partnership interest in the Operating Partnership. At March 31, 2002, AXA Financial was the beneficial owner of approximately 2% of the outstanding Alliance Holding Units and approximately 52% of the outstanding Alliance Capital Units which, including the general partnership interests in the Operating Partnership and Alliance Holding, represents an economic interest of approximately 53% in the Operating Partnership. At March 31, 2002, SCB Partners Inc., a wholly-owned subsidiary of SCB Inc., was the beneficial owner of approximately 16% of the outstanding Alliance Capital Units.

The Operating Partnership

The Operating Partnership provides diversified investment management and related services globally to a broad range of clients including (a) institutional investors, consisting of unaffiliated entities such as corporate and public employee pension funds, endowment funds, domestic and foreign institutions and governments and affiliates such as AXA and its insurance company subsidiaries, by means of separate accounts, sub-advisory relationships resulting from the efforts of the institutional marketing department, structured products, group trusts and mutual funds sold exclusively to institutional investors and high net worth individuals, (b) private clients, consisting of high net worth individuals, trusts and estates, charitable foundations, partnerships, private and family corporations and other entities, by means of separate accounts, hedge funds and certain other vehicles, (c) individual investors by means of publicly distributed mutual funds sponsored by the Operating Partnership, its subsidiaries and consolidated joint venture companies including cash management products such as money market funds and deposit accounts and sub-advisory relationships in respect of mutual funds sponsored by third parties resulting from the efforts of the mutual fund marketing department (“Alliance Mutual Funds”) and managed account products, and (d) institutional investors by means of in-depth research, portfolio strategy, trading and brokerage-related services. The Operating Partnership and its subsidiaries provide investment management, distribution and shareholder and administrative services to the Alliance Mutual Funds.

General

The Operating Partnership’s revenues are largely dependent on the total value and composition of assets under its management. Assets under management were $452.2 billion at March 31, 2002, an increase of 5.4% from March 31, 2001 primarily as a result of continuing net asset inflows, offset by market depreciation. Active equity and balanced assets under management, which comprise approximately 61% of total assets under management, were 6.5% higher. Active fixed income, including cash management products, assets under management, which comprise approximately 32% of total assets under management, increased by 4.6%.

In the first quarter of 2002, sales of Alliance Mutual Fund shares, excluding cash management products, were $9.2 billion compared to sales of $9.4 billion in the first quarter of 2001. The decrease in mutual fund sales, along with a decrease in redemptions, resulted in net Alliance Mutual Fund share sales of $2.4 billion for the three months ended March 31, 2002, an increase of 20.0% from the $2.0 billion for the three months ended March 31, 2001.

Assets Under Management (1):
(Dollars in billions)	3/31/02	3/31/01	$ Change	% Change
Retail	$169.5	$172.1	$(2.6)	(1.5)%
Institutional investment management	242.1	220.9	21.2	9.6
Private client	40.6	36.0	4.6	12.8
Total	$452.2	$429.0	$23.2	5.4%

Assets Under Management by Investment Orientation (1):
(Dollars in billions)	3/31/02	3/31/01	$ Change	% Change
Active equity & balanced - Growth
U.S.	$126.6	$138.8	$(12.2)	(8.8)%
Global & international	39.1	28.7	10.4	36.2
Active equity & balanced - Value
U.S.	83.8	71.7	12.1	16.9
Global & international	24.4	18.1	6.3	34.8
Total active equity & balanced	273.9	257.3	16.6	6.5
Active fixed income
U.S.	115.5	116.3	(0.8)	(0.7)
Global & international	31.4	24.1	7.3	30.3
Passive
U.S.	24.9	26.8	(1.9)	(7.1)
Global & international	6.5	4.5	2.0	44.4
Total	$452.2	$429.0	$23.2	5.4%

Average Assets Under Management (1) (2):	Three months ended
(Dollars in billions)	3/31/02	3/31/01	% Change
Retail	$168.7	$177.0	(4.7)%
Institutional investment management	239.6	237.6	0.8
Private client	39.7	36.5	8.8
Total	$448.0	$451.1	(0.7)%

Annualized Fee Base (3):
(Dollars in millions)	3/31/02	3/31/01	% Change
Retail	$908.5	$931.0	(2.4)%
Institutional investment management	606.5	557.9	8.7
Private client	335.2	294.4	13.9
Total	$1,850.2	$1,783.3	3.8%

Analysis of Assets Under Management (1):
(Dollars in billions)	2002				2001
	Retail	Institutional Investment Mgmt	Private Client	Total	Retail	Institutional Investment Mgmt	Private Client	Total
Balance at January 1,	$171.5	$241.5	$39.2	$452.2	$176.9	$237.4	$35.7	$450.0
Sales/new accounts	9.3	6.3	1.9	17.5	10.5	5.7	1.1	17.3
Redemptions/terminations	(6.9)	(3.2)	(0.7)	(10.8)	(7.7)	(3.3)	(0.7)	(11.7)
Net cash management sales	(1.5)	—	—	(1.5)	5.0	—	—	5.0
Cash flow/unreinvested dividends	(0.2)	0.4	(0.3)	(0.1)	(0.2)	(0.6)	0.3	(0.5)
Net asset inflows	0.7	3.5	0.9	5.1	7.6	1.8	0.7	10.1
Australia JV company	—	—	—	—	5.4	3.2	—	8.6
Market appreciation (depreciation)	(2.7)	(2.9)	0.5	(5.1)	(17.8)	(21.5)	(0.4)	(39.7)
Net change	(2.0)	0.6	1.4	—	(4.8)	(16.5)	0.3	(21.0)
Balance at March 31,	$169.5	$242.1	$40.6	$452.2	$172.1	$220.9	$36.0	$429.0

(1)	Excludes certain non-discretionary relationships. Certain amounts in the 2001 presentation have been reclassified to conform to the 2002 presentation.
(2)	Average monthly AUM.
(3)	Annualized Fee Base is defined as period end AUM times contractual annualized fee rates; assumes no change in AUM or fee rates for one year.

Assets under management at March 31, 2002 were $452.2 billion, unchanged from December 31, 2001. Retail assets under management at March 31, 2002 were $169.5 billion, a decrease of $2.0 billion or 1.2% from December 31, 2001, due to market depreciation of $2.7 billion offset by net asset inflows of $0.7 billion. Institutional investment management assets under management at March 31, 2002 were $242.1 billion, an increase of $0.6 billion or 0.2% from December 31, 2001. This increase was due to net asset inflows of $3.5 billion offset by market depreciation of $2.9 billion. Private client assets under management at March 31, 2002 were $40.6 billion, an increase of $1.4 billion or 3.6% from December 31, 2001. This increase was due to net asset inflows of $0.9 billion and market appreciation of $0.5 billion.

Assets under management at March 31, 2001 were $429.0 billion, a decrease of $21.0 billion or 4.7% from December 31, 2000. Retail assets under management at March 31, 2001 were $172.1 billion, a decrease of $4.8 billion or 2.7% from December 31, 2000, due to market depreciation of $17.8 billion, offset by $5.4 billion contributed to a new Australia JV company and net asset inflows of $7.6 billion. Institutional investment management assets under management at March 31, 2001 were $220.9 billion, a decrease of $16.5 billion or 7.0% from December 31, 2000. This decrease was due to market depreciation of $21.5 billion offset by $3.2 billion contributed to a new Australia JV company and net asset inflows of $1.8 billion. Private client assets under management at March 31, 2001 were $36.0 billion, an increase of $0.3 billion or 0.8% from December 31, 2000. This increase was due to net asset inflows of $0.7 billion offset by market depreciation of $0.4 billion.

Consolidated Results of Operations

	Three Months Ended
(Dollars in millions)	3/31/02	3/31/01		% Change
Revenues	$720.5	$742.4		(2.9)%
Expenses	543.8	580.4		(6.3)
Income before income taxes	176.7	162.0		9.1
Income taxes	8.8	9.7		(9.3)
Net income	$167.9	$152.3		10.2
Diluted net income per Unit	$0.66	$0.59		11.9

Net income as adjusted	$167.9	$190.2	(1)	(11.7)
Diluted net income per Unit as adjusted	$0.66	$0.74	(1)	(10.8)

Net income	$167.9	$152.3		10.2
Amortization of intangibles and goodwill	5.2	43.1		(87.9)
Net operating earnings (2)	$173.1	$195.4		(11.4)

Base fee earnings	$169.2	$192.2		(12.0)
Performance fee earnings	3.9	3.2		21.9
Net operating earnings (2)	$173.1	$195.4		(11.4)

Diluted net income per Unit	$0.66	$0.59		11.9
Amortization of intangibles and goodwill per Unit	0.02	0.17		(88.2)
Net operating earnings per Unit	$0.68	$0.76		(10.5)

Base fee earnings per Unit	$0.66	$0.75		(12.0)
Performance fee earnings per Unit	0.02	0.01		100.0
Net operating earnings per Unit	$0.68	$0.76		(10.5)

Distributions per Unit	$0.67	$0.75		(10.7)%
Pre-tax operating margin (3)	30.8%	34.1%

(1)                                  Net income as adjusted excludes the effect of amortization of goodwill for the three months ended March 31, 2001.

(2)                                  Net operating earnings: Net income excluding amortization of intangibles and goodwill.

(3)                                  Income before income taxes (excluding amortization of intangibles and goodwill) as a percentage of revenues (excluding distribution revenues).

Net income for the three months ended March 31, 2002 increased $15.6 million or 10.2% to $167.9 million from net income of $152.3 million for the three months ended March 31, 2001. The increase was principally due to a decrease in expenses, primarily amortization of goodwill from the adoption of Statement of Financial Accounting Standards No. 142 (“SFAS 142”) on January 1, 2002 and promotion and servicing, offset by a decrease in revenues, primarily investment advisory and services fees and distribution revenues.

REVENUES

	Three months ended
(Dollars in millions)	3/31/02	3/31/01	% Change
Investment advisory and services fees:
Retail	$217.9	$253.9	(14.2)%
Institutional investment management	165.7	160.0	3.6
Private client	102.7	83.9	22.4
Subtotal	486.3	497.8	(2.3)
Distribution revenues	129.2	140.4	(8.0)
Institutional research services	71.8	64.4	11.5
Shareholder servicing fees	24.6	22.6	8.8
Other revenues, net	8.6	17.2	(50.0)
Total	$720.5	$742.4	(2.9)%

INVESTMENT ADVISORY AND SERVICES FEES

Investment advisory and services fees, the largest component of the Operating Partnership’s revenues, are generally calculated as a small percentage of the value of assets under management and vary with the type of account managed. Fee income is therefore affected by changes in the amount of assets under management, including market appreciation or depreciation, the addition of new client accounts or client contributions of additional assets to existing accounts, withdrawals of assets from and termination of client accounts, purchases and redemptions of mutual fund shares, and shifts of assets between accounts or products with different fee structures. Investment advisory and services fees include brokerage transaction charges of Sanford C. Bernstein & Co., LLC (“SCB LLC”), a wholly-owned subsidiary of the Operating Partnership, for substantially all private client transactions and certain institutional investment management client transactions. Investment advisory and services fees for the three months ended March 31, 2002 decreased 2.3% from first quarter 2001.

Certain investment advisory contracts provide for a performance fee, in addition to or in lieu of a base fee, that is calculated as either a percentage of absolute investment results or a percentage of investment results in excess of a stated benchmark over a specified period of time.  Performance fees are recorded as revenue at the end of the measurement period and will generally be higher in favorable markets and lower in unfavorable markets, which may increase the volatility of the Operating Partnership’s revenues and earnings. Performance fees aggregated $6.2 million for the three months ended March 31, 2002. The $1.8 million, or 40.9%, increase in performance fees from $4.4 million in the first quarter of 2001 was primarily related to higher absolute and relative investment returns on certain institutional investment advisory contracts.

Retail investment advisory and services fees for the three months ended March 31, 2002 decreased by $36.0 million or 14.2% from the three months ended March 31, 2001 primarily as a result of a 4.7% decrease in average retail assets under management, a shift in assets to lower fee products and a $0.4 million decrease in performance fees.

Institutional investment management investment advisory and services fees for the three months ended March 31, 2002 increased by $5.7 million or 3.6% from the three months ended March 31, 2001 due primarily to a 0.8% increase in average assets under management, an increase in performance fees of $2.0 million and an increase in transaction charges.

Private client investment advisory and services fees for the three months ended March 31, 2002 increased by $18.8 million or 22.4% from the three months ended March 31, 2001 due primarily to an 8.8% increase in average assets under management, a $0.2 million increase in performance fees and an increase in transaction charges.

DISTRIBUTION REVENUES

The Operating Partnership’s subsidiary, Alliance Fund Distributors, Inc. (“AFD”), acts as distributor of the Alliance Mutual Funds and receives distribution plan fees from those funds in reimbursement of distribution expenses it incurs. Distribution revenues for the three months ended March 31, 2002 decreased 8.0% from the three months ended March 31, 2001 principally due to lower average mutual fund assets under management attributable to market depreciation.

INSTITUTIONAL RESEARCH SERVICES

Institutional research services revenue consists of brokerage transaction charges and underwriting syndicate revenues related to services provided to certain institutional investors by SCB LLC. Brokerage transaction charges earned and related expenses are recorded on a trade date basis. Syndicate participation and underwriting revenues include gains, losses and fees, net of syndicate expenses, arising from securities offerings in which SCB LLC acts as an underwriter or agent. Syndicate participation and underwriting revenues are recorded on the offering date. Revenues from institutional research services for three months ended March 31, 2002 were $71.8 million, an increase of 11.5% from the three months ended March 31, 2001 due to higher New York Stock Exchange volume and increased market share.

SHAREHOLDER SERVICING FEES

The Operating Partnership’s subsidiaries, Alliance Global Investor Services, Inc. and ACM Global Investor Services S.A., provide transfer agency services to the Alliance Mutual Funds. Shareholder servicing fees for the three months ended March 31, 2002 increased 8.8% from the three months ended March 31, 2001 as a result of increases in the number of mutual fund shareholder accounts serviced. The number of shareholder accounts serviced increased to approximately 7.6 million as of March 31, 2002 compared to approximately 6.7 million as of March 31, 2001.

OTHER REVENUES, NET

Other revenues, net consist principally of net interest income earned on securities loaned to and borrowed from brokers and dealers and administration and recordkeeping services provided to the Alliance Mutual Funds. Investment income and changes in value of other investments are also included. Other revenues, net for the three months ended March 31, 2002 decreased 50.0% from the three months ended March 31, 2001 primarily as a result of lower net interest income earned on securities loaned to and borrowed from brokers and dealers.

EXPENSES

	Three months ended
(Dollars in millions)	3/31/02	3/31/01	% Change
Employee compensation and benefits	$236.1	$220.1	7.3%
Promotion and servicing	213.5	229.1	(6.8)
General and administrative	80.6	75.5	6.8
Interest	8.4	12.6	(33.3)
Amortization of intangible assets	5.2	43.1	(87.9)
Total	$543.8	$580.4	(6.3)%

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

Employee compensation and benefits for the three months ended March 31, 2002 increased 7.3% from the three months ended March 31, 2001 primarily as a result of increased commissions on private client transactions. The Operating Partnership had 4,475 employees at March 31, 2002 compared to 4,425 at March 31, 2001.

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

Promotion and servicing expenses for the three months ended March 31, 2002 decreased 6.8% from the three months ended March 31, 2001 primarily due to lower distribution plan payments and a decrease of $1.3 million in amortization of deferred sales commissions. Other promotion and servicing expenses decreased primarily as a result of lower travel and entertainment costs and lower advertising expenses.

GENERAL AND ADMINISTRATIVE

General and administrative expenses are costs related to operations, including technology, professional fees, occupancy, communications, equipment and similar expenses. General and administrative expenses for the three months ended March 31, 2002 increased 6.8% from the three months ended March 31, 2001 principally as a result of higher occupancy expenses related to the Bernstein Acquisition.

INTEREST

Interest expense is incurred on the Operating Partnership’s borrowings and on deferred compensation owed to employees. Interest expense for the three months ended March 31, 2002 decreased 33.3% from the three months ended March 31, 2001 primarily as a result of lower interest rates on short-term debt and lower expenses incurred on deferred compensation liabilities.

TAXES ON INCOME

The Operating Partnership, a private limited partnership, is not subject to federal or state corporate income taxes. However, the Operating Partnership and SCB LLC are subject to the New York City unincorporated business tax. Domestic corporate subsidiaries of the Operating Partnership are subject to federal, state and local income taxes, and are generally included in the filing of a consolidated federal income tax return; separate state and local income tax returns are filed. Foreign corporate subsidiaries are generally subject to taxes in the foreign jurisdictions where they are located.

Income tax expense of $8.8 million for the three months ended March 31, 2002 decreased $0.9 million from the three months ended March 31, 2001 primarily as a result of a lower effective tax rate.

CAPITAL RESOURCES AND LIQUIDITY

Partners’ capital of the Operating Partnership was $3,918.6 million at March 31, 2002, a decrease of $69.6 million or 1.7% from $3,988.2 million at December 31, 2001. The decrease is primarily due to cash distributions in respect of the Operating Partnership’s Available Cash Flow (as defined in the Alliance Capital Partnership Agreement) for the fourth quarter of 2001 paid in the first quarter of 2002 and the purchase of Alliance Holding Units to fund deferred compensation plans, net.

Cash flow from operations, proceeds from borrowings and proceeds from the issuance of Operating Partnership Units to AXA Financial and its subsidiaries have been the Operating Partnership’s principal sources of working capital.

The Operating Partnership’s cash and cash equivalents decreased $22.1 million during the three months ended March 31, 2002. Cash inflows for the first three months included $142.4 million from operations, net borrowings of $90.3 million and net proceeds from sales of investments of $15.2 million. Cash outflows included cash distributions of $187.7 million, purchases of Alliance Holding Units to fund deferred compensation plans of $75.7 million and capital expenditures of $14.7 million.

The Operating Partnership’s mutual fund distribution system (the “System”) includes a multi-class share structure. The System permits the Operating Partnership’s open-end mutual funds to offer investors various options for the purchase of mutual fund shares, including the purchase of Front-End Load Shares and Back-End Load Shares. The Front-End Load Shares are subject to a conventional front-end sales charge paid by investors to AFD at the time of sale. AFD in turn compensates the financial intermediaries distributing the funds from the front-end sales charge paid by investors. For Back-End Load Shares, investors do not pay a front-end sales charge although, if there are redemptions before the expiration of the minimum holding period (which ranges from one year to four years), investors pay a contingent deferred sales charge (“CDSC”) to AFD. While AFD is obligated to compensate the financial intermediaries at the time of the purchase of Back-End Load Shares, it receives higher ongoing distribution fees from the funds. Payments made to financial intermediaries in connection with the sale of Back-End Load Shares under the System, net of CDSC received, reduced cash flow from operations by approximately $35.0 million for the three months ended March 31, 2002. Management believes AFD will recover the payments made to financial intermediaries for the sale of Back-End Load Shares from the higher distribution fees and CDSC it receives over periods not exceeding 5 1/2 years.

During 1998, Alliance Holding increased its commercial paper program to $425 million and entered into a $425 million five-year revolving credit facility with a group of commercial banks to provide back-up liquidity for the commercial paper program.  Under the credit facility, the interest rate, at the option of the borrower, is a floating rate generally based upon a defined prime rate, a rate related to the London Interbank Offered Rate (LIBOR) or the Federal Funds rate. A facility fee is payable on the total facility. Borrowings under the credit facility and the commercial paper program may not exceed $425 million in the aggregate. In July 1999, Alliance Holding entered into a $200 million three-year revolving credit facility with a group of commercial banks. In October 1999, Alliance Holding reorganized by transferring its business and assets to Alliance Capital, a newly formed operating partnership, in exchange for all of the Alliance Capital Units (“Reorganization”). In connection with the Reorganization, the Operating Partnership assumed Alliance Holding’s rights and obligations under all of these programs and facilities. During October 2000, the Operating Partnership entered into a $250 million two-year revolving credit facility. The terms of the $200 million and $250 million credit facilities are generally similar to the $425 million credit facility. The revolving credit facility will be used to fund commission payments to financial intermediaries for the sale of Back-End Load Shares under the Operating Partnership’s mutual fund distribution system, capital expenditures and for general working capital purposes.

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

In August 2001, the Operating Partnership issued $400 million 5.625% Notes (“Senior Notes”) in a public offering. The registration statement filed with the Securities and Exchange Commission allows for the issuance of up to $600 million in senior debt securities. The Senior Notes mature in 2006 and are redeemable at any time. The proceeds from the Senior Notes were used to reduce commercial paper and credit facility borrowings and for other general partnership purposes.

The Operating Partnership’s outstanding debt and weighted average interest rates at March 31, 2002 and 2001 were as follows:

	March 31,
	2002			2001
(Dollars in millions)	Total Available	Balance	Interest Rate	Total Available	Balance	Interest Rate
Senior Notes	$600.0	$398.1	5.9%	$—	$—	—%
Commercial paper	425.0	314.4	1.9	425.0	343.4	5.1
Revolving credit facilities(1)	450.0	—	—	450.0	242.0	5.2
ECN program	100.0	—	—	100.0	79.8	5.3
Other	n/a	6.5	4.4	n/a	6.0	4.5
Total	$1,575.0	$719.0	4.1%	$975.0	$671.2	5.1%

(1)               Excludes the $425 million facility used to provide back-up liquidity for commercial paper program.

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

See “Note 6. Commitments and Contingencies" of the unaudited condensed consolidated financial statements contained in Item 1 of this Form 10-Q.

CASH DISTRIBUTIONS

The Operating Partnership is required to distribute all of its Available Cash Flow to the General Partner and Alliance Capital Unitholders.  The Available Cash Flow of the Operating Partnership for the three months ended March 31, 2002 and 2001, respectively, was as follows:

	Three months ended
	3/31/02	3/31/01
Available Cash Flow (in thousands)	$168,728	$187,631
Distribution per unit	$0.67	$0.75

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

Part II

OTHER INFORMATION

Item 1.    Legal Proceedings

On April 25, 2001, an amended class action complaint (“Miller Complaint”) entitled Miller, et al. v. Mitchell Hutchins Asset Management, Inc., et al., was filed in federal district court in the Southern District of Illinois against Alliance Capital Management L.P. (“Alliance Capital”), Alliance Fund Distributors, Inc. (“AFD”), and other defendants alleging violations of the federal Investment Company Act of 1940, as amended (“ICA”) and breaches of common law fiduciary duty. The allegations in the Miller Complaint concern six mutual funds with which Alliance Capital has investment advisory agreements, including Alliance Premier Growth Fund (“Premier Growth Fund”), Alliance Health Care Fund, Alliance Growth Fund, Alliance Quasar Fund, Alliance Fund, and Alliance Disciplined Value Fund. The principal allegations of the Miller Complaint are that (i) certain advisory agreements concerning these funds were negotiated, approved, and executed in violation of the ICA, in particular because certain directors of these funds should be deemed interested under the ICA; (ii) the distribution plans for these funds were negotiated, approved, and executed in violation of the ICA; and (iii) the advisory fees and distribution fees paid to Alliance Capital and AFD, respectively, are excessive and, therefore, constitute a breach of fiduciary duty. Plaintiffs seek a recovery of certain fees paid by these funds to Alliance Capital. On March 12, 2002 the court issued an order granting defendants’ motion to dismiss the Miller Complaint. The court allowed plaintiffs up to and including April 1, 2002 to file an amended complaint comporting with its order. On April 1, 2002, plaintiffs filed a Second Amended Complaint. In the Second Amended Complaint, shareholders of the Premier Growth Fund, the Alliance Growth and Income Fund, and the Alliance Quasar Fund claim that the advisory and distribution fees paid by those funds are excessive. The nature of the allegations and relief sought in the Second Amended Complaint is substantially similar to the Miller Complaint. On May 1, 2002, defendants filed a motion to dismiss the Second Amended Complaint.

Alliance Capital and AFD believe that plaintiffs’ allegations in the Second Amended Complaint are without merit and intend to vigorously defend against these allegations.  At the present time, management of Alliance Capital and AFD are unable to estimate the impact, if any, that the outcome of this action may have on Alliance Capital’s results of operations or financial condition.

On December 7, 2001 a complaint entitled Benak v. Alliance Capital Management L.P. and Alliance Premier Growth Fund (“Benak Complaint”) was filed in federal district court in the District of New Jersey against Alliance Capital and Premier Growth Fund alleging violation of the ICA. The principal allegations of the Benak Complaint are that Alliance Capital breached its duty of loyalty to Premier Growth Fund because one of the directors of the General Partner of Alliance Capital served as a director of Enron Corp. (“Enron”) when Premier Growth Fund purchased shares of Enron and as a consequence thereof the investment advisory fees paid to Alliance Capital by Premier Growth Fund should be returned as a means of recovering for Premier Growth Fund the losses plaintiff allege were caused by the alleged breach of the duty of loyalty. Plaintiff seeks recovery of certain fees paid by Premier Growth Fund to Alliance Capital. On December 21, 2001 a complaint entitled Roy v. Alliance Capital Management L.P. and Alliance Premier Growth Fund (“Roy Complaint”) was filed in federal district court in the Middle District of Florida, Tampa Division, against Alliance Capital and Premier Growth Fund. The allegations and relief sought in the Roy Complaint are virtually identical to the Benak Complaint. On March 13, 2002 the court granted the defendants’ motion to transfer the Roy Complaint to federal district court in the District of New Jersey. On December 26, 2001 a complaint entitled Roffe v. Alliance Capital Management L.P. and Alliance Premier Growth Fund (“Roffe Complaint”) was filed in federal district court in the District of New Jersey against Alliance Capital and Premier Growth Fund. The allegations and relief sought in the Roffe Complaint are virtually identical to the Benak Complaint. On February 14, 2002 a complaint entitled Tatem v. Alliance Capital Management L.P. and Alliance Premier Growth Fund (“Tatem Complaint”) was filed in federal district court in the District of New Jersey against Alliance Capital and Premier Growth Fund. The allegations and relief sought in the Tatem Complaint are virtually identical to the Benak Complaint. On March 6, 2002 a complaint entitled Gissen v. Alliance Capital Management L.P. and Alliance Premier Growth Fund (“Gissen Complaint”) was filed in federal district court in the District of New Jersey against Alliance Capital and Premier Growth Fund. The allegations and relief sought in the Gissen Complaint are virtually identical to the Benak Complaint. Plaintiffs in the Benak, Roy, Roffe, Tatem and Gissen cases have moved to consolidate the complaints.

Alliance Capital believes the plaintiffs’ allegations in the Benak Complaint, Roy Complaint, Roffe Complaint, Tatem Complaint and Gissen Complaint are without merit and intends to vigorously defend against these allegations. At the present time management of Alliance Capital is unable to estimate the impact, if any, that the outcome of these actions may have on Alliance Capital’s results of operations or financial condition.

On April 8, 2002 in In re Enron Corporation Securities Litigation, a consolidated complaint (the “Enron Complaint”) was filed in the district court in the Southern District of Texas, Houston Division, against numerous defendants, including Alliance Capital. The principal allegations of the Enron Complaint, as they pertain to Alliance Capital, are that Alliance Capital violated Sections 11 and 15 of the Securities Act of 1933, with respect to a registration statement filed by Enron and effective with the Securities and Exchange Commission on July 18, 2001, which was used to sell $1.9 billion Enron Corporation Zero Coupon Convertible Notes due 2021. Plaintiffs allege that Frank Savage, who was at that time an employee of Alliance Capital and who was and remains a director of the general partner of Alliance Capital, signed the registration statement at issue. Plaintiffs allege that the registration statement was materially misleading. Plaintiffs further allege that Alliance Capital was a controlling person of Frank Savage. Plaintiffs therefore assert that Alliance Capital is itself liable for the allegedly misleading registration statement. Plaintiffs seek recission or a recissionary measure of damages. The Enron Complaint specifically states that “[n]o allegations of fraud are made against or directed at” Alliance Capital.

Alliance Capital believes the allegations of the Enron Complaint as to it are without merit and intends to vigorously defend against these allegations. At the present time management of Alliance Capital is unable to estimate the impact, if any, that the outcome of this action may have on Alliance Capital’s results of operations or financial condition.

On May 7, 2002, a complaint entitled The Florida State Board of Administration v. Alliance Capital Management L.P. (the “SBA Complaint”) was filed in the Circuit Court of the Second Judicial Circuit, in and for Leon County, Florida against Alliance Capital.  The SBA Complaint alleges breach of contract relating to the Investment Management Agreement between The Florida State Board of Administration (“SBA”) and Alliance Capital, breach of the covenant of good faith and fair dealing contained in the Investment Management Agreement, breach of fiduciary duty, negligence, gross negligence and violation of the Florida Securities and Investor Protection Act, in connection with purchases and sales of Enron common stock for the SBA investment account.  The SBA seeks more than $300 million in compensatory damages and an unspecified amount of punitive damages.

Alliance Capital believes the SBA’s allegations in the SBA Complaint are without merit and intends to vigorously defend against these allegations.  At the present time management of Alliance Capital is unable to estimate the impact, if any, that the outcome of this action may have on Alliance Capital’s results of operations or financial condition.

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

None.

Item 5.    Other Information

None.

Item 6.    Exhibits and Reports on Form 8–K

(a)           Exhibits

10.101               Share Purchase Agreement dated as of May 2, 2001 by and between EFM Holdings GmbH and Alliance Capital Management Corporation of Delaware relating to the purchase and sale of 51% of the outstanding share capital of East Fund Managementberatung GmbH.

15                                    Independent Accountants’ Review Report

(b)           Reports on Form 8-K

On May 8, 2002 Alliance Capital and Alliance Holding each filed a Current Report on Form 8-K with respect to a press release issued on that date relating to a complaint entitled The Florida State Board of Administration v. Alliance Capital Management L.P.

On May 3, 2002 Alliance Capital and Alliance Holding each filed a Current Report on Form 8-K with respect to their First Quarter 2002 Review dated May 2, 2002.

On April 15, 2002 Alliance Capital and Alliance Holding each filed a Current Report on Form 8-K with respect to a press release issued April 12, 2002.

On April 9, 2002 Alliance Capital and Alliance Holding each filed a Current Report on Form 8-K with respect to a complaint entitled In re Enron Corporation Securities Litigation.

On March 15, 2002 Alliance Capital and Alliance Holding each filed a Current Report on Form 8-K with respect to a press release issued March 14, 2002.

On February 15, 2002 Alliance Capital and Alliance Holding each filed a Current Report on Form 8-K with respect to a press release issued February 14, 2002.

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

ALLIANCE CAPITAL MANAGEMENT L.P.

Dated: May 13, 2002	By:	Alliance Capital Management
Corporation, its General Partner

	By:	/s/ Robert H. Joseph, Jr.
Robert H. Joseph, Jr.
Senior Vice President &
Chief Financial Officer