Form 10-Q
period 2002-06-30
ALLIANCE CAPITAL MANAGEMENT L P
filed 2002-08-14
CIK 1109448

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

Yes  ☒                                                           No  ☐

249,809,340 units of limited partnership interest in Alliance Capital Management L.P. were outstanding as of June 30, 2002.

ALLIANCE CAPITAL MANAGEMENT L.P.

Part I

FINANCIAL INFORMATION

Item 1.    Financial Statements

ALLIANCE CAPITAL MANAGEMENT L.P.

Condensed Consolidated Statements of Financial Condition

(in thousands)

	6/30/02	12/31/01
	(unaudited)
ASSETS

Cash and cash equivalents	$346,194	$220,127
Cash and securities segregated, at market (cost: $1,076,621 and $1,409,013)	1,083,408	1,415,158
Receivables:
Brokers and dealers	1,315,664	1,441,604
Brokerage clients	271,107	156,945
Fees	294,225	356,033
Investments	280,219	281,718
Furniture, equipment and leasehold improvements, net	253,355	243,988
Goodwill, net	2,876,657	2,876,657
Intangible assets, net	377,775	388,125
Deferred sales commissions, net	591,787	648,244
Other investments	32,878	52,651
Other assets	97,466	94,143
Total assets	$7,820,735	$8,175,393

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:
Payables:
Brokers and dealers	$901,356	$995,627
Brokerage clients	1,518,256	1,822,735
Alliance Mutual Funds	368,569	211,621
Accounts payable and accrued expenses	189,869	194,538
Accrued compensation and benefits	419,323	328,077
Debt	473,002	627,609
Minority interests in consolidated subsidiaries	7,506	7,026
Total liabilities	3,877,881	4,187,233

Partners’ capital	3,942,854	3,988,160
Total liabilities and partners’ capital	$7,820,735	$8,175,393

See accompanying notes to condensed consolidated financial statements.

ALLIANCE CAPITAL MANAGEMENT L.P.

Condensed Consolidated Statements of Income

(unaudited)

(in thousands, except per Unit amounts)

	Three Months Ended		Six Months Ended
	6/30/02	6/30/01	6/30/02	6/30/01
Revenues:
Investment advisory and services fees	$486,137	$506,826	$972,420	$1,004,633
Distribution revenues	125,370	138,320	254,549	278,697
Institutional research services	78,048	71,205	149,858	135,611
Shareholder servicing fees	26,532	24,544	51,156	47,209
Other revenues, net	8,016	19,271	16,643	36,453
	724,103	760,166	1,444,626	1,502,603

Expenses:
Employee compensation and benefits	236,075	227,182	472,187	447,315
Promotion and servicing:
Distribution plan payments	118,968	124,088	237,683	248,171
Amortization of deferred sales commissions	60,749	57,896	117,751	116,204
Other	41,047	48,889	78,856	95,616
General and administrative	82,281	79,424	162,884	154,893
Interest	6,098	8,576	14,480	21,165
Amortization of intangible assets	5,175	43,133	10,350	86,267
	550,393	589,188	1,094,191	1,169,631

Income before income taxes	173,710	170,978	350,435	332,972

Income taxes	8,685	10,259	17,522	19,979

Net income	$165,025	$160,719	$332,913	$312,993

Net income per Unit:
Basic	$0.65	$0.64	$1.32	$1.25
Diluted	$0.64	$0.63	$1.30	$1.22

See accompanying notes to condensed consolidated financial statements.

ALLIANCE CAPITAL MANAGEMENT L.P.

Condensed Consolidated Statements of

Changes in Partners’ Capital

and Comprehensive Income

(unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	6/30/02	6/30/01	6/30/02	6/30/01

Partners’ capital - beginning of period	$3,918,639	$4,074,399	$3,988,160	$4,133,677
Comprehensive income:
Net income	165,025	160,719	332,913	312,993
Other comprehensive income:
Unrealized (loss) gain on investments, net	(1,104)	438	(1,295)	(728)
Foreign currency translation adjustment, net	6,643	(976)	5,506	(2,764)
Comprehensive income	170,564	160,181	337,124	309,501
Capital contributions from General Partner	255	118	411	236
Cash distributions to General Partner and Alliance Capital Unitholders	(168,683)	(187,631)	(356,379)	(402,474)
Purchase of Alliance Holding Units to fund deferred compensation plans, net	—	(579)	(75,717)	(9,206)
Amortization of deferred compensation expense	14,299	5,558	32,459	11,631
Proceeds from options for Alliance Holding Units exercised	7,780	2,852	16,796	11,533
Partners’ capital - end of period	$3,942,854	$4,054,898	$3,942,854	$4,054,898

See accompanying notes to condensed consolidated financial statements.

ALLIANCE CAPITAL MANAGEMENT L.P.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Six Months Ended
	6/30/02	6/30/01
Cash flows from operating activities:
Net income	$332,913	$312,993
Adjustments to reconcile net income to net cash provided from operating activities:
Amortization and depreciation	151,738	222,732
Other, net	49,814	33,502
Changes in assets and liabilities:
Decrease in segregated cash and securities	331,750	204,185
Decrease in receivable from brokers and dealers	126,929	141,656
(Increase) in receivable from brokerage clients	(111,555)	(492)
Decrease in fees receivables	62,877	97,760
(Increase) in deferred sales commissions	(61,283)	(90,462)
Decrease (increase) in other investments	20,935	(168)
(Increase) decrease in other assets	(4,199)	9,824
Increase (decrease) in payable to Alliance Mutual Funds	156,931	(57,434)
(Decrease) in payable to brokers and dealers	(97,025)	(52,851)
(Decrease) in payable to brokerage clients	(305,209)	(279,048)
(Decrease) in accounts payable and accrued expenses	(5,634)	(63,097)
Increase in accrued compensation and benefits, less deferred compensation	78,120	96,545
Net cash provided from operating activities	727,102	575,645

Cash flows from investing activities:
Purchase of investments	(1,096,111)	(1,044,986)
Proceeds from sale of investments	1,095,471	1,092,135
Additions to furniture, equipment and leasehold improvements, net	(32,301)	(42,126)
Net cash (used in) provided from investing activities	(32,941)	5,023

Cash flows from financing activities:
Proceeds from issuance of debt	11,353,513	11,842,469
Repayment of debt	(11,510,034)	(12,025,507)
Cash distributions to General Partner and Alliance Capital Unitholders	(356,379)	(402,474)
Capital contributions from General Partner	411	236
Proceeds from options for Alliance Holding Units exercised	16,796	11,533
Purchase of Alliance Holding Units to fund deferred compensation plans	(75,717)	(9,206)
Net cash (used in) financing activities	(571,410)	(582,949)

Effect of exchange rate changes on cash and cash equivalents	3,316	(2,407)

Net increase (decrease) in cash and cash equivalents	126,067	(4,688)
Cash and cash equivalents at beginning of period	220,127	216,251
Cash and cash equivalents at end of period	$346,194	$211,563

See accompanying notes to condensed consolidated financial statements.

ALLIANCE CAPITAL MANAGEMENT L.P.

Notes to Condensed Consolidated Financial Statements

June 30, 2002

(unaudited)

1.             Organization and Bernstein Acquisition

Alliance Capital Management Corporation (“ACMC”), an indirect wholly-owned subsidiary of AXA Financial, Inc. (“AXA Financial”), is the general partner of both Alliance Capital Management Holding L.P. (“Alliance Holding”) and Alliance Capital Management L.P. (“Alliance Capital” or the “Operating Partnership”).  AXA Financial is an indirect wholly-owned subsidiary of AXA, a French company, which is a holding company for an international group of insurance and related financial services companies.  Alliance Capital is a registered investment adviser under the Investment Advisers Act of 1940. Alliance Holding Units are publicly traded on the New York Stock Exchange.  Alliance Capital Units do not trade publicly and are subject to significant restrictions on transfer.

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

At June 30, 2002, Alliance Holding owned approximately 76.0 million or 30.4%, of the issued and outstanding Alliance Capital Units. ACMC owns 100,000 general partnership Units in Alliance Holding and a 1% general partnership interest in the Operating Partnership. At June 30, 2002, AXA Financial was the beneficial owner of approximately 2.0% of the outstanding Alliance Holding Units and approximately 51.4% of the outstanding Alliance Capital Units which, including the general partnership interests in the Operating Partnership and Alliance Holding, represents an economic interest of approximately 52.5% in the Operating Partnership.  At June 30, 2002, SCB Partners, Inc., a wholly-owned subsidiary of SCB Inc., was the beneficial owner of approximately 16.3% of the outstanding Alliance Capital Units.

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

3.             Summary of Significant Accounting Policies

Basis of Presentation

The unaudited interim condensed consolidated financial statements of the Operating Partnership included herein have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of (a) the Operating Partnership’s financial position at June 30, 2002, (b) the Operating Partnership’s results of operations for the three months and six months ended June 30, 2002 and 2001, and (c) the Operating Partnership’s cash flows for the six months ended June 30, 2002 and 2001, have been made. The preparation of the financial statements requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

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

Intangible Assets and Deferred Sales Commissions

Intangible assets consist of costs assigned to investment management contracts of businesses acquired. These costs are being amortized on a straight-line basis over estimated useful lives of twenty years.

Sales commissions paid to financial intermediaries in connection with the sale of shares of open-end Alliance Mutual Funds sold without a front-end sales charge are capitalized and amortized over periods not exceeding five and one-half years, the periods of time during which deferred sales commissions are expected to be recovered from distribution fees received from those funds and from contingent deferred sales charges received from shareholders of those funds upon the redemption of their shares. Contingent deferred sales charges reduce unamortized deferred sales commissions when received.

Impairment of intangible and deferred sales commission assets is evaluated quarterly, or when a significant decrease in the estimated fair value of either of those assets occurs, by comparing the undiscounted cash flows estimated by management to be realized from each of those assets to their respective recorded amounts.  If the estimated undiscounted future cash flows are less than the recorded amount and if management estimates that the recorded amount is not fully recoverable, an impairment loss is recognized for the difference between the recorded amount and the estimated fair value of the asset.

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

4.             Cash and Securities Segregated Under Federal Regulations and Other Requirements

At June 30, 2002, $1.1 billion in United States Treasury Bills was segregated in a special reserve bank custody account for the exclusive benefit of brokerage customers under rule 15c3-3 of the SEC.

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

	Three Months Ended		Six Months Ended
	6/30/02	6/30/01	6/30/02	6/30/01

Net income	$165,025	$160,719	$332,913	$312,993

Weighted average Units outstanding - Basic	249,644	247,809	249,320	247,631
Dilutive effect of employee options	3,927	5,965	4,328	6,173
Weighted average Units outstanding - Diluted	253,571	253,774	253,648	253,804

Basic net income per Unit	$0.65	$0.64	$1.32	$1.25
Diluted net income per Unit	$0.64	$0.63	$1.30	$1.22

6.             Commitments and Contingencies

On April 25, 2001, an amended class action complaint (“Miller Complaint”) entitled Miller, et al. v. Mitchell Hutchins Asset Management, Inc., et al., was filed in federal district court in the Southern District of Illinois against Alliance Capital, Alliance Fund Distributors, Inc. (“AFD”), and other defendants alleging violations of the federal Investment Company Act of 1940, as amended (“ICA”) and breaches of common law fiduciary duty. The allegations in the Miller Complaint concern six mutual funds with which Alliance Capital has investment advisory agreements, including Alliance Premier Growth Fund (“Premier Growth Fund”), Alliance Health Care Fund, Alliance Growth Fund, Alliance Quasar Fund, Alliance Fund, and Alliance Disciplined Value Fund. The principal allegations of the Miller Complaint are that (i) certain advisory agreements concerning these funds were negotiated, approved, and executed in violation of the ICA, in particular because certain directors of these funds should be deemed interested under the ICA; (ii) the distribution plans for these funds were negotiated, approved, and executed in violation of the ICA; and (iii) the advisory and distribution fees paid to Alliance Capital and AFD, respectively, are excessive and, therefore, constitute a breach of fiduciary duty. Plaintiffs seek a recovery of certain fees paid by these funds to Alliance Capital.  On March 12, 2002, the court issued an order granting defendants’ joint motion to dismiss the Miller Complaint.  The court allowed plaintiffs up to and including April 1, 2002 to file an amended complaint comporting with its order.  On April 1, 2002, plaintiffs filed an amended complaint.  The  allegations and relief sought in the amended complaint are virtually identical to the Miller Complaint. On May 1, 2002, defendants filed a motion to dismiss the amended complaint.

Alliance Capital and AFD believe that plaintiffs’ allegations in the amended complaint are without merit and intend to vigorously defend against these allegations. At the present time, management of Alliance Capital and AFD are unable to estimate the impact, if any, that the outcome of this action may have on Alliance Capital’s results of operations or financial condition.

On December 7, 2001, a complaint entitled Benak v. Alliance Capital Management L.P. and Alliance Premier Growth Fund (“Benak Complaint”) was filed in federal district court in the District of New Jersey against Alliance Capital and Premier Growth Fund alleging violation of the ICA. The principal allegations of the Benak Complaint are that Alliance Capital breached its duty of loyalty to Premier Growth Fund because one of the directors of the General Partner of Alliance Capital served as a director of Enron Corp. (“Enron”) when Premier Growth Fund purchased shares of Enron and as a consequence thereof the investment advisory fees paid to Alliance Capital by Premier Growth Fund should be returned as a means of recovering for Premier Growth Fund the losses plaintiff alleges were caused by the alleged breach of the duty of loyalty. Plaintiff seeks recovery of certain fees paid by Premier Growth Fund to Alliance Capital. On December 21, 2001, a complaint entitled Roy v. Alliance Capital Management L.P. and Alliance Premier Growth Fund (“Roy Complaint”) was filed in federal district court in the Middle District of Florida, Tampa Division, against Alliance Capital and Premier Growth Fund. The allegations and relief sought in the Roy Complaint are virtually identical to the Benak Complaint. On March 13, 2002, the court granted the defendants’ motion to transfer the Roy Complaint to federal district court in the District of New Jersey. On December 26, 2001, a complaint entitled Roffe v. Alliance Capital Management L.P. and Alliance Premier Growth Fund (“Roffe Complaint”) was filed in federal district court in the District of New Jersey against Alliance Capital and Premier Growth Fund. The allegations and relief sought in the Roffe Complaint are virtually identical to the Benak Complaint. On February 14, 2002, a complaint entitled Tatem v. Alliance Capital Management L.P. and Alliance Premier Growth Fund (“Tatem Complaint”) was filed in federal district court in the District of New Jersey against Alliance Capital and Premier Growth Fund. The allegations and relief sought in the Tatem Complaint are virtually identical to the Benak Complaint. On March 6, 2002, a complaint entitled Gissen v. Alliance Capital Management L.P. and Alliance Premier Growth Fund (“Gissen Complaint”) was filed in federal district court in the District of New Jersey against Alliance Capital and Premier Growth Fund. The allegations and relief sought in the Gissen Complaint are virtually identical to the Benak Complaint. On July 11, 2002, a complaint entitled Pfeiffer v. Alliance Capital Management L.P. and Alliance Premier Growth Fund (“Pfeiffer Complaint”) was filed in federal district court in the District of New Jersey against Alliance Capital and Premier Growth Fund. The allegations and relief sought in the Pfeiffer Complaint are virtually identical to the Benak Complaint. On May 8, 2002, the court granted the motion of the plaintiffs in the Benak, Roy, Roffe, Tatem and Gissen cases to consolidate those complaints.

Alliance Capital believes the plaintiffs’ allegations in the Benak Complaint, Roy Complaint, Roffe Complaint, Tatem Complaint, Gissen Complaint and Pfeiffer Complaint are without merit and intends to vigorously defend against these allegations.  At the present time management of Alliance Capital is unable to estimate the impact, if any, that the outcome of these actions may have on Alliance Capital’s results of operations or financial condition.

On April 8, 2002, in In re Enron Corporation Securities Litigation, a consolidated complaint (“Enron Complaint”) was filed in the district court in the Southern District of Texas, Houston Division, against numerous defendants, including Alliance Capital. The principal allegations of the Enron Complaint, as they pertain to Alliance Capital, are that Alliance Capital violated Sections 11 and 15 of the Securities Act of 1933, with respect to a registration statement filed by Enron and effective with the SEC on July 18, 2001, which was used to sell $1.9 billion Enron Corporation Zero Coupon Convertible Notes due 2021. Plaintiffs allege that Frank Savage, who was at that time an employee of Alliance Capital and who was and remains a director of the General Partner of Alliance Capital, signed the registration statement at issue. Plaintiffs allege that the registration statement was materially misleading. Plaintiffs further allege that Alliance Capital was a controlling person of Frank Savage. Plaintiffs therefore assert that Alliance Capital is itself liable for the allegedly misleading registration statement. Plaintiffs seek recission or a recissionary measure of damages. The Enron Complaint specifically states that “[n]o allegations of fraud are made against or directed at” Alliance Capital. On June 3, 2002, Alliance Capital moved to dismiss the Enron Complaint as the allegations therein pertain to it.

Alliance Capital believes the allegations of the Enron Complaint as to it are without merit and intends to vigorously defend against these allegations. At the present time management of Alliance Capital is unable to estimate the impact, if any, that the outcome of this action may have on Alliance Capital’s results of operations or financial condition.

On May 7, 2002, a complaint entitled The Florida State Board of Administration v. Alliance Capital Management L.P. (the “SBA Complaint”) was filed in the Circuit Court of the Second Judicial Circuit, in and for Leon County, Florida against Alliance Capital.  The SBA Complaint alleges breach of contract relating to the Investment Management Agreement between The Florida State Board of Administration (“SBA”) and Alliance Capital, breach of the covenant of good faith and fair dealing contained in the Investment Management Agreement, breach of fiduciary duty, negligence, gross negligence and violation of the Florida Securities and Investor Protection Act, in connection with purchases and sales of Enron common stock for the SBA investment account.  The SBA seeks more than $300 million in compensatory damages and an unspecified amount of punitive damages. On June 10, 2002, Alliance Capital moved to dismiss the SBA Complaint.

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

8.             Supplemental Cash Flow Information

Cash payments for interest and income taxes were as follows (in thousands):

	Three Months Ended		Six Months Ended
	6/30/02	6/30/01	6/30/02	6/30/01
Interest	$1,747	$7,378	$15,072	$21,074
Income taxes	5,273	8,717	10,839	18,109

9.             Goodwill Amortization – Adoption of SFAS 142

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets”. SFAS 142 changes the accounting for goodwill and certain intangible assets from an amortization method to an impairment approach. Management of the Operating Partnership adopted SFAS 142 on January 1, 2002. SFAS 142 requires the Operating Partnership to cease amortizing goodwill as of January 1, 2002 and to test the Operating Partnership’s goodwill annually for impairment. The first test was completed on June 30, 2002 and did not result in an indicated impairment.  Had the Operating Partnership not amortized goodwill for the three and six months ended June 30, 2001, net income, basic net income, basic net income per Unit and diluted net income per Unit would have been as follows (in thousands, except per Unit amounts):

	Three Months Ended		Six Months Ended
	6/30/02	6/30/01	6/30/02	6/30/01
Reported net income	$165,025	$160,719	$332,913	$312,993
Add back: Goodwill amortization	—	37,958	—	75,917
Adjusted net income	$165,025	$198,677	$332,913	$388,910

Reported basic net income per Unit	$0.65	$0.64	$1.32	$1.25
Add back: Goodwill amortization	—	0.15	—	0.30
Adjusted basic net income per Unit	$0.65	$0.79	$1.32	$1.55

Reported diluted net income per Unit	$0.64	$0.63	$1.30	$1.22
Add back: Goodwill amortization	—	0.15	—	0.30
Adjusted diluted net income per unit	$0.64	$0.78	$1.30	$1.52

For intangible assets subject to amortization, the gross carrying amount and accumulated amortization totaled $414.0 million and $36.2 million, respectively. In addition, amortization expense for the three and six months ended June 30, 2002 was $5.2 million and $10.4 million, respectively, and the estimated aggregate amortization expense for each of the next five years is approximately $20.7 million.

10.           Cash Distribution

On July 23, 2002, the General Partner declared a distribution of $164,016,000 or $0.65 per Alliance Capital Unit representing a distribution from Available Cash Flow (as defined in the Alliance Capital Partnership Agreement) of the Operating Partnership for the three months ended June 30, 2002. The distribution was paid to the General Partner and Alliance Capital Unitholders on August 13, 2002 to holders of record on August 2, 2002.

Item 2.             Management’s Discussion and Analysis of Financial Condition and Results of Operations

Organization and Bernstein Acquisition

Alliance Capital Management Corporation (“ACMC”), an indirect wholly-owned subsidiary of AXA Financial, Inc. (“AXA Financial”), is the general partner of both Alliance Capital Management Holding L.P. (“Alliance Holding”) and Alliance Capital Management L.P. (“Alliance Capital” or the “Operating Partnership”). AXA Financial is an indirect wholly-owned subsidiary of AXA, a French company, which is a holding company for an international group of insurance and related financial services companies.  Alliance Capital is a registered investment adviser under the Investment Advisers Act of 1940. Alliance Holding Units are publicly traded on the New York Stock Exchange.  Alliance Capital Units do not trade publicly and are subject to significant restrictions on transfer.

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

At June 30, 2002, Alliance Holding owned approximately 76.0 million or 30.4%, of the issued and outstanding Alliance Capital Units. ACMC owns 100,000 general partnership Units in Alliance Holding and a 1% general partnership interest in the Operating Partnership. At June 30, 2002, AXA Financial was the beneficial owner of approximately 2.0% of the outstanding Alliance Holding Units and approximately 51.4% of the outstanding Alliance Capital Units which, including the general partnership interests in the Operating Partnership and Alliance Holding, represents an economic interest of approximately 52.5% in the Operating Partnership. At June 30, 2002, SCB Partners Inc., a wholly-owned subsidiary of SCB Inc., was the beneficial owner of approximately 16.3% of the outstanding Alliance Capital Units.

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

General

The Operating Partnership’s revenues are largely dependent on the total value and composition of assets under its management. Assets under management were $412.5 billion at June 30, 2002, a decrease of 10.8% from June 30, 2001 primarily as a result of market depreciation offset by net asset inflows. Active equity and balanced account assets under management, which comprise approximately 57.6% of total assets under management, were 18.0% lower. Active fixed income assets under management, including cash management products, which comprise approximately 36.1% of total assets under management, increased by 7.0%.  The shift in assets under management from active equity and balanced-growth accounts to active equity and balanced-value and active fixed income accounts negatively impacts investment advisory fees as active equity and balanced-growth accounts generally are charged higher investment advisory fees than active equity and balanced-value and active fixed income accounts.

Assets Under Management (1):

(Dollars in billions)	6/30/02	6/30/01	$ Change	% Change
Retail	$149.6	$179.6	$(30.0)	(16.7)%
Institutional investment management	222.5	245.0	(22.5)	(9.2)
Private client	40.4	37.6	2.8	7.4
Total	$412.5	$462.2	$(49.7)	(10.8)%

Assets Under Management by Investment Orientation (1):

(Dollars in billions)	6/30/02	6/30/01	$ Change	% Change
Active equity & balanced - growth
U.S.	$109.8	$163.6	$(53.8)	(32.9)%
Global & international	23.6	30.0	(6.4)	(21.3)
Active equity & balanced - value
U.S.	81.1	76.5	4.6	6.0
Global & international	23.1	19.7	3.4	17.3
Total active equity & balanced	237.6	289.8	(52.2)	(18.0)
Active fixed income
U.S.	121.5	113.7	7.8	6.9
Global & international	27.6	25.6	2.0	7.8
Passive
U.S.	20.8	28.3	(7.5)	(26.5)
Global & international	5.0	4.8	0.2	4.2
Total	$412.5	$462.2	$(49.7)	(10.8)%

Average Assets Under Management (1), (2):

	Three Months Ended			Six Months Ended
(Dollars in billions)	6/30/02	6/30/01	% Change	6/30/02	6/30/01	% Change
Retail	$160.2	$179.3	(10.7)%	$163.7	$181.4	(9.8)%
Institutional investment management	232.5	235.2	(1.1)	235.2	236.0	(0.3)
Private client	40.8	37.1	10.0	40.2	36.7	9.5
Total	$433.5	$451.6	(4.0)%	$439.1	$454.1	(3.3)%

Annualized Fee Base (3):

(Dollars in millions)	6/30/02	6/30/01	% Change
Retail	$797.7	$982.6	(18.8)%
Institutional investment management	557.7	604.8	(7.8)
Private Client	330.9	310.0	6.7
Total	$1,686.3	$1,897.4	(11.1)%

Analysis of Assets Under Management - 3 Month Periods (1):

(Dollars in billions)	2002				2001
	Retail	Institutional Investment Mgmt	Private Client	Total	Retail	Institutional Investment Mgmt	Private Client	Total
Balance at April 1,	$169.5	$242.1	$40.6	$452.2	$172.1	$220.9	36.0	$429.0
Sales/new accounts	7.0	3.4	1.8	12.2	9.3	17.2	1.4	27.9
Redemptions/terminations	(8.9)	(4.3)	(0.4)	(13.6)	(5.7)	(1.8)	(0.5)	(8.0)
Net cash management sales	(2.9)	—	—	(2.9)	(2.2)	—	—	(2.2)
Cash flow/Unreinvested dividends	0.1	(1.6)	0.2	(1.3)	0.6	(0.3)	(0.4)	(0.1)
Net asset inflows (outflows)	(4.7)	(2.5)	1.6	(5.6)	2.0	15.1	0.5	17.6
Other	—	—	—	—	(0.9)	(0.3)	—	(1.2)
Market appreciation (depreciation)	(15.2)	(17.1)	(1.8)	(34.1)	6.4	9.3	1.1	16.8
Net change	(19.9)	(19.6)	(0.2)	(39.7)	7.5	24.1	1.6	33.2
Balance at June 30,	$149.6	$222.5	$40.4	$412.5	$179.6	$245.0	$37.6	$462.2

Analysis of Assets Under Management - 6 Month Periods (1):

(Dollars in billions)	2002				2001
	Retail	Institutional Investment Mgmt	Private Client	Total	Retail	Institutional Investment Mgmt	Private Client	Total
Balance at January 1,	$171.5	$241.5	$39.2	$452.2	$176.9	$237.4	$35.7	$450.0
Sales/new accounts	16.3	9.7	3.7	29.7	19.9	22.9	2.4	45.2
Redemptions/terminations	(15.9)	(7.5)	(1.1)	(24.5)	(13.4)	(5.1)	(1.2)	(19.7)
Net cash management sales	(4.4)	—	—	(4.4)	2.8	—	—	2.8
Cash flow/Unreinvested dividends	—	(1.2)	(0.1)	(1.3)	0.3	(0.8)	(0.1)	(0.6)
Net asset inflows (outflows)	(4.0)	1.0	2.5	(0.5)	9.6	17.0	1.1	27.7
Australia JV company	—	—	—	—	5.4	3.2	—	8.6
Other	—	—	—	—	(0.9)	(0.3)	—	(1.2)
Market appreciation (depreciation)	(17.9)	(20.0)	(1.3)	(39.2)	(11.4)	(12.3)	0.8	(22.9)
Net change	(21.9)	(19.0)	1.2	(39.7)	2.7	7.6	1.9	12.2
Balance at June 30,	$149.6	$222.5	$40.4	$412.5	$179.6	$245.0	$37.6	$462.2

(1)                                  Excludes certain non-discretionary relationships. Assets under management ("AUM") previously reported as of each date prior to June 30, 2002, have been reclassified to conform to the June 30, 2002 presentation.  AUM now reflects the reclassification of institutional cash management and sub-advised variable annuity accounts from Institutional Investment Management to Retail and certain Private Client accounts to Retail and Institutional Investment Management. AUM now also excludes assets under management by unconsolidated affiliates.

(2)                                  Average monthly assets under management.

(3)                                  Annualized Fee Base is defined as period end AUM times contractual annualized fee rates; assumes no change in AUM or fee rates for one year.

Assets under management at June 30, 2002 were $412.5 billion, a decrease of $39.7 billion or 8.8% from March 31, 2002 and December 31, 2001.

Retail assets under management at June 30, 2002 were $149.6 billion, a decrease of $19.9 billion or 11.7% from March 31, 2002 and a decrease of $21.9 billion or 12.8% from December 31, 2001.  The decrease for the second quarter was primarily due to market depreciation of $15.2 billion and net asset outflows of $4.7 billion. The decrease for the six months ended June 30, 2002 was primarily due to market depreciation of $17.9 billion and net asset outflows of $4.0 billion.

In the second quarter of 2002, sales of Alliance Mutual Fund shares (substantially all of which are reported under Retail assets under management), excluding cash management products, were $7.0 billion compared to sales of $8.5 billion in the second quarter of 2001. The decrease in Alliance Mutual Fund sales, along with an increase in redemptions, resulted in net Alliance Mutual Fund share redemptions of $1.7 billion for the three months ended June 30, 2002, a decrease of 189.5% from the $1.9 billion in net sales for the three months ended June 30, 2001.

In the first half of 2002, sales of Alliance Mutual Fund shares, excluding cash management products, were $16.2 billion compared to sales of  $17.9 billion in the first half of 2001. The decrease in Alliance Mutual Fund sales, along with an increase in redemptions, resulted in net Alliance Mutual Fund shares sales of $0.7 billion for the six months ended June 30, 2002, a decrease of 82.1% from the $3.9 billion in net sales for the six months ended June 30, 2001.

Institutional investment management assets under management at June 30, 2002 were $222.5 billion, a decrease of $19.6 billion or 8.1% from March 31, 2002 and a decrease of $19.0 billion or 7.9% from December 31, 2001. The decrease for the second quarter was principally due to market depreciation of $17.1 billion and net asset outflows of $2.5 billion.  The decrease for the six months ended June 30, 2002 was primarily due to market depreciation of $20.0 billion offset by net asset inflows of $1.0 billion.

Private client assets under management at June 30, 2002 were $40.4 billion, a decrease of $0.2 billion or 0.5% from March 31, 2002 and an increase of $1.2 billion or 3.1% from December 31, 2001. The decrease for the second quarter was due to market depreciation of $1.8 billion offset by net asset inflows of $1.6 billion.  The increase for the six months ended June 30, 2002 was due to net asset inflows of $2.5 billion offset by market depreciation of $1.3 billion.

Assets under management at June 30, 2001 were $462.2 billion, an increase of $33.2 billion or 7.7% from March 31, 2001 and an increase of $12.2 billion or 2.7% from December 31, 2000.

Retail assets under management at June 30, 2001 were $179.6 billion, an increase of $7.5 billion or 4.4% from March 31, 2001 and an increase of $2.7 billion or 1.5% from December 31, 2000. The increase for the second quarter was due principally to market appreciation of $6.4 billion and net asset inflows of $2.0 billion.  The increase for the six months ended June 30, 2001 was due principally to net asset inflows of $9.6 billion and a new Australia joint venture company which added $5.4 billion, offset by market depreciation of $11.4 billion.

Institutional investment management assets under management at June 30, 2001 were $245.0 billion, an increase of $24.1 billion or 10.9% from March 31, 2001 and an increase of $7.6 billion or 3.2% from December 31, 2000. The increase for the second quarter was due principally to net asset inflows of $15.1 billion and market appreciation of $9.3 billion. The increase for the six months ended June 30, 2001 was primarily due to net asset inflows of $17.0 billion and a new Australia joint venture company which added $3.2 billion, offset by market depreciation of $12.3 billion.

Private client assets under management at June 30, 2001 were $37.6 billion, an increase of $1.6 billion or 4.4% from March 31, 2001 and an increase of $1.9 billion or 5.3% from December 31, 2000. The increase for the second quarter was due to market appreciation of $1.1 billion and net asset inflows of $0.5 billion.  The increase for the six months ended June 30, 2001 was due to net asset inflows of $1.1 billion and market appreciation of $0.8 billion.

Consolidated Results of Operations

	Three Months Ended				Six Months Ended
(Dollars in millions)	6/30/02	6/30/01		% Change	6/30/02	6/30/01		% Change
Revenues	$724.1	$760.2		(4.7)%	$1,444.6	$1,502.6		(3.9)%
Expenses	550.4	589.2		(6.6)	1,094.2	1,169.6		(6.4)
Income before income taxes	173.7	171.0		1.6	350.4	333.0		5.2
Income taxes	8.7	10.3		(15.5)	17.5	20.0		(12.5)
Net income	$165.0	$160.7		2.7	$332.9	$313.0		6.4
Diluted net income per Unit	$0.64	$0.63		1.6	$1.30	$1.22		6.6

Net income as adjusted	$165.0	$198.7	(1)	(17.0)	$332.9	$388.9	(1)	(14.4)
Diluted net income per Unit as adjusted	$0.64	$0.78	(1)	(17.9)	$1.30	$1.52	(1)	(14.5)

Net income	$165.0	$160.7		2.7	$332.9	$313.0		6.4
Amortization of intangibles and goodwill	5.2	43.2		(88.0)	10.4	86.3		(87.9)
Net operating earnings(2)	$170.2	$203.9		(16.5)	$343.3	$399.3		(14.0)

Base fee earnings	$164.4	$192.1		(14.4)	$333.6	$384.3		(13.2)
Performance fee earnings	5.8	11.8		(50.8)	9.7	15.0		(35.3)
Net operating earnings(2)	$170.2	$203.9		(16.5)	$343.3	$399.3		(14.0)

Diluted net income per Unit	$0.64	$0.63		1.6	$1.30	$1.22		6.6
Amortization of intangibles and goodwill per Unit	0.02	0.16		(87.5)	0.04	0.33		(87.9)
Net operating earnings per Unit	$0.66	$0.79		(16.5)	$1.34	$1.55		(13.5)

Base fee earnings per Unit	$0.64	$0.75		(14.7)	$1.30	$1.50		(13.3)
Performance fee earnings per Unit	0.02	0.04		(50.0)	0.04	0.05		(20.0)
Net operating earnings per Unit	$0.66	$0.79		(16.5)	$1.34	$1.55		(13.5)

Distributions per Unit	$0.65	$0.78		(16.7)	$1.32	$1.53		(13.7)%
Pre-tax operating margin(3):	29.9%	34.4%			30.3%	34.3%

(1)                                  Net income as adjusted excludes the effect of amortization of goodwill for the three months and six months ended June 30, 2001.

(2)                                  Net operating earnings:  Net income excluding amortization of intangibles and goodwill.

(3)                                  Income before income taxes (excluding amortization of intangibles and goodwill) as a percentage of revenues (excluding distribution revenues).

Net income for the three months ended June 30, 2002 increased $4.3 million or 2.7% from net income for the three months ended June 30, 2001.  Net income for the six months ended June 30, 2002 increased $19.9 million or 6.4% from net income for the six months ended June 30, 2001. The increase in net income for the second quarter was principally due to a decrease in expenses, primarily amortization of goodwill resulting from the adoption of Statement of Financial Accounting Standards No. 142 (“SFAS 142”) on January 1, 2002 and promotion and servicing, offset by a decrease in revenues, primarily investment advisory and services fees and distribution revenues.  The increase in net income for the six month period was also principally due to a decrease in expenses, primarily amortization of goodwill resulting from the adoption of SFAS 142 on January 1, 2002 and promotion and servicing, offset by a decrease in revenues, primarily investment advisory and services fees and distribution revenues.

REVENUES (1)

	Three Months ended			Six Months ended
(Dollars in millions)	6/30/02	6/30/01	% Change	6/30/02	6/30/01	% Change
Investment advisory and services fees:
Retail	$213.4	$244.2	(12.6)%	$431.3	$498.0	(13.4)%
Institutional investment management	162.1	170.3	(4.8)	327.8	330.3	(0.8)
Private client	110.6	92.3	19.8	213.3	176.3	21.0
Subtotal	486.1	506.8	(4.1)	972.4	1,004.6	(3.2)
Distribution revenues	125.4	138.3	(9.3)	254.5	278.7	(8.7)
Institutional research services	78.1	71.2	9.7	149.9	135.6	10.5
Shareholder servicing fees	26.5	24.6	7.7	51.2	47.2	8.5
Other revenues, net	8.0	19.3	(58.5)	16.6	36.5	(54.5)
Total	$724.1	$760.2	(4.7)%	$1,444.6	$1,502.6	(3.9)%

(1)                                  Certain amounts in the 2001 presentation have been reclassified to conform to the 2002 presentation.

INVESTMENT ADVISORY AND SERVICES FEES

Investment advisory and services fees, the largest component of the Operating Partnership’s revenues, are generally calculated as a small percentage of the value of assets under management and vary with the type of account managed. Fee income is therefore affected by changes in the amount of assets under management, including market appreciation or depreciation, the addition of new client accounts or client contributions of additional assets to existing accounts, withdrawals of assets from and termination of client accounts, purchases and redemptions of mutual fund shares, and shifts of assets between accounts or products with different fee structures.  Active equity and balanced-growth accounts are generally charged higher investment advisory fees than active equity and balanced-value and active fixed income accounts.  Investment advisory and services fees include brokerage transaction charges of Sanford C. Bernstein & Co., LLC (“SCB LLC”), a wholly-owned subsidiary of the Operating Partnership, for substantially all private client transactions and certain institutional investment management client transactions. Investment advisory and services fees for the three and six months ended June 30, 2002 decreased $20.7 million or 4.1% and $32.2 million or 3.2%, respectively, from the three months and six months ended June 30, 2001.

Certain investment advisory contracts provide for a performance fee, in addition to or in lieu of a base fee, that is calculated as either a percentage of absolute investment results or a percentage of investment results in excess of a stated benchmark over a specified period of time.  Performance fees are recorded as revenue at the end of the measurement period and will generally be higher in favorable markets and lower in unfavorable markets, which may increase the volatility of the Operating Partnership’s revenues and earnings. Performance fees aggregated $7.7 million and $13.9 million for the three and six months ended June 30, 2002. The $8.8 million, or 53.3%, decrease in performance fees from $16.5 million in the second quarter of 2001 was primarily related to declines in equity markets which negatively affected growth equity and value equity products. The $7.0 million, or 33.5%, decrease in performance fees from $20.9 million for the six months ended June 30, 2001 was also primarily a result of lower investment returns.

Retail investment advisory and services fees for the three months ended June 30, 2002 decreased by $30.8 million or 12.6% from the three months ended June 30, 2001 primarily as a result of a 10.7% decrease in average assets under management and a $2.4 million decrease in performance fees.  Retail investment advisory and services fees for the six months ended June 30, 2002 decreased by $66.7 million or 13.4% from the six months ended June 30, 2001 primarily as a result of a 9.8% decrease in average assets under management, and a $2.8 million decrease in performance fees.

Institutional investment management investment advisory and services fees for the three months ended June 30, 2002 decreased by $8.2 million or 4.8% from the three months ended June 30, 2001 due primarily to a 1.1% decrease in average assets under management and a decrease in performance fees of $5.9 million offset by a $5.6 million increase in brokerage transaction charges from certain institutional investment management client transactions. Institutional investment management investment advisory and services fees for the six months ended June 30, 2002 decreased by $2.5 million or 0.8% from the six months ended June 30, 2001 due primarily to a 0.3% decrease in average assets under management and a decrease in performance fees of $3.9 million offset by a $8.6 million increase in brokerage transaction charges from certain institutional investment management client transactions.

Private client investment advisory and services fees for the three months ended June 30, 2002 increased $18.3 million or 19.8% from the three months ended June 30, 2001 due primarily to a 10.0% increase in average assets under management and higher brokerage transaction charges of $1.3 million offset by lower performance fees of $0.5 million.  Private client investment advisory and service fees for the six months ended June 30, 2002 increased $37.0 million or 21.0% from the six months ended June 30, 2001 due primarily to a 9.5% increase in average assets under management and higher brokerage transaction charges of $11.3 million offset by lower performance fees of $0.3 million.

DISTRIBUTION REVENUES

The Operating Partnership’s subsidiary, Alliance Fund Distributors, Inc. (“AFD”), acts as distributor of the Alliance Mutual Funds and receives distribution plan fees from those funds in reimbursement of distribution expenses it incurs. Distribution revenues for the three months and six months ended June 30, 2002 decreased 9.3% and 8.7%, respectively, from the three months and six months ended June 30, 2001 principally due to lower average daily mutual fund assets under management attributable to market depreciation.

INSTITUTIONAL RESEARCH SERVICES

Institutional research services revenue consists of brokerage transaction charges and underwriting syndicate revenues related to services provided to certain institutional investors by SCB LLC.  Brokerage transaction charges earned and related expenses are recorded on a trade date basis.  Syndicate participation and underwriting revenues include gains, losses and fees, net of syndicate expenses, arising from securities offerings in which SCB LLC acts as an underwriter or agent.  Syndicate participation and underwriting revenues are recorded on the offering date. Revenues from institutional research services for the three months and six months ended June 30, 2002 were $78.1 million and $149.9 million, an increase of 9.7% and 10.5% from the three and six months ended June 30, 2001, respectively due to higher New York Stock Exchange volume and increased market share for SCB LLC.

SHAREHOLDER SERVICING FEES

The Operating Partnership’s subsidiaries, Alliance Global Investor Services, Inc. and ACM Global Investor Services S.A., provide transfer agency services to the Alliance Mutual Funds. Shareholder servicing fees for the three months and six months ended June 30, 2002 increased 7.7% and 8.5%, respectively, from the three months and six months ended June 30, 2001 as a result of increases in the number of mutual fund shareholder accounts serviced. The number of shareholder accounts serviced increased to approximately 7.5 million as of June 30, 2002 compared to approximately 7.1 million as of June 30, 2001.

OTHER REVENUES, NET

Other revenues, net consist principally of net interest income earned on securities loaned to and borrowed from brokers and dealers and administration and record keeping services provided to the Alliance Mutual Funds. Investment income and changes in value of other investments are also included. Other revenues, net for the three months and six months ended June 30, 2002 decreased from the three and six months ended June 30, 2001 principally as a result of lower net interest income earned on securities loaned to and borrowed from brokers and dealers.

EXPENSES

	Three Months ended			Six Months ended
(Dollars in millions)	6/30/02	6/30/01	% Change	6/30/02	6/30/01	% Change
Employee compensation and benefits	$236.0	$227.2	3.9%	$472.1	$447.3	5.5%
Promotion and servicing	220.8	230.9	(4.4)	434.3	460.0	(5.6)
General and administrative	82.3	79.4	3.7	162.9	155.0	5.1
Interest	6.1	8.6	(29.1)	14.5	21.1	(31.3)
Amortization of intangible assets	5.2	43.1	(87.9)	10.4	86.2	(87.9)
Total	$550.4	$589.2	(6.6)%	$1,094.2	$1,169.6	(6.4)%

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

Employee compensation and benefits for the three months and six months ended June 30, 2002 increased 3.9% and 5.5%, respectively, from the three months and six months ended June 30, 2001 primarily as a result of increased commissions and incentive compensation primarily attributable to deferred compensation agreements entered into in connection with the Bernstein Acquisition offset by lower base compensation. The Operating Partnership had 4,458 employees at June 30, 2002 compared to 4,520 at June 30, 2001.

PROMOTION AND SERVICING

Promotion and servicing expenses include distribution plan payments to financial intermediaries for distribution of sponsored mutual funds and cash management services’ products and amortization of deferred sales commissions paid to financial intermediaries for the sale of Back-End Load Shares under the Operating Partnership’s mutual fund distribution System. See “Capital Resources and Liquidity”. Also included in this expense category are travel and entertainment, advertising, promotional materials, and investment meetings and seminars for financial intermediaries that distribute the Operating Partnership’s mutual fund products.

Promotion and servicing expenses for the three months and six months ended June 30, 2002 decreased 4.4% and 5.6%, respectively, from the three months and six months ended June 30, 2001 primarily due to lower distribution plan payments and travel and entertainment costs.

GENERAL AND ADMINISTRATIVE

General and administrative expenses are costs related to operations, including technology, professional fees, occupancy, communications, equipment and similar expenses. General and administrative expenses for the three months and six months ended June 30, 2002 increased 3.7% and 5.1%, respectively, from the three and six months ended June 30, 2001 principally as a result of higher occupancy costs.

INTEREST

Interest expense is incurred on the Operating Partnership’s borrowings and on deferred compensation owed to employees. Interest expense for the three months and six months ended June 30, 2002 decreased from the three months and six months ended June 30, 2001 primarily as a result of lower interest expense incurred on deferred compensation liabilities.

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

Income tax expense of $8.7 million for the three months ended June 30, 2002 decreased $1.6 million from the three months ended June 30, 2001 primarily as a result of a lower income tax rate for the current quarterly period offset by higher pre-tax income. Income tax expense of $17.5 million for the six months ended June 30, 2002 decreased $2.5 million from the six months ended June 30, 2001 primarily as a result of a lower income tax rate for the current year period offset by higher pre-tax income.

CAPITAL RESOURCES AND LIQUIDITY

Partners’ capital of the Operating Partnership was $3,942.9 million at June 30, 2002, an increase of $24.3 million or 0.6% from $3,918.6 million at March 31, 2002 and a decrease of $45.3 million or 1.1% from $3,988.2 million at December 31, 2001. The increase for the three months ended June 30, 2002 is primarily due to net income and amortization of deferred compensation expense offset by cash distributions in respect of the Operating Partnership’s Available Cash Flow (as defined in the Alliance Capital Partnership Agreement) for the first quarter of 2002 paid in the second quarter of 2002. The decrease for the six months ended June 30, 2002 is primarily due to cash distributions in respect of the Operating Partnership’s Available Cash Flow for the fourth quarter of 2001 and first quarter of 2002 paid in the first and second quarters of 2002, respectively.

Cash flow from operations, proceeds from borrowings and proceeds from the issuance of Operating Partnership Units to AXA Financial and its subsidiaries have been the Operating Partnership’s principal sources of working capital.

The Operating Partnership’s cash and cash equivalents increased $126.1 million for the six months ended June 30, 2002. Cash inflows for the first six months included $727.1 million from operations. Cash outflows included cash distributions of $356.4 million, net repayment of borrowings of $156.5 million, capital expenditures of $32.3 million and purchases of Alliance Holding Units by a subsidiary for $75.7 million to fund deferred compensation plans.

The Operating Partnership’s mutual fund distribution system (the “System”) includes a multi-class share structure. The System permits the Operating Partnership’s open-end mutual funds to offer investors various options for the purchase of mutual fund shares, including the purchase of Front-End Load Shares and Back-End Load Shares. The Front-End Load Shares are subject to a conventional front-end sales charge paid by investors to AFD at the time of sale. AFD in turn compensates the financial intermediaries distributing the funds from the front-end sales charge paid by investors. For Back-End Load Shares, investors do not pay a front-end sales charge although, if there are redemptions before the expiration of the applicable minimum holding periods (which range from one year to four years), investors pay a contingent deferred sales charge (“CDSC”) to AFD. While AFD is obligated to compensate the financial intermediaries at the time of the purchase of Back-End Load Shares, it receives higher ongoing distribution fees from the funds.  Deferred sales commissions are expected to be recovered over periods not exceeding five and one-half years.  Payments made to financial intermediaries in connection with the sale of Back-End Load Shares under the System, net of CDSC received, reduced cash flow from operations by approximately $61.3 million for the six months ended June 30, 2002.

The Operating Partnership’s outstanding debt and weighted average interest rates at June 30, 2002 and 2001 were as follows:

	June 30,
	2002			2001
(Dollars in Millions)	Total Available	Balance	Interest Rate	Total Available	Balance	Interest Rate
Senior Notes	$600.0	$398.2	5.9%	$—	$—	—%
Commercial Paper	425.0	68.3	2.0	425.0	342.2	4.0
Revolving credit facilities (1)	450.0	—	—	450.0	202.0	4.2
ECN program (2)	100.0	—	—	100.0	63.2	4.0
Other	n/a	6.5	3.4	n/a	6.0	4.3
Total	$1,575.0	$473.0	5.3%	$975.0	$613.4	4.1%

(1)                                  Excludes the $425 million facility used to provide back-up liquidity for commercial paper program.

(2)                                  Extendible Commercial Notes.

The revolving credit facilities contain covenants which, among other things, require the Operating Partnership to meet certain financial ratios.

The Operating Partnership’s substantial equity base and access to public and private debt should provide adequate liquidity for its general business needs. Management believes that cash flow from operations and the issuance of debt and Alliance Capital or Alliance Holding Units will provide the Operating Partnership with the financial resources to meet its capital requirements for mutual fund sales and its other working capital requirements.

COMMITMENTS AND CONTINGENCIES

The Operating Partnership’s capital commitments, which consist primarily of operating leases for office space, are generally funded from future operating cash flows.

Payments made to financial intermediaries in connection with the sale of Back-End Load Shares under the Operating Partnership's mutual fund distribution System (see "Capital Resources and Liquidity") are capitalized as deferred sales commissions and amortized over periods not exceeding five and one-half years, the periods of time during which deferred sales commissions are expected to be recovered from distribution fees received from those funds and from contingent deferred sales charges received from shareholders of those funds upon redemption of their shares.  The recorded amount of the deferred sales commissions totaled $591.8 million at June 30, 2002.

Impairment of the deferred sales commission asset is evaluated quarterly, or when a significant decrease in the estimated fair value of deferred sales commissions occurs, by comparing the undiscounted future cash flows estimated by management to be realized from this asset to its recorded amount.  If the estimated undiscounted future cash flows are less than the recorded amount and if management estimates that the recorded amount is not fully recoverable, an impairment loss is recognized for the difference between the recorded amount and the estimated fair value of the asset.  Cash flows consist of ongoing distribution fees and CDSC.  Distribution fees are calculated as a percentage of average assets under management related to Back-End Load Shares.  CDSC is based on the values of Back-End Load Shares redeemed and the point at which redeemed during the applicable minimum holding period under the System.  Average assets under management related to Back-End Load Shares and the value of Back-End Load Shares redeemed increase or decrease based on market appreciation or depreciation and the sale and redemption of Back-End Load Shares.  Management believes AFD will recover fully the amounts paid to financial intermediaries from distribution fees it expects to receive from Alliance Mutual Funds in respect of assets under management related to Back-End Load Shares and the CDSC it expects to receive from Alliance Mutual Fund shareholders on the date of redemption of their Back-End Load Shares. However, continuing declines in financial markets from June 30, 2002 levels or continuing unfavorable Back-End Load Share redemption levels compared to historical average levels, or both, may result in impairment of the deferred sales commission asset in the future.  Due to the uncertainty surrounding the extent and timing of the receipt by AFD of future cash flows required to recover the deferred sales commission asset, management is unable to predict the timing of any impairment that may occur, but should an impairment occur in the future, it would reduce materially the recorded amount of the asset with a corresponding non-cash charge to expense.

See “Note 6. Commitments and Contingencies” of the unaudited condensed consolidated financial statements contained in Item 1 of this Form 10-Q.

CASH DISTRIBUTIONS

The Operating Partnership is required to distribute all of its Available Cash Flow to the General Partner and Alliance Capital Unitholders. The Available Cash Flow of the Operating Partnership for the three months and six months ended June 30, 2002 and 2001 were as follows:

	Three Months Ended		Six Months Ended
	6/30/02	6/30/01	6/30/02	6/30/01
Available Cash Flow (in thousands)	$164,016	$195,146	$332,699	$382,777
Distribution Per Unit	$0.65	$0.78	$1.32	$1.53

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

Part II

OTHER INFORMATION

Item 1.    Legal Proceedings

On April 25, 2001, an amended class action complaint (“Miller Complaint”) entitled Miller, et al. v. Mitchell Hutchins Asset Management, Inc., et al. was filed in federal district court in the Southern District of Illinois against Alliance Capital Management L.P. (“Alliance Capital”), Alliance Fund Distributors, Inc. (“AFD”), and other defendants alleging violations of the federal Investment Company Act of 1940, as amended (“ICA”) and breaches of common law fiduciary duty. The allegations in the Miller Complaint concern six mutual funds with which Alliance Capital has investment advisory agreements, including Alliance Premier Growth Fund (“Premier Growth Fund”), Alliance Health Care Fund, Alliance Growth Fund, Alliance Quasar Fund, Alliance Fund, and Alliance Disciplined Value Fund. The principal allegations of the Miller Complaint are that (i) certain advisory agreements concerning these funds were negotiated, approved, and executed in violation of the ICA, in particular because certain directors of these funds should be deemed interested under the ICA; (ii) the distribution plans for these funds were negotiated, approved, and executed in violation of the ICA; and (iii) the advisory fees and distribution fees paid to Alliance Capital and AFD, respectively, are excessive and, therefore, constitute a breach of fiduciary duty. Plaintiffs seek a recovery of certain fees paid by these funds to Alliance Capital.  On March 12, 2002, the court issued an order granting defendants’ motion to dismiss the Miller Complaint.  The court allowed plaintiffs up to and including April 1, 2002 to file an amended complaint comporting with its order.  On April 1, 2002, plaintiffs filed an amended complaint. The allegations and relief sought in the amended complaint are virtually identical to the Miller Complaint. On May 1, 2002, the defendants filed a motion to dismiss the amended complaint.

Alliance Capital and AFD believe that plaintiffs’ allegations in the amended complaint are without merit and intend to vigorously defend against these allegations. At the present time, management of Alliance Capital and AFD are unable to estimate the impact, if any, that the outcome of this action may have on Alliance Capital’s results of operations or financial condition.

On December 7, 2001, a complaint entitled Benak v. Alliance Capital Management L.P. and Alliance Premier Growth Fund (“Benak Complaint”) was filed in federal district court in the District of New Jersey against Alliance Capital and Premier Growth Fund alleging violation of the ICA. The principal allegations of the Benak Complaint are that Alliance Capital breached its duty of loyalty to Premier Growth Fund because one of the directors of the General Partner of Alliance Capital served as a director of Enron Corp. (“Enron”) when Premier Growth Fund purchased shares of Enron and as a consequence thereof the investment advisory fees paid to Alliance Capital by Premier Growth Fund should be returned as a means of recovering for Premier Growth Fund the losses plaintiff alleges were caused by the alleged breach of the duty of loyalty. Plaintiff seeks recovery of certain fees paid by Premier Growth Fund to Alliance Capital. On December 21, 2001, a complaint entitled Roy v. Alliance Capital Management L.P. and Alliance Premier Growth Fund (“Roy Complaint”) was filed in federal district court in the Middle District of Florida, Tampa Division, against Alliance Capital and Premier Growth Fund. The allegations and relief sought in the Roy Complaint are virtually identical to the Benak Complaint. On March 13, 2002, the court granted the defendants’ motion to transfer the Roy Complaint to federal district court in the District of New Jersey. On December 26, 2001, a complaint entitled Roffe v. Alliance Capital Management L.P. and Alliance Premier Growth Fund (“Roffe Complaint”) was filed in federal district court in the District of New Jersey against Alliance Capital and Premier Growth Fund. The allegations and relief sought in the Roffe Complaint are virtually identical to the Benak Complaint. On February 14, 2002, a complaint entitled Tatem v. Alliance Capital Management L.P. and Alliance Premier Growth Fund (“Tatem Complaint”) was filed in federal district court in the District of New Jersey against Alliance Capital and Premier Growth Fund. The allegations and relief sought in the Tatem Complaint are virtually identical to the Benak Complaint. On March 6, 2002, a complaint entitled Gissen v. Alliance Capital Management L.P. and Alliance Premier Growth Fund (“Gissen Complaint”) was filed in federal district court in the District of New Jersey against Alliance Capital and Premier Growth Fund. The allegations and relief sought in the Gissen Complaint are virtually identical to the Benak Complaint. On July 11, 2002, a complaint entitled Pfeiffer v. Alliance Capital Management L.P. and Alliance Premier Growth Fund (“Pfeiffer Complaint”) was filed in federal district court in the District of New Jersey against Alliance Capital and Premier Growth Fund. The allegations and relief sought in the Pfeiffer Complaint are virtually identical to the Benak Complaint. On May 8, 2002, the court granted the motion of the plaintiffs in the Benak, Roy, Roffe, Tatem and Gissen cases to consolidate those complaints.

Alliance Capital believes the plaintiffs’ allegations in the Benak Complaint, Roy Complaint,  Roffe Complaint, Tatem Complaint, Gissen Complaint and Pfeiffer Complaint are without merit and intends to vigorously defend against these allegations. At the present time management of Alliance Capital is unable to estimate the impact, if any, that the outcome of these actions may have on Alliance Capital’s results of operations or financial condition.

On April 8, 2002, in In re Enron Corporation Securities Litigation, a consolidated complaint (“Enron Complaint”) was filed in the district court in the Southern District of Texas, Houston Division, against numerous defendants, including Alliance Capital. The principal allegations of the Enron Complaint, as they pertain to Alliance Capital, are that Alliance Capital violated Sections 11 and 15 of the Securities Act of 1933, with respect to a registration statement filed by Enron and effective with the Securities and Exchange Commission on July 18, 2001, which was used to sell $1.9 billion Enron Corporation Zero Coupon Convertible Notes due 2021. Plaintiffs allege that Frank Savage, who was at that time an employee of Alliance Capital and who was and remains a director of the General Partner of Alliance Capital, signed the registration statement at issue. Plaintiffs allege that the registration statement was materially misleading. Plaintiffs further allege that Alliance Capital was a controlling person of Frank Savage. Plaintiffs therefore assert that Alliance Capital is itself liable for the allegedly misleading registration statement. Plaintiffs seek recission or a recissionary measure of damages. The Enron Complaint specifically states that “[n]o allegations of fraud are made against or directed at” Alliance Capital. On June 3, 2002, Alliance Capital moved to dismiss the Enron Complaint as the allegations therein pertain to it.

Alliance Capital believes the allegations of the Enron Complaint as to it are without merit and intends to vigorously defend against these allegations. At the present time management of Alliance Capital is unable to estimate the impact, if any, that the outcome of this action may have on Alliance Capital’s results of operations or financial condition.

On May 7, 2002, a complaint entitled The Florida State Board of Administration v. Alliance Capital Management L.P. (“SBA Complaint”) was filed in the Circuit Court of the Second Judicial Circuit, in and for Leon County, Florida against Alliance Capital.  The SBA Complaint alleges breach of contract relating to the Investment Management Agreement between The Florida State Board of Administration (“SBA”) and Alliance Capital, breach of the covenant of good faith and fair dealing contained in the Investment Management Agreement, breach of fiduciary duty, negligence, gross negligence and violation of the Florida

Securities and Investor Protection Act, in connection with purchases and sales of Enron common stock for the SBA investment account.  The SBA seeks more than $300 million in compensatory damages and an unspecified amount of punitive damages. On June 10, 2002, Alliance Capital moved to dismiss the SBA Complaint.

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

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 5.    Other Information

None.

Item 6     Exhibits and Reports on Form 8-K

(a)           Exhibits

15         Independent Accountants’ Review Report

99.1      Certification of Mr. Calvert Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2      Certification of Mr. Joseph Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)           Reports on Form 8-K

On July 24, 2002, Alliance Capital and Alliance Holding and each filed a Current Report on Form 8-K with respect to their Second Quarter Review dated July 23, 2002.

On July 15, 2002, Alliance Capital and Alliance Holding each filed a Current Report on Form 8-K with respect to a press release issued July 12, 2002.

On June 27, 2002, Alliance Capital and Alliance Holding each filed a Current Report on Form 8-K with respect to a press release issued June 26, 2002.

On June 13, 2002, Alliance Capital and Alliance Holding each filed a Current Report on Form 8-K with respect to a press release issued June 13, 2002.

On May 14, 2002, Alliance Capital and Alliance Holding each filed a Current Report on Form 8-K with respect to a press release issued May 13, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIANCE CAPITAL MANAGEMENT L.P.

Dated: August 14, 2002	By:	Alliance Capital Management
Corporation, its General Partner

	By:	/s/ Robert H. Joseph, Jr.
Robert H. Joseph, Jr.
Senior Vice President &
Chief Financial Officer