Form 10-Q
period 2002-09-30
ALLIANCE CAPITAL MANAGEMENT L P
filed 2002-11-14
CIK 1109448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes  ☒                   No  ☐

249,934,760 units of limited partnership interest in Alliance Capital Management L.P. were outstanding as of September 30, 2002.

ALLIANCE CAPITAL MANAGEMENT L.P.

Part I

FINANCIAL INFORMATION

Item 1.      Financial Statements

ALLIANCE CAPITAL MANAGEMENT L.P.

Condensed Consolidated Statements of Financial Condition

(in thousands)

	9/30/02	12/31/01
	(unaudited)
ASSETS

Cash and cash equivalents.	$148,038	$220,127
Cash and securities segregated, at market (cost: $1,145,074 and $1,409,013)	1,147,943	1,415,158
Receivables:
Brokers and dealers	870,823	1,441,604
Brokerage clients	285,204	156,945
Fees	267,971	356,033
Investments	358,391	281,718
Furniture, equipment and leasehold improvements, net	251,959	243,988
Goodwill, net	2,876,657	2,876,657
Intangible assets, net	372,600	388,125
Deferred sales commissions, net	544,019	648,244
Other investments	28,749	52,651
Other assets	114,924	94,143
Total assets	$7,267,278	$8,175,393

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:
Payables:
Brokers and dealers	$616,059	$995,627
Brokerage clients	1,507,197	1,822,735
Alliance Mutual Funds	116,396	211,621
Accounts payable and accrued expenses	179,295	194,538
Accrued compensation and benefits	474,521	328,077
Debt	433,806	627,609
Minority interests in consolidated subsidiaries	7,798	7,026
Total liabilities	3,335,072	4,187,233

Partners’ capital	3,932,206	3,988,160
Total liabilities and partners’ capital	$7,267,278	$8,175,393

See accompanying notes to condensed consolidated financial statements

ALLIANCE CAPITAL MANAGEMENT L.P.

Condensed Consolidated Statements of Income

(unaudited)

(in thousands, except per Unit amounts)

	Three Months Ended		Nine Months Ended
	9/30/02	9/30/01	9/30/02	9/30/01
Revenues:
Investment advisory and services fees	$436,250	$489,702	$1,408,670	$1,494,336
Distribution revenues	108,803	133,941	363,352	412,638
Institutional research services	75,801	63,551	225,659	199,162
Shareholder servicing fees	24,481	24,719	75,637	71,928
Other revenues, net	4,376	12,933	21,019	49,386
	649,711	724,846	2,094,337	2,227,450

Expenses:
Employee compensation and benefits	221,899	219,117	694,086	666,432
Promotion and servicing:
Distribution plan payments	94,949	106,880	303,994	322,841
Amortization of deferred sales commissions	56,250	57,373	174,001	173,577
Other	46,130	56,132	153,624	183,958
General and administrative	83,672	76,374	246,556	231,267
Interest	3,376	5,363	17,856	26,528
Amortization of intangible assets	5,175	43,140	15,525	129,407
	511,451	564,379	1,605,642	1,734,010

Income before income taxes	138,260	160,467	488,695	493,440

Income taxes	6,912	9,629	24,434	29,608

Net income	$131,348	$150,838	$464,261	$463,832

Net income per Unit:
Basic	$0.52	$0.60	$1.84	$1.85
Diluted	$0.52	$0.59	$1.81	$1.81

See accompanying notes to condensed consolidated financial statements

ALLIANCE CAPITAL MANAGEMENT L.P.

Condensed Consolidated Statements of
Changes in Partners’ Capital
and Comprehensive Income

(unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	9/30/02	9/30/01	9/30/02	9/30/01

Partners’ capital - beginning of period	$3,942,854	$4,054,898	$3,988,160	$4,133,677
Comprehensive income:
Net income	131,348	150,838	464,261	463,832
Unrealized (loss) on investments, net	(165)	(1,538)	(1,460)	(2,266)
Foreign currency translation adjustment, net	1,222	1,553	6,728	(1,212)
Comprehensive income	132,405	150,853	469,529	460,354
Capital contributions from General Partner	184	118	595	354
Cash distribution to General Partner and Alliance Capital Unitholders	(164,090)	(195,146)	(520,469)	(597,620)
Purchase of Alliance Holding Units to fund deferred compensation plans, net	2,011	—	(73,706)	(9,206)
Amortization of deferred compensation expense	17,443	4,747	49,902	16,378
Proceeds from options for Alliance Holding Units exercised	1,399	5,746	18,195	17,279
Partners’ capital - end of period	$3,932,206	$4,021,216	$3,932,206	$4,021,216

See accompanying notes to condensed consolidated financial statements

ALLIANCE CAPITAL MANAGEMENT L.P.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Nine Months Ended
	9/30/02	9/30/01
Cash flows from operating activities:
Net income	$464,261	$463,832
Adjustments to reconcile net income to net cash provided from operating activities:
Amortization and depreciation	225,848	334,394
Other, net	74,365	45,632
Changes in assets and liabilities:
Decrease in segregated cash and securities	267,215	212,856
Decrease in receivable from brokers and dealers	572,334	682,204
(Increase) in receivable from brokerage clients	(125,513)	(32,114)
Decrease in fees receivable	88,799	103,726
(Increase) in deferred sales commissions	(69,764)	(125,702)
Decrease in other investments	24,345	1,662
(Increase) decrease in other assets	(21,732)	3,588
(Decrease) in payable to Alliance Mutual Funds	(95,241)	(57,724)
(Decrease) in payable to brokers and dealers	(382,381)	(456,981)
(Decrease) in payable to brokerage clients	(316,913)	(277,205)
(Decrease) in accounts payable and accrued expenses	(16,572)	(48,886)
Increase in accrued compensation and benefits, less deferred compensation	126,532	157,456
Net cash provided from operating activities	815,583	1,006,738

Cash flows from investing activities:
Purchase of investments	(1,492,062)	(1,905,662)
Proceeds from sale of investments	1,414,702	1,741,428
Additions to furniture, equipment and leasehold improvements, net	(43,246)	(63,322)
Other	—	(6,779)
Net cash (used in) investing activities	(120,606)	(234,335)

Cash flows from financing activities:
Proceeds from issuance of debt	13,164,376	15,326,209
Repayment of debt	(13,360,332)	(15,548,830)
Cash distribution to General Partner and Alliance Capital Unitholders	(520,469)	(597,620)
Capital contributions from General Partner	595	354
Proceeds from options for Alliance Holding Units exercised	18,195	17,279
Purchase of Alliance Holding Units to fund deferred compensation plans	(73,706)	(9,206)
Net cash (used in) financing activities	(771,341)	(811,814)

Effect of exchange rate changes on cash and cash equivalents	4,275	(433)

Net (decrease) in cash and cash equivalents	(72,089)	(39,844)
Cash and cash equivalents at beginning of period	220,127	216,251
Cash and cash equivalents at end of period	$148,038	$176,407

See accompanying notes to condensed consolidated financial statements

ALLIANCE CAPITAL MANAGEMENT L.P.

Notes to Condensed Consolidated Financial Statements

September 30, 2002

(unaudited)

1.     Organization and Bernstein Acquisition

Alliance Capital Management Corporation (“ACMC”), an indirect wholly-owned subsidiary of AXA Financial, Inc. (“AXA Financial”), is the general partner of both Alliance Capital Management Holding L.P. (“Alliance Holding”) and Alliance Capital Management L.P. (“Alliance Capital” or the “Operating Partnership”). AXA Financial is an indirect wholly-owned subsidiary of AXA, a French company, which is a holding company for an international group of insurance and related financial services companies.  Alliance Capital is a registered investment adviser under the Investment Advisers Act of 1940. Alliance Holding Units are publicly traded on the New York Stock Exchange (“NYSE”).  Alliance Capital Units do not trade publicly and are subject to significant restrictions on transfer.

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

At September 30, 2002, Alliance Holding owned approximately 76.1 million, or 30.5%, of the issued and outstanding Alliance Capital Units. ACMC owns 100,000 general partnership Units in Alliance Holding and a 1% general partnership interest in the Operating Partnership. At September 30, 2002, AXA Financial was the beneficial owner of approximately 1.9% of the outstanding publicly traded Alliance Holding Units and approximately 51.4% of the outstanding Alliance Capital Units which, including the general partnership interests in the Operating Partnership and Alliance Holding, represents an economic interest of approximately 52.5% in the Operating Partnership.  At September 30, 2002, SCB Partners Inc., a wholly-owned subsidiary of SCB Inc., was the beneficial owner of approximately 16.3% of the outstanding Alliance Capital Units.

On November 8, 2002, SCB Inc. and SCB Partners Inc. gave notice with respect to the exercise of their rights to sell, to AXA Financial or an entity designated by AXA Financial, 8.16 million Alliance Capital Units at a purchase price equal to the average of the closing prices of an Alliance Holding Unit as quoted on the NYSE for ten trading days ending on November 15, 2002.  Upon completion of this transaction, AXA Financial’s beneficial ownership in the Operating Partnership will increase approximately 3.2% to approximately 55.7%.

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

3.     Summary of Significant Accounting Policies

Basis of Presentation

The unaudited interim condensed consolidated financial statements of the Operating Partnership included herein have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of (a) the Operating Partnership’s financial position at September 30, 2002, (b) the Operating Partnership’s results of operations for the three months and nine months ended September 30, 2002 and 2001, and (c) the Operating Partnership’s cash flows for the nine months ended September 30, 2002 and 2001, have been made.  The preparation of the financial statements requires management to make certain  estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates. These statements should be read in conjunction with the Operating Partnership’s consolidated financial statements for the year ended December 31, 2001.

Reclassifications

Prior period amounts reflect the reclassification of revenue sharing payments from distribution plan payments to other promotion and servicing expense.

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

Sales commissions paid to financial intermediaries in connection with the sale of shares of open-end Alliance Mutual Funds sold without a front-end sales charge are capitalized and amortized over periods not exceeding five and one-half years, the periods of time during which deferred sales commissions are generally recovered from distribution fees received from those funds and from contingent deferred sales charges received from shareholders of those funds upon the redemption of their shares. Contingent deferred sales charges reduce unamortized deferred sales commissions when received.

Management tests intangible and deferred sales commission assets for recoverability  quarterly, or when events or changes in circumstances occur that could significantly increase the risk of impairment of these assets. Undiscounted future cash flows estimated by management to be realized from each of these assets are compared to their respective recorded amounts.  Management assesses the results of these analyses, and other relevant factors, to determine if these assets are recoverable. If management determines these assets are not recoverable, an impairment condition would exist and the loss would be measured as the amount by which the recorded amount of those assets exceeds their estimated fair value. Estimated fair value is determined using management’s best estimate of discounted cash flows.

Revenue Recognition

Investment advisory and services base fees, generally calculated as a small percentage of assets under management for clients, are recorded as revenue as the related services are performed. Certain investment advisory contracts provide for a performance fee, in addition to or in lieu of a base fee, that is calculated as either a percentage of absolute investment results or a percentage of investment results in excess of a stated benchmark over a specified period of time. Performance fees are recorded as revenue at the end of the measurement period. Investment advisory and services fees include brokerage transaction charges of Sanford C. Bernstein & Co., LLC (“SCB LLC”), a wholly-owned subsidiary of the Operating Partnership, for substantially all private client transactions and certain institutional investment management client transactions. Distribution revenues and shareholder servicing fees are accrued as earned.

Institutional research services revenue consists of brokerage transaction charges related to services provided to certain institutional investors. Brokerage transaction charges earned and related expenses are recorded on a trade date basis.

4.     Cash and Securities Segregated Under Federal Regulations and Other Requirements

At September 30, 2002,  $1.1 billion of United States Treasury Bills were segregated in a special reserve bank custody account for the exclusive benefit of brokerage customers under rule 15c3-3 of the SEC.

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

	Three Months Ended		Nine Months Ended
	9/30/02	9/30/01	9/30/02	9/30/01

Net income	$131,348	$150,838	$464,261	$463,832

Weighted average Units outstanding - Basic	249,872	248,158	249,505	247,816
Dilutive effect of employee options	2,456	5,823	3,814	6,041
Weighted average Units outstanding - Diluted	252,328	253,981	253,319	253,857

Basic net income per Unit	$0.52	$0.60	$1.84	$1.85
Diluted net income per Unit	$0.52	$0.59	$1.81	$1.81

6.     Commitments and Contingencies

On April 25, 2001, an amended class action complaint entitled Miller, et al. v. Mitchell Hutchins Asset Management, Inc., et al. (“Miller Complaint”), was filed in federal district court in the Southern District of Illinois against Alliance Capital, Alliance Fund Distributors, Inc. (“AFD”), and other defendants alleging violations of the federal Investment Company Act of 1940, as amended (“ICA”) and breaches of common law fiduciary duty. The allegations in the Miller Complaint concern six mutual funds with which Alliance Capital has investment advisory agreements, including Alliance Premier Growth Fund (“Premier Growth Fund”), Alliance Health Care Fund, Alliance Growth Fund, Alliance Quasar Fund, Alliance Fund, and Alliance Disciplined Value Fund. The principal allegations of the Miller Complaint are that (i) certain advisory agreements concerning these funds were negotiated, approved, and executed in violation of the ICA, in particular because certain directors of these funds should be deemed interested under the ICA; (ii) the distribution plans for these funds were negotiated, approved, and executed in violation of the ICA; and (iii) the advisory fees and distribution fees paid to Alliance Capital and AFD, respectively, are excessive and, therefore, constitute a breach of fiduciary duty. Plaintiffs seek a recovery of certain fees paid by these funds to Alliance Capital.  On March 12, 2002, the court issued an order granting defendants’ joint motion to dismiss the Miller Complaint.  The court allowed plaintiffs up to and including April 1, 2002 to file an amended complaint comporting with its order.  On April 1, 2002, plaintiffs filed an amended complaint.  The allegations and relief sought in the amended complaint are virtually identical to the Miller Complaint. On May 1, 2002, defendants filed a motion to dismiss the amended complaint.

Alliance Capital and AFD believe that plaintiffs’ allegations in the amended complaint are without merit and intend to vigorously defend against these allegations. At the present time, management of Alliance Capital and AFD are unable to estimate the impact, if any, that the outcome of this action may have on Alliance Capital’s results of operations or financial condition.

On December 7, 2001, a complaint entitled Benak v. Alliance Capital Management L.P. and Alliance Premier Growth Fund (“Benak Complaint”) was filed in federal district court in the District of New Jersey against Alliance Capital and Premier Growth Fund alleging violation of the ICA. The principal allegations of the Benak Complaint are that Alliance Capital breached its duty of loyalty to Premier Growth Fund because one of the directors of the General Partner of Alliance Capital served as a director of Enron Corp. (“Enron”) when Premier Growth Fund purchased shares of Enron and as a consequence thereof the investment advisory fees paid to Alliance Capital by Premier Growth Fund should be returned as a means of recovering for Premier Growth Fund the losses plaintiff alleges were caused by the alleged breach of the duty of loyalty. Plaintiff seeks recovery of certain fees paid by Premier Growth Fund to Alliance Capital. On December 21, 2001, a complaint entitled Roy v. Alliance Capital Management L.P. and Alliance Premier Growth Fund (“Roy Complaint”) was filed in federal district court in the Middle District of Florida, Tampa Division, against Alliance Capital and Premier Growth Fund. The allegations and relief sought in the Roy Complaint are virtually identical to the Benak Complaint. On March 13, 2002, the court granted the defendants’ motion to transfer the Roy Complaint to federal district court in the District of New Jersey. On December 26, 2001, a complaint entitled Roffe v. Alliance Capital Management L.P. and Alliance Premier Growth Fund (“Roffe Complaint”) was filed in federal district court in the District of New Jersey against Alliance Capital and Premier Growth Fund. The allegations and relief sought in the Roffe Complaint are virtually identical to the Benak Complaint. On February 14, 2002, a complaint entitled Tatem v. Alliance Capital Management L.P. and Alliance Premier Growth Fund (“Tatem Complaint”) was filed in federal district court in the District of New Jersey against Alliance Capital and Premier Growth Fund. The allegations and relief sought in the Tatem Complaint are virtually identical to the Benak Complaint. On March 6, 2002, a complaint entitled Gissen v. Alliance Capital Management L.P. and Alliance Premier Growth Fund (“Gissen Complaint”) was filed in federal district court in the District of New Jersey against Alliance Capital and Premier Growth Fund. The allegations and relief sought in the Gissen Complaint are virtually identical to the Benak Complaint. On July 11, 2002, a complaint entitled Pfeiffer v. Alliance Capital Management L.P. and Alliance Premier Growth Fund (“Pfeiffer Complaint”) was filed in federal district court in the District of New Jersey against Alliance Capital and Premier Growth Fund. The allegations and relief sought in the Pfeiffer Complaint are virtually identical to the Benak Complaint.  As of August 27, 2002, all of the actions identified in this paragraph have been consolidated in federal district court in the District of New Jersey.

Alliance Capital believes the plaintiffs’ allegations in the Benak Complaint, Roy Complaint, Roffe Complaint, Tatem Complaint, Gissen Complaint and Pfeiffer Complaint are without merit and intends to vigorously defend against these allegations.  At the present time, management of Alliance Capital is unable to estimate the impact, if any, that the outcome of these actions may have on Alliance Capital’s results of operations or financial condition.

On April 8, 2002, in In re Enron Corporation Securities Litigation, a consolidated complaint (“Enron Complaint”) was filed in the district court in the Southern District of Texas, Houston Division, against numerous defendants, including Alliance Capital. The principal allegations of the Enron Complaint, as they pertain to Alliance Capital, are that Alliance Capital violated Sections 11 and 15 of the Securities Act of 1933, with respect to a registration statement filed by Enron and effective with the SEC on July 18, 2001, which was used to sell $1.9 billion Enron Corporation Zero Coupon Convertible Notes due 2021. Plaintiffs allege that Frank Savage, who was at that time an employee of Alliance Capital and who was and remains a director of the General Partner of Alliance Capital, signed the registration statement at issue. Plaintiffs allege that the registration statement was materially misleading. Plaintiffs further allege that Alliance Capital was a controlling person of Frank Savage. Plaintiffs therefore assert that Alliance Capital is itself liable for the allegedly misleading registration statement. Plaintiffs seek rescission or a rescissionary measure of damages. The Enron Complaint specifically states that “[n]o allegations of fraud are made against or directed at” Alliance Capital. On June 3, 2002, Alliance Capital moved to dismiss the Enron Complaint as the allegations therein pertain to it.

Alliance Capital believes the allegations of the Enron Complaint as to it are without merit and intends to vigorously defend against these allegations. At the present time, management of Alliance Capital is unable to estimate the impact, if any, that the outcome of this action may have on Alliance Capital’s results of operations or financial condition.

 On May 7, 2002, a complaint entitled The Florida State Board of Administration v. Alliance Capital Management L.P. (“SBA Complaint”) was filed in the Circuit Court of the Second Judicial Circuit, in and for Leon County, Florida against Alliance Capital.  The SBA Complaint alleges breach of contract relating to the Investment Management Agreement between The Florida State Board of Administration (“SBA”) and Alliance Capital, breach of the covenant of good faith and fair dealing contained in the Investment Management Agreement, breach of fiduciary duty, negligence, gross negligence and violation of the Florida Securities and Investor Protection Act, in connection with purchases and sales of Enron common stock for the SBA investment account.  The SBA seeks more than $300 million in compensatory damages and an unspecified amount of punitive damages. On June 10, 2002, Alliance Capital moved to dismiss the SBA Complaint. On September 12, 2002, that motion was denied.

Alliance Capital believes the SBA’s allegations in the SBA Complaint are without merit and intends to vigorously defend against these allegations.  At the present time, management of Alliance Capital is unable to estimate the impact, if any, that the outcome of this action may have on Alliance Capital’s results of operations or financial condition.

On September 12, 2002, a complaint entitled Lawrence E. Jaffe Pension Plan, Lawrence E. Jaffe Trustee U/A 1198 v. Alliance Capital Management L.P., Alfred Harrison and Alliance Premier Growth Fund, Inc. (“Jaffe Complaint”) was filed in federal district court in the Southern District of New York against Alliance Capital, Alfred Harrison and Premier Growth Fund  alleging violation of the ICA.  The Jaffe Complaint alleges that the defendants breached their fiduciary duties of loyalty, care and good faith to Premier Growth Fund by causing Premier Growth Fund to invest in the securities of Enron and that the agreements between Premier Growth Fund and Alliance Capital violated the ICA because all of the directors of Premier Growth Fund should be deemed interested under the ICA.  Plaintiff seeks damages equal to Premier Growth Fund’s losses as a result of Premier Growth Fund’s investment in shares of Enron and a recovery of all fees paid to Alliance Capital beginning November 1, 2000.

Alliance Capital and Alfred Harrison believe that plaintiff’s allegations in the Jaffe Complaint are without merit and intend to vigorously defend against these allegations.  At the present time, management of Alliance Capital is unable to estimate the impact, if any, that the outcome of this action may have on Alliance Capital’s results of operations or financial condition.

Alliance Capital and Alliance Holding are involved in various other inquiries, administrative proceedings and litigation, some of which allege substantial damages.  While any proceeding or litigation has the element of uncertainty, management of Alliance Capital and Alliance Holding believe that the outcome of any one of the other lawsuits or claims that is pending or threatened, or all of them combined, will not have a material adverse effect on Alliance Capital’s or Alliance Holding’s results of operations or financial condition.

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

8.     Supplemental Cash Flow Information

Cash payments for interest and income taxes were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	9/30/02	9/30/01	9/30/02	9/30/01
Interest	$12,300	$4,589	$27,372	$25,664
Income taxes	11,996	8,127	25,812	27,410

9.     Goodwill and Intangible Assets – Adoption of SFAS 142

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets”. SFAS 142 changes the accounting for goodwill and certain intangible assets from an amortization method to an impairment approach. Management of the Operating Partnership adopted SFAS 142 on January 1, 2002. SFAS 142 requires the Operating Partnership to cease amortizing goodwill as of January 1, 2002 and to test the Operating Partnership’s goodwill annually for impairment. The first test was completed on June 30, 2002 and did not result in an indicated impairment.  Had the Operating Partnership not amortized goodwill for the three and nine months ended September 30, 2001, net income, basic net income, basic net income per Unit and diluted net income per Unit would have been as follows (in thousands, except per Unit amounts):

	Three Months Ended		Nine Months Ended
	9/30/02	9/30/01	9/30/02	9/30/01
Reported net income	$131,348	$150,838	$464,261	$463,832
Add back: Goodwill amortization	—	37,965	—	113,882
Adjusted net income	$131,348	$188,803	$464,261	$577,714

Reported basic net income per Unit	$0.52	$0.60	$1.84	$1.85
Add back: Goodwill amortization	—	0.15	—	0.46
Adjusted basic net income per Unit	$0.52	$0.75	$1.84	$2.31

Reported diluted net income per Unit	$0.52	$0.59	$1.81	$1.81
Add back: Goodwill amortization	—	0.15	—	0.44
Adjusted diluted net income per Unit	$0.52	$0.74	$1.81	$2.25

For intangible assets subject to amortization, the gross carrying amount and accumulated amortization of these assets totaled $414.0 million and $41.4 million and $414.0 million and $20.7 million at September 30, 2002 and 2001, respectively. In addition, amortization expense was $5.2 million and $15.5 million for both of the three and nine month periods ended September 30, 2002 and 2001, respectively, and the estimated aggregate amortization expense for each of the next five years is approximately $20.7 million.

10.   Cash Distribution

On October 31, 2002, the General Partner declared a distribution of $133,803,000 or $0.53 per Alliance Capital Unit representing a distribution from Available Cash Flow (as defined in the Alliance Capital Partnership Agreement) of the Operating Partnership for the three months ended September 30, 2002. The distribution is payable to the General Partner and Alliance Capital Unitholders on November 21, 2002 to holders of record on November 11, 2002.

11.   SFAS  No. 123, Accounting for Stock-Based Compensation

Alliance Capital intends to adopt, in the fourth quarter of 2002, the fair value method of recording compensation expense relating to employee Unit option awards of Alliance Holding Units as permitted by Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation”.  This accounting change will apply to all employee Unit options awarded subsequent to December 31, 2001, and is not expected to have a material impact on net income, net operating earnings, liquidity or capital resources, of Alliance Capital for the years ending December 31, 2002 or 2003.

Item 2.            Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with Alliance Capital’s condensed consolidated financial statements and notes contained in Item 1 of this Form 10-Q and management’s discussion and analysis of financial condition and results of operations  incorporated by reference in Alliance Capital’s Annual Report on Form 10-K for the year ended December 31, 2001.

Organization and Bernstein Acquisition

Alliance Capital Management Corporation (“ACMC”), an indirect wholly-owned subsidiary of AXA Financial, Inc. (“AXA Financial”), is the general partner of both Alliance Capital Management Holding L.P. (“Alliance Holding”) and Alliance Capital Management L.P. (“Alliance Capital” or the “Operating Partnership”).  AXA Financial is an indirect wholly-owned subsidiary of AXA, a French company, which is a holding company for an international group of insurance and related financial services companies.  Alliance Capital is a registered investment adviser under the Investment Advisers Act of 1940. Alliance Holding Units are publicly traded on the New York Stock Exchange (“NYSE”). Alliance Capital Units do not trade publicly and are subject to significant restrictions on transfer.

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

At September 30, 2002, Alliance Holding owned approximately 76.1 million, or 30.5%, of the issued and outstanding Alliance Capital Units. ACMC owns 100,000 general partnership Units in Alliance Holding and a 1% general partnership interest in the Operating Partnership. At September 30, 2002, AXA Financial was the beneficial owner of approximately 1.9% of the outstanding publicly traded Alliance Holding Units and approximately 51.4% of the outstanding Alliance Capital Units which, including the general partnership interests in the Operating Partnership and Alliance Holding, represents an economic interest of approximately 52.5% in the Operating Partnership.  At September 30, 2002, SCB Partners Inc., a wholly-owned subsidiary of SCB Inc., was the beneficial owner of approximately 16.3% of the outstanding Alliance Capital Units.

On November 8, 2002, SCB Inc. and SCB Partners Inc. gave notice with respect to the exercise of their rights to sell, to AXA Financial or an entity designated by AXA Financial, 8.16 million Alliance Capital Units at a purchase price equal to the average of the closing prices of an Alliance Holding Unit as quoted on the NYSE for ten trading days ending on November 15, 2002.  Upon completion of this transaction, AXA Financial’s beneficial ownership in the Operating Partnership will increase approximately 3.2% to approximately 55.7%.

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

General

The Operating Partnership’s revenues are largely dependent on the total value and composition of assets under management for clients. Assets under management were $368.7 billion as of September 30, 2002, a decrease of 11.8% from September 30, 2001 resulting from significant market depreciation due to global equity market declines and net asset outflows. Active equity and balanced account assets under management, which comprise approximately 53.0% of total assets under management, were 19.9% lower. Active fixed income assets under management, including cash management products, which comprise approximately 41.1% of total assets under management, increased by 4.3%. Active equity and balanced accounts investing in growth stocks generally are charged higher investment advisory fees than active equity and balanced accounts investing in value stocks and active fixed income accounts.  Consequently, the shift away from active equity and balanced accounts investing in growth stocks negatively impacts investment advisory fees.

Assets Under Management(1):
(Dollars in billions)	9/30/02	9/30/01	$ Change	% Change
Retail	$130.9	$161.6	$(30.7)	(19.0)%
Institutional investment management	200.3	220.0	(19.7)	(9.0)
Private client	37.5	36.2	1.3	3.6
Total	$368.7	$417.8	$(49.1)	(11.8)%

Assets Under Management by Investment Orientation (1):
(Dollars in billions)	9/30/02	9/30/01	$ Change	% Change
Active equity & balanced - growth
U.S.	$86.9	$129.9	$(43.0)	(33.1)%
Global & international	20.4	25.7	(5.3)	(20.6)
Active equity & balanced - value
U.S.	68.1	70.8	(2.7)	(3.8)
Global & international	20.0	17.6	2.4	13.6
Total active equity & balanced	195.4	244.0	(48.6)	(19.9)
Active fixed income
U.S.	122.9	117.5	5.4	4.6
Global & international	28.7	27.9	0.8	2.9
Passive
U.S.	17.6	22.7	(5.1)	(22.5)
Global & international	4.1	5.7	(1.6)	(28.1)
Total	$368.7	$417.8	$(49.1)	(11.8)%

Average Assets Under Management (1) (2):

	Three Months Ended			Nine Months Ended
(Dollars in billions)	9/30/02	9/30/01	% Change	9/30/02	9/30/01	% Change
Retail	$140.3	$172.7	(18.8)%	$155.7	$178.1	(12.6)%
Institutional investment management	211.6	235.8	(10.3)	227.1	235.0	(3.4)
Private client	39.3	37.5	4.8	39.8	37.0	7.6
Total	$391.2	$446.0	(12.3)%	$422.6	$450.1	(6.1)%

Annualized Fee Base (3):

(Dollars in millions)	9/30/02	9/30/01	% Change
Retail	$689.5	$844.4	(18.3)%
Institutional investment management	502.7	545.9	(7.9)
Private client	301.4	294.4	2.4
Total	$1,493.6	$1,684.7	(11.3)%

Analysis of Assets Under Management – Three Month Periods (1):

(Dollars in billions)	2002				2001
	Retail	Institutional Investment Mgmt	Private Client	Total	Retail	Institutional Investment Mgmt	Private Client	Total
Balance at July 1,	$149.6	$222.5	$40.4	$412.5	$179.6	$245.0	$37.6	$462.2
Sales/new accounts	5.8	4.8	1.8	12.4	7.4	4.2	1.3	12.9
Redemptions/terminations	(8.7)	(4.0)	(0.4)	(13.1)	(8.4)	(2.1)	(0.4)	(10.9)
Net cash management sales	(2.1)	—	—	(2.1)	3.6	—	—	3.6
Cash flow/Unreinvested dividends	(1.5)	0.2	(0.1)	(1.4)	(0.9)	0.8	—	(0.1)
Net asset inflows (outflows)	(6.5)	1.0	1.3	(4.2)	1.7	2.9	0.9	5.5
Transfers	(0.1)	0.1	—	—	—	—	—	—
Market (depreciation)	(12.1)	(23.3)	(4.2)	(39.6)	(19.7)	(27.9)	(2.3)	(49.9)
Net change	(18.7)	(22.2)	(2.9)	(43.8)	(18.0)	(25.0)	(1.4)	(44.4)
Balance at September 30,	$130.9	$200.3	$37.5	$368.7	$161.6	$220.0	$36.2	$417.8

Analysis of Assets Under Management – Nine Month Periods (1):

(Dollars in billions)	2002				2001
	Retail	Institutional Investment Mgmt	Private Client	Total	Retail	Institutional Investment Mgmt	Private Client	Total
Balance at January 1,	$171.5	$241.5	$39.2	$452.2	$176.9	$237.4	$35.7	$450.0
Sales/new accounts	22.1	14.5	5.5	42.1	27.3	27.1	3.7	58.1
Redemptions/terminations	(24.6)	(11.5)	(1.4)	(37.5)	(22.7)	(7.5)	(1.6)	(31.8)
Net cash management sales	(6.5)	—	—	(6.5)	6.4	—	—	6.4
Cash flow/Unreinvested dividends	(2.1)	(0.4)	(0.3)	(2.8)	(1.4)	0.8	(0.1)	(0.7)
Net asset inflows (outflows)	(11.1)	2.6	3.8	(4.7)	9.6	20.4	2.0	32.0
Transfers	0.5	(0.5)	—	—	0.8	(0.8)	—	—
Australia JV company	—	—	—	—	5.4	3.2	—	8.6
Market (depreciation)	(30.0)	(43.3)	(5.5)	(78.8)	(31.1)	(40.2)	(1.5)	(72.8)
Net change	(40.6)	(41.2)	(1.7)	(83.5)	(15.3)	(17.4)	0.5	(32.2)
Balance at September 30,	$130.9	$200.3	$37.5	$368.7	$161.6	$220.0	$36.2	$417.8

(1)          Excludes certain non-discretionary relationships. Assets under management (“AUM”) previously reported as of each date prior to September 30, 2002, have been reclassified to conform to the September 30, 2002 presentation.  AUM now reflects the reclassification of institutional cash management and sub-advised variable annuity accounts from Institutional Investment Management to Retail and certain Private Client accounts to Retail and Institutional Investment Management.  AUM now also excludes assets under management by unconsolidated affiliates.

(2)          Average monthly assets under management.

(3)          Annualized Fee Base is defined as period end AUM times contractual annualized fee rates; assumes no change in AUM or fee rates for one year.

Assets under management at September 30, 2002 were $368.7 billion, a decrease of $43.8 billion or 10.6% from June 30, 2002 and a decrease of $83.5 billion or 18.5% from December 31, 2001 due to significant market depreciation resulting from global equity market declines and net asset outflows.

Retail assets under management at September 30, 2002 were $130.9 billion, a decrease of $18.7 billion or 12.5% from June 30, 2002 and a decrease of $40.6 billion or 23.7% from December 31, 2001. The decrease for the third quarter was primarily due to market depreciation of $12.1 billion and net asset outflows of $6.5 billion. The decrease for the nine months ended September 30, 2002 was primarily due to market depreciation of $30.0 billion and net asset outflows of $11.1 billion.

Institutional investment management assets under management at September 30, 2002 were $200.3 billion, a decrease of $22.2 billion or 10.0% from June 30, 2002 and a decrease of $41.2 billion or 17.1% from December 31, 2001. The decrease for the third quarter was primarily due to market depreciation of $23.3 billion offset by net asset inflows of $1.0 billion. The decrease for the nine months ended September 30, 2002 was primarily due to market depreciation of $43.3 billion offset by net asset inflows of $2.6 billion.

Private client assets under management at September 30, 2002 were $37.5 billion, a decrease of $2.9 billion or 7.2% from June 30, 2002 and a decrease of $1.7 billion or 4.3% from December 31, 2001. The decrease for the third quarter was due to market depreciation of $4.2 billion offset by net asset inflows of $1.3 billion. The decrease for the nine months ended September 30, 2002 was due to market depreciation of $5.5 billion offset by net asset inflows of $3.8 billion.

Assets under management at September 30, 2001 were $417.8 billion, a decrease of $44.4 billion or 9.6% from June 30, 2001 and a decrease of $32.2 billion or 7.2% from December 31, 2000.

Retail assets under management at September 30, 2001 were $161.6 billion, a decrease of $18.0 billion or 10.0% from June 30, 2001 and a decrease of $15.3 billion or 8.6% from December 31, 2000. The decrease for the third quarter of 2001 was due to market depreciation of $19.7 billion offset partially by net asset inflows of $1.7 billion. The decrease for the nine months ended September 30, 2001 was primarily due to market depreciation of $31.1 billion partially offset by net asset inflows of $9.6 billion and a new Australia joint venture company which added $5.4 billion.

Institutional investment management assets under management at September 30, 2001 were $220.0 billion, a decrease of $25.0 billion or 10.2% from June 30, 2001 and a decrease of $17.4 billion or 7.3% from December 31, 2000. The decrease for the third quarter of 2001 was due to market depreciation of $27.9 billion partially offset by net asset inflows of $2.9 billion. The decrease for the nine months ended September 30, 2001 was primarily due to market depreciation of $40.2 billion offset partially by net asset inflows of $20.4 billion and a new Australia joint venture company which added $3.2 billion.

Private client assets under management at September 30, 2001 were $36.2 billion, a decrease of $1.4 billion or 3.7% from June 30, 2001 and an increase of $0.5 billion or 1.4% from December 31, 2000. The decrease for the third quarter of 2001 was due to market depreciation of $2.3 billion offset by net asset inflows of $0.9 billion. The increase for the nine months ended September 30, 2001 was due to net asset inflows of $2.0 billion offset by market depreciation of $1.5 billion.

Consolidated Results of Operations

	Three Months Ended				Nine Months Ended
(Dollars in millions)	9/30/02	9/30/01		% Change	9/30/02	9/30/01		% Change
Revenues	$649.7	$724.8		(10.4)%	$2,094.3	$2,227.4		(6.0)%
Expenses	511.5	564.4		(9.4)	1,605.6	1,734.0		(7.4)
Income before income taxes	138.2	160.4		(13.8)	488.7	493.4		(1.0)
Income taxes	6.9	9.6		(28.1)	24.4	29.6		(17.6)
Net income	$131.3	$150.8		(12.9)	$464.3	$463.8		0.1
Diluted net income per unit	$0.52	$0.59		(11.9)	$1.81	$1.81		—

Net income as adjusted	$131.3	$188.8	(1)	(30.5)	$464.3	$577.7	(1)	(19.6)
Diluted net income per unit as adjusted	$0.52	$0.74	(1)	(29.7)	$1.81	$2.25	(1)	(19.6)

Net income	$131.3	$150.8		(12.9)	$464.3	$463.8		0.1
Amortization of intangibles and goodwill	5.2	43.2		(88.0)	15.5	129.4		(88.0)
Net operating earnings (2)	$136.5	$194.0		(29.6)	$479.8	$593.2		(19.1)

Base fee earnings	$128.4	$187.3		(31.4)	$462.0	$571.6		(19.2)
Performance fee earnings	8.1	6.7		20.9	17.8	21.6		(17.6)
Net operating earnings (2)	$136.5	$194.0		(29.6)	$479.8	$593.2		(19.1)

Diluted net income per Unit	$0.52	$0.59		(11.9)	$1.81	$1.81		—
Amortization of intangibles
and goodwill per Unit	0.02	0.17		(88.2)	0.07	0.50		(86.0)
Net operating earnings per Unit	$0.54	$0.76		(28.9)	$1.88	$2.31		(18.6)

Base fee earnings per Unit	$0.51	$0.73		(30.1)	$1.81	$2.23		(18.8)
Performance fee earnings per Unit	0.03	0.03		—	0.07	0.08		(12.5)
Net operating earnings per Unit	$0.54	$0.76		(28.9)	$1.88	$2.31		(18.6)

Distributions per Unit	$0.53	$0.75		(29.3)%	$1.85	$2.28		(18.9)%
Pre-tax operating margin (3)	26.5%	34.5%			29.1%	34.3%

(1)          Net income as adjusted excludes the effect of amortization of goodwill for the three and nine months ended September 30, 2001.

(2)          Net operating earnings: Net income excluding amortization of intangibles and goodwill.

(3)          Income before income taxes (excluding amortization of intangibles and goodwill) as a percentage of revenues (excluding distribution revenues).

Net income for the three months ended September 30, 2002 decreased $19.5 million or 12.9% from net income for the three months ended September 30, 2001. Net income for the nine months ended September 30, 2002 increased $0.5 million or 0.1% from net income for the nine months ended September 30, 2001. The decrease in net income for the third quarter was principally due to a decrease in revenues, primarily investment advisory and service fees and distribution revenues, offset partially by a decrease in expenses, primarily amortization of goodwill resulting from the adoption of Statement of Financial Accounting Standards No. 142 (“SFAS 142”) on January 1, 2002, and lower promotion and servicing expense. The slight increase in net income for the nine month period was principally due to a decrease in expenses, primarily amortization of goodwill resulting from the adoption of SFAS 142 on January 1, 2002, and lower promotion and servicing expense, partially offset by a decrease in revenues, primarily investment advisory and service fees and distribution revenues.

Net operating earnings for the three months ended September 30, 2002 decreased $57.5 million or 29.6% from net operating earnings for the three months ended September 30, 2001. Net operating earnings for the nine months ended September 30, 2002 decreased $113.4 million or 19.1% from net operating earnings for the nine months ended September 30, 2001. The decrease in net operating earnings for the third quarter was principally due to a decrease in revenues, primarily investment advisory and service fees and distribution revenues, offset partially by a decrease in operating expenses due principally to lower promotion and servicing expense.  The decrease in net operating earnings for the nine month period was also principally due to a decrease in revenues, primarily investment advisory and service fees and distribution revenues, partially offset by a net decrease in operating expenses with lower promotion and servicing expense offset by higher employee compensation and benefits.

REVENUES(1)

	Three Months Ended			Nine Months Ended
(Dollars in millions)	9/30/02	9/30/01	% Change	9/30/02	9/30/01	% Change
Investment advisory and services fees:
Retail	$184.2	$231.6	(20.5)%	$615.5	$729.6	(15.6)%
Institutional investment management	149.4	163.4	(8.6)	477.2	493.8	(3.4)
Private client	102.7	94.7	8.4	316.0	270.9	16.6
Subtotal	436.3	489.7	(10.9)	1,408.7	1,494.3	(5.7)
Distribution revenues	108.8	133.9	(18.7)	363.4	412.6	(11.9)
Institutional research services	75.8	63.6	19.2	225.6	199.2	13.3
Shareholder servicing fees	24.5	24.7	(0.8)	75.6	71.9	5.1
Other revenues, net	4.3	12.9	(66.7)	21.0	49.4	(57.5)
Total	$649.7	$724.8	(10.4)%	$2,094.3	$2,227.4	(6.0)%

(1) Certain amounts in the 2001 presentation have been reclassified to conform to the 2002 presentation.

INVESTMENT ADVISORY AND SERVICES FEES

Investment advisory and services base fees, the largest component of the Operating Partnership’s revenues, are generally calculated as a small percentage of the value of assets under management for clients and vary with the type of account managed. Fee income is therefore affected by changes in the amount of assets under management, including market appreciation or depreciation, the addition of new client accounts or client contributions of additional assets to existing accounts, withdrawals of assets from and termination of client accounts, purchases and redemptions of mutual fund shares, and shifts of assets between accounts or products with different fee structures.  Active equity and balanced accounts investing in growth stocks generally are charged higher investment advisory fees than active equity and balanced accounts investing in value stocks and active fixed income accounts.  Investment advisory and services fees include brokerage transaction charges of Sanford C. Bernstein & Co., LLC (“SCB LLC”), a wholly-owned subsidiary of the Operating Partnership, for substantially all private client transactions and certain institutional investment management client transactions. Investment advisory and services fees for the three and nine months ended September 30, 2002 decreased $53.4 million or 10.9% and $85.6 million or 5.7%, respectively, from the three months and nine months ended September 30, 2001.

Certain investment advisory contracts provide for a performance fee, in addition to or in lieu of a base fee, that is calculated as either a percentage of absolute investment results or a percentage of investment results in excess of a stated benchmark over a specified period of time.  Performance fees are recorded as revenue at the end of the measurement period and will generally be higher in favorable markets and lower in unfavorable markets, which may increase the volatility of the Operating Partnership’s revenues and earnings. Performance fees aggregated $10.9 million and $24.8 million for the three and nine months ended September 30, 2002. The $2.3 million, or 26.7%, increase in performance fees from $8.6 million in the third quarter of 2001 was primarily related to certain accounts with a value equity investment orientation. The $4.8 million, or 16.2%, decrease in performance fees from $29.6 million for the nine months ended September 30, 2001 was also primarily related to certain accounts with a value equity investment orientation.

Retail investment advisory and services fees for the three months ended September 30, 2002 decreased $47.4 million, or 20.5%, from the three months ended September 30, 2001 primarily as a result of a 18.8% decrease in average assets under management and a $1.2 million decrease in performance fees. Retail investment advisory and services fees for the nine months ended September 30, 2002 decreased $114.1 million, or 15.6%, from the nine months ended September 30, 2001 primarily as a result of a 12.6% decrease in average assets under management and a $4.0 million decrease in performance fees.

Institutional investment management investment advisory and services fees for the three months ended September 30, 2002 decreased $14.0 million, or 8.6%, from the three months ended September 30, 2001 due to a 10.3% decrease in average assets under management and lower brokerage transaction charges of $0.5 million from certain institutional investment management client transactions, partially offset by an increase in performance fees of $3.6 million. Institutional investment management investment advisory and services fees for the nine months ended September 30, 2002 decreased $16.6 million, or 3.4%, from the nine months ended September 30, 2001 due to a 3.4% decrease in average assets under management and a decrease in performance fees of $0.3 million offset partially by higher brokerage transaction charges of $8.2 million from certain institutional investment management client transactions.

Private client investment advisory and services fees for the three months ended September 30, 2002 increased $8.0 million, or 8.4%, from the three months ended September 30, 2001 due to a 4.8% increase in average assets under management offset partially by lower brokerage transaction charges of $1.2 million.  Private client investment advisory and services fees for the nine months ended September 30, 2002 increased $45.1 million, or 16.6%, from the nine months ended September 30, 2001 due to a 7.6% increase in average assets under management and higher brokerage transaction charges of $10.1 million.

DISTRIBUTION REVENUES

The Operating Partnership’s subsidiary, Alliance Fund Distributors, Inc. (“AFD”), acts as distributor of the Alliance Mutual Funds and receives distribution plan fees from those funds in reimbursement of distribution expenses it incurs. Distribution revenues for the three months and nine months ended September 30, 2002 decreased 18.7% and 11.9%, respectively, from the three months and nine months ended September 30, 2001 principally due to lower average daily mutual fund assets under management attributable to market depreciation and net asset outflows.

INSTITUTIONAL RESEARCH SERVICES

Institutional research services revenue consists principally of brokerage transaction charges related to services provided to certain institutional investors by SCB LLC and Sanford C. Bernstein Limited (“SCBL”).  Brokerage transaction charges earned and related expenses are recorded on a trade date basis. Revenues from institutional research services for the three months and nine months ended September 30, 2002 were $75.8 million and $225.6 million, an increase of 19.2% and 13.3% from the three and nine months ended September 30, 2001, respectively, due to higher New York Stock Exchange, European and OTC trading volumes for SCB LLC and SCBL.

SHAREHOLDER SERVICING FEES

The Operating Partnership’s subsidiaries, Alliance Global Investor Services, Inc. and ACM Global Investor Services S.A., provide transfer agency services to the Alliance Mutual Funds.  Shareholder servicing fees for the three months ended September 30, 2002 were flat compared to the three months ended September 30, 2001. Shareholder servicing fees for the nine months ended September 30, 2002 increased 5.1% from the nine months ended September 30, 2001 as a result of changes in the number of mutual fund shareholder accounts serviced. The number of shareholder accounts serviced increased to approximately 7.5 million as of September 30, 2002 compared to approximately 7.1 million as of September 30, 2001.

OTHER REVENUES, NET

Other revenues, net consist principally of net interest income earned on securities loaned to and borrowed from brokers and dealers and administration and record keeping services provided to the Alliance Mutual Funds. Investment income and changes in value of other investments are also included. Other revenues, net for the three months and nine months ended September 30, 2002 decreased from the three and nine months ended September 30, 2001 principally as a result of declines in value of certain investments and lower net interest income due to lower interest rates.

EXPENSES

	Three Months Ended			Nine Months Ended
(Dollars in millions)	9/30/02	9/30/01	% Change	9/30/02	9/30/01	% Change
Employee compensation and benefits	$221.9	$219.1	1.3%	$694.1	$666.4	4.2%
Promotion and servicing	197.3	220.4	(10.5)	631.6	680.4	(7.2)
General and administrative	83.7	76.4	9.6	246.6	231.3	6.6
Interest	3.3	5.4	(38.9)	17.8	26.5	(32.8)
Amortization of intangible assets	5.2	43.1	(87.9)	15.5	129.4	(88.0)
Total	$511.4	$564.4	(9.4)%	$1,605.6	$1,734.0	(7.4)%

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

Employee compensation and benefits for the three months and nine months ended September 30, 2002 increased 1.3% and 4.2%, respectively, from the three months and nine months ended September 30, 2001 primarily as a result of higher commissions and higher incentive compensation primarily attributable to deferred compensation agreements entered into in connection with the Bernstein Acquisition, offset partially by lower base compensation.  The Operating Partnership had 4,246 employees at September 30, 2002 compared to 4,505 employees at September 30, 2001.

PROMOTION AND SERVICING

Promotion and servicing expenses include distribution plan payments to financial intermediaries for distribution of sponsored mutual funds and cash management services’ products and amortization of deferred sales commissions paid to financial intermediaries for the sale of Back-End Load Shares under the Operating Partnership’s mutual fund distribution System. See “Capital Resources and Liquidity” and “Commitments and Contingencies”. Also included in this expense category are travel and entertainment, advertising, promotional materials, and investment meetings and seminars for financial intermediaries that distribute the Operating Partnership’s mutual fund products.

Promotion and servicing expenses for the three months and nine months ended September 30, 2002 decreased 10.5% and 7.2%, respectively, from the three months and nine months ended September 30, 2001 primarily due to lower distribution plan payments due to lower average mutual fund assets under management and to decreases in travel and entertainment and printing costs.

GENERAL AND ADMINISTRATIVE

General and administrative expenses are costs related to operations, including technology, professional fees, occupancy, communications, equipment and similar expenses. General and administrative expenses for the three months and nine months ended September 30, 2002 increased 9.6% and 6.6%, respectively, from the three and nine months ended September 30, 2001 principally as a result of higher occupancy costs, including a one-time $4.4 million charge during the third quarter of 2002 resulting from the sub-leasing of certain excess office space, and professional fees.

INTEREST

Interest expense is incurred on the Operating Partnership’s borrowings and on deferred compensation owed to employees. Interest expense for the three months and nine months ended September 30, 2002 decreased from the three months and nine months ended September 30, 2001 primarily as a result of lower interest expense incurred on deferred compensation liabilities and lower borrowings from the commercial paper and the ECN programs.

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

Income tax expense of $6.9 million for the three months ended September 30, 2002 decreased $2.7 million from the three months ended September 30, 2001 primarily as a result of lower pre-tax income and a lower income tax rate for the current quarterly period. Income tax expense of $24.4 million for the nine months ended September 30, 2002 decreased $5.2 million from the nine months ended September 30, 2001 primarily as a result of lower pre-tax income and a lower income tax rate for the current year-to-date period.

CAPITAL RESOURCES AND LIQUIDITY

Partners’ capital of the Operating Partnership was $3,932.2 million at September 30, 2002, a decrease of $10.7 million or 0.3% from $3,942.9 million at June 30, 2002 and a decrease of $56.0 million or 1.4% from $3,988.2 million at December 31, 2001. The decrease for the three months ended September 30, 2002 is primarily due to cash distributions in respect of the Operating Partnership’s Available Cash Flow (as defined in the Alliance Capital Partnership Agreement) for the second quarter of 2002 paid in the third quarter of 2002 offset by net income and amortization of deferred compensation expense. The decrease for the nine months ended September 30, 2002 is primarily due to cash distributions in respect of the Operating Partnership’s Available Cash Flow for the fourth quarter of 2001 and first and second quarters of 2002 paid in the first, second and third quarters of 2002, respectively, offset partially by net income.

Cash flow from operations, proceeds from borrowings and proceeds from the issuance of Operating Partnership Units to AXA Financial and its subsidiaries have been the Operating Partnership’s principal sources of working capital.

The Operating Partnership’s cash and cash equivalents decreased $72.1 million for the nine months ended September 30, 2002. Cash inflows included $815.6 million from operations.  Cash outflows included cash distributions of $520.5 million, net repayment of borrowings of $196.0 million, net purchases of investments of $77.4 million, capital expenditures of $43.2 million and purchases of Alliance Holding Units by a subsidiary for $73.7 million to fund deferred compensation plans.

The Operating Partnership’s mutual fund distribution system (the “System”) includes a multi-class share structure. The System permits the Operating Partnership’s open-end mutual funds to offer investors various options for the purchase of mutual fund shares, including the purchase of Front-End Load Shares and Back-End Load Shares. The Front-End Load Shares are subject to a conventional front-end sales charge paid by investors to AFD at the time of sale. AFD in turn compensates the financial intermediaries distributing the funds from the front-end sales charge paid by investors. For Back-End Load Shares, investors do not pay a front-end sales charge although, if there are redemptions before the expiration of the applicable minimum holding periods (which range from one year to four years), investors pay a contingent deferred sales charge (“CDSC”) to AFD. While AFD is obligated to compensate the financial intermediaries at the time of the purchase of Back-End Load Shares, it receives higher ongoing distribution fees from the funds. Deferred sales commissions are expected to be recovered over periods not exceeding five and one-half years.  Payments made to financial intermediaries in connection with the sale of Back-End Load Shares under the System, net of CDSC received, reduced cash flow from operations by approximately $69.8 million for the nine months ended September 30, 2002.  See “Commitments and Contingencies”.

In September 2002 the Operating Partnership entered into an $800 million five-year credit facility with a group of commercial banks and other lenders.  Of the $800 million total, $425 million is intended to provide back-up liquidity for the Operating Partnership’s commercial paper program, with the balance available for general purposes of the Operating Partnership.  The new facility replaced three existing credit facilities with an aggregate principal amount of $875 million.

The Operating Partnership’s available and outstanding debt and weighted average interest rates at September 30, 2002 and 2001 were as follows:

	September 30,
	2002			2001
(Dollars in Millions)	Total Available	Balance	Interest Rate	Total Available	Balance	Interest Rate
Senior Notes	$600.0	$398.3	5.9%	$600.0	$397.9	5.9%
Commercial Paper	425.0	29.0	2.0	425.0	123.0	3.5
Revolving credit facilities (1)	375.0	—	—	450.0	—	—
ECN program (2)	100.0	—	—	100.0	50.0	3.6
Other	n/a	6.5	3.4	n/a	6.5	3.5
Total	$1,500.0	$433.8	5.6%	$1,575.0	$577.4	5.4%

(1)  $425 million of this facility is intended to provide back-up liquidity for the commercial paper program.

(2)  Extendible Commercial Notes.

The new revolving credit facility contains covenants which, among other things, require the Operating Partnership to maintain certain financial ratios.

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

Payments made to financial intermediaries in connection with the sale of Back-End Load Shares under the Operating Partnership’s mutual fund distribution System (see “Capital Resources and Liquidity”) are capitalized as deferred sales commissions and amortized over periods not exceeding five and one-half years, the periods of time during which deferred sales commissions are expected to be recovered from distribution fees received from those funds and from contingent deferred sales charges received from shareholders of those funds upon redemption of their shares.  Contingent deferred sales charges reduce unamortized deferred sales commissions when received.  The recorded amount of the deferred sales commission asset was $544.0 million at September 30, 2002.

Management tests the deferred sales commission asset for recoverability quarterly, or when events or changes in circumstances occur that could significantly increase the risk of impairment of the asset. Management determines recoverability by estimating undiscounted future cash flows to be realized from this asset, as compared to its recorded amount, as well as the estimated remaining life of the deferred sales commission asset over which undiscounted future cash flows are expected to be received.  Undiscounted future cash flows consist of ongoing distribution fees and CDSC.  Distribution fees are calculated as a percentage of average assets under management related to Back-End Load Shares.  CDSC is based on lower of cost or current value, at the time of redemption, of Back-End Load Shares redeemed and the point at which redeemed during the applicable minimum holding period under the System.  See “Capital Resources and Liquidity.”

Significant assumptions utilized to estimate average assets under management of Back-End Load Shares include expected future market levels and redemption rates. Market assumptions are selected using a long-term view of expected average market returns based on historical returns of broad market indices.  At September 30, 2002, management used estimates of 10% and 7% for equity and fixed income annual market returns, respectively.  An increase in the expected average market returns would increase the undiscounted future cash flows, while a reduction in the expected average market returns would decrease the undiscounted future cash flows.  Future redemption rate assumptions were determined by reference to actual redemption experience over the last five years.  Management determined that a range of assumed average annual redemption rates of 14% to 16%, calculated as a percentage of average assets under management, should be used at September 30, 2002. An increase in the assumed rate of redemptions would decrease the undiscounted future cash flows, while a decrease in the assumed rate of redemptions would increase the undiscounted future cash flows.  These assumptions are updated periodically.  Estimates of undiscounted future cash flows and the remaining life of the deferred sales commission asset are made from these assumptions.  Management considers the results of these analyses performed at various dates, and if it determines this asset is not recoverable, an impairment condition would exist and a loss would be measured as the amount by which the recorded amount of the asset exceeds its estimated fair value. Estimated fair value is determined using management’s best estimate of discounted cash flows.  Should an impairment occur, any loss would reduce materially the recorded amount of the asset with a corresponding charge to expense.

Capital market declines and higher redemption rates, such as occurred during the third quarter of 2002, increase the risk that an impairment will be deemed to have occurred.  Management determined that the deferred sales commission asset was not impaired as of September 30, 2002.

Declines in financial markets from September 30, 2002 levels or continued higher redemption levels, or both, as compared to the assumptions used to estimate undiscounted future cash flows could result in the impairment of the deferred sales commission asset. Due to the volatility of the capital markets and changes in redemption rates, management is unable to predict whether or when a future impairment of the deferred sales commission asset will occur.

See “Note 6. Commitments and Contingencies” of the unaudited condensed consolidated financial statements contained in Item 1 of this Form 10-Q.

ACCOUNTING PRONOUNCEMENTS

Alliance Capital intends to adopt, in the fourth quarter of 2002, the fair value method of recording compensation expense relating to employee Unit option awards of Alliance Holding Units as permitted by Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation.”  This accounting change will apply to all employee Unit options awarded subsequent to December 31, 2001, and is not expected to have a material impact on net income, net operating earnings, liquidity or capital resources, of Alliance Capital for the years ending December 31, 2002 or 2003.

CASH DISTRIBUTIONS

The Operating Partnership is required to distribute all of its Available Cash Flow to the General Partner and Alliance Capital Unitholders. The Available Cash Flow of the Operating Partnership for the three months and nine months ended September 30, 2002 and 2001 were as follows:

	Three Months Ended		Nine Months Ended
	9/30/02	9/30/01	9/30/02	9/30/01

Available Cash Flow (in thousands)	$133,803	$187,910	$466,577	$570,889
Distribution Per Unit	$0.53	$0.75	$1.85	$2.28

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the Operating Partnership’s market risk for the quarterly period ended September 30, 2002.

Item 4.  Controls and Procedures

Alliance Capital’s Chief Financial Officer and Chief Executive Officer have concluded that Alliance Capital’s disclosure controls and procedures are effective.  There have been no significant changes in Alliance Capital’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part II

OTHER  INFORMATION

Item 1.            Legal Proceedings

On April 25, 2001, an amended class action complaint entitled Miller, et al. v. Mitchell Hutchins Asset Management, Inc., et al. (“Miller Complaint”) was filed in federal district court in the Southern District of Illinois against Alliance Capital Management L.P. (“Alliance Capital”), Alliance Fund Distributors, Inc. (“AFD”), and other defendants alleging violations of the federal Investment Company Act of 1940, as amended (“ICA”) and breaches of common law fiduciary duty. The allegations in the Miller Complaint concern six mutual funds with which Alliance Capital has investment advisory agreements, including Alliance Premier Growth Fund (“Premier Growth Fund”), Alliance Health Care Fund, Alliance Growth Fund, Alliance Quasar Fund, Alliance Fund, and Alliance Disciplined Value Fund. The principal allegations of the Miller Complaint are that (i) certain advisory agreements concerning these funds were negotiated, approved, and executed in violation of the ICA, in particular because certain directors of these funds should be deemed interested under the ICA; (ii) the distribution plans for these funds were negotiated, approved, and executed in violation of the ICA; and (iii) the advisory fees and distribution fees paid to Alliance Capital and AFD, respectively, are excessive and, therefore, constitute a breach of fiduciary duty. Plaintiffs seek a recovery of certain fees paid by these funds to Alliance Capital.  On March 12, 2002, the court issued an order granting defendants’ joint motion to dismiss the Miller Complaint.  The court allowed plaintiffs up to and including April 1, 2002 to file an amended complaint comporting with its order.  On April 1, 2002, plaintiffs filed an amended complaint. The allegations and relief sought in the amended complaint are virtually identical to the Miller Complaint. On May 1, 2002,  defendants filed a motion to dismiss the amended complaint.

Alliance Capital and AFD believe that plaintiffs’ allegations in the amended complaint are without merit and intend to vigorously defend against these allegations. At the present time, management of Alliance Capital and AFD are unable to estimate the impact, if any, that the outcome of this action may have on Alliance Capital’s results of operations or financial condition.

On December 7, 2001, a complaint entitled Benak v. Alliance Capital Management L.P. and Alliance Premier Growth Fund (“Benak Complaint”) was filed in federal district court in the District of New Jersey against Alliance Capital and Premier Growth Fund alleging violation of the ICA. The principal allegations of the Benak Complaint are that Alliance Capital breached its duty of loyalty to Premier Growth Fund because one of the directors of the General Partner of Alliance Capital served as a director of Enron Corp. (“Enron”) when Premier Growth Fund purchased shares of Enron and as a consequence thereof the investment advisory fees paid to Alliance Capital by Premier Growth Fund should be returned as a means of recovering for Premier Growth Fund the losses plaintiff alleges were caused by the alleged breach of the duty of loyalty. Plaintiff seeks recovery of certain fees paid by Premier Growth Fund to Alliance Capital. On December 21, 2001, a complaint entitled Roy v. Alliance Capital Management L.P. and Alliance Premier Growth Fund (“Roy Complaint”) was filed in federal district court in the Middle District of Florida, Tampa Division, against Alliance Capital and Premier Growth Fund. The allegations and relief sought in the Roy Complaint are virtually identical to the Benak Complaint. On March 13, 2002, the court granted the defendants’ motion to transfer the Roy Complaint to federal district court in the District of New Jersey. On December 26, 2001, a complaint entitled Roffe v. Alliance Capital Management L.P. and Alliance Premier Growth Fund (“Roffe Complaint”) was filed in federal district court in the District of New Jersey against Alliance Capital and Premier Growth Fund. The allegations and relief sought in the Roffe Complaint are virtually identical to the Benak Complaint. On February 14, 2002, a complaint entitled Tatem v. Alliance Capital Management L.P. and Alliance Premier Growth Fund (“Tatem Complaint”) was filed in federal district court in the District of New Jersey against Alliance Capital and Premier Growth Fund. The allegations and relief sought in the

Tatem Complaint are virtually identical to the Benak Complaint. On March 6, 2002, a complaint entitled Gissen v. Alliance Capital Management L.P. and Alliance Premier Growth Fund (“Gissen Complaint”) was filed in federal district court in the District of New Jersey against Alliance Capital and Premier Growth Fund. The allegations and relief sought in the Gissen Complaint are virtually identical to the Benak Complaint. On July 11, 2002, a complaint entitled Pfeiffer v. Alliance Capital Management L.P. and Alliance Premier Growth Fund (“Pfeiffer Complaint”) was filed in federal district court in the District of New Jersey against Alliance Capital and Premier Growth Fund. The allegations and relief sought in the Pfeiffer Complaint are virtually identical to the Benak Complaint. As of August 27, 2002, all of the actions identified in this paragraph have been consolidated in federal district court in the District of New Jersey.

Alliance Capital believes the plaintiffs’ allegations in the Benak Complaint, Roy Complaint, Roffe Complaint, Tatem Complaint, Gissen Complaint and Pfeiffer Complaint are without merit and intends to vigorously defend against these allegations. At the present time, management of Alliance Capital is unable to estimate the impact, if any, that the outcome of these actions may have on Alliance Capital’s results of operations or financial condition.

On April 8, 2002, in In re Enron Corporation Securities Litigation, a consolidated complaint (“Enron Complaint”) was filed in the district court in the Southern District of Texas, Houston Division, against numerous defendants, including Alliance Capital. The principal allegations of the Enron Complaint, as they pertain to Alliance Capital, are that Alliance Capital violated Sections 11 and 15 of the Securities Act of 1933, with respect to a registration statement filed by Enron and effective with the Securities and Exchange Commission on July 18, 2001, which was used to sell $1.9 billion Enron Corporation Zero Coupon Convertible Notes due 2021. Plaintiffs allege that Frank Savage, who was at that time an employee of Alliance Capital and who was and remains a director of the General Partner of Alliance Capital, signed the registration statement at issue. Plaintiffs allege that the registration statement was materially misleading. Plaintiffs further allege that Alliance Capital was a controlling person of Frank Savage. Plaintiffs therefore assert that Alliance Capital is itself liable for the allegedly misleading registration statement. Plaintiffs seek rescission or a rescissionary measure of damages. The Enron Complaint specifically states that “[n]o allegations of fraud are made against or directed at” Alliance Capital. On June 3, 2002, Alliance Capital moved to dismiss the Enron Complaint as the allegations therein pertain to it.

Alliance Capital believes the allegations of the Enron Complaint as to it are without merit and intends to vigorously defend against these allegations. At the present time, management of Alliance Capital is unable to estimate the impact, if any, that the outcome of this action may have on Alliance Capital’s results of operations or financial condition.

On May 7, 2002, a complaint entitled The Florida State Board of Administration v. Alliance Capital Management L.P. (“SBA Complaint”) was filed in the Circuit Court of the Second Judicial Circuit, in and for Leon County, Florida against Alliance Capital.  The SBA Complaint alleges breach of contract relating to the Investment Management Agreement between The Florida State Board of Administration (“SBA”) and Alliance Capital, breach of the covenant of good faith and fair dealing contained in the Investment Management Agreement, breach of fiduciary duty, negligence, gross negligence and violation of the Florida Securities and Investor Protection Act, in connection with purchases and sales of Enron common stock for the SBA investment account.  The SBA seeks more than $300 million in compensatory damages and an unspecified amount of punitive damages. On June 10, 2002, Alliance Capital moved to dismiss the SBA Complaint. On September 12, 2002, that motion was denied.

Alliance Capital believes the SBA’s allegations in the SBA Complaint are without merit and intends to vigorously defend against these allegations.  At the present time, management of

Alliance Capital is unable to estimate the impact, if any, that the outcome of this action may have on Alliance Capital’s results of operations or financial condition.

On September 12, 2002, a complaint entitled Lawrence E. Jaffe Pension Plan, Lawrence E. Jaffe Trustee U/A 1198 v. Alliance Capital Management L.P., Alfred Harrison and Alliance Premier Growth Fund, Inc. (“Jaffe Complaint”) was filed in federal district court in the Southern District of New York against Alliance Capital, Alfred Harrison and Premier Growth Fund alleging violation of the ICA.  The Jaffe Complaint alleges that the defendants breached their fiduciary duties of loyalty, care and good faith to Premier Growth Fund by causing Premier Growth Fund to invest in the securities of Enron and that the agreements between Premier Growth Fund and Alliance Capital violated the ICA because all of the directors of Premier Growth Fund should be deemed interested under the ICA.  Plaintiff seeks damages equal to Premier Growth Fund’s losses as a result of the Fund’s investment in shares of Enron and a recovery of all fees paid to Alliance Capital beginning November 1, 2000.

Alliance Capital and Alfred Harrison believe that plaintiff’s allegations in the Jaffe Complaint are without merit and intend to vigorously defend against these allegations.  At the present time, management of Alliance Capital is unable to estimate the impact, if any, that the outcome of this action may have on Alliance Capital’s results of operations or financial condition.

Alliance Capital and Alliance Capital Management Holding L.P. (“Alliance Holding”) are involved in various other inquiries, administrative proceedings and litigation, some of which allege substantial damages. While any proceeding or litigation has the element of uncertainty, management of Alliance Capital and Alliance Holding believe that the outcome of any one of the other lawsuits or claims that is pending or threatened, or all of them combined, will not have a material adverse effect on Alliance Capital’s or Alliance Holding’s results of operations or financial condition.

Item 2.            Changes in Securities

None.

Item 3.            Defaults Upon Senior Securities

None.

Item 4.            Submission of Matters to a Vote of Security Holders

None.

Item 5.            Other Information

None.

Item 6.           Exhibits and Reports on Form 8-K

(a)                   Exhibits

10.102                     Revolving Credit Agreement, dated as of September 6, 2002, by and among Alliance Capital and the Banks and Administration Agent named therein.

15              Independent Accountants’ Review Report

99.1                                 Certification of Mr. Calvert Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2                                 Certification of Mr. Joseph Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)                  Reports on Form 8-K

On November 1, 2002, Alliance Capital and Alliance Holding each filed a Current Report on Form 8-K with respect to their Third Quarter Review dated October 31, 2002.

On October 30, 2002, Alliance Capital and Alliance Holding each filed a Current Report on Form 8-K with respect to a press release issued October 30, 2002.

On October 15, 2002, Alliance Capital and Alliance Holding each filed a Current Report on Form 8-K with respect to a press release issued October 11, 2002.

On September 18, 2002, Alliance Capital and Alliance Holding each filed a Current Report on Form 8-K with respect to complaint entitled Lawrence E. Jaffe Pension Plan, Lawrence E. Jaffe Trustee U/A 1198 v.  Alliance Capital Management L.P., Alfred Harrison and Alliance Premier Growth Fund, Inc.

On September 17, 2002, Alliance Capital and Alliance Holding each filed a Current Report on Form 8-K with respect to a press release issued September 17, 2002.

On August 15, 2002, Alliance Capital and Alliance Holding each filed a Current Report on Form 8-K with respect to a press release issued August 15, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIANCE CAPITAL MANAGEMENT L.P.

Dated: November 13, 2002	By:	Alliance Capital Management
Corporation, its General Partner

	By:	/s/ Robert H. Joseph, Jr.
Robert H. Joseph, Jr.
Senior Vice President &
Chief Financial Officer

CERTIFICATIONS

I, Robert H. Joseph, Jr., Senior Vice President and Chief Financial Officer, certify that:

1.         I have reviewed this quarterly report on Form 10-Q of Alliance Capital Management L.P.;

2.         Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.         Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.         The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)            all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)            any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.            The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002	/s/ Robert H. Joseph, Jr.
Robert H. Joseph, Jr.
Senior Vice President and
Chief Financial Officer
Alliance Capital Management Corporation

I, Bruce W. Calvert, Chairman of the Board of Directors and Chief Executive Officer, certify that:

1.             I have reviewed this quarterly report on Form 10-Q of Alliance Capital Management L.P.;

2.             Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.             Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.             The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.            The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002	/s/ Bruce W. Calvert
Bruce W. Calvert
Chairman of the Board of Directors
and Chief Executive Officer
Alliance Capital Management Corporation