Form 10-K
period 2002-12-31
ALLIANCE CAPITAL MANAGEMENT L P
filed 2003-03-27
CIK 1109448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-29961

ALLIANCE CAPITAL MANAGEMENT L.P.
(Exact name of registrant as specified in its charter)

Delaware	13-4064930
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1345 Avenue of the Americas New York, N.Y.	10105
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 969-1000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of Class	Name of each exchange on which registered
units of limited partnership interest in Alliance Capital Management L.P.	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes  ☒    No  ☐

There is no established trading market for the units of limited partnership interest in Alliance Capital Management L.P. and they are subject to significant restrictions on transfer. Accordingly, it is not possible to state the aggregate market value of such units held by non-affiliates of the registrant.

250,211,693 units of limited partnership interest in Alliance Capital Management L.P. were outstanding as of March 3, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

This Form 10-K does not incorporate any document by reference.

i

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

“AXA” is the holding company for an international group of companies and a worldwide leader in financial protection and wealth management.  AXA operates primarily in Western Europe, North America and the Asia/Pacific region and, to a lesser extent, in other regions including the Middle East, Africa and South America.  AXA has five operating business segments:  life and savings, property and casualty insurance, international insurance (including reinsurance), asset management and other financial services.

“AXA Financial” refers to AXA Financial, Inc., a wholly-owned subsidiary of AXA.

“ECMC” refers to ECMC, LLC, a wholly-owned subsidiary of Equitable.

“Equitable” refers to The Equitable Life Assurance Society of the United States, an indirect wholly-owned subsidiary of AXA Financial, and its subsidiaries other than Alliance Capital and its subsidiaries.

“General Partner” refers to Alliance in its capacity as general partner of Alliance Capital and Alliance Holding, and, where appropriate, to ACMC, its predecessor, in its capacity as general partner of Alliance Holding.

“Investment Advisers Act” refers to the Investment Advisers Act of 1940, as amended.

“Investment Company Act” refers to the Investment Company Act of 1940, as amended.

ii

PART I

Item 1.                    Business

General

Alliance Holding was formed in 1987 to succeed to the business of ACMC, which began providing investment management services in 1971.  On April 21, 1988 the business and substantially all of the operating assets of ACMC were conveyed to Alliance Holding in exchange for a 1% general partnership interest in Alliance Holding and approximately 55% of the outstanding Alliance Holding Units.  In December 1991 ACMC transferred its 1% general partnership interest in Alliance Holding to Alliance.

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

On October 2, 2000 Alliance Capital acquired the business and assets of SCB Inc., formerly known as Sanford C. Bernstein Inc. (“Bernstein”), and assumed the liabilities of the Bernstein business (“Bernstein Acquisition”). The purchase price consisted of a cash payment of $1.4754 billion and 40.8 million newly issued Alliance Capital Units. AXA Financial purchased approximately 32.6 million newly issued Alliance Capital Units for $1.6 billion on June 21, 2000 to fund the cash portion of the purchase price. On November 25, 2002 SCB Partners Inc., a wholly-owned subsidiary of SCB Inc.,  sold to ECMC 8.16 million Alliance Capital Units pursuant to an agreement entered into in connection with the Bernstein Acquisition.

As of March 3, 2003 AXA, AXA Financial, Equitable and certain subsidiaries of Equitable beneficially owned 136,715,099 Alliance Capital Units or approximately 54.6% of the issued and outstanding Alliance Capital Units and 1,444,356 Alliance Holding Units or approximately 1.9% of the issued and outstanding Alliance Holding Units which, including the general partnership interests in Alliance Capital and Alliance Holding, represents an economic interest of approximately 55.7% in Alliance Capital.  As of March 3, 2003 Alliance Holding owned 76,817,850 Alliance Capital Units or approximately 30.7% of the issued and outstanding Alliance Capital Units.  As of March 3, 2003 SCB Partners Inc. owned 32.64 million Alliance Capital Units or approximately 13.0% of the issued and outstanding Alliance Capital Units.

As of March 3, 2003 AXA and its subsidiaries owned all of the issued and outstanding shares of the common stock of AXA Financial.  AXA Financial owns all of the issued and outstanding shares of Equitable.  For insurance regulatory purposes all shares of common stock of AXA Financial beneficially owned by AXA and its affiliates have been deposited into a voting trust.  See “Item 12.  Security Ownership of Certain Beneficial Owners and Management.”

AXA is the holding company for an international group of companies and a worldwide leader in financial protection and wealth management.  AXA operates primarily in Western Europe, North America and the Asia/Pacific region and, to a lesser extent, in other regions including the Middle East, Africa and South America.  AXA has five operating business segments:  life and savings, property and casualty insurance, international insurance (including reinsurance), asset management and other financial services.

Alliance Capital provides diversified investment management and related services globally to a broad range of clients including (a) institutional investors, consisting of unaffiliated entities such as corporate and public employee pension funds, endowment funds, domestic and foreign institutions and governments and affiliates such as AXA and its insurance company subsidiaries, by means of separate accounts, sub-advisory relationships resulting from the efforts of the institutional marketing department, structured products, group trusts, mutual funds, and investment vehicles sold exclusively to institutional investors and high net-worth individuals, (b) private clients, consisting of high net-worth individuals, trusts and estates, charitable foundations, partnerships, private and family corporations and other entities, by means of separate accounts, hedge funds, and certain other vehicles, (c) individual investors by means of retail mutual funds sponsored by Alliance Capital, its subsidiaries and affiliated joint venture companies including cash management products such as money market funds and deposit accounts and sub-advisory relationships in respect of mutual funds sponsored by third parties resulting from the efforts of the mutual fund marketing department (“Alliance Mutual Funds”) and “managed account” products, and (d) institutional investors desiring institutional research services by means of in-depth research, portfolio strategy, trading and brokerage-related services. Alliance Capital and its subsidiaries provide investment management, distribution and shareholder and administrative services to the Alliance Mutual Funds.

Alliance Capital provides a broad offering of investment products, global in scope, with expertise in both growth and value oriented strategies, the two predominant equity investment styles, coupled with a fixed income capability in both taxable and tax exempt securities.

The following tables provide a summary of assets under management and associated revenues of Alliance Capital:

Assets Under Management(1)

(in millions)

	December 31,
	1998	1999	2000	2001	2002

Institutional Investment Management(3)(4)	$169,447	$198,832	$237,379	$241,491	$210,990
Retail(4)	114,075	164,958	176,945	171,496	135,896
Private Client(4)	1,299	1,830	35,697	39,169	39,693

Total	$284,821	$365,620	$450,021	$452,156	$386,579

Revenues(2)

(in thousands)

	Years Ended December 31,
	1998	1999	2000	2001	2002

Institutional Investment Management(3)	$361,050	$410,623	$518,410	$676,392	$633,491
Retail(5)(6)	920,771	1,331,834	1,739,519	1,590,883	1,358,262
Private Client(7)	16,492	93,405	139,155	397,420	425,155
Institutional Research Services	—	—	56,289	265,815	294,910
Other	25,743	33,443	68,726	62,388	30,604

Total	$1,324,056	$1,869,305	$2,522,099	$2,992,898	$2,742,422

(1)          Includes assets under management of the business acquired in the Bernstein Acquisition at December 31, 2000, December 31, 2001 and December 31, 2002.

(2)          Includes revenues of the business acquired in the Bernstein Acquisition for the fourth quarter of 2000 and all of 2001 and 2002.

(3)          Includes the general and separate accounts of the insurance company subsidiaries of AXA Financial.

(4)          Assets under management (“AUM”) exclude certain non-discretionary relationships and assets managed by unconsolidated affiliates.  AUM previously reported for December 31, 2001 and prior dates have been reclassified to conform to December 31, 2002.  AUM reflect the reclassification of certain cash management and sub-advised variable annuity accounts from Institutional Investment Management to Retail and certain Private Client accounts to Retail and Institutional Investment Management.

(5)          Net of certain fees paid to Equitable for services rendered by Equitable in marketing the variable annuity insurance and variable life products for which The Hudson River Trust (“HRT”) was the funding vehicle. All of the portfolios of HRT were transferred to EQ Advisors Trust (“EQAT”) effective October 18, 1999 and such fees are no longer payable to Equitable.

(6)          Includes fees received by Alliance Capital in connection with its distribution of money market deposit accounts for which no investment management services are provided.

(7)          Includes fees for the management of hedge funds which are higher than the fees charged for Institutional Investment Management and Retail and also provide for the payment of performance fees, incentive allocations or carried interests.

INSTITUTIONAL INVESTMENT MANAGEMENT SERVICES

Alliance Capital’s Institutional Investment Management Services consist primarily of the active management of equity accounts, balanced accounts (equity and fixed income) and fixed income accounts for institutions such as corporate and public employee pension funds, endowment funds, domestic and foreign institutions, governments and affiliates (AXA and certain of its insurance company subsidiaries, including Equitable) by means of separate accounts, sub-advisory relationships resulting from the efforts of the institutional marketing group, structured products, group trusts, mutual funds, and investment vehicles sold exclusively to institutional investors and high net worth individuals.  As of December 31, 2002 the assets of institutional investors were managed by 203 portfolio managers with an average of 15 years of experience in the industry and 8 years of experience with Alliance Capital.

As of December 31, 2000, 2001 and 2002 institutional investment management services represented approximately 53%, 53% and 55%, respectively, of total assets under management by Alliance Capital.  The fees earned from these institutional investment management services represented approximately 21%, 23% and 23% of Alliance Capital’s revenues for 2000, 2001 and 2002, respectively.

Institutional Investment Management Services Assets Under Management(1)(2)

(in millions)

	December 31,
	1998	1999	2000	2001	2002

Investment Services:
Active Equity & Balanced - Growth:
Domestic	$77,976	$96,188	$83,611	$83,303	$54,845
Global & International	8,620	10,649	10,613	11,915	11,234
	86,596	106,837	94,224	95,218	66,079

Active Equity & Balanced - Value:
Domestic	4,190	4,231	38,386	39,603	34,624
Global & International	64	—	12,199	13,146	15,773
	4,254	4,231	50,585	52,749	50,397

Active Fixed Income:
Domestic	39,882	50,010	50,223	48,471	56,461
Global & International	11,179	4,882	10,018	16,585	17,431
	51,061	54,892	60,241	65,056	73,892

Index and Enhanced Index:
Domestic	22,794	26,472	26,937	22,289	16,271
Global & International	4,742	6,400	5,392	6,179	4,351
	27,536	32,872	32,329	28,468	20,622

Total:
Domestic	144,842	176,901	199,157	193,666	162,201
Global & International	24,605	21,931	38,222	47,825	48,789

Total	$169,447	$198,832	$237,379	$241,491	$210,990

(1)          Excludes certain non-discretionary relationships.  AUM previously reported for December 31, 2001 and prior dates have been reclassified to conform to the December 31, 2002 presentation.  AUM now reflects the reclassification of certain cash management and sub-advised variable annuity accounts from Institutional Investment Management to Retail and certain Private Client accounts to Retail and Institutional Investment Management.  AUM now excludes assets managed by unconsolidated affiliates.

(2)          Includes assets under management of the business acquired in the Bernstein Acquisition at December 31, 2000, December 31, 2001 and December 31, 2002.

Revenues From Institutional Investment Management Services(1)

(in thousands)

	Years Ended December 31,
	1998	1999	2000	2001	2002

Investment Services:
Active Equity & Balanced - Growth:
Domestic	$216,390	$256,411	$304,164	$237,991	$208,310
Global & International	27,396	25,589	30,741	53,679	39,133
	243,786	282,000	334,905	291,670	247,443

Active Equity & Balanced - Value:
Domestic	8,956	10,065	44,270	257,653	197,830
Global & International	342	—	16,503	12,349	59,905
	9,298	10,065	60,773	270,002	257,735

Active Fixed Income:
Domestic	83,659	95,047	94,700	75,932	84,926
Global & International	13,431	9,166	10,706	16,630	24,379
	97,090	104,213	105,406	92,562	109,305

Index and Enhanced Index:
Domestic	7,260	8,827	9,607	11,164	6,496
Global & International	3,421	3,759	3,577	3,630	6,522
	10,681	12,586	13,184	14,794	13,018

Total:
Domestic	316,265	370,350	452,741	582,740	497,562
Global & International	44,590	38,514	61,527	86,288	129,939
	360,855	408,864	514,268	669,028	627,501

Distribution Revenues	116	1,669	4,052	7,243	5,864
Shareholder Servicing Fees	79	90	90	121	126

Total	$361,050	$410,623	$518,410	$676,392	$633,491

(1)          Includes revenues of the business acquired in the Bernstein Acquisition for the fourth quarter of 2000 and all of 2001 and 2002.

Equity and Balanced Accounts.  Institutional equity and balanced accounts contributed approximately 16%, 19% and 18% of Alliance Capital’s total revenues for 2000, 2001 and 2002, respectively.  Assets under management relating to active equity and balanced accounts grew from approximately $67.6 billion as of December 31, 1997 to approximately $116.5 billion as of December 31, 2002.

Fixed Income Accounts.  Institutional fixed income accounts contributed approximately 4%, 3% and 4% of Alliance Capital’s total revenues for 2000, 2001 and 2002, respectively.  Assets under management relating to active fixed income accounts increased from approximately $46.7 billion as of December 31, 1997 to approximately $73.9 billion as of December 31, 2002.

Institutional Clients

The approximately 3,014 separately managed accounts for institutional investors for which Alliance Capital acts as investment manager include corporate employee benefit plans, public employee retirement systems, AXA and its insurance company subsidiaries, endowments, foundations, foreign governments, multi-employer pension plans and financial and other institutions.

AXA and the general and separate accounts of Equitable and its insurance company subsidiary, including investments made by these accounts in EQAT (See “Retail Services – Variable Products”), represented approximately 14%, 14% and 15% of total assets under management by Alliance Capital at December 31, 2000, 2001 and 2002, respectively, and approximately 6%, 5% and 5% of Alliance Capital’s total revenues for 2000, 2001 and 2002, respectively. Taken as a whole they comprise Alliance Capital’s largest institutional client.

As of December 31, 2002 corporate employee benefit plan accounts represented approximately 12.6% of total assets under management by Alliance Capital.  Assets under management for other tax-exempt accounts, including public employee benefit funds organized by government agencies and municipalities, endowments, foundations and multi-employer employee benefit plans, represented approximately 25.4% of total assets under management as of December 31, 2002.

The following table lists Alliance Capital’s ten largest institutional clients, ranked in order of size of total assets under management as of December 31, 2002.  Since Alliance Capital’s fee schedules vary based on the type of account, the table does not reflect the ten largest revenue generating clients.

Client or Sponsoring Employer	Type of Account
AXA and its subsidiaries (including Equitable and its insurance company subsidiary)	U.S. Equity, Fixed Income, Passive, Global Equity, Global Fixed Income
Sub-Advised Vanguard Mutual Fund.	U.S. Equity
North Carolina Retirement System	Passive Equity, U.S. Equity, Global Equity
ASAP Funding	U.S. Fixed Income
SEI Investments.	U.S. Equity, Global Equity, Fixed Income
Ford Motor Company	U.S. Equity, Global Equity
New York State Common Retirement Fund	U.S. Equity, Global Equity
Foreign Government Central Bank	U.S. Equity, Global Equity
Frank Russell Trust Company	U.S. Equity, Global Equity
SBC Communications	U.S. Equity, Passive Equity

These institutional clients accounted for approximately 18% of Alliance Capital’s total assets under management at December 31, 2002 and approximately 4% of Alliance Capital’s total revenues for the year ended December 31, 2002 (24% and 7%, respectively, if the investments by the separate accounts of Equitable in EQAT were included).  No single institutional client other than Equitable and its insurance company subsidiary accounted for more than approximately 1% of Alliance Capital’s total revenues for the year ended December 31, 2002.  AXA and the general and separate accounts of Equitable and their subsidiaries, invested primarily in fixed income securities, accounted for approximately 10% of Alliance Capital’s total assets under management at December 31, 2002 and approximately 3% of Alliance Capital’s total revenues for the year ended December 31, 2002 (15% and 5% respectively, if the investments by the separate accounts of Equitable in EQAT were included).

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

Institutional Investment Management Agreements and Fees

Accounts of institutional investors are managed pursuant to a written investment management agreement between the client and Alliance Capital, which usually is terminable at any time or upon relatively short notice by either party.  In general, Alliance Capital’s contracts may not be assigned without the consent of the client.

In providing investment management services to institutional clients, Alliance Capital is principally compensated on the basis of fees calculated as a percentage of assets under management.

Management fees are generally charged in accordance with a fee schedule based on the type of portfolio, the size of the account and a percentage of assets under management. With respect to approximately 12.3% of assets under management for institutional investors, Alliance Capital charges performance-based fees, which consist of a relatively low base fee plus an additional fee if investment performance for the account exceeds certain benchmarks.  No assurance can be given that such fee arrangements will not become more common in the investment management industry.  Utilization of such fee arrangements by Alliance Capital on a broader basis could create greater fluctuations in Alliance Capital’s revenues.

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

PRIVATE CLIENT SERVICES

Alliance Capital provides investment management services to private clients consisting of high net worth individuals, trusts and estates, charitable foundations, partnerships, private and family corporations and other similar entities by means of separate accounts, hedge funds and certain other vehicles.  Alliance Capital provided investment management services to a group of private clients prior to the Bernstein Acquisition.  Private clients were a core client group of Bernstein for over 30 years prior to the Bernstein Acquisition on October 2, 2000. The former private client services group of Bernstein is now known as the Bernstein Investment Research and Management unit of Alliance Capital (“BIRM”).  The private client services group consists of BIRM and the historic Alliance Capital private client group.  BIRM targets households with financial assets of $1 million or more and has a minimum opening account size of $400,000. BIRM’s services consist of customized, tax-sensitive investment planning across a broad range of investment options.

BIRM’s private client activities are built on a direct sales effort that involves over 170 advisors. These financial advisors work with private clients and their tax, legal and other advisors to tailor long-range investment plans to meet each client’s needs. The portfolio created for each private client is intended to maximize after-tax investment returns given a client’s individual investment goals, income requirements, risk tolerance, tax considerations and any other consideration relevant for that client.

Revenues from private clients, which represented approximately 6%, 13% and 16% of Alliance Capital’s total revenues for the years ended December 31, 2000, 2001 and 2002, respectively, consist primarily of investment management fees earned from managing assets and, in the case of clients of BIRM, also include transaction charges earned by Sanford C. Bernstein & Co., LLC (“SCB LLC”), a wholly-owned subsidiary of Alliance Capital, for executing trades relating to equities under management.

Private client accounts are managed pursuant to a written investment advisory agreement, which usually is terminable at any time or upon relatively short notice by any party.  In general, these contracts may not be assigned without the consent of the client.  In providing services to private clients Alliance Capital is compensated on the basis of fees calculated based on the type of portfolio, the size of the account and a percentage of assets under management as well as the transaction charges earned by SCB LLC referred to above.  Fees for the management of hedge funds are higher than the fees charged for other accounts and also provide for the payment of performance fees, incentive allocations or carried interests to Alliance Capital.

The tables below set forth private client assets under management and revenues for the periods presented:

Private Client Services Assets Under Management(1)(2)

(in millions)

	December 31,
	1998	1999	2000	2001	2002

Investment Services:
Active Equity & Balanced - Growth:
Domestic	$827	$1,361	$594	$2,206	$3,517
Global & International	4	11	614	367	271
	831	1,372	1,208	2,573	3,788

Active Equity & Balanced - Value:
Domestic	—	—	21,432	21,899	19,441
Global & International	—	—	5,796	5,480	5,602
	—	—	27,228	27,379	25,043

Active Fixed Income:
Domestic	110	71	6,929	9,084	10,755
Global & International	358	387	327	121	44
	468	458	7,256	9,205	10,799

Index and Enhanced Index:
Domestic	—	—	5	12	63
Global & International	—	—	—	—	—
	—	—	5	12	63

Total:
Domestic	937	1,432	28,960	33,201	33,776
Global & International	362	398	6,737	5,968	5,917

Total	$1,299	$1,830	$35,697	$39,169	$39,693

(1)          Includes private client assets under management of the business acquired in the Bernstein Acquisition at December 31, 2000, December 31, 2001 and December 31, 2002.

(2)          AUM exclude certain non-discretionary relationships and assets managed by unconsolidated affiliates.  AUM previously reported for December 31, 2001 and prior dates have been reclassified to conform to December 31, 2002.  AUM reflect the reclassification of certain cash management and sub-advised variable annuity accounts from Institutional Investment Management to Retail and certain Private Client accounts to Retail and Institutional Investment Management.

Revenues From Private Client Services(1)

(in thousands)

	December 31,
	1998	1999	2000	2001	2002

Investment Services:
Active Equity & Balanced - Growth:
Domestic	$1,716	$70,802	$14,019	$3,846	$2,025
Global & International	2,544	749	724	5,097	3,710
	4,260	71,551	14,743	8,943	5,735

Active Equity & Balanced - Value:
Domestic	—	—	89,486	325,898	352,959
Global & International	—	—	16,683	53,975	56,410
	—	—	106,169	379,873	409,369

Active Fixed Income:
Domestic	1,271	2,456	14,116	6,365	9,389
Global & International	10,961	19,398	4,121	2,234	632
	12,232	21,854	18,237	8,599	10,021

Index and Enhanced Index:
Domestic	—	—	6	5	30
Global & International	—	—	—	—	—
	—	—	6	5	30

Total:
Domestic	2,987	73,258	117,627	336,114	364,403
Global & International	13,505	20,147	21,528	61,306	60,752
	16,492	93,405	139,155	397,420	425,155

Distribution Revenues	—	—	—	—	—
Shareholder Servicing Fees	—	—	—	—	—

Total	$16,492	$93,405	$139,155	$397,420	$425,155

(1)          Includes revenues of the business acquired in the Bernstein Acquisition for the fourth quarter of 2000 and all of 2001 and 2002.

Private Client Marketing

BIRM’s private client financial advisors are dedicated to obtaining and maintaining client relationships. These advisors do not manage money and do not sell individual stocks or external products. Their goal is to provide investment perspective for clients in order to assist them in determining a suitable mix of U.S. and non-U.S. equity securities and fixed income investments. The financial advisors are based in New York City, Los Angeles, West Palm Beach, Chicago, Dallas, San Francisco, Washington, D.C., Seattle, Miami, Minneapolis and Houston.  These offices reach not only the targeted market within these cities but also the surrounding areas.

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

RETAIL SERVICES

Alliance Capital’s Retail Services consist of furnishing investment management and related services to individual investors by means of retail mutual funds sponsored by Alliance Capital, its subsidiaries and affiliated joint venture companies including cash management products such as money market funds and deposit accounts, sub-advisory relationships resulting from the efforts of the mutual fund marketing department (“Alliance Mutual Funds”) and “managed account” products. The net assets comprising the Alliance Mutual Funds on December 31, 2002 amounted to approximately $136 billion.  The assets of the Alliance Mutual Funds are managed by the same investment professionals who manage Alliance Capital’s accounts of institutional investors and high net-worth individuals.

The tables below set forth retail assets under management and revenues for the periods presented:

Retail Services Assets Under Management(1)

(in millions)

	December 31,
	1998	1999	2000	2001	2002

Investment Services:
Active Equity & Balanced – Growth:
Domestic	$48,494	$82,870	$82,110	$60,450	$30,981
Global & International	9,737	16,306	18,585	15,121	7,951
	58,231	99,176	100,695	75,571	38,932

Active Equity & Balanced - Value:
Domestic	4,466	6,954	12,729	18,735	19,952
Global & International	95	188	344	2,547	3,244
	4,561	7,142	13,073	21,282	23,196

Active Fixed Income:
Domestic	39,421	46,873	51,535	58,473	56,604
Global & International	10,171	9,127	8,607	12,694	14,467
	49,592	56,000	60,142	71,167	71,071

Index and Enhanced Index:
Domestic	1,691	2,640	3,035	3,471	2,688
Global & International	—	—	—	5	9
	1,691	2,640	3,035	3,476	2,697

Total:
Domestic	94,072	139,337	149,409	141,129	110,225
Global & International	20,003	25,621	27,536	30,367	25,671

Total	$114,075	$164,958	$176,945	$171,496	$135,896

(1)

AUM exclude certain non-discretionary relationships and assets managed by unconsolidated affiliates.  AUM previously reported for December 31, 2001 and prior dates have been reclassified to conform to December 31, 2002.  AUM reflect the reclassification of certain cash management and sub-advised variable annuity accounts from Institutional Investment Management to Retail and certain Private Client accounts to Retail and Institutional Investment Management.

Revenues From Retail Services(1)(2)(3)

(in thousands)

	Years Ended December 31,
	1998	1999	2000	2001	2002

Investment Services:
Active Equity & Balanced - Growth:
Domestic	$234,500	$423,515	$576,825	$460,695	$293,977
Global & International	38,609	81,975	111,407	78,143	67,459
	273,109	505,490	688,232	538,838	361,436

Active Equity & Balanced - Value:
Domestic	19,228	28,651	40,276	90,661	92,811
Global & International	1,881	5,869	6,494	438	11,470
	21,109	34,520	46,770	91,099	104,281

Active Fixed Income:
Domestic	190,906	179,366	203,948	255,869	240,369
Global & International	88,143	106,292	95,150	69,346	87,383
	279,049	285,658	299,098	325,215	327,752

Index and Enhanced Index:
Domestic	2,378	3,821	2,294	2,158	916
Global & International	—	—	—	8	834
	2,378	3,821	2,294	2,166	1,750

Total:
Domestic	447,012	635,353	823,343	809,383	628,073
Global & International	128,633	194,136	213,051	147,935	167,146
	575,645	829,489	1,036,394	957,318	795,219

Distribution Revenues	301,730	440,103	617,570	537,362	461,599
Shareholder Servicing Fees	43,396	62,242	85,555	96,203	101,444

Total	$920,771	$1,331,834	$1,739,519	$1,590,883	$1,358,262

(1)	Includes fees received by Alliance Capital in connection with managed account product accounts.
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

Alliance Mutual Funds and Managed Account Programs

Alliance Capital has been managing mutual funds since 1971.  Since then, Alliance Capital has sponsored open-end load mutual funds and closed-end mutual funds (i) registered as investment companies under the Investment Company Act (“U.S. Funds”), and (ii) not registered under the Investment Company Act and which are not publicly offered to United States persons (“Offshore Funds”).  Alliance Capital also manages retail managed account product programs, which are sponsored by various registered broker-dealers (“Managed Account Programs”).  On December 31, 2002 net assets in the Alliance Mutual Funds and Managed Account Programs totaled approximately $67 billion.

Net Assets as of December 31, 2002(1)
(in millions)
Types of Alliance Mutual Funds and Managed Account Programs

U.S. Funds – Open-End:
Equity and Balanced:
Growth	$13,338
Value	10,458
Taxable Fixed Income	8,492
Tax Exempt Fixed Income	5,088
Offshore Funds (Open- and Closed-End):
Taxable Fixed Income	7,474
Equity and Balanced:
Growth	4,774
Value	537
Managed Account Programs	6,769
Joint Venture Company	5,642
U.S. Funds – Closed-End	4,340

Total	$66,912

(1)

AUM exclude certain non-discretionary relationships and assets managed by unconsolidated affiliates.  AUM previously reported for December 31, 2001 and prior dates have been reclassified to conform to December 31, 2002.  AUM reflect the reclassification of certain cash management and sub-advised variable annuity accounts from Institutional Investment Management to Retail and certain Private Client accounts to Retail and Institutional Investment Management.

Variable Products

Alliance Capital is a sub-adviser to EQAT, which is the investment vehicle for the variable annuity and variable life insurance products offered by Equitable and its insurance company subsidiary.  The Alliance Variable Products Series Fund is a funding vehicle for variable annuity and variable life insurance products offered by other unaffiliated insurance companies.  On December 31, 2002 the net assets of the portfolios of the Variable Products totaled approximately $33 billion:

By Product:	Net Assets as of December 31, 2002
(in millions)
EQAT:
Common Stock Portfolio	$6,507
Balanced Portfolio	2,841
Equity Index Portfolio	2,121
Money Market Portfolio	2,041
Growth & Income Portfolio	1,782
International Portfolio	1,082
Intermediate Government Portfolio	938
Diversified Value Portfolio	821
Small Cap Growth Portfolio	625
Premier Growth Portfolio	602
High Yield Portfolio	566
Quality Bond Portfolio	534
Aggressive Stock Portfolio	391
Technology Portfolio	206

Total EQAT	21,057
Alliance Variable Products Series Fund	12,259

Total	$33,316

By Investment Orientation:	Net Assets as of December 31, 2002
(in millions)
Equity and Balanced — Growth:
Domestic	$11,024
Global & International	1,203
12,227
Equity and Balanced — Value:
Domestic	11,075
Global & International	1,126
12,201
Active Fixed Income:
Domestic	6,040
Global & International	159
6,199
Index and Enhanced Index:
Domestic	2,688
Global & International	1
2,689
Total:
Domestic	30,827
Global & International	2,489
$33,316

Distribution.  The Alliance Mutual Funds are distributed to individual investors through broker-dealers, insurance sales representatives, banks, registered investment advisers, financial planners and other financial intermediaries.  Alliance Fund Distributors, Inc. (“AFD”), a registered broker-dealer and a wholly-owned subsidiary of Alliance Capital, serves as the principal underwriter and distributor of the U.S. Funds and serves as a placing or distribution agent for most of the Offshore Funds.  Management expects to change the name of AFD to “AllianceBernstein Investment Research and Management, Inc.” on March 31, 2003.  There are approximately 264 sales representatives who devote their time exclusively to promoting the sale of shares of Alliance Mutual Funds by financial intermediaries.

Alliance Capital’s mutual fund distribution system (the “System”) includes a multi-class share structure.  The System permits open-end Alliance Mutual Funds to offer investors various options for the purchase of mutual fund shares, including the purchase of Front-End Load Shares and Back-End Load Shares.  The Front-End Load Shares are subject to a conventional front-end sales charge paid by investors to AFD at the time of sale.  AFD in turn pays sales commissions to the financial intermediaries distributing the funds from the front-end sales charge paid by investors.   For Back-End Load Shares, investors do not pay a front-end sales charge although, if there are redemptions before the expiration of the minimum holding period (which ranges from one year to four years), investors pay a contingent deferred sales charge (“CDSC”) to AFD.  While AFD is obligated to pay sales commissions to the financial intermediaries at the time of the purchase of Back-End Load Shares, it receives higher ongoing distribution fees from the funds.  Deferred sales commissions are expected to be recovered over periods not exceeding five and one-half years.  Payments of sales commissions made to financial intermediaries in connection with the sale of Back-End Load Shares under the System, net of CDSC received, totaled approximately $81.6 million and $163.3 million during 2002 and 2001, respectively.

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

During 2002 the ten financial intermediaries responsible for the largest volume of sales of open-end U.S. Funds were responsible for 43% of such sales.  AXA Advisors, LLC (“AXA Advisors”), a wholly-owned subsidiary of AXA Financial that utilizes members of Equitable’s insurance sales force as its registered representatives, has entered into a selected dealer agreement with AFD and, together with its predecessor, since 1986 has been responsible for a significant portion of total sales of shares of open-end U.S. Funds and Offshore Funds (4%, 3% and 3% in 2000, 2001 and 2002, respectively).  AXA Advisors is under no obligation to sell a specific amount of fund shares and also sells shares of mutual funds sponsored by organizations unaffiliated with Equitable.

Subsidiaries of Merrill Lynch & Co., Inc. (collectively “Merrill Lynch”) were responsible for approximately 18%, 13% and 12% of open-end Alliance Mutual Fund sales in 2000, 2001 and 2002, respectively.  Citigroup Inc. (and its subsidiaries, “Citigroup”), parent company of Salomon Smith Barney & Co., Inc., was responsible for approximately 5% of open-end Alliance Mutual Fund sales in 2000, 5%  in 2001 and 3% in 2002.  Neither Merrill Lynch nor Citigroup is under any obligation to sell a specific amount of Alliance Mutual Fund shares and each also sells shares of mutual funds that it sponsors and which are sponsored by unaffiliated organizations.

No dealer or agent other than AXA Advisors, Merrill Lynch and Citigroup has in any year since 1996 accounted for more than 10% of the sales of open-end Alliance Mutual Funds.

Many of the financial intermediaries that sell shares of Alliance Mutual Funds also offer shares of funds not managed by Alliance Capital and frequently offer shares of funds managed by their own affiliates.

Based on industry sales data reported by the Investment Company Institute (January 2003), Alliance Capital’s market share in the U.S. mutual fund industry is 1.23% of total industry assets and Alliance Capital accounted for 0.88% of total open-end industry sales in the U.S. during 2002.  While the performance of the Alliance Mutual Funds is a factor in the sale of their shares, there are other factors contributing to success in sales of mutual fund shares.  These factors include the level and quality of shareholder services (see “Shareholder and Administration Services” below) and the amounts and types of distribution assistance and administrative services payments.  Alliance Capital believes that its compensation programs with financial intermediaries are competitive with others in the industry.

Under current interpretations of laws and regulations governing depository institutions, banks and certain of their affiliates generally are permitted to act as agent for their customers in connection with the purchase of mutual fund shares and to receive as compensation a portion of the sales charges paid with respect to such purchases.  During 2002 banks and their affiliates accounted for approximately 16% of the sales of shares of open-end U.S. Funds and Variable Products.

Investment Management Agreements and Fees

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

Cash Management Services

Alliance Capital provides cash management services to individual investors through a product line comprising 25 money market fund portfolios, including 3 offshore money market portfolios, domiciled in the Cayman Islands and in Dublin, Ireland.  Net assets in these products as of December 31, 2002 totaled approximately $36 billion.

Net Assets as of December 31, 2002
(in millions)

Money Market Funds:
Alliance Capital Reserves (two portfolios)	$14,349
Alliance Government Reserves (two portfolios)	9,047
Alliance Money Market Fund (seven portfolios)	7,668
Alliance Municipal Trust (eleven portfolios)	3,071
Non-U.S. Money Market Funds (three portfolios)	1,533

Total	$35,668

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

On December 31, 2002 more than 98% of the assets invested in Alliance Capital’s cash management programs were attributable to regional broker-dealers and other financial intermediaries, with the remainder coming directly from the public.  On December 31, 2002 more than 500 financial intermediaries offered Alliance Capital’s cash management services.  Alliance Capital’s money market fund market share (not including deposit products), as computed based on market data reported by the Investment Company Institute (December 2002), has decreased from 1.95% of total money market fund industry assets at the end of 1997 to 1.57% at December 31, 2002.

Alliance Capital makes payments to financial intermediaries for distribution assistance and shareholder servicing and administration.  Alliance Capital’s money market funds pay fees to Alliance Capital at annual rates of up to 0.25% of average daily net assets pursuant to “Rule 12b-1” distribution plans.  Such payments are supplemented by Alliance Capital in making payments to financial intermediaries under the distribution assistance and shareholder servicing and administration program. During 2002 such supplemental payments totaled approximately $107.1 million ($108.0 million in 2001).  There are 7 employees of Alliance Capital who devote their time exclusively to marketing Alliance Capital’s cash management services.

A principal risk to Alliance Capital’s cash management services business is the acquisition of its participating financial intermediaries by companies that are competitors or that plan to enter the cash management services business.  As of December 31, 2002 the five largest participating financial intermediaries were responsible for assets aggregating approximately $23.4 billion, or 85.6% of the cash management services total.

Many of the financial intermediaries whose customers utilize Alliance Capital’s cash management services are broker-dealers whose customer accounts are carried, and whose securities transactions are cleared and settled, by the Pershing Division (“Pershing”) of Donaldson, Lufkin & Jenrette Securities Corporation (“DLJ Securities Corporation”), a wholly-owned subsidiary of Credit Suisse First Boston Corporation (“CSFB”).  The Bank of New York Company, Inc. announced in January 2003 that it had entered into a definitive purchase agreement with CSFB to acquire Pershing.  According to the announcement the transaction is expected to close by the end of the second quarter of 2003.  DLJ Securities Corporation was a wholly-owned subsidiary of AXA Financial until November 3, 2000. Pursuant to an agreement between Pershing and Alliance Capital, Pershing recommends that certain of its correspondent firms use Alliance Capital’s money market funds and other cash management products.  As of December 31, 2002 DLJ Securities Corporation and these Pershing correspondents were responsible for approximately $18.8 billion or 52.7% of Alliance Capital’s total cash management assets.  Pershing may terminate its agreement with Alliance Capital on 180 days’ notice.  If the agreement were terminated, Pershing would be under no obligation to recommend or in any way assist in the sale of Alliance Capital’s cash management products and would be free to recommend or assist in the sale of competitive products.

Alliance Capital’s money market funds distributed publicly in the United States are investment companies registered under the Investment Company Act and are managed under the supervision of boards of directors or trustees, which include disinterested directors or trustees who must approve investment management agreements and certain other matters.  The investment management agreements between the money market funds and Alliance Capital provide for an expense limitation of 1% per annum or less of average daily net assets.  See “Retail Services - Investment Management Agreements and Fees.”

Shareholder and Administration Services

Alliance Global Investor Services, Inc. (“AGIS”), a wholly-owned subsidiary of Alliance Capital, provides registrar, dividend disbursing and transfer agency related services for each U.S. Fund and provides servicing for each U.S. Fund’s shareholder accounts.  As of December 31, 2002 AGIS employed 412 people.  AGIS operates out of offices in Secaucus, New Jersey, San Antonio, Texas, and Scranton, Pennsylvania.  Under each servicing agreement AGIS receives a monthly fee.  Each servicing agreement must be approved annually by the relevant U.S. Fund’s board of directors or trustees, including a majority of the disinterested directors or trustees, and may be terminated by either party without penalty upon 60 days’ notice.

Most U.S. Funds utilize Alliance Capital and AGIS personnel to perform legal, clerical and accounting services not required to be provided by Alliance Capital.  Payments by a U.S. Fund for these services must be specifically approved in advance by the U.S. Fund’s board of directors or trustees.  Currently, Alliance Capital and AGIS are accruing revenues for providing clerical and accounting services to the U.S. Funds and these closed-end funds at the rate of approximately $8.0 million per year.

ACM Global Investor Services S.A. (“ACMGIS”) a wholly-owned subsidiary of Alliance Capital, is the registrar and transfer agent of substantially all of the Offshore Funds.  As of December 31, 2002 ACMGIS employed 61 people.  ACMGIS operates out of offices in Luxembourg and Singapore and receives a monthly fee for its registrar and transfer agency services.  Each agreement between ACMGIS and an Offshore Fund may be terminated by either party upon 60 days’ notice.

Alliance Capital expects to continue to devote substantial resources to shareholder servicing because of its importance in competing for assets invested in mutual funds and cash management services.

INSTITUTIONAL RESEARCH SERVICES

Institutional Research Services consist of in-depth research, portfolio strategy, trading and brokerage related services provided to institutional investors such as pension managers, mutual fund managers and other institutional investors who manage assets and look to SCB LLC in the United States and Sanford C. Bernstein Limited (“SCBL”) in Europe, wholly-owned subsidiaries of Alliance Capital, to provide services to support their asset management activities. As of December 31, 2002 SCB LLC and SCBL served approximately 901 clients in the U.S. and approximately 276 in Europe, Australia and the Far East.

SCB LLC and SCBL earn revenues from institutional services by providing investment research and by executing brokerage transactions for research clients.  In the case of research, research clients provide compensation principally by directing brokerage transactions to SCB LLC and SCBL in return for SCB LLC and SCBL research products. These services accounted for 2.2%, 8.9% and 10.8% of Alliance Capital’s revenues in 2000, 2001 and 2002, respectively.

The following table sets forth institutional services revenues for each of the periods presented:

Revenues From Institutional Research Services(1)

(in thousands)

	Years Ended December 31,
	1998	1999	2000	2001	2002

Transaction Charges:
U.S. Clients	$—	$—	$44,970	$197,653	$230,596
Non-U.S. Clients	—	—	10,344	56,836	59,663
	—	—	55,314	254,489	290,259

Syndicate Participation and Other	—	—	975	11,326	4,651

Total	$—	$—	$56,289	$265,815	$294,910

(1)	Includes revenues of the business acquired in the Bernstein Acquisition for the fourth quarter of 2000 and all of 2001 and 2002.

COMPETITION

The financial services industry is highly competitive and new entrants are continually attracted to it.  No one or small number of competitors is dominant in the industry.  Alliance Capital is subject to substantial competition in all aspects of its business from numerous investment management, stock brokerage and investment banking firms, insurance companies, banks, savings and loan associations and other financial institutions.  These competitors offer a wide range of financial and investment management services to the same retail investors, institutional clients and high net-worth customers that Alliance Capital seeks to attract.  Many of these financial institutions have substantially greater resources than Alliance Capital. Alliance Capital competes with other providers of investment products and services primarily on the basis of the range of investment products offered, the investment performance of such products and the services provided to clients.

CUSTODY AND BROKERAGE

Neither Alliance Capital nor its subsidiaries, other than SCB LLC, maintain custody of client funds or securities, which is maintained by client-designated banks, trust companies, brokerage firms or other custodians.  SCB LLC maintains custody of client assets and securities, primarily those of private clients.

Alliance Capital generally has the discretion to select the brokers or dealers to be utilized to execute transactions for client accounts.  SCB LLC and SCBL effect transactions for client accounts only if specifically authorized or directed by the client.

REGULATION

Alliance Capital, Alliance Holding, and Alliance are investment advisers registered under the Investment Advisers Act.  Each U.S. Fund is registered with the Securities and Exchange Commission (“SEC”) under the Investment Company Act and the shares of most U.S. Funds are qualified for sale in all states in the United States and the District of Columbia, except for U.S. Funds offered only to residents of a particular state.  AGIS is registered with the SEC as a transfer agent. SCB LLC and AFD are registered with the SEC as broker-dealers. SCB LLC is a member of the NYSE and SCBL is a member of the London Stock Exchange.  SCB LLC, SCBL and AFD are subject to minimum net capital requirements ($10.1 million, $6.3 million and

$9.6 million, respectively, at December 31, 2002) imposed by the SEC and Financial Services Authority on registered broker-dealers and had aggregate regulatory net capital of $148.8 million, $30.1 million and $106.5 million, respectively, at December 31, 2002.

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

All aspects of Alliance Capital’s business are subject to various federal and state laws and regulations and to the laws in the foreign countries in which Alliance Capital’s subsidiaries conduct business.  These laws and regulations are primarily intended to benefit clients and Alliance Mutual Fund shareholders and generally grant supervisory agencies broad administrative powers, including the power to limit or restrict the carrying on of business for failure to comply with such laws and regulations.  In such event, the possible sanctions that may be imposed include the suspension of individual employees, limitations on engaging in business for specific periods, the revocation of the registration as an investment adviser, censures and fines.

EMPLOYEES

As of December 31, 2002 Alliance Capital and its subsidiaries had 4,172 employees, including 584 investment professionals, of whom 203 are portfolio managers, 308 are research analysts and 59 are order placement specialists.  The average period of employment of these professionals with Alliance Capital is approximately 7 years and their average investment experience is approximately 13 years.  Alliance Capital considers its employee relations to be good.

SERVICE MARKS

Alliance Capital has registered a number of service marks with the U.S. Patent and Trademark Office, including an “A” design logo and the combination of such logo and the words “Alliance” and “Alliance Capital.”  Each of these service marks was registered in 1986.  As a result of the Bernstein Acquisition, Alliance Capital acquired all of the rights and title in and to the Bernstein service marks, including a “Bee” design logo, the name Bernstein and a combination of such logo and the word Bernstein.  These marks were registered in 1982, 1981 and 1981, respectively.

OTHER INFORMATION

Alliance Capital and Alliance Holding file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other reports required to comply with federal securities laws.  The public may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC also maintains an internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

Alliance Capital and Alliance Holding maintain an internet site (http://alliancecapital.com).  The portion of the site at “About Alliance/Investor Relations/Reports and Filings” links to both companies’ annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”).  These reports are available through the site free of charge as soon as reasonably practicable after such material is filed with or furnished to the SEC.

Item 2.                    Properties

Alliance Capital’s and Alliance Holding’s principal executive offices at 1345 Avenue of the Americas, New York, New York are occupied pursuant to a lease which extends until 2019.  Alliance Capital currently occupies approximately 568,500 square feet of space at this location.  Alliance Capital also occupies approximately 114,097 square feet of space at 135 West 50th Street, New York, New York, and approximately 75,630 square feet of space at 767 Fifth Avenue, New York, New York, under leases expiring in 2016 and 2005, respectively.  Alliance Capital also occupies approximately 47,621 square feet of space at 925 Westchester Avenue, White Plains, New York, 4,341 square feet of space at One North Broadway, White Plains, New York, and 141,002 square feet of space at One North Lexington, White Plains, New York under leases expiring in 2008.  Alliance Capital and its subsidiaries, AFD and AGIS, occupy approximately 134,261 square feet of space in Secaucus, New Jersey, approximately 92,067 square feet of space in San Antonio, Texas, and approximately 60,653 square feet of space in Scranton, Pennsylvania, under leases expiring in 2016, 2009, and 2005, respectively.

Alliance Capital also leases space in 11 cities in the United States and its subsidiaries and affiliates lease space in London, England, Tokyo, Japan, and 27 other cities outside the United States.

Item 3.                    Legal Proceedings

On April 25, 2001, an amended class action complaint entitled Miller, et al. v. Mitchell Hutchins Asset Management, Inc., et al. (“Miller Complaint”), was filed in federal district court in the Southern District of Illinois against Alliance Capital, Alliance Fund Distributors, Inc. (“AFD”), and other defendants alleging violations of the federal Investment Company Act of 1940, as amended (“ICA”) and breaches of common law fiduciary duty. The allegations in the Miller Complaint concern six mutual funds with which Alliance Capital has investment advisory agreements, including Alliance Premier Growth Fund (“Premier Growth Fund”), Alliance Health Care Fund, Alliance Growth Fund, Alliance Quasar Fund, Alliance Fund, and Alliance Disciplined Value Fund. The principal allegations of the Miller Complaint are that (i) certain advisory agreements concerning these funds were negotiated, approved, and executed in violation of the ICA, in particular because certain directors of these funds should be deemed interested under the ICA; (ii) the distribution plans for these funds were negotiated, approved, and executed in violation of the ICA; and (iii) the advisory fees and distribution fees paid to Alliance Capital and AFD, respectively, are excessive and, therefore, constitute a breach of fiduciary duty. Plaintiffs seek a recovery of certain fees paid by these funds to Alliance Capital.  On March 12, 2002, the court issued an order granting defendants’ joint motion to dismiss the Miller Complaint.  The court allowed plaintiffs up to and including April 1, 2002 to file an amended complaint comporting with its order.  On April 1, 2002, plaintiffs filed an amended complaint.  The allegations and relief sought in the amended complaint are virtually identical to the Miller Complaint. On May 1, 2002, defendants filed a motion to dismiss the amended complaint.  In an order dated March 6, 2003, the court denied in part, and granted in part, defendants’ motion to dismiss. The court declined to dismiss plaintiffs’ claims that certain advisory and distribution fees paid to Alliance Capital and AFD, respectively, were excessive in violation of Section 36(b) of the ICA. The court dismissed plaintiffs’ claims that certain distribution plans were adopted in violation of the ICA.

Alliance Capital and AFD believe that plaintiffs’ allegations in the amended complaint are without merit and intend to vigorously defend against these allegations. At the present time, management of Alliance Capital and AFD are unable to estimate the impact, if any, that the outcome of this action may have on Alliance Capital’s results of operations or financial condition.

On December 7, 2001, a complaint entitled Benak v. Alliance Capital Management L.P. and Alliance Premier Growth Fund (“Benak Complaint”) was filed in federal district court in the District of New Jersey against Alliance Capital and Premier Growth Fund alleging violation of the ICA. The principal allegations of the Benak Complaint are that Alliance Capital breached its duty of loyalty to Premier Growth Fund because one of the directors of the General Partner of Alliance Capital served as a director of Enron Corp. (“Enron”) when Premier Growth Fund purchased shares of Enron and as a consequence thereof the investment advisory fees paid to Alliance Capital by Premier Growth Fund should be returned as a means of recovering for Premier Growth Fund the losses plaintiff alleges were caused by the alleged breach of the duty of loyalty. Plaintiff seeks recovery of certain fees paid by Premier Growth Fund to Alliance Capital.  Subsequently, between December 21, 2001, and July 11, 2002, five complaints making substantially the same allegations and seeking substantially the same relief as the Benak Complaint were filed against Alliance Capital and Premier Growth Fund.  All of those actions were consolidated in federal district court in the District of New Jersey.  On January 6, 2003, a consolidated amended complaint entitled Benak v. Alliance Capital Management L.P. was filed containing allegations similar to those in the individual complaints and alleging violation of the ICA.  While the Benak Consolidated Amended Complaint seeks relief similar to that requested in the individual actions, it does not name Premier Growth Fund as a defendant.  On February 7, 2003, Alliance Capital moved to dismiss the Benak Consolidated Amended Complaint.  That motion is pending.

Alliance Capital believes the plaintiffs’ allegations in the Benak Consolidated Amended Complaint are without merit and intends to vigorously defend against these allegations.  At the present time, management of Alliance Capital is unable to estimate the impact, if any, that the outcome of these actions may have on Alliance Capital’s results of operations or financial condition.

On April 8, 2002, in In re Enron Corporation Securities Litigation, a consolidated complaint (“Enron Complaint”) was filed in the district court in the Southern District of Texas, Houston Division, against numerous defendants, including Alliance Capital. The principal allegations of the Enron Complaint, as they pertain to Alliance Capital, are that Alliance Capital violated Sections 11 and 15 of the Securities Act of 1933, as amended (“Securities Act”) with respect to a registration statement filed by Enron and effective with the SEC on July 18, 2001, which was used to sell $1.9 billion Enron Corp. Zero Coupon Convertible Notes due 2021. Plaintiffs allege that Frank Savage, who was at that time an employee of Alliance Capital and who was and remains a director of the General Partner of Alliance Capital, signed the registration statement at issue. Plaintiffs allege that the registration statement was materially misleading. Plaintiffs further allege that Alliance Capital was a controlling person of Frank Savage. Plaintiffs therefore assert that Alliance Capital is itself liable for the allegedly misleading registration statement. Plaintiffs seek rescission or a rescissionary measure of damages. The Enron Complaint specifically states that “[n]o allegations of fraud are made against or directed at” Alliance Capital. On June 3, 2002, Alliance Capital moved to dismiss the Enron Complaint as the allegations therein pertain to it.  On March 12, 2003, that motion was denied.

Alliance Capital believes the allegations of the Enron Complaint as to it are without merit and intends to vigorously defend against these allegations. At the present time, management of Alliance Capital is unable to estimate the impact, if any, that the outcome of this action may have on Alliance Capital’s results of operations or financial condition.

On May 7, 2002, a complaint entitled The Florida State Board of Administration v. Alliance Capital Management L.P. (“SBA Complaint”) was filed in the Circuit Court of the Second Judicial Circuit, in and for Leon County, Florida against Alliance Capital.  The SBA Complaint alleges breach of contract relating to the Investment Management Agreement between The Florida State Board of Administration (“SBA”) and Alliance Capital, breach of the covenant of good faith and fair dealing contained in the Investment Management Agreement, breach of fiduciary duty, negligence, gross negligence and violation of the Florida Securities and Investor Protection Act, in connection with purchases and sales of Enron common stock for the SBA investment account.  The SBA seeks more than $300 million in compensatory damages and an unspecified amount of punitive damages. On June 10, 2002, Alliance Capital moved to dismiss the SBA Complaint. On September 12, 2002, the court denied Alliance Capital’s motion to dismiss the SBA Complaint in its entirety, and the case is currently in discovery.

Alliance Capital believes the SBA’s allegations in the SBA Complaint are without merit and intends to vigorously defend against these allegations.  At the present time, management of Alliance Capital is unable to estimate the impact, if any, that the outcome of this action may have on Alliance Capital’s results of operations or financial condition.

On September 12, 2002, a complaint entitled Lawrence E. Jaffe Pension Plan, Lawrence E. Jaffe Trustee U/A 1198 v. Alliance Capital Management L.P., Alfred Harrison and Alliance Premier Growth Fund, Inc. (“Jaffe Complaint”) was filed in federal district court in the Southern District of New York against Alliance Capital, Alfred Harrison and Premier Growth Fund  alleging violation of the ICA.  The Jaffe Complaint alleges that the defendants breached their fiduciary duties of loyalty, care and good faith to Premier Growth Fund by causing Premier Growth Fund to invest in the securities of Enron and that the agreements between Premier Growth Fund and Alliance Capital violated the ICA because all of the directors of Premier Growth Fund should be deemed interested under the ICA.  Plaintiff seeks damages equal to Premier Growth Fund’s losses as a result of Premier Growth Fund’s investment in shares of Enron and a recovery of all fees paid to Alliance Capital beginning November 1, 2000.  On November 19, 2002, Alliance Capital filed a motion to transfer the Jaffe Complaint to the United States District

Court for the District of New Jersey to be consolidated with the Benak v. Alliance Capital Management L.P. action already pending there. On March 24, 2003, the court granted Alliance Capital's motion to transfer.

Alliance Capital and Alfred Harrison believe that plaintiff’s allegations in the Jaffe Complaint are without merit and intend to vigorously defend against these allegations.  At the present time, management of Alliance Capital is unable to estimate the impact, if any, that the outcome of this action may have on Alliance Capital’s results of operations or financial condition.

On December 13, 2002, a complaint entitled Patrick J. Goggins et al. v. Alliance Capital Management  L.P. et al. (“Goggins Complaint”) was filed in federal district court in the  Southern District of New York against Alliance Capital, Premier Growth Fund and individual directors and certain officers of Premier Growth Fund. The Goggins Complaint alleges that defendants violated the Securities Act because Premier Growth Fund’s registration statements and prospectuses allegedly were materially misleading, contained untrue statements of material fact and omitted material facts in describing the strategic objectives and investment strategies of Premier Growth Fund in relation to its investments, including its investments in Enron securities.   Plaintiffs seek rescissory relief or an unspecified amount of compensatory damages.   Alliance Capital’s time to move, answer or otherwise respond to the Goggins Complaint is currently stayed.

Alliance Capital, Premier Growth Fund and the other defendants believe the plaintiffs’ allegations in the Goggins Complaint are without merit and intend to vigorously defend against these allegations.  At the present time, management of Alliance Capital is unable to estimate the impact, if any, that the outcome of this action may have on Alliance Capital’s results of operations or financial condition.

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

Item 4.                    Submission of Matters to a Vote of Security Holders

Neither Alliance Capital nor Alliance Holding submitted a matter to a vote of security holders during the fourth quarter of 2002.

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

On March 3, 2003 there were approximately 537 Alliance Capital Unitholders of record.

The Alliance Holding Units are traded on the NYSE.  The high and low sale prices on the NYSE during each quarter of Alliance Holding’s two most recent fiscal years were as follows:

2002	High	Low

First Quarter	$50.81	$38.60
Second Quarter	47.50	31.00
Third Quarter	34.74	23.39
Fourth Quarter	36.24	23.20

2001	High	Low

First Quarter	$59.35	$37.40
Second Quarter	53.40	38.20
Third Quarter	53.75	38.90
Fourth Quarter	54.32	44.45

On March 3, 2003 the closing price of the Alliance Holding Units on the NYSE was $27.85 per Unit.  On March 3, 2003 there were approximately 1,667 Alliance Holding Unitholders of record.

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

Alliance Capital made the following distributions of Available Cash Flow in respect of 2002 and 2001:

Quarter During 2002 In Respect of Which a Cash Distribution Was Paid From Available Cash Flow	Amount of Cash Distribution Per Alliance Capital Unit	Payment Date

First Quarter	$0.67	May 23, 2002
Second Quarter	0.65	August 13, 2002
Third Quarter	0.53	November 21, 2002
Fourth Quarter	0.59	February 20, 2003
	$2.44

Quarter During 2001 In Respect of Which a Cash Distribution Was Paid From Available Cash Flow	Amount of Cash Distribution Per Alliance Capital Unit	Payment Date

First Quarter	$0.75	May 24, 2001
Second Quarter	0.78	August 16, 2001
Third Quarter	0.75	November 21, 2001
Fourth Quarter	0.75	February 21, 2002
	$3.03

Alliance Holding made the following distributions of Available Cash Flow in respect of 2002 and 2001:

Quarter During 2002 In Respect of Which a Cash Distribution Was Paid From Available Cash Flow	Amount of Cash Distribution Per Alliance Holding Unit	Payment Date

First Quarter	$0.59	May 23, 2002
Second Quarter	0.58	August 13, 2002
Third Quarter	0.46	November 21, 2002
Fourth Quarter	0.52	February 20, 2003
	$2.15

Quarter during 2001 In Respect of Which a Cash Distribution Was Paid From Available Cash Flow	Amount of Cash Distribution Per Alliance Holding Unit	Payment Date

First Quarter	$0.68	May 24, 2001
Second Quarter	0.71	August 16, 2001
Third Quarter	0.67	November 21, 2001
Fourth Quarter	0.67	February 21, 2002
	$2.73

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercises of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a) (c)
Equity compensation plans approved by security holders	16,449,400	$34.91	26,533,319
Equity compensation plans not approved by security holders	—	—	—
Total	16,449,400	$34.91	26,533,319

Recent Sales of Unregistered Securities

In connection with the settlement of litigation arising out of the Reorganization, on November 15, 2002, Alliance Holding and Alliance Capital offered to persons (and their successors) who held Alliance Holding Units on any day during the period from April 8, 1999 to and including October 29, 1999 (“Class Members”) the opportunity to participate in an exchange program (the “Program”).  Pursuant to the Program, Class Members could exchange their Alliance Capital Units for an equal number of Alliance Holding Units and/or cash, and their Alliance Holding Units for an equal number of Alliance Capital Units.  This offer did not require registration under the Securities Act by virtue of the exemption contained in Section 3(a)(10) of the Securities Act.  Alliance Holding, Alliance Capital and certain affiliates obtained a “no-action” letter from the staff of the SEC in the Division of Corporate Finance (the “Division”) to the effect that “the  Division will not recommend any enforcement action” to the SEC in connection with effecting the Program without registration in reliance on Section 3(a)(10).  Promptly following the conclusion of the Program on December 16, 2002, Alliance Holding issued 498,990 Alliance Holding Units to Class Members in exchange for Alliance Capital Units submitted in the Program, Alliance Holding transferred 84,448 Alliance Capital Units to Class Members in exchange for Alliance Holding Units submitted in the Program and AXA Financial purchased for cash 75,479 Alliance Capital Units submitted in the Program for a purchase price of $32.87 per Alliance Capital Unit.  Neither Alliance Holding nor Alliance Capital received any cash proceeds, and no underwriters participated in the Program.

Item 6.          Selected Financial Data

ALLIANCE CAPITAL MANAGEMENT L.P.

SELECTED CONSOLIDATED FINANCIAL DATA

(in thousands, unless otherwise indicated)

	Operating Partnership(1)			Alliance Capital Management Holding L.P.
	Years Ended December 31,
	2002	2001	2000	1999	1998
INCOME STATEMENT DATA:
Revenues:
Investment advisory and services fees	$1,847,876	$2,023,766	$1,689,817	$1,331,758	$952,992
Distribution revenues	467,463	544,605	621,622	441,772	301,846
Institutional research services	294,910	265,815	56,289	—	—
Shareholder servicing fees	101,569	96,324	85,645	62,332	43,475
Other revenues, net	30,604	62,388	68,726	33,443	25,743
	2,742,422	2,992,898	2,522,099	1,869,305	1,324,056
Expenses:
Employee compensation and benefits	907,075	930,672	669,234	517,679	344,719
Promotion and servicing:
Distribution plan payments	392,780	429,056	421,284	318,463	250,428
Amortization of deferred sales commissions	228,968	230,793	219,664	163,942	108,853
Other	193,322	233,555	203,495	138,323	101,059
General and administrative	329,059	311,958	226,710	184,754	162,323
Interest	27,385	32,051	26,894	13,472	3,790
Amortization of goodwill and intangible assets	20,700	172,638	46,252	3,852	4,172
Non-recurring items, net	—	—	(779)	—	—
	2,099,289	2,340,723	1,812,754	1,340,485	975,344
Income before income taxes	643,133	652,175	709,345	528,820	348,712
Income taxes	32,155	37,550	40,596	67,171	55,796
Net income	$610,978	$614,625	$668,749	$461,649	$292,916

Net income

$

610,978

$

614,625

$

668,749

$

461,649

$

292,916

Amortization of goodwill and intangible assets

20,700

172,638

46,252

3,852

4,172

Non-recurring items, net

—

—

(779

)

—

—

Net operating earnings(2)

$

631,678

$

787,263

$

714,222

$

465,501

$

297,088

NET INCOME PER UNIT:(3)

Basic net income per Unit

$

2.42

$

2.45

$

3.31

$

2.67

$

1.71

Diluted net income per Unit

$

2.39

$

2.40

$

3.20

$

2.59

$

1.66

NET OPERATING EARNINGS PER UNIT:(3)

Diluted net income per Unit

$

2.39

$

2.40

$

3.20

$

2.59

$

1.66

Amortization of goodwill and intangible assets per Unit

0.08

0.67

0.22

0.02

0.02

Net operating earnings per Unit

$

2.47

$

3.07

$

3.42

$

2.61

$

1.68

PERFORMANCE FEE EARNINGS PER UNIT:(3)

Base fee earnings per Unit

$

2.34

$

2.89

$

3.24

$

2.24

$

1.55

Performance fee earnings per Unit

0.13

0.18

0.18

0.37

0.13

Net operating earnings per Unit

$

2.47

$

3.07

$

3.42

$

2.61

$

1.68

CASH DISTRIBUTIONS PER UNIT.(3)(4)

$

2.44

$

3.03

$

3.40

$

2.55

$

1.62

PRE-TAX OPERATING MARGIN	23.5%	21.8%	28.2%	28.3%	26.3%
Distribution and non-operating expense margin	5.7%	11.9%	10.6%	9.0%	8.2%
PRE-TAX OPERATING EARNINGS MARGIN(5)(6)	29.2%	33.7%	38.8%	37.3%	34.5%
BALANCE SHEET DATA AT PERIOD END:
Total assets	$7,217,970	$8,175,393	$8,270,762	$1,661,061	$1,132,592
Debt and long-term obligations(7)	$589,185	$805,483	$933,475	$491,004	$238,089
Partners’ capital	$3,963,451	$3,988,160	$4,133,677	$552,667	$430,273
ASSETS UNDER MANAGEMENT AT PERIOD END (in millions)(8)	$386,579	$452,156	$450,021	$365,620	$284,821

(1) As discussed in Notes 1 and 3 to the consolidated financial statements, the financial information above reflects the operations of Alliance Capital Management Holding L.P. prior to the Reorganization effective October 29, 1999 and Alliance Capital Management L.P. (“Alliance Capital” or the “Operating Partnership”) thereafter.

(2)    Net operating earnings: Net income excluding non-recurring items and amortization of goodwill and intangible assets.

(3) Per Unit amounts for all periods prior to the two-for-one Unit split in 1998 have been restated.

(4) The Operating Partnership is required to distribute all of its Available Cash Flow, as defined in the Alliance Capital Partnership Agreement, to the General Partner and Alliance Capital Unitholders.

(5)    Income before income taxes (excluding non-recurring items and amortization of goodwill and intangible assets) as a percentage of revenues (excluding distribution revenues).

(6)    Pre-tax operating margin revenues exclude interest income derived from AXA Financial’s purchase of 32,619,775 newly issued units on June 21, 2000 in connection with the Bernstein Acquisition discussed in Note 1 to the consolidated financial statements.

(7) Includes debt and accrued expenses under employee benefit plans due after one year.

(8) Assets under management (“AUM”) exclude certain non-discretionary relationships and assets managed by unconsolidated affiliates.  AUM previously reported for December 31, 2001 and prior dates have been reclassified to conform to December 31, 2002.  AUM reflect the reclassification of certain cash management and sub-advised variable annuity accounts from Institutional Investment Management to Retail and certain Private Client accounts to Retail and Institutional Investment Management.

Item 7.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

ASSETS UNDER MANAGEMENT(1)

(Dollars in billions)	12/31/02	12/31/01	% Change	12/31/01	12/31/00	% Change

Retail	$135.9	$171.5	(20.8)%	$171.5	$176.9	(3.1)%
Institutional investment management	211.0	241.5	(12.6)	241.5	237.4	1.7
Private client	39.7	39.2	1.3	39.2	35.7	9.8
Total	$386.6	$452.2	(14.5)%	$452.2	$450.0	0.5%

ASSETS UNDER MANAGEMENT BY INVESTMENT ORIENTATION(1)(2)

(Dollars in billions)	12/31/02	12/31/01	% Change	12/31/01	12/31/00	% Change

Active equity & balanced - Growth
U.S.	$89.3	$146.0	(38.8)%	$146.0	$166.3	(12.2)%
Global & international	19.5	27.4	(28.8)	27.4	29.8	(8.1)
Active equity & balanced - Value
U.S.	74.0	80.2	(7.7)	80.2	72.6	10.5
Global & international	24.6	21.2	16.0	21.2	18.3	15.8
Total active equity & balanced	207.4	274.8	(24.5)	274.8	287.0	(4.3)
Active fixed income
U.S.	123.9	116.0	6.8	116.0	108.6	6.8
Global & international	31.9	29.4	8.5	29.4	19.0	54.7
Passive
U.S.	19.0	25.8	(26.4)	25.8	30.0	(14.0)
Global & international	4.4	6.2	(29.0)	6.2	5.4	14.8
Total	$386.6	$452.2	(14.5)%	$452.2	$450.0	0.5%

AVERAGE ASSETS UNDER MANAGEMENT(1)

	Twelve Months Ended			Twelve Months Ended
(Dollars in billions)	12/31/02	12/31/01	% Change	12/31/01	12/31/00	% Change

Retail	$151.5	$176.2	(14.0)%	$176.2	$178.9	(1.5)%
Institutional investment management	223.6	235.8	(5.2)	235.8	207.4	13.7
Private client	39.7	37.3	6.4	37.3	8.6	333.7
Total	$414.8	$449.3	(7.7)%	$449.3	$394.9	13.8%

ANALYSIS OF ASSETS UNDER MANAGEMENT(1)

(Dollars in billions)	2002				2001
	Retail	Institutional Investment Mgmt	Private Client	Total	Retail	Institutional Investment Mgmt	Private Client	Total
Balance at January 1,	$171.5	$241.5	$39.2	$452.2	$176.9	$237.4	$35.7	$450.0
Sales/new accounts	27.9	20.4	7.0	55.3	35.3	33.2	5.0	73.5
Redemptions/terminations	(31.0)	(16.7)	(2.3)	(50.0)	(29.2)	(13.2)	(2.2)	(44.6
Net cash management sales	(6.2)	—	—	(6.2)	3.9	—	—	3.9
Cash flow/Unreinvested dividends	(2.7)	—	(0.7)	(3.4)	(0.8)	2.3	(0.3)	1.2
Net asset inflows (outflows)	(12.0)	3.7	4.0	(4.3)	9.2	22.3	2.5	34.0
Australia joint venture company	—	—	—	—	5.4	3.2	—	8.6
Transfers	0.5	(0.5)	—	—	0.8	(0.8)	—	—
Market appreciation (depreciation)	(24.1)	(33.7)	(3.5)	(61.3)	(20.8)	(20.6)	1.0	(40.4)
Net change	(35.6)	(30.5)	0.5	(65.6)	(5.4)	4.1	3.5	2.2
Balance at December 31,	$135.9	$211.0	$39.7	$386.6	$171.5	$241.5	$39.2	$452.2

(1)

Assets under management (“AUM”) exclude certain non-discretionary relationships and assets managed by unconsolidated affiliates.  AUM previously reported for December 31, 2001 and prior dates have been reclassified to conform to December 31, 2002.  AUM reflect the reclassification of certain cash management and sub-advised variable annuity accounts from Institutional Investment Management to Retail and certain Private Client accounts to Retail and Institutional Investment Management.

(2)

Includes a transfer, primarily due to a product offering expansion in 2002, of approximately $4.0 billion to active equity and balanced – value and approximately $1.0 billion to active fixed income from active equity and balanced – growth.

The Operating Partnership’s revenues are largely dependent on the total value and composition of assets under management.

Assets under management at December 31, 2002 were $386.6 billion, a decrease of $65.6 billion or 14.5% from December 31, 2001 resulting from significant market depreciation due to global equity market declines and net asset outflows.  Retail assets under management at December 31, 2002 were $135.9 billion, a decrease of $35.6 billion or 20.8% from December 31, 2001. This decrease was due principally to market depreciation of $24.1 billion and net asset outflows of $12.0 billion. Institutional investment management assets under management at December 31, 2002 were $211.0 billion, a decrease of $30.5 billion or 12.6% from December 31, 2001. This decrease was due principally to market depreciation of $33.7 billion offset by net asset inflows of $3.7 billion. Private client assets under management at December 31, 2002 were $39.7 billion, an increase of $0.5 billion or 1.3% from December 31, 2001. This increase was due to net asset inflows of $4.0 billion partially offset by market depreciation of $3.5 billion.  Active equity and balanced account assets under management, which comprise approximately 53.6% of total assets under management at December 31, 2002, decreased by 24.5%. Active fixed income account assets under management which comprise 40.3% of total assets under management at December 31, 2002, increased by 7.2%.

Assets under management at December 31, 2001 were $452.2 billion, an increase of $2.2 billion or 0.5% from December 31, 2000, primarily resulting from net asset inflows and a new Australia joint venture relationship, offset by market depreciation.   Retail assets under management at December 31, 2001 were $171.5 billion, a decrease of $5.4 billion or 3.1% from December 31, 2000. This decrease was due principally to market depreciation of $20.8 billion, offset by net asset inflows of $9.2 billion and a new Australia joint venture company which added $5.4 billion.  Institutional investment management assets under management at December 31, 2001 were $241.5 billion, an increase of $4.1 billion or 1.7% from December 31, 2000. This increase was principally due to net asset inflows of $22.3 billion and the new Australia joint venture company which added $3.2 billion, offset by market depreciation of $20.6 billion. Private client assets under management at December 31, 2001 were $39.2 billion, an increase of $3.5 billion or 9.8% from December 31, 2000. This increase was due to net asset inflows of $2.5 billion and market appreciation of $1.0 billion.

CONSOLIDATED RESULTS OF OPERATIONS

(Dollars in millions, except per Unit amounts)	2002	2001		% Change	2001		2000	% Change
Revenues	$2,742.4	$2,992.9		(8.4)%	$2,992.9		$2,522.1	8.7%
Expenses	2,099.3	2,340.7		(10.3)	2,340.7		1,812.8	29.1
Income before income taxes	643.1	652.2		(1.4)	652.2		709.3	(8.1)
Income taxes	32.1	37.6		(14.6)	37.6		40.6	(7.4)
Net income	$611.0	$614.6		(0.6)	$614.6		$668.7	(8.1)
Diluted net income per unit	$2.39	$2.40		(0.4)	$2.40		$3.20	(25.0)

Net income as adjusted	$611.0	$764.6	(1)	(20.1)	$764.6	(1)	$708.3 (1)	7.9
Diluted net income per unit as adjusted	$2.39	$2.98	(1)	(19.8)	$2.98	(1)	$3.39 (1)	(12.1)

Net income	$611.0	$614.6		(0.6)	$614.6		$668.7	(8.1)
Amortization of goodwill and intangible assets	20.7	172.7		(88.0)	172.7		46.3	273.0
Non-recurring items, net	—	—		n/a	—		(0.8)	(100.0)
Net operating earnings(2)	$631.7	$787.3		(19.8)	$787.3		$714.2	10.2

Base fee earnings	$598.6	$741.0		(19.2)	$741.0		$677.5	9.4
Performance fee earnings	33.1	46.3		(28.5)	46.3		36.7	26.2
Net operating earnings(2)	$631.7	$787.3		(19.8)	$787.3		$714.2	10.2

Diluted net income per Unit	$2.39	$2.40		(0.4)	$2.40		$3.20	(25.0)
Amortization of goodwill and intangible assets per Unit	0.08	0.67		(88.1)	0.67		0.22	204.5
Non-recurring items, net per Unit	—	—		n/a	—		—	n/a
Net operating earnings per Unit	$2.47	$3.07		(19.5)	$3.07		$3.42	(10.2)

Base fee earnings per Unit	$2.34	$2.89		(19.0)	$2.89		$3.24	(10.8)
Performance fee earnings per Unit	0.13	0.18		(27.8)	0.18		0.18	—
Net operating earnings per Unit	$2.47	$3.07		(19.5)	$3.07		$3.42	(10.2)

Distributions per Unit	$2.44	$3.03		(19.5)%	$3.03		$3.40	(10.9)%
Pre-tax operating margin	23.5%	21.8%			21.8%		28.2%
Distribution and non-operating expense margin	5.7	11.9			11.9		10.6
Pre-tax operating earnings margin(3)(4)	29.2%	33.7%			33.7%		38.8%

(1)      Net income as adjusted excludes the effect of amortization of goodwill for the years ended December 31, 2001 and 2000 in accordance with SFAS 142.

(2)      Net operating earnings: Net income excluding non-recurring items and amortization of goodwill and intangible assets.

(3)      Income before income taxes (excluding non-recurring items and amortization of goodwill and intangible assets) as a percentage of revenues (excluding distribution revenues).

(4)      Revenues exclude interest income derived from AXA Financial’s purchase of 32,619,775 newly issued units on June 21, 2000.

Net income for 2002 decreased $3.6 million or 0.6% to $611.0 million from net income of $614.6 million for 2001. Diluted net income per Unit for 2002 decreased $0.01 or 0.4% to $2.39 from diluted net income per Unit of $2.40 for 2001. The decrease was principally due to a decrease in revenues, primarily investment advisory and service fees and distribution revenues, offset partially by a decrease in expenses, primarily amortization of goodwill resulting from the adoption of Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets” on January 1, 2002, and lower compensation and benefits and promotion and servicing expense. Absent the adoption of SFAS 142, the decrease in net income for 2002 would have amounted to $153.7 million, or 25.0%, and diluted net income per Unit for 2002 would have decreased $0.60 or 25.0%.

Net income for 2001 decreased $54.1 million or 8.1% to $614.6 million from net income of $668.7 million for 2000. Diluted net income per Unit for 2001 decreased $0.80 or 25.0% to $2.40 from diluted net income per Unit of $3.20 for 2000.  The decrease was due to higher operating expenses, principally employee compensation and benefits and general and administrative expenses, and amortization of goodwill and intangible assets from the Bernstein Acquisition, offset partially by an increase in investment advisory and service fees, resulting from higher average assets under management in 2001 and institutional research services due principally to the Bernstein Acquisition.

Net operating earnings for 2002 decreased $155.6 million or 19.8% from net operating earnings of $787.3 million for 2001. The decrease in net operating earnings was principally due to a decrease in revenues, primarily investment advisory and service fees and distribution revenues, partially offset by a net decrease in operating expenses, primarily lower compensation and benefits and promotion and servicing expense.

Net operating earnings for 2001 increased $73.1 million or 10.2% from net operating earnings of $714.2 million for 2000.  The increase in net operating earnings was principally due to an increase in revenues, primarily investment advisory and service fees attributable to the business acquired in the Bernstein Acquisition.  This revenue increase was partially offset by higher operating expenses, principally employee compensation and benefits and general and administrative expenses as expenses of the acquired Bernstein business were included for all of 2001 and for one quarter of 2000.

REVENUES(1)

(Dollars in millions)	2002	2001	% Change	2001	2000	%Change
Investment advisory and services fees:(2)
Retail	$795.2	$957.9	(17.0)%	$957.9	$1,036.4	(7.6%)
Institutional investment management	627.5	668.4	(6.1)	668.4	514.3	30.0
Private client	425.2	397.5	7.0	397.5	139.2	185.6
Subtotal	1,847.9	2,023.8	(8.7)	2,023.8	1,689.9	19.8
Distribution revenues	467.4	544.6	(14.2)	544.6	621.6	(12.4)
Institutional research services	294.9	265.8	10.9	265.8	56.3	372.1
Shareholder servicing fees	101.6	96.3	5.5	96.3	85.6	12.5
Other revenues, net	30.6	62.4	(51.0)	62.4	68.7	(9.2)
Total	$2,742.4	$2,992.9	(8.4)%	$2,992.9	$2,522.1	18.7%

(1)      Reflect revenues of the business of Bernstein from the date of the October 2, 2000 acquisition.  Revenues of the acquired Bernstein business were included for all of 2002 and 2001 and one quarter of 2000.

(2)      Certain amounts in the 2001 and 2000 presentation have been reclassified to conform to the 2002 presentation.

Investment Advisory and Services Fees

Investment advisory and services fees, the largest component of the Operating Partnership’s revenues, are generally calculated as a small percentage of the value of assets under management and vary with the type of account managed. Fee income is therefore affected by changes in the amount of assets under management, including market appreciation or depreciation, the addition of new client accounts or client contributions of additional assets to existing accounts, withdrawals of assets from and termination of client accounts, purchases and redemptions of mutual fund shares, and shifts of assets between accounts or products with different fee structures. Investment advisory and services fees include brokerage transaction charges of Sanford C. Bernstein & Co., LLC (“SCB LLC”), a wholly-owned subsidiary of the Operating Partnership, for substantially all private client transactions and certain institutional investment management client transactions. The Operating Partnership’s investment advisory and services fees decreased 8.7% in 2002, primarily due to market depreciation of assets under management and net asset outflows, and increased 19.8% in 2001 as the revenues of the acquired Bernstein business were included for all of 2001.

Certain investment advisory contracts provide for a performance fee, in addition to or in lieu of a base fee, that is calculated as either a percentage of absolute investment results or a percentage of investment results in excess of a stated benchmark over a specified period of time. Performance fees are recorded as revenue at the end of the measurement period and will generally be higher in favorable markets and lower in unfavorable markets, which may increase the volatility of the Operating Partnership’s revenues and earnings. Performance fees aggregated $54.1 million, $79.4 million, and $72.5 million in 2002, 2001 and 2000, respectively.  Lower performance fees in 2002 were primarily related to lower investment returns, caused by adverse equity and fixed income markets, earned by certain hedge funds investing in value stocks and certain growth investment advisory contracts, partially offset by higher performance fees in certain value investment advisory contracts.  Higher performance fees in 2001 were primarily the result of certain hedge funds investing in value stocks.

Retail investment advisory and services fees decreased by $162.7 million or 17.0% for 2002, primarily as a result of a 14.0% decrease in average assets under management and a $5.1 million decrease in performance fees.  Retail investment advisory and services fees decreased by $78.5 million or 7.6% for 2001, primarily as a result of a 1.5% decrease in average assets under management, offset by a $2.0 million increase in performance fees.

Institutional investment management investment advisory and services fees decreased by $40.9 million or 6.1% for 2002, due to a 5.2% decrease in average assets under management and a decrease in performance fees of $1.9 million. Institutional investment management investment advisory and services fees increased by $154.1 million or 30.0% for 2001, due to a 13.7% increase in average assets under management, as assets under management of the acquired Bernstein business were included for all of 2001 and for one quarter of 2000, and an increase in performance fees of $12.7 million.

Private client investment advisory and services fees increased $27.7 million or 7.0% for 2002, primarily as a result of a 6.4% increase in average assets under management partially offset by a $18.4 million decrease in performance fees.  Private client investment advisory and services fees increased by $258.3 million or 185.6% for 2001, primarily as a result of a 333.7% increase in average assets under management, with assets under management of the acquired Bernstein business included for all of 2001 and for one quarter of 2000, offset by a $7.8 million decrease in performance fees.

Distribution Revenues

The Operating Partnership’s subsidiary, Alliance Fund Distributors, Inc. (“AFD”), acts as distributor of the Alliance Mutual Funds and receives distribution plan fees from those funds in reimbursement of distribution expenses it incurs. Distribution revenues decreased 14.2% in 2002 principally due to lower average daily mutual fund assets under management attributable to market depreciation and net redemptions of Back-End Load Shares under the Operating Partnership’s mutual fund distribution system (the “System”), described under “Capital Resources and Liquidity”.  Distribution revenues decreased 12.4% in 2001 principally due to lower average daily mutual fund assets under management attributable to market depreciation and lower net sales of Back-End Load Shares.

Institutional Research Services

Institutional research services revenue consists principally of brokerage transaction charges related to services provided to institutional investors by SCB LLC, in New York, and Sanford C. Bernstein Limited (“SCBL”), a wholly-owned subsidiary of the Operating Partnership, in London.  Brokerage transaction charges earned and related expenses are recorded on a trade date basis.  Revenues from institutional research services increased $29.1 million to $294.9 million for 2002 from $265.8 million for 2001, due to higher market share of New York Stock Exchange volumes, expanded research and broader trading capabilities.  Revenues from institutional research services were $265.8 million for 2001 and $56.3 million for 2000 as revenues of the acquired Bernstein business were included for all of 2001 and for one quarter of 2000.

Shareholder Servicing Fees

The Operating Partnership’s wholly-owned subsidiaries, Alliance Global Investor Services, Inc. and ACM Global Investor Services S.A., provide transfer agency services to the Alliance Mutual Funds.  Shareholder servicing fees increased 5.5% and 12.5% in 2002 and 2001, respectively. The number of shareholder accounts serviced were approximately 7.4 million as of December 31, 2002, compared to approximately 7.5 million and 6.6 million as of December 31, 2001 and 2000, respectively.

Other Revenues, Net

Other revenues, net consist principally of fees earned for administration and recordkeeping services provided to the Alliance Mutual Funds and the General Accounts of The Equitable Life Assurance Society of the United States (“ELAS”), a wholly-owned subsidiary of AXA Financial, and its insurance subsidiary.  Investment income and changes in market value of investments are also included. Subsequent to the Bernstein Acquisition, other revenues, net also includes net interest income earned on securities loaned to and borrowed from brokers and dealers. Other revenues, net decreased for 2002 from 2001, principally due to investments in Alliance Mutual Funds which experienced market value declines from lower equity markets and lower net interest income due to lower interest rates.  Other revenues, net decreased for 2001 from 2000 principally as a result of $29.8 million of interest earned during 2000 on the proceeds from AXA Financial’s purchase of 32,619,775 newly issued Alliance Capital Units on June 21, 2000 to finance the cash portion of the Bernstein Acquisition, offset partially by an increase in net interest income earned for full year 2001.

EXPENSES(1)

(Dollars in millions)	2002	2001	% Change	2001	2000	% Change
Employee compensation and benefits	$907.1	$930.7	(2.5)%	$930.7	$669.2	39.1%
Promotion and servicing	815.1	893.4	(8.8)	893.4	844.4	5.8
General and administrative	329.1	312.0	5.5	312.0	226.7	37.6
Interest	27.4	32.0	(14.4)	32.0	26.9	(19.0)
Amortization of goodwill and intangible assets	20.7	172.6	(88.0)	172.6	46.3	272.8
Non-recurring items, net	—	—	n/a	—	(0.8)	(100.0)
Total	$2,099.3	$2,340.7	(10.3)%	$2,340.7	$1,812.7	29.1%

(1)      Reflect expenses of the business of Bernstein from the date of the October 2, 2000 acquisition.  Expenses of the acquired Bernstein business were included for all of 2002 and 2001 and for one quarter of 2000.

Employee Compensation and Benefits

In connection with the Bernstein Acquisition, all employees of Bernstein became employees of the Operating Partnership effective October 2, 2000.  The Operating Partnership had 4,172 employees at December 31, 2002 compared to 4,542 in 2001 and 4,438 in 2000.  Employee compensation and benefits, which represent approximately 43.2% of total expenses in 2002, include salaries, commissions, fringe benefits and cash and deferred incentive compensation based on profitability.   Provisions for future payments to be made under certain deferred compensation arrangements are also included.

Employee compensation and benefits decreased 2.5% in 2002, primarily as a result of lower base compensation and fringes and other compensation.  Base compensation and fringes and other compensation decreased in 2002 due to reduced headcount and expense control initiatives.  Incentive compensation in 2002 was unchanged from 2001 due to lower operating earnings offset by higher deferred compensation primarily attributable to a deferred compensation plan entered into in connection with the Bernstein Acquisition.  Commission expense remained flat due to the payment of 2002 compensation for certain sales management professionals on a discretionary basis from the incentive compensation pool instead of commissions paid in 2001.

Employee compensation and benefits increased 39.1% in 2001, primarily as a result of higher base compensation and commissions and incentive compensation due to increased operating earnings.  Base compensation increased in 2001 principally from the Bernstein Acquisition as expenses of the acquired Bernstein business were included for all of 2001 and for one quarter of 2000 and increased headcount in support of growth in Alliance’s private client, institutional research services and mutual fund distribution capabilities combined with salary increases.  Commissions increased in 2001 primarily due to the full year impact of the Bernstein Acquisition and to higher new account wins and cash flow in institutional investment management and private client distribution channels in 2001. Incentive compensation increased in 2001 due to higher operating earnings of $73.1 million, higher incentive compensation resulting from higher performance fees and the full year impact of a new deferred compensation plan adopted in connection with the Bernstein Acquisition.

Promotion and Servicing

Promotion and servicing expenses, which represent approximately 38.8% of total expenses in 2002, include distribution plan payments to financial intermediaries for distribution of sponsored mutual funds and cash management services’ products and amortization of deferred sales commissions paid to financial intermediaries for the sale of Back-End Load Shares under the System. See “Capital Resources and Liquidity” and “Note 14. Commitments and Contingencies” of the consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K. Also included in this expense category are travel and entertainment, advertising, promotional materials, and investment meetings and seminars for financial intermediaries that distribute the Operating Partnership’s mutual fund products.

Promotion and servicing expenses decreased 8.8% and increased 5.8% in 2002 and 2001, respectively.  The decrease in 2002 was primarily due to lower distribution plan payments from lower average mutual fund assets under management and to decreases in travel and entertainment and printing costs. The increase in 2001 was due primarily to higher floor brokerage expenses from the Bernstein Acquisition, as expenses of the acquired Bernstein business were included for all of 2001 and for one quarter of 2000, and an increase in amortization of deferred sales commissions of $11.1 million as a result of sales of Back-End Load Shares.  Other promotion and servicing expenses increased for 2001 primarily as a result of higher travel and entertainment costs due to the full year impact of the Bernstein Acquisition.

General and Administrative

General and administrative expenses, which represent approximately 15.7% of total expenses in 2002, are costs related to operations, including technology, professional fees, occupancy, communications, equipment and similar expenses. General and administrative expenses increased 5.5% and 37.6% in 2002 and 2001, respectively.   The increase in 2002 was due principally to higher occupancy costs, including a one-time $4.4 million charge during the third quarter of 2002 resulting from the sub-leasing of certain excess office space, and higher legal fees for litigation. The increase in 2001 was due principally to increased occupancy and other costs related to the Bernstein Acquisition and higher technology expenses incurred in connection with certain mutual fund and portfolio management technology initiatives.

Interest

Interest expense is incurred on the Operating Partnership’s borrowings. Interest expense for 2002 decreased primarily as a result of lower borrowings under the commercial paper and Extendible Commercial Notes (“ECN”) programs.  Interest expense increased for 2001 primarily as a result of an increase in debt.

Amortization of Goodwill and Intangible Assets

Amortization of goodwill and intangible assets is attributable to the goodwill and intangible assets recorded in connection with the acquisitions made by the Operating Partnership, including the Bernstein Acquisition and the acquisition of ACMC, Inc., the predecessor of both Alliance Holding and the Operating Partnership, by ELAS during 1985. Amortization of goodwill and intangible assets decreased in 2002 primarily due to the adoption of SFAS 142 on January 1, 2002, which required the Operating Partnership to cease amortizing goodwill. Amortization of goodwill and intangibles increased for 2001 principally due to the Bernstein Acquisition.

The Operating Partnership’s Consolidated Statement of Financial Condition as of December 31, 2002 includes net goodwill, the excess of the purchase price over the fair value of identifiable assets of acquired companies, of $2.9 billion and intangible assets, the costs assigned to investment management contracts of businesses acquired, of $367 million.  As a result of the adoption of SFAS 142, net goodwill is tested for impairment annually.  Intangible assets are amortized on a straight-line basis over estimated useful lives of twenty years and tested for impairment periodically.

Significant assumptions are required in performing goodwill and intangible assets impairment tests.  For goodwill, such tests include determining whether the Operating Partnership’s estimated fair value exceeds its book value. There are several methods of estimating the reporting unit’s fair values, which includes valuation techniques such as market quotations and expected discounted cash flows.  In developing estimated fair value using a discounted cash flow valuation technique, business growth rate assumptions are applied over the estimated life of the goodwill asset and the resulting expected cash flows are discounted to arrive at a present value amount that approximates fair value.   For intangible assets, such tests include determining whether expected undiscounted future cash flows exceed its book value.  Market growth, asset attrition and fee rates as well as expense assumptions are applied over the estimated useful life of the intangible assets.  As of December 31, 2002, the goodwill and intangible assets impairment tests did not indicate that these assets were impaired.  However, future tests may be based upon different assumptions which may or may not result in an impairment of these assets.

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

Income tax expense of $32.2 million in 2002 decreased by $5.4 million from 2001 primarily as a result of lower pre-tax income and a lower effective income tax rate due to lower state and local taxes. Income tax expense of $37.6 million in 2001 decreased by $3.0 million from 2000 primarily as a result of lower pre-tax income.

CAPITAL RESOURCES AND LIQUIDITY

Partners’ capital of the Operating Partnership was $3,963.5 million at December 31, 2002, a decrease of $24.7 million or 0.6% from partners’ capital of $3,988.2 million at December 31, 2001. The decrease is primarily due to cash distributions in respect of the Operating Partnership’s Available Cash Flow (as defined in the Alliance Capital Partnership Agreement) in excess of net income. Partners’ capital of the Operating Partnership was $3,988.2 million at December 31, 2001, a decrease of $145.5 million or 3.5% from partners’ capital of $4,133.7 million at December 31, 2000. The decrease is primarily due to cash distributions in respect of the Operating Partnership’s Available Cash Flow in excess of net income. On October 2, 2000, the Operating Partnership completed the Bernstein Acquisition for $1,475.4 million in cash and 40.8 million newly issued Operating Partnership Units. On June 21, 2000, AXA Financial purchased from the Operating Partnership 32,619,775 newly issued Operating Partnership Units for $1.6 billion and the Operating Partnership used the proceeds primarily to finance the cash portion of the Bernstein Acquisition.

Cash flow from operations, proceeds from borrowings and proceeds from the issuance of Operating Partnership Units to AXA Financial and its subsidiaries have been the Operating Partnership’s and, prior to the Reorganization, Alliance Holding’s principal sources of working capital.

The Operating Partnership’s cash and cash equivalents decreased by $60.1 million in 2002. Cash inflows included $891.9 million from operations and $22.1 million of proceeds from employee options exercised for Alliance Holding Units. Cash outflows included $654.2 million in distributions to its General Partner and Alliance Capital Unitholders, net repayments of debt of $203.0 million, net proceeds from the sale of investments of $4.9 million, capital expenditures of $53.5 million and the purchase of Alliance Holding Units by subsidiaries of the Operating Partnership for deferred compensation plans of $73.1 million.

The Operating Partnership’s mutual fund distribution system includes a multi-class share structure. The System permits the Operating Partnership’s open-end mutual funds to offer investors various options for the purchase of mutual fund shares, including the purchase of Front-End Load Shares and Back-End Load Shares. The Front-End Load Shares are subject to a conventional front-end sales charge paid by investors to AFD at the time of sale.  AFD in turn pays sales commissions to the financial intermediaries distributing the funds from the front-end sales charge paid by investors.  For Back-End Load Shares, investors do not pay a front-end sales charge although, if there are redemptions before the expiration of the minimum holding period (which ranges from one year to four years), investors pay a contingent deferred sales charge (“CDSC”) to AFD.  While AFD is obligated to pay sales commissions to the financial intermediaries at the time of the purchase of Back-End Load Shares, it receives higher ongoing distribution fees from the funds.  Deferred sales commissions are expected to be recovered over periods not exceeding five and one-half years. Payments of sales commissions made to financial intermediaries in connection with the sale of Back-End Load Shares under the System, net of CDSC received, totaled approximately $81.6 million and $163.3 million during 2002 and 2001, respectively.

In September 2002 the Operating Partnership entered into an $800 million five-year revolving credit facility with a group of commercial banks and other lenders, which replaced three previously existing credit facilities aggregating  $875 million. Of the $800 million total, $425 million is intended to provide back-up liquidity for the operating Partnership’s commercial paper program, with the balance available for general purposes of the Operating Partnership, including capital expenditures funding the payment of deferred sales commissions to financial intermediaries under the System.  Under this revolving credit facility, the interest rate, at the option of the Operating Partnership, is a floating rate generally based upon a defined prime rate, a rate related to the London Interbank Offered Rate (LIBOR) or the Federal Funds rate.  The credit facility also provides for a facility fee payable on the total facility.  In addition, a utilization rate fee is payable in the event the average aggregate daily outstanding balance exceeds $400 million for each calendar quarter.  The revolving credit facility contains covenants which, among other things, require the Operating Partnership to meet certain financial ratios. The Operating Partnership was in compliance with the covenants at December 31, 2002.

At December 31, 2002, the Operating Partnership maintained a $100 million ECN program as a supplement to its $425 million commercial paper program.  ECNs are short-term uncommitted debt instruments that do not require back-up liquidity support.

In August 2001, the Operating Partnership issued $400 million 5.625% Notes (“Senior Notes”) in a public offering.  The Operating Partnership may issue up to $600 million in senior debt securities. The Senior Notes mature in 2006 and are redeemable at any time. The proceeds from the Senior Notes were used to reduce commercial paper and credit facility borrowings and for other general partnership purposes.

In February 2002, the Operating Partnership signed a $125 million agreement with a group of commercial banks and other lenders.  Under the agreement, the Operating Partnership guarantees various obligations of SCBL incurred in the ordinary course of its business in the event SCBL is unable to meet those obligations.  At December 31, 2002, the Operating Partnership was not required to perform under the agreement and had no liability outstanding in connection with the agreement.

The Operating Partnership’s total available debt, amounts outstanding, and weighted average interest rates at December 31, 2002 and 2001 were as follows:

	December 31,
	2002				2001
(Dollars in millions)	Total Available		Amount Outstanding	Interest Rate	Total Available	Amount Outstanding	Interest Rate
Senior Notes	$600.0		$398.4	5.9%	$600.0	$398.0	5.9%
Commercial paper	425.0		22.0	1.3	425.0	198.2	1.9
Revolving credit facility	375.0	(1)	—	—	450.0	—	—
Extendible Commercial Notes	100.0		—	—	100.0	24.9	1.9
Other	n/a		6.5	3.4	n/a	6.5	4.5
Total	$1,500.0		$426.9	5.6%	$1,575.0	$627.6	4.4%

(1)      $425 million of this $800 million facility is intended to provide back-up liquidity for the commercial paper program and is excluded from the total available.

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

See “Note 14. Commitments and Contingencies” of the consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K for a discussion of the Operating Partnership’s mutual fund distribution system and related deferred sales commission asset and of certain legal proceedings to which the Operating Partnership is a party.

NEW ACCOUNTING PRONOUNCEMENTS

Alliance Capital adopted in 2002 the fair value method of recording compensation expense, on a prospective basis and using a straight-line amortization policy, relating to compensatory option awards of Alliance Holding Units as permitted by Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation”, as amended by Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation — Transition and Disclosure”.  This accounting change was applied to all options granted after December 31, 2001, and resulted in approximately $0.3 million of compensation expense for the year ended December 31, 2002.  This accounting change is not expected to have a material impact on net income, net operating earnings, liquidity or capital resources of Alliance Capital for the year ending December 31, 2003.

The Operating Partnership adopted SFAS 142 and Statement of Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets”, in 2002.  See “Note 24. Accounting Pronouncements” of the consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K for a discussion of the effects of these statements on the Operating Partnership’s results of operations, liquidity or capital resources.

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities”.  SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002.  Although the analysis of SFAS 146 has not yet been completed, management does not believe the application of SFAS 146 will have a material effect on the Operating Partnership’s results of operations, liquidity or capital resources.

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities”.  FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, for certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  Although the analysis of FIN 46 has not yet been completed, management does not believe the application of FIN 46 will have a material effect on the Operating Partnership’s results of operations, liquidity or capital resources.

CASH DISTRIBUTIONS

The Operating Partnership is required to distribute all of its Available Cash Flow (as defined in the Alliance Capital Partnership Agreement) to the General Partner and Alliance Capital Unitholders. The Available Cash Flow of the Operating Partnership for 2002, 2001 and 2000 was as follows:

CASH DISTRIBUTIONS

(Dollars in thousands, except per Unit amounts)	2002	2001	2000
Available Cash Flow	$615,603	$759,087	$689,516
Distributions per Unit	$2.44	$3.03	$3.40

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

MARKET RISK, RISK MANAGEMENT AND DERIVATIVE FINANCIAL INSTRUMENTS

The Operating Partnership’s investments consist of investments, trading and available-for-sale, and other investments. Investments, trading and available-for-sale, include United States Treasury Bills, equity and fixed income mutual funds and money market investments.  The carrying value of the money market investments approximates fair value. Trading investments are purchased for short-term investments.  Although investments, available-for-sale, are purchased for long-term investment, the portfolio strategy considers them available-for-sale from time to time due to changes in market interest rates, equity prices and other relevant factors.  Other investments include investments in hedge funds sponsored by the Operating Partnership.

TRADING AND NON TRADING MARKET RISK SENSITIVE INSTRUMENTS

INVESTMENTS WITH INTEREST RATE RISK – FAIR VALUE

The table below provides the Operating Partnership’s potential exposure, measured in terms of fair value, to an immediate 100 basis point increase in interest rates from the levels prevailing at December 31, 2002 and 2001. A 100 basis point fluctuation in interest rates is a hypothetical rate scenario used to calibrate potential risk and does not represent management’s view of future market changes.  While these fair value measurements provide a representation of interest rate sensitivity of fixed income mutual funds and fixed income hedge funds, they are based on the Operating Partnership’s exposures at a particular point in time and may not be representative of future market results.  These exposures will change as a result of ongoing changes in investments in response to management’s assessment of changing market conditions and available investment opportunities (in thousands):

	At December 31,
	2002	Effect of +100 Basis Point Change	2001	Effect of +100 Basis Point Change
Fixed Income Investments:
Trading	$24,060	$(306)	$—	$—
Non trading	4,401	(56)	21,076	(959)

INVESTMENTS WITH EQUITY PRICE RISK – FAIR VALUE

The Operating Partnership’s investments also include investments in equity mutual funds and equity hedge funds. The following table provides the Operating Partnership’s potential exposure from those investments, measured in terms of fair value, to an immediate 10% drop in equity prices from those prevailing at December 31, 2002 and 2001.  A 10% decrease in equity prices is a hypothetical scenario used to calibrate potential risk and does not represent management’s view of future market changes.  While these fair value measurements provide a representation of equity price sensitivity of equity mutual funds and equity hedge funds, they are based on the Operating Partnership’s exposures at a particular point in time and may not be representative of future market results. These exposures will change as a result of ongoing portfolio activities in response to management’s assessment of changing market conditions and available investment opportunities (in thousands):

	At December 31,
	2002	Effect of -10% Equity Price Change	2001	Effect of -10% Equity Price Change
Equity Investments:
Trading	$15,609	$(1,561)	$—	$—
Non trading	48,319	(4,832)	47,704	(4,770)

DEBT-FAIR VALUE

At year end 2002 and 2001, the aggregate fair value of long-term debt issued by the Operating Partnership was $422.3 million and $402.7 million, respectively. The table below provides the potential fair value exposure to an immediate 100 basis point decrease in interest rates from those prevailing at year end 2002 and 2001 (in thousands):

	At December 31,
	2002	Effect of -100 Basis Point Change	2001	Effect of -100 Basis Point Change
Long-term debt - Non trading	$422,340	$28,947	$402,728	$18,566

DERIVATIVE FINANCIAL INSTRUMENTS

The Operating Partnership utilized an interest rate cap to reduce its exposure to interest rate risk by effectively placing a ceiling or “cap” on interest payable on up to $100 million of its outstanding debt.  The interest rate cap expired in December 2001.

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

Item 8.     Financial Statements and Supplementary Data

ALLIANCE CAPITAL MANAGEMENT L.P.
AND SUBSIDIARIES

Consolidated Statements of Financial Condition

(in thousands)

	December 31,
	2002	2001
ASSETS

Cash and cash equivalents	$159,991	$220,127
Cash and securities segregated, at market (cost $1,174,215 and $1,414,446)	1,174,323	1,415,158

Receivables:
Brokers and dealers	957,318	1,441,604
Brokerage clients	218,783	156,945
Fees	274,225	356,033
Investments	312,685	281,718
Furniture, equipment and leasehold improvements, net	249,688	243,988
Goodwill, net	2,876,657	2,876,657
Intangible assets, net	367,425	388,125
Deferred sales commissions, net	500,890	648,244
Other investments	29,233	52,651
Other assets	96,752	94,143
Total assets	$7,217,970	$8,175,393

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:
Payables:
Brokers and dealers	$588,524	$995,627
Brokerage clients	1,578,677	1,822,735
Alliance Mutual Funds	119,910	211,621
Accounts payable and accrued expenses	234,133	194,538
Accrued compensation and benefits	298,485	328,077
Debt	426,907	627,609
Minority interests in consolidated subsidiaries	7,883	7,026
Total liabilities	3,254,519	4,187,233

Commitments and contingencies (See Note 14)

Partners’ capital:
General Partner	41,335	41,553
Limited partners: 250,140,293 and 248,688,640 Units issued and outstanding	4,082,433	4,101,765
	4,123,768	4,143,318
Less: Capital contributions receivable from General Partner.	35,137	33,927
Deferred compensation expense	129,045	116,384
Accumulated other comprehensive income	(3,865)	4,847
Total partners’ capital	3,963,451	3,988,160
Total liabilities and partners’ capital	$7,217,970	$8,175,393

See Accompanying Notes to Consolidated Financial Statements.

ALLIANCE CAPITAL MANAGEMENT L.P.
AND SUBSIDIARIES

Consolidated Statements of Income

For the Years Ended December 31,

(in thousands, except per Unit amounts)

	2002	2001	2000
Revenues:
Investment advisory and services fees	$1,847,876	$2,023,766	$1,689,817
Distribution revenues	467,463	544,605	621,622
Institutional research services	294,910	265,815	56,289
Shareholder servicing fees	101,569	96,324	85,645
Other revenues, net	30,604	62,388	68,726
	2,742,422	2,992,898	2,522,099

Expenses:
Employee compensation and benefits	907,075	930,672	669,234
Promotion and servicing:
Distribution plan payments	392,780	429,056	421,284
Amortization of deferred sales commissions	228,968	230,793	219,664
Other	193,322	233,555	203,495
General and administrative	329,059	311,958	226,710
Interest	27,385	32,051	26,894
Amortization of goodwill and intangible assets	20,700	172,638	46,252
Non-recurring items, net	—	—	(779)
	2,099,289	2,340,723	1,812,754

Income before income taxes	643,133	652,175	709,345

Income taxes	32,155	37,550	40,596

Net income	$610,978	$614,625	$668,749

Net income per Unit:
Basic	$2.42	$2.45	$3.31
Diluted	$2.39	$2.40	$3.20

See Accompanying Notes to Consolidated Financial Statements.

ALLIANCE CAPITAL MANAGEMENT L.P.
AND SUBSIDIARIES

Consolidated Statements of Changes in Partners’ Capital and Comprehensive Income

For the Years Ended December 31,

(in thousands, except per Unit amounts)

	General Partner’s Capital	Limited Partners’ Capital	Capital Contributions Receivable	Deferred Compensation Expense	Accumulated Other Comprehensive Income	Total Partners’ Capital
Balance at December 31, 1999	$5,812	$575,385	$(31,154)	$—	$2,624	$552,667

Comprehensive Income:
Net income	6,687	662,062	—	—	—	668,749
Other comprehensive income:
Unrealized loss on investments, net	—	—	—	—	(2,131)	(2,131)
Foreign currency translation adjustment, net	—	—	—	—	(2,336)	(2,336)
Comprehensive Income	6,687	662,062	—	—	(4,467)	664,282
Cash distributions to General Partner and Alliance Capital Unitholders ($3.45 per Alliance Capital Unit)	(6,332)	(626,831)	—	—	—	(633,163)
Capital contributions from General Partner	—	—	658	—	—	658
Purchase of Alliance Holding Units to fund deferred compensation plans	—	(2,002)	—	(144,624)	—	(146,626)
Amortization of deferred compensation expense	—	—	—	14,247	—	14,247
Proceeds from issuance of Alliance Capital Units to ELAS and AXA Financial	16,295	1,613,230	—	—	—	1,629,525
Issuance of Alliance Capital Units for Bernstein Acquisition	20,604	2,039,796	—	—	—	2,060,400
Purchase of Alliance Capital Units from Alliance Holding	(280)	(27,762)	—	—	—	(28,042)
Compensation plan accrual	22	2,150	(2,172)	—	—	—
Proceeds from options for Alliance Holding Units exercised and associated tax benefit	197	19,532	—	—	—	19,729
Balance at December 31, 2000	43,005	4,255,560	(32,668)	(130,377)	(1,843)	4,133,677

Comprehensive Income:
Net income	6,146	608,479	—	—	—	614,625
Other comprehensive income:
Unrealized loss on investments, net	—	—	—	—	(1,512)	(1,512)
Foreign currency translation adjustment, net	—	—	—	—	(1,492)	(1,492)
Comprehensive Income	6,146	608,479	—	—	(3,004)	611,621
Cash distributions to General Partner and Alliance Capital Unitholders ($3.14 per Alliance Capital Unit)	(7,860)	(777,670)	—	—	—	(785,530)
Capital contributions from General Partner	—	—	745	—	—	745
Purchase of Alliance Holding Units to fund deferred compensation plans	—	(10,458)	—	(12,464)	—	(22,922)
Amortization of deferred compensation expense	—	—	—	26,457	—	26,457
Compensation plan accrual	20	1,984	(2,004)	—	—	—
Proceeds from options for Alliance Holding Units exercised and associated tax benefit	242	23,870	—	—	—	24,112
Balance at December 31, 2001	41,553	4,101,765	(33,927)	(116,384)	(4,847)	3,988,160
Comprehensive Income:
Net income	6,110	604,868	—	—	—	610,978
Other comprehensive income:
Unrealized loss on investments, net	—	—	—	—	(97)	(97)
Foreign currency translation adjustment, net	—	—	—	—	8,809	8,809
Comprehensive Income	6,110	604,868	—	—	8,712	619,690
Cash distributions to General Partner and Alliance Capital Unitholders ($2.60 per Alliance Capital Unit)	(6,572)	(647,653)	—	—	—	(654,225)
Capital contributions from General Partner	—	—	1,057	—	—	1,057
Purchase of Alliance Holding Units to fund deferred compensation plans	—	(910)	—	(72,171)	—	(73,081)
Unit options expense	—	283	—	—	—	283
Amortization of deferred compensation expense	—	—	—	59,510	—	59,510
Compensation plan accrual	23	2,244	(2,267)	—	—	—
Proceeds from options for Alliance Holding Units exercised and associated tax benefit	221	21,836	—	—	—	22,057
Balance at December 31, 2002	$41,335	$4,082,433	$(35,137)	$(129,045)	$3,865	$3,963,451

See Accompanying Notes to Consolidated Financial Statements.

ALLIANCE CAPITAL MANAGEMENT L.P.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Years Ended December 31,

(in thousands)

	2002	2001	2000
Cash flows from operating activities:
Net income	$610,978	$614,625	$668,749
Adjustments to reconcile net income to net cash provided from operating activities:
Amortization and depreciation	298,281	446,119	301,618
Non-recurring items, net	—	—	34,634
Other, net	105,305	67,686	64,603
Changes in assets and liabilities:
(Increase) decrease in segregated cash and securities	240,835	(108,824)	(620,716)
(Increase) decrease in receivable from brokers and dealers	484,544	(124,903)	95,193
(Increase) decrease in receivable from brokerage clients	(60,544)	31,000	(56,984)
(Increase) decrease in fees receivable	83,184	44,881	(28,868)
(Increase) in deferred sales commissions	(81,597)	(163,349)	(330,633)
(Increase) decrease in trading and other investments	(10,098)	(775)	3,611
(Increase) decrease in other assets	(8,048)	7,154	(17,478)
Increase (decrease) in payable to Alliance Mutual Funds	(91,834)	(67,572)	24,987
Increase (decrease) in payable to brokers and dealers	(407,926)	113,244	(15,836)
Increase (decrease) in payable to brokerage clients	(243,988)	185,866	463,159
Increase (decrease) in accounts payable and accrued expenses	34,235	(39,134)	54,499
Increase (decrease) in accrued compensation and benefits, less deferred compensation	(61,462)	(9,184)	41,864
Net cash provided from operating activities	891,865	996,834	682,402

Cash flows from investing activities:
Purchase of investments	(1,629,965)	(2,976,827)	(4,387,839)
Proceeds from sale of investments	1,634,896	3,033,589	4,184,128
Purchase of business, net	—	(5,422)	(1,475,400)
Additions to furniture, equipment and leasehold improvements, net	(53,548)	(87,000)	(75,796)
Net cash (used in) investing activities	(48,617)	(35,660)	(1,754,907)

Cash flows from financing activities:
Proceeds from issuance of debt	13,527,359	18,723,030	6,511,357
Repayment of debt	(13,730,332)	(18,896,141)	(6,142,982)
Cash distributions to General Partner and Alliance Capital Unitholders	(654,225)	(785,530)	(633,163)
Proceeds from issuance of Alliance Capital Units to ELAS and AXA Financial	—	—	1,629,525
Purchase of Alliance Capital Units from Alliance Holding	—	—	(28,042)
Capital contributions from General Partner	1,057	745	658
Proceeds from options for Alliance Holding Units exercised and associated tax benefit	22,057	24,112	19,729
Purchase of Alliance Holding Units to fund deferred compensation plans	(73,081)	(22,922)	(146,626)
Net cash provided from (used in) financing activities	(907,165)	(956,706)	1,210,456

Effect of exchange rate changes on cash and cash equivalents	3,781	(592)	(1,885)

Net (decrease) increase in cash and cash equivalents	(60,136)	3,876	136,066
Cash and cash equivalents at beginning of the period	220,127	216,251	80,185
Cash and cash equivalents at end of the period	$159,991	$220,127	$216,251

See Accompanying Notes to Consolidated Financial Statements.

ALLIANCE CAPITAL MANAGEMENT L.P.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.      Reorganization and Bernstein Acquisition

Effective October 29, 1999, Alliance Capital Management Holding L.P., formerly known as Alliance Capital Management L.P. (“Alliance Holding”), reorganized by transferring its business to Alliance Capital Management L.P., a newly formed private partnership (“Alliance Capital” or the “Operating Partnership”), in exchange for all of the Units of Alliance Capital (the “Reorganization”). As part of the Reorganization, Alliance Holding offered each Alliance Holding Unitholder the opportunity to exchange Alliance Holding Units for Alliance Capital Units on a one-for-one basis. The Operating Partnership recorded the transferred assets and assumption of liabilities at the amounts reflected in Alliance Holding’s books and records on the date of transfer. Since the Reorganization, the Operating Partnership has conducted the diversified investment management services business formerly conducted by Alliance Holding, and Alliance Holding’s business has consisted of holding Alliance Capital Units and engaging in related activities. Alliance Capital Management Corporation (“ACMC”), an indirect wholly-owned subsidiary of AXA Financial, Inc. (“AXA Financial”), is the general partner of both Alliance Holding and the Operating Partnership. AXA Financial is an indirect wholly-owned subsidiary of AXA, which is a holding company for an international group of insurance and related financial services companies. Alliance Capital is a registered investment adviser under the Investment Advisers Act of 1940. Alliance Holding Units are publicly traded on the New York Stock Exchange (“NYSE”). Alliance Capital Units do not trade publicly and are subject to significant restrictions on transfer.

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

On November 25, 2002, SCB Partners Inc. sold to ECMC, LLC, a subsidiary of AXA Financial, 8.16 million Alliance Capital Units pursuant to an agreement entered into in connection with the Bernstein Acquisition.

At December 31, 2002, Alliance Holding owned approximately 76.7 million, or 30.7%, of the issued and outstanding Alliance Capital Units. ACMC owns 100,000 general partnership Units in Alliance Holding and a 1% general partnership interest in the Operating Partnership. At December 31, 2002, AXA Financial was the beneficial owner of approximately 1.9% of the outstanding Alliance Holding Units and approximately 54.7% of the outstanding Alliance Capital Units which, including the general partnership interests in the Operating Partnership and Alliance Holding, represents an economic interest of approximately 55.7% in the Operating Partnership.  At December 31, 2002, SCB Partners Inc., a wholly-owned subsidiary of SCB Inc., was the beneficial owner of approximately 13.0% of the outstanding Alliance Capital Units.

2.      Business Description

The Operating Partnership provides diversified investment management and related services globally to a broad range of clients including (a) institutional investors, consisting of unaffiliated entities such as corporate and public employee pension funds, endowment funds, domestic and foreign institutions and governments and affiliates such as AXA and its insurance company subsidiaries, by means of separate accounts, sub-advisory relationships resulting from the efforts of the institutional marketing department, structured products, group trusts, mutual funds, and investment vehicles sold exclusively to institutional investors and high net-worth individuals, (b) private clients, consisting of high net-worth individuals, trusts and estates, charitable foundations, partnerships, private and family corporations and other entities, by means of separate accounts, hedge funds and certain other vehicles, (c) individual investors by means of retail mutual funds sponsored by the Operating Partnership, its subsidiaries and affiliated joint venture companies including cash management products such as money market funds and deposit accounts and sub-advisory relationships in respect of mutual funds sponsored by third parties resulting from the efforts of the mutual fund marketing department (“Alliance Mutual Funds”) and managed account products, and (d) institutional investors desiring institutional research services by means of in-depth research, portfolio strategy, trading and brokerage-related services.  The Operating Partnership and its subsidiaries provide investment management, distribution and shareholder and administrative services to the Alliance Mutual Funds.

3.      Summary of Significant Accounting Policies

Basis of Presentation

The Operating Partnership’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the financial statements requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

The consolidated financial statements’ dollar and per Unit amounts and disclosures reflect the operations of Alliance Holding prior to the Reorganization effective October 29, 1999 and Alliance Capital thereafter. All information prior to the Reorganization is that of Alliance Holding.

Principles of Consolidation

The consolidated financial statements include the Operating Partnership, its majority-owned and/or controlled subsidiaries and certain Alliance Mutual Funds in which the Operating Partnership’s ownership interest exceeds 50%. The equity method of accounting is used for unconsolidated subsidiaries and certain Alliance Mutual Funds during their incubation periods in which the Operating Partnership’s ownership interests range from 20 to 50 percent and the Operating Partnership exercises significant influence over operating and financial policies. All significant intercompany transactions and balances among the consolidated entities have been eliminated.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, demand deposits and highly liquid investments with maturities of three months or less. Due to the short-term nature of these investments, the recorded value approximates fair value.

Investments

Investments, principally investments in United States Treasury Bills, unconsolidated Alliance Mutual Funds and securities held by consolidated Alliance Mutual Funds, are classified as either trading or available-for-sale securities.  The trading investments are stated at fair value with unrealized gains and losses reported in net income.  Available-for-sale investments are stated at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income in partners’ capital. Realized gains and losses on the sale of investments are included in income currently and are determined using the specific-identification method.

Furniture, Equipment and Leasehold Improvements, Net

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

Goodwill, Net

Goodwill represents the excess of the purchase price over the fair value of identifiable assets of acquired companies. Prior to 2002, goodwill was amortized over estimated useful lives ranging from twenty to forty years. The Operating Partnership adopted Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets”, on January 1, 2002. Under SFAS No. 142, goodwill is no longer amortized but is tested annually for impairment. Possible goodwill impairment is indicated if the net recorded value of the Operating Partnership’s assets and liabilities exceeds estimated fair value, which would then require the measurement of the Operating Partnership’s assets and liabilities as if the Operating Partnership had been acquired. This measurement may or may not result in goodwill impairment. Any goodwill deemed impaired is reduced to estimated fair value with a corresponding charge to expense.

Intangible Assets, Net and Deferred Sales Commissions, Net

Intangible assets consist of costs assigned to investment management contracts of businesses acquired. These costs are being amortized on a straight-line basis over estimated useful lives of twenty years.

Sales commissions paid to financial intermediaries in connection with the sale of shares of open-end Alliance Mutual Funds sold without a front-end sales charge are capitalized as deferred sales commissions and amortized over periods not exceeding five and one-half years, the periods of time during which deferred sales commissions are generally recovered from distribution fees received from those funds and from contingent deferred sales charges (“CDSC”) received from shareholders of those funds upon the redemption of their shares.  CDSC receipts are recorded as reductions in unamortized deferred sales commissions when received.

Management tests intangible and deferred sales commission assets for impairment quarterly, or more often when events or changes in circumstances occur that could significantly increase the risk of impairment of these assets. Undiscounted future cash flows estimated by management to be realized from each of these assets are compared to their respective recorded amounts. Management assesses the results of these analyses, and other relevant factors, to determine if these assets are recoverable. If management determines these assets are not recoverable, an impairment condition would exist and the loss would be measured as the amount by which the recorded amount of those assets exceeds their estimated fair value. Estimated fair value is determined using management’s best estimate of discounted future cash flows.

Derivative Financial Instruments

Management of the Operating Partnership manages interest paid on outstanding debt through the use of derivative financial instruments. Derivative financial instruments are accounted for at fair value with resulting gains and losses included in interest expense.

Revenue Recognition

Investment advisory and services base fees, generally calculated as a small percentage of assets under management for clients, are recorded as revenue as the related services are performed. Certain investment advisory contracts provide for a performance fee, in addition to or in lieu of a base fee, that is calculated as either a percentage of absolute investment results or a percentage of investment results in excess of a stated benchmark over a specified period of time. Performance fees are recorded as revenue at the end of each measurement period.  Investment advisory and service fees include brokerage transaction charges received by Sanford C. Bernstein & Co., LLC (“SCB LLC”), a wholly-owned subsidiary of the Operating Partnership, for substantially all private client transactions and certain institutional investment management client transactions. Institutional research services revenue consists of brokerage transaction charges received by SCB LLC and Sanford C. Bernstein Limited (“SCBL”), a wholly-owned subsidiary of the Operating Partnership, for services provided to institutional investors. Brokerage transaction charges earned and related expenses are recorded on a trade date basis.  Distribution revenues and shareholder servicing fees are accrued as earned.

Mutual Fund Underwriting Activities

Purchases and sales of shares of Alliance Mutual Funds in connection with the underwriting activities of the Operating Partnership’s subsidiaries, including related commission income, are recorded on trade date. Receivables from brokers and dealers for sale of shares of Alliance Mutual Funds are generally realized within three business days from trade date, in conjunction with the settlement of the related payables to Alliance Mutual Funds for share purchases. Distribution plan and other promotional and servicing payments are recognized as an expense when incurred.

Collateralized Securities Transactions

Customers’ securities transactions are reported on a settlement date basis with related commission income and expenses reported on a trade date basis.  Receivables from and payables to customers include amounts due on cash and margin transactions.  Securities in customer accounts are held as collateral for receivables.  Such collateral is not reflected in the consolidated financial statements.  Principal securities transactions and related expenses are recorded on a trade date basis.

Securities borrowed and securities loaned are recorded at the amount of cash collateral advanced or received in connection with the transaction and are included in receivables from and payables to brokers and dealers in the consolidated statement of financial condition.  Securities borrowed transactions require SCB LLC and SCBL to deposit cash or other collateral with the lender. With respect to securities loaned, SCB LLC and SCBL receives cash or other collateral from the borrower. The initial collateral advanced or received approximates or is greater than the fair value of securities borrowed or loaned. SCB LLC and SCBL monitors the fair value of the securities borrowed and loaned on a daily basis and requests additional collateral or returns excess collateral as appropriate. Income or expense is recognized over the life of the transactions.

Compensatory Option Plans

The Operating Partnership adopted in 2002 the fair value method of recording compensation expense, on a prospective basis and using a straight-line amortization policy, relating to compensatory option awards of Alliance Holding Units as permitted by Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation”, as amended by Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation – Transition and Disclosure”.  Under the fair value method, compensation expense is measured at the grant date based on the estimated fair value of the award and is recognized over the vesting period.  Fair value is determined using the Black-Scholes option-pricing model.

For option awards prior to 2002, the Operating Partnership applied the provisions of Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”, under which compensation expense is recognized only if the market price of the underlying Alliance Holding Units exceeds the exercise price at the date of grant.  As a result, the Operating Partnership did not record compensation expense for option awards made prior to 2002.  See “Note 19. Compensatory Unit Award and Option Plans”.

Advertising

Advertising costs are expensed as incurred and are included in other promotion and servicing expenses.

Foreign Currency Translation

Assets and liabilities of foreign subsidiaries are translated into United States dollars at exchange rates in effect at the balance sheet dates, and related revenues and expenses are translated into United States dollars at average exchange rates in effect during each period. Net foreign currency gains and losses resulting from the translation of assets and liabilities of foreign operations into United States dollars are reported as a separate component of accumulated other comprehensive income in partners’ capital. Net foreign currency transaction gains and losses for the three-year period ended December 31, 2002 were not material.

Cash Distributions

The Operating Partnership is required to distribute all of its Available Cash Flow, as defined in the Alliance Capital Partnership Agreement, to the General Partner and Alliance Capital Unitholders. Cash distributions are recorded when declared.

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

Reclassifications

Prior period amounts reflect the reclassification of certain distribution payments to financial intermediaries from distribution plan payments to other promotion and servicing expense and the reclassification of certain expenses associated with deferred compensation owed to employees from interest expense to employee compensation and benefits expense.

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

The Bernstein Acquisition was accounted for under the purchase method with the results of Bernstein included in the consolidated financial statements from the acquisition date. The cost of the acquisition was allocated on the basis of the estimated fair value of the assets acquired and liabilities assumed. Portions of the purchase price were identified as net tangible assets of $0.1 billion and costs assigned to contracts acquired of $0.4 billion. Costs assigned to contracts acquired are being amortized over twenty years. The excess of the purchase price over the fair value of identifiable assets acquired resulted in the recognition of goodwill of approximately $3.0 billion.  With the adoption of SFAS 142, identifiable goodwill is no longer being amortized.

On February 29, 1996, Alliance Holding acquired substantially all of the assets and liabilities of Cursitor Holdings, L.P. (“CHLP”) and all of the outstanding shares of Cursitor Holdings Limited, currently Cursitor Alliance Holdings Limited (collectively, “Cursitor”), for approximately $159.0 million. The acquisition of Cursitor was accounted for under the purchase method.  On February 23, 2001 CHLP exercised its option to require the Operating Partnership to purchase the minority interest for $10.0 million. During the fourth quarter of 2000, management of the Operating Partnership determined that the remaining value of the intangible assets recorded in connection with this acquisition was impaired and wrote-off the remaining balance, resulting in a charge of $16.6 million included in non-recurring items, net.

5.      Cash and Securities Segregated Under Federal Regulations and Other Requirements

At December 31, 2002, $1.2 billion in United States Treasury Bills was segregated in a special reserve bank custody account for the exclusive benefit of brokerage customers of SCB LLC under rule 15c3-3 of the Securities and Exchange Commission (“SEC”).

6.      Net Income Per Unit

Basic net income per Unit is derived by reducing net income for the 1% general partnership interest and dividing the remaining 99% by the basic weighted average number of Units outstanding.  Diluted net income per Unit is derived by reducing net income for the 1% general partnership interest and dividing the remaining 99% by the total of the basic weighted average number of Units outstanding and the dilutive Unit equivalents resulting from outstanding employee options.   (In thousands, except per Unit amounts):

	2002	2001	2000

Net income	$610,978	$614,625	$668,749

Weighted average Units outstanding-Basic	249,644	247,993	199,980
Dilutive effect of employee options	3,751	5,890	6,744
Weighted average Units outstanding-Diluted	253,395	253,883	206,724
Basic net income per Unit	$2.42	$2.45	$3.31
Diluted net income per Unit	$2.39	$2.40	$3.20

7.      Investments

At December 31, 2002, investments consisted of trading investments, principally United States Treasury Bills and Alliance Mutual Funds of $50.8 million and investments available for sale, principally Alliance Mutual Funds, of $261.9 million. At December 31, 2002, investments with a fair market value of $24.1 million were on deposit with various clearing organizations and certain money market investments of $11.1 million were reclassified from available-for-sale to trading.

At December 31, 2001, investments consisted of investments available for sale, principally Alliance Mutual Funds, of $281.7 million.

The amortized cost, gross unrealized gains and losses and fair value of investments available for sale were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

December 31, 2002	$262,028	$326	$(465)	$261,889
December 31, 2001	$281,748	$1,045	$(1,075)	$281,718

Proceeds from sales of investments available-for-sale were approximately $1.6 billion, $3.0 billion and $4.2 billion in 2002, 2001 and 2000, respectively. Gross gains and gross losses realized from the sales for the years ended December 31, 2002, 2001 and 2000 were not material.

8.      Furniture, Equipment and Leasehold Improvements, Net

Furniture, equipment and leasehold improvements are comprised of (in thousands):

	December 31,
	2002	2001

Furniture and equipment	$304,563	$270,130
Leasehold improvements	171,139	152,471
	475,702	422,601
Less: Accumulated depreciation and amortization	226,014	178,613
Furniture, equipment and leasehold improvements, net	$249,688	$243,988

9.      Goodwill, Net and Intangible Assets, Net – Adoption of SFAS 142

Goodwill, net and amortizable intangible assets, net consist of (in thousands):

	December 31,
	2002	2001

Goodwill, net of accumulated amortization of $214,537 in 2002 and 2001	$2,876,657	$2,876,657

Costs assigned to investment contracts of businesses acquired, net of accumulated amortization of $137,089 and $116,389 in 2002 and 2001, respectively	$367,425	$388,125

SFAS 142 changed the accounting for goodwill and certain intangible assets from an amortization method to an impairment approach. Management of the Operating Partnership adopted SFAS 142 on January 1, 2002. SFAS 142 required the Operating Partnership to cease amortizing goodwill as of January 1, 2002 and to test goodwill annually for impairment. The transition test was completed on June 30, 2002 and did not result in an indicated impairment. The annual test was completed on September 30, 2002 and also did not result in an indicated impairment. Had the Operating Partnership not amortized goodwill for the two years ended December 31, 2001 and 2000, net income basic net income per Unit and diluted net income per Unit would have been as follows (in thousands, except per Unit amounts):

	Years Ended December 31,
	2002	2001	2000
Reported net income	$610,978	$614,625	$668,749
Add back: Goodwill amortization, net of tax	—	150,020	39,561
Adjusted net income	$610,978	$764,645	$708,310

Reported basic net income per Unit	$2.42	$2.45	$3.31
Add back: Goodwill amortization, net of tax	—	0.60	0.20
Adjusted basic net income per Unit	$2.42	$3.05	$3.51

Reported diluted net income per Unit	$2.39	$2.40	$3.20
Add back: Goodwill amortization, net of tax	—	0.58	0.19
Adjusted diluted net income per Unit	$2.39	$2.98	$3.39

The gross carrying amount and accumulated amortization of intangible assets subject to amortization totaled $414.0 million and $46.6 million and $414.0 million and $25.9 million at December 31, 2002 and 2001, respectively.  Amortization expense was $20.7 million, $20.7 million and $1.0 million for the years ended December 31, 2002, 2001 and 2000, respectively, and estimated amortization expense for each of the next five years is approximately $20.7 million.

10.    Deferred Sales Commissions, Net

Deferred sales commissions, net consist of (in thousands):

	December 31
	2002	2001

Deferred sales commissions, net of accumulated amortization of $1,278,493 in 2002 and $1,049,520 in 2001	$500,890	$648,244

11.    Other Investments

Other investments, at equity or cost, are comprised of (in thousands):

	December 31
	2002	2001

Investments in sponsored partnerships and other investments	$19,899	$44,115
Investments in unconsolidated affiliates	9,334	8,536
Other investments	$29,233	$52,651

12.    Debt

In September 2002, the Operating Partnership entered into an $800 million five-year revolving credit facility with a group of commercial banks and other lenders, which replaced three previously existing credit facilities aggregating $875 million. Of the $800 million total, $425 million is intended to provide back-up liquidity for the Operating Partnership’s commercial paper program, with the balance available for general purposes of the Operating Partnership, including capital expenditures and funding the payments of sales commissions to financial intermediaries under the System.  The interest rate, at the option of the Operating Partnership, is a floating rate generally based upon a defined prime rate, a rate related to the London Interbank Offered Rate (LIBOR) or the Federal Funds rate.  The credit facility also provides for a facility fee payable on the total facility. In addition, a utilization rate fee is payable in the event the average aggregate daily outstanding balance exceeds $400 million for each calendar quarter. The revolving credit facility contains covenants which, among other things, require the Operating Partnership to meet certain financial ratios. The Operating Partnership was in compliance with the covenants at December 31, 2002.

Since December 1999, the Operating Partnership has maintained a $100 million Extendible Commercial Notes (“ECN”) program as a supplement to its $425 million commercial paper program. ECNs are short-term uncommitted debt instruments that do not require back-up liquidity support.

In August 2001, the Operating Partnership issued $400 million 5.625% Notes (“Senior Notes”) in a public offering. The Operating Partnership may issue up to $600 million in senior debt securities. The Senior Notes mature in 2006 and are redeemable at any time. The proceeds from the Senior Notes were used to reduce commercial paper and credit facility borrowings and for other general partnership purposes.

In February 2002, the Operating Partnership signed a $125 million agreement with a group of commercial banks and other lenders. Under the agreement, the Operating Partnership guaranteed various obligations of SCBL incurred in the ordinary course of its business in the event SCBL is unable to meet these obligations.  At December 31, 2002, the Operating Partnership was not required to perform under the agreement and had no liability outstanding in connection with the agreement.

The Operating Partnership’s total available debt, amounts outstanding, and weighted average interest rates at December 31, 2002 and 2001 were as follows:

	December 31,
	2002				2001
(Dollars in millions)	Total Available		Amount Outstanding	Interest Rate	Total Available	Amount Outstanding	Interest Rate
Senior Notes	$600.0		$398.4	5.9%	$600.0	$398.0	5.9%
Commercial paper	425.0		22.0	1.3	425.0	198.2	1.9
Revolving credit facility	375.0	(1)	—	—	450.0	—	—
Extendible Commercial Notes	100.0		—	—	100.0	24.9	1.9
Other	n/a		6.5	3.4	n/a	6.5	4.5
Total	$1,500.0		$426.9	5.6%	$1,575.0	$627.6	4.4%

(1)     $425 million of this $800 million facility is intended to provide back-up liquidity for the commercial paper program and is excluded from the total available.

13.    Interest Rate Cap Agreement

Until December 2001, the Operating Partnership maintained an agreement with a major U.S. commercial bank to reduce its exposure to interest rate risk by effectively placing an interest rate ceiling or “cap” of 6% per annum on interest payable on up to $100 million of outstanding debt.

14.    Commitments and Contingencies

The Operating Partnership and its subsidiaries lease office space, furniture and office equipment under various operating leases. The future minimum payments under noncancelable leases, net of sublease commitments, at December 31, 2002 aggregated $1.1 billion and are payable as follows: $69.2 million, $79.8 million, $75.1 million, $68.0 million and $66.8 million for the years 2003 through 2007, respectively, and a total of $748.7 million for the remaining years through 2020.  Office leases contain escalation clauses that provide for the pass through of increases in operating expenses and real estate taxes. Rent expense for the years ended December 31, 2002, 2001 and 2000 was $76.1 million, $73.4 million and $46.2 million, respectively.

The Operating Partnership’s mutual fund distribution system (the “System”) includes a multi-class share structure. The System permits the Operating Partnership’s open-end mutual funds to offer investors various options for the purchase of mutual fund shares, including the purchase of Front-End Load Shares and Back-End Load Shares. The Front-End Load Shares are subject to a conventional front-end sales charge paid by investors to Alliance Fund Distributors, Inc. (“AFD”) at the time of sale. AFD in turn pays sales commissions to the financial intermediaries distributing the funds from the front-end sales charge paid by investors.  For Back-End Load Shares, investors do not pay a front-end sales charge although, if there are redemptions before the expiration of the minimum holding period (which ranges from one year to four years), investors pay CDSC to AFD.  While the AFD is obligated to pay sales commissions to the financial intermediaries at the time of the purchase of Back-End Load Shares, it receives higher ongoing distribution fees from the funds.  Payments of sales commissions made to financial intermediaries in connection with the sale of Back-End Load Shares under the System, net of CDSC received totaled approximately $81.6 million during 2002.

Payments of sales commissions made to financial intermediaries in connection with the sale of Back-End Load Shares under the System are capitalized as deferred sales commissions and amortized over periods not exceeding five and one-half years, the periods of time during which deferred sales commissions are expected to be recovered from distribution fees received from those funds and from CDSC received from shareholders of those funds upon redemption of their shares.  CDSC receipts are recorded as reductions of unamortized deferred sales commissions when received.  The recorded amount of the deferred sales commission asset was $500.9 million at December 31, 2002.

Management tests the deferred sales commission asset for recoverability quarterly, or more often when events or changes in circumstances occur that could significantly increase the risk of impairment of the asset. Management determines recoverability by estimating undiscounted future cash flows to be realized from this asset, as compared to its recorded amount, as well as the estimated remaining life of the deferred sales commission asset over which undiscounted future cash flows are expected to be received. Undiscounted future cash flows consist of ongoing distribution fees and CDSC.  Distribution fees are calculated as a percentage of average assets under management related to Back-End Load Shares. CDSC is based on the lower of cost or current value, at the time of redemption, of Back-End Load Shares redeemed and the point at which redeemed during the applicable minimum holding period under the System.

Significant assumptions utilized to estimate future average assets under management of Back-End Load Shares include expected future market levels and redemption rates. Market assumptions are selected using a long-term view of expected average market returns based on historical returns of broad market indices.  At December 31, 2002, management used estimates of 10% and 7% for equity and fixed income annual market returns, respectively. An increase in the expected average market returns would increase the undiscounted future cash flows, while a reduction in the expected average market returns would decrease the undiscounted future cash flows.  Future redemption rate assumptions were determined by reference to actual redemption experience over the last five years.    Management determined that a range of assumed average annual redemption rates of 14% to 16%, calculated as a percentage of average assets under management, should be used at December 31, 2002. An increase in the assumed rate of redemptions would decrease the undiscounted future cash flows, while a decrease in the assumed rate of redemptions would increase the undiscounted future cash flows. These assumptions are updated periodically.  Estimates of undiscounted future cash flows and the remaining life of the deferred sales commission asset are made from these assumptions. Management considers the results of these analyses performed at various dates.  Management determined that the deferred sales commission asset was not impaired as of December 31, 2002.  If management determines in the future that the deferred sales commission asset is not recoverable, an impairment condition would exist and a loss would be measured as the amount by which the recorded amount of the asset exceeds its estimated fair value. Estimated fair value is determined using management’s best estimate of future cash flows discounted to a present value amount.

During 2002, equity markets declined by approximately 22% as measured by the change in the Standard & Poor’s 500 Stock Index while fixed income markets increased by approximately 10% as measured by the change in the Lehman Brothers’ Aggregate Bond Index.  The redemption rate for domestic Back-End Load Shares exceeded 20% in 2002.  Continued declines in financial markets or continued higher redemption levels, or both, as compared to the assumptions used to estimate undiscounted future cash flows, as described above, could result in the impairment of the deferred sales commission asset. Due to the volatility of the capital markets and changes in redemption rates, management is unable to predict whether or when a future impairment of the deferred sales commission asset will occur.  Should an impairment occur, any loss would reduce materially the recorded amount of the asset with a corresponding charge to expense.

On April 25, 2001, an amended class action complaint entitled Miller, et al. v. Mitchell Hutchins Asset Management, Inc., et al. (“Miller Complaint”), was filed in federal district court in the Southern District of Illinois against Alliance Capital, Alliance Fund Distributors, Inc. (“AFD”), and other defendants alleging violations of the federal Investment Company Act of 1940, as amended (“ICA”) and breaches of common law fiduciary duty. The allegations in the Miller Complaint concern six mutual funds with which Alliance Capital has investment advisory agreements, including Alliance Premier Growth Fund (“Premier Growth Fund”), Alliance Health Care Fund, Alliance Growth Fund, Alliance Quasar Fund, Alliance Fund, and Alliance Disciplined Value Fund. The principal allegations of the Miller Complaint are that (i) certain advisory agreements concerning these funds were negotiated, approved, and executed in violation of the ICA, in particular because certain directors of these funds should be deemed interested under the ICA; (ii) the distribution plans for these funds were negotiated, approved, and executed in violation of the ICA; and (iii) the advisory fees and distribution fees paid to Alliance Capital and AFD, respectively, are excessive and, therefore, constitute a breach of fiduciary duty. Plaintiffs seek a recovery of certain fees paid by these funds to Alliance Capital.  On March 12, 2002, the court issued an order granting defendants’ joint motion to dismiss the Miller Complaint.  The court allowed plaintiffs up to and including April 1, 2002 to file an amended complaint comporting with its order.  On April 1, 2002, plaintiffs filed an amended complaint.  The allegations and relief sought in the amended complaint are virtually identical to the Miller Complaint. On May 1, 2002, defendants filed a motion to dismiss the amended complaint.  In an order dated March 6, 2003, the court denied in part, and granted in part, defendants’ motion to dismiss. The court declined to dismiss plaintiffs’ claims that certain advisory and distribution fees paid to Alliance Capital and AFD, respectively, were excessive in violation of Section 36(b) of the ICA. The court dismissed plaintiffs’ claims that certain distribution plans were adopted in violation of the ICA.

Alliance Capital and AFD believe that plaintiffs’ allegations in the amended complaint are without merit and intend to vigorously defend against these allegations. At the present time, management of Alliance Capital and AFD are unable to estimate the impact, if any, that the outcome of this action may have on Alliance Capital’s results of operations or financial condition.

On December 7, 2001, a complaint entitled Benak v. Alliance Capital Management L.P. and Alliance Premier Growth Fund (“Benak Complaint”) was filed in federal district court in the District of New Jersey against Alliance Capital and Premier Growth Fund alleging violation of the ICA. The principal allegations of the Benak Complaint are that Alliance Capital breached its duty of loyalty to Premier Growth Fund because one of the directors of the General Partner of Alliance Capital served as a director of Enron Corp. (“Enron”) when Premier Growth Fund purchased shares of Enron and as a consequence thereof the investment advisory fees paid to Alliance Capital by Premier Growth Fund should be returned as a means of recovering for Premier Growth Fund the losses plaintiff alleges were caused by the alleged breach of the duty of loyalty. Plaintiff seeks recovery of certain fees paid by Premier Growth Fund to Alliance Capital. Subsequently, between December 21, 2001, and July 11, 2002, five complaints making substantially the same allegations and seeking substantially the same relief as the Benak Complaint were filed against Alliance Capital and Premier Growth Fund.  All of those actions were consolidated in federal district court in the District of New Jersey. On January 6, 2003, a consolidated amended complaint entitled Benak v. Alliance Capital Management L.P. was filed containing allegations similar to those in the individual complaints and alleging violation of the ICA. While the Benak Consolidated Amended Complaint seeks relief similar to that requested in the individual actions, it does not name Premier Growth Fund as a defendant. On February 7, 2003, Alliance Capital moved to dismiss the Benak Consolidated Amended Complaint. That motion is pending.

Alliance Capital believes the plaintiffs’ allegations in the Benak Consolidated Amended Complaint are without merit and intends to vigorously defend against these allegations.  At the present time, management of Alliance Capital is unable to estimate the impact, if any, that the outcome of these actions may have on Alliance Capital’s results of operations or financial condition.

On April 8, 2002, in In re Enron Corporation Securities Litigation, a consolidated complaint (“Enron Complaint”) was filed in the district court in the Southern District of Texas, Houston Division, against numerous defendants, including Alliance Capital. The principal allegations of the Enron Complaint, as they pertain to Alliance Capital, are that Alliance Capital violated Sections 11 and 15 of the Securities Act of 1933, as amended (“Securities Act”) with respect to a registration statement filed by Enron and effective with the SEC on July 18, 2001, which was used to sell $1.9 billion Enron Corp. Zero Coupon Convertible Notes due 2021. Plaintiffs allege that Frank Savage, who was at that time an employee of Alliance Capital and who was and remains a director of the General Partner of Alliance Capital, signed the registration statement at issue. Plaintiffs allege that the registration statement was materially misleading. Plaintiffs further allege that Alliance Capital was a controlling person of Frank Savage. Plaintiffs therefore assert that Alliance Capital is itself liable for the allegedly misleading registration statement. Plaintiffs seek rescission or a rescissionary measure of damages. The Enron Complaint specifically states that “[n]o allegations of fraud are made against or directed at” Alliance Capital. On June 3, 2002, Alliance Capital moved to dismiss the Enron Complaint as the allegations therein pertain to it.  On March 12, 2003, that motion was denied.

Alliance Capital believes the allegations of the Enron Complaint as to it are without merit and intends to vigorously defend against these allegations. At the present time, management of Alliance Capital is unable to estimate the impact, if any, that the outcome of this action may have on Alliance Capital’s results of operations or financial condition.

On May 7, 2002, a complaint entitled The Florida State Board of Administration v. Alliance Capital Management L.P. (“SBA Complaint”) was filed in the Circuit Court of the Second Judicial Circuit, in and for Leon County, Florida against Alliance Capital.  The SBA Complaint alleges breach of contract relating to the Investment Management Agreement between The Florida State Board of Administration (“SBA”) and Alliance Capital, breach of the covenant of good faith and fair dealing contained in the Investment Management Agreement, breach of fiduciary duty, negligence, gross negligence and violation of the Florida Securities and Investor Protection Act, in connection with purchases and sales of Enron common stock for the SBA investment account.  The SBA seeks more than $300 million in compensatory damages and an unspecified amount of punitive damages. On June 10, 2002, Alliance Capital moved to dismiss the SBA Complaint. On September 12, 2002, the court denied Alliance Capital’s motion to dismiss the SBA Complaint in its entirety, and the case is currently in discovery.

Alliance Capital believes the SBA’s allegations in the SBA Complaint are without merit and intends to vigorously defend against these allegations.  At the present time, management of Alliance Capital is unable to estimate the impact, if any, that the outcome of this action may have on Alliance Capital’s results of operations or financial condition.

On September 12, 2002, a complaint entitled Lawrence E. Jaffe Pension Plan, Lawrence E. Jaffe Trustee U/A 1198 v. Alliance Capital Management L.P., Alfred Harrison and Alliance Premier Growth Fund, Inc. (“Jaffe Complaint”) was filed in federal district court in the Southern District of New York against Alliance Capital, Alfred Harrison and Premier Growth Fund alleging violation of the ICA.  The Jaffe Complaint alleges that the defendants breached their fiduciary duties of loyalty, care and good faith to Premier Growth Fund by causing Premier Growth Fund to invest in the securities of Enron and that the agreements between Premier Growth Fund and Alliance Capital violated the ICA because all of the directors of Premier Growth Fund should be deemed interested under the ICA.  Plaintiff seeks damages equal to Premier Growth Fund’s losses as a result of Premier Growth Fund’s investment in shares of Enron and a recovery of all fees paid to Alliance Capital beginning November 1, 2000. On November 19, 2002, Alliance Capital filed a motion to transfer the Jaffe Complaint to the United States District Court for the District of New Jersey to be consolidated with the Benak v. Alliance Capital Management L.P. action already pending there. On March 24, 2003, the court granted Alliance Capital's motion to transfer.

Alliance Capital and Alfred Harrison believe that plaintiff’s allegations in the Jaffe Complaint are without merit and intend to vigorously defend against these allegations.  At the present time, management of Alliance Capital is unable to estimate the impact, if any, that the outcome of this action may have on Alliance Capital’s results of operations or financial condition.

On December 13, 2002, a complaint entitled Patrick J. Goggins et al., v. Alliance Capital Management L.P. et al. (“Goggins Complaint”) was filed in federal district court in the Southern District of New York against Alliance Capital, Premier Growth Fund and individual directors and certain officers of Premier Growth Fund. The Goggins Complaint alleges that defendants violated the Securities Act because Premier Growth Fund’s registration statements and prospectuses allegedly were materially misleading, contained untrue statements of material fact and omitted material facts in describing the strategic objectives and investment strategies of Premier Growth Fund in relation to its investments, including its investments in Enron securities.  Plaintiffs seek rescissory relief or an unspecified amount of compensatory damages. Alliance Capital’s time to move, answer or otherwise respond to the Goggins Complaint is currently stayed.

Alliance Capital, Premier Growth Fund and the other defendants believe the plaintiffs’ allegations in the Goggins Complaint are without merit and intend to vigorously defend against these allegations. At the present time, management of Alliance Capital is unable to estimate the impact, if any, that the outcome of this action may have on Alliance Capital’s results of operations or financial condition.

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

15.    Net Capital

SCB LLC, a broker-dealer and member of the NYSE, is subject to Uniform Net Capital Rule 15c3-1 of the SEC. SCB LLC computes its net capital under the alternative method permitted by the rule, which requires that minimum net capital, as defined, equal the greater of two percent of aggregate debit items arising from customer transactions, as defined, which amounts to $10.1 million, or $1 million.  At December 31, 2002, SCB LLC had net capital of $148.8 million, which exceeded the minimum net capital requirement by $138.7 million. Advances, dividend payments and other equity withdrawals by SCB LLC are restricted by the regulations of the SEC, NYSE and other securities agencies.  At December 31, 2002, $25.3 million was not available for payment of cash dividends and advances.  SCBL is a member of the London Stock Exchange.  At December 31, 2002, SCBL was subject to minimum net capital requirements of $6.3 million imposed by the Financial Services Authority and had aggregate regulatory net capital of $30.1 million, an excess of $23.8 million.

Alliance Fund Distributors, Inc. (“AFD”), a wholly-owned subsidiary of the Operating Partnership, serves as distributor and/or underwriter for certain Alliance Mutual Funds. AFD is registered as a broker-dealer under the Securities Exchange Act of 1934 and is subject to the minimum net capital requirements imposed by the SEC. AFD’s net capital at December 31, 2002 was $106.5 million, which was $96.9 million in excess of its required net capital of $9.6 million.

16.    Risk Management

Customer Activities

In the normal course of business, brokerage activities involve the execution, settlement and or financing of various customer securities, which may expose SCB LLC and SCBL to off-balance sheet risk in the event the customer is unable to fulfill its contracted obligations by requiring SCB LLC and SCBL to purchase or sell securities at prevailing market prices.

SCB LLC’s customer securities activities are transacted on either a cash or margin basis.  In margin transactions, SCB LLC extends credit to the customer, subject to various regulatory and internal margin requirements.  These transactions are collateralized by cash or securities in the customer’s account.  In connection with these activities, SCB LLC may execute and clear customer transactions involving the sale of securities not yet purchased.  SCB LLC seeks to control the risks associated with margin transactions by requiring customers to maintain collateral in compliance with the aforementioned regulatory and internal guidelines.  SCB LLC monitors required margin levels daily and, pursuant to such guidelines, requires the customers to deposit additional collateral, or reduce positions, when necessary.  A majority of SCB LLC’s customer margin accounts are managed on a discretionary basis whereby the Operating Partnership maintains control over the investment activity in the accounts.  For these discretionary accounts, SCB LLC’s margin deficiency exposure is minimized through maintaining a diversified portfolio of securities and by virtue of the Operating Partnership’s discretionary authority and SCB LLC’s role as custodian.

SCB LLC may enter into forward currency contracts on behalf of accounts for which SCB LLC acts as custodian. SCB LLC minimizes credit risk associated with these contracts by monitoring these positions on a daily basis, as well as by virtue of its discretionary authority and role as custodian.

In accordance with industry practice, SCB LLC and SCBL record customer transactions on a settlement date basis, which is generally three business days after trade date.  SCB LLC and SCBL are therefore exposed to risk of loss on these transactions in the event of the customer’s or broker’s inability to meet the terms of their contracts, in which case SCB LLC and SCBL may have to purchase or sell financial instruments at prevailing market prices, which could result in realized losses.  Settlement of the risks assumed by SCB LLC and SCBL in connection with these transactions is not expected to have a material effect upon SCB LLC’s, SCBL’s and the Operating Partnership’s financial condition or results of operations.

Other Counterparties

SCB LLC and SCBL are engaged in various brokerage activities in which counterparties primarily include broker-dealers, banks and other financial institutions.  In the event counterparties do not fulfill their obligations, SCB LLC and SCBL may incur losses.  The risk of default depends on the creditworthiness of the counterparty or issuer of the instrument.  It is SCB LLC’s and SCBL policy to review, as necessary, the credit standing of each counterparty.

In connection with SCB LLC’s security borrowing and lending arrangements, which constitute the majority of the receivable from and payable to brokers and dealers, SCB LLC enters into collateralized agreements which may result in credit exposure in the event the counterparty to a transaction is unable to fulfill its contractual obligations.  Security borrowing arrangements require SCB LLC to deposit cash collateral with the lender.  With respect to security lending arrangements, SCB LLC receives collateral in the form of cash in amounts generally in excess of the market value of the securities loaned.  SCB LLC minimizes credit risk associated with these activities by establishing credit limits for each broker and monitoring these limits on a daily basis. Additionally, security borrowing and lending collateral is marked to market on a daily basis and additional collateral is deposited by or returned to SCB LLC as necessary.  As of December 31, 2002, SCBL had entered into one security borrowing arrangement and was required to deposit cash collateral with the lender.

17.    Employee Benefit Plans

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

The Operating Partnership maintains a qualified profit sharing plan covering substantially all U.S. and certain foreign employees except former employees of Bernstein. The amount of the annual contribution to the plan is determined by a committee of the Board of Directors of the General Partner. Contributions are limited to the maximum amount deductible for federal income tax purposes, generally 15% of the total annual compensation of eligible participants. Aggregate contributions for 2002, 2001 and 2000 were $12.6 million, $14.1 million and $13.6 million, respectively.

The Operating Partnership maintains a qualified 401(k) plan covering former employees of Bernstein. The amount of the annual contribution to the plan is determined by a committee of the Board of Directors of the General Partner. Contributions are limited to the maximum amount deductible for federal income tax purposes.  Aggregate contributions for 2002, 2001 and 2000 were $3.6 million, $4.2 million and $4.1 million, respectively.

The Operating Partnership maintains a qualified noncontributory defined benefit retirement plan in the U.S. covering substantially all U.S. employees except former employees of Bernstein, certain foreign employees and employees hired after October 2, 2000. Benefits are based on years of credited service, average final base salary and primary Social Security benefits. The Operating Partnership’s funding policy is to contribute annually an amount not to exceed the maximum amount that can be deducted for federal income tax purposes.  Plan assets are comprised principally of corporate equity securities, U.S. Treasury securities and shares of Alliance Mutual Funds.

The projected benefit obligation under the retirement plan at December 31, 2002 and 2001 was comprised of (in thousands):

	2002	2001
Benefit obligation at beginning of year	$49,657	$38,927
Service cost	4,689	3,825
Interest cost	3,413	2,902
Plan amendments	1,154	—
Actuarial gains/losses	4,001	4,835
Benefits paid	(2,040)	(832)
Benefit obligation at end of year	$60,874	$49,657

Changes in plan assets at fair value for the years ended December 31, 2002 and 2001 were comprised of (in thousands):

	2002	2001
Plan assets at fair value at beginning of year	$28,695	$32,859
Actual return on plan assets	(5,583)	(3,332)
Employer contribution	3,097	—
Benefits paid	(2,040)	(832)
Plan assets at fair value at end of year	$24,169	$28,695

The following table presents the retirement plan’s funded status and amounts recognized in the consolidated statements of financial condition at December 31, 2002 and 2001 (in thousands):

	2002	2001
Benefit obligation in excess of plan assets	$(36,705)	$(20,962)
Unrecognized net loss from past experience different from that assumed and effects of changes in assumptions	18,929	6,956
Prior service cost not yet recognized in net periodic pension cost	131	(1,081)
Unrecognized net plan assets at January 1, 1987 being recognized over 26.3 years	(1,477)	(1,620)
Accrued pension expense included in accrued compensation and benefits	$(19,122)	$(16,707)

Net expense under the retirement plan for the years ended December 31, 2002, 2001 and 2000 was comprised of (in thousands):

	2002	2001	2000
Service cost	$4,689	$3,825	$3,239
Interest cost on projected benefit obligations	3,413	2,902	2,481
Expected return on plan assets	(2,389)	(3,191)	(3,710)
Net amortization	(202)	(310)	(794)
Net pension charge	$5,511	$3,226	$1,216

Actuarial computations at December 31, 2002, 2001 and 2000 were made utilizing the following assumptions:

	2002	2001	2000
Discount rate on benefit obligations	6.75%	7.25%	7.75%
Expected long-term rate of return on plan assets	8.75%	10.00%	10.00%
Annual salary increases	5.14%	5.66%	5.66%

Variances between actuarial assumptions and actual experience are amortized over the estimated average remaining service lives of employees participating in the retirement plan.

18.    Deferred Compensation Plans

The Operating Partnership maintains a nonqualified unfunded deferred compensation plan known as the Capital Accumulation Plan and also assumed obligations under contractual unfunded deferred compensation arrangements covering certain executives.

The Capital Accumulation Plan was frozen on December 31, 1987 and no additional awards have been made. The Board of Directors of the General Partner may terminate the Capital Accumulation Plan at any time without cause, in which case the Operating Partnership’s liability would be limited to benefits that have vested. Benefits owed to executives under the contractual unfunded deferred compensation arrangements vested on or before December 31, 1987. Payment of vested benefits under both the Capital Accumulation Plan and the contractual unfunded deferred compensation arrangements will generally be made over a ten-year period commencing at retirement age. The General Partner is obligated to make capital contributions to the Operating Partnership in amounts equal to benefits paid under the Capital Accumulation Plan and the contractual unfunded deferred compensation arrangements. Amounts included in employee compensation and benefits expense for the Capital Accumulation Plan and the contractual unfunded deferred compensation arrangements for the years ended December 31, 2002, 2001 and 2000 were $2.3 million, $2.0 million and $2.2 million, respectively.

In connection with the acquisition of Bernstein, the Operating Partnership adopted a deferred compensation plan, known as the SCB Deferred Compensation Plan, under which the Operating Partnership has agreed to invest $96 million per annum for three years to fund purchases of Alliance Holding Units or an Alliance sponsored money market fund, in each case for the benefit of certain individuals who were stockholders or principals of Bernstein or who were hired to replace them.  The awards vest ratably over three years and are amortized as employee compensation expense over the vesting period.  Awards are payable to participants when fully vested, but participants may elect to defer receipt of vested awards to future dates. The Operating Partnership made awards aggregating $97.2 million, $103.4 million and $81.8 million in 2002, 2001 and 2000, respectively. Aggregate amortization expense of $63.7 million, $34.5 million and $6.8 million was recorded for the years ended December 31, 2002, 2001 and 2000, respectively.

The Operating Partnership maintains an unfunded deferred compensation plan known as the Alliance Partners Compensation Plan (the “Plan”) under which certain awards may be granted to eligible executives.  The aggregate amount available annually for awards is based on a percentage of the consolidated operating earnings of the Operating Partnership and its subsidiaries. A committee comprised of certain executive officers of the General Partner administers the Plan and determines the amount and recipients of awards. Awards made in 1995 vest ratably over three years. Annual awards made from 1996 through 1998 generally vest ratably over eight years. Until distributed, liability for the 1995 through 1998 awards increases or decreases based on the Operating Partnership’s earnings growth rate. Payment of vested 1995 through 1998 benefits will generally be made in cash over a five-year period commencing at retirement or termination of employment although, under certain circumstances, full or partial lump sum payments may be made. Annual awards made for 1999 and 2000 are payable in Alliance Holding Units and a subsidiary of the Operating Partnership purchases Alliance Holding Units to fund the related benefits. The Alliance Holding Units may not be transferred until vested. The vesting period for 1999 and 2000 awards range from one to eight years depending on the age of the participant. Beginning with 2001 awards, vesting periods for annual awards range from one to four years depending on the age of the participant.  For 2001, at least 50% of a participant’s award was used to purchase Alliance Holding Units.  For 2002 awards, participants may elect to use the award to purchase a combination of Alliance Holding Units and certain Alliance Mutual Funds. Upon vesting, awards are distributed to participants unless an election to defer receipt has been made. Quarterly cash distributions on non-vested Alliance Holding Units for which a deferral election has not been made are paid currently to participants. Quarterly cash distributions on vested and non-vested Alliance Holding Units and income credited on cash awards or Alliance Mutual Funds for which a deferral election has been made are reinvested and distributed as elected by participants. The Plan may be terminated at any time without cause, in which case the Operating Partnership’s liability would be limited to vested benefits. The Operating Partnership made awards in 2002, 2001 and 2000 aggregating $55.9 million, $62.5 million and $62.1 million, respectively. The amounts charged to employee compensation and benefits expense for the years ended December 31, 2002, 2001 and 2000 were $35.4 million, $19.7 million and $18.2 million, respectively.

The Operating Partnership maintains an unfunded deferred compensation plan known as the Annual Elective Deferral Plan (the “Deferral Plan”) under which participants may elect to defer a portion of their 2000 and 2001 annual bonus or commission and invest it in the Deferral Plan. No deferral elections are permitted after 2001. A committee comprised of certain executive officers of the General Partner administers the Deferral Plan and the Operating Partnership contributes a supplemental amount equal to 20% of the deferred bonus or commission to the Deferral Plan. Supplemental amounts contributed by the Operating Partnership totaled  $2.1 million and $2.7 million in 2001 and 2000, respectively, vest ratably over three years and are amortized as employee compensation expense.

19.    Compensatory Unit Award and Option Plans

During 1988, a Unit Option Plan (the “Unit Option Plan”) was established under which options to purchase Alliance Holding Units were granted to certain key employees. A committee of the Board of Directors of the General Partner administers the Unit Option Plan and determines the grantees and the number of options to be granted. Options may be granted for terms of up to ten years and each option must have an exercise price of not less than the fair market value of Alliance Holding Units on the date of grant. Options are exercisable at a rate of 20% of the Alliance Holding Units subject to options on each of the first five anniversary dates of the date of grant. As of December 31, 2002, there were no options outstanding to purchase Alliance Holding Units and no more options may be granted under the Unit Option Plan.

During 1993, the 1993 Unit Option Plan, the Unit Bonus Plan and the Century Club Plan (together the “1993 Plans”) were established by Alliance Holding. Committees of the Board of Directors of the General Partner administer the 1993 Plans and determine the recipients of grants and awards. Under the 1993 Unit Option Plan, options to purchase Alliance Holding Units may be granted to key employees and non-employee Directors of the General Partner for terms of up to ten years. Each option must have an exercise price of not less than the fair market value of Alliance Holding Units on the date of grant. Options are exercisable at a rate of 20% of the Alliance Holding Units subject to options on each of the first five anniversary dates of the date of grant. Under the Unit Bonus Plan, Alliance Holding Units may be awarded to key employees in lieu of all or a portion of the cash bonuses they would otherwise receive under the Operating Partnership’s incentive compensation program. Under the Century Club Plan, employees whose primary responsibilities are to assist in the distribution of Alliance Mutual Funds are eligible to receive an award of Alliance Holding Units. The aggregate number of Alliance Holding Units that can be the subject of options granted or that can be awarded under the 1993 Plans may not exceed 6,400,000 Alliance Holding Units.  As of December 31, 2002, 6,066,600 Alliance Holding Units were subject to options granted and 331,148 Alliance Holding Units were subject to other awards made under the 1993 Plans. Options for 2,252 Alliance Holding Units were available to be granted as of December 31, 2002.

During 1997, the 1997 Long Term Incentive Plan (the “1997 Plan”) was established by Alliance Holding. Committees of the Board of Directors of the General Partner administer the 1997 Plan and determine the recipients of Alliance Holding Unit awards, including options, restricted Alliance Holding Units and phantom restricted Alliance Holding Units, performance awards, other Alliance Holding Unit based awards, or any combination thereof. Awards under the 1997 Plan may be granted to key employees and non-employee Directors of the General Partner for terms established at the time of grant by the Committees. The aggregate number of Alliance Holding Units that can be the subject of options granted or that can be awarded under the 1997 Plan may not exceed 41,000,000 Alliance Holding Units. As of December 31, 2002, 14,388,500 Alliance Holding Units were subject to options granted and 80,433 Alliance Holding Units were subject to other awards made under the 1997 Plan. Options for 26,531,067 Alliance Holding Units were available to be granted as of December 31, 2002.

During 2002, 2001, and 2000, the Committees authorized the grant of options to key employees and non-employee Directors of the General Partner of the Operating Partnership to purchase 2,468,500, 2,468,500 and 4,703,000 Alliance Holding Units, respectively, under the Unit Option Plan, the 1993 Plans and the 1997 Plan. The per Alliance Holding Unit fair value of options granted during 2002, 2001 and 2000 was $5.89, $9.23 and $8.32, respectively, on the date of grant determined using the Black-Scholes option pricing model with the following assumptions (weighted-average assumptions were used in 2001 and 2000): risk-free interest rates of 4.2%, 4.5%, and 5.9% for 2002, 2001 and 2000, respectively; expected cash distribution yield of 5.8% for 2002, 5.8% for 2001 and 7.2% for 2000; and a volatility factor of the expected market price of Alliance Holding’s Units of 32% for 2002, 33% for 2001 and 30% for 2000.

The Operating Partnership adopted in 2002, the fair value method of recording compensation expense, on a prospective basis and using a straight-line amortization policy, relating to the compensatory option awards of Alliance Holding Units as permitted by SFAS 123 and as amended by SFAS 148.  Compensation expense, resulting from 2002 unit option awards, totaled approximately $0.3 million for the year ended December 31, 2002.

The Operating Partnership applies APB 25 for compensatory unit option awards made prior to 2002 and, accordingly, no compensation expense has been recognized for those options since they were granted with exercise prices equal to the fair market value on the date of grant.  Had the Operating Partnership recorded compensation expense for those options based on the fair value at their grant date under SFAS 123, the Operating Partnership’s net income for 2002, 2001 and 2000 would have been reduced to the pro forma amounts indicated below (in thousands):

December 31,	2002	2001	2000

SFAS 123 pro forma net income:
Net income as reported	$610,978	$614,625	$668,749
Add: stock-based compensation expense included in net income, net of tax	269	—	—
Deduct: total stock-based compensation expense determined under fair value method for all awards, net of tax	(17,782)	(17,901)	(11,443)
SFAS 123 pro forma net income	$593,465	$596,724	$657,306

Net income per Unit:
Basic Net income per unit as reported	$2.42	$2.45	$3.31
Basic Net income per unit pro forma	$2.35	$2.38	$3.25
Diluted Net income per unit as reported	$2.39	$2.40	$3.20
Diluted Net income per unit pro forma	$2.32	$2.33	$3.15

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected Alliance Holding Unit price volatility. Because compensatory options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing model does not necessarily provide a reliable single measure of the fair value of compensatory options.

The following table summarizes the activity in options under the Unit Option Plan, 1993 Plans and the 1997 Plan:

	Alliance Holding Units	Weighted Average Exercise Price Per Alliance Holding Unit

Outstanding at January 1, 2000	12,497,750	$17.95
Granted	4,703,000	$50.93
Exercised	(1,688,870)	$10.90
Forfeited	(96,500)	$26.62
Outstanding at December 31, 2000	15,415,380	$28.73

Granted	2,468,500	$50.34
Exercised	(1,672,560)	$13.45
Forfeited	(358,500)	$34.33
Outstanding at December 31, 2001	15,852,820	$33.58

Granted	2,468,500	$33.32
Exercised	(1,421,420)	$14.83
Forfeited	(450,500)	$42.99
Outstanding at December 31, 2002	16,449,400	$34.91
Exercisable at December 31, 2002	8,323,000

The following table summarizes information concerning currently outstanding and exercisable options:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding as of 12/31/02	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable as of 12/31/02	Weighted Average Exercise Price

$ 8.81 - $18.47	3,496,300	3.43	$13.21	3,496,300	$13.21
22.50 - 30.25	3,765,100	6.34	27.87	2,606,200	27.60
30.94 - 48.50	4,924,500	8.68	41.01	982,000	48.46
50.15 - 50.56	2,286,500	8.92	50.25	456,700	50.25
51.10 - 58.50	1,977,000	7.95	53.78	781,800	53.77
$ 8.81 - $58.50	16,449,400	6.98	$34.91	8,323,000	$27.72

20.    Income Taxes

The Operating Partnership is a private partnership for federal income tax purposes and, accordingly, is not subject to federal and state corporate income taxes. However, the Operating Partnership is subject to the New York City unincorporated business tax (“UBT”). Domestic corporate subsidiaries of the Operating Partnership, which are subject to federal, state and local income taxes, are generally included in the filing of a consolidated federal income tax return. Separate state and local income tax returns are filed. Foreign corporate subsidiaries are generally subject to taxes in the foreign jurisdictions where they are located. Alliance Holding is a publicly traded partnership for federal income tax purposes and is subject to the UBT and a 3.5% federal tax on partnership gross income from the active conduct of a trade or business.

Income tax expense is comprised of (in thousands):

	Years Ended December 31,
	2002	2001	2000
Partnership unincorporated business taxes	$16,460	$22,704	$25,687
Corporate subsidiaries:
Federal	8,822	8,220	6,980
State, local and foreign	7,874	4,590	10,078
Current tax expense	33,156	35,514	42,745
Deferred tax expense (benefit)–state and local	(1,001)	2,036	(2,149)
Income tax expense	$32,155	$37,550	$40,596

The principal reasons for the difference between the effective tax rates and the UBT statutory tax rate of 4% are as follows (in thousands):

	Years Ended December 31,
	2002		2001		2000

UBT statutory rate	$25,725	4.0%	$26,087	4.0%	$28,374	4.0%
Corporate subsidiaries’ federal, state, local and foreign income taxes	15,695	2.4	12,097	1.9	15,349	2.2
Other, net	(9,265)	(1.4)	(634)	(0.1)	(3,127)	(0.5)
Income tax expense and effective tax rate	$32,155	5.0%	$37,550	5.8%	$40,596	5.7%

Under Statement of Financial Accounting Standards No. 109 (“SFAS 109”), “Accounting for Income Taxes”, deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effect of significant items comprising the net deferred tax asset are as follows (in thousands):

	December 31,
	2002	2001
Deferred tax asset:
Differences between book and tax treatment of deferred compensation plans	$8,732	$7,411
Differences between book and tax basis of intangible assets	951	1,139
Other, primarily accruals deductible when paid	880	651
	10,563	9,201
Deferred tax liability:
Differences between book and tax basis:
Furniture, equipment and leasehold improvements	591	669
Investment partnerships	630	1,120
Intangible assets	3,651	1,669
	4,872	3,458

Net deferred tax asset	5,691	5,743
Valuation allowance	(3,677)	(4,730)
Deferred tax asset, net of valuation allowance	$2,014	$1,013

The net change in the valuation allowance for the year ended December 31, 2002 was $1.1 million. The valuation allowance primarily relates to uncertainties on the deductibility for UBT purposes of certain compensation items and the amortization expense for certain intangible assets. The net deferred tax asset is included in other assets. Management of the Operating Partnership has determined that realization of the recognized net deferred tax asset of $2.0 million is more likely than not based on anticipated future taxable income.

21.    Business Segment Information

Alliance Holding adopted Statement of Financial Accounting Standards No. 131 (“SFAS 131”),”Disclosures about Segments of an Enterprise and Related Information”, in 1999.  SFAS 131 establishes standards for the way a public enterprise reports information about operating segments in its annual and interim financial statements. It also establishes standards for related enterprise-wide disclosures about products and services, geographic areas and major customers. Generally, financial information is required to be reported consistent with the basis used by management to allocate resources and assess performance.

Management has assessed the requirements of SFAS 131 and determined that, because the Operating Partnership utilizes a consolidated approach to assess performance and allocate resources, it has only one operating segment. Enterprise-wide disclosures as of and for the years ended December 31, 2002, 2001 and 2000 were as follows:

Services

Total revenues derived from the Operating Partnership’s research and investment management services for the years ended December 31, 2002, 2001 and 2000 were (in millions):

	2002	2001	2000
Retail	$1,358	$1,591	$1,740
Institutional investment management	633	676	518
Private client	425	398	139
Institutional research services	295	266	56
Other	31	62	69
Total	$2,742	$2,993	$2,522

Geographic Information

Total revenues, long-lived assets and assets under management related to the Operating Partnership’s and domestic and foreign operations as of and for the years ended December 31, were (in millions):

	2002	2001	2000
Total revenues:
United States	$2,339	$2,599	$2,144
International	403	394	378
Total	$2,742	$2,993	$2,522

Long-lived assets:
United States	$4,118	$4,131	$4,328
International	24	26	18
Total	$4,142	$4,157	$4,346

Assets under management:
United States	$328,058	$367,996	$377,525
International	58,521	84,160	72,496
Total	$386,579	$452,156	$450,021

Major Customers

The Alliance Mutual Funds are distributed to individual investors through broker-dealers, insurance sales representatives, banks, registered investment advisers, financial planners and other financial intermediaries. AXA Advisors, LLC (“AXA Advisors”), a wholly-owned subsidiary of AXA Financial that uses members of the AXA Financial insurance agency sales force as its registered representatives, has entered into a selected dealer agreement with AFD and has been responsible for 3%, 3% and 4% of U.S. and offshore mutual fund sales in 2002, 2001 and 2000, respectively. Subsidiaries of Merrill Lynch & Co., Inc. (“Merrill Lynch”) were responsible for approximately 12%, 13% and 18% of U.S. and offshore mutual fund sales in 2002, 2001 and 2000, respectively. Citigroup, Inc. (“Citigroup”), parent company of Salomon Smith Barney & Co., Inc., was responsible for approximately 3%, 5% and 5% of U.S. and offshore mutual fund sales in 2002, 2001 and 2000, respectively. AXA Advisors, Merrill Lynch and Citigroup are under no obligation to sell a specific amount of Alliance Mutual Funds’ shares and each also sells shares of mutual funds that it sponsors and which are sponsored by unaffiliated organizations.

AXA and the general and separate accounts of The Equitable Life Assurance Society of the United States (“ELAS”), a wholly-owned subsidiary of AXA, (including investments by the separate accounts of ELAS in the funding vehicle EQ Advisors Trust) accounted for approximately 15%, 14% and 14% of total assets under management at December 31, 2002, 2001 and 2000, respectively, and approximately 5%, 5% and 6% of total revenues for the years ended December 31, 2002, 2001 and 2000, respectively.  No single institutional client other than AXA and ELAS accounted for more than 1% of total revenues for the years ended December 31, 2002, 2001 and 2000, respectively.

22.    Related Party Transactions

Investment management, distribution, and shareholder and administrative and brokerage services are provided to the Alliance Mutual Funds. Substantially all of these services are provided under contracts that set forth the services to be provided and the fees to be charged. The contracts are subject to annual review and approval by each of the Alliance Mutual Funds’ boards of directors or trustees and, in certain circumstances, by the Alliance Mutual Funds’ shareholders. As of December 31, 2002, 97 employees had outstanding margin loans from SCB LLC totaling $18.8 million.

Revenues for services provided to the Alliance Mutual Funds are as follows (in thousands):

	Years Ended December 31,
	2002	2001	2000

Investment advisory and services fees	$854,466	$997,061	$1,021,755
Distribution revenues	467,463	544,605	621,622
Shareholder servicing fees	89,678	87,222	85,645
Other revenues	10,153	11,032	11,605
Brokerage	6,950	5,694	1,034

Investment management and administration services are provided to AXA and to AXA Financial and certain of their subsidiaries other than the Operating Partnership (the “AXA Subsidiaries”) and certain of their affiliates and the Operating Partnership received $54.7 million, $56.2 million and $67.9 million for the years ended December 31, 2002, 2001 and 2000, respectively. In addition, certain AXA Subsidiaries distribute Alliance Mutual Funds, for which they receive commissions and distribution payments which totaled $6.4 million, $7.9 million and $107.4 million for the years ended December 31, 2002, 2001 and 2000, respectively. Sales of Alliance Mutual Funds through the AXA Subsidiaries, excluding cash management products, aggregated approximately $0.5 billion, $0.7 billion and $1.3 billion for the years ended December 31, 2002, 2001 and 2000, respectively. The Operating Partnership and its employees are covered by various insurance policies maintained by AXA Subsidiaries and the Operating Partnership pays fees for other services and technology provided by AXA and the AXA Subsidiaries. The Operating Partnership paid $7.4 million, $5.2 million, and $3.2 million for these services for the years ended December 31, 2002, 2001 and 2000, respectively.

During 2001, the Operating Partnership and AXA Asia Pacific Holdings Limited (“AXA Asia Pacific”) established two investment management companies and the Operating Partnership included their results in its consolidated results of operations. These companies managed approximately $8.7 billion and $7.5 billion at December 31, 2002 and 2001, respectively, and recognized $14.1 million and $12.1 million in management fees for the years ended December 31, 2002 and 2001, respectively.

Aggregate amounts included in the consolidated financial statements for transactions with the AXA Subsidiaries and certain of their affiliates are as follows (in thousands):

	Years Ended December 31,
	2002	2001	2000
Assets:
Institutional investment management fees receivable	$4,107	$3,666	$5,997
Other receivables	90	279	16

Revenues:
Investment advisory and services fees	64,496	63,324	52,070
Other revenues	4,171	3,034	8,062

Expenses:
Distribution payments to financial intermediaries	6,404	7,873	107,353
General and administrative	7,399	5,164	3,205

23.    Supplemental Cash Flow and Noncash Investing and Financing Activities Information

Cash payments for interest and income taxes were as follows (in thousands):

	Years Ended December 31,
	2002	2001	2000

Interest	$26,026	$27,137	$22,497
Income taxes	30,435	34,256	40,335

Noncash investing and financing activities were as follows (in thousands):

Issuance of Operating Partnership Units for Bernstein Acquisition	$—	$—	$2,060,400

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

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations”.  Under SFAS 141, which has been adopted, the purchase method of accounting is required to be used for all business combinations initiated after June 30, 2001. The adoption of SFAS 141 did not affect materially the Operating Partnership’s results of operations, liquidity, or capital resources.

In July 2001, the Financial Accounting Standards Board issued SFAS 142. SFAS 142 changed the accounting for goodwill and certain intangible assets from an amortization method to an impairment approach. Management adopted SFAS 142 on January 1, 2002.  The adoption of SFAS 142 resulted in an increase in net income of approximately $150 million in 2002.  In addition, SFAS 142 required the Operating Partnership’s goodwill to be tested annually for impairment. The transition test was completed on June 30, 2002 and did not result in an indicated impairment.  The annual test was completed on September 30, 2002 and also did not result in an indicated impairment.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets”.  Management adopted this Statement on January 1, 2002 and the adoption of the Statement did not have a material effect on the Operating Partnership’s results of operations, liquidity or capital resources.

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities”.  SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002.  Although the analysis of SFAS 146 has not yet been completed, management does not believe the application of SFAS 146 will have a material effect on the Operating Partnership’s results of operations, liquidity or capital resources.

Alliance Capital adopted in 2002 the fair value method of recording compensation expense, on a prospective basis and using a straight-line amortization policy, relating to compensatory option awards of Alliance Holding Units as permitted by SFAS 123 and as amended by SFAS 148.  This accounting change was applied to option awards of Alliance Holding Units subsequent to December 31, 2001, and resulted in approximately $0.3 million of compensation expense for the year ended December 31, 2002.  In addition this change is not expected to have a material impact on net income, net operating earnings, liquidity or capital resources, of Alliance Capital for the year ending December 31, 2003.

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities”.  FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, for certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Although the analysis of FIN 46 has not yet been completed, management does not believe the application of FIN 46 will have a material effect on the Operating Partnership’s results of operations, liquidity or capital resources.

25.    Cash Distribution

On January 30, 2003, the General Partner declared a total distribution of $149.1 million or $0.59 per Alliance Capital Unit representing a distribution from Available Cash Flow (as defined in the Alliance Capital Partnership Agreement) of the Operating Partnership for the three months ended December 31, 2002. The distribution was paid on February 20, 2003 to holders of record on February 10, 2003.

26.    Quarterly Financial Data (Unaudited)

(in thousands, except per Unit data)

	Quarters Ended 2002
	December 31	September 30	June 30	March 31
Revenues	$648,085	$649,711	$724,103	$720,523
Net income	$146,717	$131,348	$165,025	$167,888
Basic net income per Unit(1)	$0.58	$0.52	$0.65	$0.67
Diluted net income per Unit(1)	$0.58	$0.52	$0.64	$0.66
Cash distributions per Unit(2)	$0.59	$0.53	$0.65	$0.67

	Quarters Ended 2001

December 31

September 30

June 30

March 31

Revenues

$

765,449

$

724,846

$

760,166

$

742,437

Net income	$150,794	$150,838	$160,719	$152,274
Basic net income per Unit(1)	$0.60	$0.60	$0.64	$0.61
Diluted net income per Unit(1)	$0.59	$0.59	$0.63	$0.59
Cash distributions per Unit(2)	$0.75	$0.75	$0.78	$0.75

(1)       Due to changes in the number of weighted average Units outstanding, quarterly net income per Unit may not add to the totals for the year.

(2)       Declared and paid during the following quarter.

Independent Auditors’ Report

The General Partner and Unitholders

Alliance Capital Management L.P.

We have audited the accompanying consolidated statements of financial condition of Alliance Capital Management L.P. and subsidiaries (“Alliance Capital”) as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in partners’ capital and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the management of the General Partner. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alliance Capital as of December 31, 2002 and 2001, and their results of operations and their cash flows for each of the periods referred to above presented in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 9 to the consolidated financial statements, in 2002, Alliance Capital changed its method of accounting for goodwill and certain intangible assets.

/s/ KPMG LLP
New York, New York
January 30, 2003

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

The General Partner does not receive any compensation from Alliance Capital or Alliance Holding for services rendered to Alliance Capital or Alliance Holding as General Partner.  The General Partner holds a 1% general partnership interest in Alliance Capital and 100,000 units of general partnership interest in Alliance Holding.  As of March 3, 2003 AXA Financial, Equitable, ACMC and ECMC, affiliates of the General Partner, held 136,715,099 Alliance Capital Units and 1,544,356 Alliance Holding Units.

The General Partner is reimbursed by Alliance Capital for all expenses incurred by it in carrying out its activities as General Partner of Alliance Capital and Alliance Holding, including compensation paid by the General Partner to its directors and officers (to the extent such persons are not compensated directly as employees of Alliance Capital) and the cost of directors and officers liability insurance obtained by the General Partner.  The General Partner was not reimbursed for any such expenses in 2002 except for directors’ fees and directors and officers liability insurance.

Directors and Executive Officers of the General Partner

The directors and executive officers of the General Partner are as follows:

Name	Age	Position

Bruce W. Calvert	56	Chairman of the Board, Chief Executive Officer and Director
Donald H. Brydon	57	Director
John D. Carifa	58	Director, President and Chief Operating Officer
Henri de Castries	48	Director
Christopher M. Condron	55	Director
Denis Duverne	49	Director
Richard S. Dziadzio	39	Director
Alfred Harrison	65	Director and Vice Chairman
Roger Hertog	61	Director and Vice Chairman
Benjamin D. Holloway	78	Director
W. Edwin Jarmain	64	Director
Peter D. Noris	47	Director
Lewis A. Sanders	56	Director, Vice Chairman and Chief Investment Officer
Frank Savage	64	Director
Lorie A. Slutsky	50	Director
Peter J. Tobin	59	Director
Stanley B. Tulin	53	Director
Dave H. Williams	70	Director and Chairman Emeritus
Andrew S. Adelson	47	Executive Vice President
John L. Blundin	62	Executive Vice President
Kathleen A. Corbet	43	Executive Vice President
Marilyn G. Fedak	56	Executive Vice President
Thomas S. Hexner	46	Executive Vice President
Michael J. Laughlin	56	Executive Vice President
Gerald M. Lieberman	56	Executive Vice President, Finance and Operations
Marc O. Mayer	45	Executive Vice President
James G. Reilly	42	Executive Vice President
Paul C. Rissman	46	Executive Vice President
Lisa A. Shalett	39	Executive Vice President
Christopher M. Toub	43	Executive Vice President
David R. Brewer, Jr.	57	Senior Vice President and General Counsel
Robert H. Joseph, Jr.	55	Senior Vice President and Chief Financial Officer

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

Mr. Brydon was elected a Director of Alliance in May 1997.  He is Chairman (and former Chief Executive Officer) of AXA Investment Managers S.A.  Mr. Brydon was formerly Barclays Group’s Deputy Chief Executive of BZW, the investment banking division of Barclays Plc., and was a member of the Executive Committee of Barclays.  Before joining BZW, Mr. Brydon was the Chief Executive and Chairman of Barclays de Zoete Wedd Investment Management Ltd. (BZWIM) and had served in various executive capacities within the Barclays organization including Barclays Investment Management Ltd. and Barclays Bank.  Mr. Brydon serves as director of Allied Domecq Plc., Amersham Plc., and Edinburgh UK Tracker Trust Plc. He also serves as Vice President of the European Asset Management Association.  AXA Investment Managers S.A. is a subsidiary of AXA, a parent of Alliance Capital and Alliance Holding.

Mr. Carifa joined Alliance in 1971 and was elected President and Chief Operating Officer on May 3, 1993.  He is Chief Executive Officer of Alliance Capital’s Mutual Funds Division and is Chairman and Director of the majority of Alliance Capital’s Mutual Fund Boards.  He was the Chief Financial Officer from 1973 until 1994.  He was an Executive Vice President from 1986 to 1993 and he was a Senior Vice President from 1980 to 1986.  He was elected a Director of Alliance in 1992. Mr. Carifa serves on the Board and the Executive Committee of The American Composers Orchestra and is a member of the Board of Governors and Executive Committee of the Investment Company Institute.

Mr. de Castries was elected a Director of Alliance in October 1993. Since May 3, 2000, he has been Chairman of the Management Board of AXA. Prior thereto, he was Vice Chairman of the Management Board of AXA, Senior Executive Vice President Financial Services and Life Insurance Activities of AXA in the United States, Germany, the United Kingdom and Benelux from 1996 to 2000; Executive Vice President Financial Services and Life Insurance Activities of AXA from 1993 to 1996; General Secretary of AXA from 1991 to 1993; and Central Director of Finances of AXA from 1989 to 1991.  Mr. de Castries is also a Director or Officer of various subsidiaries and affiliates of the AXA Group and a Director of AXA Financial, and Equitable.  Mr. de Castries was elected Vice Chairman of AXA Financial on February 14, 1996 and was elected Chairman of AXA Financial, effective April 1, 1998.  AXA, AXA Financial and Equitable are parents of Alliance Capital and Alliance Holding. Equitable is a subsidiary of AXA Financial.

Mr. Condron was elected a Director of Alliance in May 2001.  He is Director, President and Chief Executive Officer of AXA Financial, which he joined in May 2001.  He is Chairman of the Board and Chief Executive Officer of Equitable and a member of the Management Board of AXA.  Immediately prior to joining AXA Financial, Mr. Condron had served as President and Chief Operating Officer of Mellon Financial Corporation (“Mellon”) since 1999, first as President and subsequently as Chairman and Chief Executive Officer of The Dreyfus Corporation, a subsidiary of Mellon, since 1995.  He was Vice Chairman of The Boston Company from 1989 to 1993 and was then named Executive Vice President of Mellon in 1993, when Mellon acquired The Boston Company.  Mr. Condron was named Vice Chairman of Mellon in 1994.  In 1990, Mr. Condron was appointed a Director and Treasurer of Central Supply Corp.  He served on the Board of Governors of the Investment Company Institute from October 1997 through October 2000 and served on its Executive Committee from November 1998 through October 2000.  He was re-appointed to the ICI’s Board of Governors in October 2001.  In 1999, Mr. Condron was appointed a Director of The American Ireland Fund, which he also serves as Treasurer. AXA, AXA Financial, and Equitable are parents of Alliance Capital and Alliance Holding.  Equitable is a subsidiary of AXA Financial.

Mr. Duverne was elected a Director of Alliance in February 1996.  Mr. Duverne is Group Executive Vice President-Finance, Control and Strategy of AXA, which he joined as Senior Vice President in 1995.  Prior to that,

Mr. Duverne held senior positions with various French financial institutions and with the French Ministry of Finance.  He is a Director of Equitable and various other subsidiaries and affiliates of the AXA Group.  AXA and Equitable are parents of Alliance Capital and Alliance Holding.  Equitable is a subsidiary of AXA Financial.

Mr. Dziadzio was elected a Director of Alliance in February 2001. Mr. Dziadzio is Senior Vice President of AXA in support of AXA Financial and the asset management activities of AXA.  He joined AXA in 1994 as a member of the corporate finance department with responsibilities in the realm of asset management and insurance businesses, as well as other areas of activities in the United States and United Kingdom. From 1998 through December 31, 2000, Mr. Dziadzio was Chief of Finance and Administration of AXA Real Estate Investment Managers, a wholly-owned subsidiary of AXA. Prior to joining AXA, he was with Yarmouth Group, a real estate investment advisory company, holding positions in New York and London. AXA is a parent of Alliance Capital and Alliance Holding.

Mr. Harrison joined Alliance in 1978 and was elected Vice Chairman on May 3, 1993.  Mr. Harrison is in charge of Alliance Capital’s Minneapolis office and is a senior portfolio manager.  He was an Executive Vice President from 1986 to 1993 and a Senior Vice President from 1978 to 1986.  He was elected a Director of Alliance in 1992.

Mr. Hertog was elected Director and Vice Chairman of Alliance on October 2, 2000. Prior thereto, he was President and Chief Operating Officer of Bernstein which he joined as a research analyst in 1968. Mr. Hertog is currently Chairman of the Manhattan Institute, a leading policy institute specializing in urban issues. He is also a Trustee of the American Enterprise Institute for Public Policy Research in Washington, D.C. and a Trustee of the New York Public Library.  Mr. Hertog is a Director and President of SCB Inc.

Mr. Holloway was elected a Director of Alliance in November 1987.  He is a consultant to The Continental Companies.  From September 1988 until his retirement in March 1990, Mr. Holloway was a Vice Chairman of Equitable.  He served as an Executive Vice President of Equitable from 1979 until 1988.  Prior to his retirement he served as a Director and Officer of various Equitable subsidiaries.  Mr. Holloway is a Director of the Museum of Contemporary Art in Miami. Mr. Holloway was a Director of Rockefeller Center Properties, Inc. and Time Warner Inc., and is a Director Emeritus of The Duke University Management Corporation, former Chairman of The Touro National Heritage Trust, a Regent of the Cathedral of St. John the Divine and a Trustee of Duke University (Emeritus) and the American Academy in Rome (Emeritus).

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

Mr. Sanders was elected Director, Vice Chairman and Chief Investment Officer of Alliance on October 2, 2000. Prior thereto, he served as Chairman and Chief Executive Officer of Bernstein, which he joined in 1968 as a research analyst. Mr. Sanders is a Chartered Financial Analyst, a New York Stock Exchange supervisory analyst and was a member of the Institutional Investor All-America Research Team for four years.  Mr. Sanders is a Director, Chairman and the Chief Executive Officer of SCB Inc.

Mr. Savage was elected a Director of Alliance in May 1993. He served as Chairman of Alliance Capital Management International, a division of Alliance Capital, from May 1994 until July 31, 2001.  Mr. Savage is Chief Executive Officer of Savage Holdings LLC, a private equity investing firm.  In addition, Mr. Savage is a Director of Lockheed Martin Corporation and Qualcomm Inc.

Ms. Slutsky was elected a Director of Alliance in July 2002.  She has been President of The New York Community Trust since January 1990.  She is currently a Trustee of New School University, United Way of New York City and Boardsource.  Ms. Slutsky was a Trustee and Chairman of the Budget Committee of Colgate University, and has served on a number of non-profit boards.

Mr. Tobin was elected a Director of Alliance in May 2000. He has been Dean of the Tobin College of Business since August 1998. As Dean, Mr. Tobin is the chief executive and academic leader of the College of Business. Mr. Tobin was Chief Financial Officer at The Chase Manhattan Corporation from 1996 to 1997. Prior thereto, he was Chief Financial Officer of Chemical Bank (which merged with Chase in 1996) from 1991 to 1996 and Chief Financial Officer of Manufacturers Hanover Trust (which merged with Chemical in 1991) from 1985 to 1991.  Mr. Tobin is a member of the American Institute of Certified Public Accountants, the New York State Society of CPA’s and the Financial Executives Institute. He is also a member of the Independent Budget Office of New York City Advisory Board and the Boards of Directors of The H.W. Wilson Co., CIT Group Inc. and P.A. Consulting Group. He has been a Director of AXA Financial since March 1999.  AXA Financial is a parent of Alliance Capital and Alliance Holding.

Mr. Tulin was elected a Director of Alliance in July 1997.  He is Vice Chairman and Chief Financial Officer of AXA Financial and Director, Vice Chairman and Chief Financial Officer of Equitable. In addition to his current responsibilities at AXA Financial, Mr. Tulin has responsibility for Group financial communication, relations with rating agencies and consolidated risk assessment. Since December 2000, he has also been Executive Vice President of AXA and a member of its Executive Committee. Mr. Tulin was formerly Coopers & Lybrand’s Co-Chairman of the Insurance Industry Practice.  Before joining Coopers & Lybrand, Mr. Tulin was with Milliman and Robertson for 17 years.  Mr. Tulin is a Fellow of the Society of Actuaries, a Board member of the American Academy of Actuaries and a frequent speaker at actuarial and insurance industry conferences.  He is a member of the Board of Directors and Treasurer of the Jewish Theological Seminary; member of the Board of Overseers at Brandeis University Graduate School of International Economics and Finance; Board member of the American Council of Life Insurers; and a Board member of the Life Insurance Council of New York, Inc.  AXA, AXA Financial and Equitable are parents of Alliance Capital and Alliance Holding. Equitable is a subsidiary of AXA Financial.

Mr. Williams joined Alliance in 1977 and was Chairman of the Board until May 1, 2001 when he became Chairman Emeritus.  He served as a Director of Equitable from March 1991 until April 2001 and served as a Director of AXA Financial from May 1992 until April 2001.  He served as a Senior Executive Vice President of AXA from January 1997 through January 2000.  AXA, AXA Financial and Equitable are parents of Alliance Capital and Alliance Holding.

Mr. Adelson joined Alliance in October 2000, when he was named Executive Vice President and Chief Investment Officer for Global Value Equities.  Prior thereto, he served as Chief Investment Officer of Global Value Equities at Bernstein, which he joined in 1980 as a research analyst.  Mr. Adelson also served Bernstein as Research Director for Investment Management from 1983 through 1987, and Managing Director of Institutional Services from 1987 through 1990.  Mr. Adelson is a Director of SCB Inc.

Mr. Blundin joined Alliance in 1972 and was elected Executive Vice President on February 20, 1997.  He was a Senior Vice President from 1972 to 1997.  Mr. Blundin is co-head of Alliance Capital’s Disciplined Growth portfolio management team.

Ms. Corbet joined Alliance in 1993 and has been an Executive Vice President since February 1997.  Ms. Corbet has been Chief Executive Officer of Alliance Fixed Income Investors, a division of Alliance Capital, since 2000.  She served as Chairman of Alliance Capital Management Australia Limited and Alliance Capital Management New Zealand Limited, each a subsidiary of Alliance Capital, from February 2001 until June 2002, and as Chief Executive Officer of Alliance Capital Limited, a wholly-owned subsidiary of Alliance Capital, from 1998 until 2000.  She was Chief of Investment Operations of Alliance from 1997 to 1999.  She served as President and Chief Administrative Officer of Alliance Fixed Income Investors from 1995 to 1999.  She was Senior Vice President and Head of Insurance Asset Management, Money Markets and Quantitative Fixed Income Research from 1993 through 1994.  Prior to joining Alliance, Ms. Corbet was Executive Vice President and Head of Fixed Income Management Division of Equitable Capital Management Corporation, which was acquired by Alliance in 1993.  Ms. Corbet is a member of the Board of Trustees of Boston College.

Ms. Fedak joined Alliance in October 2000, when she was named Executive Vice President and Chief Investment Officer for U.S. Value Equities.  From 1993 to 2000, Ms. Fedak was Chief Investment Officer for U.S. Value Equities and Chairman of the Bernstein U.S. Equity Investment Policy Group at Bernstein, where she had previously served as a senior portfolio manager since joining the firm in 1984.  Ms. Fedak is the author of “Volatility in the Equity Market,” which was published in Investing magazine, and has spoken extensively on the value and growth styles of investing.  Ms. Fedak is a Director of SCB Inc.

Mr. Hexner joined Alliance in October 2000, when he was elected Executive Vice President.  He is President of

Bernstein Investment Research and Management, a unit of Alliance Capital, overseeing the firm’s private client business.  From 1996 to 2000, Mr. Hexner headed the private client business of Bernstein.  From 1989 to 1996, he was Managing Director of Bernstein’s West Coast investment management clients.  Mr. Hexner joined Bernstein in 1986 as a financial advisor, and was appointed National Director of Investment Planning in 1988.  Mr. Hexner is a Director of SCB Inc.

Mr. Laughlin joined Alliance in 1987.  He is currently Executive Vice President and a member of the Executive Committee.  He also serves as Chairman of the Board of AFD.

Mr. Lieberman joined Alliance in October 2000 as a member of the senior officer team from the Bernstein Acquisition.  He was named Executive Vice President, Finance and Operations in November 2000.  Prior to the Bernstein Acquisition, Mr. Lieberman was a member of Bernstein’s Board of Directors with senior responsibility for Finance and Administration.  Prior to joining Bernstein in 1998, he was Chief Financial Officer and Chief of Administration at Fidelity Investments.  He is a Trustee of the University of Connecticut Foundation and a member of the Board of Directors of American Friends of Beit Issie Shapiro.  Mr. Lieberman is also a Director of SCB Inc.

Mr. Mayer joined Alliance in October 2000.  He is currently Executive Vice President and has headed AllianceBernstein Global Institutional Investment Management since 2001.  Prior to this, Mr. Mayer headed SCB LLC after working in Bernstein’s institutional research services group since 1989 as an Institutional Investor ranked analyst and research director.  Prior to joining Bernstein, he worked for Squibb Corporation, a pharmaceutical company.  Mr. Mayer is a Director of SCB Inc.

Mr. Reilly joined Alliance in 1985 as a Vice President and research analyst.  He has been Executive Vice President and Large Cap Growth Portfolio Manager since 1999.  Mr. Reilly joined Alliance’s large cap growth team as a portfolio manager in 1988.  He served Alliance as a Senior Vice President from 1993 until 1999.

Mr. Rissman joined Alliance in 1989.  He is Executive Vice President, Director of Global Growth Equity Research and Portfolio Manager.  Mr. Rissman has been Global Director of Research for Growth Equities since 2000, and has led the Relative Value investment team and co-managed the Alliance Growth & Income Fund since 1994.  Prior to joining Alliance Capital, he taught at New York University.  Mr. Rissman is a Chartered Financial Analyst.

Ms. Shalett joined Alliance in October 2000.  She is currently the Chief Executive Officer and Chairman of the Board of SCB LLC.  Previously, Ms. Shalett served as Director of Global Research for U.S. and European companies and as senior research analyst covering capital goods and diversified industrials.  In this position, Ms. Shalett was a member of the Institutional Investor All-America Research team for three years.  Ms. Shalett joined Bernstein in 1995.  Previously, she spent six years as a management consultant at the Boston Consulting Group in New York, covering consumer and technology-intensive industries.

Mr. Toub joined Alliance in 1992 as a portfolio manager with the Disciplined Growth group.  He is currently Executive Vice President and Head of Global Growth Equities.  He served as Director of Global Equity Research from 1998 through 2000.  Prior to joining Alliance, Mr. Toub worked with Marcus, Schloss & Co. (“Marcus”), a private investment partnership, as an analyst and portfolio manager.  At that time, he was also a member of the NYSE, where he was a specialist.  Prior to Marcus, Mr. Toub worked at Bear Stearns in proprietary trading.

Mr. Brewer joined Alliance in 1987 and has been Senior Vice President and General Counsel since 1991.  From 1987 until 1990 Mr. Brewer was Vice President and Assistant General Counsel of Alliance.

Mr. Joseph joined Alliance in 1984 and has been Senior Vice President and Chief Financial Officer since December 1994.  He was Senior Vice President and Controller from 1989 until January 1994 and Senior Vice President-Finance from January 1994 until December 1994.  From 1986 until 1989 Mr. Joseph was Vice President and Controller of Alliance and from 1984 to 1986 Mr. Joseph was a Vice President and the Controller of AGIS, a subsidiary of Alliance Capital.  Mr. Joseph is a member of the Board of Trustees of Gettysburg College.

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

The General Partner has an Audit Committee composed of Messrs. Holloway, Jarmain, and Tobin, all of whom are independent directors.  The Audit Committee reports to the Board of Directors with respect to the selection and terms of engagement of the independent auditors of Alliance Capital and Alliance Holding and with respect to certain other matters.  The Audit Committee also reviews various matters relating to the accounting and auditing policies and procedures of Alliance Capital and Alliance Holding.  The Audit Committee held 7 meetings in 2002.

The General Partner has a Board Compensation Committee composed of Messrs. Calvert, Condron and Holloway and Ms. Slutsky.  The Board Compensation Committee is responsible for compensation and compensation related matters, including, but not limited to, responsibility and authority for determining bonuses, contributions and awards under most employee incentive plans or arrangements, amending or terminating such plans or arrangements or any welfare benefit plan or arrangement or adopting any new incentive, fringe benefit or welfare benefit plan or arrangement.  The Option Committee, consisting of Mr. Holloway and Ms. Slutsky, is responsible for granting options under Alliance Capital’s 1993 Unit Option Plan.  The 1997 Option Committee, consisting of Messrs. Calvert, Condron and Holloway and Ms. Slutsky, is responsible for granting options under Alliance Capital’s 1997 Long Term Incentive Plan.  The Unit Option and Unit Bonus Committee, consisting of Messrs. Holloway and Condron and Ms. Slutsky, is responsible for granting awards under Alliance Capital’s Unit Bonus Plan.  The Board Compensation Committee, Option Committee, Unit Option and Unit Bonus Committee and 1997 Option Committee consult with a Management Finance Committee consisting of Messrs. Calvert, Carifa and Sanders with respect to matters within their authority.  The Committee under the SCB Deferred Compensation Award Plan consisting of Messrs. Sanders and Hertog is responsible for granting awards under the SCB Deferred Compensation Award Plan. The Century Club Plan Committee, consisting of Messrs. Carifa and Laughlin, is responsible for granting awards under Alliance Capital’s Century Club Plan.

The General Partner pays directors who are not employees of Alliance Capital, Alliance Holding, AXA Financial or any affiliate of AXA Financial (i) an annual retainer of $20,000, (ii) a fee of $2,500 per meeting attended in person of the Board of Directors, (iii) a fee of $1,250 per meeting attended by telephone of the Board of Directors, (iv) a fee of $1,000 per meeting attended in person of a committee of the Board of Directors not held in conjunction with a Board of Directors meeting, and (v) a fee of $500 per meeting attended by telephone of a committee of the Board of Directors not held in conjunction with a Board of Directors meeting.  The General Partner also grants annually to such directors an option to purchase 10,000 Alliance Holding Units pursuant to Alliance Capital’s Unit Option Plans, the date of grant to be determined by the Board of Directors each year.  During 2002, options were granted on May 16 to Messrs. Holloway, Jarmain and Tobin and on July 25 to Ms. Slutsky.  Alliance Capital reimburses Messrs. Brydon, de Castries, Duverne, Dziadzio, Holloway, Jarmain, and Tobin and Ms. Slutsky for certain expenses incurred in attending Board of Directors’ meetings.  Other directors are not entitled to any additional compensation from the General Partner for their services as directors.  The Board of Directors meets quarterly.

Section 16 (a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the General Partner’s directors and executive officers, and persons who own more than 10% of the Alliance Holding Units or Alliance Capital Units to file with the SEC initial reports of ownership and reports of changes in ownership of Alliance Holding Units or Alliance Capital Units.  To  the  best of Alliance Holding’s knowledge, during the year ended December 31, 2002 all Section 16(a) filing requirements applicable to its executive officers, directors and 10% beneficial owners were complied with, except a Statement of Changes in Beneficial Ownership of Securities on Form 4 was filed late on behalf of Benjamin D. Holloway.  To the best of Alliance Capital’s knowledge, during the year ended December 31, 2002 all Section 16(a) filing requirements applicable to its executive officers, directors and 10% beneficial owners were complied with.

Item 11.                 Executive Compensation

The following Summary Compensation Table sets forth all plan and non-plan compensation awarded to, earned by or paid to the Chief Executive Officer and each of the four most highly compensated executive officers of the General Partner at the end of 2002 (“Named Executive Officers”):

					Long Term Compensation
		Annual Compensation (1)			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compen-sation ($) (2)	Restricted Stock Award(s) ($)	Options (#Units)	LTIP Payouts ($) (1)	All other Compen-sation ($) (3)

Bruce W. Calvert	2002	275,002	2,000,000	227,555	0	0	0	765,137
Chairman of the Board &	2001	275,002	6,000,000	4,565,988	0	0	0	1,244,649
Chief Executive Officer	2000	275,002	9,600,000	8,850,551	0	300,000	0	1,632,051

John D. Carifa	2002	275,002	2,000,000	97,380	0	0	0	817,932
President & Chief	2001	275,002	6,000,000	288,975	0	0	0	1,313,493
Operating Officer	2000	275,002	9,600,000	2,449,450	0	300,000	0	1,634,179

Lewis A. Sanders (1)	2002	275,002	3,725,000	35,221	0	0	0	540,124
Vice Chairman &	2001	275,002	2,225,000	0	0	0	0	0
Chief Investment Officer	2000	62,404	431,250	0	0	0	0	0

James G. Reilly	2002	200,000	2,200,000	1,617,105	0	50,000	0	1,585,459
Executive Vice President	2001	200,000	3,000,000	2,596,059	0	40,000	0	5,323,943
	2000	193,269	4,500,000	1,322,976	0	140,000	0	6,299,790

Paul C. Rissman (1)	2002	200,000	2,960,000	145,869	0	40,000	0	507,393
Executive Vice President	2001	189,231	3,967,000	764,775	0	60,000	0	441,591
	2000	158,654	3,478,000	906,423	0	140,000	0	373,314

(1)          Mr. Sanders became an employee of Alliance Capital on October 2, 2000, the date of the Bernstein Acquisition.  Accordingly, no amounts are included for periods prior to October 2, 2000. Column (d) includes for Mr. Sanders cash payments of $2,000,000 for 2002 and $500,000 for 2001 in respect of the performance of the Advanced Value Fund.  Column (d) includes for Mr. Rissman cash payments of $500,000 for 2002 and 2001, and $278,000 for 2000 in respect of the performance of the Alliance Growth and Income Fund.

(2)          Perquisites and personal benefits are not included in column (e) if the aggregate amount did not exceed the lesser of either $50,000 or 10% of the total annual salary and bonus reported in columns (c) and (d).

Column (e) for 2002 includes for Mr. Calvert, among other perquisites and personal benefits, distributions of $185,256 in respect of unvested Alliance Holding Units awarded under the Partners Compensation Plan, $30,099 of transportation (car allowance and air travel) and $12,200 of personal tax services.

Column (e) for 2002 includes for Mr. Carifa, among other perquisites and personal benefits, distributions of $50,987 in respect of unvested Alliance Holding Units awarded under the Partners Compensation Plan, $36,278 of transportation and $10,115 of club dues.

Column (e) for 2002 includes for Mr. Sanders, among other perquisites and personal benefits, $34,821 of transportation and $400 of club dues.

Column (e) for 2002 includes for Mr. Reilly, among other perquisites and personal benefits, $1,371,889 representing the dollar value of the difference between the exercise price and fair market value of Alliance Holding Units acquired as a result of the exercise of options, distributions of $233,163 in respect of unvested Alliance Holding Units awarded under the Partners Compensation Plan, $3,644 of transportation,  $7,259 of club dues and $1,150 of personal tax services.

Column (e) for 2002 includes for Mr. Rissman, among other perquisites and personal benefits, distributions of $144,404 in respect of unvested Alliance Holding Units awarded under the Partners Compensation Plan and $1,465 of personal tax services.

Column (e) for 2001 includes for Mr. Calvert, among other perquisites and personal benefits, $4,305,970 representing the dollar value of the difference between the exercise price and fair market value of Alliance Holding Units acquired as a result of the exercise of options, distributions of $223,031 in respect of unvested Alliance Holding Units awarded under the Partners Compensation Plan and $25,987 of transportation.

Column (e) for 2001 includes for Mr. Carifa, among other perquisites and personal benefits, distributions of $223,031 in respect of unvested Alliance Holding Units awarded under the Partners Compensation Plan, $29,800 for personal tax services and $20,279 of transportation.

Column (e) for 2001 includes for Mr. Reilly, among other perquisites and personal benefits, $2,373,733 representing the dollar value of the difference between the exercise price and fair market value of Alliance Holding Units acquired as a result of the exercise of options, distributions of $208,805 in respect of unvested Alliance Holding Units awarded under the Partners Compensation Plan, $4,495 of transportation, $7,377 of club dues and $1,650 of personal tax services.

Column (e) for 2001 includes for Mr. Rissman, among other perquisites and personal benefits, $570,100 representing the dollar value of the difference between the exercise price and fair market value of Alliance Holding Units acquired as a result of the exercise of options, distributions of $192,205 in respect of unvested Alliance Holding Units awarded under the Partners Compensation Plan and $1,520 of personal tax services.

Column (e) for 2000 includes for Mr. Calvert, among other perquisites and personal benefits, $8,687,906 representing the dollar value of the difference between the exercise price and fair market value of Alliance Holding Units and AXA Financial common stock acquired as a result of the exercise of options, distributions of $128,152 in respect of unvested Alliance Holding units awarded under the Partners Compensation Plan and $19,617 of transportation.

Column (e) for 2000 includes for Mr. Carifa, among other perquisites and personal benefits, $2,264,060 representing the dollar value of the difference between the exercise price and fair market value of AXA Financial common stock acquired as a result of the exercise of options, distributions of $128,152 in respect of unvested Alliance Holding Units awarded under the Partners Compensation Plan and $16,821 of transportation.

Column (e) for 2000 includes for Mr. Reilly, among other perquisites and personal benefits, $1,210,000 representing the dollar value of the difference between the exercise price and fair market value of Alliance Holding Units acquired as a result of the exercise of options, distributions of $102,523 in respect of unvested Alliance Holding Units awarded under the Partners Compensation Plan, $3,769 of transportation, $4,758 of club dues and $1,925 of personal tax services.

Column (e) for 2000 includes for Mr. Rissman, among other perquisites and personal benefits, $819,562 representing the dollar value of the difference between the exercise price and fair market value of Alliance Holding Units acquired as a result of the exercise of options, distributions of $85,436 in respect of unvested Alliance Holding Units awarded under the Partners Compensation Plan, and $1,425 of personal tax services.

(3)          Column (i) includes award amounts vested and earnings credited in 2000, 2001 and 2002 in respect of the Alliance Partners Compensation Plan, SCB Deferred Compensation Award Plan, the Alliance Capital Management L.P. Annual Elective Deferral Plan (“Alliance Deferral Plan”) and in respect of association with the hedge funds. The table does not include any amounts in respect of 2002 awards under the Alliance Partners Compensation Plan, the SCB Deferred Compensation Award Plan or in respect of association with the hedge funds since none of these awards or contributions have vested and no earnings have been credited in respect thereof.  Alliance Capital adopted the SCB Deferred Compensation Award Plan in connection with the Bernstein Acquisition.  Under the SCB Deferred Compensation Award Plan Alliance Capital agreed to make awards of $96 million per year for three years after the closing for the benefit of certain individuals who were stockholders or principals of SCB Inc. on the closing date and their replacements.

Column (i) includes the following amounts for 2002:

	Bruce W. Calvert	John D. Carifa	Lewis A. Sanders	James G. Reilly	Paul C. Rissman

Earnings Accrued on Partners Plan Balances	$2,065	$2,341	$0	$0	$0
Vesting of Awards and Accrued Earnings Under Capital Accumulation Plan	52,865	50,670	0	0	0
Vesting of Awards and Accrued Earnings Under Alliance Partners Compensation Plan	683,370	683,370	0	447,285	432,850
Receipt of Awards and Accrued Earnings in Respect of Association with Hedge Funds	0	0	539,350	1,117,034	0
Vesting of Awards and Accrued Earnings Under Alliance Deferral Plan	0	54,714	0	0	52,833

Profit Sharing Plan Contribution	20,000	20,000	0	20,000	20,000

Term Life Insurance Premiums	6,837	6,837	774	1,140	1,710

Total	$765,137	$817,932	$540,124	$1,585,459	$507,393

Option Grants in 2002

The table below shows information regarding grants of options made to the Named Executive Officers under the 1993 Unit Option Plan and the 1997 Long Term Incentive Plan (“Alliance Capital Option Plans”) during 2002.  The amounts shown for each of the Named Executive Officers as potential realizable values are based on assumed annualized rates of appreciation of five percent and ten percent over the full ten-year term of the options, which would result in Alliance Holding Unit prices of approximately $54.05 and $86.06, respectively.  The amounts shown as potential realizable values for all Alliance Holding Unitholders represent the corresponding increases in the market value of 76,746,450 outstanding Alliance Holding Units held by all Alliance Holding Unitholders as of December 31, 2002, which would total approximately $1.6 billion and $4.1 billion, respectively.  No gain to the optionees is possible without an increase in Alliance Holding Unit price which will benefit all Alliance Holding Unitholders proportionately.  These potential realizable values are based solely on assumed rates of appreciation required by applicable SEC regulations.  Actual gains, if any, on option exercises and Alliance Holding Unitholdings are dependent on the future performance of the Alliance Holding Units.  There can be no assurance that the potential realizable values shown in this table will be achieved.

Option Grants In 2002

	Individual Grants(1)				Potential Realizable Value at Assumed Annual Rates of Unit Price Appreciation for Option Term
Name	Number of Securities Underlying Options Granted (#/Units)	% of total Options Granted to Employees in Fiscal Year(2)	Exercise Price ($/Unit)	Expiration Date	5% ($)	10% ($)
Bruce W. Calvert	0	N/A	N/A	N/A	N/A	N/A
John D. Carifa	0	N/A	N/A	N/A	N/A	N/A
Lewis A. Sanders	0	N/A	N/A	N/A	N/A	N/A
James G. Reilly	50,000	2.0%	33.18	12/06/2012	1,043,336	2,644,019
Paul C. Rissman	40,000	1.6%	33.18	12/06/2012	834,669	2,155,215

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

(2)   Options in respect of 2,468,500 Alliance Holding Units were granted in 2002.

Aggregated Option Exercises in 2002 and 2002 Year-End Option Values

The following table summarizes for each of the Named Executive Officers the number of options exercised during 2002, the aggregate dollar value realized upon exercise, the total number of Alliance Holding Units subject to unexercised options held at December 31, 2002, and the aggregate dollar value of in-the-money, unexercised options held at December 31, 2002.  Value realized upon exercise is the difference between the fair market value of the underlying Alliance Holding Units on the exercise date and the exercise price of the option.  Value of unexercised, in-the-money options at fiscal year-end is the difference between its exercise price and the fair market value of the underlying Alliance Holding Units on December 31, 2002, which was $31.00 per Alliance Holding Unit.  These values have not been, and may never be, realized.  The underlying options have not been, and may never be, exercised, and actual gains, if any, on exercise will depend on the value of Alliance Holding Units on the date of exercise.  There can be no assurance that these values will be realized.

Aggregated Option Exercises In 2002

And December 31, 2002 Option Values

	Options Exercised	Value Realized	Number of Alliance Holding Units Underlying Unexpired Options at December 31, 2002		Value of Unexercised In-the-Money Options at December 31, 2002 ($) (1)
Name	(# Units)	($)	Exercisable	Unexercisable	Exercisable	Unexercisable

Bruce W. Calvert	0	N/A	1,020,000	280,000	12,521,875	468,750
John D. Carifa	0	N/A	870,000	280,000	9,375,000	468,750
Lewis A. Sanders	0	N/A	0	0	0	0
James G. Reilly	54,000	1,371,889	88,000	188,000	18,000	40,125
Paul C. Rissman	0	N/A	83,000	188,000	82,000	35,625

(1)   In-the-Money Options are those where the fair market value of the underlying Alliance Holding Units exceeds the exercise price of the option.  The Named Executive Officers hold no other options in respect of the Alliance Holding Units or the Alliance Capital Units.

Options to acquire Alliance Holding Units are granted by Alliance Capital to its employees and non-employee Directors of the General Partner.  Upon exercise of options, Alliance Holding exchanges the proceeds from exercise for a number of Alliance Capital Units equal to the number of Alliance Holding Units acquired pursuant to the option exercises, thus increasing Alliance Holding’s investment in Alliance Capital.

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

In connection with the Bernstein Acquisition Mr. Sanders entered into an employment agreement with Alliance Capital that expires on October 2, 2003.  Under the terms of the employment agreement Mr. Sanders has agreed (i) not to engage, directly or indirectly, in any business that is competitive with Alliance Capital for a period through October 2, 2003 or, in the event of a termination by Alliance Capital without cause (as defined in the employment agreement, or by Mr. Sanders for good reason (as defined in the employment agreement), through the date of such termination; (ii) not to solicit or entice away any employee of Alliance Capital for a period through October 2, 2003 or, in the event of a termination by Alliance Capital without cause or by Mr. Sanders for good reason, through the date of such termination, and (iii) not to solicit or entice away any clients or accounts of Alliance Capital through the earlier of October 2, 2003 and the end of the one year period beginning on the date as of which employment is terminated.  “Good reason” under the employment agreement includes any failure of Mr. Sanders to be elected to the Board of Directors of Alliance or the removal of Mr. Sanders from the Board without cause.  The employment agreement provides for an annual minimum base salary of $1,000,000 per year and provides that Mr. Sanders shall receive minimum annual awards under the SCB Deferred Compensation Award Plan of $5,333,000.

On March 7, 2003 Mr. Bruce W. Calvert entered into an agreement under which Mr. Calvert has agreed to be employed by Alliance Capital until March 31, 2009 (“Employment Term”).  Mr. Calvert agreed to continue to serve as Chief Executive Officer until June 30, 2003 and to continue to serve as Chairman until December 31, 2004.  From July 1, 2003 until the end of the Employment Term Mr. Calvert will serve as an executive adviser to the Chief Executive Officer.  The agreement provides that Mr. Calvert will be paid a minimum base salary of $275,000 in 2003 and 2004 and $120,000 per year for the remainder of the Employment Term.  Mr. Calvert is entitled to receive minimum annual bonuses of $1,000,000 and $500,000 for calendar years 2003 and 2004, respectively, and minimum contributions under the Alliance Partners Compensation Plan of $1,000,000 and $500,000 for calendar years 2003 and 2004, respectively.  During the Employment Term Mr. Calvert is entitled to perquisites on the same terms as the Chief Executive Officer and President.  Such perquisites currently include club memberships and the use of an automobile provided by Alliance Capital.  Also, during the Employment Term any travel, including use of Alliance Capital’s leased or owned aircraft, will be on the same basis and manner as travel by the Chief Executive Officer and President.  While serving as Chairman Mr. Calvert is entitled to the services of a chauffeur in connection with his services to Alliance Capital.  Alliance Capital has agreed to provide Mr. Calvert with a monthly allowance to cover Mr. Calvert’s costs in furnishing, equipping and operating an office at a separate location from September 30, 2003 until the end of the Employment Term.

Certain Employee Benefit Plans

Retirement Plan.  Alliance Capital maintains a qualified, non-contributory, defined benefit retirement plan covering most employees of Alliance Capital who were employed by Alliance Capital prior to October 2, 2000.  Employer contributions are determined by application of actuarial methods and assumptions to reflect the cost of benefits under the plan.  Each participant’s benefits are determined under a formula which takes into account years of credited service, the participant’s average compensation over prescribed periods and Social Security covered compensation.  The maximum annual benefit payable under the plan may not exceed the lesser of $100,000 or 100% of a participant’s average aggregate compensation for the three consecutive years in which he received the highest aggregate compensation from Alliance Capital or such lower limit as may be imposed by the Internal Revenue Code on certain participants by reason of their coverage under another qualified plan maintained by Alliance Capital. A participant is fully vested after the completion of five years of service.  The plan generally provides for payments to or on behalf of each vested employee upon such employee’s retirement at the normal retirement age provided under the plan or later, although provision is made for payment of early retirement benefits on an actuarially reduced basis.  Normal retirement age under the plan is 65.  Death benefits are payable to the surviving spouse of an employee who dies with a vested benefit under the plan.

The table below sets forth with respect to the retirement plan the estimated annual straight life annuity benefits payable upon retirement at normal retirement age for employees with the remuneration and years of service indicated.

	Estimated Annual Benefits
Average Final Compensation	Years of Service at Retirement
	15	20	25	30	35	40	45

$ 100,000	$18,213	$24,284	$30,355	$36,426	$42,497	$47,497	$52,497
150,000	29,463	39,284	49,105	58,926	68,747	76,247	83,747
200,000	40,713	54,284	67,855	81,426	94,997	100,000	100,000
250,000	51,963	69,284	86,605	100,000	100,000	100,000	100,000
300,000	63,213	84,284	100,000	100,000	100,000	100,000	100,000

Assuming they are employed by Alliance Capital until age 65, the credited years of service under the plan for Messrs. Calvert, Carifa, Reilly and Rissman would be 38, 40, 42 and 32, respectively.  Compensation on which plan benefits are based includes only base compensation and not bonuses, incentive compensation, profit-sharing plan contributions or deferred compensation.  The compensation for calculation of plan benefits for each of these four individuals for 2002 is $200,000, $200,000, $200,000 and $200,000, respectively, and Mr. Sanders is not eligible to participate in the retirement plan.

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

Name	Estimated Annual Retirement Benefit

Bruce W. Calvert	$154,502.00
John D. Carifa	124,496.00

Item 12.                 Security Ownership of Certain Beneficial Owners and Management

Principal Security Holders

Alliance Capital has no information that any person beneficially owns more than 5% of the outstanding Alliance Capital Units except  (i) AXA Financial, Equitable, ACMC and ECMC (Equitable, ACMC and ECMC are wholly-owned subsidiaries of AXA Financial) as reported on Amendment No. 1 to Schedule 13D dated November 27, 2002 and a subsequent Form 4 dated December 24, 2002 filed with the SEC by AXA Financial and certain of its affiliates pursuant to the Exchange Act and (ii) SCB Inc. and SCB Partners Inc. (SCB Partners Inc. is a wholly-owned subsidiary of SCB Inc.) as reported on Amendment No. 1 to Schedule 13D dated November 25, 2002, filed with the SEC by SCB Inc. and SCB Partners Inc. pursuant to the Exchange Act.  The following table and notes have been prepared in reliance upon such filings for the nature of ownership and an explanation of overlapping ownership.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership Reported on Schedule	Percent of Class

AXA (1)(2)(3)(4)(6)	136,715,099	54.6%
25 avenue Matignon
75008 Paris
France

AXA Financial (1)(2)(3)(4)(6) 1290 Avenue of the Americas New York, NY 10019	136,715,099	54.6%

SCB Inc. (5)(6)	32,640,000	13.0%
SCB Partners Inc. (5)(6)
50 Main Street, Suite 1000
White Plains, NY 10606

(1)          Based on information provided by AXA Financial, at March 3, 2003, AXA and certain of its subsidiaries beneficially owned all of AXA Financial’s outstanding common stock.  For insurance regulatory purposes the shares of capital stock of AXA Financial beneficially owned by AXA and its subsidiaries have been deposited into a voting trust (“Voting Trust”) the term of which has been extended until May 12, 2012.  The trustees of the Voting Trust (the “Voting Trustees”) are Claude Bébéar, Henri de Castries and Francoise Colloc'h, each of whom serves either on the Management Board or on the Supervisory Board of AXA.  The Voting Trustees have agreed to exercise their voting rights to protect the legitimate economic interests of AXA, but with a view to ensuring that certain minority shareholders of AXA do not exercise control over AXA Financial or certain of its insurance subsidiaries.

(2)          Based on information provided by AXA, on March 3, 2003, approximately 17.70 of the issued ordinary- shares (representing 28.71% of the voting power) of AXA were owned directly and indirectly by Finaxa, a French holding company.  As of January 1, 2003, 70.13% of the shares (representing 79.83% of the voting power) of Finaxa were owned by three French mutual insurance companies (the “Mutuelles AXA”) and 21.82% of the shares of Finaxa (representing 13.32% of the voting power) were owned by BNP Paribas, a French bank.  On January 1, 2003, the Mutuelles AXA owned directly or indirectly through intermediate holding companies (including Finaxa) approximately 20.48% of the issued ordinary shares (representing 33.16% of the voting power) of AXA.

(3)          The Voting Trustees may be deemed to be beneficial owners of all Alliance Capital Units beneficially owned by AXA and its subsidiaries.  In addition, the Mutuelles AXA, as a group, and Finaxa may be deemed to be beneficial owners of all Alliance Capital Units beneficially owned by AXA and its subsidiaries.  By virtue of the provisions of the Voting Trust Agreement, AXA may be deemed to have shared voting power with respect to the Alliance Capital Units.  AXA and its subsidiaries have the power to dispose or direct the disposition of all shares of the capital stock of AXA Financial deposited in the Voting Trust.  The Mutuelles AXA, as a group, and Finaxa may be deemed to share the power to vote or to direct the vote and to dispose or to direct the disposition of all the Alliance Capital Units beneficially owned by AXA and its subsidiaries.  The address of each of AXA and the Voting Trustees is 25 avenue Matignon, 75008 Paris, France.  The address of Finaxa is 23 avenue Matignon, 75008 Paris, France.  The addresses of the Mutuelles AXA are as follows:  the address of each of AXA Assurances Vie Mutuelle and AXA Assurances I.A.R.D. Mutuelle is 370 rue Saint Honoré, 75001 Paris, France; and the address of AXA Courtage Assurance Mutuelle is 26 rue Louis le Grand, 75002 Paris, France.  The address of BNP Paribas is 3 rue d’Antin, Paris, France.

(4)          By reason of their relationship, AXA, the Voting Trustees, the Mutuelles AXA, Finaxa, AXA Financial, AXA Financial Services, LLC, Equitable, Equitable Holdings, LLC, ACMC and ECMC may be deemed to share the power to vote or to direct the vote and to dispose or direct the disposition of all or a portion of the 136,715,099 Alliance Capital Units.

(5)          SCB Partners Inc. is a wholly-owned subsidiary of SCB Inc.  Mr. Sanders is a Director, the Chairman and the Chief Executive Officer of SCB Inc. and is the owner of an approximate 22.2% equity interest in SCB Inc.  Mr. Hertog is a Director, President and Chief Operating Officer of SCB Inc. and is the owner of an approximate 10% equity interest in SCB Inc.  Mr. Lieberman is a Director and the Chief Financial Officer of SCB Inc. and is the owner of a less than 1% equity interest in SCB Inc.  Mr. Sanders, Mr. Hertog and Mr. Lieberman disclaim beneficial ownership of the 32,640,000 Alliance Capital Units owned by SCB Partners Inc.

(6)          In connection with the Bernstein Acquisition SCB Inc., Alliance Capital and AXA Financial entered into a purchase agreement under which SCB Inc. has the right to sell or assign up to 2.8 million Alliance Capital Units issued in connection with the Bernstein Acquisition at any time.  SCB Inc. has the right (“Put”) to sell to AXA Financial or an entity designated by AXA Financial up to 8.16 million Alliance Capital Units issued in connection with the Bernstein Acquisition each year less any Alliance Capital Units SCB Inc. may have otherwise transferred that year.  The Put rights expire on October 2, 2010.  Generally, SCB Inc. may exercise its Put rights only once per year and SCB Inc. may not deliver an exercise notice regarding its Put rights until at least nine months after it delivered its immediately preceding exercise notice.  On November 25, 2002, a subsidiary of AXA Financial purchased 8.16 million Alliance Capital Units from SCB Partners Inc., a wholly owned subsidiary of SCB Inc. pursuant to an exercise of the Put rights by SCB Inc.

At March 3, 2003, Alliance Holding, 1345 Avenue of the Americas, New York, NY 10105, owned 76,817,850 or 30.7% of the outstanding Alliance Capital Units.

Alliance Holding does not have any information that any person beneficially owns more than 5% of the outstanding Alliance Holding Units.

Management

The following table sets forth, as of March 3, 2003, the beneficial ownership of Alliance Capital Units by each director and each Named Executive Officer of the General Partner and by all directors and executive officers of the General Partner as a group:

Name of Beneficial Owner	Number of Alliance Capital Units and Nature of Beneficial Ownership	Percent of Class

Bruce W. Calvert (1)	500,000		*
Donald H. Brydon (1)	0		*
John D. Carifa (1)	1,020,000		*
Henri de Castries (1)	0		*
Christopher M. Condron (1)	0		*
Denis Duverne (1)	0		*
Richard S. Dziadzio (1)	0		*
Alfred Harrison (1)	365,410		*
Roger Hertog (1)(2)	0		*
Benjamin D. Holloway	0		*
W. Edwin Jarmain (1)	0		*
Peter D. Noris (1)	0		*
Lewis A. Sanders (1)(2)	0		*
Frank Savage (1)	10,000		*
Lorie A. Slutsky	0		*
Peter J. Tobin (1)	0		*
Stanley B. Tulin (1)	0		*
Dave H. Williams (1)	759,036		*
James G. Reilly (1)	0		*
Paul C. Rissman (1)	0		*
All Directors and executive officers of the General Partner as a Group (32 persons) (1)(2)	2,654,446	1.1%

*                 Number of Alliance Capital Units listed represents less than 1% of the Units outstanding.

(1)          Excludes Alliance Capital Units beneficially owned by AXA, AXA Financial and/or Equitable.  Messrs. Calvert, Brydon, de Castries, Condron, Duverne, Dziadzio, Jarmain, Noris, Tobin  and Tulin are directors and/or officers of AXA, AXA Financial and/or Equitable.  Messrs. Calvert, Carifa, Harrison, Hertog, Reilly, Rissman, Sanders, Savage and Williams are directors and/or officers of Alliance.

(2)          Excludes 32,640,000 Alliance Capital Units beneficially owned by SCB Inc. and SCB Partners Inc., a wholly-owned subsidiary of SCB Inc.  Mr. Sanders is a Director, the Chairman and the Chief Executive Officer of SCB Inc. and is the owner of an approximate 22.2% equity interest in SCB Inc.  Mr. Hertog is a Director, President and Chief Operating Officer of SCB Inc. and is the owner of an approximate 10% equity interest in SCB Inc.  Mr. Sanders and Mr. Hertog disclaim beneficial interest in the 32,640,000 Alliance Capital Units owned by SCB Partners Inc.

The following table sets forth, as of March 3, 2003, the beneficial ownership of Alliance Holding Units by each director and each Named Executive Officer of the General Partner and by all directors and executive officers of the General Partner as a group:

Name of Beneficial Owner	Number of Alliance Holding Units and Nature of Beneficial Ownership	Percent of Class

Bruce W. Calvert (1)(2)	1,600,343	2.1%
Donald H. Brydon (1)	0	*
John D. Carifa (1)(3)	2,006,217	2.6%
Henri de Castries (1)	2,000	*
Christopher M. Condron (1)	10,000	*
Denis Duverne (1)	2,000	*
Richard S. Dziadzio (1)	0	*
Alfred Harrison (1)(4)	589,042	*
Roger Hertog (1)	0	*
Benjamin D. Holloway(5)	12,500	*
W. Edwin Jarmain (6)	4,000	*
Peter D. Noris (1)	0	*
Lewis A. Sanders (1)	0	*
Frank Savage (1)	75,000	*
Lorie A. Slutsky	150	*
Peter J. Tobin (7)	2,000	*
Stanley B. Tulin (1)	4,000	*
Dave H. Williams (1)	612,517	*
James G. Reilly (1)(8)	340,939	*
Paul C. Rissman (1)(9)	226,243	*
All Directors and executive officers of the General Partner as a Group (32 persons)(10)	7,628,409	9.5%

*                 Number of Alliance Holding Units listed represents less than 1% of the Units outstanding.

(1)          Excludes Alliance Holding Units beneficially owned by AXA, AXA Financial and/or Equitable.  Messrs. Calvert, Brydon, de Castries, Condron, Duverne, Dziadzio, Jarmain, Noris, Tobin and Tulin are directors and/or officers of AXA, AXA Financial and/or Equitable.  Messrs. Calvert, Carifa, Harrison, Hertog, Reilly, Rissman, Sanders, Savage and Williams are directors and/or officers of Alliance.

(2)          Includes 1,020,000 Alliance Holding Units which may be acquired within 60 days under Alliance Capital Option Plans.

(3)          Includes 870,000 Alliance Holding Units which may be acquired within 60 days under Alliance Capital Option Plans and 1,200 Alliance Holding Units owned by Mr. Carifa’s children.

(4)          Includes 120,000 Alliance Holding Units which may be acquired within 60 days under Alliance Capital Option Plans.

(5)          Includes 4,000 Alliance Holding Units which may be acquired within 60 days under Alliance Capital Option Plans.

(6)          Includes 2,000 Alliance Holding Units which may be acquired within 60 days under Alliance Capital Option Plans.

(7)          Represents 2,000 Alliance Holding Units which may be acquired within 60 days under Alliance Capital Option Plans.

(8)          Includes 88,000 Alliance Holding Units which may be acquired within 60 days under Alliance Capital Option Plans.

(9)          Includes 83,000 Alliance Holding Units which may be acquired within 60 days under Alliance Capital Option Plans.

(10) Includes 3,264,500 Alliance Holding Units which may be acquired within 60 days under Alliance Capital Option  Plans.

The following tables set forth, as of March 3, 2003, the beneficial ownership of the common stock of AXA and Finaxa by each director and each Named Executive Officer of the General Partner and by all directors and executive officers of the General Partner as a group:

AXA Common Stock (1)

Name of Beneficial Owner	Number of Shares and Nature of Beneficial Ownership	Percent of Class

Bruce W. Calvert (2)	20,288	*
Donald H. Brydon (3)	146,420	*
John D. Carifa (4)	100,396	*
Henri de Castries (5)	1,382,040	*
Christopher M. Condron (6)	610,139	*
Denis Duverne (7)	613,116	*
Richard S. Dziadzio (8)	13,239	*
Alfred Harrison	0	*
Roger Hertog	0	*
Benjamin D. Holloway	438	*
W. Edwin Jarmain (9)	16,932	*
Peter D. Noris (10)	448,174	*
Lewis A. Sanders	0	*
Frank Savage	130	*
Lorie A. Slutsky	0	*
Peter J. Tobin (11)	8,163	*
Stanley B. Tulin (12)	1,710,509	*
Dave H. Williams	0	*
James G. Reilly	0	*
Paul C. Rissman	0	*
All Directors and executive officers of the General Partner as a	5,070,184	*
Group (32 persons)(13)

*	Number of shares listed represents less than one percent (1%) of the outstanding AXA common stock.
(1)	Holdings of AXA American Depositary Shares are expressed as their equivalent in AXA common stock. Each AXA American Depositary Share represents the right to receive one AXA ordinary share.
(2)	Represents 20,288 shares subject to options held by Mr. Calvert, which options Mr. Calvert has the right to exercise within 60 days.
(3)	Includes 145,796 shares subject to options held by Mr. Brydon, which options Mr. Brydon has the right to exercise within 60 days.
(4)	Includes 20,288 shares subject to options and 79,108 AXA American Depositary Shares subject to options held by Mr. Carifa, which options Mr. Carifa has the right to exercise within 60 days.
(5)

Includes 992,744 shares subject to options and 284,796 AXA American Depositary Shares subject to options held by Mr. de Castries, which options Mr. de Castries has the right to exercise within 60 days and 30,000 shares owned by Mr. de Castries’ minor children.

(6)	Includes 308,522 AXA American Depositary Shares subject to options, which options Mr. Condron has the right to exercise within 60 days.
(7)	Includes 429,856 shares subject to options and 158,220 AXA American Depositary Shares subject to options, which options Mr. Duverne has the right to exercise within 60 days.
(8)	Represents 13,239 shares subject to options held by Mr. Dziadzio, which options Mr. Dziadzio has the right to exercise within 60 days.
(9)

Includes 11,800 AXA American Depositary Shares owned by Jarmain Group Inc.  Mr. Jarmain controls Jarmain Group Inc.  Also includes 5,132 AXA American Depositary Shares issuable on a deferred basis as of March 3, 2003 under AXA Financial’s Stock Plan for Directors.

(10)	Includes 62,287 shares subject to options and 340,549 AXA American Depositary Shares subject to options held by Mr. Noris, which options Mr. Noris has the right to exercise within 60 days.
(11)

Includes 3,540 AXA American Depositary Shares Mr. Tobin owns jointly with his spouse and 4,623 AXA American Depositary Shares issuable on a deferred basis as of March 3, 2003 under AXA Financial’s Stock Plan for Directors.

(12)	Includes 89,419 shares subject to options and 1,314,349 AXA American Depositary Shares subject to options held by Mr. Tulin, which options Mr. Tulin has the right to exercise within 60 days.
(13)	Includes 1,773,917 shares and 2,485,544 AXA American Depositary Shares subject to options, which options may be exercised within 60 days.

Finaxa Common Stock

Name of Beneficial Owner	Number of Shares and Nature of Beneficial Ownership	Percent of Class

Bruce W. Calvert	0	*
Donald H. Brydon	0	*
John D. Carifa	0	*
Henri de Castries (1)	122,262	*
Christopher M. Condron	0	*
Denis Duverne	0	*
Richard S. Dziadzio	0	*
Alfred Harrison	0	*
Roger Hertog	0	*
Benjamin D. Holloway	0	*
W. Edwin Jarmain	0	*
Peter D. Noris	0	*
Lewis A. Sanders	0	*
Frank Savage	0	*
Lorie A. Slutsky	0	*
Peter J. Tobin	0	*
Stanley B. Tulin	0	*
Dave H. Williams	0	*
James G. Reilly	0	*
Paul C. Rissman	0	*
All Directors and executive officers of the General Partner as a	122,262	*
Group (32 persons)

*	Number of shares listed represents less than one percent (1%) of the outstanding Finaxa common stock.
(1)	Includes 60,000 shares subject to options held by Mr. de Castries, which options Mr. de Castries has the right to exercise within 60 days.

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

Financial Services

The Alliance Capital Partnership Agreement and the Alliance Holding Partnership Agreement permit AXA and its affiliates to provide services to Alliance Capital and Alliance Holding on terms comparable to (or more favorable to Alliance Capital than) those that would prevail in a transaction with an unaffiliated third party.  The General Partner believes that its arrangements with Equitable and its affiliates are at least as favorable to Alliance Capital and Alliance

Holding as could be obtained from an unaffiliated third party, based on its knowledge of and inquiry with respect to comparable arrangements with or between unaffiliated third parties.

Alliance Capital acts as the investment manager for the general and separate accounts of Equitable and its insurance company subsidiary pursuant to investment advisory agreements.  During 2002 Alliance Capital received approximately $38.9 million in fees pursuant to these agreements.  In connection with the services provided under these agreements Alliance Capital provides ancillary accounting, valuation, reporting, treasury and other services under service agreements.  During 2002 Alliance Capital received approximately $4.2 million in fees pursuant to these agreements.  Equitable provides certain legal and other services to Alliance Capital relating to certain insurance and other regulatory aspects of the general and separate accounts of Equitable and its insurance company subsidiary.  During 2002 Alliance Capital paid approximately $1.0 million to Equitable for these services.

Equitable has issued life insurance policies to ACMC on certain employees of Alliance Capital, the costs of which are borne by ACMC without reimbursement by Alliance Capital.  During 2002 ACMC paid approximately $2.9 million in insurance premiums on these policies.

Alliance Capital and its employees are covered under various insurance policies maintained by Equitable and its subsidiaries.  The amount of premiums for these group policies paid or accrued by Alliance Capital to Equitable was approximately $2.1 million for 2002.

Alliance Capital provides investment management services to certain separate accounts of Equitable.  Advisory fees from these accounts totaled approximately $3.1 million for 2002.

In April 1996 Alliance Capital acquired the United States investing activities and business of National Mutual Funds Management (“NMFM”), a subsidiary of AXA.  In connection therewith, Alliance Capital entered into investment management agreements with AXA Asia Pacific Holdings Limited (“AXA Asia Pacific”), a subsidiary of AXA, and various of its subsidiaries (collectively, the “AXA Asia Pacific Group”). In 2002, the management fees related to services provided by Alliance Capital and its subsidiaries under these agreements amounted to approximately $2.5 million.

AXA Advisors was Alliance Capital’s second largest distributor of U.S. Funds in 2002 for which AXA Advisors received sales concessions from Alliance Capital on sales of $497 million.  In 2002, AXA Advisors also distributed certain of Alliance Capital’s cash management products.  AXA Advisors received distribution payments totaling $6.1 million in 2002 for these services.  Various subsidiaries of AXA distribute certain of Alliance Capital’s Offshore Funds, for which such entities received aggregate distribution payments of approximately $306,000 in 2002.

Alliance Capital and its subsidiaries provide investment management services to AXA Reinsurance Company, a subsidiary of AXA, and its affiliates, pursuant to discretionary investment advisory agreements.  In  2002, the management fees related to services provided by Alliance Capital and its subsidiaries under such agreements amounted to approximately $2.6 million.

Alliance Capital and its subsidiaries provide investment management services to AXA World Funds, a Luxembourg fund, pursuant to a sub-advisory agreement between Alliance Capital and AXA Funds Management SA, a subsidiary of AXA.  In 2002, the sub-advisory fees related to services provided by Alliance Capital and its subsidiaries under the sub-advisory agreement amounted to approximately $1.3 million.

Alliance Capital and its subsidiaries provide investment management services to Nichidan Life Insurance Co., Ltd., a subsidiary of AXA, pursuant to various advisory agreements. In 2002, the advisory fees related to services provided by Alliance Capital and its subsidiaries under the advisory agreements amounted to approximately $874,000.

Alliance Capital and its subsidiaries provide investment management services to AXA Corporate Solutions Insurance Company and AXA Corporate Solutions Excess & Surplus Insurance Company, subsidiaries of AXA, jointly, pursuant to discretionary investment advisory agreements. In 2002, the advisory fees related to services provided by Alliance Capital under the agreements amounted to approximately $278,000.

Alliance Capital and its subsidiaries provide investment management services to AXA Foundation, Inc., the philanthropic arm of AXA Financial, pursuant to a discretionary investment advisory agreement.  In 2002, the advisory fees related to services provided by Alliance Capital under the agreement amounted to approximately $72,315.

Alliance Capital and its subsidiaries provide investment management services to AXA UK Group Pension Scheme, a pension trust of a subsidiary of AXA, pursuant to a discretionary investment advisory agreement.  In 2002, the advisory fees related to services provided by Alliance Capital under the agreement amounted to approximately $558,000.

Alliance Capital and its subsidiaries provide investment management services to AXA Insurance (Canada), a subsidiary of AXA, and its affiliates, pursuant to investment advisory agreements.  In 2002, the advisory fees related to services provided by Alliance Capital under the agreements amounted to approximately $204,000.

Alliance Capital and its subsidiaries provide investment management services to AXA Re Property & Insurance Company, a subsidiary of AXA, and its affiliates, pursuant to investment advisory agreements.  In 2002, the advisory fees related to services provided by Alliance Capital under the agreements amounted to approximately $64,000.

Alliance Capital and its subsidiaries provide investment management services to New-Alliance Asset Management (Asia) Limited, an affiliate of Alliance Capital, and received $1.1 million in 2002.

Other Transactions

On  February 1, 2001 Alliance Capital and AXA Asia Pacific entered into a Subscription and Shareholders Agreement under which they established two new investment management companies in Australia and New Zealand named Alliance Capital Management Australia Limited and Alliance Capital Management New Zealand Limited, respectively.  AXA Asia Pacific and Alliance Capital each own fifty percent (50%) of the equity of each new company and have equal representation on the Boards. The new companies currently manage approximately $8.7 billion in assets, and recognized $14.1 million in management fees in 2002.   In addition, Alliance Capital Management Australia Limited is required to pay a fee for office and related expenses to AXA Asia Pacific and such amount totaled approximately $300,000 in 2002.

During 2002 Alliance Capital paid for certain legal and other expenses incurred by Equitable and its insurance company subsidiary relating to the general and separate accounts of Equitable and such subsidiary of approximately $266,000 for which it has been or will be fully reimbursed by Equitable.

Equitable and its affiliates are not obligated to provide funds to Alliance Capital, except for ACMC’s and the General Partner’s obligation to fund certain of Alliance Capital’s deferred compensation and employee benefit plan obligations referred to under “Item 11.  Executive Compensation - Compensation Agreements with Named Executive Officers.”

In 1999 GIE Informatique AXA, an affiliate of AXA, entered into a technology cost contribution agreement with various AXA subsidiaries, including Alliance Capital, to enable the participants to share the costs and benefits of cooperative technology development through GIE Informatique AXA.  All participants are joint owners of the technology and processes developed under this agreement.  In 2002 Alliance Capital’s share of such costs was approximately $1.4 million.  Alliance Capital anticipates to pay its share of such costs under this agreement in 2003.

In 2001 Alliance Capital entered into a Services Agreement with Equitable pursuant to which Equitable agreed to provide certain data processing services and functions for a service fee not to exceed Equitable’s direct and indirect costs and expenses as determined in accordance with the New York Insurance Law and regulations thereunder.  Alliance Capital paid Equitable a service fee of approximately $2.7 million in 2002.

Mr. Dave H. Williams resigned as Chairman of the Board of Alliance on May 1, 2001 and became Chairman Emeritus of the Board of Alliance.  Mr. Williams and Alliance entered into an agreement under which Mr. Williams has agreed to be employed by Alliance Capital from May 1, 2001 until December 31, 2003 (“Employment Period”) and be paid an annual salary of $275,000.   Mr. Williams has agreed to be a consultant to Alliance Capital for the period January 1, 2004 until December 31, 2006 (“Consulting Period”) for a fee of $275,000 per year.  During the Employment Period Alliance Capital will compensate Mr. Williams for serving as a Director of two Alliance Mutual Funds at one-half the fee paid to a non-affiliated director of those Funds and has agreed to pay Mr. Williams $200 per hour for all time spent meeting with clients at Alliance Capital’s request.  During the Employment Period Mr. Williams is entitled to office space, an administrative staff and certain senior executive officer perquisites including, but not limited to, reimbursement of income tax preparation costs, a gym membership and the use of a leased automobile and a chauffeur.  During the Consulting Period he is entitled to be reimbursed, subject to an annual limitation, to cover any costs incurred in leasing another automobile and hiring his own chauffeur.  Alliance Capital has agreed to provide Mr. Williams with a monthly allowance during the Consulting Period to cover Mr. Williams’ costs in obtaining, furnishing and equipping an office at a separate location and maintaining an administrative staff.  Alliance Capital purchased certain of Mr. Williams’ prints for $13,288 under the agreement and agreed to return Mr. Williams’ prints hanging in the headquarters office to a location in the New York City metropolitan area at Alliance Capital’s expense.  In addition, Alliance Capital agreed that during the Employment Period Mr. Williams and his wife, Ms. Reba W. Williams, a former Director of Alliance, are entitled to sponsor events for non-profit activities at Alliance Capital’s facilities at Alliance Capital’s expense subject to a $100,000 annual limitation.  Following the Employment Period Alliance Capital has agreed to provide Mr. Williams and his wife with comparable dental and medical benefits for their respective lives.

Ms. Reba W. Williams  resigned as a Director of Alliance and as an employee of Alliance Capital on May 1, 2001.  Ms. Williams and Alliance entered into an agreement under which Ms. Williams has agreed to be a consultant to Alliance Capital from May 1, 2001 until December 31, 2003 (“Consulting Term”).  Under the agreement Alliance Capital has agreed to pay Ms. Williams a guaranteed supplemental retirement benefit of $180,000 per year for life.  During the Consulting Term Alliance Capital will compensate Ms. Williams for serving as a Director of two Alliance Mutual Funds at one-half the fee paid to a non-affiliated director of those Funds and has agreed to pay Ms. Williams $100 per hour for all time spent meeting with clients at Alliance Capital’s request. During the Consulting Term Ms. Williams is entitled, at Alliance Capital’s expense, to the continued use of her office and the use of an administrative staff.

Mr. Frank Savage, a Director of Alliance, retired as an employee of Alliance Capital on July 31, 2001.  Mr. Savage and Alliance entered into an agreement that provides that while Mr. Savage is a Director of Alliance he will be paid an annual retainer equal to that paid to independent directors of Alliance for attending meetings of the Alliance Board of Directors and committees thereof.  Mr. Savage will continue to serve as a Director of one Alliance Mutual Fund and shall be reimbursed for expenses incurred in attending Board meetings of that Fund by Alliance Capital or that Fund.

Certain of the hedge funds managed by Alliance Capital pay a portion of the carried interests or performance fees to certain portfolio managers, research analysts and other investment professionals who are associated with the management of the hedge funds.  Alliance Capital provides investment management services to the hedge funds and is entitled to receive between 75% and 100% of the aggregate carried interests or performance fees paid by such funds.  Alliance Capital received approximately $35 million from the hedge funds in 2002.  Mr. Alfred Harrison, a Director and Vice Chairman of the General Partner, received no amounts in 2002 in respect of his association with the hedge funds.

ACMC and the General Partner are obligated, subject to certain limitations, to make capital contributions to Alliance Capital in an amount equal to the payments Alliance Capital is required to make as deferred compensation under the employment agreements entered into in connection with Equitable’s 1985 acquisition of DLJ, as well as obligations of Alliance Capital to various employees and their beneficiaries under Alliance Capital’s Capital Accumulation Plan.  In 2002, ACMC made capital contributions to Alliance Capital in the amount of approximately $1.1 million in respect of these obligations.  ACMC’s obligations to make these contributions are guaranteed by EIC subject to certain limitations.  All tax deductions with respect to these obligations, to the extent funded by ACMC, Alliance or EIC, will be allocated to ACMC or Alliance.

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

PART IV

Item 15.                 Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)                                  There is no document filed as part of this Annual Report on Form 10-K.

(b)           Reports on Form 8-K.

On March 14, 2003, Alliance Capital and Alliance Holding each filed a Current Report on Form 8-K with respect to a news release dated March 13, 2003.

On March 11, 2003, Alliance Capital and Alliance Holding each filed a Current Report on Form 8-K with respect to a news release dated March 10, 2003.

On February 14, 2003, Alliance Capital and Alliance Holding each filed a Current Report on Form 8-K with respect to a news release dated February 13, 2003.

On January 31, 2003 Alliance Capital and Alliance Holding each filed a Current Report on Form 8-K with respect to their Fourth Quarter and Full Year 2002 Review dated January 30, 2003.

On January 17, 2003 Alliance Capital and Alliance Holding each filed a Current Report on Form 8-K with respect to a presentation entitled “Assessing Investment Capability, Future Investment Results” given by their Chairman and Chief Executive Officer, and a presentation entitled “Alliance Capital Strength from Diversification: Assets Managed, Markets Served” given by their President and Chief Operating Officer at the Alliance Capital Analyst Investment Conference on January 16, 2003.

On January 14, 2003 Alliance Capital and Alliance Holding each filed a Current Report on Form 8-K with respect to a news release dated January 14, 2003.

On December 20, 2002 Alliance Capital and Alliance Holding each filed a Current Report on Form 8-K with respect to a complaint entitled Patrick J. Goggins et al. v. Alliance Capital Management L.P.

On December 17, 2002 Alliance Capital and Alliance Holding each filed a Current Report on Form 8-K with respect to two news releases dated December 16, 2002.

On November 22, 2002 Alliance Capital and Alliance Holding each filed a Current Report on Form 8-K with respect to a presentation given by its President and Chief Executive Officer at the 2002 Salomon Smith Barney Global Asset Management Conference on November 20, 2002.

On November 15, 2002 Alliance Capital and Alliance Holding each filed a Current Report on Form 8-K with respect to a news release dated November 15, 2002.

(c)           Exhibits.

The following exhibits required to be filed by Item 601 of Regulation S-K are filed herewith or incorporated by reference herein, as indicated:

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

3.1

Certificate of Amendment to Certificate of Limited Partnership dated October 29, 1999 of Alliance Capital Management L.P. (formerly Alliance Capital Management L.P. II) (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form 8-A of Alliance Capital Management L.P. (formerly Alliance Capital Management L.P. II) filed on March 15, 2000).

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

10.1	Letter Agreement dated March 7, 2003 between Bruce W. Calvert, Alliance Capital Management Corporation and Alliance Capital Management L.P.
10.2	Alliance Capital Partners Plan of Repurchase adopted as of February 20, 2003.
10.3	Award Agreement dated as of December 31, 2002 under the Amended and Restated Alliance Partners Compensation Plan with Bruce W. Calvert.
10.4	Award Agreement dated as of December 31, 2002 under the Amended and Restated Alliance Partners Compensation Plan with John L. Blundin.
10.5	Award Agreement dated as of December 31, 2002 under the Amended and Restated Alliance Partners Compensation Plan with David R. Brewer, Jr.
10.6	Award Agreement dated as of December 31, 2002 under the Amended and Restated Alliance Partners Compensation Plan with John D. Carifa.
10.7	Award Agreement dated as of December 31, 2002 under the Amended and Restated Alliance Partners Compensation Plan with Kathleen A. Corbet.
10.8	Award Agreement dated as of December 31, 2002 under the Amended and Restated Alliance Partners Compensation Plan with Alfred Harrison.
10.9	Award Agreement dated as of December 31, 2002 under the Amended and Restated Alliance Partners Compensation Plan with Robert H. Joseph, Jr.
10.10	Award Agreement dated as of December 31, 2002 under the Amended and Restated Alliance Partners Compensation Plan with Michael J. Laughlin.

10.11	Award Agreement dated as of December 31, 2002 under the Amended and Restated Alliance Partners Compensation Plan with Gerald M. Lieberman.
10.12	Award Agreement dated as of December 31, 2002 under the Amended and Restated Alliance Partners Compensation Plan with James G. Reilly.
10.13	Award Agreement dated as of December 31, 2002 under the Amended and Restated Alliance Partners Compensation Plan with Paul C. Rissman.
10.14	Award Agreement dated as of December 31, 2002 under the Amended and Restated Alliance Partners Compensation Plan with Christopher M. Toub.
10.15	Unit Option Agreement dated as of December 6, 2002 with David R. Brewer, Jr.
10.16	Unit Option Agreement dated as of December 6, 2002 with Kathleen A. Corbet.
10.17	Unit Option Agreement dated as of December 6, 2002 with Robert H. Joseph, Jr.
10.18	Unit Option Agreement dated as of December 6, 2002 with Michael J. Laughlin.
10.19	Unit Option Agreement dated as of December 6, 2002 with Gerald M. Lieberman.
10.20	Unit Option Agreement dated as of December 6, 2002 with James G. Reilly.
10.21	Unit Option Agreement dated as of December 6, 2002 with Paul C. Rissman.
10.22	Unit Option Agreement dated as of December 6, 2002 with Christopher M. Toub.
10.23	Award Agreement dated as of October 2, 2002 for the Year 2002 Offering under the SCB Deferred Compensation Award Plan with Andrew S. Adelson.
10.24	Award Agreement dated as of October 2, 2002 for the Year 2002 Offering under the SCB Deferred Compensation Award Plan with Marilyn G. Fedak.
10.25	Award Agreement dated as of October 2, 2002 for the Year 2002 Offering under the SCB Deferred Compensation Award Plan with Roger Hertog.
10.26	Award Agreement dated as of October 2, 2002 for the Year 2002 Offering under the SCB Deferred Compensation Award Plan with Thomas S. Hexner.
10.27	Award Agreement dated as of October 2, 2002 for the Year 2002 Offering under the SCB Deferred Compensation Award Plan with Gerald M. Lieberman.
10.28	Award Agreement dated as of October 2, 2002 for the Year 2002 Offering under the SCB Deferred Compensation Award Plan with Marc O. Mayer.
10.29	Award Agreement dated as of October 2, 2002 for the Year 2002 Offering under the SCB Deferred Compensation Award Plan with Lisa A. Shalett.
10.30

Revolving Credit Agreement, dated as of September 6, 2002, by and among Alliance Capital Management L.P. and the Banks and Administration Agent named therein (incorporated by reference to Exhibit 10.102 to Form 10-Q for the quarterly period ended September 30, 2002 of Alliance Capital Management L.P., as filed November 14, 2002).

10.31

Award Agreement dated as of December 31, 2001 under the Amended and Restated Alliance Partners Compensation Plan with Bruce W. Calvert (incorporated by reference to Exhibit 10.1 to Form 10-K for the fiscal year ended December 31, 2001 of Alliance Capital Management L.P., as filed March 28, 2002).

10.32

Award Agreement dated as of December 31, 2001 under the Amended and Restated Alliance Partners Compensation Plan with John D. Carifa (incorporated by reference to Exhibit 10.2 to Form 10-K for the fiscal year ended December 31, 2001 of Alliance Capital Management L.P., as filed March 28, 2002).

10.33

Award Agreement dated as of December 31, 2001 under the Amended and Restated Alliance Partners Compensation Plan with Alfred Harrison (incorporated by reference to Exhibit 10.3 to Form 10-K for the fiscal year ended December 31, 2001 of Alliance Capital Management L.P., as filed March 28, 2002).

10.34

Award Agreement dated as of December 31, 2001 under the Amended and Restated Alliance Partners Compensation Plan with Kathleen A. Corbet (incorporated by reference to Exhibit 10.4 to Form 10-K for the fiscal year ended December 31, 2001 of Alliance Capital Management L.P., as filed March 28, 2002).

10.35

Award Agreement dated as of December 31, 2001 under the Amended and Restated Alliance Partners Compensation Plan with Gerald M. Lieberman (incorporated by reference to Exhibit 10.5 to Form 10-K for the fiscal year ended December 31, 2001 of Alliance Capital Management L.P., as filed March 28, 2002).

10.36

Award Agreement dated as of December 31, 2001 under the Amended and Restated Alliance Partners Compensation Plan with David R. Brewer, Jr. (incorporated by reference to Exhibit 10.6 to Form 10-K for the fiscal year ended December 31, 2001 of Alliance Capital Management L.P., as filed March 28, 2002).

10.37

Award Agreement dated as of December 31, 2001 under the Amended and Restated Alliance Partners Compensation Plan with Robert H. Joseph, Jr. (incorporated by reference to Exhibit 10.7 to Form 10-K for the fiscal year ended December 31, 2001 of Alliance Capital Management L.P., as filed March 28, 2002).

10.38

Unit Option Agreement dated as of December 7, 2001 with Kathleen A. Corbet (incorporated by reference to Exhibit 10.8 to Form 10-K for the fiscal year ended December 31, 2001 of Alliance Capital Management L.P., as filed March 28, 2002).

10.39

Unit Option Agreement dated as of December 7, 2001 with Gerald M. Lieberman (incorporated by reference to Exhibit 10.9 to Form 10-K for the fiscal year ended December 31, 2001 of Alliance Capital Management L.P., as filed March 28, 2002).

10.40

Unit Option Agreement dated as of December 7, 2001 with David R. Brewer, Jr. (incorporated by reference to Exhibit 10.10 to Form 10-K for the fiscal year ended December 31, 2001 of Alliance Capital Management L.P., as filed March 28, 2002).

10.41

Unit Option Agreement dated as of December 7, 2001 with Robert H. Joseph, Jr. (incorporated by reference to Exhibit 10.11 to Form 10-K for the fiscal year ended December 31, 2001 of Alliance Capital Management L.P., as filed March 28, 2002).

10.42

Deferral Agreement dated as of November 14, 2001 under the Alliance Capital Management L.P. Annual Elective Deferral Plan with David R. Brewer, Jr. (incorporated by reference to Exhibit 10.12 to Form 10-K for the fiscal year ended December 31, 2001 of Alliance Capital Management L.P. as filed March 28, 2002).

10.43

Deferral Agreement dated as of November 14, 2001 under the Alliance Capital Management L.P. Annual Elective Deferral Plan with Alfred Harrison (incorporated by reference to Exhibit 10.13 to Form 10-K for the fiscal year ended December 31, 2001 of Alliance Capital Management L.P. as filed March 28, 2002).

10.44

Award Agreement dated as of October 2, 2001 for the Year 2001 Offering under the SCB Deferred Compensation Award Plan with Roger Hertog (incorporated by reference to Exhibit 10.14 to Form 10-K for the fiscal year ended December 31, 2001 of Alliance Capital Management L.P., as filed March 28, 2002).

10.45

Award Agreement dated as of October 2, 2001 for the Year 2001 Offering under the SCB Deferred Compensation Award Plan with Gerald M. Lieberman (incorporated by reference to Exhibit 10.15 to Form 10-K for the fiscal year ended December 31, 2001 of Alliance Capital Management L.P., as filed March 28, 2002).

10.46

Letter Agreement dated as of July 31, 2001 between Frank Savage, Alliance Capital Management Corporation and Alliance Capital Management L.P. (incorporated by reference to Exhibit 10.16 to Form 10-K for the fiscal year ended December 31, 2001 of Alliance Capital Management L.P., as filed March 28, 2002).

10.47

Letter Agreement dated as of April 30, 2001 between Dave H. Williams, Alliance Capital Management Corporation and Alliance Capital Management L.P. (incorporated by reference to Exhibit 10.17 to Form 10-K for the fiscal year ended December 31, 2001 of Alliance Capital Management L.P., as filed March 28, 2002).

10.48

Letter Agreement dated as of April 30, 2001 between Reba W. Williams, Alliance Capital Management Corporation and Alliance Capital Management L.P. (incorporated by reference to Exhibit 10.18 to Form 10-K for the fiscal year ended December 31, 2001 of Alliance Capital Management L.P., as filed March 28, 2002).

10.49

Services Agreement dated as of April 22, 2001 between Alliance Capital Management L.P. and The Equitable Life Assurance Society of the United States (incorporated by reference to Exhibit 10.19 to Form 10-K for the fiscal year ended December 31, 2001 of Alliance Capital Management L.P., as filed March 28, 2002).

10.50

Subscription and Shareholders Agreement dated as of January 18, 2001, between Alliance Capital Management Corporation of Delaware, Alliance Capital Management Australia Limited, AXA Asia Pacific Holdings Limited, National Mutual Funds Management Limited, ACN 095 022 718 Limited (renamed Alliance Capital Management Australia Limited), and Cidwell Developments Limited (renamed Alliance Capital Management New Zealand Limited) (incorporated by reference to Exhibit 10.20 to Form 10-K for the fiscal year ended December 31, 2001 of Alliance Capital Management L.P., as filed March 28, 2002).

10.51

Restricted Unit Award Agreement dated as of December 31, 2000 under the Amended and Restated Alliance Partners Compensation Plan with Bruce W. Calvert (incorporated by reference to Exhibit 10.1 to the Form 10-K for the fiscal year ended December 31, 2000 of Alliance Capital Management L.P., as filed April 2, 2001).

10.52

Restricted Unit Award Agreement dated as of December 31, 2000 under the Amended and Restated Alliance Partners Compensation Plan with John D. Carifa (incorporated by reference to Exhibit 10.2 to the Form 10-K for the fiscal year ended December 31, 2000 of Alliance Capital Management L.P., as filed April 2, 2001).

10.53

Restricted Unit Award Agreement dated as of December 31, 2000 under the Amended and Restated Alliance Partners Compensation Plan with Alfred Harrison (incorporated by reference to Exhibit 10.3 to the Form 10-K for the fiscal year ended December 31, 2000 of Alliance Capital Management L.P., as filed April 2, 2001).

10.54

Restricted Unit Award Agreement dated as of December 31, 2000 under the Amended and Restated Alliance Partners Compensation Plan with David R. Brewer, Jr. (incorporated by reference to Exhibit 10.4 to the Form 10-K for the fiscal year ended December 31, 2000 of Alliance Capital Management L.P., as filed April 2, 2001).

10.55

Restricted Unit Award Agreement dated as of December 31, 2000 under the Amended and Restated Alliance Partners Compensation Plan with Robert H. Joseph, Jr. (incorporated by reference to Exhibit 10.5 to the Form 10-K for the fiscal year ended December 31, 2000 of Alliance Capital Management L.P., as filed April 2, 2001).

10.56

Unit Option Agreement dated as of December 11, 2000 with David R. Brewer, Jr. (incorporated by reference to Exhibit 10.6 to the Form 10-K for the fiscal year ended December 31, 2000 of Alliance Capital Management L.P., as filed April 2, 2001).

10.57

Unit Option Agreement dated as of December 11, 2000 with Robert H. Joseph, Jr. (incorporated by reference to Exhibit 10.7 to the Form 10-K for the fiscal year ended December 31, 2000 of Alliance Capital Management L.P., as filed April 2, 2001).

10.58

Deferral Agreement dated as of November 13, 2000 under the Alliance Capital Management L.P. Annual Elective Deferral Plan with John D. Carifa (incorporated by reference to Exhibit 10.8 to the Form 10-K for the fiscal year ended December 31, 2000 of Alliance Capital Management L.P., as filed April 2, 2001).

10.59

Deferral Agreement dated as of November 14, 2000 under the Alliance Capital Management L.P. Annual Elective Deferral Plan with Alfred Harrison (incorporated by reference to Exhibit 10.9 to the Form 10-K for the fiscal year ended December 31, 2000 of Alliance Capital Management L.P., as filed April 2, 2001).

10.60

Deferral Agreement dated as of November 15, 2000 under the Alliance Capital Management L.P. Annual Elective Deferral Plan with David R. Brewer, Jr. (incorporated by reference to Exhibit 10.10 to the Form 10-K for the fiscal year ended December 31, 2000 of Alliance Capital Management L.P., as filed April 2, 2001).

10.61

Deferral Agreement dated as of November 16, 2000 under the Alliance Capital Management L.P. Annual Elective Deferral Plan with Robert H. Joseph, Jr. (incorporated by reference to Exhibit 10.11 to the Form 10-K for the fiscal year ended December 31, 2000 of Alliance Capital Management L.P., as filed April 2, 2001).

10.62

Unit Option Agreement dated as of June 20, 2000 with Bruce W. Calvert (incorporated by reference to Exhibit 10.12 to the Form 10-K for the fiscal year ended December 31, 2000 of Alliance Capital Management L.P., as filed April 2, 2001).

10.63

Unit Option Agreement dated as of June 20, 2000 with John D. Carifa (incorporated by reference to Exhibit 10.13 to the Form 10-K for the fiscal year ended December 31, 2000 of Alliance Capital Management L.P., as filed April 2, 2001).

10.64

Unit Option Agreement dated as of June 20, 2000 with Alfred Harrison (incorporated by reference to Exhibit 10.14 to the Form 10-K for the fiscal year ended December 31, 2000 of Alliance Capital Management L.P., as filed April 2, 2001).

10.65

Unit Option Agreement dated as of June 20, 2000 with David R. Brewer, Jr. (incorporated by reference to Exhibit 10.15 to the Form 10-K for the fiscal year ended December 31, 2000 of Alliance Capital Management L.P., as filed April 2, 2001).

10.66

Unit Option Agreement dated as of June 20, 2000 with Robert H. Joseph, Jr. (incorporated by reference to Exhibit 10.16 to the Form 10-K for the fiscal year ended December 31, 2000 of Alliance Capital Management L.P., as filed April 2, 2001).

10.67

Registration Rights Agreement dated as of October 2, 2000 by and among Alliance Capital Management L.P., Sanford C. Bernstein Inc. and SCB Partners Inc. (incorporated by reference to Exhibit 10.17 to the Form 10-K for the fiscal year ended December 31, 2000 of Alliance Capital Management L.P., as filed April 2, 2001).

10.68

Purchase Agreement dated as of June 20, 2000 by and among Alliance Capital Management L.P., AXA Financial, Inc. and Sanford C. Bernstein Inc. (incorporated by reference to Exhibit 10.18 to the Form 10-K for the fiscal year ended December 31, 2000 of Alliance Capital Management L.P., as filed April 2, 2001).

10.69

Financing Agreement dated as June 20, 2000 by and between AXA Financial, Inc. and Alliance Capital Management L.P. (incorporated by reference to Exhibit 10.19 to the Form 10-K for the fiscal year ended December 31, 2000 of Alliance Capital Management L.P., as filed April 2, 2001).

10.70

Letter Agreement dated as of June 20, 2000 by and between AXA Financial, Inc. and Sanford C. Bernstein Inc. (incorporated by reference to Exhibit 10.20 to the Form 10-K for the fiscal year ended December 31, 2000 of Alliance Capital Management L.P., as filed April 2, 2001).

10.71

Employment Agreement dated as of June 20, 2000 with Lewis A. Sanders (incorporated by reference to Exhibit 10.21 to the Form 10-K for the fiscal year ended December 31, 2000 of Alliance Capital Management L.P., as filed April 2, 2001).

10.72

Employment Agreement dated as of June 20, 2000 with Roger Hertog (incorporated by reference to Exhibit 10.22 to the Form 10-K for the fiscal year ended December 31, 2000 of Alliance Capital Management L.P., as filed April 2, 2001).

10.73

Employment Agreement dated as of June 20, 2000 with Michael L. Goldstein (incorporated by reference to Exhibit 10.23 to the Form 10-K for the fiscal year ended December 31, 2000 of Alliance Capital Management L.P., as filed April 2, 2001)

10.74

Employment Agreement dated as of June 20, 2000 with Andrew S. Adelson (incorporated by reference to Exhibit 10.24 to the Form 10-K for the fiscal year ended December 31, 2000 of Alliance Capital Management L.P., as filed April 2, 2001).

10.75

Employment Agreement dated as of June 20, 2000 with Marilyn G. Fedak (incorporated by reference to Exhibit 10.25 to the Form 10-K for the fiscal year ended December 31, 2000 of Alliance Capital Management L.P., as filed April 2, 2001).

10.76	SCB Deferred Compensation Award Plan (incorporated by reference to Exhibit 99 to the Form S-8 of Alliance Capital Management Holding L.P., as filed October 3, 2000).
10.77	Alliance Capital Management L.P. Annual Elective Deferral Plan (incorporated by reference to Exhibit 99 to the Form S-8 of Alliance Capital Management Holding L.P. as filed November 6, 2000).
10.78

Unit Option Plan Agreement dated December 6, 1999 with Robert H. Joseph, Jr. (incorporated by reference to Exhibit 10.1 to the Form 10-K for the fiscal year ended December 31, 1999 of Alliance Capital Management L.P., as filed March 28, 2000).

10.79

Unit Option Plan Agreement dated December 6, 1999 with David R. Brewer, Jr. (incorporated by reference to Exhibit 10.2 to the Form 10-K for the fiscal year ended December 31, 1999 of Alliance Capital Management L.P., as filed March 28, 2000).

10.80

Amended and Restated Alliance Partners Compensation Plan dated December 6, 1999 (incorporated by reference to Exhibit 10.3 to the Form 10-K for the fiscal year ended December 31, 1999 of Alliance Capital Management L.P., as filed March 28, 2000).

10.81

Restricted Unit Award Agreement dated December 31, 1999 with Bruce W. Calvert (incorporated by reference to Exhibit 10.4 to the Form 10-K for the fiscal year ended December 31, 1999 of Alliance Capital Management L.P., as filed March 28, 2000).

10.82

Restricted Unit Award Agreement dated December 31, 1999 with John D. Carifa (incorporated by reference to Exhibit 10.5 to the Form 10-K for the fiscal year ended December 31, 1999 of Alliance Capital Management L.P., as filed March 28, 2000).

10.83

Restricted Unit Award Agreement dated December 31, 1999 with Alfred Harrison (incorporated by reference to Exhibit 10.6 to the Form 10-K for the fiscal year ended December 31, 1999 of Alliance Capital Management L.P., as filed March 28, 2000).

10.84

Restricted Unit Award Agreement dated December 31, 1999 with Robert H. Joseph, Jr. (incorporated by reference to Exhibit 10.7 to the Form 10-K for the fiscal year ended December 31, 1999 of Alliance Capital Management L.P., as filed March 28, 2000).

10.85

Restricted Unit Award Agreement dated December 31, 1999 with David R. Brewer, Jr. (incorporated by reference to Exhibit 10.8 to the Form 10-K for the fiscal year ended December 31, 1999 of Alliance Capital Management L.P., as filed March 28, 2000).

10.86

Commercial Paper Dealer Agreement, dated as of December 14, 1999 (incorporated by reference to Exhibit 10.9 to the Form 10-K for the fiscal year ended December 31, 1999 of Alliance Capital Management L.P., as filed March 28, 2000).

10.87

Extendible Commercial Notes Dealer Agreement, dated as of December 14, 1999 (incorporated by reference to Exhibit 10.10 to the Form 10-K for the fiscal year ended December 31, 1999 of Alliance Capital Management L.P., as filed March 28, 2000).

10.88

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

10.89

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

10.90

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

10.91

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

10.92

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

10.93

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

10.94

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

10.95

Unit Option Plan Agreement dated December 10, 1998 with Bruce W. Calvert (incorporated by reference to Exhibit 10.102 to the Form 10-K for the fiscal year ended December 31, 1998 of Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.) filed March 30, 1999).

10.96

Unit Option Plan Agreement dated December 10, 1998 with John D. Carifa (incorporated by reference to Exhibit 10.103 to the Form 10-K for the fiscal year ended December 31, 1998 of Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.) filed March 30, 1999).

10.97

Unit Option Plan Agreement dated December 10, 1998 with David R. Brewer, Jr. (incorporated by reference to Exhibit 10.105 to the Form 10-K for the fiscal year ended December 31, 1998 of Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.) filed March 30, 1999).

10.98

Unit Option Plan Agreement dated December 10, 1998 with Robert H. Joseph, Jr. (incorporated by reference to Exhibit 10.107 to the Form 10-K for the fiscal year ended December 31, 1998 of Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.) filed March 30, 1999).

10.99

Unit Option Plan Agreement dated December 16, 1997 with David R. Brewer, Jr. (incorporated by reference to Exhibit 10.98 to the Form 10-K for the fiscal year ended December 31, 1997 of Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.) filed March 30, 1998).

10.100

Unit Option Plan Agreement dated December 16, 1997 with Robert H. Joseph, Jr. (incorporated by reference to Exhibit 10.97 to the Form 10-K for the fiscal year ended December 31, 1997 of Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.) filed March 30, 1998).

10.101

1997 Long Term Incentive Plan (incorporated by reference to Annex I to the Proxy Statement on Schedule 14A of Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.) filed December 4, 1997).

10.102

Unit Option Plan Agreement dated December 16, 1996 with David R. Brewer, Jr. (incorporated by reference to Exhibit 10.93 to the Form 10-K for the fiscal year ended December 31, 1996 of Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.) filed March 27, 1997).

10.103

Unit Option Plan Agreement dated December 16, 1996 with Robert H. Joseph, Jr. (incorporated by reference to Exhibit 10.92 to the Form 10-K for the fiscal year ended December 31, 1996 of Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.) filed March 27, 1997).

10.104

Unit Option Plan Agreement dated December 5, 1995 with David R. Brewer, Jr. (incorporated by reference to Exhibit 10.82 to the Form 10-K for the fiscal year ended December 31, 1995 of Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.) filed April 1, 1996).

10.105

Unit Option Plan Agreement dated July 24, 1995 with Bruce W. Calvert (incorporated by reference to Exhibit 10.78 to the Form 10-K for the fiscal year ended December 31, 1995 of Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.) filed April 1, 1996).

10.106

Unit Option Plan Agreement dated July 24, 1995 with John D. Carifa (incorporated by reference to Exhibit 10.80 to the Form 10-K for the fiscal year ended December 31, 1995 of Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.) filed April 1, 1996).

10.107

Unit Option Plan Agreement dated April 25, 1995 with Bruce W. Calvert (incorporated by reference to Exhibit 10.77 to the Form 10-K for the fiscal year ended December 31, 1995 of Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.) filed April 1, 1996).

10.108

Unit Option Plan Agreement dated April 25, 1995 with John D. Carifa (incorporated by reference to Exhibit 10.79 to the Form 10-K for the fiscal year ended December 31, 1995 of Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.) filed April 1, 1996).

10.109

Unit Option Plan Agreement dated April 25, 1995 with David R. Brewer, Jr. (incorporated by reference to Exhibit 10.81 to the Form 10-K for the fiscal year ended December 31, 1995 of Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.) filed April 1, 1996).

10.110

Unit Option Plan Agreement dated April 25, 1995 with Robert H. Joseph, Jr. (incorporated by reference to Exhibit 10.83 to the Form 10-K for the fiscal year ended December 31, 1995 of Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.) filed April 1, 1997).

10.111

Unit Option Plan Agreement dated December 5, 1995 with Robert H. Joseph, Jr. (incorporated by reference to Exhibit 10.84 to the Form 10-K for the fiscal year ended December 31, 1995 of Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.) filed April 1, 1997).

10.112

Unit Option Plan Agreement dated May 10, 1994 with Bruce W. Calvert (incorporated by reference to Exhibit 10.59 to the Form 10-K for the fiscal year ended December 31, 1994 of Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.) filed March 30, 1995).

10.113

Unit Option Plan Agreement dated May 10, 1994 with John D. Carifa (incorporated by reference to Exhibit 10.60 to the Form 10-K for the fiscal year ended December 31, 1994 of Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.) filed March 30, 1995).

10.114

Unit Option Plan Agreement dated May 10, 1994 with David R. Brewer, Jr. (incorporated by reference to Exhibit 10.61 to the Form 10-K for the fiscal year ended December 31, 1994 of Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.) filed March 30, 1995).

10.115

Unit Option Plan Agreement dated May 10, 1994 with Robert H. Joseph, Jr. (incorporated by reference to Exhibit 10.62 to the Form 10-K for the fiscal year ended December 31, 1994 of Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.) filed March 30, 1995).

10.116

Convertible Note Purchase Agreement dated as of August 11, 1994 between Alliance Capital Management L.P. (formerly Alliance Capital Management L.P. II) and Banco Bilbao Vizcaya, S.A. (incorporated by reference to Exhibit 10.67 to the Form 8-K to Alliance Capital Management L.P. (formerly Alliance Capital Management L.P.) filed on August 12, 1994).

10.117

Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.) 1993 Unit Option Plan (incorporated by reference to Exhibit 4.1 to the Form S-8 of Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.) filed July 12, 1993).

10.118

Alliance Capital Management L.P. Unit Bonus Plan (incorporated by reference to Exhibit 4.2 to the Form S-8 of Alliance Capital Management L.P. (formerly Alliance Capital Management L.P.) filed July 12, 1993).

10.119

Alliance Capital Management L.P. Century Club Plan (incorporated by reference to Exhibit 4.3 to the Form S-8 of Alliance Capital Management L.P. (formerly Alliance Capital Management L.P.) filed July 12, 1993).

10.120

Transfer Agreement dated December 12, 1991 between Alliance Capital Management Corporation and Alliance GP Incorporated (incorporated by reference to Exhibit 10.46 to the Form 10-K of Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.) filed March 27, 1992).

10.121

Alliance Capital Accumulation Plan (incorporated by reference to Exhibit 10.11 to the Form 10-K for the fiscal year ended December 31, 1988 of Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.) filed March 31, 1989).

10.122

Alliance Partners Plan (incorporated by reference to Exhibit 10.12 to the Form 10-K for the fiscal year ended December 31, 1988 of Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.) filed March 31, 1989).

12.1	Alliance Capital Consolidated Ratio of Earnings to Fixed Charges in respect of the years ended December 31, 2002, 2001 and 2000.
21.1	Subsidiaries of the Registrant.
23.1	Consent of KPMG LLP.
24.1	Power of Attorney by Donald H. Brydon.
24.2	Power of Attorney by Henri de Castries.
24.3	Power of Attorney by Christopher M. Condron.

24.4	Power of Attorney by Denis Duverne.
24.5	Power of Attorney by Richard S. Dziadzio.
24.6	Power of Attorney by Benjamin D. Holloway.
24.7	Power of Attorney by W. Edwin Jarmain.
24.8	Power of Attorney by Peter D. Noris.
24.9	Power of Attorney by Frank Savage.
24.10	Power of Attorney by Lorie A. Slutsky.
24.11	Power of Attorney by Peter J. Tobin.
24.12	Power of Attorney by Stanley B. Tulin.
24.13	Power of Attorney by Dave H. Williams.
99.1	Certification of Mr. Calvert pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Mr. Joseph pursuant to 18 U.S.C. Section 1350, a adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Alliance Capital Management L.P.

		By:	Alliance Capital Management
Corporation, General Partner

Date:	March 27, 2003	By:	/s/ Bruce W. Calvert
Bruce W. Calvert
Chief Executive Officer and
Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	March 27, 2003	/s/ John D. Carifa
John D. Carifa
President and Chief Operating Officer

Date:	March 27, 2003	/s/ Robert H. Joseph, Jr.
Robert H. Joseph, Jr.
Senior Vice President, Chief
Financial Officer and Principal
Accounting Officer

Directors

/s/ Bruce W. Calvert	*
Bruce W. Calvert	Benjamin D. Holloway
Chairman and Director	Director

*	*
Donald H. Brydon	W. Edwin Jarmain
Director	Director

/s/ John D. Carifa	*
John D. Carifa	Peter D. Noris
Director	Director

*	/s/ Lewis A. Sanders
Henri de Castries	Lewis A. Sanders
Director	Director

*	*
Christopher M. Condron	Frank Savage
Director	Director

*	*
Denis Duverne	Lorie A. Slutsky
Director	Director

*	*
Richard S. Dziadzio	Peter J. Tobin
Director	Director

/s/ Alfred Harrison	*
Alfred Harrison	Stanley B. Tulin
Director	Director

/s/ Roger Hertog	*
Roger Hertog	Dave H. Williams
Director	Director

* /s/ David R. Brewer, Jr.
David R. Brewer, Jr.
(Attorney-in-Fact)

CERTIFICATIONS

I, Bruce W. Calvert, Chairman of the Board of Directors and Chief Executive Officer, certify that:

1.        I have reviewed this annual report on Form 10-K of Alliance Capital Management L.P.;

2.        Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.        Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.        The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and  15d-14) for the registrant and we have:

a)     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)     presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

b)     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.        The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 20, 2003

/s/ Bruce W. Calvert
Bruce W. Calvert
Chairman of the Board of Directors
and Chief Executive Officer
Alliance Capital Management Corporation

I, Robert H. Joseph, Jr., Senior Vice President and Chief Financial Officer, certify that:

1.        I have reviewed this annual report on Form 10-K of Alliance Capital Management L.P.;

2.        Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.        Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.        The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within  90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)     presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.        The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report  financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.        The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 20, 2003

/s/ Robert H. Joseph, Jr.
Robert H. Joseph, Jr.
Senior Vice President and
Chief Financial Officer
Alliance Capital Management Corporation