Form 10-Q
period 2003-03-31
ALLIANCE CAPITAL MANAGEMENT L P
filed 2003-05-14
CIK 1109448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2003

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

Yes ☒                                                                                                                                                                  No ☐

250,319,726 units of limited partnership interests in Alliance Capital Management L.P. were outstanding as of March 31, 2003.

ALLIANCE CAPITAL MANAGEMENT L.P.

Index to Form 10-Q

Part I

FINANCIAL INFORMATION

Part I

FINANCIAL INFORMATION

Item 1.                   Financial Statements

ALLIANCE CAPITAL MANAGEMENT L.P.

AND SUBSIDIARIES

Condensed Consolidated Statements of Financial Condition

(unaudited)

(in thousands)

	3/31/03	12/31/02

ASSETS
Cash and cash equivalents	$148,479	$159,991
Cash and securities segregated, at market (cost: $1,054,496 and $1,174,215)	1,054,529	1,174,323
Receivables:
Brokers and dealers	1,024,210	957,318
Brokerage clients	218,989	218,783
Fees, net	255,792	274,225
Investments	275,661	312,685
Furniture, equipment and leasehold improvements, net	244,112	249,688
Goodwill, net	2,876,657	2,876,657
Intangible assets, net	362,250	367,425
Deferred sales commissions, net	469,285	500,890
Other investments	25,202	29,233
Other assets	111,233	96,752
Total assets	$7,066,399	$7,217,970

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Payables:
Brokers and dealers	$708,466	$588,524
Brokerage clients	1,425,707	1,578,677
Alliance Mutual Funds	116,359	119,910
Accounts payable and accrued expenses	188,816	234,133
Accrued compensation and benefits	312,472	298,485
Debt	423,011	426,907
Minority interests in consolidated subsidiaries	8,009	7,883
Total liabilities	3,182,840	3,254,519

Commitments and Contingencies (See Note 6)

Partners’ capital	3,883,559	3,963,451
Total liabilities and partners’ capital	$7,066,399	$7,217,970

See Accompanying Notes to Condensed Consolidated Financial Statements.

ALLIANCE CAPITAL MANAGEMENT L.P.

AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(unaudited)

(in thousands, except per Unit amounts)

	Three Months Ended
	3/31/03	3/31/02
Revenues:
Investment advisory and services fees	$412,281	$486,283
Distribution revenues	100,024	129,179
Institutional research services	57,885	71,810
Shareholder servicing fees	23,857	24,624
Other revenues, net	8,567	8,627
	602,614	720,523

Expenses:
Employee compensation and benefits	218,169	237,282
Promotion and servicing:
Distribution plan payments	89,077	105,320
Amortization of deferred sales commissions	53,019	57,002
Other	36,540	51,204
General and administrative	79,181	80,603
Interest	6,349	7,212
Amortization of intangible assets	5,175	5,175
	487,510	543,798

Income before income taxes	115,104	176,725

Income taxes	6,043	8,837

Net income	$109,061	$167,888

Net income per Unit:
Basic	$0.43	$0.67
Diluted	$0.43	$0.66

See Accompanying Notes to Condensed Consolidated Financial Statements.

ALLIANCE CAPITAL MANAGEMENT L.P.

AND SUBSIDIARIES

Condensed Consolidated Statements of

Changes in Partners’ Capital

and Comprehensive Income

(unaudited)

(in thousands)

	Three Months Ended
	3/31/03	3/31/02

Partners’ capital - beginning of period	$3,963,451	$3,988,160
Comprehensive income:
Net income	109,061	167,888
Other comprehensive income:
Unrealized (loss) on investments, net	(210)	(191)
Foreign currency translation adjustment, net	818	(1,137)
Comprehensive income	109,669	166,560
Capital contributions from General Partner	235	156
Cash distributions to General Partner and Alliance Capital Unitholders	(148,504)	(187,696)
Purchase of Alliance Holding Units to fund deferred compensation plans, net	(67,210)	(75,717)
Compensatory unit options expense	718	—
Amortization of deferred compensation expense	22,908	18,160
Proceeds from options for Alliance Holding Units exercised	2,292	9,016
Partners’ capital - end of period	$3,883,559	$3,918,639

See Accompanying Notes to Condensed Consolidated Financial Statements.

ALLIANCE CAPITAL MANAGEMENT L.P.

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended
	3/31/03	3/31/02
Cash flows from operating activities:
Net income	$109,061	$167,888
Adjustments to reconcile net income to net cash provided from operating activities:
Amortization and depreciation	71,016	73,944
Other, net	32,852	23,979
Changes in assets and liabilities:
Decrease in segregated cash and securities	119,794	316,974
(Increase) in receivable from brokers and dealers	(66,902)	(70,228)
(Increase) in receivable from brokerage clients	(426)	(95,719)
Decrease in fees receivables	18,893	34,949
(Increase) in deferred sales commissions	(21,418)	(34,992)
(Increase) decrease in trading and other investments	(27,457)	15,537
(Increase) in other assets	(14,705)	(2,121)
(Decrease) increase in payable to Alliance Mutual Funds	(3,544)	1,558
Increase in payable to brokers and dealers	120,006	140,008
(Decrease) in payable to brokerage clients	(152,992)	(437,703)
(Decrease) in accounts payable and accrued expenses	(45,467)	(6,552)
Increase in accrued compensation and benefits, less deferred compensation	5,231	14,861
Net cash provided from operating activities	143,942	142,383

Cash flows from investing activities:
Purchase of investments	(369,164)	(1,340,772)
Proceeds from sale of investments	436,769	1,355,984
Additions to furniture, equipment and leasehold improvements, net	(6,960)	(14,651)
Net cash provided from investing activities	60,645	561

Cash flows from financing activities:
Proceeds from issuance of debt	1,063,945	6,618,413
Repayment of debt	(1,068,000)	(6,528,091)
Cash distributions to General Partner and Alliance Capital Unitholders	(148,504)	(187,696)
Capital contributions from General Partner	235	156
Proceeds from options for Alliance Holding Units exercised	2,292	9,016
Purchase of Alliance Holding Units to fund deferred compensation plans, net	(67,210)	(75,717)
Net cash (used) in financing activities	(217,242)	(163,919)

Effect of exchange rate changes on cash and cash equivalents	1,143	(1,141)

Net (decrease) in cash and cash equivalents	(11,512)	(22,116)
Cash and cash equivalents at beginning of period	159,991	220,127
Cash and cash equivalents at end of period	$148,479	$198,011

See Accompanying Notes to Condensed Consolidated Financial Statements.

ALLIANCE CAPITAL MANAGEMENT L.P.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2003

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

At March 31, 2003, Alliance Holding owned approximately 76.9 million, or 30.7%, of the issued and outstanding Alliance Capital Units. ACMC owns 100,000 general partnership Units in Alliance Holding and a 1% general partnership interest in the Operating Partnership. At March 31, 2003, AXA Financial was the beneficial owner of approximately 1.9% of the outstanding Alliance Holding Units and approximately 54.7% of the outstanding Alliance Capital Units which, including the general partnership interests in the Operating Partnership and Alliance Holding, represent an economic interest of approximately 55.7% in the Operating Partnership.  At March 31, 2003, SCB Partners Inc., a wholly-owned subsidiary of SCB Inc., was the beneficial owner of approximately 13.0% of the outstanding Alliance Capital Units.

2.               Business Description

The Operating Partnership provides diversified investment management and related services globally to a broad range of clients including (a) institutional investors, consisting of unaffiliated entities such as corporate and public employee pension funds, endowment funds, domestic and foreign institutions and governments and affiliates such as AXA and its insurance company subsidiaries, by means of separate accounts, sub-advisory relationships resulting from the efforts of the institutional marketing department, structured products, group trusts, mutual funds, and investment vehicles sold exclusively to institutional investors and high net worth individuals, (b) private clients, consisting of high net worth individuals, trusts and estates, charitable foundations, partnerships, private and family corporations and other entities, by means of separate accounts, hedge funds and certain other vehicles, (c) individual investors by means of retail mutual funds sponsored by the Operating Partnership, its subsidiaries and affiliated joint venture companies including cash management products such as money market funds and deposit accounts and sub-advisory relationships in respect of mutual funds sponsored by third parties resulting from the efforts of the mutual fund marketing department (“Alliance Mutual Funds”) and managed account products, and (d) institutional investors desiring institutional research services by means of in-depth research, portfolio strategy, trading and brokerage-related services.  The Operating Partnership and its subsidiaries provide investment management, distribution and shareholder and administrative services to the Alliance Mutual Funds.

3.               Summary of Significant Accounting Policies

Basis of Presentation

The unaudited interim condensed consolidated financial statements of the Operating Partnership included herein have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of (a) the

Operating Partnership’s financial position at March 31, 2003, (b) the Operating Partnership’s results of operations for the three months ended March 31, 2003 and 2002, and (c) the Operating Partnership’s cash flows for the three months ended March 31, 2003 and 2002, have been made. The preparation of the financial statements requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates. These statements should be read in conjunction with the Operating Partnership’s consolidated financial statements for the year ended December 31, 2002.

Reclassifications

Prior period amounts reflect the reclassification of certain distribution plan payments to financial intermediaries from distribution plan payments to other promotion and servicing expense and the reclassification of certain expenses associated with deferred compensation owed to employees from interest expense to employee compensation and benefits expense.

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

Intangible Assets, Net and Deferred Sales Commissions, Net

Intangible assets consist of costs assigned to investment contracts of businesses acquired. These costs are being amortized on a straight-line basis over estimated useful lives of twenty years.

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

The gross carrying amount and accumulated amortization of intangible assets subject to amortization totaled $414.0 million and $51.8 million at March 31, 2003, respectively.  Amortization expense was $5.2 million for the three months ended March 31, 2003 and 2002, respectively, and estimated amortization expense for each of the next five years is approximately $20.7 million.

The gross carrying amount of deferred sales commissions, accumulated amortization and cumulative CDSC received were $2.2 billion, $1.3 billion and $0.4 billion, respectively, at March 31, 2003, resulting in a net balance of $0.5 billion.

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

4.               Cash and Securities Segregated Under Federal Regulations and Other Requirements

At March 31, 2003, $1.1 billion in United States Treasury Bills was segregated in a special reserve bank custody account for the exclusive benefit of brokerage customers of SCB LLC under rule 15c3-3 of the SEC.

5.               Net Income Per Unit

Basic net income per Unit is derived by reducing net income for the 1% general partnership interest and dividing the remaining 99% by the basic weighted average number of Units outstanding. Diluted net income per Unit is derived by reducing net income for the 1% general partnership interest and dividing the remaining 99% by the total of the basic weighted average number of Units outstanding and the dilutive Unit equivalents resulting from outstanding compensatory options.  (In thousands, except per Unit amounts):

	Three Months Ended
	3/31/03	3/31/02

Net income	$109,061	$167,888

Weighted average Units outstanding - Basic	250,196	248,995
Dilutive effect of compensatory options	2,169	4,707
Weighted average Units outstanding - Diluted	252,365	253,702

Basic net income per Unit	$0.43	$0.67
Diluted net income per Unit	$0.43	$0.66

6.               Commitments and Contingencies

The Operating Partnership’s mutual fund distribution system (the “System”) includes a multi-class share structure. The System permits the Operating Partnership’s open-end mutual funds to offer investors various options for the purchase of mutual fund shares, including the purchase of Front-End Load Shares and Back-End Load Shares. The Front-End Load Shares are subject to a conventional front-end sales charge paid by investors to AllianceBernstein Investment Research and Management, Inc. (“ABIRM”) (formerly Alliance Fund Distributors, Inc.) at the time of sale. ABIRM in turn pays sales commissions to the financial intermediaries distributing the funds from the front-end sales charge paid by investors.  For Back-End Load Shares, investors do not pay a front-end sales charge although, if there are redemptions before the expiration of the minimum holding period (which ranges from one year to four years), investors pay CDSC to ABIRM.  While ABIRM is obligated to pay sales commissions to the financial intermediaries at the time of the purchase of Back-End Load Shares, it receives higher ongoing distribution fees from the funds.  Payments of sales commissions made to financial intermediaries in connection with the sale of Back-End Load Shares under the System, net of CDSC received, totaled approximately $21.4 million during the first quarter of 2003.

Payments of sales commissions made to financial intermediaries in connection with the sale of Back-End Load Shares under the System are capitalized as deferred sales commissions and amortized over periods not exceeding five and one-half years, the periods of time during which deferred sales commissions are expected to be recovered from distribution fees received from those funds and from CDSC received from shareholders of those funds upon redemption of their shares.  CDSC receipts are recorded as reductions of unamortized deferred sales commissions when received.  The recorded amount of the deferred sales commission asset was $469.3 million at March 31, 2003.

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

Significant assumptions utilized to estimate future average assets under management of Back-End Load Shares include expected future market levels and redemption rates. Market assumptions are selected using a long-term view of expected average market returns based on historical returns of broad market indices.  At March 31, 2003, management used assumptions of 7% for fixed income and ranging from 9% to 10% for equity, respectively, to estimate annual market returns. Higher actual average market returns would increase undiscounted future cash flows, while lower actual average market returns would decrease  undiscounted future cash flows.  Future redemption rate assumptions were determined by reference to actual redemption experience over the  three year and five year periods ended March 31, 2003.  Management determined that a range of assumed average annual redemption rates of 15% to 18%, calculated as a percentage of average assets under management, should be used at March 31, 2003. An increase in the actual rate of redemptions would decrease undiscounted future cash flows, while a decrease in the actual rate of redemptions would increase undiscounted future cash flows. These assumptions are updated periodically.  Estimates of undiscounted future cash flows and the remaining life of the deferred sales commission asset are made from these assumptions. Management considers the results of these analyses performed at various dates.  As of March 31, 2003, management determined that the deferred sales commission asset was not impaired.  If management determines in the future that the deferred sales commission asset is not recoverable, an impairment condition would exist and a loss would be measured as the amount by which the recorded amount of the asset exceeds its estimated fair value. Estimated fair value is determined using management’s best estimate of future cash flows discounted to a present value amount.

During the first quarter of 2003, equity markets declined by approximately 3% as measured by the change in the Standard & Poor’s 500 Stock Index while fixed income markets increased by approximately 1% as measured by the change in the Lehman Brothers’ Aggregate Bond Index.  The redemption rate for domestic Back-End Load Shares exceeded 22% during the first quarter of 2003.  Continued declines in financial markets or continued higher redemption levels, or both, as compared to the assumptions used to estimate undiscounted future cash flows, as described above, could result in the impairment of the deferred sales commission asset. Due to the volatility of the capital markets and changes in redemption rates, management is unable to predict whether or when a future impairment of the deferred sales commission asset will occur.  Should an impairment occur, any loss would reduce materially the recorded amount of the asset with a corresponding charge to expense.

On April 25, 2001, an amended class action complaint entitled Miller, et al. v. Mitchell Hutchins Asset Management, Inc., et al. (“Miller Complaint”), was filed in federal district court in the Southern District of Illinois against Alliance Capital, Alliance Fund Distributors, Inc. (now known as AllianceBernstein Investment Research and Management, Inc. “ABIRM”), and other defendants alleging violations of the federal Investment Company Act of 1940, as amended (“ICA”) and breaches of common law fiduciary duty. The allegations in the Miller Complaint concern six mutual funds with which Alliance Capital has investment advisory agreements, including Alliance Premier Growth Fund (“Premier Growth Fund”), Alliance Health Care Fund, Alliance Growth Fund, Alliance Quasar Fund, Alliance Fund, and Alliance Disciplined Value Fund. The principal allegations of the Miller Complaint are that (i) certain advisory agreements concerning these funds were negotiated, approved, and executed in violation of the ICA, in particular because certain directors of these funds should be deemed interested under the ICA; (ii) the distribution plans for these funds were negotiated, approved, and executed in violation of the ICA; and (iii) the advisory fees and distribution fees paid to Alliance Capital and ABIRM, respectively, are excessive and, therefore, constitute a breach of fiduciary duty. Plaintiffs seek a recovery of certain fees paid by these funds to Alliance Capital.  On March 12, 2002, the court issued an order granting defendants’ joint motion to dismiss the Miller Complaint.  The court allowed plaintiffs up to and including April 1, 2002 to file an amended complaint comporting with its order.  On April 1, 2002, plaintiffs filed an amended complaint.  The allegations and relief sought in the amended complaint are virtually identical to the Miller Complaint. On May 1, 2002, defendants filed a motion to dismiss the amended complaint.  In an order dated March 6, 2003, the court denied in part, and granted in part, defendants’ motion to dismiss. The court declined to dismiss plaintiffs’ claims that certain advisory and distribution fees paid to Alliance Capital and ABIRM, respectively, were excessive in violation of section 36 (b) of the ICA.  The court dismissed plaintiffs’ claims that certain distribution plans were adopted in violation of the ICA.

Alliance Capital and ABIRM believe that plaintiffs’ allegations in the amended complaint are without merit and intend to vigorously defend against these allegations. At the present time, management of Alliance Capital and ABIRM are unable to estimate the impact, if any, that the outcome of this action may have on Alliance Capital’s results of operations or financial condition.

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

On September 12, 2002, a complaint entitled Lawrence E. Jaffe Pension Plan, Lawrence E. Jaffe Trustee U/A 1198 v. Alliance Capital Management L.P., Alfred Harrison and Alliance Premier Growth Fund, Inc. (“Jaffe Complaint”) was filed in federal district court in the Southern District of New York against Alliance Capital, Alfred Harrison and Premier Growth Fund  alleging violation of the ICA.  The Jaffe Complaint alleges that the defendants breached their fiduciary duties of loyalty, care and good faith to Premier Growth Fund by causing Premier Growth Fund to invest in the securities of Enron and that the agreements between Premier Growth Fund and Alliance Capital violated the ICA because all of the directors of Premier Growth Fund should be deemed interested under the ICA.  Plaintiff seeks damages equal to Premier Growth Fund’s losses as a result of Premier Growth Fund’s investment in shares of Enron and a recovery of all fees paid to Alliance Capital beginning November 1, 2000.  On March 24, 2003, the court granted Alliance Capital’s motion to transfer the Jaffe Complaint to the United States District Court for the District of New Jersey to be consolidated with the Benak v. Alliance Capital Management L.P. action already pending there.

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

7.               Compensatory Unit Award and Option Plans

The Operating Partnership adopted in 2002 the fair value method of recording compensation expense, on a prospective basis and using a straight-line amortization policy, relating to compensatory option awards of Alliance Holding Units as permitted by SFAS 123 and as amended by SFAS 148.  Compensation expense relating to unit option awards granted after 2001 totaled approximately $.7 million for the three months ended March 31, 2003.

The Operating Partnership applies APB 25 for compensatory unit option awards made prior to 2002 and, accordingly, no compensation expense has been recognized for those options since they were granted with exercise prices equal to the fair market value on the date of grant.  Had the Operating Partnership recorded compensation expense for those options based on the fair value at their grant date under SFAS 123, the Operating Partnership’s net income for the three months ended March 31, 2003 and 2002 would have been reduced to the pro forma amounts indicated below (in thousands, except per Unit amounts):

	Three Months Ended
	3/31/03	3/31/02

SFAS 123 pro forma net income:
Net income as reported	$109,061	$167,888
Add: stock-based compensation expense included in net income, net of tax	682	—
Deduct: total stock-based compensation expense determined under fair value method for all awards, net of tax	(2,801)	(4,681)
SFAS 123 pro forma net income	$106,942	$163,207

Net income per Unit:
Basic net income per unit as reported	$0.43	$0.67
Basic net income per unit pro forma	$0.42	$0.65
Diluted net income per unit as reported	$0.43	$0.66
Diluted net income per unit pro forma	$0.42	$0.64

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected Alliance Holding Unit price volatility. Because compensatory employee options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing model does not necessarily provide a reliable single measure of the fair value of compensatory options.

During the first quarter of 2003, management classified the Century Club Plan (“the Plan”) as a compensatory unit award plan rather than non-compensatory and $1.5 million was recorded as the value of the unvested portion of the Alliance Holding Units awarded under the Plan.  There was no net cumulative effect on partners’ capital of the Operating Partnership and accordingly, no opening adjustment was required.  Unvested awards under the Plan are being amortized prospectively over the applicable vesting periods.

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

9.               Supplemental Cash Flow Information

Cash payments for interest and income taxes were as follows (in thousands):

	Three Months Ended
	3/31/03	3/31/02
Interest	$16,074	$20,509
Income taxes	1,100	5,889

10.         Cash Distribution

On April 29, 2003, the General Partner declared a distribution of $108,725,000 or $0.43 per Alliance Capital Unit representing a distribution from Available Cash Flow (as defined in the Alliance Capital Partnership Agreement) of the Operating Partnership for the three months ended March 31, 2003. The distribution is payable on May 22, 2003 to holders of record at close of business on May 9, 2003.

11.         Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities”.  SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. Management adopted this Statement on January 1, 2003 and the adoption of SFAS 146 did not have a material effect on the Operating Partnership’s results of operations, liquidity or capital resources.

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities”.  FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, for certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  Although the analysis of FIN 46 has not yet been completed, management does not believe, at the present time, the application of FIN 46 will have a material effect on the Operating Partnership’s results of operations, liquidity or capital resources.

Item 2.                   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with Alliance Capital’s unaudited condensed consolidated financial statements and notes contained in Item 1 of this Form 10-Q and management’s discussion and analysis of financial condition and results of operations included in Alliance Capital’s Annual Report on Form 10-K for the year ended December 31, 2002.

ASSETS UNDER MANAGEMENT(1)

(Dollars in billions)	3/31/03	3/31/02	$ Change	% Change
Retail	$134.0	$169.5	$(35.5)	(20.9)%
Institutional investment management	212.5	242.1	(29.6)	(12.2)
Private client	39.8	40.6	(0.8)	(2.0)
Total	$386.3	$452.2	$(65.9)	(14.6)%

ASSETS UNDER MANAGEMENT BY INVESTMENT ORIENTATION (1)(3)

(Dollars in billions)	3/31/03	3/31/02	$ Change	% Change
Active equity & balanced - Growth
U.S.	$85.1	$136.3	$(51.2)	(37.6)%
Global & international	18.5	29.4	(10.9)	(37.1)
Active equity & balanced - Value
U.S.	72.8	83.8	(11.0)	(13.1)
Global & international	24.5	24.4	0.1	0.4
Total active equity & balanced	200.9	273.9	(73.0)	(26.7)
Active fixed income
U.S.	127.6	115.5	12.1	10.5
Global & international	36.0	31.4	4.6	14.6
Passive
U.S.	17.6	24.9	(7.3)	(29.3)
Global & international	4.2	6.5	(2.3)	(35.4)
Total	$386.3	$452.2	$(65.9)	(14.6)%

AVERAGE ASSETS UNDER MANAGEMENT (1) (2)

	Three Months Ended
(Dollars in billions)	3/31/03	3/31/02	% Change
Retail	$134.5	$168.7	(20.3)%
Institutional investment management	210.0	239.6	(12.4)
Private client	39.7	39.7	n/a
Total	$384.2	$448.0	(14.2)%

ANALYSIS OF ASSETS UNDER MANAGEMENT(1)

	2003				2002
(Dollars in billions)	Retail	Institutional Investment Mgmt	Private Client	Total	Retail	Institutional Investment Mgmt	Private Client	Total
Balance at January 1,	$135.9	$211.0	$39.7	$386.6	$171.5	$241.5	$39.2	$452.2
Sales/new accounts	6.3	6.4	1.7	14.4	9.3	6.3	1.9	17.5
Redemptions/terminations	(6.5)	(3.3)	(0.7)	(10.5)	(6.9)	(3.2)	(0.7)	(10.8)
Net cash management sales	(0.4)	—	—	(0.4)	(1.5)	—	—	(1.5)
Cash flow/Unreinvested dividends	(0.5)	1.2	(0.1)	0.6	(0.2)	0.4	(0.3)	(0.1)
Net asset inflows (outflows)	(1.1)	4.3	0.9	4.1	0.7	3.5	0.9	5.1
Market appreciation (depreciation)	(0.8)	(2.8)	(0.8)	(4.4)	(2.7)	(2.9)	0.5	(5.1)
Net change	(1.9)	1.5	0.1	(0.3)	(2.0)	0.6	1.4	—
Balance at March 31,	$134.0	$212.5	$39.8	$386.3	$169.5	$242.1	$40.6	$452.2

(1)   Assets under management (“AUM”) exclude certain non-discretionary relationships and assets managed by unconsolidated affiliates.

(2)   Average monthly AUM.

(3)   Includes a transfer, due to a change in investment orientation, of approximately $9.7 billion to active equity and balanced - growth U.S. from active equity and balanced - growth global and international.

The Operating Partnership’s revenues are largely dependent on the total value and composition of assets under its management.

Assets under management were $386.3 billion at March 31, 2003, a decrease of 14.6% from March 31, 2002, primarily as a result of significant market depreciation due to global equity market declines and net asset outflows. Active equity and balanced assets under management, which comprise approximately 52% of total assets under management, were 26.7% lower. Active fixed income assets under management including cash management products, which comprise approximately 42% of total assets under management, increased by 11.4%. Assets under management at March 31, 2003 decreased $0.3 billion from December 31, 2002 due to market depreciation offset by net asset inflows. Retail assets under management at March 31, 2003 were $134.0 billion, a decrease of $1.9 billion or 1.4% from December 31, 2002, due to net asset outflows of $1.1 billion and market depreciation of $0.8 billion. Institutional investment management assets under management at March 31, 2003 were $212.5 billion, an increase of $1.5 billion or 0.7% from December 31, 2002. This increase was due to net asset inflows of $4.3 billion offset by market depreciation of $2.8 billion. Private client assets under management at March 31, 2003 were $39.8 billion, an increase of $0.1 billion or 0.3% from December 31, 2002. This increase was due to net asset inflows of $0.9 billion offset by market depreciation of $0.8 billion.

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

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended
(Dollars in millions, except per Unit amounts)	3/31/03	3/31/02	% Change
Revenues	$602.6	$720.5	(16.4)%
Expenses	487.5	543.8	(10.4)
Income before income taxes	115.1	176.7	(34.9)
Income taxes	6.0	8.8	(31.8)
Net income	$109.1	$167.9	(35.0)
Diluted net income per Unit	$0.43	$0.66	(34.8)

Base fee earnings	$106.2	$164.0	(35.2)
Performance fee earnings	2.9	3.9	(25.6)
Net Income	$109.1	$167.9	(35.0)

Base fee earnings per Unit	$0.42	$0.64	(34.4)
Performance fee earnings per Unit	0.01	0.02	(50.0)
Diluted net income per Unit	$0.43	$0.66	(34.8)

Distributions per Unit	$0.43	$0.67	(35.8)

Total revenues	$602.6	$720.5	(16.4)
Less: Distribution revenues	(100.0)	(129.2)	(22.6)
Net revenues	502.6	591.3	(15.0)

Total expenses	487.5	543.8	(10.4)
Less: distribution revenues	(100.0)	(129.2)	(22.6)
Net expenses	387.5	414.6	(6.5)

Pre-tax income	$115.1	$176.7	(34.9)%

Pre-tax margin (GAAP)(1)	19.1%	24.5%
Adjustment(2)	3.8	5.4
Pre-tax margin (non-GAAP)(3)	22.9%	29.9%

(1)          Pre-tax income as a percentage of total revenues.

(2)          Amount of difference between GAAP and non-GAAP pre-tax margin resulting from reducing total revenues and total expenses by the amount of distribution revenues, which revenues represent a partial reimbursement of distribution expenses.  Management believes this presentation provides a measure of financial performance that is more comparable to other asset management companies.

(3)          Pre-tax margin (non-GAAP), pre-tax income as a percentage of net revenues, is presented as a non-GAAP financial measure and the table provides a reconciliation to GAAP.

Net income for the three months ended March 31, 2003 decreased $58.8 million or 35.0% to $109.1 million from net income of $167.9 million for the three months ended March 31, 2002. Diluted net income per Unit for the three months ended March 31, 2003 decreased $0.23 or 34.8% to $0.43 from diluted net income per Unit of $0.66 for the three months ended March 31, 2002. The decrease was principally due to a decrease in revenues, primarily investment advisory fees, distribution and institutional research services revenues, resulting in a decrease in net income, notwithstanding a decrease in expenses, primarily promotion and servicing and employee compensation and benefits.

REVENUES

	Three Months Ended
(Dollars in millions)	3/31/03	3/31/02	% Change
Investment advisory and services fees:
Retail	$172.5	$217.9	(20.8)%
Institutional investment management	142.7	165.7	(13.9)
Private client	97.1	102.7	(5.5)
Subtotal	412.3	486.3	(15.2)
Distribution revenues	100.0	129.2	(22.6)
Institutional research services	57.9	71.8	(19.4)
Shareholder servicing fees	23.9	24.6	(2.9)
Other revenues, net	8.5	8.6	(1.2)
Total	$602.6	$720.5	(16.4)%

INVESTMENT ADVISORY AND SERVICES FEES

Investment advisory and services fees, the largest component of the Operating Partnership’s revenues, are generally calculated as a small percentage of the value of assets under management and vary with the type of account managed. Fee income is therefore affected by changes in the amount of assets under management, including market appreciation or depreciation, the addition of new client accounts or client contributions of additional assets to existing accounts, withdrawals of assets from and termination of client accounts, purchases and redemptions of mutual fund shares, and shifts of assets between accounts or products with different fee structures. Investment advisory and services fees include brokerage transaction charges of Sanford C. Bernstein & Co., LLC (“SCB LLC”), a wholly-owned subsidiary of the Operating Partnership, for substantially all private client transactions and certain institutional investment management client transactions. Investment advisory and services fees for the three months ended March 31, 2003 decreased 15.2% from first quarter 2002 primarily due to market depreciation of assets under management and net asset outflows.

Certain investment advisory contracts provide for a performance fee, in addition to or in lieu of a base fee, that is calculated as either a percentage of absolute investment results or a percentage of investment results in excess of a stated benchmark over a specified period of time.  Performance fees are recorded as revenue at the end of the measurement period and will generally be higher in favorable markets and lower in unfavorable markets, which may increase the volatility of the Operating Partnership’s revenues and earnings. Performance fees aggregated $4.0 million for the three months ended March 31, 2003 and $6.2 million in the first quarter of 2002.

Retail investment advisory and services fees for the three months ended March 31, 2003 decreased by $45.4 million or 20.8% from the three months ended March 31, 2002 primarily as a result of a 20.3% decrease in average retail assets under management and a $0.3 million decrease in performance fees.

Institutional investment management investment advisory and services fees for the three months ended March 31, 2003 decreased by $23.0 million or 13.9% from the three months ended March 31, 2002 due primarily to a 12.4% decrease in average assets under management, a decrease in transaction charges and a decrease in performance fees of $1.8 million.

Private client investment advisory and services fees for the three months ended March 31, 2003 decreased by $5.6 million or 5.5% from the three months ended March 31, 2002 due primarily to a decrease in transaction charges.

DISTRIBUTION REVENUES

The Operating Partnership’s subsidiary, AllianceBernstein Investment Research and Management, Inc. (“ABIRM”) (formerly Alliance Fund Distributors, Inc.), acts as distributor of the Alliance Mutual Funds and receives distribution plan fees from those funds in reimbursement of distribution expenses it incurs. Distribution revenues for the three months ended March 31, 2003 decreased 22.6% compared to the three months ended March 31, 2002 principally due to lower average mutual fund assets under management attributable to market depreciation and net asset outflows.

INSTITUTIONAL RESEARCH SERVICES

Institutional research services revenue consists principally of brokerage transaction charges related to services provided to institutional investors by SCB LLC, in New York, and Sanford C. Bernstein Limited (“SCBL”), a wholly-owned subsidiary of the Operating Partnership, in London. Brokerage transaction charges earned and related expenses are recorded on a trade date basis. Revenues from institutional research services for the three months ended March 31, 2003 were $57.9 million, a decrease of 19.4% from the three months ended March 31, 2002 due to addressable, non-program trading, market declines.

SHAREHOLDER SERVICING FEES

The Operating Partnership’s wholly-owned subsidiaries, Alliance Global Investor Services, Inc. and ACM Global Investor Services S.A. provide transfer agency services to the Alliance Mutual Funds. Shareholder servicing fees for the three months ended March 31, 2003 decreased 2.9% from the three months ended March 31, 2002. The number of shareholder accounts serviced were approximately 7.2 million as of March 31, 2003 compared to approximately 7.6 million as of March 31, 2002.

OTHER REVENUES, NET

Other revenues, net consist principally of fees earned for administration and recordkeeping services provided to the Alliance Mutual Funds and the General Accounts of The Equitable Life Assurance Society of the United States (“ELAS”), a wholly-owned subsidiary of AXA Financial, and its insurance subsidiary. Investment income and changes in market value of investments are also included. Subsequent to the Bernstein Acquisition, other revenues, net also includes net interest income earned on securities loaned to and borrowed from brokers and dealers. Other revenues, net for the three months ended March 31, 2003 decreased 1.2% from the three months ended March 31, 2002.

EXPENSES

	Three Months Ended
(Dollars in millions)	3/31/03	3/31/02	% Change
Employee compensation and benefits	$218.1	$237.3	(8.1)%
Promotion and servicing	178.7	213.5	(16.3)
General and administrative	79.2	80.6	(1.7)
Interest	6.3	7.2	(12.5)
Amortization of intangible assets	5.2	5.2	n/a
Total	$487.5	$543.8	(10.4)%

EMPLOYEE COMPENSATION AND BENEFITS

Employee compensation and benefits include salaries, commissions, fringe benefits and cash and deferred incentive compensation based on profitability. Provisions for future payments to be made under certain deferred compensation arrangements are also included.

Employee compensation and benefits for the three months ended March 31, 2003 decreased 8.1% from the three months ended March 31, 2002 primarily as a result of lower commissions, base compensation, incentive compensation and fringe benefits. The overall decrease in incentive compensation was due to lower cash compensation from lower operating earnings offset partially by higher deferred compensation primarily attributable to a deferred compensation plan entered into in connection with the Bernstein acquisition. The Operating Partnership had 4,145 employees at March 31, 2003 compared to 4,475 at March 31, 2002.

PROMOTION AND SERVICING

Promotion and servicing expenses include distribution plan payments to financial intermediaries for distribution of sponsored mutual funds and cash management services’ products and amortization of deferred sales commissions paid to financial intermediaries for the sale of Back-End Load Shares under the System. See “Capital Resources and Liquidity” and “Note 6. Commitments and Contingencies” of the unaudited condensed consolidated financial statements contained in Item 1 of this Form 10-Q. Also included in this expense category are travel and entertainment, advertising, promotional materials, and investment meetings and seminars for financial intermediaries that distribute the Operating Partnership’s mutual fund products.

Promotion and servicing expenses for the three months ended March 31, 2003 decreased 16.3% from the three months ended March 31, 2002 primarily due to lower distribution plan payments and a decrease in other promotion and servicing. Other promotion and servicing expenses decreased primarily as a result of lower printing, mailing and travel and entertainment costs.

GENERAL AND ADMINISTRATIVE

General and administrative expenses are costs related to operations, including technology, professional fees, occupancy, communications, equipment and similar expenses. General and administrative expenses for the three months ended March 31, 2003 decreased 1.7% from the three months ended March 31, 2002 principally as a result of lower office and technology related services offset by higher legal fees for litigation.

INTEREST

Interest expense is incurred on the Operating Partnership’s borrowings. Interest expense for the three months ended March 31, 2003 decreased 12.5% from the three months ended March 31, 2002 primarily as a result of lower short-term debt.

GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets are attributable to acquisitions made by the Operating Partnership, including the Bernstein Acquisition and the acquisition of ACMC, Inc., the predecessor of both Alliance Holding and the Operating Partnership, by ELAS during 1985.

The Operating Partnership’s unaudited condensed consolidated statement of financial condition as of March 31, 2003 includes net goodwill, the excess of the purchase price over the fair value of identifiable assets of acquired companies, of approximately $2.9 billion and intangible assets, the costs assigned to investment management contracts of businesses acquired, of approximately $362 million.  As a result of the adoption of SFAS 142, net goodwill is tested for impairment annually. Intangible assets are amortized on a straight-line basis over estimated useful lives of twenty years and tested for impairment periodically.

Significant assumptions are required in performing goodwill and intangible assets impairment tests.  For goodwill, such tests include determining whether the Operating Partnership’s estimated fair value exceeds its book value. There are several methods of estimating the reporting unit’s fair values, which includes valuation techniques such as market quotations and expected discounted cash flows.  In developing estimated fair value using a discounted cash flow valuation technique, business growth rate assumptions are applied over the estimated life of the goodwill asset and the resulting expected cash flows are discounted to arrive at a present value amount that approximates fair value. For intangible assets, such tests include determining whether expected undiscounted future cash flows exceed its book value.  Market growth, asset attrition and fee rates as well as expense assumptions are applied over the estimated useful life of the intangible assets.  As of March 31, 2003, management believed that goodwill and intangible assets were not impaired.   However, future tests may be based upon different assumptions, which may or may not result in an impairment of these assets.

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

Income tax expense of $6.0 million for the three months ended March 31, 2003 decreased $2.8 million from the three months ended March 31, 2002 primarily as a result of lower pre-tax income.

CAPITAL RESOURCES AND LIQUIDITY

Partners’ capital of the Operating Partnership was $3,883.6 million at March 31, 2003, a decrease of $79.9 million or 2.0% from $3,963.5 million at December 31, 2002. The decrease is primarily due to cash distributions in respect of the Operating Partnership’s Available Cash Flow (as defined in the Alliance Capital Partnership Agreement) for the fourth quarter of 2002 paid in the first quarter of 2003, and the purchase of Alliance Holding Units to fund deferred compensation plans, partially offset by net income for the three months ended March 31, 2003.  During the first quarter of 2003, management classified the Century Club Plan, a compensatory unit award plan, as a deferred compensation plan, which resulted in no net effect on the Operating Partnership’s partners’ capital at March 31, 2003.

Cash flow from operations, proceeds from borrowings and proceeds from the issuance of Operating Partnership Units to AXA Financial and its subsidiaries have been the Operating Partnership’s principal sources of working capital.

The Operating Partnership’s cash and cash equivalents decreased $11.5 million during the three months ended March 31, 2003. Cash inflows for the first three months included $143.9 million provided from operations  and net proceeds from sales of investments of $67.6 million. Cash outflows included cash distributions of $148.5 million, purchases of Alliance Holding Units to fund deferred compensation plans of $67.2 million and capital expenditures of $7.0 million.

The Operating Partnership’s mutual fund distribution system (the “System”) includes a multi-class share structure. The System permits the Operating Partnership’s open-end mutual funds to offer investors various options for the purchase of mutual fund shares, including the purchase of Front-End Load Shares and Back-End Load Shares. The Front-End Load Shares are subject to a conventional front-end sales charge paid by investors to ABIRM at the time of sale. ABIRM in turn pays sales commissions to the financial intermediaries distributing the funds from the front-end sales charge paid by investors. For Back-End Load Shares, investors do not pay a front-end sales charge although, if there are redemptions before the expiration of the minimum holding period (which ranges from one year to four years), investors pay a contingent deferred sales charge (“CDSC”) to ABIRM. While ABIRM is obligated to pay sales commissions to the financial intermediaries at the time of the purchase of Back-End Load Shares, it receives higher ongoing distribution fees from the funds. Deferred sales commissions are expected to be recovered over periods not exceeding five and one-half years. Payments of sales commissions made to financial intermediaries in connection with the sale of Back-End Load Shares under the System, net of CDSC received, totaled approximately $21.4 million for the three months ended March 31, 2003.

In September 2002 the Operating Partnership entered into an $800 million five-year revolving credit facility with a group of commercial banks and other lenders, which replaced three previously existing credit facilities aggregating  $875 million. Of the $800 million total, $425 million is intended to provide back-up liquidity for the Operating Partnership’s commercial paper program.   Under this revolving credit facility, the interest rate, at the option of the Operating Partnership, is a floating rate generally based upon a defined prime rate, a rate related to the London Interbank Offered Rate (LIBOR) or the Federal Funds rate.  The credit facility also provides for a facility fee payable on the total facility.  In addition, a utilization rate fee is payable in the event the average aggregate daily outstanding balance exceeds $400 million for each calendar quarter.  The revolving credit facility contains covenants which, among other things, require the Operating Partnership to meet certain financial ratios. The Operating Partnership was in compliance with the covenants at March 31, 2003.

The Operating Partnership maintains a $100 million Extendible Commercial Notes (“ECN”) program as a supplement to its $425 million commercial paper program.  ECNs are short-term uncommitted debt instruments that do not require back-up liquidity support.

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

In February 2002, the Operating Partnership signed a $125 million agreement with a commercial bank.  Under the agreement, the Operating Partnership guarantees various obligations of Sanford C. Bernstein Limited (“SCBL”) incurred in the ordinary course of its business in the event SCBL is unable to meet those obligations.  At March 31, 2003, the Operating Partnership was not required to perform under the agreement and had no liability outstanding in connection with the agreement.

The Operating Partnership’s total available debt, amounts outstanding, and weighted average interest rates at March 31, 2003 and 2002 were as follows:

	March 31,
	2003				2002
(Dollars in millions)	Total Available		Amount Outstanding	Interest Rate	Total Available	Amount Outstanding	Interest Rate
Senior Notes	$600.0		$398.5	5.9%	$600.0	$398.1	5.9%
Commercial paper	425.0		18.0	1.4	425.0	314.4	1.9
Revolving credit facility	375.0	(1)	—	—	450.0	—	—
Extendible Commercial Notes	100.0		—	—	100.0	—	—
Other	n/a		6.5	2.9	n/a	6.5	4.4
Total	$1,500.0		$423.0	5.7%	$1,575.0	$719.0	4.1%

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

See “Note 6. Commitments and Contingencies” of the unaudited condensed consolidated financial statements contained in Item 1 of this Form 10-Q for a discussion of the Operating Partnership’s mutual fund distribution system and related deferred sales commission asset and of certain legal proceedings to which the Operating Partnership is a party.

ACCOUNTING PRONOUNCEMENTS

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities”.  SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. Management adopted this Statement on January 1, 2003 and the adoption of SFAS 146 did not have a material effect on the Operating Partnership’s results of operations, liquidity or capital resources.

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities”.  FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, for certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  Although the analysis of FIN 46 has not yet been completed, management does not believe, at the present time, the application of FIN 46 will have a material effect on the Operating Partnership’s results of operations, liquidity or capital resources.

CASH DISTRIBUTIONS

The Operating Partnership is required to distribute all of its Available Cash Flow (as defined in the Alliance Capital Partnership Agreement) to the General Partner and Alliance Capital Unitholders.  The Available Cash Flow of the Operating Partnership for the three months ended March 31, 2003 and 2002, respectively, was as follows:

	Three Months Ended
	3/31/03	3/31/02
Available Cash Flow (in thousands)	$108,725	$168,728
Distribution per Unit	$0.43	$0.67

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

Item 3.             Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the Operating Partnership’s market risk for the quarterly period ended March 31, 2003.

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

Part II

OTHER INFORMATION

Item 1.                                                            Legal Proceedings

On April 25, 2001, an amended class action complaint entitled Miller, et al. v. Mitchell Hutchins Asset Management, Inc., et al. (“Miller Complaint”), was filed in federal district court in the Southern District of Illinois against Alliance Capital Management L.P. (“Alliance Capital”), Alliance Fund Distributors, Inc. (now known as AllianceBernstein Investment Research and Management, Inc. “ABIRM”), and other defendants alleging violations of the federal Investment Company Act of 1940, as amended (“ICA”) and breaches of common law fiduciary duty. The allegations in the Miller Complaint concern six mutual funds with which Alliance Capital has investment advisory agreements, including Alliance Premier Growth Fund (“Premier Growth Fund”), Alliance Health Care Fund, Alliance Growth Fund, Alliance Quasar Fund, Alliance Fund, and Alliance Disciplined Value Fund. The principal allegations of the Miller Complaint are that (i) certain advisory agreements concerning these funds were negotiated, approved, and executed in violation of the ICA, in particular because certain directors of these funds should be deemed interested under the ICA; (ii) the distribution plans for these funds were negotiated, approved, and executed in violation of the ICA; and (iii) the advisory fees and distribution fees paid to Alliance Capital and ABIRM, respectively, are excessive and, therefore, constitute a breach of fiduciary duty. Plaintiffs seek a recovery of certain fees paid by these funds to Alliance Capital.  On March 12, 2002, the court issued an order granting defendants’ joint motion to dismiss the Miller Complaint.  The court allowed plaintiffs up to and including April 1, 2002 to file an amended complaint comporting with its order.  On April 1, 2002, plaintiffs filed an amended complaint.  The allegations and relief sought in the amended complaint are virtually identical to the Miller Complaint. On May 1, 2002, defendants filed a motion to dismiss the amended complaint. In an order dated March 6, 2003, the court denied in part, and granted in part, defendants’ motion to dismiss. The court declined to dismiss plaintiffs’ claims that certain advisory and distribution fees paid to Alliance Capital and ABIRM, respectively, were excessive in violation of section 36 (b) of the ICA.  The court dismissed plaintiffs’ claims that certain distribution plans were adopted in violation of the ICA.

Alliance Capital and ABIRM believe that plaintiffs’ allegations in the amended complaint are without merit and intend to vigorously defend against these allegations. At the present time, management of Alliance Capital and ABIRM are unable to estimate the impact, if any, that the outcome of this action may have on Alliance Capital’s results of operations or financial condition.

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

On September 12, 2002, a complaint entitled Lawrence E. Jaffe Pension Plan, Lawrence E. Jaffe Trustee U/A 1198 v. Alliance Capital Management L.P., Alfred Harrison and Alliance Premier Growth Fund, Inc. (“Jaffe Complaint”) was filed in federal district court in the Southern District of New York against Alliance Capital, Alfred Harrison and Premier Growth Fund  alleging violation of the ICA.  The Jaffe Complaint alleges that the defendants breached their fiduciary duties of loyalty, care and good faith to Premier Growth Fund by causing Premier Growth Fund to invest in the securities of Enron and that the agreements between Premier Growth Fund and Alliance Capital violated the ICA because all of the directors of Premier Growth Fund should be deemed interested under the ICA.  Plaintiff seeks damages equal to Premier Growth Fund’s losses as a result of Premier Growth Fund’s investment in shares of Enron and a recovery of all fees paid to Alliance Capital beginning November 1, 2000. On March 24, 2003, the court granted Alliance Capital’s motion to transfer the Jaffe Complaint to the United States District Court for the District of New Jersey to be consolidated with the Benak v. Alliance Capital Management L.P. action already pending there.

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

(a)          Exhibits

15                        Independent Accountants’ Review Report

99.1               Certification of Mr. Calvert pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2               Certification of Mr. Joseph pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)         Reports on Form 8-K

On May 13, 2003 Alliance Capital and Alliance Holding each filed a Current Report on Form 8-K with respect to a news release dated May 13, 2003.

On May 5, 2003 Alliance Capital and Alliance Holding each filed a Current Report on Form 8-K with respect to a news release dated April 29, 2003 and their First Quarter 2003 Review dated April 29, 2003.

On April 11, 2003 Alliance Capital and Alliance Holding each filed a Current Report on Form 8-K with respect to a news release dated April 11, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIANCE CAPITAL MANAGEMENT L.P.

Dated: May 12, 2003	By:	Alliance Capital Management
Corporation, its General Partner

	By:	/s/ Robert H. Joseph, Jr.
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

Date: May 8, 2003
/s/ Bruce W. Calvert
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

Date: May 8, 2003
/s/ Robert H. Joseph, Jr.
Senior Vice President and
Chief Financial Officer
Alliance Capital Management Corporation