Form 10-Q
period 2003-06-30
ALLIANCE CAPITAL MANAGEMENT L P
filed 2003-08-13
CIK 1109448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

250,686,525 units of limited partnership interests in Alliance Capital Management L.P. were outstanding as of June 30, 2003.

ALLIANCE CAPITAL MANAGEMENT L.P.

Part I

FINANCIAL INFORMATION

Item 1.             Financial Statements

ALLIANCE CAPITAL MANAGEMENT L.P.
AND SUBSIDIARIES

Condensed Consolidated Statements of Financial Condition

(unaudited)

(in thousands)

	6/30/03	12/31/02
ASSETS
Cash and cash equivalents.	$262,675	$159,991
Cash and securities segregated, at market (cost: $1,308,017 and $1,174,215)	1,308,259	1,174,323
Receivables:
Brokers and dealers	1,247,157	957,318
Brokerage clients	239,565	218,783
Fees, net	271,828	274,225
Investments	296,608	312,685
Furniture, equipment and leasehold improvements, net	239,342	249,688
Goodwill, net	2,876,657	2,876,657
Intangible assets, net	357,075	367,425
Deferred sales commissions, net	456,543	500,890
Other investments	24,740	29,233
Other assets	117,307	96,752
Total assets	$7,697,756	$7,217,970

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:
Payables:
Brokers and dealers	$860,217	$588,524
Brokerage clients	1,765,743	1,578,677
Alliance Mutual Funds	128,424	119,910
Accounts payable and accrued expenses	175,950	234,133
Accrued compensation and benefits	393,829	298,485
Debt	405,115	426,907
Minority interests in consolidated subsidiaries	8,246	7,883
Total liabilities	3,737,524	3,254,519

Commitments and Contingencies (See Note 6)

Partners’ capital	3,960,232	3,963,451
Total liabilities and partners’ capital	$7,697,756	$7,217,970

See Accompanying Notes to Condensed Consolidated Financial Statements.

ALLIANCE CAPITAL MANAGEMENT L.P.
AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(unaudited)

(in thousands, except per Unit amounts)

	Three Months Ended		Six Months Ended
	6/30/03	6/30/02	6/30/03	6/30/02
Revenues:
Investment advisory and services fees	$443,680	$486,137	$855,961	$972,420
Distribution revenues	108,661	125,370	208,685	254,549
Institutional research services	68,612	78,048	126,497	149,858
Shareholder servicing fees	25,679	26,532	49,536	51,156
Other revenues, net	15,113	8,016	23,680	16,643
	661,745	724,103	1,264,359	1,444,626

Expenses:
Employee compensation and benefits	226,671	234,977	444,840	472,259
Promotion and servicing:
Distribution plan payments	91,950	103,725	181,027	209,045
Amortization of deferred sales commissions	52,315	60,749	105,334	117,751
Other	41,681	56,290	78,221	107,494
General and administrative	81,406	82,281	160,587	162,884
Interest	6,286	7,196	12,635	14,408
Amortization of intangible assets	5,175	5,175	10,350	10,350
	505,484	550,393	992,994	1,094,191

Income before income taxes	156,261	173,710	271,365	350,435

Income taxes	8,203	8,685	14,246	17,522

Net income	$148,058	$165,025	$257,119	$332,913

Net income per Unit:
Basic	$ 0.59	$ 0.65	$ 1.02	$ 1.32
Diluted	$ 0.58	$ 0.64	$ 1.01	$ 1.30

See Accompanying Notes to Condensed Consolidated Financial Statements.

ALLIANCE CAPITAL MANAGEMENT L.P.
AND SUBSIDIARIES

Condensed Consolidated Statements of
Changes in Partners’ Capital
and Comprehensive Income

(unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	6/30/03	6/30/02	6/30/03	6/30/02

Partners’ capital - beginning of period	$3,883,559	$3,918,639	$3,963,451	$3,988,160
Comprehensive income:
Net income	148,058	165,025	257,119	332,913
Other comprehensive income:
Unrealized gain (loss) on investments, net	886	(1,104)	676	(1,295)
Foreign currency translation adjustments, net	10,606	6,643	11,424	5,506
Comprehensive income	159,550	170,564	269,219	337,124
Capital contributions from General Partner	236	255	471	411
Cash distributions to General Partner and
Alliance Capital Unitholders	(109,032)	(168,683)	(257,536)	(356,379)
Purchase of Alliance Holding Units to fund deferred compensation plans, net	614	—	(66,596)	(75,717)
Compensatory unit options expense	718	—	1,436	—
Amortization of deferred compensation expense	18,149	14,299	41,057	32,459
Proceeds from options for Alliance Holding Units exercised	6,438	7,780	8,730	16,796
Partners’ capital - end of period	$3,960,232	$3,942,854	$3,960,232	$3,942,854

See Accompanying Notes to Condensed Consolidated Financial Statements.

ALLIANCE CAPITAL MANAGEMENT L.P.
AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

Six Months Ended

	6/30/03	6/30/02
Cash flows from operating activities:
Net income	$257,119	$332,913
Adjustments to reconcile net income to net cash provided from operating activities:
Amortization of deferred sales commissions	105,334	117,752
Amortization of deferred compensation	63,924	45,181
Other depreciation and amortization	36,556	35,901
Other, net	(5,252)	2,718
Changes in assets and liabilities:
(Increase) decrease in segregated cash and securities	(133,936)	331,750
(Increase) decrease in receivable from brokers and dealers	(288,930)	126,929
(Increase) in receivable from brokerage clients	(20,979)	(111,555)
Decrease in fees receivables	5,098	62,877
(Increase) in deferred sales commissions	(60,985)	(61,283)
(Increase) decrease in trading and other investments	(19,522)	20,935
(Increase) in other assets	(19,855)	(4,199)
Increase in payable to Alliance Mutual Funds	8,463	156,931
Increase (decrease) in payable to brokers and dealers	271,111	(97,025)
Increase (decrease) in payable to brokerage clients	186,926	(305,209)
(Decrease) in accounts payable and accrued expenses	(59,704)	(5,634)
Increase in accrued compensation and benefits	72,840	78,120
Net cash provided from operating activities	398,208	727,102

Cash flows from investing activities:
Purchase of investments	(1,643,463)	(1,096,111)
Proceeds from sale of investments	1,692,588	1,095,471
Additions to furniture, equipment and leasehold improvements, net	(13,700)	(32,301)
Net cash provided from (used in) investing activities	35,425	(32,941)

Cash flows from financing activities:
Proceeds from issuance of debt	1,188,937	11,353,513
Repayment of debt	(1,211,000)	(11,510,034)
Cash distributions to General Partner and
Alliance Capital Unitholders	(257,536)	(356,379)
Capital contributions from General Partner	471	411
Proceeds from options for Alliance Holding Units exercised	8,730	16,796
Purchase of Alliance Holding Units to fund deferred compensation plans, net	(66,596)	(75,717)
Net cash (used in) financing activities	(336,994)	(571,410)

Effect of exchange rate changes on cash and cash equivalents	6,045	3,316

Net increase in cash and cash equivalents	102,684	126,067
Cash and cash equivalents at beginning of period	159,991	220,127
Cash and cash equivalents at end of period	$262,675	$346,194

See Accompanying Notes to Condensed Consolidated Financial Statements.

ALLIANCE CAPITAL MANAGEMENT L.P.
AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2003

(unaudited)

1.                                       Organization

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

At June 30, 2003, Alliance Holding owned approximately 77.3 million or 30.8%, of the issued and outstanding Alliance Capital Units. ACMC owns 100,000 general partnership Units in Alliance Holding and a 1% general partnership interest in the Operating Partnership. At June 30, 2003, AXA Financial was the beneficial owner of approximately 55.2% of the outstanding Alliance Capital Units (including those held indirectly through its ownership of 1.9% of the outstanding Alliance Holding Units), which, including the general partnership interests in the Operating Partnership and Alliance Holding, represent an economic interest of approximately 55.7% in the Operating Partnership.  At June 30, 2003, SCB Partners, Inc., a wholly-owned subsidiary of SCB Inc., was the beneficial owner of approximately 13.0% of the outstanding Alliance Capital Units.

2.                                       Business Description

The Operating Partnership provides diversified investment management and related services globally to a broad range of clients including (a) institutional investors, consisting of unaffiliated entities such as corporate and public employee pension funds, endowment funds, domestic and foreign institutions and governments and affiliates such as AXA and its insurance company subsidiaries, by means of separate accounts, sub-advisory relationships resulting from the efforts of the institutional marketing department, structured products, group trusts, mutual funds, and investment vehicles sold exclusively to institutional investors and high net worth individuals, (b) private clients, consisting of high net worth individuals, trusts and estates, charitable foundations, partnerships, private and family corporations and other entities, by means of separate accounts, hedge funds and certain other vehicles, (c) individual investors by means of retail mutual funds sponsored by the Operating Partnership, its subsidiaries and affiliated joint venture companies including cash management products such as money market funds and deposit accounts, sub-advisory relationships in respect of mutual funds sponsored by third parties resulting from the efforts of the mutual fund marketing department (“Alliance Mutual Funds”) and managed account products, and (d) institutional investors desiring institutional research services by means of in-depth research, portfolio strategy, trading and brokerage-related services.  The Operating Partnership and its subsidiaries provide investment management, distribution and shareholder and administrative services to the Alliance Mutual Funds.

3.                                       Summary of Significant Accounting Policies

Basis of Presentation

The unaudited interim condensed consolidated financial statements of the Operating Partnership included herein have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of (a) the Operating Partnership’s financial position at June 30, 2003, (b) the Operating Partnership’s results of operations for the three months and six months ended June 30, 2003 and 2002, and (c) the Operating Partnership’s cash flows for the six months ended June 30, 2003 and 2002, have been made. The preparation of the financial statements requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.  These statements should be read in conjunction with the Operating Partnership’s consolidated financial statements for the year ended December 31, 2002.

Reclassifications

Prior period amounts reflect the reclassification of certain distribution plan payments to financial intermediaries from distribution plan payments to other promotion and servicing expense and the reclassification of certain expenses associated with deferred compensation owed to employees from interest expense to employee compensation and benefits expense in the Condensed Consolidated Statements of Income. In addition, prior period amounts reflect separate disclosure of amortization of deferred sales commissions and deferred compensation in the Condensed Consolidated Statements of Cash Flows.

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

The gross carrying amount and accumulated amortization of intangible assets subject to amortization totaled $414.0 million and $56.9 million at June 30, 2003, respectively.  Amortization expense was $5.2 million and $10.4 million for the three months and six months ended June 30, 2003 and 2002, respectively, and estimated amortization expense for each of the next five years is approximately $20.7 million.

The gross carrying amount of deferred sales commissions, accumulated amortization and cumulative CDSC received were approximately $2.2 billion, $1.3 billion and $0.4 billion, respectively, at June 30, 2003, resulting in a net balance of approximately $0.5 billion.

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

Compensatory Option Plans

The Operating Partnership adopted in 2002 the fair value method of recording compensation expense, on a prospective basis and using a straight-line amortization policy, relating to compensatory option awards of Alliance Holding Units as permitted by Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation”, as amended by Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation – Transition and Disclosure”.  Under the fair value method, compensation expense is measured at the grant date based on the estimated fair value of the award and is recognized over the vesting period.  Fair value is determined using the Black-Scholes option-pricing model.  See “Note 7. Compensatory Unit Award and Option Plans”.

4.                                       Cash and Securities Segregated Under Federal Regulations and Other Requirements

At June 30, 2003, approximately $1.3 billion in United States Treasury Bills was segregated in a special reserve bank custody account for the exclusive benefit of brokerage customers of SCB LLC under rule 15c3-3 of the SEC.

5.                                       Net Income Per Unit

Basic net income per Unit is derived by reducing net income for the 1% general partnership interest and dividing the remaining 99% by the basic weighted average number of Units outstanding. Diluted net income per Unit is derived by reducing net income for the 1% general partnership interest and dividing the remaining 99% by the total of the basic weighted average number of Units outstanding and the dilutive Unit equivalents resulting from outstanding compensatory options (in thousands, except per Unit amounts):

	Three Months Ended		Six Months Ended
	6/30/03	6/30/02	6/30/03	6/30/02

Net income	$148,058	$165,025	$257,119	$332,913

Weighted average Units outstanding - Basic	250,463	249,644	250,330	249,320
Dilutive effect of compensatory options	2,561	3,927	2,360	4,328
Weighted average Units outstanding - Diluted	253,024	253,571	252,690	253,648

Basic net income per Unit	$0.59	$0.65	$1.02	$1.32
Diluted net income per Unit	$0.58	$0.64	$1.01	$1.30

6.                                       Commitments and Contingencies

The Operating Partnership’s mutual fund distribution system (the “System”) includes a multi-class share structure.  The System permits the Operating Partnership’s open-end mutual funds to offer investors various options for the purchase of mutual fund shares, including the purchase of Front-End Load Shares and Back-End Load Shares.  The Front-End Load Shares are subject to a conventional front-end sales charge paid by investors to AllianceBernstein Investment Research and Management, Inc. (“ABIRM”) at the time of sale.  ABIRM in turn pays sales commissions to the financial intermediaries distributing the funds from the front-end sales charge paid by investors.  For Back-End Load Shares, investors do not pay a front-end sales charge although, if there are redemptions before the expiration of the minimum holding period (which ranges from one year to four years), investors pay CDSC to ABIRM.  While ABIRM is obligated to pay sales commissions to the financial intermediaries at the time of the purchase of Back-End Load Shares, it receives higher ongoing distribution fees from the funds.  Payments of sales commissions made to financial intermediaries in connection with the sale of Back-End Load Shares under the System, net of CDSC received, totaled approximately $61.0 million during the six month period ended June 30, 2003.

Payments of sales commissions made to financial intermediaries in connection with the sale of Back-End Load Shares under the System are capitalized as deferred sales commissions and amortized over periods not exceeding five and one-half years, the periods of time during which deferred sales commissions are expected to be recovered from distribution fees received from those funds and from CDSC received from shareholders of those funds upon redemption of their shares.  CDSC receipts are recorded as reductions of unamortized deferred sales commissions when received.  The recorded amount of the deferred sales commission asset was $456.5 million at June 30, 2003.

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

Significant assumptions utilized to estimate future average assets under management of Back-End Load Shares include expected future market levels and redemption rates.  Market assumptions are selected using a long-term view of expected average market returns based on historical returns of broad market indices.  At June 30, 2003, management used assumptions of 7% for fixed income and ranging from 9% to 10% for equity, respectively, to estimate annual market returns.  Higher actual average market returns would increase undiscounted future cash flows, while lower actual average market returns would decrease undiscounted future cash flows.  Future redemption rate assumptions were determined by reference to actual redemption experience over the three year and five year periods ended June 30, 2003.  Management determined that a range of assumed average annual redemption rates of 15% to 18%, calculated as a percentage of average assets under management, should be used at June 30, 2003.  An increase in the actual rate of redemptions would decrease undiscounted future cash flows, while a decrease in the actual rate of redemptions would increase undiscounted future cash flows.  These assumptions are updated periodically.  Estimates of undiscounted future cash flows and the remaining life of the deferred sales commission asset are made from these assumptions.  Management considers the results of these analyses performed at various dates.  As of June 30, 2003, management determined that the deferred sales commission asset was not impaired.  If management determines in the future that the deferred sales commission asset is not recoverable, an impairment condition would exist and a loss would be measured as the amount by which the recorded amount of the asset exceeds its estimated fair value.  Estimated fair value is determined using management’s best estimate of future cash flows discounted to a present value amount.

During the three month and six month periods ended June 30, 2003, equity markets increased by approximately 15% and 11%, respectively, as measured by the change in the Standard & Poor’s 500 Stock Index while fixed income markets increased by approximately 3% and 4%, respectively, as measured by the change in the Lehman Brothers’ Aggregate Bond Index.  The redemption rate for domestic Back-End Load Shares exceeded 18% and 20% during the three month and six month periods ended June 30, 2003, respectively.  Declines in financial markets or continued higher redemption levels, or both, as compared to the assumptions used to estimate undiscounted future cash flows, as described above, could result in the impairment of the deferred sales commission asset. Due to the volatility of the capital markets and changes in redemption rates, management is unable to predict whether or when a future impairment of the deferred sales commission asset will occur.  Should an impairment occur, any loss would reduce materially the recorded amount of the asset with a corresponding charge to expense.

On April 25, 2001, an amended class action complaint entitled Miller, et al. v. Mitchell Hutchins Asset Management, Inc., et al. (“Amended Complaint”), was filed in federal district court in the Southern District of Illinois against Alliance Capital, Alliance Fund Distributors, Inc.  (now known as AllianceBernstein Investment Research and Management, Inc. “ABIRM”) and other defendants alleging violations of the federal Investment Company Act of 1940, as amended (“ICA”) and breaches of common law fiduciary duty. The principal allegations of the Amended Complaint were that (i) certain advisory agreements concerning certain funds managed by Alliance Capital were negotiated, approved, and executed in violation of the ICA; (ii) the distribution plans for certain funds were negotiated, approved, and executed in violation of the ICA; and (iii) the advisory fees and distribution fees paid to Alliance Capital and ABIRM, respectively, with respect to these funds were excessive and constituted a breach of fiduciary duty. Plaintiffs sought recovery of excessive advisory and distribution fees paid by these funds to Alliance Capital and ABIRM.  On March 12, 2002, the court issued an order granting defendants’ motion to dismiss the Amended Complaint.  On April 1, 2002, plaintiffs filed a second amended class action complaint (“Second Amended Complaint”). Named as individual plaintiffs in the Second Amended Complaint were shareholders of the Alliance Premier Growth Fund, the Alliance Quasar Fund, and the Alliance Growth and Income Fund.  These plaintiffs sought to bring class action claims on behalf of all shareholders of all funds in the purported “Alliance Fund Complex”, defined as approximately three dozen funds governed by a common board of directors or trustees.  The substantive allegations and relief sought in the Second Amended Complaint were virtually identical to the Amended Complaint.  On May 1, 2002, defendants filed a motion to dismiss the Second Amended Complaint.  In an order dated March 6, 2003, the court denied in part, and granted in part, defendants’ motion to dismiss.  The court declined to dismiss plaintiffs’ claims that certain advisory and distribution fees paid to Alliance Capital and ABIRM, respectively, were excessive in violation of section 36(b) of the ICA.  The court dismissed plaintiffs’ claims that certain distribution plans were adopted in violation of the ICA. On July 23, 2003, the parties filed a stipulation providing that plaintiffs would not seek to certify the case  as a class action. On July 28, 2003, plaintiffs filed a motion for leave to file a third amended complaint (“Third Amended Complaint”).  Named as individual plaintiffs in the proposed Third Amended Complaint are shareholders of the Alliance Premier Growth Fund, the Alliance Quasar Fund, the Alliance Growth and Income Fund, the Alliance Corporate Bond Fund, the AllianceBernstein Growth Fund, the AllianceBernstein Balanced Shares Fund, and the AllianceBernstein Americas Government Income Trust.  The allegations and relief sought in the Third Amended Complaint are virtually identical to the Second Amended Complaint, except plaintiffs now specifically seek recovery of excessive advisory and distribution fees paid by these seven funds to Alliance

Capital and ABIRM, respectively, for the period commencing one year prior to the filing of the Amended Complaint in April 2001 through the date of final judgment after trial, a time period likely to exceed four years. The case is currently in discovery.

Alliance Capital and ABIRM believe that plaintiffs’ allegations in the Second Amended Complaint and proposed Third Amended Complaint are without merit and intend to vigorously defend against these allegations. At the present time, management of Alliance Capital and ABIRM are unable to estimate the impact, if any, that the outcome of this action may have on Alliance Capital’s results of operations or financial condition.

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

On April 8, 2002, in In re Enron Corporation Securities Litigation, a consolidated complaint (“Enron Complaint”) was filed in the district court in the Southern District of Texas, Houston Division, against numerous defendants, including Alliance Capital.  The principal allegations of the Enron Complaint, as they pertain to Alliance Capital, are that Alliance Capital violated Sections 11 and 15 of the Securities Act of 1933, as amended (“Securities Act”) with respect to a registration statement filed by Enron and effective with the SEC on July 18, 2001, which was used to sell $1.9 billion Enron Corp. Zero Coupon Convertible Notes due 2021.  Plaintiffs allege that Frank Savage, who was at that time an employee of Alliance Capital and who was and remains a director of the General Partner of Alliance Capital, signed the registration statement at issue. Plaintiffs allege that the registration statement was materially misleading. Plaintiffs further allege that Alliance Capital was a controlling person of Frank Savage.  Plaintiffs therefore assert that Alliance Capital is itself liable for the allegedly misleading registration statement.  Plaintiffs seek rescission or a rescissionary measure of damages.  The Enron Complaint specifically states that “[n]o allegations of fraud are made against or directed at” Alliance Capital.  On June 3, 2002, Alliance Capital moved to dismiss the Enron Complaint as the allegations therein pertain to it. On March 12, 2003, that motion was denied. The case is currently in discovery.

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

On August 9, 2003, the Securities and Exchange Board of India ordered that Samir C. Arora, a former research analyst/portfolio manager of Alliance Capital, refrain from buying, selling or dealing in Indian securities. Until August 4, 2003, when Mr. Arora announced his resignation from Alliance Capital, he served as head of Asian emerging markets equities and a fund manager of Alliance Capital Asset Management (India) Pvt. Ltd. (“ACAML”), a fund management company 75% owned by Alliance Capital. The order states that Mr. Arora relied on unpublished price sensitive information in making certain investment decisions on behalf of certain clients of ACAML and Alliance Capital, that there were failures to make required disclosures regarding the size of certain equity holdings, and that Mr. Arora tried to influence the sale of Alliance Capital’s stake in ACAML. Mr. Arora will have the opportunity to contest the findings in the order by filing objections and at a personal hearing scheduled for August 28, 2003.

Alliance Capital is reviewing this matter, and at the present time management of Alliance Capital does not believe its outcome will have a material impact on Alliance Capital’s results of operations or financial condition.

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

7.                                       Compensatory Unit Award and Option Plans

The Operating Partnership adopted in 2002 the fair value method of recording compensation expense, on a prospective basis and using a straight-line amortization policy, relating to compensatory option awards of Alliance Holding Units as permitted by SFAS 123, as amended by SFAS 148.  Compensation expense relating to unit option awards granted after 2001 totaled approximately $0.7 million and $1.4 million for the three month and six month periods ended June 30, 2003.

The Operating Partnership applies APB 25 for compensatory unit option awards made prior to 2002 and, accordingly, no compensation expense has been recognized for those options since they were granted with exercise prices equal to the fair market value of the Alliance Holding Units on the date of grant.  Had the Operating Partnership recorded compensation expense for those options based on the fair value at their grant date under SFAS 123, the Operating Partnership’s net income and net income per unit for the three month and six month periods ended June 30, 2003 and 2002 would have been reduced to the pro forma amounts indicated below (in thousands, except per Unit amounts):

	Three Months Ended		Six Months Ended
	6/30/03	6/30/02	6/30/03	6/30/02
SFAS 123 pro forma net income:
Net income as reported	$148,058	$165,025	$257,119	$332,913
Add: stock-based compensation expense included in net income, net of tax	682	—	1,364	—
Deduct: total stock-based compensation expense determined under fair value method for all awards, net of tax	(2,933)	(4,761)	(5,734)	(9,442)
SFAS 123 pro forma net income	$145,807	$160,264	$252,749	$323,471

Net income per Unit:
Basic net income per unit as reported	$0.59	$0.65	$1.02	$1.32
Basic net income per unit pro forma	$0.58	$0.64	$1.00	$1.28
Diluted net income per unit as reported	$0.58	$0.64	$1.01	$1.30
Diluted net income per unit pro forma	$0.57	$0.63	$0.99	$1.26

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

9.                                       Supplemental Cash Flow Information

Cash payments for interest and income taxes were as follows (in thousands):

	Three Months Ended		Six Months Ended
	6/30/03	6/30/02	6/30/03	6/30/02
Interest	$4,623	$9,422	$20,697	$29,931
Income taxes	15,003	7,927	16,103	13,816

10.                                 Cash Distribution

On July 29, 2003, the General Partner declared a distribution of $146,867,000 or $0.58 per Alliance Capital Unit representing a distribution from Available Cash Flow (as defined in the Alliance Capital Partnership Agreement) of the Operating Partnership for the three months ended June 30, 2003. The distribution is payable on August 18, 2003 to holders of record at the close of business on August 8, 2003.

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

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities”, which addresses accounting and disclosure requirements for variable interest entities (“VIEs”). FIN 46 defines a VIE as a corporation, partnership, limited liability company, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting or similar rights sufficient to enable such investors to make decisions about an entity’s activities or (b) has equity investors that do not provide sufficient financial resources to support the entities’ activities without additional financial support from other parties.  FIN 46 requires a VIE to be consolidated by a company that is subject to, among other things, a majority of the risk or residual returns of the entity. The consolidation and disclosure provisions of FIN 46 are effective immediately for VIEs created after January 31, 2003, and for interim and annual reporting periods beginning after June 15, 2003 for VIEs created before February 1, 2003.  FIN 46 also requires interim disclosures in all financial statements issued after January 31, 2003, regardless of the date on which the VIE was created, if it is reasonably possible that an enterprise will consolidate or disclose information about a VIE when FIN 46 becomes effective.

The Operating Partnership and certain of its subsidiaries receive fees for providing investment management services, and certain distribution, shareholder servicing and administrative services ancillary thereto, to its clients. Investment advisory and distribution fees are generally calculated as a small percentage of the value of assets under management and vary with the type of account managed. Certain investment advisory contracts provide for a performance fee, in addition to or in lieu of a base fee, that is calculated as either a percentage of absolute investment results or a percentage of investment results in excess of a stated benchmark over a specified period of time. Shareholder servicing fees are based on the number of shareholder accounts and administrative services fees represent reimbursements for services provided by the Operating Partnership. Management of the Operating Partnership is currently reviewing its investment management agreements, its investments in and other financial arrangements with certain entities which hold client assets under management such as certain mutual fund products domiciled in Luxembourg, India, Japan, Singapore and Australia (collectively “Offshore Funds”), hedge funds, structured products, group trusts and joint ventures.  Generally, these retail and institutional type products’ average annual investment advisory contractual fee rates range from approximately 25 to 53 basis points.

For the Offshore Funds and group trusts, the Operating Partnership generally has no variable interests or risks in those entities other than the fees it receives and its risks are limited to these fees. The legal structures utilized for certain Offshore Funds and group trusts do not provide for significant shareholder voting rights, which may result in those entities being classified as VIEs under FIN 46.  The Offshore Funds and group trusts held approximately $32 billion in assets under management for clients as of June 30, 2003.

The Operating Partnership has assets under management for clients in various hedge funds for which it receives both a base advisory fee and a performance fee. In addition, the Operating Partnership had investments in certain of the hedge funds aggregating approximately $13.0 million as of June 30, 2003. The hedge funds held approximately $2.4 billion in assets under management for clients at that date. The Operating Partnership’s risks related to the hedge funds are limited to the fees it earns, its investments and the approximately $37,000 of equity of a subsidiary that serves as the general partner to certain hedge funds.  The level of equity investment in certain of the hedge funds relative to total assets and certain other criteria may result in those entities being classified as VIEs under FIN 46.

For structured products, the Operating Partnership managed approximately $6.0 billion in client assets under management as of June 30, 2003 for which it receives advisory and certain other fees. The Operating Partnership has no other direct variable interests or risks related to the structured products. Certain structured products have a nominal equity investment, which may result in those entities being classified as VIEs under FIN 46.

The Operating Partnership’s financial arrangements with its joint ventures generally consist of a 50 percent or less equity interest and certain fees that it receives. The total amount of those investments was approximately $10.0 million as of June 30, 2003. The Operating Partnership has no other direct variable interests or risks to the joint ventures, however, certain joint ventures may be classified as VIEs under FIN 46.

FIN 46 is highly complex and requires management of the Operating Partnership to make significant estimates and judgements as to its application. Management is continuing its analysis of the effect of FIN 46 while the Financial Accounting Standards Board is continuing to develop answers to implementation issues. As a result, it is not presently known whether the Operating Partnership will be required to consolidate any VIEs or provide any additional disclosure about VIEs.

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

ASSETS UNDER MANAGEMENT(1)

(Dollars in billions)	6/30/03	6/30/02	$ Change	% Change
Retail	$147.0	$149.6	$(2.6)	$(1.7)%
Institutional investment management	234.6	222.5	12.1	5.4
Private client	44.6	40.4	4.2	10.4
Total	$426.2	$412.5	$13.7	$3.3%

ASSETS UNDER MANAGEMENT BY INVESTMENT ORIENTATION(1)

(Dollars in billions)	6/30/03	6/30/02	$ Change	% Change
Active equity & balanced - Growth
U.S.	$92.6	$109.8	$(17.2)	$(15.7)%
Global & international	22.4	23.6	(1.2)	(5.1)
Active equity & balanced - Value
U.S.	86.6	81.1	5.5	6.8
Global & international	32.3	23.1	9.2	39.8
Total active equity & balanced	233.9	237.6	(3.7)	(1.6)
Active fixed income
U.S.	126.5	121.5	5.0	4.1
Global & international	41.9	27.6	14.3	51.8
Passive
U.S.	19.2	20.8	(1.6)	(7.7)
Global & international	4.7	5.0	(0.3)	(6.0)
Total	$426.2	$412.5	$13.7	$3.3%

AVERAGE ASSETS UNDER MANAGEMENT(1) (2)

	Three Months Ended			Six Months Ended
(Dollars in billions)	6/30/03	6/30/02	% Change	6/30/03	6/30/02	% Change
Retail	$141.2	$160.2	(11.9)%	$138.4	$163.7	(15.5)%
Institutional investment management	225.9	232.5	(2.8)	218.8	235.2	(7.0)
Private client	42.8	40.8	4.9	41.4	40.2	3.0
Total	$409.9	$433.5	(5.4)%	$398.6	$439.1	(9.2)%

ANALYSIS OF ASSETS UNDER MANAGEMENT - 3 MONTH PERIODS(1)

(Dollars in billions)	2003				2002
	Retail	Institutional Investment Mgmt	Private Client	Total	Retail	Institutional Investment Mgmt	Private Client	Total
Balance at April 1,	$134.0	$212.5	$39.8	$386.3	$169.5	$242.1	$40.6	$452.2
Sales/new accounts	8.4	5.9	1.7	16.0	7.0	3.4	1.8	12.2
Redemptions/terminations	(6.2)	(5.3)	(0.6)	(12.1)	(8.9)	(4.3)	(0.4)	(13.6)
Net cash management sales	(1.1)	—	—	(1.1)	(2.9)	—	—	(2.9)
Cash flow/Unreinvested dividends	0.3	(0.7)	(0.1)	(0.5	0.1	(1.6	0.2	(1.3)
Net asset inflows (outflows)	1.4	(0.1)	1.0	2.3	(4.7)	(2.5)	1.6	(5.6)
Transfers	—	0.6	(0.6)	—	—	—	—	—
Market appreciation (depreciation)	11.6	21.6	4.4	37.6	(15.2	(17.1	(1.8	(34.1)
Net change	13.0	22.1	4.8	39.9	(19.9)	(19.6)	(0.2)	(39.7)
Balance at June 30,	$147.0	$234.6	$44.6	$426.2	$149.6	$222.5	$40.4	$412.5

ANALYSIS OF ASSETS UNDER MANAGEMENT - 6 MONTH PERIODS(1)

(Dollars in billions)	2003				2002
	Retail	Institutional Investment Mgmt	Private Client	Total	Retail	Institutional Investment Mgmt	Private Client	Total
Balance at January 1,	$135.9	$211.0	$39.7	$386.6	$171.5	$241.5	$39.2	$452.2
Sales/new accounts	14.7	12.3	3.4	30.4	16.3	9.7	3.7	29.7
Redemptions/terminations	(12.7)	(8.6)	(1.2)	(22.5)	(15.9)	(7.5)	(1.1)	(24.5)
Net cash management sales	(1.6)	—	—	(1.6)	(4.4)	—	—	(4.4)
Cash flow/Unreinvested dividends	(0.1)	0.5	(0.3)	0.1	—	(1.2)	(0.1)	(1.3)
Net asset inflows (outflows)	0.3	4.2	1.9	6.4	(4.0)	1.0	2.5	(0.5)
Transfers	—	0.6	(0.6)	—	—	—	—	—
Market appreciation (depreciation)	10.8	18.8	3.6	33.2	(17.9)	(20.0)	(1.3)	(39.2)
Net change	11.1	23.6	4.9	39.6	(21.9)	(19.0)	1.2	(39.7)
Balance at June 30,	$147.0	$234.6	$44.6	$426.2	$149.6	$222.5	$40.4	$412.5

(1)      Assets under management (“AUM”) exclude certain non-discretionary relationships and assets managed by unconsolidated affiliates.

(2)      Average monthly AUM.

The Operating Partnership’s revenues are largely dependent on the total value and composition of assets under its management.

Assets under management were $426.2 billion at June 30, 2003, an increase of 3.3% from June 30, 2002, primarily as a result of market appreciation in  fixed income and value equity accounts  and net asset inflows. Active equity and balanced assets under management, which comprise approximately 55% of total assets under management, were 1.6% lower. Active fixed income assets under management including cash management products, which comprise approximately 40% of total assets under management, increased by 12.9%.

Assets under management at June 30, 2003 were $426.2 billion, an increase of $39.9 billion or 10.3% from March 31, 2003 and $39.6 billion or 10.2% from December 31, 2002.

Retail assets under management at June 30, 2003 were $147.0 billion, an increase of $13.0 billion or 9.7% from March 31, 2003 and an increase of $11.1 billion or 8.2% from December 31, 2002.  The increase for the second quarter was primarily due to market appreciation of $11.6 billion and net asset inflows of $1.4 billion. The increase for the six months ended June 30, 2003 was primarily due to market appreciation of $10.8 billion and net asset inflows of $0.3 billion.

Institutional investment management assets under management at June 30, 2003 were $234.6 billion, an increase of $22.1 billion or 10.4% from March 31, 2003 and an increase of $23.6 billion or 11.2% from

December 31, 2002. The increase for the second quarter was principally due to market appreciation of $21.6 billion offset by net asset outflows of $0.1 billion.  The increase for the six months ended June 30, 2003 was primarily due to market appreciation of $18.8 billion and net asset inflows of $4.2 billion.

Private client assets under management at June 30, 2003 were $44.6 billion, an increase of $4.8 billion or 12.1% from March 31, 2003 and an increase of $4.9 billion or 12.3% from December 31, 2002. The increase for the second quarter was principally due to market appreciation of $4.4 billion and net asset inflows of $1.0 billion.  The increase for the six months ended June 30, 2003 was principally due to market appreciation of $3.6 billion and net asset inflows of $1.9 billion.

Assets under management at June 30, 2002 were $412.5 billion, a decrease of $39.7 billion or 8.8% from March 31, 2002 and December 31, 2001.

Retail assets under management at June 30, 2002 were $149.6 billion, a decrease of $19.9 billion or 11.7% from March 31, 2002 and a decrease of $21.9 billion or 12.8% from December 31, 2001. The decrease for the second quarter was due to market depreciation of $15.2 billion and net asset outflows of $4.7 billion.  The decrease for the six months ended June 30, 2002 was due to market depreciation of $17.9 billion and net asset outflows of $4.0 billion.

Institutional investment management assets under management at June 30, 2002 were $222.5 billion, a decrease of $19.6 billion or 8.1% from March 31, 2002 and a decrease of $19.0 billion or 7.9% from December 31, 2001. The decrease for the second quarter was due to market depreciation of $17.1 billion and net asset outflows of $2.5 billion. The decrease for the six months ended June 30, 2002 was due to market depreciation of $20.0 billion offset by net asset inflows of $1.0 billion.

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

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended			Six Months Ended
(Dollars in millions, except per Unit Amounts)	6/30/03	6/30/02	% Change	6/30/03	6/30/02	% Change
Revenues	$661.7	$724.1	(8.6)%	$1,264.4	$1,444.6	(12.5)%
Expenses	505.4	550.4	(8.2)	993.0	1,094.2	(9.2)
Income before income taxes	156.3	173.7	(10.0)	271.4	350.4	(22.5)
Income taxes	8.2	8.7	(5.7)	14.3	17.5	(18.3)
Net income	$148.1	$165.0	(10.2)	$257.1	$332.9	(22.8)
Diluted net income per Unit	$0.58	$0.64	(9.4)	$1.01	$1.30	(22.3)

Base fee earnings(3)	$140.0	$159.2	(12.1)	$246.2	$323.2	(23.8)
Performance fee earnings(3)	8.1	5.8	39.7	10.9	9.7	12.4
Net Income	$148.1	$165.0	(10.2)	$257.1	$332.9	(22.8)

Base fee earnings per Unit(3)	$0.55	$0.62	(11.3)	$0.97	$1.26	(23.0)
Performance fee earnings per Unit(3)	0.03	0.02	50.0	0.04	0.04	—
Diluted net income per Unit	$0.58	$0.64	(9.4)	$1.01	$1.30	(22.3)

Distributions per Unit	$0.58	$0.65	(10.8)	$1.01	$1.32	(23.5)

Pretax Margin (GAAP) (1)
Total revenues	$661.7	$724.1	(8.6)	$1,264.4	$1,444.6	(12.5)
Pre-tax income	$156.3	$173.7	(10.0)	$271.4	$350.4	(22.5)
Pre-tax margin (GAAP)	23.6%	24.0%		21.5%	24.3%

Pretax Margin (Non-GAAP) (2)
Total revenues	$661.7	$724.1	(8.6)	$1,264.4	$1,444.6	(12.5)
Less: distribution revenues	(108.7)	(125.4)	(13.3)	(208.7)	(254.5)	(18.0)
Net revenues	553.0	598.7	(7.6)	1,055.7	1,190.1	(11.3)

Total expenses	505.4	550.4	(8.2)	993.0	1,094.2	(9.2)
Less: distribution revenues	(108.7)	(125.4)	(13.3)	(208.7)	(254.5)	(18.0)
Net expenses	396.7	425.0	(6.7)	784.3	839.7	(6.6)

Pre-tax income	$156.3	$173.7	(10.0)%	$271.4	$350.4	(22.5)%

Pre-tax margin (non-GAAP)	28.3%	29.0%		25.7%	29.4%

(¹)     Pre-tax income as a percentage of total revenues.

(²)     Pre-tax margin (non-GAAP), pre-tax income as a percentage of net revenues, is presented as a non-GAAP financial measure. The table provides a reconciliation to pre-tax margin (GAAP).  Management believes this presentation provides a measure of financial performance that is more comparable to other asset management companies.

(³)     Indicates the relative contributions of base fee and performance fee earnings to net income.  Management provides these measures because performance fee earnings can vary significantly from quarter to quarter.

Net income for the three months ended June 30, 2003 decreased $16.9 million or 10.2% from net income for the three months ended June 30, 2002.  Net income for the six months ended June 30, 2003 decreased $75.8 million or 22.8% from net income for the six months ended June 30, 2002. The decrease for the three month and six month periods was principally due to a decrease in revenues, primarily investment advisory fees, distribution and institutional research services revenues, resulting in a decrease in net income, notwithstanding a decrease in expenses, primarily promotion and servicing and employee compensation and benefits.

REVENUES

	Three Months Ended			Six Months Ended
(Dollars in millions)	6/30/03	6/30/02	% Change	6/30/03	6/30/02	% Change
Investment advisory and services fees:
Retail	$184.0	$213.4	(13.8)%	$356.5	$431.3	(17.3)%
Institutional investment management	156.3	162.1	(3.6)	299.0	327.8	(8.8)
Private client	103.4	110.6	(6.5)	200.5	213.3	(6.0)
Subtotal	443.7	486.1	(8.7)	856.0	972.4	(12.0)
Distribution revenues	108.7	125.4	(13.3)	208.7	254.5	(18.0)
Institutional research services	68.6	78.1	(12.2)	126.5	149.9	(15.6)
Shareholder servicing fees	25.6	26.5	(3.4)	49.5	51.2	(3.3)
Other revenues, net	15.1	8.0	88.8	23.7	16.6	42.8
Total	$661.7	$724.1	(8.6)%	$1,264.4	$1,444.6	(12.5)%

INVESTMENT ADVISORY AND SERVICES FEES

Investment advisory and services fees, the largest component of the Operating Partnership’s revenues, are generally calculated as a small percentage of the value of assets under management and vary with the type of account managed. Fee income is therefore affected by changes in the amount of assets under management, including market appreciation or depreciation, the addition of new client accounts or client contributions of additional assets to existing accounts, withdrawals of assets from and termination of client accounts, purchases and redemptions of mutual fund shares, and shifts of assets between accounts or products with different fee structures. Investment advisory and services fees include brokerage transaction charges of Sanford C. Bernstein & Co., LLC (“SCB LLC”), a wholly-owned subsidiary of the Operating Partnership, for substantially all private client transactions and certain institutional investment management client transactions. Investment advisory and services fees for the three and six months ended June 30, 2003 decreased $42.4 million or 8.7% and $116.4 million or 12.0%, respectively, from the three months and six months ended June 30, 2002.

Certain investment advisory contracts provide for a performance fee, in addition to or in lieu of a base fee, that is calculated as either a percentage of absolute investment results or a percentage of investment results in excess of a stated benchmark over a specified period of time.  Performance fees are recorded as revenue at the end of the measurement period and will generally be higher in favorable markets and lower in unfavorable markets, which may increase the volatility of the Operating Partnership’s revenues and earnings. Performance fees aggregated $11.2 million and $7.7 million for the three months ended June 30, 2003 and 2002, respectively, and $15.2 million and $13.9 million for the six months ended June 30, 2003 and 2002, respectively.

Retail investment advisory and services fees for the three months ended June 30, 2003 decreased by $29.4 million or 13.8% from the three months ended June 30, 2002 primarily as a result of a 11.9% decrease in average assets under management offset by a $0.3 million increase in performance fees.  Retail investment advisory and services fees for the six months ended June 30, 2003 decreased by $74.8 million or 17.3% from the six months ended June 30, 2002 primarily as a result of a 15.5% decrease in average assets under management.

Institutional investment management investment advisory and services fees for the three months ended June 30, 2003 decreased by $5.8 million or 3.6% from the three months ended June 30, 2002 due primarily to a 2.8% decrease in average assets under management and a decrease in brokerage transaction volume of $3.0 million partially offset by an increase in performance fees of $2.7 million. Institutional investment management advisory and services fees for the six months ended June 30, 2003 decreased by $28.8 million or 8.8% from the six months ended June 30, 2002 due primarily to a 7.0% decrease in average assets under management and a decrease in brokerage transaction volume of $7.0 million partially offset by an increase in performance fees of $0.9 million.

Private client investment advisory and services fees for the three months ended June 30, 2003 decreased $7.2 million or 6.5% from the three months ended June 30, 2002 due to lower brokerage transaction volume of $4.5 million.  Private client investment advisory and service fees for the six months ended June 30, 2003 decreased

$12.8 million or 6.0% from the six months ended June 30, 2002 due primarily to lower brokerage transaction volume of $13.3 million partially offset by a $0.4 million  increase in performance fees.

DISTRIBUTION REVENUES

The Operating Partnership’s subsidiary, AllianceBernstein Investment Research and Management, Inc. (“ABIRM”), acts as distributor of the Alliance Mutual Funds and receives distribution plan fees from those funds in reimbursement of distribution expenses it incurs. Distribution revenues for the three months and six months ended June 30, 2003 decreased 13.3% and 18.0%, respectively, from the three months and six months ended June 30, 2002 principally due to lower average mutual fund assets under management.

INSTITUTIONAL RESEARCH SERVICES

Institutional research services revenue consists principally of brokerage transaction charges related to services provided to institutional investors by SCB LLC, in New York, and Sanford C. Bernstein Limited (“SCBL”), a wholly-owned subsidiary of the Operating Partnership, in London.  Brokerage transaction charges earned and related expenses are recorded on a trade date basis. Revenues from institutional research services for the three months and six months ended June 30, 2003 were $68.6 million and $126.5 million,  a decrease of 12.2% and 15.6% from the three and six months ended June 30, 2002, respectively, due generally to a decline in global transaction volumes, reduced prices paid for brokerage transactions and lower market share.

SHAREHOLDER SERVICING FEES

The Operating Partnership’s wholly-owned subsidiaries, Alliance Global Investor Services, Inc. and ACM Global Investor Services S.A., provide transfer agency services to the Alliance Mutual Funds. Shareholder servicing fees for the three months and six months ended June 30, 2003 decreased 3.4% and 3.3%, respectively, from the three months and six months ended June 30, 2002. The number of shareholder accounts serviced decreased approximately 0.5 million to approximately 7.3 million as of June 30, 2003 from approximately 7.8 million as of June 30, 2002 due to shareholder account terminations.

OTHER REVENUES, NET

Other revenues, net consist principally of fees earned for administration and recordkeeping services provided to the Alliance Mutual Funds and the General Accounts of The Equitable Life Assurance Society of the United States (“ELAS”), a wholly-owned subsidiary of AXA Financial, and its insurance subsidiary. Investment income and changes in value of other investments are also included. Other revenues, net also includes net interest income earned on securities loaned to and borrowed from brokers and dealers.  Other revenues, net for the three months and six months ended June 30, 2003 increased 88.8% and 42.8% from the three and six months ended June 30, 2002 principally as a result of mark to market gains on  deferred compensation investments.

EXPENSES

	Three Months Ended			Six Months Ended
(Dollars in millions)	6/30/03	6/30/02	% Change	6/30/03	6/30/02	% Change
Employee compensation and benefits	$226.6	$234.9	(3.5)%	$444.8	$472.2	(5.8)%
Promotion and servicing	185.9	220.8	(15.8)	364.6	434.3	(16.0)
General and administrative	81.4	82.3	(1.1)	160.6	162.9	(1.4)
Interest	6.3	7.2	(12.5)	12.6	14.4	(12.5)
Amortization of intangible assets	5.2	5.2	—	10.4	10.4	—
Total	$505.4	$550.4	(8.2)%	$993.0	$1,094.2	(9.2)%

EMPLOYEE COMPENSATION AND BENEFITS

Employee compensation and benefits include salaries, commissions, fringe benefits and cash and deferred incentive compensation based on profitability. Provisions for future payments to be made under certain deferred compensation arrangements are also included.

Employee compensation and benefits for the three months and six months ended June 30, 2003 decreased 3.5% and 5.8%, respectively, from the three months and six months ended June 30, 2002 primarily as a result of lower commissions and base compensation offset by higher incentive compensation.  The overall increase in incentive compensation was due to higher deferred compensation primarily attributable to a deferred compensation plan entered into in connection with the Bernstein acquisition offset partially by lower cash compensation from lower operating earnings.  The Operating Partnership had 4,113 employees at June 30, 2003 compared to 4,458 at June 30, 2002.

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

Promotion and servicing expenses for the three months and six months ended June 30, 2003 decreased 15.8% and 16.0%, respectively, from the three months and six months ended June 30, 2002 primarily due to lower distribution plan payments and a decrease in other promotion and servicing.  Other promotion and servicing expenses decreased primarily as a result of lower printing, mailing and travel and entertainment costs.

GENERAL AND ADMINISTRATIVE

General and administrative expenses are costs related to operations, including technology, professional fees, occupancy, communications, equipment and similar expenses. General and administrative expenses for the three months and six months ended June 30, 2003 decreased increased 1.1% and 1.4%, respectively, from the three and six months ended June 30, 2002 principally as a result of lower office and technology related services offset by higher legal fees for litigation.

INTEREST

Interest expense is incurred on the Operating Partnership’s borrowings. Interest expense for the three months and six months ended June 30, 2003 decreased 12.5% for both the three months and six months ended June 30, 2002 primarily as a result of lower short-term debt.

GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets are attributable to acquisitions made by the Operating Partnership, including the Bernstein acquisition and the acquisition of ACMC, Inc., the predecessor of both Alliance Holding and the Operating Partnership, by ELAS during 1985.

The Operating Partnership’s unaudited condensed consolidated statement of financial condition as of June 30, 2003 includes net goodwill, the excess of the purchase price over the fair value of identifiable assets of acquired companies, of approximately $2.9 billion and intangible assets, the costs assigned to investment management contracts of businesses acquired, of approximately $357 million.  As a result of the adoption of SFAS 142, net goodwill is tested for impairment annually. Intangible assets are amortized on a straight-line basis over estimated useful lives of twenty years and tested for impairment periodically.

Significant assumptions are required in performing goodwill and intangible assets impairment tests.  For goodwill, such tests include determining whether the Operating Partnership’s estimated fair value exceeds its book value.  There are several methods of estimating the reporting unit’s fair values, which includes valuation techniques such as market quotations and expected discounted cash flows.  In developing estimated fair value using a discounted cash flow valuation technique, business growth rate assumptions are applied over the estimated life of the goodwill asset and the resulting expected cash flows are discounted to arrive at a present value amount that approximates fair value.  For intangible assets, such tests include determining whether expected undiscounted future cash flows exceed its book value.  Market growth, asset attrition and fee rates as well as expense assumptions are applied over the estimated useful life of the intangible assets.  As of June 30, 2003, management believed that goodwill and intangible assets were not impaired. However, future tests may be based upon different assumptions, which may or may not result in an impairment of these assets.

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

Income tax expense of $8.2 million and $14.3 million for the three months and six months ended June 30, 2003 decreased $0.5 million and $3.3 million, respectively, from the three months and six months ended June 30, 2002 primarily as a result of lower pre-tax income offset partially by a higher income tax rate for the current periods.

CAPITAL RESOURCES AND LIQUIDITY

Partners’ capital of the Operating Partnership was $3,960.2 million at June 30, 2003, an increase of $76.6 million or 2.0% from $3,883.6 million at March 31, 2003 and a decrease of $3.3 million or 0.1% from $3,963.5 million at December 31, 2002. The increase for the three months ended June 30, 2003 is primarily due to net income and amortization of deferred compensation expense offset by cash distributions in respect of the Operating Partnership’s Available Cash Flow (as defined in the Alliance Capital Partnership Agreement) for the first quarter of 2003 paid in the second quarter of 2003. The decrease for the six months ended June 30, 2003 is primarily due to cash distributions in respect of the Operating Partnership’s Available Cash Flow for the fourth quarter of 2002 and first quarter of 2003 paid in the first and second quarters of 2003, respectively.

Cash flow from operations, proceeds from borrowings and proceeds from the issuance of Operating Partnership Units to AXA Financial and its subsidiaries have been the Operating Partnership’s principal sources of working capital.

The Operating Partnership’s cash and cash equivalents increased $102.7 million for the six months ended June 30, 2003.  Cash inflows for the first six months included $398.2 million provided from operations and net proceeds from sales of investments of $49.1 million. Cash outflows included cash distributions of $257.5 million, net repayment of borrowings of $22.1 million, capital expenditures of $13.7 million and purchases of Alliance Holding Units by a subsidiary for $66.6 million to fund deferred compensation plans.

The Operating Partnership’s mutual fund distribution system (the “System”) includes a multi-class share structure. The System permits the Operating Partnership’s open-end mutual funds to offer investors various options for the purchase of mutual fund shares, including the purchase of Front-End Load Shares and Back-End Load Shares. The Front-End Load Shares are subject to a conventional front-end sales charge paid by investors to ABIRM at the time of sale. ABIRM in turn pays sales commissions to the financial intermediaries distributing the funds from the front-end sales charge paid by investors. For Back-End Load Shares, investors do not pay a front-end sales charge although, if there are redemptions before the expiration of the minimum holding period (which ranges from one year to four years), investors pay a contingent deferred sales charge (“CDSC”) to ABIRM. While ABIRM is obligated to pay sales commissions to the financial intermediaries at the time of the purchase of Back-End Load Shares, it receives higher ongoing distribution fees from the funds. Deferred sales commissions are expected to be recovered over periods not exceeding five and one-half years. Payments of sales commissions made to financial intermediaries in connection with the sale of Back-End Load Shares under the System, net of CDSC received, totaled approximately $61.0 million for the six months ended June 30, 2003.

In September 2002 the Operating Partnership entered into an $800 million five-year revolving credit facility with a group of commercial banks and other lenders, which replaced three previously existing credit facilities aggregating  $875 million.  Of the $800 million total, $425 million is intended to provide back-up liquidity for the Operating Partnership’s commercial paper program.  Under this revolving credit facility, the interest rate, at the option of the Operating Partnership, is a floating rate generally based upon a defined prime rate, a rate related to the London Interbank Offered Rate (LIBOR) or the Federal Funds rate.  The credit facility also provides for a facility fee payable on the total facility.  In addition, a utilization rate fee is payable in the event the average aggregate daily outstanding balance exceeds $400 million for each calendar quarter.  The revolving credit facility contains covenants which, among other things, require the Operating Partnership to meet certain financial ratios.  The Operating Partnership was in compliance with the covenants at June 30, 2003.

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

In February 2002, the Operating Partnership signed a $125 million agreement with a commercial bank.  Under the agreement, the Operating Partnership guarantees various obligations of SCBL incurred in the ordinary course of its business in the event SCBL is unable to meet those obligations.  At June 30, 2003, the Operating Partnership was not required to perform under the agreement and had no liability outstanding in connection with the agreement.

The Operating Partnership’s total available debt, amounts outstanding, and weighted average interest rates at June 30, 2003 and 2002 were as follows:

	June 30,
	2003				2002
(Dollars in millions)	Total Available		Amount Outstanding	Interest Rate	Total Available	Amount Outstanding	Interest Rate

Senior Notes	$600.0		$398.6	5.9%	$600.0	$398.2	5.9%
Commercial paper	425.0		—	—	425.0	68.3	2.0
Revolving credit facility	375.0	(1)	—	—	450.0	—	—
Extendible Commercial Notes	100.0		—	—	100.0	—	—
Other	n/a		6.5	3.4	n/a	6.5	3.4
Total	$1,500.0		$405.1	5.8%	$1,575.0	$473.0	5.3%

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

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities”, which addresses accounting and disclosure requirements for variable interest entities (“VIEs”). FIN 46 defines a VIE as a corporation, partnership, limited liability company, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting or similar rights sufficient to enable such investors to make decisions about an entity’s activities or (b) has equity investors that do not provide sufficient financial resources to support the entities’ activities without additional financial support from other parties.  FIN 46 requires a VIE to be consolidated by a company that is subject to, among other things, a majority of the risk or residual returns of the entity. The consolidation and disclosure provisions of FIN 46 are effective immediately for VIEs created after January 31, 2003, and for interim and annual reporting periods beginning after June 15, 2003 for VIEs created before February 1, 2003.  FIN 46 also requires interim disclosures in all financial statements issued after January 31, 2003, regardless of the date on which the VIE was created, if it is reasonably possible that an enterprise will consolidate or disclose information about a VIE when FIN 46 becomes effective.

The Operating Partnership and certain of its subsidiaries receive fees for providing investment management services, and certain distribution, shareholder servicing and administrative services ancillary thereto, to its clients. Investment advisory and distribution fees are generally calculated as a small percentage of the value of assets under management and vary with the type of account managed. Certain investment advisory contracts provide for a performance fee, in addition to or in lieu of a base fee, that is calculated as either a percentage of absolute investment results or a percentage of investment results in excess of a stated benchmark over a specified period of time. Shareholder servicing fees are based on the number of shareholder accounts and administrative services fees represent reimbursements for services provided by the Operating Partnership. Management of the Operating Partnership is currently reviewing its investment management agreements, its investments in and other financial arrangements with certain entities which hold client assets under management such as certain mutual fund products domiciled in Luxembourg, India, Japan, Singapore and Australia (collectively “Offshore Funds”), hedge funds, structured products, group trusts and joint ventures.  Generally, these retail and institutional type products’ average annual investment advisory contractual fee rates range from approximately 25 to 53 basis points.

For the Offshore Funds and group trusts, the Operating Partnership generally has no variable interests or risks in those entities other than the fees it receives and its risks are limited to those fees. The legal structures utilized for certain Offshore Funds and group trusts do not provide for significant shareholder voting rights, which may result in those entities being classified as VIEs under FIN 46.  The Offshore Funds and group trusts held approximately $32 billion in assets under management for clients as of June 30, 2003.

The Operating Partnership has assets under management for clients in various hedge funds for which it receives both a base advisory fee and a performance fee. In addition, the Operating Partnership had investments in certain of the hedge funds aggregating approximately $13.0 million as of June 30, 2003. The hedge funds held approximately $2.4 billion in assets under management for clients at that date. The Operating Partnership’s risks related to the hedge funds are limited to the fees it earns, its investments and the approximately $37,000 of equity of a subsidiary that serves as the general partner to certain hedge funds.  The level of equity investment in certain of the hedge funds relative to total assets and certain other criteria may result in those entities being classified as VIEs under FIN 46.

For structured products, the Operating Partnership managed approximately $6.0 billion in client assets under management as of June 30, 2003 for which it receives advisory and certain other fees. The Operating Partnership has no other direct variable interests or risks related to the structured products. Certain structured products have a nominal equity investment, which may result in those entities being classified as VIEs under FIN 46.

The Operating Partnership’s financial arrangements with its joint ventures generally consist of a 50 percent or less equity interest and certain fees that it receives. The total amount of those investments was approximately $10.0 million as of June 30, 2003. The Operating Partnership has no other direct variable interests or risks to the joint ventures, however, certain joint ventures may be classified as VIEs under FIN 46.

FIN 46 is highly complex and requires management of the Operating Partnership to make significant estimates and judgements as to its application. Management is continuing its analysis of the effect of FIN 46 while the Financial Accounting Standards Board is continuing to develop answers to implementation issues. As a result, it is not presently known whether the Operating Partnership will be required to consolidate any VIEs or provide any additional disclosure about VIEs.

CASH DISTRIBUTIONS

The Operating Partnership is required to distribute all of its Available Cash Flow (as defined in the Alliance Capital Partnership Agreement) to the General Partner and Alliance Capital Unitholders. The Available Cash Flow of the Operating Partnership for the three months and six months ended June 30, 2003 and 2002, respectively, was as follows:

	Three Months Ended		Six Months Ended
	6/30/03	6/30/02	6/30/03	6/30/02
Available Cash Flow (in thousands)	$146,867	$164,016	$255,899	$332,699
Distribution Per Unit	$0.58	$0.65	$1.01	$1.32

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

Item 3.             Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the Operating Partnership’s market risk for the quarterly period ended June 30, 2003.

Item 4.             Controls and Procedures

Based on an evaluation of the effectiveness of Alliance Capital’s disclosure controls and procedures, Alliance Capital’s Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were effective as of June 30, 2003. In connection with such evaluation, no change in Alliance Capital’s internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, Alliance Capital’s internal control over financial reporting.

Part II

OTHER INFORMATION

Item 1.                                                             Legal Proceedings

On April 25, 2001, an amended class action complaint entitled Miller, et al. v. Mitchell Hutchins Asset Management, Inc., et al. (“Amended Complaint”), was filed in federal district court in the Southern District of Illinois against Alliance Capital Management L.P. (“Alliance Capital”), Alliance Fund Distributors, Inc.  (now known as AllianceBernstein Investment Research and Management, Inc. “ABIRM”) and other defendants alleging violations of the federal Investment Company Act of 1940, as amended (“ICA”) and breaches of common law fiduciary duty. The principal allegations of the Amended Complaint were that (i) certain advisory agreements concerning certain funds managed by Alliance Capital were negotiated, approved, and executed in violation of the ICA; (ii) the distribution plans for certain funds were negotiated, approved, and executed in violation of the ICA; and (iii) the advisory fees and distribution fees paid to Alliance Capital and ABIRM, respectively, with respect to these funds were excessive and constituted a breach of fiduciary duty. Plaintiffs sought recovery of excessive advisory and distribution fees paid by these funds to Alliance Capital and ABIRM.  On March 12, 2002, the court issued an order granting defendants’ motion to dismiss the Amended Complaint.  On April 1, 2002, plaintiffs filed a second amended class action complaint (“Second Amended Complaint”). Named as individual plaintiffs in the Second Amended Complaint were shareholders of the Alliance Premier Growth Fund, the Alliance Quasar Fund, and the Alliance Growth and Income Fund.  These plaintiffs sought to bring class action claims on behalf of all shareholders of all funds in the purported “Alliance Fund Complex”, defined as approximately three dozen funds governed by a common board of directors or trustees.  The substantive allegations and relief sought in the Second Amended Complaint were virtually identical to the Amended Complaint.  On May 1, 2002, defendants filed a motion to dismiss the Second Amended Complaint.  In an order dated March 6, 2003, the court denied in part, and granted in part, defendants’ motion to dismiss.  The court declined to dismiss plaintiffs’ claims that certain advisory and distribution fees paid to Alliance Capital and ABIRM, respectively, were excessive in violation of section 36(b) of the ICA.  The court dismissed plaintiffs’ claims that certain distribution plans were adopted in violation of the ICA. On July 23, 2003, the parties filed a stipulation providing that plaintiffs would not seek to certify the case  as a class action. On July 28, 2003, plaintiffs filed a motion for leave to file a third amended complaint (“Third Amended Complaint”).  Named as individual plaintiffs in the proposed Third Amended Complaint are shareholders of the Alliance Premier Growth Fund, the Alliance Quasar Fund, the Alliance Growth and Income Fund, the Alliance Corporate Bond Fund, the AllianceBernstein Growth Fund, the AllianceBernstein Balanced Shares Fund, and the AllianceBernstein Americas Government Income Trust.  The allegations and relief sought in the Third Amended Complaint are virtually identical to the Second Amended Complaint, except plaintiffs now specifically seek recovery of excessive advisory and distribution fees paid by these seven funds to Alliance Capital and ABIRM, respectively, for the period commencing one year prior to the filing of the Amended Complaint in April 2001 through the date of final judgment after trial, a time period likely to exceed four years. The case is currently in discovery.

Alliance Capital and ABIRM believe that plaintiffs’ allegations in the Second Amended Complaint and proposed Third Amended Complaint are without merit and intend to vigorously defend against these allegations. At the present time, management of Alliance Capital and

ABIRM are unable to estimate the impact, if any, that the outcome of this action may have on Alliance Capital’s results of operations or financial condition.

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

On April 8, 2002, in In re Enron Corporation Securities Litigation, a consolidated complaint (“Enron Complaint”) was filed in the district court in the Southern District of Texas, Houston Division, against numerous defendants, including Alliance Capital.  The principal allegations of the Enron Complaint, as they pertain to Alliance Capital, are that Alliance Capital violated Sections 11 and 15 of the Securities Act of 1933, as amended (“Securities Act”) with respect to a registration statement filed by Enron and effective with the SEC on July 18, 2001, which was used to sell $1.9 billion Enron Corp. Zero Coupon Convertible Notes due 2021.  Plaintiffs allege that Frank Savage, who was at that time an employee of Alliance Capital and who was and remains a director of the General Partner of Alliance Capital, signed the registration statement at issue.  Plaintiffs allege that the registration statement was materially misleading. Plaintiffs further allege that Alliance Capital was a controlling person of Frank Savage. Plaintiffs therefore assert that Alliance Capital is itself liable for the allegedly misleading registration statement.  Plaintiffs seek rescission or a rescissionary measure of damages. The Enron Complaint specifically states that “[n]o allegations of fraud are made against or directed at” Alliance Capital.  On June 3, 2002, Alliance Capital moved to dismiss the Enron Complaint as the allegations therein pertain to it. On March 12, 2003, that motion was denied. The case is currently in discovery.

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

On August 9, 2003, the Securities and Exchange Board of India ordered that Samir C. Arora, a former research analyst/portfolio manager of Alliance Capital, refrain from buying, selling or dealing in Indian securities. Until August 4, 2003, when Mr. Arora announced his resignation from Alliance Capital, he served as head of Asian emerging markets equities and a fund manager of Alliance Capital Asset Management (India) Pvt. Ltd. (“ACAML”), a fund management company 75% owned by Alliance Capital. The order states that Mr. Arora relied on unpublished price sensitive information in making certain investment decisions on behalf of certain clients of ACAML and Alliance Capital, that there were failures to make required disclosures regarding the size of certain equity holdings, and that Mr. Arora tried to influence the sale of Alliance Capital’s stake in ACAML. Mr. Arora will have the opportunity to contest the findings in the order by filing objections and at a personal hearing scheduled for August 28, 2003.

Alliance Capital is reviewing this matter, and at the present time management of Alliance Capital does not believe its outcome will have a material impact on Alliance Capital’s results of operations or financial condition.

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

None.

Item 3.                                                             Defaults Upon Senior Securities

None.

Item 4.                                                             Submission of Matters to a Vote of Security Holders

None.

Item 5.                                                             Other Information

None.

Item 6.                                                             Exhibits and Reports on Form 8-K

(a)               Exhibits

10.123	Letter Agreement dated April 22, 2003 between Alliance Capital and Mr. Alfred Harrison.

15	Independent Accountants’ Review Report.

31.1	Certification of Mr. Sanders pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Mr. Joseph pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Mr. Sanders pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Mr. Joseph pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)              Reports on Form 8-K

On August 12, 2003, Alliance Capital and Alliance Holding each filed a Current Report on Form 8-K with respect to a news release dated August 12, 2003.

On July 29, 2003, Alliance Capital and Alliance Holding each filed a Current Report on Form 8-K with respect to a news release dated July 29, 2003 and their Second Quarter 2003 Review dated July 29, 2003.

On July 11, 2003, Alliance Capital and Alliance Holding each filed a Current Report on Form 8-K with respect to a news release dated July 11, 2003.

On June 12, 2003, Alliance Capital and Alliance Holding each filed a Current Report on Form 8-K with respect to a news release dated June 12, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIANCE CAPITAL MANAGEMENT L.P.

Dated: August 13, 2003	By:	Alliance Capital Management
Corporation, its General Partner

	By:	/s/ Robert H. Joseph, Jr.
Robert H. Joseph, Jr.
Senior Vice President &
Chief Financial Officer