Form 10-Q
period 2003-09-30
ALLIANCE CAPITAL MANAGEMENT L P
filed 2003-11-17
CIK 1109448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Yes  ☒                                             No  ☐

250,916,189 units of limited partnership interest in Alliance Capital Management L.P. were outstanding as of September 30, 2003.

ALLIANCE CAPITAL MANAGEMENT L.P.

AND SUBSIDIARIES

Index to Form 10-Q

Part I

FINANCIAL INFORMATION

Part I

FINANCIAL INFORMATION

Item 1.    Financial Statements

ALLIANCE CAPITAL MANAGEMENT L.P.

AND SUBSIDIARIES

Condensed Consolidated Statements of Financial Condition

(unaudited)

(in thousands)

	9/30/03	12/31/02
ASSETS
Cash and cash equivalents	$349,154	$159,991
Cash and securities segregated, at market (cost: $1,368,480 and $1,174,215)	1,368,567	1,174,323
Receivables:
Brokers and dealers	1,409,286	957,318
Brokerage clients	267,977	218,783
Fees, net	279,401	274,225
Investments	392,697	312,685
Furniture, equipment and leasehold improvements, net	233,895	249,688
Goodwill, net	2,876,657	2,876,657
Intangible assets, net	351,900	367,425
Deferred sales commissions, net	423,224	500,890
Other investments	26,194	29,233
Other assets	111,406	96,752
Total assets	$8,090,358	$7,217,970

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:
Payables:
Brokers and dealers	$890,145	$588,524
Brokerage clients	2,025,532	1,578,677
Alliance Mutual Funds	109,489	119,910
Accounts payable and accrued expenses	360,978	234,133
Accrued compensation and benefits	435,250	298,485
Debt	405,220	426,907
Minority interests in consolidated subsidiaries	9,342	7,883
Total liabilities	4,235,956	3,254,519

Commitments and Contingencies (See Note 6)

Partners’ capital	3,854,402	3,963,451
Total liabilities and partners’ capital	$8,090,358	$7,217,970

See Accompanying Notes to Condensed Consolidated Financial Statements.

ALLIANCE CAPITAL MANAGEMENT L.P.

AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(unaudited)

(in thousands, except per Unit amounts)

	Three Months Ended		Nine Months Ended
	9/30/03	9/30/02	9/30/03	9/30/02
Revenues:
Investment advisory and services fees	$479,589	$436,250	$1,335,550	$1,408,670
Distribution revenues	112,627	108,803	321,312	363,352
Institutional research services	72,407	75,801	198,904	225,659
Shareholder servicing fees	23,945	24,481	73,481	75,637
Other revenues, net	10,829	4,376	34,509	21,019
	699,397	649,711	1,963,756	2,094,337

Expenses:
Employee compensation and benefits	200,058	218,607	644,898	690,866
Promotion and servicing:
Distribution plan payments	94,642	94,949	275,669	303,994
Amortization of deferred sales commissions	52,460	56,250	157,794	174,001
Other	41,101	46,130	119,322	153,624
General and administrative	84,555	83,672	245,142	246,556
Interest	6,302	6,668	18,937	21,076
Amortization of intangible assets	5,175	5,175	15,525	15,525
Charge for legal proceedings and mutual fund matters	190,000	—	190,000	—
	674,293	511,451	1,667,287	1,605,642

Income before income taxes	25,104	138,260	296,469	488,695

Income taxes	5,916	6,912	20,162	24,434

Net income	$19,188	$131,348	$276,307	$464,261

Net income per Unit:
Basic	$0.08	$0.52	$1.09	$1.84
Diluted	$0.07	$0.52	$1.08	$1.81

See Accompanying Notes to Condensed Consolidated Financial Statements.

ALLIANCE CAPITAL MANAGEMENT L.P.

AND SUBSIDIARIES

Condensed Consolidated Statements of

Changes in Partners’ Capital

and Comprehensive Income

(unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	9/30/03	9/30/02	9/30/03	9/30/02

Partners’ capital - beginning of period	$3,960,232	$3,942,854	$3,963,451	$3,988,160
Comprehensive income:
Net income	19,188	131,348	276,307	464,261
Other comprehensive income:
Unrealized gain on investments, net	(161)	(165)	515	(1,460)
Foreign currency translation adjustment, net	(1,014)	1,222	10,410	6,728
Comprehensive income	18,013	132,405	287,232	469,529
Capital contributions from General Partner	403	184	874	595
Cash distribution to General Partner and Alliance Capital Unitholders	(146,884)	(164,090)	(404,420)	(520,469)
Purchase of Alliance Holding Units to fund deferred compensation plans, net	—	2,011	(66,596)	(73,706)
Compensatory unit options expense	627	—	2,063	—
Amortization of deferred compensation expense	17,952	17,443	59,009	49,902
Proceeds from options for Alliance Holding Units exercised	4,059	1,399	12,789	18,195
Partners’ capital - end of period	$3,854,402	$3,932,206	$3,854,402	$3,932,206

See Accompanying Notes to Condensed Consolidated Financial Statements.

ALLIANCE CAPITAL MANAGEMENT L.P.

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Nine Months Ended

	9/30/03	9/30/02
Cash flows from operating activities:
Net income	$276,307	$464,261
Adjustments to reconcile net income to net cash provided from operating activities:
Amortization of deferred sales commissions	157,794	174,001
Amortization of deferred compensation	95,961	69,127
Other depreciation and amortization	54,253	54,000
Other, net	(6,182)	3,085
Changes in assets and liabilities:
(Increase) decrease in segregated cash and securities	(194,244)	267,215
(Increase) decrease in receivable from brokers and dealers	(451,309)	572,334
(Increase) in receivable from brokerage clients	(49,340)	(125,513)
(Increase) decrease in fees receivable	(2,101)	88,799
(Increase) in deferred sales commissions	(80,128)	(69,764)
(Increase) decrease in trading and other investments	(21,666)	24,345
(Increase) in other assets	(14,145)	(21,732)
(Decrease) in payable to Alliance Mutual Funds	(10,479)	(95,241)
Increase (decrease) in payable to brokers and dealers	301,245	(382,381)
Increase (decrease) in payable to brokerage clients	446,737	(316,913)
Increase (decrease) in accounts payable and accrued expenses	125,491	(16,572)
Increase in accrued compensation and benefits	100,750	126,532
Net cash provided from operating activities	728,944	815,583

Cash flows from investing activities:
Purchase of investments	(2,387,346)	(1,492,062)
Proceeds from sale of investments	2,341,642	1,414,702
Additions to furniture, equipment and leasehold improvements, net	(20,571)	(43,246)
Net cash (used in) investing activities	(66,275)	(120,606)

Cash flows from financing activities:
Proceeds from issuance of debt	1,277,923	13,164,376
Repayment of debt	(1,300,000)	(13,360,332)
Cash distributions to General Partner and Alliance Capital Unitholders	(404,420)	(520,469)
Capital contributions from General Partner	874	595
Proceeds from options for Alliance Holding Units exercised	12,789	18,195
Purchase of Alliance Holding Units to fund deferred compensation plans, net	(66,596)	(73,706)
Net cash (used in) financing activities	(479,430)	(771,341)

Effect of exchange rate changes on cash and cash equivalents	5,924	4,275

Net increase (decrease) in cash and cash equivalents	189,163	(72,089)
Cash and cash equivalents at beginning of period	159,991	220,127
Cash and cash equivalents at end of period	$349,154	$148,038

See Accompanying Notes to Condensed Consolidated Financial Statements.

ALLIANCE CAPITAL MANAGEMENT L.P.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2003

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

At September 30, 2003, Alliance Holding owned approximately 77.5 million or 30.9%, of the issued and outstanding Alliance Capital Units. ACMC owns 100,000 general partnership Units in Alliance Holding and a 1% general partnership interest in the Operating Partnership. At September 30, 2003, AXA Financial was the beneficial owner of approximately 55.1% of the outstanding Alliance Capital Units (including those held indirectly through its ownership of 1.9% of the outstanding Alliance Holding Units), which, including the general partnership interests in the Operating Partnership and Alliance Holding, represent an economic interest of approximately 55.6% in the Operating Partnership.  At September 30, 2003, SCB Partners, Inc., a wholly-owned subsidiary of SCB Inc., was the beneficial owner of approximately 13.0% of the outstanding Alliance Capital Units.

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

3.       Summary of Significant Accounting Policies

Basis of Presentation

The unaudited interim condensed consolidated financial statements of the Operating Partnership included herein have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of (a) the Operating Partnership’s financial position at September 30, 2003, (b) the Operating Partnership’s results of operations for the three months and nine months ended September 30, 2003 and 2002, and (c) the Operating Partnership’s cash flows for the nine months ended September 30, 2003 and 2002, have been made.  The preparation of the financial statements requires management to make certain  estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates. These statements should be read in conjunction with the Operating Partnership’s consolidated financial statements for the year ended December 31, 2002.

Reclassifications

Certain prior period amounts have been reclassified to conform to current year presentation. These include the reclassification of certain distribution plan payments to financial intermediaries from distribution plan payments to other promotion and servicing expense and the reclassification of certain expenses associated with deferred compensation owed to employees from interest expense to employee compensation and benefits expense in the Condensed Consolidated Statements of Income and separate disclosure of amortization of deferred sales commissions and deferred compensation in the Condensed Consolidated Statements of Cash Flows.

Goodwill, Net

Goodwill represents the excess of the purchase price over the fair value of identifiable assets of acquired companies.  Prior to 2002, goodwill was amortized over estimated useful lives ranging from twenty to forty years.  The Operating Partnership adopted Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets”, on January 1, 2002. Under SFAS No. 142, goodwill is no longer amortized but is tested annually for impairment.  Possible goodwill impairment is indicated if the net recorded value of the Operating Partnership’s assets and liabilities exceeds estimated fair value, which would then require the measurement of the Operating Partnership’s assets and liabilities as if the Operating Partnership had been acquired. This measurement may or may not result in goodwill impairment. The recorded amount of  goodwill deemed to be impaired is reduced to its estimated fair value with a corresponding charge to expense.

Intangible Assets, Net and Deferred Sales Commissions, Net

Intangible assets consist of costs assigned to investment management contracts of businesses acquired. These costs are being amortized on a straight-line basis over estimated useful lives of twenty years.

Sales commissions paid to financial intermediaries in connection with the sale of shares of open-end Alliance Mutual Funds sold without a front-end sales charge are capitalized as deferred sales commissions and amortized over periods not exceeding five and one-half years, the periods of time during which deferred sales commissions are generally recovered from distribution fees received from those funds and from contingent deferred sales charges (“CDSC”) received from shareholders of those funds upon the redemption of their shares. CDSC cash recoveries are recorded as reductions in unamortized deferred sales commissions when received.

Management tests intangible assets and the deferred sales commission asset for impairment quarterly, or more often when events or changes in circumstances occur that could significantly increase the risk of impairment of these assets. Undiscounted future cash flows estimated by management to be realized from each of these assets are compared to their respective recorded amounts.   Management assesses the results of these analyses, and other relevant factors, to determine if these assets are recoverable. If management determines these assets are not recoverable, an impairment condition would exist and the impairment loss would be measured as the amount by which the recorded amount of those assets exceeds their estimated fair value. Estimated fair value is determined using management’s best estimate of future cash flows discounted to a present value amount.

The gross carrying amount and accumulated amortization of intangible assets subject to amortization totaled $414.0 million and $62.1 million at September 30, 2003, respectively, resulting in a net balance of approximately $351.9 million.  Amortization expense was $5.2 million and $15.5 million for the three months and nine months ended September 30, 2003 and 2002, respectively, and estimated amortization expense for each of the next five years is approximately $20.7 million.

The gross carrying amount of deferred sales commissions, accumulated amortization and cumulative CDSC received were approximately $1,331.5 million, $705.9 million and $202.4 million, respectively, at September 30, 2003, resulting in a net balance of approximately $423.2 million. Amortization expense was $52.5 million and $56.3 million for the three months and $157.8 million and $174.0 million for the nine months ended September 30, 2003 and 2002, respectively, and estimated amortization expense, based on the September 30, 2003 net balance of approximately $423.2 million, for each of the next five years is approximately $77.0 million.

Revenue Recognition

Investment advisory and services base fees, generally calculated as a percentage, referred to as “basis points”, of assets under management for clients, are recorded as revenue as the related services are performed. Certain investment advisory contracts provide for a performance fee, in addition to or in lieu of a base fee, that is calculated as either a percentage of absolute investment results or a percentage of investment results in excess of a stated benchmark over a specified period of time. Performance fees are recorded as revenue at the end of the measurement period. Investment advisory and services fees include brokerage transaction charges of Sanford C. Bernstein & Co., LLC (“SCB LLC”), a wholly-owned subsidiary of the Operating Partnership, for substantially all private client transactions and certain institutional investment management client transactions. Institutional research services revenue consists of brokerage transaction charges received by SCB LLC and Sanford C. Bernstein Limited (“SCBL”), a wholly-owned subsidiary of the Operating Partnership, for in-depth research and other services provided to institutional investors.  Brokerage transaction charges earned and related expenses are recorded on a trade date basis.  Distribution revenues and shareholder servicing fees are accrued as earned.

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

4.       Cash and Securities Segregated Under Federal Regulations and Other Requirements

At September 30, 2003, approximately $1.4 billion of United States Treasury Bills were segregated in a special reserve bank custody account for the exclusive benefit of brokerage customers of SCB LLC under rule 15c3-3 of the Securities Exchange Act of 1934, as amended (“Exchange Act”).

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

	Three Months Ended		Nine Months Ended
	9/30/03	9/30/02	9/30/03	9/30/02

Net income	$19,188	$131,348	$276,307	$464,261

Weighted average Units outstanding - Basic	250,804	249,872	250,490	249,505
Dilutive effect of compensatory options	2,894	2,456	2,487	3,814
Weighted average Units outstanding - Diluted	253,698	252,328	252,977	253,319

Basic net income per Unit	$0.08	$0.52	$1.09	$1.84
Diluted net income per Unit	$0.07	$0.52	$1.08	$1.81

6.       Commitments and Contingencies

Deferred Sales Commission Asset

The Operating Partnership’s mutual fund distribution system (the “System”) includes a multi-class share structure.  The System permits the Operating Partnership’s open-end mutual funds to offer investors various options for the purchase of mutual fund shares, including the purchase of Front-End Load Shares and Back-End Load Shares.  The Front-End Load Shares are subject to a conventional front-end sales charge paid by investors to AllianceBernstein Investment Research and Management, Inc. (“ABIRM”) at the time of sale.  ABIRM in turn pays sales commissions to the financial intermediaries distributing the funds from the front-end sales charge paid by investors.  For Back-End Load Shares, investors do not pay a front-end sales charge although, if there are redemptions before the expiration of the minimum holding period (which ranges from one year to four years), investors pay CDSC to ABIRM.  While ABIRM is obligated to pay sales commissions to the financial intermediaries at the time of the purchase of Back-End Load Shares, it receives higher ongoing distribution fees from the funds.  Payments of sales commissions made to financial intermediaries in connection with the sale of Back-End Load Shares under the System, net of CDSC received, totaled approximately $80.1 million and $69.8 million during the nine month periods ended September 30, 2003 and 2002, respectively.

Payments of sales commissions made to financial intermediaries in connection with the sale of Back-End Load Shares under the System are capitalized as deferred sales commissions and amortized over periods not exceeding five and one-half years, the periods of time during which deferred sales commissions are expected to be recovered from distribution fees received from those funds and from CDSC received from shareholders of those funds upon redemption of their shares.  CDSC cash recoveries are recorded as reductions of unamortized deferred sales commissions when received. The recorded amount of the deferred sales commission asset was $423.2 million at September 30, 2003.

Management tests the deferred sales commission asset for recoverability quarterly, or monthly when events or changes in circumstances occur that could significantly increase the risk of impairment of the asset. Management determines recoverability by estimating undiscounted future cash flows to be realized from this asset, as compared to its recorded amount, as well as the estimated remaining life of the deferred sales commission asset over which undiscounted future cash flows are expected to be received. Undiscounted future cash flows consist of ongoing distribution fees and CDSC.  Distribution fees are calculated as a percentage of average assets under management related to Back-End Load Shares.  CDSC is based on the lower of cost or current value, at the time of redemption, of Back-End Load Shares redeemed and the point at which redeemed during the applicable minimum holding period under the System.

Significant assumptions utilized to estimate future average assets under management of Back-End Load Shares include expected future market levels and redemption rates. Market assumptions are selected using a long-term view of expected average market returns based on historical returns of broad market indices.  At September 30, 2003, management used assumptions of 7% for fixed income and ranging from 9% to 10% for equity, respectively, to estimate annual market returns. Higher actual average market returns would increase undiscounted future cash flows, while lower actual average market returns would decrease undiscounted future cash flows.  Future redemption rate assumptions were determined by reference to actual redemption experience over the three-year and five-year periods ended September 30, 2003.  Management used a range of expected future average annual redemption rates of 16% to 20%, at September 30, 2003,  calculated as a percentage of average assets under management. An increase in the actual rate of redemptions would decrease undiscounted future cash flows, while a decrease in the actual rate of redemptions would increase undiscounted future cash flows.  These assumptions are reviewed and updated quarterly, or monthly when events or changes in circumstances occur that could significantly increase the risk of impairment of the asset.  Estimates of undiscounted future cash flows and the remaining life of the deferred sales commission asset are made from these assumptions.  Management considers the results of these analyses performed at various dates.  As of September 30, 2003, management determined that the deferred sales commission asset was not impaired.  If management determines in the future that the deferred sales commission asset is not recoverable, an impairment condition would exist and a loss would be measured as the amount by which the recorded amount of the asset exceeds its estimated fair value.  Estimated fair value is determined using management’s best estimate of future cash flows discounted to a present value amount.

During the three month and nine month periods ended September 30, 2003, equity markets increased by approximately 2% and 13%, respectively, as measured by the change in the Standard & Poor’s 500 Stock Index while fixed income markets decreased and increased by approximately 0.2% and 4%, respectively, as measured by the change in the Lehman Brothers’ Aggregate Bond Index.  The redemption rate for domestic Back-End Load Shares exceeded 19% and 20% during the three month and nine month periods ended September 30, 2003, respectively.  Declines in financial markets or higher redemption levels, or both, as compared to the assumptions used to estimate undiscounted future cash flows, as described above, could result in the impairment of the deferred sales commission asset. Due to the volatility of the capital markets and changes in redemption rates, management is unable to predict whether or when a future impairment of the deferred sales commission asset will occur.  Should an impairment occur, any loss would reduce materially the recorded amount of the asset with a corresponding charge to expense.

Legal Proceedings

On April 25, 2001, an amended class action complaint entitled Miller, et al. v. Mitchell Hutchins Asset Management, Inc., et al. (“Amended Complaint”), was filed in federal district court in the Southern District of Illinois against Alliance Capital, Alliance Fund Distributors, Inc. (now known as AllianceBernstein Investment Research and Management, Inc. “ABIRM”) and other defendants alleging violations of the federal Investment Company Act of 1940, as amended (“ICA”) and breaches of common law fiduciary duty. The principal allegations of the Amended Complaint were that (i) certain advisory agreements concerning certain funds managed by Alliance Capital were negotiated, approved, and executed in violation of the ICA; (ii) the distribution plans for certain funds were negotiated, approved, and executed in violation of the ICA; and (iii) the advisory fees and distribution fees paid to Alliance Capital and ABIRM, respectively, with respect to these funds were excessive and constituted a breach of fiduciary duty. Plaintiffs sought recovery of excessive advisory and distribution fees paid by these funds to Alliance Capital and ABIRM.  On March 12, 2002, the court issued an order granting defendants’ motion to dismiss the Amended Complaint.  On April 1, 2002, plaintiffs filed a second amended class action complaint (“Second Amended Complaint”). Named as individual plaintiffs in the Second Amended Complaint were shareholders of the Alliance Premier Growth Fund, the Alliance Quasar Fund, and the Alliance Growth and Income Fund.  These plaintiffs sought to bring class action claims on behalf of all shareholders of all funds in the purported “Alliance Fund Complex”, defined as approximately three dozen funds governed by a common board of directors or trustees.  The substantive allegations and relief sought in the Second Amended Complaint were virtually identical to the Amended Complaint.  On May 1, 2002, defendants filed a motion to dismiss the Second Amended Complaint.  In an order dated March 6, 2003, the court denied in part, and granted in part, defendants’ motion to dismiss.  The court declined to dismiss plaintiffs’ claims that certain advisory and distribution fees paid to Alliance Capital and ABIRM, respectively, were excessive in violation of section 36(b) of the ICA.  The court dismissed plaintiffs’ claims that certain distribution plans were adopted in violation of the ICA. On July 23, 2003, the parties filed a stipulation providing that plaintiffs would not seek to certify the case as a class action. On July 28, 2003, plaintiffs filed a motion for leave to file a third amended complaint (“Third Amended Complaint”).  Named as individual plaintiffs in the proposed Third Amended Complaint are shareholders of the Alliance Premier Growth Fund, the Alliance Quasar Fund, the Alliance Growth and Income Fund, the AllianceBernstein Corporate Bond Fund, the AllianceBernstein Growth Fund, the AllianceBernstein Balanced Shares Fund, and the AllianceBernstein Americas Government Income Trust.  The allegations and relief sought in the Third Amended Complaint are virtually identical to the Second Amended Complaint, except plaintiffs now specifically seek recovery of excessive advisory and distribution fees paid by these seven funds to Alliance Capital and ABIRM, respectively, for the period commencing one year prior to the filing of the Amended Complaint in April 2001 through the date of final judgment after trial, a time period likely to exceed four years. On September 5, 2003, Alliance Capital and ABIRM moved to dismiss the Third Amended Complaint. The case is currently in discovery.

Alliance Capital and ABIRM believe that plaintiffs’ allegations in the Third Amended Complaint are without merit and intend to vigorously defend against these allegations.

On December 7, 2001, a complaint entitled Benak v. Alliance Capital Management L.P. and Alliance Premier Growth Fund (“Benak Complaint”) was filed in federal district court in the District of New Jersey against Alliance Capital and Premier Growth Fund alleging violation of the ICA.  The principal allegations of the Benak Complaint are that Alliance Capital breached its duty of loyalty to Premier Growth Fund because one of the directors of the General Partner of Alliance Capital served as a director of Enron Corp. (“Enron”) when Premier Growth Fund purchased shares of Enron and as a consequence thereof the investment advisory fees paid to Alliance Capital by Premier Growth Fund should be returned as a means of recovering for Premier Growth Fund the losses plaintiff alleges were caused by the alleged breach of the duty of loyalty.  Plaintiff seeks recovery of certain fees paid by Premier Growth Fund to Alliance Capital. Subsequently, between December 21, 2001, and July 11, 2002, five complaints making substantially the same allegations and seeking substantially the same relief as the Benak Complaint were filed against Alliance Capital and Premier Growth Fund.  All of those actions were consolidated in federal district court in the District of New Jersey. On January 6, 2003, a consolidated amended complaint entitled Benak v. Alliance Capital Management L.P. (“Benak Consolidated Amended Complaint”) was filed containing allegations similar to those in the individual complaints and alleging violation of the ICA.  While the Benak Consolidated Amended Complaint seeks relief similar to that requested in the individual actions, it does not name Premier Growth Fund as a defendant.  On February 7, 2003, Alliance Capital moved to dismiss the Benak Consolidated Amended Complaint. That motion is pending.

Alliance Capital believes the plaintiffs’ allegations in the Benak Consolidated Amended Complaint are without merit and intends to vigorously defend against these allegations.

On April 8, 2002, in In re Enron Corporation Securities Litigation, a consolidated complaint (“Enron Complaint”) was filed in the district court in the Southern District of Texas, Houston Division, against numerous defendants, including Alliance Capital.  The principal allegations of the Enron Complaint, as they pertain to Alliance Capital, are that Alliance Capital violated Sections 11 and 15 of the Securities Act of 1933, as amended (“Securities Act”) with respect to a registration statement filed by Enron and effective with the SEC on July 18, 2001, which was used to sell $1.9 billion Enron Corp. Zero Coupon Convertible Notes due 2021.  Plaintiffs allege that Frank Savage, who was at that time an employee of Alliance Capital and who was and remains a director of the General Partner of Alliance Capital, signed the registration statement at issue. Plaintiffs allege that the registration statement was materially misleading. Plaintiffs further allege that Alliance Capital was a controlling person of Frank Savage.  Plaintiffs therefore assert that Alliance Capital is itself liable for the allegedly misleading registration statement.  Plaintiffs seek rescission or a rescissionary measure of damages.  The Enron Complaint specifically states that “[n]o allegations of fraud are made against or directed at” Alliance Capital.  On June 3, 2002, Alliance Capital moved to dismiss the Enron Complaint as the allegations therein pertain to it. On March 12, 2003, that motion was denied. A First Amended Consolidated Complaint ("Amended Consolidated Complaint"), with substantially identical allegations as to Alliance Capital, was filed on May 14, 2003. Alliance Capital filed its answer on June 13, 2003. On May 28, 2003, plaintiffs filed an Amended Motion for Class Certification. On October 23, 2003, following the completion of class discovery, Alliance Capital filed its opposition to class certification. The case is currently in discovery.

Alliance Capital believes the allegations in the Amended Consolidated Complaint as to it are without merit and intends to vigorously defend against these allegations.

On May 7, 2002, a complaint entitled The Florida State Board of Administration v. Alliance Capital Management L.P. (“SBA Complaint”) was filed in the Circuit Court of the Second Judicial Circuit, in and for Leon County, Florida against Alliance Capital.  The SBA Complaint alleges breach of contract relating to the Investment Management Agreement between The Florida State Board of Administration (“SBA”) and Alliance Capital, breach of the covenant of good faith and fair dealing contained in the Investment Management Agreement, breach of fiduciary duty, negligence, gross negligence and violation of the Florida Securities and Investor Protection Act, in connection with purchases and sales of Enron common stock for the SBA investment account.  The SBA seeks more than $300 million in compensatory damages and an unspecified amount of punitive damages.  On June 10, 2002, Alliance Capital moved to dismiss the SBA Complaint.  On September 12, 2002, the court denied Alliance Capital’s motion to dismiss the SBA Complaint in its entirety. On November 13, 2003, the SBA filed a motion for leave to file an amended Complaint ("Amended Complaint"). The Amended Complaint alleges that Alliance Capital breached its contract with the SBA by investing in or continuing to hold stocks for the SBA's investment portfolio that were not "1-rated," the highest rating that Alliance Capital's research analysts could assign. The SBA also seeks to add claims for negligent supervision and common law fraud.  The case is currently in discovery.

Alliance Capital believes the SBA’s allegations in the SBA Complaint and proposed Amended Complaint are without merit and intends to vigorously defend against these allegations.

On September 12, 2002, a complaint entitled Lawrence E. Jaffe Pension Plan, Lawrence E. Jaffe Trustee U/A 1198 v. Alliance Capital Management L.P., Alfred Harrison and Alliance Premier Growth Fund, Inc. (“Jaffe Complaint”) was filed in federal district court in the Southern District of New York against Alliance Capital, Alfred Harrison and Premier Growth Fund alleging violation of the ICA.  The Jaffe Complaint alleges that the defendants breached their fiduciary duties of loyalty, care and good faith to Premier Growth Fund by causing Premier Growth Fund to invest in the securities of Enron and that the agreements between Premier Growth Fund and Alliance Capital violated the ICA because all of the directors of Premier Growth Fund should be deemed interested under the ICA.  Plaintiff seeks damages equal to Premier Growth Fund’s losses as a result of Premier Growth Fund’s investment in shares of Enron and a recovery of all fees paid to Alliance Capital beginning November 1, 2000.  On March 24, 2003, the court granted Alliance Capital’s motion to transfer the Jaffe Complaint to the United States District Court for the District of New Jersey to be consolidated with the Benak Consolidated Amended Complaint already pending there. On October 23, 2003, plaintiff filed a motion for leave to file an amended complaint (“First Amended Complaint”). The proposed First Amended Complaint seeks to drop plaintiff’s claim under Section 36(b) of the ICA and seeks to add claims against Alliance Capital and Alfred Harrison for negligence and negligent misrepresentation.

Alliance Capital and Alfred Harrison believe that plaintiff’s allegations in the Jaffe Complaint and the proposed First Amended Complaint are without merit and intend to vigorously defend against these allegations.

On December 13, 2002, a complaint entitled Patrick J. Goggins et al., v. Alliance Capital Management L.P. et al. (“Goggins Complaint”) was filed in federal district court in the Southern District of New York against Alliance Capital, Premier Growth Fund and individual directors and certain officers of Premier Growth Fund.  The Goggins Complaint alleges that defendants violated the Securities Act because Premier Growth Fund’s registration statements and prospectuses allegedly were materially misleading, contained untrue statements of material fact and omitted material facts in describing the strategic objectives and investment strategies of Premier Growth Fund in relation to its investments, including its investments in Enron securities.  Plaintiffs seek rescissory relief or an unspecified amount of compensatory damages. On August 13, 2003, the court granted Alliance Capital’s motion to transfer the Goggins Complaint to the United States District Court for the District of New Jersey to be consolidated with the Benak Consolidated Amended Complaint already pending there.

Alliance Capital, Premier Growth Fund and the other defendants believe the plaintiffs’ allegations in the Goggins Complaint are without merit and intend to vigorously defend against these allegations.

On August 9, 2003, the Securities and Exchange Board of India (“SEBI”) ordered that Samir C. Arora, a former research analyst/portfolio manager of Alliance Capital, refrain from buying, selling or dealing in Indian securities. Until August 4, 2003, when Mr. Arora announced his resignation from Alliance Capital, he served as head of Asian emerging markets equities and a fund manager of Alliance Capital Asset Management (India) Pvt. Ltd. (“ACAML”), a fund management company 75% owned by Alliance Capital. The order states that Mr. Arora relied on unpublished price sensitive information in making certain investment decisions on behalf of certain clients of ACAML and Alliance Capital, that there were failures to make required disclosures regarding the size of certain equity holdings, and that Mr. Arora tried to influence the sale of Alliance Capital’s stake in ACAML. Mr. Arora contested the findings in the order by filing objections and at a personal hearing held on August 28, 2003.  On September 24, 2003, SEBI issued an order confirming its previous order against Mr. Arora.  On October 10, 2003, Mr. Arora filed an appeal with the Securities Appellate Tribunal.

Alliance Capital is reviewing this matter, and at the present time management of Alliance Capital does not believe its outcome will have a material impact on Alliance Capital’s results of operations or financial condition.

On September 8, 2003, SEBI issued to Alliance Capital a show cause notice and finding of investigation (the “Notice”).  The Notice requires Alliance Capital to explain its failure to make a disclosure filing as to the acquisition of shares of five (5) Indian equity securities held at various times by Alliance Capital (through sub-accounts under foreign institutional investor licenses), ACAML and Alliance Capital’s local Indian mutual fund.  Regulation 7 of SEBI Regulations, 1997, Regulation 13 of SEBI and Regulation 1992 and Section 15A of the SEBI Act require that disclosure be made when the holdings of an investor (or a group of investors acting in concert) in an Indian security either exceeds five percent (5%) of the outstanding shares or changes by more than two percent (2%).  On October 14, 2003, Alliance Capital responded to the Notice.

At the present time, management of Alliance Capital does not believe the outcome of this matter will have a material impact on Alliance Capital’s results of operations or financial condition.

On October 1, 2003, a purported class action complaint entitled Erb et al. v. Alliance Capital Management L.P. et al. ("Erb Complaint") was filed in the Circuit Court of St. Clair County, State of Illinois, against Alliance Capital. Plaintiff, purportedly a shareholder in the AllianceBernstein Premier Growth Fund ("Fund"), alleges that Alliance Capital breached unidentified provisions of the Fund's prospectus and subscription and confirmation agreements that allegedly required that every security bought for the Fund's portfolio must be a "1-rated" stock, the highest rating that Alliance Capital's analysts could assign. Plaintiff alleges that Alliance Capital impermissably purchased shares of stocks that were not 1-rated. Plaintiff seeks rescission of all purchases of any non-1-rated stocks Alliance Capital made for the Fund over the past ten years, as well as an unspecified amount of damages. Alliance Capital has not yet responded to the Erb Complaint.

Alliance Capital believes the plaintiff's allegations in the Erb Complaint are without merit and intends to vigorously defend against these allegations.

On October 2, 2003, a putative class action complaint entitled Hindo et al. v. AllianceBernstein Growth & Income Fund et al. (“Hindo Complaint”) was filed against Alliance Capital, Alliance Holding, ACMC, AXA Financial, the AllianceBernstein family of mutual funds (“AllianceBernstein Funds”), Gerald Malone and Charles Schaffran (the “Alliance defendants”), and certain other defendants not affiliated with Alliance Capital.  The Hindo Complaint was filed in the United States District Court for the Southern District of New York by alleged shareholders of two of the AllianceBernstein Funds.  The Hindo Complaint alleges that certain of the Alliance defendants failed to disclose that they improperly allowed certain hedge funds and other unidentified parties to engage in late trading and market timing of AllianceBernstein Fund securities, violating Sections 11 and 15 of the Securities Act, Sections 10(b) and 20(a) of the Exchange Act, and Sections 206 and 215 of the Advisers Act.  Plaintiffs seek an unspecified amount of compensatory damages and rescission of their contracts with Alliance Capital, including recovery of all fees paid to Alliance Capital pursuant to such contracts.

Between October 3 and November 13, 2003, twenty-one additional lawsuits making factual allegations generally similar to those in the Hindo Complaint were filed against Alliance Capital and certain other defendants.  These lawsuits are as follows:

Fifteen of the lawsuits were brought as class actions filed in federal court (thirteen in the United States District Court for the Southern District of New York, and two in the United States District Court for the District of New Jersey). Certain of these additional lawsuits allege claims under the Securities Act, the Exchange Act and the Advisers Act, as well as claims under Sections 36(a) and 36(b) of the ICA and common law.  All of these lawsuits are brought on behalf of shareholders of AllianceBernstein Funds, except two class actions, brought on behalf of persons who participated in Alliance Capital’s Profit Sharing Plan, which alleges claims under Sections 404, 405 and 406 of The Employee Retirement Income Security Act of 1974.

A sixteenth class action was brought in state court in New York by an alleged Shareholder of an AllianceBernstein Fund. The lawsuit alleges claims under common law.

Three lawsuits were brought as derivative actions filed in federal court alleging claims under Section 36(b) of the ICA, the Exchange Act or common law.  Two of these actions were filed in the United States District Court for the Eastern District of New York, and one in the United States District Court for the District of New Jersey.  These actions were brought derivatively on behalf of certain AllianceBernstein Funds, with the broadest lawsuits being brought derivatively on behalf of all AllianceBernstein Funds.

A fourth derivative action was brought in state court in New York by an alleged unitholder of Alliance Holding.  The action was brought derivatively on behalf of Alliance Holding, alleging a claim for breach of fiduciary duty based on allegations that defendants failed to prevent late trading and market timing of AllianceBernstein Fund securities.  Further, on October 17, 2003, Alliance Holding received a letter from counsel for a different alleged Alliance Holding unitholder, alleging that certain directors and officers of Alliance Holding breached their fiduciary duties by knowingly participating in or approving market timing trades of shares of the AllianceBernstein Technology Fund.  The letter demands that the Board of Directors of Alliance Holding take action to remedy these alleged breaches by commencing a civil action against each of the officers and directors named in the letter to recover damages sustained by Alliance Holding as a result of the alleged breaches.

A lawsuit was filed in Superior Court for the State of California, County of Los Angeles alleging claims under Sections 17200 and 17303 of the California Business & Professional Code.  Pursuant to these statutes, the action was brought on behalf of members of the general public of the state of California based on a claim that late trading and market timing activity amounted to an unfair business practice.

All of these lawsuits seek an unspecified amount of damages.

As discussed above, private plaintiffs have sued Alliance Capital in lawsuits alleging among other things that late trading and market timing damaged these plaintiffs.  More lawsuits making similar allegations against Alliance Capital may be filed.

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

Mutual Fund Investigations

As has been publicly reported, the SEC and the Office of the New York State Attorney General (“NYAG”) are investigating practices in the mutual fund industry identified as “market timing” and “late trading” of mutual fund shares.  Alliance Capital is currently under investigation by these regulators for matters relating to market timing transactions in shares of certain mutual funds sponsored by Alliance Capital.  Certain other regulatory authorities are also conducting investigations into these practices within the industry and have requested that Alliance Capital provide information to them.

Alliance Capital has been cooperating with all of these authorities and has been conducting its own internal investigation into these matters.

In addition, as discussed above, numerous private plaintiff lawsuits have been filed against Alliance Capital making a variety of allegations relating to market timing and late trading.

Appointment of the Special Committee

On September 29, 2003, the board of directors of ACMC, the general partner of Alliance Capital, appointed a special committee (the “Special Committee”) consisting of all of ACMC’s independent directors to direct and oversee a comprehensive review of the facts and circumstances relating to the issues being investigated by the SEC and the NYAG.  The Special Committee is authorized to retain such advisers as it deems necessary to assist it in the performance of its duties, and it has retained its own legal counsel to participate in the internal investigation and to report separately to the Special Committee.

Status of SEC and NYAG Investigations

Since late August, 2003, Alliance Capital has received multiple requests for information concerning these matters from the SEC, the NYAG and other regulatory authorities.  Upon receiving the initial request, Alliance Capital commenced its own internal investigation.  As the internal investigation has proceeded, Alliance Capital has provided to the SEC and NYAG a large number of documents and other information developed in its internal investigation and has produced firm personnel for interviews and testimony.

As part of the SEC’s investigation, on October 31, 2003, Alliance Capital received a Wells notice from the SEC informing it that the staff of the SEC intended to recommend that an enforcement action be brought against Alliance Capital based on alleged violations of various provisions of the federal securities laws in connection with market timing transactions.  On November 10, 2003, in the context of the ongoing discussions between Alliance Capital and the SEC and NYAG, the SEC staff accepted a request from counsel to the Special Committee that the SEC suspend its Wells notice, subject to possible reinstatement on short notice.  Although discussions are continuing between Alliance Capital (with active participation by the Special Committee) and the SEC and the NYAG, the Wells notice may be reinstated and enforcement action may be brought by the SEC and the NYAG against Alliance Capital at any time.

Initial Results of Internal Investigation, Activities of the Special Committee and other Remedial Actions

To date, Alliance Capital’s internal investigation has revealed that Alliance Capital maintained relationships with certain investors who were permitted to engage in market timing trades in certain  domestic mutual funds sponsored by Alliance Capital in return for or in connection with making investments (which were not actively traded) in other Alliance Capital products, including hedge funds and mutual funds, for which it receives advisory fees (“Market Timing Relationships”).  Alliance Capital believes that these Market Timing Relationships created conflicts of interest and that certain of the trades made pursuant to these relationships had an adverse effect on some of its mutual fund shareholders.  These matters are the subject of the ongoing internal investigation.

In one Market Timing Relationship involving permission granted to a third party to execute market timing transactions in the Alliance Bernstein Technology Fund (the “Technology Fund”) in return for the third party’s investment in an Alliance Capital hedge fund, a conflict of interest arose because the same portfolio manager managed both the Technology Fund and the hedge fund. The portfolio manager allowed the third party to continue market timing transactions in the Technology Fund beyond the time when that portfolio manager recognized that such transactions were disruptive and possibly causing harm to other shareholders, and subsequently acknowledged that he believed that such market timing transactions had adversely affected the performance of the Technology Fund. In late September, 2003, Alliance Capital suspended the Technology Fund portfolio manager and a second employee who was involved in selling Alliance Capital hedge fund products and was aware of the Market Timing Relationship with the third party. Alliance Capital has since ended the employement of both individuals.

Since its appointment, the Special Committee has participated in numerous meetings and discussions of these matters, has actively directed the internal investigation, and has made recommendations which in each case have been implemented.  In addition, at a special meeting of the Board of Directors held on November 9, 2003, the Special Committee requested, and was granted, authority to direct and oversee a broad review of the corporate governance structure, policies and practices of Alliance Capital and its mutual fund business, and an examination of the extent of harm to shareholders in Alliance Capital mutual funds arising from inappropriate market timing transactions allowed by Alliance Capital and the appropriate restitution of such harm.

Following the recommendation of the Special Committee, Alliance Capital requested and received, on November 10, 2003, the resignations of John D. Carifa from his position as President, Chief Operating Officer and Director of Alliance Capital and as the Chairman of the Board of its sponsored mutual funds, and of Michael J. Laughlin as Chairman of ABIRM.  Resignations were requested from these individuals because they had supervisory responsibility for Alliance Capital’s mutual fund business and had sufficient knowledge of certain market timing activities to conclude they were inappropriate and had the potential to adversely affect the funds and failed to take appropriate supervisory action.  Other employees of ABIRM have been and will be asked to resign.

In addition to these personnel actions and the other activities of the Special Committee, Alliance Capital has undertaken additional remedial actions.  These actions include:

•                    The institution of a substantially strengthened program applicable to Alliance Capital sponsored mutual funds designed to detect and block material market timing or short duration trading.

•                    The amendment of Alliance Capital’s dealer agreements to require each dealer to represent that it has the necessary policies and procedures to ensure that no trades are taken after the close of the stock market.

•                    The elevation of Alliance Capital’s Legal and Compliance Department to an executive function, reporting directly to the chief executive officer.

•                    The engagement of special outside counsel to undertake a full-scale review of Alliance Capital’s compliance systems, procedures and controls in its asset management business.

The Special Committee is just beginning to review the corporate governance structure, policies and practices of Alliance Capital and its mutual fund business.  In addition, Alliance Capital’s internal investigation is ongoing and may identify additional matters requiring remedial action.  Alliance Capital may undertake further remedial action, either at the recommendation of the Special Committee or upon its own initiative.

Possible Outcomes and Risks

Any resolution of Alliance Capital’s involvement in market timing and the related SEC and NYAG investigations and private lawsuits is likely to include, but not be limited to, sanctions, penalties, appropriate restitution to mutual fund shareholders and structural changes in the governance of Alliance Capital’s mutual fund business.  Alliance Capital is committed to full restitution of the adverse effects that inappropriate market timing transactions allowed by Alliance Capital had on the shareholders of its sponsored mutual funds.  As discussed above, the Board of Directors of Alliance Capital has authorized the Special Committee to conduct a broad examination of such adverse effects and appropriate restitution.

In the event that charges are filed against Alliance Capital in connection with this matter, there is a risk, depending on the nature of the charges and their ultimate resolution, that Alliance Capital could have its qualification to act as an investment adviser, and its broker-dealer and certain other of its other licenses and registrations, revoked or suspended.

In addition, because most Alliance Capital mutual fund transactions are cleared and settled through financial intermediaries, it is likely that one or more of these intermediaries submitted improper “late trade” transactions to Alliance Capital.

Investors in Alliance Capital’s mutual funds may choose to redeem their investments from funds or products managed by Alliance Capital.  This may require the funds to sell investments held by those funds to provide for sufficient liquidity and could also have an adverse effect on the investment performance of the funds.

In addition, Alliance Capital’s reputation could suffer as a result of the issues related to the market timing of mutual fund shares.  Alliance Capital’s business is based on public trust and confidence and any damage to that trust and confidence could cause assets under management to decline.

Increased redemptions of mutual fund shares or reductions in assets managed by Alliance Capital for institutional or private clients, whether caused by specific concerns relating to market timing or by more general reputational damage, would reduce the management fees Alliance Capital earns and have an adverse effect on results of operations.  In addition, any increase in redemptions of Back-End Load Shares could contribute to the creation of an impairment condition as to Alliance Capital’s deferred sales commission asset and the recognition of a loss.

Based on the latest information available to it, management of Alliance Capital decided to record a $190 million charge to income for the quarter ended September 30, 2003 in connection with certain matters discussed above under “Legal Proceedings” and “Mutual Fund Investigations.”  Management of Alliance Capital, however, cannot determine at this time the eventual outcome, timing or impact of these matters.  Accordingly, it is possible that additional charges in the future may be required.

With respect to certain other matters discussed above under “Legal Proceedings,” management of Alliance Capital and Alliance Holding is unable to estimate the impact, if any, that the outcome of these matters may have on Alliance Capital’s or Alliance Holding’s results of operations or financial condition.

7.       Compensatory Unit Award and Option Plans

In 2002, the Operating Partnership adopted the fair value method of recording compensation expense, on a prospective basis and using a straight-line amortization policy, relating to compensatory option awards of Alliance Holding Units as permitted by SFAS 123, as amended by SFAS 148.  Compensation expense relating to unit option awards granted after 2001 totaled approximately $0.6 million and $2.0 million for the three month and nine  month periods ended September 30, 2003.

The Operating Partnership applies APB 25 for compensatory unit option awards made prior to 2002 and, accordingly, no compensation expense has been recognized for those options because they were granted with exercise prices equal to the fair market value of the Alliance Holding Units on the date of grant.  Had the Operating Partnership recorded compensation expense for all option awards based on the fair value at their grant date under SFAS 123, the Operating Partnership’s net income and net income per unit for the three month and nine month periods ended September 30, 2003 and 2002 would have been reduced to the pro forma amounts indicated below (in thousands, except per Unit amounts):

	Three Months Ended		Nine Months Ended
	9/30/03	9/30/02	9/30/03	9/30/02
SFAS 123 pro forma net income:
Net income as reported	$19,188	$131,348	$276,307	$464,261
Add: stock-based compensation expense included in net income, net of tax	596	—	1,960	—
Deduct: total stock-based compensation expense determined under fair value method for all awards, net of tax	(2,644)	(4,314)	(8,378)	(13,756)
SFAS 123 pro forma net income	$17,140	$127,034	$269,889	$450,505

Net income per Unit:
Basic net income per unit as reported	$0.08	$0.52	$1.09	$1.84
Basic net income per unit pro forma	$0.07	$0.50	$1.07	$1.79
Diluted net income per unit as reported	$0.07	$0.52	$1.08	$1.81
Diluted net income per unit pro forma	$0.07	$0.50	$1.06	$1.76

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

9.       Supplemental Cash Flow Information

Cash payments for interest and income taxes were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	9/30/03	9/30/02	9/30/03	9/30/02
Interest	$16,567	$20,571	$37,264	$50,502
Income taxes	7,103	11,996	23,206	25,812

10.     Cash Distribution

On October 30, 2003, the General Partner declared a distribution of $162,208,000 or $0.64 per Alliance Capital Unit representing a distribution from Available Cash Flow (as defined in the Alliance Capital Partnership Agreement) of the Operating Partnership for the three months ended September 30, 2003. The distribution is payable on November 20, 2003 to holders of record at the close of business on November 10, 2003.

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

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities”, which addresses accounting and disclosure requirements for variable interest entities (“VIEs”). FIN 46 defines a VIE as a corporation, partnership, limited liability company, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting or similar rights sufficient to enable such investors to make decisions about an entity’s activities or (b) has equity investors that do not provide sufficient financial resources to support the entities’ activities without additional financial support from other parties.  FIN 46 requires a VIE to be consolidated by a company if it is subject to, among other things, a majority of the risk or residual returns of the VIE. A company that consolidates a VIE is referred to as the primary beneficiary under FIN 46. In addition, FIN 46 requires disclosure, but not consolidation, about those entities in which the Operating Partnership is not the primary beneficiary but has a significant variable interest. The consolidation and disclosure provisions of FIN 46 are effective immediately for VIEs created after January 31, 2003 and as of December 31, 2003 for VIEs created before February 1, 2003.  FIN 46 also requires interim disclosures in all financial statements issued after January 31, 2003, regardless of the date on which the VIE was created, if it is reasonably possible that an enterprise will consolidate or disclose information about a VIE when FIN 46 becomes effective.

Management of the Operating Partnership has reviewed its investment management agreements, its investments in and other financial arrangements with certain entities which hold client assets under management of approximately $44 billion. These include certain mutual fund products domiciled in Luxembourg, India, Japan, Singapore and Australia (collectively “Offshore Funds”), hedge funds, structured products, group trusts and joint ventures, to determine the entities that the Operating Partnership would be required to consolidate under FIN 46.

As a result of its review, which is still ongoing, management believes the Operating Partnership is not required to consolidate any VIEs created after January 31, 2003, but it is reasonably possible that the Operating Partnership will be required to consolidate one Offshore Fund, an investment in a joint venture arrangement including the joint venture’s funds under management, and three hedge funds as of December 31, 2003. These entities have client assets under management totaling approximately $725 million. However, the Operating Partnership’s total investment in these entities is approximately $1 million and its maximum exposure to loss is limited to its investments and prospective investment management fees. Consolidation of these entities would result in increases in the Operating Partnership’s assets, principally investments, and in its liabilities, principally minority interests in consolidated entities, of approximately $725 million, or 9.0% and 17.7%, respectively, for the September 30, 2003 Condensed Consolidated Statement of Financial Condition.

The Operating Partnership derives no direct benefit from client assets under management other than investment management fees and cannot utilize those assets in its operations.

The Operating Partnership has significant variable interests in certain other VIEs with approximately $11 billion in client assets under management. However, these VIEs do no require consolidation because management has determined that the Operating Partnership is not the primary beneficiary. The Operating Partnership’s maximum exposure to loss to these entities is limited to a nominal investment and prospective investment management fees.

FIN 46 is highly complex and requires management of the Operating Partnership to make significant estimates and judgements as to its application. Since implementation of the consolidation of VIEs under FIN 46 has been deferred to December 31, 2003 for pre-February 1, 2003 entities and the FASB is continuing to develop guidance on implementation issues, management’s assessment of the effect of FIN 46 is ongoing and its initial conclusions regarding the consolidation of VIEs may change.

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

ASSETS UNDER MANAGEMENT (1)

(Dollars in billions)	9/30/03	9/30/02	$ Change	% Change
Retail	$145.6	$130.9	$14.7	11.2%
Institutional investment management	245.4	200.3	45.1	22.5
Private client	46.8	37.5	9.3	24.8
Total	$437.8	$368.7	$69.1	18.7%

ASSETS UNDER MANAGEMENT BY INVESTMENT ORIENTATION (1)

(Dollars in billions)	9/30/03	9/30/02	$ Change	% Change
Active equity & balanced - Growth
U.S.	$94.8	$86.9	$7.9	9.0%
Global & international	24.8	20.4	4.4	21.6
Active equity & balanced - Value
U.S.	92.3	68.1	24.2	35.5
Global & international	38.2	20.0	18.2	91.0
Total active equity & balanced	250.1	195.4	54.7	28.0
Active fixed income
U.S.	119.5	122.9	(3.4)	(2.8)
Global & international	42.9	28.7	14.2	49.5
Passive
U.S.	20.1	17.6	2.5	14.2
Global & international	5.2	4.1	1.1	26.8
Total	$437.8	$368.7	$69.1	18.7%

AVERAGE ASSETS UNDER MANAGEMENT (1)(2)

	Three Months Ended			Nine Months Ended
(Dollars in billions)	9/30/03	9/30/02	% Change	9/30/03	9/30/02	% Change
Retail	$146.2	$140.3	4.2%	$140.7	$155.7	(9.6)%
Institutional investment management	239.4	211.6	13.1	225.4	227.1	(0.7)
Private client	45.7	39.3	16.3	42.8	39.8	7.5
Total	$431.3	$391.2	10.3%	$408.9	$422.6	(3.2)%

ANALYSIS OF ASSETS UNDER MANAGEMENT - 3 MONTH PERIODS (1)

	2003				2002
(Dollars in billions)	Retail	Institutional Investment Mgmt	Private Client	Total	Retail	Institutional Investment Mgmt	Private Client	Total
Balance at July 1,	$147.0	$234.6	$44.6	$426.2	$149.6	$222.5	$40.4	$412.5
Sales/new accounts	6.4	7.3	1.8	15.5	5.8	4.8	1.8	12.4
Redemptions/terminations	(7.3)	(6.3)	(0.4)	(14.0)	(8.7)	(4.0)	(0.4)	(13.1)
Net cash management sales	(2.4)	—	—	(2.4)	(2.1)	—	—	(2.1)
Cash flow/Unreinvested dividends	(1.6)	2.6	(0.2)	0.8	(1.5)	0.2	(0.1)	(1.4)
Net asset inflows (outflows)	(4.9)	3.6	1.2	(0.1)	(6.5)	1.0	1.3	(4.2)
Transfers	—	—	—	—	(0.1)	0.1	—	—
Market appreciation (depreciation)	3.5	7.2	1.0	11.7	(12.1)	(23.3)	(4.2)	(39.6)
Net change	(1.4)	10.8	2.2	11.6	(18.7)	(22.2)	(2.9)	(43.8)
Balance at September 30,	$145.6	$245.4	$46.8	$437.8	$130.9	$200.3	$37.5	$368.7

ANALYSIS OF ASSETS UNDER MANAGEMENT - 9 MONTH PERIODS (1)

	2003				2002
(Dollars in billions)	Retail	Institutional Investment Mgmt	Private Client	Total	Retail	Institutional Investment Mgmt	Private Client	Total
Balance at January 1,	$135.9	$211.0	$39.7	$386.6	$171.5	$241.5	$39.2	$452.2
Sales/new accounts	21.1	19.6	5.2	45.9	22.1	14.5	5.5	42.1
Redemptions/terminations	(20.0)	(14.9)	(1.6)	(36.5)	(24.6)	(11.5)	(1.4)	(37.5)
Net cash management sales	(4.0)	—	—	(4.0)	(6.5)	—	—	(6.5)
Cash flow/Unreinvested dividends	(1.7)	3.1	(0.5)	0.9	(2.1)	(0.4)	(0.3)	(2.8)
Net asset inflows (outflows)	(4.6)	7.8	3.1	6.3	(11.1)	2.6	3.8	(4.7)
Transfers	—	0.6	(0.6)	—	0.5	(0.5)	—	—
Market appreciation (depreciation)	14.3	26.0	4.6	44.9	(30.0)	(43.3)	(5.5)	(78.8)
Net change	9.7	34.4	7.1	51.2	(40.6)	(41.2)	(1.7)	(83.5)
Balance at September 30,	$145.6	$245.4	$46.8	$437.8	$130.9	$200.3	$37.5	$368.7

(1) Assets under management (“AUM”) exclude certain non-discretionary relationships and assets managed by unconsolidated affiliates.

(2) Average monthly AUM.

The Operating Partnership’s revenues are largely dependent on the total value and composition of assets under its management.

Assets under management were $437.8 billion at September 30, 2003, an increase of 18.7% from September 30, 2002, primarily as a result of market appreciation in value and growth equity accounts and net asset in flows. Active equity and balanced assets under management, which comprise approximately 57% of total assets under management, were 28.0% higher. Active fixed income assets under management including cash management products, which comprise approximately 37% of total assets under management, increased by 7.1%.

Assets under management at September 30, 2003 were $437.8 billion, an increase of $11.6 billion or 2.7% from June 30, 2003 and an increase of $51.2 billion or 13.2% from December 31, 2002.

Retail assets under management at September 30, 2003 were $145.6 billion, a decrease of $1.4 billion or 0.9% from June 30, 2003 and an increase of $9.7 billion or 7.1% from December 31, 2002. The decrease for the third quarter was primarily due to net asset outflows of $4.9 billion offset by market appreciation of $3.5 billion. The increase for the nine months ended September 30, 2003 was primarily due to market appreciation of $14.3 billion offset by net asset outflows of $4.6 billion.

Institutional investment management assets under management at September 30, 2003 were $245.4 billion, an increase of $10.8 billion or 4.6% from June 30, 2003 and an increase of $34.4 billion or 16.3% from December 31, 2002. The increase for the third quarter was primarily due to market appreciation of $7.2 billion and net asset inflows of $3.6 billion. The increase for the nine onths ended September 30, 2003 was primarily due to market appreciation of $26.0 billion and net asset inflows of $7.8 billion.

Private client assets under management at September 30, 2003 were $46.8 billion, an increase of $2.2 billion or 4.9% from June 30, 2003 and an increase of $7.1 billion or 17.9% from December 31, 2002. The increase for the third quarter was due to net asset inflows of $1.2 billion and market appreciation of $1.0 billion. The increase for the nine months ended September 30, 2003 was due to market appreciation of $4.6 billion and net asset inflows of $3.1 billion.

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

CONSOLIDATED RESULTS OF OPERATIONS

(Dollars in millions, except per Unit Amounts)	Three Months Ended			Nine Months Ended
	9/30/03	9/30/02	% Change	9/30/03	9/30/02	% Change
Revenues	$699.4	$649.7	7.6%	$1,963.7	$2,094.3	(6.2)%
Expenses	674.3	511.5	31.8	1,667.2	1,605.6	3.8
Income before income taxes	25.1	138.2	(81.8)	296.5	488.7	(39.3)
Income taxes	5.9	6.9	(14.5)	20.2	24.4	(17.2)
Net income	$19.2	$131.3	(85.4)	$276.3	$464.3	(40.5)
Diluted net income per Unit	$0.07	$0.52	(86.5)	$1.08	$1.81	(40.3)

Base fee earnings(1)	$12.1	$123.2	(90.2)	$258.3	$446.5	(42.2)
Performance fee earnings(1)	7.1	8.1	(12.3)	18.0	17.8	1.1
Net income	$19.2	$131.3	(85.4)	$276.3	$464.3	(40.5)

Base fee earnings per Unit(1)	$0.04	$0.49	(91.8)	$1.01	$1.74	(42.0)
Performance fee earnings per Unit(1)	0.03	0.03	0.0	0.07	0.07	0.0
Diluted net income per Unit	$0.07	$0.52	(86.5)	$1.08	$1.81	(40.3)

Distributions per Unit	$0.64	$0.53	20.8	$1.65	$1.85	(10.8)

Pretax Margin (GAAP) (2)
Total revenues	$699.4	$649.7	7.6	$1,963.7	$2,094.3	(6.2)
Pre-tax income	$25.1	$138.2	(81.8)	$296.5	$488.7	(39.3)
Pre-tax margin (GAAP)	3.6%	21.3%		15.1%	23.3%

Pretax Margin (Non-GAAP) (3)
Total revenues	$699.4	$649.7	7.6	$1,963.7	$2,094.3	(6.2)
Less: distribution revenues	(112.6)	(108.8)	3.5	(321.3)	(363.4)	(11.6)
Net revenues	586.8	540.9	8.5	1,642.4	1,730.9	(5.1)

Total expenses	674.3	511.5	31.8	1,667.2	1,605.6	3.8
Less: distribution revenues	(112.6)	(108.8)	3.5	(321.3)	(363.4)	(11.6)
Net expenses	561.7	402.7	39.5	1,345.9	1,242.2	8.3

Pre-tax income	$25.1	$138.2	(81.8)%	$296.5	$488.7	(39.3)%

Pre-tax margin (non-GAAP)	4.3%	25.6%		18.1%	28.2%

(1)               Indicates the relative contributions of base fee and performance fee earnings to net income.  Management provides these measures because performance fee earnings can vary significantly from quarter to quarter.

(2)               Pre-tax income as a percentage of total revenues.

(3)               Pre-tax margin (non-GAAP), pre-tax income as a percentage of net revenues, is presented as a non-GAAP financial measure. The table provides a reconciliation to pre-tax margin (GAAP).  Management believes this presentation provides a measure of financial performance that is more comparable to other asset management companies.

Net income for the three months ended September 30, 2003 decreased  $112.1 million or 85.4% from net income for the three months ended September 30, 2002.  Net income for the nine months ended September 30, 2003 decreased $188.0 million or 40.5% from net income for the nine months ended June 30, 2002. The decrease for the three month period was principally due to an increase in expenses, principally a charge for legal proceedings and mutual fund matters, partially offset by an increase in revenues, primarily investment advisory fees.  After taxes and other efforts, the net charge for legal proceedings and mutual fund matters reduced net income by approximately $146 million.

The decrease for the nine month period was principally due to a decrease in revenues, primarily investment advisory and services fees, distribution and institutional research services revenues and an increase in expenses, primarily a charge for legal proceedings and mutual fund matters.  After taxes and other efforts, the net charge for legal proceedings and mutual fund matters reduced net income by approximately $146 million.

REVENUES

	Three Months Ended			Nine Months Ended
(Dollars in millions)	9/30/03	9/30/02	% Change	9/30/03	9/30/02	% Change
Investment advisory and services fees:
Retail	$192.0	$184.2	4.2%	$548.5	$615.5	(10.9)%
Institutional investment management	167.8	149.4	12.3	466.7	477.2	(2.2)
Private client	119.8	102.7	16.7	320.3	316.0	1.4
Subtotal	479.6	436.3	9.9	1,335.5	1,408.7	(5.2)
Distribution revenues	112.6	108.8	3.5	321.3	363.4	(11.6)
Institutional research services	72.4	75.8	(4.5)	198.9	225.6	(11.8)
Shareholder servicing fees	24.0	24.5	(2.0)	73.5	75.6	(2.8)
Other revenues, net	10.8	4.3	151.2	34.5	21.0	64.3
Total	$699.4	$649.7	7.6%	$1,963.7	$2,094.3	(6.2)%

INVESTMENT ADVISORY AND SERVICES FEES

Investment advisory and services fees, the largest component of the Operating Partnership’s revenues, are generally calculated as a percentage, referred to as “basis points”, of the value of assets under management and vary with the type of account managed. Fee income is therefore affected by changes in the amount of assets under management, including market appreciation or depreciation, the addition of new client accounts or client contributions of additional assets to existing accounts, withdrawals of assets from and termination of client accounts, purchases and redemptions of mutual fund shares, and shifts of assets between accounts or products with different fee structures. Investment advisory and services fees include brokerage transaction charges of Sanford C. Bernstein & Co., LLC (“SCB LLC”), a wholly-owned subsidiary of the Operating Partnership, for substantially all private client transactions and certain institutional investment management client transactions. Investment advisory and services fees for the three and nine months ended September 30, 2003 increased $43.3 million or 9.9% and decreased $73.2 million or 5.2%, respectively, from the three months and nine months ended September 30, 2002.

Certain investment advisory contracts provide for a performance fee, in addition to or in lieu of a base fee, that is calculated as either a percentage of absolute investment results or a percentage of investment results in excess of a stated benchmark over a specified period of time.  Performance fees are recorded as revenue at the end of the measurement period and will generally be higher in favorable markets and lower in unfavorable markets, which may increase the volatility of the Operating Partnership’s revenues and earnings. Performance fees aggregated $9.7 million and $10.9 million for the three months ended September 30, 2003 and 2002, respectively, and $24.9 million and $24.8 million for the nine months ended September 30, 2003 and 2002, respectively.

Retail investment advisory and services fees for the three months ended September 30, 2003 increased by $7.8 million or 4.2% from the three months ended September 30, 2002 primarily as a result of a 4.2% increase in average assets under management. Retail investment advisory and services fees for the nine months ended September 30, 2003 decreased by $67.0 million or 10.9% from the nine months ended September 30, 2002 primarily as a result of a 9.6% decrease in average assets under management.

Institutional investment management investment advisory and services fees for the three months ended September 30, 2003 increased by $18.4 million or 12.3% from the three months ended September 30, 2002 due primarily to a 13.1% increase in average assets under management offset by a decrease in commissions of $1.6 million due to lower brokerage transaction volume and a decline in performance fees of $1.5 million. Institutional investment management advisory and services fees for the nine months ended September 30, 2003 decreased by $10.5 million or 2.2% from the nine months ended September 30, 2002 due primarily to a 0.7% decrease in average assets under management and a decrease in commissions of $5.7 million due to lower brokerage transaction volume.

Private client investment advisory and services fees for the three months ended September 30, 2003 increased $17.1 million or 16.7% from the three months ended September 30, 2002 due primarily to a 16.3% increase in average assets under management and higher commissions of $4.4 million due to higher brokerage transaction volume.  Private client investment advisory and service fees for the nine months ended September 30, 2003 increased $4.3 million or 1.4% from the nine months ended September 30, 2002 due primarily to lower commissions of $8.9 million due to lower brokerage transaction volume partially offset by a 7.5% increase in average assets under management.

DISTRIBUTION REVENUES

The Operating Partnership’s subsidiary, AllianceBernstein Investment Research and Management, Inc. (“ABIRM”), acts as distributor of the Alliance Mutual Funds and receives distribution plan fees from those funds in reimbursement of distribution expenses it incurs. Distribution revenues for the three months and nine months ended September 30, 2003 increased 3.5% and decreased 11.6%, respectively, from the three months and nine months ended September 30, 2002. Average mutual fund assets under management for the three and nine months ended September 30, 2003 increased 4.2% and decreased 9.6%, respectively, from the three and nine months ended September 30, 2002.

INSTITUTIONAL RESEARCH SERVICES

Institutional research services revenue consists principally of brokerage transaction charges related to in-depth research and other services provided to institutional investors by SCB LLC, in New York, and Sanford C. Bernstein Limited (“SCBL”), a wholly-owned subsidiary of the Operating Partnership, in London.  Brokerage transaction charges earned and related expenses are recorded on a trade date basis. Revenues from institutional research services for the three months and nine months ended September 30, 2003 were $72.4 million and $198.9 million, a decrease of 4.5% and 11.8% from the three and nine months ended September 30, 2002, respectively. The decrease for the three months ended September 30, 2003 was due to lower NYSE transaction volume and lower price realization partially offset by higher market share of NYSE volume.  The decrease for the nine months ended September 30, 2003 was due to lower transaction volume and reduced prices paid for brokerage transactions.

SHAREHOLDER SERVICING FEES

The Operating Partnership’s wholly-owned subsidiaries, Alliance Global Investor Services, Inc. and ACM Global Investor Services S.A., provide transfer agency services to the Alliance Mutual Funds. Shareholder servicing fees for the three months and nine months ended September 30, 2003 decreased 2.0% and 2.8%, respectively, from the three months and nine months ended September 30, 2002. The number of shareholder accounts serviced decreased approximately 0.3 million to approximately 7.2 million as of September 30, 2003 from approximately 7.5 million as of September 30, 2002 due to shareholder account terminations.

OTHER REVENUES, NET

Other revenues, net consist principally of fees earned for administration and recordkeeping services provided to the Alliance Mutual Funds and the General Accounts of The Equitable Life Assurance Society of the United States (“ELAS”), a wholly-owned subsidiary of AXA Financial, and its insurance subsidiary. Investment income and changes in value of other investments are also included. Other revenues, net also includes net interest income earned on securities loaned to and borrowed from brokers and dealers.  Other revenues, net for the three months and nine months ended September 30, 2003 increased 151.2% and 64.3% from the three and nine months ended September 30, 2002 principally as a result of mark to market gains on investments in Alliance Mutual Funds.

EXPENSES
	Three Months Ended			Nine Months Ended
(Dollars in millions)	9/30/03	9/30/02	% Change	9/30/03	9/30/02	% Change
Employee compensation and benefits	$200.1	$218.6	(8.5)%	$644.8	$690.9	(6.7)%
Promotion and servicing	188.2	197.3	(4.6)	552.9	631.6	(12.5)
General and administrative	84.5	83.7	1.0	245.1	246.6	(0.6)
Interest	6.3	6.7	(6.0)	18.9	21.0	(10.0)
Amortization of intangible assets	5.2	5.2	—	15.5	15.5	—
Charge for legal proceedings and mutual fund matters	190.0	—	100.0	190.0	—	100.0
Total	$674.3	$511.5	31.8%	$1,667.2	$1,605.6	3.8%

EMPLOYEE COMPENSATION AND BENEFITS

Employee compensation and benefits include salaries, commissions, fringe benefits and cash and deferred incentive compensation based on profitability. Provisions for future payments to be made under certain deferred compensation arrangements are also included.

Employee compensation and benefits for the three months and nine months ended September 30, 2003 decreased 8.5% and 6.7%, respectively, from the three months and nine months ended September 30, 2002. The decrease for the three months ended September 30, 2003 is primarily as a result of lower incentive compensation, lower commissions due to a shift in sales management compensation made in the fourth quarter of 2002 from commissions to incentive compensation and lower base compensation due to lower headcount. The overall decrease in incentive compensation was due to lower compensation from lower operating earnings offset by higher deferred compensation primarily attributable to a deferred compensation plan entered into in connection with the Bernstein acquisition. The decrease for the nine months ended September 30, 2003 is primarily due to lower commissions, base compensation and lower incentive compensation. The Operating Partnership had 4,075 employees at September 30, 2003 compared to 4,246 at September 30, 2002.

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

Promotion and servicing expenses for the three months and nine months ended September 30, 2003 decreased 4.6% and 12.5%, respectively, from the three months and nine months ended September 30, 2002 primarily due to lower distribution plan payments resulting from lower average retail assets under management, lower amortization of deferred sales commissions and a decrease in other promotion and servicing expenses, including printing, mailing and travel and entertainment.

GENERAL AND ADMINISTRATIVE

General and administrative expenses are costs related to operations, including technology, professional fees, occupancy, communications, equipment and similar expenses. General and administrative expenses for the three months and nine months ended September 30, 2003 increased 1.0% and decreased 0.6%, respectively, from the three and nine months ended September 30, 2002. The increase for the three months ended September 30, 2003 was principally as a result of higher legal fees incurred in connection with ongoing litigation offset by lower occupancy, technology and portfolio related expenses.  The decrease for the nine months ended September 30, 2003 was principally as a result of lower occupancy, technology and portfolio related expenses offset by higher legal fees incurred in connection with ongoing litigation.

INTEREST

Interest expense is incurred on the Operating Partnership’s borrowings. Interest expense for the three months and nine months ended September 30, 2003 decreased 6.0% and 10.0%, respectively, from the three months and nine months ended September 30, 2002 primarily as a result of lower short-term debt.

GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets are attributable to acquisitions made by the Operating Partnership, including the Bernstein acquisition and the acquisition of ACMC, Inc., the predecessor of both Alliance Holding and the Operating Partnership, by ELAS during 1985.

The Operating Partnership’s unaudited condensed consolidated statement of financial condition as of September 30, 2003 includes net goodwill, the excess of the purchase price over the fair value of identifiable assets of acquired companies, of approximately $2.9 billion and intangible assets, the costs assigned to investment management contracts of businesses acquired, of approximately $352 million.  As a result of the adoption of SFAS 142, net goodwill is tested for impairment annually. Intangible assets are amortized on a straight-line basis over estimated useful lives of twenty years and tested for impairment periodically.

Significant assumptions are required in performing goodwill and intangible assets impairment tests.  For goodwill, such tests include determining whether the Operating Partnership’s estimated fair value exceeds its book value.  There are several methods of estimating the reporting unit’s fair values, which includes valuation techniques such as market quotations and expected discounted cash flows.  In developing estimated fair value using a discounted cash flow valuation technique, business growth rate assumptions are applied over the estimated life of the goodwill asset and the resulting expected cash flows are discounted to arrive at a present value amount that approximates fair value.  For intangible assets, such tests include determining whether expected undiscounted future cash flows exceed its book value.  Market growth, asset attrition and fee rates as well as expense assumptions are applied over the estimated useful life of the intangible assets.  As of September 30, 2003, management believed that goodwill and intangible assets were not impaired. However, future tests may be based upon different assumptions, which may or may not result in an impairment of these assets.

CHARGE FOR LEGAL PROCEEDINGS AND MUTUAL FUND MATTERS

Management of Alliance Capital recorded a $190 million charge to income for the quarter ended September 30, 2003 in connection with the matters discussed under “Legal Proceedings” and “Mutual Fund Investigations” in Note 6.  “Commitments and Contingencies” of the unaudited condensed consolidated financial statements contained in Item 1 of this Form 10-Q.

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

Income tax expense of $5.9 million and $20.2 million for the three months and nine months ended September 30, 2003 decreased $1.0 million and  $4.3 million, respectively, from the three months and nine months ended September 30, 2002. The decrease for the three month period ended September 30, 2003 was primarily due to lower pre-tax income and a higher effective tax rate for the current period. The decrease for the nine month period ended September 30, 2003 was primarily due to lower pre-tax income offset partially by a higher effective tax rate for the current period. The higher effective tax rate was primarily due to the mix of pre-tax income between the Operating Partnership and Corporate Subsidiaries which pay tax at a higher rate.

CAPITAL RESOURCES AND LIQUIDITY

Partners’ capital of the Operating Partnership was $3,854.4 million at September 30, 2003, a decrease of $105.8 million or 2.7% from $3,960.2 million at June 30, 2003 and decrease of $109.1 million or 2.8% from $3,963.5 million at December 31, 2002. The decrease for the three months ended September 30, 2003 is primarily due to cash distributions in respect of the Operating Partnership’s Available Cash Flow (as defined in the Alliance Capital Partnership Agreement) offset by net income and amortization of deferred compensation expense. The decrease for the nine months ended September 30, 2003 is primarily due to cash distributions in respect of the Operating Partnership’s Available Cash Flow and the purchase of Alliance Holding Units to fund deferred compensation plans offset by net income and amortization of deferred compensation expense.

Cash flow from operations, proceeds from borrowings and proceeds from the issuance of Operating Partnership Units to AXA Financial and its subsidiaries have been the Operating Partnership’s principal sources of working capital.

The Operating Partnership’s cash and cash equivalents increased $189.2 million for the nine months ended September 30, 2003. Cash inflows for the first nine months included $728.9 million provided from operations. Cash outflows included cash distributions of $404.4 million to the General Partner and Alliance Capital Unitholders, net repayment of borrowings of $22.1 million, capital expenditures of $20.6 million, net purchases of investments of $45.7 million and purchases of Alliance Holding Units by a subsidiary for $66.6 million to fund deferred compensation plans.

The Operating Partnership’s mutual fund distribution system (the “System”) includes a multi-class share structure. The System permits the Operating Partnership’s open-end mutual funds to offer investors various options for the purchase of mutual fund shares, including the purchase of Front-End Load Shares and Back-End Load Shares. The Front-End Load Shares are subject to a conventional front-end sales charge paid by investors to ABIRM at the time of sale. ABIRM in turn pays sales commissions to the financial intermediaries distributing the funds from the front-end sales charge paid by investors. For Back-End Load Shares, investors do not pay a front-end sales charge although, if there are redemptions before the expiration of the minimum holding period (which ranges from one year to four years), investors pay a contingent deferred sales charge (“CDSC”) to ABIRM. While ABIRM is obligated to pay sales commissions to the financial intermediaries at the time of the purchase of Back-End Load Shares, it receives higher ongoing distribution fees from the funds. Deferred sales commissions are expected to be recovered over periods not exceeding five and one-half years. Payments of sales commissions made to financial intermediaries in connection with the sale of Back-End Load Shares under the System, net of CDSC cash recoveries, totaled approximately $80.1 million and $69.8 million for the nine months ended September 30, 2003 and 2002, respectively.

In September 2002, the Operating Partnership entered into an $800 million five-year revolving credit facility with a group of commercial banks and other lenders, which replaced three previously existing credit facilities aggregating  $875 million.  Of the $800 million total, $425 million is intended to provide back-up liquidity for the Operating Partnership’s commercial paper program.  Under this revolving credit facility, the interest rate, at the option of the Operating Partnership, is a floating rate generally based upon a defined prime rate, a rate related to the London Interbank Offered Rate (LIBOR) or the Federal Funds rate.  The credit facility also provides for a facility fee payable on the total facility.  In addition, a utilization rate fee is payable in the event the average aggregate daily outstanding balance exceeds $400 million for each calendar quarter.  The revolving credit facility contains covenants which, among other things, require the Operating Partnership to meet certain financial ratios.  The Operating Partnership was in compliance with the covenants at September 30, 2003.

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

In February 2002, the Operating Partnership signed a $125 million agreement with a commercial bank.  Under the agreement, the Operating Partnership guarantees various obligations of SCBL incurred in the ordinary course of its business in the event SCBL is unable to meet those obligations.  At September 30, 2003, the Operating Partnership was not required to perform under the agreement and had no liability outstanding in connection with the agreement.

The Operating Partnership’s total available debt, amounts outstanding, and weighted average interest rates at September 30, 2003 and 2002 were as follows:

	September 30,
	2003				2002
(Dollars in Millions)	Total Available		Amount Outstanding	Interest Rate	Total Available	Amount Outstanding	Interest Rate
Senior Notes	$600.0		$398.7	5.9%	$600.0	$398.3	5.9%
Commercial paper	425.0		—	—	425.0	29.0	2.0
Revolving credit facility	375.0	(1)	—	—	375.0	—	—
Extendible Commercial Notes	100.0		—	—	100.0	—	—
Other	n/a		6.5	3.4	n/a	6.5	3.4
Total	$1,500.0		$405.2	5.6%	$1,500.0	$433.8	5.6%

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

See “Note 6. Commitments and Contingencies” of the unaudited condensed consolidated financial statements contained in Item 1 of this Form 10-Q for a discussion of the Operating Partnership’s mutual fund distribution system and related deferred sales commission asset, legal proceedings to which the Operating Partnership is a party and mutual fund investigations.

ACCOUNTING PRONOUNCEMENTS

See “Note 11. Accounting Pronouncements” of the unaudited condensed consolidated financial statements contained in Item 1 of this Form 10-Q for a discussion of recently issued accounting pronouncements.

CASH DISTRIBUTIONS

The Operating Partnership is required to distribute all of its Available Cash Flow (as defined in the Alliance Capital Partnership Agreement) to the General Partner and Alliance Capital Unitholders. The Available Cash Flow of the Operating Partnership for the three months and nine months ended September 30, 2003 and 2002, respectively, was as follows:

	Three Months Ended		Nine Months Ended
	9/30/03	9/30/02	9/30/03	9/30/02
Available Cash Flow (in thousands)	$162,208	$133,803	$418,107	$466,577
Distribution Per Unit	$0.64	$0.53	$1.65	$1.85

FORWARD LOOKING STATEMENTS

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the Operating Partnership’s market risk for the quarterly period ended September 30, 2003.

Item 4.  Controls and Procedures

Based on an evaluation of the effectiveness of Alliance Capital’s disclosure controls and procedures, Alliance Capital’s Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were effective as of September 30, 2003. In connection with such evaluation, no change in Alliance Capital’s internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, Alliance Capital’s internal control over financial reporting.

Part II

OTHER  INFORMATION

Item 1.                    Legal Proceedings

On April 25, 2001, an amended class action complaint entitled Miller, et al. v. Mitchell Hutchins Asset Management, Inc., et al. (“Amended Complaint”), was filed in federal district court in the Southern District of Illinois against Alliance Capital, Management L.P. (“Alliance Capital”), Alliance Fund Distributors, Inc. (now known as AllianceBernstein Investment Research and Management, Inc. “ABIRM”) and other defendants alleging violations of the federal Investment Company Act of 1940, as amended (“ICA”) and breaches of common law fiduciary duty. The principal allegations of the Amended Complaint were that (i) certain advisory agreements concerning certain funds managed by Alliance Capital were negotiated, approved, and executed in violation of the ICA; (ii) the distribution plans for certain funds were negotiated, approved, and executed in violation of the ICA; and (iii) the advisory fees and distribution fees paid to Alliance Capital and ABIRM, respectively, with respect to these funds were excessive and constituted a breach of fiduciary duty. Plaintiffs sought recovery of excessive advisory and distribution fees paid by these funds to Alliance Capital and ABIRM.  On March 12, 2002, the court issued an order granting defendants’ motion to dismiss the Amended Complaint.  On April 1, 2002, plaintiffs filed a second amended class action complaint (“Second Amended Complaint”). Named as individual plaintiffs in the Second Amended Complaint were shareholders of the Alliance Premier Growth Fund, the Alliance Quasar Fund, and the Alliance Growth and Income Fund.  These plaintiffs sought to bring class action claims on behalf of all shareholders of all funds in the purported “Alliance Fund Complex”, defined as approximately three dozen funds governed by a common board of directors or trustees.  The substantive allegations and relief sought in the Second Amended Complaint were virtually identical to the Amended Complaint.  On May 1, 2002, defendants filed a motion to dismiss the Second Amended Complaint.  In an order dated March 6, 2003, the court denied in part, and granted in part, defendants’ motion to dismiss.  The court declined to dismiss plaintiffs’ claims that certain advisory and distribution fees paid to Alliance Capital and ABIRM, respectively, were excessive in violation of section 36(b) of the ICA.  The court dismissed plaintiffs’ claims that certain distribution plans were adopted in violation of the ICA. On July 23, 2003, the parties filed a stipulation providing that plaintiffs would not seek to certify the case as a class action. On July 28, 2003, plaintiffs filed a motion for leave to file a third amended complaint (“Third Amended Complaint”).  Named as individual plaintiffs in the proposed Third Amended Complaint are shareholders of the Alliance Premier Growth Fund, the Alliance Quasar Fund, the Alliance Growth and Income Fund, the AllianceBernstein Corporate Bond Fund, the AllianceBernstein Growth Fund, the AllianceBernstein Balanced Shares Fund, and the AllianceBernstein Americas Government Income Trust.  The allegations and relief sought in the Third Amended Complaint are virtually identical to the Second Amended Complaint, except plaintiffs now specifically seek recovery of excessive advisory and distribution fees paid by these seven funds to Alliance Capital and ABIRM, respectively, for the period commencing one year prior to the filing of the Amended Complaint in April 2001 through the date of final judgment after trial, a time period likely to exceed four years. On September 5, 2003, Alliance Capital and ABIRM moved to dismiss the Third Amended Complaint. The case is currently in discovery.

Alliance Capital and ABIRM believe that plaintiffs’ allegations in the Third Amended Complaint are without merit and intend to vigorously defend against these allegations.

On December 7, 2001, a complaint entitled Benak v. Alliance Capital Management L.P. and Alliance Premier Growth Fund (“Benak Complaint”) was filed in federal district court in the District of New Jersey against Alliance Capital and Premier Growth Fund alleging violation of the ICA.  The principal allegations of the Benak Complaint are that Alliance Capital breached its duty of loyalty to Premier Growth Fund because one of the directors of the General Partner of Alliance Capital served as a director of Enron Corp. (“Enron”) when Premier Growth Fund purchased shares of Enron and as a consequence thereof the investment advisory fees paid to Alliance Capital by Premier Growth Fund should be returned as a means of recovering for Premier Growth Fund the losses plaintiff alleges were caused by the alleged breach of the duty of loyalty.  Plaintiff seeks recovery of certain fees paid by Premier Growth Fund to Alliance Capital. Subsequently, between December 21, 2001, and July 11, 2002, five complaints making substantially the same allegations and seeking substantially the same relief as the Benak Complaint were filed against Alliance Capital and Premier Growth Fund.  All of those actions were consolidated in federal district court in the District of New Jersey. On January 6, 2003, a consolidated amended complaint entitled Benak v. Alliance Capital Management L.P. (“Benak Consolidated Amended Complaint”) was filed containing allegations similar to those in the individual complaints and alleging violation of the ICA.  While the Benak Consolidated Amended Complaint seeks relief similar to that requested in the individual actions, it does not name Premier Growth Fund as a defendant.  On February 7, 2003, Alliance Capital moved to dismiss the Benak Consolidated Amended Complaint. That motion is pending.

Alliance Capital believes the plaintiffs’ allegations in the Benak Consolidated Amended Complaint are without merit and intends to vigorously defend against these allegations.

On April 8, 2002, in In re Enron Corporation Securities Litigation, a consolidated complaint (“Enron Complaint”) was filed in the district court in the Southern District of Texas, Houston Division, against numerous defendants, including Alliance Capital.  The principal allegations of the Enron Complaint, as they pertain to Alliance Capital, are that Alliance Capital violated Sections 11 and 15 of the Securities Act of 1933, as amended (“Securities Act”) with respect to a registration statement filed by Enron and effective with the SEC on July 18, 2001, which was used to sell $1.9 billion Enron Corp. Zero Coupon Convertible Notes due 2021.  Plaintiffs allege that Frank Savage, who was at that time an employee of Alliance Capital and who was and remains a director of the General Partner of Alliance Capital, signed the registration statement at issue. Plaintiffs allege that the registration statement was materially misleading. Plaintiffs further allege that Alliance Capital was a controlling person of Frank Savage.  Plaintiffs therefore assert that Alliance Capital is itself liable for the allegedly misleading registration statement.  Plaintiffs seek rescission or a rescissionary measure of damages.  The Enron Complaint specifically states that “[n]o allegations of fraud are made against or directed at” Alliance Capital.  On June 3, 2002, Alliance Capital moved to dismiss the Enron Complaint as the allegations therein pertain to it. On March 12, 2003, that motion was denied. A First Amended Consolidated Complaint ("Amended Consolidated Complaint"), with substantially identical allegations as to Alliance Capital, was filed on May 14, 2003. Alliance Capital filed its answer on June 13, 2003. On May 28, 2003, plaintiffs filed an Amended Motion for Class Certification. On October 23, 2003, following the completion of class discovery, Alliance Capital filed its opposition to class certification. The case is currently in discovery.

Alliance Capital believes the allegations in the Amended Consolidated Complaint as to it are without merit and intends to vigorously defend against these allegations.

On May 7, 2002, a complaint entitled The Florida State Board of Administration v. Alliance Capital Management L.P. (“SBA Complaint”) was filed in the Circuit Court of the Second Judicial Circuit, in and for Leon County, Florida against Alliance Capital.  The SBA Complaint alleges breach of contract relating to the Investment Management Agreement between The Florida State Board of Administration (“SBA”) and Alliance Capital, breach of the covenant of good faith and fair dealing contained in the Investment Management Agreement, breach of fiduciary duty, negligence, gross negligence and violation of the Florida Securities and Investor Protection Act, in connection with purchases and sales of Enron common stock for the SBA investment account.  The SBA seeks more than $300 million in compensatory damages and an unspecified amount of punitive damages.  On June 10, 2002, Alliance Capital moved to dismiss the SBA Complaint.  On September 12, 2002, the court denied Alliance Capital’s motion to dismiss the SBA Complaint in its entirety. On November 13, 2003, the SBA filed a motion for leave to file an amended Complaint ("Amended Complaint"). The Amended Complaint alleges that Alliance Capital breached its contract with the SBA by investing in or continuing to hold stocks for the SBA's investment portfolio that were not "1-rated," the highest rating that Alliance Capital's research analysts could assign. The SBA also seeks to add claims for negligent supervision and common law fraud. The case is currently in discovery.

Alliance Capital believes the SBA’s allegations in the SBA Complaint are without merit and intends to vigorously defend against these allegations.

On September 12, 2002, a complaint entitled Lawrence E. Jaffe Pension Plan, Lawrence E. Jaffe Trustee U/A 1198 v. Alliance Capital Management L.P., Alfred Harrison and Alliance Premier Growth Fund, Inc. (“Jaffe Complaint”) was filed in federal district court in the Southern District of New York against Alliance Capital, Alfred Harrison and Premier Growth Fund alleging violation of the ICA.  The Jaffe Complaint alleges that the defendants breached their fiduciary duties of loyalty, care and good faith to Premier Growth Fund by causing Premier Growth Fund to invest in the securities of Enron and that the agreements between Premier Growth Fund and Alliance Capital violated the ICA because all of the directors of Premier Growth Fund should be deemed interested under the ICA.  Plaintiff seeks damages equal to Premier Growth Fund’s losses as a result of Premier Growth Fund’s investment in shares of Enron and a recovery of all fees paid to Alliance Capital beginning November 1, 2000.  On March 24, 2003, the court granted Alliance Capital’s motion to transfer the Jaffe Complaint to the United States District Court for the District of New Jersey to be consolidated with the Benak Consolidated Amended Complaint already pending there. On October 23, 2003, plaintiff filed a motion for leave to file an amended complaint (“First Amended Complaint”). The proposed First Amended Complaint seeks to drop plaintiff’s claim under Section 36(b) of the ICA and seeks to add claims against Alliance Capital and Alfred Harrison for negligence and negligent misrepresentation.

Alliance Capital and Alfred Harrison believe that plaintiff’s allegations in the Jaffe Complaint and the proposed First Amended Complaint are without merit and intend to vigorously defend against these allegations.

On December 13, 2002, a complaint entitled Patrick J. Goggins et al., v. Alliance Capital Management L.P. et al. (“Goggins Complaint”) was filed in federal district court in the Southern District of New York against Alliance Capital, Premier Growth Fund and individual directors and certain officers of Premier Growth Fund.  The Goggins Complaint alleges that defendants violated the Securities Act because Premier Growth Fund’s registration statements and prospectuses allegedly were materially misleading, contained untrue statements of material fact and omitted material facts in describing the strategic objectives and investment strategies of Premier Growth Fund in relation to its investments, including its investments in Enron securities.  Plaintiffs seek rescissory relief or an unspecified amount of compensatory damages.  On August 13, 2003, the court granted Alliance Capital’s motion to transfer the Goggins Complaint to the United States District Court for the District of New Jersey to be consolidated with the Benak Consolidated Amended Complaint already pending there.

Alliance Capital, Premier Growth Fund and the other defendants believe the plaintiffs’ allegations in the Goggins Complaint are without merit and intend to vigorously defend against these allegations.

On August 9, 2003, the Securities and Exchange Board of India (“SEBI”) ordered that Samir C. Arora, a former research analyst/portfolio manager of Alliance Capital, refrain from buying, selling or dealing in Indian securities. Until August 4, 2003, when Mr. Arora announced his resignation from Alliance Capital, he served as head of Asian emerging markets equities and a fund manager of Alliance Capital Asset Management (India) Pvt. Ltd. (“ACAML”), a fund management company 75% owned by Alliance Capital. The order states that Mr. Arora relied on unpublished price sensitive information in making certain investment decisions on behalf of certain clients of ACAML and Alliance Capital, that there were failures to make required disclosures regarding the size of certain equity holdings, and that Mr. Arora tried to influence the sale of Alliance Capital’s stake in ACAML. Mr. Arora contested the findings in the order by filing objections and at a personal hearing held on August 28, 2003.  On September 24, 2003, SEBI issued an order confirming its previous order against Mr. Arora.  On October 10, 2003, Mr. Arora filed an appeal with the Securities Appellate Tribunal.

Alliance Capital is reviewing this matter, and at the present time management of Alliance Capital does not believe its outcome will have a material impact on Alliance Capital’s results of operations or financial condition.

On September 8, 2003, SEBI issued to Alliance Capital a show cause notice and finding of investigation (the “Notice”).  The Notice requires Alliance Capital to explain its failure to make a disclosure filing as to the acquisition of shares of five (5) Indian equity securities held at various times by Alliance Capital (through sub-accounts under foreign institutional investor licenses), ACAML and Alliance Capital’s local Indian mutual fund.  Regulation 7 of SEBI Regulations, 1997, Regulation 13 of SEBI and Regulation 1992 and Section 15A of the SEBI Act require that disclosure be made when the holdings of an investor (or a group of investors acting in concert) in an Indian security either exceeds five percent (5%) of the outstanding shares or changes by more than two percent (2%).  On October 14, 2003, Alliance Capital responded to the Notice.

At the present time, management of Alliance Capital does not believe the outcome of this matter will have a material impact on Alliance Capital’s results of operations or financial condition.

On October 1, 2003, a purported class action complaint entitled Erb et al. v. Alliance Capital Management L.P. et al. ("Erb Complaint") was filed in the Circuit Court of St. Clair County, State of Illinois, against Alliance Capital. Plaintiff, purportedly a shareholder in the AllianceBernstein Premier Growth Fund ("Fund"), alleges that Alliance Capital breached unidentified provisions of the Fund's prospectus and subscription and confirmation agreements that allegedly required that every security bought for the Fund's portfolio must be a "1-rated" stock, the highest rating that Alliance Capital's analysts could assign. Plaintiff alleges that Alliance Capital impermissably purchased shares of stocks that were not 1-rated. Plaintiff seeks rescission of all purchases of any non-1-rated stocks Alliance Capital made for the Fund over the past ten years, as well as an unspecified amount of damages. Alliance Capital has not yet responded to the Erb Complaint.

Alliance Capital believes the plaintiff's allegations in the Erb Complaint are without merit and intends to vigorously defend against these allegations.

On October 2, 2003, a putative class action complaint entitled Hindo et al. v. AllianceBernstein Growth & Income Fund et al. (“Hindo Complaint”) was filed against Alliance Capital, Alliance Capital Management Holding L.P. (“Alliance Holding”), ACMC, AXA Financial, the AllianceBernstein family of mutual funds (“AllianceBernstein Funds”), Gerald Malone and Charles Schaffran (the “Alliance defendants”), and certain other defendants not affiliated with Alliance Capital.  The Hindo Complaint was filed in the United States District Court for the Southern District of New York by alleged shareholders of two of the AllianceBernstein Funds.  The Hindo Complaint alleges that certain of the Alliance defendants failed to disclose that they improperly allowed certain hedge funds and other unidentified parties to engage in late trading and market timing of AllianceBernstein Fund securities, violating Sections 11 and 15 of the Securities Act, Sections 10(b) and 20(a) of the Exchange Act, and Sections 206 and 215 of the Advisers Act.  Plaintiffs seek an unspecified amount of compensatory damages and rescission of their contracts with Alliance Capital, including recovery of all fees paid to Alliance Capital pursuant to such contracts.

Between October 3 and November 13, 2003, twenty-one additional lawsuits making factual allegations generally similar to those in the Hindo Complaint were filed against Alliance Capital and certain other defendants.  These lawsuits are as follows:

Fifteen of the lawsuits were brought as class actions filed in federal court (thirteen in the United States District Court for the Southern District of New York, and two in the United States District Court for the District of New Jersey). Certain of these additional lawsuits allege claims under the Securities Act, the Exchange Act and the Advisers Act, as well as claims under Sections 36(a) and 36(b) of the ICA and common law.  All of these lawsuits are brought on behalf of shareholders of AllianceBernstein Funds, except two class actions, brought on behalf of persons who participated in Alliance Capital’s Profit Sharing Plan, which alleges claims under Sections 404, 405 and 406 of The Employee Retirement Income Security Act of 1974.

A sixteenth class action was brought in state court in New York by an alleged Shareholder of an AllianceBernstein Fund. The lawsuit alleges claims under common law.

Three lawsuits were brought as derivative actions filed in federal court alleging claims under Section 36(b) of the ICA, the Exchange Act or common law.  Two of these actions were filed in the United States District Court for the Eastern District of New York, and one in the United States District Court for the District of New Jersey.  These actions were brought derivatively on behalf of certain AllianceBernstein Funds, with the broadest lawsuits being brought derivatively on behalf of all AllianceBernstein Funds.

A fourth derivative action was brought in state court in New York by an alleged unitholder of Alliance Holding.  The action was brought derivatively on behalf of Alliance Holding, alleging a claim for breach of fiduciary duty based on allegations that defendants failed to prevent late trading and market timing of AllianceBernstein Fund securities.  Further, on October 17, 2003, Alliance Holding received a letter from counsel for a different alleged Alliance Holding unitholder, alleging that certain directors and officers of Alliance Holding breached their fiduciary duties by knowingly participating in or approving market timing trades of shares of the AllianceBernstein Technology Fund.  The letter demands that the Board of Directors of Alliance Holding take action to remedy these alleged breaches by commencing a civil action against each of the officers and directors named in the letter to recover damages sustained by Alliance Holding as a result of the alleged breaches.

A lawsuit was filed in Superior Court for the State of California, County of Los Angeles alleging claims under Sections 17200 and 17303 of the California Business & Professional Code.  Pursuant to these statutes, the action was brought on behalf of members of the general public of the state of California based on a claim that late trading and market timing activity amounted to an unfair business practice.

All of these lawsuits seek an unspecified amount of damages.

As discussed above, private plaintiffs have sued Alliance Capital in lawsuits alleging among other things that late trading and market timing damaged these plaintiffs.  More lawsuits making similar allegations against Alliance Capital may be filed.

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

Based on the latest information available to it, management of Alliance Capital decided to record a $190 million charge to income for the quarter ended September 30, 2003 in connection with certain matters discussed above under “Legal Proceedings” and in Note 6. Commitments and Contingencies of the unaudited Condensed Consolidated Financial Statements under “Mutual Fund Investigations.”  Management of Alliance Capital, however, cannot determine at this time the eventual outcome, timing or impact of these matters.  Accordingly, it is possible that additional charges in the future may be required.

With respect to certain other matters discussed above under “Legal Proceedings,” management of Alliance Capital and Alliance Holding is unable to estimate the impact, if any, that the outcome of these matters may have on Alliance Capital’s or Alliance Holding’s results of operations or financial condition.

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

On November 12, 2003, Alliance Capital and Alliance Holding each filed a Current Report on Form 8-K with respect to a news release dated November 12, 2003.

On November 10, 2003, Alliance Capital and Alliance Holding each filed a Current Report on Form 8-K with respect to a news release dated November 10, 2003.

On November 6, 2003, Alliance Capital and Alliance Holding each filed a Current Report on Form 8-K with respect to a news release dated November 6, 2003.

On October 30, 2003, Alliance Capital and Alliance Holding each filed a Current Report on Form 8-K with respect to a news release dated October 30, 2003, their Third Quarter 2003 Review dated October 30, 2003 and certain “Market Timing” and “Late Trading” matters.

On October 9, 2003, Alliance Capital and Alliance Holding each filed two Current Reports on Form 8-K with respect to a civil litigation entitled Hindo et al. v. AllianceBernstein Growth and Income Fund et al. and a news release dated October 9, 2003, respectively.

On September 30, 2003, Alliance Capital and Alliance Holding each filed a Current Report on Form 8-K with respect to a news release dated September 30, 2003.

On September 10, 2003, Alliance Capital and Alliance Holding each filed a Current Report on Form 8-K with respect to a news release dated September 10, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIANCE CAPITAL MANAGEMENT L.P.

Dated: November 14, 2003	By:	Alliance Capital Management
Corporation, its General Partner

	By:	/s/ Robert H. Joseph, Jr.
Robert H. Joseph, Jr.
Senior Vice President &
Chief Financial Officer