Form 10-K
period 2003-12-31
ALLIANCE CAPITAL MANAGEMENT L P
filed 2004-03-10
CIK 1109448

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                to

Commission file number 000-29961

ALLIANCE CAPITAL
MANAGEMENT L.P.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-4064930 (I.R.S. Employer Identification No.)
1345 Avenue of the Americas New York, N.Y. (Address of principal executive offices)	10105 (Zip Code)

Registrant's telephone number, including area code: (212) 969-1000

Securities registered pursuant to Section 12(g) of the Act:

Title of Class	Name of each exchange on which registered
units of limited partnership interest in Alliance Capital Management L.P.	None

Securities registered pursuant to Section 12(b) of the Act:
 None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒    No ☐

        There is no established trading market for the units of limited partnership interest in Alliance Capital Management L.P. and they are subject to significant restrictions on transfer. Accordingly, it is not possible to state the aggregate market value of such units held by non-affiliates of the registrant.

        251,382,122 units of limited partnership interest in Alliance Capital Management L.P. were outstanding as of February 1, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

This Form 10-K does not incorporate any document by reference.

i

GLOSSARY OF CERTAIN DEFINED TERMS

        "ACMI" refers to ACMC, Inc., a wholly-owned subsidiary of Equitable.

        "Alliance" or "ACMC" refers to Alliance Capital Management Corporation, a wholly-owned subsidiary of Equitable, and, where appropriate, to ACMI, its predecessor.

        "Alliance Capital" or "Operating Partnership" refers to Alliance Capital Management L.P., a Delaware limited partnership, which is the operating partnership, and its subsidiaries and, where appropriate, to its predecessors, Alliance Holding and ACMI and their respective subsidiaries.

        "Alliance Capital Units" refers to units representing limited partnership interests in Alliance Capital.

        "Alliance Holding" refers to Alliance Capital Management Holding L.P., a Delaware limited partnership formerly known as Alliance Capital Management L.P.

        "Alliance Holding Units" refers to units representing assignments of beneficial ownership of limited partnership interests in Alliance Holding.

        "AXA" is the holding company for an international group of companies and a worldwide leader in financial protection and wealth management. AXA operates primarily in Western Europe, North America and the Asia/Pacific region and, to a lesser extent, in other regions including the Middle East, Africa and South America. AXA has five operating business segments: life and savings, property and casualty insurance, international insurance (including reinsurance), asset management and other financial services.

        "AXA Financial" refers to AXA Financial, Inc., a wholly-owned subsidiary of AXA.

        "ECMC" refers to ECMC, LLC, a wholly-owned subsidiary of Equitable.

        "Equitable" refers to The Equitable Life Assurance Society of the United States, an indirect wholly-owned subsidiary of AXA Financial, and its subsidiaries other than Alliance Capital and its subsidiaries.

        "Exchange Act" refers to the Securities Exchange Act of 1934, as amended.

        "General Partner" refers to Alliance in its capacity as general partner of Alliance Capital and Alliance Holding, and, where appropriate, to ACMI, its predecessor, in its capacity as general partner of Alliance Holding.

        "Investment Advisers Act" refers to the Investment Advisers Act of 1940, as amended.

        "Investment Company Act" refers to the Investment Company Act of 1940, as amended.

        "SEC" refers to the United States Securities and Exchange Commission.

        "Securities Act" refers to the Securities Act of 1933, as amended.

ii

PART I

Item 1.        Business

General

        Alliance Holding was formed in 1987 to succeed to the business of ACMI, which began providing investment management services in 1971. On April 21, 1988 the business and substantially all of the operating assets of ACMI were conveyed to Alliance Holding in exchange for a 1% general partnership interest in Alliance Holding and approximately 55% of the outstanding Alliance Holding Units. In December 1991 ACMI transferred its 1% general partnership interest in Alliance Holding to Alliance.

        In October 1999 Alliance Holding reorganized by transferring its business and assets to Alliance Capital, a newly formed operating partnership, in exchange for all of the Alliance Capital Units ("Reorganization"). Since the date of the Reorganization Alliance Capital has conducted the diversified investment management services business formerly conducted by Alliance Holding and Alliance Holding's business has consisted of holding Alliance Capital Units and engaging in related activities. As part of the Reorganization Alliance Holding offered each Alliance Holding Unitholder the opportunity to exchange Alliance Holding Units for Alliance Capital Units on a one-for-one basis. The Alliance Holding Units trade publicly on the New York Stock Exchange, Inc. ("NYSE") under the ticker symbol "AC". The Alliance Capital Units do not trade publicly and are subject to significant restrictions on transfer. Alliance is the General Partner of both Alliance Capital and Alliance Holding.

        On October 2, 2000 Alliance Capital acquired the business and assets of SCB Inc., formerly known as Sanford C. Bernstein Inc. ("Bernstein"), and assumed the liabilities of the Bernstein business ("Bernstein Acquisition"). The purchase price consisted of a cash payment of $1.4754 billion and 40.8 million newly issued Alliance Capital Units. AXA Financial purchased approximately 32.6 million newly issued Alliance Capital Units for $1.6 billion on June 21, 2000 to fund the cash portion of the purchase price. On November 25, 2002 SCB Partners Inc., a wholly-owned subsidiary of SCB Inc., sold to ECMC 8,160,000 Alliance Capital Units pursuant to an agreement entered into in connection with the Bernstein Acquisition. On March 5, 2004 SCB Partners Inc. sold to ECMC an additional 8,160,000 Alliance Capital Units ("Sale") under that agreement.

        As of February 1, 2004 AXA, AXA Financial, Equitable and certain subsidiaries of Equitable beneficially owned 136,859,599 Alliance Capital Units or approximately 54.2% of the issued and outstanding Alliance Capital Units and 1,444,356 Alliance Holding Units or approximately 1.8% of the issued and outstanding Alliance Holding Units which, including the general partnership interests in Alliance Capital and Alliance Holding, represents an economic interest of approximately 55.5% in Alliance Capital. Following the Sale, AXA Financial's economic interest in Alliance Capital increased by approximately 3.0% to approximately 58.5%. As of February 1, 2004 Alliance Holding owned 79,002,779 Alliance Capital Units or approximately 31.3% of the issued and outstanding Alliance Capital Units. As of February 1, 2004 SCB Partners Inc. owned 32,640,000 Alliance Capital Units or approximately 12.9% of the issued and outstanding Alliance Capital Units (and, following the Sale, 24,480,000 Alliance Capital Units or approximately 9.7%, respectively).

        As of February 1, 2004 AXA and its subsidiaries owned all of the issued and outstanding shares of the common stock of AXA Financial. AXA Financial owns all of the issued and outstanding shares of Equitable. See "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" of this Form 10-K.

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

        Alliance Capital provides diversified investment management and related services globally to a broad range of clients including (a) institutional investors, consisting of unaffiliated entities such as corporate and public employee pension funds, endowment funds, domestic and foreign institutions and governments and of affiliates such as AXA and its insurance company subsidiaries, by means of separately managed accounts, institutional sub-advisory relationships, structured products, group trusts, mutual funds, and other investment vehicles, (b) private clients, consisting of high-net-worth individuals, trusts and estates, charitable foundations, partnerships, private and family corporations and other entities, by means of separately managed accounts, hedge funds, and other investment vehicles, (c) individual investors by means of retail mutual funds sponsored by Alliance Capital, its subsidiaries and affiliated joint venture companies, including cash management products such as money market funds and deposit accounts, sub-advisory relationships in respect of mutual funds sponsored by third parties and other investment vehicles ("Alliance Mutual Funds") and "managed account" products, and (d) institutional investors desiring institutional research services by means of in-depth research, portfolio strategy, trading and brokerage-related services. Alliance Capital and its subsidiaries also provide investment management, distribution and/or shareholder and administrative services to Alliance Mutual Funds.

        Alliance Capital provides a broad offering of investment products with expertise in both growth and value oriented strategies, the two predominant equity investment styles, as well as a fixed income capability in both taxable and tax exempt securities. The product line includes international, global and emerging markets services, as well as local and regional services in major markets around the world. Alliance Capital uses internal fundamental and quantitative research as the key to its investment process across all investment disciplines.

        Alliance Capital earns revenues by charging fees for managing the investment assets of clients. Fees are generally calculated as a percentage of the value of assets under management and vary with the type of account managed. Accordingly, fee income generally increases or decreases as average assets under management increase or decrease. Increases in assets under management generally result from appreciation in the value of client assets and from inflows of additional assets from new and existing clients. Conversely, decreases in assets under management generally result from market depreciation and from client redemptions or withdrawals.

        The following tables provide a summary of client assets under management and associated revenues of Alliance Capital:

Assets Under Management(1)

	December 31,
	1999	2000	2001	2002	2003
	(in millions)
Institutional Investment Management(3)(4)	$198,832	$237,379	$241,491	$210,990	$269,465
Private Client(4)	1,830	35,697	39,169	39,693	51,550
Retail(4)	164,958	176,945	171,496	135,896	153,784

Total	$365,620	$450,021	$452,156	$386,579	$474,799

Revenues(2)

	Years Ended December 31,
	1999	2000	2001	2002	2003
	(in thousands)
Institutional Investment Management(3)(5)	$408,864	$514,268	$669,028	$627,501	$649,592
Private Client(5)	93,405	139,155	397,420	425,155	486,361
Retail(6)(7)	1,333,593	1,743,661	1,598,247	1,364,252	1,276,759
Institutional Research Services	—	56,289	265,815	294,910	267,868
Other	33,443	68,726	62,388	30,604	52,241

Total	$1,869,305	$2,522,099	$2,992,898	$2,742,422	$2,732,821

(1)
Includes assets under management of the business acquired in the Bernstein Acquisition except at December 31, 1999.

(2)
Includes revenues of the business acquired in the Bernstein Acquisition for the fourth quarter of 2000 and all of 2001, 2002 and 2003.

(3)
Includes the general and separate accounts of the insurance company subsidiaries of AXA Financial.

(4)
Excludes certain non-discretionary client relationships and assets managed by unconsolidated affiliates.

(5)
Includes performance fees, incentive allocations or carried interests for hedge funds and certain other investment vehicles.

(6)
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

INSTITUTIONAL INVESTMENT MANAGEMENT SERVICES

        Alliance Capital's Institutional Investment Management Services group provides active management of equity accounts, balanced accounts (equity and fixed income) and fixed income accounts for institutions such as corporate and public employee pension funds, endowment funds, domestic and foreign institutions, governments and affiliates (AXA and certain of its insurance company subsidiaries, including Equitable) by means of separate accounts, sub-advisory relationships, structured products, group trusts, mutual funds and other investment vehicles. As of December 31, 2003 the assets of institutional investors were managed by 205 portfolio managers with an average of 15 years of experience in the industry and 9 years of experience with Alliance Capital. Alliance Capital's portfolio managers manage various types of accounts, including separately managed accounts, mutual funds, hedge funds and other investment vehicles, within each portfolio manager's investment discipline.

        As of December 31, 2001, 2002 and 2003 institutional investment management services represented approximately 53%, 55% and 57%, respectively, of total assets under management by Alliance Capital. The fees earned from these services represented approximately 22%, 23% and 24% of Alliance Capital's revenues for 2001, 2002 and 2003, respectively.

        The tables below set forth institutional investment management assets under management and revenues for the periods presented:

Institutional Investment Management Services Assets Under Management(1)(2)

	December 31,
	1999	2000	2001	2002	2003
	(in millions)
Investment Services:
Active Equity & Balanced—Growth:
Domestic	$96,188	$83,611	$83,303	$54,845	$55,854
Global & International	10,649	10,613	11,915	11,234	18,991

	106,837	94,224	95,218	66,079	74,845

Active Equity & Balanced—Value:
Domestic	4,231	38,386	39,603	34,624	53,145
Global & International	—	12,199	13,146	15,773	34,860

	4,231	50,585	52,749	50,397	88,005

Active Fixed Income:
Domestic	50,010	50,223	48,471	56,461	56,999
Global & International	4,882	10,018	16,585	17,431	25,730

	54,892	60,241	65,056	73,892	82,729

Index and Enhanced Index:
Domestic	26,472	26,937	22,289	16,271	17,732
Global & International	6,400	5,392	6,179	4,351	6,154

	32,872	32,329	28,468	20,622	23,886

Total:
Domestic	176,901	199,157	193,666	162,201	183,730
Global & International	21,931	38,222	47,825	48,789	85,735

Total	$198,832	$237,379	$241,491	$210,990	$269,465

(1)
Excludes certain non-discretionary client relationships and assets managed by unconsolidated affiliates.

(2)
Includes assets under management of the business acquired in the Bernstein Acquisition except at December 31, 1999.

Revenues From Institutional Investment Management Services(1)

	Years Ended December 31,
	1999	2000	2001	2002	2003
	(in thousands)
Investment Services:
Active Equity & Balanced—Growth:
Domestic	$256,411	$304,164	$239,564	$200,599	$174,264
Global & International	25,589	30,741	53,679	38,934	47,260

	282,000	334,905	293,243	239,533	221,524

Active Equity & Balanced—Value:
Domestic	10,065	43,925	175,769	194,224	182,667
Global & International	—	16,503	74,669	70,765	110,689

	10,065	60,428	250,438	264,989	293,356

Active Fixed Income:
Domestic	95,047	95,045	90,916	85,582	82,185
Global & International	9,166	10,706	19,637	24,379	41,094

	104,213	105,751	110,553	109,961	123,279

Index and Enhanced Index:
Domestic	8,827	9,607	11,164	6,496	5,022
Global & International	3,759	3,577	3,630	6,522	6,411

	12,586	13,184	14,794	13,018	11,433

Total:
Domestic	370,350	452,741	517,413	486,901	444,138
Global & International	38,514	61,527	151,615	140,600	205,454

Total	$408,864	$514,268	$669,028	$627,501	$649,592

(1)
Includes revenues of the business acquired in the Bernstein Acquisition for the fourth quarter of 2000 and all of 2001, 2002 and 2003.

        Institutional equity and balanced accounts contributed approximately 18%, 18% and 19% of Alliance Capital's total revenues for 2001, 2002 and 2003, respectively. Institutional fixed income accounts contributed approximately 4%, 4% and 5% of Alliance Capital's total revenues for 2001, 2002 and 2003, respectively.

Institutional Clients

        The approximately 3,480 separately managed accounts for institutional investors for which Alliance Capital acts as investment manager include corporate employee benefit plans, public employee retirement systems, AXA and its insurance company subsidiaries, endowments, foundations, foreign governments, multi-employer pension plans and financial and other institutions.

        AXA and the general and separate accounts of Equitable and its insurance company subsidiary, including investments made by these accounts in EQAT (See "Retail Services—Variable Products"), represented approximately 14%, 15% and 16% of total assets under management by Alliance Capital at December 31, 2001, 2002 and 2003, respectively, and approximately 5%, 5% and 5% of Alliance Capital's total revenues for 2001, 2002 and 2003, respectively. Taken as a whole they comprise Alliance Capital's largest institutional client.

        As of December 31, 2003 assets under management for corporate employee benefit plans represented approximately 15.8% of total assets under management by Alliance Capital. Assets under management for other tax-exempt accounts, including public employee benefit funds organized by government agencies and municipalities, endowments, foundations and multi-employer employee benefit plans, represented approximately 23.8% of total assets under management as of December 31, 2003.

        The following table lists Alliance Capital's ten largest institutional clients, ranked in order of size of total assets under management as of December 31, 2003. Because Alliance Capital's fee schedules vary based on the type of account, the table does not reflect the ten largest revenue generating clients.

Client or Sponsoring Employer	Investment Services
AXA and its subsidiaries (including Equitable and its insurance company subsidiary)	U.S. Equity, Fixed Income, Passive, Global Equity, Global Fixed Income
Vanguard Mutual Fund (Sub-Advised)	U.S. Equity
North Carolina Retirement System	Passive Equity, U.S. Equity, Global Equity
SBC Communications	U.S. Equity, Passive Equity
ASAP Funding	U.S. Fixed Income
New York State Common Retirement Fund	U.S. Equity, Global Equity
Frank Russell Trust Company	U.S. Equity, Global Equity
Ford Motor Company	U.S. Equity, Global Equity
Mineworkers Pension Scheme	Global Equity
SEI Investments	U.S. Equity, Global Equity, Fixed Income

        These institutional clients accounted for approximately 19% of Alliance Capital's total assets under management at December 31, 2003 and approximately 3% of Alliance Capital's total revenues for the year ended December 31, 2003 (24% and 5%, respectively, if the investments by the separate accounts of Equitable in EQAT were included). No single institutional client other than Equitable and its insurance company subsidiary accounted for more than approximately 1% of Alliance Capital's total revenues for the year ended December 31, 2003. Assets under management of AXA and the general and separate accounts of Equitable and their subsidiaries, invested primarily in fixed income securities, accounted for approximately 10% of Alliance Capital's total assets under management at December 31, 2003 and approximately 3% of Alliance Capital's total revenues for the year ended December 31, 2003 (16% and 5% respectively, if the investments by the separate accounts of Equitable in EQAT were included).

        Since its inception, Alliance Capital has experienced periods when it gained significant numbers of new accounts or amounts of assets under management and periods when it lost significant accounts or assets under management. These fluctuations result from, among other things, conditions of financial markets, investment performance of client accounts under prevailing market conditions, changes in the investment preferences of clients that result in a shift in assets under management, changes in Alliance Capital's reputation as an investment manager, changes in the management or control of a client and other circumstances.

Institutional Investment Management Agreements and Fees

        Accounts of institutional investors are managed pursuant to a written investment management agreement between the client and Alliance Capital, which usually is terminable at any time or upon relatively short notice by either party. In general, Alliance Capital's contracts may not be assigned without client consent.

        In providing investment management services to institutional clients, Alliance Capital is principally compensated on the basis of fees calculated as a percentage of assets under management.

        Management fees are generally charged in accordance with a fee schedule based on the type of portfolio, the size of the account and a percentage of assets under management. With respect to approximately 13.4% of assets under management for institutional investors, Alliance Capital charges performance-based fees, which include arrangements that provide for a relatively low base fee plus an additional fee if investment performance for the account exceeds a specified benchmark. No assurance can be given that performance fee arrangements will not become more common in the investment management industry. Utilization of performance fee arrangements by Alliance Capital on a broader basis could create greater fluctuations in Alliance Capital's revenues.

        In connection with the investment advisory services provided to the general and separate accounts of Equitable and its insurance company subsidiary, Alliance Capital provides ancillary accounting, valuation, reporting, treasury and other services. Equitable and its insurance company subsidiary compensate Alliance Capital for such services. See "Item 13. Certain Relationships and Related Transactions."

Marketing

        Alliance Capital's institutional products are marketed globally by AllianceBernstein Institutional Investment Management, which has a sales force deployed across all investment services including growth equities, value equities and fixed income.

PRIVATE CLIENT SERVICES

        Alliance Capital provides investment management services to private clients consisting of high-net-worth individuals, trusts and estates, charitable foundations, partnerships, private and family corporations and other similar entities by means of separately managed accounts, hedge funds and other investment vehicles. Alliance Capital provided investment management services to a small group of private clients prior to the Bernstein Acquisition. Private clients were a core client group of Bernstein for over 30 years prior to the Bernstein Acquisition on October 2, 2000. The former private client services group of Bernstein is now known as the Bernstein Investment Research and Management unit of Alliance Capital ("BIRM"). The private client services group consists of BIRM and the historic Alliance Capital private client group. BIRM targets households with financial assets of $1 million or more and has a minimum opening account size of $400,000. BIRM's services consist of customized, tax-sensitive investment planning making available a broad range of investment options.

        BIRM's private client activities are built on a direct sales effort that involves over 170 advisors. These financial advisors work with private clients and their tax, legal and other advisors to tailor long-range investment plans to meet each client's needs. The portfolio created for each private client is intended to maximize after-tax investment returns given a client's individual investment goals, income requirements, risk tolerance, tax considerations and any other consideration relevant for that client.

        Revenues from private clients, which represented approximately 13%, 16% and 18% of Alliance Capital's total revenues for the years ended December 31, 2001, 2002 and 2003, respectively, consist primarily of investment management fees earned from managing assets and, in the case of clients of BIRM, also include transaction charges earned by Sanford C. Bernstein & Co., LLC ("SCB LLC"), a registered broker-dealer and a wholly-owned subsidiary of Alliance Capital, for executing trades relating to equity securities under management.

        The tables below set forth private client assets under management and revenues for the periods presented:

Private Client Services Assets Under Management(1)(2)

	December 31,
	1999	2000	2001	2002	2003
	(in millions)
Investment Services:
Active Equity & Balanced—Growth:
Domestic	$1,361	$594	$2,206	$3,517	$5,556
Global & International	11	614	367	271	3,155

	1,372	1,208	2,573	3,788	8,711

Active Equity & Balanced—Value:
Domestic	—	21,432	21,899	19,441	25,477
Global & International	—	5,796	5,480	5,602	5,530

	—	27,228	27,379	25,043	31,007

Active Fixed Income:
Domestic	71	6,929	9,084	10,755	11,717
Global & International	387	327	121	44	37

	458	7,256	9,205	10,799	11,754

Index and Enhanced Index:
Domestic	—	5	12	63	77
Global & International	—	—	—	—	1

	—	5	12	63	78

Total:
Domestic	1,432	28,960	33,201	33,776	42,827
Global & International	398	6,737	5,968	5,917	8,723

Total	$1,830	$35,697	$39,169	$39,693	$51,550

(1)
Includes assets under management of the business acquired in the Bernstein Acquisition except at December 31, 1999.

(2)
Excludes certain non-discretionary client relationships and assets managed by unconsolidated affiliates.

Revenues From Private Client Services(1)

	Years Ended December 31,
	1999	2000	2001	2002	2003
	(in thousands)
Investment Services:
Active Equity & Balanced—Growth:
Domestic	$70,802	$14,019	$20,897	$52,981	$55,069
Global & International	749	724	4,918	3,710	9,191

	71,551	14,743	25,815	56,691	64,260

Active Equity & Balanced—Value:
Domestic	—	87,047	273,381	252,580	285,077
Global & International	—	16,683	59,413	66,476	78,117

	—	103,730	332,794	319,056	363,194

Active Fixed Income:
Domestic	2,456	16,555	36,572	49,200	58,867
Global & International	19,398	4,121	2,234	178	21

	21,854	20,676	38,806	49,378	58,888

Index and Enhanced Index:
Domestic	—	6	5	30	18
Global & International	—	—	—	—	1

	—	6	5	30	19

Total:
Domestic	73,258	117,627	330,855	354,337	399,031
Global & International	20,147	21,528	66,565	70,818	87,330

Total	$93,405	$139,155	$397,420	$425,155	$486,361

(1)
Includes revenues of the business acquired in the Bernstein Acquisition for the fourth quarter of 2000 and all of 2001, 2002 and 2003.

Private Client Investment Management Agreements and Fees

        Private client accounts are managed pursuant to a written investment advisory agreement among the client, Alliance Capital and SCB LLC, which usually is terminable at any time or upon relatively short notice by either party. In general, these contracts may not be assigned without the consent of the client. In providing services to private clients, Alliance Capital is compensated on the basis of fees calculated based on the type of portfolio, the size of the account and a percentage of assets under management as well as the transaction charges earned by SCB LLC referred to above. Aggregate fees for the management of hedge funds may be higher than the fees charged for other assets under management in private client accounts because they provide for the payment of performance fees, incentive allocations or carried interests to Alliance Capital.

Private Client Marketing

        BIRM's private client financial advisors are dedicated to obtaining and maintaining client relationships. These advisors do not manage money and do not sell individual stocks or external products. Their goal is to provide investment perspective for clients in order to assist them in determining a suitable mix of U.S. and non-U.S. equity securities and fixed income investments. The financial advisors are based in New York City, Chicago, Dallas, Houston, Los Angeles, Miami,

Minneapolis, San Francisco, Seattle, Washington, D.C., and West Palm Beach. These offices service the targeted market within these cities and the surrounding areas.

        BIRM's private client marketing group also has established an extensive nationwide referral network, including accountants, attorneys and consultants who serve many of the targeted clients. As part of this strategy, meetings for professionals are organized in many cities and BIRM's private client marketing group regularly provides them with written materials to inform them of investment insights and services.

RETAIL SERVICES

        Alliance Capital's retail services consist of furnishing investment management and related services to individual investors by means of retail mutual funds sponsored by Alliance Capital, its subsidiaries and affiliated joint venture companies including cash management products such as money market funds and deposit accounts, sub-advisory relationships in respect of mutual funds sponsored by third parties and other investment vehicles, and "managed account" products. The net assets under management of the Alliance Mutual Funds on December 31, 2003 amounted to approximately $154 billion. Retail assets under management are valued and totaled, and the applicable liabilities are subtracted, in determining net assets under management. The assets of the Alliance Mutual Funds are managed by the same investment professionals who manage Alliance Capital's institutional and private client accounts. Alliance Capital and its subsidiaries provide investment management, distribution and/or shareholder and administrative services to Alliance Mutual Funds.

        The tables below set forth retail assets under management and revenues for the periods presented:

Retail Services Assets Under Management(1)

	December 31,
	1999	2000	2001	2002	2003
	(in millions)
Investment Services:
Active Equity & Balanced—Growth:
Domestic	$82,870	$82,110	$60,450	$30,981	$35,796
Global & International	16,306	18,585	15,121	7,951	10,783

	99,176	100,695	75,571	38,932	46,579

Active Equity & Balanced—Value:
Domestic	6,954	12,729	18,735	19,952	27,082
Global & International	188	344	2,547	3,244	5,762

	7,142	13,073	21,282	23,196	32,844

Active Fixed Income:
Domestic	46,873	51,535	58,473	56,604	50,100
Global & International	9,127	8,607	12,694	14,467	19,755

	56,000	60,142	71,167	71,071	69,855

Index and Enhanced Index:
Domestic	2,640	3,035	3,471	2,688	4,307
Global & International	—	—	5	9	199

	2,640	3,035	3,476	2,697	4,506

Total:
Domestic	139,337	149,409	141,129	110,225	117,285
Global & International	25,621	27,536	30,367	25,671	36,499

Total	$164,958	$176,945	$171,496	$135,896	$153,784

(1)
Excludes certain non-discretionary client relationships and assets managed by unconsolidated affiliates.

Revenues From Retail Services(1)(2)(3)

	Years Ended December 31,
	1999	2000	2001	2002	2003
	(in thousands)
Investment Services:
Active Equity & Balanced—Growth:
Domestic	$423,515	$576,825	$460,097	$284,595	$204,831
Global & International	81,975	111,407	78,342	67,459	71,912

	505,490	688,232	538,439	352,054	276,743

Active Equity & Balanced—Value:
Domestic	28,651	40,276	83,195	101,637	105,429
Global & International	5,869	6,494	6,232	12,027	19,974

	34,520	46,770	89,427	113,664	125,403

Active Fixed Income:
Domestic	179,366	203,948	255,869	240,369	223,623
Global & International	106,292	95,150	71,416	87,383	115,612

	285,658	299,098	327,285	327,752	339,235

Index and Enhanced Index:
Domestic	3,821	2,294	2,158	1,746	4,099
Global & International	—	—	9	4	966

	3,821	2,294	2,167	1,750	5,065

Total:
Domestic	635,353	823,343	801,319	628,347	537,982
Global & International	194,136	213,051	155,999	166,873	208,464

	829,489	1,036,394	957,318	795,220	746,446

Distribution Revenues(4)	441,772	621,622	544,605	467,463	436,037
Shareholder Servicing Fees(4)	62,332	85,645	96,324	101,569	94,276

Total	$1,333,593	$1,743,661	$1,598,247	$1,364,252	$1,276,759

(1)
Includes fees received by Alliance Capital in connection with Managed Account Programs.

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

(4)
A description of distribution revenues and shareholder servicing fees may be found in "Retail Services—Distribution" of this Item 1.

Alliance Mutual Funds and Managed Account Programs

        Alliance Capital has been managing mutual funds since 1971. Since then, Alliance Capital has sponsored open-end load mutual funds and closed-end mutual funds (i) registered as investment companies under the Investment Company Act ("U.S. Funds"), and (ii) not registered under the Investment Company Act and which are not publicly offered to United States persons ("Offshore Funds"). Alliance Capital also manages retail Managed Account Programs, which are sponsored by various registered broker-dealers ("Managed Account Programs"). On December 31, 2003 net assets in these types of Alliance Mutual Funds and Managed Account Programs totaled approximately $80 billion.

Types of Alliance Mutual Funds and Managed Account Programs	Net Assets as of December 31, 2003(1)
(in millions)
U.S. Funds—Open-End:
Equity and Balanced:
Growth	$14,596
Value	14,220
Taxable Fixed Income	8,059
Tax Exempt Fixed Income	4,850
Offshore Funds (Open- and Closed-End):
Taxable Fixed Income	16,057
Equity and Balanced:
Growth	8,837
Value	1,153
Index and Enhanced Index	197
Managed Account Programs	7,737
U.S. Funds—Closed-End	4,609

Total	$80,315

(1)
Excludes certain non-discretionary client relationships and assets managed by unconsolidated affiliates.

Variable Products

        Alliance Capital is a sub-adviser to EQAT, an investment vehicle for the variable annuity and variable life insurance products offered by Equitable and its insurance company subsidiary. AllianceBernstein Variable Products Series Fund is the investment vehicle for variable annuity and variable life insurance products offered by unaffiliated insurance companies. On December 31, 2003 the net assets of the portfolios of the Variable Products totaled approximately $43 billion:

Variable Products by Portfolio:	Net Assets as of December 31, 2003
(in millions)
EQAT:
Common Stock Portfolio	$9,357
Equity Index Portfolio	3,148
Growth & Income Portfolio	2,507
Quality Bond Portfolio	1,827
Money Market Portfolio	1,649
International Portfolio	1,580
Diversified Value Portfolio	1,539
Premier Growth Portfolio	1,081
Small Cap Growth Portfolio	1,003
Intermediate Government Portfolio	976
High Yield Portfolio	803
Small Company Index Portfolio	326

Total EQAT	25,796
Alliance Variable Products Series Fund	16,991

Total	$42,787

Variable Products by Investment Orientation:	Net Assets as of December 31, 2003
(in millions)
Equity and Balanced—Growth:
Domestic	$13,715
Global & International	1,563

15,278

Equity and Balanced—Value:
Domestic	15,557
Global & International	1,913

17,470

Active Fixed Income:
Domestic	5,634
Global & International	96

5,730

Index and Enhanced Index:
Domestic	4,307
Global & International	2

4,309

Total:
Domestic	39,213
Global & International	3,574

Total:	$42,787

        Distribution.    The Alliance Mutual Funds are distributed to individual investors through broker-dealers, insurance sales representatives, banks, registered investment advisers, financial planners and other financial intermediaries. AllianceBernstein Investment Research and Management, Inc. ("ABIRM"), a registered broker-dealer and a wholly-owned subsidiary of Alliance Capital, serves as the principal underwriter and distributor of the U.S. Funds and serves as a placing or distribution agent for most of the Offshore Funds. There are approximately 235 sales representatives who devote their time exclusively to promoting the sale of shares of Alliance Mutual Funds by financial intermediaries.

        Alliance Capital's mutual fund distribution system (the "System") includes a multi-class share structure that permits open-end Alliance Mutual Funds to offer investors various options for the purchase of mutual fund shares, including the purchase of Front-End Load Shares and Back-End Load Shares. The Front-End Load Shares are subject to a conventional front-end sales charge paid by investors to ABIRM at the time of sale. ABIRM in turn pays sales commissions to the financial intermediaries distributing the funds from the front-end sales charge it receives from investors. For Back-End Load Shares, investors do not pay a front-end sales charge although, if there are redemptions before the expiration of the minimum holding period (which ranges from one year to four years), investors pay a contingent deferred sales charge ("CDSC") to ABIRM. While ABIRM is obligated to pay sales commissions to the financial intermediaries at the time of the purchase of Back-End Load Shares, it receives higher ongoing distribution services fees from the mutual funds. Deferred sales commissions are expected to be recovered from receipt of CDSC and the higher ongoing distribution services fees received from the mutual funds over periods not exceeding five and one-half years. Payments of sales commissions made to financial intermediaries in connection with the sale of Back-End Load Shares under the System, net of CDSC received, totaled approximately $94.9 million and $81.6 million during 2003 and 2002, respectively.

        The rules of the National Association of Securities Dealers, Inc. effectively cap the aggregate of all front-end, deferred and asset-based sales charges received by ABIRM. The cap is 6.25% of cumulative gross sales (plus interest at the prime rate plus 1% per annum) in each share class of the open-end U.S. Funds.

        Each open-end U.S. Fund has adopted a plan under Rule 12b-1 of the Investment Company Act that allows the fund to pay, out of assets of the fund, asset-based sales charges or distribution and service fees for the distribution and sale of its shares ("Rule 12b-1 Fees"). The open-end U.S. Funds and Offshore Funds have entered into agreements with ABIRM under which ABIRM is paid a distribution services fee. ABIRM and the financial intermediaries have entered into selling and distribution agreements for the distribution of Alliance Mutual Funds pursuant to which ABIRM pays sales commissions. These agreements are terminable by either party upon notice (generally not more than sixty days) and do not obligate the financial intermediary to sell any specific amount of fund shares. A small amount of mutual fund sales is made directly by ABIRM, in which case ABIRM retains the entire sales charge.

        Alliance Capital may make cash payments from time to time from its own resources to financial intermediaries in connection with the sale of shares of its open-end U.S. Funds. Such payments, which are sometimes referred to as revenue sharing, may be associated with the status of a fund on a financial intermediary's preferred list of funds or otherwise associated with the financial intermediary's marketing and other support activities, such as client education meetings relating to a fund. Alliance Capital uses borrowings and its own resources to finance distribution of open-end Alliance Mutual Fund shares.

        During 2003 the ten financial intermediaries responsible for the largest volume of sales of open-end U.S. Funds were responsible for 46% of such sales. AXA Advisors, LLC ("AXA Advisors"), a wholly-owned subsidiary of AXA Financial that utilizes members of Equitable's insurance sales force as its registered representatives, has entered into a selected dealer agreement with ABIRM and has been responsible for a significant portion of total sales of shares of open-end U.S. Funds and Offshore Funds (3% in each of 2001, 2002 and 2003, respectively). AXA Advisors is under no obligation to sell a specific amount of fund shares and also sells shares of mutual funds sponsored by affiliates and unaffiliated organizations.

        Subsidiaries of Merrill Lynch & Co., Inc. (collectively "Merrill Lynch") were responsible for approximately 13%, 12% and 7% of open-end Alliance Mutual Fund sales in 2001, 2002 and 2003, respectively. Citigroup Inc. (and its subsidiaries, "Citigroup") was responsible for approximately 5% of open-end Alliance Mutual Fund sales in 2001, 3% in 2002 and 9% in 2003. Neither Merrill Lynch nor Citigroup is under any obligation to sell a specific amount of Alliance Mutual Fund shares and each also sells shares of mutual funds that it sponsors and which are sponsored by unaffiliated organizations.

        No dealer or agent other than AXA Advisors, Merrill Lynch and Citigroup has in any year since 1999 accounted for more than 10% of the sales of open-end Alliance Mutual Funds.

        Many of the financial intermediaries that sell shares of Alliance Mutual Funds also offer shares of funds not managed by Alliance Capital and frequently offer shares of funds managed by their own affiliates.

        Based on industry sales data reported by the Investment Company Institute (December 2003), Alliance Capital's market share in the U.S. mutual fund industry is 1.29% of total industry assets and Alliance Capital accounted for 0.66% of total open-end industry sales in the U.S. during 2003. While the investment performance of the Alliance Mutual Funds is a factor in the sale of their shares, there are other factors contributing to success in sales of mutual fund shares. These factors include the level and quality of shareholder services (see "Shareholder and Administration Services" below) and the amounts and types of distribution assistance and administrative services payments made to financial intermediaries. Alliance Capital believes that its compensation programs with financial intermediaries are competitive with others in the industry.

        Under current interpretations of laws and regulations governing depository institutions, banks and certain of their affiliates generally are permitted to act as agent for their customers in connection with the purchase of mutual fund shares and to receive as compensation a portion of the sales charges paid with respect to such purchases. During 2003 banks and their affiliates accounted for approximately 17% of the sales of shares of open-end U.S. Funds and Variable Products.

Investment Management Agreements and Fees

        Investment management fees from the Alliance Mutual Funds, EQAT and the Variable Products are based upon a percentage of average net assets. As certain of the U.S. Funds have grown, fee schedules have been revised to provide lower incremental fees above certain asset levels. Fees paid by the U.S. Funds and EQAT are reflected in the investment advisory agreement and reviewed annually by the boards of directors or trustees, including a majority of the disinterested directors or trustees. Increases in fees must be approved by the shareholders of each U.S. Fund and EQAT. In general, the investment management agreements with the U.S. Funds and EQAT provide for termination at any time upon 60 days' notice.

        Under each investment management agreement with a U.S. Fund, Alliance Capital provides the U.S. Fund with investment management services, office space and order placement facilities and pays all compensation of directors or trustees and officers of the U.S. Fund who are affiliated persons of Alliance Capital. Each U.S. Fund pays all of its other expenses. If the expenses of a U.S. Fund exceed an expense limit established under the securities laws of any state in which shares of that U.S. Fund are qualified for sale or as prescribed in the U.S. Fund's investment management agreement, Alliance Capital absorbs such excess through a reduction in the investment management fee it receives from the fund. In connection with U.S. Funds, Alliance Capital may also agree to reduce its fee or bear certain expenses to limit total fund expenses during an initial period of operations. In 2004, each U.S. Fund is expected to appoint an independent compliance officer reporting to the independent directors of each U.S. Fund. The expense of this officer and his or her staff will be borne by Alliance Capital.

        Alliance Capital has reduced certain of the advisory fees charged to U.S. Funds in connection with the resolution of market timing matters. See "Regulation" in this Item 1.

Cash Management Services

        Alliance Capital provides cash management services to individual investors through a product line comprising 24 money market fund portfolios, including three money market portfolios domiciled in the Cayman Islands or in Dublin, Ireland. Net assets in these products as of December 31, 2003 totaled approximately $31 billion. There are seven employees of Alliance Capital who devote their time exclusively to marketing Alliance Capital's cash management services.

Net Assets as of December 31, 2003
(in millions)
Money Market Funds:
AllianceBernstein Capital Reserves (two portfolios)	$12,847
AllianceBernstein Government Reserves (two portfolios)	7,525
AllianceBernstein Institutional Reserves (seven portfolios)	6,797
AllianceBernstein Municipal Trust (ten portfolios)	903
Non-U.S. Money Market Funds (three portfolios)	2,610

Total	$30,682

        Under its investment management agreement with each money market fund, Alliance Capital is paid an investment management fee based on a percentage of the fund's average net assets. In the case of certain money market funds, the fee is payable at lesser rates with respect to average net assets in excess of $1.25 billion. For distribution and account maintenance services rendered in connection with the sale of money market deposit accounts, Alliance Capital receives fees from the participating banks that are based on outstanding account balances.

        Although these funds seek to maintain a constant net asset value of $1 per share, it is possible that adverse events relating to portfolio securities could result in the value of the money market fund shares declining below that level. In such cases, Alliance Capital would face a choice between allowing the decline or committing financial resources to the fund to prevent the decline. If Alliance Capital were to commit financial resources, they could be substantial. If Alliance Capital declined to do so, the adverse effects on Alliance Capital's reputation and standing in the investment community could be material.

        On December 31, 2003, more than 98% of the assets invested in Alliance Capital's cash management programs were attributable to regional broker-dealers and other financial intermediaries, with the remainder coming directly from retail and institutional investors. On December 31, 2003 approximately 450 financial intermediaries offered Alliance Capital's cash management services. Alliance Capital's money market fund market share (not including deposit products), as computed based on market data reported by the Investment Company Institute (December 2003), has decreased from 1.95% of total money market fund industry assets at the end of 1998 to 1.50% at December 31, 2003.

        Financial intermediaries receive payments for distribution assistance, shareholder servicing and administration. Alliance Capital's money market funds pay Rule 12b-1 Fees to Alliance Capital at annual rates of up to 0.25% of average daily net assets. Such payments are supplemented by Alliance Capital in making payments to financial intermediaries for distribution assistance, shareholder servicing and administration, a form of revenue sharing. During 2003 such supplemental payments totaled approximately $97.3 million ($107.1 million in 2002).

        A key risk to Alliance Capital's cash management services business is the acquisition of its participating financial intermediaries by companies that are competitors or that plan to enter the cash management services business. As of December 31, 2003 the five largest participating financial intermediaries were responsible for assets aggregating approximately $25.5 billion, or 82.4% of the cash management services total.

        Many of the financial intermediaries whose customers utilize Alliance Capital's cash management services are broker-dealers whose customer accounts are carried, and whose securities transactions are cleared and settled, by the Pershing Division ("Pershing") of The Bank of New York Company, Inc. Pursuant to an agreement between Pershing and Alliance Capital, Pershing recommends that certain of its correspondent firms use Alliance Capital's money market funds and other cash management products sponsored by Alliance Capital. As of December 31, 2003 these Pershing correspondents were responsible for approximately $20.6 billion or 66.7% of Alliance Capital's total cash management assets. Pershing may terminate its agreement with Alliance Capital on 180 days' notice. If the agreement were terminated, Pershing would be under no obligation to recommend or in any way assist in the sale of Alliance Capital's cash management products and would be free to recommend or assist in the sale of competitive products.

        Alliance Capital's money market funds distributed publicly in the United States are investment companies registered under the Investment Company Act and are managed under the supervision of boards of directors or trustees, which include disinterested directors or trustees who must annually approve investment management agreements and certain other matters. The investment management agreements between the money market funds and Alliance Capital provide for an expense limitation of

1% per annum or less of average daily net assets. See "Retail Services—Investment Management Agreements and Fees."

Shareholder and Administration Services

        Alliance Global Investor Services, Inc. ("AGIS"), a wholly-owned subsidiary of Alliance Capital, provides transfer agency and related services for each U.S. Fund and provides servicing for each U.S. Fund's shareholder accounts. As of December 31, 2003 AGIS employed 536 people. AGIS operates out of offices in Secaucus, New Jersey, San Antonio, Texas, and Scranton, Pennsylvania. AGIS receives a monthly fee under each of its servicing agreements with the U.S. Funds. Each servicing agreement must be approved annually by the relevant U.S. Fund's board of directors or trustees, including a majority of the disinterested directors or trustees, and may be terminated by either party without penalty upon 60 days' notice.

        Most U.S. Funds utilize Alliance Capital and AGIS personnel to perform legal, clerical and accounting services not required to be provided by Alliance Capital. Payments by a U.S. Fund for these services must be specifically approved in advance by the U.S. Fund's board of directors or trustees. Currently, Alliance Capital and AGIS are accruing revenues for providing clerical and accounting services to the U.S. Funds and these closed-end funds at the rate of approximately $11.1 million per year.

        ACM Global Investor Services S.A. ("ACMGIS") a wholly-owned subsidiary of Alliance Capital, is the transfer agent of substantially all of the Offshore Funds. As of December 31, 2003 ACMGIS employed 46 people. ACMGIS operates out of offices in Luxembourg and Singapore and receives a monthly fee for its transfer agency services under services agreements which may be terminated by either party upon 60 days' notice.

INSTITUTIONAL RESEARCH SERVICES

        Institutional Research Services consist of in-depth research, portfolio strategy, trading and brokerage related services provided to institutional investors such as pension managers, mutual fund managers and other institutional investors who manage assets and look to SCB LLC in the United States and Sanford C. Bernstein Limited ("SCBL") in Europe, each a wholly-owned subsidiary of Alliance Capital, to provide services to support their asset management activities. As of December 31, 2003 SCB LLC and SCBL served approximately 948 clients in the U.S. and approximately 439 in Europe, Australia and the Far East. Alliance Capital (acting on behalf of those discretionary clients that have authorized it to transact business with SCB) is one of SCB's largest client relationships. Revenues derived from clients of Alliance Capital were approximately 3% of SCB's 2003 revenues.

        SCB LLC and SCBL earn revenues by providing investment research and executing brokerage transactions for research clients. Research clients provide compensation principally by directing brokerage transactions to SCB LLC and SCBL in return for their research products. These services accounted for approximately 9%, 11% and 10% of Alliance Capital's revenues in 2001, 2002 and 2003, respectively.

        The following table sets forth Institutional Research Services revenues for each of the periods presented:

Revenues From Institutional Research Services(1)

	Years Ended December 31,
	1999	2000	2001	2002	2003
	(in thousands)
Transaction Charges:
U.S. Clients	$—	$44,970	$197,653	$230,596	$192,597
Non-U.S. Clients	—	10,344	56,836	59,663	72,800

	—	55,314	254,489	290,259	265,397
Other	—	975	11,326	4,651	2,471

Total	$—	$56,289	$265,815	$294,910	$267,868

(1)
Includes revenues of the business acquired in the Bernstein Acquisition for the fourth quarter of 2000 and all of 2001, 2002 and 2003.

COMPETITION

        The financial services industry is highly competitive and new entrants are continually attracted to it. No one or small number of competitors is dominant in the industry. Alliance Capital is subject to substantial competition in all aspects of its business from numerous investment management, stock brokerage and investment banking firms, insurance companies, banks, savings and loan associations and other financial institutions. These competitors offer a wide range of financial and investment management services to the same retail investors, institutional clients and high-net-worth customers that Alliance Capital seeks to attract. Many of these financial institutions have substantially greater resources than Alliance Capital. Alliance Capital competes with other providers of investment products and services primarily on the basis of the range of investment products offered, the investment performance of such products and the services provided to clients.

        AXA, AXA Financial, Equitable and certain of their direct and indirect subsidiaries provide financial services, some of which are competitive with those offered by Alliance Capital. The Alliance Capital Partnership Agreement specifically allows Equitable and its subsidiaries (other than the General Partner) to compete with Alliance Capital and to exploit opportunities that may be available to Alliance Capital. AXA, AXA Financial, Equitable and certain of their subsidiaries have substantially greater financial resources than Alliance Capital or the General Partner. AXA and its subsidiaries are not obligated to provide resources to Alliance Capital.

CUSTODY AND BROKERAGE

        Neither Alliance Capital nor its subsidiaries, other than SCB LLC, maintain custody of client funds or securities, which is maintained by client-designated banks, trust companies, brokerage firms or other custodians. SCB LLC maintains custody of client assets and securities, primarily those of private clients.

        Alliance Capital generally has the discretion to select the brokers or dealers to be utilized to execute transactions for client accounts. SCB LLC and SCBL effect transactions for client accounts only if directed by the client or otherwise permitted.

REGULATION

        Alliance Capital, Alliance Holding, and Alliance are investment advisers registered under the Investment Advisers Act. Each U.S. Fund is registered with the SEC under the Investment Company

Act and the shares of most U.S. Funds are qualified for sale in all states in the United States and the District of Columbia, except for U.S. Funds offered only to residents of a particular state. AGIS is registered with the SEC as a transfer agent. SCB LLC and ABIRM are registered with the SEC as broker-dealers. SCB LLC is a member of the NYSE and SCBL is a member of the London Stock Exchange. SCB LLC, SCBL and ABIRM are subject to minimum net capital requirements of $15.2 million, $7.5 million and $9.2 million, respectively, at December 31, 2003) imposed by the SEC and the United Kingdom Financial Services Authority and had aggregate regulatory net capital of $140.6 million, $25.7 million and $51.0 million, respectively, at December 31, 2003.

        The relationships of AXA and its subsidiaries, including Equitable and its insurance company subsidiary, with Alliance Capital are subject to applicable provisions of the New York State Insurance Law and regulations ("NYSIL"). Certain of the investment advisory agreements and ancillary administrative service agreements are subject to approval or disapproval by the New York Superintendent of Insurance within a prescribed notice period. Under the NYSIL, the terms of these agreements are to be fair and equitable, charges or fees for services performed are to be reasonable, and certain other standards must be met. Fees must be determined either with reference to fees charged to other clients for similar services or, in certain cases, which include the ancillary service agreements, based on cost reimbursement.

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

Market Timing Investigations

        Certain regulatory authorities, including the SEC and the Office of the New York State Attorney General ("NYAG"), are investigating practices in the mutual fund industry identified as "market timing" and "late trading" of mutual fund shares and have requested that Alliance Capital provide information to them. Alliance Capital has cooperated and will continue to cooperate with all of these authorities. On December 18, 2003, Alliance Capital reached terms with the SEC for the resolution of regulatory claims against Alliance Capital with respect to market timing. The agreement with the SEC is reflected in an Order Instituting Administrative and Cease-and-Desist Proceedings pursuant to Sections 203(e) and 203(k) of the Investment Advisers Act and Sections 9(b) and 9(f) of the Investment Company Act, Making Findings and Imposing Remedial Sanctions and a Cease-and-Desist Order of the Commission (as amended on January 15, 2004, the "Order"). The Order found that Alliance Capital maintained relationships with certain investors who were permitted to engage in market timing trades in certain domestic mutual funds sponsored by Alliance Capital in return for or in connection with making investments (which were not actively traded) in other Alliance Capital products, including hedge funds and mutual funds, for which it receives advisory fees ("Market Timing Relationships"). The Order also stated that the SEC determined to accept an Offer of Settlement submitted by Alliance Capital. Alliance Capital concurrently reached an agreement in principle with the NYAG which is subject to final, definitive documentation.

        The Board of Directors of the General Partner ("Board") appointed a special committee ("Special Committee") consisting of all of the independent directors of the Board to direct and oversee a comprehensive review of the facts and circumstances relating to the issues being investigated by the SEC, the NYAG and other interested authorities. The Board authorized the Special Committee to retain such advisers as it deems necessary to assist it in the performance of its duties, and it has retained its own legal counsel to so assist it. Information about the initial results of the internal investigation and the activities of the Special Committee is set forth in Alliance Capital's Form 10-Q for the quarter ended September 30, 2003.

        These and related matters are the subject of an ongoing investigation by the Special Committee and its counsel.

        On February 10, 2004, Alliance Capital received (i) a subpoena duces tecum from the Office of the Attorney General of the State of West Virginia and (ii) a request for information from the Office of the State Auditor, Securities Commission, for the State of West Virginia (together, the "Information Requests"). Both Information Requests call for Alliance Capital to produce documents concerning, among other things, any market timing or late trading in Alliance Capital-sponsored mutual funds.

Terms of Order and NYAG Agreement

        Among the key provisions of the Order and the agreement with the NYAG (each, an "Agreement") are the following: Under both Agreements, Alliance Capital must establish a $250 million fund to compensate fund shareholders for the adverse effect of market timing. Of the $250 million fund, the Agreements characterize $150 million as disgorgement and $100 million as a penalty. The Agreement with the NYAG requires a weighted average reduction in fees of 20% with respect to investment advisory agreements with Alliance Capital-sponsored U.S. long-term open-end retail mutual funds for a minimum of five years, which commenced January 1, 2004. This reduction in fees is expected to reduce Alliance Capital revenues by approximately $70 million in 2004.

        Under the Agreements, the boards of the U.S. Funds, all of which have already moved to elect independent chairmen from among their independent directors, will also have independent directors that comprise at least 75% of each Board, and will add a senior officer and any needed staff to assist the Boards in their oversight of compliance, fiduciary issues and conflicts of interest.

        Alliance Capital has retained the services of an Independent Distribution Consultant, who is subject to the approval of the staff of the SEC and the independent directors of the U.S. Funds. The Independent Distribution Consultant has been retained to create a plan for the distribution of the $250 million fund to mutual fund shareholders. To the extent the Independent Distribution Consultant concludes that the harm to mutual fund shareholders caused by market timing exceeds $200 million, Alliance Capital will be required to contribute additional monies to the restitution fund. The plan will be submitted to the SEC and Alliance Capital for approval. After the SEC and management of Alliance Capital approve the distribution plan it will be published and the public will be afforded an opportunity to comment. After the comment period has ended, the SEC will issue an order approving the final plan. Restitution payments under the plan are not likely to be made prior to the fall of 2004.

        The terms and conditions of the Agreements also include, among others: formation of a Code of Ethics Oversight Committee, composed of senior executives of Alliance Capital's operating businesses, to oversee all matters relating to issues arising under the Alliance Capital Code of Ethics; establishment of an Internal Compliance Controls Committee, chaired by Alliance Capital's Chief

Compliance Officer, which shall review compliance issues throughout Alliance Capital, endeavor to develop solutions to those issues as they may arise from time to time, and oversee implementation of those solutions; establishment of a company ombudsman to whom Alliance Capital employees may convey concerns about Alliance Capital business matters that they believe involve matters of ethics or questionable practices; engagement of an Independent Compliance Consultant who shall conduct a comprehensive review of Alliance Capital's supervisory, compliance, and other policies and procedures designed to prevent and detect conflicts of interest, breaches of fiduciary duty, breaches of the Code of Ethics and federal securities law violations by Alliance Capital and its employees; and commencing in 2005, and biannually thereafter, Alliance Capital shall undergo a compliance review by an independent third party.

        Alliance Capital recorded a pre-tax charge to income of $190 million for the quarter ended September 30, 2003 to cover restitution, litigation and other costs associated with these investigations and other litigation. Alliance Capital recorded an additional $140 million pre-tax charge against its fourth quarter 2003 earnings in connection with these matters. As a result of these charges, the Board of Directors of the General Partner of Alliance Capital and Alliance Holding determined not to pay a distribution to their respective unitholders for the fourth quarter of 2003. Distributions are expected to resume for the first quarter of 2004, with payout policy returning to traditional levels in relation to cash flow for the second quarter of 2004. For more information about the effect of the $250 million fund, the related charges and the fee reduction on Alliance Capital's results of operations, financial condition and distributions, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Form 10-K and Notes 15 and 21 to Alliance Capital's Consolidated Financial Statements in Item 8 of this Form 10-K.

Revenue Sharing

        Alliance Capital and approximately twelve other investment management firms were publicly mentioned in connection with the settlement by the SEC of charges that Morgan Stanley violated federal securities laws relating to its receipt of compensation for selling specific mutual funds and the disclosure of such compensation. The SEC has indicated publicly that, among other things, it is considering enforcement action in connection with mutual funds' disclosure of such arrangements and in connection with the practice of considering mutual fund sales in the direction of brokerage commissions from fund portfolio transactions. The SEC has issued subpoenas to Alliance Capital in connection with this matter and Alliance Capital has provided documents and other information to the SEC and is cooperating fully with its investigation.

EMPLOYEES

        As of December 31, 2003 Alliance Capital and its subsidiaries had 4,096 employees, including 589 investment professionals, of whom 205 are portfolio managers, 304 are research analysts, 65 are order placement specialists and 15 are corporate finance professionals. The average period of employment of these professionals with Alliance Capital is approximately 7 years and their average investment experience is approximately 14 years. Alliance Capital considers its employee relations to be good.

SERVICE MARKS

        Alliance Capital has registered a number of service marks with the U.S. Patent and Trademark Office, including an "A" design logo and the combination of such logo and the words "Alliance" and "Alliance Capital." Each of these service marks was registered in 1986. As a result of the Bernstein Acquisition, Alliance Capital acquired all of the rights and title in and to the Bernstein service marks, including a "Bee" design logo, the name Bernstein and a combination of such logo and the word Bernstein. These marks were registered in 1982, 1981 and 1981, respectively. The mark "AllianceBernstein" was registered in 2003.

OTHER INFORMATION

        Alliance Capital and Alliance Holding file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other reports required to comply with federal securities laws. The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

        Alliance Capital and Alliance Holding maintain an internet site (http://alliancecapital.com). The portion of the site at "About Alliance/Investor Relations/Reports and Filings" links to both companies' annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. These reports are available through the site free of charge as soon as reasonably practicable after such material is filed with or furnished to the SEC.

RISK FACTORS

        This section should be read in conjunction with the general description of our business in this Part I and with the audited consolidated financial statements and related notes, the selected financial data and Management's Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere in this Form 10-K.

Alliance Capital's business is dependent on investment advisory, selling and distribution agreements that are subject to termination or non-renewal on short notice.

        Most of Alliance Capital's revenues are derived pursuant to written investment advisory and investment management agreements or selling and distribution agreements with mutual funds, institutional investors and private clients. Generally, the investment advisory and investment management agreements are terminable at any time or upon relatively short notice by either party. In general, the selling and distribution agreements between ABIRM and the financial intermediaries that distribute Alliance Mutual Funds are terminable by either party upon notice (generally not more than sixty days) and do not obligate the financial intermediary to sell any specific amount of fund shares. Any termination of or failure to renew a significant number of these agreements could have a material adverse impact on the revenues and profits of Alliance Capital.

Alliance Capital's inability to access clients through financial intermediaries could have a material adverse effect on Alliance Capital's financial condition, results of operations and business prospects.

        Alliance Capital's ability to market its mutual funds, sub-advisory services and investment services is partly dependent on access to the client base of corporate and public employee pension funds, endowment funds, domestic and foreign institutions and governments, insurance companies, securities firms, brokers, banks and other intermediaries. These intermediaries generally offer their clients various investment products in addition to, and in competition with, those of Alliance Capital. In addition, certain institutional investors rely on consultants to advise them on the choice of investment adviser, and Alliance Capital will not always be considered among the best choices by all such consultants. Further, Alliance Capital's private client services group relies on referrals from financial planners, registered investment advisors and other professionals. Alliance Capital cannot be certain that it will continue to have access to these third parties. Losing such access could have a material adverse effect on Alliance Capital's financial condition, results of operations and business prospects.

Increased competition could reduce the demand for Alliance Capital's products and services, which could have a material adverse effect on Alliance Capital's business, financial condition, results of operations and business prospects.

        Alliance Capital is subject to substantial and growing competition in all aspects of its business. The investment management industry is relatively mature, with competitors that provide similar services and may have undifferentiated capabilities. Such competition could reduce the demand for our products and services and could have a material adverse effect on Alliance Capital's business, financial condition, results of operations and business prospects. Alliance Capital competes with hundreds of other mutual fund management and distribution companies that distribute their fund shares through financial intermediaries as well as directly to individual investors. Alliance Capital also competes with brokerage and investment banking firms, insurance companies, banks and other financial institutions, many of which are larger, have proprietary access to distribution, have a broader range of product choices and investment capabilities and have greater capital resources.

Market fluctuation has a direct and significant impact on Alliance Capital's levels of assets under management; a significant reduction in assets under management could have a material adverse effect on Alliance Capital's financial condition, results of operations and business prospects.

        Performance of financial markets (both domestic and international), global economic conditions, investment performance of sponsored investment products and separately managed accounts, interest rates, inflation rates, and other factors that are difficult to predict affect the mix, market values and levels of Alliance Capital's assets under management. Investment advisory and services fees (which include brokerage transaction charges of SCB LLC for substantially all private client transactions and certain institutional investment management client transactions), the largest component of Alliance Capital's revenues, are generally calculated as a percentage of the value of assets under management and vary with the type of account managed. Accordingly, fee income generally increases or decreases as average assets under management increase or decrease and is affected by market appreciation or depreciation, inflow of new client assets (including purchases of mutual fund shares), and outflow of client assets (including redemption of mutual fund shares). In addition, changing market conditions may cause a shift in Alliance Capital's mix of assets under management towards fixed income products and a related decline in revenues and income because Alliance Capital generally derives higher fee revenue and income from assets invested in its equity products than in its fixed income products.

        Alliance Capital's ability to achieve investment returns for clients that meet or exceed investment returns for comparable asset classes and investment services is a key consideration in clients' and prospective clients' decision to invest assets with Alliance Capital or to invest additional assets. Any inability of Alliance Capital to meet the relevant investment benchmarks could result in clients withdrawing assets and in prospective clients choosing to invest with a competitor.

        Declines in financial markets or higher redemption levels in the Alliance Mutual Funds, or both, as compared to the assumptions Alliance Capital has used to estimate undiscounted future cash flows, as described in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Critical Accounting Pronouncements" of this Form 10-K, could result in the impairment of the deferred sales commission asset. Due to the volatility of the financial markets and changes in redemption rates, Alliance Capital is unable to predict whether or when a future impairment of the deferred sales commission asset might occur. Should an impairment occur, any loss would reduce materially the recorded amount of Alliance Capital's asset with a corresponding charge to Alliance Capital's expense. Alliance Holding's proportionate share of Alliance Capital's charge to expense would reduce materially Alliance Holding's net income.

Alliance Capital's business is subject to pervasive regulation, both in the U.S. and globally, with attendant costs of risk management, and compliance and serious consequences for violations.

        Virtually all aspects of Alliance Capital's business are subject to various federal and state laws and regulations and to the laws in the foreign countries in which Alliance Capital's subsidiaries conduct business. Violations of such laws or regulations could subject Alliance Capital and/or its employees to disciplinary proceedings or civil or criminal liability, including revocation of Alliance Capital's and its subsidiaries' registrations as an investment adviser or broker-dealer, revocation of the licenses of individual employees, censures, fines or temporary suspension or permanent bar from the conduct of business. Any such proceeding or liability could have a material adverse effect on Alliance Capital's business, financial condition, results of operations and business prospects. These laws and regulations generally grant supervisory agencies and bodies' broad administrative powers, including, in some cases, the power to limit or restrict carrying on of business for failure to comply with such laws and regulations. Due to the extensive regulations and laws to which Alliance Capital is subject, management is required to devote substantial time and effort to legal and regulatory compliance issues.

        In addition, the regulatory environment in which Alliance Capital operates is subject to change. Alliance Capital may be adversely affected as a result of new or revised legislation or regulations or by changes in the interpretation or enforcement of existing laws and regulations.

        Insurance expenses have increased significantly in recent years and management of Alliance Capital expects additional increases in 2004. In addition, certain insurance coverage may not be available or may only be available at prohibitive costs. Renewals of insurance policies may subject Alliance Capital and Alliance Holding to additional costs through the assumption of higher deductibles and/or co-insurance liability. Higher insurance costs and incurred deductibles reduce Alliance Capital's and Alliance Holding's net income.

Alliance Capital's involvement in the market timing investigations and related matters has had and may continue to have an adverse effect on assets under management, including an increase in mutual fund shareholder redemptions, and has caused and may continue to cause general reputational damage, both of which could result in decreased revenues.

        Alliance Capital's reputation has suffered and could continue to suffer as a result of the issues related to the market timing of mutual fund shares. Alliance Capital's business is based on public trust and confidence and any damage to that trust and confidence can cause assets under management to decline. Investors in the Alliance Mutual Funds may choose to redeem their investments from funds or products managed by Alliance Capital. This may require the Alliance Mutual Funds to sell investments held by those funds to provide for sufficient liquidity and could also have an adverse effect on the investment performance of the funds. In addition, increased redemptions of mutual fund shares or reductions in assets managed by Alliance Capital for institutional or private clients, whether caused by specific concerns relating to market timing or by more general reputational damage, would reduce the management fees Alliance Capital earns and have an adverse effect on results of operations. Also, any increase in redemptions of Back-End Load Shares could contribute to the creation of an impairment condition of Alliance Capital's deferred sales commission asset and the recognition of a loss. Finally, to the extent the Independent Distribution Consultant concludes that the harm to mutual fund shareholders caused by market timing exceeds $200 million, Alliance Capital will be required to contribute additional monies to the restitution fund.

Risks related to Alliance Capital's structure

The partnership structure of Alliance Holding and Alliance Capital limits unitholders' abilities to influence the management and operation of Alliance Capital's business and is highly likely to delay or prevent a change in control of Alliance Holding and Alliance Capital.

        Alliance, which is the general partner of both Alliance Holding and Alliance Capital, generally has the exclusive right and full authority and responsibility to manage, conduct, control and operate their respective businesses, except as otherwise expressly stated in their respective Amended and Restated Agreements of Limited Partnership. Unlike holders of common stock in a corporation, Alliance Holding and Alliance Capital unitholders will have only limited voting rights on matters affecting Alliance Capital's business. The respective Amended and Restated Agreements of Limited Partnership provide that unitholders do not have any right to vote for directors of the General Partner and that unitholders can only vote on certain extraordinary matters (including removal of the General Partner under certain, extraordinary circumstances). Additionally, Alliance Capital's structure, which includes significant restrictions on transfers of Alliance Capital Units and provisions that have the practical ability to prevent the removal of the General Partner, are highly likely to have the effect of discouraging or delaying certain transactions which involve actual or threatened change in control of Alliance Capital's management.

Alliance Capital Units are illiquid.

        There is no public trading market for Alliance Capital Units and Alliance Capital does not anticipate that a public trading market will ever develop for Alliance Capital Units. Alliance Capital's Amended and Restated Agreement of Limited Partnership restricts its ability to participate in a public trading market or anything substantially equivalent to one by providing that any transfer which may cause Alliance Capital to be classified as a "publicly traded partnership" as defined in Section 7704 of the Internal Revenue Code shall be deemed void and shall not be recognized by Alliance Capital. In addition, Alliance Capital Units are subject to significant restrictions on transfer; all transfers of Alliance Capital Units are subject to the written consent of Equitable and the General Partner pursuant to Alliance Capital's Amended and Restated Agreement of Limited Partnership. Generally, neither Equitable nor the General Partner will permit any transfer that it believes would create a risk that Alliance Capital would be treated as a corporation for tax purposes. Equitable and the General Partner have implemented a transfer policy that requires a seller to locate a purchaser, and imposes annual volume restrictions on transfers.

Item 2.        Properties

        Alliance Capital's and Alliance Holding's principal executive offices at 1345 Avenue of the Americas, New York, New York are occupied pursuant to a lease which extends until 2019. Alliance Capital currently occupies approximately 568,500 square feet of space at this location. Alliance Capital also occupies approximately 114,097 square feet of space at 135 West 50th Street, New York, New York, and approximately 75,630 square feet of space at 767 Fifth Avenue, New York, New York, under leases expiring in 2016 and 2005, respectively. Alliance Capital also occupies approximately 21,057 square feet of space at 925 Westchester Avenue, White Plains, New York, 4,341 square feet of space at One North Broadway, White Plains, New York, and 141,002 square feet of space at One North Lexington, White Plains, New York under leases expiring in 2008. Alliance Capital and its subsidiaries, ABIRM and AGIS, occupy approximately 134,261 square feet of space in Secaucus, New Jersey, approximately 92,067 square feet of space in San Antonio, Texas, and approximately 60,653 square feet of space in Scranton, Pennsylvania, under leases expiring in 2016, 2009, and 2005, respectively.

        Alliance Capital also leases space in 11 cities in the United States and its subsidiaries and affiliates lease space in London, England under leases expiring in 2010, 2015, and 2021, in Tokyo, Japan under leases expiring in 2004, 2006 and 2007, and in 25 other cities outside the United States.

Item 3.        Legal Proceedings

        On April 25, 2001, an amended class action complaint entitled Miller, et al. v. Mitchell Hutchins Asset Management, Inc., et al. was filed in the United States District Court for the Southern District of Illinois against Alliance Capital, Alliance Fund Distributors, Inc. (now known as AllianceBernstein Investment Research and Management, Inc. "ABIRM"), and other defendants alleging violations of the Investment Company Act and breaches of common law fiduciary duty. The principal allegations of the amended complaint were that the advisory and distribution fees for certain mutual funds managed by Alliance Capital were excessive in violation of the Investment Company Act and the common law. Plaintiffs subsequently amended their complaint to include as plaintiffs shareholders of the AllianceBernstein Premier Growth Fund ("Premier Growth Fund"), the AllianceBernstein Quasar Fund (now known as AllianceBernstein Small Cap Growth Fund), the AllianceBernstein Growth and Income Fund, the AllianceBernstein Corporate Bond Fund, the AllianceBernstein Growth Fund, the AllianceBernstein Balanced Shares Fund, and the AllianceBernstein Americas Government Income Trust. On December 19, 2003, the parties entered into a settlement agreement resolving the matter, and it has been dismissed by the Court.

        On December 7, 2001, a complaint entitled Benak v. Alliance Capital Management L.P. and Alliance Premier Growth Fund ("Benak Complaint") was filed in the United States District Court for the District of New Jersey against Alliance Capital and Premier Growth Fund alleging that defendants violated Section 36(b) of the Investment Company Act. The principal allegations of the Benak Complaint are that Alliance Capital breached its duty of loyalty to Premier Growth Fund because one of the directors of the General Partner of Alliance Capital served as a director of Enron Corp. ("Enron") when Premier Growth Fund purchased shares of Enron, and as a consequence thereof the investment advisory fees paid to Alliance Capital by Premier Growth Fund should be returned as a means of recovering for Premier Growth Fund the losses plaintiff alleges were caused by the alleged breach of the duty of loyalty. Subsequently, between December 21, 2001, and July 11, 2002, five complaints making substantially the same allegations and seeking substantially the same relief as the Benak Complaint were filed against Alliance Capital and Premier Growth Fund. All of those actions were consolidated in the United States District Court for the District of New Jersey. On January 6, 2003, a consolidated amended complaint entitled Benak v. Alliance Capital Management L.P.("Benak Consolidated Amended Complaint") was filed containing allegations similar to those in the individual complaints, although it does not name Premier Growth Fund as a defendant. On February 9, 2004, the Court granted with prejudice Alliance Capital's motion to dismiss the Benak Consolidated Amended

Complaint, holding that plaintiff's allegations failed to state a claim under Section 36(b). Plaintiffs have thirty days from the entry of the dismissal order to appeal the court's decision dismissing the action.

        Alliance Capital believes that plaintiffs' allegations in the Benak Consolidated Amended Complaint were without merit and intends to vigorously defend against any appeal that may be taken from the dismissal with prejudice of the action.

        On April 8, 2002, in In re Enron Corporation Securities Litigation, a consolidated complaint ("Enron Complaint") was filed in the United States District Court for the Southern District of Texas, Houston Division, against numerous defendants, including Alliance Capital. The principal allegations of the Enron Complaint, as they pertain to Alliance Capital, are that Alliance Capital violated Sections 11 and 15 of the Securities Act with respect to a registration statement filed by Enron and effective with the SEC on July 18, 2001, which was used to sell $1.9 billion Enron Corp. Zero Coupon Convertible Notes due 2021. Plaintiffs allege that Frank Savage, who was at that time an employee of Alliance Capital and who was and remains a director of the General Partner of Alliance Capital, signed the registration statement at issue. Plaintiffs allege that the registration statement was materially misleading. Plaintiffs further allege that Alliance Capital was a controlling person of Frank Savage. Plaintiffs therefore assert that Alliance Capital is itself liable for the allegedly misleading registration statement. Plaintiffs seek rescission or a rescissory measure of damages. On June 3, 2002, Alliance Capital moved to dismiss the Enron Complaint as the allegations therein pertain to it. On March 12, 2003, that motion was denied. A First Amended Consolidated Complaint ("Enron Amended Consolidated Complaint"), with substantially similar allegations as to Alliance Capital, was filed on May 14, 2003. Alliance Capital filed its answer on June 13, 2003. On May 28, 2003, plaintiffs filed an Amended Motion for Class Certification. On October 23, 2003, following the completion of class discovery, Alliance Capital filed its opposition to class certification. Alliance Capital's motion is pending. The case is currently in discovery.

        Alliance Capital believes that plaintiffs' allegations in the Enron Amended Consolidated Complaint as to it are without merit and intends to vigorously defend against these allegations.

        On May 7, 2002, a complaint entitled The Florida State Board of Administration v. Alliance Capital Management L.P. ("SBA Complaint") was filed in the Circuit Court of the Second Judicial Circuit, in and for Leon County, Florida against Alliance Capital. The SBA Complaint alleges breach of contract relating to the Investment Management Agreement between The Florida State Board of Administration ("SBA") and Alliance Capital, breach of the covenant of good faith and fair dealing contained in the Investment Management Agreement, breach of fiduciary duty, negligence, gross negligence and violation of the Florida Securities and Investor Protection Act, in connection with purchases and sales of Enron common stock for the SBA investment account. The SBA seeks more than $300 million in compensatory damages and an unspecified amount of punitive damages. On June 10, 2002, Alliance Capital moved to dismiss the SBA Complaint. On September 12, 2002, the court denied Alliance Capital's motion to dismiss the SBA Complaint in its entirety. On November 13, 2003, the SBA filed an amended complaint ("Amended SBA Complaint"). While the Amended SBA Complaint contains the Enron claims, the Amended SBA Complaint also alleges that Alliance Capital breached its contract with the SBA by investing in or continuing to hold stocks for the SBA's investment portfolio that were not "1-rated," the highest rating that Alliance Capital's research analysts could assign. The SBA also added claims for negligent supervision and common law fraud. On December 13, 2003, Alliance Capital moved to dismiss the fraud and breach of fiduciary duty claims in the Amended SBA Complaint. On January 27, 2004, the court denied that motion. The case is currently in discovery.

        Alliance Capital believes that the SBA's allegations in the Amended SBA Complaint are without merit and intends to vigorously defend against these allegations.

        On September 12, 2002, a complaint entitled Lawrence E. Jaffe Pension Plan, Lawrence E. Jaffe Trustee U/A 1198 v. Alliance Capital Management L.P., Alfred Harrison and Alliance Premier Growth

Fund, Inc. ("Jaffe Complaint") was filed in the United States District Court for the Southern District of New York against Alliance Capital, Alfred Harrison and Premier Growth Fund alleging violation of the Investment Company Act. Plaintiff seeks damages equal to Premier Growth Fund's losses as a result of Premier Growth Fund's investment in shares of Enron and a recovery of all fees paid to Alliance Capital beginning November 1, 2000. On March 24, 2003, the court granted Alliance Capital's motion to transfer the Jaffe Complaint to the United States District Court for the District of New Jersey to be consolidated with the Benak Consolidated Amended Complaint already pending there. On December 5, 2003, plaintiff filed an amended complaint ("Amended Jaffe Complaint") in the United States District Court for the District of New Jersey. The Amended Jaffe Complaint alleges violations of Section 36(a) of the Investment Company Act, common law negligence, and negligent misrepresentation. Specifically, the Amended Jaffe Complaint alleges that: (i) the defendants breached their fiduciary duties of loyalty, care and good faith to Premier Growth Fund by causing Premier Growth Fund to invest in securities of Enron, (ii) the defendants were negligent for investing in securities of Enron, and (iii) through prospectuses and other documents defendants misrepresented material facts related to Premier Growth Fund's investment objective and policies. On January 23, 2004, defendants moved to dismiss the Amended Jaffe Complaint.

        Alliance Capital and Alfred Harrison believe that plaintiff's allegations in the Amended Jaffe Complaint are without merit and intend to vigorously defend against these allegations.

        On December 13, 2002, a putative class action complaint entitled Patrick J. Goggins, et al. v. Alliance Capital Management L.P., et al. ("Goggins Complaint") was filed in the United States District Court for the Southern District of New York against Alliance Capital, Premier Growth Fund and individual directors and certain officers of Premier Growth Fund. On August 13, 2003, the court granted Alliance Capital's motion to transfer the Goggins Complaint to the United States District Court for the District of New Jersey. On December 5, 2003, plaintiffs filed an amended complaint ("Amended Goggins Complaint") in the United States District Court for the District of New Jersey. The Amended Goggins Complaint alleges that defendants violated Sections 11, 12(a)(2) and 15 of the Securities Act because the Fund's registration statements and prospectuses contained untrue statements of material fact and omitted material facts. More specifically, the Amended Goggins Complaint alleges that the Fund's investment in Enron was inconsistent with the Fund's stated strategic objectives and investment strategies. Plaintiffs seeks rescissory relief or an unspecified amount of compensatory damages on behalf of a class of persons who purchased shares of Premier Growth Fund during the period October 31, 2000 through February 14, 2002. On January 23, 2004, Alliance Capital moved to dismiss the Amended Goggins Complaint.

        Alliance Capital, Premier Growth Fund and the other defendants believe that plaintiffs' allegations in the Amended Goggins Complaint are without merit and intend to vigorously defend against these allegations.

        On August 9, 2003, the Securities and Exchange Board of India ("SEBI") ordered that Samir C. Arora, a former research analyst/portfolio manager of Alliance Capital, refrain from buying, selling or dealing in Indian securities. Until August 4, 2003, when Mr. Arora announced his resignation from Alliance Capital, he served as head of Asian emerging markets equities and a fund manager of Alliance Capital Asset Management (India) Pvt. Ltd. ("ACAML"), a fund management company 75% owned by Alliance Capital. The order states that Mr. Arora relied on unpublished price sensitive information in making certain investment decisions on behalf of certain clients of ACAML and Alliance Capital, that there were failures to make required disclosures regarding the size of certain equity holdings, and that Mr. Arora tried to influence the sale of Alliance Capital's stake in ACAML. Mr. Arora contested the findings in the order by filing objections and at a personal hearing held on August 28, 2003. On September 24, 2003, SEBI issued an order confirming its previous order against Mr. Arora. On October 10, 2003, Mr. Arora filed an appeal with the Securities Appellate Tribunal ("SAT") seeking certain interim reliefs. Mr. Arora's appeal was heard by the SAT on December 15, 2003. The SAT passed an order on January 12, 2004 wherein it did not grant any interim reliefs to Mr. Arora since SEBI had stated that the investigations in the matter were in progress. However, SAT has directed SEBI to complete the investigations by February 28, 2004 and to pass final orders in the matter by March 31, 2004.

        Alliance Capital is reviewing this matter, and at the present time management of Alliance Capital does not believe its outcome will have a material impact on Alliance Capital's results of operations or financial condition.

        On September 8, 2003, SEBI issued to Alliance Capital a show cause notice and finding of investigation (the "Notice"). The Notice requires Alliance Capital to explain its failure to make disclosure filings as to the acquisition of shares of five (5) Indian equity securities held at various times by Alliance Capital (through sub-accounts under foreign institutional investor licenses), ACAML and Alliance Capital's local Indian mutual fund as required under the SEBI (Insider Trading) Regulations, 1992 and the SEBI (Substantial Acquisition of Shares and Takeovers) Regulations, 1997 inter alia when the holdings of the said entities in the Relevant Scrips crossed 5% which could make Alliance Capital liable to pay penalties prescribed under Section 15A of the SEBI Act, 1992, which requires that disclosure be made when the holdings of an investor (or a group of investors acting in concert) in an Indian security either exceeds five percent (5%) of the outstanding shares or changes by more than two percent (2%). On October 14, 2003, and November 10, 2003, Alliance Capital filed its reply and written submissions, respectively. Alliance Capital also had a personal hearing before SEBI on October 21, 2003 and the decision of SEBI in relation to the Notice is pending.

        At the present time, management of Alliance Capital does not believe the outcome of this matter will have a material impact on Alliance Capital's results of operations or financial condition.

        On October 1, 2003, a class action complaint entitled Erb, et al. v. Alliance Capital Management L.P., et al. ("Erb Complaint") was filed in the Circuit Court of St. Clair County, Illinois, against Alliance Capital. Plaintiff, purportedly a shareholder in Premier Growth Fund, alleges that Alliance Capital breached unidentified provisions of Premier Growth Fund's prospectus and subscription and confirmation agreements that allegedly required that every security bought for Premier Growth Fund's portfolio must be a "1-rated" stock, the highest rating that Alliance Capital's analysts could assign. Plaintiff alleges that Alliance Capital impermissibly purchased shares of stocks that were not 1-rated. Plaintiff seeks rescission of all purchases of any non-1-rated stocks Alliance Capital made for Premier Growth Fund over the past ten years, as well as an unspecified amount of damages. On November 25, 2003, Alliance Capital removed the Erb Complaint to the United States District Court for the Southern District of Illinois on the basis that plaintiffs' alleged breach of contract claims are preempted under the Securities Litigation Uniform Standards Act. On December 29, 2003, plaintiff filed a motion for remand. On February 25, 2004, the court granted that motion and remanded the action to state court.

        Alliance Capital believes that plaintiff's allegations in the Erb Complaint are without merit and intends to vigorously defend against these allegations.

Mutual Fund Trading Matters

        On October 2, 2003, a purported class action complaint entitled Hindo, et al. v. AllianceBernstein Growth & Income Fund, et al. ("Hindo Complaint") was filed against Alliance Capital, Alliance Holding, ACMC, AXA Financial, the AllianceBernstein family of mutual funds ("AllianceBernstein Funds"), the registrants and issuers of those funds, certain officers of Alliance Capital ("Alliance defendants"), and certain other defendants not affiliated with Alliance Capital, as well as unnamed Doe defendants. The Hindo Complaint was filed in the United States District Court for the Southern District of New York by alleged shareholders of two of the AllianceBernstein Funds. The Hindo Complaint alleges that certain of the Alliance defendants failed to disclose that they improperly allowed certain hedge funds and other unidentified parties to engage in "late trading" and "market timing" of AllianceBernstein Fund securities, violating Sections 11 and 15 of the Securities Act, Sections 10(b) and 20(a) of the Exchange Act, and Sections 206 and 215 of the Investment Advisers Act. Plaintiffs seek an unspecified amount of compensatory damages and rescission of their contracts with Alliance Capital, including recovery of all fees paid to Alliance Capital pursuant to such contracts.

        Between October 3, 2003 and January 29, 2004, forty additional lawsuits making factual allegations generally similar to those in the Hindo Complaint were filed against Alliance Capital and certain other defendants, and others may be filed. These lawsuits are as follows:

  Federal Court Class Actions

          Twenty-five of the lawsuits were brought as class actions filed in federal court (twenty-one in the United States District Court for the Southern District of New York, two in the United States District Court for the District of New Jersey, one in the United States District Court for the Northern District of California, and one in the United States District Court for the District of Connecticut). Certain of these additional lawsuits allege claims under the Securities Act, the Exchange Act, the Investment Advisers Act, the Investment Company Act and common law. All of these lawsuits are brought on behalf of shareholders of AllianceBernstein Funds, except three. Of these three, one was brought on behalf of a unitholder of Alliance Holding and two were brought on behalf of participants in the Profit Sharing Plan for Employees of Alliance Capital ("Plan"). The latter two lawsuits allege claims under Sections 404, 405 and 406 of The Employee Retirement Income Security Act of 1974, as amended ("ERISA"), on the grounds that defendants violated fiduciary obligations to the Plan by failing to disclose the alleged market timing and late trading activities in AllianceBernstein Funds, and by permitting the Plan to invest in funds subject to those activities. One of these ERISA actions has been voluntarily dismissed.

  Federal Court Derivative Actions

          Eight of the lawsuits were brought as derivative actions in federal court (one in the United States District Court for the Southern District of New York, five in the United States District Court for the Eastern District of New York, and two in the United States District Court for the District of New Jersey). These lawsuits allege claims under the Exchange Act, Section 36(b) of the Investment Company Act and/or common law. Six of the lawsuits were brought derivatively on behalf of certain AllianceBernstein Funds, with the broadest lawsuits being brought derivatively on behalf of all AllianceBernstein Funds, generally alleging that defendants violated fiduciary obligations to the AllianceBernstein Funds and/or fund shareholders by permitting select investors to engage in market timing activities and failing to disclose those activities. Two of the lawsuits were brought derivatively on behalf of Alliance Holding, generally alleging that defendants breached fiduciary obligations to Alliance Holding or its unitholders by failing to prevent the alleged undisclosed market timing and late trading activities from occurring.

  State Court Representative Actions

          Two lawsuits were brought as class actions in the Supreme Court of the State of New York, County of New York, by alleged shareholders of an AllianceBernstein Fund on behalf of shareholders of the AllianceBernstein Funds. The lawsuits allege that defendants allowed certain parties to engage in late trading and market timing transactions in the AllianceBernstein Funds and that such arrangements breached defendants' fiduciary duty to investors, and purport to state a claim for breach of fiduciary duty. One of the complaints also purports to state claims for breach of contract and tortious interference with contract.

          A lawsuit was filed in Superior Court for the State of California, County of Los Angeles, alleging that defendants violated fiduciary responsibilities and disclosure obligations by permitting certain favored customers to engage in market timing and late trading activities in the AllianceBernstein Funds, and purports to state claims of unfair business practices under Sections 17200 and 17303 of the California Business & Professional Code. Pursuant to these statutes, the action was brought on behalf of members of the general public of the state of California.

  State Court Derivative Actions

          Three lawsuits were brought as derivative actions in state court (one in the Supreme Court of the State of New York, County of New York, and two in the Superior Court of the State of Massachusetts, County of Suffolk). The New York action was brought derivatively on behalf of Alliance Holding and alleges that, in connection with alleged market timing and late trading transactions, defendants breached their fiduciary duties to Alliance Holding and its unitholders by failing to maintain adequate controls and employing improper practices in managing unspecified AllianceBernstein Funds. The Massachusetts actions were brought derivatively on behalf of certain AllianceBernstein Funds and allege state common law claims for breach of fiduciary duty, abuse of control, gross mismanagement, waste and unjust enrichment.

  State Court Individual Action

          A lawsuit was filed in the District Court of Johnson County, Kansas, Civil Court Department, alleging that defendants were negligent and breached their fiduciary duties by knowingly entering into a number of illegal and improper arrangements with institutional investors for the purpose of engaging in late trading and market timing in AllianceBernstein Funds to the detriment of plaintiff and failing to disclose such arrangements in the AllianceBernstein Fund prospectuses, and purports to state claims under Sections 624 and 626 of the Kansas Consumer Protection Act, and Section 1268 of the Kansas Securities Act. The lawsuit also purports to state claims of negligent misrepresentation, professional negligence and breach of fiduciary duty under common law.

        All of these lawsuits seek an unspecified amount of damages.

        All of the federal actions discussed above under "Mutual Fund Trading Matters" (i.e., federal court class actions and federal court derivative actions) are the subject of a petition or tag-along notices filed by Alliance Capital before the Judicial Panel on Multidistrict Litigation ("MDL Panel") seeking to have all of the actions centralized in a single forum for pre-trial proceedings. On January 29, 2004, the MDL Panel held a hearing on these petitions. On February 20, 2004, the MDL Panel transferred all of the actions to the United States District Court for the District of Maryland. Pursuant to agreements among the parties, the Alliance defendants' responses to the federal actions that have been served on Alliance Capital are stayed pending a decision on consolidation by the MDL panel and the filing of an amended or operative complaint. The various plaintiffs seeking appointment to serve as lead plaintiffs have stipulated to stay the lead plaintiff decision until after the MDL Panel makes a decision on the MDL petitions pending before it. In addition, discovery has not commenced in any of these cases. In most of them, discovery is stayed under the Private Securities Litigation Reform Act of 1995 or pursuant to an agreement among the parties.

        Defendants have removed each of the state court representative actions discussed above under "Mutual Fund Trading Matters," and thereafter submitted the actions to the MDL Panel in a notice of tag-along actions. Plaintiff in each of these actions has moved to remand the action back to state court or has indicated an intention to do so. Where defendants have responded to the complaints, defendants have moved to stay proceedings pending transfer by the MDL Panel.

        Defendants have not yet responded to the complaints filed in the state court derivative actions and state court individual action.

        Alliance Capital recorded charges to income totaling $330 million in 2003 in connection with establishing the $250 million restitution fund (which is discussed in detail under "Item 1, Regulation" of this Form 10-K) and certain other matters discussed above under "Legal Proceedings". Management of Alliance Capital, however, cannot determine at this time the eventual outcome, timing or impact of these matters. Accordingly, it is possible that additional charges in the future may be required.

        With respect to the matters discussed above under "Legal Proceedings" of this Item 3 (other than those referred to in the preceding paragraph and those related to SEBI), management of Alliance Capital and Alliance Holding is unable to estimate the impact, if any, that the outcome of these matters may have on Alliance Capital's or Alliance Holding's results of operations or financial condition.

        Alliance Capital and Alliance Holding are involved in various other inquiries, administrative proceedings and litigation, some of which allege substantial damages. While any proceeding or litigation has the element of uncertainty, Alliance Capital and Alliance Holding believe that the outcome of any one of the other lawsuits or claims that is pending or threatened, or all of them combined, will not have a material adverse effect on Alliance Capital's or Alliance Holding's results of operations or financial condition.

Item 4.        Submission of Matters to a Vote of Security Holders

        Neither Alliance Capital nor Alliance Holding submitted a matter to a vote of security holders during the fourth quarter of 2003.

PART II

Item 5.        Market for Registrant's Common Equity and Related Stockholder Matters

Market for Alliance Capital Units and Alliance Holding Units

        There is no established public trading market for Alliance Capital Units, which are subject to significant restrictions on transfer. In general, transfers of Alliance Capital Units will be allowed only with the written consent of both Equitable and the General Partner. Generally, neither Equitable nor the General Partner will permit any transfer that it believes would create a risk that Alliance Capital would be treated as a corporation for tax purposes. Equitable and the General Partner have implemented a transfer policy, a copy of which is available upon request from the office of the corporate secretary of Alliance.

        On February 2, 2004 there were approximately 535 Alliance Capital Unitholders of record.

        The Alliance Holding Units are traded on the NYSE. The high and low sale prices on the NYSE during each quarter of Alliance Holding's two most recent fiscal years were as follows:

2003	High	Low
First Quarter	$34.30	$25.75
Second Quarter	39.25	28.10
Third Quarter	38.85	32.60
Fourth Quarter	35.05	29.50
2002	High	Low
First Quarter	$50.81	$38.60
Second Quarter	47.50	31.00
Third Quarter	34.74	23.39
Fourth Quarter	36.24	23.20

        On February 2, 2004 the closing price of Alliance Holding Units on the NYSE was $36.91 per Unit. On February 2, 2004 there were approximately 1,440 Alliance Holding Unitholders of record.

Cash Distributions

        Each of Alliance Capital and Alliance Holding distributes on a quarterly basis all of its Available Cash Flow (as defined in each Partnership Agreement). Subsequent to the completion of the Reorganization in the fourth quarter of 1999, when Alliance Capital commenced operations, Alliance Holding's principal sources of income and cash flow have been attributable to its ownership of Alliance Capital Units.

        Alliance Capital made the following distributions of Available Cash Flow in respect of 2003 and 2002:

Quarter During 2003 In Respect of Which a Cash Distribution Was Paid From Available Cash Flow	Amount of Cash Distribution Per Alliance Capital Unit	Payment Date
First Quarter	$0.43	May 22, 2003
Second Quarter	0.58	August 18, 2003
Third Quarter	0.64	November 20, 2003
Fourth Quarter	0.00	N/A

	$1.65

Quarter During 2002 In Respect of Which a Cash Distribution Was Paid From Available Cash Flow	Amount of Cash Distribution Per Alliance Capital Unit	Payment Date
First Quarter	$0.67	May 23, 2002
Second Quarter	0.65	August 13, 2002
Third Quarter	0.53	November 21, 2002
Fourth Quarter	0.59	February 20, 2003

	$2.44

        Alliance Holding made the following distributions of Available Cash Flow in respect of 2003 and 2002:

Quarter During 2003 In Respect of Which a Cash Distribution Was Paid From Available Cash Flow	Amount of Cash Distribution Per Alliance Holding Unit	Payment Date
First Quarter	$0.37	May 22, 2003
Second Quarter	0.51	August 18, 2003
Third Quarter	0.57	November 20, 2003
Fourth Quarter	0.00	N/A

	$1.45

Quarter During 2002 In Respect of Which a Cash Distribution Was Paid From Available Cash Flow	Amount of Cash Distribution Per Alliance Holding Unit	Payment Date
First Quarter	$0.59	May 23, 2002
Second Quarter	0.58	August 13, 2002
Third Quarter	0.46	November 21, 2002
Fourth Quarter	0.52	February 20, 2003

	$2.15

Item 6.        Selected Financial Data

ALLIANCE CAPITAL MANAGEMENT L.P.
SELECTED CONSOLIDATED FINANCIAL DATA
(in thousands, unless otherwise indicated)

	Operating Partnership(1)				Alliance Capital Management Holding L.P.(1)
	Years Ended December 31,
	2003	2002	2001	2000	1999
INCOME STATEMENT DATA:
Revenues:
Investment advisory and services fees	$1,882,399	$1,847,876	$2,023,766	$1,689,817	$1,331,758
Distribution revenues	436,037	467,463	544,605	621,622	441,772
Institutional research services	267,868	294,910	265,815	56,289	—
Shareholder servicing fees	94,276	101,569	96,324	85,645	62,332
Other revenues, net	52,241	30,604	62,388	68,726	33,443

	2,732,821	2,742,422	2,992,898	2,522,099	1,869,305

Expenses:
Employee compensation and benefits	914,529	907,075	930,672	669,234	517,679
Promotion and servicing:
Distribution plan payments	370,575	392,780	429,056	421,284	318,463
Amortization of deferred sales commissions	208,565	228,968	230,793	219,664	163,942
Other	164,972	193,322	233,555	203,495	138,323
General and administrative	339,706	329,059	311,958	226,710	184,754
Interest	25,286	27,385	32,051	26,894	13,472
Amortization of goodwill and intangible assets	20,700	20,700	172,638	46,252	3,852
Charge for mutual fund matters and legal proceedings	330,000	—	—	—	—
Non-recurring items, net	—	—	—	(779)	—

	2,374,333	2,099,289	2,340,723	1,812,754	1,340,485

Income before income taxes	358,488	643,133	652,175	709,345	528,820
Income taxes	28,680	32,155	37,550	40,596	67,171

Net income	$329,808	$610,978	$614,625	$668,749	$461,649

NET INCOME PER UNIT:
Basic net income per Unit	$1.30	$2.42	$2.45	$3.31	$2.67

Diluted net income per Unit	$1.29	$2.39	$2.40	$3.20	$2.59

CASH DISTRIBUTIONS PER UNIT(2)	$1.65	$2.44	$3.03	$3.40	$2.55

Pre-tax Margin(3)	13.1%	23.5%	21.8%	28.1%	28.3%

BALANCE SHEET DATA AT PERIOD END:
Total assets	$8,171,669	$7,217,970	$8,175,393	$8,270,762	$1,661,061
Debt and long-term obligations(4)	$571,046	$589,185	$805,483	$933,475	$491,004
Partners' capital	$3,778,469	$3,963,451	$3,988,160	$4,133,677	$552,667
ASSETS UNDER MANAGEMENT AT PERIOD END (in millions)(5)	$474,799	$386,579	$452,156	$450,021	$365,620

(1)
As discussed in Note 1 to the consolidated financial statements, the financial information above reflects the operations of Alliance Capital Management Holding L.P. prior to the Reorganization effective October 29, 1999 and Alliance Capital Management L.P. ("Alliance Capital" or the "Operating Partnership") thereafter.

(2)
The Operating Partnership is required to distribute all of its Available Cash Flow, as defined in the Alliance Capital Partnership Agreement, to the General Partner and Alliance Capital Unitholders.

(3)
Income before income taxes as a percentage of total revenues.

(4)
Includes debt and accrued expenses under employee benefit plans due after one year.

(5)
Excludes certain non-discretionary client relationships and assets managed by unconsolidated affiliates.

Item 7.        Management's Discussion and Analysis of Financial Condition and Results of Operations

        Alliance Capital earns revenues by providing diversified investment management services, which includes charging fees for managing the investment assets of clients. Accordingly, management is focused on increasing the amount of assets under management ("AUM") by Alliance Capital and its subsidiaries. Increases in AUM result from appreciation in the value of these assets, and from inflows of additional assets from new and existing clients. Conversely, the amount of AUM can decline due to market depreciation and from client redemptions. Moreover, additional asset inflows and redemptions are driven, in part, by relative investment performance.

        The growth of Institutional Asset Management remained strong, driven primarily by increased acceptance of the firm's global investment platforms in growth, value and fixed income, especially among clients domiciled outside the US. Large cap value services grew substantially and generally outperformed benchmarks in 2003. Large cap growth services experienced net redemptions and generally underperformed benchmarks, owing to in part to their emphasis on high quality companies with above average capitalizations, a segment of the growth universe that trailed broad market returns. Other institutional growth services generally outperformed their benchmarks, in some cases by a substantial margin. Institutional fixed income services generally outperformed their benchmarks, with the exception of high yield. Long-term results remain competitive in most services.

        Retail value equity had strong performance over all periods relative to Lipper averages. Large cap growth and technology services underperformed the Lipper averages while mid-cap, global growth research and other services outperformed their benchmarks. Retail fixed income funds generally outperformed their benchmark, with the exception of the high-yield fund which underperformed the Lipper average.

        The private client channel continued to perform well in 2003. Balanced accounts led their global benchmarks for both short and long-term periods. Additionally, management is investing in advanced wealth planning research, marketing and client services and a multi-year expansion of private client distribution in conjunction with expanded field force and market coverage.

        The Operating Partnership's institutional research services showed continued growth in the development of its U.K. operations, Sanford C. Bernstein Limited ("SCBL"), a wholly-owned subsidiary of the Operating Partnership, while revenues declined domestically in 2003 driven by lower New York Stock Exchange ("NYSE") transaction volume and lower price realization. However, Sanford C. Bernstein & Co., LLC ("SCB LLC"), a wholly-owned subsidiary of the Operating Partnership, did experience continued and growing client acceptance of its over-the-counter and program trading platforms and, in addition, SCB LLC continues to be an industry leader in quality metrics and research. Management believes institutional research services are well positioned for growth in overall revenues in 2004.

        In connection with the settlement agreement reached with the NYAG, the Operating Partnership agreed to a weighted average reduction in fees of 20% with respect to investment advisory agreements with its sponsored U.S. long-term open-end retail mutual funds for a minimum of five years which commenced January 1, 2004. This reduction in fees is expected to reduce Alliance Capital revenues by approximately $40 million in 2004. Transfer agency fees were lowered in the fourth quarter of 2003. It is anticipated that management will further lower such fees in 2004. Management's focus on retail mutual funds will be aimed at simplifying its retail product offerings, achieving transparency in product offering disclosures and strengthening the funds' sales and marketing efforts. Management believes such actions will lead to lower costs to mutual fund shareholders in the form of lower expense ratios thereby leading to higher returns. Additionally, continued growth is anticipated in certain Alliance Mutual Funds including annuities, offshore mutual funds and managed account business.

        As a result of 2003 charges for mutual fund matters and legal proceedings, distributions to Unitholders were suspended for the fourth quarter of 2003. Distributions are expected to resume for the first quarter of 2004, with the payout policy returning to traditional levels in relation to cash flow for the second quarter of 2004. Management of the Operating Partnership is looking forward to an improved operating environment in 2004, however, capital markets are subject to change and future operating results can not be predicted with certainty.

ASSETS UNDER MANAGEMENT BY DISTRIBUTION CHANNEL

	12/31/03	12/31/02	% Change	12/31/02	12/31/01	% Change
	(Dollars in billions)
Retail	$153.8	$135.9	13.2%	$135.9	$171.5	(20.8)%
Institutional investment management	269.5	211.0	27.7	211.0	241.5	(12.6)
Private client	51.5	39.7	29.7	39.7	39.2	1.3

Total	$474.8	$386.6	22.8%	$386.6	$452.2	(14.5)%

ASSETS UNDER MANAGEMENT BY INVESTMENT ORIENTATION(1)

	12/31/03	12/31/02	% Change	12/31/02	12/31/01	% Change
	(Dollars in billions)
Active equity & balanced—Growth:
U.S.	$97.2	$89.3	8.8%	$89.3	$146.0	(38.8)%
Global & international	32.9	19.5	68.7	19.5	27.4	(28.8)

	130.1	108.8	19.6	108.8	173.4	(37.3)

Active equity & balanced—Value:
U.S.	105.7	74.0	42.8	74.0	80.2	(7.7)
Global & international	46.2	24.6	87.8	24.6	21.2	16.0

	151.9	98.6	54.1	98.6	101.4	(2.8)

Active fixed income:
U.S.	118.8	123.9	(4.1)	123.9	116.0	6.8
Global & international	45.5	31.9	42.6	31.9	29.4	8.5

	164.3	155.8	5.5	155.8	145.4	7.2

Index and Enhanced Index:
U.S.	22.1	19.0	16.3	19.0	25.8	(26.4)
Global & international	6.4	4.4	45.5	4.4	6.2	(29.0)

	28.5	23.4	21.8	23.4	32.0	(26.9)

Total:
U.S.	343.8	306.2	12.3	306.2	368.0	(16.8)
Global & international	131.0	80.4	62.9	80.4	84.2	(4.5)

Total	$474.8	$386.6	22.8%	$386.6	$452.2	(14.5)%

CHANGES IN ASSETS UNDER MANAGEMENT BY DISTRIBUTION CHANNEL

	2003				2002
	Retail	Institutional Investment Mgmt	Private Client	Total	Retail	Institutional Investment Mgmt	Private Client	Total
	(Dollars in billions)
Balance at January 1,	$135.9	$211.0	$39.7	$386.6	$171.5	$241.5	$39.2	$452.2

Sales/new accounts	26.9	31.8	7.1	65.8	27.9	20.4	7.0	55.3
Redemptions/terminations	(26.9)	(23.0)	(2.2)	(52.1)	(31.0)	(16.7)	(2.3)	(50.0)
Net cash management redemptions	(5.0)	—	—	(5.0)	(6.2)	—	—	(6.2)
Cash flow/unreinvested dividends	(1.7)	1.6	(0.9)	(1.0)	(2.7)	—	(0.7)	(3.4)

Net asset inflows (outflows)	(6.7)	10.4	4.0	7.7	(12.0)	3.7	4.0	(4.3)
Transfers	—	0.6	(0.6)	—	0.5	(0.5)	—	—
Market appreciation (depreciation)	24.6	47.5	8.4	80.5	(24.1)	(33.7)	(3.5)	(61.3)

Net change	17.9	58.5	11.8	88.2	(35.6)	(30.5)	0.5	(65.6)

Balance at December 31,	$153.8	$269.5	$51.5	$474.8	$135.9	$211.0	$39.7	$386.6

AVERAGE ASSETS UNDER MANAGEMENT BY DISTRIBUTION CHANNEL

	Years Ended December 31,			Years Ended December 31,
	2003	2002	% Change	2002	2001	% Change
	(Dollars in billions)
Retail	$143.1	$151.5	(5.5)%	$151.5	$176.2	(14.0)%
Institutional investment management	233.5	223.6	4.4	223.6	235.8	(5.2)
Private client	44.4	39.7	11.8	39.7	37.3	6.4

Total	$421.0	$414.8	1.5%	$414.8	$449.3	(7.7)%

(1)
Includes a transfer, primarily due to a product offering expansion in 2002, of approximately $4.0 billion to active equity and balanced—value and approximately $1.0 billion to active fixed income from active equity and balanced—growth.

        The Operating Partnership's revenues are largely dependent on the total value and composition of assets under management.

        Assets under management were $474.8 billion, an increase of $37.0 billion or 8.5% from $437.8 billion at September 30, 2003 primarily from market appreciation of $35.6 billion and net asset inflows of $1.4 billion. Institutional investment management and Private Client asset inflows of $2.7 billion and $0.9 billion, respectively, were offset by Retail asset outflows of $2.2 billion.

        Assets under management at December 31, 2003 were $474.8 billion, an increase of $88.2 billion or 22.8% from December 31, 2002, primarily due to an improved market environment, which resulted from significant market appreciation, due to improved global equity markets, and net asset inflows.

        Retail assets under management at December 31, 2003 were $153.8 billion, an increase of $17.9 billion or 13.2% from December 31, 2002. This increase was due to market appreciation of $24.6 billion, primarily value equities, offset by net asset outflows of $6.7 billion. Institutional investment management assets under management at December 31, 2003 were $269.5 billion, an increase of $58.5 billion or 27.7% from December 31, 2002. The increase was principally due to market appreciation of $47.5 billion and net asset inflows of $10.4 billion. Private client assets under management at December 31, 2003 were $51.5 billion, an increase of $11.8 billion or 29.7% from December 31, 2002. The increase was principally due to market appreciation of $8.4 billion, primarily balanced account orientation, and net asset inflows of $4.0 billion. Active equity and balanced account assets under management, which comprise approximately 59.4% of total assets under management at December 31, 2003, increased by 36%. Active fixed income assets under management which comprise approximately 34.6% of total assets under management at December 31, 2003, increased by 5.5%.

        Assets under management at December 31, 2002 were $386.6 billion, a decrease of $65.6 billion or 14.5% from December 31, 2001 resulting from significant market depreciation, due to global equity market declines, and net asset outflows.

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

CONSOLIDATED RESULTS OF OPERATIONS

	Years Ended December 31,
	2003	2002	% Change	2002	2001	% Change
	(Dollars in millions, except per Unit amounts)
Revenues	$2,732.8	$2,742.4	(0.4)%	$2,742.4	$2,992.9	(8.4)%
Expenses	2,374.3	2,099.3	13.1	2,099.3	2,340.7	(10.3)

Income before income taxes	358.5	643.1	(44.3)	643.1	652.2	(1.4)
Income taxes	28.7	32.1	(10.7)	32.1	37.6	(14.6)

Net income	$329.8	$611.0	(46.0)	$611.0	$614.6	(0.6)

Diluted net income per unit	$1.29	$2.39	(46.0)	$2.39	$2.40	(0.4)

Distributions per Unit	$1.65	$2.44	(32.4)	$2.44	$3.03	(19.5)%

Pre-tax Margin(1)	13.1%	23.5%		23.5%	21.8%

(1)
Income before income taxes as a percentage of total revenues.

        Net income for 2003 decreased $281.2 million or 46.0% to $329.8 million from net income of $611.0 million for 2002. Diluted net income per Unit for 2003 decreased $1.10 or 46.0% to $1.29 from diluted net income per Unit of $2.39 for 2002. The decrease was principally due to an increase in expenses, primarily the charge for mutual fund matters and legal proceedings as described under "Expenses—Charge for Mutual Fund Matters and Legal Proceedings" and a decrease in distribution services fees and institutional research services revenues, offset partially by higher investment advisory and services fees and lower promotion and servicing expenses. Distribution services fees decreased principally as a result of lower average daily mutual fund assets under management, while institutional research services revenues declined primarily as a result of lower domestic price realization and lower NYSE transaction volume, partially offset by higher market share of addressable (non-program trading) NYSE volume and higher SCBL revenues. Investment advisory and services fees were $34.5 million higher primarily as a result of market appreciation of assets under management and net asset inflows. Promotion and servicing expenses decreased primarily as a result of lower distribution plan payments and lower amortization of deferred sales commissions.

        Net income for 2002 decreased $3.6 million or 0.6% to $611.0 million from net income of $614.6 million for 2001. Diluted net income per Unit for 2002 decreased $0.01 or 0.4% to $2.39 from diluted net income per Unit of $2.40 for 2001. The decrease was principally due to a decrease in revenues, primarily investment advisory and service fees and distribution revenues, offset partially by a decrease in expenses, primarily amortization of goodwill resulting from the adoption of Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets" on January 1, 2002, and lower compensation and benefits and promotion and servicing expense. Absent the adoption of SFAS 142, the decrease in net income for 2002 would have amounted to $153.7 million, or 25.0%, and diluted net income per Unit for 2002 would have decreased $0.60 or 25.0%.

REVENUES

	2003	2002	% Change	2002	2001	% Change
	(Dollars in millions)
Investment advisory and services fees:(1)
Retail	$746.4	$795.2	(6.1)%	$795.2	$957.3	(16.9)%
Institutional investment management	649.6	627.5	3.5	627.5	669.0	(6.2)
Private client	486.4	425.2	14.4	425.2	397.5	7.0

Subtotal	1,882.4	1,847.9	1.9	1,847.9	2,023.8	(8.7)

Distribution revenues	436.0	467.4	(6.7)	467.4	544.6	(14.2)
Institutional research services	267.9	294.9	(9.2)	294.9	265.8	10.9
Shareholder servicing fees	94.3	101.6	(7.2)	101.6	96.3	5.5
Other revenues, net	52.2	30.6	70.6	30.6	62.4	(51.0)

Total	$2,732.8	$2,742.4	(0.4)%	$2,742.4	$2,992.9	(8.4)%

(1)
Certain amounts in the 2001 presentation have been reclassified to conform to the 2003 and 2002 presentation.

Investment Advisory and Services Fees

        Investment advisory and services fees, the largest component of the Operating Partnership's revenues, are generally calculated as a percentage, referred to as "basis points", of the value of assets under management and vary with the type of account managed. Accordingly, fee income generally increases or decreases as average assets under management increase or decrease and is affected by changes in the amount of assets under management, including market appreciation or depreciation, the addition of new client accounts or client contributions of additional assets to existing accounts, withdrawals of assets from and termination of client accounts, purchases and redemptions of mutual fund shares, and shifts of assets between accounts or products with different fee structures. Investment advisory and services fees include brokerage transaction charges of SCB LLC for substantially all private client transactions and certain institutional investment management client transactions. The Operating Partnership's investment advisory and services fees increased 1.9% in 2003, primarily due to a 1.5% increase in average assets under management resulting from market appreciation of assets under management and net asset inflows and decreased 8.7% in 2002, primarily due to a 7.7% decrease in average assets under management resulting from market depreciation of assets under management and net asset outflows.

        Certain investment advisory contracts provide for a performance fee, in addition to or in lieu of a base fee, that is calculated as either a percentage of absolute investment results or a percentage of investment results in excess of a stated benchmark over a specified period of time. Performance fees are recorded as revenue at the end of the measurement period and will generally be higher in favorable markets and lower in unfavorable markets, which may increase the volatility of the Operating Partnership's revenues and earnings. Performance fees aggregated $81.8 million, $54.1 million, and $79.4 million in 2003, 2002 and 2001, respectively. Higher performance fees in 2003 were earned primarily by certain value equity- and fixed income-based hedge funds. Lower performance fees in 2002 were primarily related to lower investment returns, caused by adverse equity and fixed income markets, earned by certain hedge funds investing in value stocks and certain growth investment advisory contracts, partially offset by higher performance fees in certain value investment advisory contracts.

        Retail investment advisory and services fees decreased by $48.8 million or 6.1% for 2003, primarily as a result of a 5.5% decrease in average assets under management. Retail investment advisory and services fees decreased by $162.7 million or 16.9% for 2002, primarily as a result of a 14.0% decrease in average assets under management and a $5.1 million decrease in performance fees.

        Institutional investment management investment advisory and services fees increased by $22.1 million or 3.5% for 2003, primarily as a result of a 4.4% increase in average assets under management offset by a decrease in brokerage transaction charges of $4.4 million due to lower transaction volume and a decline in performance fees of $1.5 million. Institutional investment management investment advisory and services fees decreased by $40.9 million or 6.2% for 2002, due to a 5.2% decrease in average assets under management and a decrease in performance fees of $1.9 million, offset partially by a $7.3 million increase in brokerage transaction charges from higher transaction volume.

        Private client investment advisory and services fees increased $61.2 million or 14.4% for 2003, primarily as a result of an 11.8% increase in average assets under management and an increase in performance fees of $29.1 million offset by a decrease in brokerage transaction charges of $5.7 million due to lower transaction volume. Private client investment advisory and services fees increased $27.7 million or 7.0% for 2002, primarily as a result of a 6.4% increase in average assets under management and a $4.6 million increase in brokerage transaction charges due to higher transaction volume partially offset by a $18.4 million decrease in performance fees.

Distribution Revenues

        The Operating Partnership's subsidiary, AllianceBernstein Investment Research and Management, Inc. ("ABIRM"), acts as distributor of the Alliance Mutual Funds and receives distribution fees from those funds covering a portion of the distribution expenses it incurs. Distribution revenues decreased 6.7% in 2003 and 14.2% in 2002 principally due to lower average daily mutual fund assets under management.

Institutional Research Services

        Institutional research services revenue consists principally of brokerage transaction charges related to in-depth research and other services provided to institutional investors. Brokerage transaction charges earned and related expenses are recorded on a trade date basis. Revenues from institutional research services decreased $27.0 million to $267.9 million for 2003 from $294.9 million for 2002, due to lower NYSE transaction volume and lower domestic price realization partially offset by higher market share of addressable (non-program trading) NYSE volume and higher SCBL revenues. Revenues from institutional research services increased $29.1 million to $294.9 million for 2002 from $265.8 million for 2001, due to higher market share of NYSE transaction volumes, expanded research and broader trading capabilities.

Shareholder Servicing Fees

        The Operating Partnership's wholly-owned subsidiaries, Alliance Global Investor Services, Inc. and ACM Global Investor Services S.A., provide transfer agency services to the Alliance Mutual Funds. Shareholder servicing fees decreased 7.2% in 2003 and increased 5.5% in 2002. In the fourth quarter of 2003, fees earned from certain Alliance Mutual Funds included a $3.0 million reduction. The number of shareholder accounts serviced declined to approximately 7.1 million as of December 31, 2003, from approximately 7.4 million and 7.7 million as of December 31, 2002 and 2001, respectively, due to shareholder account terminations.

Other Revenues, Net

        Other revenues, net consist of fees earned for administration and recordkeeping services provided to the Alliance Mutual Funds and the general accounts of The Equitable Life Assurance Society of the United States ("ELAS"), a wholly-owned subsidiary of AXA Financial, and its insurance subsidiary. Changes in market value of investments, investment income and net interest income earned on securities loaned to and borrowed from brokers and dealers are also included. Other revenues, net increased for 2003 from 2002, principally as a result of mark to market gains on investments in Alliance Mutual Funds. Other revenues, net decreased for 2002 from 2001, principally due to investments in Alliance Mutual Funds which experienced market value declines from lower equity markets and lower net interest income due to lower interest rates.

EXPENSES

	2003	2002	% Change	2002	2001	% Change
	(Dollars in millions)
Employee compensation and benefits	$914.5	$907.1	0.8%	$907.1	$930.7	(2.5)%
Promotion and servicing	744.1	815.1	(8.7)	815.1	893.4	(8.8)
General and administrative	339.7	329.0	3.3	329.0	312.0	5.5
Interest	25.3	27.4	(7.7)	27.4	32.0	(14.4)
Amortization of goodwill and intangible assets	20.7	20.7	—	20.7	172.6	(88.0)
Charge for mutual fund matters and legal proceedings	330.0	—	n/a	—	—	n/a

Total	$2,374.3	$2,099.3	13.1%	$2,099.3	$2,340.7	(10.3)%

Employee Compensation and Benefits

        The Operating Partnership had 4,096 employees at December 31, 2003 compared to 4,172 in 2002 and 4,542 in 2001. Employee compensation and benefits, which represent approximately 38.5% of total expenses in 2003, include salaries, commissions, fringe benefits and cash and deferred incentive compensation based generally on profitability.

        Employee compensation and benefits increased 0.8% in 2003, primarily as a result of higher incentive compensation expense partly offset by lower commission expense. Base compensation and fringes and other compensation decreased in 2003 primarily due to lower base compensation as a result of lower average headcount. Incentive compensation in 2003 increased as a result of higher deferred compensation amortization due to vesting, partly offset by lower short term incentive compensation expense reflecting the decrease in net income caused by the charge to income for mutual fund matters and legal proceedings. Commission expense was lower in 2003 as a result of lower retail sales volume and the implementation of a new deferred sales substitution plan.

        Employee compensation and benefits decreased 2.5% in 2002, primarily as a result of lower base compensation and fringes and other compensation. Base compensation and fringes and other compensation decreased in 2002 due to reduced headcount and expense control initiatives. Incentive compensation in 2002 was unchanged from 2001 due to lower operating earnings offset by higher deferred compensation amortization due to vesting, primarily attributable to a deferred compensation plan entered into in connection with the Bernstein Acquisition. Commission expense remained flat due to the payment of 2002 compensation for certain sales management professionals as discretionary incentive compensation instead of commissions paid in 2001.

Promotion and Servicing

        Under the Operating Partnership's mutual fund distribution system ("System"), promotion and servicing expenses, which represent approximately 31.3% of total expenses in 2003, include distribution plan payments to financial intermediaries for distribution of sponsored mutual funds and cash management services' products and amortization of deferred sales commissions paid to financial intermediaries for the sale of Back-End Load Shares under the System. See "Capital Resources and Liquidity" and "Note 15. Commitments and Contingencies" of the Operating Partnership's Consolidated Financial Statements contained in Item 8. of this Annual Report on Form 10-K. Also included in this expense category are travel and entertainment, advertising, promotional materials, and investment meetings and seminars for financial intermediaries that distribute the Operating Partnership's mutual fund products.

        Promotion and servicing expenses decreased 8.7% and 8.8% in 2003 and 2002, respectively. The decrease in 2003 was primarily due to lower distribution plan payments resulting from lower average mutual fund assets under management, lower amortization of deferred sales commissions resulting from lower retail sales, as well as lower printing and mailing expense as a result of cost containment initiatives. The decrease in 2002 was primarily due to lower distribution plan payments from lower average mutual fund assets under management and to decreases in travel and entertainment and printing costs.

General and Administrative

        General and administrative expenses, which represent approximately 14.3% of total expenses in 2003, are costs related to operations, including technology, professional fees, occupancy, communications and similar expenses. General and administrative expenses increased 3.3% and 5.5% in 2003 and 2002, respectively. The increase in 2003 is primarily due to higher legal fees incurred in connection with litigation and higher insurance costs partly offset by lower occupancy and communication costs. The increase in 2002 was due principally to higher occupancy costs, including a one-time $4.4 million charge during the third quarter of 2002 resulting from the sub-leasing of certain excess office space, and higher legal fees for litigation.

Interest

        Interest expense is incurred on the Operating Partnership's borrowings. Interest expense for 2003 decreased primarily as a result of lower short-term debt. Interest expense for 2002 decreased primarily as a result of lower borrowings under the commercial paper and Extendible Commercial Notes ("ECN") programs.

Amortization of Goodwill and Intangible Assets

        Amortization of goodwill and intangible assets is attributable to the goodwill and intangible assets recorded in connection with the acquisitions made by the Operating Partnership, including the Bernstein Acquisition and the acquisition of ACMC, Inc., the predecessor of both Alliance Holding and the Operating Partnership, by ELAS during 1985. Amortization of goodwill and intangible assets was unchanged in 2003 and decreased in 2002 primarily due to the adoption of SFAS 142 on January 1, 2002, which required the Operating Partnership to cease amortizing goodwill.

        The Operating Partnership's Consolidated Statement of Financial Condition as of December 31, 2003 includes net goodwill, the excess of the purchase price over the fair value of identifiable assets of acquired companies, of $2.9 billion and intangible assets, the costs assigned to investment management contracts of businesses acquired, of $347 million. As a result of the adoption of SFAS 142, net goodwill is tested for impairment annually. Intangible assets are amortized on a straight-line basis over estimated useful lives of twenty years and tested for impairment periodically.

Charge for Mutual Fund Matters and Legal Proceedings

        Management of the Operating Partnership recorded a $190 million and a $140 million charge to income for the quarterly periods ended September 30, 2003 and December 31, 2003, respectively, to cover restitution, litigation and other costs in connection with the terms reached with the NYAG and SEC with respect to market timing investigations into certain Alliance Mutual Funds and other litigation. See "Note 21. Charge for Mutual Fund Matters and Legal Proceedings" of the Operating Partnership's Consolidated Financial Statements contained in Item 8 of this Form 10-K.

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

        Income tax expense of $28.7 million in 2003 decreased by $3.5 million from 2002 primarily as a result of lower pre-tax income partially offset by a higher effective tax rate reflecting an increase in non-deductible expenses related to the charge for mutual fund matters and legal proceedings and higher proportionate taxable earnings of corporate subsidiaries. Income tax expense of $32.2 million in 2002 decreased by $5.4 million from 2001 primarily as a result of lower pre-tax income and a lower effective income tax rate due to lower state and local taxes.

CAPITAL RESOURCES AND LIQUIDITY

        Partners' capital of the Operating Partnership was $3,778.5 million at December 31, 2003, a decrease of $185.0 million or 4.7% from partners' capital of $3,963.5 million at December 31, 2002. The decrease is primarily due to cash distributions in respect of the Operating Partnership's Available Cash Flow (as defined in the Alliance Capital Partnership Agreement) in excess of net income offset partially by amortization of deferred compensation expense, cash received for options exercised and foreign currency translation gains. Partners' capital of the Operating Partnership was $3,963.5 million at December 31, 2002, a decrease of $24.7 million or 0.6% from partners' capital of $3,988.2 million at December 31, 2001. The decrease is primarily due to cash distributions in respect of the Operating Partnership's Available Cash Flow in excess of net income.

        Cash flow from operations, proceeds from borrowings and proceeds from the issuance of Operating Partnership Units to AXA Financial and its subsidiaries have been the Operating Partnership's and, prior to the Reorganization, Alliance Holding's principal sources of working capital.

        The Operating Partnership's cash and cash equivalents increased by $85.1 million in 2003. Cash inflows included $758.0 million from operations and $21.6 million of proceeds from employee options exercised for Alliance Holding Units. Cash outflows included $566.6 million in distributions to its General Partner and Alliance Capital Unitholders, net repayments of debt of $22.1 million, net purchases of investments of $26.1 million, capital expenditures of $29.2 million and the purchase of Alliance Holding Units by a subsidiary of the Operating Partnership for deferred compensation plans of $67.1 million.

        The Operating Partnership's mutual fund distribution system includes a multi-class share structure. The System permits the Operating Partnership's open-end mutual funds to offer investors various options for the purchase of mutual fund shares, including the purchase of Front-End Load Shares and Back-End Load Shares. The Front-End Load Shares are subject to a conventional front-end sales charge paid by investors to ABIRM at the time of sale. ABIRM in turn pays sales commissions to the financial intermediaries distributing the funds from the front-end sales charge it receives from investors. For Back-End Load Shares, investors do not pay a front-end sales charge although, if there are redemptions before the expiration of the minimum holding period (which ranges from one year to four years), investors pay a contingent deferred sales charge ("CDSC") to ABIRM. While ABIRM is obligated to pay sales commissions to the financial intermediaries at the time of the purchase of Back-End Load Shares, it receives higher ongoing distribution services fees from the mutual funds. Deferred sales commissions are expected to be recovered over periods not exceeding five and one-half years. Payments of sales commissions made to financial intermediaries in connection with the sale of Back-End Load Shares under the System, net of CDSC received, totaled approximately $94.9 million, $81.6 million and $163.3 million during 2003, 2002 and 2001, respectively.

        In September 2002, the Operating Partnership entered into an $800 million five-year revolving credit facility with a group of commercial banks and other lenders, which replaced three previously existing credit facilities aggregating $875 million. Of the $800 million total, $425 million is intended to provide back-up liquidity for the Operating Partnership's $425 million commercial paper program, with the balance available for general purposes of the Operating Partnership, including capital expenditures and funding the payment of deferred sales commissions to financial intermediaries under the System. Under this revolving credit facility, the interest rate, at the option of the Operating Partnership, is a floating rate generally based upon a defined prime rate, a rate related to the London Interbank Offered Rate (LIBOR) or the Federal Funds rate. The credit facility also provides for a facility fee payable on the total facility. In addition, a utilization rate fee is payable in the event the average aggregate daily outstanding balance exceeds $400 million for each calendar quarter. The revolving credit facility contains covenants which, among other things, require the Operating Partnership to meet certain financial ratios.

        At December 31, 2003, the Operating Partnership maintained a $100 million Extendible Commercial Notes ("ECN") program as a supplement to its $425 million commercial paper program. ECNs are short-term uncommitted debt instruments that do not require back-up liquidity support.

        In August 2001, the Operating Partnership issued $400 million 5.625% Notes ("Senior Notes") in a public offering. The Operating Partnership may issue up to $600 million in senior debt securities. The Senior Notes mature in 2006 and are redeemable at any time. The proceeds from the Senior Notes were used to reduce commercial paper and credit facility borrowings and for other general partnership purposes.

        In February 2002, the Operating Partnership signed a $125 million agreement with a commercial bank, under which it guaranteed certain obligations of SCBL incurred in the ordinary course of its business in the event SCBL is unable to meet those obligations. If SCBL is unable to satisfy any guaranteed obligation in full when due, the Operating Partnership will pay such obligation within three days of being notified of SCBL's failure to pay. This agreement is continuous and remains in effect until payment in full of any such obligation has been made by SCBL. At December 31, 2003, the Operating Partnership was not required to perform under the agreement and had no liability outstanding in connection with the agreement.

        The Operating Partnership's total available debt, amounts outstanding, and weighted average interest rates at December 31, 2003 and 2002 were as follows:

	December 31,
	2003				2002
	Total Available		Amount Outstanding	Interest Rate	Total Available		Amount Outstanding	Interest Rate
	(Dollars in millions)
Senior Notes	$600.0		$398.8	5.6%	$600.0		$398.4	5.6%
Commercial paper	425.0		—	—	425.0		22.0	1.3
Revolving credit facility	375.0	(1)	—	—	375.0	(1)	—	—
Extendible Commercial Notes	100.0		—	—	100.0		—	—
Other	n/a		6.5	2.8	n/a		6.5	3.4

Total	$1,500.0		$405.3	5.6%	$1,500.0		$426.9	5.4%

(1)
Excludes $425 million of this $800 million facility, which is intended to provide back-up liquidity for the commercial paper program.

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

CRITICAL ACCOUNTING ESTIMATES

        The preparation of the consolidated financial statements and notes to consolidated financial statements requires management to make estimates and judgements that affect the reported amounts of assets, liabilities, revenues and expenses.

        Management of the Operating Partnership believes that the critical accounting policies and estimates discussed below involve additional management judgement due to the sensitivity of the methods and assumptions used.

Deferred Sales Commission Asset

        Significant assumptions utilized to estimate the Operating Partnership's future average assets under management of Back-End Load Shares include expected future market levels and redemption rates. Market assumptions are selected using a long-term view of expected average market returns based on historical returns of broad market indices. At December 31, 2003, the Operating Partnership's management used average market return assumptions of 5% for fixed income and 8% for equity to estimate annual market returns. Higher actual average market returns would increase undiscounted future cash flows, while lower actual average market returns would decrease undiscounted future cash flows. Future redemption rate assumptions were determined by reference to actual redemption experience over the three-year and five-year periods ended December 31, 2003. The Operating Partnership's management used a range of expected annual redemption rates of 16% to 20% at December 31, 2003, calculated as a percentage of average assets under management of the Operating Partnership. An increase in the actual rate of redemptions would decrease undiscounted future cash flows, while a decrease in the actual rate of redemptions would increase undiscounted future cash flows. These assumptions are reviewed and updated quarterly, or monthly when events or changes in circumstances occur that could significantly increase the risk of impairment of the asset. Estimates of undiscounted future cash flows and the remaining life of the deferred sales commission asset are made from these assumptions. The Operating Partnership's management considers the results of these analyses performed at various dates. As of December 31, 2003, the Operating Partnership's management determined that the deferred sales commission asset was not impaired. If the Operating Partnership's management determines in the future that the deferred sales commission asset is not recoverable, an impairment condition would exist and a loss would be measured as the amount by which the recorded amount of the asset exceeds its estimated fair value. Estimated fair value is determined using the Operating Partnership's management's best estimate of future cash flows discounted to a present value amount.

        During 2003, equity markets increased by approximately 29% as measured by the change in the Standard & Poor's 500 Stock Index and fixed income markets increased by approximately 4% as measured by the change in the Lehman Brothers' Aggregate Bond Index. The redemption rate for domestic Back-End Load Shares was approximately 22% in 2003. Declines in financial markets or higher redemption levels, or both, as compared to the assumptions used to estimate undiscounted future cash flows, as described above, could result in the impairment of the deferred sales commission asset. Due to the volatility of the capital markets and changes in redemption rates, the Operating Partnership's management is unable to predict whether or when a future impairment of the deferred sales commission asset might occur. Should an impairment occur, any loss would reduce materially the recorded amount of the Operating Partnership's asset with a corresponding charge to the Operating Partnership's expense. Alliance Holding's proportionate share of the Operating Partnership's charge to expense would reduce materially Alliance Holding's net income.

Goodwill

        Significant assumptions are required in performing goodwill impairment tests. Such tests include determining whether the Operating Partnership, the reporting unit, estimated fair value exceeds its book value. There are several methods of estimating the Operating Partnership's fair values, which includes valuation techniques such as market quotations and expected discounted cash flows. In developing estimated fair value using a discounted cash flow valuation technique, business growth rate assumptions are applied over the estimated life of the goodwill asset and the resulting expected cash flows are discounted to arrive at a present value amount that approximates fair value. As of December 31, 2003, the goodwill asset impairment test did not indicate that this asset was impaired. However, future tests may be based upon different assumptions which may or may not result in an impairment of this asset. Should impairment occur, any loss would reduce materially the recorded amount of the Operating Partnership's asset with a corresponding charge to the Operating Partnership's expense.

Intangible Assets

        Acquired intangibles are recognized at fair value and amortized over their estimated useful life. Intangible assets are evaluated for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Future cash flow estimates are used to test the intangible assets for recoverability. A present value technique is used to estimate the fair value of intangible assets using future cash flow estimates. The estimates used include estimating attrition factors of customer accounts, asset growth rates, direct expenses and fee rates. Developing these estimates requires highly uncertain assumptions as they are dependent upon historical trends that may or may not occur in the future. However, future tests may be based upon different assumptions which may or may not result in an impairment of this asset. Should impairment occur, any loss would reduce materially the recorded amount of the Operating Partnership's asset with a corresponding charge to the Operating Partnership's expense.

COMMITMENTS AND CONTINGENCIES

        The Operating Partnership's capital commitments, which consist primarily of operating leases for office space, are generally funded from future operating cash flows.

	Contractual Obligations
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(Dollars in millions)
Debt	$405.3	$—	$405.3	$—	$—
Operating leases	1,064.6	77.6	151.9	134.7	700.4
Accrued compensation and benefits	165.7	—	68.4	27.2	70.1
Minority interests in consolidated subsidiaries	10.5	—	—	—	10.5

Total	$1,646.1	$77.6	$625.6	$161.9	$781.0

        At December 31, 2003, the Operating Partnership recorded charges totaling $330 million to cover restitution, litigation and other costs, in connection with the terms reached with the NYAG and SEC with respect to market timing investigations into certain Alliance Mutual Funds and other litigation. In January 2004, the Operating Partnership paid $250 million in respect of the restitution fund plus additional amounts in respect of other litigation. Certain of the Operating Partnership's deferred compensation plans provide for the election by participants to receive Alliance Holding Units or Alliance sponsored mutual funds. From time-to-time, the Operating Partnership will fund participant elections and during the first two months of 2004, the Operating Partnership made purchases of the cash equivalent of the notional value of Alliance-sponsored mutual funds totaling $108.0 million. The Operating Partnership expects to purchase Alliance Holding Units with an aggregate value of approximately $31 million during March 2004. In addition, the Operating Partnership expects to make contributions to the Operating Partnership's qualified profit sharing plan of approximately $23.1 million in each of the next four years. The Operating Partnership is required to contribute additional amounts to its qualified noncontributory defined retirement plan by January 15, 2005. This amount is $1.4 million, based on current estimates, and the Operating Partnership expects to make this contribution during 2004.

        See "Note 15. Commitments and Contingencies" of the Operating Partnership's Consolidated Financial Statements contained in Item 8. of this Form 10-K for a discussion of the Operating Partnership's mutual fund distribution system and related deferred sales commission asset, certain legal proceedings to which the Operating Partnership is a party and mutual fund investigations.

CASH DISTRIBUTIONS

        The Operating Partnership is required to distribute all of its Available Cash Flow (as defined in the Alliance Capital Partnership Agreement) to the General Partner and Alliance Capital Unitholders. The Operating Partnership recorded a pre-tax charge to income of $190 million for the quarter ended September 30, 2003 to cover restitution, litigation and other costs associated with the market timing investigations and other litigation. The Operating Partnership recorded an additional $140 million pre-tax charge against its fourth quarter 2003 earnings in connection with these matters. As a result of these charges, the Board of Directors of the General Partner of the Operating Partnership and Alliance Holding determined not to pay a distribution to their respective Unitholders for the fourth quarter of 2003. Distributions are expected to resume for the first quarter of 2004, with payout policy returning to traditional levels in relation to cash flow for the second quarter of 2004. For more information about the effect of the charges, a related $250 million restitution fund and certain mutual fund fee reductions on the Operating Partnership's results of operations, financial condition and distributions, see "Item 1, Regulation" of this Form 10-K, and "Note 15. Commitments and Contingencies" and "Note 21. Charge for Mutual Fund Matters and Legal Proceedings" of the Operating Partnership's Consolidated

Financial Statements contained in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K. The Available Cash Flow of the Operating Partnership for 2003, 2002 and 2001 was as follows:

	2003	2002	2001
	(Dollars in thousands, except per Unit amounts)
Available Cash Flow	$418,107	$615,603	$759,087

Distributions per Unit	$1.65	$2.44	$3.03

ACCOUNTING PRONOUNCEMENTS

        See "Note 26. Accounting Pronouncements" of the Operating Partnership's Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K for a discussion of recently issued accounting pronouncements.

FORWARD-LOOKING STATEMENTS

        Certain statements provided by Alliance Holding and Alliance Capital in this report are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks, uncertainties and other factors, which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. The most significant of such factors include, but are not limited to, the following: the performance of financial markets, the investment performance of sponsored investment products and separately managed accounts, general economic conditions, future acquisitions, competitive conditions and government regulations, including changes in tax rates. Alliance Holding and Alliance Capital caution readers to carefully consider such factors. Further, such forward-looking statements speak only as of the date on which such statements are made; Alliance Holding and Alliance Capital undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. For further information regarding these forward-looking statements and the factors that could cause actual results to differ, please refer to the Risk Factors section in Part I of this Form 10-K. Any or all of the forward-looking statements that we make in this Form 10-K or any other public statements we issue may turn out to be wrong. It is important to remember that other factors besides those listed in the Risk Factors section could also adversely affect our business, operating results or financial condition.

Item 7A.        Quantitative and Qualitative Disclosures about Market Risk

MARKET RISK, RISK MANAGEMENT AND DERIVATIVE FINANCIAL INSTRUMENTS

        The Operating Partnership's investments consist of investments, trading and available-for-sale, and other investments. Investments, trading and available-for-sale, include United States Treasury Bills, equity and fixed income mutual funds investments. Trading investments are purchased for short-term investments. Although investments, available-for-sale, are purchased for long-term investment, the portfolio strategy considers them available-for-sale from time to time due to changes in market interest rates, equity prices and other relevant factors. Other investments include investments in hedge funds sponsored by the Operating Partnership.

TRADING AND NON TRADING MARKET RISK SENSITIVE INSTRUMENTS

INVESTMENTS WITH INTEREST RATE RISK—FAIR VALUE

        The table below provides the Operating Partnership's potential exposure, measured in terms of fair value, to an immediate 100 basis point increase in interest rates at all maturities from the levels prevailing at December 31, 2003 and 2002. Such a fluctuation in interest rates is a hypothetical rate scenario used to calibrate potential risk and does not represent management's view of future market changes. While these fair value measurements provide a representation of interest rate sensitivity of fixed income mutual funds and fixed income hedge funds, they are based on the Operating Partnership's exposures at a particular point in time and may not be representative of future market results. These exposures will change as a result of ongoing changes in investments in response to management's assessment of changing market conditions and available investment opportunities (in thousands):

	At December 31,
	2003	Effect of +100 Basis Point Change	2002	Effect of +100 Basis Point Change
Fixed Income Investments:
Trading	$16,953	$(810)	$24,060	$(306)
Non trading	2,795	(134)	4,402	(56)

INVESTMENTS WITH EQUITY PRICE RISK—FAIR VALUE

        The Operating Partnership's investments also include investments in equity mutual funds and equity hedge funds. The following table provides the Operating Partnership's potential exposure from those investments, measured in terms of fair value, to an immediate 10% drop in equity prices from those prevailing at December 31, 2003 and 2002. A 10% decrease in equity prices is a hypothetical scenario used to calibrate potential risk and does not represent management's view of future market changes. While these fair value measurements provide a representation of equity price sensitivity of equity mutual funds and equity hedge funds, they are based on the Operating Partnership's exposures at a particular point in time and may not be representative of future market results. These exposures will change as a result of ongoing portfolio activities in response to management's assessment of changing market conditions and available investment opportunities (in thousands):

	At December 31,
	2003	Effect of -10% Equity Price Change	2002	Effect of -10% Equity Price Change
Equity Investments:
Trading	$58,838	$(5,884)	$15,609	$(1,561)
Non trading	71,832	(7,183)	40,080	(4,008)

DEBT—FAIR VALUE

        At year-end 2003 and 2002, the aggregate fair value of long-term debt issued by the Operating Partnership was $432.4 million and $429.3 million, respectively. The table below provides the potential fair value exposure to an immediate 100 basis point decrease in interest rates at all maturities and a ten percent decrease in exchange rates from those prevailing at year-end 2003 and 2002 (in thousands):

	At December 31,
	2003	Effect of -100 Basis Point Change	Effect of -10% Exchange Rate Change	2002	Effect of -100 Basis Point Change	Effect of -10% Exchange Rate Change
Long-term debt—Non-trading	$432,358	$19,499	$768	$429,266	$29,421	$693

Item 8.        Financial Statements and Supplementary Data

ALLIANCE CAPITAL MANAGEMENT L.P.
AND SUBSIDIARIES

Consolidated Statements of Financial Condition
(in thousands)

	December 31,
	2003	2002
ASSETS
Cash and cash equivalents	$502,858	$417,758
Cash and securities segregated, at market (cost $1,285,632 and $1,174,215)	1,285,801	1,174,323
Receivables, net:
Brokers and dealers	1,617,882	957,318
Brokerage clients	334,482	218,783
Fees, net	337,711	274,225
Investments	121,871	54,918
Furniture, equipment and leasehold improvements, net	226,121	249,688
Goodwill, net	2,876,657	2,876,657
Intangible assets, net	346,725	367,425
Deferred sales commissions, net	387,218	500,890
Other investments	28,547	29,233
Other assets	105,796	96,752

Total assets	$8,171,669	$7,217,970

LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
Payables:
Brokers and dealers	$1,127,183	$588,524
Brokerage clients	1,899,458	1,578,677
Alliance Mutual Funds	114,938	119,910
Accounts payable and accrued expenses	524,703	234,133
Accrued compensation and benefits	311,075	298,485
Debt	405,327	426,907
Minority interests in consolidated subsidiaries	10,516	7,883

Total liabilities	4,393,200	3,254,519

Commitments and contingencies (See Note 15)
Partners' capital:
General Partner	39,195	41,335
Limited partners: 251,382,122 and 250,140,293 Units issued and outstanding	3,858,538	4,082,433

	3,897,733	4,123,768
Capital contributions receivable from General Partner	(35,698)	(35,137)
Deferred compensation expense	(111,134)	(129,045)
Accumulated other comprehensive income	27,568	3,865

Total partners' capital	3,778,469	3,963,451

Total liabilities and partners' capital	$8,171,669	$7,217,970

See Accompanying Notes to Consolidated Financial Statements.

ALLIANCE CAPITAL MANAGEMENT L.P.
AND SUBSIDIARIES

Consolidated Statements of Income
(in thousands, except per Unit amounts)

	Years Ended December 31,
	2003	2002	2001
Revenues:
Investment advisory and services fees	$1,882,399	$1,847,876	$2,023,766
Distribution revenues	436,037	467,463	544,605
Institutional research services	267,868	294,910	265,815
Shareholder servicing fees	94,276	101,569	96,324
Other revenues, net	52,241	30,604	62,388

	2,732,821	2,742,422	2,992,898

Expenses:
Employee compensation and benefits	914,529	907,075	930,672
Promotion and servicing:
Distribution plan payments	370,575	392,780	429,056
Amortization of deferred sales commissions	208,565	228,968	230,793
Other	164,972	193,322	233,555
General and administrative	339,706	329,059	311,958
Interest	25,286	27,385	32,051
Amortization of goodwill and intangible assets	20,700	20,700	172,638
Charge for mutual fund matters and legal proceedings	330,000	—	—

	2,374,333	2,099,289	2,340,723

Income before income taxes	358,488	643,133	652,175
Income taxes	28,680	32,155	37,550

Net income	$329,808	$610,978	$614,625

Net income per Unit:
Basic	$1.30	$2.42	$2.45

Diluted	$1.29	$2.39	$2.40

See Accompanying Notes to Consolidated Financial Statements.

ALLIANCE CAPITAL MANAGEMENT L.P.
AND SUBSIDIARIES

Consolidated Statements of Changes in Partners' Capital and Comprehensive Income
(in thousands, except per Unit amounts)

Years Ended December 31,	General Partner's Capital	Limited Partners' Capital	Capital Contributions Receivable	Deferred Compensation Expense	Accumulated Other Comprehensive Income	Total Partners' Capital
Balance at December 31, 2000	$43,005	$4,255,560	$(32,668)	$(130,377)	$(1,843)	$4,133,677

Comprehensive Income:
Net income	6,146	608,479	—	—	—	614,625
Other comprehensive income:
Unrealized loss on investments, net	—	—	—	—	(1,512)	(1,512)
Foreign currency translation adjustment, net	—	—	—	—	(1,492)	(1,492)

Comprehensive Income	6,146	608,479	—	—	(3,004)	611,621

Cash distributions to General Partner and Alliance Capital Unitholders ($3.14 per Alliance Capital Unit)	(7,860)	(777,670)	—	—	—	(785,530)
Capital contributions from General Partner	—	—	745	—	—	745
Purchase of Alliance Holding Units to fund deferred compensation plans	—	(10,458)	—	(12,464)	—	(22,922)
Amortization of deferred compensation expense	—	—	—	26,457	—	26,457
Compensation plan accrual	20	1,984	(2,004)	—	—	—
Proceeds from options for Alliance Holding Units exercised and associated tax benefit	242	23,870	—	—	—	24,112

Balance at December 31, 2001	41,553	4,101,765	(33,927)	(116,384)	(4,847)	3,988,160

Comprehensive Income:
Net income	6,110	604,868	—	—	—	610,978
Other comprehensive income:
Unrealized loss on investments, net	—	—	—	—	(97)	(97)
Foreign currency translation adjustment, net	—	—	—	—	8,809	8,809

Comprehensive Income	6,110	604,868	—	—	8,712	619,690

Cash distributions to General Partner and Alliance Capital Unitholders ($2.60 per Alliance Capital Unit)	(6,572)	(647,653)	—	—	—	(654,225)
Capital contributions from General Partner	—	—	1,057	—	—	1,057
Purchase of Alliance Holding Units to fund deferred compensation plans	—	(910)	—	(72,171)	—	(73,081)
Compensatory unit options expense	—	283	—	—	—	283
Amortization of deferred compensation expense	—	—	—	59,510	—	59,510
Compensation plan accrual	23	2,244	(2,267)	—	—	—
Proceeds from options for Alliance Holding Units exercised and associated tax benefit	221	21,836	—	—	—	22,057

Balance at December 31, 2002	41,335	4,082,433	(35,137)	(129,045)	3,865	3,963,451

Comprehensive Income:
Net income	3,298	326,510	—	—	—	329,808
Other comprehensive income:
Unrealized gain on investments, net	—	—	—	—	2,325	2,325
Foreign currency translation adjustment, net	—	—	—	—	21,378	21,378

Comprehensive Income	3,298	326,510	—	—	23,703	353,511

Cash distributions to General Partner and Alliance Capital Unitholders ($2.24 per Alliance Capital Unit)	(5,671)	(560,927)	—	—	—	(566,598)
Capital contributions from General Partner	—	—	1,734	—	—	1,734
Purchase of Alliance Holding Units to fund deferred compensation plans	—	(15,690)	—	(51,390)	—	(67,080)
Compensatory unit options expense	—	2,589	—	—	—	2,589
Amortization of deferred compensation expense	—	—	—	69,301	—	69,301
Compensation plan accrual	23	2,272	(2,295)	—	—	—
Proceeds from options for Alliance Holding Units exercised and associated tax benefit	210	21,351	—	—	—	21,561

Balance at December 31, 2003	$39,195	$3,858,538	$(35,698)	$(111,134)	$27,568	$3,778,469

See Accompanying Notes to Consolidated Financial Statements.

ALLIANCE CAPITAL MANAGEMENT L.P.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net income	$329,808	$610,978	$614,625
Adjustments to reconcile net income to net cash provided from operating activities:
Amortization of deferred sales commissions	208,565	228,968	230,793
Amortization of deferred compensation	116,357	99,237	50,455
Other depreciation and amortization	77,583	71,584	230,419
Other, net	(13,057)	3,825	2,447
Changes in assets and liabilities:
(Increase) decrease in segregated cash and securities	(111,478)	240,835	(108,824)
(Increase) decrease in receivable from brokers and dealers	(658,979)	484,544	(124,903)
(Increase) decrease in receivable from brokerage clients	(114,861)	(60,544)	31,000
(Increase) decrease in fees receivable	(57,322)	83,184	44,881
(Increase) in deferred sales commissions	(94,886)	(81,597)	(163,349)
(Increase) decrease in trading and other investments	(21,864)	1,029	12,441
(Increase) decrease in other assets	(6,968)	(8,048)	7,154
(Decrease) in payable to Alliance Mutual Funds	(5,101)	(91,834)	(67,572)
Increase (decrease) in payable to brokers and dealers	537,619	(407,926)	113,244
Increase (decrease) in payable to brokerage clients	320,312	(243,988)	185,866
Increase (decrease) in accounts payable and accrued expenses	287,600	34,235	(39,134)
(Decrease) in accrued compensation and benefits	(35,372)	(61,462)	(9,184)

Net cash provided from operating activities	757,956	903,020	1,010,359

Cash flows from investing activities:
Purchase of investments	(62,607)	(10,543)	(1,535)
Proceeds from sale of investments	36,514	5,699	2,392
Purchase of business, net	—	—	(5,422)
Additions to furniture, equipment and leasehold improvements, net	(29,154)	(53,548)	(87,000)

Net cash (used in) investing activities	(55,247)	(58,392)	(91,565)

Cash flows from financing activities:
Proceeds from issuance of debt	1,277,923	13,527,359	18,723,030
Repayment of debt	(1,300,000)	(13,730,332)	(18,896,141)
Cash distributions to General Partner and Alliance Capital Unitholders	(566,598)	(654,225)	(785,530)
Capital contributions from General Partner	1,734	1,057	745
Proceeds from options for Alliance Holding Units exercised and associated tax benefit	21,561	22,057	24,112
Purchase of Alliance Holding Units to fund deferred compensation plans, net	(67,080)	(73,081)	(22,922)

Net cash (used in) financing activities	(632,460)	(907,165)	(956,706)

Effect of exchange rate changes on cash and cash equivalents	14,851	6,281	(75)

Net increase (decrease) in cash and cash equivalents	85,100	(56,256)	(37,987)
Cash and cash equivalents at beginning of the period	417,758	474,014	512,001

Cash and cash equivalents at end of the period	$502,858	$417,758	$474,014

See Accompanying Notes to Consolidated Financial Statements.

ALLIANCE CAPITAL MANAGEMENT L.P.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.     Reorganization and Bernstein Acquisition

        Effective October 29, 1999, Alliance Capital Management Holding L.P., formerly known as Alliance Capital Management L.P. ("Alliance Holding"), reorganized by transferring its business to Alliance Capital Management L.P., a newly formed private partnership ("Alliance Capital" or the "Operating Partnership"), in exchange for all of the Units of Alliance Capital (the "Reorganization"). As part of the Reorganization, Alliance Holding offered each Alliance Holding Unitholder the opportunity to exchange Alliance Holding Units for Alliance Capital Units on a one-for-one basis. The Operating Partnership recorded the transferred assets and assumption of liabilities at the amounts reflected in Alliance Holding's books and records on the date of transfer. Since the Reorganization, the Operating Partnership has conducted the diversified investment management services business formerly conducted by Alliance Holding, and Alliance Holding's business has consisted of holding Alliance Capital Units and engaging in related activities. Alliance Capital Management Corporation ("ACMC"), an indirect wholly-owned subsidiary of AXA Financial, Inc. ("AXA Financial"), is the general partner of both Alliance Holding and the Operating Partnership. AXA Financial is an indirect wholly-owned subsidiary of AXA, which is a holding company for an international group of insurance and related financial services companies. Alliance Capital is a registered investment adviser under the Investment Advisers Act of 1940. Alliance Holding Units are publicly traded on the New York Stock Exchange ("NYSE") under the ticker symbol "AC". Alliance Capital Units do not trade publicly and are subject to significant restrictions on transfer.

        On October 2, 2000, the Operating Partnership acquired the business and assets of SCB Inc., an investment research and management company formerly known as Sanford C. Bernstein Inc. ("Bernstein"), and assumed the liabilities of Bernstein ("Bernstein Acquisition"). The purchase price consisted of a cash payment of $1.4754 billion and 40.8 million newly issued Alliance Capital Units. AXA Financial purchased approximately 32.6 million newly issued Alliance Capital Units for $1.6 billion on June 21, 2000 to fund the cash portion of the purchase price. On November 25, 2002, SCB Partners Inc., a wholly-owned subsidiary of SCB Inc., sold to ECMC, LLC, an indirect wholly-owned subsidiary of AXA Financial ("ECMC"), 8,160,000 Alliance Capital Units pursuant to an agreement entered into in connection with the Bernstein Acquisition. On March 5, 2004, SCB Partners Inc. sold to ECMC an additional 8,160,000 Alliance Capital Units ("Sale") under that agreement.

        ACMC owns 100,000 general partnership units in Alliance Holding and a 1% general partnership interest in the Operating Partnership. As of December 31, 2003, AXA, AXA Financial, The Equitable Life Assurance Society of the United States (a wholly-owned subsidiary of AXA Financial, "ELAS") and certain subsidiaries of ELAS beneficially owned 136,859,599 Alliance Capital Units or approximately 54.4% of the issued and outstanding Alliance Capital Units and 1,444,356 Alliance Holding Units or approximately 1.9% of the issued and outstanding Alliance Holding Units which, including the general partnership interests in the Operating Partnership and Alliance Holding, represents an economic interest of approximately 55.5% in the Operating Partnership. Following the Sale, AXA Financial's economic interest in the Operating Partnership increased by approximately 3.0% to approximately 58.5%. As of December 31, 2003, Alliance Holding owned 77,988,279 Alliance Capital Units or approximately 31.0% of the issued and outstanding Alliance Capital Units. As of December 31, 2003, SCB Partners Inc. owned 32,640,000 Alliance Capital Units or approximately 13.0% of the issued and outstanding Alliance Capital Units (and, following the Sale, 24,480,000 Alliance Capital Units or approximately 9.7%, respectively).

2.     Business Description

        The Operating Partnership provides diversified investment management and related services globally to a broad range of clients including (a) institutional investors, consisting of unaffiliated entities such as corporate and public employee pension funds, endowment funds, domestic and foreign institutions and governments and of affiliates such as AXA and its insurance company subsidiaries, by means of separately managed accounts, institutional sub-advisory relationships, structured products, group trusts, mutual funds, and other investment vehicles (b) private clients, consisting of high net-worth individuals, trusts and estates, charitable foundations, partnerships, private and family corporations and other entities, by means of separately managed accounts, hedge funds and other investment vehicles, (c) individual investors by means of retail mutual funds sponsored by the Operating Partnership, its subsidiaries and affiliated joint venture companies, including cash management products such as money market funds and deposit accounts and sub-advisory relationships in respect of mutual funds sponsored by third parties and other investment vehicles ("Alliance Mutual Funds"), and managed account products, and (d) institutional investors desiring institutional research services by means of in-depth research, portfolio strategy, trading and brokerage-related services. The Operating Partnership and its subsidiaries provide investment management, distribution and/or shareholder and administrative services to Alliance Mutual Funds.

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

Principles of Consolidation

        The consolidated financial statements include the Operating Partnership, its majority-owned and/or controlled subsidiaries and Alliance Mutual Funds in which the Operating Partnership's ownership interest exceeds 50%. The equity method of accounting is used for unconsolidated subsidiaries and Alliance Mutual Funds during their incubation periods in which the Operating Partnership's ownership interests range from 20 to 50 percent and the Operating Partnership exercises significant influence over operating and financial policies. All significant intercompany transactions and balances among the consolidated entities have been eliminated.

Cash and Cash Equivalents

        Cash and cash equivalents include cash on hand, demand deposits and highly liquid investments including money market accounts with average maturities of three months or less. Due to the short-term nature of these instruments, this recorded value approximates fair value.

Fee Receivables, net

        Fee receivables, net is shown net of allowances. An allowance for doubtful accounts related to third party investment advisory and services fees is determined through an analysis of the aging of receivables, assessments of collectibility based on historical trends and other qualitative and quantitative analyses.

Investments

        Investments, principally investments in United States Treasury Bills, unconsolidated Alliance Mutual Funds and securities held by consolidated Alliance Mutual Funds, are classified as either trading or available-for-sale securities. The trading investments are stated at fair value with unrealized gains and losses reported in net income. Available-for-sale investments are stated at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income in partners' capital. Realized gains and losses on the sale of investments are included in income currently and are determined using the specific-identification method.

Furniture, Equipment and Leasehold Improvements, Net

        Furniture, equipment and leasehold improvements, net are stated at cost, less accumulated depreciation and amortization. Depreciation is recognized on a straight-line basis over the estimated useful lives of eight years for furniture and three to six years for equipment and software. Leasehold improvements are amortized on a straight-line basis over the lesser of their estimated useful lives or the terms of the related leases.

Goodwill, Net

        Goodwill, net represents the excess of the purchase price over the fair value of identifiable assets of acquired companies. Prior to 2002, goodwill was amortized over estimated useful lives ranging from twenty to forty years. The Operating Partnership adopted Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets", on January 1, 2002. Under SFAS No. 142, goodwill is no longer amortized but is tested annually for impairment. Possible goodwill impairment is indicated if the net recorded value of the Operating Partnership's assets and liabilities exceeds estimated fair value, which would then require the measurement of the Operating Partnership's assets and liabilities as if the Operating Partnership had been acquired. This measurement may or may not result in goodwill impairment. If impaired, the recorded amount is reduced to estimated fair value with a corresponding charge to expense.

Intangible Assets, Net and Deferred Sales Commissions, Net

        Intangible assets, net consist of costs assigned to investment management contracts of businesses acquired. These costs are being amortized on a straight-line basis over estimated useful lives of twenty years.

        Sales commissions paid to financial intermediaries in connection with the sale of shares of open-end Alliance Mutual Funds sold without a front-end sales charge are capitalized as deferred sales commissions and amortized over periods not exceeding five and one-half years, the periods of time during which deferred sales commissions are generally recovered from distribution services fees received from those funds and from contingent deferred sales charges ("CDSC") received from shareholders of those funds upon the redemption of their shares. CDSC cash recoveries are recorded as reductions in unamortized deferred sales commissions when received.

        Management tests intangible assets and the deferred sales commission asset for impairment quarterly, or monthly when events or changes in circumstances occur that could significantly increase the risk of impairment of these assets. Undiscounted future cash flows estimated by management to be realized from each of these assets are compared to their respective recorded amounts. Management assesses the results of these analyses, and other relevant factors, to determine if these assets are recoverable. If management determines these assets are not recoverable, an impairment condition would exist and the impairment loss would be measured as the amount by which the recorded amount of those assets exceeds their estimated fair value. Estimated fair value is determined using management's best estimate of future cash flows discounted to a present value amount.

Derivative Financial Instruments

        Management of the Operating Partnership manages interest paid on outstanding debt through the use of derivative financial instruments. Derivative financial instruments are accounted for at fair value with resulting gains and losses included in interest expense.

Revenue Recognition

        Investment advisory and services base fees, generally calculated as a percentage, referred to as "basis points", of assets under management for clients, are recorded as revenue as the related services are performed. Certain investment advisory contracts provide for a performance fee, in addition to or in lieu of a base fee, that is calculated as either a percentage of absolute investment results or a percentage of investment results in excess of a stated benchmark over a specified period of time. Performance fees are recorded as revenue at the end of each measurement period. Investment advisory and services fees include brokerage transaction charges received by Sanford C. Bernstein & Co., LLC ("SCB LLC"), a wholly-owned subsidiary of the Operating Partnership, for substantially all private client transactions and certain institutional investment management client transactions. Institutional research services revenue consists of brokerage transaction charges received by SCB LLC and Sanford C. Bernstein Limited ("SCBL"), a wholly-owned subsidiary of the Operating Partnership, for in-depth research and other services provided to institutional investors. Brokerage transaction charges earned and related expenses are recorded on a trade date basis. Distribution revenues and shareholder servicing fees are accrued as earned.

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

Collateralized Securities Transactions

        Customers' securities transactions are reported on a settlement date basis with related commission income and expenses reported on a trade date basis. Receivables from and payables to customers include amounts due on cash and margin transactions. Securities owned by customers are held as collateral for receivables. Such collateral is not reflected in the consolidated financial statements. Principal securities transactions and related expenses are recorded on a trade date basis.

        SCB LLC and SCBL account for transfers of financial assets in accordance with Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Securities borrowed and securities loaned are recorded at the amount of cash collateral advanced or received in connection with the transaction and are included in receivables from and payables to brokers and dealers in the Operating Partnership's Consolidated Statements of Financial Condition. Securities borrowed transactions require SCB LLC and SCBL to deposit cash collateral with the lender. With respect to securities loaned, SCB LLC and SCBL receive cash collateral from the borrower. The initial collateral advanced or received approximates or is greater than the fair value of securities borrowed or loaned. SCB LLC and SCBL monitor the fair value of the securities borrowed and loaned on a daily basis and request additional collateral or return excess collateral as appropriate. Income or expense is recognized over the life of the transactions.

Compensatory Option Plans

        The Operating Partnership adopted in 2002 the fair value method of recording compensation expense, on a prospective basis and using a straight-line amortization policy, relating to compensatory option awards of Alliance Holding Units as permitted by Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation", as amended by Statement of Financial Accounting Standards No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation—Transition and Disclosure". Under the fair value method, compensation expense is measured at the grant date based on the estimated fair value of the award and is recognized over the vesting period. Fair value is determined using the Black-Scholes option-pricing model. See "Note 20. Compensatory Unit Award and Option Plans" for a description of the Operating Partnership's compensatory option plans and the Black-Scholes option-pricing model. Compensation expense, resulting from 2003 and 2002 unit option awards, totaled approximately $2.5 million and $0.3 million for the years ended December 31, 2003 and 2002, respectively.

        For option awards prior to 2002, the Operating Partnership applied the provisions of Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees", under which compensation expense is recognized only if the market price of the underlying Alliance Holding Units exceeds the exercise price at the date of grant. As a result, the Operating Partnership did not record compensation expense for option awards made prior to 2002. Had the Operating Partnership recorded compensation expense for those options based on the fair value at their grant date under SFAS 123, the Operating Partnership's net income for 2003, 2002 and 2001 would have been reduced to the pro forma amounts indicated below (in thousands):

	Years Ended December 31,
	2003	2002	2001
SFAS 123 pro forma net income:
Net income as reported	$329,808	$610,978	$614,625
Add: stock-based compensation expense included in net income, net of tax	2,460	269	—
Deduct: total stock-based compensation expense determined under fair value method for all awards, net of tax	(10,800)	(17,782)	(17,901)

SFAS 123 pro forma net income	$321,468	$593,465	$596,724

Net income per Unit:
Basic Net income per unit as reported	$1.30	$2.42	$2.45

Basic Net income per unit pro forma	$1.27	$2.35	$2.38

Diluted Net income per unit as reported	$1.29	$2.39	$2.40

Diluted Net income per unit pro forma	$1.26	$2.32	$2.33

Foreign Currency Translation

        Assets and liabilities of foreign subsidiaries are translated into United States dollars at exchange rates in effect at the balance sheet dates, and related revenues and expenses are translated into United States dollars at average exchange rates in effect during each period. Net foreign currency gains and losses resulting from the translation of assets and liabilities of foreign operations into United States dollars are reported as a separate component of Accumulated Other Comprehensive Income in the Operating Partnership's Consolidated Statements of Changes in Partners' Capital and Comprehensive Income. Net realized foreign currency transaction gains and (losses) were $3.0 million, $1.3 million and $(0.3) million for 2003, 2002 and 2001, respectively.

Cash Distributions

        The Operating Partnership is required to distribute all of its Available Cash Flow, as defined in the Alliance Capital Partnership Agreement, to the General Partner and Alliance Capital Unitholders. Cash distributions are recorded when declared.

Comprehensive Income

        Total comprehensive income is reported in the Operating Partnership's Consolidated Statements of Changes in Partners' Capital and Comprehensive Income and includes net income, unrealized gains and losses on investments classified as available-for-sale, and foreign currency translation adjustments. The accumulated balance of comprehensive income items is displayed separately in the partners' capital section of the Operating Partnership's Consolidated Statements of Financial Condition.

Reclassifications

        Certain prior period amounts have been reclassified to conform to current year presentation. These include the reclassification of certain distribution payments to financial intermediaries from distribution plan payments to other promotion and servicing expense; the reclassification of certain expenses associated with deferred compensation owed to employees from interest expense to employee compensation and benefits expense in the Consolidated Statements of Income; separate disclosure of amortization of deferred sales commissions and deferred compensation in the Consolidated Statements of Cash Flows; and the reclassification of certain money market funds with average maturities of less than three months from Investments to Cash and Cash Equivalents.

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

        On February 29, 1996, Alliance Holding acquired substantially all of the assets and liabilities of Cursitor Holdings, L.P. ("CHLP") and all of the outstanding shares of Cursitor Holdings Limited, currently Cursitor Alliance Holdings Limited (collectively, "Cursitor"), for approximately $159.0 million. The acquisition of Cursitor was accounted for under the purchase method. On February 23, 2001 CHLP exercised its option to require the Operating Partnership to purchase the minority interest for $10.0 million. During the fourth quarter of 2000, management of the Operating Partnership determined that the remaining value of the intangible assets recorded in connection with this acquisition was impaired and wrote-off the remaining balance, resulting in a charge of $16.6 million included in non-recurring items, net.

5.     Cash and Securities Segregated Under Federal Regulations and Other Requirements

        At December 31, 2003 and 2002, $1.3 billion and $1.2 billion, respectively, in United States Treasury Bills were segregated in special reserve bank custody accounts for the exclusive benefit of brokerage customers of SCB LLC under rule 15c3-3 of the Securities Exchange Act of 1934, as amended ("Exchange Act").

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

	Years Ended December 31,
	2003	2002	2001
Net income	$329,808	$610,978	$614,625

Weighted average Units outstanding—Basic	250,639	249,644	247,993
Dilutive effect of compensatory options	2,391	3,751	5,890

Weighted average Units outstanding—Diluted	253,030	253,395	253,883

Basic net income per Unit	$1.30	$2.42	$2.45

Diluted net income per Unit	$1.29	$2.39	$2.40

        At December 31, 2003, 2002 and 2001, options on 7,977,700, 4,856,500 and 4,531,500 Alliance Holding Units, respectively, have been excluded from the diluted net income per Unit computation due to their anti-dilutive effect.

7.     Receivables, Net

        Receivables consist of the following at December 31, 2003 and 2002 (in thousands):

	December 31,
	2003	2002
Brokers and dealers:
Deposits for securities borrowed	$1,523,565	$787,952
Other	94,317	169,366

Total brokers and dealers	1,617,882	957,318

Brokerage clients	334,482	218,783

Fees, net:
Alliance Mutual Funds	131,314	111,949
Unaffiliated clients (net of allowance of $2,922 in 2003 and $2,137 in 2002)	201,062	158,169
Affiliated clients	5,335	4,107

Total fees receivable, net	337,711	274,225

Total receivables, net	$2,290,075	$1,450,326

8.     Investments

        At December 31, 2003, investments consisted of trading investments, principally United States Treasury Bills and Alliance Mutual Funds of $75.8 million and investments available for sale, principally Alliance Mutual Funds, of $46.1 million. At December 31, 2003, investments with a fair market value of $17.0 million were on deposit with various clearing organizations.

        At December 31, 2002, investments consisted of trading investments, principally United States Treasury Bills and Alliance Mutual Funds of $39.7 million and investments available for sale, principally Alliance Mutual Funds, of $15.2 million. At December 31, 2002, investments with a fair market value of $24.1 million were on deposit with various clearing organizations. Certain money market investments with maturities of less than three months of $246.7 million and $11.1 million were reclassified from available-for-sale and trading, respectively, to cash and cash equivalents.

        The amortized cost, gross unrealized gains and losses and fair value of investments available for sale were as follows at December 31, 2003 and 2002 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2003	$43,915	$2,224	$(60)	$46,079
December 31, 2002	15,388	326	(465)	15,249

        Proceeds from sales of investments available-for-sale were approximately $36.5 million, $5.7 million and $2.4 million in 2003, 2002 and 2001, respectively. Gross gains and gross losses realized from the sales for the year ended December 31, 2003, were $1.8 million, and were not material for the years ended December 31, 2002 and 2001.

        The following table summarizes the fair value and temporary unrealized losses by investment category for investments available-for-sale at December 31, 2003 (in thousands):

	Less than 12 months
	Fair Value	Gross Unrealized Losses
Equity investments	$45,776	$(59)
Fixed income investments	303	(1)

Total	$46,079	$(60)

        The Operating Partnership assesses valuation declines to determine the extent to which such declines are fundamental to the underlying investment or attributable to market-related factors. Based on its assessment, management of the Operating Partnership does not believe the declines are other than temporary.

9.     Furniture, Equipment and Leasehold Improvements, Net

        Furniture, equipment and leasehold improvements are comprised of (in thousands):

	December 31,
	2003	2002
Furniture and equipment	$325,269	$304,563
Leasehold improvements	174,935	171,139

	500,204	475,702
Less: Accumulated depreciation and amortization	(274,083)	(226,014)

Furniture, equipment and leasehold improvements, net	$226,121	$249,688

10.   Goodwill, Net and Intangible Assets, Net—Adoption of SFAS 142

        Goodwill, net and amortizable intangible assets, net consist of (in thousands):

	December 31,
	2003	2002
Goodwill, net of accumulated amortization of $214,537 in 2003 and 2002	$2,876,657	$2,876,657

        SFAS 142 changed the accounting for goodwill and certain intangible assets from an amortization method to an impairment approach. Management of the Operating Partnership adopted SFAS 142 on January 1, 2002. SFAS 142 required the Operating Partnership, which is the reporting unit for purposes of SFAS 142, to cease amortizing goodwill as of January 1, 2002 and to test goodwill annually for impairment. The transition test was completed on June 30, 2002 and did not result in an indicated impairment. The annual tests were completed on September 30, 2003 and 2002, respectively, and also did not result in an indicated impairment. In connection with terms reached with the SEC and the NYAG, with respect to market timing investigations into certain Alliance mutual funds, the Operating Partnership also performed the impairment test as of December 31, 2003. This additional test also did not result in an indicated impairment. Had the Operating Partnership not amortized goodwill for the year ended December 31, 2001, net income, basic net income per Unit and diluted net income per Unit would have been as follows (in thousands, except per Unit amounts):

	Years Ended December 31,
	2003	2002	2001
Reported net income	$329,808	$610,978	$614,625
Add back: Goodwill amortization, net of tax	—	—	150,020

Adjusted net income	$329,808	$610,978	$764,645

Reported basic net income per Unit	$1.30	$2.42	$2.45
Add back: Goodwill amortization, net of tax	—	—	0.60

Adjusted basic net income per Unit	$1.30	$2.42	$3.05

Reported diluted net income per Unit	$1.29	$2.39	$2.40
Add back: Goodwill amortization, net of tax	—	—	0.58

Adjusted diluted net income per Unit	$1.29	$2.39	$2.98

	December 31,
	2003	2002
Costs assigned to investment contracts of businesses acquired, net of accumulated amortization	$346,725	$367,425

        The gross carrying amount and accumulated amortization of intangible assets subject to amortization totaled $414.0 million and $414.0 million and $67.3 million and $46.6 million at December 31, 2003 and 2002, respectively. Amortization expense was $20.7 million for each of the years ended December 31, 2003, 2002 and 2001, and estimated amortization expense for each of the next five years is approximately $20.7 million.

11.   Deferred Sales Commissions, Net

        Deferred sales commissions, net consist of (in thousands):

	December 31,
	2003	2002
Deferred sales commissions, net of accumulated amortization	$387,218	$500,890

        The gross carrying amount of deferred sales commissions, accumulated amortization and cumulative CDSC received were approximately $1,283.9 million, $701.5 million and $195.2 million and $1,378.0 million, $668.7 million and $208.4 million at December 31, 2003 and 2002, respectively. Amortization expense was $208.6 million, $229.0 million and $230.8 million for the years ended December 31, 2003, 2002 and 2001 respectively. The estimated amortization expense, based on the December 31, 2003 net balance of approximately $387.2 million, for each of the next five years is approximately $172.2 million, $114.1 million, $63.1 million, $28.2 million, and $8.9 million.

12.   Other Investments

        Other investments, at equity or cost, are comprised of (in thousands):

	December 31,
	2003	2002
Investments in sponsored partnerships and other investments	$17,911	$19,899
Investments in unconsolidated affiliates	10,636	9,334

Other investments	$28,547	$29,233

13.   Debt

        In September 2002, the Operating Partnership entered into an $800 million five-year revolving credit facility with a group of commercial banks and other lenders, which replaced three previously existing credit facilities aggregating $875 million. Of the $800 million total, $425 million is intended to provide back-up liquidity for the Operating Partnership's $425 million commercial paper program, with the balance available for general purposes of the Operating Partnership, including capital expenditures and funding the payments of sales commissions to financial intermediaries under the System. The interest rate, at the option of the Operating Partnership, is a floating rate generally based upon a defined prime rate, a rate related to the London Interbank Offered Rate (LIBOR) or the Federal Funds rate. The credit facility also provides for a facility fee payable on the total facility. In addition, a utilization rate fee is payable in the event the average aggregate daily outstanding balance exceeds $400 million for each calendar quarter. The revolving credit facility contains covenants which, among other things, require the Operating Partnership to meet certain financial ratios. The Operating Partnership was in compliance with the covenants at December 31, 2003.

        Since December 1999, the Operating Partnership has maintained a $100 million ECN program as a supplement to its $425 million commercial paper program. ECNs are short-term uncommitted debt instruments that do not require back-up liquidity support.

        In August 2001, the Operating Partnership issued $400 million 5.625% Notes ("Senior Notes") in a public offering. The Operating Partnership may issue up to $600 million in senior debt securities. The Senior Notes mature in 2006 and are redeemable at any time. The proceeds from the Senior Notes were used to reduce commercial paper and credit facility borrowings and for other general partnership purposes.

        In February 2002, the Operating Partnership signed a $125 million agreement with a commercial bank, under which it guaranteed certain obligations of SCBL incurred in the ordinary course of its business in the event SCBL is unable to meet these obligations. If SCBL is unable to satisfy any guaranteed obligation in full when due, the Operating Partnership will pay such obligation within three days of being notified of SCBL's failure to pay. This agreement is continuous and remains in effect until payment in full of any such obligation has been made by SCBL. At December 31, 2003, the Operating Partnership was not required to perform under the agreement and had no liability outstanding in connection with the agreement.

        The Operating Partnership's total available debt, amounts outstanding, and weighted average interest rates at December 31, 2003 and 2002 were as follows:

	December 31,
	2003				2002
	Total Available		Amount Outstanding	Interest Rate	Total Available		Amount Outstanding	Interest Rate
	(Dollars in millions)
Senior Notes	$600.0		$398.8	5.6%	$600.0		$398.4	5.6%
Commercial paper	425.0		—	—	425.0		22.0	1.3
Revolving credit facility	375.0	(1)	—	—	375.0	(1)	—	—
Extendible Commercial Notes	100.0		—	—	100.0		—	—
Other	n/a		6.5	2.8	n/a		6.5	3.4

Total	$1,500.0		$405.3	5.6%	$1,500.0		$426.9	5.4%

(1)
Excludes $425 million of this $800 million facility, which is intended to provide back-up liquidity for the commercial paper program.

14.   Interest Rate Cap Agreement

        Until December 2001, the Operating Partnership maintained an agreement with a major U.S. commercial bank to reduce its exposure to interest rate risk by effectively placing an interest rate ceiling or "cap" of 6% per annum on interest payable on up to $100 million of outstanding debt. The interest rate cap was accounted for at fair value with resulting gains and losses included in interest expense.

15.   Commitments and Contingencies

        The Operating Partnership and its subsidiaries lease office space, furniture and office equipment under various operating leases. The future minimum payments under noncancelable leases, net of sublease commitments, at December 31, 2003 aggregated $1.1 billion and are payable as follows:

$77.6 million, $77.8 million, $74.1 million, $68.9 million and $65.8 million for the years 2004 through 2008, respectively, and a total of $700.4 million thereafter through 2021. The future minimum sublease rentals to be received at December 31, 2003 aggregated $37.9 million and are receivable as follows: $9.5 million, $6.2 million, $2.5 million, $2.2 million and $2.1 million for the years 2004 through 2008, respectively, and a total of $15.4 million thereafter through 2016. Office leases contain escalation clauses that provide for the pass through of increases in operating expenses and real estate taxes. Rent expense for the years ended December 31, 2003, 2002 and 2001 was $65.5 million, $76.1 million and $73.4 million, respectively.

Deferred Sales Commission Asset

        The Operating Partnership's mutual fund distribution system includes a multi-class share structure. The System permits the Operating Partnership's open-end mutual funds to offer investors various options for the purchase of mutual fund shares, including the purchase of Front-End Load Shares and Back-End Load Shares. The Front-End Load Shares are subject to a conventional front-end sales charge paid by investors to AllianceBernstein Investment Research and Management, Inc. ("ABIRM"), a wholly-owned subsidiary of the Operating Partnership, at the time of sale. ABIRM in turn pays sales commissions to the financial intermediaries distributing the funds from the front-end sales charge it receives from investors. For Back-End Load Shares, investors do not pay a front-end sales charge although, if there are redemptions before the expiration of the minimum holding period (which ranges from one year to four years), investors pay CDSC to ABIRM. While ABIRM is obligated to pay sales commissions to the financial intermediaries at the time of the purchase of Back-End Load Shares, it receives higher ongoing distribution services fees from the mutual funds. Payments of sales commissions made to financial intermediaries in connection with the sale of Back-End Load Shares under the System, net of CDSC received, totaled approximately $94.9 million, $81.6 million, and $163.3 million during 2003, 2002 and 2001, respectively.

        Payments of sales commissions made to financial intermediaries in connection with the sale of Back-End Load Shares under the System are capitalized as deferred sales commissions and amortized over periods not exceeding five and one-half years, the periods of time during which deferred sales commissions are expected to be recovered from distribution services fees received from those funds and from CDSC received from shareholders of those funds upon redemption of their shares. CDSC cash recoveries are recorded as reductions of unamortized deferred sales commissions when received. The recorded amount of the net deferred sales commission asset was $387.2 million and $500.9 million at December 31, 2003 and 2002, respectively.

        Management tests the deferred sales commission asset for recoverability quarterly, or monthly when events or changes in circumstances occur that could significantly increase the risk of impairment of the asset. Management determines recoverability by estimating undiscounted future cash flows to be realized from this asset, as compared to its recorded amount, as well as the estimated remaining life of the deferred sales commission asset over which undiscounted future cash flows are expected to be received. Undiscounted future cash flows consist of ongoing distribution services fees and CDSC. Distribution services fees are calculated as a percentage of average assets under management related to Back-End Load Shares. CDSC is based on the lower of cost or current value, at the time of redemption, of Back-End Load Shares redeemed and the point at which redeemed during the applicable minimum holding period under the System.

        Significant assumptions utilized to estimate future average assets under management of Back-End Load Shares include expected future market levels and redemption rates. Market assumptions are selected using a long-term view of expected average market returns based on historical returns of broad market indices. At December 31, 2003, management used average market return assumptions of 5% for fixed income and 8% for equity to estimate annual market returns. Higher actual average market returns would increase undiscounted future cash flows, while lower actual average market returns would decrease undiscounted future cash flows. Future redemption rate assumptions were determined by reference to actual redemption experience over the three-year and five-year periods ended December 31, 2003. Management used a range of expected average annual redemption rates of 16% to 20% at December 31, 2003, calculated as a percentage of average assets under management. An increase in the actual rate of redemptions would decrease undiscounted future cash flows, while a decrease in the actual rate of redemptions would increase undiscounted future cash flows. These assumptions are reviewed and updated quarterly, or monthly when events or changes in circumstances occur that could significantly increase the risk of impairment of the asset. Estimates of undiscounted future cash flows and the remaining life of the deferred sales commission asset are made from these assumptions. Management considers the results of these analyses performed at various dates. As of December 31, 2003, management determined that the deferred sales commission asset was not impaired. If management determines in the future that the deferred sales commission asset is not recoverable, an impairment condition would exist and a loss would be measured as the amount by which the recorded amount of the asset exceeds its estimated fair value. Estimated fair value is determined using management's best estimate of future cash flows discounted to a present value amount.

        During 2003, equity markets increased by approximately 29% as measured by the change in the Standard & Poor's 500 Stock Index and fixed income markets increased by approximately 4% as measured by the change in the Lehman Brothers' Aggregate Bond Index. The redemption rate for domestic Back-End Load Shares was approximately 22% in 2003. Declines in financial markets or higher redemption levels, or both, as compared to the assumptions used to estimate undiscounted future cash flows, as described above, could result in the impairment of the deferred sales commission asset. Due to the volatility of the capital markets and changes in redemption rates, management is unable to predict whether or when a future impairment of the deferred sales commission asset might occur. Should an impairment occur, any loss would reduce materially the recorded amount of the asset with a corresponding charge to expense.

Legal Proceedings

        On April 25, 2001, an amended class action complaint entitled Miller, et al. v. Mitchell Hutchins Asset Management, Inc., et al. was filed in the United States District Court for the Southern District of Illinois against Alliance Capital, Alliance Fund Distributors, Inc. (now known as "AllianceBernstein Investment Research and Management, Inc. "ABIRM"), and other defendants alleging violations of the Investment Company Act and breaches of common law fiduciary duty. The principal allegations of the amended complaint were that the advisory and distribution fees for certain mutual funds managed by Alliance Capital were excessive in violation of the Investment Company Act and the common law. Plaintiffs subsequently amended their complaint to include as plaintiffs shareholders of the AllianceBernstein Premier Growth Fund ("Premier Growth Fund"), the AllianceBernstein Quasar Fund (now known as AllianceBernstein Small Cap Growth Fund), the AllianceBernstein Growth and Income Fund, the AllianceBernstein Corporate Bond Fund, the AllianceBernstein Growth Fund, the AllianceBernstein Balanced Shares Fund, and the AllianceBernstein Americas Government Income Trust. On December 19, 2003, the parties entered into a settlement agreement resolving the matter, and it has been dismissed by the Court.

        On December 7, 2001, a complaint entitled Benak v. Alliance Capital Management L.P. and Alliance Premier Growth Fund ("Benak Complaint") was filed in the United States District Court for the District of New Jersey against Alliance Capital and Premier Growth Fund alleging that the defendants violated Section 36(b) of the Investment Company Act. The principal allegations of the Benak Complaint are that Alliance Capital breached its duty of loyalty to Premier Growth Fund because one of the directors of the General Partner of Alliance Capital served as a director of Enron Corp. ("Enron") when Premier Growth Fund purchased shares of Enron, and as a consequence thereof the investment advisory fees paid to Alliance Capital by Premier Growth Fund should be returned as a means of recovering for Premier Growth Fund the losses plaintiff alleges were caused by the alleged breach of the duty of loyalty. Subsequently, between December 21, 2001, and July 11, 2002, five complaints making substantially the same allegations and seeking substantially the same relief as the Benak Complaint were filed against Alliance Capital and Premier Growth Fund. All of those actions were consolidated in the United States District Court for the District of New Jersey. On January 6, 2003, a consolidated amended complaint entitled Benak v. Alliance Capital Management L.P. ("Benak Consolidated Amended Complaint") was filed containing allegations similar to those in the individual complaints, although it does not name Premier Growth Fund as a defendant. On February 9, 2004, the court granted with prejudice Alliance Capital's motion to dismiss the Benak Consolidated Amended Complaint, holding that plaintiff's allegations failed to state a claim under Section 36(b). Plaintiffs have thirty days from the entry of the dismissal order to appeal the court's decision dismissing the action.

        Alliance Capital believes that plaintiffs' allegations in the Benak Consolidated Amended Complaint were without merit and intends to vigorously defend against any appeal that may be taken from the dismissal with prejudice of the action.

        On April 8, 2002, in In re Enron Corporation Securities Litigation, a consolidated complaint ("Enron Complaint") was filed in the United States District Court for the Southern District of Texas, Houston Division, against numerous defendants, including Alliance Capital. The principal allegations of the Enron Complaint, as they pertain to Alliance Capital, are that Alliance Capital violated Sections 11 and 15 of the Securities Act with respect to a registration statement filed by Enron and effective with the SEC on July 18, 2001, which was used to sell $1.9 billion Enron Corp. Zero Coupon Convertible Notes due 2021. Plaintiffs allege that Frank Savage, who was at that time an employee of Alliance Capital and who was and remains a director of the General Partner of Alliance Capital, signed the registration statement at issue. Plaintiffs allege that the registration statement was materially misleading. Plaintiffs further allege that Alliance Capital was a controlling person of Frank Savage. Plaintiffs therefore assert that Alliance Capital is itself liable for the allegedly misleading registration statement. Plaintiffs seek rescission or a rescissionary measure of damages. On June 3, 2002, Alliance Capital moved to dismiss the Enron Complaint as the allegations therein pertain to it. On March 12, 2003, that motion was denied. A First Amended Consolidated Complaint ("Enron Amended Consolidated Complaint"), with substantially similar allegations as to Alliance Capital, was filed on May 14, 2003. Alliance Capital filed its answer on June 13, 2003. On May 28, 2003, plaintiffs filed an Amended Motion for Class Certification. On October 23, 2003, following the completion of class discovery, Alliance Capital filed its opposition to class certification. Alliance Capital's motion is pending. The case is currently in discovery.

        Alliance Capital believes that plaintiffs' allegations in the Enron Amended Consolidated Complaint as to it are without merit and intends to vigorously defend against these allegations.

        On May 7, 2002, a complaint entitled The Florida State Board of Administration v. Alliance Capital Management L.P. ("SBA Complaint") was filed in the Circuit Court of the Second Judicial Circuit, in

and for Leon County, Florida against Alliance Capital. The SBA Complaint alleges breach of contract relating to the Investment Management Agreement between The Florida State Board of Administration ("SBA") and Alliance Capital, breach of the covenant of good faith and fair dealing contained in the Investment Management Agreement, breach of fiduciary duty, negligence, gross negligence and violation of the Florida Securities and Investor Protection Act, in connection with purchases and sales of Enron common stock for the SBA investment account. The SBA seeks more than $300 million in compensatory damages and an unspecified amount of punitive damages. On June 10, 2002, Alliance Capital moved to dismiss the SBA Complaint. On September 12, 2002, the court denied Alliance Capital's motion to dismiss the SBA Complaint in its entirety. On November 13, 2003, the SBA filed an amended complaint ("Amended SBA Complaint"). While the Amended SBA Complaint contains the Enron claims, the Amended SBA Complaint also alleges that Alliance Capital breached its contract with the SBA by investing in or continuing to hold stocks for the SBA's investment portfolio that were not "1-rated," the highest rating that Alliance Capital's research analysts could assign. The SBA also added claims for negligent supervision and common law fraud. On December 13, 2003, Alliance Capital moved to dismiss the fraud and breach of fiduciary duty claims in the Amended SBA Complaint. On January 27, 2004, the court denied that motion. The case is currently in discovery.

        Alliance Capital believes that the SBA's allegations in the Amended SBA Complaint are without merit and intends to vigorously defend against these allegations.

        On September 12, 2002, a complaint entitled Lawrence E. Jaffe Pension Plan, Lawrence E. Jaffe Trustee U/A 1198 v. Alliance Capital Management L.P., Alfred Harrison and Alliance Premier Growth Fund, Inc. ("Jaffe Complaint") was filed in the United States District Court for the Southern District of New York against Alliance Capital, Alfred Harrison and Premier Growth Fund alleging violation of the Investment Company Act. Plaintiff seeks damages equal to Premier Growth Fund's losses as a result of Premier Growth Fund's investment in shares of Enron and a recovery of all fees paid to Alliance Capital beginning November 1, 2000. On March 24, 2003, the court granted Alliance Capital's motion to transfer the Jaffe Complaint to the United States District Court for the District of New Jersey to be consolidated with the Benak Consolidated Amended Complaint already pending there. On December 5, 2003, plaintiff filed an amended complaint ("Amended Jaffe Complaint") in the United States District Court for the District of New Jersey. The Amended Jaffe Complaint alleges violations of Section 36(a) of the Investment Company Act, common law negligence, and negligent misrepresentation. Specifically, the Amended Jaffe Complaint alleges that: (i) the defendants breached their fiduciary duties of loyalty, care and good faith to Premier Growth Fund by causing Premier Growth Fund to invest in securities of Enron, (ii) the defendants were negligent for investing in securities of Enron, and (iii) through prospectuses and other documents defendants misrepresented material facts related to Premier Growth Fund's investment objective and policies. On January 23, 2004, defendants moved to dismiss the Amended Jaffe Complaint.

        Alliance Capital and Alfred Harrison believe that plaintiff's allegations in the Amended Jaffe Complaint are without merit and intend to vigorously defend against these allegations.

        On December 13, 2002, a putative class action complaint entitled Patrick J. Goggins, et al. v. Alliance Capital Management L.P., et al. ("Goggins Complaint") was filed in the United States District Court for the Southern District of New York against Alliance Capital, Premier Growth Fund and individual directors and certain officers of Premier Growth Fund. On August 13, 2003, the court granted Alliance Capital's motion to transfer the Goggins Complaint to the United States District Court for the District of New Jersey. On December 5, 2003, plaintiffs filed an amended complaint ("Amended Goggins Complaint") in the United States District Court for the District of New Jersey.

The Amended Goggins Complaint alleges that defendants violated Sections 11, 12(a)(2) and 15 of the Securities Act because the Fund's registration statements and prospectuses contained untrue statements of material fact and omitted material facts. More specifically, the Amended Goggins Complaint alleges that the Fund's investment in Enron was inconsistent with the Fund's stated strategic objectives and investment strategies. Plaintiffs seeks rescissory relief or an unspecified amount of compensatory damages on behalf of a class of persons who purchased shares of Premier Growth Fund during the period October 31, 2000 through February 14, 2002. On January 23, 2004, Alliance Capital moved to dismiss the Amended Goggins Complaint.

        Alliance Capital, Premier Growth Fund and the other defendants believe that plaintiffs' allegations in the Amended Goggins Complaint are without merit and intend to vigorously defend against these allegations.

        On August 9, 2003, the Securities and Exchange Board of India ("SEBI") ordered that Samir C. Arora, a former research analyst/portfolio manager of Alliance Capital, refrain from buying, selling or dealing in Indian securities. Until August 4, 2003, when Mr. Arora announced his resignation from Alliance Capital, he served as head of Asian emerging markets equities and a fund manager of Alliance Capital Asset Management (India) Pvt. Ltd. ("ACAML"), a fund management company 75% owned by Alliance Capital. The order states that Mr. Arora relied on unpublished price sensitive information in making certain investment decisions on behalf of certain clients of ACAML and Alliance Capital, that there were failures to make required disclosures regarding the size of certain equity holdings, and that Mr. Arora tried to influence the sale of Alliance Capital's stake in ACAML. Mr. Arora contested the findings in the order by filing objections at a personal hearing held on August 28, 2003. On September 24, 2003, SEBI issued an order confirming its previous order against Mr. Arora. On October 10, 2003, Mr. Arora filed an appeal with the Securities Appellate Tribunal ("SAT") seeking certain interim reliefs. Mr. Arora's appeal was heard by the SAT on December 15, 2003. The SAT passed an order on January 12, 2004 wherein it did not grant any interim reliefs to Mr. Arora since SEBI had stated that the investigations in the matter were in progress. However, SAT has directed SEBI to complete the investigations by February 28, 2004 and to pass final orders in the matter by March 31, 2004.

        Alliance Capital is reviewing this matter, and at the present time management of Alliance Capital does not believe its outcome will have a material impact on Alliance Capital's results of operations or financial condition.

        On September 8, 2003, SEBI issued to Alliance Capital a show cause notice and finding of investigation (the "Notice"). The Notice requires Alliance Capital to explain its failure to make disclosure filings as to the acquisition of shares of five (5) Indian equity securities held at various times by Alliance Capital (through sub-accounts under foreign institutional investor licenses), ACAML and Alliance Capital's local Indian mutual fund as required under the SEBI (Insider Trading) Regulations, 1992 and the SEBI (Substantial Acquisition of Shares and Takeovers) Regulations, 1997 inter alia when the holdings of the said entities in the Relevant Scrips crossed 5% which could make Alliance Capital liable to pay penalties prescribed under Section 15A of the SEBI Act, 1992, which requires that disclosure be made when the holdings of an investor (or a group of investors acting in concert) in an Indian security either exceeds five percent (5%) of the outstanding shares or changes by more than two percent (2%). On October 14, 2003, and November 10, 2003, Alliance Capital filed its reply and written submissions, respectively. Alliance Capital also had a personal hearing before SEBI on October 21, 2003 and the decision of SEBI in relation to the Notice is pending.

        At the present time, management of Alliance Capital does not believe the outcome of this matter will have a material impact on Alliance Capital's results of operations or financial condition.

        On October 1, 2003, a class action complaint entitled Erb, et al. v. Alliance Capital Management L.P., et al. ("Erb Complaint") was filed in the Circuit Court of St. Clair County, Illinois, against Alliance Capital. Plaintiff, purportedly a shareholder in Premier Growth Fund, alleges that Alliance Capital breached unidentified provisions of Premier Growth Fund's prospectus and subscription and confirmation agreements that allegedly required that every security bought for Premier Growth Fund's portfolio must be a "1-rated" stock, the highest rating that Alliance Capital's analysts could assign. Plaintiff alleges that Alliance Capital impermissibly purchased shares of stocks that were not 1-rated. Plaintiff seeks rescission of all purchases of any non-1-rated stocks Alliance Capital made for Premier Growth Fund over the past ten years, as well as an unspecified amount of damages. On November 25, 2003, Alliance Capital removed the Erb Complaint to the United States District Court for the Southern District of Illinois on the basis that plaintiffs' alleged breach of contract claims are preempted under the Securities Litigation Uniform Standards Act. On December 29, 2003, plaintiff filed a motion for remand. On February 25, 2004, the court granted that motion and remanded the action to state court.

        Alliance Capital believes that plaintiff's allegations in the Erb Complaint are without merit and intends to vigorously defend against these allegations.

Mutual Fund Trading Matters

        On October 2, 2003, a purported class action complaint entitled Hindo, et al. v. AllianceBernstein Growth & Income Fund, et al. ("Hindo Complaint") was filed against Alliance Capital, Alliance Holding, ACMC, AXA Financial, the AllianceBernstein family of mutual funds ("AllianceBernstein Funds"), the registrants and issuers of those funds, certain officers of Alliance Capital ("Alliance defendants"), and certain other defendants not affiliated with Alliance Capital, as well as unnamed Doe defendants. The Hindo Complaint was filed in the United States District Court for the Southern District of New York by alleged shareholders of two of the AllianceBernstein Funds. The Hindo Complaint alleges that certain of the Alliance defendants failed to disclose that they improperly allowed certain hedge funds and other unidentified parties to engage in "late trading" and "market timing" of AllianceBernstein Fund securities, violating Sections 11 and 15 of the Securities Act, Sections 10(b) and 20(a) of the Exchange Act, and Sections 206 and 215 of the Investment Advisers Act. Plaintiffs seek an unspecified amount of compensatory damages and rescission of their contracts with Alliance Capital, including recovery of all fees paid to Alliance Capital pursuant to such contracts.

        Between October 3, 2003 and January 29, 2004, forty additional lawsuits making factual allegations generally similar to those in the Hindo Complaint were filed against Alliance Capital and certain other defendants, and others may be filed. These lawsuits are as follows:

  Federal Court Class Actions

          Twenty-five of the lawsuits were brought as class actions filed in federal court (twenty-one in the United States District Court for the Southern District of New York, two in the United States District Court for the District of New Jersey, one in the United States District Court for the Northern District of California, and one in the United States District Court for the District of Connecticut). Certain of these additional lawsuits allege claims under the Securities Act, the Exchange Act, the Investment Advisers Act, the Investment Company Act and common law. All of these lawsuits are brought on behalf of shareholders of AllianceBernstein Funds, except three. Of these three, one was brought on behalf of a unitholder of Alliance Holding and two were brought on behalf of participants in the Profit Sharing Plan for Employees of Alliance Capital ("Plan"). The latter two lawsuits allege claims under Sections 404, 405 and 406 of The Employee Retirement Income Security Act of 1974, as amended ("ERISA"), on the grounds that defendants violated fiduciary obligations to the Plan by failing to disclose the alleged market timing and late trading activities in AllianceBernstein Funds, and by permitting the Plan to invest in funds subject to those activities. One of these ERISA actions has been voluntarily dismissed.

  Federal Court Derivative Actions

          Eight of the lawsuits were brought as derivative actions in federal court (one in the United States District Court for the Southern District of New York, five in the United States District Court for the Eastern District of New York, and two in the United States District Court for the District of New Jersey). These lawsuits allege claims under the Exchange Act, Section 36(b) of the Investment Company Act and/or common law. Six of the lawsuits were brought derivatively on behalf of certain AllianceBernstein Funds, with the broadest lawsuits being brought derivatively on behalf of all AllianceBernstein Funds, generally alleging that defendants violated fiduciary obligations to the AllianceBernstein Funds and/or fund shareholders by permitting select investors to engage in market timing activities and failing to disclose those activities. Two of the lawsuits were brought derivatively on behalf of Alliance Holding, generally alleging that defendants breached fiduciary obligations to Alliance Holding or its Unitholders by failing to prevent the alleged undisclosed market timing and late trading activities from occurring.

  State Court Representative Actions

          Two lawsuits were brought as class actions in the Supreme Court of the State of New York, County of New York, by alleged shareholders of an AllianceBernstein Fund on behalf of shareholders of the AllianceBernstein Funds. The lawsuits allege that defendants allowed certain parties to engage in late trading and market timing transactions in the AllianceBernstein Funds and that such arrangements breached defendants' fiduciary duty to investors, and purport to state a claim for breach of fiduciary duty. One of the complaints also purports to state claims for breach of contract and tortious interference with contract.

          A lawsuit was filed in Superior Court for the State of California, County of Los Angeles, alleging that defendants violated fiduciary responsibilities and disclosure obligations by permitting certain favored customers to engage in market timing and late trading activities in the AllianceBernstein Funds, and purports to state claims of unfair business practices under Sections 17200 and 17303 of the California Business & Professional Code. Pursuant to these statutes, the action was brought on behalf of members of the general public of the state of California.

  State Court Derivative Actions

          Three lawsuits were brought as derivative actions in state court (one in the Supreme Court of the State of New York, County of New York, and two in the Superior Court of the State of Massachusetts, County of Suffolk). The New York action was brought derivatively on behalf of Alliance Holding and alleges that, in connection with alleged market timing and late trading transactions, defendants breached their fiduciary duties to Alliance Holding and its Unitholders by failing to maintain adequate controls and employing improper practices in managing unspecified AllianceBernstein Funds. The Massachusetts actions were brought derivatively on behalf of certain

  AllianceBernstein Funds and allege state common law claims for breach of fiduciary duty, abuse of control, gross mismanagement, waste and unjust enrichment.

  State Court Individual Action

          A lawsuit was filed in the District Court of Johnson County, Kansas, Civil Court Department, alleging that defendants were negligent and breached their fiduciary duties by knowingly entering into a number of illegal and improper arrangements with institutional investors for the purpose of engaging in late trading and market timing in AllianceBernstein Funds to the detriment of plaintiff and failing to disclose such arrangements in the AllianceBernstein Fund prospectuses, and purports to state claims under Sections 624 and 626 of the Kansas Consumer Protection Act, and Section 1268 of the Kansas Securities Act. The lawsuit also purports to state claims of negligent misrepresentation, professional negligence and breach of fiduciary duty under common law.

        All of these lawsuits seek an unspecified amount of damages.

        All of the federal actions discussed above under "Mutual Fund Trading Matters" (i.e., federal court class actions and federal court derivative actions) are the subject of a petition or tag-along notices filed by Alliance Capital before the Judicial Panel on Multidistrict Litigation ("MDL Panel") seeking to have all of the actions centralized in a single forum for pre-trial proceedings. On January 29, 2004, the MDL Panel held a hearing on these petitions. On February 20, 2004, the MDL Panel transferred all of the actions to the United States District Court for the District of Maryland. Pursuant to agreements among the parties, the Alliance Capital defendants' responses to the federal actions that have been served on Alliance Capital are stayed pending a decision on consolidation by the MDL panel and the filing of an amended or operative complaint. The various plaintiffs seeking appointment to serve as lead plaintiffs have stipulated to stay the lead plaintiff decision until after the MDL Panel makes a decision on the MDL petitions pending before it. In addition, discovery has not commenced in any of these cases. In most of them, discovery is stayed under the Private Securities Litigation Reform Act of 1995 or pursuant to an agreement among the parties.

        Defendants have removed each of the state court representative actions discussed above under "Mutual Fund Trading Matters" and thereafter submitted the actions to the MDL Panel in a notice of tag-along actions. Plaintiff in each of these actions has moved to remand the action back to state court or has indicated an intention to do so. Where defendants have responded to the complaints, defendants have moved to stay proceedings pending transfer by the MDL Panel.

        Defendants have not yet responded to the complaints filed in the state court derivative actions.

        Alliance Capital recorded charges to income totaling $330 million in 2003 in connection with establishing the $250 million restitution fund (which is discussed in detail under "Item 1, Regulation" of this Form 10-K) and certain other matters discussed above under "Legal Proceedings". Management of Alliance Capital, however, cannot determine at this time the eventual outcome, timing or impact of these matters. Accordingly, it is possible that additional charges in the future may be required.

        With respect to certain other matters discussed above under "Legal Proceedings" (other than those referred to in the preceding paragraph and those related to SEBI), management of Alliance Capital and Alliance Holding are unable to estimate the impact, if any, that the outcome of these matters may have on Alliance Capital's or Alliance Holding's results of operations or financial condition.

        Alliance Capital and Alliance Holding are involved in various other inquiries, administrative proceedings and litigation, some of which allege substantial damages. While any proceeding or litigation has the element of uncertainty, Alliance Capital and Alliance Holding believe that the outcome of any one of the other lawsuits or claims that is pending or threatened, or all of them combined, will not have a material adverse effect on Alliance Capital's or Alliance Holding's results of operations or financial condition.

16.   Net Capital

        SCB LLC, a broker-dealer and member of the NYSE, is subject to Uniform Net Capital Rule 15c3-1 of the Exchange Act. SCB LLC computes its net capital under the alternative method permitted by the rule, which requires that minimum net capital, as defined, equal the greater of $1 million, or two percent of aggregate debit items arising from customer transactions, as defined, which amounts to $15.2 million. At December 31, 2003, SCB LLC had net capital of $140.6 million, which was $125.4 million in excess of the minimum net capital requirement of $15.2 million. Advances, dividend payments and other equity withdrawals by SCB LLC are restricted by the regulations of the SEC, NYSE and other securities agencies. At December 31, 2003, $38.0 million was not available for payment of cash dividends and advances. SCBL is a member of the London Stock Exchange. At December 31, 2003, SCBL was subject to minimum net capital requirements of $7.5 million imposed by the Financial Services Authority and had aggregate regulatory net capital of $25.7 million, an excess of $18.2 million.

        ABIRM serves as distributor and/or underwriter for certain Alliance Mutual Funds. ABIRM is registered as a broker-dealer under the Exchange Act and is subject to the minimum net capital requirements imposed by the SEC. ABIRM's net capital at December 31, 2003 was $51.0 million, which was $41.8 million in excess of its required net capital of $9.2 million.

17.   Risk Management

Customer Activities

        In the normal course of business, brokerage activities involve the execution, settlement and financing of various customer securities, which may expose SCB LLC and SCBL to off-balance sheet risk in the event the customer is unable to fulfill its contracted obligations by requiring SCB LLC and SCBL to purchase or sell securities at prevailing market prices.

        SCB LLC's customer securities activities are transacted on either a cash or margin basis. In margin transactions, SCB LLC extends credit to the customer, subject to various regulatory and internal margin requirements. These transactions are collateralized by cash or securities in the customer's account. In connection with these activities, SCB LLC may execute and clear customer transactions involving the sale of securities not yet purchased. SCB LLC seeks to control the risks associated with margin transactions by requiring customers to maintain collateral in compliance with the aforementioned regulatory and internal guidelines. SCB LLC monitors required margin levels daily and, pursuant to such guidelines, requires the customers to deposit additional collateral, or reduce positions, when necessary. A majority of SCB LLC's customer margin accounts are managed on a discretionary basis whereby the Operating Partnership maintains control over the investment activity in the accounts. For these discretionary accounts, SCB LLC's margin deficiency exposure is minimized through maintaining a diversified portfolio of securities and by virtue of the Operating Partnership's discretionary authority and SCB LLC's role as custodian.

        SCB LLC may enter into forward foreign currency contracts on behalf of accounts for which SCB LLC acts as custodian. SCB LLC minimizes credit risk associated with these contracts by monitoring these positions on a daily basis, as well as by virtue of the Operating Partnership's discretionary authority and SCB LLC's role as custodian.

        In accordance with industry practice, SCB LLC and SCBL record customer transactions on a settlement date basis, which is generally three business days after trade date. SCB LLC and SCBL are therefore exposed to risk of loss on these transactions in the event of the customer's or broker's inability to meet the terms of their contracts, in which case SCB LLC and SCBL may have to purchase or sell financial instruments at prevailing market prices, which could result in realized losses. Settlement of the risks assumed by SCB LLC and SCBL in connection with these transactions is not expected to have a material effect upon SCB LLC's, SCBL's and the Operating Partnership's financial condition or results of operations.

Other Counterparties

        SCB LLC and SCBL are engaged in various brokerage activities in which counterparties primarily include broker-dealers, banks and other financial institutions. In the event counterparties do not fulfill their obligations, SCB LLC and SCBL may be exposed to risk. The risk of default depends on the creditworthiness of the counterparty or issuer of the instrument. It is SCB LLC's and SCBL policy to review, as necessary, the credit standing of each counterparty.

        In connection with SCB LLC's security borrowing and lending arrangements, which constitute the majority of the receivable from and payable to brokers and dealers, SCB LLC enters into collateralized agreements which may result in credit exposure in the event the counterparty to a transaction is unable to fulfill its contractual obligations. Security borrowing arrangements require SCB LLC to deposit cash collateral with the lender. With respect to security lending arrangements, SCB LLC receives collateral in the form of cash in amounts generally in excess of the market value of the securities loaned. SCB LLC minimizes credit risk associated with these activities by establishing credit limits for each broker and monitoring these limits on a daily basis. Additionally, security borrowing and lending collateral is marked to market on a daily basis and additional collateral is deposited by or returned to SCB LLC as necessary.

18.   Employee Benefit Plans

        The Operating Partnership and its subsidiaries maintain a number of qualified and non-qualified employee benefit and incentive compensation plans. Except as indicated, the aggregate amount available for annual employee bonuses and contributions to the various employee benefit plans discussed below is based on a percentage of the consolidated operating profits of the Operating Partnership and its subsidiaries.

        The Operating Partnership maintains a qualified profit sharing plan ("the Profit Sharing Plan") covering substantially all U.S. and certain foreign employees except former employees of Bernstein. The amount of the annual contribution to the Profit Sharing Plan is determined by a committee of the Board of Directors of the General Partner. Contributions are generally limited to the maximum amount deductible for federal income tax purposes, generally 16% of the total annual compensation of eligible participants. Aggregate contributions for 2003, 2002 and 2001 were $13.8 million, $12.6 million and $14.1 million, respectively.

        The Operating Partnership maintained a qualified 401(k) plan covering former employees of Bernstein. The amount of the annual contribution to the plan is determined by a committee of the Board of Directors of the General Partner. Contributions are limited to the maximum amount deductible for federal income tax purposes. Aggregate contributions for 2003, 2002 and 2001 were $4.9 million, $3.6 million and $4.2 million, respectively. Effective January 1, 2004, the plan was merged into the Profit Sharing Plan.

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

        The retirement plan's projected benefit obligation, fair value of plan assets, funded status and amounts recognized in the Consolidated Statements of Financial Condition at December 31, 2003 and 2002 were as follows (in thousands):

	2003	2002
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$60,874	$49,657
Service cost	4,886	4,689
Interest cost	3,814	3,413
Plan amendments	—	1,154
Actuarial losses	5,528	4,001
Benefits paid	(1,508)	(2,040)

Projected benefit obligation at end of year	73,594	60,874

Change in plan assets:
Plan assets at fair value at beginning of year	24,169	28,695
Actual return on plan assets	4,623	(5,583)
Employer contribution	10,044	3,097
Benefits paid	(1,508)	(2,040)

Plan assets at fair value at end of year	37,328	24,169

Projected benefit obligation in excess of plan assets	(36,266)	(36,705)
Amounts not recognized:
Unrecognized net loss from past experience different from that assumed and effects of changes and assumptions	21,072	18,929
Unrecognized prior service cost	190	131
Unrecognized net plan assets at January 1, 1987 being recognized over 26.3 years	(1,334)	(1,477)

Accrued pension expense included in accrued compensation and benefits	$(16,338)	$(19,122)

        The accumulated benefit obligation for the plan was $51.1 million and $42.0 million at December 31, 2003 and 2002, respectively. The Operating Partnership is required to contribute additional amounts to the plan by January 15, 2005. This amount is approximately $1.4 million, based on current estimates, and the Operating Partnership expects to make this contribution to the plan during 2004. Contribution estimates, which are subject to change, are based on regulatory requirements, future market conditions and assumptions used for actuarial computations of the plan's obligations and assets. The Operating Partnership's management, at the present time, is unable to determine the amount, if any, of additional future discretionary contributions that may be required.

        Net expense under the retirement plan for the years ended December 31, 2003, 2002 and 2001 was comprised of (in thousands):

	2003	2002	2001
Service cost	$4,886	$4,689	$3,825
Interest cost on projected benefit obligations	3,814	3,413	2,902
Expected return on plan assets	(1,766)	(2,389)	(3,191)
Amortization of prior service (credit)	(59)	(59)	(113)
Amortization of transition (asset)	(143)	(143)	(143)
Recognized actuarial (gain) loss	527	—	(54)

Net pension charge	$7,259	$5,511	$3,226

        Actuarial computations used to determine benefit obligations at December 31, 2003 and 2002 (measurement dates) were made utilizing the following weighted-average assumptions:

	2003	2002
Discount rate on benefit obligations	6.25%	6.75%
Annual salary increases	5.14%	5.14%

        Actuarial computations used to determine net periodic costs for the years ended December 31, 2003, 2002 and 2001 were made utilizing the following weighted-average assumptions:

	2003	2002	2001
Discount rate on benefit obligations	6.75%	7.25%	7.75%
Expected long-term rate of return on plan assets	8.00%	8.75%	10.00%
Annual salary increases	5.14%	5.14%	5.66%

        The plan's asset allocation percentages at December 31, 2003 and 2002 consisted of (in thousands):

	2003	2002
Equity securities	76%	66%
Debt securities	17	28
Other	7	6

	100%	100%

        In developing the expected long-term rate of return on plan assets of 8.0%, management of the Operating Partnership considered the historical returns and future expectations for returns for each asset category, as well as the target asset allocation of the portfolio. The expected long-term rate of return on assets is based on weighted average expected returns for each asset class. Management of the Operating Partnership has assumed a target allocation weighting of 70% to 80% for equity securities and 20% to 30% for debt securities. The plan's equity investment strategy seeks to outperform the Russell 1000 Growth Index by approximately 200 basis points per year before fees on a consistent basis and to outperform the S&P 500 by a similar margin over full market cycles. The plan's fixed income investment strategy is a defensive mixture invested in both U.S. Treasury Notes and corporate bonds in an effort to reduce interest rate risk.

        Variances between actuarial assumptions and actual experience are amortized over the estimated average remaining service lives of employees participating in the retirement plan.

19.   Deferred Compensation Plans

        The Operating Partnership maintains an unfunded, non-qualified deferred compensation plan known as the Capital Accumulation Plan and also assumed obligations under contractual unfunded deferred compensation arrangements covering certain executives.

        The Capital Accumulation Plan was frozen on December 31, 1987 and no additional awards have been made. The Board of Directors of the General Partner may terminate the Capital Accumulation Plan at any time without cause, in which case the Operating Partnership's liability would be limited to benefits that have vested. Benefits owed to executives under the contractual unfunded deferred compensation arrangements vested on or before December 31, 1987. Payment of vested benefits under both the Capital Accumulation Plan and the contractual unfunded deferred compensation arrangements will generally be made over a ten-year period commencing at retirement age. The General Partner is obligated to make capital contributions to the Operating Partnership in amounts equal to benefits paid under the Capital Accumulation Plan and the contractual unfunded deferred compensation arrangements. Amounts included in employee compensation and benefits expense for the Capital Accumulation Plan and the contractual unfunded deferred compensation arrangements for the years ended December 31, 2003, 2002 and 2001 were $2.3 million, $2.3 million and $2.0 million, respectively.

        In connection with the acquisition of Bernstein, the Operating Partnership adopted an unfunded, non-qualified deferred compensation plan, known as the SCB Deferred Compensation Award Plan ("SCB Plan"), under which the Operating Partnership agreed to invest $96 million per annum for three years to fund purchases of Alliance Holding Units or an Alliance-sponsored money market fund, to be awarded for the benefit of certain individuals who were stockholders or principals of Bernstein or who were hired to replace them. The awards vest ratably over three years and are amortized as employee compensation expense over the vesting period. Awards are payable to participants when fully vested, but participants may elect to defer receipt of vested awards to future dates. The Operating Partnership made awards aggregating $8.6 million, $97.2 million and $103.4 million in 2003, 2002 and 2001, respectively. No additional awards may be made under the SCB Plan. Aggregate amortization expense of $83.4 million, $63.7 million and $34.5 million was recorded for the years ended December 31, 2003, 2002 and 2001, respectively.

        The Operating Partnership maintains an unfunded, non-qualified deferred compensation plan known as the Alliance Partners Compensation Plan (the "Plan") under which certain awards may be granted to eligible executives. The aggregate amount available annually for awards is based on a percentage of the consolidated operating earnings of the Operating Partnership and its subsidiaries. A committee comprised of certain executive officers of the General Partner administers the Plan and determines the amount and recipients of awards. Awards made in 1995 vest ratably over three years. Annual awards made from 1996 through 1998 generally vest ratably over eight years. Until distributed, liability for the 1995 through 1998 awards increases or decreases based on the Operating Partnership's earnings growth rate. Payment of vested 1995 through 1998 benefits will generally be made in cash over a five-year period commencing at retirement or termination of employment although, under certain circumstances, full or partial lump sum payments may be made. Annual awards made for 1999 and 2000 are payable in Alliance Holding Units and a subsidiary of the Operating Partnership purchases

Alliance Holding Units to fund the related benefits. The Alliance Holding Units may not be transferred until vested. The vesting period for 1999 and 2000 awards range from one to eight years depending on the age of the participant. Beginning with 2001 awards, vesting periods for annual awards range from one to four years depending on the age of the participant. For 2001, at least 50% of a participant's award was payable in Alliance Holding Units. Beginning with 2002 awards, participants may elect to have awards payable in a combination of Alliance Holding Units and cash equal to the notional value of certain Alliance Mutual Funds. Upon vesting, awards are distributed to participants unless an election to defer receipt has been made. Quarterly cash distributions on non-vested Alliance Holding Units for which a deferral election has not been made are paid currently to participants. Quarterly cash distributions on vested and non-vested Alliance Holding Units and income credited on cash or notional Alliance Mutual Funds awards for which a deferral election has been made are reinvested and distributed as elected by participants. The Plan may be terminated at any time without cause, in which case the Operating Partnership's liability would be limited to vested benefits. The Operating Partnership made awards in 2003, 2002 and 2001 aggregating $138.0 million, $55.9 million and $62.5 million, respectively. The amounts charged to employee compensation and benefits expense for the years ended December 31, 2003, 2002 and 2001 were $41.6 million, $35.4 million and $19.7 million, respectively.

        The Operating Partnership maintains an unfunded, non-qualified deferred compensation plan known as the Annual Elective Deferral Plan (the "Deferral Plan") under which participants may elect to defer a portion of their 2000 and 2001 annual bonus or commission and invest it in the Deferral Plan. No deferral elections are permitted after 2001. A committee comprised of certain executive officers of the General Partner administers the Deferral Plan and the Operating Partnership contributes a supplemental amount equal to 20% of the deferred bonus or commission to the Deferral Plan. Supplemental amounts contributed by the Operating Partnership totaled $2.1 million in 2001, vest ratably over three years and are amortized as employee compensation expense.

        During 2003, the Operating Partnership established the Alliance Commission Substitution Plan ("Commission Substitution"), an unfunded, non-qualified incentive plan. A Committee of the Board of Directors of the General Partner administers the Commission Substitution Plan and determines the eligible participants. Employees whose principle duties are to sell or market the products or services of Alliance and whose compensation is entirely or mostly commission-based, are eligible for an award under this plan. Participants designate the percentage of their awards to be paid in Alliance Holding Units, or cash equal to the notional value of certain Alliance Mutual Funds as approved by the Committee of the Board of Directors. Participants are entitled to receive their awards ratable over a three-year period. The Operating Partnership made awards totaling $19.4 million at December 31, 2003.

20.   Compensatory Unit Award and Option Plans

        During 1988, a Unit Option Plan (the "Unit Option Plan") was established under which options to purchase Alliance Holding Units were granted to certain key employees. A committee of the Board of Directors of the General Partner administers the Unit Option Plan and determines the grantees and the number of options to be granted. Options may be granted for terms of up to ten years and each option must have an exercise price of not less than the fair market value of Alliance Holding Units on the date of grant. Options are exercisable at a rate of 20% of the Alliance Holding Units subject to options on each of the first five anniversary dates of the date of grant. The Unit Option Plan has expired and accordingly there were no options available to be granted or awarded under the Unit Option Plan.

        During 1993, the 1993 Unit Option Plan, the Unit Bonus Plan and the Century Club Plan (together the "1993 Plans") were established by Alliance Holding. Committees of the Board of Directors of the General Partner administer the 1993 Plans and determine the recipients of grants and awards. Under the 1993 Unit Option Plan, options to purchase Alliance Holding Units may be granted to key employees and non-employee Directors of the General Partner for terms of up to ten years. Each option must have an exercise price of not less than the fair market value of Alliance Holding Units on the date of grant. Options are exercisable at a rate of 20% of the Alliance Holding Units subject to options on each of the first five anniversary dates of the date of grant. Under the Unit Bonus Plan, Alliance Holding Units may be awarded to key employees in lieu of all or a portion of the cash bonuses they would otherwise receive under the Operating Partnership's incentive compensation program. Under the Century Club Plan, employees whose primary responsibilities are to assist in the distribution of Alliance Mutual Funds are eligible to receive an award of Alliance Holding Units. The aggregate number of Alliance Holding Units that can be the subject of options granted or that can be awarded under the 1993 Plans may not exceed 6,400,000 Alliance Holding Units. As of December 31, 2003, 5,995,600 Alliance Holding Units were subject to options granted and 331,148 Alliance Holding Units were subject to other awards made under the 1993 Plans. During 2003, 73,252 Alliance Holding Units were no longer available to be granted under the 1993 plans because these plans expired and accordingly there were no options available to be granted or awarded under the 1993 Plans.

        During 1997, the 1997 Long-Term Incentive Plan (the "1997 Plan") was established by Alliance Holding. The 1997 Option Committee of the Board of Directors of the General Partner administers the 1997 Plan and determines the recipients of Alliance Holding Unit awards, including options, restricted Alliance Holding Units and phantom restricted Alliance Holding Units, performance awards, other Alliance Holding Unit based awards, or any combination thereof. Awards under the 1997 Plan may be granted to key employees and non-employee Directors of the General Partner for terms established at the time of grant by the 1997 Option Committee. The aggregate number of Alliance Holding Units that can be the subject of options granted or that can be awarded under the 1997 Plan may not exceed 41,000,000 Alliance Holding Units. As of December 31, 2003, 13,017,200 Alliance Holding Units were subject to options granted and 103,262 Alliance Holding Units were subject to other awards made under the 1997 Plan. Options for 27,879,538 Alliance Holding Units were available to be granted as of December 31, 2003.

        During 2003, the Century Club Committee authorized the award of 32,400 Alliance Holding Units aggregating $1.0 million under the Century Club Plan. The award vests ratably over a three-year period and is amortized as employee compensation expense. In addition, 9,571 previously awarded Alliance Holding Units were forfeited during 2003.

        During 2003, 2002 and 2001, the Committees authorized the grant of options to key employees and non-employee Directors of the General Partner of the Operating Partnership to purchase 105,000, 2,468,500 and 2,468,500 Alliance Holding Units, respectively, under the 1993 Plans and the 1997 Plan. The average per Alliance Holding Unit weighted average fair value of options granted during 2003, 2002 and 2001 was $5.96, $5.89 and $9.23, respectively, on the date of grant determined using the Black-Scholes option pricing model with the following assumptions: risk-free interest rates of 3.0%, 4.2% and 4.5% for 2003, 2002 and 2001, respectively; expected cash distribution yield of 6.1% for 2003, 5.8% for 2002 and 5.8% for 2001; and a volatility factor of the expected market price of Alliance Holding's Units of 32% for 2003, 32% for 2002 and 33% for 2001.

        The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected Alliance Holding Unit price volatility. Because compensatory options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing model does not necessarily provide a reliable single measure of the fair value of compensatory options. See "Note 3. Summary of Significant Accounting Policies—Compensatory Option Plans" for the SFAS 123 pro forma net income amounts determined using the Black-Scholes option valuation model.

        The following table summarizes the activity in options under the Unit Option Plan, the 1993 Plans and the 1997 Plan:

	Alliance Holding Units	Weighted Average Exercise Price Per Alliance Holding Unit
Outstanding at December 31, 2000	15,407,380	$28.73
Granted	2,468,500	$50.34
Exercised	(1,672,560)	$13.45
Forfeited	(358,500)	$34.51

Outstanding at December 31, 2001	15,844,820	$33.58

Granted	2,468,500	$33.32
Exercised	(1,421,420)	$14.83
Forfeited	(450,500)	$42.99

Outstanding at December 31, 2002	16,441,400	$34.92

Granted	105,000	$35.01
Exercised	(1,219,000)	$17.26
Forfeited	(1,539,300)	$43.26

Outstanding at December 31, 2003	13,788,100	$35.55

Exercisable at December 31, 2001	7,257,520

Exercisable at December 31, 2002	8,323,000

Exercisable at December 31, 2003	9,128,800

        The following table summarizes information concerning currently outstanding and exercisable options:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/03	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at 12/31/03	Weighted Average Exercise Price
$ 8.81 - $18.47	2,611,800	2.48	$13.19	2,611,800	$13.19
24.84 - 30.25	3,152,600	5.35	27.90	2,869,100	27.69
30.94 - 48.50	4,312,000	7.76	40.63	1,797,000	44.85
50.15 - 50.56	1,996,400	7.92	50.25	811,600	50.25
51.10 - 58.50	1,715,300	6.95	53.77	1,039,300	53.76

$ 8.81 - $58.50	13,788,100	6.13	$35.55	9,128,800	$31.89

21.   Charge for Mutual Fund Matters and Legal Proceedings

        On December 18, 2003, the Operating Partnership reached terms with the SEC for the resolution of regulatory claims against the Operating Partnership with respect to market timing. The SEC accepted an Offer of Settlement submitted by the Operating Partnership. The Operating Partnership concurrently reached an agreement in principle with the NYAG, which is subject to final, definitive documentation.

        The key provisions of the SEC settlement and agreement in principle with the NYAG are that the Operating Partnership must establish a $250 million fund to compensate fund shareholders for the adverse effect of market timing. Of the $250 million fund, $150 million is characterized as disgorgement and $100 million is characterized as a penalty. To the extent an Independent Distribution Consultant, retained by the Operating Partnership pursuant to the settlement, concludes that the harm to mutual fund shareholders caused by market timing exceeds $200 million, the Operating Partnership will be required to contribute additional monies to the restitution fund. In addition, the agreement with the NYAG requires a weighted average reduction in fees of 20%, with respect to investment advisory agreements with the Operating Partnership's sponsored U.S. long-term open-end retail funds, for a minimum of five years, which commenced January 1, 2004.

        The Operating Partnership recorded a pre-tax charge to income of $190 million for the quarter ended September 30, 2003 to cover restitution, litigation and other costs associated with these investigations and other litigation. The Operating Partnership recorded an additional $140 million pre-tax charge against its fourth quarter 2003 earnings in connection with the market timing investigations and other litigation. As a result of these charges, the Board of Directors of the General Partner of the Operating Partnership and Alliance Holding determined not to pay a distribution to their respective Unitholders for the fourth quarter of 2003. Distributions are expected to resume for the first quarter of 2004, with payout policy returning to traditional levels in relation to cash flow for the second quarter of 2004. For more information about the effect of the charges, a related $250 million restitution fund and certain mutual fund fee reductions on the Operating Partnership's results of operations, financial condition and distributions, see "Item 1. Regulation" of Form 10-K and "Note 15. Commitments and Contingencies" herein.

22.   Income Taxes

        The Operating Partnership is a private partnership for federal income tax purposes and, accordingly, is not subject to federal and state corporate income taxes. However, the Operating Partnership is subject to the New York City unincorporated business tax ("UBT"). Domestic corporate subsidiaries of the Operating Partnership, which are subject to federal, state and local income taxes, are generally included in the filing of a consolidated federal income tax return. Separate state and local income tax returns are filed. Foreign corporate subsidiaries are generally subject to taxes in the foreign jurisdictions where they are located. Alliance Holding is a publicly traded partnership for federal income tax purposes and is subject to the UBT and a 3.5% federal tax on partnership gross income from the active conduct of a trade or business.

        Income tax expense is comprised of (in thousands):

	Years Ended December 31,
	2003	2002	2001
Partnership unincorporated business taxes	$16,508	$16,460	$22,704
Corporate subsidiaries:
Federal	7,235	8,822	8,220
State, local and foreign	9,437	7,874	4,590

Current tax expense	33,180	33,156	35,514
Deferred tax expense (benefit)—state and local	(4,500)	(1,001)	2,036

Income tax expense	$28,680	$32,155	$37,550

        The principal reasons for the difference between the effective tax rates and the UBT statutory tax rate of 4% are as follows (in thousands):

	Years Ended December 31,
	2003		2002		2001
UBT statutory rate	$14,339	4.0%	$25,725	4.0%	$26,087	4.0%
Corporate subsidiaries' federal, state, local and foreign income taxes	15,417	4.3	15,695	2.4	12,097	1.9
Non-deductible items, primarily mutual fund matters settlement penalties in 2003 and goodwill in 2001	3,272	0.9	289	0.1	3,183	0.5
Income not taxable primarily due to UBT business apportionment factors	(4,348)	(1.2)	(9,554)	(1.5)	(3,817)	(0.6)

Income tax expense and effective tax rate	$28,680	8.0%	$32,155	5.0%	$37,550	5.8%

        Under Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes", deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effect of significant items comprising the net deferred tax asset are as follows (in thousands):

	December 31,
	2003	2002
Deferred tax asset:
Differences between book and tax basis:
Deferred compensation plans	$7,766	$8,732
Intangible assets	837	951
Charge for mutual fund matters and legal proceedings	6,072	—
Other, primarily other accrued expenses deductible when paid	673	880

	15,348	10,563

Deferred tax liability:
Differences between book and tax basis:
Furniture, equipment and leasehold improvements	211	591
Investment partnerships	—	630
Intangible assets	5,910	3,651

	6,121	4,872

Net deferred tax asset	9,227	5,691
Valuation allowance	(2,713)	(3,677)

Deferred tax asset, net of valuation allowance	$6,514	$2,014

        The valuation allowance primarily relates to uncertainties on the deductibility for UBT purposes of certain compensation items and the amortization expense for certain intangible assets. The net deferred tax asset is included in other assets. Management of the Operating Partnership has determined that realization of the recognized net deferred tax asset of $6.5 million is more likely than not based on anticipated future taxable income.

23.   Business Segment Information

        Alliance Holding adopted Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information", in 1999. SFAS 131 establishes standards for the way a public enterprise reports information about operating segments in its annual and interim financial statements. It also establishes standards for related enterprise-wide disclosures about products and services, geographic areas and major customers. Generally, financial information is required to be reported consistent with the basis used by management to allocate resources and assess performance.

        Management has assessed the requirements of SFAS 131 and determined that, because the Operating Partnership utilizes a consolidated approach to assess performance and allocate resources, it has only one operating segment. Enterprise-wide disclosures as of and for the years ended December 31, 2003, 2002 and 2001 were as follows:

Services

        Total revenues derived from the Operating Partnership's research and investment management services for the years ended December 31, 2003, 2002 and 2001 were (in millions):

	2003	2002	2001
Retail	$1,277	$1,364	$1,598
Institutional investment management	650	627	669
Private client	486	425	398
Institutional research services	268	295	266
Other	52	31	62

Total	$2,733	$2,742	$2,993

Geographic Information

        Total revenues and assets under management related to the Operating Partnership's clients' domestic and international domiciles, and long-lived assets, related to its domestic and foreign operations, as of and for the years ended December 31, were (in millions):

	2003	2002	2001
Total revenues:
United States	$2,228	$2,342	$2,638
International	505	400	355

Total	$2,733	$2,742	$2,993

Long-lived assets:
United States	$3,815	$4,118	$4,131
International	22	24	26

Total	$3,837	$4,142	$4,157

Assets under management:
United States	$380,582	$328,058	$367,996
International	94,217	58,521	84,160

Total	$474,799	$386,579	$452,156

Major Customers

        The Alliance Mutual Funds are distributed to individual investors through broker-dealers, insurance sales representatives, banks, registered investment advisers, financial planners and other financial intermediaries. AXA Advisors, LLC ("AXA Advisors"), a wholly-owned subsidiary of AXA Financial that uses members of the AXA Financial insurance agency sales force as its registered representatives, has entered into a selected dealer agreement with ABIRM and has been responsible for 3% of open-end U.S. and offshore mutual fund sales in 2003, 2002 and 2001. Subsidiaries of Merrill Lynch & Co., Inc. ("Merrill Lynch") were responsible for approximately 7%, 12% and 13% of open-end Alliance Mutual Fund sales in 2003, 2002 and 2001 respectively. Citigroup, Inc. and its subsidiaries ("Citigroup"), was responsible for approximately 9%, 3% and 5% of open-end Alliance Mutual Fund sales in 2003, 2002 and 2001, respectively. AXA Advisors, Merrill Lynch and Citigroup are under no obligation to sell a specific amount of Alliance Mutual Funds' shares and each also sells shares of mutual funds that it sponsors and which are sponsored by unaffiliated organizations (in the case of Merrill Lynch and Citigroup).

        AXA and the general and separate accounts of ELAS (including investments by the separate accounts of ELAS in the funding vehicle EQ Advisors Trust) accounted for approximately 16%, 15% and 14% of total assets under management at December 31, 2003, 2002 and 2001, respectively, and approximately 5%, 5% and 5% of total revenues for the years ended December 31, 2003, 2002 and 2001, respectively. No single institutional client other than AXA and ELAS accounted for more than 1% of total revenues for the years ended December 31, 2003, 2002 and 2001, respectively.

24.   Related Party Transactions

        Investment management, distribution, and shareholder and administrative and brokerage services are provided to the Alliance Mutual Funds. Substantially all of these services are provided under contracts that set forth the services to be provided and the fees to be charged. The contracts are subject to annual review and approval by each of the Alliance Mutual Funds' boards of directors or trustees and, in certain circumstances, by the Alliance Mutual Funds' shareholders.

        Revenues for services provided or related to the Alliance Mutual Funds are as follows (in thousands):

	Years Ended December 31,
	2003	2002	2001
Investment advisory and services fees	$720,711	$761,230	$900,257
Distribution revenues	436,037	467,463	544,605
Shareholder servicing fees	94,276	101,569	96,324
Other revenues	11,359	10,153	11,032
Institutional research services	4,360	6,950	5,694

        Investment management and administration services are provided to AXA and to AXA Financial and certain of their subsidiaries other than the Operating Partnership (the "AXA Subsidiaries") and certain of their affiliates and the Operating Partnership received $62.1 million, $54.7 million and $56.2 million for the years ended December 31, 2003, 2002 and 2001, respectively. In addition, certain AXA Subsidiaries distribute Alliance Mutual Funds, for which they receive commissions and distribution payments which totaled $6.0 million, $6.4 million and $7.9 million for the years ended December 31, 2003, 2002 and 2001, respectively. Sales of Alliance Mutual Funds through the AXA Subsidiaries, excluding cash management products, aggregated approximately $0.5 billion, $0.5 billion and $0.7 billion for the years ended December 31, 2003, 2002 and 2001, respectively. The Operating Partnership and its employees are covered by various insurance policies maintained by AXA Subsidiaries and the Operating Partnership pays fees for other services and technology provided by AXA and the AXA Subsidiaries. The Operating Partnership paid $6.1 million, $7.4 million and $5.2 million for these services for the years ended December 31, 2003, 2002 and 2001, respectively.

        During 2001, the Operating Partnership and AXA Asia Pacific Holdings Limited ("AXA Asia Pacific") established two investment management companies and the Operating Partnership included their results in its consolidated results of operations. Affiliated assets under management totaled approximately $12.5 billion, $8.7 billion and $7.5 billion at December 31, 2003, 2002 and 2001, respectively, and approximately $18.9 million, $14.1 million and $12.1 million in management fees were recognized for the years ended December 31, 2003, 2002 and 2001, respectively.

        Aggregate amounts included in the consolidated financial statements for transactions with the AXA Subsidiaries and certain of their affiliates are as follows (in thousands):

	Years Ended December 31,
	2003	2002	2001
Assets:
Institutional investment management fees receivable	$5,335	$4,107	$3,666
Other receivables	51	90	279
Revenues:
Investment advisory and services fees	72,389	64,496	63,324
Other revenues	3,655	4,171	3,034
Expenses:
Distribution payments to financial intermediaries	6,011	6,404	7,873
General and administrative	6,115	7,399	5,164

25.   Supplemental Cash Flow and Noncash Investing and Financing Activities Information

        Cash payments for interest and income taxes were as follows (in thousands):

	Years Ended December 31,
	2003	2002	2001
Interest	$43,505	$58,429	$86,624
Income taxes	29,928	30,435	34,256

26.   Accounting Pronouncements

        In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities". Management adopted this Statement on January 1, 2001 and the adoption of the Statement did not have a material effect on the Operating Partnership's results of operations, liquidity, or capital resources.

        In July 2001, FASB issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations". Under SFAS 141, which has been adopted, the purchase method of accounting is required to be used for all business combinations initiated after June 30, 2001. The adoption of SFAS 141 did not affect materially the Operating Partnership's results of operations, liquidity, or capital resources.

        In July 2001, FASB issued SFAS 142. SFAS 142 changed the accounting for goodwill and certain intangible assets from an amortization method to an impairment approach. Management adopted SFAS 142 on January 1, 2002. The adoption of SFAS 142 resulted in an increase in net income of approximately $150 million in 2002. In addition, SFAS 142 required the Operating Partnership's goodwill to be tested annually for impairment. The transition test was completed on June 30, 2002 and did not result in an indicated impairment. The annual test was completed on September 30, 2002 and

September 30, 2003 and also did not result in an indicated impairment. An additional test was completed on December 31, 2003 and this test also did not result in an indicated impairment.

        In October 2001, FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets". Management adopted this Statement on January 1, 2002 and the adoption of the Statement did not have a material effect on the Operating Partnership's results of operations, liquidity or capital resources.

        In June 2002, FASB issued Statement of Financial Accounting Standards No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities". SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. Management adopted this Statement on January 1, 2003 and the adoption of the Statement did not have a material effect on the Operating Partnership's results of operations, liquidity or capital resources.

        The Operating Partnership adopted in 2002 the fair value method of recording compensation expense, on a prospective basis and using a straight-line amortization policy, relating to compensatory option awards of Alliance Holding Units as permitted by SFAS 123 and as amended by SFAS 148. See Note 3. "Summary of Significant Accounting Policies" for a discussion of the effect of this Statement on the Operating Partnership's results of operations, liquidity, and capital resources.

        In December 2003, FASB issued FASB Interpretation No. 46 (revised December 2003) ("FIN 46-R"), "Consolidation of Variable Interest Entities", which addresses accounting and disclosure requirements for variable interest entities ("VIEs"). FIN 46-R defines a VIE as a corporation, partnership, limited liability company, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting or similar rights sufficient to enable such investors to make decisions about an entity's activities or (b) has equity investors that do not provide sufficient financial resources to support the entities' activities without additional financial support from other parties FIN 46-R requires a VIE to be consolidated by a company if it is subject to, among other things, a majority of the risk or residual returns of the VIE. A company that consolidates a VIE is referred to as the primary beneficiary under FIN 46-R. In addition, FIN 46-R requires disclosure, but not consolidation, about those entities in which the Operating Partnership is not the primary beneficiary but has a significant variable interest. The consolidation and disclosure provisions of FIN 46-R are effective as of March 15, 2004.

        Management of the Operating Partnership has reviewed its investment management agreements, its investments in and other financial arrangements with certain entities that hold client assets under management of approximately $48 billion, to determine the entities that the Operating Partnership would be required to consolidate under FIN 46-R. These include certain mutual fund products domiciled in Luxembourg, India, Japan, Singapore and Australia (collectively "Offshore Funds"), hedge funds, structured products, group trusts and joint ventures.

        As a result of its review, which is still ongoing, management believes it is reasonably possible that the Operating Partnership will be required to consolidate an investment in a joint venture's funds under management as of March 31, 2004. These entities have client assets under management totaling approximately $230 million. The Operating Partnership's maximum exposure to loss is limited to its investments and prospective investment management fees. Consolidation of these entities would result in increases in the Operating Partnership's assets, principally investments, and in its liabilities, principally minority interests in consolidated entities, of approximately $230 million, or 2.8% and 5.2%, respectively, for the December 31, 2003 Condensed Consolidated Statement of Financial Condition.

        The Operating Partnership derives no direct benefit from client assets under management other than investment management fees and cannot utilize those assets in its operations.

        The Operating Partnership has significant variable interests in certain other VIEs with approximately $1.1 billion in client assets under management. However, these VIEs do not require consolidation because management has determined that the Operating Partnership is not the primary beneficiary. The Operating Partnership's maximum exposure to loss to these entities is limited to a nominal investment and prospective investment management fees.

        FIN 46-R is highly complex and requires management of the Operating Partnership to make significant estimates and judgements as to its application. Management of the Operating Partnership intends to adopt FIN 46-R no later than March 31, 2004.

        In December 2003, FASB issued Statement of Financial Accounting Standards No. 132 (revised 2003), ("SFAS 132-R"), "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS 132-R requires additional disclosures about assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. SFAS 132-R is effective for financial statements for fiscal years ending after December 15, 2003. The adoption of SFAS 132-R did not have a material effect on the Operating Partnership's results of operations, liquidity or capital resources.

27.   Cash Distribution

        The Operating Partnership is required to distribute all of its Available Cash Flow (as defined in the Alliance Capital Partnership Agreement) to the General Partner and Alliance Capital Unitholders. The Operating Partnership recorded a pre-tax charge to income of $190 million for the quarter ended September 30, 2003 to cover restitution, litigation and other costs associated with the market timing investigations and other litigation. The Operating Partnership recorded an additional $140 million pre-tax charge against its fourth quarter 2003 earnings in connection with these matters. As a result of these charges, the Board of Directors of the General Partner of the Operating Partnership and Alliance Holding determined not to pay a distribution to their respective Unitholders for the fourth quarter of 2003. Distributions are expected to resume for the first quarter of 2004, with payout policy returning to traditional levels in relation to cash flow for the second quarter of 2004. For more information about the effect of the charges, a related $250 million restitution fund and certain mutual fund fee reductions on the Operating Partnership's results of operations, financial condition and distributions, see "Item 1, Regulation" of this Form 10-K, and "Note 15. Commitments and Contingencies" and "Note 21. Charge for Mutual Fund Matters and Legal Proceedings" of the Operating Partnership's Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

28.   Quarterly Financial Data (Unaudited)

	Quarters Ended 2003
	December 31	September 30	June 30	March 31
	(in thousands, except per Unit data)
Revenues	$769,065	$699,397	$661,745	$602,614
Net income	$53,501	$19,188	$148,058	$109,061
Basic net income per Unit(1)	$0.21	$0.08	$0.59	$0.43
Diluted net income per Unit(1)	$0.21	$0.07	$0.58	$0.43
Cash distributions per Unit(2)	$—	$0.64	$0.58	$0.43
	Quarters Ended 2002
	December 31	September 30	June 30	March 31
	(in thousands, except per Unit data)
Revenues	$648,085	$649,711	$724,103	$720,523
Net income	$146,717	$131,348	$165,025	$167,888
Basic net income per Unit(1)	$0.58	$0.52	$0.65	$0.67
Diluted net income per Unit(1)	$0.58	$0.52	$0.64	$0.66
Cash distributions per Unit(2)	$0.59	$0.53	$0.65	$0.67

(1)
Due to changes in the number of weighted average Units outstanding, quarterly net income per Unit may not add to the totals for the year.

(2)
Declared and paid during the following quarter.

Independent Auditors' Report

The General Partner and Unitholders
Alliance Capital Management L.P.

        We have audited the accompanying consolidated statements of financial condition of Alliance Capital Management L.P. and subsidiaries ("Alliance Capital") as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in partners' capital and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the management of the General Partner. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alliance Capital as of December 31, 2003 and 2002, and their results of operations and their cash flows for each of the periods referred to above presented in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 10 to the consolidated financial statements, in 2002, Alliance Capital changed its method of accounting for goodwill and certain intangible assets.

/s/ KPMG LLP New York, New York January 29, 2004

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Neither Alliance Capital nor Alliance Holding had any changes in or disagreements with accountants in respect of accounting or financial disclosure.

Item 9A.        Controls and Procedures

        Alliance Capital maintains a system of disclosure controls and procedures that is designed to ensure information required to be disclosed is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, in a timely manner.

        As of the end of the period covered by this report, management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures are effective.

        In addition, management evaluated Alliance Capital's internal control over financial reporting and there have been no changes that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

        Alliance Capital filed its quarterly report on Form 10-Q for the third quarter of 2003 in a timely manner, but did so in reliance on the extension granted by filing a Form 12b-25. Management's decision to take a charge against earnings in respect of the market timing investigations was based on rapidly changing facts and circumstances, and was finally reached very shortly before the filing deadline. Management does not believe that the reliance on filing Form 12b-25 indicates any ineffectiveness in disclosure controls and procedures.

PART III

Item 10.        Directors and Executive Officers of the Registrant

General Partner

        Alliance Capital's and Alliance Holding's activities are managed and controlled by Alliance as General Partner, and Alliance Capital and Alliance Holding Unitholders do not have any rights to manage or control Alliance Capital or Alliance Holding. The General Partner has agreed that it will conduct no active business other than managing Alliance Capital and Alliance Holding, although it may make certain investments for its own account.

        The General Partner does not receive any compensation from Alliance Capital or Alliance Holding for services rendered to Alliance Capital or Alliance Holding as General Partner. The General Partner holds a 1% general partnership interest in Alliance Capital and 100,000 units of general partnership interest in Alliance Holding. As of February 1, 2004 AXA Financial, Equitable, ACMI and ECMC, each of which is an affiliate of the General Partner, held 136,859,599 Alliance Capital Units and 1,444,356 Alliance Holding Units.

        The General Partner is reimbursed by Alliance Capital for all expenses it incurs in carrying out its activities as General Partner of Alliance Capital and Alliance Holding, including compensation paid by the General Partner to its directors and officers (to the extent such persons are not compensated directly as employees of Alliance Capital) and the cost of directors and officers liability insurance obtained by the General Partner. The General Partner was not reimbursed for any such expenses in 2003 except for directors and officers/errors and omissions liability insurance.

Directors and Executive Officers of the General Partner

        The directors and executive officers of the General Partner are as follows:

Name	Age	Position
Bruce W. Calvert	57	Chairman of the Board and Director
Henri de Castries	49	Director
Christopher M. Condron	56	Director
Denis Duverne	50	Director
Richard S. Dziadzio	40	Director
Alfred Harrison	66	Director and Vice Chairman of the Board
Roger Hertog	62	Director and Vice Chairman of the Board
Benjamin D. Holloway	79	Director
W. Edwin Jarmain	65	Director
Gerald M. Lieberman	57	Director, Executive Vice President and Chief Operating Officer
Peter D. Noris	48	Director
Lewis A. Sanders	57	Director, Vice Chairman of the Board and Chief Executive Officer
Frank Savage	65	Director
Lorie A. Slutsky	51	Director
Peter J. Tobin	60	Director
Stanley B. Tulin	54	Director
Dave H. Williams	71	Director and Chairman Emeritus
John L. Blundin	63	Executive Vice President
Kathleen A. Corbet	44	Executive Vice President
Sharon E. Fay	43	Executive Vice President
Marilyn G. Fedak	57	Executive Vice President

Mark R. Gordon	50	Executive Vice President
Thomas S. Hexner	47	Executive Vice President
Robert H. Joseph, Jr.	56	Senior Vice President and Chief Financial Officer
Mark R. Manley	41	Senior Vice President and Acting General Counsel
Seth J. Masters	44	Senior Vice President
Marc O. Mayer	46	Executive Vice President
James G. Reilly	43	Executive Vice President
Paul C. Rissman	47	Executive Vice President
Lisa A. Shalett	40	Executive Vice President
David A. Steyn	44	Executive Vice President
Christopher M. Toub	44	Executive Vice President

Biographies

        Mr. Calvert joined Alliance in 1973 as an equity portfolio manager and was elected Chairman of the Board on May 1, 2001. He served as Chief Executive Officer from January 6, 1999 until June 30, 2003. He served as Chief Investment Officer from May 3, 1993 until January 6, 1999. He served as Vice Chairman from May 3, 1993 until April 30, 2001. From 1986 to 1993 he was an Executive Vice President and from 1981 to 1986 he was a Senior Vice President. He was elected a Director of Alliance in 1992.

        Mr. de Castries was elected a Director of Alliance in October 1993. Since May 3, 2000, he has been Chairman of the Management Board of AXA. Prior thereto, he was Vice Chairman of the Management Board of AXA, Senior Executive Vice President Financial Services and Life Insurance Activities of AXA in the United States, Germany, the United Kingdom and Benelux from 1996 to 2000; Executive Vice President Financial Services and Life Insurance Activities of AXA from 1993 to 1996; General Secretary of AXA from 1991 to 1993; and Central Director of Finances of AXA from 1989 to 1991. Mr. de Castries is also a director or officer of various subsidiaries and affiliates of the AXA Group and a Director of AXA Financial and Equitable. Mr. de Castries was elected Vice Chairman of AXA Financial on February 14, 1996 and was elected Chairman of AXA Financial, effective April 1, 1998. AXA, AXA Financial and Equitable are parents of Alliance Capital and Alliance Holding. Equitable is a subsidiary of AXA Financial.

        Mr. Condron was elected a Director of Alliance in May 2001. He is Director, President and Chief Executive Officer of AXA Financial, which he joined in May 2001. He is Chairman of the Board and Chief Executive Officer of Equitable and a member of the Management Board of AXA. Prior to joining AXA Financial, Mr. Condron served as both President and Chief Operating Officer of Mellon Financial Corporation ("Mellon"), since 1999, and as Chairman and Chief Executive Officer of The Dreyfus Corporation, a subsidiary of Mellon, since 1995. He was Vice Chairman of The Boston Company from 1989 to 1993 and was then named Executive Vice President of Mellon in 1993, when Mellon acquired The Boston Company. Mr. Condron was named Vice Chairman of Mellon in 1994. In 1990, Mr. Condron was appointed a Director and Treasurer of Central Supply Corp. He served on the Board of Governors of the Investment Company Institute from October 1997 through October 2000 and served on its Executive Committee from November 1998 through October 2000. He was re-appointed to the ICI's Board of Governors in October 2001. In 1999, Mr. Condron was appointed a Director of The American Ireland Fund, which he also serves as Treasurer. AXA, AXA Financial and Equitable are parents of Alliance Capital and Alliance Holding. Equitable is a subsidiary of AXA Financial.

        Mr. Duverne was elected a Director of Alliance in February 1996. He is Chief Financial Officer of AXA, which he previously served as Group Executive Vice President-Finance, Control and Strategy. Mr. Duverne joined AXA as Senior Vice President in 1995. Prior to that, Mr. Duverne held senior positions with various French financial institutions and with the French Ministry of Finance. He is a Director of AXA Financial, Equitable and various other subsidiaries and affiliates of the AXA Group. AXA and Equitable are parents of Alliance Capital and Alliance Holding. Equitable is a subsidiary of AXA Financial.

        Mr. Dziadzio was elected a Director of Alliance in February 2001. Mr. Dziadzio is Senior Vice President of AXA in support of AXA Financial and the asset management activities of AXA. He joined AXA in 1994 as a member of the corporate finance department with responsibilities in the asset management and insurance businesses, as well as other areas of activities in the United States and United Kingdom. From 1998 through December 31, 2000, Mr. Dziadzio was Chief of Finance and Administration of AXA Real Estate Investment Managers, a wholly-owned subsidiary of AXA. Prior to joining AXA, he was with Yarmouth Group, a real estate investment advisory company, holding positions in New York and London. AXA is a parent of Alliance Capital and Alliance Holding.

        Mr. Harrison joined Alliance in 1978 and was elected Vice Chairman on May 3, 1993. Mr. Harrison was an Executive Vice President from 1986 to 1993 and a Senior Vice President from 1978 to 1986. He was elected a Director of Alliance in 1992.

        Mr. Hertog was elected Director and Vice Chairman of Alliance on October 2, 2000. Prior thereto, he was President and Chief Operating Officer of Bernstein, which he joined as a research analyst in 1968. Mr. Hertog is the past Chairman of the Manhattan Institute and a Trustee of the American Enterprise Institute for Public Policy, the Washington Institute for Near East Policy and The New York Public Library. Mr. Hertog is a Director and the President and Chief Operating Officer of SCB Inc.

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

        Mr. Lieberman became a Director and the Chief Operating Officer of Alliance in November 2003. Mr. Lieberman joined Alliance in October 2000 as a member of the senior officer team from the Bernstein Acquisition. He served as Executive Vice President, Finance and Operations from November 2000 to November 2003. Prior to the Bernstein Acquisition, Mr. Lieberman was a member of Bernstein's Board of Directors. Prior to joining Bernstein in 1998, he was Chief Financial Officer and Chief of Administration at Fidelity Investments. He is a Trustee of the University of Connecticut Foundation and a member of the Board of Directors of American Friends of Beit Issie Shapiro. Mr. Lieberman is also a Director of SCB Inc.

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

        Mr. Sanders was elected Director, Vice Chairman and Chief Investment Officer of Alliance on October 2, 2000 and was elected Chief Executive Officer on July 1, 2003. Prior to joining Alliance, he served as Chairman and Chief Executive Officer of Bernstein, which he joined in 1968 as a research analyst. Mr. Sanders is a Chartered Financial Analyst, a New York Stock Exchange supervisory analyst and was a member of the Institutional Investor All-America Research Team for four years. Mr. Sanders is a Director and the Chairman and Chief Executive Officer of SCB Inc.

        Mr. Savage was elected a Director of Alliance in May 1993. He served as Chairman of Alliance Capital Management International, a division of Alliance Capital, from May 1994 until July 31, 2001. Mr. Savage is Chief Executive Officer of Savage Holdings LLC, a private equity investing firm. In addition, Mr. Savage is a Director of Lockheed Martin Corporation and Qualcomm Inc.

        Ms. Slutsky was elected a Director of Alliance in July 2002. She has been President of The New York Community Trust since January 1990. She is currently a Trustee of New School University and the Center of Philanthropy at Indiana University, and she is Chairman of the Board of Boardsource. Ms. Slutsky was a Trustee and Chairman of the Budget Committee of Colgate University, and has served on a number of non-profit boards.

        Mr. Tobin was elected a Director of Alliance in May 2000. He has been Special Assistant to the President of St. John's University since September 2003. Prior thereto, Mr. Tobin served as Dean of the Tobin College of Business from August 1998 to September 2003. As Dean, Mr. Tobin was the chief executive and academic leader of the College of Business. Mr. Tobin was Chief Financial Officer at The Chase Manhattan Corporation from 1996 to 1997. Prior thereto, he was Chief Financial Officer of Chemical Bank (which merged with Chase in 1996) from 1991 to 1996 and Chief Financial Officer of Manufacturers Hanover Trust (which merged with Chemical in 1991) from 1985 to 1991. Mr. Tobin is a member of the American Institute of Certified Public Accountants, the New York State Society of CPAs and the Financial Executives Institute. He is also a member of the Independent Budget Office of New York City Advisory Board and the Boards of Directors of The H.W. Wilson Co., CIT Group Inc. and P.A. Consulting Group. He has been a Director of AXA Financial since March 1999. AXA Financial is a parent of Alliance Capital and Alliance Holding.

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

        Mr. Blundin joined Alliance in 1972 and was elected Executive Vice President on February 20, 1997. He was a Senior Vice President from 1972 to 1997. Mr. Blundin is co-head of Alliance Capital's Disciplined Growth portfolio management team.

        Ms. Corbet joined Alliance in 1993 and has been an Executive Vice President since February 1997. Ms. Corbet has been Chief Executive Officer of AllianceBernstein Fixed Income, a division of Alliance Capital, since 2000. She served as President and Chief Administrative Officer of AllianceBernstein Fixed Income from 1995 to 1999. She was Senior Vice President and Head of Insurance Asset Management, Money Markets and Quantitative Fixed Income Research from 1993 through 1994. Prior to joining Alliance, Ms. Corbet was Executive Vice President and Head of Fixed Income Management Division of Equitable Capital Management Corporation, which was acquired by Alliance in 1993. Ms. Corbet is a member of the Board of Trustees of Boston College.

        Ms. Fay joined Alliance in October 2000. She was elected Executive Vice President in November 2003, and was appointed Chief Investment Officer-Global Value Equities, assuming oversight for all portfolio management and research activities relating to cross-border and non-U.S. value investment portfolios. In addition to this role, Ms. Fay continues to serve as Chief Investment Officer-European and U.K. Value equities, a position she assumed with Bernstein in 1999, and chairs the Global, European and U.K. Value Investment Policy Groups. Between 1997 and 1999, she was Chief Investment Officer-Canadian Value equities with Bernstein. Prior to that, she had been a senior portfolio manager of International Value equities since 1995. Ms. Fay joined Bernstein in 1990 as a research analyst in investment management, following the airlines, lodging, trucking and retail industries. Before joining Bernstein, Ms. Fay served as Director of Research at Bernard L. Madoff.

        Ms. Fedak joined Alliance in October 2000, when she was named Executive Vice President and Chief Investment Officer for U.S. Value Equities. From 1993 to 2000, Ms. Fedak was Chief Investment Officer for U.S. Value Equities and Chairman of the Bernstein U.S. Equity Investment Policy Group at Bernstein, where she had previously served as a senior portfolio manager since joining the firm in 1984. Ms. Fedak is a Director of SCB Inc.

        Mr. Gordon joined Alliance in October 2000 and is presently Director of Global Quantitative Research and Chief Investment Officer of the Absolute Return Strategy. He was elected an Executive Vice President of Alliance in February 2004. Mr. Gordon also serves on the U.S. Equity, International, Global Balanced, Emerging Markets, Small-Capitalization, Canadian, European and U.K. Equity Investment Policy Groups. He has previously served as Head of Risk Management, Director of Product Development and Director Quantitative Research since joining Bernstein in 1983. Before joining Bernstein, he worked at Citicorp Credit Services as Vice President for Risk Management and Policy. Mr. Gordon is a Chartered Financial Analyst.

        Mr. Hexner joined Alliance in October 2000, when he was elected Executive Vice President. He is President of Bernstein Investment Research and Management, a unit of Alliance Capital, overseeing the firm's private client business. From 1996 to 2000, Mr. Hexner headed the private client business of Bernstein. From 1989 to 1996, he was Managing Director of Bernstein's West Coast investment management clients. Mr. Hexner joined Bernstein in 1986 as a financial advisor, and was appointed National Director of Investment Planning in 1988. Mr. Hexner is a Director of SCB Inc.

        Mr. Joseph joined Alliance in 1984 and held various financial positions, until his election as Senior Vice President and Chief Financial Officer in 1994. Before joining Alliance, Mr. Joseph was a Senior Audit Manager with Price Waterhouse for thirteen years. He became a certified public accountant in 1975. Mr. Joseph is a member of the Financial Executives Institute and New York State Society of CPAs, and he serves on the Board of Trustees of Gettysburg College.

        Mr. Manley joined Alliance in 1984 and, since July 2003, has served as Senior Vice President and Acting General Counsel. From February 1998 through June 2003, Mr. Manley was Senior Vice President, Assistant General Counsel and Chief Compliance Officer. From February 1992 through February 1998, he was Vice President, Counsel and Chief Compliance Officer. He became Chief Compliance Officer in 1988. Mr. Manley is admitted to the Bar in the State of New York.

        Mr. Masters joined Alliance in October 2000 and is currently Chief Investment Officer for style blend and core equity services. Between 1994 and 2002, Mr. Masters was Chief Investment Officer for Emerging Markets Value equities. He joined Bernstein in 1991 as a research analyst covering banks, insurance companies and other financial firms. Prior to Bernstein, Mr. Masters worked as a senior associate at Booz, Allen & Hamilton from 1986 to 1990 and taught economics in China from 1983 to 1985. Mr. Masters is a member of the Board of Trustees of the Wenner Gren Foundation.

        Mr. Mayer joined Alliance in October 2000 and is currently an Executive Vice President. He was elected Chairman of ABIRM in November 2003 and headed AllianceBernstein Institutional Investment Management from 2001 until that time. Prior to this, Mr. Mayer headed SCB LLC after working in Bernstein's institutional research services group since 1989 as an Institutional Investor ranked analyst and research director. Prior to joining Bernstein, he worked for Squibb Corporation, a pharmaceutical company. Mr. Mayer is a Director of SCB Inc.

        Mr. Reilly joined Alliance in 1985 as a Vice President and research analyst. He has been Executive Vice President and Large Cap Growth Portfolio Manager since 1999. Mr. Reilly joined Alliance's large cap growth team as a portfolio manager in 1988. He served Alliance as a Senior Vice President from 1993 until 1999.

        Mr. Rissman joined Alliance in 1989. He is Executive Vice President, Director of Global Growth Equity Research and Portfolio Manager. Mr. Rissman has been Global Director of Research for Growth Equities since 2000, and has led the Relative Value investment team and co-managed the AllianceBernstein Growth & Income Fund since 1994. Prior to joining Alliance Capital, he taught at New York University and lectured at Drew University. Mr. Rissman is a Chartered Financial Analyst.

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

        Mr. Steyn joined Alliance in October 2000 and was elected Executive Vice President in November 2003, having served as Senior Vice President since November 2000. He is Head of AllianceBernstein Institutional Investment Management. Prior to joining Alliance, Mr. Steyn was the founding co-CEO of Bernstein's London office, having joined Bernstein in November 1999. During the previous ten years he set up and ran a quantitative equity hedge fund manager, Quaestor.

        Mr. Toub joined Alliance in 1992 as a portfolio manager with the Disciplined Growth group. He is currently Executive Vice President and Head of Global Growth Equities. He served as Director of Global Equity Research from 1998 through 2000. Prior to joining Alliance, Mr. Toub worked with Marcus, Schloss & Co. ("Marcus"), a private investment partnership, as an analyst and portfolio manager. At that time, he was also a member of the NYSE, where he was a specialist. Prior to Marcus, Mr. Toub worked at Bear Stearns in proprietary trading.

Directors; Board Committees

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

        The General Partner has an Audit Committee composed of Messrs. Holloway, Jarmain and Tobin, all of whom are independent directors. The Audit Committee reports to the Board of Directors with respect to the selection and terms of engagement of the independent auditors of Alliance Capital and Alliance Holding and with respect to certain other matters. The Audit Committee also reviews various matters relating to the accounting and auditing policies and procedures of Alliance Capital and Alliance Holding. The Audit Committee held 9 meetings in 2003.

        The General Partner has a Board Compensation Committee composed of Messrs. Calvert, Condron and Holloway and Ms. Slutsky. The Board Compensation Committee is responsible for compensation and compensation related matters, including responsibility and authority for determining bonuses, contributions and awards under most employee incentive plans or arrangements, amending or terminating such plans or arrangements or any welfare benefit plan or arrangement or adopting any new incentive, fringe benefit or welfare benefit plan or arrangement. The Option Committee, consisting of Mr. Holloway and Ms. Slutsky, was responsible for granting options under Alliance Capital's 1993 Unit Option Plan. The 1997 Option Committee, consisting of Messrs. Calvert, Condron and Holloway and Ms. Slutsky, is responsible for granting options under Alliance Capital's 1997 Long Term Incentive Plan. The Unit Option and Unit Bonus Committee, consisting of Messrs. Holloway and Condron and Ms. Slutsky, is responsible for granting awards under Alliance Capital's Unit Bonus Plan. The Board Compensation Committee, Option Committee, Unit Option and Unit Bonus Committee and 1997 Option Committee consult with a committee consisting of Messrs. Calvert, Sanders and Lieberman with respect to matters within their authority. The Committee under the SCB Deferred Compensation Award Plan, consisting of Messrs. Sanders and Hertog, was responsible for granting awards under the SCB Deferred Compensation Award Plan. The Century Club Plan Committee, consisting of Messrs. Lieberman and Mayer, is responsible for granting awards under Alliance Capital's Century Club Plan.

        The Board of Directors of the General Partner ("Board") appointed a Special Committee, consisting of all of the independent directors of the Board, to oversee a number of matters relating to recent and ongoing regulatory investigations by the Office of the New York State Attorney General, the SEC and other regulators. In part, the Special Committee is responsible to direct and oversee Alliance Capital's internal investigation into these matters, to work with the regulators to resolve these matters, to oversee a broad review of compliance activities and to oversee the handling of related unitholder derivative suits. The members of the Special Committee do not receive any additional compensation for their service on the Special Committee, apart from the ordinary meeting fees described below.

        The General Partner pays directors who are not employees of Alliance Capital, Alliance Holding, AXA Financial or any affiliate of AXA Financial (i) an annual retainer of $20,000, (ii) a fee of $2,500 per meeting attended in person of the Board of Directors, (iii) a fee of $1,250 per meeting attended by telephone of the Board of Directors, (iv) a fee of $1,000 per meeting attended in person of a committee of the Board of Directors not held in conjunction with a Board of Directors meeting, and (v) a fee of $500 per meeting attended by telephone of a committee of the Board of Directors not held in conjunction with a Board of Directors meeting. The General Partner also grants annually to such directors an option to purchase 10,000 Alliance Holding Units pursuant to Alliance Capital's Unit Option Plans, the date of grant to be determined by the Board of Directors each year. During 2003, options were granted on May 15 to Messrs. Holloway, Jarmain and Tobin and to Ms. Slutsky. Alliance Capital reimburses Messrs. de Castries, Duverne, Dziadzio, Holloway, Jarmain and Tobin and Ms. Slutsky for certain expenses incurred in attending Board of Directors' meetings. Other directors are not entitled to any additional compensation from the General Partner for their services as directors. The Board of Directors has regular quarterly meetings and such special meetings as circumstances may require.

Audit Committee Financial Expert

        The Board has determined (a) that Peter J. Tobin is an "audit committee financial expert" within the meaning of Item 401(h) of Regulation S-K, and (b) that Mr. Tobin is "independent" within the meaning of Item 401(h) of Regulation S-K.

Section 16 (a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934 requires the General Partner's directors and executive officers, and persons who own more than 10% of the Alliance Holding Units or Alliance Capital Units to file with the SEC initial reports of ownership and reports of changes in ownership of Alliance Holding Units or Alliance Capital Units. To the best of Alliance Holding's knowledge, during the year ended December 31, 2003 all Section 16(a) filing requirements applicable to its executive officers, directors and 10% beneficial owners were complied with, except Statements of Changes in Beneficial Ownership of Securities on Form 4 were filed late on behalf of Messrs. Holloway, Jarmain and Tobin and Ms. Slutsky (each Form 4 pertained to a grant on May 15, 2003 of an option to purchase 10,000 Alliance Holding Units). To the best of Alliance Capital's knowledge, during the year ended December 31, 2003, all of its executive officers, directors and 10% beneficial owners were in compliance with all applicable Section 16(a) filing requirements.

Code of Ethics

        All of Alliance Capital's officers and employees, including its Chief Executive Officer, Chief Financial Officer and Controller, are subject to Alliance Capital's Code of Ethics and Statement of Policy and Procedures Regarding Personal Securities Transactions. That code is intended to comply with Rule 17j-1 under the Investment Company Act and recommendations issued by the Investment Company Institute regarding, among other things, practices and standards with respect to securities transactions of investment professionals.

        Alliance Capital has not adopted a code of ethics under Section 406 of the Sarbanes-Oxley Act of 2002 that applies specifically to its Chief Executive Officer, Chief Financial Officer and Controller ("Item 406 Code"). Alliance Capital is subject to an order of the SEC that requires certain changes to governance and compliance procedures, including the formation of a Code of Ethics Oversight Committee consisting of members of senior management. We expect this committee to review and adopt an Item 406 Code on behalf of Alliance Capital. Alliance Capital intends to satisfy the disclosure requirements under Item 10 of Form 8-K regarding certain amendments to or waivers from provisions of the Code that apply to the Chief Executive Officer, Chief Financial Officer and Controller by posting such information on the Alliance Capital website: www.alliancecapital.com.

Item 11.        Executive Compensation

        The following Summary Compensation Table sets forth all plan and non-plan compensation awarded to, earned by or paid to each Chief Executive Officer and each of the four most highly compensated executive officers of the General Partner at the end of 2003 ("Named Executive Officers"):

Long Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)(4)	Restricted Unit Award(s) ($)	Options (#Units)	LTIP Payouts ($)	All other Compensation ($)(5)
Bruce W. Calvert(1) Chairman of the Board & Chief Executive Officer	2003 2002 2001	285,579 275,002 275,002	0 2,000,000 6,000,000	2,537,135 227,555 4,565,988	0 0 0	0 0 0	0 0 0	(539,255 765,137 1,244,649)
Lewis A. Sanders(1)(2) Vice Chairman & Chief Executive Officer	2003 2002 2001	285,579 275,002 275,002	1,055,384 3,725,000 2,225,000	60,733 35,221 0	0 0 0	0 0 0	0 0 0	2,042,343 540,124 0
Lisa A. Shalett Executive Vice President	2003 2002 2001	207,692 200,000 200,000	1,995,555 1,794,000 1,694,000	155,599 82,911 30,909	0 0 0	0 0 0	0 0 0	1,344,628 517,865 180,394
David A. Steyn(3) Executive Vice President	2003 2002 2001	195,905 240,796 219,131	1,276,626 1,157,905 1,287,444	101,100 53,092 33,480	0 0 0	0 0 0	0 0 0	261,271 66,424 24,652
Kathleen A. Corbet Executive Vice President	2003 2002 2001	207,692 200,000 200,000	1,250,000 1,800,000 2,585,000	1,254,680 1,230,852 321,361	0 0 0	0 20,000 30,000	0 0 0	529,635 847,928 643,991
Sharon E. Fay Executive Vice President	2003 2002 2001	207,692 200,000 200,000	1,200,000 1,266,667 1,200,000	138,334 115,046 92,695	0 0 0	0 0 0	0 0 0	1,073,436 265,477 197,305

(1)
Mr. Calvert served as the Chief Executive Officer of the General Partner through June 30, 2003, and Mr. Sanders assumed that position beginning on July 1, 2003.

(2)
Column (d) includes for Mr. Sanders cash payments of $755,384 for 2003, $2,000,000 for 2002 and $500,000 for 2001 in respect of the performance of the Advanced Value Fund.

(3)
Mr. Steyn is compensated in pounds sterling. For purposes of calculating amounts hereunder, management used an exchange rate for U.S. dollars at December 31, 2001, 2002 and 2003.

(4)
Perquisites and personal benefits are not included in column (e) if the aggregate amount did not exceed the lesser of either $50,000 or 10% of the total annual salary and bonus reported in columns (c) and (d).

For Mr. Calvert, column (e) includes, among other perquisites and personal benefits: for 2003, $2,343,585 representing the dollar value of the difference between the exercise price and fair market value of Alliance Holding Units acquired as a result of the exercise of options, cash distributions of $130,703 in respect of unvested Alliance Holding Units awarded under the Alliance Partners Compensation Plan, $41,122 of transportation (car allowance and/or air travel) and $21,725 of club dues; for 2002, cash distributions of $185,256 in respect of unvested Alliance Holding Units awarded under the Alliance Partners Compensation Plan, $30,099 of transportation (car allowance and air travel) and $12,200 of personal tax services; and for 2001, $4,305,970 representing the dollar value of the difference between the exercise price and fair market value of Alliance Holding Units acquired as a result of the exercise of options, cash distributions of $223,031 in respect of unvested Alliance Holding Units awarded under the Alliance Partners Compensation Plan and $25,987 of transportation.

For Mr. Sanders, column (e) includes, among other perquisites and personal benefits: for 2003, $60,733 of transportation; and for 2002, $34,821 of transportation and $400 of club dues.

For Ms. Shalett, column (e) includes, among other perquisites and personal benefits: for 2003, cash distributions of $155,599 in respect of undistributed Alliance Holding Units awarded under the SCB Deferred Compensation Award Plan; for 2002, cash distributions of $82,911 in respect of undistributed Alliance Holding Units awarded under the SCB Deferred

  Compensation award Plan; and for 2001, cash distributions of $30,909 in respect of undistributed Alliance Holding Units awarded under the SCB Deferred Compensation Award Plan.

  For Mr. Steyn, column (e) includes, among other perquisites and personal benefits: for 2003, cash distributions of $99,004 in respect of undistributed Alliance Holding Units awarded under the SCB Deferred Compensation Award Plan, and $2,096 of health care benefits; for 2002, cash distributions of $50,676 in respect of undistributed Alliance Holding Units awarded under the SCB Deferred Compensation Award Plan, and $2,416 of health care benefits; and for 2001, cash distributions of $31,485 in respect of undistributed Alliance Holding Units awarded under the SCB Deferred Compensation Award Plan and $1,995 of health care benefits.

  For Ms. Corbet, column (e) includes, among other perquisites and personal benefits: for 2003, $1,119,564 representing the dollar value of the difference between the exercise price and fair market value of Alliance Holding Units acquired as a result of the exercise of options, cash distributions of $109,790 in respect of unvested Alliance Holding Units awarded under the Alliance Partners Compensation Plan and $25,326 of transportation; for 2002, $1,067,360 representing the dollar value of the difference between the exercise price and fair market value of Alliance Holding Units acquired as a result of the exercise of options, cash distributions of $155,927 in respect of unvested Alliance Holding Units awarded under the Alliance Partners Compensation Plan and $7,565 of transportation.; and for 2001, cash distributions of $208,805 in respect of unvested Alliance Holding Units awarded under the Alliance Partners Compensation Plan, $90,000 representing the dollar value of the difference between the exercise price and fair market value of Alliance Holding Units acquired as a result of the exercise of options, $22,176 of transportation and $380 of personal tax services.

  For Ms. Fay, column (e) includes, among other perquisites and personal benefits: for 2003, cash distributions of $82,834 in respect of undistributed Alliance Holding Units awarded under the SCB Deferred Compensation award Plan and $55,500 in living expenses; for 2002, cash distributions of $59,546 in respect of undistributed Alliance Holding Units awarded under the SCB Deferred Compensation Award Plan and $55,500 in living expenses; and for 2001, cash distributions of $37,195 in respect of undistributed Alliance Holding Units awarded under the SCB Deferred Compensation Award Plan and $55,500 in living expenses.

(5)
Column (i) includes award amounts vested and earnings credited in 2001, 2002 and 2003 in respect of the Alliance Partners Compensation Plan, SCB Deferred Compensation Award Plan, the Alliance Capital Management L.P. Annual Elective Deferral Plan ("Alliance Deferral Plan") and deferred compensation in respect of association with the hedge funds. The table does not include any amounts in respect of 2003 awards under the Alliance Partners Compensation Plan or the SCB Deferred Compensation Award Plan because no 2003 awards or contributions have vested and no earnings have been credited in respect thereof. Alliance Capital adopted the SCB Deferred Compensation Award Plan in connection with the Bernstein Acquisition. Under the SCB Deferred Compensation Award Plan, Alliance Capital agreed to make awards of $96 million per year for three years after the closing for the benefit of certain individuals who were stockholders or principals of SCB Inc. on the closing date and their replacements. Column (i) for Mr. Calvert reflects a diminution in the vested value of certain awards under the Alliance Partners Compensation Plan equal to $1,457,130, which award is valued based on earnings of Alliance Capital. Similarly, column (i) for Ms. Corbet reflects a diminution in the vested value of certain awards under the Alliance Partners Compensation Plan equal to $181,977.

  Column (i) includes the following amounts for 2003:

	Bruce W. Calvert	Lewis A. Sanders	Lisa A. Shalett	David A. Steyn	Kathleen A. Corbet	Sharon E. Fay
Earnings Accrued on Partners Plan Balances	$1,314	$0	$0	$0	$0	$0
Vesting of Awards and Accrued Earnings Under Alliance Partners Compensation Plan, net	(567,669)	0	0	0	481,005	0
Receipt of Awards and Accrued Earnings in Respect of Association with Hedge Funds	0	2,036,354	0	0	0	53,990
Vesting of Awards and Accrued Earnings under SCB Deferred Compensation Plan	0	0	1,339,256	261,271	0	1,014,074
Vesting of Awards and Accrued Earnings Under Alliance Elective Deferral Plan	0	0	0	0	27,446	0
Profit Sharing Plan Contribution	20,000	5,185	5,185	0	20,000	5,185
Term Life Insurance Premiums	7,100	804	187	0	1,184	187

Total	$(539,255)	$2,042,343	$1,344,628	$261,271	$529,635	$1,073,436

Option Grants in 2003

        No grants of options were made to any of the Named Executive Officers during 2003.

Aggregated Option Exercises in 2003 and 2003 Year-End Option Values

        The following table summarizes for each of the Named Executive Officers the number of options exercised during 2003, the aggregate dollar value realized upon exercise, the total number of Alliance Holding Units subject to unexercised options held at December 31, 2003, and the aggregate dollar value of in-the-money, unexercised options held at December 31, 2003. Value realized upon exercise is the difference between the fair market value of the underlying Alliance Holding Units on the date of exercise and the exercise price of the option. The value of an unexercised, in-the-money option at fiscal year-end is the difference between its exercise price and the fair market value of the underlying Alliance Holding Units on December 31, 2003, which was $33.75 per Alliance Holding Unit. These values have not been, and may never be, realized. The underlying options have not been, and may never be, exercised, and actual gains, if any, on exercise will depend on the value of Alliance Holding Units on the date of exercise. There can be no assurance that these values will be realized.

Aggregated Option Exercises In 2003 and December 31, 2003 Option Values

			Number of Alliance Holding Units Underlying Unexpired Options at December 31, 2003
					Value of Unexercised In-the-Money Options at December 31, 2003 ($)(1)
Name	Options Exercised (# Units)	Value Realized ($)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Bruce W. Calvert	100,000	2,343,585	1,080,000	120,000	13,359,375	0
Lewis A. Sanders	0	N/A	0	0	N/A	0
Lisa A. Shalett	0	N/A	0	0	N/A	0
David A. Steyn	0	N/A	0	0	N/A	0
Kathleen A. Corbet	50,000	1,119,564	265,000	114,000	2,366,311	37,120
Sharon E. Fay	0	N/A	0	0	N/A	0

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

Compensation Agreements with Certain Executive Officers

        In connection with Equitable's 1985 acquisition of Donaldson, Lufkin & Jenrette, Inc. ("DLJ"), the former parent of ACMI, ACMI entered into an employment agreement with Mr. Calvert. The agreement provides for deferred compensation payable in stated monthly amounts for ten years commencing at age 65, or earlier in a reduced amount, if Mr. Calvert so elects, or in the event of disability or death. The right to receive such deferred compensation is vested. Mr. Calvert has elected to receive payments commencing in 2005; the annual amount of deferred compensation payable for ten years is $289,042. While Alliance Capital assumed responsibility for payment of these deferred compensation obligations, ACMI and Alliance are required, subject to certain limitations, to make capital contributions to Alliance Capital in an amount equal to the payments, and ACMI is also obligated to the employees for the payments. ACMI's obligations to make capital contributions to Alliance Capital are guaranteed, subject to certain limitations, by Equitable Investment Corporation ("EIC"), a wholly-owned subsidiary of Equitable, the parent of Alliance.

        On March 7, 2003 Mr. Calvert entered into an agreement under which he has agreed to be employed by Alliance Capital until March 31, 2009 ("Employment Term"). Mr. Calvert agreed to continue to serve as Chief Executive Officer until June 30, 2003 and to continue to serve as Chairman of the Board until December 31, 2004. From July 1, 2003 until the end of the Employment Term Mr. Calvert will serve as an executive adviser to the Chief Executive Officer. The agreement provides that Mr. Calvert will be paid a minimum base salary of $275,000 in 2003 and 2004 and $120,000 per year for the remainder of the Employment Term. Mr. Calvert is entitled to receive minimum annual bonuses of $1,000,000 and $500,000 for 2003 and 2004, respectively, and minimum contributions under the Alliance Partners Compensation Plan of $1,000,000 and $500,000 for 2003 and 2004, respectively. During the Employment Term Mr. Calvert is entitled to perquisites on the same terms as the Chief Executive Officer. Such perquisites currently include club memberships and the use of an automobile provided by Alliance Capital. Also, during the Employment Term any travel, including use of Alliance Capital's leased or owned aircraft, will be on the same basis and manner as travel by the Chief Executive Officer. While serving as Chairman Mr. Calvert is entitled to the services of a chauffeur in connection with his services to Alliance Capital. Alliance Capital has agreed to provide Mr. Calvert with a monthly allowance to cover Mr. Calvert's costs in furnishing, equipping and operating an office at a separate location from September 30, 2003 until the end of the Employment Term.

Certain Employee Benefit Plans

        Retirement Plan.    Alliance Capital maintains a qualified, non-contributory, defined benefit retirement plan covering most employees of Alliance Capital who were employed by Alliance Capital prior to October 2, 2000. Employer contributions are determined by application of actuarial methods and assumptions to reflect the cost of benefits under the plan. Each participant's benefits are determined under a formula which takes into account years of credited service, the participant's average compensation over prescribed periods and Social Security covered compensation. The maximum annual benefit payable under the plan may not exceed the lesser of $100,000 or 100% of a participant's average aggregate compensation for the three consecutive years in which he or she received the highest aggregate compensation from Alliance Capital or such lower limit as may be imposed by the Internal Revenue Code on certain participants by reason of their coverage under another qualified plan maintained by Alliance Capital. A participant is fully vested after the completion of five years of service. The plan generally provides for payments to or on behalf of each vested employee upon such employee's retirement at the normal retirement age provided under the plan or later, although provision is made for payment of early retirement benefits on an actuarially reduced basis. Normal retirement age under the plan is 65. Death benefits are payable to the surviving spouse of an employee who dies with a vested benefit under the plan.

        The table below sets forth with respect to the retirement plan the estimated annual straight life annuity benefits payable upon retirement at normal retirement age for employees with the remuneration and years of service indicated.

	Estimated Annual Benefits
	Years of Service at Retirement
Average Final Compensation
	15	20	25	30	35	40	45
$100,000	$17,987	$23,983	$29,979	35,975	$41,970	$46,970	$51,970
150,000	29,237	38,983	48,729	58,475	68,220	75,720	83,220
200,000	40,487	53,983	67,479	80,975	94,470	100,000	100,000
250,000	51,737	68,983	86,229	100,000	100,000	100,000	100,000
300,000	62,987	83,983	100,000	100,000	100,000	100,000	100,000

        Assuming they are employed by Alliance Capital until age 65, the credited years of service under the plan for Mr. Calvert and Ms. Corbet would be 38 and 31 years, 5 months, respectively. Compensation on which plan benefits are based includes only base compensation and not bonuses, incentive compensation, profit-sharing plan contributions or deferred compensation. The compensation for calculation of plan benefits for each of these two individuals for 2003 is $200,000 and $200,000 respectively. The other Named Executive Officers are not eligible to participate in the retirement plan.

        DLJ Executive Supplemental Retirement Program.    In 1983, DLJ adopted an Executive Supplemental Retirement Program under which certain employees of Alliance Capital deferred a portion of their 1983 compensation in return for which DLJ agreed to pay each of them a specified annual retirement benefit for 15 years beginning at age 65. Benefits are based upon the participant's age and the amount deferred and are calculated to yield an approximate 12.5% annual compound return. In the event of the participant's disability or death, an equal or lesser amount is to be paid to the participant or his beneficiary. After age 55, participants the sum of whose age and years of service equals 80 may elect to have their benefits begin in an actuarially reduced amount before age 65. DLJ has funded its obligation under the Program through the purchase of life insurance policies. The estimated annual retirement benefit payable at age 65 for Mr. Calvert, the only Named Executive Officer who participates in the Program, is $154,502, which is fully vested.

        For a discussion of Alliance Capital's other employee benefit plans, as well as its deferred compensation and unit option plans, please refer to "Note 18. Employee Benefit Plans," "Note 19. Deferred Compensation Plans" and "Note 20. Compensatory Unit Award and Option Plans" of Alliance Capital's Consolidated Financial Statements in Item 8 of this Form 10-K.

Item 12.        Security Ownership of Certain Beneficial Owners and Management

Principal Security Holders

        As of February 1, 2004, Alliance Capital had no information that any person beneficially owned more than 5% of the outstanding Alliance Capital Units except (i) AXA, AXA Financial, Equitable, ACMI and ECMC (Equitable, ACMI and ECMC are wholly-owned subsidiaries of AXA Financial) as reported on Schedule 13D/A dated November 27, 2002 and subsequent Forms 4 dated December 24, 2002, April 1, 2003, April 17, 2003, June 17, 2003 and June 27, 2003 filed with the SEC by AXA Financial and certain of its affiliates pursuant to the Exchange Act and (ii) SCB Inc. and SCB Partners Inc. (SCB Partners Inc. is a wholly-owned subsidiary of SCB Inc.) as reported on Schedule 13D/A dated November 25, 2002, filed with the SEC by SCB Inc. and SCB Partners Inc. pursuant to the Exchange Act. The table below and the notes following it have been prepared in reliance upon such filings for the nature of ownership and an explanation of overlapping ownership.

        On March 5, 2004, SCB Partners Inc. sold to ECMC 8,160,000 Alliance Capital Units ("Sale") pursuant to an agreement entered into in connection with the Bernstein Acquisition; the beneficial ownership of Alliance Capital Units discussed in this Item 12 does not reflect the Sale.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership Reported on Schedule	Percent of Class
AXA(1)(2)(3)(4)(6) 25 avenue Matignon 75008 Paris France	136,859,599	54.2%
AXA Financial(1)(2)(3)(4)(6) 1290 Avenue of the Americas New York, NY 10019	136,859,599	54.2%
SCB Inc.(5)(6) SCB Partners Inc.(5)(6) 50 Main Street, Suite 1000 White Plains, NY 10606	32,640,000	12.9%

(1)
Based on information provided by AXA Financial, at February 1, 2004, AXA and certain of its subsidiaries beneficially owned all of AXA Financial's outstanding common stock. For insurance regulatory purposes the shares of capital stock of AXA Financial beneficially owned by AXA and its subsidiaries have been deposited into a voting trust ("Voting Trust") the term of which has been extended until May 12, 2012. The trustees of the Voting Trust (the "Voting Trustees") are Claude Bébéar, Henri de Castries and Francoise Colloc'h, each of whom serves either on the Management Board or on the Supervisory Board of AXA. The Voting Trustees have agreed to exercise their voting rights to protect the legitimate economic interests of AXA, but with a view to ensuring that certain minority shareholders of AXA do not exercise control over AXA Financial or certain of its insurance subsidiaries.

(2)
Based on information provided by AXA, on February 1, 2004, approximately 16.89% of the issued ordinary shares (representing 27.55% of the voting power) of AXA were owned directly and indirectly by Finaxa, a French holding company. As of February 1, 2004, 71.11% of the shares (representing 80.36% of the voting power) of Finaxa were owned by three French mutual insurance companies (the "Mutuelles AXA") and 21.32% of the shares of Finaxa (representing 12.80% of the voting power) were owned by BNP Paribas, a French bank. On February 1, 2004, the Mutuelles AXA owned directly or indirectly through intermediate holding companies (including Finaxa) approximately 20.17% of the issued ordinary shares (representing 32.94% of the voting power) of AXA.

(3)
The Voting Trustees may be deemed to be beneficial owners of all Alliance Capital Units beneficially owned by AXA and its subsidiaries. In addition, the Mutuelles AXA, as a group, and Finaxa may be deemed to be beneficial owners of all Alliance Capital Units beneficially owned by AXA and its subsidiaries. By virtue of the provisions of the Voting Trust Agreement, AXA may be deemed to have shared voting power with respect to the Alliance Capital Units. AXA and its subsidiaries have the power to dispose or direct the disposition of all shares of the capital stock of AXA Financial deposited in the Voting Trust. The Mutuelles AXA, as a group, and Finaxa may be deemed to share the power to vote or to direct the vote and to dispose or to direct the disposition of all the Alliance Capital Units beneficially owned by AXA and its subsidiaries. The address of each of AXA and the Voting Trustees is 25 avenue Matignon, 75008 Paris, France. The address of Finaxa is 23 avenue Matignon, 75008 Paris, France. The addresses of the Mutuelles AXA are as follows: the address of each of AXA Assurances Vie Mutuelle and AXA Assurances I.A.R.D. Mutuelle is 370 rue Saint Honoré, 75001 Paris, France; and the address of AXA Courtage Assurance Mutuelle is 26 rue Louis le Grand, 75002 Paris, France. The address of BNP Paribas is 3 rue d'Antin, 75002 Paris, France.

(4)
By reason of their relationships, AXA, the Voting Trustees, the Mutuelles AXA, Finaxa, AXA Financial, AXA Financial Services, LLC, Equitable, Equitable Holdings, LLC, ACMI and ECMC may be deemed to share the power to vote or to direct the vote and to dispose or direct the disposition of all or a portion of the 136,859,599 Alliance Capital Units.

(5)
SCB Partners Inc. is a wholly-owned subsidiary of SCB Inc. Mr. Sanders is a Director, and the Chairman and Chief Executive Officer of SCB Inc. and is the owner of an approximate 22.2% equity interest in SCB Inc. Mr. Hertog is a Director, and the President and Chief Operating Officer of SCB Inc. and is the owner of an approximate 10% equity interest in SCB Inc. Mr. Lieberman is a Director and the Chief Financial Officer of SCB Inc. and is the owner of a less than 1% equity interest in SCB Inc. Ms. Fay is the owner of less than a 1% equity interest in SCB Inc. Mr. Sanders, Mr. Hertog, Mr. Lieberman and Ms. Fay disclaim beneficial ownership of the 32,640,000 Alliance Capital Units owned by SCB Partners Inc.

(6)
In connection with the Bernstein Acquisition, SCB Inc., Alliance Capital and AXA Financial entered into a purchase agreement under which SCB Inc. has the right to sell or assign up to 2.8 million Alliance Capital Units issued in connection with the Bernstein Acquisition at any time. SCB Inc. has the right ("Put") to sell to AXA Financial or its designee up to 8,160,000 Alliance Capital Units issued in connection with the Bernstein Acquisition each year less any Alliance Capital Units SCB Inc. may have otherwise transferred that year. The Put rights expire on October 2, 2010. Generally, SCB Inc. may exercise its Put rights only once per year and SCB Inc. may not deliver an exercise notice regarding its Put rights until at least nine months after it delivered its immediately preceding exercise notice. On November 25, 2002, a subsidiary of AXA Financial purchased 8,160,000 Alliance Capital Units from SCB Partners Inc., a wholly-owned subsidiary of SCB Inc. pursuant to an exercise of the Put rights by SCB Inc.

        At February 1, 2004, Alliance Holding, 1345 Avenue of the Americas, New York, NY 10105, owned 79,002,779 or 31.4% of the outstanding Alliance Capital Units.

        At February 1, 2004, Alliance Holding did not have any information that any person beneficially owned more than 5% of the outstanding Alliance Holding Units.

        The following table provides information relating to securities to be issued pursuant to equity compensation plans.

Equity Compensation Plan Information(1)

Plan Category	Number of securities to be issued upon exercises of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a) (c)
Equity compensation plans approved by security holders	13,788,100	$35.55	27,879,538
Equity compensation plans not approved by security holders	—	—	—

Total	13,788,100	$35.55	27,879,538

(1)
The figures in this table do not include cash awards under certain of Alliance Capital's deferred compensation plans, pursuant to which employees (including the Named Executive Officers) may choose to invest a portion or all of such awards in notional interests in Alliance Holding Units. Alliance Holding Units may not be issued under such plans. For additional information concerning such plans, please refer to "Note 19. Deferred Compensation Plans" of Alliance Capital's Consolidated Financial Statements in Item 8 of this Form 10-K.

Management

        The following table sets forth, as of February 1, 2004, the beneficial ownership of Alliance Capital Units by each director and each Named Executive Officer of the General Partner and by all directors and executive officers of the General Partner as a group:

Name of Beneficial Owner	Number of Alliance Capital Units and Nature of Beneficial Ownership	Percent of Class
Bruce W. Calvert(1)	500,000	*
Henri de Castries(1)	0	*
Christopher M. Condron(1)	0	*
Denis Duverne(1)	0	*
Richard S. Dziadzio(1)	0	*
Alfred Harrison(1)	365,410	*
Roger Hertog(1)(2)	0	*
Benjamin D. Holloway	0	*
W. Edwin Jarmain(1)	0	*
Gerald M. Lieberman(1)(2)	0	*
Peter D. Noris(1)	0	*
Lewis A. Sanders(1)(2)	0	*
Frank Savage(1)	10,000	*
Lorie A. Slutsky	0	*
Peter J. Tobin(1)	0	*
Stanley B. Tulin(1)	0	*
Dave H. Williams(1)	619,036	*
Kathleen A. Corbet(1)	0	*
Sharon E. Fay(1)(2)	0	*
Lisa A. Shalett(1)	0	*
David A. Steyn(1)	0	*
All directors and executive officers of the General Partner as a group (32 persons)(1)(2)	1,494,446	*

*
Number of Alliance Capital Units listed represents less than 1% of the Units outstanding.

(1)
Excludes Alliance Capital Units beneficially owned by AXA, AXA Financial and/or Equitable. Messrs. Calvert, de Castries, Condron, Duverne, Dziadzio, Jarmain, Noris, Tobin and Tulin are directors and/or officers of AXA, AXA Financial and/or Equitable. Messrs. Calvert, Harrison, Hertog, Lieberman, Sanders, Savage, Steyn and Williams, and Mesdames Corbet, Fay and Shalett, are directors and/or officers of Alliance.

(2)
Excludes 32,640,000 Alliance Capital Units beneficially owned by SCB Inc. and SCB Partners Inc., a wholly-owned subsidiary of SCB Inc. Mr. Sanders is a Director, and the Chairman and Chief Executive Officer of SCB Inc. and is the owner of an approximate 22.2% equity interest in SCB Inc. Mr. Hertog is a Director, and the President and Chief Operating Officer of SCB Inc. and is the owner of an approximate 10% equity interest in SCB Inc. Mr. Lieberman is a Director and the Chief Financial Officer of SCB Inc. and is the owner of a less than 1% equity interest in SCB Inc. Ms. Fay is the owner of less than a 1% equity interest in SCB Inc. Mr. Sanders, Mr. Hertog, Mr. Lieberman and Ms. Fay disclaim beneficial interest in the 32,640,000 Alliance Capital Units owned by SCB Partners Inc.

        The following table sets forth, as of February 1, 2004, the beneficial ownership of Alliance Holding Units by each director and each Named Executive Officer of the General Partner and by all directors and executive officers of the General Partner as a group:

Name of Beneficial Owner	Number of Alliance Holding Units and Nature of Beneficial Ownership	Percent of Class
Bruce W. Calvert(1)(2)	1,638,385	2.1%
Henri de Castries(1)	2,000	*
Christopher M. Condron(1)	10,000	*
Denis Duverne(1)	2,000	*
Richard S. Dziadzio(1)	0	*
Alfred Harrison(1)(3)	429,111	*
Roger Hertog(1)	0	*
Benjamin D. Holloway(4)	18,500	*
W. Edwin Jarmain(5)	8,000	*
Gerald M. Lieberman(6)	36,146	*
Peter D. Noris(1)	0	*
Lewis A. Sanders(1)	0	*
Frank Savage(1)	75,000	*
Lorie A. Slutsky	1,150	*
Peter J. Tobin(7)	6,000	*
Stanley B. Tulin(1)	4,000	*
Dave H. Williams(1)	372,517	*
Kathleen A. Corbet(1)(8)	409,195	*
Sharon E. Fay(1)	0	*
Lisa A. Shalett(1)	4,174	*
David A. Steyn(1)	1,637	*
All directors and executive officers of the General Partner as a group (32 persons)(9)	4,707,868	6.0%

*
Number of Alliance Holding Units listed represents less than 1% of the Units outstanding.

(1)
Excludes Alliance Holding Units beneficially owned by AXA, AXA Financial and/or Equitable. Messrs. Calvert, de Castries, Condron, Duverne, Dziadzio, Jarmain, Noris, Tobin and Tulin are directors and/or officers of AXA, AXA Financial and/or Equitable. Messrs. Calvert, Harrison, Hertog, Lieberman, Sanders, Savage, Steyn and Williams, and Mesdames Corbet, Fay and Shalett, are directors and/or officers of Alliance.

(2)
Includes 1,080,000 Alliance Holding Units which may be acquired within 60 days under the 1993 Unit Option Plan and the 1997 Long Term Incentive Plan ("Alliance Capital Option Plans").

(3)
Includes 180,000 Alliance Holding Units which may be acquired within 60 days under Alliance Capital Option Plans.

(4)
Includes 10,000 Alliance Holding Units which may be acquired within 60 days under Alliance Capital Option Plans.

(5)
Includes 6,000 Alliance Holding Units which may be acquired within 60 days under Alliance Capital Option Plans.

(6)
Includes 24,000 Alliance Holding Units which may be acquired within 60 days under Alliance Capital Option Plans.

(7)
Represents 6,000 Alliance Holding Units which may be acquired within 60 days under Alliance Capital Option Plans.

(8)
Includes 265,000 Alliance Holding Units which may be acquired within 60 days under Alliance Capital Option Plans.

(9)
Includes 2,341,500 Alliance Holding Units which may be acquired within 60 days under Alliance Capital Option Plans.

        The following table sets forth, as of February 1, 2004, the beneficial ownership of the common stock of AXA by each director and each Named Executive Officer of the General Partner and by all directors and executive officers of the General Partner as a group:

AXA Common Stock(1)

Name of Beneficial Owner	Number of Shares and Nature of Beneficial Ownership	Percent of Class
Bruce W. Calvert(2)	20,389	*
Henri de Castries(3)	1,890,954	*
Christopher M. Condron(4)	780,633	*
Denis Duverne(5)	742,854	*
Richard S. Dziadzio(6)	21,677	*
Alfred Harrison	0	*
Roger Hertog	0	*
Benjamin D. Holloway	438	*
W. Edwin Jarmain(7)	18,887	*
Gerald M. Lieberman	0	*
Peter D. Noris(8)	432,327	*
Lewis A. Sanders	0	*
Frank Savage	590	*
Lorie A. Slutsky	0	*
Peter J. Tobin(9)	9,773	*
Stanley B. Tulin(10)	1,799,723	*
Dave H. Williams	0	*
Kathleen A. Corbet	400	*
Sharon E. Fay	0	*
Lisa A. Shalett	0	*
David A. Steyn	0	*
All directors and executive officers of the General Partner as a group (32 persons)(11)	5,718,445	*

*
Number of shares listed represents less than 1% of the outstanding AXA common stock.

(1)
Holdings of AXA American Depositary Shares ("ADS") are expressed as their equivalent in AXA common stock. Each AXA ADS represents the right to receive one AXA ordinary share.

(2)
Represents 20,389 shares subject to options held by Mr. Calvert, which options Mr. Calvert has the right to exercise within 60 days.

(3)
Includes 1,501,658 shares subject to options and 284,796 ADSs subject to options held by Mr. de Castries, which options Mr. de Castries has the right to exercise within 60 days and 30,000 shares owned by Mr. de Castries' minor children.

(4)
Includes 426,442 ADSs subject to options, which options Mr. Condron has the right to exercise within 60 days.

(5)
Includes 559,594 shares subject to options and 158,220 ADSs subject to options, which options Mr. Duverne has the right to exercise within 60 days.

(6)
Represents 21,677 shares subject to options held by Mr. Dziadzio, which options Mr. Dziadzio has the right to exercise within 60 days.

(7)
Includes 11,800 ADSs owned by Jarmain Group Inc. Mr. Jarmain controls Jarmain Group Inc.

(8)
Includes 71,773 shares subject to options and 340,549 ADSs subject to options held by Mr. Noris, which options Mr. Noris has the right to exercise within 60 days.

(9)
Includes 3,540 ADSs Mr. Tobin owns jointly with his spouse.

(10)
Includes 110,913 shares subject to options and 1,288,725 ADSs subject to options held by Mr. Tulin, which options Mr. Tulin has the right to exercise within 60 days.

(11)
Includes 2,286,004 shares and 2,498,732 ADSs subject to options, which options may be exercised within 60 days.

  Finaxa Common Stock

        Among the directors and executive officers of the General Partner, only Mr. de Castries owns Finaxa common stock. His 147,262 shares include 85,000 shares subject to options held by Mr. de Castries, which options Mr. de Castries has the right to exercise within 60 days. These shares represent less than 1% of the outstanding Finaxa common stock.

  Partnership Matters

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

        Section 17-403(b) of the Delaware Revised Uniform Limited Partnership Act (the "Delaware Act") states in substance that, except as provided in the Delaware Act or the applicable partnership agreement, a general partner of a limited partnership has the liabilities of a general partner in a general partnership governed by the Delaware Uniform Partnership Law (as in effect on July 11, 1999) to the partnership and to the other partners. Accordingly, while under Delaware law a general partner of a limited partnership is liable as a fiduciary to the other partners, those fiduciary obligations may be altered by the terms of the applicable partnership agreement. The Amended and Restated Agreement of Limited Partnership of Alliance Capital Management L.P. ("Alliance Capital Partnership Agreement") and the Amended and Restated Agreement of Limited Partnership of Alliance Capital Management Holding L.P. ("Alliance Holding Partnership Agreement") both set forth limitations on the duties and liabilities of the General Partner. The Alliance Capital Partnership Agreement and the Alliance Holding Partnership Agreement provide that the General Partner is not liable for monetary damages for errors in judgment or for breach of fiduciary duty (including breach of any duty of care or loyalty), unless it is established that the General Partner's action or failure to act involved an act or omission undertaken with deliberate intent to cause injury, with reckless disregard for the best interests of Alliance Capital or Alliance Holding or with actual bad faith on the part of the General Partner, or constituted actual fraud. Whenever the Alliance Capital Partnership Agreement and the Alliance Holding Partnership Agreement provide that the General Partner is permitted or required to make a decision (i) in its "discretion," the General Partner is entitled to consider only such interests and factors as it desires and has no duty or obligation to consider any interest of or other factors affecting Alliance Capital or Alliance Holding or any Unitholder of Alliance Capital or Alliance Holding or (ii) in its "good faith" or under another express standard, the General Partner will act under that express standard and will not be subject to any other or different standard imposed by the Alliance Capital Partnership Agreement and the Alliance Holding Partnership Agreement or applicable law or in equity or otherwise. The partnership agreements for Alliance Capital and Alliance Holding further provide to the extent that, at law or in equity, the General Partner has duties (including fiduciary duties) and liabilities relating thereto to the partnership or any partner, the General Partner acting under the Alliance Capital Partnership Agreement or the Alliance Holding Partnership Agreement, as applicable, will not be liable to the partnership or any partner for its good faith reliance on the provisions of the partnership agreement.

        In addition, the Alliance Capital Partnership Agreement and the Alliance Holding Partnership Agreement grant broad rights of indemnification to the General Partner and its directors and affiliates and authorizes Alliance Capital and Alliance Holding to enter into indemnification agreements with the directors, officers, partners, employees and agents of Alliance Capital and its affiliates and Alliance Holding and its affiliates. Alliance Capital and Alliance Holding have granted broad rights of indemnification to officers of the General Partner and employees of Alliance Capital and Alliance Holding. The foregoing indemnification provisions are not exclusive, and Alliance Capital and Alliance Holding are authorized to enter into additional indemnification arrangements. Alliance Capital and Alliance Holding have obtained directors and officers/errors and omissions liability insurance.

        The Alliance Capital Partnership Agreement and the Alliance Holding Partnership Agreement also allow transactions between Alliance Capital and Alliance Holding and the General Partner or its affiliates if the transactions are on terms determined by the General Partner to be comparable to (or more favorable to Alliance Capital or Alliance Holding than) those that would prevail with an unaffiliated party. The Alliance Capital Partnership Agreement and the Alliance Holding Partnership Agreement provide that those transactions are deemed to meet that standard if such transactions are approved by a majority of those directors of the General Partner who are not directors, officers or employees of any affiliate of the General Partner (other than Alliance Capital, and its subsidiaries or Alliance Holding) or, if in the reasonable and good faith judgment of the General Partner, the transactions are on terms substantially comparable to (or more favorable to Alliance Capital or Alliance Holding than) those that would prevail in a transaction with an unaffiliated party.

        The Alliance Capital Partnership Agreement and the Alliance Holding Partnership Agreement expressly permit all affiliates of the General Partner (including Equitable and its other subsidiaries) to compete, directly or indirectly, with Alliance Capital and Alliance Holding, to engage in any business or other activity and to exploit any opportunity, including those that may be available to Alliance Capital and Alliance Holding. AXA, AXA Financial, Equitable and certain of their subsidiaries currently compete with Alliance Capital. See "Item 13. Certain Relationships and Related Transactions—Competition." The Alliance Capital Partnership Agreement and the Alliance Holding Partnership Agreement further provide that, except to the extent that a decision or action by the General Partner is taken with the specific intent of providing a benefit to an affiliate of the General Partner to the detriment of Alliance Capital or Alliance Holding, there is no liability or obligation with respect to, and no challenge of, decisions or actions of the General Partner that would otherwise be subject to claims or other challenges as improperly benefiting affiliates of the General Partner to the detriment of Alliance Capital or Alliance Holding or otherwise involving any conflict of interest or breach of a duty of loyalty or similar fiduciary obligation.

        Section 17-1101(c) of the Delaware Act provides that it is the policy of the Delaware Act to give maximum effect to the principle of freedom of contract and to the enforceability of partnership agreements. Further, Section 17-1101(d) of the Delaware Act provides in part that to the extent a partner has duties (including fiduciary duties) and liabilities relating thereto to a limited partnership or to another partner, those duties and liabilities may be expanded or restricted by provisions in a partnership agreement. Decisions of the Delaware courts have given recognition of the right of parties, under the above provisions of the Delaware Act, to alter by the terms of a partnership agreement otherwise applicable fiduciary duties and liability for breach of duties. However, the Delaware Courts have required that a partnership agreement make clear the intent of the parties to displace otherwise applicable fiduciary duties (the otherwise applicable fiduciary duties often being referred to as "default" fiduciary duties). Judicial inquiry into whether a partnership agreement is sufficiently clear to displace default fiduciary duties is necessarily fact driven and is made on a case by case basis. Accordingly, the effectiveness of displacing default fiduciary obligations and liabilities of general partners continues to be a developing area of the law and it is not certain to what extent the foregoing provisions of the Alliance Capital Partnership Agreement and the Alliance Holding Partnership Agreement are enforceable under Delaware law.

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

        The following table provides information concerning transactions between Alliance Capital and related parties during 2003:

Parties(1)	General Description of Relationship	Amounts Paid, Received or Accrued in 2003
Equitable (Equitable is a parent of Alliance Capital)	Alliance Capital provides investment management services and ancillary accounting, valuation, reporting, treasury and other services to the general and separate accounts of Equitable and its insurance company subsidiary	$42.8 million ($3.7 million relates to the ancillary services)
Equitable	Equitable provides certain legal and other services relating to insurance and other regulatory aspects of the general and separate accounts	$780,000
ACMI; Equitable	Equitable has issued life insurance policies to ACMI on the lives of certain employees of Alliance Capital	$5.2 million
Equitable	Alliance Capital and its employees are covered by various insurance policies maintained by Equitable	$3.3 million
AXA Asia Pacific Holdings Limited ("AXA Asia Pacific")(2)	Alliance Capital provides investment management services	$2.6 million
AXA Reinsurance Company(2)	Alliance Capital and its subsidiaries provide investment management services	$743,000
Nichidan Life Insurance Co., Ltd.(2)	Alliance Capital and its subsidiaries provide investment management services	$7.7 million
AXA Corporate Solutions Insurance Company(2); AXA Corporate Solutions Excess & Surplus Insurance Company(2)	Alliance Capital and its subsidiaries provide investment management services	$238,000
AXA Foundation, Inc., a subsidiary of AXA Financial	Alliance Capital and its subsidiaries provide investment management services	$138,000
AXA UK Group Pension Scheme	Alliance Capital and its subsidiaries provide investment management services	$1.3 million
AXA (Canada)	Alliance Capital and its subsidiaries provide investment management services	$221,000

(1)
Alliance Capital is a party to each transaction.

(2)
This entity is a subsidiary of AXA. AXA is an indirect parent of Alliance Capital.

Other Transactions

        On February 1, 2001 Alliance Capital and AXA Asia Pacific entered into a Subscription and Shareholders Agreement under which they established two new investment management companies in Australia and New Zealand named Alliance Capital Management Australia Limited and Alliance

Capital Management New Zealand Limited, respectively. AXA Asia Pacific and Alliance Capital each own fifty percent (50%) of the equity of each new company and have equal representation on the Boards. The new companies currently manage approximately $12.5 billion in assets, and earned $18.9 million in management fees in 2003.

        AXA Advisors was Alliance Capital's second largest distributor of U.S. Funds in 2003, for which AXA Advisors received sales concessions from Alliance Capital on sales of $485 million. In 2003, AXA Advisors also distributed certain of Alliance Capital's cash management products. AXA Advisors received distribution payments totaling $5.7 million in 2003 for these services. Various subsidiaries of AXA distribute certain of Alliance Capital's Offshore Funds, for which such entities received aggregate distribution payments of approximately $352,000 in 2003.

        During 2003 Alliance Capital paid for certain legal and other expenses incurred by Equitable and its insurance company subsidiary relating to the general and separate accounts of Equitable and such subsidiary of approximately $296,000 for which it has been or will be fully reimbursed by Equitable.

        Equitable and its affiliates are not obligated to provide funds to Alliance Capital, except for ACMI's and the General Partner's obligation to fund certain of Alliance Capital's deferred compensation and employee benefit plan obligations referred to under "Item 11. Executive Compensation—Compensation Agreements with Named Executive Officers."

        In 1999 GIE Informatique AXA, an affiliate of AXA, entered into a technology cost contribution agreement with various AXA subsidiaries, including Alliance Capital, to enable the participants to share the costs and benefits of cooperative technology development through GIE Informatique AXA. All participants are joint owners of the technology and processes developed under this agreement. In 2003 Alliance Capital paid approximately $550,000 under this agreement for technology procurement services. Alliance Capital anticipates paying its share of such costs under this agreement in 2004.

        In 2001 Alliance Capital entered into a Services Agreement with Equitable pursuant to which Equitable agreed to provide certain data processing services and functions for a service fee not to exceed Equitable's direct and indirect costs and expenses as determined in accordance with the New York Insurance Law and regulations thereunder. Alliance Capital paid Equitable a service fee of approximately $2.9 million in 2003.

        Mr. Dave H. Williams resigned as Chairman of the Board of Alliance on May 1, 2001 and became Chairman Emeritus of the Board of Alliance. Mr. Williams and Alliance entered into an agreement under which Mr. Williams has agreed to be employed by Alliance Capital from May 1, 2001 until December 31, 2003 ("Employment Period") and be paid an annual salary of $275,000. Mr. Williams has agreed to be a consultant to Alliance Capital for the period January 1, 2004 until December 31, 2006 ("Consulting Period") for a fee of $275,000 per year. During the Employment Period, Alliance Capital compensated Mr. Williams for serving as a Director of two Alliance Mutual Funds at one-half the fee paid to a non-affiliated director of those Funds. During the Employment Period, Mr. Williams was entitled to office space, an administrative staff and certain senior executive officer perquisites including reimbursement of income tax preparation costs, a gym membership and the use of a leased automobile and a chauffeur. During the Consulting Period, he is entitled to be reimbursed, subject to an annual limitation, to cover any costs incurred in leasing another automobile and hiring his own chauffeur. Alliance Capital has agreed to provide Mr. Williams with a monthly allowance during the Consulting Period to cover Mr. Williams' costs in obtaining, furnishing and equipping an office at a separate location and maintaining an administrative staff. Alliance Capital purchased certain of Mr. Williams' prints for $13,288 under the agreement and returned Mr. Williams' prints hanging in the headquarters office to a location in the New York City metropolitan area at Alliance Capital's expense. Following the Employment Period, Alliance Capital has agreed to provide Mr. Williams and Mrs. Reba W. Williams (Mr. Williams' spouse and a former director of Alliance) with comparable dental and medical benefits for their respective lives.

        Mr. Frank Savage, a Director of Alliance, retired as an employee of Alliance Capital on July 31, 2001. Mr. Savage and Alliance entered into an agreement that provides that while Mr. Savage is a Director of Alliance he will be paid an annual retainer equal to that paid to independent directors of Alliance for attending meetings of the Alliance Board of Directors and committees thereof. Mr. Savage will continue to serve as a Director of one Alliance Mutual Fund and will be reimbursed for expenses incurred in attending Board meetings of that fund by Alliance Capital or that fund.

        Mr. Bruce W. Calvert entered into an agreement with Alliance Capital on March 7, 2003. For information concerning this agreement, please refer to "Item 11. Executive Compensation-Compensation Agreements with Certain Executive Officers" in this Form 10-K.

        ACMI and the General Partner are obligated, subject to certain limitations, to make capital contributions to Alliance Capital in an amount equal to the payments Alliance Capital is required to make as deferred compensation under the employment agreements entered into in connection with Equitable's 1985 acquisition of DLJ, as well as obligations of Alliance Capital to various employees and their beneficiaries under Alliance Capital's Capital Accumulation Plan. In 2003, ACMI made capital contributions to Alliance Capital in the amount of approximately $1.7 million in respect of these obligations. ACMI's obligations to make these contributions are guaranteed by EIC subject to certain limitations. All tax deductions with respect to these obligations, to the extent funded by ACMI, Alliance or EIC, will be allocated to ACMI or Alliance.

Item 14.        Principal Accountant Fees and Services

        The following table presents fees for professional audit services rendered by KPMG LLP for the audit of Alliance Capital's and Alliance Holding's annual financial statements for 2002 and 2003, and fees for other services rendered by KPMG LLP.

	2002			2003
	Domestic	Int'l	Total	Domestic	Int'l	Total
Audit Fees(1)	$1,196,835	$512,946	$1,709,781	$1,996,495	$472,130	$2,468,625
Audit Related Fees(2)	609,550	134,060	743,610	1,651,248	482,503	2,133,751
Tax Fees(3)	416,616	666,648	1,083,264	512,280	785,544	1,297,824
All Other Fees(4)	493,518	58,947	552,465	61,512	—	61,512

Total	$2,716,519	$1,372,601	$4,089,120	$4,221,535	$1,740,177	$5,961,712

(1)
Includes $94,000 for 2002, and $88,000 for 2003, in respect of audit services for Alliance Holding.

(2)
Audit related fees consist principally of fees for audits of financial statements of certain employee benefit plans, Sarbanes-Oxley Section 404 implementation and internal control reviews.

(3)
Tax fees consist of fees for tax consultation and tax compliance services.

(4)
All other fees in 2002 primarily consists of staff augmentation costs and in 2003, miscellaneous non-audit services.

        The Audit Committee has determined that all services to be provided by KPMG LLP must be reviewed and approved by the Audit Committee on a case-by-case basis, and therefore has not adopted policies or procedures to pre-approve engagements. The Audit Committee has delegated to its chairman the ability to approve any non-audit engagement where the fees are expected to be less than $100,000.

PART IV

Item 15.        Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)
There is no document filed as part of this Annual Report on Form 10-K.

(b)
Reports on Form 8-K.

        On October 9, 2003, Alliance Capital and Alliance Holding each filed a Current Report on Form 8-K with respect to a class action complaint entitled Hindo, et al. v. AllianceBernstein Growth & Income Fund, et al.

        On October 9, 2003, Alliance Capital and Alliance Holding each filed a Current Report on Form 8-K with respect to their news release dated October 9, 2003.

        On October 30, 2003, Alliance Capital and Alliance Holding each filed a Current Report on Form 8-K with respect to an update on Market Timing and Late Trading Matters, their news release dated October 30, 2003 and their Third Quarter 2003 Review dated October 30, 2003.

        On November 6, 2003, Alliance Capital and Alliance Holding each filed a Current Report on Form 8-K with respect to their news release dated November 6, 2003.

        On November 10, 2003, Alliance Capital and Alliance Holding each filed a Current Report on Form 8-K with respect to their news release dated November 10, 2003.

        On November 12, 2003, Alliance Capital and Alliance Holding each filed a Current Report on Form 8-K with respect to their news release dated November 12, 2003.

        On November 17, 2003, Alliance Capital and Alliance Holding each filed a Current Report on Form 8-K with respect to their news release dated November 14, 2003.

        On December 10, 2003, Alliance Capital and Alliance Holding each filed a Current Report on Form 8-K with respect to their news release dated December 9, 2003.

        On December 18, 2003, Alliance Capital and Alliance Holding each filed a Current Report on Form 8-K with respect to their news release dated December 18, 2003.

        On January 12, 2004, Alliance Capital and Alliance Holding each filed a Current Report on Form 8-K with respect to their news release dated January 12, 2004.

        On January 29, 2004, Alliance Capital and Alliance Holding each filed a Current Report on Form 8-K with respect to their news release dated January 29, 2004 and their Fourth Quarter and Full Year 2003 Review dated January 29, 2004.

        On February 10, 2004, Alliance Capital and Alliance Holding each filed a Current Report on Form 8-K with respect to their news release dated February 10, 2004.

        Financial Statement Schedules.

        Attached to this Annual Report on Form 10-K is a schedule describing Valuation and Qualifying Account-Allowance for Doubtful Accounts for the three years ended December 31, 2003, 2002 and 2001.

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
2.2
Agreement and Plan of Reorganization dated August 20, 1999 among Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.), Alliance Capital Management L.P. (formerly Alliance Capital Management L.P. II), Alliance Capital Management Corporation and the Equitable Life Assurance Society of the United States (incorporated by reference to Exhibit (a)(1) to the Form 10-Q/A for the quarterly period ended September 30, 1999 of Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.) filed on November 15, 1999).
3.1	Amended and Restated Certificate of Limited Partnership dated October 29, 1999 of Alliance Capital Management L.P. (formerly Alliance Capital Management L.P. II).
3.2	Amended and Restated Agreement of Limited Partnership dated October 29, 1999 of Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.).
3.3	Amended and Restated Agreement of Limited Partnership dated October 29, 1999 of Alliance Capital Management L.P. (formerly Alliance Capital Management L.P. II).
3.4	Conformed Copy of Alliance Capital Management Corporation By-Laws with amendments through September 26, 2003.
4.1
Senior Indenture dated as of August 10, 2001, between Alliance Capital Management L.P. and The Bank of New York (incorporated by reference to Exhibit 4 to the Form 10-Q for the quarterly period ended September 30, 2001 of Alliance Capital Management L.P. filed November 14, 2001).
10.1	Form of Award Agreement dated as of December 31, 2003 under the Amended and Restated Alliance Partners Compensation Plan.
10.2	Form of Award Agreement dated as of December 31, 2003 for the Year 2003 Offering Under the SCB Deferred Compensation Award Plan.
10.3	Summary of Alliance Capital's Lease at 1345 Avenue of the Americas, New York, New York 10105.
10.4	Amendment and Complete Restatement of the Retirement Plan for Employees of Alliance Capital Management L.P. dated as of January 1, 2002.
10.5	Amendment and Complete Restatement of the Profit Sharing Plan for Employees of Alliance Capital Management L.P. dated as of January 1, 2002.
10.6	Amendment and Complete Restatement of the SCB Savings or Cash Option Plan for Employees dated as of January 1, 2002.
10.7	Amendment dated January 1, 2004 to the Profit Sharing Plan for Employees of Alliance Capital Management L.P.

10.8	Amendment dated December 31, 2003 to the SCB Savings or Cash Option Plan for Employees.
10.9	Amendment dated August 1, 2003 to the Retirement Plan for Employees of Alliance Capital Management L.P.
10.10	Amendment dated August 1, 2003 to the SCB Savings or Cash Option Plan for Employees.
10.11
Letter Agreement dated April 22, 2003 between Alfred Harrison, Alliance Capital Management Corporation and Alliance Capital Management L.P. (incorporated by reference to Exhibit 10.123 to Form 10-Q for the fiscal quarter ended March 31, 2003 of Alliance Capital Management L.P., as filed August 13, 2003).
10.12
Letter Agreement dated March 7, 2003 between Bruce W. Calvert, Alliance Capital Management Corporation and Alliance Capital Management L.P. (incorporated by reference to Exhibit 10.1 to Form 10-K for the fiscal year ended December 31, 2002 of Alliance Capital Management L.P., as filed March 27, 2003).
10.13
Alliance Capital Partners Plan of Repurchase adopted as of February 20, 2003 (incorporated by reference to Exhibit 10.2 to Form 10-K for the fiscal year ended December 31, 2002 of Alliance Capital Management L.P., as filed March 27, 2003).
10.14
Revolving Credit Agreement, dated as of September 6, 2002, by and among Alliance Capital Management L.P. and the Banks and Administration Agent named therein (incorporated by reference to Exhibit 10.102 to Form 10-Q for the quarterly period ended September 30, 2002 of Alliance Capital Management L.P., as filed November 14, 2002).
10.15
Letter Agreement dated as of July 31, 2001 between Frank Savage, Alliance Capital Management Corporation and Alliance Capital Management L.P. (incorporated by reference to Exhibit 10.16 to Form 10-K for the fiscal year ended December 31, 2001 of Alliance Capital Management L.P., as filed March 28, 2002).
10.16
Letter Agreement dated as of April 30, 2001 between Dave H. Williams, Alliance Capital Management Corporation and Alliance Capital Management L.P. (incorporated by reference to Exhibit 10.17 to Form 10-K for the fiscal year ended December 31, 2001 of Alliance Capital Management L.P., as filed March 28, 2002).
10.17
Services Agreement dated as of April 22, 2001 between Alliance Capital Management L.P. and The Equitable Life Assurance Society of the United States (incorporated by reference to Exhibit 10.19 to Form 10-K for the fiscal year ended December 31, 2001 of Alliance Capital Management L.P., as filed March 28, 2002).
10.18
Registration Rights Agreement dated as of October 2, 2000 by and among Alliance Capital Management L.P., Sanford C. Bernstein Inc. and SCB Partners Inc. (incorporated by reference to Exhibit 10.17 to the Form 10-K for the fiscal year ended December 31, 2000 of Alliance Capital Management L.P., as filed April 2, 2001).
10.19
Purchase Agreement dated as of June 20, 2000 by and among Alliance Capital Management L.P., AXA Financial, Inc. and Sanford C. Bernstein Inc. (incorporated by reference to Exhibit 10.18 to the Form 10-K for the fiscal year ended December 31, 2000 of Alliance Capital Management L.P., as filed April 2, 2001).
10.20	SCB Deferred Compensation Award Plan (incorporated by reference to Exhibit 99 to the Form S-8 of Alliance Capital Management Holding L.P., as filed October 3, 2000).

10.21	Alliance Capital Management L.P. Annual Elective Deferral Plan (incorporated by reference to Exhibit 99 to the Form S-8 of Alliance Capital Management Holding L.P. as filed November 6, 2000).
10.22
Amended and Restated Alliance Partners Compensation Plan dated December 6, 1999 (incorporated by reference to Exhibit 10.3 to the Form 10-K for the fiscal year ended December 31, 1999 of Alliance Capital Management L.P., as filed March 28, 2000).
10.23
Commercial Paper Dealer Agreement, dated as of December 14, 1999 (incorporated by reference to Exhibit 10.9 to the Form 10-K for the fiscal year ended December 31, 1999 of Alliance Capital Management L.P., as filed March 28, 2000).
10.24
Extendible Commercial Notes Dealer Agreement, dated as of December 14, 1999 (incorporated by reference to Exhibit 10.10 to the Form 10-K for the fiscal year ended December 31, 1999 of Alliance Capital Management L.P., as filed March 28, 2000).
10.25
Amended and Restated Investment Advisory and Management Agreement dated January 1, 1999 among Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.), Alliance Corporate Finance Group Incorporated and The Equitable Life Assurance Society of the United States (incorporated by reference to Exhibit (a)(6) to the Form 10-Q/A for the quarterly period ended September 30, 1999 of Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.) filed on September 28, 2000).
10.26
Amended and Restated Accounting, Valuation, Reporting and Treasury Services Agreement dated January 1, 1999 between Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.), Alliance Corporate Finance Group Incorporated and The Equitable Life Assurance Society of the United States (incorporated by reference to Exhibit (a)(7) to the Form 10-Q/A for the quarterly period ended September 30, 1999 of Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.) filed on September 28, 2000).
10.27
Global Assignment and Assumption Agreement dated October 29, 1999 between Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.) and Alliance Capital Management L.P. (formerly Alliance Capital Management L.P. II) (incorporated by reference to Exhibit (a)(8) to the Form 10-Q/A for the quarterly period ended September 30, 1999 of Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.) filed on September 28, 2000).
10.28
Pass-Through Agreement dated October 29, 1999 between Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.) and Alliance Capital Management L.P. (formerly Alliance Capital Management L.P. II) (incorporated by reference to Exhibit (a)(9) to the Form 10-Q/A for the quarterly period ended September 30, 1999 of Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.) filed on September 28, 2000).
10.29
Exchange Agreement dated April 8, 1999 among Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.), Alliance Capital Management L.P. (formerly Alliance Capital Management L.P. II) and The Equitable Life Assurance Society of the United States (incorporated by reference to Exhibit 10.108 to Form 8-K dated April 8, 1999 of Alliance Capital Management L.P. (formerly Alliance Capital Management L.P. II)).
10.30
1997 Long Term Incentive Plan (incorporated by reference to Annex I to the Proxy Statement on Schedule 14A of Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.) filed December 4, 1997).

10.31
Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.) 1993 Unit Option Plan (incorporated by reference to Exhibit 4.1 to the Form S-8 of Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.) filed July 12, 1993).
10.32
Alliance Capital Management L.P. Unit Bonus Plan (incorporated by reference to Exhibit 4.2 to the Form S-8 of Alliance Capital Management L.P. (formerly Alliance Capital Management L.P.) filed July 12, 1993).
10.33
Alliance Capital Management L.P. Century Club Plan (incorporated by reference to Exhibit 4.3 to the Form S-8 of Alliance Capital Management L.P. (formerly Alliance Capital Management L.P.) filed July 12, 1993).
10.34
Alliance Capital Accumulation Plan (incorporated by reference to Exhibit 10.11 to the Form 10-K for the fiscal year ended December 31, 1988 of Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.) filed March 31, 1989).
10.35
Alliance Partners Plan (incorporated by reference to Exhibit 10.12 to the Form 10-K for the fiscal year ended December 31, 1988 of Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.) filed March 31, 1989).
12.1	Alliance Capital Consolidated Ratio of Earnings to Fixed Charges in respect of the years ended December 31, 2003, 2002 and 2001.
21.1	Subsidiaries of Alliance Capital.
23.1	Consent of KPMG LLP.
24.1	Power of Attorney by Henri de Castries.
24.2	Power of Attorney by Christopher M. Condron.
24.3	Power of Attorney by Denis Duverne.
24.4	Power of Attorney by Richard S. Dziadzio.
24.5	Power of Attorney by Benjamin D. Holloway.
24.6	Power of Attorney by W. Edwin Jarmain.
24.7	Power of Attorney by Peter D. Noris.
24.8	Power of Attorney by Frank Savage.
24.9	Power of Attorney by Lorie A. Slutsky.
24.10	Power of Attorney by Peter J. Tobin.
24.11	Power of Attorney by Stanley B. Tulin.
24.12	Power of Attorney by Dave H. Williams.
31.1	Certification of Mr. Sanders pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Mr. Joseph pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Mr. Sanders pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Mr. Joseph pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLIANCE CAPITAL MANAGEMENT L.P.
	By:	By: Alliance Capital Management Corporation, General Partner
Date: March 10, 2004	By:	/s/ Lewis A. Sanders Lewis A. Sanders Chief Executive Officer and Vice Chairman of the Board of Directors

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 10, 2004	/s/ Gerald M. Lieberman Gerald M. Lieberman Executive Vice President and Chief Operating Officer
Date: March 10, 2004	/s/ Robert H. Joseph, Jr. Robert H. Joseph, Jr. Senior Vice President, Chief Financial Officer and Principal Accounting Officer

Directors

/s/ Bruce W. Calvert Bruce W. Calvert Chairman and Director	/s/ Gerald M. Lieberman Gerald M. Lieberman Director
* Henri de Castries Director	* Peter D. Noris Director
* Christopher M. Condron Director	/s/ Lewis A. Sanders Lewis A. Sanders Director
* Denis Duverne Director	* Frank Savage Director
* Richard S. Dziadzio Director	* Lorie A. Slutsky Director
/s/ Alfred Harrison Alfred Harrison Director	* Peter J. Tobin Director
/s/ Roger Hertog Roger Hertog Director	* Stanley B. Tulin Director
* Benjamin D. Holloway Director	* Dave H. Williams Director
* W. Edwin Jarmain Director	*/s/ Mark R. Manley Mark R. Manley (Attorney-in-Fact)

ALLIANCE CAPITAL MANAGEMENT L.P.
Valuation and Qualifying Account—Allowance for Doubtful Accounts
For the Three Years Ending December 31, 2003, 2002 and 2001

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Reclassifications	Deductions Amounts Written Off	Balance at End of Period
	(in thousands)
For the Year Ended December 31, 2001	$150	$—	$—	$—	$150

For the Year Ended December 31, 2002	$150	$1,477	$850	$340	$2,137

For the Year Ended December 31, 2003	$2,137	$1,839	$—	$1,054	$2,922