Form 10-K/A
period 2003-12-31
ALLIANCE CAPITAL MANAGEMENT L P
filed 2004-03-19
CIK 1109448

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

Explanatory Note

        We are filing this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003 ("Form 10-K"), as filed with the U.S. Securities and Exchange Commission ("SEC") on March 10, 2004, solely to correct a typographical error. Specifically, in the sixth paragraph of "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," the reduction in fees is expected to decrease Alliance Capital revenues by approximately $70 million, not $40 million, in 2004. The correct amount (a) was previously disclosed in a Current Report on Form 8-K filed with the SEC on December 18, 2003, and (b) appears in "Item 1. Business—Regulation" of Form 10-K. This amendment does not change any other portion of Form 10-K.

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

        See "Note 15. Commitments and Contingencies" of the Operating Partnership's Consolidated Financial Statements contained in Item 8 of this Form 10-K for a discussion of the Operating Partnership's mutual fund distribution system and related deferred sales commission asset, certain legal proceedings to which the Operating Partnership is a party and mutual fund investigations.

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

Signature

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLIANCE CAPITAL MANAGEMENT L.P.
	By:	Alliance Capital Management Corporation, General Partner
Date: March 19, 2004	By:	/s/ Robert H. Joseph, Jr. Robert H. Joseph, Jr. Senior Vice President, Chief Financial Officer and Principal Accounting Officer

Exhibit Index

Exhibit	Description
31.3	Certification of Mr. Sanders pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4	Certification of Mr. Joseph pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.3	Certification of Mr. Sanders pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.4	Certification of Mr. Joseph pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

QuickLinks

Explanatory Note
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Exhibit Index