Form 10-Q
period 2004-03-31
ALLIANCE CAPITAL MANAGEMENT L P
filed 2004-05-07
CIK 1109448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Yes ☒                                                                    No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒                                                                    No ☐

252,955,834 units of limited partnership interests in Alliance Capital Management L.P. were outstanding as of March 31, 2004.

ALLIANCE CAPITAL MANAGEMENT L.P.

Part I

FINANCIAL INFORMATION

Item 1.      Financial Statements

ALLIANCE CAPITAL MANAGEMENT L.P.
AND SUBSIDIARIES

Condensed Consolidated Statements of Financial Condition

(in thousands)

	3/31/04	12/31/03
	(unaudited)

ASSETS

Cash and cash equivalents	$676,919	$502,858
Cash and securities segregated, at market (cost: $1,233,637 and $1,285,632)	1,233,680	1,285,801
Receivables:
Brokers and dealers	1,712,563	1,617,882
Brokerage clients.	313,748	334,482
Fees, net	314,280	337,711
Investments	436,283	121,871
Furniture, equipment and leasehold improvements, net	222,401	226,121
Goodwill, net	2,876,657	2,876,657
Intangible assets, net	341,550	346,725
Deferred sales commissions, net	353,590	387,218
Other investments	18,216	28,547
Other assets	124,942	105,796
Total assets	$8,624,829	$8,171,669

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Payables:
Brokers and dealers	$1,146,842	$1,127,183
Brokerage clients	2,178,792	1,899,458
Alliance Mutual Funds	106,336	114,938
Accounts payable and accrued expenses	241,986	524,703
Accrued compensation and benefits	363,030	311,075
Debt	405,435	405,327
Minority interests in consolidated subsidiaries	219,783	10,516
Total liabilities	4,662,204	4,393,200

Commitments and Contingencies (See Note 6)

Partners’ capital	3,962,625	3,778,469
Total liabilities and partners’ capital	$8,624,829	$8,171,669

See Accompanying Notes to Condensed Consolidated Financial Statements.

ALLIANCE CAPITAL MANAGEMENT L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Income

(unaudited)

(in thousands, except per Unit amounts)

	Three Months Ended
	3/31/04	3/31/03
Revenues:
Investment advisory and services fees	$510,968	$412,281
Distribution revenues	116,305	100,024
Institutional research services	79,424	57,885
Shareholder servicing fees	23,649	23,857
Other revenues, net	14,340	8,567
	744,686	602,614

Expenses:
Employee compensation and benefits	274,804	218,169
Promotion and servicing:
Distribution plan payments	97,114	89,077
Amortization of deferred sales commissions	48,520	53,019
Other	44,249	36,540
General and administrative	91,004	79,181
Interest	6,500	6,349
Amortization of intangible assets	5,175	5,175
	567,366	487,510

Income before income taxes	177,320	115,104

Income taxes	8,866	6,043

Net income	$168,454	$109,061

Net income per Unit:
Basic	$0.66	$0.43
Diluted	$0.66	$0.43

See Accompanying Notes to Condensed Consolidated Financial Statements.

ALLIANCE CAPITAL MANAGEMENT L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of
Changes in Partners’ Capital
and Comprehensive Income

(unaudited)
(in thousands)

	Three Months Ended
	3/31/04	3/31/03

Partners’ capital - beginning of period	$3,778,469	$3,963,451
Comprehensive income:
Net income	168,454	109,061
Other comprehensive income:
Unrealized gain (loss) on investments, net	493	(210)
Foreign currency translation adjustment, net	7,433	818
Comprehensive income	176,380	109,669
Capital contributions from General Partner	307	235
Cash distributions to General Partner and Alliance Capital Unitholders	(23)	(148,504)
Purchase of Alliance Holding Units to fund deferred compensation plans, net	(38,375)	(67,210)
Compensatory unit options expense	648	718
Amortization of deferred compensation expense	16,853	22,908
Proceeds from options for Alliance Holding Units exercised	28,366	2,292
Partners’ capital - end of period	$3,962,625	$3,883,559

See Accompanying Notes to Condensed Consolidated Financial Statements.

ALLIANCE CAPITAL MANAGEMENT L.P.

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended
	3/31/04	3/31/03
Cash flows from operating activities:
Net income	$168,454	$109,061
Adjustments to reconcile net income to net cash provided from operating activities:
Amortization of deferred sales commissions	48,520	53,019
Amortization of deferred compensation	28,300	32,159
Other depreciation and amortization	16,231	18,156
Other, net	7,253	534
Changes in assets and liabilities:
Decrease in segregated cash and securities	52,121	119,794
(Increase) in receivable from brokers and dealers	(94,552)	(66,902)
Decrease (increase) in receivable from brokerage clients	17,218	(426)
Decrease in fees receivable	24,287	18,893
(Increase) in trading investments	(110,197)	(31,029)
(Increase) in deferred sales commissions	(14,888)	(21,418)
Decrease in other investments	10,883	5,419
(Increase) in other assets	(16,414)	(14,705)
Increase in payable to brokers and dealers	24,599	120,006
Increase (decrease) in payable to brokerage clients	277,688	(152,992)
(Decrease) in payable to Alliance Mutual Funds	(8,591)	(3,544)
(Decrease) in accounts payable and accrued expenses	(286,886)	(45,467)
Increase in accrued compensation and benefits, less deferred compensation	40,411	5,231
Net cash provided from operating activities	184,437	145,789

Cash flows from investing activities:
Purchase of investments	(4,704)	(400)
Proceeds from sale of investments	4,456	3,423
Additions to furniture, equipment and leasehold improvements, net.	(6,872)	(6,960)
Net cash (used in) investing activities	(7,120)	(3,937)

Cash flows from financing activities:
Proceeds from issuance of debt	2,005,908	1,063,945
Repayment of debt	(2,006,000)	(1,068,000)
Cash distributions to General Partner and Alliance Capital Unitholders	(23)	(148,504)
Capital contributions from General Partner	307	235
Proceeds from options for Alliance Holding Units exercised	28,366	2,292
Purchase of Alliance Holding Units to fund deferred compensation plans, net	(38,375)	(67,210)
Net cash (used in) financing activities	(9,817)	(217,242)

Effect of exchange rate changes on cash and cash equivalents	6,561	1,143

Net increase (decrease) in cash and cash equivalents	174,061	(74,247)
Cash and cash equivalents at beginning of period	502,858	417,759
Cash and cash equivalents at end of period	$676,919	$343,512

See Accompanying Notes to Condensed Consolidated Financial Statements.

ALLIANCE CAPITAL MANAGEMENT L.P.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

March 31, 2004

(unaudited)

1.             Organization

Alliance Capital Management Corporation (“ACMC”), an indirect wholly-owned subsidiary of AXA Financial, Inc. (“AXA Financial”), is the general partner of both Alliance Capital Management Holding L.P. (“Alliance Holding”) and Alliance Capital Management L.P. (“Alliance Capital” or the “Operating Partnership”).  AXA Financial is an indirect wholly-owned subsidiary of AXA, which is a holding company for an international group of insurance and related financial services companies (“AXA”).  Alliance Capital is a registered investment adviser under the Investment Advisers Act of 1940 (“Advisers Act”).  Alliance Holding Units are publicly traded on the New York Stock Exchange (“NYSE”) under the ticker symbol “AC”.  Alliance Capital Units do not trade publicly and are subject to significant restrictions on transfer.

ACMC owns 100,000 general partnership units in Alliance Holding and a 1% general partnership interest in the Operating Partnership.  As of March 31, 2004, AXA, AXA Financial, The Equitable Life Assurance Society of the United States (a wholly-owned subsidiary of AXA Financial, “ELAS”) and certain subsidiaries of ELAS beneficially owned approximately 145.0 million Alliance Capital Units or approximately 57.3% of the issued and outstanding Alliance Capital Units and approximately 1.4 million Alliance Holding Units or approximately 1.8% of the issued and outstanding Alliance Holding Units which, including the general partnership interests in the Operating Partnership and Alliance Holding, represents an economic interest of approximately 58.4% in the Operating Partnership.

As of March 31, 2004, Alliance Holding owned approximately 79.6 million Alliance Capital Units or approximately 31.5% of the issued and outstanding Alliance Capital Units.  As of March 31, 2004, SCB Partners Inc., a wholly-owned subsidiary of SCB Inc. (formerly known as Sanford C. Bernstein Inc.), owned approximately 24.5 million Alliance Capital Units or approximately 9.7% of the issued and outstanding Alliance Capital Units.

2.             Operating Partnership Business Description

The Operating Partnership provides diversified investment management and related services globally to a broad range of clients including (a) institutional investors, consisting of unaffiliated entities such as corporate and public employee pension funds, endowment funds, domestic and foreign institutions and governments and of affiliates such as AXA and its insurance company subsidiaries, by means of separately managed accounts, institutional sub-advisory relationships structured products, group trusts, mutual funds, and other investment vehicles  (b) private clients, consisting of high net-worth individuals, trusts and estates, charitable foundations, partnerships, private and family corporations and other entities, by means of separately managed accounts, hedge funds and other investment vehicles, (c) individual investors by means of retail mutual funds sponsored by the Operating Partnership, its subsidiaries and affiliated joint venture companies including cash management products such as money market funds and deposit accounts and sub-advisory relationships in respect of mutual funds sponsored by third parties and other investment vehicles (“Alliance Mutual Funds”), and managed account products, and (d) institutional investors desiring institutional research services by means of in-depth research, portfolio strategy, trading and brokerage-related services.  The Operating Partnership and its subsidiaries provide investment management, distribution and/or shareholder and administrative services to Alliance Mutual Funds.

3.             Summary of Significant Accounting Policies

Basis of Presentation

The unaudited interim condensed consolidated financial statements of the Operating Partnership included herein have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of (a) the Operating Partnership’s financial position at March 31, 2004 and December 31, 2003, (b) the Operating Partnership’s results of operations for the three months ended March 31, 2004 and 2003, and (c) the Operating Partnership’s cash flows for the three months ended March 31, 2004 and 2003, have been made.  The preparation of the condensed consolidated financial statements requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.  These statements should be read in conjunction with the Operating Partnership’s consolidated audited financial statements for the year ended December 31, 2003.

Reclassifications

Certain prior period amounts have been reclassified to conform to current year presentation.  These include separate disclosure of amortization of deferred sales commissions and deferred compensation and changes in trading investments and other investments in the Condensed Consolidated Statements of Cash Flows, and the reclassification of certain money market funds with average maturities of less than three months from Investments to Cash and Cash Equivalents in the Condensed Consolidated Statements of Financial Condition.

Goodwill, Net

Goodwill, net represents the excess of the purchase price over the fair value of identifiable assets of acquired companies.  Goodwill is not amortized but is tested annually for impairment.  Possible goodwill impairment is indicated if the net recorded value of the Operating Partnership’s assets and liabilities exceeds estimated fair value, which would then require the measurement of the Operating Partnership’s assets and liabilities as if the Operating Partnership had been acquired.  This measurement may or may not result in goodwill impairment. Any goodwill deemed impaired is reduced to estimated fair value with a corresponding charge to expense.

Intangible Assets, Net and Deferred Sales Commissions, Net

Intangible assets, net consist of costs assigned to investment contracts of businesses acquired.  These costs are being amortized on a straight-line basis over estimated useful lives of twenty years.

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

Management tests intangible and deferred sales commission assets for impairment quarterly, or monthly when events or changes in circumstances occur that could significantly increase the risk of impairment of these assets.  Undiscounted future cash flows estimated by management to be realized from each of these assets are compared to their respective recorded amounts.  Management assesses the results of these analyses, and other relevant factors, to determine if these assets are recoverable.  If management determines these assets are not recoverable, an impairment condition would exist and the impairment loss would be measured as the amount by which the recorded amount of those assets exceeds their estimated fair value.  Estimated fair value is determined using management’s best estimate of future cash flows discounted to a present value amount.

The gross carrying amount and accumulated amortization of intangible assets subject to amortization totaled $414.0 million and $72.5 million at March 31, 2004.  Amortization expense was $5.2 million for both the three months ended March 31, 2004 and 2003, respectively, and estimated amortization expense for each of the next five years is approximately $20.7 million.

At March 31, 2004, the gross carrying amount of deferred sales commissions, accumulated amortization and cumulative CDSC received were $2.3 billion, $1.5 billion and $0.4 billion, resulting in a net balance of $0.4 billion.

Revenue Recognition

Investment advisory and services fees, the largest component of the Operating Partnership’s revenues, are generally calculated as a percentage, referred to as “basis points” or “base fees”, of assets under management for clients, are recorded as revenue as the related services are performed.  Certain investment advisory contracts provide for a performance fee, in addition to or in lieu of a base fee, that is calculated as either a percentage of absolute investment results or a percentage of investment results in excess of a stated benchmark over a specified period of time.  Performance fees are recorded as revenue at the end of each measurement period. Investment advisory and services fees include brokerage transaction charges received by Sanford C. Bernstein & Co., LLC (“SCB LLC”), a wholly-owned subsidiary of the Operating Partnership, for substantially all private client transactions and certain institutional investment management client transactions. Institutional research services revenue consists of brokerage transaction charges received by SCB LLC and Sanford C. Bernstein Limited (“SCBL”), a wholly-owned subsidiary of the Operating Partnership operating in London, for in-depth research and other services provided to institutional investors.  Brokerage transaction charges earned and related expenses are recorded on a trade date basis.  Distribution revenues and shareholder servicing fees are accrued as earned.

Compensatory Option Plans

In 2002, the Operating Partnership adopted the fair value method of recording compensation expense on a prospective basis, and using a straight-line amortization policy, relating to compensatory option awards of Alliance Holding Units as permitted by Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation”, and as amended by Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation – Transition and Disclosure”.  Under the fair value method, compensation expense is measured at the grant date based on the estimated fair value of the award and is recognized over the vesting period. Fair value is determined using the Black-Scholes option-pricing model.  Compensation expense, relating to compensatory unit option awards granted after 2001, totaled approximately $0.6 million and $0.7 million for the three months ended March 31, 2004 and 2003, respectively.

For option awards prior to 2002, the Operating Partnership applies the provisions of Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”, under which compensation expense is recognized only if the market price of the underlying Alliance Holding Units exceeds the exercise price at the date of grant.  As a result, the Operating Partnership did not record compensation expense for option awards made prior to 2002.  Had the Operating Partnership recorded compensation expense for those options based on the fair value at their grant date under SFAS 123, the Operating Partnership’s net income for the three months ended March 31, 2004 and 2003 would have been reduced to the pro forma amounts indicated below:

	Three Months Ended
	3/31/04	3/31/03
	(in thousands, except per Unit amounts)
SFAS 123 pro forma net income:
Net income as reported	$168,454	$109,061
Add: stock-based compensation expense included in net income, net of tax	616	682
Deduct: total stock-based compensation expense determined under fair value method for all awards, net of tax	(1,375)	(2,801)

SFAS 123 pro forma net income	$167,695	$106,942

Net income per unit:
Basic Net income per unit as reported	$0.66	$0.43
Basic Net income per unit pro forma	$0.66	$0.42
Diluted Net income per unit as reported	$0.66	$0.43
Diluted Net income per unit pro forma	$0.65	$0.42

4.             Cash and Securities Segregated Under Federal Regulations and Other Requirements

At March 31, 2004, $1.2 billion of United States Treasury Bills were segregated in a special reserve bank custody account for the exclusive benefit of brokerage customers of SCB LLC under rule 15c3-3 of the SEC.  An additional $0.3 billion in United States Treasury Bills were deposited in a special reserve account during April 2004.

5.             Net Income Per Unit

Basic net income per unit is derived by reducing net income for the 1% general partnership interest and dividing the remaining 99% by the basic weighted average number of units outstanding.  Diluted net income per unit is derived by reducing net income for the 1% general partnership interest and dividing the remaining 99% by the total of the basic weighted average number of units outstanding and the dilutive unit equivalents resulting from outstanding compensatory options:

	Three Months Ended
	3/31/04	3/31/03
	(in thousands, except per Unit amounts)

Net income	$168,454	$109,061

Weighted average Units outstanding - Basic	252,358	250,196
Dilutive effect of compensatory options	2,051	2,169
Weighted average Units outstanding - Diluted	254,409	252,365

Basic net income per Unit	$0.66	$0.43
Diluted net income per Unit	$0.66	$0.43

At March 31, 2004 and 2003, out-of-the-money options on 5,244,000 and 9,169,000 Units, respectively, have been excluded from the diluted net income per Unit computation due to their anti-dilutive effect.

6.             Commitments and Contingencies

Deferred Sales Commission Asset

The Operating Partnership’s mutual fund distribution system (the “System”) includes a multi-class share structure.  The System permits the Operating Partnership’s open-end mutual funds to offer investors various options for the purchase of mutual fund shares, including the purchase of Front-End Load Shares and Back-End Load Shares.  The Front-End Load Shares are subject to a conventional front-end sales charge paid by investors to AllianceBernstein Investment Research and Management, Inc. (“ABIRM”), a wholly owned subsidiary of the Operating Partnership, at the time of sale.  ABIRM in turn pays sales commissions to the financial intermediaries distributing the funds from the front-end sales charge it receives from investors.  For Back-End Load Shares, investors do not pay a front-end sales charge although, if there are redemptions before the expiration of the minimum holding period (which ranges from one year to four years), investors pay CDSC to ABIRM.  While ABIRM is obligated to pay sales commissions to the financial intermediaries at the time of the purchase of Back-End Load Shares, it receives higher ongoing distribution services fees from the mutual funds.

Payments of sales commissions made to financial intermediaries in connection with the sale of Back-End Load Shares under the System are capitalized as deferred sales commissions and amortized over periods not exceeding five and one-half years, the periods of time during which deferred sales commissions are expected to be recovered from distribution services fees received from those funds and from CDSC received from shareholders of those funds upon redemption of their shares.  CDSC cash recoveries are recorded as reductions of unamortized deferred sales commissions when received.  The recorded amount of the net deferred sales commission asset was $353.6 million at March 31, 2004.  Payments of sales commissions made to financial intermediaries in connection with the sale of Back-End Load Shares under the System totaled approximately $14.9 million and $21.4 million during the three months ended March 31, 2004 and 2003, respectively, net of CDSC received of $10.2 million and $9.5 million, respectively.

Management tests the deferred sales commission asset for recoverability quarterly, or monthly when events or changes in circumstances occur that could significantly increase the risk of impairment of the asset.  As of March 31, 2004, management determined that the deferred sales commission asset was not impaired.  If management determines in the future that the deferred sales commission asset is not recoverable, an impairment condition would exist and a loss would be measured as the amount by which the recorded amount of the asset exceeds its estimated fair value.  Estimated fair value is determined using management’s best estimate of future cash flows discounted to a present value amount.

During the first quarter of 2004, equity markets increased by approximately 2% as measured by the change in the Standard & Poor’s 500 Stock Index and fixed income markets increased by approximately 3% as measured by the change in the Lehman Brothers’ Aggregate Bond Index.  The redemption rate for domestic Back-End Load Shares was 25.6% during the first quarter of 2004.  Declines in financial markets or higher redemption levels, or both, as compared to the assumptions used to estimate undiscounted future cash flows could result in the impairment of the deferred sales commission asset.  Due to the volatility of the capital markets and changes in redemption rates, management is unable to predict whether or when a future impairment of the deferred sales commission asset might occur.  Should an impairment occur, any loss would reduce materially the recorded amount of the asset with a corresponding charge to expense.

Legal Proceedings

On December 7, 2001, a complaint entitled Benak v. Alliance Capital Management L.P. and Alliance Premier Growth Fund (“Benak Complaint”) was filed in the United States District Court for the District of New Jersey against Alliance Capital and the AllianceBernstein Premier Growth Fund (“Premier Growth Fund”) alleging that the defendants violated Section 36(b) of the Investment Company Act of 1940 (“Investment Company Act”).  The principal allegations of the Benak Complaint are that Alliance Capital breached its duty of loyalty to Premier Growth Fund because one of the directors of the General Partner of Alliance Capital served as a director of Enron Corp. (“Enron”) when Premier Growth Fund purchased shares of Enron, and as a consequence thereof the investment advisory fees paid to Alliance Capital by Premier Growth Fund should be returned as a means of recovering for Premier Growth Fund the losses plaintiff alleges were caused by the alleged breach of the duty of loyalty.  Subsequently, between December 21, 2001, and July 11, 2002, five complaints making substantially the same allegations and seeking substantially the same relief as the Benak Complaint were filed against Alliance Capital and Premier Growth Fund.  All of those actions were consolidated in the United States District Court for the District of New Jersey.  On January 6, 2003, a consolidated amended complaint entitled Benak v. Alliance Capital Management L.P. (“Benak Consolidated Amended Complaint”) was filed containing allegations similar to those in the individual complaints, although it did not name Premier Growth Fund as a defendant.  On February 9, 2004, the court granted with prejudice Alliance Capital’s motion to dismiss the Benak Consolidated Amended Complaint, holding that plaintiff’s allegations failed to state a claim under Section 36(b), and plaintiffs have not filed a notice of appeal.

Alliance Capital believes that plaintiffs’ allegations in the Benak Consolidated Amended Complaint are without merit and intends to vigorously defend against any appeal that may be taken from the dismissal with prejudice of the action.

On April 8, 2002, in In re Enron Corporation Securities Litigation, a consolidated complaint (“Enron Complaint”) was filed in the district court in the Southern District of Texas, Houston Division, against numerous defendants, including Alliance Capital.  The principal allegations of the Enron Complaint, as they pertain to Alliance Capital, are that Alliance Capital violated Sections 11 and 15 of the Securities Act of 1933 with respect to a registration statement filed by Enron and effective with the SEC on July 18, 2001, which was used to sell $1.9 billion Enron Corp. Zero Coupon Convertible Notes due 2021.  Plaintiffs allege that Frank Savage, who was at that time an employee of Alliance Capital and who was and remains a director of the General Partner of Alliance Capital, signed the registration statement at issue.  Plaintiffs allege that the registration statement was materially misleading.  Plaintiffs further allege that Alliance Capital was a controlling person of Frank Savage.  Plaintiffs therefore assert that Alliance Capital is itself liable for the allegedly misleading registration statement.  Plaintiffs seek rescission or a rescissionary measure of damages.  On June 3, 2002, Alliance Capital moved to dismiss the Enron Complaint as the allegations therein pertain to it.  On March 12, 2003, that motion was denied.  A First Amended Consolidated Complaint (“Enron Amended Consolidated Complaint”), with substantially similar allegations as to Alliance Capital, was filed on May 14, 2003.  Alliance Capital filed its answer on June 13, 2003.  On May 28, 2003, plaintiffs filed an Amended Motion for Class Certification.  On October 23, 2003, following the completion of class discovery, Alliance Capital filed its opposition to class certification.  Alliance Capital’s motion is pending.  The case is currently in discovery.

Alliance Capital believes that plaintiffs’ allegations in the Enron Amended Consolidated Complaint as to it are without merit and intends to vigorously defend against these allegations.  At the present time, management of Alliance Capital is unable to estimate the impact, if any, that the outcome of this action may have on Alliance Capital’s results of operations or financial condition.

On May 7, 2002, a complaint entitled The Florida State Board of Administration v. Alliance Capital Management L.P. (“SBA Complaint”) was filed in the Circuit Court of the Second Judicial Circuit, in and for Leon County, Florida against Alliance Capital.  The SBA Complaint alleges breach of contract relating to the Investment Management Agreement between The Florida State Board of Administration (“SBA”) and Alliance Capital, breach of the covenant of good faith and fair dealing contained in the Investment Management Agreement, breach of fiduciary duty, negligence, gross negligence and violation of the Florida Securities and Investor Protection Act, in connection with purchases and sales of Enron common stock for the SBA investment account.  The SBA seeks more than $300 million in compensatory damages and an unspecified amount of punitive damages.  On June 10, 2002, Alliance Capital moved to dismiss the SBA Complaint.  On September 12, 2002, the court denied Alliance Capital’s motion to dismiss the SBA Complaint in its entirety.  On November 13, 2003, the SBA filed an amended complaint (“Amended SBA Complaint”).  While the Amended SBA Complaint contains the Enron claims, the Amended SBA Complaint also alleges that Alliance Capital breached its contract with the SBA by investing in or continuing to hold stocks for the SBA’s investment portfolio that were not “1-rated,” the highest rating that Alliance Capital’s research analysts could assign.  The SBA also added claims for negligent supervision and common law fraud.  On December 13, 2003, Alliance Capital moved to dismiss the fraud and breach of fiduciary duty claims in the Amended SBA Complaint.  On

January 27, 2004, the court denied that motion.   The case is currently in discovery.

Alliance Capital believes that the SBA’s allegations in the Amended SBA Complaint are without merit and intends to vigorously defend against these allegations.

On September 12, 2002, a complaint entitled Lawrence E. Jaffe Pension Plan, Lawrence E. Jaffe Trustee U/A 1198 v. Alliance Capital Management L.P., Alfred Harrison and Alliance Premier Growth Fund, Inc. (“Jaffe Complaint”) was filed in the United States District Court in the Southern District of New York against Alliance Capital, Alfred Harrison and Premier Growth Fund alleging violation of the Investment Company Act.  Plaintiff seeks damages equal to Premier Growth Fund’s losses as a result of Premier Growth Fund’s investment in shares of Enron and a recovery of all fees paid to Alliance Capital beginning November 1, 2000.  On March 24, 2003, the court granted Alliance Capital’s motion to transfer the Jaffe Complaint to the United States District Court for the District of New Jersey to be consolidated with the Benak Consolidated Amended Complaint already pending there.  On December 5, 2003, plaintiff filed an amended complaint (“Amended Jaffe Complaint”) in the United States District Court for the District of New Jersey.  The Amended Jaffe Complaint alleges violations of Section 36(a) of the Investment Company Act, common law negligence, and negligent misrepresentation.  Specifically, the Amended Jaffe Complaint alleges that: (i) the defendants breached their fiduciary duties of loyalty, care and good faith to Premier Growth Fund by causing Premier Growth Fund to invest in securities of Enron, (ii) the defendants were negligent for investing in securities of Enron, and (iii) through prospectuses and other documents defendants misrepresented material facts related to Premier Growth Fund’s investment objective and policies.  On January 23, 2004, defendants moved to dismiss the Amended Jaffe Complaint.

Alliance Capital and Alfred Harrison believe that plaintiff’s allegations in the Jaffe Complaint are without merit and intend to vigorously defend against these allegations.

On December 13, 2002, a putative class action complaint entitled Patrick J. Goggins, et al. v. Alliance Capital Management L.P., et al. (“Goggins Complaint”) was filed in the United States District Court for the Southern District of New York against Alliance Capital, Premier Growth Fund and individual directors and certain officers of Premier Growth Fund.  On August 13, 2003, the court granted Alliance Capital’s motion to transfer the Goggins Complaint to the United States District Court for the District of New Jersey.  On December 5, 2003, plaintiffs filed an amended complaint (“Amended Goggins Complaint”) in the United States District Court for the District of New Jersey.  The Amended Goggins Complaint alleges that defendants violated Sections 11, 12(a)(2) and 15 of the Securities Act because the Fund’s registration statements and prospectuses contained untrue statements of material fact and omitted material facts.  More specifically, the Amended Goggins Complaint alleges that the Fund’s investment in Enron was inconsistent with the Fund’s stated strategic objectives and investment strategies.  Plaintiffs seek rescissory relief or an unspecified amount of compensatory damages on behalf of a class of persons who purchased shares of Premier Growth Fund during the period October 31, 2000 through February 14, 2002.  On January 23, 2004, Alliance Capital moved to dismiss the Amended Goggins Complaint.

Alliance Capital, Premier Growth Fund and the other defendants believe that plaintiffs’ allegations in the Amended Goggins Complaint are without merit and intend to vigorously defend against these allegations.

On August 9, 2003, the Securities and Exchange Board of India (“SEBI”) ordered that Samir C. Arora, a former research analyst/portfolio manager of Alliance Capital, refrain from buying, selling or dealing in Indian equity securities.  Until August 4, 2003, when Mr. Arora announced his resignation from Alliance Capital, he served as head of Asian emerging markets equities and a fund manager of Alliance Capital Asset Management (India) Pvt. Ltd. (“ACAML”), a fund management company 75% owned by Alliance Capital.  The order states that Mr. Arora relied on unpublished price sensitive information in making certain investment decisions on behalf of certain clients of ACAML and Alliance Capital, that there were failures to make required disclosures regarding the size of certain equity holdings and that Mr. Arora tried to influence the sale of Alliance Capital’s stake in ACAML.  Mr. Arora contested the findings in the order by filing objections at a personal hearing held on August 28, 2003.  On September 24, 2003, SEBI issued an order confirming its previous order against

Mr. Arora.  On October 10, 2003, Mr. Arora filed an appeal with the Securities Appellate Tribunal (“SAT”) seeking certain interim reliefs.  Mr. Arora’s appeal was heard by the SAT on December 15, 2003. The SAT passed an order on January 12, 2004, wherein it did not grant any interim reliefs to Mr. Arora since SEBI had stated that the investigations in the matter were in progress.  However, SAT directed SEBI to complete the investigations by February 28, 2004 and to pass final orders in the matter by March 31, 2004.  On March 31, 2004, SEBI issued a final order against Mr. Arora barring him from dealing directly or indirectly in the Indian securities markets for a period of five years commencing from August 9, 2003.  Alliance Capital understands that Mr. Arora intends to appeal the order.

At the present time management of Alliance Capital does not believe the outcome of this matter will have a material impact on Alliance Capital’s results of operations or financial condition.

On September 8, 2003, SEBI issued to Alliance Capital a show cause notice and finding of investigation (the “Notice”).  The Notice requires Alliance Capital to explain its failure to make disclosure filings as to the acquisition of shares of five (5) Indian equity securities held at various times by Alliance Capital (through sub-accounts under foreign institutional investor licenses), ACAML and Alliance Capital’s local Indian mutual fund as required under the SEBI (Insider Trading) Regulations, 1992 and the SEBI (Substantial Acquisition of Shares and Takeovers) Regulations, 1997 inter alia when the holdings of the said entities in the Relevant Scrips crossed 5% which could make Alliance Capital liable to pay penalties prescribed under Section 15A of the SEBI Act, 1992, which requires that disclosure be made when the holdings of an investor (or a group of investors acting in concert) in an Indian security either exceeds five percent (5%) of the outstanding shares or changes by more than two percent (2%).  On October 14, 2003, and November 10, 2003, Alliance Capital filed its reply and written submissions, respectively.  Alliance Capital also had a personal hearing before SEBI on October 21, 2003 and the decision of SEBI in relation to the Notice is pending.

At the present time, management of Alliance Capital does not believe the outcome of this matter will have a material impact on Alliance Capital’s results of operations or financial condition.

On October 1, 2003, a class action complaint entitled Erb, et al. v. Alliance Capital Management L.P., et al (“Erb Complaint”) was filed in the Circuit Court of St. Clair County, Illinois, against Alliance Capital.  The plaintiff, purportedly a shareholder in Premier Growth Fund, alleges that Alliance Capital breached unidentified provisions of Premier Growth Fund’s prospectus and subscription and confirmation agreements that allegedly required that every security bought for Premier Growth Fund’s portfolio must be a “1-rated” stock, the highest rating that Alliance Capital’s analysts could assign.  Plaintiff alleges that Alliance Capital impermissibly purchased shares of stocks that were not 1-rated.  Plaintiff seeks rescission of all purchases of any non-1-rated stocks Alliance Capital made for Premier Growth Fund over the past ten years, as well as an unspecified amount of damages.  On November 25, 2003, Alliance Capital removed the Erb Complaint to the United States District Court for the Southern District of Illinois on the basis that plaintiffs’ alleged breach of contract claims are preempted under the Securities Litigation Uniform Standards Act.  On December 29, 2003, plaintiff filed a motion for remand.  On February 25, 2004, the court granted that motion and remanded the action to state court.

Alliance Capital believes that plaintiff’s allegations in the Erb Complaint are without merit and intends to vigorously defend against these allegations.

Mutual Fund Trading Matters

On October 2, 2003, a purported class action complaint entitled Hindo, et al. v. AllianceBernstein Growth & Income Fund, et al. (“Hindo Complaint”) was filed against Alliance Capital, Alliance Holding, ACMC, AXA Financial, the AllianceBernstein family of mutual funds (“AllianceBernstein Funds”), the registrants and issuers of those funds, certain officers of Alliance Capital (“Alliance defendants”), and certain other defendants not affiliated with Alliance Capital, as well as unnamed Doe defendants.  The Hindo Complaint was filed in the United States District Court for the Southern District of New York by alleged shareholders of two of the AllianceBernstein Funds.  The Hindo Complaint alleges that certain of the Alliance defendants failed to disclose that they improperly allowed certain hedge funds and other unidentified parties to engage in “late trading” and “market timing” of AllianceBernstein Fund securities, violating Sections 11 and 15 of the Securities Act, Sections 10(b) and 20(a) of the Exchange Act, and Sections 206 and 215 of the Investment Advisers Act. Plaintiffs seek an unspecified amount of compensatory damages and rescission of their contracts with Alliance Capital, including recovery of all fees paid to Alliance Capital pursuant to such contracts.

Between October 3, 2003 and April 29, 2004, forty-three additional lawsuits making factual allegations generally similar to those in the Hindo Complaint were filed against Alliance Capital and certain other defendants, and others may be filed.  These lawsuits are as follows:

Federal Court Class Actions

Twenty-seven of the lawsuits were brought as class actions filed in federal court (twenty-three in the United States District Court for the Southern District of New York, two in the United States District Court for the District of New Jersey, one in the United States District Court for the Northern District of California and one in the United States District Court for the District of Connecticut).  Certain of these additional lawsuits allege claims under the Securities Act, the Exchange Act, the Investment Advisers Act, the Investment Company Act and common law.  All of these lawsuits are brought on behalf of shareholders of AllianceBernstein Funds, except four.  Of these four, one was brought on behalf of a Unitholder of Alliance Holding and three were brought on behalf of participants in the Profit Sharing Plan for Employees of Alliance Capital (“Plan”).  The latter three lawsuits allege claims under Sections 404, 405 and 406 of The Employee Retirement Income Security Act of 1974, as amended (“ERISA”), on the grounds that defendants violated fiduciary obligations to the Plan by failing to disclose the alleged market timing and late trading activities in AllianceBernstein Funds, and by permitting the Plan to invest in funds subject to those activities.  One of these ERISA actions has been voluntarily dismissed.

Federal Court Derivative Actions

Eight of the lawsuits were brought as derivative actions in federal court (one in the United States District Court for the Southern District of New York, five in the United States District Court for the Eastern District of New York and two in the United States District Court for the District of New Jersey).  These lawsuits allege claims under the Exchange Act, Section 36(b) of the Investment Company Act and/or common law.  Six of the lawsuits were brought derivatively on behalf of certain AllianceBernstein Funds, with the broadest lawsuits being brought derivatively on behalf of all AllianceBernstein Funds, generally alleging that defendants violated fiduciary obligations to the AllianceBernstein Funds and/or fund shareholders by permitting select investors to engage in market timing activities and failing to disclose those activities.  Two of the lawsuits were brought derivatively on behalf of Alliance Holding, generally alleging that defendants breached fiduciary obligations to Alliance Holding or its Unitholders by failing to prevent the alleged undisclosed market timing and late trading activities from occurring.

State Court Representative Actions

Two lawsuits were brought as class actions in the Supreme Court of the State of New York, County of New York, by alleged shareholders of an AllianceBernstein Fund on behalf of shareholders of the AllianceBernstein Funds.   The lawsuits allege that defendants allowed certain parties to engage in late trading and market timing transactions in the AllianceBernstein Funds and that such arrangements breached defendants’ fiduciary duty to investors and purport to state a claim for breach of fiduciary duty.  One of the complaints also purports to state claims for breach of contract and tortious interference with contract.

A lawsuit was filed in Superior Court for the State of California, County of Los Angeles, alleging that defendants violated fiduciary responsibilities and disclosure obligations by permitting certain favored customers to engage in market timing and late trading activities in the AllianceBernstein Funds and purports to state claims of unfair business practices under Sections 17200 and 17303 of the California Business & Professional Code.  Pursuant to these statutes, the action was brought on behalf of members of the general public of the state of California.

State Court Derivative Actions

Four lawsuits were brought as derivative actions in state court (one in the Supreme Court of the State of New York, County of New York and three in the Superior Court of the State of Massachusetts, County of Suffolk).  The New York action was brought derivatively on behalf of Alliance Holding and alleges that, in connection with alleged market timing and late trading transactions, defendants breached their fiduciary duties to Alliance Holding and its Unitholders by failing to maintain adequate controls and employing improper practices in managing unspecified AllianceBernstein Funds.  The Massachusetts actions were brought derivatively on behalf of certain AllianceBernstein Funds and allege state common law claims for breach of fiduciary duty, abuse of control, gross mismanagement, waste and unjust enrichment.

State Court Individual Action

A lawsuit was filed in the District Court of Johnson County, Kansas, Civil Court Department, alleging that defendants were negligent and breached their fiduciary duties by knowingly entering into a number of illegal and improper arrangements with institutional investors for the purpose of engaging in late trading and market timing in AllianceBernstein Funds to the detriment of plaintiff and failing to disclose such arrangements in the AllianceBernstein Fund prospectuses, and purports to state claims under Sections 624 and 626 of the Kansas Consumer Protection Act and Section 1268 of the Kansas Securities Act.  The lawsuit also purports to state claims of negligent misrepresentation, professional negligence and breach of fiduciary duty under common law.

All of these lawsuits seek an unspecified amount of damages.

All of the federal actions discussed above under “Mutual Fund Trading Matters” (i.e., federal court class actions and federal court derivative actions) were the subject of a petition of tag-along notices filed by Alliance Capital before the Judicial Panel on Multidistrict Litigation (“MDL Panel”) seeking to have all of the actions centralized in a single forum for pre-trial proceedings.  On February 20, 2004, the MDL Panel transferred all of the actions to the United States District Court for the District of Maryland (“Mutual Fund MDL”).  On April 2, 2004, a case management conference was held before the Mutual Fund MDL.  At the conference, the Court requested that consolidated complaints be filed by May 28, 2004.  The Court also scheduled oral arguments on motions to dismiss the consolidated complaints for October 24, 2004, but requested that the parties agree to a briefing schedule for these motions.

Defendants have removed each of the state court representative actions discussed above under “Mutual Fund Trading Matters” and thereafter submitted the actions to the MDL Panel in a notice of tag-along actions.   On March 3, 2004 and April 6, 2004, the MDL Panel issued orders conditionally transferring these cases and numerous others to the Mutual Fund MDL.  One of the plaintiffs in the state court representative actions is opposing transfer, while the other two plaintiffs in these actions and the plaintiff in the state court individual action have waived any objections to transfer.   The plaintiffs in three of these four actions have moved to remand the actions back to state court.  Where defendants have responded to the complaints in these actions, defendants have moved to stay proceedings pending transfer by the MDL Panel.  Stays have been granted in one of the state court representative actions and in the state court individual action.

Defendants have not yet responded to the complaints filed in the state court derivative actions.

Alliance Capital recorded charges to income totaling $330 million in the second half of 2003 in connection with establishing the $250 million restitution fund (which is discussed in detail under “Item 1. Business - Regulation” of Alliance Capital’s Annual Report on Form 10-K for the year ended December 31, 2003) and certain other matters discussed under “Item 3. Legal Proceedings” in that Form 10-K. During the first quarter of 2004, Alliance Capital paid $285 million related to these matters and has cumulatively paid $291 million. Management of Alliance Capital, however, cannot determine at this time the eventual outcome, timing or impact of these matters.  Accordingly, it is possible that additional charges in the future may be required.

With respect to certain other matters discussed above under “Legal Proceedings” (other than those referred to under “Mutual Fund Trading Matters” and those related to SEBI), management of Alliance Capital and Alliance Holding are unable to estimate the impact, if any, that the outcome of these matters may have on Alliance Capital’s or Alliance Holding’s results of operations or financial condition.

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

The Operating Partnership maintains a qualified profit sharing plan (the “Profit Sharing Plan”) covering substantially all U.S. and certain foreign employees.  The amount of the annual contribution to the Profit Sharing Plan is determined by a committee of the Board of Directors of the General Partner.  Contributions are generally limited to the maximum amount deductible for federal income tax purposes, generally 16% of the total annual compensation of eligible participants.

The Operating Partnership maintains a qualified noncontributory defined benefit retirement plan in the U.S. covering substantially all U.S. employees except former employees of Bernstein, certain foreign employees and employees hired after October 2, 2000.  Benefits are based on years of credited service, average final base salary and primary Social Security benefits.  The Operating Partnership’s policy is to satisfy its funding obligation in each year an amount not to exceed the maximum amount that can be deducted for federal income tax purposes. The Operating Partnership is required to contribute $1.4 million to the plan by January 15, 2005.  The Operating Partnership expects to make this contribution to the plan during the fourth quarter of 2004.  Contribution estimates, which are subject to change, are based on regulatory requirements, future market conditions and assumptions used for actuarial computations of the plan’s obligations and assets.  The Operating Partnership’s management, at the present time, is unable to determine the amount, if any, of additional future contributions.

Net expense under the retirement plan for the three months ended March 31, 2004 and 2003 was comprised of (in thousands):

	Three Months Ended
	3/31/04	3/31/03
Service cost	$1,492	$1,222
Interest cost on projected benefit obligations	1,116	953
Expected return on plan assets	(703)	(441)
Amortization of prior service (credit)	(15)	(15)
Amortization of transition (asset)	(36)	(36)
Recognized actuarial loss	167	132

Net pension charge	$2,021	$1,815

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

9.             Supplemental Cash Flow Information

Cash payments for interest and income taxes were as follows (in thousands):

	Three Months Ended
	3/31/04	3/31/03

Interest	$16,737	$16,074
Income Taxes	$8,954	$1,100

10.           Cash Distribution

As a result of charges for mutual fund matters and legal proceedings recorded in the second half of 2003, distributions to the General Partner and Alliance Capital Unitholders were suspended for the fourth quarter of 2003.  Distributions resumed for the first quarter of 2004 and payout policy is expected to return to traditional levels in relation to cash flow for the second quarter of 2004.

On April 29, 2004, the General Partner declared a distribution of $76,653,000 or $0.30 per Alliance Capital Unit representing a distribution from Available Cash Flow (as defined in the Alliance Capital Partnership Agreement) of the Operating Partnership for the three months ended March 31, 2004.  The distribution is payable on May 20, 2004 to holders of record at close of business on May 10, 2004.

11.           Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (revised December 2003) (“FIN 46-R”), “Consolidation of Variable Interest Entities”, which addresses accounting and disclosure requirements for variable interest entities (“VIEs”).  FIN 46-R defines a VIE as a corporation, partnership, limited liability company, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting or similar rights sufficient to enable such investors to make decisions about an entity’s activities or (b) has equity investors that do not provide sufficient financial resources to support the entities’ activities without additional financial support from other parties.  FIN 46-R requires a VIE to be consolidated by a company if it is subject to, among other things, a majority of the risk or residual returns of the VIE.  A company that consolidates a VIE is referred to as the primary beneficiary under FIN 46-R.  In addition, FIN 46-R requires disclosure, but not consolidation, about those entities in which the Operating Partnership is not the primary beneficiary but has a significant variable interest.  The consolidation and disclosure provisions of FIN 46-R became effective for reporting periods ending after March 15, 2004.

Management of the Operating Partnership has reviewed its investment management agreements, its investments in and other financial arrangements with certain entities which hold client assets under management to determine the entities that the Operating Partnership is required to consolidate under FIN 46-R.  These include certain mutual fund products domiciled in Luxembourg, India, Japan, Singapore and Australia (collectively “Offshore Funds”), hedge funds, structured products, group trusts and joint ventures.

As a result of its review, the Operating Partnership consolidated an investment in a joint venture and its funds under management as of March 31, 2004.  These entities have client assets under management totaling approximately $211 million.  The Operating Partnership’s maximum exposure to loss is limited to its investments in and prospective investment management fees earned from these entities.  Consolidation of these entities resulted in increases in the Operating Partnership’s assets, principally trading investments, and liabilities, principally minority interests in consolidated entities, of approximately $212 million, or approximately 2.5% and 4.5% of total consolidated assets and liabilities, respectively, at March 31, 2004.

The Operating Partnership has significant variable interests in certain other VIEs with approximately $1.0 billion in client assets under management.  However, these VIEs do not require consolidation because management has determined that the Operating Partnership is not the primary beneficiary.  The Operating Partnership’s maximum exposure to loss in these entities is limited to its nominal investments in and prospective investment management fees earned from these entities.

The Operating Partnership derives no direct benefit from client assets under management of these entities other than investment management fees and cannot utilize those assets in its operations.

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Alliance Capital earns revenues by providing diversified investment management services, which include charging fees for managing the investment assets of clients.  Revenues are largely dependent on the total value and composition of assets under management.  Accordingly, management is focused on increasing the amount of assets under management (“AUM”) by Alliance Capital and its subsidiaries.  Increases in AUM result from appreciation in the value of these assets and from inflows of additional assets from new and existing clients. Conversely, the amount of AUM can decline due to depreciation and client redemptions.  Moreover, additional asset inflows and redemptions are driven, in part, by relative investment performance.

Investment performance was generally satisfactory across all services.  Value equity services, which represent approximately one-third of total AUM, generally performed in line with their performance benchmarks for the three and twelve month periods ending March 31, 2004, and showed stronger comparisons in the three and five year periods.  Growth equity services, which represent approximately 27% of total AUM, generally outperformed benchmarks for the first quarter.  Returns for mid-cap growth, multi-cap growth and global growth remained especially strong relative to first quarter, one year and three year benchmarks.  However, three and five year comparisons for large cap growth were below benchmarks.  Fixed income services generally approximated or outperformed benchmarks for all periods, with the exception of high-yield.

The institutional investment management channel experienced unusually weak cash flows for the first quarter of 2004.  This was due to a high level of account attrition in U.S. growth services and a slow-down in new account wins in both growth and value equities, especially in the U.S.

Market share remained depressed in the retail channel, the result of continuing weak investment performance in our large cap growth funds and the mutual fund market timing investigation.  While U.S. long-term retail funds continued to experience net redemptions, the AllianceBernstein family of value funds recently received four and five star ratings from Morningstar and our largest managed account offering is performing well. Management does not anticipate a rapid recovery in retail operations, although improved ratings for our services and the steps we are taking to reposition this business and rebuild brand equity should be conducive to improved results.

The private client channel continued to experience strong organic growth during the first quarter of 2004, with a record $1.6 billion in net new business.  Management is continuing its expansion and productivity initiatives, supported by the acceptance of our advanced wealth planning services in the ultra-high net-worth market, which continues to drive productivity.

Results of institutional research services were strong in the first quarter of 2004 due to growth in transaction volume and significant gains in market share in both U.S. and U.K. based operations.  Sanford C. Bernstein & Co., LLC (“SCB LLC”), a wholly-owned U.S. subsidiary of the Operating Partnership, experienced growing client acceptance of its over-the-counter and program trading platforms, which accounted for nearly 30% of its revenues, up sharply from the first quarter of 2003.  SCB LLC’s institutional research services continue to be rated among the highest in research polls in a number of categories including product quality and overall research quality.

Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with Alliance Capital’s unaudited, condensed consolidated financial statements and notes contained in Item 1 of this Form 10-Q and management’s discussion and analysis of financial condition and results of operations included in Alliance Capital’s Annual Report on Form 10-K for the year ended December 31, 2003.

ASSETS UNDER MANAGEMENT BY DISTRIBUTION CHANNEL

(Dollars in billions)

	3/31/04	3/31/03	$ Change	% Change
Retail	$158.7	$134.0	$24.7	18.4%
Institutional investment management	270.7	212.5	58.2	27.4
Private client	54.2	39.8	14.4	36.2

Total	$483.6	$386.3	$97.3	25.2%

ASSETS UNDER MANAGEMENT BY INVESTMENT ORIENTATION

(Dollars in billions)

	3/31/04	3/31/03	$ Change	% Change
Active equity & balanced – Growth:
U.S.	$93.8	$85.1	$8.7	10.2%
Global & international	34.5	18.5	16.0	86.5
	128.3	103.6	24.7	23.8
Active equity & balanced – Value:
U.S.	109.1	72.8	36.3	49.9
Global & international	50.6	24.5	26.1	106.5
	159.7	97.3	62.4	64.1

Active fixed income:
U.S.	119.7	127.6	(7.9)	(6.2)
Global & international	48.0	36.0	12.0	33.3
	167.7	163.6	4.1	2.5
Index and enhanced index:
U.S.	22.3	17.6	4.7	26.7
Global & international	5.6	4.2	1.4	33.3
	27.9	21.8	6.1	28.0
Total:
U.S.	344.9	303.1	41.8	13.8
Global & international	138.7	83.2	55.5	66.7
Total:	$483.6	$386.3	$97.3	25.2%

CHANGES IN ASSETS UNDER MANAGEMENT BY DISTRIBUTION CHANNEL

AND INVESTMENT ORIENTATION – 3 MONTH PERIOD ENDING MARCH 31, 2004

(Dollars in billions)

	Distribution Channel				Investment Orientation
	Retail	Institutional Investment Mgmt	Private Client	Total	Active Equity Growth	Active Equity Value	Fixed Income	Passive	Total
Balance at January 1,	$153.8	$269.5	$51.5	$474.8	$130.1	$151.9	$164.3	$28.5	$474.8

Sales/new accounts	6.8	4.6	2.3	13.7	3.8	5.8	3.9	0.2	13.7
Redemptions/terminations	(7.1)	(8.0)	(0.6)	(15.7)	(8.0)	(2.7)	(4.8)	(0.2)	(15.7)
Net cash management sales (1)	1.7	—	—	1.7	—	—	1.7	—	1.7
Cash flow/unreinvested dividends	(0.2)	(2.9)	(0.1)	(3.2)	(1.1)	(0.6)	(0.1)	(1.4)	(3.2)

Net asset inflows (outflows)	1.2	(6.3)	1.6	(3.5)	(5.3)	2.5	0.7	(1.4)	(3.5)
Market appreciation	3.7	7.5	1.1	12.3	3.5	5.3	2.7	0.8	12.3

Net change	4.9	1.2	2.7	8.8	(1.8)	7.8	3.4	(0.6)	8.8

Balance at March 31,	$158.7	$270.7	$54.2	$483.6	$128.3	$159.7	$167.7	$27.9	$483.6

(1)   Includes a temporary deposit from AXA of approximately $1.4 billion that is expected to be withdrawn by AXA during the second quarter of 2004.

CHANGES IN ASSETS UNDER MANAGEMENT BY DISTRIBUTION CHANNEL

AND INVESTMENT ORIENTATION – 12 MONTH PERIOD ENDING MARCH 31, 2004

(Dollars in billions)

	Distribution Channel				Investment Orientation
	Retail	Institutional Investment Mgmt	Private Client	Total	Active Equity Growth	Active Equity Value	Fixed Income	Passive	Total
Balance at April 1,	$134.0	$212.5	$39.8	$386.3	$103.7	$97.3	$163.5	$21.8	$386.3

Sales/new accounts	27.4	29.9	7.8	65.1	17.4	29.3	17.1	1.3	65.1
Redemptions/terminations	(27.5)	(27.7)	(2.2)	(57.4)	(26.1)	(9.5)	(20.8)	(1.0)	(57.4)
Net cash management redemptions (1)	(2.9)	—	—	(2.9)	—	—	(2.9)	—	(2.9)
Cash flow/unreinvested dividends	(1.5)	(2.4)	(0.8)	(4.7)	(3.4)	0.7	0.2	(2.2)	(4.7)
Net asset inflows (outflows)	(4.5)	(0.2)	4.8	0.1	(12.1)	20.5	(6.4)	(1.9)	0.1
Transfers	—	—	—	—	2.9	(2.9)	—	—	—
Market appreciation	29.2	58.4	9.6	97.2	33.8	44.8	10.6	8.0	97.2

Net change	24.7	58.2	14.4	97.3	24.6	62.4	4.2	6.1	97.3

Balance at March 31,	$158.7	$270.7	$54.2	$483.6	$128.3	$159.7	$167.7	$27.9	$483.6

(1)   Includes a temporary deposit from AXA of approximately $1.4 billion that is expected to be withdrawn by AXA during the second quarter of 2004.

AVERAGE ASSETS UNDER MANAGEMENT BY DISTRIBUTION CHANNEL

(Dollars in billions)

	Three Months Ended
	3/31/04	3/31/03	% Change
Retail	$157.6	$134.5	17.2%
Institutional investment management	272.3	210.0	29.7
Private client	53.1	39.7	33.8

Total	$483.0	$384.2	25.7%

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended
(Dollars in millions, except per Unit amounts)	3/31/04	3/31/03	% Change
Revenues	$744.7	$602.6	23.6%
Expenses	567.4	487.5	16.4
Income before income taxes	177.3	115.1	54.0
Income taxes	8.8	6.0	46.7
Net income	$168.5	$109.1	54.4
Diluted net income per Unit	$0.66	$0.43	53.5

Distributions per Unit	$0.30	$0.43	(30.2)

Pre-tax margin (1)	23.8%	19.1%	24.6%

(1)   Income before income taxes as a percentage of total revenues.

Net income for the three months ended March 31, 2004 increased $59.4 million or approximately 54.4% to $168.5 million from net income of $109.1 million for the three months ended March 31, 2003.  Diluted net income per Unit for the three months ended March 31, 2004 increased $0.23 or approximately 53.5% to $0.66 from diluted net income per Unit of $0.43 for the three months ended March 31, 2003.  The increase was principally due to increases in revenues, primarily investment advisory fees, distribution and institutional research services revenues, offset partially by an increase in expenses, primarily employee compensation and benefits and general and administrative expenses.

REVENUES

	Three Months Ended
(Dollars in millions)	3/31/04	3/31/03	% Change
Investment advisory and services fees:
Retail	$187.1	$172.5	8.5%
Institutional investment management	183.5	142.7	28.6
Private client	140.4	97.1	44.6
Subtotal	511.0	412.3	23.9
Distribution revenues	116.3	100.0	16.3
Institutional research services	79.4	57.9	37.1
Shareholder servicing fees	23.7	23.9	(0.8)
Other revenues, net	14.3	8.5	68.2
Total	$744.7	$602.6	23.6%

INVESTMENT ADVISORY AND SERVICES FEES

Investment advisory and services fees, the largest component of the Operating Partnership’s revenues, are generally calculated as a percentage, referred to as “basis points” or “base fees”, of the value of assets under management and vary with the type of account managed.  Accordingly, fee income generally increases or decreases as average assets under management increase or decrease and is affected by changes in the amount of assets under management, including market appreciation or depreciation, the addition of new client accounts or client contributions of additional assets to existing accounts, withdrawals of assets from and termination of client accounts, purchases and redemptions of mutual fund shares and shifts of assets between accounts or products with different fee structures.  Investment advisory and services fees include brokerage transaction charges of SCB LLC for substantially all private client transactions and certain institutional investment management client transactions.  The Operating Partnership’s investment advisory and services fees for the three months ended March 31, 2004 increased approximately 23.9% from the first quarter of 2003 primarily due to an approximate 25.7% increase in average assets under management resulting from market appreciation of assets under management partly offset by net asset outflows.

Certain investment advisory contracts provide for a performance fee, in addition to or in lieu of a base fee, that is calculated as either a percentage of absolute investment results or a percentage of investment results in excess of a stated benchmark over a specified period of time.  Performance fees are recorded as revenue at the end of the measurement period and will generally be higher in favorable markets and lower in unfavorable markets, which may increase the volatility of the Operating Partnership’s revenues and earnings.  Performance fees aggregated $3.6 million for the three months ended March 31, 2004 and $4.0 million in the first quarter of 2003.

Retail investment advisory and services fees for the three months ended March 31, 2004 increased by $14.6 million or approximately 8.5% from the three months ended March 31, 2003, primarily as a result of an approximate 17.2% increase in average retail assets under management offset by approximately $18 million in revenue reductions, as a result of the weighted average reductions in advisory fees, implemented for Alliance Capital-sponsored U.S. long-term open-end retail mutual funds in connection with the settlement of mutual fund market timing matters.

Institutional investment management investment advisory and services fees for the three months ended March 31, 2004 increased by $40.8 million or approximately 28.6% from the three months ended March 31, 2003 primarily as a result of an approximate 29.7% increase in average assets under management.

Private client investment advisory and services fees for the three months ended March 31, 2004 increased by $43.3 million or approximately 44.6% from the three months ended March 31, 2003 as a result of an approximate 33.8% increase in average assets under management and a $13.5 million increase in brokerage transaction charges due to higher transaction volume.

DISTRIBUTION REVENUES

The Operating Partnership’s subsidiary, AllianceBernstein Investment Research and Management, Inc. (“ABIRM”), acts as distributor of the Alliance Mutual Funds and receives distribution fees from those funds covering a portion of the distribution expenses it incurs.  Distribution revenues for the three months ended March 31, 2004 increased $16.3 million or approximately 16.3% compared to the three months ended March 31, 2003 principally due to higher average daily mutual fund assets under management.

INSTITUTIONAL RESEARCH SERVICES

Institutional research services revenue consists principally of brokerage transaction charges related to in-depth research and other services provided to institutional investors.  Brokerage transaction charges earned and related expenses are recorded on a trade date basis.  Revenues from institutional research services for the three months ended March 31, 2004 were $79.4 million, an increase of $21.5 million, or approximately 37.1% from the three months ended March 31, 2003, due to higher market share of NYSE volume and higher revenues from growth in UK operations.

SHAREHOLDER SERVICING FEES

The Operating Partnership’s wholly-owned subsidiaries, Alliance Global Investor Services, Inc. and ACM Global Investor Services S.A., provide transfer agency services to the Alliance Mutual Funds.  Shareholder servicing fees for the three months ended March 31, 2004 decreased approximately 0.8 % from the three months ended March 31, 2003.  The number of shareholder accounts serviced declined to approximately 7.0 million as of March 31, 2004 from approximately 7.2 million as of March 31, 2003, due to shareholder account terminations.

OTHER REVENUES, NET

Other revenues, net consist principally of fees earned for administration and recordkeeping services provided to the Alliance Mutual Funds and the General Accounts of The Equitable Life Assurance Society of the United States (“ELAS”), a wholly-owned subsidiary of AXA Financial, and its insurance subsidiary.  Changes in market value of investments, investment income and net interest income earned on securities loaned to and borrowed from brokers and dealers are also included.  Other revenues, net for the three months ended March 31, 2004 increased approximately 68.2% from the three months ended March 31, 2003, principally due to mark to market gains on deferred compensation investments.

EXPENSES

	Three Months Ended
(Dollars in millions)	3/31/04	3/31/03	% Change
Employee compensation and benefits	$274.8	$218.1	26.0%
Promotion and servicing	189.9	178.7	6.3
General and administrative	91.0	79.2	14.9
Interest	6.5	6.3	3.2
Amortization of intangible assets	5.2	5.2	—
Total	$567.4	$487.5	16.4%

EMPLOYEE COMPENSATION AND BENEFITS

The Operating Partnership had 4,098 employees at March 31, 2004 compared to 4,145 at March 31, 2003. Employee compensation and benefits, which represent approximately 48.4% of total expenses in the first quarter of 2004, include salaries, commissions, fringe benefits and cash and deferred incentive compensation based generally on profitability.

Employee compensation and benefits for the three months ended March 31, 2004 increased $56.7 million, or approximately 26.0% from the three months ended March 31, 2003, primarily as a result of higher incentive compensation from higher earnings and higher commissions reflecting higher sales in institutional research services and our private client distribution channel, as well as the impact of new business activity in the second half of 2003 in institutional investment management.

PROMOTION AND SERVICING

Under the Operating Partnership’s mutual fund distribution system (“System”), promotion and servicing expenses, which represent approximately 33.5% of total expenses in the first quarter of 2004, include distribution plan payments to financial intermediaries for distribution of sponsored mutual funds and cash management services products and amortization of deferred sales commissions paid to financial intermediaries for the sale of Back-End Load Shares under the System.  See “Capital Resources and Liquidity” and “Note 6. Commitments and Contingencies” of the unaudited, condensed consolidated financial statements contained in Item 1 of this Form 10-Q.  Also included in this expense category are travel and entertainment, advertising, promotional materials, and investment meetings and seminars for financial intermediaries that distribute the Operating Partnership’s mutual fund products.

Promotion and servicing expenses for the three months ended March 31, 2004 increased $11.2 million or approximately 6.3% from the three months ended March 31, 2003, primarily due to higher distribution plan payments and travel and entertainment costs.

GENERAL AND ADMINISTRATIVE

General and administrative expenses, which represent approximately 16.0% of total expenses in the first quarter of 2004, are costs related to operations, including technology, professional fees, occupancy, communications, and similar expenses.  General and administrative expenses for the three months ended March 31, 2004 increased $11.8 million, or approximately 14.9% from the three months ended March 31, 2003, principally as a result of unrealized foreign currency losses and higher legal fees for litigation.

INTEREST

Interest expense is incurred on the Operating Partnership’s borrowings.  Interest expense for the three months ended March 31, 2004 increased $0.2 million, or approximately 3.2% from the three months ended March 31, 2003.

AMORTIZATION OF INTANGIBLE ASSETS

The Operating Partnership’s unaudited, condensed consolidated statement of financial condition as of March 31, 2004 includes intangible assets, the costs assigned to investment management contracts of businesses acquired, of approximately $342 million.  Intangible assets are amortized on a straight-line basis over estimated useful lives of twenty years and tested for impairment periodically.  As of March 31, 2004, management believed that intangible assets were not impaired.

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

Income tax expense of $8.8 million for the three months ended March 31, 2004 increased  $2.8 million, or approximately 46.7% from the three months ended March 31, 2003 as a result of higher pre-tax income partially offset by a lower effective tax rate.

CAPITAL RESOURCES AND LIQUIDITY

Partners’ capital of the Operating Partnership was $3,962.6 million at March 31, 2004, an increase of $184.1 million, or approximately 4.9%, from $3,778.5 million at December 31, 2003.  The increase is primarily due to net income for the three months ended March 31, 2004 and proceeds from options for Alliance Holding Units exercised, offset by open market purchases of Alliance Holding Units to fund deferred compensation plans.  As a result of charges for mutual fund matters and legal proceedings recorded in the second half of 2003, there were no cash distributions paid during the first quarter of 2004.  During the first quarter of 2004, the Operating Partnership paid $285 million related to these matters and has cumulatively paid $291 million.

Cash flow from operations, proceeds from borrowings and proceeds from the issuance of Operating Partnership Units to AXA Financial and its subsidiaries have been the Operating Partnership’s principal sources of working capital.

The Operating Partnership’s cash and cash equivalents increased $174.1 million during the three months ended March 31, 2004.  Cash inflows for the first three months of 2004 included $184.4 million provided from operations and $28.4 million representing proceeds from options for Alliance Holding Units exercised.  Cash outflows included purchases of Alliance Holding Units by subsidiaries of the Operating Partnership to fund deferred compensation plans of $38.4 million and capital expenditures of $6.9 million.

The Operating Partnership’s mutual fund distribution system (the “System”) includes a multi-class share structure.  The System permits the Operating Partnership’s open-end mutual funds to offer investors various options for the purchase of mutual fund shares, including the purchase of Front-End Load Shares and Back-End Load Shares.  The Front-End Load Shares are subject to a conventional front-end sales charge paid by investors to ABIRM at the time of sale.  ABIRM in turn pays sales commissions to the financial intermediaries distributing the funds from the front-end sales charge it receives from investors.  For Back-End Load Shares, investors do not pay a front-end sales charge although, if there are redemptions before the expiration of the minimum holding period (which ranges from one year to four years), investors pay a contingent deferred sales charge (“CDSC”) to ABIRM.  While ABIRM is obligated to pay sales commissions to the financial intermediaries at the time of the purchase of Back-End Load Shares, it receives higher ongoing distribution services fees from the mutual funds.  Deferred sales commissions are expected to be recovered over periods not exceeding five and one-half years.  Payments of sales commissions made to financial intermediaries in connection with the sale of Back-End Load Shares under the System totaled approximately $14.9 million and $21.4 million during the three months ended March 31, 2004 and 2003, respectively, net of CDSC received of $10.2 million and $9.5 million, respectively.

In September 2002, the Operating Partnership entered into an $800 million five-year revolving credit facility with a group of commercial banks and other lenders, which replaced three previously existing credit facilities aggregating  $875 million.  Of the $800 million total, $425 million is intended to provide back-up liquidity for the Operating Partnership’s commercial paper program, with the balance available for general purposes of the Operating Partnership, including capital expenditures and the funding of the payment of deferred sales commissions to the financial intermediaries under the System.  Under this revolving credit facility, the interest rate, at the option of the Operating Partnership, is a floating rate generally based upon a defined prime rate, a rate related to the London Interbank Offered Rate (LIBOR) or the Federal Funds rate.  The credit facility also provides for a facility fee payable on the total facility.  In addition, a utilization rate fee is payable in the event the average aggregate daily outstanding balance exceeds $400 million for each calendar quarter.  The revolving credit facility contains covenants, which, among other things, require the Operating Partnership to meet certain financial ratios.  The Operating Partnership was in compliance with the covenants at March 31, 2004.

At March 31, 2004, the Operating Partnership maintained a $100 million Extendible Commercial Notes (“ECN”) program as a supplement to its $425 million commercial paper program.  ECNs are short-term uncommitted debt instruments that do not require back-up liquidity support.

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

In February 2002, the Operating Partnership signed a $125 million agreement with a commercial bank, under which it guaranteed certain obligations of Sanford C. Bernstein Limited (“SCBL”), a wholly-owned subsidiary of the Operating Partnership, incurred in the ordinary course of its business, in the event SCBL is unable to meet those obligations.  If SCBL is unable to satisfy any guaranteed obligation in full when due, the Operating Partnership will pay such obligation within three days of being notified of SCBL’s failure to pay.  This agreement is continuous and remains in effect until payment in full of any such obligation has been made by SCBL.  At March 31, 2004, the Operating Partnership was not required to perform under the agreement and had no liability outstanding in connection with the agreement.

The Operating Partnership’s total available debt, amounts outstanding, and weighted average interest rates at March 31, 2004 and 2003 were as follows:

	March 31,
	2004				2003
(Dollars in millions)	Total Available		Amount Outstanding	Interest Rate	Total Available		Amount Outstanding	Interest Rate
Senior Notes	$600.0		$398.9	5.6%	$600.0		$398.5	5.9%
Commercial paper	425.0		—	—	425.0		18.0	1.4
Revolving credit facility	375.0	(1)	—	—	375.0	(1)	—	—
Extendible Commercial Notes	100.0		—	—	100.0		—	—
Other	n/a		6.5	2.8	n/a		6.5	2.9
Total	$1,500.0		$405.4	5.6%	$1,500.0		$423.0	5.7%

(1)   Excludes $425 million of this $800 million facility, which is intended to provide back-up liquidity for the commercial paper program and is excluded from the total available.

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

Deferred Sales Commission Asset

Significant assumptions utilized to estimate the Operating Partnership’s future average assets under management of Back-End Load Shares include expected future market levels and redemption rates.  Market assumptions are selected using a long-term view of expected average market returns based on historical returns of broad market indices.  At March 31, 2004, the Operating Partnership’s management used average market return assumptions of 5% for fixed income and 8% for equity to estimate annual market returns.  Higher actual average market returns would increase undiscounted future cash flows, while lower actual average market returns would decrease undiscounted future cash flows.  Future redemption rate assumptions were determined by reference to actual redemption experience over the three-year and five-year periods ended March 31, 2004.  The Operating Partnership’s management used a range of expected annual redemption rates of 16% to 20% at March 31, 2004, calculated as a percentage of average assets under management of the Operating Partnership.  An increase in the actual rate of redemptions would decrease undiscounted future cash flows, while a decrease in the actual rate of redemptions would increase undiscounted future cash flows.  These assumptions are reviewed and updated quarterly, or monthly when events or changes in circumstances occur that could significantly increase the risk of impairment of the asset.  Estimates of undiscounted future cash flows and the remaining life of the deferred sales commission asset are made from these assumptions.  The Operating Partnership’s management considers the results of these analyses performed at various dates.  As of March 31, 2004, the Operating Partnership’s management determined that the deferred sales commission asset was not impaired.  If the Operating Partnership’s management determines in the future that the deferred sales commission asset is not recoverable, an impairment condition would exist and a loss would be measured as the amount by which the recorded amount of the asset exceeds its estimated fair value.  Estimated fair value is determined using the Operating Partnership’s management’s best estimate of future cash flows discounted to a present value amount.

During the first quarter of 2004, equity markets increased by approximately 2% as measured by the change in the Standard & Poor’s 500 Stock Index and fixed income markets increased by approximately 3% as measured by the change in the Lehman Brothers’ Aggregate Bond Index.  The redemption rate for domestic Back-End Load Shares was 25.6% during the first quarter of 2004.  Declines in financial markets or higher redemption levels, or both, as compared to the assumptions used to estimate undiscounted future cash flows could result in the impairment of the deferred sales commission asset.  Due to the volatility of the capital markets and changes in redemption rates, the Operating Partnership’s management is unable to predict whether or when a future impairment of the deferred sales commission asset might occur.  Should an impairment occur, any loss would reduce materially the recorded amount of the Operating Partnership’s asset with a corresponding charge to the Operating Partnership’s expense. Alliance Holding’s proportionate share of the Operating Partnership’s charge to expense would reduce materially Alliance Holding’s net income.

Goodwill

Significant assumptions are required in performing goodwill and intangible assets impairment tests.  For goodwill, such tests include determining whether the estimated fair value of the Operating Partnership, the reporting unit, exceeds its book value.  There are several methods of estimating the Operating Partnership’s fair values, which include valuation techniques such as market quotations and expected discounted cash flows.  In developing estimated fair value using a discounted cash flow valuation technique, business growth rate assumptions are applied over the estimated life of the goodwill asset and the resulting expected cash flows are discounted to arrive at a present value amount that approximates fair value.  As of March 31, 2004, management believed that goodwill was not impaired.  However, future tests may be based upon different assumptions which may or may not result in an impairment of this asset.  Should impairment occur, any loss would reduce materially the recorded amount of the Operating Partnership’s asset with a corresponding charge to the Operating Partnership’s expense.

Intangible Assets

Acquired intangibles are recognized at fair value and amortized over their estimated useful life.  Intangible assets are evaluated for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.  Future cash flow estimates are used to test the intangible assets for recoverability.  A present value technique is used to estimate the fair value of intangible assets using future cash flow estimates.  The estimates used include estimating attrition factors of customer accounts, asset growth rates, direct expenses and fee rates.  Developing these estimates requires highly uncertain assumptions as they are dependent upon historical trends that may or may not occur in the future.  However, future tests may be based upon different assumptions which may or may not result in an impairment of this asset.  Should impairment occur, any loss would reduce materially the recorded amount of the Operating Partnership’s asset with a corresponding charge to the Operating Partnership’s expense.

COMMITMENTS AND CONTINGENCIES

The Operating Partnership’s capital commitments, which consist primarily of operating leases for office space, are generally funded from future operating cash flows.

See “Note 6. Commitments and Contingencies” of the unaudited condensed consolidated financial statements contained in Item 1 of this Form 10-Q for a discussion of the Operating Partnership’s mutual fund distribution system and related deferred sales commission asset and of certain legal proceedings to which the Operating Partnership is a party and mutual fund investigations.

CASH DISTRIBUTIONS

As a result of charges for mutual fund matters and legal proceedings recorded in the second half of 2003, distributions to the General Partner and Alliance Capital Unitholders were suspended for the fourth quarter of 2003.  Distributions resumed for the first quarter of 2004 and payout policy is expected to return to traditional levels in relation to cash flow for the second quarter of 2004.

The Operating Partnership is required to distribute all of its Available Cash Flow (as defined in the Alliance Capital Partnership Agreement) to the General Partner and Alliance Capital Unitholders.  The Available Cash Flow of the Operating Partnership for the three months ended March 31, 2004 and 2003, respectively, was as follows:

	Three Months Ended
(Dollars in thousands, except per Unit amounts)	3/31/04	3/31/03
Available Cash Flow	$76,653	$108,725
Distribution per Unit	$0.30	$0.43

ACCOUNTING PRONOUNCEMENTS

See “Note 11. Accounting Pronouncements” of the Operating Partnership’s Notes to Condensed Consolidated Financial Statements contained in Item 1 of this Form 10-Q for a discussion of recently issued accounting pronouncements.

FORWARD-LOOKING STATEMENTS

Certain statements provided by Alliance Capital and Alliance Holding in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements are subject to risks, uncertainties and other factors, which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements.  The most significant of such factors include, but are not limited to, the following: the performance of financial markets, the investment performance of sponsored investment products and separately managed accounts, general economic conditions, future acquisitions, competitive conditions and government regulations, including changes in tax rates.  Alliance Capital and Alliance Holding caution readers to carefully consider such factors.  Further, such forward-looking statements speak only as of the date on which such statements are made; Alliance Capital and Alliance Holding undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.  For further information regarding these forward-looking statements and the factors that could cause actual results to differ, please refer to the Risk Factors section in Part I of Form 10-K for the year ended December 31, 2003.  Any or all of the forward-looking statements that we make in Form 10-Q, Form 10-K or any other public statements we issue may turn out to be wrong.  It is important to remember that other factors besides those listed in the Risk Factors section could also adversely affect our business, operating results or financial condition.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the Operating Partnership’s market risk for the quarterly period ended March 31, 2004.

Item 4.  Controls and Procedures

Alliance Capital maintains a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, in a timely manner.

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

In addition, management evaluated Alliance Capital’s internal control over financial reporting and there have been no changes that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Part II

OTHER INFORMATION

Item 1.                    Legal Proceedings

See “Note 6. Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Form 10-Q.

Item 2.                    Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table provides information relating to purchases by an affiliate of Alliance Capital of Alliance Capital Units made in the quarter covered by this report:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Units Purchased	(b) Average Price Paid Per Unit, net of Commissions	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
1/1/04-1/31/04	—	n/a	—	—
2/1/04-2/29/04	—	n/a	—	—
3/1/04-3/31/04	8,160,000	$37.828	—	—
3/1/04-3/31/04	410	$37.030	—	—
Total	8,160,410	$37.828	—	—

Alliance Capital did not repurchase any Alliance Capital Units during the quarter covered by this report.

On October 2, 2000, Alliance Capital acquired the business and assets of SCB Inc., formerly known as Sanford C. Bernstein Inc. (“Bernstein”), and assumed the liabilities of the Bernstein business (“Bernstein Acquisition”).  The purchase price included 40.8 million newly issued Alliance Capital Units.  On November 25, 2002, SCB Partners Inc., a wholly-owned subsidiary of SCB Inc., sold to ECMC, LLC (an indirect, wholly-owned subsidiary of AXA Financial, Inc., “ECMC”) 8.16 million Alliance Capital Units pursuant to an agreement entered into in connection with the Bernstein Acquisition.  On March 5, 2004, SCB Partners Inc. sold to ECMC an additional 8.16 million Alliance Capital Units pursuant to that agreement.

On March 22, 2004, ECMC purchased from certain unaffiliated Alliance Capital Unitholders a total of 410 Alliance Capital Units under a transfer policy implemented by the Equitable Life Assurance Society of the United States (“ELAS”) and Alliance Capital Management Corporation (“ACMC”), general partner of Alliance Capital, a copy of which is available upon request from the office of the corporate secretary of ACMC.  In general, transfers of Alliance Capital Units will be allowed only with the written consent of both ELAS and ACMC. Generally, neither ELAS nor ACMC will permit any transfer that it believes would create a risk that Alliance Capital would be treated as a corporation for tax purposes.

Item 3.                    Defaults Upon Senior Securities

None.

Item 4.                    Submission of Matters to a Vote of Security Holders

None.

Item 5.                    Other Information

None.

Item 6.                    Exhibits and Reports on Form 8-K

(a)   Exhibits

15.1         Independent Accountants’ Review Report.

31.1         Certification of Mr. Sanders pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2         Certification of Mr. Joseph pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1         Certification of Mr. Sanders pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2         Certification of Mr. Joseph pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)   Reports on Form 8-K

On April 29, 2004, Alliance Capital and Alliance Holding each filed a Current Report on Form 8-K with respect to a news release issued April 29, 2004 and their First Quarter 2004 Review dated April 29, 2004.

On April 12, 2004, Alliance Capital and Alliance Holding each filed a Current Report on Form 8-K with respect to a news release issued April 12, 2004.

On March 30, 2004, Alliance Capital and Alliance Holding each filed a Current Report on Form 8-K with respect to a news release issued March 29, 2004.

On March 11, 2004, Alliance Capital and Alliance Holding each filed a Current Report on Form 8-K with respect to a news release issued March 9, 2004.

On February 10, 2004, Alliance Capital and Alliance Holding each filed a Current Report on Form 8-K with respect to a news release issued February 10, 2004.

On January 29, 2004, Alliance Capital and Alliance Holding each filed a Current Report on Form 8-K with respect to a news release issued January 29, 2004 and their Fourth Quarter and Full Year 2004 review dated January 29, 2004.

On January 12, 2004, Alliance Capital and Alliance Holding each filed a Current Report on Form 8-K with respect to a news release issued January 12, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIANCE CAPITAL MANAGEMENT L.P.

Dated: May 7, 2004	By:	Alliance Capital Management
Corporation, its General Partner

	By:	/s/ Robert H. Joseph, Jr.
Robert H. Joseph, Jr.
Senior Vice President &
Chief Financial Officer