Form 10-Q
period 2004-06-30
ALLIANCE CAPITAL MANAGEMENT L P
filed 2004-08-06
CIK 1109448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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
(Address of principal executive offices, zip code)

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

The number of Units of limited partnership interests in Alliance Capital Management L.P. outstanding as of June 30, 2004 was 253,250,267.

ALLIANCE CAPITAL MANAGEMENT L.P.

Index to Form 10-Q

Part I

FINANCIAL INFORMATION

Part I

FINANCIAL INFORMATION

Item 1.             Financial Statements

ALLIANCE CAPITAL MANAGEMENT L.P.

AND SUBSIDIARIES

Condensed Consolidated Statements of Financial Condition

(in thousands)

	6/30/04	12/31/03
	(unaudited)

ASSETS

Cash and cash equivalents	$857,802	$502,858
Cash and securities segregated, at market (cost: $1,196,105 and $1,285,632)	1,196,115	1,285,801
Receivables:
Brokers and dealers	1,486,704	1,617,882
Brokerage clients	338,514	334,482
Fees, net	296,627	337,711
Investments	369,191	121,871
Furniture, equipment and leasehold improvements, net	207,508	226,121
Goodwill, net	2,876,657	2,876,657
Intangible assets, net	336,375	346,725
Deferred sales commissions, net	316,636	387,218
Other investments	18,611	28,547
Other assets	129,163	105,796
Total assets	$8,429,903	$8,171,669

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:
Payables:
Brokers and dealers	$981,899	$1,127,183
Brokerage clients	2,007,015	1,899,458
Alliance Mutual Funds	107,526	114,938
Accounts payable and accrued expenses	242,697	524,703
Accrued compensation and benefits	455,528	311,075
Debt	406,901	405,327
Minority interests in consolidated subsidiaries	167,320	10,516
Total liabilities	4,368,886	4,393,200

Commitments and Contingencies (See Note 6)

Partners’ capital	4,061,017	3,778,469
Total liabilities and partners’ capital	$8,429,903	$8,171,669

See Accompanying Notes to Condensed Consolidated Financial Statements.

ALLIANCE CAPITAL MANAGEMENT L.P.

AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(unaudited)

(in thousands, except per Unit amounts)

	Three Months Ended		Six Months Ended
	6/30/04	6/30/03	6/30/04	6/30/03

Revenues:
Investment advisory and services fees	$511,219	$443,680	$1,022,187	$855,961
Distribution revenues	111,933	108,661	228,238	208,685
Institutional research services	70,980	68,612	150,404	126,497
Shareholder servicing fees	23,465	25,679	47,114	49,536
Other revenues, net	19,546	15,113	33,886	23,680
	737,143	661,745	1,481,829	1,264,359

Expenses:
Employee compensation and benefits	261,899	226,671	536,703	444,840
Promotion and servicing:
Distribution plan payments	92,804	91,950	189,918	181,027
Amortization of deferred sales commissions	46,693	52,315	95,213	105,334
Other	44,370	41,681	88,619	78,221
General and administrative	113,968	81,406	204,972	160,587
Interest	6,299	6,286	12,799	12,635
Amortization of intangible assets	5,175	5,175	10,350	10,350
	571,208	505,484	1,138,574	992,994

Income before income taxes	165,935	156,261	343,255	271,365

Income taxes	10,112	8,203	18,978	14,246

Net income	$155,823	$148,058	$324,277	$257,119

Net income per Unit:
Basic	$0.61	$0.59	$1.27	$1.02
Diluted	$0.61	$0.58	$1.26	$1.01

See Accompanying Notes to Condensed Consolidated Financial Statements.

ALLIANCE CAPITAL MANAGEMENT L.P.

AND SUBSIDIARIES

Condensed Consolidated Statements of
Changes in Partners’ Capital
and Comprehensive Income

(unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	6/30/04	6/30/03	6/30/04	6/30/03

Partners’ capital - beginning of period	$3,962,625	$3,883,559	$3,778,469	$3,963,451
Comprehensive income:
Net income	155,823	148,058	324,277	257,119
Other comprehensive income:
Unrealized gain (loss) on investments, net	(1,301)	886	(808)	676
Foreign currency translation adjustment, net	(4,771)	10,606	2,662	11,424
Comprehensive income	149,751	159,550	326,131	269,219

Capital contributions from General Partner	3,574	236	3,881	471
Cash distributions to General Partner and Alliance Capital Unitholders	(75,832)	(109,032)	(75,855)	(257,536)
Amortization of deferred compensation expense	15,481	18,149	32,334	41,057
Purchases of Alliance Holding Units to fund deferred compensation plans, net	(62)	614	(38,437)	(66,596)
Compensatory unit options expense	610	718	1,258	1,436
Proceeds from exercise of options for Alliance Holding Units	4,870	6,438	33,236	8,730
Partners’ capital - end of period	$4,061,017	$3,960,232	$4,061,017	$3,960,232

See Accompanying Notes to Condensed Consolidated Financial Statements.

ALLIANCE CAPITAL MANAGEMENT L.P.

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Six Months Ended
	6/30/04	6/30/03
Cash flows from operating activities:
Net income	$324,277	$257,119
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred sales commissions	95,213	105,334
Amortization of deferred compensation	55,226	63,924
Other depreciation and amortization	33,875	36,556
Other, net	21,807	(5,252)
Changes in assets and liabilities:
Decrease (increase) in segregated cash and securities	89,686	(133,936)
Decrease (increase) in receivable from brokers and dealers	136,679	(288,930)
(Increase) in receivable from brokerage clients	(7,421)	(20,979)
Decrease in fees receivables, net	40,039	5,098
(Increase) in trading investments	(40,079)	(31,607)
(Increase) in deferred sales commissions, net	(24,632)	(60,985)
Decrease in other investments	10,875	14,833
(Increase) in other assets	(21,453)	(19,855)
(Decrease) increase in payable to brokers and dealers	(143,607)	271,111
Increase in payable to brokerage clients	104,450	186,926
(Decrease) increase in payable to Alliance Mutual Funds	(8,191)	8,463
(Decrease) in accounts payable and accrued expenses	(346,821)	(59,704)
Increase in accrued compensation and benefits, less deferred compensation	122,341	72,840
Net cash provided by operating activities	442,264	400,956

Cash flows from investing activities:
Purchases of investments	(7,352)	(1,401)
Proceeds from sales of investments	10,882	3,508
Additions to furniture, equipment and leasehold improvements, net	(16,750)	(13,700)
Net cash used in investing activities	(13,220)	(11,593)

Cash flows from financing activities:
Proceeds from issuance of debt	2,005,908	1,188,937
Repayments of debt	(2,006,000)	(1,211,000)
Cash distributions to General Partner and Alliance Capital Unitholders	(75,855)	(257,536)
Capital contributions from General Partner	3,881	471
Proceeds from exercise of options for Alliance Holding Units	33,236	8,730
Purchases of Alliance Holding Units to fund deferred compensation plans, net	(38,437)	(66,596)
Net cash used in financing activities	(77,267)	(336,994)

Effect of exchange rate changes on cash and cash equivalents	3,167	7,056

Net increase in cash and cash equivalents	354,944	59,425
Cash and cash equivalents at beginning of period	502,858	417,758
Cash and cash equivalents at end of period	$857,802	$477,183

See Accompanying Notes to Condensed Consolidated Financial Statements.

ALLIANCE CAPITAL MANAGEMENT L.P.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2004

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

ACMC owns 100,000 general partnership units in Alliance Holding and a 1% general partnership interest in the Operating Partnership.  As of June 30, 2004, AXA, AXA Financial, The Equitable Life Assurance Society of the United States (a wholly-owned subsidiary of AXA Financial, “ELAS”) and certain subsidiaries of ELAS beneficially owned approximately 57.3% of the issued and outstanding Alliance Capital Units and approximately 1.8% of the issued and outstanding Alliance Holding Units which, including the general partnership interests in the Operating Partnership and Alliance Holding, represents an economic interest of approximately 58.3% in the Operating Partnership.

As of June 30, 2004, Alliance Holding owned approximately 31.5% of the issued and outstanding Alliance Capital Units.  As of June 30, 2004, SCB Partners Inc., a wholly-owned subsidiary of SCB Inc. (formerly known as Sanford C. Bernstein Inc.), owned approximately 9.7% of the issued and outstanding Alliance Capital Units.

2.                                       Business Description

The Operating Partnership provides diversified investment management and related services globally to a broad range of clients including: (a) institutional investors (consisting of unaffiliated entities such as corporate and public employee pension funds, endowment funds, domestic and foreign institutions and governments and of affiliates such as AXA and its insurance company subsidiaries) by means of separately managed accounts, institutional sub-advisory relationships, structured products, group trusts, mutual funds and other investment vehicles; (b) private clients (consisting of high net-worth individuals, trusts, estates, charitable foundations, partnerships, private and family corporations and other entities) by means of separately managed accounts, hedge funds, mutual funds and other investment vehicles; (c) individual investors by means of retail mutual funds sponsored by the Operating Partnership, its subsidiaries and affiliated joint venture companies, which include cash management products (money market funds and deposit accounts), as well as sub-advisory relationships in respect of mutual funds sponsored by third parties and other investment vehicles (“Alliance Mutual Funds”) and managed account products; and (d) institutional investors desiring institutional research services by means of in-depth research, portfolio strategy, trading and brokerage-related services. The Operating Partnership and its subsidiaries provide investment management, distribution and/or shareholder and administrative services to Alliance Mutual Funds. Alliance Capital uses internal fundamental and quantitative research as the key to its investment process across all its investment disciplines.

3.                                       Summary of Significant Accounting Policies

Basis of Presentation

The unaudited interim condensed consolidated financial statements of the Operating Partnership included herein have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the interim results have been made.  The preparation of the condensed consolidated financial statements requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates. These statements should be read in conjunction with the Operating Partnership’s audited consolidated financial statements for the year ended December 31, 2003.

Reclassifications

Certain prior period amounts have been reclassified to conform to current year presentation.  These include separate disclosure of changes in trading investments and other investments in the Condensed Consolidated Statements of Cash Flows and the reclassification of certain money market funds with average maturities of less than three months from Investments to Cash and cash equivalents in the Condensed Consolidated Statements of Financial Condition.

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

Sales commissions paid to financial intermediaries in connection with the sale of shares of open-end Alliance Mutual Funds sold without a front-end sales charge are capitalized as deferred sales commissions and amortized over periods not exceeding five and one-half years, the periods of time during which the deferred sales commissions are generally recovered from distribution fees received from those funds and from contingent deferred sales charges (“CDSC”) received from shareholders of those funds upon the redemption of their shares.  CDSC cash recoveries are recorded as reductions in unamortized deferred sales commissions when received.

Management tests intangible assets and deferred sales commissions for impairment quarterly, or monthly when events or changes in circumstances occur that could significantly increase the risk of impairment of these assets.  Undiscounted future cash flows estimated by management to be realized from each of these assets are compared to their respective recorded amounts.  Management assesses the results of these analyses, and other relevant factors, to determine if these assets are recoverable.  If management determines these assets are not recoverable, an impairment condition would exist and the impairment loss would be measured as the amount by which the recorded amount of those assets exceeds their estimated fair value.  Estimated fair value is determined using management’s best estimate of future cash flows discounted to a present value amount.

The gross carrying amount and accumulated amortization of intangible assets subject to amortization totaled $414.0 million and $77.6 million at June 30, 2004, respectively.  Amortization expense was $5.2 million and $10.3 million for the three and six months ended June 30, 2004, respectively, and estimated annual amortization expense for each of the next five years is approximately $20.7 million.

At June 30, 2004, the gross carrying amount of deferred sales commissions, accumulated amortization and cumulative CDSC received were approximately $2.3 billion, $1.6 billion and $0.4 billion, resulting in a net balance of $316.6 million.

Revenue Recognition

Investment advisory and services fees, the largest component of the Operating Partnership’s revenues, are generally calculated as a percentage, referred to as “basis points” or “base fees”, of assets under management for clients, and are recorded as revenue as the related services are performed.  In addition to or in lieu of a base fee, certain investment advisory contracts provide for a performance fee that is calculated as either a percentage of absolute investment results or a percentage of investment results in excess of a stated benchmark over a specified period of time.  Performance fees are recorded as revenue at the end of each measurement period. Investment advisory and services fees include brokerage transaction charges received by Sanford C. Bernstein & Co., LLC (“SCB LLC”), a wholly-owned subsidiary of the Operating Partnership, for substantially all private client transactions and certain institutional investment management client transactions. Institutional research services revenue consists of brokerage transaction charges received by SCB LLC and Sanford C. Bernstein Limited (“SCBL”), a wholly-owned subsidiary of the Operating Partnership operating in London, for in-depth research and other services provided to institutional investors.  Brokerage transaction charges earned and related expenses are recorded on a trade date basis. Distribution revenues and shareholder servicing fees are accrued as earned.

Compensatory Option Plans

In 2002, the Operating Partnership adopted the fair value method of recording compensation expense on a prospective basis, using a straight-line amortization policy, relating to compensatory option awards of Alliance Holding Units as permitted by Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation”, as amended by Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation – Transition and Disclosure”.  Under the fair value method, compensation expense is measured at the grant date based on the estimated fair value of the award and is recognized over the vesting period. Fair value is determined using the Black-Scholes option-pricing model.  Compensation expense, relating to compensatory unit option awards granted after 2001, totaled approximately $0.7 million and $1.3 million for the three and six month periods ended June 30, 2004, respectively, and $0.7 million and $1.4 million for the three and six month periods ended June 30, 2003, respectively.

For compensatory option awards granted prior to 2002, the Operating Partnership applies the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, under which compensation expense is recognized only if the market value of the underlying Alliance Holding Units exceeds the exercise price at the date of grant.  The Operating Partnership did not record compensation expense for option awards granted prior to 2002 because those options were granted with exercise prices equal to the market value of the underlying Alliance Holding Units on the date of grant.  Had the Operating Partnership recorded compensation expense for those options based on their fair value at grant date under SFAS 123, the Operating Partnership’s net income for the three and six month periods ended June 30, 2004 and 2003 would have been reduced to the pro forma amounts indicated below:

	Three Months Ended		Six Months Ended
	6/30/04	6/30/03	6/30/04	6/30/03
	(in thousands, except per Unit amounts )
SFAS 123 pro forma net income:

Net income as reported	$155,823	$148,058	$324,277	$257,119
Add: stock-based compensation expense included in net income, net of tax	573	682	1,189	1,364
Deduct: total stock-based compensation expense determined under fair value method for all awards, net of tax	(1,308)	(2,933)	(2,683)	(5,734)
SFAS 123 pro forma net income	$155,088	$145,807	$322,783	$252,749

Net income per unit:
Basic net income per Unit as reported	$0.61	$0.59	$1.27	$1.02
Basic net income per Unit pro forma	$0.61	$0.58	$1.26	$1.00
Diluted net income per Unit as reported	$0.61	$0.58	$1.26	$1.01
Diluted net income per Unit pro forma	$0.60	$0.57	$1.26	$0.99

4.                                       Cash and Securities Segregated Under Federal Regulations and Other Requirements

At June 30, 2004, approximately $1.2 billion of United States Treasury Bills were segregated in a special reserve bank custody account for the exclusive benefit of brokerage customers of SCB LLC under rule 15c3-3 of the SEC.  An additional $0.1 billion in United States Treasury Bills were deposited in a special reserve account during July 2004.

5.                                       Net Income Per Alliance Capital Unit

Basic net income per Unit is derived by reducing net income for the 1% general partnership interest and dividing the remaining 99% by the basic weighted average number of Units outstanding for each period.  Diluted net income per Unit is derived by reducing net income for the 1% general partnership interest and dividing the remaining 99% by the total of the basic weighted average number of Units outstanding and the dilutive Unit equivalents resulting from outstanding compensatory options:

	Three Months Ended		Six Months Ended
	6/30/04	6/30/03	6/30/04	6/30/03
	(in thousands, except per Unit amounts)

Net income	$155,823	$148,058	$324,277	$257,119

Weighted average Units outstanding - Basic	253,111	250,463	252,734	250,330
Dilutive effect of compensatory options	1,445	2,561	1,718	2,360
Weighted average Units outstanding - Diluted	254,556	253,024	254,452	252,690

Basic net income per Unit	$0.61	$0.59	$1.27	$1.02
Diluted net income per Unit	$0.61	$0.58	$1.26	$1.01

Out-of-the-money options on 4,946,000 and 6,462,000 Alliance Holding Units for the three months ended June 30, 2004 and 2003, respectively, and out-of-the-money options on 4,946,000 and 8,836,500 Alliance Holding Units for the six months ended June 30, 2004 and 2003, respectively, have been excluded from the diluted net income per Alliance Capital Unit computation due to their anti-dilutive effect.

6.                                       Commitments and Contingencies

Deferred Sales Commissions

The Operating Partnership’s mutual fund distribution system (the “System”) includes a multi-class share structure.  The System permits the Operating Partnership’s open-end mutual funds to offer investors various options for the purchase of mutual fund shares, including the purchase of Front-End Load Shares and Back-End Load Shares.  The Front-End Load Shares are subject to a conventional front-end sales charge paid by investors to AllianceBernstein Investment Research and Management, Inc. (“ABIRM”), a wholly owned subsidiary of the Operating Partnership, at the time of sale.  ABIRM in turn pays sales commissions to the financial intermediaries distributing the funds from the front-end sales charge it receives from investors.  For Back-End Load Shares, investors do not pay a front-end sales charge although, if there are redemptions before the expiration of the minimum holding period (which ranges from one year to four years), investors pay CDSC to ABIRM.  While ABIRM is obligated to pay sales commissions to the financial intermediaries at the time of the purchase of Back-End Load Shares, it recovers these commissions from receipt of the aforementioned CDSC from investors and from  ongoing distribution services fees from the mutual funds, which are higher for Back-End Load Shares than for Front-End Load Shares.

Payments of sales commissions made to financial intermediaries in connection with the sale of Back-End Load Shares under the System are capitalized as deferred sales commissions (“deferred sales commission asset”) and amortized over periods not exceeding five and one-half years, the periods of time during which the deferred sales commission asset is expected to be recovered. CDSC cash recoveries are recorded as reductions of unamortized deferred sales commissions when received.  The amount recorded for the net deferred sales commission asset was $316.6 million at June 30, 2004.  Payments of sales commissions made to financial intermediaries in connection with the sale of Back-End Load Shares under the System during the six months ended June 30, 2004 and 2003, net of CDSC received of $19.2 million and $17.6 million, respectively, totaled approximately $24.6 million and $61.0 million, respectively.

Management tests the deferred sales commission asset for recoverability quarterly, or monthly when events or changes in circumstances occur that could significantly increase the risk of impairment of the asset.  Significant assumptions utilized to estimate the Operating Partnership’s future average assets under management and undiscounted future cash flows from Back-End Load Shares include expected future market levels and redemption rates.  Market assumptions are selected using a long-term view of expected average market returns based on historical returns of broad market indices.  At June 30, 2004, management used average market return assumptions of 5% for fixed income and 8% for equity to estimate annual market returns.  Higher actual average market returns would increase undiscounted future cash flows, while lower actual average market returns would decrease undiscounted future cash flows.  Future redemption rate assumptions were determined by reference to actual redemption experience over the three-year and five-year periods ended June 30, 2004.  Based on the actual redemption rates, including increased redemption rates experienced more recently, management used a range of expected annual redemption rates of 16% to 20% at June 30, 2004, calculated as a percentage of average assets under management. An increase in the actual rate of redemptions would decrease undiscounted future cash flows, while a decrease in the actual rate of redemptions would increase undiscounted future cash flows. These assumptions are reviewed and updated quarterly, or monthly when events or changes in circumstances occur that could significantly increase the risk of impairment of the asset.  Estimates of undiscounted future cash flows and the remaining life of the deferred sales commission asset are made from these assumptions and the aggregate estimated undiscounted future cash flows are compared to the recorded value of the deferred sales commission asset. The Operating Partnership’s management considers the results of these analyses performed at various dates.

As of June 30, 2004, management determined that the deferred sales commission asset was not impaired. If management determines in the future that the deferred sales commission asset is not recoverable, an impairment condition would exist and a loss would be measured as the amount by which the recorded amount of the asset exceeds its estimated fair value.  Estimated fair value is determined using management’s best estimate of future cash flows discounted to a present value amount.

During the three and six month periods ended June 30, 2004, equity markets increased by approximately 2% and 3%, respectively, as measured by the change in the Standard & Poor’s 500 Stock Index. Fixed income markets decreased by approximately 2% during the second quarter of 2004, as measured by the change in the Lehman Brothers’ Aggregate Bond Index, and remained flat for the six months ended June 30, 2004.  The redemption rate for domestic Back-End Load Shares was 25.8% and 25.7% during the three and six month periods ended June 30, 2004, respectively.  Declines in financial markets or higher redemption levels, or both, as compared to the assumptions used to estimate undiscounted future cash flows could result in the impairment of the deferred sales commission asset.  Due to the volatility of the capital markets and changes in redemption rates, management is unable to predict whether or when a future impairment of the deferred sales commission asset might occur.  Should impairment occur, any loss would reduce materially the recorded amount of the asset with a corresponding charge to expense.

Legal Proceedings

On April 8, 2002, in In re Enron Corporation Securities Litigation, a consolidated complaint (“Enron Complaint”) was filed in the district court in the Southern District of Texas, Houston Division, against numerous defendants, including Alliance Capital.  The principal allegations of the Enron Complaint, as they pertain to Alliance Capital, are that Alliance Capital violated Sections 11 and 15 of the Securities Act of 1933 (“Securities Act”) with respect to a registration statement filed by Enron Corp. (“Enron”) and effective with the SEC on July 18, 2001, which was used to sell $1.9 billion Enron Corp. Zero Coupon Convertible Notes due 2021.  Plaintiffs allege that Frank Savage, who was at that time an employee of Alliance Capital and a director of the General Partner of Alliance Capital, signed the registration statement at issue.  Plaintiffs allege that the registration statement was materially misleading.  Plaintiffs further allege that Alliance Capital was a controlling person of Frank Savage.  Plaintiffs therefore assert that Alliance Capital is itself liable for the allegedly misleading registration statement.  Plaintiffs seek rescission or a rescissionary measure of damages.  On June 3, 2002, Alliance Capital moved to dismiss the Enron Complaint as the allegations therein pertain to it. On March 12, 2003, that motion was denied.  A First Amended Consolidated Complaint (“Enron Amended Consolidated Complaint”), with substantially similar allegations as to Alliance Capital, was filed on May 14, 2003.  Alliance Capital filed its answer on June 13, 2003.  On May 28, 2003, plaintiffs filed an Amended Motion for Class Certification.  On October 23, 2003, following the completion of class discovery, Alliance Capital filed its opposition to class certification.  Alliance Capital’s motion is pending.  The case is currently in discovery.

Alliance Capital believes that plaintiffs’ allegations in the Enron Amended Consolidated Complaint as to it are without merit and intends to vigorously defend against these allegations.

On May 7, 2002, a complaint entitled The Florida State Board of Administration v. Alliance Capital Management L.P. (“SBA Complaint”) was filed in the Circuit Court of the Second Judicial Circuit, in and for Leon County, Florida against Alliance Capital.  The SBA Complaint alleges breach of contract relating to the Investment Management Agreement between The Florida State Board of Administration (“SBA”) and Alliance Capital, breach of the covenant of good faith and fair dealing contained in the Investment Management Agreement, breach of fiduciary duty, negligence, gross negligence and violation of the Florida Securities and Investor Protection Act, in connection with purchases and sales of Enron common stock for the SBA investment account.  The SBA Complaint seeks more than $300 million in compensatory damages and an unspecified amount of punitive damages.  On June 10, 2002, Alliance Capital moved to dismiss the SBA Complaint.  On September 12, 2002, the court denied Alliance Capital’s motion to dismiss the SBA Complaint in its entirety.  On November 13, 2003, the SBA filed an amended complaint (“Amended SBA Complaint”).  The Amended SBA Complaint contains similar Enron-related claims and also alleges that Alliance Capital breached its contract with the SBA by investing in or continuing to hold stocks for the SBA’s investment portfolio that were not “1-rated,” the highest rating that Alliance Capital’s research analysts could assign.  The Amended SBA Complaint also added claims for negligent supervision and common law fraud.  The Amended SBA Complaint seeks rescission of all purchases of stocks that were not 1-rated and, if such relief were granted, the amount of damages would be substantially higher than those damages sought in the SBA Complaint. On December 13, 2003, Alliance Capital moved to dismiss the fraud and breach of fiduciary duty claims in the Amended SBA Complaint.  On January 27, 2004, the court denied that motion.  The case is currently in discovery.

Alliance Capital believes that the SBA’s allegations in the Amended SBA Complaint are without merit and intends to vigorously defend against these allegations.

On September 12, 2002, a complaint entitled Lawrence E. Jaffe Pension Plan, Lawrence E. Jaffe Trustee U/A 1198 v. Alliance Capital Management L.P., Alfred Harrison and Alliance Premier Growth Fund, Inc. (“Jaffe Complaint”) was filed in the United States District Court in the Southern District of New York against Alliance Capital, Alfred Harrison and the AllianceBernstein Premier Growth Fund (“Premier Growth Fund”) alleging violation of the Investment Company Act of 1940 (“Investment Company Act”).  Plaintiff seeks damages equal to Premier Growth Fund’s losses as a result of Premier Growth Fund’s investment in shares of Enron and a recovery of all fees paid to Alliance Capital beginning November 1, 2000.  On March 24, 2003, the court granted Alliance Capital’s motion to transfer the Jaffe Complaint to the United States District Court for the District of New Jersey for coordination with the now dismissed Benak v. Alliance Capital Management L.P. and Alliance Premier Growth Fund action then pending.  On December 5, 2003, plaintiff filed an amended complaint (“Amended Jaffe Complaint”) in the United States District Court for the District of New Jersey.  The Amended Jaffe Complaint alleges violations of Section 36(a) of the Investment Company Act, common law negligence, and negligent misrepresentation.  Specifically, the Amended Jaffe Complaint alleges that: (i) the defendants breached their fiduciary duties of loyalty, care and good faith to Premier Growth Fund by causing Premier Growth Fund to invest in securities of Enron, (ii) the defendants were negligent for investing in securities of Enron, and (iii) through prospectuses and other documents defendants misrepresented material facts related to Premier Growth Fund’s investment objective and policies.  On January 23, 2004, defendants moved to dismiss the Amended Jaffe Complaint.  That motion is pending.

Alliance Capital and Alfred Harrison believe that plaintiff’s allegations in the Amended Jaffe Complaint are without merit and intend to vigorously defend against these allegations.

On December 13, 2002, a putative class action complaint entitled Patrick J. Goggins, et al. v. Alliance Capital Management L.P., et al. (“Goggins Complaint”) was filed in the United States District Court for the Southern District of New York against Alliance Capital, Premier Growth Fund and individual directors and certain officers of Premier Growth Fund.  On August 13, 2003, the court granted Alliance Capital’s motion to transfer the Goggins Complaint to the United States District Court for the District of New Jersey.  On December 5, 2003, plaintiffs filed an amended complaint (“Amended Goggins Complaint”) in the United States District Court for the District of New Jersey.  The Amended Goggins Complaint alleges that defendants violated Sections 11, 12(a)(2) and 15 of the Securities Act because the Fund’s registration statements and prospectuses contained untrue statements of material fact and omitted material facts.  More specifically, the Amended Goggins Complaint alleges that the Fund’s investment in Enron was inconsistent with the Fund’s stated strategic objectives and investment strategies.  Plaintiffs seek rescissory relief or an unspecified amount of compensatory damages on behalf of a class of persons who purchased shares of Premier Growth Fund during the period October 31, 2000 through February 14, 2002.  On January 23, 2004, Alliance Capital moved to dismiss the Amended Goggins Complaint.  That motion is pending.

Alliance Capital, Premier Growth Fund and the other defendants believe that plaintiffs’ allegations in the Amended Goggins Complaint are without merit and intend to vigorously defend against these allegations.

On August 9, 2003, the Securities and Exchange Board of India (“SEBI”) ordered that Samir C. Arora, a former research analyst/portfolio manager of Alliance Capital, refrain from buying, selling or dealing in Indian equity securities.  Until August 4, 2003, when Mr. Arora announced his resignation from Alliance Capital, he served as head of Asian emerging markets equities and a fund manager of Alliance Capital Asset Management (India) Pvt. Ltd. (“ACAML”), a fund management company 75% owned by Alliance Capital.  The order states that Mr. Arora relied on unpublished price sensitive information in making certain investment decisions on behalf of certain clients of ACAML and Alliance Capital, that there were failures to make required disclosures regarding the size of certain equity holdings and that Mr. Arora tried to influence the sale of Alliance Capital’s stake in ACAML.  Mr. Arora contested the findings in the order by filing objections at a personal hearing held on August 28, 2003.  On September 24, 2003, SEBI issued an order confirming its previous order against Mr. Arora.  On October 10, 2003, Mr. Arora filed an appeal with the Securities Appellate Tribunal (“SAT”) seeking certain interim reliefs.  Mr. Arora’s appeal was heard by the SAT on December 15, 2003.  The SAT passed an order on January 12, 2004, wherein it did not grant any interim reliefs to Mr. Arora since SEBI had stated that the investigations in this matter were in progress.  However, SAT directed SEBI to complete the investigations by February 28, 2004 and to pass final orders in the matter by March 31, 2004.  On March 31, 2004, SEBI issued a final order against Mr. Arora barring him from dealing directly or indirectly in the Indian equity securities markets for a period of five years commencing from August 9, 2003.  Alliance Capital understands that Mr. Arora has appealed the order.

At the present time, Alliance Capital does not believe the outcome of this matter will have a material impact on Alliance Capital’s results of operations or financial condition.

On September 8, 2003, SEBI issued to Alliance Capital a show cause notice and finding of investigation (the “Notice”).  The Notice requires Alliance Capital to explain its failure to make disclosure filings as to the acquisition of shares of five Indian equity securities held at various times by Alliance Capital (through sub-accounts under foreign institutional investor licenses), ACAML and Alliance Capital’s local Indian mutual fund as required under the SEBI (Insider Trading) Regulations, 1992 and the SEBI (Substantial Acquisition of Shares and Takeovers) Regulations, 1997 inter alia when the holdings of the said entities in the relevant equity securities crossed 5%, which could make Alliance Capital liable to pay penalties prescribed under Section 15A of the SEBI Act, 1992, which requires that disclosure be made when the holdings of an investor (or a group of investors acting in concert) in an Indian security either exceeds five percent (5%) of the outstanding shares or changes by more than two percent (2%).  On October 14, 2003, and November 10, 2003, Alliance Capital filed its reply and written submissions, respectively.  Alliance Capital also had a personal hearing before SEBI on October 21, 2003.  On May 12, 2004, SEBI issued an Order of Adjudicating Officer in respect of Alliance Capital, ACAML and its local Indian mutual fund whereby it levied a fine, jointly and severally, against Alliance Capital and ACAML in an amount of approximately $630,000 for not filing the required notices in a timely manner.  On June 29, 2004, Alliance Capital and ACAML filed an appeal with respect to such order with SAT, which is still pending.

At the present time, Alliance Capital does not believe the outcome of this matter will have a material impact on Alliance Capital’s results of operations or financial condition.

On October 1, 2003, a class action complaint entitled Erb, et al. v. Alliance Capital Management L.P. (“Erb Complaint”) was filed in the Circuit Court of St. Clair County, Illinois, against Alliance Capital.  The plaintiff, purportedly a shareholder in Premier Growth Fund, alleges that Alliance Capital breached unidentified provisions of Premier Growth Fund’s prospectus and subscription and confirmation agreements that allegedly required that every security bought for Premier Growth Fund’s portfolio must be a “1-rated” stock, the highest rating that Alliance Capital’s research analysts could assign.  Plaintiff alleges that Alliance Capital impermissibly purchased shares of stocks that were not 1-rated.  On November 25, 2003, Alliance Capital removed the Erb action to the United States District Court for the Southern District of Illinois on the basis that plaintiffs’ alleged breach of contract claims are preempted under the Securities Litigation Uniform Standards Act.  On December 29, 2003, plaintiff filed a motion for remand.  On February 25, 2004, the court remanded the action to state court.  On June 24, 2004, plaintiff filed an amended complaint (“Amended Erb Complaint”) in the Circuit Court of St. Clair County, Illinois.  The Amended Erb Complaint allegations are substantially similar to those contained in the previous complaint, however, the Amended Erb Complaint adds a new plaintiff and seeks to allege claims on behalf of a purported class of persons or entities holding an interest in any portfolio managed by Alliance Capital’s Large Cap Growth Team.  The Amended Erb Complaint alleges that Alliance Capital breached its contracts with these persons or entities by impermissibly purchasing shares of stocks that were not 1-rated.  Plaintiffs seek rescission of all purchases of any non-1-rated stocks Alliance Capital made for Premier Growth Fund and other Large Cap Growth Team clients’ portfolios over the past eight years, as well as an unspecified amount of damages.  On July 13, 2004, Alliance Capital removed the Erb action to the United States District Court for the Southern District of Illinois on the basis that plaintiffs’ claims are preempted under the Securities Litigation Uniform Standards Act.

Alliance Capital believes that plaintiff’s allegations in the Amended Erb Complaint are without merit and intends to vigorously defend against these allegations.

Market Timing-Related Matters

On October 2, 2003, a purported class action complaint entitled Hindo, et al. v. AllianceBernstein Growth & Income Fund, et al. (“Hindo Complaint”) was filed against Alliance Capital, Alliance Holding, ACMC, AXA Financial, the AllianceBernstein family of mutual funds (“AllianceBernstein Funds”), the registrants and issuers of those funds, certain officers of Alliance Capital (“Alliance defendants”), and certain other defendants not affiliated with Alliance Capital, as well as unnamed Doe defendants.  The Hindo Complaint was filed in the United States District Court for the Southern District of New York by alleged shareholders of two of the AllianceBernstein Funds.  The Hindo Complaint alleges that certain of the Alliance defendants failed to disclose that they improperly allowed certain hedge funds and other unidentified parties to engage in “late trading” and “market timing” of AllianceBernstein Fund securities, violating Sections 11 and 15 of the Securities Act, Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (“Exchange Act”)  and Sections 206 and 215 of the Advisers Act.  Plaintiffs seek an unspecified amount of compensatory damages and rescission of their contracts with Alliance Capital, including recovery of all fees paid to Alliance Capital pursuant to such contracts.

Between October 3, 2003 and August 4, 2004, forty-three additional lawsuits making factual allegations generally similar to those in the Hindo Complaint were filed against Alliance Capital and certain other defendants, and others may be filed.  These lawsuits are as follows:

Federal Court Class Actions

Twenty-seven of the lawsuits were brought as class actions filed in federal court (twenty-three in the United States District Court for the Southern District of New York, two in the United States District Court for the District of New Jersey, one in the United States District Court for the Northern District of California and one in the United States District Court for the District of Connecticut).  Certain of these additional lawsuits allege claims under the Securities Act, the Exchange Act, the Advisers Act, the Investment Company Act and common law.  All of these lawsuits are brought on behalf of shareholders of AllianceBernstein Funds, except four.  Of these four, one was brought on behalf of a Unitholder of Alliance Holding, and three were brought on behalf of participants in the Profit Sharing Plan for Employees of Alliance Capital (“Plan”).  The latter three lawsuits allege claims under Sections 404, 405 and 406 of The Employee Retirement Income Security Act of 1974 (“ERISA”), on the grounds that defendants violated fiduciary obligations to the Plan by failing to disclose the alleged market timing and late trading activities in AllianceBernstein Funds, and by permitting the Plan to invest in funds subject to those activities.  One of these ERISA actions has been voluntarily dismissed.

Federal Court Derivative Actions

Eight of the lawsuits were brought as derivative actions in federal court (one in the United States District Court for the Southern District of New York, five in the United States District Court for the Eastern District of New York and two in the United States District Court for the District of New Jersey).  These lawsuits allege claims under the Exchange Act, Section 36(b) of the Investment Company Act and/or common law.  Six of the lawsuits were brought derivatively on behalf of certain AllianceBernstein Funds, with the broadest lawsuits being brought derivatively on behalf of all AllianceBernstein Funds, generally alleging that defendants violated fiduciary obligations to the AllianceBernstein Funds and/or fund shareholders by permitting select investors to engage in market timing activities and failing to disclose those activities.  Two of the lawsuits were brought derivatively on behalf of Alliance Holding, generally alleging that defendants breached fiduciary obligations to Alliance Holding and its Unitholders by failing to prevent the alleged undisclosed market timing and late trading activities from occurring.

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

State Court Derivative Actions

Four lawsuits were brought as derivative actions in state court (one in the Supreme Court of the State of New York, County of New York, and three in the Superior Court of the State of Massachusetts, County of Suffolk). The New York action was brought derivatively on behalf of Alliance Holding and alleges that, in connection with alleged market timing and late trading transactions, defendants breached their fiduciary duties to Alliance Holding and its Unitholders by failing to maintain adequate controls and employing improper practices in managing unspecified AllianceBernstein Funds.  The Massachusetts actions were brought derivatively on behalf of certain AllianceBernstein Funds and allege state common law claims for breach of fiduciary duty, abuse of control, gross mismanagement, waste and unjust enrichment.

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

All of the federal actions discussed above under “Market Timing-Related Matters” (i.e., federal court class actions and federal court derivative actions) were the subject of a petition of tag-along notices filed by Alliance Capital before the Judicial Panel on Multidistrict Litigation (“MDL Panel”) seeking to have all of the actions centralized in a single forum for pre-trial proceedings.  On February 20, 2004, the MDL Panel transferred all of the actions to the United States District Court for the District of Maryland (“Mutual Fund MDL”).  On May 24, 2004, the Court appointed lead counsel and lead plaintiffs for each of the various claim types asserted against the Alliance defendants. The Court has ordered plaintiffs to file consolidated complaints by September 29, 2004.

Defendants have removed each of the state court representative actions and the state court individual action discussed above under “Market Timing-Related Matters” and thereafter submitted the actions to the MDL Panel through notices of tag-along action.  On March 3, 2004 and April 6, 2004, the MDL Panel issued orders conditionally transferring these cases and numerous others to the Mutual Fund MDL. Transfer of all of these actions subsequently became final. Plaintiffs in three of these four actions moved to remand the actions back to state court.  On June 18, 2004, the Court issued an interim opinion deferring decision on plaintiffs’ motions to remand until a later stage in the proceedings.  Subsequently, the plaintiff in the state court individual action moved the Court for reconsideration of that interim opinion and for immediate remand of her case to state court, and that motion is pending.

Defendants have not yet responded to the complaints filed in the state court derivative actions.

Alliance Capital recorded charges to income totaling $330 million during the second half of 2003 in connection with establishing the $250 million restitution fund (which is discussed in detail under “Item 1. Business - Regulation” of Alliance Holding’s Form 10-K for the year ended December 31, 2003) and certain other matters discussed under “Item 3. Legal Proceedings” in that Form 10-K.  During the first half of 2004, Alliance Capital paid $290 million related to these matters (including $250 million to the restitution fund as described above) and has cumulatively paid $296 million.  Management of Alliance Capital, however, cannot determine at this time the eventual outcome, timing or impact of these matters.  Accordingly, it is possible that additional charges in the future may be required.

Revenue Sharing-Related Matters

On June 22, 2004, a purported class action complaint entitled Aucoin, et al. v. Alliance Capital Management L.P., et al. (“Aucoin Complaint”) was filed against Alliance Capital, Alliance Holding, ACMC, AXA Financial, ABIRM, certain current and former directors of the AllianceBernstein Funds, and unnamed Doe defendants.  The Aucoin Complaint names the AllianceBernstein Funds as nominal defendants.  The Aucoin Complaint was filed in the United States District Court for the Southern District of New York by an alleged shareholder of the AllianceBernstein Growth & Income Fund.  The Aucoin Complaint alleges, among other things, (i) that certain of the defendants improperly authorized the payment of excessive commissions and other fees from AllianceBernstein Fund assets to broker-dealers in exchange for preferential marketing services, (ii) that certain of the defendants misrepresented and omitted from registration statements and other reports material facts concerning such payments, and (iii) that certain defendants caused such conduct as control persons of other defendants. The Aucoin Complaint asserts claims for violation of Sections 34(b), 36(b) and 48(a) of the Investment Company Act, Sections 206 and 215 of the Advisers Act, breach of common law fiduciary duties, and aiding and abetting breaches of common law fiduciary duties.  Plaintiffs seek an unspecified amount of compensatory damages and punitive damages, rescission of their contracts with Alliance Capital, including recovery of all fees paid to Alliance Capital pursuant to such contracts, an accounting of all AllianceBernstein Fund-related fees, commissions and soft dollar payments, and restitution of all unlawfully or discriminatorily obtained fees and expenses.

Between June 22, 2004 and August 4, 2004, nine additional lawsuits making factual allegations substantially similar to those in the Aucoin Complaint were filed against Alliance Capital and certain other defendants, and others may be filed.  All nine of the lawsuits (i) were brought as class actions filed in the United States District Court for the Southern District of New York, (ii) assert claims substantially identical to the Aucoin Complaint, and (iii) are brought on behalf of shareholders of AllianceBernstein Funds.

With respect to certain matters discussed above under “Legal Proceedings” (other than those referred to under “Market Timing-Related Matters” and those related to SEBI), management of Alliance Capital and Alliance Holding are unable to estimate the impact, if any, that the outcome of these matters may have on Alliance Capital’s or Alliance Holding’s results of operations or financial condition.

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

The Operating Partnership maintains a qualified profit sharing plan (the “Profit Sharing Plan”) covering U.S. and certain foreign employees.  The amount of the Operating Partnership’s annual contribution to the Profit Sharing Plan is determined by a committee of the Board of Directors of the General Partner.  Contributions are generally limited to the maximum amount deductible for federal income tax purposes.

The Operating Partnership maintains a qualified noncontributory defined benefit retirement plan in the U.S. covering U.S. employees except former employees of Bernstein, certain foreign employees and employees hired after October 2, 2000.  Benefits are based on years of credited service, average final base salary and primary Social Security benefits.  The Operating Partnership’s policy is to satisfy its funding obligation for each year in an amount not to exceed the maximum amount that can be deducted for federal income tax purposes. The Operating Partnership is required to contribute $1.4 million to the plan by January 15, 2005.  The Operating Partnership expects to make this contribution to the plan during the fourth quarter of 2004. Contribution estimates, which are subject to change, are based on regulatory requirements, future market conditions and assumptions used for actuarial computations of the plan’s obligations and assets.  The Operating Partnership’s management, at the present time, is unable to determine the amount, if any, of additional future contributions.

Net expense under the retirement plan for the three and six month periods ended June 30, 2004 and 2003 was comprised of (in thousands):

	Three Months Ended		Six Months Ended
	6/30/04	6/30/03	6/30/04	6/30/03

Service cost	$1,492	$1,222	$2,984	$2,444
Interest cost on projected benefit obligations	1,116	953	2,232	1,906
Expected return on plan assets	(703)	(441)	(1,406)	(882)
Amortization of prior service (credit)	(15)	(15)	(30)	(30)
Amortization of transition (asset)	(36)	(36)	(72)	(72)
Recognized actuarial loss	167	132	334	264
Net pension charge	$2,021	$1,815	$4,042	$3,630

8.                                       Income Taxes

The Operating Partnership is a private partnership for federal income tax purposes and, accordingly, is not subject to federal or state corporate income taxes. However, the Operating Partnership is subject to the New York City unincorporated business tax.  Domestic corporate subsidiaries of the Operating Partnership, which are subject to federal, state and local income taxes, are generally included in the filing of a consolidated federal income tax return.  Separate state and local income tax returns are filed.  Foreign subsidiaries are generally subject to taxes in the foreign jurisdictions where they are located.

9.                                       Supplemental Cash Flow Information

Cash payments for interest and income taxes were as follows (in thousands):

	Three Months Ended		Six Months Ended
	6/30/04	6/30/03	6/30/04	6/30/03

Interest	$5,377	$4,623	$22,114	$20,697
Income taxes	14,790	15,003	23,744	16,103

10.                                 Cash Distribution

On July 27, 2004, the General Partner declared a distribution of $156,043,000 or $0.61 per Alliance Capital Unit representing a distribution from Available Cash Flow (as defined in the Alliance Capital Partnership Agreement) of the Operating Partnership for the three months ended June 30, 2004.  The distribution is payable on August 16, 2004 to holders of record at the close of business on August 6, 2004.

11.                                 Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (revised December 2003) (“FIN 46-R”), “Consolidation of Variable Interest Entities”, which addresses accounting and disclosure requirements for variable interest entities (“VIEs”).  FIN 46-R defines a VIE as a corporation, partnership, limited liability company, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting or similar rights sufficient to enable such investors to make decisions about an entity’s activities or (b) has equity investors that do not provide sufficient financial resources to support the entities’ activities without additional financial support from other parties.  FIN 46-R requires a VIE to be consolidated by a company if the company is subject to, among other things, a majority of the risk or residual returns of the VIE.  A company that consolidates a VIE is referred to as the primary beneficiary under FIN 46-R.  In addition, FIN 46-R requires disclosure, but not consolidation, of those entities in which the Operating Partnership is not the primary beneficiary but has a significant variable interest.  The consolidation and disclosure provisions of FIN 46-R became effective for reporting periods ending after March 15, 2004.

Management of the Operating Partnership has reviewed its investment management agreements and  its investments in, and other financial arrangements with, certain entities which hold client assets under management to determine the entities that the Operating Partnership is required to consolidate under FIN 46-R.  These include certain mutual fund products domiciled in Luxembourg, India, Japan, Singapore and Australia (collectively “Offshore Funds”), hedge funds, structured products, group trusts and joint ventures.

As a result of its review, the Operating Partnership consolidated an investment in a joint venture and its funds under management.  These entities have client assets under management totaling approximately $162 million. The Operating Partnership’s maximum exposure to loss is limited to its investments in and prospective investment management fees earned from these entities.  Consolidation of these entities resulted in increases in the Operating Partnership’s assets, principally trading investments, and liabilities, principally minority interests in consolidated entities, of approximately 1.9% and 3.7% of total consolidated assets and liabilities, respectively, at June 30, 2004.

The Operating Partnership derives no direct benefit from client assets under management of these entities other than investment management fees and cannot utilize those assets in its operations.

The following tables summarize the impact on the condensed consolidated statement of financial condition at June 30, 2004 and the condensed consolidated statements of income for the three and six month periods ending June 30, 2004 as a result of the consolidation of these entities in accordance with FIN 46-R:

Summary Consolidated Statement of Financial Condition

(in millions)

	June 30, 2004
	As Reported	FIN 46-R	Before FIN 46-R
Assets:
Cash and securities segregated	$2,054	$4	$2,050
Investments	369	159	210
Other assets	6,007	—	6,007
Total assets	$8,430	$163	$8,267

Liabilities and Partners’ Capital:
Payables and accrued expenses	$3,795	$3	$3,792
Minority interest in consolidated subsidiaries	167	160	7
Debt	407	—	407

Total liabilities	4,369	163	4,206
Partners’capital	4,061	—	4,061
Total liabilities and partners’ capital	$8,430	$163	$8,267

Summary Consolidated Statement of Income

(in millions)

	Three Months Ended June 30, 2004			Six Months Ended June 30, 2004
	As Reported	FIN 46-R	Before FIN 46-R	As Reported	FIN 46-R	Before FIN 46-R
Revenues:
Investment advisory and services fees	$511	$1	$510	$1,022	$1	$1,021
Other revenues	226	9	217	460	9	451
	737	10	727	1,482	10	1,472

Expenses:
Employee compensation and benefits	262	1	261	537	1	536
General and administrative expenses	114	9	105	205	9	196
Other expenses	195	—	195	397	—	397
	571	10	561	1,139	10	1,129

Income before income taxes	166	—	166	343	—	343
Income taxes	10	—	10	19	—	19

Net income	$156	$—	$156	$324	$—	$324

The Operating Partnership has significant variable interests in certain other structured products and hedge funds with approximately $0.8 billion in client assets under management.  However, these VIEs do not require consolidation because management has determined that the Operating Partnership is not the primary beneficiary.  The Operating Partnership’s maximum exposure to loss in these entities is limited to its nominal investments in, and prospective investment management fees earned from, these entities.

Item 2.             Management’s Discussion and Analysis of Financial Condition and Results of Operations

Alliance Capital earns revenues by providing diversified investment management services, which include charging fees for managing the investment assets of clients.  Revenues are largely dependent on the total value and composition of assets under management.  Accordingly, management is focused on increasing the amount of assets under management (“AUM”) by Alliance Capital and its subsidiaries.  Increases in AUM result from appreciation in the value of these assets and from inflows of additional assets from new and existing clients. Conversely, the amount of AUM can decline due to depreciation and client redemptions.  Moreover, additional asset inflows and redemptions are driven, in part, by investment performance relative to applicable benchmarks.

Investment performance for many of our services was generally at or above their respective benchmarks for both the second quarter and first half of 2004.  Relative returns in international growth and emerging markets value services were especially strong.  Additionally, the Regent-branded managed products continued to outperform their respective benchmarks significantly, which has led to increased sales in this service.

The institutional investment management channel experienced inflows to global value, global growth and style blend services, which more than offset outflows from U.S. growth equity and fixed income services.  This was due to an increase in account win from the first quarter, 80% of which were in global services.  Global mandates continue to attract U.S. clients, who accounted for approximately half of these inflows. This trend is important, in that the number of competitors in the global arena is smaller than in country-specific services, and Alliance’s competitive profile remains strong in this area. In addition, we anticipate substantial inflows during the third quarter of 2004 from AXA insurance affiliates, however, the revenue implications are uncertain as performance fees apply to certain of these mandates and we expect pricing to be lowered on some existing mandates.  Overall, we expect these inflows to have a moderately positive effect on earnings.

Within the retail channel, redemptions in U.S. long-term mutual funds declined slightly compared to first quarter 2004; the aggregate amount of new sales also declined.   Fixed income flows outside the U.S. weakened in the wake of negative bond market returns and cash management funds continued to experience net redemptions.  However, Regent-branded managed account services experienced accelerating sales growth and the AllianceBernstein Wealth Strategies Funds, launched in September 2003, surpassed $1 billion in AUM.

The private client channel continued to experience strong net asset inflows due to increased advisor productivity.  The demographic mix of new business continues to improve, with the ultra-high-net-worth component (account relationships greater than $10 million) comprising more than half of new accounts during the second quarter.  Additionally, plans to open three new offices by year end remain on schedule.

Revenues from institutional research services increased over the prior year’s comparable periods due to increased market share partly offset by a decline in NYSE transaction volume, excluding program trading.  Our U.K.-based European research business also experienced continued strong growth and recently earned high marks in two European surveys on research quality.

ASSETS UNDER MANAGEMENT BY DISTRIBUTION CHANNEL

(in billions)

	6/30/04	6/30/03	$ Change	% Change
Retail	$153.7	$147.0	$6.7	4.6%
Institutional investment management	271.8	234.6	37.2	15.9
Private client	55.1	44.6	10.5	23.5
Total	$480.6	$426.2	$54.4	12.8%

ASSETS UNDER MANAGEMENT BY INVESTMENT ORIENTATION

(in billions)

	6/30/04	6/30/03	$ Change	% Change
Active equity & balanced – Growth:
U.S.	$90.2	$92.6	$(2.4)	(2.6)%
Global & international	36.0	22.4	13.6	60.7
	126.2	115.0	11.2	9.7
Active equity & balanced – Value:
U.S.	110.9	86.6	24.3	28.1
Global & international	54.3	32.3	22.0	68.1
	165.2	118.9	46.3	38.9

Active fixed income:
U.S.	114.0	126.5	(12.5)	(9.9)
Global & international	46.9	41.9	5.0	11.9
	160.9	168.4	(7.5)	(4.5)
Index and enhanced index:
U.S.	22.5	19.2	3.3	17.2
Global & international	5.8	4.7	1.1	23.4
	28.3	23.9	4.4	18.4
Total:
U.S.	337.6	324.9	12.7	3.9
Global & international	143.0	101.3	41.7	41.2
Total	$480.6	$426.2	$54.4	12.8%

CHANGES IN ASSETS UNDER MANAGEMENT BY DISTRIBUTION CHANNEL

AND INVESTMENT ORIENTATION – THREE MONTH PERIOD ENDED JUNE 30, 2004

(in billions)

	Distribution Channel				Investment Orientation
	Retail	Institutional Investment Mgmt	Private Client	Total	Equity Active Growth	Active Equity Value	Fixed Income	Passive	Total
Balance at March 31, 2004	$158.7	$270.7	$54.2	$483.6	$128.3	$159.7	$167.7	$27.9	$483.6

Long-term flows:
Sales/new accounts	6.2	10.0	2.0	18.2	4.8	6.6	6.3	0.5	18.2
Redemptions/terminations	(6.9)	(4.5)	(0.6)	(12.0)	(5.0)	(1.9)	(4.7)	(0.4)	(12.0)
Cash flow/unreinvested dividends	(0.2)	(4.3)	(0.3)	(4.8)	(3.1)	—	(1.8)	0.1	(4.8)

Net new long-term inflows (outflows)	(0.9)	1.2	1.1	1.4	(3.3)	4.7	(0.2)	0.2	1.4
Net cash management redemptions	(2.9)	—	—	(2.9)	—	—	(2.9)	—	(2.9)
Market appreciation (depreciation)	(1.2)	(0.1)	(0.2)	(1.5)	1.2	0.8	(3.7)	0.2	(1.5)

Net change	(5.0)	1.1	0.9	(3.0)	(2.1)	5.5	(6.8)	0.4	(3.0)

Balance at June 30, 2004	$153.7	$271.8	$55.1	$480.6	$126.2	$165.2	$160.9	$28.3	$480.6

CHANGES IN ASSETS UNDER MANAGEMENT BY DISTRIBUTION CHANNEL

AND INVESTMENT ORIENTATION – SIX MONTH PERIOD ENDED JUNE 30, 2004

(in billions)

	Distribution Channel				Investment Orientation
	Retail	Institutional Investment Mgmt	Private Client	Total	Active Equity Growth	Active Equity Value	Fixed Income	Passive	Total
Balance at December 31, 2003	$153.8	$269.5	$51.5	$474.8	$130.1	$151.9	$164.3	$28.5	$474.8

Long-term flows:
Sales/new accounts	12.9	14.6	4.4	31.9	8.6	12.5	10.1	0.7	31.9
Redemptions/terminations	(14.0)	(12.5)	(1.3)	(27.8)	(13.0)	(4.6)	(9.6)	(0.6)	(27.8)
Cash flow/unreinvested dividends	(0.3)	(7.2)	(0.3)	(7.8)	(4.1)	(0.7)	(1.8)	(1.2)	(7.8)

Net new long-term inflows (outflows)	(1.4)	(5.1)	2.8	(3.7)	(8.5)	7.2	(1.3)	(1.1)	(3.7)
Net cash management redemptions	(1.2)	—	—	(1.2)	—	—	(1.2)	—	(1.2)
Market appreciation (depreciation)	2.5	7.4	0.8	10.7	4.6	6.1	(0.9)	0.9	10.7

Net change	(0.1)	2.3	3.6	5.8	(3.9)	13.3	(3.4)	(0.2)	5.8

Balance at June 30, 2004	$153.7	$271.8	$55.1	$480.6	$126.2	$165.2	$160.9	$28.3	$480.6

CHANGES IN ASSETS UNDER MANAGEMENT BY DISTRIBUTION CHANNEL

AND INVESTMENT ORIENTATION – TWELVE MONTH PERIOD ENDED JUNE 30, 2004

(in billions)

	Distribution Channel				Investment Orientation
	Retail	Institutional Investment Mgmt	Private Client	Total	Active Equity Growth	Active Equity Value	Fixed Income	Passive	Total
Balance at June 30, 2003	$147.0	$234.6	$44.6	$426.2	$115.0	$119.0	$168.3	$23.9	$426.2

Long-term flows:
Sales/new accounts	25.1	34.0	8.1	67.2	18.4	29.8	17.5	1.5	67.2
Redemptions/terminations	(28.2)	(26.8)	(2.3)	(57.3)	(25.1)	(9.6)	(21.8)	(0.8)	(57.3)
Cash flow/unreinvested dividends	(2.0)	(6.1)	(0.9)	(9.0)	(6.8)	0.2	(1.2)	(1.2)	(9.0)

Net new long-term inflows (outflows)	(5.1)	1.1	4.9	0.9	(13.5)	20.4	(5.5)	(0.5)	0.9
Net cash management redemptions	(4.6)	—	—	(4.6)	—	—	(4.6)	—	(4.6)
Transfers	—	—	—	—	2.9	(2.9)	—	—	—
Market appreciation	16.4	36.1	5.6	58.1	21.8	28.7	2.7	4.9	58.1

Net change	6.7	37.2	10.5	54.4	11.2	46.2	(7.4)	4.4	54.4

Balance at June 30, 2004	$153.7	$271.8	$55.1	$480.6	$126.2	$165.2	$160.9	$28.3	$480.6

AVERAGE ASSETS UNDER MANAGEMENT BY DISTRIBUTION CHANNEL

(in billions)

	Three Months Ended			Six Months Ended
	6/30/04	6/30/03	% Change	6/30/04	6/30/03	% Change
Retail	$154.3	$141.2	9.3%	$155.6	$138.4	12.4%
Institutional investment management	268.4	225.9	18.8	270.3	218.8	23.5
Private client	54.1	42.8	26.4	53.5	41.4	29.2
Total	$476.8	$409.9	16.3%	$479.4	$398.6	20.3%

CONSOLIDATED RESULTS OF OPERATIONS

(in millions, except per Unit amounts)

	Three Months Ended			Six Months Ended
	6/30/04	6/30/03	% Change	6/30/04	6/30/03	% Change

Revenues	$737.1	$661.7	11.4%	$1,481.8	$1,264.4	17.2%
Expenses	571.2	505.4	13.0	1,138.5	993.0	14.7
Income before income taxes	165.9	156.3	6.1	343.3	271.4	26.5
Income taxes	10.1	8.2	23.2	19.0	14.3	32.9
Net income	$155.8	$148.1	5.2	$324.3	$257.1	26.1

Diluted net income per Unit	$0.61	$0.58	5.2	$1.26	$1.01	24.8

Distributions per Unit	$0.61	$0.58	5.2%	$0.91	$1.01	(9.9)%

Pre-tax margin (1)	22.5%	23.6%		23.2%	21.5%

(1)  Income before income taxes as a percentage of revenues.

Net income for the three months ended June 30, 2004 increased $7.7 million or approximately 5.2% to $155.8 million from net income of $148.1 million for the three months ended June 30, 2003.  Diluted net income per Unit for the three months ended June 30, 2004 increased $0.03 or approximately 5.2% to $0.61 from diluted net income per Unit of $0.58 for the three months ended June 30, 2003. Net income for the six months ended June 30, 2004 increased $67.2 million or approximately 26.1% to $324.3 million from net income of $257.1 million for the six months ended June 30, 2003.  Diluted net income per Unit for the six months ended June 30, 2004 increased $0.25 or approximately 24.8% to $1.26 from diluted net income per Unit of $1.01 for the six months ended June 30, 2003. The increase in net income for both periods was principally due to increases in revenues, primarily investment advisory fees, distribution and institutional research services revenues, partly offset by an increase in expenses, primarily employee compensation and benefits and general and administrative expenses.

The Operating Partnership adopted Financial Accounting Standards Board Interpretation No. 46 (revised December 2003) (“FIN 46-R”), “Consolidation of Variable Interest Entities”, on March 31, 2004.  The adoption of FIN 46-R had no impact on net income or partners’ capital for the three and six months ended June 30, 2004.  See “Note 11.  Accounting Pronouncements” of the Notes to Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Form 10-Q for a discussion of the impact of FIN 46-R on the results of operations and financial condition of the Operating Partnership.

REVENUES

(in millions)

	Three Months Ended			Six Months Ended
	6/30/04	6/30/03	% Change	6/30/04	6/30/03	% Change
Investment advisory and services fees:
Retail	$180.5	$184.0	(1.9)%	$367.5	$356.5	3.1%
Institutional investment management	193.9	156.3	24.1	377.5	299.0	26.3
Private client	136.8	103.4	32.3	277.2	200.5	38.3
Subtotal	511.2	443.7	15.2	1,022.2	856.0	19.4
Distribution revenues	111.9	108.7	2.9	228.2	208.7	9.3
Institutional research services	71.0	68.6	3.5	150.4	126.5	18.9
Shareholder servicing fees	23.5	25.6	(8.2)	47.1	49.5	(4.8)
Other revenues, net	19.5	15.1	29.1	33.9	23.7	43.0
Total	$737.1	$661.7	11.4%	$1,481.8	$1,264.4	17.2%

INVESTMENT ADVISORY AND SERVICES FEES

Investment advisory and services fees, the largest component of the Operating Partnership’s revenues, are generally calculated as a percentage, referred to as “basis points” or “base fees”, of the value of assets under management and vary with the type of account managed.  Accordingly, fee income generally increases or decreases as average assets under management increase or decrease and is affected by changes in the amount of assets under management, including market appreciation or depreciation, the addition of new client accounts or client contributions of additional assets to existing accounts, withdrawals of assets from and termination of client accounts, purchases and redemptions of mutual fund shares and shifts of assets between accounts or products with different fee structures.  Investment advisory and services fees include brokerage transaction charges of Sanford C. Bernstein & Co. (“SCB LLC”) for substantially all private client transactions and certain institutional investment management client transactions.  The Operating Partnership’s investment advisory and services fees for the three and six months ended June 30, 2004 increased approximately 15.2% and 19.4% from the three and six month periods ended June 30, 2003, respectively, primarily due to increases of approximately 16.3% and 20.3% in average assets under management.

Retail investment advisory and services fees for the three months ended June 30, 2004 decreased by $3.5 million or approximately 1.9% from the three months ended June 30, 2003 due to approximately $18 million in revenue reductions,  resulting from reductions in advisory fees implemented for Alliance Capital-sponsored U.S. long-term open-end retail mutual funds in connection with the settlement of market timing-related matters, partly offset by an approximate 9.3% increase in average assets under management. Retail investment advisory and services fees for the six months ended June 30, 2004 increased by $11.0 million or approximately 3.1% from the six months ended June 30, 2003, primarily as a result of an approximate 12.4% increase in average retail assets under management, partly offset by approximately $36 million in revenue reductions as a result of the advisory fee reductions discussed above.

Institutional investment management investment advisory and services fees for the three months ended June 30, 2004 increased by $37.6 million or approximately 24.1% from the three months ended June 30, 2003 primarily as a result of an approximate 18.8% increase in average assets under management and a $7.1 million performance-based  management fee.  For the six months ended June 30, 2004, institutional investment management investment advisory and services fees increased by $78.5 million or approximately 26.3% from the six months ended June 30, 2003, due primarily to an approximate 23.5% increase in average assets under management and the $7.1 million performance-based management fee.

Private client investment advisory and services fees for the three months ended June 30, 2004 increased by $33.4 million or approximately 32.3% from the three months ended June 30, 2003 as a result of an increase in assets under management. For the six months ended June 30, 2004, private client investment advisory and services fees increased by $76.7 million or approximately 38.3% from the six months ended June 30, 2003, as a result of an increase in assets under management and a $13.7 million increase in brokerage transaction charges due to higher transaction volume.

In addition to or in lieu of a base fee, certain investment advisory contracts provide for a performance fee that is calculated as either a percentage of absolute investment results or a percentage of investment results in excess of a stated benchmark over a specified period of time.  Performance fees are recorded as a component of investment advisory and services fees revenue at the end of the measurement period and will generally be higher in favorable markets and lower in unfavorable markets, which may increase the volatility of the Operating Partnership’s revenues and earnings.

DISTRIBUTION REVENUES

The Operating Partnership’s subsidiary, AllianceBernstein Investment Research and Management, Inc. (“ABIRM”), acts as distributor of the Alliance Mutual Funds and receives distribution fees from those funds covering a portion of the distribution expenses it incurs.  Distribution revenues for the three and six months ended June 30, 2004 increased $3.2 million or approximately 2.9% and $19.5 million or approximately 9.3%, respectively, as compared to the three and six months ended June 30, 2003, principally due to higher average daily mutual fund assets under management.

INSTITUTIONAL RESEARCH SERVICES

Institutional research services revenue consists principally of brokerage transaction charges related to in-depth research and other services provided to institutional investors. Brokerage transaction charges earned and related expenses are recorded on a trade date basis.  Revenues from institutional research services for the three and six months ended June 30, 2004 were $71.0 million and $150.4 million, an increase of $2.4 million and $23.9 million, or approximately 3.5% and 18.9%, respectively, from the three and six months ended June 30, 2003, due to higher market share and higher revenues from growth in European operations, partly offset by a decrease in NYSE average daily non-program trading volumes.

SHAREHOLDER SERVICING FEES

The Operating Partnership’s wholly-owned subsidiaries, Alliance Global Investor Services, Inc. and ACM Global Investor Services S.A., provide transfer agency services to the Alliance Mutual Funds.  Shareholder servicing fees for the three and six months ended June 30, 2004 decreased approximately 8.2% and 4.8%, respectively, from the three and six months ended June 30, 2003.  The number of shareholder accounts serviced declined to approximately 6.9 million as of June 30, 2004 from approximately 7.3 million as of June 30, 2003, due to shareholder account terminations.

OTHER REVENUES, NET

Other revenues, net consist principally of fees earned for administration and record keeping services provided to the Alliance Mutual Funds and the General Accounts of The Equitable Life Assurance Society of the United States (“ELAS”), a wholly-owned subsidiary of AXA Financial, and its insurance subsidiary.  Changes in market value of investments, investment income and net interest income earned on securities loaned to and borrowed from brokers and dealers are also included.  Other revenues, net for the three and six months ended June 30, 2004 increased approximately 29.1% and 43.0%, respectively, from the three and six months ended June 30, 2003, principally due to interest income and net investment gains recorded in connection with the consolidation of a joint venture and its funds under management as a result of the application of FIN 46-R, as discussed in “Note 11. New Accounting Pronouncements” of the Notes to Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Form 10-Q.

EXPENSES

	Three Months Ended			Six Months Ended
(in millions)	6/30/04	6/30/03	% Change	6/30/04	6/30/03	% Change
Employee compensation and benefits	$261.9	$226.6	15.6%	$536.7	$444.8	20.7%
Promotion and servicing	183.8	185.9	(1.1)	373.7	364.6	2.5
General and administrative	114.0	81.4	40.0	205.0	160.6	27.6
Interest	6.3	6.3	—	12.8	12.6	1.6
Amortization of intangible assets	5.2	5.2	—	10.3	10.4	(1.0)
Total	$571.2	$505.4	13.0%	$1,138.5	$993.0	14.7%

EMPLOYEE COMPENSATION AND BENEFITS

The Operating Partnership had 4,142 employees at June 30, 2004 compared to 4,113 at June 30, 2003. Employee compensation and benefits, which represent approximately 45.9% and 47.1% of total expenses for the three and six month periods ended June 30, 2004, respectively, include salaries, commissions, fringe benefits and cash and deferred incentive compensation based generally on profitability.

Employee compensation and benefits for the three and six months ended June 30, 2004 increased $35.3 million and $91.9 million, or approximately 15.6% and 20.7%, respectively, from the three and six months ended June 30, 2003, primarily as a result of higher incentive compensation from higher earnings and of higher commissions reflecting higher sales in the institutional research services and private client distribution channels and the impact of new business activity, primarily in the second half of 2003, in the institutional investment management channel.

PROMOTION AND SERVICING

Under the Operating Partnership’s mutual fund distribution system (the “System”), promotion and servicing expenses, which represent approximately 32.2% and 32.8% of total expenses for the three and six month periods ended June 30, 2004, respectively, include distribution plan payments to financial intermediaries for distribution of sponsored mutual funds and cash management services products and amortization of deferred sales commissions paid to financial intermediaries for the sale of Back-End Load Shares under the System.  See “Capital Resources and Liquidity” and “Note 6. Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Form 10-Q. Also included in this expense category are travel and entertainment, advertising, promotional materials, investment meetings and seminars for financial intermediaries that distribute the Operating Partnership’s investment products.

Promotion and servicing expenses decreased $2.1 million for the three months ended June 30, 2004, or approximately 1.1% primarily as a result of lower amortization of deferred sales commissions reflecting declines in net amortizable assets due to lower U.S. sales. Promotion and servicing expenses increased $9.1 million for the six months ended June 30, 2004, or approximately 2.5% from the corresponding period in the prior year, primarily due to higher distribution plan payments and travel and entertainment costs, partly offset by lower amortization of deferred sales commissions.

GENERAL AND ADMINISTRATIVE

General and administrative expenses, which represent approximately 20.0% and 18.0% of total expenses for the three and six month periods ended June 30, 2004, respectively, are costs related to operations, including technology, professional fees, occupancy, communications and similar expenses.  General and administrative expenses for the three months ended June 30, 2004 increased $32.6 million, or approximately 40.0% from the three months ended June 30, 2003 and increased $44.4 million or approximately 27.6% from the six months ended June 30, 2003. Significant changes include (in millions):

	Period Ended June 30, 2004
	Three Months	Six Months
Write-off of capitalized software costs	$12.2	$13.0
Occupancy costs for new office space	4.0	2.0
Transaction processing expenses for OTC trading	2.4	5.3
Unrealized foreign exchange losses	1.9	4.1
Legal costs, net of insurance recoveries	(5.5)	(1.1)
Minority interest from consolidation of VIEs (FIN 46-R)	8.5	8.5
Other	9.1	12.6
	$32.6	$44.4

General and administrative expenses are estimated to be approximately $102 million in each of the next two quarters of 2004, including $3 million of charges in each quarter related to consolidation of certain offices.

INTEREST

Interest expense is incurred on the Operating Partnership’s borrowings.  Interest expense for the three months ended June 30, 2004 remained unchanged and increased $0.2 million for the six months ended June 30, 2004, or approximately 1.6% from the six months ended June 30, 2003.

AMORTIZATION OF INTANGIBLE ASSETS

The Operating Partnership’s unaudited condensed consolidated statement of financial condition as of June 30, 2004 includes intangible assets of $336.4 million, which represents the costs assigned to investment management contracts of businesses acquired.  Intangible assets are amortized on a straight-line basis over estimated useful lives of twenty years and tested for impairment periodically.  As of June 30, 2004, management believed that intangible assets were not impaired.

TAXES ON INCOME

The Operating Partnership, a private limited partnership, is not subject to federal or state corporate income taxes.  However, the Operating Partnership is subject to the New York City unincorporated business tax. Domestic corporate subsidiaries of the Operating Partnership are subject to federal, state and local income taxes, and are included in the filing of a consolidated federal income tax return. Separate state and local income tax returns are filed. Foreign subsidiaries are generally subject to taxes in the foreign jurisdictions where they are located.

Income tax expense of $10.1 million and $19.0 million for the three and six months ended June 30, 2004 increased $1.9 million and $4.7 million, or approximately 23.2% and 32.9%, respectively, from the three and six months ended June 30, 2003, as a result of higher pre-tax income and the effect of a year-to-date increase in the effective tax rate resulting from higher taxable income of foreign subsidiaries.

CAPITAL RESOURCES AND LIQUIDITY

Partners’ capital of the Operating Partnership was $4,061.0 million at June 30, 2004, an increase of $98.4 million, or approximately 2.5%, from $3,962.6 million at March 31, 2004, and an increase of $282.5 million or 7.5% from $3,778.5 million at December 31, 2003.  These increases are primarily due to net income for the three and six months ended June 30, 2004 and proceeds from the exercise of options for Alliance Holding Units, partly offset by cash distributions to the General Partner and Alliance Capital Unitholders in the second quarter of 2004 and open market purchases of Alliance Holding Units to fund deferred compensation plans in the first quarter of 2004.  As a result of charges for market timing–related matters and legal proceedings recorded in the second half of 2003, there were no cash distributions paid to the General Partner or Alliance Capital Unitholders during the first quarter of 2004.  The Operating Partnership has cumulatively paid $296 million related to these matters, including $290 million paid during the first half of 2004.

The Operating Partnership’s cash and cash equivalents increased $354.9 million during the six months ended June 30, 2004.  Cash inflows for the first six months of 2004 included $442.3 million provided from operations and $33.2 million representing proceeds from options for Alliance Holding Units exercised.  Cash outflows included cash distributions to the General Partner and Alliance Capital Unitholders of $75.9 million, purchases of Alliance Holding Units by subsidiaries of the Operating Partnership to fund deferred compensation plans of $38.4 million and capital expenditures of $16.8 million.

The Operating Partnership’s mutual fund distribution system (the “System”) includes a multi-class share structure.  The System permits the Operating Partnership’s open-end mutual funds to offer investors various options for the purchase of mutual fund shares, including the purchase of Front-End Load Shares and Back-End Load Shares.  The Front-End Load Shares are subject to a conventional front-end sales charge paid by investors to ABIRM at the time of sale.  ABIRM in turn pays sales commissions to the financial intermediaries distributing the funds from the front-end sales charge it receives from investors.  For Back-End Load Shares, investors do not pay a front-end sales charge although, if there are redemptions before the expiration of the minimum holding period (which ranges from one year to four years), investors pay a contingent deferred sales charge (“CDSC”) to ABIRM.  While ABIRM is obligated to pay sales commissions to the financial intermediaries at the time of the purchase of Back-End Load Shares, it recovers these commissions from receipt of the aforementioned CDSC from investors and from ongoing distribution services fees from the mutual funds, which are higher for Back-End Load Shares than for Front-End Load Shares.  Deferred sales commissions are expected to be recovered over periods not exceeding five and one-half years.  Payments of sales commissions made to financial intermediaries in connection with the sale of Back-End Load Shares under the System during the six months ended June 30, 2004 and 2003, net of CDSC received of $19.2 million and $17.6 million, respectively, totaled $24.6 million and $61.0 million, respectively, reflecting a decline in sales.

In September 2002, the Operating Partnership entered into an $800 million five-year revolving credit facility with a group of commercial banks and other lenders, which replaced three previously existing credit facilities aggregating $875 million. Of the $800 million total, $425 million is intended to provide back-up liquidity for the Operating

Partnership’s commercial paper program, with the balance available for general purposes of the Operating Partnership, including capital expenditures and the funding of the payment of deferred sales commissions to the financial intermediaries under the System.  Under this revolving credit facility, the interest rate, at the option of the Operating Partnership, is a floating rate generally based upon a defined prime rate, a rate related to the London Interbank Offered Rate (LIBOR) or the Federal Funds rate.  The credit facility also provides for a facility fee payable on the total facility. In addition, a utilization rate fee is payable in the event the average aggregate daily outstanding balance exceeds $400 million for each calendar quarter.  The revolving credit facility contains covenants, which, among other things, require the Operating Partnership to meet certain financial ratios. The Operating Partnership was in compliance with the covenants at June 30, 2004.

At June 30, 2004, the Operating Partnership maintained a $100 million Extendible Commercial Notes (“ECN”) program as a supplement to its $425 million commercial paper program.  ECNs are short-term uncommitted debt instruments that do not require back-up liquidity support.

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

In February 2002, the Operating Partnership signed a $125 million agreement with a commercial bank, under which it guaranteed certain obligations of Sanford C. Bernstein Limited (“SCBL”), a wholly-owned subsidiary of the Operating Partnership, incurred in the ordinary course of its business, in the event SCBL is unable to meet those obligations.  If SCBL is unable to satisfy any guaranteed obligation in full when due, the Operating Partnership will pay such obligation within three days of being notified of SCBL’s failure to pay.  This agreement is continuous and remains in effect until payment in full of any such obligation has been made by SCBL.  At June 30, 2004, the Operating Partnership was not required to perform under the agreement and had no liability outstanding in connection with the agreement.

The Operating Partnership’s total available debt, amounts outstanding and weighted average interest rates at June 30, 2004 and 2003 were as follows:

	June 30,
	2004				2003
(in millions)	Total Available		Amount Outstanding	Interest Rate	Total Available		Amount Outstanding	Interest Rate
Senior Notes	$600.0		$399.0	5.6%	$600.0		$398.6	5.6%
Commercial paper	425.0		—	—	425.0		—	—
Revolving credit facility	375.0	(1)	—	—	375.0	(1)	—	—
Extendible Commercial Notes	100.0		—	—	100.0		—	—
Other	n/a		7.9	3.5	n/a		6.5	3.4
Total	$1,500.0		$406.9	5.6%	$1,500.0		$405.1	5.6%

(1) $425 million of this $800 million facility, which is intended to provide back-up liquidity for the commercial paper program, is excluded from the total available.

The Operating Partnership’s substantial equity base, its access to public and private debt at competitive terms and its cash flow from operations should provide adequate liquidity for its general business needs, including capital requirements for mutual fund sales and other working capital requirements.

CASH DISTRIBUTIONS

The Operating Partnership is required to distribute all of its Available Cash Flow (as defined in the Alliance Capital Partnership Agreement) to the General Partner and Alliance Capital Unitholders.  The Available Cash Flow of the Operating Partnership for the three and six months ended June 30, 2004 and 2003, was as follows:

	Three Months Ended		Six Months Ended
(in thousands, except per Unit amounts)	6/30/04	6/30/03	6/30/04	6/30/03
Available Cash Flow	$156,043	$146,867	$231,899	$255,899
Distribution Per Unit	$0.61	$0.58	$0.91	$1.01

CRITICAL ACCOUNTING ESTIMATES

The preparation of the consolidated financial statements and notes to consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Management believes that the following critical accounting policies and estimates involve additional management judgment due to the sensitivity of the methods and assumptions used.

Deferred Sales Commission

See “Note 6. Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Form 10-Q for a discussion of estimates and assumptions utilized in accounting for deferred sales commissions.

Goodwill

Significant assumptions are required in performing goodwill and intangible asset impairment tests.  For goodwill, such tests include determining whether the estimated fair value of the Operating Partnership, the reporting unit, exceeds its book value.  There are several methods of estimating the Operating Partnership’s fair values, which include valuation techniques such as market quotations and expected discounted cash flows.  In developing estimated fair value using a discounted cash flow valuation technique, business growth rate assumptions are applied over the estimated life of the goodwill asset and the resulting expected cash flows are discounted to arrive at a present value amount that approximates fair value.  As of June 30, 2004, management believed that goodwill was not impaired.  However, future tests may be based upon different assumptions which may or may not result in an impairment of this asset.  Should impairment occur, any loss would reduce materially the recorded amount of the Operating Partnership’s asset with a corresponding charge to the Operating Partnership’s expense.

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

COMMITMENTS AND CONTINGENCIES

The Operating Partnership’s capital commitments, which consist primarily of operating leases for office space, are generally funded from operating cash flows.

See “Note 6. Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Form 10-Q for a discussion of the Operating Partnership’s mutual fund distribution system and related deferred sales commission asset and of certain mutual fund investigations and legal proceedings to which the Operating Partnership is a party.

ACCOUNTING PRONOUNCEMENTS

See “Note 11. Accounting Pronouncements” of the Notes to Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Form 10-Q for a discussion of recently issued accounting pronouncements.

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

The forward-looking statements referred to in the preceding paragraph include statements regarding the outcome of litigation and expected levels of general and administrative expenses. Litigation is inherently unpredictable, and excessive judgments do occur.  Though we have stated that we do not expect certain legal proceedings to have a material adverse effect on results of operations or financial condition, and though we have taken a charge in respect of “market timing-related matters”, any settlement or judgment on the merits of a legal proceeding could be significant, and could have a material adverse effect on Alliance Capital’s and Alliance Holding’s results of operations or financial condition.  General and administrative expenses, including occupancy costs, legal fees, compliance with the Sarbanes-Oxley Act of 2002, insurance recoveries and various other expenses, fluctuate from period to period due to changes in business needs and other factors.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the Operating Partnership’s market risk for the three and six month periods ended June 30, 2004.

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

None.

Item 3.             Defaults Upon Senior Securities

None.

Item 4.             Submission of Matters to a Vote of Security Holders

None.

Item 5.             Other Information

None.

Item 6.             Exhibits and Reports on Form 8-K

(a)                                  Exhibits

15	Report of Independent Registered Public Accounting Firm

31.1	Certification of Mr. Sanders pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Mr. Joseph pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Mr. Sanders pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Mr. Joseph pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)                                 Reports on Form 8-K

On July 28, 2004, Alliance Capital and Alliance Holding each filed a Current Report on Form 8-K with respect to a news release issued July 27, 2004, their Second Quarter 2004 Review dated July 27, 2004 and the transcript of their conference call with analysts in respect of second quarter 2004 results held on July 27, 2004.

On July 13, 2004, Alliance Capital and Alliance Holding each filed a Current Report on Form 8-K with respect to a news release issued July 12, 2004.

On June 10, 2004, Alliance Capital and Alliance Holding each filed a Current Report on Form 8-K with respect to a news release issued June 9, 2004.

On May 12, 2004, Alliance Capital and Alliance Holding each filed a Current Report on Form 8-K with respect to a news release issued May 12, 2004.

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

ALLIANCE CAPITAL MANAGEMENT L.P.

Dated: August 6, 2004	By:	Alliance Capital Management
Corporation, its General Partner

	By:	/s/ Robert H. Joseph, Jr.
Robert H. Joseph, Jr.
Senior Vice President and
Chief Financial Officer