Form 10-Q
period 2004-09-30
ALLIANCE CAPITAL MANAGEMENT L P
filed 2004-11-08
CIK 1109448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

(Mark One)

☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

The number of units of limited partnership interest outstanding as of September 30, 2004 was 253,439,599.

ALLIANCE CAPITAL MANAGEMENT L.P.

Index to Form 10-Q

Part I

FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Consolidated Statements of Financial Condition

Condensed Consolidated Statements of Income

Condensed Consolidated Statements of Changes in
Partners’ Capital and Comprehensive Income

Condensed Consolidated Statements of Cash Flows

Notes to Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

Part II

OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

SIGNATURE

Part I

FINANCIAL INFORMATION

Item 1.      Financial Statements

ALLIANCE CAPITAL MANAGEMENT L.P.

AND SUBSIDIARIES

Condensed Consolidated Statements of Financial Condition

(in thousands)

ASSETS	9/30/04	12/31/03
	(unaudited)

Cash and cash equivalents	$855,094	$502,858
Cash and securities segregated, at market (cost: $1,181,381 and $1,285,632)	1,181,369	1,285,801
Receivables:
Brokers and dealers	1,667,301	1,617,882
Brokerage clients	328,399	334,482
Fees, net	306,220	337,711
Investments	359,383	121,871
Furniture, equipment and leasehold improvements, net	210,452	226,121
Goodwill, net	2,876,657	2,876,657
Intangible assets, net	331,200	346,725
Deferred sales commissions, net	280,692	387,218
Other investments	20,665	28,547
Other assets	113,572	105,796
Total assets	$8,531,004	$8,171,669

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:
Payables:
Brokers and dealers	$936,484	$1,127,183
Brokerage clients	1,994,354	1,899,458
Alliance Mutual Funds	149,304	114,938
Accounts payable and accrued expenses	250,637	524,703
Accrued compensation and benefits	546,557	311,075
Debt	406,851	405,327
Minority interests in consolidated subsidiaries	172,466	10,516
Total liabilities	4,456,653	4,393,200

Commitments and Contingencies (See Note 6)

Partners’ capital	4,074,351	3,778,469
Total liabilities and partners’ capital	$8,531,004	$8,171,669

See Accompanying Notes to Condensed Consolidated Financial Statements

ALLIANCE CAPITAL MANAGEMENT L.P.

AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(unaudited)

(in thousands, except per Unit amounts)

	Three Months Ended		Nine Months Ended
	9/30/04	9/30/03	9/30/04	9/30/03

Revenues:
Investment advisory and services fees	$498,676	$479,589	$1,520,863	$1,335,550
Distribution revenues	108,673	112,627	336,911	321,312
Institutional research services	74,223	72,407	224,627	198,904
Shareholder servicing fees	20,867	23,945	67,981	73,481
Other revenues, net	16,775	10,829	50,661	34,509
	719,214	699,397	2,201,043	1,963,756

Expenses:
Employee compensation and benefits	261,133	200,058	797,836	644,898
Promotion and servicing:
Distribution plan payments	90,415	94,642	280,333	275,669
Amortization of deferred sales commissions	43,262	52,460	138,475	157,794
Other	44,168	41,101	132,787	119,322
General and administrative	107,172	84,555	312,144	245,142
Interest	6,339	6,302	19,138	18,937
Amortization of intangible assets	5,175	5,175	15,525	15,525
Charge for mutual fund matters and legal proceedings	—	190,000	—	190,000
	557,664	674,293	1,696,238	1,667,287

Income before income taxes	161,550	25,104	504,805	296,469

Income taxes	8,882	5,916	27,860	20,162

Net income	$152,668	$19,188	$476,945	$276,307

Net income per Unit:
Basic	$0.60	$0.08	$1.87	$1.09
Diluted	$0.59	$0.07	$1.86	$1.08

See Accompanying Notes to Condensed Consolidated Financial Statements

ALLIANCE CAPITAL MANAGEMENT L.P.

AND SUBSIDIARIES

Condensed Consolidated Statements of

Changes in Partners’ Capital

and Comprehensive Income

(unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	9/30/04	9/30/03	9/30/04	9/30/03

Partners’ capital - beginning of period	$4,061,017	$3,960,232	$3,778,469	$3,963,451
Comprehensive income:
Net income	152,668	19,188	476,945	276,307
Other comprehensive income:
Unrealized gain (loss) on investments, net	(432)	(161)	(1,240)	515
Foreign currency translation adjustment, net	(1,943)	(1,014)	719	10,410
Comprehensive income	150,293	18,013	476,424	287,232

Capital contributions from General Partner	643	403	4,524	874
Cash distributions to General Partner and Alliance Capital Unitholders	(156,046)	(146,884)	(231,901)	(404,420)
Amortization of deferred compensation expense	13,014	17,952	45,348	59,009
Purchases of Alliance Holding Units to fund deferred compensation plans, net	498	—	(37,939)	(66,596)
Compensatory unit options expense	541	627	1,799	2,063
Proceeds from exercise of options for Alliance Holding Units	4,391	4,059	37,627	12,789
Partners’ capital - end of period	$4,074,351	$3,854,402	$4,074,351	$3,854,402

See Accompanying Notes to Condensed Consolidated Financial Statements

ALLIANCE CAPITAL MANAGEMENT L.P.

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Nine Months Ended
	9/30/04	9/30/03
Cash flows from operating activities:
Net income	$476,945	$276,307
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred sales commissions	138,475	157,794
Amortization of deferred compensation	80,047	95,961
Other depreciation and amortization	51,304	54,253
Other, net	29,825	(6,182)
Changes in assets and liabilities:
Decrease (increase) in segregated cash and securities	104,432	(194,244)
(Increase) in receivable from brokers and dealers	(43,889)	(451,309)
Decrease (increase) in receivable from brokerage clients	2,423	(49,340)
Decrease (increase) in fees receivables, net	30,110	(2,101)
(Increase) in trading investments	(25,286)	(34,006)
(Increase) in deferred sales commissions, net	(31,946)	(80,128)
Decrease in other investments	9,793	18,612
(Increase) in other assets	(6,237)	(14,144)
(Decrease) increase in payable to brokers and dealers	(189,457)	301,245
Increase in payable to brokerage clients	91,742	446,737
Increase (decrease) in payable to Alliance Mutual Funds	33,588	(10,479)
(Decrease) increase in accounts payable and accrued expenses	(340,944)	125,491
Increase in accrued compensation and benefits, less deferred compensation	202,580	100,750
Net cash provided by operating activities	613,505	735,217

Cash flows from investing activities:
Purchases of investments	(21,561)	(41,491)
Proceeds from sales of investments	20,054	3,711
Additions to furniture, equipment and leasehold improvements, net	(33,849)	(20,571)
Net cash used in investing activities	(35,356)	(58,351)

Cash flows from financing activities:
Proceeds from issuance of debt	2,005,907	1,277,923
Repayments of debt	(2,006,000)	(1,300,000)
Cash distributions to General Partner and Alliance Capital Unitholders	(231,901)	(404,420)
Capital contributions from General Partner	4,524	874
Proceeds from exercise of options for Alliance Holding Units	37,627	12,789
Purchases of Alliance Holding Units to fund deferred compensation plans, net	(37,939)	(66,596)
Net cash used in financing activities	(227,782)	(479,430)

Effect of exchange rate changes on cash and cash equivalents	1,869	5,976

Net increase in cash and cash equivalents	352,236	203,412
Cash and cash equivalents at beginning of period	502,858	417,758
Cash and cash equivalents at end of period	$855,094	$621,170

See Accompanying Notes to Condensed Consolidated Financial Statements

ALLIANCE CAPITAL MANAGEMENT L.P.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2004

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

ACMC owns 100,000 general partnership units in Alliance Holding and a 1% general partnership interest in the Operating Partnership.  As of September 30, 2004, AXA, AXA Financial, AXA Equitable Life Insurance Company (a wholly-owned subsidiary of AXA Financial and formerly known as The Equitable Life Assurance Society of the United States, “AXA Equitable”) and certain subsidiaries of AXA Equitable beneficially owned approximately 57.8% of the issued and outstanding Alliance Capital Units (including those held indirectly through its ownership of approximately 1.8% of the issued and outstanding Alliance Holding Units) which, including the general partnership interests in the Operating Partnership and Alliance Holding, represents an economic interest of approximately 58.3% in the Operating Partnership.

As of September 30, 2004, Alliance Holding owned approximately 31.6% of the issued and outstanding Alliance Capital Units.  As of September 30, 2004, SCB Partners Inc., a wholly-owned subsidiary of SCB Inc. (formerly known as Sanford C. Bernstein Inc.), owned approximately 9.7% of the issued and outstanding Alliance Capital Units.

2.                                     Business Description

The Operating Partnership provides diversified investment management and related services globally to a broad range of clients including: (a) institutional investors (consisting of unaffiliated entities such as corporate and public employee pension funds, endowment funds, domestic and foreign institutions and governments and of affiliates such as AXA and its insurance company subsidiaries) by means of separately managed accounts, institutional sub-advisory relationships, structured products, group trusts, mutual funds and other investment vehicles; (b) private clients (consisting of high net-worth individuals, trusts, estates, charitable foundations, partnerships, private and family corporations and other entities) by means of separately managed accounts, hedge funds, mutual funds and other investment vehicles; (c) individual investors by means of retail mutual funds sponsored by the Operating Partnership, its subsidiaries and affiliated joint venture companies, which include cash management products (money market funds and deposit accounts), as well as sub-advisory relationships in respect of mutual funds sponsored by third parties and other investment vehicles (“Alliance Mutual Funds”) and managed account products; and (d) institutional investors desiring institutional research services by means of in-depth research, portfolio strategy, trading and brokerage-related services. The Operating Partnership and its subsidiaries provide investment management, distribution and/or shareholder and administrative services to Alliance Mutual Funds. Alliance Capital uses internal fundamental and quantitative research as the basis of its investment process across all its investment disciplines.

3.                                     Summary of Significant Accounting Policies

Basis of Presentation

The unaudited interim condensed consolidated financial statements of the Operating Partnership included herein have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the interim results have been made.  The preparation of the condensed consolidated financial statements requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates. These statements should be read in conjunction with the Operating Partnership’s audited consolidated financial statements for the year ended December 31, 2003.

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

The gross carrying amount and accumulated amortization of intangible assets subject to amortization totaled $414.0 million and $82.8 million at September 30, 2004, respectively.  Amortization expense was $5.2 million and $15.5 million for the three and nine months ended September 30, 2004, respectively, and estimated annual amortization expense for each of the next five years is approximately $20.7 million.

At September 30, 2004, the gross carrying amount of deferred sales commissions, accumulated amortization and cumulative CDSC received were approximately $2.4 billion, $1.6 billion and $0.5 billion, respectively, resulting in a net balance of $280.7 million.

Stock Exchange Memberships

The cost of stock exchange memberships is recorded in other assets on the condensed consolidated statement of financial condition.  Management tests stock exchange memberships for impairment when events or changes in circumstances occur that could significantly increase the risk of impairment of the asset.  The Operating Partnership owns four New York Stock Exchange memberships and one Chicago Stock Exchange membership with a cost basis of approximately $8.3 million.  Based on the latest sale prices available when management performed its impairment test, these memberships have a fair value of approximately $4.8 million.  Management believes that the excess of the carrying value of these assets over its fair value is not recoverable.  Accordingly, during the third quarter of 2004, the Operating Partnership recorded an impairment loss of approximately $3.5 million in general and administrative expenses.

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

Compensation Plans

In 2002, the Operating Partnership adopted the fair value method of recording compensation expense on a prospective basis, using a straight-line amortization policy, relating to compensatory option awards of Alliance Holding Units as permitted by Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation”, as amended by Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation — Transition and Disclosure”.  Under the fair value method, compensation expense is measured at the grant date based on the estimated fair value of the award and is recognized over the vesting period. Fair value is determined using the Black-Scholes option-pricing model.  Compensation expense, relating to compensatory unit option awards granted after 2001, totaled approximately $0.5 million and $1.8 million for the three and nine month periods ended September 30, 2004, respectively, and $0.6 million and $2.1 million for the three and nine month periods ended September 30, 2003, respectively.

For compensatory option awards granted prior to 2002, the Operating Partnership applies the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, under which compensation expense is recognized only if the market value of the underlying Alliance Holding Units exceeds the exercise price at the date of grant.  The Operating Partnership did not record compensation expense for option awards granted prior to 2002 because those options were granted with exercise prices equal to the market value of the underlying Alliance Holding Units on the date of grant.  Had the Operating Partnership recorded compensation expense for those options based on their fair value at grant date under SFAS 123, the Operating Partnership’s net income for the three and nine month periods ended September 30, 2004 and 2003 would have been reduced to the pro forma amounts indicated below:

	Three Months Ended		Nine Months Ended
	9/30/04	9/30/03	9/30/04	9/30/03
	(in thousands, except per Unit amounts)
SFAS 123 pro forma net income:

Net income as reported	$152,668	$19,188	$476,945	$276,307
Add: stock-based compensation expense included in net income, net of tax	511	596	1,700	1,960
Deduct: total stock-based compensation expense determined under fair value method for all awards, net of tax	(1,164)	(2,644)	(3,847)	(8,378)
SFAS 123 pro forma net income	$152,015	$17,140	$474,798	$269,889

Net income per unit:
Basic net income per Unit as reported	$0.60	$0.08	$1.87	$1.09
Basic net income per Unit pro forma	$0.59	$0.07	$1.86	$1.07
Diluted net income per Unit as reported	$0.59	$0.07	$1.86	$1.08
Diluted net income per Unit pro forma	$0.59	$0.07	$1.85	$1.06

The Operating Partnership maintains several unfunded, non-qualified deferred compensation plans.  Compensation expense is recorded as the awards vest.  During the third quarter of 2004, management completed the conversion to a new deferred compensation administration system.  As a result of this conversion, discrepancies between various plan liabilities as reflected in the new administration system and recorded in the general ledger were noted.  Adjusting entries were recorded during the third quarter of 2004 to bring the Operating Partnership’s general ledger account balances into agreement with the underlying records. These adjusting entries were not material to the employee compensation and benefits expense or accrued compensation and benefits liability as reflected in the Operating Partnership’s condensed consolidated financial statements.  The estimated impact of the adjustments on the results of operations and financial position in any prior reporting period is immaterial.

4.                                     Cash and Securities Segregated Under Federal Regulations and Other Requirements

At September 30, 2004, approximately $1.2 billion of United States Treasury Bills were segregated in a special reserve bank custody account for the exclusive benefit of brokerage customers of SCB LLC under rule 15c3-3 of the SEC. Statutory rules require Alliance Capital to perform a customer reserve calculation at September 30, 2004, which resulted in an additional $0.1 billion in United States Treasury Bills deposited in a special reserve account in October 2004.

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

	Three Months Ended		Nine Months Ended
	9/30/04	9/30/03	9/30/04	9/30/03
	(in thousands, except per Unit amounts)
Net income	$152,668	$19,188	$476,945	$276,307

Weighted average Units outstanding - Basic	253,350	250,804	252,941	250,489
Dilutive effect of compensatory options	1,324	2,894	1,588	2,488
Weighted average Units outstanding - Diluted	254,674	253,698	254,529	252,977

Basic net income per Unit	$0.60	$0.08	$1.87	$1.09
Diluted net income per Unit	$0.59	$0.07	$1.86	$1.08

Out-of-the-money options on 4,742,300 and 6,359,500 Alliance Holding Units for the three months ended September 30, 2004 and 2003, respectively, and out-of-the-money options on 4,742,300 and 8,626,500 Alliance Holding Units for the nine months ended September 30, 2004 and 2003, respectively, have been excluded from the diluted net income per Alliance Capital Unit computation due to their anti-dilutive effect.

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

The Operating Partnership’s payments of sales commissions made to financial intermediaries in connection with the sale of Back-End Load Shares under the System are capitalized as deferred sales commissions (“deferred sales commission asset”) and amortized over periods not exceeding five and one-half years, the periods of time during which the deferred sales commission asset is expected to be recovered. CDSC cash recoveries are recorded as reductions of unamortized deferred sales commissions when received.  The amount recorded for the net deferred sales commission asset was $280.7 million at September 30, 2004.  Payments of sales commissions made to financial intermediaries in connection with the sale of Back-End Load Shares under the System during the nine months ended September 30, 2004 and 2003, net of CDSC received of $26.1 million and $26.6 million, respectively, totaled approximately $31.9 million and $80.1 million, respectively.

Management tests the deferred sales commission asset for recoverability quarterly, or monthly when events or changes in circumstances occur that could significantly increase the risk of impairment of the asset.  Significant assumptions utilized to estimate the Operating Partnership’s future average assets under management and undiscounted future cash flows from Back-End Load Shares include expected future market levels and redemption rates.  Market assumptions are selected using a long-term view of expected average market returns based on historical returns of broad market indices.  At September 30, 2004, management used average market return assumptions of 5% for fixed income and 8% for equity to estimate annual market returns.  Higher actual average market returns would increase undiscounted future cash flows, while lower actual average market returns would decrease undiscounted future cash flows.  Future redemption rate assumptions were determined by reference to actual redemption experience over the three-year and five-year periods ended September 30, 2004.  Based on the actual redemption rates, including increased redemption rates experienced more recently, management used a range of expected annual redemption rates of 16% to 20% at September 30, 2004, calculated as a percentage of average assets under management. An increase in the actual rate of redemptions would decrease undiscounted future cash flows, while a decrease in the actual rate of redemptions would increase undiscounted future cash flows. These assumptions are reviewed and updated quarterly, or monthly when events or changes in circumstances occur that could significantly increase the risk of impairment of the asset.  Estimates of undiscounted future cash flows and the remaining life of the deferred sales commission asset are made from these assumptions and the aggregate estimated undiscounted future cash flows are compared to the recorded value of the deferred sales commission asset. The Operating Partnership’s management considers the results of these analyses performed at various dates.

As of September 30, 2004, management determined that the deferred sales commission asset was not impaired. If management determines in the future that the deferred sales commission asset is not recoverable, an impairment condition would exist and a loss would be measured as the amount by which the recorded amount of the asset exceeds its estimated fair value.  Estimated fair value is determined using management’s best estimate of future cash flows discounted to a present value amount.

Equity markets decreased by approximately 2% during the three months ended September 30, 2004 and increased by approximately 2% for the nine months ended September 30, 2004, as measured by the change in the Standard & Poor’s 500 Stock Index. Fixed income markets increased by approximately 3% during the  three and nine month periods ending September 30, 2004, as measured by the change in the Lehman Brothers’ Aggregate Bond Index. The redemption rate for domestic Back-End Load Shares was 23.8% and 25.1% during the three and nine month periods ended September 30, 2004, respectively.  Declines in financial markets or higher redemption levels, or both, as compared to the assumptions used to estimate undiscounted future cash flows could result in the impairment of the deferred sales commission asset.  Due to the volatility of the capital markets and changes in redemption rates, management is unable to predict whether or when a future impairment of the deferred sales commission asset might occur.  Should impairment occur, any loss would reduce materially the recorded amount of the asset with a corresponding charge to expense.

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

On May 7, 2002, a complaint entitled The Florida State Board of Administration v. Alliance Capital Management L.P. (“SBA Complaint”) was filed in the Circuit Court of the Second Judicial Circuit, in and for Leon County, Florida against Alliance Capital.  The SBA Complaint alleges breach of contract relating to the Investment Management Agreement between The Florida State Board of Administration (“SBA”) and Alliance Capital, breach of the covenant of good faith and fair dealing contained in the Investment Management Agreement, breach of fiduciary duty, negligence, gross negligence and violation of the Florida Securities and Investor Protection Act, in connection with purchases and sales of Enron common stock for the SBA investment account.  The SBA Complaint seeks more than $300 million in compensatory damages and an unspecified amount of punitive damages.  On June 10, 2002, Alliance Capital moved to dismiss the SBA Complaint.  On September 12, 2002, the court denied Alliance Capital’s motion to dismiss the SBA Complaint in its entirety.  On November 13, 2003, the SBA filed an amended complaint (“Amended SBA Complaint”).  The Amended SBA Complaint contains similar Enron-related claims and also alleges that Alliance Capital breached its contract with the SBA by investing in or continuing to hold stocks for the SBA’s investment portfolio that were not “1-rated,” the highest rating that Alliance Capital’s research analysts could assign.  The Amended SBA Complaint also added claims for negligent supervision and common law fraud.  The Amended SBA Complaint seeks rescissionary damages for all purchases of stocks that were not 1-rated, as well as damages for those that were not sold on a downgrade.  During the third quarter of 2004, the SBA asserted in discovery that its Enron-related and 1-rated stock-related damages (including statutory interest) are approximately $2.9 billion.  On December 13, 2003, Alliance Capital moved to dismiss the fraud and breach of fiduciary duty claims in the Amended SBA Complaint.  On January 27, 2004, the court denied that motion.  Discovery continues. Trial is scheduled to commence on March 7, 2005.

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

On December 13, 2002, a putative class action complaint entitled Patrick J. Goggins, et al. v. Alliance Capital Management L.P., et al. (“Goggins Complaint”) was filed in the United States District Court for the Southern District of New York against Alliance Capital, Premier Growth Fund and individual directors and certain officers of Premier Growth Fund.  On August 13, 2003, the court granted Alliance Capital’s motion to transfer the Goggins Complaint to the United States District Court for the District of New Jersey.  On December 5, 2003, plaintiffs filed an amended complaint (“Amended Goggins Complaint”) in the United States District Court for the District of New Jersey.  The Amended Goggins Complaint alleges that defendants violated Sections 11, 12(a)(2) and 15 of the Securities Act because the Fund’s registration statements and prospectuses contained untrue statements of material fact and omitted material facts.  More specifically, the Amended Goggins Complaint alleges that the Fund’s investment in Enron was inconsistent with the Fund’s stated strategic objectives and investment strategies.  Plaintiffs seek rescissionary relief or an unspecified amount of compensatory damages on behalf of a class of persons who purchased shares of Premier Growth Fund during the period October 31, 2000 through February 14, 2002.  On January 23, 2004, Alliance Capital moved to dismiss the Amended Goggins Complaint.  That motion is pending.

Alliance Capital, Premier Growth Fund and the other defendants believe that plaintiffs’ allegations in the Amended Goggins Complaint are without merit and intend to vigorously defend against these allegations.

On August 9, 2003, the Securities and Exchange Board of India (“SEBI”) ordered that Samir C. Arora, a former research analyst/portfolio manager of Alliance Capital, refrain from buying, selling or dealing in Indian equity securities.  Until August 4, 2003, when Mr. Arora announced his resignation from Alliance Capital, he served as head of Asian emerging markets equities and a fund manager of Alliance Capital Asset Management (India) Pvt. Ltd. (“ACAML”), a fund management company 75% owned by Alliance Capital.  The order states that Mr. Arora relied on unpublished price sensitive information in making certain investment decisions on behalf of certain clients of ACAML and Alliance Capital, that there were failures to make required disclosures regarding the size of certain equity holdings and that Mr. Arora tried to influence the sale of Alliance Capital’s stake in ACAML. On March 31, 2004, SEBI issued a final order against Mr. Arora barring him from dealing directly or indirectly in the Indian equity securities markets for a period of five years commencing from August 9, 2003.  On October 15, 2004, the Securities Appellate Tribunal (“SAT”) allowed Mr. Arora’s appeal and set aside SEBI’s order, which effectively dismissed all of the charges against Mr. Arora.  SEBI has appealed the SAT’s decision to the Supreme Court of India. On October 18, 2004, ACAML agreed to transfer the management rights with respect to its local Indian mutual funds to Birla Sun Life, an Indian asset management company.

At the present time, Alliance Capital does not believe the outcome of this matter will have a material impact on Alliance Capital’s results of operations or financial condition.

On September 8, 2003, SEBI issued to Alliance Capital a show cause notice and finding of investigation (the “Notice”).  The Notice requires Alliance Capital to explain its failure to make disclosure filings as to the acquisition of shares of five Indian equity securities held at various times by Alliance Capital (through sub-accounts under foreign institutional investor licenses), ACAML and Alliance Capital’s local Indian mutual fund as required under the SEBI (Insider Trading) Regulations, 1992 and the SEBI (Substantial Acquisition of Shares and Takeovers) Regulations, 1997 inter alia when the holdings of the said entities in the relevant equity securities crossed 5%, which could make Alliance Capital liable to pay penalties prescribed under Section 15A of the SEBI Act, 1992, which requires that disclosure be made when the holdings of an investor (or a group of investors acting in concert) in an Indian security either exceeds five percent (5%) of the outstanding shares or changes by more than two percent (2%).  On May 12, 2004, SEBI issued an Order of Adjudicating Officer in respect of Alliance Capital, ACAML and its local Indian mutual fund whereby it levied a fine, jointly and severally, against Alliance Capital and ACAML in an amount of approximately $630,000 for not filing the required notices in a timely manner.  On June 29, 2004, Alliance Capital and ACAML filed an appeal with respect to such order with SAT, which is pending.

Alliance Capital recorded a charge to income of approximately $630,000 in general and administrative expenses on the condensed consolidated statement of income during the second quarter of 2004.

On August 18, 2004, SEBI entered an order of adjudication against ACAML, its local Indian mutual fund and Alliance Capital for violations of Section 15G and 15HA of the SEBI Act.  The order states that a portfolio manager of ACAML relied upon unpublished price sensitive information in making certain investment decisions on behalf of certain clients of ACAML and Alliance Capital and that during various time periods he engaged in manipulative trading activity with respect to certain other securities. SEBI imposed a penalty of R.S. 150,000,000 (approximately $3,200,000) jointly and severally against Alliance Capital and ACAML. Alliance Capital and ACAML filed an appeal with respect to the order with SAT on or about October 6, 2004 and a hearing before SAT has been scheduled for November 29, 2004.

The allegations against Alliance Capital and ACAML contained in these orders of adjudication were largely based on the alleged actions of Mr. Arora, for which Alliance Capital and ACAML were allegedly responsible.  These alleged actions were the subject of SEBI’s order against Mr. Arora, which has now been set aside.  Alliance Capital believes that if the setting aside of SEBI’s order against Mr. Arora is not overturned on appeal, it should substantially strengthen Alliance Capital’s legal position in its appeal of the SEBI orders against Alliance Capital and ACAML.

At the present time, Alliance Capital does not believe the outcome of these matters will have a material impact on Alliance Capital’s results of operations or financial condition.

On October 1, 2003, a class action complaint entitled Erb, et al. v. Alliance Capital Management L.P. (“Erb Complaint”) was filed in the Circuit Court of St. Clair County, Illinois, against Alliance Capital.  The plaintiff, purportedly a shareholder in Premier Growth Fund, alleges that Alliance Capital breached unidentified provisions of Premier Growth Fund’s prospectus and subscription and confirmation agreements that allegedly required that every security bought for Premier Growth Fund’s portfolio must be a “1-rated” stock, the highest rating that Alliance Capital’s research analysts could assign.  Plaintiff alleges that Alliance Capital impermissibly purchased shares of stocks that were not 1-rated.  On November 25, 2003, Alliance Capital removed the Erb action to the United States District Court for the Southern District of Illinois on the basis that plaintiffs’ alleged breach of contract claims are preempted under the Securities Litigation Uniform Standards Act (“SLUSA”).  On February 25, 2004, the District Court granted plaintiffs’ motion and remanded the action to the Circuit Court.  On June 24, 2004, plaintiff filed an amended complaint (“Amended Erb Complaint”) in the Circuit Court of St. Clair County, Illinois.  The Amended Erb Complaint allegations are substantially similar to those contained in the previous complaint, however, the Amended Erb Complaint adds a new plaintiff and seeks to allege claims on behalf of a purported class of persons or entities holding an interest in any portfolio managed by Alliance Capital’s Large Cap Growth Team.  The Amended Erb Complaint alleges that Alliance Capital breached its contracts with these persons or entities by impermissibly purchasing shares of stocks that were not 1-rated.  Plaintiffs seek rescission of all purchases of any non-1-rated stocks Alliance Capital made for Premier Growth Fund and other Large Cap Growth Team clients’ portfolios over the past eight years, as well as an unspecified amount of damages.  On July 13, 2004, Alliance Capital removed the Erb action to the United States District Court for the Southern District of Illinois on the basis that plaintiffs’ claims are preempted under SLUSA. On August 30, 2004, the District Court remanded the action to the Circuit Court. On September 15, 2004, Alliance Capital filed a notice of appeal with respect to the District Court’s order. That motion is pending.

Alliance Capital believes that plaintiff’s allegations in the Amended Erb Complaint are without merit and intends to vigorously defend against these allegations.

Market Timing-Related Matters

Regulatory

On September 1, 2004, Alliance Capital and the Attorney General of the State of New York (“NYAG”) entered into an Assurance of Discontinuance relating to Alliance Capital’s settlement of investigations into trading practices in certain Alliance Capital-sponsored mutual funds (“NYAG Agreement”).  Alliance

Capital furnished the NYAG Agreement under a Current Report on Form 8-K filed September 2, 2004. Alliance Capital reached settlement terms with the SEC and the NYAG regarding these practices on December 18, 2003.  The agreement with the SEC was reflected in an Order of the Commission (“SEC Order”), while the agreement with the NYAG was subject to completion of final, definitive documentation, which was accomplished on September 1, 2004 with the signing of the NYAG Agreement.  Alliance Capital’s settlement terms with both the SEC and the NYAG were described in a News Release dated December 18, 2003, which Alliance Capital furnished under a Current Report on Form 8-K.

Civil Litigation

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

Since October 2, 2003, forty-three additional lawsuits making factual allegations generally similar to those in the Hindo Complaint were filed in various federal and state courts against Alliance Capital and certain other defendants, and others may be filed.  Such lawsuits have asserted a variety of theories for recovery including, but not limited to, violations of the Securities Act, the Exchange Act, the Advisers Act, the Investment Company Act, the Employee Retirement Income Security Act of 1974 (“ERISA”), certain state securities statutes and common law.  All of these lawsuits seek an unspecified amount of damages.

On February 20, 2004, the Judicial Panel on Multidistrict Litigation (“MDL Panel”) transferred all federal actions to the United States District Court for the District of Maryland (“Mutual Fund MDL”).  On March 3, 2004 and April 6, 2004, the MDL Panel issued orders conditionally transferring the state court cases against Alliance Capital and numerous others to the Mutual Fund MDL. Transfer of all of these actions subsequently became final.  Plaintiffs in three of these four actions moved to remand the actions back to state court.  On June 18, 2004, the Court issued an interim opinion deferring decision on plaintiffs’ motions to remand until a later stage in the proceedings.  Subsequently, the plaintiff in the state court individual action moved the Court for reconsideration of that interim opinion and for immediate remand of her case to state court, and that motion is pending.  Defendants are not yet required to respond to the complaints filed in the state court derivative actions.

On September 29, 2004, plaintiffs filed consolidated amended complaints with respect to four claim types: mutual fund shareholder claims; mutual fund derivative claims; derivative claims brought on behalf of Alliance Holding; and claims brought under ERISA by participants in the Profit Sharing Plan for Employees of Alliance Capital.  All four complaints include substantially identical factual allegations, which appear to be based in large part on the SEC Order. The claims in the mutual fund derivative consolidated amended complaint are generally based on the theory that all fund advisory agreements, distribution agreements and 12b-1 plans between Alliance Capital and the AllianceBernstein Funds should be invalidated, regardless of whether market timing occured in each individual fund, because each was approved by fund trustees on the basis of materially misleading information with respect to the level of market timing permitted in funds managed by Alliance Capital. The claims asserted in the other three consolidated amended compliants are similar to those that the respective plaintiffs asserted in their previous federal lawsuits.

Alliance Capital recorded charges to income totaling $330 million during the second half of 2003 in connection with establishing the $250 million restitution fund (which is discussed in detail under “Item 1. Business - Regulation” of Alliance Holding’s Form 10-K for the year ended December 31, 2003) and certain other matters discussed under “Item 3. Legal Proceedings” in that Form 10-K.  During the first nine months of 2004, Alliance Capital paid $293 million related to these matters (including $250 million to the restitution fund as described in Form 10-K) and has cumulatively paid $299 million.  Management of Alliance Capital, however, cannot determine at this time the eventual outcome, timing or impact of these matters.

Accordingly, it is possible that additional charges in the future may be required.

Revenue Sharing-Related Matters

Regulatory

Alliance Capital and approximately twelve other investment management firms were publicly mentioned in connection with the settlement by the SEC of charges that Morgan Stanley violated federal securities laws relating to its receipt of compensation for selling specific mutual funds and the disclosure of such compensation. The SEC has indicated publicly that, among other things, it is considering enforcement action in connection with mutual funds’ disclosure of such arrangements and in connection with the practice of considering mutual fund sales in the direction of brokerage commissions from fund portfolio transactions. The SEC and the National Association of Securities Dealers, Inc. (“NASD”) have issued subpoenas to Alliance Capital in connection with this matter and Alliance Capital has provided documents and other information to the SEC and the NASD, and is cooperating fully with their investigations.

Civil Litigation

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

Since June 22, 2004, nine additional lawsuits making factual allegations substantially similar to those in the Aucoin Complaint were filed against Alliance Capital and certain other defendants, and others may be filed.  All nine of the lawsuits (i) were brought as class actions filed in the United States District Court for the Southern District of New York, (ii) assert claims substantially identical to the Aucoin Complaint, and (iii) are brought on behalf of shareholders of AllianceBernstein Funds.

With respect to certain matters discussed above under “Legal Proceedings” (other than those referred to under “Market Timing-Related Matters” and those related to SEBI where a charge to income was recorded), management of Alliance Capital and Alliance Holding are unable to estimate the impact, if any, that the outcome of these matters may have on Alliance Capital’s or Alliance Holding’s results of operations or financial condition.

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

Net expense under the retirement plan for the three and nine month periods ended September 30, 2004 and 2003 was comprised of (in thousands):

	Three Months Ended		Nine Months Ended
	9/30/04	9/30/03	9/30/04	9/30/03

Service cost	$971	$1,222	$3,955	$3,666
Interest cost on projected benefit obligations	939	953	3,171	2,859
Expected return on plan assets	(723)	(441)	(2,129)	(1,323)
Amortization of prior service (credit)	(15)	(15)	(45)	(45)
Amortization of transition (asset)	(36)	(36)	(108)	(108)
Recognized actuarial loss	52	132	386	396
Net pension charge	$1,188	$1,815	$5,230	$5,445

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

9.                                     Supplemental Cash Flow Information

Cash payments for interest and income taxes were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	9/30/04	9/30/03	9/30/04	9/30/03

Interest	$19,971	$16,567	$42,085	$37,264
Income taxes	5,354	7,103	29,098	23,206

10.                               Cash Distribution

On October 28, 2004, the General Partner declared a distribution of $151,042,000 or $0.59 per Alliance Capital Unit, representing a distribution from Available Cash Flow of the Operating Partnership (as defined in the Alliance Capital Partnership Agreement) for the three months ended September 30, 2004.  The distribution is payable on November 18, 2004 to holders of record at the close of business on November 8, 2004.

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

As a result of its review, the Operating Partnership consolidated an investment in a joint venture and its funds under management.  These entities have client assets under management totaling approximately $165 million. The Operating Partnership’s maximum exposure to loss is limited to its investments in and prospective investment management fees earned from these entities.  Consolidation of these entities resulted in increases in the Operating Partnership’s assets, principally trading investments, and liabilities, principally minority interests in consolidated entities, of approximately 2.0% and 3.9% of total consolidated assets and liabilities, respectively, at September 30, 2004.

The Operating Partnership derives no direct benefit from client assets under management of these entities other than investment management fees and cannot utilize those assets in its operations.

The following tables summarize the impact on the condensed consolidated statement of financial condition at September 30, 2004 and the condensed consolidated statements of income for the three and nine month periods ending September 30, 2004 as a result of the consolidation of these entities in accordance with FIN 46-R:

Summary Consolidated Statement of Financial Condition

(in millions)

	September 30, 2004
	As	FIN	Before
	Reported	46-R	FIN 46-R
Assets:
Cash and securities segregated	$2,036	$5	$2,031
Investments	359	163	196
Other assets	6,136	–	6,136
Total assets:	$8,531	$168	$8,363
Liabilities and partners’ capital:
Payables and accrued expenses	$3,878	$4	$3,874
Minority interest in consolidated subsidiaries	172	164	8
Debt	407	–	407
Total liabilities	4,457	168	4,289
Partners’ capital	4,074	–	4,074
Total liabilities and partners’ capital	$8,531	$168	$8,363

Summary Consolidated Statement of Income

(in millions)

	Three Months Ended September 30, 2004			Nine Months Ended September 30, 2004
	As	FIN	Before	As	FIN	Before
	Reported	46-R	FIN 46-R	Reported	46-R	FIN 46-R
Revenues:
Investment advisory and services fees	$499	$1	$498	$1,521	$2	$1,519
Other revenues	220	7	213	680	16	664
	719	8	711	2,201	18	2,183
Expenses:
Employee compensation and benefits	261	1	260	798	2	796
General and administrative expenses	107	7	100	312	16	296
Other expenses	189	–	189	586	–	586
	557	8	549	1,696	18	1,678
Income before income taxes	162	–	162	505	–	505
Income taxes	9	–	9	28	–	28

Net income	$153	$–	$153	$477	$–	$477

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

12.                               Subsequent Events

On October 28, 2004, Alliance Capital and Federated Investors, Inc. (“Federated”) reached a definitive agreement under which Federated is to acquire the cash management business of Alliance Capital (“Federated Agreement”). Alliance Capital described the material terms of the Federated Agreement in a Current Report on Form 8-K filed October 29, 2004.  Under the Federated Agreement, up to $29 billion in assets from 22 third-party-distributed money market funds of Alliance Capital will be transitioned into Federated money market funds. The boards of directors at both Federated and the general partner of Alliance Capital have approved the transaction, but it is still subject to certain approvals and other customary closing considerations. This transaction, which is expected to close in phases occurring during the first through third quarters of 2005, includes upfront cash payments to Alliance Capital totaling approximately $26 million due at the transaction closing dates, annual contingent purchase price payments payable over five years and a final contingent $10 million payment. The annual contingent purchase price payments will be calculated as a percentage of revenues, less certain expenses, directly attributed to these assets and certain other assets of former Alliance Capital cash management clients maintained in Federated money market funds.  The final contingent $10 million payment is based on comparing applicable revenues during the fifth year following closing to the revenues generated by those assets prior to the closing.  At the current asset levels, these additional payments would approximate $103 million over five years.

Alliance Capital estimates that the transaction will result in a capital gain of approximately $0.03-0.06 per Alliance Holding Unit in 2005.  The estimated contingent payments received from Federated in the five years following the closing are expected to be similar to the business’s anticipated profit contribution over that period.  The overall effect on earnings is, therefore, expected to be immaterial.

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Alliance Capital earns revenues by providing diversified investment management services, which include charging fees for managing the investment assets of clients.  Revenues are largely dependent on the total value and composition of assets under management.  Accordingly, management is focused on achieving superior investment performance for clients, which over time should lead to an increase in the amount of assets under management (“AUM”) by Alliance Capital and its subsidiaries.  Increases in AUM result from appreciation in the value of these assets and from inflows of additional assets from new and existing clients. Conversely, the amount of AUM can decline due to depreciation and client redemptions.  Moreover, additional asset inflows and redemptions are driven, in part, by investment performance relative to applicable benchmarks.

EXECUTIVE OVERVIEW

Overall investment performance in the third quarter of 2004 for our services was mixed, with continued strong performance in global and international value equity and small cap growth equity services.  Accordingly, flows continue to follow the relative performance in these services as Alliance continues to focus on expanding its global presence. Fixed income experienced strong performance, while international, global and emerging style blend services also outperformed benchmarks. Performance for U.S. equity services remained mixed relative to benchmarks.

The institutional investment management channel experienced strong inflows into international and global equity services. Expansion of fixed income mandates from AXA insurance affiliates continued.  In addition, blend equity services continued to grow assets at an increasing rate while attrition within U.S. growth equity services continued.

Within the retail channel, redemptions continued to slow; however, new sales remained depressed. Regent-branded managed account services showed continued strength, driven by continued outperformance, particularly in core equity.   In addition, AllianceBernstein Wealth Strategies Series has surpassed $1 billion in AUM since its launch in September 2003.

The sale of the cash management business is consistent with Alliance Capital’s commitment to focus its resources on those services — value equity, growth equity and fixed income — that provide clients with long-term solutions to their investment objectives, and take advantage of  core competencies and leadership in innovative, in-depth research.  Alliance Capital estimates that the transaction will result in a capital gain of approximately $0.03-0.06 per Alliance Holding Unit in 2005.  The estimated contingent payments received from Federated in the five years following the closing are expected to be similar to the business’s anticipated profit contribution over that period.  The overall effect on earnings is, therefore, expected to be immaterial.

The private client channel experienced net asset inflows into value equity, growth equity and fixed income services due to increased advisor productivity. Two new private client offices opened in the third quarter of 2004, while a third new office is scheduled to open in the fourth quarter of 2004. Additionally, three new offices have been approved for 2005.  Initiatives to restructure pricing were launched in October 2004. Transaction charges for U.S. equity services will be eliminated for many clients, while asset-based fees will be increased.  This change will reduce overall costs for these clients as a group, and reduce annual revenues by approximately $10 million.

Revenues from institutional research services increased over prior year’s comparable periods due to increased market share partly offset by a decline in NYSE transaction volume and pricing, excluding program trading. The institutional research business was recognized for stellar research performance in a 2004 widely recognized research poll, in which 70% of Sanford C. Bernstein’s analysts were acknowledged for research excellence.

ASSETS UNDER MANAGEMENT BY DISTRIBUTION CHANNEL

(in billions)

	9/30/04	9/30/03	$ Change	% Change
Retail	$151.2	$145.6	$5.6	3.8%
Institutional investment management	279.1	245.4	33.7	13.7
Private client	56.7	46.8	9.9	21.2
Total	$487.0	$437.8	$49.2	11.2%

ASSETS UNDER MANAGEMENT BY INVESTMENT SERVICE

(in billions)

	9/30/04	9/30/03	$ Change	% Change
Active equity & balanced — Growth:
U.S.	$83.7	$94.8	$(11.1)	(11.7)%
Global & international	36.1	24.8	11.3	45.6
	119.8	119.6	0.2	0.2
Active equity & balanced — Value:
U.S.	110.7	92.3	18.4	19.9
Global & international	61.7	38.2	23.5	61.5
	172.4	130.5	41.9	32.1
Active fixed income:
U.S.	111.6	119.5	(7.9)	(6.6)
Global & international	56.3	42.9	13.4	31.2
	167.9	162.4	5.5	3.4
Index and enhanced index (passive):
U.S.	21.8	20.1	1.7	8.5
Global & international	5.1	5.2	(0.1)	(1.9)
	26.9	25.3	1.6	6.3
Total:
U.S.	327.8	326.7	1.1	0.3
Global & international	159.2	111.1	48.1	43.3
Total	$487.0	$437.8	$49.2	11.2%

CHANGES IN ASSETS UNDER MANAGEMENT BY DISTRIBUTION CHANNEL

AND INVESTMENT SERVICE — THREE MONTH PERIOD ENDED SEPTEMBER 30, 2004

(in billions)

	Distribution Channel				Investment Service
	Retail	Institutional Investment Mgmt	Private Client	Total	Equity Active Growth	Active Equity Value	Fixed Income	Passive	Total
Balance at July 1, 2004	$153.7	$271.8	$55.1	$480.6	$126.2	$165.2	$160.9	$28.3	$480.6

Long-term flows:
Sales/new accounts	4.7	7.0	1.9	13.6	3.6	6.6	3.2	0.2	13.6
Redemptions/terminations	(5.6)	(6.0)	(0.4)	(12.0)	(5.0)	(2.0)	(3.7)	(1.3)	(12.0)
Cash flow/unreinvested dividends	(1.1)	4.5	(0.2)	3.2	(1.5)	0.3	4.3	0.1	3.2

Net new long-term inflows (outflows)	(2.0)	5.5	1.3	4.8	(2.9)	4.9	3.8	(1.0)	4.8
Net cash management redemptions	(0.6)	-	-	(0.6)	-	-	(0.6)	-	(0.6)
Market appreciation (depreciation)	0.1	1.8	0.3	2.2	(3.5)	2.3	3.8	(0.4)	2.2
Net change	(2.5)	7.3	1.6	6.4	(6.4)	7.2	7.0	(1.4)	6.4
Balance at September 30, 2004	$151.2	$279.1	$56.7	$487.0	$119.8	$172.4	$167.9	$26.9	$487.0

CHANGES IN ASSETS UNDER MANAGEMENT BY DISTRIBUTION CHANNEL

AND INVESTMENT SERVICE — NINE MONTH PERIOD ENDED SEPTEMBER 30, 2004

(in billions)

	Distribution Channel				Investment Service
	Retail	Institutional Investment Mgmt	Private Client	Total	Active Equity Growth	Active Equity Value	Fixed Income	Passive	Total
Balance at January 1, 2004	$153.8	$269.5	$51.5	$474.8	$130.1	$151.9	$164.3	$28.5	$474.8

Long-term flows:
Sales/new accounts	17.6	19.3	6.2	43.1	12.2	19.0	11.1	0.8	43.1
Redemptions/terminations	(19.7)	(18.4)	(1.7)	(39.8)	(18.0)	(6.6)	(13.3)	(1.9)	(39.8)
Cash flow/unreinvested dividends	(1.4)	(0.5)	(0.5)	(2.4)	(5.6)	(0.4)	4.7	(1.1)	(2.4)

Net new long-term inflows (outflows)	(3.5)	0.4	4.0	0.9	(11.4)	12.0	2.5	(2.2)	0.9
Net cash management redemptions	(1.8)	-	-	(1.8)	-	-	(1.8)	-	(1.8)
Market appreciation	2.7	9.2	1.2	13.1	1.1	8.5	2.9	0.6	13.1
Net change	(2.6)	9.6	5.2	12.2	(10.3)	20.5	3.6	(1.6)	12.2
Balance at September 30, 2004	$151.2	$279.1	$56.7	$487.0	$119.8	$172.4	$167.9	$26.9	$487.0

CHANGES IN ASSETS UNDER MANAGEMENT BY DISTRIBUTION CHANNEL

AND INVESTMENT SERVICE — TWELVE MONTH PERIOD ENDED SEPTEMBER 30, 2004

(in billions)

	Distribution Channel				Investment Service
	Retail	Institutional Investment Mgmt	Private Client	Total	Active Equity Growth	Active Equity Value	Fixed Income	Passive	Total
Balance at October 1, 2003	$145.6	$245.4	$46.8	$437.8	$119.6	$130.5	$162.4	$25.3	$437.8

Long-term flows:
Sales/new accounts	23.4	31.3	8.2	62.9	18.6	28.7	14.5	1.1	62.9
Redemptions/terminations	(26.7)	(26.3)	(2.3)	(55.3)	(27.0)	(9.3)	(17.0)	(2.0)	(55.3)
Cash flow/unreinvested dividends	(1.4)	(2.0)	(0.9)	(4.3)	(7.4)	(0.7)	4.9	(1.1)	(4.3)

Net new long-term inflows (outflows)	(4.7)	3.0	5.0	3.3	(15.8)	18.7	2.4	(2.0)	3.3
Net cash management redemptions	(2.8)	-	-	(2.8)	-	-	(2.8)	-	(2.8)
Transfers	-	-	-	-	2.9	(2.9)	-	-	-
Market appreciation	13.1	30.7	4.9	48.7	13.1	26.1	5.9	3.6	48.7
Net change	5.6	33.7	9.9	49.2	0.2	41.9	5.5	1.6	49.2
Balance at September 30, 2004	$151.2	$279.1	$56.7	$487.0	$119.8	$172.4	$167.9	$26.9	$487.0

AVERAGE ASSETS UNDER MANAGEMENT BY DISTRIBUTION CHANNEL

(in billions)

	Three Months Ended			Nine Months Ended
	9/30/04	9/30/03	% Change	9/30/04	9/30/03	% Change
Retail	$151.0	$146.2	3.3%	$153.9	$140.7	9.4%
Institutional investment management	273.5	239.4	14.2	271.5	225.4	20.5
Private client	55.4	45.7	21.2	54.1	42.8	26.4
Total	$479.9	$431.3	11.3%	$479.5	$408.9	17.3%

CONSOLIDATED RESULTS OF OPERATIONS

(in millions, except per Unit amounts)

	Three Months Ended			Nine Months Ended
	9/30/04	9/30/03	% Change	9/30/04	9/30/03	% Change
Revenues	$719.2	$699.4	2.8%	$2,201.0	$1,963.7	12.1%
Expenses	557.6	674.3	(17.3)	1,696.2	1,667.2	1.7
Income before income taxes	161.6	25.1	n/m	504.8	296.5	70.3
Income taxes	8.9	5.9	50.8	27.9	20.2	38.1
Net income	$152.7	$19.2	n/m	$476.9	$276.3	72.6

Diluted net income per Unit	$0.59	$0.07	n/m	$1.86	$1.08	72.2

Distributions per Unit	$0.59	$0.64	(7.8)%	$1.50	$1.65	(9.1)%

Pre-tax margin (1)	22.5%	3.6%		22.9%	15.1%

(1)  Income before income taxes as a percentage of revenues.

Net income for the three months ended September 30, 2004 increased $133.5 million to $152.7 million from net income of $19.2 million for the three months ended September 30, 2003.  Diluted net income per Unit for the three months ended September 30, 2004 increased $0.52 to $0.59 from diluted net income per Unit of $0.07 for the three months ended September 30, 2003. Net income for the nine months ended September 30, 2004 increased $200.6 million or approximately 72.6% to $476.9 million from net income of $276.3 million for the nine months ended September 30, 2003.  Diluted net income per Unit for the nine months ended September 30, 2004 increased $0.78 or approximately 72.2% to $1.86 from diluted net income per Unit of $1.08 for the nine months ended September 30, 2003. The increase in net income for both periods was principally due to the third quarter 2003 charge for market timing matters and increases in revenues, primarily investment advisory fees and institutional research services revenues, partly offset by an increase in expenses, primarily employee compensation and benefits and general and administrative expenses.

The Operating Partnership adopted Financial Accounting Standards Board Interpretation No. 46 (revised December 2003) (“FIN 46-R”), “Consolidation of Variable Interest Entities”, on March 31, 2004.  The adoption of FIN 46-R had no impact on net income or partners’ capital for the three and nine months ended September 30, 2004.  See “Note 11.  Accounting Pronouncements” of the Notes to Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Form 10-Q for a discussion of the impact of FIN 46-R on the results of operations and financial condition of the Operating Partnership.

REVENUES

(in millions)

	Three Months Ended			Nine Months Ended
	9/30/04	9/30/03	% Change	9/30/04	9/30/03	% Change
Investment advisory and services fees:
Retail	$175.5	$192.0	(8.6)%	$543.0	$548.5	(1.0)%
Institutional investment management	184.0	167.8	9.7	561.5	466.7	20.3
Private client	139.1	119.8	16.1	416.3	320.3	30.0
Subtotal	498.6	479.6	4.0	1,520.8	1,335.5	13.9
Distribution revenues	108.7	112.6	(3.5)	336.9	321.3	4.9
Institutional research services	74.2	72.4	2.5	224.6	198.9	12.9
Shareholder servicing fees	20.9	24.0	(12.9)	68.0	73.5	(7.5)
Other revenues, net	16.8	10.8	55.6	50.7	34.5	47.0
Total	$719.2	$699.4	2.8%	$2,201.0	$1,963.7	12.1%

INVESTMENT ADVISORY AND SERVICES FEES

Investment advisory and services fees, the largest component of the Operating Partnership’s revenues, are generally calculated as a percentage, referred to as “basis points” or “base fees”, of the value of assets under management and vary with the type of account managed.  Accordingly, fee income generally increases or decreases as average assets under management increase or decrease and is affected by changes in the amount of assets under management, including market appreciation or depreciation, the addition of new client accounts or client contributions of additional assets to existing accounts, withdrawals of assets from and termination of client accounts, purchases and redemptions of mutual fund shares and shifts of assets between accounts or products with different fee structures.  Investment advisory and services fees include brokerage transaction charges of Sanford C. Bernstein & Co. (“SCB LLC”) for substantially all private client transactions and certain institutional investment management client transactions.  The Operating Partnership’s investment advisory and services fees for the three months ended September 30, 2004 increased approximately 4.0% from the three months ended September 30, 2003, primarily due to an increase of approximately 11.3% in average assets under management, partially offset by a decrease in brokerage transaction charges. For the nine months ended September 30, 2004, investment advisory and services fees increased approximately 13.9% from the nine months ended September 30, 2003, primarily due to an increase of approximately 17.3% in average assets under management.

Retail investment advisory and services fees for the three months ended September 30, 2004 decreased by $16.5 million or approximately 8.6% from the three months ended September 30, 2003 due to approximately $17 million in revenue reductions from Alliance Capital-sponsored U.S. long-term open-end retail mutual funds in connection with the settlement of market timing-related matters, partly offset by an approximate 3.3% increase in average assets under management. Retail investment advisory and services fees for the nine months ended September 30, 2004 decreased by $5.5 million or approximately 1.0% from the nine months ended September 30, 2003, due to approximately $53 million in revenue reductions as a result of the advisory fee rate reductions discussed above partially offset by an approximate 9.4% increase in average assets under management.

Institutional investment management investment advisory and services fees for the three months ended September 30, 2004 increased by $16.2 million or approximately 9.7% from the three months ended September 30, 2003 primarily as a result of an approximate 14.2% increase in average assets under management, partially offset by a decrease in brokerage transaction charges.  For the nine months ended September 30, 2004, institutional investment management investment advisory and services fees increased by $94.8 million or approximately 20.3% from the nine months ended September 30, 2003, due primarily to an approximate 20.5% increase in average assets under management and a $7.1 million  performance-based management fee.

Private client investment advisory and services fees for the three months ended September 30, 2004 increased by $19.3 million or approximately 16.1% from the three months ended September 30, 2003 as a result of an approximate 21.2% increase in assets under management, partially offset by a decrease in brokerage transaction charges. For the nine months ended September 30, 2004, private client investment advisory and services fees increased by $96.0 million or approximately 30.0% from the nine months ended September 30, 2003, as a result of an approximate 26.4% increase in assets under management and an increase in brokerage transaction charges due to higher transaction volume.

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

DISTRIBUTION REVENUES

The Operating Partnership’s subsidiary, AllianceBernstein Investment Research and Management, Inc. (“ABIRM”), acts as distributor of the Alliance Mutual Funds and receives distribution fees from those funds covering a portion of the distribution expenses it incurs.  Distribution revenues for the three months ended September 30, 2004 decreased $3.9 million or approximately 3.5%  as compared to the three months ended September 30, 2003, principally due to lower average daily Back-End Load Shares mutual fund assets under management.  Distribution revenues for the nine months ended September 30, 2004 increased $15.6 million or approximately 4.9% as compared to the nine months ended September 30, 2003, principally due to higher average mutual fund assets under management.

INSTITUTIONAL RESEARCH SERVICES

Institutional research services revenue consists principally of brokerage transaction charges, which include charges for in-depth research and other services provided to institutional investors. Brokerage transaction charges earned and related expenses are recorded on a trade date basis.  Revenues from institutional research services for the three and nine months ended September 30, 2004 were $74.2 million and $224.6 million, an increase of $1.8 million and $25.7 million, or approximately 2.5% and 12.9%, respectively, from the three and nine months ended September 30, 2003, due to higher market share and higher revenues from growth in European operations, partly offset by a decrease in NYSE trading volume and pricing.

SHAREHOLDER SERVICING FEES

The Operating Partnership’s wholly-owned subsidiaries, Alliance Global Investor Services, Inc. and ACM Global Investor Services S.A., provide transfer agency services to the Alliance Mutual Funds.  Shareholder servicing fees for the three and nine months ended September 30, 2004 decreased approximately 12.9% and 7.5%, respectively, from the three and nine months ended September 30, 2003.  The number of shareholder accounts serviced declined to approximately 6.8 million as of September 30, 2004 from approximately 7.2 million as of September 30, 2003, due to shareholder account terminations.

OTHER REVENUES, NET

Other revenues, net consist principally of fees earned for administration and record keeping services provided to the Alliance Mutual Funds and the General Accounts of AXA Equitable, a wholly-owned subsidiary of AXA Financial, and its insurance subsidiary.  Changes in market value of investments, investment income and net interest income earned on securities loaned to and borrowed from brokers and dealers are also included.  Other revenues, net for the three and nine months ended September 30, 2004 increased approximately 55.6% and 47.0%, respectively, from the three and nine months ended September 30, 2003, principally due to interest income and net investment gains recorded in connection with the consolidation of a joint venture and its funds under management as a result of the application of FIN 46-R, as discussed in “Note 11. New Accounting Pronouncements” of the Notes to Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Form 10-Q.

EXPENSES

	Three Months Ended			Nine Months Ended
(in millions)	9/30/04	9/30/03	% Change	9/30/04	9/30/03	% Change
Employee compensation and benefits	$261.1	$200.1	30.5%	$797.8	$644.8	23.7%
Promotion and servicing	177.8	188.2	(5.5)	551.6	552.9	(0.2)
General and administrative	107.2	84.5	26.9	312.2	245.1	27.4
Interest	6.3	6.3	—	19.1	18.9	1.1
Amortization of intangible assets	5.2	5.2	—	15.5	15.5	—
Charge for mutual fund matters and legal proceedings	—	190.0	n/m	—	190.0	n/m
Total	$557.6	$674.3	(17.3)%	$1,696.2	$1,667.2	1.7%

EMPLOYEE COMPENSATION AND BENEFITS

The Operating Partnership had 4,094 full-time employees at September 30, 2004 compared to 4,075 at September 30, 2003. Employee compensation and benefits, which represent approximately 46.8% and 47.0% of total expenses for the three and nine month periods ended September 30, 2004, respectively, include salaries, commissions, fringe benefits and cash and deferred incentive compensation based generally on profitability.

Employee compensation and benefits for the three and nine months ended September 30, 2004 increased $61.0 million and $153.0 million, or approximately 30.5% and 23.7%, respectively, from the three and nine months ended September 30, 2003, primarily as a result of higher incentive compensation reflecting the impact of the charge for mutual fund matters and legal proceedings in the third quarter of 2003 and higher commissions, primarily in private client.

PROMOTION AND SERVICING

Under the Operating Partnership’s mutual fund distribution system (the “System”), promotion and servicing expenses, which represent approximately 31.9% and 32.5% of total expenses for the three and nine month periods ended September 30, 2004, respectively, include distribution plan payments to financial intermediaries for distribution of sponsored mutual funds and cash management services products and amortization of deferred sales commissions paid to financial intermediaries for the sale of Back-End Load Shares through the System.  See “Capital Resources and Liquidity” and “Note 6. Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Form 10-Q. Also included in this expense category are travel and entertainment, advertising, promotional materials, investment meetings and seminars for financial intermediaries that distribute the Operating Partnership’s investment products.

Promotion and servicing expenses decreased $10.4 million for the three months ended September 30, 2004, or approximately 5.5% primarily as a result of lower amortization of deferred sales commissions reflecting declines in net amortizable assets due to lower U.S. mutual fund sales. Promotion and servicing expenses decreased $1.3 million for the nine months ended September 30, 2004, or approximately 0.2% from the corresponding period in the prior year, primarily due to lower amortization of deferred sales commissions, partly offset by higher distribution plan payments and travel and entertainment costs.

GENERAL AND ADMINISTRATIVE

General and administrative expenses, which represent approximately 19.2% and 18.4% of total expenses for the three and nine month periods ended September 30, 2004, respectively, are costs related to operations, including technology, professional fees, occupancy, communications and similar expenses.  General and administrative expenses for the three months ended September 30, 2004 increased $22.7 million, or approximately 26.9% from the three months ended September 30, 2003 and increased $67.1 million or approximately 27.4% from the nine months ended September 30, 2003. Significant changes include (in millions):

	Period Ended September 30, 2004
	Three Months	Nine Months
Occupancy costs, primarily for new office space	$3.6	$8.0
Sarbanes-Oxley 404 costs	1.4	3.8
Write-off of capitalized software costs	(1.3)	10.9
Closing of mutual fund operations facility (write-off of assets and charge for lease termination costs)	3.3	3.3
Exchange memberships impairment loss	3.5	3.5
Minority interests from consolidation of VIEs (FIN46-R)	6.5	15.1
Other	5.7	22.5
	$22.7	$67.1

INTEREST

Interest expense is incurred on the Operating Partnership’s borrowings.  Interest expense for the three months ended September 30, 2004 remained unchanged and increased $0.2 million for the nine months ended September 30, 2004, or approximately 1.1% from the nine months ended September 30, 2003.

AMORTIZATION OF INTANGIBLE ASSETS

The Operating Partnership’s unaudited condensed consolidated statement of financial condition as of September 30, 2004 includes intangible assets of $331.2 million, which represents the costs assigned to investment management contracts of businesses acquired.  Intangible assets are amortized on a straight-line basis over estimated useful lives of twenty years and tested for impairment quarterly.  As of September 30, 2004, management believed that intangible assets were not impaired.

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

Income tax expense of $8.9 million and $27.9 million for the three and nine months ended September 30, 2004 increased $3.0 million and $7.7 million, or approximately 50.8% and 38.1%, respectively, from the three and nine months ended September 30, 2003, as a result of higher pre-tax income, partly offset by a lower effective tax rate, resulting from the mix of pre-tax income between the Operating Partnership and corporate subsidiaries which pay tax at a higher rate.

CAPITAL RESOURCES AND LIQUIDITY

Partners’ capital of the Operating Partnership was $4,074.4 million at September 30, 2004, an increase of $13.4 million, or approximately 0.3%, from $4,061.0 million at June 30, 2004, and an increase of $295.9 million or 7.8% from $3,778.5 million at December 31, 2003.  These increases are primarily due to net income for the three and nine months ended September 30, 2004, and the amortization of deferred compensation expense, partly offset by cash distributions to the General Partner and Alliance Capital Unitholders.

The Operating Partnership’s cash and cash equivalents increased $352.2 million during the nine months ended September 30, 2004.  Cash inflows for the first nine months of 2004 included $613.5 million provided from operations and $37.6 million representing proceeds from options for Alliance Holding Units exercised. Cash outflows included cash distributions to the General Partner and Alliance Capital Unitholders of $231.9 million, purchases of Alliance Holding Units by subsidiaries of the Operating Partnership to fund deferred compensation plans of $37.9 million and capital expenditures of $33.8 million.

As a result of charges for market timing-related matters and legal proceedings recorded in the second half of 2003, there were no cash distributions paid to the General Partner or Alliance Capital Unitholders during the first quarter of 2004.  The Operating Partnership has cumulatively paid $299 million related to these matters, including $293 million paid during the first nine months of 2004.

The Operating Partnership’s mutual fund distribution system (the “System”) includes a multi-class share structure.  The System permits the Operating Partnership’s open-end mutual funds to offer investors various options for the purchase of mutual fund shares, including the purchase of Front-End Load Shares and Back-End Load Shares.  The Front-End Load Shares are subject to a conventional front-end sales charge paid by investors to ABIRM at the time of sale.  ABIRM in turn pays sales commissions to the financial intermediaries distributing the funds from the front-end sales charge it receives from investors.  For Back-End Load Shares, investors do not pay a front-end sales charge although, if there are redemptions before the expiration of the minimum holding period (which ranges from one year to four years), investors pay a contingent deferred sales charge (“CDSC”) to ABIRM.  While ABIRM is obligated to pay sales commissions to the financial intermediaries at the time of the purchase of Back-End Load Shares, it recovers these commissions from receipt of the aforementioned CDSC from investors and from ongoing distribution services fees from the mutual funds, which are higher for Back-End Load Shares than for Front-End Load Shares.  Deferred sales commissions are expected to be recovered over periods not exceeding five and one-half years.  Payments of sales commissions made to financial intermediaries in connection with the sale of Back-End Load Shares through the System during the nine months ended September 30, 2004 and 2003, net of CDSC received of $26.1 million and $26.6 million, respectively, totaled $31.9 million and $80.1 million, respectively, reflecting a decline in U.S. mutual fund sales.

In September 2002, the Operating Partnership entered into an $800 million five-year revolving credit facility with a group of commercial banks and other lenders, which replaced three previously existing credit facilities aggregating $875 million. Of the $800 million total, $425 million is intended to provide back-up liquidity for the Operating Partnership’s commercial paper program, with the balance available for general purposes of the Operating Partnership, including capital expenditures and the funding of the payment of deferred sales commissions to the financial intermediaries under the System.  Under this revolving credit facility, the interest rate, at the option of the Operating Partnership, is a floating rate generally based upon a defined prime rate, a rate related to the London Interbank Offered Rate (LIBOR) or the Federal Funds rate.  The credit facility also provides for a facility fee payable on the total facility. In addition, a utilization rate fee is payable in the event the average aggregate daily outstanding balance exceeds $400 million for each calendar quarter.  The revolving credit facility contains covenants, which, among other things, require the Operating Partnership to meet certain financial ratios. The Operating Partnership was in compliance with the covenants at September 30, 2004.

At September 30, 2004, the Operating Partnership maintained a $100 million Extendible Commercial Notes (“ECN”) program as a supplement to its $425 million commercial paper program.  ECNs are short-term uncommitted debt instruments that do not require back-up liquidity support.

In August 2001, the Operating Partnership issued $400 million 5.625% Notes (“Senior Notes”) pursuant to a shelf registration statement under which the Operating Partnership may issue up to $600 million in senior debt securities. The Senior Notes mature in 2006 and are redeemable at any time.  The proceeds from the Senior Notes were used to reduce commercial paper and credit facility borrowings and for other general partnership purposes.

In February 2002, the Operating Partnership signed a $125 million agreement with a commercial bank, under which it guaranteed certain obligations of Sanford C. Bernstein Limited (“SCBL”), a wholly-owned subsidiary of the Operating Partnership, incurred in the ordinary course of its business, in the event SCBL is unable to meet those obligations.  If SCBL is unable to satisfy any guaranteed obligation in full when due, the Operating Partnership will pay such obligation within three days of being notified of SCBL’s failure to pay.  This agreement is continuous and remains in effect until payment in full of any such obligation has been made by SCBL.  At September 30, 2004, the Operating Partnership was not required to perform under the agreement and had no liability outstanding in connection with the agreement.

The Operating Partnership’s total available debt, amounts outstanding and weighted average interest rates at September 30, 2004 and 2003 were as follows:

	September 30,
	2004				2003
(in millions)	Total Available		Amount Outstanding	Interest Rate	Total Available		Amount Outstanding	Interest Rate
Senior Notes	$600.0		$399.1	5.6%	$600.0		$398.7	5.6%
Commercial paper	425.0		—	—	425.0		—	—
Revolving credit facility	375.0	(1)	—	—	375.0	(1)	—	—
Extendible Commercial Notes	100.0		—	—	100.0		—	—
Other	n/a		7.8	3.5	n/a		6.5	3.4
Total	$1,500.0		$406.9	5.6%	$1,500.0		$405.2	5.6%

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

CASH DISTRIBUTIONS

The Operating Partnership is required to distribute all of its Available Cash Flow (as defined in the Alliance Capital Partnership Agreement) to the General Partner and Alliance Capital Unitholders.  The Available Cash Flow of the Operating Partnership for the three and nine months ended September 30, 2004 and 2003, was as follows:

	Three Months Ended		Nine Months Ended
(in thousands, except per Unit amounts)	9/30/04	9/30/03	9/30/04	9/30/03
Available Cash Flow	$151,042	$162,208	$382,941	$418,107
Distribution Per Unit	$0.59	$0.64	$1.50	$1.65

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

Deferred Sales Commission

See “Note 6. Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Form 10-Q.

Goodwill

Significant assumptions are required in performing goodwill and intangible asset impairment tests.  For goodwill, such tests include determining whether the estimated fair value of the Operating Partnership, the reporting unit, exceeds its book value.  There are several methods of estimating the Operating Partnership’s fair values, which include valuation techniques such as market quotations and expected discounted cash flows.  In developing estimated fair value using a discounted cash flow valuation technique, business growth rate assumptions are applied over the estimated life of the goodwill asset and the resulting expected cash flows are discounted to arrive at a present value amount that approximates fair value.  As of September 30,

2004, management determined that goodwill was not impaired.  However, future tests may be based upon different assumptions which may or may not result in an impairment of this asset.  Should impairment occur, any loss would reduce materially the recorded amount of the Operating Partnership’s asset with a corresponding charge to the Operating Partnership’s expense.

Intangible Assets

Acquired intangibles are recognized at fair value and amortized over their estimated useful life.  Intangible assets are evaluated for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.  Future cash flow estimates are used to test the intangible assets for recoverability.  A present value technique is used to estimate the fair value of intangible assets using future cash flow estimates.  The estimates used include estimating attrition factors of customer accounts, asset growth rates, direct expenses and fee rates.  Developing these estimates requires highly uncertain assumptions as they are dependent upon historical trends that may or may not occur in the future.  As of September 30, 2004, management determined that intangible assets were not impaired. However, future tests may be based upon different assumptions which may or may not result in an impairment of this asset.  Should impairment occur, any loss would reduce materially the recorded amount of the Operating Partnership’s asset with a corresponding charge to the Operating Partnership’s expense.

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

The forward-looking statements referred to in the preceding paragraph include statements regarding the outcome of litigation and the overall effect on earnings of the sale of Alliance Capital’s cash management business to Federated. Litigation is inherently unpredictable, and excessive judgments do occur.  Though we have stated that we do not expect certain legal proceedings to have a material adverse effect on results of operations or financial condition, and though we have taken a charge in respect of “market timing-related matters”, any settlement or judgment on the merits of a legal proceeding could be significant, and could have a material adverse effect on Alliance Capital’s and Alliance Holding’s results of operations or financial condition.  The effect of the sale on earnings resulting from contingent payments in future periods will depend on the amount of net revenue earned by Federated during these periods on  assets under management maintained in Federated’s funds by Alliance Capital’s former cash management clients.  The amount of capital gain realized upon closing the transaction depends on an initial payment by Federated, some of which, in certain circumstances, would need to be returned to Federated.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the Operating Partnership’s market risk for the three and nine month periods ended September 30, 2004.

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

Part II

OTHER INFORMATION

Item 1.	Legal Proceedings

See “Note 6. Commitments and Contingencies” of the Notes to Condensed Financial Statements contained in Part I, Item 1 of this Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

2.1                                 Agreement between Federated Investors, Inc. and Alliance Capital Management L.P. dated as of October 28, 2004.

15                                    Report of Independent Registered Public Accounting Firm.

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

ALLIANCE CAPITAL MANAGEMENT L.P.

Dated: November 8, 2004	By:	Alliance Capital Management
Corporation, its General Partner

	By:	/s/ Robert H. Joseph, Jr.
Robert H. Joseph, Jr.
Senior Vice President and
Chief Financial Officer