Form 10-K
period 2004-12-31
ALLIANCE CAPITAL MANAGEMENT L P
filed 2005-03-15
CIK 1109448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission file number 000-29961

ALLIANCE CAPITAL

MANAGEMENT L.P.

(Exact name of registrant as specified in its charter)

Delaware	13-4064930
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1345 Avenue of the Americas New York, N.Y.	10105
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 969-1000

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Title of Class	Name of each exchange on which registered
units of limited partnership interest	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

There is no established trading market for the units of limited partnership interest in Alliance Capital Management L.P. and they are subject to significant restrictions on transfer.  Accordingly, it is not possible to state the aggregate market value of such units held by non-affiliates of the registrant.

253,983,834 units of limited partnership interest were outstanding as of February 1, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

This Form 10-K does not incorporate any document by reference.

i

GLOSSARY OF CERTAIN DEFINED TERMS

“ABIRM” - AllianceBernstein Investment Research and Management, Inc., a wholly-owned subsidiary of Alliance Capital.

“ACMC” - Alliance Capital Management Corporation, the general partner of Alliance Capital and Alliance Holding and a wholly-owned subsidiary of AXA Equitable, and, where appropriate, to ACMI, its predecessor.

“ACMI” - ACMC, Inc., a wholly-owned subsidiary of AXA Equitable.

“Alliance Capital” - Alliance Capital Management L.P., a Delaware limited partnership, which is the operating partnership, and its subsidiaries and, where appropriate, to its predecessors, Alliance Holding and ACMI and their respective subsidiaries.

“Alliance Capital Partnership Agreement” - the Amended and Restated Agreement of Limited Partnership of Alliance Capital.

“Alliance Capital Units” - units of limited partnership interest in Alliance Capital.

“Alliance Holding” - Alliance Capital Management Holding L.P., a Delaware limited partnership formerly known as Alliance Capital Management L.P.

“Alliance Holding Partnership Agreement” - the Amended and Restated Agreement of Limited Partnership of Alliance Holding.

“Alliance Holding Units” - units representing assignments of beneficial ownership of limited partnership interests in Alliance Holding.

“AXA” - a société anonyme organized under the laws of France, AXA is the holding company for an international group of companies and a worldwide leader in financial protection and wealth management.

“AXA Equitable” - AXA Equitable Life Insurance Company (formerly known as The Equitable Life Assurance Society of the United States), an indirect wholly-owned subsidiary of AXA Financial, and its subsidiaries other than Alliance Capital and its subsidiaries.

“AXA Financial” - AXA Financial, Inc., a wholly-owned subsidiary of AXA.

“Bernstein Transaction” – on October 2, 2000, Alliance Capital acquired the business and assets of SCB Inc., formerly known as Sanford C. Bernstein Inc. (“Bernstein”), and assumed the liabilities of the Bernstein business.

“ECMC” - ECMC, LLC, a wholly-owned subsidiary of AXA Equitable.

“Exchange Act” - the Securities Exchange Act of 1934, as amended.

“Investment Advisers Act” - the Investment Advisers Act of 1940, as amended.

“Investment Company Act” - the Investment Company Act of 1940, as amended.

“Partnerships” - Alliance Capital and Alliance Holding together.

“Reorganization” - in October 1999, Alliance Holding reorganized by transferring its business and assets to Alliance Capital, a newly-formed operating partnership, in exchange for all of the Alliance Capital Units.  Since the Reorganization, Alliance Capital has conducted the business formerly conducted by Alliance Holding and Alliance Holding’s activities have consisted of holding Alliance Capital Units and engaging in related activities.

“SCB LLC” - Sanford C. Bernstein & Co., LLC, a wholly-owned subsidiary of Alliance Capital.

“SCBL” - Sanford C. Bernstein Limited, a wholly-owned subsidiary of Alliance Capital.

“SEC” - the United States Securities and Exchange Commission.

“Securities Act” - the Securities Act of 1933, as amended.

ii

PART I

Item 1.           Business

The words “we” and “our” in this Form 10-K refer collectively to Alliance Holding, Alliance Capital, and their subsidiaries, or to their officers and employees.  Similarly, the word “company” refers to both Alliance Holding and Alliance Capital.  Where the context requires distinguishing between Alliance Holding and Alliance Capital, we identify which of them is being discussed.  Alliance Holding Unitholders own equity in a holding company whose principal source of income and cash flow is attributable to its investment in Alliance Capital.

GENERAL

Alliance Capital provides diversified investment management and related services globally to a broad range of clients, including:

•                  institutional investors, including unaffiliated corporate and public employee pension funds, endowment funds, domestic and foreign institutions and governments and affiliates such as AXA and certain of its insurance company subsidiaries (see “History and Structure” in this Item 1), by means of separately managed accounts, institutional sub-advisory relationships, structured products, group trusts, mutual funds, and other investment vehicles (“Institutional Investment Management Services”);

•                  individual investors, primarily by means of retail mutual funds sponsored by Alliance Capital, its subsidiaries and affiliated joint venture companies, sub-advisory relationships in respect of mutual funds sponsored by third parties, “separately managed account programs”, and other investment vehicles (“Retail Services”);

•                  private clients, including high-net-worth individuals, trusts and estates, charitable foundations, partnerships, private and family corporations, and other entities, by means of separately managed accounts, hedge funds, mutual funds, and other investment vehicles (“Private Client Services”); and

•                  institutional investors desiring institutional research services by means of in-depth research, portfolio strategy, trading, and brokerage-related services (“Institutional Research Services”).

We also provide distribution and/or shareholder and administrative services to our sponsored mutual funds.

We offer diverse investment services with expertise in both growth and value oriented strategies, the two predominant equity investment styles, blend strategies that combine growth and value, fixed income strategies, including both taxable and tax-exempt securities, balanced strategies that combine equity and fixed income, and passive strategies, including both index and enhanced index portfolios. Our product line includes international, global, and emerging markets services, as well as local and regional services in major markets around the world.

As of December 31, 2004, assets across our Institutional Investment Management Services, Retail Services, and Private Client Services were managed by 164 portfolio managers with an average of 14 years of experience in the industry and eight years of experience with our company. Our portfolio managers manage various types of accounts, including separately managed accounts, mutual funds, hedge funds, and other investment vehicles, within each portfolio manager’s investment discipline.

We have a broad foundation in fundamental and quantitative research, including comprehensive industry and company coverage from the differing perspectives of growth, value, and fixed income, as well as global economic and currency forecasting skills.

We earn revenues by charging fees for managing the investment assets of clients. We generally calculate fees as a percentage of the value of assets under management. Our fees vary with the type of portfolio strategy, the size of account, and the total amount of assets we manage for a particular client. Accordingly, fee income generally increases or decreases as average assets under management increase or decrease. Increases in assets under management generally result from appreciation in the value of client assets and from asset inflows from new and existing clients. Conversely, decreases in assets under management generally result from market depreciation and from client redemptions, terminations, or asset withdrawals.

We have reclassified assets under management for December 31, 2004 and prior years by investment service and distribution channel, including the fixed income components of balanced accounts previously reported in equity, to better align publicly reported assets under management with our internal reporting.  As a result, we reclassified approximately $11 billion in assets under management from equity ($6 billion from growth equity and $5 billion from value equity) to fixed income.  In addition, certain fixed income assets managed for insurance company clients previously reported at cost are now being reported at market value, resulting in approximate increases in fixed income assets under management of between $2 billion and $3 billion at each year end.

The following tables summarize our client assets under management by distribution channel and associated revenues:

Assets Under Management(1)

	December 31,
	2004	2003	2002	2001	2000
	(in millions)

Institutional Investment Management Services(2)	$311,258	$267,796	$210,653	$238,937	$235,441
Retail Services	163,552	155,878	137,385	173,449	179,467
Private Client Services	63,954	53,593	40,705	39,886	35,866
Total	$538,764	$477,267	$388,743	$452,272	$450,774

Revenues(3)

	Years Ended December 31,
	2004	2003	2002	2001	2000
	(in thousands)

Institutional Investment Management Services(2)(4)	$758,832	$644,441	$619,398	$659,667	$496,082
Retail Services(5)	1,260,397	1,274,368	1,368,220	1,606,609	1,750,520
Private Client Services(4)	628,883	493,903	429,290	398,419	150,482
Institutional Research Services	303,609	267,868	294,910	265,815	56,289
Other	75,211	52,241	30,604	62,388	68,726
Total	$3,026,932	$2,732,821	$2,742,422	$2,992,898	$2,522,099

(1)                                  Excludes certain non-discretionary client relationships and assets managed by unconsolidated affiliates.

(2)                                  Includes the general and separate accounts of the insurance company subsidiaries of AXA Financial.

(3)                                  Includes revenues of the business we acquired in the Bernstein Transaction beginning with the fourth quarter of 2000.

(4)                                  Includes performance fees, incentive allocations or carried interests we earn for managing hedge funds and certain other investment vehicles.

(5)                                  Includes fees we receive for distributing money market deposit accounts, for which we do not provide investment management services. See “Retail Services” in this Item 1 for information about the sale of our cash management services unit.

AXA and its subsidiaries, which include AXA Equitable and MONY Life Insurance Company, represented approximately 20%, 18%, and 18% of our total assets under management at December 31, 2004, 2003, and 2002, respectively.  They also represented approximately 5% of our total revenues for each of 2004, 2003, and 2002. AXA and its subsidiaries, whose assets consist primarily of fixed income investments that are managed as part of our Institutional Investment Management Services and Retail Services, constitute our largest client.

INSTITUTIONAL INVESTMENT MANAGEMENT SERVICES

AllianceBernstein Institutional Investment Management, our Institutional Investment Management Services division, provides active management of equity accounts (including growth accounts, value accounts, and blend accounts that combine growth and value assets), balanced accounts (including equity and fixed income assets), and fixed income accounts, as well as passive management of index and enhanced index accounts, for institutions such as corporate and public employee pension funds, endowment funds, domestic and foreign institutions, governments and affiliates (including AXA and certain of its insurance company subsidiaries, such as AXA Equitable) by means of separate accounts, sub-advisory relationships, structured products, group trusts, mutual funds and other investment vehicles.

As of December 31, 2004, 2003, and 2002, Institutional Investment Management Services represented approximately 58%, 56%, and 54%, respectively, of our total assets under management. The fees we earn from these services represented approximately 25%, 24%, and 23% of our revenues for 2004, 2003, and 2002, respectively.

The following tables summarize our Institutional Investment Management Services assets under management and associated revenues:

Institutional Investment Management Services Assets Under Management(1)

(by Investment Service)

	December 31,
	2004	2003	2002	2001	2000
	(in millions)

Equity—Growth:
U.S.	$39,600	$51,990	$50,239	$78,131	$78,613
Global & International	24,394	16,115	9,720	10,079	9,974
	63,994	68,105	59,959	88,210	88,587
Equity—Value:
U.S.	51,006	45,945	31,767	36,450	34,030
Global & International	68,595	42,876	18,856	16,346	15,173
	119,601	88,821	50,623	52,796	49,203
Fixed Income:
U.S.	77,314	72,752	69,348	63,234	60,543
Global & International	26,166	14,165	10,567	7,291	4,681
	103,480	86,917	79,915	70,525	65,224
Passive:
U.S.	19,297	18,403	16,595	22,457	26,518
Global & International	4,886	5,550	3,561	4,949	5,909
	24,183	23,953	20,156	27,406	32,427
Total:
U.S.	187,217	189,090	167,949	200,272	199,704
Global & International	124,041	78,706	42,704	38,665	35,737
Total	$311,258	$267,796	$210,653	$238,937	$235,441

(1)                                  Excludes certain non-discretionary client relationships and assets managed by unconsolidated affiliates.

Revenues From Institutional Investment Management Services(1)

(by Investment Service)

	Years Ended December 31,
	2004	2003	2002	2001	2000
	(in thousands)

Equity—Growth:
U.S.	$139,785	$162,746	$182,447	$231,378	$265,670
Global & International	68,240	42,061	34,326	32,382	33,680
	208,025	204,807	216,773	263,760	299,350
Equity—Value:
U.S.	181,308	169,675	181,548	165,412	41,368
Global & International	219,771	127,726	87,062	93,223	20,312
	401,079	297,401	268,610	258,635	61,680
Fixed Income:
U.S.	110,184	108,348	104,979	109,535	105,724
Global & International	25,668	20,760	14,478	10,238	11,924
	135,852	129,108	119,457	119,773	117,648
Passive:
U.S.	6,942	6,341	6,921	8,488	8,473
Global & International	6,934	6,784	7,637	9,011	8,931
	13,876	13,125	14,558	17,499	17,404
Total:
U.S.	438,219	447,110	475,895	514,813	421,235
Global & International	320,613	197,331	143,503	144,854	74,847
Total	$758,832	$644,441	$619,398	$659,667	$496,082

(1)                                  Includes revenues of the business acquired in the Bernstein Transaction beginning with the fourth quarter of 2000.

We earned approximately 20%, 18%, and 18% of our total firm-wide revenues for 2004, 2003, and 2002, respectively, from institutional equity accounts. We earned approximately 5%, 5%, and 4% of our total firm-wide revenues for 2004, 2003, and 2002, respectively, from institutional fixed income accounts.

Institutional Clients

Our institutional clients include corporate employee benefit plans, public employee retirement systems, AXA and certain of its insurance company subsidiaries, endowments, foundations, foreign governments, multi-employer pension plans, and financial and other institutions, as well as certain sub-advisory relationships.  We manage approximately 3,384 separate accounts for these clients.

As of December 31, 2004, assets under management for corporate employee benefit plans represented approximately 16.3% of our total firm-wide assets under management. Assets under management for other tax-exempt accounts, including public employee benefit funds organized by government agencies and municipalities, endowments, foundations and multi-employer employee benefit plans, represented approximately 26.6% of total firm-wide assets under management as of December 31, 2004.

As part of our Institutional Investment Management Services, we manage assets for AXA and its subsidiaries, our largest client.  They accounted for approximately 20%, 19%, and 20% of our total institutional assets under management at December 31, 2004, 2003, and 2002, respectively, and approximately 8%, 10%, and 9% of our total institutional revenues at December 31, 2004, 2003, and 2002, respectively.

The institutional assets we manage for AXA and its subsidiaries, along with our nine other largest institutional clients as measured by the assets we manage for them, accounted for approximately 20% of our total firm-wide assets under management at December 31, 2004 and approximately 4% of our total firm-wide revenues for the year ended December 31, 2004. No single institutional client other than AXA and its subsidiaries accounted for more than approximately 1% of our total firm-wide revenues for the year ended December 31, 2004.

Since we have been in business, we have experienced periods when we gained significant numbers of new accounts or amounts of assets under management and periods when we lost significant accounts or assets under management. These shifts result from conditions of financial markets, our investment performance, changes in the investment preferences of clients that result in a shift in assets under management, changes in our reputation as an investment manager, changes in the management or control of a client, and other circumstances.

Institutional Investment Management Agreements and Fees

We manage each institutional account pursuant to a written investment management agreement between our company and our client. The agreement is usually terminable at any time or upon relatively short notice by either party. In general, our contracts may not be assigned without client consent.

We are principally compensated on the basis of management fees calculated as a percentage of assets under management.  We describe our fees in a fee schedule and attach the fee schedule to our client contracts.  The percentage we charge varies with the type of portfolio strategy, the size of the account, and the total amount of assets we manage for a particular client.

We charge performance-based fees on approximately 14% of institutional assets under management.  Performance-based fees provide for a relatively low base fee plus an additional fee based on investment performance. Performance-based fee arrangements may become more common in the investment management industry. An increase in performance-based fee arrangements with our clients could create greater fluctuations in revenues.

Institutional Marketing

Our institutional clients are serviced globally by AllianceBernstein Institutional Investment Management, which deploys two groups of professionals: first, generalist relationship managers who present the entire range of our investment products to our clients and prospects and who act as the primary point of contact with our clients; and second, specialist marketers who support the work of the relationship managers by presenting the specific investment services of our firm (growth, value, blend, fixed income, or balanced) and who work with our clients’ consultants.  This latter group is responsible for marketing our services through symposia, publications, research papers, websites, and conference calls.  Specialist marketing teams are located in New York, London, and Tokyo.  Our generalist relationship managers are based in numerous local offices around the world.

RETAIL SERVICES

We have managed mutual funds since 1971.  Our Retail Services consist of furnishing investment management and related services to individual investors by means of retail mutual funds (including variable products and cash management services) sponsored by our company, our subsidiaries and affiliated joint venture companies; sub-advisory relationships in respect of mutual funds sponsored by third parties; “separately managed account programs”; and other investment vehicles (“Retail Products”). Among our Retail Products are open-end mutual funds and closed-end mutual funds that are (i) registered as investment companies under the Investment Company Act (“AllianceBernstein Funds”), or (ii) not registered under the Investment Company Act and not publicly offered to United States persons (“ACM Funds”).  Also among these products are retail separately managed account programs, which are sponsored by various registered broker-dealers and generally provide for an all-inclusive fee covering investment management, trade execution, asset allocation, and custodial and administrative services (“Separately Managed Account Programs”).  Retail Services assets under management, which are determined by subtracting applicable liabilities from the value of assets under management (“Net Assets”), at December 31, 2004 amounted to approximately $164 billion. Retail Products are managed by the same investment professionals who manage our institutional and private client accounts. We provide distribution and/or shareholder and administrative services for Retail Products.

The following tables summarize our Retail Services assets under management and associated revenues:

Retail Services Assets Under Management(1)(2)

(by Product)

Net Assets(3) as of December 31, 2004
(in millions)
AllianceBernstein Funds—Open-End:
Equity:
Growth	$13,242
Value	14,018
Taxable fixed income	7,730
Tax-exempt fixed income	4,167
AllianceBernstein Funds—Closed-End	4,644
ACM Funds (Open- and Closed-End):
Equity:
Growth	6,184
Value	1,289
Taxable fixed income	10,514
Separately Managed Account Programs	9,794
Variable Products
EQ Advisors Trust (sub-advised)	27,662
AllianceBernstein Variable Products Series Fund, Inc.	6,368
AXA Premier VIP (sub-advised)	2,576
Cash management services	28,342
Other
Retail (sub-advised)	13,523
AXA joint venture (Australia; New Zealand)	12,565
Separately managed accounts	934

Total	$163,552

(1)                                  Excludes assets managed by unconsolidated affiliates.

(2)                                  For information about the sale of our cash management services unit, see “Retail Services – Cash Management Services” in this Item 1.

(3)                                  Assets under management, less applicable liabilities.

 Retail Services Assets Under Management(1)(2)

(by Investment Service)

	December 31,
	2004	2003	2002	2001	2000
	(in millions)

Equity—Growth:
U.S.	$33,436	$32,988	$28,718	$56,345	$74,960
Global & International	14,814	14,754	11,664	20,809	27,764
	48,250	47,742	40,382	77,154	102,724
Equity—Value:
U.S.	32,113	28,384	21,289	20,214	13,245
Global & International	8,600	3,961	1,755	1,177	42
	40,713	32,345	23,044	21,391	13,287
Fixed Income:
U.S.	45,418	48,555	54,923	56,517	49,807
Global & International	23,926	22,775	16,277	14,997	10,561
	69,344	71,330	71,200	71,514	60,368
Passive:
U.S.	4,203	3,584	2,121	2,706	3,035
Global & International	1,042	877	638	684	53
	5,245	4,461	2,759	3,390	3,088
Total:
U.S.	115,170	113,511	107,051	135,782	141,047
Global & International	48,382	42,367	30,334	37,667	38,420
Total	$163,552	$155,878	$137,385	$173,449	$179,467

(1)                                  Excludes assets managed by unconsolidated affiliates.

(2)                                  For information about the sale of our cash management services unit, see “Retail Services—Cash Management Services” in this Item 1.

Revenues From Retail Services(1)(2)

(by Investment Service)

	Years Ended December 31,
	2004(3)	2003	2002	2001	2000
	(in thousands)

Equity—Growth:
U.S.	$155,413	$173,268	$226,935	$360,241	$461,436
Global & International	102,005	104,324	121,557	170,504	228,746
	257,418	277,592	348,492	530,745	690,182
Equity—Value:
U.S.	113,986	109,074	104,989	92,750	39,104
Global & International	28,214	13,519	5,914	4,063	2,941
	142,200	122,593	110,903	96,813	42,045
Fixed Income:
U.S.	182,865	209,785	226,073	227,279	207,727
Global & International	141,211	132,952	113,851	110,015	100,778
	324,076	342,737	339,924	337,294	308,505
Passive:
U.S.	1,663	1,253	916	1,296	2,294
Global & International	1,651	1,212	286	236	227
	3,314	2,465	1,202	1,532	2,521
Total:
U.S.	453,927	493,380	558,913	681,566	710,561
Global & International	273,081	252,007	241,608	284,818	332,692
	727,008	745,387	800,521	966,384	1,043,253
Distribution Revenues(4)	445,911	434,705	466,130	543,901	621,622
Shareholder Servicing Fees(4)	87,478	94,276	101,569	96,324	85,645
Total	$1,260,397	$1,274,368	$1,368,220	$1,606,609	$1,750,520

(1)                                  Includes fees we receive in connection with Separately Managed Account Programs.

(2)                                  Includes fees we receive for distributing money market deposit accounts in connection with which we provide no investment management services. For information about the sale of our cash management services unit, see “Retail Services—Cash Management Services” in this Item 1.

(3)                                  Includes an approximate $70 million reduction in advisory fees charged to AllianceBernstein Funds in connection with the resolution of market timing matters.  For additional information, see “Regulation” in this Item 1.

(4)                                  For a description of distribution revenues and shareholder servicing fees, see “Retail Services—Distribution” in this Item 1.

Our Retail Services include sub-advising EQ Advisors Trust (“EQAT”), AXA Premier, AXA Premier VIP, and mutual funds sponsored by AXA Asia Pacific Holdings Limited and its subsidiaries (“AXA Asia Pacific”), which together with AXA and its subsidiaries constitute our largest client.  They accounted for approximately 26%, 24%, and 20% of our total retail assets under management at December 31, 2004, 2003, and 2002, respectively, and approximately 7%, 6%, and 5% of our total retail revenues at December 31, 2004, 2003, and 2002, respectively.

Variable Products

Variable products are open-end mutual funds designed to fund variable annuity contracts and variable life insurance policies offered by the separate accounts of life insurance companies.  We manage the AllianceBernstein Variable Products Series Fund, Inc. (“ABVPS”), which serves as the investment vehicle for insurance products offered by unaffiliated insurance companies, and we sub-advise EQAT and AXA Premier VIP, each of which is the investment vehicle for insurance products offered by AXA Equitable and its insurance company subsidiary.  At December 31, 2004, the net assets of the portfolios of the Variable Products totaled approximately $37 billion.

Retail Marketing

We market a broad complement of Retail Services to individual investors worldwide through ABIRM.  The over-arching goal of these services is to provide disciplined, research-based investments that play a consistent and effective role in an investor’s well-diversified portfolio.  The marketing and sales efforts of ABIRM are designed to communicate the role of each of these services in such a well-planned investment strategy.  Retail Services provide the full range of our investment capabilities, in local and global growth equities, value equities, and fixed income asset classes, as well as style-blended services, and the AllianceBernstein Wealth Strategies series of integrated investment solutions.

Retail Distribution

We distribute our Retail Products through broker-dealers, insurance sales representatives, banks, registered investment advisers, financial planners and other financial intermediaries. ABIRM, a registered broker-dealer, serves as the principal underwriter and distributor of AllianceBernstein Funds and as a placing or distribution agent for most of ACM Funds. ABIRM employs approximately 110 sales representatives who devote their time exclusively to promoting the sale of Retail Services by financial intermediaries.

Our mutual fund distribution system (the “System”) includes a multi-class share structure that permits open-end AllianceBernstein Funds and ACM Funds to offer investors various options for the purchase of mutual fund shares, including both front-end load shares and back-end load shares. For front-end load shares, ABIRM pays sales commissions to the financial intermediaries distributing the funds from the conventional front-end sales charge it receives from investors at the time of the sale. For back-end load shares, ABIRM pays sales commissions to the financial intermediary at the time of purchase and receives higher ongoing distribution services fees from the mutual funds.  In addition, investors who redeem before the expiration of the minimum holding period (which ranges from one year to four years) pay a contingent deferred sales charge (“CDSC”) to ABIRM. We expect to recover deferred sales commissions over periods not exceeding five and one-half years from receipt of CDSC and the higher ongoing distribution services fees we receive from holders of back-end load shares. Payments of sales commissions made to financial intermediaries in connection with the sale of back-end load shares under the System, net of CDSC received of $32.9 million and $37.5 million, totaled approximately $44.6 million and $94.9 million during 2004 and 2003, respectively.

The rules of the National Association of Securities Dealers, Inc. (“NASD”) effectively cap the aggregate sales charges received by ABIRM. The cap is 6.25% of cumulative gross sales (plus interest at the prime rate plus 1% per annum) in each share class of the open-end AllianceBernstein Funds.

Most open-end AllianceBernstein Funds have adopted a plan under Rule 12b-1 of the Investment Company Act that allows the fund to pay, out of assets of the fund, asset-based sales charges or distribution and service fees for the distribution and sale of its shares (“Rule 12b-1 Fees”). The open-end AllianceBernstein Funds and ACM Funds have entered into agreements with ABIRM under which ABIRM is paid a distribution services fee. ABIRM and the financial intermediaries have entered into selling and distribution agreements for the distribution of AllianceBernstein Funds and ACM Funds pursuant to which ABIRM pays sales commissions. These agreements are terminable by either party upon notice (generally not more than 60 days) and do not obligate the financial intermediary to sell any specific amount of fund shares. A small amount of mutual fund sales is made directly by ABIRM, in which case ABIRM retains the entire sales charge.

In addition to 12b-1 Fees, ABIRM, at its own expense, currently provides additional payments under Distribution Services and Educational Support agreements to firms that sell shares of our funds, a practice sometimes referred to as revenue sharing.  Although the individual components may be higher and the total amount of payments made to each qualifying firm in any given year may vary, the total amount paid to a financial intermediary will generally not exceed the sum of (i) 0.25% of the current year’s fund sales by that firm, and (ii) 0.10% of average daily net sales attributable to that firm over the course of the year.  These sums may be associated with our funds’ status on a financial intermediary’s preferred list of funds or may be otherwise associated with the financial intermediary’s marketing and other support activities, such as client education meetings and training efforts relating to our funds.

During 2004, the 10 financial intermediaries responsible for the largest volume of sales of open-end AllianceBernstein Funds and ACM Funds were responsible for 46% of such sales. AXA Advisors, LLC (“AXA Advisors”), a wholly-owned subsidiary of AXA Financial that utilizes members of AXA Equitable’s insurance sales force as its registered representatives, was responsible for approximately 4%, 3%, and 3% of total sales of shares of open-end AllianceBernstein Funds and ACM Funds in 2004, 2003, and 2002, respectively. AXA Advisors is under no obligation to sell a specific amount of fund shares and also sells shares of mutual funds sponsored by affiliates and unaffiliated organizations.

Subsidiaries of Merrill Lynch & Co., Inc. (collectively “Merrill Lynch”) were responsible for approximately 6%, 7%, and 12% of open-end AllianceBernstein Fund and ACM Fund sales in 2004, 2003, and 2002, respectively. Citigroup Inc. (and its subsidiaries,

“Citigroup”) was responsible for approximately 7% of open-end AllianceBernstein Fund and ACM Fund sales in 2004, 9% in 2003, and 3% in 2002. Neither Merrill Lynch nor Citigroup is under any obligation to sell a specific amount of AllianceBernstein Fund and ACM Fund shares and each also sells shares of mutual funds that it sponsors and which are sponsored by unaffiliated organizations.

No dealer or agent other than AXA Advisors, Merrill Lynch, and Citigroup has in any year since 2000 accounted for more than 10% of our sales of shares of open-end AllianceBernstein Funds and ACM Funds.

Many of the financial intermediaries that sell shares of AllianceBernstein Funds and ACM Funds also offer shares of funds we do not manage and frequently offer shares of funds managed by their own affiliates.

Based on industry sales data reported by the Investment Company Institute (December 2004), our market share in the U.S. mutual fund industry is 1.16% of total industry assets and we accounted for 0.52% of total open-end industry sales in the U.S. during 2004. The investment performance of the AllianceBernstein Funds is an important factor in the sale of their shares, but there are other factors contributing to sales of mutual fund shares. These factors include the level and quality of shareholder services (see “Shareholder and Administration Services” below) and the amounts and types of distribution assistance and administrative services payments made to financial intermediaries. We believe that our compensation programs with financial intermediaries are competitive with others in the industry.

Under current interpretations of laws and regulations governing depository institutions, banks and certain of their affiliates generally are permitted to act as agent for their customers in connection with the purchase of mutual fund shares and to receive as compensation a portion of the sales charges paid with respect to such purchases. During 2004, banks and their affiliates accounted for approximately 17% of the sales of shares of open-end AllianceBernstein Funds and Variable Products.

Retail Investment Management Agreements and Fees

We generally base our fees for our Retail Products on a percentage of average Net Assets. We may also charge performance-based fees. As certain of the AllianceBernstein Funds have grown, we have revised our fee schedules to provide lower incremental fees above certain asset levels. Fees paid by the AllianceBernstein Funds, EQAT, AXA Premier, and AXA Premier VIP are reflected in the investment management agreement and reviewed annually by the boards of directors or trustees, including by a majority of the independent directors or trustees. Increases in fees must be approved by the shareholders. Fees paid by ACM Funds are reflected in investment management agreements that continue until they are terminated.  Increases in fees must generally be approved by the ACM Fund shareholders and/or the relevant regulatory authority depending on the domicile and structure of the fund.  In 2004, we lowered the investment management fees we charge certain ACM Funds. In general, the investment management agreements with the AllianceBernstein Funds, ACM Funds, EQAT, AXA Premier, and AXA Premier VIP provide for termination at any time upon 60 days’ notice.

Under each investment management agreement with an AllianceBernstein Fund and ACM Fund, we provide the fund with investment management services, office space and order placement facilities and pay all compensation of directors, trustees, and officers of the AllianceBernstein Fund and ACM Fund when those persons are our affiliates. Each AllianceBernstein Fund and ACM Fund pays all of its other expenses, however, we have agreed to reimburse or waive all, or a portion of, certain expenses of certain funds. We may also agree to reduce our fee or bear certain expenses to limit total fund expenses during an AllianceBernstein Fund’s or ACM Fund’s initial period of operations. During 2004, each AllianceBernstein Fund appointed an independent compliance officer reporting to the independent directors of each AllianceBernstein Fund. The expense of this officer and his staff is borne by Alliance Capital.

We reduced certain of the advisory fees we charge to AllianceBernstein Funds in connection with our resolution of market timing matters. See “Regulation” in this Item 1.

Cash Management Services

On October 28, 2004, Alliance Capital and Federated Investors, Inc. (“Federated”) reached a definitive agreement under which Federated is to acquire our cash management services unit (“Agreement”).  Under the Agreement, up to $24 billion in assets from 22 of our third-party-distributed money market funds will be transitioned into Federated money market funds. The boards of directors at both Federated and ACMC have approved the transaction, but it is still subject to customary closing conditions. This transaction, which is expected to close in phases during the first through third quarters of 2005, includes initial cash payments to us totaling approximately $26 million due at the transaction closing dates, and additional payments consisting of annual contingent purchase price payments payable over five years and a final contingent $10 million payment. The initial closing occured on March 7, 2005. The annual contingent purchase price payments will be calculated as a percentage of revenues, less certain expenses, directly attributed to these assets and certain other assets of our former cash management clients.  Currently, we estimate these payments will total approximately $65 million over five years.  The final contingent $10 million payment is based on comparing applicable revenues during the fifth year following closing to the revenues generated by those assets prior to the closing.  The amount of capital gain realized upon closing the transaction depends on transaction costs we incur and the initial payments by Federated, some of which would, in certain circumstances, need to be returned to Federated.

The transaction does not include the assets of AllianceBernstein Exchange Reserves, an open-end AllianceBernstein Fund, which will continue to be available to investors in other Retail Products.  In addition, we will continue to meet the liquidity needs of clients in our Private Client Services, Separately Managed Account Programs and Institutional Investment Management Services.

During 2004, we provided cash management services to individual investors through a product line comprising 22 money market fund portfolios, including two money market portfolios domiciled in the Cayman Islands and in Dublin, Ireland. Net Assets in these products as of December 31, 2004 totaled approximately $28 billion, as set forth in the table below:

Money Market Funds

Net Assets(1) as of December 31, 2004
(in millions)

AllianceBernstein Capital Reserves (two portfolios)	$12,290
AllianceBernstein Government Reserves (two portfolios)	7,327
AllianceBernstein Institutional Reserves (six portfolios)	5,432
AllianceBernstein Municipal Trust (ten portfolios)	2,236
Non-U.S. Money Market Funds (two portfolios)	1,057

Total	$28,342

(1)                                  Assets under management, less applicable liabilities.

Shareholder and Administration Services

Alliance Global Investor Services, Inc. (“AGIS”), one of our wholly-owned subsidiaries, provides transfer agency and related services for each open-end AllianceBernstein Fund and provides servicing for each open-end AllianceBernstein Fund’s shareholder accounts. As of December 31, 2004, AGIS employed 258 people. AGIS operates in Secaucus, New Jersey, and San Antonio, Texas. AGIS receives a monthly fee under each of its servicing agreements with the AllianceBernstein Funds. Each servicing agreement must be approved annually by the relevant AllianceBernstein Fund’s board of directors or trustees, including a majority of the independent directors or trustees, and may be terminated by either party without penalty upon 60 days’ notice.

Most AllianceBernstein Funds utilize Alliance Capital and AGIS personnel to perform legal, clerical, and accounting services not required to be provided by Alliance Capital. Payments by an AllianceBernstein Fund for these services must be specifically approved in advance by the fund’s board of directors or trustees. Currently, Alliance Capital and AGIS are accruing revenues for providing these services to the AllianceBernstein Funds at the rate of approximately $8.8 million per year.

ACM Global Investor Services S.A. (“ACMGIS”), another of our wholly-owned subsidiaries, is the transfer agent of substantially all of the ACM Funds. As of December 31, 2004, ACMGIS employed 57 people. ACMGIS operates in Luxembourg and Singapore and receives a monthly fee for its transfer agency services under services agreements, which may be terminated by either party upon 60 days’ notice.

PRIVATE CLIENT SERVICES

We provide investment management services to private clients, consisting of high-net-worth individuals, trusts and estates, charitable foundations, partnerships, private and family corporations and other similar entities, by means of separately managed accounts, hedge funds and other investment vehicles. Private clients have been a core client group of Bernstein for over 35 years. The former private client services group of Bernstein, together with the former private client group of Alliance Capital, is now known as the Bernstein Investment Research and Management unit of Alliance Capital (“BIRM”).  BIRM targets households with financial assets of $1 million or more and has a minimum opening account size of $400,000. BIRM’s services consist of customized, tax-sensitive investment planning making available a broad range of investment options.

BIRM’s private client activities are built on a direct sales effort that involves 193 advisors. These financial advisors work with private clients and their tax, legal and other advisors to tailor long-range investment plans to meet each client’s needs. The portfolio created for each private client is intended to maximize after-tax investment returns given a client’s individual investment goals, income requirements, risk tolerance, tax considerations, and any other factors relevant for that client.

Revenues from Private Client Services, which represented approximately 21%, 18%, and 16% of our total revenues for the years ended December 31, 2004, 2003, and 2002, respectively, consist primarily of investment management fees earned from managing client assets, generally measured as a percentage of assets under management and, in the case of clients of BIRM, include transaction charges earned by SCB LLC, a registered broker-dealer, for executing trades relating to equity securities under management.  Effective January 1, 2005, we eliminated transaction charges on U.S. equity services for many clients and increased asset-based fees.   The change reduced overall costs for these clients as a group and is expected to reduce our revenues in 2005 by approximately $10 million.

As of December 31, 2004, 2003, 2002, Private Client Services represented approximately 12%, 11%, and 10%, respectively, of our total assets under management.

The following tables summarize private client assets under management and associated revenues:

Private Client Services Assets Under Management

(by Investment Service)

	December 31,
	2004	2003	2002	2001	2000
	(in millions)

Equity—Growth:
U.S.	$7,022	$5,479	$3,194	$2,817	$1,375
Global & International(1)	4,001	3,065	9	5	—
	11,023	8,544	3,203	2,822	1,375
Equity—Value:
U.S.	22,411	19,681	14,954	17,677	17,372
Global & International	9,874	6,921	6,105	5,711	6,182
	32,285	26,602	21,059	23,388	23,554
Fixed Income:
U.S.	20,465	18,312	16,328	13,650	10,932
Global & International	75	55	48	—	—
	20,540	18,367	16,376	13,650	10,932
Passive:
U.S.	106	80	67	26	5
Global & International	—	—	—	—	—
	106	80	67	26	5
Total:
U.S.	50,004	43,552	34,543	34,170	29,684
Global & International	13,950	10,041	6,162	5,716	6,182
Total	$63,954	$53,593	$40,705	$39,886	$35,866

(1)                                  The increase in 2003 is due primarily to our classification of approximately $3 billion in international blend portfolios from international value to international growth.

Revenues From Private Client Services(1)

(by Investment Service)

	Years Ended December 31,
	2004	2003	2002	2001	2000
	(in thousands)

Equity—Growth:
U.S.	$83,224	$56,249	$43,801	$23,936	$25,660
Global & International	39,345	179	37	—	—
	122,569	56,428	43,838	23,936	25,660
Equity—Value:
U.S.	298,797	258,928	240,084	247,982	89,988
Global & International	100,805	85,903	66,648	65,781	17,273
	399,602	344,831	306,732	313,763	107,261
Fixed Income:
U.S.	104,330	90,960	77,039	59,989	17,334
Global & International	248	163	112	—	—
	104,578	91,123	77,151	59,989	17,334
Passive:
U.S.	762	189	236	27	227
Global & International	—	—	—	—	—
	762	189	236	27	227
Total:
U.S.	487,113	406,326	361,160	331,934	133,209
Global & International	140,398	86,245	66,797	65,781	17,273
	627,511	492,571	427,957	397,715	150,482
Distribution Revenues	1,372	1,332	1,333	704	—
Total	$628,883	$493,903	$429,290	$398,419	$150,482

(1)                                  Includes revenues of the business acquired in the Bernstein Transaction beginning with the fourth quarter of 2000.

Private Client Investment Management Agreements and Fees

Private client accounts are managed pursuant to a written investment advisory agreement among the client, Alliance Capital and SCB LLC, which usually is terminable at any time or upon relatively short notice by any party. In general, these contracts may not be assigned without the consent of the client. In providing services to private clients, we are compensated on the basis of fees calculated based on the type of portfolio, the size of the account and a percentage of assets under management as well as the transaction charges earned by SCB LLC referred to above. As noted above, effective January 1, 2005, we eliminated transaction charges for U.S. equity services for many private clients and increased asset-based fees.  The aggregate fees we charge for managing hedge funds may be higher than the fees we charge for managing other assets in private client accounts because hedge fund fees provide for performance-based fees, incentive allocations or carried interests.

We charge performance-based fees on approximately 5% of private client assets under management.  Performance-based fees provide for a relatively low base fee plus an additional fee based on investment performance. Performance-based fee arrangements may become more common in the investment management industry. An increase in performance-based fee arrangements with our clients could create greater fluctuations in revenues.

Private Client Marketing

BIRM’s private client financial advisors are dedicated to obtaining and maintaining client relationships. These advisors do not manage money and do not recommend individual stocks or external products. Their goal is to provide investment perspective for clients in order to assist them in determining a suitable mix of U.S. and non-U.S. equity securities and fixed income investments. The financial advisors are based in New York City, Boston, Chicago, Dallas, Houston, Los Angeles, Miami, Minneapolis, Philadelphia (opened in the fourth quarter of 2004), San Francisco, Seattle, Tampa, Washington, D.C., and West Palm Beach. A new office in Atlanta is scheduled to open in mid-year 2005 and new offices in Denver and San Diego are being considered for third or fourth quarter 2005. These offices service the targeted market within these cities and the surrounding areas.

BIRM’s private client marketing group also has established an extensive nationwide referral network, including accountants, attorneys and consultants who serve many of the targeted clients. As part of this strategy, meetings for professionals are organized in many cities and BIRM’s private client marketing group regularly provides them with written materials to inform them of our investment insights and services.

INSTITUTIONAL RESEARCH SERVICES

Institutional Research Services consist of in-depth research, portfolio strategy, trading and brokerage related services provided to institutional investors such as pension managers, mutual fund managers and other institutional investors. Trade execution and brokerage-related services are provided by SCB LLC in the United States and SCBL in Europe. As of December 31, 2004, SCB LLC and SCBL (together, “SCB”) served approximately 978 clients in the U.S. and approximately 520 in Europe, Australia and the Far East. Alliance Capital (acting on behalf of those discretionary clients that have authorized it to transact business with SCB LLC and SCBL) is one of SCB’s largest client relationships. SCB earned revenues of approximately $124.1 million in 2004 from brokerage transactions executed for clients of Alliance Capital, of which approximately $7.6 million is reported as Institutional Research Services revenues and approximately $116.5 million is reported as investment advisory and services fees (see Item 7).

SCB LLC and SCBL earn revenues by providing investment research and executing brokerage transactions for research clients. Research clients provide compensation principally by directing brokerage transactions to SCB LLC and SCBL in return for their research products. These services accounted for approximately 10%, 10%, and 11% of our revenues in 2004, 2003, and 2002, respectively.

The following table summarizes Institutional Research Services revenues:

Revenues From Institutional Research Services(1)

	Years Ended December 31,
	2004	2003	2002	2001	2000
	(in thousands)

Transaction Charges:
U.S. Clients	$225,820	$192,597	$230,596	$197,653	$44,970
Non-U.S. Clients	74,373	72,800	59,663	56,836	10,344
	300,193	265,397	290,259	254,489	55,314
Other	3,416	2,471	4,651	11,326	975
Total	$303,609	$267,868	$294,910	$265,815	$56,289

(1)                                  Includes revenues of the business acquired in the Bernstein Transaction beginning with the fourth quarter of 2000.

CUSTODY AND BROKERAGE

We do not generally maintain custody of client funds and securities.  However, SCB LLC does maintain custody, primarily for our private clients. Other custodial arrangements are maintained by client-designated banks, trust companies, brokerage firms or other custodians.

We generally have the discretion to select the brokers or dealers to be utilized to execute transactions for client accounts. SCB LLC and SCBL effect transactions for client accounts only if directed by the client or otherwise permitted.

EMPLOYEES

As of December 31, 2004, we had 4,100 full-time employees, including 561 investment professionals, of whom 164 are portfolio managers, 334 are research analysts, and 63 are order placement specialists. We have employed these professionals for an average period of approximately seven years and their average investment experience is approximately 15 years. We consider our employee relations to be good.

SERVICE MARKS

We have registered a number of service marks with the U.S. Patent and Trademark Office, including an “A” design logo and the combination of such logo and the words “Alliance” and “Alliance Capital.” Each of these service marks was registered in 1986. As a result of the Bernstein Transaction, we acquired all of the rights and title in and to the Bernstein service marks, including a “Bee” design logo, the name Bernstein and a combination of such logo and the word Bernstein. These marks were registered in 1982, 1981 and 1981, respectively. The marks “AllianceBernstein” and “Bernstein Investment Research and Management” were registered in 2003.

REGULATION

Alliance Capital, Alliance Holding, and ACMC are investment advisers registered under the Investment Advisers Act. Each U.S. Fund is registered with the SEC under the Investment Company Act and the shares of most U.S. Funds are qualified for sale in all states in the United States and the District of Columbia, except for U.S. Funds offered only to residents of a particular state. AGIS is registered with the SEC as a transfer agent. SCB LLC and ABIRM are registered with the SEC as broker-dealers. SCB LLC is a member of the NYSE. SCBL is registered with the Financial Services Authority of the United Kingdom (“FSA”) and is a member of the London Stock Exchange. SCB LLC and ABIRM are subject to minimum net capital requirements imposed by the SEC, and SCBL is subject to the financial resources requirements of the FSA, as follows:

	Minimum Net Capital/Financial Resources at December 31, 2004
	(in millions)
	Required	Actual
ABIRM	$11.4	$27.3
SCB	19.3	159.5
SCBL	10.1	36.8
Total	$40.8	$223.6

Our relationships with AXA and its subsidiaries are subject to applicable provisions of the New York State Insurance Law and regulations (“NYSIL”). Certain of the investment advisory agreements and ancillary administrative service agreements are subject to approval or disapproval by the New York Superintendent of Insurance. Under the NYSIL, the terms of these agreements are to be fair and equitable, charges or fees for services performed are to be reasonable, and certain other standards must be met. Fees must be determined either with reference to fees charged to other clients for similar services or, in certain cases, which include the ancillary service agreements, based on cost reimbursement.

The assets under management and revenues we derive from the general accounts of insurance company subsidiaries of AXA Financial are directly affected by the investment policies for the general accounts. Among the numerous factors influencing general account investment policies are regulatory factors, such as (i) laws and regulations that require diversification of the investment portfolios and limit the amount of investments in certain investment categories such as below investment grade fixed maturities, equity real estate and equity interests, (ii) statutory investment valuation reserves, and (iii) risk-based capital guidelines for life insurance companies approved by the National Association of Insurance Commissioners. These policies resulted in a shift of general account assets we manage into investment services with lower management fees.

All aspects of our business are subject to various federal and state laws and regulations, rules of various securities regulators and exchanges, and laws in the foreign countries in which our subsidiaries conduct business. These laws and regulations are primarily intended to benefit clients and fund shareholders and generally grant supervisory agencies broad administrative powers, including the power to limit or restrict the carrying on of business for failure to comply with such laws and regulations. In such event, the possible sanctions that may be imposed include the suspension of individual employees, limitations on engaging in business for specific periods, the revocation of the registration as an investment adviser or broker/dealer, censures and fines.

Market Timing Investigations

On December 18, 2003, we settled with the SEC and the New York State Attorney General (“NYAG”) regarding their investigations into trading practices in certain of our sponsored mutual funds on December 18, 2003.  Our agreement with the SEC was reflected in an Order of the Commission (“SEC Order”) dated December 18, 2003 (amended and restated January 15, 2004), while our final agreement with the NYAG was entered into on September 1, 2004.

We have taken a number of important initiatives to resolve these matters. Specifically: (i) we established a $250 million restitution fund to compensate fund shareholders for the adverse effects of market timing; (ii) we reduced by 20% (on a weighted average basis) the advisory fees on U.S. long-term open-end retail mutual funds (resulting in an approximate $70 million reduction in 2004 advisory fees); (iii) we appointed a new management team and specifically charged it with responsibility for ensuring that we maintain a fiduciary culture in our Retail Services; (iv) we revised our code of ethics to better align the interests of our employees with those of our clients; (v) we formed two new committees composed of executive management to oversee and resolve code of ethics and compliance-related issues; (vi) we instituted a substantially strengthened policy designed to detect and block market timing and material short duration trading; (vii) we created an ombudsman office, where employees can voice concerns about work-related issues on a confidential basis; (viii) we initiated firm-wide compliance and ethics training programs; and (ix) beginning in 2005, and biannually thereafter, we will have an independent third party perform a comprehensive compliance review.

We retained an Independent Compliance Consultant (“ICC”) to conduct a comprehensive review of supervisory, compliance and other policies designed to detect and prevent conflicts of interest, breaches of fiduciary duty and violations of law.  The ICC has completed its review, and submitted its report to the SEC in December 2004.  We have implemented a number of the ICC’s recommendations and intend to implement all recommendations by the end of 2005.

With the approval of the independent directors of the AllianceBernstein Fund Boards and the staff of the SEC, we retained an Independent Distribution Consultant (“IDC”) to develop a plan for the distribution of the $250 million restitution fund.  To the extent it is determined that the harm to mutual fund shareholders caused by market timing exceeds $200 million, we will be required to contribute additional monies to the restitution fund. The IDC will submit the plan to the SEC and us for approval.  After the SEC and our management approve the distribution plan, it will be published and the public will be afforded an opportunity to comment.  After the comment period has ended, the SEC will issue an order approving the final plan.  The timing of the distribution will be determined by the SEC and we expect this to occur sometime in 2005.

On February 10, 2004, we received (i) a subpoena duces tecum from the Office of the Attorney General of the State of West Virginia and (ii) a request for information from the Office of the State Auditor, Securities Commission, for the State of West Virginia (together, the “Information Requests”). Both Information Requests require us to produce documents concerning, among other things, any market timing or late trading in our sponsored mutual funds.  We responded to the Information Requests and are cooperating fully with the investigation.

Alliance Capital recorded charges totaling $330 million during the second half of 2003 in connection with establishing the $250 million restitution fund and certain other matters.  Alliance Capital paid $296 million (including $250 million to the restitution fund) during 2004 and has cumulatively paid $302 million related to these matters.  However, we cannot determine at this time the eventual outcome, timing or impact of these matters. Accordingly, it is possible that additional charges in the future may be required, the timing and impact of which we cannot determine at this time.

Directed Brokerage

Alliance Capital and approximately twelve other investment management firms were mentioned publicly in connection with the settlement by the SEC of charges that Morgan Stanley violated federal securities laws relating to its receipt of compensation for selling specific mutual funds and the disclosure of such compensation. The SEC has indicated publicly that, among other things, it is considering enforcement action in connection with mutual funds’ disclosure of such arrangements and in connection with the practice of considering mutual fund sales in the direction of brokerage commissions from fund portfolio transactions. The SEC has issued subpoenas, and the NASD has issued requests for information, to us in connection with this matter and we have provided documents and other information to the SEC and the NASD and are cooperating fully with their investigations.  On March 11, 2005, discussions commenced with the NASD that management believes will conclude these investigations.  Accordingly, Alliance Capital recorded a $5 million charge against 2004 earnings.

HISTORY AND STRUCTURE

ACMI began providing investment management services in 1971.  Alliance Holding was formed in 1987 to succeed to the business of ACMI.  On April 21, 1988 the business and substantially all of the operating assets of ACMI were conveyed to Alliance Holding in exchange for a 1% general partnership interest in Alliance Holding and approximately 55% of the outstanding Alliance Holding Units. In December 1991 ACMI transferred its 1% general partnership interest in Alliance Holding to ACMC.

In October 1999, Alliance Holding completed its Reorganization. Since the date of the Reorganization, Alliance Capital has conducted the business formerly conducted by Alliance Holding and Alliance Holding’s activities have consisted of owning Alliance Capital Units and engaging in related activities. Alliance Holding Units trade publicly on the New York Stock Exchange, Inc. (“NYSE”) under the ticker symbol “AC”. Alliance Capital Units do not trade publicly and are subject to significant restrictions on transfer.  ACMC is the General Partner of both Alliance Capital and Alliance Holding.

On October 2, 2000, Alliance Capital completed the Bernstein Transaction. The purchase price consisted of a cash payment of $1.4754 billion and 40,800,000 newly issued Alliance Capital Units. AXA Financial purchased 32,619,775 newly issued Alliance Capital Units for $1.6 billion on June 21, 2000 to fund the cash portion of the purchase price. Pursuant to an agreement entered into in connection with the Bernstein Transaction, SCB Partners Inc., a wholly-owned subsidiary of SCB Inc., sold to AXA Financial or certain of its subsidiaries 8,160,000 Alliance Capital Units on each of November 25, 2002, March 5, 2004, and December 21, 2004 (24,480,000 Alliance Capital Units in the aggregate).

As of February 1, 2005, AXA, through certain of its subsidiaries (see Item 12), beneficially owned approximately 1.8% of the issued and outstanding Alliance Holding Units and approximately 60.3% of the issued and outstanding Alliance Capital Units.

As of February 1, 2005, the ownership structure of Alliance Capital, as a percentage of limited partnership interests, was as follows:

AXA, through certain of its subsidiaries	60.3%
Alliance Holding	31.8
SCB Partners Inc. (a wholly-owned subsidiary of SCB Inc.; formerly known as Sanford C. Bernstein Inc.)	6.4
Other	1.5
100.0%

ACMC, an indirect wholly-owned subsidiary of AXA Equitable, owns 100,000 general partnership units in Alliance Holding and a 1% general partnership interest in Alliance Capital.  Including the general partnership interests in Alliance Holding and Alliance Capital, and their equity interest in Alliance Holding, AXA, through certain of its subsidiaries, has an approximate 61.3% economic interest in Alliance Capital.

AXA and its subsidiaries own all of the issued and outstanding shares of the common stock of AXA Financial. AXA Financial owns all of the issued and outstanding shares of AXA Equitable. See Item 12.

AXA, a société anonyme organized under the laws of France, is the holding company for an international group of companies and a worldwide leader in financial protection and wealth management. AXA operates primarily in Western Europe, North America and the Asia/Pacific region and, to a lesser extent, in other regions including the Middle East, Africa and South America. AXA has five operating business segments: life and savings, property and casualty, international insurance (including reinsurance), asset management, and other financial services.

COMPETITION

The financial services industry is intensely competitive and new entrants are continually attracted to it. No single or small group of competitors is dominant in the industry.

We compete in all aspects of our business with numerous investment management firms, mutual fund complexes, brokerage and investment banking firms, insurance companies, banks, savings and loan associations, and other financial institutions that often provide investment products that have similar features and objectives as those we offer. Our competitors offer a wide range of financial services to the same customers that we seek to serve. Many of our competitors are larger, have a broader range of product choices and investment capabilities, conduct business in more markets, and have substantially greater resources than we do.  These factors may place us at a competitive disadvantage, and we can give no assurance that our strategies and efforts to maintain and enhance our current client relationships, and create new ones, will be successful.

To grow our business, we must be able to compete effectively for assets under management.  Key competitive factors include:

•                  the array of investment products we offer;

•                  the thoroughness of our research;

•                  our investment performance;

•                  the fees we charge;

•                  our ability to further develop and market our brand;

•                  our global presence; and

•                  our commitment to place the interests of our clients first.

Certain of AXA’s subsidiaries offer financial services, some of which compete with those we offer. The Alliance Capital Partnership Agreement specifically allows AXA Equitable and its subsidiaries (other than ACMC) to compete with us. AXA has substantially greater financial resources than we do and is not obligated to provide resources to us.

Increased competition could reduce the demand for our products and services, and that could have a material adverse effect on our financial condition, results of operations, and business prospects.

Competition is a serious risk that our business faces and should be considered along with the other risk factors we discuss below.

RISK FACTORS

Please read this section along with the general description of our business in this Item 1, the competition section just above, and Alliance Capital’s financial information contained in Items 6, 7, and 8.  The majority of the risk factors discussed below directly affect Alliance Capital.  These risk factors also affect Alliance Holding because Alliance Holding’s principal source of income and cash flow is attributable to its investment in Alliance Capital.  See also our discussion of risks associated with forward-looking statements in Item 7.

Financial market fluctuation has a direct and significant impact on our assets under management; a significant reduction in assets under management could have a material adverse effect on our financial condition, results of operations and business prospects.

Performance of financial markets (both domestic and international), global economic conditions, investment performance of our investment services, interest rates, inflation rates, and other factors that are difficult to predict affect the mix, market values and levels of assets under management. Investment advisory and services fees (which include brokerage transaction charges earned by SCB LLC for certain private client and institutional investment management client transactions), the largest component of revenues, are generally calculated as a percentage of the value of assets under management and vary with the type of account managed. Accordingly, fee income generally increases or decreases as average assets under management increase or decrease and is affected by market appreciation or depreciation, inflow of new client assets (including purchases of mutual fund shares), and outflow of client assets (including redemption of mutual fund shares). In addition, changing market conditions may cause a shift in the mix of assets under management towards fixed income products and a related decline in revenues and income because we generally earn more from assets invested in our equity services than in our fixed income services.

Declines in financial markets or higher redemption levels in our mutual funds, or both, as compared to the assumptions we have used to estimate undiscounted future cash flows, as described in Item 7, could result in the impairment of the deferred sales commission asset. Due to the volatility of the financial markets and changes in redemption rates, we are unable to predict whether or when a future impairment of the deferred sales commission asset might occur. Any impairment would result in a material charge to Alliance Capital’s earnings.

Our business is dependent on investment advisory, selling and distribution agreements that are subject to termination or non-renewal on short notice.

We derive most of our revenues pursuant to written investment advisory and investment management agreements with institutional investors, mutual funds, and private clients, or selling and distribution agreements between ABIRM and financial intermediaries. Generally, the investment advisory and investment management agreements are terminable at any time or upon relatively short notice by either party. The selling and distribution agreements between ABIRM and the financial intermediaries that distribute

AllianceBernstein Funds and ACM Funds are terminable by either party upon notice (generally not more than sixty days) and do not obligate the financial intermediary to sell any specific amount of fund shares. Any termination of or failure to renew a significant number of these agreements could have a material adverse effect on our revenues and profits.

Our inability to access clients through financial intermediaries could have a material adverse effect on our financial condition, results of operations and business prospects.

Our ability to market our mutual funds, sub-advisory services, and investment services is partly dependent on our access to a client base of corporate and public employee pension funds, endowment funds, domestic and foreign institutions and governments, insurance companies, securities firms, brokers, banks, and other intermediaries. These intermediaries generally offer their clients various investment products in addition to, and in competition with, our products. In addition, certain institutional investors rely on consultants to advise them on the choice of investment adviser, and we are not always considered among the best choices by all consultants. Also, our Private Client Services group relies on referrals from financial planners, registered investment advisers, and other professionals. We cannot be certain that we will continue to have access to or receive referrals from these third parties. If we lose such access or referrals, we could suffer a material adverse effect on our financial condition, results of operations, and business prospects.

Our inability to attract and retain key personnel could have a material adverse effect on our future success.

Our business is dependent on our ability to attract, retain, and motivate highly skilled, and often highly specialized, technical, managerial, and executive personnel, but we can give no assurance that we will be able to do so.

The market for qualified portfolio managers, investment analysts, financial advisers, order placement specialists, and other professionals is extremely competitive and is increasingly characterized by frequent movement among different firms.  Portfolio managers and financial advisers often maintain strong, personal relationships with their clients so their departure could cause us to lose client accounts, which could have a material adverse effect on our financial condition, results of operations, and business prospects.

Poor investment performance could lead to loss of clients and a decline in revenues.

Our ability to achieve investment returns for clients that meet or exceed investment returns for comparable asset classes and investment services is a key consideration in a client’s decision to keep their assets with us or invest additional assets, and a prospective client’s decision to invest.  Our inability to meet relevant investment benchmarks could result in clients withdrawing assets and in prospective clients choosing to invest with competitors.  This could also result in lower investment management fees, including minimal or no performance-based fees.

We may enter into more performance-based fee arrangements with our clients in the future, which could result in greater fluctuations in our revenues.

We sometimes charge our clients performance-based fees where we earn a relatively low base fee and an additional fee if our investment performance exceeds a specified benchmark.  If we do not exceed our investment return target for a particular period, we do not generate a performance-based fee for that period and, if the target is based on cumulative returns, our ability to earn performance-based fees in future periods may be impaired.

We currently charge performance-based fees on approximately 14% of the assets we manage for our institutional investors and approximately 5% of the assets we manage for private clients.  Performance-based fee arrangements may become more common in our industry.  An increase in performance-based fee arrangements with our clients could create greater fluctuations in our revenues.

We are dependent on various systems and technologies for our business to function properly.

We utilize software and related technologies throughout our business, including both proprietary systems and those provided by outside vendors.  Although we have in place business continuity plans, we may experience systems delays and interruptions and it is not possible to predict with certainty all of the adverse effects that could result from our failure, or the failure of a third party, to efficiently address these problems.  Accordingly, potential system failures and the cost necessary to correct those failures could have a material adverse effect on our financial condition, results of operations and business prospects.

The costs of insurance have been on the rise and are likely to continue to increase.

Our insurance expenses have increased significantly in recent years and we expect further increases going forward. In addition, certain insurance coverage may not be available or may only be available at prohibitive costs. As we renew our insurance policies, we may be subject to additional costs resulting from the assumption of higher deductibles and/or co-insurance liability. Higher insurance costs and incurred deductibles reduce our net income.

Our involvement in the market timing investigations and related matters has had and may continue to have an adverse effect on assets under management, including an increase in mutual fund shareholder redemptions, and has caused and may continue to cause damage to our reputation, both of which could result in decreased revenues.

Our reputation has suffered and could continue to suffer as a result of the issues related to the market timing of mutual fund shares. Our business is based on trust and confidence and any damage to that trust and confidence can cause assets under management to decline. Investors in our mutual funds may choose to redeem their investments in funds or products we manage. This may require our mutual funds to sell investments held by those funds to provide for sufficient liquidity and could also have an adverse effect on the investment performance of the funds. In addition, increased redemptions of mutual fund shares or reductions in assets we manage for institutional or private clients, whether caused by specific concerns relating to market timing or by more general reputational damage, would reduce the management fees we earn and have an adverse effect on results of operations. Any increase in redemptions of back-end load shares could contribute to the creation of an impairment condition of our deferred sales commission asset and the recognition of a loss. Finally, to the extent it is determined that the harm to mutual fund shareholders caused by market timing exceeds $200 million, we must contribute additional monies to the restitution fund.

Our business is subject to pervasive global regulation, with attendant costs of compliance, and serious consequences for violations.

Virtually all aspects of our business are subject to various federal and state laws and regulations, rules of various securities regulators and exchanges, and laws in the foreign countries in which our subsidiaries conduct business. We could be subject to civil liability, criminal liability, or sanction, including revocation of our and our subsidiaries’ registrations as investment advisers or broker-dealers, revocation of the licenses of our employees, censures, fines, or temporary suspension or permanent bar from conducting business, if we violate such laws or regulations. Any such liability or sanction could have a material adverse effect on our financial condition, results of operations, and business prospects. These laws and regulations generally grant supervisory agencies and bodies broad administrative powers, including, in some cases, the power to limit or restrict doing business for failure to comply with such laws and regulations. Due to the extensive laws and regulations to which we are subject, we must devote substantial time and effort to legal and regulatory compliance issues.

In addition, the regulatory environment in which we operate frequently changes and has seen significant increased regulation in recent years. We may be adversely affected as a result of new or revised legislation or regulations or by changes in the interpretation or enforcement of existing laws and regulations.

We are involved in various legal proceedings and regulatory matters and may be involved in more in the future, any one or combination of which could have a material adverse effect on our financial condition, results of operations and business prospects.

We are involved in various inquiries, administrative proceedings, and civil litigation (including the SBA matter), some of which allege substantial damages, and we may be involved in additional matters in the future.  We have described all material legal proceedings in Item 3.

Risks related to Alliance Capital’s structure

The partnership structure of Alliance Holding and Alliance Capital limits unitholders’ abilities to influence the management and operation of Alliance Capital’s business and is highly likely to delay or prevent a change in control of Alliance Holding and Alliance Capital.

ACMC, the general partner of both Alliance Holding and Alliance Capital and a wholly-owned subsidiary of AXA Equitable, generally has the exclusive right and full authority and responsibility to manage, conduct, control and operate their respective businesses, except as otherwise expressly stated in their respective Amended and Restated Agreements of Limited Partnership. Unlike holders of common stock in a corporation, Alliance Holding and Alliance Capital unitholders have very limited voting rights on matters affecting Alliance Capital’s business. The respective Amended and Restated Agreements of Limited Partnership provide that unitholders do not have any right to vote for directors of ACMC and that unitholders can only vote on certain extraordinary matters (including removal of ACMC under certain, extraordinary circumstances). Additionally, Alliance Capital’s partnership agreement, which includes significant restrictions on transfers of Alliance Capital Units and provisions that have the practical effect of preventing the removal of ACMC, are highly likely to prevent a change in control of Alliance Capital’s management.

Alliance Capital Units are illiquid.

There is no public trading market for Alliance Capital Units and Alliance Capital does not anticipate that a public trading market will ever develop for Alliance Capital Units. The Alliance Capital Partnership Agreement restricts its ability to participate in a public trading market or anything substantially equivalent to one by providing that any transfer which may cause Alliance Capital to be classified as a “publicly traded partnership” as defined in Section 7704 of the Internal Revenue Code shall be deemed void and shall not be recognized by Alliance Capital. In addition, Alliance Capital Units are subject to significant restrictions on transfer; all transfers of Alliance Capital Units are subject to the written consent of AXA Equitable and ACMC pursuant to the Alliance Capital Partnership Agreement. Generally, neither AXA Equitable nor ACMC will permit any transfer that it believes would create a risk that Alliance Capital would be treated as a corporation for tax purposes. AXA Equitable and ACMC have implemented a transfer policy that requires a seller to locate a purchaser, and imposes annual volume restrictions on transfers.

OTHER INFORMATION

Alliance Capital and Alliance Holding file or furnish annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other reports required to comply with federal securities laws. The public may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

Alliance Capital and Alliance Holding maintain an internet site (http://www.alliancecapital.com). The portion of the site at “Investor Relations/Reports and SEC Filings” links to both companies’ annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. These reports are available through the site free of charge as soon as reasonably practicable after such material is filed with or furnished to the SEC.

Item 2.           Properties

Our principal executive offices at 1345 Avenue of the Americas, New York, New York are occupied pursuant to a lease which extends until 2019. We currently occupy approximately 783,321 square feet of space at this location. We also occupy approximately 114,097 square feet of space at 135 West 50th Street, New York, New York under a lease expiring in 2016 and approximately 141,002 square feet of space at One North Lexington, White Plains, New York under a lease expiring in 2008. ABIRM and AGIS occupy approximately 134,261 square feet of space in Secaucus, New Jersey, and approximately 92,067 square feet of space in San Antonio, Texas, under leases expiring in 2016 and 2009, respectively.

We also lease space in 14 other cities in the United States and our subsidiaries and joint ventures lease space in London, England under leases expiring in 2005, 2015, and 2021, in Tokyo, Japan under leases expiring in 2006, 2007, and 2009, and in 22 other cities outside the United States.

Item 3.           Legal Proceedings

On April 8, 2002, in In re Enron Corporation Securities Litigation, a consolidated complaint (“Enron Complaint”) was filed in the district court in the Southern District of Texas, Houston Division, against numerous defendants, including Alliance Capital.  The principal allegations of the Enron Complaint, as they pertain to Alliance Capital, are that Alliance Capital violated Sections 11 and 15 of the Securities Act with respect to a registration statement filed by Enron Corp. (“Enron”) and effective with the SEC on July 18, 2001, which was used to sell $1.9 billion Enron Zero Coupon Convertible Notes due 2021.  Plaintiffs allege that the registration statement was materially misleading and that Frank Savage, who was at that time an employee of Alliance Capital and a director of ACMC, signed the registration statement at issue.  Plaintiffs further allege that Alliance Capital was a controlling person of Frank Savage.  Plaintiffs therefore assert that Alliance Capital is itself liable for the allegedly misleading registration statement.  Plaintiffs seek rescission or a rescissionary measure of damages.  On June 3, 2002, Alliance Capital moved to dismiss the Enron Complaint as the allegations therein pertain to it. On March 12, 2003, that motion was denied.  A First Amended Consolidated Complaint (“Enron Amended Consolidated Complaint”), with substantially similar allegations as to Alliance Capital, was filed on May 14, 2003.  Alliance Capital filed its answer on June 13, 2003.  On May 28, 2003, plaintiffs filed an Amended Motion for Class Certification.  On October 23, 2003, following the completion of class discovery, Alliance Capital filed its opposition to class certification.  That motion is pending.  The case is currently in discovery.

We believe that plaintiffs’ allegations in the Enron Amended Consolidated Complaint as to us are without merit and intend to vigorously defend against these allegations.  At the present time, we are unable to estimate the impact, if any, that the outcome of this matter will have on our results of operations or financial condition.

On May 7, 2002, a complaint entitled The Florida State Board of Administration v. Alliance Capital Management L.P. (“SBA Complaint”) was filed in the Circuit Court of the Second Judicial Circuit, in and for Leon County, Florida against Alliance Capital.  The SBA Complaint alleged breach of contract relating to the Investment Management Agreement between The Florida State Board of Administration (“SBA”) and Alliance Capital, breach of the covenant of good faith and fair dealing contained in the Investment Management Agreement, breach of fiduciary duty, negligence, gross negligence and violation of the Florida Securities and Investor Protection Act, in connection with purchases and sales of Enron common stock for the SBA investment account.  The SBA Complaint sought more than $300 million in compensatory damages and an unspecified amount of punitive damages.  On June 10, 2002, Alliance Capital moved to dismiss the SBA Complaint.  On September 12, 2002, the court denied Alliance Capital’s motion to dismiss the SBA Complaint in its entirety.  On November 13, 2003, the SBA filed an amended complaint (“Amended SBA Complaint”), which contains similar Enron-related claims and also alleges that Alliance Capital breached its contract with the SBA by investing in or continuing to hold stocks for the SBA’s investment portfolio that were not “1-rated,” the highest rating that Alliance Capital’s research analysts could assign. The Amended SBA Complaint also added claims for negligent supervision and common law fraud. The Amended SBA Complaint seeks rescissionary damages for all purchases of stocks that were not 1-rated, as well as damages for those that were not sold on a downgrade.  During the third quarter of 2004, the SBA asserted in discovery that its Enron-related and 1-rated stock-related damages (including statutory interest) are approximately $2.9 billion. In November 2004, each party moved for partial summary judgment.  On January 14, 2005, the court granted, in part, Alliance Capital’s motion.   The trial commenced on March 8, 2005 and is expected to continue for approximately six weeks.

We believe that the SBA’s allegations in the Amended SBA Complaint are without merit and intend to vigorously defend against these allegations.  At the present time, we are unable to estimate the impact, if any, that the outcome of this matter will have on our results of operations or financial condition.

On September 12, 2002, a complaint entitled Lawrence E. Jaffe Pension Plan, Lawrence E. Jaffe Trustee U/A 1198 v. Alliance Capital Management L.P., Alfred Harrison and Alliance Premier Growth Fund, Inc. (“Jaffe Complaint”) was filed in the United States District Court in the Southern District of New York against Alliance Capital, Alfred Harrison and the AllianceBernstein Premier Growth Fund (“Premier Growth Fund”) alleging violation of the Investment Company Act. Plaintiff seeks damages equal to Premier Growth Fund’s losses as a result of Premier Growth Fund’s investment in shares of Enron and a recovery of all fees paid to Alliance Capital beginning November 1, 2000. On March 24, 2003, the court granted Alliance Capital’s motion to transfer the Jaffe Complaint to the United States District Court for the District of New Jersey for coordination with the now dismissed Benak v. Alliance Capital Management L.P. and Alliance Premier Growth Fund action then pending. On December 5, 2003, plaintiff filed an amended complaint (“Amended Jaffe Complaint”) in the United States District Court for the District of New Jersey alleging violations of Section 36(a) of the Investment Company Act, common law negligence, and negligent misrepresentation. Specifically, the Amended Jaffe Complaint alleges that: (i) the defendants breached their fiduciary duties of loyalty, care and good faith to Premier Growth Fund by causing Premier Growth Fund to invest in securities of Enron, (ii) the defendants were negligent for investing in securities of Enron, and (iii) through prospectuses and other documents defendants misrepresented material facts related to Premier Growth Fund’s investment objective and policies. On January 23, 2004, defendants moved to dismiss the Amended Jaffe Complaint. That motion is pending.

Alliance Capital and Alfred Harrison believe that plaintiff’s allegations in the Amended Jaffe Complaint are without merit and intend to vigorously defend against these allegations. At the present time, we are unable to estimate the impact, if any, that the outcome of this matter will have on our results of operations or financial condition.

On December 13, 2002, a putative class action complaint entitled Patrick J. Goggins, et al. v. Alliance Capital Management L.P., et al. (“Goggins Complaint”) was filed in the United States District Court for the Southern District of New York against Alliance Capital, Premier Growth Fund and individual directors and certain officers of Premier Growth Fund. On August 13, 2003, the court granted Alliance Capital’s motion to transfer the Goggins Complaint to the United States District Court for the District of New Jersey. On December 5, 2003, plaintiffs filed an amended complaint (“Amended Goggins Complaint”) in the United States District Court for the District of New Jersey, which alleges that defendants violated Sections 11, 12(a)(2) and 15 of the Securities Act because the Fund’s registration statements and prospectuses contained untrue statements of material fact and omitted material facts. More specifically, the Amended Goggins Complaint alleges that the Fund’s investment in Enron was inconsistent with the Fund’s stated strategic objectives and investment strategies. Plaintiffs seek rescissionary relief or an unspecified amount of compensatory damages on behalf of a class of persons who purchased shares of Premier Growth Fund during the period October 31, 2000 through February 14, 2002. On January 23, 2004, Alliance Capital moved to dismiss the Amended Goggins Complaint. On December 10, 2004, the court granted Alliance Capital’s motion and dismissed the case. On January 5, 2005, plaintiff appealed the court’s decision.

Alliance Capital, Premier Growth Fund and the other defendants believe that plaintiffs’ allegations in the Amended Goggins Complaint are without merit and intend to vigorously defend against these allegations. At the present time, we are unable to estimate the impact, if any, that the outcome of this matter will have on our results of operations or financial condition.

On October 1, 2003, a class action complaint entitled Erb, et al. v. Alliance Capital Management L.P. (“Erb Complaint”) was filed in the Circuit Court of St. Clair County, Illinois, against Alliance Capital. The plaintiff, purportedly a shareholder in Premier Growth Fund, alleges that Alliance Capital breached unidentified provisions of Premier Growth Fund’s prospectus and subscription and confirmation agreements that allegedly required that every security bought for Premier Growth Fund’s portfolio must be a “1-rated” stock, the highest rating that Alliance Capital’s research analysts could assign. Plaintiff alleges that Alliance Capital impermissibly purchased shares of stocks that were not 1-rated. On June 24, 2004, plaintiff filed an amended complaint (“Amended Erb Complaint”) in the Circuit Court of St. Clair County, Illinois. The Amended Erb Complaint allegations are substantially similar to those contained in the previous complaint, however, the Amended Erb Complaint adds a new plaintiff and seeks to allege claims on behalf of a purported class of persons or entities holding an interest in any portfolio managed by Alliance Capital’s Large Cap Growth Team. The Amended Erb Complaint alleges that Alliance Capital breached its contracts with these persons or entities by impermissibly purchasing shares of stocks that were not 1-rated. Plaintiffs seek rescission of all purchases of any non-1-rated stocks Alliance Capital made for Premier Growth Fund and other Large Cap Growth Team clients’ portfolios over the past eight years, as well as an unspecified amount of damages. On July 13, 2004, Alliance Capital removed the Erb action to the United States District Court for the Southern District of Illinois on the basis that plaintiffs’ claims are preempted under the Securities Litigation Uniform Standards Act. On August 30, 2004, the District Court remanded the action to the Circuit Court. On September 15, 2004, Alliance Capital filed a notice of appeal with respect to the District Court’s order. On December 23, 2004, plaintiffs moved to dismiss Alliance Capital’s appeal. These motions are pending.

We believe that plaintiff’s allegations in the Amended Erb Complaint are without merit and intend to vigorously defend against these allegations. At the present time, we are unable to estimate the impact, if any, that the outcome of this matter will have on our results of operations or financial condition.

Market Timing-related Matters

On October 2, 2003, a purported class action complaint entitled Hindo, et al. v. AllianceBernstein Growth & Income Fund, et al. (“Hindo Complaint”) was filed against Alliance Capital, Alliance Holding, ACMC, AXA Financial, the AllianceBernstein Funds, the registrants and issuers of those funds, certain officers of Alliance Capital (“Alliance defendants”), and certain other defendants not affiliated with Alliance Capital, as well as unnamed Doe defendants. The Hindo Complaint was filed in the United States District Court for the Southern District of New York by alleged shareholders of two of the AllianceBernstein Funds. The Hindo Complaint alleges that certain of the Alliance defendants failed to disclose that they improperly allowed certain hedge funds and other unidentified parties to engage in “late trading” and “market timing” of AllianceBernstein Fund securities, violating Sections 11 and 15 of the Securities Act, Sections 10(b) and 20(a) of the Exchange Act and Sections 206 and 215 of the Investment Advisers Act. Plaintiffs seek an unspecified amount of compensatory damages and rescission of their contracts with Alliance Capital, including recovery of all fees paid to Alliance Capital pursuant to such contracts.

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

On September 29, 2004, plaintiffs filed consolidated amended complaints with respect to four claim types: mutual fund shareholder claims; mutual fund derivative claims; derivative claims brought on behalf of Alliance Holding; and claims brought under ERISA by participants in the Profit Sharing Plan for Employees of Alliance Capital. All four complaints include substantially identical factual allegations, which appear to be based in large part on the SEC Order. The claims in the mutual fund derivative consolidated amended complaint are generally based on the theory that all fund advisory agreements, distribution agreements and 12b-1 plans between Alliance Capital and the AllianceBernstein Funds should be invalidated, regardless of whether market timing occurred in each individual fund, because each was approved by fund trustees on the basis of materially misleading information with respect to the level of market timing permitted in funds managed by Alliance Capital. The claims asserted in the other three consolidated amended complaints are similar to those that the respective plaintiffs asserted in their previous federal lawsuits.

Alliance Capital recorded charges totaling $330 million during the second half of 2003 in connection with establishing the $250 million restitution fund and certain other matters. Alliance Capital paid $296 million (including $250 million to the restitution fund as described earlier in this Item 1) during 2004 and has cumulatively paid $302 million related to these matters. However, we cannot determine at this time the eventual outcome, timing or impact of these matters. Accordingly, it is possible that additional charges in the future may be required, the amount, timing, and impact of which we cannot determine at this time.

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

Since June 22, 2004, nine additional lawsuits making factual allegations substantially similar to those in the Aucoin Complaint were filed against Alliance Capital and certain other defendants. All nine of the lawsuits (i) were brought as class actions filed in the United States District Court for the Southern District of New York, (ii) assert claims substantially identical to the Aucoin Complaint, and (iii) are brought on behalf of shareholders of AllianceBernstein Funds.

On February 2, 2005, plaintiffs filed a consolidated amended class action complaint (“Aucoin Consolidated Amended Complaint”) that asserts claims substantially similar to the Aucoin Complaint and the nine additional lawsuits referenced above.

We believe that plaintiff’s allegations in the Aucoin Consolidated Amended Complaint are without merit and intend to vigorously defend against these allegations. At the present time, we are unable to estimate the impact, if any, that the outcome of this matter will have on our results of operations or financial condition.

Directed Brokerage

Alliance Capital and approximately twelve other investment management firms were mentioned publicly in connection with the settlement by the SEC of charges that Morgan Stanley violated federal securities laws relating to its receipt of compensation for selling specific mutual funds and the disclosure of such compensation. The SEC has indicated publicly that, among other things, it is considering enforcement action in connection with mutual funds’ disclosure of such arrangements and in connection with the practice of considering mutual fund sales in the direction of brokerage commissions from fund portfolio transactions. The SEC has issued subpoenas, and the NASD has issued requests for information, to us in connection with this matter and we have provided documents and other information to the SEC and the NASD and are cooperating fully with their investigations.  On March 11, 2005, discussions commenced with the NASD that management believes will conclude these investigations.  Accordingly, Alliance Capital recorded a $5 million charge against 2004 earnings.

Proof of Claim-related Matters

On January 12, 2005, a purported class action complaint entitled Charles Davidson and Bernard Samson, et al. v. Bruce W. Calvert, et al. (“Davidson Complaint”) was filed against Alliance Capital, ABIRM, various current and former directors of ACMC, and unnamed Doe defendants in the United States District Court for the Southern District of New York by alleged shareholders of AllianceBernstein Funds. The Davidson Complaint alleges that Alliance Capital, as investment adviser to the AllianceBernstein Funds, and the other defendants breached their fiduciary duties arising under Sections 36(a), 36(b) and 47(b) of the Investment Company Act by failing to ensure that the AllianceBernstein Funds participated in certain securities class action settlements for which the Funds were eligible. Plaintiffs seek an unspecified amount of compensatory damages and punitive damages, and forfeiture of all commissions and fees paid to the defendants.

Two additional lawsuits making factual allegations substantially similar to those in the Davidson Complaint were filed against Alliance Capital and certain defendants not affiliated with Alliance Capital, and others may be filed. One of the lawsuits was brought as a class action in the United States District Court for the District of Massachusetts on behalf of alleged shareholders of the Mass Mutual family of funds. The other lawsuit was brought as a class action in the United States District Court for the Eastern District of Pennsylvania on behalf of alleged shareholders of the Vanguard family of funds. Both additional lawsuits: (i) assert claims against Alliance Capital in connection with sub-advisory services provided by Alliance Capital to the respective fund families; (ii) assert claims substantially identical to the Davidson Complaint; and (iii) seek relief substantially identical to the Davidson Complaint.

We believe that plaintiff’s allegations in the Davidson Complaint and the similar complaints are without merit and intend to vigorously defend against these allegations. At the present time, we do not believe the outcome of these matters will have a material impact on our results of operations or financial condition.

We have not discussed previously disclosed matters related to the Securities Exchange Board of India because we do not believe they are material.

We are involved in various other inquiries, administrative proceedings and litigation, some of which allege substantial damages. While any proceeding or litigation has the element of uncertainty, we believe that the outcome of any one of the other lawsuits or claims that is pending or threatened, or all of them combined, will not have a material adverse effect on our results of operations or financial condition.

Item 4.           Submission of Matters to a Vote of Security Holders

Neither Alliance Capital nor Alliance Holding submitted a matter to a vote of security holders during the fourth quarter of 2004.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters

Market for Alliance Holding Units and Alliance Capital Units; Cash Distributions

The Alliance Holding Units are traded on the NYSE under the ticker symbol “AC”.

There is no established public trading market for Alliance Capital Units, which are subject to significant restrictions on transfer. In general, transfers of Alliance Capital Units will be allowed only with the written consent of both AXA Equitable and ACMC. Generally, neither AXA Equitable nor ACMC will permit any transfer that it believes would create a risk that Alliance Capital would be treated as a corporation for tax purposes. AXA Equitable and ACMC have implemented a transfer policy, a copy of which is available upon request from the office of the corporate secretary of ACMC.

Each of Alliance Holding and Alliance Capital distributes on a quarterly basis all of its Available Cash Flow, as defined in the Alliance Holding Partnership Agreement and Alliance Capital Partnership Agreement, to its unitholders, including ACMC. Alliance Holding’s principal source of income and cash flow is attributable to its investment in Alliance Capital.

The tables set forth below provide the distributions of Available Cash Flow made by Alliance Capital and Alliance Holding during 2004 and 2003 and the high and low sale prices of Alliance Holding Units on the NYSE during 2004 and 2003:

	Quarters Ended 2004
	December 31	September 30	June 30	March 31

Cash distributions per Alliance Capital Unit(1)	$0.90	$0.59	$0.61	$0.30

Cash distributions per Alliance Holding Unit(1)	$0.82	$0.52	$0.53	$0.14
Alliance Holding Unit prices:
High	$42.30	$36.03	$37.60	$39.00
Low	$35.50	$32.35	$31.47	$34.03

	Quarters Ended 2003
	December 31	September 30	June 30	March 31

Cash distributions per Alliance Capital Unit(1)	$0.00	$0.64	$0.58	$0.43

Cash distributions per Alliance Holding Unit(1)	$0.00	$0.57	$0.51	$0.37
Alliance Holding Unit prices:
High	$35.05	$38.85	$39.25	$34.30
Low	$29.50	$32.60	$28.10	$25.75

(1)                                  Declared and paid during the following quarter.

On February 1, 2005, the closing price of Alliance Holding Units on the NYSE was $44.95 per Unit and there were approximately 1,278 Alliance Holding Unitholders of record for approximately 71,300 beneficial owners. On February 1, 2005, there were approximately 540 Alliance Capital Unitholders of record, and we do not believe there are additional beneficial owners.

Alliance Holding Units authorized for issuance under Equity Compensation Plans

The following table summarizes our securities to be issued pursuant to equity compensation plans as of February 1, 2005.

Equity Compensation Plan Information(1)

Plan Category	Number of securities to be issued upon exercises of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a) (c)

Equity compensation plans approved by security holders	9,380,700	$37.93	29,685,226
Equity compensation plans not approved by security holders	—	—	—
Total	9,380,700	$37.93	29,685,226

(1)                                  The figures in this table do not include cash awards under certain of Alliance Capital’s deferred compensation plans, pursuant to which employees (including those employees who qualify as “named executive officers”; see Item 11) may choose to invest a portion of such awards in Alliance Holding Units. Alliance Capital satisfies its obligations under these plans by purchasing Alliance Holding Units rather than issuing new Alliance Holding Units, which is prohibited under the plans. For additional information concerning such plans, see Note 15 of Alliance Capital’s consolidated financial statements in Item 8.

Item 6.    Selected Financial Data

ALLIANCE CAPITAL MANAGEMENT L.P.
SELECTED CONSOLIDATED FINANCIAL DATA
(in thousands, except per unit amounts and unless otherwise indicated)

	Alliance Capital Management L.P.
	Years Ended December 31,
	2004	2003	2002	2001	2000
INCOME STATEMENT DATA:
Revenues:
Investment advisory and services fees	$2,113,351	$1,882,399	$1,847,876	$2,023,766	$1,689,817
Distribution revenues	447,283	436,037	467,463	544,605	621,622
Institutional research services	303,609	267,868	294,910	265,815	56,289
Shareholder servicing fees	87,478	94,276	101,569	96,324	85,645
Other revenues, net	75,211	52,241	30,604	62,388	68,726
	3,026,932	2,732,821	2,742,422	2,992,898	2,522,099
Expenses:
Employee compensation and benefits	1,085,163	914,529	907,075	930,672	669,234
Promotion and servicing:
Distribution plan payments	374,184	370,575	392,780	429,056	421,284
Amortization of deferred sales commissions	177,356	208,565	228,968	230,793	219,664
Other	173,826	164,972	193,322	233,555	203,495
General and administrative	426,389	339,706	329,059	311,958	226,710
Interest	24,232	25,286	27,385	32,051	26,894
Amortization of goodwill and intangible assets	20,700	20,700	20,700	172,638	46,252
Charge for mutual fund matters and legal proceedings	—	330,000	—	—	—
Non-recurring items, net	—	—	—	—	(779)
	2,281,850	2,374,333	2,099,289	2,340,723	1,812,754
Income before income taxes	745,082	358,488	643,133	652,175	709,345
Income taxes	39,932	28,680	32,155	37,550	40,596
Net income	$705,150	$329,808	$610,978	$614,625	$668,749

Basic net income per unit	$2.76	$1.30	$2.42	$2.45	$3.31
Diluted net income per unit	$2.74	$1.29	$2.39	$2.40	$3.20
Pre-tax margin(1)	24.6%	13.1%	23.5%	21.8%	28.1%

CASH DISTRIBUTIONS PER UNIT(2)	$2.40	$1.65	$2.44	$3.03	$3.40

BALANCE SHEET DATA AT PERIOD END:
Total assets	$8,779,330	$8,171,669	$7,217,970	$8,175,393	$8,270,762
Debt	$407,517	$405,327	$426,907	$627,609	$782,232
Partners’ capital	$4,183,698	$3,778,469	$3,963,451	$3,988,160	$4,133,677
ASSETS UNDER MANAGEMENT AT PERIOD END (in millions)(3)	$538,764	$477,267	$388,743	$452,272	$450,774

(1)               Income before income taxes as a percentage of total revenues.

(2)               Alliance Capital is required to distribute all of its Available Cash Flow, as defined in the Alliance Capital Partnership Agreement, to ACMC, its general partner, and its unitholders.

(3)               Assets under management in prior years have been reclassified and certain fixed income assets previously reported at cost are now being reported at market value. Excludes certain non-discretionary client relationships and assets managed by unconsolidated affiliates.

Item 7.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE OVERVIEW

We provide diversified investment management services to institutional clients, high-net-worth clients and retail investors. At December 31, 2004, we had client assets under management of $538.8 billion invested in growth and value equities, blended equities, fixed income and passive services. Our strategy is to leverage our extensive research capabilities by providing innovative and time-tested wealth management solutions to help our clients achieve investment success and peace of mind. Through our Sanford C. Bernstein & Co., LLC subsidiary, we also provide in-depth research, portfolio strategy and trade execution services to institutional clients. Importantly, we are striving to ensure that our firm’s culture is one in which client interests are always placed first and the highest ethical standards are maintained.

Our revenues are primarily earned for managing the investment assets of our clients. These revenues vary with the total value of our assets under management, which increase or decrease depending upon:

•                  capital market appreciation or depreciation,

•                  investment returns achieved for clients, and

•                  asset inflows or outflows from new and existing clients.

Substantially all of the equity market gains in 2004 occurred during the fourth quarter. Both our U.S. and non-U.S. equity (including both growth and value) services performed well. Specifically, our large cap growth, disciplined growth, and mid-cap growth equity services outperformed their respective benchmarks. Also, our Separately Managed Account Programs continued to perform well. We believe our investment performance is generally competitive.

In 2004, we continued to focus on growing our business globally. Assets under management for our non-U.S. services grew by 42% to $186 billion in 2004 and assets managed for our non-U.S. clients increased by 27% to $137 billion. We believe that our greatest opportunities for long-term asset growth continue to be in non-U.S. markets. Accordingly, we are building our already significant presence in these markets, leveraging our existing relationships with clients and third-party consultants. We believe that few managers can match the depth and breadth of our capabilities in research, asset management and client service, providing us with significant competitive advantages.

Growth in our Institutional Investment Management Services unit was due to significant flows into our global value equity and blend services, resulting from our strong investment performance. For the year, global and non-U.S. institutional inflows increased by 36% to $25.1 billion, but were offset by $17.3 billion in U.S. outflows. In the U.S., despite improved investment performance in U.S. growth equity services, we continued to experience client attrition. However, our fixed income services experienced net asset inflows of approximately $9 billion, primarily from AXA affiliates.

Our Retail Services unit continued to experience net redemptions, primarily in large cap growth equities, due in part to non-competitive long-term investment performance. We changed our management team and repositioned our retail offerings, the benefits of which we are just beginning to realize. This year, we reduced our fund management fees, simplified our prospectus disclosures and initiated a multi-year process to rationalize the funds we offer to clients. Our separately managed account programs experienced continued strong investment performance. Our AllianceBernstein Wealth Strategies Series, launched in 2003, surpassed $1 billion in assets under management. Despite our progress in 2004, our market share in U.S. long-term retail funds remains depressed.

During the year, we entered into an agreement to sell our cash management services unit to Federated Investors, which we estimate will result in a capital gain of approximately $0.03-0.06 per Alliance Holding Unit in 2005. Contingent payments received from Federated in the five years following the closing of the transaction are expected to largely offset the loss of that business’s anticipated profit contribution.

In our Private Client Services unit, we opened new offices in Boston, Philadelphia and Tampa in 2004; for 2005, we plan to open three additional offices. We also increased the number of financial advisors by 17% to 193. Effective January 1, 2005, we eliminated transaction charges on U.S. equity services for many of our private clients, while increasing our asset-based fees.

Our Institutional Research Services unit experienced double-digit revenue growth during 2004. In the U.S., increased market share more than offset lower pricing experienced throughout the industry. We also experienced strong revenue growth in our London operations, established in 2002. The expansion of our trading capabilities in U.S. and non-U.S. markets has enabled us to capture additional market share. Most importantly, we continue to deliver high-quality, in-depth research as recognized in major investor polls, thereby enabling us to retain a leadership position in the industry.

Recent declines in commission rates charged by broker-dealers are likely to continue and may accelerate. Increasing use of electronic trading networks (which permit investors to execute securities transactions at a fraction of typical full-service broker-dealer charges) and pressure on broker-dealers by funds and institutional investors are likely to result in a significant decline in commission rates, which would, in turn, reduce the securities-transaction revenues generated by our Institutional Research Services unit.

Another significant initiative that benefits all of our clients is our continued investment in research, a core competency of our firm. We have a broad foundation in fundamental and quantitative research. Our fundamental research includes comprehensive industry and company coverage from growth, value and fixed income perspectives. Our current focus in quantitative research is based on three areas: finding and exploiting pricing anomalies in the capital markets, solving complex investment planning problems, and utilizing portfolio construction tools to optimize global portfolios.

ASSETS UNDER MANAGEMENT

Our assets under management as of December 31, 2004 and previous years have been reclassified by investment service and distribution channel, including the fixed income components of balanced accounts previously reported in equity, to better align publicly reported assets under management with our internal reporting. As a result, approximately $11 billion in assets under management were reclassified from equity ($6 billion from growth equity and $5 billion from value equity) to fixed income. In addition, certain fixed income assets managed for insurance company clients previously reported at cost are now being reported at market value, resulting in approximate increases in fixed income assets under management of between $2 billion and $3 billion at each reporting date.

Assets under management by distribution channel were as follows:

	As of December 31,			2004-03	2003-02
	2004	2003	2002	% Change	% Change
		(in billions)

Institutional investment management	$311.3	$267.8	$210.6	16.2%	27.2%
Retail	163.5	155.9	137.4	4.9	13.5
Private client	64.0	53.6	40.7	19.4	31.7
Total	$538.8	$477.3	$388.7	12.9%	22.8%

Assets under management by investment service were as follows:

	As of December 31,			2004-03	2003-02
	2004	2003	2002	% Change	% Change
		(in billions)

Equity—Growth:
U.S.	$80.1	$90.5	$82.1	(11.5)%	10.2%
Global & international	43.2	33.9	21.4	27.4	58.4
	123.3	124.4	103.5	(0.9)	20.2
Equity—Value:
U.S.	105.5	94.0	68.0	12.2	38.2
Global & international	87.1	53.8	26.7	61.9	101.5
	192.6	147.8	94.7	30.3	56.1
Fixed income:
U.S.	143.2	139.6	140.6	2.6	(0.7)
Global & international	50.2	37.0	26.9	35.7	37.5
	193.4	176.6	167.5	9.5	5.4
Passive:
U.S.	23.6	22.1	18.8	6.8	17.6
Global & international	5.9	6.4	4.2	(7.8)	52.4
	29.5	28.5	23.0	3.5	23.9
Total:
U.S.	352.4	346.2	309.5	1.8	11.9
Global & international	186.4	131.1	79.2	42.2	65.5
Total	$538.8	$477.3	$388.7	12.9%	22.8%

Changes in assets under management during 2004 were as follows (in billions):

	Distribution Channel				Investment Service
	Institutional Investment Mgmt.	Retail	Private Client	Total	Equity - Growth	Equity - Value	Fixed Income	Passive	Total
Balance as of January 1, 2004	$267.8	$155.9	$53.6	$477.3	$124.4	$147.8	$176.6	$28.5	$477.3

Long-term flows:
Sales/new accounts	35.5	23.4	8.5	67.4	16.8	25.3	24.5	0.8	67.4
Redemptions/terminations	(22.9)	(25.8)	(3.0)	(51.7)	(23.7)	(9.0)	(17.1)	(1.9)	(51.7)
Cash flow/unreinvested dividends	(4.9)	(1.7)	(0.8)	(7.4)	(7.7)	—	1.7	(1.4)	(7.4)
Net long-term inflows (outflows)	7.7	(4.1)	4.7	8.3	(14.6)	16.3	9.1	(2.5)	8.3
Net cash management redemptions	—	(2.0)	—	(2.0)	—	—	(2.0)	—	(2.0)
Market appreciation	35.8	13.7	5.7	55.2	13.5	28.5	9.7	3.5	55.2

Net change	43.5	7.6	10.4	61.5	(1.1)	44.8	16.8	1.0	61.5
Balance as of December 31, 2004	$311.3	$163.5	$64.0	$538.8	$123.3	$192.6	$193.4	$29.5	$538.8

Changes in assets under management during 2003 were as follows (in billions):

	Distribution Channel				Investment Service
	Institutional Investment Mgmt.	Retail	Private Client	Total	Equity - Growth	Equity - Value	Fixed Income	Passive	Total

Balance as of January 1, 2003	$210.6	$137.4	$40.7	$388.7	$103.5	$94.7	$167.5	$23.0	$388.7

Long-term flows:
Sales/new accounts	30.6	26.9	7.5	65.0	15.5	25.1	22.8	1.6	65.0
Redemptions/terminations	(23.7)	(26.8)	(2.3)	(52.8)	(23.3)	(9.1)	(19.8)	(0.6)	(52.8)
Cash flow/unreinvested dividends	1.4	(1.9)	(1.4)	(1.9)	(1.5)	3.1	(1.6)	(1.9)	(1.9)
Net long-term inflows (outflows)	8.3	(1.8)	3.8	10.3	(9.3)	19.1	1.4	(0.9)	10.3
Net cash management redemptions	—	(5.0)	—	(5.0)	—	—	(5.0)	—	(5.0)
Market appreciation	48.9	25.3	9.1	83.3	30.2	34.0	12.7	6.4	83.3
Net change	57.2	18.5	12.9	88.6	20.9	53.1	9.1	5.5	88.6
Balance as of December 31, 2003	$267.8	$155.9	$53.6	$477.3	$124.4	$147.8	$176.6	$28.5	$477.3

Average assets under management by distribution channel were as follows:

	Years Ended December 31,			2004-03	2003-02
	2004	2003	2002	% Change	% Change
		(in billions)

Institutional investment management	$275.9	$232.5	$221.5	18.7%	5.0%
Retail	156.1	145.0	153.4	7.7	(5.5)
Private client	57.6	45.8	40.6	25.8	12.8
Total	$489.6	$423.3	$415.5	15.7%	1.9%

CONSOLIDATED RESULTS OF OPERATIONS

In 2004, net income increased $375.4 million to $705.2 million and net income per unit increased $1.45 to $2.74. The increases were due principally to the 2003 charge of $330 million for mutual fund matters and legal proceedings described in Item 1. Higher net income was also due to an increase in investment advisory and services fees and institutional research services revenues, partially offset by higher employee compensation and general and administrative expenses.

In 2003, net income decreased $281.2 million to $329.8 million and net income per unit decreased $1.10 to $1.29. The decreases were due principally to the 2003 charge for mutual fund matters and legal proceedings. Also contributing to lower net income was a decrease in distribution revenues and institutional research services revenues, partially offset by higher investment advisory and services fees and lower promotion and servicing expenses.

The following table summarizes the components of investment advisory and services fees:

	Years Ended December 31,			2004-03 % Change	2003-02 % Change
	2004	2003	2002
		(in millions)
Investment advisory and services fees:
Institutional investment management	$758.9	$644.4	$619.4	17.8%	4.0%
Retail	727.0	745.4	800.5	(2.5)	(6.9)
Private client	627.5	492.6	428.0	27.4	15.1
	2,113.4	1,882.4	1,847.9	12.3	1.9
Distribution revenues	447.3	436.0	467.4	2.6	(6.7)
Institutional research services	303.6	267.9	294.9	13.3	(9.2)
Shareholder servicing fees	87.5	94.3	101.6	(7.2)	(7.2)
Other revenues, net	75.1	52.2	30.6	43.9	70.6
Total	$3,026.9	$2,732.8	$2,742.4	10.8%	(0.4)%

Investment Advisory and Services Fees

Investment advisory and services fees, the largest component of our revenues, are generally calculated as a percentage, referred to as “basis points” or “base fees”, of the value of assets under management and vary with the type of portfolio strategy, the size of account, and the total amount of assets we manage for a particular client. Accordingly, fee income generally increases or decreases as average assets under management increase or decrease and is therefore affected by market appreciation or depreciation, the addition of new client accounts or client contributions of additional assets to existing accounts, withdrawals of assets from and termination of client accounts, purchases and redemptions of mutual fund shares, and shifts of assets between accounts or products with different fee structures. Investment advisory and services fees include brokerage transaction charges earned by SCB LLC for certain private client and institutional investment management client transactions. These transaction charges aggregated $116.5 million, $112.8 million, and $122.9 million in 2004, 2003, and 2002, respectively. Our investment advisory and services fees increased 12.3% in 2004, primarily due to a 15.7% increase in average assets under management resulting from market appreciation and net asset inflows, partially offset by retail mutual fund fee reductions described below. Investment advisory and services fees increased 1.9% in 2003, primarily due to a 1.5% increase in average assets under management resulting from market appreciation of assets under management and net asset inflows.

Certain investment advisory contracts provide for a performance fee, in addition to or in lieu of a base fee, that is calculated as either a percentage of absolute investment results or a percentage of investment results in excess of a stated benchmark over a specified period of time. Performance fees are recorded as revenue at the end of the measurement period and will be higher in favorable markets and lower in unfavorable markets, which may increase the volatility of our revenues and earnings. Performance fees aggregated $92.5 million, $81.8 million, and $54.1 million in 2004, 2003, and 2002, respectively. The increase in 2004 was attributable to higher global equity and fixed income fees from strong investment performance. Higher performance fees in 2003 were earned primarily by certain value equity and fixed income hedge funds.

Institutional investment management investment advisory and services fees increased 17.8% for 2004, primarily as a result of an 18.7% increase in average assets under management offset by a decrease in brokerage transaction charges of $3.6 million due primarily to lower transaction volume and a decline in performance fees of $3.4 million. Institutional investment management investment advisory and services fees increased 4.0% for 2003, primarily as a result of a 5.0% increase in average assets under management offset by a decrease in brokerage transaction charges of $4.4 million due to lower transaction volume and a decline in performance fees of $1.4 million.

Retail investment advisory and services fees decreased 2.5% for 2004, primarily as a result of $69.5 million in revenue reductions from company-sponsored U.S. long-term open-end retail mutual funds in connection with the settlement of market timing-related matters discussed in Item 1, partly offset by a 7.7% increase in average assets under management. Retail investment advisory and services fees decreased by 6.9% for 2003, primarily as a result of a 5.5% decrease in average assets under management.

Private client investment advisory and services fees increased 27.4% for 2004, primarily as a result of a 25.8% increase in average assets under management, an increase in performance fees of $13.9 million and an increase in brokerage transaction charges of $7.3 million due to higher transaction volume. Private client investment advisory and services fees increased 15.1% for 2003, primarily as a result of an 12.8% increase in average assets under management and an increase in performance fees of $29.1 million, offset by a decrease in brokerage transaction charges of $5.7 million due to lower transaction volume.

Distribution Revenues

ABIRM acts as distributor of our Retail Products and receives distribution services fees from certain of those funds as partial reimbursement of the distribution expenses it incurs. Distribution revenues increased 2.6% in 2004, principally due to higher average mutual fund assets under management. Distribution revenues decreased 6.7% in 2003, principally due to lower average daily mutual fund assets under management.

Institutional Research Services

Institutional research services revenue consists principally of brokerage transaction charges received for providing in-depth research and other services to institutional investors. Revenues from institutional research services increased 13.3% for 2004, due to higher market share of NYSE volume and higher revenues from growth in European operations, partly offset by lower domestic pricing. Revenues decreased 9.2% for 2003, due to lower NYSE transaction volume and lower domestic price realization partially offset by higher market share of NYSE volume and higher European revenues.

Shareholder Servicing Fees

AGIS and ACMGIS provide transfer agency services for our mutual funds. Shareholder servicing fees decreased 7.2% in 2004 and 2003. The decreases were due to outsourcing certain services and fewer shareholder accounts serviced. The number of shareholder accounts serviced declined to approximately 6.7 million as of December 31, 2004, from approximately 7.1 million and 7.4 million as of December 31, 2003 and 2002, respectively, due to shareholder account terminations.

Other Revenues, Net

These revenues consist of fees earned for administration and recordkeeping services provided to our mutual funds and the general accounts of AXA Equitable and its insurance company subsidiary. Changes in market value of investments, investment income and net interest income earned on securities loaned to and borrowed from brokers and dealers are also included. Other revenues increased 43.9% in 2004, principally as a result of interest income and net investment gains recorded in connection with the consolidation of a joint venture and its funds under management due to the application of FIN 46-R, as discussed in Note 20 of Alliance Capital’s consolidated financial statements in Item 8. Other revenues increased 70.6% in 2003, principally as a result of mark-to-market gains on investments in mutual funds.

EXPENSES

The following table summarizes the components of expenses:

	Years Ended December 31,			2004-03	2003-02
	2004	2003	2002	% Change	% Change
		(in millions)

Employee compensation and benefits	$1,085.1	$914.5	$907.1	18.7%	0.8%
Promotion and servicing	725.4	744.1	815.1	(2.5)	(8.7)
General and administrative	426.4	339.7	329.0	25.5	3.3
Interest	24.2	25.3	27.4	(4.3)	(7.7)
Amortization of goodwill and intangible assets	20.7	20.7	20.7	—	—
Charge for mutual fund matters and legal proceedings	—	330.0	—	n/a	n/a
Total	$2,281.8	$2,374.3	$2,099.3	(3.9)%	13.1%

Employee Compensation and Benefits

We had 4,100 full-time employees at December 31, 2004 compared to 4,060 in 2003 and 4,118 in 2002. Employee compensation and benefits, which represented approximately 47.6% of total expenses in 2004, include salaries, commissions, fringe benefits and cash and deferred incentive compensation based generally on profitability.

Base compensation, fringes and other compensation increased in 2004 primarily due to merit increases, a shift to more highly compensated employees and higher recruitment costs. Incentive compensation in 2004 increased as a result of higher short-term incentive compensation expense from higher earnings and higher amortization of deferred compensation expense, due to vesting of prior year awards. Commission expense increased in 2004 primarily due to higher revenues in institutional investment management, private client and institutional research services.

In 2003, base compensation and fringes and other compensation decreased primarily due to lower average headcount. Incentive compensation in 2003 increased as a result of higher deferred compensation amortization due to vesting, partly offset by lower short-term incentive compensation expense reflecting the decrease in net income caused by the charge to income for mutual fund matters and legal proceedings. Commission expense was lower in 2003 as a result of lower retail sales volume and the implementation of a new deferred commission plan.

Promotion and Servicing

Promotion and servicing expenses, which represented approximately 31.8% of total expenses in 2004, include distribution plan payments to financial intermediaries for distribution of sponsored mutual funds and cash management services products and amortization of deferred sales commissions paid to financial intermediaries for the sale of back-end load mutual fund shares. See Capital Resources and Liquidity in this Item 7 for a further discussion of deferred sales commissions. See Item 1 for a discussion of the sale of our cash management services. Also included in this expense category are travel and entertainment, advertising, promotional materials, and investment meetings and seminars for financial intermediaries that distribute our mutual fund products.

Promotion and servicing expenses decreased 2.5% in 2004 and 8.7% in 2003. The decrease in 2004 reflects lower amortization of deferred sales commissions resulting from lower B-share mutual fund sales, partially offset by higher travel and entertainment and printing costs. The decrease in 2003 was primarily due to lower distribution plan payments resulting from lower average mutual fund assets under management, lower amortization of deferred sales commissions resulting from lower retail sales, as well as lower printing and mailing expense as a result of cost containment initiatives.

General and Administrative

General and administrative expenses, which represented approximately 18.7% of total expenses in 2004, are costs related to operations, including technology, professional fees, occupancy, communications and similar expenses. General and administrative expenses increased 25.5% in 2004 and 3.3% in 2003; significant changes include:

	Years Ended December 31,
	2004	2003
	(in millions)

Loss on disposals of fixed assets	$16.9	$—
Occupancy costs	15.0	(2.5)
Minority interests from consolidation of a VIE (FIN 46-R)	12.1	—
Sarbanes-Oxley 404 compliance	9.3	1.0
Data processing costs	8.7	6.2
Write-downs of capitalized software	6.7	4.5
Charge for directed brokerage investigations	5.0	—
Impairment of exchange memberships	3.5	—
Other	9.5	1.5
	$86.7	$10.7

Increased occupancy costs relate to higher rent for new space and accelerated rent for vacated facilities. Loss on disposals of fixed assets includes the write-off of obsolete software and leasehold improvements at vacated facilities. The minority interests from consolidation of a variable interest entity (“VIE”) required by FIN 46-R reflects nine months of minority interest since adoption of the new accounting pronouncement. The VIE was sold effective December 31, 2004; accordingly, the 2004 impact will be reversed in 2005.

Taxes on Income

Alliance Capital, a private limited partnership, is not subject to federal or state corporate income taxes. However, we are subject to the New York City unincorporated business tax. Our domestic corporate subsidiaries are subject to federal, state and local income taxes, and are generally included in the filing of a consolidated federal income tax return; separate state and local income tax returns are filed. Foreign corporate subsidiaries are generally subject to taxes in the foreign jurisdictions where they are located.

Income tax expense in 2004 increased 39.2% from 2003, primarily as a result of higher pre-tax income, partially offset by a lower effective tax rate reflecting the mix of pre-tax income between Alliance Capital and corporate subsidiaries that pay tax at a higher rate. Income tax expense in 2003 decreased 10.8% from 2002 primarily as a result of lower pre-tax income partially offset by a higher effective tax rate reflecting non-deductible expenses related to the charge for mutual fund matters and legal proceedings and higher proportionate taxable earnings of corporate subsidiaries.

CAPITAL RESOURCES AND LIQUIDITY

The following table identifies selected items relating to capital resources and liquidity:

				2004-03	2003-02
	2004	2003	2002	% Change	% Change
	(in millions, except per unit amounts)

As of December 31:

Partners’ capital	$4,183.7	$3,778.5	$3,963.5	10.7%	(4.7)%
Cash and cash equivalents	1,061.5	502.9	417.8	111.1	20.4

For the years ended December 31:
Cash flow from operations	968.2	758.0	903.0	27.7	(16.1)
Proceeds from exercise of options	46.7	21.6	22.1	116.2	(2.3)
Capital expenditures	(57.3)	(29.2)	(53.5)	96.2	(45.4)
Purchases of Alliance Holding Units	(45.1)	(67.1)	(73.1)	(32.8)	(8.2)
Distributions paid	(383.0)	(566.6)	(654.2)	(32.4)	(13.4)

Available cash flow	613.8	418.1	615.6	46.8	(32.1)
Distributions per Alliance Capital Unit	$2.40	$1.65	$2.44	45.5%	(32.4)%

The significant factors affecting the change in partners’ capital year-to-year are net income and proceeds from the exercise of options to acquire Alliance Holding Units, both increasing partners’ capital, and cash distributions paid to unitholders, decreasing partners’ capital. Alliance Capital is required to distribute all of its Available Cash Flow, as defined in the Alliance Capital Partnership Agreement, to its unitholders. The decrease in Available Cash Flow and distributions in 2003 reflects the $330 million in charges taken during the second half of 2003 for mutual fund matters and legal proceedings. The third quarter 2003 distribution was declared prior to recording the charge. Thus, over the next two quarters, distributions were withheld until we earned back the distribution paid in the third quarter of 2003. Commencing in the second quarter of 2004, quarterly distributions returned to traditional levels in relation to cash flow.

Cash and cash equivalents increased $558.6 million and $85.1 million in 2004 and 2003, respectively, and decreased $56.3 million in 2002. Cash inflows are primarily provided from operations and from the proceeds from the exercise of options for Alliance Holding Units. Significant cash outflows are cash distributions paid to unitholders, purchases of Alliance Holding Units to fund deferred compensation plans and capital expenditures.

On January 4, 2005, we deposited an additional $340.8 million in United States Treasury Bills in a special reserve account pursuant to Rule 15c3-3 requirements. On January 5, 2004, we withdrew $25.0 million in United States Treasury Bills from a special reserve account pursuant to Rule 15c3-3 requirements.

Contingent Deferred Sales Charge

Our mutual fund distribution system (the “System”) includes a multi-class share structure that permits our open-end mutual funds to offer investors various options for the purchase of mutual fund shares, including both front-end load shares and back-end load shares. For front-end load shares, ABIRM pays sales commissions to financial intermediaries distributing the funds from the conventional front-end sales charge it receives from investors at the time of sale. For back-end load shares, ABIRM pays sales commissions to the financial intermediaries at the time of sale and also receives higher ongoing distribution services fees from the mutual funds. In addition, investors who redeem before the expiration of the minimum holding period (which ranges from one year to four years) pay a contingent deferred sales charge (“CDSC”) to ABIRM. We expect to recover deferred sales commissions over periods not exceeding five and one-half years. Payments of sales commissions made to financial intermediaries in connection with the sale of back-end load shares under the System, net of CDSC received of $32.9 million, $37.5 million, and $52.8 million, respectively, totaled approximately $44.6 million, $94.9 million, and $81.6 million during 2004, 2003, and 2002, respectively.

Debt and Credit Facilities

Total available credit, debt outstanding, and weighted average interest rates as of December 31, 2004 and 2003 were as follows:

	December 31,
	2004			2003
	Credit Available	Debt Outstanding	Interest Rate	Credit Available	Debt Outstanding	Interest Rate
	(in millions)

Senior notes	$600.0	$399.2	5.6%	$600.0	$398.8	5.6%
Commercial paper	425.0	—	—	425.0	—	—
Revolving credit facility	375.0	—	—	375.0	—	—
Extendible commercial notes	100.0	—	—	100.0	—	—
Other	n/a	8.3	4.0	n/a	6.5	2.8
Total	$1,500.0	$407.5	5.6%	$1,500.0	$405.3	5.6%

In August 2001, we issued $400 million 5.625% Notes (“Senior Notes”) pursuant to a shelf registration statement under which we may issue up to $600 million in senior debt securities. The Senior Notes mature in 2006 and are redeemable at any time. The proceeds from the Senior Notes were used to reduce commercial paper and credit facility borrowings and for other general partnership purposes.

In September 2002, we entered into an $800 million five-year revolving credit facility with a group of commercial banks and other lenders. Of the $800 million total, $425 million is intended to provide back-up liquidity for our $425 million commercial paper program, with the balance available for general purposes. Under this revolving credit facility, the interest rate, at our option, is a floating rate generally based upon a defined prime rate, a rate related to the London Interbank Offered Rate (LIBOR) or the Federal Funds rate. The revolving credit facility contains covenants which, among other things, require us to meet certain financial ratios. We were in compliance with the covenants as of December 31, 2004.

At December 31, 2004, we maintained a $100 million extendible commercial notes (“ECN”) program as a supplement to our $425 million commercial paper program. ECNs are short-term uncommitted debt instruments that do not require back-up liquidity support.

Our substantial equity base and access to public and private debt, at competitive terms, should provide adequate liquidity for our general business needs. Management believes that cash flow from operations and the issuance of debt and Alliance Capital Units or Alliance Holding Units will provide us with the financial resources to meet our capital obligations.

OFF-BALANCE SHEET ARRANGEMENTS AND AGGREGATE CONTRACTUAL OBLIGATIONS

We have no off-balance sheet arrangements other than the guarantees and contractual obligations that are discussed below.

Guarantees

In February 2002, Alliance Capital signed a $125 million agreement with a commercial bank, under which we guaranteed certain obligations in the ordinary course of business of SCBL. In the event SCBL is unable to meet its obligations in full when due, Alliance Capital will pay the obligations within three days of being notified of SCBL’s failure to pay. This agreement is continuous and remains in effect until payment in full of any such obligation has been made by SCBL. During 2004, we were not required to perform under the agreement and at December 31, 2004 had no liability outstanding in connection with the agreement.

Aggregate Contractual Obligations

The following table summarizes our contractual obligations:

	Contractual Obligations
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in millions)

Debt	$407.5	$—	$407.5	$—	$—
Operating leases, net of sublease commitments	1,015.3	75.5	151.0	138.7	650.1
Accrued compensation and benefits	148.0	—	48.4	27.7	71.9
Minority interests in consolidated subsidiaries	10.2	—	—	—	10.2
Total	$1,581.0	$75.5	$606.9	$166.4	$732.2

Certain of our deferred compensation plans provide for election by participants to invest a portion of their deferred compensation awards in Alliance Holding Units and make notional investments in company-sponsored mutual funds. During the first two months of 2005, we made purchases of company-sponsored mutual funds totaling $186.0 million to fund our future obligations resulting from participant elections with respect to 2004 awards. We previously purchased Alliance Holding Units with an aggregate value of approximately $35.0 million to fund awards that have since been forfeited. These Alliance Holding Units were held in a deferred compensation trust as of December 31, 2004 to fund our future obligations to participants who elected to invest a portion of their 2004 awards in Alliance Holding Units.

We expect to make contributions to our qualified profit sharing plan of approximately $21.0 million in each of the next four years. We are required to contribute additional amounts to our qualified, noncontributory, defined benefit plan by January 15, 2006. We currently estimate this amount to be $3.5 million and expect to make this contribution during the fourth quarter of 2005. Any amounts reflected on the consolidated balance sheet as payables (to broker-dealers, brokerage clients, and our mutual funds) and accounts payables and accrued expenses are excluded from the table above. Accrued compensation and benefits amounts above exclude liabilities due within one year and accrued pension expense.

CONTINGENCIES

See Note 11 of Alliance Capital’s consolidated financial statements in Item 8 for a discussion of our mutual fund distribution system and related deferred sales commission asset, certain legal proceedings to which we are a party, and mutual fund investigations.

CRITICAL ACCOUNTING ESTIMATES

The preparation of the consolidated financial statements and notes to consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Management believes that the critical accounting policies and estimates discussed below involve significant management judgment due to the sensitivity of the methods and assumptions used.

Deferred Sales Commission Asset

Management tests the deferred sales commission asset for impairment quarterly, or monthly when events or changes in circumstances occur that could significantly increase the risk of impairment of the asset. Significant assumptions utilized to estimate the company’s future average assets under management and undiscounted future cash flows from back-end load shares include expected future market levels and redemption rates. Market assumptions are selected using a long-term view of expected average market returns based on historical returns of broad market indices. At December 31, 2004, management used average market return assumptions of 5% for fixed income and 8% for equity to estimate annual market returns. Higher actual average market returns would increase undiscounted future cash flows, while lower actual average market returns would decrease undiscounted future cash flows. Future redemption rate assumptions were determined by reference to actual redemption experience over the five-year, three-year and one-year periods ended December 31, 2004. Based on the actual redemption rates, including increased redemption rates experienced more recently, management used a range of possible annual redemption rates of 19%, 23%, and 25% at December 31, 2004, calculated as a percentage of the company’s average assets under management of back-end load shares. An increase in the actual rate of redemptions would decrease undiscounted future cash flows, while a decrease in the actual rate of redemptions would increase undiscounted future cash flows. These assumptions are reviewed and updated quarterly, or monthly when events or changes in circumstances occur that could significantly increase the risk of impairment of the asset. Estimates of undiscounted future cash flows and the remaining life of the deferred sales commission asset are made from these assumptions and the aggregate undiscounted future cash flows are compared to the recorded value of the deferred sales commission asset. Management considers the results of these analyses performed at various dates. As of December 31, 2004, management determined that the deferred sales commission asset was not impaired. If management determines in the future that the deferred sales commission asset is not recoverable, an impairment condition would exist and a loss would be measured as the amount by which the recorded amount of the asset exceeds its estimated fair value. Estimated fair value is determined using management’s best estimate of future cash flows discounted to a present value amount.

Goodwill

As a result of the adoption of SFAS No. 142, goodwill is tested annually, at September 30, for impairment. Significant assumptions are required in performing goodwill impairment tests. Such tests include determining whether the estimated fair value of Alliance Capital, the reporting unit, exceeds its book value. There are several methods of estimating Alliance Capital’s fair value, which includes valuation techniques such as market quotations and discounted expected cash flows. In developing estimated fair value using a discounted cash flow valuation technique, business growth rate assumptions are applied over the estimated life of the goodwill asset and the resulting expected cash flows are discounted to arrive at a present value amount that approximates fair value. As of September 30, 2004, the impairment test indicated that goodwill was not impaired. Also, as of December 31, 2004, management believes that goodwill was not impaired. However, future tests may be based upon different assumptions which may or may not result in an impairment of this asset. Any impairment could reduce materially the recorded amount of the goodwill asset with a corresponding charge to our earnings.

Intangible Assets

Acquired intangibles are recognized at fair value and amortized over their estimated useful lives of twenty years. Intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. A present value technique is applied to management’s best estimate of future cash flows to estimate the fair value of intangible assets. Estimated fair value is then compared to the recorded book value to determine whether an impairment is indicated. The estimates used include estimating attrition factors of customer accounts, asset growth rates, direct expenses and fee rates. We choose assumptions based on actual historical trends that may or may not occur in the future. As of December 31, 2004, management believes that intangible assets were not impaired. However, future tests may be based upon different assumptions which may or may not result in an impairment of this asset. Any impairment could reduce materially the recorded amount of intangible assets with a corresponding charge to our earnings.

Loss Contingencies

Management continuously reviews with legal counsel the status of regulatory matters and pending or threatened litigation. We evaluate the likelihood that a loss contingency exists in accordance with Statement of Financial Accounting Standards No. 5 (“SFAS No. 5”), “Accounting for Contingencies”. SFAS No. 5 requires a loss contingency to be recorded if it is probable and reasonably estimable as of the date of the financial statements. Based on our evaluation, except as described in Note 11 of Alliance Capital’s consolidated financial statements in Item 8, no contingency losses have been recorded as of December 31, 2004 and 2003.

ACCOUNTING PRONOUNCEMENTS

See Note 20 of Alliance Capital’s consolidated financial statements in Item 8.

FORWARD-LOOKING STATEMENTS

Certain statements provided by management in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. The most significant of these factors include, but are not limited to, the following: the performance of financial markets, the investment performance of sponsored investment products and separately managed accounts, general economic conditions, future acquisitions, competitive conditions and government regulations, including changes in tax rates. We caution readers to carefully consider such factors. Further, such forward-looking statements speak only as of the date on which such statements are made; we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. For further information regarding these forward-looking statements and the factors that could cause actual results to differ, see Risk Factors in Item 1. Any or all of the forward-looking statements that we make in this Form 10-K or any other public statements we issue may turn out to be wrong. It is important to remember that other factors besides those listed in Risk Factors could also adversely affect our business, operating results or financial condition.

The forward-looking statements referred to in the preceding paragraph include statements regarding the outcome of litigation and the effect on future earnings of the sale of our cash management services unit to Federated Investors, Inc. (“Sale”). Litigation is inherently unpredictable, and excessive judgments do occur. Though we have stated that we do not expect certain legal proceedings to have a material adverse effect on results of operations or financial condition, any settlement or judgment on the merits of a legal proceeding could be significant, and could have a material adverse effect on our results of operations or financial condition. The effect of the Sale on future earnings, resulting from contingent payments to be received in future periods, will depend on the amount of net revenue earned by Federated during these periods on assets under management maintained in Federated’s funds by our former cash management clients. The amount of capital gain realized upon closing the transaction depends on the transaction expenses we incur and on an initial payment by Federated, some of which would, in certain circumstances, need to be returned.

Item 7A.         Quantitative and Qualitative Disclosures about Market Risk

MARKET RISK, RISK MANAGEMENT AND DERIVATIVE FINANCIAL INSTRUMENTS

Alliance Capital’s investments consist of investments, trading and available-for-sale, and other investments. Investments, trading and available-for-sale, include United States Treasury Bills, and equity and fixed income mutual funds investments. Trading investments are purchased for short-term investment, principally to fund liabilities related to deferred compensation plans. Although investments, available-for-sale, are purchased for long-term investment, the portfolio strategy considers them available-for-sale from time to time due to changes in market interest rates, equity prices and other relevant factors. Other investments include investments in hedge funds sponsored by Alliance Capital.

TRADING AND NON TRADING MARKET RISK SENSITIVE INSTRUMENTS

INVESTMENTS WITH INTEREST RATE RISK—FAIR VALUE

The table below provides our potential exposure with respect to our fixed income investments, measured in terms of fair value, to an immediate 100 basis point increase in interest rates at all maturities from the levels prevailing as of December 31, 2004 and 2003. Such a fluctuation in interest rates is a hypothetical rate scenario used to calibrate potential risk and does not represent our view of future market changes. While these fair value measurements provide a representation of interest rate sensitivity of our investments in fixed income mutual funds and fixed income hedge funds, they are based on our exposures at a particular point in time and may not be representative of future market results. These exposures will change as a result of ongoing changes in investments in response to our assessment of changing market conditions and available investment opportunities:

	As of December 31,
	2004	Effect of +100 Basis Point Change	2003	Effect of +100 Basis Point Change
	(in thousands)
Fixed Income Investments:
Trading	$30,008	$(1,368)	$28,515	$(1,363)
Available–for-sale and other investments	2,096	(96)	2,795	(134)

INVESTMENTS WITH EQUITY PRICE RISK—FAIR VALUE

Our investments also include investments in equity mutual funds and equity hedge funds. The following table provides our potential exposure with respect to our equity investments, measured in terms of fair value, to an immediate 10% drop in equity prices from those prevailing as of December 31, 2004 and 2003. A 10% decrease in equity prices is a hypothetical scenario used to calibrate potential risk and does not represent our view of future market changes. While these fair value measurements provide a representation of equity price sensitivity of our investments in equity mutual funds and equity hedge funds, they are based on our exposures at a particular point in time and may not be representative of future market results. These exposures will change as a result of ongoing portfolio activities in response to our assessment of changing market conditions and available investment opportunities:

	As of December 31,
	2004	Effect of -10% Equity Price Change	2003	Effect of -10% Equity Price Change
	(in thousands)
Equity Investments:
Trading	$126,943	$(12,694)	$47,277	$(4,728)
Available-for-sale and other investments	94,470	(9,447)	71,831	(7,183)

DEBT—FAIR VALUE

As of December 31, 2004 and 2003, the aggregate fair value of our long-term debt was $422.2 million and $432.4 million, respectively. The table below provides the potential fair value exposure with respect to our long-term debt to an immediate 100 basis point decrease in interest rates at all maturities and a ten percent decrease in exchange rates from those prevailing as of December 31, 2004 and 2003:

	As of December 31,
	2004	Effect of -100 Basis Point Change	Effect of -10% Exchange Rate Change	2003	Effect of -100 Basis Point Change	Effect of -10% Exchange Rate Change
	(in thousands)

Long term debt—Non-trading	$422,147	$17,392	$829	$432,358	$19,499	$768

Item 8.    Financial Statements and Supplementary Data

ALLIANCE CAPITAL MANAGEMENT L.P.

AND SUBSIDIARIES

Consolidated Statements of Financial Condition

(in thousands, except unit amounts)

	December 31,
	2004	2003

ASSETS
Cash and cash equivalents	$1,061,523	$502,858
Cash and securities segregated, at market (cost $1,488,872 and $1,285,632)	1,489,041	1,285,801
Receivables, net:
Brokers and dealers	1,487,601	1,617,882
Brokerage clients	352,108	334,482
Fees, net	354,517	337,711
Investments	192,167	121,871
Furniture, equipment and leasehold improvements, net	215,367	226,121
Goodwill, net	2,876,657	2,876,657
Intangible assets, net	326,025	346,725
Deferred sales commissions, net	254,456	387,218
Other investments	61,350	28,547
Other assets	108,518	105,796
Total assets	$8,779,330	$8,171,669

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Payables:
Brokers and dealers	$786,544	$1,127,183
Brokerage clients	2,663,952	1,899,458
Alliance mutual funds	125,899	114,938
Accounts payable and accrued expenses	275,264	524,703
Accrued compensation and benefits	326,219	311,075
Debt	407,517	405,327
Minority interests in consolidated subsidiaries	10,237	10,516
Total liabilities	4,595,632	4,393,200
Commitments and contingencies (See Note 11)
Partners’ capital:
General partner	42,917	39,195
Limited partners: 253,880,399 and 251,382,122 units issued and outstanding	4,220,753	3,858,538
	4,263,670	3,897,733
Capital contributions receivable from general partner	(33,053)	(35,698)
Deferred compensation expense	(89,019)	(111,134)
Accumulated other comprehensive income	42,100	27,568
Total partners’ capital	4,183,698	3,778,469
Total liabilities and partners’ capital	$8,779,330	$8,171,669

See Accompanying Notes to Consolidated Financial Statements.

ALLIANCE CAPITAL MANAGEMENT L.P.

AND SUBSIDIARIES

Consolidated Statements of Income

(in thousands, except per unit amounts)

	Years Ended December 31,
	2004	2003	2002

Revenues:
Investment advisory and services fees	$2,113,351	$1,882,399	$1,847,876
Distribution revenues	447,283	436,037	467,463
Institutional research services	303,609	267,868	294,910
Shareholder servicing fees	87,478	94,276	101,569
Other revenues, net	75,211	52,241	30,604
	3,026,932	2,732,821	2,742,422
Expenses:
Employee compensation and benefits	1,085,163	914,529	907,075
Promotion and servicing:
Distribution plan payments	374,184	370,575	392,780
Amortization of deferred sales commissions	177,356	208,565	228,968
Other	173,826	164,972	193,322
General and administrative	426,389	339,706	329,059
Interest	24,232	25,286	27,385
Amortization of intangible assets	20,700	20,700	20,700
Charge for mutual fund matters and legal proceedings (Note 11)	—	330,000	—
	2,281,850	2,374,333	2,099,289

Income before income taxes	745,082	358,488	643,133
Income taxes	39,932	28,680	32,155
Net income	$705,150	$329,808	$610,978

Net income per unit:
Basic	$2.76	$1.30	$2.42

Diluted	$2.74	$1.29	$2.39

See Accompanying Notes to Consolidated Financial Statements.

ALLIANCE CAPITAL MANAGEMENT L.P.

AND SUBSIDIARIES

Consolidated Statements of Changes in Partners’ Capital and Comprehensive Income

(in thousands, except per unit amounts)

	General Partner’s Capital	Limited Partners’ Capital	Capital Contributions Receivable	Deferred Compensation Expense	Accumulated Other Comprehensive Income	Total Partners’ Capital

Balance as of December 31, 2001	$41,553	$4,101,765	$(33,927)	$(116,384)	$(4,847)	$3,988,160

Comprehensive Income:
Net income	6,110	604,868	—	—	—	610,978
Other comprehensive income:
Unrealized loss on investments, net	—	—	—	—	(97)	(97)
Foreign currency translation adjustment, net	—	—	—	—	8,809	8,809

Comprehensive Income	6,110	604,868	—	—	8,712	619,690

Cash distributions to ACMC and unitholders ($2.60 per unit)	(6,572)	(647,653)	—	—	—	(654,225)
Capital contributions from general partner	—	—	1,057	—	—	1,057
Purchases of Alliance Holding Units to fund deferred compensation plans, net	—	(910)	—	(72,171)	—	(73,081)
Compensatory Alliance Holding Unit options expense	—	283	—	—	—	283
Amortization of deferred compensation expense	—	—	—	59,510	—	59,510
Compensation plan accrual	23	2,244	(2,267)	—	—	—
Proceeds from exercise of options to acquire Alliance Holding Units	221	21,836	—	—	—	22,057

Balance as of December 31, 2002	41,335	4,082,433	(35,137)	(129,045)	3,865	3,963,451

Comprehensive Income:
Net income	3,298	326,510	—	—	—	329,808
Other comprehensive income:
Unrealized gain on investments, net	—	—	—	—	2,325	2,325
Foreign currency translation adjustment, net	—	—	—	—	21,378	21,378

Comprehensive Income	3,298	326,510	—	—	23,703	353,511

Cash distributions to ACMC and unitholders ($2.24 per unit)	(5,671)	(560,927)	—	—	—	(566,598)
Capital contributions from general partner	—	—	1,734	—	—	1,734
Purchases of Alliance Holding Units to fund deferred compensation plans, net	—	(15,690)	—	(51,390)	—	(67,080)
Compensatory Alliance Holding Unit options expense	—	2,589	—	—	—	2,589
Amortization of deferred compensation expense	—	—	—	69,301	—	69,301
Compensation plan accrual	23	2,272	(2,295)	—	—	—
Proceeds from exercise of options to acquire Alliance Holding Units	210	21,351	—	—	—	21,561

Balance as of December 31, 2003	39,195	3,858,538	(35,698)	(111,134)	27,568	3,778,469

Comprehensive Income:
Net income	7,052	698,098	—	—	—	705,150
Other comprehensive income:
Unrealized loss on investments, net	—	—	—	—	(236)	(236)
Foreign currency translation adjustment, net	—	—	—	—	14,768	14,768

Comprehensive Income	7,052	698,098	—	—	14,532	719,682

Cash distributions to ACMC and unitholders ($1.50 per unit)	(3,838)	(379,144)	—	—	—	(382,982)
Capital contributions from general partner	—	—	5,901	—	—	5,901
Purchases of Alliance Holding Units to fund deferred compensation plans, net	9	(8,557)	—	(36,532)	—	(45,080)
Compensatory Alliance Holding Unit options expense	—	2,356	—	—	—	2,356
Amortization of deferred compensation expense	—	—	—	58,647	—	58,647
Compensation plan accrual	32	3,224	(3,256)	—	—	—
Proceeds from exercise of options to acquire Alliance Holding Units	467	46,238	—	—	—	46,705

Balance as of December 31, 2004	$42,917	$4,220,753	$(33,053)	$(89,019)	$42,100	$4,183,698

See Accompanying Notes to Consolidated Financial Statements.

ALLIANCE CAPITAL MANAGEMENT L.P.

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2004	2003	2002

Cash flows from operating activities:
Net income	$705,150	$329,808	$610,978
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred sales commissions	177,356	208,565	228,968
Amortization of deferred compensation	101,561	116,357	99,237
Depreciation and other amortization	74,878	77,583	71,584
Other, net	7,859	(13,057)	3,825
Changes in assets and liabilities:
(Increase) decrease in segregated cash and securities	(203,240)	(111,478)	240,835
Decrease (increase) in receivable from brokers and dealers	137,052	(658,979)	484,544
(Increase) in receivable from brokerage clients	(21,154)	(114,861)	(60,544)
(Increase) decrease in fees receivable, net	(13,187)	(57,322)	83,184
(Increase) in trading investments	(56,105)	(12,273)	(30,053)
(Increase) in deferred sales commissions	(44,584)	(94,886)	(81,597)
(Increase) decrease other investments	(29,996)	(9,591)	31,082
(Increase) in other assets	(2,142)	(6,968)	(8,048)
Increase (decrease) in payable to Alliance mutual funds	9,488	(5,101)	(91,834)
(Decrease) increase in payable to brokers and dealers	(339,687)	537,619	(407,926)
Increase (decrease) in payable to brokerage clients	761,098	320,312	(243,988)
(Decrease) increase in accounts payable and accrued expenses	(267,879)	287,600	34,235
(Decrease) in accrued compensation and benefits, less deferred compensation	(28,304)	(35,372)	(61,462)
Net cash provided by operating activities	968,164	757,956	903,020
Cash flows from investing activities:
Purchases of investments	(27,407)	(62,607)	(10,543)
Proceeds from sales of investments	38,046	36,514	5,699
Additions to furniture, equipment and leasehold improvements, net	(57,313)	(29,154)	(53,548)
Net cash used in investing activities	(46,674)	(55,247)	(58,392)
Cash flows from financing activities:
Repayment of commercial paper, net of proceeds from issuance	(92)	(22,077)	(202,973)
Cash distributions to ACMC and unitholders	(382,982)	(566,598)	(654,225)
Capital contributions from general partner	5,901	1,734	1,057
Proceeds from exercise of options to acquire Alliance Holding Units	46,705	21,561	22,057
Purchases of Alliance Holding Units to fund deferred compensation plans, net	(45,080)	(67,080)	(73,081)
Net cash used in financing activities	(375,548)	(632,460)	(907,165)
Effect of exchange rate changes on cash and cash equivalents	12,723	14,851	6,281
Net increase (decrease) in cash and cash equivalents	558,665	85,100	(56,256)
Cash and cash equivalents as of beginning of the period	502,858	417,758	474,014
Cash and cash equivalents as of end of the period	$1,061,523	$502,858	$417,758
Cash paid:
Interest	$55,102	$43,505	$58,429
Income taxes	$33,516	$29,928	$30,435

See Accompanying Notes to Consolidated Financial Statements.

ALLIANCE CAPITAL MANAGEMENT L.P. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The words “we” and “our” refer collectively to Alliance Capital Management Holding L.P. (“Alliance Holding”) and Alliance Capital Management L.P. and its subsidiaries (“Alliance Capital”), or to their officers and employees.  Similarly, the word “company” refers to both Alliance Holding and Alliance Capital.  Where the context requires distinguishing between Alliance Holding and Alliance Capital, we identify which of them is being discussed.

1.  Organization and Business Description

Alliance Holding is a registered investment adviser under the Investment Advisers Act of 1940 (“Advisers Act”). Alliance Holding’s principal source of income and cash flow is attributable to its investment in Alliance Capital.

Alliance Capital provides diversified investment management and related services globally to a broad range of clients including:

•                  institutional investors, including unaffiliated corporate and public employee pension funds, endowment funds, domestic and foreign institutions and governments and affiliates such as AXA and certain of its insurance company subsidiaries, by means of separately managed accounts, institutional sub-advisory relationships, structured products, group trusts, mutual funds, and other investment vehicles;

•                  individual investors, primarily by means of retail mutual funds sponsored by Alliance Capital, its subsidiaries and affiliated joint venture companies, sub-advisory relationships in respect of mutual funds sponsored by third parties, “separately managed account programs”, and other investment vehicles;

•                  private clients, including high-net-worth individuals, trusts and estates, charitable foundations, partnerships, private and family corporations, and other entities, by means of separately managed accounts, hedge funds, mutual funds and other investment vehicles; and

•                  institutional investors desiring institutional research services by means of in-depth research, portfolio strategy, trading, and brokerage-related services.

We also provide distribution and/or shareholder and administrative services to our sponsored mutual funds.

We provide a broad range of investment services with expertise in both growth and value oriented strategies, the two predominant equity investment styles, blend strategies that combine growth and value, fixed income strategies, including both taxable and tax-exempt securities, balanced strategies that combine equity and fixed income, and passive strategies, including index and enhanced index portfolios.  Our product line includes international, global, and emerging markets services, as well as local and regional services in major markets around the world.

We have a broad foundation in fundamental research, including comprehensive industry and company coverage from the differing perspectives of growth, value, and fixed income, as well as global economic and currency forecasting capabilities and quantitative research.

As of December 31, 2004, AXA, a société anonyme organized under the laws of France and the holding company for an international group of insurance and related financial services companies, AXA Financial, Inc. (an indirect wholly-owned subsidiary of AXA, “AXA Financial”), AXA Equitable Life Insurance Company (formerly known as The Equitable Life Assurance Society of the United States and a wholly-owned subsidiary of AXA Financial, “AXA Equitable”) and certain subsidiaries of AXA Equitable, collectively owned approximately 1.8% of the issued and outstanding Alliance Holding Units and approximately 60.3% of the issued and outstanding Alliance Capital Units.

As of December 31, 2004, the ownership structure of Alliance Capital, as a percentage of limited partnership interests, was as follows:

AXA, AXA Financial, AXA Equitable, and certain subsidiaries of AXA Equitable	60.3%
Alliance Holding	31.7
SCB Partners Inc. (a wholly-owned subsidiary of SCB Inc.; formerly known as Sanford C. Bernstein Inc.)	6.4
Other	1.6
100.0%

Alliance Capital Management Corporation (“ACMC”), an indirect wholly-owned subsidiary of AXA Financial, is the general partner of both Alliance Holding and Alliance Capital.  ACMC owns 100,000 general partnership units in Alliance Holding and a 1% general partnership interest in Alliance Capital.  Including the general partnership interests in Alliance Capital and Alliance Holding, and their equity interest in Alliance Holding, AXA, AXA Financial, AXA Equitable and certain subsidiaries of AXA Equitable collectively have an approximate 61.3% economic interest in Alliance Capital.

2.             Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the financial statements requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Principles of Consolidation

The consolidated financial statements include Alliance Capital, its majority-owned and/or controlled subsidiaries and company-sponsored mutual funds during their incubation periods. The equity method of accounting is used for unconsolidated joint ventures and certain investment vehicles where Alliance Capital’s ownership interest is less than 50%. All significant inter-company transactions and balances among the consolidated entities have been eliminated.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, demand deposits and highly liquid investments including money market accounts with average maturities of three months or less. Due to the short-term nature of these instruments, this recorded value has been determined to approximate fair value.

Fee Receivables, Net

Fee receivables are shown net of allowances. An allowance for doubtful accounts related to investment advisory and services fees is determined through an analysis of the aging of receivables, assessments of collectibility based on historical trends and other qualitative and quantitative analyses.

Collateralized Securities Transactions

Customers’ securities transactions are reported on a settlement date basis, with related commission income and expenses reported on a trade date basis. Receivables from and payables to customers include amounts due on cash and margin transactions. Securities owned by customers are held as collateral for receivables; collateral is not reflected in the consolidated financial statements. Principal securities transactions and related expenses are recorded on a trade date basis.

Sanford C. Bernstein & Co., LLC (“SCB LLC”) and Sanford C. Bernstein Limited (“SCBL”), both wholly-owned subsidiaries, account for transfers of financial assets in accordance with Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Securities borrowed and securities loaned are recorded at the amount of cash collateral advanced or received in connection with the transaction and are included in receivables from and payables to brokers and dealers in the consolidated statements of financial condition. Securities borrowed transactions require SCB LLC and SCBL to deposit cash collateral with the lender. With respect to securities loaned, SCB LLC and SCBL receive cash collateral from the borrower. The initial collateral advanced or received approximates or is greater than the fair value of securities borrowed or loaned. SCB LLC and SCBL monitor the fair value of the securities borrowed and loaned on a daily basis and request additional collateral or return excess collateral, as appropriate. Income or expense is recognized over the life of the transactions.

Investments

Investments, principally investments in United States Treasury Bills, unconsolidated company-sponsored mutual funds and securities held by consolidated company-sponsored mutual funds, are classified as either trading or available-for-sale securities. The trading investments are stated at fair value with unrealized gains and losses reported in net income. Available-for-sale investments are stated at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income in partners’ capital. Realized gains and losses on the sale of investments are included in income currently and are determined using the specific-identification method.

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

Goodwill, Net

Goodwill represents the excess of the purchase price over the fair value of identifiable assets of acquired companies, less accumulated amortization. Prior to 2002, goodwill was amortized over estimated useful lives ranging from twenty to forty years. The company adopted Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets”, on January 1, 2002. Under SFAS No. 142, goodwill is no longer amortized but is tested annually for impairment. Goodwill impairment is indicated if the net recorded value of Alliance Capital’s assets and liabilities exceeds estimated fair value, which would then require the measurement of Alliance Capital’s assets and liabilities as if Alliance Capital had been acquired. This measurement may or may not result in goodwill impairment. If impaired, the recorded amount is reduced to estimated fair value with a corresponding charge to earnings.

Intangible Assets, Net

Intangible assets consist of costs assigned to investment management contracts of businesses acquired, less accumulated amortization. These costs are being amortized on a straight-line basis over estimated useful lives of twenty years.

The gross carrying amount of intangible assets subject to amortization totaled $414.0 million at December 31, 2004 and 2003, and accumulated amortization was $88.0 million at December 31, 2004 and $67.3 million at December 31, 2003. Amortization expense was $20.7 million for each of the years ended December 31, 2004, 2003, and 2002, and estimated amortization expense for each of the next five years is approximately $20.7 million.

Management tests intangible assets for impairment quarterly, or monthly when events or changes in circumstances occur that could significantly increase the risk of impairment of these assets. Estimated fair value is determined using management’s best estimate of future cash flows discounted to a present value amount. Estimated fair value is then compared to the recorded book value to determine if impairment is indicated. If management determines these assets are not recoverable, an impairment condition would exist and the impairment loss would be measured as the amount by which the recorded amount of those assets exceeds their estimated fair value.

Deferred Sales Commissions, Net

Sales commissions paid to financial intermediaries in connection with the sale of shares of open-end company-sponsored mutual funds sold without a front-end sales charge are capitalized as deferred sales commissions and amortized over periods not exceeding five and one-half years, the periods of time during which deferred sales commissions are generally recovered from distribution services fees received from those funds and from contingent deferred sales charges (“CDSC”) received from shareholders of those funds upon the redemption of their shares. CDSC cash recoveries are recorded as reductions of unamortized deferred sales commissions when received.

Management tests the deferred sales commission asset for impairment quarterly, or monthly when events or changes in circumstances occur that could significantly increase the risk of impairment of the asset.  Significant assumptions utilized to estimate the company’s future average assets under management and undiscounted future cash flows from back-end load shares include expected future market levels and redemption rates.  Estimates of undiscounted future cash flows and the remaining life of the deferred sales commission asset are made from these assumptions and the aggregate undiscounted future cash flows are compared to the recorded value of the deferred commission asset.  Management considers the results of these analyses performed at various dates.  If management determines in the future that the deferred sales commission asset is not recoverable, an impairment condition would exist and a loss would be measured as the amount by which the recorded amount of the asset exceeds its estimated fair value.  Estimated fair value is determined using management’s best estimate of future cash flows discounted to a present value amount.

Loss Contingencies

We evaluate the likelihood that a loss contingency exists in accordance with Statement of Financial Accounting Standards No. 5 (“SFAS No. 5”), “Accounting for Contingencies”.  SFAS No. 5 requires a loss contingency to be recorded if it is probable and reasonably estimable as of the date of the financial statements.

Revenue Recognition

Investment advisory and services base fees, generally calculated as a percentage, referred to as “basis points”, of assets under management for clients, are recorded as revenue as the related services are performed. Certain investment advisory contracts provide for a performance fee, in addition to or in lieu of a base fee, that is calculated as either a percentage of absolute investment results or a percentage of investment results in excess of a stated benchmark over a specified period of time. Performance fees are recorded as revenue at the end of each measurement period. Investment advisory and services fees include brokerage transaction charges received by SCB LLC for certain private client and institutional investment management client transactions. Institutional research services revenue consists of brokerage transaction charges received by SCB LLC and SCBL for in-depth research and other services provided to institutional investors. Brokerage transaction charges earned and related expenses are recorded on a trade date basis. Distribution revenues and shareholder servicing fees are accrued as earned.

Mutual Fund Underwriting Activities

Purchases and sales of shares of our mutual funds in connection with the underwriting activities of our subsidiaries, including related commission income, are recorded on trade date. Receivables from brokers and dealers for sale of shares of our mutual funds are generally realized within three business days from trade date, in conjunction with the settlement of the related payables to our mutual funds for share purchases. Distribution plan and other promotion and servicing payments are recognized as an expense when incurred.

Compensatory Option Plans

In 2002, we adopted the fair value method of recording compensation expense on a prospective basis, using a straight-line amortization policy, relating to compensatory option awards of Alliance Holding Units as permitted by Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation”, as amended by Statement of Financial Accounting Standards No. 148 (“SFAS No. 148”), “Accounting for Stock-Based Compensation—Transition and Disclosure”. Under the fair value method, compensation expense is measured at the grant date based on the estimated fair value of the award and is recognized over the vesting period. Fair value is determined using the Black-Scholes option valuation model. See Note 16 for a description of the compensatory option plans and the Black-Scholes option valuation model. Compensation expense, net of taxes, resulting from 2004, 2003, and 2002 compensatory unit option awards, totaled approximately $2.2 million, $2.5 million, and $0.3 million for the years ended December 31, 2004, 2003, and 2002, respectively.

For compensatory option awards granted prior to 2002, we applied the provisions of Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees”, under which compensation expense is recognized only if the market value of the underlying Alliance Holding Units exceeds the exercise price at the date of grant. We did not record compensation expense for compensatory option awards made prior to 2002 because those options were granted with exercise prices equal to the market value of the underlying Alliance Holding Units on the date of grant. Had we recorded compensation expense for those options based on their market value at grant date under SFAS No. 123, net income for 2004, 2003, and 2002 would have been reduced to the pro forma amounts indicated below:

	Years Ended December 31,
	2004	2003	2002
	(in thousands, except per unit amounts)
SFAS No. 123 pro forma net income:
Net income as reported	$705,150	$329,808	$610,978
Add: stock-based compensation expense included in net income, net of tax	2,231	2,460	269
Deduct: total stock-based compensation expense determined under fair value method for all awards, net of tax	(4,901)	(10,800)	(17,782)
SFAS No. 123 pro forma net income	$702,480	$321,468	$593,465

Net income per unit:
Basic net income per unit as reported	$2.76	$1.30	$2.42

Basic net income per unit pro forma	$2.75	$1.27	$2.35

Diluted net income per unit as reported	$2.74	$1.29	$2.39

Diluted net income per unit pro forma	$2.73	$1.26	$2.32

Foreign Currency Translation

Assets and liabilities of foreign subsidiaries are translated into United States dollars (“US$”) at exchange rates in effect at the balance sheet dates, and related revenues and expenses are translated into US$ at average exchange rates in effect during each period. Net foreign currency gains and losses resulting from the translation of assets and liabilities of foreign operations into US$ are reported as a separate component of accumulated other comprehensive income in the consolidated statements of changes in partners’ capital and comprehensive income. Net realized foreign currency transaction gains and (losses) were $(1.8) million, $3.0 million, and $1.3 million for 2004, 2003, and 2002, respectively.

Cash Distributions

Alliance Capital is required to distribute all of its Available Cash Flow, as defined in the Amended and Restated Agreement of Limited Partnership of Alliance Capital (“Alliance Capital Partnership Agreement”), to ACMC and its unitholders. Cash distributions are recorded when declared.

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

Reclassifications

Certain prior period amounts have been reclassified to conform to current year presentation. These include separate disclosures of changes in trading investments and other investments in the consolidated statements of cash flows. Also, the components within investment advisory services fees have been reclassified in conjunction with the reclassification of assets under management.

3.                                      Cash and Securities Segregated Under Federal Regulations and Other Requirements

As of December 31, 2004 and 2003, $1.5 billion and $1.3 billion, respectively, of United States Treasury Bills were segregated in a special reserve bank custody account for the exclusive benefit of brokerage customers of SCB LLC under rule 15c3-3 of the Securities Exchange Act of 1934 (“Exchange Act”).  On January 4, 2005, we deposited an additional $0.3 billion in United States Treasury Bills in a special reserve account pursuant to Rule 15c3-3 requirements.

4.                                      Net Income Per Unit

Basic net income per unit is derived by reducing net income for the 1% general partnership interest and dividing the remaining 99% by the basic weighted average number of units outstanding for each year. Diluted net income per unit is derived by reducing net income for the 1% general partnership interest and dividing the remaining 99% by the total of the basic weighted average number of units outstanding and the dilutive unit equivalents resulting from outstanding compensatory options:

	Years Ended December 31,
	2004	2003	2002
	(in thousands, except per unit amounts)

Net income	$705,150	$329,808	$610,978

Weighted average units outstanding—basic	253,121	250,639	249,644
Dilutive effect of compensatory options	1,644	2,391	3,751
Weighted average units outstanding—diluted	254,765	253,030	253,395

Basic net income per unit	$2.76	$1.30	$2.42

Diluted net income per unit	$2.74	$1.29	$2.39

As of December 31, 2004, 2003, and 2002, out-of-the-money options to acquire 4,336,500, 7,997,700, and 4,856,500 Alliance Holding Units, respectively, have been excluded from the diluted net income per unit computation due to their anti-dilutive effect.

5.                                      Receivables, Net

Receivables are comprised of:

	December 31,
	2004	2003
	(in thousands)
Brokers and dealers:
Deposits for securities borrowed	$1,364,990	$1,523,565
Other	122,611	94,317
Total brokers and dealers	1,487,601	1,617,882
Brokerage clients	352,108	334,482
Fees, net:
Alliance mutual funds	141,435	131,314
Unaffiliated clients (net of allowance of $1,707 in 2004 and $2,922 in 2003)	206,550	201,062
Affiliated clients	6,532	5,335
Total fees receivable, net	354,517	337,711
Total receivables, net	$2,194,226	$2,290,075

6.                                      Investments

As of December 31, 2004 and 2003, investments consisted of investments available-for-sale, principally company-sponsored mutual funds, and trading investments, principally United States Treasury Bills and company-sponsored mutual funds.  As of December 31, 2004 and 2003, United States Treasury Bills with a fair market value of $16.9 million and $17.0 million, respectively, were on deposit with various clearing organizations.

The following is a summary of the cost and fair value of investments as of December 31, 2004 and 2003:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
December 31, 2004:
Available-for-sale:
Equity investments	$32,245	$1,555	$(4)	$33,796
Fixed income investments	1,042	378	—	1,420
	33,287	1,933	(4)	35,216
Trading:
Equity investments	116,977	10,608	(642)	126,943
Fixed income investments	29,619	483	(94)	30,008
	146,596	11,091	(736)	156,951

Total investments	$179,883	$13,024	$(740)	$192,167

December 31, 2003:
Available-for-sale:
Equity investments	$43,615	$2,220	$(59)	$45,776
Fixed income investments	300	4	(1)	303
	43,915	2,224	(60)	46,079
Trading:
Equity investments	37,002	14,331	(4,056)	47,277
Fixed income investments	28,231	562	(278)	28,515
	65,233	14,893	(4,334)	75,792

Total investments	$109,148	$17,117	$(4,394)	$121,871

Proceeds from sales of investments available-for-sale were approximately $38.0 million, $36.5 million, and $5.7 million in 2004, 2003, and 2002, respectively.

Net realized gains and (losses) from our sales of trading and available-for-sale investments were $16.9 million, $14.1 million, and $(6.7) million in 2004, 2003, and 2002, respectively.

We assess valuation declines to determine the extent to which such declines are fundamental to the underlying investment or attributable to market-related factors. Based on this assessment, we do not believe the declines are other than temporary.

7.                                      Furniture, Equipment and Leasehold Improvements, Net

Furniture, equipment and leasehold improvements are comprised of:

	December 31,
	2004	2003
	(in thousands)

Furniture and equipment	$342,267	$325,269
Leasehold improvements	191,064	174,935
	533,331	500,204
Less: Accumulated depreciation and amortization	(317,964)	(274,083)
Furniture, equipment and leasehold improvements, net	$215,367	$226,121

8.                                      Deferred Sales Commissions, Net

The components of deferred sales commissions for the years ended December 31, 2004 and 2003 were as follows:

	December 31,
	2004	2003
	(in thousands)

Gross carrying amount of deferred sales commissions	$959,930	$1,283,916
Less: Accumulated amortization	(554,970)	(701,483)
Cumulative CDSC received	(150,504)	(195,215)
Deferred sales commissions, net	$254,456	$387,218

Amortization expense was $177.4 million, $208.6 million, and $229.0 million for the years ended December 31, 2004, 2003, and 2002, respectively. The estimated amortization expense of the December 31, 2004 net asset balance is as follows (in thousands):

2005	$121,793
2006	70,020
2007	38,569
2008	17,652
2009 and thereafter	6,422
$254,456

9.                                      Other Investments

Other investments are comprised of:

	December 31,
	2004	2003
	(in thousands)

Investments in sponsored partnerships and other investments	$48,037	$17,911
Investments in unconsolidated affiliates	13,313	10,636
Other investments	$61,350	$28,547

10.                               Debt

Total available credit, debt outstanding, and weighted average interest rates as of December 31, 2004 and 2003 were as follows:

	December 31,
	2004			2003
	Credit Available	Debt Outstanding	Interest Rate	Credit Available	Debt Outstanding	Interest Rate
	(in millions)

Senior notes	$600.0	$399.2	5.6%	$600.0	$398.8	5.6%
Commercial paper	425.0	—	—	425.0	—	—
Revolving credit facility	375.0	—	—	375.0	—	—
Extendible commercial notes	100.0	—	—	100.0	—	—
Other	n/a	8.3	4.0	n/a	6.5	2.8
Total	$1,500.0	$407.5	5.6%	$1,500.0	$405.3	5.6%

In August 2001, we issued $400 million 5.625% Notes (“Senior Notes”) pursuant to a shelf registration statement under which we may issue up to $600 million in senior debt securities. The Senior Notes mature in 2006 and are redeemable at any time. The proceeds from the Senior Notes were used to reduce commercial paper and credit facility borrowings and for other general partnership purposes.

In September 2002, we entered into an $800 million five-year revolving credit facility with a group of commercial banks and other lenders. Of the $800 million total, $425 million is intended to provide back-up liquidity for our $425 million commercial paper program, with the balance available for general purposes. Under this revolving credit facility, the interest rate, at our option, is a floating rate generally based upon a defined prime rate, a rate related to the London Interbank Offered Rate (LIBOR) or the Federal Funds rate. The revolving credit facility contains covenants which, among other things, require us to meet certain financial ratios. We were in compliance with the covenants as of December 31, 2004.

As of December 31, 2004, we maintained a $100 million extendible commercial notes (“ECN”) program as a supplement to our $425 million commercial paper program. ECNs are short-term uncommitted debt instruments that do not require back-up liquidity support.

The fair value, based on market quotes, of the senior notes as of December 31, 2004 was $413.9 million, as compared with their carrying value of $399.2 million.  The other notes, with a carrying value of $8.3 million, were issued in connection with a previous acquisition. Since these notes were part of a private transaction, their fair value is not practical to obtain.

11.                               Commitments and Contingencies

Operating Leases

We lease office space, furniture and office equipment under various operating leases. The future minimum payments under noncancelable leases, sublease commitments, and payments, net of sublease commitments as of December 31, 2004 are as follows:

	Payments	Sublease	Net Payments
	(in millions)

2005	$84.0	$8.5	$75.5
2006	80.2	3.8	76.4
2007	77.6	3.0	74.6
2008	74.5	2.7	71.8
2009	69.0	2.1	66.9
2010 and thereafter	667.6	17.5	650.1
Total future minimum payments	$1,052.9	$37.6	$1,015.3

Office leases contain escalation clauses that provide for the pass through of increases in operating expenses and real estate taxes. Rent expense was $78.5 million, $65.5 million, and $76.1 million, respectively, for the years ended December 31, 2004, 2003, and 2002, respectively, net of sublease income of $5.3 million, $3.9 million, and $4.1 million for the years ended December 31, 2004, 2003, and 2002, respectively.

Deferred Sales Commission Asset

Our mutual fund distribution system (“the “System”) includes a multi-class share structure that permits our open-end mutual funds to offer investors various options for the purchase of mutual fund shares, including both front-end load shares and back-end load shares. For front-end load shares, AllianceBernstein Investment Research and Management, Inc. (“ABIRM”), a wholly-owned subsidiary, pays sales commissions to the financial intermediaries distributing the funds from the conventional front-end sales charge it receives from investors at the time of sale. For back-end load shares, ABIRM pays sales commissions to the financial intermediaries at the time of sale and also receives higher ongoing distribution services fees from the mutual funds. In addition, investors who redeem before the expiration of the minimum holding period (which ranges from one year to four years) pay a CDSC to ABIRM.

Our payments of sales commissions to financial intermediaries in connection with the sale of back-end load shares under the System are capitalized as deferred sales commissions (“deferred sales commission asset”) and amortized over periods not exceeding five and one-half years, the periods of time during which the deferred sales commission asset is expected to be recovered. CDSC cash recoveries are recorded as reductions of unamortized deferred sales commissions when received. The amount recorded for the net deferred sales commission asset was $254.5 million and $387.2 million as of December 31, 2004 and 2003, respectively. Payments of sales commissions made to financial intermediaries in connection with the sale of back-end load shares under the System, net of CDSC received of $32.9 million, $37.5 million, and $52.8 million, respectively, totaled approximately $44.6 million, $94.9 million, and $81.6 million during 2004, 2003, and 2002, respectively.

Management tests the deferred sales commission asset for recoverability quarterly, or monthly when events or changes in circumstances occur that could significantly increase the risk of impairment of the asset. Significant assumptions utilized to estimate the company’s future average assets under management and undiscounted future cash flows from back-end load shares include expected future market levels and redemption rates. Market assumptions are selected using a long-term view of expected average market returns based on historical returns of broad market indices. At December 31, 2004, management used average market return assumptions of 5% for fixed income and 8% for equity to estimate annual market returns. Higher actual average market returns would increase undiscounted future cash flows, while lower actual average market returns would decrease undiscounted future cash flows. Future redemption rate assumptions were determined by reference to actual redemption experience over the five-year, three-year and one-year periods ended December 31, 2004. Based on the actual redemption rates, including increased redemption rates experienced more recently, management used a range of possible annual redemption rates of 19%, 23%, and 25% at December 31, 2004, calculated as a percentage of the company’s average assets under management of back-end load shares. An increase in the actual rate of redemptions would decrease undiscounted future cash flows, while a decrease in the actual rate of redemptions would increase undiscounted future cash flows. These assumptions are reviewed and updated quarterly, or monthly when events or changes in circumstances occur that could significantly increase the risk of impairment of the asset. Estimates of undiscounted future cash flows and the remaining life of the deferred sales commission asset are made from these assumptions and the aggregate undiscounted future cash flows are compared to the recorded value of the deferred sales commission asset. Management considers the results of these analyses performed at various dates. As of December 31, 2004, management determined that the deferred sales commission asset was not impaired. If management determines in the future that the deferred sales commission asset is not recoverable, an impairment condition would exist and a loss would be measured as the amount by which the recorded amount of the asset exceeds its estimated fair value. Estimated fair value is determined using management’s best estimate of future cash flows discounted to a present value amount.

During 2004, equity markets increased by approximately 11% as measured by the change in the Standard & Poor’s 500 Stock Index and fixed income markets increased by approximately 4% as measured by the change in the Lehman Brothers’ Aggregate Bond Index. The redemption rate for domestic back-end load shares was approximately 25.1% in 2004. Declines in financial markets or higher redemption levels, or both, as compared to the assumptions used to estimate undiscounted future cash flows, as described above, could result in the impairment of the deferred sales commission asset. Due to the volatility of the capital markets and changes in redemption rates, management is unable to predict whether or when a future impairment of the deferred sales commission asset might occur. Any impairment would reduce materially the recorded amount of the deferred sales commission asset with a corresponding charge to earnings.

Legal Proceedings

On April 8, 2002, in In re Enron Corporation Securities Litigation, a consolidated complaint (“Enron Complaint”) was filed in the district court in the Southern District of Texas, Houston Division, against numerous defendants, including Alliance Capital.  The principal allegations of the Enron Complaint, as they pertain to Alliance Capital, are that Alliance Capital violated Sections 11 and 15 of the Securities Act with respect to a registration statement filed by Enron Corp. (“Enron”) and effective with the SEC on July 18, 2001, which was used to sell $1.9 billion Enron Zero Coupon Convertible Notes due 2021.  Plaintiffs allege that the registration statement was materially misleading and that Frank Savage, who was at that time an employee of Alliance Capital and a director of the General Partner of Alliance Capital, signed the registration statement at issue.  Plaintiffs further allege that Alliance Capital was a controlling person of Frank Savage.  Plaintiffs therefore assert that Alliance Capital is itself liable for the allegedly misleading registration statement.  Plaintiffs seek rescission or a rescissionary measure of damages.  On June 3, 2002, Alliance Capital moved to dismiss the Enron Complaint as the allegations therein pertain to it. On March 12, 2003, that motion was denied.  A First Amended Consolidated Complaint (“Enron Amended Consolidated Complaint”), with substantially similar allegations as to Alliance Capital, was filed on May 14, 2003.  Alliance Capital filed its answer on June 13, 2003.  On May 28, 2003, plaintiffs filed an Amended Motion for Class Certification.  On October 23, 2003, following the completion of class discovery, Alliance Capital filed its opposition to class certification.  That motion is pending.  The case is currently in discovery.

We believe that plaintiffs’ allegations in the Enron Amended Consolidated Complaint as to us are without merit and intend to vigorously defend against these allegations.  At the present time, we are unable to estimate the impact, if any, that the outcome of this matter will have on our results of operations or financial condition.

On May 7, 2002, a complaint entitled The Florida State Board of Administration v. Alliance Capital Management L.P. (“SBA Complaint”) was filed in the Circuit Court of the Second Judicial Circuit, in and for Leon County, Florida against Alliance Capital.  The SBA Complaint alleged breach of contract relating to the Investment Management Agreement between The Florida State Board of Administration (“SBA”) and Alliance Capital, breach of the covenant of good faith and fair dealing contained in the Investment Management Agreement, breach of fiduciary duty, negligence, gross negligence and violation of the Florida Securities and Investor Protection Act, in connection with purchases and sales of Enron common stock for the SBA investment account.  The SBA Complaint sought more than $300 million in compensatory damages and an unspecified amount of punitive damages.  On June 10, 2002, Alliance Capital moved to dismiss the SBA Complaint.  On September 12, 2002, the court denied Alliance Capital’s motion to dismiss the SBA Complaint in its entirety. On November 13, 2003, the SBA filed an amended complaint (“Amended SBA Complaint”), which contains similar Enron-related claims and also alleges that Alliance Capital breached its contract with the SBA by investing in or continuing to hold stocks for the SBA’s investment portfolio that were not “1-rated,” the highest rating that Alliance Capital’s research analysts could assign. The Amended SBA Complaint also added claims for negligent supervision and common law fraud. The Amended SBA Complaint seeks rescissionary damages for all purchases of stocks that were not 1-rated, as well as damages for those that were not sold on a downgrade.  During the third quarter of 2004, the SBA asserted in discovery that its Enron-related and 1-rated stock-related damages (including statutory interest) are approximately $2.9 billion. In November 2004, each party moved for partial summary judgment.  On January 14, 2005, the court granted, in part, Alliance Capital’s motion.  The trial commenced on March 8, 2005 and is expected to continue for approximately six weeks.

We believe that the SBA’s allegations in the Amended SBA Complaint are without merit and intend to vigorously defend against these allegations.  At the present time, we are unable to estimate the impact, if any, that the outcome of this matter will have on our results of operations or financial condition.

On September 12, 2002, a complaint entitled Lawrence E. Jaffe Pension Plan, Lawrence E. Jaffe Trustee U/A 1198 v. Alliance Capital Management L.P., Alfred Harrison and Alliance Premier Growth Fund, Inc. (“Jaffe Complaint”) was filed in the United States District Court in the Southern District of New York against Alliance Capital, Alfred Harrison and the AllianceBernstein Premier Growth Fund (“Premier Growth Fund”) alleging violation of the Investment Company Act.  Plaintiff seeks damages equal to Premier Growth Fund’s losses as a result of Premier Growth Fund’s investment in shares of Enron and a recovery of all fees paid to Alliance Capital beginning November 1, 2000.  On March 24, 2003, the court granted Alliance Capital’s motion to transfer the Jaffe Complaint to the United States District Court for the District of New Jersey for coordination with the now dismissed Benak v. Alliance Capital Management L.P. and Alliance Premier Growth Fund action then pending.  On December 5, 2003, plaintiff filed an amended complaint (“Amended Jaffe Complaint”) in the United States District Court for the District of New Jersey alleging violations of Section 36(a) of the Investment Company Act, common law negligence, and negligent misrepresentation.  Specifically, the Amended Jaffe Complaint alleges that: (i) the defendants breached their fiduciary duties of loyalty, care and good faith to Premier Growth Fund by causing Premier Growth Fund to invest in securities of Enron, (ii) the defendants were negligent for investing in securities of Enron, and (iii) through prospectuses and other documents defendants misrepresented material facts related to Premier Growth Fund’s investment objective and policies.  On January 23, 2004, defendants moved to dismiss the Amended Jaffe Complaint. That motion is pending.

Alliance Capital and Alfred Harrison believe that plaintiff’s allegations in the Amended Jaffe Complaint are without merit and intend to vigorously defend against these allegations.  At the present time, we are unable to estimate the impact, if any, that the outcome of this matter will have on our results of operations or financial condition.

On December 13, 2002, a putative class action complaint entitled Patrick J. Goggins, et al. v. Alliance Capital Management L.P., et al. (“Goggins Complaint”) was filed in the United States District Court for the Southern District of New York against Alliance Capital, Premier Growth Fund and individual directors and certain officers of Premier Growth Fund.  On August 13, 2003, the court granted Alliance Capital’s motion to transfer the Goggins Complaint to the United States District Court for the District of New Jersey.  On December 5, 2003, plaintiffs filed an amended complaint (“Amended Goggins Complaint”) in the United States District Court for the District of New Jersey, which alleges that defendants violated Sections 11, 12(a)(2) and 15 of the Securities Act because the Fund’s registration statements and prospectuses contained untrue statements of material fact and omitted material facts.  More specifically, the Amended Goggins Complaint alleges that the Fund’s investment in Enron was inconsistent with the Fund’s stated strategic objectives and investment strategies.  Plaintiffs seek rescissionary relief or an unspecified amount of compensatory damages on behalf of a class of persons who purchased shares of Premier Growth Fund during the period October 31, 2000 through February 14, 2002.  On January 23, 2004, Alliance Capital moved to dismiss the Amended Goggins Complaint. On December 10, 2004, the court granted Alliance Capital’s motion and dismissed the case.  On January 5, 2005, plaintiff appealed the court’s decision.

Alliance Capital, Premier Growth Fund and the other defendants believe that plaintiffs’ allegations in the Amended Goggins Complaint are without merit and intend to vigorously defend against these allegations.  At the present time, we are unable to estimate the impact, if any, that the outcome of this matter will have on our results of operations or financial condition.

On October 1, 2003, a class action complaint entitled Erb, et al. v. Alliance Capital Management L.P. (“Erb Complaint”) was filed in the Circuit Court of St. Clair County, Illinois, against Alliance Capital.  The plaintiff, purportedly a shareholder in Premier Growth Fund, alleges that Alliance Capital breached unidentified provisions of Premier Growth Fund’s prospectus and subscription and confirmation agreements that allegedly required that every security bought for Premier Growth Fund’s portfolio must be a “1-rated” stock, the highest rating that Alliance Capital’s research analysts could assign.  Plaintiff alleges that Alliance Capital impermissibly purchased shares of stocks that were not 1-rated.  On June 24, 2004, plaintiff filed an amended complaint (“Amended Erb Complaint”) in the Circuit Court of St. Clair County, Illinois.  The Amended Erb Complaint allegations are substantially similar to those contained in the previous complaint, however, the Amended Erb Complaint adds a new plaintiff and seeks to allege claims on behalf of a purported class of persons or entities holding an interest in any portfolio managed by Alliance Capital’s Large Cap Growth Team.  The Amended Erb Complaint alleges that Alliance Capital breached its contracts with these persons or entities by impermissibly purchasing shares of stocks that were not 1-rated.  Plaintiffs seek rescission of all purchases of any non-1-rated stocks Alliance Capital made for Premier Growth Fund and other Large Cap Growth Team clients’ portfolios over the past eight years, as well as an unspecified amount of damages.  On July 13, 2004, Alliance Capital removed the Erb action to the United States District Court for the Southern District of Illinois on the basis that plaintiffs’ claims are preempted under the Securities Litigation Uniform Standards Act. On August 30, 2004, the District Court remanded the action to the Circuit Court.  On September 15, 2004, Alliance Capital filed a notice of appeal with respect to the District Court’s order. On December 23, 2004, plaintiffs moved to dismiss Alliance Capital’s appeal.  These motions are pending.

We believe that plaintiff’s allegations in the Amended Erb Complaint are without merit and intend to vigorously defend against these allegations.  At the present time, we are unable to estimate the impact, if any, that the outcome of this matter will have on our results of operations or financial condition.

Market Timing-related Matters

On October 2, 2003, a purported class action complaint entitled Hindo, et al. v. AllianceBernstein Growth & Income Fund, et al. (“Hindo Complaint”) was filed against Alliance Capital, Alliance Holding, ACMC, AXA Financial, the AllianceBernstein Funds, the registrants and issuers of those funds, certain officers of Alliance Capital (“Alliance defendants”), and certain other defendants not affiliated with Alliance Capital, as well as unnamed Doe defendants.  The Hindo Complaint was filed in the United States District Court for the Southern District of New York by alleged shareholders of two of the AllianceBernstein Funds.  The Hindo Complaint alleges that certain of the Alliance defendants failed to disclose that they improperly allowed certain hedge funds and other unidentified parties to engage in “late trading” and “market timing” of AllianceBernstein Fund securities, violating Sections 11 and 15 of the Securities Act, Sections 10(b) and 20(a) of the Exchange Act and Sections 206 and 215 of the Investment Advisers Act.  Plaintiffs seek an unspecified amount of compensatory damages and rescission of their contracts with Alliance Capital, including recovery of all fees paid to Alliance Capital pursuant to such contracts.

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

On September 29, 2004, plaintiffs filed consolidated amended complaints with respect to four claim types:  mutual fund shareholder claims; mutual fund derivative claims; derivative claims brought on behalf of Alliance Holding; and claims brought under ERISA by participants in the Profit Sharing Plan for Employees of Alliance Capital.  All four complaints include substantially identical factual allegations, which appear to be based in large part on the SEC Order.  The claims in the mutual fund derivative consolidated amended complaint are generally based on the theory that all fund advisory agreements, distribution agreements and 12b-1 plans between Alliance Capital and the AllianceBernstein Funds should be invalidated, regardless of whether market timing occurred in each individual fund, because each was approved by fund trustees on the basis of materially misleading information with respect to the level of market timing permitted in funds managed by Alliance Capital.  The claims asserted in the other three consolidated amended complaints are similar to those that the respective plaintiffs asserted in their previous federal lawsuits.

We recorded charges totaling $330 million during the second half of 2003 in connection with establishing the $250 million restitution fund and certain other matters.  Alliance Capital paid $296 million (including $250 million to the restitution fund) during 2004 and has cumulatively paid $302 million related to these matters.  However, we cannot determine at this time the eventual outcome, timing or impact of these matters. Accordingly, it is possible that additional charges in the future may be required, the amount, timing, and impact of which we cannot determine at this time.

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

On February 2, 2005, plaintiffs filed a consolidated amended class action complaint (“Aucoin Consolidated Amended Complaint”) that asserts claims substantially similar to the Aucoin Complaint and the nine additional lawsuits referenced above.

We believe that plaintiffs’ allegations in the Aucoin Consolidated Amended Complaint are without merit and intend to vigorously defend against these allegations.  At the present time, we are unable to estimate the impact, if any, that the outcome of this matter will have on our results of operations or financial condition.

Directed Brokerage

Alliance Capital and approximately twelve other investment management firms were mentioned publicly in connection with the settlement by the SEC of charges that Morgan Stanley violated federal securities laws relating to its receipt of compensation for selling specific mutual funds and the disclosure of such compensation. The SEC has indicated publicly that, among other things, it is considering enforcement action in connection with mutual funds’ disclosure of such arrangements and in connection with the practice of considering mutual fund sales in the direction of brokerage commissions from fund portfolio transactions. The SEC has issued subpoenas, and the NASD has issued requests for information, to us in connection with this matter and we have provided documents and other information to the SEC and the NASD and are cooperating fully with their investigations.  On March 11, 2005, discussions commenced with the NASD that management believes will conclude these investigations.  Accordingly, Alliance Capital recorded a $5 million charge against 2004 earnings.

Proof of Claim-related Matters

On January 12, 2005, a purported class action complaint entitled Charles Davidson and Bernard Samson, et al. v. Bruce W. Calvert, et al. (“Davidson Complaint”) was filed against Alliance Capital, ABIRM, various current and former directors of ACMC, and unnamed Doe defendants in the United States District Court for the Southern District of New York by alleged shareholders of

AllianceBernstein Funds.  The Davidson Complaint alleges that Alliance Capital, as investment adviser to the AllianceBernstein Funds, and the other defendants breached their fiduciary duties arising under Sections 36(a), 36(b) and 47(b) of the Investment Company Act by failing to ensure that the AllianceBernstein Funds participated in certain securities class action settlements for which the Funds were eligible.  Plaintiffs seek an unspecified amount of compensatory damages and punitive damages, and forfeiture of all commissions and fees paid to the defendants.

Two additional lawsuits making factual allegations substantially similar to those in the Davidson Complaint were filed against Alliance Capital and certain defendants not affiliated with Alliance Capital, and others may be filed.  One of the lawsuits was brought as a class action in the United States District Court for the District of Massachusetts on behalf of alleged shareholders of the Mass Mutual family of funds.  The other lawsuit was brought as a class action in the United States District Court for the Eastern District of Pennsylvania on behalf of alleged shareholders of the Vanguard family of funds.  Both additional lawsuits: (i) assert claims against Alliance Capital in connection with sub-advisory services provided by Alliance Capital to the respective fund families; (ii) assert claims substantially identical to the Davidson Complaint; and (iii) seek relief substantially identical to the Davidson Complaint.

We believe that plaintiff’s allegations in the Davidson Complaint and the similar complaints are without merit and intend to vigorously defend against these allegations.  At the present time, we do not believe the outcome of these matters will have a material impact on our results of operations or financial condition.

We have not discussed previously disclosed matters relating to the Securities Exchange Board of India because we do not believe they are material.

We are involved in various other inquiries, administrative proceedings and litigation, some of which allege substantial damages.  While any proceeding or litigation has the element of uncertainty, we believe that the outcome of any one of the other lawsuits or claims that is pending or threatened, or all of them combined, will not have a material adverse effect on our results of operations or financial condition.

12.                               Net Capital

SCB LLC, a broker-dealer and member of the NYSE, is subject to Uniform Net Capital Rule 15c3-1 of the Exchange Act. SCB LLC computes its net capital under the alternative method permitted by the rule, which requires that minimum net capital, as defined, equal the greater of $1 million, or two percent of aggregate debit items arising from customer transactions, as defined, which at December 31, 2004 amounted to $19.3 million. As of December 31, 2004, SCB LLC had net capital of $159.5 million, which was $140.2 million in excess of the minimum net capital requirement of $19.3 million. Advances, dividend payments and other equity withdrawals by SCB LLC are restricted by the regulations of the SEC, NYSE and other securities agencies. At December 31, 2004, $48.2 million was not available for payment of cash dividends and advances.

SCBL is a member of the London Stock Exchange. At December 31, 2004, SCBL was subject to financial resources requirements of $10.1 million imposed by the Financial Services Authority of the United Kingdom and had aggregate regulatory financial resources of $36.8 million, an excess of $26.7 million.

ABIRM serves as distributor and/or underwriter for certain company-sponsored mutual funds. ABIRM is registered as a broker-dealer under the Exchange Act and is subject to the minimum net capital requirements imposed by the SEC. ABIRM’s net capital as of December 31, 2004 was $27.3 million, which was $15.9 million in excess of its required net capital of $11.4 million.

13.                               Risk Management

Customer Activities

In the normal course of business, brokerage activities involve the execution, settlement and financing of various customer securities, which may expose SCB LLC and SCBL to off-balance sheet risk in the event the customer is unable to fulfill its contracted obligations by requiring SCB LLC and SCBL to purchase or sell securities at prevailing market prices.

SCB LLC’s customer securities activities are transacted on either a cash or margin basis. In margin transactions, SCB LLC extends credit to the customer, subject to various regulatory and internal margin requirements. These transactions are collateralized by cash or securities in the customer’s account. In connection with these activities, SCB LLC may execute and clear customer transactions involving the sale of securities not yet purchased. SCB LLC seeks to control the risks associated with margin transactions by requiring customers to maintain collateral in compliance with the aforementioned regulatory and internal guidelines. SCB LLC monitors required margin levels daily and, pursuant to such guidelines, requires the customers to deposit additional collateral, or reduce positions, when necessary. A majority of SCB LLC’s customer margin accounts are managed on a discretionary basis whereby Alliance Capital maintains control over the investment activity in the accounts. For these discretionary accounts, SCB LLC’s margin deficiency exposure is minimized through maintaining a diversified portfolio of securities and by virtue of Alliance Capital’s discretionary authority and SCB LLC’s role as custodian.

SCB LLC may enter into forward foreign currency contracts on behalf of accounts for which SCB LLC acts as custodian. SCB LLC minimizes credit risk associated with these contracts by monitoring these positions on a daily basis, as well as by virtue of Alliance Capital’s discretionary authority and SCB LLC’s role as custodian.

In accordance with industry practice, SCB LLC and SCBL record customer transactions on a settlement date basis, which is generally three business days after trade date. SCB LLC and SCBL are exposed to risk of loss on these transactions in the event of the customer’s or broker’s inability to meet the terms of their contracts, in which case SCB LLC and SCBL may have to purchase or sell financial instruments at prevailing market prices, which could result in realized losses. The risks assumed by SCB LLC and SCBL in connection with these transactions is not expected to have a material effect upon SCB LLC’s, SCBL’s or Alliance Capital’s financial condition or results of operations.

Other Counterparties

SCB LLC and SCBL are engaged in various brokerage activities in which counterparties primarily include broker-dealers, banks and other financial institutions. In the event counterparties do not fulfill their obligations, SCB LLC and SCBL may be exposed to risk. The risk of default depends on the creditworthiness of the counterparty or issuer of the instrument. It is SCB LLC’s and SCBL’s policy to review, as necessary, the credit standing of each counterparty.

In connection with SCB LLC’s security borrowing and lending arrangements, which constitute the majority of the receivables from and payable to brokers and dealers, SCB LLC enters into collateralized agreements which may result in credit exposure in the event the counterparty to a transaction is unable to fulfill its contractual obligations. Security borrowing arrangements require SCB LLC to deposit cash collateral with the lender. With respect to security lending arrangements, SCB LLC receives collateral in the form of cash in amounts generally in excess of the market value of the securities loaned. SCB LLC minimizes credit risk associated with these activities by establishing credit limits for each broker and monitoring these limits on a daily basis. Additionally, security borrowing and lending collateral is marked to market on a daily basis and additional collateral is deposited by or returned to SCB LLC as necessary.

14.                               Employee Benefit Plans

We maintain a qualified profit sharing plan (the “Profit Sharing Plan”) covering U.S. employees and certain foreign employees. Contributions are generally limited to the maximum amount deductible for federal income tax purposes. Aggregate contributions for 2004, 2003, and 2002 were $21.1 million, $13.8 million, and $12.6 million, respectively.

We maintained a qualified 401(k) plan covering former employees of Sanford C. Bernstein Inc. (“Bernstein”) until the plan was merged into the Profit Sharing Plan, effective January 1, 2004. Contributions were limited to the maximum amount deductible for federal income tax purposes. Aggregate contributions for 2003 and 2002 were $4.9 million and $3.6 million, respectively.

We maintain a qualified, noncontributory, defined benefit retirement plan covering current and former employees who were employed in the United States prior to October 2, 2000. Benefits are based on years of credited service, average final base salary and primary Social Security benefits. Our policy is to satisfy our funding obligation for each year in an amount not less than the minimum required by ERISA and not greater than the maximum amount that can be deducted for federal income tax purposes.

The retirement plan’s projected benefit obligation, fair value of plan assets, funded status and amounts recognized in the consolidated statements of financial condition were as follows:

	Years Ended December 31,
	2004	2003
	(in thousands)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$73,594	$60,874
Service cost	4,925	4,886
Interest cost	4,109	3,814
Actuarial (gains) losses	(67)	5,528
Benefits paid	(1,357)	(1,508)
Projected benefit obligation at end of year	81,204	73,594
Change in plan assets:
Plan assets at fair value at beginning of year	37,328	24,169
Actual return on plan assets	3,245	4,623
Employer contribution	1,449	10,044
Benefits paid	(1,357)	(1,508)
Plan assets at fair value at end of year	40,665	37,328
Projected benefit obligation in excess of plan assets	(40,539)	(36,266)
Amounts not recognized:
Unrecognized net loss from past experience different from that assumed and effects of changes and assumptions	20,176	21,072
Unrecognized prior service cost	248	190
Unrecognized net plan assets as of January 1, 1987 being recognized over 26.3 years	(1,191)	(1,334)
Accrued pension expense included in accrued compensation and benefits	$(21,306)	$(16,338)

The accumulated benefit obligation for the plan was $59.3 million and $51.1 million as of December 31, 2004 and 2003, respectively. We are required to contribute additional amounts to the plan by January 15, 2006. We currently estimate this amount to be $3.5 million and expect to make this contribution to the plan during the fourth quarter of 2005. Contribution estimates, which are subject to change, are based on regulatory requirements, future market conditions and assumptions used for actuarial computations of the plan’s obligations and assets.  Management, at the present time, is unable to determine the amount, if any, of additional future contributions that may be required.

Actuarial computations used to determine benefit obligations as of December 31, 2004 and 2003 (measurement dates) were made utilizing the following weighted-average assumptions:

	2004	2003

Discount rate on benefit obligations	5.75%	6.25%
Annual salary increases	5.14%	5.14%

The plan’s asset allocation percentages consisted of:

	December 31,
	2004	2003

Equity securities	78%	76%
Debt securities	20	17
Other	2	7
	100%	100%

The following benefit payments, which reflect expected future service, are expected to be paid as follows (in thousands):

2005	$2,580
2006	2,458
2007	3,889
2008	2,319
2009	2,763
2010 - 2014	23,853

Net expense under the retirement plan was comprised of:

	Years Ended December 31,
	2004	2003	2002
	(in thousands)

Service cost	$4,925	$4,886	$4,689
Interest cost on projected benefit obligations	4,109	3,814	3,413
Expected return on plan assets	(2,853)	(1,766)	(2,389)
Amortization of prior service (credit)	(59)	(59)	(59)
Amortization of transition (asset)	(143)	(143)	(143)
Recognized actuarial loss	438	527	—
Net pension charge	$6,417	$7,259	$5,511

Actuarial computations used to determine net periodic costs were made utilizing the following weighted-average assumptions:

	Years Ended December 31,
	2004	2003	2002

Discount rate on benefit obligations	6.25%	6.75%	7.25%
Expected long-term rate of return on plan assets	8.00%	8.00%	8.75%
Annual salary increases	5.14%	5.14%	5.14%

In developing the expected long-term rate of return on plan assets of 8.0%, management considered the historical returns and future expectations for returns for each asset category, as well as the target asset allocation of the portfolio. The expected long-term rate of return on assets is based on weighted average expected returns for each asset class. Management has assumed a target allocation weighting of 70% to 80% for equity securities and 20% to 30% for debt securities. The plan’s equity investment strategy seeks to outperform the Russell 1000 Growth Index by approximately 200 basis points per year before fees on a consistent basis and to outperform the S&P 500 by a similar margin over full market cycles. The plan’s fixed income investment strategy is a defensive mixture invested in both U.S. Treasury Notes and corporate bonds in an effort to reduce interest rate risk.

Variances between actuarial assumptions and actual experience are amortized over the estimated average remaining service lives of employees participating in the retirement plan.

15.                               Deferred Compensation Plans

We maintain an unfunded, non-qualified deferred compensation plan known as the Capital Accumulation Plan and also have assumed obligations under contractual unfunded deferred compensation arrangements covering certain executives. The Capital Accumulation Plan was frozen on December 31, 1987 and no additional awards have been made. The Board may terminate the Capital Accumulation Plan at any time without cause, in which case our liability would be limited to benefits that have vested. Benefits owed to executives under the contractual unfunded deferred compensation arrangements vested on or before December 31, 1987. Payment of vested benefits under both the Capital Accumulation Plan and the contractual unfunded deferred compensation arrangements will generally be made over a ten-year period commencing at retirement age. ACMC is obligated to make capital contributions to Alliance Capital in amounts equal to benefits paid under the Capital Accumulation Plan and the contractual unfunded deferred compensation arrangements. Amounts included in employee compensation and benefits expense for the Capital Accumulation Plan and the contractual unfunded deferred compensation arrangements for the years ended December 31, 2004, 2003, and 2002 were $3.3 million, $2.3 million, and $2.3 million, respectively.

In connection with the acquisition of SCB, Inc. in 2000, we adopted an unfunded, non-qualified deferred compensation plan, known as the SCB Deferred Compensation Award Plan (“SCB Plan”), under which we agreed to invest $96 million per annum for three years to fund purchases of Alliance Holding Units or a company-sponsored money market fund, to be awarded for the benefit of certain individuals who were stockholders or principals of Bernstein or who were hired to replace them. The awards vest ratably over three years and are amortized as employee compensation expense over the vesting period. Awards are payable to participants when fully vested, but participants may elect to defer receipt of vested awards to future dates. We made awards aggregating $8.6 million and $97.2 million in 2003 and 2002, respectively. No additional awards may be made under the SCB Plan. The amounts charged to employee compensation and benefits expense for the years ended December 31, 2004, 2003, and 2002 were $61.3 million, $85.1 million, and $63.7 million, respectively.

We maintain an unfunded, non-qualified deferred compensation plan known as the Amended and Restated Alliance Partners Compensation Plan (the “Plan”) under which awards may be granted to eligible employees.

•                  Awards made in 1995 vest ratably over three years; annual awards made from 1996 through 1998 generally vest ratably over eight years.

•                  Until distributed, liability for the 1995 through 1998 awards increases or decreases based on our earnings growth rate.

•                  Payment of vested 1995 through 1998 benefits will generally be made in cash over a five-year period commencing at retirement or termination of employment although, under certain circumstances, full or partial lump sum payments may be made.

•                  Annual awards made for 1999 and 2000 are payable in Alliance Holding Units.

•                  A subsidiary of Alliance Capital purchases Alliance Holding Units to fund the related benefits.

•                  The vesting period for 1999 and 2000 awards range from one to eight years depending on the age of the participant.

•                  For 2001, participants were required to allocate at least 50% of their awards to Alliance Holding Units and could allocate the remainder to notional investments in certain of our investment services.

•                  Beginning with 2002 awards, participants may elect to allocate their awards in a combination of Alliance Holding Units and notional investments in certain of our investment services.

Beginning with 2001 awards, vesting periods for annual awards range from one to four years depending on the age of the participant. Upon vesting, awards are distributed to participants unless an election to defer receipt has been made.  Quarterly cash distributions on unvested Alliance Holding Units for which a deferral election has not been made are paid currently to participants. Quarterly cash distributions on vested and unvested Alliance Holding Units and income credited on cash or notional company-sponsored mutual funds awards for which a deferral election has been made are reinvested and distributed as elected by participants.

The Plan may be terminated at any time without cause, in which case our liability would be limited to vested benefits. We made awards in 2004, 2003, and 2002 aggregating $193.8 million, $138.0 million, and $55.9 million, respectively.  The amounts charged to employee compensation and benefits expense for the years ended December 31, 2004, 2003, and 2002 were $75.8 million, $36.8 million, and $35.4 million, respectively.

We maintain an unfunded, non-qualified deferred compensation plan known as the Annual Elective Deferral Plan (the “Deferral Plan”) under which participants could elect to defer a portion of their 2000 and 2001 annual bonus or commission and invest it in Alliance Holding Units. No deferral elections are permitted after 2001. We contributed a supplemental amount equal to 20% of the deferred amounts to the Deferral Plan, which vest ratably over three years and are amortized as employee compensation expense.

During 2003, we established the Alliance Commission Substitution Plan (“Commission Substitution”), an unfunded, non-qualified incentive plan. Employees whose principal duties are to sell or market the products or services of Alliance and whose compensation is entirely or mostly commission-based, are eligible for an award under this plan. Participants designate the percentage of their awards to be allocated to Alliance Holding Units or notional investments in certain of our investment services. Awards vest ratably over a three year period and are amortized as employee compensation expense. We made awards totaling $29.6 million in 2004 and $19.4 million in 2003.

16.                               Compensatory Unit Award and Option Plans

In 1988, Alliance Holding established an employee unit option plan (the “Unit Option Plan”), under which options to acquire Alliance Holding Units were granted to certain key employees. Options were granted for terms of up to ten years and each option had an exercise price of not less than the fair market value of Alliance Holding Units on the date of grant. Options become exercisable at a rate of 20% of the Alliance Holding Units subject to such options on each of the first five anniversary dates of the date of grant. No options have been granted under the Unit Option Plan since it expired in 1999.

In 1993, Alliance Holding established the 1993 Unit Option Plan (“1993 Plan”), under which options to acquire Alliance Holding Units were granted to key employees and independent directors of ACMC for terms of up to ten years. Each option had an exercise price of not less than the fair market value of Alliance Holding Units on the date of grant. Options become exercisable at a rate of 20% of the Alliance Holding Units subject to such options on each of the first five anniversary dates of the date of grant. The aggregate number of Alliance Holding Units that can be the subject of options granted under the 1993 Plan or that can be awarded under the Century Club Plan (as defined below) may not exceed 6,400,000 Alliance Holding Units. As of December 31, 2004, 5,995,600 Alliance Holding Units were subject to options granted and 331,148 Alliance Holding Units were subject to other awards made under the 1993 Plan (see Century Club Plan below). No options or other awards have been granted under the 1993 Plan since it expired in July 2003.

In 1997, Alliance Holding established the 1997 Long-Term Incentive Plan (“1997 Plan”), under which options to acquire Alliance Holding Units, restricted Alliance Holding Units and phantom restricted Alliance Holding Units, performance awards, and other Alliance Holding Unit-based awards may be granted to key employees and independent directors of ACMC for terms established at the time of grant (generally ten years). Options generally become exercisable at a rate of 20% of the Alliance Holding Units subject to such options on each of the first five anniversary dates of the date of grant. The aggregate number of Alliance Holding Units that can be the subject of options granted or that can be awarded under the 1997 Plan may not exceed 41,000,000 Alliance Holding Units. As of December 31, 2004, 11,266,900 Alliance Holding Units were subject to options granted and 133,159 Alliance Holding Units were subject to other awards made under the 1997 Plan (see Century Club Plan below). Options to acquire 29,599,941 Alliance Holding Units were available for grant as of December 31, 2004.

During 2004, 2003, and 2002, options to acquire 40,000, 105,000, and 2,468,500 Alliance Holding Units, respectively, were granted to key employees and independent directors of ACMC, collectively, under the 1993 Plan and the 1997 Plan. The weighted average fair value of options to acquire Alliance Holding Units granted during 2004, 2003, and 2002 was $8.00, $5.96, and $5.89, respectively, on the date of grant, determined using the Black-Scholes option valuation model with the following assumptions:

	2004	2003	2002
Risk-free interest rate	4.0%	3.0%	4.2%
Expected cash distribution yield	3.5%	6.1%	5.8%
Volatility factor	32%	32%	32%
Weighted average expected life	5 years	5 years	5 years

The Black-Scholes option valuation model was developed to estimate the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected price volatility of an Alliance Holding Unit. Because compensatory options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing model does not necessarily provide a reliable single measure of the fair value of compensatory options. See Note 2 for the SFAS No. 123 pro forma net income amounts determined using the Black-Scholes option valuation model.

The following table summarizes the activity in options under the Unit Option Plan, the 1993 Plan, and the 1997 Plan:

	Alliance Holding Units	Weighted Average Exercise Price Per Alliance Holding Unit

Outstanding as of December 31, 2001	15,844,820	$33.58
Granted	2,468,500	$33.32
Exercised	(1,421,420)	$14.83
Forfeited	(450,500)	$42.99
Outstanding as of December 31, 2002	16,441,400	$34.92
Granted	105,000	$35.01
Exercised	(1,219,000)	$17.26
Forfeited	(1,534,300)	$43.27
Outstanding as of December 31, 2003	13,793,100	$35.55
Granted	40,000	$33.00
Exercised	(2,468,380)	$18.43
Forfeited	(1,795,300)	$46.96
Outstanding as of December 31, 2004	9,569,420	$37.82

Exercisable as of December 31, 2002	8,317,000

Exercisable as of December 31, 2003	9,130,200

Exercisable as of December 31, 2004	7,161,820

The following table summarizes information concerning outstanding and exercisable options as of December 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding as of 12/31/04	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable as of 12/31/04	Weighted Average Exercise Price

$8.81 - $18.47	1,190,620	2.25	$15.31	1,190,620	$15.31
25.63 - 30.25	2,154,100	4.40	28.05	2,148,100	28.06
32.52 - 48.50	3,118,200	7.01	39.18	1,677,000	42.03
50.15 - 50.56	1,698,500	6.92	50.25	1,022,900	50.25
51.10 - 58.50	1,408,000	5.95	53.77	1,123,200	53.76
$8.81 - $58.50	9,569,420	5.66	$37.82	7,161,820	$36.41

In 1993, Alliance Holding established the Century Club Plan, under which employees whose primary responsibilities are to assist in the distribution of company-sponsored mutual funds and who meet certain sales targets are eligible to receive an award of Alliance Holding Units.  Awards vest ratably over three years and are amortized as employee compensation expense.  Awards under the Century Club Plan reduce the number of options to acquire Alliance Holding Units available for grant under the 1997 Plan and forfeitures under the plan increase them.  In 2004, awards totaling 33,300 Alliance Holding Units, with a market value on the date of award of $1.3 million, were granted under the Century Club Plan, and 3,403 previously awarded Alliance Holding Units were forfeited.

17.                               Income Taxes

Alliance Capital is a private partnership for federal income tax purposes and, accordingly, is not subject to federal and state corporate income taxes. However, Alliance Capital is subject to the New York City unincorporated business tax (“UBT”). Domestic corporate subsidiaries of Alliance Capital, which are subject to federal, state and local income taxes, are generally included in the filing of a consolidated federal income tax return. Separate state and local income tax returns are filed. Foreign corporate subsidiaries are generally subject to taxes in the foreign jurisdictions where they are located. Alliance Holding is a publicly traded partnership for federal income tax purposes and is subject to the 4.0% UBT and a 3.5% federal tax on partnership gross income from the active conduct of a trade or business.

Income tax expense is comprised of:

	Years Ended December 31,
	2004	2003	2002
	(in thousands)

Partnership UBT	$14,240	$16,508	$16,460
Corporate subsidiaries:
Federal	3,687	7,235	8,822
State, local and foreign	19,051	9,437	7,874
Current tax expense	36,978	33,180	33,156
Deferred tax expense (benefit)—state and local	2,954	(4,500)	(1,001)
Income tax expense	$39,932	$28,680	$32,155

The principal reasons for the difference between the effective tax rates and the UBT statutory tax rate of 4% are as follows:

	Years Ended December 31,
	2004		2003		2002
	(in thousands)

UBT statutory rate	$29,803	4.0%	$14,339	4.0%	$25,725	4.0%
Corporate subsidiaries’ federal, state, local and foreign income taxes	20,648	2.8	15,417	4.3	15,695	2.4
Non-deductible items, primarily mutual fund matters settlement penalties in 2003	578	0.1	3,272	0.9	289	0.1
Other permanent items, primarily income not taxable resulting from use of UBT business apportionment factors	(11,097)	(1.5)	(4,348)	(1.2)	(9,554)	(1.5)
Income tax expense and effective tax rate	$39,932	5.4%	$28,680	8.0%	$32,155	5.0%

Under Statement of Financial Accounting Standards No. 109 (“SFAS No. 109”), “Accounting for Income Taxes”, deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The tax effect of significant items comprising the net deferred tax asset is as follows:

	December 31,
	2004	2003
	(in thousands)

Deferred tax asset:
Differences between book and tax basis:
Deferred compensation plans	$9,151	$7,766
Intangible assets	722	837
Charge for mutual fund matters and legal proceedings	4,919	6,072
Other, primarily revenues taxed upon receipt and accrued expenses deductible when paid	1,933	1,520
	16,725	16,195
Valuation allowance	(2,713)	(2,713)
Deferred tax asset, net of valuation allowance	14,012	13,482

Deferred tax liability:
Differences between book and tax basis:
Furniture, equipment and leasehold improvements	148	211
Investment partnerships	665	—
Intangible assets	7,833	5,910
Other	682	—
	9,328	6,121
Net deferred tax asset	$4,684	$7,361

The valuation allowance primarily relates to uncertainties on the deductibility of certain compensation items. The deferred tax asset, net of valuation allowance, is included in other assets. Management has determined that realization of the recognized deferred tax asset of $14.0 million is more likely than not based on anticipated future taxable income.

The company provides income taxes on the undistributed earnings of non-U.S. corporate subsidiaries except to the extent that such earnings are permanently invested outside the United States.  As of December 31, 2004, $75.6 million of accumulated undistributed earnings of non-U.S. corporate subsidiaries were permanently invested. At the existing federal income tax rate, additional taxes of approximately $4.5 million would have to be provided if such earnings were remitted.

On October 22, 2004, the American Jobs Creation Act of 2004 (“Act”) was signed into law.  The Act contains a one-time foreign dividend repatriation provision, which provides for a special deduction with respect to certain qualifying dividends from foreign subsidiaries until December 31, 2005.  We anticipate that the review of the Act’s repatriation provision will be completed as soon as all related guidance is issued by the Internal Revenue Service.  Until that time, we will make no change in our policy to permanently invest the accumulated earnings of the foreign corporate subsidiaries subject to the above disclosures.

18.                               Business Segment Information

We adopted Statement of Financial Accounting Standards No. 131 (“SFAS No. 131”), “Disclosures about Segments of an Enterprise and Related Information”, in 1999. SFAS No. 131 establishes standards for the way a public enterprise reports information about operating segments in its annual and interim financial statements. It also establishes standards for related enterprise-wide disclosures about products and services, geographic areas and major customers. Generally, financial information is required to be reported consistent with the basis used by management to allocate resources and assess performance.

Management has assessed the requirements of SFAS No. 131 and determined that, because we utilize a consolidated approach to assess performance and allocate resources, we have only one operating segment. Enterprise-wide disclosures as of and for the years ended December 31, 2004, 2003, and 2002 were as follows:

Services

Total revenues derived from our research and investment management services were as follows:

	Years Ended December 31,
	2004	2003	2002
	(in millions)

Institutional investment management	$759	$645	$619
Retail	1,260	1,274	1,368
Private client	629	494	429
Institutional research services	304	268	295
Other	75	52	31
Total	$3,027	$2,733	$2,742

Geographic Information

Total revenues and long-lived assets, related to our domestic and foreign operations, as of and for the years ended December 31, were:

	2004	2003	2002
	(in millions)

Total revenues:
United States	$2,370	$2,228	$2,342
International	657	505	400
Total	$3,027	$2,733	$2,742

Long-lived assets:
United States	$3,649	$3,815	$4,118
International	24	22	24
Total	$3,673	$3,837	$4,142

Major Customers

Our mutual funds are distributed to individual investors through broker-dealers, insurance sales representatives, banks, registered investment advisers, financial planners and other financial intermediaries. AXA Advisors, LLC (“AXA Advisors”), a wholly-owned subsidiary of AXA Financial that uses members of the AXA Financial insurance agency sales force as its registered representatives, has entered into a selected dealer agreement with ABIRM and has been responsible for 4%, 3%, and 3% of our open-end mutual fund sales in 2004, 2003, and 2002, respectively. Subsidiaries of Merrill Lynch & Co., Inc. (“Merrill Lynch”) were responsible for approximately 6%, 7%, and 12% of our open-end mutual fund sales in 2004, 2003, and 2002, respectively. Citigroup, Inc. and its subsidiaries (“Citigroup”), was responsible for approximately 7%, 9%, and 3% of our open-end mutual fund sales in 2004, 2003, and 2002, respectively. AXA Advisors, Merrill Lynch and Citigroup are under no obligation to sell a specific amount of shares of our mutual funds, and each also sells shares of mutual funds that it sponsors and that are sponsored by unaffiliated organizations (in the case of Merrill Lynch and Citigroup).

AXA and the general and separate accounts of AXA Equitable (including investments by the separate accounts of AXA Equitable in the funding vehicle EQ Advisors Trust) accounted for approximately 5% of total revenues for each of the years ended December 31, 2004, 2003, and 2002. No single institutional client other than AXA and its subsidiaries accounted for more than 1% of total revenues for the years ended December 31, 2004, 2003, and 2002, respectively.

19.                               Related Party Transactions

Investment management, distribution, shareholder and administrative, and brokerage services are provided to individual investors by means of retail mutual funds sponsored by our company, our subsidiaries, and our affiliated joint venture companies. Substantially all of these services are provided under contracts that set forth the services to be provided and the fees to be charged. The contracts are subject to annual review and approval by each of the mutual funds’ boards of directors or trustees and, in certain circumstances, by the mutual funds’ shareholders. Revenues for services provided or related to the mutual funds are as follows:

	Years Ended December 31,
	2004	2003	2002
	(in thousands)

Investment advisory and services fees	$744,550	$748,097	$763,241
Distribution revenues	447,283	436,037	467,463
Shareholder servicing fees	87,478	94,276	101,569
Other revenues	8,770	11,359	10,153
Institutional research services	4,183	4,360	6,950

Investment management and administration services are provided to AXA and to AXA Financial and certain of their subsidiaries other than Alliance Capital (the “AXA Subsidiaries”) and certain of their affiliates. In addition, certain AXA Subsidiaries distribute our mutual funds, for which they receive commissions and distribution payments. Sales of our mutual funds through the AXA Subsidiaries, excluding cash management products, aggregated approximately $0.4 billion, $0.5 billion, and $0.5 billion for the years ended December 31, 2004, 2003, and 2002, respectively. Also, we are covered by various insurance policies maintained by the AXA Subsidiaries and we pay fees for other services and technology provided by AXA and the AXA Subsidiaries that are included in general and administrative expenses. Aggregate amounts included in the consolidated financial statements for transactions with the AXA subsidiaries and certain of their affiliates are as follows:

	Years Ended December 31,
	2004	2003	2002
	(in thousands)

Assets:
Institutional investment management fees receivable	$6,532	$5,335	$4,107
Other receivables	—	51	90
	$6,532	$5,386	$4,197
Revenues:
Investment advisory and services fees	$152,036	$131,955	$125,521
Other revenues	3,231	3,655	4,171
	$155,267	$135,610	$129,692
Expenses:
Commissions and distribution payments to financial intermediaries	$6,325	$6,011	$6,404
General and administrative	9,759	6,115	7,399
	$16,084	$12,126	$13,803

During 2001, Alliance Capital and AXA Asia Pacific Holdings Limited (“AXA Asia Pacific”) established two investment management companies and we include their financial results in our consolidated results of operations.  Investment management fees from these affiliates, included in the table above, were approximately $16.5 million, $14.0 million, and $14.4 million for the years ended December 31, 2004, 2003, and 2002, respectively.

20.                               Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 146 (“SFAS No. 146”), “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 became effective for exit or disposal activities initiated after December 31, 2002. We adopted SFAS No. 146 on January 1, 2003 and its adoption did not have a material effect on our results of operations, liquidity, or capital resources.

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003) (“FIN 46-R”), “Consolidation of Variable Interest Entities”, which addresses accounting and disclosure requirements for variable interest entities (“VIEs”). FIN 46-R defines a VIE as a corporation, partnership, limited liability company, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting or similar rights sufficient to enable such investors to make decisions about an entity’s activities or (b) has equity investors that do not provide sufficient financial resources to support the entities’ activities without additional financial support from other parties. FIN 46-R requires a VIE to be consolidated by a company if the company is subject to, among other things, a majority of the risk or residual returns of the VIE. A company that consolidates a VIE is referred to as the primary beneficiary under FIN 46-R. In addition, FIN 46-R requires disclosure, but not consolidation, of those entities in which we are not the primary beneficiary but have a significant variable interest. The consolidation and disclosure provisions of FIN 46-R became effective for reporting periods ending after March 15, 2004.

Management has reviewed its investment management agreements and its investments in, and other financial arrangements with, certain entities that hold client assets under management to determine the entities that the company is required to consolidate under FIN 46-R. These include certain mutual fund products domiciled in Luxembourg, India, Japan, Singapore and Australia, hedge funds, structured products, group trusts and joint ventures.

As a result of this review, we consolidated an investment in a joint venture and its funds under management during 2004. As of December 31, 2004, we sold this investment and, accordingly, no longer consolidate this investment and its funds under management. During 2004, the consolidation had no material impact on results of operations or financial condition.

We derived no direct benefit from client assets under management of these entities other than investment management fees and cannot utilize those assets in our operations.

We have significant variable interests in certain other structured products and hedge funds with approximately $845 million in client assets under management.  However, these VIEs do not require consolidation because management has determined that we are not the primary beneficiary. Our maximum exposure to loss in these entities is limited to our nominal investments in, and prospective investment management fees earned from, these entities.

In December 2003, the FASB issued Statement of Financial Accounting Standards No. 132 (revised 2003), (“SFAS No. 132-R”), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”. SFAS No. 132-R requires additional disclosures about assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. SFAS No. 132-R is effective for financial statements for fiscal years ending after December 15, 2003. The adoption of SFAS No. 132-R did not have a material effect on our results of operations, liquidity, or capital resources.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), (“SFAS No. 123-R”), “Share Based Payment”. SFAS No. 123-R requires that compensation cost related to share-based payments be recognized in financial statements.  The cost should be measured based on the fair value of the equity or liability instruments issued.  SFAS No. 123-R supercedes APB No. 25 and its related implementation guidance.  SFAS No. 123-R is effective for the first interim reporting period that begins after June 15, 2005. As discussed in Note 2, in 2002 we adopted the fair value method of recording compensation expense on a prospective basis and using a straight-line amortization policy, relating to compensatory option awards of alliance Holding Units, as permitted by SFAS No. 123, as amended by SFAS No. 148, and, accordingly, management does not believe the application of SFAS No. 123-R will have a material effect on our results of operations, liquidity, or capital resources.

21.                               Cash Distributions

Alliance Capital is required to distribute all of its Available Cash Flow, as defined in the Alliance Capital Partnership Agreement, to ACMC and its unitholders. On January 27, 2005, ACMC declared a distribution of $230.8 million, or $0.90 per Alliance Capital Unit, representing a distribution from Available Cash Flow for the three months ended December 31, 2004.  The distribution was paid on February 17, 2005 to holders of record as of February 7, 2005.

22.          Subsequent Event

On March 11, 2005, discussions commenced with the NASD that management believes will conclude the directed brokerage investigations described in Note 11.  Accordingly, Alliance Capital recorded a $5 million charge against 2004 earnings.

23.                               Quarterly Financial Data (Unaudited)

	Quarters Ended 2004
	December 31	September 30	June 30	March 31
	(in thousands, except per unit amounts)

Revenues	$825,889	$719,214	$737,143	$744,686
Net income	$228,205	$152,668	$155,823	$168,454
Basic net income per unit(1)	$0.89	$0.60	$0.61	$0.66
Diluted net income per unit(1)	$0.88	$0.59	$0.61	$0.66
Cash distributions per unit(2)	$0.90	$0.59	$0.61	$0.30

	Quarters Ended 2003
	December 31	September 30	June 30	March 31
	(in thousands, except per unit amounts)

Revenues	$769,065	$699,397	$661,745	$602,614
Net income	$53,501	$19,188	$148,058	$109,061
Basic net income per unit(1)	$0.21	$0.08	$0.59	$0.43
Diluted net income per unit(1)	$0.21	$0.07	$0.58	$0.43
Cash distributions per unit(2)	$—	$0.64	$0.58	$0.43

(1)          Due to changes in the number of weighted average units outstanding, quarterly net income per unit may not add to the totals for the year.

(2)          Declared and paid during the following quarter.

Report of Independent Registered Public Accounting Firm

The General Partner and Unitholders

Alliance Capital Management L.P.

We have audited the accompanying consolidated statements of financial condition of Alliance Capital Management L.P. and subsidiaries (“Alliance Capital”) as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in partners’ capital and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the management of the General Partner. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alliance Capital as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004,  in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Alliance Capital’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP
New York, New York March 15, 2005

Report of Independent Registered Public Accounting Firm

The General Partner and Unitholders

Alliance Capital Management L.P.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Controls Over Financial Reporting, that Alliance Capital Management L.P. (“Alliance Capital”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management of the General Partner is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of Alliance Capital’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Alliance Capital maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Also in our opinion, Alliance Capital maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Alliance Capital (and subsidiaries) as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in partners’ capital and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2004 and our report dated March 15, 2005 expressed an unqualified opinion.

/s/ KPMG LLP
New York, New York March 15, 2005

Item 9.                                   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Neither Alliance Capital nor Alliance Holding had any changes in or disagreements with accountants in respect of accounting or financial disclosure.

Item 9A.                          Controls and Procedures

Disclosure Controls and Procedures

Each of Alliance Holding and Alliance Capital maintains a system of disclosure controls and procedures that is designed to ensure information required to be disclosed is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, in a timely manner.

As of the end of the period covered by this report, management carried out an assessment, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of disclosure controls and procedures. Based on this assessment, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures are effective.

Management’s Report on Internal Control over Financial Reporting

Management acknowledges its responsibility for establishing and maintaining adequate internal control over financial reporting for each of Alliance Holding and Alliance Capital.

Internal control over financial reporting is a process designed by, or under the supervision of, a company’s principal executive officer and principal financial officers, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles (“GAAP”) and includes those policies and procedures that:

•                  Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•                  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•                  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those internal control systems determined to be effective can provide only reasonable assurance with respect to the reliability of financial statement preparation and presentation.  Because of these inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness of internal control to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of each of Alliance Holding’s and Alliance Capital’s internal control over financial reporting as of December 31, 2004.  In making its assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (“COSO criteria”).  Management did not identify any material weakness in either Alliance Holding’s or Alliance Capital’s internal control over financial reporting.

Based on its assessment, management believes that, as of December 31, 2004, each of Alliance Holding and Alliance Capital maintained effective internal control over financial reporting based on the COSO criteria.

KPMG LLP, the registered public accounting firm that audited the financial statements included in this Form 10-K, has issued an attestation report on management’s assessment of each of Alliance Holding’s and Alliance Capital’s internal control over financial reporting.  These reports can be found in Item 8.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the fourth quarter of 2004 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  We believe that the documentation, testing, and remediation of internal controls that we undertook to make the assessment above has served generally to strengthen such internal control.

PART III

Item 10.                            Directors and Executive Officers of the Registrant

General Partner

The Partnerships’ activities are managed and controlled by ACMC as general partner; the Board of Directors of ACMC (“Board”) acts as the Board of the Partnerships. ACMC has agreed that it will conduct no active business other than managing the Partnerships, although it may make certain investments for its own account. Alliance Capital and Alliance Holding Unitholders do not have any rights to manage or control the Partnerships, or to elect directors of ACMC.  ACMC is an indirect, wholly-owned subsidiary of AXA Equitable.

ACMC does not receive any compensation from Alliance Capital or Alliance Holding for services rendered to them as General Partner. ACMC holds a 1% general partnership interest in Alliance Capital and 100,000 units of general partnership interest in Alliance Holding. Each unit of general partnership interest in Alliance Holding has economic interests equivalent to the economic interests of an Alliance Holding Unit. As of February 1, 2005, AXA Financial, AXA Equitable, ACMI, ECMC, MONY Life Insurance Company, and MONY Life Insurance Company of America, each of which is an affiliate of ACMC, together held 153,180,009 Alliance Capital Units and 1,444,356 Alliance Holding Units.

ACMC is reimbursed by Alliance Capital for all expenses it incurs in carrying out its activities as General Partner of the Partnerships, including compensation paid by ACMC to its directors and officers (to the extent such persons are not compensated directly as employees of Alliance Capital) and the cost of directors and officers liability insurance obtained by ACMC. In 2004, ACMC was reimbursed only for directors and officers/errors and omissions liability insurance premiums.

Directors and Executive Officers of ACMC

The directors and executive officers of ACMC are as follows:

Name	Age	Position

Lewis A. Sanders	58	Chairman of the Board and Chief Executive Officer
Dominique Carrel-Billiard	38	Director
Henri de Castries	50	Director
Christopher M. Condron	57	Director
Denis Duverne	51	Director
Roger Hertog	63	Vice Chairman
Benjamin D. Holloway	80	Director
W. Edwin Jarmain	66	Director
Gerald M. Lieberman	58	Director, President and Chief Operating Officer
Nicolas Moreau	39	Director
Lorie A. Slutsky	52	Director
Peter J. Tobin	61	Director
Stanley B. Tulin	55	Director
Lawrence H. Cohen	43	Executive Vice President
Laurence E. Cranch	58	Executive Vice President and General Counsel
Sharon E. Fay	44	Executive Vice President
Marilyn G. Fedak	58	Executive Vice President
Mark R. Gordon	51	Executive Vice President
Thomas S. Hexner	48	Executive Vice President
Robert H. Joseph, Jr.	57	Senior Vice President and Chief Financial Officer
Mark R. Manley	42	Senior Vice President and Chief Compliance Officer
Seth J. Masters	45	Executive Vice President
Marc O. Mayer	47	Executive Vice President
Douglas J. Peebles	39	Executive Vice President
Jeffrey S. Phlegar	38	Executive Vice President

Name	Age	Position

James G. Reilly	44	Executive Vice President
Paul C. Rissman	48	Executive Vice President
Lisa A. Shalett	41	Executive Vice President
David A. Steyn	45	Executive Vice President
Christopher M. Toub	45	Executive Vice President

Biographies

Mr. Sanders was elected Chairman of the Board of ACMC effective January 1, 2005 and Chief Executive Officer effective July 1, 2003.  He had served as Director, Vice Chairman and Chief Investment Officer of Alliance since October 2, 2000. Prior to joining Alliance Capital, he served as Chairman and Chief Executive Officer of Bernstein, which he joined in 1968 as a research analyst. Mr. Sanders is a Chartered Financial Analyst, a New York Stock Exchange supervisory analyst and was a member of the Institutional Investor All-America Research Team for four years. Mr. Sanders is the Chairman and Chief Executive Officer of SCB Inc.

Mr. Carrel-Billiard was elected a Director of ACMC in July 2004.  He is Senior Vice President-Business Support and Development of AXA in charge of AXA Financial, Asset Management activities, and Reinsurance activities.  He joined the AXA Group on June 1, 2004. Prior to joining AXA, Mr. Carrel-Billiard was a Partner of McKinsey and Company where he specialized in the financial services industry.  During the 12 years he spent at McKinsey, Mr. Carrel-Billiard worked on a broad array of assignments (including insurance, asset gathering and management, and corporate and investment banking) for the top management of international banks, insurance companies, including AXA, and other financial services groups.  Mr. Carrel-Billiard also led the European Retail Savings and Life Insurance practice, with focus on distribution issues for asset gathering products to retail investors.  Prior to joining McKinsey, he worked for three years at Crédit Commercial de France, in the Mergers and Acquisitions group, first in London, then in Paris.

Mr. de Castries was elected a Director of ACMC in October 1993. Since May 3, 2000, he has been Chairman of the Management Board of AXA. Prior thereto, he served AXA in various capacities, including Vice Chairman of the Management Board; Senior Executive Vice President-Financial Services and Life Insurance Activities in the United States, Germany, the United Kingdom and Benelux from 1996 to 2000; Executive Vice President-Financial Services and Life Insurance Activities from 1993 to 1996; General Secretary from 1991 to 1993; and Central Director of Finances from 1989 to 1991. Mr. de Castries is also a director or officer of certain subsidiaries and affiliates of the AXA Group and a Director of AXA Financial and AXA Equitable. Mr. de Castries was elected Vice Chairman of AXA Financial on February 14, 1996 and was elected Chairman of AXA Financial, effective April 1, 1998.

Mr. Condron was elected a Director of ACMC in May 2001. He is Director, President and Chief Executive Officer of AXA Financial, which he joined in May 2001. He is Chairman of the Board and Chief Executive Officer of AXA Equitable and a member of the AXA Group Management Board. In addition, Mr. Condron is Chairman of the Board, President and Chief Executive Officer of MONY Life Insurance Company, which AXA Financial acquired in July 2004.  Prior to joining AXA Financial, Mr. Condron served as both President and Chief Operating Officer of Mellon Financial Corporation (“Mellon”), from 1999, and as Chairman and Chief Executive Officer of The Dreyfus Corporation, a subsidiary of Mellon, from 1995. Mr. Condron joined The Boston Company in 1989 as Vice Chairman and head of the Private Client Group. He was then named Executive Vice President of Mellon in 1993, when Mellon acquired The Boston Company. Mr. Condron is a member of the Financial Services Roundtable and its board of directors.  He is also a trustee of St. Sebastian’s Country Day School in Needham, Massachusetts, and a director of The American Ireland Fund, which he also serves as Treasurer.

Mr. Duverne was elected a Director of ACMC in February 1996. He is Chief Financial Officer of AXA, which he previously served as Group Executive Vice President-Finance, Control and Strategy. Mr. Duverne joined AXA as Senior Vice President in 1995. Prior to that, Mr. Duverne held senior positions with various French financial institutions and with the French Ministry of Finance. He is a Director of AXA Financial, AXA Equitable and various other subsidiaries and affiliates of the AXA Group.

Mr. Hertog was elected Director and Vice Chairman of ACMC on October 2, 2000. Prior thereto, he was President and Chief Operating Officer of Bernstein, which he joined as a research analyst in 1968. Mr. Hertog is the past Chairman of the Manhattan Institute and a Trustee of the American Enterprise Institute for Public Policy, the Washington Institute for Near East Policy and The New York Public Library. Mr. Hertog is a Director and the President and Chief Operating Officer of SCB Inc.

Mr. Holloway was elected a Director of ACMC in November 1987. He is a consultant to The Continental Companies. From September 1988 until his retirement in March 1990, Mr. Holloway was a Vice Chairman of AXA Equitable. He served as an Executive Vice President of AXA Equitable from 1979 until 1988 and, prior to his retirement, he served as a director and officer of various AXA Equitable subsidiaries. Mr. Holloway is a Director of the Museum of Contemporary Art in Miami. He was a Director of Rockefeller Center Properties, Inc. and Time Warner Inc., and is a Director Emeritus of The Duke University Management Corporation, former Chairman of The Touro National Heritage Trust, a Regent of the Cathedral of St. John the Divine and a Trustee of Duke University (Emeritus) and the American Academy in Rome (Emeritus).

Mr. Jarmain was elected a Director of ACMC in May 2000. He has been President of Jarmain Group Inc. (a private investment holding company) since 1979. Mr. Jarmain has been a Director of AXA Financial and AXA Equitable since July 1992 and a director of several other companies affiliated with Equitable.

Mr. Lieberman became a Director and the Chief Operating Officer of ACMC in November 2003 and was elected President in November 2004. He was also elected a member of AXA’s Executive Committee in November 2004. Mr. Lieberman joined Alliance Capital in October 2000 and served as Executive Vice President, Finance and Operations from November 2000 to November 2003. Prior to the Bernstein Transaction, Mr. Lieberman was a member of Bernstein’s Board of Directors. Prior to joining Bernstein in 1998, he was Chief Financial Officer and Chief of Administration at Fidelity Investments. He is a Trustee of the University of Connecticut Foundation and a member of the Board of Directors of American Friends of Beit Issie Shapiro. Mr. Lieberman is also a Director of SCB Inc.

Mr. Moreau was elected a director of ACMC in May 2004.  He has been Chief Executive Officer of AXA Investment Managers since April 2002, and, since January 2001, has been Chairman of AXA IM Private Equity and Vice Chairman of AXA Rosenberg.  He joined AXA in 1991 as a Vice President in the Treasury Department, and in 1994 became the Head of the Corporate Finance and Treasury Department of the AXA Group. In 1997, he joined AXA Investment Managers in order to build the quantitative and derivative effort, which resulted in the creation of a group called Quantitative and Structured Investments. In January 1999, in addition to his former assignment, following the acquisition by AXA Investment Managers of a majority interest in the Rosenberg Group, Mr. Moreau became Chief Executive Officer of AXA Rosenberg.  In March 2000, Mr. Moreau became Chief Operating Officer and Managing Director of AXA Investment Managers.  AXA Investment Managers and AXA Rosenberg are subsidiaries of AXA.

Ms. Slutsky was elected a Director of ACMC in July 2002. She has been President of The New York Community Trust since January 1990. She is currently a Trustee of New School University and the Center of Philanthropy at Indiana University, and she is Chairman of the Board of Boardsource. Ms. Slutsky was a Trustee and Chairman of the Budget Committee of Colgate University, and has served on a number of non-profit boards.

Mr. Tobin was elected a Director of ACMC in May 2000. He has been Special Assistant to the President of St. John’s University since September 2003. Prior thereto, Mr. Tobin served as Dean of the Tobin College of Business from August 1998 to September 2003. As Dean, Mr. Tobin was the chief executive and academic leader of the College of Business. Mr. Tobin was Chief Financial Officer at The Chase Manhattan Corporation from 1996 to 1997. Prior thereto, he was Chief Financial Officer of Chemical Bank (which merged with Chase in 1996) from 1991 to 1996 and Chief Financial Officer of Manufacturers Hanover Trust (which merged with Chemical in 1991) from 1985 to 1991. Mr. Tobin is a member of the American Institute of Certified Public Accountants and the New York State Society of CPAs. He is also a member of the Independent Budget Office of New York City Advisory Board and the Boards of Directors of The H.W. Wilson Co., CIT Group Inc. and P.A. Consulting Group. He has been a Director of AXA Financial since March 1999.

Mr. Tulin was elected a Director of ACMC in July 1997. He is Vice Chairman and Chief Financial Officer of AXA Financial and Director, Vice Chairman and Chief Financial Officer of AXA Equitable. In addition to his current responsibilities at AXA Financial, Mr. Tulin has responsibility for AXA Group financial communication, relations with rating agencies and consolidated risk assessment. Since December 2000, he has also been Executive Vice President of AXA and a member of its Executive Committee. Mr. Tulin was formerly Coopers & Lybrand’s Co-Chairman of the Insurance Industry. Before joining Coopers & Lybrand, Mr. Tulin was with Milliman and Robertson for 17 years. Mr. Tulin is a Fellow of the Society of Actuaries, a member of the American Academy of Actuaries and a frequent speaker at actuarial and insurance industry conferences. He is a member of the Board of Directors and Treasurer of the Jewish Theological Seminary and a member of the Board of Overseers at Brandeis University Graduate School of International Economics and Finance.

Mr. Cohen joined Alliance Capital in 2004 and currently serves as Executive Vice President and Chief Technology Officer.  In this role, he is responsible for developing technology strategy and delivering technology services throughout Alliance Capital.  He has worked in the securities industry for more than 21 years managing technology groups for investment management, trading and sales, private client services, clearing and financial services, brokerage operations, and technology infrastructure.  Prior to joining Alliance Capital, Mr. Cohen held IT executive positions at UBS, Goldman Sachs, Morgan Stanley and Fidelity Investments.  He has

also served on the Technology Management Committee of the Securities Industry Association.

Mr. Cranch joined Alliance Capital in July 2004 as Executive Vice President and General Counsel.  Prior to joining Alliance Capital, Mr. Cranch was a partner of Clifford Chance, an international law firm.  Mr. Cranch joined Clifford Chance in 2000 when Rogers & Wells, a New York law firm of which he was Managing Partner, merged with Clifford Chance.

Ms. Fay joined Alliance Capital in October 2000. She has been Executive Vice President, and Chief Investment Officer-Global Value Equities since 2003, overseeing all portfolio management and research activities relating to cross-border and non-U.S. value investment portfolios. In addition to this role, Ms. Fay continues to serve as Co-Chief Investment Officer-European and U.K. Value equities, a position she assumed with Bernstein in 1999, and chairs the Global, European and U.K. Value Investment Policy Groups. Between 1997 and 1999, she was Chief Investment Officer-Canadian Value equities with Bernstein. Prior to that, she had been a senior portfolio manager of International Value equities since 1995. Ms. Fay joined Bernstein in 1990 as a research analyst in investment management, following the airlines, lodging, trucking and retail industries. Before joining Bernstein, Ms. Fay served as Director of Research at Bernard L. Madoff.

Ms. Fedak joined Alliance Capital in October 2000, when she was named Executive Vice President and Chief Investment Officer for U.S. Value Equities. In 2003, Ms. Fedak named John P. Mahedy, Senior Vice President and Director of Research for Large Cap U.S. Equities, her Co-CIO.  From 1993 to 2000, Ms. Fedak was Chief Investment Officer for U.S. Value Equities and Chairman of the Bernstein U.S. Equity Investment Policy Group at Bernstein, where she had previously served as a senior portfolio manager since joining the firm in 1984. Ms. Fedak is a Director of SCB Inc.

Mr. Gordon joined Alliance Capital in October 2000 and is presently Director of Global Quantitative Research and Chief Investment Officer of the Absolute Return Strategy. He was elected an Executive Vice President in February 2004. Mr. Gordon also serves on the U.S. Equity, International, Global Balanced, Emerging Markets, Small-Capitalization, Canadian, European and U.K. Equity Investment Policy Groups. He has previously served as Head of Risk Management, Director of Product Development and Director Quantitative Research since joining Bernstein in 1983. Before joining Bernstein, he worked at Citicorp Credit Services as Vice President for Risk Management and Policy. Mr. Gordon is a Chartered Financial Analyst.

Mr. Hexner joined Alliance Capital in October 2000, when he was elected Executive Vice President. He is President of Bernstein Investment Research and Management, a unit of Alliance Capital, overseeing the firm’s Private Client Services. From 1996 to 2000, Mr. Hexner headed the private client business of Bernstein. From 1989 to 1996, he was Managing Director responsible for Bernstein’s West Coast investment management clients. Mr. Hexner joined Bernstein in 1986 as a financial advisor, and was appointed National Director of Investment Planning in 1988. Mr. Hexner is a Director of SCB Inc.

Mr. Joseph joined Alliance Capital in 1984 and held various financial positions, until his election as Senior Vice President and Chief Financial Officer in 1994. Before joining Alliance Capital, Mr. Joseph was a Senior Audit Manager with Price Waterhouse for thirteen years. He became a certified public accountant in 1975. Mr. Joseph is a member of the Financial Executives Institute and New York State Society of CPAs, and he serves on the Board of Trustees of Gettysburg College.

Mr. Manley joined Alliance Capital in 1984 and currently serves as Senior Vice President, Deputy General Counsel and Chief Compliance Officer.  Mr. Manley served as Acting General Counsel from July 2003 through July 2004 and has served as the firm’s Chief Compliance Officer since 1988.  From February 1998 through June 2003, Mr. Manley was Senior Vice President and Assistant General Counsel. From February 1992 through February 1998, he was Vice President and Counsel.  Mr. Manley is a member of various management-level committees.  Mr. Manley is admitted to the Bar in the State of New York.

Mr. Masters joined Alliance Capital in October 2000 and is currently Chief Investment Officer for style blend and core equity services. Between 1994 and 2002, Mr. Masters was Chief Investment Officer for Emerging Markets Value equities. He joined Bernstein in 1991 as a research analyst covering banks, insurance companies and other financial firms. Prior to Bernstein, Mr. Masters worked as a senior associate at Booz, Allen & Hamilton from 1986 to 1990 and taught economics in China from 1983 to 1985. Mr. Masters is a member of the Board of Trustees of the Wenner Gren Foundation.

Mr. Mayer joined Alliance Capital in October 2000 and is currently an Executive Vice President. He was elected Chairman of ABIRM (Alliance Capital’s global Retail Services) in November 2003 and headed AllianceBernstein Institutional Investment Management from 2001 until that time. Prior to 2001, Mr. Mayer headed SCB LLC after working in Bernstein’s institutional research services group since 1989 as a research analyst and research director. Prior to joining Bernstein, he worked for Squibb Corporation, a pharmaceutical company. Mr. Mayer is a Director of SCB Inc.

Mr. Peebles joined Alliance Capital in 1987 and has served as Executive Vice President and Co-Chief Investment Officer of AllianceBernstein Fixed Income since May 2004.  He is also Director of Global Fixed Income, with ultimate investment responsibility for the institutional and retail global fixed income portfolios managed by Alliance Capital and oversight responsibility for all global and non-U.S. regional fixed income teams.  He is also a member of emerging market debt and Canadian fixed income portfolio management teams.  Mr. Peebles served as a Senior Vice President in Global Fixed Income from February 1998 until April 2004.

Mr. Phlegar joined Alliance Capital in 1993 and has served as Executive Vice President and Co-Chief Investment Officer of AllianceBernstein Fixed Income since May 2004.  He manages assets in both the domestic and international markets and is Chairman of the Fixed Income Investment Policy Committee.  Prior to overseeing Fixed Income, Mr. Phlegar was responsible for supervising the core, corporate-bond, liquid-markets, financial-institutions and absolute-return portfolio teams.  (He served as a Senior Vice President in U.S. Investment Grade Fixed Income from February 1998 until May 2004.)  In 2004, he became a member of the U.S. Treasury Borrowing Advisory Committee.  The Committee advises the Secretary and staff of the Treasury on the financing and management of the federal debt.  Prior to joining Alliance Capital, Mr. Phlegar managed high grade securities for regulated insurance entities at Equitable Capital Management Corporation, which Alliance Capital acquired in 1993.

Mr. Reilly joined Alliance Capital in 1985 as a Vice President and research analyst. He has been Executive Vice President and Large Cap Growth Portfolio Manager since 1999. Mr. Reilly joined Alliance Capital’s large cap growth team as a portfolio manager in 1988. He served Alliance Capital as a Senior Vice President from 1993 until 1999.

Mr. Rissman joined Alliance Capital in 1989 as a quantitative analyst. He is an Executive Vice President and has been Director of Research—Global Growth Equities since 2000. Mr. Rissman led the Relative Value investment team from 1995 to June 2004 and in May 2004 he assumed supervisory responsibility for all Growth Equity Services. Prior to joining Alliance Capital, he taught at New York University. Mr. Rissman is a member of the CFA Institute.

Ms. Shalett joined Alliance Capital in October 2000. She is currently the Chief Executive Officer and Chairman of the Board of SCB LLC (Alliance Capital’s Institutional Research Services). Previously, Ms. Shalett served as Director of Global Research for U.S. and European companies and as senior research analyst covering capital goods and diversified industrials. In this position, Ms. Shalett was a member of the Institutional Investor All-America Research team for three years. Ms. Shalett joined Bernstein in 1995. Previously, she spent six years as a management consultant at the Boston Consulting Group in New York, covering consumer and technology-intensive industries.

Mr. Steyn joined Alliance Capital in October 2000 and was elected Executive Vice President in November 2003, having served as Senior Vice President since November 2000. He is Head of AllianceBernstein Institutional Investment Management (Alliance Capital’s Institutional Investment Management Services). Prior to joining Alliance Capital, Mr. Steyn was the founding co-CEO of Bernstein’s London office, having joined Bernstein in November 1999.

Mr. Toub joined Alliance Capital in 1992 as a portfolio manager with the Disciplined Growth group. He is currently Executive Vice President and Head of Global/International Growth Equities. He served as Director of Global Growth Equity Research from 1998 through 2000. Prior to joining Alliance Capital, Mr. Toub worked with Marcus, Schloss & Co. (“Marcus”), a private investment partnership, as an analyst and portfolio manager. At that time, he was also a member of the NYSE, where he was a specialist. Prior to Marcus, Mr. Toub worked at Bear Stearns in proprietary trading.

Board of Directors

All directors of ACMC are elected at the annual meeting of the sole stockholder of ACMC and hold office until the next annual meeting of the sole stockholder and until their successors are duly elected and qualified in accordance with Article III of the By-Laws of ACMC.  All officers of ACMC serve at the discretion of the Board. Certain executive officers of ACMC are also directors or trustees and officers of the AllianceBernstein Funds and ACM Funds and are directors and officers of our subsidiaries and affiliates.

The Board holds regularly-scheduled meetings in February, May, July and November of each year, and holds special meetings or takes action by unanimous written consent as events warrant.

ACMC pays directors who are independent (as such term is defined in Section 303A.02 of the NYSE Listed Company Manual) and other directors who are not employed by Alliance Capital or by any of its affiliates: (i) an annual retainer of $20,000; (ii) a fee of $2,500 for attending a meeting of the Board; (iii) a fee of $1,250 for participating in a meeting of the Board by telephone; (iv) a fee to be determined for acting as Chair of a committee of the Board; (v) a fee of $1,000 for attending a meeting of a committee of the Board; and (vi) a fee of $500 for participating in a meeting of a committee of the Board by telephone.  The Board may, after consulting with the Corporate Governance Committee, grant annually to each such director (a) an option to purchase Alliance Holding Units pursuant to the Partnerships’ unit option plans, (b) restricted Alliance Holding Units or (c) other compensation based on the value of Alliance Holding Units.  On May 13, 2004, options to purchase 10,000 Alliance Holding Units at $33.00 per Unit were granted to Messrs. Holloway, Jarmain and Tobin, and to Ms. Slutsky. Other directors (including any director who is employed by one of the Partnerships or one of their affiliates) are not entitled to any additional compensation from the General Partner for their services as directors.

ACMC may reimburse any director for reasonable expenses incurred in participating in Board meetings.  Alliance Holding and Alliance Capital, in turn, reimburse ACMC for expenses incurred by ACMC on their behalf, including amounts in respect of directors’ fees and expenses.  These reimbursements are subject to any relevant provisions of the Alliance Holding Partnership Agreement and Alliance Capital Partnership Agreement.

Committees of the Board

The Executive Committee of the Board (“Executive Committee”) is composed of Messrs. Condron, Duverne, Lieberman, Sanders (Chair) and Tobin, and Ms. Slutsky.  The Executive Committee exercises all of the powers and authority of the Board (with certain exceptions) when the Board is not in session, or when it is impractical to assemble the Board.  The Executive Committee held five meetings in 2004.

The Audit Committee of the Board is composed of Messrs. Holloway, Jarmain and Tobin (Chair).  The primary purposes of the Audit Committee are to: (i) assist the Board in its oversight of (1) the integrity of the financial statements of the Partnerships, (2) the Partnerships’ status and system of compliance with legal and regulatory requirements and business conduct, (3) the independent auditor’s qualification and independence, and (4) the performance of the Partnerships’ internal audit function; and (ii) oversee the appointment, retention, compensation, evaluation and termination of the Partnerships’ independent auditor. Consistent with this function, the Audit Committee encourages continuous improvement of, and fosters adherence to, the Partnerships’ policies, procedures and practices at all levels.  With respect to these matters, the Audit Committee provides an open avenue of communication among the independent auditor, senior management, the Internal Audit Department, and the Board. The Audit Committee held 10 meetings in 2004.

The Corporate Governance Committee of the Board is composed of Mr. Condron, Mr. Sanders and Ms. Slutsky (Chair).  The Corporate Governance Committee assists the Board in (i) identifying and evaluating qualified individuals to become Board members; (ii) determining the composition of the Board and its committees; (iii) developing and monitoring a process to assess Board effectiveness; (iv) developing and implementing our corporate governance guidelines; and (v) reviewing our policies and programs that relate to matters of corporate responsibility of ACMC and the Partnerships.  The Corporate Governance Committee held two meetings in 2004.

The Compensation Committee of the Board is composed of Messrs. Condron (Chair), Holloway and Sanders, and Ms. Slutsky.  The Compensation Committee has general oversight of compensation and compensation-related matters, including, but not limited to: (i) determining bonuses; (ii) determining contributions and awards under employee incentive plans or arrangements (whether qualified or nonqualified) for employees of Alliance Capital and its subsidiaries, and amending or terminating such plans or arrangements or any welfare benefit plan or arrangement or making recommendations to the Board with respect to adopting any new incentive compensation plan, fringe benefit plan, welfare benefit plan or equity-based plan; and (iii) reviewing and approving corporate goals and objectives relevant to compensation of Mr. Sanders (Alliance’s chief executive officer), evaluating his performance in light of those goals and objectives, and determining and approving his compensation level based on this evaluation (Mr. Sanders recuses himself from voting on his compensation).  The Compensation Committee held three meetings in 2004.

The Board has other committees as well.  The 1997 Option Committee, consisting of Mr. Condron, Mr. Holloway, and Ms. Slutsky, is responsible for granting options under our 1997 Long Term Incentive Plan. The Unit Option and Unit Bonus Committee, consisting of Mr. Condron, Mr. Holloway and Ms. Slutsky, is responsible for granting awards under our Unit Bonus Plan. The Compensation Committee, Unit Option and Unit Bonus Committee, and 1997 Option Committee consult with Messrs. Sanders and Lieberman with respect to matters within their authority. The Century Club Plan Committee, consisting of Messrs. Lieberman and Mayer, is responsible for granting awards under our Century Club Plan.  For additional information concerning the compensation plans discussed in this paragraph, see Note 15 and Note 16 in Alliance Capital’s consolidated financial statements in Item 8.

The Board appointed a Special Committee, consisting of all of the independent directors of the Board, to oversee a number of matters relating to regulatory investigations by the NYAG, the SEC and other regulators. In part, the Special Committee is responsible to direct and oversee Alliance Capital’s internal investigation into these matters, to work with the regulators to resolve these matters, to oversee a broad review of compliance activities and to oversee the handling of related unitholder derivative suits. The members of the Special Committee do not receive any additional compensation for their service on the Special Committee, apart from the ordinary meeting fees described above.

Audit Committee Financial Expert; Independence of Certain Directors

The Board has determined that Peter J. Tobin is an “audit committee financial expert” within the meaning of Item 401(h) of Regulation S-K.

In October 2004, management informed the Executive Committee of the Board that (i) Benjamin D. Holloway, W. Edwin Jarmain, Lorie A. Slutsky, and Peter J. Tobin had each completed a questionnaire designed to elicit information that would indicate the existence of relationships that could interfere with the exercise of his or her independent judgment, including criteria used by the NYSE and SEC in relevant regulations, and (ii) neither Mr. Holloway, Mr. Jarmain, Ms. Slutsky, nor Mr. Tobin indicated in his or her questionnaire the existence of any such relationship.  The Executive Committee, whose actions were ratified by the Board in November 2004, therefore found that each of Mr. Holloway, Mr. Jarmain, Ms. Slutsky, and Mr. Tobin is independent within the meaning of the relevant rules.

Management Committees

The Management Executive Committee is composed of Messrs. Cohen, Cranch, Gordon, Hertog, Hexner, Lieberman, Manley, Masters, Mayer, Peebles, Phlegar, Reilly, Rissman, Sanders, Steyn and Toub, and Mesdames Fay, Fedak and Shalett, who together are the group of key executives responsible for managing the firm, enacting strategic initiatives, and allocating resources to the firm’s various departments. A number of these executives are involved in the investment process and retain an active participation in the investment strategies of the firm. The Management Executive Committee meets on a regular basis and at such other times as circumstances warrant.

The Code of Ethics Oversight Committee (“Ethics Committee”), composed of each member of the Management Executive Committee and certain other senior executives, oversees all matters relating to issues arising under the Alliance Capital Code of Ethics.  The Ethics Committee was chaired by Ms. Fedak during 2004 and, during 2005, is chaired by Mr. Steyn.  The Ethics Committee, which was created pursuant to the SEC Order (see Item 1), meets on a quarterly basis and at such other times as circumstances warrant.

The Internal Compliance Controls Committee (“Compliance Committee”), also composed of each member of the Management Executive Committee and certain other senior executives, reviews compliance issues throughout our company, endeavors to develop solutions to those issues as they may arise from time to time, and oversees implementation of those solutions.  The Compliance Committee is chaired by Mr. Manley. The Compliance Committee, which was created pursuant to the SEC Order, meets on a quarterly basis and at such other times as circumstances warrant.

Code of Ethics and Related Policies

All of our directors, officers and employees are subject to our Code of Business Conduct and Ethics.  The code is intended to comply with Rule 17j-1 under the Investment Company Act and recommendations issued by the Investment Company Institute regarding, among other things, practices and standards with respect to securities transactions of investment professionals, as well as Rule 204A-1 under the Investment Advisers Act and Section 303A.10 of the NYSE Listed Company Manual.  The Code of Business Conduct and Ethics establishes certain guiding principles for all of our employees, including sensitivity to our firm’s fiduciary obligations, and ensuring that we meet those obligations.  The Code of Business Conduct and Ethics described above may be found in the “Corporate Governance” portion of our internet site (http://www.alliancecapital.com).

We have adopted the Code of Ethics for the Chief Executive Officer and Senior Financial Officers, which is intended to comply with Section 406 of the Sarbanes-Oxley Act of 2002 (“Item 406 Code”). The Item 406 Code was adopted on October 28, 2004 by the Executive Committee. We intend to satisfy the disclosure requirements under Item 10 of Form 8-K regarding certain amendments to or waivers from provisions of the Code that apply to the Chief Executive Officer, Chief Financial Officer and Controller by posting such information on the our internet site (http://www.alliancecapital.com).

NYSE Governance Matters

The charters and memberships of the Executive Committee, Audit Committee, Corporate Governance Committee and Compensation Committee may be found in the “Corporate Governance” portion of our internet site (http://www.alliancecapital.com).

Our Corporate Governance Guidelines (“Guidelines”) promote the effective functioning of the Board and its committees,  promote the interests of the Partnerships’ respective unitholders, with appropriate regard to the Board’s duties to the sole stockholder of ACMC, and set forth a common set of expectations as to how the Board, its various committees, individual directors, and management, should perform their functions.  The Guidelines may be found in the “Corporate Governance” portion of our internet site (http://www.alliancecapital.com).

The Corporate Governance Committee is responsible for considering any request for a waiver under the Code of Business Conduct and Ethics, the Item 406 Code, the AXA Code of Business Conduct and AXA Financial Policy Statement on Ethics from any director or executive officer of ACMC.  Any such waiver that has been granted is set forth in the “Corporate Governance” portion of our internet site (http://www.alliancecapital.com).  No such waivers were granted during the fourth quarter of 2004.

The 2004 Certification by the Chief Executive Officer of ACMC under NYSE Listed Company Manual Section 303A.12(a) was submitted to the NYSE on November 26, 2004.

 Certifications by the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 have been furnished as exhibits to this Form 10-K.

Alliance Holding and Alliance Capital Unitholders may request a copy of any Committee charter, the Guidelines, and the Code of Business Conduct and Ethics by contacting the corporate secretary of ACMC (corporate_secretary@acml.com).

Section 16 (a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires ACMC’s directors and executive officers, and persons who own more than 10% of the Alliance Holding Units or Alliance Capital Units, to file with the SEC initial reports of ownership and reports of changes in ownership of Alliance Holding Units or Alliance Capital Units. To the best of management’s knowledge, during 2004:  (i) all Section 16(a) filing requirements relating to Alliance Holding were complied with, except Initial Statements of Beneficial Ownership on Form 3 were filed late on behalf of Messrs. Gordon and Moreau, and Statements of Changes in Beneficial Ownership of Securities on Form 4 were filed late on behalf of Messrs. Holloway, Jarmain and Tobin, and Ms. Slutsky (each Form 4 pertained to a grant on May 13, 2004 of an option to purchase 10,000 Alliance Holding Units); and (ii) all Section 16(a) filing requirements relating to Alliance Capital were complied with.

Item 11.                            Executive Compensation

The following Summary Compensation Table sets forth all plan and non-plan compensation awarded to, earned by or paid to the Chief Executive Officer and each of the four most highly compensated executive officers of ACMC at the end of 2004 (“Named Executive Officers”):

					Long Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Other Annual Compensation ($)(2)	Restricted Unit Award(s) ($)	Options (#Units)	LTIP Payouts ($)	All other Compensation ($)(3)

Lewis A. Sanders	2004	275,002	0	405,497	0	0	0	12,056,274
Chairman of the Board and	2003	285,579	1,055,384	348,366	0	0	0	5,216,758
Chief Executive Officer	2002	275,002	3,725,000	258,047	0	0	0	4,000,774

Gerald M. Lieberman	2004	200,000	2,300,000	258,282	0	0	0	4,020,000
President and	2003	207,692	1,000,000	110,412	0	0	0	1,165,185
Chief Operating Officer	2002	200,000	1,000,000	108,340	0	40,000	0	3,917,000

Marilyn G. Fedak	2004	161,538	2,350,000	98,414	0	0	0	4,516,154
Executive Vice President	2003	207,692	300,000	147,865	0	0	0	1,705,185
	2002	200,000	466,667	150,449	0	0	0	5,716,333

Paul C. Rissman	2004	200,000	2,300,000	101,362	0	0	0	2,621,710
Executive Vice President	2003	207,692	1,165,760	186,991	0	0	0	3,521,776
	2002	200,000	2,960,000	145,869	0	40,000	0	1,621,710

Sharon E. Fay	2004	161,538	2,350,000	243,703	0	0	0	3,516,288
Executive Vice President	2003	207,692	1,200,000	241,234	0	0	0	1,815,372
	2002	200,000	1,266,667	217,946	0	0	0	2,233,513

(1)          Column (d) includes for Mr. Sanders cash payments of $755,384 for 2003 and $2,000,000 for 2002 in respect of the performance of the Advanced Value Fund.

Column (d) includes for Ms. Fedak a cash payment of $166,667 for 2002 in respect of the performance of the Advanced Value Fund.

Column (d) includes for Mr. Rissman a cash payment of $500,000 for 2002 in respect of the performance of the Growth & Income Fund.

(2)          During 2004, we owned fractional interests in two aircraft that cost in the aggregate $3,894,419 (including $942,312 in maintenance fees, $1,214,630 in usage fees, and $1,737,477 of amortization based on our original cash expenditure of $10,700,000, less estimated residual value).  These aircraft facilitate business travel of senior executives.  We also permit certain senior executives to use the aircraft for personal travel.  Overall, personal travel constituted approximately 65.5% of our actual use of the aircraft in 2004.

In prior Forms 10-K, we determined the value of the personal use of aircraft using the Standard Industrial Fare Level (SIFL) tables found in Internal Revenue Service regulations, which are also used to calculate individuals’ imputed taxable income.  This year, our methodology reflects fees paid to the managers of the aircraft (fees take into account the aircraft type and weight, number of miles flown, flight time, number of passengers, and a variable fee), but excludes our fixed costs (original cash expenditure, amortization, and maintenance fees).  We have used this methodology to calculate the aggregate incremental cost of personal use of company-owned aircraft in all years covered by the Summary Compensation Table.  We included such amounts in column (e).  Column (e) also includes the aggregate incremental cost to our company of providing cars and drivers to certain Named Executive Officers.

For 2004, column (e) includes:

for Mr. Sanders, $269,559 for personal use of aircraft, $131,231 for personal use of a car and driver, and $4,707 of interest payments in respect of investment elections under the SBC Deferred Compensation Award Plan (“SCB Plan”);

for Mr. Lieberman, $20,176 for personal use of aircraft, $106,343 for personal use of a car and driver, $31,781 of cash distributions in respect of unvested Alliance Holding Unit elections under the Amended and Restated Alliance Partners Compensation Plan (“Partners Compensation Plan”), and $99,982 of interest payments in respect of investment elections under the SCB Plan;

for Ms. Fedak, $98,414 of interest payments in respect of investment elections under the SCB Plan;

for Mr. Rissman, $101,362 of cash distributions in respect of unvested Alliance Holding Unit elections under the Partners Compensation Plan;

for Ms. Fay, $33,232 of cash distributions in respect of undistributed Alliance Holding Unit elections under the SCB Plan, $24,242 of interest payments in respect of investment elections under the SCB Plan, and $186,229 in living expenses.

For 2003, Column (e) includes:

for Mr. Sanders, $246,430 for personal use of aircraft, and $101,936 for personal use of a car and driver;

for Mr. Lieberman, $5,498 of cash distributions in respect of unvested Alliance Holding Unit elections under the Partners Compensation Plan, and $104,914 of interest payments in respect of investment elections under the SCB Plan;

for Ms. Fedak, $147,865 of interest payments in respect of investment elections under the SCB Plan;

for Mr. Rissman, $186,991 of cash distributions in respect of unvested Alliance Holding Unit elections under the Partners Compensation Plan;

for Ms. Fay, $82,834 of cash distributions in respect of undistributed Alliance Holding Unit elections under the SCB Plan, and $158,400 in living expenses.

For 2002, Column (e) includes:

for Mr. Sanders, $171,588 for personal use of aircraft, $86,059 for personal use of a car and driver, and $400 of club dues;

for Mr. Lieberman, $4,577 of cash distributions in respect of unvested Alliance Holding Unit elections under the Partners Compensation Plan, and $103,763 of interest payments in respect of investment elections under the SCB Plan;

for Ms. Fedak, $150,449 of interest payments in respect of investment elections under the SCB Plan;

for Mr. Rissman, $144,404 of cash distributions in respect of unvested Alliance Holding Unit elections under the Partners Compensation Plan, and $1,465 of tax services;

for Ms. Fay, $59,546 of cash distributions in respect of undistributed Alliance Holding Unit elections under the SCB Plan, and $158,400 in living expenses.

(3)          We have modified our approach to column (i), which now includes the aggregate amounts awarded under the Partners Compensation Plan and SCB Plan, and aggregate deferred compensation resulting from association with the Advanced Value Hedge Fund in all years covered by the Summary Compensation Table.  (In prior Forms 10-K, we set forth award amounts vested and earnings credited during the relevant year.)  We adopted the SCB Plan in connection with the Bernstein Transaction and agreed to make awards of $96 million per year in 2001, 2002, and 2003 for the benefit of certain individuals who were stockholders or principals of SCB Inc. on the closing date, and their replacements.

Column (i) includes the following amounts:

Name	Year	Award under Employment Agreement($)(1)	Awards under Partners Compensation Plan($)(2)	Awards under SCB Plan($)(3)	Aggregate Deferred Compensation resulting from association with the Advanced Value Hedge Fund	Profit Sharing Plan Contribution	Term Life Insurance Premiums

Lewis A. Sanders	2004	12,035,000	0	0	0	20,500	774
	2003	0	506,797	3,193,203	1,510,769	5,185	804
	2002	0	0	0	4,000,000	0	774

Gerald M. Lieberman	2004	0	4,000,000	0	0	20,000	0
	2003	0	1,160,000	0	0	5,185	0
	2002	0	250,000	3,667,000	0	0	0

Marilyn G. Fedak	2004	0	4,500,000	0	0	16,154	0
	2003	0	1,700,000	0	0	5,185	0
	2002	0	0	5,383,000	333,333	0	0

Paul C. Rissman	2004	0	2,600,000	0	0	20,000	1,710
	2003	0	3,500,000	0	0	20,000	1,776
	2002	0	1,600,000	0	0	20,000	1,710

Sharon E. Fay	2004	0	3,500,000	0	0	16,154	134
	2003	0	1,810,000	0	0	5,185	187
	2002	0	0	2,100,000	133,333	0	180

(1)          In accordance with the terms of the employment agreement between Mr. Sanders and Alliance Capital, the award vests in three increments over two and one-half years — 40% on December 1, 2005, 40% on December 1, 2006, and 20% on July 1, 2007.  Unvested portions of the award are forfeitable under circumstances specified in the agreement.

(2)          2004 awards vest in equal annual increments on each of December 1, 2005, 2006, 2007, and 2008.  Unvested portions of awards are forfeitable upon the Named Executive Officer’s termination.

2003 awards vest in equal annual increments on each of December 1, 2004, 2005, 2006, and 2007.  Unvested portions of awards are forfeitable upon the Named Executive Officer’s termination.

2002 awards vest in equal annual increments on each of January 31, 2004, 2005, 2006, and 2007.  Unvested portions of awards are forfeitable upon the Named Executive Officer’s termination.

(3)          2003 awards vest in equal annual increments on each of December 1, 2004, 2005, and 2006.  Unvested portions of awards are forfeitable upon the Named Executive Officer’s termination.

2002 awards vest in equal annual increments on each of October 2, 2003, 2004, and 2005.  Unvested portions of awards are forfeitable upon the Named Executive Officer’s termination.

Option Grants in 2004

We did not grant options to acquire, or unit appreciation rights relating to, Alliance Holding Units to any of the Named Executive Officers during 2004.

Aggregated Option Exercises in 2004 and 2004 Year-End Option Values

The following table summarizes for each of the Named Executive Officers the number of options exercised during 2004, the aggregate dollar value realized upon exercise, the total number of Alliance Holding Units subject to unexercised options held at December 31, 2004, and the aggregate dollar value of in-the-money, unexercised options held at December 31, 2004. Value realized upon exercise is the difference between the fair market value of the underlying Alliance Holding Units on the date of exercise and the exercise price of the option. The value of an unexercised, in-the-money option at fiscal year-end is the difference between its exercise price and the fair market value of the underlying Alliance Holding Units on December 31, 2004, which was $42.00 per Alliance Holding Unit. These values have not been, and may never be, realized. The underlying options have not been, and may never be, exercised, and actual gains, if any, on exercise will depend on the value of Alliance Holding Units on the date of exercise.

Aggregated Option Exercises In 2004 and December 31, 2004 Option Values

			Number of Alliance Holding Units Underlying Unexpired Options as of December 31, 2004		Value of Unexercised In-the-Money Options as of December 31, 2004 ($)(1)
Name	Options Exercised (# Units)	Value Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable

Lewis A. Sanders	0	0	0	0	0	0
Gerald M. Lieberman	0	0	40,000	40,000	141,120	211,680
Marilyn G. Fedak	0	0	0	0	0	0
Paul C. Rissman	0	0	195,000	76,000	599,745	211,680
Sharon E. Fay	0	0	0	0	0	0

(1)                                  In-the-money options are those where the fair market value of the underlying Alliance Holding Units exceeds the exercise price of the option. The Named Executive Officers hold no other options in respect of Alliance Holding Units or Alliance Capital Units.

We may grant options to acquire Alliance Holding Units to our employees and to independent members of the Board. Upon exercise of options, Alliance Holding exchanges the proceeds from exercise for a number of Alliance Capital Units equal to the number of Alliance Holding Units acquired pursuant to the option exercises, thus increasing Alliance Holding’s investment in Alliance Capital.

Compensation Agreements with Named Executive Officers

On January 4, 2005, Mr. Sanders and Alliance Capital entered into an employment agreement pursuant to which Mr. Sanders shall serve as Alliance Capital’s Chairman and Chief Executive Officer through December 31, 2011 (“Employment Term”) unless the agreement is terminated in accordance with its terms.  Mr. Sanders will be paid a minimum base salary of $275,000 per year during the Employment Term and, for calendar year 2004 and each subsequent calendar year during the Employment Term, he is entitled to receive a deferred compensation award of not less than one percent (1%) of Alliance Capital’s consolidated operating income before incentive compensation (as defined with respect to the calculation of Alliance Capital’s bonus pool) for such calendar year.  Mr. Sanders is entitled to perquisites on the same terms as other senior executives.  Such perquisites currently include use of Alliance Capital’s aircraft.  Mr. Sanders is also entitled to a car and driver in connection with his services to Alliance Capital.

Certain Employee Benefit Plans

Retirement Plan.  We maintain a qualified, non-contributory, defined benefit retirement plan covering current and former employees who were employed in the United States prior to October 2, 2000. Our policy is to satisfy our funding obligation for each year in an amount not less than the minimum required under ERISA and not greater than the maximum amount that we can deduct for federal income tax purposes.  Our contributions are determined by application of actuarial methods and assumptions to reflect the cost of benefits under the plan. Each participant’s benefits are determined under a formula which takes into account years of credited service, the participant’s average compensation over prescribed periods and Social Security covered compensation. The maximum annual benefit payable under the plan may not exceed the lesser of $100,000 or 100% of a participant’s average aggregate compensation for the three consecutive years in which he or she received the highest aggregate compensation from us or such lower limit as may be imposed by the Internal Revenue Code on certain participants by reason of their coverage under another qualified plan we maintain. A participant is fully vested after the completion of five years of service. The plan generally provides for payments to or on behalf of each vested employee upon such employee’s retirement at the normal retirement age provided under the plan or later, although provision is made for payment of early retirement benefits on an actuarially reduced basis. Normal retirement age under the plan is 65. Death benefits are payable to the surviving spouse of an employee who dies with a vested benefit under the plan.

The table below sets forth with respect to the retirement plan the estimated annual straight life annuity benefits payable upon retirement at normal retirement age for employees with the remuneration and years of service indicated.

	Estimated Annual Benefits
	Years of Service at Retirement
Average Final Compensation	15	20	25	30	35	40	45

$100,000	$17,752	$23,670	$29,587	$35,504	$41,422	$46,422	$51,422
150,000	29,002	38,670	48,337	58,004	67,672	75,172	82,672
200,000	40,252	53,670	67,087	80,504	93,922	100,000	100,000
250,000	51,502	68,670	85,837	100,000	100,000	100,000	100,000
300,000	62,752	83,670	100,000	100,000	100,000	100,000	100,000

Assuming we employ Mr. Rissman until age 65, he would be credited with 32 years of service under the plan. Compensation on which plan benefits are based includes only base compensation and not bonuses, incentive compensation, profit-sharing plan contributions or deferred compensation. The compensation for calculation of plan benefits for Mr. Rissman for 2004 is $200,000.  The other Named Executive Officers are not eligible to participate in the retirement plan.

For a discussion of our other employee benefit plans, as well as its deferred compensation and unit option plans, see Note 14, Note 15, and Note 16 of Alliance Capital’s consolidated financial statements in Item 8.

Item 12.          Security Ownership of Certain Beneficial Owners and Management

Principal Security Holders

As of February 1, 2005, we had no information that any person beneficially owned more than 5% of the outstanding Alliance Capital Units except (i) AXA, AXA Financial, AXA Equitable, ACMI and ECMC (AXA Financial, AXA Equitable, ACMI and ECMC are wholly-owned subsidiaries of AXA) as reported on Schedule 13D/A filed with the SEC on December 23, 2004 pursuant to the Exchange Act, and (ii) SCB Inc. and SCB Partners Inc. (SCB Partners Inc. is a wholly-owned subsidiary of SCB Inc.) as reported on Schedule 13D/A dated December 23, 2004 pursuant to the Exchange Act.

The table below and the notes following it have been prepared in reliance upon such filings for the nature of ownership and an explanation of overlapping ownership.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership Reported on Schedule	Percent of Class

AXA(1)(2)(3)(4)(6) 25 avenue Matignon 75008 Paris France	153,180,009	60.3%
SCB Inc.(5)(6) SCB Partners Inc.(5)(6) 50 Main Street, Suite 1000 White Plains, NY 10606	16,320,000	6.4%

(1)                                  Based on information provided by AXA Financial, on January 31, 2005, AXA and certain of its subsidiaries beneficially owned all of AXA Financial’s outstanding common stock. For insurance regulatory purposes the shares of capital stock of AXA Financial beneficially owned by AXA and its subsidiaries have been deposited into a voting trust (“Voting Trust”) the term of which has been extended until May 12, 2012. The trustees of the Voting Trust (the “Voting Trustees”) are Claude Bébéar, Henri de Castries and Francoise Colloc’h, each of whom serves either on the Management Board or on the Supervisory Board of AXA. The Voting Trustees have agreed to exercise their voting rights to protect the legitimate economic interests of AXA, but with a view to ensuring that certain minority shareholders of AXA do not exercise control over AXA Financial or certain of its insurance subsidiaries.

(2)                                  Based on information provided by AXA, on January 31, 2005, 17.62% of the issued ordinary shares (representing 27.99% of the voting power) of AXA were owned directly and indirectly by Finaxa, a French holding company, and approximately 2.72% of the issued ordinary shares (representing 4.37% of the voting power) of AXA were owned by three French mutual insurance companies (the “Mutuelles AXA”). As of January 31, 2005, 65.72% of the shares (representing 75.42% of the voting power) of Finaxa were owned by the Mutuelles AXA, and 20.90% of the shares of Finaxa (representing 12.89% of the voting power) were owned by BNP Paribas, a French bank. As of January 31, 2005, the Mutuelles AXA and Fixaxa owned directly or indirectly approximately 20.35% of the issued ordinary shares (representing 32.36% of the voting power) of AXA.

(3)                                  The Voting Trustees, the Mutuelles AXA, as a group, and Finaxa may be deemed to be beneficial owners of all Alliance Capital Units beneficially owned by AXA and its subsidiaries. By virtue of the provisions of the Voting Trust Agreement, AXA may be deemed to have shared voting power with respect to the Alliance Capital Units. AXA and its subsidiaries have the power to dispose or direct the disposition of all shares of the capital stock of AXA Financial deposited in the Voting Trust. The Mutuelles AXA, as a group, and Finaxa may be deemed to share the power to vote or to direct the vote and to dispose or to direct the disposition of all the Alliance Capital Units beneficially owned by AXA and its subsidiaries. The address of each of AXA and the Voting Trustees is 25 avenue Matignon, 75008 Paris, France. The address of Finaxa is 23 avenue Matignon, 75008 Paris, France. The address of the Mutuelles AXA is 26, rue Drouot, 75009 Paris, France. The address of BNP Paribas is 3 rue d’Antin, 75002 Paris, France.

(4)                                  By reason of their relationships, AXA, the Voting Trustees, the Mutuelles AXA, Finaxa, AXA Financial, AXA Equitable, ACMI, and ECMC may be deemed to share the power to vote or to direct the vote and to dispose or direct the disposition of all or a portion of the 153,180,009 Alliance Capital Units.

(5)                                  SCB Partners Inc. is a wholly-owned subsidiary of SCB Inc. Mr. Sanders is a Director and the Chairman and Chief Executive Officer of SCB Inc., and is the owner of an approximate 22% equity interest in SCB Inc. Mr. Hertog is a Director and the President and Chief Operating Officer of SCB Inc., and is the owner of an approximate 10% equity interest in SCB Inc. Mr. Lieberman is a Director and the Senior Vice President — Finance and Administration of SCB Inc., and is the owner of a less than 1% equity interest in SCB Inc. Ms. Fedak  is a Director and Senior Vice President of SCB Inc., and is the owner of a less than 1% equity interest in SCB Inc. Ms. Fay is the owner of a less than 1% equity interest in SCB Inc. Mr. Sanders, Mr. Hertog, Mr. Lieberman, Ms. Fedak, and Ms. Fay disclaim beneficial ownership of the 16,320,000 Alliance Capital Units owned by SCB Partners Inc.

(6)                                  In connection with the Bernstein Transaction, SCB Inc., Alliance Capital and AXA Financial entered into a purchase agreement under which SCB Inc. has the right to sell or assign up to 2,800,000 Alliance Capital Units issued in connection with the Bernstein Transaction at any time. SCB Inc. has the right (“Put”) to sell to AXA Financial or its designee up to 8,160,000 Alliance Capital Units issued in connection with the Bernstein Transaction each year less any Alliance Capital Units SCB Inc. may have otherwise sold or assigned that year. The Put rights expire on October 2, 2010. Generally, SCB Inc. may exercise its Put rights only once per year and SCB Inc. may not deliver an exercise notice regarding its Put rights until at least nine months after it delivered its immediately preceding exercise notice. On each of November 25, 2002, March 5, 2004 and December 21, 2004, AXA Financial or certain of its wholly-owned subsidiaries purchased 8,160,000 Alliance Capital Units from SCB Partners Inc., a wholly-owned subsidiary of SCB Inc. pursuant to exercises of the Put rights by SCB Inc.

At February 1, 2005, Alliance Holding owned 80,589,991 or 31.8% of the outstanding Alliance Capital Units.

At February 1, 2005, we had no information that any person beneficially owned more than 5% of the outstanding Alliance Holding Units.

Management

As of February 1, 2005, none of our directors or executive officers beneficially owned Alliance Capital Units.  We exclude from our conclusion (i) 153,180,009 Alliance Capital Units beneficially owned by AXA and its subsidiaries, and (ii) 16,320,000 Alliance Capital Units beneficially owned by SCB Inc. and SCB Partners Inc.  As discussed above, many of our directors and executive officers also serve as directors and executive officers of these companies.

The following table sets forth, as of February 1, 2005, the beneficial ownership of Alliance Holding Units by each director and each Named Executive Officer of ACMC and by all directors and executive officers of ACMC as a group:

Name of Beneficial Owner	Number of Alliance Holding Units and Nature of Beneficial Ownership	Percent of Class

Lewis A. Sanders(1)	0		*
Dominique Carrel-Billiard(1)	0		*
Henri de Castries(1)	2,000		*
Christopher M. Condron(1)	10,000		*
Denis Duverne(1)	2,000		*
Roger Hertog(1)	0		*
Benjamin D. Holloway(2)	26,500		*
W. Edwin Jarmain(3)	14,000		*
Gerald M. Lieberman(4)	77,309		*
Lorie A. Slutsky(5)	5,150		*
Peter J. Tobin(6)	12,000		*
Stanley B. Tulin(1)	4,000		*
Marilyn G. Fedak(1)	0		*
Paul C. Rissman(7)	401,878		*
Sharon E. Fay(1)	0		*
All directors and executive officers of ACMC as a group (30 persons)(8)	2,461,157	3.1%

*                                         Number of Alliance Holding Units listed represents less than 1% of the Units outstanding.

(1)                                  Excludes Alliance Holding Units beneficially owned by AXA and its subsidiaries. Messrs. Carrel-Billiard, de Castries, Condron, Duverne, Jarmain, Lieberman, Moreau, Tobin, and Tulin are directors and/or officers of AXA, AXA Financial, and/or AXA Equitable. Messrs.  Sanders, Hertog, Lieberman, and Rissman, and Mesdames Fedak and Fay, are directors and/or officers of ACMC.

(2)                                  Includes 12,000 Alliance Holding Units which may be acquired within 60 days under the 1993 Unit Option Plan and the 1997 Long Term Incentive Plan (“Alliance Capital Option Plans”).

(3)                                  Includes 12,000 Alliance Holding Units subject to options under Alliance Capital Option Plans, which options Mr.  Jarmain may exercise within 60 days.

(4)                                  Includes 40,000 Alliance Holding Units subject to options under Alliance Capital Option Plans, which options Mr. Lieberman may exercise within 60 days.

(5)                                  Includes 4,000 Alliance Holding Units subject to options under Alliance Capital Option Plans, which options Ms. Slutsky may exercise within 60 days.

(6)                                  Represents 12,000 Alliance Holding Units subject to options under Alliance Capital Option Plans, which options Ms. Tobin may exercise within 60 days.

(7)                                  Includes 195,000 Alliance Holding Units subject to options under Alliance Capital Option Plans, which options Mr. Rissman may exercise within 60 days.

(8)                                  Includes 1,049,700 Alliance Holding Units subject to options under Alliance Capital Options, which options the directors and executive officers may exercise within 60 days under.

The following table sets forth, as of February 1, 2005, the beneficial ownership of the common stock of AXA by each director and each Named Executive Officer of ACMC and by all directors and executive officers of ACMC as a group:

AXA Common Stock(1)

Name of Beneficial Owner	Number of Shares and Nature of Beneficial Ownership	Percent of Class

Lewis A. Sanders	0		*
Dominique Carrel-Billiard	0		*
Henri de Castries(2)	3,284,069		*
Christopher M. Condron(3)	2,450,438		*
Denis Duverne(4)	1,145,030		*
Roger Hertog	0		*
Benjamin D. Holloway	438		*
W. Edwin Jarmain(5)	12,529		*
Gerald M. Lieberman	0		*
Nicolas Moreau(6)	211,602		*
Lorie A. Slutsky	0		*
Peter J. Tobin(7)	12,067		*
Stanley B. Tulin(8)	2,642,774		*
Marilyn G. Fedak	0		*
Paul C. Rissman	0		*
Sharon E. Fay	0		*
All directors and executive officers of the General Partner as a group (30 persons)(9)	9,758,947		*

*                                         Number of shares listed represents less than 1% of the outstanding AXA common stock.

(1)                                  Holdings of AXA American Depositary Shares (“ADS”) are expressed as their equivalent in AXA common stock. Each AXA ADS represents the right to receive one AXA ordinary share.

(2)                                  Includes 2,843,107 shares subject to options and 286,219 ADSs subject to options, which options Mr. de Castries may exercise within 60 days, and 30,900 shares owned by Mr. de Castries’ minor children.

(3)                                  Includes 1,558,583 ADSs subject to options, which options Mr. Condron may exercise within 60 days.

(4)                                  Includes 960,206 shares subject to options and 159,011 ADSs subject to options, which options Mr. Duverne may exercise within 60 days.

(5)                                  Includes 11,800 ADSs owned by Jarmain Group Inc. Mr. Jarmain controls Jarmain Group Inc.

(6)                                  Represents 211,602 shares subject to options, which options Mr. Moreau may exercise within 60 days.

(7)                                  Includes 3,540 ADSs Mr. Tobin owns jointly with his spouse.

(8)                                  Includes 132,410 shares subject to options and 2,008,208 ADSs subject to options, which options Mr. Tulin may exercise within 60 days.

(9)                                  Includes 4,147,325 shares and 4,012,021 ADSs subject to options, which options the directors and executive officers may exercise within 60 days.

Finaxa Common Stock

Among the directors and executive officers of ACMC, only Mr. de Castries owns Finaxa common stock. His 175,371 shares include 111,264 shares subject to options, which options Mr. de Castries may exercise within 60 days. These shares represent less than 1% of the outstanding Finaxa common stock.

Partnership Matters

ACMC makes all decisions relating to the management of Alliance Capital and Alliance Holding. ACMC has agreed that it will conduct no business other than managing Alliance Capital and Alliance Holding, although it may make certain investments for its own account. Conflicts of interest, however, could arise between Alliance Capital and Alliance Holding, ACMC and the Unitholders of both Partnerships.

Section 17-403(b) of the Delaware Revised Uniform Limited Partnership Act (“Delaware Act”) states in substance that, except as provided in the Delaware Act or the applicable partnership agreement, a general partner of a limited partnership has the liabilities of a general partner in a general partnership governed by the Delaware Uniform Partnership Law (as in effect on July 11, 1999) to the partnership and to the other partners. Accordingly, while under Delaware law a general partner of a limited partnership is liable as a fiduciary to the other partners, those fiduciary obligations may be altered by the terms of the applicable partnership agreement. The Alliance Capital Partnership Agreement and Alliance Holding Partnership Agreement both set forth limitations on the duties and liabilities of ACMC. The Alliance Capital Partnership Agreement and the Alliance Holding Partnership Agreement provide that ACMC is not liable for monetary damages for errors in judgment or for breach of fiduciary duty (including breach of any duty of care or loyalty), unless it is established that ACMC’s action or failure to act involved an act or omission undertaken with deliberate intent to cause injury, with reckless disregard for the best interests of the Partnerships or with actual bad faith on the part of ACMC, or constituted actual fraud. Whenever the Alliance Capital Partnership Agreement and the Alliance Holding Partnership Agreement provide that ACMC is permitted or required to make a decision (i) in its “discretion,” ACMC is entitled to consider only such interests and factors as it desires and has no duty or obligation to consider any interest of or other factors affecting the Partnerships or any Unitholder of Alliance Capital or Alliance Holding or (ii) in its “good faith” or under another express standard, ACMC will act under that express standard and will not be subject to any other or different standard imposed by the Alliance Capital Partnership Agreement and the Alliance Holding Partnership Agreement or applicable law or in equity or otherwise. The partnership agreements for Alliance Capital and Alliance Holding further provide to the extent that, at law or in equity, ACMC has duties (including fiduciary duties) and liabilities relating thereto to either Partnership or any partner, ACMC acting under the Alliance Capital Partnership Agreement or the Alliance Holding Partnership Agreement, as applicable, will not be liable to the Partnerships or any partner for its good faith reliance on the provisions of the partnership agreement.

In addition, the Alliance Capital Partnership Agreement and the Alliance Holding Partnership Agreement grant broad rights of indemnification to ACMC and its directors and affiliates and authorizes Alliance Capital and Alliance Holding to enter into indemnification agreements with the directors, officers, partners, employees and agents of Alliance Capital and its affiliates and Alliance Holding and its affiliates. The Partnerships have granted broad rights of indemnification to officers of ACMC and employees of Alliance Capital and Alliance Holding. The foregoing indemnification provisions are not exclusive, and the Partnerships are authorized to enter into additional indemnification arrangements. Alliance Capital and Alliance Holding have obtained directors and officers/errors and omissions liability insurance.

The Alliance Capital Partnership Agreement and the Alliance Holding Partnership Agreement also allow transactions between Alliance Capital and Alliance Holding and ACMC or its affiliates if the transactions are on terms determined by ACMC to be comparable to (or more favorable to Alliance Capital or Alliance Holding than) those that would prevail with an unaffiliated party. The Alliance Capital Partnership Agreement and the Alliance Holding Partnership Agreement provide that those transactions are deemed to meet that standard if such transactions are approved by a majority of those directors of ACMC who are not directors, officers or employees of any affiliate of the General Partner (other than Alliance Capital, and its subsidiaries or Alliance Holding) or, if in the reasonable and good faith judgment of ACMC, the transactions are on terms substantially comparable to (or more favorable to Alliance Capital or Alliance Holding than) those that would prevail in a transaction with an unaffiliated party.

The Alliance Capital Partnership Agreement and the Alliance Holding Partnership Agreement expressly permit all affiliates of ACMC (including AXA Equitable and its other subsidiaries) to compete, directly or indirectly, with Alliance Capital and Alliance Holding, to engage in any business or other activity and to exploit any opportunity, including those that may be available to Alliance Capital and Alliance Holding. AXA, AXA Financial, AXA Equitable and certain of their subsidiaries currently compete with Alliance Capital. See “Item 13. Certain Relationships and Related Transactions — Competition.” The Alliance Capital Partnership Agreement and the Alliance Holding Partnership Agreement further provide that, except to the extent that a decision or action by ACMC is taken with the specific intent of providing a benefit to an affiliate of ACMC to the detriment of Alliance Capital or Alliance Holding, there is no liability or obligation with respect to, and no challenge of, decisions or actions of ACMC that would otherwise be subject to claims or other challenges as improperly benefiting affiliates of ACMC to the detriment of the Partnerships or otherwise involving any conflict of interest or breach of a duty of loyalty or similar fiduciary obligation.

Section 17-1101(c) of the Delaware Act provides that it is the policy of the Delaware Act to give maximum effect to the principle of freedom of contract and to the enforceability of partnership agreements. Further, Section 17-1101(d) of the Delaware Act provides in part that to the extent a partner has duties (including fiduciary duties) and liabilities relating thereto to a limited partnership or to another partner, those duties and liabilities may be expanded or restricted by provisions in a partnership agreement. Decisions of the Delaware courts have recognized the right of parties, under the above provisions of the Delaware Act, to alter by the terms of a partnership agreement otherwise applicable fiduciary duties and liability for breach of duties. However, the Delaware Courts have required that a partnership agreement make clear the intent of the parties to displace otherwise applicable fiduciary duties (the otherwise applicable fiduciary duties often being referred to as “default” fiduciary duties). Judicial inquiry into whether a partnership agreement is sufficiently clear to displace default fiduciary duties is necessarily fact driven and is made on a case by case basis. Accordingly, the effectiveness of displacing default fiduciary obligations and liabilities of general partners continues to be a developing area of the law and it is not certain to what extent the foregoing provisions of the Alliance Capital Partnership Agreement and the Alliance Holding Partnership Agreement are enforceable under Delaware law.

Item 13.          Certain Relationships and Related Transactions

Competition

AXA, AXA Financial, AXA Equitable and certain of their direct and indirect subsidiaries provide financial services, some of which are competitive with those offered by Alliance Capital. The Alliance Capital Partnership Agreement specifically allows AXA Equitable and its subsidiaries (other than ACMC) to compete with Alliance Capital and to exploit opportunities that may be available to Alliance Capital. AXA, AXA Financial, AXA Equitable and certain of their subsidiaries have substantially greater financial resources than Alliance Capital or ACMC.

Financial Services

The Alliance Capital Partnership Agreement and the Alliance Holding Partnership Agreement permit AXA and its affiliates to provide services to Alliance Capital and Alliance Holding on terms comparable to (or more favorable to Alliance Capital and Alliance Holding than) those that would prevail in a transaction with an unaffiliated third party. ACMC believes that its arrangements with AXA Equitable and its affiliates are at least as favorable to Alliance Capital and Alliance Holding as could be obtained from an unaffiliated third party, based on its knowledge of and inquiry with respect to comparable arrangements with or between unaffiliated third parties.

The following tables summarize transactions between Alliance Capital and related parties during 2004:

Parties(1)	General Description of Relationship	Amounts Received or Accrued for in 2004

EQAT, AXA Premier and AXA Premier VIP	We serve as sub-adviser to these open-end mutual funds, each of which is sponsored by a subsidiary of AXA.	$70,566,000
AXA Equitable(2)

We provide investment management services and ancillary accounting, valuation, reporting, treasury and other services to the general and separate accounts of AXA Equitable and its insurance company subsidiary.

		$45,060,000 ($3,231,000 of which relates to the ancillary services)
AXA Asia Pacific(2)	We provide investment management services.	$24,252,000
AXA Group Life Insurance Japan	We provide investment management services.	$10,054,000
MONY Life Insurance Company and its subsidiaries(2)(3)	We provide investment management services.	$2,425,000
AXA UK Group Pension Scheme	We provide investment management services.	$958,000
AXA Group Life Insurance Company	We provide investment management services.	$719,000
AXA Reinsurance Company(2)	We provide investment management services.	$644,000
AXA Corporate Solutions(2)	We provide investment management services.	$234,000
AXA (Canada)(2)	We provide investment management services.	$195,000
AXA Foundation, Inc., a subsidiary of AXA Financial	We provide investment management services.	$160,000

Parties(1)(2)	General Description of Relationship	Amounts Paid or Accrued for in 2004

AXA Advisors	AXA Advisors distributes certain of our cash management products.	$6,325,000
AXA Equitable	We are covered by various insurance policies maintained by AXA Equitable.	$4,400,000
AXA Equitable	AXA Equitable provides certain data processing services and functions.	$3,117,000
AXA Advisors	AXA Advisors sells shares of our mutual funds under Distribution Services and Educational Support agreements.	$843,000
GIE Informatique AXA (“GIE”)	GIE provides cooperative technology development and procurement services to us and to various other subsidiaries of AXA.	$683,000
AXA Equitable	AXA Equitable provides certain legal and other services to us relating to insurance and other regulatory aspects of the general and separate accounts.	$586,000
Various AXA subsidiaries	They provide other miscellaneous general and administrative services.	$130,000

(1)                                  Alliance Capital is a party to each transaction.

(2)                                  This entity is a subsidiary of AXA. AXA is an indirect parent of Alliance Capital.

(3)                                  Subsidiaries include MONY Life Insurance Company of America and U.S. Financial Life Insurance Company.

Other Transactions

On February 1, 2001, Alliance Capital and AXA Asia Pacific entered into a Subscription and Shareholders Agreement under which they established two new investment management companies in Australia and New Zealand named Alliance Capital Management Australia Limited and Alliance Capital Management New Zealand Limited, respectively. AXA Asia Pacific and Alliance Capital each own fifty percent (50%) of the equity of each new company and have equal representation on the Boards. The new companies currently manage approximately $28.8 billion in assets, and earned $33.3 million in management fees in 2004.

AXA Advisors was our third largest distributor of AllianceBernstein Funds in 2004, for which we paid AXA Advisors sales concessions on sales of $438 million. Various subsidiaries of AXA distribute certain of our ACM Funds, for which such entities received aggregate distribution payments of approximately $366,000 in 2004.

During 2004, we paid for certain legal and other expenses incurred by AXA Equitable and its insurance company subsidiary relating to the general and separate accounts of AXA Equitable and such subsidiary of approximately $236,000 for which we have been or will be fully reimbursed by AXA Equitable.

AXA Equitable and its affiliates are not obligated to provide funds to us, except for ACMI’s and ACMC’s obligation to fund certain of our deferred compensation and employee benefit plan obligations.  See Item 11. ACMI and ACMC are obligated, subject to certain limitations, to make capital contributions to Alliance Capital in an amount equal to the payments Alliance Capital is required to make as deferred compensation under the employment agreements entered into in connection with AXA Equitable’s 1985 acquisition of Donaldson, Lufkin and Jenrette Securities Corporation as well as obligations of Alliance Capital to various employees and their beneficiaries under Alliance Capital’s Capital Accumulation Plan. In 2004, ACMI made capital contributions to Alliance Capital in the amount of approximately $5.9 million in respect of these obligations. ACMI’s obligations to make these contributions are guaranteed by EIC subject to certain limitations. All tax deductions with respect to these obligations, to the extent funded by ACMI, ACMC or EIC, will be allocated to ACMI or ACMC.

Lewis A. Sanders and Alliance Capital entered into an employment agreement on January 4, 2005.  See Item 11.

On January 8, 2005, Bruce W. Calvert and Alliance Capital entered into an employment agreement pursuant to which Mr. Calvert shall serve as an executive adviser to Alliance Capital’s Chief Executive Officer from January 1, 2005 through March 31, 2009 (“Employment Period”).  Mr. Calvert will be paid a maximum base salary of $120,000 per year during the Employment Period, and is eligible to receive a cash bonus and an award under the Partners Compensation Plan each year during the Employment Period at the discretion of the Compensation Committee.  Mr. Calvert is entitled to perquisites on the same terms as senior executives.  Such perquisites currently include the use of Alliance Capital’s aircraft; however, Mr. Calvert is limited to not more than 60 hours of use per year.  Mr. Calvert is also entitled to $7,000 per month to pay for the lease and operating expenses associated with an office at a location of his choosing in Connecticut.  Mr. Calvert resigned from the Board effective December 31, 2004.

On April 30, 2001, Dave H. Williams and Alliance Capital entered into an agreement pursuant to which Mr. Williams was employed by Alliance Capital through December 31, 2003 and, from January 1, 2004 through May 1, 2006 (“Consulting Period”), agreed to serve as a consultant to Alliance Capital for a fee of $275,000 per year. During the Consulting Period, he is entitled to be reimbursed, subject to an annual limitation, for any costs incurred in leasing an automobile and hiring a chauffeur and is entitled to a monthly allowance to cover his costs in obtaining, furnishing and equipping an office (at a location other than Alliance Capital’s places of business) and maintaining an administrative staff. Mr. Williams and his spouse (herself a former director of ACMC) are also entitled to dental and medical benefits comparable to senior executives for their respective lives.  Mr. Williams resigned from the Board effective December 2, 2004.

Two of our executive officers, one of whom is a director, have immediate family members who we employ. We established the compensation of each such family member in accordance with our employment and compensation practices applicable to employees with equivalent qualifications and responsibilities who hold similar positions.  These employees are three of our approximately 4,100 employees.

Gerald M. Lieberman’s daughter, Andrea L. Feldman, is employed in Institutional Investment Management Services and received 2004 compensation of $135,000 (including salary and bonus).   Mr. Lieberman’s son-in-law, Jonathan H. Feldman, the spouse of Andrea L. Feldman, is employed in Institutional Research Services and received 2004 compensation of $145,000 (including salary and bonus).

James G. Reilly’s brother, Michael J. Reilly, is a U.S. Large Cap Growth portfolio manager and received 2004 compensation of $2,360,000 (including salary, bonus, and deferred compensation).  James G. Reilly is our U.S. Large Cap Growth team leader.

Item 14.          Principal Accountant Fees and Services

The following table presents fees for professional audit services rendered by KPMG LLP for the audit of Alliance Capital’s and Alliance Holding’s annual financial statements for 2004 and 2003, and fees for other services rendered by KPMG LLP ($ in thousands).

	2004			2003
	Domestic	International	Total	Domestic	International	Total

Audit Fees(1)	$4,719	$982	$5,701	$1,997	$472	$2,469
Audit Related Fees(2)	2,842	670	3,512	1,651	483	2,134
Tax Fees(3)	519	594	1,113	512	785	1,297
All Other Fees(4)	3	—	3	62	—	62
Total	$8,083	$2,246	$10,329	$4,222	$1,740	$5,962

(1)                                  Includes $162,000 for 2004, and $88,000 for 2003, in respect of audit services for Alliance Holding.

(2)                                  Audit related fees consist principally of fees for audits of financial statements of certain employee benefit plans, Sarbanes-Oxley Section 404 documentation assistance and internal control reviews.

(3)                                  Tax fees consist of fees for tax consultation and tax compliance services.

(4)                                  All other fees in 2004 and 2003 consisted of miscellaneous non-audit services.

The Audit Committee has determined that all services to be provided by KPMG LLP must be reviewed and approved by the Audit Committee on a case-by-case basis, and therefore has not adopted policies or procedures to pre-approve engagements. The Audit Committee has delegated to its chairman the ability to approve any permissible non-audit engagement where the fees are expected to be less than $100,000.

PART IV

Item 15.          Exhibits and Financial Statement Schedules

(a)                                  There is no document filed as part of this Form 10-K.

Financial Statement Schedules.

Attached to this Form 10-K is a schedule describing Valuation and Qualifying Account-Allowance for Doubtful Accounts for the three years ended December 31, 2004, 2003, and 2002, and KPMG LLP’s report thereon.

(b)                                 Exhibits.

The following exhibits required to be filed by Item 601 of Regulation S-K are filed herewith or incorporated by reference herein, as indicated:

Exhibit	Description

2.1

Agreement between Federated Investors, Inc. and Alliance Capital dated as of October 28, 2004 (incorporated by reference to Exhibit 2.1 to Form 10-Q for the fiscal quarter ended September 30, 2004, as filed November 8, 2004).

2.2

Acquisition Agreement dated as of June 20, 2000 Amended and Restated as of October 2, 2000 among Alliance Capital, Alliance Holding, Alliance Capital Management LLC, SCB Inc., Bernstein Technologies Inc., SCB Partners Inc., Sanford C. Bernstein & Co., LLC and SCB LLC (incorporated by reference to Exhibit 2.1 to Form 10-K for the fiscal year ended December 31, 2000, as filed April 2, 2001).

3.1

Amended and Restated Certificate of Limited Partnership dated October 29, 1999 of Alliance Capital (incorporated by reference to Exhibit 3.1 to Form 10-K for the fiscal year ended December 31, 2003, as filed March 10, 2004).

3.2

Amended and Restated Agreement of Limited Partnership dated October 29, 1999 of Alliance Holding (incorporated by reference to Exhibit 3.2 to Form 10-K for the fiscal year ended December 31, 2003, as filed March 10, 2004).

3.3

Amended and Restated Agreement of Limited Partnership dated October 29, 1999 of Alliance Capital (incorporated by reference to Exhibit 3.3 to Form 10-K for the fiscal year ended December 31, 2003, as filed March 10, 2004).

3.4	Conformed Copy of ACMC By-Laws with amendments through September 26, 2003 (incorporated by reference to Exhibit 3.4 to Form 10-K for the fiscal year ended December 31, 2003, as filed March 10, 2004).

4.1

Senior Indenture dated as of August 10, 2001, between Alliance Capital and The Bank of New York (incorporated by reference to Exhibit 4 to Form 10-Q for the quarterly period ended September 30, 2001, as filed November 14, 2001).

10.1	Letter Agreement entered into by Bruce W. Calvert and Alliance Capital on January 8, 2005.

10.2	Form of Award Agreement under the Amended and Restated Alliance Partners Compensation Plan.

10.3	Guidelines for Transfer of Alliance Capital Units and Alliance Capital Policy Regarding Partners’ Requests for Consent to Transfer of Limited Partnership Interests to Third Parties.

10.4	Investment Advisory and Management Agreement for MONY Life.

10.5	Investment Advisory and Management Agreement for the General Account of AXA Equitable.

10.6	Letter Agreement entered into by Lewis A. Sanders and Alliance Capital on January 4, 2005 (incorporated by reference to Exhibit 99.25(a) to Form 8-K/A, as filed January 6, 2005).

10.7

Summary of Alliance Capital’s Lease at 1345 Avenue of the Americas, New York, New York 10105 (incorporated by reference to Exhibit 10.3 to Form 10-K for the fiscal year ended December 31, 2003, as filed March 10, 2004).

10.8

Amendment and Complete Restatement of the Retirement Plan for Employees of Alliance Capital dated as of January 1, 2002 (incorporated by reference to Exhibit 10.4 to Form 10-K for the fiscal year ended December 31, 2003, as filed March 10, 2004).

10.9

Amendment and Complete Restatement of the Profit Sharing Plan for Employees of Alliance Capital dated as of January 1, 2002 (incorporated by reference to Exhibit 10.5 to Form 10-K for the year ended December 31, 2003, as filed March 10, 2004).

10.10

Amendment dated January 1, 2004 to the Profit Sharing Plan for Employees of Alliance Capital (incorporated by reference to Exhibit 10.7 to Form 10-K for the fiscal year ended December 31, 2003, as filed March 10, 2004).

10.11

Amendment dated August 1, 2003 to the Retirement Plan for Employees of Alliance Capital (incorporated by reference to Exhibit 10.9 to Form 10-K for the fiscal year ended December 31, 2003, as filed March 10, 2004).

10.12

Alliance Capital Partners Plan of Repurchase adopted as of February 20, 2003 (incorporated by reference to Exhibit 10.2 to Form 10-K for the fiscal year ended December 31, 2002, as filed March 27, 2003).

10.13

Revolving Credit Agreement, dated as of September 6, 2002, by and among Alliance Capital and the Banks and Administration Agent named therein (incorporated by reference to Exhibit 10.102 to Form 10-Q for the quarterly period ended September 30, 2002, as filed November 14, 2002).

10.14

Letter Agreement entered into by Dave H. Williams and Alliance Capital on April 30, 2001 (incorporated by reference to Exhibit 10.17 to Form 10-K for the fiscal year ended December 31, 2001, as filed March 28, 2002).

10.15

Services Agreement dated as of April 22, 2001 between Alliance Capital and AXA Equitable (incorporated by reference to Exhibit 10.19 to Form 10-K for the fiscal year ended December 31, 2001, as filed March 28, 2002).

10.16

Registration Rights Agreement dated as of October 2, 2000 by and among Alliance Capital, SCB Inc. and SCB Partners Inc. (incorporated by reference to Exhibit 10.17 to Form 10-K for the fiscal year ended December 31, 2000, as filed April 2, 2001).

10.17

Purchase Agreement dated as of June 20, 2000 by and among Alliance Capital, AXA Financial and SCB Inc. (incorporated by reference to Exhibit 10.18 to Form 10-K for the fiscal year ended December 31, 2000, as filed April 2, 2001).

10.18	Alliance Capital Annual Elective Deferral Plan (incorporated by reference to Exhibit 99 to Form S-8, as filed November 6, 2000).

10.19

Amended and Restated Alliance Partners Compensation Plan dated December 6, 1999 (incorporated by reference to Exhibit 10.3 to Form 10-K for the fiscal year ended December 31, 1999, as filed March 28, 2000).

10.20	Commercial Paper Dealer Agreement, dated as of December 14, 1999 (incorporated by reference to Exhibit 10.9 to Form 10-K for the fiscal year ended December 31, 1999, as filed March 28, 2000).

10.21

Extendible Commercial Notes Dealer Agreement, dated as of December 14, 1999 (incorporated by reference to Exhibit 10.10 to the Form 10-K for the fiscal year ended December 31, 1999, as filed March 28, 2000).

10.22

Amended and Restated Investment Advisory and Management Agreement dated January 1, 1999 among Alliance Holding, Alliance Corporate Finance Group Incorporated and AXA Equitable (incorporated by reference to Exhibit (a)(6) to Form 10-Q/A for the quarterly period ended September 30, 1999, as filed on September 28, 2000).

10.23

Amended and Restated Accounting, Valuation, Reporting and Treasury Services Agreement dated January 1, 1999 between Alliance Holding, Alliance Corporate Finance Group Incorporated and AXA Equitable (incorporated by reference to Exhibit (a)(7) to the Form 10-Q/A for the quarterly period ended September 30, 1999, as filed September 28, 2000).

10.24	Alliance Capital Century Club Plan (incorporated by reference to Exhibit 4.3 to Form S-8, as filed July 12, 1993).

10.25	Alliance Capital Accumulation Plan (incorporated by reference to Exhibit 10.11 to Form 10-K for the fiscal year ended December 31, 1988, as filed March 31, 1989).

10.26	Alliance Partners Plan (incorporated by reference to Exhibit 10.12 to Form 10-K for the fiscal year ended December 31, 1988, as filed March 31, 1989).

12.1	Alliance Capital Consolidated Ratio of Earnings to Fixed Charges in respect of the years ended December 31, 2004, 2003, and 2002.

21.1	Subsidiaries of Alliance Capital.

23.1	Consents of KPMG LLP.

24.1	Power of Attorney of Dominique Carrel-Billiard.

24.2	Power of Attorney of Henri de Castries.

24.3	Power of Attorney of Christopher M. Condron.

24.4	Power of Attorney of Denis Duverne.

24.5	Power of Attorney of Benjamin D. Holloway.

24.6	Power of Attorney of W. Edwin Jarmain.

24.7	Power of Attorney of Nicolas Moreau.

24.8	Power of Attorney of Lorie A. Slutsky.

24.9	Power of Attorney of Peter J. Tobin.

24.10	Power of Attorney of Stanley B. Tulin.

31.1	Certification of Mr. Sanders is being furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Mr. Joseph is being furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Mr. Sanders is being furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Mr. Joseph is being furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLIANCE CAPITAL MANAGEMENT L.P.

	By:	Alliance Capital Management Corporation, General Partner

Date: March 15, 2005	By:	/s/ Lewis A. Sanders
Lewis A. Sanders Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 15, 2005	/s/ Robert H. Joseph, Jr.
Robert H. Joseph, Jr. Senior Vice President and Chief Financial Officer

/s/ Edward J. Farrell
Date: March 15, 2005	Edward J. Farrell Senior Vice President and Chief Accounting Officer

Directors

/s/ Lewis A. Sanders	*
Lewis A. Sanders	W. Edwin Jarmain
Chairman of the Board	Director

*	/s/ Gerald M. Lieberman
Dominique Carrel-Billiard	Gerald M. Lieberman
Director	Director

*	*
Christopher M. Condron	Nicolas Moreau
Director	Director

*	*
Henri de Castries	Lorie A. Slutsky
Director	Director

*	*
Denis Duverne	Peter J. Tobin
Director	Director

/s/ Roger Hertog	*
Roger Hertog	Stanley B. Tulin
Director	Director

*	/s/ Laurence E. Cranch
Benjamin D. Holloway	Laurence E. Cranch
Director	(*Attorney-in-fact)

SCHEDULE

Alliance Capital Management L.P.

Valuation and Qualifying Account - Allowance for Doubtful Accounts

For the Three Years Ending December 31, 2004, 2003, and 2002

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Reclassifications	Deductions (a)		Balance at End of Period
	(in thousands)

For the year ended December 31, 2002	$150	$1,477	$850	$340		$2,137

For the year ended December 31, 2003	$2,137	$1,839	$—	$1,054		$2,922

For the year ended December 31, 2004	$2,922	$—	$—	$1,215	(b)	$1,707

(a) Accounts written-off as uncollectible.

(b) 2004 includes $100 reduction of allowance balance.

Report of Independent Registered Public Accounting Firm

The General Partner and Unitholders

Alliance Capital Management L.P.:

Under date of March 15, 2005, we reported on the consolidated balance sheets of Alliance Capital Management L.P. and subsidiaries (“Alliance Capital”) as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in partners’ capital and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2004, which are included in this Form 10-K.  In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule referenced in Item 15 (a) of this Form 10-K.  This financial statement schedule is the responsibility of the General Partner’s management.  Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
New York, New York March 15, 2005