Form 10-Q
period 2005-03-31
ALLIANCE CAPITAL MANAGEMENT L P
filed 2005-05-06
CIK 1109448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

The number of units of limited partnership interests outstanding as of March 31, 2005 was 254,600,699.

ALLIANCE CAPITAL MANAGEMENT L.P.

Index to Form 10-Q

Part I

FINANCIAL INFORMATION

		Page
Item 1.	Financial Statements

	Condensed Consolidated Statements of Financial Condition	1

	Condensed Consolidated Statements of Income	2

	Condensed Consolidated Statements of Changes in Partners’ Capital and Comprehensive Income	3

	Condensed Consolidated Statements of Cash Flows	4

	Notes to Condensed Consolidated Financial Statements	5-17

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18-29

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29

Item 4.	Controls and Procedures	29

	Part II

	OTHER INFORMATION

Item 1.	Legal Proceedings	30

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 3.	Defaults Upon Senior Securities	30

Item 4.	Submission of Matters to a Vote of Security Holders	30

Item 5.	Other Information	30

Item 6.	Exhibits	31

SIGNATURE		32

Part I

FINANCIAL INFORMATION

Item 1.	Financial Statements

ALLIANCE CAPITAL MANAGEMENT L.P.

AND SUBSIDIARIES

Condensed Consolidated Statements of Financial Condition

(in thousands)

	3/31/05	12/31/04
	(unaudited)
ASSETS
Cash and cash equivalents	$903,031	$1,061,523
Cash and securities segregated, at market (cost: $1,690,232 and $1,488,872)	1,690,316	1,489,041
Receivables:
Brokers and dealers	1,638,011	1,487,601
Brokerage clients	347,005	352,108
Fees, net	374,529	354,517
Investments	339,266	192,167
Furniture, equipment and leasehold improvements, net	228,046	215,367
Goodwill, net	2,876,657	2,876,657
Intangible assets, net	320,850	326,025
Deferred sales commissions, net	233,580	254,456
Other investments	28,807	61,350
Other assets	116,778	108,518
Total assets	$9,096,876	$8,779,330

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Payables:
Brokers and dealers	$1,036,761	$786,544
Brokerage clients	2,663,733	2,663,952
Alliance mutual funds	182,557	125,899
Accounts payable and accrued expenses	273,508	275,264
Accrued compensation and benefits	375,369	326,219
Debt	407,466	407,517
Minority interests in consolidated subsidiaries	11,033	10,237
Total liabilities	4,950,427	4,595,632

Commitments and contingencies (See Note 5)

Partners’ capital	4,146,449	4,183,698
Total liabilities and partners’ capital	$9,096,876	$8,779,330

See Accompanying Notes to Condensed Consolidated Financial Statements.

ALLIANCE CAPITAL MANAGEMENT L.P.

AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(in thousands, except per unit amounts)

(unaudited)

	Three Months Ended
	3/31/05	3/31/04

Revenues:
Investment advisory and services fees	$536,170	$510,968
Distribution revenues	107,833	116,305
Institutional research services	75,217	79,424
Shareholder servicing fees	25,246	31,270
Other revenues, net	5,779	14,340
	750,245	752,307

Expenses:
Employee compensation and benefits	285,062	274,804
Promotion and servicing:
Distribution plan payments	91,438	97,114
Amortization of deferred sales commissions	36,548	48,520
Other	47,110	51,870
General and administrative	99,879	91,004
Interest	6,272	6,500
Amortization of intangible assets	5,175	5,175
	571,484	574,987

Income before income taxes	178,761	177,320

Income taxes	10,254	8,866

Net income	$168,507	$168,454

Net income per unit:
Basic	$0.66	$0.66
Diluted	$0.65	$0.66

See Accompanying Notes to Condensed Consolidated Financial Statements.

ALLIANCE CAPITAL MANAGEMENT L.P.
AND SUBSIDIARIES

Condensed Consolidated Statements of
Changes in Partners’ Capital
and Comprehensive Income

(in thousands)

(unaudited)

	Three Months Ended
	3/31/05	3/31/04

Partners’ capital - beginning of period	$4,183,698	$3,778,469
Comprehensive income:
Net income	168,507	168,454
Other comprehensive income:
Unrealized gain (loss) on investments, net	(813)	493
Foreign currency translation adjustment, net	67	7,433
Comprehensive income	167,761	176,380
Capital contributions from general partner	739	307
Cash distributions to general partner and unitholders	(230,986)	(23)
Purchases of Alliance Holding Units to fund deferred compensation plans, net	(6,388)	(38,375)
Compensatory Alliance Holding Unit options expense	564	648
Amortization of deferred compensation expense	14,411	16,853
Proceeds from exercise of options to acquire Alliance Holding Units	16,650	28,366
Partners’ capital - end of period	$4,146,449	$3,962,625

See Accompanying Notes to Condensed Consolidated Financial Statements.

ALLIANCE CAPITAL MANAGEMENT L.P.
AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended
	3/31/05	3/31/04

Cash flows from operating activities:
Net income	$168,507	$168,454
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred sales commissions	36,548	48,520
Amortization of deferred compensation	24,077	28,300
Depreciation and other amortization	16,577	16,231
Other, net	7,069	7,253
Changes in assets and liabilities:
(Increase) decrease in segregated cash and securities	(201,275)	52,121
(Increase) in receivable from brokers and dealers	(147,480)	(94,552)
Decrease in receivable from brokerage clients	7,716	17,218
(Increase) decrease in fees receivable, net	(19,368)	24,287
(Increase) in trading investments	(163,192)	(110,197)
(Increase) in deferred sales commissions	(15,671)	(14,888)
Decrease in other investments	33,168	10,883
(Increase) in other assets	(8,424)	(16,414)
Increase in payable to brokers and dealers	247,280	24,599
(Decrease) increase in payable to brokerage clients	(2,677)	277,688
Increase (decrease) in payable to Alliance mutual funds	56,676	(8,591)
(Decrease) in accounts payable and accrued expenses	(2,699)	(286,886)
Increase in accrued compensation and benefits, less deferred compensation	40,359	40,411
Net cash provided by operating activities	77,191	184,437

Cash flows from investing activities:
Purchases of investments	(1,439)	(4,704)
Proceeds from sales of investments	10,614	4,456
Additions to furniture, equipment and leasehold improvements, net	(23,739)	(6,872)
Net cash used in investing activities	(14,564)	(7,120)

Cash flows from financing activities:
Repayment of commercial paper, net of proceeds from issuance	(84)	(92)
Cash distributions to general partner and unitholders	(230,986)	(23)
Capital contributions from general partner	739	307
Proceeds from exercise of options to acquire Alliance Holding Units	16,650	28,366
Purchases of Alliance Holding Units to fund deferred compensation plans, net	(6,388)	(38,375)
Net cash used in financing activities	(220,069)	(9,817)

Effect of exchange rate changes on cash and cash equivalents	(1,050)	6,561

Net (decrease) increase in cash and cash equivalents	(158,492)	174,061
Cash and cash equivalents as of beginning of period	1,061,523	502,858
Cash and cash equivalents as of end of period	$903,031	$676,919
Cash paid:
Interest	$25,635	$16,737
Income taxes	$13,537	$8,954

See Accompanying Notes to Condensed Consolidated Financial Statements.

ALLIANCE CAPITAL MANAGEMENT L.P.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2005

(unaudited)

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

Alliance Capital provides diversified investment management and related services globally to a broad range of clients including:

•                  institutional investors, including unaffiliated corporate and public employee pension funds, endowment funds, domestic and foreign institutions and governments, and affiliates such as AXA and certain of its insurance company subsidiaries, by means of separately managed accounts, institutional sub-advisory relationships, structured products, group trusts, mutual funds, and other investment vehicles (“Institutional Investment Management Services”);

•                  individual investors, primarily by means of retail mutual funds sponsored by Alliance Capital, its subsidiaries and affiliated joint venture companies, sub-advisory relationships in respect of mutual funds sponsored by third parties, separately managed account programs that are sponsored by registered broker-dealers and generally provide for an all-inclusive fee covering investment management, trade execution, asset allocation, and custodial and administrative services (“Separately Managed Account Programs”), and other investment vehicles (“Retail Services”);

•                  private clients, including high-net-worth individuals, trusts and estates, charitable foundations, partnerships, private and family corporations, and other entities, by means of separately managed accounts, hedge funds, mutual funds, and other investment vehicles (“Private Client Services”); and

•                  institutional investors desiring institutional research services including in-depth research, portfolio strategy, trading, and brokerage-related services (“Institutional Research Services”).

We also provide distribution, shareholder servicing and administrative services to our sponsored mutual funds.

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

As of March 31, 2005, AXA, a société anonyme organized under the laws of France and the holding company for an international group of insurance and related financial services companies, AXA Financial, Inc. (an indirect wholly-owned subsidiary of AXA, “AXA Financial”), AXA Equitable Life Insurance

Company (formerly known as the The Equitable Life Assurance Society of the United States and a wholly-owned subsidiary of AXA Financial, “AXA Equitable”) and certain subsidiaries of AXA Equitable, collectively owned approximately 1.8% of the issued and outstanding Alliance Holding Units.

As of March 31, 2005, the ownership structure of Alliance Capital, as a percentage of limited partnership interests, was as follows:

AXA, AXA Financial, AXA Equitable and certain subsidiaries of AXA Equitable	60.2%
Alliance Holding	31.9
SCB Partners Inc. (a wholly-owned subsidiary of SCB Inc.; formerly known as Sanford C. Bernstein Inc.)	6.4
Other	1.5
100.0%

Alliance Capital Management Corporation (“ACMC”), an indirect wholly-owned subsidiary of AXA Financial, is the general partner of both Alliance Holding and Alliance Capital.  ACMC owns 100,000 general partnership units in Alliance Holding and a 1% general partnership interest in Alliance Capital.  Including the general partnership interests in Alliance Capital and Alliance Holding, and their equity interest in Alliance Holding, AXA, AXA Financial, AXA Equitable and certain subsidiaries of AXA Equitable collectively have an approximate 61.2% economic interest in Alliance Capital.

2.   Summary of Significant Accounting Policies

Basis of Presentation

The unaudited interim condensed consolidated financial statements of Alliance Capital included herein have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of the interim results, have been made. The preparation of the condensed consolidated financial statements requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates. These statements should be read in conjunction with Alliance Capital’s audited consolidated financial statements for the year ended December 31, 2004.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentation. These include the reclassification of certain sub-accounting payments and networking fees from other promotion and servicing expense to shareholder servicing fees.

Cash Distributions

Alliance Capital is required to distribute all of its Available Cash Flow, as defined in the Amended and Restated Agreement of Limited Partnership of Alliance Capital (“Alliance Capital Partnership Agreement”), to ACMC and its unitholders. Cash distributions are recorded when declared. On April 28, 2005, ACMC declared a distribution of $162.0 million, or $0.63 per Alliance Capital Unit, representing the distribution of Available Cash Flow for the three months ended March 31, 2005. The distribution is payable on May 19, 2005 to holders of record as of May 9, 2005.

Goodwill, Net

Goodwill represents the excess of the purchase price over the fair value of identifiable assets of acquired companies, less accumulated amortization. Goodwill is not amortized, but is tested annually for impairment. Goodwill impairment is indicated if the net recorded value of Alliance Capital’s assets and liabilities exceeds estimated fair value, which would then require the measurement of Alliance Capital’s assets and liabilities as if Alliance Capital had been acquired.  This measurement may or may not result in goodwill impairment. If impaired, the recorded amount is reduced to estimated fair value with a corresponding charge to earnings.

Intangible Assets, Net

Intangible assets consist of costs assigned to investment management contracts of businesses acquired, less accumulated amortization. These costs are being amortized on a straight-line basis over estimated useful lives of twenty years.

The gross carrying amount and accumulated amortization of intangible assets subject to amortization totaled $414.0 million and $93.1 at March 31, 2005, respectively. Amortization expense was $5.2 million for both the three months ended March 31, 2005 and 2004, respectively, and estimated amortization expense for each of the next five years is approximately $20.7 million.

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

Revenue Recognition

Investment advisory and services base fees, generally calculated as a percentage, referred to as “basis points”, of assets under management for clients, are recorded as revenue as the related services are performed. Certain investment advisory contracts provide for a performance fee, in addition to or in lieu of a base fee, that is calculated as either a percentage of absolute investment results or a percentage of investment results in excess of a stated benchmark over a specified period of time. Performance fees are recorded as revenue at the end of each measurement period. Investment advisory and services fees include brokerage transaction charges received by Sanford C. Bernstein & Co. (“SCB LLC”), a wholly-owned subsidiary, for certain retail, private client and institutional investment management client transactions. Institutional research services revenue consists of brokerage transaction charges received by SCB LLC and Sanford C. Bernstein Limited (“SCBL”), a wholly-owned subsidiary, for in-depth research and other services provided to institutional investors. Brokerage transaction charges earned and related expenses are recorded on a trade date basis. Distribution revenues and shareholder servicing fees are accrued as earned.

Compensatory Option Plans

In 2002, we adopted the fair value method of recording compensation expense on a prospective basis, using a straight-line amortization policy, relating to compensatory option awards of Alliance Holding Units, as permitted by Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation”, as amended by Statement of Financial Accounting Standards No. 148 (“SFAS No. 148”), “Accounting for Stock-Based Compensation – Transition and Disclosure”.  Under the fair value method, compensation expense is measured at the grant date based on the estimated fair value of the award and is recognized over the vesting period. Fair value is determined using the Black-Scholes option valuation model. Compensation expense, net of taxes, resulting from compensatory unit option awards granted after 2001 totaled approximately $0.5 million and $0.6 million for the three months ended March 31, 2005 and 2004, respectively.

For compensatory option awards granted prior to 2002, we applied the provisions of Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees”, under which compensation expense is recognized only if the market value of the underlying Alliance Holding Units exceeds the exercise price at the date of grant. We did not record compensation expense for compensatory option awards made prior to 2002 because those options were granted with exercise prices equal to the market value of the underlying Alliance Holding Units on the date of grant. Had we recorded compensation expense for those options based on their market value at grant date under SFAS No. 123, net income for the three months ended March 31, 2005 and 2004 would have been reduced to the pro forma amounts indicated below:

	Three Months Ended
	3/31/05	3/31/04
	(in thousands, except per unit amounts)
SFAS No. 123 pro forma net income:
Net income as reported	$168,507	$168,454
Add: stock-based compensation expense included in net income, net of tax	532	616
Deduct: total stock-based compensation expense determined under fair value method for all awards, net of tax	(558)	(1,375)
SFAS No. 123 pro forma net income	$168,481	$167,695

Net income per unit:
Basic net income per unit as reported	$0.66	$0.66
Basic net income per unit pro forma	$0.66	$0.66
Diluted net income per unit as reported	$0.65	$0.66
Diluted net income per unit pro forma	$0.65	$0.65

3.   Cash and Securities Segregated Under Federal Regulations and Other Requirements

As of March 31, 2005, $1.7 billion of United States Treasury Bills were segregated in a special reserve bank custody account for the exclusive benefit of brokerage customers of SCB LLC under rule 15c3-3 of the Securities Exchange Act of 1934 (“Exchange Act”). During the first week of April, 2005, we deposited  an additional $0.3 billion in United States Treasury Bills in a special reserve account pursuant to Rule 15c3-3 requirements.

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

	Three Months Ended
	3/31/05	3/31/04
	(in thousands, except per unit amounts)

Net income	$168,507	$168,454

Weighted average units outstanding - basic	254,196	252,358
Dilutive effect of compensatory options	1,887	2,051
Weighted average units outstanding - diluted	256,083	254,409

Basic net income per unit	$0.66	$0.66
Diluted net income per unit	$0.65	$0.66

As of March 31, 2005 and 2004, out-of-the-money options to acquire 4,187,000 and 5,244,000 units, respectively, have been excluded from the diluted net income per unit computation due to their anti-dilutive effect.

5.   Commitments and Contingencies

Deferred Sales Commission Asset

Our mutual fund distribution system (the “System”) includes a multi-class share structure that permits our open-end mutual funds to offer investors various options for the purchase of mutual fund shares, including both front-end load shares and back-end load shares. For front-end load shares, AllianceBernstein Investment Research and Management, Inc. (“ABIRM”), a wholly-owned subsidiary, pays sales commissions to financial intermediaries distributing the funds from the conventional front-end sales charge it receives from investors at the time of sale. For back-end load shares, ABIRM pays sales commissions to financial intermediaries at the time of sale and also receives higher ongoing distribution services fees from the mutual funds. In addition, investors who redeem before the expiration of the minimum holding period (which ranges from one year to four years) pay a CDSC to ABIRM.

Our payments of sales commissions to financial intermediaries in connection with the sale of back-end load shares under the System are capitalized as deferred sales commissions (“deferred sales commission asset”) and amortized over periods not exceeding five and one-half years, the periods of time during which the deferred sales commission asset is expected to be recovered. CDSC cash recoveries are recorded as reductions of unamortized deferred sales commissions when received. The amount recorded for the net deferred sales commission asset was $233.6 million at March 31, 2005. Payments of sales commissions made to financial intermediaries in connection with the sale of back-end load shares under the System, net of CDSC received of $6.1 million and $10.2 million, totaled approximately $15.7 million and $14.9 million during the three months ended March 31, 2005 and 2004, respectively.

Management tests the deferred sales commission asset for recoverability quarterly, or monthly when events or changes in circumstances occur that could significantly increase the risk of impairment of the asset.  Significant assumptions utilized to estimate the company’s future average assets under management and undiscounted future cash flows from back-end load shares include expected future market levels and redemption rates. Market assumptions are selected using a long-term view of expected average market returns based on historical returns of broad market indices. At March 31, 2005, management used average market return assumptions of 5% for fixed income and 8% for equity to estimate annual market returns. Higher actual average market returns would increase undiscounted future cash flows, while lower actual average market returns would decrease undiscounted future cash flows. Future redemption rate assumptions were determined by reference to actual redemption experience over the five-year, three-year, and one-year periods ended March 31, 2005. Based on the actual redemption rates, including increased redemption rates experienced more recently, management used a range of possible annual redemption rates of 20%, 24%, and 26% as of March 31, 2005, calculated as a percentage of the company’s average assets under management of back-end load shares. An increase in the actual rate of redemptions would decrease undiscounted future cash flows, while a decrease in the actual rate of redemptions would increase undiscounted future cash flows. These assumptions are reviewed and updated quarterly, or monthly when events or changes in circumstances occur that could significantly increase the risk of impairment of the asset. Estimates of undiscounted future cash flows and the remaining life of the deferred sales commission asset are made from these assumptions and the aggregate undiscounted future cash flows are compared to the recorded value of the deferred sales commission asset. Management considers the results of these analyses performed at various dates. As of March 31, 2005, management determined that the deferred sales commission asset was not impaired. If management determines in the future that the deferred sales commission asset is not recoverable, an impairment condition would exist and a loss would be measured as the amount by which the recorded amount of the asset exceeds its estimated fair value. Estimated fair value is determined using management’s best estimate of future cash flows discounted to a present value amount.

During the three months ended March 31, 2005, equity markets decreased by approximately 2% as measured by the change in the Standard & Poor’s 500 Stock Index and fixed income markets remained flat as measured by the change in the Lehman Brothers’ Aggregate Bond Index. The redemption rate for domestic back-end load shares, adjusted for the closing of certain funds in conjunction with the company’s fund rationalization program, was approximately 25.6% during the three months ended March 31, 2005. Declines in financial markets or higher redemption levels, or both, as compared to the assumptions used to estimate undiscounted future cash flows, as described above, could result in the impairment of the deferred sales commission asset. Due to the volatility of the capital markets and changes in redemption rates, management is unable to predict whether or when a future impairment of the deferred sales commission asset might occur. Any impairment would reduce materially the recorded amount of the deferred sales commission asset with a corresponding charge to earnings.

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

On May 7, 2002, a complaint entitled The Florida State Board of Administration v. Alliance Capital Management L.P. (“SBA Complaint”) was filed in the Circuit Court of the Second Judicial Circuit, in and for Leon County, Florida against Alliance Capital. The SBA Complaint alleged breach of contract relating to the Investment Management Agreement between The Florida State Board of Administration (“SBA”) and Alliance Capital, breach of the covenant of good faith and fair dealing contained in the Investment Management Agreement, breach of fiduciary duty, negligence, gross negligence and violation of the Florida Securities and Investor Protection Act, in connection with purchases and sales of Enron common stock for the SBA investment account. The SBA Complaint sought more than $300 million in compensatory damages and an unspecified amount of punitive damages. On November 13, 2003, the SBA filed an amended complaint (“Amended SBA Complaint”), which contained similar Enron-related claims and also alleged that Alliance Capital breached its contract with the SBA by investing in or continuing to hold stocks for the SBA’s investment portfolio that were not “1-rated,” the highest rating that Alliance Capital’s research analysts could assign. The Amended SBA Complaint also added claims for negligent supervision and common law fraud. The Amended SBA Complaint sought rescissionary damages for all purchases of stocks that were not 1-rated, as well as damages for those that were not sold on a downgrade. During the third quarter of 2004, the SBA asserted in discovery that its Enron-related and 1-rated stock-related damages (including statutory interest) are approximately $2.9 billion. The trial commenced on March 8, 2005. On April 17, 2005, Alliance Capital and the SBA entered into an Agreement Regarding Litigation pursuant to which, among other things, a jury verdict in favor of Alliance Capital on all claims would prevent both parties from seeking to retry or appeal the case and from seeking costs or attorneys’ fees, and would prevent Alliance Capital from seeking to recover its claim for unpaid investment management fees. On April 18, 2005, the jury found in favor of Alliance Capital on all claims.

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

On September 29, 2004, plaintiffs filed consolidated amended complaints with respect to four claim types: mutual fund shareholder claims; mutual fund derivative claims; derivative claims brought on behalf of Alliance Holding; and claims brought under ERISA by participants in the Profit Sharing Plan for Employees of Alliance Capital. All four complaints include substantially identical factual allegations, which appear to be based in large part on an SEC Order dated December 18, 2003, amended and restated January 15, 2004. The claims in the mutual fund derivative consolidated amended complaint are generally based on the theory that all fund advisory agreements, distribution agreements and 12b-1 plans between Alliance Capital and the AllianceBernstein Funds should be invalidated, regardless of whether market timing occurred in each individual fund, because each was approved by fund trustees on the basis of materially misleading information with respect to the level of market timing permitted in funds managed by Alliance Capital. The claims asserted in the other three consolidated amended complaints are similar to those that the respective plaintiffs asserted in their previous federal lawsuits.

As previously disclosed in Item 1, Regulation of our 2004 Form 10-K, on February 10, 2004, we received (i) a subpoena duces tecum from the Office of the Attorney General of the State of West Virginia and (ii) a request for information from the Office of the State Auditor, Securities Commission, for the State of West Virginia (together, the “Information Requests”). Both Information Requests require us to produce documents concerning, among other things, any market timing or late trading in our sponsored mutual funds. We responded to the Information Requests and have been cooperating fully with the investigation.

On April 11, 2005, a complaint entitled The Attorney General of the State of West Virginia v. AIM Advisors, Inc., et al. (“WVAG Complaint”) was filed against Alliance Capital, Alliance Holding, and various other defendants not affiliated with Alliance Capital.  The WVAG Complaint was filed in the Circuit Court of Marshall County, West Virginia by the Attorney General of the State of West Virginia.  The WVAG Complaint makes factual allegations generally similar to those in the Hindo Complaint.

In connection with the above-referenced market timing-related matters, Alliance Capital recorded charges totaling $330 million during the second half of 2003 in connection with establishing a $250 million restitution fund to compensate fund shareholders for the adverse effects of market timing in certain AllianceBernstein Funds, and certain other matters. Alliance Capital paid $1 million during the first quarter of 2005 and has cumulatively paid $303 million related to these matters. However, we cannot determine at this time the eventual outcome, timing or impact of these matters. Accordingly, it is possible that additional charges in the future may be required, the amount, timing, and impact of which we cannot determine at this time.

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

Directed Brokerage

Alliance Capital and approximately twelve other investment management firms were mentioned publicly in connection with the settlement by the SEC of charges that Morgan Stanley violated federal securities laws relating to its receipt of compensation for selling specific mutual funds and the disclosure of such compensation. The SEC has indicated publicly that, among other things, it is considering enforcement action in connection with mutual funds’ disclosure of such arrangements and in connection with the practice of considering mutual fund sales in the direction of brokerage commissions from fund portfolio transactions. The SEC has issued subpoenas, and the National Association of Securities Dealers, Inc. (“NASD”) has issued requests for information, to us in connection with this matter and we have provided documents and other information to the SEC and the NASD and are cooperating fully with their investigations. On March 11, 2005, discussions commenced with the NASD that management believes will conclude these investigations. Accordingly, Alliance Capital recorded a $5.0 million charge against 2004 earnings; approximately $1.0 million of this charge was reversed in the first quarter of 2005 to reflect the final amount of approximately $4.0 million agreed upon between Alliance Capital and the NASD.

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

On April 11, 2005, the court signed an order dismissing the Davidson Complaint with prejudice. Plaintiffs have a limited right to re-open the case within 90 days of the order. At the present time, we do not believe the outcome of these matters will have a material impact on our results of operations or financial condition.

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

6.   Employee Benefit Plans

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

We are required to contribute additional amounts to the retirement plan by January 15, 2006. We currently estimate this amount to be $3.5 million and expect to make this contribution to the plan during the fourth quarter of 2005. Contribution estimates, which are subject to change, are based on regulatory requirements, future market conditions and assumptions used for actuarial computations of the plan’s obligations and assets. Management, at the present time, is unable to determine the amount, if any, of additional future contributions that may be required.

Net expense under the retirement plan was comprised of:

	Three Months Ended
	3/31/05	3/31/04
	(in thousands)

Service cost	$1,159	$1,492
Interest cost on projected benefit obligations	1,143	1,116
Expected return on plan assets	(800)	(703)
Amortization of prior service (credit)	(15)	(15)
Amortization of transition (asset)	(36)	(36)
Recognized actuarial loss	162	167
Net pension charge	$1,613	$2,021

7.   Income Taxes

Alliance Capital is a private partnership for federal income tax purposes and, accordingly, is not subject to federal and state corporate income taxes. However, Alliance Capital is subject to a 4.0% New York City unincorporated business tax (“UBT”).  Domestic corporate subsidiaries of Alliance Capital, which are subject to federal, state and local income taxes, are generally included in the filing of a consolidated federal income tax return. Separate state and local income tax returns are filed. Foreign corporate subsidiaries are generally subject to taxes in the foreign jurisdictions where they are located.

8.   Divestiture

On October 28, 2004, Alliance Capital and Federated Investors, Inc (“Federated”) reached a definitive agreement under which Federated is acquiring our cash management services unit (“Agreement”).  Under the Agreement, up to $25 billion in assets from 22 of our third-party distributed money market funds are being transitioned into Federated money market funds. The boards of directors at both Federated and ACMC have approved the transaction, but it is still subject to customary closing conditions. This transaction, which is expected to close in phases through the second quarter of 2005, includes initial cash payments to us totaling approximately $26 million due at the transaction closing dates, and additional payments consisting of annual contingent purchase price payments payable over five years and a final contingent $10 million payment.  The initial closing occurred on March 7, 2005. The annual contingent purchase price payments will be calculated as a percentage of revenues, less certain expenses, directly attributed to these assets and certain other assets of our former cash management clients.  Currently, we estimate these payments will total approximately $65 million over five years. The final contingent $10 million payment is based on comparing applicable revenues during the fifth year following closing to the revenues generated by those assets prior to the closing. The amount of capital gain realized upon closing the transaction depends on transaction costs we incur and the initial payments by Federated, some of which would, in certain circumstances, need to be returned to Federated.

The transaction does not include the assets of AllianceBernstein Exchange Reserves, an open-end AllianceBerstein Fund, which will continue to be available to investors in other Retail Products. In addition, we will continue to meet the liquidity needs of clients in our Private Client Services, Separately Managed Account Programs and Institutional Investment Management Services.

As of March 31, 2005, approximately $1 billion of client assets under management have been transferred to Federated. It is anticipated that the remaining cash management assets under management will be transferred during the second quarter of 2005. The asset transfers and transaction costs incurred through March 31, 2005 did not have a material impact on first quarter 2005 results of operations.

9.   Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), (“SFAS No. 123-R”), “Share Based Payment”. SFAS No. 123-R requires that compensation cost related to share-based payments be recognized in financial statements.  The cost should be measured based on the fair value of the equity or liability instruments issued.  SFAS No. 123-R supercedes APB No. 25 and its related implementation guidance. We will adopt SFAS No. 123-R effective January 1, 2006. As discussed in Note 2, in 2002 we adopted the fair value method of recording compensation expense on a prospective basis and using a straight-line amortization policy, relating to compensatory option awards of Alliance Holding Units, as permitted by SFAS No. 123, as amended by SFAS No. 148, and, accordingly, management does not believe the application of SFAS No. 123-R will have a material effect on our results of operations, liquidity or capital resources.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

During the first quarter of 2005, most equity markets around the world declined and bond market returns were generally negative. The relative investment results of our U.S. services were lackluster and especially weak in growth-oriented services. Non-U.S. relative returns were better; many of those services produced positive returns as measured in local currency. In particular, our international and global value services exhibited strong relative performance. Importantly, our long-term investment results remain competitive throughout our product array.

Continued growth in our Institutional Investment Management Services unit was due to strong net asset inflows into global value, growth and style blend services.  In the U.S., though, we continued to experience client attrition within our U.S. equity services.  For the quarter, net flows into non-U.S. services were $6.1 billion, but were partly offset by $2.3 billion in net outflows for U.S. services.  More than 70% of our new mandates for the quarter were for non-U.S. services.  In addition, our unfunded pipeline remains strong in all markets – U.S., Europe and Asia Pacific.

Our Retail Services unit experienced slightly negative net outflows during the quarter, due in part to the closing of mutual funds no longer deemed strategic.  Growth in our separately managed accounts remained strong and there were positive net flows into our Luxembourg-based funds and variable annuity and sub-advised funds. Despite our progress during the quarter, our market share of U.S. long-term retail funds remains depressed.  During 2005, we transferred approximately $1 billion of our cash management services assets under management to Federated Investors, Inc. in connection with the sale of that business; an additional $27 billion will be transferred to Federated or to other third parties in the second quarter of 2005.

In our Private Client Services unit, we plan to open three new offices in 2005 – in Atlanta, Denver, and San Diego.  During the first quarter of 2005, we increased the number of financial advisors by 14% to 220. As a result, financial advisor productivity continues to improve. Consequently, Private Client Services experienced strong net inflows for the quarter and twelve month periods.

Our Institutional Research Services unit experienced lower U.S. revenues as a result of decreases in market share and pricing, partly offset by higher market volumes, while growth in our London operations partly offset weakness in the U.S. We added seven analysts to our European research team and had new U.S. research launches in the media and automotive industries during the first quarter of 2005.

Approximately 36% of our assets under management are invested in international and global services and, based on client domicile, 26% of our assets under management are from non-U.S. clients.  Our product platforms are global in character and we expect our business mix to continue to migrate in that direction.

We intend to continue to enhance our research capabilities. Our 2005 initiatives include a research team in China and the launching of a new unit focusing on early stage growth.  We believe that knowing more and using knowledge better is the key to sustainable growth.

Assets Under Management

To better align our publicly reported assets under management with our internal reporting, we have reclassified our assets under management for periods prior to the quarter ended March 31, 2005 by investment service and distribution channel, including the fixed income components of balanced accounts previously reported in equity. Accordingly, investment advisory and services fees by distribution channel have been reclassified for the first quarter of 2004 to conform to the current year presentation.

Assets under management by distribution channel were as follows (in billions):

	As of March 31,
	2005	2004	$ Change	% Change

Institutional Investment Management Services	$311.3	$271.0	$40.3	14.9%
Retail Services	157.5	159.0	(1.5)	(0.9)
Private Client Services	65.1	56.4	8.7	15.4

Total	$533.9	$486.4	$47.5	9.8%

Assets under management by investment service were as follows (in billions):

	As of March 31,
	2005	2004	$ Change	% Change
Equity – Growth:
U.S.	$73.6	$86.8	$(13.2)	(15.2)%
Global & international	44.5	35.5	9.0	25.4
	118.1	122.3	(4.2)	(3.4)
Equity – Value:
U.S.	101.8	96.3	5.5	5.7
Global & international	93.3	58.9	34.4	58.4
	195.1	155.2	39.9	25.7
Fixed income:
U.S.	141.6	141.3	0.3	0.2
Global & international	50.3	39.6	10.7	27.0
	191.9	180.9	11.0	6.1
Passive:
U.S.	23.4	22.3	1.1	4.9
Global & international	5.4	5.7	(0.3)	(5.3)
	28.8	28.0	0.8	2.9
Total:
U.S.	340.4	346.7	(6.3)	(1.8)
Global & international	193.5	139.7	53.8	38.5
Total	$533.9	$486.4	$47.5	9.8%

Changes in assets under management for the three month period ended March 31, 2005 were as follows (in billions):

	Distribution Channel				Investment Service
	Institutional Investment Mgmt.	Retail	Private Client	Total	Equity - Growth	Equity - Value	Fixed Income	Passive	Total

Balance as of January 1, 2005	$311.3	$163.5	$64.0	$538.8	$123.3	$192.6	$193.4	$29.5	$538.8
Long-term flows:
Sales/new accounts	9.7	6.7	3.0	19.4	6.4	8.3	4.1	0.6	19.4
Redemptions/terminations	(4.4)	(6.5)	(0.6)	(11.5)	(4.0)	(4.2)	(3.2)	(0.1)	(11.5)
Cash flow/unreinvested dividends	(1.5)	(0.6)	(0.1)	(2.2)	(1.3)	(1.1)	1.0	(0.8)	(2.2)
Net long-term inflows (outflows)	3.8	(0.4)	2.3	5.7	1.1	3.0	1.9	(0.3)	5.7
Net cash management redemptions	—	(2.0)	—	(2.0)	—	—	(2.0)	—	(2.0)
Market depreciation	(3.8)	(3.6)	(1.2)	(8.6)	(6.3)	(0.5)	(1.4)	(0.4)	(8.6)
Net change	—	(6.0)	1.1	(4.9)	(5.2)	2.5	(1.5)	(0.7)	(4.9)
Balance as of March 31, 2005	$311.3	$157.5	$65.1	$533.9	$118.1	$195.1	$191.9	$28.8	$533.9

Changes in assets under management for the twelve month period ended March 31, 2005 were as follows (in billions):

	Distribution Channel				Investment Service
	Institutional Investment Mgmt.	Retail	Private Client	Total	Equity - Growth	Equity - Value	Fixed Income	Passive	Total

Balance as of April 1, 2004	$271.0	$159.0	$56.4	$486.4	$122.3	$155.2	$180.9	$28.0	$486.4
Long-term flows:
Sales/new accounts	40.7	23.4	8.9	73.0	19.4	28.2	24.2	1.2	73.0
Redemptions/terminations	(19.6)	(24.7)	(2.9)	(47.2)	(19.6)	(10.5)	(15.2)	(1.9)	(47.2)
Cash flow/unreinvested dividends	(3.4)	(2.1)	(0.7)	(6.2)	(7.8)	(1.0)	3.4	(0.8)	(6.2)
Net long-term inflows (outflows)	17.7	(3.4)	5.3	19.6	(8.0)	16.7	12.4	(1.5)	19.6
Net cash management redemptions	(1.4)	(4.1)	(0.2)	(5.7)	—	—	(5.7)	—	(5.7)
Market appreciation	24.0	6.0	3.6	33.6	3.8	23.2	4.3	2.3	33.6
Net change	40.3	(1.5)	8.7	47.5	(4.2)	39.9	11.0	0.8	47.5
Balance as of March 31, 2005	$311.3	$157.5	$65.1	$533.9	$118.1	$195.1	$191.9	$28.8	$533.9

Average assets under management by distribution channel were as follows (in billions):

	Three Months Ended
	3/31/05	3/31/04	$ Change	% Change
Institutional Investment Management Services	$311.8	$271.8	$40.0	14.7%
Retail Services	161.3	158.5	2.8	1.8
Private Client Services	64.5	55.2	9.3	16.8
Total	$537.6	$485.5	$52.1	10.7%

Consolidated Results of Operations:

	Three Months Ended
	3/31/05	3/31/04	$ Change	% Change
	(in millions, except per unit amounts)
Revenues	$750.2	$752.3	$(2.1)	(0.3)%
Expenses	571.4	575.0	(3.6)	(0.6)
Income before income taxes	178.8	177.3	1.5	0.8
Income taxes	10.3	8.8	1.5	17.0
Net income	$168.5	$168.5	$—	—

Diluted net income per unit	$0.65	$0.66	$(0.01)	(1.5)%

Distributions per unit	$0.63	$0.30	$0.33	n/m

Pre-tax margin (1)	23.8%	23.6%

(1) Income before income taxes as a percentage of total revenues.

Net income and diluted net income per unit for the three months ended March 31, 2005 were essentially flat versus the three months ended March 31, 2004, primarily due to investment losses, lower distribution revenues, higher employee compensation expenses and higher general and administrative expenses, offset by higher investment advisory fees and lower promotion and servicing expenses.

The following table summarizes the components of revenues (in millions):

	Three Months Ended
	3/31/05	3/31/04	$ Change	% Change

Investment advisory and services fees:
Institutional investment management	$198.1	$180.2	$17.9	9.9%
Retail	183.9	188.6	(4.7)	(2.5)
Private client	154.2	142.2	12.0	8.4
	536.2	511.0	25.2	4.9
Distribution revenues	107.8	116.3	(8.5)	(7.3)
Institutional research services	75.2	79.4	(4.2)	(5.3)
Shareholder servicing fees	25.2	31.3	(6.1)	(19.5)
Other revenues, net	5.8	14.3	(8.5)	(59.4)
Total	$750.2	$752.3	$(2.1)	(0.3)%

Investment Advisory and Services Fees

Investment advisory and services fees, the largest component of our revenues, are generally calculated as a percentage, referred to as “basis points” or “base fees”, of the value of assets under management and vary with the type of portfolio strategy, the size of account, and the total amount of assets we manage for a particular client. Accordingly, fee income generally increases or decreases as assets under management increase or decrease and is therefore affected by market appreciation or depreciation, the addition of new client accounts or client contributions of additional assets to existing accounts, withdrawals of assets from and termination of client accounts, purchases and redemptions of mutual fund shares, and shifts of assets between accounts or products with different fee structures.  For the three months ended March 31, 2005, our investment advisory and services fees increased 4.9% from the first quarter of 2004, primarily due to a 10.7% increase in average assets under management resulting from market appreciation and net asset inflows, partly offset by lower transaction charges.

Investment advisory and services fees discussed above include brokerage transaction charges earned by SCB LLC for certain private client and institutional investment management client transactions. These transaction charges aggregated $18.8 million and $38.2 million for the three months ended March 31, 2005 and 2004, respectively. The decrease resulted from lower commission rates (see Institutional Research Services for additional information) and lower trading volume.

Certain investment advisory contracts provide for a performance fee, in addition to or in lieu of a base fee, that is calculated as either a percentage of absolute investment results or a percentage of investment results in excess of a stated benchmark over a specified period of time. Performance fees are recorded as revenue at the end of the measurement period and will be higher in favorable markets and lower in unfavorable markets, which may increase the volatility of our revenues and earnings. Performance fees aggregated $7.8 and $3.6 million for the three months ended March 31, 2005 and 2004, respectively.

Institutional investment management investment advisory and services fees for the three months ended March 31, 2005 increased $17.9 million or approximately 9.9% from the three months ended March 31, 2004, primarily as a result of a 14.7% increase in average assets under management, offset by a decrease in brokerage transaction charges of $4.1 million due to lower transaction volume and one less trading day.

Retail investment advisory and services fees for the three months ended March 31, 2005 decreased by $4.7 million or approximately 2.5% from the three months ended March 31, 2004, primarily as a result of lower average daily assets under management and one less calendar day.

Private client investment advisory and services fees for the three months ended March 31, 2005 increased by $12.0 million or approximately 8.4% from the three months ended March 31, 2004 as a result of an approximate 19.3% increase in billable assets under management, partly offset by a $15.9 million decrease in brokerage transaction charges due to lower transaction volume, one less trading day and the partial implementation of a new pricing structure which will eliminate transaction charges for most private clients, with a corresponding increase in asset-based fees.

Distribution Revenues

ABIRM acts as distributor of company-sponsored mutual funds and receives distribution services fees from certain of those funds as partial reimbursement of the distribution expenses it incurs. Distribution revenues for the three months ended March 31, 2005 decreased $8.5 million or approximately 7.3% compared to the three months ended March 31, 2004, principally due to lower daily average retail assets under management.

Institutional Research Services

Institutional research services revenue consists principally of brokerage transaction charges received for providing in-depth research and other services to institutional investors. Revenues from institutional research services for the three months ended March 31, 2005 decreased $4.2 million, or approximately 5.3% from the three months ended March 31, 2004, due to a decrease in NYSE market share and pricing, partly offset by an increase in NYSE daily trading volume.

Commission rates charged by broker-dealers have been declining significantly and are likely to continue to decline due principally to increasing use of electronic trading systems, which permit investors to execute securities transactions at a fraction of typical full-service broker-dealer charges.  Further significant declines in commission rates could reduce the securities-transaction revenues generated by our institutional research services unit.

Shareholder Servicing Fees

Alliance Global Investor Services, Inc. and ACM Global Investor Services S.A., each a wholly-owned subsidiary of Alliance Capital, provide transfer agency services for our mutual funds. Shareholder servicing fees for the three months ended March 31, 2005 decreased $6.1 million or approximately 19.5% from the three months ended March 31, 2004, primarily as the result of the reduction in the number of shareholder accounts due to redemptions, and of fee reductions. The number of shareholder accounts serviced declined to approximately 6.5 million as of March 31, 2005 from approximately 7.0 million as of March 31, 2004.

Other Revenues, Net

These revenues consist of fees earned for administration and recordkeeping services provided to our mutual funds and the general accounts of AXA Equitable and its insurance company subsidiary. Changes in market value of investments, investment income and net interest income earned on securities loaned to and borrowed from brokers and dealers are also included. Other revenues for the three months ended March 31, 2005 decreased approximately $8.5 million from the three months ended March 31, 2004, principally due to unrealized mark-to-market losses on investments held for deferred compensation plan obligations.

Expenses

The following table summarizes the components of total expenses (in millions):

	Three Months Ended
	3/31/05	3/31/04	$ Change	% Change
Employee compensation and benefits	$285.0	$274.8	$10.2	3.7%
Promotion and servicing	175.1	197.5	(22.4)	(11.3)
General and administrative	99.9	91.0	8.9	9.8
Interest	6.2	6.5	(0.3)	(4.6)
Amortization of goodwill and intangible assets	5.2	5.2	—	—
Total	$571.4	$575.0	$(3.6)	(0.6)%

Employee Compensation and Benefits

We had 4,099 full-time employees at March 31, 2005 compared to 4,061 at March 31, 2004. Employee compensation and benefits, which represented approximately 49.9% of total expenses in the first quarter of 2005, include salaries, commissions, fringe benefits and cash and deferred incentive compensation based generally on profitability.

Base compensation, fringes and other compensation for the three months ended March 31, 2005 increased $8.0 million or approximately 7.9% from the three months ended March 31, 2004, primarily as a result of annual merit increases. Commission expense was higher by $3.2 million or 5.4% due to higher sales volume.

Promotion and Servicing

Promotion and servicing expenses, which represented approximately 30.6% of total expenses in the first quarter of 2005, include distribution plan payments to financial intermediaries for distribution of company-sponsored mutual funds and cash management services products and amortization of deferred sales commissions paid to financial intermediaries for the sale of back-end load shares. See Capital Resources and Liquidity and Note 5 of Alliance Capital’s condensed consolidated financial statements contained in Item 1 of this Form 10-Q for further discussion of the sale of our cash management services unit and of deferred sales commissions. Also included in this expense category are travel and entertainment, advertising, promotional materials, and investment meetings and seminars for financial intermediaries that distribute our mutual fund products.

Promotion and servicing expenses for the three months ended March 31, 2005 decreased $22.4 million or approximately 11.3% from the three months ended March 31, 2004, primarily due to lower amortization of deferred sales commissions as a result of lower back-end load shares and to lower distribution plan payments.

General and Administrative

General and administrative expenses, which represented approximately 17.5% of total expenses in the first quarter of 2005, are costs related to operations, including technology, professional fees, occupancy, communications, and similar expenses. General and administrative expenses for the three months ended March 31, 2005 increased $8.9 million, or approximately 9.8% from the three months ended March 31, 2004. Significant changes for the three months ended March 31, 2005 include (in millions):

Legal costs, net of insurance recoveries	$3.7
Occupancy costs	2.9
Sarbanes-Oxley 404 compliance	2.0
Other	0.3
$8.9

Interest

Interest expense is incurred on Alliance Capital’s borrowings. Interest expense for the three months ended March 31, 2005 decreased 4.6% from the three months ended March 31, 2004.

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

Income tax expense for the three months ended March 31, 2005 increased approximately 17.0% from the three months ended March 31, 2004 primarily as a result of a higher effective tax rate caused by higher income in our foreign corporate subsidiaries.

CAPITAL RESOURCES AND LIQUIDITY

The following table identifies selected items relating to capital resources and liquidity:

	Three Months Ended March 31,
	2005	2004	% Change
	(in millions, except per unit amounts)
Cash flow from operations	$77.2	$184.4	(58.1)%
Proceeds from exercise of options	16.7	28.4	(41.2)
Capital expenditures	(23.7)	(6.9)	n/m
Purchases of Alliance Holding Units	(6.4)	(38.4)	(83.3)
Distributions paid	(231.0)	—	n/m

Available cash flow	162.0	76.7	n/m
Distributions per unit	$0.63	$0.30	n/m

Alliance Capital’s partners’ capital was $4,146.5 million as of March 31, 2005, a decrease of $37.2 million or approximately 0.9% from $4,183.7 million as of December 31, 2004.  The decrease for the three months ended March 31, 2005 is primarily due to cash distributions to unitholders and net purchases of Alliance

Holding Units to fund deferred compensation plans, partly offset by net income, proceeds from the exercise of options to acquire Alliance Holding Units, and amortization of deferred compensation expense.

Alliance Capital is required to distribute all of its Available Cash Flow, as defined in the Alliance Capital Partnership Agreement, to its unitholders. No distribution was paid in the first quarter of 2004 due to the $330 million in charges taken during the second half of 2003. See Note 5 of Alliance Capital’s condensed consolidated financial statements contained in Item 1 of this Form 10-Q for a discussion of these charges.  As a result of the charges, the fourth quarter 2003 distribution, payable in the first quarter of 2004, was suspended.  Commencing in the second quarter of 2004, quarterly distributions returned to traditional levels relative to cash flow.

Cash and cash equivalents of $903.0 million as of March 31, 2005 decreased $158.5 million from $1,061.5 million at December 31, 2004. Cash inflows are primarily provided from operations and from the proceeds from exercise of options for Alliance Holding Units. Significant cash outflows are cash distributions paid to the unitholders, purchases of Alliance Holding Units to fund deferred compensation plans, and capital expenditures.

Contingent Deferred Sales Charge

Our mutual fund distribution system (the “System”) includes a multi-class share structure that permits our open-end mutual funds to offer investors various options for the purchase of mutual fund shares, including both front-end load shares and back-end load shares. For front-end load shares, ABIRM pays sales commissions to the financial intermediaries distributing the funds from the conventional front-end sales charge it receives from investors at the time of sale. For back-end load shares, ABIRM pays sales commissions to the financial intermediaries at the time of sale and also receives higher ongoing distribution services fees from the mutual funds. In addition, investors who redeem before the expiration of the minimum holding period (which ranges from one year to four years) pay a CDSC to ABIRM. We expect to recover deferred sales commissions over periods not exceeding five and one-half years. Payments of sales commissions made to financial intermediaries in connection with the sale of back-end load shares under the System, net of CDSC received of $6.1 million and $10.2 million, respectively, totaled approximately $15.7 million and $14.9 million during the three months ended March 31, 2005 and 2004, respectively.

Debt and Credit Facilities

Total available credit, debt outstanding, and weighted average interest rates as of March 31, 2005 and 2004 were as follows:

	March 31,
	2005			2004
	Credit Available	Debt Outstanding	Interest Rate	Credit Available	Debt Outstanding	Interest Rate
	(in millions)
Senior Notes	$600.0	$399.4	5.6%	$600.0	$398.9	5.6%
Commercial paper	425.0	—	—	425.0	—	—
Revolving credit facility	375.0	—	—	375.0	—	—
Extendible commercial notes	100.0	—	—	100.0	—	—
Other	n/a	8.1	4.0	n/a	6.5	2.8
Total	$1,500.0	$407.5	5.6%	$1,500.0	$405.4	5.6%

In August 2001, we issued $400 million 5.625% Notes (“Senior Notes”) pursuant to a shelf registration statement under which we may issue up to $600 million in senior debt securities.  The Senior Notes mature in 2006 and are redeemable at any time. The proceeds from the Senior Notes were used to reduce commercial paper and credit facility borrowings and for other general partnership purposes.

In September 2002, we entered into an $800 million five-year revolving credit facility with a group of commercial banks and other lenders. Of the $800 million total, $425 million is intended to provide back-up liquidity for our $425 million commercial paper program, with the balance available for general purposes. Under this revolving credit facility, the interest rate, at our option, is a floating rate generally based upon a defined prime rate, a rate related to the London Interbank Offered Rate (LIBOR) or the Federal Funds rate. The revolving credit facility contains covenants which, among other things, require us to meet certain financial ratios.  We were in compliance with the covenants as of March 31, 2005.

At March 31, 2005, we maintained a $100 million extendible commercial notes (“ECN”) program as a supplement to our $425 million commercial paper program. ECNs are short-term uncommitted debt instruments that do not require back-up liquidity support.

Our substantial equity base and access to public and private debt, at competitive terms, should provide adequate liquidity for our general business needs.  Management believes that cash flow from operations and the issuance of debt and Alliance Capital Units or Alliance Holding Units will provide us with the financial resources to meet our capital obligations.

Cash Management Services

On October 28, 2004, Alliance Capital and Federated Investors, Inc. (“Federated”) reached a definitive agreement under which Federated is acquiring our cash management services unit (“Agreement”).  Under the Agreement, up to $25 billion in assets from 22 of our third-party distributed money market funds are being transitioned into Federated money market funds. The boards of directors at both Federated and ACMC have approved the transaction, but it is still subject to customary closing conditions. This transaction, which is expected to close in phases through the second quarter of 2005, includes initial cash payments to us totaling approximately $26 million due at the transaction closing dates, and additional payments consisting of annual contingent purchase price payments payable over five years and a final contingent $10 million payment. The initial closing occurred on March 7, 2005. The annual contingent purchase price payments will be calculated as a percentage of revenues, less certain expenses, directly attributed to these assets and certain other assets of our former cash management clients.  Currently, we estimate these payments will total approximately $65 million over five years. The final contingent $10 million payment is based on comparing applicable revenues during the fifth year following closing to the revenues generated by those assets prior to the closing. The amount of capital gain realized upon closing the transaction depends on transaction costs we incur and the initial payments by Federated, some of which would, in certain circumstances, need to be returned to Federated.

The transaction does not include the assets of AllianceBernstein Exchange Reserves, an open-end AllianceBerstein Fund, which will continue to be available to investors in other Retail Products. In addition, we will continue to meet the liquidity needs of clients in our Private Client Services, Separately Managed Account Programs and Institutional Investment Management Services.

As of March 31, 2005, approximately $1 billion of client assets under management have been transferred to Federated. It is anticipated that the remaining cash management assets under management will be transferred during the second quarter of 2005. The asset transfers and transaction costs incurred through March 31, 2005 did not have a material impact on first quarter 2005 results of operations.

Guarantees

In February 2002, Alliance Capital signed a $125 million agreement with a commercial bank, under which we guaranteed certain obligations in the ordinary course of business of SCBL. In the event SCBL is unable to meet those obligations in full when due, Alliance Capital will pay the obligations within three days of being notified of SCBL’s failure to pay.  This agreement is continuous and remains in effect until payment in full of any such obligation has been made by SCBL.  During the first quarter of 2005, we were not required to perform under the agreement and as of March 31, 2005 had no liability outstanding in connection with the agreement.

COMMITMENTS AND CONTINGENCIES

Alliance Capital’s capital commitments, which consist primarily of operating leases for office space, are generally funded from future operating cash flows.

See Note 5 of Alliance Capital’s condensed consolidated financial statements contained in Item 1 of this Form 10-Q for a discussion of our mutual fund distribution system and related deferred sales commission asset and of certain legal proceedings to which we are a party.

CRITICAL ACCOUNTING ESTIMATES

The preparation of the consolidated financial statements and notes to consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Actual amounts could be significantly different from estimates. Differences, if any, between actual amounts and estimates are included in the results of operations for the period in which the actual amounts become known.

Management of Alliance Capital believes that the critical accounting policies and estimates discussed below require significant management judgment due to the sensitivity of the methods and assumptions used.

Deferred Sales Commission Asset

Management tests the deferred sales commission asset for impairment quarterly, or monthly when events or changes in circumstances occur that could significantly increase the risk of impairment of the asset. Significant assumptions utilized to estimate the company’s future average assets under management and undiscounted future cash flows from back-end load shares include expected future market levels and redemption rates. Market assumptions are selected using a long-term view of expected average market returns based on historical returns of broad market indices. At March 31, 2005, management used average market return assumptions of 5% for fixed income and 8% for equity to estimate annual market returns. Higher actual average market returns would increase undiscounted future cash flows, while lower actual average market returns would decrease undiscounted future cash flows. Future redemption rate assumptions were determined by reference to actual redemption experience over the five-year, three-year and one-year periods ended March 31, 2005. Based on the actual redemption rates, including increased redemption rates experienced more recently, management used a range of possible annual redemption rates of 20%, 24%, and 26% as of March 31, 2005, calculated as a percentage of the company’s average assets under management of back-end load shares. An increase in the actual rate of redemptions would decrease undiscounted future cash flows, while a decrease in the actual rate of redemptions would increase undiscounted future cash flows. These assumptions are reviewed and updated quarterly, or monthly when events or changes in circumstances occur that could significantly increase the risk of impairment of the asset. Estimates of undiscounted future cash flows and the remaining life of the deferred sales commission asset are made from these assumptions and the aggregate undiscounted future cash flows are compared to the recorded value of the deferred sales commission asset. Management considers the results of these analyses performed at various dates. As of March 31, 2005, management determined that the deferred sales commission asset was not impaired. If management determines in the future that the deferred sales commission asset is not recoverable, an impairment condition would exist and a loss would be measured as the amount by which the recorded amount of the asset exceeds its estimated fair value. Estimated fair value is determined using management’s best estimate of future cash flows discounted to a present value amount.

Goodwill

As a result of the adoption of SFAS No. 142, goodwill is tested annually, at September 30, for impairment. Significant assumptions are required in performing goodwill impairment tests. Such tests include determining whether the estimated fair value of Alliance Capital, the reporting unit, exceeds its book value. There are several methods of estimating Alliance Capital’s fair value, which includes valuation techniques such as market quotations and discounted expected cash flows. In developing estimated fair value using a discounted cash flow valuation technique, business growth rate assumptions are applied over the estimated life of the goodwill asset and the resulting expected cash flows are discounted to arrive at a present value amount that approximates fair value. As of September 30, 2004, the impairment test indicated that goodwill was not impaired. Also, as of March 31, 2005, management believes that goodwill was not impaired. However, future tests may be based upon different assumptions which may or may not result in an impairment of this asset. Any impairment could reduce materially the recorded amount of the goodwill asset with a corresponding charge to our earnings.

Intangible Assets

Acquired intangibles are recognized at fair value and amortized over their estimated useful lives of twenty years. Intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. A present value technique is applied to management’s best estimate of future cash flows to estimate the fair value of intangible assets. Estimated fair value is then compared to the recorded book value to determine whether an impairment is indicated. The estimates used include estimating attrition factors of customer accounts, asset growth rates, direct expenses and fee rates. We choose assumptions based on actual historical trends that may or may not occur in the future. As of March 31, 2005, management believes that intangible assets were not impaired. However, future tests may be based upon different assumptions which may or may not result in an impairment of this asset. Any impairment could reduce materially the recorded amount of intangible assets with a corresponding charge to our earnings.

Loss Contingencies

Management continuously reviews with legal counsel the status of regulatory matters and pending or threatened litigation. We evaluate the likelihood that a loss contingency exists in accordance with Statement of Financial Accounting Standards No. 5 (“SFAS No. 5”), “Accounting for Contingencies”.  SFAS No. 5 requires a loss contingency to be recorded if it is probable and reasonably estimable as of the date of the financial statements. Based on our evaluation, no contingency losses have been recorded in the three month periods ended March 31, 2005 and 2004.

ACCOUNTING PRONOUNCEMENTS

See Note 9 of Alliance Capital’s condensed consolidated financial statements contained in Item 1 of this Form 10-Q for a discussion of recently issued accounting pronouncements.

FORWARD-LOOKING STATEMENTS

Certain statements provided by management in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements.  The most significant of these factors include, but are not limited to, the following: the performance of financial markets, the investment performance we achieve for our clients, general economic conditions, future acquisitions, competitive conditions and government regulations, including changes in tax rates.  We caution readers to carefully consider such forward-looking statements in light of these factors.  Further, such forward-looking statements speak only as of the date on which such statements are made; we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

For further information regarding these forward-looking statements and the factors that could cause actual results to differ, see Risk Factors in Item I of Form 10-K for the year ended December 31, 2004.  Any or all of the forward-looking statements that we make in this Form 10-Q, Form 10-K or any other public statements we issue may turn out to be wrong. It is important to remember that other factors besides those listed in Risk Factors could also adversely affect our business, operating results or financial condition.

The forward-looking statements we make in this report include statements regarding expected levels of certain expenses.  The outcome of litigation, and the amount of legal fees associated with litigation (net of insurance recoveries), are inherently unpredictable. The costs of compliance with the Sarbanes-Oxley Act of 2002 and other regulatory compliance fluctuate from period to period due to changes in regulation, guidance from regulators, and evolving industry-wide standards.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to Alliance Capital’s market risk for the quarterly period ended March 31, 2005.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Alliance Capital maintains a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, in a timely manner.

As of the end of the period covered by this report, management carried out an assessment, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures.  Based on this assessment, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the first quarter of 2005 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We believe that our ongoing testing and remediation of internal controls over financial reporting has served generally to strengthen such internal controls.

Part II

OTHER INFORMATION

Item 1.                                                         Legal Proceedings

See Note 5 of the condensed consolidated financial statements contained in Part I, Item 1 of this Form 10-Q.

Item 2.                                                         Unregistered Sales of Equity Securities and Use of Proceeds

On February 25, 2005 and April 1, 2004, Alliance Capital allocated 131,873 and 262,510 Alliance Holding Units, respectively, with aggregate values of $5,538,640 and $9,191,996, respectively, for the benefit of certain of its employees under an employee award plan.  An exemption from registration under Section 4(2) of the Securities Act was available for the allocation of the Alliance Holding Units because such transactions did not involve a public offering.

The following table provides information relating to any purchases of Alliance Holding Units by Alliance Capital made in the quarter covered by this report:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Units Purchased	(b) Average Price Paid Per Unit, net of Commissions	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
1/1/05-1/31/05	161,123	$44.99	—	—
2/1/05-2/28/05	—	—	—	—
3/1/05-3/31/05	—	—	—	—
Total	161,123	$44.99	—	—

All units were purchased from employees to fulfill statutory withholding tax requirements with respect to vesting of deferred compensation awards.

Item 3.                                                         Defaults Upon Senior Securities

None.

Item 4.                                                         Submission of Matters to a Vote of Security Holders

None.

Item 5.                                                         Other Information

None.

Item 6.                                                           Exhibits

15	Report of KPMG LLP, our Independent Registered Public Accounting Firm.

31.1	Certification of Mr. Sanders furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Mr. Joseph furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Mr. Sanders furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Mr. Joseph furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIANCE CAPITAL MANAGEMENT L.P.

Dated: May 6, 2005	By:	Alliance Capital Management Corporation,
General Partner

	By:	/s/ Robert H. Joseph, Jr.
Robert H. Joseph, Jr.
Senior Vice President and
Chief Financial Officer