Form 10-Q
period 2005-06-30
ALLIANCE CAPITAL MANAGEMENT L P
filed 2005-08-05
CIK 1109448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Yes	☒	No	☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes	☒	No	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

The number of units of limited partnership interests outstanding as of June 30, 2005 was 255,025,775.

ALLIANCE CAPITAL MANAGEMENT L.P.

Index to Form 10-Q

	Part I

	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Statements of Financial Condition	1

	Condensed Consolidated Statements of Income	2

	Condensed Consolidated Statements of Changes in Partners’ Capital andComprehensive Income	3

	Condensed Consolidated Statements of Cash Flows	4

	Notes to Condensed Consolidated Financial Statements	5-17

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18-33

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33

Item 4.	Controls and Procedures	34

	Part II

	OTHER INFORMATION

Item 1.	Legal Proceedings	35

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 3.	Defaults Upon Senior Securities	35

Item 4.	Submission of Matters to a Vote of Security Holders	35

Item 5.	Other Information	35

Item 6.	Exhibits	36

SIGNATURE		37

Part I

FINANCIAL INFORMATION

Item 1.    Financial Statements

ALLIANCE CAPITAL MANAGEMENT L.P.

AND SUBSIDIARIES

Condensed Consolidated Statements of Financial Condition

(in thousands)

	6/30/05	12/31/04
	(unaudited)
ASSETS
Cash and cash equivalents	$884,436	$1,061,523
Cash and securities segregated, at market (cost: $1,229,205 and $1,488,872)	1,229,222	1,489,041
Receivables:
Brokers and dealers	2,001,810	1,487,601
Brokerage clients	383,406	352,108
Fees, net	351,308	354,517
Investments	359,260	192,167
Furniture, equipment and leasehold improvements, net	239,037	215,367
Goodwill, net	2,876,657	2,876,657
Intangible assets, net	315,675	326,025
Deferred sales commissions, net	213,841	254,456
Other investments	33,086	61,350
Other assets	118,942	108,518
Total assets	$9,006,680	$8,779,330

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Payables:
Brokers and dealers	$1,326,693	$786,544
Brokerage clients	2,181,744	2,663,952
Alliance mutual funds	130,656	125,899
Accounts payable and accrued expenses	252,323	275,264
Accrued compensation and benefits	499,028	326,219
Debt	407,340	407,517
Minority interests in consolidated subsidiaries	7,777	10,237
Total liabilities	4,805,561	4,595,632

Commitments and contingencies (See Note 5)

Partners’ capital	4,201,119	4,183,698
Total liabilities and partners’ capital	$9,006,680	$8,779,330

See Accompanying Notes to Condensed Consolidated Financial Statements.

ALLIANCE CAPITAL MANAGEMENT L.P.

AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(in thousands, except per unit amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	6/30/05	6/30/04	6/30/05	6/30/04

Revenues:
Investment advisory and services fees	$533,209	$511,219	$1,069,379	$1,022,187
Distribution revenues	97,727	111,933	205,560	228,238
Institutional research services	76,022	70,980	151,239	150,404
Shareholder servicing fees	26,174	30,819	51,420	62,089
Other revenues, net	35,438	19,546	41,217	33,886
	768,570	744,497	1,518,815	1,496,804

Expenses:
Employee compensation and benefits	308,699	261,899	593,761	536,703
Promotion and servicing:
Distribution plan payments	71,322	92,804	162,760	189,918
Amortization of deferred sales commissions	34,439	46,693	70,987	95,213
Other	49,576	51,724	96,686	103,594
General and administrative	81,293	113,968	181,172	204,972
Interest	6,306	6,299	12,578	12,799
Amortization of intangible assets	5,175	5,175	10,350	10,350
	556,810	578,562	1,128,294	1,153,549

Income before income taxes	211,760	165,935	390,521	343,255

Income taxes	13,763	10,112	24,017	18,978

Net income	$197,997	$155,823	$366,504	$324,277

Net income per unit:
Basic	$0.77	$0.61	$1.43	$1.27
Diluted	$0.76	$0.61	$1.42	$1.26

See Accompanying Notes to Condensed Consolidated Financial Statements.

ALLIANCE CAPITAL MANAGEMENT L.P.

AND SUBSIDIARIES

Condensed Consolidated Statements of

Changes in Partners’ Capital

and Comprehensive Income

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	6/30/05	6/30/04	6/30/05	6/30/04

Partners’ capital - beginning of period	$4,146,449	$3,962,625	$4,183,698	$3,778,469
Comprehensive income:
Net income	197,997	155,823	366,504	324,277
Other comprehensive income:
Unrealized gain (loss) on investments, net	614	(1,301)	(199)	(808)
Foreign currency translation adjustment, net	(8,454)	(4,771)	(8,387)	2,662
Comprehensive income	190,157	149,751	357,918	326,131

Capital contributions from general partner	705	3,574	1,444	3,881
Cash distributions to general partner and unitholders	(162,105)	(75,832)	(393,091)	(75,855)
Purchases of Alliance Holding Units to fund deferred compensation plans, net	(532)	(62)	(6,920)	(38,437)
Alliance Holding compensatory unit options expense	555	610	1,119	1,258
Amortization of deferred compensation expense	15,056	15,481	29,467	32,334
Additional investment by Alliance Holding with proceeds from exercises of compensatory options	10,834	4,870	27,484	33,236
Partners’ capital - end of period	$4,201,119	$4,061,017	$4,201,119	$4,061,017

See Accompanying Notes to Condensed Consolidated Financial Statements.

ALLIANCE CAPITAL MANAGEMENT L.P.

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended
	6/30/05	6/30/04

Cash flows from operating activities:
Net income	$366,504	$324,277
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred sales commissions	70,987	95,213
Amortization of deferred compensation	47,016	55,226
Depreciation and other amortization	33,399	33,875
Other, net	924	21,807
Changes in assets and liabilities:
Decrease in segregated cash and securities	259,819	89,686
(Increase) decrease in receivable from brokers and dealers	(518,141)	136,679
(Increase) in receivable from brokerage clients	(41,114)	(7,421)
Decrease in fees receivable, net	723	40,039
(Increase) in trading investments	(171,222)	(40,079)
(Increase) in deferred sales commissions	(30,374)	(24,632)
Decrease in other investments	29,642	10,875
(Increase) in other assets	(11,988)	(21,453)
Increase (decrease) in payable to brokers and dealers	549,131	(143,607)
(Decrease) increase in payable to brokerage clients	(477,632)	104,450
Increase (decrease) in payable to Alliance mutual funds	4,782	(8,191)
(Decrease) in accounts payable and accrued expenses	(26,565)	(346,821)
Increase in accrued compensation and benefits, less deferred compensation	157,603	122,341
Net cash provided by operating activities	243,494	442,264

Cash flows from investing activities:
Purchases of investments	(6,662)	(7,352)
Proceeds from sales of investments	10,958	10,882
Additions to furniture, equipment and leasehold improvements, net	(46,741)	(16,750)
Net cash used in investing activities	(42,445)	(13,220)

Cash flows from financing activities:
Repayment of commercial paper, net of proceeds from issuance	(150)	(92)
Cash distributions to general partner and unitholders	(393,091)	(75,855)
Capital contributions from general partner	1,444	3,881
Additional investment by Alliance Holding with proceeds from exercises of compensatory options	27,484	33,236
Purchases of Alliance Holding Units to fund deferred compensation plans, net	(6,920)	(38,437)
Net cash used in financing activities	(371,233)	(77,267)

Effect of exchange rate changes on cash and cash equivalents	(6,903)	3,167

Net (decrease) increase in cash and cash equivalents	(177,087)	354,944
Cash and cash equivalents as of beginning of period	1,061,523	502,858
Cash and cash equivalents as of end of period	$884,436	$857,802

Cash paid:
Interest	$50,589	$22,114
Income taxes	$29,328	$23,744

See Accompanying Notes to Condensed Consolidated Financial Statements.

ALLIANCE CAPITAL MANAGEMENT L.P.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2005

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

•      individual investors, primarily by means of retail mutual funds sponsored by Alliance Capital, its subsidiaries and affiliated joint venture companies, sub-advisory relationships in respect of mutual funds sponsored by third parties, separately managed account programs that are sponsored by registered broker-dealers (“Separately Managed Account Programs”), and other investment vehicles (“Retail Services”);

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

As of June 30, 2005, AXA, a société anonyme organized under the laws of France and the holding company for an international group of insurance and related financial services companies, AXA Financial, Inc. (an indirect wholly-owned subsidiary of AXA, “AXA Financial”), AXA Equitable Life Insurance Company (formerly known as The Equitable Life Assurance Society of the United States and a wholly-owned subsidiary of AXA Financial, “AXA Equitable”) and certain subsidiaries of AXA Equitable, collectively referred to as “AXA and its subsidiaries”, owned approximately 1.8% of the issued and outstanding Alliance Holding Units.

As of June 30, 2005, the ownership of Alliance Capital, as a percentage of limited partnership interests, was as follows:

AXA and its subsidiaries	60.1%
Alliance Holding	32.0
SCB Partners Inc. (a wholly-owned subsidiary of SCB Inc.; formerly known as Sanford C. Bernstein Inc.)	6.4
Other	1.5
100.0%

Alliance Capital Management Corporation (“ACMC”), an indirect wholly-owned subsidiary of AXA Financial, is the general partner of both Alliance Holding and Alliance Capital.  ACMC owns 100,000 general partnership units in Alliance Holding and a 1% general partnership interest in Alliance Capital.  Including the general partnership interests in Alliance Capital and Alliance Holding, and their equity interest in Alliance Holding, as of June 30, 2005, AXA and its subsidiaries had an approximate 61.1% economic interest in Alliance Capital.

2.     Summary of Significant Accounting Policies

Basis of Presentation

The interim condensed consolidated financial statements of Alliance Capital included herein have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of the interim results, have been made. The preparation of the condensed consolidated financial statements requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the interim reporting periods. Actual results could differ from those estimates. These financial statements should be read in conjunction with Alliance Capital’s consolidated financial statements for the year ended December 31, 2004.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentation.

Cash Distributions

Alliance Capital is required to distribute all of its Available Cash Flow, as defined in the Amended and Restated Agreement of Limited Partnership of Alliance Capital (“Alliance Capital Partnership Agreement”), to its unitholders and to ACMC. Cash distributions are recorded when declared. On July 26, 2005, ACMC declared a distribution of $195.8 million, or $0.76 per Alliance Capital Unit, representing the distribution of Available Cash Flow for the three months ended June 30, 2005. The distribution is payable on August 15, 2005 to holders of record at the close of business on August 5, 2005.

Goodwill, Net

Goodwill represents the excess of the purchase price over the fair value of identifiable assets of acquired companies, less accumulated amortization. Goodwill is no longer amortized, but is tested annually for impairment. Goodwill impairment is indicated if the net recorded value of Alliance Capital’s assets and liabilities exceeds estimated fair value, which would then require the measurement of Alliance Capital’s assets and liabilities as if Alliance Capital had been acquired.  This measurement may or may not result in goodwill impairment. If impaired, the recorded amount is reduced to estimated fair value with a corresponding charge to earnings.

Intangible Assets, Net

Intangible assets consist of costs assigned to investment management contracts of businesses acquired, less accumulated amortization. These costs are being amortized on a straight-line basis over estimated useful lives of twenty years.

The gross carrying amount and accumulated amortization of intangible assets subject to amortization totaled $414.0 million and $98.3 million at June 30, 2005, respectively. Amortization expense was $5.2 million and $10.3 million for the three and six months ended June 30, 2005 and 2004, respectively, and estimated amortization expense for each of the next five years is approximately $20.7 million.

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

Revenue Recognition

Investment advisory and services base fees, generally calculated as a percentage, referred to as “basis points”, of assets under management for clients, are recorded as revenue when the related services are performed. Certain investment advisory contracts provide for a performance fee, in addition to or in lieu of a base fee, that is calculated as either a percentage of absolute investment results or a percentage of investment results in excess of a stated benchmark over a specified period of time. Performance fees are recorded as revenue at the end of each measurement period. Investment advisory and services fees include brokerage transaction charges received by Sanford C. Bernstein & Co., LLC (“SCB LLC”), a wholly-owned subsidiary, for certain retail, private client and institutional investment management client transactions. Institutional research services revenue consists of brokerage transaction charges received by SCB LLC and Sanford C. Bernstein Limited (“SCBL”), a wholly-owned subsidiary, for in-depth research and other services provided to institutional investors. Brokerage transaction charges earned and related expenses are recorded on a trade date basis. Distribution revenues and shareholder servicing fees are accrued as earned.

Compensatory Option Plans

We utilize the fair value method of recording compensation expense, including a straight-line amortization policy, relating to compensatory option awards of Alliance Holding Units granted subsequent to 2001, as permitted by Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation”, as amended by Statement of Financial Accounting Standards No. 148 (“SFAS No. 148”), “Accounting for Stock-Based Compensation — Transition and Disclosure”.  Under the fair value method, compensation expense is measured at the grant date based on the estimated fair value of the award and is recognized over the vesting period. Fair value is determined using the Black-Scholes option valuation model. Compensation expense, net of taxes, resulting from compensatory unit option awards granted after 2001 totaled approximately $0.5 million and $1.1 million for the three and six month periods ended June 30, 2005, respectively, and $0.6 million and $1.2 million for the three and six month periods ended June 30, 2004, respectively.

For compensatory option awards granted prior to 2002, we applied the provisions of Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees”, under which compensation expense is recognized only if the market value of the underlying Alliance Holding Units exceeds the exercise price at the date of grant. We did not record compensation expense for compensatory option awards made prior to 2002 because those options were granted with exercise prices equal to the market value of the underlying Alliance Holding Units on the date of grant. Had we recorded compensation expense for those options based on their market value at grant date under SFAS No. 123, net income for the three and six month periods ended June 30, 2005 and 2004 would have been reduced to the pro forma amounts indicated below:

	Three Months Ended		Six Months Ended
	6/30/05	6/30/04	6/30/05	6/30/04
	(in thousands, except per unit amounts)
SFAS No. 123 pro forma net income:

Net income as reported	$197,997	$155,823	$366,504	$324,277
Add: stock-based compensation expense included in net income, net of tax	519	573	1,051	1,189
Deduct: total stock-based compensation expense determined under fair value method for all awards, net of tax	(536)	(1,308)	(1,094)	(2,683)
SFAS No. 123 pro forma net income	$197,980	$155,088	$366,461	$322,783

Net income per unit:
Basic net income per unit as reported	$0.77	$0.61	$1.43	$1.27
Basic net income per unit pro forma	$0.77	$0.61	$1.43	$1.26
Diluted net income per unit as reported	$0.76	$0.61	$1.42	$1.26
Diluted net income per unit pro forma	$0.76	$0.60	$1.42	$1.26

3.     Cash and Securities Segregated Under Federal Regulations and Other Requirements

As of June 30, 2005, $1.2 billion of United States Treasury Bills were segregated in a special reserve bank custody account for the exclusive benefit of brokerage customers of SCB LLC under Rule 15c3-3 of the Securities Exchange Act of 1934, as amended (“Exchange Act”). During the first week of July, 2005, we deposited an additional $0.1 billion in United States Treasury Bills into the special reserve bank custody account.

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

	Three Months Ended		Six Months Ended
	6/30/05	6/30/04	6/30/05	6/30/04
	(in thousands, except per unit amounts)

Net income	$197,997	$155,823	$366,504	$324,277

Weighted average units outstanding - basic	254,828	253,111	254,514	252,734
Dilutive effect of compensatory options	1,673	1,445	1,780	1,718
Weighted average units outstanding – diluted	256,501	254,556	256,294	254,452

Basic net income per unit	$0.77	$0.61	$1.43	$1.27
Diluted net income per unit	$0.76	$0.61	$1.42	$1.26

Out-of-the-money options to acquire 4,045,300 and 4,946,000 Alliance Holding Units for the three months ended June 30, 2005 and 2004, respectively, and 4,062,904 and 4,946,000 Alliance Holding Units for the six months ended June 30, 2005 and 2004, respectively, have been excluded from the diluted net income per unit computation due to their anti-dilutive effect.

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

Payments of sales commissions made by ABIRM to financial intermediaries in connection with the sale of back-end load shares under the System are capitalized as deferred sales commissions (“deferred sales commission asset”) and amortized over periods not exceeding five and one-half years, the periods of time during which the deferred sales commission asset is expected to be recovered. CDSC cash recoveries are recorded as reductions of unamortized deferred sales commissions when received. The amount recorded for the net deferred sales commission asset was $213.8 million at June 30, 2005. Payments of sales commissions made by ABIRM to financial intermediaries in connection with the sale of back-end load shares under the System, net of CDSC received of $11.5 million and $19.2 million, totaled approximately $30.4 million and $24.6 million during the six months ended June 30, 2005 and 2004, respectively.

Management tests the deferred sales commission asset for recoverability quarterly, or monthly when events or changes in circumstances occur that could significantly increase the risk of impairment of the asset.  Significant assumptions utilized to estimate the company’s future average assets under management and undiscounted future cash flows from back-end load shares include expected future market levels and redemption rates. Market assumptions are selected using a long-term view of expected average market returns based on historical returns of broad market indices. At June 30, 2005, management used average market return assumptions of 5% for fixed income and 8% for equity to estimate annual market returns. Higher actual average market returns would increase undiscounted future cash flows, while lower actual average market returns would decrease undiscounted future cash flows. Future redemption rate assumptions were determined by reference to actual redemption experience over the five-year, three-year, and one-year periods ended June 30, 2005. Based on the actual redemption rates, including increased redemption rates experienced more recently, management used a range of possible annual redemption rates of 21%, 25%, and 27% as of June 30, 2005, calculated as a percentage of the company’s average assets under management represented by back-end load shares. An increase in the actual rate of redemptions would decrease undiscounted future cash flows, while a decrease in the actual rate of redemptions would increase undiscounted future cash flows. These assumptions are reviewed and updated quarterly, or monthly when events or changes in circumstances occur that could significantly increase the risk of impairment of the asset. Estimates of undiscounted future cash flows and the remaining life of the deferred sales commission asset are made from these assumptions and the aggregate undiscounted future cash flows are compared to the recorded value of the deferred sales commission asset. Management considers the results of these analyses performed at various dates. As of June 30, 2005, management determined that the deferred sales commission asset was not impaired. If management determines in the future that the deferred sales commission asset is not recoverable, an impairment condition would exist and a loss would be measured as the amount by which the recorded amount of the asset exceeds its estimated fair value. Estimated fair value is determined using management’s best estimate of future cash flows discounted to a present value amount.

Equity markets increased by approximately 1% during the three-month period ended June 30, 2005 and decreased by approximately 1% during the six-month period ended June 30, 2005, as measured by the change in the Standard & Poor’s 500 Stock Index. Fixed income markets increased approximately 3% during both the three and six months ended June 30, 2005, as measured by the change in the Lehman Brothers’ Aggregate Bond Index. The redemption rate for domestic back-end load shares, adjusted for the closing of certain funds in conjunction with the company’s fund rationalization program, was approximately 27.4% and 26.5% during the three and six month periods ended June 30, 2005, respectively. Declines in financial markets or higher redemption levels, or both, as compared to the assumptions used to estimate undiscounted future cash flows, as described above, could result in the impairment of the deferred sales commission asset. Due to the volatility of the capital markets and changes in redemption rates, management is unable to predict whether or when a future impairment of the deferred sales commission asset might occur. Any impairment would reduce materially the recorded amount of the deferred sales commission asset with a corresponding charge to earnings.

Legal Proceedings

On April 8, 2002, in In re Enron Corporation Securities Litigation, a consolidated complaint (“Enron Complaint”) was filed in the United States District Court for the Southern District of Texas, Houston Division, against numerous defendants, including Alliance Capital. The principal allegations of the Enron Complaint, as they pertain to Alliance Capital, are that Alliance Capital violated Sections 11 and 15 of the Securities Act of 1933, as amended (“Securities Act”) with respect to a registration statement filed by Enron Corp. (“Enron”) and effective with the SEC on July 18, 2001, which was used to sell $1.9 billion Enron Zero Coupon Convertible Notes due 2021. Plaintiffs allege that the registration statement was materially misleading and that Frank Savage, who was at that time an employee of Alliance Capital and a director of ACMC, signed the registration statement at issue. Plaintiffs further allege that Alliance Capital was a controlling person of Frank Savage. Plaintiffs therefore assert that Alliance Capital is itself liable for the allegedly misleading registration statement. Plaintiffs seek rescission or a rescissionary measure of damages. On June 3, 2002, Alliance Capital moved to dismiss the Enron Complaint as the allegations therein pertain to it. On March 12, 2003, that motion was denied. A First Amended Consolidated Complaint (“Enron Amended Consolidated Complaint”), with substantially similar allegations as to Alliance Capital, was filed on May 14, 2003. Alliance Capital filed its answer on June 13, 2003. On May 28, 2003, plaintiffs filed an Amended Motion for Class Certification. On October 23, 2003, following the completion of class discovery, Alliance Capital filed its opposition to class certification. That motion is pending. The case is currently in discovery.

We believe that plaintiffs’ allegations in the Enron Amended Consolidated Complaint as to us are without merit and intend to vigorously defend against these allegations. At the present time, we are unable to estimate the impact, if any, that the outcome of this matter will have on our results of operations or financial condition.

On September 12, 2002, a complaint entitled Lawrence E. Jaffe Pension Plan, Lawrence E. Jaffe Trustee U/A 1198 v. Alliance Capital Management L.P., Alfred Harrison and Alliance Premier Growth Fund, Inc. (“Jaffe Complaint”) was filed in the United States District Court for the Southern District of New York against Alliance Capital, Alfred Harrison (a former director) and the AllianceBernstein Premier Growth Fund (now known as the AlllianceBernstein Large Cap Growth Fund, “Large Cap Growth Fund”) alleging violation of the Investment Company Act of 1940, as amended (“Investment Company Act”). Plaintiff seeks damages equal to Large Cap Growth Fund’s losses as a result of Large Cap Growth Fund’s investment in shares of Enron and a recovery of all fees paid by Large Cap Growth Fund to Alliance Capital beginning November 1, 2000. On March 24, 2003, the court granted Alliance Capital’s motion to transfer the Jaffe Complaint to the United States District Court for the District of New Jersey for coordination with the now dismissed Benak v. Alliance Capital Management L.P. and Alliance Premier Growth Fund action then pending. On December 5, 2003, plaintiff filed an amended complaint (“Amended Jaffe Complaint”) in the United States District Court for the District of New Jersey alleging violations of Section 36(a) of the Investment Company Act, common law negligence, and negligent misrepresentation. Specifically, the Amended Jaffe Complaint alleges that: (i) the defendants breached their fiduciary duties of loyalty, care and good faith to Large Cap Growth Fund by causing Large Cap Growth Fund to invest in securities of Enron, (ii) the defendants were negligent for investing in securities of Enron, and (iii) through prospectuses and other documents, defendants misrepresented material facts related to Large Cap Growth Fund’s investment objective and policies. On January 23, 2004, defendants moved to dismiss the Amended Jaffe Complaint. On May 23, 2005, the court granted defendants’ motion and dismissed the case.

Alliance Capital, Large Cap Growth Fund and Alfred Harrison believe that plaintiff’s allegations in the Amended Jaffe Complaint are without merit and intend to vigorously defend against these allegations. At the present time, we are unable to estimate the impact, if any, that the outcome of this matter will have on our results of operations or financial condition.

On December 13, 2002, a putative class action complaint entitled Patrick J. Goggins, et al. v. Alliance Capital Management L.P., et al. (“Goggins Complaint”) was filed in the United States District Court for the Southern District of New York against Alliance Capital, Large Cap Growth Fund and individual directors and certain officers of Large Cap Growth Fund. On August 13, 2003, the court granted Alliance Capital’s motion to transfer the Goggins Complaint to the United States District Court for the District of New Jersey. On December 5, 2003, plaintiffs filed an amended complaint (“Amended Goggins Complaint”) in the United States District Court for the District of New Jersey, which alleges that defendants violated Sections 11, 12(a)(2) and 15 of the Securities Act because Large Cap Growth Fund’s registration statements and prospectuses contained untrue statements of material fact and omitted material facts. More specifically, the Amended Goggins Complaint alleges that Large Cap Growth Fund’s investment in Enron was inconsistent with Large Cap Growth Fund’s stated strategic objectives and investment strategies. Plaintiffs seek rescissionary relief or an unspecified amount of compensatory damages on behalf of a class of persons who purchased shares of Large Cap Growth Fund during the period October 31, 2000 through February 14, 2002. On January 23, 2004, Alliance Capital moved to dismiss the Amended Goggins Complaint. On December 10, 2004, the court granted Alliance Capital’s motion and dismissed the case. On January 5, 2005, plaintiff appealed the court’s decision.

Alliance Capital, Large Cap Growth Fund and the other defendants believe that plaintiffs’ allegations in the Amended Goggins Complaint are without merit and intend to vigorously defend against these allegations. At the present time, we are unable to estimate the impact, if any, that the outcome of this matter will have on our results of operations or financial condition.

On October 1, 2003, a class action complaint entitled Erb, et al. v. Alliance Capital Management L.P. (“Erb Complaint”) was filed in the Circuit Court of St. Clair County, Illinois, against Alliance Capital. The plaintiff, purportedly a shareholder in Large Cap Growth Fund, alleges that Alliance Capital breached unidentified provisions of Large Cap Growth Fund’s prospectus and subscription and confirmation agreements that allegedly required that every security bought for Large Cap Growth Fund’s portfolio must be a “1-rated” stock, the highest rating that Alliance Capital’s research analysts could assign. Plaintiff alleges that Alliance Capital impermissibly purchased shares of stocks that were not 1-rated. On June 24, 2004, plaintiff filed an amended complaint (“Amended Erb Complaint”) in the Circuit Court of St. Clair County, Illinois. The Amended Erb Complaint allegations are substantially similar to those contained in the previous complaint, however, the Amended Erb Complaint adds a new plaintiff and seeks to allege claims on behalf of a purported class of persons or entities holding an interest in any portfolio managed by Alliance Capital’s Large Cap Growth Team. The Amended Erb Complaint alleges that Alliance Capital breached its contracts with these persons or entities by impermissibly purchasing shares of stocks that were not 1-rated. Plaintiffs seek rescission of all purchases of any non-1-rated stocks Alliance Capital made for Large Cap Growth Fund and other Large Cap Growth Team clients’ portfolios over the past eight years, as well as an unspecified amount of damages. On July 13, 2004, Alliance Capital removed the Erb action to the United States District Court for the Southern District of Illinois on the basis that plaintiffs’ claims are preempted under the Securities Litigation Uniform Standards Act. On August 30, 2004, the District Court remanded the action to the Circuit Court. On September 15, 2004, Alliance Capital filed a notice of appeal with respect to the District Court’s order. On December 23, 2004, plaintiffs moved to dismiss Alliance Capital’s appeal. These motions are pending.

We believe that plaintiffs’ allegations in the Amended Erb Complaint are without merit and intend to vigorously defend against these allegations. At the present time, we are unable to estimate the impact, if any, that the outcome of this matter will have on our results of operations or financial condition.

Market Timing-related Matters

On October 2, 2003, a purported class action complaint entitled Hindo, et al. v. AllianceBernstein Growth & Income Fund, et al. (“Hindo Complaint”) was filed against Alliance Capital, Alliance Holding, ACMC, AXA Financial, the AllianceBernstein Funds, the registrants and issuers of those funds, certain officers of Alliance Capital (“Alliance defendants”), and certain other defendants not affiliated with Alliance Capital, as well as unnamed Doe defendants. The Hindo Complaint was filed in the
United States District Court for the Southern District of New York by alleged shareholders of two of the AllianceBernstein Funds. The Hindo Complaint alleges that certain of the Alliance defendants failed to disclose that they improperly allowed certain hedge funds and other unidentified parties to engage in “late trading” and “market timing” of AllianceBernstein Fund securities, violating Sections 11 and 15 of the Securities Act, Sections 10(b) and 20(a) of the Exchange Act and Sections 206 and 215 of the Investment Advisers Act of 1940, as amended (“Advisers Act”). Plaintiffs seek an unspecified amount of compensatory damages and rescission of their contracts with Alliance Capital, including recovery of all fees paid to Alliance Capital pursuant to such contracts.

Since October 2, 2003, 43 additional lawsuits making factual allegations generally similar to those in the Hindo Complaint were filed in various federal and state courts against Alliance Capital and certain other defendants, and others may be filed. The plaintiffs in such lawsuits have asserted a variety of theories for recovery including, but not limited to, violations of the Securities Act, the Exchange Act, the Advisers Act, the Investment Company Act, the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), certain state securities laws, and common law. All state court actions against Alliance Capital either were voluntarily dismissed or removed to federal court.

On February 20, 2004, the Judicial Panel on Multidistrict Litigation (“MDL Panel”) transferred all federal actions to the
United States District Court for the District of Maryland (“Mutual Fund MDL”). All of the actions removed to federal court also were transferred to the Mutual Fund MDL. The plaintiffs in the removed actions have since moved for remand, and that motion is pending.

On September 29, 2004, plaintiffs filed consolidated amended complaints with respect to four claim types: mutual fund shareholder claims; mutual fund derivative claims; derivative claims brought on behalf of Alliance Holding; and claims brought under ERISA by participants in the Profit Sharing Plan for Employees of Alliance Capital. All four complaints include substantially identical factual allegations, which appear to be based in large part on the SEC Order dated December 18, 2003, amended and restated January 15, 2004 (“SEC Order”), and on the Assurance of Discontinuance with the New York State Attorney General (“NYAG”) dated September 1, 2004 (“AoD”). The claims in the mutual fund derivative consolidated amended complaint are generally based on the theory that all fund advisory agreements, distribution agreements and 12b-1 plans between Alliance Capital and the AllianceBernstein Funds should be invalidated, regardless of whether market timing occurred in each individual fund, because each was approved by fund trustees on the basis of materially misleading information with respect to the level of market timing permitted in funds managed by Alliance Capital. The claims asserted in the other three consolidated amended complaints are similar to those that the respective plaintiffs asserted in their previous federal lawsuits. All of these lawsuits seek an unspecified amount of damages.

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

The WVAG Complaint makes factual allegations generally similar to those in the Hindo Complaint. On May 31, 2005, defendants removed the WVAG Complaint to the United States District Court for the Northern District of West Virginia. On July 12, 2005, plaintiff moved to remand. That motion is pending.

We intend to vigorously defend against the allegations in the WVAG Complaint. At the present time, we are unable to estimate the impact, if any, that the outcome of this matter will have on our results of operations or financial condition.

Alliance Capital recorded charges totaling $330 million during the second half of 2003 in connection with establishing a $250 million restitution fund to compensate fund shareholders for the adverse effects of market timing in certain AllianceBernstein Funds, and in connection with certain other market timing-related matters (including our settlements with the SEC and the NYAG, which were memorialized in the SEC Order and the AoD, respectively, and the market timing-related matters referenced above, other than the WVAG Complaint), and other litigation (“Matters”). Alliance Capital paid $4 million during the second quarter of 2005 related to market timing and has cumulatively paid $307 million (including the $250 million to establish the restitution fund) related to the Matters. However, we cannot determine at this time the eventual outcome, timing or impact of the Matters. Accordingly, it is possible that additional charges in the future may be required, the amount, timing, and impact of which we are unable to estimate at this time.

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

On February 2, 2005, plaintiffs filed a consolidated amended class action complaint (“Aucoin Consolidated Amended Complaint”) that asserts claims substantially similar to the Aucoin Complaint and the nine additional lawsuits referenced above. On April 14, 2005, defendants moved to dismiss the Aucoin Consolidated Amended Complaint.  That motion is pending.

We believe that plaintiff’s allegations in the Aucoin Consolidated Amended Complaint are without merit and intend to vigorously defend against these allegations. At the present time, we are unable to estimate the impact, if any, that the outcome of this matter will have on our results of operations or financial condition.

Regulatory Matters

On July 26, 2005, the National Association of Securities Dealers, Inc. (“NASD”) notified SCB LLC and an SCB LLC research analyst that the NASD enforcement staff was recommending that enforcement actions be commenced against SCB LLC and the analyst (this notification is typically called a “Wells Notice”). The analyst had written research reports that announced the suspension of SCB LLC’s and the analyst’s coverage of certain securities, and the analyst subsequently sold personal holdings in the same securities. Prior to joining SCB LLC, the analyst received the securities as compensation while employed by the issuers of those securities. The NASD claims that SCB LLC and the analyst violated NASD rules that restrict personal trading by research analysts.

On July 26, 2005, the New York Stock Exchange, Inc. (“NYSE”) gave a Wells Notice to each of approximately 20 member firms, including SCB LLC, claiming that the firms violated NYSE rules by failing to properly identify certain short sale transactions as short sales in Electronic Blue Sheet submissions.  For SCB LLC, this issue was the result of a coding problem in an electronic reporting system. That problem was corrected in 2003.

At the present time, we believe that the outcome of these matters will not have a material adverse effect on our results of operations or financial condition.

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

Net expense under the retirement plan was comprised of:

	Three Months Ended		Six Months Ended
	6/30/05	6/30/04	6/30/05	6/30/04
	(in thousands)

Service cost	$1,159	$1,492	$2,318	$2,984
Interest cost on projected benefit obligations	1,143	1,116	2,286	2,232
Expected return on plan assets	(800)	(703)	(1,600)	(1,406)
Amortization of prior service (credit)	(15)	(15)	(30)	(30)
Amortization of transition (asset)	(36)	(36)	(72)	(72)
Recognized actuarial loss	162	167	324	334
Net pension charge	$1,613	$2,021	$3,226	$4,042

7.     Income Taxes

Alliance Capital is a private partnership for federal income tax purposes and, accordingly, is not subject to federal and state corporate income taxes. However, Alliance Capital is subject to a 4.0% New York City unincorporated business tax (“UBT”).  Domestic corporate subsidiaries of Alliance Capital, which are subject to federal, state and local corporate income taxes, are generally included in the filing of a consolidated federal income tax return; separate state and local income tax returns are filed. Foreign corporate subsidiaries are generally subject to taxes in the foreign jurisdictions where they are located.

8.     Divestiture

During June 2005, Alliance Capital and Federated Investors, Inc (“Federated”) completed the transaction under which Federated acquired our cash management services.  In the transaction, $19.3 billion in assets under management from 22 of our third-party distributed money market funds were transitioned into Federated money market funds.

The transaction included an initial cash payment of $25.0 million received prior to June 30, 2005, and additional payments consisting of annual contingent purchase price payments payable over five years and a final contingent $10.0 million payment. The annual contingent purchase price payments will be calculated as a percentage of revenues, less certain expenses, directly attributed to these assets and certain other assets of our former cash management clients transferred to Federated. Currently, we estimate these payments will total approximately $60.0 million over five years. The final contingent $10.0 million payment is based on comparing applicable revenues during the fifth year following the closing of the transaction to the revenues generated by those assets prior to the closing of the transaction.

During the six months ended June 30, 2005, we recognized a $12.5 million net gain from the transaction, which is included in Other Revenues, Net in the statement of income. The gain consisted of the initial cash payment of $25.0 million, offset by a gain contingency of $7.5 million and approximately $5.0 million of transaction expenses. The gain contingency is a “clawback” provision that requires us to pay Federated up to $7.5 million if average daily transferred assets for the six-month period ended June 29, 2006 fall below a certain percentage of initial assets transferred at closing.

9.     Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 154 (“SFAS No. 154”), “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20, “Accounting Changes”, and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and changes the requirements for the accounting for and reporting of a change in accounting principle.  SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  Management does not believe the application of SFAS No. 154 will have a material effect on our results of operations, liquidity, or capital resources.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), (“SFAS No. 123-R”), “Share Based Payment”. SFAS No. 123-R, which superceded APB No. 25 and its related implementation guidance, requires that compensation cost related to share-based payments be recognized in financial statements. Compensation cost should be measured based on the fair value of the equity or liability instruments issued. We will adopt SFAS No. 123-R on a prospective basis, effective January 1, 2006. As discussed in Note 2, in 2002 we adopted the fair value method of recording compensation cost on a prospective basis and using a straight-line amortization policy, relating to compensatory option awards of Alliance Holding Units. Accordingly, management does not believe the application of SFAS No. 123-R will have a material effect on our results of operations, liquidity or capital resources.

On October 22, 2004, the American Jobs Creation Act of 2004 (“Jobs Act”) was signed into law.  The Jobs Act contains a one-time foreign dividend repatriation provision, which provides for a special deduction with respect to certain qualifying dividends from foreign subsidiaries, resulting in a favorable U.S. tax rate on such dividends, until December 31, 2005.  We are currently evaluating these provisions as well as recently issued Internal Revenue Service guidance concerning these provisions.  Management does not believe the application of the Jobs Act will have a material effect on our results of operations, liquidity, or capital resources.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Overall, investment returns for our clients were strong during the second quarter of 2005.  Generally, growth services returns improved significantly and were above benchmarks; with particularly robust returns in U.S. growth services, as our portfolio strategy amplified the improved returns in this investment style for the quarter.  With some exceptions, our value services also exceeded their benchmarks this quarter, and are well ahead of benchmarks for the longer term, especially in international and global services. Returns within fixed income, while satisfactory, require additional focus in order to improve our competitive position.

Continued growth in our Institutional Investment Management Services unit was due to strong net asset inflows into our global value and blend services. However, fixed income services experienced net asset outflows. Our unfunded pipeline remains strong in all markets, including U.S., Europe and Asia Pacific. Furthermore, over 80% of our new mandates and unfunded pipeline are for a diversified mix of non-U.S. services, including global, emerging market and local mandates.

Within our Retail Services unit, we completed the sale of our non-core cash management services to Federated, resulting in a decrease of approximately $27 billion in assets under management. Net long-term inflows into our value equities were offset by outflows from our affiliated fixed income accounts, the majority of which were short-duration fixed income assets unrelated to the transaction with Federated. Our separately managed account business remained strong as a result of broader product offerings and, in addition, there were positive net flows into our Luxembourg-based funds. Furthermore, strong sales occurred in our global wealth strategies funds in Latin America and Europe.

Our Private Client Services unit had positive net long-term flows for both the three-month and twelve-month periods ended June 30, 2005. During the second quarter of 2005, we increased the number of financial advisors by 9% to 239.  In addition, our plan to open three new offices remains on track with Atlanta scheduled to open in the third quarter of 2005 and Denver and La Jolla scheduled for the fourth quarter of 2005.

Within our Institutional Research Services unit, higher U.S. revenues were driven by higher market share and trading volume, partly offset by industry-wide pricing declines in transaction charges, including the increasing use of lower-fee electronic trading platforms. Our market share gains are the result of the continued success of our portfolio and algorithmic trading products. The strength of our non-U.S. revenues continues to be driven by our expanded product offerings in Europe resulting from the growth of our London research team.

Our second quarter financial results were mixed, reflecting a number of atypical events, which, on the positive side, include a gain on the sale of our cash management services and insurance recoveries for some previously incurred legal expenses. In addition, there were mark-to-market gains on investments related to deferred compensation plans, as compared to losses in the first quarter of 2005.  During the second quarter we experienced a substantial decline in transaction revenue, due to the elimination of almost all transaction charges for private clients, a sharp increase in the use of electronic trading platforms for asset management clients in all channels, and a reduction in transaction pricing for institutional asset management clients consistent with market trends. The adverse effects of these developments are expected to persist; however, additional pressure on earnings will be limited as transaction charges no longer represent a material part of asset management revenue.

Earnings Guidance

Given the number of atypical events discussed above and their effect on earnings, we believe it appropriate to provide earnings guidance for the balance of this year. We currently estimate that earnings of Alliance Capital will be at levels that result in earnings of Alliance Holding of approximately $0.60-0.70 per unit in the third quarter of 2005 and $0.70-0.80 per unit in the fourth quarter of 2005, including about $0.10-0.15 per unit in performance-related fees expected to be earned by Alliance Capital primarily in the fourth quarter.

These earnings estimates assume an improvement in net inflows in assets under management in the second half of 2005. Institutional mandates won but not yet funded grew sharply during the second quarter of 2005 pointing to increased net inflows in this channel.  Faster growth is anticipated as well in the private client channel reflecting seasonal effects and the expansion of the firm’s field sales force. And, net flows in the retail channel are expected to recover to a neutral level with continued growth in separately managed accounts and offshore mutual funds offsetting attrition in U.S. mutual funds.

Our earnings expectations also assume trend line annualized returns in the capital markets of 8% and 5% for equity and fixed income assets, respectively, measured from June 2005.  It should be stressed that capital market returns are highly volatile, as are earnings from performance-related fees.  These and other factors (see FORWARD-LOOKING STATEMENTS) subject our earnings to a high degree of uncertainty and earnings guidance must be evaluated in this context.

We would expect margins to rise gradually if we meet our return targets for client portfolios. Achieving such performance objectives for clients remains our primary focus, as we believe it is the route to improved earnings and increased unitholder value.

We expect to return to our policy of not providing earnings guidance in 2006.

Assets Under Management

To better align public and internal reporting of client assets under management, we have reclassified our assets under management for periods prior to the quarter ended June 30, 2005, including the fixed income components of balanced accounts previously reported in equity. Accordingly, investment advisory and services fees by distribution channel have been reclassified for the second quarter of 2004 to conform to the current year presentation of assets under management.

Assets under management by distribution channel were as follows (in billions):

	As of June 30,
	2005	2004	$ Change	% Change

Institutional Investment Management Services	$316.7	$269.3	$47.4	17.6%
Retail Services	132.0	155.5	(23.5)	(15.1)
Private Client Services	67.3	57.4	9.9	17.2
Total	$516.0	$482.2	$33.8	7.0%

Assets under management by investment service were as follows (in billions):

	As of June 30,
	2005	2004	$ Change	% Change
Equity – Growth:
U.S.	$76.0	$83.5	$(7.5)	(9.0)%
Global & international	46.9	36.7	10.2	27.8
	122.9	120.2	2.7	2.2
Equity – Value:
U.S.	102.3	97.3	5.0	5.1
Global & international	99.9	63.4	36.5	57.6
	202.2	160.7	41.5	25.8
Fixed Income:
U.S.	112.3	133.8	(21.5)	(16.1)
Global & international	49.9	39.1	10.8	27.6
	162.2	172.9	(10.7)	(6.2)
Index/Structured:
U.S.	23.9	22.5	1.4	6.2
Global & international	4.8	5.9	(1.1)	(18.6)
	28.7	28.4	0.3	1.1
Total:
U.S.	314.5	337.1	(22.6)	(6.7)
Global & international	201.5	145.1	56.4	38.9
Total	$516.0	$482.2	$33.8	7.0%

Changes in assets under management for the three-month period ended June 30, 2005 were as follows (in billions):

	Distribution Channel				Investment Service
	Institutional Investment Mgmt.	Retail	Private Client	Total	Equity - Growth	Equity - Value	Fixed Income	Index/ Structured	Total

Balance as of April 1, 2005	$311.3	$157.5	$65.1	$533.9	$118.1	$195.1	$191.9	$28.8	$533.9
Long-term flows:
Sales/new accounts	6.9	6.5	2.4	15.8	3.9	8.0	4.2	(0.3)	15.8
Redemptions/terminations	(8.4)	(8.1)	(0.8)	(17.3)	(3.8)	(2.8)	(9.3)	(1.4)	(17.3)
Cash flow/unreinvested dividends	1.2	(0.6)	(0.1)	0.5	—	(0.2)	(0.4)	1.1	0.5
Net long-term inflows (outflows)	(0.3)	(2.2)	1.5	(1.0)	0.1	5.0	(5.5)	(0.6)	(1.0)
Net cash management redemptions	—	(26.3)	(0.4)	(26.7)	—	—	(26.7)	—	(26.7)
Market appreciation	5.7	3.0	1.1	9.8	4.7	2.1	2.5	0.5	9.8
Net change	5.4	(25.5)	2.2	(17.9)	4.8	7.1	(29.7)	(0.1)	(17.9)
Balance as of June 30, 2005	$316.7	$132.0	$67.3	$516.0	$122.9	$202.2	$162.2	$28.7	$516.0

Changes in assets under management for the six-month period ended June 30, 2005 were as follows (in billions):

	Distribution Channel				Investment Service
	Institutional Investment Mgmt.	Retail	Private Client	Total	Equity - Growth	Equity - Value	Fixed Income	Index/ Structured	Total

Balance as of January 1, 2005	$311.3	$163.5	$64.0	$538.8	$123.3	$192.6	$193.4	$29.5	$538.8
Long-term flows:
Sales/new accounts	16.5	13.2	5.4	35.1	10.3	16.3	8.2	0.3	35.1
Redemptions/terminations	(12.7)	(14.6)	(1.4)	(28.7)	(7.8)	(7.0)	(12.4)	(1.5)	(28.7)
Cash flow/unreinvested dividends	(0.3)	(1.2)	(0.2)	(1.7)	(1.3)	(1.3)	0.6	0.3	(1.7)
Net long-term inflows (outflows)	3.5	(2.6)	3.8	4.7	1.2	8.0	(3.6)	(0.9)	4.7
Net cash management redemptions	—	(28.3)	(0.4)	(28.7)	—	—	(28.7)	—	(28.7)
Market appreciation (depreciation)	1.9	(0.6)	(0.1)	1.2	(1.6)	1.6	1.1	0.1	1.2
Net change	5.4	(31.5)	3.3	(22.8)	(0.4)	9.6	(31.2)	(0.8)	(22.8)
Balance as of June 30, 2005	$316.7	$132.0	$67.3	$516.0	$122.9	$202.2	$162.2	$28.7	$516.0

Changes in assets under management for the twelve-month period ended June 30, 2005 were as follows (in billions):

	Distribution Channel				Investment Service
	Institutional Investment Mgmt.	Retail	Private Client	Total	Equity - Growth	Equity - Value	Fixed Income	Index/ Structured	Total

Balance as of July 1, 2004	$269.3	$155.5	$57.4	$482.2	$120.2	$160.7	$172.9	$28.4	$482.2
Long-term flows:
Sales/new accounts	39.9	23.9	9.2	73.0	18.7	29.5	24.2	0.6	73.0
Redemptions/terminations	(23.5)	(25.9)	(3.2)	(52.6)	(18.6)	(11.4)	(19.6)	(3.0)	(52.6)
Cash flow/unreinvested dividends	0.2	(2.5)	(0.7)	(3.0)	(4.5)	(1.2)	2.5	0.2	(3.0)
Net long-term inflows (outflows)	16.6	(4.5)	5.3	17.4	(4.4)	16.9	7.1	(2.2)	17.4
Net cash management redemptions	—	(29.2)	(0.3)	(29.5)	—	—	(29.5)	—	(29.5)
Market appreciation	30.8	10.2	4.9	45.9	7.1	24.6	11.7	2.5	45.9
Net change	47.4	(23.5)	9.9	33.8	2.7	41.5	(10.7)	0.3	33.8
Balance as of June 30, 2005	$316.7	$132.0	$67.3	$516.0	$122.9	$202.2	$162.2	$28.7	$516.0

Average assets under management by distribution channel were as follows (in billions):

	Three Months Ended				Six Months Ended
	6/30/05	6/30/04	$ Change	% Change	6/30/05	6/30/04	$ Change	% Change

Institutional Investment Management Services	$312.2	$266.8	$45.4	17.0%	$312.1	$269.0	$43.1	16.0%
Retail Services	144.4	155.5	(11.1)	(7.1)	152.2	156.7	(4.5)	(2.9)
Private Client Services	65.8	56.3	9.5	16.9	65.2	55.7	9.5	17.1
Total	$522.4	$478.6	$43.8	9.2%	$529.5	$481.4	$48.1	10.0%

Consolidated Results of Operations

The following table summarizes the consolidated results of operations:

	Three Months Ended				Six Months Ended
	6/30/05	6/30/04	$ Change	% Change	6/30/05	6/30/04	$ Change	% Change
	(in millions, except per unit amounts)

Revenues	$768.6	$744.5	$24.1	3.2%	$1,518.8	$1,496.8	$22.0	1.5%
Expenses	556.8	578.6	(21.8)	(3.8)	1,128.3	1,153.5	(25.2)	(2.2)
Income before income taxes	211.8	165.9	45.9	27.7	390.5	343.3	47.2	13.7
Income taxes	13.8	10.1	3.7	36.6	24.0	19.0	5.0	26.3
Net income	$198.0	$155.8	$42.2	27.1%	$366.5	$324.3	$42.2	13.0%

Diluted net income per unit	$0.76	$0.61	$0.15	24.6%	$1.42	$1.26	$0.16	12.7%

Distributions per unit	$0.76	$0.61	$0.15	24.6%	$1.39	$0.91	$0.48	52.7%

Pre-tax margin (1)	27.6%	22.3%			25.7%	22.9%

(1) Income before income taxes as a percentage of total revenues.

Net income for the three and six month periods ended June 30, 2005 increased approximately 27.1% and 13.0%, respectively, from the three and six month periods ended June 30, 2004. These increases were primarily due to higher investment advisory and services fees revenues, a gain on the sale of our cash management services, and lower promotion and servicing and general and administrative expenses, partially offset by higher employee compensation and benefits expenses.

Revenues

The following table summarizes the components of revenues:

	Three Months Ended				Six Months Ended
	6/30/05	6/30/04	$ Change	% Change	6/30/05	6/30/04	$ Change	% Change
	(in millions, except per unit amounts)

Investment advisory and services fees:
Institutional Investment Management	$218.7	$191.0	$27.7	14.5%	$416.7	$371.2	$45.5	12.3%
Retail	163.3	181.8	(18.5)	(10.2)	347.3	370.4	(23.1)	(6.2)
Private Client	151.2	138.4	12.8	9.2	305.4	280.6	24.8	8.8
	533.2	511.2	22.0	4.3	1,069.4	1,022.2	47.2	4.6

Distribution revenues	97.7	111.9	(14.2)	(12.7)	205.6	228.2	(22.6)	(9.9)
Institutional research services	76.0	71.0	5.0	7.0	151.2	150.4	0.8	0.5
Shareholder servicing fees	26.2	30.8	(4.6)	(14.9)	51.4	62.1	(10.7)	(17.2)
Other revenues, net	35.5	19.6	15.9	81.1	41.2	33.9	7.3	21.5
Total	$768.6	$744.5	$24.1	3.2%	$1,518.8	$1,496.8	$22.0	1.5%

Investment Advisory and Services Fees

Investment advisory and services fees, the largest component of our revenues, are generally calculated as a percentage, referred to as “basis points” or “base fees”, of the value of assets under management and vary with the type of portfolio strategy, the size of account, and the total amount of assets we manage for a particular client. Accordingly, fee income generally increases or decreases as assets under management increase or decrease and is therefore affected by market appreciation or depreciation, the addition of new client accounts or client contributions of additional assets to existing accounts, withdrawals of assets from and termination of client accounts, purchases and redemptions of mutual fund shares, and shifts of assets between accounts or products with different fee structures. For the three and six month periods ended June 30, 2005 and 2004, our investment advisory and services fees increased 4.3% and 4.6%, respectively, from the three and six month periods ended June 30, 2004, primarily due to increases in average assets under management of 9.2% and 10.0%, respectively, resulting from market appreciation and net asset inflows and increased performance fees, partly offset by lower transaction charges.

Investment advisory and services fees include brokerage transaction charges earned by SCB LLC for certain private client and institutional investment management client transactions. These transaction charges aggregated $4.5 million and $26.7 million for the three months ended June 30, 2005 and 2004, respectively, and $23.2 million and $65.0 million, for the six months ended June 30, 2005 and 2004, respectively. The decrease resulted from a number of factors including a restructuring of fees charged to our private clients, which was phased-in during the first half of 2005. The restructuring eliminates transaction charges for most private clients while raising base fees. This restructuring will increase the transparency and predictability of asset management costs for our clients and is expected to reduce private client revenues by approximately $20.0 million on an annual basis.

Certain investment advisory contracts provide for a performance fee, in addition to or in lieu of a base fee. This fee is calculated as either a percentage of absolute investment results or a percentage of investment results in excess of a stated benchmark over a specified period of time. Performance fees are recorded as revenue at the end of the measurement period and will be generally higher in favorable markets and lower in unfavorable markets, which may increase the volatility of our revenues and earnings. For the three and six month periods ended June 30, 2005, performance fees aggregated $24.2 million and $32.0 million, respectively, an increase of $17.0 million and $21.2 million, respectively, from the three and six month periods ended June 30, 2004. The increases were a result of our out-performance in Emerging Markets, Global and U.K. Value Equity services.

Institutional investment management investment advisory and services fees for the three and six month periods ended June 30, 2005 increased $27.7 million (or 14.5%) and $45.5 million (or 12.3%) from the three and six month periods ended June 30, 2004, primarily as a result of a 17.0% and 16.0% increases in average assets under management, respectively, and higher performance fees, offset by a decrease in brokerage transaction charges due to lower transaction volume.

Retail investment advisory and services fees for the three months ended June 30, 2005 decreased by $18.5 million (or 10.2%) from the three month period ended June 30, 2004, primarily as a result of lower average daily assets under management, reflecting the sale of cash management services during the second quarter of 2005. Retail investment and advisory and services fees for the six months ended June 30, 2005 decreased by $23.1 million (or 6.2%) from the six months ended June 30, 2004, primarily as a result of lower average daily assets under management, primarily due to the sale of cash management services during the second quarter of 2005, and one less calendar day.

Private client investment advisory and services fees for the three and six months periods ended June 30, 2005 increased by $12.8 million (or 9.2%) and by $24.8 million (or 8.8%), respectively, from the corresponding periods ended June 30, 2004.  These increases were the result of 15.0% and 11.0% increases in billable assets under management, respectively, partly offset by decreases in brokerage transaction charges of $16.6 million and $32.5 million, respectively, due primarily to the implementation of a new pricing structure which eliminated transaction charges for most private clients, partly offset by an increase in asset-based fees.

Distribution Revenues

ABIRM acts as distributor of company-sponsored mutual funds and receives distribution services fees from certain of those funds as partial reimbursement of the distribution expenses it incurs. Distribution revenues for the three and six months ended June 30, 2005 decreased $14.2 million (or 12.7%) and $22.6 million (or 9.9%), respectively, compared to the three and six months ended June 30, 2004, principally due to lower average daily retail assets under management and the sale of our cash management services during the second quarter of 2005.

Institutional Research Services

Institutional research services revenue consists principally of brokerage transaction charges received for providing in-depth research and other services to institutional investors. Revenues from institutional research services for the three months ended June 30, 2005 increased $5.0 million (or 7.0%), primarily due to an increase in NYSE average daily volumes, two additional trading days and an increase in market share, partly offset by lower price realization. Revenues from institutional research services for the six months ended June 30, 2005 increased $0.8 million (or 0.5%) due to an increase in NYSE daily trading volume, partly offset by a decrease in NYSE market share and lower pricing.

Commission rates charged by broker-dealers have been declining significantly and are likely to continue to decline due principally to increasing use of electronic trading systems, which permit investors to execute securities transactions at a fraction of typical full-service broker-dealer charges. Continuing declines in commission rates and increased use of electronic trading systems could reduce the securities-transaction revenues generated by our institutional research services unit.

Shareholder Servicing Fees

Alliance Global Investor Services, Inc. and ACM Global Investor Services S.A., each a wholly-owned subsidiary of Alliance Capital, provide transfer agency services for our mutual funds. Shareholder servicing fees for the three and six months ended June 30, 2005 decreased $4.6 million (or 14.9%) and $10.7 million (or 17.2%), from the three and six months ended June 30, 2004, respectively. This was primarily the result of the reduction in the number of shareholder accounts due to redemptions, and fee reductions. The number of shareholder accounts serviced declined to approximately 4.5 million as of June 30, 2005 from approximately 6.9 million as of June 30, 2004.

Other Revenues, Net

These revenues consist of fees earned for administration and recordkeeping services provided to our mutual funds and the general accounts of AXA Equitable and its insurance company subsidiary. Changes in market value of investments, investment income and net interest income earned on securities loaned to and borrowed from brokers and dealers are also included. Other revenues, net for the three months ended June 30, 2005 increased approximately $15.9 million from the three months ended June 30, 2004, principally due to the net gain on the sale of our cash management services of $12.8 million and higher unrealized mark-to-market gains on investments held for deferred compensation plan obligations. Other revenues, net for the six months ended June 30, 2005 increased approximately $7.3 million from the six months ended June 30, 2004, principally due to the net gain on the sale of our cash management services, partly offset by the absence of net investment gains in connection with the application of FIN 46-R as compared to the FIN 46-R related net investment gains recorded in the second quarter of 2004 (the underlying joint venture interests consolidated in accordance with FIN 46-R were sold in the fourth quarter of 2004) and by lower unrealized mark-to-market gains on investments held for deferred compensation plan obligations.

Expenses

The following table summarizes the components of total expenses:

	Three Months Ended				Six Months Ended
	6/30/05	6/30/04	$ Change	% Change	6/30/05	6/30/04	$ Change	% Change
	(in millions)
Employee compensation and benefits	$308.7	$261.9	$46.8	17.9%	$593.8	$536.7	$57.1	10.6%
Promotion and servicing	155.3	191.2	(35.9)	(18.8)	330.4	388.7	(58.3)	(15.0)
General and administrative	81.3	114.0	(32.7)	(28.7)	181.2	205.0	(23.8)	(11.6)
Interest	6.3	6.3	—	—	12.6	12.8	(0.2)	(1.6)
Amortization of intangible assets	5.2	5.2	—	—	10.3	10.3	—	—
Total	$556.8	$578.6	$(21.8)	(3.8)%	$1,128.3	$1,153.5	$(25.2)	(2.2)%

Employee Compensation and Benefits

We had 4,118 full-time employees at June 30, 2005 compared to 4,103 at June 30, 2004. Employee compensation and benefits, which represented approximately 55.4% and 52.6% of total expenses for the three and six month periods ended June 30, 2005, respectively, includes base compensation, commissions, fringe benefits and cash and deferred incentive compensation based generally on profitability, and other employment costs.

Base compensation, fringe benefits and other employment costs for the three and six months ended June 30, 2005 increased $12.2 million (or 12.1%) and $20.1 million (or 10.0%), respectively, from the three and six months ended June 30, 2004, primarily as a result of annual merit increases. Incentive compensation increased $26.3 million (or 26.1%) and $24.9 million (or 11.6%) for the three and six months ended June 30, 2005, respectively, primarily as a result of higher earnings. Commission expense was higher by $8.9 million (or 15.2%) and $12.0 million (or 10.3%) for the three and six months ended June 30, 2005, respectively, primarily due to higher sales volume and higher amortization of deferred commission awards due to vesting.

Promotion and Servicing

Promotion and servicing expenses, which represented approximately 27.9% and 29.3% of total expenses for the three and six month periods ended June 30, 2005, respectively, include distribution plan payments to financial intermediaries for distribution of company-sponsored mutual funds and cash management services products and amortization of deferred sales commissions paid to financial intermediaries for the sale of back-end load shares. See “Capital Resources and Liquidity” and Notes 5 and 8 of our condensed consolidated financial statements contained in Item 1 of this Form 10-Q for further discussion of deferred sales commissions and the sale of cash management services. Also included in this expense category are costs related to travel and entertainment, advertising, promotional materials, and investment meetings and seminars for financial intermediaries that distribute our mutual fund products.

Promotion and servicing expenses for the three and six month periods ended June 30, 2005 decreased $35.9 million (or 18.8%) and $58.3 million (or 15.0%), respectively, from the three and six month periods ended June 30, 2004, primarily due to lower amortization of deferred sales commissions as a result of lower levels of back-end load shares and to lower distribution plan payments largely due to the sale of cash management services during the second quarter of 2005.

General and Administrative

General and administrative expenses, which represented approximately 14.6% and 16.1% of total expenses for the three and six months ended June 30, 2005, respectively, are costs related to operations, including technology, professional fees, occupancy, communications, and similar expenses. General and administrative expenses for the three months ended June 30, 2005 decreased $32.7 million (or 28.7%) from the three months ended June 30, 2004, and decreased by $23.8 million (or 11.6%), during the six months ended June 30, 2005, as compared with the corresponding periods in 2004. Significant changes for the three and six months ended June 30, 2005 include (in millions):

	Period Ended June 30, 2005
	Three Months	Six Months

Loss on disposal of fixed assets	$(12.2)	$(13.0)
Legal costs, net of insurance recoveries	(11.4)	(7.7)
Minority interest	(8.4)	(8.0)
Sarbanes-Oxley 404 compliance	(0.5)	1.5
Other	(0.2)	3.4
Total	$(32.7)	$(23.8)

The decrease in loss on disposal of fixed assets is primarily due to the write-off of capitalized software in the second quarter of 2004. Legal costs were offset by the receipt of $18.3 million in the second quarter of 2005 of insurance reimbursements for Enron related legal costs. The decrease in minority interest is primarily due to the sale in the fourth quarter of 2004 of a joint venture interest that was consolidated in accordance with FIN 46-R.

Interest

Interest expense is incurred on Alliance Capital’s borrowings. Interest expense for the three months and six months ended June 30, 2005 was essentially unchanged from the three months and six months ended June 30, 2004.

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

Income tax expense for the three and six months ended June 30, 2005 increased approximately 36.6% and 26.3%, respectively, from the three and six months ended June 30, 2004, primarily as a result of higher earnings and a higher effective tax rate due to higher estimated taxable income in our foreign subsidiaries.

In this Form 10-Q, we provide earnings guidance for the second half of 2005, describe the assumptions underlying such guidance, and identify factors that could cause actual earnings to differ from the guidance we provide. See Earnings Guidance and FORWARD-LOOKING STATEMENTS.

CAPITAL RESOURCES AND LIQUIDITY

The following table identifies selected items relating to capital resources and liquidity:

	Six Months Ended June 30,
	2005	2004	% Change
	(in millions, except per unit amounts)

Cash flow from operations	$243.5	$442.3	(44.9)%
Proceeds from exercise of options	27.5	33.2	(17.2)
Capital expenditures	(46.7)	(16.8)	n/m
Purchases of Alliance Holding Units	(6.9)	(38.4)	(82.0)
Distributions paid	(393.1)	(75.9)	n/m

Alliance Capital’s partners’ capital was $4,201.1 million as of June 30, 2005, an increase of $54.6 million (or 1.3%) from $4,146.5 million as of March 31, 2005, and an increase of $17.4 million (or 0.4%) from $4,183.7 million as of December 31, 2004. The increases for these periods are primarily due to comprehensive income for the three and six months ended June 30, 2005, proceeds from the exercise of options to acquire Alliance Holding Units, and amortization of deferred compensation expense, partly offset by cash distributions to unitholders and net purchases of Alliance Holding Units to fund obligations under deferred compensation plans.

Alliance Capital is required to distribute all of its Available Cash Flow, as defined in the Alliance Capital Partnership Agreement, to its unitholders. No distribution was paid in the first quarter of 2004 due to the $330 million in charges taken during the second half of 2003.  See Note 5 of our condensed consolidated financial statements contained in Item 1 of this Form 10-Q for a discussion of these charges.  As a result of the charges, the fourth quarter 2003 distribution, payable in the first quarter of 2004, was suspended. Commencing in the second quarter of 2004, quarterly distributions returned to traditional levels relative to cash flow.

Cash and cash equivalents of $884.4 million as of June 30, 2005 decreased $177.1 million from $1,061.5 million at December 31, 2004. Cash inflows are primarily provided from operations and from the proceeds from exercise of options for Alliance Holding Units. Significant cash outflows are cash distributions paid to unitholders, purchases of Alliance Holding Units to fund deferred compensation plans, and capital expenditures.

Contingent Deferred Sales Charge

Our mutual fund distribution system (the “System”) includes a multi-class share structure that permits our open-end mutual funds to offer investors various options for the purchase of mutual fund shares, including both front-end load shares and back-end load shares. For front-end load shares, ABIRM pays sales commissions to the financial intermediaries distributing the funds from the conventional front-end sales charge it receives from investors at the time of sale. For back-end load shares, ABIRM pays sales commissions to the financial intermediaries at the time of sale and also receives higher ongoing distribution services fees from the mutual funds. In addition, investors who redeem before the expiration of the minimum holding period (which ranges from one year to four years) pay a CDSC to ABIRM. We expect to recover deferred sales commissions over periods not exceeding five and one-half years. Payments of sales commissions made by ABIRM to financial intermediaries in connection with the sale of back-end load shares under the System, net of CDSC received of $11.5 million and $19.2 million, respectively, totaled approximately $30.4 million and $24.6 million during the six months ended June 30, 2005 and 2004, respectively.

Debt and Credit Facilities

Total available credit, debt outstanding and weighted average interest rates as of June 30, 2005 and 2004 were as follows:

	June 30,
	2005			2004
	Credit Available	Debt Outstanding	Interest Rate	Credit Available	Debt Outstanding	Interest Rate
	(in millions)

Senior Notes	$600.0	$399.4	5.6%	$600.0	$399.0	5.6%
Commercial paper	425.0	—	—	425.0	—	—
Revolving credit facility	375.0	—	—	375.0	—	—
Extendible commercial notes	100.0	—	—	100.0	—	—
Other	n/a	7.9	4.0	n/a	7.9	3.5
Total	$1,500.0	$407.3	5.6%	$1,500.0	$406.9	5.6%

In August 2001, we issued $400 million 5.625% Notes (“Senior Notes”) pursuant to a shelf registration statement under which we may issue up to $600 million in senior debt securities.  The proceeds from the Senior Notes were used to reduce commercial paper and credit facility borrowings and for other general partnership purposes. The Senior Notes mature in August 2006 and are redeemable at any time. We intend to use cash flow from operations to retire the Senior Notes at maturity.

In September 2002, we entered into an $800 million five-year revolving credit facility with a group of commercial banks and other lenders. Of the $800 million total, $425 million is intended to provide back-up liquidity for our $425 million commercial paper program, with the balance available for general purposes. Under this revolving credit facility, the interest rate, at our option, is a floating rate generally based upon a defined prime rate, a rate related to the London Interbank Offered Rate (LIBOR) or the Federal Funds rate. The revolving credit facility contains covenants which, among other things, require us to meet certain financial ratios. We were in compliance with the covenants as of June 30, 2005.

At June 30, 2005, we maintained a $100 million extendible commercial notes (“ECN”) program as a supplement to our $425 million commercial paper program. ECNs are short-term uncommitted debt instruments that do not require back-up liquidity support.

Our substantial equity base and access to public and private debt, at competitive terms, should provide adequate liquidity for our general business needs.  Management believes that cash flow from operations and the issuance of debt and Alliance Capital Units or Alliance Holding Units will provide us with the financial resources to meet our capital obligations.

Cash Management Services

During June 2005, Alliance Capital and Federated completed the transaction under which Federated acquired our cash management services. In the transaction, $19.3 billion in assets under management from 22 of our third-party distributed money market funds were transitioned into Federated money market funds.

The transaction included an initial cash payment of $25.0 million received prior to June 30, 2005, and additional payments consisting of annual contingent purchase price payments payable over five years and a final contingent $10.0 million payment. The annual contingent purchase price payments will be calculated as a percentage of revenues, less certain expenses, directly attributed to these assets and certain other assets of our former cash management clients transferred to Federated. Currently, we estimate these payments will total approximately $60.0 million over five years. The final contingent $10.0 million payment is based on comparing applicable revenues during the fifth year following the closing of the transaction to the revenues generated by those assets prior to the closing of the transaction.

During the six months ended 2005, we recognized a $12.5 million net gain from the transaction, which is included in Other Revenues, Net in the statement of income. The gain consisted of the initial cash payment of $25.0 million, offset by a gain contingency of $7.5 million and approximately $5.0 million of transaction expenses. The gain contingency is a “clawback” provision that requires us to pay Federated up to $7.5 million if average daily transferred assets for the six month period ended June 29, 2006 fall below a certain percentage of initial assets transferred at closing.

Guarantees

In February 2002, Alliance Capital signed a $125 million agreement with a commercial bank, under which we guaranteed certain obligations in the ordinary course of business of SCBL. In the event SCBL is unable to meet those obligations in full when due, Alliance Capital will pay the obligations within three days of being notified of SCBL’s failure to pay.  This agreement is continuous and remains in effect until any such obligation has been paid in full by or on behalf of SCBL.  During the second quarter of 2005, we were not required to perform under the agreement and as of June 30, 2005 had no liability outstanding in connection with the agreement.

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

CRITICAL ACCOUNTING ESTIMATES

The preparation of the condensed consolidated financial statements and notes to condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Actual amounts could be significantly different from estimates. Differences, if any, between actual amounts and estimates are included in the results of operations for the period in which the actual amounts become known.

Management of Alliance Capital believes that the critical accounting policies and estimates discussed below require significant management judgment due to the sensitivity of the methods and assumptions used.

Deferred Sales Commission Asset

Management tests the deferred sales commission asset for impairment quarterly, or monthly when events or changes in circumstances occur that could significantly increase the risk of impairment of the asset. Significant assumptions utilized to estimate the company’s future average assets under management and undiscounted future cash flows from back-end load shares include expected future market levels and redemption rates. Market assumptions are selected using a long-term view of expected average market returns based on historical returns of broad market indices. At June 30, 2005, management used average market return assumptions of 5% for fixed income and 8% for equity to estimate annual market returns. Higher actual average market returns would increase undiscounted future cash flows, while lower actual average market returns would decrease undiscounted future cash flows. Future redemption rate assumptions were determined by reference to actual redemption experience over the five-year, three-year and one-year periods ended June 30, 2005. Based on the actual redemption rates, including increased redemption rates experienced more recently, management used a range of possible annual redemption rates of 21%, 25%, and 27% as of June 30, 2005, calculated as a percentage of the company’s average assets under management represented by back-end load shares. An increase in the actual rate of redemptions would decrease undiscounted future cash flows, while a decrease in the actual rate of redemptions would increase undiscounted future cash flows. These assumptions are reviewed and updated quarterly, or monthly when events or changes in circumstances occur that could significantly increase the risk of impairment of the asset. Estimates of undiscounted future cash flows and the remaining life of the deferred sales commission asset are made from these assumptions and the aggregate undiscounted future cash flows are compared to the recorded value of the deferred sales commission asset. Management considers the results of these analyses performed at various dates. As of June 30, 2005, management determined that the deferred sales commission asset was not impaired. If management determines in the future that the deferred sales commission asset is not recoverable, an impairment condition would exist and a loss would be measured as the amount by which the recorded amount of the asset exceeds its estimated fair value. Estimated fair value is determined using management’s best estimate of future cash flows discounted to a present value amount.

Goodwill

As a result of the adoption of SFAS No. 142, goodwill is tested annually, at September 30, for impairment. Significant assumptions are required in performing goodwill impairment tests. Such tests include determining whether the estimated fair value of Alliance Capital, the reporting unit, exceeds its book value. There are several methods of estimating Alliance Capital’s fair value, which includes valuation techniques such as market quotations and discounted expected cash flows. In developing estimated fair value using a discounted cash flow valuation technique, business growth rate assumptions are applied over the estimated life of the goodwill asset and the resulting expected cash flows are discounted to arrive at a present value amount that approximates fair value. As of September 30, 2004, the impairment test indicated that goodwill was not impaired. Also, as of June 30, 2005, management believes that goodwill was not impaired. However, future tests may be based upon different assumptions which may or may not result in an impairment of this asset. Any impairment could reduce materially the recorded amount of the goodwill asset with a corresponding charge to our earnings.

Intangible Assets

Acquired intangibles are recognized at fair value and amortized over their estimated useful lives of twenty years. Intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. A present value technique is applied to management’s best estimate of future cash flows to estimate the fair value of intangible assets. Estimated fair value is then compared to the recorded book value to determine whether an impairment is indicated. The estimates used include estimating attrition factors of customer accounts, asset growth rates, direct expenses and fee rates. We choose assumptions based on actual historical trends that may or may not occur in the future. As of June 30, 2005, management believes that intangible assets were not impaired. However, future tests may be based upon different assumptions which may or may not result in an impairment of this asset. Any impairment could reduce materially the recorded amount of intangible assets with a corresponding charge to our earnings.

Loss Contingencies

Management continuously reviews with legal counsel the status of regulatory matters and pending or threatened litigation. We evaluate the likelihood that a loss contingency exists in accordance with Statement of Financial Accounting Standards No. 5 (“SFAS No. 5”), “Accounting for Contingencies”.  SFAS No. 5 requires a loss contingency to be recorded if it is probable and reasonably estimable as of the date of the financial statements. Based on our evaluation, no contingent losses have been recorded in the six-month periods ended June 30, 2005 and 2004.

ACCOUNTING PRONOUNCEMENTS

See Note 9 of Alliance Capital’s condensed consolidated financial statements contained in Item 1 of this Form 10-Q for a discussion of recently issued accounting pronouncements.

FORWARD-LOOKING STATEMENTS

Certain statements provided by management in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements are subject to risks, uncertainties, and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements.  The most significant of these factors include, but are not limited to, the following: the performance of financial markets, the investment performance we achieve for our clients, general economic conditions, future acquisitions, competitive conditions and government regulations, including changes in tax rates.  We caution readers to carefully consider such forward-looking statements in light of these factors.  Further, such forward-looking statements speak only as of the date on which such statements are made; we have no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. For further information regarding these forward-looking statements and the factors that could cause actual results to differ, see “Risk Factors” in Item I of our Form 10-K for the year ended December 31, 2004.  Any or all of the forward-looking statements that we make in Form 10-K, this Form 10-Q, or any other public statements we issue may turn out to be wrong. Factors other than those listed in “Risk Factors” and other than those listed below could also adversely affect our business, operating results, or financial condition.

The forward-looking statements we make in this Form 10-Q include statements regarding our results of operations, including the expected persisting effect of factors which caused a substantial decline in transaction revenue, estimated earnings guidance for Alliance Capital (and corresponding earnings guidance for Alliance Holding) and related assumptions provided for the remainder of 2005, and an expectation that our margins will rise if client performance objectives are achieved.  The persistence of factors affecting transaction revenues, including future increases in the use of electronic trading platforms and reductions in transaction pricing, will depend on competitive factors affecting the market for securities execution services. The earnings guidance is based on a number of assumptions, including the following: increased net flows in our assets under management due to the expected funding of institutional mandates, anticipated faster growth in the private client channel and neutral net flows in the retail channel; and annualized capital market returns of 8% and 5%, respectively, for equity and fixed income assets.  Before they are funded, institutional mandates do not represent legally binding commitments to fund and, accordingly, the possibility exists that not all mandates will be funded; growth in the private client channel may be impaired by changes in competitive and securities market conditions and relative performance; net flows in retail are subject to domestic and international market conditions and relative performance, each or both of which may have a negative effect on net retail flows; and capital market performance is inherently unpredictable.  In view of the above, and particularly given the volatility of capital markets and the difficulty of predicting client asset inflows and outflows, these earnings estimates should not be relied on as predictions of actual performance, but only as estimates based on assumptions, which may or may not be correct.  There can be no assurance that we will be able to meet our performance objectives or that, even if we do, an increase in our margins will result.

In addition, we make forward-looking statements in this Form 10-Q regarding the anticipated revenue (in the form of contingent payments) to be received in connection with the transaction with Federated Investors, Inc. (“Federated”) pursuant to which Federated acquired our cash management services. The effect of this transaction on future earnings, resulting from these contingent payments to be received in future periods, will depend on the amount of net revenue earned by Federated during these periods on assets under management maintained in Federated’s funds by our former cash management clients.

We also make forward-looking statements in this Form 10-Q regarding the expected reduction in private client revenues by approximately $20 million due to a number of factors, including the restructuring of private client pricing initiated in the first half of 2005.  Given the volatility of capital markets and the difficulty in predicting client inflows and outflows, the expected reduction in private client revenues should not be relied on as a prediction of actual revenues, but rather as an estimate which may or may not be correct.

Additionally, we make forward-looking statements in this Form 10-Q regarding our intention to repay our Senior Notes in 2006 with cash flows from operations.  If operations do not provide sufficient cash to make this repayment, we would be required to obtain alternative financing or extend the term of the Senior Notes.  There can be no assurance that such financing will be available or available on acceptable terms which could affect our business, financial condition or results of operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to Alliance Capital’s market risk for the quarterly period ended June 30, 2005.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, in a timely manner.

As of the end of the period covered by this report, management carried out an assessment, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this assessment, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the second quarter of 2005 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We believe that ongoing testing and remediation have served generally to strengthen such internal control.

Part II

OTHER INFORMATION

Item 1.        Legal Proceedings

See Note 6 of the condensed financial statements contained in Part I, Item 1 of this Form 10-Q.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

Neither we nor any of our affiliates purchased Alliance Capital Units during the second quarter of 2005. However, during the second quarter of 2005, we became aware that a wholly-owned subsidiary of AXA Financial acquired 300 Alliance Capital Units from an unaffiliated third party in a private transaction on October 28, 2004 for $37.43 per Alliance Capital Unit, the price of an Alliance Holding Unit on that date as quoted on the NYSE composite tape.

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

ALLIANCE CAPITAL MANAGEMENT L.P.

Dated: August 5, 2005	By:	Alliance Capital Management Corporation, General Partner

	By:	/s/ Robert H. Joseph, Jr.
Robert H. Joseph, Jr.
Senior Vice President and Chief Financial Officer