Form 10-Q
period 2005-09-30
ALLIANCE CAPITAL MANAGEMENT L P
filed 2005-11-07
CIK 1109448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

The number of units of limited partnership interests outstanding as of September 30, 2005 was 255,182,524.

ALLIANCE CAPITAL MANAGEMENT L.P.

Part I

FINANCIAL INFORMATION

Item 1.    Financial Statements

ALLIANCE CAPITAL MANAGEMENT L.P.

AND SUBSIDIARIES

Condensed Consolidated Statements of Financial Condition

(in thousands)

	9/30/05	12/31/04
	(unaudited)
ASSETS
Cash and cash equivalents	$886,268	$1,061,523
Cash and securities segregated, at market (cost: $1,445,274 and $1,488,872)	1,445,658	1,489,041
Receivables:
Brokers and dealers	2,256,862	1,487,601
Brokerage clients	447,005	352,108
Fees, net	366,546	354,517
Investments	392,959	192,167
Furniture, equipment and leasehold improvements, net	235,319	215,367
Goodwill, net	2,876,657	2,876,657
Intangible assets, net	310,500	326,025
Deferred sales commissions, net	204,123	254,456
Other investments	57,438	61,350
Other assets	117,406	108,518
Total assets	$9,596,741	$8,779,330

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Payables:
Brokers and dealers	$1,315,123	$786,544
Brokerage clients	2,543,173	2,663,952
Alliance mutual funds	155,476	125,899
Accounts payable and accrued expenses	283,630	275,264
Accrued compensation and benefits	650,213	326,219
Debt	407,303	407,517
Minority interests in consolidated subsidiaries	11,028	10,237
Total liabilities	5,365,946	4,595,632

Commitments and contingencies (See Note 5)

Partners’ capital	4,230,795	4,183,698
Total liabilities and partners’ capital	$9,596,741	$8,779,330

See Accompanying Notes to Condensed Consolidated Financial Statements.

ALLIANCE CAPITAL MANAGEMENT L.P.

AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(in thousands, except per unit amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	9/30/05	9/30/04	9/30/05	9/30/04

Revenues:
Investment advisory and services fees	$550,159	$498,676	$1,619,538	$1,520,863
Distribution revenues	95,174	108,673	300,734	336,911
Institutional research services	86,496	74,223	237,735	224,627
Shareholder servicing fees	23,818	27,749	75,238	89,838
Other revenues, net	55,404	16,775	96,621	50,661
	811,051	726,096	2,329,866	2,222,900

Expenses:
Employee compensation and benefits	328,512	261,133	922,273	797,836
Promotion and servicing:
Distribution plan payments	62,184	90,415	224,944	280,333
Amortization of deferred sales commissions	32,156	43,262	103,143	138,475
Other	49,959	51,050	146,645	154,644
General and administrative	95,967	107,172	277,139	312,144
Interest	6,282	6,339	18,860	19,138
Amortization of intangible assets	5,175	5,175	15,525	15,525
	580,235	564,546	1,708,529	1,718,095

Income before income taxes	230,816	161,550	621,337	504,805

Income taxes	18,888	8,882	42,905	27,860

Net income	$211,928	$152,668	$578,432	$476,945

Net income per unit:
Basic	$0.82	$0.60	$2.25	$1.87
Diluted	$0.82	$0.59	$2.23	$1.86

See Accompanying Notes to Condensed Consolidated Financial Statements.

ALLIANCE CAPITAL MANAGEMENT L.P.

AND SUBSIDIARIES

Condensed Consolidated Statements of

Changes in Partners’ Capital

and Comprehensive Income

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	9/30/05	9/30/04	9/30/05	9/30/04

Partners’ capital - beginning of period	$4,201,119	$4,061,017	$4,183,698	$3,778,469
Comprehensive income:
Net income	211,928	152,668	578,432	476,945
Other comprehensive income:
Unrealized gain (loss) on investments, net	1,442	(432)	1,243	(1,240)
Foreign currency translation adjustment, net	(6,526)	(1,943)	(14,913)	719
Comprehensive income	206,844	150,293	564,762	476,424

Capital contributions from general partner	884	643	2,328	4,524
Cash distributions to general partner and unitholders	(195,842)	(156,046)	(588,933)	(231,901)
Purchases of Alliance Holding Units to fund deferred compensation plans, net	409	498	(6,511)	(37,939)
Alliance Holding compensatory unit options expense	525	541	1,644	1,799
Amortization of deferred compensation expense	13,512	13,014	42,979	45,348
Additional investment by Alliance Holding with proceeds from exercises of compensatory options	3,344	4,391	30,828	37,627
Partners’ capital - end of period	$4,230,795	$4,074,351	$4,230,795	$4,074,351

See Accompanying Notes to Condensed Consolidated Financial Statements.

ALLIANCE CAPITAL MANAGEMENT L.P.

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended
	9/30/05	9/30/04

Cash flows from operating activities:
Net income	$578,432	$476,945
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred sales commissions	103,142	138,475
Amortization of deferred compensation	69,112	80,047
Depreciation and other amortization	51,081	51,304
Other, net	(15,142)	29,825
Changes in assets and liabilities:
Decrease in segregated cash and securities	43,383	104,432
(Increase) in receivable from brokers and dealers	(772,018)	(43,889)
(Increase) decrease in receivable from brokerage clients	(110,067)	2,423
(Increase) decrease in fees receivable, net	(15,765)	30,110
(Increase) in trading investments	(183,027)	(25,286)
(Increase) in deferred sales commissions	(52,811)	(31,946)
Decrease in other investments	5,058	9,793
(Increase) in other assets	(11,356)	(6,237)
Increase (decrease) in payable to brokers and dealers	540,195	(189,457)
(Decrease) increase in payable to brokerage clients	(114,739)	91,742
Increase in payable to Alliance mutual funds	29,854	33,588
Increase (decrease) in accounts payable and accrued expenses	5,690	(340,944)
Increase in accrued compensation and benefits, less deferred compensation	301,284	202,580
Net cash provided by operating activities	452,306	613,505

Cash flows from investing activities:
Purchases of investments	(7,362)	(21,561)
Proceeds from sales of investments	12,265	20,054
Additions to furniture, equipment and leasehold improvements, net	(59,722)	(33,849)
Net cash used in investing activities	(54,819)	(35,356)

Cash flows from financing activities:
Repayment of commercial paper, net of proceeds from issuance	(150)	(93)
Cash distributions to general partner and unitholders	(588,933)	(231,901)
Capital contributions from general partner	2,328	4,524
Additional investment by Alliance Holding with proceeds from exercises of compensatory options	30,828	37,627
Purchases of Alliance Holding Units to fund deferred compensation plans, net	(6,511)	(37,939)
Net cash used in financing activities	(562,438)	(227,782)

Effect of exchange rate changes on cash and cash equivalents	(10,304)	1,869

Net (decrease) increase in cash and cash equivalents	(175,255)	352,236
Cash and cash equivalents as of beginning of period	1,061,523	502,858
Cash and cash equivalents as of end of period	$886,268	$855,094

Cash paid:
Interest	$86,692	$42,085
Income taxes	$46,108	$29,098

See Accompanying Notes to Condensed Consolidated Financial Statements.

ALLIANCE CAPITAL MANAGEMENT L.P.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2005

(unaudited)

The words “we” and “our” refer collectively to Alliance Capital Management Holding L.P. (“Alliance Holding”) and Alliance Capital Management L.P. and its subsidiaries (“Alliance Capital”), or to their officers and employees.  Similarly, the word “company” refers to both Alliance Holding and Alliance Capital.  Where the context requires distinguishing between Alliance Holding and Alliance Capital, we identify which is being discussed. Cross-references are in bold text.

1.     Organization and Business Description

Alliance Capital provides diversified investment management and related services, globally to a broad range of clients, including:

•      institutional investors, including unaffiliated corporate and public employee pension funds, endowment funds, U.S. and non-U.S. institutions and governments, and affiliates such as AXA and certain of its insurance company subsidiaries, by means of separately managed accounts, institutional sub-advisory relationships, structured products, group trusts, mutual funds, and other investment vehicles (“Institutional Investment Management Services”);

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

As of September 30, 2005, AXA, a société anonyme organized under the laws of France and the holding company for an international group of insurance and related financial services companies, AXA Financial, Inc. (an indirect wholly-owned subsidiary of AXA, “AXA Financial”), AXA Equitable Life Insurance Company (formerly known as The Equitable Life Assurance Society of the United States and a wholly-owned subsidiary of AXA Financial, “AXA Equitable”) and certain subsidiaries of AXA Equitable, collectively referred to as “AXA and its subsidiaries”, owned approximately 1.8% of the issued and outstanding Alliance Holding Units.

As of September 30, 2005, the ownership of Alliance Capital, as a percentage of limited partnership interests, was as follows:

AXA and its subsidiaries	60.0%
Alliance Holding	32.1
SCB Partners Inc. (a wholly-owned subsidiary of SCB Inc.; formerly known as Sanford C. Bernstein Inc.)	6.4
Other	1.5
100.0%

Alliance Capital Management Corporation (“ACMC”), an indirect wholly-owned subsidiary of AXA, is the general partner of both Alliance Holding and Alliance Capital.  ACMC owns 100,000 general partnership units (economically equivalent to limited partnership units) in Alliance Holding and a 1% general partnership interest in Alliance Capital.  Including the general partnership interests in Alliance Capital and Alliance Holding, and their equity interest in Alliance Holding, as of September 30, 2005, AXA and its subsidiaries had an approximate 61.0% economic interest in Alliance Capital.

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

Principles of Consolidation

The condensed consolidated financial statements include Alliance Capital, its majority-owned and/or controlled subsidiaries and company-sponsored mutual funds during their incubation periods.

The equity method of accounting is used for unconsolidated joint ventures and, in accordance with Emerging Issues Task Force D-46, “Accounting for Limited Partnership Investments”, investments made primarily to seed limited partnership hedge funds that we sponsor and manage. The investments are included in “other investments” on the condensed consolidated balance sheets and the related investment income and gains and losses are included in “other revenues” on the condensed consolidated statements of income.

Fees Receivable, Net

Fees receivable are shown net of allowances. An allowance for doubtful accounts related to investment advisory and services fees is determined through an analysis of the aging of receivables, assessments of collectibility based on historical trends and other qualitative and quantitative factors including the following: our relationship with the client, the financial health (or ability to pay) of the client, current economic conditions and whether the account is closed or active.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentation.

Cash Distributions

On October 26, 2005, ACMC declared a distribution of $211.4 million, or $0.82 per Alliance Capital Unit, representing the distribution of Available Cash Flow for the three months ended September 30, 2005. The distribution is payable on November 17, 2005 to holders of record at the close of business on November 7, 2005. Cash distributions are recorded when declared.

Alliance Capital is required to distribute all of its Available Cash Flow, as defined in the Amended and Restated Agreement of Limited Partnership of Alliance Capital (“Alliance Capital Partnership Agreement”), to its unitholders and to ACMC. Available Cash Flow can be summarized as the cash flow received by Alliance Capital from operations minus such amounts as ACMC determines, in its sole discretion, should be retained by Alliance Capital for use in its business.  Cash flow received from operations, or “operating cash flow”, is computed by ACMC by determining the sum of:

•  net cash provided by operating activities of Alliance Capital,

•  proceeds from borrowings and from sales or other dispositions of assets in the ordinary course of business, and

•  income from investments in marketable securities, liquid investments, and other financial instruments that are acquired for investment purposes and that have a value that may be readily established,

and then subtracting from this amount the sum of:

•  payments in respect of the principal of borrowings, and

•  amounts expended for the purchase of assets in the ordinary course of business.

Goodwill, Net

Goodwill represents the excess of the purchase price over the fair value of identifiable assets of acquired companies, less accumulated amortization. Goodwill is no longer amortized, but is tested annually, as of September 30, for impairment. Goodwill impairment is indicated if the net recorded value of Alliance Capital’s assets and liabilities (including goodwill) exceeds estimated fair value, which would then require the measurement of Alliance Capital’s assets and liabilities as if Alliance Capital had been acquired.  This measurement may or may not result in goodwill impairment. If impaired, the recorded amount is reduced to estimated fair value with a corresponding charge to earnings. As of September 30, 2005, the impairment test indicated that goodwill was not impaired.

Intangible Assets, Net

Intangible assets consist of costs assigned to investment management contracts of SCB Inc. which was acquired in 2000, less accumulated amortization. In order to determine the fair market value and the remaining useful lives of these investment management contracts, we performed an analysis as of the acquisition date that considered the following factors:

•  The nature and characteristics of the intangible assets, including:

•  the historical and expected future economic benefits associated with the assets as of the valuation date,

•  the historical and expected attrition associated with the assets, and

•  any special rights associated with the assets;

•  The historical and then-current financial condition and operating results of SCB Inc.;

•  Discussions with management of SCB Inc. and others to augment our understanding of the nature of the intangible assets; and

•  Reviews of market data and other available information relating to SCB Inc. and the investment management industry.

As a result of the analysis, management determined that the intangible assets have an estimated useful life of approximately 20 years.

The gross carrying amount and accumulated amortization of intangible assets subject to amortization totaled $414.0 million and $103.5 million as of September 30, 2005, respectively. Amortization expense was $5.2 million and $15.5 million for the three and nine months ended September 30, 2005, respectively, and estimated amortization expense for each of the next five years is approximately $20.7 million.

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

Loss Contingencies

With respect to all significant litigation matters, we conduct a probability assessment of the likelihood of a negative outcome.  If the likelihood of a negative outcome is probable, and the amount of the loss can be reasonably estimated, we record an estimated loss for the expected outcome of the litigation as required by Statement of Financial Accounting Standards No. 5 (“SFAS No. 5”), “Accounting for Contingencies”, and Financial Accounting Standards Board (“FASB”) Interpretation No. 14 (“FIN No. 14”), “Reasonable Estimation of the Amount of a Loss –an interpretation of FASB Statement No. 5”.

If the likelihood of a negative outcome is reasonably possible and we are able to indicate an estimate of the possible loss or range of loss, we disclose that fact together with the estimate of the possible loss or range of loss. However, it is difficult to predict the outcome or estimate a possible loss or range of loss because litigation is subject to significant uncertainties, particularly when plaintiffs allege substantial or indeterminate damages, or when the litigation is highly complex or broad in scope.

Revenue Recognition

Investment advisory and services base fees, generally calculated as a percentage (referred to as “basis points”) of assets under management for clients, are recorded as revenue when the related services are performed. Certain investment advisory contracts provide for a performance fee, in addition to or in lieu of a base fee, that is calculated as either a percentage of absolute investment results or a percentage of investment results in excess of a stated benchmark over a specified period of time. Performance fees are recorded as revenue at the end of each measurement period. Investment advisory and services fees include brokerage transaction charges received by Sanford C. Bernstein & Co., LLC (“SCB LLC”), a wholly-owned subsidiary, for certain retail, private client and institutional investment management client transactions. Institutional research services revenue consists of brokerage transaction charges received by SCB LLC and Sanford C. Bernstein Limited (“SCBL”), a wholly-owned subsidiary, for in-depth research and other services provided to institutional investors. Brokerage transaction charges earned and related expenses are recorded on a trade date basis. Distribution revenues and shareholder servicing fees are accrued as earned.

Compensatory Option Plans

We utilize the fair value method of recording compensation expense, including a straight-line amortization policy, relating to compensatory option awards of Alliance Holding Units granted subsequent to 2001, as permitted by Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation”, as amended by Statement of Financial Accounting Standards No. 148 (“SFAS No. 148”), “Accounting for Stock-Based Compensation — Transition and Disclosure”.  Under the fair value method, compensation expense is measured at the grant date based on the estimated fair value of the award and is recognized over the vesting period. Fair value is determined using the Black-Scholes option valuation model. Compensation expense, net of taxes, resulting from compensatory unit option awards granted after 2001 totaled approximately $0.5 million and $1.5 million for the three and nine months ended September 30, 2005, respectively, and $0.5 million and $1.7 million for the three and nine months ended September 30, 2004, respectively.

For compensatory option awards granted prior to 2002, we applied the provisions of Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees”, under which compensation expense is recognized only if the market value of the underlying Alliance Holding Units exceeds the exercise price at the date of grant. We did not record compensation expense for compensatory option awards made prior to 2002 because those options were granted with exercise prices equal to the market value of the underlying Alliance Holding Units on the date of grant. Had we recorded compensation expense for those options based on their market value at grant date under SFAS No. 123, net income for the three and nine months ended September 30, 2005 and 2004 would have been reduced to the pro forma amounts indicated below:

	Three Months Ended		Nine Months Ended
	9/30/05	9/30/04	9/30/05	9/30/04
	(in thousands, except per unit amounts)
SFAS No. 123 pro forma net income:

Net income as reported	$211,928	$152,668	$578,432	$476,945
Add: stock-based compensation expense included in net income, net of tax	482	511	1,533	1,700
Deduct: total stock-based compensation expense determined under fair value method for all awards, net of tax	(425)	(1,164)	(1,519)	(3,847)
SFAS No. 123 pro forma net income	$211,985	$152,015	$578,446	$474,798

Net income per unit:
Basic net income per unit as reported	$0.82	$0.60	$2.25	$1.87
Basic net income per unit pro forma	$0.82	$0.59	$2.25	$1.86
Diluted net income per unit as reported	$0.82	$0.59	$2.23	$1.86
Diluted net income per unit pro forma	$0.82	$0.59	$2.23	$1.85

3.     Cash and Securities Segregated Under Federal Regulations and Other Requirements

As of September 30, 2005, $1.4 billion of United States Treasury Bills were segregated in a special reserve bank custody account for the exclusive benefit of brokerage customers of SCB LLC under Rule 15c3-3 of the Securities Exchange Act of 1934, as amended (“Exchange Act”).

4.     Net Income Per Unit

Basic net income per unit is derived by reducing net income for the 1% general partnership interest and dividing the remaining 99% by the basic weighted average number of units outstanding for each period. Diluted net income per unit is derived by reducing net income for the 1% general partnership interest and dividing the remaining 99% by the total of the basic weighted average number of units outstanding and the dilutive unit equivalents resulting from outstanding compensatory options as follows:

	Three Months Ended		Nine Months Ended
	9/30/05	9/30/04	9/30/05	9/30/04
	(in thousands, except per unit amounts)

Net income	$211,928	$152,668	$578,432	$476,945

Weighted average units outstanding - basic	255,100	253,350	254,711	252,941
Dilutive effect of compensatory options	1,569	1,324	1,709	1,588
Weighted average units outstanding – diluted	256,669	254,674	256,420	254,529

Basic net income per unit	$0.82	$0.60	$2.25	$1.87
Diluted net income per unit	$0.82	$0.59	$2.23	$1.86

Excluded from the diluted net income per unit computation due to their anti-dilutive effect were out-of-the-money options to acquire 3,994,500 and 4,742,300 Alliance Holding Units for both the three and nine month periods ended September 30, 2005 and 2004, respectively.

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

Payments of sales commissions made by ABIRM to financial intermediaries in connection with the sale of back-end load shares under the System are capitalized as deferred sales commissions (“deferred sales commission asset”) and amortized over periods not exceeding five and one-half years, the periods of time during which the deferred sales commission asset is expected to be recovered. CDSC cash recoveries are recorded as reductions of unamortized deferred sales commissions when received. The amount recorded for the net deferred sales commission asset was $204.1 million at September 30, 2005. Payments of sales commissions made by ABIRM to financial intermediaries in connection with the sale of back-end load shares under the System, net of CDSC received of $16.5 million and $26.1 million, totaled approximately $52.8 million and $31.9 million during the nine months ended September 30, 2005 and 2004, respectively.

Management tests the deferred sales commission asset for recoverability quarterly, or monthly when events or changes in circumstances occur that could significantly increase the risk of impairment of the asset.  Significant assumptions utilized to estimate the company’s future average assets under management and undiscounted future cash flows from back-end load shares include expected future market levels and redemption rates. Market assumptions are selected using a long-term view of expected average market returns based on historical returns of broad market indices. At September 30, 2005, management used average market return assumptions of 5% for fixed income and 8% for equity to estimate annual market returns. Higher actual average market returns would increase undiscounted future cash flows, while lower actual average market returns would decrease undiscounted future cash flows. Future redemption rate assumptions were determined by reference to actual redemption experience over the five-year, three-year, and one-year periods ended

September 30, 2005. Based on the actual redemption rates, including increased redemption rates experienced more recently, management used a range of possible annual redemption rates of 22%, 25%, and 27% as of September 30, 2005, calculated as a percentage of the company’s average assets under management represented by back-end load shares. An increase in the actual rate of redemptions would decrease undiscounted future cash flows, while a decrease in the actual rate of redemptions would increase undiscounted future cash flows. These assumptions are reviewed and updated quarterly, or monthly when events or changes in circumstances occur that could significantly increase the risk of impairment of the asset. Estimates of undiscounted future cash flows and the remaining life of the deferred sales commission asset are made from these assumptions and the aggregate undiscounted future cash flows are compared to the recorded value of the deferred sales commission asset. Management considers the results of these analyses performed at various dates. As of September 30, 2005, management determined that the deferred sales commission asset was not impaired. If management determines in the future that the deferred sales commission asset is not recoverable, an impairment condition would exist and a loss would be measured as the amount by which the recorded amount of the asset exceeds its estimated fair value. Estimated fair value is determined using management’s best estimate of future cash flows discounted to a present value amount.

Equity markets increased by approximately 4% and 3% during the three and nine months ended September 30, 2005, respectively, as measured by the change in the Standard & Poor’s 500 Stock Index. Fixed income markets decreased approximately 1% during both the three and nine months ended September 30, 2005, as measured by the change in the Lehman Brothers’ Aggregate Bond Index. The redemption rate for domestic back-end load shares, adjusted for the closing of certain funds in conjunction with the company’s fund rationalization program, was approximately 25.4% and 26.1% during the three and nine months ended September 30, 2005, respectively. Declines in financial markets or higher redemption levels, or both, as compared to the assumptions used to estimate undiscounted future cash flows, as described above, could result in the impairment of the deferred sales commission asset. Due to the volatility of the capital markets and changes in redemption rates, management is unable to predict whether or when a future impairment of the deferred sales commission asset might occur. Any impairment would reduce materially the recorded amount of the deferred sales commission asset with a corresponding charge to earnings.

Legal Proceedings

With respect to all significant litigation matters, we conduct a probability assessment of the likelihood of a negative outcome.  If the likelihood of a negative outcome is probable, and the amount of the loss can be reasonably estimated, we record an estimated loss for the expected outcome of the litigation as required by SFAS No. 5 and FIN No. 14.

If the likelihood of a negative outcome is reasonably possible and we are able to indicate an estimate of the possible loss or range of loss, we disclose that fact together with the estimate of the possible loss or range of loss. However, it is difficult to predict the outcome or estimate a possible loss or range of loss because litigation is subject to significant uncertainties, particularly when plaintiffs allege substantial or indeterminate damages, or when the litigation is highly complex or broad in scope.

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

We believe that plaintiffs’ allegations in the Enron Amended Consolidated Complaint as to us are without merit and intend to vigorously defend against these allegations. At the present time, we are unable to predict the outcome or estimate a possible loss or range of loss in respect of this matter because of the inherent uncertainty regarding the outcome of complex litigation, the fact that plaintiffs did not specify an amount of damages sought in their complaint, and the fact that, to date, we have not engaged in settlement negotiations.

On September 12, 2002, a complaint entitled Lawrence E. Jaffe Pension Plan, Lawrence E. Jaffe Trustee U/A 1198 v. Alliance Capital Management L.P., Alfred Harrison and Alliance Premier Growth Fund, Inc. (“Jaffe Complaint”) was filed in the United States District Court for the Southern District of New York against Alliance Capital, Alfred Harrison (a former director) and the AllianceBernstein Premier Growth Fund (now known as the AlllianceBernstein Large Cap Growth Fund, “Large Cap Growth Fund”) alleging violation of the Investment Company Act of 1940, as amended (“Investment Company Act”). Plaintiff seeks damages equal to Large Cap Growth Fund’s losses as a result of Large Cap Growth Fund’s investment in shares of Enron and a recovery of all fees paid by Large Cap Growth Fund to Alliance Capital beginning November 1, 2000. On March 24, 2003, the court granted Alliance Capital’s motion to transfer the Jaffe Complaint to the United States District Court for the District of New Jersey for coordination with the now dismissed Benak v. Alliance Capital Management L.P. and Alliance Premier Growth Fund action then pending. On December 5, 2003, plaintiff filed an amended complaint (“Amended Jaffe Complaint”) in the United States District Court for the District of New Jersey alleging violations of Section 36(a) of the Investment Company Act, common law negligence, and negligent misrepresentation. Specifically, the Amended Jaffe Complaint alleges that: (i) the defendants breached their fiduciary duties of loyalty, care and good faith to Large Cap Growth Fund by causing Large Cap Growth Fund to invest in securities of Enron, (ii) the defendants were negligent for investing in securities of Enron, and (iii) through prospectuses and other documents, defendants misrepresented material facts related to Large Cap Growth Fund’s investment objective and policies. On January 23, 2004, defendants moved to dismiss the Amended Jaffe Complaint. On May 23, 2005, the court granted defendants’ motion and dismissed the case on the ground that plaintiff failed to make a demand on the Large Cap Growth Fund’s Board of Directors (“LCG Board”) pursuant to Rule 23.1 of the Federal Rules of Civil Procedure.  Plaintiff’s time to file an appeal has expired.  On June 15, 2005, plaintiff made a demand of the LCG Board requesting that the LCG Board take action against the Partnership for the reasons set forth in the Amended Jaffe Complaint.

Alliance Capital, Large Cap Growth Fund and Alfred Harrison believe that plaintiff’s allegations in the Amended Jaffe Complaint are without merit and intend to vigorously defend against these allegations.  At the present time, we are unable to predict the outcome or estimate a possible loss or range of loss in respect of this matter because of the inherent uncertainty regarding the outcome of complex litigation and the fact that, to date, we have not engaged in settlement negotiations.

On December 13, 2002, a putative class action complaint entitled Patrick J. Goggins, et al. v. Alliance Capital Management L.P., et al. (“Goggins Complaint”) was filed in the United States District Court for the Southern District of New York against Alliance Capital, Large Cap Growth Fund and individual directors and certain officers of Large Cap Growth Fund. On August 13, 2003, the court granted Alliance Capital’s motion to transfer the Goggins Complaint to the United States District Court for the District of New Jersey. On December 5, 2003, plaintiffs filed an amended complaint (“Amended Goggins Complaint”) in the United States District Court for the District of New Jersey, which alleges that defendants violated Sections 11, 12(a)(2) and 15 of the Securities Act because Large Cap Growth Fund’s registration statements and prospectuses contained untrue statements of material fact and omitted material facts. More specifically, the Amended Goggins Complaint alleges that Large Cap Growth Fund’s investment in Enron was inconsistent with Large Cap Growth Fund’s stated strategic objectives and investment strategies. Plaintiffs seek rescissionary relief or an unspecified amount of compensatory damages on behalf of a class of persons who purchased shares of Large Cap Growth Fund during the period October 31, 2000 through February 14, 2002. On January 23, 2004, Alliance Capital moved to dismiss the Amended Goggins Complaint. On December 10, 2004, the court granted Alliance Capital’s motion and dismissed the case. On January 5, 2005, plaintiffs appealed the court’s decision.

Alliance Capital, Large Cap Growth Fund and the other defendants believe that plaintiffs’ allegations in the Amended Goggins Complaint are without merit and intend to vigorously defend against these allegations. At the present time, we are unable to predict the outcome or estimate a possible loss or range of loss in respect of this matter because of the inherent uncertainty regarding the outcome of complex litigation, the fact that plaintiffs did not specify an amount of damages sought in their complaint, and the fact that, to date, we have not engaged in settlement negotiations.

On October 1, 2003, a class action complaint entitled Erb, et al. v. Alliance Capital Management L.P. (“Erb Complaint”) was filed in the Circuit Court of St. Clair County, Illinois, against Alliance Capital. The plaintiff, purportedly a shareholder in Large Cap Growth Fund, alleges that Alliance Capital breached unidentified provisions of Large Cap Growth Fund’s prospectus and subscription and confirmation agreements that allegedly required that every security bought for Large Cap Growth Fund’s portfolio must be a “1-rated” stock, the highest rating that Alliance Capital’s research analysts could assign. Plaintiff alleges that Alliance Capital impermissibly purchased shares of stocks that were not 1-rated. On June 24, 2004, plaintiff filed an amended complaint (“Amended Erb Complaint”) in the Circuit Court of St. Clair County, Illinois. The Amended Erb Complaint allegations are substantially similar to those contained in the previous complaint, however, the Amended Erb Complaint adds a new plaintiff and seeks to allege claims on behalf of a purported class of persons or entities holding an interest in any portfolio managed by Alliance Capital’s Large Cap Growth Team. The Amended Erb Complaint alleges that Alliance Capital breached its contracts with these persons or entities by impermissibly purchasing shares of stocks that were not 1-rated. Plaintiffs seek rescission of all purchases of any non-1-rated stocks Alliance Capital made for Large Cap Growth Fund and other Large Cap Growth Team clients’ portfolios over the past eight years, as well as an unspecified amount of damages. On July 13, 2004, Alliance Capital removed the Erb action to the United States District Court for the Southern District of Illinois on the basis that plaintiffs’ claims are preempted under the Securities Litigation Uniform Standards Act. On August 30, 2004, the District Court remanded the action to the Circuit Court. On September 15, 2004, Alliance Capital filed a notice of appeal with respect to the District Court’s order. On December 23, 2004, plaintiffs moved to dismiss Alliance Capital’s appeal. On September 2, 2005, Alliance Capital’s motion was denied.

We believe that plaintiffs’ allegations in the Amended Erb Complaint are without merit and intend to vigorously defend against these allegations. At the present time, we are unable to predict the outcome or estimate a possible loss or range of loss in respect of this matter because of the inherent uncertainty regarding the outcome of complex litigation, the fact that plaintiffs did not specify an amount of damages sought in their complaint, and the fact that, to date, we have not engaged in settlement negotiations.

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

On September 29, 2004, plaintiffs filed consolidated amended complaints with respect to four claim types: mutual fund shareholder claims; mutual fund derivative claims; derivative claims brought on behalf of Alliance Holding; and claims brought under ERISA by participants in the Profit Sharing Plan for Employees of Alliance Capital. All four complaints include substantially identical factual allegations, which appear to be based in large part on the SEC Order dated December 18, 2003, amended and restated January 15, 2004 (“SEC Order”), and on the Assurance of Discontinuance with the New York State Attorney General (“NYAG”) dated September 1, 2004 (“NYAG AoD”). The claims in the mutual fund derivative consolidated amended complaint are generally based on the theory that all fund advisory agreements, distribution agreements and 12b-1 plans between Alliance Capital and the AllianceBernstein Funds should be invalidated, regardless of whether market timing occurred in each individual fund, because each was approved by fund trustees on the basis of materially misleading information with respect to the level of market timing permitted in funds managed by Alliance Capital. The claims asserted in the other three consolidated amended complaints are similar to those that the respective plaintiffs asserted in their previous federal lawsuits. All of these lawsuits seek an unspecified amount of damages.

On February 10, 2004, we received (i) a subpoena duces tecum from the Office of the Attorney General of the State of West Virginia and (ii) a request for information from the Office of the State Auditor, Securities Commission, for the State of West Virginia (“WV Securities Commissioner”) (subpoena and request together, the “Information Requests”). Both Information Requests require us to produce documents concerning, among other things, any market timing or late trading in our sponsored mutual funds. We responded to the Information Requests and have been cooperating fully with the investigation. On April 11, 2005, a complaint entitled The Attorney General of the State of West Virginia v. AIM Advisors, Inc., et al. (“WVAG Complaint”) was filed against Alliance Capital, Alliance Holding, and various other defendants not affiliated with Alliance Capital. The WVAG Complaint was filed in the Circuit Court of Marshall County, West Virginia by the Attorney General of the State of West Virginia.  The WVAG Complaint makes factual allegations generally similar to those in the Hindo Complaint. On May 31, 2005, defendants removed the WVAG Complaint to the United States District Court for the Northern District of West Virginia. On July 12, 2005, plaintiff moved to remand. On August 30, 2005, the WV Securities Commissioner signed a “Summary Order to Cease and Desist, and Notice of Right to Hearing” addressed to Alliance Capital and Alliance Holding.  The Summary Order claims that Alliance Capital and Alliance Holding violated the West Virginia Uniform Securities Act and makes factual allegations generally similar to those in the SEC Order and NYAG AoD.  On October 19, 2005, the WVAG Complaint was transferred to the Mutual Fund MDL.

We intend to vigorously defend against the allegations in the WVAG Complaint. At the present time, we are unable to predict the outcome or estimate a possible loss or range of loss in respect of this matter because of the inherent uncertainty regarding the outcome of complex litigation, the fact that plaintiffs did not specify an amount of damages sought in their complaint, and the fact that, to date, we have not engaged in settlement negotiations.

We previously concluded that the likelihood of a negative outcome in the Market Timing-related Matters (excluding the WVAG Complaint) is probable.  As previously disclosed, Alliance Capital recorded charges totaling $330 million during the second half of 2003, of which (i) $250 million was paid to a restitution fund to compensate mutual fund shareholders for the adverse effects of market timing in certain of our sponsored mutual funds (in accordance with the SEC Order and the NYAG AoD), (ii) $30 million was used to settle a private civil mutual fund litigation unrelated to any regulatory agreements, and (iii) $50 million was reserved for estimated expenses related to our market-timing settlements with the SEC and the NYAG and our market timing-related liabilities (excluding the WVAG Complaint).  Alliance Capital paid $2 million during the third quarter of 2005 related to market timing and has cumulatively paid $309 million related to the Market Timing-related Matters (excluding the WVAG Complaint). We funded the $250 million out of our operating cash flow and paid it to the SEC in January 2004.

We cannot determine at this time the eventual outcome, timing or impact of the Market Timing-related Matters. Accordingly, it is possible that additional charges in the future may be required, the amount, timing, and impact of which we are unable to estimate at this time.

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

On February 2, 2005, plaintiffs filed a consolidated amended class action complaint (“Aucoin Consolidated Amended Complaint”) that asserts claims substantially similar to the Aucoin Complaint and the nine additional lawsuits referenced above. On April 14, 2005, defendants moved to dismiss the Aucoin Consolidated Amended Complaint. On October 19, 2005, the District Court dismissed each of the claims set forth in the Aucoin Consolidated Amended Complaint, except for plaintiff’s claim under Section 36(b) of the Investment Company Act.

We believe that plaintiff’s allegations in the Aucoin Consolidated Amended Complaint are without merit and intend to vigorously defend against these allegations. At the present time, we are unable to predict the outcome or estimate a possible loss or range of loss in respect of this matter because of the inherent uncertainty regarding the outcome of complex litigation, the fact that plaintiffs did not specify an amount of damages sought in their complaint, and the fact that, to date, we have not engaged in settlement negotiations.

Regulatory Matters

On July 26, 2005, the National Association of Securities Dealers, Inc. (“NASD”) notified SCB LLC and an SCB LLC research analyst that the NASD enforcement staff was considering recommending that proceedings be commenced against SCB LLC and the analyst (this notification typically is called a “Wells Notice”). The analyst had written research reports that announced the suspension of SCB LLC’s and the analyst’s coverage of certain securities, and the analyst subsequently sold personal holdings in the same securities.  Prior to joining SCB LLC, the analyst received the securities as compensation while employed by the issuers of those securities.  The NASD claims that SCB LLC and the analyst violated NASD rules that restrict personal trading by research analysts.  SCB LLC has reached an agreement in principle with the NASD to resolve any claims involving SCB LLC, and Alliance Capital has recorded a $350,000 charge against third quarter 2005 earnings in connection therewith.  Claims involving the analyst have not been resolved.

On July 26, 2005, the New York Stock Exchange, Inc. (“NYSE”) gave a Wells Notice to each of approximately 20 member firms, including SCB LLC, claiming that the firms violated NYSE rules by failing to properly identify certain short sale transactions as short sales in Electronic Blue Sheet submissions.  For SCB LLC, the Wells Notice relates to submissions in 2003 and prior periods affected by a coding problem in an electronic reporting system.  That problem was corrected in September 2003, shortly after it was identified.  Since that time, SCB LLC believes that it has been operating in compliance with NYSE regulations relating to Electronic Blue Sheet submissions.  On September 26, 2005, SCB LLC entered into a Stipulation of Facts and Consent to Penalty with the NYSE, which has been submitted to an NYSE hearing panel for approval.  Alliance Capital has recorded a $150,000 charge against third quarter 2005 earnings in connection with this matter.

On September 16, 2005, the SEC gave a Wells Notice to Alliance Capital claiming that Alliance Capital aided and abetted violations of Section 19(a) of the Investment Company Act by the Alliance All-Market Advantage Fund and the Spain Fund.  Section 19(a) requires disclosure of the character (e.g., return of capital) of dividend distributions by investment companies and the Wells Notice alleged that these funds did not provide the required disclosure.  The funds revised their dividend disclosures in 2004 in response to the SEC’s review of this matter and Alliance Capital believes the disclosures now fully comply with the requirements of Section 19(a).  Alliance Capital has reached an agreement in principle with the SEC to resolve this matter, and Alliance Capital has recorded a $450,000 charge against third quarter 2005 earnings in connection therewith.

The resolution of the regulatory matters described above were disclosed in a Current Report on Form 8-K we filed on October 14, 2005.

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

We were required to contribute additional amounts to the retirement plan by January 15, 2006. This contribution in the amount of $3.5 million was made during the third quarter of 2005. Contribution estimates, which are subject to change, are based on regulatory requirements, future market conditions and assumptions used for actuarial computations of the plan’s obligations and assets. Management, at the present time, is unable to determine the amount, if any, of additional future contributions that may be required.

Net expense under the retirement plan was comprised of:

	Three Months Ended		Nine Months Ended
	9/30/05	9/30/04	9/30/05	9/30/04
	(in thousands)

Service cost	$975	$971	$3,293	$3,955
Interest cost on projected benefit obligations	994	939	3,280	3,171
Expected return on plan assets	(812)	(723)	(2,412)	(2,129)
Amortization of prior service (credit)	(15)	(15)	(45)	(45)
Amortization of transition (asset)	(36)	(36)	(108)	(108)
Recognized actuarial loss	89	52	413	386
Net pension charge	$1,195	$1,188	$4,421	$5,230

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

8.     Divestitures

Cash Management Services

During June 2005, Alliance Capital and Federated Investors, Inc (“Federated”) completed the transaction pursuant to which Federated acquired our cash management services.  In the transaction, $19.3 billion in assets under management from 22 of our third-party distributed money market funds were transitioned into Federated money market funds. There were no assets or liabilities recorded on the balance sheet that were transferred as part of this transaction.

The total sales price (much of which is contingent) is estimated to be approximately $95 million, which is composed of three parts: (1) an initial cash payment of $25 million received prior to June 30, 2005, (2) annual contingent purchase price payments payable over the next five years, which we estimate will total $60 million, and (3) a final contingent $10 million payment, which is based on comparing applicable revenues during the fifth year following the closing of the transaction to the revenues generated by those assets prior to the closing of the transaction.

The annual contingent purchase price payments will be calculated as a percentage of revenues, less certain expenses, directly attributed to these assets and certain other assets of our former cash management clients transferred to Federated.  Revenues will be recorded as earned. The contingent payments received from Federated in the five years following the closing of the transaction are expected to largely offset the loss of a profit contribution from managing the cash in money market fund customer accounts and, as a result, this transaction is not expected to have a material impact on future results of operations, cash flow or liquidity during that period.

During the nine months ended September 30, 2005, we recognized a $16.2 million net gain from the transaction, which is included in Other Revenues, Net in the condensed consolidated statement of income. The gain consisted of the initial cash payment of $25.0 million received from Federated and $4.8 million of contingent payments that were earned, offset by a gain contingency of $7.5 million and approximately $6.1 million of transaction expenses. The gain contingency is a “clawback” provision that requires us to pay Federated up to $7.5 million if average daily transferred assets for the six-month period ended June 29, 2006 fall below a certain percentage of initial assets transferred at closing.

Indian Mutual Funds

In the third quarter of 2005, Alliance Capital Asset Management (India) Pvt. Ltd. (“ACAM India”), 75% owned by Alliance Capital and 25% owned by a minority shareholder, whose principal activity is to act as an investment management advisor to Alliance Capital sponsored mutual funds, transferred its mutual funds and its rights to manage the mutual funds to Birla Sun Life. The transaction was subject to approval by the Securities Exchange Board of India, which was received in July 2005. There were no assets or liabilities recorded on the balance sheet that were transferred as part of this transaction.

In the third quarter of 2005, we recorded a gain of $11.7 million in Other Revenues, Net in the condensed consolidated statement of income. The transaction resulted in a net gain of $5.3 million after recording severance, incentive compensation, fixed asset writedowns, minority interest, and income tax expense.

9.     Accounting Pronouncements

In May 2005, FASB issued Statement of Financial Accounting Standards No. 154 (“SFAS No. 154”), “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20, “Accounting Changes”, and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and changes the requirements for the accounting for and reporting of a change in accounting principle.  SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  Management does not believe the application of SFAS No. 154 will have a material effect on our results of operations, liquidity, or capital resources.

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

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Overall, third quarter investment returns for our clients were excellent, especially non-U.S. services. Growth equities continue to outperform value equities, although value returns remain quite good. Our style blend services continue to deliver excellent returns, while fixed income returns were competitive.

Within our Institutional Investment Management Services unit, there were strong net inflows into global research growth, global and international value equities, global blend equity services and fixed income. Style blend equity services accounted for 25% of new mandates. The new business pipeline remains strong, with continued strong fundings expected for the fourth quarter of 2005.

Within our Retail Services unit, this quarter marked the first quarter this year of net inflows, owing primarily to very strong growth outside the U.S., especially in Asia. Last quarter, we completed the sale of our non-core cash management services to Federated, resulting in a decrease of approximately $27 billion in assets under management. This quarter, offshore sales remained strong, reflecting net inflows into our Luxembourg-based funds and a new emerging market fund in Japan distributed through a significant new distribution relationship, partly offset by the sale of our Indian mutual funds. For the U.S. market, we continue to focus efforts to restore our position, with much work still to be done. In addition, our target-date retirement funds were launched September 2005.

Within our Private Client Services unit, organic growth accelerated to a level above our expectations. We look forward to continued good growth in this client group for the balance of the year. We continue to increase the number of financial advisors servicing our clients to support our expansion. We plan to open new offices before the end of the year in Atlanta and Denver as well as in San Diego in the first quarter of 2006. The number of financial advisors is up 7% to 255 since the second quarter of 2005 and up 32% year-to-date.

Our Institutional Research Services unit performed extremely well in the third quarter of 2005 in the face of very difficult market conditions. Excellence in research combined with an expanded array of algorithmic trading products, and continued growth in our London-based operations, produced noteworthy market share gains. And while our increased market share was partially offset by continued industry-wide pricing pressure (particularly in the U.S.), revenues grew by 16.6% year over year. We also opened our first U.S.-based regional sales branch office in Los Angeles in September. As evidence of our commitment to research, the 2005 Institutional Investor All America poll gave us the best results we have ever achieved as a firm with 14 analysts achieving top three status, including 6 analysts ranked as No. 1 for their sectors.

Earnings Guidance

In our Form 10-Q for the quarter ended June 30, 2005 we estimated that earnings of Alliance Capital would result in earnings of Alliance Holding of approximately $0.70-0.80 per unit for the fourth quarter of 2005, including about $0.10-0.15 per unit in performance-related fees expected to be earned by Alliance Capital primarily in the fourth quarter.  Alliance Holding’s third quarter 2005 earnings of $0.74 per unit exceeded its previous earnings guidance of $0.60-0.70, primarily as a result of significant market-driven gains on investments related to deferred compensation plan obligations. We currently estimate that earnings of Alliance Capital will result in earnings of Alliance Holding of approximately $0.75-0.90 per unit in the fourth quarter of 2005, including about $0.10-0.20 per unit in performance-related fees expected to be earned by Alliance Capital. The increase in our current fourth quarter 2005 estimate from the earnings guidance provided in our Form 10-Q for the quarter ended June 30, 2005 reflects market conditions through late October 2005 and the assumption that annualized capital market returns (in particular the impact on performance-related fees) for equity and fixed income assets of 8% and 5%, respectively, resume in the fourth quarter of 2005.

It should be stressed that capital market returns are highly volatile, as are earnings from performance-related fees. These and other factors (see FORWARD-LOOKING STATEMENTS) subject our earnings to a high degree of uncertainty; earnings guidance should be evaluated in this context.

We would expect margins to rise gradually if we meet our return targets for client portfolios. Achieving such performance objectives for clients remains our primary focus, as we believe it is the route to improved earnings and increased unitholder value.

As noted last quarter, we will return to our policy of not providing earnings guidance in 2006.

Assets Under Management

To better align public and internal reporting of client assets under management, we have reclassified our assets under management for periods prior to the quarter ended September 30, 2005, including the fixed income components of balanced accounts previously reported in equity. Accordingly, investment advisory and services fees by distribution channel have been reclassified for the three and nine months ended September 30, 2004 to conform to the current year presentation of assets under management. In addition, fixed income assets managed for insurance company clients previously reported at cost are now being reported at market values. This change did not impact reported revenues, nor will it impact future revenues.

Assets under management by distribution channel were as follows (in billions):

	As of September 30,
	2005	2004	$ Change	% Change

Institutional Investment Management Services	$342.2	$277.5	$64.7	23.3%
Retail Services	140.4	152.9	(12.5)	(8.2)
Private Client Services	72.9	59.1	13.8	23.4
Total	$555.5	$489.5	$66.0	13.5%

Assets under management by investment service were as follows (in billions):

	As of September 30,
	2005	2004	$ Change	% Change
Equity – Growth:
U.S.	$77.3	$77.0	$0.3	0.4%
Global & international	59.5	36.4	23.1	63.5
	136.8	113.4	23.4	20.6
Equity – Value:
U.S.	104.9	96.1	8.8	9.2
Global & international	121.1	71.4	49.7	69.6
	226.0	167.5	58.5	34.9
Fixed Income:
U.S.	108.9	135.7	(26.8)	(19.7)
Global & international	54.0	45.8	8.2	17.9
	162.9	181.5	(18.6)	(10.2)
Index/Structured:
U.S.	25.1	21.8	3.3	15.1
Global & international	4.7	5.3	(0.6)	(11.3)
	29.8	27.1	2.7	10.0
Total:
U.S.	316.2	330.6	(14.4)	(4.4)
Global & international	239.3	158.9	80.4	50.6
Total	$555.5	$489.5	$66.0	13.5%

Changes in assets under management for the three-month period ended September 30, 2005 were as follows (in billions):

	Distribution Channel				Investment Service
	Institutional Investment Mgmt.	Retail	Private Client	Total	Equity - Growth	Equity - Value	Fixed Income	Index/ Structured	Total

Balance as of July 1, 2005	$316.7	$132.0	$67.3	$516.0	$122.9	$202.2	$162.2	$28.7	$516.0
Long-term flows:
Sales/new accounts	11.4	9.0	2.9	23.3	8.4	9.7	5.1	0.1	23.3
Redemptions/terminations	(3.5)	(6.7)	(0.6)	(10.8)	(4.3)	(2.9)	(3.2)	(0.4)	(10.8)
Cash flow/unreinvested dividends	(0.7)	—	(0.2)	(0.9)	(1.3)	0.8	(0.6)	0.2	(0.9)
Net long-term inflows (outflows)	7.2	2.3	2.1	11.6	2.8	7.6	1.3	(0.1)	11.6
Market appreciation (depreciation)	18.3	6.1	3.5	27.9	11.1	16.2	(0.6)	1.2	27.9
Net change	25.5	8.4	5.6	39.5	13.9	23.8	0.7	1.1	39.5
Balance as of September 30, 2005	$342.2	$140.4	$72.9	$555.5	$136.8	$226.0	$162.9	$29.8	$555.5

Changes in assets under management for the nine-month period ended September 30, 2005 were as follows (in billions):

	Distribution Channel				Investment Service
	Institutional Investment Mgmt.	Retail	Private Client	Total	Equity - Growth	Equity - Value	Fixed Income	Index/ Structured	Total

Balance as of January 1, 2005	$311.3	$163.5	$64.0	$538.8	$123.3	$192.6	$193.4	$29.5	$538.8
Long-term flows:
Sales/new accounts	27.9	22.2	8.3	58.4	18.7	26.0	13.3	0.4	58.4
Redemptions/terminations	(16.2)	(21.3)	(2.0)	(39.5)	(12.1)	(10.0)	(15.5)	(1.9)	(39.5)
Cash flow/unreinvested dividends	(1.0)	(1.2)	(0.4)	(2.6)	(2.6)	(0.4)	(0.1)	0.5	(2.6)
Net long-term inflows (outflows)	10.7	(0.3)	5.9	16.3	4.0	15.6	(2.3)	(1.0)	16.3
Net cash management redemptions	—	(28.3)	(0.4)	(28.7)	—	—	(28.7)	—	(28.7)
Market appreciation	20.2	5.5	3.4	29.1	9.5	17.8	0.5	1.3	29.1
Net change	30.9	(23.1)	8.9	16.7	13.5	33.4	(30.5)	0.3	16.7
Balance as of September 30, 2005	$342.2	$140.4	$72.9	$555.5	$136.8	$226.0	$162.9	$29.8	$555.5

Changes in assets under management for the twelve-month period ended September 30, 2005 were as follows (in billions):

	Distribution Channel				Investment Service
	Institutional Investment Mgmt.	Retail	Private Client	Total	Equity - Growth	Equity - Value	Fixed Income	Index/ Structured	Total

Balance as of October 1, 2004	$277.5	$152.9	$59.1	$489.5	$113.4	$167.5	$181.5	$27.1	$489.5
Long-term flows:
Sales/new accounts	44.2	28.4	10.1	82.7	23.6	33.0	25.5	0.6	82.7
Redemptions/terminations	(21.0)	(27.3)	(3.1)	(51.4)	(17.8)	(12.3)	(19.1)	(2.2)	(51.4)
Cash flow/unreinvested dividends	(4.0)	(1.4)	(0.7)	(6.1)	(4.3)	(0.2)	(1.8)	0.2	(6.1)
Net long-term inflows (outflows)	19.2	(0.3)	6.3	25.2	1.5	20.5	4.6	(1.4)	25.2
Net cash management redemptions	—	(28.6)	(0.3)	(28.9)	—	—	(28.9)	—	(28.9)
Market appreciation	45.5	16.4	7.8	69.7	21.9	38.0	5.7	4.1	69.7
Net change	64.7	(12.5)	13.8	66.0	23.4	58.5	(18.6)	2.7	66.0
Balance as of September 30, 2005	$342.2	$140.4	$72.9	$555.5	$136.8	$226.0	$162.9	$29.8	$555.5

Average assets under management by distribution channel were as follows (in billions):

	Three Months Ended				Nine Months Ended
	9/30/05	9/30/04	$ Change	% Change	9/30/05	9/30/04	$ Change	% Change
Institutional Investment Management Services	$330.3	$271.6	$58.7	21.6%	$318.9	$270.1	$48.8	18.1%
Retail Services	136.5	152.6	(16.1)	(10.6)	148.0	155.2	(7.2)	(4.6)
Private Client Services	70.2	57.8	12.4	21.5	66.9	56.3	10.6	18.8
Total	$537.0	$482.0	$55.0	11.4%	$533.8	$481.6	$52.2	10.8%

Consolidated Results of Operations

The following table summarizes the consolidated results of operations:

	Three Months Ended				Nine Months Ended
	9/30/05	9/30/04	$ Change	% Change	9/30/05	9/30/04	$ Change	% Change
	(in millions, except per unit amounts)

Revenues	$811.1	$726.1	$85.0	11.7%	$2,329.9	$2,222.9	$107.0	4.8%
Expenses	580.3	564.5	15.8	2.8	1,708.6	1,718.1	(9.5)	(0.6)
Income before income taxes	230.8	161.6	69.2	42.8	621.3	504.8	116.5	23.1
Income taxes	18.9	8.9	10.0	n/m	42.9	27.9	15.0	53.8
Net income	$211.9	$152.7	$59.2	38.8%	$578.4	$476.9	$101.5	21.3%

Diluted net income per unit	$0.82	$0.59	$0.23	39.0%	$2.23	$1.86	$0.37	19.9%

Distributions per unit	$0.82	$0.59	$0.23	39.0%	$2.21	$1.50	$0.71	47.3%

Pre-tax margin (1)	28.5%	22.2%			26.7%	22.7%

(1) Income before income taxes as a percentage of total revenues.

Net income for the three and nine months ended September 30, 2005 increased 38.8% and 21.3%, respectively, from the three and nine months ended September 30, 2004. These increases were primarily due to higher investment advisory and services fees revenues, a gain on the sale of our Indian mutual funds, a gain on the sale of our cash management services, and lower promotion and servicing and general and administrative expenses, partially offset by higher employee compensation and benefits expenses.

Revenues

The following table summarizes the components of revenues:

	Three Months Ended				Nine Months Ended
	9/30/05	9/30/04	$ Change	% Change	9/30/05	9/30/04	$ Change	% Change
	(in millions)

Investment advisory and services fees:
Institutional Investment Management	$222.0	$180.9	$41.1	22.7%	$638.7	$552.1	$86.6	15.7%
Retail	169.6	177.8	(8.2)	(4.6)	516.9	548.2	(31.3)	(5.7)
Private Client	158.6	140.0	18.6	13.3	464.0	420.6	43.4	10.3
	550.2	498.7	51.5	10.3	1,619.6	1,520.9	98.7	6.5

Distribution revenues	95.2	108.7	(13.5)	(12.4)	300.8	336.9	(36.1)	(10.7)
Institutional research services	86.5	74.2	12.3	16.6	237.7	224.6	13.1	5.8
Shareholder servicing fees	23.8	27.7	(3.9)	(14.1)	75.2	89.8	(14.6)	(16.3)
Other revenues, net	55.4	16.8	38.6	n/m	96.6	50.7	45.9	90.5
Total	$811.1	$726.1	$85.0	11.7%	$2,329.9	$2,222.9	$107.0	4.8%

Investment Advisory and Services Fees

Investment advisory and services fees, the largest component of our revenues, are generally calculated as a percentage, referred to as “basis points” or “base fees”, of the value of assets under management and vary with the type of portfolio strategy, the size of account, and the total amount of assets we manage for a particular client. Accordingly, fee income generally increases or decreases as assets under management increase or decrease and is therefore affected by market appreciation or depreciation, the addition of new client accounts or client contributions of additional assets to existing accounts, withdrawals of assets from and termination of client accounts, purchases and redemptions of mutual fund shares, and shifts of assets between accounts or products with different fee structures. Certain investment advisory contracts provide for a performance fee, in addition to or in lieu of a base fee. This fee is calculated as either a percentage of absolute investment results or a percentage of investment results in excess of a stated benchmark over a specified period of time. Performance fees are recorded as revenue at the end of the measurement period and will be generally higher in favorable markets and lower in unfavorable markets, which may increase the volatility of our revenues and earnings. Investment advisory and services fees also include brokerage transaction charges earned by SCB LLC for certain private client and institutional investment management client transactions.

For the three and nine months ended September 30, 2005 and 2004, our investment advisory and services fees increased 10.3% and 6.5%, respectively, from the three and nine months ended September 30, 2004, primarily due to increases in average assets under management of 11.4% and 10.8%, respectively, resulting from market appreciation and net asset inflows, and increased performance fees partly offset by lower transaction charges.

For the three and nine months ended September 30, 2005, performance fees aggregated $7.8 million and $39.8 million, respectively, an increase of $3.6 million and $24.8 million, respectively, from the three and nine months ended September 30, 2004. These increases were a result of our investment performance in Emerging Markets, Global and U.K. Value Equity services.

Transaction charges aggregated $4.7 million and $25.2 million for the three months ended September 30, 2005 and 2004, respectively, and $27.9 million and $90.1 million for the nine months ended September 30, 2005 and 2004, respectively. The decrease resulted from a number of factors, including a management initiative implemented during the first half of 2005 which changed the structure of investment advisory and services fees charged to private clients for our services. The restructuring eliminated transaction charges for most private clients while raising base fees. This restructuring increases the transparency and predictability of asset management costs for our private clients. The elimination of these transaction charges was not a result of Alliance Capital’s agreement with the NYAG or any other regulator.

Institutional investment management investment advisory and services fees for the three and nine months ended September 30, 2005 increased $41.1 million (or 22.7%) and $86.6 million (or 15.7%) from the three and nine months ended September 30, 2004, primarily as a result of a 21.6% and 18.1% increase in average assets under management, respectively, and higher performance fees, offset by a decrease in brokerage transaction charges due to lower transaction volume and the increased use of electronic trading systems.

Retail investment advisory and services fees for the three and nine months ended September 30, 2005 decreased $8.2 million (or 4.6%) and  $31.3 million (or 5.7%), respectively, from the corresponding periods ended September 30, 2004, primarily as a result of lower average daily assets under management, reflecting the transfer of cash management services during the second quarter of 2005.

Private client investment advisory and services fees for the three and nine months ended September 30, 2005 increased $18.6 million (or 13.3%) and $43.4 million (or 10.3%), respectively, from the corresponding periods ended September 30, 2004.  These increases were the result of increases in billable assets under management, partly offset by decreases in brokerage transaction charges of $15.4 million and $47.9 million, respectively, due primarily to the implementation of a new pricing structure which eliminated transaction charges for most private clients, partly offset by an increase in asset-based fees.

Distribution Revenues

ABIRM acts as distributor of company-sponsored mutual funds and receives distribution services fees from certain of those funds as partial reimbursement of the distribution expenses it incurs. Distribution revenues for the three and nine months ended September 30, 2005 decreased $13.5 million (or 12.4%) and $36.1 million (or 10.7%), respectively, compared to the three and nine months ended September 30, 2004, principally due to the sale of our cash management services during the second quarter of 2005.

Institutional Research Services

Institutional research services revenue consists principally of brokerage transaction charges received for providing in-depth research and other services to institutional investors. Revenues from institutional research services for the three months ended September 30, 2005 increased $12.3 million (or 16.6%), primarily due to increases in average daily volumes, an increase in market share and an extra trading day in the U.S., partly offset by pricing declines in both the U.S. and U.K. Revenues from institutional research services for the nine months ended September 30, 2005 increased $13.1 million (or 5.8%) due to higher market share, higher average daily volumes in both the U.S. and U.K. and pricing increases in the U.K., partly offset by pricing declines in the U.S.

Commission rates charged by broker-dealers have been declining significantly and are likely to continue to decline due principally to increasing use of electronic trading systems, which permit investors to execute securities transactions at a fraction of typical full-service broker-dealer charges. Continuing declines in commission rates and increased use of electronic trading systems could reduce the securities-transaction revenues generated by our institutional research services unit. This pricing pressure has historically been more than offset by increased market share.  Management is pursuing strategies, the goal of which is to continue this trend.

Shareholder Servicing Fees

Alliance Global Investor Services, Inc. and the ACM Global Investor Services division of Alliance Capital (Luxembourg) S.A., each a wholly-owned subsidiary of Alliance Capital, provide transfer agency services for our mutual funds. Shareholder servicing fees for the three and nine months ended September 30, 2005 decreased $3.9 million (or 14.1%) and $14.6 million (or 16.3%), from the three and nine months ended September 30, 2004, respectively. This was primarily the result of the reduction in the number of shareholder accounts and fee reductions. The number of shareholder accounts serviced declined to approximately 4.0 million as of September 30, 2005 from approximately 6.8 million as of September 30, 2004, primarily due to the sale of cash management services and the net redemptions of long-term U.S. mutual funds.

Other Revenues, Net

These revenues consist of investment income and net interest income earned on securities loaned to and borrowed from brokers and dealers, and fees earned for administration and recordkeeping services provided to our mutual funds and the general accounts of AXA and its subsidiaries. In addition, these revenues include mark-to-market gains or losses on investments related to deferred compensation plan obligations. We purchase mutual fund shares to fund our deferred compensation plan obligations, which generally vest over a four-year period. We classify these investments as trading investments, and as such, recognize unrealized mark-to-market gains or losses in each reporting period. Other revenues, net for the three months ended September 30, 2005 increased $38.6 million from the three months ended September 30, 2004, principally due to the gain on the sale of our Indian mutual funds and higher unrealized mark-to-market gains on investments related to deferred compensation plan obligations. Other revenues, net for the nine months ended September 30, 2005 increased $45.9 million from the nine months ended September 30, 2004, principally due to the net gain on the sale of our cash management services, the net gain on the sale of our Indian mutual funds, higher unrealized mark-to-market gains on investments related to deferred compensation plan obligations, and the gain on the sale of two NYSE seats, partly offset by the absence of net investment gains in connection with FIN 46-R related net investment gains recorded in 2004 (the underlying joint venture interests consolidated in accordance with FIN 46-R were  sold in the fourth quarter of 2004).

Expenses

The following table summarizes the components of total expenses:

	Three Months Ended				Nine Months Ended
	9/30/05	9/30/04	$ Change	% Change	9/30/05	9/30/04	$ Change	% Change
	(in millions)
Employee compensation and benefits	$328.5	$261.1	$67.4	25.8%	$922.3	$797.8	$124.5	15.6%
Promotion and servicing	144.3	184.7	(40.4)	(21.9)	474.7	573.5	(98.8)	(17.2)
General and administrative	96.0	107.2	(11.2)	(10.4)	277.2	312.2	(35.0)	(11.2)
Interest	6.3	6.3	—	—	18.9	19.1	(0.2)	(1.0)
Amortization of intangible assets	5.2	5.2	—	—	15.5	15.5	—	—
Total	$580.3	$564.5	$15.8	2.8%	$1,708.6	$1,718.1	$(9.5)	(0.6)%

Employee Compensation and Benefits

We had 4,251 full-time employees at September 30, 2005 compared to 4,094 at September 30, 2004. Employee compensation and benefits, which represented 56.6% and 54.0% of total expenses for the three and nine months ended September 30, 2005, respectively, includes base compensation, commissions, fringe benefits and cash and deferred incentive compensation based generally on profitability, and other employment costs.

Base compensation, fringe benefits and other employment costs for the three and nine months ended September 30, 2005 increased $10.2 million (or 9.7%) and $30.3 million (or 9.9%), respectively, from the three and nine months ended September 30, 2004, primarily as a result of annual merit increases and additional headcount. Incentive compensation increased $41.9 million (or 42.6%) and $66.8 million (or 21.1%) for the three and nine months ended September 30, 2005, respectively, primarily as a result of higher earnings. Commission expense was higher by $15.3 million (or 26.4%) and $27.3 million (or 15.6%) for the three and nine months ended September 30, 2005, respectively, primarily due to higher sales volume and higher amortization of deferred commission awards due to vesting.

Promotion and Servicing

Promotion and servicing expenses, which represented 24.9% and 27.8% of total expenses for the three and nine months ended September 30, 2005, respectively, include distribution plan payments to financial intermediaries for distribution of company-sponsored mutual funds and cash management services products and amortization of deferred sales commissions paid to financial intermediaries for the sale of back-end load shares. See “Capital Resources and Liquidity” and Notes 5 and 8 of our condensed consolidated financial statements contained in Item 1 of this Form 10-Q for further discussion of deferred sales commissions and the sale of cash management services. Also included in this expense category are costs related to travel and entertainment, advertising, promotional materials, and investment meetings and seminars for financial intermediaries that distribute our mutual fund products.

Promotion and servicing expenses for the three and nine months ended September 30, 2005 decreased $40.4 million (or 21.9%) and $98.8 million (or 17.2%), respectively, from the three and nine months ended September 30, 2004, primarily due to lower distribution plan payments largely due to the transfer of cash management services during the second quarter of 2005 and lower amortization of deferred sales commissions as a result of lower sales of back-end load shares.

General and Administrative

General and administrative expenses, which represented 16.5% and 16.2% of total expenses for the three and nine months ended September 30, 2005, respectively, are costs related to operations, including technology, professional fees, occupancy, communications, and similar expenses. General and administrative expenses for the three months ended September 30, 2005 decreased $11.2 million (or 10.4%) from the three months ended September 30, 2004, and decreased $35.0 million (or 11.2%), during the nine months ended September 30, 2005, as compared with the corresponding periods in 2004. Significant changes for the three and nine months ended September 30, 2005 include:

	Period Ended September 30, 2005
	Three Months	Nine Months
	(in millions)

Loss on disposal of fixed assets	$2.1	$(10.9)
Legal costs, net of insurance recoveries	(8.1)	(15.7)
Minority interest	(3.9)	(12.0)
Sarbanes-Oxley 404 compliance	0.3	2.1
Other	(1.6)	1.5
Total	$(11.2)	$(35.0)

The decrease in loss on disposal of fixed assets for the nine months is primarily due to the write-off of capitalized software in the second quarter of 2004. The increase in loss on disposal of fixed assets for the three months primarily relates to the write-off of leasehold improvements at our corporate headquarters during the third quarter of 2005. Legal expenses decreased during the three-month and nine-month periods primarily due to lower Enron-related legal costs, the reimbursement of litigation expenses we incurred in connection with a securities law claim we brought on behalf of certain clients, partly offset by higher insurance recoveries recognized in 2004 related to market timing-related matters. The decrease in minority interest is primarily due to the sale in the fourth quarter of 2004 of a joint venture interest that was consolidated in accordance with FIN 46-R.

Interest

Interest expense is incurred on Alliance Capital’s borrowings. Interest expense for the three months and nine months ended September 30, 2005 was essentially unchanged from the three months and nine months ended September 30, 2004.

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

The increase in the effective income tax rate for the three and nine months ended September 30, 2005 as compared to the three and nine months ended September 30, 2004, resulted primarily from higher taxable income in our foreign subsidiaries and the gain on the sale of our Indian mutual funds.

In this Form 10-Q, we provide earnings guidance for the fourth quarter of 2005, describe the assumptions underlying such guidance, and identify factors that could cause actual earnings to differ from the guidance we provide. See Earnings Guidance and FORWARD-LOOKING STATEMENTS.

CAPITAL RESOURCES AND LIQUIDITY

The following table identifies selected items relating to capital resources and liquidity:

	Nine Months Ended September 30,
	2005	2004	% Change
	(in millions)
Cash flow from operations	$452.3	$613.5	(26.3)%
Proceeds from exercise of options	30.8	37.6	(18.1)
Capital expenditures	(59.7)	(33.8)	76.6
Purchases of Alliance Holding Units	(6.5)	(37.9)	(82.8)
Distributions paid	(588.9)	(231.9)	n/m

Alliance Capital’s partners’ capital was $4,230.8 million as of September 30, 2005, an increase of $29.7 million (or 0.7%) from $4,201.1 million as of June 30, 2005, and an increase of $47.1 million (or 1.1%) from $4,183.7 million as of December 31, 2004. The increases for these periods are primarily due to comprehensive income for the three and nine months ended September 30, 2005, the additional investment by Alliance Holding with proceeds from the exercises of compensatory options to acquire Alliance Holding Units, and amortization of deferred compensation expense, partly offset by cash distributions to unitholders and net purchases of Alliance Holding Units to fund obligations under deferred compensation plans.

Alliance Capital is required to distribute all of its Available Cash Flow, as defined in the Alliance Capital Partnership Agreement, to its unitholders. See Note 2 of our condensed consolidated financial statements contained in Item 1 of this Form 10-Q for a description of Available Cash Flow. No distribution was paid in the first quarter of 2004 due to the $330 million in charges taken during the second half of 2003.  See Note 5 of our condensed consolidated financial statements contained in Item 1 of this Form 10-Q for a discussion of these charges.  As a result of the charges, the fourth quarter 2003 distribution, payable in the first quarter of 2004, was suspended. Commencing in the second quarter of 2004, quarterly distributions returned to traditional levels relative to cash flow.

Cash and cash equivalents of $886.3 million as of September 30, 2005 decreased $175.2 million from $1,061.5 million as of December 31, 2004. Cash inflows are primarily provided from operations and from the additional investment in Alliance Capital by Alliance Holding with proceeds from exercises of compensatory options for Alliance Holding Units. Significant cash outflows are cash distributions paid to unitholders, purchases of Alliance Holding Units to fund deferred compensation plans, and capital expenditures.

Contingent Deferred Sales Charge

Our mutual fund distribution system (the “System”) includes a multi-class share structure that permits our open-end mutual funds to offer investors various options for the purchase of mutual fund shares, including both front-end load shares and back-end load shares. For front-end load shares, ABIRM pays sales commissions to the financial intermediaries distributing the funds from the conventional front-end sales charge it receives from investors at the time of sale. For back-end load shares, ABIRM pays sales commissions to the financial intermediaries at the time of sale and also receives higher ongoing distribution services fees from the mutual funds. In addition, investors who redeem before the expiration of the minimum holding period (which ranges from one year to four years) pay a CDSC to ABIRM. We expect to recover deferred sales commissions over periods not exceeding five and one-half years. Payments of sales commissions made by ABIRM to financial intermediaries in connection with the sale of back-end load shares under the System, net of CDSC received of $16.5 million and $26.1 million, respectively, totaled approximately $52.8 million and $31.9 million during the nine months ended September 30, 2005 and 2004, respectively.

Debt and Credit Facilities

Total available credit, debt outstanding and weighted average interest rates as of September 30, 2005 and 2004 were as follows:

	September 30,
	2005			2004
	Credit Available	Debt Outstanding	Interest Rate	Credit Available	Debt Outstanding	Interest Rate
	(in millions)

Senior Notes	$600.0	$399.6	5.6%	$600.0	$399.1	5.6%
Commercial paper	425.0	—	—	425.0	—	—
Revolving credit facility	375.0	—	—	375.0	—	—
Extendible commercial notes	100.0	—	—	100.0	—	—
Other	n/a	7.7	4.0	n/a	7.8	3.5
Total	$1,500.0	$407.3	5.6%	$1,500.0	$406.9	5.6%

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

In September 2002, we entered into an $800 million five-year revolving credit facility with a group of commercial banks and other lenders. Of the $800 million total, $425 million is intended to provide back-up liquidity for our $425 million commercial paper program, with the balance available for general purposes. Under this revolving credit facility, the interest rate, at our option, is a floating rate generally based upon a defined prime rate, a rate related to the London Interbank Offered Rate (LIBOR) or the Federal Funds rate. The revolving credit facility contains covenants which, among other things, require us to meet certain financial ratios. We were in compliance with the covenants as of September 30, 2005.

At September 30, 2005, we maintained a $100 million extendible commercial notes (“ECN”) program as a supplement to our $425 million commercial paper program. ECNs are short-term uncommitted debt instruments that do not require back-up liquidity support.

Our substantial equity base and access to public and private debt, at competitive terms, should provide adequate liquidity for our general business needs.  Management believes that cash flow from operations and the issuance of debt and Alliance Capital Units or Alliance Holding Units will provide us with the financial resources to meet our capital obligations.

Guarantees

In February 2002, Alliance Capital signed a $125 million agreement with a commercial bank, under which we guaranteed certain obligations in the ordinary course of business of SCBL. In the event SCBL is unable to meet those obligations in full when due, Alliance Capital will pay the obligations within three days of being notified of SCBL’s failure to pay.  This agreement is continuous and remains in effect until any such obligation has been paid in full by or on behalf of SCBL. During the third quarter of 2005, we were not required to perform under the agreement and, as of September 30, 2005, had no liability outstanding in connection with the agreement.

Divestitures

See Note 8 of Alliance Capital’s condensed consolidated financial statements contained in Item 1 of this Form 10-Q for a discussion of divestitures.

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

Deferred Sales Commission Asset

Management tests the deferred sales commission asset for impairment quarterly, or monthly when events or changes in circumstances occur that could significantly increase the risk of impairment of the asset. Significant assumptions utilized to estimate the company’s future average assets under management and undiscounted future cash flows from back-end load shares include expected future market levels and redemption rates. Market assumptions are selected using a long-term view of expected average market returns based on historical returns of broad market indices. At September 30, 2005, management used average market return assumptions of 5% for fixed income and 8% for equity to estimate annual market returns. Higher actual average market returns would increase undiscounted future cash flows, while lower actual average market returns would decrease undiscounted future cash flows. Future redemption rate assumptions were determined by reference to actual redemption experience over the five-year, three-year and one-year periods ended September 30, 2005. Based on the actual redemption rates, including increased redemption rates experienced more recently, management used a range of possible annual redemption rates of 22%, 25%, and 27% as of September 30, 2005, calculated as a percentage of the company’s average assets under management represented by back-end load shares. An increase in the actual rate of redemptions would decrease undiscounted future cash flows, while a decrease in the actual rate of redemptions would increase undiscounted future cash flows. These assumptions are reviewed and updated quarterly, or monthly when events or changes in circumstances occur that could significantly increase the risk of impairment of the asset. Estimates of undiscounted future cash flows and the remaining life of the deferred sales commission asset are made from these assumptions and the aggregate undiscounted future cash flows are compared to the recorded value of the deferred sales commission asset. Management considers the results of these analyses performed at various dates. As of September 30, 2005, management determined that the deferred sales commission asset was not impaired. If management determines in the future that the deferred sales commission asset is not recoverable, an impairment condition would exist and a loss would be measured as the amount by which the recorded amount of the asset exceeds its estimated fair value. Estimated fair value is determined using management’s best estimate of future cash flows discounted to a present value amount.

Goodwill

As a result of the adoption of SFAS No. 142, goodwill is tested annually, as of September 30, for impairment. Significant assumptions are required in performing goodwill impairment tests. Such tests include determining whether the estimated fair value of Alliance Capital, the reporting unit, exceeds its book value. There are several methods of estimating Alliance Capital’s fair value, which includes valuation techniques such as market quotations and discounted expected cash flows. In developing estimated fair value using a discounted cash flow valuation technique, business growth rate assumptions are applied over the estimated life of the goodwill asset and the resulting expected cash flows are discounted to arrive at a present value amount that approximates fair value. These assumptions consider all material events that have impacted, or that we believe could potentially impact, future discounted expected cash flows. As of September 30, 2005, the impairment test indicated that goodwill was not impaired. However, future tests may be based upon different assumptions which may or may not result in an impairment of this asset. Any impairment could reduce materially the recorded amount of the goodwill asset with a corresponding charge to our earnings.

Intangible Assets

Acquired intangibles are recognized at fair value and amortized over their estimated useful lives of twenty years. Intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. A present value technique is applied to management’s best estimate of future cash flows to estimate the fair value of intangible assets. Estimated fair value is then compared to the recorded book value to determine whether an impairment is indicated. The estimates used include estimating attrition factors of customer accounts, asset growth rates, direct expenses and fee rates. We choose assumptions based on actual historical trends that may or may not occur in the future. As of September 30, 2005, management believes that intangible assets were not impaired. However, future tests may be based upon different assumptions which may or may not result in an impairment of this asset. Any impairment could reduce materially the recorded amount of intangible assets with a corresponding charge to our earnings.

Loss Contingencies

Management continuously reviews with legal counsel the status of regulatory matters and pending or threatened litigation. We evaluate the likelihood that a loss contingency exists in accordance with SFAS No. 5, which requires a loss contingency to be recorded if it is probable and reasonably estimable as of the date of the financial statements. Based on our evaluation, no contingent losses have been recorded in the nine-month periods ended September 30, 2005 and 2004.

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

The forward-looking statements we make in this Form 10-Q include statements regarding our results of operations, including the expected persisting effect of factors which caused a substantial decline in transaction revenue, estimated earnings guidance for Alliance Capital (and corresponding earnings guidance for Alliance Holding) and related assumptions provided for the remainder of 2005, and an expectation that our margins will rise if client performance objectives are achieved. The persistence of factors affecting transaction revenues, including future increases in the use of electronic trading platforms and reductions in transaction pricing, will depend on competitive factors affecting the market for securities execution services. The earnings guidance is based on a number of assumptions, including the following: continued net inflows of institutional client assets under management due to the expected strong funding of institutional mandates, continued good growth in the private client channel, and annualized capital market returns (in particular the impact on performance-related fees) for equity and fixed income assets of 8% and 5%, respectively, in the fourth quarter of 2005. Before they are funded, institutional mandates do not represent legally binding commitments to fund and, accordingly, the possibility exists that not all mandates will be funded. Continued growth in the institutional and private client channels may be impaired by changes in competitive and securities market conditions and relative performance. Capital market performance is inherently unpredictable and, given its volatility, and the difficulty of predicting client asset inflows and outflows, these earnings estimates should not be relied on as predictions of actual earnings, but should be viewed as estimates based on assumptions, which may or may not be correct. There can be no assurance that we will be able to meet our targets for client returns or that, even if we do, it will result in increased profitability.

In addition, we make forward-looking statements in this Form 10-Q regarding the anticipated revenue (in the form of contingent payments) to be received in connection with the transaction with Federated pursuant to which Federated acquired our cash management services. The effect of this transaction on future earnings, resulting from these contingent payments to be received in future periods, will depend on the amount of net revenue earned by Federated during these periods on assets under management maintained in Federated’s funds by our former cash management clients.

Additionally, we make forward-looking statements in this Form 10-Q regarding our intention to repay our Senior Notes in 2006 with cash flows from operations.  If operations do not provide sufficient cash to make this repayment, we would be required to obtain alternative financing or utilize existing credit facilities. There can be no assurance that such financing will be available or available on acceptable terms which could affect our business, results of operations, or financial condition.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to Alliance Capital’s market risk for the quarterly period ended September 30, 2005.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the third quarter of 2005 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We believe that ongoing testing and remediation have served generally to strengthen such internal control.

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

ALLIANCE CAPITAL MANAGEMENT L.P.

Dated: November 7, 2005	By:	Alliance Capital Management Corporation, General Partner

	By:	/s/ Robert H. Joseph, Jr.
Robert H. Joseph, Jr.
Senior Vice President and Chief Financial Officer