Form 10-Q
period 2006-03-31
ALLIANCEBERNSTEIN L.P.
filed 2006-05-08
CIK 1109448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

The number of units of limited partnership interest outstanding as of March 31, 2006 was 257,523,620.

ALLIANCEBERNSTEIN L.P.

Index to Form 10-Q

Part I

FINANCIAL INFORMATION

Part I

FINANCIAL INFORMATION

Item 1.          Financial Statements

ALLIANCEBERNSTEIN L.P.

AND SUBSIDIARIES

Condensed Consolidated Statements of Financial Condition

(in thousands)

	3/31/06	12/31/05
	(unaudited)
ASSETS
Cash and cash equivalents	$775,955	$654,168
Cash and securities segregated, at market (cost: $1,629,511 and $1,720,295)	1,629,805	1,720,809
Receivables, net:
Brokers and dealers	2,381,840	2,093,461
Brokerage clients	388,722	429,586
Fees, net	442,327	413,198
Investments	580,658	345,045
Furniture, equipment and leasehold improvements, net	244,689	236,309
Goodwill, net	2,876,657	2,876,657
Intangible assets, net	300,150	305,325
Deferred sales commissions, net	200,074	196,637
Other investments	80,335	86,369
Other assets	126,798	132,916
Total assets	$10,028,010	$9,490,480

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Payables:
Brokers and dealers	$1,234,711	$1,057,274
Brokerage clients	3,147,430	2,929,500
AllianceBernstein mutual funds	156,049	140,603
Accounts payable and accrued expenses	298,605	286,449
Accrued compensation and benefits	413,181	357,321
Debt	446,288	407,291
Minority interests in consolidated subsidiaries	11,046	9,368
Total liabilities	5,707,310	5,187,806

Commitments and contingencies (See Note 5)

Partners’ capital	4,320,700	4,302,674
Total liabilities and partners’ capital	$10,028,010	$9,490,480

See Accompanying Notes to Condensed Consolidated Financial Statements.

ALLIANCEBERNSTEIN L.P.

AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(in thousands, except per unit amounts)

(unaudited)

	Three Months Ended
	3/31/06	3/31/05

Revenues:
Investment advisory and services fees	$626,719	$517,428
Distribution revenues	102,830	107,833
Institutional research services	95,767	93,959
Dividend and interest income	55,328	25,082
Investment gains (losses)	26,229	(5,680)
Other revenues	37,005	28,615
Total revenues	943,878	767,237
Less: Interest expense	44,759	16,992
Net revenues	899,119	750,245

Expenses:
Employee compensation and benefits	370,347	285,062
Promotion and servicing:
Distribution plan payments	71,045	91,438
Amortization of deferred sales commissions	26,381	36,548
Other	48,865	47,110
General and administrative	126,607	99,879
Interest on borrowings	7,431	6,272
Amortization of intangible assets	5,175	5,175
	655,851	571,484

Income before income taxes	243,268	178,761

Income taxes	15,695	10,254

Net income	$227,573	$168,507

Net income per unit:
Basic	$0.88	$0.66
Diluted	$0.87	$0.65

See Accompanying Notes to Condensed Consolidated Financial Statements.

ALLIANCEBERNSTEIN L.P.

AND SUBSIDIARIES

Condensed Consolidated Statements of
Changes in Partners’ Capital

and Comprehensive Income

(in thousands)

(unaudited)

	Three Months Ended
	3/31/06	3/31/05

Partners’ capital - beginning of period	$4,302,674	$4,183,698
Comprehensive income:
Net income	227,573	168,507
Other comprehensive income:
Unrealized gain (loss) on investments, net	603	(813)
Foreign currency translation adjustment, net	(2,976)	67
Comprehensive income	225,200	167,761
Capital contributions from General Partner	767	739
Cash distributions to General Partner and unitholders	(290,776)	(230,986)
Purchases of Holding Units to fund deferred compensation plans, net	(16,115)	(6,388)
Issuance of Holding Units in exchange for cash awards made under the Partners Compensation Plan	47,161	—
Compensatory Holding Unit options expense	618	564
Amortization of deferred compensation expense	11,316	14,411
Additional investment by Holding with proceeds from exercise of compensatory options for Holding Units	39,855	16,650
Partners’ capital - end of period	$4,320,700	$4,146,449

See Accompanying Notes to Condensed Consolidated Financial Statements.

ALLIANCEBERNSTEIN L.P.

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended
	3/31/06	3/31/05

Cash flows from operating activities:
Net income	$227,573	$168,507
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred sales commissions	26,381	36,548
Amortization of deferred compensation	19,473	24,077
Depreciation and other amortization	17,846	16,577
Other, net	(22,714)	7,069
Changes in assets and liabilities:
Decrease (increase) in segregated cash and securities	91,004	(201,275)
(Increase) in receivable from brokers and dealers	(288,461)	(147,480)
Decrease in receivable from brokerage clients	40,864	7,716
(Increase) in fees receivable, net	(30,772)	(19,368)
(Increase) in trading investments	(179,534)	(163,192)
(Increase) in deferred sales commissions	(29,816)	(15,671)
Decrease in other investments	8,784	33,168
Decrease (increase) in other assets	5,371	(8,424)
Increase in payable to brokers and dealers	177,550	247,280
Increase (decrease) in payable to brokerage clients	217,930	(2,677)
Increase in payable to AllianceBernstein mutual funds	15,564	56,676
Increase (decrease) in accounts payable and accrued expenses	11,740	(2,699)
Increase in accrued compensation and benefits, less deferred compensation	95,762	40,359
Net cash provided by operating activities	404,545	77,191

Cash flows from investing activities:
Purchases of investments	(32,874)	(1,439)
Proceeds from sales of investments	252	10,614
Additions to furniture, equipment and leasehold improvements	(20,922)	(23,739)
Net cash used in investing activities	(53,544)	(14,564)

Cash flows from financing activities:
Issuance (repayments) of commercial paper, net	38,068	(84)
Cash distributions to General Partner and unitholders	(290,776)	(230,986)
Capital contributions from General Partner	767	739
Additional investment by Holding with proceeds from exercise of compensatory options for Holding Units	39,855	16,650
Purchases of Holding Units to fund deferred compensation plans, net	(16,115)	(6,388)
Net cash used in financing activities	(228,201)	(220,069)

Effect of exchange rate changes on cash and cash equivalents	(1,013)	(1,050)

Net increase (decrease) in cash and cash equivalents	121,787	(158,492)
Cash and cash equivalents as of beginning of period	654,168	1,061,523
Cash and cash equivalents as of end of period	$775,955	$903,031

Non-cash financing activities:
Issuance of Holding Units in exchange for cash awards made under the Partners Compensation Plan	$47,161	$—

See Accompanying Notes to Condensed Consolidated Financial Statements.

ALLIANCEBERNSTEIN L.P.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2006

(unaudited)

The words “we” and “our” refer collectively to AllianceBernstein Holding L.P. (“Holding”) and AllianceBernstein L.P. and its subsidiaries (“AllianceBernstein”), or to their officers and employees. Similarly, the word “company” refers to both Holding and AllianceBernstein. Where the context requires distinguishing between Holding and AllianceBernstein, we identify which of them is being discussed. Cross-references are in bold text.

These statements should be read in conjunction with AllianceBernstein’s audited consolidated financial statements included in AllianceBernstein’s Form 10-K for the year ended December 31, 2005.

1.              Organization and Business Description

AllianceBernstein provides diversified investment management and related services globally to a broad range of clients. Its principal services include:

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

•        Retail Services – servicing individual investors, primarily by means of retail mutual funds sponsored by AllianceBernstein, our subsidiaries or affiliated joint venture companies, sub-advisory relationships in respect of mutual funds sponsored by third parties, separately managed account programs that are sponsored by registered broker-dealers, and other investment vehicles.

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

As of March 31, 2006, AXA, a société anonyme organized under the laws of France and the holding company for an international group of insurance and related financial services companies, AXA Financial, Inc. (an indirect wholly-owned subsidiary of AXA, “AXA Financial”), AXA Equitable Life Insurance Company (a wholly-owned subsidiary of AXA Financial, “AXA Equitable”) and certain subsidiaries of AXA Equitable, collectively referred to as “AXA and its subsidiaries”, owned approximately 1.7% of the issued and outstanding Holding Units.

As of March 31, 2006, the ownership structure of AllianceBernstein, as a percentage of limited partnership interests, was as follows:

AXA and its subsidiaries	59.6%
Holding	32.7
SCB Partners Inc. (a wholly-owned subsidiary of SCB Inc.; formerly known as Sanford C. Bernstein Inc.)	6.3
Other	1.4
100.0%

AllianceBernstein Corporation (an indirect wholly-owned subsidiary of AXA, “General Partner”) is the general partner of both Holding and AllianceBernstein. AllianceBernstein Corporation owns 100,000 general partnership units (which receive quarterly distributions equal to those received by limited partnership units) in Holding and a 1% general partnership interest in AllianceBernstein. Including the general partnership interests in AllianceBernstein and Holding, and their equity interest in Holding, as of March 31, 2006, AXA and its subsidiaries had an approximate 60.6% economic interest in AllianceBernstein.

2.              Summary of Significant Accounting Policies

Basis of Presentation

The interim condensed consolidated financial statements of AllianceBernstein included herein have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the interim results, have been made. The preparation of the condensed consolidated financial statements requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the interim reporting periods. Actual results could differ from those estimates. The December 31, 2005 condensed consolidated statement of financial condition was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

With respect to the unaudited condensed consolidated interim financial information of AllianceBernstein L.P. for the three-month period ended March 31, 2006, included in this quarterly report on Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information.  However, their separate reports dated May 8, 2006 appearing herein, state that they did not audit and they do not express an opinion on that unaudited condensed consolidated interim financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied.  PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended (“Securities Act”) for their report on the unaudited condensed consolidated interim financial information because that report is not a “report” or a “part” of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Securities Act.

Principles of Consolidation

The condensed consolidated financial statements include AllianceBernstein, its majority-owned and/or controlled subsidiaries and company-sponsored mutual funds during their start-up periods. All significant inter-company transactions and balances among the consolidated entities have been eliminated.

The equity method of accounting is used for unconsolidated joint ventures and, in accordance with Emerging Issues Task Force D-46, “Accounting for Limited Partnership Investments”, for investments made primarily to seed limited partnership hedge funds that we sponsor and manage during their start-up periods. The investments are included in “other investments” on the condensed consolidated balance sheets and the related investment income and gains and losses are included in “other revenues” on the condensed consolidated statements of income.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentation. These include the reclassification of $18.7 million of transaction charges revenues from investment advisory and services fees to institutional research services on the condensed consolidated statement of income.

Cash Distributions

AllianceBernstein is required to distribute all of its Available Cash Flow, as defined in the Amended and Restated Agreement of Limited Partnership of AllianceBernstein (“AllianceBernstein Partnership Agreement”), to its unitholders and to the General Partner. Available Cash Flow can be summarized as the cash flow received by AllianceBernstein from operations minus such amounts as the General Partner determines, in its sole discretion, should be retained by AllianceBernstein for use in its business. Cash flow received from operations is computed by the General Partner by determining the sum of:

•        net cash provided by operating activities of AllianceBernstein,

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

On April 26, 2006, the General Partner declared a distribution of $226.3 million, or $0.87 per AllianceBernstein Unit, representing the distribution of Available Cash Flow for the three months ended March 31, 2006. The distribution is payable on May 18, 2006 to holders of record as of May 8, 2006.

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

The Bernstein Transaction was accounted for under the purchase method with the results of Bernstein included in the consolidated financial statements from the acquisition date. The cost of the acquisition was allocated on the basis of the estimated fair value of the assets acquired and the liabilities assumed. Portions of the purchase price were identified as net tangible assets of $0.1 billion and costs assigned to contracts acquired of $0.4 billion. The excess of the purchase price over the fair value of identifiable assets acquired resulted in the recognition of goodwill of approximately $3.0 billion.

In accordance with Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets”, we test goodwill at least annually, as of September 30, for impairment. As of September 30, 2005, the impairment test indicated that goodwill was not impaired. Also, as of March 31, 2006, management believes that goodwill was not impaired.

Intangible Assets, Net

Intangible assets consist of costs assigned to investment management contracts of SCB Inc., less accumulated amortization. In order to determine the fair market value and the remaining useful lives of these investment management contracts, we performed an analysis as of October 2, 2000, the acquisition date, that considered the following factors:

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

•        Discussions with management of SCB Inc. and others to improve our understanding of the nature of the intangible assets; and

•        Reviews of market data and other available information relating to SCB Inc. and the investment management industry.

Intangible assets are being amortized over the estimated useful life of approximately 20 years. The gross carrying amount and accumulated amortization of intangible assets subject to amortization totaled $414.0 million and $113.8 million as of March 31, 2006, respectively. Amortization expense was $5.2 million for each of the three months ended March 31, 2006 and 2005, and estimated annual amortization expense for each of the next five years is approximately $20.7 million. Management tests intangible assets for impairment quarterly, or monthly when events or changes in circumstances occur that could significantly increase the risk of impairment of these assets. As of March 31, 2006, management believes that intangible assets were not impaired.

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

Management tests the deferred sales commission asset for recoverability quarterly, or monthly when events or changes in circumstances occur that could significantly increase the risk of impairment of the asset. Significant assumptions utilized to estimate the company’s future average assets under management and undiscounted future cash flows from back-end load shares include expected future market performance and redemption rates. Estimates of undiscounted future cash flows and the remaining life of the deferred sales commission asset are made from these assumptions and the aggregate undiscounted future cash flows are compared to the recorded value of the deferred sales commission asset. Management considers the results of these analyses performed at various dates. If management determines in the future that an impairment condition exists a loss would be recorded. The amount of the loss would be measured as the amount by which the recorded amount of the asset exceeds its estimated fair value. Estimated fair value is determined using management’s best estimate of future cash flows discounted to a present value amount.

Loss Contingencies

With respect to all significant litigation matters, we conduct a probability assessment of the likelihood of a negative outcome. If we determine the likelihood of a negative outcome is probable, and the amount of the loss can be reasonably estimated, we record an estimated loss for the expected outcome of the litigation as required by Statement of Financial Accounting Standards No. 5 (“SFAS No. 5”), “Accounting for Contingencies”, and Financial Accounting Standards Board (“FASB”) Interpretation No. 14 (“FIN No. 14”), “Reasonable Estimation of the Amount of a Loss – an interpretation of FASB Statement No. 5”. If the likelihood of a negative outcome is reasonably possible and we are able to indicate an estimate of the possible loss or range of loss, we disclose that fact together with the estimate of the possible loss or range of loss. However, it is difficult to predict the outcome or estimate a possible loss or range of loss because litigation is subject to significant uncertainties, particularly when plaintiffs allege substantial or indeterminate damages, or when the litigation is highly complex or broad in scope.

Revenue Recognition

Investment advisory and services base fees, generally calculated as a percentage of assets under management for clients, are recorded as revenue as the related services are performed. Certain investment advisory contracts provide for a performance-based fee, in addition to or in lieu of a base fee, that is calculated as either a percentage of absolute investment results or a percentage of investment results in excess of a stated benchmark over a specified period of time. Performance-based fees are recorded as revenue at the end of each measurement period. Institutional research services revenue consists of brokerage transaction charges received by Sanford C. Bernstein & Co. (“SCB LLC”) and Sanford C. Bernstein Limited (“SCBL”), both wholly-owned subsidiaries of AllianceBernstein, for in-depth research and other services provided to institutional investors. Brokerage transaction charges earned and related expenses are recorded on a trade date basis. Distribution revenues and shareholder servicing fees are accrued as earned.

Compensatory Option Plans

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), (“SFAS No. 123-R”), “Share Based Payment”. SFAS No. 123-R requires that compensation cost related to share-based payments, based on the fair value of the equity instruments issued, be recognized in financial statements. SFAS No. 123-R supercedes APB No. 25 and its related implementation guidance. We adopted SFAS No. 123-R effective January 1, 2006 on the modified prospective method. Prior period amounts have not been restated.

Prior to January 1, 2006, we utilized the fair value method of recording compensation expense, including a straight-line amortization policy, relating to compensatory option awards of Holding Units granted subsequent to 2001, as permitted by Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation”, as amended by Statement of Financial Accounting Standards No. 148 (“SFAS No. 148”), “Accounting for Stock-Based Compensation — Transition and Disclosure”.

Under the fair value method, compensation expense is measured at the grant date based on the estimated fair value of the award (determined using the Black-Scholes option valuation model) and is recognized over the vesting period.

For compensatory option awards granted prior to 2002, we applied the provisions of Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees”, under which compensation expense is recognized only if the market value of the underlying Holding Units exceeds the exercise price at the date of grant. We did not record compensation expense for compensatory option awards made prior to 2002 because those options were granted with exercise prices equal to the market value of the underlying Holding Units on the date of grant. Had we recorded compensation expense for those options based on their market value at grant date under SFAS No. 123, net income for the three months ended March 31, 2005 would have been reduced to the pro forma amounts indicated below (in thousands, except per unit amounts):

SFAS No. 123 pro forma net income:
Net income as reported	$168,507
Add: stock-based compensation expense included in net income, net of tax	532
Deduct: total stock-based compensation expense determined under fair value method for all awards, net of tax	(1,090)
SFAS No. 123 pro forma net income	$167,949

Net income per unit:
Basic net income per unit as reported	$0.66
Basic net income per unit pro forma	$0.65
Diluted net income per unit as reported	$0.65
Diluted net income per unit pro forma	$0.65

Variable Interest Entities

In accordance with FASB Interpretation No. 46 (revised December 2003) (“FIN 46-R”), “Consolidation of Variable Interest Entities”, management periodically reviews its management agreements and its investments in, and other financial arrangements with, certain entities that hold client assets under management to determine the entities that the company is required to consolidate under FIN 46-R. These include certain mutual fund products, hedge funds, structured products, group trusts, and joint ventures.

We derive no benefit from client assets under management of these entities other than investment management fees and cannot utilize those assets in our operations.

As of March 31, 2006, we have significant variable interests in certain structured products and hedge funds with approximately $367.1 million in client assets under management. However, these VIEs do not require consolidation because management has determined that we are not the primary beneficiary. Our maximum exposure to loss in these entities is limited to our nominal investments in, and prospective investment management fees earned from, these entities.

3.              Cash and Securities Segregated Under Federal Regulations and Other Requirements

As of March 31, 2006, $1.6 billion of United States Treasury Bills were segregated in a special reserve bank custody account for the exclusive benefit of brokerage customers of SCB LLC under Rule 15c3-3 of the Securities Exchange Act of 1934, as amended (“Exchange Act”). During the first week of April, 2006, we deposited an additional $0.3 billion in United States Treasury Bills in a special account pursuant to Rule 15c3-3 requirements.

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

	Three Months Ended
	3/31/06	3/31/05
	(in thousands, except per unit amounts)

Net income	$227,573	$168,507

Weighted average units outstanding - basic	256,820	254,196
Dilutive effect of compensatory options	2,295	1,887
Weighted average units outstanding - diluted	259,115	256,083

Basic net income per unit	$0.88	$0.66
Diluted net income per unit	$0.87	$0.65

As of March 31, 2006, there were no out-of-the-money options. As of March 31, 2005, out-of-the-money options to acquire 4,187,000 units were excluded from the diluted net income per unit computation due to their anti-dilutive effect.

5.              Commitments and Contingencies

Deferred Sales Commission Asset

Our mutual fund distribution system (the “System”) includes a multi-class share structure that permits our open-end mutual funds to offer investors various options for the purchase of mutual fund shares, including both front-end load shares and back-end load shares. For front-end load shares of open-end mutual funds we sponsor that are registered as investment companies (“U.S. Funds”) under the Investment Company Act of 1940, as amended (“Investment Company Act”), AllianceBernstein Investments, Inc. (“AllianceBernstein Investments”), a wholly-owned subsidiary of AllianceBernstein, pays sales commissions to financial intermediaries distributing the funds from the front-end sales charge it receives from investors at the time of sale. For back-end load shares, AllianceBernstein Investments pays sales commissions to financial intermediaries at the time of sale and also receives higher ongoing distribution services fees from the mutual funds. In addition, investors who redeem back-end load shares before the expiration of the minimum holding period (which ranges from one year to four years) pay a CDSC to AllianceBernstein Investments.

Payments of sales commissions made by AllianceBernstein Investments to financial intermediaries in connection with the sale of back-end load shares under the System are capitalized as deferred sales commissions (“deferred sales commission asset”) and amortized over periods not exceeding five and one-half years, the period of time during which the deferred sales commission asset is expected to be recovered. CDSC cash recoveries are recorded as reductions of unamortized deferred sales commissions when received. The amount recorded for the net deferred sales commission asset was $200.1 million as of March 31, 2006. Payments of sales commissions made by AllianceBernstein Investments to financial intermediaries in connection with the sale of back-end load shares under the System, net of CDSC received of $6.0 million and $6.1 million, totaled approximately $29.8 million and $15.7 million during the three months ended March 31, 2006 and 2005, respectively.

Management tests the deferred sales commission asset for recoverability quarterly, or monthly when events or changes in circumstances occur that could significantly increase the risk of impairment of the asset. Significant assumptions utilized to estimate the company’s future average assets under management and undiscounted future cash flows from back-end load shares include expected future market levels and redemption rates. Market assumptions are selected using a long-term view of expected average market returns based on historical returns of broad market indices. As of March 31, 2006, management used average market return assumptions of 5% for fixed income and 8% for equity to estimate annual market returns. Higher actual average market returns would increase undiscounted future cash flows, while lower actual average market returns would decrease undiscounted future cash flows. Future redemption rate assumptions ranging from 23% to 26% were determined by reference to actual redemption experience over the five-year, three-year, one-year and current periods ended March 31, 2006, calculated as a percentage of the company’s average assets under management represented by back-end load shares. An increase in the actual rate of redemptions would decrease undiscounted future cash flows, while a decrease in the actual rate of redemptions would increase undiscounted future cash flows. These assumptions are reviewed and updated quarterly, or monthly when events or changes in circumstances occur that could significantly increase the risk of impairment of the asset. Estimates of undiscounted future cash flows and the remaining life of the deferred sales commission asset are made from these assumptions and the aggregate undiscounted future cash flows are compared to the recorded value of the deferred sales commission asset. Management considers the results of these analyses performed at various dates. As of March 31, 2006, management determined that the deferred sales commission asset was not impaired. If management determines in the future that the deferred sales commission asset is not recoverable, an impairment condition would exist and a loss would be measured as the amount by which the recorded amount of the asset exceeds its estimated fair value. Estimated fair value is determined using management’s best estimate of future cash flows discounted to a present value amount.

During the three months ended March 31, 2006, equity markets increased by approximately 4% as measured by the change in the Standard & Poor’s 500 Stock Index and fixed income markets decreased by approximately 1% as measured by the change in the Lehman Brothers’ Aggregate Bond Index. The redemption rate for domestic back-end load shares was approximately 25.6% during the three months ended March 31, 2006. Declines in financial markets or higher redemption levels, or both, as compared to the assumptions used to estimate undiscounted future cash flows, as described above, could result in the impairment of the deferred sales commission asset. Due to the volatility of the capital markets and changes in redemption rates, management is unable to predict whether or when a future impairment of the deferred sales commission asset might occur. Any impairment would reduce materially the recorded amount of the deferred sales commission asset with a corresponding charge to earnings.

Legal Proceedings

With respect to all significant litigation matters, we conduct a probability assessment of the likelihood of a negative outcome. If we determine the likelihood of a negative outcome is probable, and the amount of the loss can be reasonably estimated, we record an estimated loss for the expected outcome of the litigation as required by Statement of Financial Accounting Standards No. 5 (“SFAS No. 5”), “Accounting for Contingencies”, and Financial Accounting Standards Board (“FASB”) Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss – an interpretation of FASB Statement No. 5”. If the likelihood of a negative outcome is reasonably possible and we are able to indicate an estimate of the possible loss or range of loss, we disclose that fact together with the estimate of the possible loss or range of loss. However, it is difficult to predict the outcome or estimate a possible loss or range of loss because litigation is subject to significant uncertainties, particularly when plaintiffs allege substantial or indeterminate damages, or when the litigation is highly complex or broad in scope.

On April 8, 2002, in In re Enron Corporation Securities Litigation, a consolidated complaint (“Enron Complaint”) was filed in the United States District Court for the Southern District of Texas, Houston Division, against numerous defendants, including AllianceBernstein. The principal allegations of the Enron Complaint, as they pertain to AllianceBernstein, are that AllianceBernstein violated Sections 11 and 15 of the Securities Act with respect to a registration statement filed by Enron Corp. (“Enron”) and effective with the SEC on July 18, 2001, which was used to sell $1.9 billion Enron Zero Coupon Convertible Notes due 2021. Plaintiffs allege that the registration statement was materially misleading and that Frank Savage, a director of Enron, signed the registration statement at issue. Plaintiffs further allege that AllianceBernstein was a controlling person of Frank Savage, who was at that time an employee of AllianceBernstein and a director of the General Partner. Plaintiffs therefore assert that AllianceBernstein is itself liable for the allegedly misleading registration statement. Plaintiffs seek rescission or a rescissionary measure of damages. On June 3, 2002, AllianceBernstein moved to dismiss the Enron Complaint as the allegations therein pertain to it. On March 12, 2003, that motion was denied. A First Amended Consolidated Complaint (“Enron Amended Consolidated Complaint”), with substantially similar allegations as to AllianceBernstein, was filed on May 14, 2003. AllianceBernstein filed its answer on June 13, 2003. On May 28, 2003, plaintiffs filed an Amended Motion for Class Certification. On October 23, 2003, following the completion of class discovery, AllianceBernstein filed its opposition to class certification. On April 12, 2006, AllianceBernstein moved for summary judgment dismissing the Enron Amended Consolidated Complaint as the allegations therein pertain to AllianceBernstein. Each of these motions is pending.

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

On October 1, 2003, a class action complaint entitled Erb, et al. v. Alliance Capital Management L.P. (“Erb Complaint”) was filed in the Circuit Court of St. Clair County, Illinois, against AllianceBernstein. The plaintiff, purportedly a shareholder in the AllianceBernstein Premier Growth Fund (now known as the AllianceBernstein Large Cap Growth Fund, “Large Cap Growth Fund”) Large Cap Growth Fund, alleged that AllianceBernstein breached unidentified provisions of Large Cap Growth Fund’s prospectus and subscription and confirmation agreements that allegedly required that every security bought for Large Cap Growth Fund’s portfolio must be a “1-rated” stock, the highest rating that AllianceBernstein’s research analysts could assign. On June 24, 2004, plaintiff filed an amended complaint (“Amended Erb Complaint”) in the Circuit Court of St. Clair County, Illinois. The Amended Erb Complaint allegations are substantially similar to those contained in the previous complaint, however, the Amended Erb Complaint adds a new plaintiff and seeks to allege claims on behalf of a purported class of persons or entities holding an interest in any portfolio managed by AllianceBernstein’s Large Cap Growth Team. The Amended Erb Complaint alleges that AllianceBernstein breached its contracts with these persons or entities by impermissibly purchasing shares of stocks that were not 1-rated. Plaintiffs seek rescission of all purchases of any non-1-rated stocks AllianceBernstein made for Large Cap Growth Fund and other Large Cap Growth Team clients’ portfolios over the past eight years, as well as an unspecified amount of damages. On September 2, 2005, AllianceBernstein’s appeal was denied. The case was voluntarily dismissed with prejudice on March 21, 2006 pursuant to a settlement agreement.

Market Timing-related Matters

On October 2, 2003, a purported class action complaint entitled Hindo, et al. v. AllianceBernstein Growth & Income Fund, et al. (“Hindo Complaint”) was filed against AllianceBernstein, Holding, the General Partner, AXA Financial, the U.S. Funds, the registrants and issuers of those funds, certain officers of AllianceBernstein (“AllianceBernstein defendants”), and certain unaffiliated defendants, as well as unnamed Doe defendants. The Hindo Complaint was filed in the United States District Court for the Southern District of New York by alleged shareholders of two of the U.S. Funds. The Hindo Complaint alleges that certain of the AllianceBernstein defendants failed to disclose that they improperly allowed certain hedge funds and other unidentified parties to engage in “late trading” and “market timing” of U.S. Fund securities, violating Sections 11 and 15 of the Securities Act, Sections 10(b) and 20(a) of the Exchange Act, and Sections 206 and 215 of the Investment Advisers Act of 1940, as amended (“Advisers Act”). Plaintiffs seek an unspecified amount of compensatory damages and rescission of their contracts with AllianceBernstein, including recovery of all fees paid to AllianceBernstein pursuant to such contracts.

Since October 2, 2003, 43 additional lawsuits making factual allegations generally similar to those in the Hindo Complaint were filed in various federal and state courts against AllianceBernstein and certain other defendants. The plaintiffs in such lawsuits have asserted a variety of theories for recovery including, but not limited to, violations of the Securities Act, the Exchange Act, the Advisers Act, the Investment Company Act, the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), certain state securities laws, and common law. All state court actions against AllianceBernstein either were voluntarily dismissed or removed to federal court. On February 20, 2004, the Judicial Panel on Multidistrict Litigation transferred all actions to the

United States District Court for the District of Maryland.

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

On April 21, 2006, AllianceBernstein and attorneys for the plaintiffs in the mutual fund shareholder claims, mutual fund derivative claims, and ERISA claims entered into a confidential memorandum of understanding (“MOU”) containing their agreement to settle these claims. The agreement will be documented by a stipulation of settlement and will be submitted for court approval at a later date.

As previously disclosed, AllianceBernstein recorded charges of $330 million during the second half of 2003 to cover market timing-related liabilities (including a $250 million restitution fund paid in January 2004 to the SEC out of operating cash flow). We intend to use the market timing-related reserves ($30 million) remaining as of March 31, 2006 to settle these claims in accordance with the terms in the MOU. With this settlement, all of these reserves will have been used.

We intend to vigorously defend against the lawsuit involving derivative claims brought on behalf of Holding. At the present time, we are unable to predict the outcome or estimate a possible loss or range of loss in respect of this matter because of the inherent uncertainty regarding the outcome of complex litigation, and the fact that the plaintiffs did not specify an amount of damages sought in their complaint.

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

On August 30, 2005, the WV Securities Commissioner signed a Summary Order to Cease and Desist, and Notice of Right to Hearing (“Summary Order”)  addressed to AllianceBernstein and Holding. The Summary Order claims that AllianceBernstein and Holding violated the West Virginia Uniform Securities Act and makes factual allegations generally similar to those in the SEC Order and NYAG AoD. On January 26, 2006, AllianceBernstein, Holding, and various unaffiliated respondents filed a Petition for Writ of Prohibition and Order Suspending Proceedings in West Virginia state court seeking to vacate the Summary Order and for other relief. On April 12, 2006, respondents’ petition was denied. On May 4, 2006, respondents appealed the court’s determination.

We intend to vigorously defend against the allegations in the WVAG Complaint and the Summary Order. At the present time, we are unable to predict the outcome or estimate a possible loss or range of loss in respect of these matters because of the inherent uncertainty regarding the outcome of complex litigation, the fact that plaintiffs did not specify an amount of damages sought in their complaint, and the fact that, to date, we have not engaged in settlement negotiations.

Revenue Sharing-related Matters

On June 22, 2004, a purported class action complaint entitled Aucoin, et al. v. Alliance Capital Management L.P., et al. (“Aucoin Complaint”) was filed against AllianceBernstein, Holding, the General Partner, AXA Financial, AllianceBernstein Investments, certain current and former directors of the U.S. Funds, and unnamed Doe defendants. The Aucoin Complaint names the U.S. Funds as nominal defendants. The Aucoin Complaint was filed in the United States District Court for the Southern District of New York by alleged shareholders of the AllianceBernstein Growth & Income Fund. The Aucoin Complaint alleges, among other things, (i) that certain of the defendants improperly authorized the payment of excessive commissions and other fees from U.S. Fund assets to broker-dealers in exchange for preferential marketing services, (ii) that certain of the defendants misrepresented and omitted from registration statements and other reports material facts concerning such payments, and (iii) that certain defendants caused such conduct as control persons of other defendants. The Aucoin Complaint asserts claims for violation of Sections 34(b), 36(b) and 48(a) of the Investment Company Act, Sections 206 and 215 of the Advisers Act, breach of common law fiduciary duties, and aiding and abetting breaches of common law fiduciary duties. Plaintiffs seek an unspecified amount of compensatory damages and punitive damages, rescission of their contracts with AllianceBernstein, including recovery of all fees paid to AllianceBernstein pursuant to such contracts, an accounting of all U.S. Fund-related fees, commissions and soft dollar payments, and restitution of all unlawfully or discriminatorily obtained fees and expenses.

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

On February 2, 2005, plaintiffs filed a consolidated amended class action complaint (“Aucoin Consolidated Amended Complaint”), which asserts claims substantially similar to the Aucoin Complaint and the nine additional lawsuits referenced above. On October 19, 2005, the District Court dismissed each of the claims set forth in the Aucoin Consolidated Amended Complaint, except for plaintiffs’ claim under Section 36(b) of the Investment Company Act. On January 11, 2006, the District Court granted defendants’ motion for reconsideration and dismissed the remaining Section 36(b) claim. Plaintiffs have moved for leave to amend their consolidated complaint.

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

We maintain a qualified, noncontributory, defined benefit retirement plan (“Retirement Plan”) covering current and former employees who were employed in the United States prior to October 2, 2000. Benefits are based on years of credited service, average final base salary and primary Social Security benefits. Our policy is to satisfy our funding obligation for each year in an amount not less than the minimum required by ERISA and not greater than the maximum amount that can be deducted for federal income tax purposes.

We contributed $4.3 million to the Retirement Plan in April 2006. Contribution estimates, which are subject to change, are based on regulatory requirements, future market conditions and assumptions used for actuarial computations of the Retirement Plan’s obligations and assets. Management, at the present time, is unable to determine the amount, if any, of additional future contributions that may be required.

Net expense under the retirement plan was comprised of:

	Three Months Ended
	3/31/06	3/31/05
	(in thousands)

Service cost	$1,127	$1,159
Interest cost on projected benefit obligations	1,167	1,143
Expected return on plan assets	(948)	(800)
Amortization of prior service (credit)	(15)	(15)
Amortization of transition (asset)	(36)	(36)
Recognized actuarial loss	99	162
Net pension charge	$1,394	$1,613

7.              Income Taxes

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

In order to preserve AllianceBernstein’s status as a private partnership for federal income tax purposes, AllianceBernstein Units must not be treated as publicly traded. The AllianceBernstein Partnership Agreement provides that all transfers of AllianceBernstein Units must be approved by AXA Equitable and the General Partner; AXA Equitable and the General Partner approve only those transfers permitted pursuant to one or more of the safe harbors contained in relevant treasury regulations. If such units were considered readily tradable, AllianceBernstein’s net income would be subject to federal and state corporate income tax. Furthermore, should AllianceBernstein enter into a substantial new line of business, Holding, by virtue of its ownership of AllianceBernstein, would lose its status as a grandfathered publicly traded partnership and be subject to corporate income tax which would reduce materially Holding’s net income and its quarterly distributions to Holding Unitholders.

8.              Dispositions

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

The total sales price (much of which is contingent) is estimated to be approximately $103.0 million, which is composed of three parts: (1) an initial cash payment of $25.0 million, which was received in the second quarter of 2005, (2) annual contingent purchase price payments payable over the next five years, which we estimate will total $68.0 million, and (3) a final contingent $10.0 million payment, which is based on comparing revenues generated by applicable assets during the fifth year following the closing of the transaction to the revenues generated by those assets during a specified period prior to the closing of the transaction.

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

During 2005, we recorded a $11.4 million net gain from this transaction in Other Revenues, Net in the consolidated statement of income. The gain consisted of the initial cash payment of $25.0 million received from Federated, offset by a gain contingency of $7.5 million and approximately $6.1 million of transaction expenses. In addition, $8.1 million of contingent payments were earned during 2005, which are also included in Other Revenues, Net in the consolidated statement of income. The gain contingency is a “clawback” provision that requires us to pay Federated up to $7.5 million if average daily transferred assets for the six-month period ended June 29, 2006 fall below a certain percentage of initial assets transferred at closing. Based on information currently available, we consider it unlikely that we will be required to make a payment under the clawback provision.

In the first quarter of 2006, $3.5 million of contingent payments were earned.

9.              Compensatory Unit Award and Option Plans

In 1988, Holding established an employee unit option plan (the “Unit Option Plan”), under which options to acquire Holding Units were granted to certain key employees. Options were granted for terms of up to ten years and each option had an exercise price of not less than the fair market value of Holding Units on the date of grant. Options became exercisable at a rate of 20% of the Holding Units subject to such options on each of the first five anniversary dates of the date of grant. No options have been granted under the Unit Option Plan since it expired in 1999.

In 1993, Holding established the 1993 Unit Option Plan (“1993 Plan”), under which options to acquire Holding Units were granted to key employees and independent directors of the General Partner for terms of up to ten years. Each option had an exercise price of not less than the fair market value of Holding Units on the date of grant. Options become exercisable at a rate of 20% of the Holding Units subject to such options on each of the first five anniversary dates of the date of grant. No options or other awards (see Century Club Plan below) have been granted under the 1993 Plan since it expired in 2003.

In 1997, Holding established the 1997 Long-Term Incentive Plan (“1997 Plan”), under which options to acquire Holding Units, restricted Holding Units and phantom restricted Holding Units, performance awards, and other Holding Unit-based awards may be granted to key employees and independent directors of the General Partner for terms established at the time of grant (generally ten years). Options granted to employees generally become exercisable at a rate of 20% of the Holding Units subject to such options on each of the first five anniversary dates of the date of grant; options granted to independent directors generally become exercisable at a rate of 33.3% of the Holding Units subject to such options on each of the first three anniversary dates of the date of grant. The aggregate number of Holding Units that can be the subject of options granted or that can be awarded under the 1997 Plan may not exceed 41,000,000 Holding Units. As of March 31, 2006, options to acquire 10,813,904 Holding Units, net of forfeitures, had been granted and 1,035,810 Holding Units, net of forfeitures, were subject to other unit awards made under the 1997 Plan (see below). Holding Unit-based awards (including options) in respect of 29,150,286 Holding Units were available for grant as of March 31, 2006.

During the first quarter of 2006 and 2005, no options were granted.

The following table summarizes the activity in options under our various option plans:

	Holding Units	Weighted Average Exercise Price Per Holding Unit

Outstanding as of December 31, 2005	7,450,204	$40.45
Granted	—	$—
Exercised	(1,028,050)	$38.36
Forfeited	(46,300)	$38.53
Outstanding as of March 31, 2006	6,375,854	$40.80
Exercisable as of March 31, 2006	5,343,050

The following table summarizes information concerning outstanding and exercisable options as of March 31, 2006:

			Options Outstanding			Options Exercisable
Range of Exercise Prices:			Number Outstanding as of 3/31/06	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable as of 3/31/06	Weighted Average Exercise Price

$12.56	-	$18.47	451,900	1.45	$16.95	451,900	$16.95
25.63	-	30.25	1,006,000	3.29	28.56	1,002,000	28.57
32.52	-	48.50	2,478,404	5.79	39.24	1,746,200	41.59
50.15	-	50.56	1,332,550	5.67	50.26	1,039,950	50.26
51.10	-	58.50	1,107,000	4.71	53.78	1,103,000	53.78
$12.56	-	$58.50	6,375,854	4.87	$40.80	5,343,050	$41.27

The following table summarizes the activity of unvested options during the first quarter of 2006:

	Holding Units	Weighted Average Exercise Price Per Holding Unit

Unvested as of December 31, 2005	1,083,504	$38.47
Granted	—	$—
Vested	(4,400)	$56.61
Forfeited	(46,300)	$38.53
Unvested as of March 31, 2006	1,032,804	$38.39

The total fair value of shares vested during the quarter ended March 31, 2006 was $0.2 million.

Under the fair value method, compensation expense is measured at the grant date based on the estimated fair value of the options awarded (determined using the Black-Scholes option valuation model) and is recognized over the vesting period. We recorded compensation expense of $0.6 million for the quarters ended March 31, 2006 and 2005, respectively, relating to the option plans. As of March 31, 2006, there was $3.4 million of compensation cost related to unvested share-based compensation arrangements granted under the option plans for unvested awards not yet recognized. That cost is expected to be recognized over a weighted average period of 1.43 years.

Other Unit Awards

Restricted Units

In May 2005, restricted Holding Units (“Restricted Units”) were first awarded to the independent directors of the General Partner, and we expect such grants to occur annually. The Restricted Units give the directors, in most instances, all the rights of other Holding Unitholders subject to such restrictions on transfer as the Board of Directors may impose. No Restricted Units were awarded in the first quarter of 2006. All of the Restricted Units vest on the third anniversary of grant date or immediately upon leaving the Board. As of March 31, 2006, 1,322 Restricted Units, net of distributions made upon retirement of two directors, were outstanding. We recorded compensation expense of $29 thousand in the first quarter of 2006 related to Restricted Units.

Century Club Plan

In 1993, Holding established the Century Club Plan, under which employees whose primary responsibilities are to assist in the distribution of company-sponsored mutual funds and who meet certain sales targets are eligible to receive an award of Holding Units. Awards vest ratably over three years and are amortized as employee compensation expense. In the first quarter of 2006, awards totaling 36,020 Holding Units, with a market value on the date of award of approximately $2.3 million, were granted under the Century Club Plan.

The following table summarizes the activity of unvested Century Club units during the first quarter of 2006:

Holding Units

Unvested as of December 31, 2005	53,250
Granted	36,020
Vested	(25,855)
Forfeited	(184)
Unvested as of March 31, 2006	63,231

We recorded compensation expense of $0.2 million for the quarters ended March 31, 2006 and March 31, 2005, respectively, relating to the Century Club Plan. As of March 31, 2006, there was $3.4 million of compensation cost related to unvested share-based compensation arrangements granted under the Plan not yet recognized. That cost is expected to be recognized over a weighted average period of 2.34 years.

Pre-1999 Partners Compensation Plan Conversion

We maintain an unfunded, non-qualified deferred compensation plan known as the Amended and Restated Alliance Partners Compensation Plan (the “Partners Compensation Plan”), under which awards may be granted to eligible employees. Liabilities for outstanding cash awards granted from 1995 through 1998 increased or decreased in accordance with a formula based on our earnings growth rate through December 31, 2005. Effective January 1, 2006, participant account balances were notionally invested in Holding Units, or a money market fund, or a combination of both, at the election of the participant, and are no longer subject to the earnings-based formula. As a result, Holding issued 834,864 Holding Units in January 2006, with a market value on that date of approximately $47.2 million.

Report of Independent Registered Public Accounting Firm

To the General Partner and Unitholders

AllianceBernstein L.P.

We have reviewed the accompanying condensed consolidated statement of financial condition of AllianceBernstein L.P. and its subsidiaries as of March 31, 2006, and the related condensed consolidated statements of income, changes in partners’ capital and comprehensive income and cash flows for the three-month period ended March 31, 2006. These condensed consolidated interim financial statements are the responsibility of the management of AllianceBernstein Corporation, the General Partner.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

/s/ PricewaterhouseCoopers LLP
New York, New York
May 8, 2006

Report of Independent Registered Public Accounting Firm

The General Partner and Unitholders

AllianceBernstein L.P.

We have reviewed the condensed consolidated statement of financial condition of AllianceBernstein L.P., formerly known as Alliance Capital Management L.P., (“AllianceBernstein”) as of March 31, 2005, and the related condensed consolidated statements of income, changes in partners’ capital and comprehensive income and cash flows for the three-month period ended March 31, 2005. These condensed consolidated financial statements are the responsibility of the management of AllianceBernstein Corporation, formerly known as Alliance Capital Management Corporation, the General Partner.

We conducted our review in accordance with standards of the Public Company Accounting Oversight Board (United States).  A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
New York, New York
May 5, 2005

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

During the first quarter of 2006, equity capital markets were strong, with global and international equity markets performing particularly well. In general, our investment performance versus benchmarks was varied but in the aggregate good. Global and international value, and small-cap, mid-cap and emerging markets growth equities exhibited strong performance. U.S. equity returns, although positive in small-cap and mid-cap services, trailed their benchmarks. Our U.S. strategic value and large-cap growth institutional composites underperformed for the quarter by nearly 200 basis points. Although rising interest rates dampened fixed income relative returns, performance nonetheless was favorable in almost all key services. Our longer-term performance versus benchmarks remains excellent.

Continued growth in our Institutional Investments Services channel was due to strong net inflows into global and international services. Inflows also remain well diversified geographically. Furthermore, our outlook for organic growth remains favorable as the pipeline of unfunded mandates is very strong. Our style blend services accounted for approximately one-third of new mandates.

Our Retail Services channel experienced positive net flows for the third consecutive quarter, with Luxembourg showing record fund sales. Our U.S. Funds experienced positive inflows for the first time since the first quarter of 2002. In addition, our separately managed account business continues to strengthen. Lastly, our Wealth Strategies Services reached nearly $6.0 billion in assets under management.

Growth in our Private Client Services channel was particularly robust with strong net inflows. Our current U.K expansion plans remain on track for the second half of 2006. During the first quarter of 2006, we increased the number of financial advisors by 23% to 270.

Institutional Research Services experienced double-digit revenue growth in both the U.S. and U.K., without the effect of a reclassification (see Net Revenues below for a description of the reclassification), driven by higher market share and volume, despite continued industry-wide pricing declines. Record market share resulted from our research quality, the success of our algorithmic trading platform in the U.S. and record daily trading volume. Revenue growth remained strong in our London-based research unit, as client acceptance of our research services continued. Three new analysts in our European research team launched coverage of media, biotech and medical devices, and beverages/spirits, respectively, while in the U.S. we launched coverage of specialty pharmaceuticals.

Our financial results were solid for the quarter. Revenues increased 20%, our operating margin expanded by more than three percentage points, and net income rose by 35%, as compared to the first quarter of 2005. We achieved these results despite unusually high legal expenses of approximately $0.04 per unit as we continued to take action to resolve outstanding litigation and made considerable progress.

Assets Under Management

Effective January 1, 2006, we transferred certain client accounts to different distribution channels due to changes in how we service these accounts, which are reflected as transfers in the tables below.

Assets under management by distribution channel were as follows (in billions):

	As of March 31,
	2006	2005	$ Change	% Change

Institutional Investments	$389.9	$311.3	$78.6	25.3%
Retail	145.9	157.5	(11.6)	(7.4)
Private Client	81.8	65.1	16.7	25.6
Total	$617.6	$533.9	$83.7	15.7%

Assets under management by investment service were as follows (in billions):

	As of March 31,
	2006	2005	$ Change	% Change
Growth Equity:
U.S.	$83.4	$73.6	$9.8	13.3%
Global & international	76.0	44.5	31.5	70.7
	159.4	118.1	41.3	34.9
Value Equity:
U.S.	110.4	101.8	8.6	8.4
Global & international	152.6	93.3	59.3	63.5
	263.0	195.1	67.9	34.8
Fixed Income:
U.S.	105.5	141.6	(36.1)	(25.5)
Global & international	58.9	50.3	8.6	17.2
	164.4	191.9	(27.5)	(14.3)
Index/Structured:
U.S.	25.7	23.4	2.3	10.3
Global & international	5.1	5.4	(0.3)	(7.0)
	30.8	28.8	2.0	7.0
Total:
U.S.	325.0	340.4	(15.4)	(4.5)
Global & international	292.6	193.5	99.1	51.2
Total	$617.6	$533.9	$83.7	15.7%

Changes in assets under management for the three-month period ended March 31, 2006 were as follows (in billions):

	Distribution Channel				Investment Service
	Institutional Investment	Retail	Private Client	Total	Growth Equity	Value Equity	Fixed Income	Index/ Structured	Total

Balance as of January 1, 2006	$358.6	$145.1	$74.9	$578.6	$146.2	$238.2	$164.1	$30.1	$578.6
Long-term flows:
Sales/new accounts	11.2	11.2	3.9	26.3	10.4	11.0	4.7	0.2	26.3
Redemptions/terminations	(2.4)	(7.4)	(0.7)	(10.5)	(4.2)	(3.2)	(3.0)	(0.1)	(10.5)
Cash flow/unreinvested dividends	(3.3)	—	(0.5)	(3.8)	(0.4)	(2.4)	(0.1)	(0.9)	(3.8)
Net long-term inflows (outflows)	5.5	3.8	2.7	12.0	5.8	5.4	1.6	(0.8)	12.0
Transfers	7.9	(9.2)	1.3	—	—	—	—	—	—
Market appreciation (depreciation)	17.9	6.2	2.9	27.0	7.4	19.4	(1.3)	1.5	27.0
Net change	31.3	0.8	6.9	39.0	13.2	24.8	0.3	0.7	39.0
Balance as of March 31, 2006	$389.9	$145.9	$81.8	$617.6	$159.4	$263.0	$164.4	$30.8	$617.6

Changes in assets under management for the twelve-month period ended March 31, 2006 were as follows (in billions):

	Distribution Channel				Investment Service
	Institutional Investment	Retail	Private Client	Total	Growth Equity	Value Equity	Fixed Income	Index/ Structured	Total

Balance as of April 1, 2005	$311.3	$157.5	$65.1	$533.9	$118.1	$195.1	$191.9	$28.8	$533.9
Long-term flows:
Sales/new accounts	41.1	34.8	11.8	87.7	31.5	37.3	18.7	0.2	87.7
Redemptions/terminations	(17.2)	(28.5)	(2.9)	(48.6)	(16.8)	(11.8)	(17.8)	(2.2)	(48.6)
Cash flow/unreinvested dividends	(2.4)	(1.1)	(1.8)	(5.3)	(2.7)	(1.2)	(1.5)	0.1	(5.3)
Net long-term inflows (outflows)	21.5	5.2	7.1	33.8	12.0	24.3	(0.6)	(1.9)	33.8
Dispositions	(1.4)	(26.6)	(0.4)	(28.4)	(1.2)	—	(27.2)	—	(28.4)
Transfers	8.5	(9.2)	0.7	—	—	—	—	—	—
Market appreciation	50.0	19.0	9.3	78.3	30.5	43.6	0.3	3.9	78.3
Net change	78.6	(11.6)	16.7	83.7	41.3	67.9	(27.5)	2.0	83.7
Balance as of March 31, 2006	$389.9	$145.9	$81.8	$617.6	$159.4	$263.0	$164.4	$30.8	$617.6

Average assets under management by distribution channel and investment service were as follows (in billions):

	Three Months Ended
	3/31/06	3/31/05	$ Change	% Change

Distribution Channel:
Institutional Investment	$379.3	$311.8	$67.5	21.6%
Retail	144.4	161.3	(16.9)	(10.5)
Private Client	79.0	64.5	14.5	22.5
Total	$602.7	$537.6	$65.1	12.1%

	Three Months Ended
	3/31/06	3/31/05	$ Change	% Change

Investment Service:
Growth Equity	$154.7	$120.4	$34.3	28.4%
Value Equity	252.4	194.2	58.2	29.9
Fixed Income	164.9	193.6	(28.7)	(14.8)
Index/Structured	30.7	29.4	1.3	4.6
Total	$602.7	$537.6	$65.1	12.1%

Consolidated Results of Operations

	Three Months Ended
	3/31/06	3/31/05	$ Change	% Change
	(in millions, except per unit amounts)

Net revenues	$899.1	$750.2	$148.9	19.8%
Expenses	655.8	571.4	84.4	14.8
Income before income taxes	243.3	178.8	64.5	36.1
Income taxes	15.7	10.3	5.4	53.1
Net income	$227.6	$168.5	$59.1	35.1%

Diluted net income per unit	$0.87	$0.65	$0.22	33.8%

Distributions per unit	$0.87	$0.63	$0.24	38.1%

Pre-tax margin (1)	27.1%	23.8%

(1)Income before income taxes as a percentage of total revenues.

Net income for the three months ended March 31, 2006 increased 35.1% from the three months ended March 31, 2005. This increase was primarily due to higher investment advisory and services fee revenues, mark-to-market gains on investments related to deferred compensation plan obligations, and lower promotion and servicing expenses, partially offset by higher employee compensation and benefits expenses and higher general and administrative expenses.

Net Revenues

The following table summarizes the components of total net revenues (in millions):

	Three Months Ended
	3/31/06	3/31/05	$ Change	% Change

Investment advisory and services fees:
Institutional Investment:
Base fees	$251.9	$187.0	$64.9	34.7%
Performance fees	13.4	6.7	6.7	99.7
	265.3	193.7	71.6	37.0
Retail:
Base fees	186.6	182.4	4.2	2.3
Performance fees	(0.1)	0.1	(0.2)	n/m
	186.5	182.5	4.0	2.2
Private Client:
Base fees	175.4	140.2	35.2	25.1
Performance fees	(0.5)	1.0	(1.5)	n/m
	174.9	141.2	33.7	23.9
Total:
Base fees	613.9	509.6	104.3	20.5
Performance fees	12.8	7.8	5.0	63.1
	626.7	517.4	109.3	21.1

Distribution revenues	102.8	107.8	(5.0)	(4.6)
Institutional research services	95.8	94.0	1.8	1.9
Investment gains (losses)	26.2	(5.7)	31.9	n/m
Other revenues, net	47.6	36.7	10.9	29.6
Total	$899.1	$750.2	$148.9	19.8%

Investment Advisory and Services Fees

Investment advisory and services fees, the largest component of our revenues, include base fees, which are generally calculated as a percentage of the value of assets under management and vary with the type of investment strategy and discipline, the size of account, and the total amount of assets we manage for a particular client. Accordingly, fee income generally increases or decreases as average assets under management increase or decrease and is therefore affected by market appreciation or depreciation, the addition of new client accounts or client contributions of additional assets to existing accounts, withdrawals of assets from and termination of client accounts, purchases and redemptions of mutual fund shares, and shifts of assets between accounts or products with different fee structures.

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

Brokerage transaction charges earned by SCB LLC for certain private client and institutional investment client transactions previously recorded as investment advisory and services fees are now recorded as institutional research services revenue. Prior period amounts have been reclassified to conform to current period’s presentation.

For the three months ended March 31, 2006, our investment advisory and services fees increased 21.1% from the first quarter of 2005, primarily due to a 12.1% increase in average assets under management resulting from market appreciation and net asset inflows. Performance fees aggregated $12.8 million and $7.8 million for the three months ended March 31, 2006 and 2005, respectively.

Institutional investment advisory and services fees for the three months ended March 31, 2006 increased $71.6 million, or 37.0%, from the three months ended March 31, 2005, primarily as a result of a 25.3% increase in assets under management and favorable mix, reflecting a 58.4% increase in global and international assets under management where base-fee rates are generally higher than domestic rates.

Retail investment advisory and services fees for the three months ended March 31, 2006 increased by $4.0 million, or 2.2%, from the three months ended March 31, 2005, reflecting a 29.0% increase in global and international average assets under management, partially offset by the impact of the disposition of cash management services during the second quarter of 2005.

Private client investment advisory and services fees for the three months ended March 31, 2006 increased by $33.7 million, or 23.9%, from the three months ended March 31, 2005, primarily as a result of a 17.1% increase in billable assets under management and a change in our base-fee schedule during the first half of 2005.

Distribution Revenues

AllianceBernstein Investments acts as distributor of company-sponsored mutual funds and receives distribution services fees from certain of those funds as partial reimbursement of the distribution expenses it incurs. Distribution revenues for the three months ended March 31, 2006 decreased $5.0 million, or 4.6%, compared to the three months ended March 31, 2005, principally due to the transfer of cash management services during the second quarter of 2005, partially offset by higher non-U.S. revenues.

Institutional Research Services

Institutional research services revenue consists principally of brokerage transaction charges received for providing in-depth research and other services to institutional investors. Beginning January 1, 2006, we report all revenues earned by SCB LLC from brokerage transactions executed for certain private clients and institutional investment clients of AllianceBernstein as institutional research revenues rather than as investment advisory and services fees. For the three months ended March 31, 2005, we reclassified $18.7 million to conform with this approach (“Reclassification”).

Revenues from institutional research services for the three months ended March 31, 2006 reflect, without the effect of the Reclassification, an increase of 26.4%, or $19.8 million, from the three months ended March 31, 2005. The $19.8 million increase was due primarily to an increase in U.S. and Pan-European market share partly offset by lower pricing. The $19.8 million does not reflect the impact of the Reclassification, which produced brokerage transaction charges of $0.7 million earned by SCB LLC in the first quarter of 2006, compared to brokerage transaction charges of $18.7 million earned by SCB LLC in the first quarter of 2005.

Recent declines in commission rates charged by broker-dealers are likely to continue and may accelerate. Increasing use of electronic trading systems (which permit investors to execute securities transactions at a fraction of typical full-service broker-dealer charges) and pressure exerted by funds and institutional investors are likely to result in continuing, perhaps significant, declines in commission rates, which would, in turn, reduce the revenues generated by our institutional research services unit.

Investment Gains (Losses)

Investment gains (losses), consisting of realized and unrealized gains or losses on investments related to deferred compensation plan obligations and other investments, increased $31.9 million for the three months ended March 31, 2006. The increase was due primarily to strong equity market performance in the first quarter of 2006.

Other Revenues, Net

These revenues consist of investment income, interest income earned on securities loaned to brokers and dealers, net of interest expense incurred on securities borrowed, and fees earned for transfer agency, administration and recordkeeping services provided to our mutual funds and the general accounts of AXA and its subsidiaries. Other revenues for the three months ended March 31, 2006 increased $10.9 million from the three months ended March 31, 2005, principally due to a gain on the exchange of our NYSE membership seat of $4.1 million as a result of the NYSE public offering, and contingent payments earned from the disposition of our cash management services of $3.5 million.

Expenses

The following table summarizes the components of expenses (in millions):

	Three Months Ended
	3/31/06	3/31/05	$ Change	% Change

Employee compensation and benefits	$370.3	$285.0	$85.3	29.9%
Promotion and servicing	146.3	175.1	(28.8)	(16.5)
General and administrative	126.6	99.9	26.7	26.8
Interest	7.4	6.2	1.2	18.5
Amortization of intangible assets	5.2	5.2	—	—
Total	$655.8	$571.4	$84.4	14.8%

Employee Compensation and Benefits

We had 4,410 full-time employees at March 31, 2006 compared to 4,099 at March 31, 2005. Employee compensation and benefits, which represented approximately 56.5% of total expenses in the first quarter of 2006, include base compensation, commissions, fringe benefits, cash and deferred incentive compensation, and other employment costs.

Base compensation, fringe benefits and other employment costs for the three months ended March 31, 2006 increased $17.2 million, or 15.9%, from the three months ended March 31, 2005, primarily as a result of increased headcount, annual merit increases, and higher fringe benefits reflecting increased compensation levels. Incentive compensation increased $42.3 million, or 36.8%, primarily as a result of higher earnings. Commission expense was higher by $25.8 million, or 41.7%, due to higher sales volume across all distribution channels and Institutional Research Services.

Promotion and Servicing

Promotion and servicing expenses, which represented approximately 22.3% of total expenses in the first quarter of 2006, include distribution plan payments to financial intermediaries for distribution of company-sponsored mutual funds and cash management services products and amortization of deferred sales commissions paid to financial intermediaries for the sale of back-end load shares. See Capital Resources and Liquidity in this Item 2 and Note 5 of AllianceBernstein’s condensed consolidated financial statements contained in Item 1 of this Form 10-Q for further discussion of the disposition of our cash management services and of deferred sales commissions. Also included in this expense category are costs related to travel and entertainment, advertising, promotional materials, and investment meetings and seminars for financial intermediaries that distribute our mutual fund products.

Promotion and servicing expenses for the three months ended March 31, 2006 decreased $28.8 million, or 16.5%, from the three months ended March 31, 2005, primarily due to lower amortization of deferred sales commissions as a result of lower sales of back-end load shares and to lower distribution plan payments.

General and Administrative

General and administrative expenses, which represented approximately 19.3% of total expenses in the first quarter of 2006, are costs related to operations, including technology, professional fees, occupancy, communications, and similar expenses. General and administrative expenses for the three months ended March 31, 2006 increased $26.7 million, or 26.8%, from the three months ended March 31, 2005.

Occupancy costs were up, reflecting three new private client offices opened in the U.S. since the first quarter of 2005, as well as new office space in London, Hong Kong and Shanghai. Legal costs increased as we continued to take action to resolve outstanding litigation and made considerable progress. Other increases in general and administrative expenses include higher market data services and data processing costs.

Interest

Interest expense is incurred on AllianceBernstein’s borrowings. Interest expense for the three months ended March 31, 2006 increased $1.2 million, or 18.5%, from the three months ended March 31, 2005, as a result of higher short term borrowing levels in the first quarter of 2006 and the write-off of issuance costs as a result of our new $800 million revolving credit facility entered into in February 2006.

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

Income tax expense for the three months ended March 31, 2006 increased $5.4 million, or 53.1%, from the three months ended March 31, 2005, primarily as a result of a higher effective tax rate reflecting higher income in our foreign corporate subsidiaries.

CAPITAL RESOURCES AND LIQUIDITY

The following table identifies selected items relating to capital resources and liquidity:

	Three Months Ended March 31,
	2006	2005	% Change
	(in millions)

Partners’ capital, as of March 31	$4,320.7	$4,146.4	4.2%
Cash flow from operations	404.5	77.2	424.1
Purchases of investments	(32.9)	(1.4)	n/m
Capital expenditures	(20.9)	(23.7)	(11.9)
Distributions paid	(290.8)	(231.0)	25.9
Purchases of Holding Units	(16.1)	(6.4)	152.3
Issuance of Holding Units	47.2	—	n/m
Additional investments by Holding with proceeds from exercise of compensatory options for Holding Units	39.9	16.7	139.4
Issuance (repayment) of commercial paper, net	38.1	(0.1)	n/m

Partners’ capital increased for the three months ended March 31, 2006 primarily due to net income, the issuance of Holding Units in exchange for cash awards made under the Partners Compensation Plan, the additional investment by Holding with proceeds from exercise of compensatory options for Holding Units, and amortization of deferred compensation expense, partly offset by cash distributions to the General Partner and unitholders, and purchases of Holding Units to fund deferred compensation plans.

AllianceBernstein is required to distribute all of its Available Cash Flow, as defined in the AllianceBernstein Partnership Agreement, to its unitholders. See Note 2 of AllianceBernstein’s condensed consolidated financial statements contained in Item 1 of this Form 10-Q for a description of Available Cash Flow.

Cash and cash equivalents of $776.0 million as of March 31, 2006 increased $121.8 million from $654.2 million at December 31, 2005. Cash inflows are primarily provided from operations, the additional investment by Holding with proceeds from exercise of compensatory options for Holding Units, and the issuance of commercial paper. Significant cash outflows are cash distributions to the General Partner and unitholders, purchases of investments, capital expenditures, and purchases of Holding Units to fund deferred compensation plans.

Contingent Deferred Sales Charge

See Note 5 of AllianceBernstein’s condensed consolidated financial statements contained in Item 1 of this Form 10-Q.

Debt and Credit Facilities

Total available credit, debt outstanding, and weighted average interest rates as of March 31, 2006 and 2005 were as follows:

	March 31,
	2006			2005
	Credit Available	Debt Outstanding	Interest Rate	Credit Available	Debt Outstanding	Interest Rate
			(in millions)
Senior Notes	$600.0	$399.8	5.6%	$600.0	$399.4	5.6%
Commercial paper(1)	425.0	39.0	4.9	425.0	—	—
Revolving credit facility(1)	375.0	—		375.0	—	—
Extendible commercial notes	100.0	—		100.0	—	—
Other	n/a	7.5	4.6	n/a	8.1	4.0
Total	$1,500.0	$446.3	5.5%	$1,500.0	$407.5	5.6%

(1)Our revolving credit facility supports our commercial paper program. In May 2006, we increased the credit available under our commercial paper program from $425 million to $800 million, which, if fully utilized, would reduce the amount available under our revolving credit facility to zero.

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

In February 2006, we entered into an $800 million five-year revolving credit facility with a group of commercial banks and other lenders. The revolving credit facility is intended to provide back-up liquidity for our commercial paper program, which we increased from $425 million to $800 million in May 2006. Under this revolving credit facility, the interest rate, at our option, is a floating rate generally based upon a defined prime rate, a rate related to the London Interbank Offered Rate (LIBOR) or the Federal Funds rate. The revolving credit facility contains covenants which, among other things, require us to meet certain financial ratios. We were in compliance with the covenants as of March 31, 2006. This arrangement replaced an $800 million five-year revolving credit facility with substantially the same terms that was due to expire in September 2007.

As of March 31, 2006, we maintained a $100 million extendible commercial notes (“ECN”) program as a supplement to our commercial paper program. ECNs are short-term uncommitted debt instruments that do not require back-up liquidity support.

In March 2006, SCB LLC entered into four separate uncommitted line of credit facility agreements with various banks, each for $100 million. As of March 31, 2006, no amounts were outstanding under these credit facilities.

Our substantial capital base and access to public and private debt, at competitive terms, should provide adequate liquidity for our general business needs. Management believes that cash flow from operations and the issuance of debt and AllianceBernstein Units or Holding Units will provide us with the resources to meet our financial obligations.

Dispositions

In June 2005, AllianceBernstein and Federated completed a transaction pursuant to which Federated acquired our cash management services. See Note 8 of AllianceBernstein’s condensed consolidated financial statements contained in Item 1 of this Form 10-Q for a discussion of this transaction.

In addition to the initial cash payment, the total sales price included annual contingent purchase price payments payable over the next five years, which we estimate will total $68.0 million, and a final contingent $10.0 million payment, which is based on comparing revenues generated by applicable assets during the fifth year following the closing of the transaction to the revenues generated by those assets during a specified period prior to the closing of the transaction.

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

Also, the gain we recorded in 2005 was net of a gain contingency of $7.5 million. The gain contingency is a “clawback” provision that requires us to pay Federated up to $7.5 million if average daily transferred assets for the six-month period ended June 29, 2006 fall below a certain percentage of initial assets transferred at closing. Based on information currently available, we consider it unlikely that we will be required to make a payment under the clawback provision.

COMMITMENTS AND CONTINGENCIES

AllianceBernstein’s capital commitments, which consist primarily of operating leases for office space, are generally funded from future operating cash flows.

See Note 5 of AllianceBernstein’s condensed consolidated financial statements contained in Item 1 of this Form 10-Q for a discussion of our mutual fund distribution system and related deferred sales commission asset and of certain legal proceedings to which we are a party.

CRITICAL ACCOUNTING ESTIMATES

The preparation of the condensed consolidated financial statements and notes to condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Actual amounts could be significantly different from estimates.

Management believes that the critical accounting policies and estimates discussed below require significant management judgment due to the sensitivity of the methods and assumptions used.

Deferred Sales Commission Asset

Management tests the deferred sales commission asset for recoverability quarterly, or monthly when events or changes in circumstances occur that could significantly increase the risk of impairment of the asset. Significant assumptions utilized to estimate the company’s future average assets under management and undiscounted future cash flows from back-end load shares include expected future market levels and redemption rates. Market assumptions are selected using a long-term view of expected average market returns based on historical returns of broad market indices. As of March 31, 2006, management used average market return assumptions of 5% for fixed income and 8% for equity to estimate annual market returns. Higher actual average market returns would increase undiscounted future cash flows, while lower actual average market returns would decrease undiscounted future cash flows. Future redemption rate assumptions ranging from 23% to 26% were determined by reference to actual redemption experience over the five-year, three-year, one-year and current periods ended March 31, 2006, calculated as a percentage of the company’s average assets under management represented by back-end load shares. An increase in the actual rate of redemptions would decrease undiscounted future cash flows, while a decrease in the actual rate of redemptions would increase undiscounted future cash flows. These assumptions are reviewed and updated quarterly, or monthly when events or changes in circumstances occur that could significantly increase the risk of impairment of the asset. Estimates of undiscounted future cash flows and the remaining life of the deferred sales commission asset are made from these assumptions and the aggregate undiscounted future cash flows are compared to the recorded value of the deferred sales commission asset. Management considers the results of these analyses performed at various dates. As of March 31, 2006, management determined that the deferred sales commission asset was not impaired. If management determines in the future that the deferred sales commission asset is not recoverable, an impairment condition would exist and a loss would be measured as the amount by which the recorded amount of the asset exceeds its estimated fair value. Estimated fair value is determined using management’s best estimate of future cash flows discounted to a present value amount.

Goodwill

As a result of the adoption of SFAS No. 142, goodwill is tested at least annually, as of September 30, for impairment. Significant assumptions are required in performing goodwill impairment tests. Such tests include determining whether the estimated fair value of AllianceBernstein, the reporting unit, exceeds its book value. There are several methods of estimating AllianceBernstein’s fair value, which includes valuation techniques such as market quotations and discounted expected cash flows. In developing estimated fair value using a discounted cash flow valuation technique, business growth rate assumptions are applied over the estimated life of the goodwill asset and the resulting expected cash flows are discounted to arrive at a present value amount that approximates fair value. These assumptions consider all material events that have impacted, or that we believe could potentially impact, future discounted expected cash flows. As of September 30, 2005, the impairment test indicated that goodwill was not impaired. Also, as of March 31, 2006, management believes that goodwill was not impaired. However, future tests may be based upon different assumptions which may or may not result in an impairment of this asset. Any impairment could reduce materially the recorded amount of the goodwill asset with a corresponding charge to our earnings.

Intangible Assets

Acquired intangibles are recognized at fair value and amortized over their estimated useful lives of twenty years. Intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. A present value technique is applied to management’s best estimate of future cash flows to estimate the fair value of intangible assets. Estimated fair value is then compared to the recorded book value to determine whether an impairment is indicated. The estimates used include estimating attrition factors of customer accounts, asset growth rates, direct expenses and fee rates. We choose assumptions based on actual historical trends that may or may not occur in the future. As of March 31, 2006, management believes that intangible assets were not impaired. However, future tests may be based upon different assumptions which may or may not result in an impairment of this asset. Any impairment could reduce materially the recorded amount of intangible assets with a corresponding charge to our earnings.

Retirement Plan

We maintain a qualified, noncontributory, defined benefit retirement plan covering current and former employees who were employed by the company in the United States prior to October 2, 2000. The amounts recognized in the consolidated financial statements related to the retirement plan are determined from actuarial valuations. Inherent in these valuations are assumptions including expected return on plan assets, discount rates at which liabilities could be settled, rates of annual salary increases, and mortality rates. The assumptions are reviewed annually and may be updated to reflect the current environment. A summary of the key economic assumptions are described in Note 14 to AllianceBernstein’s consolidated financial statements in our Form 10-K for the year ended December 31, 2005. In accordance with U.S. GAAP, actual results that differ from those assumed are accumulated and amortized over future periods and, therefore, affect expense recognized and liabilities recorded in future periods.

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

ACCOUNTING PRONOUNCEMENTS

We adopted SFAS No. 123-R effective January 1, 2006 (see Note 2 of AllianceBernstein’s condensed consolidated financial statements contained in Item 1 of this Form 10-Q). There were no other recently issued accounting pronouncements that would have a material impact on our financial condition or results of operations.

FORWARD-LOOKING STATEMENTS

Certain statements provided by management in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. The most significant of these factors include, but are not limited to, the following: the performance of financial markets, the investment performance of sponsored investment products and separately managed accounts, general economic conditions, future acquisitions, competitive conditions and government regulations, including changes in tax regulations and rates. We caution readers to carefully consider such factors. Further, such forward-looking statements speak only as of the date on which such statements are made; we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. For further information regarding these forward-looking statements and the factors that could cause actual results to differ, see “Risk Factors” in Part I, Item 1A of our Form 10-K for the year ended December 31, 2005 and Part II, Item 1A in this Form 10-Q. Any or all of the forward-looking statements that we make in this Form 10-Q or any other public statements we issue may turn out to be wrong. It is important to remember that other factors besides those listed in “Risk Factors” could also adversely affect our revenues, financial condition, results of operations, and business prospects.

The forward-looking statements referred to in the preceding paragraph include statements regarding the outcome of litigation and the effect on future earnings of the sale of our cash management services to Federated Investors, Inc. (“Sale”). Litigation is inherently unpredictable, and excessive damage awards do occur. Though we have stated that we do not expect certain legal proceedings to have a material adverse effect on results of operations or financial condition, any settlement or judgment on the merits of a legal proceeding could be significant, and could have a material adverse effect on our results of operations or financial condition. The effect of the Sale on future earnings, resulting from contingent payments to be received in future periods, will depend on the amount of net revenue earned by Federated Investors, Inc. (“Federated”) during these periods on assets under management maintained in Federated’s funds by our former cash management clients. The amount of gain ultimately realized from the Sale depends on whether and to what extent we are required under the transaction clawback arrangement to return all or a portion of the initial payment received.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to AllianceBernstein’s market risk for the quarterly period ended March 31, 2006.

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the first quarter of 2006 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II

OTHER INFORMATION

Item 1.        Legal Proceedings

See Note 5 of the condensed consolidated financial statements contained in Part I, Item 1 of this Form 10-Q.

Item 1A.     Risk Factors

In addition to the information set forth in this report, please consider carefully “Risk Factors” in Part I, Item 1A of our Form 10-K for the year ended December 31, 2005. Such factors could materially affect our revenues, financial condition, results of operations, and business prospects. See also our discussion of risks associated with forward-looking statements in Part I, Item 2 of this Form 10-Q.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.        Defaults Upon Senior Securities

None.

Item 4.        Submission of Matters to a Vote of Security Holders

None.

Item 5.        Other Information

None.

Item 6.	Exhibits

	10.1	Amended and Restated Commercial Paper Dealer Agreement dated as of May 3, 2006 among Banc of America Securities LLC, Merrill Lynch Money Markets Inc., and AllianceBernstein L.P.

	10.2	Amended and Restated Issuing and Paying Agency Agreement dated as of May 3, 2006 between Deutsche Bank National Trust Company and AllianceBernstein L.P.

	15.1	Letter from PricewaterhouseCoopers LLP, our Independent Registered Public Accounting Firm, re: unaudited interim financial information.

	15.2	Letter from KPMG LLP re: unaudited interim financial information.

	31.1	Certification of Mr. Sanders furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Mr. Joseph furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of Mr. Sanders furnished for the purpose of complying with Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certification of Mr. Joseph furnished for the purpose of complying with Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 8, 2006	ALLIANCEBERNSTEIN L.P.

	By:	/s/Robert H. Joseph, Jr.
Robert H. Joseph, Jr.
Senior Vice President and
Chief Financial Officer