Form 10-Q
period 2006-06-30
ALLIANCEBERNSTEIN L.P.
filed 2006-08-07
CIK 1109448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

The number of units representing assignments of beneficial ownership of limited partnership interest outstanding as of June 30, 2006 was 257,667,584.

ALLIANCEBERNSTEIN L.P.

Index

Part I

FINANCIAL INFORMATION

Item 1.	Financial Statements

ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition
(in thousands)

	June 30, 2006	December 31, 2005
	(unaudited)
ASSETS
Cash and cash equivalents	$817,332	$654,168
Cash and securities segregated, at market (cost: $1,861,217 and $1,720,295)	1,861,528	1,720,809
Receivables, net:
Brokers and dealers	2,334,007	2,093,461
Brokerage clients	328,975	429,586
Fees, net	499,409	413,198
Investments	587,905	345,045
Furniture, equipment and leasehold improvements, net	263,385	236,309
Goodwill, net	2,893,339	2,876,657
Intangible assets, net	294,975	305,325
Deferred sales commissions, net	197,685	196,637
Other investments	87,205	86,369
Other assets	128,402	132,916
Total assets	$10,294,147	$9,490,480

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Payables:
Brokers and dealers	$1,122,382	$1,057,274
Brokerage clients	3,433,380	2,929,500
AllianceBernstein mutual funds	108,557	140,603
Accounts payable and accrued expenses	270,638	286,449
Accrued compensation and benefits	557,244	357,321
Debt	414,918	407,291
Minority interests in consolidated subsidiaries	11,203	9,368
Total liabilities	5,918,322	5,187,806

Commitments and contingencies (See Note 5)

Partners’ capital	4,375,825	4,302,674
Total liabilities and partners’ capital	$10,294,147	$9,490,480

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(in thousands, except per unit amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Revenues:
Investment advisory and services fees	$690,213	$528,727	$1,316,932	$1,046,155
Distribution revenues	104,456	97,727	207,286	205,560
Institutional research services	102,631	80,504	198,398	174,463
Dividend and interest income	61,462	30,644	116,790	55,726
Investment gains (losses)	(15,537)	6,779	10,692	1,099
Other revenues	35,966	31,973	69,520	60,892
Total revenues	979,191	776,354	1,919,618	1,543,895
Less: Interest expense	45,861	20,096	90,620	37,088
Net revenues	933,330	756,258	1,828,998	1,506,807

Expenses:
Employee compensation and benefits	373,780	308,699	744,127	593,761
Promotion and servicing:
Distribution plan payments	72,795	71,322	143,840	162,760
Amortization of deferred sales commissions	23,589	34,439	49,970	70,987
Other	59,949	49,576	108,814	96,686
General and administrative	127,673	81,293	254,280	181,172
Interest on borrowings	6,852	6,306	14,283	12,578
Amortization of intangible assets	5,175	5,175	10,350	10,350
	669,813	556,810	1,325,664	1,128,294

Operating Income	263,517	199,448	503,334	378,513

Non-operating income	9,730	12,312	13,181	12,008

Income before income taxes	273,247	211,760	516,515	390,521

Income taxes	12,145	13,763	27,840	24,017

Net income	$261,102	$197,997	$488,675	$366,504

Net income per unit:
Basic	$1.00	$0.77	$1.88	$1.43
Diluted	$0.99	$0.76	$1.86	$1.42

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of
Changes in Partners’ Capital
and Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Partners’ capital - beginning of period	$4,320,700	$4,146,449	$4,302,674	$4,183,698
Comprehensive income:
Net income	261,102	197,997	488,675	366,504
Other comprehensive income:
Unrealized gain (loss) on investments, net	(1,050)	614	(447)	(199)
Foreign currency translation adjustment, net	5,348	(8,454)	2,372	(8,387)
Comprehensive income	265,400	190,157	490,600	357,918

Capital contributions from General Partner	742	705	1,509	1,444
Cash distributions to General Partner and unitholders	(226,391)	(162,105)	(517,167)	(393,091)
Purchases of Holding Units to fund deferred compensation plans, net	(2,254)	(532)	(18,369)	(6,920)
Additional investment by Holding through issuance of Holding Units in exchange for cash awards made under the Partners Compensation Plan	—	—	47,161	—
Compensatory Holding Unit options expense	559	555	1,177	1,119
Amortization of deferred compensation expense	11,293	15,056	22,609	29,467
Additional investment by Holding with proceeds from exercise of compensatory options to buy Holding Units	5,776	10,834	45,631	27,484
Partners’ capital - end of period	$4,375,825	$4,201,119	$4,375,825	$4,201,119

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2006	2005

Cash flows from operating activities:
Net income	$488,675	$366,504
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred sales commissions	49,970	70,987
Amortization of deferred compensation	38,435	47,016
Depreciation and other amortization	35,659	33,399
Other, net	(1,083)	924
Changes in assets and liabilities:
(Increase) decrease in segregated cash and securities	(140,719)	259,819
(Increase) in receivable from brokers and dealers	(231,628)	(518,141)
Decrease (increase) in receivable from brokerage clients	105,115	(41,114)
(Increase) decrease in fees receivable, net	(80,427)	723
(Increase) in trading investments	(197,010)	(171,222)
(Increase) in deferred sales commissions	(51,015)	(30,374)
(Increase) decrease in other investments	(4,266)	29,642
Decrease (increase) in other assets	7,770	(11,988)
Increase in payable to brokers and dealers	62,813	549,131
Increase (decrease) in payable to brokerage clients	493,541	(477,632)
(Decrease) increase in payable to AllianceBernstein mutual funds	(32,064)	4,782
(Decrease) in accounts payable and accrued expenses	(24,866)	(26,565)
Increase in accrued compensation and benefits, less deferred compensation	231,035	157,603
Net cash provided by operating activities	749,935	243,494

Cash flows from investing activities:
Purchases of investments	(41,966)	(6,662)
Proceeds from sales of investments	931	10,958
Additions to furniture, equipment and leasehold improvements	(49,623)	(46,741)
Purchase of business, net of cash acquired	(16,086)	—
Net cash used in investing activities	(106,744)	(42,445)

Cash flows from financing activities:
Issuance (repayments) of commercial paper, net	5,430	(150)
Cash distributions to General Partner and unitholders	(517,167)	(393,091)
Capital contributions from General Partner	1,509	1,444
Additional investment by Holding with proceeds from exercise of compensatory options to buy Holding Units	45,631	27,484
Purchases of Holding Units to fund deferred compensation plans, net	(18,369)	(6,920)
Net cash used in financing activities	(482,966)	(371,233)

Effect of exchange rate changes on cash and cash equivalents	2,939	(6,903)

Net increase (decrease) in cash and cash equivalents	163,164	(177,087)
Cash and cash equivalents as of beginning of period	654,168	1,061,523
Cash and cash equivalents as of end of period	$817,332	$884,436

Non-cash financing activities:
Additional investment by Holding through issuance of Holding Units in exchange for cash awards made under the Partners Compensation Plan	$47,161	$—

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2006
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

AllianceBernstein provides diversified investment management and related services globally to a broad range of clients. Its principal services include:

•
Institutional Investments Services - servicing institutional investors, including unaffiliated corporate and public employee pension funds, endowment funds, domestic and foreign institutions and governments, and affiliates such as AXA and certain of its insurance company subsidiaries, by means of separately managed accounts, sub-advisory relationships, structured products, group trusts, mutual funds (sponsored by AllianceBernstein or our affiliated joint venture companies), and other investment vehicles.

•
Retail Services - servicing individual investors, primarily by means of retail mutual funds sponsored by AllianceBernstein or our affiliated joint venture companies, sub-advisory relationships in respect of mutual funds sponsored by third parties, separately managed account programs that are sponsored by registered broker-dealers, and other investment vehicles.

•
Private Client Services - servicing high-net-worth individuals, trusts and estates, charitable foundations, partnerships, private and family corporations, and other entities, by means of separately managed accounts, hedge funds, mutual funds, and other investment vehicles.

•	Institutional Research Services - servicing institutional investors desiring institutional research services including in-depth research, portfolio strategy, trading, and brokerage-related services.

We also provide distribution, shareholder servicing, and administrative services to our sponsored mutual funds.

We provide a broad range of investment services with expertise in:

•	Growth equities, generally targeting stocks with under-appreciated growth potential;

•	Value equities, generally targeting stocks at bargain prices that are out of favor;

•	Fixed income, including both taxable and tax-exempt securities;

•	Passive, including both index and enhanced index strategies; and

•	Blend strategies, combining style pure components with systematic rebalancing.

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

Index

As of June 30, 2006, AXA, a société anonyme organized under the laws of France and the holding company for an international group of insurance and related financial services companies, AXA Financial, Inc. (an indirect wholly-owned subsidiary of AXA, “AXA Financial”), AXA Equitable Life Insurance Company (a wholly-owned subsidiary of AXA Financial, “AXA Equitable”) and certain subsidiaries of AXA Financial, collectively referred to as “AXA and its subsidiaries”, owned approximately 1.7% of the issued and outstanding Holding Units.

As of June 30, 2006, the ownership structure of AllianceBernstein, as a percentage of limited partnership interests, was as follows:

AXA and its subsidiaries	59.6%
Holding	32.7
SCB Partners Inc. (a wholly-owned subsidiary of SCB Inc., formerly known as Sanford C. Bernstein Inc.)	6.3
Other	1.4
100.0%

AllianceBernstein Corporation (an indirect wholly-owned subsidiary of AXA, “General Partner”) is the general partner of both Holding and AllianceBernstein. AllianceBernstein Corporation owns 100,000 general partnership units in Holding and a 1% general partnership interest in AllianceBernstein. Each general partnership unit in Holding is entitled to receive quarterly distributions equal to those received by each limited partnership unit. Including the general partnership interests in AllianceBernstein and Holding, and their equity interest in Holding, as of June 30, 2006, AXA and its subsidiaries had an approximate 60.6% economic interest in AllianceBernstein.

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

Principles of Consolidation

The condensed consolidated financial statements include AllianceBernstein and its majority-owned and/or controlled subsidiaries. All significant inter-company transactions and balances among the consolidated entities have been eliminated.

The equity method of accounting is used for unconsolidated joint ventures and, in accordance with Emerging Issues Task Force D-46, “Accounting for Limited Partnership Investments”, for investments made in limited partnership hedge funds that we sponsor and manage. These investments are included in “other investments” on the condensed consolidated balance sheets and the related investment income and gains and losses are included in “other revenues” on the condensed consolidated statements of income.

Index

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. These include the following reclassifications on the condensed consolidated statements of income:

•
the reclassification of $4.5 million and $23.2 million of transaction charge revenues from investment advisory and services fees to institutional research services for the three-month and six-month periods ending June 30, 2005, respectively;

•	non-operating income, consisting of gains on dispositions, previously included in other revenues, is now classified as non-operating income;

•	dividend and interest income, investment gains and losses, and interest expense relating to broker-dealer operations, previously included in other revenues, are now shown separately; and

•
shareholder servicing fees ($24.9 million and $49.7 million for the three-month and six-month periods of 2006, respectively, and $26.2 million and $51.4 million for the comparable periods of 2005, respectively), previously shown separately, are now included in other revenues.

Cash Distributions

AllianceBernstein is required to distribute all of its Available Cash Flow, as defined in the Amended and Restated Agreement of Limited Partnership of AllianceBernstein (“AllianceBernstein Partnership Agreement”), to its unitholders and to its General Partner. Available Cash Flow can be summarized as the cash flow received by AllianceBernstein from operations minus such amounts as the General Partner determines, in its sole discretion, should be retained by AllianceBernstein for use in its business. Cash flow received from operations is computed by the General Partner by determining the sum of:

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

On July 26, 2006, the General Partner declared a distribution of $257.7 million, or $0.99 per AllianceBernstein Unit, representing the distribution of Available Cash Flow for the three months ended June 30, 2006. The distribution is payable on August 17, 2006 to holders of record as of August 7, 2006.

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

Index

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

During the second quarter of 2006, we made an acquisition which resulted in approximately $16.7 million of goodwill (See Note 8).

In accordance with Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets”, we test goodwill at least annually, as of September 30, for impairment. As of September 30, 2005, the impairment test indicated that goodwill was not impaired. Also, as of June 30, 2006, management believes that goodwill was not impaired.

Intangible Assets, Net

Intangible assets consist primarily of costs assigned to investment management contracts of SCB Inc., less accumulated amortization. Intangible assets are being amortized over the estimated useful life of approximately 20 years. The gross carrying amount and accumulated amortization of intangible assets subject to amortization totaled $414.0 million and $119.0 million, respectively, as of June 30, 2006. Amortization expense was $5.2 million for each of the three-month periods ended June 30, 2006 and 2005, and estimated annual amortization expense for each of the next five years is approximately $20.7 million. Management tests intangible assets for impairment quarterly. As of June 30, 2006, management believes that intangible assets were not impaired.

Deferred Sales Commissions, Net

Commissions paid to financial intermediaries in connection with the sale of shares of open-end company-sponsored mutual funds sold without a front-end sales charge are capitalized as deferred sales commissions and amortized over periods not exceeding five and one-half years, the periods of time during which deferred sales commissions are generally recovered from distribution services fees received from those funds and from contingent deferred sales commissions (“CDSC”) received from shareholders of those funds upon the redemption of their shares. CDSC cash recoveries are recorded as reductions of unamortized deferred sales commissions when received.

Management tests the deferred sales commission asset for recoverability quarterly. Significant assumptions utilized to estimate the company’s future average assets under management and undiscounted future cash flows from back-end load shares include expected future market performance and redemption rates. Estimates of undiscounted future cash flows and the remaining life of the deferred sales commission asset are made from these assumptions and the aggregate undiscounted future cash flows are compared to the recorded value of the deferred sales commission asset. Management considers the results of these analyses performed at various dates. If management determines in the future that an impairment condition exists, a loss would be recorded. The amount of the loss would be measured as the amount by which the recorded amount of the asset exceeds its estimated fair value. Estimated fair value is determined using management’s best estimate of future cash flows, discounted to a present value amount.

Loss Contingencies

With respect to all significant litigation matters, we conduct a probability assessment of the likelihood of a negative outcome. If we determine the likelihood of a negative outcome is probable, and the amount of the loss can be reasonably estimated, we record an estimated loss for the expected outcome of the litigation as required by Statement of Financial Accounting Standards No. 5 (“SFAS No. 5”), “Accounting for Contingencies”, and Financial Accounting Standards Board (“FASB”) Interpretation No. 14 (“FIN No. 14”), “Reasonable Estimation of the Amount of a Loss - an interpretation of FASB Statement No. 5”. If the likelihood of a negative outcome is reasonably possible and we are able to indicate an estimate of the possible loss or range of loss, we disclose that fact together with the estimate of the possible loss or range of loss. However, it is difficult to predict the outcome or estimate a possible loss or range of loss because litigation is subject to significant uncertainties, particularly when plaintiffs allege substantial or indeterminate damages, or when the litigation is highly complex or broad in scope.

Index

Revenue Recognition

Investment advisory and services base fees, generally calculated as a percentage of assets under management for clients, are recorded as revenue as the related services are performed. Certain investment advisory contracts provide for a performance-based fee, in addition to or in lieu of a base fee, that is calculated as either a percentage of absolute investment results or a percentage of investment results in excess of a stated benchmark over a specified period of time. Performance-based fees are recorded as revenue at the end of each measurement period. Institutional research services revenue consists of brokerage transaction charges received by Sanford C. Bernstein & Co., LLC (“SCB LLC”) and Sanford C. Bernstein Limited (“SCBL”), both wholly-owned subsidiaries of AllianceBernstein, for in-depth research and other services provided to institutional investors. Brokerage transaction charges earned and related expenses are recorded on a trade date basis. Distribution revenues, shareholder servicing fees, and interest income are accrued as earned.

Compensatory Option Plans

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), (“SFAS No. 123-R”), “Share Based Payment”. SFAS No. 123-R requires that compensation cost related to share-based payments, based on the fair value of the equity instruments issued, be recognized in financial statements. SFAS No. 123-R supercedes APB No. 25 and its related implementation guidance. We adopted SFAS No. 123-R effective January 1, 2006 utilizing the modified prospective method. Prior period amounts have not been restated.

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

Index

For compensatory option awards granted prior to 2002, we applied the provisions of Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees”, under which compensation expense is recognized only if the market value of the underlying Holding Units exceeds the exercise price at the date of grant. We did not record compensation expense for compensatory option awards made prior to 2002 because those options were granted with exercise prices equal to the market value of the underlying Holding Units on the date of grant. Had we recorded compensation expense for those options based on their market value at grant date under SFAS No. 123, net income for the three-month and six-month periods ended June 30, 2005 would have been reduced to the pro forma amounts indicated below:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
	(in thousands, except per unit amounts)
SFAS No. 123 pro forma net income:
Net income as reported	$197,997	$366,504
Add: stock-based compensation expense included in net income, net of tax	519	1,051
Deduct: total stock-based compensation expense determined under fair value method for all awards, net of tax	(1,055)	(2,145)
SFAS No. 123 pro forma net income	$197,461	$365,410

Net income per unit:
Basic net income per unit as reported	$0.77	$1.43
Basic net income per unit pro forma	$0.77	$1.42
Diluted net income per unit as reported	$0.76	$1.42
Diluted net income per unit pro forma	$0.76	$1.41

Variable Interest Entities

In accordance with FASB Interpretation No. 46 (revised December 2003) (“FIN 46-R”), “Consolidation of Variable Interest Entities”, management reviews quarterly its management agreements and its investments in, and other financial arrangements with, certain entities that hold client assets under management to determine the entities that the company is required to consolidate under FIN 46-R. These include certain mutual fund products, hedge funds, structured products, group trusts, and joint ventures.

We derive no benefit from client assets under management of these entities other than investment management fees and cannot utilize those assets in our operations.

As of June 30, 2006, we have significant variable interests in certain structured products and hedge funds with approximately $342.4 million in client assets under management. However, these variable interest entities do not require consolidation because management has determined that we are not the primary beneficiary. Our maximum exposure to loss in these entities is limited to our nominal investments of $0.1 million in these entities.

3.	Cash and Securities Segregated Under Federal Regulations and Other Requirements

As of June 30, 2006, $1.9 billion of United States Treasury Bills were segregated in a special reserve bank custody account for the exclusive benefit of brokerage customers of SCB LLC in accordance with Rule 15c3-3 of the Securities Exchange Act of 1934, as amended (“Exchange Act”). During the first week of July 2006, we deposited an additional $0.3 billion in United States Treasury Bills in this special account pursuant to Rule 15c3-3 requirements.

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

Index

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in thousands, except per unit amounts)

Net income	$261,102	$197,997	$488,675	$366,504

Weighted average units outstanding - basic	257,624	254,828	257,224	254,514
Dilutive effect of compensatory options	2,242	1,673	2,222	1,780
Weighted average units outstanding - diluted	259,866	256,501	259,446	256,294

Basic net income per unit	$1.00	$0.77	$1.88	$1.43
Diluted net income per unit	$0.99	$0.76	$1.86	$1.42

For the three months ended June 30, 2006 there were no out-of-the-money options (any options with an exercise price greater than the weighted average closing price of a unit for the relevant period are considered out-of-the-money options). For the three months ended June 30, 2005 there were 4,045,300 out-of-the-money options excluded from the diluted net income per unit computation due to their anti-dilutive effect. Out-of-the-money options to buy 9,712 and 4,062,904 units for the six months ended June 30, 2006 and 2005, respectively, have been excluded from the diluted net income per unit computation.

5.	Commitments and Contingencies

Deferred Sales Commission Asset

Payments of sales commissions made by AllianceBernstein Investments, Inc. (“AllianceBernstein Investments”), a wholly-owned subsidiary of AllianceBernstein, to financial intermediaries in connection with the sale of back-end load shares under our mutual fund distribution system (the “System”) are capitalized as deferred sales commissions (“deferred sales commission asset”) and amortized over periods not exceeding five and one-half years, the period of time during which the deferred sales commission asset is expected to be recovered. CDSC cash recoveries are recorded as reductions of unamortized deferred sales commissions when received. The amount recorded for the net deferred sales commission asset was $197.7 million as of June 30, 2006. Payments of sales commissions made by AllianceBernstein Investments to financial intermediaries in connection with the sale of back-end load shares under the System, net of CDSC received of $12.3 million and $11.5 million, totaled approximately $51.0 million and $30.4 million during the six months ended June 30, 2006 and 2005, respectively.

Management tests the deferred sales commission asset for recoverability quarterly. Significant assumptions utilized to estimate the company’s future average assets under management and undiscounted future cash flows from back-end load shares include expected future market levels and redemption rates. Market assumptions are selected using a long-term view of expected average market returns based on historical returns of broad market indices. As of June 30, 2006, management used average market return assumptions of 5% for fixed income and 8% for equity to estimate annual market returns. Higher actual average market returns would increase undiscounted future cash flows, while lower actual average market returns would decrease undiscounted future cash flows. Future redemption rate assumptions ranging from 23% to 26% were determined by reference to actual redemption experience over the five-year, three-year, one-year and current periods ended June 30, 2006, calculated as a percentage of the company’s average assets under management represented by back-end load shares. An increase in the actual rate of redemptions would decrease undiscounted future cash flows, while a decrease in the actual rate of redemptions would increase undiscounted future cash flows. These assumptions are reviewed and updated quarterly. Estimates of undiscounted future cash flows and the remaining life of the deferred sales commission asset are made from these assumptions and the aggregate undiscounted future cash flows are compared to the recorded value of the deferred sales commission asset. Management considers the results of these analyses performed at various dates. As of June 30, 2006, management determined that the deferred sales commission asset was not impaired.

Index

Equity markets decreased by 1% and increased by 3% during the three-month and six-month periods ended June 30, 2006, respectively, as measured by the change in the Standard & Poor’s 500 Stock Index. Fixed income markets remained flat and decreased by 1% during the three-month and six-month periods ended June 30, 2006, respectively, as measured by the change in the Lehman Brothers’ Aggregate Bond Index. The redemption rate for domestic back-end load shares was approximately 25.8% and 25.7% during the three-month and six-month periods ended June 30, 2006, respectively. Declines in financial markets or higher redemption levels, or both, as compared to the assumptions used to estimate undiscounted future cash flows, as described above, could result in the impairment of the deferred sales commission asset. Due to the volatility of the capital markets and changes in redemption rates, management is unable to predict whether or when a future impairment of the deferred sales commission asset might occur. Any impairment would reduce materially the recorded amount of the deferred sales commission asset with a corresponding charge to earnings.

Legal Proceedings

With respect to all significant litigation matters, we conduct a probability assessment of the likelihood of a negative outcome. If we determine the likelihood of a negative outcome is probable, and the amount of the loss can be reasonably estimated, we record an estimated loss for the expected outcome of the litigation as required by Statement of Financial Accounting Standards No. 5 (“SFAS No. 5”), “Accounting for Contingencies”, and Financial Accounting Standards Board (“FASB”) Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss - an interpretation of FASB Statement No. 5”. If the likelihood of a negative outcome is reasonably possible and we are able to indicate an estimate of the possible loss or range of loss, we disclose that fact together with the estimate of the possible loss or range of loss. However, it is difficult to predict the outcome or estimate a possible loss or range of loss because litigation is subject to significant uncertainties, particularly when plaintiffs allege substantial or indeterminate damages, or when the litigation is highly complex or broad in scope.

On April 8, 2002, in In re Enron Corporation Securities Litigation, a consolidated complaint (as subsequently amended, the “Enron Complaint”) was filed in the United States District Court for the Southern District of Texas, Houston Division, against numerous defendants, including AllianceBernstein. The principal allegations of the Enron Complaint, as they pertain to AllianceBernstein, are that AllianceBernstein violated Sections 11 and 15 of the Securities Act of 1933, as amended ("Securities Act") with respect to a registration statement filed by Enron Corp. (“Enron”) and effective with the SEC on July 18, 2001, which was used to sell $1.9 billion Enron Zero Coupon Convertible Notes due 2021. Plaintiffs allege that the registration statement was materially misleading and that Frank Savage, a director of Enron, signed the registration statement at issue. Plaintiffs further allege that AllianceBernstein was a controlling person of Frank Savage, who was at that time an employee of AllianceBernstein and a director of the General Partner. Plaintiffs therefore assert that AllianceBernstein is itself liable for the allegedly misleading registration statement. Plaintiffs seek rescission or a rescissionary measure of damages. On April 12, 2006, AllianceBernstein moved for summary judgment dismissing the Enron Complaint as the allegations therein pertain to AllianceBernstein. This motion is pending. On July 5, 2006, the court granted plaintiffs’ amended motion for class certification.

We believe that plaintiffs’ allegations in the Enron Complaint as to us are without merit and intend to vigorously defend against these allegations. At the present time, we are unable to predict the outcome or estimate a possible loss or range of loss in respect of this matter because of the inherent uncertainty regarding the outcome of complex litigation, the fact that plaintiffs did not specify an amount of damages sought in their complaint, and the fact that, to date, we have not engaged in settlement negotiations.

Market Timing-related Matters

On October 2, 2003, a purported class action complaint entitled Hindo, et al. v. AllianceBernstein Growth & Income Fund, et al. (“Hindo Complaint”) was filed against AllianceBernstein, Holding, the General Partner, AXA Financial, most of our open-end and closed-end funds that are registered as investment companies under the Investment Company Act of 1940, as amended (“U.S. Funds”), the registrants and issuers of those funds, certain officers of AllianceBernstein (“AllianceBernstein defendants”), and certain unaffiliated defendants, as well as unnamed Doe defendants. The Hindo Complaint was filed in the United States District Court for the Southern District of New York by alleged shareholders of two of the U.S. Funds. The Hindo Complaint alleges that certain of the AllianceBernstein defendants failed to disclose that they improperly allowed certain hedge funds and other unidentified parties to engage in “late trading” and “market timing” of U.S. Fund securities, violating Sections 11 and 15 of the Securities Act, Sections 10(b) and 20(a) of the Exchange Act, and Sections 206 and 215 of the Investment Advisers Act of 1940, as amended (“Advisers Act”). Plaintiffs seek an unspecified amount of compensatory damages and rescission of their contracts with AllianceBernstein, including recovery of all fees paid to AllianceBernstein pursuant to such contracts.

Index

Since October 2, 2003, 43 additional lawsuits making factual allegations generally similar to those in the Hindo Complaint were filed in various federal and state courts against AllianceBernstein and certain other defendants. The plaintiffs in such lawsuits have asserted a variety of theories for recovery including, but not limited to, violations of the Securities Act, the Exchange Act, the Advisers Act, the Investment Company Act, the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), certain state securities laws, and common law. All state court actions against AllianceBernstein either were voluntarily dismissed or removed to federal court. On February 20, 2004, the Judicial Panel on Multidistrict Litigation transferred all actions to the United States District Court for the District of Maryland (“Mutual Fund MDL”).

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

On April 21, 2006, AllianceBernstein and attorneys for the plaintiffs in the mutual fund shareholder claims, mutual fund derivative claims, and ERISA claims entered into a confidential memorandum of understanding (“MOU”) containing their agreement to settle these claims. The agreement will be documented by a stipulation of settlement and will be submitted for court approval at a later date. The settlement amount, which we previously accrued and disclosed, has been disbursed. The derivative claims brought on behalf of Holding remain pending. Plaintiff seeks an unspecified amount of damages.

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

Index

Revenue Sharing-related Matters

On June 22, 2004, a purported class action complaint entitled Aucoin, et al. v. Alliance Capital Management L.P., et al. (“Aucoin Complaint”) was filed against AllianceBernstein, Holding, the General Partner, AXA Financial, AllianceBernstein Investments, certain current and former directors of U.S. Funds, and unnamed Doe defendants. The Aucoin Complaint names the U.S. Funds as nominal defendants. The Aucoin Complaint was filed in the United States District Court for the Southern District of New York by alleged shareholders of the AllianceBernstein Growth & Income Fund. The Aucoin Complaint alleges, among other things, (i) that certain of the defendants improperly authorized the payment of excessive commissions and other fees from U.S. Fund assets to broker-dealers in exchange for preferential marketing services, (ii) that certain of the defendants misrepresented and omitted from registration statements and other reports material facts concerning such payments, and (iii) that certain defendants caused such conduct as control persons of other defendants. The Aucoin Complaint asserts claims for violation of Sections 34(b), 36(b) and 48(a) of the Investment Company Act, Sections 206 and 215 of the Advisers Act, breach of common law fiduciary duties, and aiding and abetting breaches of common law fiduciary duties. Plaintiffs seek an unspecified amount of compensatory damages and punitive damages, rescission of their contracts with AllianceBernstein, including recovery of all fees paid to AllianceBernstein pursuant to such contracts, an accounting of all U.S. Fund-related fees, commissions and soft dollar payments, and restitution of all unlawfully or discriminatorily obtained fees and expenses.

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

On February 2, 2005, plaintiffs filed a consolidated amended class action complaint (“Aucoin Consolidated Amended Complaint”), which asserts claims substantially similar to the Aucoin Complaint and the nine additional lawsuits referenced above. On October 19, 2005, the District Court dismissed each of the claims set forth in the Aucoin Consolidated Amended Complaint, except for plaintiffs’ claim under Section 36(b) of the Investment Company Act. On January 11, 2006, the District Court granted defendants’ motion for reconsideration and dismissed the remaining Section 36(b) claim. On May 31, 2006, the District Court denied plaintiffs’ motion for leave to file their amended complaint. On July 5, 2006, plaintiffs filed a notice of appeal.

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

We are involved in various other matters, including regulatory inquiries, administrative proceedings, and litigation, some of which allege substantial damages. While any proceeding or litigation has the element of uncertainty, we believe that the outcome of any one of the other lawsuits or claims that is pending or threatened, or all of them combined, will not have a material adverse effect on our results of operations or financial condition.

6.	Employee Benefit Plans

We maintain a qualified profit sharing plan (the “Profit Sharing Plan”) covering U.S. employees and certain foreign employees. Employee contributions are generally limited to the maximum amount deductible for federal income tax purposes.

We maintain a qualified, noncontributory, defined benefit retirement plan (“Retirement Plan”) covering current and former employees who were employed by AllianceBernstein in the United States prior to October 2, 2000. Benefits are based on years of credited service, average final base salary and primary Social Security benefits. Our policy is to satisfy our funding obligation for each year in an amount not less than the minimum required by ERISA and not greater than the maximum amount that can be deducted for federal income tax purposes.

Index

We contributed $4.3 million to the Retirement Plan during the six months ended June 30, 2006. Contribution estimates, which are subject to change, are based on regulatory requirements, future market conditions and assumptions used for actuarial computations of the Retirement Plan’s obligations and assets. Management, at the present time, is unable to determine the amount, if any, of additional future contributions that may be required.

Net expense under the Retirement Plan was comprised of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in thousands)

Service cost	$1,127	$1,159	$2,254	$2,318
Interest cost on projected benefit obligations	1,167	1,143	2,334	2,286
Expected return on plan assets	(948)	(800)	(1,896)	(1,600)
Amortization of prior service credit	(15)	(15)	(30)	(30)
Amortization of transition asset	(36)	(36)	(72)	(72)
Recognized actuarial loss	99	162	198	324
Net pension charge	$1,394	$1,613	$2,788	$3,226

7.	Income Taxes

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

8.	Acquisition

On May 2, 2006, we purchased the 50% interest in our Hong Kong joint venture (including its wholly-owned Taiwanese subsidiary) owned by our joint venture partner for a cost of $16.1 million, net of cash acquired. The effect of this acquisition was not material to our consolidated financial condition, results of operations or cash flows.

9.	Dispositions

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

Index

The total sales price (much of which is contingent) is estimated to be approximately $103.0 million, which is composed of three parts: (1) an initial cash payment of $25.0 million, which was received in the second quarter of 2005, (2) annual contingent purchase price payments payable over a five-year period ending in 2010, which we estimate will total $68.0 million, and (3) a final contingent $10.0 million payment, which is based on comparing revenues generated by applicable assets during the fifth year following the closing of the transaction to the revenues generated by those assets during a specified period prior to the closing of the transaction.

The annual contingent purchase price payments are calculated as a percentage of revenues, less certain expenses, directly attributed to these assets and certain other assets of our former cash management clients transferred to Federated. Income is accrued as earned. The contingent payments received from Federated in the five years following the closing of the transaction are expected to largely offset the loss of a profit contribution from managing the cash in money market fund customer accounts. As a result, this transaction is not expected to have a material impact on future results of operations, cash flow or liquidity during that period.

For the three-month and six-month periods ended June 30, 2005, we recorded $12.8 million and $12.5 million of net gains, respectively, from this transaction as non-operating income. The gains consisted of the initial cash payment of $25.0 million received from Federated, partially offset by a gain contingency of $7.5 million and by approximately $4.7 million and $5.0 million of transaction expenses during the three-month and six-month periods ended June 30, 2005, respectively. The gain contingency was a “clawback” provision that would have required us to pay Federated up to $7.5 million if average daily transferred assets for the six-month period ended June 29, 2006 fell below a certain percentage of initial assets transferred at closing. We were not required to make a payment under the clawback provision and, accordingly, we recognized a gain of $7.5 million during the second quarter of 2006.

During the three-month and six-month periods ended June 30, 2006, $2.3 million and $5.8 million, respectively, of contingent payments were earned.

10.	Compensatory Unit Award and Option Plans

In 1988, we established an employee unit option plan (the “Unit Option Plan”), under which options to buy Holding Units were granted to certain key employees. Options were granted for terms of up to ten years and each option has an exercise price of not less than the fair market value of Holding Units on the date of grant. Options are exercisable at a rate of 20% of the Holding Units subject to such options on each of the first five anniversary dates of the date of grant. No options have been granted under the Unit Option Plan since it expired in 1999.

In 1993, we established the 1993 Unit Option Plan (“1993 Plan”), under which options to buy Holding Units were granted to key employees and independent directors of the General Partner for terms of up to ten years. Each option has an exercise price of not less than the fair market value of Holding Units on the date of grant. Options are exercisable at a rate of 20% of the Holding Units subject to such options on each of the first five anniversary dates of the date of grant. No options or other awards (see Century Club Plan below) have been granted under the 1993 Plan since it expired in 2003.

In 1997, we established the 1997 Long-Term Incentive Plan (“1997 Plan”), under which options to buy Holding Units, restricted Holding Units and phantom restricted Holding Units, performance awards, and other Holding Unit-based awards may be granted to key employees and independent directors of the General Partner for terms established at the time of grant (generally ten years). Options granted to employees are generally exercisable at a rate of 20% of the Holding Units subject to such options on each of the first five anniversary dates of the date of grant; options granted to independent directors are generally exercisable at a rate of 33.3% of the Holding Units subject to such options on each of the first three anniversary dates of the date of grant. The aggregate number of Holding Units that can be the subject of options granted or that can be awarded under the 1997 Plan may not exceed 41,000,000 Holding Units. As of June 30, 2006, options to buy 10,821,816 Holding Units, net of forfeitures, had been granted and 1,036,707 Holding Units, net of forfeitures, were subject to other unit awards made under the 1997 Plan (see below). Holding Unit-based awards (including options) in respect of 29,141,477 Holding Units were available for grant as of June 30, 2006.

Index

During the second quarters of 2006 and 2005, options to buy 9,712 and 17,604 Holding Units, respectively, were granted to independent directors of the General Partner under the 1997 Plan; no options were granted to employees. The weighted average fair value of options to buy Holding Units granted during 2006 and 2005 was $12.35 and $7.04 per Holding Unit, respectively, on the date of grant, determined using the Black-Scholes option valuation model with the following assumptions:

	2006	2005

Risk-free interest rate	4.9%	3.7%
Expected cash distribution yield	6.0%	6.2%
Volatility factor	31.0%	31.0%
Expected term	6.5 years	3 years

The following table summarizes the activity in options under our various option plans:

	Holding Units	Weighted Average Exercise Price Per Holding Unit

Outstanding as of January 1, 2006	7,450,204	$40.45
Granted	9,712	$65.02
Exercised	(1,171,117)	$38.55
Forfeited	(48,100)	$38.54
Outstanding as of June 30, 2006	6,240,699	$40.86

Exercisable as of June 30, 2006	5,237,851

The following table summarizes information concerning outstanding and exercisable options as of June 30, 2006:

			Options Outstanding			Options Exercisable
Range of Exercise Prices:			Number Outstanding as of June 30, 2006	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable as of June 30, 2006	Weighted Average Exercise Price

$12.56	-	$18.47	437,400	1.22	$17.05	437,400	$17.05
25.63	-	30.25	971,500	3.05	$28.59	967,500	$28.60
32.52	-	48.50	2,455,337	5.53	$39.29	1,752,201	$41.61
50.15	-	50.56	1,305,750	5.43	$50.25	1,019,750	$50.26
51.10	-	65.02	1,070,712	4.51	$53.88	1,061,000	$53.78
$12.56	-	$65.02	6,240,699	4.64	$40.86	5,237,851	$41.30

Index

The following table summarizes the activity of unvested options during the six months ended June 30, 2006:

	Holding Units	Weighted Average Exercise Price Per Holding Unit

Unvested as of January 1, 2006	1,083,504	$38.47
Granted	9,712	$65.02
Vested	(42,268)	$42.87
Forfeited	(48,100)	$38.54
Unvested as of June 30, 2006	1,002,848	$38.54

The total fair value of options vested during 2006 was $1.8 million.

Under the fair value method, compensation expense is measured at the grant date based on the estimated fair value of the options awarded (determined using the Black-Scholes option valuation model) and is recognized over the vesting period. We recorded compensation expense relating to the option plans of $0.6 million and $1.2 million, respectively, for the three-month and six-month periods ended June 30, 2006, and $0.5 million and $1.1 million for the corresponding periods in 2005. As of June 30, 2006, there was $3.0 million of compensation cost related to unvested share-based compensation arrangements granted under the option plans for unvested awards not yet recognized. That cost is expected to be recognized over a weighted average period of 1.2 years.

Other Unit Awards

Restricted Units

In May 2005, restricted Holding Units (“Restricted Units”) were first awarded to the independent directors of the General Partner, and we expect such grants to occur annually. The Restricted Units give the directors, in most instances, all the rights of other Holding Unitholders subject to such restrictions on transfer as the Board of Directors of the General Partner may impose. We awarded 1,848 Restricted Units in the second quarter of 2006. All of the Restricted Units vest on the third anniversary of grant date or immediately upon a Board member’s resignation. As a result, we fully expensed the awards in the second quarter of 2006. As of June 30, 2006, 3,170 Restricted Units, net of distributions made upon retirement of two directors, were outstanding.

Century Club Plan

In 1993, we established the Century Club Plan, under which employees whose primary responsibilities are to assist in the distribution of company-sponsored mutual funds and who meet certain sales targets are eligible to receive an award of Holding Units. Awards vest ratably over three years and are amortized as employee compensation expense. In the first quarter of 2006, awards totaling 36,020 Holding Units, with a market value on the date of award of approximately $2.3 million, were granted under the Century Club Plan.

The following table summarizes the activity of unvested Century Club units during the six months ended June 30, 2006:

Holding Units

Unvested as of January 1, 2006	53,250
Granted	36,020
Vested	(25,855)
Forfeited	(1,135)
Unvested as of June 30, 2006	62,280

We recorded compensation expense relating to the Century Club Plan of $0.5 million and $0.7 million for the three-month and six-month periods ended June 30, 2006, and $0.3 million and $0.5 million for the corresponding periods in 2005. As of June 30, 2006, there was $3.0 million of compensation cost related to unvested share-based compensation arrangements granted under the Century Club Plan not yet recognized. That cost is expected to be recognized over a weighted average period of 2.1 years.

Index

Pre-1999 Partners Compensation Plan Conversion
We maintain an unfunded, non-qualified deferred compensation plan known as the Amended and Restated AllianceBernstein Partners Compensation Plan (the “Partners Compensation Plan”), under which awards may be granted to eligible employees. Through December 31, 2005, liabilities for outstanding cash awards granted from 1995 through 1998 increased or decreased in accordance with a formula based on our earnings growth rate (“Pre-1999 Awards”). Effective January 1, 2006, Pre-1999 Award account balances were notionally invested in Holding Units or a money market fund, or a combination of both, at the election of the participant and are no longer subject to the earnings-based formula. As a result, Holding issued 834,864 Holding Units in January 2006, with a market value on that date of approximately $47.2 million.

11.	Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN No. 48”), “Accounting for Uncertainty in Income Taxes”, an interpretation of FASB Statement 109. FIN No. 48 requires that the effects of a tax position be recognized in the financial statements only if, as of the reporting date, it is “more likely than not” to be sustained based solely on its technical merits. In making this assessment, a company must assume that the taxing authority will examine the tax position and have full knowledge of all relevant information. FIN No. 48 is effective January 1, 2007. Management is currently evaluating the impact that FIN No. 48 will have on the Company’s consolidated financial condition, results of operations and cash flows.

Index

Report of Independent Registered Public Accounting Firm

To the General Partner and Unitholders
AllianceBernstein L.P.

We have reviewed the accompanying condensed consolidated statement of financial condition of AllianceBernstein L.P. and its subsidiaries as of June 30, 2006, and the related condensed consolidated statements of income and changes in partners’ capital and comprehensive income for each of the three-month and six-month periods ended June 30, 2006 and the condensed consolidated statement of cash flows for the six-month period ended June 30, 2006. These interim financial statements are the responsibility of the management of AllianceBernstein Corporation, the General Partner.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

/s/ PricewaterhouseCoopers LLP
New York, New York
August 4, 2006

Index

Report of Independent Registered Public Accounting Firm

The General Partner and Unitholders
AllianceBernstein L.P.

We have reviewed the condensed consolidated statement of financial condition of AllianceBernstein L.P., formerly known as Alliance Capital Management L.P., as of June 30, 2005, and the related condensed consolidated statements of income, changes in partners’ capital and comprehensive income for the three-month and six-month periods ended June 30, 2005, and the related condensed consolidated statements of cash flows for the six-month period ended June 30, 2005. These condensed consolidated financial statements are the responsibility of the management of AllianceBernstein Corporation, formerly known as Alliance Capital Management Corporation, the General Partner.

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
August 4, 2005

Index

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Equity capital markets weakened midway through the second quarter of 2006, especially in growth equities and emerging markets, as inflation fears, interest rate increases and slowing economic growth heightened investor anxiety. Our investment performance was generally disappointing in the second quarter of 2006, particularly in our Growth and Emerging Market equity portfolios, although returns in Value Equities and Fixed Income were satisfactory. Despite this downturn, we believe these current market conditions have created noteworthy investment opportunity, particularly in Growth stocks. Our long-term performance, moreover, remains competitive.

Our assets under management increased $109 billion (or 21%) to $625 billion since the second quarter of 2005. Strong organic growth occurred across all channels and actively managed investment services.

Our Institutional Investments channel continued to experience strong net asset inflows into global and international services, with our Core/Blend Equity Services accounting for approximately one-third of all new assets. Approximately 80% of new fundings were attributable to global and international services. Furthermore, we have established a dedicated team to focus on defined contribution plan opportunities.

Our Retail channel experienced positive net flows for the fourth consecutive quarter. Wealth Strategies services reached nearly $6.5 billion in assets, with U.S. services comprising $4.3 billion and global services comprising $2.2 billion. Lastly, a well-known industry website ranked our CollegeBoundfund the number 1 college savings plan based on performance; the fund now has $6.8 billion in assets under management.

Although we believe the firm is well-positioned overall, slower growth in asset inflows is anticipated in the period ahead, as difficult capital market conditions will likely weigh on retail flows. The backlog of new but unfunded institutional mandates, while still substantial, has declined from the record high levels reached earlier this year.

Our Private Client channel also experienced strong net asset inflows for the quarter. During the second quarter of 2006, we increased our number of financial advisors by 10 (or 4%) to 280 and we opened our first non-U.S. office in London in July.

Institutional Research Services continued to gain market share and volume from the continued strength of our research franchise and growing client interest in our algorithmic trading platform. This revenue growth has occurred despite industry-wide pricing declines. We received high marks for research quality in two leading European research surveys - thus reinforcing our strong market position. Lastly, we launched coverage of European medical devices/supplies, European luxury goods, and European retail.

Assets Under Management

Effective January 1, 2006, we transferred certain client accounts to different distribution channels due to changes in how we service these accounts, which are reflected as transfers in the tables below.

Assets under management by distribution channel were as follows (in billions):

	As of June 30,
	2006	2005	$ Change	% Change

Institutional Investments	$396.0	$316.7	$79.3	25.0%
Retail	146.4	132.0	14.4	10.9
Private Client	82.8	67.3	15.5	23.1
Total	$625.2	$516.0	$109.2	21.2

Index

Assets under management by investment service were as follows (in billions):

	As of June 30,
	2006	2005	$ Change	% Change
Growth Equity:
U.S.	$77.7	$76.0	$1.7	2.3%
Global & international	79.3	46.9	32.4	69.2
	157.0	122.9	34.1	27.8
Value Equity:
U.S.	107.7	102.3	5.4	5.3
Global & international	164.7	99.9	64.8	64.8
	272.4	202.2	70.2	34.7
Fixed Income:
U.S.	105.8	112.3	(6.5)	(5.7)
Global & international	60.0	49.9	10.1	20.1
	165.8	162.2	3.6	2.2
Index/Structured:
U.S.	24.7	23.9	0.8	2.9
Global & international	5.3	4.8	0.5	11.9
	30.0	28.7	1.3	4.4
Total:
U.S.	315.9	314.5	1.4	0.5
Global & international	309.3	201.5	107.8	53.5
Total	$625.2	$516.0	$109.2	21.2

Changes in assets under management for the three-month period ended June 30, 2006 were as follows (in billions):

	Distribution Channel				Investment Service
	Institutional Investments	Retail	Private Client	Total	Growth Equity	Value Equity	Fixed Income	Index/ Structured	Total

Balance as of April 1, 2006	$389.9	$145.9	$81.8	$617.6	$159.4	$263.0	$164.4	$30.8	$617.6
Long-term flows:
Sales/new accounts	15.5	13.3	4.0	32.8	10.6	15.9	5.8	0.5	32.8
Redemptions/terminations	(3.3)	(7.9)	(0.7)	(11.9)	(3.7)	(3.8)	(3.5)	(0.9)	(11.9)
Cash flow/unreinvested dividends	(2.5)	(0.7)	(0.8)	(4.0)	(0.3)	(2.4)	(1.3)	—	(4.0)
Net long-term inflows/ (outflows)	9.7	4.7	2.5	16.9	6.6	9.7	1.0	(0.4)	16.9
Acquisition	0.3	0.1	—	0.4	0.3	—	0.1	—	0.4
Market (depreciation)/ appreciation	(3.9)	(4.3)	(1.5)	(9.7)	(9.3)	(0.3)	0.3	(0.4)	(9.7)
Net change	6.1	0.5	1.0	7.6	(2.4)	9.4	1.4	(0.8)	7.6
Balance as of June 30, 2006	$396.0	$146.4	$82.8	$625.2	$157.0	$272.4	$165.8	$30.0	$625.2

Changes in assets under management for the six-month period ended June 30, 2006 were as follows (in billions):

	Distribution Channel				Investment Service
	Institutional Investments	Retail	Private Client	Total	Growth Equity	Value Equity	Fixed Income	Index/ Structured	Total

Balance as of Jan 1, 2006	$358.6	$145.1	$74.9	$578.6	$146.2	$238.2	$164.1	$30.1	$578.6
Long-term flows:
Sales/new accounts	26.7	24.5	8.0	59.2	21.0	26.9	10.5	0.8	59.2
Redemptions/terminations	(5.7)	(15.3)	(1.4)	(22.4)	(7.8)	(7.1)	(6.4)	(1.1)	(22.4)
Cash flow/unreinvested dividends	(5.8)	(0.7)	(1.4)	(7.9)	(0.8)	(4.7)	(1.5)	(0.9)	(7.9)
Net long-term inflows/ (outflows)	15.2	8.5	5.2	28.9	12.4	15.1	2.6	(1.2)	28.9
Acquisition	0.3	0.1	—	0.4	0.3	—	0.1	—	0.4
Transfers	7.9	(9.1)	1.2	—	—	—	—	—	—
Market appreciation/ (depreciation)	14.0	1.8	1.5	17.3	(1.9)	19.1	(1.0)	1.1	17.3
Net change	37.4	1.3	7.9	46.6	10.8	34.2	1.7	(0.1)	46.6
Balance as of June 30, 2006	$396.0	$146.4	$82.8	$625.2	$157.0	$272.4	$165.8	$30.0	$625.2

Index

Changes in assets under management for the twelve-month period ended June 30, 2006 were as follows (in billions):

	Distribution Channel				Investment Service
	Institutional Investments	Retail	Private Client	Total	Growth Equity	Value Equity	Fixed Income	Index/ Structured	Total

Balance as of July 1, 2005	$316.7	$132.0	$67.3	$516.0	$122.9	$202.2	$162.2	$28.7	$516.0
Long-term flows:
Sales/new accounts	49.7	41.7	13.3	104.7	38.1	45.2	20.4	1.0	104.7
Redemptions/terminations	(12.2)	(28.2)	(2.8)	(43.2)	(16.6)	(12.8)	(12.1)	(1.7)	(43.2)
Cash flow/unreinvested dividends	(6.1)	(1.3)	(2.4)	(9.8)	(3.0)	(3.4)	(2.4)	(1.0)	(9.8)
Net long-term inflows/ (outflows)	31.4	12.2	8.1	51.7	18.5	29.0	5.9	(1.7)	51.7
Acquisition	0.3	0.1	—	0.4	0.3	—	0.1	—	0.4
Dispositions	(1.4)	(0.3)	—	(1.7)	(1.2)	—	(0.5)	—	(1.7)
Transfers	8.5	(9.2)	0.7	—	—	—	—	—	—
Market appreciation/ (depreciation)	40.5	11.6	6.7	58.8	16.5	41.2	(1.9)	3.0	58.8
Net change	79.3	14.4	15.5	109.2	34.1	70.2	3.6	1.3	109.2
Balance as of June 30, 2006	$396.0	$146.4	$82.8	$625.2	$157.0	$272.4	$165.8	$30.0	$625.2

Average assets under management by distribution channel and investment service were as follows (in billions):

	Three Months Ended				Six Months Ended
	6/30/06	6/30/05	$ Change	% Change	6/30/06	6/30/05	$ Change	% Change

Distribution Channel:
Institutional Investments	$395.9	$312.2	$83.7	26.8%	$387.2	$312.1	$75.1	24.1%
Retail	146.9	144.4	2.5	1.7	145.7	152.2	(6.5)	(4.3)
Private Client	82.6	65.8	16.8	25.4	80.6	65.2	15.4	23.7
Total	$625.4	$522.4	$103.0	19.7	$613.5	$529.5	$84.0	15.9

	Three Months Ended				Six Months Ended
	6/30/06	6/30/05	$ Change	% Change	6/30/06	6/30/05	$ Change	% Change

Investment Service:
Growth Equity	$158.8	$119.5	$39.3	32.9%	$156.4	$120.3	$36.1	30.0%
Value Equity	270.4	196.3	74.1	37.7	261.2	195.3	65.9	33.7
Fixed Income	165.4	177.9	(12.5)	(7.0)	165.2	184.8	(19.6)	(10.6)
Index/Structured	30.8	28.7	2.1	7.3	30.7	29.1	1.6	5.7
Total	$625.4	$522.4	$103.0	19.7	$613.5	$529.5	$84.0	15.9

Index

Consolidated Results of Operations

We provide diversified investment management and related services globally to a broad range of clients. Substantially all of our expenses directly support our revenue-producing activities. Costs are gathered and analyzed consistent with the expense line items presented in the income statement for the purpose of making management decisions. Accordingly, the presentation of our condensed consolidated statements of income is analogous to a single-step income statement which does not distinguish between the cost of services provided to clients and selling or overhead expenses, but rather separately identifies individually significant elements of revenues and costs and expenses.

	Three Months Ended				Six Months Ended
	6/30/06	6/30/05	$ Change	% Change	6/30/06	6/30/05	$ Change	% Change
	(in millions, except per unit amounts)

Net revenues	$933.3	$756.3	$177.0	23.4%	$1,829.0	$1,506.8	$322.2	21.4%
Expenses	669.8	556.8	113.0	20.3	1,325.7	1,128.3	197.4	17.5
Operating income	263.5	199.5	64.0	32.1	503.3	378.5	124.8	33.0
Non-operating income	9.7	12.3	(2.6)	(21.0)	13.2	12.0	1.2	9.8
Income before income taxes	273.2	211.8	61.4	29.0	516.5	390.5	126.0	32.3
Income taxes	12.1	13.8	(1.7)	(11.8)	27.8	24.0	3.8	15.9
Net income	$261.1	$198.0	$63.1	31.9	$488.7	$366.5	$122.2	33.3

Diluted net income per unit	$0.99	$0.76	$0.23	30.3	$1.86	$1.42	$0.44	31.0

Distributions per unit	$0.99	$0.76	$0.23	30.3	$1.86	$1.39	$0.47	33.8

Pre-tax margin (1)	29.3%	28.0%			28.2%	25.9%

(1)	Income before income taxes as a percentage of net revenues.

Net income for the three-month and six-month periods ended June 30, 2006 increased 31.9% and 33.3%, respectively, from the corresponding periods in 2005. This increase was primarily due to higher investment advisory and services fees, and institutional research services revenues, partially offset by higher employee compensation and benefits expenses and higher general and administrative expenses.

Index

Net Revenues

The following table summarizes the components of total net revenues:

	Three Months Ended				Six Months Ended
	6/30/06	6/30/05	$ Change	% Change	6/30/06	6/30/05	$ Change	% Change
	(in millions)

Investment advisory and services fees:
Institutional Investments:
Base fees	$271.5	$192.0	$79.5	41.4%	$523.3	$379.0	$144.3	38.1%
Performance fees	36.6	24.7	11.9	48.6	50.1	31.4	18.7	59.6
	308.1	216.7	91.4	42.2	573.4	410.4	163.0	39.7

Retail:
Base fees	192.9	162.9	30.0	18.5	379.6	345.3	34.3	9.9
Performance fees	(0.1)	(0.1)	-	-	(0.2)	-	(0.2)	n/m
	192.8	162.8	30.0	18.5	379.4	345.3	34.1	9.9

Private Client:
Base fees	189.0	149.7	39.3	26.3	364.4	289.9	74.5	25.7
Performance fees	0.3	(0.4)	0.7	n/m	(0.3)	0.6	(0.9)	n/m
	189.3	149.3	40.0	26.8	364.1	290.5	73.6	25.4

Total:
Base fees	653.4	504.6	148.8	29.5	1,267.3	1,014.2	253.1	25.0
Performance fees	36.8	24.2	12.6	52.2	49.6	32.0	17.6	54.9
	690.2	528.8	161.4	30.5	1,316.9	1,046.2	270.7	25.9

Distribution revenues	104.5	97.8	6.7	6.9	207.3	205.6	1.7	0.8
Institutional research services	102.6	80.4	22.2	27.5	198.4	174.4	24.0	13.7
Dividend and interest income	61.5	30.6	30.9	100.6	116.8	55.7	61.1	109.6
Investment gains (losses)	(15.5)	6.8	(22.3)	n/m	10.7	1.1	9.6	n/m
Other revenues	35.9	32.0	3.9	12.5	69.5	60.9	8.6	14.2
Total revenues	979.2	776.4	202.8	26.1	1,919.6	1,543.9	375.7	24.3
Less: Interest expense	45.9	20.1	25.8	128.2	90.6	37.1	53.5	144.3
Net Revenues	$933.3	$756.3	$177.0	23.4	$1,829.0	$1,506.8	$322.2	21.4

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

Brokerage transaction charges earned by SCB LLC for certain private client and institutional investment client transactions previously recorded as investment advisory and services fees are now recorded as Institutional Research Services revenue. Prior period amounts have been reclassified to conform to the current period’s presentation.

For the three-month and six-month periods ended June 30, 2006, our investment advisory and services fees increased 30.5% and 25.9%, respectively, from the corresponding periods in 2005, primarily due to increases of 19.7% and 15.9% in average assets under management resulting from net asset inflows in both periods and market appreciation experienced in the six-month period. For the three-month and six-month periods ended June 30, 2006, performance fees aggregated $36.8 million and $49.6 million, respectively, a respective increase of $12.6 million and $17.6 million in comparison with the corresponding periods in 2005. The increases were primarily a result of our out-performance relative to benchmarks in Institutional Growth, Value, and Core/Blend Equity Services.

Index

Institutional Investments investment advisory and services fees for the three-month and six-month periods ended June 30, 2006 increased $91.4 million (or 42.2%) and $163.0 million (or 39.7%), respectively, from the corresponding periods in 2005, primarily as a result of increases in assets under management and favorable mix, reflecting increases in global and international average assets under management of 63.0% and 57.4%, respectively, where base-fee rates are generally higher than domestic rates.

Retail investment advisory and services fees for the three-month and six-month periods ended June 30, 2006 increased by $30.0 million (or 18.5%) and $34.1 million (or 9.9%), respectively, primarily reflecting increases in global and international average assets under management of 34.9% and 32.0%, respectively, partially offset by the disposition of our cash management services during the second quarter of 2005.

Private Client investment advisory and services fees for the three-month and six-month periods ended June 30, 2006 increased by $40.0 million (or 26.8%) and $73.6 million (or 25.4%), respectively, from the corresponding periods in 2005, primarily as a result of increases in assets under management.

Distribution Revenues

AllianceBernstein Investments acts as distributor of company-sponsored mutual funds and receives distribution services fees from certain of those funds as partial reimbursement of the distribution expenses it incurs. Distribution revenues for the three-month and six-month periods ended June 30, 2006 increased $6.7 million (or 6.9%) and $1.7 million (or 0.8%), respectively, from the corresponding periods in 2005, due primarily to higher non-U.S. revenues, partially offset by the disposition of our cash management services during the second quarter of 2005.

Institutional Research Services

Institutional Research Services revenue consists principally of brokerage transaction charges received for providing in-depth research and other services to institutional investors. Beginning January 1, 2006, we report all revenues earned by SCB LLC from brokerage transactions executed for certain private clients and Institutional Investment clients of AllianceBernstein as Institutional Research Services revenues rather than as investment advisory and services fees. For the three-month and six-month periods ended June 30, 2005, we reclassified $4.5 million and $23.2 million, respectively, to conform with this approach (“Reclassification”).

Revenues from Institutional Research Services for the three-month and six-month periods ended June 30, 2006, without the effect of the Reclassification, increased $26.2 million (or 34.5%) and $46.1 million (or 30.5%), respectively, from the corresponding periods in 2005. The increases reflect an increase in U.S. and Pan-European market share, partly offset by lower pricing.

The reclassified brokerage transaction charges were $0.4 million and $1.1 million, respectively, in the three-month and six-month periods ended June 30, 2006, and $4.5 million and $23.2 million, respectively, in the three-month and six-month periods ended June 30, 2005. The lower amounts in 2006 relating to the Reclassification primarily reflect a management initiative implemented during the first half of 2005 which changed the structure of investment advisory and services fees charged to private clients for our services. The restructuring eliminated transaction charges for most private clients while raising base fees.

Recent declines in commission rates charged by broker-dealers are likely to continue and may accelerate. Increasing use of electronic trading systems (which permit investors to execute securities transactions at a fraction of typical full-service broker-dealer charges) and pressure exerted by funds and institutional investors are likely to result in continuing, perhaps significant, declines in commission rates, which would, in turn, reduce the revenues generated by our Institutional Research Services.

Index

Dividend and Interest Income and Interest Expense

Dividend and interest income consists of investment income, and interest income earned on securities loaned to brokers and dealers. Interest expense is incurred on securities borrowed. Dividend and interest, net of interest expense, for the three-month and six-month periods ended June 30, 2006, increased $5.1 million and $7.6 million, respectively, from the corresponding periods in 2005. The increases were due primarily to higher average customer credit balances in 2006.

Investment Gains (Losses)

For the three-month and six-month periods ended June 30, 2006, investment gains (losses), consisting of realized and unrealized gains or losses on investments related to deferred compensation plan obligations and other investments, decreased $22.3 million and increased $9.6 million, respectively, from the corresponding periods in 2005. The decrease for the three-month period was due primarily to negative equity market performance in the second quarter of 2006 resulting in mark-to-market losses on investments related to deferred compensation plan obligations compared to gains in the comparable three-month period of 2005. The increase for the six-month period was due primarily to strong equity market performance in the first quarter of 2006.

Expenses

The following table summarizes the components of expenses:

	Three Months Ended				Six Months Ended
	6/30/06	6/30/05	$ Change	% Change	6/30/06	6/30/05	$ Change	% Change
	(in millions)
Employee compensation and benefits	$373.8	$308.7	$65.1	21.1%	$744.1	$593.7	$150.4	25.3%
Promotion and servicing	156.3	155.3	1.0	0.6	302.6	330.4	(27.8)	(8.4)
General and administrative	127.7	81.3	46.4	57.1	254.3	181.2	73.1	40.4
Interest	6.8	6.3	0.5	8.7	14.3	12.6	1.7	13.6
Amortization of intangible assets	5.2	5.2	—	—	10.4	10.4	—	—
Total	$669.8	$556.8	$113.0	20.3	$1,325.7	$1,128.3	$197.4	17.5

Employee Compensation and Benefits

We had 4,588 full-time employees at June 30, 2006 compared to 4,118 at June 30, 2005. Employee compensation and benefits, which represent approximately 55.8% and 56.1% of total expenses in the three-month and six-month periods ended June 30, 2006, respectively, include base compensation, commissions, fringe benefits, cash and deferred incentive compensation, and other employment costs.

Base compensation, fringe benefits and other employment costs for the three-month and six-month periods ended June 30, 2006 increased $19.4 million, or 17.1%, and $36.6 million, or 16.5%, respectively, from the corresponding periods in 2005, primarily as a result of increased headcount, annual merit salary increases, and higher fringe benefits reflecting increased compensation levels. Incentive compensation for the three-month and six-month periods ended June 30, 2006, increased $18.6 million, or 14.5%, and $60.9 million, or 25.1%, respectively, from the corresponding periods in 2005, primarily as a result of higher earnings. In comparison with the corresponding periods in 2005, commission expense for the three-month and six-month periods ended June 30, 2006 was higher by $27.1 million, or 40.4%, and by $52.9 million, or 41.0%, respectively, due to higher sales across all distribution channels and Institutional Research Services.

Promotion and Servicing

Promotion and servicing expenses, which represent approximately 23.3% and 22.8% of total expenses for the three-month and six-month periods ended June 30, 2006, respectively, include distribution plan payments to financial intermediaries for distribution of company-sponsored mutual funds and cash management services products (in 2005) and amortization of deferred sales commissions paid to financial intermediaries for the sale of back-end load shares. See Capital Resources and Liquidity in this Item 2 and Note 5 of AllianceBernstein’s condensed consolidated financial statements contained in Item 1 of this Form 10-Q for further discussion of the disposition of cash management services and amortization of deferred sales commissions. Also included in this expense category are costs related to travel and entertainment, advertising, promotional materials, and investment meetings and seminars for financial intermediaries that distribute our mutual fund products.

Index

Promotion and servicing expenses for the three-month and six-month periods ended June 30, 2006 increased $1.0 million, or 0.6%, and decreased $27.8 million, or 8.4%, respectively, from the corresponding period in 2005. The decrease for the six-month period was primarily due to lower amortization of deferred sales commissions as a result of lower sales of back-end load shares and to lower distribution plan payments due to the disposition of cash management services.

General and Administrative

General and administrative expenses, which represented approximately 19.1% and 19.2% of total expenses for the three-month and six-month periods ended June 30, 2006, respectively, are costs related to operations, including technology, professional fees, occupancy, communications, and similar expenses. General and administrative expenses for the three-month period ended June 30, 2006 increased $46.4 million, or 57.1%, from the three-month period ended June 30, 2005, and, during the six-month period ended June 30, 2006, increased $73.1 million, or 40.4%, from the six-month period ended June 30, 2005.

Occupancy costs increased as a result of the expansion of certain private client offices in the U.S., increased office space in New York, and new office space in London, Hong Kong and Shanghai. Legal costs increased, reflecting both our continued efforts to resolve outstanding litigation in 2006 and an $18.3 million insurance recovery we received during the second quarter of 2005. Other increases in general and administrative expenses include higher market data services and data processing costs.

Interest on Borrowings

Interest is incurred on AllianceBernstein’s borrowings. Interest on borrowings for the three-month and six-month periods ended June 30, 2006 increased $0.5 million, or 8.7%, and $1.7 million, or 13.6%, respectively, in comparison with the corresponding periods in 2005, primarily as a result of higher short term borrowing levels in 2006.

Non-operating Income

Non-operating income consists primarily of the gain from the disposition of our cash management services in the second quarter of 2005 as discussed in Note 9 of this Form 10-Q. Non-operating income for the three-month and six-month periods ended June 30, 2006 decreased $2.6 million, or 21.0%, and increased $1.2 million, or 9.8%, respectively, compared to the corresponding periods in 2005. The second quarter of 2006 reflects the recognition of a $7.5 million gain contingency (resulting from the expiration of a “clawback” provision during the quarter), as well as $2.3 million of annual contingent payments earned. The gain of $12.3 million recognized in the second quarter of 2005 consisted of the initial cash consideration received less the gain contingency and transaction expenses. Annual contingent payments earned in the six-month period ended June 30, 2006 were $5.8 million.

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

Income tax expense for the three-month and six-month periods ended June 30, 2006 decreased $1.7 million, or 11.8%, and increased $3.8 million, or 15.9%, respectively, in comparison with the corresponding periods in 2005. The decrease for the three-month period is a result of a lower effective tax rate, partially offset by higher taxable income. The increase for the six-month period reflects higher taxable income, partially offset by a lower effective tax rate.

Index

CAPITAL RESOURCES AND LIQUIDITY

The following table identifies selected items relating to capital resources and liquidity:

	Six Months Ended June 30,
	2006	2005	% Change
	(in millions)

Partners’ capital, as of June 30	$4,375.8	$4,201.1	4.2%
Cash flow from operations	749.9	243.5	208.0
Purchases of investments	(42.0)	(6.7)	529.9
Capital expenditures	(49.6)	(46.7)	6.2
Cash distributions	(517.2)	(393.1)	31.6
Purchases of Holding Units	(18.4)	(6.9)	165.4
Issuance of Holding Units	47.2	—	n/m
Additional investments by Holding with proceeds from exercise of compensatory options to buy Holding Units	45.6	27.5	66.0
Issuance (repayment) of commercial paper, net	5.4	(0.2)	n/m

Partners’ capital increased $55.1 million (or 1.3%) and $73.2 million (or 1.7%) for the three-month and six-month periods ended June 30, 2006, respectively. The increase for the three-month and six-month periods was primarily due to net income, amortization of deferred compensation expense, and the additional investment by Holding with proceeds from exercise of compensatory options to buy Holding Units, partly offset by cash distributions to the General Partner and unitholders, and purchases of Holding Units to fund deferred compensation plans. The increase for the six-month period was also attributable to the additional investment by Holding through issuance of Holding Units in exchange for earnings-based awards made under the Partners Compensation Plan.

AllianceBernstein is required to distribute all of its Available Cash Flow, as defined in the AllianceBernstein Partnership Agreement, to its unitholders and the General Partner. See Note 2 of AllianceBernstein’s condensed consolidated financial statements contained in Item 1 of this Form 10-Q for a description of Available Cash Flow.

Cash and cash equivalents of $817.3 million as of June 30, 2006 increased by $163.1 million from $654.2 million at December 31, 2005. Cash inflows were primarily provided from operations, the additional investment by Holding with proceeds from exercise of compensatory options for Holding Units, and the issuance of commercial paper. Significant cash outflows were cash distributions to the General Partner and unitholders, purchases of investments, capital expenditures, purchases of Holding Units to fund deferred compensation plans, and the purchase of the remaining interest of our joint venture in Hong Kong.

Contingent Deferred Sales Charge

See Note 5 of AllianceBernstein’s condensed consolidated financial statements contained in Item 1 of this Form 10-Q.

Index

Debt and Credit Facilities

Total available credit, debt outstanding, and weighted average interest rates as of June 30, 2006 and December 31, 2005 were as follows:

	June 30, 2006			December 31, 2005
	Credit Available	Debt Outstanding	Interest Rate	Credit Available	Debt Outstanding	Interest Rate
	(in millions)
Senior Notes	$600.0	$399.9	5.6%	$600.0	$399.7	5.6%
Commercial paper(1)	800.0	7.0	5.3	425.0	—	—
Revolving credit facility(1)	—	—	—	375.0	—	—
Extendible commercial notes	100.0	—	—	100.0	—	—
Other	—	8.0	3.7	—	7.6	4.6
Total	$1,500.0	$414.9	5.6	$1,500.0	$407.3	5.6

(1)
Our revolving credit facility supports our commercial paper program; amounts borrowed under the commercial paper program reduce amounts available for other purposes under the revolving credit facility on a dollar-for-dollar basis.

In August 2001, we issued $400 million 5.625% Notes (“Senior Notes”) pursuant to a shelf registration statement under which we may issue up to $600 million in senior debt securities. The Senior Notes mature in August 2006. The proceeds from the Senior Notes were used to reduce commercial paper and credit facility borrowings and for other general partnership purposes. We intend to use cash flow from operations as well as proceeds from the issuance of commercial paper to retire the Senior Notes at maturity.

In February 2006, we entered into an $800 million five-year revolving credit facility with a group of commercial banks and other lenders. The revolving credit facility is intended to provide back-up liquidity for our commercial paper program, which we increased from $425 million to $800 million in May 2006. Under the revolving credit facility, the interest rate, at our option, is a floating rate generally based upon a defined prime rate, a rate related to the London Interbank Offered Rate (LIBOR) or the Federal Funds rate. The revolving credit facility contains covenants which, among other things, require us to meet certain financial ratios. We were in compliance with the covenants as of June 30, 2006.

As of June 30, 2006, we maintained a $100 million extendible commercial notes (“ECN”) program as a supplement to our commercial paper program. ECNs are short-term uncommitted debt instruments that do not require back-up liquidity support.

In 2006, SCB LLC entered into four separate uncommitted credit facility agreements with various banks, each for $100 million. As of June 30, 2006, there were no amounts outstanding under these credit facilities.

Our substantial capital base and access to public and private debt, at competitive terms, should provide adequate liquidity for our general business needs. Management believes that cash flow from operations and the issuance of debt and AllianceBernstein Units or Holding Units will provide us with the resources to meet our financial obligations.

Acquisition

On May 2, 2006, we purchased the 50% interest in our Hong Kong joint venture (including its wholly-owned Taiwanese subsidiary) owned by our joint venture partner for a cost of $16.1 million, net of cash acquired. The effect of this acquisition was not material to our consolidated financial condition, results of operations or cash flows.

Dispositions

In June 2005, AllianceBernstein and Federated completed a transaction pursuant to which Federated acquired our cash management services. See Note 9 of AllianceBernstein’s condensed consolidated financial statements contained in Item 1 of this Form 10-Q for a discussion of this transaction.

Index

In addition to the initial cash payment, the total consideration included annual contingent purchase price payments payable over a five-year period ending in 2010, which we estimate will total $68.0 million, and a final contingent $10.0 million payment, which is based on comparing revenues generated by applicable assets during the fifth year following the closing of the transaction to the revenues generated by those assets during a specified period prior to the closing of the transaction.

The annual contingent purchase price payments are calculated as a percentage of revenues, less certain expenses, directly attributed to these assets and certain other assets of our former cash management clients transferred to Federated. Income is accrued as earned. The contingent payments received from Federated in the five years following the closing of the transaction are expected to largely offset the loss of a profit contribution from managing the cash in money market fund customer accounts. As a result, this transaction is not expected to have a material impact on future results of operations, cash flow or liquidity during that period.

The gain we recorded in the second quarter of 2005 was net of a gain contingency of $7.5 million. The gain contingency was a “clawback” provision that would have required us to pay Federated up to $7.5 million if average daily transferred assets for the six-month period ended June 29, 2006 fell below a certain percentage of initial assets transferred at closing. We were not required to make a payment under the clawback provision, and as such, we recognized a gain of $7.5 million during the second quarter of 2006. We recorded the gains from this transaction in non-operating income in the condensed consolidated statements of income.

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

Deferred Sales Commission Asset

Management tests the deferred sales commission asset for recoverability quarterly. Significant assumptions utilized to estimate the company’s future average assets under management and undiscounted future cash flows from back-end load shares include expected future market levels and redemption rates. Market assumptions are selected using a long-term view of expected average market returns based on historical returns of broad market indices. As of June 30, 2006, management used average market return assumptions of 5% for fixed income and 8% for equity to estimate annual market returns. Higher actual average market returns would increase undiscounted future cash flows, while lower actual average market returns would decrease undiscounted future cash flows. Future redemption rate assumptions ranging from 23% to 26% were determined by reference to actual redemption experience over the five-year, three-year, one-year and current periods ended June 30, 2006, calculated as a percentage of the company’s average assets under management represented by back-end load shares. An increase in the actual rate of redemptions would decrease undiscounted future cash flows, while a decrease in the actual rate of redemptions would increase undiscounted future cash flows. These assumptions are reviewed and updated quarterly. Estimates of undiscounted future cash flows and the remaining life of the deferred sales commission asset are made from these assumptions and the aggregate undiscounted future cash flows are compared to the recorded value of the deferred sales commission asset. Management considers the results of these analyses performed at various dates. As of June 30, 2006, management determined that the deferred sales commission asset was not impaired. If management determines in the future that the deferred sales commission asset is not recoverable, an impairment condition would exist and a loss would be measured as the amount by which the recorded amount of the asset exceeds its estimated fair value. Estimated fair value is determined using management’s best estimate of future cash flows discounted to a present value amount.

Index

Goodwill

As a result of the adoption of SFAS No. 142, goodwill is tested at least annually, as of September 30, for impairment. Significant assumptions are required in performing goodwill impairment tests. Such tests include determining whether the estimated fair value of AllianceBernstein, the reporting unit, exceeds its book value. There are several methods of estimating AllianceBernstein’s fair value, which includes valuation techniques such as market quotations and discounted expected cash flows. In developing estimated fair value using a discounted cash flow valuation technique, business growth rate assumptions are applied over the estimated life of the goodwill asset and the resulting expected cash flows are discounted to arrive at a present value amount that approximates fair value. These assumptions consider all material events that have impacted, or that we believe could potentially impact, future discounted expected cash flows. As of September 30, 2005, the impairment test indicated that goodwill was not impaired. Also, as of June 30, 2006, management believes that goodwill was not impaired. However, future tests may be based upon different assumptions which may or may not result in an impairment of this asset. Any impairment could reduce materially the recorded amount of the goodwill asset with a corresponding charge to our earnings.

Intangible Assets

Acquired intangibles are recognized at fair value and amortized over their estimated useful lives of twenty years. Intangible assets are evaluated for impairment quarterly. A present value technique is applied to management’s best estimate of future cash flows to estimate the fair value of intangible assets. Estimated fair value is then compared to the recorded book value to determine whether an impairment is indicated. The estimates used include estimating attrition factors of customer accounts, asset growth rates, direct expenses and fee rates. We choose assumptions based on actual historical trends that may or may not occur in the future. As of June 30, 2006, management believes that intangible assets were not impaired. However, future tests may be based upon different assumptions which may or may not result in an impairment of this asset. Any impairment could reduce materially the recorded amount of intangible assets with a corresponding charge to our earnings.

Retirement Plan

We maintain a qualified, noncontributory, defined benefit retirement plan covering current and former employees who were employed by the company in the United States prior to October 2, 2000. The amounts recognized in the consolidated financial statements related to the retirement plan are determined from actuarial valuations. Inherent in these valuations are assumptions including expected return on plan assets, discount rates at which liabilities could be settled, rates of annual salary increases, and mortality rates. The assumptions are reviewed annually and may be updated to reflect the current environment. A summary of the key economic assumptions are described in Note 14 to AllianceBernstein’s consolidated financial statements in our Form 10-K for the year ended December 31, 2005. In accordance with U.S. generally accepted accounting principles, actual results that differ from those assumed are accumulated and amortized over future periods and, therefore, affect expense recognized and liabilities recorded in future periods.

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

Index

The objective of our discount rate assumption was to reflect the rate at which the pension benefits could be effectively settled. In making this determination, we took into account the timing and amount of benefits that would be available under the plan’s lump sum option. To that effect, our methodology for selecting the discount rate as of December 31, 2005 was to match the plan’s cash flows to that of a yield curve that provides the equivalent yields on zero-coupon corporate bonds for each maturity. Benefit cash flows due in a particular year can be “settled” theoretically by “investing” them in the zero-coupon bond that matures in the same year. The discount rate is the single rate that produces the same present value of cash flows. The selection of the 5.65% discount rate as of December 31, 2005 represents the approximate mid-point (to the nearest five basis points) of the single rate under two independently constructed yield curves - one prepared by Mercer Human Resource Consulting which produced a rate of 5.73%; and one prepared by Citigroup which produced a rate of 5.54%. The discount rate as of December 31, 2004 was 5.75%. This rate was used in developing the 2005 net pension charge. A lower discount rate increases pension expense and the present value of benefit obligations. A 25 basis point adjustment, up or down, in the discount rate (along with a corresponding adjustment in the assumed lump sum interest rate) would have decreased or increased the full year 2005 net pension charge of $5.6 million by approximately $0.6 million.

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

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN No. 48”), “Accounting for Uncertainty in Income Taxes”, an interpretation of FASB Statement 109. FIN No. 48 requires that the effects of a tax position be recognized in the financial statements only if, as of the reporting date, it is “more likely than not” to be sustained based solely on its technical merits. In making this assessment, a company must assume that the taxing authority will examine the tax position and have full knowledge of all relevant information. FIN No. 48 is effective January 1, 2007. Management is currently evaluating the impact that FIN No. 48 will have on the Company’s consolidated financial condition, results of operations and cash flows.

There were no other recently issued accounting pronouncements that would have a material impact on our consolidated financial condition, results of operations or cash flows.

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

Index

The forward-looking statements referred to in the preceding paragraph include statements regarding the outcome of litigation and the effect on future earnings of the disposition of our cash management services to Federated Investors, Inc. (“Disposition”). Litigation is inherently unpredictable, and excessive damage awards do occur. Though we have stated that we do not expect certain legal proceedings to have a material adverse effect on results of operations or financial condition, any settlement or judgment on the merits of a legal proceeding could be significant, and could have a material adverse effect on our results of operations or financial condition. The effect of the Disposition on future earnings, resulting from contingent payments to be received in future periods, will depend on the amount of net revenue earned by Federated Investors, Inc. during these periods on assets under management maintained in Federated’s funds by our former cash management clients. The amount of gain ultimately realized from the Disposition depends on whether we receive a final contingent payment payable on the fifth anniversary of the closing of the transaction (see Note 9 to the attached condensed consolidated financial statements).

The forward-looking statements referred to above also include statements regarding noteworthy investment opportunity, especially in growth stocks, resulting from second quarter market turbulence, and slower growth in asset inflows in our institutional and retail distributions channels resulting from a decline from the record high levels reached earlier this year in unfunded institutional mandates and difficult capital market conditions, respectively. The actual performance of the capital markets and other factors beyond our control will affect our investment success for clients and asset inflows.

OTHER INFORMATION

With respect to the unaudited condensed consolidated interim financial information of AllianceBernstein for the three-month and six-month periods ended June 30, 2006, included in this quarterly report on Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information.  However, their separate report dated August 4, 2006 appearing herein states that they did not audit and they do not express an opinion on the unaudited condensed consolidated interim financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act for their report on the unaudited condensed consolidated interim financial information because that report is not a “report” or a “part” of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Securities Act.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to AllianceBernstein’s market risk for the quarter ended June 30, 2006.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the second quarter of 2006 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Index

Item 6.	Exhibits

15.1	Letter from PricewaterhouseCoopers LLP, our Independent Registered Public Accounting Firm, re: unaudited interim financial information.

15.2	Letter from KPMG LLP re: unaudited interim financial information.

31.1	Certification of Mr. Sanders furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Mr. Joseph furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 4, 2006	ALLIANCEBERNSTEIN L.P.

	By:	/s/ Robert H. Joseph, Jr.
Robert H. Joseph, Jr.
Senior Vice President and Chief Financial Officer