Form 10-Q
period 2006-09-30
ALLIANCEBERNSTEIN L.P.
filed 2006-11-08
CIK 1109448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

The number of units representing assignments of beneficial ownership of limited partnership interests outstanding as of September 30, 2006 was 258,118,632.

ALLIANCEBERNSTEIN L.P.

Index

Part I

FINANCIAL INFORMATION

Item 1.	Financial Statements

ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition
(in thousands)

	September 30, 2006	December 31, 2005
	(unaudited)
ASSETS
Cash and cash equivalents	$576,931	$654,168
Cash and securities segregated, at market (cost: $1,378,117 and $1,720,295)	1,378,819	1,720,809
Receivables, net:
Brokers and dealers	2,586,794	2,093,461
Brokerage clients	414,243	429,586
Fees, net	498,534	413,198
Investments	601,062	345,045
Furniture, equipment and leasehold improvements, net	272,452	236,309
Goodwill, net	2,893,029	2,876,657
Intangible assets, net	290,104	305,325
Deferred sales commissions, net	196,781	196,637
Other investments	130,305	86,369
Other assets	127,189	132,916
Total assets	$9,966,243	$9,490,480

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Payables:
Brokers and dealers	$1,086,319	$1,057,274
Brokerage clients	3,137,723	2,929,500
AllianceBernstein mutual funds	120,282	140,603
Accounts payable and accrued expenses	290,472	286,449
Accrued compensation and benefits	731,337	357,321
Debt	182,039	407,291
Minority interests in consolidated subsidiaries	13,640	9,368
Total liabilities	5,561,812	5,187,806

Commitments and contingencies (See Note 5)

Partners’ capital	4,404,431	4,302,674
Total liabilities and partners’ capital	$9,966,243	$9,490,480

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(in thousands, except per unit amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Revenues:
Investment advisory and services fees	$677,914	$545,464	$1,994,846	$1,591,619
Distribution revenues	103,810	95,174	311,096	300,734
Institutional research services	87,908	91,191	286,306	265,654
Dividend and interest income	63,680	41,378	180,470	97,104
Investment gains (losses)	18,571	22,131	29,263	23,230
Other revenues	29,794	27,247	99,314	88,139
Total revenues	981,677	822,585	2,901,295	2,366,480
Less: Interest expense	46,966	27,253	137,586	64,341
Net revenues	934,711	795,332	2,763,709	2,302,139

Expenses:
Employee compensation and benefits	375,655	327,255	1,119,782	921,016
Promotion and servicing:
Distribution plan payments	71,414	62,184	215,254	224,944
Amortization of deferred sales commissions	21,679	32,156	71,649	103,143
Other	52,771	49,959	161,585	146,645
General and administrative	132,041	93,716	386,321	274,888
Interest on borrowings	5,936	6,282	20,219	18,860
Amortization of intangible assets	5,182	5,175	15,532	15,525
	664,678	576,727	1,990,342	1,705,021

Operating income	270,033	218,605	773,367	597,118

Non-operating income	3,112	12,211	16,293	24,219

Income before income taxes	273,145	230,816	789,660	621,337

Income taxes	20,171	18,888	48,011	42,905

Net income	$252,974	$211,928	$741,649	$578,432

Net income per unit:
Basic	$0.97	$0.82	$2.85	$2.25
Diluted	$0.96	$0.82	$2.83	$2.23

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of
Changes in Partners’ Capital
and Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Partners’ capital - beginning of period	$4,375,825	$4,201,119	$4,302,674	$4,183,698
Comprehensive income:
Net income	252,974	211,928	741,649	578,432
Other comprehensive income:
Unrealized gain (loss) on investments, net	2,629	1,442	2,182	1,243
Foreign currency translation adjustment, net	(901)	(6,526)	1,471	(14,913)
Comprehensive income	254,702	206,844	745,302	564,762

Capital contributions from General Partner	772	884	2,281	2,328
Cash distributions to General Partner and unitholders	(257,718)	(195,842)	(774,885)	(588,933)
Purchases of Holding Units to fund deferred compensation plans, net	1,721	409	(16,648)	(6,511)
Additional investment by Holding through issuance of Holding Units in exchange for cash awards made under the Partners Compensation Plan	—	—	47,161	—
Compensatory Holding Unit options expense	651	525	1,828	1,644
Amortization of deferred compensation awards	10,864	13,512	33,473	42,979
Additional investment by Holding with proceeds from exercise of compensatory options to buy Holding Units	17,614	3,344	63,245	30,828
Partners’ capital - end of period	$4,404,431	$4,230,795	$4,404,431	$4,230,795

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2006	2005

Cash flows from operating activities:
Net income	$741,649	$578,432
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred sales commissions	71,649	103,142
Amortization of deferred compensation	57,031	69,112
Depreciation and other amortization	57,487	51,081
Other, net	(15,697)	(15,142)
Changes in assets and liabilities:
Decrease in segregated cash and securities	341,990	43,383
(Increase) in receivable from brokers and dealers	(482,204)	(772,018)
Decrease (increase) in receivable from brokerage clients	22,538	(110,067)
(Increase) in fees receivable, net	(80,983)	(15,765)
(Increase) in trading investments	(179,400)	(183,027)
(Increase) in deferred sales commissions	(71,791)	(52,811)
(Increase) decrease in other investments	(45,228)	5,058
Decrease (increase) in other assets	8,810	(11,356)
Increase in payable to brokers and dealers	25,522	540,195
Increase (decrease) in payable to brokerage clients	194,497	(114,739)
(Decrease) increase in payable to AllianceBernstein mutual funds	(20,330)	29,854
(Decrease) increase in accounts payable and accrued expenses	(4,342)	5,690
Increase in accrued compensation and benefits, less deferred compensation	397,856	301,284
Net cash provided by operating activities	1,019,054	452,306
Cash flows from investing activities:
Purchases of investments	(54,803)	(7,362)
Proceeds from sales of investments	2,580	12,265
Additions to furniture, equipment and leasehold improvements	(74,954)	(59,722)
Purchase of business, net of cash acquired	(16,086)	—
Net cash used in investing activities	(143,263)	(54,819)
Cash flows from financing activities:
Issuance (repayments) of commercial paper, net	169,602	(150)
Repayment of Senior Notes	(400,000)	—
Cash distributions to General Partner and unitholders	(774,885)	(588,933)
Capital contributions from General Partner	2,281	2,328
Additional investment by Holding with proceeds from exercise of compensatory options to buy Holding Units	63,245	30,828
Purchases of Holding Units to fund deferred compensation plans, net	(16,648)	(6,511)
Net cash used in financing activities	(956,405)	(562,438)
Effect of exchange rate changes on cash and cash equivalents	3,377	(10,304)
Net (decrease) in cash and cash equivalents	(77,237)	(175,255)
Cash and cash equivalents as of beginning of period	654,168	1,061,523
Cash and cash equivalents as of end of period	$576,931	$886,268
Non-cash financing activities:
Additional investment by Holding through issuance of Holding Units in exchange for cash awards made under the Partners Compensation Plan	$47,161	$—

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2006
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

•	Institutional Research Services - servicing institutional investors desiring institutional research services including in-depth research, portfolio strategy, trading, and brokerage-related services.

We also provide distribution, shareholder servicing, and administrative services to our sponsored mutual funds.

We provide a broad range of investment services with expertise in:

•	Growth equities, generally targeting stocks with under-appreciated growth potential;

•	Value equities, generally targeting stocks that are out of favor and that may trade at bargain prices;

•	Fixed income, including both taxable and tax-exempt securities;

•	Passive, including both index and enhanced index strategies; and

•	Blend strategies, combining style pure components with systematic rebalancing.

We manage these strategies using various investment disciplines, including market capitalization (e.g., large-, mid-, and small-cap equities), term (e.g., long-, intermediate-, and short-duration debt securities), and geographic location (e.g., U.S., international, global, and emerging markets), as well as local and regional disciplines in major markets around the world.

Index

We have a broad foundation in fundamental research, including comprehensive industry and company coverage from the differing perspectives of growth, value, and fixed income, as well as global economic and currency forecasting capabilities and quantitative research.

As of September 30, 2006, AXA, a sociėtė anonyme organized under the laws of France and the holding company for an international group of insurance and related financial services companies, AXA Financial, Inc. (an indirect wholly-owned subsidiary of AXA, “AXA Financial”), AXA Equitable Life Insurance Company (a wholly-owned subsidiary of AXA Financial, “AXA Equitable”) and certain subsidiaries of AXA Financial, collectively referred to as “AXA and its subsidiaries”, owned approximately 1.7% of the issued and outstanding Holding Units.

As of September 30, 2006, the ownership structure of AllianceBernstein, as a percentage of limited partnership interests, was as follows:

AXA and its subsidiaries	59.5%
Holding	32.8
SCB Partners Inc. (a wholly-owned subsidiary of SCB Inc., formerly known as Sanford C. Bernstein Inc.)	6.3
Other	1.4
100.0%

AllianceBernstein Corporation (an indirect wholly-owned subsidiary of AXA, “General Partner”) is the general partner of both Holding and AllianceBernstein. AllianceBernstein Corporation owns 100,000 general partnership units in Holding and a 1% general partnership interest in AllianceBernstein. Each general partnership unit in Holding is entitled to receive quarterly distributions equal to those received by each limited partnership unit. Including the general partnership interests in AllianceBernstein and Holding, and their equity interest in Holding, as of September 30, 2006, AXA and its subsidiaries had an approximate 60.5% economic interest in AllianceBernstein.

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

Index

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. These include the following reclassifications on the condensed consolidated statements of income:

•
the reclassification of $4.7 million and $27.9 million of transaction charge revenues from investment advisory and services fees to institutional research services for the three-month and nine-month periods ended September 30, 2005, respectively;

•
Gains on dispositions (previously included in other revenues) and related expenses (previously included in employee compensation and benefits and general and administrative) are now classified as non-operating income;

•	dividend and interest income, investment gains and losses, and broker-dealer related interest expense, previously included in other revenues, are now shown separately; and

•
shareholder servicing fees ($23.3 million and $72.9 million for the three-month and nine-month periods of 2006, respectively, and $23.8 million and $75.2 million for the comparable periods of 2005, respectively), previously shown separately, are now included in other revenues.

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

On October 25, 2006, the General Partner declared a distribution of $250.3 million, or $0.96 per AllianceBernstein Unit, representing the distribution of Available Cash Flow for the three months ended September 30, 2006. The distribution is payable on November 16, 2006 to holders of record as of November 6, 2006.

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

During the second quarter of 2006, we made an acquisition which resulted in the recognition of approximately $16.4 million of goodwill (See Note 8).

In accordance with Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets”, we test goodwill at least annually, as of September 30, for impairment. As of September 30, 2006, the impairment test indicated that goodwill was not impaired.

Intangible Assets, Net

Intangible assets consist primarily of costs assigned to investment management contracts of SCB Inc., less accumulated amortization. Intangible assets are being amortized over the estimated useful life of approximately 20 years. The gross carrying amount and accumulated amortization of intangible assets subject to amortization totaled $414.3 million and $124.2 million, respectively, as of September 30, 2006. Amortization expense was $5.2 million for each of the three-month periods ended September 30, 2006 and 2005, and estimated annual amortization expense for each of the next five years is approximately $20.7 million. Management tests intangible assets for impairment quarterly. As of September 30, 2006, management believes that intangible assets were not impaired.

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

Deferred Compensation Plans

We maintain several unfunded, non-qualified deferred compensation plans under which annual awards to employees are generally made in the fourth quarter. Participants allocate their awards among notional investments in Holding Units, certain of our investment services we provide to our clients or a money market fund. We typically purchase the investments that are notionally elected by the participants and hold such investments, which are classified as trading securities, in a consolidated rabbi trust. Vesting periods for annual awards range from immediate to four years, depending on the terms of the individual awards, the age of the participants, or in the case of our Chairman and CEO, the terms of his employment agreement. Upon vesting, awards are distributed to participants unless they have made a voluntary long-term election to defer receipt. Quarterly cash distributions on unvested Holding Units for which a long-term deferral election has not been made are paid currently to participants. Quarterly cash distributions on notional investments of Holding Units and income credited on notional investments in our investment services or the money market fund for which a long-term deferral election has been made are reinvested and distributed as elected by participants.

Compensation expense for awards under the plans, including changes in participant account balances resulting from gains and losses on notional investments, is recognized on a straight-line basis over the applicable vesting periods. Mark-to-market gains or losses on notional investments are recognized currently as investment gains (losses) in the condensed consolidated statements of income.

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

Index

For compensatory option awards granted prior to 2002, we applied the provisions of Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees”, under which compensation expense is recognized only if the market value of the underlying Holding Units exceeds the exercise price at the date of grant. We did not record compensation expense for compensatory option awards made prior to 2002 because those options were granted with exercise prices equal to the market value of the underlying Holding Units on the date of grant. Had we recorded compensation expense for those options based on their fair value at grant date under SFAS No. 123, net income for the three-month and nine-month periods ended September 30, 2005 would have been reduced to the pro forma amounts indicated below:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
	(in thousands, except per unit amounts)
SFAS No. 123 pro forma net income:
Net income as reported	$211,928	$578,432
Add: stock-based compensation expense included in net income, net of tax	482	1,533
Deduct: total stock-based compensation expense determined under fair value method for all awards, net of tax	(907)	(3,052)
SFAS No. 123 pro forma net income	$211,503	$576,913

Net income per unit:
Basic net income per unit as reported	$0.82	$2.25
Basic net income per unit pro forma	$0.82	$2.24
Diluted net income per unit as reported	$0.82	$2.23
Diluted net income per unit pro forma	$0.82	$2.23

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

As of September 30, 2006, we have significant variable interests in certain structured products and hedge funds with approximately $268.9 million in client assets under management. However, these variable interest entities do not require consolidation because management has determined that we are not the primary beneficiary. Our maximum exposure to loss in these entities is limited to our nominal investments of $0.1 million in these entities.

3.	Cash and Securities Segregated Under Federal Regulations and Other Requirements

As of September 30, 2006, $1.4 billion of United States Treasury Bills were segregated in a special reserve bank custody account for the exclusive benefit of brokerage customers of SCB LLC in accordance with Rule 15c3-3 of the Securities Exchange Act of 1934, as amended (“Exchange Act”). During the first week of October 2006, we deposited an additional $0.1 billion in United States Treasury Bills in this special account pursuant to Rule 15c3-3 requirements.

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

Index

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Net income	$252,974	$211,928	$741,649	$578,432

Weighted average units outstanding - basic	257,838	255,100	257,431	254,711
Dilutive effect of compensatory options	2,127	1,569	2,192	1,709
Weighted average units outstanding - diluted	259,965	256,669	259,623	256,420

Basic net income per unit	$0.97	$0.82	$2.85	$2.25
Diluted net income per unit	$0.96	$0.82	$2.83	$2.23

For the three months ended September 30, 2006 there were no out-of-the-money options (i.e., options with an exercise price greater than the weighted average closing price of a unit for the relevant period). For the three months ended September 30, 2005 there were 3,994,500 out-of-the-money options excluded from the diluted net income per unit computation due to their anti-dilutive effect. Out-of-the-money options to buy 9,712 and 3,994,500 units for the nine months ended September 30, 2006 and 2005, respectively, have been excluded from the diluted net income per unit computation.

5.	Commitments and Contingencies

Deferred Sales Commission Asset

Payments of sales commissions made by AllianceBernstein Investments, Inc. (“AllianceBernstein Investments”), a wholly-owned subsidiary of AllianceBernstein, to financial intermediaries in connection with the sale of back-end load shares under our mutual fund distribution system (the “System”) are capitalized as deferred sales commissions (“deferred sales commission asset”) and amortized over periods not exceeding five and one-half years, the period of time during which the deferred sales commission asset is expected to be recovered. CDSC cash recoveries are recorded as reductions of unamortized deferred sales commissions when received. The amount recorded for the net deferred sales commission asset was $196.8 million as of September 30, 2006. Payments of sales commissions made by AllianceBernstein Investments to financial intermediaries in connection with the sale of back-end load shares under the System, net of CDSC received of $17.5 million and $16.5 million, totaled approximately $71.8 million and $52.8 million during the nine months ended September 30, 2006 and 2005, respectively.

Management tests the deferred sales commission asset for recoverability quarterly. Significant assumptions utilized to estimate the company’s future average assets under management and undiscounted future cash flows from back-end load shares include expected future market levels and redemption rates. Market assumptions are selected using a long-term view of expected average market returns based on historical returns of broad market indices. As of September 30, 2006, management used average market return assumptions of 5% for fixed income and 8% for equity to estimate annual market returns. Higher actual average market returns would increase undiscounted future cash flows, while lower actual average market returns would decrease undiscounted future cash flows. Future redemption rate assumptions ranging from 23% to 26% were determined by reference to actual redemption experience over the five-year, three-year, one-year and current periods ended September 30, 2006, calculated as a percentage of the company’s average assets under management represented by back-end load shares. An increase in the actual rate of redemptions would decrease undiscounted future cash flows, while a decrease in the actual rate of redemptions would increase undiscounted future cash flows. These assumptions are reviewed and updated quarterly. Estimates of undiscounted future cash flows and the remaining life of the deferred sales commission asset are made from these assumptions and the aggregate undiscounted future cash flows are compared to the recorded value of the deferred sales commission asset. Management considers the results of these analyses performed at various dates. As of September 30, 2006, management determined that the deferred sales commission asset was not impaired.

Index

Equity markets increased by 6% and 9% during the three-month and nine-month periods ended September 30, 2006, respectively, as measured by the change in the Standard & Poor’s 500 Stock Index. Fixed income markets increased by 4% and 3% during the three-month and nine-month periods ended September 30, 2006, respectively, as measured by the change in the Lehman Brothers’ Aggregate Bond Index. The redemption rate for domestic back-end load shares was approximately 25.6% and 25.7% during the three-month and nine-month periods ended September 30, 2006, respectively. Declines in financial markets or higher redemption levels, or both, as compared to the assumptions used to estimate undiscounted future cash flows, as described above, could result in the impairment of the deferred sales commission asset. Due to the volatility of the capital markets and changes in redemption rates, management is unable to predict whether or when a future impairment of the deferred sales commission asset might occur. Any impairment would reduce materially the recorded amount of the deferred sales commission asset with a corresponding charge to earnings.

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

Since October 2, 2003, 43 additional lawsuits making factual allegations generally similar to those in the Hindo Complaint were filed in various federal and state courts against AllianceBernstein and certain other defendants. The plaintiffs in such lawsuits have asserted a variety of theories for recovery including, but not limited to, violations of the Securities Act, the Exchange Act, the Advisers Act, the Investment Company Act of 1940, as amended (“Investment Company Act”), the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), certain state securities laws, and common law. All state court actions against AllianceBernstein either were voluntarily dismissed or removed to federal court. On February 20, 2004, the Judicial Panel on Multidistrict Litigation transferred all actions to the United States District Court for the District of Maryland (“Mutual Fund MDL”).

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

On April 21, 2006, AllianceBernstein and attorneys for the plaintiffs in the mutual fund shareholder claims, mutual fund derivative claims, and ERISA claims entered into a confidential memorandum of understanding (“MOU”) containing their agreement to settle these claims. The agreement will be documented by a stipulation of settlement and will be submitted for court approval at a later date. The settlement amount, which we previously accrued and disclosed, has been disbursed. The derivative claims brought on behalf of Holding remain pending. Plaintiffs seek an unspecified amount of damages.

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

On August 30, 2005, the WV Securities Commissioner signed a Summary Order to Cease and Desist, and Notice of Right to Hearing (“Summary Order”) addressed to AllianceBernstein and Holding. The Summary Order claims that AllianceBernstein and Holding violated the West Virginia Uniform Securities Act and makes factual allegations generally similar to those in the SEC Order and NYAG AoD. On September 22, 2006, AllianceBernstein and Holding moved to dismiss the Summary Order.

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

We are involved in various other matters, including employee arbitrations, regulatory inquiries, administrative proceedings, and litigation, some of which allege material damages. While any proceeding or litigation has the element of uncertainty, we believe that the outcome of any one of the other lawsuits or claims that is pending or threatened, or all of them combined, will not have a material adverse effect on our results of operations or financial condition.

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

We contributed $4.3 million to the Retirement Plan during the nine months ended September 30, 2006. Contribution estimates, which are subject to change, are based on regulatory requirements, future market conditions and assumptions used for actuarial computations of the Retirement Plan’s obligations and assets. Management, at the present time, is unable to determine the amount, if any, of additional future contributions that may be required.

Index

Net expense under the Retirement Plan was comprised of:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in thousands)

Service cost	$897	$975	$3,151	$3,293
Interest cost on projected benefit obligations	1,122	994	3,456	3,280
Expected return on plan assets	(952)	(812)	(2,848)	(2,412)
Amortization of prior service credit	(15)	(15)	(45)	(45)
Amortization of transition asset	(36)	(36)	(108)	(108)
Recognized actuarial loss	42	89	240	413
Net pension charge	$1,058	$1,195	$3,846	$4,421

7.	Income Taxes

AllianceBernstein is a private partnership for federal income tax purposes and, accordingly, is not subject to federal and state corporate income taxes. However, AllianceBernstein is subject to a 4.0% New York City unincorporated business tax (“UBT”). Domestic corporate subsidiaries of AllianceBernstein, which are subject to federal, state and local income taxes, are generally included in the filing of a consolidated federal income tax return with separate state and local income tax returns being filed. Foreign corporate subsidiaries are generally subject to taxes in the foreign jurisdictions where they are located.

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

On May 2, 2006, we purchased the 50% interest in our Hong Kong joint venture (including its wholly-owned Taiwanese subsidiary) owned by our joint venture partner for $16.1 million in cash. The effect of this acquisition was not material to our consolidated financial condition, results of operations or cash flows.

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

The total sales price (much of which is contingent) is estimated to be approximately $95.0 million, which is composed of three parts: (1) an initial cash payment of $25.0 million, which was received in the second quarter of 2005, (2) annual contingent purchase price payments payable over a five-year period ending in 2010, which we estimate will total $60.0 million, and (3) a final contingent $10.0 million payment, which is based on comparing revenues generated by applicable assets during the fifth year following the closing of the transaction to the revenues generated by those assets during a specified period prior to the closing of the transaction.

Index

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

For the nine-month period ended September 30, 2005, we recorded a $16.1 million net gain from this transaction as non-operating income. The gain consisted of the initial cash payment of $25.0 million received from Federated and $4.7 million of contingent payments that were earned, partially offset by a gain contingency of $7.5 million and approximately $6.1 million of transaction expenses. For the three-month period ended 2005, we recorded a net gain of $3.6 million. The gain contingency was a “clawback” provision that would have required us to pay Federated up to $7.5 million if average daily transferred assets for the six-month period ended June 29, 2006 had fallen below a certain percentage of initial assets transferred at closing. We were not required to make a payment under the clawback provision and, accordingly, we recognized a gain of $7.5 million during the second quarter of 2006.

During the three-month and nine-month periods ended September 30, 2006, contingent payments of $3.1 million and $8.9 million, respectively, were earned.

Indian Mutual Funds

In the third quarter of 2005, Alliance Capital Asset Management (India) Pvt. Ltd. (“ACAM India”), 75% owned by AllianceBernstein, whose principal activity is to sponsor and act as an investment management advisor to AllianceBernstein mutual funds in India, transferred those mutual funds and its rights to manage the mutual funds to Birla Sun Life. There were no assets or liabilities recorded on ACAM India’s balance sheet that were transferred as part of this transaction. In the third quarter of 2005, we recorded a pre-tax gain of $8.6 million from this transaction, net of related expenses, as non-operating income.

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

In 1997, we established the 1997 Long-Term Incentive Plan (“1997 Plan”), under which options to buy Holding Units, restricted Holding Units and phantom restricted Holding Units, performance awards, and other Holding Unit-based awards may be granted to key employees and independent directors of the General Partner for terms established at the time of grant (generally ten years). Options granted to employees are generally exercisable at a rate of 20% of the Holding Units subject to such options on each of the first five anniversary dates of the date of grant; options granted to independent directors are generally exercisable at a rate of 33.3% of the Holding Units subject to such options on each of the first three anniversary dates of the date of grant. The aggregate number of Holding Units that can be the subject of options granted or that can be awarded under the 1997 Plan may not exceed 41,000,000 Holding Units. As of September 30, 2006, options to buy 10,807,416 Holding Units, net of forfeitures, had been granted and 1,035,405 Holding Units, net of forfeitures, were subject to other unit awards made under the 1997 Plan (see below). Holding Unit-based awards (including options) in respect of 29,157,179 Holding Units were available for grant as of September 30, 2006.

Index

During the third quarter of 2006 and 2005, no options were granted. During the nine-month periods of 2006 and 2005, options to buy 9,712 and 17,604 Holding Units, respectively, were granted to independent directors of the General Partner under the 1997 Plan; no options were granted to employees. The weighted average fair value of options to buy Holding Units granted during 2006 and 2005 was $12.35 and $7.04 per option, respectively, on the date of grant, determined using the Black-Scholes option valuation model with the following assumptions:

	2006	2005

Risk-free interest rate	4.9%	3.7%
Expected cash distribution yield	6.0%	6.2%
Volatility factor	31.0%	31.0%
Expected term	6.5 years	3 years

The following table summarizes the activity in options under our various option plans:

	Holding Units	Weighted Average Exercise Price Per Holding Unit

Outstanding as of January 1, 2006	7,450,204	$40.45
Granted	9,712	65.02
Exercised	(1,623,467)	38.54
Forfeited	(62,500)	38.28
Outstanding as of September 30, 2006	5,773,949	$41.05

Exercisable as of September 30, 2006	4,791,501	$41.56

The following table summarizes information concerning outstanding and exercisable options as of September 30, 2006:

			Options Outstanding			Options Exercisable
Range of Exercise Prices:			Number Outstanding as of September 30, 2006	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable as of September 30, 2006	Weighted Average Exercise Price

$12.56	-	$18.47	355,400	1.05	$17.53	355,400	$17.53
25.63	-	30.25	902,500	2.81	28.64	900,500	28.65
32.52	-	48.50	2,289,137	5.31	39.06	1,599,001	41.47
50.15	-	50.56	1,226,700	5.17	50.25	946,100	50.26
51.10	-	65.02	1,000,212	4.26	53.89	990,500	53.78
$12.56	-	$65.02	5,773,949	4.45	$41.05	4,791,501	$41.56

Index

The following table summarizes the activity of unvested options during the nine months ended September 30, 2006:

	Holding Units	Weighted Average Exercise Price Per Holding Unit

Unvested as of January 1, 2006	1,083,504	$38.47
Granted	9,712	65.02
Vested	(48,268)	42.16
Forfeited	(62,500)	38.28
Unvested as of September 30, 2006	982,448	$38.56

The total fair value of options vested during 2006 was $2.0 million.

Under the fair value method, compensation expense is measured at the grant date based on the estimated fair value of the options awarded (determined using the Black-Scholes option valuation model) and is recognized over the vesting period. We recorded compensation expense relating to the option plans of $0.6 million and $1.8 million, respectively, for the three-month and nine-month periods ended September 30, 2006, and $0.5 million and $1.6 million for the corresponding periods in 2005. As of September 30, 2006, there was $2.3 million of compensation cost related to unvested share-based compensation arrangements granted under the option plans for unvested awards not yet recognized. That cost is expected to be recognized over a weighted average period of 0.9 years.

Other Unit Awards

Restricted Units

In May 2005, restricted Holding Units (“Restricted Units”) were first awarded to the independent directors of the General Partner, and we expect such grants to occur annually. The Restricted Units give the directors, in most instances, all the rights of other Holding Unitholders subject to such restrictions on transfer as the Board of Directors of the General Partner may impose. We awarded 1,848 Restricted Units to independent directors in the second quarter of 2006. All of the Restricted Units vest on the third anniversary of grant date or immediately upon a director’s resignation. As a result of these terms, we fully expensed the awards in the second quarter of 2006. As of September 30, 2006, 3,170 Restricted Units, net of distributions made upon retirement of two directors, were outstanding.

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

The following table summarizes the activity of unvested Century Club units during the nine months ended September 30, 2006:

Holding Units

Unvested as of January 1, 2006	53,250
Granted	36,020
Vested	(25,855)
Forfeited	(2,437)
Unvested as of September 30, 2006	60,978

Index

We recorded compensation expense relating to the Century Club Plan of $0.4 million and $1.1 million for the three-month and nine-month periods ended September 30, 2006, and $0.3 million and $0.8 million for the corresponding periods in 2005. As of September 30, 2006, there was $2.5 million of compensation cost related to unvested share-based compensation arrangements granted under the Century Club Plan not yet recognized. That cost is expected to be recognized over a weighted average period of 1.8 years.

Pre-1999 Partners Compensation Plan Conversion

We maintain an unfunded, non-qualified deferred compensation plan known as the Amended and Restated AllianceBernstein Partners Compensation Plan (the “Partners Compensation Plan”), under which awards may be granted to eligible employees. Through December 31, 2005, liabilities for outstanding cash awards granted from 1995 through 1998 increased or decreased in accordance with a formula based on our earnings growth rate (“Pre-1999 Awards”). Effective January 1, 2006, Pre-1999 Awards were no longer subject to the earnings-based formula and the account balances of these cash awards were notionally invested in Holding Units or a money market fund, or a combination of both, at the election of the participant. To meet the provisions of this conversion, Holding issued 834,864 Holding Units in January 2006, with a market value on that date of approximately $47.2 million.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158 (“SFAS No. 158”), Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS No. 158 requires us to recognize the funded status of our benefit plan (measured as the difference between plan assets at fair value and the projected benefit obligation) in our consolidated statement of financial position. In addition, we must also recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87 (“SFAS No. 87”), Employers’ Accounting for Pensions. Lastly, amounts recognized in accumulated other comprehensive income, including the gains or losses, prior service costs, and the transition asset remaining from the initial application of SFAS No. 87, are adjusted as they are subsequently recognized as components of net periodic benefit cost pursuant to the recognition and amortization provisions SFAS No. 87. We are required to prospectively recognize the funded status of our benefit plan and provide additional disclosures as of December 31, 2006. Based on preliminary analysis, we believe that adoption of this standard will increase accrued pension liabilities and decrease accumulated other comprehensive income at December 31, 2006 by approximately $11 million.

Index

Report of Independent Registered Public Accounting Firm

To the General Partner and Unitholders
AllianceBernstein L.P.

We have reviewed the accompanying condensed consolidated statement of financial condition of AllianceBernstein L.P. and its subsidiaries as of September 30, 2006, and the related condensed consolidated statements of income and changes in partners’ capital and comprehensive income for each of the three-month and nine-month periods ended September 30, 2006 and the condensed consolidated statement of cash flows for the nine-month period ended September 30, 2006. These interim financial statements are the responsibility of the management of AllianceBernstein Corporation, the General Partner.

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
November 8, 2006

Index

Report of Independent Registered Public Accounting Firm

The General Partner and Unitholders
AllianceBernstein L.P.

We have reviewed the condensed consolidated statement of financial condition of AllianceBernstein L.P., formerly known as Alliance Capital Management L.P., as of September 30, 2005, and the related condensed consolidated statements of income, changes in partners’ capital and comprehensive income for the three-month and nine-month periods ended September 30, 2005, and the related condensed consolidated statements of cash flows for the nine-month period ended September 30, 2005. These condensed consolidated financial statements are the responsibility of the management of AllianceBernstein Corporation, formerly known as Alliance Capital Management Corporation, the General Partner.

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
November 4, 2005

Index

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The interim condensed consolidated financial statements and notes and management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with AllianceBernstein’s audited consolidated financial statements included in AllianceBernstein’s Form 10-K for the year ended December 31, 2005.

Executive Overview

U.S. capital markets rebounded well against the backdrop of a weak second quarter; optimism returned to the financial markets in the third quarter as inflation fears eased amid falling commodity prices and a cooling housing market. As a result, capital market returns were robust for both equities and fixed income. Relative investment performance in our Value Equity investment services generally outperformed their benchmarks for the quarter and Fixed Income services produced returns quite close to their benchmarks, while our Growth Equity services generally underperformed. Longer period relative returns ranged from competitive to excellent across most services, especially Global, International and Emerging Markets Value and Growth Equity services as well as Fixed Income, where we are gathering very significant assets. We continue to believe that substantial opportunity is present in the growth sectors of the equity markets worldwide and that we are well-positioned to capitalize on this prospect.

Our assets under management grew 5.5% to $659.3 billion during the quarter due to strong investment returns and net inflows. Net inflows, while still very strong, slowed to $8.3 billion, down from our second quarter’s record high. Net flows were positive in all distribution channels and across our three main investment platforms: growth equities, value equities and fixed income. Global and international services accounted for the majority of new business and now represent nearly 51% of our total assets under management.

Within our Institutional Investment channel, assets under management increased by 5.5% for the quarter, driven by market appreciation of $16.1 billion and net inflows of $5.7 billion. Our Value Equity and Blend Strategies services accounted for approximately 85% of all new assets, while our global and international services comprised nearly 80% of funded mandates, continuing the trend we’ve experienced over the last several years. Our pipeline of won but unfunded new mandates increased during the quarter and remains widely diversified in terms of client domicile and service type.

Retail assets under management increased $7.5 billion to $153.9 billion with market appreciation accounting for most of the increase, and for the fifth consecutive quarter, our Retail channel experienced positive net flows. Wealth Strategies services reached $7.7 billion, an increase of more than 18% over the last twelve months. This quarter marked the three-year anniversary of our Wealth Strategies services and Morningstar awarded five out of six of these services four or five stars. As we mentioned last quarter, a well known industry website ranked our CollegeBoundfund, with over $7 billion in assets, the #1 college savings plan based on its three-year investment performance.

Our Private Client channel’s assets under management increased 5.8% for the quarter, reaching $87.6 billion in assets under management, driven by market appreciation of $3.6 billion and net inflows of $1.2 billion. We continue to invest in this channel, increasing the number of financial advisors by 37 to 291 (or 15%) over the past twelve months.

In Institutional Research Services, reported revenues for the current quarter decreased as compared to the prior year quarter, the result of a decline in private client brokerage revenues reclassified to this channel.  Revenue in the current quarter was up 1.0% without the effect of the reclassification, as continued strength in the U.S. was offset by slower pan-European business. On a year-to-date basis, revenues increased 19.8% compared to the prior year period, excluding the effect of the reclassification, with significant growth in both the U.S. and pan-European businesses. Our clients’ use of our algorithmic trading platform in the U.S. continues to grow and we are on schedule for an early 2007 launch of a similar platform in Europe. Our algorithmic platform uses proprietary quantitative tools that identify market liquidity and execute large trades more quickly, anonymously, and at a lower cost to our clients.

Also, of particular note within our Institutional Research Services channel is our strong showing in the latest Institutional Investor poll. Nine of our analysts were voted #1 in their sector and we also have analysts who placed in the top three in eighteen sectors. And as a firm, we placed in the top ten in Institutional Investor’s league table for the third consecutive year. Because of the strength of our research franchise, we are optimistic that growth will continue in this business in the periods ahead.

The firm’s overall financial results were good with net revenue rising by 17.5% as compared to last year’s third quarter and operating margin expanding by 140 basis points to 28.9%, a strong showing in a quarter having seasonally low performance fee related income. Operating income rose by 23.5% and net income by 19.4% in the quarter.

Index

Assets Under Management

Effective January 1, 2006, we transferred certain client accounts to different distribution channels due to changes in how we service these accounts (reflected as transfers in the tables below).

Assets under management by distribution channel were as follows (in billions):

	As of September 30,
	2006	2005	$ Change	% Change

Institutional Investments	$417.8	$342.2	$75.6	22.1%
Retail	153.9	140.4	13.5	9.6
Private Client	87.6	72.9	14.7	20.1
Total	$659.3	$555.5	$103.8	18.7

Assets under management by investment service were as follows (in billions):

	As of September 30,
	2006	2005	$ Change	% Change
Growth Equity:
U.S.	$78.4	$77.3	$1.1	1.4%
Global & international	84.1	59.5	24.6	41.3
	162.5	136.8	25.7	18.8
Value Equity:
U.S.	112.5	104.9	7.6	7.3
Global & international	181.8	121.1	60.7	50.1
	294.3	226.0	68.3	30.2
Fixed Income:
U.S.	109.2	108.9	0.3	0.3
Global & international	63.8	54.0	9.8	18.2
	173.0	162.9	10.1	6.3
Index/Structured:
U.S.	23.5	25.1	(1.6)	(6.6)
Global & international	6.0	4.7	1.3	26.5
	29.5	29.8	(0.3)	(1.3)
Total:
U.S.	323.6	316.2	7.4	2.3
Global & international	335.7	239.3	96.4	40.3
Total	$659.3	$555.5	$103.8	18.7

Index

Changes in assets under management for the three-month period ended September 30, 2006 were as follows (in billions):

	Distribution Channel				Investment Service
	Institutional Investments	Retail	Private Client	Total	Growth Equity	Value Equity	Fixed Income	Index/ Structured	Total

Balance as of July 1, 2006	$396.0	$146.4	$82.8	$625.2	$157.0	$272.4	$165.8	$30.0	$625.2
Long-term flows:
Sales/new accounts	11.1	8.9	2.9	22.9	5.8	12.8	4.2	0.1	22.9
Redemptions/terminations	(4.3)	(7.2)	(0.6)	(12.1)	(3.6)	(3.9)	(2.7)	(1.9)	(12.1)
Cash flow/unreinvested dividends	(1.1)	(0.3)	(1.1)	(2.5)	(0.9)	(2.7)	1.1	—	(2.5)
Net long-term inflows/ (outflows)	5.7	1.4	1.2	8.3	1.3	6.2	2.6	(1.8)	8.3
Market appreciation	16.1	6.1	3.6	25.8	4.2	15.7	4.6	1.3	25.8
Net change	21.8	7.5	4.8	34.1	5.5	21.9	7.2	(0.5)	34.1
Balance as of September 30, 2006	$417.8	$153.9	$87.6	$659.3	$162.5	$294.3	$173.0	$29.5	$659.3

Changes in assets under management for the nine-month period ended September 30, 2006 were as follows (in billions):

	Distribution Channel				Investment Service
	Institutional Investments	Retail	Private Client	Total	Growth Equity	Value Equity	Fixed Income	Index/ Structured	Total

Balance as of Jan 1, 2006	$358.6	$145.1	$74.9	$578.6	$146.2	$238.2	$164.1	$30.1	$578.6
Long-term flows:
Sales/new accounts	37.7	33.4	10.9	82.0	26.8	39.7	14.6	0.9	82.0
Redemptions/terminations	(9.9)	(22.6)	(2.0)	(34.5)	(11.4)	(11.0)	(9.1)	(3.0)	(34.5)
Cash flow/unreinvested dividends	(6.9)	(1.0)	(2.5)	(10.4)	(1.6)	(7.4)	(0.4)	(1.0)	(10.4)
Net long-term inflows/ (outflows)	20.9	9.8	6.4	37.1	13.8	21.3	5.1	(3.1)	37.1
Acquisition	0.3	0.1	—	0.4	0.3	—	0.1	—	0.4
Transfers	7.9	(9.1)	1.2	—	—	—	—	—	—
Market appreciation	30.1	8.0	5.1	43.2	2.2	34.8	3.7	2.5	43.2
Net change	59.2	8.8	12.7	80.7	16.3	56.1	8.9	(0.6)	80.7
Balance as of September 30, 2006	$417.8	$153.9	$87.6	$659.3	$162.5	$294.3	$173.0	$29.5	$659.3

Changes in assets under management for the twelve-month period ended September 30, 2006 were as follows (in billions):

	Distribution Channel				Investment Service
	Institutional Investments	Retail	Private Client	Total	Growth Equity	Value Equity	Fixed Income	Index/ Structured	Total

Balance as of October 1, 2005	$342.2	$140.4	$72.9	$555.5	$136.8	$226.0	$162.9	$29.8	$555.5
Long-term flows:
Sales/new accounts	49.3	41.6	13.4	104.3	35.5	48.3	19.5	1.0	104.3
Redemptions/terminations	(13.0)	(29.1)	(2.7)	(44.8)	(16.0)	(13.8)	(11.8)	(3.2)	(44.8)
Cash flow/unreinvested dividends	(6.4)	(1.6)	(3.4)	(11.4)	(2.7)	(6.8)	(0.7)	(1.2)	(11.4)
Net long-term inflows/ (outflows)	29.9	10.9	7.3	48.1	16.8	27.7	7.0	(3.4)	48.1
Acquisition	0.3	0.1	—	0.4	0.3	—	0.1	—	0.4
Dispositions	(1.3)	—	—	(1.3)	(1.0)	—	(0.3)	—	(1.3)
Transfers	8.5	(9.2)	0.7	—	—	—	—	—	—
Market appreciation	38.2	11.7	6.7	56.6	9.6	40.6	3.3	3.1	56.6
Net change	75.6	13.5	14.7	103.8	25.7	68.3	10.1	(0.3)	103.8
Balance as of September 30, 2006	$417.8	$153.9	$87.6	$659.3	$162.5	$294.3	$173.0	$29.5	$659.3

Index

Average assets under management by distribution channel and investment service were as follows (in billions):

	Three Months Ended				Nine Months Ended
	9/30/06	9/30/05	$ Change	% Change	9/30/06	9/30/05	$ Change	% Change

Distribution Channel:
Institutional Investments	$406.7	$330.3	$76.4	23.2%	$394.2	$318.9	$75.3	23.6%
Retail	149.5	136.5	13.0	9.5	147.1	148.0	(0.9)	(0.6)
Private Client	85.2	70.2	15.0	21.3	82.2	66.9	15.3	22.8
Total	$641.4	$537.0	$104.4	19.4	$623.5	$533.8	$89.7	16.8

Investment Service:
Growth Equity	$158.6	$130.6	$28.0	21.4%	$157.2	$124.1	$33.1	26.6%
Value Equity	283.5	214.9	68.6	31.9	269.0	202.4	66.6	32.9
Fixed Income	169.2	162.0	7.2	4.5	166.8	178.0	(11.2)	(6.3)
Index/Structured	30.1	29.5	0.6	2.0	30.5	29.3	1.2	4.4
Total	$641.4	$537.0	$104.4	19.4	$623.5	$533.8	$89.7	16.8

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

	Three Months Ended				Nine Months Ended
	9/30/06	9/30/05	$ Change	% Change	9/30/06	9/30/05	$ Change	% Change
	(in millions, except per unit amounts)

Net revenues	$934.7	$795.3	$139.4	17.5%	$2,763.7	$2,302.1	$461.6	20.0%
Expenses	664.7	576.7	88.0	15.3	1,990.3	1,705.0	285.3	16.7
Operating income	270.0	218.6	51.4	23.5	773.4	597.1	176.3	29.5
Non-operating income	3.1	12.2	(9.1)	(74.5)	16.3	24.2	(7.9)	(32.7)
Income before income taxes	273.1	230.8	42.3	18.3	789.7	621.3	168.4	27.1
Income taxes	20.1	18.9	1.2	6.8	48.0	42.9	5.1	11.9
Net income	$253.0	$211.9	$41.1	19.4	$741.7	$578.4	$163.3	28.2

Diluted net income per unit	$0.96	$0.82	$0.14	17.1	$2.83	$2.23	$0.60	26.9

Distributions per unit	$0.96	$0.82	$0.14	17.1	$2.82	$2.21	$0.61	27.6

Operating margin (1)	28.9%	27.5%			28.0%	25.9%

(1) Operating income as a percentage of net revenues.

Net income for the three-month and nine-month periods ended September 30, 2006 increased 19.4% and 28.2%, respectively, from the corresponding periods in 2005. This increase was primarily due to higher investment advisory and services fees, partially offset by higher employee compensation and benefits expenses and higher general and administrative expenses.

Index

Net Revenues

The following table summarizes the components of net revenues:

	Three Months Ended				Nine Months Ended
	9/30/06	9/30/05	$ Change	% Change	9/30/06	9/30/05	$ Change	% Change
	(in millions)

Investment advisory and services fees:
Institutional Investments:
Base fees	$278.4	$212.5	$65.9	31.0%	$801.7	$591.5	$210.2	35.5%
Performance fees	12.3	7.5	4.8	65.2	62.4	38.8	23.6	60.7
	290.7	220.0	70.7	32.2	864.1	630.3	233.8	37.1

Retail:
Base fees	195.9	168.5	27.4	16.3	575.5	513.8	61.7	12.0
Performance fees	—	(0.1)	0.1	n/m	(0.2)	—	(0.2)	n/m
	195.9	168.4	27.5	16.3	575.3	513.8	61.5	12.0

Private Client:
Base fees	190.5	156.7	33.8	21.6	554.9	446.6	108.3	24.3
Performance fees	0.8	0.4	0.4	126.8	0.5	0.9	(0.4)	(43.3)
	191.3	157.1	34.2	21.8	555.4	447.5	107.9	24.1

Total:
Base fees	664.8	537.7	127.1	23.6	1,932.1	1,551.9	380.2	24.5
Performance fees	13.1	7.8	5.3	69.4	62.7	39.7	23.0	57.7
	677.9	545.5	132.4	24.3	1,994.8	1,591.6	403.2	25.3

Distribution revenues	103.8	95.2	8.6	9.1	311.1	300.7	10.4	3.4
Institutional research services	87.9	91.2	(3.3)	(3.6)	286.3	265.7	20.6	7.8
Dividend and interest income	63.7	41.4	22.3	53.9	180.5	97.1	83.4	85.9
Investment gains (losses)	18.6	22.1	(3.5)	(16.1)	29.3	23.2	6.1	26.0
Other revenues	29.8	27.2	2.6	9.3	99.3	88.1	11.2	12.7
Total revenues	981.7	822.6	159.1	19.3	2,901.3	2,366.4	534.9	22.6
Less: Interest expense	47.0	27.3	19.7	72.3	137.6	64.3	73.3	113.8
Net Revenues	$934.7	$795.3	$139.4	17.5	$2,763.7	$2,302.1	$461.6	20.0

Investment Advisory and Services Fees

Investment advisory and services fees, the largest component of our revenues, consist primarily of base fees. These fees are generally calculated as a percentage of the value of assets under management and vary with the type of investment strategy and discipline, the size of account, and the total amount of assets we manage for a particular client. Accordingly, fee income generally increases or decreases as average assets under management increase or decrease and is therefore affected by market appreciation or depreciation, the addition of new client accounts or client contributions of additional assets to existing accounts, withdrawals of assets from and termination of client accounts, purchases and redemptions of mutual fund shares, and shifts of assets between accounts or products with different fee structures.

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

Index

For the three-month and nine-month periods ended September 30, 2006, our investment advisory and services fees increased 24.3% and 25.3%, respectively, from the corresponding periods in 2005, primarily due to increases of 19.4% and 16.8% in average assets under management resulting from net asset inflows and market appreciation experienced in both periods. For the three-month and nine-month periods ended September 30, 2006, performance fees aggregated $13.1 million and $62.7 million, respectively, an increase of $5.3 million and $23.0 million in comparison with the corresponding periods in 2005. The increases were primarily a result of our out-performance relative to benchmarks in Institutional Value and Blend Strategies Equity Services during the three-month and nine-month periods of 2006. In addition, Institutional Growth Services performed well in the nine-month period of 2006.

Institutional Investments investment advisory and services fees for the three-month and nine-month periods ended September 30, 2006 increased $70.7 million (or 32.2%) and $233.8 million (or 37.1%), respectively, from the corresponding periods in 2005, primarily as a result of increases in assets under management and favorable mix, reflecting increases in global and international average assets under management of 53.2% and 55.3%, respectively, where base-fee rates are generally higher than domestic rates.

Retail investment advisory and services fees for the three-month and nine-month periods ended September 30, 2006 increased by $27.5 million (or 16.3%) and $61.5 million (or 12.0%), respectively, primarily reflecting increases in global and international average assets under management of 28.3% and 30.1%, respectively, partially offset by the disposition of our cash management services during the second quarter of 2005.

Private Client investment advisory and services fees for the three-month and nine-month periods ended September 30, 2006 increased by $34.2 million (or 21.8%) and $107.9 million (or 24.1%), respectively, from the corresponding periods in 2005, primarily as a result of increases in assets under management.

Distribution Revenues

AllianceBernstein Investments acts as distributor of company-sponsored mutual funds and receives distribution services fees from certain of those funds as partial reimbursement of the distribution expenses it incurs. Distribution revenues for the three-month and nine-month periods ended September 30, 2006 increased $8.6 million (or 9.1%) and $10.4 million (or 3.4%), respectively, from the corresponding periods in 2005, due primarily to higher non-U.S. and 529 Plan revenues, partially offset by lower U.S. revenues and the disposition of our cash management services during the second quarter of 2005.

Institutional Research Services

Institutional Research Services revenue consists principally of brokerage transaction charges received for providing in-depth research and other services to institutional investors. Beginning January 1, 2006, we report all revenues earned by SCB LLC from brokerage transactions executed for certain private clients and Institutional Investment clients of AllianceBernstein as Institutional Research Services revenues rather than as investment advisory and services fees. For the three-month and nine-month periods ended September 30, 2005, we reclassified $4.7 million and $27.9 million, respectively, to conform with this approach (“Reclassification”).

Revenues from Institutional Research Services for the three-month and nine-month periods ended September 30, 2006, without the effect of the Reclassification, increased $0.9 million (or 1.0%) and $47.0 million (or 19.8%), respectively, from the corresponding periods in 2005. U.S. revenues were higher for the three-month and nine-month periods of 2006 due to increased average daily market volumes and market share, partly offset by lower pricing. Revenues in London were lower during the third quarter of 2006 compared to the corresponding 2005 period due to lower market volumes, but were higher on a year-to-date basis.

The reclassified brokerage transaction charges were $0.5 million and $1.6 million, respectively, in the three-month and nine-month periods ended September 30, 2006, and $4.7 million and $27.9 million, respectively, in the three-month and nine-month periods ended September 30, 2005. The lower amounts in 2006 relating to the Reclassification primarily reflect a management initiative implemented during the first half of 2005 which changed the structure of investment advisory and services fees charged to private clients for our services. The restructuring eliminated transaction charges for most private clients while raising base fees.

Index

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

Dividend and Interest Income and Interest Expense

Dividend and interest income consists of investment income, interest earned on United States Treasury Bills and interest earned on collateral given for securities borrowed from brokers and dealers. Interest expense includes interest accrued on cash balances in customer accounts and collateral received for securities loaned. Dividend and interest, net of interest expense, for the three-month and nine-month periods ended September 30, 2006, increased $2.6 million and $10.1 million, respectively, from the corresponding periods in 2005. The increases were due primarily to higher average customer credit balances and interest rates in 2006.

Investment Gains (Losses)

For the three-month and nine-month periods ended September 30, 2006, investment gains (losses), consisting of realized and unrealized gains or losses on investments related to deferred compensation plan obligations and other investments, decreased $3.5 million and increased $6.1 million, respectively, from the corresponding periods in 2005. The decrease for the three-month period was due primarily to lower investment performance in the third quarter of 2006, partly offset by higher investment balances compared to the comparable three-month period of 2005. The increase for the nine-month period was due primarily to strong equity market performance in the first quarter of 2006 and higher investment balances throughout 2006.

Expenses

The following table summarizes the components of expenses:

	Three Months Ended				Nine Months Ended
	9/30/06	9/30/05	$ Change	% Change	9/30/06	9/30/05	$ Change	% Change
	(in millions)
Employee compensation and benefits	$375.7	$327.2	$48.5	14.8%	$1,119.8	$921.0	$198.8	21.6%
Promotion and servicing	145.9	144.3	1.6	1.1	448.5	474.7	(26.2)	(5.5)
General and administrative	132.0	93.7	38.3	40.9	386.3	274.9	111.4	40.5
Interest	5.9	6.3	(0.4)	(5.5)	20.2	18.9	1.3	7.2
Amortization of intangible assets	5.2	5.2	—	0.1	15.5	15.5	—	—
Total	$664.7	$576.7	$88.0	15.3	$1,990.3	$1,705.0	$285.3	16.7

Employee Compensation and Benefits

We had 4,738 full-time employees as of September 30, 2006 compared to 4,251 as of September 30, 2005. Employee compensation and benefits, which represent approximately 56.5% and 56.3% of total expenses in the three-month and nine-month periods ended September 30, 2006, respectively, include base compensation, commissions, fringe benefits, cash and deferred incentive compensation, and other employment costs.

Base compensation, fringe benefits and other employment costs for the three-month and nine-month periods ended September 30, 2006 increased $23.4 million (or 20.5%) and $59.9 million (or 17.8%), respectively, from the corresponding periods in 2005, primarily as a result of increased headcount, annual merit salary increases, and higher fringe benefits reflecting increased compensation levels. Incentive compensation for the three-month and nine-month periods ended September 30, 2006, increased $7.2 million (or 5.1%) and $68.1 million (or 17.8%), respectively, from the corresponding periods in 2005, primarily as a result of higher deferred compensation amortization. In comparison with the corresponding periods in 2005, commission expense for the three-month and nine-month periods ended September 30, 2006 was higher by $17.9 million (or 24.4%) and $70.8 million (or 35.0%), respectively, due to higher sales across all distribution channels and Institutional Research Services.

Index

Promotion and Servicing

Promotion and servicing expenses, which represent approximately 21.9% and 22.5% of total expenses for the three-month and nine-month periods ended September 30, 2006, respectively, include distribution plan payments to financial intermediaries for distribution of company-sponsored mutual funds and cash management services products (in 2005) and amortization of deferred sales commissions paid to financial intermediaries for the sale of back-end load shares. See Capital Resources and Liquidity in this Item 2 and Note 5 of AllianceBernstein’s condensed consolidated financial statements contained in Item 1 of this Form 10-Q for further discussion of the disposition of cash management services and amortization of deferred sales commissions. Also included in this expense category are costs related to travel and entertainment, advertising, promotional materials, and investment meetings and seminars for financial intermediaries that distribute our mutual fund products.

Promotion and servicing expenses for the three-month and nine-month periods ended September 30, 2006 increased $1.6 million (or 1.1%) and decreased $26.2 million (or 5.5%), respectively, from the corresponding periods in 2005. The decrease for the nine-month period was primarily due to lower amortization of deferred sales commissions as a result of lower sales of back-end load shares and to lower distribution plan payments due to the disposition of cash management services.

General and Administrative

General and administrative expenses, which represented approximately 19.9% and 19.4% of total expenses for the three-month and nine-month periods ended September 30, 2006, respectively, are costs related to operations, including technology, professional fees, occupancy, communications, and similar expenses. General and administrative expenses for the three-month period ended September 30, 2006 increased $38.3 million (or 40.9%) from the three-month period ended September 30, 2005, and, during the nine-month period ended September 30, 2006, increased $111.4 million (or 40.5%) from the nine-month period ended September 30, 2005.

Occupancy costs increased as a result of the expansion of certain private client offices in the U.S., increased office space in New York, and new office space in London and Hong Kong. Legal costs increased, reflecting our continued efforts to resolve outstanding litigation in 2006, and the fact that 2005 legal costs were substantially offset by an $18.3 million insurance recovery we received during the second quarter of 2005 and the $5.1 million reimbursement of litigation expenses we incurred in connection with a securities law claim we brought on behalf of certain clients. Other increases in general and administrative expenses include higher market data services and data processing costs.

Interest on Borrowings

Interest on our borrowings for the three-month and nine-month periods ended September 30, 2006 decreased $0.4 million (or 5.5%) and increased $1.3 million (or 7.2%), respectively, in comparison with the corresponding periods in 2005. The decrease for the three-month period is primarily the result of the retirement of our Senior Notes in August 2006. The increase for the nine-month period reflects higher short-term borrowing levels in 2006.

Non-operating Income

Non-operating income consists primarily of the gains from the dispositions of our cash management services and Indian mutual funds in 2005. Non-operating income for the three-month and nine-month periods ended September 30, 2006 decreased $9.1 million (or 74.5%) and $7.9 million (or 32.7%), respectively, compared to the corresponding periods in 2005. See Note 9 of AllianceBernstein’s condensed consolidated financial statements contained in Item 1 of this Form 10-Q for information about these dispositions.

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

Income tax expense for the three-month and nine-month periods ended September 30, 2006 increased $1.2 million (or 6.8%) and $5.1 million (or 11.9%), respectively, in comparison with the corresponding periods in 2005. The increase for the three-month and nine-month periods reflects higher taxable income, partially offset by lower effective tax rates.

Index

CAPITAL RESOURCES AND LIQUIDITY

The following table identifies selected items relating to capital resources and liquidity:

	Nine Months Ended September 30,
	2006	2005	% Change
	(in millions)

Partners’ capital, as of September 30	$4,404.4	$4,230.8	4.1%
Cash flow from operations	1,019.1	452.3	125.3
Purchases of investments	(54.8)	(7.4)	644.4
Capital expenditures	(75.0)	(59.7)	25.5
Cash distributions	(774.9)	(588.9)	31.6
Purchases of Holding Units	(16.6)	(6.5)	155.7
Issuance of Holding Units	47.2	—	n/m
Additional investments by Holding with proceeds from exercise of compensatory options to buy Holding Units	63.2	30.8	105.2
Issuance (repayment) of commercial paper, net	169.6	(0.2)	n/m

Partners’ capital increased $28.6 million (or 0.7%) and $101.8 million (or 2.4%) for the three-month and nine-month periods ended September 30, 2006, respectively. The increase for the three-month and nine-month periods was primarily due to net income, amortization of deferred compensation expense, and the additional investment by Holding with proceeds from exercise of compensatory options to buy Holding Units, partly offset by cash distributions to the General Partner and unitholders. The increase for the nine-month period was also attributable to the additional investment by Holding through issuance of Holding Units in exchange for earnings-based awards made under the Partners Compensation Plan, partly offset by purchases of Holding Units to fund our obligations under deferred compensation plans.

AllianceBernstein is required to distribute all of its Available Cash Flow, as defined in the AllianceBernstein Partnership Agreement, to its unitholders and the General Partner. See Note 2 of AllianceBernstein’s condensed consolidated financial statements contained in Item 1 of this Form 10-Q for a description of Available Cash Flow.

Cash and cash equivalents of $576.9 million as of September 30, 2006 decreased by $77.3 million from $654.2 million at December 31, 2005. Cash inflows were primarily provided from operations, the additional investment by Holding with proceeds from exercise of compensatory options for Holding Units, and the issuance of commercial paper. Significant cash outflows were cash distributions to the General Partner and unitholders, repayment of our Senior Notes, capital expenditures, purchases of investments, purchases of Holding Units to fund deferred compensation plans, and the purchase of the remaining interest in our joint venture in Hong Kong.

Contingent Deferred Sales Charge

See Note 5 of AllianceBernstein’s condensed consolidated financial statements contained in Item 1 of this Form 10-Q.

Index

Debt and Credit Facilities

Total available credit, debt outstanding, and weighted average interest rates as of September 30, 2006 and December 31, 2005 were as follows:

	September 30, 2006			December 31, 2005
	Credit Available	Debt Outstanding	Interest Rate	Credit Available	Debt Outstanding	Interest Rate
	(in millions)
Senior Notes	$200.0	$—	—%	$600.0	$399.7	5.6%
Commercial paper(1)	800.0	173.9	5.4	425.0	—	—
Revolving credit facility(1)	—	—	—	375.0	—	—
Extendible commercial notes	100.0	—	—	100.0	—	—
Other	—	8.1	3.7	—	7.6	4.6
Total	$1,100.0	$182.0	5.3	$1,500.0	$407.3	5.6

(1)
Our revolving credit facility supports our commercial paper program; amounts borrowed under the commercial paper program reduce amounts available for other purposes under the revolving credit facility on a dollar-for-dollar basis.

In August 2001, we issued $400 million 5.625% Notes (“Senior Notes”) pursuant to a shelf registration statement that originally permitted us to issue up to $600 million in senior debt securities. We currently have $200 million available under the shelf registration statement for future issuances. The proceeds from the Senior Notes were used to reduce commercial paper and credit facility borrowings and for other general partnership purposes. The Senior Notes matured in August 2006. We used cash flow from operations as well as proceeds from the issuance of commercial paper to retire the Senior Notes at maturity.

In February 2006, we entered into an $800 million five-year revolving credit facility with a group of commercial banks and other lenders. The revolving credit facility is intended to provide back-up liquidity for our commercial paper program, which we increased from $425 million to $800 million in May 2006. Under the revolving credit facility, the interest rate, at our option, is a floating rate generally based upon a defined prime rate, a rate related to the London Interbank Offered Rate (LIBOR) or the Federal Funds rate. The revolving credit facility contains covenants which, among other things, require us to meet certain financial ratios. We were in compliance with the covenants as of September 30, 2006.

As of September 30, 2006, we maintained a $100 million extendible commercial notes (“ECN”) program as a supplement to our commercial paper program. ECNs are short-term uncommitted debt instruments that do not require back-up liquidity support.

In 2006, SCB LLC entered into four separate uncommitted credit facility agreements with various banks, each for $100 million. As of September 30, 2006, there were no amounts outstanding under these credit facilities.

Our substantial capital base and access to public and private debt, at competitive terms, should provide adequate liquidity for our general business needs. Management believes that cash flow from operations and the issuance of debt and AllianceBernstein Units or Holding Units will provide us with the resources to meet our financial obligations.

Acquisition

On May 2, 2006, we purchased the 50% interest in our Hong Kong joint venture (including its wholly-owned Taiwanese subsidiary) owned by our joint venture partner for $16.1 million in cash. The effect of this acquisition was not material to our consolidated financial condition, results of operations or cash flows.

Dispositions

See Note 9 of AllianceBernstein’s condensed consolidated financial statements contained in Item 1 of this Form 10-Q for information about dispositions.

Index

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

Deferred Sales Commission Asset

Management tests the deferred sales commission asset for recoverability quarterly. Significant assumptions utilized to estimate the company’s future average assets under management and undiscounted future cash flows from back-end load shares include expected future market levels and redemption rates. Market assumptions are selected using a long-term view of expected average market returns based on historical returns of broad market indices. As of September 30, 2006, management used average market return assumptions of 5% for fixed income and 8% for equity to estimate annual market returns. Higher actual average market returns would increase undiscounted future cash flows, while lower actual average market returns would decrease undiscounted future cash flows. Future redemption rate assumptions ranging from 23% to 26% were determined by reference to actual redemption experience over the five-year, three-year, one-year and current periods ended September 30, 2006, calculated as a percentage of the company’s average assets under management represented by back-end load shares. An increase in the actual rate of redemptions would decrease undiscounted future cash flows, while a decrease in the actual rate of redemptions would increase undiscounted future cash flows. These assumptions are reviewed and updated quarterly. Estimates of undiscounted future cash flows and the remaining life of the deferred sales commission asset are made from these assumptions and the aggregate undiscounted future cash flows are compared to the recorded value of the deferred sales commission asset. Management considers the results of these analyses performed at various dates. As of September 30, 2006, management determined that the deferred sales commission asset was not impaired. If management determines in the future that the deferred sales commission asset is not recoverable, an impairment condition would exist and a loss would be measured as the amount by which the recorded amount of the asset exceeds its estimated fair value. Estimated fair value is determined using management’s best estimate of future cash flows discounted to a present value amount.

Goodwill

As a result of the adoption of SFAS No. 142, goodwill is tested at least annually, as of September 30, for impairment. Significant assumptions are required in performing goodwill impairment tests. Such tests include determining whether the estimated fair value of AllianceBernstein, the reporting unit, exceeds its book value. There are several methods of estimating AllianceBernstein’s fair value, which includes valuation techniques such as market quotations and discounted expected cash flows. In developing estimated fair value using a discounted cash flow valuation technique, business growth rate assumptions are applied over the estimated life of the goodwill asset and the resulting expected cash flows are discounted to arrive at a present value amount that approximates fair value. These assumptions consider all material events that have impacted, or that we believe could potentially impact, future discounted expected cash flows. As of September 30, 2006, the impairment test indicated that goodwill was not impaired. However, future tests may be based upon different assumptions which may or may not result in an impairment of this asset. Any impairment could reduce materially the recorded amount of the goodwill asset with a corresponding charge to our earnings.

Index

Intangible Assets

Acquired intangibles are recognized at fair value and amortized over their estimated useful lives of twenty years. Intangible assets are evaluated for impairment quarterly. A present value technique is applied to management’s best estimate of future cash flows to estimate the fair value of intangible assets. Estimated fair value is then compared to the recorded book value to determine whether an impairment is indicated. The estimates used include estimating attrition factors of customer accounts, asset growth rates, direct expenses and fee rates. We choose assumptions based on actual historical trends that may or may not occur in the future. As of September 30, 2006, management believes that intangible assets were not impaired. However, future tests may be based upon different assumptions which may or may not result in an impairment of this asset. Any impairment could reduce materially the recorded amount of intangible assets with a corresponding charge to our earnings.

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

In developing the expected long-term rate of return on plan assets of 8.0%, we considered the historical returns and future expectations for returns for each asset category, as well as the target asset allocation of the portfolio. The expected long-term rate of return on assets is based on weighted average expected returns for each asset class. We assumed a target allocation weighting of 70% to 80% for equity securities and 20% to 30% for debt securities. The plan’s equity investment strategy seeks to outperform the Russell 1000 Growth Index by approximately 200 basis points per year (before fees) on a consistent basis and to outperform the S&P 500 by a similar margin over full market cycles. The plan’s fixed income investment strategy is a defensive mixture invested in both U.S. Treasury Notes and corporate bonds in an effort to reduce interest rate risk. The actual rate of return on plan assets was 13.7%, 9.0%, and 19.9% in 2005, 2004, and 2003, respectively. A 25 basis point adjustment, up or down, in the expected long-term rate of return on plan assets would have decreased or increased the 2005 net pension charge of $5.6 million by approximately $0.1 million.

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

Index

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158 (“SFAS No. 158”), Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS No. 158 requires us to recognize the funded status of our benefit plan (measured as the difference between plan assets at fair value and the projected benefit obligation) in our consolidated statement of financial position. In addition, we must also recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87 (“SFAS No. 87”), Employers’ Accounting for Pensions. Lastly, amounts recognized in accumulated other comprehensive income, including the gains or losses, prior service costs, and the transition asset remaining from the initial application of SFAS No. 87, are adjusted as they are subsequently recognized as components of net periodic benefit cost pursuant to the recognition and amortization provisions SFAS No. 87. We are required to prospectively recognize the funded status of our benefit plan and provide additional disclosures as of December 31, 2006. Based on preliminary analysis, we believe that adoption of this standard will increase accrued pension liabilities and decrease accumulated other comprehensive income at December 31, 2006 by approximately $11 million.

There were no other recently issued accounting pronouncements that would have a material impact on our consolidated financial condition, results of operations or cash flows.

FORWARD-LOOKING STATEMENTS

Certain statements provided by management in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. The most significant of these factors include, but are not limited to, the following: the performance of financial markets, the investment performance of sponsored investment products and separately managed accounts, general economic conditions, future acquisitions, competitive conditions and government regulations, including changes in tax regulations and rates. We caution readers to carefully consider such factors. Further, such forward-looking statements speak only as of the date on which such statements are made; we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. For further information regarding these forward-looking statements and the factors that could cause actual results to differ, see “Risk Factors” in Part I, Item 1A of our Form 10-K for the year ended December 31, 2005 and Part II, Item 1A in this Form 10-Q. Any or all of the forward-looking statements that we make in this Form 10-Q or any other public statements we issue may turn out to be wrong. It is important to remember that other factors besides those listed in “Risk Factors” and those listed below could also adversely affect our revenues, financial condition, results of operations, and business prospects.

The forward-looking statements referred to in the preceding paragraph include statements regarding the outcome of litigation and the effect on future earnings of the disposition of our cash management services to Federated Investors, Inc. (“Disposition”). Litigation is inherently unpredictable, and excessive damage awards do occur. Though we have stated that we do not expect certain legal proceedings to have a material adverse effect on results of operations or financial condition, any settlement or judgment on the merits of a legal proceeding could be significant, and could have a material adverse effect on our results of operations or financial condition. The effect of the Disposition on future earnings, resulting from contingent payments to be received in future periods, will depend on the amount of net revenue earned by Federated Investors, Inc. during these periods on assets under management maintained in Federated’s funds by our former cash management clients. The amount of gain ultimately realized from the Disposition depends on whether we receive a final contingent payment payable on the fifth anniversary of the closing of the transaction (see Note 9 to the AllianceBernstein condensed consolidated financial statements contained in Item 1).

Index

The forward-looking statements referred to above also include statements regarding substantial investment opportunity in growth stocks and our optimism that growth will continue in institutional research services. The actual performance of the capital markets and other factors beyond our control will affect our investment success for clients and asset inflows. Declines in rates charged for brokerage transactions and fluctuations in transaction volume and market share will affect the growth of our institutional research services.

OTHER INFORMATION

With respect to the unaudited condensed consolidated interim financial information of AllianceBernstein for the three-month and nine-month periods ended September 30, 2006, included in this quarterly report on Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information.  However, their separate report dated November 8, 2006 appearing herein states that they did not audit and they do not express an opinion on the unaudited condensed consolidated interim financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act for their report on the unaudited condensed consolidated interim financial information because that report is not a “report” or a “part” of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Securities Act.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to AllianceBernstein’s market risk for the quarter ended September 30, 2006.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

AllianceBernstein maintains a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported in a timely manner, and (ii) accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to permit timely decisions regarding our disclosure.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the third quarter of 2006 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Index

Item 6.	Exhibits

3.1	Amendment No. 1 dated February 24, 2006 to Amended and Restated Agreement of Limited Partnership of Holding.

3.2	Amendment No. 1 dated February 24, 2006 to Amended and Restated Agreement of Limited Partnership of AllianceBernstein.

15.1	Letter from PricewaterhouseCoopers LLP, our Independent Registered Public Accounting Firm, regarding unaudited interim financial information.

15.2	Letter from KPMG LLP regarding unaudited interim financial information.

31.1	Certification of Mr. Sanders furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Mr. Joseph furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Dated: November 8, 2006	ALLIANCEBERNSTEIN L.P.

	By:	/s/ Robert H. Joseph, Jr.
Robert H. Joseph, Jr.
Senior Vice President and Chief Financial Officer