Form 10-K
period 2006-12-31
ALLIANCEBERNSTEIN L.P.
filed 2007-02-28
CIK 1109448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The number of units of limited partnership interest outstanding as of January 31, 2007 was 259,313,247.

DOCUMENTS INCORPORATED BY REFERENCE
This Form 10-K does not incorporate any document by reference.

- i -

GLOSSARY OF CERTAIN DEFINED TERMS

“AllianceBernstein” — AllianceBernstein L.P. (Delaware limited partnership formerly known as Alliance Capital Management L.P., “Alliance Capital”), the operating partnership, and its subsidiaries and, where appropriate, its predecessors, Holding and ACMC, Inc. and their respective subsidiaries.

“AllianceBernstein Investments”— AllianceBernstein Investments, Inc. (Delaware corporation), a wholly-owned subsidiary of AllianceBernstein that services retail clients and distributes company-sponsored mutual funds.

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

“AXA Financial”— AXA Financial, Inc. (Delaware corporation), a wholly-owned subsidiary of AXA.

“Bernstein GWM” — Bernstein Global Wealth Management, a unit of AllianceBernstein that services private clients.

“Bernstein Transaction”— on October 2, 2000, AllianceBernstein’s acquisition of the business and assets of SCB Inc., formerly known as Sanford C. Bernstein Inc. (“Bernstein”), and assumption of the liabilities of the Bernstein business.

“Exchange Act”— the Securities Exchange Act of 1934, as amended.

“ERISA” — the Employee Retirement Income Security Act of 1974, as amended.

“General Partner”— AllianceBernstein Corporation (Delaware corporation), the general partner of AllianceBernstein and Holding and a wholly-owned subsidiary of AXA Equitable, and, where appropriate, ACMC, Inc., its predecessor.

“Holding” — AllianceBernstein Holding L.P. (Delaware limited partnership).

“Holding Partnership Agreement”— the Amended and Restated Agreement of Limited Partnership of Holding.

“Holding Units”— units representing assignments of beneficial ownership of limited partnership interests in Holding.

“Investment Advisers Act”— the Investment Advisers Act of 1940, as amended.

“Investment Company Act”— the Investment Company Act of 1940, as amended.

“NYSE” — The New York Stock Exchange, Inc.

“Partnerships”— AllianceBernstein and Holding together.

“SCB LLC”— Sanford C. Bernstein & Co., LLC (Delaware limited liability company), a wholly-owned subsidiary of AllianceBernstein that provides institutional research services in the United States.

“SCBL”— Sanford C. Bernstein Limited (U.K. company), a wholly-owned subsidiary of AllianceBernstein that provides institutional research services primarily in Europe.

“SEC”— the United States Securities and Exchange Commission.

“Securities Act”— the Securities Act of 1933, as amended.

- ii -

PART I

Item 1.	Business

The words “we” and “our” in this Form 10-K refer collectively to Holding, AllianceBernstein and its subsidiaries, or to their officers and employees. Similarly, the word “company” refers to both Holding and AllianceBernstein. Where the context requires distinguishing between Holding and AllianceBernstein, we identify which of them is being discussed. Holding Unitholders own partnership interests in a holding company whose principal source of income and cash flow is attributable to its ownership of limited partnership interests in AllianceBernstein.

We use “global” in this Form 10-K to refer to all nations, including the United States; we use “international” or “non-U.S.” to refer to nations other than the United States.

General

Clients

AllianceBernstein provides research, diversified investment management and related services globally to a broad range of clients, including:

•	institutional clients, including unaffiliated corporate and public employee pension funds, endowment funds, domestic and foreign institutions and governments, and various affiliates;

•	retail clients;

•	private clients, including high-net-worth individuals, trusts and estates, charitable foundations, partnerships, private and family corporations, and other entities; and

•	institutional investors desiring independent institutional research.

We also provide distribution, shareholder servicing, and administrative services to our sponsored mutual funds.

Our primary objective is to have more investment knowledge and to use it better than our competitors to help our clients achieve their investment goals and financial peace of mind. We are dedicated to creating and sustaining a fiduciary culture. As a fiduciary, we place the interests of our clients first and foremost. We are committed to the fair and equitable treatment of all our clients, and to comply with all applicable rules and regulations and internal compliance policies to which our business is subject. We pursue these goals through education of our employees to promote awareness of our fiduciary obligations, incentives that align employees’ interests with those of our clients, and a range of measures, including active monitoring, to ensure regulatory compliance. Some of the specific steps we’ve taken in recent years to help us achieve these goals include:

•	revising our code of ethics to better align the interests of our employees with those of our clients;

•	forming two committees composed primarily of executive management to oversee and resolve code of ethics and compliance-related issues;

•	creating an ombudsman office, where employees and others can voice concerns on a confidential basis; and

•	initiating firm-wide compliance and ethics training programs.

Research

Our high-quality, in-depth fundamental research is the foundation of our business. We believe that our global team of research professionals gives us a competitive advantage in achieving investment success for our clients.

Our research disciplines include fundamental research, quantitative research, economic research, and currency forecasting capabilities. In addition, we have created several specialist research units, including one unit that examines global strategic changes that can affect multiple industries and geographies, and another dedicated to identifying potentially successful innovations within early-stage companies.

Products and Services

We offer a broad range of investment products and services to our clients:

•
To our institutional clients, we offer separately managed accounts, sub-advisory relationships, structured products, group trusts, mutual funds, and other investment vehicles (“Institutional Investment Services”);

•
To our retail clients, we offer retail mutual funds sponsored by AllianceBernstein, our subsidiaries, and our affiliated joint venture companies, sub-advisory relationships with mutual funds sponsored by third parties, separately managed account programs that are sponsored by various financial intermediaries worldwide (“Separately Managed Account Programs”), and other investment vehicles (collectively, “Retail Services”);

•	To our private clients, we offer separately managed accounts, hedge funds, mutual funds, and other investment vehicles (“Private Client Services”); and

•	To our institutional investors, we offer in-depth, independent, fundamental research, portfolio strategy, trading, and brokerage-related services (“Institutional Research Services”).

This broad range of investment services is provided by a group of investment professionals with significant expertise in their respective disciplines. As of December 31, 2006, our 329 research analysts, located around the world, supported our 174 portfolio managers. Our portfolio managers have an average of 19 years of experience in the industry and 10 years of experience with AllianceBernstein. Together, they oversee a number of different types of investment products within various vehicles and strategies, including separately managed accounts, mutual funds, hedge funds, structured products, and other investment vehicles. Our investment services include:

•	Growth equities, generally targeting stocks with under-appreciated growth potential;

•	Value equities, generally targeting stocks that are out of favor and that may trade at bargain prices;

•	Fixed income securities, including both taxable and tax-exempt securities;

•	Passive management, including both index and enhanced index strategies; and

•	Blend strategies, combining style pure investment components with systematic rebalancing.

We manage these services using various investment disciplines, including market capitalization (e.g., large-, mid-, and small-cap equities), term (e.g., long-, intermediate-, and short-duration debt securities), and geographic location (e.g., U.S., international, global, and emerging markets), as well as local and regional disciplines in major markets around the world.

Blend strategies are an increasingly important component of our product line. As of December 31, 2006, blend AUM were $134 billion (representing 19% of our company-wide AUM), an increase of 52% from $88 billion as of December 31, 2005 and 154% from $53 billion as of December 31, 2004.

Sub-advisory client mandates span our investment strategies, including growth, value, fixed income, and blend. We serve as sub-adviser for retail mutual funds, insurance products, retirement platforms, and institutional investment products. Dedicated marketing and client servicing professionals are responsible for servicing these relationships.

Global Reach

We serve clients in major global markets through operations in 47 cities in 24 countries. Our client base includes investors throughout the Americas, Europe, Asia, Africa, and Australia. We utilize an integrated global investment platform that provides our clients with access to local (country-specific), international, and global research and investment strategies.

Assets under management by client domicile and investment service as of December 31, 2006, 2005, and 2004 were as follows:

By Client Domicile ($ in billions):

December 31, 2006	December 31, 2005	December 31, 2004

By Investment Service ($ in billions):

December 31, 2006	December 31, 2005	December 31, 2004

As the above charts indicate, our business continues to become increasingly global. Our international client base increased by 44% during 2006 and 30% during 2005 and, likewise, our global and international AUM increased by 50% during 2006 and 38% during 2005. In addition, approximately 76%, 69%, and 51% of our gross asset inflows (sales / new accounts) during 2006, 2005, and 2004, respectively, were invested in global and international investment services.

Revenues

We earn revenues by charging fees for managing the investment assets of, and providing research to, our clients. We generally calculate investment advisory fees as a percentage of the value of AUM, with such fees varying by type of investment service, size of account, and total amount of assets we manage for a particular client. Accordingly, fee income generally increases or decreases as AUM increase or decrease. Increases in AUM generally result from market appreciation, positive investment performance for clients, or net asset inflows from new or existing clients. Similarly, decreases in AUM generally result from market depreciation, negative investment performance for clients, or net asset outflows due to client redemptions, account terminations, or asset withdrawals.

We sometimes charge a performance-based fee in addition to or in lieu of a base fee. Performance-based fees are calculated as either a percentage of absolute investment results or a percentage of investment results in excess of a stated benchmark over a specified period of time, and they are recorded as revenue at the end of the measurement period. Accordingly, as performance-based fees continue to become an increasingly important part of our business, the seasonality and volatility of our revenues and earnings may become more significant.

We sometimes experience periods when the number of new accounts or the amount of AUM increases significantly, as well as periods when the number of client accounts or the amount of AUM decreases significantly. These shifts result from wide-ranging factors, including conditions of financial markets, our investment performance for clients, and changes in the investment preferences of our clients.

We earn revenues from clients to whom we provide fundamental research, trading, and brokerage-related services, generally in the form of transaction fees calculated as either “cents per share” or a percentage of the value of the securities traded for clients.

For additional information about possible fluctuation in our revenues, see “Risk Factors” in Item 1A.

Employees

As of December 31, 2006, we had 4,914 full-time employees, including 329 research analysts, 174 portfolio managers, 61 traders, and 28 professionals with other investment-related responsibilities. We have employed these professionals for an average period of approximately eight years, and their average investment experience is approximately 15 years. We consider our employee relations to be good.

Institutional Investment Services

We serve our institutional clients through AllianceBernstein Institutional Investments, a unit of AllianceBernstein, and through other units in our international subsidiaries and one of our joint ventures. Institutional Investment Services include actively managed equity accounts (including growth, value, and blend accounts), fixed income accounts, and balanced accounts (which combine equity and fixed income), as well as passive management of index and enhanced index accounts. These services are provided through separately managed accounts, sub-advisory relationships, structured products, group trusts, mutual funds, and other investment vehicles. As of December 31, 2006, institutional assets under management were $455 billion, or 64% of our company-wide assets under management. For more information concerning institutional AUM, revenues, and fees, see “Assets Under Management, Revenues, and Fees” in this Item 1.

Our institutional client base includes unaffiliated corporate and public employee pension funds, endowment funds, domestic and foreign institutions and governments, and certain of our affiliates (AXA and its subsidiaries), as well as certain sub-advisory relationships with unaffiliated sponsors of various other investment products. We manage approximately 2,200 separate accounts for these clients, which are located in more than 40 countries. As of December 31, 2006, we managed employee benefit plan assets for 47 of the Fortune 100 companies, and we managed public pension fund assets for 37 states and/or municipalities in those states.

Our Institutional Investment Services are becoming increasingly global. As of December 31, 2006, our institutional AUM invested in global and international investment services increased to $269 billion, or 59% of institutional AUM, from $172 billion, or 48% of institutional AUM, as of December 31, 2005, and from $124 billion, or 40% of institutional AUM, as of December 31, 2004. Similarly, as of December 31, 2006, the AUM we invested for clients domiciled outside the United States increased to $214 billion, or 47% of institutional AUM, from $137 billion, or 38% of institutional AUM, as of December 31, 2005, and from $103 billion, or 33% of institutional AUM, as of December 31, 2004.

Retail Services

We provide investment management and related services to a wide variety of individual retail investors, both in the U.S. and internationally, through retail mutual funds sponsored by our company, our subsidiaries and affiliated joint venture companies; mutual fund sub-advisory relationships; Separately Managed Account Programs; and other investment vehicles (“Retail Products”). As of December 31, 2006, retail AUM, which are determined by subtracting applicable liabilities from AUM, were $167 billion, or 23% of our company-wide AUM. For more information concerning retail AUM, revenues, and fees, see “Assets Under Management, Revenues, and Fees” in this Item 1.

Our Retail Services are designed to provide disciplined, research-based investments that contribute to a well-diversified investment portfolio. We distribute our Retail Products through financial intermediaries, including broker-dealers, insurance sales representatives, banks, registered investment advisers, and financial planners.

Our Retail Products include open-end and closed-end funds that are either (i) registered as investment companies under the Investment Company Act (“U.S. Funds”), or (ii) not registered under the Investment Company Act and generally not offered to United States persons (“Non-U.S. Funds” and collectively with the U.S. Funds, “AllianceBernstein Funds”). They provide a broad range of investment options, including local and global growth equities, value equities, blend strategies, and fixed income securities. Also among these products are Separately Managed Account Programs, which are sponsored by various financial intermediaries worldwide and generally charge an all-inclusive fee covering investment management, trade execution, asset allocation, and custodial and administrative services. We also provide distribution, shareholder servicing, and administrative services for our Retail Products.

AllianceBernstein Investments serves as the principal underwriter and distributor of the U.S. Funds. AllianceBernstein Investments employs approximately 175 sales representatives who devote their time exclusively to promoting the sale of U.S. Funds and certain other Retail Products by financial intermediaries. AllianceBernstein Investments services approximately 3.9 million shareholder accounts.

AllianceBernstein (Luxembourg) S.A. (“AllianceBernstein Luxembourg”), one of our wholly-owned subsidiaries, generally serves as the placing or distribution agent for the Non-U.S. Funds. AllianceBernstein Luxembourg employs approximately 65 sales representatives who devote their time exclusively to promoting the sale of Non-U.S. Funds and other Retail Products by financial intermediaries.

Our Retail Services are also becoming increasingly global. As of December 31, 2006, our retail AUM invested in global and international investment services increased to $86 billion, or 52% of retail AUM, from $65 billion, or 45% of retail AUM, as of December 31, 2005, and from $48 billion, or 30% of retail AUM, as of December 31, 2004. As of December 31, 2006, the AUM we invested for clients domiciled outside the U.S. increased to $40 billion, or 24% of retail AUM, from $39 billion, or 27% of retail AUM, as of December 31, 2005, and from $32 billion, or 19% of retail AUM, as of December 31, 2004.

We offer the following Retail Products to clients domiciled outside the United States:

•
Internationally-distributed retail funds that currently offer 35 different portfolios to non-U.S. investors distributed by local financial intermediaries by means of distribution agreements in most major international markets (retail AUM in these funds totaled $23 billion as of December 31, 2006);

•
Local-market funds that we distribute through financial intermediaries in specific countries, including Japan, Hong Kong, Singapore, and Taiwan (retail AUM in these funds totaled $5 billion as of December 31, 2006); and

•	Retail sub-advisory mandates (AUM in these relationships totaled $12 billion as of December 31, 2006).

Our U.S. Funds, which include retail funds, our variable products series fund (an insurance product), and the Sanford C. Bernstein Funds (principally Private Client Services products), currently offer 124 different portfolios to U.S. investors. As of December 31, 2006, retail U.S. Funds AUM was approximately $58 billion, or 35% of total retail AUM. Because of the way they are marketed and serviced, we report substantially all of the AUM in the Sanford C. Bernstein Funds, which totaled $27 billion as of December 31, 2006, as private client AUM.

Cash Management Services

During June 2005, AllianceBernstein and Federated Investors, Inc. (“Federated”) completed a transaction pursuant to which Federated acquired our retail cash management services. For additional information, see Note 21 to AllianceBernstein’s consolidated financial statements in Item 8.

Private Client Services

Bernstein GWM combines the former private client services group of Bernstein, which has served private clients for over 35 years, and the former private client group of Alliance Capital. As of December 31, 2006, private client AUM was $95 billion, or 13% of our company-wide AUM. For more information concerning private client AUM, revenues, and fees, see “Assets Under Management, Revenues, and Fees” in this Item 1.

Through Bernstein GWM, we provide Private Client Services to high-net-worth individuals, trusts and estates, charitable foundations, partnerships, private and family corporations, and other entities by means of separately managed accounts, hedge funds, mutual funds, and other investment vehicles. We target investors with financial assets of $1 million or more, although we have a minimum opening account size of $400,000.

Our Private Client Services are built on a direct sales effort that involves approximately 298 financial advisors. These advisors do not manage money, but work with private clients and their tax, legal, and other advisors to assist clients in determining a suitable mix of U.S. and non-U.S. equity securities and fixed income investments. The diversified portfolio created for each client is intended to maximize after-tax investment returns, in light of the client’s individual investment goals, income requirements, risk tolerance, tax situation, and any other relevant factors. Our private clients have access to all of our resources, including research reports, investment planning services, and our Wealth Management Group, which has in-depth knowledge of trust, estate, and tax planning strategies.

Our financial advisors are based in 18 cities in the U.S., including New York City, Atlanta, Boston, Chicago, Cleveland, Dallas, Denver, Houston, Los Angeles, Miami, Minneapolis, Philadelphia, San Diego, San Francisco, Seattle, Tampa, Washington, D.C., and West Palm Beach. Financial advisors have also been based in London since the third quarter of 2006. Bernstein GWM added 37 financial advisors in 2006 (a 14.2% increase from 2005), and plans to add additional advisors in 2007.

Non-U.S. investment services have become increasingly important in the private client channel. As of December 31, 2006, our private client AUM invested in global and international investment services increased to $29 billion, or 30% of private client AUM, from $20 billion, or 26% of private client AUM, as of December 31, 2005, and from $14 billion, or 22% of private client AUM, as of December 31, 2004.

Institutional Research Services

Institutional Research Services (“IRS”) consist of in-depth, independent, fundamental research, portfolio strategy, trading and brokerage-related services provided to institutional investors such as pension fund, hedge fund, and mutual fund managers, and other institutional investors. Trade execution and brokerage-related services are provided by SCB LLC in the United States and SCBL primarily in Europe. As of December 31, 2006, SCB LLC and SCBL (together, “SCB”) served approximately 1,325 clients in the U.S. and approximately 390 clients outside the U.S. For more information concerning the revenues we derive from IRS, see “Assets Under Management, Revenues, and Fees” in this Item 1.

SCB provides in-depth fundamental company and industry research, along with disciplined research into securities valuation and factors affecting stock-price movements. Company and industry analysts are consistently among the highest ranked research analysts in industry surveys conducted by third-party organizations. Along with quantitative analysts and portfolio strategists, our IRS research team totals approximately 160 people, including 52 senior analysts.

In 2006, SCB expanded its research capabilities in London and now has 16 published analysts covering industries and companies in Europe. In addition, SCB LLC’s trading and brokerage operations were enhanced in 2005 with the launch of several proprietary algorithmic trading products. These product additions complemented other major changes already undertaken to transform our trading capability, including the launch of a dedicated sector block trading desk and the expansion of our product specialist team.

Assets Under Management, Revenues, and Fees

The following tables summarize our AUM and revenues by distribution channel:

Assets Under Management(1)(2)

	December 31,			% Change
	2006	2005	2004	2006-05	2005-04
		(in millions)
Institutional Investment Services	$455,069	$358,545	$309,883	26.9%	15.7%
Retail Services	166,928	145,134	134,882	15.0	7.6
Private Client Services	94,898	74,873	63,600	26.7	17.7
	716,895	578,552	508,365	23.9	13.8
Dispositions(3)	—	—	30,399	—	(100.0)
Total	$716,895	$578,552	$538,764	23.9	7.4

____________
(1)	Excludes certain non-discretionary client relationships.
(2)
Starting in 2005, we revised the way we classify our AUM to better align publicly reported AUM with our internal reporting. AUM as of December 31, 2004 has been reclassified by investment service and distribution channel, including the fixed income portions of balanced accounts previously reported in equity, to conform to the 2005 and 2006 presentation.

(3)
Includes AUM of cash management services, South African joint venture interest, and Indian mutual funds. For information about these dispositions, see Note 21 to AllianceBernstein’s consolidated financial statements in Item 8.

Revenues(1)

	Years Ended December 31,			% Change
	2006	2005	2004	2006-05	2005-04
		(in thousands)
Institutional Investment Services	$1,221,780	$894,781	$727,696	36.5%	23.0%
Retail Services	1,303,849	1,188,553	1,288,939	9.7	(7.8)
Private Client Services	882,881	673,216	543,446	31.1	23.9
Institutional Research Services	375,075	352,757	420,141	6.3	(16.0)
Other	354,655	199,281	108,007	78.0	84.5
Total Revenues	4,138,240	3,308,588	3,088,229	25.1	7.1
Less: Interest Expense	187,833	95,863	32,796	95.9	192.3
Net Revenues	$3,950,407	$3,212,725	$3,055,433	23.0	5.1

____________
(1)	Certain prior-year amounts have been reclassified to conform to our 2006 presentation. See Note 2 to AllianceBernstein’s consolidated financial statements in Item 8.

AXA Financial, AXA Equitable, and our other affiliates, whose AUM consist primarily of fixed income investments, together constitute our largest client. Our affiliates represented approximately 16%, 19%, and 19% of our company-wide AUM as of December 31, 2006, 2005, and 2004, respectively. We also earned approximately 5% of our company-wide net revenues from them for each of 2006, 2005, and 2004. We manage some of these assets as part of our Institutional Investment Services and some as part of our Retail Services.

Institutional Investment Services

The following tables summarize our Institutional Investment Services AUM and revenues:

Institutional Investment Services Assets Under Management(1)
(by Investment Service)

	December 31			% Change
	2006	2005	2004	2006-05	2005-04
		(in millions)
Growth Equity:
U.S.	$36,670	$39,721	$39,600	(7.7)%	0.3%
Global and International	66,242	39,327	23,326	68.4	68.6
	102,912	79,048	62,926	30.2	25.6
Value Equity:
U.S.	55,562	50,556	51,006	9.9	(0.9)
Global and International	158,572	101,791	68,595	55.8	48.4
	214,134	152,347	119,601	40.6	27.4
Fixed Income:
U.S.	73,414	74,964	77,314	(2.1)	(3.0)
Global and International	39,166	27,709	25,859	41.3	7.2
	112,580	102,673	103,173	9.6	(0.5)
Index / Structured:
U.S.	19,942	20,908	19,297	(4.6)	8.3
Global and International	5,501	3,569	4,886	54.1	(27.0)
	25,443	24,477	24,183	3.9	1.2
Total:
U.S.	185,588	186,149	187,217	(0.3)	(0.6)
Global and International	269,481	172,396	122,666	56.3	40.5
	455,069	358,545	309,883	26.9	15.7
Dispositions(2)	—	—	1,375	—	(100.0)
Total	$455,069	$358,545	$311,258	26.9	15.2

____________
(1)	Excludes certain non-discretionary client relationships.
(2)	Represents AUM of South African joint venture interest. For information about this disposition, see Note 21 to AllianceBernstein’s consolidated financial statements in Item 8.

Revenues From Institutional Investment Services(1)
(by Investment Service)

	Years Ended December 31,			% Change
	2006	2005	2004	2006-05	2005-04
		(in thousands)
Investment Advisory and Services Fees:
Growth Equity:
U.S.	$122,132	$126,894	$141,264	(3.8)%	(10.2)%
Global and International	226,293	115,403	70,321	96.1	64.1
	348,425	242,297	211,585	43.8	14.5
Value Equity:
U.S.	154,163	155,046	154,681	(0.6)	0.2
Global and International	570,185	362,181	213,565	57.4	69.6
	724,348	517,227	368,246	40.0	40.5
Fixed Income:
U.S.	97,452	95,585	113,581	2.0	(15.8)
Global and International	38,825	29,887	24,108	29.9	24.0
	136,277	125,472	137,689	8.6	(8.9)
Index / Structured:
U.S.	4,993	5,159	5,116	(3.2)	0.8
Global and International	7,177	4,197	5,060	71.0	(17.1)
	12,170	9,356	10,176	30.1	(8.1)
Total Investment Advisory and Services Fees:
U.S.	378,740	382,684	414,642	(1.0)	(7.7)
Global and International	842,480	511,668	313,054	64.7	63.4
	1,221,220	894,352	727,696	36.5	22.9
Distribution Revenues	560	429	—	30.5	n/m
Total	$1,221,780	$894,781	$727,696	36.5	23.0

____________
(1)
Certain prior-year amounts have been reclassified to conform to our 2006 presentation. We reclassified transaction charge revenues earned from certain Institutional Investment Services clients from investment advisory and services fees to Institutional Research Services.

As of December 31, 2006, 2005, and 2004, Institutional Investment Services represented approximately 64%, 62%, and 58%, respectively, of our company-wide AUM. The fees we earned from these services represented approximately 31%, 28%, and 24% of our company-wide net revenues for 2006, 2005, and 2004, respectively.

We manage assets for AXA and its subsidiaries, which together constitute our largest institutional client. These assets accounted for approximately 17%, 18%, and 20% of our total institutional AUM as of December 31, 2006, 2005, and 2004, respectively, and approximately 7%, 8%, and 9% of our total institutional revenues for 2006, 2005, and 2004, respectively.

The institutional AUM we manage for our affiliates, along with our nine other largest institutional accounts, account for approximately 31% of our total institutional AUM as of December 31, 2006 and approximately 16% of our total institutional net revenues for the year ended December 31, 2006. No single institutional client other than AXA and its subsidiaries accounted for more than approximately 1% of our company-wide net revenues for the year ended December 31, 2006.

We manage the assets of our institutional clients through written investment management agreements or other arrangements, all of which are generally terminable at any time or upon relatively short notice by either party. In general, our written investment management agreements may not be assigned without client consent.

We are compensated principally on the basis of investment advisory fees calculated as a percentage of assets under management. The percentage we charge varies with the type of investment service, the size of the account, and the total amount of assets we manage for a particular client.

We charge performance-based fees on approximately 15% of institutional assets under management. Performance-based fees provide for a relatively low asset-based fee plus an additional fee based on investment performance.

Retail Services

The following tables summarize our Retail Services AUM and revenues:

Retail Services Assets Under Management
(by Investment Service)

	December 31,			% Change
	2006	2005	2004	2006-05	2005-04
		(in millions)
Growth Equity:
U.S.	$28,587	$31,193	$33,436	(8.4)%	(6.7)%
Global and International	19,937	19,523	14,670	2.1	33.1
	48,524	50,716	48,106	(4.3)	5.4
Value Equity:
U.S.	35,749	32,625	32,113	9.6	1.6
Global and International	38,797	16,575	8,600	134.1	92.7
	74,546	49,200	40,713	51.5	20.8
Fixed Income:
U.S.	11,420	12,053	17,076	(5.3)	(29.4)
Global and International	27,614	27,648	23,742	(0.1)	16.5
	39,034	39,701	40,818	(1.7)	(2.7)
Index / Structured:
U.S.	4,824	4,230	4,203	14.0	0.6
Global and International	—	1,287	1,042	(100.0)	23.5
	4,824	5,517	5,245	(12.6)	5.2
Total:
U.S.	80,580	80,101	86,828	0.6	(7.7)
Global and International	86,348	65,033	48,054	32.8	35.3
	166,928	145,134	134,882	15.0	7.6
Dispositions(1)	—	—	28,670	—	(100.0)
Total	$166,928	$145,134	$163,552	15.0	(11.3)

____________
(1)	Includes AUM of cash management services and Indian mutual funds. For information about these dispositions, see Note 21 to AllianceBernstein’s consolidated financial statements in Item 8.

Revenues From Retail Services(1)
(by Investment Service)

	Years Ended December 31,			% Change
	2006	2005	2004	2006-05	2005-04
		(in thousands)
Investment Advisory and Services Fees:
Growth Equity:
U.S.	$143,344	$140,428	$152,207	2.1%	(7.7)%
Global and International	152,883	119,173	101,088	28.3	17.9
	296,227	259,601	253,295	14.1	2.5
Value Equity:
U.S.	123,355	119,545	115,907	3.2	3.1
Global and International	133,314	64,718	27,957	106.0	131.5
	256,669	184,263	143,864	39.3	28.1
Fixed Income:
U.S.(2)	43,705	88,714	177,916	(50.7)	(50.1)
Global and International	186,196	156,068	147,183	19.3	6.0
	229,901	244,782	325,099	(6.1)	(24.7)
Index / Structured:
U.S.	1,673	1,507	1,661	11.0	(9.3)
Global and International	3,363	3,640	3,130	(7.6)	16.3
	5,036	5,147	4,791	(2.2)	7.4
Total Investment Advisory and Services Fees:
U.S.	312,077	350,194	447,691	(10.9)	(21.8)
Global and International	475,756	343,599	279,358	38.5	23.0
	787,833	693,793	727,049	13.6	(4.6)
Distribution Revenues(3)	418,780	395,402	445,911	5.9	(11.3)
Shareholder Servicing Fees(3)	97,236	99,358	115,979	(2.1)	(14.3)
Total	$1,303,849	$1,188,553	$1,288,939	9.7	(7.8)

____________
(1)
Certain prior-year amounts have been reclassified to conform to our 2006 presentation. We reclassified transaction charge revenues earned from certain Retail Services clients from investment advisory and services fees to Institutional Research Services.

(2)	Reflects disposition of cash management services. See Note 21 to AllianceBernstein’s consolidated financial statements in Item 8.
(3)	For a description of distribution revenues and shareholder servicing fees, see below.

Fees for our Retail Products are generally charged as a percentage of average daily AUM. As certain of the U.S. Funds have grown, we have revised our fee schedules to provide lower incremental fees above certain asset levels. Fees paid by the U.S. Funds, EQ Advisors Trust (“EQAT”), AXA Enterprise Multimanager Funds Trust (“AXA Enterprise Trust”), and AXA Premier VIP Trust are reflected in the applicable investment management agreement and generally must be approved annually by the boards of directors or trustees of those funds, including by a majority of the independent directors or trustees. Increases in these fees must be approved by fund shareholders. In general, each investment management agreement with the AllianceBernstein Funds, EQAT, AXA Enterprise Trust, and AXA Premier VIP Trust provides for termination by either party at any time upon 60 days’ notice.

Fees paid by Non-U.S. Funds are reflected in investment management agreements that continue until they are terminated. Increases in these fees must generally be approved by the relevant regulatory authority depending on the domicile and structure of the fund, and Non-U.S. Fund shareholders must be given advance notice of any fee increases.

Our Retail Products include variable products, which are open-end mutual funds designed to fund variable annuity contracts and variable life insurance policies offered by the separate accounts of life insurance companies (“Variable Products”). We manage the AllianceBernstein Variable Products Series Fund, Inc. (“ABVPS”), which serves as the investment vehicle for insurance products offered by unaffiliated insurance companies, and we sub-advise mutual funds sponsored by the following affiliates: EQAT, AXA Enterprise Trust, AXA Premier VIP Trust, and AXA Asia Pacific Holdings Limited and its subsidiaries (“AXA Asia Pacific”). As of December 31, 2006, the AUM of Variable Products portfolios totaled approximately $58 billion.

EQAT, AXA Enterprise Trust, AXA Premier VIP Trust, AXA Asia Pacific, together with other AXA affiliates, constitute our largest retail client. They accounted for approximately 24%, 29%, and 24% of our total retail AUM as of December 31, 2006, 2005, and 2004, respectively, and approximately 7%, 8%, and 7% of our total retail revenues for 2006, 2005 and 2004, respectively.

Our mutual fund distribution system (the “System”) includes a multi-class share structure that permits open-end AllianceBernstein Funds to offer investors various options for the purchase of mutual fund shares, including both front-end load shares and back-end load shares. For front-end load shares, AllianceBernstein Investments pays sales commissions to financial intermediaries distributing the funds from the front-end sales charge it receives from investors at the time of the sale. For back-end load shares, AllianceBernstein Investments pays sales commissions to financial intermediaries at the time of sale and also receives higher ongoing distribution services fees from the mutual funds. In addition, investors who redeem back-end load shares before the expiration of the minimum holding period (which ranges from one year to four years) pay a contingent deferred sales charge (“CDSC”) to AllianceBernstein Investments. We expect to recover deferred sales commissions over periods not exceeding five and one-half years through receipt of a CDSC and/or the higher ongoing distribution services fees we receive from holders of back-end load shares. Payments of sales commissions made to financial intermediaries in connection with the sale of back-end load shares under the System, net of CDSC received of $23.7 million, $21.4 million, and $32.9 million, totaled approximately $98.7 million, $74.2 million, and $44.6 billion during 2006, 2005, and 2004, respectively.

The rules of the National Association of Securities Dealers, Inc. (“NASD”) effectively cap the aggregate sales charges that may be received by AllianceBernstein Investments. The cap is 6.25% of cumulative gross sales (plus interest at the prime rate plus 1% per annum) in each share class of the open-end U.S. Funds.

Most open-end U.S. Funds have adopted a plan under Rule 12b-1 of the Investment Company Act that allows the fund to pay, out of assets of the fund, distribution and service fees for the distribution and sale of its shares (“Rule 12b-1 Fees”). The open-end AllianceBernstein Funds have entered into agreements with AllianceBernstein Investments under which they pay a distribution services fee to AllianceBernstein Investments. AllianceBernstein Investments has entered into selling and distribution agreements pursuant to which it pays sales commissions to the financial intermediaries that distribute our open-end U.S. Funds. These agreements are terminable by either party upon notice (generally not more than 60 days) and do not obligate the financial intermediary to sell any specific amount of fund shares. A small amount of mutual fund sales is made directly by AllianceBernstein Investments, in which case AllianceBernstein Investments retains the entire sales charge.

In addition to Rule 12b-1 Fees, AllianceBernstein Investments, at its own expense, currently provides additional payments under distribution services and educational support agreements to firms that sell shares of our funds, a practice sometimes referred to as revenue sharing. Although the amount of payments made to each qualifying firm in any given year may vary, the total amount paid to a financial intermediary in connection with the sale of shares of U.S. Funds will generally not exceed the sum of (i) 0.25% of the current year’s fund sales by that firm, and (ii) 0.10% of average daily net assets attributable to that firm over the course of the year. These sums may be associated with our funds’ status on a financial intermediary’s preferred list of funds or may be otherwise associated with the financial intermediary’s marketing and other support activities, such as client education meetings and training efforts relating to our funds.

Financial intermediaries sometimes also receive sub-transfer agency or recordkeeping payments from us and our U.S. Funds.

During 2006, the 10 financial intermediaries responsible for the largest volume of sales of open-end AllianceBernstein Funds were responsible for 36% of such sales. AXA Advisors, LLC (“AXA Advisors”), a wholly-owned subsidiary of AXA Financial that utilizes members of AXA Equitable’s insurance sales force as its registered representatives, was responsible for approximately 2%, 3%, and 4% of total sales of shares of open-end AllianceBernstein Funds in 2006, 2005, and 2004, respectively. AXA Advisors is under no obligation to sell a specific amount of AllianceBernstein Fund shares and also sells shares of mutual funds sponsored by other affiliates and unaffiliated organizations.

Subsidiaries of Merrill Lynch & Co., Inc. (collectively “Merrill Lynch”) were responsible for approximately 6%, 5%, and 6% of open-end AllianceBernstein Fund sales in 2006, 2005, and 2004, respectively. Citigroup Inc. (and its subsidiaries, “Citigroup”) was responsible for approximately 5% of open-end AllianceBernstein Fund sales in 2006, 5% in 2005, and 7% in 2004. Neither Merrill Lynch nor Citigroup is under any obligation to sell a specific amount of AllianceBernstein Fund shares and each also sells shares of mutual funds that it sponsors and that are sponsored by unaffiliated organizations.

No dealer or agent has in any of the last three years accounted for more than 10% of total sales of shares of our open-end AllianceBernstein Funds.

Based on industry sales data reported by the Investment Company Institute (December 2006), our market share in the U.S. mutual fund industry is 1.14% of total industry assets and we accounted for 0.86% of total open-end industry sales in the U.S. during 2006. The investment performance of the U.S. Funds is an important factor in the sale of their shares, but there are also other factors, including the level and quality of shareholder services (see below) and the amounts and types of distribution assistance and administrative services payments made to financial intermediaries. We believe that our compensation programs with financial intermediaries are competitive with others in the industry.

Under current interpretations of U.S. laws and regulations governing depository institutions, banks and certain of their affiliates generally are permitted to act as agent for their customers in connection with the purchase of mutual fund shares and to receive as compensation a portion of the sales charges paid with respect to such purchases. During 2006, banks and their affiliates accounted for approximately 14% of open-end U.S. Funds and Variable Products sales.

During 2004, each of the U.S. Funds appointed an independent compliance officer reporting to the independent directors of each U.S. Fund. The expense of this officer and his staff is borne by AllianceBernstein.

AllianceBernstein Investor Services, Inc. (“Investor Services”), one of our wholly-owned subsidiaries, provides transfer agency and related services for each open-end U.S. Fund and provides shareholder servicing for each open-end U.S. Fund’s shareholder accounts. As of December 31, 2006, Investor Services employed 239 people. Investor Services operates in Secaucus, New Jersey, and San Antonio, Texas. It receives a monthly fee under each of its servicing agreements with the open-end U.S. Funds based on the number and type of shareholder accounts serviced. Each servicing agreement must be approved annually by the relevant open-end U.S. Fund’s board of directors or trustees, including a majority of the independent directors or trustees, and may be terminated by either party without penalty upon 60 days’ notice.

Most AllianceBernstein Funds utilize our personnel to perform legal, clerical, and accounting services not required to be provided by AllianceBernstein. Payments by the U.S. Funds and certain Non-U.S. Funds for these services must be specifically approved in advance by the fund’s board of directors or trustees. Currently, AllianceBernstein and Investor Services record revenues for providing these services to the AllianceBernstein Funds at the rate of approximately $7.0 million per year.

AllianceBernstein Investor Services, a unit of AllianceBernstein Luxembourg (“ABIS Lux”), is the transfer agent of substantially all of the Non-U.S. Funds. As of December 31, 2006, ABIS Lux employed 59 people. ABIS Lux operates in Luxembourg (and is supported by operations in Singapore, Hong Kong, and the United States) and receives a monthly fee for its transfer agency services and a transaction-based fee under various services agreements, which agreements may be terminated by either party upon 60 days’ notice. AllianceBernstein (Luxembourg) S.A. is one of our wholly-owned subsidiaries.

Private Client Services

The following tables summarize Private Client Services AUM and revenues:

Private Client Services Assets Under Management
(by Investment Service)

	December 31,			% Change
	2006	2005	2004	2006-05	2005-04
		(in millions)
Growth Equity:
U.S.	$13,237	$9,986	$7,022	32.6%	42.2%
Global and International	9,418	6,390	4,001	47.4	59.7
	22,655	16,376	11,023	38.3	48.6
Value Equity:
U.S.	27.703	23,725	22,411	16.8	5.9
Global and International	19,091	12,959	9,874	47.3	31.2
	46,794	36,684	32,285	27.6	13.6
Fixed Income:
U.S.	25,032	21,471	20,111	16.6	6.8
Global and International	328	241	75	36.1	221.3
	25,360	21,712	20,186	16.8	7.6
Index / Structured:
U.S.	80	101	106	(20.8)	(4.7)
Global and International	9	—	—	—	—
	89	101	106	(11.9)	(4.7)
Total:
U.S.	66,052	55,283	49,650	19.5	11.3
Global and International	28,846	19,590	13,950	47.2	40.4
	94,898	74,873	63,600	26.7	17.7
Dispositions(1)	—	—	354	—	(100.0)
Total	$94,898	$74,873	$63,954	26.7	17.1

____________
(1)	Includes AUM of cash management services. For information about this disposition, see Note 21 to AllianceBernstein’s consolidated financial statements in Item 8.

Revenues From Private Client Services(1)
(by Investment Service)

	Years Ended December 31,			% Change
	2006	2005	2004	2006-05	2005-04
		(in thousands)
Investment Advisory and Services Fees:
Growth Equity:
U.S.	$134,070	$93,716	$62,892	43.1%	49.0%
Global and International	83,615	58,308	39,086	43.4	49.2
	217,685	152,024	101,978	43.2	49.1
Value Equity:
U.S.	293,281	256,580	237,796	14.3	7.9
Global and International	260,529	161,793	97,380	61.0	66.1
	553,810	418,373	335,176	32.4	24.8
Fixed Income:
U.S.	108,418	99,868	104,010	8.6	(4.0)
Global and International	1,188	879	257	35.2	242.0
	109,606	100,747	104,267	8.8	(3.4)
Index / Structured:
U.S.	75	103	653	(27.2)	(84.2)
Global and International	—	—	—	—	—
	75	103	653	(27.2)	(84.2)
Total Investment Advisory and Services Fees:
U.S.	535,844	450,267	405,351	19.0	11.1
Global and International	345,332	220,980	136,723	56.3	61.6
	881,176	671,247	542,074	31.3	23.8
Distribution Revenues	1,705	1,969	1,372	(13.4)	43.5
Total	$882,881	$673,216	$543,446	31.1	23.9

____________
(1)
Certain prior-year amounts have been reclassified to conform to our 2006 presentation. We reclassified transaction charge revenues earned from certain Private Client Services clients from investment advisory and services fees to Institutional Research Services.

Private client accounts are managed pursuant to a written investment advisory agreement generally among the client, AllianceBernstein and SCB LLC (sometimes between the client and AllianceBernstein Limited, a wholly-owned subsidiary of ours organized in the U.K.), which usually is terminable at any time or upon relatively short notice by any party. In general, these contracts may not be assigned without the consent of the client. For providing services to private clients, we are compensated by fees calculated as a percentage of AUM and that vary based on the type of portfolio and the size of the account. The aggregate fees we charge for managing hedge funds may be higher than the fees we charge for managing other assets in private client accounts because hedge fund fees provide for performance-based fees, incentive allocations, or carried interests in addition to asset-based fees. We charge performance-based fees on approximately 7% of private client assets under management, primarily assets held in hedge funds.

We market and distribute our hedge funds globally to high-net-worth clients and, to a lesser extent, institutional investors. Hedge fund AUM totaled $7.2 billion as of December 31, 2006, $5.8 billion of which was private client AUM and $1.4 billion of which was institutional AUM.

We eliminated transaction charges during 2005 on U.S. equity services for most private clients as part of a management initiative that changed the structure of investment advisory and services fees charged for our services. The restructuring eliminated transaction charges for trade execution performed by SCB LLC for most private clients; the transaction charges were replaced by higher asset-based fees. This new fee structure provides greater transparency and predictability of asset management costs for our private clients. The elimination of transaction charges was not the result of the NYAG AoD (see “Regulation” in this Item 1 for the definition of NYAG AoD and additional information) or an agreement with any other regulator.

Revenues from Private Client Services represented approximately 22%, 21%, and 18% of our company-wide net revenues for the years ended December 31, 2006, 2005, and 2004, respectively.

Institutional Research Services

The following table summarizes Institutional Research Services revenues:

Revenues From Institutional Research Services

	Years Ended December 31,			% Change
	2006	2005	2004	2006-05	2005-04
		(in thousands)
Transaction Execution and Research:
U.S. Clients	$296,736	$290,511	$371,127	2.1%	(21.7)%
Non-U.S. Clients	69,279	57,870	45,598	19.7	26.9
	366,015	348,381	416,725	5.1	(16.4)
Other	9,060	4,376	3,416	107.0	28.1
Total	375,075	352,757	420,141	6.3	(16.0)
Reclassification(1)	(1,760)	(31,476)	(116,532)	(94.4)	(73.0)
Without Reclassification	$373,315	$321,281	$303,609	16.2	5.8

____________
(1)
SCB earned revenues of approximately $1.8 million in 2006 from brokerage transactions executed on behalf of AllianceBernstein (acting on behalf of certain of its U.S. asset management clients that have authorized AllianceBernstein to use SCB for trade execution) which previously were reported as investment advisory and services fees. Since January 1, 2006, we have reported all revenues earned by SCB from brokerage transactions executed for these clients as Institutional Research Services revenues. Accordingly, we reclassified $31.5 million and $116.5 million of transaction charge revenue in 2005 and 2004, respectively, from investment advisory and services fees to Institutional Research Services to conform to our 2006 presentation.

We earn revenues for providing investment research to, and executing brokerage transactions for, institutional clients. These clients compensate us principally by directing SCB to execute brokerage transactions, for which we earn transaction charges. These services accounted for approximately 9%, 11%, and 14% of our company-wide net revenues for the years ended December 31, 2006, 2005, and 2004, respectively.

Fee rates charged for brokerage transactions have declined significantly in recent years, but increases in transaction volume and market share in both the U.S. and Europe have more than offset decreases in fee rates. For additional information, see “Risk Factors” in Item 1A and “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Executive Overview” in Item 7.

Custody and Brokerage

Custody

SCB LLC acts as custodian for the majority of AllianceBernstein’s private client AUM and some of AllianceBernstein’s hedge fund AUM and institutional AUM. Other custodial arrangements are maintained by client-designated banks, trust companies, brokerage firms or other custodians.

Brokerage

We generally have the discretion to select the broker-dealers to execute securities transactions for client accounts. When selecting brokers, we are required to obtain “best execution”. Although there is no single statutory definition, SEC releases and other legal guidelines make clear that the duty to obtain best execution requires us to seek “the most advantageous terms reasonably available under the circumstances for a customer’s account”. In addition to paying the lowest possible commission rate, we take into account such factors as current market conditions, financial strength, and the ability and willingness of the broker to commit capital by taking positions in order to execute transactions.

While we select brokers primarily on the basis of their execution capabilities, we may also take into consideration the quality and amount of research services (“Soft Dollar Services”) a broker provides to us for the benefit of our clients. Soft Dollar Services, which we purchase to augment our own research capabilities, are governed by Section 28(e) of the Exchange Act. We use broker-dealers that provide Soft Dollar Services in consideration for commissions paid for the execution of client trades, subject at all times to our duty to seek best execution, and with respect to which we reasonably conclude, in good faith, that the value of the execution and other services we receive from the broker-dealer is reasonable in relation to the amount of commissions paid. The commissions charged by these full-service brokers are higher than those charged by electronic trading networks and other “low-touch” venues.

We sometimes execute client transactions through SCB LLC or SCBL, our affiliated broker-dealers. We do so only when our clients have consented to our use of affiliated broker-dealers or we are otherwise permitted to do so, and only when we can execute these transactions in accordance with applicable law (e.g., our obligation to obtain best execution). In 2006, we executed approximately $4.8 million in transactions through SCB. We may use brokers to effect client transactions that sell shares of AllianceBernstein Funds or third party funds we sub-advise; however, we prohibit our investment professionals who place trades from considering these other relationships or the sale of fund shares as a factor when selecting brokers to effect transactions.

We have a Brokerage Allocation Committee that covers equities and has principal oversight responsibility for evaluating brokerage matters, including how to use the Soft Dollar Services we receive in a manner that is in the best interests of our clients and consistent with current regulatory requirements.

Service Marks

In connection with our name changes to AllianceBernstein L.P. and AllianceBernstein Holding L.P. in February 2006, we applied to register a number of service marks with the U.S. Patent and Trademark Office and various foreign patent offices, including an “AB” design logo and the combination of such logo with the mark “AllianceBernstein”.

In connection with the Bernstein Transaction, we acquired all of the rights and title in, and to, the Bernstein service marks, including the mark “Bernstein”.

Regulation

AllianceBernstein, Holding, the General Partner, SCB LLC, AllianceBernstein Global Derivatives Corporation (a wholly-owned subsidiary of AllianceBernstein, “Global Derivatives”), and Alliance Corporate Finance Group Incorporated (a wholly-owned subsidiary of AllianceBernstein) are investment advisers registered under the Investment Advisers Act. SCB LLC and Global Derivatives are also registered with the Commodity Futures Trading Commission as commodity pool operators.

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

	Minimum Net Capital/ Financial Resources as of December 31, 2006
	Required	Actual
	(in millions)

AllianceBernstein Investments	$21.6	$42.4
SCB	41.5	154.1
SCBL	16.0	30.7
Total	$79.1	$227.2

Holding Units trade publicly on the NYSE under the ticker symbol “AB”. Holding is an NYSE listed company and, therefore, subject to the applicable regulations set forth in the NYSE Listed Company Manual.

AllianceBernstein Trust Company, LLC, a wholly-owned subsidiary of AllianceBernstein, is a non-depository trust company chartered under New Hampshire law. AllianceBernstein Trust Company was chartered in order to serve as trustee and investment adviser to company-sponsored collective investment trusts and is authorized to act as trustee, executor, transfer agent, custodian, investment adviser, and in any other capacity authorized for a trust company under New Hampshire law. As a state-chartered trust company exercising fiduciary powers, AllianceBernstein Trust Company must comply with New Hampshire laws applicable to trust company operations (such as NH Revised Statutes Annotated Part 392), certain federal laws (such as ERISA and sections of the Bank Secrecy Act), and the New Hampshire banking laws.

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

All aspects of our business are subject to various federal and state laws and regulations, rules of various securities regulators and exchanges, and laws in the foreign countries in which our subsidiaries and joint ventures conduct business. These laws and regulations are primarily intended to benefit clients and fund shareholders and generally grant supervisory agencies broad administrative powers, including the power to limit or restrict the carrying on of business for failure to comply with such laws and regulations. In such event, the possible sanctions that may be imposed include the suspension of individual employees, limitations on engaging in business for specific periods, the revocation of the registration as an investment adviser or broker-dealer, censures, and fines.

Some of our subsidiaries are subject to the oversight of regulatory authorities in Europe, including the FSA in the U.K., and in Asia, including the Securities and Futures Commission in Hong Kong and the Monetary Authority of Singapore. While the requirements of these foreign regulators are often comparable to the requirements of the SEC and other U.S. regulators, they are sometimes more restrictive and may cause us to incur substantial expenditures of time and money in our effort to comply.

Market Timing Investigations

On December 18, 2003, we entered into agreements with the SEC and the New York State Attorney General (“NYAG”) in connection with their investigations into trading practices in the shares of certain of our sponsored mutual funds. Our agreement with the SEC was reflected in an Order of the Commission (“SEC Order”) dated December 18, 2003 (amended and restated January 15, 2004), while our final agreement with the NYAG was reflected in the Assurance of Discontinuance dated September 1, 2004 (“NYAG AoD”). We took a number of important initiatives to resolve these matters, including:

•	establishing a $250 million restitution fund to compensate fund shareholders for the adverse effects of market timing (“Restitution Fund”);

•
reducing by 20% (on a weighted average basis) the advisory fees on U.S. long-term open-end retail mutual funds by reducing our advisory fee rates (resulting in an approximate $66 million reduction in 2006 advisory fees, a $63 million reduction in 2005 advisory fees, and a $70 million reduction in 2004 advisory fees), and we will maintain these reduced fee rates for at least the five-year period that commenced January 1, 2004; and

•	agreeing to have an independent third party perform a comprehensive compliance review biannually.

We believe that our remedial actions provide reasonable assurance that the deficiencies in our internal controls related to market timing will not reoccur.

With the approval of the independent directors of the U.S. Fund Boards and the staff of the SEC, we retained an Independent Distribution Consultant (“IDC”) to develop a plan for the distribution of the Restitution Fund. To the extent it is determined that the harm to mutual fund shareholders caused by market timing exceeds $200 million, we will be required to contribute additional monies to the Restitution Fund. On September 30, 2005, the IDC submitted to the SEC Staff the portion of his report concerning his methodology for determining damages and a proposed distribution plan, which addresses the mechanics of distribution. The Restitution Fund proceeds will not be distributed until after the SEC has issued an order approving the distribution plan. Until then, it is not possible to predict the exact timing, method, or amount of the distribution.

Certain market timing-related litigation to which we are currently subject involves the State of West Virginia. For a description of these matters, see “Legal Proceedings - Market Timing-related Matters” in Item 3.

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

In order to preserve AllianceBernstein’s status as a private partnership for federal income tax purposes, AllianceBernstein Units must not be considered publicly traded. The AllianceBernstein Partnership Agreement provides that all transfers of AllianceBernstein Units must be approved by AXA Equitable and the General Partner; AXA Equitable and the General Partner approve only those transfers permitted pursuant to one or more of the safe harbors contained in relevant treasury regulations. If such units were considered readily tradable, AllianceBernstein would be subject to federal and state corporate income tax on its net income. Furthermore, as noted above, should AllianceBernstein enter into a substantial new line of business, Holding, by virtue of its ownership of AllianceBernstein, would lose its status as a grandfathered publicly traded partnership and become subject to income tax.

History and Structure

We have been in the investment research and management business for more than 35 years. Alliance Capital was founded in 1971 when the investment management department of Donaldson, Lufkin & Jenrette, Inc. merged with the investment advisory business of Moody’s Investor Services, Inc. Bernstein was founded in 1967.

In April 1988, Holding “went public” as a master limited partnership. Holding Units, which trade under the ticker symbol “AB”, have been listed on the NYSE since that time.

In October 1999, Holding reorganized by transferring its business and assets to AllianceBernstein, a newly-formed operating partnership, in exchange for all of the AllianceBernstein Units (“Reorganization”). Since the date of the Reorganization, AllianceBernstein has conducted the business formerly conducted by Holding and Holding’s activities have consisted of owning AllianceBernstein Units and engaging in related activities. As stated above, Holding Units trade publicly; AllianceBernstein Units do not trade publicly and are subject to significant restrictions on transfer. The General Partner is the general partner of both AllianceBernstein and Holding.

In October 2000, our two legacy firms, Alliance Capital and Bernstein, combined, bringing together Alliance Capital’s expertise in growth equity and corporate fixed income investing, and its family of retail mutual funds, with Bernstein’s expertise in value equity and tax-exempt fixed income management, and its private client business. For additional details about our business combination, see Item 12.

As of December 31, 2006, the condensed ownership structure of AllianceBernstein was as follows (for a more complete description of our ownership structure, see Item 12):

(1)	Direct and indirect ownership including unallocated Holding Units held in a trust for our deferred compensation plans.

As of December 31, 2006, AXA, through certain of its subsidiaries (see Item 12), beneficially owned approximately 1.7% of the issued and outstanding Holding Units and approximately 59.3% of the issued and outstanding AllianceBernstein Units.

The General Partner, an indirect wholly-owned subsidiary of AXA, owns 100,000 general partnership units in Holding and a 1% general partnership interest in AllianceBernstein. Including the general partnership interests in Holding and AllianceBernstein, and its equity interest in Holding, as of December 31, 2006, AXA, through certain of its subsidiaries, had an approximate 60.3% economic interest in AllianceBernstein.

AXA and its subsidiaries own all of the issued and outstanding shares of the common stock of AXA Financial. AXA Financial owns all of the issued and outstanding shares of AXA Equitable. See Item 12.

AXA, a société anonyme organized under the laws of France, is the holding company for an international group of insurance and related financial services companies engaged in the financial protection and wealth management businesses. AXA’s operations are diverse geographically, with major operations in Western Europe, North America, and the Asia/Pacific area and, to a lesser extent, in other regions including the Middle East and Africa. AXA has five operating business segments: life and savings, property and casualty, international insurance (including reinsurance), asset management, and other financial services (including banks).

Competition

The financial services industry is intensely competitive and new entrants are continually attracted to it. No single or small group of competitors is dominant in the industry.

We compete in all aspects of our business with numerous investment management firms, mutual fund sponsors, brokerage and investment banking firms, insurance companies, banks, savings and loan associations, and other financial institutions that often provide investment products that have similar features and objectives as those we offer. Our competitors offer a wide range of financial services to the same customers that we seek to serve. Some of our competitors are larger, have a broader range of product choices and investment capabilities, conduct business in more markets, and have substantially greater resources than we do. These factors may place us at a competitive disadvantage, and we can give no assurance that our strategies and efforts to maintain and enhance our current client relationships, and create new ones, will be successful.

AXA, AXA Financial, AXA Equitable and certain of their direct and indirect subsidiaries provide financial services, some of which are competitive with those offered by AllianceBernstein. The AllianceBernstein Partnership Agreement specifically allows AXA Financial and its subsidiaries (other than the General Partner) to compete with AllianceBernstein and to exploit opportunities that may be available to AllianceBernstein. AXA, AXA Financial, AXA Equitable and certain of their subsidiaries have substantially greater financial resources than we do and are not obligated to provide resources to us.

To grow our business, we must be able to compete effectively for assets under management. Key competitive factors include:

•	our commitment to place the interests of our clients first;

•	the quality of our research;

•	our ability to attract, retain, and motivate highly skilled, and often highly specialized, personnel;

•	our investment performance for clients;

•	the array of investment products we offer;

•	the fees we charge;

•	our operational effectiveness;

•	our ability to further develop and market our brand; and

•	our global presence.

Increased competition could reduce the demand for our products and services, and that could have a material adverse effect on our revenues, financial condition, results of operations, and business prospects.

Competition is an important risk that our business faces and should be considered along with the other risk factors we discuss in Item 1A below.

Other Information

AllianceBernstein and Holding file or furnish annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other reports required to comply with federal securities laws. The public may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

AllianceBernstein and Holding maintain an Internet site (http://www.alliancebernstein.com). The portion of the site at “Investor & Media Relations” and “Reports & SEC Filings” links to both companies’ annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. These reports are available through the site free of charge as soon as reasonably practicable after such material is filed with, or furnished to, the SEC.

Item 1A.	Risk Factors

Please read this section along with the description of our business in Item 1, the competition section just above, and the financial information contained in Items 6, 7, and 8. The majority of the risk factors discussed below directly affect AllianceBernstein. These risk factors also affect Holding because Holding’s principal source of income and cash flow is attributable to its investment in AllianceBernstein. See also our discussion of risks associated with forward-looking statements in Item 7.

Changes in financial market levels have a direct and significant impact on our assets under management; a significant reduction in assets under management could have a material adverse effect on our revenues, financial condition, results of operations, and business prospects.

Performance of financial markets (both domestic and international), global economic conditions, interest rates, inflation rates, tax regulation changes, and other factors that are difficult to predict affect the mix, market values, and levels of assets under management. Investment advisory and services fees, the largest component of revenues, are generally calculated as a percentage of the value of assets under management and vary with the type of account managed. Accordingly, fee income generally increases or decreases as assets under management increase or decrease and is affected by market appreciation or depreciation, inflow of new client assets (including purchases of mutual fund shares), and outflow of client assets (including redemption of mutual fund shares). In addition, changing market conditions and investment trends, particularly with respect to retirement savings, may reduce interest in certain of our investment products and may result in a reduction in assets under management. In addition, a shift towards fixed income products might result in a related decline in revenues and income because we generally earn higher revenues from assets invested in our equity services than in our fixed income services.

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

We derive most of our revenues pursuant to written investment management agreements (or other arrangements) with institutional investors, mutual funds, and private clients, and selling and distribution agreements between AllianceBernstein Investments and financial intermediaries that distribute AllianceBernstein Funds. Generally, the investment management agreements (and other arrangements) are terminable at any time or upon relatively short notice by either party. The selling and distribution agreements are terminable by either party upon notice (generally not more than 60 days) and do not obligate the financial intermediary to sell any specific amount of fund shares. In addition, investors in AllianceBernstein Funds can redeem their investments without notice. Any termination of, or failure to renew, a significant number of these agreements, or a significant increase in redemption rates, could have a material adverse effect on our revenues, financial condition, results of operations, and business prospects.

Our ability to establish new client relationships and maintain existing ones is partly dependent on our relationships with various financial intermediaries and consultants that are not obligated to continue to work with us.

Our ability to market our mutual funds, sub-advisory services, and investment services is partly dependent on our access to a client base of corporate and public employee pension funds, endowment funds, domestic and foreign institutions and governments, insurance companies, securities firms, brokers, banks, and other intermediaries. These intermediaries generally offer their clients investment products in addition to, and in competition with, our products. In addition, certain institutional investors rely on consultants to advise them on the choice of investment adviser, and we are not always considered among the best choices by all consultants. Also, our Private Client Services group relies on referrals from financial planners, registered investment advisers, and other professionals. We cannot be certain that we will continue to have access to, or receive referrals from, these third parties. Loss of such access or referrals could have a material adverse effect on our revenues, financial condition, results of operations, and business prospects.

We may be unable to continue to attract and retain key personnel.

Our business depends on our ability to attract, retain, and motivate highly skilled, and often highly specialized, technical, managerial, and executive personnel; there is no assurance that we will be able to do so.

The market for qualified research analysts, portfolio managers, financial advisers, traders, and other professionals is extremely competitive and is characterized by frequent movement of these investment professionals among different firms. Portfolio managers and financial advisers often maintain strong, personal relationships with their clients so their departure could cause us to lose client accounts, which could have a material adverse effect on our revenues, financial condition, results of operations, and business prospects.

Poor investment performance could lead to loss of clients and a decline in revenues.

Our ability to achieve investment returns for clients that meet or exceed investment returns for comparable asset classes and competing investment services is a key consideration when clients decide to keep their assets with us or invest additional assets, as well as a prospective client’s decision to invest. Our inability to meet relevant investment benchmarks could result in clients withdrawing assets and in prospective clients choosing to invest with competitors. This could also result in lower investment management fees, including minimal or no performance-based fees, which could result in a decline in our revenues.

We may enter into more performance-based fee arrangements with our clients in the future, which could cause greater fluctuations in our revenues.

We sometimes charge our clients performance-based fees where we earn a relatively low base advisory fee and an additional fee if our investment performance exceeds a specified benchmark. If we do not exceed our investment return target for a particular period, we will not earn a performance-based fee for that period and, if the target is based on cumulative returns, our ability to earn performance-based fees in future periods may be impaired.

We currently charge performance-based fees on approximately 15% of the assets we manage for our institutional clients and approximately 7% of the assets we manage for private clients. Our performance-based fees are an increasingly important part of our business. As the percentage of our AUM subject to performance-based fees grows, seasonality and volatility of revenue and earnings may become more significant.

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

Our operations require experienced, professional staff. Loss of a substantial number of such persons or an inability to provide properly equipped places for them to work may, by disrupting our operations, adversely affect our revenues, financial condition, results of operations, and business prospects.

We depend on various systems and technologies for our business to function properly and to safeguard confidential information.

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

A failure in our operational systems or infrastructure, or those of third parties, could disrupt our operations, damage our reputation, and reduce our revenues.

Weaknesses or failures in our internal processes, people or systems could lead to disruption of our operations, liability to clients, exposure to disciplinary action, or harm to our reputation. Our business is highly dependent on our ability to process, on a daily basis, large numbers of transactions, many of which are highly complex, across numerous and diverse markets. These transactions generally must adhere to investment guidelines, as well as stringent legal and regulatory standards.

Despite the contingency plans and facilities we have in place, our ability to conduct business may be adversely affected by a disruption in the infrastructure that supports our operations and the communities in which they are located. This may include a disruption involving electrical, communications, transportation or other services used by AllianceBernstein or third parties with which we conduct business. If a disruption occurs in one location and our employees in that location are unable to occupy our offices or communicate with or travel to other locations, our ability to conduct business with and on behalf of our clients may suffer, and we may not be able to successfully implement contingency plans that depend on communication or travel.

Our business is based on the trust and confidence of our clients; any damage to that trust and confidence can cause assets under management to decline and can have a material adverse effect on our revenues, financial condition, results of operations, and business prospects.

We are dedicated to earning and maintaining the trust and confidence of our clients; the good reputation created thereby is essential to our business. Damage to our reputation could substantially impair our ability to maintain or grow our business.

We may not always successfully manage potential conflicts of interest that arise in our business.

Our reputation is one of our most important assets. As our business and client base expand, we increasingly must manage potential conflicts of interest, including situations where our services to a particular client conflict, or are perceived to conflict, with the interests of another client, as well as situations where certain of our employees have access to material non-public information that may not be shared with all employees of our firm. Failure to adequately address potential conflicts of interest could adversely affect our revenues, financial condition, results of operations, and business prospects.

We have procedures and controls that are designed to address and manage conflicts of interest, including those designed to prevent the improper sharing of information. However, appropriately managing conflicts of interest is complex and difficult, and our reputation could be damaged and the willingness of clients to enter into transactions in which such a conflict might arise may be affected if we fail, or appear to fail, to deal appropriately with conflicts of interest. In addition, potential or perceived conflicts could give rise to litigation or enforcement actions.

Rates we charge for brokerage transactions have declined significantly in recent years, and we expect those declines to continue, which could have an adverse effect on our revenues.

Fee rates charged for brokerage transactions have declined significantly in recent years and this has affected our Institutional Research Services revenues. To date, increases in transaction volume and market share have more than offset decreases in rates, but this may not continue. Brokerage transaction revenues are also affected by the increasing use of electronic trading systems which charge transaction fees for execution-only services that are a small fraction of the full service fee rates traditionally charged by SCB and other brokers for brokerage services and the provision of proprietary research. Also, regulatory changes in the United Kingdom and the United States have resulted or will result in investors being given more information regarding the allocation of amounts they are paying for brokerage between execution services and research services and this may further reduce the willingness of investors to pay current rates for full-service brokerage. All of these factors may result in reductions in per transaction brokerage fees that SCB charges its clients; we expect these reductions to continue.

The costs of insurance are substantial and may increase.

Our insurance expenses increased significantly between 2001 and 2004 and, although they decreased slightly in 2005 and 2006, increases in the future are possible. In addition, certain insurance coverage may not be available or may only be available at prohibitive costs. As we renew our insurance policies, we may be subject to additional costs resulting from rising premiums, the assumption of higher deductibles and/or co-insurance liability, a revised premium-sharing arrangement with certain U.S. Funds, and, to the extent certain U.S. Funds purchase separate directors and officers/errors and omissions liability coverage, an increased risk of insurance companies disputing responsibility for joint claims. Higher insurance costs and incurred deductibles reduce our net income.

Our business is subject to pervasive global regulation, the compliance with which could involve substantial expenditures of time and money, and the violation of which could result in material adverse consequences.

Virtually all aspects of our business are subject to various federal and state laws and regulations, rules of various securities regulators and exchanges, and laws in the foreign countries in which our subsidiaries conduct business. If we violate these laws or regulations, we could be subject to civil liability, criminal liability, or sanction, including revocation of our and our subsidiaries’ registrations as investment advisers or broker-dealers, revocation of the licenses of our employees, censures, fines, or temporary suspension or permanent bar from conducting business. A regulatory proceeding, even if it does not result in a finding of wrongdoing or sanction, could require substantial expenditures of time and money. Any such liability or sanction could have a material adverse effect on our revenues, financial condition, results of operations, and business prospects. These laws and regulations generally grant supervisory agencies and bodies broad administrative powers, including, in some cases, the power to limit or restrict doing business for failure to comply with such laws and regulations. Moreover, regulators in non-U.S. jurisdictions could change their policies or laws in a manner that might restrict or otherwise impede our ability to market, distribute, or register investment products in their respective markets. These local requirements could increase the expenses we incur in a specific jurisdiction without any corresponding increase in revenues from operating in the jurisdiction.

Due to the extensive laws and regulations to which we are subject, we devote substantial time and effort to legal and regulatory compliance issues. In addition, the regulatory environment in which we operate changes frequently and regulations have increased significantly in recent years. We may be adversely affected as a result of new or revised legislation or regulations or by changes in the interpretation or enforcement of existing laws and regulations.

The financial services industry is highly competitive.

The financial services industry is intensely competitive. We compete on the basis of a number of factors, including our array of investment services, our investment performance for our clients, innovation, reputation, and price. As our global presence continues to expand, we may face competitors with more experience and more established relationships with clients, regulators and industry participants in the relevant market, which could adversely affect our ability to expand.

We are involved in various legal proceedings and regulatory matters and may be involved in such proceedings in the future, any one or combination of which could have a material adverse effect on our revenues, financial condition, results of operations, and business prospects.

We are involved in various matters, including employee arbitrations, regulatory inquiries, administrative proceedings, and litigation, some of which allege material damages, and we may be involved in additional matters in the future. Litigation is subject to significant uncertainties, particularly when plaintiffs allege substantial or indeterminate damages, or when the litigation is highly complex or broad in scope. We have described all pending material legal proceedings in Item 3.

Risks related to the Partnerships’ structure

The partnership structure of Holding and AllianceBernstein limits unitholders’ abilities to influence the management and operation of AllianceBernstein’s business and is highly likely to prevent a change in control of Holding and AllianceBernstein.

The General Partner, as general partner of both Holding and AllianceBernstein, generally has the exclusive right and full authority and responsibility to manage, conduct, control, and operate their respective businesses, except as otherwise expressly stated in their respective Amended and Restated Agreements of Limited Partnership. Holding and AllianceBernstein unitholders have more limited voting rights on matters affecting AllianceBernstein than do holders of common stock in a corporation. The respective Amended and Restated Agreements of Limited Partnership provide that unitholders do not have any right to vote for directors of the General Partner and that unitholders can only vote on certain extraordinary matters (including removal of the General Partner under certain extraordinary circumstances). Additionally, the AllianceBernstein Partnership Agreement includes significant restrictions on transfers of AllianceBernstein Units and provisions that have the practical effect of preventing the removal of the General Partner, which are highly likely to prevent a change in control of AllianceBernstein’s management.

AllianceBernstein Units are illiquid.

There is no public trading market for AllianceBernstein Units and AllianceBernstein does not anticipate that a public trading market will ever develop. The AllianceBernstein Partnership Agreement restricts our ability to participate in a public trading market or anything substantially equivalent to one by providing that any transfer which may cause AllianceBernstein to be classified as a “publicly traded partnership” as defined in Section 7704 of the Internal Revenue Code of 1986, as amended, shall be deemed void and shall not be recognized by AllianceBernstein. In addition, AllianceBernstein Units are subject to significant restrictions on transfer; all transfers of AllianceBernstein Units are subject to the written consent of AXA Equitable and the General Partner pursuant to the AllianceBernstein Partnership Agreement. Generally, neither AXA Equitable nor the General Partner will permit any transfer that it believes would create a risk that AllianceBernstein would be treated as a corporation for tax purposes. AXA Equitable and the General Partner have implemented a transfer policy that requires a seller to locate a purchaser, and imposes annual volume restrictions on transfers. You may request a copy of the transfer program from our corporate secretary (corporate.secretary@alliancebernstein.com). Also, we have filed the transfer program as Exhibit 10.09 to this Form 10-K.

Failure to properly maintain the partnership structure of Holding and AllianceBernstein would have significant tax ramifications.

AllianceBernstein is a private partnership for federal income tax purposes and, accordingly, is not subject to federal and state corporate income taxes. However, AllianceBernstein is subject to the 4.0% UBT. Holding is a publicly traded partnership for federal income tax purposes and is subject to the 4.0% UBT, net of credits for UBT paid by AllianceBernstein, and a 3.5% federal tax on partnership gross income from the active conduct of a trade or business.

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

In order to preserve AllianceBernstein’s status as a private partnership for federal income tax purposes, AllianceBernstein Units must not be considered publicly traded. The AllianceBernstein Partnership Agreement provides that all transfers of AllianceBernstein Units must be approved by AXA Equitable and the General Partner; AXA Equitable and the General Partner approve only those transfers permitted pursuant to one or more of the safe harbors contained in relevant treasury regulations. If such units were considered readily tradable, AllianceBernstein would be subject to federal and state corporate income tax on its net income. Furthermore, as noted above, should AllianceBernstein enter into a substantial new line of business, Holding, by virtue of its ownership of AllianceBernstein, would lose its status as a grandfathered publicly traded partnership and would become subject to income tax as set forth above.

Item 1B.	Unresolved Staff Comments

Neither AllianceBernstein nor Holding has unresolved comments from the staff of the SEC to report.

Item 2.	Properties

Our principal executive offices at 1345 Avenue of the Americas, New York, New York are occupied pursuant to a lease which extends until 2029. We currently occupy approximately 837,270 square feet of space at this location. We also occupy approximately 226,374 square feet of space at 135 West 50th Street, New York, New York under a lease expiring in 2029 and approximately 210,756 square feet of space at One North Lexington, White Plains, New York under a lease expiring in 2031. AllianceBernstein Investments and Investor Services occupy approximately 134,261 square feet of space in Secaucus, New Jersey, and approximately 92,067 square feet of space in San Antonio, Texas, under leases expiring in 2007 and 2009, respectively. We exercised an early lease termination option, effective 2007, for Secaucus, New Jersey; that lease originally expired in 2016.

We also lease space in 19 other cities in the United States. Our subsidiaries and joint ventures lease space in London, England under leases expiring in 2013, 2015, and 2016, in Tokyo, Japan under leases expiring in 2009, and in 23 other cities outside the United States.

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

On April 8, 2002, In re Enron Corporation Securities Litigation, a consolidated complaint (as subsequently amended, “Enron Complaint”) was filed in the United States District Court for the Southern District of Texas, Houston Division, against numerous defendants, including AllianceBernstein, alleging that AllianceBernstein violated Sections 11 and 15 of the Securities Act with respect to a registration statement filed by Enron Corp. On January 2, 2007, the court issued a final judgment dismissing the Enron Complaint as the allegations therein pertained to AllianceBernstein. The parties have agreed that there will be no appeal.

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

Following October 2, 2003, additional lawsuits making factual allegations generally similar to those in the Hindo Complaint were filed in various federal and state courts against AllianceBernstein and certain other defendants. All state court actions against AllianceBernstein either were voluntarily dismissed or removed to federal court. On February 20, 2004, the Judicial Panel on Multidistrict Litigation transferred all federal actions to the United States District Court for the District of Maryland (“Mutual Fund MDL”). On September 29, 2004, plaintiffs filed consolidated amended complaints with respect to four claim types: mutual fund shareholder claims; mutual fund derivative claims; derivative claims brought on behalf of Holding; and claims brought under ERISA by participants in the Profit Sharing Plan for Employees of AllianceBernstein. All four complaints included substantially identical factual allegations, which appear to be based in large part on the SEC Order and the NYAG AoD.

On April 21, 2006, AllianceBernstein and attorneys for the plaintiffs in the mutual fund shareholder claims, mutual fund derivative claims, and ERISA claims entered into a confidential memorandum of understanding (“MOU”) containing their agreement to settle these claims. The agreement will be documented by a stipulation of settlement and will be submitted for court approval at a later date. The settlement amount ($30 million), which we previously accrued and disclosed, has been disbursed. The derivative claims brought on behalf of Holding, in which plaintiffs seek an unspecified amount of damages, remain pending.

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

On April 11, 2005, a complaint entitled The Attorney General of the State of West Virginia v. AIM Advisors, Inc., et al. (“WVAG Complaint”) was filed against AllianceBernstein, Holding, and various unaffiliated defendants. The WVAG Complaint was filed in the Circuit Court of Marshall County, West Virginia by the Attorney General of the State of West Virginia. The WVAG Complaint makes factual allegations generally similar to those in the Hindo Complaint. On October 19, 2005, the WVAG Complaint was transferred to the Mutual Fund MDL. On August 30, 2005, the WV Securities Commissioner signed a Summary Order to Cease and Desist, and Notice of Right to Hearing (“Summary Order”) addressed to AllianceBernstein and Holding. The Summary Order claims that AllianceBernstein and Holding violated the West Virginia Uniform Securities Act and makes factual allegations generally similar to those in the SEC Order and NYAG AoD. On January 25, 2006, AllianceBernstein and Holding moved to vacate the Summary Order. In early September 2006, the court denied this motion, and the Supreme Court of Appeals in West Virginia denied our petition for appeal. On September 22, 2006, we filed an answer and moved to dismiss the Summary Order with the WV Securities Commissioner.

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

On February 2, 2005, plaintiffs filed a consolidated amended class action complaint (“Aucoin Consolidated Amended Complaint”) that asserted claims substantially similar to the Aucoin Complaint and nine additional subsequently-filed lawsuits. On October 19, 2005, the United States District Court for the Southern District of New York dismissed each of the claims set forth in the Aucoin Consolidated Amended Complaint, except for plaintiffs’ claim under Section 36(b) of the Investment Company Act. On January 11, 2006, the District Court granted defendants’ motion for reconsideration and dismissed the remaining Section 36(b) claim. On May 31, 2006, the District Court denied plaintiffs’ motion for leave to file their amended complaint. On July 5, 2006, plaintiffs filed a notice of appeal, which was subsequently withdrawn subject to plaintiffs’ right to reinstate it at a later date.

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

Neither AllianceBernstein nor Holding submitted a matter to a vote of security holders during the fourth quarter of 2006.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Holding Units and AllianceBernstein Units; Cash Distributions

Holding Units trade publicly on the NYSE under the ticker symbol “AB”.

There is no established public trading market for AllianceBernstein Units, which are subject to significant restrictions on transfer. In general, transfers of AllianceBernstein Units will be allowed only with the written consent of both AXA Equitable and the General Partner. Generally, neither AXA Equitable nor the General Partner will permit any transfer that it believes would create a risk that AllianceBernstein would be treated as a corporation for tax purposes. AXA Equitable and the General Partner have implemented a transfer policy, a copy of which you may request from our corporate secretary (corporate.secretary@alliancebernstein.com). Also, we have filed the transfer program as Exhibit 10.09 to this Form 10-K.

Each of Holding and AllianceBernstein distributes on a quarterly basis all of its Available Cash Flow, as defined in the Holding Partnership Agreement and AllianceBernstein Partnership Agreement, to its unitholders and the General Partner. For additional information concerning distribution of Available Cash Flow by Holding, see Note 2 to Holding’s financial statements in Item 8. For additional information concerning distribution of Available Cash Flow by AllianceBernstein, see Note 2 to AllianceBernstein’s consolidated financial statements in Item 8.

Holding’s principal source of income and cash flow is attributable to its limited partnership interests in AllianceBernstein.

The tables set forth below provide the distributions of Available Cash Flow made by AllianceBernstein and Holding during 2006 and 2005 and the high and low sale prices of Holding Units on the NYSE during 2006 and 2005:

	Quarters Ended 2006
	December 31	September 30	June 30	March 31

Cash distributions per AllianceBernstein Unit(1)	$1.60	$0.96	$0.99	$0.87
Cash distributions per Holding Unit(1)	$1.48	$0.87	$0.89	$0.78
Holding Unit prices:
High	$82.92	$71.03	$72.11	$66.60
Low	$68.27	$56.10	$55.50	$56.12

	Quarters Ended 2005
	December 31	September 30	June 30	March 31

Cash distributions per AllianceBernstein Unit(1)	$1.12	$0.82	$0.76	$0.63
Cash distributions per Holding Unit(1)	$1.02	$0.74	$0.68	$0.56
Holding Unit prices:
High	$58.46	$48.39	$47.75	$49.90
Low	$46.00	$43.65	$42.35	$40.25

____________
(1)	Declared and paid during the following quarter.

On January 31, 2007, the closing price of Holding Units on the NYSE was $90.09 per Unit and there were approximately 1,106 Holding Unitholders of record for approximately 90,000 beneficial owners. On January 31, 2007, there were approximately 512 AllianceBernstein Unitholders of record, and we do not believe there are substantial additional beneficial owners.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information relating to any Holding Units bought by us or one of our affiliates in the fourth quarter of the fiscal year covered by this report:

Issuer Purchases of Equity Securities

Period	(a) Total Number of Holding Units Purchased	(b) Average Price Paid Per Holding Unit, net of Commissions	(c) Total Number of Holding Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Holding Units that May Yet Be Purchased Under the Plans or Programs
10/1/06-10/31/06(1)	74,405	$68.99	—	—
11/1/06-11/30/06	—	—	—	—
12/1/06-12/31/06(2)	40,642	76.98	—	—
Total	115,047	$71.81	—	—

___________
(1)	On October 2, 2006, we purchased these Holding Units from employees to allow them to fulfill statutory withholding tax requirements at the time of distribution of deferred compensation awards.
(2)	On December 1, 2006, we purchased these Holding Units from employees to allow them to fulfill statutory withholding tax requirements at the time of distribution of deferred compensation awards.

The following table provides information relating to any AllianceBernstein Units bought by us or one of our affiliates in the fourth quarter of the fiscal year covered by this report:

Issuer Purchases of Equity Securities

Period	(a) Total Number of AllianceBernstein Units Purchased	(b) Average Price Paid Per AllianceBernstein Unit, net of Commissions	(c) Total Number of AllianceBernstein Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of AllianceBernstein Units that May Yet Be Purchased Under the Plans or Programs
10/1/06-10/31/06	—	$—	—	—
11/1/06-11/30/06	—	—	—	—
12/1/06-12/31/06(1)	1,300	79.70	—	—
Total	1,300	$79.70	—	—

____________
(1)	On December 7, 2006, AXA Financial purchased a total of 1,300 AllianceBernstein Units from two unaffiliated unitholders in private transactions.

Item 6.	Selected Financial Data

ALLIANCEBERNSTEIN L.P.
Selected Consolidated Financial Data

	Years Ended December 31,
	2006	2005(1)	2004(1)	2003(1)	2002(1)
	(in thousands, except per unit amounts and unless otherwise indicated)

INCOME STATEMENT DATA:
Revenues:
Investment advisory and services fees	$2,890,229	$2,259,392	$1,996,819	$1,769,562	$1,724,962
Distribution revenues	421,045	397,800	447,283	436,037	467,463
Institutional research services	375,075	352,757	420,141	380,705	417,824
Dividend and interest income	266,520	152,781	72,743	37,841	52,024
Investment gains (losses)	53,134	28,631	14,499	12,408	(6,933)
Other revenues	132,237	117,227	136,744	148,790	154,323
Total revenues	4,138,240	3,308,588	3,088,229	2,785,343	2,809,663
Less: interest expense	187,833	95,863	32,796	20,415	31,939
Net revenues	3,950,407	3,212,725	3,055,433	2,764,928	2,777,724

Expenses:
Employee compensation and benefits	1,547,627	1,262,198	1,085,163	914,529	907,075
Promotion and servicing:
Distribution plan payments	292,886	291,953	374,184	370,575	392,780
Amortization of deferred sales commissions	100,370	131,979	177,356	208,565	228,968
Other	218,944	198,004	202,327	197,079	228,624
General and administrative	583,296	384,339	426,389	339,706	329,059
Interest on borrowings	23,124	25,109	24,232	25,286	27,385
Amortization of intangible assets	20,710	20,700	20,700	20,700	20,700
Charge for mutual fund matters and legal proceedings	—	—	—	330,000	—
	2,786,957	2,314,282	2,310,351	2,406,440	2,134,591

Operating income	1,163,450	898,443	745,082	358,488	643,133
Non-operating income	20,196	34,446	—	—	—
Income before income taxes	1,183,646	932,889	745,082	358,488	643,133
Income taxes	75,045	64,571	39,932	28,680	32,155
Net income	$1,108,601	$868,318	$705,150	$329,808	$610,978
Basic net income per unit	$4.26	$3.37	$2.76	$1.30	$2.42
Diluted net income per unit	$4.22	$3.35	$2.74	$1.29	$2.39
Operating margin(2)	29.5%	28.0%	24.4%	13.0%	23.2%
CASH DISTRIBUTIONS PER UNIT(3)	$4.42	$3.33	$2.40	$1.65	$2.44
BALANCE SHEET DATA AT PERIOD END:
Total assets	$10,601,105	$9,490,480	$8,779,330	$8,171,669	$7,217,970
Debt	$334,901	$407,291	$407,517	$405,327	$426,907
Partners’ capital	$4,570,997	$4,302,674	$4,183,698	$3,778,469	$3,963,451
ASSETS UNDER MANAGEMENT AT PERIOD END (in millions)	$716,895	$578,552	$538,764	$477,267	$388,743
____________
(1)
Certain prior-year amounts have been reclassified to conform to our 2006 presentation. See Note 2 to AllianceBernstein’s consolidated financial statements in Item 8 for a discussion of reclassifications.

(2)	Operating income as a percentage of net revenues.
(3)	AllianceBernstein is required to distribute all of its Available Cash Flow, as defined in the AllianceBernstein Partnership Agreement, to its unitholders and the General Partner.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

We were quite pleased with our 2006 full year results. Our firm’s organic growth rate, as measured by net new client cash inflows, was very strong. We ended the year with record AUM of $716.9 billion, an increase of 23.9% from year-end 2005, as market appreciation, investment performance, and net inflows contributed $138.3 billion to AUM. Capital markets produced strong gains, driven by a growing global economy and robust corporate earnings. All four major U.S. capital market indices were up significantly, with equity indices posting their strongest year since 2003. The S&P 500’s gain of 15.8% for the year was more than 500 basis points ahead of its 15-year average. Non-U.S. capital markets also had an outstanding year. The three major MSCI indices posted twelve-month returns ranging from 20.1% to 32.2%.

In terms of relative performance, our value equity services generally continued to outperform benchmarks, while our fixed income services achieved substantial investment performance improvement. The one-, three-, and five-year relative returns in our value equities were quite strong, and, in certain cases, outstanding. Within our fixed income services, we generally performed above benchmarks for our institutional clients and above Lipper averages for our retail clients, as our investments in research, analytical tools, and portfolio construction continue to benefit these clients.

In our growth equity services, performance materially lagged their respective benchmarks for the year, especially in the U.S. However, we believe the gap in valuation between growth and value equities has reached a point where continued market underperformance by growth relative to value appears unlikely and that our growth services are well-positioned to benefit from an improvement in the relative performance of growth equities.

Institutional Investment Services AUM was $455.1 billion at year end, or 63.5% of our overall AUM. For the year, we achieved record net inflows of more than $27.3 billion. Our value equity and blend strategies services accounted for roughly 71% of new assets, while global and international services accounted for approximately 85% of all new assets - continuing a trend. Our pipeline of won but unfunded new institutional mandates at year-end 2006 remains strong.

Retail Services AUM was up 15.0% for the year, representing $166.9 billion, or 23.3% of our total AUM. Net inflows were $12.1 billion (compared to $1.1 billion of net inflows in 2005), for an organic growth rate of 8.4%, which was our best year since 2000. Significant increases in net asset inflows occurred in our global and international and multi-strategy services. Lastly, 2006 marked the first year of net inflows for U.S. retail mutual funds since 2001.

Private Client Services AUM was $94.9 billion, or 13.2% of our total AUM. AUM of our high-net-worth clients grew by 26.7% year-over-year, primarily as a result of double-digit organic growth and market appreciation. We continued to invest in our Private Client Services in 2006, including the opening of our U.K. office and increasing the number of financial advisors by 37, or 14.2%, to 298.

Our Institutional Research Services recorded revenues of $375.1 million in 2006, a 6.3% increase from 2005. However, after adjusting for a reclassification of transaction fees related to advisory clients, revenues were up 16.2%. Our market share improved in the U.S. primarily due to strong growth in algorithmic trading volumes and increased demand for our highly-ranked research services. These gains, however, were partly offset by pricing pressure and a shift in mix to “low-touch” trading services with lower revenue yields. We also achieved market share gains in Europe, where we plan to launch our algorithmic trading platform in the first quarter of 2007.

The quality of our Institutional Research Services, as ranked in the 2006 Institutional Investor “Best U.S. Independents” survey, was once again excellent. Our research analysts were ranked in 26 sectors, including first place finishes in 23 sectors.

Our financial success is the result of providing superior service to, and meeting the investment objectives of, our clients, and we continue to make long-term investments for the future. Looking ahead, we believe our continued focus on these objectives will help us achieve our goal of becoming the most admired investment firm in the world.

Assets Under Management

Effective January 1, 2006, we transferred certain client accounts among distribution channels to reflect changes in the way we service these accounts (shown as transfers in the tables below).

Assets under management by distribution channel were as follows:

	As of December 31,			% Change
	2006	2005	2004	2006-05	2005-04
	(in billions)

Institutional Investments	$455.1	$358.6	$311.3	26.9%	15.2%
Retail	166.9	145.1	163.5	15.0	(11.3)
Private Client	94.9	74.9	64.0	26.7	17.1
Total	$716.9	$578.6	$538.8	23.9	7.4

Assets under management by investment service were as follows:

	As of December 31,			% Change
	2006	2005	2004	2006-05	2005-04
	(in billions)

Growth Equity:
U.S.	$78.5	$80.9	$80.1	(3.0)%	1.1%
Global & international	95.6	65.3	43.2	46.5	51.0
	174.1	146.2	123.3	19.1	18.6
Value Equity:
U.S.	119.0	106.9	105.5	11.3	1.3
Global & international	216.5	131.3	87.1	64.8	50.8
	335.5	238.2	192.6	40.8	23.7
Fixed Income:
U.S.	109.9	108.5	143.2	1.3	(24.2)
Global & international	67.1	55.6	50.2	20.7	10.8
	177.0	164.1	193.4	7.9	(15.1)
Index/Structured:
U.S.	24.8	25.3	23.6	(1.6)	6.9
Global & international	5.5	4.8	5.9	13.5	(18.1)
	30.3	30.1	29.5	0.9	1.9
Total:
U.S.	332.2	321.6	352.4	3.3	(8.8)
Global & international	384.7	257.0	186.4	49.7	37.9
Total	$716.9	$578.6	$538.8	23.9	7.4

Changes in assets under management during 2006 were as follows:

	Distribution Channel				Investment Service
	Institutional Investments	Retail	Private Client	Total	Growth Equity	Value Equity	Fixed Income	Index/ Structured	Total
	(in billions)

Balance as of January 1, 2006	$358.6	$145.1	$74.9	$578.6	$146.2	$238.2	$164.1	$30.1	$578.6
Long-term flows:
Sales/new accounts	53.8	44.3	14.4	112.5	33.9	54.8	22.8	1.0	112.5
Redemptions/terminations	(18.1)	(31.1)	(2.9)	(52.1)	(17.5)	(15.9)	(15.5)	(3.2)	(52.1)
Cash flow/unreinvested dividends	(8.4)	(1.1)	(3.1)	(12.6)	(2.6)	(7.4)	(0.5)	(2.1)	(12.6)
Net long-term inflows (outflows)	27.3	12.1	8.4	47.8	13.8	31.5	6.8	(4.3)	47.8
Acquisition	0.3	0.1	—	0.4	0.3	—	0.1	—	0.4
Transfers	7.9	(9.1)	1.2	—	(0.8)	0.8	—	—	—
Market appreciation	61.0	18.7	10.4	90.1	14.6	65.0	6.0	4.5	90.1
Net change	96.5	21.8	20.0	138.3	27.9	97.3	12.9	0.2	138.3
Balance as of December 31, 2006	$455.1	$166.9	$94.9	$716.9	$174.1	$335.5	$177.0	$30.3	$716.9

Changes in assets under management during 2005 were as follows:

	Distribution Channel				Investment Service
	Institutional Investments	Retail	Private Client	Total	Growth Equity	Value Equity	Fixed Income	Index/ Structured	Total
	(in billions)

Balance as of January 1, 2005	$311.3	$163.5	$64.0	$538.8	$123.3	$192.6	$193.4	$29.5	$538.8
Long-term flows:
Sales/new accounts	39.5	30.4	10.8	80.7	27.5	34.6	18.1	0.5	80.7
Redemptions/terminations	(19.2)	(27.5)	(2.8)	(49.5)	(16.6)	(12.8)	(18.0)	(2.1)	(49.5)
Cash flow/unreinvested dividends	(0.6)	(1.8)	(1.3)	(3.7)	(3.6)	—	(0.4)	0.3	(3.7)
Net long-term inflows (outflows)	19.7	1.1	6.7	27.5	7.3	21.8	(0.3)	(1.3)	27.5
Dispositions	(1.3)	(28.7)	(0.4)	(30.4)	(1.2)	—	(29.2)	—	(30.4)
Transfers	0.6	—	(0.6)	—	—	—	—	—	—
Market appreciation	28.3	9.2	5.2	42.7	16.8	23.8	0.2	1.9	42.7
Net change	47.3	(18.4)	10.9	39.8	22.9	45.6	(29.3)	0.6	39.8
Balance as of December 31, 2005	$358.6	$145.1	$74.9	$578.6	$146.2	$238.2	$164.1	$30.1	$578.6

Average assets under management by distribution channel and investment service were as follows:

	Years Ended December 31,			% Change
	2006	2005	2004	2006-05	2005-04
	(in billions)

Distribution Channel:
Institutional Investments	$405.6	$325.9	$275.9	24.4%	18.1%
Retail	150.8	146.7	156.1	2.8	(6.0)
Private Client	84.6	68.6	57.6	23.5	18.9
Total	$641.0	$541.2	$489.6	18.4	10.5

	Years Ended December 31,			% Change
	2006	2005	2004	2006-05	2005-04
	(in billions)

Investment Service:
Growth Equity	$160.2	$128.4	$118.9	24.8%	7.9%
Value Equity	281.1	208.9	163.0	34.6	28.2
Fixed Income	169.2	174.5	179.6	(3.1)	(2.9)
Index/Structured	30.5	29.4	28.1	3.8	4.8
Total	$641.0	$541.2	$489.6	18.4	10.5

Consolidated Results of Operations

	Years Ended December 31,			% Change
	2006	2005	2004	2006-05	2005-04
	(in millions, except per unit amounts)

Net revenues	$3,950.4	$3,212.7	$3,055.4	23.0%	5.1%
Expenses	2,786.9	2,314.3	2,310.3	20.4	0.2
Operating income	1,163.5	898.4	745.1	29.5	20.6
Non-operating income	20.2	34.5	—	(41.4)	n/m
Income before income taxes	1,183.7	932.9	745.1	26.9	25.2
Income taxes	75.1	64.6	39.9	16.2	61.7
Net income	$1,108.6	$868.3	$705.2	27.7	23.1

Diluted net income per unit	$4.22	$3.35	$2.74	26.0	22.3

Distributions per unit	$4.42	$3.33	$2.40	32.7	38.8

Operating margin(1)	29.5%	28.0%	24.4%
____________
(1)	Operating income as a percentage of net revenues.

In 2006, net income increased $240.3 million, or 27.7%, to $1,108.6 million, and net income per unit increased $0.87, or 26.0%, to $4.22. The increase was due primarily to higher investment advisory and services fees, partially offset by higher employee compensation and benefits expenses and higher general and administrative expenses. Our operating margin expanded 1.5% to 29.5% in 2006, benefiting significantly from the increase in our fee revenues and the moderation of our employee compensation and benefits growth rate.

As contemplated in our January 24, 2007 earnings announcement, our results have been adjusted to include a charge for the estimated cost of reimbursing certain clients for losses arising out of an error we made in processing claims for class action settlement proceeds on behalf of these clients, which include some AllianceBernstein-sponsored mutual funds. The $56.0 million fourth quarter 2006 pre-tax charge ($54.5 million, net of the related income tax benefit), recorded as general and administrative expense, is somewhat larger than the amount contemplated in the earnings announcement, and reflects our identification of additional class actions and client accounts subject to the claim processing error during an extensive review of our procedures. Accordingly, net income and diluted net income per unit for 2006 was $1,108.6 million and $4.22, respectively, compared to the unadjusted amounts of $1,163.1 million and $4.43, respectively, we reported on January 24, 2007.  Our estimate of the cost is based on our review to date; as we continue our review, our estimate and the ultimate cost we incur may change. We continue to believe that most of this cost will ultimately be recovered from residual settlement proceeds and insurance.

The fourth quarter distribution of $1.60 per unit paid on February 15, 2007 was based on unadjusted fourth quarter net income per unit of $1.60. As a result, to the extent that all or a portion of the cost is recovered in subsequent periods, we do not anticipate treating those amounts as Available Cash Flow (as defined the AllianceBernstein Partnership Agreement), and would not distribute those amounts to unitholders.

In 2005, net income increased $163.1 million, or 23.1%, to $868.3 million, and diluted net income per unit increased $0.61, or 22.3%, to $3.35. The increase was due primarily to higher investment advisory and services fees, gains recognized on the dispositions of our cash management services, Indian mutual funds and South African joint venture interest, lower promotion and servicing expenses, and lower general and administrative expenses, partially offset by higher employee compensation and benefits and lower distribution revenues. The operating margin increase of 3.6% in 2005 primarily reflects increased revenues and the gains we recognized on the dispositions, together with virtually no expense growth.

Net Revenues

The following table summarizes the components of net revenues:

	Years Ended December 31,			% Change
	2006	2005	2004	2006-05	2005-04
	(in millions)

Investment advisory and services fees:
Institutional Investments:
Base fees	$1,108.2	$821.3	$691.8	34.9%	18.7%
Performance fees	113.0	73.1	35.9	54.7	103.5
	1,221.2	894.4	727.7	36.5	22.9

Retail:
Base fees	787.5	693.1	728.8	13.6	(4.9)
Performance fees	0.3	0.7	(1.7)	(56.8)	n/m
	787.8	693.8	727.1	13.6	(4.6)

Private Client:
Base fees	758.8	613.1	483.7	23.8	26.8
Performance fees	122.4	58.1	58.4	110.5	(0.4)
	881.2	671.2	542.1	31.3	23.8

Total:
Base fees	2,654.5	2,127.5	1,904.3	24.8	11.7
Performance fees	235.7	131.9	92.6	78.7	42.6
	2,890.2	2,259.4	1,996.9	27.9	13.1

Distribution revenues	421.1	397.8	447.3	5.8	(11.1)
Institutional research services	375.1	352.8	420.1	6.3	(16.0)
Dividend and interest income	266.5	152.8	72.7	74.4	110.0
Investment gains (losses)	53.1	28.6	14.5	85.6	97.5
Other revenues	132.2	117.2	136.7	12.8	(14.3)
Total revenues	4,138.2	3,308.6	3,088.2	25.1	7.1
Less: Interest expense	187.8	95.9	32.8	95.9	192.3
Net revenues	$3,950.4	$3,212.7	$3,055.4	23.0	5.1

Investment Advisory and Services Fees

Investment advisory and services fees, the largest component of our revenues, consist primarily of base fees. These fees are generally calculated as a percentage of the value of assets under management and vary with the type of investment service, the size of account, and the total amount of assets we manage for a particular client. Accordingly, fee income generally increases or decreases as average assets under management increase or decrease and is therefore affected by market appreciation or depreciation, the addition of new client accounts or client contributions of additional assets to existing accounts, withdrawals of assets from and termination of client accounts, purchases and redemptions of mutual fund shares, and shifts of assets between accounts or products with different fee structures.

Certain investment advisory contracts provide for a performance fee, in addition to or in lieu of a base fee. This fee is calculated as either a percentage of absolute investment results or a percentage of investment results in excess of a stated benchmark over a specified period of time. Performance fees are recorded as revenue at the end of the measurement period and will be higher in favorable markets and lower in unfavorable markets, which may increase the volatility and seasonality of our revenues and earnings.

Brokerage transaction charges earned by SCB LLC and SCBL for certain private client and institutional investments client transactions previously recorded as investment advisory and services fees are now recorded as Institutional Research Services revenue. Prior period amounts have been reclassified to conform to the current period’s presentation.

Institutional investments advisory and services fees increased 36.5% in 2006 as a result of increased assets under management, a more favorable fee mix, and an increase in performance fees of $39.9 million. The favorable fee mix reflects increases in average assets under management in our global and international services of 55.5%, where base fee rates are generally higher than domestic rates. During 2005, institutional investments advisory and services fees increased 22.9% as a result of an 18.1% increase in average assets under management, and an increase in performance fees of $37.2 million.

Retail investment advisory and services fees increased 13.6% in 2006 due primarily to an increase of 30.5% in global and international services average assets under management, partially offset by the disposition of our cash management services during the second quarter of 2005. For 2005, these fees decreased 4.6%, primarily as a result of a 6.0% decrease in average assets under management, reflecting the disposition of our cash management services.

Private Client investment advisory and services fees increased 31.3% in 2006 as a result of higher base fees from increased assets under management and a $64.3 million, or 110.5%, increase in performance fees, earned largely from our hedge funds. Private client investment advisory and services fees increased 23.8% in 2005, primarily as a result of increased assets under management.

Distribution Revenues

AllianceBernstein Investments and AllianceBernstein Luxembourg act as distributor and/or placing agent of company-sponsored mutual funds and receive distribution services fees from certain of those funds as partial reimbursement of the distribution expenses they incur. Distribution revenues increased 5.8% in 2006, due primarily to higher non-U.S. and 529 Plan revenues, partially offset by lower U.S. revenues and the disposition of our cash management services during the second quarter of 2005. Distribution revenues decreased 11.1% in 2005, principally due to the disposition of our cash management services.

Institutional Research Services

Institutional Research Services revenue consists principally of brokerage transaction charges received for providing in-depth, independent, fundamental research and brokerage-related services to institutional investors. SCB earned revenues of approximately $1.8 million in 2006 from brokerage transactions executed on behalf of AllianceBernstein (acting on behalf of certain of its U.S. asset management clients that have authorized AllianceBernstein to use SCB for trade execution), which previously were reported as investment advisory and services fees. Since January 1, 2006, we have reported all revenues earned by SCB from brokerage transactions executed for these clients as Institutional Research Services revenues. Accordingly, we reclassified $31.5 million and $116.5 million of transaction charge revenue in 2005 and 2004, respectively, from investment advisory and services fees to Institutional Research Services to conform to our 2006 presentation. The decrease in brokerage transaction charges in 2006 and 2005 is the result of our elimination of transaction charges for most private clients, which was largely offset by increased investment advisory fees.

Revenues from Institutional Research Services, excluding the decline in transaction charges related to the reclassification, increased 16.2% in 2006. U.S. revenues were higher due to increased market volumes and higher market share, partly offset by lower pricing. Revenues in London were also higher due to increased market volumes and higher pricing. Revenues from Institutional Research Services, excluding the decline in transaction charges related to the Reclassification, increased 5.8% for 2005 due to higher market share, higher average daily volumes in both the U.S. and U.K. stock markets and pricing increases in the U.K., partly offset by pricing declines in the U.S.

Recent declines in commission rates charged by broker-dealers are likely to continue and may accelerate. Increasing use of electronic trading systems and algorithmic trading strategies (which permit investors to execute securities transactions at a fraction of typical full-service broker-dealer charges) and pressure exerted by funds and institutional investors are likely to result in continuing, perhaps significant, declines in commission rates, which would, in turn, reduce the revenues generated by our Institutional Research Services. See “Risk Factors” in Item 1A.

Dividend and Interest Income and Interest Expense

Dividend and interest income consists of investment income, interest earned on United States Treasury Bills and interest earned on collateral given for securities borrowed from brokers and dealers. Interest expense includes interest accrued on cash balances in customer accounts and collateral received for securities loaned.  Dividend and interest, net of interest expense, increased $21.8 million in 2006. The increase was due primarily to higher mutual fund dividends and increased stock borrowed income as a result of higher average customer credit balances and interest rates in 2006. In 2005, dividend and interest, net of interest expense, increased $17.0 million as a result of higher stock borrowed income and mutual fund dividends.

Investment Gains (Losses)

In 2006 and 2005, realized and unrealized investment gains (losses) increased $24.5 million and $14.1 million, respectively. The increases were due primarily to higher mark-to-market gains on investments related to deferred compensation plan obligations.

Other Revenues

Other revenues consist of fees earned for transfer agency services provided to our mutual funds, fees earned for administration and recordkeeping services provided to our mutual funds and the general accounts of AXA and its subsidiaries, our equity in the earnings of investments made in limited partnership hedge funds that we sponsor and manage, and other miscellaneous revenues. Other revenues increased 12.8% in 2006, primarily due to higher equity earnings. Other revenues decreased 14.3% in 2005, principally due to lower transfer agency services fees.

Expenses

The following table summarizes the components of expenses:

	Years Ended December 31,			% Change
	2006	2005	2004	2006-05	2005-04
	(in millions)

Employee compensation and benefits	$1,547.6	$1,262.2	$1,085.1	22.6%	16.3%
Promotion and servicing	612.2	621.9	753.9	(1.6)	(17.5)
General and administrative	583.3	384.4	426.4	51.8	(9.9)
Interest	23.1	25.1	24.2	(7.9)	3.6
Amortization of intangible assets	20.7	20.7	20.7	—	—
Total	$2,786.9	$2,314.3	$2,310.3	20.4	0.2

Employee Compensation and Benefits

We had 4,914 full-time employees as of December 31, 2006 compared to 4,312 in 2005 and 4,100 in 2004. Employee compensation and benefits, which represented approximately 56%, 55%, and 47% of total expenses in 2006, 2005, and 2004, respectively, includes base compensation, cash and deferred incentive compensation, commissions, fringe benefits, and other employment costs.

In 2006, base compensation, fringe benefits and other employment costs increased $84.4 million, or 18.5%, primarily as a result of annual merit increases, additional headcount, and higher fringe benefits reflecting increased compensation levels. Incentive compensation increased $111.1 million, or 21.0%, primarily due to higher short-term incentive compensation, reflecting increased headcount and higher earnings, and higher deferred compensation amortization due to vesting of prior-year awards. Commission expense increased $89.9 million, or 32.5%, reflecting higher sales and revenues.

In 2005, base compensation, fringe benefits and other employment costs increased $44.5 million, or 10.8%, primarily as a result of annual merit increases and additional headcount. Incentive compensation increased $89.7 million, or 20.4%, primarily due to higher short-term incentive compensation reflecting higher earnings and higher deferred compensation amortization due to vesting of prior-year awards. Commission expense increased $42.9 million, or 18.3%, reflecting higher sales and revenues.

Promotion and Servicing

Promotion and servicing expenses, which represent approximately 22%, 27%, and 33% of total expenses in 2006, 2005, and 2004, respectively, include distribution plan payments to financial intermediaries for distribution of company-sponsored mutual funds and cash management services products (in 2005 and 2004) and amortization of deferred sales commissions paid to financial intermediaries for the sale of back-end load shares of our sponsored mutual funds. See “Capital Resources and Liquidity” in this Item 7 and Notes 11 and 21 to AllianceBernstein’s consolidated financial statements in Item 8 for a further discussion of deferred sales commissions and the disposition of cash management services. Also included in this expense category are costs related to travel and entertainment, advertising, promotional materials, and investment meetings and seminars for financial intermediaries that distribute our mutual fund products.

Promotion and servicing expenses decreased 1.6% in 2006 and decreased 17.5% in 2005. The decrease in 2006 was primarily due to a $31.6 million decrease in amortization of deferred sales commissions as a result of lower sales of back-end load shares, partly offset by higher travel and entertainment and promotional materials costs. The decrease in 2005 was primarily due to an $82.2 million decrease in distribution plan payments, largely reflecting the disposition of our cash management services during the second quarter of 2005, and a $45.4 million decrease in amortization of deferred sales commissions as a result of lower sales of back-end load shares.

General and Administrative

General and administrative expenses, which represented approximately 21%, 17%, and 18% of total expenses in 2006, 2005, and 2004, respectively, are costs related to operations, including technology, professional fees, occupancy, communications, minority interests in consolidated subsidiaries, and similar expenses. General and administrative expenses increased $198.9 million, or 51.8% in 2006, and decreased $42.0 million, or 9.9% in 2005.

The increase in 2006 was primarily due to the charge we recorded for the estimated cost of reimbursing certain clients for losses arising out of an error we made in processing claims for class action settlement proceeds on behalf of these clients (see “Consolidated Results of Operations” in this Item 7 for a discussion of the charge), as well as higher occupancy and legal costs. Occupancy costs increased as a result of the expansion of certain private client offices in the U.S., increased office space in New York, and new office space in London and Hong Kong. Legal costs increased, reflecting our continued efforts to resolve outstanding litigation in 2006, and the fact that 2005 legal costs were substantially offset by an $18.3 million insurance recovery and a $5.1 million reimbursement of litigation expenses we received in connection with a securities law claim we brought on behalf of certain clients. Other increases in general and administrative expenses include higher market data services and data processing costs.

The decrease in 2005 was due primarily to lower legal costs as a result of insurance recoveries, write-offs of obsolete software and leasehold improvements at vacated facilities in 2004, and the impact of selling a consolidated variable interest entity effective December 31, 2004.

Interest on Borrowings

Interest on our borrowings for 2006 decreased $2.0 million, or 7.9%. The decrease in 2006 reflects the retirement of our Senior Notes in August 2006, partly offset by higher short-term borrowing levels in 2006.

Non-operating Income

Non-operating income consists primarily of the gains from the dispositions of our cash management services, Indian mutual funds, and South African joint venture interest in 2005. Non-operating income for 2006 decreased $14.3 million, or 41.4%. See Note 21 to AllianceBernstein’s consolidated financial statements in Item 8 for information about these dispositions.

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

The increase in taxes on income in 2006 is primarily due to higher pre-tax earnings, partially offset by a lower effective tax rate. The increase in 2005 is primarily due to higher pre-tax earnings and a higher effective tax rate.

Capital Resources and Liquidity

The following table identifies selected items relating to capital resources and liquidity:

				% Change
	2006	2005	2004	2006-05	2005-04
	(in millions, except per unit amounts)
As of December 31:
Partners’ capital	$4,571.0	$4,302.7	$4,183.7	6.2%	2.8%
Cash and cash equivalents	692.7	654.2	1,061.5	5.9	(38.4)

For the years ended December 31:
Cash flow from operations	1,204.3	460.1	968.2	161.8	(52.5)
Purchases of investments	(54.8)	(7.4)	(27.4)	642.6	(73.1)
Capital expenditures	(97.1)	(72.6)	(57.3)	33.7	26.6
Cash distributions	(1,025.5)	(800.5)	(383.0)	28.1	109.0
Purchases of Holding Units	(22.3)	(33.3)	(45.1)	(32.8)	(26.2)
Issuance of Holding Units	47.2	—	—	n/m	n/m
Additional investments by Holding with proceeds from exercise of compensatory options to buy Holding Units	100.5	42.4	46.7	136.9	(9.2)
Issuance (repayment) of commercial paper, net	328.1	(0.2)	(0.1)	n/m	63.0
Repayment of long-term debt	(408.1)	—	—	n/m	n/m
Available cash flow	1,153.4	858.7	613.8	34.3	39.9
Distributions per AllianceBernstein Unit	4.42	3.33	2.40	32.7	38.8

In 2006 and 2005, cash and cash equivalents increased $38.5 million and decreased $407.3 million, respectively. Cash inflows are primarily provided by operations, the issuance of commercial paper, and the additional investment by Holding with proceeds from exercise of compensatory options to buy Holding Units. Significant cash outflows include cash distributions paid to the General Partner and unitholders, repayment of our Senior Notes, capital expenditures, purchases of investments, purchases of Holding Units to fund deferred compensation plans and the purchase of the remaining interest in our joint venture in Hong Kong.

Contingent Deferred Sales Charge

Our mutual fund distribution system (the “System”) includes a multi-class share structure that permits our open-end mutual funds to offer investors various options for the purchase of mutual fund shares, including both front-end load shares and back-end load shares. For open-end U.S. Fund front-end load shares, AllianceBernstein Investments pays sales commissions to financial intermediaries distributing the funds from the front-end sales charge it receives from investors at the time of sale. For back-end load shares, AllianceBernstein Investments pays sales commissions to the financial intermediaries at the time of sale and also receives higher ongoing distribution services fees from the mutual funds. In addition, investors who redeem before the expiration of the minimum holding period (which ranges from one year to four years) pay a contingent deferred sales charge (“CDSC”) to AllianceBernstein Investments. We expect to recover deferred sales commissions over periods not exceeding five and one-half years. Payments of sales commissions made to financial intermediaries in connection with the sale of back-end load shares under the System, net of CDSC received of $23.7 million, $21.4 million, and $32.9 million, respectively, totaled approximately $98.7 million, $74.2 million, and $44.6 million during 2006, 2005, and 2004, respectively.

Debt and Credit Facilities

Total available credit, debt outstanding, and weighted average interest rates as of December 31, 2006 and 2005 were as follows:

	December 31,
	2006			2005
	Credit Available	Debt Outstanding	Interest Rate	Credit Available	Debt Outstanding	Interest Rate
	(in millions)

Senior notes	$200.0	$—	—%	$600.0	$399.7	5.6%
Commercial paper(1)	800.0	334.9	5.3	425.0	—	—
Revolving credit facility(1)	—	—	—	375.0	—	—
Extendible commercial notes	100.0	—	—	100.0	—	—
Other	—	—	—	n/a	7.6	4.6
Total	$1,100.0	$334.9	5.3	$1,500.0	$407.3	5.6
____________________
(1)
Our revolving credit facility supports our commercial paper program; amounts borrowed under the commercial paper program reduce amounts available for other purposes under the revolving credit facility on a dollar-for-dollar basis.

In August 2001, we issued $400 million 5.625% Notes (“Senior Notes”) pursuant to a shelf registration statement that originally permitted us to issue up to $600 million in senior debt securities. The Senior Notes matured in August 2006, and were retired using cash flow from operations and proceeds from the issuance of commercial paper. We currently have $200 million available under the shelf registration statement for future issuances.

In February 2006, we entered into an $800 million five-year revolving credit facility with a group of commercial banks and other lenders. The revolving credit facility is intended to provide back-up liquidity for our commercial paper program, which we increased from $425 million to $800 million in May 2006. Under the revolving credit facility, the interest rate, at our option, is a floating rate generally based upon a defined prime rate, a rate related to the London Interbank Offered Rate (LIBOR) or the Federal Funds rate. The revolving credit facility contains covenants which, among other things, require us to meet certain financial ratios. We were in compliance with the covenants as of December 31, 2006.

As of December 31, 2006, we maintained a $100 million extendible commercial notes (“ECN”) program as a supplement to our commercial paper program. ECNs are short-term uncommitted debt instruments that do not require back-up liquidity support.

In 2006, SCB LLC entered into four separate uncommitted credit facility agreements with various banks, each for $100 million. As of December 31, 2006, there were no amounts outstanding under these credit facilities. During January and February of 2007, SCB LLC increased three of the agreements to $200 million each and entered into an additional agreement for $100 million with a new bank.

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

Guarantees

In February 2002, AllianceBernstein signed a $125 million agreement with a commercial bank, under which we guaranteed certain obligations in the ordinary course of business of SCBL. In the event SCBL is unable to meet its obligations in full when due, AllianceBernstein will pay the obligations within three days of being notified of SCBL’s failure to pay. This agreement is continuous and remains in effect until payment in full of any such obligation has been made by SCBL. During 2006, we were not required to perform under the agreement and as of December 31, 2006 had no liability outstanding in connection with the agreement.

Aggregate Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2006:

	Contractual Obligations
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in millions)

Debt	$334.9	$334.9	$—	$—	$—
Operating leases, net of sublease commitments	1,866.9	96.8	192.0	187.9	1,390.2
Accrued compensation and benefits	360.6	215.8	79.4	42.7	22.7
Total	$2,562.4	$647.5	$271.4	$230.6	$1,412.9

Accrued compensation and benefits amounts above exclude our accrued pension obligation. Any amounts reflected on the consolidated balance sheet as payables (to broker-dealers, brokerage clients, and our mutual funds) and accounts payable and accrued expenses are excluded from the table above.

Certain of our deferred compensation plans provide for election by participants to have their deferred compensation awards invested notionally in Holding Units and in company-sponsored investment services. Since January 1, 2007, we have made purchases of mutual funds and hedge funds totaling $272.3 million to fund our future obligations resulting from participant elections with respect to 2006 awards. We also allocated Holding Units with an aggregate value of approximately $36.8 million within our deferred compensation trust to fund our future obligations that resulted from participant elections with respect to 2006 awards.

We expect to make contributions to our qualified profit sharing plan of approximately $25.0 million in each of the next four years. We currently expect to contribute an estimated $3.7 million to our qualified, noncontributory, defined benefit plan during 2007.

Acquisitions

On May 2, 2006, we purchased the 50% interest in our Hong Kong joint venture (including its wholly-owned Taiwanese subsidiary) owned by our joint venture partner for $16.1 million in cash. The effect of this acquisition was not material to our consolidated financial condition, results of operations or cash flows.

Dispositions

See Note 21 to AllianceBernstein’s consolidated financial statements in Item 8 for a discussion of dispositions.

Contingencies

See Note 11 to AllianceBernstein’s consolidated financial statements in Item 8 for a discussion of our mutual fund distribution system and related deferred sales commission asset and certain legal proceedings to which we are a party.

Critical Accounting Estimates

The preparation of the consolidated financial statements and notes to consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses.

Management believes that the critical accounting policies and estimates discussed below involve significant management judgment due to the sensitivity of the methods and assumptions used.

Deferred Sales Commission Asset

Management tests the deferred sales commission asset for recoverability quarterly. Significant assumptions utilized to estimate the company’s future average assets under management and undiscounted future cash flows from back-end load shares include expected future market levels and redemption rates. Market assumptions are selected using a long-term view of expected average market returns based on historical returns of broad market indices. As of December 31, 2006, management used average market return assumptions of 5% for fixed income and 8% for equity to estimate annual market returns. Higher actual average market returns would increase undiscounted future cash flows, while lower actual average market returns would decrease undiscounted future cash flows. Future redemption rate assumptions ranged from 24% to 26% for U.S. fund shares and 21% to 29% for non-U.S. fund shares determined by reference to actual redemption experience over the five-year, three-year, and one-year periods ended December 31, 2006, calculated as a percentage of the company’s average assets under management represented by back-end load shares. An increase in the actual rate of redemptions would decrease undiscounted future cash flows, while a decrease in the actual rate of redemptions would increase undiscounted future cash flows. These assumptions are reviewed and updated quarterly. Estimates of undiscounted future cash flows and the remaining life of the deferred sales commission asset are made from these assumptions and the aggregate undiscounted future cash flows are compared to the recorded value of the deferred sales commission asset. As of December 31, 2006, management determined that the deferred sales commission asset was not impaired. If management determines in the future that the deferred sales commission asset is not recoverable, an impairment condition would exist and a loss would be measured as the amount by which the recorded amount of the asset exceeds its estimated fair value. Estimated fair value is determined using management’s best estimate of future cash flows discounted to a present value amount.

Goodwill

As a result of the adoption of SFAS No. 142, goodwill is tested at least annually, as of September 30, for impairment. Significant assumptions are required in performing goodwill impairment tests. Such tests include determining whether the estimated fair value of AllianceBernstein, the reporting unit, exceeds its book value. There are several methods of estimating AllianceBernstein’s fair value, which includes valuation techniques such as market quotations and discounted expected cash flows. In developing estimated fair value using a discounted cash flow valuation technique, business growth rate assumptions are applied over the estimated life of the goodwill asset and the resulting expected cash flows are discounted to arrive at a present value amount that approximates fair value. These assumptions consider all material events that have impacted, or that we believe could potentially impact, future discounted expected cash flows. As of September 30, 2006, the impairment test indicated that goodwill was not impaired. Also, as of December 31, 2006, management believes that goodwill was not impaired. However, future tests may be based upon different assumptions which may or may not result in an impairment of this asset. Any impairment could reduce materially the recorded amount of the goodwill asset with a corresponding charge to our earnings.

Intangible Assets

Acquired intangibles are recognized at fair value and amortized over their estimated useful lives of twenty years. Intangible assets are evaluated for impairment quarterly. A present value technique is applied to management’s best estimate of future cash flows to estimate the fair value of intangible assets. Estimated fair value is then compared to the recorded book value to determine whether an impairment is indicated. The estimates used include estimating attrition factors of customer accounts, asset growth rates, direct expenses and fee rates. We choose assumptions based on actual historical trends that may or may not occur in the future. As of December 31, 2006, management believes that intangible assets were not impaired. However, future tests may be based upon different assumptions which may or may not result in an impairment of this asset. Any impairment could reduce materially the recorded amount of intangible assets with a corresponding charge to our earnings.

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

In developing the expected long-term rate of return on plan assets of 8.0%, we considered the historical returns and future expectations for returns for each asset category, as well as the target asset allocation of the portfolio. The expected long-term rate of return on assets is based on weighted average expected returns for each asset class. We assumed a target allocation weighting of 50% to 70% for equity securities, and 20% to 40% for debt securities, and 0% to 10% for real estate investment trusts. Exposure of the total portfolio to cash equivalents on average should not exceed 5% of the portfolio’s value on a market value basis. The plan seeks to provide a rate of return that exceeds applicable benchmarks over rolling five-year periods. The benchmark for the plan’s large cap domestic equity investment strategy is the S&P 500 Index; the small cap domestic equity investment strategy is measured against the Russell 2000 Index; the international equity investment strategy is measured against the MSCI EAFE Index; and the fixed income investment strategy is measured against the Lehman Brothers Aggregate Bond Index. The actual rate of return on plan assets was 9.0%, 13.7%, and 9.0% in 2006, 2005, and 2004, respectively. A 25 basis point adjustment, up or down, in the expected long-term rate of return on plan assets would have decreased or increased the 2006 net pension charge of $4.9 million by approximately $0.1 million.

The objective of our discount rate assumption was to reflect the rate at which the pension benefits could be effectively settled. In making this determination, we took into account the timing and amount of benefits that would be available under the plan’s lump sum option. To that effect, our methodology for selecting the discount rate as of December 31, 2006 was to match the plan’s cash flows to that of a yield curve that provides the equivalent yields on zero-coupon corporate bonds for each maturity. Benefit cash flows due in a particular year can be “settled” theoretically by “investing” them in the zero-coupon bond that matures in the same year. The discount rate is the single rate that produces the same present value of cash flows. The selection of the 5.90% discount rate as of December 31, 2006 represents the approximate mid-point (to the nearest five basis points) of the single rate under two independently constructed yield curves - one prepared by Mercer Human Resource Consulting which produced a rate of 5.94%; and one prepared by Citigroup which produced a rate of 5.89%. The discount rate as of December 31, 2005 was 5.65%, which was used in developing the 2006 net pension charge. A lower discount rate increases pension expense and the present value of benefit obligations. A 25 basis point adjustment, up or down, in the discount rate (along with a corresponding adjustment in the assumed lump sum interest rate) would have decreased or increased the 2006 net pension charge of $4.9 million by approximately $0.6 million.

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

Accounting Pronouncements

See Note 22 to AllianceBernstein’s consolidated financial statements in Item 8.

Forward-Looking Statements

Certain statements provided by management in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. The most significant of these factors include, but are not limited to, the following: the performance of financial markets, the investment performance of sponsored investment products and separately managed accounts, general economic conditions, future acquisitions, competitive conditions and government regulations, including changes in tax regulations and rates. We caution readers to carefully consider such factors. Further, such forward-looking statements speak only as of the date on which such statements are made; we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. For further information regarding these forward-looking statements and the factors that could cause actual results to differ, see “Risk Factors” in Item 1A. Any or all of the forward-looking statements that we make in this Form 10-K or any other public statements we issue may turn out to be wrong. It is important to remember that other factors besides those listed in “Risk Factors” and those listed below could also adversely affect our revenues, financial condition, results of operations, and business prospects.

The forward-looking statements referred to in the preceding paragraph include statements regarding the outcome of litigation and the effect on future earnings of the disposition of our cash management services to Federated Investors, Inc. (“Disposition”). Litigation is inherently unpredictable, and excessive damage awards do occur. Though we have stated that we do not expect certain legal proceedings to have a material adverse effect on our results of operations or financial condition, any settlement or judgment with respect to a legal proceeding could be significant, and could have a material adverse effect on our results of operations or financial condition. The effect of the Disposition on future earnings, resulting from contingent payments to be received in future periods, will depend on the amount of net revenue earned by Federated Investors, Inc. during these periods on assets under management maintained in Federated’s funds by our former cash management clients. The amount of gain ultimately realized from the Disposition depends on whether we receive a final contingent payment payable on the fifth anniversary of the closing of the transaction (see Note 21 to AllianceBernstein’s consolidated financial statements in Item 8).

The forward-looking statements referred to above also include statements regarding anticipated improvement in the relative performance of growth equities, our estimate of what it will cost us to reimburse certain of our clients for losses arising out of an error we made in processing class action claims, and our ability to recover most of this cost. The actual performance of the capital markets and other factors beyond our control will affect our investment success for clients and asset inflows. Our estimate of the cost to reimburse clients is based on our review to date; as we continue our review, our estimate and the ultimate cost we incur may change. Our ability to recover most of the cost of the error depends, in part, on the availability of funds from the related class-action settlement funds, the amount of which is not known, and the willingness of our insurers to reimburse us under existing policies.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Market Risk, Risk Management and Derivative Financial Instruments

AllianceBernstein’s investments consist of investments, trading and available-for-sale, and other investments. Investments, trading and available-for-sale, include United States Treasury Bills and equity and fixed income mutual funds investments. Trading investments are purchased for short-term investment, principally to fund liabilities related to deferred compensation plans. Although investments, available-for-sale, are purchased for long-term investment, the portfolio strategy considers them available-for-sale from time to time due to changes in market interest rates, equity prices and other relevant factors. Other investments include investments in hedge funds sponsored by AllianceBernstein and other private investment vehicles.

Trading and Non-Trading Market Risk Sensitive Instruments

Investments with Interest Rate Risk—Fair Value

The table below provides our potential exposure with respect to our fixed income investments, measured in terms of fair value, to an immediate 100 basis point increase in interest rates at all maturities from the levels prevailing as of December 31, 2006 and 2005. Such a fluctuation in interest rates is a hypothetical rate scenario used to calibrate potential risk and does not represent our view of future market changes. While these fair value measurements provide a representation of interest rate sensitivity of our investments in fixed income mutual funds and fixed income hedge funds, they are based on our exposures at a particular point in time and may not be representative of future market results. These exposures will change as a result of ongoing changes in investments in response to our assessment of changing market conditions and available investment opportunities:

	As of December 31,
	2006		2005
	Fair Value	Effect of +100 Basis Point Change	Fair Value	Effect of +100 Basis Point Change
	(in thousands)
Fixed Income Investments:
Trading	$31,669	$(1,435)	$30,502	$(1,424)
Available-for-sale and other investments	31,957	(1,448)	2,537	(118)

Investments with Equity Price Risk—Fair Value

Our investments also include investments in equity mutual funds and equity hedge funds. The following table provides our potential exposure with respect to our equity investments, measured in terms of fair value, to an immediate 10% drop in equity prices from those prevailing as of December 31, 2006 and 2005. A 10% decrease in equity prices is a hypothetical scenario used to calibrate potential risk and does not represent our view of future market changes. While these fair value measurements provide a representation of equity price sensitivity of our investments in equity mutual funds and equity hedge funds, they are based on our exposures at a particular point in time and may not be representative of future market results. These exposures will change as a result of ongoing portfolio activities in response to our assessment of changing market conditions and available investment opportunities:

	As of December 31,
	2006		2005
	Fair Value	Effect of -10% Equity Price Change	Fair Value	Effect of -10% Equity Price Change
	(in thousands)
Equity Investments:
Trading	$432,133	$(43,213)	$282,719	$(28,272)
Available-for-sale and other investments	251,844	(25,184)	115,656	(11,566)

Debt—Fair Value

As of December 31, 2006 and 2005, the aggregate fair value of our debt was $335.0 million and $409.7 million, respectively. The table below provides the potential fair value exposure with respect to our debt to an immediate 100 basis point decrease in interest rates at all maturities and a ten percent decrease in exchange rates from those prevailing as of December 31, 2006 and 2005:

	As of December 31,
	2006			2005
	Fair Value	Effect of -100 Basis Point Change	Effect of -10% Exchange Rate Change	Fair Value	Effect of -100 Basis Point Change	Effect of -10% Exchange Rate Change
	(in thousands)
Debt:
Non-trading	$335,000	$14,372	$—	$409,676	$18,190	$760

Item 8.	Financial Statements and Supplementary Data

ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES

Consolidated Statements of Financial Condition

	December 31,
	2006	2005
	(in thousands, except unit amounts)
ASSETS
Cash and cash equivalents	$692,658	$654,168
Cash and securities segregated, at market (cost $1,863,133 and $1,720,295)	1,863,957	1,720,809
Receivables, net:
Brokers and dealers	2,445,552	2,093,461
Brokerage clients	485,446	429,586
Fees, net	557,280	413,198
Investments	543,653	345,045
Furniture, equipment and leasehold improvements, net	288,575	236,309
Goodwill, net	2,893,029	2,876,657
Intangible assets, net	284,925	305,325
Deferred sales commissions, net	194,950	196,637
Other investments	203,950	86,369
Other assets	147,130	132,916
Total assets	$10,601,105	$9,490,480

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Payables:
Brokers and dealers	$661,790	$1,057,274
Brokerage clients	3,988,032	2,929,500
AllianceBernstein mutual funds	266,849	140,603
Accounts payable and accrued expenses	333,007	286,449
Accrued compensation and benefits	392,014	357,321
Debt	334,901	407,291
Minority interests in consolidated subsidiaries	53,515	9,368
Total liabilities	6,030,108	5,187,806
Commitments and contingencies (See Note 11)
Partners’ capital:
General Partner	46,416	44,065
Limited partners: 259,062,014 and 255,624,870 units issued and outstanding	4,584,200	4,334,207
	4,630,616	4,378,272
Capital contributions receivable from General Partner	(29,590)	(31,775)
Deferred compensation expense	(63,196)	(67,895)
Accumulated other comprehensive income	33,167	24,072
Total partners’ capital	4,570,997	4,302,674
Total liabilities and partners’ capital	$10,601,105	$9,490,480

See Accompanying Notes to Consolidated Financial Statements.

ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES

Consolidated Statements of Income

	Years Ended December 31,
	2006	2005	2004
	(in thousands, except per unit amounts)

Revenues:
Investment advisory and services fees	$2,890,229	$2,259,392	$1,996,819
Distribution revenues	421,045	397,800	447,283
Institutional research services	375,075	352,757	420,141
Dividend and interest income	266,520	152,781	72,743
Investment gains (losses)	53,134	28,631	14,499
Other revenues	132,237	117,227	136,744
Total revenues	4,138,240	3,308,588	3,088,229
Less: Interest expense	187,833	95,863	32,796
Net revenues	3,950,407	3,212,725	3,055,433

Expenses:
Employee compensation and benefits	1,547,627	1,262,198	1,085,163
Promotion and servicing:
Distribution plan payments	292,886	291,953	374,184
Amortization of deferred sales commissions	100,370	131,979	177,356
Other	218,944	198,004	202,327
General and administrative	583,296	384,339	426,389
Interest on borrowings	23,124	25,109	24,232
Amortization of intangible assets	20,710	20,700	20,700
	2,786,957	2,314,282	2,310,351

Operating income	1,163,450	898,443	745,082

Non-operating income	20,196	34,446	—

Income before income taxes	1,183,646	932,889	745,082

Income taxes	75,045	64,571	39,932

Net income	$1,108,601	$868,318	$705,150

Net income per unit:
Basic	$4.26	$3.37	$2.76
Diluted	$4.22	$3.35	$2.74

See Accompanying Notes to Consolidated Financial Statements.

ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES

Consolidated Statements of Changes in Partners’ Capital and Comprehensive Income

	General Partner’s Capital	Limited Partners’ Capital	Capital Contributions Receivable	Deferred Compensation Expense	Accumulated Other Comprehensive Income	Total Partners’ Capital
	(in thousands, except per unit amounts)

Balance as of December 31, 2003	$39,195	$3,858,538	$(35,698)	$(111,134)	$27,568	$3,778,469
Comprehensive income (loss):
Net income	7,052	698,098	—	—	—	705,150
Other comprehensive income (loss):
Unrealized gain (loss) on investments, net	—	—	—	—	(236)	(236)
Foreign currency translation adjustment, net	—	—	—	—	14,768	14,768
Comprehensive income (loss)	7,052	698,098	—	—	14,532	719,682
Cash distributions to General Partner and unitholders ($1.50 per unit)	(3,838)	(379,144)	—	—	—	(382,982)
Capital contributions from General Partner	—	—	5,901	—	—	5,901
Purchases of Holding Units to fund deferred compensation plans, net	9	(8,557)	—	(36,532)	—	(45,080)
Compensatory Holding Unit options expense	—	2,356	—	—	—	2,356
Amortization of deferred compensation awards	—	—	—	58,647	—	58,647
Compensation plan accrual	32	3,224	(3,256)	—	—	—
Additional investment by Holding with proceeds from exercise of compensatory options to buy Holding Units	467	46,238	—	—	—	46,705
Balance as of December 31, 2004	42,917	4,220,753	(33,053)	(89,019)	42,100	4,183,698
Comprehensive income (loss):
Net income	8,683	859,635	—	—	—	868,318
Other comprehensive income (loss):
Unrealized gain (loss) on investments, net	—	—	—	—	1,985	1,985
Foreign currency translation adjustment, net	—	—	—	—	(20,013)	(20,013)
Comprehensive income (loss)	8,683	859,635	—	—	(18,028)	850,290
Cash distributions to General Partner and unitholders ($3.11 per unit)	(8,005)	(792,504)	—	—	—	(800,509)
Capital contributions from General Partner	—	—	4,191	—	—	4,191
Purchases of Holding Units to fund deferred compensation plans, net	16	(733)	—	(32,536)	—	(33,253)
Compensatory Holding Unit options expense	—	2,192	—	—	—	2,192
Amortization of deferred compensation awards	—	—	—	53,660	—	53,660
Compensation plan accrual	29	2,884	(2,913)	—	—	—
Additional investment by Holding with proceeds from exercise of compensatory options to buy Holding Units	425	41,980	—	—	—	42,405
Balance as of December 31, 2005	44,065	4,334,207	(31,775)	(67,895)	24,072	4,302,674
Comprehensive income (loss):
Net income	11,086	1,097,515	—	—	—	1,108,601
Other comprehensive income (loss):
Unrealized gain (loss) on investments, net	—	—	—	—	5,198	5,198
Foreign currency translation adjustment, net	—	—	—	—	10,821	10,821
Comprehensive income (loss)	11,086	1,097,515	—	—	16,019	1,124,620
Adjustment to initially apply FASB Statement No. 158, net	—	—	—	—	(6,924)	(6,924)
Cash distributions to General Partner and unitholders ($3.94 per unit)	(10,255)	(1,015,206)	—	—	—	(1,025,461)
Capital contributions from General Partner	—	—	4,303	—	—	4,303
Purchases of Holding Units to fund deferred compensation plans, net	23	16,734	—	(39,102)	—	(22,345)
Additional investment by Holding through issuance of Holding Units in exchange for cash awards made under the Partners Compensation Plan	471	46,690	—	—	—	47,161
Compensatory Holding Unit options expense	—	2,699	—	—	—	2,699
Amortization of deferred compensation awards	—	—	—	43,801	—	43,801
Compensation plan accrual	21	2,097	(2,118)	—	—	—
Additional investment by Holding with proceeds from exercise of compensatory options to buy Holding Units	1,005	99,464	—	—	—	100,469
Balance as of December 31, 2006	$46,416	$4,584,200	$(29,590)	$(63,196)	$33,167	$4,570,997

See Accompanying Notes to Consolidated Financial Statements.

ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2006	2005	2004
	(in thousands)
Cash flows from operating activities:
Net income	$1,108,601	$868,318	$705,150
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred sales commissions	100,370	131,979	177,356
Amortization of deferred compensation	76,251	85,437	101,561
Depreciation and other amortization	72,445	67,980	74,878
Other, net	(19,898)	(14,774)	7,859
Changes in assets and liabilities:
(Increase) in segregated cash and securities	(143,148)	(231,768)	(203,240)
(Increase) decrease in receivable from brokers and dealers	(324,640)	(605,389)	137,052
(Increase) in receivable from brokerage clients	(31,974)	(90,453)	(21,154)
(Increase) in fees receivable, net	(135,821)	(65,861)	(13,187)
(Increase) in trading investments	(125,121)	(135,121)	(56,105)
(Increase) in deferred sales commissions	(98,679)	(74,161)	(44,584)
(Increase) in other investments	(115,317)	(23,045)	(29,996)
(Increase) in other assets	(9,638)	(27,645)	(2,142)
(Decrease) increase in payable to brokers and dealers	(422,492)	279,926	(339,687)
Increase in payable to brokerage clients	1,035,367	268,608	761,098
Increase in payable to AllianceBernstein mutual funds	126,236	14,966	9,488
Increase (decrease) in accounts payable and accrued expenses	72,169	7,158	(267,879)
Increase (decrease) in accrued compensation and benefits, less deferred compensation	39,579	3,927	(28,304)
Net cash provided by operating activities	1,204,290	460,082	968,164

Cash flows from investing activities:
Purchases of investments	(54,803)	(7,380)	(27,407)
Proceeds from sales of investments	12,812	12,717	38,046
Additions to furniture, equipment and leasehold improvements	(97,073)	(72,586)	(57,313)
Purchase of business, net of cash acquired	(16,086)	—	—
Net cash used in investing activities	(155,150)	(67,249)	(46,674)

Cash flows from financing activities:
Issuance (repayment) of commercial paper, net	328,119	(150)	(92)
Repayment of long-term debt	(408,149)	—	—
Cash distributions to General Partner and unitholders	(1,025,461)	(800,509)	(382,982)
Capital contributions from General Partner	4,303	4,191	5,901
Additional investment by Holding with proceeds from exercise of compensatory options to buy Holding Units	100,469	42,405	46,705
Purchases of Holding Units to fund deferred compensation plans, net	(22,345)	(33,253)	(45,080)
Net cash used in financing activities	(1,023,064)	(787,316)	(375,548)
Effect of exchange rate changes on cash and cash equivalents	12,414	(12,872)	12,723
Net increase (decrease) in cash and cash equivalents	38,490	(407,355)	558,665
Cash and cash equivalents as of beginning of the period	654,168	1,061,523	502,858
Cash and cash equivalents as of end of the period	$692,658	$654,168	$1,061,523
Cash paid:
Interest	$229,009	$122,152	$55,102
Income taxes	59,704	56,521	33,516
Non-cash financing activities:
Additional investment by Holding through issuance of Holding Units in exchange for cash awards made under the Partners Compensation Plan	47,161	—	—

See Accompanying Notes to Consolidated Financial Statements.

ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The words “we” and “our” refer collectively to AllianceBernstein Holding L.P. and AllianceBernstein L.P. and its subsidiaries, or to their officers and employees. Similarly, the word “company” refers to both Holding and AllianceBernstein. Where the context requires distinguishing between Holding and AllianceBernstein, we identify which of them is being discussed. Cross-references are in italics.

1.	Organization and Business Description

AllianceBernstein provides research, diversified investment management and related services globally to a broad range of clients. Its principal services are:

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

•
Retail Services - servicing individual investors, primarily by means of retail mutual funds sponsored by AllianceBernstein or our affiliated joint venture companies, sub-advisory relationships in respect of mutual funds sponsored by third parties, separately managed account programs that are sponsored by various financial intermediaries worldwide, and other investment vehicles.

•
Private Client Services - servicing high-net-worth individuals, trusts and estates, charitable foundations, partnerships, private and family corporations, and other entities, by means of separately managed accounts, hedge funds, mutual funds, and other investment vehicles.

•
Institutional Research Services - servicing institutional investors desiring institutional research services including in-depth, independent, fundamental research, portfolio strategy, trading, and brokerage-related services.

We also provide distribution, shareholder servicing, and administrative services to our sponsored mutual funds.

We provide a broad range of investment services with expertise in:

•	Growth equities, generally targeting stocks with under-appreciated growth potential;

•	Value equities, generally targeting stocks that are out of favor and that may trade at bargain prices;

•	Fixed income securities, including both taxable and tax-exempt securities;

•	Passive management, including both index and enhanced index strategies; and

•	Blend strategies, combining style pure investment components with systematic rebalancing.

We manage these services using various investment disciplines, including market capitalization (e.g., large-, mid-, and small-cap equities), term (e.g., long-, intermediate-, and short-duration debt securities), and geographic location (e.g., U.S., international, global, and emerging markets), as well as local and regional disciplines in major markets around the world.

Our high-quality, in-depth fundamental research is the foundation of our business. AllianceBernstein’s research disciplines include fundamental research, quantitative research, economic research, and currency forecasting capabilities. In addition, AllianceBernstein has created several specialist research units, including one unit that examines global strategic changes that can affect multiple industries and geographies, and another dedicated to identifying potentially successful innovations within early-stage companies.

As of December 31, 2006, AXA, a société anonyme organized under the laws of France and the holding company for an international group of insurance and related financial services companies, AXA Financial, Inc. (an indirect wholly-owned subsidiary of AXA, “AXA Financial”), AXA Equitable Life Insurance Company (a wholly-owned subsidiary of AXA Financial, “AXA Equitable”) and certain subsidiaries of AXA Financial, collectively referred to as “AXA and its subsidiaries”, owned approximately 1.7% of the issued and outstanding Holding Units.

As of December 31, 2006, the ownership of AllianceBernstein, as a percentage of general and limited partnership interests, was as follows:

AXA and its subsidiaries	59.7%
Holding	32.8
SCB Partners Inc. (a wholly-owned subsidiary of SCB Inc.; formerly known as Sanford C. Bernstein Inc.)	6.2
Other	1.3
100.0%

AllianceBernstein Corporation (an indirect wholly-owned subsidiary of AXA, “General Partner”) is the general partner of both Holding and AllianceBernstein. AllianceBernstein Corporation owns 100,000 general partnership units in Holding and a 1% general partnership interest in AllianceBernstein. Each general partnership unit in Holding is entitled to receive quarterly distributions equal to those received by each limited partnership unit. Including the general partnership interests in AllianceBernstein and Holding, and their equity interest in Holding, as of December 31, 2006, AXA and its subsidiaries had an approximate 60.3% economic interest in AllianceBernstein.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the consolidated financial statements requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Principles of Consolidation

The consolidated financial statements include AllianceBernstein and its majority-owned and/or controlled subsidiaries. All significant inter-company transactions and balances among the consolidated entities have been eliminated.

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

As of December 31, 2006, we have significant variable interests in certain structured products and hedge funds with approximately $226.4 million in client assets under management. However, these variable interest entities do not require consolidation because management has determined that we are not the primary beneficiary. Our maximum exposure to loss in these entities is limited to our investment of $0.1 million in these entities.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, demand deposits and highly liquid investments including money market accounts with actual maturities of three months or less. Due to the short-term nature of these instruments, the recorded value has been determined to approximate fair value.

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

Collateralized Securities Transactions

Customers’ securities transactions are recorded on a settlement date basis, with related commission income and expenses reported on a trade date basis. Receivables from and payables to customers include amounts due on cash and margin transactions. Securities owned by customers are held as collateral for receivables; collateral is not reflected in the consolidated financial statements. Principal securities transactions and related expenses are recorded on a trade date basis.

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

During the second quarter of 2006, we made an acquisition which resulted in the recognition of approximately $16.4 million of goodwill (see Note 20).

In accordance with Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets”, we test goodwill at least annually, as of September 30, for impairment. As of September 30, 2006, the impairment test indicated that goodwill was not impaired. Also, as of December 31, 2006, management believes that goodwill was not impaired. However, future tests may be based upon different assumptions which may or may not result in an impairment of this asset. Any impairment could reduce materially the recorded amount of the goodwill asset with a corresponding charge to our earnings.

Intangible Assets, Net

Intangible assets consist primarily of costs assigned to investment management contracts of SCB Inc. less accumulated amortization. In order to determine the fair market value and the remaining useful lives of these investment management contracts, we performed an analysis as of the acquisition date that considered the following factors:

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

The gross carrying amount of intangible assets subject to amortization totaled $414.3 million and $414.0 million as of December 31, 2006 and 2005, respectively, and accumulated amortization was $129.4 million as of December 31, 2006 and $108.7 million as of December 31, 2005, resulting in the net carrying amount of intangible assets subject to amortization of $284.9 million as of December 31, 2006 and $305.3 million as of December 31, 2005. Amortization expense was $20.7 million for each of the years ended December 31, 2006, 2005, and 2004, and estimated amortization expense for each of the next five years is approximately $20.7 million.

Management tests intangible assets for impairment quarterly. As of December 31, 2006, management believes that intangible assets were not impaired. However, future tests may be based upon different assumptions which may or may not result in an impairment of this asset. Any impairment could reduce materially the recorded amount of intangible assets with a corresponding charge to our earnings.

Deferred Sales Commissions, Net

We pay commissions to financial intermediaries in connection with the sale of shares of open-end company-sponsored mutual funds sold without a front-end sales charge (“back-end load shares”). These commissions are capitalized as deferred sales commissions and amortized over periods not exceeding five and one-half years for U.S. fund shares and four years for non-U.S. fund shares, the periods of time during which deferred sales commissions are generally recovered. We recover these commissions from distribution services fees received from those funds and from contingent deferred sales commissions (“CDSC”) received from shareholders of those funds upon the redemption of their shares. CDSC cash recoveries are recorded as reductions of unamortized deferred sales commissions when received.

Management tests the deferred sales commission asset for recoverability quarterly. Significant assumptions utilized to estimate the company’s future average assets under management and undiscounted future cash flows from back-end load shares include expected future market performance and redemption rates. Estimates of undiscounted future cash flows and the remaining life of the deferred sales commission asset are made from these assumptions and the aggregate undiscounted future cash flows are compared to the recorded value of the deferred sales commission asset. Management considers the results of these analyses performed at various dates. If management determines in the future that an impairment exists, a loss would be recorded. The amount of the loss would be measured as the amount by which the recorded amount of the asset exceeds its estimated fair value. Estimated fair value is determined using management’s best estimate of future cash flows discounted to a present value amount.

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

Revenue Recognition

Investment advisory and services base fees, generally calculated as a percentage of assets under management, are recorded as revenue as the related services are performed. Certain investment advisory contracts provide for a performance-based fee, in addition to or in lieu of a base fee, which is calculated as either a percentage of absolute investment results or a percentage of investment results in excess of a stated benchmark over a specified period of time. Performance-based fees are recorded as revenue at the end of each measurement period. Institutional research services revenue consists of brokerage transaction charges received by SCB LLC and SCBL for in-depth research and brokerage-related services provided to institutional investors. Brokerage transaction charges earned and related expenses are recorded on a trade date basis. Distribution revenues, shareholder servicing fees, and interest income are accrued as earned.

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

Deferred Compensation Plans

We maintain several unfunded, non-qualified deferred compensation plans under which annual awards to employees are generally made in the fourth quarter. Participants allocate their awards among notional investments in Holding Units, certain of our investment services we provide to our clients, or a money market fund, or investments in options to buy Holding Units. We typically purchase the investments that are notionally elected by the participants and hold such investments, which are classified as trading securities, in a consolidated rabbi trust. Vesting periods for annual awards range from immediate to four years, depending on the terms of the individual awards, the age of the participants, or in the case of our Chairman and CEO, the terms of his employment agreement. Upon vesting, awards are distributed to participants unless they have made a voluntary long-term election to defer receipt. Quarterly cash distributions on unvested Holding Units for which a long-term deferral election has not been made are paid currently to participants. Quarterly cash distributions on notional investments of Holding Units and income credited on notional investments in our investment services or the money market fund for which a long-term deferral election has been made are reinvested and distributed as elected by participants.

Compensation expense for awards under the plans, including changes in participant account balances resulting from gains and losses on notional investments (other than in Holding Units), is recognized on a straight-line basis over the applicable vesting periods. Mark-to-market gains or losses on notional investments (other than in Holding Units) are recognized currently as investment gains (losses) in the consolidated statements of income.

Compensatory Option Plans

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), (“SFAS No. 123-R”), “Share Based Payment”. SFAS No. 123-R requires that compensation cost related to share-based payments, based on the fair value of the equity instruments issued, be recognized in financial statements. SFAS No. 123-R supersedes Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees”, and its related implementation guidance. We adopted SFAS No. 123-R effective January 1, 2006 utilizing the modified prospective method. Prior period amounts have not been restated.

Prior to January 1, 2006, we utilized the fair value method of recording compensation expense (including a straight-line amortization policy), related to compensatory option awards of Holding Units granted subsequent to 2001, as permitted by Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation”, as amended by Statement of Financial Accounting Standards No. 148 (“SFAS No. 148”), “Accounting for Stock-Based Compensation—Transition and Disclosure”. Under the fair value method, compensation expense is measured at the grant date based on the estimated fair value of the award (determined using the Black-Scholes option valuation model) and is recognized over the vesting period.

For compensatory option awards granted prior to 2002, we applied the provisions of APB No. 25, under which compensation expense is recognized only if the market value of the underlying Holding Units exceeds the exercise price at the date of grant. We did not record compensation expense for compensatory option awards made prior to 2002 because those options were granted with exercise prices equal to the market value of the underlying Holding Units on the date of grant. Had we recorded compensation expense for those options based on their fair value at grant date under SFAS No. 123, net income for 2005 and 2004 would have been reduced to the pro forma amounts indicated below:

	Years Ended December 31,
	2005	2004
	(in thousands, except per unit amounts)
SFAS No. 123 pro forma net income:
Net income as reported	$868,318	$705,150
Add: stock-based compensation expense included in net income, net of tax	2,040	2,231
Deduct: total stock-based compensation expense determined under fair value method for all awards, net of tax	(3,918)	(7,132)
SFAS No. 123 pro forma net income	$866,440	$700,249
Net income per unit:
Basic net income per unit as reported	$3.37	$2.76
Basic net income per unit pro forma	$3.37	$2.74
Diluted net income per unit as reported	$3.35	$2.74
Diluted net income per unit pro forma	$3.34	$2.72

Foreign Currency Translation

Assets and liabilities of foreign subsidiaries are translated into United States dollars (“US$”) at exchange rates in effect at the balance sheet dates, and related revenues and expenses are translated into US$ at average exchange rates in effect during each period. Net foreign currency gains and losses resulting from the translation of assets and liabilities of foreign operations into US$ are reported as a separate component of accumulated other comprehensive income in the consolidated statements of changes in partners’ capital and comprehensive income. Net realized foreign currency transaction losses were $0.2 million, $0.7 million, and $1.8 million for 2006, 2005, and 2004, respectively.

Cash Distributions

AllianceBernstein is required to distribute all of its Available Cash Flow, as defined in the Amended and Restated Agreement of Limited Partnership of AllianceBernstein (“AllianceBernstein Partnership Agreement”), to its unitholders and to its General Partner. Available Cash Flow can be summarized as the cash flow received by AllianceBernstein from operations minus such amounts as the General Partner determines, in its sole discretion, should be retained by AllianceBernstein for use in its business. The General Partner computes cash flow received from operations by determining the sum of:

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

On January 24, 2007, the General Partner declared a distribution of $418.7 million, or $1.60 per AllianceBernstein Unit, representing a distribution from Available Cash Flow for the three months ended December 31, 2006. The distribution was paid on February 15, 2007 to holders of record as of February 5, 2007.

Comprehensive Income

Total accumulated other comprehensive income is reported in the consolidated statements of changes in partners’ capital and comprehensive income and includes net income, unrealized gains and losses on investments classified as available-for-sale, foreign currency translation adjustments, and unrecognized actuarial net losses, prior service cost and transition assets. The accumulated balance of comprehensive income items is displayed separately in the partners’ capital section of the consolidated statements of financial condition.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. These include the following reclassifications in the consolidated statements of income:

•
the reclassification of $31.5 million and $116.5 million of transaction charge revenues from investment advisory and services fees to institutional research services for the years ended December 31, 2005 and 2004, respectively;

•
gains on dispositions (previously included in other revenues) and related expenses (previously included in employee compensation and benefits and general and administrative) are now classified as non-operating income;

•	dividend and interest income, investment gains and losses, and broker-dealer related interest expense, previously included in other revenues, are now shown separately; and

•	shareholder servicing fees ($99.4 million and $116.0 million for the years ended December 31, 2005 and 2004, respectively), previously shown separately, are now included in other revenues.

3.	Cash and Securities Segregated Under Federal Regulations and Other Requirements

As of December 31, 2006 and 2005, $1.9 billion and $1.7 billion, respectively, of United States Treasury Bills were segregated in a special reserve bank custody account for the exclusive benefit of brokerage customers of SCB LLC under Rule 15c3-3 of the Securities Exchange Act of 1934, as amended (“Exchange Act”). During the first week of January 2007, we deposited an additional $0.2 billion in United States Treasury Bills in this special account pursuant to Rule 15c 3-3 requirements.

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

	Years Ended December 31,
	2006	2005	2004
	(in thousands, except per unit amounts)

Net income	$1,108,601	$868,318	$705,150

Weighted average units outstanding—basic	257,719	254,883	253,121
Dilutive effect of compensatory options	2,243	1,714	1,644
Weighted average units outstanding—diluted	259,962	256,597	254,765

Basic net income per unit	$4.26	$3.37	$2.76
Diluted net income per unit	$4.22	$3.35	$2.74

As of December 31, 2006, there were no out-of-the-money options (i.e., options with an exercise price greater than the weighted average closing price of a unit for the year). As of December 31, 2005 and 2004, we excluded 3,950,100 and 4,336,500 out-of-the-money options, respectively, from the diluted net income per unit computation due to their anti-dilutive effect.

5.	Receivables, Net and Payables

Receivables, net are comprised of:

	December 31,
	2006	2005
	(in thousands)

Brokers and dealers:
Collateral for securities borrowed (fair value $2,117,885 in 2006 and $1,893,594 in 2005)	$2,182,167	$1,966,000
Other	263,385	127,461
Total brokers and dealers	2,445,552	2,093,461
Brokerage clients	485,446	429,586
Fees, net:
AllianceBernstein mutual funds	180,260	143,737
Unaffiliated clients (net of allowance of $1,113 in 2006 and $939 in 2005)	369,690	262,279
Affiliated clients	7,330	7,182
Total fees receivable, net	557,280	413,198
Total receivables, net	$3,488,278	$2,936,245

Payables are comprised of:

	December 31,
	2006	2005
	(in thousands)

Brokers and dealers:
Collateral for securities loaned (fair value $470,798 in 2006 and $942,985 in 2005)	$489,093	$976,985
Other	172,697	80,289
Total brokers and dealers	661,790	1,057,274
Brokerage clients	3,988,032	2,929,500
AllianceBernstein mutual funds	266,849	140,603
Total payables	$4,916,671	$4,127,377

6.	Investments

As of December 31, 2006 and 2005, investments consisted of investments available-for-sale, principally company-sponsored mutual funds, and trading investments, principally United States Treasury Bills and company-sponsored mutual funds. As of December 31, 2006 and 2005, United States Treasury Bills with a fair market value of $17.0 million and $16.9 million, respectively, were on deposit with various clearing organizations.

The following is a summary of the cost and fair value of investments as of December 31, 2006 and 2005:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)

December 31, 2006:
Available-for-sale:
Equity investments	$39,232	$8,665	$(3)	$47,894
Fixed income investments	31,476	486	(5)	31,957
	70,708	9,151	(8)	79,851
Trading:
Equity investments	407,790	34,264	(9,921)	432,133
Fixed income investments	31,155	517	(3)	31,669
	438,945	34,781	(9,924)	463,802
Total investments	$509,653	$43,932	$(9,932)	$543,653

December 31, 2005:
Available-for-sale:
Equity investments	$26,787	$3,777	$(18)	$30,546
Fixed income investments	1,102	181	(5)	1,278
	27,889	3,958	(23)	31,824
Trading:
Equity investments	262,153	23,701	(3,135)	282,719
Fixed income investments	30,503	290	(291)	30,502
	292,656	23,991	(3,426)	313,221
Total investments	$320,545	$27,949	$(3,449)	$345,045

Proceeds from sales of investments available-for-sale were approximately $12.8 million, $12.7 million, and $38.0 million in 2006, 2005, and 2004, respectively. Net realized gains from our sales of available-for-sale investments were $1.0 million, $0.9 million, and $2.4 million in 2006, 2005, and 2004, respectively.

We assess valuation declines to determine the extent to which such declines are fundamental to the underlying investment or attributable to market-related factors. Based on this assessment, we do not believe the declines are other than temporary.

7.	Furniture, Equipment and Leasehold Improvements, Net

Furniture, equipment and leasehold improvements, net are comprised of:

	December 31,
	2006	2005
	(in thousands)

Furniture and equipment	$426,848	$369,092
Leasehold improvements	254,421	217,137
	681,269	586,229
Less: Accumulated depreciation and amortization	(392,694)	(349,920)
Furniture, equipment and leasehold improvements, net	$288,575	$236,309

Depreciation and amortization expense on furniture, equipment, and leasehold improvements were $43.8 million, $45.8 million, and $52.7 million for the years ended December 31, 2006, 2005, and 2004, respectively.

8.	Deferred Sales Commissions, Net

The components of deferred sales commissions, net for the years ended December 31, 2006 and 2005 were as follows:

	December 31,
	2006	2005
	(in thousands)

Gross carrying amount of deferred sales commissions	$530,231	$692,148
Less: Accumulated amortization	(250,626)	(421,620)
Cumulative CDSC received	(84,655)	(73,891)
Deferred sales commissions, net	$194,950	$196,637

Amortization expense was $100.4 million, $132.0 million, and $177.4 million for the years ended December 31, 2006, 2005, and 2004, respectively. Estimated future amortization expense related to the December 31, 2006 net asset balance is as follows (in thousands):

2007	$77,776
2008	54,145
2009	39,303
2010	18,334
2011	4,866
2012	526
$194,950

9.	Other Investments

Other investments consist of investments made primarily to seed limited partnership hedge funds that we sponsor and manage, securities held by a consolidated venture capital fund, and investments in unconsolidated joint ventures. The components of other investments as of December 31, 2006 and 2005 were as follows:

	December 31,
	2006	2005
	(in thousands)

Investments in sponsored partnerships and other investments	$168,324	$77,856
Securities held by a consolidated venture capital fund	33,996	—
Investments in unconsolidated affiliates	1,630	8,513
Other investments	$203,950	$86,369

10.	Debt

Total available credit, debt outstanding and weighted average interest rates as of December 31, 2006 and 2005 were as follows:

	December 31,
	2006			2005
	Credit Available	Debt Outstanding	Interest Rate	Credit Available	Debt Outstanding	Interest Rate
	(in millions)

Senior notes	$200.0	$—	—%	$600.0	$399.7	5.6%
Commercial paper(1)	800.0	334.9	5.3	425.0	—	—
Revolving credit facility(1)	—	—	—	375.0	—	—
Extendible commercial notes	100.0	—	—	100.0	—	—
Other	—	—	—	n/a	7.6	4.6
Total	$1,100.0	$334.9	5.3	$1,500.0	$407.3	5.6
____________________
(1)
Our revolving credit facility supports our commercial paper program; amounts borrowed under the commercial paper program reduce amounts available for other purposes under the revolving credit facility on a dollar-for-dollar basis.

In August 2001, we issued $400 million 5.625% Notes (“Senior Notes”) pursuant to a shelf registration statement that originally permitted us to issue up to $600 million in senior debt securities. The Senior Notes matured in August 2006, and were retired using cash flow from operations and proceeds from the issuance of commercial paper. We currently have $200 million available under the shelf registration statement for future issuances.

In February 2006, we entered into an $800 million five-year revolving credit facility with a group of commercial banks and other lenders. The revolving credit facility is intended to provide back-up liquidity for our commercial paper program, which we increased from $425 million to $800 million in May 2006. Under the revolving credit facility, the interest rate, at our option, is a floating rate generally based upon a defined prime rate, a rate related to the London Interbank Offered Rate (LIBOR) or the Federal Funds rate. The revolving credit facility contains covenants which, among other things, require us to meet certain financial ratios. We were in compliance with the covenants as of December 31, 2006.

As of December 31, 2006, we maintained a $100 million extendible commercial notes (“ECN”) program as a supplement to our commercial paper program. ECNs are short-term uncommitted debt instruments that do not require back-up liquidity support.

In 2006, SCB LLC entered into four separate uncommitted credit facility agreements with various banks, each for $100 million. As of December 31, 2006, there were no amounts outstanding under these credit facilities. During January and February of 2007, SCB LLC increased three of the agreements to $200 million each and entered into an additional agreement for $100 million with a new bank.

11.	Commitments and Contingencies

Operating Leases

We lease office space, furniture and office equipment under various operating leases. The future minimum payments under non-cancelable leases, sublease commitments, and payments, net of sublease commitments as of December 31, 2006 are as follows:

	Payments	Sublease	Net Payments
	(in millions)

2007	$100.7	$3.9	$96.8
2008	101.8	3.3	98.5
2009	96.5	3.0	93.5
2010	98.3	3.0	95.3
2011	95.6	3.0	92.6
2012 and thereafter	1,406.3	16.1	1,390.2
Total future minimum payments	$1,899.2	$32.3	$1,866.9

Office leases contain escalation clauses that provide for the pass through of increases in operating expenses and real estate taxes. Rent expense, which is amortized on a straight-line basis over the life of the lease, was $99.7 million, $76.0 million, and $78.5 million, respectively, for the years ended December 31, 2006, 2005, and 2004, respectively, net of sublease income of $3.7 million, $5.9 million, and $5.3 million for the years ended December 31, 2006, 2005, and 2004, respectively.

Deferred Sales Commission Asset

Payments of sales commissions made by AllianceBernstein Investments, Inc. (“AllianceBernstein Investments”), a wholly-owned subsidiary of AllianceBernstein, to financial intermediaries in connection with the sale of back-end load shares under our mutual fund distribution system (the “System”) are capitalized as deferred sales commissions (“deferred sales commission asset”) and amortized over periods not exceeding five and one-half years for U.S. fund shares and four years for non-U.S. fund shares, the periods of time during which the deferred sales commission asset is expected to be recovered. CDSC cash recoveries are recorded as reductions of unamortized deferred sales commissions when received. The amount recorded for the net deferred sales commission asset was $195.0 million and $196.6 million as of December 31, 2006 and 2005, respectively. Payments of sales commissions made by AllianceBernstein Investments to financial intermediaries in connection with the sale of back-end load shares under the System, net of CDSC received of $23.7 million, $21.4 million, and $32.9 million, respectively, totaled approximately $98.7 million, $74.2 million, and $44.6 million during 2006, 2005, and 2004, respectively.

Management tests the deferred sales commission asset for recoverability quarterly. Significant assumptions utilized to estimate the company’s future average assets under management and undiscounted future cash flows from back-end load shares include expected future market levels and redemption rates. Market assumptions are selected using a long-term view of expected average market returns based on historical returns of broad market indices. As of December 31, 2006, management used average market return assumptions of 5% for fixed income and 8% for equity to estimate annual market returns. Higher actual average market returns would increase undiscounted future cash flows, while lower actual average market returns would decrease undiscounted future cash flows. Future redemption rate assumptions range from 24% to 26% for U.S. fund shares and 21% to 29% for non-U.S. fund shares, determined by reference to actual redemption experience over the five-year, three-year, and one-year periods ended December 31, 2006, calculated as a percentage of the company’s average assets under management represented by back-end load shares. An increase in the actual rate of redemptions would decrease undiscounted future cash flows, while a decrease in the actual rate of redemptions would increase undiscounted future cash flows. These assumptions are reviewed and updated quarterly. Estimates of undiscounted future cash flows and the remaining life of the deferred sales commission asset are made from these assumptions and the aggregate undiscounted future cash flows are compared to the recorded value of the deferred sales commission asset. As of December 31, 2006, management determined that the deferred sales commission asset was not impaired. If management determines in the future that the deferred sales commission asset is not recoverable, an impairment condition would exist and a loss would be measured as the amount by which the recorded amount of the asset exceeds its estimated fair value. Estimated fair value is determined using management’s best estimate of future cash flows discounted to a present value amount.

During 2006, U.S. equity markets increased by approximately 15.8% as measured by the change in the Standard & Poor’s 500 Stock Index and U.S. fixed income markets increased by approximately 4.3% as measured by the change in the Lehman Brothers’ Aggregate Bond Index. The redemption rate for domestic back-end load shares was 25.0% in 2006. Non-U.S. capital markets increases ranged from 20.1% to 32.2% as measured by the MSCI World, Emerging Market, and EAFE Index. The redemption rate for non-U.S. back-end load shares was 29.1% in 2006. Declines in financial markets or higher redemption levels, or both, as compared to the assumptions used to estimate undiscounted future cash flows, as described above, could result in the impairment of the deferred sales commission asset. Due to the volatility of the capital markets and changes in redemption rates, management is unable to predict whether or when a future impairment of the deferred sales commission asset might occur. Any impairment would reduce materially the recorded amount of the deferred sales commission asset with a corresponding charge to earnings.

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

On April 8, 2002, In re Enron Corporation Securities Litigation, a consolidated complaint (as subsequently amended, “Enron Complaint”) was filed in the United States District Court for the Southern District of Texas, Houston Division, against numerous defendants, including AllianceBernstein, alleging that AllianceBernstein violated Sections 11 and 15 of the Securities Act of 1933, as amended (“Securities Act”), with respect to a registration statement filed by Enron Corp. On January 2, 2007, the court issued a final judgment dismissing the Enron Complaint as the allegations therein pertained to AllianceBernstein. The parties have agreed that there will be no appeal.

Market Timing-related Matters

On October 2, 2003, a purported class action complaint entitled Hindo, et al. v. AllianceBernstein Growth & Income Fund, et al. (“Hindo Complaint”) was filed against AllianceBernstein, Holding, the General Partner, AXA Financial, the AllianceBernstein-sponsored mutual funds (“U.S. Funds”) that are registered under the Investment Company Act of 1940, as amended (“Investment Company Act”), the registrants and issuers of those funds, certain officers of AllianceBernstein (“AllianceBernstein defendants”), and certain unaffiliated defendants, as well as unnamed Doe defendants. The Hindo Complaint was filed in the United States District Court for the Southern District of New York by alleged shareholders of two of the U.S. Funds. The Hindo Complaint alleges that certain of the AllianceBernstein defendants failed to disclose that they improperly allowed certain hedge funds and other unidentified parties to engage in “late trading” and “market timing” of U.S. Fund securities, violating Sections 11 and 15 of the Securities Act, Sections 10(b) and 20(a) of the Exchange Act, and Sections 206 and 215 of the Investment Advisers Act of 1940, as amended (“Advisers Act”). Plaintiffs seek an unspecified amount of compensatory damages and rescission of their contracts with AllianceBernstein, including recovery of all fees paid to AllianceBernstein pursuant to such contracts.

Following October 2, 2003, additional lawsuits making factual allegations generally similar to those in the Hindo Complaint were filed in various federal and state courts against AllianceBernstein and certain other defendants. All state court actions against AllianceBernstein either were voluntarily dismissed or removed to federal court. On February 20, 2004, the Judicial Panel on Multidistrict Litigation transferred all federal actions to the United States District Court for the District of Maryland (“Mutual Fund MDL”). On September 29, 2004, plaintiffs filed consolidated amended complaints with respect to four claim types: mutual fund shareholder claims; mutual fund derivative claims; derivative claims brought on behalf of Holding; and claims brought under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”) by participants in the Profit Sharing Plan for Employees of AllianceBernstein. All four complaints included substantially identical factual allegations, which appear to be based in large part on the Order of the U.S. Securities and Exchange Commission (“SEC”) dated December 18, 2003 (as amended and restated January 15, 2004, “SEC Order”) and the New York State Attorney General Assurance of Discontinuance dated September 1, 2004 (“NYAG AoD”).

On April 21, 2006, AllianceBernstein and attorneys for the plaintiffs in the mutual fund shareholder claims, mutual fund derivative claims, and ERISA claims entered into a confidential memorandum of understanding (“MOU”) containing their agreement to settle these claims. The agreement will be documented by a stipulation of settlement and will be submitted for court approval at a later date. The settlement amount ($30 million), which we previously accrued and disclosed, has been disbursed. The derivative claims brought on behalf of Holding, in which plaintiffs seek an unspecified amount of damages, remain pending.

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

On April 11, 2005, a complaint entitled The Attorney General of the State of West Virginia v. AIM Advisors, Inc., et al. (“WVAG Complaint”) was filed against AllianceBernstein, Holding, and various unaffiliated defendants. The WVAG Complaint was filed in the Circuit Court of Marshall County, West Virginia by the Attorney General of the State of West Virginia. The WVAG Complaint makes factual allegations generally similar to those in the Hindo Complaint. On October 19, 2005, the WVAG Complaint was transferred to the Mutual Fund MDL. On August 30, 2005, the WV Securities Commissioner signed a Summary Order to Cease and Desist, and Notice of Right to Hearing (“Summary Order”) addressed to AllianceBernstein and Holding. The Summary Order claims that AllianceBernstein and Holding violated the West Virginia Uniform Securities Act and makes factual allegations generally similar to those in the SEC Order and NYAG AoD. On January 25, 2006, AllianceBernstein and Holding moved to vacate the Summary Order. In early September 2006, the court denied this motion, and the Supreme Court of Appeals in West Virginia denied our petition for appeal. On September 22, 2006, we filed an answer and moved to dismiss the Summary Order with the WV Securities Commissioner.

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

On February 2, 2005, plaintiffs filed a consolidated amended class action complaint (“Aucoin Consolidated Amended Complaint”) that asserted claims substantially similar to the Aucoin Complaint and nine additional subsequently-filed lawsuits. On October 19, 2005, the United States District Court for the Southern District of New York dismissed each of the claims set forth in the Aucoin Consolidated Amended Complaint, except for plaintiffs’ claim under Section 36(b) of the Investment Company Act. On January 11, 2006, the District Court granted defendants’ motion for reconsideration and dismissed the remaining Section 36(b) claim. On May 31, 2006, the District Court denied plaintiffs’ motion for leave to file their amended complaint. On July 5, 2006, plaintiffs filed a notice of appeal, which was subsequently withdrawn subject to plaintiffs’ right to reinstate it at a later date.

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

Claims Processing Contingency

During the fourth quarter of 2006, we recorded a $56.0 million pre-tax charge as general and administrative expense for the estimated cost of reimbursing certain clients for losses arising out of an error we made in processing claims for class action settlement proceeds on behalf of these clients, which include some AllianceBernstein-sponsored mutual funds. The charge and related income tax benefit decreased 2006 net income and diluted net income per unit by $54.5 million and $0.21, respectively. Our estimate of the cost is based on our review to date; as we continue our review, our estimate and the ultimate cost we incur may change. We believe that most of this cost will ultimately be recovered from residual settlement proceeds and insurance.

12.	Net Capital

SCB LLC, a broker-dealer and a member organization of the New York Stock Exchange (“NYSE”), is subject to the Uniform Net Capital Rule 15c3-1 of the Exchange Act. SCB LLC computes its net capital under the alternative method permitted by the rule, which requires that minimum net capital, as defined, equal the greater of $1 million, or two percent of aggregate debit items arising from customer transactions, as defined. As of December 31, 2006, SCB LLC had net capital of $154.1 million, which was $112.6 million in excess of the minimum net capital requirement of $41.5 million. Advances, dividend payments and other equity withdrawals by SCB LLC are restricted by the regulations of the SEC, NYSE, and other securities agencies. As of December 31, 2006, $103.7 million was not available for payment of cash dividends and advances.

SCBL is a member of the London Stock Exchange. As of December 31, 2006, SCBL was subject to financial resources requirements of $16.0 million imposed by the Financial Services Authority of the United Kingdom and had aggregate regulatory financial resources of $30.7 million, an excess of $14.7 million.

AllianceBernstein Investments serves as distributor and/or underwriter for certain company-sponsored mutual funds. AllianceBernstein Investments is registered as a broker-dealer under the Exchange Act and is subject to the minimum net capital requirements imposed by the SEC. AllianceBernstein Investments’ net capital as of December 31, 2006 was $42.4 million, which was $20.8 million in excess of its required net capital of $21.6 million.

13.	Counterparty Risk

Customer Activities

In the normal course of business, brokerage activities involve the execution, settlement, and financing of various customer securities trades, which may expose SCB LLC and SCBL to off-balance sheet risk by requiring SCB LLC and SCBL to purchase or sell securities at prevailing market prices in the event the customer is unable to fulfill its contracted obligations.

SCB LLC’s customer securities activities are transacted on either a cash or margin basis. In margin transactions, SCB LLC extends credit to the customer, subject to various regulatory and internal margin requirements. These transactions are collateralized by cash or securities in the customer’s account. In connection with these activities, SCB LLC may execute and clear customer transactions involving the sale of securities not yet purchased. SCB LLC seeks to control the risks associated with margin transactions by requiring customers to maintain collateral in compliance with the aforementioned regulatory and internal guidelines. SCB LLC monitors required margin levels daily and, pursuant to such guidelines, requires customers to deposit additional collateral, or reduce positions, when necessary. A majority of SCB LLC’s customer margin accounts are managed on a discretionary basis whereby AllianceBernstein maintains control over the investment activity in the accounts. For these discretionary accounts, SCB LLC’s margin deficiency exposure is minimized through maintaining a diversified portfolio of securities in the accounts and by virtue of AllianceBernstein’s discretionary authority and SCB LLC’s role as custodian.

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

14.	Qualified Employee Benefit Plans

We maintain a qualified profit sharing plan (the “Profit Sharing Plan”) covering U.S. employees and certain foreign employees. Employer contributions are generally limited to the maximum amount deductible for federal income tax purposes. Aggregate contributions for 2006, 2005, and 2004 were $25.3 million, $22.0 million, and $21.1 million, respectively.

We maintain a qualified, noncontributory, defined benefit retirement plan (“Retirement Plan”) covering current and former employees who were employed by AllianceBernstein in the United States prior to October 2, 2000. Benefits are based on years of credited service, average final base salary and primary Social Security benefits. Our policy is to satisfy our funding obligation for each year in an amount not less than the minimum required by ERISA and not greater than the maximum amount we can deduct for federal income tax purposes.

The Retirement Plan’s projected benefit obligation, fair value of plan assets, funded status and amounts recognized in the consolidated statements of financial condition were as follows:

	Years Ended December 31,
	2006	2005
	(in thousands)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$83,815	$81,204
Service cost	4,048	4,268
Interest cost	4,578	4,274
Actuarial gains	(4,916)	(3,685)
Benefits paid	(2,842)	(2,246)
Projected benefit obligation at end of year	84,683	83,815
Change in plan assets:
Plan assets at fair value at beginning of year	47,406	40,665
Actual return on plan assets	4,414	5,487
Employer contribution	4,337	3,500
Benefits paid	(2,842)	(2,246)
Plan assets at fair value at end of year	53,315	47,406
Projected benefit obligation in excess of plan assets	(31,368)	(36,409)
Amounts not recognized:
Unrecognized net loss from past experience different from that assumed and effects of changes and assumptions	—	13,728
Unrecognized prior service cost	—	307
Unrecognized net plan assets as of January 1, 1987 being recognized over 26.3 years	—	(1,048)
Accrued pension liability included in accrued compensation and benefits	$(31,368)	$(23,422)

We adopted Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)”, (“SFAS No. 158”), as of December 31, 2006. This pronouncement requires an employer to recognize the underfunded status of a defined benefit plan as a liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur as a component of other comprehensive income.

The effect of adopting SFAS No. 158 on individual line items in the consolidated statement of financial condition was as follows (in thousands):

	Before Application of SFAS No. 158	Adjustments	After Application of SFAS No. 158

Other assets (deferred tax asset)	$146,674	$456	$147,130
Accrued compensation and benefits	384,634	7,380	392,014
Accumulated other comprehensive income (loss)	40,091	(6,924)	33,167

The amounts included in accumulated other comprehensive income (loss) as of December 31, 2006 were as follows (in thousands):

Unrecognized net loss from experience different from that assumed and effects of changes and assumptions	$(7,430)
Unrecognized prior service cost	(343)
Unrecognized net plan assets as of January 1, 1987 being recognized over 26.3 years	849
Accumulated other comprehensive income (loss)	$(6,924)

The estimated initial plan assets and prior service cost for the Retirement Plan that will be amortized from accumulated other comprehensive income over the next year is $143,000 and $59,000, respectively.

The accumulated benefit obligation for the plan was $68.4 million and $66.9 million as of December 31, 2006 and 2005, respectively. The accumulated benefit obligation differs from the projected benefit obligation in that it includes no assumption about future compensation levels. We currently estimate we will contribute $3.7 million to the plan during 2007. Contribution estimates, which are subject to change, are based on regulatory requirements, future market conditions and assumptions used for actuarial computations of the Retirement Plan’s obligations and assets. Management, at the present time, is unable to determine the amount, if any, of additional future contributions that may be required.

Actuarial computations used to determine benefit obligations as of December 31, 2006 and 2005 (measurement dates) were made utilizing the following weighted-average assumptions:

	2006	2005

Discount rate on benefit obligations	5.90%	5.65%
Annual salary increases	3.50%	3.35%

The Retirement Plan’s asset allocation percentages consisted of:

	December 31,
	2006	2005

Equity securities	69%	80%
Debt securities	22	19
Real estate	9	—
Other	—	1
	100%	100%

The following benefit payments, which reflect expected future service, are expected to be paid as follows (in thousands):

2007	$3,542
2008	1,932
2009	2,544
2010	3,634
2011	3,505
2012-2016	26,026

Net expense under the Retirement Plan was comprised of:

	Years Ended December 31,
	2006	2005	2004
	(in thousands)

Service cost	$4,048	$4,268	$4,925
Interest cost on projected benefit obligations	4,578	4,274	4,109
Expected return on plan assets	(3,800)	(3,225)	(2,853)
Amortization of prior service credit	(59)	(59)	(59)
Amortization of transition asset	(143)	(143)	(143)
Amortization of loss	280	501	438
Net pension charge	$4,904	$5,616	$6,417

Actuarial computations used to determine net periodic costs were made utilizing the following weighted-average assumptions:

	Years Ended December 31,
	2006	2005	2004

Discount rate on benefit obligations	5.65%	5.75%	6.25%
Expected long-term rate of return on plan assets	8.00%	8.00%	8.00%
Annual salary increases	3.50%	3.35%	3.40%

In developing the expected long-term rate of return on plan assets of 8.0%, management considered the historical returns and future expectations for returns for each asset category, as well as the target asset allocation of the portfolio. The expected long-term rate of return on assets is based on weighted average expected returns for each asset class. Management has assumed a target allocation weighting of 50% to 70% for equity securities, 20% to 40% for debt securities, and 0% to 10% for real estate investment trusts. Exposure of the total portfolio to cash equivalents on average should not exceed 5% of the portfolio’s value on a market value basis. The plan seeks to provide a rate of return that exceeds applicable benchmarks over rolling five-year periods. The benchmark for the plan’s large cap domestic equity investment strategy is the S&P 500 Index; the small cap domestic equity investment strategy is measured against the Russell 2000 Index; the international equity investment strategy is measured against the MSCI EAFE Index; and the fixed income investment strategy is measured against the Lehman Brothers Aggregate Bond Index.

Variances between actuarial assumptions and actual experience are amortized over the estimated average remaining service lives of employees participating in the Retirement Plan.

15.	Deferred Compensation Plans

We maintain an unfunded, non-qualified deferred compensation plan known as the Capital Accumulation Plan and also have assumed obligations under contractual unfunded deferred compensation arrangements covering certain executives (“Contractual Arrangements”). The Capital Accumulation Plan was frozen on December 31, 1987 and no additional awards have been made. The Board of Directors of the General Partner (“Board”) may terminate the Capital Accumulation Plan at any time without cause, in which case our liability would be limited to benefits that have vested. Benefits owed to executives under the Contractual Arrangements vested on or before December 31, 1987. Payment of vested benefits under both the Capital Accumulation Plan and the Contractual Arrangements will generally be made over a ten-year period commencing at retirement age. The General Partner is obligated to make capital contributions to AllianceBernstein in amounts equal to benefits paid under the Capital Accumulation Plan and the Contractual Arrangements. Amounts included in employee compensation and benefits expense for the Capital Accumulation Plan and the Contractual Arrangements for the years ended December 31, 2006, 2005, and 2004 were $2.1 million, $2.9 million, and $3.3 million, respectively.

In connection with the Bernstein Transaction, we adopted an unfunded, non-qualified deferred compensation plan, known as the SCB Deferred Compensation Award Plan (“SCB Plan”), under which we agreed to invest $96 million per annum for three years to fund notional investments in Holding Units or a company-sponsored money market fund, to be awarded for the benefit of certain individuals who were stockholders or principals of Bernstein or who were hired to replace them. The awards vest ratably over three years and are amortized as employee compensation expense over the vesting period. Awards are payable to participants when fully vested, but participants may elect to defer receipt of vested awards to future dates. The amounts charged to employee compensation and benefits expense for the years ended December 31, 2006, 2005, and 2004 were $3.6 million, $29.1 million, and $61.3 million, respectively.

We maintain an unfunded, non-qualified deferred compensation plan known as the Amended and Restated AllianceBernstein Partners Compensation Plan (the “Partners Plan”) under which annual awards may be granted to eligible employees.

•	Awards made in 1995 vested ratably over three years; awards made from 1996 through 1998 generally vested ratably over eight years.

•	Until distributed, liability for the 1995 through 1998 awards increased or decreased through December 31, 2005 based on our earnings growth rate.

•
Prior to January 1, 2006, payment of vested 1995 through 1998 benefits was generally made in cash over a five-year period commencing at retirement or termination of employment although, under certain circumstances, partial lump sum payments were made.

•
Effective January 1, 2006, participant accounts were converted to notional investments in Holding Units or a money market fund, or a combination of both, at the election of the participant, in lieu of being subject to the earnings-based calculation. Each participant elected a distribution date, which could be no earlier than January 2007. Holding issued 834,864 Holding Units in January 2006 in connection with this conversion, with a market value on that date of approximately $47.2 million.

•	Awards made for 1999 and 2000 are notionally invested in Holding Units.

•	A subsidiary of AllianceBernstein purchases Holding Units to fund the related benefits.

•	The vesting periods for 1999 and 2000 awards range from eight years to immediate depending on the age of the participant.

•
For 2001, participants were required to allocate at least 50% of their awards to notional investments in Holding Units and could allocate the remainder to notional investments in certain of our investment services.

•	For 2002 awards, participants may elect to allocate their awards in a combination of notional investments in Holding Units and notional investments in certain of our investment services.

•
Beginning with 2003 awards, participants may elect to allocate their awards in a combination of notional investments in Holding Units (up to 50%) and notional investments in certain of our investment services.

•
Beginning with 2006 awards, selected senior officers may elect to allocate up to a specified portion of their awards to investments in options to buy Holding Units (“Special Program”); the firm matches this allocation on a two-for-one basis (for additional information about the Special Program, see Note 16).

Beginning with 2001 awards, vesting periods range from four years to immediate depending on the age of the participant. Upon vesting, awards are distributed to participants unless a voluntary election to defer receipt has been made. Quarterly cash distributions on unvested Holding Units for which a deferral election has not been made are paid currently to participants. Quarterly cash distributions on vested and unvested Holding Units for which a deferral election has been made and income earned on notional investments in company-sponsored mutual funds are reinvested and distributed as elected by participants.

The Partners Plan may be terminated at any time without cause, in which case our liability would be limited to vested benefits. We made awards in 2006, 2005, and 2004 aggregating $238.5 million, $202.0 million, and $181.8 million, respectively. In January 2007, $9.8 million of the 2006 award was allocated to options to buy Holding Units (see Note 16). The amounts charged to employee compensation and benefits expense for the years ended December 31, 2006, 2005, and 2004 were $191.9 million, $133.1 million, and $75.8 million, respectively.

During 2003, we established the AllianceBernstein Commission Substitution Plan (“Commission Substitution”), an unfunded, non-qualified incentive plan. Employees whose principal duties are to sell or market the products or services of AllianceBernstein and whose compensation is entirely or mostly commission-based are eligible for an award under this plan. Participants designate the percentage of their awards to be allocated to notional investments in Holding Units or notional investments in certain of our investment services. Awards vest ratably over a three-year period and are amortized as employee compensation expense. We made awards totaling $40.1 million in 2006, $31.8 million in 2005, and $29.6 million in 2004. The amounts charged to employee compensation and benefits expense for the years ended December 31, 2006, 2005, and 2004 were $27.0 million, $15.8 million, and $6.3 million, respectively.

Effective August 1, 2005, we established the AllianceBernstein Financial Advisor Wealth Accumulation Plan (“Wealth Accumulation Plan”), an unfunded, non-qualified deferred compensation plan. The Wealth Accumulation Plan was established in order to create a compensation program to attract and retain eligible employees expected to make significant contributions to the future growth and success of Bernstein Global Wealth Management, a unit of AllianceBernstein. Participants designate the percentage of their awards to be notionally invested in Holding Units or certain of our investment services. No more than 50% of the award may be notionally invested in Holding Units. All awards vest annually on a pro rata basis over the term of the award. We made awards totaling $14.5 million and $14.1 million in 2006 and 2005, respectively. The amount charged to employee compensation and benefits expense for the years ended December 31, 2006 and 2005 were $4.2 million and $0.5 million.

In accordance with the terms of the employment agreement between Mr. Sanders, Chairman and CEO, and AllianceBernstein dated October 26, 2006 (and the terms of Mr. Sanders’s prior employment agreement), Mr. Sanders is entitled to receive a deferred compensation award of not less than 1% of AllianceBernstein’s consolidated operating income before incentive compensation for each calendar year during the employment term, beginning with 2004. Mr. Sanders must notionally invest his awards among certain of our investment services. The 2004 award of $12.0 million vests 40% in December 2005, 40% in December 2006, and 20% in June 2007. The 2005 award of $14.8 million vests 67% in December 2006 and 33% in June 2007. The 2006 award of $19.0 million vests 65% in December 2007 and 35% in December 2008. The amounts charged to employee compensation and benefits expense for the years ended December 31, 2006 and 2005 were $15.0 million and $4.8 million, respectively.

16.	Compensatory Unit Award and Option Plans

In 1988, we established an employee unit option plan (the “Unit Option Plan”), under which options to buy Holding Units were granted to certain key employees. Options were granted for terms of up to 10 years and each option has an exercise price of not less than the fair market value of Holding Units on the date of grant. Options are exercisable at a rate of 20% of the Holding Units subject to such options on each of the first five anniversary dates of the date of grant. No options have been granted under the Unit Option Plan since it expired in 1999.

In 1993, we established the 1993 Unit Option Plan (“1993 Plan”), under which options to buy Holding Units were granted to key employees and independent directors of the General Partner for terms of up to 10 years. Each option has an exercise price of not less than the fair market value of Holding Units on the date of grant. Options are exercisable at a rate of 20% of the Holding Units subject to such options on each of the first five anniversary dates of the date of grant. No options or other awards have been granted under the 1993 Plan since it expired in 2003.

In 1997, we established the 1997 Long Term Incentive Plan (“1997 Plan”), under which options to buy Holding Units, restricted Holding Units and phantom restricted Holding Units, performance awards, and other Holding Unit-based awards may be granted to key employees and independent directors of the General Partner for terms established at the time of grant (generally 10 years). Options granted to employees are generally exercisable at a rate of 20% of the Holding Units subject to such options on each of the first five anniversary dates of the date of grant; options granted to independent directors are generally exercisable at a rate of 33.3% of the Holding Units subject to such options on each of the first three anniversary dates of the date of grant. The aggregate number of Holding Units that can be the subject of options granted or that can be awarded under the 1997 Plan may not exceed 41,000,000 Holding Units. As of December 31, 2006, options to buy 10,796,116 Holding Units, net of forfeitures, had been granted and 1,035,237 Holding Units, net of forfeitures, were subject to other unit awards made under the 1997 Plan (as described below). Holding Unit-based awards (including options) in respect of 29,168,647 Holding Units were available for grant as of December 31, 2006.

During 2006, 2005, and 2004, options to buy 9,712, 17,604, and 40,000 Holding Units, respectively, were granted to independent directors of the General Partner under the 1997 Plan; no options were granted to employees. The weighted average fair value of options to buy Holding Units granted during 2006, 2005, and 2004 was $12.35, $7.04, and $8.00, respectively, on the date of grant, determined using the Black-Scholes option valuation model with the following assumptions:

	2006	2005	2004

Risk-free interest rate	4.9%	3.7%	4.0%
Expected cash distribution yield	6.0%	6.2%	3.5%
Historical volatility factor	31.0%	31.0%	32.0%
Expected term	6.5 years	3 years	5 years

The following table summarizes the activity in options under our various option plans:

	Holding Units	Weighted Average Exercise Price Per Holding Unit

Outstanding as of December 31, 2003	13,793,100	$35.55
Granted	40,000	33.00
Exercised	(2,468,380)	18.43
Forfeited	(1,795,300)	46.96
Outstanding as of December 31, 2004	9,569,420	37.82
Granted	17,604	45.45
Exercised	(1,712,520)	24.13
Forfeited	(424,300)	47.10
Outstanding as of December 31, 2005	7,450,204	40.45
Granted	9,712	65.02
Exercised	(2,567,017)	38.40
Forfeited	(73,800)	38.19
Outstanding as of December 31, 2006	4,819,099	41.62

Exercisable as of December 31, 2004	7,161,820
Exercisable as of December 31, 2005	6,366,700
Exercisable as of December 31, 2006	4,437,351

The total intrinsic value of options exercised during 2006, 2005, and 2004 was $79.0 million, $40.6 million, and $46.0 million, respectively.

The following table summarizes information concerning outstanding and exercisable options as of December 31, 2006:

			Options Outstanding			Options Exercisable
Range of Exercise Prices:			Number Outstanding as of 12/31/06	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable as of 12/31/06	Weighted Average Exercise Price
$18.47	-	$25.63	202,000	1.00	$18.75	202,000	$18.75
25.65	-	30.25	711,550	2.58	28.74	709,550	28.74
32.52	-	48.50	1,875,537	5.27	37.86	1,506,501	38.87
50.15	-	50.56	1,116,800	4.92	50.25	1,115,800	50.25
51.10	-	65.02	913,212	4.02	53.90	903,500	53.78
$18.47	-	$65.02	4,819,099	4.37	41.62	4,437,351	42.24

The total intrinsic value of options outstanding and exercisable as of December 31, 2006 was $186.9 million and $169.3 million, respectively.

The following table summarizes activity of unvested options during the year ended December 31, 2006:

	Holding Units	Weighted Average Exercise Price Per Holding Unit

Unvested as of January 1, 2006	1,083,504	$38.47
Granted	9,712	65.02
Vested	(637,668)	41.26
Forfeited	(73,800)	38.19
Unvested as of December 31, 2006	381,748	34.53

The total fair value of options vested during 2006 was $26.3 million.

Under the fair value method, compensation expense is measured at the grant date based on the estimated fair value of the options awarded (determined using the Black-Scholes option valuation model) and is recognized over the vesting period. We recorded compensation expense relating to the option plans of $2.7 million, $2.2 million, and $2.4 million, respectively, for the years ended December 31, 2006, 2005, and 2004. As of December 31, 2006, there was $1.7 million of compensation cost related to unvested share-based compensation arrangements granted under the option plans for unvested awards not yet recognized. That cost is expected to be recognized over a weighted average period of one year.

On January 26, 2007, the Compensation Committee of the Board approved the Special Option Program, under which selected senior officers voluntarily allocate a specified portion of their Partners Plan award to options to buy Holding Units and the company matches this allocation on a two-for-one basis. Also on January 26, 2007, the Compensation Committee granted two separate awards of options to buy Holding Units to 67 participants. The exercise price for both awards is $90.65, the closing price of Holding Units on the grant date. The first grant, with a fair value of $17.69 per option, awarded options to buy 555,985 Holding Units, vesting in equal increments on each of the first five anniversaries of the grant date and expiring in 10 years. The second grant, with a fair value of $17.67 per option, awarded options to buy 1,113,220 Holding Units, vesting in equal annual increments on each of the sixth through tenth anniversaries of the grant date and expiring in 11 years.

Other Unit Awards

Restricted Units

In 2006 and 2005, restricted Holding Units (“Restricted Units”) were awarded to the independent directors of the General Partner. The Restricted Units give the directors, in most instances, all the rights of other Holding Unitholders subject to such restrictions on transfer as the Board may impose. We awarded 1,848 and 2,644 Restricted Units in 2006 and 2005, respectively, with grant date market values of $65.02 and $45.45 per Holding Unit, respectively. All of the Restricted Units vest on the third anniversary of grant date or immediately upon a director’s resignation. We fully expensed these awards on the grant date.  As of December 31, 2006, 3,170 Restricted Units, net of distributions made upon retirement of two directors, were outstanding. We recorded compensation expense of $164,000 and $48,000 in 2006 and 2005, respectively, related to Restricted Units.

Century Club Plan

In 1993, we established the Century Club Plan, under which employees of AllianceBernstein whose primary responsibilities are to assist in the distribution of company-sponsored mutual funds and who meet certain sales targets, are eligible to receive an award of Holding Units. Awards vest ratably over three years and are amortized as employee compensation expense. In 2006, awards totaling 36,020 Holding Units with a market value on the date of award of $63.82 per Holding Unit were granted, and 2,605 previously awarded Holding Units were forfeited. In 2005, awards totaling 33,800 Holding Units with a market value on the date of award of $46.60 per Holding Unit were granted, and 4,493 previously awarded Holding Units were forfeited.

The following table summarizes the activity of unvested Century Club units during 2006:

Holding Units

Unvested as of January 1, 2006	53,250
Granted	36,020
Vested	(25,973)
Forfeited	(2,605)
Unvested as of December 31, 2006	60,692

We recorded compensation expense relating to the Century Club Plan of $1.5 million, $1.1 million, and $1.0 million, respectively, for the years ended December 31, 2006, 2005, and 2004. As of December 31, 2006, there was $2.1 million of compensation cost related to unvested share-based compensation arrangements granted under the Century Club Plan not yet recognized. That cost is expected to be recognized over a weighted average period of 1.6 years.

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

Income tax expense is comprised of:

	Years Ended December 31,
	2006	2005	2004
	(in thousands)

Partnership UBT	$23,696	$16,365	$14,240
Corporate subsidiaries:
Federal	4,901	7,100	3,687
State and local	374	1,236	479
Foreign	41,061	35,676	18,572
Current tax expense	70,032	60,377	36,978
Deferred tax expense	5,013	4,194	2,954
Income tax expense	$75,045	$64,571	$39,932

The principal reasons for the difference between the effective tax rates and the UBT statutory tax rate of 4.0% are as follows:

	Years Ended December 31,
	2006		2005		2004
	(in thousands)

UBT statutory rate	$47,346	4.0%	$37,315	4.0%	$29,803	4.0%
Corporate subsidiaries’ federal, state, local, and foreign income taxes	40,708	3.4	37,114	3.9	20,648	2.8
Other non-deductible and permanent items, primarily income not taxable resulting from use of UBT business apportionment factors	(13,009)	(1.1)	(9,858)	(1.0)	(10,519)	(1.4)
Income tax expense and effective tax rate	$75,045	6.3	$64,571	6.9	$39,932	5.4

Under Statement of Financial Accounting Standards No. 109 (“SFAS No. 109”), “Accounting for Income Taxes”, deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The tax effect of significant items comprising the net deferred tax (liability) asset is as follows:

	December 31,
	2006	2005
	(in thousands)
Deferred tax asset:
Differences between book and tax basis:
Deferred compensation plans	$9,768	$9,850
Intangible assets	512	631
Charge for mutual fund matters, legal proceedings, and claims processing contingency	5,612	4,900
Other, primarily revenues taxed upon receipt and accrued expenses deductible when paid	2,452	827
	18,344	16,208
Valuation allowance	(1,761)	(2,113)
Deferred tax asset, net of valuation allowance	16,583	14,095
Deferred tax liability:
Differences between book and tax basis:
Furniture, equipment and leasehold improvements	848	142
Investment partnerships	3,136	573
Intangible assets	12,427	10,288
Translation adjustment	2,106	—
Other, primarily undistributed earnings of certain foreign subsidiaries	2,686	1,920
	21,203	12,923
Net deferred tax (liability) asset	$(4,620)	$1,172

The valuation allowance primarily relates to uncertainties on the deductibility of certain compensation items. The deferred tax asset, net of valuation allowance, is included in other assets. Management has determined that realization of the deferred tax asset is more likely than not based on anticipated future taxable income.

The company provides income taxes on the undistributed earnings of non-U.S. corporate subsidiaries except to the extent that such earnings are permanently invested outside the United States. As of December 31, 2006, $159.0 million of accumulated undistributed earnings of non-U.S. corporate subsidiaries were permanently invested. At the existing federal income tax rate, additional taxes of approximately $4.7 million would need to be provided if such earnings were remitted.

On October 22, 2004, the American Jobs Creation Act of 2004 (“Act”) was signed into law. The Act contained a one-time foreign dividend repatriation provision, which provided for a special deduction with respect to certain qualifying dividends from foreign subsidiaries until December 31, 2005. In December 2005, our foreign subsidiaries distributed $42.7 million of previously unremitted earnings which qualified for the special deduction under the Act. The company incurred income taxes of less than $0.5 million as a result of these distributions.

In order to preserve AllianceBernstein’s status as a private partnership for federal income tax purposes, AllianceBernstein Units must not be considered publicly traded. The AllianceBernstein Partnership Agreement provides that all transfers of AllianceBernstein Units must be approved by AXA Equitable and the General Partner; AXA Equitable and the General Partner approve only those transfers permitted pursuant to one or more of the safe harbors contained in relevant treasury regulations. If such units were considered readily tradable, AllianceBernstein’s net income would be subject to federal and state corporate income tax. Furthermore, should AllianceBernstein enter into a substantial new line of business, Holding, by virtue of its ownership of AllianceBernstein, would lose its status as a grandfathered publicly traded partnership and would become subject to corporate income tax which would reduce materially Holding’s net income and its quarterly distributions to Holding Unitholders.

Effective January 1, 2007, we will adopt the provisions in FIN 48. See Note 22.

18.	Business Segment Information

We adopted Statement of Financial Accounting Standards No. 131 (“SFAS No. 131”), “Disclosures about Segments of an Enterprise and Related Information”, in 1999. SFAS No. 131 establishes standards for reporting information about operating segments in annual and interim financial statements. It also establishes standards for disclosures about products and services, geographic areas and major customers. Generally, financial information is required to be reported consistent with the basis used by management to allocate resources and assess performance.

Management has assessed the requirements of SFAS No. 131 and determined that, because we utilize a consolidated approach to assess performance and allocate resources, we have only one operating segment. Enterprise-wide disclosures as of, and for the years ended, December 31, 2006, 2005, and 2004 were as follows:

Services

Net revenues derived from our various research, investment management and related services were as follows:

	Years Ended December 31,
	2006	2005	2004
	(in millions)

Institutional investments	$1,222	$895	$728
Retail	1,304	1,189	1,289
Private client	883	673	543
Institutional research services	375	353	420
Other	354	199	108
Total revenues	4,138	3,309	3,088
Less: Interest expense	188	96	33
Net revenues	$3,950	$3,213	$3,055

Geographic Information

Net revenues and long-lived assets, related to our U.S. and international operations, as of and for the years ended December 31, were:

	2006	2005	2004
	(in millions)
Net revenues:
United States	$2,733	$2,376	$2,398
International	1,217	837	657
Total	$3,950	$3,213	$3,055
Long-lived assets:
United States	$3,619	$3,597	$3,649
International	42	18	24
Total	$3,661	$3,615	$3,673

Major Customers

Our mutual funds are distributed to individual investors through broker-dealers, insurance sales representatives, banks, registered investment advisers, financial planners and other financial intermediaries. AXA Advisors, LLC (“AXA Advisors”), a wholly-owned subsidiary of AXA Financial that uses members of the AXA Equitable insurance agency sales force as its registered representatives, has entered into a selected dealer agreement with AllianceBernstein Investments and has been responsible for 2%, 3%, and 4% of our open-end mutual fund sales in 2006, 2005, and 2004, respectively. Subsidiaries of Merrill Lynch & Co., Inc. (“Merrill Lynch”) were responsible for approximately 6%, 5%, and 6% of our open-end mutual fund sales in 2006, 2005, and 2004, respectively. Citigroup, Inc. and its subsidiaries (“Citigroup”), was responsible for approximately 5%, 5%, and 7% of our open-end mutual fund sales in 2006, 2005, and 2004, respectively. AXA Advisors, Merrill Lynch and Citigroup are under no obligation to sell a specific amount of shares of our mutual funds, and each also sells shares of mutual funds that it sponsors and that are sponsored by unaffiliated organizations (in the case of Merrill Lynch and Citigroup).

AXA and the general and separate accounts of AXA Equitable (including investments by the separate accounts of AXA Equitable in the funding vehicle EQ Advisors Trust) accounted for approximately 5% of total revenues for each of the years ended December 31, 2006, 2005, and 2004. No single institutional client other than AXA and its subsidiaries accounted for more than 1% of total revenues for the years ended December 31, 2006, 2005, and 2004, respectively.

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

	Years Ended December 31,
	2006	2005	2004
	(in thousands)

Investment advisory and services fees	$840,453	$728,492	$744,663
Distribution revenues	421,045	397,800	447,283
Shareholder servicing fees	97,236	99,358	115,979
Other revenues	6,917	8,014	8,770
Institutional research services	1,414	3,496	5,244

AXA and its Subsidiaries

We provide investment management and certain administration services to AXA and its subsidiaries. In addition, AXA and its subsidiaries distribute our mutual funds, for which they receive commissions and distribution payments. Sales of our mutual funds through AXA and its subsidiaries, excluding cash management products, aggregated approximately $0.5 billion, $0.5 billion, $0.4 billion, for the years ended December 31, 2006, 2005, and 2004, respectively. Also, we are covered by various insurance policies maintained by AXA subsidiaries and we pay fees for other services and technology provided by AXA and its subsidiaries that are included in General and Administrative expenses. Aggregate amounts included in the consolidated financial statements for transactions with AXA and its subsidiaries are as follows:

	Years Ended December 31,
	2006	2005	2004
	(in thousands)

Revenues:
Investment advisory and services fees	$184,122	$168,124	$156,352
Institutional research services	520	2,051	4,163
Other revenues	736	734	3,231
	$185,378	$170,909	$163,746
Expenses:
Commissions and distribution payments to financial intermediaries	$5,708	$5,500	$6,325
Other promotion and servicing	772	858	843
General and administrative	9,533	6,665	8,916
	$16,013	$13,023	$16,084
Balance Sheet:
Institutional investment advisory and services fees receivable	$7,330	$7,182	$6,532
Other due (to) from AXA and its subsidiaries	(965)	1,362	(1,405)
	$6,365	$8,544	$5,127

During 2001, AllianceBernstein and AXA Asia Pacific Holdings Limited (“AXA Asia Pacific”) established two investment management companies and we include their financial results in our consolidated results of operations. Investment advisory and services fees earned by these companies were approximately $61.1 million, $44.6 million, and $33.3 million for the years ended December 31, 2006, 2005, and 2004, respectively, of which approximately $21.3 million, $19.9 million, and $17.6 million, respectively, were from AXA affiliates and are included in the table above. Minority interest recorded for these companies was $8.8 million, $5.9 million, and $3.7 million, for the years ended December 31, 2006, 2005, and 2004, respectively.

During the fourth quarter of 2006, AllianceBernstein Venture Fund I, L.P. was established as an investment vehicle to achieve long-term capital appreciation through equity and equity-related investments, acquired in private transactions, in early stage growth companies. One of our subsidiaries is the general partner of the fund and, as a result, the fund is included in our consolidated financial statements, with approximately $34 million of investments on the consolidated statement of financial condition as of December 31, 2006. AXA Equitable holds a 10% limited partnership interest in this fund.

Other Related Parties

The consolidated statements of financial condition include a net receivable from Holding and a net receivable or payable to our unconsolidated joint ventures as a result of cash transactions for fees and expense reimbursements. The net balances included in the consolidated statements of financial condition as of December 31, 2006, 2005, and 2004 are as follows:

	December 31,
	2006	2005	2004
	(in thousands)

Due from Holding, net	$7,149	$7,197	$7,664

Due from (to) unconsolidated joint ventures, net	$376	$(2,678)	$(1,287)

20.	Acquisition

On May 2, 2006, we purchased the 50% interest in our Hong Kong joint venture (including its wholly-owned Taiwanese subsidiary) owned by our joint venture partner for $16.1 million in cash. The effect of this acquisition was not material to our consolidated financial condition, results of operations or cash flows.

21.	Dispositions

Cash Management Services

In June 2005, AllianceBernstein and Federated Investors, Inc. (“Federated”) completed a transaction pursuant to which Federated acquired our cash management services. In the transaction, $19.3 billion in assets under management from 22 of our third-party distributed money market funds were transitioned into Federated money market funds.

The total sales price (much of which is contingent) is estimated to be approximately $95.0 million, which is composed of three parts: (1) an initial cash payment of $25.0 million which was received in the second quarter of 2005, (2) annual contingent purchase price payments payable over a five-year period ending 2010, which we estimate will total $60.0 million, and (3) a final contingent $10.0 million payment, which is based on comparing revenues generated by applicable assets during the fifth year following the closing of the transaction to the revenues generated by those assets during a specified period prior to the closing of the transaction.

The annual contingent purchase price payments are calculated as a percentage of revenues, less certain expenses, directly attributed to these assets and certain other assets of our former cash management clients transferred to Federated. Income is accrued as earned. The contingent payments received from Federated in the five years following the closing of the transaction are expected to largely offset the loss of operating income that would have been earned for managing the cash in money market fund customer accounts. As a result, this transaction is not expected to have a material impact on future results of operations, cash flow or liquidity during that period.

During 2005, we recorded a $19.4 million pre-tax gain as non-operating income, net of transaction expenses and a “clawback” provision that would have required us to pay Federated up to $7.5 million if average daily transferred assets for the six-month period ended June 29, 2006 had fallen below a certain percentage of initial assets transferred at closing. We were not required to make a payment under the clawback provision and, accordingly, we recognized a gain of $7.5 million during the second quarter of 2006. In addition, we earned contingent purchase price payments of $12.8 million during 2006.

Indian Mutual Funds

In the third quarter of 2005, Alliance Capital Asset Management (India) Pvt. Ltd., 75% owned by AllianceBernstein, whose principal activity was to sponsor and serve as the investment advisor to AllianceBernstein mutual funds in India, transferred those mutual funds and its rights to manage those mutual funds to Birla Sun Life. During 2005, we recorded a pre-tax gain of $8.1 million from this transaction, net of related expenses, as non-operating income.

South African Joint Venture

AllianceBernstein completed a transaction on December 31, 2005 pursuant to which Investec Asset Management (Proprietary) Ltd. acquired AllianceBernstein’s interest in Alliance Capital Management (Proprietary) Ltd., the firm’s South African domestic investment management subsidiary, including Alliance Capital Management (Proprietary) Namibia Ltd, its wholly-owned Namibian subsidiary.

In the fourth quarter of 2005, we recorded a pre-tax gain of $7.0 million as non-operating income consisting of $8.9 million of cash proceeds, offset by $0.3 million of transaction charges and $1.6 million of payments to former minority shareholders.

22.	Accounting Pronouncements

During 2006, we adopted SFAS No. 123-R, “Accounting for Stock-Based Compensation”, and SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”. See Notes 2 and 16 for a discussion of the adoption of SFAS 123-R and Note 14 for a discussion of the adoption of SFAS 158.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN No. 48”), “Accounting for Uncertainty in Income Taxes”, an interpretation of SFAS No. 109. FIN No. 48 requires that the effects of a tax position be recognized in the financial statements only if, as of the reporting date, it is “more likely than not” to be sustained based solely on its technical merits. In making this assessment, a company must assume that the taxing authority will examine the tax position and have full knowledge of all relevant information. FIN No. 48 became effective on January 1, 2007. We currently estimate that the implementation of FIN No. 48 will not have a material impact on our results of operations, liability for income taxes, or partners’ capital in 2007.

23.	Quarterly Financial Data (Unaudited)

	Quarters Ended 2006
	December 31	September 30	June 30	March 31
	(in thousands, except per unit amounts)

Net revenues	$1,186,698	$934,711	$933,330	$895,668
Net income	$366,952	$252,974	$261,102	$227,573
Basic net income per unit(1)	$1.40	$0.97	$1.00	$0.88
Diluted net income per unit(1)	$1.39	$0.96	$0.99	$0.87
Cash distributions per unit(2)	$1.60	$0.96	$0.99	$0.87

	Quarters Ended 2005
	December 31	September 30	June 30	March 31
	(in thousands, except per unit amounts)

Net revenues	$910,586	$795,332	$756,258	$750,549
Net income	$289,886	$211,928	$197,997	$168,507
Basic net income per unit(1)	$1.12	$0.82	$0.77	$0.66
Diluted net income per unit(1)	$1.12	$0.82	$0.76	$0.65
Cash distributions per unit(2)	$1.12	$0.82	$0.76	$0.63
____________
(1)
Basic and diluted net income per unit are computed independently for each of the periods presented. Accordingly,   the sum of the quarterly net income per unit amounts may not agree to the total for the year.

(2)	Declared and paid during the following quarter.

Report of Independent Registered Public Accounting Firm

To the General Partner and Unitholders
AllianceBernstein L.P.:

We have completed an integrated audit of AllianceBernstein L.P.’s 2006 consolidated financial statements and of its internal control over financial reporting as of December 31, 2006 in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audit, are presented below.

Consolidated financial statements

In our opinion, the accompanying consolidated statement of financial condition and the related consolidated statements of income, changes in partners' capital and comprehensive income and cash flows present fairly, in all material respects, the financial position of AllianceBernstein L.P. (“AllianceBernstein”) and its subsidiaries at December 31, 2006 and for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of AllianceBernstein’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that AllianceBernstein maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, AllianceBernstein, maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the COSO. AllianceBernstein's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of AllianceBernstein's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
New York, New York
February 27, 2007

Report of Independent Registered Public Accounting Firm

The General Partner and Unitholders
AllianceBernstein L.P.:

We have audited the accompanying consolidated statement of financial condition of AllianceBernstein L.P. and subsidiaries (“AllianceBernstein”), formerly Alliance Capital Management L.P., as of December 31, 2005, and the related consolidated statements of income, changes in partners’ capital and comprehensive income and cash flows for each of the years in the two-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the management of the General Partner. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AllianceBernstein as of December 31, 2005, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
New York, New York
February 24, 2006

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

As we disclosed in a Form 8-K filed on March 13, 2006, on March 8, 2006, the Audit Committee (“Audit Committee”) of the Board engaged PricewaterhouseCoopers LLP (“PwC”) as the independent registered public accountant to audit the financial statements of Holding and the consolidated financial statements of AllianceBernstein for the year ending December 31, 2006 (collectively, “Financial Statements”). The Committee engaged PwC in order to facilitate the audit of the consolidated financial statements of AXA Group, which includes the consolidated financial statements of AllianceBernstein. (PwC is the independent registered public accountant that audits AXA Group’s consolidated financial statements.) The Audit Committee reached the decision after considering the facts and circumstances that the Audit Committee considered pertinent, including PwC’s professional qualifications, PwC’s independence from the Partnerships, and the amount of fees estimated by PwC to be charged for the audits of the Financial Statements. The Audit Committee concluded that the engagement of PwC is in the best interests of the Partnerships and their respective unitholders. Accordingly, on March 8, 2006, the Committee dismissed KPMG LLP as the independent registered public accountant of the Partnerships.

Neither AllianceBernstein nor Holding had any disagreements with accountants in respect of accounting or financial disclosure.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Each of Holding and AllianceBernstein maintains a system of disclosure controls and procedures that is designed to ensure information required to be disclosed in our reports under the Exchange Act is (i) recorded, processed, summarized and reported in a timely manner, and (ii) accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to permit timely decisions regarding our disclosure.

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

Internal control over financial reporting is a process designed by, or under the supervision of, a company’s principal executive officer and principal financial officers, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles (“GAAP”) and includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

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

Management assessed the effectiveness of each of Holding’s and AllianceBernstein’s internal control over financial reporting as of December 31, 2006. In making its assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (“COSO criteria”). Management did not identify any material weakness in either Holding’s or AllianceBernstein’s internal control over financial reporting.

Based on its assessment, management believes that, as of December 31, 2006, each of Holding and AllianceBernstein maintained effective internal control over financial reporting based on the COSO criteria.

PricewaterhouseCoopers LLP, the registered public accounting firm that audited the 2006 financial statements included in this Form 10-K, has issued an attestation report on management’s assessment of each of Holding’s and AllianceBernstein’s internal control over financial reporting. These reports can be found in Item 8.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the fourth quarter of 2006 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We believe that the documentation, testing, and remediation of internal controls that we undertook to make the assessment above has served generally to strengthen such internal control.

Item 9B.	Other Information

Both AllianceBernstein and Holding reported all information required to be disclosed on Form 8-K during the fourth quarter of 2006.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

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

The General Partner is reimbursed by AllianceBernstein for all expenses it incurs in carrying out its activities as general partner of the Partnerships, including compensation paid by the General Partner to its directors and officers (to the extent such persons are not compensated directly as employees of AllianceBernstein) and the cost of directors and officers liability insurance obtained by the General Partner. In 2006, the General Partner was reimbursed only for directors and officers/errors and omissions liability insurance premiums.

Directors and Executive Officers

The directors and executive officers of the General Partner are as follows (officers of the General Partner may also serve as officers of AllianceBernstein and Holding):

Name	Age	Position
Lewis A. Sanders	60	Chairman of the Board and Chief Executive Officer
Dominique Carrel-Billiard	40	Director
Henri de Castries	52	Director
Christopher M. Condron	59	Director
Denis Duverne	53	Director
Peter Etzenbach	39	Director
Weston M. Hicks	50	Director
Gerald M. Lieberman	60	Director, President and Chief Operating Officer
Lorie A. Slutsky	54	Director
A.W. (Pete) Smith, Jr.	63	Director
Peter J. Tobin	62	Director
Lawrence H. Cohen	45	Executive Vice President
Laurence E. Cranch	60	Executive Vice President and General Counsel
Edward J. Farrell	46	Senior Vice President and Controller
Sharon E. Fay	46	Executive Vice President
Marilyn G. Fedak	60	Executive Vice President
James A. Gingrich	48	Executive Vice President
Mark R. Gordon	53	Executive Vice President
Thomas S. Hexner	50	Executive Vice President
Robert H. Joseph, Jr.	59	Senior Vice President and Chief Financial Officer
Mark R. Manley	44	Senior Vice President, Deputy General Counsel and Chief Compliance Officer
Seth J. Masters	47	Executive Vice President
Marc O. Mayer	49	Executive Vice President
Douglas J. Peebles	41	Executive Vice President
Jeffrey S. Phlegar	40	Executive Vice President
James G. Reilly	45	Executive Vice President
Paul C. Rissman	50	Executive Vice President
Lisa A. Shalett	43	Executive Vice President
David A. Steyn	47	Executive Vice President
Christopher M. Toub	47	Executive Vice President

Biographies

Mr. Sanders was elected Chairman of the Board of the General Partner effective January 1, 2005 and Chief Executive Officer of AllianceBernstein effective July 1, 2003. Before taking on his current roles, he served as Vice Chairman and Chief Investment Officer since the Bernstein Transaction in 2000. Prior to the Bernstein Transaction, Mr. Sanders had served as Chairman and Chief Executive Officer of Bernstein since 1992; he began his career with Bernstein in 1968 as a research analyst. Mr. Sanders is the Chairman and Chief Executive Officer of SCB Inc.

Mr. Carrel-Billiard was elected a Director of the General Partner in July 2004. He has been Chief Executive Officer of AXA Investment Managers since June 30, 2006. Mr. Carrel-Billiard joined AXA in May 2004 as the Senior Vice President-Business Support and Development in charge of AXA Financial, asset management and reinsurance. Prior to joining AXA, Mr. Carrel-Billiard was a Partner of McKinsey and Company where he specialized in the financial services industry. During the 12 years he spent at McKinsey, Mr. Carrel-Billiard worked on a broad array of topics (including insurance, asset gathering and management, and corporate and investment banking) for the top management of international banks, insurance companies, including AXA, and other financial services groups. Mr. Carrel-Billiard also led the European Retail Savings and Life Insurance practice, with focus on distribution issues for asset gathering products to retail investors. AXA and AXA Financial are parents of AllianceBernstein. AXA Financial and AXA Investment Managers are subsidiaries of AXA.

Mr. de Castries was elected a Director of the General Partner in October 1993. Since May 3, 2000, he has been Chairman of the Management Board of AXA. Prior thereto, he served AXA in various capacities, including Vice Chairman of the Management Board; Senior Executive Vice President-Financial Services and Life Insurance Activities in the United States, Germany, the United Kingdom, and Benelux from 1996 to 2000; Executive Vice President-Financial Services and Life Insurance Activities from 1993 to 1996; General Secretary from 1991 to 1993; and Central Director of Finances from 1989 to 1991. He is also a director or officer of AXA Financial, AXA Equitable, and various other subsidiaries and affiliates of the AXA Group. Mr. de Castries was elected Vice Chairman of AXA Financial on February 14, 1996 and was elected Chairman of AXA Financial, effective April 1, 1998.

Mr. Condron was elected a Director of the General Partner in May 2001. He has been Director, President and Chief Executive Officer of AXA Financial since May 2001. He is Chairman of the Board and Chief Executive Officer of AXA Equitable and a member of the AXA Group Management Board. In addition, Mr. Condron is Chairman of the Board, President and Chief Executive Officer of MONY Life Insurance Company, which AXA Financial acquired in July 2004. Prior to joining AXA Financial, Mr. Condron served as both President and Chief Operating Officer of Mellon Financial Corporation (“Mellon”), from 1999, and as Chairman and Chief Executive Officer of The Dreyfus Corporation, a subsidiary of Mellon, from 1995. Mr. Condron is a member of the Board of Directors of KBW, Inc., a full-service investment bank and broker-dealer. He also serves as Chairman of KBW’s compensation committee and as a member of its audit committee and its corporate governance and nominating committee.

Mr. Duverne was elected a Director of the General Partner in February 1996. He has been Chief Financial Officer of AXA since May 2003 and, from January 2000 to May 2003, served as Group Executive Vice President-Finance, Control and Strategy. Mr. Duverne joined AXA as Senior Vice President in 1995. He is a Director of AXA Financial, AXA Equitable, and various other subsidiaries and affiliates of the AXA Group.

Mr. Etzenbach was elected a Director of the General Partner in May 2006. He is Senior Vice President-Business Support and Development of AXA in charge of AXA Equitable, asset management, and reinsurance. He joined the AXA Group in 2005 as a lead strategic auditor in the AXA Group Audit Department. Prior to joining AXA, Mr. Etzenbach was an Executive Director of Goldman Sachs in investment banking and equity capital markets. During the 13 years he spent at Goldman Sachs, Mr. Etzenbach held various management roles, including Business Unit Manager for the European Investment Banking Division (2001 to 2002) and Chief Operating Officer for the Sovereign Effort, a position which reported to the Vice Chairman of Goldman Sachs International (2004).

Mr. Hicks was elected a Director of the General Partner in July 2005. He has been a Director and the President and chief executive officer of Alleghany Corporation (“Alleghany”), an insurance and diversified financial services holding company since December 2004 and was Executive Vice President of Alleghany from October 2002 until December 2004. From March 2001 through October 2002, Mr. Hicks was Executive Vice President and Chief Financial Officer of The Chubb Corporation and from March 1999 through March 2001, he was a Managing Director of J.P. Morgan Securities.

Mr. Lieberman was elected a Director of the General Partner and the Chief Operating Officer of AllianceBernstein in November 2003 and was elected President of AllianceBernstein in November 2004, when he was also elected a member of AXA’s Executive Committee. Mr. Lieberman joined AllianceBernstein in October 2000 and served as Executive Vice President - Finance and Operations of AllianceBernstein from November 2000 to November 2003. Prior to the Bernstein Transaction, Mr. Lieberman served as a Senior Vice President, Finance and Administration of Bernstein, which he joined in 1998, and was a member of Bernstein’s Board of Directors. Mr. Lieberman is a Director of SCB Inc.

Ms. Slutsky was elected a Director of the General Partner in July 2002. She has been President and Chief Executive Officer of The New York Community Trust, a $2 billion community foundation which annually grants more than $150 million, since January 1990. Ms. Slutsky has been a Director of AXA Financial, AXA Equitable, and certain other subsidiaries of AXA Financial since September 2006.

Mr. Smith was elected a Director of the General Partner in July 2005. He was President and Chief Executive Officer of the Private Sector Council, a non-profit public service organization dedicated to improving the efficiency, management and productivity of the federal government, from September 2000 until his retirement in May 2005. He is President of Smith Consulting.

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

Mr. Cohen has been Executive Vice President and Chief Technology Officer since joining AllianceBernstein in 2004. In this role, he is responsible for technology strategy, application development, and infrastructure services throughout AllianceBernstein. Prior to joining AllianceBernstein, Mr. Cohen held executive IT positions at UBS, Goldman Sachs, Morgan Stanley, and Fidelity Investments.

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

Ms. Fedak joined Bernstein in 1984 as a senior portfolio manager. An Executive Vice President of AllianceBernstein since 2000, she is Head of Global Value Equities and Chair of the U.S. Large Cap Value Equity Investment Policy Group. From 1993 through 2000, Ms. Fedak was Chief Investment Officer for U.S. Value Equities; in 2003, she named a Co-CIO. Ms. Fedak is also a Director of SCB Inc.

Mr. Gingrich joined Bernstein in 1999 as a senior research analyst covering the U.S. household and personal products industry. He became an Executive Vice President of AllianceBernstein and the Chairman and Chief Executive Officer of SCB LLC in February 2007. Prior to becoming Chairman and CEO of SCB LLC, Mr. Gingrich served as Global Director of Research for SCB LLC’s U.S. and European operations. Mr. Gingrich was elected a Senior Vice President of AllianceBernstein in 2002.

Mr. Gordon joined Bernstein in 1983 and currently serves as Director of Global Quantitative Research of AllianceBernstein, co-head of Alternative Investments, and Chief Investment Officer for the Global Diversified Funds. He was elected an Executive Vice President of AllianceBernstein in February 2004. Mr. Gordon previously served as Bernstein’s Head of Risk Management, Director of Product Development, and Director of Quantitative Research.

Mr. Hexner joined Bernstein in 1986 as a financial advisor. An Executive Vice President of AllianceBernstein since 2000, he is Head of Bernstein GWM and oversees the firm’s private client business worldwide. Mr. Hexner has been responsible for the firm’s private client business since 1996. He was named President of Bernstein Investment Research and Management, a unit of AllianceBernstein, in 2000, and Head of Bernstein GWM in 2006 in recognition of the global expansion of the private client business. Mr. Hexner is a Director of SCB Inc.

Mr. Joseph joined AllianceBernstein in 1984 and held various financial positions until his election as Senior Vice President and Chief Financial Officer in 1994. Before joining AllianceBernstein, Mr. Joseph was a Senior Audit Manager with Price Waterhouse for 13 years.

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

Mr. Masters joined Bernstein in 1991 as a research analyst covering banks, insurance companies, and other financial firms. He currently heads the AllianceBernstein Blend Strategies team and is Chief Investment Officer for Style Blend, roles he has held since 2002. Mr. Masters was named Executive Vice President of AllianceBernstein in 2004 and Senior Vice President in 2000. Between 1994 and 2002, Mr. Masters was Chief Investment Officer of Emerging Markets Value equities, a service he took the lead in designing.

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

Mr. Peebles joined AllianceBernstein in 1987 and has been an Executive Vice President of AllianceBernstein and Co-Chief Investment Officer of AllianceBernstein Fixed Income since 2004. He is also Director of Global Fixed Income, with investment responsibility for the institutional and retail global fixed income portfolios managed by AllianceBernstein and oversight responsibility for all global and non-U.S. regional fixed income teams. Mr. Peebles served as a Senior Vice President in Global Fixed Income from 1998 until 2004.

Mr. Phlegar joined AllianceBernstein in 1993 and has been an Executive Vice President of AllianceBernstein and Co-Chief Investment Officer of AllianceBernstein Fixed Income since 2004. He served as a Senior Vice President in U.S. Investment Grade Fixed Income from 1998 until 2004. Prior to joining AllianceBernstein, Mr. Phlegar managed high grade securities for regulated insurance entities at Equitable Capital Management Corporation, which AllianceBernstein acquired in 1993.

Mr. Reilly joined AllianceBernstein in 1985 as a Vice President and quantitative and fundamental research analyst covering airlines and railroads, and is currently U.S. Large Cap Growth team leader. He has been an Executive Vice President since 1999 and a portfolio manager with AllianceBernstein’s large cap growth team since 1988. Mr. Reilly was a Senior Vice President of AllianceBernstein from 1993 until 1999.

Mr. Rissman joined AllianceBernstein in 1989 as a quantitative analyst and earlier this year became our firm’s Chief Investment Officer of Growth Equities while continuing as the head of growth equity services, a role he has held since 2004. He had been Director of Research—Global Growth Equities since 2000. Mr. Rissman has been an Executive Vice President of AllianceBernstein since 2000. He led the Relative Value investment team from 1995 to 2004.

Ms. Shalett joined Bernstein in 1995. In February 2007, she became Head of Global Research for Growth Equities. Prior to this role on the buy-side, Ms. Shalett lead our sell-side equity research business as Chair and Chief Executive Officer of SCB LLC, a position she had held since 2002. Previously, Ms. Shalett served as Director of Global Research for U.S. and European companies and as senior research analyst covering capital goods and diversified industrials, again both on the sell-side. She has been an Executive Vice President of AllianceBernstein since 2002.

Mr. Steyn joined Bernstein in 1999, having been the founding co-Chief Executive Officer of Bernstein’s London office, and has been an Executive Vice President of AllianceBernstein and Head of AllianceBernstein Institutional Investments since November 2003. Mr. Steyn was elected a Senior Vice President of AllianceBernstein in 2000.

Mr. Toub joined AllianceBernstein in 1992 as a portfolio manager with the Disciplined Growth group. He has been an Executive Vice President of AllianceBernstein since 1999 and Head of Global/International Growth Equities since 1998. Mr. Toub became Chief Executive Officer of AllianceBernstein Limited, a London-based wholly-owned subsidiary of AllianceBernstein, in April 2005. He served as Director of Research—Global Growth Equities from 1998 through 2000.

Recent Director Resignations

Stanley B. Tulin resigned from the Board effective January 1, 2007.

Roger Hertog resigned from the Board effective December 31, 2006.

W. Edwin Jarmain resigned from the Board effective February 25, 2006.

Corporate Governance

Board of Directors

The Board holds quarterly meetings, generally in February, May, July/August, and November of each year, and holds special meetings or takes action by unanimous written consent as circumstances warrant. The Board has standing Executive, Corporate Governance, Audit, and Compensation Committees, each of which is described in further detail below. Of the directors, only Mr. Carrel-Billiard attended fewer than 75% of the aggregate of all Board and committee meetings which he was entitled to attend in 2006.

 Committees of the Board

The Executive Committee of the Board (“Executive Committee”) is composed of Messrs. Condron, Duverne, Lieberman, Sanders (Chair), and Tobin, and Ms. Slutsky. The Executive Committee exercises all of the powers and authority of the Board (with limited exceptions) when the Board is not in session, or when it is impractical to assemble the Board. The Executive Committee held four meetings in 2006.

A more complete description of the Executive Committee’s functions is set forth in the committee’s charter, which is available online at our Internet site (http://www.alliancebernstein.com).

The Corporate Governance Committee of the Board (“Governance Committee”) is composed of Mr. Condron, Mr. Sanders, and Ms. Slutsky (Chair). The Governance Committee assists the Board in (i) identifying and evaluating qualified individuals to become Board members; (ii) determining the composition of the Board and its committees; (iii) developing and monitoring a process to assess Board effectiveness; (iv) developing and implementing our corporate governance guidelines; and (v) reviewing our policies and programs that relate to matters of corporate responsibility of the General Partner and the Partnerships. The Governance Committee held two meetings in 2006.

A more complete description of the Governance Committee’s functions is set forth in the committee’s charter, which is available online at our Internet site (http://www.alliancebernstein.com).

The Audit Committee of the Board (“Audit Committee”) is composed of Messrs. Hicks, Smith, and Tobin (Chair). The primary purposes of the Audit Committee are to: (i) assist the Board in its oversight of (1) the integrity of the financial statements of the Partnerships, (2) the Partnerships’ status and system of compliance with legal and regulatory requirements and business conduct, (3) the independent registered public accounting firm’s qualification and independence, and (4) the performance of the Partnerships’ internal audit function; and (ii) oversee the appointment, retention, compensation, evaluation, and termination of the Partnerships’ independent registered public accounting firm. Consistent with this function, the Audit Committee encourages continuous improvement of, and fosters adherence to, the Partnerships’ policies, procedures, and practices at all levels. With respect to these matters, the Audit Committee provides an open avenue of communication among the independent registered public accounting firm, senior management, the Internal Audit Department, and the Board. The Audit Committee held nine meetings in 2006.

A more complete description of the Audit Committee’s functions is set forth in the committee’s charter, which is available online at our Internet site (http://www.alliancebernstein.com).

The Compensation Committee of the Board (“Compensation Committee”) is composed of Messrs. Condron (Chair), Sanders, and Smith, and Ms. Slutsky. For additional information about the Compensation Committee, see “Executive Compensation - Compensation Discussion & Analysis” in Item 11.

In 2003, the Board appointed a Special Committee, now consisting of Ms. Slutsky and Mr. Tobin (Chair), to oversee a number of matters relating to investigations by the NYAG, the SEC, and other regulators. The Special Committee remains responsible for overseeing the handling of related unitholder derivative suits and distributing the Restitution Fund (for additional information, see “Business - Regulation” in Item 1). The members of the Special Committee do not receive any additional compensation for their service on the Special Committee, apart from the ordinary meeting fees described in “Executive Compensation - Director Compensation” in Item 11. The Special Committee met once during 2006.

Audit Committee Financial Expert

The Governance Committee, after reviewing materials prepared by management, recommended that the Board determine that each of Weston M. Hicks and Peter J. Tobin is an “audit committee financial expert” within the meaning of Item 401(h) of Regulation S-K. The Board so determined at its February 2007 regular meeting. The Board also determined at that meeting that each member of the Audit Committee (Messrs. Hicks, Smith, and Tobin) is financially literate and possesses accounting or related financial management expertise, as contemplated by Section 303A.07(a) of the NYSE Listed Company Manual.

Independence of Certain Directors

The Governance Committee, after reviewing materials prepared by management, recommended that the Board determine that each of Mr. Hicks, Ms. Slutsky, Mr. Smith, and Mr. Tobin is “independent” within the meaning of Section 303A.02 of the NYSE Listed Company Manual. The Board considered immaterial relationships of Mr. Hicks (relating to Alleghany Corporation being a client of SCB LLC), and Ms. Slutsky (relating to contributions made by AllianceBernstein to The New York Community Trust, of which she is President and Chief Executive Officer) and then determined, at its February 2007 regular meeting, that each of Mr. Hicks, Ms. Slutsky, Mr. Smith, and Mr. Tobin is independent within the meaning of the relevant rules.

Code of Ethics and Related Policies

All of our directors, officers and employees are subject to our Code of Business Conduct and Ethics. The code is intended to comply with Rule 17j-1 under the Investment Company Act and recommendations issued by the Investment Company Institute regarding, among other things, practices and standards with respect to securities transactions of investment professionals, as well as Rule 204A-1 under the Investment Advisers Act and Section 303A.10 of the NYSE Listed Company Manual. The Code of Business Conduct and Ethics establishes certain guiding principles for all of our employees, including sensitivity to our fiduciary obligations and ensuring that we meet those obligations. Our Code of Business Conduct and Ethics may be found in the “Corporate Governance” portion of our Internet site (http://www.alliancebernstein.com).

We have adopted the Code of Ethics for the Chief Executive Officer and Senior Financial Officers, which is intended to comply with Section 406 of the Sarbanes-Oxley Act of 2002 (“Item 406 Code”). The Item 406 Code was adopted on October 28, 2004 by the Executive Committee. We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding certain amendments to, or waivers from, provisions of the Item 406 Code that apply to the Chief Executive Officer, Chief Financial Officer and Controller by posting such information on our Internet site (http://www.alliancebernstein.com).

NYSE Governance Matters

Section 303A.00 of the NYSE Listed Company Manual exempts limited partnerships from compliance with Section 303A.01 (majority of independent directors), 303A.04 (corporate governance committee with only independent directors as its members), and 303A.05 (compensation committee with only independent directors as its members) of the NYSE Listed Company Manual. Holding is a limited partnership (as is AllianceBernstein). In addition, because the General Partner is a wholly-owned subsidiary of AXA Equitable, and the General Partner controls Holding (and AllianceBernstein), we believe we would also qualify for the “controlled company” exemption. Notwithstanding the foregoing, the Board has adopted a Corporate Governance Committee Charter that complies with Section 303A.04 and a Compensation Committee Charter that complies with Section 303A.05.  However, not all members of these committees are independent.

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

The Corporate Governance Committee is responsible for considering any request for a waiver under the Code of Business Conduct and Ethics, the Item 406 Code, the AXA Code of Business Conduct, and AXA Financial Policy Statement on Ethics from any director or executive officer of the General Partner. Any such waiver that has been granted is set forth in the “Corporate Governance” portion of our Internet site (http://www.alliancebernstein.com). No such waivers were granted during the fourth quarter of 2006.

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

Our Internet site (www.alliancebernstein.com), under the heading “Contact our Directors,” provides an e-mail address for any interested party, including unitholders, to communicate with the Board of Directors. Our Corporate Secretary reviews e-mails sent to that address and has some discretion in determining how or whether to respond, and in determining to whom such e-mails should be forwarded. In our experience, substantially all of the e-mails received are ordinary client requests for administrative assistance or solicitations of various kinds, and are best addressed by management.

The 2006 Certification by our Chief Executive Officer under NYSE Listed Company Manual Section 303A.12(a) was submitted to the NYSE on March 8, 2006.

Certifications by our Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 have been furnished as exhibits to this Form 10-K.

Holding and AllianceBernstein Unitholders may request a copy of any committee charter, the Guidelines, and the Code of Business Conduct and Ethics by contacting the Corporate Secretary of AllianceBernstein (corporate.secretary@alliancebernstein.com). The charters and memberships of the Corporate Governance Committee and the Compensation Committee, as well as the Executive Committee and the Audit Committee, may be found in the “Corporate Governance” portion of our Internet site (http://www.alliancebernstein.com).

Management Committees

The Management Executive Committee is composed of Messrs. Cohen, Cranch, Gingrich, Gordon, Hexner, Lieberman, Manley, Masters, Mayer, Peebles, Phlegar, Reilly, Rissman, Sanders, Steyn, and Toub, and Mesdames Fay, Fedak, and Shalett, who together are the group of key executives responsible for managing AllianceBernstein, enacting strategic initiatives, and allocating resources to our company’s various departments. Mr. Sanders serves ex-officio as Chairman of the Management Executive Committee. The Management Executive Committee meets on a regular basis and at such other times as circumstances warrant.

The Code of Ethics Oversight Committee (“Ethics Committee”), composed of each member of the Management Executive Committee and certain other senior executives, oversees all matters relating to issues arising under the AllianceBernstein Code of Business Conduct and Ethics. The Ethics Committee, which was created pursuant to the SEC Order (see “Business - Regulation” in Item 1), meets on a quarterly basis and at such other times as circumstances warrant.

The Internal Compliance Controls Committee (“Compliance Committee”), also composed of each member of the Management Executive Committee and certain other senior executives, reviews compliance issues throughout our company, endeavors to develop solutions to those issues as they may arise from time-to-time, and oversees implementation of those solutions. The Compliance Committee, which was created pursuant to the SEC Order (see “Business - Regulation” in Item 1), meets on a quarterly basis and at such other times as circumstances warrant.
Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires directors of the General Partner and executive officers of the Partnerships, and persons who own more than 10% of the Holding Units or AllianceBernstein Units, to file with the SEC initial reports of ownership and reports of changes in ownership of Holding Units or AllianceBernstein Units. To the best of management’s knowledge, during 2006: (i) all Section 16(a) filing requirements relating to Holding were complied with, except that a Form 4 was filed late for each of Ms. Shalett and Messrs. Cohen, Cranch, Farrell, Hexner, Lieberman, Peebles, and Reilly in respect of each person’s decision to notionally invest a portion of his or her 2005 award under the Amended and Restated AllianceBernstein Partners Compensation Plan in Holding Units; and (ii) all Section 16(a) filing requirements relating to AllianceBernstein were complied with. You can find our Section 16 filings under “Investor & Media Relations” / “Reports & SEC Filings” on our Internet site (http://www.alliancebernstein.com).

Item 11.	Executive Compensation

Compensation Discussion and Analysis (“CD&A”)

Overview of Compensation Philosophy and Program

The intellectual capital possessed by our employees is collectively the most important asset of our firm. We invest in people - we hire qualified people, train them, encourage them to give their best thinking to the firm and our clients, and compensate them in a manner designed to retain and motivate them. As a result, employee compensation and benefits are significant, comprising approximately 56% of our operating expenses and approximately 39% of our net revenues for 2006.  These percentages are not unusual for companies in the financial services industry. The magnitude of this expense also requires that it be monitored by management, and overseen by the Board, with the particular attention of the Compensation Committee.

We believe that the quality, skill, and dedication of our executive officers are critical factors that enhance the long-term value of our company. Our key compensation goals are to attract highly-qualified executive talent, retain our key leaders, provide rewards for the past year’s performance, provide incentives for future performance, and align our executives’ long-term interests with those of our clients and, ultimately, our Unitholders. We believe that fundamental success in achieving good results for the firm, and for our Unitholders, must flow from achieving investment success for our clients. Accordingly, in recent years, our deferred incentive compensation award program has encouraged our executives to allocate their awards on a notional basis to the investment products we offer to our clients, in addition to notional investments in Holding Units and, in certain cases (see below), investments in options to buy Holding Units.

Historically, we have used a variety of compensation elements to achieve the goals described above. Currently, we use base salary, annual cash bonuses, a deferred compensation plan (the Amended and Restated AllianceBernstein Partners Compensation Plan, “Partners Plan”), a defined contribution plan, and Holding Unit options, all of which are discussed in more detail below.

We do not set financial performance targets for the firm, and management efforts are not directed at meeting any such specific targets. Estimates are developed for budgeting and strategic planning purposes, but no employee or officer compensation is directly tied to “hitting” or “missing” target revenue or income figures, although some salespeople do have compensation incentives based on sales levels.

Decisions about executive officer compensation are based primarily on our assessment of each executive’s leadership, operational performance, and potential to enhance investment returns and service for our clients, and in doing so contribute to long-term Unitholder value. We rely upon our judgment about each executive’s performance — rather than utilizing quantitative formulas—in determining the amount and mix of compensation elements and whether each particular payment or award provides an appropriate reward for the current year’s performance. Key factors that we consider include: performance compared to the operational and strategic goals established for the executive at the beginning of the year; nature, scope, and level of responsibilities; contribution to the company’s commitment to create and maintain a fiduciary culture in which clients’ interests are paramount; and contribution to our overall financial results.

We also consider each executive’s current salary, and prior-year cash bonus and deferred award, the appropriate balance between incentives for long-term and short-term performance, and the compensation paid to the executive’s peers within the company. In addition, we review information provided by McLagan Associates, compensation consultants retained by management, about compensation levels at other companies that we believe provide useful comparisons.  In general, we believe that employees should be well-compensated, but that significant portions of compensation should be deferred and earned for service in future periods, which provides an incentive for key employees to remain with the firm. Because deferred awards are notionally invested in the firm’s investment products (no more than 50% of an award may be allocated to Holding Units and options to buy Holding Units), employees’ interests are aligned with client success. The gross amount of incentive compensation available is a function of our overall financial performance; a “bonus pool” is calculated based on annual operating income and institutional research revenues. In 2005 and 2006, we granted incentive compensation awards that, in the aggregate, were significantly less than the bonus pool calculation permitted.

As discussed above, we believe that alignment of the interests of employees and clients is key to providing superior long-term returns for Unitholders. However, there is a relatively small group of individuals to whom we wish to provide additional financial incentives to remain with AllianceBernstein because executive management believes they constitute the next generation of firm leadership or because of their exceptional individual contributions to the company’s success. In January 2007, the Compensation Committee approved the Special Option Program (“Special Program”). The Special Program permits selected senior officers to voluntarily allocate up to a specified portion of their annual Partners Plan (described in greater detail below) award to options to buy Holding Units; the firm matches this allocation on a two-for-one basis. Only one member of the Management Executive Committee has been selected to participate in the Special Program.

The value allocated to each such option equals the Black-Scholes value of the option calculated on the option grant date. The exercise price for each option is equal to the price of a Holding Unit as reported for NYSE composite transactions at the close of trading on the option grant date. The option grant date was January 26, 2007, the date of the meeting of the Compensation Committee at which it approved the granting of the options. One-third of the options have a 10-year term and vest in equal annual increments on each of the first five anniversaries of the grant date; two-thirds of the options have an 11-year term and vest in equal annual increments on each of the sixth through tenth anniversaries of the grant date.

Options granted pursuant to the Special Program represent the first Holding Unit options granted to employees as part of their year-end compensation packages since December 2002. Independent directors receive annual grants of Holding Unit options and Restricted Units (for additional information about these awards, see “Director Compensation” below).

Compensation Elements for Executive Officers

Below we describe the key elements of our executive compensation.

1. Base Salary. Base salaries make up a small portion of executive officers’ total compensation, and are maintained at low levels relative to salaries of executive management at peer firms. Each of our chief executive officer and our former vice chairman received a base salary for 2006 in the amount of $275,000; generally no other officer at the firm was paid a base salary greater than $200,000 except for amounts reflecting service in non-U.S. locations and related foreign exchange rates. Within the relatively narrow range of base salaries paid to executive officers, we consider individual experience, responsibilities and tenure with the firm. The salaries we paid during 2006 to our chief executive officer, chief financial officer, and our three most highly compensated executive officers (the “named executive officers”) are shown in column (c) of the Summary Compensation Table.

2. Cash Bonus. We pay annual cash bonuses in late December from the cash bonus pool to reward individual performance for the year. These bonuses are based on management’s evaluation (subject to the Compensation Committee’s review and approval) of each executive’s performance during the year, and the performance of the executive’s business unit or function, compared to our business, and operational goals established at the beginning of the year, and in the context of our overall performance. The cash bonuses we awarded last year to our named executive officers are shown in column (d) of the Summary Compensation Table.

3. Deferred Compensation. The Partners Plan is an unfunded, non-qualified deferred compensation plan under which awards may be granted to eligible employees. Since 2003, participants have been permitted to allocate their Partners Plan awards in a combination of notional investments in certain of our investment services offered to clients and notional investments in Holding Units. No more than 50% of an annual award may be allocated to Holding Units. As described above, we have created a Special Program which permits a limited number of employees to allocate a portion of their Partners Plan award to options to buy Holding Units. A participant’s allocation to options is subject to this 50% limitation.

The value used for Holding Units to effect a participant’s allocation to Holding Units (but not to options) depends upon whether the trust related to the Partners Plan holds sufficient unallocated Holding Units to satisfy all such employee allocations. If the trust does hold a sufficient number of Holding Units, then the value used for the allocation is the closing price as reported for NYSE composite transactions on a day shortly following the release of fourth quarter earnings (“Post-Earnings Closing Price”). If the trust does not hold a sufficient number of Holding Units, the company has historically directed the trust to purchase additional Holding Units on the open market, in which case the Holding Units are valued for allocation purposes using the weighted average of the Post-Earnings Closing Price and the cost paid by AllianceBernstein to acquire any additional Holding Units required.

Vesting periods for Partners Plan awards range from four years to immediate, depending on the age of the participant; all awards fully vest if a participant remains in our employ through December 1 in the year during which he or she turns 65. Upon vesting, awards are distributed to participants unless the participant has, in advance, voluntarily elected to defer receipt to future periods. Quarterly cash distributions on unvested Holding Units for which a deferral election has not been made are paid currently to participants. Quarterly cash distributions on vested and unvested Holding Units for which a voluntary deferral election has been made, and earnings credited on investment services, are reinvested and distributed as elected by participants.

Mr. Sanders, our chief executive officer, is compensated in accordance with the October 2006 employment agreement between himself and our company. Substantially all of the compensation to be paid to him under that agreement vests on a deferred basis in accordance with the terms of the agreement, and is distributed to Mr. Sanders upon vesting. The deferral of such awards, and the notional investments available for such awards, serve essentially the same function as the deferral of Partners Plan awards. Holding Units are not a permitted investment under this agreement.

4. Special Option Program. As discussed above, the Compensation Committee recently approved the Special Program, which provides for a select group of senior management recommended by management and approved by the Compensation Committee to allocate a portion of their Partners Plan awards to options to buy Holding Units, and to receive a two-for-one match of such allocated amount. Because the Special Program is designed to retain individuals whom we believe will make up the next generation of the firm’s leadership, the named executive officers listed in the Summary Compensation Table below were not selected to participate in the Special Program.

5. Defined Contribution Plan. All employees are eligible to participate in the Amended and Restated Profit Sharing Plan for Employees of AllianceBernstein L.P. (“Profit Sharing Plan”), a tax-qualified plan. The Compensation Committee determines the amount of company contributions (both the level of annual matching by the firm of an employee’s pre-tax salary deferral contributions and the annual company profit sharing contribution). In recent years, we have matched employee deferral contributions on a one-to-one basis up to five percent of eligible compensation; profit sharing contributions have been an additional five percent of eligible compensation.

Compensation Committee

The Compensation Committee is composed of Messrs. Condron (Chair), Sanders, and Smith, and Ms. Slutsky. As discussed elsewhere (see “Directors, Executive Officers and Corporate Governance - NYSE Governance Matters” in Item 10), because it is a limited partnership, Holding is exempt from NYSE rules that require public companies to have a compensation committee made up solely of independent directors. Because AXA owns, indirectly, an approximate 60% economic interest in AllianceBernstein, and because compensation expense is such a significant factor in our financial results, Mr. Condron, President and Chief Executive Officer of AXA Financial, serves as chairman of the Compensation Committee.

The Compensation Committee has general oversight of compensation and compensation-related matters, including, but not limited to: (i) determining cash bonuses; (ii) determining contributions and awards under incentive plans or other compensation arrangements (whether qualified or non-qualified) for employees of AllianceBernstein and its subsidiaries, and amending or terminating such plans or arrangements or any welfare benefit plan or arrangement or making recommendations to the Board with respect to adopting any new incentive compensation plan, including equity-based plans; (iii) reviewing and approving corporate goals and objectives relevant to the compensation of our chief executive officer, evaluating his performance in light of those goals and objectives, and determining and approving his compensation level based on this evaluation (Mr. Sanders recuses himself from voting on his own compensation); and (iv) reviewing the CD&A, and recommending to the Board its inclusion in the Partnerships’ Forms 10-K. The Compensation Committee held three meetings in 2006, and approved the Special Program on January 26, 2007.

The Compensation Committee’s year-end process has generally focused on the cash bonus and deferred awards granted to management. In respect of year-end 2006, it has given particular attention to the Special Program and awards thereunder. Mr. Sanders plays an active role in the work of the Compensation Committee. Messrs. Lieberman and Sanders, working with other members of senior management, provide recommendations of awards to the Compensation Committee for their consideration. In recent years, management has retained McLagan Associates to assist in providing industry benchmarking data to the Compensation Committee. The Compensation Committee has not retained its own consultants.

Mr. Sanders’s annual compensation is determined pursuant to his employment agreement, entered into on October 26, 2006 following its approval by the Compensation Committee. The agreement sets forth minimum amounts of annual base salary and of deferred compensation awards based on the firm’s profitability. The Compensation Committee may award amounts in excess of each minimum; they did not do so at year-end 2006. For additional information about Mr. Sanders’s employment agreement, see “Other Information regarding Compensation of Named Executive Officers” in this Item 11.

A more complete description of the Compensation Committee’s functions is set forth in the committee’s charter, which is available online at our Internet site (http://www.alliancebernstein.com).

Other Compensation-Related Matters

AllianceBernstein and Holding are, respectively, private and public limited partnerships, and are subject to taxes other than federal and state corporate income tax. (See “Business - Taxes” in Item 1.) Accordingly, Section 162(m) of the Internal Revenue Code, which limits tax deductions relating to executive compensation otherwise available to entities taxed as corporations, is not applicable to either AllianceBernstein or Holding.

We have amended our qualified and non-qualified plans to the extent necessary to comply with the requirements of Section 409A of the Internal Revenue Code.

All compensation awards that involve the issuance of Holding Units are made under the Amended and Restated 1997 Long Term Incentive Plan (“1997 Plan”), which Holding Unitholders initially approved in 1997. Holding Unitholders approved amendments to the 1997 Plan (increasing the number of Holding Units that may be issued thereunder, and extending its life) in 2000. No more than 41 million Holding Units may be awarded under the 1997 Plan. As of December 31, 2006, 29,168,647 Holding Units are available for future awards under the 1997 Plan.

Compensation Committee Interlocks and Insider Participation

Mr. Condron is the President and Chief Executive Officer of AXA Equitable, the sole stockholder of the General Partner. AXA Equitable and its affiliates own an aggregate 60% economic interest in AllianceBernstein. Mr. Sanders is Chairman and Chief Executive Officer of the General Partner, and accordingly also serves in those positions for AllianceBernstein and Holding. No executive officer of AllianceBernstein served as a member of a compensation committee or a director of another entity, an executive officer of which served as a member of AllianceBernstein’s Compensation Committee or Board.

Compensation Committee Report

The members of the Compensation Committee reviewed and discussed with management the Compensation Discussion and Analysis set forth above and, based on such review and discussion, recommended its inclusion in this Form 10-K.

Christopher M. Condron (Chair)	Lewis A. Sanders
Lorie A. Slutsky	A.W. (Pete) Smith, Jr.

Summary Compensation Table

The following table summarizes the total compensation of our named executive officers as of the end of 2006:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Change in Pension Value and Nonquali- fied Deferred Compensation Earnings ($)	All Other Compen- sation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Lewis A. Sanders Chairman & Chief Executive Officer	2006	275,002	0	0	0	0	0	19,501,985	19,776,987
Gerald M. Lieberman President & Chief Operating Officer	2006	200,000	4,050,000	0	61,192	0	0	6,224,070	10,535,262
Marilyn G. Fedak Executive Vice President	2006	140,769	4,000,000	0	0	0	0	6,123,707	10,264,476
Sharon E. Fay Executive Vice President	2006	150,000	3,900,000	0	0	0	0	6,100,062	10,150,062
Robert H. Joseph, Jr. Senior Vice President & Chief Financial Officer	2006	175,000	1,050,000	0	22,947	0	31,041	868,726	2,147,714

Each named executive officer received a base salary for 2006 and an annual cash bonus at year-end. These amounts are reflected in columns (c) and (d), respectively. For information about how salary and bonus relate to total compensation, see “Compensation Elements for Executive Officers” in this Item 11.

Column (f) reflects AllianceBernstein’s amortization expense in respect of the vesting of prior years’ option grants based on the value of those grants on the grant date. For additional information, see Note 16 to AllianceBernstein’s consolidated financial statements in Item 8.

Column (h) reflects the change in pension value for Mr. Joseph, the only named executive officer who participates in the Amended and Restated Retirement Plan for Employees of AllianceBernstein L.P. (“Retirement Plan”).

Column (i) reflects awards under the Partners Plan, Mr. Sanders’s deferred award under his employment agreement, and other items. We report Partners Plan awards and Mr. Sanders’s award under column (i) because of their nature. They are designed to provide incentives to recipients, but they cannot be categorized as having been granted under an “incentive plan” under relevant SEC rules because there are no company performance measures that must be met before a participant may receive his or her award. Also, as noted above, any allocation of awards by recipients to equity of the firm is voluntary; we do not unilaterally grant Holding Units. In addition, awards under the Partners Plan are not accounted for under SFAS No. 123-R.

During 2006, we owned fractional interests in two aircraft with an aggregate operating cost of $3,277,654 (including $1,175,531 in maintenance fees, $1,440,963 in usage fees, and $661,160 of amortization based on the original cost of our fractional interests, less estimated residual value). The unamortized value of the fractional interests as of December 31, 2006 was $10,633,385.

Our interests in aircraft facilitate business travel of members of our management executive committee. In 2006, we also permitted our Chief Executive Officer, our President, and our former Vice Chairman to use the aircraft for personal travel. Overall, personal travel constituted approximately 38.1% of our actual use of the aircraft in 2006.

Our methodology for determining the reported value of personal use of aircraft includes fees paid to the managers of the aircraft (fees take into account the aircraft type and weight, number of miles flown, flight time, number of passengers, and a variable fee), but excludes our fixed costs (amortization of original cost less estimated residual value, and monthly maintenance fees). We included such amounts in column (i).

We use the Standard Industry Fare Level (“SIFL”) methodology to calculate the amount to include in the taxable income of executives for the personal use of company-owned aircraft. Using this methodology, which was approved by our Compensation Committee, limits our ability to deduct the full cost of personal use of company-owned aircraft by our executive officers. Taxable income for the twelve months ended October 31, 2006 for personal use imputed to Mr. Sanders is $66,368 and to Mr. Lieberman is $12,958. Ms. Fedak, Ms. Fay, and Mr. Joseph did not make personal use of company-owned aircraft during those 12 months, so no income was imputed to them.

Column (i) also includes the aggregate incremental cost to our company of certain other expenses and perquisites, including cars, drivers, contributions to the Profit Sharing Plan, life insurance premiums, disability pay, non-U.S. living expenses, tax equalization payments, business club dues, and parking, as applicable.

For 2006, column (i) includes:

for Mr. Sanders, $19,012,000 for his 2006 annual award under his employment agreement, $303,935 for personal use of aircraft, $162,862 for personal use of a car (including lease costs ($38,146), driver salary ($103,339), and other car-related costs ($21,377) such as parking, gas, tolls, and repairs and maintenance), a $22,000 contribution to the Profit Sharing Plan, and $1,188 of life insurance premiums.

for Mr. Lieberman, $6,050,000 for his 2006 Partners Plan award, $11,234 for personal use of aircraft, $142,836 for personal use of a car (including lease costs ($27,355), driver salary ($97,719), and other car-related costs ($17,762) such as parking, gas, tolls, and repairs and maintenance), and a $20,000 contribution to the Profit Sharing Plan.

for Ms. Fedak, $6,100,000 for her 2006 Partners Plan award, $8,755 of sick-pay and short-term disability pay, and a $14,952 contribution to the Profit Sharing Plan.

for Ms. Fay, $5,700,000 for her 2006 Partners Plan award, $199,303 for London living expenses, $185,579 in tax equalization payments to compensate for U.K.-based taxes, a $15,000 contribution to the Profit Sharing Plan, and $180 of life insurance premiums.

for Mr. Joseph, $825,000 for his 2006 Partners Plan award, $13,869 for personal use of a car (including lease costs ($6,516) and other car-related costs ($7,353) such as parking, gas, tolls, and repairs and maintenance), $8,100 in business club dues, a $17,500 contribution to the Profit Sharing Plan, and $4,257 of life insurance premiums.

Grant of Plan-based Awards

We have not granted Holding Units or options to buy Holding Units to the named executive officers for a number of years, and the Partners Plan cannot be categorized as an “incentive plan” under relevant SEC rules. Accordingly, we made no grants of plan-based awards to the named executive officers in 2006, and we have omitted the related table.

Outstanding Equity Awards at Fiscal Year-End

The following table describes any outstanding equity awards as of December 31, 2006 of our named executive officers, if any:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Lewis A. Sanders	0	0	0	n/a	n/a	0	0	0	0
Gerald M. Lieberman	32,000 40,000	8,000 0	0 0	33.18 50.25	12/06/12 12/07/11	0 0	0 0	0 0	0 0
Marilyn G. Fedak	0	0	0	n/a	n/a	0	0	0	0
Sharon E. Fay	0	0	0	n/a	n/a	0	0	0	0
Robert H. Joseph, Jr.	12,000 15,000 15,000 50,000 15,000 20,000	3,000 0 0 0 0 0	0 0 0 0 0 0	33.18 50.25 53.75 48.50 30.25 26.31	12/06/12 12/07/11 12/11/10 06/20/10 12/06/09 12/10/08	0 0 0 0 0 0	0 0 0 0 0 0	0 0 0 0 0 0	0 0 0 0 0 0

Of the named executive officers, only Messrs. Lieberman and Joseph have been granted options to buy Holding Units. No named executive officer has been awarded Holding Units. The unexercisable options shown in column (c) vest in December 2007.

Option Exercises and Stock Vested

The following table describes all option exercises and stock vesting of our named executive officers during 2006, if any:

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
(a)	(b)	(c)	(d)	(e)
Lewis A. Sanders	0	0	0	0
Gerald M. Lieberman	0	0	0	0
Marilyn G. Fedak	0	0	0	0
Sharon E. Fay	0	0	0	0
Robert H. Joseph, Jr.	40,000	2,247,332	0	0

Column (c) reflects the pre-tax amount of proceeds, net of payment of exercise price.

Pension Benefits

The following table describes the accumulated benefit under our company pension plan belonging to each of our named executive officers as of December 31, 2006, if any:

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
(a)	(b)	(c)	(d)	(e)
Lewis A. Sanders	n/a	0	0	0
Gerald M. Lieberman	n/a	0	0	0
Marilyn G. Fedak	n/a	0	0	0
Sharon E. Fay	n/a	0	0	0
Robert H. Joseph, Jr.	Retirement Plan for Employees of AllianceBernstein L.P.	22	407,866	0

Of the named executive officers, only Mr. Joseph, who was an employee of Alliance Capital Management L.P. prior to the Bernstein Transaction, participates in the Retirement Plan and continues to accrue benefits thereunder. This plan is a qualified, noncontributory, defined benefit retirement plan covering current and former employees who were employed in the United States prior to October 2, 2000. Each participant’s benefits are determined under a formula which takes into account years of credited service, the participant’s average compensation over prescribed periods and Social Security covered compensation. The maximum annual benefit payable under the plan may not exceed the lesser of $100,000 or 100% of a participant’s average aggregate compensation for the three consecutive years in which he or she received the highest aggregate compensation from us or such lower limit as may be imposed by the Internal Revenue Code on certain participants by reason of their coverage under another qualified retirement plan we maintain. A participant is fully vested after the completion of five years of service. The plan generally provides for payments to, or on behalf of, each vested employee upon such employee’s retirement at the normal retirement age provided under the plan or later, although provision is made for payment of early retirement benefits on an actuarially reduced basis. Normal retirement age under the plan is 65. Death benefits are payable to the surviving spouse of an employee who dies with a vested benefit under the plan.

For additional information regarding interest rates and actuarial assumptions, see Note 14 to AllianceBernstein’s consolidated financial statements in Item 8.

Non-Qualified Deferred Compensation

The following table describes our named executive officers’ non-qualified deferred compensation contributions, earnings, and distributions during 2006 and their non-qualified deferred compensation plan balances as of December 31, 2006:

Name	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)
(a)	(b)	(c)	(d)	(e)	(f)
Lewis A. Sanders	0	19,012,000	3,915,884	(14,426,335)	35,706,588
Gerald M. Lieberman	0	6,050,000	3,072,864	(5,467,209)	21,383,790
Marilyn G. Fedak	0	6,100,000	3,487,064	0	21,700,465
Sharon E. Fay	0	5,700,000	1,502,762	(5,289,529)	13,264,093
Robert H. Joseph, Jr.	0	825,000	1,959,200	(499,494)	8,692,037

For each named executive officer other than Mr. Joseph, the amounts shown reflect the aggregate of the officer’s interest in both the SCB Deferred Compensation Award Plan (“SCB Deferred Plan”), under which the last awards were permitted to be made in 2003, and the Partners Plan (and, for Mr. Sanders, awards under his employment agreement and his former employment agreement). Amounts shown for Mr. Joseph reflect the Partners Plan and a de minimis amount in respect of the annual elective deferral plan (a non-qualified deferred compensation plan pursuant to which participants could elect to defer a portion of their 2000 and 2001 annual cash bonus or commission and invest it in Holding Units). For information about the SCB Deferred Plan, the Partners Plan, and Mr. Sanders’s employment agreement, see Note 15 to AllianceBernstein’s consolidated financial statements in Item 8. Amounts in column (c) are also included in column (i) of the Summary Compensation Table. For individuals with notional investments in Holding Units, amounts of distributions on such Holding Units are reflected as earnings in column (d) and, to the extent distributed to the named executive officer, reflected as distributions in column (e).

Column (f) includes the value of all notional investments as of the close of business on December 31, 2006. As of that date, Mr. Lieberman notionally held approximately 55,619 Holding Units in the Partners Plan, Ms. Fay notionally held approximately 13,097 Holding Units in the SCB Deferred Plan, and Mr. Joseph notionally held approximately 57,946 Holding Units in the Partners Plan.

Other Information regarding Compensation of Named Executive Officers

There are no amounts payable to any of the named executive officers upon a change in control of the company.

On October 26, 2006, Lewis A. Sanders and AllianceBernstein entered into an employment agreement pursuant to which Mr. Sanders shall serve as Chairman and Chief Executive Officer of the General Partner through December 31, 2011 (“Employment Term”) unless the agreement is terminated in accordance with its terms. Mr. Sanders will be paid a minimum base salary of $275,000 per year during the Employment Term and, for calendar year 2006 and each subsequent calendar year during the Employment Term, he is entitled to receive a deferred compensation award of not less than one percent (1%) of AllianceBernstein’s consolidated operating income before incentive compensation (as defined with respect to the calculation of AllianceBernstein’s bonus pool) for such calendar year. Mr. Sanders is entitled to perquisites on the same terms as other senior executives through the Employment Term, including personal use of aircraft and a car and driver (our President is the only other officer entitled to personal use of aircraft and a car and driver).

Mr. Sanders may receive payments upon termination pursuant to his employment agreement. During any year in which we terminate Mr. Sanders without “cause” (as defined below), he is entitled to (i) his annual base salary for that year, (ii) the deferred compensation award described above calculated as of his termination date, (iii) all unvested deferred compensation awards, (iv) health and welfare benefits for Mr. Sanders, his spouse, and his dependents through the end of that year, (v) if the termination occurs prior to December 31, 2007, a cash payment equal to $20,000 times the number of plan years for which Mr. Sanders will not receive a company contribution under the Profit Sharing Plan, and (vi) if the termination occurs prior to December 31, 2007, the continued receipt of perquisites, reimbursements, and support described above through the end of that year. The above elements, assuming 2006 costs, would have resulted in a payment to Mr. Sanders of approximately $36.5 million had he been terminated without cause as of January 1, 2007.

During any year in which Mr. Sanders is terminated for “cause”, he is entitled to (i) the pro rata portion of his annual salary for that year for services rendered to the date of termination, to the extent not previously paid, and (ii) all deferred compensation awards described above that have vested prior to such termination. Mr. Sanders would be entitled to no other payments or benefits under the agreement, which defines “cause” as Mr. Sanders’s (i) willful failure to perform his duties, (ii) engaging in conduct found by a court to (A) constitute employment disqualification or a felony and which is materially and demonstrably injurious to our business or reputation, or (B) materially violate federal or state securities laws, (iii) absent the finding in clause (ii) above, a good faith determination by the Board that conduct by Mr. Sanders constitutes such a disqualification, felony or violation, and that his continued employment would be materially and demonstrably injurious to our business or reputation, or (iv) breach of the confidentiality or non-competition covenants contained in the agreement, which breach is material to our business.

Director Compensation

The following table describes how we compensated our independent directors during 2006:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Weston M. Hicks	58,000	30,000	30,000	0	0	0	118,000
W. Edwin Jarmain	16,000	0	0	0	0	0	16,000
Lorie A. Slutsky	68,500	30,000	30,000	0	0	0	128,500
A.W. (Pete) Smith, Jr.	62,500	30,000	30,000	0	0	0	122,500
Peter J. Tobin	88,000	30,000	30,000	0	0	0	148,000

The General Partner only pays fees, and makes equity awards to, directors who are not employed by our company or by any of our affiliates. Such fees and awards consist of:

•
an annual retainer of $40,000 (paid quarterly after any quarter during which a director serves on the Board, which is why Mr. Jarmain, who resigned from the Board effective February 25, 2006, received less than $40,000 in 2006);

•	a fee of $1,500 for participating in a meeting of the Board, or any duly constituted committee of the Board, whether he or she participates in person or by telephone;

•	an annual retainer of $15,000 for acting as Chair of the Audit Committee;

•	an annual retainer of $7,500 for acting as Chair of the Corporate Governance Committee; and

•	an annual equity-based grant under the 1997 Plan consisting of:

•	restricted Holding Units having a value of $30,000 based on the closing price of Holding Units on the NYSE as of the grant date; and

•	options to buy Holding Units with a value of $30,000 calculated using the Black-Scholes method.

On May 15, 2006, at a regularly scheduled meeting of the Board, 462 restricted Holding Units and options to buy 2,428 Holding Units at $65.02 per Unit were granted to Ms. Slutsky, and to Messrs. Hicks, Smith, and Tobin. Such grants have generally been made at the May meeting of the Board. The date of the meeting was set at a Board meeting in 2005. The exercise price of the options was the closing price on the NYSE on the grant date. Due to rounding, directors received slightly more than the value of the grant (but in no case greater than approximately $12.35, the Black-Scholes value of each option, in respect of the option grant, or $65.02, the price of the Holding Unit, for the grant of restricted Holding Units). For information about how the Black-Scholes value was calculated, see Note 16 to AllianceBernstein’s consolidated financial statements in Item 8. Options granted to independent directors vest ratably over three years. Restricted Holding Units granted to independent directors vest after three years. In order to avoid any perception that our directors’ independence might be impaired, these options and restricted Holding Units are not forfeitable. Vesting of options continues following a director’s resignation from the Board. Restricted Holding Units vest and are distributed immediately following an independent director’s resignation from the Board.

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

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes the Holding Units to be issued pursuant to our equity compensation plans as of December 31, 2006:

Equity Compensation Plan Information(1)

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance (c)
Equity compensation plans approved by security holders	4,819,099	$41.62	29,168,647
Equity compensation plans not approved by security holders	—	—	—
Total	4,819,099	$41.62	29,168,647

____________
(1)
The figures in this table do not include cash awards under certain of AllianceBernstein’s deferred compensation plans pursuant to which employees (including those employees who qualify as “named executive officers”; see Item 11) may choose to notionally invest a portion of such awards in Holding Units. AllianceBernstein satisfies its obligations under these plans by purchasing Holding Units rather than issuing new Holding Units. For additional information concerning such plans, see Note 15 to AllianceBernstein’s consolidated financial statements in Item 8.

There are no AllianceBernstein Units to be issued pursuant to an equity compensation plan.

For information about our equity compensation plans (1993 Unit Option Plan, 1997 Long Term Incentive Plan, Century Club Plan), see Note 16 to AllianceBernstein’s consolidated financial statements in Item 8.

Principal Security Holders

As of January 31, 2007, we had no information that any person beneficially owned more than 5% of the outstanding Holding Units.

As of January 31, 2007, we had no information that any person beneficially owned more than 5% of the outstanding AllianceBernstein Units except (i) AXA and certain of its wholly-owned subsidiaries as reported on Forms 4 filed with the SEC on December 11, 2006 pursuant to the Exchange Act, (ii) AXA and certain of its wholly-owned subsidiaries as reported on Schedule 13D/A filed with the SEC on December 23, 2004 pursuant to the Exchange Act, and (iii) SCB Inc. and SCB Partners Inc. (SCB Partners Inc. is a wholly-owned subsidiary of SCB Inc.) as reported on Schedule 13D/A filed with the SEC on December 23, 2004 pursuant to the Exchange Act.

The table below and the notes following it have been prepared in reliance upon such filings for the nature of ownership and an explanation of overlapping ownership.

On February 23, 2007, SCB Partners sold to AXA Financial 8,160,000 AllianceBernstein Units pursuant to an agreement (see Note 6 below) entered into in connection with the Bernstein Transaction; the beneficial ownership of AllianceBernstein Units discussed in the table below does not reflect this sale.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership Reported on Schedule	Percent of Class
AXA(1)(2)(3)(4)(6) 25 avenue Matignon 75008 Paris, France	153,581,609	59.2%
SCB Inc.,(5)(6) SCB Partners Inc.(5)(6) 50 Main Street, Suite 1000, White Plains, NY 10606	16,320,000	6.3%

____________
(1)
Based on information provided by AXA Financial, on December 31, 2006, AXA and certain of its subsidiaries beneficially owned all of AXA Financial’s outstanding common stock. For insurance regulatory purposes the shares of capital stock of AXA Financial beneficially owned by AXA and its subsidiaries have been deposited into a voting trust (“Voting Trust”), the term of which has been extended until May 12, 2012. The trustees of the Voting Trust (the “Voting Trustees”) are Claude Bébéar, Henri de Castries and Denis Duverne, each of whom serves either on the Management Board or on the Supervisory Board of AXA. The Voting Trustees have agreed to exercise their voting rights to protect the legitimate economic interests of AXA, but with a view to ensuring that certain minority shareholders of AXA do not exercise control over AXA Financial or certain of its insurance subsidiaries.

(2)
Based on information provided by AXA, as of December 31, 2006, 14.26% of the issued ordinary shares (representing 20.65% of the voting power) of AXA were owned directly and indirectly by three French mutual insurance companies (the “Mutuelles AXA”).

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

(4)
By reason of their relationships, AXA, the Voting Trustees, the Mutuelles AXA, AXA Financial, AXA Equitable, ACMC Inc., and ECMC, LLC may be deemed to share the power to vote or to direct the vote and to dispose or direct the disposition of all or a portion of the 153,581,609 AllianceBernstein Units.

(5)
SCB Partners Inc. is a wholly-owned subsidiary of SCB Inc. Mr. Sanders is a Director and the Chairman and Chief Executive Officer of SCB Inc., and is the owner of a 22.13% equity interest in SCB Inc. Mr. Lieberman is a Director and the Senior Vice President—Finance and Administration of SCB Inc., and is the owner of a less than 1% equity interest in SCB Inc. Ms. Fedak is a Director and Senior Vice President of SCB Inc., and is the owner of a 2.67% equity interest in SCB Inc. Ms. Fay is the owner of a less than 1% equity interest in SCB Inc. Mr. Sanders, Mr. Lieberman, Ms. Fedak, and Ms. Fay disclaim beneficial ownership of the 16,320,000 AllianceBernstein Units owned by SCB Partners Inc., except to the extent of their pecuniary interests therein. For additional information about these pecuniary interests, see “Management” in this Item 12.

(6)
In connection with the Bernstein Transaction, SCB Inc., AllianceBernstein and AXA Financial entered into a purchase agreement under which SCB Inc. has the right to sell or assign up to 2,800,000 AllianceBernstein Units issued in connection with the Bernstein Transaction at any time. SCB Inc. has the right to sell (“Put”) to AXA Financial or its designee up to 8,160,000 AllianceBernstein Units issued in connection with the Bernstein Transaction each year less any AllianceBernstein Units SCB Inc. may have otherwise sold or assigned that year. The Put rights expire on October 2, 2010. Generally, SCB Inc. may exercise its Put rights only once per year and SCB Inc. may not deliver an exercise notice regarding its Put rights until at least nine months after it delivered its immediately preceding exercise notice. On each of November 25, 2002, March 5, 2004, December 21, 2004, and February 23, 2007, AXA Financial or certain of its wholly-owned subsidiaries purchased 8,160,000 AllianceBernstein Units from SCB Partners Inc., a wholly-owned subsidiary of SCB Inc. pursuant to exercises of the Put rights by SCB Inc.

As of January 31, 2007, Holding was the record owner of 85,919,404, or 33.1%, of the issued and outstanding AllianceBernstein Units.

Management

The following table sets forth, as of January 31, 2007, the beneficial ownership of Holding Units by each director and named executive officer of the General Partner and by all directors and executive officers as a group:

Name of Beneficial Owner	Number of Holding Units and Nature of Beneficial Ownership	Percent of Class
Lewis A. Sanders(1)	0	*
Dominique Carrel-Billiard(1)	0	*
Henri de Castries(1)	2,000	*
Christopher M. Condron(1)	20,000	*
Denis Duverne(1)	2,000	*
Peter Etzenbach(1)	0	*
Weston M. Hicks	462	*
Gerald M. Lieberman(1,2)	120,259	*
Lorie A. Slutsky(1,3)	16,750	*
A.W. (Pete) Smith, Jr.	712	*
Peter J. Tobin(1,4)	30,590	*
Marilyn G. Fedak(1)	0	*
Sharon E. Fay(1)	16,745	*
Robert H. Joseph, Jr.(1,5)	152,774	*
All directors and executive officers of the General Partner as a group (30 persons)(6)	2,167,058	2.5%

____________
*	Number of Holding Units listed represents less than 1% of the Units outstanding.

(1)
Excludes Holding Units beneficially owned by AXA and its subsidiaries. Messrs. Carrel-Billiard, de Castries, Condron, Duverne, Etzenbach, Lieberman, and Tobin, and Ms. Slutsky, are directors and/or officers of AXA, AXA Financial, and/or AXA Equitable. Messrs. Sanders, Lieberman, and Joseph, and Mesdames Fedak and Fay, are directors and/or officers of the General Partner.

(2)	Includes 72,000 Holding Units Mr. Lieberman can acquire within 60 days under an AllianceBernstein option plan.
(3)	Includes 14,217 Holding Units Ms. Slutsky can acquire within 60 days under an AllianceBernstein option plan.
(4)	Includes 29,467 Holding Units Mr. Tobin can acquire within 60 days under an AllianceBernstein option plan.
(5)	Includes 127,000 Holding Units Mr. Joseph can acquire within 60 days under AllianceBernstein option plans.
(6)	Includes 862,684 Holding Units the directors and executive officers as a group can acquire within 60 days under AllianceBernstein option plans.

As of January 31, 2007, our directors and executive officers beneficially owned AllianceBernstein Units only to the extent of their respective indirect pecuniary interests in 16,320,000 AllianceBernstein Units beneficially owned by SCB Partners Inc. Based on their respective equity interests in SCB Inc. and/or notional interests in the AllianceBernstein Units through an SCB Partners Inc. profit sharing plan, the individuals named below may be deemed to own beneficially and indirectly the number of AllianceBernstein Units set forth opposite their respective names.

On February 23, 2007, SCB Partners sold to AXA Financial 8,160,000 AllianceBernstein Units pursuant to an agreement (see Note 6 to “Principal Security Holders” in this Item 12) entered into in connection with the Bernstein Transaction; the beneficial ownership of AllianceBernstein Units discussed in the table below does not reflect this sale.

Name of Beneficial Owner	Number of AllianceBernstein Units and Nature of Beneficial Ownership	Percent of Class
Lewis A. Sanders	3,199,893	1.2%
Gerald M. Lieberman	92,834	*
Sharon E. Fay	50,773	*
Marilyn G. Fedak	383,420	*
Mark R. Gordon	217,030	*
Thomas S. Hexner	166,589	*
Seth J. Masters	72,609	*
Marc O. Mayer	101,281	*
Lisa A. Shalett	10,950	*
David A. Steyn	1,825	*
All directors and executive officers of the General Partner as a group (30 persons)	4,297,204	1.7%

____________
*	Number of AllianceBernstein Units listed represents less than 1% of the outstanding AllianceBernstein Units.

The following table sets forth, as of January 31, 2007, the beneficial ownership of the common stock of AXA by each director and named executive officer of the General Partner and by all directors and executive officers as a group:

AXA Common Stock(1)

Name of Beneficial Owner	Number of Shares and Nature of Beneficial Ownership	Percent of Class
Lewis A. Sanders	0	*
Dominique Carrel-Billiard(2)	33,376	*
Henri de Castries(3)	5,807,601	*
Christopher M. Condron(4)	3,575,217	*
Denis Duverne(5)	1,815,226	*
Peter Etzenbach(6)	11,534	*
Weston M. Hicks	0	*
Gerald M. Lieberman	0	*
Lorie A. Slutsky	203	*
A.W. (Pete) Smith, Jr.	0	*
Peter J. Tobin(7)	7,695	*
Marilyn G. Fedak	0	*
Sharon E. Fay	0	*
Robert H. Joseph, Jr.	0	*
All directors and executive officers of the General Partner as a group (30 persons)(8)	11,250,852	*

____________
*	Number of shares listed represents less than 1% of the outstanding AXA common stock.
(1)	Holdings of AXA American Depositary Shares (“ADS”) are expressed as their equivalent in AXA common stock. Each AXA ADS represents the right to receive one AXA ordinary share.
(2)	Includes 30,810 shares Mr. Carrel-Billiard can acquire within 60 days under option plans.
(3)	Includes 4,771,410 shares and 292,308 ADSs Mr. de Castries can acquire within 60 days under option plans.
(4)
Includes 1,576,208 ADSs Mr. Condron can acquire within 60 days under option plans. Also includes 244,293 performance units, which are paid out when vested based on the price of ADSs at that time; payout will be 70% in cash and 30% in ADSs.

(5)	Includes 1,364,031 shares and 99,932 ADSs Mr. Duverne can acquire within 60 days under option plans.
(6)	Includes 6,809 shares Mr. Etzenbach can acquire within 60 days under options plans.
(7)	Includes 636 ADSs Mr. Tobin can acquire within 60 days under option plans. Also includes 3,540 ADSs Mr. Tobin owns jointly with his spouse.
(8)	Includes 6,173,060 shares and 1,969,084 ADSs the directors and executive officers as a group can acquire within 60 days under option plans.

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

Section 17-403(b) of the Delaware Revised Uniform Limited Partnership Act (“Delaware Act”) states in substance that, except as provided in the Delaware Act or the applicable partnership agreement, a general partner of a limited partnership has the liabilities of a general partner in a general partnership governed by the Delaware Uniform Partnership Law (as in effect on July 11, 1999) to the partnership and to the other partners. Accordingly, while under Delaware law a general partner of a limited partnership is liable as a fiduciary to the other partners, those fiduciary obligations may be altered by the terms of the applicable partnership agreement. The AllianceBernstein Partnership Agreement and Holding Partnership Agreement both set forth limitations on the duties and liabilities of the General Partner. Each partnership agreement provides that the General Partner is not liable for monetary damages for errors in judgment or for breach of fiduciary duty (including breach of any duty of care or loyalty) unless it is established that the General Partner’s action or failure to act involved an act or omission undertaken with deliberate intent to cause injury, with reckless disregard for the best interests of the Partnerships or with actual bad faith on the part of the General Partner, or constituted actual fraud. Whenever the AllianceBernstein Partnership Agreement and the Holding Partnership Agreement provide that the General Partner is permitted or required to make a decision (i) in its “discretion,” the General Partner is entitled to consider only such interests and factors as it desires and has no duty or obligation to consider any interest of or other factors affecting the Partnerships or any Unitholder of AllianceBernstein or Holding or (ii) in its “good faith” or under another express standard, the General Partner will act under that express standard and will not be subject to any other or different standard imposed by the AllianceBernstein Partnership Agreement and the Holding Partnership Agreement or applicable law or in equity or otherwise. The partnership agreements further provide to the extent that, at law or in equity, the General Partner has duties (including fiduciary duties) and liabilities relating thereto to either Partnership or any partner, the General Partner acting under the AllianceBernstein Partnership Agreement or the Holding Partnership Agreement, as applicable, will not be liable to the Partnerships or any partner for its good faith reliance on the provisions of the partnership agreement.

In addition, the AllianceBernstein Partnership Agreement and the Holding Partnership Agreement grant broad rights of indemnification to the General Partner and its directors and affiliates and authorize AllianceBernstein and Holding to enter into indemnification agreements with the directors, officers, partners, employees and agents of AllianceBernstein and its affiliates and Holding and its affiliates. The Partnerships have granted broad rights of indemnification to officers and employees of AllianceBernstein and Holding. The foregoing indemnification provisions are not exclusive, and the Partnerships are authorized to enter into additional indemnification arrangements. AllianceBernstein and Holding have obtained directors and officers/errors and omissions liability insurance.

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

The AllianceBernstein Partnership Agreement and the Holding Partnership Agreement expressly permit all affiliates of the General Partner (including AXA Equitable and its other subsidiaries) to compete, directly or indirectly, with AllianceBernstein and Holding, to engage in any business or other activity and to exploit any opportunity, including those that may be available to AllianceBernstein and Holding. AXA, AXA Financial, AXA Equitable and certain of their subsidiaries currently compete with AllianceBernstein. (See “Business - Competition” in Item 1.) The partnership agreements further provide that, except to the extent that a decision or action by the General Partner is taken with the specific intent of providing an improper benefit to an affiliate of the General Partner to the detriment of AllianceBernstein or Holding, there is no liability or obligation with respect to, and no challenge of, decisions or actions of the General Partner that would otherwise be subject to claims or other challenges as improperly benefiting affiliates of the General Partner to the detriment of the Partnerships or otherwise involving any conflict of interest or breach of a duty of loyalty or similar fiduciary obligation.

Section 17-1101(c) of the Delaware Act provides that it is the policy of the Delaware Act to give maximum effect to the principle of freedom of contract and to the enforceability of partnership agreements. Further, Section 17-1101(d) of the Delaware Act provides in part that to the extent a partner has duties (including fiduciary duties) and liabilities relating thereto to a limited partnership or to another partner, those duties and liabilities may be expanded, restricted, or eliminated by provisions in a partnership agreement (provided that a partnership agreement may not (i) eliminate the implied contractual covenant of good faith and fair dealing, or (ii) limit or eliminate liability for any act or omission that constitutes a bad faith violation of the implied covenant of good faith and fair dealing). Decisions of the Delaware courts have recognized the right of parties, under the above provisions of the Delaware Act, to alter by the terms of a partnership agreement otherwise applicable fiduciary duties and liability for breach of duties. However, the Delaware Courts have required that a partnership agreement make clear the intent of the parties to displace otherwise applicable fiduciary duties (the otherwise applicable fiduciary duties often being referred to as “default” fiduciary duties). Judicial inquiry into whether a partnership agreement is sufficiently clear to displace default fiduciary duties is necessarily fact driven and is made on a case by case basis. Accordingly, the effectiveness of displacing default fiduciary obligations and liabilities of general partners continues to be a developing area of the law and it is not certain to what extent the foregoing provisions of the AllianceBernstein Partnership Agreement and the Holding Partnership Agreement are enforceable under Delaware law.

Item 13.	Transactions with Related Persons, Promoters and Certain Control Persons

Policies and Procedures Regarding Transactions with Related Persons

Each of the Holding Partnership Agreement and the AllianceBernstein Partnership Agreement expressly permits AXA and its affiliates, which includes AXA Equitable and its affiliates (collectively, “AXA Affiliates”), to provide services to AllianceBernstein and Holding if the terms of the transaction are “approved by the General Partner in good faith as being comparable to (or more favorable to each such partnership than) those that would prevail in a transaction with an unaffiliated party”. This requirement is “conclusively presumed to be satisfied as to any transaction or arrangement that (x) in the reasonable and good faith judgment of the General Partner”, meets that unaffiliated party standard, “or (y) has been approved by a majority of those directors of the General Partner who are not also directors, officers or employees of an Affiliate of the General Partner”.

In practice, our management pricing committees review investment advisory agreements with AXA Affiliates, which is the manner in which the General Partner reaches a judgment regarding the appropriateness of the fees. Other transactions with AXA Affiliates are submitted to the Audit Committee for their review and approval; the unanimous consent of the Audit Committee constitutes the consent of three of four independent directors on the Board. We are not aware of any transaction during 2006 between our company and any related person with respect to which these procedures were not followed.

We do not have written policies regarding the employment of immediate family members of any of our related persons. Compensation and benefits for all of our employees, including employees who are immediate family members of any of our related persons, is established in accordance with our employment and compensation practices applicable to employees with equivalent qualifications and responsibilities who hold similar positions.

Financial Arrangements with AXA Affiliates

The General Partner has, in its reasonable and good faith judgment (based on its knowledge of, and inquiry with respect to, comparable arrangements with or between unaffiliated parties), approved the following arrangements with AXA Equitable and its affiliates as being comparable to, or more favorable to AllianceBernstein than, those that would prevail in a transaction with an unaffiliated party.

The following tables summarize transactions between AllianceBernstein and related persons during 2006. The first table summarizes services we provide to related persons, and the second table summarizes services our related persons provide to us:

Parties(1)	General Description of Relationship	Amounts Received or Accrued for in 2006
EQAT, AXA Enterprise Trust and AXA Premier VIP Trust	We serve as sub-adviser to these open-end mutual funds, each of which is sponsored by a subsidiary of AXA Financial.	$79,376,000
AXA Asia Pacific(2)	We provide investment management services.	$39,225,000
AXA Equitable(2)
We provide investment management services and ancillary accounting, valuation, reporting, treasury, and other services to the general and separate accounts of AXA Equitable and its insurance company subsidiaries.
		$35,871,000 (of which $272,000 relates to the ancillary services)
MONY Life Insurance Company and its subsidiaries(2)(3)	We provide investment management services and ancillary accounting services.	$9,628,000 (of which $150,000 relates to the ancillary services)
AXA Group Life Insurance	We provide investment management services.	$7,688,000
AXA Sun Life(2)	We provide investment management services.	$3,657,000
AXA U.K. Group Pension Scheme	We provide investment management services.	$2,924,000
AXA Rosenberg Investment Management Asia Pacific(2)	We provide investment management services.	$2,177,000
AXA (Canada)(2)	We provide investment management services.	$2,170,000
AXA Corporate Solutions(2)	We provide investment management services.	$937,000
AXA France(2)	We provide investment management services.	$509,000
AXA Reinsurance Company(2)	We provide investment management services.	$487,000
AXA Investment Managers Limited(2)	We provide investment management services.	$314,000
AXA Foundation, Inc., a subsidiary of AXA Financial	We provide investment management services.	$180,000
Various AXA subsidiaries	We provide investment management services.	$235,000

____________
(1)	AllianceBernstein is a party to each transaction.
(2)	This entity is a subsidiary of AXA. AXA is an indirect parent of AllianceBernstein.
(3)	Subsidiaries include MONY Life Insurance Company of America and U.S. Financial Life Insurance Company.

Parties(1)(2)	General Description of Relationship	Amounts Paid or Accrued for in 2006
AXA Advisors	AXA Advisors distributes certain of our Retail Products.	$5,708,000
AXA Equitable	AXA Equitable provides certain data processing services and related functions.	$3,725,000
AXA Equitable	We are covered by various insurance policies maintained by AXA Equitable.	$3,139,000
AXA Business Services	AXA Business Services provides data processing services and support for certain investment operations functions.	$1,060,000
GIE Informatique AXA (“GIE”)	GIE provides cooperative technology development and procurement services to us and to various other subsidiaries of AXA.	$891,000
AXA Advisors	AXA Advisors sells shares of our mutual funds under Distribution Services and Educational Support agreements.	$772,000
AXA Technology Services India Pvt. Ltd.	AXA Technology Services India Pvt. Ltd. provides certain data processing services and functions.	$763,000

____________
(1)	AllianceBernstein is a party to each transaction.
(2)	Each entity is a subsidiary of AXA. AXA is an indirect parent of AllianceBernstein.

Additional Transactions with Related Persons

On February 1, 2001, AllianceBernstein and AXA Asia Pacific entered into a Subscription and Shareholders Agreement under which they established two investment management companies in Australia and New Zealand named AllianceBernstein Australia Limited and AllianceBernstein New Zealand Limited, respectively. AXA Asia Pacific and AllianceBernstein each own fifty percent (50%) of the equity of each company and have equal representation on the boards. These companies currently manage approximately $49.4 billion in client assets, and earned $61.1 million in management fees in 2006.

AXA Advisors was our ninth largest distributor of U.S. Funds in 2006, for which we paid AXA Advisors sales concessions on sales of $524 million. Various subsidiaries of AXA distribute certain of our Non-U.S. Funds, for which such entities received aggregate distribution payments of approximately $427,000 in 2006.

AXA Equitable and its affiliates are not obligated to provide funds to us, except for ACMC Inc.’s and the General Partner’s obligation to fund certain of our deferred compensation and employee benefit plan obligations. ACMC Inc. and the General Partner are obligated, subject to certain limitations, to make capital contributions to AllianceBernstein in an amount equal to the payments AllianceBernstein is required to make as deferred compensation under the employment agreements entered into in connection with AXA Equitable’s 1985 acquisition of Donaldson, Lufkin and Jenrette Securities Corporation (now part of Credit Suisse First Boston LLC) as well as obligations of AllianceBernstein to various employees and their beneficiaries under AllianceBernstein’s Capital Accumulation Plan. In 2006, ACMC Inc. made capital contributions to AllianceBernstein in the amount of approximately $4.3 million in respect of these obligations. ACMC Inc.’s obligations to make these contributions are guaranteed by Equitable Holdings, LLC (a wholly-owned subsidiary of AXA Equitable), subject to certain limitations. All tax deductions with respect to these obligations, to the extent funded by ACMC Inc., the General Partner, or Equitable Holdings, LLC, will be allocated to ACMC Inc. or the General Partner.

Arrangements with Immediate Family Members of Related Persons

Two of our executive officers, one of whom is also a director, have immediate family members whom we employ. We established the compensation and benefits of each such family member in accordance with our employment and compensation practices applicable to employees with equivalent qualifications and responsibilities who hold similar positions. These employees are three of our 4,914 employees.

Gerald M. Lieberman’s daughter, Andrea L. Feldman, is employed in AllianceBernstein Institutional Investments and received 2006 compensation of $130,000 (salary and bonus). Mr. Lieberman’s son-in-law, Jonathan H. Feldman, the spouse of Andrea L. Feldman, is employed in Retail Services and received 2006 compensation of $225,000 (salary and bonus). Gerald M. Lieberman is Director of the General Partner and the President and Chief Operating Officer of AllianceBernstein.

James G. Reilly’s brother, Michael J. Reilly, is a U.S. Large Cap Growth portfolio manager and received 2006 compensation of $2,617,000 (salary, bonus, and deferred compensation). James G. Reilly is an Executive Vice President of AllianceBernstein and our U.S. Large Cap Growth team leader.

Item 14.	Principal Accountant Fees and Services

The following table presents fees for professional audit services rendered by PricewaterhouseCoopers LLP (“PwC”) for the audit of AllianceBernstein’s and Holding’s annual financial statements for 2006, and fees for other services rendered by PwC ($ in thousands):

	2006
	Domestic	International	Total
Audit Fees(1)	$6,319	$1,356	$7,675
Audit Related Fees(2)	1,300	782	2,082
Tax Fees(3)	1,309	361	1,670
All Other Fees(4)	27	30	57
Total	$8,955	$2,529	$11,484

____________
(1)	Includes $175,000 in respect of audit services for Holding.
(2)	Audit related fees consist principally of fees for audits of financial statements of certain employee benefit plans, internal control reviews, and accounting consultation.
(3)	Tax fees consist of fees for tax consultation and tax compliance services.
(4)	All other fees in 2006 consisted of miscellaneous non-audit services.

The following table presents fees for professional audit services rendered by KPMG LLP for the audit of AllianceBernstein’s and Holding’s annual financial statements for 2005, and fees for other services rendered by KPMG LLP ($ in thousands):

	2005
	Domestic	International	Total
Audit Fees(1)	$6,222	$1,051	$7,273
Audit Related Fees(2)	712	588	1,300
Tax Fees(3)	524	326	850
All Other Fees(4)	6	—	6
Total	$7,464	$1,965	$9,429

____________
(1)	Includes $127,000 in respect of audit services for Holding.
(2)	Audit related fees consist principally of fees for audits of financial statements of certain employee benefit plans, Sarbanes-Oxley Section 404 documentation assistance and internal control reviews.
(3)	Tax fees consist of fees for tax consultation and tax compliance services.
(4)	All other fees consisted of miscellaneous non-audit services.

On November 9, 2005, the Audit Committee adopted a policy to pre-approve audit and non-audit service engagements with the independent registered public accounting firm. This policy was revised on August 3, 2006. The independent registered public accounting firm is to provide annually a comprehensive and detailed schedule of each proposed audit and non-audit service to be performed. The Audit Committee then affirmatively indicates its approval of the listed engagements. Engagements that are not listed, but that are of similar scope and size to those listed and approved, may be deemed to be approved, if the fee for such service is less than $100,000.  In addition, the Audit Committee has delegated to its chairman the ability to approve any permissible non-audit engagement where the fees are expected to be less than $100,000.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	There is no document filed as part of this Form 10-K.

Financial Statement Schedules.

Attached to this Form 10-K is a schedule describing Valuation and Qualifying Account-Allowance for Doubtful Accounts for the three years ended December 31, 2006, 2005, and 2004. PwC’s report regarding the 2006 schedule and KPMG LLP’s report regarding the 2005 and 2004 schedules are also attached.

(b)	Exhibits.

The following exhibits required to be filed by Item 601 of Regulation S-K are filed herewith or incorporated by reference herein, as indicated:

Exhibit	Description
2.01
Agreement between Federated Investors, Inc. and Alliance Capital Management L.P. dated as of October 28, 2004 (incorporated by reference to Exhibit 2.1 to Form 10-Q for the quarterly period ended September 30, 2004, as filed November 8, 2004).

2.02
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

3.01	Amended and Restated Certificate of Limited Partnership dated February 24, 2006 of Holding (incorporated by reference to Exhibit 99.06 to Form 8-K, as filed February 24, 2006).

3.02
Amendment No. 1 dated February 24, 2006 to Amended and Restated Agreement of Limited Partnership of Holding (incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarterly period ended September 30, 2006, as filed November 8, 2006).

3.03
Amended and Restated Agreement of Limited Partnership dated October 29, 1999 of Alliance Capital Management Holding L.P. (incorporated by reference to Exhibit 3.2 to Form 10-K for the fiscal year ended December 31, 2003, as filed March 10, 2004).

3.04	Amended and Restated Certificate of Limited Partnership dated February 24, 2006 of AllianceBernstein (incorporated by reference to Exhibit 99.07 to Form 8-K, as filed February 24, 2006).

3.05
Amendment No. 1 dated February 24, 2006 to Amended and Restated Agreement of Limited Partnership of AllianceBernstein (incorporated by reference to Exhibit 3.2 to Form 10-Q for the quarterly period ended September 30, 2006, as filed November 8, 2006).

3.06
Amended and Restated Agreement of Limited Partnership dated October 29, 1999 of Alliance Capital Management L.P. (incorporated by reference to Exhibit 3.3 to Form 10-K for the fiscal year ended December 31, 2003, as filed March 10, 2004).

3.07	Certificate of Amendment to the Certificate of Incorporation of AllianceBernstein Corporation (incorporated by reference to Exhibit 99.08 to Form 8-K, as filed February 24, 2006).

3.08	AllianceBernstein Corporation By-Laws with amendments through February 24, 2006 (incorporated by reference to Exhibit 99.09 to Form 8-K, as filed February 24, 2006).

10.01	Amended and Restated AllianceBernstein Partners Compensation Plan.

10.02	Amended and Restated 1997 Long Term Incentive Plan.

10.03	Form of Award Agreement under the Amended and Restated AllianceBernstein Partners Compensation Plan.

10.04	Forms of Award Agreement under the Special Option Program.

10.05	Form of Award Agreement under the AllianceBernstein Commission Substitution Plan.

10.06	Form of Award Agreement under the AllianceBernstein L.P. Financial Advisor Wealth Accumulation Plan.

10.07	Amendment and Restatement of the Profit Sharing Plan for Employees of AllianceBernstein L.P., as amended through November 30, 2006.

10.08	Amendment and Restatement of the Retirement Plan for Employees of AllianceBernstein L.P., as amended through November 30, 2006.

10.09	Guidelines for Transfer of AllianceBernstein L.P. Units and AllianceBernstein L.P. Policy Regarding Partners’ Requests for Consent to Transfer of Limited Partnership Interests to Third Parties.

10.10	Letter Agreement entered into by Lewis A. Sanders and AllianceBernstein L.P. on October 26, 2006 (incorporated by reference to Exhibit 99.31 to Form 8-K, as filed October 31, 2006).

10.11
Amended and Restated Commercial Paper Dealer Agreement, dated as of May 3, 2006 (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarterly period ended March 31, 2006, as filed May 8, 2006).

10.12
Amended and Restated Issuing and Paying Agency Agreement, dated as of May 3, 2006 (incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarterly period ended March 31, 2006, as filed May 8, 2006).

10.13
Revolving Credit Facility dated as of February 17, 2006 among AllianceBernstein, as Borrower, Bank of America, N.A., as Administrative Agent, Banc of America Securities LLC, as Arranger, Citibank N.A. and The Bank of New York, as Co-Syndication Agents, Deutsche Bank Securities Inc. and JPMorgan Chase Bank, N.A., as Co-Documentation Agents, and The Various Financial Institutions Whose Names Appear on the Signature Pages as “Banks” (incorporated by reference to Exhibit 10.1 to Form 10-K for the fiscal year ended December 31, 2005, as filed February 24, 2006).

10.14
AllianceBernstein Commission Substitution Plan, as amended and restated as of January 1, 2005 (incorporated by reference to Exhibit 10.5 to Form 10-K for the fiscal year ended December 31, 2005, as filed February 24, 2006).

10.15	AllianceBernstein L.P. Financial Advisor Wealth Accumulation Plan effective August 1, 2005 (incorporated by reference to Exhibit 99.3 to Form S-8, as filed August 5, 2005).

10.16	Investment Advisory and Management Agreement for MONY Life (incorporated by reference to Exhibit 10.4 to Form 10-K for the fiscal year ended December 31, 2004, as filed March 15, 2005).

10.17
Investment Advisory and Management Agreement for the General Account of AXA Equitable (incorporated by reference to Exhibit 10.5 to Form 10-K for the fiscal year ended December 31, 2004, as filed March 15, 2005).

10.18
Summary of AllianceBernstein L.P.’s Lease at 1345 Avenue of the Americas, New York, New York 10105 (incorporated by reference to Exhibit 10.3 to Form 10-K for the fiscal year ended December 31, 2003, as filed March 10, 2004).

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

10.27	AllianceBernstein L.P. Century Club Plan (incorporated by reference to Exhibit 4.3 to Form S-8, as filed July 12, 1993).

10.28	Alliance Capital Accumulation Plan (incorporated by reference to Exhibit 10.11 to Form 10-K for the fiscal year ended December 31, 1988, as filed March 31, 1989).

12.01	AllianceBernstein Consolidated Ratio of Earnings to Fixed Charges in respect of the years ended December 31, 2006, 2005, and 2004.

21.01	Subsidiaries of AllianceBernstein.

23.01	Consent of PricewaterhouseCoopers LLP.

23.02	Consent of KPMG LLP.

31.01	Certification of Mr. Sanders furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Mr. Joseph furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01
Certification of Mr. Sanders furnished for the purpose of complying with Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02
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

ALLIANCEBERNSTEIN L.P.

Date: February 27, 2007	By:	/s/ Lewis A. Sanders
Lewis A. Sanders
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: February 27, 2007	/s/ Robert H. Joseph, Jr.
Robert H. Joseph, Jr.
Senior Vice President and Chief Financial Officer

/s/ Edward J. Farrell
Date: February 27, 2007	Edward J. Farrell
Senior Vice President and Chief Accounting Officer

DIRECTORS

/s/ Lewis A. Sanders	/s/ Weston M. Hicks
Lewis A. Sanders	Weston M. Hicks
Chairman of the Board	Director

/s/ Dominique Carrel-Billiard	/s/ Gerald M. Lieberman
Dominique Carrel-Billiard	Gerald M. Lieberman
Director	Director

/s/ Christopher M. Condron	/s/ Lorie A. Slutsky
Christopher M. Condron	Lorie A. Slutsky
Director	Director

/s/ Henri de Castries	/s/ A.W. (Pete) Smith, Jr.
Henri de Castries	A.W. (Pete) Smith, Jr.
Director	Director

/s/ Denis Duverne	/s/ Peter J. Tobin
Denis Duverne	Peter J. Tobin
Director	Director

/s/ Peter Etzenbach
Peter Etzenbach
Director

SCHEDULE II
AllianceBernstein L.P.
Valuation and Qualifying Account - Allowance for Doubtful Accounts
For the Three Years Ending December 31, 2006, 2005 and 2004

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions		Balance at End of Period
	(in thousands)

For the year ended December 31, 2004	$2,922	$-	$1,215	(a)	$1,707

For the year ended December 31, 2005	$1,707	$55	$823	(b)	$939

For the year ended December 31, 2006	$939	$251	$77	(c)	$1,113

(a) Includes accounts written-off as uncollectible of $1,115 and reduction of allowance balance of $100.
(b) Includes accounts written-off as uncollectible of $123 and reduction of allowance balance of $700.
(c) Includes accounts written-off as uncollectible of $93 and a net addition to the allowance balance of $16.

Report of Independent Registered Public Accounting Firm on
Financial Statement Schedule

To the Board of Directors
of AllianceBernstein L.P.

Our audits of the consolidated financial statements, of management’s assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated February 27, 2007 appearing in the 2006 Annual Report to Shareholders of AllianceBernstein L.P. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in Item 15(a) of this Form 10-K. In our opinion, based on our audits and the report of other auditors, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
New York, New York
February 27, 2007

Report of Independent Registered Public Accounting Firm

The General Partner and Unitholders
AllianceBernstein L.P.:

Under date of February 24, 2006, we reported on the consolidated statement of financial condition of AllianceBernstein L.P. and subsidiaries (“AllianceBernstein”) as of December 31, 2005, and the related consolidated statements of income, changes in partners’ capital and comprehensive income and cash flows for each of the years in the two-year period ended December 31, 2005, which are included in this Form 10-K.  In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule referenced in Item 15 (a) of this Form 10-K.  This financial statement schedule is the responsibility of the General Partner’s management.  Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
New York, New York February 24, 2006