Form 10-Q
period 2007-03-31
ALLIANCEBERNSTEIN L.P.
filed 2007-05-04
CIK 1109448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

The number of units representing assignments of beneficial ownership of limited partnership interests outstanding as of March 31, 2007 was 259,553,209.

ALLIANCEBERNSTEIN L.P.

Index

Part I

FINANCIAL INFORMATION
Item 1.    Financial Statements
ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition
(in thousands)

	March 31, 2007	December 31, 2006
	(unaudited)

ASSETS
Cash and cash equivalents	$657,165	$692,658
Cash and securities segregated, at market (cost: $1,867,356 and $1,863,133)	1,868,566	1,863,957
Receivables, net:
Brokers and dealers	2,652,427	2,445,552
Brokerage clients	403,671	485,446
Fees, net	571,910	557,280
Investments	662,967	543,653
Furniture, equipment and leasehold improvements, net	300,652	288,575
Goodwill, net	2,893,029	2,893,029
Intangible assets, net	279,746	284,925
Deferred sales commissions, net	196,396	194,950
Other investments	255,900	203,950
Other assets	163,205	147,130
Total assets	$10,905,634	$10,601,105

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Payables:
Brokers and dealers	$761,588	$661,790
Brokerage clients	4,018,276	3,988,032
AllianceBernstein mutual funds	239,905	266,849
Accounts payable and accrued expenses	340,802	333,007
Accrued compensation and benefits	493,730	392,014
Debt	503,594	334,901
Minority interests in consolidated subsidiaries	109,219	53,515
Total liabilities	6,467,114	6,030,108

Commitments and contingencies (See Note 5)

Partners’ capital:
General Partner	45,122	46,416
Limited partners: 259,553,209 and 259,062,014 units issued and outstanding	4,480,353	4,584,200
Capital contributions receivable from General Partner	(29,108)	(29,590)
Deferred compensation expense	(92,667)	(63,196)
Accumulated other comprehensive income	34,820	33,167
Total partners’ capital	4,438,520	4,570,997
Total liabilities and partners’ capital	$10,905,634	$10,601,105

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Income
 (in thousands, except per unit amounts)
(unaudited)

	Three Months Ended March 31,
	2007	2006

Revenues:
Investment advisory and services fees	$775,487	$626,719
Distribution revenues	112,210	102,830
Institutional research services	98,956	95,767
Dividend and interest income	68,309	55,328
Investment gains (losses)	9,554	26,229
Other revenues	33,875	33,554
Total revenues	1,098,391	940,427
Less: Interest expense	54,055	44,759
Net revenues	1,044,336	895,668

Expenses:
Employee compensation and benefits	440,525	370,347
Promotion and servicing:
Distribution plan payments	77,710	71,045
Amortization of deferred sales commissions	24,715	26,381
Other	58,529	48,865
General and administrative	143,767	126,607
Interest on borrowings	7,482	7,431
Amortization of intangible assets	5,179	5,175
	757,907	655,851

Operating income	286,429	239,817

Non-operating income	4,199	3,451

Income before income taxes	290,628	243,268

Income taxes	22,927	15,695

Net income	$267,701	$227,573

Net income per unit:
Basic	$1.02	$0.88
Diluted	$1.01	$0.87

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2007	2006

Cash flows from operating activities:
Net income	$267,701	$227,573
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred sales commissions	24,716	26,381
Amortization of non-cash deferred compensation	12,558	11,934
Depreciation and other amortization	26,924	17,846
Other, net	(7,519)	(22,714)
Changes in assets and liabilities:
(Increase) decrease in segregated cash and securities	(4,609)	91,004
(Increase) in receivable from brokers and dealers	(206,239)	(288,461)
Decrease in receivable from brokerage clients	82,258	40,864
(Increase) in fees receivable, net	(12,584)	(30,772)
(Increase) in trading investments	(141,113)	(179,534)
(Increase) in deferred sales commissions	(26,161)	(29,816)
(Increase) decrease in other investments	(26,932)	8,784
(Increase) decrease in other assets	(15,461)	5,371
Increase in payable to brokers and dealers	99,541	177,550
Increase in payable to brokerage clients	29,688	217,930
(Decrease) increase in payable to AllianceBernstein mutual funds	(26,944)	15,564
Increase in accounts payable and accrued expenses	60,632	11,740
Increase in accrued compensation and benefits	101,349	103,301
Net cash provided by operating activities	237,805	404,545

Cash flows from investing activities:
Purchases of investments	(15,699)	(32,874)
Proceeds from sales of investments	21,487	252
Additions to furniture, equipment and leasehold improvements	(26,921)	(20,922)
Net cash used in investing activities	(21,133)	(53,544)

Cash flows from financing activities:
Issuance of commercial paper, net	161,446	38,068
Cash distributions to General Partner and unitholders	(419,093)	(290,776)
Capital contributions from General Partner	812	767
Additional investment by Holding with proceeds from exercise of compensatory options to buy Holding Units	17,508	39,855
Purchases of Holding Units to fund deferred compensation plans, net	(14,060)	(16,115)
Net cash used in financing activities	(253,387)	(228,201)

Effect of exchange rate changes on cash and cash equivalents	1,222	(1,013)

Net (decrease) increase in cash and cash equivalents	(35,493)	121,787
Cash and cash equivalents as of beginning of period	692,658	654,168
Cash and cash equivalents as of end of period	$657,165	$775,955

Non-cash financing activities:

Additional investment by Holding through issuance of Holding Units in exchange for cash awards made under the Partners Compensation Plan	$—	$47,161

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2007
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

These statements should be read in conjunction with AllianceBernstein’s audited consolidated financial statements included in AllianceBernstein’s Form 10-K for the year ended December 31, 2006.

1.	Organization and Business Description

AllianceBernstein provides research, diversified investment management, and related services globally to a broad range of clients. Its principal services include:

•
Institutional Investment Services – servicing institutional investors, including unaffiliated corporate and public employee pension funds, endowment funds, domestic and foreign institutions and governments, and affiliates such as AXA and certain of its insurance company subsidiaries, by means of separately managed accounts, sub-advisory relationships, structured products, group trusts, mutual funds (sponsored by AllianceBernstein or our affiliated joint ventures companies), and other investment vehicles.

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

•
Institutional Research Services – servicing institutional investors desiring institutional research services including in-depth independent, fundamental research, portfolio strategy, trading, and brokerage-related services.

We also provide distribution, shareholder servicing, and administrative services to our sponsored mutual funds.

We provide a broad range of investment services with expertise in:

•	Value equities, generally targeting stocks that are out of favor and that may trade at bargain prices;

•	Growth equities, generally targeting stocks with under-appreciated growth potential;

•	Fixed income securities, including both taxable and tax-exempt securities;

•	Passive management, including both index and enhanced index strategies; and

•	Blend strategies, combining style pure investment components with systematic rebalancing.

We manage these services using various investment disciplines, including market capitalization (e.g., large-, mid-, and small-cap equities), term (e.g., long-, intermediate-, and short-duration debt securities), and geographic location (e.g., U.S., international, global, and emerging markets), as well as local and regional disciplines in major markets around the world.

Our high-quality, in-depth fundamental research is the foundation of our business.  Our research disciplines include fundamental research, quantitative research, economic research, and currency forecasting capabilities.  In addition,  we have created several specialist research units, including one unit that examines global strategic changes that can affect multiple industries and geographies, and another dedicated to identifying potentially successful innovation within early-stage companies.

Index

As of March 31, 2007, AXA, a société anonyme organized under the laws of France and the holding company for an international group of insurance and related financial services companies, AXA Financial, Inc. (an indirect wholly-owned subsidiary of AXA, “AXA Financial”), AXA Equitable Life Insurance Company (a wholly-owned subsidiary of AXA Financial, “AXA Equitable”), and certain subsidiaries of AXA Financial, collectively referred to as “AXA and its subsidiaries”, owned approximately 1.7% of the issued and outstanding Holding Units.

As of March 31, 2007, the ownership structure of AllianceBernstein, as a percentage of general and limited partnership interests, was as follows:

AXA and its subsidiaries	62.7%
Holding	32.9
SCB Partners Inc. (a wholly-owned subsidiary of SCB Inc.; formerly known as Sanford C. Bernstein Inc.)	3.1
Other	1.3
100.0%

AllianceBernstein Corporation (an indirect wholly-owned subsidiary of AXA, “General Partner”) is the general partner of both Holding and AllianceBernstein. AllianceBernstein Corporation owns 100,000 general partnership units in Holding and a 1% general partnership interest in AllianceBernstein. Including the general partnership interests in AllianceBernstein and Holding, and their equity interest in Holding, as of March 31, 2007, AXA and its subsidiaries had an approximate 63.3% economic interest in AllianceBernstein.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The interim condensed consolidated financial statements of AllianceBernstein included herein have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the interim results, have been made. The preparation of the condensed consolidated financial statements requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the interim reporting periods. Actual results could differ from those estimates. The December 31, 2006 condensed consolidated statement of financial condition was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Principles of Consolidation

The condensed consolidated financial statements include AllianceBernstein and its majority-owned and/or controlled subsidiaries. All significant inter-company transactions and balances among the consolidated entities have been eliminated.

The equity method of accounting is used for unconsolidated joint ventures and, in accordance with Emerging Issues Task Force D-46, “Accounting for Limited Partnership Investments”, for investments made in limited partnership hedge funds that we sponsor and manage. The investments are included in “other investments” on the condensed consolidated statements of financial position and the related investment income and gains and losses are included in “other revenues” on the condensed consolidated statements of income.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentation. These include the reclassification of gains on dispositions (previously included in other revenues) to non-operating income in the condensed consolidated statements of income, and certain reclassifications within operating cash flow related to deferred compensation.

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

Index

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

On April 25, 2007, the General Partner declared a distribution of $264.8 million, or $1.01 per AllianceBernstein Unit, representing the distribution of Available Cash Flow for the three months ended March 31, 2007. The General Partner, as a result of its 1% general partnership interest, is entitled to receive 1% of each quarterly distribution. The distribution is payable on May 17, 2007 to holders of record as of May 7, 2007.

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

In accordance with Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets”, we test goodwill at least annually, as of September 30, for impairment. As of September 30, 2006, the impairment test indicated that goodwill was not impaired. Also, as of March 31, 2007, management believes that goodwill was not impaired.

Intangible Assets, Net

Intangible assets consist primarily of costs assigned to investment management contracts of SCB Inc., less accumulated amortization. Intangible assets are being amortized over the estimated useful life of approximately 20 years. The gross carrying amount and accumulated amortization of intangible assets subject to amortization totaled $414.3 million and $134.6 million as of March 31, 2007, respectively. Amortization expense was $5.2 million for each of the three months ended March 31, 2007 and 2006, and estimated annual amortization expense for each of the next five years is approximately $20.7 million. Management tests intangible assets for impairment quarterly. As of March 31, 2007, management believes that intangible assets were not impaired.

Index

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

Institutional research services revenue consists of brokerage transaction charges received by Sanford C. Bernstein & Co. (“SCB LLC”) and Sanford C. Bernstein Limited (“SCBL”), both wholly-owned subsidiaries of AllianceBernstein, for in-depth research and brokerage-related services provided to institutional investors. Brokerage transaction charges earned and related expenses are recorded on a trade date basis. Distribution revenues, shareholder servicing fees, and interest income are accrued as earned.

Deferred Compensation Plans

We maintain several unfunded, non-qualified deferred compensation plans under which annual awards to employees are generally made in the fourth quarter. Participants allocate their awards among notional investments in Holding Units, certain of the investment services we provide to our clients, or a money market fund, or investments in options to buy Holding Units. We typically purchase the investments that are notionally elected by the participants and hold such investments, which are classified as trading securities, in a consolidated rabbi trust. Vesting periods for annual awards range from four years to immediate, depending on the terms of the individual awards, the age of the participants, or in the case of our Chairman and CEO, the terms of his employment agreement (filed as Exhibit 99.31 to Form 8-K, as filed October 31, 2006). Upon vesting, awards are distributed to participants unless they have made a voluntary long-term election to defer receipt. Quarterly cash distributions on unvested Holding Units for which a long-term deferral election has not been made are paid currently to participants. Quarterly cash distributions on notional investments of Holding Units and income credited on notional investments in our investment services or the money market fund for which a long-term deferral election has been made are reinvested and distributed as elected by participants.

Index

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

As of March 31, 2007, we have significant variable interests in certain structured products and hedge funds with approximately $205.3 million in client assets under management. However, these variable interest entities do not require consolidation because management has determined that we are not the primary beneficiary. Our maximum exposure to loss in these entities is limited to our investments of $0.1 million in these entities.

3.	Cash and Securities Segregated Under Federal Regulations and Other Requirements

As of March 31, 2007, $1.9 billion of United States Treasury Bills were segregated in a special reserve bank custody account for the exclusive benefit of brokerage customers of SCB LLC under Rule 15c3-3 of the Securities Exchange Act of 1934, as amended (“Exchange Act”). During the first week of April 2007, we deposited an additional $0.3 billion in United States Treasury Bills in a special account pursuant to Rule 15c3-3 requirements.

Index

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

	Three Months Ended
	3/31/07	3/31/06
	(in thousands, except per unit amounts)

Net income	$267,701	$227,573

Weighted average units outstanding - basic	259,338	256,820
Dilutive effect of compensatory options	2,102	2,195
Weighted average units outstanding - diluted	261,440	259,015

Basic net income per unit	$1.02	$0.88
Diluted net income per unit	$1.01	$0.87

As of March 31, 2007, we excluded 1,669,205 out-of-the-money options (i.e., options with an exercise price greater than the weighted average closing price of a unit for the relevant period) from the diluted net income per unit computation due to their anti-dilutive effect. As of March 31, 2006, there were no out-of-the-money options.

5.	Commitments and Contingencies

Deferred Sales Commission Asset

Payments of sales commissions made by AllianceBernstein Investments, Inc. (“AllianceBernstein Investments”), a wholly-owned subsidiary of AllianceBernstein, to financial intermediaries in connection with the sale of back-end load shares under our mutual fund distribution system (“the System”) are capitalized as deferred sales commissions (“deferred sales commission asset”) and amortized over periods not exceeding five and one-half years for U.S. fund shares and four years for non-U.S. fund shares, the periods of time during which the deferred sales commission asset is expected to be recovered. CDSC cash recoveries are recorded as reductions of unamortized deferred sales commissions when received. The amount recorded for the net deferred sales commission asset was $196.4 million as of March 31, 2007. Payments of sales commissions made by AllianceBernstein Investments to financial intermediaries in connection with the sale of back-end load shares under the System, net of CDSC received of $7.6 million and $6.0 million, totaled approximately $26.2 million and $29.8 million during the three months ended March 31, 2007 and 2006, respectively.

Management tests the deferred sales commission asset for recoverability quarterly. Significant assumptions utilized to estimate the company’s future average assets under management and undiscounted future cash flows from back-end load shares include expected future market levels and redemption rates. Market assumptions are selected using a long-term view of expected average market returns based on historical returns of broad market indices. As of March 31, 2007, management used average market return assumptions of 5% for fixed income and 8% for equity to estimate annual market returns. Higher actual average market returns would increase undiscounted future cash flows, while lower actual average market returns would decrease undiscounted future cash flows. Future redemption rate assumptions range from 23% to 25%  for U.S. fund shares and 22% to 33% for non-U.S. fund shares, determined by reference to actual redemption experience over the five-year, three-year, one-year and current periods ended March 31, 2007, calculated as a percentage of the company’s average assets under management represented by back-end load shares. An increase in the actual rate of redemptions would decrease undiscounted future cash flows, while a decrease in the actual rate of redemptions would increase undiscounted future cash flows. These assumptions are reviewed and updated quarterly. Estimates of undiscounted future cash flows and the remaining life of the deferred sales commission asset are made from these assumptions and the aggregate undiscounted future cash flows are compared to the recorded value of the deferred sales commission asset. As of March 31, 2007, management determined that the deferred sales commission asset was not impaired. If management determines in the future that the deferred sales commission asset is not recoverable, an impairment condition would exist and a loss would be measured as the amount by which the recorded amount of the asset exceeds its estimated fair value. Estimated fair value is determined using management’s best estimate of future cash flows discounted to a present value amount.

Index

During the three months ended March 31, 2007, U.S. equity markets increased by approximately 0.6% as measured by the total return of the Standard & Poor’s 500 Stock Index and U.S. fixed income markets increased by approximately 1.5% as measured by the change in the Lehman Brothers’ Aggregate Bond Index. The redemption rate for domestic back-end load shares was approximately 22.8% during the three months ended March 31, 2007. Non-U.S. capital markets increases ranged from 2.3% to 4.1% as measured by the MSCI World, Emerging Market and EAFE Indices. The redemption rate for non-U.S. back-end load shares was 33.0% during the three months ended March 31, 2007. Declines in financial markets or higher redemption levels, or both, as compared to the assumptions used to estimate undiscounted future cash flows, as described above, could result in the impairment of the deferred sales commission asset. Due to the volatility of the capital markets and changes in redemption rates, management is unable to predict whether or when a future impairment of the deferred sales commission asset might occur. Any impairment would reduce materially the recorded amount of the deferred sales commission asset with a corresponding charge to earnings.

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

Market Timing-related Matters

On October 2, 2003, a purported class action complaint entitled Hindo, et al. v. AllianceBernstein Growth & Income Fund, et al. (“Hindo Complaint”) was filed against AllianceBernstein, Holding, the General Partner, AXA Financial, the AllianceBernstein-sponsored mutual funds (“U.S. Funds”) that are registered under the Investment Company Act of 1940, as amended (“Investment Company Act”), the registrants and issuers of those funds, certain officers of AllianceBernstein (“AllianceBernstein defendants”), and certain unaffiliated defendants, as well as unnamed Doe defendants. The Hindo Complaint was filed in the United States District Court for the Southern District of New York by alleged shareholders of two of the U.S. Funds. The Hindo Complaint alleges that certain of the AllianceBernstein defendants failed to disclose that they improperly allowed certain hedge funds and other unidentified parties to engage in “late trading” and “market timing” of U.S. Fund securities, violating Sections 11 and 15 of the Securities Act of 1933, as amended, Sections 10(b) and 20(a) of the Exchange Act, and Sections 206 and 215 of the Investment Advisers Act of 1940, as amended (“Advisers Act”). Plaintiffs seek an unspecified amount of compensatory damages and rescission of their contracts with AllianceBernstein, including recovery of all fees paid to AllianceBernstein pursuant to such contracts.

Following October 2, 2003, additional lawsuits making factual allegations generally similar to those in the Hindo Complaint were filed in various federal and state courts against AllianceBernstein and certain other defendants. All state court actions against AllianceBernstein either were voluntarily dismissed or removed to federal court. On February 20, 2004, the Judicial Panel on Multidistrict Litigation transferred all federal actions to the United States District Court for the District of Maryland (“Mutual Fund MDL”). On September 29, 2004, plaintiffs filed consolidated amended complaints with respect to four claim types: mutual fund shareholder claims; mutual fund derivative claims; derivative claims brought on behalf of Holding; and claims brought under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”) by participants in the Profit Sharing Plan for Employees of AllianceBernstein. All four complaints included substantially identical factual allegations, which appear to be based in large part on the Order of the SEC dated December 18, 2003 (as amended and restated January 15, 2004, “SEC Order”) and the New York State Attorney General Assurance of Discontinuance dated September 1, 2004 (“NYAG AoD”).

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

Index

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

We maintain a qualified, noncontributory, defined benefit retirement plan (“Retirement Plan”) covering current and former employees who were employed by AllianceBernstein in the United States prior to October 2, 2000. Benefits are based on years of credited service, average final base salary and primary Social Security benefits. Our policy is to satisfy our funding obligation for each year in an amount not less than the minimum required by ERISA and not greater than the maximum amount we deduct for federal income tax purposes.

In April 2007, we contributed $1.3 million to the Retirement Plan and currently intend to contribute an additional $2.4 million to the Retirement Plan later this year. Contribution estimates, which are subject to change, are based on regulatory requirements, future market conditions and assumptions used for actuarial computations of the Retirement Plan’s obligations and assets. Management, at the present time, is unable to determine the amount, if any, of additional future contributions that may be required.

Net expense under the retirement plan was comprised of:

	Three Months Ended March 31,
	2007	2006
	(in thousands)

Service cost	$993	$1,127
Interest cost on projected benefit obligations	1,231	1,167
Expected return on plan assets	(1,075)	(948)
Amortization of prior service credit	(15)	(15)
Amortization of transition asset	(36)	(36)
Recognized actuarial loss	—	99
Net pension charge	$1,098	$1,394

7.	Income Taxes

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

Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48 (“FIN No. 48”), “Accounting for Uncertainty in Income Taxes”, an interpretation of FASB Statement No. 109.  FIN No. 48 requires that the effects of a tax position be recognized in the financial statements only if, as of the reporting date, it is “more likely than not” to be sustained based solely on its technical merits.  In making this assessment, a company must assume that the taxing authority will examine the tax position and have full knowledge of all relevant information.  As a result, we recognized a $442,000 decrease in the liability for unrecognized tax benefits, which was accounted for as a cumulative-effect adjustment to the January 1, 2007 balance of partners’ capital.  The adjustment reflects the difference between the net amount of liabilities recognized in our consolidated statement of financial position prior to the application of FIN No. 48 and the net amount of liabilities recognized as a result of applying the provisions of FIN No. 48.  As of January 1, 2007, the balance of unrecognized tax benefits was $17.9 million.  There have been no material changes to this balance during the first quarter of 2007.  All unrecognized tax benefits, if recognized, would be recorded in the income tax provision and affect the effective tax rate.

Index

Interest and penalties, if any, relating to tax positions are recorded in income tax expense on the consolidated statements of income. The total amount of accrued interest recorded on the consolidated statement of financial condition as of January 1, 2007, the date of adoption of FIN No. 48, is $1.7 million. There were no accrued penalties as of January 1, 2007.

The company is no longer subject to U.S federal, or state and local income tax examinations by tax authorities for years before 2003. The Internal Revenue Service (“IRS”) commenced an examination of our domestic corporate subsidiaries’ federal tax returns for 2003 and 2004 in the second quarter of 2006 that is anticipated to be completed within 12 months. In addition, an examination of the partnership’s New York City tax returns for 2003 through 2005 will commence in the second quarter of 2007.  Subject to the results of the examinations, the statute of limitations will expire for the tax year 2003 resulting in the possible recognition of previously established unrecognized tax benefits of approximately $7.5 million over the next 12 months.

We currently have no income tax examinations at our significant non-U.S. subsidiaries. Years that remain open and may be subject to examination vary under local law, and range from one to seven years.

8.	Accounting Pronouncements

In September 2006, FASB issued SFAS No. 157 (“SFAS No. 157”), “Fair Value Measurements”. Among other requirements, SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. In February 2007, FASB issued SFAS No. 159 (“SFAS No. 159”), “Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 expands the use of fair value measurement by permitting entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Both SFAS No. 157 and SFAS No. 159 are effective beginning the first fiscal year that begins after November 15, 2007.  We are required to adopt both standards on January 1, 2008. We are currently evaluating the impact these pronouncements will have on our consolidated financial statements.

Index

Report of Independent Registered Public Accounting Firm

To the General Partner and Unitholders
AllianceBernstein L.P.

We have reviewed the accompanying condensed consolidated statement of financial condition of AllianceBernstein L.P. and its subsidiaries (“AllianceBernstein”) as of March 31, 2007, and the related condensed consolidated statements of income and cash flows for each of the three-month periods ended March 31, 2007 and March 31, 2006. These interim financial statements are the responsibility of the management of AllianceBernstein Corporation, the General Partner.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition as of December 31, 2006, and the related consolidated statements of income, changes in partners’ capital and comprehensive income and cash flows for the year then ended, management’s assessment of the effectiveness of AllianceBernstein’s internal control over financial reporting as of December 31, 2006 and the effectiveness of AllianceBernstein’s internal control over financial reporting as of December 31, 2006 and in our report dated February 27, 2007, we expressed unqualified opinions thereon. The consolidated financial statements and management’s assessment of the effectiveness of internal control over financial reporting referred to above are not presented herein. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial condition as of December 31, 2006 is fairly stated in all material respects in relation to the consolidated statement of financial condition from which it has been derived.

/s/ PricewaterhouseCoopers LLP
New York, New York
May 4, 2007

Index

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Although U.S. capital markets were up modestly during the first quarter of 2007, with better performance outside the U.S., a steep plunge in Chinese stocks coupled with concerns over weaknesses in the U.S. housing and sub-prime mortgage markets triggered market volatility throughout the quarter.  This volatility reminds us why research-driven stock selection and broad diversification across geographies, asset classes, and investing styles remain the best strategies to achieve long-term investment success.

Our value and growth equities services generally underperformed their respective benchmarks while our fixed income services outperformed, with particular strength in certain of our retail services. However, longer-term relative returns of many of our value equity services, especially global and international services, remain several hundred basis points above their respective benchmarks. Long-term returns in our growth services remain competitive, especially in our institutional product line. Net inflows were strong for the quarter at $13.3 billion and were positive across all distribution channels. Our organic growth rate (which excludes market movement, acquisitions, and dispositions) continues to track at a high single-digit annual rate.

At the end of the first quarter of 2007, Institutional Investment Services assets under management (“AUM”) were $468.4 billion, or 63.2% of our total AUM. The 2.9% increase in institutional AUM for the quarter was attributable to market appreciation of $7.7 billion and net inflows of $6.3 billion, as over 100 mandates were funded. Additionally, global and international services, in a continuing trend, comprised 79.0% of all new institutional assets in the quarter. And our pipeline of won but unfunded new institutional mandates remains substantial.

Retail Services AUM was $173.0 billion, or 23.3% of our total AUM at the end of the quarter. Net inflows and market appreciation contributed equally to the 3.6% quarterly increase in retail AUM.  The first quarter of 2007 marked the seventh consecutive quarter of positive net flows in our Retail Services channel, as a significant year-over-year increase in U.S. fund sales and market share was partially offset by weakness in non-U.S. sales. It is noteworthy that our Wealth Strategies services reached $10 billion in assets during the quarter, having been launched less than four years ago.

Private Client Services AUM crossed $100 billion, a milestone for this channel, to $100.3 billion, or 13.5% of our total AUM. These assets grew by 5.7% during the quarter, mostly the result of record net inflows, which were up 32.5% compared to March 31, 2006. Our continued focus on growing our Private Client AUM is evidenced by the addition of 17 financial advisors during the quarter in our U.S. and U.K. offices. Our global financial advisor staff now totals 315, a 15.8% increase since March 31, 2006.

Our Institutional Research Services recorded revenues of $99.0 million for the quarter – the second strongest quarter ever. This revenue increase of 3.3%, compared to the first quarter of 2006, was driven entirely by growth in our European business; U.S. revenues were down slightly from a strong first quarter of 2006. We continue to invest in our European franchise as the number of publishing analysts increased to 16 from nine in the first quarter of 2006. Lastly, our algorithmic trading platform remains on schedule for client rollout in Europe in the second half of 2007.

Overall, our first quarter 2007 financial performance was good, with net revenues growing by 16.6% and net income expanding by 17.6%. Earnings for the quarter were negatively impacted by unusually high severance and employee-related legal costs as well as additional costs associated with the class action recovery error that we described last quarter, which aggregated approximately $0.04 per unit.

As always, continued strength in our company’s financial performance is dependent on satisfying the goals and needs of our clients, as measured by superior investment returns and service, the achievement of which remains the primary focus of every employee. This is paramount in enabling us to achieve our goal of becoming the most admired investment firm in the world.

Earnings Guidance

Our earnings are becoming more seasonal, primarily due to the growing pool of AUM subject to performance fee arrangements and other factors, such as incentive compensation, affecting expense ratios. To clarify this point, we provided full year 2007 earnings guidance in our first quarter 2007 Earnings Release issued on April 25, 2007. We currently estimate that earnings of AllianceBernstein will be at levels that result in Holding’s full year 2007 earnings at approximately $4.65 - $5.00 per Unit, with the fourth quarter accounting for a disproportionate share of the total. This estimate assumes net asset inflows continuing at levels similar to recent rates, and equity and fixed income market returns at annual rates of 8% and 5%, respectively, for the balance of the year. It is important to stress that the firm’s earnings are subject to considerable uncertainty including, but not limited to, capital market volatility, the effect of which can be amplified by the aforementioned increase in assets under management subject to performance fee arrangements.  Earnings guidance should be evaluated in this context.

Index

Assets Under Management

Effective January 1, 2006, we transferred certain client accounts among distribution channels to reflect changes in the way we service these accounts (shown as transfers in the tables below).

Assets under management by distribution channel were as follows:

	As of March 31,
	2007	2006	$ Change	% Change
	(in billions)

Institutional Investment	$468.4	$389.9	$78.5	20.1%
Retail	173.0	145.9	27.1	18.6
Private Client	100.3	81.8	18.5	22.8
Total	$741.7	$617.6	$124.1	20.1

Assets under management by investment service were as follows:

	As of March 31,
	2007	2006	$ Change	% Change
	( in billions)
Value Equity:
U.S.	$116.6	$110.4	$6.2	5.6%
Global & international	235.6	152.6	83.0	54.4
	352.2	263.0	89.2	33.9
Growth Equity:
U.S.	74.0	83.4	(9.4)	(11.3)
Global & international	101.9	76.0	25.9	34.0
	175.9	159.4	16.5	10.3
Fixed Income:
U.S.	112.3	105.5	6.8	6.5
Global & international	70.7	58.9	11.8	20.0
	183.0	164.4	18.6	11.3
Index/Structured:
U.S.	24.8	25.7	(0.9)	(3.6)
Global & international	5.8	5.1	0.7	16.1
	30.6	30.8	(0.2)	(0.4)
Total:
U.S.	327.7	325.0	2.7	0.8
Global & international	414.0	292.6	121.4	41.5
Total	$741.7	$617.6	$124.1	20.1

Changes in assets under management for the three-month period ended March 31, 2007 were as follows:

	Distribution Channel				Investment Service
	Institutional Investment	Retail	Private Client	Total	Value Equity	Growth Equity	Fixed Income	Index/ Structured	Total
	(in billions)

Balance as of January 1, 2007	$455.1	$166.9	$94.9	$716.9	$335.5	$174.1	$177.0	$30.3	$716.9
Long-term flows:
Sales/new accounts	19.3	12.9	5.9	38.1	20.1	8.1	9.8	0.1	38.1
Redemptions/terminations	(8.1)	(9.4)	(1.0)	(18.5)	(6.6)	(7.5)	(4.2)	(0.2)	(18.5)
Cash flow/unreinvested dividends	(4.9)	(0.1)	(1.3)	(6.3)	(2.6)	(2.0)	(1.7)	—	(6.3)
Net long-term inflows (outflows)	6.3	3.4	3.6	13.3	10.9	(1.4)	3.9	(0.1)	13.3
Transfers	(0.7)	—	0.7	—	—	—	—	—	—
Market appreciation	7.7	2.7	1.1	11.5	5.8	3.2	2.1	0.4	11.5
Net change	13.3	6.1	5.4	24.8	16.7	1.8	6.0	0.3	24.8
Balance as of March 31, 2007	$468.4	$173.0	$100.3	$741.7	$352.2	$175.9	$183.0	$30.6	$741.7

Index

Changes in assets under management for the twelve-month period ended March 31, 2007 were as follows:

	Distribution Channel				Investment Service
	Institutional Investment	Retail	Private Client	Total	Value Equity	Growth Equity	Fixed Income	Index/ Structured	Total
	(in billions)

Balance as of April 1, 2006	$389.9	$145.9	$81.8	$617.6	$263.0	$159.4	$164.4	$30.8	$617.6
Long-term flows:
Sales/new accounts	62.0	46.1	16.3	124.4	63.9	31.6	28.0	0.9	124.4
Redemptions/terminations	(23.9)	(33.1)	(3.2)	(60.2)	(19.3)	(20.8)	(16.8)	(3.3)	(60.2)
Cash flow/unreinvested dividends	(10.1)	(1.1)	(3.9)	(15.1)	(7.6)	(4.2)	(2.1)	(1.2)	(15.1)
Net long-term inflows (outflows)	28.0	11.9	9.2	49.1	37.0	6.6	9.1	(3.6)	49.1
Acquisition(1)	0.3	0.1	—	0.4	—	0.3	0.1	—	0.4
Transfers	(0.7)	—	0.7	—	0.8	(0.8)	—	—	—
Market appreciation	50.9	15.1	8.6	74.6	51.4	10.4	9.4	3.4	74.6
Net change	78.5	27.1	18.5	124.1	89.2	16.5	18.6	(0.2)	124.1
Balance as of March 31, 2007	$468.4	$173.0	$100.3	$741.7	$352.2	$175.9	$183.0	$30.6	$741.7
___________________
(1)  Hong Kong joint venture interest.

Average assets under management by distribution channel and investment service were as follows:

	Three Months Ended March 31,
	2007	2006	$ Change	% Change
	(in billions)

Distribution Channel:
Institutional Investment	$459.6	$379.3	$80.3	21.2%
Retail	169.7	144.4	25.3	17.5
Private Client	97.4	79.0	18.4	23.3
Total	$726.7	$602.7	$124.0	20.6

Investment Service:
Value Equity	$341.8	$252.4	$89.4	35.4%
Growth Equity	174.5	154.7	19.8	12.9
Fixed Income	179.9	164.9	15.0	9.1
Index/Structured	30.5	30.7	(0.2)	(0.8)
Total	$726.7	$602.7	$124.0	20.6

Index

Consolidated Results of Operations

	Three Months Ended March 31,
	2007	2006	$ Change	% Change
	(in millions, except per unit amounts)

Net revenues	$1,044.3	$895.7	$148.6	16.6%
Expenses	757.9	655.9	102.0	15.6
Operating income	286.4	239.8	46.6	19.4
Non-operating income	4.2	3.5	0.7	21.7
Income before income taxes	290.6	243.3	47.3	19.5
Income taxes	22.9	15.7	7.2	46.1
Net income	$267.7	$227.6	$40.1	17.6

Diluted net income per unit	$1.01	$0.87	$0.14	16.1

Distributions per unit	$1.01	$0.87	$0.14	16.1

Operating margin(1)	27.4%	26.8%
______________________
(1)  Operating income as a percentage of net revenues.

Net income for the three months ended March 31, 2007 increased 17.6% from the three months ended March 31, 2006. This increase was primarily due to higher investment advisory and services fee revenues, partially offset by higher employee compensation and benefits expenses.

Net Revenues

The following table summarizes the components of total net revenues:

	Three Months Ended March 31,
	2007	2006	$ Change	% Change
	(in millions)

Investment advisory and services fees:
Institutional Investment:
Base fees	$320.4	$251.8	$68.6	27.2%
Performance fees	18.1	13.4	4.7	34.4
	338.5	265.2	73.3	27.6
Retail:
Base fees	220.5	186.7	33.8	18.1
Performance fees	—	(0.1)	0.1	100.0
	220.5	186.6	33.9	18.2
Private Client:
Base fees	217.3	175.4	41.9	23.9
Performance fees	(0.8)	(0.5)	(0.3)	(60.2)
	216.5	174.9	41.6	23.8
Total:
Base fees	758.2	613.9	144.3	23.5
Performance fees	17.3	12.8	4.5	34.9
	775.5	626.7	148.8	23.7

Distribution revenues	112.2	102.8	9.4	9.1
Institutional research services	99.0	95.8	3.2	3.3
Dividend and interest income	68.3	55.3	13.0	23.5
Investment gains (losses)	9.5	26.2	(16.7)	(63.6)
Other revenues	33.9	33.6	0.3	1.0
Total revenues	1,098.4	940.4	158.0	16.8
Less: interest expense	54.1	44.7	9.4	20.8
Net revenues	$1,044.3	$895.7	$148.6	16.6

Index

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

For the three months ended March 31, 2007, our investment advisory and services fees increased 23.7% from the first quarter of 2006, primarily due to a 20.6% increase in average assets under management resulting from net asset inflows and market appreciation. Performance fees aggregated $17.3 million and $12.8 million for the three months ended March 31, 2007 and 2006, respectively.

Institutional investment advisory and services fees for the three months ended March 31, 2007 increased $73.3 million, or 27.6%, from the three months ended March 31, 2006, primarily as a result of a 21.2% increase in average assets under management and a more favorable mix, reflecting a 42.5% increase in global and international average assets under management where base fee rates are generally higher than domestic base fee rates.

Retail investment advisory and services fees for the three months ended March 31, 2007 increased by $33.9 million, or 18.2%, from the three months ended March 31, 2006, reflecting a 17.5% increase in average assets under management.

Private client investment advisory and services fees for the three months ended March 31, 2007 increased by $41.6 million, or 23.8%, from the three months ended March 31, 2006, primarily as a result of a 23.3% increase in average assets under management.

Distribution Revenues

AllianceBernstein Investments and AllianceBernstein Luxembourg (both wholly-owned subsidiaries of AllianceBernstein) act as distributor and/or placement agent of company-sponsored mutual funds and receive distribution services fees from certain of those funds as partial reimbursement of the distribution expenses they incur. Distribution revenues for the three months ended March 31, 2007 increased $9.4 million, or 9.1%, compared to the three months ended March 31, 2006, principally due to higher average mutual fund AUM.

Institutional Research Services

Institutional Research Services revenue consists principally of brokerage transaction charges received for providing in-depth independent, fundamental research and brokerage-related services to institutional investors.

Revenues from institutional research services for the three months ended March 31, 2007 reflect an increase of 3.3%, or $3.2 million, from the three months ended March 31, 2006. This increase was the result of higher revenues in London (primarily due to increased volumes), partially offset by a modest decrease in U.S. revenues. U.S. revenues decreased due to reductions in market share and pricing, partially offset by an increase in volumes.

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

Dividend and Interest Income and Interest Expense

Dividend and interest income consists of investment income, interest earned on United States Treasury Bills and interest earned on collateral given for securities borrowed from brokers and dealers. Interest expense includes interest accrued on cash balances in customer accounts and on collateral received for securities loaned. Dividend and interest income, net of interest expense, for the three months ended March 31, 2007 increased $3.6 million from the three months ended March 31, 2006. The increase was due primarily to increased stock borrowed income as a result of higher brokerage balances and interest rates in 2007.

Index

Investment Gains (Losses)

Investment gains (losses), consisting of realized and unrealized gains or losses on investments related to deferred compensation plan obligations and other investments, decreased $16.7 million for the three months ended March 31, 2007 compared to the first quarter of 2006. The decrease was due primarily to lower mark-to-market gains on investments related to deferred compensation plan obligations.

Other Revenues, Net

Other revenues consist of fees earned for transfer agency services provided to our mutual funds, fees earned for administration and recordkeeping services provided to our mutual funds and the general accounts of AXA and its subsidiaries, our equity in the earnings of investments made in limited partnership hedge funds that we sponsor and manage, and other miscellaneous revenues. Other revenues for the three months ended March 31, 2007 increased $0.3 million from the three months ended March 31, 2006.

Expenses

The following table summarizes the components of expenses:

	Three Months Ended March 31,
	2007	2006	$ Change	% Change
	(in millions)

Employee compensation and benefits	$440.5	$370.4	$70.1	18.9%
Promotion and servicing	160.9	146.3	14.6	10.0
General and administrative	143.8	126.6	17.2	13.6
Interest	7.5	7.4	0.1	0.7
Amortization of intangible assets	5.2	5.2	—	0.1
Total	$757.9	$655.9	$102.0	15.6

Employee Compensation and Benefits

We had 4,991 full-time employees at March 31, 2007 compared to 4,410 at March 31, 2006. Employee compensation and benefits, which represented approximately 58% of total expenses in the first quarter of 2007, include base compensation, cash and deferred incentive compensation, commissions, fringe benefits, and other employment costs.

Base compensation, fringe benefits and other employment costs for the three months ended March 31, 2007 increased $25.5 million, or 20.3%, from the three months ended March 31, 2006, primarily as a result of increased headcount, annual merit increases, higher severance, and higher fringe benefits reflecting increased compensation levels. Incentive compensation increased $25.1 million, or 16.0%, due to the increase in full-time employees, higher estimated annual bonus payments, and higher amortization of deferred compensation. Commission expense was higher by $19.5 million, or 22.3%, due to higher sales volume across all distribution channels and Institutional Research Services.

Promotion and Servicing

Promotion and servicing expenses, which represented approximately 21% of total expenses in the first quarter of 2007, include distribution plan payments to financial intermediaries for distribution of company-sponsored mutual funds and amortization of deferred sales commissions paid to financial intermediaries for the sale of back-end load shares of our sponsored mutual funds. See Capital Resources and Liquidity in this Item 2 and Note 5 to AllianceBernstein’s condensed consolidated financial statements contained in Item 1 of this Form 10-Q for further discussion of deferred sales commissions. Also included in this expense category are costs related to travel and entertainment, advertising, promotional materials, and investment meetings and seminars for financial intermediaries that distribute our mutual fund products.

Index

Promotion and servicing expenses for the three months ended March 31, 2007 increased $14.6 million, or 10.0%, from the three months ended March 31, 2006, primarily due to higher distribution plan payments, travel, and promotional materials costs.

General and Administrative

General and administrative expenses, which represented approximately 19% of total expenses in the first quarter of 2007, are costs related to operations, including technology, professional fees, occupancy, communications, minority interests in consolidated subsidiaries, and similar expenses. General and administrative expenses for the three months ended March 31, 2007 increased $17.2 million, or 13.6%, from the three months ended March 31, 2006. The increase was primarily due to higher occupancy and technology costs, partially offset by lower legal costs.

Interest on Borrowings

Interest on our borrowings for the three months ended March 31, 2007 increased $0.1 million, or 0.7%, from the three months ended March 31, 2006, as a result of higher short term borrowing levels in the first quarter of 2007, partially offset by the write-off of issuance costs in the first quarter of 2006 relating to the new $800 million revolving credit facility entered into in February 2006.

Non-Operating  Income

Non-operating income consists of contingent purchase price payments earned from the disposition in 2005 of our cash management services. Non-operating income for the three months ended March 31, 2007 increased $0.7 million, or 21.7%.

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

Income tax expense for the three months ended March 31, 2007 increased $7.2 million, or 46.1%, from the three months ended March 31, 2006, primarily as a result of a higher effective tax rate reflecting higher income in our foreign corporate subsidiaries (primarily in the U.K. and Japan).

CAPITAL RESOURCES AND LIQUIDITY

The following table identifies selected items relating to capital resources and liquidity:

	Three Months Ended March 31,
	2007	2006	% Change
	(in millions)

Partners’ capital, as of March 31	$4,438.5	$4,320.7	2.7%
Cash flow from operations	237.8	404.5	(41.2)
Proceeds from sales (purchases) of investments, net	5.8	(32.6)	n/a
Capital expenditures	(26.9)	(20.9)	28.7
Distributions paid	(419.1)	(290.8)	44.1
Purchases of Holding Units	(14.1)	(16.1)	(12.8)
Issuance of Holding Units	—	47.2	(100.0)
Additional investments by Holding with proceeds from exercise of compensatory options to buy Holding Units	17.5	39.9	(56.1)
Issuance of commercial paper, net	161.4	38.1	324.1
Available Cash Flow	264.8	226.3	17.0
Distributions per AllianceBernstein Unit	1.01	0.87	16.1

Cash and cash equivalents of $657.2 million as of March 31, 2007 decreased $35.5 million from $692.7 million at December 31, 2006. Cash inflows are primarily provided by operations, the issuance of commercial paper, proceeds from sales of investments, and an additional investment by Holding using proceeds from exercises of compensatory options to buy Holding Units. Significant cash outflows include cash distributions paid to the General Partner and unitholders, capital expenditures, purchases of investments, and purchases of Holding Units to fund deferred compensation plans.

Index

Contingent Deferred Sales Charge

See Note 5 to AllianceBernstein’s condensed consolidated financial statements contained in Item 1 of this Form 10-Q.

Debt and Credit Facilities

Total available credit, debt outstanding and weighted average interest rates as of March 31, 2007 and 2006 were as follows:

	March 31,
	2007			2006
	Credit Available	Debt Outstanding	Interest Rate	Credit Available	Debt Outstanding	Interest Rate
	(in millions)
Senior Notes	$200.0	$—	—%	$600.0	$399.8	5.6%
Commercial paper(1)	800.0	503.6	5.3	425.0	39.0	4.9
Revolving credit facility(1)	—	—	—	375.0	—	—
Extendible commercial notes	100.0	—	—	100.0	—	—
Other	—	—	—	n/a	7.5	4.6
Total	$1,100.0	$503.6	5.3	$1,500.0	$446.3	5.5
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

In February 2006, we entered into an $800 million five-year revolving credit facility with a group of commercial banks and other lenders. The revolving credit facility is intended to provide back-up liquidity for our commercial paper program, which we increased from $425 million to $800 million in May 2006. Under the revolving credit facility, the interest rate, at our option, is a floating rate generally based upon a defined prime rate, a rate related to the London Interbank Offered Rate (LIBOR) or the Federal Funds rate. The revolving credit facility contains covenants which, among other things, requires us to meet certain financial ratios. We were in compliance with the covenants as of March 31, 2007. To supplement this revolving credit facility, in April 2007 we entered into a $100 million three-month, renewable uncommitted loan agreement with a major bank.

We currently maintain a $100 million extendible commercial notes (“ECN”) program as a supplement to our commercial paper program. ECNs are short-term uncommitted debt instruments that do not require back-up liquidity support.

In 2006, SCB LLC entered into four separate uncommitted line of credit facility agreements with various banks, each for $100 million.  During January and February of 2007, SCB LLC increased three of the agreements to $200 million each and entered into an additional agreement for $100 million with a new bank. As of March 31, 2007, no amounts were outstanding under these credit facilities.

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

Index

See Note 5 to AllianceBernstein’s condensed consolidated financial statements contained in Item 1 of this Form 10-Q for a discussion of our mutual fund distribution system and related deferred sales commission asset and of certain legal proceedings to which we are a party.

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

Deferred Sales Commission Asset

Management tests the deferred sales commission asset for recoverability quarterly. Significant assumptions utilized to estimate the company’s future average assets under management and undiscounted future cash flows from back-end load shares include expected future market levels and redemption rates. Market assumptions are selected using a long-term view of expected average market returns based on historical returns of broad market indices. As of March 31, 2007, management used average market return assumptions of 5% for fixed income and 8% for equity to estimate annual market returns. Higher actual average market returns would increase undiscounted future cash flows, while lower actual average market returns would decrease undiscounted future cash flows. Future redemption rate assumptions range from 23% to 25% for U.S. fund shares and 22% to 33% for non-U.S. fund shares, determined by reference to actual redemption experience over the five-year, three-year, one-year and current periods ended March 31, 2007, calculated as a percentage of the company’s average assets under management represented by back-end load shares. An increase in the actual rate of redemptions would decrease undiscounted future cash flows, while a decrease in the actual rate of redemptions would increase undiscounted future cash flows. These assumptions are reviewed and updated quarterly. Estimates of undiscounted future cash flows and the remaining life of the deferred sales commission asset are made from these assumptions and the aggregate undiscounted future cash flows are compared to the recorded value of the deferred sales commission asset. As of March 31, 2007, management determined that the deferred sales commission asset was not impaired. If management determines in the future that the deferred sales commission asset is not recoverable, an impairment condition would exist and a loss would be measured as the amount by which the recorded amount of the asset exceeds its estimated fair value. Estimated fair value is determined using management’s best estimate of future cash flows discounted to a present value amount.

Goodwill

As a result of the adoption of SFAS No. 142, goodwill is tested at least annually, as of September 30, for impairment. Significant assumptions are required in performing goodwill impairment tests. Such tests include determining whether the estimated fair value of AllianceBernstein, the reporting unit, exceeds its book value. There are several methods of estimating AllianceBernstein’s fair value, which includes valuation techniques such as market quotations and discounted expected cash flows. In developing estimated fair value using a discounted cash flow valuation technique, business growth rate assumptions are applied over the estimated life of the goodwill asset and the resulting expected cash flows are discounted to arrive at a present value amount that approximates fair value. These assumptions consider all material events that have impacted, or that we believe could potentially impact, future discounted expected cash flows. As of September 30, 2006, the impairment test indicated that goodwill was not impaired. Also, as of March 31, 2007, management believes that goodwill was not impaired. However, future tests may be based upon different assumptions which may or may not result in an impairment of this asset. Any impairment could reduce materially the recorded amount of the goodwill asset with a corresponding charge to our earnings.

Intangible Assets

Acquired intangibles are recognized at fair value and amortized over their estimated useful lives of twenty years. Intangible assets are evaluated for impairment quarterly. A present value technique is applied to management’s best estimate of future cash flows to estimate the fair value of intangible assets. Estimated fair value is then compared to the recorded book value to determine whether an impairment is indicated. The estimates used include estimating attrition factors of customer accounts, asset growth rates, direct expenses and fee rates. We choose assumptions based on actual historical trends that may or may not occur in the future. As of March 31, 2007, management believes that intangible assets were not impaired. However, future tests may be based upon different assumptions which may or may not result in an impairment of this asset. Any impairment could reduce materially the recorded amount of intangible assets with a corresponding charge to our earnings.

Index

Retirement Plan

We maintain a qualified, noncontributory, defined benefit retirement plan covering current and former employees who were employed by the company in the United States prior to October 2, 2000. The amounts recognized in the consolidated financial statements related to the retirement plan are determined from actuarial valuations. Inherent in these valuations are assumptions including expected return on plan assets, discount rates at which liabilities could be settled, rates of annual salary increases, and mortality rates. The assumptions are reviewed annually and may be updated to reflect the current environment. A summary of the key economic assumptions are described in Note 14 to AllianceBernstein’s consolidated financial statements in our Form 10-K for the year ended December 31, 2006. In accordance with U.S. generally accepted accounting principles, actual results that differ from those assumed are accumulated and amortized over future periods and, therefore, affect expense recognized and liabilities recorded in future periods.

In developing the expected long-term rate of return on plan assets of 8.0%, we considered the historical returns and future expectations for returns for each asset category, as well as the target asset allocation of the portfolio. The expected long-term rate of return on assets is based on weighted average expected returns for each asset class. We assumed a target allocation weighting of 50% to 70% for equity securities, 20% to 40% for debt securities, and 0% to 10% for real estate investment trusts. Exposure of the total portfolio to cash equivalents on average is not expected to exceed 5% of the portfolio’s value on a market value basis. The plan seeks to provide a rate of return that exceeds applicable benchmarks over rolling five-year periods. The benchmark for the plan’s large cap domestic equity investment strategy is the S&P 500 Index; the small cap domestic equity investment strategy is measured against the Russell 2000 Index; the international equity investment strategy is measured against the MSCI EAFE Index; and the fixed income investment strategy is measured against the Lehman Brothers Aggregate Bond Index. The actual rate of return on plan assets was 9.0%, 13.7%, and 9.0% in 2006, 2005, and 2004, respectively. A 25 basis point adjustment, up or down, in the expected long-term rate of return on plan assets would have decreased or increased the 2006 net pension charge of $4.9 million by approximately $0.1 million.

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

Loss Contingencies

Management continuously reviews with legal counsel the status of regulatory matters and pending or threatened litigation. We evaluate the likelihood that a loss contingency exists in accordance with Statement of Financial Accounting Standards No. 5 (“SFAS No. 5”), “Accounting for Contingencies”. SFAS No. 5 requires a loss contingency to be recorded if it is probable and reasonably estimable as of the date of the financial statements. See Note 5 to AllianceBernstein’s condensed consolidated financial statements contained in Item 1 of this Form 10-Q.

ACCOUNTING PRONOUNCEMENTS

See Note 8 to AllianceBernstein’s condensed consolidated financial statements contained in Item 1 of this Form 10-Q.

Index

FORWARD-LOOKING STATEMENTS

Certain statements provided by management in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks, uncertainties, and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. The most significant of these factors include, but are not limited to, the following: the performance of financial markets, the investment performance of sponsored investment products and separately managed accounts, general economic conditions, future acquisitions, competitive conditions, and government regulations, including changes in tax regulations and rates. We caution readers to carefully consider such factors. Further, such forward-looking statements speak only as of the date on which such statements are made; we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. For further information regarding these forward-looking statements and the factors that could cause actual results to differ, see “Risk Factors” in Part I, Item 1A of our Form 10-K for the year ended December 31, 2006 and Part II, Item 1A in this Form 10-Q. Any or all of the forward-looking statements that we make in this Form 10-Q or any other public statements we issue may turn out to be wrong. It is important to remember that other factors besides those listed in “Risk Factors” and those listed below could also adversely affect our revenues, financial condition, results of operations, and business prospects.

The forward-looking statements referred to in the preceding paragraph include statements regarding the outcome of litigation. Litigation is inherently unpredictable, and excessive damage awards do occur. Though we have stated that we do not expect certain legal proceedings to have a material adverse effect on results of operations or financial condition, any settlement or judgment with respect to a legal proceeding could be significant, and could have a material adverse effect on our results of operations or financial condition.

The forward-looking statements referred to above also include estimated earnings guidance and related assumptions provided for full year 2007. The earnings guidance is based on a number of assumptions, including, but not limited to, the following: net inflows of client assets under management continuing at levels similar to recent rates, and equity and fixed income market returns at annual rates of 8% and 5%, respectively, for the balance of the year.  Net inflows of client assets are subject to domestic and international securities market conditions, competitive factors, and relative investment performance, each of which may have a negative effect on net inflows; capital market performance is inherently unpredictable.  In view of these factors, and particularly given the volatility of capital markets (and the effect of such volatility on performance fees and the value of investments in respect of incentive compensation) and the difficulty of predicting client asset inflows and outflows, our earnings estimates should not be relied on as predictions of actual performance, but only as estimates based on assumptions, which may or may not be correct.  There can be no assurance that we will be able to meet the investment and service goals and needs of our clients or that, even if we do, it will have a positive effect on the company’s financial performance.

OTHER INFORMATION

With respect to the unaudited condensed consolidated interim financial information of AllianceBernstein for the three months ended March 31, 2007, included in this quarterly report on Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information.  However, their separate report dated May 4, 2007 appearing herein states that they did not audit and they do not express an opinion on the unaudited condensed consolidated interim financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied.  PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act for their report on the unaudited condensed consolidated interim financial information because that report is not a “report” or a “part” of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Securities Act.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to AllianceBernstein’s market risk for the quarterly period ended March 31, 2007.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the first quarter of 2007 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index

Part II

OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 5 to the condensed consolidated financial statements contained in Part I, Item 1 of this Form 10-Q.

Item 1A.	Risk Factors

In addition to the information set forth in this report, please consider carefully “Risk Factors” in Part I, Item 1A of our Form 10-K for the year ended December 31, 2006.  Such factors could materially affect our revenues, financial condition, results of operations, and business prospects. See also our discussion of risks associated with forward-looking statements in Part I, Item 2 of this Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no AllianceBernstein Units sold in the period covered by this report that were not registered under the Securities Act.

The following table provides information relating to any purchases of AllianceBernstein Units made in the quarter covered by this report:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Units Purchased	(b) Average Price Paid Per Unit, net of Commissions	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
1/1/07-1/31/07	—	$—	—	—
2/1/07-2/28/07	8,160,000	91.385	8,160,000	8,160,000
3/1/07-3/31/07	—	—	—	—
Total	8,160,000	$91.385	8,160,000	8,160,000

On February 23, 2007, SCB Inc. and SCB Partners Inc. (“SCB”) sold to AXA Financial 8,160,000 AllianceBernstein Units pursuant to a purchase agreement (“Purchase Agreement”), dated as of June 20, 2000, entered into in connection with the Bernstein Transaction.  The purchase price for each AllianceBernstein Unit bought by AXA Financial was determined by averaging the closing prices of a Holding Unit as quoted on the New York Stock Exchange Composite Transaction Tape for the 10 trading days ending on the fifth trading day following February 8, 2007 (the date SCB delivered its exercise notice).

Under the terms of the Purchase Agreement, SCB has the right to sell (“Put”) to AXA Financial or its designee up to 8,160,000 AllianceBernstein Units issued in connection with the Bernstein Transaction each year less any AllianceBernstein Units SCB may have otherwise sold or assigned that year.  SCB may not deliver an exercise notice regarding its Put rights until at least nine months after it delivered its immediately preceding exercise notice. The Put rights expire on October 2, 2010.

The Purchase Agreement was filed as Exhibit 10.18 to AllianceBernstein’s Form 10-K for the fiscal year ended December 31, 2000, as filed April 2, 2001.

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

Date: May 4, 2007		ALLIANCEBERNSTEIN L.P.

	By:	/s/ Robert H. Joseph, Jr.
Robert H. Joseph, Jr.
Senior Vice President and Chief Financial Officer