Form 10-Q
period 2007-06-30
ALLIANCEBERNSTEIN L.P.
filed 2007-08-03
CIK 1109448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

The number of units representing assignments of beneficial ownership of limited partnership interests outstanding as of June 30, 2007 was 260,001,799.

ALLIANCEBERNSTEIN L.P.

Index

Part I

FINANCIAL INFORMATION
Item 1.   Financial Statements

ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition
(in thousands)

	June 30, 2007	December 31, 2006
	(unaudited)

ASSETS
Cash and cash equivalents	$772,023	$692,658
Cash and securities segregated, at market (cost: $1,547,830 and $1,863,133)	1,548,692	1,863,957
Receivables, net:
Brokers and dealers	2,935,132	2,445,552
Brokerage clients	378,923	485,446
Fees, net	641,216	557,280
Investments	710,106	543,653
Furniture, equipment and leasehold improvements, net	314,752	288,575
Goodwill, net	2,893,029	2,893,029
Intangible assets, net	274,567	284,925
Deferred sales commissions, net	195,942	194,950
Other investments	426,297	203,950
Other assets	182,422	147,130
Total assets	$11,273,101	$10,601,105

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Payables:
Brokers and dealers	$853,207	$661,790
Brokerage clients	4,082,009	3,988,032
AllianceBernstein mutual funds	184,103	266,849
Accounts payable and accrued expenses	447,828	333,007
Accrued compensation and benefits	707,166	392,014
Debt	319,722	334,901
Minority interests in consolidated subsidiaries	128,804	53,515
Total liabilities	6,722,839	6,030,108

Commitments and contingencies (See Note 5)

Partners’ capital:
General Partner	46,021	46,416
Limited partners: 260,001,799 and 259,062,014 units issued and outstanding	4,568,149	4,584,200
Capital contributions receivable from General Partner	(28,723)	(29,590)
Deferred compensation expense	(78,497)	(63,196)
Accumulated other comprehensive income	43,312	33,167
Total partners’ capital	4,550,262	4,570,997
Total liabilities and partners’ capital	$11,273,101	$10,601,105

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Income
 (in thousands, except per unit amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Revenues:
Investment advisory and services fees	$845,192	$690,213	$1,620,679	$1,316,932
Distribution revenues	118,939	104,456	231,149	207,286
Institutional research services	102,847	102,631	201,803	198,398
Dividend and interest income	70,068	61,462	138,377	116,790
Investment gains (losses)	32,082	(15,537)	41,636	10,692
Other revenues	44,608	35,966	78,483	69,520
Total revenues	1,213,736	979,191	2,312,127	1,919,618
Less: Interest expense	54,963	45,861	109,018	90,620
Net revenues	1,158,773	933,330	2,203,109	1,828,998

Expenses:
Employee compensation and benefits	475,887	373,780	916,412	744,127
Promotion and servicing:
Distribution plan payments	84,814	72,795	162,524	143,840
Amortization of deferred sales commissions	24,799	23,589	49,514	49,970
Other	62,891	59,949	121,420	108,814
General and administrative	138,457	127,673	282,224	254,280
Interest on borrowings	7,037	6,852	14,519	14,283
Amortization of intangible assets	5,179	5,175	10,358	10,350
	799,064	669,813	1,556,971	1,325,664

Operating income	359,709	263,517	646,138	503,334

Non-operating income	4,014	9,730	8,213	13,181

Income before income taxes	363,723	273,247	654,351	516,515

Income taxes	28,794	12,145	51,721	27,840

Net income	$334,929	$261,102	$602,630	$488,675

Net income per unit:
Basic	$1.28	$1.00	$2.30	$1.88
Diluted	$1.27	$0.99	$2.28	$1.86

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2007	2006

Cash flows from operating activities:
Net income	$602,630	$488,675
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred sales commissions	49,515	49,970
Amortization of non-cash deferred compensation	25,455	23,786
Depreciation and other amortization	53,731	35,659
Other, net	(48,596)	(1,083)
Changes in assets and liabilities:
Decrease (increase) in segregated cash and securities	315,265	(140,719)
(Increase) in receivable from brokers and dealers	(483,388)	(231,628)
Decrease in receivable from brokerage clients	112,508	105,115
(Increase) in fees receivable, net	(77,059)	(80,427)
(Increase) in trading investments	(162,367)	(197,010)
(Increase) in deferred sales commissions	(50,506)	(51,015)
(Increase) in other investments	(183,347)	(4,266)
(Increase) decrease in other assets	(33,478)	7,770
Increase in payable to brokers and dealers	184,269	62,813
Increase in payable to brokerage clients	88,786	493,541
(Decrease) in payable to AllianceBernstein mutual funds	(82,746)	(32,064)
Increase (decrease) in accounts payable and accrued expenses	181,367	(24,866)
Increase in accrued compensation and benefits	313,819	245,684
Net cash provided by operating activities	805,858	749,935

Cash flows from investing activities:
Purchases of investments	(15,943)	(41,966)
Proceeds from sales of investments	26,999	931
Additions to furniture, equipment and leasehold improvements	(55,373)	(49,623)
Purchase of business, net of cash acquired	—	(16,086)
Net cash used in investing activities	(44,317)	(106,744)

Cash flows from financing activities:
(Repayment) issuance of commercial paper, net	(29,109)	5,430
Cash distributions to General Partner and unitholders	(684,061)	(517,167)
Capital contributions from General Partner	1,654	1,509
Additional investment by Holding with proceeds from exercise of compensatory options to buy Holding Units	36,801	45,631
Purchases of Holding Units to fund deferred compensation plans, net	(13,949)	(18,369)
Net cash used in financing activities	(688,664)	(482,966)

Effect of exchange rate changes on cash and cash equivalents	6,488	2,939

Net increase in cash and cash equivalents	79,365	163,164
Cash and cash equivalents as of beginning of period	692,658	654,168
Cash and cash equivalents as of end of period	$772,023	$817,332

Non-cash financing activities:

Additional investment by Holding through issuance of Holding Units in exchange for cash awards made under the Partners Compensation Plan	$—	$47,161

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2007
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

AllianceBernstein provides research, diversified investment management, and related services globally to a broad range of clients. Its principal services include:

•
Institutional Investment Services – servicing institutional investors, including unaffiliated corporate and public employee pension funds, endowment funds, domestic and foreign institutions and governments, and affiliates such as AXA and certain of its insurance company subsidiaries, by means of separately managed accounts, sub-advisory relationships, structured products, group trusts, mutual funds (sponsored by AllianceBernstein or an affiliated company), and other investment vehicles.

•
Retail Services – servicing individual investors, primarily by means of retail mutual funds sponsored by AllianceBernstein or an affiliated company, sub-advisory relationships in respect of mutual funds sponsored by third parties, separately managed account programs that are sponsored by various financial intermediaries worldwide, and other investment vehicles.

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

We also provide distribution, shareholder servicing, and administrative services to the mutual funds we sponsor.

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

Our independent, in-depth research is the foundation of our business.  Our research disciplines include fundamental research, quantitative research, economic research, and currency forecasting capabilities.  In addition, we have created several specialist research units, including one unit that examines global strategic changes that can affect multiple industries and geographies, and another dedicated to identifying potentially successful innovation within early-stage companies.

As of June 30, 2007, AXA, a société anonyme organized under the laws of France and the holding company for an international group of insurance and related financial services companies, AXA Financial, Inc. (an indirect wholly-owned subsidiary of AXA, “AXA Financial”), AXA Equitable Life Insurance Company (a wholly-owned subsidiary of AXA Financial, “AXA Equitable”), and certain subsidiaries of AXA Financial, collectively referred to as “AXA and its subsidiaries”, owned approximately 1.7% of the issued and outstanding Holding Units.

Index

As of June 30, 2007, the ownership structure of AllianceBernstein, as a percentage of general and limited partnership interests, was as follows:

AXA and its subsidiaries	62.6%
Holding	33.0
SCB Partners Inc. (a wholly-owned subsidiary of SCB Inc.; formerly known as Sanford C. Bernstein Inc.)	3.1
Other	1.3
100.0%

AllianceBernstein Corporation (an indirect wholly-owned subsidiary of AXA, “General Partner”) is the general partner of both Holding and AllianceBernstein. AllianceBernstein Corporation owns 100,000 general partnership units in Holding and a 1% general partnership interest in AllianceBernstein. Including the general partnership interests in AllianceBernstein and Holding, and their equity interest in Holding, as of June 30, 2007, AXA and its subsidiaries had an approximate 63.2% economic interest in AllianceBernstein.

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentation. These include certain reclassifications within operating cash flow related to deferred compensation.

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

On July 25, 2007, the General Partner declared a distribution of $333.5 million, or $1.27 per AllianceBernstein Unit, representing the distribution of Available Cash Flow for the three months ended June 30, 2007. The General Partner, as a result of its 1% general partnership interest, is entitled to receive 1% of each quarterly distribution. The distribution is payable on August 16, 2007 to holders of record as of August 6, 2007.

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

The Bernstein Transaction was accounted for under the purchase method and the cost of the acquisition was allocated on the basis of the estimated fair value of the assets acquired and the liabilities assumed. The excess of the purchase price over the fair value of identifiable assets acquired resulted in the recognition of goodwill of approximately $3.0 billion.

In accordance with Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets”, we test goodwill at least annually, as of September 30, for impairment. As of September 30, 2006, the impairment test indicated that goodwill was not impaired. Also, management believes that goodwill was not impaired as of June 30, 2007.

Intangible Assets, Net

Intangible assets consist primarily of costs assigned to investment management contracts of SCB Inc., less accumulated amortization. Intangible assets are being amortized over the estimated useful life of approximately 20 years. The gross carrying amount and accumulated amortization of intangible assets subject to amortization totaled $414.3 million and $139.7 million as of June 30, 2007, respectively. Amortization expense was $5.2 million for each of the three months ended June 30, 2007 and 2006, and estimated annual amortization expense for each of the next five years is approximately $20.7 million. Management tests intangible assets for impairment quarterly. Management believes that intangible assets were not impaired as of June 30, 2007.

Deferred Sales Commissions, Net

We pay commissions to financial intermediaries in connection with the sale of shares of open-end company-sponsored mutual funds sold without a front-end sales charge (“back-end load shares”). These commissions are capitalized as deferred sales commissions and amortized over periods not exceeding five and one-half years for U.S. fund shares and four years for non-U.S. fund shares, the periods of time during which deferred sales commissions are generally recovered. We recover these commissions from distribution services fees received from those funds and from contingent deferred sales commissions (“CDSC”) received from shareholders of those funds upon the redemption of their shares. CDSC cash recoveries are recorded as reductions of unamortized deferred sales commissions when received. Management tests the deferred sales commission asset for recoverability quarterly and determined that the balance as of June 30, 2007 was not impaired.

Index

Loss Contingencies – Legal Proceedings

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

Institutional research services revenue consists of brokerage transaction charges received by Sanford C. Bernstein & Co. (“SCB LLC”) and Sanford C. Bernstein Limited, both wholly-owned subsidiaries of AllianceBernstein, for in-depth research and brokerage-related services provided to institutional investors. Brokerage transaction charges earned and related expenses are recorded on a trade date basis. Distribution revenues, shareholder servicing fees, and interest income are accrued as earned.

Deferred Compensation Plans

We maintain several unfunded, non-qualified deferred compensation plans under which annual awards to employees are generally made in the fourth quarter. Participants allocate their awards among notional investments in Holding Units, certain of the investment services we provide to our clients, or a money market fund, or investments in options to buy Holding Units. We typically purchase the investments that are notionally elected by the participants and hold such investments, which are classified as trading securities, in a consolidated rabbi trust. Vesting periods for annual awards range from four years to immediate, depending on the terms of the individual awards, the age of the participants, or, in the case of our Chairman and CEO, the terms of his employment agreement (filed as Exhibit 99.31 to Form 8-K, as filed October 31, 2006). Upon vesting, awards are distributed to participants unless they have made a voluntary long-term election to defer receipt. Quarterly cash distributions on unvested Holding Units for which a long-term deferral election has not been made are paid currently to participants. Quarterly cash distributions on notional investments of Holding Units and income credited on notional investments in our investment services or in the money market fund for which a long-term deferral election has been made are reinvested and distributed as elected by participants.

Compensation expense for awards under the plans, including changes in participant account balances resulting from gains and losses on notional investments (other than in Holding Units), is recognized on a straight-line basis over the applicable vesting periods. Mark-to-market gains or losses on notional investments (other than in Holding Units) are recognized currently as investment gains (losses) in the consolidated statements of income. In addition, our equity in the earnings of notional investments made in limited partnership hedge funds is recognized currently in other revenues in the consolidated statements of income.

Compensatory Option Plans

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), (“SFAS No. 123-R”), “Share Based Payment”. SFAS No. 123-R requires that compensation cost related to share-based payments, based on the fair value of the equity instruments issued, be recognized in financial statements. SFAS No. 123-R supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance. We adopted SFAS No. 123-R effective January 1, 2006 utilizing the modified prospective method. Prior period amounts have not been restated.

Index

Variable Interest Entities

In accordance with FASB Interpretation No. 46 (revised December 2003) (“FIN 46-R”), “Consolidation of Variable Interest Entities”, management reviews quarterly its management agreements and its investments in, and other financial arrangements with, certain entities that hold client assets under management to determine the entities that the company is required to consolidate under FIN 46-R. These include certain mutual fund products, hedge funds, structured products, group trusts, and limited partnerships.

We derive no benefit from client assets under management of these entities other than investment management fees and cannot utilize those assets in our operations.

As of June 30, 2007, we have significant variable interests in certain structured products and hedge funds with approximately $203.8 million in client assets under management. However, these variable interest entities do not require consolidation because management has determined that we are not the primary beneficiary. Our maximum exposure to loss in these entities is limited to our investments of $0.1 million in these entities.

3.	Cash and Securities Segregated Under Federal Regulations and Other Requirements

As of June 30, 2007, $1.5 billion of United States Treasury Bills was segregated in a special reserve bank custody account for the exclusive benefit of brokerage customers of SCB LLC under Rule 15c3-3 of the Securities Exchange Act of 1934, as amended (“Exchange Act”). During the first week of July 2007, we deposited an additional $0.4 billion in United States Treasury Bills in a special account pursuant to Rule 15c3-3 requirements.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands, except per unit amounts)

Net income	$334,929	$261,102	$602,630	$488,675

Weighted average units outstanding - basic	259,783	257,624	259,561	257,224
Dilutive effect of compensatory options	1,805	2,240	2,036	2,222
Weighted average units outstanding – diluted	261,588	259,864	261,597	259,446

Basic net income per unit	$1.28	$1.00	$2.30	$1.88
Diluted net income per unit	$1.27	$0.99	$2.28	$1.86

For the three months ended June 30, 2007, we excluded 1,669,205 out-of-the-money options (i.e., options with an exercise price greater than the weighted average closing price of a unit for the relevant period) from the diluted net income per unit computation due to their anti-dilutive effect. For the three months ended June 30, 2006, there were no out-of-the-money options. Out-of-the-money options to buy 1,669,205 and 9,712 units for the six months ended June 30, 2007 and 2006, respectively, have been excluded from the diluted net income per unit computation.

5.	Commitments and Contingencies

Deferred Sales Commission Asset

Payments of sales commissions made by AllianceBernstein Investments, Inc. (“AllianceBernstein Investments”), a wholly-owned subsidiary of AllianceBernstein, to financial intermediaries in connection with the sale of back-end load shares under our mutual fund distribution system (“the System”) are capitalized as deferred sales commissions (“deferred sales commission asset”) and amortized over periods not exceeding five and one-half years for U.S. fund shares and four years for non-U.S. fund shares, the periods of time during which the deferred sales commission asset is expected to be recovered. CDSC cash recoveries are recorded as reductions of unamortized deferred sales commissions when received. The amount recorded for the net deferred sales commission asset was $195.9 million as of June 30, 2007. Payments of sales commissions made by AllianceBernstein Investments to financial intermediaries in connection with the sale of back-end load shares under the System, net of CDSC received of $16.2 million and $12.3 million, totaled approximately $50.5 million and $51.0 million during the six months ended June 30, 2007 and 2006, respectively.

Index

Management tests the deferred sales commission asset for recoverability quarterly. Significant assumptions utilized to estimate the company’s future average assets under management and undiscounted future cash flows from back-end load shares include expected future market levels and redemption rates. Market assumptions are selected using a long-term view of expected average market returns based on historical returns of broad market indices. As of June 30, 2007, management used average market return assumptions of 5% for fixed income and 8% for equity to estimate annual market returns. Higher actual average market returns would increase undiscounted future cash flows, while lower actual average market returns would decrease undiscounted future cash flows. Future redemption rate assumptions range from 22% to 25%  for U.S. fund shares and 22% to 34% for non-U.S. fund shares, determined by reference to actual redemption experience over the five-year, three-year, one-year and current periods ended June 30, 2007, calculated as a percentage of the company’s average assets under management represented by back-end load shares. An increase in the actual rate of redemptions would decrease undiscounted future cash flows, while a decrease in the actual rate of redemptions would increase undiscounted future cash flows. These assumptions are reviewed and updated quarterly. Estimates of undiscounted future cash flows and the remaining life of the deferred sales commission asset are made from these assumptions and the aggregate undiscounted future cash flows are compared to the recorded value of the deferred sales commission asset. Management determined that the deferred sales commission asset was not impaired as of June 30, 2007. If management determines in the future that the deferred sales commission asset is not recoverable, an impairment condition would exist and a loss would be measured as the amount by which the recorded amount of the asset exceeds its estimated fair value. Estimated fair value is determined using management’s best estimate of future cash flows discounted to a present value amount.

During the three-month and six-month periods ended June 30, 2007, U.S. equity markets increased by approximately 6.3% and 7.0%, respectively, as measured by the total return of the Standard & Poor’s 500 Stock Index, and U.S. fixed income markets decreased by approximately 0.5% and increased by 1.0%, respectively, as measured by the change in the Lehman Brothers’ Aggregate Bond Index. The redemption rate for domestic back-end load shares was approximately 22.0% and 22.4%, respectively, during the three-month and six-month periods ended June 30, 2007. Non-U.S. capital markets’ increases for the three-month and six-month periods ended June 30, 2007 ranged from 6.4% to 15.0% and from 9.2% to 17.6%, respectively, as measured by the MSCI World, Emerging Market and EAFE Indices. The redemption rate for non-U.S. back-end load shares was 33.7% and 33.9%, respectively, during the three-month and six-month periods ended June 30, 2007. Declines in financial markets or higher redemption levels, or both, as compared to the assumptions used to estimate undiscounted future cash flows, as described above, could result in the impairment of the deferred sales commission asset. Due to the volatility of the capital markets and changes in redemption rates, management is unable to predict whether or when a future impairment of the deferred sales commission asset might occur. Any impairment would reduce materially the recorded amount of the deferred sales commission asset with a corresponding charge to earnings.

Legal Proceedings

Market Timing-related Matters

On October 2, 2003, a purported class action complaint entitled Hindo, et al. v. AllianceBernstein Growth & Income Fund, et al. (“Hindo Complaint”) was filed against AllianceBernstein, Holding, the General Partner, AXA Financial, the AllianceBernstein-sponsored mutual funds (“U.S. Funds”) that are registered under the Investment Company Act of 1940, as amended (“Investment Company Act”), certain officers of AllianceBernstein (“AllianceBernstein defendants”), and certain unaffiliated defendants, as well as unnamed Doe defendants. The Hindo Complaint was filed in the United States District Court for the Southern District of New York by alleged shareholders of two of the U.S. Funds. The Hindo Complaint alleges that certain of the AllianceBernstein defendants failed to disclose that they improperly allowed certain hedge funds and other unidentified parties to engage in “late trading” and “market timing” of U.S. Fund securities, violating Sections 11 and 15 of the Securities Act of 1933, as amended (“Securities Act”), Sections 10(b) and 20(a) of the Exchange Act, and Sections 206 and 215 of the Investment Advisers Act of 1940, as amended (“Advisers Act”). Plaintiffs seek an unspecified amount of compensatory damages and rescission of the U.S. Funds’ contracts with AllianceBernstein, including recovery of all fees paid to AllianceBernstein pursuant to such contracts.

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

On April 21, 2006, AllianceBernstein and attorneys for the plaintiffs in the mutual fund shareholder claims, mutual fund derivative claims, and ERISA claims entered into a confidential memorandum of understanding containing their agreement to settle these claims. The agreement will be documented by a stipulation of settlement and will be submitted for court approval at a later date. The settlement amount ($30 million), which we previously accrued and disclosed, has been disbursed. The derivative claims brought on behalf of Holding, in which plaintiffs seek an unspecified amount of damages, remain pending.

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

Revenue Sharing-related Matters

On June 22, 2004, a purported class action complaint entitled Aucoin, et al. v. Alliance Capital Management L.P., et al. (“Aucoin Complaint”) was filed against AllianceBernstein, Holding, the General Partner, AXA Financial, AllianceBernstein Investments, certain current and former directors of the U.S. Funds, and unnamed Doe defendants. The Aucoin Complaint was filed in the United States District Court for the Southern District of New York by alleged shareholders of the AllianceBernstein Growth & Income Fund. The Aucoin Complaint alleged, among other things, (i) that certain of the defendants improperly authorized the payment of excessive commissions and other fees from U.S. Fund assets to broker-dealers in exchange for preferential marketing services, (ii) that certain of the defendants misrepresented and omitted from registration statements and other reports material facts concerning such payments, and (iii) that certain defendants caused such conduct as control persons of other defendants. The Aucoin Complaint asserted claims for violation of Sections 34(b), 36(b) and 48(a) of the Investment Company Act, Sections 206 and 215 of the Advisers Act, breach of common law fiduciary duties, and aiding and abetting breaches of common law fiduciary duties.

On February 2, 2005, plaintiffs filed a consolidated amended class action complaint (“Aucoin Consolidated Amended Complaint”) that asserted claims substantially similar to the Aucoin Complaint and nine additional subsequently-filed lawsuits. On October 19, 2005, the United States District Court for the Southern District of New York dismissed each of the claims set forth in the Aucoin Consolidated Amended Complaint, except for plaintiffs’ claim under Section 36(b) of the Investment Company Act. On January 11, 2006, the District Court granted defendants’ motion for reconsideration and dismissed the remaining Section 36(b) claim. On May 31, 2006, the District Court denied plaintiffs’ motion for leave to file their amended complaint. On July 5, 2006, plaintiffs filed a notice of appeal, which was subsequently withdrawn subject to plaintiffs’ right to reinstate it at a later date. On June 30, 2007, plaintiffs’ time to file an appeal expired. On July 11, 2007, the parties submitted a fully executed Stipulation Withdrawing Appeal to the court, resulting in a final termination of the case.

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

We maintain a qualified profit sharing plan covering U.S. employees and certain foreign employees. Employer contributions are generally limited to the maximum amount deductible for federal income tax purposes.

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

We contributed $2.6 million to the Retirement Plan through July 2007 and currently intend to contribute an additional $1.3 million to the Retirement Plan later this year. Contribution estimates, which are subject to change, are based on regulatory requirements, future market conditions and assumptions used for actuarial computations of the Retirement Plan’s obligations and assets. Management, at the present time, is unable to determine the amount, if any, of additional future contributions that may be required.

Net expense under the retirement plan was comprised of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)

Service cost	$993	$1,127	$1,986	$2,254
Interest cost on projected benefit obligations	1,231	1,167	2,462	2,334
Expected return on plan assets	(1,075)	(948)	(2,150)	(1,896)
Amortization of prior service credit	(15)	(15)	(30)	(30)
Amortization of transition asset	(36)	(36)	(72)	(72)
Recognized actuarial loss	—	99	—	198
Net pension charge	$1,098	$1,394	$2,196	$2,788

7.	Income Taxes

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

Index

Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”.  FIN 48 requires that the effects of a tax position be recognized in the financial statements only if, as of the reporting date, it is “more likely than not” to be sustained based solely on its technical merits.  In making this assessment, a company must assume that the taxing authority will examine the tax position and have full knowledge of all relevant information. As a result of adopting FIN 48, we recognized a $442,000 decrease in the liability for unrecognized tax benefits, which was accounted for as a cumulative-effect adjustment to the January 1, 2007 balance of partners’ capital.  The adjustment reflects the difference between the net amount of liabilities recognized in our consolidated statement of financial position prior to the application of FIN 48 and the net amount of liabilities recognized as a result of applying the provisions of FIN 48.  As of January 1, 2007, the balance of unrecognized tax benefits was $17.9 million.  There have been no material changes to this balance during the first half of 2007. All unrecognized tax benefits, if recognized, would be recorded in the income tax provision and affect the effective tax rate.

Interest and penalties, if any, relating to tax positions are recorded in income tax expense on the consolidated statements of income. The total amount of accrued interest recorded on the consolidated statement of financial condition as of January 1, 2007, the date of adoption of FIN 48, is $1.7 million. There were no accrued penalties as of January 1, 2007.

The company is no longer subject to U.S federal, or state and local income tax examinations by tax authorities for any year prior to 2003. The Internal Revenue Service (“IRS”) commenced an examination of our domestic corporate subsidiaries’ federal tax returns for 2003 and 2004 in the second quarter of 2006 that is anticipated to be completed in early 2008. In addition, an examination of AllianceBernstein’s New York City tax returns for 2003 through 2005 commenced in the second quarter of 2007.  Subject to the results of the examinations for the tax year 2003, the possible recognition of previously established unrecognized tax benefits of approximately $7.5 million over the next 12 months could occur.

We currently have no income tax examinations at our significant non-U.S. subsidiaries. Years that remain open and may be subject to examination vary under local law, and range from one to seven years.

8.	Comprehensive Income

Comprehensive income was comprised of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)

Net income	$334,929	$261,102	$602,630	$488,675
Other comprehensive income (loss):
Unrealized gain (loss) on investments, net of tax	691	(1,050)	(454)	(447)
Employee benefit accounts, net of tax	(50)	—	(101)	—
Foreign currency translation adjustment, net of tax	7,851	5,348	10,700	2,372
	8,492	4,298	10,145	1,925
Comprehensive income	$343,421	$265,400	$612,775	$490,600

9.	Accounting Pronouncements

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

We have reviewed the accompanying condensed consolidated statement of financial condition of AllianceBernstein L.P. and its subsidiaries (“AllianceBernstein”) as of June 30, 2007, the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2007 and 2006, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2007 and 2006. These interim financial statements are the responsibility of the management of AllianceBernstein Corporation, the General Partner.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition as of December 31, 2006, and the related consolidated statements of income, changes in partners’ capital and comprehensive income, and cash flows for the year then ended, and in our report dated February 27, 2007, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial condition as of December 31, 2006 is fairly stated in all material respects in relation to the consolidated statement of financial condition from which it has been derived.

/s/ PricewaterhouseCoopers LLP
New York, New York
August 3, 2007

Index

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

During the second quarter of 2007, investment results for clients were generally quite good. Equity returns were robust, driven by strong gains in stock prices throughout the world. Value equity and hedge fund services performed especially well, with the majority exceeding benchmarks. While an environment of rising global interest rates negatively affected fixed income returns, relative returns were still favorable in many key services, most notably certain retail services. In addition, the performance of our global and international blend strategies was particularly strong. On the other hand, our growth equity services, while producing strong absolute returns, generally trailed their benchmarks for the quarter, especially in our Retail Services. However, for the month of July, performance of our growth equity services is ahead of benchmarks.

While total assets under management (“AUM”) grew 6.9% during the second quarter, organic growth slowed. AUM  growth was strongest in the retail channel owing to an acceleration of  inflows in non-U.S. markets as compared to the last few quarters. Due to seasonal factors, however, growth in our private client channel slowed.

Institutional Investment Services AUM rose 6.9%, crossing the half-trillion dollar mark to $500.6 billion. Global and international services produced approximately 90% of all new assets. Fixed income services were the largest contributor to new assets representing 40% of the total, while value and blend strategies each contributed over 20%. The pipeline of won but unfunded mandates remains substantial.

Our Retail Services had a solid quarter, with AUM up $12 billion, or 7.2%, to $185.4 billion. Retail posted the strongest organic growth rate for the quarter among all of our distribution channels for the first time since the first quarter of 2001. Growth in sales of U.S. funds continued to build while non-U.S. fund sales rebounded from a weak first quarter. Most notable were increases in Luxembourg fund net inflows, which were driven primarily by fixed income sales in Asia.  Also, after reaching the $10 billion milestone last quarter, Wealth Strategies services continued their impressive growth, up 20% during the second quarter to nearly $13 billion.

Our Private Client Services AUM grew 6.6% during the quarter to $106.9 billion despite a deceleration in net inflows that was largely driven by seasonal factors, as clients sourced liquidity from their accounts to pay income taxes. Assets also grew by 29.1% over the last twelve months, driven by record gross inflows of $16.6 billion. Our global financial advisors headcount now stands at 317 advisors, a 13.2% increase versus June 30, 2006.

Our Institutional Research Services revenues were up 0.2% compared to the second quarter of 2006. In addition, revenues were up 3.9% compared to the first quarter of 2007, as double-digit growth in the European business more than offset a modest decrease in U.S. revenues. Our firm received strong marks in two leading European research client surveys for client services and research.

In summary, we believe that the second quarter of 2007 was another strong quarter for the firm, with AUM increasing at a solid rate across all channels and services. Most notably, our value equity, fixed income and international and global blend strategies provided strong relative returns for our clients. Once again, AUM growth was driven by global and international services and non–U.S. clients. Despite continued weakness during the second quarter, we have seen recent signs of relative performance improvement in our growth equity services. Net income for the quarter was $334.9 million, up 28.3% from the second quarter of 2006, and operating margin improved by 280 basis points to 31.0%. Most importantly, we remain unwaveringly committed to placing the interests of our clients first and providing them with world class investment performance and services.

Earnings Guidance

Our earnings are becoming more seasonal, primarily due to the increasing amount of AUM subject to performance fee arrangements, as well as other factors affecting expense ratios. To clarify this point, in our first quarter 2007 Earnings Release we provided full year 2007 earnings guidance estimates that earnings of AllianceBernstein would be at levels that result in Holding’s full year 2007 earnings being approximately $4.65 - $5.00 per Unit, with the fourth quarter accounting for a disproportionate share of the total. In our second quarter 2007 Earnings Release, we estimated that AllianceBernstein’s earnings would be at levels that result in Holding’s full year 2007 earnings being approximately $4.90 – $5.25 per Unit. This estimate, which is not being updated in this Report, was based on information available at the time of the Earnings Release and on the assumptions that equity and fixed income market returns would be at annual rates of 8% and 5%, respectively, for the second half of 2007 and that our net asset inflows would continue during the second half of 2007 at levels similar to rates experienced during the first half of 2007. It is important to stress that our earnings are subject to considerable uncertainty including, but not limited to, capital market volatility, the effect of which can be amplified by the aforementioned increase in assets under management subject to performance fee arrangements.  Earnings guidance should be evaluated in this context.

Index

Assets Under Management

Effective January 1, 2006, we transferred certain client accounts among distribution channels to reflect changes in the way we service these accounts (shown as transfers in the tables below).

Assets under management by distribution channel were as follows:

	As of June 30,
	2007	2006	$ Change	% Change
	(in billions)

Institutional Investment	$500.6	$396.0	$104.6	26.4%
Retail	185.4	146.4	39.0	26.7
Private Client	106.9	82.8	24.1	29.1
Total	$792.9	$625.2	$167.7	26.8

Assets under management by investment service were as follows:

	As of June 30,
	2007	2006	$ Change	% Change
	(in billions)
Equity:
Value
U.S.	$119.8	$107.7	$12.1	11.3%
Global & international	268.4	164.7	103.7	63.0
	388.2	272.4	115.8	42.6
Growth
U.S.	73.1	77.7	(4.6)	(5.9)
Global & international	112.8	79.3	33.5	42.2
	185.9	157.0	28.9	18.4

Total Equity	574.1	429.4	144.7	33.7

Fixed Income:
U.S.	111.5	105.8	5.7	5.3
Global & international	76.4	60.0	16.4	27.4
	187.9	165.8	22.1	13.3
Index/Structured:
U.S.	25.2	24.7	0.5	2.1
Global & international	5.7	5.3	0.4	7.7
	30.9	30.0	0.9	3.1
Total:
U.S.	329.6	315.9	13.7	4.3
Global & international	463.3	309.3	154.0	49.8
Total	$792.9	$625.2	$167.7	26.8

Index

Changes in assets under management for the three months ended June 30, 2007 were as follows:

	Distribution Channel				Investment Service
	Institutional Investment	Retail	Private Client	Total	Value Equity	Growth Equity	Fixed Income	Index/ Structured	Total
	(in billions)

Balance as of April 1, 2007	$468.4	$173.0	$100.3	$741.7	$352.2	$175.9	$183.0	$30.6	$741.7
Long-term flows:
Sales/new accounts	14.7	13.6	4.3	32.6	14.8	7.3	10.3	0.2	32.6
Redemptions/terminations	(5.4)	(9.2)	(1.1)	(15.7)	(5.0)	(6.3)	(3.4)	(1.0)	(15.7)
Cash flow/unreinvested dividends	(5.2)	(0.6)	(1.6)	(7.4)	(3.0)	(2.0)	(1.7)	(0.7)	(7.4)
Net long-term inflows(outflows)	4.1	3.8	1.6	9.5	6.8	(1.0)	5.2	(1.5)	9.5
Market appreciation(depreciation)	28.1	8.6	5.0	41.7	29.2	11.0	(0.3)	1.8	41.7
Net change	32.2	12.4	6.6	51.2	36.0	10.0	4.9	0.3	51.2
Balance as of June 30, 2007	$500.6	$185.4	$106.9	$792.9	$388.2	$185.9	$187.9	$30.9	$792.9

Changes in assets under management for the six months ended June 30, 2007 were as follows:

	Distribution Channel				Investment Service
	Institutional Investment	Retail	Private Client	Total	Value Equity	Growth Equity	Fixed Income	Index/ Structured	Total
	(in billions)

Balance as of January 1, 2007	$455.1	$166.9	$94.9	$716.9	$335.5	$174.1	$177.0	$30.3	$716.9
Long-term flows:
Sales/new accounts	34.0	26.5	10.2	70.7	34.9	15.4	20.1	0.3	70.7
Redemptions/terminations	(13.4)	(18.7)	(2.1)	(34.2)	(11.6)	(13.8)	(7.6)	(1.2)	(34.2)
Cash flow/unreinvested dividends	(10.2)	(0.6)	(2.9)	(13.7)	(5.6)	(4.0)	(3.4)	(0.7)	(13.7)
Net long-term inflows (outflows)	10.4	7.2	5.2	22.8	17.7	(2.4)	9.1	(1.6)	22.8
Transfers	(0.7)	—	0.7	—	—	—	—	—	—
Market appreciation	35.8	11.3	6.1	53.2	35.0	14.2	1.8	2.2	53.2
Net change	45.5	18.5	12.0	76.0	52.7	11.8	10.9	0.6	76.0
Balance as of June 30, 2007	$500.6	$185.4	$106.9	$792.9	$388.2	$185.9	$187.9	$30.9	$792.9

Index

Changes in assets under management for the twelve months ended June 30, 2007 were as follows:

	Distribution Channel				Investment Service
	Institutional Investment	Retail	Private Client	Total	Value Equity	Growth Equity	Fixed Income	Index/ Structured	Total
	(in billions)

Balance as of July 1, 2006	$396.0	$146.4	$82.8	$625.2	$272.4	$157.0	$165.8	$30.0	$625.2
Long-term flows:
Sales/new accounts	61.1	46.3	16.6	124.0	62.8	28.3	32.4	0.5	124.0
Redemptions/terminations	(25.9)	(34.4)	(3.6)	(63.9)	(20.5)	(23.4)	(16.7)	(3.3)	(63.9)
Cash flow/unreinvested dividends	(12.7)	(1.0)	(4.7)	(18.4)	(8.2)	(5.9)	(2.4)	(1.9)	(18.4)
Net long-term inflows (outflows)	22.5	10.9	8.3	41.7	34.1	(1.0)	13.3	(4.7)	41.7
Transfers	(0.7)	—	0.7	—	0.8	(0.8)	—	—	—
Market appreciation	82.8	28.1	15.1	126.0	80.9	30.7	8.8	5.6	126.0
Net change	104.6	39.0	24.1	167.7	115.8	28.9	22.1	0.9	167.7
Balance as of June 30, 2007	$500.6	$185.4	$106.9	$792.9	$388.2	$185.9	$187.9	$30.9	$792.9

Average assets under management by distribution channel and investment service were as follows:

	Three Months Ended				Six Months Ended
	6/30/07	6/30/06	$ Change	% Change	6/30/07	6/30/06	$ Change	% Change
	(in billions)
Distribution Channel:
Institutional Investment	$489.3	$395.9	$93.4	23.6%	$475.3	$387.2	$88.1	22.7%
Retail	181.1	146.9	34.2	23.3	175.8	145.7	30.1	20.7
Private Client	104.3	82.6	21.7	26.4	100.9	80.6	20.3	25.2
Total	$774.7	$625.4	$149.3	23.9	$752.0	$613.5	$138.5	22.6

Investment Service:
Value Equity	$374.5	$270.4	$104.1	38.5%	$359.0	$261.2	$97.8	37.5%
Growth Equity	183.1	158.8	24.3	15.3	179.2	156.4	22.8	14.6
Fixed Income	186.0	165.4	20.6	12.5	183.0	165.2	17.8	10.7
Index/Structured	31.1	30.8	0.3	1.1	30.8	30.7	0.1	0.2
Total	$774.7	$625.4	$149.3	23.9	$752.0	$613.5	$138.5	22.6

Index

Consolidated Results of Operations

	Three Months Ended				Six Months Ended
	6/30/07	6/30/06	$ Change	% Change	6/30/07	6/30/06	$ Change	% Change
	(in millions, except per unit amounts)

Net revenues	$1,158.8	$933.3	$225.5	24.2%	$2,203.1	$1,829.0	$374.1	20.5%
Expenses	799.1	669.8	129.3	19.3	1,557.0	1,325.7	231.3	17.4
Operating income	359.7	263.5	96.2	36.5	646.1	503.3	142.8	28.4
Non-operating income	4.0	9.7	(5.7)	(58.7)	8.2	13.2	(5.0)	(37.7)
Income before income taxes	363.7	273.2	90.5	33.1	654.3	516.5	137.8	26.7
Income taxes	28.8	12.1	16.7	137.1	51.7	27.8	23.9	85.8
Net income	$334.9	$261.1	$73.8	28.3	$602.6	$488.7	$113.9	23.3

Diluted net income per unit	$1.27	$0.99	$0.28	28.3	$2.28	$1.86	$0.42	22.6

Distributions per unit	$1.27	$0.99	$0.28	28.3	$2.28	$1.86	$0.42	22.6

Operating margin (1)	31.0%	28.2%			29.3%	27.5%

(1)Operating income as a percentage of net revenues.

Net income for the three-month and six-month periods ended June 30, 2007 increased 28.3% and 23.3%, respectively, from the corresponding periods in 2006. This increase was primarily due to higher investment advisory and services fee revenues resulting from higher assets under management, partially offset by higher employee compensation and benefits expenses.

Index

Net Revenues

The following table summarizes the components of total net revenues:

	Three Months Ended				Six Months Ended
	6/30/07	6/30/06	$ Change	% Change	6/30/07	6/30/06	$ Change	% Change
	(in millions)
Investment advisory and services fees:
Institutional Investment:
Base fees	$352.9	$271.5	$81.4	30.0%	$673.4	$523.3	$150.1	28.7%
Performance fees	21.2	36.6	(15.4)	(42.1)	39.3	50.1	(10.8)	(21.6)
	374.1	308.1	66.0	21.4	712.7	573.4	139.3	24.3
Retail:
Base fees	236.7	192.9	43.8	22.7	457.2	379.6	77.6	20.4
Performance fees	—	(0.1)	0.1	100.0	—	(0.2)	0.2	100.0
	236.7	192.8	43.9	22.7	457.2	379.4	77.8	20.5
Private Client:
Base fees	232.8	189.0	43.8	23.2	450.1	364.4	85.7	23.5
Performance fees	1.6	0.3	1.3	587.3	0.7	(0.3)	1.0	n/m
	234.4	189.3	45.1	23.8	450.8	364.1	86.7	23.8
Total:
Base fees	822.4	653.4	169.0	25.9	1,580.7	1,267.3	313.4	24.7
Performance fees	22.8	36.8	(14.0)	(38.1)	40.0	49.6	(9.6)	(19.3)
	845.2	690.2	155.0	22.5	1,620.7	1,316.9	303.8	23.1

Distribution revenues	118.9	104.5	14.4	13.9	231.1	207.3	23.8	11.5
Institutional research services	102.8	102.6	0.2	0.2	201.8	198.4	3.4	1.7
Dividend and interest income	70.1	61.5	8.6	14.0	138.4	116.8	21.6	18.5
Investment gains (losses)	32.1	(15.5)	47.6	n/m	41.6	10.7	30.9	289.4
Other revenues	44.6	35.9	8.7	24.0	78.5	69.5	9.0	12.9
Total revenues	1,213.7	979.2	234.5	24.0	2,312.1	1,919.6	392.5	20.4
Less: Interest expense	54.9	45.9	9.0	19.8	109.0	90.6	18.4	20.3
Net Revenues	$1,158.8	$933.3	$225.5	24.2	$2,203.1	$1,829.0	$374.1	20.5

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

For the three-month and six-month periods ended June 30, 2007, our investment advisory and services fees increased 22.5% and 23.1%, respectively, from the corresponding periods in 2006. These increases were primarily due to increases of 23.9% and 22.6%, respectively, in average assets under management resulting from net asset inflows and market appreciation. For the three-month and six-month periods ended June 30, 2007, performance fees aggregated $22.8 million and $40.0 million, respectively, a decrease of $14.0 million and $9.6 million, respectively, in comparison with the corresponding periods in 2006.

Institutional investment advisory and services fees for the three-month and six-month periods ended June 30, 2007 increased $66.0 million, or 21.4%, and $139.3 million, or 24.3%, respectively, from the corresponding periods ended June 30, 2006, primarily as a result of increases of 23.6% and 22.7%, respectively, in average assets under management.

Index

Retail investment advisory and services fees for the three-month and six-month periods ended June 30, 2007 increased by $43.9 million, or 22.7%, and $77.8 million, or 20.5%, respectively, from the corresponding periods in 2006, reflecting increases of 23.3% and 20.7%, respectively, in average assets under management.

Private client investment advisory and services fees for the three-month and six-month periods ended June 30, 2007 increased by $45.1 million, or 23.8%, and $86.7 million, or 23.8%, respectively, from the corresponding periods in 2006, primarily as a result of increases of 22.8% and 24.7%, respectively, in billable assets under management.

Distribution Revenues

AllianceBernstein Investments and AllianceBernstein Luxembourg (both wholly-owned subsidiaries of AllianceBernstein) act as distributor and/or placement agent of company-sponsored mutual funds and receive distribution services fees from certain of those funds as partial reimbursement of the distribution expenses they incur. Distribution revenues for the three-month and six-month periods ended June 30, 2007 increased $14.4 million, or 13.9%, and $23.8 million, or 11.5%, respectively, compared to the corresponding periods in 2006, principally due to higher average mutual fund AUM.

Institutional Research Services

Institutional Research Services revenue consists principally of brokerage transaction charges received for providing in-depth independent, fundamental research and brokerage-related services to institutional investors.

Revenues from institutional research services for the three-month and six-month periods ended June 30, 2007 reflect an increase of $0.2 million, or 0.2%, and $3.4 million, or 1.7%, respectively, from the corresponding periods in 2006. These increases were the result of higher revenues in London, primarily due to increased volumes. U.S. revenues decreased in the second quarter of 2007 due to reductions in market share and pricing, partially offset by an increase in volumes, and were essentially flat during the first half of 2007 as compared to the first half of 2006.

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

Dividend and Interest Income and Interest Expense

Dividend and interest income consists of investment income, interest earned on United States Treasury Bills and interest earned on collateral given for securities borrowed from brokers and dealers. Interest expense includes interest accrued on cash balances in customers’ brokerage accounts and on collateral received for securities loaned. Dividend and interest income, net of interest expense, for the three-month and six-month periods ended June 30, 2007 decreased $0.4 million and increased $3.2 million, respectively, from the corresponding periods in 2006. The increase for the six-month period was due primarily to increased stock borrowing activity as a result of higher brokerage balances in 2007.

Investment Gains (Losses)

Investment gains (losses), consisting of realized and unrealized gains or losses on investments related to deferred compensation plan obligations and other investments, increased $47.6 million and $30.9 million, respectively, for the three-month and six-month periods ended June 30, 2007 compared to the corresponding periods in 2006. The increases were due primarily to significant mark-to-market gains on investments related to deferred compensation plan obligations.  The impact of these gains on our obligations to plan participants is amortized over the vesting period of the awards, or immediately for fully vested awards.

Other Revenues

Other revenues consist of fees earned for transfer agency services provided to our mutual funds, fees earned for administration and recordkeeping services provided to our mutual funds and the general accounts of AXA and its subsidiaries, our equity in the earnings of investments made in limited partnership hedge funds that we sponsor and manage, and other miscellaneous revenues. Other revenues for the three-month and six-month periods ended June 30, 2007 increased $8.7 million and $9.0 million, respectively, from the corresponding periods in 2006 due primarily to higher equity in earnings of new and existing hedge funds due to improved market performance in 2007, as well as higher investment balances.

Index

Expenses

The following table summarizes the components of expenses:

	Three Months Ended				Six Months Ended
	6/30/07	6/30/06	$ Change	% Change	6/30/07	6/30/06	$ Change	% Change
	(in millions)
Employee compensation and benefits	$475.9	$373.8	$102.1	27.3%	$916.4	$744.1	$172.3	23.2%
Promotion and servicing	172.5	156.3	16.2	10.3	333.5	302.6	30.9	10.2
General and administrative	138.5	127.7	10.8	8.4	282.2	254.3	27.9	11.0
Interest	7.0	6.8	0.2	2.7	14.5	14.3	0.2	1.7
Amortization of intangible assets	5.2	5.2	—	0.1	10.4	10.4	—	0.1
Total	$799.1	$669.8	$129.3	19.3	$1,557.0	$1,325.7	$231.3	17.4

Employee Compensation and Benefits

We had 5,179 full-time employees at June 30, 2007 compared to 4,588 at June 30, 2006. Employee compensation and benefits, which represented approximately 60% and 59% of total expenses in the respective three-month and six-month periods ended June 30, 2007, include base compensation, cash and deferred incentive compensation, commissions, fringe benefits, and other employment costs.

Base compensation, fringe benefits and other employment costs for the three-month and six-month periods ended June 30, 2007 increased $26.5 million, or 20.0%, and $52.0 million, or 20.1%, respectively, from the corresponding periods in 2006, primarily as a result of increased headcount, annual merit increases, higher severance, and higher fringe benefits. Incentive compensation for the three-month and six-month periods ended June 30, 2007 increased $55.5 million, or 37.8%, and $80.7 million, or 26.5%, respectively, from the corresponding periods in 2006, primarily as a result of the increase in full-time employees, higher estimated annual bonus payments due to higher earnings, and higher deferred compensation expense. In comparison with the corresponding periods in 2006, commission expense for the three-month and six-month periods ended June 30, 2007 was higher by $20.1 million, or 21.3%, and by $39.6 million, or 21.8%, respectively, due to higher sales volume across all distribution channels.

Promotion and Servicing

Promotion and servicing expenses, which represented approximately 22% and 21% of total expenses in the respective three-month and six-month periods ended June 30, 2007, include distribution plan payments to financial intermediaries for distribution of company-sponsored mutual funds and amortization of deferred sales commissions paid to financial intermediaries for the sale of back-end load shares of our sponsored mutual funds. See Capital Resources and Liquidity in this Item 2 and Note 5 to AllianceBernstein’s condensed consolidated financial statements contained in Item 1 of this Form 10-Q for further discussion of deferred sales commissions. Also included in this expense category are costs related to travel and entertainment, advertising, promotional materials, and investment meetings and seminars for financial intermediaries that distribute our mutual fund products.

Promotion and servicing expenses for the three-month and six-month periods ended June 30, 2007 increased $16.2 million, or 10.3%, and $30.9 million, or 10.2%, respectively, from the corresponding periods in 2006, primarily due to higher distribution plan payments and travel.

General and Administrative

General and administrative expenses, which represented approximately 17% and 18% of total expenses for the three-month and six-month periods ended June 30, 2007, respectively, are costs related to operations, including technology, professional fees, occupancy, communications, minority interests in consolidated subsidiaries, and similar expenses. General and administrative expenses for the three-month and six-month periods ended June 30, 2007 increased $10.8 million, or 8.4%, and $27.9 million, or 11.0%, respectively, from the corresponding periods in 2006. The increase was primarily due to higher occupancy and technology costs, partially offset by lower legal costs.

Non-Operating  Income

Non-operating income consists of contingent purchase price payments earned from the disposition in 2005 of our cash management services. Non-operating income for the three-month and six-month periods ended June 30, 2007 decreased $5.7 million, or 58.7%, and $5.0 million, or 37.7%, respectively, compared to the corresponding periods in 2006.  The decrease reflects the recognition of a $7.5 million gain contingency during the second quarter of 2006 (resulting from the expiration of a “clawback” provision).

Index

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

Income tax expense for the three-month and six-month periods ended June 30, 2007 increased $16.7 million, or 137.1%, and $23.9 million, or 85.8%, respectively, from the corresponding periods in June 30, 2006, primarily as a result of increased earnings and a higher effective tax rate reflecting higher earnings by our foreign subsidiaries (primarily in the U.K. and Japan).

Congress recently proposed tax legislation that would cause certain partnerships whose partnership interests are traded in a public market and that derive income from investment adviser or asset management services to be taxed as corporations, thus subjecting their income to a higher level of income tax. In its current form, the proposed legislation would not affect AllianceBernstein, which is a private partnership.

CAPITAL RESOURCES AND LIQUIDITY

The following table identifies selected items relating to capital resources and liquidity:

	Six Months Ended June 30,
	2007	2006	% Change
	(in millions)

Partners’ capital, as of June 30	$4,550.3	$4,375.8	4.0%
Cash flow from operations	805.9	749.9	7.5
Proceeds from sales (purchases) of investments, net	11.1	(41.0)	n/m
Capital expenditures	(55.4)	(49.6)	11.6
Distributions paid	(684.1)	(517.2)	32.3
Purchases of Holding Units	(13.9)	(18.4)	(24.1)
Issuance of Holding Units	—	47.2	(100.0)
Additional investments by Holding with proceeds from exercise of compensatory options to buy Holding Units	36.8	45.6	(19.4)
Issuance of commercial paper, net	(29.1)	5.4	n/m
Available Cash Flow	598.5	484.1	23.6
Distributions per AllianceBernstein Unit	2.28	1.86	22.6

Cash and cash equivalents of $772.0 million as of June 30, 2007 increased $79.3 million from $692.7 million at December 31, 2006. Cash inflows are primarily provided by operations, proceeds from sales of investments, and additional investments by Holding using proceeds from exercises of compensatory options to buy Holding Units. Significant cash outflows include cash distributions paid to the General Partner and unitholders, capital expenditures, the repayment of commercial paper, purchases of investments, and purchases of Holding Units to fund deferred compensation plans.

Contingent Deferred Sales Charge

See Note 5 to AllianceBernstein’s condensed consolidated financial statements contained in Item 1 of this Form 10-Q.

Index

Debt and Credit Facilities

Total available credit, debt outstanding and weighted average interest rates as of June 30, 2007 and December 31, 2006 were as follows:

	June 30, 2007			December 31, 2006
	Credit Available	Debt Outstanding	Interest Rate	Credit Available	Debt Outstanding	Interest Rate
	(in millions)
Senior Notes	$200.0	$—	—%	$200.0	$—	—%
Commercial paper(1)	800.0	319.7	5.4	800.0	334.9	5.3
Revolving credit facility(1)	—	—	—	—	—	—
Extendible commercial notes	100.0	—	—	100.0	—	—
Other	—	—	—	—	—	—
Total	$1,100.0	$319.7	5.4	$1,100.0	$334.9	5.3

(1)
Our revolving credit facility supports our commercial paper program; amounts borrowed under the commercial paper program reduce amounts available for other purposes under the revolving credit facility on a dollar-for-dollar basis.

In August 2001, we issued $400 million 5.625% Notes (“Senior Notes”) pursuant to a shelf registration statement that originally permitted us to issue up to $600 million in senior debt securities.  The Senior Notes matured in August 2006 and were retired using cash flow from operations and proceeds from the issuance of commercial paper.  We currently have $200 million available under the shelf registration statement for future issuances.

In February 2006, we entered into an $800 million five-year revolving credit facility with a group of commercial banks and other lenders. The revolving credit facility is intended to provide back-up liquidity for our commercial paper program, which we increased from $425 million to $800 million in May 2006. Under the revolving credit facility, the interest rate, at our option, is a floating rate generally based upon a defined prime rate, a rate related to the London Interbank Offered Rate (LIBOR) or the Federal Funds rate. The revolving credit facility contains covenants which, among other things, require us to meet certain financial ratios. We were in compliance with the covenants as of June 30, 2007. To supplement this revolving credit facility, in April 2007 we entered into a $100 million three-month, renewable uncommitted loan agreement with a major bank.

We currently maintain a $100 million extendible commercial notes (“ECN”) program as a supplement to our commercial paper program. ECNs are short-term uncommitted debt instruments that do not require back-up liquidity support.

In 2006, SCB LLC entered into four separate uncommitted line of credit facility agreements with various banks, each for $100 million.  During January and February of 2007, SCB LLC increased three of the agreements to $200 million each and entered into an additional agreement for $100 million with a new bank. As of June 30, 2007, no amounts were outstanding under these credit facilities.

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

Index

Management believes that the critical accounting policies and estimates discussed below involve significant management judgment due to the sensitivity of the methods and assumptions used.

Deferred Sales Commission Asset

Management tests the deferred sales commission asset for recoverability quarterly. Significant assumptions utilized to estimate the company’s future average assets under management and undiscounted future cash flows from back-end load shares include expected future market levels and redemption rates. Market assumptions are selected using a long-term view of expected average market returns based on historical returns of broad market indices. As of June 30, 2007, management used average market return assumptions of 5% for fixed income and 8% for equity to estimate annual market returns. Higher actual average market returns would increase undiscounted future cash flows, while lower actual average market returns would decrease undiscounted future cash flows. Future redemption rate assumptions range from 22% to 25% for U.S. fund shares and 22% to 34% for non-U.S. fund shares, determined by reference to actual redemption experience over the five-year, three-year, one-year and current periods ended June 30, 2007, calculated as a percentage of the company’s average assets under management represented by back-end load shares. An increase in the actual rate of redemptions would decrease undiscounted future cash flows, while a decrease in the actual rate of redemptions would increase undiscounted future cash flows. These assumptions are reviewed and updated quarterly. Estimates of undiscounted future cash flows and the remaining life of the deferred sales commission asset are made from these assumptions and the aggregate undiscounted future cash flows are compared to the recorded value of the deferred sales commission asset. Management determined that the deferred sales commission asset was not impaired as of June 30, 2007. If management determines in the future that the deferred sales commission asset is not recoverable, an impairment condition would exist and a loss would be measured as the amount by which the recorded amount of the asset exceeds its estimated fair value. Estimated fair value is determined using management’s best estimate of future cash flows discounted to a present value amount.

Goodwill

As a result of the adoption of SFAS No. 142, goodwill is tested at least annually, as of September 30, for impairment. Significant assumptions are required in performing goodwill impairment tests. Such tests include determining whether the estimated fair value of AllianceBernstein, the reporting unit, exceeds its book value. There are several methods of estimating AllianceBernstein’s fair value, which includes valuation techniques such as market quotations and discounted expected cash flows. In developing estimated fair value using a discounted cash flow valuation technique, business growth rate assumptions are applied over the estimated life of the goodwill asset and the resulting expected cash flows are discounted to arrive at a present value amount that approximates fair value. These assumptions consider all material events that have impacted, or that we believe could potentially impact, future discounted expected cash flows. As of September 30, 2006, the impairment test indicated that goodwill was not impaired. Management also believes that goodwill was not impaired as of June 30, 2007. However, future tests may be based upon different assumptions which may or may not result in an impairment of this asset. Any impairment could reduce materially the recorded amount of the goodwill asset with a corresponding charge to our earnings.

Intangible Assets

Acquired intangibles are recognized at fair value and amortized over their estimated useful lives of twenty years. Intangible assets are evaluated for impairment quarterly. A present value technique is applied to management’s best estimate of future cash flows to estimate the fair value of intangible assets. Estimated fair value is then compared to the recorded book value to determine whether an impairment is indicated. The estimates used include estimating attrition factors of customer accounts, asset growth rates, direct expenses and fee rates. We choose assumptions based on actual historical trends that may or may not occur in the future. Management believes that intangible assets were not impaired as of June 30, 2007. However, future tests may be based upon different assumptions which may or may not result in an impairment of this asset. Any impairment could reduce materially the recorded amount of intangible assets with a corresponding charge to our earnings.

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

Index

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

The objective of our discount rate assumption was to reflect the rate at which the pension benefits could be effectively settled. In making this determination, we took into account the timing and amount of benefits that would be available under the plan’s lump sum option. To that effect, our methodology for selecting the discount rate as of December 31, 2006 was to match the plan’s cash flows to that of a yield curve that provides the equivalent yields on zero-coupon corporate bonds for each maturity. Benefit cash flows due in a particular year can be “settled” theoretically by “investing” them in the zero-coupon bond that matures in the same year. The discount rate is the single rate that produces the same present value of cash flows. The selection of the 5.90% discount rate as of December 31, 2006 represents the approximate mid-point (to the nearest five basis points) of the single rate under two independently constructed yield curves, one of which, prepared by Mercer Human Resources, produced a rate of 5.94%; the other, prepared by Citigroup, produced a rate of 5.89%. The discount rate as of December 31, 2005 was 5.65%, which was used in developing the 2006 net pension charge. A lower discount rate increases pension expense and the present value of benefit obligations. A 25 basis point adjustment, up or down, in the discount rate (along with a corresponding adjustment in the assumed lump sum interest rate) would have decreased or increased the 2006 net pension charge of $4.9 million by approximately $0.6 million.

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

ACCOUNTING PRONOUNCEMENTS

See Note 9 to AllianceBernstein’s condensed consolidated financial statements contained in Item 1 of this Form 10-Q.

FORWARD-LOOKING STATEMENTS

Certain statements provided by management in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks, uncertainties, and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. The most significant of these factors include, but are not limited to, the following: the performance of financial markets, the investment performance of sponsored investment products and separately managed accounts, general economic conditions, future acquisitions, competitive conditions, and government regulations, including changes in tax regulations and rates, and the manner in which the earnings of publicly traded partnerships are taxed. We caution readers to carefully consider such factors. Further, such forward-looking statements speak only as of the date on which such statements are made; we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. For further information regarding these forward-looking statements and the factors that could cause actual results to differ, see “Risk Factors” in Part I, Item 1A of our Form 10-K for the year ended December 31, 2006 and Part II, Item 1A of this Form 10-Q. Any or all of the forward-looking statements that we make in this Form 10-Q or any other public statements we issue may turn out to be wrong. It is important to remember that other factors besides those listed in “Risk Factors” and those listed below could also adversely affect our revenues, financial condition, results of operations, and business prospects.

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

The forward-looking statements referred to above also include a description of estimated earnings guidance and related assumptions provided for full year 2007 which was included in our second quarter 2007 Earnings Release, and which is not being updated in this Report. That earnings guidance was based on information available as of the date of the Earnings Release and on a number of assumptions, including, but not limited to, the following: net inflows of client assets under management continuing during the second half of 2007 at levels similar to rates experienced during the first half of 2007, and equity and fixed income market returns being at annual rates of 8% and 5%, respectively, during the second half of 2007. Net inflows of client assets are subject to domestic and international securities market conditions, competitive factors, and relative investment performance, each of which may have a negative effect on net inflows; capital market performance is inherently unpredictable. Our expectation that the fourth quarter will account for a disproportionate share of total earnings is based on the relative amount of assets under management subject to performance fees that are calculated at the end of the fourth quarter. In view of these factors, and particularly given the volatility of capital markets (and the effect of such volatility on performance fees and the value of investments in respect of incentive compensation) and the difficulty of predicting client asset inflows and outflows, our earnings estimates should not be relied on as predictions of actual performance, but only as estimates based on information available at the time they were made and on assumptions that may or may not be correct. There can be no assurance that we will be able to meet the investment and service goals and needs of our clients or that, even if we do, it will have a positive effect on the company’s financial performance.

OTHER INFORMATION

With respect to the unaudited condensed consolidated interim financial information of AllianceBernstein for the three-month and six-month periods ended June 30, 2007, included in this quarterly report on Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information.  However, their separate report dated August 3, 2007 appearing herein states that they did not audit and they do not express an opinion on the unaudited condensed consolidated interim financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied.  PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act for their report on the unaudited condensed consolidated interim financial information because that report is not a “report” or a “part” of registration statements prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Securities Act.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to AllianceBernstein’s market risk for the quarterly period ended June 30, 2007.

Item 4.   Controls and Procedures

Disclosure Controls and Procedures

AllianceBernstein maintains a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed in our reports under the Exchange Act is (i) recorded, processed, summarized, and reported in a timely manner, and (ii) accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to permit timely decisions regarding our disclosure.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the second quarter of 2007 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Changes in the partnership structure of Holding and AllianceBernstein and/or changes in the tax law governing partnerships would have significant tax ramifications.

Holding, having elected under Section 7704(g) of the Internal Revenue Code of 1986, as amended (“Code”), to be subject to a 3.5% federal tax on partnership gross income from the active conduct of a trade or business, is a “grandfathered” publicly traded partnership for federal income tax purposes.  Holding is also subject to the 4.0% New York City unincorporated business tax (“UBT”), net of credits for UBT paid by AllianceBernstein. In order to preserve Holding’s status as a “grandfathered” publicly traded partnership for federal income tax purposes, management ensures that Holding does not directly or indirectly (through AllianceBernstein) enter into a substantial new line of business. In our case, a “new line of business” would be any business that is not closely related to our historical business of providing research and diversified investment management and related services to clients. A new line of business is “substantial” when a partnership derives more than 15% of its gross income from, or uses more than 15% of its total assets in, the new line of business.

AllianceBernstein is a private partnership for federal income tax purposes and, accordingly, is not subject to federal and state corporate income taxes. However, AllianceBernstein is subject to the 4.0% UBT. Domestic corporate subsidiaries of AllianceBernstein, which are subject to federal, state and local income taxes, are generally included in the filing of a consolidated federal income tax return with separate state and local income tax returns being filed. Foreign corporate subsidiaries are generally subject to taxes in the foreign jurisdiction where they are located.

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

Congress recently proposed tax legislation that would cause certain partnerships whose partnership interests are traded in a public market (“PTPs”) and that derive income from investment adviser or asset management services to be taxed as corporations, thus subjecting their income to a higher level of income tax. Holding is a PTP that derives its income from such services through its ownership interest in AllianceBernstein. However, our review of the legislation in the form proposed confirms our belief that Holding’s PTP status would not be affected. In addition, we have received consistent indications from a number of individuals involved in the legislative process that Holding’s tax status was not the focus of the proposed legislation, and that they do not expect to change that approach. However, we cannot predict whether, or in what form, the proposed tax legislation will pass, and are unable to determine what effect any new legislation might have on us. If Holding were to lose its federal tax status as a grandfathered PTP, it would be subject to corporate income tax, which would reduce materially its net income and quarterly distributions to Holding Unitholders.

Index

In its current form, the proposed legislation would not affect AllianceBernstein, which is a private partnership.

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

Date: August 3, 2007		ALLIANCEBERNSTEIN L.P.

	By:	/s/ Robert H. Joseph, Jr.
Robert H. Joseph, Jr.
Senior Vice President and Chief Financial Officer