Form 10-Q
period 2007-09-30
ALLIANCEBERNSTEIN L.P.
filed 2007-11-05
CIK 1109448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

The number of units representing assignments of beneficial ownership of limited partnership interests outstanding as of September 30, 2007 was 260,118,297.

ALLIANCEBERNSTEIN L.P.

Index

Part I

FINANCIAL INFORMATION
Item 1.   Financial Statements

ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition
(in thousands, except unit amounts)

	September 30, 2007	December 31, 2006
	(unaudited)

ASSETS
Cash and cash equivalents	$687,429	$692,658
Cash and securities segregated, at market (cost: $1,227,324 and $1,863,133)	1,230,055	1,863,957
Receivables, net:
Brokers and dealers	2,750,383	2,445,552
Brokerage clients	382,285	485,446
Fees, net	706,409	557,280
Investments	707,182	543,653
Furniture, equipment and leasehold improvements, net	334,426	288,575
Goodwill, net	2,893,029	2,893,029
Intangible assets, net	269,388	284,925
Deferred sales commissions, net	187,629	194,950
Other investments	276,559	203,950
Other assets	170,370	147,130
Total assets	$10,595,144	$10,601,105

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Payables:
Brokers and dealers	$536,950	$661,790
Brokerage clients	3,716,906	3,988,032
AllianceBernstein mutual funds	195,419	266,849
Accounts payable and accrued expenses	346,235	333,007
Accrued compensation and benefits	908,182	392,014
Debt	163,000	334,901
Minority interests in consolidated subsidiaries	135,865	53,515
Total liabilities	6,002,557	6,030,108

Commitments and contingencies (See Note 5)

Partners’ capital:
General Partner	46,212	46,416
Limited partners: 260,118,297 and 259,062,014 units issued and outstanding	4,590,951	4,584,200
Capital contributions receivable from General Partner	(28,133)	(29,590)
Deferred compensation expense	(68,501)	(63,196)
Accumulated other comprehensive income	52,058	33,167
Total partners’ capital	4,592,587	4,570,997
Total liabilities and partners’ capital	$10,595,144	$10,601,105

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Income
 (in thousands, except per unit amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Revenues:
Investment advisory and services fees	$870,282	$677,914	$2,490,961	$1,994,846
Distribution revenues	120,289	103,810	351,438	311,096
Institutional research services	103,552	87,908	305,355	286,306
Dividend and interest income	72,665	63,680	211,042	180,470
Investment gains (losses)	25,507	18,571	67,143	29,263
Other revenues	15,549	29,794	94,032	99,314
Total revenues	1,207,844	981,677	3,519,971	2,901,295
Less: Interest expense	55,022	46,966	164,040	137,586
Net revenues	1,152,822	934,711	3,355,931	2,763,709

Expenses:
Employee compensation and benefits	446,938	375,655	1,363,350	1,119,782
Promotion and servicing:
Distribution plan payments	86,230	71,414	248,754	215,254
Amortization of deferred sales commissions	23,739	21,679	73,253	71,649
Other	61,192	52,771	182,612	161,585
General and administrative	144,276	132,041	426,500	386,321
Interest on borrowings	5,965	5,936	20,484	20,219
Amortization of intangible assets	5,179	5,182	15,537	15,532
	773,519	664,678	2,330,490	1,990,342

Operating income	379,303	270,033	1,025,441	773,367

Non-operating income	3,353	3,112	11,566	16,293

Income before income taxes	382,656	273,145	1,037,007	789,660

Income taxes	34,574	20,171	86,295	48,011

Net income	$348,082	$252,974	$950,712	$741,649

Net income per unit:
Basic	$1.33	$0.97	$3.62	$2.85
Diluted	$1.32	$0.96	$3.60	$2.83

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2007	2006

Cash flows from operating activities:
Net income	$950,712	$741,649
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred sales commissions	73,253	71,649
Amortization of non-cash deferred compensation	37,483	35,301
Depreciation and other amortization	78,283	57,487
Other, net	(48,079)	(15,697)
Changes in assets and liabilities:
Decrease in segregated cash and securities	633,902	341,990
(Increase) in receivable from brokers and dealers	(290,503)	(482,204)
Decrease in receivable from brokerage clients	114,685	22,538
(Increase) in fees receivable, net	(134,991)	(80,983)
(Increase) in trading investments	(162,517)	(179,400)
(Increase) in deferred sales commissions	(65,931)	(71,791)
(Increase) decrease in other investments	(48,983)	20,815
(Increase) decrease in other assets	(19,689)	8,810
(Decrease) increase in payable to brokers and dealers	(136,988)	25,522
(Decrease) increase in payable to brokerage clients	(284,728)	194,497
(Decrease) in payable to AllianceBernstein mutual funds	(71,430)	(20,330)
Increase (decrease) in accounts payable and accrued expenses	80,004	(70,385)
Increase in accrued compensation and benefits	512,760	419,586
Net cash provided by operating activities	1,217,243	1,019,054

Cash flows from investing activities:
Purchases of investments	(17,223)	(54,803)
Proceeds from sales of investments	46,251	2,580
Additions to furniture, equipment and leasehold improvements	(87,852)	(74,954)
Purchase of business, net of cash acquired	—	(16,086)
Net cash used in investing activities	(58,824)	(143,263)

Cash flows from financing activities:
(Repayment) issuance of commercial paper, net	(191,566)	169,602
Repayment of Senior Notes	—	(400,000)
Cash distributions to General Partner and unitholders	(1,017,702)	(774,885)
Capital contributions from General Partner	2,700	2,281
Additional investment by Holding with proceeds from exercise of compensatory options to buy Holding Units	41,446	63,245
Purchases of Holding Units to fund deferred compensation plans, net	(12,530)	(16,648)
Net cash used in financing activities	(1,177,652)	(956,405)

Effect of exchange rate changes on cash and cash equivalents	14,004	3,377

Net (decrease) in cash and cash equivalents	(5,229)	(77,237)
Cash and cash equivalents as of beginning of period	692,658	654,168
Cash and cash equivalents as of end of period	$687,429	$576,931

Non-cash financing activities:

Additional investment by Holding through issuance of Holding Units in exchange for cash awards made under the Partners Compensation Plan	$—	$47,161

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2007
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

•
Institutional Research Services – servicing institutional investors desiring institutional research services including independent, in-depth fundamental research, portfolio strategy, and brokerage-related services.

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

As of September 30, 2007, AXA, a société anonyme organized under the laws of France and the holding company for an international group of insurance and related financial services companies, AXA Financial, Inc. (an indirect wholly-owned subsidiary of AXA, “AXA Financial”), AXA Equitable Life Insurance Company (a wholly-owned subsidiary of AXA Financial, “AXA Equitable”), and certain subsidiaries of AXA Financial, collectively referred to as “AXA and its subsidiaries”, owned approximately 1.7% of the issued and outstanding Holding Units.

Index

As of September 30, 2007, the ownership structure of AllianceBernstein, as a percentage of general and limited partnership interests, was as follows:

AXA and its subsidiaries	62.6%
Holding	33.0
SCB Partners Inc. (a wholly-owned subsidiary of SCB Inc.; formerly known as Sanford C. Bernstein Inc.)	3.1
Other	1.3
100.0%

AllianceBernstein Corporation (an indirect wholly-owned subsidiary of AXA, “General Partner”) is the general partner of both Holding and AllianceBernstein. AllianceBernstein Corporation owns 100,000 general partnership units in Holding and a 1% general partnership interest in AllianceBernstein. Including the general partnership interests in AllianceBernstein and Holding, and their equity interest in Holding, as of September 30, 2007, AXA and its subsidiaries had an approximate 63.2% economic interest in AllianceBernstein.

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentation. These include certain reclassifications within operating cash flow related to deferred compensation, other investments, and accrued expenses.

Cash Distributions

AllianceBernstein is required to distribute all of its Available Cash Flow, as defined in the Amended and Restated Agreement of Limited Partnership of AllianceBernstein (“AllianceBernstein Partnership Agreement”), to its unitholders and to the General Partner. Available Cash Flow can be summarized as the cash received by AllianceBernstein from operations minus such amounts as the General Partner determines, in its sole discretion, should be retained by AllianceBernstein for use in its business.

Index

The General Partner computes cash received from operations by determining the sum of:

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

On October 24, 2007, the General Partner declared a cash distribution of $346.8 million, or $1.32 per AllianceBernstein Unit, representing the distribution of Available Cash Flow for the three months ended September 30, 2007. The General Partner, as a result of its 1% general partnership interest, is entitled to receive 1% of each quarterly distribution. The distribution is payable on November 15, 2007 to holders of record as of November 5, 2007.

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

In accordance with Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets”, we test goodwill at least annually, as of September 30, for impairment. As of September 30, 2007, the impairment test indicated that goodwill was not impaired.

Intangible Assets, Net

Intangible assets consist primarily of costs assigned to investment management contracts of SCB Inc., less accumulated amortization. Intangible assets are being amortized over the estimated useful life of approximately 20 years. The gross carrying amount and accumulated amortization of intangible assets subject to amortization totaled $414.3 million and $144.9 million as of September 30, 2007, respectively. Amortization expense was $5.2 million for the three months ended September 30, 2007 and 2006, and estimated annual amortization expense for each of the next five years is approximately $20.7 million. Management tests intangible assets for impairment quarterly. Management believes that intangible assets were not impaired as of September 30, 2007.

Deferred Sales Commissions, Net

We pay commissions to financial intermediaries in connection with the sale of shares of open-end company-sponsored mutual funds sold without a front-end sales charge (“back-end load shares”). These commissions are capitalized as deferred sales commissions and amortized over periods not exceeding five and one-half years for U.S. fund shares and four years for non-U.S. fund shares, the periods of time during which deferred sales commissions are generally recovered. We recover these commissions from distribution services fees received from those funds and from contingent deferred sales commissions (“CDSC”) received from shareholders of those funds upon the redemption of their shares. CDSC cash recoveries are recorded as reductions of unamortized deferred sales commissions when received. Management tests the deferred sales commission asset for recoverability quarterly and determined that the balance as of September 30, 2007 was not impaired.

Index

Loss Contingencies – Legal Proceedings

With respect to all significant litigation matters, we conduct a probability assessment of the likelihood of a negative outcome.  If we determine the likelihood of a negative outcome is probable, and the amount of the loss can be reasonably estimated, we record an estimated loss for the expected outcome of the litigation as required by Statement of Financial Accounting Standards No. 5 (“SFAS No. 5”), “Accounting for Contingencies”, and Financial Accounting Standards Board (“FASB”) Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss – an interpretation of FASB Statement No. 5”. If the likelihood of a negative outcome is reasonably possible and we are able to determine an estimate of the possible loss or range of loss, we disclose that fact together with the estimate of the possible loss or range of loss. However, it is difficult to predict the outcome or estimate a possible loss or range of loss because litigation is subject to inherent uncertainties, particularly when plaintiffs allege substantial or indeterminate damages, or when the litigation is highly complex or broad in scope.

Revenue Recognition

Investment advisory and services base fees, generally calculated as a percentage of assets under management, are recorded as revenue as the related services are performed. Certain investment advisory contracts, including those with hedge funds, provide for a performance-based fee, in addition to or in lieu of a base fee, which is calculated as either a percentage of absolute investment results or a percentage of investment results in excess of a stated benchmark over a specified period of time. Performance-based fees are recorded as revenue at the end of each measurement period.

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

Compensation expense for awards under the plans, including changes in participant account balances resulting from gains and losses on notional investments (other than in Holding Units), is recognized on a straight-line basis over the applicable vesting periods. Mark-to-market gains or losses on investments (other than in Holding Units) are recognized currently as investment gains (losses) in the consolidated statements of income. In addition, our equity in the earnings of investments in limited partnership hedge funds is recognized currently in other revenues in the consolidated statements of income.

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

As of September 30, 2007, we have significant variable interests in certain structured products and hedge funds with approximately $183.4 million in client assets under management. However, these variable interest entities do not require consolidation because management has determined that we are not the primary beneficiary. Our maximum exposure to loss in these entities is limited to our investments of $0.1 million in these entities.

3.	Cash and Securities Segregated Under Federal Regulations and Other Requirements

As of September 30, 2007, $1.2 billion of United States Treasury Bills was segregated in a special reserve bank custody account for the exclusive benefit of brokerage customers of SCB LLC under Rule 15c3-3 of the Securities Exchange Act of 1934, as amended (“Exchange Act”).

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands, except per unit amounts)

Net income	$348,082	$252,974	$950,712	$741,649

Weighted average units outstanding - basic	260,074	257,838	259,734	257,431
Dilutive effect of compensatory options	1,525	2,127	1,943	2,192
Weighted average units outstanding - diluted	261,599	259,965	261,677	259,623

Basic net income per unit	$1.33	$0.97	$3.62	$2.85
Diluted net income per unit	$1.32	$0.96	$3.60	$2.83

For the three months ended September 30, 2007, we excluded 1,678,985 out-of-the-money options (i.e., options to buy Holding Units with an exercise price greater than the weighted average closing price of a unit for the relevant period) from the diluted net income per unit computation due to their anti-dilutive effect. For the three months ended September 30, 2006, there were no out-of-the-money options. Out-of-the-money options to buy 1,678,985 and 9,712 Holding Units for the nine months ended September 30, 2007 and 2006, respectively, have been excluded from the diluted net income per unit computation.

5.	Commitments and Contingencies

Deferred Sales Commission Asset

Payments of sales commissions made by AllianceBernstein Investments, Inc. (“AllianceBernstein Investments”), a wholly-owned subsidiary of AllianceBernstein, to financial intermediaries in connection with the sale of back-end load shares under our mutual fund distribution system (“the System”) are capitalized as deferred sales commissions (“deferred sales commission asset”) and amortized over periods not exceeding five and one-half years for U.S. fund shares and four years for non-U.S. fund shares, the periods of time during which the deferred sales commission asset is expected to be recovered. CDSC cash recoveries are recorded as reductions of unamortized deferred sales commissions when received. The amount recorded for the net deferred sales commission asset was $187.6 million as of September 30, 2007. Payments of sales commissions made by AllianceBernstein Investments to financial intermediaries in connection with the sale of back-end load shares under the System, net of CDSC received of $24.3 million and $17.5 million, totaled approximately $65.9 million and $71.8 million during the nine months ended September 30, 2007 and 2006, respectively.

Index

Management tests the deferred sales commission asset for recoverability quarterly. Significant assumptions utilized to estimate the company’s future average assets under management and undiscounted future cash flows from back-end load shares include expected future market levels and redemption rates. Market assumptions are selected using a long-term view of expected average market returns based on historical returns of broad market indices. As of September 30, 2007, management used average market return assumptions of 5% for fixed income and 8% for equity to estimate annual market returns. Higher actual average market returns would increase undiscounted future cash flows, while lower actual average market returns would decrease undiscounted future cash flows. Future redemption rate assumptions range from 19.0% to 25.0%  for U.S. fund shares and 21.0% to 32.0% for non-U.S. fund shares, determined by reference to actual redemption experience over the five-year, three-year, one-year and current periods ended September 30, 2007, calculated as a percentage of the company’s average assets under management represented by back-end load shares. An increase in the actual rate of redemptions would decrease undiscounted future cash flows, while a decrease in the actual rate of redemptions would increase undiscounted future cash flows. These assumptions are reviewed and updated quarterly. Estimates of undiscounted future cash flows and the remaining life of the deferred sales commission asset are made from these assumptions and the aggregate undiscounted future cash flows are compared to the recorded value of the deferred sales commission asset. Management determined that the deferred sales commission asset was not impaired as of September 30, 2007. If management determines in the future that the deferred sales commission asset is not recoverable, an impairment condition would exist and a loss would be measured as the amount by which the recorded amount of the asset exceeds its estimated fair value. Estimated fair value is determined using management’s best estimate of future cash flows discounted to a present value amount.

During the three-month and nine-month periods ended September 30, 2007, U.S. equity markets increased by approximately 2.0% and 9.1%, respectively, as measured by the total return of the Standard & Poor’s 500 Stock Index, and U.S. fixed income markets increased by approximately 2.8% and 3.9%, respectively, as measured by the change in the Lehman Brothers’ Aggregate Bond Index. The redemption rate for domestic back-end load shares was approximately 19.0% and 21.3%, respectively, during the three-month and nine-month periods ended September 30, 2007. Non-U.S. capital markets’ increases for the three-month and nine-month periods ended September 30, 2007 ranged from 2.2% to 14.4% and from 11.7% to 34.5%, respectively, as measured by the MSCI World, Emerging Market and EAFE Indices. The redemption rate for non-U.S. back-end load shares was 29.0% and 32.0%, respectively, during the three-month and nine-month periods ended September 30, 2007. Declines in financial markets or higher redemption levels, or both, as compared to the assumptions used to estimate undiscounted future cash flows, as described above, could result in the impairment of the deferred sales commission asset. Due to the volatility of the capital markets and changes in redemption rates, management is unable to predict whether or when a future impairment of the deferred sales commission asset might occur. Any impairment would reduce materially the recorded amount of the deferred sales commission asset with a corresponding charge to earnings.

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

Index

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

The matters disclosed in previous reports involving the West Virginia Attorney General and the West Virginia Securities Commissioner have been resolved. The former was dismissed and the latter settled pursuant to an agreement in which AllianceBernstein does not admit liability.

We are involved in various other matters, including employee arbitrations, regulatory inquiries, administrative proceedings, and litigation, some of which allege material damages. While any proceeding or litigation has the element of uncertainty, management believes that the outcome of any one of the other lawsuits or claims that is pending or threatened, or all of them combined, will not have a material adverse effect on our results of operations or financial condition.

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

Index

During the nine months ended September 30, 2007, we contributed $2.6 million to the Retirement Plan. In October 2007, we contributed an additional $2.2 million to the Retirement Plan. Contribution estimates, which are subject to change, are based on regulatory requirements, future market conditions and assumptions used for actuarial computations of the Retirement Plan’s obligations and assets. Management, at the present time, is unable to determine the amount, if any, of additional future contributions that may be required.

Net expense under the Retirement Plan was comprised of:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands)

Service cost	$731	$897	$2,717	$3,151
Interest cost on projected benefit obligations	1,130	1,122	3,592	3,456
Expected return on plan assets	(1,089)	(952)	(3,239)	(2,848)
Amortization of prior service credit	(15)	(15)	(45)	(45)
Amortization of transition asset	(36)	(36)	(108)	(108)
Recognized actuarial loss	—	42	—	240
Net pension charge	$721	$1,058	$2,917	$3,846

7.	Income Taxes

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

Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”, an interpretation of FASB Statement No. 109.  FIN 48 requires that the effects of a tax position be recognized in the financial statements only if, as of the reporting date, it is “more likely than not” to be sustained based solely on its technical merits.  In making this assessment, a company must assume that the taxing authority will examine the tax position and have full knowledge of all relevant information. As a result of adopting FIN 48, we recognized a $442,000 decrease in the liability for unrecognized tax benefits, which was accounted for as a cumulative-effect adjustment to the January 1, 2007 balance of partners’ capital.  The adjustment reflects the difference between the net amount of liabilities recognized in our consolidated statement of financial position prior to the application of FIN 48 and the net amount of liabilities recognized as a result of applying the provisions of FIN 48.  As of January 1, 2007, the balance of unrecognized tax benefits was $17.9 million.  As discussed below, tax examinations were completed allowing us to conclude that the years under examination were effectively settled for purposes of recognizing previously unrecognized tax benefits.  Accordingly, the reserve for unrecognized tax benefits was reduced by $2.4 million during the three-month period ended September 30, 2007. The reserve for unrecognized tax benefits has increased during the nine-month period ended September 30, 2007 for the current period effects of previously identified uncertain tax positions.  No new issues have been identified during this time period. As of September 30, 2007, the balance of unrecognized tax benefits was $17.3 million. All unrecognized tax benefits, when recognized, are recorded in income tax expense and affect the company’s effective tax rate.

Index

Interest and penalties, if any, relating to tax positions are recorded in income tax expense on the consolidated statements of income. The total amount of accrued interest recorded on the consolidated statement of financial condition as of January 1, 2007, the date of adoption of FIN 48, is $1.7 million. As of September 30, 2007, the amount is essentially unchanged. There were no accrued penalties as of January 1, 2007.

The company is generally no longer subject to U.S federal, or state and local income tax examinations by tax authorities for any year prior to 2004. However, by agreement, the year 2003 remains open in connection with the New York City tax examinations that are discussed below. The Internal Revenue Service (“IRS”) commenced an examination of our domestic corporate subsidiaries’ federal tax returns for 2003 and 2004 in the second quarter of 2006. This examination was settled during the third quarter of 2007 resulting in a tax payment to the U.S. Treasury in the amount of $0.4 million. In addition, examinations of AllianceBernstein’s New York City Partnership and corporate subsidiary tax returns for 2003 through 2005 commenced in the second quarter of 2007. These examinations remain in the preliminary stage and we do not currently believe that an increase in the reserve for unrecognized tax benefits is necessary. Adjustment to the reserve could occur in light of changing facts and circumstances. Subject to the results of the examinations for the tax years 2003-2005, under our existing policy for determining whether a tax position is effectively settled for purposes of recognizing previously unrecognized tax benefits, there is the possibility that recognition of unrecognized tax benefits of approximately $13 million including accrued interest could occur over the next twelve months.

During the fourth quarter of 2007, the Japanese National Tax Agency commenced an examination of our corporate subsidiary located in Japan.  There are no reserves for unrecognized tax benefits recorded with respect to this subsidiary.  The examination is in the preliminary stage and we do not currently believe that a reserve for unrecognized tax benefits is necessary.  However, the establishment of a reserve could occur in light of changing facts and circumstances. Currently there are no other income tax examinations at our significant non-U.S. subsidiaries. Years that remain open and may be subject to examination vary under local law, and range from one to seven years.

8.	Comprehensive Income

Comprehensive income was comprised of:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands)

Net income	$348,082	$252,974	$950,712	$741,649
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on investments	(4,574)	2,629	(5,028)	2,182
Foreign currency translation adjustment	13,370	(901)	24,070	1,471
Other	(50)	—	(151)	—
	8,746	1,728	18,891	3,653
Comprehensive income	$356,828	$254,702	$969,603	$745,302

9.	Accounting Pronouncements

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

We have reviewed the accompanying condensed consolidated statement of financial condition of AllianceBernstein L.P. (“AllianceBernstein”) as of September 30, 2007, the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2007 and 2006, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2007 and 2006. These interim financial statements are the responsibility of the management of AllianceBernstein Corporation, the General Partner.

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

We have previously audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition as of December 31, 2006, and the related consolidated statements of income, changes in partners’ capital and comprehensive income, and cash flows for the year then ended (not presented herein), and in our report dated February 27, 2007 we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial condition as of December 31, 2006 is fairly stated in all material respects in relation to the consolidated statement of financial condition from which it has been derived.

/s/ PricewaterhouseCoopers LLP
New York, New York
November 2, 2007

Index

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

During the third quarter of 2007, we generally provided satisfactory investment returns for our clients despite considerable market turbulence. Our growth services performed especially well, exceeding favorable benchmark performance for the quarter. However, our value equity services underperformed relative to benchmarks and our fixed income services posted slightly negative relative returns. The overall returns of our hedge fund services were disappointing for the quarter, especially in our diversified services where returns were negative, more than offsetting single digit organic growth. However, year-to-date performance is in the mid-single digit loss range, or better, for most of our hedge funds and, as a result, as of September 30, 2007, there are no material high watermark thresholds related to our ability to earn performance fees in 2008. Finally, relative performance of our blend strategies services was respectable, with strength in U.S. and international services, although relative returns in our emerging markets services were weak.

Total assets under management (“AUM”) grew 2.5% during the third quarter of 2007, driven almost entirely by market appreciation, as our organic growth rate slowed significantly during the third quarter. While our new account fundings were robust at $32.4 billion, net inflows totaled just $0.4 billion. This weakness was especially concentrated in our Institutional Investment Services, which had net outflows of $2.1 billion during the third quarter, primarily due to the loss of approximately $6 billion in index mandates. However, because fees earned on index accounts are very low, this loss did not affect revenues significantly. Our global footprint, both in terms of client domicile and geographic scope, continued to expand as AUM invested in global and international services and AUM managed for non-U.S. clients grew at faster rates than total AUM.

Our Institutional Investment Services AUM rose by 2.4%, or $12.2 billion, in the third quarter, as strong market appreciation was partly offset by net outflows (reflecting the above-referenced lost index mandates).  Despite these net outflows, over 100 institutional mandates were funded during the quarter, generating more than $18.1 billion of AUM, with value and blend services accounting for 80% of this total. Additionally, our global and international services accounted for approximately 86% of these new accounts, a continuing trend. While the pipeline of won but unfunded new mandates remains substantial, it declined somewhat during the quarter. However, due to growing momentum in the defined contribution market, we expect net inflows to improve in 2008.

Our Retail Services had a relatively quiet quarter. AUM increased by 2.1%, or $4.0 billion, as net inflows were slightly positive. Substantial growth in net sales of U.S. funds was offset by weakness in non-U.S. fixed income funds and by increased investment minimums on certain separately managed account services that reduced net inflows. Our “Investment Strategies for Life” suite, which captures the three most important services that we provide to our retail clients – Wealth Strategies, CollegeBoundfund, and Retirement Strategies (target-date solutions for individuals and smaller defined contribution plans) – continued to build momentum. As of September 30, 2007, our Wealth Strategies stood at $13.8 billion of AUM, while our CollegeBoundfund’s AUM stood at $8.5 billion and it was ranked #1 in the nation by SavingForCollege.com. Also, in a recent survey by PlanAdvisor magazine, our Retirement Strategies offerings, which stood at $1.1 billion of AUM as of September 30, 2007, received more citations as best in class than did the target-date funds of any other company in the industry.

Private Client Services AUM increased 3.5%, or $3.7 billion, driven by both strong net inflows and market appreciation.  For the trailing twelve month period, both gross and net inflows set records of $18.3 billion and $9.5 billion, respectively. This led to an outstanding 26.4% year-over-year growth rate. Our financial advisor headcount increased to 341, up 17.2% from September 30, 2006.

Institutional Research Services revenue increased by 17.8% versus the third quarter of 2006.  This represented the strongest quarter on record, primarily attributable to double-digit growth in Europe. We continue to expand our research platform, having launched coverage of the Southern European banking sector during the quarter, and maintain a robust global pipeline of future coverage launches. In Institutional Investor’s recently released U.S. poll, we achieved excellent results, ranking #7 overall, the highest in the history of the company. This marks the fourth consecutive year in which our firm has placed in the Top Ten of Institutional Investor’s league table. Nearly all of our publishing U.S. analysts were recognized in the poll, with six analysts voted #1 in their respective sectors.

The company’s financial performance for the quarter exceeded our expectations, with revenues rising by 23.3% and net income rising by 37.6%, as compared to the third quarter of 2006.  Our operating margin rose by four percentage points to 32.9%.

Index

Our success as a company derives from our ability to generate superior investment returns for our clients and to provide them with world class service. Acting in the best interests of our clients is the key to the continuing success for our company which, in turn, translates into success for all of our stakeholders.

Earnings Guidance

Our earnings are becoming more seasonal, primarily due to the increasing amount of AUM subject to performance fee arrangements, as well as other factors affecting expense ratios. To clarify this point, in our second quarter 2007 Earnings Release we provided full year 2007 earnings guidance estimates that earnings of AllianceBernstein would be at levels that result in Holding’s full year 2007 earnings being approximately $4.90 - $5.25 per Holding Unit, with the fourth quarter accounting for a disproportionate share of the total. In our third quarter 2007 Earnings Release, we estimated that AllianceBernstein’s earnings will be at levels that result in Holding’s full year 2007 earnings being approximately $4.50 - $4.80 per Holding Unit, with the entire reduction attributable to substantially lower estimated hedge fund performance fees to be earned by AllianceBernstein. This estimate, which is not being updated in this Report, was based on information available at the time of the Earnings Release and on the assumptions that equity and fixed income market returns would be at annual rates of 8% and 5%, respectively, for the fourth quarter of 2007 and that our net asset inflows for the fourth quarter of 2007 would continue at levels similar to rates experienced during the third quarter of 2007 (adjusted to exclude the above-referenced $6 billion of index mandate terminations). It is important to stress that our earnings are subject to considerable uncertainty including, but not limited to, capital market volatility, the effect of which can be amplified by the aforementioned increase in assets under management subject to performance fee arrangements.  Earnings guidance should be evaluated in this context.

Assets Under Management

Effective January 1, 2006, we transferred certain client accounts among distribution channels to reflect changes in the way we service these accounts (shown as transfers in the tables below).

Assets under management by distribution channel were as follows:

	As of September 30,
	2007	2006	$ Change	% Change
	(in billions)

Institutional Investment	$512.8	$417.8	$95.0	22.7%
Retail	189.4	153.9	35.5	23.0
Private Client	110.6	87.6	23.0	26.4
Total	$812.8	$659.3	$153.5	23.3

Assets under management by investment service were as follows:

	As of September 30,
	2007	2006	$ Change	% Change
	(in billions)
Equity:
Value
U.S.	$117.4	$112.5	$4.9	4.3%
Global & international	280.5	181.8	98.7	54.3
	397.9	294.3	103.6	35.2
Growth
U.S.	74.0	78.4	(4.4)	(5.6)
Global & international	121.5	84.1	37.4	44.5
	195.5	162.5	33.0	20.3

Total Equity	593.4	456.8	136.6	29.9

Fixed Income:
U.S.	113.3	109.2	4.1	3.8
Global & international	81.1	63.8	17.3	27.0
	194.4	173.0	21.4	12.3
Index/Structured:
U.S.	19.2	23.5	(4.3)	(18.0)
Global & international	5.8	6.0	(0.2)	(4.2)
	25.0	29.5	(4.5)	(15.2)
Total:
U.S.	323.9	323.6	0.3	0.1
Global & international	488.9	335.7	153.2	45.6
Total	$812.8	$659.3	$153.5	23.3

Index

Changes in assets under management for the three months ended September 30, 2007 were as follows:

	Distribution Channel				Investment Service
	Institutional Investment	Retail	Private Client	Total	Value Equity	Growth Equity	Fixed Income	Index/ Structured	Total
	(in billions)

Balance as of July 1, 2007	$500.6	$185.4	$106.9	$792.9	$388.2	$185.9	$187.9	$30.9	$792.9
Long-term flows:
Sales/new accounts	18.1	9.7	4.6	32.4	19.0	7.0	6.3	0.1	32.4
Redemptions/terminations	(14.8)	(9.1)	(1.1)	(25.0)	(7.3)	(6.8)	(4.8)	(6.1)	(25.0)
Cash flow/unreinvested dividends	(5.4)	(0.5)	(1.1)	(7.0)	(4.3)	(2.0)	(0.3)	(0.4)	(7.0)
Net long-term inflows (outflows)	(2.1)	0.1	2.4	0.4	7.4	(1.8)	1.2	(6.4)	0.4
Transfers	0.8	(0.5)	(0.3)	—	—	—	—	—	—
Market appreciation	13.5	4.4	1.6	19.5	2.3	11.4	5.3	0.5	19.5
Net change	12.2	4.0	3.7	19.9	9.7	9.6	6.5	(5.9)	19.9
Balance as of September 30, 2007	$512.8	$189.4	$110.6	$812.8	$397.9	$195.5	$194.4	$25.0	$812.8

Changes in assets under management for the nine months ended September 30, 2007 were as follows:

	Distribution Channel				Investment Service
	Institutional Investment	Retail	Private Client	Total	Value Equity	Growth Equity	Fixed Income	Index/ Structured	Total
	(in billions)

Balance as of January 1, 2007	$455.1	$166.9	$94.9	$716.9	$335.5	$174.1	$177.0	$30.3	$716.9
Long-term flows:
Sales/new accounts	52.1	36.2	14.8	103.1	53.9	22.5	26.4	0.3	103.1
Redemptions/terminations	(28.2)	(27.7)	(3.2)	(59.1)	(18.9)	(20.6)	(12.4)	(7.2)	(59.1)
Cash flow/unreinvested dividends	(15.6)	(1.2)	(4.0)	(20.8)	(9.9)	(6.1)	(3.8)	(1.0)	(20.8)
Net long-term inflows (outflows)	8.3	7.3	7.6	23.2	25.1	(4.2)	10.2	(7.9)	23.2
Transfers	0.1	(0.5)	0.4	—	—	—	—	—	—
Market appreciation	49.3	15.7	7.7	72.7	37.3	25.6	7.2	2.6	72.7
Net change	57.7	22.5	15.7	95.9	62.4	21.4	17.4	(5.3)	95.9
Balance as of September 30, 2007	$512.8	$189.4	$110.6	$812.8	$397.9	$195.5	$194.4	$25.0	$812.8

Index

Changes in assets under management for the twelve months ended September 30, 2007 were as follows:

	Distribution Channel				Investment Service
	Institutional Investment	Retail	Private Client	Total	Value Equity	Growth Equity	Fixed Income	Index/ Structured	Total
	(in billions)

Balance as of October 1, 2006	$417.8	$153.9	$87.6	$659.3	$294.3	$162.5	$173.0	$29.5	$659.3
Long-term flows:
Sales/new accounts	68.1	47.1	18.3	133.5	69.0	29.6	34.5	0.4	133.5
Redemptions/terminations	(36.4)	(36.2)	(4.1)	(76.7)	(23.9)	(26.6)	(18.9)	(7.3)	(76.7)
Cash flow/unreinvested dividends	(17.0)	(1.3)	(4.7)	(23.0)	(9.8)	(7.2)	(3.7)	(2.3)	(23.0)
Net long-term inflows (outflows)	14.7	9.6	9.5	33.8	35.3	(4.2)	11.9	(9.2)	33.8
Transfers	0.1	(0.5)	0.4	—	0.8	(0.8)	—	—	—
Market appreciation	80.2	26.4	13.1	119.7	67.5	38.0	9.5	4.7	119.7
Net change	95.0	35.5	23.0	153.5	103.6	33.0	21.4	(4.5)	153.5
Balance as of September 30, 2007	$512.8	$189.4	$110.6	$812.8	$397.9	$195.5	$194.4	$25.0	$812.8

Average assets under management by distribution channel and investment service were as follows:

	Three Months Ended				Nine Months Ended
	9/30/07	9/30/06	$ Change	% Change	9/30/07	9/30/06	$ Change	% Change
	(in billions)
Distribution Channel:
Institutional Investment	$501.6	$406.7	$94.9	23.3%	$483.3	$394.2	$89.1	22.6%
Retail	184.6	149.5	35.1	23.5	178.3	147.1	31.2	21.2
Private Client	107.5	85.2	22.3	26.2	103.0	82.2	20.8	25.2
Total	$793.7	$641.4	$152.3	23.7	$764.6	$623.5	$141.1	22.6

Investment Service:
Value Equity	$386.7	$283.5	$103.2	36.4%	$367.2	$269.0	$98.2	36.5%
Growth Equity	187.3	158.6	28.7	18.1	181.8	157.2	24.6	15.7
Fixed Income	190.8	169.2	21.6	12.7	185.6	166.8	18.8	11.3
Index/Structured	28.9	30.1	(1.2)	(3.8)	30.0	30.5	(0.5)	(1.6)
Total	$793.7	$641.4	$152.3	23.7	$764.6	$623.5	$141.1	22.6

Consolidated Results of Operations

	Three Months Ended				Nine Months Ended
	9/30/07	9/30/06	$ Change	% Change	9/30/07	9/30/06	$ Change	% Change
	(in millions, except per unit amounts)

Net revenues	$1,152.8	$934.7	$218.1	23.3%	$3,355.9	$2,763.7	$592.2	21.4%
Expenses	773.5	664.7	108.8	16.4	2,330.5	1,990.3	340.2	17.1
Operating income	379.3	270.0	109.3	40.5	1,025.4	773.4	252.0	32.6
Non-operating income	3.4	3.1	0.3	7.7	11.6	16.3	(4.7)	(29.0)
Income before income taxes	382.7	273.1	109.6	40.1	1,037.0	789.7	247.3	31.3
Income taxes	34.6	20.1	14.5	71.4	86.3	48.0	38.3	79.7
Net income	$348.1	$253.0	$95.1	37.6	$950.7	$741.7	$209.0	28.2

Diluted net income per unit	$1.32	$0.96	$0.36	37.5	$3.60	$2.83	$0.77	27.2

Distributions per unit	$1.32	$0.96	$0.36	37.5	$3.60	$2.82	$0.78	27.7

Operating margin (1)	32.9%	28.9%			30.6%	28.0%
________________
(1)Operating income as a percentage of net revenues.

Net income for the three-month and nine-month periods ended September 30, 2007 increased 37.6% and 28.2%, respectively, from the corresponding periods in 2006. This increase was primarily due to higher investment advisory and services fee revenues resulting from higher assets under management, partially offset by higher employee compensation and benefits expenses.

Index

Net Revenues

The following table summarizes the components of total net revenues:

	Three Months Ended				Nine Months Ended
	9/30/07	9/30/06	$ Change	% Change	9/30/07	9/30/06	$ Change	% Change
	(in millions)
Investment advisory and services fees:
Institutional Investment:
Base fees	$367.0	$278.4	$88.6	31.8%	$1,040.4	$801.7	$238.7	29.8%
Performance fees	15.4	12.3	3.1	25.0	54.7	62.4	(7.7)	(12.4)
	382.4	290.7	91.7	31.5	1,095.1	864.1	231.0	26.7
Retail:
Base fees	242.4	195.9	46.5	23.8	699.6	575.5	124.1	21.6
Performance fees	—	—	—	—	—	(0.2)	0.2	n/m
	242.4	195.9	46.5	23.8	699.6	575.3	124.3	21.6
Private Client:
Base fees	243.5	190.5	53.0	27.8	693.6	554.9	138.7	25.0
Performance fees	2.0	0.8	1.2	142.2	2.7	0.5	2.2	410.4
	245.5	191.3	54.2	28.3	696.3	555.4	140.9	25.4
Total:
Base fees	852.9	664.8	188.1	28.3	2,433.6	1,932.1	501.5	26.0
Performance fees	17.4	13.1	4.3	32.4	57.4	62.7	(5.3)	(8.5)
	870.3	677.9	192.4	28.4	2,491.0	1,994.8	496.2	24.9

Distribution revenues	120.3	103.8	16.5	15.9	351.4	311.1	40.3	13.0
Institutional research services	103.6	87.9	15.7	17.8	305.4	286.3	19.1	6.7
Dividend and interest income	72.6	63.7	8.9	14.1	211.0	180.5	30.5	16.9
Investment gains (losses)	25.5	18.6	6.9	37.3	67.1	29.3	37.8	129.4
Other revenues	15.5	29.8	(14.3)	(47.8)	94.0	99.3	(5.3)	(5.3)
Total revenues	1,207.8	981.7	226.1	23.0	3,519.9	2,901.3	618.6	21.3
Less: Interest expense	55.0	47.0	8.0	17.2	164.0	137.6	26.4	19.2
Net Revenues	$1,152.8	$934.7	$218.1	23.3	$3,355.9	$2,763.7	$592.2	21.4

Investment Advisory and Services Fees

Investment advisory and services fees, the largest component of our revenues, consist primarily of base fees. These fees are generally calculated as a percentage of the value of assets under management at a point in time, or as the value of average assets under management for the applicable billing period, and vary with the type of investment service, the size of account, and the total amount of assets we manage for a particular client. Accordingly, fee income generally increases or decreases as assets under management increase or decrease and is therefore affected by market appreciation or depreciation, the addition of new client accounts or client contributions of additional assets to existing accounts, withdrawals of assets from and termination of client accounts, purchases and redemptions of mutual fund shares, and shifts of assets between accounts or products with different fee structures.

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

For the three-month and nine-month periods ended September 30, 2007, our investment advisory and services fees increased 28.4% and 24.9%, respectively, from the corresponding periods in 2006. These increases were primarily due to increases of 23.7% and 22.6%, respectively, in average assets under management resulting from net asset inflows and market appreciation. For the three-month and nine-month periods ended September 30, 2007, performance fees aggregated $17.4 million and $57.4 million, respectively, an increase of $4.3 million and a decrease $5.3 million, respectively, in comparison with the corresponding periods in 2006.

Index

Institutional investment advisory and services fees for the three-month and nine-month periods ended September 30, 2007 increased $91.7 million, or 31.5%, and $231.0 million, or 26.7%, respectively, from the corresponding periods in 2006, primarily as a result of increases of 23.3% and 22.6%, respectively, in average assets under management.

Retail investment advisory and services fees for the three-month and nine-month periods ended September 30, 2007 increased by $46.5 million, or 23.8%, and $124.3 million, or 21.6%, respectively, from the corresponding periods in 2006, reflecting increases of 23.5% and 21.2%, respectively, in average assets under management.

Private client investment advisory and services fees for the three-month and nine-month periods ended September 30, 2007 increased by $54.2 million, or 28.3%, and $140.9 million, or 25.4%, respectively, from the corresponding periods in 2006, primarily as a result of increases of 29.1% and 26.2%, respectively, in billable assets under management (i.e., assets billed at the beginning of each quarter).

Distribution Revenues

AllianceBernstein Investments and AllianceBernstein Luxembourg (both wholly-owned subsidiaries of AllianceBernstein) act as distributor and/or placement agent of company-sponsored mutual funds and receive distribution services fees from certain of those funds as partial reimbursement of the distribution expenses they incur. Distribution revenues for the three-month and nine-month periods ended September 30, 2007 increased $16.5 million, or 15.9%, and $40.3 million, or 13.0%, respectively, compared to the corresponding periods in 2006, principally due to higher average mutual fund assets under management.

Institutional Research Services

Institutional Research Services revenue consists principally of brokerage transaction charges received for providing independent, in-depth fundamental research and brokerage-related services to institutional investors.

Revenues from institutional research services for the three-month and nine-month periods ended September 30, 2007 reflect an increase of $15.7 million, or 17.8%, and $19.1 million, or 6.7%, respectively, from the corresponding periods in 2006. These increases were primarily the result of higher revenues from European operations. U.S. revenues also increased in the third quarter of 2007, but decreased for the nine-month period ended September 30, 2007.

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

Dividend and Interest Income and Interest Expense

Dividend and interest income consists of investment income, interest earned on United States Treasury Bills and interest earned on collateral given for securities borrowed from brokers and dealers. Interest expense includes interest accrued on cash balances in customers’ brokerage accounts and on collateral received for securities loaned. Dividend and interest income, net of interest expense, for the three-month and nine-month periods ended September 30, 2007 increased $0.9 million and $4.1 million, respectively, from the corresponding periods in 2006. The increases for the three-month and nine-month periods were due primarily to increased stock borrowing activity as a result of higher brokerage balances in 2007.

Investment Gains (Losses)

Investment gains (losses), consisting primarily of realized and unrealized gains or losses on trading investments related to deferred compensation plan obligations and realized gains or losses on available-for-sale investments, increased $6.9 million and $37.8 million, respectively, for the three-month and nine-month periods ended September 30, 2007 compared to the corresponding periods in 2006. The increase in the third quarter of 2007 primarily reflects realized gains on sales of available-for-sale investments. The year-to-date increase was due primarily to significant mark-to-market gains on investments related to deferred compensation plan obligations. The impact of these gains on our obligations to plan participants is amortized over the vesting period of the awards, or immediately for fully vested awards.

Index

Other Revenues

Other revenues consist of fees earned for transfer agency services provided to our mutual funds, fees earned for administration and recordkeeping services provided to our mutual funds and the general accounts of AXA and its subsidiaries, our equity in the earnings of investments in limited partnership hedge funds that we sponsor and manage, and other miscellaneous revenues. Other revenues for the three-month and nine-month periods ended September 30, 2007 decreased $14.3 million and $5.3 million, respectively, from the corresponding periods in 2006 due primarily to equity losses in the third quarter 2007, and lower equity gains on a year-to-date comparative basis, on hedge fund investments.

Expenses

The following table summarizes the components of expenses:

	Three Months Ended				Nine Months Ended
	9/30/07	9/30/06	$ Change	% Change	9/30/07	9/30/06	$ Change	% Change
	(in millions)
Employee compensation and benefits	$447.0	$375.7	$71.3	19.0%	$1,363.4	$1,119.8	$243.6	21.8%
Promotion and servicing	171.1	145.9	25.2	17.3	504.6	448.5	56.1	12.5
General and administrative	144.3	132.0	12.3	9.3	426.5	386.3	40.2	10.4
Interest	6.0	5.9	0.1	0.5	20.5	20.2	0.3	1.3
Amortization of intangible assets	5.1	5.2	(0.1)	(0.1)	15.5	15.5	—	—
Total	$773.5	$664.7	$108.8	16.4	$2,330.5	$1,990.3	$340.2	17.1

Employee Compensation and Benefits

We had 5,433 full-time employees at September 30, 2007 compared to 4,738 at September 30, 2006. Employee compensation and benefits, which represented approximately 58% and 57% of total expenses in the respective three-month periods ended September 30, 2007 and 2006, include base compensation, cash and deferred incentive compensation, commissions, fringe benefits, and other employment costs.

Base compensation, fringe benefits and other employment costs for the three-month and nine-month periods ended September 30, 2007 increased $23.8 million, or 17.4%, and $75.8 million, or 19.2%, respectively, from the corresponding periods in 2006, primarily as a result of increased headcount, annual merit increases, and higher fringe benefits. Incentive compensation for the three-month and nine-month periods ended September 30, 2007 increased $28.0 million, or 19.0%, and $108.7 million, or 24.1%, respectively, from the corresponding periods in 2006, primarily as a result of the increase in full-time employees, higher estimated annual bonus payments, and higher deferred compensation expense. In comparison with the corresponding periods in 2006, commission expense for the three-month and nine-month periods ended September 30, 2007 was higher by $19.5 million, or 21.4%, and by $59.1 million, or 21.7%, respectively, due to higher sales volume across all distribution channels.

Promotion and Servicing

Promotion and servicing expenses, which represented approximately 22% of total expenses in both of the respective three-month periods ended September 30, 2007 and 2006, include distribution plan payments to financial intermediaries for distribution of company-sponsored mutual funds and amortization of deferred sales commissions paid to financial intermediaries for the sale of back-end load shares of our sponsored mutual funds. See “Capital Resources and Liquidity” in this Item 2 and Note 5 to AllianceBernstein’s condensed consolidated financial statements contained in Item 1 of this Form 10-Q for further discussion of deferred sales commissions. Also included in this expense category are costs related to travel and entertainment, advertising, promotional materials, and investment meetings and seminars for financial intermediaries that distribute our mutual fund products.

Promotion and servicing expenses for the three-month and nine-month periods ended September 30, 2007 increased $25.2 million, or 17.3%, and $56.1 million, or 12.5%, respectively, from the corresponding periods in 2006, primarily due to higher distribution plan payments, travel and transfer fees.

General and Administrative

General and administrative expenses, which represented approximately 19% and 20% of total expenses in the respective three-month periods ended September 30, 2007 and 2006, are costs related to operations, including technology, professional fees, occupancy, communications, minority interests in consolidated subsidiaries, and similar expenses. General and administrative expenses for the three-month and nine-month periods ended September 30, 2007 increased $12.3 million, or 9.3%, and $40.2 million, or 10.4%, respectively, from the corresponding periods in 2006. The increase was primarily due to higher occupancy and technology costs, partially offset by lower legal costs.

Index

Non-Operating  Income

Non-operating income consists of contingent purchase price payments earned from the disposition in 2005 of our cash management services. Non-operating income for the three-month and nine-month periods ended September 30, 2007 increased $0.3 million, or 7.7%, and decreased $4.7 million, or 29.0%, respectively, compared to the corresponding periods in 2006.  The year-to-date decrease reflects the recognition of a $7.5 million gain contingency during the second quarter of 2006 (resulting from the expiration of a “clawback” provision).

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

Income tax expense for the three-month and nine-month periods ended September 30, 2007 increased $14.5 million, or 71.4%, and $38.3 million, or 79.7%, respectively, from the corresponding periods in 2006, primarily as a result of increased earnings and a higher effective tax rate reflecting higher earnings of our foreign subsidiaries (primarily in the U.K. and Japan).

Earlier this year, Congress proposed tax legislation that would cause certain partnerships whose partnership interests are traded in a public market and that derive income from investment adviser or asset management services to be taxed as corporations, thus subjecting their income to a higher level of income tax. In its current form, the proposed legislation would not affect AllianceBernstein, which is a private partnership. For additional information, see Part II, Item 1A of this Form 10-Q.

CAPITAL RESOURCES AND LIQUIDITY

The following table identifies selected items relating to capital resources and liquidity:

	Nine Months Ended September 30,
	2007	2006	% Change
	(in millions)

Partners’ capital, as of September 30	$4,592.6	$4,404.4	4.3%
Cash flow from operations	1,217.2	1,019.1	19.4
Proceeds from sales (purchases) of investments, net	29.0	(52.2)	n/m
Capital expenditures	(87.9)	(75.0)	17.2
Distributions paid	(1,017.7)	(774.9)	31.3
Purchases of Holding Units	(12.5)	(16.6)	(24.7)
Issuance of Holding Units	—	47.2	(100.0)
Additional investments by Holding with proceeds from exercise of compensatory options to buy Holding Units	41.4	63.2	(34.5)
(Repayment) issuance of commercial paper, net	(191.6)	169.6	n/m
Available Cash Flow	945.4	734.4	28.7
Distributions per AllianceBernstein Unit	3.60	2.82	27.7

Cash and cash equivalents of $687.4 million as of September 30, 2007 decreased $5.3 million from $692.7 million at December 31, 2006. Cash inflows are primarily provided by operations, proceeds from sales of investments, and additional investments by Holding using proceeds from exercises of compensatory options to buy Holding Units. Significant cash outflows include cash distributions paid to the General Partner and unitholders, capital expenditures, the repayment of commercial paper, purchases of investments, and purchases of Holding Units to fund deferred compensation plans.

Contingent Deferred Sales Charge

See Note 5 to AllianceBernstein’s condensed consolidated financial statements contained in Item 1 of this Form 10-Q.

Index

Debt and Credit Facilities

Total committed credit, debt outstanding and weighted average interest rates as of September 30, 2007 and December 31, 2006 were as follows:

	September 30, 2007			December 31, 2006
	Committed Credit	Debt Outstanding	Interest Rate	Committed Credit	Debt Outstanding	Interest Rate
	(in millions)
Commercial paper(1)	$—	$163.0	5.2%	$—	$334.9	5.3%
Revolving credit facility(1)	800.0	—	—	800.0	—	—
Total	$800.0	$163.0	5.2	$800.0	$334.9	5.3
________________
(1)
Our revolving credit facility supports our commercial paper program; amounts borrowed under the commercial paper program reduce amounts available for other purposes under the revolving credit facility on a dollar-for-dollar basis.

In February 2006, we entered into an $800 million five-year revolving credit facility with a group of commercial banks and other lenders. The revolving credit facility is intended to provide back-up liquidity for our $800 million commercial paper program. Under the revolving credit facility, the interest rate, at our option, is a floating rate generally based upon a defined prime rate, a rate related to the London Interbank Offered Rate (LIBOR) or the Federal Funds rate. The revolving credit facility contains covenants which, among other things, require us to meet certain financial ratios. We were in compliance with the covenants as of September 30, 2007. To supplement this revolving credit facility, in April 2007 we entered into a $100 million three-month, renewable uncommitted loan agreement with a major bank, which expired in October 2007.

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

In 2006, SCB LLC entered into four separate uncommitted line of credit facility agreements with various banks, each for $100 million.  During January and February of 2007, SCB LLC increased three of the agreements to $200 million each and entered into an additional agreement for $100 million with a new bank. As of September 30, 2007, no amounts were outstanding under these credit facilities.

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

Index

Deferred Sales Commission Asset

Management tests the deferred sales commission asset for recoverability quarterly. Significant assumptions utilized to estimate the company’s future average assets under management and undiscounted future cash flows from back-end load shares include expected future market levels and redemption rates. Market assumptions are selected using a long-term view of expected average market returns based on historical returns of broad market indices. As of September 30, 2007, management used average market return assumptions of 5% for fixed income and 8% for equity to estimate annual market returns. Higher actual average market returns would increase undiscounted future cash flows, while lower actual average market returns would decrease undiscounted future cash flows. Future redemption rate assumptions range from 19% to 25% for U.S. fund shares and 21% to 32% for non-U.S. fund shares, determined by reference to actual redemption experience over the five-year, three-year, one-year and current periods ended September 30, 2007, calculated as a percentage of the company’s average assets under management represented by back-end load shares. An increase in the actual rate of redemptions would decrease undiscounted future cash flows, while a decrease in the actual rate of redemptions would increase undiscounted future cash flows. These assumptions are reviewed and updated quarterly. Estimates of undiscounted future cash flows and the remaining life of the deferred sales commission asset are made from these assumptions and the aggregate undiscounted future cash flows are compared to the recorded value of the deferred sales commission asset. Management determined that the deferred sales commission asset was not impaired as of September 30, 2007. If management determines in the future that the deferred sales commission asset is not recoverable, an impairment condition would exist and a loss would be measured as the amount by which the recorded amount of the asset exceeds its estimated fair value. Estimated fair value is determined using management’s best estimate of future cash flows discounted to a present value amount.

Goodwill

As a result of the adoption of SFAS No. 142, goodwill is tested at least annually, as of September 30, for impairment. Significant assumptions are required in performing goodwill impairment tests. Such tests include determining whether the estimated fair value of AllianceBernstein, the reporting unit, exceeds its book value. There are several methods of estimating AllianceBernstein’s fair value, which includes valuation techniques such as market quotations and discounted expected cash flows. In developing estimated fair value using a discounted cash flow valuation technique, business growth rate assumptions are applied over the estimated life of the goodwill asset and the resulting expected cash flows are discounted to arrive at a present value amount that approximates fair value. These assumptions consider all material events that have impacted, or that we believe could potentially impact, future discounted expected cash flows. As of September 30, 2007, the impairment test indicated that goodwill was not impaired. However, future tests may be based upon different assumptions which may or may not result in an impairment of this asset. Any impairment could reduce materially the recorded amount of the goodwill asset with a corresponding charge to our earnings.

Intangible Assets

Acquired intangibles are recognized at fair value and amortized over their estimated useful lives of twenty years. Intangible assets are evaluated for impairment quarterly. A present value technique is applied to management’s best estimate of future cash flows to estimate the fair value of intangible assets. Estimated fair value is then compared to the recorded book value to determine whether an impairment is indicated. The estimates used include estimating attrition factors of customer accounts, asset growth rates, direct expenses and fee rates. We choose assumptions based on actual historical trends that may or may not occur in the future. Management believes that intangible assets were not impaired as of September 30, 2007. However, future tests may be based upon different assumptions which may or may not result in an impairment of this asset. Any impairment could reduce materially the recorded amount of intangible assets with a corresponding charge to our earnings.

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

The objective of our discount rate assumption was to reflect the rate at which the pension benefits could be effectively settled. In making this determination, we took into account the timing and amount of benefits that would be available under the plan’s lump sum option. To that effect, our methodology for selecting the discount rate as of December 31, 2006 was to match the plan’s cash flows to that of a yield curve that provides the equivalent yields on zero-coupon corporate bonds for each maturity. Benefit cash flows due in a particular year can be “settled” theoretically by “investing” them in the zero-coupon bond that matures in the same year. The discount rate is the single rate that produces the same present value of cash flows. The selection of the 5.90% discount rate as of December 31, 2006 represents the approximate mid-point (to the nearest five basis points) of the single rates determined under two independently constructed yield curves, one of which, prepared by Mercer Human Resources, produced a rate of 5.94%; the other, prepared by Citigroup, produced a rate of 5.89%. The discount rate as of December 31, 2005 was 5.65%, which was used in developing the 2006 net pension charge. A lower discount rate increases pension expense and the present value of benefit obligations. A 25 basis point adjustment, up or down, in the discount rate (along with a corresponding adjustment in the assumed lump sum interest rate) would have decreased or increased the 2006 net pension charge of $4.9 million by approximately $0.6 million.

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

CAUTIONS REGARDING FORWARD-LOOKING STATEMENTS

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

Index

The forward-looking statements referred to above also include a description of estimated earnings guidance and related assumptions provided for full year 2007, which was included in our third quarter 2007 Earnings Release, and which is not being updated in this Report.  That earnings guidance was based on information available as of the date of the Earnings Release and a number of assumptions, including, but not limited to, the following:  net asset inflows for the fourth quarter of 2007 continuing at levels similar to the third quarter of 2007 (adjusted to exclude the above-referenced $6 billion of index mandate terminations) and assumes equity and fixed income market returns at annual rates of 8% and 5%, respectively, for the fourth quarter. Net inflows of client assets are subject to domestic and international securities market conditions, competitive factors, and relative performance, each of which may have a negative effect on net inflows; capital market performance is inherently unpredictable. In view of these factors, and particularly given the volatility of capital markets (and the effect of such volatility on performance fees and the value of investments in respect of incentive compensation) and the difficulty of predicting client asset inflows and outflows, our earnings estimates should not be relied on as predictions of actual performance, but only as estimates based on assumptions that may or may not be correct. There can be no assurance that we will be able to meet the investment and service goals and needs of our clients or that, even if we do, it will have a positive effect on our financial performance.

In addition, the forward-looking statements we make in this Report include our anticipation that the level of net asset flows into our institutional channel will improve in 2008 due to our growing momentum in the defined contribution market, that robust growth will continue in our private client channel, and that we are optimistic about the long-term outlook for our retail business. The market for defined contribution plan investment services is highly competitive and we may not be successful in winning new mandates.  Also, before they are funded, institutional mandates do not represent legally binding commitments to fund and, accordingly, the possibility exists that not all mandates will be funded in the amounts and at the times we currently anticipate.  Growth in the private client and retail channels may be impaired by changes in competitive and securities market conditions and relative performance. The actual performance of the capital markets and other factors beyond our control will affect our investment success for clients and asset inflows.

OTHER INFORMATION

With respect to the unaudited condensed consolidated interim financial information of AllianceBernstein for the three-month and nine-month periods ended September 30, 2007, included in this quarterly report on Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information.  However, their separate report dated November 2, 2007 appearing herein states that they did not audit and they do not express an opinion on the unaudited condensed consolidated interim financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied.  PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act for their report on the unaudited condensed consolidated interim financial information because that report is not a “report” or a “part” of registration statements prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Securities Act.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to AllianceBernstein’s market risk for the quarterly period ended September 30, 2007.

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

Index

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the third quarter of 2007 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index

Part II

OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 5 to the condensed consolidated financial statements contained in Part I, Item 1 of this Form 10-Q.

Item 1A.	Risk Factors

In addition to the information set forth below, please consider carefully “Risk Factors” in Part I, Item 1A of our Form 10-K for the year ended December 31, 2006.  Such factors could materially affect our revenues, financial condition, results of operations, and business prospects. See also our cautions regarding forward-looking statements in Part I, Item 2 of this Form 10-Q.

Changes in the partnership structure of Holding and AllianceBernstein and/or changes in the tax law governing partnerships would have significant tax ramifications.

Holding, having elected under Section 7704(g) of the Internal Revenue Code of 1986, as amended (“Code”), to be subject to a 3.5% federal tax on partnership gross income from the active conduct of a trade or business, is a “grandfathered” publicly traded partnership for federal income tax purposes.  Holding is also subject to the 4.0% New York City unincorporated business tax (“UBT”), net of credits for UBT paid by AllianceBernstein. In order to preserve Holding’s status as a “grandfathered” publicly traded partnership for federal income tax purposes, management ensures that Holding does not directly or indirectly (through AllianceBernstein) enter into a substantial new line of business. A “new line of business” would be any business that is not closely related to AllianceBernstein’s historical business of providing research and diversified investment management and related services to its clients. A new line of business is “substantial” when a partnership derives more than 15% of its gross income from, or uses more than 15% of its total assets in, the new line of business.

AllianceBernstein is a private partnership for federal income tax purposes and, accordingly, is not subject to federal and state corporate income taxes. However, AllianceBernstein is subject to the 4.0% UBT. Domestic corporate subsidiaries of AllianceBernstein, which are subject to federal, state and local income taxes, are generally included in the filing of a consolidated federal income tax return with separate state and local income tax returns being filed. Foreign corporate subsidiaries are generally subject to taxes at higher rates in the foreign jurisdiction where they are located. As our business  increasingly operates in countries other than the U.S., our effective tax rate continues to increase because our international subsidiaries are subject to corporate level taxes in the jurisdictions where they are located.

In order to preserve AllianceBernstein’s status as a private partnership for federal income tax purposes, AllianceBernstein Units must not be considered publicly traded. The Amended and Restated Agreement of Limited Partnership of AllianceBernstein provides that all transfers of AllianceBernstein Units must be approved by AXA Equitable and the General Partner; AXA Equitable and the General Partner approve only those transfers permitted pursuant to one or more of the safe harbors contained in relevant treasury regulations. If such units were considered readily tradable, AllianceBernstein would be subject to federal and state corporate income tax on its net income. Furthermore, as noted above, should AllianceBernstein enter into a substantial new line of business, Holding, by virtue of its ownership of AllianceBernstein, would lose its status as a grandfathered publicly traded partnership and would become subject to corporate income tax as set forth above.

Earlier this year, Congress proposed tax legislation that would cause certain partnerships whose partnership interests are traded in a public market (“PTPs”) and that derive income from investment adviser or asset management services to be taxed as corporations, thus subjecting their income to a higher level of income tax. Holding is a PTP that derives its income from such services through its ownership interest in AllianceBernstein. However, our review of the legislation in the form proposed confirms our belief that Holding’s PTP status would not be affected. In addition, we have received consistent indications from a number of individuals involved in the legislative process that Holding’s tax status is not the focus of the proposed legislation, and that they do not expect to change that approach. However, we cannot predict whether, or in what form, the proposed tax legislation will pass, and are unable to determine what effect any new legislation might have on us. If Holding were to lose its federal tax status as a grandfathered PTP, it would be subject to corporate income tax, which would reduce materially its net income and quarterly distributions to Holding Unitholders.

Index

In its current form, the proposed legislation would not affect AllianceBernstein, because it is a private partnership.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Units Purchased	(b) Average Price Paid Per Unit, net of Commissions	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
7/1/07 – 7/31/07	—	$—	—	—
8/1/07 – 8/31/07	—	—	—	—
9/1/07 – 9/30/07	1,100	83.13	—	—
Total	1,100	$83.13	—	—

On September 6, 2007, AXA Financial purchased a total of 1,100 AllianceBernstein Units from two unaffiliated unitholders in private transactions. The purchases were reported on Forms 4 filed September 7, 2007.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

10.1	Amendment and Restatement of the Profit Sharing Plan for Employees of AllianceBernstein L.P. (as amended through September 1, 2007).

10.2	Amendment and Restatement of the Retirement Plan for Employees of AllianceBernstein L.P. (as amended through September 1, 2007).

15.1	Letter from PricewaterhouseCoopers LLP, our independent registered public accounting firm, regarding unaudited interim financial information.

31.1	Certification of Mr. Sanders furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Mr. Joseph furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Date: November 2, 2007		ALLIANCEBERNSTEIN L.P.

	By:	/s/ Robert H. Joseph, Jr.
Robert H. Joseph, Jr.
Senior Vice President and Chief Financial Officer