Form 10-K
period 2007-12-31
ALLIANCEBERNSTEIN L.P.
filed 2008-02-25
CIK 1109448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

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

The number of units of limited partnership interest outstanding as of January 31, 2008 was 260,645,768.

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

The words “we” and “our” in this Form 10-K refer collectively to Holding and AllianceBernstein, or to their officers and employees. Similarly, the word “company” refers to both Holding and AllianceBernstein. Where the context requires distinguishing between Holding and AllianceBernstein, we identify which of them is being discussed. Cross-references are in italics.

We use “global” in this Form 10-K to refer to all nations, including the United States; we use “international” or “non-U.S.” to refer to nations other than the United States.

We use “emerging markets” in this Form 10-K to refer to countries considered to be developing countries by the international financial community and countries included in the MSCI emerging markets index.  As of January 31, 2008, examples of such countries are Argentina, Brazil, Chile, Egypt, India, Indonesia, Israel, Malaysia, Mexico, the People’s Republic of China, Peru, the Philippines, Poland, South Africa, South Korea, Taiwan, Thailand, and Turkey.

We use the term “hedge funds” in this Form 10-K to refer to private investment partnerships we sponsor that invest in various alternative strategies such as leverage, short selling of securities and utilizing forward contracts, currency options and other derivatives.

General

Clients

AllianceBernstein provides research, diversified investment management and related services globally to a broad range of clients, including:

•	institutional clients, including unaffiliated corporate and public employee pension funds, endowment funds, domestic and foreign institutions and governments, and various affiliates;

•	retail clients;

•	private clients, including high-net-worth individuals, trusts and estates, charitable foundations, partnerships, private and family corporations, and other entities; and

•	institutional investors seeking independent research and related services.

We also provide distribution, shareholder servicing, and administrative services to our sponsored mutual funds.

Our primary objective is to have more investment knowledge and to use it better than our competitors to help our clients achieve their investment goals and financial peace of mind.

Research

Our high-quality, in-depth, fundamental research is the foundation of our business. We believe that our global team of research professionals gives us a competitive advantage in achieving investment success for our clients.

Our research disciplines include fundamental research, quantitative research, economic research, and currency forecasting capabilities. In addition, we have created several specialized research units, including one unit that examines global strategic changes that can affect multiple industries and geographies, and another dedicated to identifying potentially successful innovations within early-stage companies.

Products and Services

We offer a broad range of investment products and services to our clients:

•
To our institutional clients, we offer separately managed accounts, sub-advisory relationships, structured products, collective investment trusts, mutual funds, hedge funds, and other investment vehicles (“Institutional Investment Services”);

•
To our retail clients, we offer retail mutual funds sponsored by AllianceBernstein, our subsidiaries, and our affiliated joint venture companies, sub-advisory relationships with mutual funds sponsored by third parties, separately managed account programs sponsored by various financial intermediaries worldwide (“Separately Managed Account Programs”), and other investment vehicles (collectively, “Retail Services”);

•
To our private clients, we offer diversified investment management services through separately managed accounts, hedge funds, mutual funds, and other investment vehicles (“Private Client Services”); and

•	To institutional investors, we offer independent research, portfolio strategy, and brokerage-related services (“Institutional Research Services”).

These services are provided by a group of investment professionals with significant expertise in their respective disciplines. As of December 31, 2007, our 304 buy-side research analysts, located around the world, supported our 180 portfolio managers. Our portfolio managers have an average of 20 years of experience in the industry and 10 years of experience with AllianceBernstein. Together, they oversee a number of different types of investment services within various vehicles and strategies discussed above.  As of December 31, 2007, our 60 sell-side research analysts provided the foundation for our Institutional Research Services.

Our services include:

•	Value equities, generally targeting stocks that are out of favor and that may trade at bargain prices;

•	Growth equities, generally targeting stocks with under-appreciated growth potential;

•	Fixed income securities, including both taxable and tax-exempt securities;

•	Blend strategies, combining style-pure investment components with systematic rebalancing;

•	Passive management, including both index and enhanced index strategies;

•	Alternative investments, such as hedge funds, currency management, and venture capital; and

•
Asset allocation services, by which we offer specifically-tailored investment solutions for our clients (e.g., customized target date fund retirement services for institutional defined contribution clients).

We manage these services using various investment disciplines, including market capitalization (e.g., large-, mid-, and small-cap equities), term (e.g., long-, intermediate-, and short-duration debt securities), and geographic location (e.g., U.S., international, global, and emerging markets), as well as local and regional disciplines in major markets around the world.

Blend strategies are an increasingly important component of our product line. As of December 31, 2007, blend AUM was $175 billion (representing 22% of our company-wide AUM), an increase of 30% from $134 billion as of December 31, 2006 and 99% from $88 billion as of December 31, 2005.

We market and distribute our hedge funds globally to high-net-worth clients and, more recently, to institutional investors. Hedge fund AUM totaled $9.5 billion as of December 31, 2007, $7.5 billion of which was private client AUM and $2.0 billion of which was institutional AUM.  Our hedge fund AUM constitutes only a small portion of our company-wide AUM, but can have a disproportionately large effect on our revenues because of the performance-based fees we are eligible to earn.  For additional information about these fees, see “Revenues” in this Item 1, “Risk Factors” in Item 1A, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7.

Sub-advisory client mandates span our investment strategies, including growth, value, fixed income, and blend. We serve as sub-adviser for retail mutual funds, insurance products, retirement platforms, and institutional investment products.

Global Reach

We serve clients in major global markets through operations in 48 cities in 25 countries. Our client base includes investors throughout the Americas, Europe, Asia, Africa, and Australia. We utilize an integrated global investment platform that provides our clients with access to local (country-specific), international, and global research and investment strategies.

Assets under management by client domicile and investment service as of December 31, 2007, 2006, and 2005 were as follows:

By Client Domicile ($ in billions):

December 31, 2007	December 31, 2006	December 31, 2005

By Investment Service ($ in billions):

December 31, 2007	December 31, 2006	December 31, 2005

As the above charts indicate, our business continues to become increasingly global. Our international client base increased by 23% during 2007 and 44% during 2006 and, likewise, our global and international AUM increased by 27% during 2007 and 50% during 2006. In addition, approximately 80%, 76%, and 69% of our gross asset inflows (sales / new accounts) during 2007, 2006, and 2005, respectively, were invested in global and international investment services.

Revenues

We earn revenues primarily by charging fees for managing the investment assets of, and providing research to, our clients.

We generally calculate investment advisory fees as a percentage of the value of AUM at a specific point in time or as a percentage of the value of average AUM for the applicable billing period, with these fees varying by type of investment service, size of account, and total amount of assets we manage for a particular client. Accordingly, fee income generally increases or decreases as AUM increases or decreases. Increases in AUM generally result from market appreciation, positive investment performance for clients, or net asset inflows from new and existing clients. Similarly, decreases in AUM generally result from market depreciation, negative investment performance for clients, or net asset outflows due to client redemptions, account terminations, or asset withdrawals.

We are eligible to earn performance-based fees on hedge fund services, as well as some Institutional Investment Services. In these situations, we charge a base advisory fee and are eligible to earn an additional performance-based fee or incentive allocation that is calculated as either a percentage of absolute investment results or a percentage of investment results in excess of a stated benchmark over a specified period of time. In addition, many performance-based fees include a high-watermark provision, which generally provides that if a client account underperforms relative to its performance target (whether absolute or relative to a specified benchmark), it must gain back such underperformance before we can collect future performance-based fees.  Therefore, if we do not exceed our performance target for a particular period, we will not earn a performance-based fee for that period and, for accounts with a high-watermark provision, we will impair our ability to earn future performance-based fees. Because the portion of our AUM on which we are eligible to earn performance-based fees has increased, the seasonality and volatility of our revenues and earnings have become more significant.  Our performance-based fees in 2007 were $81.2 million, in 2006 were $235.7 million, and in 2005 were $131.9 million.  For additional information about performance-based fees, see “Risk Factors” in Item 1A and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7.

We sometimes experience periods when the number of new accounts or the amount of AUM increases or decreases significantly. These shifts result from wide-ranging factors, including conditions of financial markets, our investment performance for clients, and changes in our clients’ investment preferences.

We earn revenues from clients to whom we provide fundamental research and brokerage-related services generally in the form of transaction fees calculated as either “cents per share” or a percentage of the value of the securities traded for these clients.

Our revenues may fluctuate for a number of reasons; see “Risk Factors” in Item 1A and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7.

Employees

As of December 31, 2007, we had 5,580 full-time employees located in 25 countries, including 364 research analysts, 180 portfolio managers, 42 traders, and 31 professionals with other investment-related responsibilities. We have employed these professionals for an average period of approximately seven years, and their average investment experience is approximately 16 years. We consider our employee relations to be good.

Institutional Investment Services

We serve our institutional clients primarily through AllianceBernstein Institutional Investments, a unit of AllianceBernstein, and through other units in our international subsidiaries and one of our joint ventures (institutional relationships of less than $25 million are generally serviced by Bernstein GWM, our Private Client channel). Institutional Investment Services include actively managed equity accounts (including growth, value, and blend accounts), fixed income accounts, and balanced accounts (which combine equity and fixed income), as well as passive management of index and enhanced index accounts. These services are provided through separately managed accounts, sub-advisory relationships, structured products, collective investment trusts, mutual funds, and other investment vehicles. As of December 31, 2007, institutional AUM was $508 billion, or 63% of our company-wide AUM. For more information concerning institutional AUM, revenues, and fees, see “Assets Under Management, Revenues, and Fees” in this Item 1.

Our institutional client base includes unaffiliated corporate and public employee pension funds, endowment funds, domestic and foreign institutions and governments, and certain of our affiliates (AXA and its subsidiaries), as well as certain sub-advisory relationships with unaffiliated sponsors of various other investment products. We manage approximately 2,448 mandates for these clients, which are located in 45 countries. As of December 31, 2007, we managed employee benefit plan assets for 57 of the Fortune 100 companies, and we managed public pension fund assets for 37 states and/or municipalities in those states.

Like our business generally, our Institutional Investment Services are becoming increasingly global. As of December 31, 2007, our institutional AUM invested in global and international investment services was $341 billion, or 67% of institutional AUM, as compared to $270 billion, or 59% of institutional AUM, as of December 31, 2006, and $172 billion, or 48% of institutional AUM, as of December 31, 2005. Similarly, as of December 31, 2007, the AUM we invested for clients domiciled outside the United States was $269 billion, or 53% of institutional AUM, as compared to $214 billion, or 47% of institutional AUM, as of December 31, 2006, and $138 billion, or 38% of institutional AUM, as of December 31, 2005.

Retail Services

We provide investment management and related services to a wide variety of individual retail investors, both in the U.S. and internationally, through retail mutual funds sponsored by our company, our subsidiaries and affiliated joint venture companies; mutual fund sub-advisory relationships; Separately Managed Account Programs; and other investment vehicles (“Retail Products and Services”). As of December 31, 2007, retail AUM, which is determined by subtracting applicable liabilities from AUM, was $183 billion, or 23% of our company-wide AUM. For more information concerning retail AUM, revenues, and fees, see “Assets Under Management, Revenues, and Fees” in this Item 1.

Our Retail Products and Services are designed to provide disciplined, research-based investments that contribute to a well-diversified investment portfolio. We distribute these products and services through financial intermediaries, including broker-dealers, insurance sales representatives, banks, registered investment advisers, and financial planners.

Our Retail Products and Services are becoming increasingly global. As of December 31, 2007, our retail AUM invested in global and international investment services was $110 billion, or 60% of retail AUM, as compared to $86 billion, or 52% of retail AUM, as of December 31, 2006, and $65 billion, or 45% of retail AUM, as of December 31, 2005. As of December 31, 2007, the AUM we invested for clients domiciled outside the U.S. was $44 billion, or 24% of retail AUM, as compared to $40 billion, or 24% of retail AUM, as of December 31, 2006, and $39 billion, or 27% of retail AUM, as of December 31, 2005.

Our Retail Products and Services include open-end and closed-end funds that are either (i) registered as investment companies under the Investment Company Act (“U.S. Funds”), or (ii) not registered under the Investment Company Act and generally not offered to United States persons (“Non-U.S. Funds” and collectively with the U.S. Funds, “AllianceBernstein Funds”). They provide a broad range of investment options, including local and global growth equities, value equities, blend strategies, and fixed income securities. They also include Separately Managed Account Programs, which are sponsored by financial intermediaries and generally charge an all-inclusive fee covering investment management, trade execution, asset allocation, and custodial and administrative services. We also provide distribution, shareholder servicing, and administrative services for our Retail Products and Services.

Our U.S. Funds, which include retail funds, our variable products series fund (a component of an insurance product), and the Sanford C. Bernstein Funds (principally Private Client Services products), currently offer 120 different portfolios to U.S. investors. As of December 31, 2007, retail U.S. Funds AUM was approximately $66 billion, or 36% of total retail AUM. Because of the way they are marketed and serviced, we report substantially all of the AUM in the Sanford C. Bernstein Funds (“SCB Funds”), which totaled $32 billion as of December 31, 2007, as private client AUM.

We offer the following Retail Products and Services to clients domiciled outside the United States:

•
Internationally-distributed funds that currently offer 42 different portfolios to non-U.S. investors distributed by local financial intermediaries by means of distribution agreements in most major international markets (AUM in these funds was $25 billion as of December 31, 2007);

•	Local-market funds that we distribute in Japan through financial intermediaries (AUM in these funds was $4 billion as of December 31, 2007);

•	Retail sub-advisory mandates (AUM in these relationships was $14 billion as of December 31, 2007); and

•	Separately Managed Account Programs distributed by Canadian financial intermediaries (AUM in these programs was less than $1 billion as of December 31, 2007).

AllianceBernstein Investments serves as the principal underwriter and distributor of the U.S. Funds. AllianceBernstein Investments employs approximately 160 sales representatives who devote their time exclusively to promoting the sale of U.S. Funds and certain other Retail Products and Services by financial intermediaries.

AllianceBernstein (Luxembourg) S.A. (“AllianceBernstein Luxembourg”), a Luxembourg management company and one of our wholly-owned subsidiaries, generally serves as the placing or distribution agent for the Non-U.S. Funds. AllianceBernstein Luxembourg employs approximately 21 sales representatives who devote their time exclusively to promoting the sale of Non-U.S. Funds and other Retail Products and Services by financial intermediaries.

Cash Management Services

During June 2005, Federated Investors, Inc. (“Federated”) acquired our retail cash management services. For additional information, see Note 22 to AllianceBernstein’s consolidated financial statements in Item 8.

Private Client Services

Bernstein GWM combines the former private client services group of Bernstein, which has served private clients for approximately 40 years, and the former private client group of Alliance Capital. As of December 31, 2007, private client AUM was $109 billion, or 14% of our company-wide AUM. For more information concerning private client AUM, revenues, and fees, see “Assets Under Management, Revenues, and Fees” in this Item 1.

Through Bernstein GWM, we provide Private Client Services to high-net-worth individuals, trusts and estates, charitable foundations, partnerships, private and family corporations, and other entities by means of separately managed accounts, hedge funds, mutual funds, and other investment vehicles. We target investors with financial assets of $1 million or more, although we have a minimum opening account size of $500,000.

Our Private Client Services are built on a sales effort that involves 338 financial advisors. These advisors do not manage money, but work with private clients and their tax, legal, and other advisors to assist clients in determining a suitable mix of U.S. and non-U.S. equity securities and fixed income investments. The diversified portfolio created for each client is intended to maximize after-tax investment returns, in light of the client’s individual investment goals, income requirements, risk tolerance, tax situation, and other relevant factors. In creating these portfolios, we utilize all of our resources, including research reports, investment planning services, and our Wealth Management Group, which has in-depth knowledge of trust, estate, and tax planning strategies.

Our financial advisors are based in 18 cities in the U.S.: New York City, Atlanta, Boston, Chicago, Cleveland, Dallas, Denver, Houston, Los Angeles, Miami, Minneapolis, Philadelphia, San Diego, San Francisco, Seattle, Tampa, Washington, D.C., and West Palm Beach. We also have financial advisors based in London, England. We added 40 financial advisors in 2007, a 13% increase from 2006; however, we anticipate that growth in the number of financial advisors will slow in 2008.

Non-U.S. investment services have become increasingly important in the private client channel. As of December 31, 2007, our private client AUM invested in global and international investment services was $38 billion, or 35% of private client AUM, as compared to $29 billion, or 30% of private client AUM, as of December 31, 2006, and $20 billion, or 26% of private client AUM, as of December 31, 2005.

Institutional Research Services

Institutional Research Services (“IRS”) consist of independent research, portfolio strategy, and brokerage-related services provided to institutional investors such as pension fund, hedge fund, and mutual fund managers, and other institutional investors. Brokerage-related services are provided by SCB LLC in the United States and SCBL primarily in Europe. As of December 31, 2007, SCB LLC and SCBL (together, “SCB”) served approximately 1,350 clients in the U.S. and approximately 460 clients outside the U.S. For more information concerning the revenues we derive from IRS, see “Assets Under Management, Revenues, and Fees” in this Item 1.

SCB provides fundamental company and industry research along with disciplined research into securities valuation and factors affecting stock-price movements. Our analysts are consistently among the highest ranked research analysts in industry surveys conducted by third-party organizations. Along with quantitative analysts and portfolio strategists, our IRS research team totals approximately 175 people, including 55 senior analysts.

In 2007, SCBL launched its European equity program and algorithmic trading capabilities in London, where SCBL employs 16 published analysts covering industries and companies in Europe. These product additions complement similar programs rolled out in the U.S. in 2005 and 2006.

Assets Under Management, Revenues, and Fees

The following tables summarize our AUM and revenues by distribution channel:

Assets Under Management(1)

	December 31,			% Change
	2007	2006(2)	2005	2007-06	2006-05
	(in millions)
Institutional Investment Services	$508,081	$455,095	$358,545	11.6%	26.9%
Retail Services	183,165	166,928	145,134	9.7	15.0
Private Client Services	109,144	94,898	74,873	15.0	26.7
Total	$800,390	$716,921	$578,552	11.6	23.9

(1)	Excludes certain non-discretionary client relationships.
(2)	AUM for 2006 has been increased by $26 million to reflect the assets associated with existing services not previously included in AUM.

Revenues

	Years Ended December 31,			% Change
	2007	2006	2005	2007-06	2006-05
	(in thousands)
Institutional Investment Services	$1,481,885	$1,221,780	$894,781	21.3%	36.5%
Retail Services	1,521,201	1,303,849	1,188,553	16.7	9.7
Private Client Services	960,669	882,881	673,216	8.8	31.1
Institutional Research Services	423,553	375,075	352,757	12.9	6.3
Other(1)	332,441	354,655	199,281	(6.3)	78.0
Total Revenues	4,719,749	4,138,240	3,308,588	14.1	25.1
Less: Interest Expense	194,432	187,833	95,863	3.5	95.9
Net Revenues	$4,525,317	$3,950,407	$3,212,725	14.6	23.0

(1)
Other revenues primarily consist of dividend and interest income, investment gains (losses), and shareholder servicing fees.  For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7.

AXA Financial, AXA Equitable, and our other affiliates, whose AUM consists primarily of fixed income investments, together constitute our largest client. Our affiliates represented approximately 15%, 17%, and 19% of our company-wide AUM as of December 31, 2007, 2006, and 2005, respectively. We also earned approximately 5% of our company-wide net revenues from our affiliates for each of 2007, 2006, and 2005. We manage this AUM as part of our Institutional Investment Services and our Retail Services.

Institutional Investment Services

The following tables summarize our Institutional Investment Services AUM and revenues:

Institutional Investment Services Assets Under Management(1)
(by Investment Service)

	December 31			% Change
	2007	2006(2)	2005	2007-06	2006-05
		(in millions)
Value Equity:
U.S.	$49,235	$55,562	$50,556	(11.4)%	9.9%
Global and International	192,472	158,572	101,791	21.4	55.8
	241,707	214,134	152,347	12.9	40.6
Growth Equity:
U.S.	31,908	36,668	39,721	(13.0)	(7.7)
Global and International	88,691	66,242	39,327	33.9	68.4
	120,599	102,910	79,048	17.2	30.2
Fixed Income:
U.S.	73,240	73,414	74,964	(0.2)	(2.1)
Global and International	53,978	39,166	27,709	37.8	41.3
	127,218	112,580	102,673	13.0	9.6
Index / Structured:
U.S.	12,426	19,942	20,908	(37.7)	(4.6)
Global and International	6,131	5,529	3,569	10.9	54.9
	18,557	25,471	24,477	(27.1)	4.1
Total:
U.S.	166,809	185,586	186,149	(10.1)	(0.3)
Global and International	341,272	269,509	172,396	26.6	56.3
Total	$508,081	$455,095	$358,545	11.6	26.9

(1)	Excludes certain non-discretionary client relationships.
(2)	AUM for 2006 has been increased by $26 million to reflect the assets associated with existing services not previously included in AUM.

Revenues From Institutional Investment Services
(by Investment Service)

	Years Ended December 31,			% Change
	2007	2006	2005	2007-06	2006-05
	(in thousands)
Investment Advisory and Services Fees:
Value Equity:
U.S.	$153,747	$154,163	$155,046	(0.3)%	(0.6)%
Global and International	747,957	570,185	362,181	31.2	57.4
	901,704	724,348	517,227	24.5	40.0
Growth Equity:
U.S.	108,691	122,132	126,894	(11.0)	(3.8)
Global and International	311,727	226,293	115,403	37.8	96.1
	420,418	348,425	242,297	20.7	43.8
Fixed Income:
U.S.	91,144	97,452	95,585	(6.5)	2.0
Global and International	54,021	38,825	29,887	39.1	29.9
	145,165	136,277	125,472	6.5	8.6
Index / Structured:
U.S.	4,441	4,993	5,159	(11.1)	(3.2)
Global and International	9,865	7,177	4,197	37.5	71.0
	14,306	12,170	9,356	17.6	30.1
Total Investment Advisory and Services Fees:
U.S.	358,023	378,740	382,684	(5.5)	(1.0)
Global and International	1,123,570	842,480	511,668	33.4	64.7
	1,481,593	1,221,220	894,352	21.3	36.5
Distribution Revenues	292	560	429	(47.9)	30.5
Total	$1,481,885	$1,221,780	$894,781	21.3	36.5

As of December 31, 2007, 2006, and 2005, Institutional Investment Services represented approximately 63%, 63%, and 62%, respectively, of our company-wide AUM. The fees we earned from these services represented approximately 33%, 31%, and 28% of our company-wide net revenues for 2007, 2006, and 2005, respectively.

We manage assets for AXA and its subsidiaries, which together constitute our largest institutional client. These assets accounted for approximately 16%, 17%, and 18% of our total institutional AUM as of December 31, 2007, 2006, and 2005, respectively, and approximately 7%, 7%, and 8% of our total institutional revenues for 2007, 2006, and 2005, respectively.

The institutional AUM we manage for our affiliates, along with our nine other largest institutional accounts, accounts for approximately 28% of our total institutional AUM as of December 31, 2007 and approximately 17% of our total institutional revenues for the year ended December 31, 2007. No single institutional client other than AXA and its subsidiaries accounted for more than approximately 1% of our company-wide net revenues for the year ended December 31, 2007.

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

We are eligible to earn performance-based fees on approximately 16% of institutional assets under management, which are primarily invested in equity and fixed income services rather than hedge funds. Performance-based fees provide for a relatively low asset-based fee plus an additional fee based on investment performance.  For additional information about performance-based fees, see “General - Revenues” in this Item 1 and “Risk Factors” in Item 1A.

  Retail Services

The following tables summarize our Retail Services AUM and revenues:

Retail Services Assets Under Management
(by Investment Service)

	December 31,			% Change
	2007	2006	2005	2007-06	2006-05
	(in millions)
Value Equity:
U.S.	$33,488	$35,749	$32,625	(6.3)%	9.6%
Global and International	56,560	38,797	16,575	45.8	134.1
	90,048	74,546	49,200	20.8	51.5
Growth Equity:
U.S.	24,637	28,587	31,193	(13.8)	(8.4)
Global and International	23,530	19,937	19,523	18.0	2.1
	48,167	48,524	50,716	(0.7)	(4.3)
Fixed Income:
U.S.	10,627	11,420	12,053	(6.9)	(5.3)
Global and International	29,855	27,614	27,648	8.1	(0.1)
	40,482	39,034	39,701	3.7	(1.7)
Index / Structured:
U.S.	4,468	4,824	4,230	(7.4)	14.0
Global and International	—	—	1,287	—	(100.0)
	4,468	4,824	5,517	(7.4)	(12.6)
Total:
U.S.	73,220	80,580	80,101	(9.1)	0.6
Global and International	109,945	86,348	65,033	27.3	32.8
Total	$183,165	$166,928	$145,134	9.7	15.0

Revenues From Retail Services
(by Investment Service)

	Years Ended December 31,			% Change
	2007	2006	2005	2007-06	2006-05
	(in thousands)
Investment Advisory and Services Fees:
Value Equity:
U.S.	$129,125	$123,355	$119,545	4.7%	3.2%
Global and International	262,369	133,314	64,718	96.8	106.0
	391,494	256,669	184,263	52.5	39.3
Growth Equity:
U.S.	119,880	143,344	140,428	(16.4)	2.1
Global and International	168,817	152,883	119,173	10.4	28.3
	288,697	296,227	259,601	(2.5)	14.1
Fixed Income:
U.S.	39,644	43,705	88,714	(9.3)	(50.7)
Global and International	224,335	186,196	156,068	20.5	19.3
	263,979	229,901	244,782	14.8	(6.1)
Index / Structured:
U.S.	1,868	1,673	1,507	11.7	11.0
Global and International	—	3,363	3,640	(100.0)	(7.6)
	1,868	5,036	5,147	(62.9)	(2.2)
Total Investment Advisory and Services Fees:
U.S.	290,517	312,077	350,194	(6.9)	(10.9)
Global and International	655,521	475,756	343,599	37.8	38.5
	946,038	787,833	693,793	20.1	13.6
Distribution Revenues(1)	471,031	418,780	395,402	12.5	5.9
Shareholder Servicing Fees(1)	104,132	97,236	99,358	7.1	(2.1)
Total	$1,521,201	$1,303,849	$1,188,553	16.7	9.7

(1)	For a description of distribution revenues and shareholder servicing fees, see below.

Investment advisory fees and distribution fees for our Retail Products and Services are generally charged as a percentage of average daily AUM. As certain of the U.S. Funds have grown, we have revised our fee schedules to provide lower incremental fees above certain asset levels. Fees paid by the U.S. Funds, EQ Advisors Trust (“EQAT”), AXA Enterprise Multimanager Funds Trust (“AXA Enterprise Trust”), and AXA Premier VIP Trust are reflected in the applicable investment management agreement, which generally must be approved annually by the boards of directors or trustees of those funds, including by a majority of the independent directors or trustees. Increases in these fees must be approved by fund shareholders; decreases need not be, including any decreases implemented by a fund’s directors and trustees.  In general, each investment management agreement with the AllianceBernstein Funds, EQAT, AXA Enterprise Trust, and AXA Premier VIP Trust provides for termination by either party at any time upon 60 days’ notice.

Fees paid by Non-U.S. Funds are reflected in investment management agreements that continue until they are terminated. Increases in these fees must generally be approved by the relevant regulatory authority depending on the domicile and structure of the fund, and Non-U.S. Fund shareholders must be given advance notice of any fee increases.

Our Retail Products and Services include variable products, which are open-end mutual funds designed to fund benefits under variable annuity contracts and variable life insurance policies offered by life insurance companies (“Variable Products”). We manage the AllianceBernstein Variable Products Series Fund, Inc., which serves as the investment vehicle for insurance products offered by unaffiliated insurance companies, and we sub-advise variable product mutual funds sponsored by affiliates.  As of December 31, 2007, we managed or sub-advised approximately $59 billion of Variable Product AUM.

The mutual funds we sub-advise for various affiliates together constitute our largest retail client. They accounted for approximately 22%, 24%, and 29% of our total retail AUM as of December 31, 2007, 2006, and 2005, respectively, and approximately 7%, 7%, and 8% of our total retail revenues for 2007, 2006 and 2005, respectively.

Our mutual fund distribution system (the “System”) includes a multi-class share structure that permits open-end AllianceBernstein Funds to offer investors various options for the purchase of mutual fund shares, including both front-end load shares and back-end load shares. For front-end load shares, AllianceBernstein Investments pays sales commissions to financial intermediaries distributing the funds from the front-end sales charge it receives from investors at the time of the sale. For back-end load shares, AllianceBernstein Investments pays sales commissions to financial intermediaries at the time of sale and also receives higher ongoing distribution services fees from the mutual funds. In addition, investors who redeem back-end load shares before the expiration of the minimum holding period (which ranges from one year to four years) pay a contingent deferred sales charge (“CDSC”) to AllianceBernstein Investments. We expect to recover deferred sales commissions over periods not exceeding five and one-half years through receipt of a CDSC and/or the higher ongoing distribution services fees we receive from holders of back-end load shares. Payments of sales commissions made to financial intermediaries in connection with the sale of back-end load shares under the System, net of CDSC received of $31.1 million, $23.7 million, and $21.4 million, totaled approximately $84.1 million, $98.7 million, and $74.2 million during 2007, 2006, and 2005, respectively.

The rules of the Financial Industry Regulatory Authority, Inc. (“FINRA”), the successor to the National Association of Securities Dealers, Inc., effectively cap the aggregate sales charges that may be received from each U.S. Fund by AllianceBernstein Investments. The cap is 6.25% of cumulative gross sales (plus interest at the prime rate plus 1% per annum) in each share class of the open-end U.S. Funds.

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

Financial intermediaries and record keepers that provide sub-transfer agency or accounting services with respect to their customers’ investments in AllianceBernstein Funds may receive specified payments from these funds or from affiliates of AllianceBernstein, including AllianceBernstein Investor Services, Inc. (one of our wholly-owned subsidiaries, “AllianceBernstein Investor Services”) and AllianceBernstein Investments.

During 2007, the 10 financial intermediaries responsible for the largest volume of sales of open-end AllianceBernstein Funds were responsible for 38% of such sales. AXA Advisors, LLC (“AXA Advisors”), a wholly-owned subsidiary of AXA Financial that utilizes members of AXA Equitable’s insurance sales force as its registered representatives, was responsible for approximately 2%, 2%, and 3% of total sales of shares of open-end AllianceBernstein Funds in 2007, 2006, and 2005, respectively. AXA Advisors is under no obligation to sell a specific amount of AllianceBernstein Fund shares and also sells shares of mutual funds sponsored by other affiliates and unaffiliated organizations.

Merrill Lynch & Co., Inc. (and its subsidiaries, “Merrill Lynch”) was responsible for approximately 7%, 6%, and 5% of open-end AllianceBernstein Fund sales in 2007, 2006, and 2005, respectively. Citigroup Inc. (and its subsidiaries, “Citigroup”) was responsible for approximately 7% of open-end AllianceBernstein Fund sales in 2007 and 5% in each of 2006 and 2005. Neither Merrill Lynch nor Citigroup is under any obligation to sell a specific amount of AllianceBernstein Fund shares and each also sells shares of mutual funds that it sponsors and that are sponsored by unaffiliated organizations.

No dealer or agent has in any of the last three years accounted for more than 10% of total sales of shares of our open-end AllianceBernstein Funds.

Based on industry sales data reported by the Investment Company Institute, our market share in the U.S. mutual fund industry is 1.2% of total industry assets and we accounted for 1.0% of total open-end industry sales (and 3.4% of non-proprietary manager sales) in the U.S. during 2007. The investment performance of the U.S. Funds is an important factor in the sale of their shares, but there are also other factors, including the level and quality of shareholder services (see below) and the amounts and types of distribution assistance and administrative services payments made to financial intermediaries. We believe that our compensation programs with financial intermediaries are competitive with others in the industry.

Each of the U.S. Funds appointed an independent compliance officer reporting to the board of directors of each U.S. Fund. The expense of this officer and his staff is borne by AllianceBernstein.

AllianceBernstein Investor Services provides transfer agency and related services for each open-end U.S. Fund and provides shareholder servicing for each open-end U.S. Fund’s shareholder accounts (approximately 4.1 million accounts in total). (Transfer agency and related services are provided to the SCB Funds primarily by Boston Financial Data Services.) As of December 31, 2007, AllianceBernstein Investor Services employed 258 people. AllianceBernstein Investor Services operates in San Antonio, Texas, and it receives a monthly fee under each of its servicing agreements with the open-end U.S. Funds based on the number and type of shareholder accounts serviced. Each servicing agreement must be approved annually by the relevant open-end U.S. Fund’s board of directors or trustees, including a majority of the independent directors or trustees, and may be terminated by either party without penalty upon 60 days’ notice.

AllianceBernstein Funds utilize our personnel to perform most legal, clerical, and accounting services. Payments to us by the U.S. Funds and certain Non-U.S. Funds for these services must be specifically approved in advance by each fund’s board of directors or trustees. Currently, AllianceBernstein Investor Services record revenues for providing these services to the AllianceBernstein Funds at the rate of approximately $7.0 million per year.

A unit of AllianceBernstein Luxembourg (“ABIS Lux”) is the transfer agent for substantially all of the Non-U.S. Funds. As of December 31, 2007, ABIS Lux employed 77 people. ABIS Lux operates in Luxembourg (and is supported by operations in Singapore, Hong Kong, and the United States) and receives a monthly fee for its transfer agency services and a transaction-based fee under various services agreements with the Non-U.S. Funds for which it provides these services.  Each agreement may be terminated by either party upon 60 days’ notice.

Private Client Services

The following tables summarize Private Client Services AUM and revenues:

Private Client Services Assets Under Management
(by Investment Service)

	December 31,			% Change
	2007	2006	2005	2007-06	2006-05
	(in millions)
Value Equity:
U.S.	$25,259	$27,703	$23,725	(8.8)%	16.8%
Global and International	25,497	19,091	12,959	33.6	47.3
	50,756	46,794	36,684	8.5	27.6
Growth Equity:
U.S.	16,004	13,237	9,986	20.9	32.6
Global and International	12,175	9,418	6,390	29.3	47.4
	28,179	22,655	16,376	24.4	38.3
Fixed Income:
U.S.	29,498	25,032	21,471	17.8	16.6
Global and International	676	328	241	106.1	36.1
	30,174	25,360	21,712	19.0	16.8
Index / Structured:
U.S.	25	80	101	(68.8)	(20.8)
Global and International	10	9	—	11.1	—
	35	89	101	(60.7)	(11.9)
Total:
U.S.	70,786	66,052	55,283	7.2	19.5
Global and International	38,358	28,846	19,590	33.0	47.2
Total	$109,144	$94,898	$74,873	15.0	26.7

Revenues From Private Client Services
(by Investment Service)

	Years Ended December 31,			% Change
	2007	2006	2005	2007-06	2006-05
	(in thousands)
Investment Advisory and Services Fees:
Value Equity:
U.S.	$322,366	$293,281	$256,580	9.9%	14.3%
Global and International	233,964	260,529	161,793	(10.2)	61.0
	556,330	553,810	418,373	0.5	32.4
Growth Equity:
U.S.	164,547	134,070	93,716	22.7	43.1
Global and International	113,379	83,615	58,308	35.6	43.4
	277,926	217,685	152,024	27.7	43.2
Fixed Income:
U.S.	121,895	108,418	99,868	12.4	8.6
Global and International	2,315	1,188	879	94.9	35.2
	124,210	109,606	100,747	13.3	8.8
Index / Structured:
U.S.	—	75	103	(100.0)	(27.2)
Global and International	91	—	—	—	—
	91	75	103	21.3	(27.2)
Total Investment Advisory and Services Fees:
U.S.	608,808	535,844	450,267	13.6	19.0
Global and International	349,749	345,332	220,980	1.3	56.3
	958,557	881,176	671,247	8.8	31.3
Distribution Revenues	2,112	1,705	1,969	23.9	(13.4)
Total	$960,669	$882,881	$673,216	8.8	31.1

Private client accounts are managed pursuant to a written investment advisory agreement generally among the client, AllianceBernstein and SCB LLC (sometimes between the client and AllianceBernstein Limited, a wholly-owned subsidiary of ours organized in the U.K.), which usually is terminable at any time or upon relatively short notice by any party. In general, these contracts may not be assigned without the consent of the client. We are compensated under these contracts by fees calculated as a percentage of AUM at a specific point in time or as a percentage of the value of average assets under management for the applicable billing period, with these fees varying based on the type of portfolio and the size of the account. The aggregate fees we charge for managing hedge funds may be higher than the fees we charge for managing other assets in private client accounts because hedge fund fees provide for performance-based fees, incentive allocations, or carried interests in addition to asset-based fees. We are eligible to earn performance-based fees on approximately 8% of private client AUM, substantially all of which is held in hedge funds.

We eliminated transaction charges during 2005 on U.S. equity services for most private clients as part of a management initiative that changed the structure of investment advisory and services fees charged for our services. The restructuring eliminated transaction charges for trade execution performed by SCB LLC for most private clients; the transaction charges were replaced by higher asset-based fees. This fee structure provides greater transparency and predictability of asset management costs for our private clients. (The elimination of transaction charges was not the result of the New York State Attorney General’s Assurance of Discontinuance dated September 1, 2004 (“NYAG AoD”) or an agreement with any other regulator; see “Governance” in this Item 1 for additional information.)

Revenues from Private Client Services represented approximately 21%, 22%, and 21% of our company-wide net revenues for the years ended December 31, 2007, 2006, and 2005, respectively.

Institutional Research Services

The following table summarizes Institutional Research Services revenues:

Revenues From Institutional Research Services

	Years Ended December 31,			% Change
	2007	2006	2005	2007-06	2006-05
	(in thousands)
Transaction Execution and Research:
U.S. Clients	$302,721	$296,736	$290,511	2.0%	2.1%
Non-U.S. Clients	99,182	69,279	57,870	43.2	19.7
	401,903	366,015	348,381	9.8	5.1
Other	21,650	9,060	4,376	139.0	107.0
Total	$423,553	$375,075	$352,757	12.9	6.3

We earn revenues for providing investment research to, and executing brokerage transactions for, institutional clients. These clients compensate us principally by directing SCB to execute brokerage transactions, for which we earn transaction charges. These services accounted for approximately 9%, 9%, and 11% of our company-wide net revenues for the years ended December 31, 2007, 2006, and 2005, respectively.

Fee rates charged for brokerage transactions have declined significantly in recent years, but increases in transaction volume in both the U.S. and Europe have more than offset these decreases. For additional information, see “Risk Factors” in Item 1A and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7.

Custody and Brokerage

Custody

SCB LLC acts as custodian for the majority of AllianceBernstein’s private client AUM and some of AllianceBernstein’s institutional AUM. Other custodial arrangements are maintained by client-designated banks, trust companies, brokerage firms or other custodians.

Brokerage

We generally have the discretion to select the broker-dealers that execute securities transactions for client accounts. When selecting brokers, we are required to obtain “best execution”. Although there is no single statutory definition, SEC releases and other legal guidelines make clear that the duty to obtain best execution requires us to seek “the most advantageous terms reasonably available under the circumstances for a customer’s account”. In addition to commission rate, we take into account such factors as current market conditions, the broker’s financial strength, and the ability and willingness of the broker to commit capital by taking positions in order to execute transactions.

While we select brokers primarily on the basis of their execution capabilities, we may also take into consideration the quality and amount of research services a broker provides to us for the benefit of our clients. These research services, which are paid for with client commissions and which we purchase to augment our own research capabilities, are governed by Section 28(e) of the Exchange Act. We use broker-dealers that provide these services in consideration for commissions paid for the execution of client trades, subject at all times to our duty to seek best execution, and with respect to which we reasonably conclude, in good faith, that the value of the execution and other services we receive from the broker-dealer is reasonable in relation to the amount of commissions paid. The commissions charged by these full-service brokers are generally higher than those charged by electronic trading networks and other “low-touch” trading venues.

We sometimes execute client transactions through SCB LLC or SCBL, our affiliated broker-dealers. We do so only when our clients have consented to our use of affiliated broker-dealers or we are otherwise permitted to do so, and only when we can execute these transactions in accordance with applicable law (i.e., our obligation to obtain best execution). In 2007, we executed approximately $3.3 million in transactions through SCB. We may use brokers to effect client transactions that sell shares of AllianceBernstein Funds or third party funds we sub-advise; however, we prohibit our investment professionals who place trades from considering these other relationships or the sale of fund shares as a factor when selecting brokers to effect transactions.

Our Brokerage Allocation Committee has principal oversight responsibility for evaluating equity-related brokerage matters, including how to use research services we receive in a manner that is in the best interests of our clients and consistent with current regulatory requirements.

Service Marks

In connection with our name changes to AllianceBernstein L.P. and AllianceBernstein Holding L.P. in February 2006, we have registered a number of service marks with the U.S. Patent and Trademark Office and various foreign patent offices, including an “AB” design logo and the combination of such logo with the mark “AllianceBernstein”.

In connection with the Bernstein Transaction, we acquired all of the rights and title in, and to, the Bernstein service marks, including the mark “Bernstein”.

Governance

We maintain a robust fiduciary culture and, as a fiduciary, we place the interests of our clients first and foremost. We are committed to the fair and equitable treatment of all our clients, and to compliance with all applicable rules and regulations and internal policies to which our business is subject. We pursue these goals through education of our employees to promote awareness of our fiduciary obligations, incentives that align employees’ interests with those of our clients, and a range of measures, including active monitoring, to ensure regulatory compliance. Specific steps we have taken to help us achieve these goals include:

•	revising our code of ethics to better align the interests of our employees with those of our clients;

•	forming two committees composed primarily of executive management to oversee and resolve code of ethics and compliance-related issues;

•	creating an ombudsman office, where employees and others can voice concerns on a confidential basis;

•	initiating firm-wide compliance and ethics training programs; and

•	appointing a Conflicts Officer and establishing a Conflicts Committee to identify and manage conflicts of interest.

We implemented these measures, in part, pursuant to the Order of the Commission (“SEC Order”) dated December 18, 2003 (amended and restated January 15, 2004) and the NYAG AoD (together with the SEC Order, “Orders”), which related to trading practices in the shares of certain of our sponsored mutual funds.  In addition, the Orders required:

•	establishing a $250 million restitution fund to compensate fund shareholders for the adverse effects of market timing (“Restitution Fund”);

•
reducing by 20% (on a weighted average basis) the advisory fees on U.S. long-term open-end retail mutual funds by reducing our advisory fee rates (we are required to maintain these reduced fee rates for at least the five-year period that commenced January 1, 2004; we do not intend to seek to increase our fees at the end of this period); and

•	agreeing to have an independent third party perform a comprehensive compliance review biannually.

We believe that our remedial actions provide reasonable assurance that the deficiencies in our internal controls related to market timing will not occur again.

With the approval of the independent directors of the U.S. Fund Boards and the staff of the SEC, we retained an Independent Distribution Consultant (“IDC”) to develop a plan for the distribution of the Restitution Fund. To the extent it is determined by the IDC and the SEC that the harm to mutual fund shareholders caused by market timing exceeds $200 million, we will be required to contribute additional monies to the Restitution Fund. In September 2005, the IDC submitted to the SEC Staff the portion of his report concerning his methodology for determining damages and a proposed distribution plan, which addresses the mechanics of distribution; in February 2006, the final portion of his report was submitted.  The Restitution Fund proceeds will not be distributed until after the SEC has issued an order approving the distribution plan. Until then, it is not possible to predict the exact timing, method, or amount of the distribution.

Regulation

Virtually all aspects of our business are subject to federal and state laws and regulations, rules of securities regulators and exchanges, and laws in the foreign countries in which our subsidiaries conduct business.

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

Each U.S. Fund is registered with the SEC under the Investment Company Act and the shares of most U.S. Funds are qualified for sale in all states in the United States and the District of Columbia, except for U.S. Funds offered only to residents of a particular state. AllianceBernstein Investor Services is registered with the SEC as a transfer agent.

SCB LLC and AllianceBernstein Investments are registered with the SEC as broker-dealers, and both are members of FINRA. SCB LLC is also a member of the NYSE and all other principal U.S. exchanges. SCBL is a broker regulated by the Financial Services Authority of the United Kingdom (“FSA”) and is a member of the London Stock Exchange.

AllianceBernstein Trust Company, LLC (“ABTC”), a wholly-owned subsidiary of AllianceBernstein, is a non-depository trust company chartered under New Hampshire law as a limited liability company. ABTC is authorized to act as trustee, executor, transfer agent, assignee, receiver, custodian, investment adviser, and in any other capacity authorized for a trust company under New Hampshire law. As a state-chartered trust company exercising fiduciary powers, ABTC must comply with New Hampshire laws applicable to trust company operations (such as New Hampshire Revised Statutes Annotated Part 392), certain federal laws (such as ERISA and sections of the Bank Secrecy Act), and the New Hampshire banking laws. The primary fiduciary activities of ABTC consist of serving as trustee to a series of collective investment trusts, the investors of which currently are defined benefit and defined contribution retirement plans.

Many of our subsidiaries around the world are subject to minimum net capital requirements by the local laws and regulations to which they are subject.  As of December 31, 2007, each of our subsidiaries subject to a minimum net capital requirement satisfied the applicable requirement.

Holding Units trade publicly on the NYSE under the ticker symbol “AB”. Holding is an NYSE listed company and, therefore, is subject to the applicable regulations promulgated by the NYSE.

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

Some of our subsidiaries are subject to the oversight of regulatory authorities in Europe, including the FSA in the U.K., and in Asia, including the Financial Services Agency in Japan, the Securities and Futures Commission in Hong Kong and the Monetary Authority of Singapore. While the requirements of these foreign regulators are often comparable to the requirements of the SEC and other U.S. regulators, they are sometimes more restrictive and may cause us to incur substantial expenditures of time and money in our efforts to comply.

Taxes

Holding, having elected under Section 7704(g) of the Internal Revenue Code of 1986, as amended (“Code”), to be subject to a 3.5% federal tax on partnership gross income from the active conduct of a trade or business, is a “grandfathered” publicly-traded partnership for federal income tax purposes.  Holding is also subject to the 4.0% New York City unincorporated business tax (“UBT”), net of credits for UBT paid by AllianceBernstein. In order to preserve Holding’s status as a “grandfathered” publicly-traded partnership for federal income tax purposes, management ensures that Holding does not directly or indirectly (through AllianceBernstein) enter into a substantial new line of business. A “new line of business” would be any business that is not closely related to AllianceBernstein’s historical business of providing research and diversified investment management and related services to its clients. A new line of business is “substantial” when a partnership derives more than 15% of its gross income from, or uses more than 15% (by value) of its total assets in, the new line of business.

AllianceBernstein is a private partnership for federal income tax purposes and, accordingly, is not subject to federal and state corporate income taxes. However, AllianceBernstein is subject to the 4.0% UBT. Domestic corporate subsidiaries of AllianceBernstein, which are subject to federal, state and local income taxes, are generally included in the filing of a consolidated federal income tax return with separate state and local income tax returns being filed. Foreign corporate subsidiaries are generally subject to taxes at higher rates in the foreign jurisdiction where they are located so, as our business increasingly operates in countries other than the U.S., our effective tax rate continues to increase.

For additional information, see “Risk Factors” in Item 1A.

History and Structure

We have been in the investment research and management business for more than 35 years. Alliance Capital was founded in 1971 when the investment management department of Donaldson, Lufkin & Jenrette, Inc. (since November 2000, a part of Credit Suisse Group) merged with the investment advisory business of Moody’s Investor Services, Inc. Bernstein was founded in 1967.

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

In October 2000, our two legacy firms, Alliance Capital and Bernstein, combined, bringing together Alliance Capital’s expertise in growth equity and corporate fixed income investing, and its family of retail mutual funds, with Bernstein’s expertise in value equity and tax-exempt fixed income management, and its private client and institutional research services businesses. For additional details about our business combination, see “Principal Security Holders” in Item 12.

As of December 31, 2007, the condensed ownership structure of AllianceBernstein was as follows (for a more complete description of our ownership structure, see “Principal Security Holders” in Item 12):

(1)	Direct and indirect ownership including unallocated Holding Units held in a trust for our deferred compensation plans.

As of December 31, 2007, AXA, through certain of its subsidiaries (see “Principal Security Holders” in Item 12), beneficially owned approximately 62.8% of the issued and outstanding AllianceBernstein Units (including those held indirectly through its ownership of approximately 1.7% of the issued and outstanding Holding Units).

The General Partner, an indirect wholly-owned subsidiary of AXA, owns 100,000 general partnership units in Holding and a 1% general partnership interest in AllianceBernstein. Including the general partnership interests in Holding and AllianceBernstein and its equity interest in Holding, AXA, through certain of its subsidiaries, had an approximate 63.2% economic interest in AllianceBernstein as of December 31, 2007.

AXA and its subsidiaries own all of the issued and outstanding shares of the common stock of AXA Financial. AXA Financial owns all of the issued and outstanding shares of AXA Equitable. See “Principal Security Holders” in Item 12.

AXA, a société anonyme organized under the laws of France, is the holding company for an international group of insurance and related financial services companies engaged in the financial protection and wealth management businesses. AXA’s operations are diverse geographically, with major operations in Western Europe, North America, and the Asia/Pacific regions and, to a lesser extent, in other regions including the Middle East and Africa. AXA has five operating business segments: life and savings, property and casualty, international insurance, asset management, and other financial services.

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

AXA, AXA Equitable, and certain of their direct and indirect subsidiaries provide financial services, some of which are competitive with those offered by AllianceBernstein. The AllianceBernstein Partnership Agreement specifically allows AXA Financial and its subsidiaries (other than the General Partner) to compete with AllianceBernstein and to exploit opportunities that may be available to AllianceBernstein. AXA, AXA Financial, AXA Equitable and certain of their subsidiaries have substantially greater financial resources than we do and are not obligated to provide resources to us.

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

Other Information

AllianceBernstein and Holding file or furnish annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other reports required to comply with federal securities laws. The public may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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

Please read this section along with the description of our business in Item 1, the competition section just above, and the financial information contained in Items 6, 7, and 8. The majority of the risk factors discussed below directly affect AllianceBernstein. These risk factors also affect Holding because Holding’s principal source of income and cash flow is attributable to its investment in AllianceBernstein. See also “Cautions Regarding Forward-Looking Statements”  in Item 7.

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

Declines in financial markets or higher redemption levels in company-sponsored mutual funds, or both, as compared to the assumptions we have used to estimate undiscounted future cash flows from distribution plan fees, as described in Item 7, could result in impairment of the deferred sales commission asset. Due to the volatility of financial markets and changes in redemption rates, we are unable to predict whether or when a future impairment of the deferred sales commission asset might occur. The occurrence of an impairment would result in a material charge to our earnings.

During the second half of 2007, significant weakness and volatility in global credit markets, particularly the rapid deterioration of the mortgage markets in the United States and Europe, spread to broader financial markets and began to adversely affect global economic growth.  These difficulties had an adverse impact on our 2007 results of operations.  Specifically, they adversely affected the investment performance for clients in most of our equity and hedge fund services.  As a result, the amount of performance-based fees we earned in 2007 was significantly reduced.  The weakness in global financial markets has continued thus far in 2008, causing a $49 billion decline in AUM during January 2008.  Our 2008 results of operations would be adversely affected should this trend continue.

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

Our ability to market our Retail Products and Services, sub-advisory services, and certain other investment services is partly dependent on our access to securities firms, brokers, banks, and other intermediaries. These intermediaries generally offer their clients investment products in addition to, and in competition with, our products. In addition, certain institutional investors rely on consultants to advise them on the choice of investment adviser, and our Institutional Investment Services are not always considered among the best choices by all consultants. Also, our Private Client Services group relies on referrals from financial planners, registered investment advisers, and other professionals. We cannot be certain that we will continue to have access to, or receive referrals from, these third parties. Loss of such access or referrals could have a material adverse effect on our revenues, financial condition, results of operations, and business prospects.

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

Investment performance consistently below client expectations could lead to loss of clients and a decline in revenues.

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

We sometimes charge our clients performance-based fees. In these situations, we charge a base advisory fee and are eligible to earn an additional performance-based fee or incentive allocation that is calculated as either a percentage of absolute investment results or a percentage of investment results in excess of a stated benchmark over a specified period of time. In addition, many performance-based fees include a high-watermark provision, which generally provides that if a client account underperforms relative to its performance target (whether absolute or relative to a specified benchmark), it must gain back such underperformance before we can collect future performance-based fees.  Therefore, if we do not exceed our performance target for a particular period, we will not earn a performance-based fee for that period and, for accounts with a high-watermark provision, we will impair our ability to earn future performance-based fees.  For example, for many of our hedge funds, performance in the fourth quarter of 2007 produced losses and was significantly below performance targets.   With approximately 70% of our hedge fund assets subject to high-watermarks, we ended 2007 with approximately 50% of our hedge fund AUM with high-watermarks of 10% or more. This will make it very difficult for us to earn performance-based fees in most of our hedge funds in 2008.

We are eligible to earn performance-based fees on approximately 16% of the assets we manage for institutional clients and approximately 8% of the assets we manage for private clients (in total, approximately 11% of our company-wide AUM).  Our performance-based fees in 2007 were $81.2 million, in 2006 were $235.7 million, and in 2005 were $131.9 million.  Our performance-based fees are an increasingly important part of our business, in particular due to our hedge fund AUM. As the percentage of our AUM subject to performance-based fees grows, seasonality and volatility of revenue and earnings are likely to become more significant.

Unpredictable events, including natural disaster, technology failure, and terrorist attack, could adversely affect our ability to conduct business.

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

A failure of our operations or those of third parties we rely on, including failures arising out of human error, could disrupt our business, damage our reputation, and reduce our revenues.

Weaknesses or failures in our internal processes or systems could lead to disruption of our operations, liability to clients, exposure to disciplinary action, or harm to our reputation. Our business is highly dependent on our ability to process, on a daily basis, large numbers of transactions, many of which are highly complex, across numerous and diverse markets. These transactions generally must adhere to investment guidelines, as well as stringent legal and regulatory standards.

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

Our obligations to clients require us to exercise skill, care, and prudence in performing our services.  Despite our employees being highly trained and skilled, the large number of transactions we process makes it highly likely that errors will occasionally occur.  Should we make a mistake in performing our services that cost us or our clients money, we have a duty to act promptly to put the clients in the position they would have been in had we not made the error.  The occurrence of mistakes, particularly significant ones, can have a material adverse effect on our reputation, revenues, financial condition, results of operations, and business prospects.

We may not accurately value the securities we hold on behalf of our discretionary clients or our company investments.

In accordance with applicable regulatory requirements, our obligations under investment management agreements with our clients, and, if the client is a U.S. Fund, the approval and direction of the U.S. Fund’s board of directors or trustees, we employ procedures for the pricing and valuation of securities and other positions held in client accounts or for company investments.  We have established a Valuation Committee, composed of senior officers and employees, which oversees pricing controls and valuation processes.  Where market quotations for a security are not readily available, the Valuation Committee determines a fair value for the security.

Extraordinary volatility in financial markets, significant liquidity constraints, or our not adequately accounting for one or more factors when fair valuing a security could result in our failing to properly value securities we hold for our clients or investments accounted for on our balance sheet.  Improper valuation would likely result in our basing fee calculations on inaccurate AUM figures, our striking incorrect net asset values for company-sponsored mutual funds, or, in the case of company investments, our inaccurately calculating and reporting our financial condition and operating results.  Although the overall percentage of our AUM that we fair value is not significant, inaccurate fair value determinations can harm our clients and create regulatory issues.

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

We may not always successfully manage actual and potential conflicts of interest that arise in our business.

Our reputation is one of our most important assets. As our business and client base expand, we increasingly must manage actual and potential conflicts of interest, including situations where our services to a particular client conflict, or are perceived to conflict, with the interests of another client, as well as situations where certain of our employees have access to material non-public information that may not be shared with all employees of our firm. Failure to adequately address potential conflicts of interest could adversely affect our revenues, financial condition, results of operations, and business prospects.

We have procedures and controls that are designed to address and manage conflicts of interest, including those designed to prevent the improper sharing of information. However, appropriately managing conflicts of interest is complex and difficult, and our reputation could be damaged and the willingness of clients to enter into transactions in which such a conflict might arise may be affected if we fail, or appear to fail, to deal appropriately with conflicts of interest. In addition, potential or perceived conflicts could give rise to litigation or regulatory enforcement actions.

Rates we charge for brokerage transactions have declined significantly in recent years, and we expect those declines to continue, which could have an adverse effect on our revenues.

Fee rates charged for brokerage transactions have declined significantly in recent years and this has affected our Institutional Research Services revenues. In 2007, increases in transaction volume more than offset decreases in rates, but this may not continue. Brokerage transaction revenues are also affected by the increasing use of electronic trading systems which charge transaction fees for execution-only services that are a small fraction of the full service fee rates traditionally charged by SCB and other brokers for brokerage services and the provision of proprietary research. Also, regulatory changes in the United Kingdom and the United States have resulted or will result in investors being given more information regarding the allocation of amounts they are paying for brokerage between execution services and research services and this may further reduce the willingness of investors to pay current rates for full-service brokerage. All of these factors may result in reductions in per transaction brokerage fees that SCB charges its clients; we expect these reductions to continue.

The costs of insurance are substantial and may increase.

Our insurance expenses are significant and can fluctuate significantly from year to year.  They increased in 2007, and additional increases in the future are possible. In addition, certain insurance coverage may not be available or may only be available at prohibitive costs. As we renew our insurance policies, we may be subject to additional costs resulting from rising premiums, the assumption of higher deductibles and/or co-insurance liability, a revised premium-sharing arrangement with certain U.S. Funds, and, to the extent certain U.S. Funds purchase separate directors and officers/errors and omissions liability coverage, an increased risk of insurance companies disputing responsibility for joint claims. Higher insurance costs and incurred deductibles reduce our net income.

Our business is subject to pervasive global regulation, the compliance with which could involve substantial expenditures of time and money, and the violation of which could result in material adverse consequences.

Virtually all aspects of our business are subject to federal and state laws and regulations, rules of securities regulators and exchanges, and laws in the foreign countries in which our subsidiaries conduct business. If we violate these laws or regulations, we could be subject to civil liability, criminal liability, or sanction, including revocation of our and our subsidiaries’ registrations as investment advisers or broker-dealers, revocation of the licenses of our employees, censures, fines, or temporary suspension or permanent bar from conducting business. A regulatory proceeding, even if it does not result in a finding of wrongdoing or sanction, could require substantial expenditures of time and money. Any such liability or sanction could have a material adverse effect on our revenues, financial condition, results of operations, and business prospects. These laws and regulations generally grant supervisory agencies and bodies broad administrative powers, including, in some cases, the power to limit or restrict doing business for failure to comply with such laws and regulations. Moreover, regulators in non-U.S. jurisdictions could change their policies or laws in a manner that might restrict or otherwise impede our ability to market, distribute, or register investment products in their respective markets. These local requirements could increase the expenses we incur in a specific jurisdiction without any corresponding increase in revenues from operating in the jurisdiction.

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

We are involved in various matters, including employee arbitrations, regulatory inquiries, administrative proceedings, and litigation, some of which allege material damages, and we may be involved in additional matters in the future. Litigation is subject to significant uncertainties, particularly when plaintiffs allege substantial or indeterminate damages, or when the litigation is highly complex or broad in scope. We have described pending material legal proceedings in Item 3.

Structure-related Risks

The partnership structure of Holding and AllianceBernstein limits unitholders’ abilities to influence the management and operation of AllianceBernstein’s business and is highly likely to prevent a change in control of Holding and AllianceBernstein.

The General Partner, as general partner of both Holding and AllianceBernstein, generally has the exclusive right and full authority and responsibility to manage, conduct, control, and operate their respective businesses, except as otherwise expressly stated in their respective Amended and Restated Agreements of Limited Partnership. Holding and AllianceBernstein unitholders have more limited voting rights on matters affecting AllianceBernstein than do holders of common stock in a corporation. Both Amended and Restated Agreements of Limited Partnership provide that unitholders do not have any right to vote for directors of the General Partner and that unitholders can only vote on certain extraordinary matters (including removal of the General Partner under certain extraordinary circumstances). Additionally, the AllianceBernstein Partnership Agreement includes significant restrictions on transfers of AllianceBernstein Units and provisions that have the practical effect of preventing the removal of the General Partner, which are highly likely to prevent a change in control of AllianceBernstein’s management.

AllianceBernstein Units are illiquid.

There is no public trading market for AllianceBernstein Units and AllianceBernstein does not anticipate that a public trading market will ever develop. The AllianceBernstein Partnership Agreement restricts our ability to participate in a public trading market or anything substantially equivalent to one by providing that any transfer which may cause AllianceBernstein to be classified as a “publicly traded partnership” as defined in Section 7704 of the Code shall be deemed void and shall not be recognized by AllianceBernstein. In addition, AllianceBernstein Units are subject to significant restrictions on transfer; all transfers of AllianceBernstein Units are subject to the written consent of AXA Equitable and the General Partner pursuant to the AllianceBernstein Partnership Agreement. Generally, neither AXA Equitable nor the General Partner will permit any transfer that it believes would create a risk that AllianceBernstein would be treated as a corporation for tax purposes. AXA Equitable and the General Partner have implemented a transfer policy that requires a seller to locate a purchaser, and imposes annual volume restrictions on transfers. You may request a copy of the transfer program from our corporate secretary (corporate.secretary@alliancebernstein.com). Also, we have filed the transfer program as Exhibit 10.11 to this Form 10-K.

Changes in the partnership structure of Holding and AllianceBernstein and/or changes in the tax law governing partnerships would have significant tax ramifications.

Holding, having elected under Section 7704(g) of the Code, to be subject to a 3.5% federal tax on partnership gross income from the active conduct of a trade or business, is a “grandfathered” publicly-traded partnership (“PTP”) for federal income tax purposes.  Holding is also subject to the 4.0% UBT, net of credits for UBT paid by AllianceBernstein. In order to preserve Holding’s status as a “grandfathered” publicly-traded partnership for federal income tax purposes, management ensures that Holding does not directly or indirectly (through AllianceBernstein) enter into a substantial new line of business. A “new line of business” would be any business that is not closely related to AllianceBernstein’s historical business of providing research and diversified investment management and related services to its clients. A new line of business is “substantial” when a partnership derives more than 15% (by value) of its gross income from, or uses more than 15% of its total assets in, the new line of business.

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

In order to preserve AllianceBernstein’s status as a private partnership for federal income tax purposes, AllianceBernstein Units must not be considered publicly traded. The AllianceBernstein Partnership Agreement provides that all transfers of AllianceBernstein Units must be approved by AXA Equitable and the General Partner; AXA Equitable and the General Partner approve only those transfers permitted pursuant to one or more of the safe harbors contained in relevant treasury regulations. If such units were considered readily tradable, AllianceBernstein would be subject to federal and state corporate income tax on its net income. Furthermore, as noted above, should AllianceBernstein enter into a substantial new line of business, Holding, by virtue of its ownership of AllianceBernstein, would lose its status as a grandfathered publicly-traded partnership and would become subject to corporate income tax as set forth above.

In 2007, Congress proposed tax legislation that would cause certain PTPs to be taxed as corporations, thus subjecting their income to a higher level of income tax. Holding is a PTP that derives its income from asset manager or investment management services through its ownership interest in AllianceBernstein. However, the legislation, in the form proposed, would not affect Holding’s tax status. In addition, we have received consistent indications from a number of individuals involved in the legislative process that Holding’s tax status is not the focus of the proposed legislation, and that they do not expect to change that approach. However, we cannot predict whether, or in what form, the proposed tax legislation will pass, and are unable to determine what effect any new legislation might have on us. If Holding were to lose its federal tax status as a grandfathered PTP, it would be subject to corporate income tax, which would reduce materially its net income and quarterly distributions to Holding Unitholders.

In its current form, the proposed legislation would not affect AllianceBernstein because it is a private partnership.

Item 1B.	Unresolved Staff Comments

Neither AllianceBernstein nor Holding has unresolved comments from the staff of the SEC to report.

Item 2.	Properties

Our principal executive offices at 1345 Avenue of the Americas, New York, New York are occupied pursuant to a lease which extends until 2029. We currently occupy approximately 882,770 square feet of space at this location. We also occupy approximately 312,301 square feet of space at 135 West 50th Street, New York, New York under a lease expiring in 2029 and approximately 210,756 square feet of space in White Plains, New York under a lease expiring in 2031. AllianceBernstein Investments and AllianceBernstein Investor Services occupy approximately 92,067 square feet of space in San Antonio, Texas under a lease expiring in 2009. We also lease space in 17 other cities in the United States.

Our subsidiaries and joint venture companies lease space in 27 cities outside the United States, the most significant of which are in London, England under leases expiring in 2013, 2015, and 2016, and in Tokyo, Japan under leases expiring in 2009.

Item 3.	Legal Proceedings

With respect to all significant litigation matters, we consider the likelihood of a negative outcome. If we determine the likelihood of a negative outcome is probable, and the amount of the loss can be reasonably estimated, we record an estimated loss for the expected outcome of the litigation as required by Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies”, and Financial Accounting Standards Board (“FASB”) Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss - an interpretation of FASB Statement No. 5”. If the likelihood of a negative outcome is reasonably possible and we are able to indicate an estimate of the possible loss or range of loss, we disclose that fact together with the estimate of the possible loss or range of loss. However, it is difficult to predict the outcome or estimate a possible loss or range of loss because litigation is subject to significant uncertainties, particularly when plaintiffs allege substantial or indeterminate damages, or when the litigation is highly complex or broad in scope.

We have previously reported the filing of a purported class action complaint entitled Hindo, et al. v. AllianceBernstein Growth & Income Fund, et al. and our involvement in various other market timing-related matters.  There have been no significant developments in these matters since we filed our Form 10-Q for the quarter ended September 30, 2007, in which these matters are more completely described.  These matters are also described in Note 7 to Holding’s financial statements in Item 8.

We are involved in various other matters, including employee arbitrations, regulatory inquiries, administrative proceedings, and litigation, some of which allege material damages. While any proceeding or litigation has the element of uncertainty, we believe that the outcome of any one of the other lawsuits or claims that is pending or threatened, or all of them combined, will not have a material adverse effect on our revenues, financial condition, results of operations, or business prospects.

Item 4.	Submission of Matters to a Vote of Security Holders

Neither AllianceBernstein nor Holding submitted a matter to a vote of security holders during the fourth quarter of 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Holding Units and AllianceBernstein Units; Cash Distributions

Holding Units trade publicly on the NYSE under the ticker symbol “AB”.

There is no established public trading market for AllianceBernstein Units, which are subject to significant restrictions on transfer. In general, transfers of AllianceBernstein Units will be allowed only with the written consent of both AXA Equitable and the General Partner. Generally, neither AXA Equitable nor the General Partner will permit any transfer that it believes would create a risk that AllianceBernstein would be treated as a corporation for tax purposes. AXA Equitable and the General Partner have implemented a transfer policy, a copy of which you may request from our corporate secretary (corporate.secretary@alliancebernstein.com). Also, we have filed the transfer program as Exhibit 10.11 to this Form 10-K.

Each of Holding and AllianceBernstein distributes on a quarterly basis all of its Available Cash Flow, as defined in the Holding Partnership Agreement and the AllianceBernstein Partnership Agreement, to its unitholders and the General Partner. For additional information concerning distribution of Available Cash Flow by Holding, see Note 2 to Holding’s financial statements in Item 8. For additional information concerning distribution of Available Cash Flow by AllianceBernstein, see Note 2 to AllianceBernstein’s consolidated financial statements in Item 8.

Holding’s principal source of income and cash flow is attributable to its limited partnership interests in AllianceBernstein.

The tables set forth below provide the distributions of Available Cash Flow made by AllianceBernstein and Holding during 2007 and 2006 and the high and low sale prices of Holding Units on the NYSE during 2007 and 2006:

	Quarters Ended 2007				Total
	December 31	September 30	June 30	March 31

Cash distributions per AllianceBernstein Unit(1)	$1.17	$1.32	$1.27	$1.01	$4.77
Cash distributions per Holding Unit(1)	$1.06	$1.20	$1.16	$0.91	$4.33
Holding Unit prices:
High	$92.87	$91.66	$94.94	$94.33
Low	$71.31	$72.37	$82.96	$79.06

	Quarters Ended 2006				Total
	December 31	September 30	June 30	March 31

Cash distributions per AllianceBernstein Unit(1)	$1.60	$0.96	$0.99	$0.87	$4.42
Cash distributions per Holding Unit(1)	$1.48	$0.87	$0.89	$0.78	$4.02
Holding Unit prices:
High	$82.92	$71.03	$72.11	$66.60
Low	$68.27	$56.10	$55.50	$56.12

(1)	Declared and paid during the following quarter.

On January 31, 2008, the closing price of Holding Units on the NYSE was $66.39 per Unit and there were approximately 1,099 Holding Unitholders of record for approximately 120,000 beneficial owners. On January 31, 2008, there were approximately 498 AllianceBernstein Unitholders of record, and we do not believe there are substantial additional beneficial owners.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

As reported in our Form 10-Q for the quarter ended March 31, 2005 and our Forms 10-K for the years ended December 31, 2005 and 2006, on February 25, 2005, we allocated 131,873 Holding Units with an aggregate value of $5,538,640 for the benefit of certain of our employees under an employee award plan. An exemption from registration under Section 4(2) of the Securities Act was available for the allocation of the Holding Units because these transactions did not involve a public offering.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information relating to any Holding Units bought by us or one of our affiliates in the fourth quarter of the fiscal year covered by this report:

Issuer Purchases of Equity Securities

Period	(a) Total Number of Holding Units Purchased	(b) Average Price Paid Per Holding Unit, net of Commissions	(c) Total Number of Holding Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Holding Units that May Yet Be Purchased Under the Plans or Programs
10/1/07-10/31/07(1)	17,859	$90.88	—	—
11/1/07-11/30/07(2)	175,000	75.81	175,000	—
12/1/07-12/31/07(3)(4)	345,895	81.03	325,000	—
Total	538,754	$79.66	500,000	—

(1)	On October 2, 2007, we purchased these Holding Units from employees to allow them to fulfill statutory withholding tax requirements at the time of distribution of deferred compensation awards.
(2)	In November 2007, we purchased these Holding Units on the open market to fund anticipated obligations under certain of our employee deferred compensation plans.
(3)	On December 1, 2007, we purchased 20,895 Holding Units from employees to allow them to fulfill statutory withholding tax requirements at the time of distribution of deferred compensation awards.
(4)	In December 2007, we purchased 325,000 Holding Units on the open market to fund anticipated obligations under certain of our employee deferred compensation plans.

The following table provides information relating to any AllianceBernstein Units bought by us or one of our affiliates in the fourth quarter of the fiscal year covered by this report:

Issuer Purchases of Equity Securities

Period	(a) Total Number of AllianceBernstein Units Purchased	(b) Average Price Paid Per AllianceBernstein Unit, net of Commissions	(c) Total Number of AllianceBernstein Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of AllianceBernstein Units that May Yet Be Purchased Under the Plans or Programs
10/1/07-10/31/07	—	$—	—	—
11/1/07-11/30/07	—	—	—	—
12/1/07-12/31/07(1)	219,036	77.77	—	—
Total	219,036	$77.77	—	—

(1)	On December 11, 2007, AXA Equitable purchased 219,036 AllianceBernstein Units from an unaffiliated third party in a private transaction.

Item 6.	Selected Financial Data

ALLIANCEBERNSTEIN L.P.
Selected Consolidated Financial Data

	Years Ended December 31,
	2007	2006(1)	2005(1)	2004(1)	2003(1)
	(in thousands, except per unit amounts and unless otherwise indicated)

INCOME STATEMENT DATA:
Revenues:
Investment advisory and services fees	$3,386,188	$2,890,229	$2,259,392	$1,996,819	$1,769,562
Distribution revenues	473,435	421,045	397,800	447,283	436,037
Institutional research services	423,553	375,075	352,757	420,141	380,705
Dividend and interest income	284,014	266,520	152,781	72,743	37,841
Investment gains (losses)	29,690	62,200	29,070	14,842	12,588
Other revenues	122,869	123,171	116,788	136,401	148,610
Total revenues	4,719,749	4,138,240	3,308,588	3,088,229	2,785,343
Less: interest expense	194,432	187,833	95,863	32,796	20,415
Net revenues	4,525,317	3,950,407	3,212,725	3,055,433	2,764,928

Expenses:
Employee compensation and benefits	1,833,796	1,547,627	1,262,198	1,085,163	914,529
Promotion and servicing:
Distribution plan payments	335,132	292,886	291,953	374,184	370,575
Amortization of deferred sales commissions	95,481	100,370	131,979	177,356	208,565
Other	252,468	218,944	198,004	202,327	197,079
General and administrative	591,221	583,296	384,339	426,389	339,706
Interest on borrowings	23,970	23,124	25,109	24,232	25,286
Amortization of intangible assets	20,716	20,710	20,700	20,700	20,700
Charge for mutual fund matters and legal proceedings	—	—	—	—	330,000
	3,152,784	2,786,957	2,314,282	2,310,351	2,406,440

Operating income	1,372,533	1,163,450	898,443	745,082	358,488
Non-operating income	15,756	20,196	34,446	—	—
Income before income taxes	1,388,289	1,183,646	932,889	745,082	358,488
Income taxes	127,845	75,045	64,571	39,932	28,680
Net income	$1,260,444	$1,108,601	$868,318	$705,150	$329,808
Basic net income per unit	$4.80	$4.26	$3.37	$2.76	$1.30
Diluted net income per unit	$4.77	$4.22	$3.35	$2.74	$1.29
Operating margin(2)	30.3%	29.5%	28.0%	24.4%	13.0%
CASH DISTRIBUTIONS PER UNIT(3)	$4.77	$4.42	$3.33	$2.40	$1.65
BALANCE SHEET DATA AT PERIOD END:
Total assets	$9,368,754	$10,601,105	$9,490,480	$8,779,330	$8,171,669
Debt	$533,872	$334,901	$407,291	$407,517	$405,327
Partners’ capital	$4,541,226	$4,570,997	$4,302,674	$4,183,698	$3,778,469
ASSETS UNDER MANAGEMENT AT PERIOD END (in millions)(4)	$800,390	$716,921	$578,552	$538,764	$477,267

(1)
Certain prior-year amounts have been reclassified to conform to our 2007 presentation. See Note 2 to AllianceBernstein’s consolidated financial statements in Item 8 for a discussion of reclassifications.

(2)	Operating income as a percentage of net revenues.
(3)	AllianceBernstein is required to distribute all of its Available Cash Flow, as defined in the AllianceBernstein Partnership Agreement, to its unitholders and the General Partner.
(4)	2006 assets under management have been increased by $26 million to reflect the assets associated with existing services previously not included in assets under management.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Investment results for clients were mixed in 2007, amid considerable market turbulence. Investment returns were respectable, averaging 7% across our entire service suite – a figure close to the performance of the global capital markets. Growth equity services delivered strong returns and exceeded institutional benchmarks in all geographies and capitalization categories.  In contrast, our value equity services had a difficult year, with returns falling below benchmarks.  Increased pressure on this style of equity management compounded this effect in the second half of 2007. Global fixed income results were respectable, although mandates which focused on corporate and mortgage credit generally underperformed. Our blend strategies performance was relatively neutral as the value sleeve of these services was a drag on performance. Finally, returns for our suite of diversified hedge fund services were decidedly negative. These performed poorly as risk premiums rose sharply in all segments of the capital markets in the second half of 2007.

For 2007, both net inflows and market appreciation contributed to an 11.6% increase in total AUM.  Net inflows for the year were $32.2 billion and represent 38.5% of the increase in AUM.  These flows translate into an organic growth rate of 4.5%, as outflows of $9.1 billion in index/structured services negatively impacted this metric. Our Institutional Investment channel accounted for over one-half of total net inflows, followed by Private Client Services and then Retail Services. Our Private Client channel delivered the highest organic growth rate for the year at over 9%, while the organic growth rate for the Institutional Investments channel was nearly 6%, after adjusting for the aforementioned index mandate terminations.

Our success in growing our assets globally continues, as assets from non-U.S. based clients grew by 23% versus 2006, accounting for 72% of the growth and representing 40% of total assets.  Assets in global and international services grew by 27% from the end of 2006, or more than double our total AUM growth rate. Furthermore, assets in U.S.–focused products actually declined by over 6% from last year, so our year-over-year growth in assets is entirely attributable to growth in our global and international investment services.  AUM in these services accounted for 61% of our total AUM at the end of 2007, up from 54% at the end of 2006.

Our hedge fund AUM was up 31% for the year to $9.5 billion at year-end, a result of strong first half net inflows and market appreciation which were more than offset by negative performance in the second half of the year. As negative performance and continued market turbulence have lessened our clients’ appetite for risk, we expect net redemptions in the first quarter of 2008. However, we believe that the turmoil that caused the poor performance in the second half of 2007 has, in fact, created opportunities for these funds to provide strong returns for our clients in the future.

Looking at our AUM by investment service for 2007, value equity services record gross sales of $71.4 billion drove strong net inflows of $32.1 billion. Our fixed income services net inflows of $12.1 billion were significantly greater than 2006, as the investments we’ve made in these services have led to stronger performance and have greatly improved our ability to attract new clients. Value and fixed income inflows were partially offset by outflows of $9.1 billion in index/structured services and $2.9 billion in growth services.

Our Institutional Investment Services AUM rose by 11.6%, or $53.0 billion, during the year to $508.1 billion.  For the year, net inflows amounted to $17.7 billion. Global and international services accounted for approximately 87% of all new accounts in 2007. Additionally, Blend Strategies accounted for approximately 28% of all new Institutional accounts in 2007.  Finally, our pipeline of won but unfunded new mandates currently is approximately $13 billion. Our pipeline includes approximately $6 billion in services which provide new solutions for our clients and are expected to become operational in the first quarter of 2008 – including $4 billion of defined contribution mandates and $2 billion of currency mandates. These services have fee structures higher than our index services but lower than our more traditional actively managed services.

Our Retail Services AUM rose by 9.7%, or $16.3 billion, during the year to $183.2 billion.  For 2007, growth in U.S. funds more than offset non-U.S. weakness. Net inflows for U.S. funds during 2007 were more than three times those in 2006, although the pace did slow in the second half of 2007. Our “Investment Strategies for Life” had continued success with AUM increasing to over $24 billion as net inflows more than offset market depreciation. We believe that these services will be a key driver of success for our Retail Services.

Our Private Client Services AUM rose 15.0%, or $14.2 billion, during the year to $109.1 billion.  Net inflows were $8.6 billion for the year, although only $1.1 billion in the fourth quarter of 2007.  Our efforts to grow our ultra-high-net-worth client base (clients with financial assets of $10 million or more) were quite successful in 2007, as assets from these clients were up 21% year-over-year and currently represent 53% of total Private Client Services AUM. Financial Advisor headcount of 338 is up 13% versus the end of 2006 but is down sequentially from 341 at the end of the third quarter of 2007.  While we expect to add additional advisors through 2008, we have, in fact, begun moderating the rate of expansion of this sales force.

Our Institutional Research Services revenues were a firm record $423.5 million in 2007, a 12.9% increase from 2006, driven by both U.S. and European businesses. We have continued to expand our research platform, having launched coverage of pharmaceuticals in the U.S. and Europe, U.S. broadline retail, and U.S. telecom services during the fourth quarter of 2007. We ended 2007 with 43 published senior analysts, the most in the firm’s history. The pipeline of new coverage for 2008 remains strong.

During the second half of 2007, significant weakness and volatility in global credit markets, particularly the rapid deterioration of the mortgage markets in the United States and Europe, spread to broader financial markets and began to adversely affect global economic growth.  These difficulties had an adverse impact on our 2007 results of operations.  Specifically, they adversely affected the investment performance for clients in most of our equity and hedge fund services.  As a result, the amount of performance-based fees we earned in 2007 was significantly reduced.  The weakness in global financial markets has continued thus far in 2008, causing a $49 billion decline in AUM during January 2008.  Our 2008 results of operations would be adversely affected should this trend continue.

Although capital market turbulence is unsettling, it brings with it a dramatic widening in risk premiums, which provides the basis for strong absolute and relative returns. The year 2008 has begun as an extremely challenging year in the capital markets but, notwithstanding these market conditions, we are pursuing initiatives to find new and different ways to improve results for our clients, which are vital to the firm’s long-term growth.

Assets Under Management

Assets under management by distribution channel were as follows:

	As of December 31,			% Change
	2007	2006	2005	2007-06	2006-05
	(in billions)

Institutional Investment	$508.1	$455.1	$358.6	11.6%	26.9%
Retail	183.2	166.9	145.1	9.7	15.0
Private Client	109.1	94.9	74.9	15.0	26.7
Total	$800.4	$716.9	$578.6	11.6	23.9

Assets under management by investment service were as follows:

	As of December 31,			% Change
	2007	2006	2005	2007-06	2006-05
	(in billions)

Equity
Value:
U.S.	$108.0	$119.0	$106.9	(9.3)%	11.3%
Global & international	274.5	216.5	131.3	26.8	64.8
	382.5	335.5	238.2	14.0	40.8

Growth:
U.S.	72.5	78.5	80.9	(7.6)	(3.0)
Global & international	124.4	95.6	65.3	30.1	46.5
	196.9	174.1	146.2	13.1	19.1
Total Equity	579.4	509.6	384.4	13.7	32.6

Fixed Income:
U.S.	113.4	109.9	108.5	3.2	1.3
Global & international	84.5	67.1	55.6	25.9	20.7
	197.9	177.0	164.1	11.8	7.9
Index/Structured:
U.S.	16.9	24.8	25.3	(31.9)	(1.6)
Global & international	6.2	5.5	4.8	10.9	14.0
	23.1	30.3	30.1	(24.1)	1.0
Total:
U.S.	310.8	332.2	321.6	(6.4)	3.3
Global & international	489.6	384.7	257.0	27.3	49.7
Total	$800.4	$716.9	$578.6	11.6	23.9

Changes in assets under management during 2007 were as follows:

	Distribution Channel				Investment Service
	Institutional Investment	Retail	Private Client	Total	Value Equity	Growth Equity	Fixed Income	Index/ Structured	Total
	(in billions)

Balance as of January 1, 2007	$455.1	$166.9	$94.9	$716.9	$335.5	$174.1	$177.0	$30.3	$716.9
Long-term flows:
Sales/new accounts	70.8	46.2	18.3	135.3	71.4	30.0	32.9	1.0	135.3
Redemptions/terminations	(33.2)	(37.0)	(4.5)	(74.7)	(25.3)	(25.0)	(16.0)	(8.4)	(74.7)
Cash flow/unreinvested dividends	(19.9)	(3.3)	(5.2)	(28.4)	(14.0)	(7.9)	(4.8)	(1.7)	(28.4)
Net long-term inflows (outflows)	17.7	5.9	8.6	32.2	32.1	(2.9)	12.1	(9.1)	32.2
Transfers	(0.2)	(0.5)	0.7	—	—	—	—	—	—
Market appreciation	35.5	10.9	4.9	51.3	14.9	25.7	8.8	1.9	51.3
Net change	53.0	16.3	14.2	83.5	47.0	22.8	20.9	(7.2)	83.5
Balance as of December 31, 2007	$508.1	$183.2	$109.1	$800.4	$382.5	$196.9	$197.9	$23.1	$800.4

Changes in assets under management during 2006 were as follows:

	Distribution Channel				Investment Service
	Institutional		Private		Value	Growth	Fixed	Index/
	Investment	Retail	Client	Total	Equity	Equity	Income	Structured	Total
	(in billions)

Balance as of January 1, 2006	$358.6	$145.1	$74.9	$578.6	$238.2	$146.2	$164.1	$30.1	$578.6
Long-term flows:
Sales/new accounts	53.8	44.3	14.4	112.5	54.8	33.9	22.8	1.0	112.5
Redemptions/terminations	(18.1)	(31.1)	(2.9)	(52.1)	(15.9)	(17.5)	(15.5)	(3.2)	(52.1)
Cash flow/unreinvested dividends	(8.4)	(1.1)	(3.1)	(12.6)	(7.4)	(2.6)	(0.5)	(2.1)	(12.6)
Net long-term inflows (outflows)	27.3	12.1	8.4	47.8	31.5	13.8	6.8	(4.3)	47.8
Acquisition	0.3	0.1	—	0.4	—	0.3	0.1	—	0.4
Transfers (1)	7.9	(9.1)	1.2	—	0.8	(0.8)	—	—	—
Market appreciation	61.0	18.7	10.4	90.1	65.0	14.6	6.0	4.5	90.1
Net change	96.5	21.8	20.0	138.3	97.3	27.9	12.9	0.2	138.3
Balance as of December 31, 2006	$455.1	$166.9	$94.9	$716.9	$335.5	$174.1	$177.0	$30.3	$716.9

(1)	Effective January 1, 2006, we transferred certain client accounts among distribution channels to reflect changes in the way we service these accounts.

Average assets under management by distribution channel and investment service were as follows:

	Years Ended December 31,			% Change
	2007	2006	2005	2007-06	2006-05
	(in billions)

Distribution Channel:
Institutional Investment	$491.1	$405.6	$325.9	21.1%	24.4%
Retail	180.5	150.8	146.7	19.7	2.8
Private Client	104.8	84.6	68.6	23.8	23.5
Total	$776.4	$641.0	$541.2	21.1	18.4

Investment Service:
Value Equity	$373.3	$281.1	$208.9	32.8%	34.6%
Growth Equity	186.0	160.2	128.4	16.1	24.8
Fixed Income	188.3	169.2	174.5	11.3	(3.1)
Index/Structured	28.8	30.5	29.4	(5.8)	3.8
Total	$776.4	$641.0	$541.2	21.1	18.4

Consolidated Results of Operations

	Years Ended December 31,			% Change
	2007	2006	2005	2007-06	2006-05
	(in millions, except per unit amounts)

Net revenues	$4,525.3	$3,950.4	$3,212.7	14.6%	23.0%
Expenses	3,152.8	2,786.9	2,314.3	13.1	20.4
Operating income	1,372.5	1,163.5	898.4	18.0	29.5
Non-operating income	15.8	20.2	34.5	(22.0)	(41.4)
Income before income taxes	1,388.3	1,183.7	932.9	17.3	26.9
Income taxes	127.9	75.1	64.6	70.4	16.2
Net income	$1,260.4	$1,108.6	$868.3	13.7	27.7
Diluted net income per unit	$4.77	$4.22	$3.35	13.0	26.0
Distributions per unit	$4.77	$4.42	$3.33	7.9	32.7
Operating margin(1)	30.3%	29.5%	28.0%

(1)	Operating income as a percentage of net revenues.

In 2007, net income increased $151.8 million, or 13.7%, to $1,260.4 million, and net income per unit increased $0.55, or 13.0%, to $4.77. The increase was due primarily to higher investment advisory and services fees revenues resulting from higher assets under management, partially offset by higher employee compensation and benefits expenses. Our operating margin expanded 0.8% to 30.3% in 2007, benefiting from the increase in our fee revenues and the moderation of our growth in expenses.

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

During the fourth quarter of 2006, we recorded a $56.0 million pre-tax charge in general and administrative expenses ($54.5 million, net of related income tax benefit) for the estimated cost of reimbursing certain clients for losses arising out of an error we made in processing claims for class action settlement proceeds on behalf of these clients, which include some AllianceBernstein-sponsored mutual funds. We believe that most of this cost will ultimately be recovered from residual settlement proceeds and insurance. Our fourth quarter 2006 cash distribution was declared by the Board of Directors prior to recognition of this adjustment. As a result, to the extent that all or a portion of the cost is recovered in subsequent periods, we do not intend to include recoveries in Available Cash Flow (as defined in the AllianceBernstein Partnership Agreement), and would not distribute those amounts to unitholders. During 2007, we recorded an additional $0.7 million expense related to this matter and paid $45.5 million to clients. As of December 31, 2007, we had $11.2 million remaining in accrued expenses.

Net Revenues

The following table summarizes the components of net revenues:

	Years Ended December 31,			% Change
	2007	2006	2005	2007-06	2006-05
	(in millions)

Investment advisory and services fees:
Institutional Investment:
Base fees	$1,416.0	$1,108.2	$821.3	27.8%	34.9%
Performance-based fees	65.6	113.0	73.1	(42.0)	54.7
	1,481.6	1,221.2	894.4	21.3	36.5

Retail:
Base fees	946.0	787.5	693.1	20.1	13.6
Performance-based fees	—	0.3	0.7	(96.0)	(56.8)
	946.0	787.8	693.8	20.1	13.6

Private Client:
Base fees	943.0	758.8	613.1	24.3	23.8
Performance-based fees	15.6	122.4	58.1	(87.3)	110.5
	958.6	881.2	671.2	8.8	31.3

Total:
Base fees	3,305.0	2,654.5	2,127.5	24.5	24.8
Performance-based fees	81.2	235.7	131.9	(65.6)	78.7
	3,386.2	2,890.2	2,259.4	17.2	27.9

Distribution revenues	473.4	421.0	397.8	12.4	5.8
Institutional research services	423.5	375.1	352.7	12.9	6.3
Dividend and interest income	284.0	266.5	152.8	6.6	74.4
Investment gains (losses)	29.7	62.2	29.1	(52.3)	114.0
Other revenues	122.9	123.2	116.8	(0.2)	5.5
Total revenues	4,719.7	4,138.2	3,308.6	14.1	25.1
Less: Interest expense	194.4	187.8	95.9	3.5	95.9
Net revenues	$4,525.3	$3,950.4	$3,212.7	14.6	23.0

Investment Advisory and Services Fees

Investment advisory and services fees, the largest component of our revenues, consist primarily of base fees. These fees are generally calculated as a percentage of the value of assets under management at a point in time, or as a percentage of the value of average assets under management for the applicable billing period, and vary with the type of investment service, the size of account, and the total amount of assets we manage for a particular client. Accordingly, fee income generally increases or decreases as assets under management increase or decrease and is therefore affected by market appreciation or depreciation, the addition of new client accounts or client contributions of additional assets to existing accounts, withdrawals of assets from and termination of client accounts, purchases and redemptions of mutual fund shares, and shifts of assets between accounts or products with different fee structures.

We sometimes charge our clients performance-based fees. In these situations, we charge a base advisory fee and are eligible to earn an additional performance-based fee or incentive allocation that is calculated as either a percentage of absolute investment results or a percentage of investment results in excess of a stated benchmark over a specified period of time. In addition, many performance-based fees include a high-watermark provision, which generally provides that if a client account underperforms relative to its performance target (whether absolute or relative to a specified benchmark), it must gain back such underperformance before we can collect future performance-based fees.  Therefore, if we do not exceed our performance target for a particular period, we will not earn a performance-based fee for that period and, for accounts with a high-watermark provision, we will impair our ability to earn future performance-based fees.  For example, for many of our hedge funds, performance in the fourth quarter of 2007 produced losses and was significantly below performance targets.   With approximately 70% of our hedge fund assets subject to high-watermarks, we ended 2007 with approximately 50% of our hedge fund AUM with high-watermarks of 10% or more. This will make it very difficult for us to earn performance-based fees in most of our hedge funds in 2008.

We are eligible to earn performance-based fees on approximately 16% of the assets we manage for institutional clients and approximately 8% of the assets we manage for private clients (in total, approximately 11% of our company-wide AUM).  Our performance-based fees in 2007 were $81.2 million, in 2006 were $235.7 million, and in 2005 were $131.9 million.  They are an increasingly important part of our business, in particular due to our hedge fund AUM. As the percentage of our AUM subject to performance-based fees grows, seasonality and volatility of revenue and earnings are likely to become more significant.

Institutional investment advisory and services fees increased 21.3% in 2007 as a result of an increase in average assets under management of 21.1%, and a more favorable fee mix, partially offset by a decrease in performance-based fees of $47.4 million. The favorable fee mix reflects increases in average assets under management in our global and international services of 40.4%, where base fee rates are generally higher than on domestic services. Institutional investments advisory and services fees increased 36.5% in 2006 as a result of an increase in average assets under management of 24.4%, a more favorable fee mix, and an increase in performance-based fees of $39.9 million. The favorable fee mix reflects increases in average assets under management in our global and international services of 55.5%.

Retail investment advisory and services fees increased 20.1% in 2007 due primarily to an increase of 19.7% in average assets under management. For 2006, these fees increased 13.6%, due primarily to an increase of 30.5% in global and international services average assets under management, partially offset by the disposition of our cash management services during the second quarter of 2005.

Private Client investment advisory and services fees increased 8.8% in 2007 as a result of higher base fees from a 15.0% increase in assets under management partially offset by a $106.8 million, or 87.3%, decrease in performance-based fees, earned largely from our hedge funds. Any recovery in performance-based fees in 2008 will be affected by the need to overcome high-watermarks in some of our hedge funds. Private Client investment advisory and services fees increased 31.3% in 2006 as a result of higher base fees from a 26.7% increase in assets under management and a $64.3 million, or 110.5%, increase in performance-based fees, earned largely from our hedge funds.

Distribution Revenues

AllianceBernstein Investments and AllianceBernstein Luxembourg (both wholly-owned subsidiaries of AllianceBernstein) act as distributor and/or placing agent of company-sponsored mutual funds and receive distribution services fees from certain of those funds as partial reimbursement of the distribution expenses they incur. Distribution revenues increased 12.4% in 2007, principally due to higher average mutual fund assets under management. Distribution revenues increased 5.8% in 2006, due primarily to higher non-U.S. and 529 Plan revenues, partially offset by lower U.S. revenues and the disposition of our cash management services during the second quarter of 2005.

Institutional Research Services

Institutional Research Services revenue consists principally of brokerage transaction charges received for providing independent research and brokerage-related services to institutional investors. Revenues from Institutional Research Services increased 12.9% for 2007 due to higher revenues from both European and U.S. operations, and increased revenues from hard dollar arrangements. Revenues from Institutional Research Services increased 6.3% in 2006 due to higher U.S. and Europe revenues. U.S. revenues were higher due to increased market volumes and higher market share, partly offset by lower pricing. Revenues in Europe were also higher due to increased market volumes and higher pricing.

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

Dividend and Interest Income and Interest Expense

Dividend and interest income consists of investment income, interest earned on United States Treasury Bills and interest earned on collateral given for securities borrowed from brokers and dealers. Interest expense includes interest accrued on cash balances in customers’ brokerage accounts and on collateral received for securities loaned.  Dividend and interest, net of interest expense, increased $10.9 million in 2007. The increase was due primarily to increased brokerage interest due to higher Treasury Bill balances and higher dividends from our deferred compensation investments. During the fourth quarter of 2007, we outsourced our hedge fund related prime brokerage operations, resulting in the elimination of a substantial portion of our stock borrow and stock loan activity.  As a result, interest earned and interest accrued for such activity will be lower in future years. Dividend and interest, net of interest expense, increased $21.8 million in 2006. The increase was due primarily to higher mutual fund dividends and increased stock borrowed income as a result of higher average customer credit balances and interest rates in 2006.

Investment Gains (Losses)

Investment gains (losses), consists primarily of realized and unrealized investment gains or losses on trading investments related to deferred compensation plan obligations and investments made in our consolidated venture capital fund, realized gains or losses on the sale of available-for-sale investments, and equity in earnings of investments in limited partnership hedge funds that we sponsor and manage.  Investment gains (losses) decreased $32.5 million in 2007, due primarily to lower mark-to-market gains on investments related to deferred compensation plan obligations in 2007 as compared to 2006 and equity losses in 2007 versus gains in 2006 from our investment in hedge funds, partially offset by mark-to-market gains on investments in our consolidated venture capital fund. Investment gains (losses) increased $33.1 million in 2006 due primarily to higher mark-to-market gains on investments related to deferred compensation plan obligations. The impact of these gains on our obligations to plan participants is amortized over the vesting period of the awards, or immediately for fully vested awards.

Other Revenues

Other revenues consist of fees earned for transfer agency services provided to company-sponsored mutual funds, fees earned for administration and recordkeeping services provided to company-sponsored mutual funds and the general accounts of AXA and its subsidiaries, and other miscellaneous revenues. Other revenues were essentially flat in 2007 as compared to 2006, and increased 5.5% in 2006, primarily due to higher brokerage income.

Expenses

The following table summarizes the components of expenses:

	Years Ended December 31,			% Change
	2007	2006	2005	2007-06	2006-05
	(in millions)

Employee compensation and benefits	$1,833.8	$1,547.6	$1,262.2	18.5%	22.6%
Promotion and servicing	683.1	612.2	621.9	11.6	(1.6)
General and administrative	591.2	583.3	384.4	1.4	51.8
Interest	24.0	23.1	25.1	3.7	(7.9)
Amortization of intangible assets	20.7	20.7	20.7	—	—
Total	$3,152.8	$2,786.9	$2,314.3	13.1	20.4

Employee Compensation and Benefits

We had 5,580 full-time employees as of December 31, 2007 compared to 4,914 in 2006 and 4,312 in 2005. Employee compensation and benefits, which represented approximately 58%, 56%, and 55% of total expenses in 2007, 2006, and 2005, respectively, includes base compensation, cash and deferred incentive compensation, commissions, fringe benefits, and other employment costs.

In 2007, base compensation, fringe benefits and other employment costs increased $105.8 million, or 19.6%, primarily as a result of increased headcount, annual merit increases, and higher fringe benefits reflecting increased compensation levels. Incentive compensation increased $97.5 million, or 15.2%, primarily as a result of the increase in full-time employees, higher annual bonus payments and higher deferred compensation expense. Commission expense increased $82.9 million, or 22.6%, reflecting higher sales volumes across all distribution channels.

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

Promotion and Servicing

Promotion and servicing expenses, which represented approximately 22%, 22%, and 27% of total expenses in 2007, 2006, and 2005, respectively, include distribution plan payments to financial intermediaries for distribution of company-sponsored mutual funds and cash management services products (in 2005), and amortization of deferred sales commissions paid to financial intermediaries for the sale of back-end load shares of company-sponsored mutual funds. See “Capital Resources and Liquidity” in this Item 7 and Notes 11 and 22 to AllianceBernstein’s consolidated financial statements in Item 8 for further discussion of deferred sales commissions and the disposition of cash management services. Also included in this expense category are costs related to travel and entertainment, advertising, promotional materials, and investment meetings and seminars for financial intermediaries that distribute company-sponsored mutual fund products.

Promotion and servicing expenses increased 11.6% in 2007 and decreased 1.6% in 2006. The increase in 2007 was primarily due to higher distribution payments, travel and entertainment, and transfer fees. The decrease in 2006 was primarily due to a $31.6 million decrease in amortization of deferred sales commissions as a result of lower sales of back-end load shares, partly offset by higher travel and entertainment and promotional materials costs.

General and Administrative

General and administrative expenses, which represented approximately 19%, 21%, and 17% of total expenses in 2007, 2006, and 2005, respectively, are costs related to operations, including technology, professional fees, occupancy, communications, minority interests in consolidated subsidiaries, and similar expenses. General and administrative expenses increased $7.9 million, or 1.4% in 2007, and increased $198.9 million, or 51.8% in 2006.

The increase in 2007 was primarily due to higher occupancy costs, technology costs, and minority interest expenses as a result of mark-to-market gains on investments in our consolidated venture capital fund. The impact of these higher costs was partly offset by a $56.0 million charge recorded in 2006 for the estimated cost of reimbursing certain clients for losses arising out of an error made in processing claims for class action settlement proceeds on behalf of these clients and lower legal costs.

The increase in 2006 was primarily due to the $56.0 million charge we recorded in 2006 for the estimated cost of reimbursing certain clients for losses arising out of an error we made in processing claims for class action settlement proceeds on behalf of these clients (see “Consolidated Results of Operations” in this Item 7 for a discussion of the charge), as well as higher occupancy and legal costs. Occupancy costs increased as a result of the expansion of certain private client offices in the U.S., increased office space in New York, and new office space in London and Hong Kong. Legal costs increased, reflecting our continued efforts to resolve outstanding litigation in 2006, and the fact that 2005 legal costs were substantially offset by an $18.3 million insurance recovery and a $5.1 million reimbursement of litigation expenses we received in connection with a securities law claim we brought on behalf of certain clients. Other increases in general and administrative expenses include higher market data services and data processing costs.

Interest on Borrowings

Interest on our borrowings for 2007 increased $0.9 million, or 3.7%. The increase in 2007 reflects higher short-term borrowing levels partly offset by lower interest rates. Interest on borrowings for 2006 decreased $2.0 million, or 7.9%. The decrease reflects the retirement of our Senior Notes in August 2006, partly offset by higher short-term borrowing levels in 2006.

Non-operating Income

Non-operating income consists of the gains from the disposition of our cash management services, Indian mutual funds, and South African joint venture interest in 2005, as well as contingent purchase price payments earned from the disposition of our cash management services. Non-operating income for 2007 decreased $4.4 million, or 22.0%. The 2007 decrease reflects the recognition of a $7.5 million gain during the second quarter of 2006 resulting from the expiration of a “clawback” provision related to the disposition of our cash management services, partly offset by lower contingent purchase price payments earned in 2007. Non-operating income for 2006 decreased $14.3 million, or 41.4%, due to gains on dispositions in 2005. See Note 22 to AllianceBernstein’s consolidated financial statements in Item 8 for information about these dispositions.

Income Taxes

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

The increase in taxes on income in 2007 reflects increased earnings and a higher effective tax rate reflecting higher earnings of our foreign subsidiaries (primarily in the U.K. and Japan). The increase in taxes on income in 2006 is primarily due to higher pre-tax earnings, partially offset by a lower effective tax rate.

Earlier this year, Congress proposed tax legislation that would cause certain partnerships whose partnership interests are traded in a public market and that derive income from investment adviser or asset management services to be taxed as corporations, thus subjecting their income to a higher level of income tax. In its current form, the proposed legislation would not affect AllianceBernstein, which is a private partnership. For additional information, see “Risk Factors” in Item 1A.

Capital Resources and Liquidity

The following table identifies selected items relating to capital resources and liquidity:

				% Change
	2007	2006	2005	2007- 06	2006 - 05
	(in millions, except per unit amounts)
As of December 31:
Partners’ capital	$4,541.2	$4,571.0	$4,302.7	(0.7)%	6.2%
Cash and cash equivalents	576.4	546.8	610.2	5.4	(10.4)

For the years ended December 31:
Cash flow from operations	1,291.4	1,103.9	452.1	17.0	144.2
Proceeds from sales (purchases) of investments, net	26.5	(42.0)	5.3	n/m	n/m
Capital expenditures	(137.5)	(97.1)	(72.6)	41.7	33.7
Distributions paid	(1,364.6)	(1,025.5)	(800.5)	33.1	28.1
Purchases of Holding Units	(50.9)	(22.3)	(33.3)	127.6	(32.8)
Issuance of Holding Units	—	47.2	—	(100.0)	n/m
Additional investments by Holding with proceeds from exercise of compensatory options to buy Holding Units	50.1	100.5	42.4	(50.2)	136.9
Issuance (repayment) of commercial paper, net	175.8	328.1	(0.2)	(46.4)	n/m
Repayment of long-term debt	—	(408.1)	—	(100.0)	n/m
Available Cash Flow	1,253.2	1,153.4	858.7	8.7	34.3

Cash and cash equivalents increased $29.6 million in 2007 and decreased $63.4 million in 2006. Cash inflows are primarily provided by operations, proceeds from sales of investments, the issuance of commercial paper, and additional investments by Holding using proceeds from exercises of compensatory options to buy Holding Units. Significant cash outflows include cash distributions paid to the General Partner and unitholders, capital expenditures, purchases of investments, and purchases of Holding Units to fund deferred compensation plans.

Contingent Deferred Sales Charge

Our mutual fund distribution system (the “System”) includes a multi-class share structure that permits our open-end mutual funds to offer investors various options for the purchase of mutual fund shares, including both front-end load shares and back-end load shares. For open-end U.S. Fund front-end load shares, AllianceBernstein Investments pays sales commissions to financial intermediaries distributing the funds from the front-end sales charge it receives from investors at the time of sale. For back-end load shares, AllianceBernstein Investments pays sales commissions to the financial intermediaries at the time of sale and also receives higher ongoing distribution services fees from the mutual funds. In addition, investors who redeem before the expiration of the minimum holding period (which ranges from one year to four years) pay a contingent deferred sales charge (“CDSC”) to AllianceBernstein Investments. We expect to recover deferred sales commissions over periods not exceeding five and one-half years. Payments of sales commissions made to financial intermediaries in connection with the sale of back-end load shares under the System, net of CDSC received of $31.1 million, $23.7 million, and $21.4 million, totaled approximately $84.1 million, $98.7 million, and $74.2 million during 2007, 2006, and 2005, respectively.

Debt and Credit Facilities

Total committed credit, debt outstanding, and weighted average interest rates as of December 31, 2007 and 2006 were as follows:

	December 31,
	2007			2006
	Committed Credit	Debt Outstanding	Interest Rate	Committed Credit	Debt Outstanding	Interest Rate
	(in millions)

Commercial paper(1)	$—	$533.9	4.3%	$—	$334.9	5.3%
Revolving credit facility(1)	1,000.0	—	—	800.0	—	—
Total	$1,000.0	$533.9	4.3	$800.0	$334.9	5.3

(1)
Our revolving credit facility supports our commercial paper program; amounts borrowed under the commercial paper  program reduce amounts available for other purposes under the revolving credit facility on a dollar-for-dollar basis.

In February 2006, we entered into an $800 million five-year revolving credit facility with a group of commercial banks and other lenders. The revolving credit facility is intended to provide back-up liquidity for our $800 million commercial paper program. Under the revolving credit facility, the interest rate, at our option, is a floating rate generally based upon a defined prime rate, a rate related to the London Interbank Offered Rate (“LIBOR”) or the Federal Funds rate. On November 2, 2007, we increased the revolving credit facility by $200 million to $1.0 billion. We also increased our commercial paper program by $200 million to $1.0 billion. The revolving credit facility contains covenants which, among other things, require us to meet certain financial ratios. We were in compliance with the covenants as of December 31, 2007. To supplement this revolving credit facility, in January 2008 we entered into a $100 million uncommitted line of credit with a major bank which expires in March 2008.

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

In 2006, SCB LLC entered into four separate uncommitted line of credit facility agreements with various banks, each for $100 million. During January and February of 2007, SCB LLC increased three of the agreements to $200 million each and entered into an additional agreement for $100 million with a new bank. As of December 31, 2007, no amounts were outstanding under these credit facilities.

In January 2008, SCB LLC entered into a $950 million three-year revolving credit facility with a group of commercial banks to fund its obligations resulting from engaging in certain securities trading and other customer activities. Under the revolving credit facility, the interest rate, at the option of SCB LLC, is a floating rate generally based upon a defined prime rate, a rate related to the LIBOR or the Federal Funds rate.

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

Guarantees

In February 2002, AllianceBernstein signed a $125 million agreement with a commercial bank, under which we guaranteed certain obligations in the ordinary course of business of SCBL. In the event SCBL is unable to meet its obligations in full when due, AllianceBernstein will pay the obligations within three days of being notified of SCBL’s failure to pay. This agreement is continuous and remains in effect until payment in full of any such obligation has been made by SCBL. During 2007, we were not required to perform under the agreement and as of December 31, 2007 had no liability outstanding in connection with the agreement.

In January 2008, AllianceBernstein and AXA executed guarantees in regard to the $950 million SCB LLC facility. In the event SCB LLC is unable to meet its obligations, AllianceBernstein or AXA will pay the obligations when due or on demand. AllianceBernstein will reimburse AXA to the extent AXA must pay on its guarantee. This agreement is continuous and remains in effect until the later of payment in full of any such obligation has been made or the maturity date.

Aggregate Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2007:

	Contractual Obligations
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in millions)

Commercial paper	$533.9	$533.9	$—	$—	$—
Operating leases, net of sublease commitments	2,329.5	113.8	226.2	232.0	1,757.5
Accrued compensation and benefits	438.9	273.5	95.7	36.2	33.5
Unrecognized tax liabilities	19.0	—	19.0	—	—
Total	$3,321.3	$921.2	$340.9	$268.2	$1,791.0

Accrued compensation and benefits amounts above exclude our accrued pension obligation. Any amounts reflected on the consolidated balance sheet as payables (to broker-dealers, brokerage clients, and company-sponsored mutual funds) and accounts payable and accrued expenses are excluded from the table above.

Certain of our deferred compensation plans provide for election by participants to have their deferred compensation awards invested notionally in Holding Units and in company-sponsored investment services. Since January 1, 2008, we have made purchases of mutual funds and hedge funds totaling $261.2 million to fund our future obligations resulting from participant elections with respect to 2007 awards. We also allocated Holding Units with an aggregate value of approximately $72.4 million within our deferred compensation trust to fund our future obligations that resulted from participant elections with respect to 2007 awards. To fund this allocation, we used $55.1 million of units existing in the trust and issued $17.3 million of new units.

We expect to make contributions to our qualified profit sharing plan of approximately $30.0 million in each of the next four years. We currently expect to contribute an estimated $3.5 million to our qualified, noncontributory, defined benefit plan during 2008.

Acquisitions

See Note 21 to AllianceBernstein’s consolidated financial statements in Item 8 for a discussion of our acquisition in 2006.

Dispositions

See Note 22 to AllianceBernstein’s consolidated financial statements in Item 8 for a discussion of dispositions in 2005.

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

Deferred Sales Commission Asset

Management tests the deferred sales commission asset for recoverability quarterly. Significant assumptions utilized to estimate the company’s future average assets under management and undiscounted future cash flows from back-end load shares include expected future market levels and redemption rates. Market assumptions are selected using a long-term view of expected average market returns based on historical returns of broad market indices. As of December 31, 2007, management used average market return assumptions of 5% for fixed income and 8% for equity to estimate annual market returns. Higher actual average market returns would increase undiscounted future cash flows, while lower actual average market returns would decrease undiscounted future cash flows. Future redemption rate assumptions, determined by reference to actual redemption experience over the five-year, three-year, and one-year periods ended December 31, 2007, and calculated as a percentage of the company’s average assets under management represented by back-end load shares, ranged from 21% to 25% for U.S. fund shares and 23% to 31% for non-U.S. fund shares. An increase in the actual rate of redemptions would decrease undiscounted future cash flows, while a decrease in the actual rate of redemptions would increase undiscounted future cash flows. These assumptions are reviewed and updated quarterly. Estimates of undiscounted future cash flows and the remaining life of the deferred sales commission asset are made from these assumptions and the aggregate undiscounted future cash flows are compared to the recorded value of the deferred sales commission asset. Management determined that the deferred sales commission asset was not impaired as of December 31, 2007. If management determines in the future that the deferred sales commission asset is not recoverable, an impairment condition would exist and a loss would be measured as the amount by which the recorded amount of the asset exceeds its estimated fair value. Estimated fair value is determined using management’s best estimate of future cash flows discounted to a present value amount.

Goodwill

As a result of the adoption of Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets”, goodwill is tested at least annually, as of September 30, for impairment. Significant assumptions are required in performing goodwill impairment tests. Such tests include determining whether the estimated fair value of AllianceBernstein, the reporting unit, exceeds its book value. There are several methods of estimating AllianceBernstein’s fair value, which includes valuation techniques such as market quotations and discounted expected cash flows. In developing estimated fair value using a discounted cash flow valuation technique, business growth rate assumptions are applied over the estimated life of the goodwill asset and the resulting expected cash flows are discounted to arrive at a present value amount that approximates fair value. These assumptions consider all material events that have impacted, or that we believe could potentially impact, future discounted expected cash flows. The impairment test indicated that goodwill was not impaired as of September 30, 2007. Management believes that goodwill was also not impaired as of December 31, 2007. However, future tests may be based upon different assumptions which may or may not result in an impairment of this asset. Any impairment could reduce materially the recorded amount of the goodwill asset with a corresponding charge to our earnings.

Intangible Assets

Acquired intangibles are recognized at fair value and amortized over their estimated useful lives of twenty years. Intangible assets are evaluated for impairment quarterly. A present value technique is applied to management’s best estimate of future cash flows to estimate the fair value of intangible assets. Estimated fair value is then compared to the recorded book value to determine whether an impairment is indicated. The estimates used include estimating attrition factors of customer accounts, asset growth rates, direct expenses and fee rates. We choose assumptions based on actual historical trends that may or may not occur in the future. Management believes that intangible assets were not impaired as of December 31, 2007. However, future tests may be based upon different assumptions which may or may not result in an impairment of this asset. Any impairment could reduce materially the recorded amount of intangible assets with a corresponding charge to our earnings.

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

In developing the expected long-term rate of return on plan assets of 8.0%, we considered the historical returns and future expectations for returns for each asset category, as well as the target asset allocation of the portfolio. The expected long-term rate of return on assets is based on weighted average expected returns for each asset class. We assumed a target allocation weighting of 50% to 70% for equity securities, 20% to 40% for debt securities, and 0% to 10% for real estate investment trusts. Exposure of the total portfolio to cash equivalents on average should not exceed 5% of the portfolio’s value on a market value basis. The plan seeks to provide a rate of return that exceeds applicable benchmarks over rolling five-year periods. The benchmark for the plan’s large cap domestic equity investment strategy is the S&P 500 Index; the small cap domestic equity investment strategy is measured against the Russell 2000 Index; the international equity investment strategy is measured against the MSCI EAFE Index; and the fixed income investment strategy is measured against the Lehman Brothers Aggregate Bond Index. The actual rate of return on plan assets was 4.1%, 9.0%, and 13.7% in 2007, 2006, and 2005, respectively. A 25 basis point adjustment, up or down, in the expected long-term rate of return on plan assets would have decreased or increased the 2007 net pension charge of $3.7 million by approximately $0.1 million.

The objective of our discount rate assumption was to reflect the rate at which the pension benefits could be effectively settled. In making this determination, we took into account the timing and amount of benefits that would be available under the plan’s lump sum option. To that effect, our methodology for selecting the discount rate as of December 31, 2007 was to match the plan’s cash flows to that of a yield curve that provides the equivalent yields on zero-coupon corporate bonds for each maturity. Benefit cash flows due in a particular year can be “settled” theoretically by “investing” them in the zero-coupon bond that matures in the same year. The discount rate is the single rate that produces the same present value of cash flows. The selection of the 6.55% discount rate as of December 31, 2007 represents the approximate mid-point (to the nearest five basis points) of the single rates determined under two independently constructed yield curves, one of which, prepared by Mercer Human Resources, produced a rate of 6.58%; the other, prepared by Citigroup, produced a rate of 6.48%. The discount rate as of December 31, 2006 was 5.90%, which was used in developing the 2007 net pension charge. A lower discount rate increases pension expense and the present value of benefit obligations. A 25 basis point adjustment, up or down, in the discount rate (along with a corresponding adjustment in the assumed lump sum interest rate) would have decreased or increased the 2007 net pension charge of $3.7 million by approximately $0.5 million.

Loss Contingencies

Management continuously reviews with legal counsel the status of regulatory matters and pending or threatened litigation. We evaluate the likelihood that a loss contingency exists in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies”, which requires a loss contingency to be recorded if it is probable and reasonably estimable as of the date of the financial statements. See Note 11 to AllianceBernstein’s consolidated financial statements in Item 8.

Accounting Pronouncements

See Note 23 to AllianceBernstein’s consolidated financial statements in Item 8.

Cautions Regarding Forward-Looking Statements

Certain statements provided by management in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks, uncertainties, and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. The most significant of these factors include, but are not limited to, the following: the performance of financial markets, the investment performance of sponsored investment products and separately managed accounts, general economic conditions, future acquisitions, competitive conditions, and government regulations, including changes in tax regulations and rates and the manner in which the earnings of publicly traded partnerships are taxed. We caution readers to carefully consider such factors. Further, such forward-looking statements speak only as of the date on which such statements are made; we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. For further information regarding these forward-looking statements and the factors that could cause actual results to differ, see “Risk Factors” in Item 1A. Any or all of the forward-looking statements that we make in this Form 10-K or any other public statements we issue may turn out to be wrong. It is important to remember that other factors besides those listed in “Risk Factors” and those listed below could also adversely affect our revenues, financial condition, results of operations, and business prospects.

The forward-looking statements referred to in the preceding paragraph include statements regarding:

•
our belief that financial market turmoil in the second half of 2007 and thus far in 2008 has created opportunities for our hedge funds to provide strong returns for our clients in the future: The actual performance of the capital markets and other factors beyond our control will affect our investment success for clients and asset inflows. In addition, for many of our hedge funds, performance in the fourth quarter of 2007 produced losses and was significantly below performance targets; this will make it very difficult for us to earn performance-based fees in 2008.

•
our institutional pipeline including approximately $6 billion in services which are expected to become operational in the first quarter of 2008:  Before they are funded, institutional mandates do not represent legally binding commitments to fund and, accordingly, the possibility exists that not all mandates will be funded in the amounts and at the times we currently anticipate.

•
our intention to proceed with initiatives in 2008 to provide new and different ways to improve results for our clients: Some or all of our initiatives may not be realized due to management’s subsequent determination that other activities are a better use of company resources and/or unanticipated changes in global regulatory and economic environments.

•
the effect on future earnings of the disposition of our cash management services to Federated Investors, Inc.: The effect of this disposition on future earnings, resulting from contingent payments to be received in future periods, will depend on the amount of net revenue earned by Federated Investors, Inc. during these periods on assets under management maintained in Federated’s funds by our former cash management clients. The amount of gain ultimately realized from this disposition depends on whether we receive a final contingent payment payable on the fifth anniversary of the closing of the transaction (see Note 22 to AllianceBernstein’s consolidated financial statements in Item 8).

•
our estimate of what it will cost us to reimburse certain of our clients for losses arising out of an error we made in processing class action claims, and our ability to recover most of this cost: Our estimate of the cost to reimburse clients is based on our review to date; as we continue our review, our estimate and the ultimate cost we incur may change. Our ability to recover most of the cost of the error depends, in part, on the availability of funds from the related class-action settlement funds, the amount of which is not known, and the willingness of our insurers to reimburse us under existing policies.

•
the outcome of litigation: Litigation is inherently unpredictable, and excessive damage awards do occur. Though we have stated that we do not expect certain legal proceedings to have a material adverse effect on our results of operations or financial condition, any settlement or judgment with respect to a legal proceeding could be significant, and could have a material adverse effect on our results of operations or financial condition.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Market Risk, Risk Management and Derivative Financial Instruments

AllianceBernstein’s investments consist of trading and available-for-sale investments, and other investments. Trading and available-for-sale investments, include United States Treasury Bills and equity and fixed income mutual funds investments. Trading investments are purchased for short-term investment, principally to fund liabilities related to deferred compensation plans. Although available-for-sale investments, are purchased for long-term investment, the portfolio strategy considers them available-for-sale from time to time due to changes in market interest rates, equity prices and other relevant factors. Other investments include investments in hedge funds sponsored by AllianceBernstein and other private investment vehicles.

Trading and Non-Trading Market Risk Sensitive Instruments

Investments with Interest Rate Risk—Fair Value

The table below provides our potential exposure with respect to our fixed income investments, measured in terms of fair value, to an immediate 100 basis point increase in interest rates at all maturities from the levels prevailing as of December 31, 2007 and 2006. Such a fluctuation in interest rates is a hypothetical rate scenario used to calibrate potential risk and does not represent our view of future market changes. While these fair value measurements provide a representation of interest rate sensitivity of our investments in fixed income mutual funds and fixed income hedge funds, they are based on our exposures at a particular point in time and may not be representative of future market results. These exposures will change as a result of ongoing changes in investments in response to our assessment of changing market conditions and available investment opportunities:

	As of December 31,
	2007		2006
		Effect of +100		Effect of +100
		Basis Point		Basis Point
	Fair Value	Change	Fair Value	Change
	(in thousands)
Fixed Income Investments:
Trading	$106,152	$(5,117)	$31,669	$(1,435)
Available-for-sale and other investments	28,368	(1,367)	31,957	(1,448)

Investments with Equity Price Risk—Fair Value

Our investments also include investments in equity mutual funds and equity hedge funds. The following table provides our potential exposure with respect to our equity investments, measured in terms of fair value, to an immediate 10% drop in equity prices from those prevailing as of December 31, 2007 and 2006. A 10% decrease in equity prices is a hypothetical scenario used to calibrate potential risk and does not represent our view of future market changes. While these fair value measurements provide a representation of equity price sensitivity of our investments in equity mutual funds and equity hedge funds, they are based on our exposures at a particular point in time and may not be representative of future market results. These exposures will change as a result of ongoing portfolio activities in response to our assessment of changing market conditions and available investment opportunities:

	As of December 31,
	2007		2006
		Effect of -10%		Effect of -10%
		Equity Price		Equity Price
	Fair Value	Change	Fair Value	Change
	(in thousands)
Equity Investments:
Trading	$466,085	$(46,609)	$432,133	$(43,213)
Available-for-sale and other investments	314,476	(31,448)	251,844	(25,184)

Item 8.	Financial Statements and Supplementary Data

ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES

Consolidated Statements of Financial Condition

	December 31,
	2007	2006
	(in thousands, except unit amounts)
ASSETS
Cash and cash equivalents	$576,416	$546,777
Cash and securities segregated, at market (cost $2,366,925 and $2,009,014)	2,370,019	2,009,838
Receivables, net:
Brokers and dealers	493,873	2,445,552
Brokerage clients	410,074	485,446
Fees, net	729,636	557,280
Investments	620,275	543,653
Furniture, equipment and leasehold improvements, net	367,279	288,575
Goodwill, net	2,893,029	2,893,029
Intangible assets, net	264,209	284,925
Deferred sales commissions, net	183,571	194,950
Other investments	294,806	203,950
Other assets	165,567	147,130
Total assets	$9,368,754	$10,601,105

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Payables:
Brokers and dealers	$161,387	$661,790
Brokerage clients	2,728,271	3,988,032
AllianceBernstein mutual funds	408,185	266,849
Accounts payable and accrued expenses	389,300	333,007
Accrued compensation and benefits	458,861	392,014
Debt	533,872	334,901
Minority interests in consolidated subsidiaries	147,652	53,515
Total liabilities	4,827,528	6,030,108
Commitments and contingencies (See Note 11)
Partners’ capital:
General Partner	45,932	46,416
Limited partners: 260,341,992 and 259,062,014 units issued and outstanding	4,526,126	4,584,200
	4,572,058	4,630,616
Capital contributions receivable from General Partner	(26,436)	(29,590)
Deferred compensation expense	(57,501)	(63,196)
Accumulated other comprehensive income	53,105	33,167
Total partners’ capital	4,541,226	4,570,997
Total liabilities and partners’ capital	$9,368,754	$10,601,105

See Accompanying Notes to Consolidated Financial Statements.

ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES

Consolidated Statements of Income

	Years Ended December 31,
	2007	2006	2005
	(in thousands, except per unit amounts)

Revenues:
Investment advisory and services fees	$3,386,188	$2,890,229	$2,259,392
Distribution revenues	473,435	421,045	397,800
Institutional research services	423,553	375,075	352,757
Dividend and interest income	284,014	266,520	152,781
Investment gains (losses)	29,690	62,200	29,070
Other revenues	122,869	123,171	116,788
Total revenues	4,719,749	4,138,240	3,308,588
Less: Interest expense	194,432	187,833	95,863
Net revenues	4,525,317	3,950,407	3,212,725

Expenses:
Employee compensation and benefits	1,833,796	1,547,627	1,262,198
Promotion and servicing:
Distribution plan payments	335,132	292,886	291,953
Amortization of deferred sales commissions	95,481	100,370	131,979
Other	252,468	218,944	198,004
General and administrative	591,221	583,296	384,339
Interest on borrowings	23,970	23,124	25,109
Amortization of intangible assets	20,716	20,710	20,700
	3,152,784	2,786,957	2,314,282

Operating income	1,372,533	1,163,450	898,443

Non-operating income	15,756	20,196	34,446

Income before income taxes	1,388,289	1,183,646	932,889

Income taxes	127,845	75,045	64,571

Net income	$1,260,444	$1,108,601	$868,318

Net income per unit:
Basic	$4.80	$4.26	$3.37
Diluted	$4.77	$4.22	$3.35

See Accompanying Notes to Consolidated Financial Statements.

ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES

Consolidated Statements of Changes in Partners’ Capital and Comprehensive Income

	General Partner’s Capital	Limited Partners’ Capital	Capital Contributions Receivable	Deferred Compensation Expense	Accumulated Other Comprehensive Income	Total Partners’ Capital
	(in thousands, except per unit amounts)

Balance as of December 31, 2004	$42,917	$4,220,753	$(33,053)	$(89,019)	$42,100	$4,183,698
Comprehensive income (loss):
Net income	8,683	859,635	—	—	—	868,318
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on investments	—	—	—	—	1,985	1,985
Foreign currency translation adjustment	—	—	—	—	(20,013)	(20,013)
Comprehensive income (loss)	8,683	859,635	—	—	(18,028)	850,290
Cash distributions to General Partner and unitholders ($3.11 per unit)	(8,005)	(792,504)	—	—	—	(800,509)
Capital contributions from General Partner	—	—	4,191	—	—	4,191
Purchases of Holding Units to fund deferred compensation plans, net	16	(733)	—	(32,536)	—	(33,253)
Compensatory Holding Unit options expense	—	2,192	—	—	—	2,192
Amortization of deferred compensation awards	—	—	—	53,660	—	53,660
Compensation plan accrual	29	2,884	(2,913)	—	—	—
Additional investment by Holding with proceeds from exercise of compensatory options to buy Holding Units	425	41,980	—	—	—	42,405
Balance as of December 31, 2005	44,065	4,334,207	(31,775)	(67,895)	24,072	4,302,674
Comprehensive income:
Net income	11,086	1,097,515	—	—	—	1,108,601
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on investments	—	—	—	—	5,198	5,198
Foreign currency translation adjustment	—	—	—	—	10,821	10,821
Comprehensive income	11,086	1,097,515	—	—	16,019	1,124,620
Adjustment to initially apply FASB Statement No. 158, net	—	—	—	—	(6,924)	(6,924)
Cash distributions to General Partner and unitholders ($3.94 per unit)	(10,255)	(1,015,206)	—	—	—	(1,025,461)
Capital contributions from General Partner	—	—	4,303	—	—	4,303
Purchases of Holding Units to fund deferred compensation plans, net	23	16,734	—	(39,102)	—	(22,345)
Additional investment by Holding through issuance of Holding Units in exchange for cash awards made under the Partners Compensation Plan	471	46,690	—	—	—	47,161
Compensatory Holding Unit options expense	—	2,699	—	—	—	2,699
Amortization of deferred compensation awards	—	—	—	43,801	—	43,801
Compensation plan accrual	21	2,097	(2,118)	—	—	—
Additional investment by Holding with proceeds from exercise of compensatory options to buy Holding Units	1,005	99,464	—	—	—	100,469
Balance as of December 31, 2006	46,416	4,584,200	(29,590)	(63,196)	33,167	4,570,997
Comprehensive income:
Net income	12,605	1,247,839	—	—	—	1,260,444
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on investments	—	—	—	—	(8,859)	(8,859)
Foreign currency translation adjustment	—	—	—	—	18,757	18,757
Changes in retirement plan related items	—	—	—	—	10,040	10,040
Comprehensive income	12,605	1,247,839	—	—	19,938	1,280,382
Cash distributions to General Partner and unitholders ($5.20 per unit)	(13,646)	(1,350,965)	—	—	—	(1,364,611)
Capital contributions from General Partner	—	—	4,854	—	—	4,854
Purchases of Holding Units to fund deferred compensation plans, net	35	(12,566)	—	(38,322)	—	(50,853)
Compensatory Holding Unit options expense	—	5,947	—	—	—	5,947
Amortization of deferred compensation awards	—	—	—	44,017	—	44,017
Compensation plan accrual	17	1,683	(1,700)	—	—	—
Impact of initial adoption of FIN 48	4	438	—	—	—	442
Additional investment by Holding with proceeds from exercise of compensatory options to buy Holding Units	501	49,550	—	—	—	50,051
Balance as of December 31, 2007	$45,932	$4,526,126	$(26,436)	$(57,501)	$53,105	$4,541,226
See Accompanying Notes to Consolidated Financial Statements.

ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2007	2006	2005
	(in thousands)
Cash flows from operating activities:
Net income	$1,260,444	$1,108,601	$868,318
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred sales commissions	95,481	100,370	131,979
Amortization of non-cash deferred compensation	49,815	46,500	55,852
Depreciation and other amortization	102,394	72,445	67,980
Other, net	31,484	(19,898)	(14,774)
Changes in assets and liabilities:
(Increase) in segregated cash and securities	(360,181)	(245,077)	(239,934)
Decrease (increase) in receivable from brokers and dealers	1,955,260	(324,640)	(605,389)
Decrease (increase) in receivable from brokerage clients	77,052	(31,974)	(90,453)
(Increase) in fees receivable, net	(161,174)	(135,821)	(65,861)
(Increase) in trading investments	(144,443)	(125,121)	(135,121)
(Increase) in deferred sales commissions	(84,101)	(98,679)	(74,161)
(Increase) in other investments	(67,466)	(115,317)	(23,045)
(Increase) in other assets	(14,648)	(9,638)	(27,645)
(Decrease) increase in payable to brokers and dealers	(500,869)	(422,492)	279,926
(Decrease) increase in payable to brokerage clients	(1,266,050)	1,035,367	268,608
Increase in payable to AllianceBernstein mutual funds	141,336	126,236	14,966
Increase in accounts payable and accrued expenses	25,370	41,290	15,225
Increase in accrued compensation and benefits	75,477	69,330	33,512
Increase (decrease) in minority interests in consolidated subsidiaries	76,249	32,454	(7,883)
Net cash provided by operating activities	1,291,430	1,103,936	452,100

Cash flows from investing activities:
Purchases of investments	(25,932)	(54,803)	(7,380)
Proceeds from sales of investments	52,393	12,812	12,717
Additions to furniture, equipment and leasehold improvements	(137,547)	(97,073)	(72,586)
Purchase of business, net of cash acquired	—	(16,086)	—
Net cash used in investing activities	(111,086)	(155,150)	(67,249)

Cash flows from financing activities:
Issuance (repayment) of commercial paper, net	175,750	328,119	(150)
Repayment of long-term debt	—	(408,149)	—
Increase (decrease) in overdrafts payable	23,321	(1,575)	(184)
Cash distributions to General Partner and unitholders	(1,364,611)	(1,025,461)	(800,509)
Capital contributions from General Partner	4,854	4,303	4,191
Additional investment by Holding with proceeds from exercise of compensatory options to buy Holding Units	50,051	100,469	42,405
Purchases of Holding Units to fund deferred compensation plans, net	(50,853)	(22,345)	(33,253)
Net cash used in financing activities	(1,161,488)	(1,024,639)	(787,500)
Effect of exchange rate changes on cash and cash equivalents	10,783	12,414	(12,872)
Net increase (decrease) in cash and cash equivalents	29,639	(63,439)	(415,521)
Cash and cash equivalents as of beginning of the period	546,777	610,216	1,025,737
Cash and cash equivalents as of end of the period	$576,416	$546,777	$610,216
Cash paid:
Interest	$218,398	$229,009	$122,152
Income taxes	87,329	59,704	56,521
Non-cash financing activities:
Additional investment by Holding through issuance of Holding Units in exchange for cash awards made under the Partners Compensation Plan	—	47,161	—

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

1.	Business Description and Organization

AllianceBernstein provides research, diversified investment management, and related services globally to a broad range of clients. Its principal services include:

•
Institutional Investment Services - servicing institutional investors, including unaffiliated corporate and public employee pension funds, endowment funds, domestic and foreign institutions and governments, and affiliates such as AXA and certain of its insurance company subsidiaries, by means of separately managed accounts, sub-advisory relationships, structured products, collective investment trusts, mutual funds, hedge funds, and other investment vehicles.

•
Retail Services - servicing individual investors, primarily by means of retail mutual funds sponsored by AllianceBernstein or an affiliated company, sub-advisory relationships in respect of mutual funds sponsored by third parties, separately managed account programs sponsored by financial intermediaries worldwide, and other investment vehicles.

•
Private Client Services - servicing high-net-worth individuals, trusts and estates, charitable foundations, partnerships, private and family corporations, and other entities, by means of separately managed accounts, hedge funds, mutual funds, and other investment vehicles.

•	Institutional Research Services - servicing institutional investors seeking independent research, portfolio strategy, and brokerage-related services.

We also provide distribution, shareholder servicing, and administrative services to the mutual funds we sponsor.

We provide a broad range of services with expertise in:

•	Value equities, generally targeting stocks that are out of favor and that may trade at bargain prices;

•	Growth equities, generally targeting stocks with under-appreciated growth potential;

•	Fixed income securities, including both taxable and tax-exempt securities;

•	Blend strategies, combining style-pure investment components with systematic rebalancing;

•	Passive management, including both index and enhanced index strategies;

•	Alternative investments, such as hedge funds, currency management, and venture capital; and

•	Asset allocation, by which we offer specifically-tailored investment solutions for our clients (e.g., customized target date fund retirement services for institutional defined contribution clients).

We manage these services using various investment disciplines, including market capitalization (e.g., large-, mid-and small-cap equities), term (e.g., long-, intermediate-, and short-duration debt securities), and geographic location (e.g., U.S., international, global, and emerging markets), as well as local and regional disciplines in major markets around the world.

Our independent research is the foundation of our business. Our research disciplines include fundamental research, quantitative research, economic research, and currency forecasting capabilities. In addition, we have created several specialized research units, including one unit that examines global strategic changes that can affect multiple industries and geographies, and another dedicated to identifying potentially successful innovations within early-stage companies.

As of December 31, 2007, AXA, a société anonyme organized under the laws of France and the holding company for an international group of insurance and related financial services companies, AXA Financial, Inc. (an indirect wholly-owned subsidiary of AXA, “AXA Financial”), AXA Equitable Life Insurance Company (a wholly-owned subsidiary of AXA Financial, “AXA Equitable”), and certain subsidiaries of AXA Financial, collectively referred to as “AXA and its subsidiaries”, owned approximately 1.7% of the issued and outstanding units representing assignments of beneficial ownership of limited partnership interests in Holding (“Holding Units”).

As of December 31, 2007, the ownership structure of AllianceBernstein, as a percentage of general and limited partnership interests, was as follows:

AXA and its subsidiaries	62.6%
Holding	33.1
SCB Partners Inc. (a wholly-owned subsidiary of SCB Inc.; formerly known as Sanford C. Bernstein Inc.)	3.1
Other	1.2
100.0%

AllianceBernstein Corporation (an indirect wholly-owned subsidiary of AXA, “General Partner”) is the general partner of both Holding and AllianceBernstein. AllianceBernstein Corporation owns 100,000 general partnership units in Holding and a 1% general partnership interest in AllianceBernstein. Including the general partnership interests in AllianceBernstein and Holding, and their equity interest in Holding, as of December 31, 2007, AXA and its subsidiaries had an approximate 63.2% economic interest in AllianceBernstein.

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

Variable Interest Entities

In accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (revised December 2003) (“FIN 46-R”), “Consolidation of Variable Interest Entities”, management reviews quarterly its management agreements and its investments in, and other financial arrangements with, certain entities that hold client assets under management to determine the entities that the company is required to consolidate under FIN 46-R. These include certain mutual fund products, hedge funds, structured products, group trusts, collective investment trusts, and limited partnerships.

We earn investment management fees on client assets under management of these entities, but we derive no other benefit from these assets and cannot use them in our operations.

As of December 31, 2007, we have significant variable interests in certain structured products and hedge funds with approximately $180.3 million in client assets under management. However, these variable interest entities do not require consolidation because management has determined that we are not the primary beneficiary of the expected losses or expected residual returns of these entities. Our maximum exposure to loss in these entities is limited to our investment of $0.2 million in these entities.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, demand deposits, money market accounts, overnight commercial paper, and highly liquid investments with actual maturities of three months or less. Due to the short-term nature of these instruments, the recorded value has been determined to approximate fair value.

Fees Receivable, Net

Fees receivable are shown net of allowances. An allowance for doubtful accounts related to investment advisory and services fees is determined through an analysis of the aging of receivables, assessments of collectibility based on historical trends and other qualitative and quantitative factors, including the following: our relationship with the client, the financial health (or ability to pay) of the client, current economic conditions, and whether the account is closed or active.

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

Investments

Investments, principally investments in United States Treasury Bills and unconsolidated company-sponsored mutual funds, are classified as either trading or available-for-sale securities. The trading investments are stated at fair value, based on quoted market prices, with unrealized gains and losses reported in net income. Available-for-sale investments are stated at fair value, based on quoted market prices, with unrealized gains and losses reported as a separate component of accumulated other comprehensive income in partners’ capital. Realized gains and losses on the sale of investments are included in income in the current period. The specific identified cost method is used to determine the realized gain or loss on investments sold.

The valuation of non-public private equity investments, held by a consolidated venture capital fund we sponsor, requires significant management judgment due to the absence of quoted market prices, inherent lack of liquidity, and the long-term nature of such investments.  Private equity investments are valued initially based on transaction price.  The carrying values of private equity investments are adjusted either up or down from the transaction price to reflect expected exit values as evidenced by financing and sale transactions with third parties, or when determination of a valuation adjustment is confirmed through our ongoing review in accordance with our valuation policies and procedures.  A variety of factors are reviewed and monitored to assess positive and negative changes in valuation including current operating performance and future expectations of the investment, industry valuations of comparable public companies, changes in market outlook, and the third party financing environment over time.  In determining valuation adjustments resulting from the investment review process, emphasis is placed on current company performance and market conditions.  These investments are included in other investments on the consolidated statements of financial condition and are stated at fair value with unrealized gains and losses reported in investment gains and losses on the consolidated statements of income.

The equity method of accounting is used for unconsolidated joint ventures and, in accordance with Emerging Issues Task Force D-46, “Accounting for Limited Partnership Investments”, for investments made in limited partnership hedge funds that we sponsor and manage. These investments are included in other investments on the consolidated statements of financial position. Our equity in earnings of the unconsolidated joint ventures are included in other revenues, and our equity in earnings related to our limited partnership hedge fund investments are included in investment gains and losses on the consolidated statements of income.

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

Goodwill, Net

On October 2, 2000, AllianceBernstein acquired the business and assets of SCB Inc., an investment research and management company formerly known as Sanford C. Bernstein Inc. (“Bernstein”), and assumed the liabilities of Bernstein (“Bernstein Transaction”). The purchase price consisted of a cash payment of approximately $1.5 billion and 40.8 million newly-issued units of limited partnership interest in AllianceBernstein (“AllianceBernstein Units”).

The Bernstein Transaction was accounted for under the purchase method and the cost of the acquisition was allocated on the basis of the estimated fair value of the assets acquired and the liabilities assumed. The excess of the purchase price over the fair value of identifiable assets acquired resulted in the recognition of goodwill of approximately $3.0 billion.

In accordance with Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets”, we test goodwill at least annually, as of September 30, for impairment. As of September 30, 2007, the impairment test indicated that goodwill was not impaired. Also, as of December 31, 2007, management believes that goodwill was not impaired.

Intangible Assets, Net

Intangible assets consist primarily of costs assigned to investment management contracts of SCB Inc., less accumulated amortization. Intangible assets are being amortized over the estimated useful life of approximately 20 years. The gross carrying amount of intangible assets subject to amortization totaled $414.3 million as of December 31, 2007 and 2006, and accumulated amortization was $150.1 million as of December 31, 2007 and $129.4 million as of December 31, 2006, resulting in the net carrying amount of intangible assets subject to amortization of $264.2 million as of December 31, 2007 and $284.9 million as of December 31, 2006. Amortization expense was $20.7 million for each of the years ended December 31, 2007, 2006, and 2005, and estimated amortization expense for each of the next five years is approximately $20.7 million. Management tests intangible assets for impairment quarterly. Management believes that intangible assets were not impaired as of December 31, 2007.

Deferred Sales Commissions, Net

We pay commissions to financial intermediaries in connection with the sale of shares of open-end company-sponsored mutual funds sold without a front-end sales charge (“back-end load shares”). These commissions are capitalized as deferred sales commissions and amortized over periods not exceeding five and one-half years for U.S. fund shares and four years for non-U.S. fund shares, the periods of time during which deferred sales commissions are generally recovered. We recover these commissions from distribution services fees received from those funds and from contingent deferred sales commissions (“CDSC”) received from shareholders of those funds upon the redemption of their shares. CDSC cash recoveries are recorded as reductions of unamortized deferred sales commissions when received. Management tests the deferred sales commission asset for recoverability quarterly and determined that the balance as of December 31, 2007 was not impaired.

Loss Contingencies – Legal Proceedings

With respect to all significant litigation matters, we consider the likelihood of a negative outcome. If we determine the likelihood of a negative outcome is probable, and the amount of the loss can be reasonably estimated, we record an estimated loss for the expected outcome of the litigation as required by Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies”, and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss - an interpretation of FASB Statement No. 5”. If the likelihood of a negative outcome is reasonably possible and we are able to determine an estimate of the possible loss or range of loss, we disclose that fact together with the estimate of the possible loss or range of loss. However, it is difficult to predict the outcome or estimate a possible loss or range of loss because litigation is subject to inherent uncertainties, particularly when plaintiffs allege substantial or indeterminate damages, or when the litigation is highly complex or broad in scope.

Revenue Recognition

Investment advisory and services base fees, generally calculated as a percentage of assets under management, are recorded as revenue as the related services are performed. Certain investment advisory contracts, including those with hedge funds, provide for a performance-based fee, in addition to or in lieu of a base fee, which is calculated as either a percentage of absolute investment results or a percentage of investment results in excess of a stated benchmark over a specified period of time. Performance-based fees are recorded as revenue at the end of each measurement period (generally year-end).

Institutional research services revenue consists of brokerage transaction charges received by SCB LLC and SCBL for in-depth research and brokerage-related services provided to institutional investors. Brokerage transaction charges earned and related expenses are recorded on a trade date basis. Distribution revenues, shareholder servicing fees, and interest income are accrued as earned.

Mutual Fund Underwriting Activities

Purchases and sales of shares of company-sponsored mutual funds in connection with the underwriting activities of our subsidiaries, including related commission income, are recorded on trade date. Receivables from brokers and dealers for sale of shares of company-sponsored mutual funds are generally realized within three business days from trade date, in conjunction with the settlement of the related payables to company-sponsored mutual funds for share purchases. Distribution plan and other promotion and servicing payments are recognized as an expense when incurred.

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

Compensation expense for awards under the plans, including changes in participant account balances resulting from gains and losses on notional investments (other than in Holding Units), is recognized on a straight-line basis over the applicable vesting periods. Mark-to-market gains or losses on notional investments (other than in Holding Units) are recognized currently as investment gains (losses) in the consolidated statements of income. In addition, our equity in the earnings of investments in limited partnership hedge funds is recognized currently as investment gains (losses) in the consolidated statements of income.

Compensatory Option Plans

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS No. 123-R”), “Share Based Payment”. SFAS No. 123-R requires that compensation cost related to share-based payments, based on the fair value of the equity instruments issued, be recognized in financial statements. SFAS No. 123-R supersedes Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees”, and its related implementation guidance. We adopted SFAS No. 123-R effective January 1, 2006 utilizing the modified prospective method. Prior period amounts have not been restated.

Prior to January 1, 2006, we utilized the fair value method of recording compensation expense (including a straight-line amortization policy), related to compensatory option awards of Holding Units granted subsequent to 2001, as permitted by Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation”, as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”. Under the fair value method, compensation expense is measured at the grant date based on the estimated fair value of the award (determined using the Black-Scholes option valuation model) and is recognized over the vesting period.

For compensatory option awards granted prior to 2002, we applied the provisions of APB No. 25, under which compensation expense is recognized only if the market value of the underlying Holding Units exceeds the exercise price at the date of grant. We did not record compensation expense for compensatory option awards made prior to 2002 because those options were granted with exercise prices equal to the market value of the underlying Holding Units on the date of grant. Had we recorded compensation expense for those options based on their fair value at grant date under SFAS No. 123, net income for the year ended December 31, 2005 would have been reduced to the pro forma amounts indicated below (in thousands, except per unit amounts):

SFAS No. 123 pro forma net income:
Net income as reported	$868,318
Add: stock-based compensation expense included in net income, net of tax	2,040
Deduct: total stock-based compensation expense determined under fair value method for all awards, net of tax	(3,918)
SFAS No. 123 pro forma net income	$866,440
Net income per unit:
Basic net income per unit as reported	$3.37
Basic net income per unit pro forma	$3.37
Diluted net income per unit as reported	$3.35
Diluted net income per unit pro forma	$3.34

Foreign Currency Translation

Assets and liabilities of foreign subsidiaries are translated into United States dollars (“US$”) at exchange rates in effect at the balance sheet dates, and related revenues and expenses are translated into US$ at average exchange rates in effect during each period. Net foreign currency gains and losses resulting from the translation of assets and liabilities of foreign operations into US$ are reported as a separate component of accumulated other comprehensive income in the consolidated statements of changes in partners’ capital and comprehensive income. Net realized foreign currency transaction gains (losses) were $7.1 million, ($0.2) million, and $(0.7) million for 2007, 2006, and 2005, respectively.

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

On January 23, 2008, the General Partner declared a distribution of $307.7 million, or $1.17 per AllianceBernstein Unit, representing a distribution of Available Cash Flow for the three months ended December 31, 2007.  The General Partner, as a result of its 1% general partnership interest, is entitled to receive 1% of each distribution. The distribution was paid on February 14, 2008 to holders of record as of February 4, 2008.

Comprehensive Income

We report all changes in comprehensive income in the consolidated statements of changes in partners’ capital and comprehensive income. Comprehensive income includes net income, as well as unrealized gains and losses on investments classified as available-for-sale, foreign currency translation adjustments, and unrecognized actuarial net losses, prior service cost and transition assets, all net of tax.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentation. These include reclassifications: (i) within cash provided by operating activities, amounts from accrued compensation and benefits, relating to non-cash deferred compensation, to amortization of non-cash deferred compensation, (ii) within cash provided by operating activities, amounts from accounts payable and accrued expenses to minority interests in consolidated subsidiaries, (iii) changes in overdrafts payable from cash provided by operating activities to financing activities, (iv) amounts from other revenues in the consolidated statements of income, primarily related to deferred compensation investments, to investment gains (losses), and (v) the reclassification of several special bank accounts for the exclusive benefit of customers from cash and cash equivalents to cash and securities segregated.

3.	Cash and Securities Segregated Under Federal Regulations and Other Requirements

As of December 31, 2007 and 2006, $2.2 billion and $1.9 billion, respectively, of United States Treasury Bills were segregated in a special reserve bank custody account for the exclusive benefit of brokerage customers of SCB LLC under Rule 15c3-3 of the Securities Exchange Act of 1934, as amended (“Exchange Act”). During the first week of January 2008, we deposited an additional $0.2 billion in United States Treasury Bills in this special account pursuant to Rule 15c3-3 requirements.

AllianceBernstein Investments, Inc. ("AllianceBernstein Investments"), a wholly-owned subsidiary of AllianceBernstein and the distributor of company-sponsored mutual funds, maintains several special bank accounts for the exclusive benefit of customers. As of December 31, 2007 and 2006, $133.2 million and $145.9 million, respectively, were segregated in these bank accounts.

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

	Years Ended December 31,
	2007	2006	2005
	(in thousands, except per unit amounts)

Net income	$1,260,444	$1,108,601	$868,318

Weighted average units outstanding—basic	259,854	257,719	254,883
Dilutive effect of compensatory options	1,807	2,243	1,714
Weighted average units outstanding—diluted	261,661	259,962	256,597

Basic net income per unit	$4.80	$4.26	$3.37
Diluted net income per unit	$4.77	$4.22	$3.35

As of December 31, 2007 and 2005, we excluded 1,678,985 and 3,950,100 out-of-the-money options (i.e., options to buy Holding Units with an exercise price greater than the weighted average closing price of a unit for the relevant period), respectively, from the diluted net income per unit computation due to their anti-dilutive effect. As of December 31, 2006, there were no out-of-the-money options.

5.    Receivables, Net and Payables

Receivables, net are comprised of:

	December 31,
	2007	2006
	(in thousands)

Brokers and dealers:
Collateral for securities borrowed (fair value $77,997 in 2007 and $2,117,885 in 2006)	$79,848	$2,182,167
Other	414,025	263,385
Total brokers and dealers	493,873	2,445,552
Brokerage clients	410,074	485,446
Fees, net:
AllianceBernstein mutual funds	173,746	180,260
Unaffiliated clients (net of allowance of $1,792 in 2007 and $1,113 in 2006)	545,787	369,690
Affiliated clients	10,103	7,330
Total fees receivable, net	729,636	557,280
Total receivables, net	$1,633,583	$3,488,278

Payables are comprised of:

	December 31,
	2007	2006
	(in thousands)

Brokers and dealers:
Collateral for securities loaned (fair value $114 in 2007 and $470,798 in 2006)	$122	$489,093
Other	161,265	172,697
Total brokers and dealers	161,387	661,790
Brokerage clients	2,728,271	3,988,032
AllianceBernstein mutual funds	408,185	266,849
Total payables	$3,297,843	$4,916,671

During the fourth quarter of 2007, we outsourced our hedge fund related prime brokerage operations, resulting in the elimination of a substantial portion of our securities borrowing and securities lending activity.

6.	Investments

As of December 31, 2007 and 2006, investments consisted of investments available-for-sale, principally company-sponsored mutual funds, and trading investments, principally United States Treasury Bills and company-sponsored mutual funds. As of December 31, 2007 and 2006, United States Treasury Bills with a fair market value of $89.3 million and $17.0 million, respectively, were on deposit with various clearing organizations, which are included in fixed income trading investments.

The following is a summary of the cost and fair value of investments as of December 31, 2007 and 2006:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
December 31, 2007:
Available-for-sale:
Equity investments	$27,492	$697	$(8,519)	$19,670
Fixed income investments	29,337	275	(1,244)	28,368
	$56,829	$972	$(9,763)	48,038
Trading:
Equity investments	$481,989	$7,845	$(23,749)	466,085
Fixed income investments	105,331	910	(89)	106,152
	$587,320	$8,755	$(23,838)	572,237
Total				$620,275

December 31, 2006:
Available-for-sale:
Equity investments	$39,232	$8,665	$(3)	$47,894
Fixed income investments	31,476	486	(5)	31,957
	$70,708	$9,151	$(8)	79,851
Trading:
Equity investments	$407,790	$34,264	$(9,921)	432,133
Fixed income investments	31,155	517	(3)	31,669
	$438,945	$34,781	$(9,924)	463,802
Total				$543,653

Proceeds from sales of investments available-for-sale were approximately $52.4 million, $12.8 million, and $12.7 million in 2007, 2006, and 2005, respectively. Realized gains from our sales of available-for-sale investments were $8.5 million, $1.0 million, and $1.6 million in 2007, 2006, and 2005, respectively. Realized losses from our sales of available-for-sale investments were zero in 2007 and 2006, and $0.7 million in 2005.

We assess valuation declines to determine the extent to which such declines are fundamental to the underlying investment or attributable to market-related factors. Based on this assessment, we do not believe the declines are other than temporary.

7.	Furniture, Equipment and Leasehold Improvements, Net

Furniture, equipment and leasehold improvements, net are comprised of:

	December 31,
	2007	2006
	(in thousands)

Furniture and equipment	$495,669	$426,848
Leasehold improvements	306,908	254,421
	802,577	681,269
Less: Accumulated depreciation and amortization	(435,298)	(392,694)
Furniture, equipment and leasehold improvements, net	$367,279	$288,575

Depreciation and amortization expense on furniture equipment and leasehold improvements were $58.4 million, $43.8 million, and $45.8 million for the years ended December 31, 2007, 2006, and 2005, respectively.

8.	Deferred Sales Commissions, Net

The components of deferred sales commissions, net for the years ended December 31, 2007 and 2006 were as follows:

	December 31,(1)
	2007	2006
	(in thousands)

Carrying amount of deferred sales commissions	$478,504	$530,231
Less: Accumulated amortization	(215,664)	(250,626)
Cumulative CDSC received	(79,269)	(84,655)
Deferred sales commissions, net	$183,571	$194,950

(1) Excludes amounts related to fully amortized deferred sales commissions.

Amortization expense was $95.5 million, $100.4 million, and $132.0 million for the years ended December 31, 2007, 2006, and 2005, respectively. Estimated future amortization expense related to the December 31, 2007 net asset balance, assuming no additional CDSC is received in future periods, is as follows (in thousands):

2008	$75,562
2009	53,187
2010	34,234
2011	15,553
2012	4,557
2013	478
$183,571

9.	Other Investments

Other investments consist primarily of investments in limited partnership hedge funds that we sponsor and manage, investments held by a consolidated venture capital fund we sponsor, and investments in unconsolidated joint ventures. The components of other investments as of December 31, 2007 and 2006 were as follows:

	December 31,
	2007	2006
	(in thousands)

Investments in limited partnership hedge funds	$156,678	$166,412
Investments held by a consolidated venture capital fund	135,601	33,996
Investments in unconsolidated joint ventures and other investments	2,527	3,542
Other investments	$294,806	$203,950

The underlying investments of the hedge funds include long and short positions in equity securities, fixed income securities (including various agency and non-agency asset-based securities), currencies, commodities, and derivatives (including various swaps and forward contracts).  Such investments are valued at quoted market prices or, where quoted market prices are not available, are fair valued based on the pricing policies and procedures of the underlying funds.

10.	Debt

Total committed credit, debt outstanding, and weighted average interest rates as of December 31, 2007 and 2006 were as follows:

	December 31,
	2007			2006
	Committed Credit	Debt Outstanding	Interest Rate	Committed Credit	Debt Outstanding	Interest Rate
	(in millions)

Commercial paper(1)	$—	$533.9	4.3%	$—	$334.9	5.3%
Revolving credit facility(1)	1,000	—	—	800.0	—	—
Total	$1,000	$533.9	4.3	$800.0	$334.9	5.3

(1)
Our revolving credit facility supports our commercial paper program; amounts borrowed under the commercial paper program reduce amounts available for other purposes under the revolving credit facility on a dollar-for-dollar basis.

In February 2006, we entered into an $800 million five-year revolving credit facility with a group of commercial banks and other lenders. The revolving credit facility is intended to provide back-up liquidity for our $800 million commercial paper program. Under the revolving credit facility, the interest rate, at our option, is a floating rate generally based upon a defined prime rate, a rate related to the London Interbank Offered Rate (“LIBOR”) or the Federal Funds rate. On November 2, 2007, we increased the revolving credit facility by $200 million to $1.0 billion. We also increased our commercial paper program by $200 million to $1.0 billion. The revolving credit facility contains covenants which, among other things, require us to meet certain financial ratios. We were in compliance with the covenants as of December 31, 2007. To supplement this revolving credit facility, in January 2008 we entered into a $100 million uncommitted line of credit with a major bank which expires in March 2008.

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

In 2006, SCB LLC entered into four separate uncommitted line of credit facility agreements with various banks, each for $100 million. During January and February of 2007, SCB LLC increased three of the agreements to $200 million each and entered into an additional agreement for $100 million with a new bank. As of December 31, 2007, no amounts were outstanding under these credit facilities.

In January 2008, SCB LLC entered into a $950 million three-year revolving credit facility with a group of commercial banks to fund its obligations resulting from engaging in certain securities trading and other customer activities. Under the revolving credit facility, the interest rate, at the option of SCB LLC, is a floating rate generally based upon a defined prime rate, a rate related to the LIBOR or the Federal Funds rate.

In January 2008, AllianceBernstein and AXA executed guarantees in regard to the $950 million SCB LLC facility. In the event SCB LLC is unable to meet its obligations, AllianceBernstein or AXA will pay the obligations when due or on demand. AllianceBernstein will reimburse AXA to the extent AXA must pay on its guarantee. This agreement is continuous and remains in effect until the later of payment in full of any such obligation has been made or the maturity date.

Our substantial capital base and access to public and private debt, at competitive terms, should provide adequate liquidity for our general business needs. Management believes that cash flow from operations and the issuance of debt and AllianceBernstein Units or Holding Units will provide us with the resources to meet our financial obligations.

11.	Commitments and Contingencies

Operating Leases

We lease office space, furniture, and office equipment under various operating leases. The future minimum payments under non-cancelable leases, sublease commitments, and payments, net of sublease commitments as of December 31, 2007 are as follows:

	Payments	Sublease	Net Payments
	(in millions)

2008	$117.1	$3.3	$113.8
2009	115.0	3.0	112.0
2010	117.2	3.0	114.2
2011	117.5	3.0	114.5
2012	120.7	3.2	117.5
2013 and thereafter	1,770.4	12.9	1,757.5
Total future minimum payments	$2,357.9	$28.4	$2,329.5

Office leases contain escalation clauses that provide for the pass through of increases in operating expenses and real estate taxes. Rent expense, which is amortized on a straight-line basis over the life of the lease, was $106.8 million, $99.7 million, and $76.0 million, respectively, for the years ended December 31, 2007, 2006, and 2005, respectively, net of sublease income of $3.4 million, $3.7 million, and $5.9 million for the years ended December 31, 2007, 2006, and 2005, respectively.

Deferred Sales Commission Asset

Payments of sales commissions made by AllianceBernstein Investments to financial intermediaries in connection with the sale of back-end load shares under our mutual fund distribution system (the “System”) are capitalized as deferred sales commissions (“deferred sales commission asset”) and amortized over periods not exceeding five and one-half years for U.S. fund shares and four years for non-U.S. fund shares, the periods of time during which the deferred sales commission asset is expected to be recovered. CDSC cash recoveries are recorded as reductions of unamortized deferred sales commissions when received. The amount recorded for the net deferred sales commission asset was $183.6 million and $195.0 million as of December 31, 2007 and 2006, respectively. Payments of sales commissions made by AllianceBernstein Investments to financial intermediaries in connection with the sale of back-end load shares under the System, net of CDSC received of $31.1 million, $23.7 million, and $21.4 million, totaled approximately $84.1 million, $98.7 million, and $74.2 million during 2007, 2006, and 2005, respectively.

Management tests the deferred sales commission asset for recoverability quarterly. Significant assumptions utilized to estimate the company’s future average assets under management and undiscounted future cash flows from back-end load shares include expected future market levels and redemption rates. Market assumptions are selected using a long-term view of expected average market returns based on historical returns of broad market indices. As of December 31, 2007, management used average market return assumptions of 5% for fixed income and 8% for equity to estimate annual market returns. Higher actual average market returns would increase undiscounted future cash flows, while lower actual average market returns would decrease undiscounted future cash flows. Future redemption rate assumptions range from 21% to 25% for U.S. fund shares and 23% to 31% for non-U.S. fund shares, determined by reference to actual redemption experience over the five-year, three-year, and one-year periods ended December 31, 2007, calculated as a percentage of the company’s average assets under management represented by back-end load shares. An increase in the actual rate of redemptions would decrease undiscounted future cash flows, while a decrease in the actual rate of redemptions would increase undiscounted future cash flows. These assumptions are reviewed and updated quarterly. Estimates of undiscounted future cash flows and the remaining life of the deferred sales commission asset are made from these assumptions and the aggregate undiscounted future cash flows are compared to the recorded value of the deferred sales commission asset. As of December 31, 2007, management determined that the deferred sales commission asset was not impaired. If management determines in the future that the deferred sales commission asset is not recoverable, an impairment condition would exist and a loss would be measured as the amount by which the recorded amount of the asset exceeds its estimated fair value. Estimated fair value is determined using management’s best estimate of future cash flows discounted to a present value amount.

During 2007, U.S. equity markets increased by approximately 5.5% as measured by the change in the Standard & Poor’s 500 Stock Index and U.S. fixed income markets increased by approximately 7.0% as measured by the change in the Lehman Brothers’ Aggregate Bond Index. The redemption rate for domestic back-end load shares was 21.0% in 2007. Non-U.S. capital markets increases ranged from 9.0% to 39.4% as measured by the MSCI World, Emerging Market, and EAFE Indices. The redemption rate for non-U.S. back-end load shares was 30.8% in 2007. Declines in financial markets or higher redemption levels, or both, as compared to the assumptions used to estimate undiscounted future cash flows, as described above, could result in the impairment of the deferred sales commission asset. Due to the volatility of the capital markets and changes in redemption rates, management is unable to predict whether or when a future impairment of the deferred sales commission asset might occur. Any impairment would reduce materially the recorded amount of the deferred sales commission asset with a corresponding charge to earnings.

Legal Proceedings

On October 2, 2003, a purported class action complaint entitled Hindo, et al. v. AllianceBernstein Growth & Income Fund, et al. (“Hindo Complaint”) was filed against, among others, AllianceBernstein, Holding, and the General Partner. The Hindo Complaint alleges that certain defendants failed to disclose that they improperly allowed certain hedge funds and other unidentified parties to engage in “late trading” and “market timing” of certain of our U.S. mutual fund securities, violating various securities laws.

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

Claims Processing Contingency

During the fourth quarter of 2006, we recorded a $56.0 million pre-tax charge in general and administrative expenses ($54.5 million, net of related income tax benefit) for the estimated cost of reimbursing certain clients for losses arising out of an error we made in processing claims for class action settlement proceeds on behalf of these clients, which include some AllianceBernstein-sponsored mutual funds. We believe that most of this cost will ultimately be recovered from residual settlement proceeds and insurance. Our fourth quarter 2006 cash distribution was declared by the Board of Directors prior to recognition of this adjustment. As a result, to the extent that all or a portion of the cost is recovered in subsequent periods, we do not intend to include recoveries in Available Cash Flow (as defined in the AllianceBernstein Partnership Agreement), and would not distribute those amounts to unitholders. During 2007, we recorded an additional $0.7 million expense related to this matter and paid $45.5 million to clients. As of December 31, 2007, we had $11.2 million remaining in accrued expenses.

12.	Net Capital

SCB LLC, a broker-dealer and a member organization of the New York Stock Exchange (“NYSE”), is subject to the Uniform Net Capital Rule 15c3-1 of the Exchange Act. SCB LLC computes its net capital under the alternative method permitted by the rule, which requires that minimum net capital, as defined, equal the greater of $1 million, or two percent of aggregate debit items arising from customer transactions, as defined. As of December 31, 2007, SCB LLC had net capital of $138.0 million, which was $128.2 million in excess of the minimum net capital requirement of $9.8 million. Advances, dividend payments and other equity withdrawals by SCB LLC are restricted by the regulations of the U.S. Securities and Exchange Commission (“SEC”), the Financial Industry Regulatory Authority, Inc., and other securities agencies. As of December 31, 2007, $24.6 million was not available for payment of cash dividends and advances.

SCBL is a member of the London Stock Exchange. As of December 31, 2007, SCBL was subject to financial resources requirements of $19.4 million imposed by the Financial Services Authority of the United Kingdom and had aggregate regulatory financial resources of $40.8 million, an excess of $21.4 million.

AllianceBernstein Investments serves as distributor and/or underwriter for certain company-sponsored mutual funds. AllianceBernstein Investments is registered as a broker-dealer under the Exchange Act and is subject to the minimum net capital requirements imposed by the SEC. AllianceBernstein Investments’ net capital as of December 31, 2007 was $67.0 million, which was $52.7 million in excess of its required net capital of $14.3 million.

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

In connection with SCB LLC’s security borrowing and lending arrangements, SCB LLC enters into collateralized agreements which may result in credit exposure in the event the counterparty to a transaction is unable to fulfill its contractual obligations. Security borrowing arrangements require SCB LLC to deposit cash collateral with the lender. With respect to security lending arrangements, SCB LLC receives collateral in the form of cash in amounts generally in excess of the market value of the securities loaned. SCB LLC minimizes credit risk associated with these activities by establishing credit limits for each broker and monitoring these limits on a daily basis. Additionally, security borrowing and lending collateral is marked to market on a daily basis, and additional collateral is deposited by or returned to SCB LLC as necessary. During the fourth quarter of 2007, SCB LLC outsourced its hedge fund related prime brokerage operations, resulting in the elimination of a substantial portion of its security borrowing and security lending activity.

14.  Qualified Employee Benefit Plans

We maintain a qualified profit sharing plan (the “Profit Sharing Plan”) covering U.S. employees and certain foreign employees. Employer contributions are discretionary and generally limited to the maximum amount deductible for federal income tax purposes. Aggregate contributions for 2007, 2006, and 2005 were $29.4 million, $25.3 million, and $22.0 million, respectively.

We maintain several defined contribution plans for foreign employees in the United Kingdom, Australia, New Zealand, Japan and other foreign entities.  Employer contributions are generally consistent with regulatory requirements and tax limits.  Defined contribution expense for foreign entities was $8.3 million, $5.9 million, and $4.9 million in 2007, 2006, and 2005, respectively.

We maintain a qualified, noncontributory, defined benefit retirement plan (“Retirement Plan”) covering current and former employees who were employed by AllianceBernstein in the United States prior to October 2, 2000. Benefits are based on years of credited service, average final base salary (as defined), and primary Social Security benefits. Our policy is to satisfy our funding obligation for each year in an amount not less than the minimum required by ERISA and not greater than the maximum amount we can deduct for federal income tax purposes.

The Retirement Plan’s projected benefit obligation, fair value of plan assets, and funded status (amounts recognized in the consolidated statements of financial condition) were as follows:

	Years Ended December 31,
	2007	2006
	(in thousands)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$84,683	$83,815
Service cost	3,446	4,048
Interest cost	4,769	4,578
Actuarial gains	(8,280)	(4,916)
Plan amendment	(4,365)	—
Benefits paid	(3,522)	(2,842)
Projected benefit obligation at end of year	76,731	84,683
Change in plan assets:
Plan assets at fair value at beginning of year	53,315	47,406
Actual return on plan assets	2,193	4,414
Employer contribution	4,800	4,337
Benefits paid	(3,522)	(2,842)
Plan assets at fair value at end of year	56,786	53,315
Funded status	$(19,945)	$(31,368)

As a result of the Pension Protection Act of 2006 (“PPA”), we changed our basis for lump sums effective January 1, 2008.  The change in the lump sum basis, considered a plan amendment, resulted in a decrease in our projected obligation of $4.4 million.  As a prior service credit, the decrease in costs will be recognized into income over the next 11 years.

The amounts included in accumulated other comprehensive income (loss) as of December 31, 2007 and 2006 were as follows:

	2007	2006
	(in thousands)
Unrecognized net loss from experience different from that assumed and effects of changes and assumptions	$(1,438)	$(7,430)
Unrecognized prior service cost	3,844	(343)
Unrecognized net plan assets as of January 1, 1987 being recognized over 26.3 years	710	849
Accumulated other comprehensive income (loss)	$3,116	$(6,924)

The estimated initial plan assets and prior service cost for the Retirement Plan that will be amortized from accumulated other comprehensive income over the next year is $143,000 and $427,000, respectively.

The accumulated benefit obligation for the plan was $65.0 million and $68.4 million as of December 31, 2007 and 2006, respectively. The accumulated benefit obligation differs from the projected benefit obligation in that it includes no assumption about future compensation levels. We currently estimate we will contribute $3.5 million to the plan during 2008. Contribution estimates, which are subject to change, are based on regulatory requirements, future market conditions and assumptions used for actuarial computations of the Retirement Plan’s obligations and assets. Management, at the present time, is unable to determine the amount, if any, of additional future contributions that may be required.

Actuarial computations used to determine benefit obligations as of December 31, 2007 and 2006 (measurement dates) were made utilizing the following weighted-average assumptions:

	2007	2006

Discount rate on benefit obligations	6.55%	5.90%
Annual salary increases	3.14%	3.50%

The Retirement Plan’s asset allocation percentages consisted of:

	December 31,
	2007	2006

Equity securities	69%	69%
Debt securities	21	22
Real estate	10	9
	100%	100%

The following benefit payments, which reflect expected future service, are expected to be paid as follows (in thousands):

2008	$1,849
2009	2,717
2010	3,395
2011	3,200
2012	5,727
2013-2017	25,487

Net expense under the Retirement Plan was comprised of:

	Years Ended December 31,
	2007	2006	2005
	(in thousands)

Service cost	$3,447	$4,048	$4,268
Interest cost on projected benefit obligations	4,769	4,578	4,274
Expected return on plan assets	(4,310)	(3,800)	(3,225)
Amortization of prior service credit	(59)	(59)	(59)
Amortization of transition asset	(143)	(143)	(143)
Amortization of loss	—	280	501
Net pension charge	$3,704	$4,904	$5,616

Actuarial computations used to determine net periodic costs were made utilizing the following weighted-average assumptions:

	Years Ended December 31,
	2007	2006	2005

Discount rate on benefit obligations	5.90%	5.65%	5.75%
Expected long-term rate of return on plan assets	8.00%	8.00%	8.00%
Annual salary increases	3.14%	3.50%	3.35%

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

We provide postretirement medical benefits which allow retirees between the ages of 55 and 65 meeting certain service requirements, at their election, to continue to participate in our group medical program by paying 100% of the applicable group premium.  Retirees older than 65 may also continue to participate in our group medical program, but are required to pay the full expected cost of benefits. To the extent that retirees’ medical costs exceed premiums paid, we incur the cost of providing a postretirement medical benefit.  During 2007, our net periodic benefit cost was $0.4 million, and our aggregate benefit obligation as of December 31, 2007 is $3.4 million.

15.	Deferred Compensation Plans

We maintain an unfunded, non-qualified deferred compensation plan known as the Capital Accumulation Plan and also have assumed obligations under contractual unfunded deferred compensation arrangements covering certain executives (“Contractual Arrangements”). The Capital Accumulation Plan was frozen on December 31, 1987 and no additional awards have been made. The Board of Directors of the General Partner (“Board”) may terminate the Capital Accumulation Plan at any time without cause, in which case our liability would be limited to benefits that have vested. Payment of vested benefits under both the Capital Accumulation Plan and the Contractual Arrangements will generally be made over a ten-year period commencing at retirement age. The General Partner is obligated to make capital contributions to AllianceBernstein in amounts equal to benefits paid under the Capital Accumulation Plan and the Contractual Arrangements. Amounts included in employee compensation and benefits expense for the Capital Accumulation Plan and the Contractual Arrangements for the years ended December 31, 2007, 2006, and 2005 were $1.7 million, $2.1 million, and $2.9 million, respectively.

In connection with the Bernstein Transaction, we adopted an unfunded, non-qualified deferred compensation plan, known as the SCB Deferred Compensation Award Plan (“SCB Plan”), under which we agreed to invest $96 million per annum for three years to fund notional investments in Holding Units or a company-sponsored money market fund, to be awarded for the benefit of certain individuals who were stockholders or principals of Bernstein or who were hired to replace them. The awards vest ratably over three years and are amortized as employee compensation expense over the vesting period. Awards are payable to participants when fully vested, but participants may elect to defer receipt of vested awards to future dates. The amounts charged to employee compensation and benefits expense for the years ended December 31, 2007, 2006, and 2005 were $0.6 million, $3.6 million, and $29.1 million, respectively.

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

•	For 2002 awards, participants elected to allocate their awards in a combination of notional investments in Holding Units and notional investments in certain of our investment services.

•
Beginning with 2003 awards, participants may elect to allocate their awards in a combination of notional investments in Holding Units (up to 50%) and notional investments in certain of our investment services.

•
Beginning with 2006 awards, selected senior officers may elect to allocate up to a specified portion of their awards to investments in options to buy Holding Units (“Special Option Program”); the firm matches this allocation on a two-for-one basis (for additional information about the Special Option Program, see Note 16).

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

The Partners Plan may be terminated at any time without cause, in which case our liability would be limited to vested benefits. We made awards in 2007, 2006, and 2005 aggregating $314.6 million, $228.7 million, $202.0 million, respectively. The 2007 and 2006 awards are net of $9.9 million and $9.8 million, respectively, allocated to the December 2007 and January 2007 Special Option Program’s awards. The amounts charged to employee compensation and benefits expense for the years ended December 31, 2007, 2006, and 2005 were $227.2 million, $191.9 million, and $133.1 million, respectively.

During 2003, we established the AllianceBernstein Commission Substitution Plan (“Commission Substitution”), an unfunded, non-qualified incentive plan. Employees whose principal duties are to sell or market the products or services of AllianceBernstein and whose compensation is entirely or mostly commission-based are eligible for an award under this plan. Participants designate the percentage of their awards to be allocated to notional investments in Holding Units or notional investments in certain of our investment services. Awards vest ratably over a three-year period and are amortized as employee compensation expense. The Commission Substitution plan was terminated in 2007 and no awards have been made since 2006. We made awards totaling $40.1 million in 2006, and $31.8 million in 2005. The amounts charged to employee compensation and benefits expense for the years ended December 31, 2007, 2006, and 2005 were $31.9 million, $27.0 million, and $15.8 million, respectively.

Effective August 1, 2005, we established the AllianceBernstein Financial Advisor Wealth Accumulation Plan (“Wealth Accumulation Plan”), an unfunded, non-qualified deferred compensation plan. The Wealth Accumulation Plan was established in order to create a compensation program to attract and retain eligible employees expected to make significant contributions to the future growth and success of Bernstein Global Wealth Management, a unit of AllianceBernstein. Participants designate the percentage of their awards to be notionally invested in Holding Units or certain of our investment services. No more than 50% of the award may be notionally invested in Holding Units. All awards vest annually on a pro rata basis over the term of the award. We made awards totaling $23.5 million in 2007, $14.5 million in 2006, and $14.1 million in 2005. The amounts charged to employee compensation and benefits expense for the years ended December 31, 2007, 2006, and 2005 were $8.0 million, $4.2 million, and $0.5 million, respectively.

In accordance with the terms of the employment agreement between Mr. Sanders, Chairman and CEO, and AllianceBernstein dated October 26, 2006 (and the terms of Mr. Sanders’s prior employment agreement), Mr. Sanders is entitled to receive a deferred compensation award of not less than 1% of AllianceBernstein’s consolidated operating income before incentive compensation for each calendar year during the employment term, beginning with 2004. The 2005 award of $14.8 million vested 67% in December 2006 and 33% in June 2007. The 2006 award of $19.0 million vests 65% in December 2007 and 35% in December 2008. The 2007 award of $21.5 million vests 75% in December 2008 and 25% in December 2009. The amounts charged to employee compensation and benefits expense for the years ended December 31, 2007, 2006, and 2005 were $19.7 million, $15.0 million, and $4.8 million, respectively. At year-end 2007, Mr. Sanders was required to allocate his 2007 award in a manner that would result in his aggregate deferred balance as of December 31, 2007 being 50% invested in Holding Units and 50% in investment services offered to clients by AllianceBernstein. In future years, 50% of each award must be allocated to notional investments in each of Holding Units and investment services offered to clients.

16.	Compensatory Unit Award and Option Plans

In 1988, we established an employee unit option plan (the “Unit Option Plan”), under which options to buy Holding Units were granted to certain key employees. Options were granted for terms of up to 10 years and each option had an exercise price of not less than the fair market value of Holding Units on the date of grant. Options were exercisable at a rate of 20% of the Holding Units subject to such options on each of the first five anniversary dates of the date of grant. No options have been granted under the Unit Option Plan since it expired in 1999.  There were no options awarded under the Unit Option Plan that were outstanding as of December 31, 2007 and 2006.

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

In 1997, we established the 1997 Long Term Incentive Plan (“1997 Plan”), under which options to buy Holding Units, restricted Holding Units and phantom restricted Holding Units, performance awards, and other Holding Unit-based awards may be granted to key employees and independent directors of the General Partner for terms established at the time of grant (generally 10 years). Options granted to employees are generally exercisable at a rate of 20% of the Holding Units subject to such options on each of the first five anniversary dates of the date of grant (except for certain options awarded under the Special Option Program, which are described below); options granted to independent directors are generally exercisable at a rate of 33.3% of the Holding Units subject to such options on each of the first three anniversary dates of the date of grant. The aggregate number of Holding Units that can be the subject of options granted or that can be awarded under the 1997 Plan may not exceed 41,000,000 Holding Units. As of December 31, 2007, options to buy 14,485,555 Holding Units, net of forfeitures, had been granted and 1,080,298 Holding Units, net of forfeitures, were subject to other unit awards made under the 1997 Plan (as described below). Holding Unit-based awards (including options) in respect of 25,434,147 Holding Units were available for grant as of December 31, 2007.

On January 26, 2007, the Compensation Committee of the Board approved the Special Option Program, under which selected senior officers voluntarily allocate a specified portion of their Partners Plan award to options to buy Holding Units and the company matches this allocation on a two-for-one basis. Also on January 26, 2007, and pursuant to the Special Option Program, the Compensation Committee granted two separate awards of options to buy Holding Units to 67 participants. The exercise price for both awards is $90.65, the closing price of Holding Units on the grant date. The first grant, with a fair value of $17.69 per option, awarded options to buy 555,985 Holding Units, vesting in equal increments on each of the first five anniversaries of the grant date and expiring in 10 years. The second grant, with a fair value of $17.67 per option, awarded options to buy 1,113,220 Holding Units, vesting in equal annual increments on each of the sixth through tenth anniversaries of the grant date and expiring in 11 years.

On December 7, 2007, the Compensation Committee granted two separate awards of options to buy Holding Units to 68 participants under the Special Option Program. The exercise price for both awards is $80.46, the closing price of Holding Units on the grant date. The first grant, with a fair value of $13.30 per option, awarded options to buy 740,633 Holding Units, vesting in equal increments on each of the first five anniversaries of the grant date and expiring in 10 years. The second grant, with a fair value of $15.28 per option, awarded options to buy 1,289,321 Holding Units, vesting in equal annual increments on each of the sixth through tenth anniversaries of the grant date and expiring in 11 years. Since we do not have sufficient history of issuing options to selected officers under the Special Option Program, the expected terms were calculated using the “simplified” method, in accordance with SFAS No. 123-R and SEC Staff Accounting Bulletin No. 107.

Options to buy Holding Units were granted as follows:  3,708,939 options were granted during 2007; 9,712 options were granted during 2006; and 17,604 options were granted during 2005.  The weighted average fair value of options to buy Holding Units granted during 2007, 2006, and 2005 was $15.96, $12.35, and $7.04, respectively, on the date of grant, determined using the Black-Scholes option valuation model with the following assumptions:

	2007	2006	2005

Risk-free interest rate	3.5 – 4.9%	4.9%	3.7%
Expected cash distribution yield	5.6 – 5.7%	6.0%	6.2%
Historical volatility factor	27.7 – 30.8%	31.0%	31.0%
Expected term	6.0 – 9.5 years	6.5 years	3 years

The following table summarizes the activity in options under our various option plans:

	Holding Units	Weighted Average Exercise Price Per Holding Unit	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in thousands)
Outstanding as of December 31, 2006	4,819,099	$41.62
Granted	3,708,939	85.07
Exercised	(1,234,917)	39.25
Forfeited	(19,500)	33.18
Outstanding as of December 31, 2007	7,273,621	64.20	6.9	$80,374
Exercisable as of December 31, 2007	3,526,342	42.52	3.5	115,417
Expected to vest as of December 31, 2007	3,562,321	84.59	10.2	(33,272)

The total intrinsic value of options exercised during 2007, 2006, and 2005 was $58.8 million, $79.0 million, and $40.6 million, respectively.

Under the fair value method, compensation expense is measured at the grant date based on the estimated fair value of the options awarded (determined using the Black-Scholes option valuation model) and is recognized over the vesting period. We recorded compensation expense relating to the option plans of $5.9 million, $2.7 million, and $2.2 million, respectively, for the years ended December 31, 2007, 2006, and 2005. As of December 31, 2007, there was $55.1 million of compensation cost related to unvested share-based compensation arrangements granted under the option plans not yet recognized. That cost is expected to be recognized over a weighted average period of 7.8 years.

Other Unit Awards

Restricted Units

In 2007, 2006, and 2005, restricted Holding Units (“Restricted Units”) were awarded to the independent directors of the General Partner. The Restricted Units give the directors, in most instances, all the rights of other Holding Unitholders subject to such restrictions on transfer as the Board may impose. We awarded 1,705, 1,848, and 2,644 Restricted Units in 2007, 2006, and 2005, respectively, with grant date fair values of $87.98, $65.02, and $45.45 per Holding Unit, respectively. All of the Restricted Units vest on the third anniversary of grant date or immediately upon a director’s resignation. We fully expensed these awards on the grant date.  As of December 31, 2007, 4,875 Restricted Units, net of distributions made upon retirement of two directors, were outstanding. We recorded compensation expense of $178,000, $164,000, and $48,000 in 2007, 2006, and 2005, respectively, related to Restricted Units.

The following table summarizes the activity of unvested Restricted Units during 2007:
	Holding Units	Weighted Average Grant Date Fair Value

Unvested as of January 1, 2007	3,170	$56.86
Granted	1,705	87.98
Vested	—	—
Forfeited	—	—
Unvested as of December 31, 2007	4,875	67.74

Century Club Plan

In 1993, we established the Century Club Plan, under which employees of AllianceBernstein whose primary responsibilities are to assist in the distribution of company-sponsored mutual funds and who meet certain sales targets, are eligible to receive an award of Holding Units. Awards vest ratably over three years and are amortized as employee compensation expense. We awarded 45,072, 36,020, and 33,800 Holding Units in 2007, 2006, and 2005, respectively, with grant date fair values of $82.37, $63.82, and $46.60 per Holding Unit, respectively.

The following table summarizes the activity of unvested Century Club units during 2007:

	Holding Units	Weighted Average Grant Date Fair Value

Unvested as of January 1, 2007	60,692	$55.01
Granted	45,072	82.37
Vested	(30,058)	52.04
Forfeited	(1,716)	65.76
Unvested as of December 31, 2007	73,990	72.63

The total fair value of units that vested during 2007, 2006, and 2005 was $2.5 million, $1.7 million, and $1.2 million, respectively.

We recorded compensation expense relating to the Century Club Plan of $2.3 million, $1.5 million, and $1.1 million, respectively, for the years ended December 31, 2007, 2006, and 2005. As of December 31, 2007, there was $3.5 million of compensation cost related to unvested share-based compensation arrangements granted under the Century Club Plan not yet recognized. That cost is expected to be recognized over a weighted average period of 1.6 years.

Awards under the Century Club Plan and those of Restricted Units reduce the number of options to acquire Holding Units available for grant under the 1997 Plan and forfeitures under the Century Club Plan and those of Restricted Units increase them.

17.	Units Outstanding

The following table summarizes the activity in units:

Outstanding as of December 31, 2005	255,624,870
Options exercised	2,567,017
Units awarded	37,868
Issuance of units	834,864
Units forfeited	(2,605)
Outstanding as of December 31, 2006	259,062,014
Options exercised	1,234,917
Units awarded	46,777
Units forfeited	(1,716)
Outstanding as of December 31, 2007	260,341,992

Units awarded and units forfeited pertain to Restricted Unit awards to independent members of the Board of Directors and Century Club Plan unit awards to company-sponsored mutual fund sales personnel, see Note 16.  In 2006, we issued units to certain Partners Plan participants, see Note 15.

18.	Income Taxes

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

Earnings before income taxes and income tax expense are comprised of:

	Years Ended December 31,
	2007	2006	2005
	(in thousands)

Earnings before income taxes:
United States	$1,096,529	$1,050,212	$812,450
Foreign	291,760	133,434	120,439
Total	$1,388,289	$1,183,646	$932,889
Income tax expense:
Partnership UBT	$30,219	$23,696	$16,365
Corporate subsidiaries:
Federal	6,852	4,901	7,100
State and local	2,733	374	1,236
Foreign	87,494	41,061	35,676
Current tax expense	127,298	70,032	60,377
Deferred tax expense	547	5,013	4,194
Income tax expense	$127,845	$75,045	$64,571

The principal reasons for the difference between the effective tax rates and the UBT statutory tax rate of 4.0% are as follows:

	Years Ended December 31,
	2007		2006		2005
	(in thousands)

UBT statutory rate	$55,532	4.0%	$47,346	4.0%	$37,315	4.0%
Corporate subsidiaries’ federal, state, local, and foreign income taxes	83,195	6.0	40,708	3.4	37,114	3.9
Other non-deductible and permanent items, primarily income not taxable resulting from use of UBT business apportionment factors	(10,882)	(0.8)	(13,009)	(1.1)	(9,858)	(1.0)
Income tax expense and effective tax rate	$127,845	9.2	$75,045	6.3	$64,571	6.9

Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109”.  FIN 48 requires that the effects of a tax position be recognized in the financial statements only if, as of the reporting date, it is “more likely than not” to be sustained based solely on its technical merits. In making this assessment, a company must assume that the taxing authority will examine the tax position and have full knowledge of all relevant information. As a result of adopting FIN 48, we recognized a $442,000 decrease in the liability for unrecognized tax benefits, which was accounted for as a cumulative-effect adjustment to the January 1, 2007 balance of partners’ capital. The adjustment reflects the difference between the net amount of liabilities recognized in our consolidated statement of financial position prior to the application of FIN 48 and the net amount of liabilities recognized as a result of applying the provisions of FIN 48.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance as of January 1, 2007	$17,862
Additions for prior year tax positions	2,000
Reductions for prior year tax positions	(1,452)
Additions for current year tax positions	3,317
Reductions for current year tax positions	(303)
Reductions related to settlements with tax authorities/closed years	(2,408)
Balance as of December 31, 2007	$19,016

During the year 2007, unrecognized tax benefits with respect to certain tax positions taken in the prior years have been adjusted resulting in a net increase to the reserve totaling $0.5 million. As described below, settlements with taxing authorities resulted in a $2.4 million reduction to the reserve. The amount of unrecognized tax benefits as of December 31, 2007, when recognized, will be recorded as a reduction to income tax expense and affect the company’s effective tax rate.

Interest and penalties, if any, relating to tax positions are recorded in income tax expense on the consolidated statements of income. The total amount of accrued interest recorded on the consolidated statement of financial condition as of January 1, 2007, the date of adoption of FIN 48, was $1.7 million. As of December 31, 2007, the amount is $2.2 million. There were no accrued penalties as of January 1, 2007 or December 31, 2007.

The company is generally no longer subject to U.S federal, or state and local income tax examinations by tax authorities for any year prior to 2004. However, by agreement, the year 2003 remains open in connection with the New York City tax examinations that are discussed below. The Internal Revenue Service (“IRS”) commenced an examination of our domestic corporate subsidiaries’ federal tax returns for 2003 and 2004 in the second quarter of 2006. This examination was settled during the third quarter of 2007 resulting in a tax payment to the U.S. Treasury in the amount of $0.4 million and a reduction to the reserve for unrecorded tax benefits in the amount of $2.2 million. The IRS recently notified us of their intention to examine our aforementioned federal tax returns for the year 2005, for which we do not believe an increase for unrecognized tax benefits is necessary. In addition, examinations of AllianceBernstein’s New York City Partnership and corporate subsidiary tax returns for 2003 through 2005 commenced in the second quarter of 2007. These examinations remain in the preliminary stage and we do not currently believe that an increase in the reserve for unrecognized tax benefits is necessary. Adjustment to the reserve could occur in light of changing facts and circumstances. Subject to the results of the examinations for the tax years 2003-2005, under our existing policy for determining whether a tax position is effectively settled for purposes of recognizing previously unrecognized tax benefits, there is the possibility that recognition of unrecognized tax benefits of approximately $14.5 million including accrued interest could occur over the next twelve months.

During the fourth quarter of 2007, the Japanese National Tax Agency commenced an examination of our corporate subsidiary located in Japan. The examination is substantially complete resulting in a settlement of approximately $0.5 million which has been recorded in the books of the company. Currently, there are no other income tax examinations at our significant non-U.S. subsidiaries. Years that remain open and may be subject to examination vary under local law, and range from one to seven years.

Under Statement of Financial Accounting Standards No. 109 (“SFAS No. 109”), “Accounting for Income Taxes”, deferred income taxes reflect the net tax effect of temporary difference between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effect of significant items comprising the net deferred tax (liability) asset is as follows:

	December 31,
	2007	2006
	(in thousands)
Deferred tax asset:
Differences between book and tax basis:
Deferred compensation plans	$10,252	$9,768
Intangible assets	401	512
Charge for mutual fund matters, legal proceedings, and claims processing contingency	4,179	5,612
Other, primarily revenues taxed upon receipt and accrued expenses deductible when paid	3,909	2,452
	18,741	18,344
Valuation allowance	—	(1,761)
Deferred tax asset, net of valuation allowance	18,741	16,583
Deferred tax liability:
Differences between book and tax basis:
Furniture, equipment and leasehold improvements	301	848
Investment partnerships	1,634	3,136
Intangible assets	14,889	12,427
Translation adjustment	5,694	2,106
Other, primarily undistributed earnings of certain foreign subsidiaries	2,359	2,686
	24,877	21,203
Net deferred tax (liability) asset	$(6,136)	$(4,620)

The deferred tax asset is included in other assets. Management has determined that realization of the deferred tax asset is more likely than not based on anticipated future taxable income.

The company provides income taxes on the undistributed earnings of non-U.S. corporate subsidiaries except to the extent that such earnings are permanently invested outside the United States. As of December 31, 2007, $334.9 million of accumulated undistributed earnings of non-U.S. corporate subsidiaries were permanently invested. At existing applicable income tax rates, additional taxes of approximately $17.0 million would need to be provided if such earnings were remitted.

On October 22, 2004, the American Jobs Creation Act of 2004 (“AJCA”) was signed into law. The AJCA contained a one-time foreign dividend repatriation provision, which provided for a special deduction with respect to certain qualifying dividends from foreign subsidiaries until December 31, 2005. In December 2005, our foreign subsidiaries distributed $42.7 million of previously unremitted earnings which qualified for the special deduction under the AJCA. The company incurred income taxes of less than $0.5 million as a result of these distributions.

19.	Business Segment Information

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

Management has assessed the requirements of SFAS No. 131 and determined that, because we utilize a consolidated approach to assess performance and allocate resources, we have only one operating segment. Enterprise-wide disclosures as of, and for the years ended, December 31, 2007, 2006, and 2005 were as follows:

Services

Net revenues derived from our various research, investment management and related services were as follows:

	Years Ended December 31,
	2007	2006	2005
	(in millions)

Institutional investment	$1,482	$1,222	$895
Retail	1,521	1,304	1,189
Private client	961	883	673
Institutional research services	424	375	353
Other	332	354	199
Total revenues	4,720	4,138	3,309
Less: Interest expense	195	188	96
Net revenues	$4,525	$3,950	$3,213

Geographic Information

Net revenues and long-lived assets, related to our U.S. and international operations, as of and for the years ended December 31, were:

	2007	2006	2005
	(in millions)
Net revenues:
United States	$3,013	$2,733	$2,376
International	1,512	1,217	837
Total	$4,525	$3,950	$3,213
Long-lived assets:
United States	$3,656	$3,619	$3,597
International	52	42	18
Total	$3,708	$3,661	$3,615

Major Customers

Company-sponsored mutual funds are distributed to individual investors through broker-dealers, insurance sales representatives, banks, registered investment advisers, financial planners and other financial intermediaries. AXA Advisors, LLC (“AXA Advisors”), a wholly-owned subsidiary of AXA Financial that uses members of the AXA Equitable insurance agency sales force as its registered representatives, has entered into a selected dealer agreement with AllianceBernstein Investments and has been responsible for 2%, 2%, and 3% of our open-end mutual fund sales in 2007, 2006, and 2005, respectively. Subsidiaries of Merrill Lynch & Co., Inc. (“Merrill Lynch”) were responsible for approximately 7%, 6%, and 5% of our open-end mutual fund sales in 2007, 2006, and 2005, respectively. Citigroup, Inc. and its subsidiaries (“Citigroup”), was responsible for approximately 7%, 5%, and 5% of our open-end mutual fund sales in 2007, 2006, and 2005, respectively. AXA Advisors, Merrill Lynch and Citigroup are under no obligation to sell a specific amount of shares of company-sponsored mutual funds, and each also sells shares of mutual funds that it sponsors and that are sponsored by unaffiliated organizations (in the case of Merrill Lynch and Citigroup).

AXA and the general and separate accounts of AXA Equitable (including investments by the separate accounts of AXA Equitable in the funding vehicle EQ Advisors Trust) accounted for approximately 5% of total revenues for each of the years ended December 31, 2007, 2006, and 2005. No single institutional client other than AXA and its subsidiaries accounted for more than 1% of total revenues for the years ended December 31, 2007, 2006, and 2005, respectively.

20.	Related Party Transactions

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

	Years Ended December 31,
	2007	2006	2005
	(in thousands)

Investment advisory and services fees	$1,025,394	$840,453	$728,492
Distribution revenues	473,435	421,045	397,800
Shareholder servicing fees	103,604	97,236	99,358
Other revenues	6,502	6,917	8,014
Institutional research services	1,583	1,902	3,855

AXA and its Subsidiaries

We provide investment management and certain administration services to AXA and its subsidiaries. In addition, AXA and its subsidiaries distribute company-sponsored mutual funds, for which they receive commissions and distribution payments. Sales of company-sponsored mutual funds through AXA and its subsidiaries, excluding cash management products, aggregated approximately $0.5 billion for each of the years ended December 31, 2007, 2006, and 2005. Also, we are covered by various insurance policies maintained by AXA subsidiaries and we pay fees for technology and other services provided by AXA and its subsidiaries that are included in General and Administrative expenses. Aggregate amounts included in the consolidated financial statements for transactions with AXA and its subsidiaries are as follows:

	Years Ended December 31,
	2007	2006	2005
	(in thousands)

Revenues:
Investment advisory and services fees	$208,786	$184,122	$168,124
Institutional research services	606	657	2,051
Other revenues	824	736	734
	$210,216	$185,515	$170,909
Expenses:
Commissions and distribution payments to financial intermediaries	$7,178	$5,708	$5,500
Other promotion and servicing	1,409	936	1,158
General and administrative	10,219	9,533	6,665
	$18,806	$16,177	$13,323
Balance Sheet:
Institutional investment advisory and services fees receivable	$10,103	$7,330	$7,182
Other due (to) from AXA and its subsidiaries	(506)	(965)	1,362
	$9,597	$6,365	$8,544

AllianceBernstein and AXA Asia Pacific Holdings Limited (“AXA Asia Pacific”) maintain two investment management companies and we include their financial results in our consolidated results of operations. Investment advisory and services fees earned by these companies were approximately $77.6 million, $61.1 million, and $44.6 million for the years ended December 31, 2007, 2006, and 2005, respectively, of which approximately $22.9 million, $21.3 million, and $19.9 million, respectively, were from AXA affiliates and are included in the table above. Minority interest recorded for these companies was $11.1 million, $8.8 million, and $5.9 million for the years ended December 31, 2007, 2006, and 2005, respectively.

During the fourth quarter of 2006, AllianceBernstein Venture Fund I, L.P. was established as an investment vehicle to achieve long-term capital appreciation through equity and equity-related investments, acquired in private transactions, in early stage growth companies. One of our subsidiaries is the general partner of the fund and, as a result, the fund is included in our consolidated financial statements, with approximately $136 million and $34 million of investments on the consolidated statement of financial condition as of December 31, 2007 and 2006, respectively. AXA Equitable holds a 10% limited partnership interest in this fund.

Other Related Parties

The consolidated statements of financial condition include a net receivable from Holding and a net receivable or payable to our unconsolidated joint ventures as a result of cash transactions for fees and expense reimbursements. The net balances included in the consolidated statements of financial condition as of December 31, 2007, 2006, and 2005 are as follows:

	December 31,
	2007	2006	2005
	(in thousands)

Due from Holding, net	$7,460	$7,149	$7,197

Due from (to) unconsolidated joint ventures, net	$255	$376	$(2,678)

21.  Acquisition

On May 2, 2006, we purchased the 50% interest in our Hong Kong joint venture (including its wholly-owned Taiwanese subsidiary) owned by our joint venture partner for $16.1 million in cash. The effect of this acquisition was not material to our consolidated financial condition, results of operations or cash flows.

22.	Dispositions

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

During 2005, we recorded a $19.4 million pre-tax gain as non-operating income, net of transaction expenses and a “clawback” provision that would have required us to pay Federated up to $7.5 million if average daily transferred assets for the six-month period ended June 29, 2006 had fallen below a certain percentage of initial assets transferred at closing. We were not required to make a payment under the clawback provision and, accordingly, we recognized a gain of $7.5 million during the second quarter of 2006. In addition, we earned contingent purchase price payments of $15.8 million and $12.8 million during 2007 and 2006, respectively.

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

23.	Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS No. 157”), “Fair Value Measurements”. Among other requirements, SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS No. 159”), “Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 expands the use of fair value measurement by permitting entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Both SFAS No. 157 and SFAS No. 159 are effective beginning the first fiscal year that begins after November 15, 2007. We adopted both standards on January 1, 2008.  SFAS No. 157 is not expected to have a material impact on our consolidated financial statements. Currently, we have not elected to expand the use of fair value measurements in our consolidated financial statements as permitted by SFAS No. 159.

In June 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) in EITF Issue No. 06-11 (“EITF 06-11”), “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards”.  Under EITF 06-11, a realized income tax benefit from distributions or distribution equivalents that are charged to partners’ capital and are paid to employees for equity classified non-vested Units should be recognized as an increase to partners’ capital.  The amount recognized in partners’ capital for the realized income tax benefit from distributions on those awards should be included in the pool of excess tax benefits available to absorb tax deficiencies on share-based payment awards.  EITF 06-11 is effective January 1, 2008 and is to be applied prospectively. EITF 06-11 is not expected to have a material impact on our financial condition or results of operations.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007) (“SFAS No. 141-R”), “Business Combinations”. SFAS No. 141-R improves the relevance, representational faithfulness, and comparability regarding business combinations and their effects.  Also in December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 (“SFAS No. 160”), “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”.  SFAS No. 160 establishes accounting, reporting, and disclosure standards for the noncontrolling interest, sometimes referred to as a minority interest, in a subsidiary and for the deconsolidation of the subsidiary.  Both of these standards seek to improve, simplify, and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements.  Both SFAS No. 141-R and SFAS No. 160 are effective for fiscal years beginning on or after December 15, 2008.  We do not believe the application of SFAS No. 141-R or SFAS No. 160 will have a material effect on our future results of operations, liquidity, or capital resources.

24.  Quarterly Financial Data (Unaudited)

	Quarters Ended 2007
	December 31	September 30	June 30	March 31
	(in thousands, except per unit amounts)

Net revenues	$1,169,386	$1,152,822	$1,158,773	$1,044,336
Net income	$309,732	$348,082	$334,929	$267,701
Basic net income per unit(1)	$1.18	$1.33	$1.28	$1.02
Diluted net income per unit(1)	$1.17	$1.32	$1.27	$1.01
Cash distributions per unit(2)	$1.17	$1.32	$1.27	$1.01

	Quarters Ended 2006
	December 31	September 30	June 30	March 31
	(in thousands, except per unit amounts)

Net revenues	$1,186,698	$934,711	$933,330	$895,668
Net income(3)	$366,952	$252,974	$261,102	$227,573
Basic net income per unit(1) (3)	$1.40	$0.97	$1.00	$0.88
Diluted net income per unit(1) (3)	$1.39	$0.96	$0.99	$0.87
Cash distributions per unit(2) (3)	$1.60	$0.96	$0.99	$0.87

(1)
Basic and diluted net income per unit are computed independently for each of the periods presented. Accordingly, the sum of the quarterly net income per unit amounts may not agree to the total for the year.

(2)	Declared and paid during the following quarter.
(3)
During the fourth quarter of 2006, we recorded a $56.0 million pre-tax charge for the estimated cost of reimbursing certain clients for losses arising out of an error we made in processing claims for class action settlement proceeds on behalf of these clients, which include some AllianceBernstein-sponsored mutual funds. The charge and related income tax benefit decreased 2006 net income and net income per unit by $54.5 million and $0.21, respectively. We believe that most of this cost will ultimately be recovered from residual settlement proceeds and insurance. Our fourth quarter 2006 cash distribution was declared by the Board of Directors prior to recognition of this adjustment. As a result, to the extent that all or a portion of the cost is recovered in subsequent periods, we do not intend to include recoveries in Available Cash Flow (as defined in the AllianceBernstein Partnership Agreement), and would not distribute those amounts to unitholders.

Report of Independent Registered Public Accounting Firm

To the General Partner and Unitholders
AllianceBernstein L.P.:

In our opinion, the accompanying consolidated statements of financial condition and the related consolidated statements of income, changes in partners' capital and comprehensive income and cash flows present fairly, in all material respects, the financial position of AllianceBernstein L.P. and its subsidiaries (“AllianceBernstein”) at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, AllianceBernstein maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). AllianceBernstein's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on AllianceBernstein's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
February 22, 2008

Report of Independent Registered Public Accounting Firm

The General Partner and Unitholders
AllianceBernstein L.P.:

We have audited the accompanying consolidated statements of income, changes in partners’ capital and comprehensive income and cash flows for the year ended December 31, 2005 of AllianceBernstein L.P. and subsidiaries (“AllianceBernstein”), formerly Alliance Capital Management L.P. These consolidated financial statements are the responsibility of the management of the General Partner. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of AllianceBernstein for the year ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

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

Management assessed the effectiveness of each of Holding’s and AllianceBernstein’s internal control over financial reporting as of December 31, 2007. In making its assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (“COSO criteria”).

Based on its assessment, management concluded that, as of December 31, 2007, each of Holding and AllianceBernstein maintained effective internal control over financial reporting based on the COSO criteria.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the 2007 financial statements included in this Form 10-K, has issued an attestation report on the effectiveness of each of Holding’s and AllianceBernstein’s internal control over financial reporting as of December 31, 2007. These reports can be found in Item 8.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the fourth quarter of 2007 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.         Other Information

Both AllianceBernstein and Holding reported all information required to be disclosed on Form 8-K during the fourth quarter of 2007.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

General Partner

The Partnerships’ activities are managed and controlled by the General Partner; the Board of Directors of the General Partner (“Board”) acts as the Board of each of the Partnerships. The General Partner has agreed that it will conduct no active business other than managing the Partnerships, although it may make certain investments for its own account. Neither AllianceBernstein Unitholders nor Holding Unitholders have any rights to manage or control the Partnerships, or to elect directors of the General Partner. The General Partner is an indirect, wholly-owned subsidiary of AXA.

The General Partner does not receive any compensation from AllianceBernstein or Holding for services rendered to them as their general partner. The General Partner holds a 1% general partnership interest in AllianceBernstein and 100,000 units of general partnership interest in Holding. Each general partnership unit in Holding is entitled to receive distributions equal to those received by each limited partnership unit.

The General Partner is entitled to reimbursement by AllianceBernstein for any expenses it incurs in carrying out its activities as general partner of the Partnerships, including compensation paid by the General Partner to its directors and officers (to the extent such persons are not compensated directly by AllianceBernstein).

Directors and Executive Officers

As of January 31, 2008, the directors and executive officers of the General Partner were as follows (officers of the General Partner also serve as officers of AllianceBernstein and Holding):

Name	Age	Position
Lewis A. Sanders	61	Chairman of the Board and Chief Executive Officer
Dominique Carrel-Billiard	41	Director
Henri de Castries	53	Director
Christopher M. Condron	60	Director
Denis Duverne	54	Director
Richard S. Dziadzio	44	Director
Peter Etzenbach	40	Director
Deborah S. Hechinger	57	Director
Weston M. Hicks	51	Director
Gerald M. Lieberman	61	Director, President and Chief Operating Officer
Lorie A. Slutsky	55	Director
A.W. (Pete) Smith, Jr.	64	Director
Peter J. Tobin	63	Director
Lawrence H. Cohen	46	Executive Vice President
Laurence E. Cranch	61	Executive Vice President and General Counsel
Edward J. Farrell	47	Senior Vice President and Controller
Sharon E. Fay	47	Executive Vice President
Marilyn G. Fedak	61	Executive Vice President
James A. Gingrich	49	Executive Vice President
Mark R. Gordon	54	Executive Vice President
Thomas S. Hexner	51	Executive Vice President
Robert H. Joseph, Jr.	60	Senior Vice President and Chief Financial Officer
Mark R. Manley	45	Senior Vice President, Deputy General Counsel and Chief Compliance Officer
Seth J. Masters	48	Executive Vice President
Marc O. Mayer	50	Executive Vice President
Douglas J. Peebles	42	Executive Vice President
Jeffrey S. Phlegar	41	Executive Vice President
James G. Reilly	46	Executive Vice President
Lisa A. Shalett	44	Executive Vice President
David A. Steyn	48	Executive Vice President
Gregory J. Tencza	41	Executive Vice President
Christopher M. Toub	48	Executive Vice President

Biographies

Mr. Sanders was elected Chairman of the Board of the General Partner effective January 1, 2005 and Chief Executive Officer of AllianceBernstein effective July 1, 2003. Before taking on his current roles, he had served as Vice Chairman and Chief Investment Officer since the Bernstein Transaction in 2000. Prior to the Bernstein Transaction, Mr. Sanders had served as Chairman and Chief Executive Officer of Bernstein since 1992; he began his career with Bernstein in 1968 as a research analyst. Mr. Sanders is the Chairman and Chief Executive Officer of SCB Inc.

Mr. Carrel-Billiard was elected a Director of the General Partner in July 2004. He has been Chief Executive Officer of AXA Investment Managers, a subsidiary of AXA (“AXA IM”), since June 13, 2006. Mr. Carrel-Billiard joined AXA on June 1, 2004 as the Senior Vice President-Business Support and Development in charge of AXA Financial, asset management and reinsurance. Prior to joining AXA, Mr. Carrel-Billiard was a Partner of McKinsey and Company where he specialized in the financial services industry. During the 12 years he spent at McKinsey, Mr. Carrel-Billiard worked on a broad array of topics (including insurance, asset gathering and management, and corporate and investment banking) for the top management of international banks, insurance companies, including AXA, and other financial services groups. Mr. Carrel-Billiard also led the European Retail Savings and Life Insurance practice, with focus on distribution issues for asset gathering products to retail investors.

Mr. de Castries was elected a Director of the General Partner in October 1993. Since May 3, 2000, he has been Chairman of the Management Board of AXA. Prior thereto, he served AXA in various capacities, including Vice Chairman of the AXA Group Management Board; Senior Executive Vice President-Financial Services and Life Insurance Activities in the United States, Germany, the United Kingdom, and Benelux from 1996 to 2000; Executive Vice President-Financial Services and Life Insurance Activities from 1993 to 1996; General Secretary from 1991 to 1993; and Central Director of Finances from 1989 to 1991. He is also a director or officer of AXA Financial, AXA Equitable, and various other subsidiaries and affiliates of the AXA Group. Mr. de Castries was elected Vice Chairman of AXA Financial on February 14, 1996 and was elected Chairman of AXA Financial, effective April 1, 1998.

Mr. Condron was elected a Director of the General Partner in May 2001. He has been Director, President and Chief Executive Officer of AXA Financial since May 2001. He is Chairman of the Board, Chief Executive Officer and President of AXA Equitable and a member of the AXA Group Management Board. In addition, Mr. Condron is Chairman of the Board, President and Chief Executive Officer of MONY Life Insurance Company, which AXA Financial acquired in July 2004. Prior to joining AXA Financial, Mr. Condron served as both President and Chief Operating Officer of Mellon Financial Corporation (“Mellon”), from 1999, and as Chairman and Chief Executive Officer of The Dreyfus Corporation, a subsidiary of Mellon, from 1995. Mr. Condron is a member of the Board of Directors of KBW, Inc., a full-service investment bank and broker-dealer. He also serves as Chairman of KBW’s compensation committee and as a member of its audit committee and its corporate governance and nominating committee.  Mr. Condron is also a member of the Board of Directors of The American Council of Life Insurers and the Financial Services Round Table (“FSR”); he is the 2008 Chairman–Elect of the FSR.

Mr. Duverne was elected a Director of the General Partner in February 1996. He has been Chief Financial Officer of AXA since May 2003 and a member of the AXA Group Management Board since February 2003.  From January 2000 to May 2003, Mr. Duverne served as Group Executive Vice President-Finance, Control and Strategy. Mr. Duverne joined AXA as Senior Vice President in 1995. He is a Director of AXA Financial, AXA Equitable, and various other subsidiaries and affiliates of the AXA Group.

Mr. Dziadzio was re-elected a Director of the General Partner in May 2007.  (He had previously served on the Board from February 2001 to May 2004.)  He is Executive Vice President and Chief Financial Officer of AXA Financial. He joined the AXA Group in 1994 as a senior analyst in the corporate finance department, working primarily on mergers and acquisitions. In 1997, he was promoted to corporate finance officer, handling corporate finance activities for the group in insurance and asset management in the U.S. and U.K. In 1998, Mr. Dziadzio became head of finance and administration for AXA Real Estate Investment Managers, a subsidiary of AXA. From February 2001 to June 2004, he was responsible for business support and development for AXA Financial, AllianceBernstein, and AXA IM. Mr. Dziadzio joined AXA Financial in July 2004, and was elected Executive Vice President of AXA Equitable in September 2004. He became Executive Vice President and Deputy Chief Financial Officer of AXA Financial and AXA Equitable in September 2005.

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

Ms. Hechinger was elected a Director of the General Partner in May 2007. Currently an independent consultant on non-profit governance, she was President and Chief Executive Officer of BoardSource, a leading governance resource for non-profit organizations, from 2003 to 2007. From 2004 to 2007, Ms. Hechinger also served as co-convener of the Governance and Fiduciary Responsibilities work group, one of the five groups established by the Panel on the Nonprofit Sector to make recommendations to Congress on ways to improve the governance and accountability of non-profit organizations. She also served on the Advisory Board for the Center for Effective Philanthropy and was a Member of the Ethics and Accountability Committee at Independent Sector. Prior to joining BoardSource, Ms. Hechinger was the Executive Vice President of the World Wildlife Fund, a large, global conservation organization, where she oversaw all fundraising, communication and operations activities. She has also served as Deputy Comptroller and Director of the Securities and Corporate Practices Division at the Office of the Comptroller of the Currency and has held senior executive positions in the Division of Enforcement at the SEC.

Mr. Hicks was elected a Director of the General Partner in July 2005. He has been a Director and the President and chief executive officer of Alleghany Corporation (“Alleghany”), an insurance and diversified financial services holding company, since December 2004 and was Executive Vice President of Alleghany from October 2002 until December 2004. From March 2001 through October 2002, Mr. Hicks was Executive Vice President and Chief Financial Officer of The Chubb Corporation.

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

Ms. Slutsky was elected a Director of the General Partner in July 2002. Since January 1990, she has been President and Chief Executive Officer of The New York Community Trust, a $2 billion community foundation which annually grants more than $150 million. Ms. Slutsky has been a Director of AXA Financial, AXA Equitable, and certain other subsidiaries of AXA Financial since September 2006.

Mr. Smith was elected a Director of the General Partner in July 2005. The former CEO of Watson Wyatt Worldwide, he was also President of the Private Sector Council, a non-profit public service organization dedicated to improving the efficiency of the federal government, from September 2000 until May 2005. Mr. Smith has been President of Smith Consulting since June 2005.

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

Ms. Fedak, a Chartered Financial Analyst, joined Bernstein in 1984 as a senior portfolio manager. An Executive Vice President of AllianceBernstein since 2000, she is Head of Global Value Equities and Chair of the U.S. Large Cap Value Equity Investment Policy Group. From 1993 through 2003, Ms. Fedak was Chief Investment Officer for U.S. Value Equities; in 2003, she named a Co-CIO. Ms. Fedak is the President of Sanford C. Bernstein Fund, Inc.  She is also a Director of SCB Inc.

Mr. Gingrich joined Bernstein in 1999 as a senior research analyst covering the U.S. household and personal products industry. He became an Executive Vice President of AllianceBernstein and the Chairman and Chief Executive Officer of SCB LLC in February 2007. Prior to becoming Chairman and CEO of SCB LLC, Mr. Gingrich served as Global Director of Research. Mr. Gingrich was elected a Senior Vice President of AllianceBernstein in 2002.

Mr. Gordon, a Chartered Financial Analyst, joined Bernstein in 1983 and currently serves as Director of Global Quantitative Research of AllianceBernstein, co-head of Alternative Investments, and Chief Investment Officer for the Global Diversified Funds. He was elected an Executive Vice President of AllianceBernstein in February 2004. Mr. Gordon previously served as Bernstein’s Head of Risk Management, Director of Product Development, and Director of Quantitative Research.

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

Mr. Mayer joined Bernstein in 1989 as a research analyst and later became research director in the institutional research services group.  He  has been an Executive Vice President of AllianceBernstein since 2000 and was elected Executive Managing Director of AllianceBernstein Investments in November 2003.  Mr. Mayer had been Head of AllianceBernstein Institutional Investments from 2001 until that time. Prior to 2001, Mr. Mayer was Head of SCB LLC. Mr. Mayer is President of the U.S. Funds (other than the SCB Funds), and he is a Director of SCB Inc.

Mr. Peebles joined AllianceBernstein in 1987 and has been an Executive Vice President of AllianceBernstein and Co-Chief Investment Officer of Fixed Income since 2004. He is Co-Chairman of the Fixed Income Investment Strategy Committee. He is also Director of Global Fixed Income, with investment responsibility for the institutional and retail global fixed income portfolios managed by AllianceBernstein.  His responsibilities include formulating daily portfolio management and risk decisions.  From February 1998 until April 2004, Mr. Peebles served as a Senior Vice President in Global Fixed Income.

Mr. Phlegar joined AllianceBernstein in 1993 and has been an Executive Vice President of AllianceBernstein and Co-Chief Investment Officer of Fixed Income since 2004. He is Co-Chairman of the Fixed Income Investment Strategy Committee.  Mr. Phlegar oversees the portfolio managers and research analysts responsible for Fixed Income AUM across AllianceBernstein’s three distribution channels, Institutional Investments, Retail, and Private Client, worldwide.  He served as a Senior Vice President in U.S. Investment Grade Fixed Income from 1998 until 2004. Prior to joining AllianceBernstein, Mr. Phlegar managed high grade securities for regulated insurance entities at Equitable Capital Management Corporation, which AllianceBernstein acquired in 1993.

Mr. Reilly joined AllianceBernstein in 1985 as a Vice President and quantitative and fundamental research analyst covering airlines and railroads, and is currently the U.S. Large Cap Growth team leader. He has been an Executive Vice President since 1999 and a portfolio manager with AllianceBernstein’s large cap growth team since 1988. Mr. Reilly was a Senior Vice President of AllianceBernstein from 1993 until 1999.

Ms. Shalett joined Bernstein in 1995 and has been Executive Vice President of AllianceBernstein since November 2002. In February 2007, she joined the management team of Alliance Growth Equities as the Global Research Director and was named Global Head of Growth Equities in January 2008. For the four years prior, Ms. Shalett was Chair and Chief Executive Officer of SCB LLC, the firm’s institutional research brokerage business. Previously, Ms. Shalett served as Director of Global Research for the sell-side and served as a senior research analyst covering capital goods and diversified industrials.

Mr. Steyn joined Bernstein in 1999, having been the founding co-Chief Executive Officer of Bernstein’s London office, and has been Executive Vice President and Global Head of Client Service and Marketing since April 2007.  In this role, the Heads of AllianceBernstein’s three distribution channels, Institutional Investments, Retail and Private Client, report to him.  Prior to serving in this role, Mr. Steyn had been Executive Vice President and Head of AllianceBernstein Institutional Investments since November 2003. Mr. Steyn was elected a Senior Vice President of AllianceBernstein in 2000.

Mr. Tencza joined Bernstein in 1997 as Director of Consultant Relations for Institutions and has been Executive Vice President and Head of Institutional Investments since May 2007, overseeing AllianceBernstein’s institutional business worldwide. From May 2006 until assuming his most recent post, he was senior managing director and Head of Global Sales and Client Service. Previously, Mr. Tencza was Head of Institutional Global Business Development and Consultant Relations, after having served as product manager for Global Value Equities between 2000 and 2002.

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

Corporate Governance

Board of Directors

The Board holds quarterly meetings, generally in February, May, July or August, and November of each year, and holds special meetings or takes action by unanimous written consent as circumstances warrant. The Board has standing Executive, Audit, Corporate Governance, and Compensation Committees, each of which is described in further detail below. Of the directors, only Mr. Dziadzio attended fewer than 75% of the aggregate of all Board and committee meetings which he was entitled to attend in 2007.

 Committees of the Board

The Executive Committee of the Board (“Executive Committee”) is composed of Ms. Slutsky and Messrs. Condron, Duverne, Lieberman, Sanders (Chair), and Tobin. The Executive Committee exercises all of the powers and authority of the Board (with limited exceptions) when the Board is not in session, or when it is impractical to assemble the Board. The Executive Committee held five meetings in 2007.

The Corporate Governance Committee of the Board (“Governance Committee”) is composed of Mr. Condron, Ms. Hechinger, Mr. Sanders, and Ms. Slutsky (Chair). The Governance Committee assists the Board in (i) identifying and evaluating qualified individuals to become Board members; (ii) determining the composition of the Board and its committees; (iii) developing and monitoring a process to assess Board effectiveness; (iv) developing and implementing our corporate governance guidelines; and (v) reviewing our policies and programs that relate to matters of corporate responsibility of the General Partner and the Partnerships. The Governance Committee held three meetings in 2007.

The Audit Committee of the Board (“Audit Committee”) is composed of Messrs. Hicks, Smith, and Tobin (Chair). The primary purposes of the Audit Committee are to: (i) assist the Board in its oversight of (1) the integrity of the financial statements of the Partnerships, (2) the Partnerships’ status and system of compliance with legal and regulatory requirements and business conduct, (3) the independent registered public accounting firm’s qualification and independence, and (4) the performance of the Partnerships’ internal audit function; and (ii) oversee the appointment, retention, compensation, evaluation, and termination of the Partnerships’ independent registered public accounting firm. Consistent with this function, the Audit Committee encourages continuous improvement of, and fosters adherence to, the Partnerships’ policies, procedures, and practices at all levels. With respect to these matters, the Audit Committee provides an open avenue of communication among the independent registered public accounting firm, senior management, the Internal Audit Department, and the Board. The Audit Committee held nine meetings in 2007.

The functions of each of the committees discussed above are more fully described in the respective committee’s charter, each of which is available on our Internet site (http://www.alliancebernstein.com).

The Compensation Committee of the Board (“Compensation Committee”) is composed of Mr. Condron (Chair), Mr. Sanders, Ms. Slutsky and Mr. Smith. For additional information about the Compensation Committee, see “Executive Compensation - Compensation Discussion & Analysis” in Item 11.

In 2003, the Board appointed a Special Committee, now consisting of Ms. Slutsky and Mr. Tobin (Chair), to oversee a number of matters relating to investigations by the NYAG, the SEC, and other regulators. The Special Committee remains responsible for overseeing the handling of a related unitholder derivative suit and the distribution of the Restitution Fund (for additional information, see “Business - Regulation” in Item 1). The members of the Special Committee do not receive any additional compensation for their service on the Special Committee, apart from the ordinary meeting fees described in “Executive Compensation - Director Compensation” in Item 11. The Special Committee did not meet during 2007.

Audit Committee Financial Experts

In January 2007 and January 2008, the Governance Committee, after reviewing materials prepared by management, recommended that the Board determine that each of Weston M. Hicks and Peter J. Tobin is an “audit committee financial expert” within the meaning of Item 401(h) of Regulation S-K. The Board so determined at its regular meeting in February 2007 and February 2008. The Board also determined at these meetings that each member of the Audit Committee (Messrs. Hicks, Smith, and Tobin) is financially literate and possesses accounting or related financial management expertise, as contemplated by Section 303A.07(a) of the NYSE Listed Company Manual.

Independence of Certain Directors

In January 2007, the Governance Committee, after reviewing materials prepared by management, recommended that the Board determine that each of Mr. Hicks, Ms. Slutsky, Mr. Smith, and Mr. Tobin is “independent” within the meaning of Section 303A.02 of the NYSE Listed Company Manual. The Board considered immaterial relationships of Mr. Hicks (relating to Alleghany Corporation being a client of SCB LLC and Mr. Hicks being a former employee of Bernstein), and Ms. Slutsky (relating to contributions made by AllianceBernstein to The New York Community Trust, of which she is President and Chief Executive Officer) and then determined, at its February 2007 regular meeting, that each of Mr. Hicks, Ms. Slutsky, Mr. Smith, and Mr. Tobin is independent within the meaning of the relevant rules.

In January 2008, the Governance Committee, after reviewing materials prepared by management, recommended that the Board determine that each of Ms. Hechinger, Mr. Hicks, Ms. Slutsky, Mr. Smith, and Mr. Tobin is “independent” within the meaning of Section 303A.02 of the NYSE Listed Company Manual. The Board considered immaterial relationships of Ms. Hechinger (relating to her service as an executive officer of BoardSource concurrently with Ms. Slutsky serving as that company’s Chairperson), Mr. Hicks (relating to Alleghany Corporation being a client of SCB LLC and Mr. Hicks having been employed by Bernstein from 1991 to 1999), and Ms. Slutsky (relating to contributions made by AllianceBernstein to The New York Community Trust, of which she is President and Chief Executive Officer) and then determined, at its February 2008 regular meeting, that each of Ms. Hechinger, Mr. Hicks, Ms. Slutsky, Mr. Smith, and Mr. Tobin is independent within the meaning of the relevant rules.

Code of Ethics and Related Policies

All of our directors, officers and employees are subject to our Code of Business Conduct and Ethics. The code is intended to comply with Section 303A.10 of the NYSE Listed Company Manual, Rule 204A-1 under the Investment Advisers Act and Rule 17j-1 under the Investment Company Act and with recommendations issued by the Investment Company Institute regarding, among other things, practices and standards with respect to securities transactions of investment professionals. The Code of Business Conduct and Ethics establishes certain guiding principles for all of our employees, including sensitivity to our fiduciary obligations and ensuring that we meet those obligations. Our Code of Business Conduct and Ethics may be found in the “Corporate Governance” portion of our Internet site (http://www.alliancebernstein.com).

We have adopted a Code of Ethics for the Chief Executive Officer and Senior Financial Officers, which is intended to comply with Section 406 of the Sarbanes-Oxley Act of 2002 (“Item 406 Code”). The Item 406 Code was adopted on October 28, 2004 by the Executive Committee. We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding certain amendments to, or waivers from, provisions of the Item 406 Code that apply to the Chief Executive Officer, Chief Financial Officer and Controller by posting such information on our Internet site (http://www.alliancebernstein.com).  To date, there have been no such amendments or waivers.

NYSE Governance Matters

Section 303A.00 of the NYSE Listed Company Manual exempts limited partnerships from compliance with the following sections of the Manual:  Section 303A.01 (board must have a majority of independent directors), 303A.04 (corporate governance committee must have only independent directors as its members), and 303A.05 (compensation committee must have only independent directors as its members). Holding is a limited partnership (as is AllianceBernstein). In addition, because the General Partner is a wholly-owned subsidiary of AXA, and the General Partner controls Holding (and AllianceBernstein), we believe we would also qualify for the “controlled company” exemption. Notwithstanding the foregoing, the Board has adopted a Corporate Governance Committee Charter that complies with Section 303A.04 and a Compensation Committee Charter that complies with Section 303A.05.  However, not all members of these committees are independent.

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

The Corporate Governance Committee is responsible for considering any request for a waiver under the Code of Business Conduct and Ethics, the Item 406 Code, the AXA Code of Business Conduct, and AXA Financial Policy Statement on Ethics from any director or executive officer of the General Partner. Any such waiver that has been granted would be set forth in the “Corporate Governance” portion of our Internet site (http://www.alliancebernstein.com).

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

Our Internet site (http://www.alliancebernstein.com), under the heading “Contact our Directors”, provides an e-mail address for any interested party, including unitholders, to communicate with the Board of Directors. Our Corporate Secretary reviews e-mails sent to that address and has some discretion in determining how or whether to respond, and in determining to whom such e-mails should be forwarded. In our experience, substantially all of the e-mails received are ordinary client requests for administrative assistance that are best addressed by management or solicitations of various kinds.

The 2007 Certification by our Chief Executive Officer under NYSE Listed Company Manual Section 303A.12(a) was submitted to the NYSE on March 26, 2007.

Certifications by our Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 have been furnished as exhibits to this Form 10-K.

Holding Unitholders and AllianceBernstein Unitholders may request a copy of any committee charter, the Guidelines, the Code of Business Conduct and Ethics, and the Item 406 Code by contacting the Corporate Secretary of AllianceBernstein (corporate.secretary@alliancebernstein.com). The charters and memberships of the Executive, Audit, Corporate Governance, and Compensation Committees, may be found in the “Corporate Governance” portion of our Internet site (http://www.alliancebernstein.com).

Management Committees

The Management Executive Committee is composed of Messrs. Cohen, Cranch, Gingrich, Gordon, Hexner, Lieberman, Manley, Masters, Mayer, Peebles, Phlegar, Reilly, Sanders, Steyn, Tencza and Toub, and Mses. Fay, Fedak, and Shalett, who together are the group of key executives responsible for managing AllianceBernstein, enacting strategic initiatives, and allocating resources to our company’s various departments. Mr. Sanders serves ex-officio as Chairman of the Management Executive Committee. The Management Executive Committee meets on a regular basis and at such other times as circumstances warrant.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires directors of the General Partner and executive officers of the Partnerships, and persons who own more than 10% of the Holding Units or AllianceBernstein Units, to file with the SEC initial reports of ownership and reports of changes in ownership of Holding Units or AllianceBernstein Units. To the best of management’s knowledge, during 2007: (i) all Section 16(a) filing requirements relating to Holding were complied with, except that a Form 3 was filed late for Mr. Dziadzio in respect of his election to the Board in May 2007, a Form 4 was filed late for Mr. Cohen in respect of his January 2007 award under the Special Option Program (the Special Option Program is more fully discussed below in “Compensation Discussion and Analysis” in Item 11), a Form 4 was filed late for Ms. Slutsky in respect of a gift of Holding Units she made in March 2006, and a Form 4 was filed late for Mr. Toub in respect of the Holding Units withheld from his December 2007 employee deferred compensation distribution to pay a portion of applicable withholding taxes; and (ii) all Section 16(a) filing requirements relating to AllianceBernstein were complied with, except that a Form 3 was filed late for Mr. Dziadzio in respect of his election to the Board. You can find our Section 16 filings under “Investor & Media Relations” / “Reports & SEC Filings” on our Internet site (http://www.alliancebernstein.com).

Item 11.	Executive Compensation

Compensation Discussion and Analysis (“CD&A”)

Overview of Compensation Philosophy and Program

Our employees’ intellectual capital is collectively the most important asset of our firm. We invest in people - we hire qualified people, train them, encourage them to give their best thinking to the firm and our clients, and compensate them in a manner designed to motivate and retain them. As a result, the costs of employee compensation and benefits are significant, comprising approximately 58% of our operating expenses and representing approximately 41% of our net revenues for 2007.  These percentages are not unusual for companies in the financial services industry. The magnitude of this expense also requires that it be monitored by management, and overseen by the Board, with the particular attention of the Compensation Committee.

We believe that the quality, skill, and dedication of our executive officers are critical to enhancing the long-term value of our company. Our key compensation goals are to attract highly-qualified executive talent, provide rewards for the past year’s performance, provide incentives for future performance, align our executives’ long-term interests with those of our clients and Unitholders, and retain our key leaders. We believe that fundamental success in achieving good results for the firm, and for our Unitholders, must flow from achieving investment success for our clients. Accordingly, in recent years, our deferred incentive compensation program has encouraged our executives to allocate their awards on a notional basis to the investment products we offer to our clients, in addition to notional investments in Holding Units and, in certain cases (see below), investments in options to buy Holding Units.

Historically, we have used a variety of compensation elements to achieve the goals described above. Currently, we use base salary, annual cash bonuses, a deferred compensation plan (the Amended and Restated AllianceBernstein Partners Compensation Plan, “Partners Plan”), a defined contribution plan, and Holding Unit options, all of which are discussed in more detail below.

We do not set firm-wide financial performance targets (such as earnings per unit, market capitalization, net income or organic growth) and, therefore, management efforts are not directed at meeting any such specific targets. Estimates are developed for budgeting and strategic planning purposes, but employee and officer compensation is not directly tied to “hitting” or “missing” financial performance targets.  Some salespeople do have compensation incentives based on sales levels.

Our incentive compensation, consisting of annual cash bonuses and awards of deferred compensation, is intended to encourage our officers to remain with the firm.  Annual cash bonuses provide a shorter-term incentive to remain through year-end because such bonuses are typically paid during the last week of the year.  Deferred awards encourage longer-term retention because such awards vest over time and are subject to forfeiture; recipients are therefore discouraged from leaving.

The gross amount of incentive compensation – that is, the “bonus pool” available to pay annual cash bonuses and make deferred awards – is a function of our overall financial performance.  The bonus pool is based on formula-driven calculations (with separate calculations for cash bonuses and deferred awards) using annual operating income and institutional research services revenues.  It may be increased or decreased in the discretion of management, subject to the approval of the Compensation Committee, to maintain appropriate levels of compensation.  This results in an “adjusted bonus pool” (discussed below).  In the past three years, we granted incentive compensation awards that, in the aggregate, were significantly less than the bonus pool calculation permitted.

Decisions about executive officer compensation are based primarily on our assessment of each executive’s leadership, operational performance, and potential to enhance investment returns and service for our clients and, in doing so, contribute to long-term Unitholder value. We rely upon our judgment about each executive’s performance — rather than utilizing quantitative formulas — in determining the amount and mix of compensation elements and whether each particular payment or award provides an appropriate reward for the current year’s performance. Key factors that we consider include: performance compared to the operational and strategic goals established for the executive at the beginning of the year; nature, scope, and level of responsibilities; contribution of the executive’s business unit to the company’s commitment to create and maintain a fiduciary culture in which clients’ interests are paramount; and contribution to our overall financial results.

We also consider each executive’s current salary, and prior-year cash bonus and deferred award, the appropriate balance between incentives for long-term and short-term performance, and the compensation paid to the executive’s peers within the company. In addition, we review information provided by McLagan Partners, compensation consultants retained by management, about compensation levels at other companies.  In general, we believe that key employees should be well-compensated, but that significant portions of compensation should be deferred and earned for service in future periods, which provides an incentive for key employees to remain with the firm.

In addition to the benefits of aligning the interests of employees and clients, we recognize that there are benefits to aligning the interests of employees and Unitholders.  Our CEO’s employment agreement was amended in 2007 to require that half of his unvested balance be allocated to Holding Units and that half of his future awards be allocated to Holding Units (in each case, the other half must be allocated to investment services offered to clients by AllianceBernstein).  Before this amendment, the agreement did not permit Mr. Sanders to allocate any portion of his deferred awards to Holding Units.  In addition, there is a small group of senior officers to whom we wish to provide additional financial incentives to remain with AllianceBernstein because executive management believes they constitute the next generation of firm leadership or because of their exceptional individual contributions to the company’s success. Accordingly, in January 2007, the Compensation Committee approved the Special Option Program (“Special Option Program”). The Special Option Program permits selected senior officers to voluntarily allocate up to a specified portion of their annual deferred compensation award to options to buy Holding Units (“Allocated Award Options”); the firm matches this allocation on a two-for-one basis (“Match Options”). Members of the Management Executive Committee generally do not receive awards under the Special Option Program.

The value allocated to each option granted under the Special Option Program equals the Black-Scholes value of the option calculated on the option grant date. The exercise price for each option is equal to the price of a Holding Unit as reported for NYSE composite transactions at the close of trading on the option grant date. The option grant date is the date of the meeting of the Compensation Committee at which it approved the granting of the options. Allocated Award Options have a 10-year term and vest in equal annual increments on each of the first five anniversaries of the grant date; Match Options have an 11-year term and vest in equal annual increments on each of the sixth through tenth anniversaries of the grant date.

Options granted on January 26, 2007 pursuant to the Special Option Program represent the first Holding Unit options granted to employees as part of their year-end compensation packages since December 2002. Independent directors receive annual grants of Holding Unit options and Restricted Units (for additional information about these awards, see “Director Compensation” below).

Compensation Elements for Executive Officers

Below we describe the major elements of our executive compensation.

1. Base Salary. Base salaries make up a small portion of executive officers’ total compensation and are maintained at low levels relative to salaries of executives at peer firms; except for the CEO and amounts reflecting foreign exchange rates related to service in non-U.S. locations, no executive officers at the firm were paid a base salary greater than $200,000. Within the relatively narrow range of base salaries paid to executive officers, we consider individual experience, responsibilities and tenure with the firm. The salaries we paid during 2007 to our chief executive officer, chief financial officer, and our three most highly compensated executive officers (the “named executive officers”) are shown in column (c) of the Summary Compensation Table.

2. Cash Bonus. We pay annual cash bonuses in late December from the cash portion of the bonus pool to reward individual performance for the year. These bonuses are based on management’s evaluation (subject to the Compensation Committee’s review and approval) of each executive’s performance during the year, and the performance of the executive’s business unit or function, compared to business and operational goals established at the beginning of the year, and in the context of our overall financial performance. The aggregate amount of cash bonuses awarded to all employees is limited by the size of the cash portion of the adjusted bonus pool. The cash bonuses we awarded in 2007 to our named executive officers are shown in column (d) of the Summary Compensation Table.

In 2007, the calculations described above resulted in a larger bonus pool than in 2006, and total cash incentive compensation in 2007 was therefore higher than in the prior year, primarily due to higher headcount.  However, turbulence in the global financial markets during the second half of the year adversely affected our firm’s financial results, in particular our performance-based investment management fees (for additional information about these fees, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7).  Given these results, and in light of our increased headcount, we determined generally to award senior officers cash bonuses equal to those received in 2006, while increasing appropriately the amount of their deferred awards.

3. Deferred Compensation. The Partners Plan is an unfunded, non-qualified deferred compensation plan under which awards may be granted to eligible employees. Since 2001, participants have been permitted to allocate their Partners Plan awards in a combination of notional investments in certain of our investment services offered to clients and notional investments in Holding Units. Since 2003, no more than 50% of an annual award may be allocated to Holding Units. As described above, we have created a Special Option Program which permits a limited number of senior officers to allocate a portion of their Partners Plan award to options to buy Holding Units. A participant’s allocation to options is subject to this 50% limitation.  The aggregate amount of all deferred compensation available for award to employees is limited by the size of the deferred portion of the adjusted bonus pool.  The 2007 deferred compensation awards granted to our named executive officers are shown in column (i) of the Summary Compensation Table and column (c) of the Non-Qualified Deferred Compensation Table.

The value used for Holding Units to effect a participant’s allocation to Holding Units (excluding Holding Unit options) is the closing price as reported for NYSE composite transactions on a day shortly following the release of fourth quarter earnings. If the trust does not hold a sufficient number of Holding Units to fulfill the aggregate amount of participant allocations, the company issues the needed amount of Holding Units under an existing equity compensation plan, effective as of this same day.

Since 2001, vesting periods for Partners Plan awards have ranged from four years to immediate, depending on the age of the participant; all awards fully vest if a participant remains in our employ through December 1 in the year during which he or she turns 65. Upon vesting, awards are distributed to participants unless the participant has, in advance, voluntarily elected to defer receipt to future periods. Quarterly cash distributions on unvested Holding Units for which a deferral election has not been made are paid currently to participants. Quarterly cash distributions on vested and unvested Holding Units for which a voluntary deferral election has been made, and earnings credited on investment services, are reinvested and distributed as elected by participants. These are shown as “earnings” in column (d) of the Non-Qualified Deferred Compensation Table.

4. Special Option Program. As discussed above, in January 2007 the Compensation Committee approved the Special Option Program, which provides for a select group of senior officers recommended by management and approved by the Compensation Committee to allocate a portion of their Partners Plan awards to options to buy Holding Units, and to receive a two-for-one match of such allocated amount. Because the Special Option Program is designed to retain individuals whom we believe will constitute the next generation of the firm’s leadership, our named executive officers were not selected to participate in the Special Option Program.

5. Defined Contribution Plan. All employees are eligible to participate in the Amended and Restated Profit Sharing Plan for Employees of AllianceBernstein L.P. (“Profit Sharing Plan”), a tax-qualified plan. The Compensation Committee determines the amount of company contributions (both the level of annual matching by the firm of an employee’s pre-tax salary deferral contributions and the annual company profit sharing contribution). In recent years, we have matched employee deferral contributions on a one-to-one basis up to five percent of eligible compensation; profit sharing contributions have been an additional five percent of eligible compensation.  Company contributions to the Profit Sharing Plan on behalf of the named executive officers are shown in column (i) of the Summary Compensation Table.

6. CEO Arrangements.  Mr. Sanders, our chief executive officer, is compensated in accordance with the October 2006 employment agreement, as amended, between himself and our company (“Employment Agreement”).  The Employment Agreement is described below under “Other Information regarding Compensation of Named Executive Officers”.  The Employment Agreement sets minimum amounts of annual base salary ($275,000) and of deferred compensation awards (one percent of the firm’s adjusted consolidated operating income).  The Compensation Committee may award amounts in excess of each minimum; they did not do so at year-end 2007.  Mr. Sanders is not paid a cash bonus.  Substantially all of the compensation paid to Mr. Sanders under the Employment Agreement vests on a deferred basis in accordance with the terms of the Employment Agreement and is distributed to Mr. Sanders upon vesting. The deferral of such awards, and the notional investments available for such awards, are designed to serve the same retention function as the deferral of Partners Plan awards. At year-end 2007, Mr. Sanders was required to allocate his 2007 award in a manner that would result in his aggregate deferred balance being 50% invested in Holding Units and 50% in investment services offered to clients by AllianceBernstein.  In future years, 50% of each award must be allocated to notional investments in each of Holding Units and investment services offered to clients.

Compensation Committee

The Compensation Committee is composed of Mr. Condron (Chair), Mr. Sanders, Ms. Slutsky and Mr. Smith. As discussed elsewhere (see “Directors, Executive Officers and Corporate Governance - NYSE Governance Matters” in Item 10), because it is a limited partnership, Holding is exempt from NYSE rules that require public companies to have a compensation committee made up solely of independent directors. Because AXA owns, indirectly, an approximate 63.2% economic interest in AllianceBernstein, and because compensation expense is such a significant factor in our financial results, Mr. Condron, President and Chief Executive Officer of AXA Financial, serves as chairman of the Compensation Committee.

The Compensation Committee has general oversight of compensation and compensation-related matters, including, but not limited to: (i) determining cash bonuses; (ii) determining contributions and awards under incentive plans or other compensation arrangements (whether qualified or non-qualified) for employees of AllianceBernstein and its subsidiaries, and amending or terminating such plans or arrangements or any welfare benefit plan or arrangement or making recommendations to the Board with respect to adopting any new incentive compensation plan, including equity-based plans; (iii) reviewing and approving corporate goals and objectives relevant to the compensation of our chief executive officer, evaluating his performance in light of those goals and objectives, and determining and approving his compensation level based on this evaluation (Mr. Sanders recuses himself from voting on his own compensation); and (iv) reviewing the CD&A, and recommending to the Board its inclusion in the Partnerships’ Forms 10-K. In December 2007, the Compensation Committee delegated responsibility for managing AllianceBernstein’s non-qualified plans to the Omnibus Committee for Non-Qualified Plans, a newly-formed committee whose five members are senior officers of AllianceBernstein. The Compensation Committee held three meetings in 2007, including the approval of the Special Option Program and related awards on January 26, 2007.

The Compensation Committee’s year-end process has generally focused on the cash bonus and deferred awards granted to senior management, including awards to Mr. Sanders under the Employment Agreement. Mr. Sanders plays an active role in the work of the Compensation Committee. Messrs. Lieberman and Sanders, working with other members of senior management, provide recommendations of awards to the Compensation Committee for their consideration. Management periodically retains McLagan Partners to assist in providing industry benchmarking data to the Compensation Committee. The Compensation Committee has not retained its own consultants.

The Compensation Committee’s functions are more fully described in the committee’s charter, which is available online at our Internet site (http://www.alliancebernstein.com).

Other Compensation-Related Matters

AllianceBernstein and Holding are, respectively, private and public limited partnerships, and are subject to taxes other than federal and state corporate income tax. (See “Business - Taxes” in Item 1.) Accordingly, Section 162(m) of the Code, which limits tax deductions relating to executive compensation otherwise available to entities taxed as corporations, is not applicable to either AllianceBernstein or Holding.

We have amended our qualified and non-qualified plans to the extent necessary to comply with the requirements of Section 409A of the Code.

All compensation awards that involve the issuance of Holding Units are made under the Amended and Restated 1997 Long Term Incentive Plan (“1997 Plan”), which Holding Unitholders initially approved in 1997. Holding Unitholders approved amendments to the 1997 Plan (increasing the number of Holding Units that may be issued thereunder, and extending its life) in 2000. No more than 41 million Holding Units may be awarded under the 1997 Plan through July 26, 2010. As of December 31, 2007, 25,434,147 Holding Units were available for future awards under the 1997 Plan.

Compensation Committee Interlocks and Insider Participation

Mr. Condron is the President and Chief Executive Officer of AXA Equitable, the sole stockholder of the General Partner. AXA Equitable and its affiliates own an aggregate 63.2% economic interest in AllianceBernstein. Mr. Sanders is Chairman and Chief Executive Officer of the General Partner, and, accordingly, also serves in those positions for AllianceBernstein and Holding. No executive officer of AllianceBernstein served as a member of a compensation committee or a director of another entity, an executive officer of which served as a member of AllianceBernstein’s Compensation Committee or Board.

Compensation Committee Report

The members of the Compensation Committee reviewed and discussed with management the Compensation Discussion and Analysis set forth above and, based on such review and discussion, recommended its inclusion in this Form 10-K.

Christopher M. Condron (Chair)                         Lewis A. Sanders
Lorie A. Slutsky                                                    A.W. (Pete) Smith, Jr.

Summary Compensation Table

The following table summarizes the total compensation of our named executive officers as of the end of 2007 and 2006:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Change in Pension Value and Nonquali- fied Deferred Compensation Earnings ($)	All Other Compen- sation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Lewis A. Sanders Chairman & Chief Executive Officer	2007 2006	275,002 275,002	- -	- -	- -	- -	- -	21,893,098 19,501,985	22,168,100 19,776,987
Gerald M. Lieberman President & Chief Operating Officer	2007 2006	200,000 200,000	4,050,000 4,050,000	- -	42,908 61,192	- -	- -	7,568,795 6,224,070	11,861,703 10,535,262
Marilyn G. Fedak Executive Vice President	2007 2006	160,000 140,769	4,000,000 4,000,000	- -	- -	- -	- -	7,356,000 6,123,707	11,516,000 10,264,476
Sharon E. Fay Executive Vice President	2007 2006	160,000 150,000	3,900,000 3,900,000	- -	- -	- -	- -	8,370,008 7,284,717	12,430,008 11,334,717
Robert H. Joseph, Jr. Senior Vice President & Chief Financial Officer	2007 2006	185,000 175,000	1,050,000 1,050,000	- -	16,091 22,947	- -	18,664 31,041	1,088,406 868,726	2,358,161 2,147,714

Each named executive officer received a base salary for 2007 and 2006 and, except for Mr. Sanders, an annual cash bonus at year-end. These amounts are reflected in columns (c) and (d), respectively. For information about how salary and bonus relate to total compensation, see “Compensation Elements for Executive Officers” in this Item 11.

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

Column (i) reflects awards under the Partners Plan, Mr. Sanders’s deferred award under his Employment Agreement, and other items. We report Partners Plan awards and Mr. Sanders’s award under column (i) because of their nature. They are designed to provide incentives to recipients, but they cannot be categorized as having been granted under an “incentive plan” under relevant SEC rules because there are no specific performance measures that must be met before a participant may receive his or her award. Also, as noted above, any allocation of awards by recipients to equity of the firm is voluntary; we do not unilaterally make awards of Holding Units to employees. In addition, awards under the Partners Plan are not accounted for under SFAS No. 123-R.

During 2007, we owned fractional interests in two aircraft with an aggregate operating cost of $3,362,012 (including $1,025,422 in maintenance fees, $1,651,440 in usage fees, and $685,150 of amortization based on the original cost of our fractional interests, less estimated residual value). The unamortized value of the fractional interests as of December 31, 2007 was $9,958,136.

During 2006, we owned fractional interests in two aircraft with an aggregate operating cost of $3,277,654 (including $1,175,531 in maintenance fees, $1,440,963 in usage fees, and $661,160 of amortization based on the original cost of our fractional interests, less estimated residual value). The unamortized value of the fractional interests as of December 31, 2006 was $10,633,385.

Our interests in aircraft facilitate business travel of members of our management executive committee. In 2007, we also permitted our Chief Executive Officer, our President, and our former Chairman to use the aircraft for personal travel; in 2006, in addition to these officers, we also permitted our former Vice Chairman to use the aircraft for personal travel. Overall, personal travel constituted approximately 21.1% and 38.1% of our actual use of the aircraft in 2007 and 2006, respectively.

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

We use the Standard Industry Fare Level (“SIFL”) methodology to calculate the amount to include in the taxable income of executives for the personal use of company-owned aircraft. Using this methodology, which was approved by our Compensation Committee, limits our ability to deduct the full cost of personal use of company-owned aircraft by our executive officers. Taxable income for the twelve months ended October 31, 2007 for personal use imputed to Mr. Sanders is $55,068 and to Mr. Lieberman is $14,669. Ms. Fedak, Ms. Fay, and Mr. Joseph did not make personal use of company-owned aircraft during those 12 months, so no income was imputed to them. Taxable income for the twelve months ended October 31, 2006 for personal use imputed to Mr. Sanders is $66,368 and to Mr. Lieberman is $12,958. Ms. Fedak, Ms. Fay, and Mr. Joseph did not make personal use of company-owned aircraft during those 12 months, so no income was imputed to them.

Column (i) also includes the aggregate incremental cost to our company of certain other expenses and perquisites, including leased cars, drivers, contributions to the Profit Sharing Plan, life insurance premiums, disability pay, non-U.S. living expenses, tax equalization payments, business club dues, and parking, as applicable.

For 2007, column (i) includes:

for Mr. Sanders, $21,472,988 for his 2007 annual deferred award under his Employment Agreement, $238,916 for personal use of aircraft, $157,506 for personal use of a car (including lease costs ($25,547), driver salary ($110,579), and other car-related costs ($21,380) such as parking, gas, tolls, and repairs and maintenance), a $22,500 contribution to the Profit Sharing Plan, and $1,188 of life insurance premiums.

for Mr. Lieberman, $7,350,000 for his 2007 Partners Plan award, $58,395 for personal use of aircraft, $140,400 for personal use of a car (including lease costs ($25,556), driver salary ($97,504), and other car-related costs ($17,340) such as parking, gas, tolls, and repairs and maintenance), and a $20,000 contribution to the Profit Sharing Plan.

for Ms. Fedak, $7,340,000 for her 2007 Partners Plan award and a $16,000 contribution to the Profit Sharing Plan.

for Ms. Fay, $7,140,000 for her 2007 Partners Plan award, a $16,000 contribution to the Profit Sharing Plan, $5,500 for tax preparation, and $198 of life insurance premiums.  Column (i) for Ms. Fay also includes payments and reimbursements under AllianceBernstein’s expatriate assignment policy (“Expatriate Policy”), which applies to all employees on a temporary overseas assignment and is designed to eliminate any financial gain or loss to the employee from his or her assignment.  Payments and reimbursements for 2007 to Ms. Fay include $112,839 for living expenses in London and tax equalization of approximately $1,095,471.

for Mr. Joseph, $1,040,000 for his 2007 Partners Plan award, $16,235 for personal use of a car (including lease costs ($9,515) and other car-related costs ($6,720) such as parking, gas, and repairs and maintenance), $6,741 in business club dues, an $18,500 contribution to the Profit Sharing Plan, and $6,930 of life insurance premiums.

For 2006, column (i) includes:

for Mr. Sanders, $19,012,000 for his 2006 annual deferred award under his employment agreement, $303,935 for personal use of aircraft, $162,862 for personal use of a car (including lease costs ($38,146), driver salary ($103,339), and other car-related costs ($21,377) such as parking, gas, tolls, and repairs and maintenance), a $22,000 contribution to the Profit Sharing Plan, and $1,188 of life insurance premiums.

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

for Ms. Fay, $5,700,000 for her 2006 Partners Plan award, a $15,000 contribution to the Profit Sharing Plan, and $180 of life insurance premiums. Column (i) for Ms. Fay also includes payments and reimbursements under our Expatriate Policy.  Payments and reimbursements for 2006 to Ms. Fay include $202,320 for living expenses in London and tax equalization of approximately $1,367,217 (we reported 2006 tax equalization as $185,579 last year; we are revising this figure to more accurately represent the tax equalization cost on an accrued basis).

for Mr. Joseph, $825,000 for his 2006 Partners Plan award, $13,869 for personal use of a car (including lease costs ($6,516) and other car-related costs ($7,353) such as parking, gas, and repairs and maintenance), $8,100 in business club dues, a $17,500 contribution to the Profit Sharing Plan, and $4,257 of life insurance premiums.

Grant of Plan-based Awards

We have not granted Holding Units or options to buy Holding Units to the named executive officers for a number of years, and the Partners Plan cannot be categorized as an “incentive plan” under relevant SEC rules. Accordingly, we made no grants of plan-based awards to the named executive officers in 2007, and we have omitted the related table.

Outstanding Equity Awards at Fiscal Year-End

The following table describes any outstanding equity awards as of December 31, 2007 of our named executive officers, if any:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Lewis A. Sanders	-	-	-	n/a	n/a	-	-	-	-
Gerald M. Lieberman	40,000 40,000	- -	- -	33.18 50.25	12/06/12 12/07/11	- -	- -	- -	- -
Marilyn G. Fedak	-	-	-	n/a	n/a	-	-	-	-
Sharon E. Fay	-	-	-	n/a	n/a	-	-	-	-
Robert H. Joseph, Jr.	15,000 15,000 15,000 50,000 15,000 20,000	- - - - - -	- - - - - -	33.18 50.25 53.75 48.50 30.25 26.31	12/06/12 12/07/11 12/11/10 06/20/10 12/06/09 12/10/08	- - - - - -	- - - - - -	- - - - - -	- - - - - -

Of the named executive officers, only Messrs. Lieberman and Joseph have been granted options to buy Holding Units. No named executive officer has been awarded Holding Units.

Option Exercises and Stock Vested

None of our named executive officers exercised options or had Holding Units vest during 2007.  Accordingly, we have omitted the table.

Pension Benefits

The following table describes the accumulated benefit under our company pension plan belonging to each of our named executive officers as of December 31, 2007, if any:

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
(a)	(b)	(c)	(d)	(e)
Lewis A. Sanders	n/a	-	-	-
Gerald M. Lieberman	n/a	-	-	-
Marilyn G. Fedak	n/a	-	-	-
Sharon E. Fay	n/a	-	-	-
Robert H. Joseph, Jr.	Retirement Plan	23	426,530	-

Of the named executive officers, only Mr. Joseph participates in the Retirement Plan and continues to accrue benefits thereunder. This plan is a qualified, noncontributory, defined benefit retirement plan covering current and former employees who were employed in the United States prior to October 2, 2000. Each participant’s benefits are determined under a formula which takes into account years of credited service, the participant’s average compensation over prescribed periods and Social Security covered compensation. The maximum annual benefit payable under the plan may not exceed the lesser of $100,000 or 100% of a participant’s average aggregate compensation for the three consecutive years in which he or she received the highest aggregate compensation from us or such lower limit as may be imposed by the Code on certain participants by reason of their coverage under another qualified retirement plan we maintain. A participant is fully vested after the completion of five years of service. The plan generally provides for payments to, or on behalf of, each vested employee upon such employee’s retirement at the normal retirement age provided under the plan or later, although provision is made for payment of early retirement benefits on an actuarially reduced basis. Normal retirement age under the plan is 65. Death benefits are payable to the surviving spouse of an employee who dies with a vested benefit under the plan. For additional information regarding interest rates and actuarial assumptions, see Note 14 to AllianceBernstein’s consolidated financial statements in Item 8.

Non-Qualified Deferred Compensation

The following table describes our named executive officers’ non-qualified deferred compensation contributions, earnings, and distributions during 2007 and their non-qualified deferred compensation plan balances as of December 31, 2007:

Name	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)
(a)	(b)	(c)	(d)	(e)	(f)
Lewis A. Sanders	-	21,472,988	(943,139)	12,102,529	44,133,908
Gerald M. Lieberman	-	7,350,000	1,128,080	7,328,000	22,533,870
Marilyn G. Fedak	-	7,340,000	297,595	-	29,338,060
Sharon E. Fay	-	7,140,000	650,307	5,743,478	15,310,922
Robert H. Joseph, Jr.	-	1,040,000	177,354	893,876	9,015,515

For Mr. Sanders, the amounts shown reflect his awards under the Employment Agreement and his former employment agreement. For Mr. Lieberman, the amounts shown reflect the aggregate of his interest in both the SCB Deferred Compensation Award Plan (“SCB Deferred Plan”), under which the last awards were permitted to be made in 2003, and the Partners Plan. For Ms. Fay, the amounts shown in columns (d) and (e) reflect the aggregate of her interest in both the SCB Deferred Plan and the Partners Plan, while the amounts in columns (c) and (f) reflect her interest in only the Partners Plan. (Ms. Fay had a zero balance in the SCB Deferred Plan as of year-end 2007.)  For Ms. Fedak and Mr. Joseph, amounts shown reflect their respective interests in the Partners Plan. For additional information about the SCB Deferred Plan, the Partners Plan, and the Employment Agreement, see Note 15 to AllianceBernstein’s consolidated financial statements in Item 8. Amounts in column (c) are also included in column (i) of the Summary Compensation Table. For individuals with notional investments in Holding Units, amounts of distributions on such Holding Units are reflected as earnings in column (d) and, to the extent distributed to the named executive officer, reflected as distributions in column (e).

Column (f) includes the value of all notional investments as of the close of business on December 31, 2007. As of that date, Mr. Lieberman notionally held 37,466 Holding Units in the Partners Plan, and Mr. Joseph notionally held 55,041 Holding Units in the Partners Plan.

Other Information regarding Compensation of Named Executive Officers

There are no amounts payable to any of the named executive officers upon a change in control of the company.

On October 26, 2006, Lewis A. Sanders and AllianceBernstein entered into the Employment Agreement, pursuant to which Mr. Sanders shall serve as Chairman and Chief Executive Officer of the General Partner through December 31, 2011 (“Employment Term”) unless the Employment Agreement is terminated in accordance with its terms. Mr. Sanders will be paid a minimum base salary of $275,000 per year during the Employment Term and, for calendar year 2006 and each subsequent calendar year during the Employment Term, he is entitled to receive a deferred compensation award of not less than one percent (1%) of AllianceBernstein’s consolidated operating income before incentive compensation (as defined with respect to the calculation of AllianceBernstein’s bonus pool) for such calendar year. Mr. Sanders is entitled to perquisites on the same terms as other senior executives through the Employment Term, including personal use of aircraft and a car and driver (our President is the only other officer entitled to personal use of aircraft and a car and driver).

Mr. Sanders holds an indirect equity interest in AllianceBernstein through his ownership of a portion of SCB Inc. SCB Inc. must exercise its final AllianceBernstein Unit put option before it expires in October 2010 and, when it is exercised, Mr. Sanders will no longer hold this indirect equity interest. At the December 7, 2007 meeting of the Compensation Committee, Mr. Sanders and the Committee agreed that it would be appropriate for Mr. Sanders to maintain an equity exposure to AllianceBernstein as part of his deferred compensation awards under the Employment Agreement.  Accordingly, the Employment Agreement has been amended to require Mr. Sanders to allocate his 2007 award in a manner that would result in his aggregate deferred balance being 50% notionally invested in Holding Units and 50% in investment services offered to clients by AllianceBernstein.  In future years, Mr. Sanders will be required to allocate 50% of each award under the Employment Agreement to notional investments in each of Holding Units and investment services offered to clients.

Mr. Sanders may receive payments upon termination of his employment pursuant to his Employment Agreement. During any year in which we terminate Mr. Sanders without “cause” (as defined below), he is entitled to (i) his annual base salary for that year, (ii) the deferred compensation award described above calculated as of his termination date, (iii) all unvested deferred compensation awards, and (iv) health and welfare benefits for Mr. Sanders, his spouse, and his dependents through the end of that year. The first three of these elements, assuming 2007 costs, would have resulted in a payment to Mr. Sanders of approximately $44.4 million had he been terminated without cause as of January 1, 2008.

During any year in which the employment of Mr. Sanders is terminated for “cause”, he is entitled to (i) the pro rata portion of his annual salary for that year for services rendered to the date of termination, to the extent not previously paid, and (ii) all deferred compensation awards described above that have vested prior to such termination. Mr. Sanders would be entitled to no other payments or benefits under the Employment Agreement, which defines “cause” as Mr. Sanders’s (i) willful failure to perform his duties, (ii) engaging in conduct found by a court to (A) constitute employment disqualification or a felony and which is materially and demonstrably injurious to our business or reputation, or (B) materially violate federal or state securities laws, (iii) absent the finding in clause (ii) above, a good faith determination by the Board that conduct by Mr. Sanders constitutes such a disqualification, felony or violation, and that his continued employment would be materially and demonstrably injurious to our business or reputation, or (iv) breach of the confidentiality or non-competition covenants contained in the Employment Agreement, which breach is material to our business.

Director Compensation

The following table describes how we compensated our independent directors during 2007:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Deborah S. Hechinger	36,000	30,000	30,000	-	-	-	96,000
Weston M. Hicks	56,500	30,000	30,000	-	-	-	116,500
Lorie A. Slutsky	68,500	30,000	30,000	-	-	-	128,500
A.W. (Pete) Smith, Jr.	64,000	30,000	30,000	-	-	-	124,000
Peter J. Tobin	88,000	30,000	30,000	-	-	-	148,000

The General Partner only pays fees, and makes equity awards to, directors who are not employed by our company or by any of our affiliates. Such fees and awards consist of:

•	an annual retainer of $40,000 (paid quarterly after any quarter during which a director serves on the Board);

•	a fee of $1,500 for participating in a meeting of the Board, or any duly constituted committee of the Board, whether he or she participates in person or by telephone;

•	an annual retainer of $15,000 for acting as Chair of the Audit Committee;

•	an annual retainer of $7,500 for acting as Chair of the Corporate Governance Committee; and

•	an annual equity-based grant under the 1997 Plan consisting of:

•	restricted Holding Units having a value of $30,000 based on the closing price of Holding Units on the NYSE as of the grant date; and

•	options to buy Holding Units with a value of $30,000 calculated using the Black-Scholes method.

On May 15, 2007, at a regularly scheduled meeting of the Board, 341 restricted Holding Units and options to buy 1,956 Holding Units at $87.98 per Unit were granted to Ms. Hechinger, Mr. Hicks, Ms. Slutsky, Mr. Smith and Mr. Tobin. Such grants have generally been made at the May meeting of the Board. The date of the meeting was set at a Board meeting in 2006. The exercise price of the options was the closing price on the NYSE on the grant date. Due to rounding, directors received slightly more than the value of the grant (but in no case greater than approximately $103.32). For information about how the Black-Scholes value was calculated, see Note 16 to AllianceBernstein’s consolidated financial statements in Item 8. Options granted to independent directors vest ratably over three years. Restricted Holding Units granted to independent directors vest after three years. In order to avoid any perception that our directors’ independence might be impaired, these options and restricted Holding Units are not forfeitable. Vesting of options continues following a director’s resignation from the Board. Restricted Holding Units vest and are distributed immediately following an independent director’s resignation from the Board.

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

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes the Holding Units to be issued pursuant to our equity compensation plans as of December 31, 2007:

Equity Compensation Plan Information(1)

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance (c)
Equity compensation plans approved by security holders	7,273,621	$64.20	25,434,147
Equity compensation plans not approved by security holders	—	—	—
Total	7,273,621	$64.20	25,434,147

(1)
The figures in this table do not include cash awards under certain of AllianceBernstein’s deferred compensation plans pursuant to which employees (including those employees who qualify as “named executive officers”; see Item 11) may choose to notionally invest a portion of such awards in Holding Units. AllianceBernstein satisfies its obligations under these plans by purchasing Holding Units or issuing new Holding Units under the 1997 Plan. For additional information concerning such plans, see Note 15 to AllianceBernstein’s consolidated financial statements in Item 8.

There are no AllianceBernstein Units to be issued pursuant to an equity compensation plan.

For information about our equity compensation plans (1993 Unit Option Plan, 1997 Long Term Incentive Plan, Century Club Plan), see Note 16 to AllianceBernstein’s consolidated financial statements in Item 8.

Principal Security Holders

As of January 31, 2008, we had no information that any person beneficially owned more than 5% of the outstanding Holding Units.

As of January 31, 2008, we had no information that any person beneficially owned more than 5% of the outstanding AllianceBernstein Units except (i) AXA and certain of its wholly-owned subsidiaries as reported on Forms 4 filed with the SEC on December 12, 2007 pursuant to the Exchange Act, (ii) AXA and certain of its wholly-owned subsidiaries as reported on Schedule 13D/A filed with the SEC on March 7, 2007 pursuant to the Exchange Act, and (iii) SCB Inc. and SCB Partners Inc. (SCB Partners Inc. is a wholly-owned subsidiary of SCB Inc.) as reported on Schedule 13D/A filed with the SEC on February 27, 2007 pursuant to the Exchange Act.

The table below and the notes following it have been prepared in reliance upon such filings for the nature of ownership and an explanation of overlapping ownership.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership Reported on Schedule	Percent of Class
AXA(1)(2)(3)(4)(6)
25 avenue Matignon 75008 Paris, France	161,961,745	62.1%
SCB Inc.,(5)(6) SCB Partners Inc.(5)(6)
50 Main Street, Suite 1000, White Plains, NY 10606	8,160,000	3.1%

(1)
Based on information provided by AXA Financial, on December 31, 2007, AXA and certain of its subsidiaries beneficially owned all of AXA Financial’s outstanding common stock. For insurance regulatory purposes the shares of common stock of AXA Financial beneficially owned by AXA and its subsidiaries have been deposited into a voting trust (“Voting Trust”), the term of which has been extended until May 12, 2012. The trustees of the Voting Trust (the “Voting Trustees”) are Claude Bébéar, Henri de Castries and Denis Duverne, each of whom serves either on the Management Board or on the Supervisory Board of AXA. The Voting Trustees have agreed to exercise their voting rights to protect the legitimate economic interests of AXA, but with a view to ensuring that certain minority shareholders of AXA do not exercise control over AXA Financial or certain of its insurance subsidiaries.

(2)
Based on information provided by AXA, as of December 31, 2007, 14.48% of the issued ordinary shares (representing 21.10% of the voting power) of AXA were owned directly and indirectly by two French mutual insurance companies (the “Mutuelles AXA”).

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

(4)
By reason of their relationships, AXA, the Voting Trustees, the Mutuelles AXA, AXA Financial, AXA Equitable, ACMC Inc., and ECMC, LLC may be deemed to share the power to vote or to direct the vote and to dispose or direct the disposition of all or a portion of the 161,961,745 AllianceBernstein Units.

(5)
SCB Partners Inc. is a wholly-owned subsidiary of SCB Inc. Mr. Sanders is a Director and the Chairman and Chief Executive Officer of SCB Inc., and is the owner of a 22.13% equity interest in SCB Inc. Mr. Lieberman is a Director and the Senior Vice President—Finance and Administration of SCB Inc., and is the owner of a less than 1% equity interest in SCB Inc. Ms. Fedak is a Director and Senior Vice President of SCB Inc., and is the owner of a 2.67% equity interest in SCB Inc. Ms. Fay is the owner of a less than 1% equity interest in SCB Inc. Mr. Sanders, Mr. Lieberman, Ms. Fedak, and Ms. Fay disclaim beneficial ownership of the 8,160,000 AllianceBernstein Units owned by SCB Partners Inc., except to the extent of their pecuniary interests therein. For additional information about these pecuniary interests, see “Management” in this Item 12.

(6)
In connection with the Bernstein Transaction, SCB Inc., AllianceBernstein and AXA Financial entered into a purchase agreement under which SCB Inc. has the right to sell or assign up to 2,800,000 AllianceBernstein Units issued in connection with the Bernstein Transaction at any time. SCB Inc. has the right to sell (“Put”) to AXA Financial or its designee up to 8,160,000 AllianceBernstein Units issued in connection with the Bernstein Transaction each year less any AllianceBernstein Units SCB Inc. may have otherwise sold or assigned that year. The Put rights expire on October 2, 2010. Generally, SCB Inc. may exercise its Put rights only once per year and SCB Inc. may not deliver an exercise notice regarding its Put rights until at least nine months after it delivered its immediately preceding exercise notice. On each of November 25, 2002, March 5, 2004, December 21, 2004, and February 23, 2007, AXA Financial or certain of its wholly-owned subsidiaries purchased 8,160,000 AllianceBernstein Units from SCB Partners Inc., a wholly-owned subsidiary of SCB Inc., pursuant to exercises of the Put rights by SCB Inc.

As of January 31, 2008, Holding was the record owner of 87,251,925, or 33.5%, of the issued and outstanding AllianceBernstein Units.

Management

The following table sets forth, as of January 31, 2008, the beneficial ownership of Holding Units by each director and named executive officer of the General Partner and by all directors and executive officers as a group:

Name of Beneficial Owner	Number of Holding Units and Nature of Beneficial Ownership	Percent of Class
Lewis A. Sanders(1)(9)	264,095	*
Dominique Carrel-Billiard(1)	-	*
Henri de Castries(1)	2,000	*
Christopher M. Condron(1)	20,000	*
Denis Duverne(1)	2,000	*
Richard S. Dziadzio(1)	-	*
Peter Etzenbach(1)	-	*
Deborah S. Hechinger	341	*
Weston M. Hicks(2)	6,612	*
Gerald M. Lieberman(1)(3)(9)	218,746	*
Lorie A. Slutsky(1)(4)	25,367	*
A.W. (Pete) Smith, Jr.(5)	2,647	*
Peter J. Tobin(1)(6)	39,207	*
Marilyn G. Fedak(1)	-	*
Sharon E. Fay(1)(9)	28,003	*
Robert H. Joseph, Jr.(1)(7)(9)	216,554	*
All directors and executive officers of the General Partner as a group (33 persons)(8)(9)	2,882,164	3.3%

*	Number of Holding Units listed represents less than 1% of the Units outstanding.

(1)
Excludes Holding Units beneficially owned by AXA and its subsidiaries. Ms. Slutsky and Messrs. Carrel-Billiard, de Castries, Condron, Duverne, Dziadzio, Etzenbach, Lieberman, and Tobin are directors and/or officers of AXA, AXA Financial, and/or AXA Equitable. Mses. Fedak and Fay, and Messrs. Sanders, Lieberman, and Joseph, are directors and/or officers of the General Partner.

(2)	Includes 809 Holding Units Mr. Hicks can acquire within 60 days under the 1997 Plan.
(3)	Includes 80,000 Holding Units Mr. Lieberman can acquire within 60 days under the 1997 Plan.
(4)	Includes 22,493 Holding Units Ms. Slutsky can acquire within 60 days under the 1997 Plan.
(5)	Includes 809 Holding Units Mr. Smith can acquire within 60 days under the 1997 Plan.
(6)	Includes 37,743 Holding Units Mr. Tobin can acquire within 60 days under the 1997 Plan.
(7)	Includes 130,000 Holding Units Mr. Joseph can acquire within 60 days under AllianceBernstein option plans.
(8)	Includes 648,376 Holding Units the directors and executive officers as a group can acquire within 60 days under AllianceBernstein option plans.
(9)	Includes 802,020 Holding Units to which executive officers have allocated their awards under deferred compensation arrangements.

As of January 31, 2008, our directors and executive officers beneficially owned AllianceBernstein Units only to the extent of their respective indirect pecuniary interests in 8,160,000 AllianceBernstein Units beneficially owned by SCB Partners Inc. Based on their respective equity interests in SCB Inc. and/or notional interests in the AllianceBernstein Units through an SCB Partners Inc. profit sharing plan, the individuals named below may be deemed to own beneficially and indirectly the number of AllianceBernstein Units set forth opposite their respective names.

Name of Beneficial Owner	Number of AllianceBernstein Units and Nature of Beneficial Ownership	Percent of Class
Lewis A. Sanders	1,538,880	*
Gerald M. Lieberman	62,688	*
Sharon E. Fay	24,418	*
Marilyn G. Fedak	184,393	*
Mark R. Gordon	104,373	*
Thomas S. Hexner	80,114	*
Seth J. Masters	34,918	*
Marc O. Mayer	48,708	*
Lisa A. Shalett	5,266	*
David A. Steyn	878	*
All directors and executive officers of the General Partner as a group (33 persons)	2,084,636	*

*	Number of AllianceBernstein Units listed represents less than 1% of the outstanding AllianceBernstein Units.

The following table sets forth, as of January 31, 2008, the beneficial ownership of the common stock of AXA by each director and named executive officer of the General Partner and by all directors and executive officers as a group:

AXA Common Stock(1)

Name of Beneficial Owner	Number of Shares and Nature of Beneficial Ownership	Percent of Class
Lewis A. Sanders	-	*
Dominique Carrel-Billiard(2)	45,744	*
Henri de Castries(3)	6,788,071	*
Christopher M. Condron(4)	2,694,625	*
Denis Duverne(5)	2,097,144	*
Richard S, Dziadzio(6)	41,431	*
Peter Etzenbach(7)	29,042	*
Deborah S. Hechinger	-	*
Weston M. Hicks	-	*
Gerald M. Lieberman	-	*
Lorie A. Slutsky	1,403	*
A.W. (Pete) Smith, Jr.	-	*
Peter J. Tobin(8)	11,138	*
Marilyn G. Fedak	-	*
Sharon E. Fay	-	*
Robert H. Joseph, Jr.	-	*
All directors and executive officers of the General Partner as a group (33 persons)(9)	11,708,598	*

*	Number of shares listed represents less than 1% of the outstanding AXA common stock.
(1)	Holdings of AXA American Depositary Shares (“ADS”) are expressed as their equivalent in AXA common stock. Each AXA ADS represents the right to receive one AXA ordinary share.
(2)	Includes 34,000 shares Mr. Carrel-Billiard can acquire within 60 days under option plans.
(3)	Includes 5,067,759 shares and 162,394 ADSs Mr. de Castries can acquire within 60 days under option plans. Also includes 162,394 tandem stock appreciation rights.
(4)
Includes 521,140 shares and 1,576,209 ADSs Mr. Condron can acquire within 60 days under option plans. Also includes 62,296 performance units, which are paid out when vested based on the price of ADSs at that time; payout will be 70% in cash and 30% in ADSs.

(5)	Includes 1,372,344 shares Mr. Duverne can acquire within 60 days under option plans.
(6)
Includes 26,550 shares Mr. Dziadzio can acquire within 60 days under option plans.  Also includes 8,721 performance units, which are paid out when vested based on the price of ADSs at that time; payout will be 70% in cash and 30% in ADSs.

(7)	Includes 19,150 shares Mr. Etzenbach can acquire within 60 days under options plans.
(8)	Includes 2,625 ADSs Mr. Tobin can acquire within 60 days under option plans.
(9)	Includes 7,040,943 shares and 1,741,228 ADSs the directors and executive officers as a group can acquire within 60 days under option plans.

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

Section 17-403(b) of the Delaware Revised Uniform Limited Partnership Act (“Delaware Act”) states in substance that, except as provided in the Delaware Act or the applicable partnership agreement, a general partner of a limited partnership has the liabilities of a general partner in a general partnership governed by the Delaware Uniform Partnership Law (as in effect on July 11, 1999) to the partnership and to the other partners. Accordingly, while under Delaware law a general partner of a limited partnership is liable as a fiduciary to the other partners, those fiduciary obligations may be altered by the terms of the applicable partnership agreement. The AllianceBernstein Partnership Agreement and Holding Partnership Agreement both set forth limitations on the duties and liabilities of the General Partner. Each partnership agreement provides that the General Partner is not liable for monetary damages for errors in judgment or for breach of fiduciary duty (including breach of any duty of care or loyalty) unless it is established that the General Partner’s action or failure to act involved an act or omission undertaken with deliberate intent to cause injury, with reckless disregard for the best interests of the Partnerships or with actual bad faith on the part of the General Partner, or constituted actual fraud. Whenever the AllianceBernstein Partnership Agreement and the Holding Partnership Agreement provide that the General Partner is permitted or required to make a decision (i) in its “discretion”, the General Partner is entitled to consider only such interests and factors as it desires and has no duty or obligation to consider any interest of or other factors affecting the Partnerships or any Unitholder of AllianceBernstein or Holding or (ii) in its “good faith” or under another express standard, the General Partner will act under that express standard and will not be subject to any other or different standard imposed by the AllianceBernstein Partnership Agreement and the Holding Partnership Agreement or applicable law or in equity or otherwise. The partnership agreements further provide that to the extent that, at law or in equity, the General Partner has duties (including fiduciary duties) and liabilities relating thereto to either Partnership or any partner, the General Partner acting under the AllianceBernstein Partnership Agreement or the Holding Partnership Agreement, as applicable, will not be liable to the Partnerships or any partner for its good faith reliance on the provisions of the partnership agreement.

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

Section 17-1101(c) of the Delaware Act provides that it is the policy of the Delaware Act to give maximum effect to the principle of freedom of contract and to the enforceability of partnership agreements. Further, Section 17-1101(d) of the Delaware Act provides in part that to the extent that, at law or in equity, a partner has duties (including fiduciary duties) to a limited partnership or to another partner, those duties may be expanded, restricted, or eliminated by provisions in a partnership agreement (provided that a partnership agreement may not eliminate the implied contractual covenant of good faith and fair dealing).  In addition, Section 17-1101(f) of the Delaware Act provides that a partnership agreement may limit or eliminate any or all liability of a partner to a limited partnership or another partner for breach of contract or breach of duties (including fiduciary duties); provided, however, that a partnership agreement may not limit or eliminate liability for any act or omission that constitutes a bad faith violation of the implied contractual covenant of good faith and fair dealing.  Decisions of the Delaware courts have recognized the right of parties, under the above provisions of the Delaware Act, to alter by the terms of a partnership agreement otherwise applicable fiduciary duties and liability for breach of duties. However, the Delaware Courts have required that a partnership agreement make clear the intent of the parties to displace otherwise applicable fiduciary duties (the otherwise applicable fiduciary duties often being referred to as “default” fiduciary duties). Judicial inquiry into whether a partnership agreement is sufficiently clear to displace default fiduciary duties is necessarily fact driven and is made on a case by case basis. Accordingly, the effectiveness of displacing default fiduciary obligations and liabilities of general partners continues to be a developing area of the law and it is not certain to what extent the foregoing provisions of the AllianceBernstein Partnership Agreement and the Holding Partnership Agreement are enforceable under Delaware law.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

In practice, our management pricing committees review investment advisory agreements with AXA Affiliates, which is the manner in which the General Partner reaches a judgment regarding the appropriateness of the fees. Other transactions with AXA Affiliates are submitted to the Audit Committee for their review and approval; the unanimous consent of the Audit Committee constitutes the consent of three of five independent directors on the Board. We are not aware of any transaction during 2007 between our company and any related person with respect to which these procedures were not followed.

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

The following tables summarize transactions between AllianceBernstein and related persons during 2007. The first table summarizes services we provide to related persons, and the second table summarizes services our related persons provide to us:

		Amounts Received
		or Accrued for in
Parties(1)	General Description of Relationship	2007
EQAT, AXA Enterprise Trust and AXA Premier VIP Trust	We serve as sub-adviser to these open-end mutual funds, each of which is sponsored by a subsidiary of AXA Financial.	$83,613,000
AXA Asia Pacific(2)	We provide investment management services.	$52,277,000
AXA Equitable(2)
We provide investment management services and ancillary accounting, valuation, reporting, treasury, and other services to the general and separate accounts of AXA Equitable and its insurance company subsidiaries.
		$35,437,000 (of which $673,500 relates to the ancillary services)
MONY Life Insurance Company and its subsidiaries(2)(3)	We provide investment management services and ancillary accounting services.	$9,503,000 (of which $150,000 relates to the ancillary services)
AXA Sun Life(2)	We provide investment management services.	$8,569,000
AXA Group Life Insurance	We provide investment management services.	$7,530,000
AXA U.K. Group Pension Scheme	We provide investment management services.	$3,495,000
AXA Rosenberg Investment Management Asia Pacific(2)	We provide investment management services.	$2,166,000
AXA (Canada)(2)	We provide investment management services.	$1,933,000
AXA France(2)	We provide investment management services.	$1,581,000
AXA Winterthur(2)	We provide investment management services.	$1,053,000
AXA Corporate Solutions(2)	We provide investment management services.	$965,000
AXA Reinsurance Company(2)	We provide investment management services.	$567,000
AXA Germany(2)	We provide investment management services.	$510,000
AXA Investment Managers Limited(2)	We provide investment management services.	$472,000
AXA Foundation, Inc., a subsidiary of AXA Financial	We provide investment management services.	$201,000
AXA Belgium(2)	We provide investment management services.	$151,000
Other AXA subsidiaries	We provide investment management services.	$193,000

(1)	AllianceBernstein is a party to each transaction.
(2)	This entity is a subsidiary of AXA. AXA is an indirect parent of AllianceBernstein.
(3)	Subsidiaries include MONY Life Insurance Company of America and U.S. Financial Life Insurance Company.

Parties(1)(2)	General Description of Relationship	Amounts Paid or Accrued for in 2007
AXA Advisors	AXA Advisors distributes certain of our Retail Products.	$7,178,000
AXA Equitable	AXA Equitable provides certain data processing services and related functions.	$3,493,000
AXA Equitable	We are covered by various insurance policies maintained by AXA Equitable.	$3,040,000
AXA Business Services	AXA Business Services provides data processing services and support for certain investment operations functions.	$1,535,000
AXA Advisors	AXA Advisors sells shares of our mutual funds under Distribution Services and Educational Support agreements.	$1,409,000
AXA Technology Services India Pvt. Ltd.	AXA Technology Services India Pvt. Ltd. provides certain data processing services and functions.	$1,279,000
GIE Informatique AXA (“GIE”)	GIE provides cooperative technology development and procurement services to us and to various other subsidiaries of AXA.	$962,000

(1)	AllianceBernstein is a party to each transaction.
(2)	Each entity is a subsidiary of AXA. AXA is an indirect parent of AllianceBernstein.

Additional Transactions with Related Persons

On January 25, 2008, a three-year $950 million Revolving Credit Agreement (“SCB Credit Agreement”) was entered into among SCB LLC, as Borrower, AllianceBernstein, as U.S. Guarantor, and a group of commercial banks.  As U.S. Guarantor under the SCB Credit Agreement, AllianceBernstein has agreed to guarantee the obligations of SCB LLC.  AXA has guaranteed the obligations of SCB LLC under the SCB Credit Agreement. AllianceBernstein will reimburse AXA to the extent AXA must pay on its guarantee.

On February 1, 2001, AllianceBernstein and AXA Asia Pacific entered into a Subscription and Shareholders Agreement under which they established two investment management companies in Australia and New Zealand named AllianceBernstein Australia Limited and AllianceBernstein New Zealand Limited, respectively. AXA Asia Pacific and AllianceBernstein each own fifty percent (50%) of the equity of each company and have equal representation on the boards. These companies currently manage approximately $59.6 billion in client assets, and earned approximately $77.6 million in management fees in 2007 (of which $22.9 million is included in the table above).

AXA Advisors was our ninth largest distributor of U.S. Funds in 2007, for which we paid AXA Advisors sales concessions on sales of approximately $534 million. Various subsidiaries of AXA distribute certain of our Non-U.S. Funds, for which such entities received aggregate distribution payments of approximately $373,000 in 2007.

AXA Equitable and its affiliates are not obligated to provide funds to us, except for ACMC Inc.’s and the General Partner’s obligation to fund certain of our deferred compensation and employee benefit plan obligations. ACMC Inc. and the General Partner are obligated, subject to certain limitations, to make capital contributions to AllianceBernstein in an amount equal to the payments AllianceBernstein is required to make as deferred compensation under the employment agreements entered into in connection with AXA Equitable’s 1985 acquisition of Donaldson, Lufkin and Jenrette Securities Corporation (since November 2000, a part of Credit Suisse Group) as well as obligations of AllianceBernstein to various employees and their beneficiaries under AllianceBernstein’s Capital Accumulation Plan. In 2007, ACMC Inc. made capital contributions to AllianceBernstein in the amount of approximately $4.9 million in respect of these obligations. ACMC Inc.’s obligations to make these contributions are guaranteed by Equitable Holdings, LLC (a wholly-owned subsidiary of AXA Equitable), subject to certain limitations. All tax deductions with respect to these obligations, to the extent funded by ACMC Inc., the General Partner, or Equitable Holdings, LLC, will be allocated to ACMC Inc. or the General Partner.

Arrangements with Immediate Family Members of Related Persons

Two of our executive officers, one of whom is also a director, have immediate family members whom we employ. We established the compensation and benefits of each such family member in accordance with our employment and compensation practices applicable to employees with equivalent qualifications and responsibilities who hold similar positions. These employees are three of our 5,580 employees.

Gerald M. Lieberman’s daughter, Andrea L. Feldman, is employed in AllianceBernstein Institutional Investments and received 2007 compensation of $155,000 (salary and bonus). Mr. Lieberman’s son-in-law, Jonathan H. Feldman, Ms. Feldman’s spouse, is employed in Retail Services and received 2007 compensation of $260,000 (salary, bonus and deferred compensation). Gerald M. Lieberman is Director of the General Partner and the President and Chief Operating Officer of AllianceBernstein.

James G. Reilly’s brother, Michael J. Reilly, is a U.S. Large Cap Growth portfolio manager and received 2007 compensation of $3,060,000 (salary, bonus, and deferred compensation). James G. Reilly is an Executive Vice President of AllianceBernstein and our U.S. Large Cap Growth team leader.

Director Independence

See “Corporate Governance – Independence of Certain Directors” in Item 10.

Item 14.         Principal Accountant Fees and Services

The following tables present fees for professional audit services rendered by PricewaterhouseCoopers LLP (“PwC”) for the audit of AllianceBernstein’s and Holding’s annual financial statements for 2007 and 2006, respectively, and fees for other services rendered by PwC ($ in thousands):

	2007	2006
Audit Fees(1)	$7,212	$7,675
Audit Related Fees(2)	2,530	2,082
Tax Fees(3)	2,003	1,670
All Other Fees(4)	27	57
Total	$11,772	$11,484

(1)	Includes $105,000 and $175,000, respectively, in respect of 2007 and 2006 audit services for Holding.
(2)	Audit related fees consist principally of fees for audits of financial statements of certain employee benefit plans, internal control reviews, and accounting consultation.
(3)	Tax fees consist of fees for tax consultation and tax compliance services.
(4)	All other fees in 2007 and 2006 consisted of miscellaneous non-audit services.

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

Financial Statement Schedules.

Attached to this Form 10-K is a schedule describing Valuation and Qualifying Account-Allowance for Doubtful Accounts for the three years ended December 31, 2007, 2006, and 2005. PwC’s report regarding the 2007 and 2006 schedules and KPMG LLP’s report regarding the 2005 schedule are also attached.

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

3.07	Certificate of Amendment to the Certificate of Incorporation of AllianceBernstein Corporation (incorporated by reference to Exhibit 99.08 to Form 8-K, as filed February 24, 2006).

3.08	AllianceBernstein Corporation By-Laws with amendments through February 24, 2006 (incorporated by reference to Exhibit 99.09 to Form 8-K, as filed February 24, 2006).

10.01	Amended and Restated AllianceBernstein Partners Compensation Plan, as amended through November 28, 2007.

10.02	Amended and Restated 1997 Long Term Incentive Plan, as amended through November 28, 2007.

10.03	Amended and Restated AllianceBernstein Commission Substitution Plan, as amended through November 28, 2007.

10.04	Amended and Restated AllianceBernstein Century Club Plan.

10.05	Form of Award Agreement under the Amended and Restated AllianceBernstein Partners Compensation Plan.

10.06	Forms of Award Agreement under the Special Option Program.

10.07	Form of Award Agreement under the AllianceBernstein L.P. Financial Advisor Wealth Accumulation Plan.

10.08
Revolving Credit Agreement dated as of January 25, 2008 among Sanford C. Bernstein & Co., LLC, as Borrower, AllianceBernstein L.P., as U.S. Guarantor, Citibank, N.A., as Administrative Agent, Citigroup Global Markets Inc., as Arranger, JPMorgan Chase Bank, N.A. and Bank of America, N.A., as Co-Syndication Agents, HSBC Bank USA, National Association, as Documentation Agent, and the financial institutions whose names appear on the signature pages as “Banks”.

10.09	Uncommitted Line of Credit Agreement dated as of January 23, 2008 between AllianceBernstein L.P. and Citibank, N.A.

10.10	Supplement dated November 2, 2007 to the Revolving Credit Facility (see Exhibit 10.18).

10.11	Guidelines for Transfer of AllianceBernstein L.P. Units and AllianceBernstein L.P. Policy Regarding Partners’ Requests for Consent to Transfer of Limited Partnership Interests to Third Parties.

10.12
Amendment and Restatement of the Profit Sharing Plan for Employees of AllianceBernstein L.P., as amended through September 1, 2007 (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2007, as filed November 5, 2007).

10.13
Amendment and Restatement of the Retirement Plan for Employees of AllianceBernstein L.P., as amended through September 1, 2007 (incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarterly period ended September 30, 2007, as filed November 5, 2007).

10.14	Amendment to Letter Agreement entered into by Lewis A. Sanders and AllianceBernstein L.P. on December 17, 2007 (incorporated by reference to Exhibit 99.01 to Form 8-K, as filed December 20, 2007).

10.15	Letter Agreement entered into by Lewis A. Sanders and AllianceBernstein L.P. on October 26, 2006 (incorporated by reference to Exhibit 99.31 to Form 8-K, as filed October 31, 2006).

10.16
Amended and Restated Commercial Paper Dealer Agreement, dated as of May 3, 2006 (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarterly period ended March 31, 2006, as filed May 8, 2006).

10.17
Amended and Restated Issuing and Paying Agency Agreement, dated as of May 3, 2006 (incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarterly period ended March 31, 2006, as filed May 8, 2006).

10.18
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

10.19	AllianceBernstein L.P. Financial Advisor Wealth Accumulation Plan effective August 1, 2005 (incorporated by reference to Exhibit 99.3 to Form S-8, as filed August 5, 2005).

10.20	Investment Advisory and Management Agreement for MONY Life (incorporated by reference to Exhibit 10.4 to Form 10-K for the fiscal year ended December 31, 2004, as filed March 15, 2005).

10.21
Investment Advisory and Management Agreement for the General Account of AXA Equitable (incorporated by reference to Exhibit 10.5 to Form 10-K for the fiscal year ended December 31, 2004, as filed March 15, 2005).

10.22
Summary of AllianceBernstein L.P.’s Lease at 1345 Avenue of the Americas, New York, New York 10105 (incorporated by reference to Exhibit 10.3 to Form 10-K for the fiscal year ended December 31, 2003, as filed March 10, 2004).

10.23
Alliance Capital Management L.P. Partners Plan of Repurchase adopted as of February 20, 2003 (incorporated by reference to Exhibit 10.2 to Form 10-K for the fiscal year ended December 31, 2002, as filed March 27, 2003).

10.24
Services Agreement dated as of April 22, 2001 between Alliance Capital Management L.P. and AXA Equitable (incorporated by reference to Exhibit 10.19 to Form 10-K for the fiscal year ended December 31, 2001, as filed March 28, 2002).

10.25
Registration Rights Agreement dated as of October 2, 2000 by and among Alliance Capital Management L.P., SCB Inc. and SCB Partners Inc. (incorporated by reference to Exhibit 10.17 to Form 10-K for the fiscal year ended December 31, 2000, as filed April 2, 2001).

10.26
Purchase Agreement dated as of June 20, 2000 by and among Alliance Capital Management L.P., AXA Financial and SCB Inc. (incorporated by reference to Exhibit 10.18 to Form 10-K for the fiscal year ended December 31, 2000, as filed April 2, 2001).

10.27	Alliance Capital Management L.P. Annual Elective Deferral Plan (incorporated by reference to Exhibit 99 to Form S-8, as filed November 6, 2000).

10.28
Extendible Commercial Notes Dealer Agreement, dated as of December 14, 1999 (incorporated by reference to Exhibit 10.10 to the Form 10-K for the fiscal year ended December 31, 1999, as filed March 28, 2000).

10.29
Amended and Restated Investment Advisory and Management Agreement dated January 1, 1999 among Alliance Capital Management Holding L.P., Alliance Corporate Finance Group Incorporated and AXA Equitable (incorporated by reference to Exhibit (a)(6) to Form 10-Q/A for the quarterly period ended September 30, 1999, as filed on September 28, 2000).

10.30
Amended and Restated Accounting, Valuation, Reporting and Treasury Services Agreement dated January 1, 1999 between Alliance Capital Management Holding L.P., Alliance Corporate Finance Group Incorporated and AXA Equitable (incorporated by reference to Exhibit (a)(7) to the Form 10-Q/A for the quarterly period ended September 30, 1999, as filed September 28, 2000).

10.31	Alliance Capital Accumulation Plan (incorporated by reference to Exhibit 10.11 to Form 10-K for the fiscal year ended December 31, 1988, as filed March 31, 1989).

12.01	AllianceBernstein Consolidated Ratio of Earnings to Fixed Charges in respect of the years ended December 31, 2007, 2006, and 2005.

21.01	Subsidiaries of AllianceBernstein.

23.01	Consent of PricewaterhouseCoopers LLP.

23.02	Consent of KPMG LLP.

31.01	Certification of Mr. Sanders furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Mr. Joseph furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

ALLIANCEBERNSTEIN L.P.

Date: February 22, 2008	By:	/s/ Lewis A. Sanders
Lewis A. Sanders
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: February 22, 2008	/s/ Robert H. Joseph, Jr.
Robert H. Joseph, Jr.
Senior Vice President and Chief Financial Officer

Date: February 22, 2008	/s/ Edward J. Farrell
Edward J. Farrell
Senior Vice President and Chief Accounting Officer

DIRECTORS

/s/ Lewis A. Sanders	/s/ Deborah S. Hechinger
Lewis A. Sanders	Deborah S. Hechinger
Chairman of the Board	Director

/s/ Dominique Carrel-Billiard	/s/ Weston M. Hicks
Dominique Carrel-Billiard	Weston M. Hicks
Director	Director

/s/ Christopher M. Condron	/s/ Gerald M. Lieberman
Christopher M. Condron	Gerald M. Lieberman
Director	Director

/s/ Henri de Castries	/s/ Lorie A. Slutsky
Henri de Castries	Lorie A. Slutsky
Director	Director

/s/ Denis Duverne	/s/ A.W. (Pete) Smith, Jr.
Denis Duverne	A.W. (Pete) Smith, Jr.
Director	Director

/s/ Richard S. Dziadzio	/s/ Peter J. Tobin
Richard S. Dziadzio	Peter J. Tobin
Director	Director

/s/ Peter Etzenbach
Peter Etzenbach
Director

Schedule II
AllianceBernstein L.P.
Valuation and Qualifying Account - Allowance for Doubtful Accounts
For the Three Years Ending December 31, 2007, 2006, and 2005

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions		Balance at End of Period
	(in thousands)

For the year ended December 31, 2005	$1,707	$55	$823	(a)	$939

For the year ended December 31, 2006	$939	$251	$77	(b)	$1,113

For the year ended December 31, 2007	$1,113	$955	$276	(c)	$1,792

(a) Includes accounts written-off as uncollectible of $123 and a net reduction of the allowance balance of $700.
(b) Includes accounts written-off as uncollectible of $93 and a net addition to the allowance balance of $16.
(c) Includes accounts written-off as uncollectible of $267 and a net reduction of the allowance balance of $9.

Report of Independent Registered Public Accounting Firm on
Financial Statement Schedule

To the General Partner and Unitholders
AllianceBernstein L.P.:

Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated February 22, 2008 appearing in the 2007 Annual Report to Unitholders of AllianceBernstein L.P. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a) of this Form 10-K.  In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
New York, New York
February 22, 2008

Report of Independent Registered Public Accounting Firm

The General Partner and Unitholders
AllianceBernstein L.P.:

Under date of February 24, 2006, we reported on the consolidated statements of  income, changes in partners' capital and comprehenive income and cash flows of AllianceBernstein L.P. and subsidiaries (“AllianceBernstein”) for the year ended December 31, 2005, which are included in this Form 10-K.  In connection with our audit of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule referenced in Item 15 (a) of this Form 10-K.  This financial statement schedule is the responsibility of the General Partner’s management.  Our responsibility is to express an opinion on this financial statement schedule based on our audit.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
New York, New York February 24, 2006