Form 10-Q
period 2008-03-31
ALLIANCEBERNSTEIN L.P.
filed 2008-05-05
CIK 1109448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer,  a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

The number of units representing assignments of beneficial ownership of limited partnership interests outstanding as of March 31, 2008 was 260,798,798.

ALLIANCEBERNSTEIN L.P.

Index

Part I

FINANCIAL INFORMATION
Item 1.   Financial Statements

ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition
(in thousands)

	March 31, 2008	December 31, 2007
	(unaudited)

ASSETS
Cash and cash equivalents	$568,351	$576,416
Cash and securities segregated, at market (cost: $1,936,019 and $2,366,925)	1,941,412	2,370,019
Receivables, net:
Brokers and dealers	256,007	493,873
Brokerage clients	457,109	410,074
Fees, net	633,318	729,636
Investments:
Deferred compensation related	663,992	547,473
Other	822,196	367,608
Furniture, equipment and leasehold improvements, net	374,643	367,279
Goodwill, net	2,893,029	2,893,029
Intangible assets, net	259,030	264,209
Deferred sales commissions, net	170,146	183,571
Other assets	144,562	165,567
Total assets	$9,183,795	$9,368,754

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Payables:
Brokers and dealers	$189,696	$161,387
Brokerage clients	2,672,165	2,728,271
AllianceBernstein mutual funds	144,094	408,185
Accounts payable and accrued expenses	385,631	389,300
Accrued compensation and benefits	468,518	458,861
Debt	669,633	533,872
Minority interests in consolidated subsidiaries	149,524	147,652
Total liabilities	4,679,261	4,827,528

Commitments and contingencies (See Note 7)

Partners’ capital:
General Partner	45,589	45,932
Limited partners: 260,798,798 and 260,341,992 units issued and outstanding	4,541,825	4,526,126
Capital contributions receivable from General Partner	(25,993)	(26,436)
Deferred compensation expense	(117,446)	(57,501)
Accumulated other comprehensive income	60,559	53,105
Total partners’ capital	4,504,534	4,541,226
Total liabilities and partners’ capital	$9,183,795	$9,368,754

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Income
 (in thousands, except per unit amounts)
(unaudited)

	Three Months Ended March 31,
	2008	2007

Revenues:
Investment advisory and services fees	$817,231	$775,487
Distribution revenues	109,302	112,210
Institutional research services	118,286	98,956
Dividend and interest income	30,992	68,309
Investment gains (losses)	(64,230)	13,634
Other revenues	30,780	29,795
Total revenues	1,042,361	1,098,391
Less: Interest expense	13,339	54,055
Net revenues	1,029,022	1,044,336

Expenses:
Employee compensation and benefits	433,672	440,525
Promotion and servicing:
Distribution plan payments	79,224	77,710
Amortization of deferred sales commissions	22,019	24,715
Other	57,223	58,529
General and administrative	152,404	143,767
Interest on borrowings	6,565	7,482
Amortization of intangible assets	5,179	5,179
	756,286	757,907

Operating income	272,736	286,429

Non-operating income	4,752	4,199

Income before income taxes	277,488	290,628

Income taxes	30,045	22,927

Net income	$247,443	$267,701

Net income per unit:
Basic	$0.94	$1.02
Diluted	$0.94	$1.01

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2008	2007

Cash flows from operating activities:
Net income	$247,443	$267,701
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred sales commissions	22,019	24,716
Amortization of non-cash deferred compensation	15,825	12,558
Depreciation and other amortization	27,311	26,924
Other, net	68,512	(7,519)
Changes in assets and liabilities:
Decrease in segregated cash and securities	498,250	60,327
Decrease (increase) in receivable from brokers and dealers	237,427	(206,239)
(Increase) decrease in receivable from brokerage clients	(47,183)	82,258
Decrease (increase) in fees receivable, net	99,304	(12,584)
(Increase) in investments	(716,497)	(168,045)
(Increase) in deferred sales commissions	(8,594)	(26,161)
Decrease (increase) in other assets	23,560	(15,461)
Increase in payable to brokers and dealers	28,602	99,541
(Decrease) increase in payable to brokerage clients	(55,794)	29,688
(Decrease) in payable to AllianceBernstein mutual funds	(264,091)	(26,944)
Increase in accounts payable and accrued expenses	13,043	24,088
Increase in accrued compensation and benefits	8,569	101,349
Increase in minority interests in consolidated subsidiaries	4,515	53,916
Net cash provided by operating activities	202,221	320,113

Cash flows from investing activities:
Purchases of investments	(3,284)	(15,699)
Proceeds from sales of investments	7,998	21,487
Additions to furniture, equipment and leasehold improvements	(22,406)	(26,921)
Net cash used in investing activities	(17,692)	(21,133)

Cash flows from financing activities:
Issuance of commercial paper, net	31,725	161,446
Proceeds from unsecured bank loans, net	98,000	—
(Decrease) in overdrafts payable	(20,263)	(17,372)
Cash distributions to General Partner and unitholders	(308,037)	(419,093)
Capital contributions from General Partner	897	812
Additional investment by Holding with proceeds from exercise of compensatory options to buy Holding Units	4,581	17,508
Purchases of Holding Units to fund deferred compensation plans, net	(4,855)	(14,060)
Net cash used in financing activities	(197,952)	(270,759)

Effect of exchange rate changes on cash and cash equivalents	5,358	1,222

Net (decrease) increase in cash and cash equivalents	(8,065)	29,443
Cash and cash equivalents as of beginning of period	576,416	546,777
Cash and cash equivalents as of end of period	$568,351	$576,220

Non-cash financing activities:

Additional investment by Holding through issuance of Holding Units to fund deferred compensation plans	$18,604	$—

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2008
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

These statements should be read in conjunction with AllianceBernstein’s audited consolidated financial statements included in AllianceBernstein’s Form 10-K for the year ended December 31, 2007.

1.	Business Description and Organization

AllianceBernstein provides research, diversified investment management, and related services globally to a broad range of clients. Its principal services include:

•
Institutional Investment Services – servicing our institutional clients, including unaffiliated corporate and public employee pension funds, endowment funds, domestic and foreign institutions and governments, and affiliates such as AXA and certain of its insurance company subsidiaries, by means of separately managed accounts, sub-advisory relationships, structured products, collective investment trusts, mutual funds, hedge funds, and other investment vehicles.

•
Retail Services – servicing our individual clients, primarily by means of retail mutual funds sponsored by AllianceBernstein or an affiliated company, sub-advisory relationships in respect of mutual funds sponsored by third parties, separately managed account programs sponsored by financial intermediaries worldwide, and other investment vehicles.

•
Private Client Services – servicing our private clients, including high-net-worth individuals, trusts and estates, charitable foundations, partnerships, private and family corporations, and other entities, by means of separately managed accounts, hedge funds, mutual funds, and other investment vehicles.

•	Institutional Research Services – servicing institutional clients seeking independent research, portfolio strategy, and brokerage-related services.

We also provide distribution, shareholder servicing, and administrative services to the mutual funds we sponsor.

We provide a broad range of services with expertise in:

•	Value equities, generally targeting stocks that are out of favor and that may trade at bargain prices;

•	Growth equities, generally targeting stocks with under-appreciated growth potential;

•	Fixed income securities, including both taxable and tax-exempt securities;

•	Blend strategies, combining style-pure investment components with systematic rebalancing;

•	Passive management, including both index and enhanced index strategies;

•	Alternative investments, such as hedge funds, currency management, and venture capital; and

•	Asset allocation, by which we offer specifically-tailored investment solutions for our clients (e.g., customized target date fund retirement services for institutional defined contribution clients).

We manage these services using various investment disciplines, including market capitalization (e.g., large-, mid- and small-cap equities), term (e.g., long-, intermediate-, and short-duration debt securities), and geographic location (e.g., U.S., international, global, and emerging markets), as well as local and regional disciplines in major markets around the world.

Our independent research is the foundation of our business.  Our research disciplines include fundamental research, quantitative research, economic research, and currency forecasting capabilities.  In addition, we have created several specialized research units, including one unit that examines global strategic changes that can affect multiple industries and geographies, and another dedicated to identifying potentially successful innovations within private early-stage and later-stage growth companies.

Index

As of March 31, 2008, AXA, a société anonyme organized under the laws of France and the holding company for an international group of insurance and related financial services companies, AXA Financial, Inc. (an indirect wholly-owned subsidiary of AXA, “AXA Financial”), AXA Equitable Life Insurance Company (a wholly-owned subsidiary of AXA Financial, “AXA Equitable”), and certain subsidiaries of AXA Financial, collectively referred to as “AXA and its subsidiaries”, owned approximately 1.7% of the issued and outstanding units representing assignments of beneficial ownership of limited partnership interests in Holding (“Holding Units”).

As of March 31, 2008, the ownership structure of AllianceBernstein, as a percentage of general and limited partnership interests, was as follows:

AXA and its subsidiaries	62.5%
Holding	33.2
SCB Partners Inc. (a wholly-owned subsidiary of SCB Inc.; formerly known as Sanford C. Bernstein Inc.)	3.1
Unaffiliated Holders	1.2
100.0%

AllianceBernstein Corporation (an indirect wholly-owned subsidiary of AXA, “General Partner”) is the general partner of both Holding and AllianceBernstein. AllianceBernstein Corporation owns 100,000 general partnership units in Holding and a 1% general partnership interest in AllianceBernstein. Including the general partnership interests in AllianceBernstein and Holding, and their equity interest in Holding, as of March 31, 2008, AXA and its subsidiaries had an approximate 63.1% economic interest in AllianceBernstein.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The interim condensed consolidated financial statements of AllianceBernstein included herein have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the interim results, have been made. The preparation of the condensed consolidated financial statements requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the interim reporting periods. Actual results could differ from those estimates. The December 31, 2007 condensed consolidated statement of financial condition was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Principles of Consolidation

The condensed consolidated financial statements include AllianceBernstein and its majority-owned and/or controlled subsidiaries. All significant inter-company transactions and balances among the consolidated entities have been eliminated.

Reclassifications and Revisions

Certain prior period amounts have been reclassified to conform to the current year presentation. These include: (i) within cash provided by operating activities in the condensed consolidated statements of cash flows, amounts from accounts payable and accrued expenses to minority interests in consolidated subsidiaries, (ii) amounts from other revenues in the condensed consolidated statements of income, primarily related to deferred compensation investments, to investment gains (losses), and (iii) amounts from other investments to investments in the condensed consolidated statements of financial condition and cash flows.

In addition, on the condensed consolidated statements of cash flows, net cash provided by operating activities of $237.8 million reported for the three months ended March 31, 2007 in the first quarter 2007 Form 10-Q was revised to $320.1 million to correct the categorization of certain amounts. These included: (i) reflecting the decrease in overdrafts payable of $17.4 million from cash provided by operating activities to an increase in cash used in financing activities, and (ii) reflecting several special bank accounts for the exclusive benefit of customers of $81.0 million as of March 31, 2007 and $145.9 million as of December 31, 2006 from cash and cash equivalents to cash and securities segregated, increasing net cash provided by operating activities by $64.9 million.

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

On April 23, 2008, the General Partner declared a distribution of $247.6 million, or $0.94 per AllianceBernstein Unit, representing a distribution of Available Cash Flow for the three months ended March 31, 2008. The General Partner, as a result of its 1% general partnership interest, is entitled to receive 1% of each quarterly distribution. The distribution is payable on May 15, 2008 to holders of record on May 5, 2008.

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

Investments

Investments include United States Treasury Bills, unconsolidated mutual funds and limited partnership hedge funds we sponsor and manage, and investments held by a consolidated venture capital fund in which we are the general partner and hold a 10% limited partnership interest.

Investments in United States Treasury Bills and mutual funds are classified as either trading or available-for-sale securities, in accordance with Statement of Financial Accounting Standards No. 115 (“SFAS No. 115”), “Accounting for Certain Investments in Debt and Equity Securities”. Trading investments are stated at fair value, based on quoted market prices, with unrealized gains and losses reported in net income. Available-for-sale investments are stated at fair value, based on quoted market prices, with unrealized gains and losses reported as a separate component of accumulated other comprehensive income in partners’ capital. Realized gains and losses on the sale of investments are included in income in the current period. The specific identified cost method is used to determine the realized gain or loss on investments sold.

The equity method of accounting is used for investments in limited partnership hedge funds in accordance with EITF D-46, “Accounting for Limited Partnership Investments”. The equity in earnings of our limited partnership hedge fund investments are included in investments gains and losses on the condensed consolidated statements of income.

The investments held by our consolidated venture capital fund are primarily privately held investments initially valued based upon cost. Investments are adjusted to fair value when changes in the underlying fair values are readily ascertainable, generally reflecting the occurrence of “significant developments” (i.e., business, economic, or market events that may affect a company in which an investment has been made). Adjustments to fair value of venture capital fund investments are recorded as unrealized gains and losses in investment gains and losses on the condensed consolidated statements of income.

We adopted Statement of Financial Accounting Standards No.157 (“SFAS No. 157”), “Fair Value Measurements”, on January 1, 2008. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and expands disclosure requirements for fair value measurements.

Goodwill, Net

On October 2, 2000, AllianceBernstein acquired the business and assets of SCB Inc., an investment research and management company formerly known as Sanford C. Bernstein Inc. (“Bernstein”), and assumed the liabilities of Bernstein (“Bernstein Transaction”). The purchase price consisted of a cash payment of approximately $1.5 billion and 40.8 million newly-issued AllianceBernstein Units.

The Bernstein Transaction was accounted for under the purchase method and the cost of the acquisition was allocated on the basis of the estimated fair value of the assets acquired and the liabilities assumed. The excess of the purchase price over the fair value of identifiable assets acquired resulted in the recognition of goodwill of approximately $3.0 billion.

Index

In accordance with Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets”, we test goodwill at least annually, as of September 30, for impairment. As of September 30, 2007, the impairment test indicated that goodwill was not impaired. Also, as of March 31, 2008, management believes that goodwill was not impaired.

Intangible Assets, Net

Intangible assets consist of costs assigned to investment management contracts of SCB Inc., less accumulated amortization. Intangible assets are being amortized over an estimated useful life of approximately 20 years. The gross carrying amount and accumulated amortization of intangible assets subject to amortization totaled $414.3 million and $155.3 million, respectively, as of March 31, 2008. Amortization expense was $5.2 million for each of the three months ended March 31, 2008 and 2007, and estimated annual amortization expense for each of the next five years is approximately $20.7 million. Management tests intangible assets for impairment quarterly. Management believes that intangible assets were not impaired as of March 31, 2008.

Deferred Sales Commissions, Net

We pay commissions to financial intermediaries in connection with the sale of shares of open-end company-sponsored mutual funds sold without a front-end sales charge (“back-end load shares”). These commissions are capitalized as deferred sales commissions and amortized over periods not exceeding five and one-half years for U.S. fund shares and four years for non-U.S. fund shares, the periods of time during which deferred sales commissions are generally recovered. We recover these commissions from distribution services fees received from those funds and from contingent deferred sales commissions (“CDSC”) received from shareholders of those funds upon the redemption of their shares. CDSC cash recoveries are recorded as reductions of unamortized deferred sales commissions when received. Management tests the deferred sales commission asset for recoverability quarterly and determined that the balance as of March 31, 2008 was not impaired.

Loss Contingencies

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

Institutional research services revenue consists of brokerage transaction charges received by Sanford C. Bernstein & Co., LLC (“SCB LLC”) and Sanford C. Bernstein Limited (“SCBL”), each a wholly-owned subsidiary of AllianceBernstein, for independent research and brokerage-related services provided to institutional investors. Brokerage transaction charges earned and related expenses are recorded on a trade-date basis. Distribution revenues, shareholder servicing fees, and interest income are accrued as earned.

Deferred Compensation Plans

We maintain several unfunded, non-qualified deferred compensation plans under which annual awards to employees are generally made in the fourth quarter. Participants allocate their awards: (i) among notional investments in Holding Units, certain of the investment services we provide to our clients, and a money market fund, or (ii) in options to buy Holding Units. We typically purchase the investments that are notionally elected by the participants and hold such investments in a consolidated rabbi trust. Vesting periods for annual awards range from four years to immediate, depending on the terms of the individual award, the age of the participant, or in the case of our Chairman and CEO, the terms of his employment agreement. Upon vesting, awards are distributed to participants unless they have made a voluntary long-term election to defer receipt. Quarterly cash distributions on unvested Holding Units for which a long-term deferral election has not been made are paid currently to participants. Quarterly cash distributions on notional investments in Holding Units and income credited on notional investments in our investment services or the money market fund for which a long-term deferral election has been made are reinvested and distributed as elected by participants.

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

Compensatory Option Plans

In accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), (“SFAS No. 123-R”), “Share Based Payment”, we recognize compensation expense related to share-based payments in the financial statements. Under the fair value method, compensatory expense is measured at the grant date based on the estimated fair value of the award (determined using the Black-Scholes option valuation model) and is recognized over the vesting period.

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

As of March 31, 2008, we have significant variable interests in certain structured products and hedge funds with approximately $102.6 million in client assets under management. However, these variable interest entities do not require consolidation because management has determined that we are not the primary beneficiary of the expected losses or expected residual returns of these entities. Our maximum exposure to loss in these entities is limited to our investments of $0.1 million in these entities.

3.	Cash and Securities Segregated Under Federal Regulations and Other Requirements

As of March 31, 2008, $1.9 billion of United States Treasury Bills were segregated in a special reserve bank custody account for the exclusive benefit of brokerage customers of SCB LLC under Rule 15c3-3 of the Securities Exchange Act of 1934, as amended (“Exchange Act”). During the first week of April 2008, we deposited an additional $0.6 billion in United States Treasury Bills in this special account pursuant to Rule 15c3-3 requirements.

AllianceBernstein Investments, Inc. (“AllianceBernstein Investments”), a wholly-owned subsidiary of AllianceBernstein and the distributor of company-sponsored mutual funds, maintains several special bank accounts for the exclusive benefit of customers.  As of March 31, 2008, $62.2 million of cash was segregated in these bank accounts.

Index

4.	Net Income Per Unit

Basic net income per unit is derived by reducing net income for the 1% general partnership interest and dividing the remaining 99% by the basic weighted average number of units outstanding for each period. Diluted net income per unit is derived by reducing net income for the 1% general partnership interest and dividing the remaining 99% by the total of the basic weighted average number of units outstanding and the dilutive unit equivalents resulting from outstanding compensatory options to buy Holding Units as follows:

	Three Months Ended, March 31,
	2008	2007
	(in thousands, except per unit amounts)

Net income	$247,443	$267,701

Weighted average units outstanding - basic	260,627	259,338
Dilutive effect of compensatory options to buy Holding Units	316	2,102
Weighted average units outstanding - diluted	260,943	261,440

Basic net income per unit	$0.94	$1.02
Diluted net income per unit	$0.94	$1.01

As of March 31, 2008 and 2007, we excluded 3,667,552 and 1,669,205 out-of-the-money options (i.e., options to buy Holding Units with an exercise price greater than the weighted average closing price of a Holding Unit for the relevant period), respectively, from the diluted net income per unit computation due to their anti-dilutive effect.

5.	Investments

Investments are comprised of:

	March 31, 2008	December 31, 2007
	(in thousands)

Available for sale	$43,607	$48,038
Trading:
Deferred compensation related	534,844	417,906
United States Treasury Bills	566,910	89,328
Other	61,224	65,003
Investments in limited partnership hedge funds:
Deferred compensation related	129,148	129,567
Other	11,438	27,111
Private equity investments	137,796	135,601
Other investments	1,221	2,527
Total investments	$1,486,188	$915,081

Total investments related to deferred compensation obligations of $664.0 million and $547.5 million as of March 31, 2008 and December 31, 2007, respectively, consist of company-sponsored mutual funds and limited partnership hedge funds. We typically purchase the investments that are notionally elected by deferred compensation plan participants and maintain them in a consolidated rabbi trust. However, we can liquidate these investments and use the proceeds for general business purposes.

We purchase United States Treasury Bills into a company account for transfer into a special reserve bank custody account for the exclusive benefit of brokerage customers of SCB LLC when required by Rule 15c3-3 of the Exchange Act (see Note 3).

6.	Fair Value

We adopted SFAS No. 157 on January 1, 2008. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and expands disclosure requirements for fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date. The three broad levels of fair value hierarchy established by SFAS No. 157 are as follows:

Index

•	Level 1 – Quoted prices in active markets are available for identical assets or liabilities as of the reported date.

•	Level 2 – Quoted prices in markets that are not active or other pricing inputs that are either directly or indirectlyobservable as of the reported date.

•
Level 3 – Prices or valuation techniques that are both significant to the fair value measurement andunobservable as of the reported date. These financial instruments do not have two-way markets and aremeasured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation.

Assets Measured at Fair Value

The following table summarizes the valuation of our financial instruments by SFAS No. 157 pricing observability levels as of March 31, 2008:

	Level 1	Level 2	Level 3	Total
	(in thousands)

Cash equivalents	$142,527	$—	$—	$142,527
Cash and securities segregated	1,879,181	—	—	1,879,181
Receivables from brokers and dealers	(151)	398	—	247
Investments – available-for-sale	43,607	—	—	43,607
Investments – trading
U.S. Treasury bills	566,910	—	—	566,910
Mutual fund investments	546,089	—	—	546,089
Equity securities	48,523	1,455	—	49,978
Investments – private equity	5,544	—	132,252	137,796
Total assets measured at fair value	$3,232,230	$1,853	$132,252	$3,366,335

Payables to brokers and dealers	$336	$—	$—	$336
Total liabilities measured at fair value	$336	$—	$—	$336

Following is a description of the fair value methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy:

•	Cash equivalents: We invest excess cash in various money market funds that are valued based on quoted prices in active markets; as such these are included in Level 1 of the valuation hierarchy.

•
Cash and securities segregated: United States Treasury Bills segregated in a special reserve bank custody  account as required by Rule 15c3-3 of the Exchange Act are valued based on quoted prices in active markets; as such these are included in Level 1 of the valuation hierarchy.

•
Receivables from brokers and dealers: We hold several exchange traded futures and currency forward contracts  with counterparties that are included in Level 1 and Level 2, respectively, of the valuation hierarchy.

•
Investments – available-for-sale and trading: Our available-for-sale investments consist principally of company- sponsored mutual funds with exchange listed net asset values, and our trading investments consist principally of United States Treasury Bills, company-sponsored mutual funds with exchange listed net asset values, and various separately managed portfolios consisting of equity securities with quoted prices in active markets. As such, these investments are included in Level 1 of the valuation hierarchy.

•
Investments – private equity: The valuation of non-public private equity investments, held by a consolidated  venture capital fund, requires significant management judgment due to the absence of quoted market prices,  inherent lack of liquidity, and the long-term nature of such investments. Private equity investments are valued  initially at cost. The carrying values of private equity investments are adjusted either up or down from the  transaction price to reflect expected exit values as evidenced by financing and sale transactions with third  parties, or when determination of a valuation adjustment is confirmed through ongoing review in accordance  with our valuation policies and procedures. A variety of factors are reviewed and monitored to assess positive  and negative changes in valuation including, but not limited to, current operating performance and future  expectations of investee companies, industry valuations of comparable public companies, changes in market  outlook, and the third party financing environment over time. In determining valuation adjustments resulting  from the investment review process, particular emphasis is placed on current company performance and market  conditions. Non-public equity investments are included in Level 3 of the valuation hierarchy because they trade  infrequently and, therefore, the fair value is unobservable. Publicly traded equity investments are included in  Level 1 of the valuation hierarchy.

Index

•	Payables to brokers and dealers: Securities sold, but not yet purchased, are included in Level 1 of the valuation hierarchy.

The following table summarizes the change in balance sheet carrying value associated with Level 3 financial instruments carried at fair value during the first quarter of 2008 (in thousands):

Balance as of January 1, 2008	$125,020

Purchases (sales), net	7,027
Transfers in (out), net	—
Realized gains (losses), net	—
Unrealized gains (losses), net	205
Balance as of March 31, 2008	$132,252

7.	Commitments and Contingencies

Deferred Sales Commission Asset

Payments of sales commissions made by AllianceBernstein Investments to financial intermediaries in connection with the sale of back-end load shares under our mutual fund distribution system (the “System”) are capitalized as deferred sales commissions (“deferred sales commission asset”) and amortized over periods not exceeding five and one-half years for U.S. fund shares and four years for non-U.S. fund shares, the periods of time during which the deferred sales commission asset is expected to be recovered. CDSC cash recoveries are recorded as reductions of unamortized deferred sales commissions when received. The amount recorded for the net deferred sales commission asset was $170.1 million as of March 31, 2008. Payments of sales commissions made by AllianceBernstein Investments to financial intermediaries in connection with the sale of back-end load shares under the System, net of CDSC received of $6.5 million and $7.6 million, totaled approximately $8.6 million and $26.2 million during the three months ended March 31, 2008 and 2007, respectively.

Management tests the deferred sales commission asset for recoverability quarterly. Significant assumptions utilized to estimate the company’s future average assets under management and undiscounted future cash flows from back-end load shares include expected future market levels and redemption rates. Market assumptions are selected using a long-term view of expected average market returns based on historical returns of broad market indices. As of March 31, 2008, management used average market return assumptions of 5% for fixed income and 8% for equity to estimate annual market returns. Higher actual average market returns would increase undiscounted future cash flows, while lower actual average market returns would decrease undiscounted future cash flows. Future redemption rate assumptions range from 20% to 24%  for U.S. fund shares and 23% to 30% for non-U.S. fund shares, determined by reference to actual redemption experience over the five-year, three-year, one-year and current periods ended March 31, 2008, calculated as a percentage of the company’s average assets under management represented by back-end load shares. An increase in the actual rate of redemptions would decrease undiscounted future cash flows, while a decrease in the actual rate of redemptions would increase undiscounted future cash flows. These assumptions are reviewed and updated quarterly. Estimates of undiscounted future cash flows and the remaining life of the deferred sales commission asset are made from these assumptions and the aggregate undiscounted future cash flows are compared to the recorded value of the deferred sales commission asset. As of March 31, 2008, management determined that the deferred sales commission asset was not impaired. If management determines in the future that the deferred sales commission asset is not recoverable, an impairment condition would exist and a loss would be measured as the amount by which the recorded amount of the asset exceeds its estimated fair value. Estimated fair value is determined using management’s best estimate of future cash flows discounted to a present value amount.

During the three months ended March 31, 2008, U.S. equity markets decreased by approximately 9.4% as measured by the change in the Standard & Poor’s 500 Stock Index and U.S. fixed income markets increased by approximately 2.2% as measured by the change in the Lehman Brothers’ Aggregate Bond Index. The redemption rate for domestic back-end load shares was 20.7% during the three months ended March 31, 2008. Non-U.S. capital markets decreases ranged from 8.9% to 11.0% as measured by the MSCI World, Emerging Market and EAFE Indices. The redemption rate for non-U.S. back-end load shares was 26.1% during the three months ended March 31, 2008. Declines in financial markets or higher redemption levels, or both, as compared to the assumptions used to estimate undiscounted future cash flows, as described above, could result in the impairment of the deferred sales commission asset. Due to the volatility of the capital markets and changes in redemption rates, management is unable to predict whether or when a future impairment of the deferred sales commission asset might occur. Any impairment would reduce materially the recorded amount of the deferred sales commission asset with a corresponding charge to earnings.

Index

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

On April 21, 2006, AllianceBernstein and attorneys for the plaintiffs in the mutual fund shareholder claims, mutual fund derivative claims, and ERISA claims entered into a confidential memorandum of understanding containing their agreement to settle these claims. The agreement will be documented by a stipulation of settlement and will be submitted for court approval at a later date. The settlement amount ($30 million), which we previously expensed and disclosed, has been disbursed. The derivative claims brought on behalf of Holding, in which plaintiffs seek an unspecified amount of damages, remain pending.

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

We are involved in various other matters, including regulatory inquiries, administrative proceedings, and litigation, some of which allege material damages. While any proceeding or litigation has the element of uncertainty, management believes that the outcome of any one of the other lawsuits or claims that is pending or threatened, or all of them combined, will not have a material adverse effect on our results of operations or financial condition.

Claims Processing Contingency

During the fourth quarter of 2006, we recorded a $56.0 million pre-tax charge ($54.5 million, net of related income tax benefit) for the estimated cost of reimbursing certain clients for losses arising out of an error we made in processing claims for class action settlement proceeds on behalf of these clients, which include some company-sponsored mutual funds. We believe that most of this cost will ultimately be recovered from residual settlement proceeds and insurance. Our fourth quarter 2006 cash distribution was declared by the General Partner prior to recognition of this adjustment. As a result, to the extent that all or a portion of the cost is recovered in subsequent periods, we do not intend to include recoveries in Available Cash Flow (as defined in the AllianceBernstein Partnership Agreement), and would not distribute those amounts to unitholders. As of March 31, 2008, we had $10.0 million remaining in accrued expenses related to the $56.0 million pre-tax charge.

8.	Qualified Employee Benefit Plans

We maintain a qualified profit sharing plan (the “Profit Sharing Plan”) covering U.S. employees and certain foreign employees. Employer contributions are discretionary and generally limited to the maximum amount deductible for federal income tax purposes.

We maintain several defined contribution plans for foreign employees in our offices in the United Kingdom, Australia, New Zealand, Japan and certain of our other foreign offices. Employer contributions are generally consistent with regulatory requirements and tax limits.  Defined contribution expense for foreign entities was $3.1 million and $1.8 million during the three months ended March 31, 2008 and 2007, respectively.

We maintain a qualified, noncontributory, defined benefit retirement plan (“Retirement Plan”) covering current and former employees who were employed by AllianceBernstein in the United States prior to October 2, 2000. Benefits are based on years of credited service, average final base salary (as defined), and primary Social Security benefits. Our policy is to satisfy our funding obligation for each year in an amount not less than the minimum required by ERISA and not greater than the maximum amount deductible for federal income tax purposes.

Index

In April 2008, we contributed $1.1 million to the Retirement Plan and currently intend to contribute an additional $2.3 million to the Retirement Plan later this year. Contribution estimates, which are subject to change, are based on regulatory requirements, future market conditions and assumptions used for actuarial computations of the Retirement Plan’s obligations and assets. Management, at the present time, is unable to determine the amount, if any, of additional future contributions that may be required.

Net expense under the Retirement Plan was comprised of:

	Three Months Ended March 31,
	2008	2007
	(in thousands)

Service cost	$792	$993
Interest cost on projected benefit obligations	1,241	1,231
Expected return on plan assets	(1,148)	(1,075)
Amortization of prior service credit	(109)	(15)
Amortization of transition asset	(36)	(36)
Net pension charge	$740	$1,098

9.	Units Outstanding

The following table summarizes the activity in units:

Outstanding as of January 1, 2008	260,341,992
Options to buy Holding Units exercised	118,500
Holding Units awarded	46,030
Issuance of Holding Units	293,344
Holding Units forfeited	(1,068)
Outstanding as of March 31, 2008	260,798,798

Holding Units awarded and Holding Units forfeited pertain to restricted Holding Unit awards to independent members of the Board of Directors and Century Club Plan Holding Unit awards to company-sponsored mutual fund sales personnel. Issuance of Holding Units pertains to Holding Units we issued to fund deferred compensation plan elections by participants.

10.	Income Taxes

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

In order to preserve AllianceBernstein’s status as a private partnership for federal income tax purposes, AllianceBernstein Units must not be considered publicly-traded. The AllianceBernstein Partnership Agreement provides that all transfers of AllianceBernstein Units must be approved by AXA Equitable and the General Partner; AXA Equitable and the General Partner approve only those transfers permitted pursuant to one or more of the safe harbors contained in relevant treasury regulations. If such units were considered readily tradable, AllianceBernstein’s net income would be subject to federal and state corporate income tax. Furthermore, should AllianceBernstein enter into a substantial new line of business, Holding, by virtue of its ownership of AllianceBernstein, would lose its status as a “grandfathered” publicly-traded partnership and would become subject to corporate income tax which would reduce materially Holding’s net income and its quarterly distributions to Holding Unitholders.

Index

11.	Debt

Total committed credit, debt outstanding, and weighted average interest rates as of March 31, 2008 and 2007 were as follows:

	March 31,
	2008			2007
	Committed Credit Available	Debt Outstanding	Interest Rate	Committed Credit Available	Debt Outstanding	Interest Rate
	(in millions)
Commercial paper(1)	$1,000.0	$571.6	3.0%	$800.0	$503.6	5.3%
Revolving credit facility(1)	—	—	—	—	—	—
Revolving credit facility –SCB LLC	950.0	—	—	—	—	—
Unsecured bank loan(2)	—	98.0	3.1	—	—	—
Total	$1,950.0	$669.6	3.0	$800.0	$503.6	5.3
_________________
(1)
Our revolving credit facility supports our commercial paper program; amounts borrowed under the commercial  paper program reduce amounts available for other purposes under the $1.0 billion revolving credit facility on a dollar-for-dollar basis.

(2)	As of March 31, 2008, SCB LLC maintained five separate uncommitted credit facilities with various banks totaling $800 million.

In February 2006, we entered into an $800 million five-year revolving credit facility with a group of commercial banks and other lenders. The revolving credit facility is intended to provide back-up liquidity for our $800 million commercial paper program. Under the revolving credit facility, the interest rate, at our option, is a floating rate generally based upon a defined prime rate, a rate related to the London Interbank Offered Rate (LIBOR) or the Federal Funds rate. On November 2, 2007, we increased the revolving credit facility by $200 million to $1.0 billion. We also increased our commercial paper program by $200 million to $1.0 billion. The revolving credit facility contains covenants which, among other things, require us to meet certain financial ratios. We were in compliance with the covenants as of March 31, 2008.

In January 2008, SCB LLC entered into a $950 million three-year revolving credit facility with a group of commercial banks to fund its obligations resulting from engaging in certain securities trading and other customer activities. Under the revolving credit facility, the interest rate, at the option of SCB LLC, is a floating rate generally based upon a defined prime rate, a rate related to LIBOR or the Federal Funds rate.

12.	Comprehensive Income

Comprehensive income was comprised of:

	Three Months Ended March 31,
	2008	2007
	(in thousands)

Net income	$247,443	$267,701
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on investments	(3,006)	(1,145)
Foreign currency translation adjustment	10,626	2,849
Changes in retirement plan related items	(166)	(50)
	7,454	1,654
Comprehensive income	$254,897	$269,355

Index

Report of Independent Registered Public Accounting Firm

To the General Partner and Unitholders
AllianceBernstein L.P.

We have reviewed the accompanying condensed consolidated statement of financial condition of AllianceBernstein L.P. (“AllianceBernstein”) as of March 31, 2008, the related condensed consolidated statements of income for the three-month periods ended March 31, 2008 and March 31, 2007, and the condensed consolidated statements of cash flows for the three-month periods ended March 31, 2008 and 2007. These interim financial statements are the responsibility of the management of AllianceBernstein Corporation, the General Partner.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition as of December 31, 2007, and the related consolidated statements of income, changes in partners’ capital and comprehensive income, and cash flows for the year then ended (not presented herein), and in our report dated February 22, 2008, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial condition as of December 31, 2007, is fairly stated in all material respects in relation to the consolidated statement of financial condition from which it has been derived.

/s/ PricewaterhouseCoopers LLP
New York, New York
May 2, 2008

Index

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

First quarter results for our clients and our firm were negatively impacted by turbulent capital market conditions, as absolute investment returns were weak across our entire equity and hedge fund service suite. With few exceptions, returns in these services trailed benchmarks as we implemented strategies to gradually increase exposure to investments with depressed prices. We believe such investments offer unusual opportunity, but because market turmoil continued, causing significantly higher risk premiums and substantial underperformance in the financial sector, they hurt returns in the quarter. Fixed income portfolios generally produced positive absolute returns, thus providing important ballast to client portfolios. Relative returns, however, were generally below targets in core and core plus services, although virtually all of our municipal bond services outperformed their benchmarks.

In the first quarter of 2008, market depreciation of $63.6 billion coupled with slightly negative net outflows of $1.5 billion contributed to an 8.1% decrease in total client assets under management (“AUM”). Retail Services net outflows of $4.4 billion, focused heavily in non-U.S. markets, were partially offset by net inflows in our Institutional Investment Services and Private Client Services. Net inflows in both of these channels, however, slowed sharply compared to recent periods, as many of our clients seem to be waiting for greater clarity about the underlying factors creating current market volatility. A firm-wide resumption of organic growth will likely be contingent upon an improvement in capital market conditions.

Looking at our AUM by investment service, our fixed income services generated $2.0 billion of net inflows along with $2.7 billion of market appreciation.  However, our value and growth equity services suffered net outflows of $2.0 billion and $1.2 billion, respectively, and experienced market depreciation of $38.7 billion and $25.7 billion.

Our Institutional Investment Services AUM declined by 7.2%, or $36.8 billion, in the quarter as market depreciation of $39.3 billion was only marginally offset by net inflows of $2.5 billion. Global and international investment services accounted for approximately 91% of new assets in the first quarter of 2008. Notably, fixed income represented 30% of new assets in the quarter.  In addition, our pipeline of won but unfunded mandates increased by approximately $2 billion and currently stands at over $16 billion, the majority of which we expect to be funded over the next six months. Nearly $6 billion of our pipeline is for defined contribution services, which demonstrates the growth momentum we are experiencing with respect to this extremely important opportunity.

Our Retail Services had a difficult quarter with AUM declining $20.5 billion, or 11.2%, resulting from market depreciation of $16.1 billion and net outflows of $4.4 billion driven primarily by U.S. and non-U.S. equity services. Furthermore, “Investment Strategies for Life” AUM decreased by approximately $1 billion during the first quarter of 2008 to $23 billion as net inflows were more than offset by market depreciation.

Our Private Client Services AUM declined by $7.8 billion, or 7.2%, driven by market depreciation of $8.2 billion. Despite market turbulence, our Private Client Services produced modest net inflows of $0.4 billion, as net sales of our municipal bond funds more than offset outflows in equity and hedge fund services. Financial advisor headcount stands at 334, a modest increase of 6% over the first quarter of 2007, affording us the opportunity to leverage the investments we’ve made in this channel during the past several years.

Our Institutional Research Services revenues increased 19.5% over the first quarter of 2007 to a record of $118.3 million, reflecting continued client acceptance of our research and trading platforms. Revenue growth was concentrated in the U.S. due to higher trading volumes, and revenues were modestly higher in Europe. During the quarter, we also launched the capability to trade listed options of U.S. equities.

Despite a 5% increase in advisory fee revenue, net revenue for the quarter declined by 1.5% versus last year's comparable period. This decline was primarily driven by a negative swing of $78 million in investment gains and losses (equating to nearly 8% of net revenues), which largely stemmed from a $58 million decline in the value of investments related to employee deferred compensation plans. These lower valuations also reduced compensation expense by approximately $20 million and will result in lower compensation expense in future periods should the value of these investments not recover. The decline in valuations resulted in a net reduction in earnings per Unit of approximately $0.13 for the quarter.  In addition, first quarter earnings were reduced by $0.04 per Unit for costs incurred to conclude certain employee-related arbitrations, a significant portion of which we believe will be recovered from insurance. Despite the impact of these items and slowing revenue growth in general, operating income declined by less than 5% and our operating margin declined by only 90 basis points to 26.5%, both helped by ongoing expense management initiatives. Also contributing to the 8% year-over-year decline in net income is a higher effective tax rate this quarter due to the continuing shift of the firm’s profits to regions outside the U.S. where taxes are higher.

The economic turmoil that began last summer continues to roil global capital markets. This turbulence, while unsettling, provides opportunities for better future absolute and relative investment returns. Our focus on servicing our clients, investing in strategic initiatives vital to our long-term success and controlling expense growth has intensified. We are working hard to capture these opportunities for our clients, the success of which will redound to the benefit of all the stakeholders of AllianceBernstein.

Index

Assets Under Management

Assets under management by distribution channel were as follows:

	As of March 31,
	2008	2007	$ Change	% Change
	(in billions)

Institutional Investment	$471.3	$468.5	$2.8	0.6%
Retail	162.7	173.0	(10.3)	(5.9)
Private Client	101.3	100.3	1.0	1.0
Total	$735.3	$741.8	$(6.5)	(0.9)

Assets under management by investment service were as follows:

	As of March 31,
	2008	2007	$ Change	% Change
	(in billions)

Equity
Value:
U.S.	$94.0	$116.6	$(22.6)	(19.4)%
Global & international	247.8	235.6	12.2	5.2
	341.8	352.2	(10.4)	(3.0)
Growth:
U.S.	61.0	74.0	(13.0)	(17.5)
Global & international	109.0	101.9	7.1	6.9
	170.0	175.9	(5.9)	(3.3)
Total Equity	511.8	528.1	(16.3)	(3.1)
Fixed Income:
U.S.	113.6	112.3	1.3	1.2
Global & international	89.0	70.7	18.3	26.0
	202.6	183.0	19.6	10.8
Index/Structured:
U.S.	14.9	24.8	(9.9)	(40.2)
Global & international	6.0	5.9	0.1	1.6
	20.9	30.7	(9.8)	(32.2)
Total:
U.S.	283.5	327.7	(44.2)	(13.5)
Global & international	451.8	414.1	37.7	9.1
Total	$735.3	$741.8	$(6.5)	(0.9)

Index

Changes in assets under management for the three-month period ended March 31, 2008 were as follows:

	Distribution Channel				Investment Service
	Institutional Investment	Retail	Private Client	Total	Value Equity	Growth Equity	Fixed Income	Index/ Structured	Total
	(in billions)

Balance as of January 1, 2008	$508.1	$183.2	$109.1	$800.4	$382.5	$196.9	$197.9	$23.1	$800.4
Long-term flows:
Sales/new accounts	12.1	7.8	3.4	23.3	10.3	5.5	7.1	0.4	23.3
Redemptions/terminations	(3.7)	(10.2)	(1.9)	(15.8)	(7.6)	(5.1)	(3.0)	(0.1)	(15.8)
Cash flow/unreinvested dividends	(5.9)	(2.0)	(1.1)	(9.0)	(4.7)	(1.6)	(2.1)	(0.6)	(9.0)
Net long-term inflows (outflows)	2.5	(4.4)	0.4	(1.5)	(2.0)	(1.2)	2.0	(0.3)	(1.5)
Market (depreciation) appreciation	(39.3)	(16.1)	(8.2)	(63.6)	(38.7)	(25.7)	2.7	(1.9)	(63.6)
Net change	(36.8)	(20.5)	(7.8)	(65.1)	(40.7)	(26.9)	4.7	(2.2)	(65.1)
Balance as of March 31, 2008	$471.3	$162.7	$101.3	$735.3	$341.8	$170.0	$202.6	$20.9	$735.3

Changes in assets under management for the twelve-month period ended March 31, 2008 were as follows:

	Distribution Channel				Investment Service
	Institutional Investment	Retail	Private Client	Total	Value Equity	Growth Equity	Fixed Income	Index/ Structured	Total
	(in billions)

Balance as of April 1, 2007	$468.5	$173.0	$100.3	$741.8	$352.2	$175.9	$183.0	$30.7	$741.8
Long-term flows:
Sales/new accounts	63.5	41.1	15.8	120.4	61.6	27.4	30.2	1.2	120.4
Redemptions/terminations	(28.8)	(37.9)	(5.4)	(72.1)	(26.4)	(22.6)	(14.8)	(8.3)	(72.1)
Cash flow/unreinvested dividends	(20.8)	(5.2)	(5.0)	(31.0)	(16.0)	(7.5)	(5.1)	(2.4)	(31.0
Net long-term inflows (outflows)	13.9	(2.0)	5.4	17.3	19.2	(2.7)	10.3	(9.5)	17.3
Transfers	0.5	(0.5)	—	—	—	—	—	—	—
Market (depreciation) appreciation	(11.6)	(7.8)	(4.4)	(23.8)	(29.6)	(3.2)	9.3	(0.3)	(23.8)
Net change	2.8	(10.3)	1.0	(6.5)	(10.4)	(5.9)	19.6	(9.8)	(6.5)
Balance as of March 31, 2008	$471.3	$162.7	$101.3	$735.3	$341.8	$170.0	$202.6	$20.9	$735.3

Average assets under management by distribution channel and investment service were as follows:

	Three Months Ended March 31,
	2008	2007	$ Change	% Change
	(in billions)

Distribution Channel:
Institutional Investment	$484.2	$459.7	$24.5	5.3%
Retail	170.4	169.7	0.7	0.4
Private Client	103.8	97.4	6.4	6.5
Total	$758.4	$726.8	$31.6	4.3

Investment Service:
Value Equity	$356.3	$341.8	$14.5	4.2%
Growth Equity	179.7	174.5	5.2	2.9
Fixed Income	200.8	179.9	20.9	11.6
Index/Structured	21.6	30.6	(9.0)	(29.3)
Total	$758.4	$726.8	$31.6	4.3

Index

Consolidated Results of Operations

	Three Months Ended March 31,
	2008	2007	$ Change	% Change
	(in millions, except per unit amounts)

Net revenues	$1,029.0	$1,044.3	$(15.3)	(1.5)%
Expenses	756.3	757.9	(1.6)	(0.2)
Operating income	272.7	286.4	(13.7)	(4.8)
Non-operating income	4.8	4.2	0.6	13.2
Income before income taxes	277.5	290.6	(13.1)	(4.5)
Income taxes	30.1	22.9	7.2	31.0
Net income	$247.4	$267.7	$(20.3)	(7.6)

Diluted net income per unit	$0.94	$1.01	$(0.07)	(6.9)

Distributions per unit	$0.94	$1.01	$(0.07)	(6.9)

Operating margin(1)	26.5%	27.4%
____________________
(1)	Operating income as a percentage of net revenues.

Net income for the three months ended March 31, 2008 decreased $20.3 million, or 7.6%, from the three months ended March 31, 2007. This decrease was primarily due to lower net revenues and higher general and administrative expenses, partially offset by lower employee compensation and benefits expenses. Lower net revenues were a result of mark-to-market losses related to deferred compensation plan obligations, partially offset by higher investment advisory fees and Institutional Research Services revenues.

Index

Net Revenues

The following table summarizes the components of total net revenues:

	Three Months Ended March 31,
	2008	2007	$ Change	% Change
	(in millions)
Investment advisory and services fees:
Institutional Investment:
Base fees	$353.1	$320.4	$32.7	10.2%
Performance-based fees	6.6	18.1	(11.5)	(63.4)
	359.7	338.5	21.2	6.2
Retail:
Base fees	220.3	220.5	(0.2)	(0.1)
Performance-based fees	—	—	—	—
	220.3	220.5	(0.2)	(0.1)
Private Client:
Base fees	236.1	217.3	18.8	8.6
Performance-based fees	1.1	(0.8)	1.9	n/m
	237.2	216.5	20.7	9.6

Total:
Base fees	809.5	758.2	51.3	6.8
Performance-based fees	7.7	17.3	(9.6)	(55.0)
	817.2	775.5	41.7	5.4

Distribution revenues	109.3	112.2	(2.9)	(2.6)
Institutional research services	118.3	99.0	19.3	19.5
Dividend and interest income	31.0	68.3	(37.3)	(54.6)
Investment gains (losses)	(64.2)	13.6	(77.8)	n/m
Other revenues	30.8	29.8	1.0	3.3
Total revenues	1,042.4	1,098.4	(56.0)	(5.1)
Less: interest expense	13.4	54.1	(40.7)	(75.3)
Net revenues	$1,029.0	$1,044.3	$(15.3)	(1.5)

Investment Advisory and Services Fees

Investment advisory and services fees, the largest component of our revenues, consist primarily of base fees. These fees are generally calculated as a percentage of the value of assets under management as of a specified date, or as a percentage of the value of average assets under management for the applicable billing period, and vary with the type of investment service, the size of account, and the total amount of assets we manage for a particular client. Accordingly, fee income generally increases or decreases as average assets under management increase or decrease and is therefore affected by market appreciation or depreciation, the addition of new client accounts or client contributions of additional assets to existing accounts, withdrawals of assets from and termination of client accounts, purchases and redemptions of mutual fund shares, and shifts of assets between accounts or products with different fee structures.

We sometimes charge our clients performance-based fees. In these situations, we charge a base advisory fee and are eligible to earn an additional performance-based fee or incentive allocation that is calculated as either a percentage of absolute investment results or a percentage of investment results in excess of a stated benchmark over a specified period of time. In addition, many performance-based fees include a high-watermark provision, which generally provides that if a client account underperforms relative to its performance target (whether absolute or relative to a specified benchmark), it must gain back such underperformance before we can collect future performance-based fees. Therefore, if we do not exceed our performance target for a particular period, we will not earn a performance-based fee for that period and, for accounts with a high-watermark provision, we will impair our ability to earn future performance-based fees. We are eligible to earn performance-based fees on approximately 15% of the assets we manage for institutional clients and approximately 7% of the assets we manage for private clients (in total, approximately 11% of our company-wide AUM). Performance-based fees are an increasingly important part of our revenues, in particular due to our hedge fund AUM. As the percentage of our AUM subject to performance-based fees grows, seasonality and volatility of revenue and earnings are likely to become more significant. Approximately 76% of our hedge fund AUM are subject to high-watermarks, and we ended the first quarter of 2008 with hedge funds representing approximately 43% of our hedge fund AUM below high-watermarks by 10% or more. This will make it very difficult for us to earn performance-based fees in most of our hedge funds in 2008.

Index

For the three months ended March 31, 2008, our investment advisory and services fees increased 5.4% from the first quarter of 2007, primarily due to a 4.3% increase in average assets under management and a more favorable mix. Performance-based fees aggregated $7.7 million and $17.3 million for the three months ended March 31, 2008 and 2007, respectively.

Institutional investment advisory and services fees for the three months ended March 31, 2008 increased $21.2 million, or 6.2%, from the three months ended March 31, 2007, primarily as a result of a 5.3% increase in average assets under management and a more favorable mix, reflecting a 17.8% increase in global and international average assets under management where base fee rates are generally higher than domestic base fee rates.

Retail investment advisory and services fees for the three months ended March 31, 2008 decreased by $0.2 million, or 0.1%, from the three months ended March 31, 2007, as average assets under management remained relatively flat.

Private client investment advisory and services fees for the three months ended March 31, 2008 increased by $20.7 million, or 9.6%, from the three months ended March 31, 2007, primarily as a result of a 6.5% increase in average assets under management.

Distribution Revenues

AllianceBernstein Investments and AllianceBernstein (Luxembourg) S.A. (each a wholly-owned subsidiary of AllianceBernstein) act as distributor and/or placing agent of company-sponsored mutual funds and receive distribution services fees from certain of those funds as partial reimbursement of the distribution expenses they incur. Distribution revenues for the three months ended March 31, 2008 decreased $2.9 million, or 2.6%, compared to the three months ended March 31, 2007, principally due to lower fees from our U.S. funds.

Institutional Research Services

Institutional Research Services revenue consists principally of brokerage transaction charges received for providing equity research and brokerage-related services to institutional investors. Revenues from Institutional Research Services for the three months ended March 31, 2008 were a record $118.3 million, representing an increase of $19.3 million, or 19.5% from the three months ended March 31, 2007. This increase was primarily the result of higher revenues in the U.S., due to higher trading volumes, as well as modestly higher revenues in Europe.

Dividend and Interest Income and Interest Expense

Dividend and interest income consists of investment income, interest earned on United States Treasury Bills, and interest earned on collateral given for securities borrowed from brokers and dealers. Interest expense includes interest accrued on cash balances in customers’ brokerage accounts and on collateral received for securities loaned. Dividend and interest, net of interest expense, for the three months ended March 31, 2008 increased $3.4 million from the three months ended March 31, 2007. The increase was due primarily to increased brokerage interest earned on Treasury Bill balances, partly offset by lower interest earned on our stock borrow and loan activity resulting from the outsourcing of our hedge fund related prime brokerage operations in the fourth quarter of 2007.

Investment Gains (Losses)

Investment gains (losses), consists primarily of realized and unrealized investment gains or losses on trading investments related to deferred compensation plan obligations and investments made in our consolidated venture capital fund, realized gains and losses on the sale of available-for-sale investments, and equity in earnings of investments in limited partnership hedge funds that we sponsor and manage. Investment gains (losses) decreased $77.8 million for the three months ended March 31, 2008 compared to the first quarter of 2007. The decrease was due primarily to mark-to-market losses on investments related to deferred compensation plan obligations of $58.1 million, which also resulted in a corresponding $19.5 million decrease in compensation expense.

Index

Other Revenues, Net

Other revenues consist of fees earned for transfer agency services provided to company-sponsored mutual funds, fees earned for administration and recordkeeping services provided to company-sponsored mutual funds and the general accounts of AXA and its subsidiaries, and other miscellaneous revenues. Other revenues for the three months ended March 31, 2008 increased $1.0 million from the three months ended March 31, 2007.

Expenses

The following table summarizes the components of expenses:

	Three Months Ended March 31,
	2008	2007	$ Change	% Change
	(in millions)

Employee compensation and benefits	$433.7	$440.5	$(6.8)	(1.6)%
Promotion and servicing	158.4	160.9	(2.5)	(1.5)
General and administrative	152.4	143.8	8.6	6.0
Interest	6.6	7.5	(0.9)	(12.3)
Amortization of intangible assets	5.2	5.2	—	—
Total	$756.3	$757.9	$(1.6)	(0.2)

Employee Compensation and Benefits

We had 5,585 full-time employees at March 31, 2008 compared to 4,991 at March 31, 2007. Employee compensation and benefits, which represented approximately 57% and 58% of total expenses in the first quarter of 2008 and 2007, respectively, includes base compensation, cash and deferred incentive compensation, commissions, fringe benefits, and other employment costs.

Base compensation, fringe benefits and other employment costs for the three months ended March 31, 2008 increased $28.4 million, or 18.8%, from the three months ended March 31, 2007, primarily as a result of increased headcount, annual merit increases, higher severance, and higher fringe benefits reflecting increased compensation levels. Incentive compensation decreased $36.3 million, or 19.9%, due to lower estimated annual bonus payments, and lower deferred compensation. Deferred compensation decreased $19.5 million as a result of mark-to-market losses on investments related to deferred compensation plan obligations. Commission expense was higher by $1.0 million, or 0.9%, with increases in Institutional Research Services and Private Client Services largely offset by decreases in Institutional Investment Services and Retail Services.

Promotion and Servicing

Promotion and servicing expenses, which represented approximately 21% of total expenses in the first quarter of 2008 and 2007, includes distribution plan payments to financial intermediaries for distribution of company-sponsored mutual funds and amortization of deferred sales commissions paid to financial intermediaries for the sale of back-end load shares of our mutual funds. See Capital Resources and Liquidity in this Item 2 and Note 7 to AllianceBernstein’s condensed consolidated financial statements contained in Item 1 for further discussion of deferred sales commissions. Also included in this expense category are costs related to travel and entertainment, advertising, promotional materials, and investment meetings and seminars for financial intermediaries that distribute our mutual fund products.

Promotion and servicing expenses for the three months ended March 31, 2008 decreased $2.5 million, or 1.5%, from the three months ended March 31, 2007, primarily due to lower travel and entertainment and amortization of deferred sales commissions, partly offset by increased distribution plan payments.

General and Administrative

General and administrative expenses, which represented approximately 20% and 19% of total expenses in the first quarter of 2008 and 2007, respectively, are costs related to operations, including technology, professional fees, occupancy, communications, minority interests in consolidated subsidiaries, and similar expenses. General and administrative expenses for the three months ended March 31, 2008 increased $8.6 million, or 6.0%, from the three months ended March 31, 2007. The increase was primarily due to higher legal costs incurred to conclude certain employee-related arbitrations and higher occupancy costs related to increased headcount, partially offset by lower minority interest expenses as a result of mark-to-market losses on investments in our consolidated venture capital fund.

Index

Interest on Borrowings

Interest on our borrowings for the three months ended March 31, 2008 decreased $0.9 million, or 12.3%, from the three months ended March 31, 2007, as a result of lower interest rates applicable to short term borrowings.

Non-Operating Income

Non-operating income consists of contingent purchase price payments earned from the disposition in 2005 of our cash management services. Non-operating income for the three months ended March 31, 2008 increased $0.6 million, or 13.2%.

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

Income tax expense for the three months ended March 31, 2008 increased $7.2 million, or 31.0%, from the three months ended March 31, 2007, primarily as a result of a higher effective tax rate reflecting higher income in our foreign corporate subsidiaries (primarily in the U.K. and Japan) where tax rates are generally higher.

CAPITAL RESOURCES AND LIQUIDITY

The following table identifies selected items relating to capital resources and liquidity:

	Three Months Ended March 31,
	2008	2007	% Change
	(in millions)

Partners’ capital, as of March 31	$4,504.5	$4,438.5	1.5%
Cash flow from operations	202.2	320.1	(36.8)
Proceeds from sales (purchases) of investments, net	4.7	5.8	(18.6)
Capital expenditures	(22.4)	(26.9)	(16.8)
Distributions paid to General Partner and unitholders	(308.0)	(419.1)	(26.5)
Purchases of Holding Units to fund deferred compensation plans, net of issuances	(4.9)	(14.1)	(65.5)
Additional investments by Holding with proceeds from exercise of compensatory options to buy Holding Units	4.6	17.5	(73.8)
Issuance of commercial paper, net	31.7	161.4	(80.3)
Proceeds from unsecured bank loans, net	98.0	—	n/m
Available Cash Flow	247.6	264.8	(6.5)

Cash and cash equivalents of $568.4 million as of March 31, 2008 decreased $8.0 million from $576.4 million at December 31, 2007. Cash inflows are primarily provided by operations, the issuance of commercial paper, proceeds from bank loans, proceeds from sales of investments, and additional investments by Holding using proceeds from exercises of compensatory options to buy Holding Units. Significant cash outflows include cash distributions paid to the General Partner and unitholders, capital expenditures, purchases of investments, and purchases of Holding Units to fund deferred compensation plans.

Contingent Deferred Sales Charge

See Note 7 to AllianceBernstein’s condensed consolidated financial statements contained in Item 1.

Index

Debt and Credit Facilities

Total committed credit, debt outstanding, and weighted average interest rates as of March 31, 2008 and 2007 were as follows:

	March 31,
	2008			2007
	Committed Credit Available	Debt Outstanding	Interest Rate	Committed Credit Available	Debt Outstanding	Interest Rate
	(in millions)
Commercial paper(1)	$1,000.0	$571.6	3.0%	$800.0	$503.6	5.3%
Revolving credit facility(1)	—	—	—	—	—	—
Revolving credit facility –SCB LLC	950.0	—	—	—	—	—
Unsecured bank loan(2)	—	98.0	3.1	—	—	—
Total	$1,950.0	$669.6	3.0	$800.0	$503.6	5.3
__________________
(1)
Our revolving credit facility supports our commercial paper program; amounts borrowed under the commercial paper program reduce amounts available for other purposes under the $1.0 billion revolving credit facility on a dollar-for-dollar basis.

(2)	As of March 31, 2008, SCB LLC maintained five separate uncommitted credit facilities with various banks totaling $800 million.

In February 2006, we entered into an $800 million five-year revolving credit facility with a group of commercial banks and other lenders. The revolving credit facility is intended to provide back-up liquidity for our $800 million commercial paper program. Under the revolving credit facility, the interest rate, at our option, is a floating rate generally based upon a defined prime rate, a rate related to the London Interbank Offered Rate (LIBOR) or the Federal Funds rate. On November 2, 2007, we increased the revolving credit facility by $200 million to $1.0 billion. We also increased our commercial paper program by $200 million to $1.0 billion. The revolving credit facility contains covenants which, among other things, require us to meet certain financial ratios. We were in compliance with the covenants as of March 31, 2008.

In January 2008, SCB LLC entered into a $950 million three-year revolving credit facility with a group of commercial banks to fund its obligations resulting from engaging in certain securities trading and other customer activities. Under the revolving credit facility, the interest rate, at the option of SCB LLC, is a floating rate generally based upon a defined prime rate, a rate related to LIBOR or the Federal Funds rate.

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

See Note 7 to AllianceBernstein’s condensed consolidated financial statements contained in Item 1 for a discussion of our mutual fund distribution system and related deferred sales commission asset and of certain legal proceedings to which we are a party.

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

Index

Deferred Sales Commission Asset

Management tests the deferred sales commission asset for recoverability quarterly. Significant assumptions utilized to estimate the company’s future average assets under management and undiscounted future cash flows from back-end load shares include expected future market levels and redemption rates. Market assumptions are selected using a long-term view of expected average market returns based on historical returns of broad market indices. As of March 31, 2008, management used average market return assumptions of 5% for fixed income and 8% for equity to estimate annual market returns. Higher actual average market returns would increase undiscounted future cash flows, while lower actual average market returns would decrease undiscounted future cash flows. Future redemption rate assumptions, determined by reference to actual redemption experience over the five-year, three-year, one-year and current periods ended March 31, 2008, and calculated as a percentage of the company’s average assets under management represented by back-end load shares, ranged from 20% to 24% for U.S. fund shares and 23% to 30% for non-U.S. fund shares. An increase in the actual rate of redemptions would decrease undiscounted future cash flows, while a decrease in the actual rate of redemptions would increase undiscounted future cash flows. These assumptions are reviewed and updated quarterly. Estimates of undiscounted future cash flows and the remaining life of the deferred sales commission asset are made from these assumptions and the aggregate undiscounted future cash flows are compared to the recorded value of the deferred sales commission asset. As of March 31, 2008, management determined that the deferred sales commission asset was not impaired. If management determines in the future that the deferred sales commission asset is not recoverable, an impairment condition would exist and a loss would be measured as the amount by which the recorded amount of the asset exceeds its estimated fair value. Estimated fair value is determined using management’s best estimate of future cash flows discounted to a present value amount. Any impairment could reduce materially the recorded amount of the deferred sales commission asset with a corresponding charge to our earnings.

Goodwill

As a result of the adoption of SFAS No. 142, goodwill is tested at least annually, as of September 30, for impairment. Significant assumptions are required in performing goodwill impairment tests. Such tests include determining whether the estimated fair value of AllianceBernstein, the reporting unit, exceeds its book value. There are several methods of estimating AllianceBernstein’s fair value, which includes valuation techniques such as market quotations and discounted expected cash flows. In developing estimated fair value using a discounted cash flow valuation technique, business growth rate assumptions are applied over the estimated life of the goodwill asset and the resulting expected cash flows are discounted to arrive at a present value amount that approximates fair value. These assumptions consider all material events that have impacted, or that we believe could potentially impact, future discounted expected cash flows. The impairment test indicated that goodwill was not impaired as of September 30, 2007. Management believes that goodwill was also not impaired as of March 31, 2008. However, future tests may be based upon different assumptions which may or may not result in an impairment of this asset. Any impairment could reduce materially the recorded amount of the goodwill asset with a corresponding charge to our earnings.

Intangible Assets

Acquired intangibles are recognized at fair value and amortized over their estimated useful lives of twenty years. Intangible assets are evaluated for impairment quarterly. A present value technique is applied to management’s best estimate of future cash flows to estimate the fair value of intangible assets. Estimated fair value is then compared to the recorded book value to determine whether an impairment is indicated. The estimates used include estimating attrition factors of customer accounts, asset growth rates, direct expenses and fee rates. We choose assumptions based on actual historical trends that may or may not occur in the future. Management believes that intangible assets were not impaired as of March 31, 2008. However, future tests may be based upon different assumptions which may or may not result in an impairment of this asset. Any impairment could reduce materially the recorded amount of intangible assets with a corresponding charge to our earnings.

Retirement Plan

We maintain a qualified, noncontributory, defined benefit retirement plan covering current and former employees who were employed by the company in the United States prior to October 2, 2000. The amounts recognized in the consolidated financial statements related to the retirement plan are determined from actuarial valuations. Inherent in these valuations are assumptions including expected return on plan assets, discount rates at which liabilities could be settled, rates of annual salary increases, and mortality rates. The assumptions are reviewed annually and may be updated to reflect the current environment. A summary of the key economic assumptions are described in Note 14 to AllianceBernstein’s consolidated financial statements in our Form 10-K for the year ended December 31, 2007. In accordance with U.S. generally accepted accounting principles, actual results that differ from those assumed are accumulated and amortized over future periods and, therefore, affect expense recognized and liabilities recorded in future periods.

Index

Loss Contingencies

Management continuously reviews with legal counsel the status of regulatory matters and pending or threatened litigation. We evaluate the likelihood that a loss contingency exists in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies”, which requires a loss contingency to be recorded if it is probable and reasonably estimable as of the date of the financial statements. See Note 7 to AllianceBernstein’s condensed consolidated financial statements contained in Item 1.

CAUTIONS REGARDING FORWARD-LOOKING STATEMENTS

Certain statements provided by management in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks, uncertainties, and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. The most significant of these factors include, but are not limited to, the following: the performance of financial markets, the investment performance of sponsored investment products and separately managed accounts, general economic conditions, future acquisitions, competitive conditions, and government regulations, including changes in tax regulations and rates and the manner in which the earnings of publicly traded partnerships are taxed. We caution readers to carefully consider such factors. Further, such forward-looking statements speak only as of the date on which such statements are made; we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. For further information regarding these forward-looking statements and the factors that could cause actual results to differ, see “Risk Factors” in Part I, Item 1A of our Form 10-K for the year ended December 31, 2007 and Part II, Item 1A in this Form 10-Q. Any or all of the forward-looking statements that we make in this Form 10-Q or any other public statements we issue may turn out to be wrong. It is important to remember that other factors besides those listed in “Risk Factors” and those listed below could also adversely affect our revenues, financial condition, results of operations, and business prospects.

The forward-looking statements referred to in the preceding paragraph include statements regarding:

•
The effect of current market turmoil on investments and investment opportunities, and the timing of a firm-wide resumption of organic growth: The actual performance of the capital markets and other factors beyond our control will affect our investment success for clients and client asset flows.

•
Our backlog of new institutional mandates not yet funded growing to over $16 billion: Before they are funded,  institutional mandates do not represent legally binding commitments to fund and, accordingly, the possibility  exists that not all mandates will be funded in the amounts and at the times we currently anticipate.

•
Lower compensation expense in future periods resulting from a decline in the value of investments held for employee deferred compensation plans: The actual performance of the capital markets and other factors beyond  our control will affect the value of these investments and thus the level of compensation expense in future  periods.

•
Our ability to recover a substantial portion of costs incurred to conclude employment-related arbitrations: Our  ability to recover a substantial portion of these costs depends on the willingness of our insurer to reimburse us  under an existing policy.

•
Our estimate of the cost to reimburse certain of our clients for losses arising out of an error we made in processing class action claims, and our ability to recover most of this cost: Our estimate of the cost to reimburse  clients is based on our review to date; as we continue our review, our estimate and the ultimate cost we incur  may change. Our ability to recover most of the cost of the error depends, in part, on the availability of funds  from the related class-action settlement funds, the amount of which is not known, and the willingness of our  insurers to reimburse us under existing policies.

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

OTHER INFORMATION

With respect to the unaudited condensed consolidated interim financial information of AllianceBernstein for the three months ended March 31, 2008, included in this quarterly report on Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information.  However, their separate report dated May 2, 2008 appearing herein states that they did not audit and they do not express an opinion on the unaudited condensed consolidated interim financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended (“Securities Act”) for their report on the unaudited condensed consolidated interim financial information because that report is not a “report” or a “part” of registration statements prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Securities Act.

Index

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to AllianceBernstein’s market risk for the quarterly period ended March 31, 2008.

Item 4.   Controls and Procedures

Disclosure Controls and Procedures

AllianceBernstein maintains a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed in our reports under the Exchange Act of 1934, as amended, is (i) recorded, processed, summarized, and reported in a timely manner, and (ii) accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to permit timely decisions regarding our disclosure.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the first quarter of 2008 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index

 Part II

OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 7 to the condensed consolidated financial statements contained in Part I, Item 1.

Item 1A.	Risk Factors

In addition to the information set forth in this report, please consider carefully “Risk Factors” in Part I, Item 1A of our Form 10-K for the year ended December 31, 2007.  Such factors could materially affect our revenues, financial condition, results of operations, and business prospects. See also our cautions regarding forward-looking statements in Part I, Item 2.

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

Date: May 2, 2008	ALLIANCEBERNSTEIN L.P.

	By:	/s/ Robert H. Joseph, Jr.
Robert H. Joseph, Jr.
Senior Vice President and Chief Financial Officer