Form 10-Q
period 2008-06-30
ALLIANCEBERNSTEIN L.P.
filed 2008-08-01
CIK 1109448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

The number of units representing assignments of beneficial ownership of limited partnership interests outstanding as of June 30, 2008 was 260,971,273.

ALLIANCEBERNSTEIN L.P.

Index

Part I

FINANCIAL INFORMATION
Item 1. Financial Statements

ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition
(in thousands)

	June 30, 2008	December 31, 2007
	(unaudited)

ASSETS
Cash and cash equivalents	$681,377	$576,416
Cash and securities segregated, at market (cost: $1,799,395 and $2,366,925)	1,799,618	2,370,019
Receivables, net:
Brokers and dealers	227,701	493,873
Brokerage clients	602,374	410,074
Fees, net	578,067	729,636
Investments:
Deferred compensation related	646,101	547,473
Other	310,304	367,608
Furniture, equipment and leasehold improvements, net	380,785	367,279
Goodwill, net	2,893,029	2,893,029
Intangible assets, net	253,851	264,209
Deferred sales commissions, net	159,107	183,571
Other assets	151,730	165,567
Total assets	$8,684,044	$9,368,754

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Payables:
Brokers and dealers	$167,520	$161,387
Brokerage clients	2,220,483	2,728,271
AllianceBernstein mutual funds	110,231	408,185
Accounts payable and accrued expenses	318,198	389,300
Accrued compensation and benefits	621,890	458,861
Debt	495,821	533,872
Non-controlling interest in consolidated entities	189,016	147,652
Total liabilities	4,123,159	4,827,528

Commitments and contingencies (See Note 7)

Partners’ capital:
General Partner	46,000	45,932
Limited partners: 260,971,273 and 260,341,992 units issued and outstanding	4,583,805	4,526,126
Capital contributions receivable from General Partner	(25,605)	(26,436)
Deferred compensation expense	(102,389)	(57,501)
Accumulated other comprehensive income	59,074	53,105
Total partners’ capital	4,560,885	4,541,226
Total liabilities and partners’ capital	$8,684,044	$9,368,754

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Income
 (in thousands, except per unit amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Revenues:
Investment advisory and services fees	$794,638	$845,192	$1,611,869	$1,620,679
Distribution revenues	107,935	118,939	217,237	231,149
Institutional research services	110,454	102,847	228,740	201,803
Dividend and interest income	21,322	70,068	52,314	138,377
Investment gains (losses)	9,056	46,140	(55,174)	59,774
Other revenues	30,687	30,550	61,467	60,345
Total revenues	1,074,092	1,213,736	2,116,453	2,312,127
Less: Interest expense	10,468	54,963	23,807	109,018
Net revenues	1,063,624	1,158,773	2,092,646	2,203,109

Expenses:
Employee compensation and benefits	428,198	475,887	861,870	916,412
Promotion and servicing:
Distribution plan payments	78,667	84,814	157,891	162,524
Amortization of deferred sales commissions	20,518	24,799	42,537	49,514
Other	57,417	62,891	114,640	121,420
General and administrative	138,050	136,368	292,993	278,657
Interest on borrowings	3,251	7,037	9,816	14,519
Amortization of intangible assets	5,179	5,179	10,358	10,358
	731,280	796,975	1,490,105	1,553,404

Operating income	332,344	361,798	602,541	649,705

Non-operating income	3,591	4,014	8,343	8,213

Income before income taxes and non-controlling interest in earnings of consolidated entities	335,935	365,812	610,884	657,918

Income taxes	30,991	28,794	61,036	51,721

Non-controlling interest in earnings of consolidated entities	24,655	2,089	22,116	3,567

Net income	$280,289	$334,929	$527,732	$602,630

Net income per unit:
Basic	$1.06	$1.28	$2.00	$2.30
Diluted	$1.06	$1.27	$2.00	$2.28

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2008	2007

Cash flows from operating activities:
Net income	$527,732	$602,630
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred sales commissions	42,537	49,515
Amortization of non-cash deferred compensation	31,803	25,455
Depreciation and other amortization	52,097	53,731
Other, net	80,509	(48,596)
Changes in assets and liabilities:
Decrease in segregated cash and securities	640,044	393,950
Decrease (increase) in receivable from brokers and dealers	266,694	(483,388)
(Increase) decrease in receivable from brokerage clients	(193,174)	112,508
Decrease (increase) in fees receivable, net	154,146	(77,059)
(Increase) in investments	(173,499)	(345,714)
(Increase) in deferred sales commissions	(18,073)	(50,506)
Decrease (increase) in other assets	14,993	(33,478)
Increase in payable to brokers and dealers	7,087	184,269
(Decrease) increase in payable to brokerage clients	(508,244)	88,786
(Decrease) in payable to AllianceBernstein mutual funds	(297,954)	(82,746)
(Decrease) increase in accounts payable and accrued expenses	(40,001)	131,909
Increase in accrued compensation and benefits	161,838	313,819
Increase in non-controlling interest in consolidated entities	18,958	70,482
Net cash provided by operating activities	767,493	905,567

Cash flows from investing activities:
Purchases of investments	(6,168)	(15,943)
Proceeds from sales of investments	10,015	26,999
Additions to furniture, equipment and leasehold improvements	(45,425)	(55,373)
Net cash used in investing activities	(41,578)	(44,317)

Cash flows from financing activities:
Repayment of commercial paper, net	(166,974)	(29,109)
Proceeds from bank loans, net	120,000	—
(Decrease) in overdrafts payable	(34,014)	(21,024)
Cash distributions to General Partner and unitholders	(555,716)	(684,061)
Capital contributions from General Partner	1,686	1,654
Additional investment by Holding with proceeds from exercise of compensatory options to buy Holding Units	12,559	36,801
Purchases of Holding Units to fund deferred compensation plans, net	(4,325)	(13,949)
Net cash used in financing activities	(626,784)	(709,688)

Effect of exchange rate changes on cash and cash equivalents	5,830	6,488

Net increase in cash and cash equivalents	104,961	158,050
Cash and cash equivalents as of beginning of period	576,416	546,777
Cash and cash equivalents as of end of period	$681,377	$704,827

Non-cash financing activities:

Additional investment by Holding through issuance of Holding Units to fund deferred compensation plans	$18,604	$—

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2008
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

Index

As of June 30, 2008, AXA, a société anonyme organized under the laws of France and the holding company for an international group of insurance and related financial services companies, AXA Financial, Inc. (an indirect wholly-owned subsidiary of AXA, “AXA Financial”), AXA Equitable Life Insurance Company (a wholly-owned subsidiary of AXA Financial, “AXA Equitable”), and certain subsidiaries of AXA Financial, collectively referred to as “AXA and its subsidiaries”, owned approximately 1.6% of the issued and outstanding units representing assignments of beneficial ownership of limited partnership interests in Holding (“Holding Units”).

As of June 30, 2008, the ownership structure of AllianceBernstein, as a percentage of general and limited partnership interests, was as follows:

AXA and its subsidiaries	62.5%
Holding	33.2
SCB Partners Inc. (a wholly-owned subsidiary of SCB Inc.; formerly known as Sanford C. Bernstein Inc.)	3.1
Unaffiliated Holders	1.2
100.0%

AllianceBernstein Corporation (an indirect wholly-owned subsidiary of AXA, “General Partner”) is the general partner of both Holding and AllianceBernstein. AllianceBernstein Corporation owns 100,000 general partnership units in Holding and a 1% general partnership interest in AllianceBernstein. AXA and its subsidiaries were the beneficial owners of approximately 62.7% of the units of limited partnership interest in AllianceBernstein (“AllianceBernstein Units”) at June 30, 2008 (including those held indirectly through its ownership of approximately 1.6% of the issued and outstanding Holding Units) which, including the general partnership interests in AllianceBernstein and Holding, represent an approximate 63.0% economic interest in AllianceBernstein.

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

Reclassifications and Revisions

Certain prior period amounts have been reclassified to conform to the current year presentation. These include: (i) within cash provided by operating activities in the condensed consolidated statements of cash flows, amounts from accounts payable and accrued expenses to non-controlling interest in consolidated entities, (ii) amounts from other revenues in the condensed consolidated statements of income, primarily related to deferred compensation investments, to investment gains (losses), (iii) amounts from other investments to investments in the condensed consolidated statements of financial condition and cash flows, and (iv) non-controlling interest in earnings of consolidated entities, previously included within general and administrative, currently shown separately.

In addition, on the condensed consolidated statements of cash flows, net cash provided by operating activities of $805.9 million reported for the six months ended June 30, 2007 in the second quarter 2007 Form 10-Q was revised to $905.6 million to correct the categorization of certain amounts. These included: (i) reflecting the decrease in overdrafts payable of $21.0 million from cash provided by operating activities to an increase in cash used in financing activities, and (ii) reflecting several special bank accounts for the exclusive benefit of customers of $67.2 million as of June 30, 2007 and $145.9 million as of December 31, 2006 from cash and cash equivalents to cash and securities segregated, increasing net cash provided by operating activities by $78.7 million.

Index

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

On July 23, 2008, the General Partner declared a distribution of $279.4 million, or $1.06 per AllianceBernstein Unit, representing a distribution of Available Cash Flow for the three months ended June 30, 2008. The General Partner, as a result of its 1% general partnership interest, is entitled to receive 1% of each quarterly distribution. The distribution is payable on August 14, 2008 to holders of record on August 4, 2008.

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

Investments in United States Treasury Bills and mutual funds are classified as either trading or available-for-sale securities, in accordance with Statement of Financial Accounting Standards No. 115 (“SFAS No. 115”), “Accounting for Certain Investments in Debt and Equity Securities”. Trading investments are stated at fair value, based on quoted market prices, with unrealized gains and losses reported in net income. Available-for-sale investments are stated at fair value, based on quoted market prices, with unrealized gains and losses reported as a separate component of accumulated other comprehensive income in partners’ capital. Realized gains and losses on the sale of investments are included in income in the current period. Average cost is used to determine the realized gain or loss on investments sold.

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

We adopted Statement of Financial Accounting Standards No. 157 (“SFAS No. 157”), “Fair Value Measurements”, on January 1, 2008. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and expands disclosure requirements for fair value measurements.

Index

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

In accordance with Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets”, we test goodwill at least annually, as of September 30, for impairment. As of September 30, 2007, the impairment test indicated that goodwill was not impaired. Also, as of June 30, 2008, management believes that goodwill was not impaired.

Intangible Assets, Net

Intangible assets consist of costs assigned to investment management contracts of SCB Inc., less accumulated amortization. Intangible assets are being amortized over an estimated useful life of approximately 20 years. The gross carrying amount and accumulated amortization of intangible assets subject to amortization totaled $414.3 million and $160.4 million, respectively, as of June 30, 2008. Amortization expense was $5.2 million for each of the three months ended June 30, 2008 and 2007, and estimated annual amortization expense for each of the next five years is approximately $20.7 million. Management tests intangible assets for impairment quarterly. Management believes that intangible assets were not impaired as of June 30, 2008.

Deferred Sales Commissions, Net

We pay commissions to financial intermediaries in connection with the sale of shares of open-end company-sponsored mutual funds sold without a front-end sales charge (“back-end load shares”). These commissions are capitalized as deferred sales commissions and amortized over periods not exceeding five and one-half years for U.S. fund shares and four years for non-U.S. fund shares, the periods of time during which deferred sales commissions are generally recovered. We recover these commissions from distribution services fees received from those funds and from contingent deferred sales commissions (“CDSC”) received from shareholders of those funds upon the redemption of their shares. CDSC cash recoveries are recorded as reductions of unamortized deferred sales commissions when received. Management tests the deferred sales commission asset for recoverability quarterly and determined that the balance as of June 30, 2008 was not impaired.

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

Revenue Recognition

Investment advisory and services base fees, generally calculated as a percentage of assets under management, are recorded as revenue as the related services are performed. Certain investment advisory contracts, including those with hedge funds, provide for a performance-based fee, in addition to or in lieu of a base fee, which is calculated as either a percentage of absolute investment results or a percentage of investment results in excess of a stated benchmark over a specified period of time. Performance-based fees are recorded as revenue at the end of each contract’s measurement period.

Institutional research services revenue consists of brokerage transaction charges received by Sanford C. Bernstein & Co., LLC (“SCB LLC”) and Sanford C. Bernstein Limited (“SCBL”), each a wholly-owned subsidiary of AllianceBernstein, for independent research and brokerage-related services provided to institutional investors. Brokerage transaction charges earned and related expenses are recorded on a trade-date basis. Distribution revenues, shareholder servicing fees, and dividend and interest income are accrued as earned.

Index

Deferred Compensation Plans

We maintain several unfunded, non-qualified deferred compensation plans under which annual awards to employees are generally made in the fourth quarter. Participants allocate their awards: (i) among notional investments in Holding Units, certain of the investment services we provide to our clients, and a money market fund, or (ii) in options to acquire Holding Units. We typically purchase the investments that are notionally elected by the participants and hold such investments in a consolidated rabbi trust. Vesting periods for annual awards range from four years to immediate, depending on the terms of the individual award, the age of the participant, or in the case of our Chairman and CEO, the terms of his employment agreement. Upon vesting, awards are distributed to participants unless they have made a voluntary long-term election to defer receipt. Quarterly cash distributions on unvested Holding Units for which a long-term deferral election has not been made are paid currently to participants. Quarterly cash distributions on notional investments in Holding Units and income credited on notional investments in our investment services or the money market fund for which a long-term deferral election has been made are reinvested and distributed as elected by participants.

Compensation expense for awards under the plans, including changes in participant account balances resulting from gains and losses on notional investments (other than in Holding Units and options to acquire Holding Units), is recognized on a straight-line basis over the applicable vesting periods. Mark-to-market gains or losses on notional investments (other than in Holding Units and options to acquire Holding Units) are recognized currently as investment gains (losses) in the consolidated statements of income. In addition, our equity in the earnings of investments in limited partnership hedge funds is recognized currently as investment gains (losses) in the consolidated statements of income.

Compensatory Option Plans

In accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), (“SFAS No. 123-R”), “Share Based Payment”, we recognize compensation expense related to grants of compensatory options in the financial statements. Under the fair value method, compensatory expense is measured at the grant date based on the estimated fair value of the award (determined using the Black-Scholes option valuation model) and is recognized over the vesting period.

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

As of June 30, 2008, we have significant variable interests in certain structured products and hedge funds with approximately $97.7 million in client assets under management. However, these variable interest entities do not require consolidation because management has determined that we are not the primary beneficiary of the expected losses or expected residual returns of these entities. Our maximum exposure to loss in these entities is limited to our investments of $0.4 million in these entities.

3.	Cash and Securities Segregated Under Federal Regulations and Other Requirements

As of June 30, 2008, $1.8 billion of United States Treasury Bills were segregated in a special reserve bank custody account for the exclusive benefit of brokerage customers of SCB LLC under Rule 15c3-3 of the Securities Exchange Act of 1934, as amended (“Exchange Act”). During the first week of July 2008, we deposited an additional $0.1 billion in United States Treasury Bills in this special account pursuant to Rule 15c3-3 requirements.

AllianceBernstein Investments, Inc. (“AllianceBernstein Investments”), a wholly-owned subsidiary of AllianceBernstein and the distributor of company-sponsored mutual funds, maintains several special bank accounts for the exclusive benefit of customers.  As of June 30, 2008, $36.8 million of cash was segregated in these bank accounts.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands, except per unit amounts)

Net income	$280,289	$334,929	$527,732	$602,630

Weighted average units outstanding - basic	260,874	259,783	260,751	259,561
Dilutive effect of compensatory options to buy Holding Units	206	1,805	267	2,036
Weighted average units outstanding – diluted	261,080	261,588	261,018	261,597

Basic net income per unit	$1.06	$1.28	$2.00	$2.30
Diluted net income per unit	$1.06	$1.27	$2.00	$2.28

For the three months and six months ended June 30, 2008, we excluded 3,664,405 out-of-the-money options (i.e., options with an exercise price greater than the weighted average closing price of a unit for the relevant period) from the diluted net income per unit computation due to their anti-dilutive effect. For the three months and six months ended June 30, 2007, we excluded 1,669,205 out-of-the-money options from the diluted net income per unit computation due to their anti-dilutive effect.

5.	Investments

Investments are comprised of:

	June 30, 2008	December 31, 2007
	(in thousands)

Available for sale	$43,880	$48,038
Trading:
Deferred compensation related	517,897	417,906
United States Treasury Bills	24,523	89,328
Other	62,982	65,003
Investments in limited partnership hedge funds:
Deferred compensation related	128,204	129,567
Other	8,131	27,111
Private equity investments	169,567	135,601
Other investments	1,221	2,527
Total investments	$956,405	$915,081

Total investments related to deferred compensation obligations of $646.1 million and $547.5 million as of June 30, 2008 and December 31, 2007, respectively, consist of company-sponsored mutual funds and limited partnership hedge funds. We typically purchase the investments that are notionally elected by deferred compensation plan participants and maintain them in a consolidated rabbi trust. However, we can liquidate these investments and use the proceeds for general business purposes.

We purchase United States Treasury Bills into a company account for transfer into a special reserve bank custody account for the exclusive benefit of brokerage customers of SCB LLC when required by Rule 15c3-3 of the Exchange Act (see Note 3).

Index

6.	Fair Value

We adopted SFAS No. 157 on January 1, 2008. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and expands disclosure requirements for fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date. The three broad levels of fair value hierarchy established by SFAS No. 157 are as follows:

•	Level 1 – Quoted prices in active markets are available for identical assets or liabilities as of the reported date.

•	Level 2 – Quoted prices in markets that are not active or other pricing inputs that are either directly or indirectly observable as of the reported date.

•
Level 3 – Prices or valuation techniques that are both significant to the fair value measurement and unobservable as of the reported date. These financial instruments do not have two-way markets and are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation.

Assets Measured at Fair Value

The following table summarizes the valuation of our financial instruments by SFAS No. 157 pricing observability levels as of June 30, 2008:

	Level 1	Level 2	Level 3	Total
	(in thousands)

Cash equivalents	$186, 569	$—	$—	$186,569
Securities segregated	—	1,762,849	—	1,762,849
Receivables from brokers and dealers	1,411	374	—	1,785
Investments – available-for-sale	43,880	—	—	43,880
Investments – trading
Mutual fund investments	528,713	—	—	528,713
Equity and fixed income securities	41,105	10,302	759	52,166
U.S. Treasury bills	—	24,523	—	24,523
Investments – private equity	6,430	—	163,137	169,567
Total assets measured at fair value	$808,108	$1,798,048	$163,896	$2,770,052

Payables to brokers and dealers	$1,069	$—	$—	$1,069
Total liabilities measured at fair value	$1,069	$—	$—	$1,069

Following is a description of the fair value methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy:

•	Cash equivalents: We invest excess cash in various money market funds that are valued based on quoted prices in active markets; as such, these are included in Level 1 of the valuation hierarchy.

•
Securities segregated: United States Treasury Bills segregated in a special reserve bank custody account as required by Rule 15c3-3 of the Exchange Act. Previously, such securities were included in Level 1. As these securities are valued based on quoted yields in secondary markets, we have re-evaluated this assessment and have included them in Level 2.

•
Receivables from brokers and dealers: We hold several exchange traded futures and currency forward contracts with counterparties that are included in Level 1 and Level 2, respectively, of the valuation hierarchy.

•
Investments – available-for-sale and trading: Our available-for-sale investments consist principally of company-sponsored mutual funds with exchange listed net asset values, and our trading investments consist principally of  company-sponsored mutual funds with exchange listed net asset values, various separately managed  portfolios consisting primarily of equity securities with quoted prices in active markets, and United States  Treasury Bills. As such, these investments are included in Level 1 or Level 2 of the valuation hierarchy.  Trading investments also include a separately managed portfolio of fixed income securities that are included in  Level 2 or Level 3 of the valuation hierarchy.

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

The following table summarizes the change in balance sheet carrying value associated with Level 3 financial instruments carried at fair value during the first six months of 2008 (in thousands):

Balance as of December 31, 2007	$125,020
Purchases (sales), net	14,269
Transfers in (out), net	—
Realized gains (losses), net	—
Unrealized gains (losses), net	24,607
Balance as of June 30, 2008	$163,896

7.	Commitments and Contingencies

Deferred Sales Commission Asset

Payments of sales commissions made by AllianceBernstein Investments to financial intermediaries in connection with the sale of back-end load shares under our mutual fund distribution system (the “System”) are capitalized as deferred sales commissions (“deferred sales commission asset”) and amortized over periods not exceeding five and one-half years for U.S. fund shares and four years for non-U.S. fund shares, the periods of time during which the deferred sales commission asset is expected to be recovered. CDSC cash recoveries are recorded as reductions of unamortized deferred sales commissions when received. The amount recorded for the net deferred sales commission asset was $159.1 million as of June 30, 2008. Payments of sales commissions made by AllianceBernstein Investments to financial intermediaries in connection with the sale of back-end load shares under the System, net of CDSC received of $12.0 million and $16.2 million, totaled approximately $18.1 million and $50.5 million during the six months ended June 30, 2008 and 2007, respectively.

Management tests the deferred sales commission asset for recoverability quarterly. Significant assumptions utilized to estimate the company’s future average assets under management and undiscounted future cash flows from back-end load shares include expected future market levels and redemption rates. Market assumptions are selected using a long-term view of expected average market returns based on historical returns of broad market indices. As of June 30, 2008, management used average market return assumptions of 5% for fixed income and 8% for equity to estimate annual market returns. Higher actual average market returns would increase undiscounted future cash flows, while lower actual average market returns would decrease undiscounted future cash flows. Future redemption rate assumptions range from 19% to 24%  for U.S. fund shares and 20% to 30% for non-U.S. fund shares, determined by reference to actual redemption experience over the five-year, three-year, one-year and current periods ended June 30, 2008, calculated as a percentage of the company’s average assets under management represented by back-end load shares. An increase in the actual rate of redemptions would decrease undiscounted future cash flows, while a decrease in the actual rate of redemptions would increase undiscounted future cash flows. These assumptions are reviewed and updated quarterly. Estimates of undiscounted future cash flows and the remaining life of the deferred sales commission asset are made from these assumptions and the aggregate undiscounted future cash flows are compared to the recorded value of the deferred sales commission asset. As of June 30, 2008, management determined that the deferred sales commission asset was not impaired. If management determines in the future that the deferred sales commission asset is not recoverable, an impairment condition would exist and a loss would be measured as the amount by which the recorded amount of the asset exceeds its estimated fair value. Estimated fair value is determined using management’s best estimate of future cash flows discounted to a present value amount.

During the three-month and six-month periods ended June 30, 2008, U.S. equity markets decreased by approximately 2.7% and 11.9%, respectively, as measured by the change in the Standard & Poor’s 500 Stock Index and U.S. fixed income markets decreased by approximately 1.0% and increased by approximately 1.1%, respectively, as measured by the change in the Lehman Brothers’ Aggregate Bond Index. The redemption rate for domestic back-end load shares was 19.6% and 20.1%, respectively, during the three-month and six-month periods ended June 30, 2008. Non-U.S. capital markets decreases for the three-month and six-month periods ended June 30, 2008 ranged from 0.9% to 2.3% and from 10.6% to 11.8%, respectively, as measured by the MSCI World, Emerging Market and EAFE Indices. The redemption rate for non-U.S. back-end load shares was 20.4% and 23.3%, respectively, during the three-month and six-month periods ended June 30, 2008. Declines in financial markets or higher redemption levels, or both, as compared to the assumptions used to estimate undiscounted future cash flows, as described above, could result in the impairment of the deferred sales commission asset. Due to the volatility of the capital markets and changes in redemption rates, management is unable to predict whether or when a future impairment of the deferred sales commission asset might occur. Any impairment would reduce materially the recorded amount of the deferred sales commission asset with a corresponding charge to earnings.

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

Claims Processing Contingency

During the fourth quarter of 2006, AllianceBernstein recorded a $56.0 million pre-tax charge ($54.5 million, net of related income tax benefit) for the estimated cost of reimbursing certain clients for losses arising out of an error AllianceBernstein made in processing claims for class action settlement proceeds on behalf of these clients, which include some AllianceBernstein-sponsored mutual funds. We believe that most of this cost will ultimately be recovered from residual settlement proceeds and insurance. Our fourth quarter 2006 cash distribution was declared by the General Partner prior to recognition of this adjustment. As a result, to the extent that all or a portion of the cost is recovered in subsequent periods, we do not intend to include recoveries in Available Cash Flow (as defined in the AllianceBernstein Partnership Agreement), and will not distribute those amounts to unitholders. As of June 30, 2008, AllianceBernstein had $9.8 million remaining in accrued liabilities related to the $56.0 million pre-tax charge.

8.	Qualified Employee Benefit Plans

We maintain a qualified profit sharing plan (the “Profit Sharing Plan”) covering U.S. employees and certain foreign employees. Employer contributions are discretionary and generally limited to the maximum amount deductible for federal income tax purposes.

We maintain several defined contribution plans for foreign employees in our offices in the United Kingdom, Australia, New Zealand, Japan and certain of our other foreign offices. Employer contributions are generally consistent with regulatory requirements and tax limits. Defined contribution expense for foreign entities was $3.1 million and $2.0 million during the three months ended June 30, 2008 and 2007, respectively, and $6.2 million and $3.8 million during the six months ended June 30, 2008 and 2007, respectively.

Index

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

We contributed $2.3 million to the Retirement Plan through July 2008 and currently intend to contribute an additional $1.1 million to the Retirement Plan later this year. Contribution estimates, which are subject to change, are based on regulatory requirements, future market conditions and assumptions used for actuarial computations of the Retirement Plan’s obligations and assets. Management, at the present time, is unable to determine the amount, if any, of additional future contributions that may be required.

Net expense under the Retirement Plan was comprised of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands)

Service cost	$792	$993	$1,584	$1,986
Interest cost on projected benefit obligations	1,241	1,231	2,482	2,462
Expected return on plan assets	(1,148)	(1,075)	(2,296)	(2,150)
Amortization of prior service credit	(109)	(15)	(218)	(30)
Amortization of transition asset	(36)	(36)	(72)	(72)
Net pension charge	$740	$1,098	$1,480	$2,196

9.	Units Outstanding

The following table summarizes the activity in units during the first six months of 2008:

Outstanding as of December 31, 2007	260,341,992
Options to buy Holding Units exercised	289,467
Holding Units awarded	48,365
Issuance of Holding Units	293,344
Holding Units forfeited	(1,895)
Outstanding as of June 30, 2008	260,971,273

Holding Units awarded and Holding Units forfeited pertain to restricted Holding Unit awards made to independent members of the Board of Directors and to Century Club Plan Holding Unit awards made to AllianceBernstein employees whose primary responsibilities are to assist in the distribution of company-sponsored mutual funds and who meet certain sales targets. Issuance of Holding Units pertains to Holding Units we issued to fund deferred compensation plan elections by participants.

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

Index

11.	Debt

Total committed credit, debt outstanding, and weighted average interest rates as of June 30, 2008 and December 31, 2007 were as follows:

	June 30, 2008			December 31, 2007
	Committed Credit Available	Debt Outstanding	Interest Rate	Committed Credit Available	Debt Outstanding	Interest Rate
	(in millions)
Commercial paper(1)	$1,000.0	$$375.8	2.4%	$1,000.0	$533.9	4.3%
Revolving credit facility(1)	—	—	—	—	—	—
Revolving credit facility –SCB LLC	950.0	120.0	2.1	—	—	—
Unsecured bank loan(2)	—	—	—	—	—	—
Total	$1,950.0	$495.8	2.4	$1,000.0	$533.9	4.3

(1)
Our revolving credit facility supports our commercial paper program; amounts borrowed under the commercial paper program reduce amounts available for other purposes under the $1.0 billion revolving credit facility on a dollar-for-dollar basis.

(2)	As of June 30, 2008, SCB LLC maintained five separate uncommitted credit facilities with various banks totaling $800 million.

We have a $1.0 billion five-year revolving credit facility with a group of commercial banks and other lenders which expires in 2011. The revolving credit facility is intended to provide back-up liquidity for our $1.0 billion commercial paper program. Under the revolving credit facility, the interest rate, at our option, is a floating rate generally based upon a defined prime rate, a rate related to the London Interbank Offered Rate (LIBOR) or the Federal Funds rate. The revolving credit facility contains covenants which, among other things, require us to meet certain financial ratios. We were in compliance with the covenants as of June 30, 2008.

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

12.	Comprehensive Income

Comprehensive income was comprised of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands)

Net income	$280,289	$334,929	$527,732	$602,630
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on investments	(597)	691	(3,603)	(454)
Foreign currency translation adjustment	(721)	7,851	9,905	10,700
Changes in retirement plan related items	(167)	(50)	(333)	(101)
	(1,485)	8,492	5,969	10,145
Comprehensive income	$278,804	$343,421	$533,701	$612,775

Index

Report of Independent Registered Public Accounting Firm

To the General Partner and Unitholders
AllianceBernstein L.P.

We have reviewed the accompanying condensed consolidated statement of financial condition of AllianceBernstein L.P. (“AllianceBernstein”) as of June 30, 2008, the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2008 and June 30, 2007, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2008 and 2007. These interim financial statements are the responsibility of the management of AllianceBernstein Corporation, the General Partner.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition as of December 31, 2007, and the related consolidated statements of income, of changes in partners’ capital and comprehensive income, and of cash flows for the year then ended (not presented herein), and in our report dated February 22, 2008, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial condition as of December 31, 2007 is fairly stated in all material respects in relation to the consolidated statement of financial condition from which it has been derived.

/s/ PricewaterhouseCoopers LLP
New York, New York
August 1, 2008

Index

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Following a strong start to the second quarter, capital market conditions began to deteriorate sharply in mid-May of 2008, resulting in negative absolute investment returns for clients in a majority of our equity and fixed income services. Value equities experienced the weakest absolute returns and generally lagged broad benchmarks, as this style of investing was most exposed to market dislocations. However, the majority of our growth services produced positive absolute results, generally outperforming their benchmarks.  This dynamic underscores the benefits of our style balanced product array to our clients and the firm alike. Most of our fixed income services outperformed their benchmarks or peer returns. Alternative investment returns were mixed, with some services, most notably our stand-alone currency services, positive and others negative by relatively small amounts.

Total assets under management (“AUM”) fell to $716.6 billion, or 2.6%, during the second quarter of 2008, the result of market depreciation of $14.1 billion, primarily a function of declining global stock markets, and net outflows of $4.6 billion. Retail Services experienced the most significant net outflows at $2.5 billion, while both our Institutional Investment Services and Private Client Services had net outflows for the quarter of less than 1% of their respective beginning AUM.

Looking at AUM by investment service, our value equity, growth equity, and fixed income services suffered net outflows of $2.8 billion, $2.7 billion, and $0.8 billion, respectively. In addition, value equities suffered significant market depreciation of $12.9 billion, a decline of 3.8%.  On a positive note, $2.6 billion of asset allocation services were funded by clients during the quarter.

Our Institutional Investment Services AUM declined during the second quarter of 2008 by $10.3 billion, or 2.2%, with market depreciation of $8.7 billion accounting for the bulk of the decline. Despite nearly 100 mandates funded by clients in the quarter, this channel experienced net outflows of $1.4 billion, as asset allocation services inflows only partially offset outflows largely concentrated in U.S. services. Global and international services accounted for approximately 91% of new sales in the quarter and fixed income services represented approximately 30% of new sales. Our pipeline of won but unfunded Institutional mandates fell by approximately $1 billion to $15 billion.

Our Retail Services AUM declined during the second quarter by $6.0 billion, or 3.7%, primarily due to market depreciation of $3.7 billion and net outflows of $2.5 billion, which occurred primarily in U.S. and non-U.S. equity mutual funds. However, net outflows declined from first quarter levels.

Private Client Services AUM declined during the second quarter by $2.4 billion, or 2.3%, resulting from market depreciation of $1.7 billion and modest net outflows of $0.7 billion. While this is the first quarter in over seven years that this channel has experienced quarterly net outflows, as clients and prospects reacted to continued market turbulence, many of our clients benefited from our asset allocation advice which reduced overall portfolio volatility during these uncertain times.

Compared to June 30, 2007, AUM declined 9.6%. AUM of U.S. clients and in U.S. services fell by 13.2% and 17.8%, respectively, while AUM of non-U.S. clients and in our global and international services fell by only 3.8% and 3.9%, respectively. As a result, non-U.S. clients and global and international services each accounted for a larger percentage of our total AUM at June 30, 2008 than they did at June 30, 2007.

Our Institutional Research Services revenues increased by 7.4% over the second quarter of 2007, driven by our U.S. operations. Given our excellent performance rankings in recent independent client surveys measuring research quality and trading acumen, we believe that this business remains well positioned for the future.

Financial results in the second quarter of 2008 made clear once again our firm’s inherent sensitivity to capital market conditions. Falling AUM produced an 8.2% reduction in net revenues compared to the second quarter of 2007. More than half of this decline was attributable to a $54 million negative variance on mark-to-market losses from investments related to deferred compensation plans. Although aggressive expense management moderated the impact of the revenue decline on our earnings, year-over-year operating margin declined by 210 basis points to 28.9%.  A rise in income taxes also affected net income, as our mix of earnings continued to shift to non-U.S. jurisdictions with higher tax rates.  Overall, net income fell by $54.6 million, or 16.3%, compared to the second quarter of 2007.

As we have noted in previous reports, turbulent market conditions, while unsettling, provide opportunities for strong relative and absolute investment performance in future periods. Exploiting these opportunities for clients while continuing to invest prudently in strategic initiatives vital to our long-term growth and intensifying our efforts to control expenses will benefit all of AllianceBernstein’s stakeholders.

Index

Assets Under Management

Assets under management by distribution channel were as follows:

	As of June 30,
	2008	2007	$ Change	% Change
	(in billions)

Institutional Investment	$461.0	$500.8	$(39.8)	(7.9)%
Retail	156.7	185.4	(28.7)	(15.5)
Private Client	98.9	106.9	(8.0)	(7.5)
Total	$716.6	$793.1	$(76.5)	(9.6)

Assets under management by investment service were as follows:

	As of June 30,
	2008	2007	$ Change	% Change
	(in billions)
Equity
Value:
U.S.	$86.8	$119.8	$(33.0)	(27.6)%
Global & international	239.3	268.4	(29.1)	(10.8)
	326.1	388.2	(62.1)	(16.0)
Growth:
U.S.	59.5	73.1	(13.6)	(18.6)
Global & international	109.3	112.8	(3.5)	(3.1)
	168.8	185.9	(17.1)	(9.2)

Total Equity	494.9	574.1	(79.2)	(13.8)

Fixed Income:
U.S.	111.0	111.5	(0.5)	(0.4)
Global & international	88.5	76.4	12.1	15.8
	199.5	187.9	11.6	6.2
Other (1):
U.S.	13.8	25.2	(11.4)	(45.5)
Global & international	8.4	5.9	2.5	43.5
	22.2	31.1	(8.9)	(28.7)
Total:
U.S.	271.1	329.6	(58.5)	(17.8)
Global & international	445.5	463.5	(18.0)	(3.9)
Total	$716.6	$793.1	$(76.5)	(9.6)
____________________
(1) Includes index, structured, and asset allocation services.

Index

Changes in assets under management for the three-month period ended June 30, 2008 were as follows:

	Distribution Channel				Investment Service
	Institutional Investment	Retail	Private Client	Total	Value Equity	Growth Equity	Fixed Income	Other(1)	Total
	(in billions)

Balance as of March 31, 2008	$471.3	$162.7	$101.3	$735.3	$341.8	$170.0	$202.6	$20.9	$735.3
Long-term flows:
Sales/new accounts	15.7	7.0	3.2	25.9	10.6	5.4	7.3	2.6	25.9
Redemptions/terminations	(9.4)	(8.0)	(1.6)	(19.0)	(7.1)	(5.9)	(5.9)	(0.1)	(19.0)
Cash flow/unreinvested dividends	(7.7)	(1.5)	(2.3)	(11.5)	(6.3)	(2.2)	(2.2)	(0.8)	(11.5)
Net long-term inflows (outflows)	(1.4)	(2.5)	(0.7)	(4.6)	(2.8)	(2.7)	(0.8)	1.7	(4.6)
Transfers	(0.2)	0.2	—	—	—	—	—	—	—
Market appreciation (depreciation)	(8.7)	(3.7)	(1.7)	(14.1)	(12.9)	1.5	(2.3)	(0.4)	(14.1)
Net change	(10.3)	(6.0)	(2.4)	(18.7)	(15.7)	(1.2)	(3.1)	1.3	(18.7)
Balance as of June 30, 2008	$461.0	$156.7	$98.9	$716.6	$326.1	$168.8	$199.5	$22.2	$716.6
____________________
(1)	Includes index, structured, and asset allocation services.

Changes in assets under management for the six-month period ended June 30, 2008 were as follows:

	Distribution Channel				Investment Service
	Institutional Investment	Retail	Private Client	Total	Value Equity	Growth Equity	Fixed Income	Other(1)	Total
	(in billions)

Balance as of December 31, 2007	$508.1	$183.2	$109.1	$800.4	$382.5	$196.9	$197.9	$23.1	$800.4
Long-term flows:
Sales/new accounts	27.9	14.8	6.5	49.2	20.9	10.8	14.5	3.0	49.2
Redemptions/terminations	(13.1)	(18.3)	(3.4)	(34.8)	(14.8)	(10.9)	(8.9)	(0.2)	(34.8)
Cash flow/unreinvested dividends	(13.6)	(3.5)	(3.4)	(20.5)	(10.9)	(3.8)	(4.4)	(1.4)	(20.5)
Net long-term inflows (outflows)	1.2	(7.0)	(0.3)	(6.1)	(4.8)	(3.9)	1.2	1.4	(6.1)
Transfers	(0.3)	0.3	—	—	—	—	—	—	—
Market appreciation (depreciation)	(48.0)	(19.8)	(9.9)	(77.7)	(51.6)	(24.2)	0.4	(2.3)	(77.7)
Net change	(47.1)	(26.5)	(10.2)	(83.8)	(56.4)	(28.1)	1.6	(0.9)	(83.8)
Balance as of June 30, 2008	$461.0	$156.7	$98.9	$716.6	$326.1	$168.8	$199.5	$22.2	$716.6
____________________
(1)	Includes index, structured, and asset allocation services.

Changes in assets under management for the twelve-month period ended June 30, 2008 were as follows:

	Distribution Channel				Investment Service
	Institutional Investment	Retail	Private Client	Total	Value Equity	Growth Equity	Fixed Income	Other(1)	Total
	(in billions)

Balance as of June 30, 2007	$500.8	$185.4	$106.9	$793.1	$388.2	$185.9	$187.9	$31.1	$793.1
Long-term flows:
Sales/new accounts	64.5	34.5	14.6	113.6	57.3	25.4	27.2	3.7	113.6
Redemptions/terminations	(32.9)	(36.7)	(5.8)	(75.4)	(28.5)	(22.1)	(17.3)	(7.5)	(75.4)
Cash flow/unreinvested dividends	(23.4)	(6.1)	(5.6)	(35.1)	(19.2)	(7.7)	(5.7)	(2.5)	(35.1)
Net long-term inflows (outflows)	8.2	(8.3)	3.2	3.1	9.6	(4.4)	4.2	(6.3)	3.1
Transfers	0.3	(0.2)	(0.1)	—	—	—	—	—	—
Market appreciation (depreciation)	(48.3)	(20.2)	(11.1)	(79.6)	(71.7)	(12.7)	7.4	(2.6)	(79.6)
Net change	(39.8)	(28.7)	(8.0)	(76.5)	(62.1)	(17.1)	11.6	(8.9)	(76.5)
Balance as of June 30, 2008	$461.0	$156.7	$98.9	$716.6	$326.1	$168.8	$199.5	$22.2	$716.6
____________________
(1)	Includes index, structured, and asset allocation services.

Index

Average assets under management by distribution channel and investment service were as follows:

	Three Months Ended				Six Months Ended
	6/30/08	6/30/07	$ Change	% Change	6/30/08	6/30/07	$ Change	% Change
	(in billions)
Distribution Channel:
Institutional Investment	$480.2	$489.4	$(9.2)	(1.9)%	$483.7	$475.4	$8.3	1.7%
Retail	164.9	181.1	(16.2)	(8.9)	168.4	175.8	(7.4)	(4.2)
Private Client	102.7	104.3	(1.6)	(1.6)	103.5	100.9	2.6	2.5
Total	$747.8	$774.8	$(27.0)	(3.5)	$755.6	$752.1	$3.5	0.5

Investment Service:
Value Equity	$348.2	$374.5	$(26.3)	(7.0)%	$353.7	$359.0	$(5.3)	(1.5)%
Growth Equity	176.0	183.1	(7.1)	(3.9)	179.0	179.2	(0.2)	(0.2)
Fixed Income	201.5	186.0	15.5	8.3	200.9	183.0	17.9	9.8
Other (1)	22.1	31.2	(9.1)	(29.2)	22.0	30.9	(8.9)	(28.8)
Total	$747.8	$774.8	$(27.0)	(3.5)	$755.6	$752.1	$3.5	0.5
____________________
(1)	Includes index, structured, and asset allocation services.

Consolidated Results of Operations

	Three Months Ended				Six Months Ended
	6/30/08	6/30/07	$ Change	% Change	6/30/08	6/30/07	$ Change	% Change
	(in millions, except per unit amounts)

Net revenues	$1,063.6	$1,158.8	$(95.2)	(8.2)%	$2,092.6	$2,203.1	$(110.5)	(5.0)%
Expenses	731.3	797.0	(65.7)	(8.2)	1,490.1	1,553.4	(63.3)	(4.1)
Operating income	332.3	361.8	(29.5)	(8.1)	602.5	649.7	(47.2)	(7.3)
Non-operating income	3.6	4.0	(0.4)	(10.5)	8.4	8.2	0.2	1.6
Income before income taxes and non-controlling interest in earnings of consolidated entities	335.9	365.8	(29.9)	(8.2)	610.9	657.9	(47.0)	(7.1)
Income taxes	31.0	28.8	2.2	7.6	61.1	51.7	9.4	18.0
Non-controlling interest in earnings of consolidated entities	24.6	2.1	22.5	1,080.2	22.1	3.6	18.5	520.0
Net income	$280.3	$334.9	$(54.6)	(16.3)	$527.7	$602.6	$(74.9)	(12.4)

Diluted net income per unit	$1.06	$1.27	$(0.21)	(16.5)	$2.00	$2.28	$(0.28)	(12.3)

Distributions per unit	$1.06	$1.27	$(0.21)	(16.5)	$2.00	$2.28	$(0.28)	(12.3)

Operating margin (1)	28.9%	31.0%			27.7%	29.3%
____________________
(1)	Operating income less non-controlling interest in earnings of consolidated entities as a percentage of net revenues.

Net income for the three-month and six-month periods ended June 30, 2008 decreased $54.6 million, or 16.3%, and $74.9 million, or 12.4%, respectively, from the corresponding periods in 2007. This decrease was primarily due to lower net revenues, partially offset by lower employee compensation and benefits expenses. Lower net revenues were a result of mark-to-market losses related to deferred compensation plan obligations, partially offset by higher Institutional Research Services revenues.

Index

Net Revenues

The following table summarizes the components of total net revenues:

	Three Months Ended				Six Months Ended
	6/30/08	6/30/07	$ Change	% Change	6/30/08	6/30/07	$ Change	% Change
	(in millions)
Investment advisory and services fees:
Institutional Investment:
Base fees	$348.8	$352.9	$(4.1)	(1.1)%	$701.9	$673.4	$28.5	4.2%
Performance-based fees	3.8	21.2	(17.4)	(82.3)	10.4	39.3	(28.9)	(73.6)
	352.6	374.1	(21.5)	(5.7)	712.3	712.7	(0.4)	—
Retail:
Base fees	215.1	236.7	(21.6)	(9.2)	435.4	457.2	(21.8)	(4.8)
Performance-based fees	—	—	—	—	—	—	—	—
	215.1	236.7	(21.6)	(9.2)	435.4	457.2	(21.8)	(4.8)
Private Client:
Base fees	226.8	232.8	(6.0)	(2.6)	462.9	450.1	12.8	2.8
Performance-based fees	0.2	1.6	(1.4)	(87.2)	1.3	0.7	0.6	79.5
	227.0	234.4	(7.4)	(3.2)	464.2	450.8	13.4	3.0
Total:
Base fees	790.7	822.4	(31.7)	(3.9)	1,600.2	1,580.7	19.5	1.2
Performance-based fees	4.0	22.8	(18.8)	(82.7)	11.7	40.0	(28.3)	(70.8)
	794.7	845.2	(50.5)	(6.0)	1,611.9	1,620.7	(8.8)	(0.5)

Distribution revenues	107.9	118.9	(11.0)	(9.3)	217.2	231.1	(13.9)	(6.0)
Institutional research services	110.4	102.8	7.6	7.4	228.7	201.8	26.9	13.3
Dividend and interest income	21.3	70.1	(48.8)	(69.6)	52.3	138.4	(86.1)	(62.2)
Investment gains (losses)	9.1	46.2	(37.1)	(80.4)	(55.2)	59.8	(115.0)	n/m
Other revenues	30.7	30.5	0.2	0.4	61.5	60.3	1.2	1.9
Total revenues	1,074.1	1,213.7	(139.6)	(11.5)	2,116.4	2,312.1	(195.7)	(8.5)
Less: Interest expense	10.5	54.9	(44.4)	(81.0)	23.8	109.0	(85.2)	(78.2)
Net revenues	$1,063.6	$1,158.8	$(95.2)	(8.2)	$2,092.6	$2,203.1	$(110.5)	(5.0)

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

We sometimes charge our clients performance-based fees. In these situations, we charge a base advisory fee and are eligible to earn an additional performance-based fee or incentive allocation that is calculated as either a percentage of absolute investment results or a percentage of investment results in excess of a stated benchmark over a specified period of time. In addition, many performance-based fees include a high-watermark provision, which generally provides that if a client account underperforms relative to its performance target (whether absolute or relative to a specified benchmark), it must gain back such underperformance before we can collect future performance-based fees. Therefore, if we do not exceed our performance target for a particular period, we will not earn a performance-based fee for that period and, for accounts with a high-watermark provision, we will impair our ability to earn future performance-based fees. We are eligible to earn performance-based fees on approximately 15% of the assets we manage for institutional clients and approximately 7% of the assets we manage for private clients (in total, approximately 11% of our company-wide AUM). As the percentage of our AUM subject to performance-based fees grows, seasonality and volatility of revenue and earnings are likely to become more significant. Approximately 71% of our hedge fund AUM are subject to high-watermarks, and we ended the second quarter of 2008 with hedge funds representing approximately 47% of our hedge fund AUM below high-watermarks by 10% or more. This will make it very difficult for us to earn performance-based fees in most of our hedge funds in 2008.

Index

For the three-month period ended June 30, 2008, our investment advisory and services fees decreased 6.0% from the corresponding period in 2007, primarily due to a decrease of 3.5% in average assets under management. For the six-month period ended June 30, 2008, our investment advisory and services fees decreased 0.5%, as average assets under management increased slightly. For the three-month and six-month periods ended June 30, 2008, performance-based fees aggregated $4.0 million and $11.7 million, respectively, a decrease of $18.8 million and $28.3 million, respectively in comparison with the corresponding periods in 2007, due to unfavorable relative investment returns.

Institutional investment advisory and services fees for the three-month and six-month periods ended June 30, 2008 decreased $21.5 million and $0.4 million, respectively, from the corresponding periods ended June 30, 2007, primarily as a result of lower performance-based fees. Base fees were down 1.1% in the second quarter reflecting a 1.9% decrease in average assets under management, but were up 4.2% for the six-month period ended June 30, 2008 driven by a 1.7% increase in average assets under management.

Retail investment advisory and services fees for the three-month and six-month periods ended June 30, 2008 decreased by $21.6 million, or 9.2%, and $21.8 million, or 4.8%, respectively, from the corresponding periods in 2007, as average assets under management decreased by 8.9% and 4.2%, respectively.

Private client investment advisory and services fees for the three-month and six-month periods ended June 30, 2008 decreased by $7.4 million, or 3.2%, and increased $13.4 million, or 3.0%, respectively, from the corresponding periods in 2007, primarily as a result of a decrease of 1.6% and an increase of 2.5%, respectively, in average assets under management.

Distribution Revenues

AllianceBernstein Investments and AllianceBernstein (Luxembourg) S.A. (each a wholly-owned subsidiary of AllianceBernstein) act as distributor and/or placing agent of company-sponsored mutual funds and receive distribution services fees from certain of those funds as partial reimbursement of the distribution expenses they incur. Distribution revenues for the three-month and six-month periods ended June 30, 2008 decreased $11.0 million, or 9.3%, and $13.9 million, or 6.0%, respectively, compared to the corresponding periods in 2007, principally due to lower fees from both our U.S. and non-U.S. funds.

Institutional Research Services

Institutional Research Services revenue consists principally of brokerage transaction charges received for providing equity research and brokerage-related services to institutional investors. Revenues from Institutional Research Services for the three-month and six-month periods ended June 30, 2008 reflect an increase of $7.6 million, or 7.4%, and $26.9 million, or 13.3%, respectively, from the corresponding periods in 2007. This increase was primarily the result of higher revenues in the U.S. due to the growth in revenues flowing from our electronic trading services platform and increased use of our services by alternative institutional investors.

Dividend and Interest Income and Interest Expense

Dividend and interest income consists of investment income, interest earned on United States Treasury Bills, and interest earned on collateral given for securities borrowed from brokers and dealers. Interest expense includes interest accrued on cash balances in customers’ brokerage accounts and on collateral received for securities loaned. Dividend and interest, net of interest expense, for the three-month and six-month periods ended June 30, 2008 decreased $4.4 million and $0.9 million, respectively, from the corresponding periods in 2007. The decrease was due primarily to lower interest earned on our stock borrow and loan activity resulting from the outsourcing of our hedge fund related prime brokerage operations in the fourth quarter of 2007 and lower brokerage interest earned on Treasury Bill balances.

Investment Gains (Losses)

Investment gains (losses), consists primarily of realized and unrealized investment gains or losses on trading investments related to deferred compensation plan obligations and investments made in our consolidated venture capital fund, realized gains and losses on the sale of available-for-sale investments, and equity in earnings of investments in limited partnership hedge funds that we sponsor and manage. For the three-month and six-month periods ended June 30, 2008, investment gains (losses) decreased $37.1 million and $115.0 million, respectively, in comparison with the corresponding periods in 2007. The decrease was due primarily to mark-to-market losses on investments related to deferred compensation plan obligations of $12.3 million and $70.4 million, respectively, for the three-month and six-month periods ended June 30, 2008 as compared to mark-to-market gains of $42.0 million and $53.0 million, respectively, in the corresponding periods in 2007. Partially offsetting these losses were net unrealized gains of $25.3 million and $20.5 million for the three-month and six-month periods ended June 30, 2008, respectively, on investments in our consolidated venture capital fund, in which we own a 10% limited partner interest.

Index

Other Revenues, Net

Other revenues consist of fees earned for transfer agency services provided to company-sponsored mutual funds, fees earned for administration and recordkeeping services provided to company-sponsored mutual funds and the general accounts of AXA and its subsidiaries, and other miscellaneous revenues. Other revenues for the three-month and six-month periods ended June 30, 2008 increased $0.2 million and $1.2 million, respectively, from the corresponding periods in 2007. The increase for the six-month period ended June 30, 2008 was primarily due to higher shareholder servicing fees.

Expenses

The following table summarizes the components of expenses:

	Three Months Ended				Six Months Ended
	6/30/08	6/30/07	$ Change	% Change	6/30/08	6/30/07	$ Change	% Change
	(in millions)
Employee compensation and benefits	$428.2	$475.9	$(47.7)	(10.0)%	$861.9	$916.4	$(54.5)	(6.0)%
Promotion and servicing	156.6	172.5	(15.9)	(9.2)	315.0	333.5	(18.5)	(5.5)
General and administrative	138.1	136.4	1.7	1.2	293.0	278.6	14.4	5.1
Interest	3.2	7.0	(3.8)	(53.8)	9.8	14.5	(4.7)	(32.4)
Amortization of intangible assets	5.2	5.2	—	—	10.4	10.4	—	—
Total	$731.3	$797.0	$(65.7)	(8.2)	$1,490.1	$1,553.4	$(63.3)	(4.1)

Employee Compensation and Benefits

We had 5,635 full-time employees at June 30, 2008 compared to 5,179 at June 30, 2007. Employee compensation and benefits, which represented approximately 59% and 60% of total expenses in the second quarter of 2008 and 2007, respectively, include base compensation, cash and deferred incentive compensation, commissions, fringe benefits, and other employment costs.

Base compensation, fringe benefits and other employment costs for the three-month and six-month periods ended June 30, 2008 increased $15.7 million, or 9.9%, and $44.1 million, or 14.2%, respectively, from the corresponding periods in 2007, primarily as a result of increased headcount, annual merit increases, higher severance, and higher fringe benefits reflecting increased compensation levels. Incentive compensation for the three-month and six-month periods ended June 30, 2008 decreased $51.6 million, or 25.5%, and $87.8 million, or 22.8%, respectively, from the corresponding periods in 2007, primarily as a result of lower estimated annual bonus payments, and lower deferred compensation expense resulting from mark-to-market losses on related investments. Commission expense for the three-month and six-month periods ended June 30, 2008 was lower by $11.8 million, or 10.3%, and by $10.8 million, or 4.9%, respectively, with decreases in Institutional Investment Services, Retail Services, and Private Client Services, partially offset by increases in Institutional Research Services.

Promotion and Servicing

Promotion and servicing expenses, which represented approximately 21% and 22% of total expenses in the second quarter of 2008 and 2007, respectively, include distribution plan payments to financial intermediaries for distribution of company-sponsored mutual funds and amortization of deferred sales commissions paid to financial intermediaries for the sale of back-end load shares of our mutual funds. See Capital Resources and Liquidity in this Item 2 and Note 7 to AllianceBernstein’s condensed consolidated financial statements contained in Item 1 for further discussion of deferred sales commissions. Also included in this expense category are costs related to travel and entertainment, advertising, promotional materials, and investment meetings and seminars for financial intermediaries that distribute our mutual fund products.

Promotion and servicing expenses for the three-month and six-month periods ended June 30, 2008 decreased $15.9 million, or 9.2%, and $18.5 million, or 5.5%, respectively, from the corresponding periods in 2007, primarily due to lower distribution plan payments, amortization of deferred sales commissions, and travel and entertainment.

General and Administrative

General and administrative expenses, which represented approximately 19% and 17% of total expenses in the second quarter of 2008 and 2007, respectively, are costs related to operations, including technology, professional fees, occupancy, communications, and similar expenses. General and administrative expenses for the three-month and six-month periods ended June 30, 2008 increased $1.7 million, or 1.2%, and $14.4 million, or 5.1%, respectively, from the corresponding periods in 2007. The increases were primarily due to higher occupancy costs related to increased headcount, partially offset in the second quarter by lower legal costs due to an insurance recovery relating to a prior period employee-related arbitration charge.

Index

Interest on Borrowings

Interest on our borrowings for the three-month and six-month periods ended June 30, 2008 decreased $3.8 million, or 53.8%, and $4.7 million, or 32.4%, respectively, from the corresponding periods in 2007, as a result of lower interest rates.

Non-Operating Income

Non-operating income consists of contingent purchase price payments earned from the disposition in 2005 of our cash management services. Non-operating income for the three-month and six-month periods ended June 30, 2008 decreased $0.4 million, or 10.5%, and increased $0.2 million, or 1.6%, respectively.

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

Income tax expense for the three-month and six-month periods ended June 30, 2008 increased $2.2 million, or 7.6%, and $9.4 million, or 18.0%, respectively, from the corresponding periods in 2007, primarily as a result of a higher effective tax rate reflecting higher income in our foreign corporate subsidiaries (primarily in the U.K. and Japan) where tax rates are generally higher.

Non-Controlling Interest in Earnings of Consolidated Entities

Our non-controlling interests in consolidated entities consist of 90% limited partner interests in our consolidated venture capital fund (of which 10% is owned by AXA and its subsidiaries) and 50% interests in consolidated joint ventures (owned by AXA and its subsidiaries). Non-controlling interest in earnings of consolidated entities for the three-month and six-month periods ended June 30, 2008 increased $22.5 million and $18.5 million, respectively, from the corresponding periods in 2007, as a result of higher unrealized gains on investments in our consolidated venture capital fund.

CAPITAL RESOURCES AND LIQUIDITY

The following table identifies selected items relating to capital resources and liquidity:

	Six Months Ended June 30,
	2008	2007	% Change
	(in millions)

Partners’ capital, as of June 30	$4,560.9	$4,550.3	0.2%
Cash flow from operations	767.5	905.6	(15.2)
Proceeds from sales (purchases) of investments, net	3.8	11.1	(65.2)
Capital expenditures	(45.4)	(55.4)	(18.0)
Distributions paid to General Partner and unitholders	(555.7)	(684.1)	(18.8)
Purchases of Holding Units to fund deferred compensation plans, net of issuances	(4.3)	(13.9)	(69.0)
Additional investments by Holding with proceeds from exercise of compensatory options to buy Holding Units	12.6	36.8	(65.9)
Repayment of commercial paper, net	(167.0)	(29.1)	473.6
Proceeds from bank loans, net	120.0	—	n/m
Available Cash Flow	527.1	598.5	(11.9)

Cash and cash equivalents of $681.4 million as of June 30, 2008 increased $105.0 million from $576.4 million at December 31, 2007. Cash inflows are primarily provided by operations, proceeds from bank loans, proceeds from sales of investments, and additional investments by Holding using proceeds from exercises of compensatory options to buy Holding Units. Significant cash outflows include cash distributions paid to the General Partner and unitholders, capital expenditures, purchases of investments, repayment of commercial paper, and purchases of Holding Units to fund deferred compensation plans.

Index

Contingent Deferred Sales Charge

See Note 7 to AllianceBernstein’s condensed consolidated financial statements contained in Item 1.

Debt and Credit Facilities

Total committed credit, debt outstanding, and weighted average interest rates as of June 30, 2008 and December 31, 2007 were as follows:

	June 30, 2008			December 31, 2007
	Credit Available	Debt Outstanding	Interest Rate	Credit Available	Debt Outstanding	Interest Rate
	(in millions)

Commercial paper(1)	$1,000.0	$375.8	2.4%	$1,000.0	$533.9	4.3%
Revolving credit facility(1)	—	—	—	—	—	—
Revolving credit facility –SCB LLC	950.0	120.0	2.1	—	—	—
Unsecured bank loan(2)	—	—	—	—	—	—
Total	$1,950.0	$495.8	2.4	$1,000.0	$533.9	4.3
__________________
(1)
Our revolving credit facility supports our commercial paper program; amounts borrowed under the commercial paper program reduce amounts available for other purposes under the $1.0 billion revolving credit facility on a dollar-for-dollar basis.

(2)	As of June 30, 2008, SCB LLC maintained five separate uncommitted credit facilities with various banks totaling $800 million.

We have a $1.0 billion five-year revolving credit facility with a group of commercial banks and other lenders which expires in 2011. The revolving credit facility is intended to provide back-up liquidity for our $1.0 billion commercial paper program. Under the revolving credit facility, the interest rate, at our option, is a floating rate generally based upon a defined prime rate, a rate related to the London Interbank Offered Rate (LIBOR) or the Federal Funds rate. The revolving credit facility contains covenants which, among other things, require us to meet certain financial ratios. We were in compliance with the covenants as of June 30, 2008.

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

Index

Deferred Sales Commission Asset

Management tests the deferred sales commission asset for recoverability quarterly. Significant assumptions utilized to estimate the company’s future average assets under management and undiscounted future cash flows from back-end load shares include expected future market levels and redemption rates. Market assumptions are selected using a long-term view of expected average market returns based on historical returns of broad market indices. As of June 30, 2008, management used average market return assumptions of 5% for fixed income and 8% for equity to estimate annual market returns. Higher actual average market returns would increase undiscounted future cash flows, while lower actual average market returns would decrease undiscounted future cash flows. Future redemption rate assumptions, determined by reference to actual redemption experience over the five-year, three-year, one-year and current periods ended June 30, 2008, and calculated as a percentage of the company’s average assets under management represented by back-end load shares, ranged from 19% to 24% for U.S. fund shares and 20% to 30% for non-U.S. fund shares. An increase in the actual rate of redemptions would decrease undiscounted future cash flows, while a decrease in the actual rate of redemptions would increase undiscounted future cash flows. These assumptions are reviewed and updated quarterly. Estimates of undiscounted future cash flows and the remaining life of the deferred sales commission asset are made from these assumptions and the aggregate undiscounted future cash flows are compared to the recorded value of the deferred sales commission asset. As of June 30, 2008, management determined that the deferred sales commission asset was not impaired. If management determines in the future that the deferred sales commission asset is not recoverable, an impairment condition would exist and a loss would be measured as the amount by which the recorded amount of the asset exceeds its estimated fair value. Estimated fair value is determined using management’s best estimate of future cash flows discounted to a present value amount. Any impairment could reduce materially the recorded amount of the deferred sales commission asset with a corresponding charge to our earnings.

Goodwill

As a result of the adoption of SFAS No. 142, goodwill is tested at least annually, as of September 30, for impairment. Significant assumptions are required in performing goodwill impairment tests. Such tests include determining whether the estimated fair value of AllianceBernstein, the reporting unit, exceeds its book value. There are several methods of estimating AllianceBernstein’s fair value, which include valuation techniques such as market quotations and discounted expected cash flows. In developing estimated fair value using a discounted cash flow valuation technique, business growth rate assumptions are applied over the estimated life of the goodwill asset and the resulting expected cash flows are discounted to arrive at a present value amount that approximates fair value. These assumptions consider all material events that have impacted, or that we believe could potentially impact, future discounted expected cash flows. The impairment test indicated that goodwill was not impaired as of September 30, 2007. Management believes that goodwill was also not impaired as of June 30, 2008. However, future tests may be based upon different assumptions which may or may not result in an impairment of this asset. Any impairment could reduce materially the recorded amount of the goodwill asset with a corresponding charge to our earnings.

Intangible Assets

Acquired intangibles are recognized at fair value and amortized over their estimated useful lives of twenty years. Intangible assets are evaluated for impairment quarterly. A present value technique is applied to management’s best estimate of future cash flows to estimate the fair value of intangible assets. Estimated fair value is then compared to the recorded book value to determine whether an impairment is indicated. The estimates used include attrition factors of customer accounts, asset growth rates, direct expenses and fee rates. In determining these estimates, we choose assumptions based on actual historical trends that may or may not occur in the future. Management believes that intangible assets were not impaired as of June 30, 2008. However, future tests may be based upon different assumptions which may or may not result in an impairment of this asset. Any impairment could reduce materially the recorded amount of intangible assets with a corresponding charge to our earnings.

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

CAUTIONS REGARDING FORWARD-LOOKING STATEMENTS

Certain statements provided by management in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks, uncertainties, and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. The most significant of these factors include, but are not limited to, the following: the performance of financial markets, the investment performance of sponsored investment products and separately managed accounts, general economic conditions, future acquisitions, competitive conditions, and government regulations, including changes in tax regulations and rates and the manner in which the earnings of publicly traded partnerships are taxed. We caution readers to carefully consider such factors. Further, such forward-looking statements speak only as of the date on which such statements are made; we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. For further information regarding these forward-looking statements and the factors that could cause actual results to differ, see “Risk Factors” in Part I, Item 1A of our Form 10-K for the year ended December 31, 2007 and Part II, Item 1A in this Form 10-Q. Any or all of the forward-looking statements that we make in Form 10-K, this Form 10-Q or any other public statements we issue may turn out to be wrong. It is important to remember that other factors besides those listed in “Risk Factors” and those listed below could also adversely affect our revenues, financial condition, results of operations, and business prospects.

The forward-looking statements referred to in the preceding paragraph include statements regarding:

•
Turbulent market conditions providing opportunities for strong relative and absolute investment performance in future periods: The actual performance of the capital markets and other factors beyond our control will affect our investment success for clients and asset flows. Turbulent market conditions may continue for longer than anticipated or may worsen, which would make achieving investment success for our clients more difficult.

•
Our backlog of new institutional mandates not yet funded: Before they are funded, institutional mandates do not  represent legally binding commitments to fund and, accordingly, the possibility exists that not all mandates will be  funded in the amounts and at the times we currently anticipate.

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

•
Our substantial capital base and access to public and private debt providing adequate liquidity for our general  business needs: Our substantial capital base is dependent on our cash flow from operations, which is subject to the  performance of the capital markets and other factors beyond our control. Our access to public and private debt, as well as the market for debt or equity we may choose to issue, may be limited by turbulent market  conditions and changes in government regulations, including tax rates and interest rates.

OTHER INFORMATION

With respect to the unaudited condensed consolidated interim financial information of AllianceBernstein for the three-month and six-month periods ended June 30, 2008, included in this quarterly report on Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information.  However, their separate report dated August 1, 2008 appearing herein states that they did not audit and they do not express an opinion on the unaudited condensed consolidated interim financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended (“Securities Act”) for their report on the unaudited condensed consolidated interim financial information because that report is not a “report” or a “part” of registration statements prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Securities Act.

Index

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to AllianceBernstein’s market risk for the quarterly period ended June 30, 2008.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the second quarter of 2008 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 1, 2008	AllianceBernstein l.p.

	By:	/s/ Robert H. Joseph, Jr.
Robert H. Joseph, Jr.
Senior Vice President and Chief Financial Officer