Form 10-Q
period 2008-09-30
ALLIANCEBERNSTEIN L.P.
filed 2008-10-31
CIK 1109448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

The number of units representing assignments of beneficial ownership of limited partnership interests outstanding as of September 30, 2008 was 260,989,769.

ALLIANCEBERNSTEIN L.P.

Index to Form 10-Q

Index

Part I

FINANCIAL INFORMATION
Item 1. Financial Statements

ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition
(in thousands)

	September 30, 2008	December 31, 2007
	(unaudited)

ASSETS
Cash and cash equivalents	$824,987	$576,416
Cash and securities segregated, at market (cost: $2,356,919 and $2,366,925)	2,359,854	2,370,019
Receivables, net:
Brokers and dealers	363,551	493,873
Brokerage clients	603,906	410,074
Fees, net	534,189	729,636
Investments:
Deferred compensation related	518,586	547,473
Other	357,349	367,608
Furniture, equipment and leasehold improvements, net	374,121	367,279
Goodwill, net	2,893,029	2,893,029
Intangible assets, net	248,673	264,209
Deferred sales commissions, net	141,903	183,571
Other assets	206,892	165,567
Total assets	$9,427,040	$9,368,754

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Payables:
Brokers and dealers	$255,839	$161,387
Brokerage clients	2,575,552	2,728,271
AllianceBernstein mutual funds	85,065	408,185
Accounts payable and accrued expenses	396,999	389,300
Accrued compensation and benefits	688,699	458,861
Debt	761,987	533,872
Non-controlling interest in consolidated entities	192,147	147,652
Total liabilities	4,956,288	4,827,528
Commitments and contingencies (See Note 7)

Partners’ capital:
General Partner	45,408	45,932
Limited partners: 260,989,769 and 260,341,992 units issued and outstanding	4,526,989	4,526,126
Capital contributions receivable from General Partner	(25,110)	(26,436)
Deferred compensation expense	(87,091)	(57,501)
Accumulated other comprehensive income	10,556	53,105
Total partners’ capital	4,470,752	4,541,226
Total liabilities and partners’ capital	$9,427,040	$9,368,754

See Accompanying Notes to Condensed Consolidated Financial Statements

Index

ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Income
 (in thousands, except per unit amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Revenues:
Investment advisory and services fees	$713,229	$870,282	$2,325,098	$2,490,961
Distribution revenues	96,711	120,289	313,948	351,438
Institutional research services	124,854	103,552	353,594	305,355
Dividend and interest income	18,937	72,665	71,251	211,042
Investment gains (losses)	(131,920)	10,200	(187,094)	69,974
Other revenues	28,230	30,856	89,697	91,201
Total revenues	850,041	1,207,844	2,966,494	3,519,971
Less: Interest expense	9,050	55,022	32,857	164,040
Net revenues	840,991	1,152,822	2,933,637	3,355,931

Expenses:
Employee compensation and benefits	328,614	446,938	1,190,484	1,363,350
Promotion and servicing:
Distribution plan payments	69,994	86,230	227,885	248,754
Amortization of deferred sales commissions	19,324	23,739	61,861	73,253
Other	50,013	61,192	164,653	182,612
General and administrative	114,333	141,894	407,326	420,551
Interest on borrowings	2,117	5,965	11,933	20,484
Amortization of intangible assets	5,179	5,179	15,537	15,537
Total expenses	589,574	771,137	2,079,679	2,324,541

Operating income	251,417	381,685	853,958	1,031,390

Non-operating income	4,921	3,353	13,264	11,566

Income before income taxes and non-controlling interest in earnings of consolidated entities	256,338	385,038	867,222	1,042,956

Income taxes	27,258	34,574	88,294	86,295

Non-controlling interest in earnings of consolidated entities, net of tax	9,551	2,382	31,667	5,949

Net income	$219,529	$348,082	$747,261	$950,712

Net income per unit:
Basic	$0.83	$1.33	$2.84	$3.62
Diluted	$0.83	$1.32	$2.83	$3.60

See Accompanying Notes to Condensed Consolidated Financial Statements

Index

ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,

	2008	2007

Cash flows from operating activities:
Net income	$747,261	$950,712
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred sales commissions	61,861	73,253
Amortization of non-cash deferred compensation	47,265	37,483
Depreciation and other amortization	75,511	78,283
Unrealized losses (gains) on deferred compensation related investments	194,296	(49,706)
Other, net	25,884	1,627
Changes in assets and liabilities:
Decrease in segregated cash and securities	79,923	721,477
Decrease (increase) in receivable from brokers and dealers	88,376	(290,503)
(Increase) decrease in receivable from brokerage clients	(235,560)	114,685
Decrease (increase) in fees receivable, net	181,512	(134,991)
(Increase) in investments	(235,193)	(211,500)
(Increase) in deferred sales commissions	(20,193)	(65,931)
(Increase) in other assets	(44,628)	(19,689)
Increase (decrease) in payable to brokers and dealers	139,205	(136,988)
(Decrease) in payable to brokerage clients	(115,086)	(284,728)
(Decrease) in payable to AllianceBernstein mutual funds	(323,120)	(71,430)
(Decrease) increase in accounts payable and accrued expenses	(29,798)	10,981
Increase in accrued compensation and benefits	236,677	512,760
Increase in non-controlling interest in consolidated entities	14,924	74,815
Net cash provided by operating activities	889,117	1,310,610

Cash flows from investing activities:
Purchases of investments	(22,213)	(17,223)
Proceeds from sales of investments	32,778	46,251
Additions to furniture, equipment and leasehold improvements	(61,241)	(87,852)
Net cash used in investing activities	(50,676)	(58,824)

Cash flows from financing activities:
Repayment of commercial paper, net	(475,443)	(191,566)
Proceeds from bank loans, net	693,000	—
Increase (decrease) in overdrafts payable	45,123	(5,792)
Cash distributions to General Partner and unitholders	(835,137)	(1,017,702)
Capital contributions from General Partner	2,583	2,700
Additional investment by Holding with proceeds from exercise of compensatory options to buy Holding Units	13,353	41,446
Purchases of Holding Units to fund deferred compensation plans, net	(3,202)	(12,530)
Net cash used in financing activities	(559,723)	(1,183,444)

Effect of exchange rate changes on cash and cash equivalents	(30,147)	14,004

Net increase in cash and cash equivalents	248,571	82,346
Cash and cash equivalents as of beginning of period	576,416	546,777
Cash and cash equivalents as of end of period	$824,987	$629,123

Non-cash financing activities:

Additional investment by Holding through issuance of Holding Units to fund deferred compensation plans	$18,604	$—

See Accompanying Notes to Condensed Consolidated Financial Statements

Index

ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2008
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

AllianceBernstein provides research, diversified investment management, and related services globally to a broad range of clients. Our principal services include:

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

Our independent research is the foundation of our business.  Our research disciplines include fundamental research, quantitative research, economic research, and currency forecasting capabilities.  In addition, we have created several specialized research units, including one unit that examines global strategic changes that can affect multiple industries and geographies, and another dedicated to identifying potentially successful innovations within private early-stage and later-stage high potential growth companies.

Index

As of September 30, 2008, AXA, a société anonyme organized under the laws of France and the holding company for an international group of insurance and related financial services companies, AXA Financial, Inc. (an indirect wholly-owned subsidiary of AXA, “AXA Financial”), AXA Equitable Life Insurance Company (a wholly-owned subsidiary of AXA Financial, “AXA Equitable”), and certain subsidiaries of AXA Financial, collectively referred to as “AXA and its subsidiaries”, owned approximately 1.6% of the issued and outstanding units representing assignments of beneficial ownership of limited partnership interests in Holding (“Holding Units”).

As of September 30, 2008, the ownership structure of AllianceBernstein, as a percentage of general and limited partnership interests, was as follows:

AXA and its subsidiaries	62.4%
Holding	33.2
SCB Partners Inc. (a wholly-owned subsidiary of SCB Inc.; formerly known as Sanford C. Bernstein Inc.)	3.1
Unaffiliated holders	1.3
100.0%

AllianceBernstein Corporation (an indirect wholly-owned subsidiary of AXA, “General Partner”) is the general partner of both Holding and AllianceBernstein. AllianceBernstein Corporation owns 100,000 general partnership units in Holding and a 1% general partnership interest in AllianceBernstein. AXA and its subsidiaries were the beneficial owners of approximately 62.6% of the units of limited partnership interest in AllianceBernstein (“AllianceBernstein Units”) at September 30, 2008 (including those held indirectly through its ownership of approximately 1.6% of the issued and outstanding Holding Units) which, including the general partnership interests in AllianceBernstein and Holding, represent an approximate 63.0% economic interest in AllianceBernstein.

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

Reclassifications and Revisions

Certain prior period amounts have been reclassified to conform to the current year presentation. These include: (i) within cash provided by operating activities in the condensed consolidated statements of cash flows, amounts from accounts payable and accrued expenses to non-controlling interest in consolidated entities, (ii) amounts from other revenues in the condensed consolidated statements of income, primarily related to deferred compensation investments, to investment gains (losses), (iii) amounts from other investments to investments in the condensed consolidated statements of financial condition and cash flows, (iv) non-controlling interest in earnings of consolidated entities, previously included within general and administrative expenses, currently shown separately, and (v) unrealized losses (gains) on deferred compensation related investments, previously included within other, net in the condensed consolidated statements of cash flows, currently shown separately.

In addition, on the condensed consolidated statements of cash flows, net cash provided by operating activities of $1,217.2 million reported for the nine months ended September 30, 2007 in the third quarter 2007 Form 10-Q was revised to $1,310.6 million to correct the categorization of certain amounts. These included: (i) reflecting the decrease in overdrafts payable of $5.8 million from cash provided by operating activities to an increase in cash used in financing activities, and (ii) reflecting several special bank accounts for the exclusive benefit of customers of $58.3 million as of September 30, 2007 and $145.9 million as of December 31, 2006 from cash and cash equivalents to cash and securities segregated, increasing net cash provided by operating activities by $87.6 million.

Index

Cash Distributions

AllianceBernstein is required to distribute quarterly all of its Available Cash Flow, as defined in the Amended and Restated Agreement of Limited Partnership of AllianceBernstein (“AllianceBernstein Partnership Agreement”), to its unitholders and to the General Partner. Available Cash Flow can be summarized as the cash flow received by AllianceBernstein from operations minus such amounts as the General Partner determines, in its sole discretion, should be retained by AllianceBernstein for use in its business.

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

On October 22, 2008, the General Partner declared a distribution of $184.5 million, or $0.70 per AllianceBernstein Unit, representing a distribution of Available Cash Flow for the three months ended September 30, 2008. The General Partner, as a result of its 1% general partnership interest, is entitled to receive 1% of each quarterly distribution. The distribution is payable on November 13, 2008 to holders of record at the close of business on November 3, 2008.

During the third quarter of 2008, we recorded approximately $35.3 million in insurance recoveries relating to payments made for a class action claims processing error for which we recorded a charge of $56.0 million in the fourth quarter of 2006 (see Note 7). Our fourth quarter 2006 cash distribution was based on net income as calculated prior to recording the charge. Accordingly, the insurance recoveries ($0.13 per unit) are not included in our cash distribution to unitholders, which was declared on October 22, 2008.

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

Investments

Investments include primarily United States Treasury Bills, unconsolidated mutual funds and limited partnership hedge funds we sponsor and manage, and investments held by a consolidated venture capital fund in which we are the general partner and hold a 10% partnership interest.

Investments in United States Treasury Bills, mutual funds, and other equity and fixed income securities are classified as either trading or available-for-sale securities, in accordance with Statement of Financial Accounting Standards No. 115 (“SFAS No. 115”), “Accounting for Certain Investments in Debt and Equity Securities”. Trading investments are stated at fair value, based on quoted market prices, with unrealized gains and losses reported in net income. Available-for-sale investments are stated at fair value, based on quoted market prices, with unrealized gains and losses reported as a separate component of accumulated other comprehensive income in partners’ capital. Realized gains and losses on the sale of investments are included in income in the current period. Average cost is used to determine the realized gain or loss on investments sold.

The equity method of accounting is used for investments in limited partnership hedge funds in accordance with EITF D-46, “Accounting for Limited Partnership Investments”. The equity in earnings of our limited partnership hedge fund investments are included in investments gains and losses on the condensed consolidated statements of income.

The investments held by our consolidated venture capital fund are primarily privately held investments initially valued based upon cost. Investments are adjusted to fair value when changes in the underlying fair values are readily ascertainable, generally reflecting the occurrence of “significant developments” (i.e., business, economic, or market events that may affect a company in which an investment has been made). Adjustments to fair value of venture capital fund investments are recorded as unrealized gains and losses in investment gains and losses on the condensed consolidated statements of income. There is one private equity investment which represents an approximate 12% ownership interest in a company that we hold outside of our consolidated venture capital fund. Accordingly, this investment is accounted for using the cost method.

Index

We adopted Statement of Financial Accounting Standards No. 157 (“SFAS No. 157”), “Fair Value Measurements”, on January 1, 2008. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and expands disclosure requirements for fair value measurements (see Note 6).

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

In accordance with Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets”, we test goodwill annually, as of September 30, for impairment. As of September 30, 2008, the impairment test indicated that goodwill was not impaired.

Intangible Assets, Net

Intangible assets consist of costs assigned to investment management contracts of SCB Inc., less accumulated amortization. Intangible assets are being amortized over an estimated useful life of approximately 20 years. The gross carrying amount and accumulated amortization of intangible assets subject to amortization totaled $414.3 million and $165.6 million, respectively, as of September 30, 2008. Amortization expense was $5.2 million for each of the three- month periods ended September 30, 2008 and 2007, and estimated annual amortization expense for each of the next five years is approximately $20.7 million. Management tests intangible assets for impairment quarterly and determined they were not impaired as of September 30, 2008.

Deferred Sales Commissions, Net

We pay commissions to financial intermediaries in connection with the sale of shares of open-end company-sponsored mutual funds sold without a front-end sales charge (“back-end load shares”). These commissions are capitalized as deferred sales commissions and amortized over periods not exceeding five and one-half years for U.S. fund shares and four years for non-U.S. fund shares, the periods of time during which deferred sales commissions are generally recovered. We recover these commissions from distribution services fees received from those funds and from contingent deferred sales commissions (“CDSC”) received from shareholders of those funds upon the redemption of their shares. CDSC cash recoveries are recorded as reductions of unamortized deferred sales commissions when received. Management tests the deferred sales commission asset for recoverability quarterly and determined that the balance as of September 30, 2008 was not impaired.

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

Revenue Recognition

Investment advisory and services base fees, generally calculated as a percentage of assets under management, are recorded as revenue as the related services are performed. Certain investment advisory contracts, including those with hedge funds, provide for a performance-based fee, in addition to or in lieu of a base fee, which is calculated as either a percentage of absolute investment results or a percentage of investment results in excess or shortfall compared to a stated benchmark over a specified period of time. Performance-based fees are recorded as a component of revenue at the end of each contract’s measurement period.

Index

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

Compensation expense for awards under the plans, including changes in participant account balances resulting from gains and losses on notional investments (other than in Holding Units and options to acquire Holding Units), is recognized on a straight-line basis over the applicable vesting periods. Mark-to-market gains or losses on investments held in the consolidated rabbi trust (other than in Holding Units and options to acquire Holding Units) are recognized currently as investment gains (losses) in the consolidated statements of income. In addition, our equity in the earnings of investments in limited partnership hedge funds is recognized currently as investment gains (losses) in the consolidated statements of income.

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

Variable Interest Entities

In accordance with FASB Interpretation No. 46 (revised December 2003) (“FIN 46-R”), “Consolidation of Variable Interest Entities”, management reviews quarterly its management agreements and its investments in, and other financial arrangements with, certain entities that hold client assets under management to determine the entities that the company is required to consolidate under FIN 46-R. These entities include certain mutual fund products, hedge funds, structured products, group trusts, collective investment trusts, and limited partnerships.

We earn investment management fees on client assets under management of these entities, but we derive no other benefit from these assets and cannot use them in our operations.

As of September 30, 2008, we have significant variable interests in certain structured products and hedge funds with approximately $82.0 million in client assets under management. However, these variable interest entities do not require consolidation because management has determined that we are not the primary beneficiary of the expected losses or expected residual returns of these entities. Our maximum exposure to loss in these entities is limited to our investments of $0.1 million in these entities.

3.	Cash and Securities Segregated Under Federal Regulations and Other Requirements

As of September 30, 2008, $2.3 billion of United States Treasury Bills were segregated in a special reserve bank custody account for the exclusive benefit of brokerage customers of SCB LLC under Rule 15c3-3 of the Securities Exchange Act of 1934, as amended (“Exchange Act”).

AllianceBernstein Investments, Inc. (“AllianceBernstein Investments”), a wholly-owned subsidiary of AllianceBernstein and the distributor of company-sponsored mutual funds, maintains several special bank accounts for the exclusive benefit of customers.  As of September 30, 2008, $23.3 million of cash was segregated in these bank accounts.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands, except per unit amounts)

Net income	$219,529	$348,082	$747,261	$950,712

Weighted average units outstanding - basic	260,976	260,074	260,826	259,734
Dilutive effect of compensatory options to buy Holding Units	515	1,556	909	1,936
Weighted average units outstanding – diluted	261,491	261,630	261,735	261,670

Basic net income per unit	$0.83	$1.33	$2.84	$3.62
Diluted net income per unit	$0.83	$1.32	$2.83	$3.60

For the three months and nine months ended September 30, 2008, we excluded, respectively, 5,073,605 and 3,664,405 out-of-the-money options (i.e., options with an exercise price greater than the weighted average closing price of a unit for the relevant period) from the diluted net income per unit computation due to their anti-dilutive effect. For the three months and nine months ended September 30, 2007, we excluded 1,678,985 out-of-the-money options from the diluted net income per unit computation due to their anti-dilutive effect.

5.	Investments

Investments consist of:

	September 30, 2008	December 31, 2007
	(in thousands)

Available for sale	$18,425	$48,038
Trading:
Deferred compensation related	427,662	417,906
United States Treasury Bills	79,935	89,328
Other	53,733	65,003
Investments in limited partnership hedge funds:
Deferred compensation related	90,924	129,567
Other	2,354	27,111
Private equity investments	201,745	135,601
Other investments	1,157	2,527
Total investments	$875,935	$915,081

Total investments related to deferred compensation obligations of $518.6 million and $547.5 million as of September 30, 2008 and December 31, 2007, respectively, consist of company-sponsored mutual funds and limited partnership hedge funds. We typically purchase the investments that are notionally elected by deferred compensation plan participants and maintain them in a consolidated rabbi trust. The investments held in the rabbi trust are held for the benefit of the participants in our deferred compensation plans, but they are subject to the claims of the general creditors of AllianceBernstein.

We purchase United States Treasury Bills for transfer into a special reserve bank custody account for the exclusive benefit of brokerage customers of SCB LLC when required by Rule 15c3-3 of the Exchange Act (see Note 3).

Index

6.	Fair Value

We adopted SFAS No. 157 on January 1, 2008 for financial assets and financial liabilities. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and expands disclosure requirements for fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date. The three broad levels of fair value hierarchy established by SFAS No. 157 are as follows:

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

FASB Staff Position No. 157-2 (“FSP No. 157-2”) deferred the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. FSP No. 157-2 is not expected to have a material impact on our consolidated financial statements.

Assets Measured at Fair Value

The following table summarizes the valuation of our financial instruments by SFAS No. 157 pricing observability levels as of September 30, 2008:

	Level 1	Level 2	Level 3	Total
	(in thousands)

Cash equivalents	$416,698	$—	$—	$416,698
Securities segregated	—	2,286,565	—	2,286,565
Receivables from brokers and dealers	477	(1,993)	—	(1,516)
Investments – available-for-sale	18,425	—	—	18,425
Investments – trading
Mutual fund investments	436,438	—	—	436,438
Equity and fixed income securities	35,571	9,338	48	44,957
U.S. Treasury bills	—	79,935	—	79,935
Investments – private equity	3,962	—	187,783	191,745
Total assets measured at fair value	$911,571	$2,373,845	$187,831	$3,473,247

Payables to brokers and dealers	$1,010	$—	$—	$1,010
Total liabilities measured at fair value	$1,010	$—	$—	$1,010

Following is a description of the fair value methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy:

•	Cash equivalents: We invest excess cash in various money market funds that are valued based on quoted prices in active markets; as such, these are included in Level 1 of the valuation hierarchy.

•
Securities segregated: United States Treasury Bills segregated in a special reserve bank custody account as required by Rule 15c3-3 of the Exchange Act. As these securities are valued based on quoted yields in secondary markets, we have included them in Level 2 of the valuation hierarchy.

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

Index

•
Investments – private equity: The valuation of non-public private equity investments held by a consolidated venture capital fund requires significant management judgment due to the absence of quoted market prices, inherent lack of liquidity, and the long-term nature of such investments. Private equity investments are valued initially at cost. The carrying values of private equity investments are adjusted either up or down from the transaction price to reflect expected exit values as evidenced by financing and sale transactions with third parties, or when determination of a valuation adjustment is confirmed through ongoing review in accordance with our valuation policies and procedures. A variety of factors are reviewed and monitored to assess positive and negative changes in valuation including, but not limited to, current operating performance and future expectations of investee companies, industry valuations of comparable public companies, changes in market outlook, and the third party financing environment over time. In determining valuation adjustments resulting from the investment review process, particular emphasis is placed on current company performance and market conditions. Non-public equity investments are included in Level 3 of the valuation hierarchy because they trade infrequently and, therefore, the fair value is unobservable. Publicly-traded equity investments are included in Level 1 of the valuation hierarchy.

•	Payables to brokers and dealers: Securities sold, but not yet purchased, are included in Level 1 of the valuation hierarchy.

The following table summarizes the change in balance sheet carrying value associated with Level 3 financial instruments carried at fair value during the first nine months of 2008 (in thousands):

	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008

Balance as of beginning of period	$163,896	$125,020
Purchases (sales), net	15,984	30,253
Realized gains (losses), net	9	9
Unrealized gains (losses), net	7,942	32,549
Balance as of September 30, 2008	$187,831	$187,831

Realized and unrealized gains and losses on Level 3 financial instruments are recorded in investment gains and losses on the condensed consolidated statements of income.

7.	Commitments and Contingencies

Deferred Sales Commission Asset

Payments of sales commissions made by AllianceBernstein Investments to financial intermediaries in connection with the sale of back-end load shares under our mutual fund distribution system (the “System”) are capitalized as deferred sales commissions (“deferred sales commission asset”) and amortized over periods not exceeding five and one-half years for U.S. fund shares and four years for non-U.S. fund shares, the periods of time during which the deferred sales commission asset is expected to be recovered. CDSC cash recoveries are recorded as reductions of unamortized deferred sales commissions when received. The amount recorded for the net deferred sales commission asset was $141.9 million as of September 30, 2008. Payments of sales commissions made by AllianceBernstein Investments to financial intermediaries in connection with the sale of back-end load shares under the System, net of CDSC received of $18.2 million and $24.3 million, totaled approximately $20.2 million and $65.9 million during the nine months ended September 30, 2008 and 2007, respectively.

Management tests the deferred sales commission asset for recoverability quarterly. Significant assumptions utilized to estimate the company’s future average assets under management and undiscounted future cash flows from back-end load shares include expected future market levels and redemption rates. Market assumptions are selected using a long-term view of expected average market returns based on historical returns of broad market indices. As of September 30, 2008, management used average market return assumptions of 5% for fixed income and 8% for equity to estimate annual market returns. Higher actual average market returns would increase undiscounted future cash flows, while lower actual average market returns would decrease undiscounted future cash flows. Future redemption rate assumptions range from 20% to 24%  for U.S. fund shares and 23% to 51% for non-U.S. fund shares, determined by reference to actual redemption experience over the five-year, three-year, one-year and current periods ended September 30, 2008, calculated as a percentage of the company’s average assets under management represented by back-end load shares. An increase in the actual rate of redemptions would decrease undiscounted future cash flows, while a decrease in the actual rate of redemptions would increase undiscounted future cash flows. These assumptions are reviewed and updated quarterly. Estimates of undiscounted future cash flows and the remaining life of the deferred sales commission asset are made from these assumptions and the aggregate undiscounted future cash flows are compared to the recorded value of the deferred sales commission asset. As of September 30, 2008, management determined that the deferred sales commission asset was not impaired. If management determines in the future that the deferred sales commission asset is not recoverable, an impairment condition would exist and a loss would be measured as the amount by which the recorded amount of the asset exceeds its estimated fair value. Estimated fair value is determined using management’s best estimate of future cash flows discounted to a present value amount.

Index

During the three-month and nine-month periods ended September 30, 2008, U.S. equity markets decreased by approximately 8.4% and 19.3%, respectively, as measured by the change in the Standard & Poor’s 500 Stock Index and U.S. fixed income markets decreased by approximately 0.5% and increased by approximately 0.6%, respectively, as measured by the change in the Lehman Brothers’ Aggregate Bond Index. The redemption rate for domestic back-end load shares was 22.9% and 21.1%, respectively, during the three-month and nine-month periods ended September 30, 2008. Non-U.S. capital markets decreases for the three-month and nine-month periods ended September 30, 2008 ranged from 15.3% to 27.0% and from 24.2% to 35.5%, respectively, as measured by the MSCI World, Emerging Market and EAFE Indices. The redemption rate for non-U.S. back-end load shares was 50.8% and 32.4%, respectively, during the three-month and nine-month periods ended September 30, 2008. Declines in financial markets or higher redemption levels, or both, as compared to the assumptions used to estimate undiscounted future cash flows, as described above, could result in the impairment of the deferred sales commission asset. Due to the volatility of the capital markets and changes in redemption rates, management is unable to predict whether or when a future impairment of the deferred sales commission asset might occur. Any impairment would reduce materially the recorded amount of the deferred sales commission asset with a corresponding charge to earnings.

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

We are involved in various other matters, including regulatory inquiries, administrative proceedings, and litigation, some of which allege substantial damages. While any inquiry, proceeding or litigation has the element of uncertainty, management believes that the outcome of any one of the other regulatory inquires, administrative proceedings, lawsuits or claims that is pending or threatened, or all of them combined, will not have a material adverse effect on our results of operations or financial condition.

Claims Processing Contingency

During the fourth quarter of 2006, we recorded in general and administrative expenses a $56.0 million pre-tax charge ($54.5 million, net of related income tax benefit, or $0.21 per unit) for the estimated cost of reimbursing certain clients for losses arising out of an error we made in processing claims for class action settlement proceeds on behalf of these clients, which include some AllianceBernstein-sponsored mutual funds. During the third quarter of 2008, we recorded as a reduction of general and administrative expenses approximately $35.3 million in insurance recoveries relating to this error. Our fourth quarter 2006 cash distribution was based on net income as calculated prior to recording the charge. Accordingly, the insurance recoveries ($0.13 per unit) are not included in our cash distribution to unitholders, which was declared on October 22, 2008. As of September 30, 2008, we had $7.8 million remaining in accrued liabilities related to the $56.0 million pre-tax charge.

Index

8.	Qualified Employee Benefit Plans

We maintain a qualified profit sharing plan (the “Profit Sharing Plan”) covering U.S. employees and certain foreign employees. Employer contributions are discretionary and generally limited to the maximum amount deductible for federal income tax purposes.

We maintain several defined contribution plans for foreign employees in our offices in the United Kingdom, Australia, New Zealand, Japan and certain of our other foreign offices. Employer contributions are generally consistent with regulatory requirements and tax limits. Defined contribution expense for foreign entities was $2.9 million and $2.2 million during the three months ended September 30, 2008 and 2007, respectively, and $9.1 million and $6.0 million during the nine months ended September 30, 2008 and 2007, respectively.

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

We contributed $5.6 million to the Retirement Plan through October 2008. Contribution estimates, which are subject to change, are based on regulatory requirements, future market conditions and assumptions used for actuarial computations of the Retirement Plan’s obligations and assets. Management, at the present time, is unable to determine the amount, if any, of additional future contributions that may be required.

Net expense under the Retirement Plan consisted of:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands)

Service cost	$706	$731	$2,290	$2,717
Interest cost on projected benefit obligations	1,257	1,130	3,739	3,592
Expected return on plan assets	(1,147)	(1,089)	(3,443)	(3,239)
Amortization of prior service credit	(107)	(15)	(325)	(45)
Amortization of transition asset	(36)	(36)	(108)	(108)
Net pension charge	$673	$721	$2,153	$2,917

9.	Units Outstanding

The following table summarizes the activity in units during the first nine months of 2008:

Outstanding as of December 31, 2007	260,341,992
Options to buy Holding Units exercised	315,467
Holding Units awarded	48,365
Issuance of Holding Units	293,344
Holding Units forfeited	(9,399)
Outstanding as of September 30, 2008	260,989,769

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

Index

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

As of September 30, 2008, we have $22.6 million of unrecognized tax benefits, including accrued interest, recorded on the consolidated statement of financial condition in accordance with FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”.  During October 2008, the examinations of AllianceBernstein’s New York City Partnership tax returns for the years 2003 through 2005 were deemed by management to be effectively settled.  As a result, we will recognize approximately $12.9 million of net unrecognized tax benefits, including accrued interest, during the fourth quarter of 2008.

11.	Debt

Total credit available, debt outstanding, and weighted average interest rates as of September 30, 2008 and December 31, 2007 were as follows:

	September 30, 2008			December 31, 2007
	Credit Available	Debt Outstanding	Interest Rate	Credit Available	Debt Outstanding	Interest Rate
	(in millions)

Revolving credit facility(1)	$931.0	$158.0	2.3%	$466.1	$—	—%
Commercial paper(1)	69.0	69.0	2.2	533.9	533.9	4.3
Total revolving credit facility(1)	1,000.0	227.0	2.2	1,000.0	533.9	4.3
Revolving credit facility – SCB LLC	950.0	535.0	2.1	—	—	—
Unsecured bank loan(2)	—	—	—	—	—	—
Total	$1,950.0	$762.0	2.1	$1,000.0	$533.9	4.3
_________________
(1)
Our $1.0 billion revolving credit facility supports our commercial paper program; amounts borrowed under the commercial paper program reduce amounts available for other purposes under the revolving credit facility on a dollar-for-dollar basis.

(2)	As of September 30, 2008, SCB LLC maintained five separate uncommitted credit facilities with various banks totaling $800 million.

We have a $1.0 billion five-year revolving credit facility with a group of commercial banks and other lenders which expires in 2011. The revolving credit facility is intended to provide back-up liquidity for our $1.0 billion commercial paper program, although we borrow directly under the facility from time to time. Under the revolving credit facility, the interest rate, at our option, is a floating rate generally based upon a defined prime rate, a rate related to the London Interbank Offered Rate (LIBOR) or the Federal Funds rate. The revolving credit facility contains covenants which, among other things, require us to meet certain financial ratios. We were in compliance with the covenants as of September 30, 2008.

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

Index

12.	Comprehensive Income

Comprehensive income consisted of:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands)

Net income	$219,529	$348,082	$747,261	$950,712
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on investments	(327)	(4,574)	(3,930)	(5,028)
Foreign currency translation adjustment	(48,090)	13,370	(38,185)	24,070
Changes in retirement plan related items	(101)	(50)	(434)	(151)
	(48,518)	8,746	(42,549)	18,891
Comprehensive income	$171,011	$356,828	$704,712	$969,603

13.	Subsequent Events

In our news release reporting financial and operating results for the third quarter of 2008, we announced our intention to reduce headcount and future capital outlays in order to lower our expense base in light of declines in assets under management and net revenues. Although the size of the headcount reduction has not yet been determined, most of the reduction will occur in the fourth quarter of 2008 and will result in a charge against earnings.

Index

Report of Independent Registered Public Accounting Firm

To the General Partner and Unitholders
AllianceBernstein L.P.

We have reviewed the accompanying condensed consolidated statement of financial condition of AllianceBernstein L.P. (“AllianceBernstein”) as of September 30, 2008, the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2008 and 2007, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2008 and 2007. These interim financial statements are the responsibility of the management of AllianceBernstein Corporation, the General Partner.

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
October 31, 2008

Index

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

In the third quarter of 2008, a continuation of exceptionally turbulent capital market conditions led to sharply negative absolute investment returns in most of our investment services.  Relative performance suffered as well due to our exposure to sectors directly affected by the global financial crisis. Furthermore, our significant exposure to non-U.S. investments, especially during a period with a strengthening U.S. dollar, added more downward pressure to results. While these investment returns are clearly disappointing, we continue to have confidence in our investment and client service professionals, who will work closely with our clients to guide them through this period of stress and volatility. Some of our best periods of absolute and relative returns have occurred in the aftermath of prior bouts of market turbulence.

Total assets under management (“AUM”) fell to $589.6 billion, or 17.7%, during the third quarter of 2008, driven by market depreciation of $112.2 billion and net outflows of $14.8 billion. Asset outflows accelerated in our Retail and Institutional Investments Services compared to the second quarter of 2008, while Private Client Services outflows remained modest. If our historical performance is a guide, the firm’s organic growth will likely remain under considerable pressure until market conditions improve.

Institutional Investments Services AUM declined during the third quarter of 2008 by $82.4 billion, or 17.9%, with market depreciation of $77.1 billion accounting for the bulk of the decline. Although our net outflows accelerated as compared to the previous quarter to $5.2 billion, these outflows reflected fewer new mandates rather than a significant loss of client accounts or cash flow withdrawals. Aside from defined contribution plan mandate wins, we are seeing institutional investors put new mandates on hold while the market turmoil plays itself out.  Accordingly, the institutional pipeline is down slightly versus the second quarter of 2008, at nearly $14 billion, with over 40% in defined contribution AUM, a key strategic initiative for our firm.

Our Retail Services AUM declined during the third quarter of 2008 by $30.9 billion, or 19.7%, primarily as a result of market depreciation of $21.9 billion, or 14.0%. However, net outflows were substantial as both declines in sales and increases in redemptions were significant, a phenomenon that began in Asia but which has now spread to the U.S. Net outflows accounted for over 29% of the quarterly decline in Retail Services AUM, and were most notable in equity services for U.S. clients and fixed income services for non-U.S. clients.

Private Client Services AUM declined during the third quarter of 2008 by $13.7 billion, or 13.9%, a substantially smaller decline than in our other two distribution channels. Net outflows moderated somewhat compared to the second quarter of 2008 and retention rates among our private clients remain relatively high. We attribute this loyalty to consistent, high quality client service, and the investment performance of our asset allocation services, both of which have served our clients well during these tumultuous times. However, we have seen a decline in the rate of new account openings.

Our Institutional Research Services revenues were up 20.6% over the third quarter of 2007 and up 13.0% compared to the second quarter of 2008. This was our strongest quarter on record and was driven mostly by increased market volumes. The year-over-year growth was mostly driven by our U.S. operations, although our London-based operations also experienced an increase compared to the prior quarter. In addition, we continue to improve our competitive standing in research quality, ranking 6th in Institutional Investor’s recently released All-America poll, with over 85% of our publishing analysts ranked in the top three in their sector, including ten analysts ranked #1.

Financial results for the firm were very weak in the third quarter of 2008 as the precipitous decline in the global capital markets impacted AUM and related fee revenue. The revenue decline was exacerbated by mark-to-market losses of $123 million on investments related to employee deferred compensation which, net of lower compensation expenses and taxes, reduced reported earnings by approximately $0.24 per Holding Unit. Year-over-year operating margin fell by 410 basis points to 28.8% despite our aggressive expense management. This margin decline was moderated by an insurance recovery of approximately $35.3 million (or $0.13 per unit) related to a class action claims processing error for which a $56.0 million reserve was established in the fourth quarter of 2006.

As a consequence of AUM now being far below expectations, we are moving to reset our expense base and to lower capital outlays to appropriate levels. To this end, we intend to reduce headcount, most of which will occur during the fourth quarter of 2008, and we have reduced future capital spending plans to a level below depreciation and amortization. We will not, however, be pursuing formulated headcount reductions. Rather, we have asked the leadership of each business unit to consider carefully and thoughtfully the number of employees they need to manage their areas, given our reduced scale.

Our balance sheet remains strong, our intellectual capital is intact, we continue to invest in our most important strategic initiatives, and we are maintaining our single-minded focus on producing superior investment returns and delivering world class service to our clients. Therefore, we firmly believe that AllianceBernstein is well positioned for the future.

Index

Assets Under Management

Assets under management by distribution channel were as follows:

	As of September 30,
	2008	2007	$ Change	% Change
	(in billions)

Institutional Investment	$378.6	$513.3	$(134.7)	(26.3)%
Retail	125.8	189.4	(63.6)	(33.6)
Private Client	85.2	110.6	(25.4)	(23.0)
Total	$589.6	$813.3	$(223.7)	(27.5)

Assets under management by investment service were as follows:

	As of September 30,
	2008	2007	$ Change	% Change
	(in billions)
Equity
Value:
U.S.	$72.2	$117.4	$(45.2)	(38.5)%
Global & international	179.9	280.5	(100.6)	(35.8)
	252.1	397.9	(145.8)	(36.6)
Growth:
U.S.	49.7	74.0	(24.3)	(32.8)
Global & international	81.9	121.5	(39.6)	(32.6)
	131.6	195.5	(63.9)	(32.7)

Total Equity	383.7	593.4	(209.7)	(35.3)

Fixed Income:
U.S.	106.8	113.3	(6.5)	(5.7)
Global & international	80.3	81.1	(0.8)	(1.0)
	187.1	194.4	(7.3)	(3.8)
Other (1):
U.S.	11.9	19.2	(7.3)	(38.1)
Global & international	6.9	6.3	0.6	8.4
	18.8	25.5	(6.7)	(26.6)
Total:
U.S.	240.6	323.9	(83.3)	(25.7)
Global & international	349.0	489.4	(140.4)	(28.7)
Total	$589.6	$813.3	$(223.7)	(27.5)
____________________
(1)	Includes index, structured, and asset allocation services.

Index

Changes in assets under management for the three-month period ended September 30, 2008 were as follows:

	Distribution Channel				Investment Service
	Institutional Investment	Retail	Private Client	Total	Value Equity	Growth Equity	Fixed Income	Other(1)	Total
	(in billions)

Balance as of June 30, 2008	$461.0	$156.7	$98.9	$716.6	$326.1	$168.8	$199.5	$22.2	$716.6
Long-term flows:
Sales/new accounts	4.8	4.9	2.7	12.4	5.4	3.7	3.2	0.1	12.4
Redemptions/terminations	(9.4)	(11.3)	(1.6)	(22.3)	(14.0)	(4.7)	(3.5)	(0.1)	(22.3)
Cash flow/unreinvested dividends	(0.6)	(2.7)	(1.6)	(4.9)	(0.7)	(1.6)	(1.6)	(1.0)	(4.9)
Net long-term (outflows)	(5.2)	(9.1)	(0.5)	(14.8)	(9.3)	(2.6)	(1.9)	(1.0)	(14.8)
Transfers	(0.1)	0.1	—	—	—	—	—	—	—
Market (depreciation)	(77.1)	(21.9)	(13.2)	(112.2)	(64.7)	(34.6)	(10.5)	(2.4)	(112.2)
Net change	(82.4)	(30.9)	(13.7)	(127.0)	(74.0)	(37.2)	(12.4)	(3.4)	(127.0)
Balance as of September 30, 2008	$378.6	$125.8	$85.2	$589.6	$252.1	$131.6	$187.1	$18.8	$589.6

 Changes in assets under management for the nine-month period ended September 30, 2008 were as follows:

	Distribution Channel				Investment Service
	Institutional Investment	Retail	Private Client	Total	Value Equity	Growth Equity	Fixed Income	Other(1)	Total
	(in billions)

Balance as of December 31, 2007	$508.1	$183.2	$109.1	$800.4	$382.5	$196.9	$197.9	$23.1	$800.4
Long-term flows:
Sales/new accounts	32.7	19.7	9.2	61.6	26.3	14.5	17.6	3.2	61.6
Redemptions/terminations	(22.4)	(29.7)	(5.0)	(57.1)	(28.8)	(15.6)	(12.4)	(0.3)	(57.1)
Cash flow/unreinvested dividends	(14.4)	(6.1)	(5.0)	(25.5)	(11.7)	(5.4)	(6.0)	(2.4)	(25.5)
Net long-term (outflows) inflows	(4.1)	(16.1)	(0.8)	(21.0)	(14.2)	(6.5)	(0.8)	0.5	(21.0)
Transfers	(0.4)	0.4	—	—	—	—	—	—	—
Market (depreciation)	(125.0)	(41.7)	(23.1)	(189.8)	(116.2)	(58.8)	(10.0)	(4.8)	(189.8)
Net change	(129.5)	(57.4)	(23.9)	(210.8)	(130.4)	(65.3)	(10.8)	(4.3)	(210.8)
Balance as of September 30, 2008	$378.6	$125.8	$85.2	$589.6	$252.1	$131.6	$187.1	$18.8	$589.6

Changes in assets under management for the twelve-month period ended September 30, 2008 were as follows:

	Distribution Channel				Investment Service
	Institutional Investment	Retail	Private Client	Total	Value Equity	Growth Equity	Fixed Income	Other(1)	Total
	(in billions)

Balance as of September 30, 2007	$513.3	$189.4	$110.6	$813.3	$397.9	$195.5	$194.4	$25.5	$813.3
Long-term flows:
Sales/new accounts	50.8	29.7	12.7	93.2	43.7	22.1	24.1	3.3	93.2
Redemptions/terminations	(27.5)	(38.9)	(6.3)	(72.7)	(35.1)	(20.1)	(16.0)	(1.5)	(72.7)
Cash flow/unreinvested dividends	(18.6)	(8.2)	(6.2)	(33.0)	(15.8)	(7.2)	(7.0)	(3.0)	(33.0)
Net long-term inflows (outflows)	4.7	(17.4)	0.2	(12.5)	(7.2)	(5.2)	1.1	(1.2)	(12.5)
Transfers	(0.6)	0.3	0.3	—	—	—	—	—	—
Market (depreciation)	(138.8)	(46.5)	(25.9)	(211.2)	(138.6)	(58.7)	(8.4)	(5.5)	(211.2)
Net change	(134.7)	(63.6)	(25.4)	(223.7)	(145.8)	(63.9)	(7.3)	(6.7)	(223.7)
Balance as of September 30, 2008	$378.6	$125.8	$85.2	$589.6	$252.1	$131.6	$187.1	$18.8	$589.6
____________________
(1)	Includes index, structured, and asset allocation services.

Index

Average assets under management by distribution channel and investment service were as follows:

	Three Months Ended				Nine Months Ended
	9/30/08	9/30/07	$ Change	% Change	9/30/08	9/30/07	$ Change	% Change
	(in billions)
Distribution Channel:
Institutional Investment	$430.3	$502.0	$(71.7)	(14.3)%	$464.6	$483.5	$(18.9)	(3.9)%
Retail	145.0	184.6	(39.6)	(21.5)	160.2	178.3	(18.1)	(10.2)
Private Client	93.9	107.5	(13.6)	(12.6)	100.1	103.0	(2.9)	(2.8)
Total	$669.2	$794.1	$(124.9)	(15.7)	$724.9	$764.8	(39.9)	(5.2)

Investment Service:
Value Equity	$297.5	$386.7	$(89.2)	(23.1)%	333.9	$367.2	$(33.3)	(9.0)%
Growth Equity	155.2	187.3	(32.1)	(17.1)	170.5	181.8	(11.3)	(6.2)
Fixed Income	195.7	190.8	4.9	2.6	199.0	185.6	13.4	7.2
Other (1)	20.8	29.3	(8.5)	(29.3)	21.5	30.2	(8.7)	(29.0)
Total	$669.2	$794.1	$(124.9)	(15.7)	$724.9	$764.8	$(39.9)	(5.2)
____________________
(1)	Includes index, structured, and asset allocation services.

Consolidated Results of Operations

	Three Months Ended				Nine Months Ended
	9/30/08	9/30/07	$ Change	% Change	9/30/08	9/30/07	$ Change	% Change
	(in millions, except per unit amounts)

Net revenues	$841.0	$1,152.8	$(311.8)	(27.0)%	$2,933.6	$3,355.9	$(422.3)	(12.6)%
Expenses	589.6	771.1	(181.5)	(23.5)	2,079.7	2,324.5	(244.8)	(10.5)
Operating income	251.4	381.7	(130.3)	(34.1)	853.9	1,031.4	(177.5)	(17.2)
Non-operating income	4.9	3.3	1.6	46.8	13.3	11.6	1.7	14.7
Income before income taxes and non-controlling interest in earnings of consolidated entities	256.3	385.0	(128.7)	(33.4)	867.2	1,043.0	(175.8)	(16.8)
Income taxes	27.3	34.6	(7.3)	(21.2)	88.3	86.3	2.0	2.3
Non-controlling interest in earnings of consolidated entities	9.5	2.3	7.2	301.0	31.6	6.0	25.6	432.3
Net income	$219.5	$348.1	$(128.6)	(36.9)	$747.3	$950.7	$(203.4)	(21.4)

Diluted net income per unit	$0.83	$1.32	$(0.49)	(37.1)	$2.83	$3.60	$(0.77)	(21.4)

Distributions per unit	$0.70	$1.32	$(0.62)	(47.0)	$2.70	$3.60	$(0.90)	(25.0)

Operating margin (1)	28.8%	32.9%			28.0%	30.6%
____________________
(1)	Operating income less non-controlling interest in earnings of consolidated entities as a percentage of net revenues.

Net income for the three-month and nine-month periods ended September 30, 2008 decreased $128.6 million, or 36.9%, and $203.4 million, or 21.4%, respectively, from the corresponding periods in 2007. These decreases were primarily due to lower net revenues, partially offset by lower employee compensation and benefits, promotion and servicing, and general and administrative expenses. Lower net revenues were a result of lower investment advisory and services fees resulting from the decline in assets under management and mark-to-market losses on investments related to deferred compensation plan obligations, partially offset by higher Institutional Research Services revenues.

Claims Processing Contingency

During the fourth quarter of 2006, we recorded in general and administrative expenses a $56.0 million pre-tax charge ($54.5 million, net of related income tax benefit, or $0.21 per unit) for the estimated cost of reimbursing certain clients for losses arising out of an error we made in processing claims for class action settlement proceeds on behalf of these clients, which include some AllianceBernstein-sponsored mutual funds. During the third quarter of 2008, we recorded as a reduction of general and administrative expenses approximately $35.3 million in insurance recoveries relating to this error. Our fourth quarter 2006 cash distribution was based on net income as calculated prior to recording the charge. Accordingly, insurance recoveries ($0.13 per unit) are not included in our cash distribution to unitholders, which was declared on October 22, 2008. As of September 30, 2008, we had $7.8 million remaining in accrued liabilities related to the $56.0 million pre-tax charge, some of which we hope to recover for our clients in future periods from related class action settlement funds, the amount of which is not known.

Index

Expense Reduction

In our news release reporting financial and operating results for the third quarter of 2008, we announced our intention to reduce headcount and future capital outlays in order to lower our expense base in light of declines in assets under management and net revenues. Although the size of the headcount reduction has not yet been determined, most of the reduction will occur in the fourth quarter of 2008 and will result in a charge against earnings.

Impairment Analysis

As of September 30, 2008, management tested goodwill, intangible assets, and the deferred sales commission asset for impairment and determined that these assets were not impaired. See Notes 2 and 7 to AllianceBernstein’s condensed consolidated financial statements contained in Item 1 and the Critical Accounting Estimates section in this Item 2 for a discussion of our impairment testing methodology.

To the extent that securities valuations stay depressed for prolonged periods of time and market conditions stagnate or worsen as a result of the global financial crisis, our assets under management, profitability, and unit price may be adversely affected. As a result, subsequent impairment tests may be based upon different assumptions and future cash flow projections which may result in an impairment of goodwill, intangible assets, and the deferred sales commission asset. In the current environment, we anticipate testing goodwill for impairment (typically tested annually) on a more frequent basis.

Net Revenues

The following table summarizes the components of total net revenues:

	Three Months Ended				Nine Months Ended
	9/30/08	9/30/07	$ Change	% Change	9/30/08	9/30/07	$ Change	% Change
	(in millions)
Investment advisory and services fees:
Institutional Investment:
Base fees	$307.6	$367.0	$(59.4)	(16.2)%	$1,009.5	$1,040.4	$(30.9)	(3.0)%
Performance-based fees	—	15.4	(15.4)	(100.0)	10.4	54.7	(44.3)	(81.0)
	307.6	382.4	(74.8)	(19.6)	1,019.9	1,095.1	(75.2)	(6.9)
Retail:
Base fees	192.2	242.4	(50.2)	(20.7)	627.6	699.6	(72.0)	(10.3)
Performance-based fees	—	—	—	—	—	—	—	—
	192.2	242.4	(50.2)	(20.7)	627.6	699.6	(72.0)	(10.3)
Private Client:
Base fees	213.1	243.5	(30.4)	(12.4)	676.0	693.6	(17.6)	(2.5)
Performance-based fees	0.3	2.0	(1.7)	(86.5)	1.6	2.7	(1.1)	(41.3)
	213.4	245.5	(32.1)	(13.0)	677.6	696.3	(18.7)	(2.7)
Total:
Base fees	712.9	852.9	(140.0)	(16.4)	2,313.1	2,433.6	(120.5)	(4.9)
Performance-based fees	0.3	17.4	(17.1)	(98.5)	12.0	57.4	(45.4)	(79.1)
	713.2	870.3	(157.1)	(18.0)	2,325.1	2,491.0	(165.9)	(6.7)

Distribution revenues	96.7	120.3	(23.6)	(19.6)	313.9	351.4	(37.5)	(10.7)
Institutional research services	124.9	103.6	21.3	20.6	353.6	305.4	48.2	15.8
Dividend and interest income	19.0	72.6	(53.6)	(73.9)	71.3	211.0	(139.7)	(66.2)
Investment gains (losses)	(131.9)	10.2	(142.1)	n/m	(187.1)	70.0	(257.1)	n/m
Other revenues	28.2	30.9	(2.7)	(8.5)	89.7	91.2	(1.5)	(1.6)
Total revenues	850.1	1,207.9	(357.8)	(29.6)	2,966.5	3,520.0	(553.5)	(15.7)
Less: Interest expense	9.1	55.1	(46.0)	(83.6)	32.9	164.1	(131.2)	(80.0)
Net revenues	$841.0	$1,152.8	$(311.8)	(27.0)	$2,933.6	$3,355.9	$(422.3)	(12.6)

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

We sometimes charge our clients performance-based fees. In these situations, we charge a base advisory fee and are eligible to earn an additional performance-based fee or incentive allocation that is calculated as either a percentage of absolute investment results or a percentage of investment results in excess of a stated benchmark over a specified period of time. In addition, many performance-based fees include a high-watermark provision, which generally provides that if a client account underperforms relative to its performance target (whether absolute or relative to a specified benchmark), it must gain back such underperformance before we can collect future performance-based fees. Therefore, if we do not exceed our performance target for a particular period, we will not earn a performance-based fee for that period and, for accounts with a high-watermark provision, our ability to earn future performance-based fees will be impaired. We are eligible to earn performance-based fees on approximately 15% of the assets we manage for institutional clients and approximately 6% of the assets we manage for private clients (in total, approximately 10% of our company-wide AUM). If the percentage of our AUM subject to performance-based fees grows, seasonality and volatility of revenue and earnings are likely to become more significant. Approximately 76% of our hedge fund AUM are subject to high-watermarks, and we ended the third quarter of 2008 with hedge funds representing approximately 50% of our hedge fund AUM below high-watermarks by 10% or more. This will make it very difficult for us to earn performance-based fees in most of our hedge funds in 2008.

For the three-month period ended September 30, 2008, our investment advisory and services fees decreased 18.0% from the corresponding period in 2007, primarily due to a decrease of 15.7% in average assets under management. For the nine-month period ended September 30, 2008, our investment advisory and services fees decreased 6.7%, as average assets under management decreased 5.2%.

Institutional investment advisory and services fees for the three-month and nine-month periods ended September 30, 2008 decreased $74.8 million and $75.2 million, respectively, from the corresponding periods ended September 30, 2007. The three-month decrease was primarily due to a 16.2% decline in base fees reflecting a 14.3% decrease in average assets under management compared to the corresponding period in 2007, while the nine-month decrease reflects a $44.3 million, or 81.0%, decline in performance-based fees and a $30.9 million, or 3.0%, decline in base fees driven by a 3.9% decrease in average assets under management.

Retail investment advisory and services fees for the three-month and nine-month periods ended September 30, 2008 decreased by $50.2 million, or 20.7%, and $72.0 million, or 10.3%, respectively, from the corresponding periods in 2007, as average assets under management decreased by 21.5% and 10.2%, respectively.

Private client investment advisory and services fees for the three-month and nine-month periods ended September 30, 2008 decreased by $32.1 million, or 13.0%, and $18.7 million, or 2.7%, respectively, from the corresponding periods in 2007, primarily as a result of decreases of 12.6% and 2.8%, respectively, in average assets under management.

Distribution Revenues

AllianceBernstein Investments and AllianceBernstein (Luxembourg) S.A. (each a wholly-owned subsidiary of AllianceBernstein) act as distributor and/or placing agent of company-sponsored mutual funds and receive distribution services fees from certain of those funds as partial reimbursement of the distribution expenses they incur. Distribution revenues for the three-month and nine-month periods ended September 30, 2008 decreased $23.6 million, or 19.6%, and $37.5 million, or 10.7%, respectively, compared to the corresponding periods in 2007, principally due to lower fees from both our U.S. and non-U.S. funds.

Institutional Research Services

Institutional Research Services revenue consists principally of brokerage transaction charges received for providing equity research and brokerage-related services to institutional investors. Revenues from Institutional Research Services for the three-month and nine-month periods ended September 30, 2008 reflect an increase of $21.3 million, or 20.6%, and $48.2 million, or 15.8%, respectively, from the corresponding periods in 2007. These increases were primarily the result of higher market volumes, which offset declines in capital markets (for our business priced in basis points) and negative mix as clients executed a greater percentage of their trades electronically.

Index

Dividend and Interest Income and Interest Expense

Dividend and interest income consists of investment income, interest earned on U.S. Treasury Bills, and interest earned on collateral given for securities borrowed from brokers and dealers. Interest expense includes interest accrued on cash balances in customers’ brokerage accounts and on collateral received for securities loaned. Dividend and interest, net of interest expense, for the three-month and nine-month periods ended September 30, 2008 decreased $7.6 million and $8.5 million, respectively, from the corresponding periods in 2007. The decrease was due primarily to lower interest earned on our stock borrow and loan activity resulting from the outsourcing of our hedge fund related prime brokerage operations in the fourth quarter of 2007 and lower brokerage interest earned on U.S. Treasury Bill balances in the third quarter of 2008.

Investment Gains (Losses)

Investment gains (losses), consists primarily of realized and unrealized investment gains or losses on trading investments related to deferred compensation plan obligations and investments made in our consolidated venture capital fund, realized gains and losses on the sale of available-for-sale investments, and equity in earnings of investments in limited partnership hedge funds that we sponsor and manage. For the three-month and nine-month periods ended September 30, 2008, investment gains (losses) decreased $142.1 million and $257.1 million, respectively, compared to the corresponding periods in 2007. The decrease was due primarily to mark-to-market losses on investments related to deferred compensation plan obligations of $122.7 million and $193.0 million, respectively, for the three-month and nine-month periods ended September 30, 2008 as compared to mark-to-market gains of $1.5 million and $54.3 million, respectively, in the corresponding periods in 2007. Partially offsetting these losses were net gains of $7.5 million and $27.9 million for the three-month and nine-month periods ended September 30, 2008, respectively, on investments in our consolidated venture capital fund, in which we own a 10% partnership interest.

Other Revenues, Net

Other revenues consist of fees earned for transfer agency services provided to company-sponsored mutual funds, fees earned for administration and recordkeeping services provided to company-sponsored mutual funds and the general accounts of AXA and its subsidiaries, and other miscellaneous revenues. Other revenues for the three-month and nine-month periods ended September 30, 2008 decreased $2.7 million and $1.5 million, respectively, from the corresponding periods in 2007. The decrease was primarily due to lower shareholder servicing fees.

Expenses

The following table summarizes the components of expenses:

	Three Months Ended				Nine Months Ended
	9/30/08	9/30/07	$ Change	% Change	9/30/08	9/30/07	$ Change	% Change
	(in millions)

Employee compensation and benefits	$328.6	$447.0	$(118.4)	(26.5)%	$1,190.5	$1,363.4	$(172.9)	(12.7)%
Promotion and servicing	139.4	171.1	(31.7)	(18.6)	454.4	504.6	(50.2)	(10.0)
General and administrative	114.3	141.9	(27.6)	(19.4)	407.3	420.5	(13.2)	(3.1)
Interest	2.2	6.0	(3.8)	(64.5)	12.0	20.5	(8.5)	(41.7)
Amortization of intangible assets	5.1	5.1	—	—	15.5	15.5	—	—
Total	$589.6	$771.1	$(181.5)	(23.5)	$2,079.7	$2,324.5	$(244.8)	(10.5)

Employee Compensation and Benefits

We had 5,660 full-time employees at September 30, 2008 compared to 5,433 at September 30, 2007. Employee compensation and benefits, which represented approximately 56% and 58% of total expenses in the third quarter of 2008 and 2007, respectively, include base compensation, cash and deferred incentive compensation, commissions, fringe benefits, and other employment costs (including recruitment, training, temporary help and meals).

Base compensation, fringe benefits and other employment costs for the three-month and nine-month periods ended September 30, 2008 increased $10.2 million, or 6.4%, and $54.3 million, or 11.5%, respectively, from the corresponding periods in 2007, primarily as a result of increased headcount, annual merit increases, and higher severance partly offset by lower other employment costs. Incentive compensation for the three-month and nine-month periods ended September 30, 2008 decreased $108.7 million, or 61.9%, and $196.5 million, or 35.1%, respectively, from the corresponding periods in 2007, primarily as a result of lower estimated annual bonus payments, and lower deferred compensation expense resulting from mark-to-market losses on related investments. Commission expense for the three-month and nine-month periods ended September 30, 2008 was lower by $19.9 million, or 18.0%, and by $30.7 million, or 9.2%, respectively, with decreases in Institutional Investment Services, Retail Services, and Private Client Services, partially offset by increases in Institutional Research Services.

Index

Promotion and Servicing

Promotion and servicing expenses, which represented approximately 24% and 22% of total expenses in the third quarter of 2008 and 2007, respectively, include distribution plan payments to financial intermediaries for distribution of company-sponsored mutual funds and amortization of deferred sales commissions paid to financial intermediaries for the sale of back-end load shares of our mutual funds. See Capital Resources and Liquidity in this Item 2 and Note 7 to AllianceBernstein’s condensed consolidated financial statements contained in Item 1 for further discussion of deferred sales commissions. Also included in this expense category are costs related to travel and entertainment, advertising, promotional materials, and investment meetings and seminars for financial intermediaries that distribute our mutual fund products.

Promotion and servicing expenses for the three-month and nine-month periods ended September 30, 2008 decreased $31.7 million, or 18.6%, and $50.2 million, or 10.0%, respectively, from the corresponding periods in 2007, primarily due to lower distribution plan payments (resulting from lower average Retail Services assets under management), lower amortization of deferred sales commissions, and lower travel and entertainment expenses.

General and Administrative

General and administrative expenses, which represented approximately 19% and 18% of total expenses in the third quarter of 2008 and 2007, respectively, are costs related to operations, including technology, professional fees, occupancy, communications, and similar expenses. General and administrative expenses for the three-month and nine-month periods ended September 30, 2008 decreased $27.6 million, or 19.4%, and $13.2 million, or 3.1%, respectively, from the corresponding periods in 2007. The decreases were primarily due to insurance recoveries of approximately $35.3 million recorded in the third quarter of 2008 relating to a class action claims processing error (see Note 7).

Interest on Borrowings

Interest on our borrowings for the three-month and nine-month periods ended September 30, 2008 decreased $3.8 million, or 64.5%, and $8.5 million, or 41.7%, respectively, from the corresponding periods in 2007, primarily as a result of lower interest rates, partly offset by higher average debt balances in the third quarter of 2008.

Non-Operating Income

Non-operating income consists of contingent purchase price payments earned from the disposition in 2005 of our cash management services. Non-operating income for the three-month and nine-month periods ended September 30, 2008 increased $1.6 million, or 46.8%, and $1.7 million, or 14.7%, respectively.

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

Income tax expense for the three-month and nine-month periods ended September 30, 2008 decreased $7.3 million, or 21.2%, and increased $2.0 million, or 2.3%, respectively, from the corresponding periods in 2007. The variances were primarily due to lower pre-tax income, partly offset by a higher effective tax rate reflecting higher income in our foreign corporate subsidiaries (primarily in the U.K. and Japan) where tax rates are generally higher.

Non-Controlling Interest in Earnings of Consolidated Entities

Our non-controlling interests in consolidated entities consist of 90% limited partner interests in our consolidated venture capital fund (of which 10% is owned by AXA and its subsidiaries) and 50% interests in consolidated joint ventures (50% owned by AXA and its subsidiaries). Non-controlling interest in earnings of consolidated entities for the three-month and nine-month periods ended September 30, 2008 increased $7.2 million and $25.6 million, respectively, from the corresponding periods in 2007, primarily as a result of higher unrealized gains on investments in our consolidated venture capital fund.

Index

CAPITAL RESOURCES AND LIQUIDITY

The following table identifies selected items relating to capital resources and liquidity:

	Nine Months Ended September 30,
	2008	2007	% Change
	(in millions)

Partners’ capital, as of September 30	$4,470.8	$4,592.6	(2.7)%
Cash flow from operations	889.1	1,310.6	(32.2)
Proceeds from sales (purchases) of investments, net	10.6	29.0	(63.6)
Capital expenditures	(61.2)	(87.9)	(30.3)
Distributions paid to General Partner and unitholders	(835.1)	(1,017.7)	(17.9)
Purchases of Holding Units to fund deferred compensation plans	(3.2)	(12.5)	(74.4)
Additional investments by Holding with proceeds from exercise of compensatory options to buy Holding Units	13.4	41.4	(67.8)
Repayment of commercial paper, net	(475.4)	(191.6)	148.2
Proceeds from bank loans, net	693.0	—	n/m
Available Cash Flow	711.6	945.4	(24.7)

Cash and cash equivalents of $825.0 million as of September 30, 2008 increased $248.6 million from $576.4 million at December 31, 2007. Cash inflows are primarily provided by operations, proceeds from bank loans, proceeds from sales of investments, and additional investments by Holding using proceeds from exercises of compensatory options to buy Holding Units. Significant cash outflows include cash distributions paid to the General Partner and unitholders, capital expenditures, purchases of investments, repayment of commercial paper, and purchases of Holding Units to fund deferred compensation plans.

Contingent Deferred Sales Charge

See Note 7 to AllianceBernstein’s condensed consolidated financial statements contained in Item 1.

Debt and Credit Facilities

Total credit available, debt outstanding, and weighted average interest rates as of September 30, 2008 and December 31, 2007 were as follows:

	September 30, 2008			December 31, 2007
	Credit Available	Debt Outstanding	Interest Rate	Credit Available	Debt Outstanding	Interest Rate
	(in millions)

Revolving credit facility(1)	$931.0	$158.0	2.3%	$466.1	$—	—%
Commercial paper(1)	69.0	69.0	2.2	533.9	533.9	4.3
Total revolving credit facility(1)	1,000.0	227.0	2.2	1,000.0	533.9	4.3
Revolving credit facility –SCB LLC	950.0	535.0	2.1	—	—	—
Unsecured bank loan(2)	—	—	—	—	—	—
Total	$1,950.0	$762.0	2.1	$1,000.0	$533.9	4.3
__________________
(1)
Our $1.0 billion revolving credit facility supports our commercial paper program; amounts borrowed under the commercial paper program reduce amounts available for other purposes under the revolving credit facility on a dollar-for-dollar basis.

(2)	As of September 30, 2008, SCB LLC maintained five separate uncommitted credit facilities with various banks totaling $800 million.

We have a $1.0 billion five-year revolving credit facility with a group of commercial banks and other lenders which expires in 2011. The revolving credit facility is intended to provide back-up liquidity for our $1.0 billion commercial paper program, although we borrow directly under the facility from time to time. Under the revolving credit facility, the interest rate, at our option, is a floating rate generally based upon a defined prime rate, a rate related to the London Interbank Offered Rate (LIBOR) or the Federal Funds rate. The revolving credit facility contains covenants which, among other things, require us to meet certain financial ratios. We were in compliance with the covenants as of September 30, 2008.

Index

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

Our solid financial foundation and access to public and private debt, at competitive terms, should provide adequate liquidity for our general business needs. Management believes that cash flow from operations and the issuance of debt and AllianceBernstein Units or Holding Units will provide us with the resources necessary to meet our financial obligations.

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

Deferred Sales Commission Asset

Management tests the deferred sales commission asset for recoverability quarterly. Significant assumptions utilized to estimate the company’s future average assets under management and undiscounted future cash flows from back-end load shares include expected future market levels and redemption rates. Market assumptions are selected using a long-term view of expected average market returns based on historical returns of broad market indices. As of September 30, 2008, management used average market return assumptions of 5% for fixed income and 8% for equity to estimate annual market returns. Higher actual average market returns would increase undiscounted future cash flows, while lower actual average market returns would decrease undiscounted future cash flows. Future redemption rate assumptions, determined by reference to actual redemption experience over the five-year, three-year, one-year and current periods ended September 30, 2008, and calculated as a percentage of the company’s average assets under management represented by back-end load shares, ranged from 20% to 24% for U.S. fund shares and 23% to 51% for non-U.S. fund shares. An increase in the actual rate of redemptions would decrease undiscounted future cash flows, while a decrease in the actual rate of redemptions would increase undiscounted future cash flows. These assumptions are reviewed and updated quarterly. Estimates of undiscounted future cash flows and the remaining life of the deferred sales commission asset are made from these assumptions and the aggregate undiscounted future cash flows are compared to the recorded value of the deferred sales commission asset. As of September 30, 2008, management determined that the deferred sales commission asset was not impaired. If management determines in the future that the deferred sales commission asset is not recoverable, an impairment condition would exist and a loss would be measured as the amount by which the recorded amount of the asset exceeds its estimated fair value. Estimated fair value is determined using management’s best estimate of future cash flows discounted to a present value amount. Any impairment could reduce materially the recorded amount of the deferred sales commission asset with a corresponding charge to our earnings.

Goodwill

As a result of the adoption of SFAS No. 142, goodwill is tested at least annually, as of September 30, for impairment. Significant assumptions are required in performing goodwill impairment tests. Such tests include determining whether the estimated fair value of AllianceBernstein, the reporting unit, exceeds its book value. There are several methods of estimating AllianceBernstein’s fair value, which include valuation techniques such as market quotations and discounted expected cash flows. In developing estimated fair value using a discounted cash flow valuation technique, business growth rate assumptions are applied over the estimated life of the goodwill asset and the resulting expected cash flows are discounted to arrive at a present value amount that approximates fair value. These assumptions consider all material events that have impacted, or that we believe could potentially impact, future discounted expected cash flows. The impairment test indicated that goodwill was not impaired as of September 30, 2008. However, future tests may be based upon different assumptions which may or may not result in an impairment of this asset. Any impairment could reduce materially the recorded amount of the goodwill asset with a corresponding charge to our earnings.

Index

Intangible Assets

Acquired intangibles are recognized at fair value and amortized over their estimated useful lives of twenty years. Intangible assets are evaluated for impairment quarterly. A present value technique is applied to management’s best estimate of future cash flows to estimate the fair value of intangible assets. Estimated fair value is then compared to the recorded book value to determine whether an impairment is indicated. The estimates used include attrition factors of customer accounts, asset growth rates, direct expenses and fee rates. In determining these estimates, we choose assumptions based on actual historical trends that may or may not occur in the future. Management believes that intangible assets were not impaired as of September 30, 2008. However, future tests may be based upon different assumptions which may or may not result in an impairment of this asset. Any impairment could reduce materially the recorded amount of intangible assets with a corresponding charge to our earnings.

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

CAUTIONS REGARDING FORWARD-LOOKING STATEMENTS

Certain statements provided by management in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks, uncertainties, and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. The most significant of these factors include, but are not limited to, the following: the performance of financial markets, the investment performance of sponsored investment products and separately managed accounts, general economic conditions, future acquisitions, competitive conditions, and government regulations, including changes in tax regulations and rates and the manner in which the earnings of publicly traded partnerships are taxed. We caution readers to carefully consider such factors. Further, such forward-looking statements speak only as of the date on which such statements are made; we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. For further information regarding these forward-looking statements and the factors that could cause actual results to differ, see “Risk Factors” in Part I, Item 1A of our Form 10-K for the year ended December 31, 2007 and Part II, Item 1A of this Form 10-Q. Any or all of the forward-looking statements that we make in Form 10-K, this Form 10-Q, other documents we file with or furnish to the SEC, and any other public statements we issue, may turn out to be wrong. It is important to remember that other factors besides those listed in “Risk Factors” and those listed below could also adversely affect our revenues, financial condition, results of operations, and business prospects.

The forward-looking statements referred to in the preceding paragraph include statements regarding:

•
Our confidence in our investment and client service professionals to work closely with our clients to guide them through this period of stress and volatility: The actual performance of the capital markets and other factors beyond our control will affect our investment success for clients and asset flows.

•
Our backlog of new institutional mandates not yet funded: Before they are funded, institutional mandates do not represent legally binding commitments to fund and, accordingly, the possibility exists that not all mandates will be funded in the amounts and at the times we currently anticipate.

•
Our hope that we will recover a portion of the $7.8 million remaining in accrued liabilities related to the claims processing error-related charge: Our ability to recover more of this cost depends on the availability of funds from the related class-action settlement funds, the amount of which is not yet known.

Index

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

•
Our solid financial foundation and access to public and private debt providing adequate liquidity for our general business needs: Our solid financial foundation is dependent on our cash flow from operations, which is subject to the performance of the capital markets and other factors beyond our control. Our access to public and private debt, as well as the market for debt or equity we may choose to issue, may be limited by turbulent market conditions and changes in government regulations, including tax rates and interest rates.

•
The possibility that future impairment tests of goodwill, intangible assets, and the deferred sales commission asset may result in impairments:  To the extent that securities valuations stay depressed for prolonged periods of time and market conditions stagnate or worsen as a result of the global financial crisis (factors that are beyond our control), our assets under management, profitability, and unit price may be adversely affected. As a result, subsequent impairment tests may be based upon different assumptions and future cash flow projections which may result in an impairment of goodwill, intangible assets, and the deferred sales commission asset.

OTHER INFORMATION

With respect to the unaudited condensed consolidated interim financial information of AllianceBernstein for the three-month and nine-month periods ended September 30, 2008, included in this quarterly report on Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information.  However, their separate report dated October 31, 2008 appearing herein states that they did not audit and they do not express an opinion on the unaudited condensed consolidated interim financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended (“Securities Act”) for their report on the unaudited condensed consolidated interim financial information because that report is not a “report” or a “part” of registration statements prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Securities Act.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to AllianceBernstein’s market risk for the three-month period ended September 30, 2008.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the third quarter of 2008 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index

Part II

OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 7 to the condensed consolidated financial statements contained in Part I, Item 1.

Item 1A.	Risk Factors

In our Form 10-K for the year ended December 31, 2007, we note in “Risk Factors” in Part I, Item 1A that a shift by our clients towards fixed income products might result in a related decline in revenues and income because we generally earn higher revenues from assets invested in our equity services than in our fixed income services.  The same would be true of a shift towards passive investments from active investments.  The global economic turmoil in recent months has caused some investors to shift their focus away from equities to fixed income, passive, or money market products (some of which we do not offer), and this trend may continue or accelerate.

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

Date: October 31, 2008	ALLIANCEBERNSTEIN L.P.

	By:	/s/ Robert H. Joseph, Jr.
Robert H. Joseph, Jr.
Senior Vice President and Chief Financial Officer