Form 10-Q
period 2009-03-31
ALLIANCEBERNSTEIN L.P.
filed 2009-05-08
CIK 1109448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

The number of units representing assignments of beneficial ownership of limited partnership interests outstanding as of March 31, 2009 was 265,350,019.

ALLIANCEBERNSTEIN L.P.

Index

Part I

FINANCIAL INFORMATION
Item 1. Financial Statements

ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition
(in thousands)

	March 31, 2009	December 31, 2008
	(unaudited)

ASSETS
Cash and cash equivalents	$539,158	$552,577
Cash and securities segregated, at market (cost: $2,221,338 and $2,568,339)	2,222,207	2,572,569
Receivables, net:
Brokers and dealers	126,910	251,644
Brokerage clients	411,277	398,979
Fees, net	314,921	377,167
Investments:
Deferred compensation related	390,161	305,809
Other	239,122	272,034
Furniture, equipment and leasehold improvements, net	376,498	365,804
Goodwill, net	2,893,029	2,893,029
Intangible assets, net	238,315	243,493
Deferred sales commissions, net	101,778	113,541
Other assets	171,578	156,813
Total assets	$8,024,954	$8,503,459

LIABILITIES AND CAPITAL
Liabilities:
Payables:
Brokers and dealers	$86,717	$110,655
Brokerage clients	2,411,728	2,755,104
AllianceBernstein mutual funds	62,577	195,617
Accounts payable and accrued expenses	305,127	310,392
Accrued compensation and benefits	360,572	360,086
Debt	361,925	284,779
Total liabilities	3,588,646	4,016,633

Commitments and contingencies (See Note 7)

Capital:
General Partner	44,671	45,010
Limited partners: 265,350,019 and 263,717,610 units issued and outstanding	4,451,497	4,485,564
Capital contributions receivable from General Partner	(22,621)	(23,168)
Deferred compensation expense	(129,604)	(117,600)
Accumulated other comprehensive income (loss)	(76,859)	(72,147)
Partners’ capital attributable to AllianceBernstein Unitholders	4,267,084	4,317,659
Non-controlling interests in consolidated entities	169,224	169,167
Total capital	4,436,308	4,486,826
Total liabilities and capital	$8,024,954	$8,503,459

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Income
 (in thousands, except per unit amounts)
(unaudited)

	Three Months Ended March 31,
	2009	2008

Revenues:
Investment advisory and services fees	$444,962	$817,231
Distribution revenues	58,076	109,302
Institutional research services	105,642	118,286
Dividend and interest income	7,801	30,992
Investment gains (losses)	(41,237)	(64,230)
Other revenues	24,072	30,780
Total revenues	599,316	1,042,361
Less: Interest expense	1,752	13,339
Net revenues	597,564	1,029,022

Expenses:
Employee compensation and benefits	313,803	433,672
Promotion and servicing:
Distribution plan payments	42,441	79,224
Amortization of deferred sales commissions	14,897	22,019
Other	39,203	57,223
General and administrative	147,287	154,943
Interest on borrowings	964	6,565
Amortization of intangible assets	5,179	5,179
Total expenses	563,774	758,825

Operating income	33,790	270,197

Non-operating income	6,285	4,752

Income before income taxes	40,075	274,949

Income taxes	8,564	30,045

Net income	31,511	244,904

Net loss in consolidated entities attributable to non-controlling interests	5,340	2,539

Net income attributable to AllianceBernstein Unitholders	$36,851	$247,443

Net income per AllianceBernstein Unit:
Basic	$0.14	$0.94
Diluted	$0.14	$0.94

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2009	2008

Cash flows from operating activities:
Net income	$31,511	$244,904
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred sales commissions	14,897	22,019
Amortization of non-cash deferred compensation	16,141	15,825
Depreciation and other amortization	21,089	27,311
Unrealized (gains) losses on deferred compensation related investments	(15,439)	57,877
Other, net	7,574	13,174
Changes in assets and liabilities:
Decrease in segregated cash and securities	350,362	498,250
Decrease in receivables	167,897	289,548
(Increase) in investments	(41,724)	(716,497)
(Increase) in deferred sales commissions	(3,134)	(8,594)
(Increase) decrease in other assets	(18,738)	23,560
(Decrease) in payables	(494,982)	(291,283)
Increase in accounts payable and accrued expenses	10,620	13,043
Increase in accrued compensation and benefits	1,086	8,569
Net cash provided by operating activities	47,160	197,706

Cash flows from investing activities:
Purchases of investments	(2,135)	(3,284)
Proceeds from sales of investments	2,416	7,998
Additions to furniture, equipment and leasehold improvements	(28,685)	(22,406)
Net cash used in investing activities	(28,404)	(17,692)

Cash flows from financing activities:
Issuance of commercial paper, net	10,613	31,725
Proceeds from bank loans, net	66,000	98,000
(Decrease) in overdrafts payable	(13,349)	(20,263)
Cash distributions to General Partner and unitholders	(99,154)	(308,037)
Cash distributions to Joint Venture Partners	—	(257)
Capital contributions from non-controlling interests to fund AB Venture activities	5,505	4,772
Capital contributions from General Partner	897	897
Additional investment by Holding with proceeds from exercise of compensatory options to buy Holding Units	—	4,581
Purchases of Holding Units to fund deferred compensation plans, net of issuances	(597)	(4,855)
Other financing	168	—
Net cash used in financing activities	(29,917)	(193,437)

Effect of exchange rate changes on cash and cash equivalents	(2,258)	5,358

Net (decrease) in cash and cash equivalents	(13,419)	(8,065)
Cash and cash equivalents as of beginning of period	552,577	576,416
Cash and cash equivalents as of end of period	$539,158	$568,351

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2009
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

These statements should be read in conjunction with AllianceBernstein’s audited consolidated financial statements included in AllianceBernstein’s Form 10-K for the year ended December 31, 2008.

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

•
Retail Services – servicing our individual clients, primarily by means of retail mutual funds sponsored by AllianceBernstein or an affiliated company, sub-advisory relationships with mutual funds sponsored by third parties, separately managed account programs sponsored by financial intermediaries worldwide and other investment vehicles.

•
Private Client Services – servicing our private clients, including high-net-worth individuals, trusts and estates, charitable foundations, partnerships, private and family corporations, and other entities, by means of separately managed accounts, hedge funds, mutual funds and other investment vehicles.

•	Institutional Research Services – servicing our institutional clients seeking independent research, portfolio strategy and brokerage-related services.

We also provide distribution, shareholder servicing and administrative services to the mutual funds we sponsor.

We provide a broad range of services with expertise in:

•	Value equities, generally targeting stocks that are out of favor and that may trade at bargain prices;

•	Growth equities, generally targeting stocks with under-appreciated growth potential;

•	Fixed income securities, including both taxable and tax-exempt securities;

•	Blend strategies, combining style-pure investment components with systematic rebalancing;

•	Passive management, including both index and enhanced index strategies;

•	Alternative investments, such as hedge funds, currency management strategies and venture capital; and

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

Index

As of March 31, 2009, AXA, a société anonyme organized under the laws of France and the holding company for an international group of insurance and related financial services companies, AXA Financial, Inc. (an indirect wholly-owned subsidiary of AXA, “AXA Financial”), AXA Equitable Life Insurance Company (a wholly-owned subsidiary of AXA Financial, “AXA Equitable”), and certain subsidiaries of AXA Financial and AXA, collectively referred to as “AXA and its subsidiaries”, owned approximately 1.6% of the issued and outstanding units representing assignments of beneficial ownership of limited partnership interests in Holding (“Holding Units”).

As of March 31, 2009, the ownership structure of AllianceBernstein, expressed as a percentage of general and limited partnership interests, was as follows:

AXA and its subsidiaries	63.7%
Holding	34.3
Unaffiliated holders	2.0
100.0%

AllianceBernstein Corporation (an indirect wholly-owned subsidiary of AXA, “General Partner”) is the general partner of both Holding and AllianceBernstein. AllianceBernstein Corporation owns 100,000 general partnership units in Holding and a 1% general partnership interest in AllianceBernstein. Including both the general partnership and limited partnership interests in Holding and AllianceBernstein, AXA and its subsidiaries had an approximate 64.3% economic interest in AllianceBernstein as of March 31, 2009.

On January 6, 2009, AXA America Holdings, Inc., a wholly-owned subsidiary of AXA, purchased the remaining 8,160,000 AllianceBernstein Units held by SCB Partners, Inc. (a wholly-owned subsidiary of SCB Inc., formerly known as Sanford C. Bernstein Inc.).

2.	Summary of Significant Accounting Policies

Basis of Presentation

The interim condensed consolidated financial statements of AllianceBernstein included herein have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the interim results, have been made. The preparation of the condensed consolidated financial statements requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the interim reporting periods. Actual results could differ from those estimates. The December 31, 2008 condensed consolidated statement of financial condition was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Principles of Consolidation

The condensed consolidated financial statements include AllianceBernstein and its majority-owned and/or controlled subsidiaries. All significant inter-company transactions and balances among the consolidated entities have been eliminated.

Reclassifications

Effective January 1, 2009, we adopted Statement of Financial Accounting Standards No. 160 (“SFAS No. 160”), “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51”. The objective of SFAS No. 160 is to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary.  The disclosure provisions for SFAS No. 160 require retrospective application for all periods presented. As a result, certain prior period amounts have been reclassified to conform to the current year presentation. These include: (i) net loss in consolidated entities attributable to non-controlling interests, previously included within general and administrative expenses, currently shown separately in the condensed consolidated statements of income, (ii) non-controlling interests in consolidated entities previously included in liabilities, currently shown as a component of total capital in the condensed consolidated statements of financial condition, and (iii) change in non-controlling interests in consolidated entities previously included within cash provided by operating activities, currently included in net cash used in financing activities in the condensed consolidated statements of cash flows.

In addition, we also reclassified unrealized losses (gains) on deferred compensation related investments previously included within other, net, currently shown separately in the condensed consolidated statements of cash flows.

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

On April 22, 2009, the General Partner declared a distribution of $37.5 million, or $0.14 per AllianceBernstein Unit, representing a distribution of Available Cash Flow for the three months ended March 31, 2009. The General Partner, as a result of its 1% general partnership interest, is entitled to receive 1% of each distribution. The distribution is payable on May 14, 2009 to holders of record on May 4, 2009.

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

Investments

Investments include United States Treasury Bills, unconsolidated mutual funds and limited partnership hedge funds we sponsor and manage, and investments held by a consolidated venture capital fund of which we are the general partner and in which we hold a 10% partnership interest.

Investments in United States Treasury Bills, mutual funds, and other equity and fixed income securities are classified as either trading or available-for-sale securities, in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Trading investments are stated at fair value, based on quoted market prices, with unrealized gains and losses reported in net income. Available-for-sale investments are stated at fair value, based on quoted market prices, with unrealized gains and losses reported as a separate component of accumulated other comprehensive income in partners’ capital. Realized gains and losses on the sale of investments are included in income in the current period. Average cost is used to determine the realized gain or loss on investments sold.

We use the equity method of accounting for investments in limited partnership hedge funds in accordance with EITF D-46, “Accounting for Limited Partnership Investments”. The equity in earnings of our limited partnership hedge fund investments is included in investments gains and losses on the condensed consolidated statements of income.

The investments held by our consolidated venture capital fund are primarily privately held and are initially valued at cost. These investments are adjusted to fair value when changes in the underlying fair values are readily ascertainable, reflecting the occurrence of “significant developments” (i.e., business, economic, or market events that may affect a company in which an investment has been made). Adjustments to fair value are recorded as unrealized gains and losses in investment gains and losses on the condensed consolidated statements of income. There is one private equity investment which represents an approximate 12% ownership of a company that we own directly, outside of our consolidated venture capital fund.  This investment is accounted for using the cost method.

Investments stated at fair value are measured in accordance with Statement of Financial Accounting Standards No. 157 (“SFAS No. 157”), “Fair Value Measurements” (see Note 6).

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

In accordance with Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets”, we test our single reporting unit annually, as of September 30, for impairment. The carrying value of goodwill is also reviewed if facts and circumstances, such as significant declines in assets under management, revenues, earnings or our Holding Unit price, occur, suggesting possible impairment. As of September 30, 2008, the impairment test indicated that goodwill was not impaired. Due to the significant declines in our assets under management and operating results in the first quarter of 2009, and the drop in our market capitalization to below book value at various times during the quarter, we reviewed goodwill for impairment as of March 31, 2009.  Some of the data we reviewed included ten-day and ninety-day Holding Unit price trading ranges (with and without control premiums), comparable company multiples analysis (with control premiums), precedent transaction analysis and discounted cash flow analysis.  We determined that (i) no triggering events occurred during the first quarter of 2009 that would indicate it is more likely than not that goodwill is impaired, and (ii) goodwill is not impaired as of March 31, 2009.

To the extent that securities valuations remain depressed for prolonged periods of time and market conditions stagnate or worsen, our assets under management, revenues, profitability and unit price would likely be adversely affected. As a result, subsequent impairment tests may be based upon different assumptions and future cash flow projections, which may result in an impairment of this asset. Any impairment could reduce materially the recorded amount of goodwill with a corresponding charge to our earnings.

Intangible Assets, Net

Intangible assets consist primarily of costs assigned to acquired investment management contracts of SCB Inc., less accumulated amortization. Intangible assets are recognized at fair value and are amortized on a straight-line basis over their estimated useful life of approximately 20 years. The gross carrying amount and accumulated amortization of intangible assets subject to amortization totaled $414.3 million and $176.0 million, respectively, as of March 31, 2009 and $414.3 million and $155.3 million, respectively, as of March 31, 2008. Amortization expense was $5.2 million for each of the three months ended March 31, 2009 and 2008, and estimated annual amortization expense for each of the next five years is approximately $20.7 million.

Management tests intangible assets for impairment quarterly. A present value technique is applied to expected cash flows to estimate the fair value of intangible assets. Estimated fair value is then compared to the recorded book value to determine whether impairment is indicated. The key assumptions used in the estimates include attrition factors of customer accounts, asset growth rates, direct expenses and fee rates included in management’s current business plan and our weighted average cost of capital of 13.4% for the discount rate. In determining these estimates, we choose assumptions based on actual historical trends that may or may not occur in the future. Management has determined that intangible assets were not impaired as of March 31, 2009.

If securities valuations remain depressed for prolonged periods of time and market conditions stagnate or worsen, our assets under management and revenues from these investment management contracts would likely be adversely affected. As a result, certain triggering events, including impairment of our goodwill, may occur requiring more frequent testing for impairment of intangibles. Such tests may be based upon different assumptions, which could result in an impairment of this asset. Any impairment could reduce materially the recorded amount of intangible assets with a corresponding charge to our earnings.

Deferred Sales Commissions, Net

We pay commissions to financial intermediaries in connection with the sale of shares of open-end company-sponsored mutual funds sold without a front-end sales charge (“back-end load shares”). These commissions are capitalized as deferred sales commissions and amortized over periods not exceeding five and one-half years for U.S. fund shares and four years for non-U.S. fund shares, the periods of time during which deferred sales commissions are generally recovered. We recover these commissions from distribution services fees received from those funds and from contingent deferred sales commissions (“CDSC”) received from shareholders of those funds upon the redemption of their shares. CDSC cash recoveries are recorded as reductions of unamortized deferred sales commissions when received. Effective January 31, 2009, back-end load shares are no longer offered by our U.S. funds. Management tests the deferred sales commission asset for recoverability quarterly and determined that the balance as of March 31, 2009 was not impaired.

Index

Loss Contingencies

With respect to all significant litigation matters, we consider the likelihood of a negative outcome.  If we determine the likelihood of a negative outcome is probable, and the amount of the loss can be reasonably estimated, we record an estimated loss for the expected outcome of the litigation as required by Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies”, and Financial Accounting Standards Board (“FASB”) Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss – an interpretation of FASB Statement No. 5”. If the likelihood of a negative outcome is reasonably possible and we are able to determine an estimate of the possible loss or range of loss, we disclose that fact together with the estimate of the possible loss or range of loss. However, it may be difficult to predict the outcome or estimate a possible loss or range of loss because litigation is subject to inherent uncertainties, particularly when plaintiffs allege substantial or indeterminate damages, or when the litigation is highly complex or broad in scope. In such cases, we disclose that we are unable to predict the outcome or estimate a possible loss or range of loss.

Revenue Recognition

Investment advisory and services fees, generally calculated as a percentage of assets under management (“AUM”), are recorded as revenue as the related services are performed. Certain investment advisory contracts, including those associated with hedge funds, provide for a performance-based fee, in addition to or in lieu of a base fee, which is calculated as either a percentage of absolute investment results or a percentage of investment results in excess of a stated benchmark over a specified period of time. Performance-based fees are recorded as a component of revenue at the end of each contract’s measurement period.

We calculate AUM using established fair valuation methodologies, including market based valuation methods and fair valuation methods. Market based valuation methods include: last sale/settle prices from an exchange for actively traded listed equities, options and futures; evaluated bid prices from standard pricing vendors for fixed income, asset-backed or mortgage-backed issues; mid prices from standard pricing vendors and brokers for credit default swaps; and quoted bids or spreads from pricing vendors and brokers for other derivative products. Fair valuation methods include discounted cash flow models, evaluation of assets vs. liabilities or any other methodology that is validated and approved by our Valuation Committee (“Committee”). Fair valuation methods are used only where AUM cannot be valued using market based valuation methods, such as in the case of private equity or illiquid securities. Fair valued investments typically make up less than 1% of our total AUM. Recent market volatility has not had a significant effect on our ability to acquire market data and, accordingly, our ability to use market based valuation methods.

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

Deferred Compensation Plans

We maintain several unfunded, non-qualified deferred compensation plans under which annual awards to employees are generally made in the fourth quarter. Participants allocate their awards: (i) among notional investments in Holding Units, certain of the investment services we provide to our clients, and a money market fund, or (ii) in options to acquire Holding Units. We typically purchase the investments that are notionally elected by the participants and hold such investments in a consolidated rabbi trust or custodial account. Awards generally vest over four years but can vest as soon as immediately depending on the terms of the individual award, the age of the participant, or as was the case of our former Chairman and CEO, the terms of his employment agreement. Upon vesting, awards are distributed to participants unless they have made a voluntary long-term election to defer receipt. Quarterly cash distributions on unvested Holding Units for which a long-term deferral election has not been made are paid currently to participants. Quarterly cash distributions on notional investments in Holding Units and income credited on notional investments in our investment services or the money market fund for which a long-term deferral election has been made are reinvested and distributed as elected by participants.

Compensation expense for awards under the plans, including changes in participant account balances resulting from gains and losses on notional investments (other than in Holding Units and options to acquire Holding Units), is recognized on a straight-line basis over the applicable vesting periods. Mark-to-market gains or losses on investments (other than in Holding Units and options to acquire Holding Units) are recognized currently as investment gains (losses) in the consolidated statements of income. In addition, our equity in the earnings of investments in limited partnership hedge funds is recognized currently as investment gains (losses) in the condensed consolidated statements of income.

Index

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

As of March 31, 2009, we have significant variable interests in certain structured products and hedge funds with approximately $47.9 million in client assets under management. However, these variable interest entities do not require consolidation because management has determined that we are not the primary beneficiary of the expected losses or expected residual returns of these entities. Our maximum exposure to loss in these entities is limited to our investments of $0.1 million in these entities.

3.	Cash and Securities Segregated Under Federal Regulations and Other Requirements

As of March 31, 2009, $2.2 billion of United States Treasury Bills were segregated in a special reserve bank custody account for the exclusive benefit of brokerage customers of SCB LLC under Rule 15c3-3 of the Securities Exchange Act of 1934, as amended (“Exchange Act”).

AllianceBernstein Investments, Inc. (“AllianceBernstein Investments”), a wholly-owned subsidiary of AllianceBernstein and the distributor of company-sponsored mutual funds, maintains several special bank accounts for the exclusive benefit of customers.  As of March 31, 2009, $27.8 million of cash was segregated in these bank accounts.

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

	Three Months Ended March 31,
	2009	2008
	(in thousands, except per unit amounts)

Net income attributable to AllianceBernstein Unitholders	$36,851	$247,443

Weighted average units outstanding - basic	264,932	260,627
Dilutive effect of compensatory options to buy Holding Units	—	316
Weighted average units outstanding - diluted	264,932	260,943

Basic net income per AllianceBernstein Unit	$0.14	$0.94
Diluted net income per AllianceBernstein Unit	$0.14	$0.94

As of March 31, 2009 and 2008, we excluded, respectively, 12,822,155 and 3,667,552 out-of-the-money options (i.e., options with an exercise price greater than the weighted average closing price of a unit for the relevant period) from the diluted net income per unit computation due to their anti-dilutive effect.

Index

5.	Investments

Investments consist of:

	March 31, 2009	December 31, 2008
	(in thousands)

Available-for-sale	$7,407	$7,566
Trading:
Deferred compensation related	326,524	238,136
United States Treasury Bills	22,692	52,694
Other	34,460	31,717
Investments in limited partnership hedge funds:
Deferred compensation related	63,637	67,673
Other	1,799	2,191
Private equity investments	171,396	176,823
Other investments	1,368	1,043
Total investments	$629,283	$577,843

Total investments related to deferred compensation obligations of $390.2 million and $305.8 million as of March 31, 2009 and December 31, 2008, respectively, consist of company-sponsored mutual funds and limited partnership hedge funds. We typically purchase the investments that are notionally elected by deferred compensation plan participants and maintain them in a consolidated rabbi trust or custodial account. The rabbi trust and separate custodial account enable us to transfer investments and hold such investments separate from other general corporate assets for the purpose of paying future participant obligations. The investments held in the rabbi trust and custodial account remain available to the general creditors of AllianceBernstein. For awards made in December 2008 and thereafter, we will continue to deposit into the rabbi trust Holding Units in which participants notionally invested a portion of their awards. The portion of their awards notionally invested in mutual fund shares or the money market fund, which was previously deposited into the rabbi trust, will be deposited into the custodial account.

The underlying investments of the hedge funds in which we invest include long and short positions in equity securities, fixed income securities (including various agency and non-agency asset-based securities), currencies, commodities and derivatives (including various swaps and forward contracts). Such investments are valued at quoted market prices or, where quoted market prices are not available, are fair valued based on the pricing policies and procedures of the underlying funds.

We purchase United States Treasury Bills for transfer into a special reserve bank custody account for the exclusive benefit of brokerage customers of SCB LLC when required by Rule 15c3-3 of the Exchange Act (see Note 3).

6.	Fair Value

In accordance with SFAS No. 157, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date. The three broad levels of fair value hierarchy established by SFAS No. 157 are as follows:

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

Index

Assets Measured at Fair Value on a Recurring Basis

The following table summarizes the valuation of our financial instruments by SFAS No. 157 pricing observability levels as of March 31, 2009:

	Level 1	Level 2	Level 3	Total
	(in thousands)

Cash equivalents	$185,950	$—	$—	$185,950
Securities segregated	—	2,194,399	—	2,194,399
Receivables from brokers and dealers	(485)	91	—	(394)
Investments – available-for-sale	7,407	—	—	7,407
Investments – trading
Mutual fund investments	325,254	—	—	325,254
Equity and fixed income securities	28,504	6,726	500	35,730
U.S. Treasury bills	—	22,692	—	22,692
Investments – private equity	4,042	—	157,355	161,397
Total assets measured at fair value	$550,672	$2,223,908	$157,855	$2,932,435

Payables to brokers and dealers	$383	$—	$—	$383
Total liabilities measured at fair value	$383	$—	$—	$383

The following table summarizes the valuation of our financial instruments by SFAS No. 157 pricing observability levels as of December 31, 2008:

	Level 1	Level 2	Level 3	Total
	(in thousands)

Cash equivalents	$184,404	$—	$—	$184,404
Securities segregated	—	2,524,698	—	2,524,698
Receivables from brokers and dealers	(46)	680	—	634
Investments – available-for-sale	7,566	—	—	7,566
Investments – trading
Mutual fund investments	237,529	—	—	237,529
Equity and fixed income securities	25,027	6,874	423	32,324
U.S. Treasury bills	—	52,694	—	52,694
Investments – private equity	4,694	—	162,129	166,823
Total assets measured at fair value	$459,174	$2,584,946	$162,552	$3,206,672

Payables to brokers and dealers	$167	$—	$—	$167
Total liabilities measured at fair value	$167	$—	$—	$167

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

•
Investments – available-for-sale and trading: Our available-for-sale investments consist principally of company-sponsored mutual funds with exchange listed net asset values, and our trading investments mainly comprise company-sponsored mutual funds with exchange listed net asset values, United States Treasury Bills, and various separately managed portfolios consisting primarily of equity securities with quoted prices in active markets. As such, these investments are included in Level 1 or Level 2 of the valuation hierarchy. Trading investments also include a separately managed portfolio of fixed income securities that are included in Level 2 or Level 3 of the valuation hierarchy.

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

The following table summarizes the change in carrying value associated with Level 3 financial instruments carried at fair value during the first quarter of 2009 and 2008:

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Balance as of beginning of period	$162,552	$125,020

Transfer (out) in, net	(20)	—
Purchases (sales), net	604	7,027
Realized (losses) gains, net	(22)	—
Unrealized (losses) gains, net	(5,259)	205
Balance as of end of period	$157,855	$132,252

Realized and unrealized gains and losses on Level 3 financial instruments are recorded in investment gains and losses on the condensed consolidated statements of income.

Assets Measured at Fair Value on a Nonrecurring Basis

In accordance with FASB Staff Position No. 157-2 (“FSP No. 157-2”), we adopted SFAS No. 157 for nonfinancial assets and nonfinancial liabilities on January 1, 2009. There were no impairments recognized for goodwill, intangible assets or other long-lived assets for the three months ended March 31, 2009.

7.	Commitments and Contingencies

Deferred Sales Commission Asset

Payments of sales commissions made by AllianceBernstein Investments to financial intermediaries in connection with the sale of back-end load shares under our mutual fund distribution system (the “System”) are capitalized as deferred sales commissions (“deferred sales commission asset”) and amortized over periods not exceeding five and one-half years for U.S. fund shares and four years for non-U.S. fund shares, the periods of time during which the deferred sales commission asset is expected to be recovered. CDSC cash recoveries are recorded as reductions of unamortized deferred sales commissions when received. The amount recorded for the net deferred sales commission asset was $101.8 million as of March 31, 2009. Payments of sales commissions made by AllianceBernstein Investments to financial intermediaries in connection with the sale of back-end load shares under the System, net of CDSC received of $3.4 million and $6.5 million, totaled approximately $3.1 million and $8.6 million during the three months ended March 31, 2009 and 2008, respectively.  Effective January 31, 2009, back-end load shares are no longer offered to new investors in U.S. funds.

Index

Management tests the deferred sales commission asset for impairment quarterly by comparing undiscounted future cash flows to the recorded value, net of accumulated amortization. Significant assumptions utilized to estimate the company’s future average assets under management and undiscounted future cash flows from back-end load shares are updated quarterly and include expected future market levels and redemption rates. Market assumptions are selected using a long-term view of expected average market returns based on historical returns of broad market indices. As of March 31, 2009, management used average market return assumptions of 5% for fixed income securities and 8% for equities to estimate annual market returns. Higher actual average market returns would increase undiscounted future cash flows, while lower actual average market returns would decrease undiscounted future cash flows. Future redemption rate assumptions range from 23% to 25% for U.S. fund shares and 21% to 42% for non-U.S. fund shares. These assumptions are determined by reference to actual redemption experience over the five-year, three-year, one-year and current periods ended March 31, 2009, calculated as a percentage of our average assets under management represented by back-end load shares. An increase in the actual rate of redemptions would decrease undiscounted future cash flows, while a decrease in the actual rate of redemptions would increase undiscounted future cash flows. These assumptions are reviewed and updated quarterly. Estimates of undiscounted future cash flows and the remaining life of the deferred sales commission asset are made from these assumptions and the aggregate undiscounted future cash flows are compared to the recorded value of the deferred sales commission asset. As of March 31, 2009, management determined that the deferred sales commission asset was not impaired. However, if higher redemption rates continue in 2009, this asset may become impaired. If management determines in the future that the deferred sales commission asset is not recoverable, an impairment condition would exist and a loss would be measured as the amount by which the recorded amount of the asset exceeds its estimated fair value. Estimated fair value is determined using management’s best estimate of future cash flows discounted to a present value amount.

During the three months ended March 31, 2009, U.S. equity markets declined by approximately 11.0% as measured by the change in the Standard & Poor’s 500 Stock Index and U.S. fixed income markets increased by approximately 0.1% as measured by the change in the Barclays Aggregate Bond Index. The redemption rate for domestic back-end load shares was 24.8% during the three months ended March 31, 2009. Changes in non-U.S. capital markets for the three months ended March 31, 2009 have ranged from a 0.9% increase to a 13.9% decrease as measured by the MSCI World, Emerging Market and EAFE Indices. The redemption rate for non-U.S. back-end load shares was 21.5% during the three months ended March 31, 2009. Declines in financial markets or higher redemption levels, or both, as compared to the assumptions used to estimate undiscounted future cash flows, as described above, could result in the impairment of the deferred sales commission asset. Due to the volatility of the capital markets and changes in redemption rates, management is unable to predict whether or when a future impairment of the deferred sales commission asset might occur. Any impairment would reduce materially the recorded amount of the deferred sales commission asset with a corresponding charge to earnings.

Legal Proceedings

On October 2, 2003, a purported class action complaint entitled Hindo, et al. v. AllianceBernstein Growth & Income Fund, et al. (“Hindo Complaint”) was filed against, among others, AllianceBernstein, Holding and the General Partner. The Hindo Complaint alleges that certain defendants failed to disclose that they improperly allowed certain hedge funds and other unidentified parties to engage in “late trading” and “market timing” of certain of our U.S. mutual fund securities, violating various securities laws.

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

We maintain several defined contribution plans for foreign employees in the United Kingdom, Australia, New Zealand, Japan and other foreign entities. Employer contributions are generally consistent with regulatory requirements and tax limits. Defined contribution expense for foreign entities was $2.0 million and $3.1 million during the three months ended March 31, 2009 and 2008, respectively.

We maintain a qualified, noncontributory, defined benefit retirement plan (“Retirement Plan”) covering current and former employees who were employed by AllianceBernstein in the United States prior to October 2, 2000. Benefits are based on years of credited service, average final base salary (as defined), and primary Social Security benefits. As of December 31, 2008, the Retirement Plan was changed to provide that the participants will not accrue any additional benefits (i.e., service and compensation after December 31, 2008 will not be taken into account in determining participants’ retirement benefits). Our policy is to satisfy our funding obligation for each year in an amount not less than the minimum required by ERISA and not greater than the maximum amount we can deduct for federal income tax purposes.

In April 2009, we contributed $12.0 million to the Retirement Plan and currently intend to contribute an additional $1.5 million to the Retirement Plan later this year. Contribution estimates, which are subject to change, are based on regulatory requirements, future market conditions and assumptions used for actuarial computations of the Retirement Plan’s obligations and assets. Management, at the present time, is unable to determine the amount, if any, of additional future contributions that may be required.

Net expense under the Retirement Plan consisted of:

	Three Months Ended March 31,
	2009	2008
	(in thousands)

Service cost	$—	$792
Interest cost on projected benefit obligations	1,098	1,241
Expected return on plan assets	(769)	(1,148)
Amortization of prior service credit	—	(109)
Recognized actuarial loss	109	—
Amortization of transition asset	(36)	(36)
Net pension charge	$402	$740

9.	Units Outstanding

The following table summarizes the activity in units during the first three months of 2009:

Outstanding as of December 31, 2008	263,717,610
Options to buy Holding Units exercised	—
Holding Units issued	1,587,114
Holding Units awarded	46,163
Holding Units forfeited	(868)
Outstanding as of March 31, 2009	265,350,019

Holding Units issued pertain to Holding Units we issued to fund deferred compensation plan elections by participants. Holding Units awarded and Holding Units forfeited pertain to restricted Holding Unit awards to independent members of the Board of Directors and Century Club Plan Holding Unit awards to AllianceBernstein employees whose primary responsibilities are to assist in the distribution of company-sponsored mutual funds and who meet certain sales targets.

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

Our income tax provision for the first quarter of 2009 includes a $3.4 million entry relating to an under-accrual of foreign taxes in the fourth quarter of 2008.  This adjusting entry was not material to the income tax provision or income tax liability in our condensed consolidated financial statements or to the results of operations and financial condition in any prior reporting period.

Index

11.	Debt

Total credit available, debt outstanding and weighted average interest rates as of March 31, 2009 and December 31, 2008 were as follows:

	March 31, 2009			December 31, 2008
	Credit Available	Debt Outstanding	Interest Rate	Credit Available	Debt Outstanding	Interest Rate
	(in millions)
Revolving credit facility(1)	$704.1	$—	—%	$715.2	$—	—%
Commercial paper (1)(2)	295.9	295.9	0.7	284.8	284.8	1.8
Total revolving credit facility(1)	1,000.0	295.9	0.7	1,000.0	284.8	1.8
Revolving credit facility –SCB LLC	950.0	50.0	0.3	950.0	—	—
Uncommitted bank loan(3)	—	16.0	1.0	—	—	—
Total	$1,950.0	$361.9	0.6	$1,950.0	$284.8	1.8
________________
(1)
Our $1.0 billion revolving credit facility supports our commercial paper program; amounts borrowed under the commercial paper program reduce amounts available for direct borrowing under the revolving credit facility on a dollar-for-dollar basis.

(2)	Commercial paper outstanding is short-term in nature, and as such, book value approximates fair value.
(3)
As of March 31, 2009, SCB LLC maintained four separate uncommitted credit facilities with various banks totaling $525 million, a decrease from five facilities totaling $775 million as of December 31, 2008 as a result of general credit tightening.

We have a $1.0 billion five-year revolving credit facility with a group of commercial banks and other lenders which expires in 2011. The revolving credit facility is intended to provide back-up liquidity for our $1.0 billion commercial paper program, although we borrow directly under the facility from time to time. Our interest rate, at our option, is a floating rate generally based upon a defined prime rate, a rate related to the London Interbank Offered Rate (“LIBOR”) or the Federal Funds rate. The revolving credit facility contains covenants which, among other things, require us to meet certain financial ratios. We were in compliance with the covenants as of March 31, 2009.

SCB LLC has a $950 million three-year revolving credit facility with a group of commercial banks to fund its obligations resulting from engaging in certain securities trading and custody activities for private clients. Under the revolving credit facility, the interest rate, at the option of SCB LLC, is a floating rate generally based upon a defined prime rate, a rate related to LIBOR or the Federal Funds rate.

AllianceBernstein and AXA executed guarantees in regard to the $950 million SCB LLC facility. In the event SCB LLC is unable to meet its obligations, AllianceBernstein or AXA will pay the obligations when due or on demand. AllianceBernstein will reimburse AXA to the extent AXA must pay on its guarantee. This agreement is continuous and remains in effect until the later of payment in full of any such obligation under the credit facility has been made or the maturity date.

12.	Comprehensive Income

Comprehensive income consisted of:

	Three Months Ended March 31,
	2009	2008
	(in thousands)

Net income attributable to AllianceBernstein Unitholders	$36,851	$247,443
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investments	538	(3,006)
Foreign currency translation adjustment	(5,323)	10,626
Changes in retirement plan related items	73	(166)
Comprehensive income	32,139	254,897
Comprehensive (loss) in consolidated entities attributable to non-controlling interests	(5,448)	(2,642)
Comprehensive income attributable to AllianceBernstein Unitholders	$26,691	$252,255

Index

13.	Changes in Capital

Changes in capital consisted of:

	Partners’ Capital Attributable to AllianceBernstein Unitholders	Non-Controlling Interests In Consolidated Entities	Total Capital
	(in thousands)

Balance as of December 31, 2008	$4,317,659	$169,167	$4,486,826
Comprehensive income (loss):
Net income (loss)	36,851	(5,340)	31,511
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investments	538	(156)	382
Foreign currency translation adjustment	(5,323)	48	(5,275)
Changes in retirement plan related items	73	—	73
Comprehensive income (loss)	32,139	(5,448)	26,691

Cash distributions	(99,154)	—	(99,154)
Capital contributions	897	5,505	6,402
Compensation-related transactions	15,543	—	15,543
Balance as of March 31, 2009	$4,267,084	$169,224	$4,436,308

14.	Accounting Pronouncements

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

In April 2009, the FASB issued Staff Position No. 157-4 (“FSP No. 157-4”), which relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. FSP No. 157-4 reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. The provisions of FSP No. 157-4 are effective for interim and annual periods ending after June 15, 2009. FSP No. 157-4 is not expected to have a material impact on our consolidated financial statements.

In April 2009, the FASB issued Staff Position No. 107-1 (“FSP No. 107-1”) and APB Opinion No. 28-1 (“APB No. 28-1”), which relate to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value. Prior to FSP No. 107-1, fair values for these assets and liabilities were only disclosed once a year. FSP No. 107-1 and APB No. 28-1 require these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. The provisions of FSP No. 107-1 and APB No. 28-1 are effective for interim and annual periods ending after June 15, 2009. FSP No. 107-1 and APB No. 28-1 are not expected to have a material impact on our consolidated financial statements.

In April 2009, the FASB issued Staff Positions No. 115-2 (“FSP No. 115-2”) and No. 124-2 (“FSP No. 124-2”), which relate to other-than-temporary impairments and is intended to bring greater consistency to the timing of impairment recognition, and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. The provisions of FSP No. 115-2 and FSP No. 124-2 are effective for interim and annual periods ending after June 15, 2009. FSP No. 115-2 and FSP No. 124-2 are not expected to have a material impact on our consolidated financial statements.

Index

Report of Independent Registered Public Accounting Firm

To the General Partner and Unitholders
AllianceBernstein L.P.

We have reviewed the accompanying condensed consolidated statement of financial condition of AllianceBernstein L.P. ("AllianceBernstein") as of March 31, 2009, the related condensed consolidated statements of income for the three-month periods ended March 31, 2009 and 2008, and the condensed consolidated statements of cash flows for the three-month periods ended March 31, 2009 and 2008.  These interim financial statements are the responsibility of the management of AllianceBernstein Corporation, the General Partner.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition as of December 31, 2008, and the related consolidated statements of income, of changes in partners' capital and comprehensive income, and of cash flows for the year then ended (not presented herein), and in our report dated February 20, 2009, we expressed an unqualified opinion on those consolidated financial statements.  As discussed in Note 2 to the accompanying condensed consolidated financial statements, AllianceBernstein changed its method of accounting for non-controlling interests in consolidated entities.  The accompanying condensed consolidated statement of financial condition as of December 31, 2008 reflects this change.

/s/ PricewaterhouseCoopers LLP
New York, New York
May 8, 2009

Index

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Returns during the first quarter of 2009 were negative across most global equity markets, while fixed income returns were generally neutral. Although still negative on an absolute basis, the majority of our investment services, especially growth equity and fixed income, provided solid relative performance for our clients when compared to benchmarks, as investors began to increase their appetite for risk, albeit modestly. While economic and market conditions remain extremely challenging, we were encouraged that our fundamental bottoms-up stock selection resulted in positive relative performance for most of our clients during the first quarter. Furthermore, we believe our research is identifying resilient companies even in a weak economy.

In the first quarter of 2009, our total client assets under management (“AUM”) fell $51.3 billion, or 11.1%, driven by market depreciation of $31.1 billion and net outflows of $20.2 billion. Net outflows for the quarter slowed somewhat from $23.2 billion during the fourth quarter of 2008, as lower Retail net outflows were partially offset by slightly higher Institutional Investments net outflows. Furthermore, our AUM mix continues to shift more towards fixed income AUM, which currently comprises 42.1% of our total AUM versus 27.6% just one year ago. On the other hand, equity AUM as a percentage of our total AUM has declined from 69.6% to 52.0% over the past year. This shift affects our overall fee realization rate as Fixed Income Services generally have lower fees than Equity Services.

Institutional Investment Services AUM declined $33.6 billion, or 11.5%, to $257.8 billion during the quarter with market depreciation of $20.4 billion and net outflows of $13.4 billion. Sales of new mandates remained tepid, although we did see a slight increase in March.  Clients continue to terminate mandates, primarily due to poor absolute and relative performance. Our pipeline of won but unfunded mandates fell to $4 billion from $8 billion at the end of 2008.

Retail Services AUM declined $10.7 billion, or 10.6%, driven mostly by market depreciation of $7.2 billion.  Net outflows slowed to $3.5 billion versus $9.0 billion in the fourth quarter of 2008. We attribute this improvement to both higher sales, primarily in Asia with higher value-added fixed income funds, and lower redemptions.

Private Client Services AUM declined $7.0 billion, or 10.0%, to $62.0 billion. Net outflows slowed somewhat and included approximately $900 million in hedge fund redemptions, while sales of new accounts were flat versus the fourth quarter of 2008. Market depreciation during the first quarter of $3.5 billion represented 5% of the quarter’s beginning AUM – a reflection of the effectiveness of our asset allocation services. Although we continue to meet with new client prospects regularly, we may see little movement of assets into actively managed accounts during these uncertain times. Financial advisor headcount fell 5% sequentially to 285 as a result of our reduction in force as well as attrition, but we are hiring a new class of advisors scheduled to commence training in June of this year.

Institutional Research Services revenues were down 10.7% to $105.6 million versus the first quarter of 2008, primarily the result of lower trading activity by hedge fund clients. However, we believe we continue to gain share and saw strength among our long-only clients as well as in our low-touch, electronic trading platform, which grew compared to the prior year quarter. We believe that we are well positioned to capture market share in the current environment and will therefore continue to invest in strategic upgrades and extensions of our products and capabilities. For example, during the first quarter, we had six new sector analysts initiate coverage.

We continue to pursue opportunities to serve as an advisor to the various U.S. government-sponsored financial assistance programs. In fact, the U.S. Department of Treasury recently announced its selection of AllianceBernstein as one of its advisors under the Emergency Economic Stabilization Act.  We look forward to the opportunity to serve the Treasury and assist it in ensuring that U.S. taxpayers’ assets are managed in a prudent and transparent manner.

With AUM down over 44% since the first quarter of 2008, revenues are down $431.4 million, or 41.9%, quarter-over-quarter, to $597.6 million driven primarily by advisory fees that fell 45.6%, or $372.2 million, and asset-based distribution revenue that fell 46.9%, or $51.2 million.  During the first quarter of 2009, we recorded losses of $28 million on investments related to employee deferred compensation, a decrease of $30 million versus the first quarter of 2008 due to lower 2009 investment balances.  Operating expenses declined $195.0 million, or 25.7%, compared to the first quarter of 2008.  The decline resulted from lower employee compensation and benefits expense that fell by $119.9 million, or 27.6%, due primarily to lower incentive compensation and commissions, and lower promotion and servicing expenses that fell by $61.9 million, or 39.1%, due primarily to lower asset-based distribution plan payments as well as lower travel, printing and mailing costs.

March provided some indication that capital markets may have begun to stabilize, but it is far from clear they have reached an inflection point. Market volatility will likely remain high for sometime. When a sustained market recovery occurs, the potential for outsized investment returns that has been building should begin to be realized. We remain focused on delivering comparative investment performance for our clients while recognizing our responsibilities to our unitholders and employees alike. We believe our lower expense base can support substantial future growth of our clients’ AUM, thus providing strong positive operating and financial leverage.

Index

Expense Reduction

Over the past fifteen months, our AUM decreased by $389.7 billion, or 48.7%, from $800.4 billion at December 31, 2007. This decrease, and the resulting decrease of fee revenues, has led us to undertake significant operating expense and capital expenditure reduction initiatives.

We reduced our headcount by 236 during the first quarter of 2009 to 4,761 and have identified 75 additional staff members we expect will depart during the second quarter. This, as well as the reduction in force that occurred during the fourth quarter of 2008, represents a reduction of nearly 1,000 staff members, or a 17% decline, compared to our peak during the third quarter of 2008. The severance costs for this headcount reduction were $42.7 million in the fourth quarter of 2008 and $22.4 million in the first quarter of 2009. By taking these severance measures, we reduced our fixed compensation costs (salaries and fringe benefits) by nearly $100 million on an annualized basis. These reductions have also decreased the demand for cash and deferred incentive compensation and, to a lesser extent, reduced other variable costs, such as market data services and communications. In taking the measures to reduce our headcount, we have worked hard to retain our intellectual capital, in particular our analysts, portfolio managers, chief investment officers, directors of research and traders. We have also taken into consideration the importance of retaining staff required to ensure adequate sales and marketing, client service, compliance and other key infrastructure activities.

We have eliminated or deferred nearly $150 million of planned capital expenditures since the beginning of 2008. Spending on variable operating expenses, including print, mail, travel and entertainment, recruitment, seminars, communications, temporary help, and technology consulting, has been reduced. We have also taken important measures to reduce our space footprint in Asia and Europe. However, other costs, especially occupancy and technology, are more difficult to reduce since they are required to support our global platform.

Index

Assets Under Management

Assets under management by distribution channel were as follows:

	As of March 31,
	2009	2008	$ Change	% Change
	(in billions)

Institutional Investments	$257.8	$471.3	$(213.5)	(45.3)%
Retail	90.9	162.7	(71.8)	(44.2)
Private Client	62.0	101.3	(39.3)	(38.7)
Total	$410.7	$735.3	$(324.6)	(44.1)

Assets under management by investment service were as follows:

	As of March 31,
	2009	2008	$ Change	% Change
	(in billions)

Equity
Value:
U.S.	$37.4	$94.0	$(56.6)	(60.2)%
Global & international	100.1	247.8	(147.7)	(59.6)
	137.5	341.8	(204.3)	(59.8)
Growth:
U.S.	29.8	61.0	(31.2)	(51.2)
Global & international	46.2	109.0	(62.8)	(57.6)
	76.0	170.0	(94.0)	(55.3)
Total Equity	213.5	511.8	(298.3)	(58.3)
Fixed Income:
U.S.	105.2	113.6	(8.4)	(7.4)
Global & international	67.6	89.0	(21.4)	(24.1)
	172.8	202.6	(29.8)	(14.7)
Other(1):
U.S.	17.7	14.9	2.8	19.3
Global & international	6.7	6.0	0.7	10.7
	24.4	20.9	3.5	16.8
Total:
U.S.	190.1	283.5	(93.4)	(32.9)
Global & international	220.6	451.8	(231.2)	(51.2)
Total	$410.7	$735.3	$(324.6)	(44.1)

 (1)Includes index, structured and asset allocation services.

Index

Changes in assets under management for the three-month period ended March 31, 2009 were as follows:

	Distribution Channel				Investment Service
	Institutional Investments	Retail	Private Client	Total	Value Equity	Growth Equity	Fixed Income	Other(1)	Total
	(in billions)

Balance as of December 31, 2008	$291.4	$101.6	$69.0	$462.0	$172.4	$88.3	$177.1	$24.2	$462.0
Long-term flows:
Sales/new accounts	5.3	4.8	1.7	11.8	1.8	2.2	5.4	2.4	11.8
Redemptions/terminations	(15.4)	(8.1)	(3.0)	(26.5)	(13.3)	(6.7)	(6.2)	(0.3)	(26.5)
Cash flow/unreinvested dividends	(3.3)	(0.2)	(2.0)	(5.5)	(2.2)	(2.1)	(1.8)	0.6	(5.5)
Net long-term inflows (outflows)	(13.4)	(3.5)	(3.3)	(20.2)	(13.7)	(6.6)	(2.6)	2.7	(20.2)
Transfers	0.2	—	(0.2)	—	—	—	—	—	—
Market depreciation	(20.4)	(7.2)	(3.5)	(31.1)	(21.2)	(5.7)	(1.7)	(2.5)	(31.1)
Net change	(33.6)	(10.7)	(7.0)	(51.3)	(34.9)	(12.3)	(4.3)	0.2	(51.3)
Balance as of March 31, 2009	$257.8	$90.9	$62.0	$410.7	$137.5	$76.0	$172.8	$24.4	$410.7

(1)	Includes index, structured and asset allocation services.

Changes in assets under management for the twelve-month period ended March 31, 2009 were as follows:

	Distribution Channel				Investment Service
	Institutional Investments	Retail	Private Client	Total	Value Equity	Growth Equity	Fixed Income	Other(1)	Total
	(in billions)

Balance as of March 31, 2008	$471.3	$162.7	$101.3	$735.3	$341.8	$170.0	$202.6	$20.9	$735.3
Long-term flows:
Sales/new accounts	31.7	20.3	9.4	61.4	22.4	13.1	20.1	5.8	61.4
Redemptions/terminations	(46.7)	(37.5)	(9.5)	(93.7)	(46.7)	(24.7)	(21.8)	(0.5)	(93.7)
Cash flow/unreinvested dividends	(15.4)	(6.9)	(8.3)	(30.6)	(16.7)	(12.0)	(10.3)	8.4	(30.6)
Net long-term inflows (outflows)	(30.4)	(24.1)	(8.4)	(62.9)	(41.0)	(23.6)	(12.0)	13.7	(62.9)
Transfers	(10.4)	10.6	(0.2)	—	—	—	—	—	—
Market depreciation	(172.7)	(58.3)	(30.7)	(261.7)	(163.3)	(70.4)	(17.8)	(10.2)	(261.7)
Net change	(213.5)	(71.8)	(39.3)	(324.6)	(204.3)	(94.0)	(29.8)	3.5	(324.6)
Balance as of March 31, 2009	$257.8	$90.9	$62.0	$410.7	$137.5	$76.0	$172.8	$24.4	$410.7

(1)	Includes index, structured and asset allocation services.

Average assets under management by distribution channel and investment service were as follows:

	Three Months Ended March 31,
	2009	2008	$ Change	% Change
	(in billions)

Distribution Channel:
Institutional Investments	$266.9	$484.2	$(217.3)	(44.9)%
Retail	92.8	170.4	(77.6)	(45.6)
Private Client	64.2	103.8	(39.6)	(38.1)
Total	$423.9	$758.4	$(334.5)	(44.1)

Investment Service:
Value Equity	$148.2	$356.3	$(208.1)	(58.4)
Growth Equity	79.4	179.7	(100.3)	(55.8)
Fixed Income	173.8	200.8	(27.0)	(13.5)
Other(1)	22.5	21.6	0.9	4.4
Total	$423.9	$758.4	$(334.5)	(44.1)

(1)	Includes index, structured and asset allocation services.

Index

Consolidated Results of Operations

	Three Months Ended March 31,
	2009	2008	$ Change	% Change
	(in millions, except per unit amounts)

Net revenues	$597.6	$1,029.0	$(431.4)	(41.9)%
Expenses	563.8	758.8	(195.0)	(25.7)
Operating income	33.8	270.2	(236.4)	(87.5)
Non-operating income	6.3	4.8	1.5	32.3
Income before income taxes	40.1	275.0	(234.9)	(85.4)
Income taxes	8.6	30.1	(21.5)	(71.5)
Net income	31.5	244.9	(213.4)	(87.1)
Net loss in consolidated entities attributable to non-controlling interests	5.4	2.5	2.9	110.3

Net income attributable to AllianceBernstein Unitholders	$36.9	$247.4	$(210.5)	(85.1)

Diluted net income per AllianceBernstein Unit	$0.14	$0.94	$(0.80)	(85.1)

Distributions per AllianceBernstein Unit	$0.14	$0.94	$(0.80)	(85.1)

Operating margin(1)	6.5%	26.5%

(1)	Operating income plus net loss attributable to non-controlling interests as a percentage of net revenues.

Net income attributable to AllianceBernstein Unitholders for the three months ended March 31, 2009 decreased $210.5 million, or 85.1%, from the three months ended March 31, 2008. This decrease was primarily due to lower investment advisory and services fees resulting from lower assets under management, partially offset by lower employee compensation and benefits expenses and lower promotion and servicing expenses.

Index

Net Revenues

The following table summarizes the components of net revenues:

	Three Months Ended March 31,
	2009	2008	$ Change	% Change
	(in millions)

Investment advisory and services fees:
Institutional Investments:
Base fees	$184.5	$353.1	$(168.6)	(47.7)%
Performance-based fees	11.5	6.6	4.9	74.5
	196.0	359.7	(163.7)	(45.5)
Retail:
Base fees	110.9	220.3	(109.4)	(49.7)
Performance-based fees	—	—	—	—
	110.9	220.3	(109.4)	(49.7)
Private Client:
Base fees	137.3	236.1	(98.8)	(41.9)
Performance-based fees	0.8	1.1	(0.3)	(31.5)
	138.1	237.2	(99.1)	(41.8)

Total:
Base fees	432.7	809.5	(376.8)	(46.6)
Performance-based fees	12.3	7.7	4.6	58.9
	445.0	817.2	(372.2)	(45.6)

Distribution revenues	58.1	109.3	(51.2)	(46.9)
Institutional research services	105.6	118.3	(12.7)	(10.7)
Dividend and interest income	7.8	31.0	(23.2)	(74.8)
Investment gains (losses)	(41.2)	(64.2)	23.0	(35.8)
Other revenues	24.1	30.8	(6.7)	(21.8)
Total revenues	599.4	1,042.4	(443.0)	(42.5)
Less: interest expense	1.8	13.4	(11.6)	(86.9)
Net revenues	$597.6	$1,029.0	$(431.4)	(41.9)

Investment Advisory and Services Fees

Investment advisory and services fees are the largest component of our revenues. These fees are generally calculated as a percentage of the value of assets under management as of a specified date, or as a percentage of the value of average assets under management for the applicable billing period, and vary with the type of investment service, the size of account, and the total amount of assets we manage for a particular client. Accordingly, fee income generally increases or decreases as average assets under management increase or decrease and is therefore affected by market appreciation or depreciation, the addition of new client accounts or client contributions of additional assets to existing accounts, withdrawals of assets from and termination of client accounts, purchases and redemptions of mutual fund shares, and shifts of assets between accounts or products with different fee structures.

We calculate AUM using established fair valuation methodologies, including market based valuation methods and fair valuation methods. Market based valuation methods include:  last sale/settle prices from an exchange for actively traded listed equities, options and futures; evaluated bid prices from standard pricing vendors for fixed income, asset-backed or mortgage-backed issues; mid prices from standard pricing vendors and brokers for credit default swaps; and quoted bids or spreads from pricing vendors and brokers for other derivative products.  Fair valuation methods include discounted cash flow models, evaluation of assets versus liabilities or any other methodology that is validated and approved by our Valuation Committee (“Committee”). Fair valuation methods are used only where AUM cannot be valued using market based valuation methods, such as in the case of private equity or illiquid securities. Fair valued investments typically make up less than 1% of our total AUM.  Recent market volatility has not had a significant effect on our ability to acquire market data and, accordingly, our ability to use market based valuation methods.

Index

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

We sometimes charge our clients performance-based fees. In these situations, we charge a base advisory fee and are eligible to earn an additional performance-based fee or incentive allocation that is calculated as either a percentage of absolute investment results or a percentage of investment results in excess of a stated benchmark over a specified period of time. If the percentage of our AUM subject to performance-based fees grows, seasonality and volatility of revenue and earnings are likely to become more significant. Some performance-based fees include a high-watermark provision, which generally provides that if a client account underperforms relative to its performance target (whether absolute or relative to a specified benchmark), it must gain back such underperformance before we can collect future performance-based fees. Therefore, if we fail to meet our performance target for a particular period, we will not earn a performance-based fee for that period and, for accounts with a high-watermark provision, our ability to earn future performance-based fees will be impaired. As of March 31, 2009, we are eligible to earn performance-based fees on approximately 10%, or $39.1 billion, of our AUM.  Approximately $6.2 billion of this AUM is subject to high-watermark provisions with $3.8 billion held in hedge funds and $2.4 billion in long-only institutional separately managed accounts. The potential impact on our investment advisory fee revenues from hedge fund performance-based fees is significantly greater than that of separately managed accounts because hedge fund performance-based fees are generally based on absolute investment returns (i.e., we are eligible to earn performance-based fees if the fund’s return is positive for the applicable performance measurement period), while separately managed account performance-based fees are generally based on investment returns above a specified benchmark (i.e., we are eligible to earn performance-based fees if the account’s return exceeds the return of a pre-determined benchmark, such as the S&P 500 Index, for the applicable performance measurement period). As of March 31, 2009, approximately 50% of our AUM subject to high-watermarks are below the high-watermarks by 10% or more. This will make it very difficult for us to earn performance-based fees in 2009.

For the three months ended March 31, 2009, our investment advisory and services fees decreased 45.6% from the first quarter of 2008, primarily due to a decrease of 44.1% in average assets under management and the impact of a change in product mix toward Fixed Income Services, which generally have lower fees than Equity Services. Performance-based fees aggregated $12.3 million for the three months ended March 31, 2009 from the All Asset Deep Value Fund as compared to $7.7 million for the three months ended March 31, 2008 earned from long-only accounts.

Our institutional investment advisory and services fees for the three months ended March 31, 2009 decreased $163.7 million, or 45.5%, from the three months ended March 31, 2008, primarily as a result of a decrease in average assets under management of 44.9% and the impact of the change in product mix.

Retail investment advisory and services fees for the three months ended March 31, 2009 decreased by $109.4 million, or 49.7%, from the three months ended March 31, 2008, due to a 45.6% decline in average assets under management and lower fee realization rates resulting from product mix changes.

Private client investment advisory and services fees for the three months ended March 31, 2009 decreased by $99.1 million, or 41.8%, from the three months ended March 31, 2008, primarily as a result of lower base fees reflecting a 35.9% decrease in billable assets under management and the impact of the product mix change.

Distribution Revenues

AllianceBernstein Investments and AllianceBernstein (Luxembourg) S.A. (each a wholly-owned subsidiary of AllianceBernstein) act as distributor and/or placing agent of company-sponsored mutual funds and receive distribution services fees from certain of those funds as partial reimbursement of the distribution expenses they incur.

Distribution revenues for the three months ended March 31, 2009 decreased $51.2 million, or 46.9%, compared to the three months ended March 31, 2008, principally due to lower average mutual fund assets under management. The decline in revenues and assets under management was split approximately evenly between U.S. and non-U.S. services.

Institutional Research Services

Institutional Research Services revenue consists principally of brokerage transaction charges received for providing equity research and brokerage-related services to institutional investors.

Revenues from Institutional Research Services for the three months ended March 31, 2009 were $105.6 million, representing a decrease of $12.7 million, or 10.7% from the three months ended March 31, 2008. This decrease primarily resulted from lower trading activity by hedge fund clients.

Index

Dividend and Interest Income and Interest Expense

Dividend and interest income consists primarily of investment income and interest earned on U.S. Treasury Bills. Interest expense principally reflects interest accrued on cash balances in customers’ brokerage accounts.

Dividend and interest, net of interest expense, for the three months ended March 31, 2009 decreased $11.6 million from the three months ended March 31, 2008. The decrease was due primarily to lower interest earned on Treasury Bill balances and lower interest earned on investments reflecting sharply lower interests rates.

Investment Gains (Losses)

Investment gains (losses), consists primarily of realized and unrealized investment gains or losses on trading investments related to deferred compensation plan obligations and investments made in our consolidated venture capital fund, realized gains or losses on the sale of our available-for-sale investments, and equity in earnings of investments in limited partnership hedge funds that we sponsor and manage.

Investment (losses) decreased $23.0 million for the three months ended March 31, 2009 compared to the first quarter of 2008. The decrease was due primarily to lower realized and unrealized losses on investments related to deferred compensation plan obligations, partially offset by realized and unrealized losses on Treasury Bill investments in the current year quarter.

Other Revenues, Net

Other revenues consist of fees earned for transfer agency services provided to company-sponsored mutual funds, fees earned for administration and recordkeeping services provided to company-sponsored mutual funds and the general accounts of AXA and its subsidiaries, and other miscellaneous revenues.

Other revenues for the three months ended March 31, 2009 decreased $6.7 million from the three months ended March 31, 2008 due to lower shareholder servicing fees as a result of lower Retail Services assets under management.

Expenses

The following table summarizes the components of expenses:

	Three Months Ended March 31,
	2009	2008	$ Change	% Change
	(in millions)

Employee compensation and benefits	$313.8	$433.7	$(119.9)	(27.6)
Promotion and servicing	96.5	158.4	(61.9)	(39.1)
General and administrative	147.3	154.9	(7.6)	(4.9)
Interest	1.0	6.6	(5.6)	(85.3)
Amortization of intangible assets	5.2	5.2	—	—
Total	$563.8	$758.8	$(195.0)	(25.7)

Employee Compensation and Benefits

We had 4,761 full-time employees at March 31, 2009 compared to 5,585 at March 31, 2008. Employee compensation and benefits, which represented approximately 56% and 57% of total expenses in the first quarter of 2009 and 2008, respectively, includes salaries (including severance), cash and deferred incentive compensation, commissions, fringe benefits and other employment costs (including recruitment, training, temporary help and meals).

Base compensation, fringe benefits and other employment costs for the three months ended March 31, 2009 decreased $19.3 million, or 10.7%, from the three months ended March 31, 2008, primarily as a result of lower salaries, lower fringe benefits reflecting lower compensation levels, and lower recruitment costs, partially offset by higher severance costs due to our workforce reduction. Incentive compensation decreased $60.3 million, or 41.3%, due to lower headcount, lower estimated year-end cash bonus payments and lower deferred compensation expense. Commission expense was lower by $40.3 million, or 37.3%, reflecting lower sales volume across all distribution channels.

Promotion and Servicing

Promotion and servicing expenses, which represented approximately 17% of total expenses in the first quarter of 2009 and 21% of total expenses during the corresponding period in 2008, includes distribution plan payments to financial intermediaries for distribution of company-sponsored mutual funds and amortization of deferred sales commissions paid to financial intermediaries for the sale of back-end load shares of our company-sponsored mutual funds. See “Capital Resources and Liquidity” in this Item 2 and Note 7 to AllianceBernstein’s condensed consolidated financial statements contained in Item 1 for further discussion of deferred sales commissions. Also included in this expense category are costs related to travel and entertainment, advertising, promotional materials, and investment meetings and seminars for financial intermediaries that distribute our mutual fund products.

Index

Promotion and servicing expenses for the three months ended March 31, 2009 decreased $61.9 million, or 39.1%, from the three months ended March 31, 2008, primarily due to lower distribution plan payments (resulting from lower average Retail Services assets under management), amortization of deferred sales commissions, travel and entertainment expense, and other distribution expenses.

General and Administrative

General and administrative expenses, which represented approximately 26% and 20% of total expenses in the first quarter of 2009 and 2008, respectively, are costs related to operations, including technology, professional fees, occupancy, communications and similar expenses. General and administrative expenses for the three months ended March 31, 2009 decreased $7.6 million, or 4.9%, from the three months ended March 31, 2008. The decrease was primarily due to lower legal expenses (due to costs incurred in the prior year quarter related to certain employee-related arbitrations), partially offset by foreign exchange losses in the current quarter.

Interest on Borrowings

Interest on our borrowings for the three months ended March 31, 2009 decreased $5.6 million, or 85.3%, from the three months ended March 31, 2008, as a result of significantly lower interest rates and lower short-term borrowing levels.

Non-Operating Income

Non-operating income consists of contingent purchase price payments earned from the disposition in 2005 of our cash management services. Non-operating income for the three months ended March 31, 2009 increased $1.5 million, or 32.3%.

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

Income tax expense for the three months ended March 31, 2009 decreased $21.5 million, or 71.5%, from the three months ended March 31, 2008, primarily as a result of lower earnings, partially offset by a first quarter 2009 entry for an under-accrual of foreign taxes in the fourth quarter of 2008. See Note 10 to AllianceBernstein's condensed consolidated financial statements contained in Item 1.

Net Loss in Consolidated Entities Attributable to Non-Controlling Interests

Our non-controlling interests in consolidated entities consist of 90% limited partner interests in our consolidated venture capital fund (of which 10% is owned by AXA and its subsidiaries and 80% is owned by an unaffiliated client) and 50% interests in consolidated joint ventures in Australia and New Zealand (of which 50% is owned by AXA and its subsidiaries).

Net loss attributable to non-controlling interests in earnings of consolidated entities for the three months ended March 31, 2009 increased $2.9 million, primarily as a result of lower joint venture earnings and unrealized losses on investments in our consolidated venture capital fund.

Impairment Analysis

As of March 31, 2009, management determined that goodwill, intangible assets and the deferred sales commission assets were not impaired. See “Critical Accounting Estimates” in this Item 2 for a discussion of our impairment testing methodology.

To the extent that securities valuations remain depressed for prolonged periods of time and market conditions stagnate or worsen, our assets under management, revenues, profitability and unit price may be adversely affected. As a result, subsequent impairment tests may be based upon different assumptions and future cash flow projections which may result in an impairment of goodwill, intangible assets and the deferred sales commission asset. In the current environment, we anticipate reviewing these assets for impairment more frequently.

Index

CAPITAL RESOURCES AND LIQUIDITY

The following table identifies selected items relating to capital resources and liquidity:

	Three Months Ended March 31,
	2009	2008	% Change
	(in millions)

Total capital, as of March 31	$4,436.3	$4,654.1	(4.7)%
Cash flow from operations	47.2	197.7	(76.1)
Proceeds from sales (purchases) of investments, net	0.3	4.7	(94.0)
Capital expenditures	(28.7)	(22.4)	28.0
Distributions paid to General Partner and unitholders	(99.2)	(308.0)	(67.8)
Purchases of Holding Units to fund deferred compensation plans, net	(0.6)	(4.9)	(87.7)
Additional investments by Holding with proceeds from exercise of compensatory options to buy Holding Units	—	4.6	(100.0)
Issuance of commercial paper, net	10.6	31.7	(66.5)
Proceeds from bank loans, net	66.0	98.0	(32.7)
Available Cash Flow	37.5	247.6	(84.8)

Cash and cash equivalents of $539.2 million as of March 31, 2009 decreased $13.4 million from $552.6 million at December 31, 2008. Cash inflows are primarily provided by operations, issuance of commercial paper, proceeds from sales of investments, capital contributions from non-controlling interests to fund AB Venture activities, and additional investments by Holding relating to equity-based transactions. Significant cash outflows include cash distributions paid to the General Partner and unitholders, capital expenditures, purchases of investments and purchases of Holding Units to fund deferred compensation plans.

Contingent Deferred Sales Charge

See Note 7 to AllianceBernstein’s condensed consolidated financial statements contained in Item 1.

Debt and Credit Facilities

Total credit available, debt outstanding and weighted average interest rates as of March 31, 2009 and December 31, 2008 were as follows:

	March 31, 2009			December 31, 2008
	Credit Available	Debt Outstanding	Interest Rate	Credit Available	Debt Outstanding	Interest Rate
	(in millions)
Revolving credit facility(1)	$704.1	$—	—%	$715.2	$—	—%
Commercial paper(1) (2)	295.9	295.9	0.7	284.8	284.8	1.8
Total revolving credit facility(1)	1,000.0	295.9	0.7	1,000.0	284.8	1.8
Revolving credit facility –SCB LLC	950.0	50.0	0.3	950.0	—	—
Uncommitted bank loan(3)	—	16.0	1.0	—	—	—
Total	$1,950.0	$361.9	0.6	$1,950.0	$284.8	1.8

(1)
Our $1.0 billion revolving credit facility supports our commercial paper program; amounts borrowed under the commercial paper program reduce amounts available for direct borrowing under the revolving credit facility on a dollar-for-dollar basis.

(2)	Commercial paper outstanding is short-term in nature, and as such, book value approximates fair value.
(3)
As of March 31, 2009, SCB LLC maintained four separate uncommitted credit facilities with various banks totaling $525 million, a decrease from five facilities totaling $775 million as of December 31, 2008 as a result of general credit tightening.

We have a $1.0 billion five-year revolving credit facility with a group of commercial banks and other lenders which expires in 2011. The revolving credit facility is intended to provide back-up liquidity for our $1.0 billion commercial paper program, although we borrow directly under the facility from time to time. Our interest rate, at our option, is a floating rate generally based upon a defined prime rate, a rate related to the London Interbank Offered Rate (“LIBOR”) or the Federal Funds rate. The revolving credit facility contains covenants which, among other things, require us to meet certain financial ratios. We were in compliance with the covenants as of March 31, 2009.

Index

SCB LLC has a $950 million three-year revolving credit facility with a group of commercial banks to fund its obligations resulting from engaging in certain securities trading and custody activities for private clients. Under the revolving credit facility, the interest rate, at the option of SCB LLC, is a floating rate generally based upon a defined prime rate, a rate related to LIBOR or the Federal Funds rate.

Our solid financial foundation and access to public and private debt, at competitive terms, should provide adequate liquidity for our general business needs. Management believes that cash flow from operations and the issuance of debt and AllianceBernstein Units or Holding Units will provide us with the resources necessary to meet our financial obligations. See Cautions Regarding Forward-Looking Statements.

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

Deferred Sales Commission Asset

Management tests the deferred sales commission asset for impairment quarterly by comparing undiscounted future cash flows to the recorded value, net of accumulated amortization. Significant assumptions utilized to estimate the company’s future average assets under management and undiscounted future cash flows from back-end load shares are updated quarterly  and include expected future market levels and redemption rates. Market assumptions are selected using a long-term view of expected average market returns based on historical returns of broad market indices. As of March 31, 2009, management used average market return assumptions of 5% for fixed income securities and 8% for equities to estimate annual market returns. Higher actual average market returns would increase undiscounted future cash flows, while lower actual average market returns would decrease undiscounted future cash flows. Future redemption rate assumptions, determined by reference to actual redemption experience over the five-year, three-year, one-year and current periods ended March 31, 2009, and calculated as a percentage of the company’s average assets under management represented by back-end load shares, ranged from 23% to 25% for U.S. fund shares and 21% to 42% for non-U.S. fund shares. Effective January 31, 2009, back-end load shares are no longer offered by our U.S. funds. An increase in the actual rate of redemptions would decrease undiscounted future cash flows, while a decrease in the actual rate of redemptions would increase undiscounted future cash flows. Estimates of undiscounted future cash flows and the remaining life of the deferred sales commission asset are made from these assumptions and the aggregate undiscounted future cash flows are compared to the recorded value of the deferred sales commission asset. As of March 31, 2009, management determined that the deferred sales commission asset was not impaired. However, if higher redemption rates continue in 2009, this asset may become impaired. If management determines in the future that the deferred sales commission asset is not recoverable, an impairment condition would exist and a loss would be measured as the amount by which the recorded amount of the asset exceeds its estimated fair value. Estimated fair value is determined using management’s best estimate of future cash flows discounted to a present value amount. Any impairment could reduce materially the recorded amount of the deferred sales commission asset with a corresponding charge to our earnings.

Goodwill

In accordance with SFAS No. 142, we test our single reporting unit annually, as of September 30, for impairment. The carrying value of goodwill is also reviewed if facts and circumstances, such as significant declines in assets under management, revenues, earnings or our Holding Unit price, occur, suggesting possible impairment. As of September 30, 2008 the impairment test indicated that goodwill was not impaired.  Due to the significant declines in our assets under management and operating results in the first quarter of 2009, and the drop in our market capitalization to below book value at various times during the quarter, we reviewed goodwill for impairment as of March 31, 2009.  Some of the data we reviewed included ten-day and ninety-day Holding Unit price trading ranges (with and without control premiums), comparable company multiples analysis (with control premiums), precedent transaction analysis and discounted cash flow analysis.  We determined that (i) no triggering events occurred during the first quarter of 2009 that would indicate it is more likely than not that goodwill is impaired, and (ii) goodwill is not impaired as of March 31, 2009.

Index

The impairment analysis is a two-step process.  The first step involves determining whether the estimated fair value of AllianceBernstein, the reporting unit, exceeds its book value. If the fair value of the company exceeds its book value, goodwill is not impaired.  However, if the book value exceeds the fair value of the company, goodwill may be impaired and additional analysis is required.  The second step compares the fair value of the company to the aggregated fair values of its individual assets and liabilities to calculate the amount of impairment, if any.

In the first step of the process, there are several methods of estimating AllianceBernstein’s fair value, which include valuation techniques such as discounted expected cash flows and market valuation (private partnership units outstanding multiplied by Holding Unit price). Developing estimated fair value using a discounted cash flow valuation technique consists of applying business growth rate assumptions over the estimated life of the goodwill asset and then discounting the resulting expected cash flows to arrive at a present value amount that approximates fair value. In our tests, our discounted expected cash flow model uses management’s current business plan, which factored in current market conditions and all material events that have impacted, or that we believed at the time could potentially impact, future discounted expected cash flows for the first four years and a compounded annual growth rate thereafter.

To the extent that securities valuations remain depressed for prolonged periods of time and market conditions stagnate or worsen, our assets under management, revenues, profitability and unit price would likely be adversely affected.  As a result, subsequent impairment tests may be based upon different assumptions and future cash flow projections, which may result in an impairment of this asset. Any impairment could reduce materially the recorded amount of goodwill with a corresponding charge to our earnings.

Intangible Assets

Management tests intangible assets for impairment quarterly. A present value technique is applied to expected cash flows to estimate the fair value of intangible assets. Estimated fair value is then compared to the recorded book value to determine whether an impairment is indicated. The key assumptions used in the estimates include attrition factors of customer accounts, asset growth rates, direct expenses and fee rates included in management’s current business plan and our weighted average cost of capital of 13.4% for the discount rate. In determining these estimates, we choose assumptions based on actual historical trends that may or may not occur in the future. Management has determined that intangible assets were not impaired as of March 31, 2009.

If securities valuations remain depressed for prolonged periods of time and market conditions stagnate or worsen, our assets under management and revenues from these investment management contracts would likely be adversely affected. As a result, certain triggering events, including impairment of our goodwill, may occur requiring more frequent testing for impairment of intangibles. Such tests may be based upon different assumptions, which could result in an impairment of this asset. Any impairment could reduce materially the recorded amount of intangible assets with a corresponding charge to our earnings.

Retirement Plan

We maintain a qualified, noncontributory, defined benefit retirement plan covering current and former employees who were employed by the company in the United States prior to October 2, 2000. The amounts recognized in the consolidated financial statements related to the retirement plan are determined from actuarial valuations. Inherent in these valuations are assumptions including expected return on plan assets, discount rates at which liabilities could be settled, rates of annual salary increases and mortality rates. The assumptions are reviewed annually and may be updated to reflect the current environment. A summary of the key economic assumptions are described in Note 14 to AllianceBernstein’s consolidated financial statements in our Form 10-K for the year ended December 31, 2008. In accordance with U.S. generally accepted accounting principles, actual results that differ from those assumed are accumulated and amortized over future periods and, therefore, affect expense recognized and liabilities recorded in future periods.

As of December 31, 2008, the Retirement Plan was changed to provide that the participants will not accrue any additional benefits (i.e., service and compensation after December 31, 2008 will not be taken into account in determining participants’ retirement benefits).

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

Index

ACCOUNTING PRONOUNCEMENTS

See Note 14 to AllianceBernstein’s condensed consolidated financial statements contained in Item 1 of this Form 10-Q.

CAUTIONS REGARDING FORWARD-LOOKING STATEMENTS

Certain statements provided by management in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. The most significant of these factors include, but are not limited to, the following: the performance of financial markets, the investment performance of sponsored investment products and separately managed accounts, general economic conditions, industry trends, future acquisitions, competitive conditions and government regulations, including changes in tax regulations and rates and the manner in which the earnings of publicly-traded partnerships are taxed. We caution readers to carefully consider such factors. Further, such forward-looking statements speak only as of the date on which such statements are made; we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. For further information regarding these forward-looking statements and the factors that could cause actual results to differ, see “Risk Factors” in Part I, Item 1A of our Form 10-K for the year ended December 31, 2008 and Part II, Item 1A in this Form 10-Q. Any or all of the forward-looking statements that we make in this Form 10-Q, other documents we file with or furnish to the SEC, and any other public statements we issue, may turn out to be wrong. It is important to remember that other factors besides those listed in “Risk Factors” and those listed below could also adversely affect our revenues, financial condition, results of operations and business prospects.

The forward-looking statements referred to in the preceding paragraph include statements regarding:

•
Our backlog of new institutional mandates not yet funded: Before they are funded, institutional mandates do not represent legally binding commitments to fund and, accordingly, the possibility exists that not all mandates will be funded in the amounts and at the times we currently anticipate.

•
The possibility that prolonged weakness in asset values may result in impairment of goodwill, intangible assets and the deferred sales commission asset: To the extent that securities valuations remain depressed for prolonged periods of time and market conditions stagnate or worsen, our assets under management, revenues, profitability and unit price may be adversely affected. As a result, subsequent impairment tests may be based upon different assumptions and future cash flow projections which may result in an impairment of goodwill, intangible assets and the deferred sales commission asset.

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

•
Our solid financial foundation and access to public and private debt providing adequate liquidity for our general business needs: Our solid financial foundation is dependent on our cash flow from operations, which is subject to the performance of the capital markets, our ability to maintain and grow our assets under management and other factors beyond our control. Our access to public and private debt, as well as the market for debt or equity we may choose to issue, may be limited by adverse market conditions, our profitability and changes in government regulations, including tax rates and interest rates.

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

•
Our expectation that, when a sustained market recovery occurs, the potential for outsized investment returns that has been building should begin to be realized: Historical performance is not necessarily indicative of future results or market movements. The actual performance of the capital markets and other factors beyond our control will affect our investment success for clients and asset flows.

•
Our expectation that our lower expense base can support substantial future growth of our clients’ AUM, thus providing strong positive operating and financial leverage: Unanticipated events and factors may cause us to expand our expense base, thus limiting the extent to which we benefit from any positive leverage.

Index

OTHER INFORMATION

With respect to the unaudited condensed consolidated interim financial information of AllianceBernstein for the three months ended March 31, 2009, included in this quarterly report on Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information.  However, their separate report dated May 8, 2009 appearing herein states that they did not audit and they do not express an opinion on the unaudited condensed consolidated interim financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended (“Securities Act”) for their report on the unaudited condensed consolidated interim financial information because that report is not a “report” or a “part” of registration statements prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Securities Act.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to AllianceBernstein’s market risk for the quarterly period ended March 31, 2009.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the first quarter of 2009 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index

Part II

OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 7 to the condensed consolidated financial statements contained in Part I, Item 1.

Item 1A.	Risk Factors

In addition to the information set forth in this report, please consider carefully “Risk Factors” in Part I, Item 1A of our Form 10-K for the year ended December 31, 2008.  Such factors could materially affect our revenues, financial condition, results of operations and business prospects. See also our cautions regarding forward-looking statements in Part I, Item 2.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no AllianceBernstein Units sold in the period covered by this report that were not registered under the Securities Act.

The following table provides information relating to any purchases of AllianceBernstein Units made in the quarter covered by this report:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Units Purchased	(b) Average Price Paid Per Unit, net of Commissions	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
1/1/09 - 1/31/09(1)	8,160,000	$18.35	8,160,000	—
2/1/09 - 2/28/09	—	—	—	—
3/1/09 - 3/31/09(2)	41,934,582	14.31	—	—
Total	50,094,582	$14.97	8,160,000	—

(1)
On January 6, 2009, SCB Partners, Inc. ("SCB") sold to AXA America Holdings, Inc. ("AXA America"), a wholly-owned subsidiary of AXA, its remaining 8,160,000 AllianceBernstein Units pursuant to an agreement ("Purchase Agreement") entered into in connection with the Bernstein Transaction. The purchase price for each AllianceBernstein Unit is $18.35, which is, as provided by the Purchase Agreement, the average of the closing prices of a Holding Unit as quoted on the New York Stock Exchange composite tape for the ten trading days ending on the fifth trading day following December 19, 2008 (the date SCB delivered its exercise notice). SCB had the right to sell ("Put") to AXA Financial (or its designee) up to 8,160,000 AllianceBernstein Units issued in connection with the Bernstein Transaction each year less any AllianceBernstein Units SCB Inc. may have otherwise sold or assigned that year. Generally, SCB could have exercised its Put rights only once per year and SCB could not have delivered an exercise notice regarding its Put rights until at least nine months after it delivered its immediately preceding exercise notice. On each of November 25, 2002, March 5, 2004, December 21, 2004, February 23, 2007 and January 6, 2009, AXA America, AXA Financial or certain of AXA Financial's wholly-owned subsidiaries purchased 8,160,000 AllianceBernstein Units from SCB pursuant to exercises of its Put rights. SCB does not have any Put rights remaining after its sale on January 6, 2009. The Put rights would have expired on October 2, 2010.

The Purchase Agreement was filed as Exhibit 10.18 to AllianceBernstein's Form 10-K for the year ended December 31, 2000, as filed April 2, 2001.

(2)
On March 30, 2009, AXA Financial (Bermuda) Ltd., a wholly-owned subsidiary of AXA Financial, sold 41,934,582 AllianceBernstein Units to AXA IM Rose, Inc. ("AXA IM Rose"). AXA IM Rose is a wholly-owned subsidiary of AXA Investment Managers SA, a 95%-owned subsidiary of AXA.

In addition, on March 30, 2009, AXA America transferred 8,160,000 AllianceBernstein Units to AXA America Corporate Solutions, Inc. ("AACS"), a wholly-owned subsidiary of AXA America, which was immediately followed by a transfer of those AllianceBernstein Units to Coliseum Reinsurance Company, a wholly-owned subsidiary of AACS.

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

Date: May 8, 2009	AllianceBernstein l.p.

	By:	/s/ Robert H. Joseph, Jr.
Robert H. Joseph, Jr.
Senior Vice President and Chief Financial Officer