Form 10-Q
period 2009-06-30
ALLIANCEBERNSTEIN L.P.
filed 2009-07-30
CIK 1109448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

The number of units of limited partnership interest outstanding as of June 30, 2009 was 265,844,111.

ALLIANCEBERNSTEIN L.P.

Index

Part I

FINANCIAL INFORMATION
Item 1.   Financial Statements

ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition
(in thousands)

	June 30, 2009	December 31, 2008
	(unaudited)

ASSETS
Cash and cash equivalents	$656,274	$552,577
Cash and securities segregated, at market (cost: $1,245,870 and $2,568,339)	1,246,086	2,572,569
Receivables, net:
Brokers and dealers	201,065	251,644
Brokerage clients	488,229	398,979
Fees	321,049	377,167
Investments:
Deferred compensation related	446,519	305,809
Other	273,086	272,034
Furniture, equipment and leasehold improvements, net	373,760	365,804
Goodwill, net	2,893,029	2,893,029
Intangible assets, net	234,890	243,493
Deferred sales commissions, net	101,734	113,541
Other assets	192,441	156,813
Total assets	$7,428,162	$8,503,459

LIABILITIES AND CAPITAL
Liabilities:
Payables:
Brokers and dealers	$156,257	$110,655
Brokerage clients	1,698,143	2,755,104
AllianceBernstein mutual funds	60,653	195,617
Accounts payable and accrued expenses	270,432	310,392
Accrued compensation and benefits	455,372	360,086
Debt	187,523	284,779
Total liabilities	2,828,380	4,016,633

Commitments and contingencies (See Note 8)

Capital:
General Partner	45,666	45,010
Limited partners: 265,844,111 and 263,717,610 units issued and outstanding	4,551,434	4,485,564
Capital contributions receivable from General Partner	(22,014)	(23,168)
Deferred compensation expense	(119,491)	(117,600)
Accumulated other comprehensive loss	(24,420)	(72,147)
Partners’ capital attributable to AllianceBernstein Unitholders	4,431,175	4,317,659
Non-controlling interests in consolidated entities	168,607	169,167
Total capital	4,599,782	4,486,826
Total liabilities and capital	$7,428,162	$8,503,459

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Income
 (in thousands, except per unit amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Revenues:
Investment advisory and services fees	$448,110	$794,638	$893,072	$1,611,869
Distribution revenues	64,582	107,935	122,658	217,237
Institutional research services	110,867	110,454	216,509	228,740
Dividend and interest income	6,577	21,322	14,378	52,314
Investment gains (losses)	65,284	9,056	24,047	(55,174)
Other revenues	27,400	30,687	51,472	61,467
Total revenues	722,820	1,074,092	1,322,136	2,116,453
Less: Interest expense	1,380	10,468	3,132	23,807
Net revenues	721,440	1,063,624	1,319,004	2,092,646

Expenses:
Employee compensation and benefits	324,961	428,198	638,764	861,870
Promotion and servicing:
Distribution plan payments	48,786	78,667	91,227	157,891
Amortization of deferred sales commissions	13,844	20,518	28,741	42,537
Other	44,155	57,417	83,358	114,640
General and administrative	150,153	138,050	297,440	292,993
Interest on borrowings	675	3,251	1,639	9,816
Amortization of intangible assets	5,554	5,179	10,733	10,358
Total expenses	588,128	731,280	1,151,902	1,490,105

Operating income	133,312	332,344	167,102	602,541

Non-operating income	5,951	3,591	12,236	8,343

Income before income taxes	139,263	335,935	179,338	610,884

Income taxes	9,668	30,991	18,232	61,036

Net income	129,595	304,944	161,106	549,848

Net (income) loss in consolidated entities attributable to non-controlling interests	(1,300)	(24,655)	4,040	(22,116)

Net income attributable to AllianceBernstein Unitholders	$128,295	$280,289	$165,146	$527,732

Net income per AllianceBernstein Unit:
Basic	$0.48	$1.06	$0.62	$2.00
Diluted	$0.48	$1.06	$0.62	$2.00

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2009	2008

Cash flows from operating activities:
Net income	$161,106	$549,848
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred sales commissions	28,741	42,537
Amortization of non-cash deferred compensation	36,123	31,803
Depreciation and other amortization	42,285	52,097
Unrealized (gains) losses on deferred compensation related investments	(82,445)	70,490
Other, net	5,534	(12,097)
Changes in assets and liabilities:
Decrease in segregated cash and securities	1,326,483	640,044
Decrease in receivables	173,528	227,666
(Increase) in investments	(50,882)	(173,499)
(Increase) in deferred sales commissions	(16,934)	(18,073)
(Increase) decrease in other assets	(35,978)	14,993
(Decrease) in payables	(1,291,150)	(799,111)
(Decrease) in accounts payable and accrued expenses	(17,039)	(40,001)
Increase in accrued compensation and benefits	91,099	161,838
Net cash provided by operating activities	370,471	748,535

Cash flows from investing activities:
Purchases of investments	(10,429)	(6,168)
Proceeds from sales of investments	2,852	10,015
Additions to furniture, equipment and leasehold improvements	(36,098)	(45,425)

Net cash used in investing activities	(43,675)	(41,578)

Cash flows from financing activities:
Repayment of commercial paper, net	(120,113)	(166,974)
Proceeds from bank loans, net	22,000	120,000
Decrease in overdrafts payable	(27,318)	(34,014)
Cash distributions to General Partner and unitholders	(136,678)	(555,716)
Cash distributions to Joint Venture Partners	—	(10,544)
Capital contributions from non-controlling interests to fund consolidated venture capital fund activities	1,266	29,502
Capital contributions from General Partner	1,854	1,686
Additional investment by Holding with proceeds from exercise of compensatory options to buy Holding Units	—	12,559
Purchases of Holding Units to fund deferred compensation plans, net of issuances	(654)	(4,325)
Other	157	—
Net cash used in financing activities	(259,486)	(607,826)

Effect of exchange rate changes on cash and cash equivalents	36,387	5,830

Net increase in cash and cash equivalents	103,697	104,961
Cash and cash equivalents as of beginning of period	552,577	576,416
Cash and cash equivalents as of end of period	$656,274	$681,377

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2009
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

Recently, we were selected by the U.S. Treasury Department as one of only three firms to manage its portfolio of assets issued by banks and other institutions taking part in the Capital Purchase Program of the Troubled Assets Relief Program (“TARP”). In addition, we were selected by the U.S. Treasury Department as one of nine pre-qualified fund managers under the Public-Private Investment Program (“PPIP”).

Index

Our independent research is the foundation of our business.  Our research disciplines include fundamental research, quantitative research, economic research and currency forecasting capabilities.  In addition, we have created several specialized research units, including one unit that examines global strategic changes that can affect multiple industries and geographies, and another dedicated to identifying potentially successful innovations within private early-stage growth companies.

As of June 30, 2009, AXA, a société anonyme organized under the laws of France and the holding company for an international group of insurance and related financial services companies, through certain of its subsidiaries (“AXA and its subsidiaries”) owned approximately 1.6% of the issued and outstanding units representing assignments of beneficial ownership of limited partnership interests in Holding (“Holding Units”).

As of June 30, 2009, the ownership structure of AllianceBernstein, expressed as a percentage of general and limited partnership interests, was as follows:

AXA and its subsidiaries	63.6%
Holding	34.4
Unaffiliated holders	2.0
100.0%

AllianceBernstein Corporation (an indirect wholly-owned subsidiary of AXA, “General Partner”) is the general partner of both Holding and AllianceBernstein. AllianceBernstein Corporation owns 100,000 general partnership units in Holding and a 1% general partnership interest in AllianceBernstein. Including both the general partnership interests and limited partnership interests in Holding and AllianceBernstein, AXA and its subsidiaries had an approximate 64.2% economic interest in AllianceBernstein as of June 30, 2009.

2.	Subsequent Events

In accordance with Statement of Financial Accounting Standards No. 165, “Subsequent Events”, we evaluated subsequent events through July 30, 2009, the date the financial statements were issued.

In 2005, Federated Investors, Inc. (“Federated”) acquired our cash management services.  The total sales price included a final contingent payment of $10 million, which is based on comparing revenues earned by Federated from applicable assets under management from March 8, 2009 through March 7, 2010 to our revenues generated by those assets under management during a specified period prior to the sale.  We currently estimate that we will earn the contingent payment during the third quarter of 2009 and record the $10 million as non-operating income in that period.

During July 2009, we signed a subscription agreement under which we may be required to invest up to $40 million in a venture capital fund over a six-year period. Also during July 2009, we were selected by the U.S. Treasury Department as one of nine pre-qualified fund managers under the Public-Private Investment Program. As part of the program, each fund manager is required to invest a minimum of $20 million of firm capital into the Public-Private Investment Fund they manage.

We have decided to change our approach regarding employee deferred compensation. We expect that for 2009 and future years all deferred awards will be in the form of restricted Holding Units and accordingly, with respect to 2009 and future awards, employees will no longer be able to allocate any of their awards notionally to our investment services. As a result, the amount of deferred compensation-related investments on which we recognize mark-to-market gains and losses will decline as the corresponding awards previously made vest and are paid.

3.	Summary of Significant Accounting Policies

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

Index

Principles of Consolidation

The condensed consolidated financial statements include AllianceBernstein and its majority-owned and/or controlled subsidiaries. All significant inter-company transactions and balances among the consolidated entities have been eliminated.

Reclassifications and Revisions

Effective January 1, 2009, we adopted Statement of Financial Accounting Standards No. 160 (“SFAS No. 160”), “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51”. The objective of SFAS No. 160 is to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary.  The disclosure provisions for SFAS No. 160 require retrospective application for all periods presented. As a result, certain prior period amounts have been reclassified to conform to the current year presentation. These include: (i) net (income) loss in consolidated entities attributable to non-controlling interests, previously included within general and administrative expenses, currently shown separately in the condensed consolidated statements of income, (ii) non-controlling interests in consolidated entities previously included in liabilities, currently shown as a component of total capital in the condensed consolidated statements of financial condition, and (iii) change in non-controlling interests in consolidated entities previously included within cash provided by operating activities, currently included in net cash used in financing activities in the condensed consolidated statements of cash flows.

In addition, we also reclassified unrealized (gains) losses on deferred compensation related investments previously included within other, net, currently shown separately in the condensed consolidated statements of cash flows.

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

On July 30, 2009, the General Partner declared a distribution of $128.9 million, or $0.48 per AllianceBernstein Unit, representing a distribution of Available Cash Flow for the three months ended June 30, 2009. The General Partner, as a result of its 1% general partnership interest, is entitled to receive 1% of each distribution. The distribution is payable on August 20, 2009 to holders of record on August 10, 2009.

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

Index

Investments

Investments include United States Treasury Bills, unconsolidated mutual funds and limited partnership hedge funds we sponsor and manage, and investments held by a consolidated venture capital fund of which we are the general partner and in which we hold a 10% limited partnership interest.

Investments in United States Treasury Bills, mutual funds, and other equity and fixed income securities are classified as either trading or available-for-sale securities, in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Trading investments are stated at fair value, based on quoted market prices, with unrealized gains and losses reported in net income. Available-for-sale investments are stated at fair value, based on quoted market prices, with unrealized gains and losses reported as a separate component of accumulated other comprehensive income in partners’ capital. Realized gains and losses on the sale of investments are included in net income in the current period. Average cost is used to determine the realized gain or loss on investments sold.

We use the equity method of accounting for investments in limited partnership hedge funds in accordance with EITF D-46, “Accounting for Limited Partnership Investments”. The equity in earnings of our limited partnership hedge fund investments is included in investment gains and losses on the condensed consolidated statements of income.

The investments held by our consolidated venture capital fund are generally illiquid and are initially valued at cost. These investments are adjusted to fair value when changes in the underlying fair values are readily ascertainable, reflecting the occurrence of “significant developments” (i.e., business, economic or market events that may affect a company in which an investment has been made). Adjustments to fair value are recorded as unrealized gains and losses in investment gains and losses on the condensed consolidated statements of income. There is one private equity investment which represents an approximate 12% ownership of a company that we own directly, outside of our consolidated venture capital fund.  This investment is accounted for using the cost method.

Investments stated at fair value are measured in accordance with Statement of Financial Accounting Standards No. 157 (“SFAS No. 157”), “Fair Value Measurements” (see Note 7).

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

In accordance with Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets”, we test our single reporting unit annually, as of September 30, for impairment. The carrying value of goodwill is also reviewed if facts and circumstances, such as significant declines in assets under management, revenues, earnings or our Holding Unit price, occur, suggesting possible impairment. As of September 30, 2008, the impairment test indicated that goodwill was not impaired. Due to the significant declines in our assets under management and operating results in the first quarter of 2009, and the drop in our market capitalization to below book value at various times during the quarter, we reviewed goodwill for impairment as of March 31, 2009. Some of the data we reviewed included ten-day and ninety-day Holding Unit price trading ranges (with and without control premiums), comparable company multiples analyses (with control premiums), precedent transaction analyses and discounted cash flow analyses. We have determined that no triggering events occurred during the first or second quarter of 2009 that would indicate it is more likely than not that goodwill is impaired.

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

Intangible Assets, Net

Intangible assets consist primarily of costs assigned to acquired investment management contracts of SCB Inc., less accumulated amortization. Intangible assets are recognized at fair value and are amortized on a straight-line basis over their estimated useful life of approximately 20 years. The gross carrying amount and accumulated amortization of intangible assets subject to amortization totaled $416.4 million and $181.5 million, respectively, as of June 30, 2009 and $414.3 million and $160.4 million, respectively, as of June 30, 2008. Amortization expense was $5.6 million and $5.2 million for the three months ended June 30, 2009 and 2008, respectively, and $10.7 million and $10.4 million for the six months ended June 30, 2009 and 2008, respectively. Estimated annual amortization expense for each of the next five years is approximately $22 million.

Index

Management tests intangible assets for impairment quarterly. A present value technique is applied to expected cash flows to estimate the fair value of intangible assets. Estimated fair value is then compared to the recorded book value to determine whether impairment is indicated. The key assumptions used in the estimates include attrition factors of customer accounts, asset growth rates, direct expenses and fee rates included in management’s current business plan and our weighted average cost of capital of 13.4% for the discount rate. In determining these estimates, we choose assumptions based on actual historical trends that may or may not occur in the future. Management has determined that intangible assets were not impaired as of June 30, 2009.

If securities valuations remain depressed for prolonged periods of time and market conditions stagnate or worsen, our assets under management and revenues from these investment management contracts would likely be adversely affected.  As a result, certain triggering events, including impairment of our goodwill, may occur, requiring more frequent testing for impairment of intangibles. Such tests may be based upon different assumptions, which could result in an impairment of this asset. Any impairment could reduce materially the recorded amount of intangible assets with a corresponding charge to our earnings.

Deferred Sales Commissions, Net

We pay commissions to financial intermediaries in connection with the sale of shares of open-end company-sponsored mutual funds sold without a front-end sales charge (“back-end load shares”). These commissions are capitalized as deferred sales commissions and amortized over periods not exceeding five and one-half years for U.S. fund shares and four years for non-U.S. fund shares, the periods of time during which deferred sales commissions are generally recovered. We recover these commissions from distribution services fees received from those funds and from contingent deferred sales commissions (“CDSC”) received from shareholders of those funds upon the redemption of their shares. CDSC cash recoveries are recorded as reductions of unamortized deferred sales commissions when received. Effective January 31, 2009, back-end load shares are no longer offered to new investors by our U.S. funds. Management tests the deferred sales commission asset for recoverability quarterly and determined that the balance as of June 30, 2009 was not impaired.

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

We calculate AUM using established fair valuation methodologies, including market-based valuation methods and fair valuation methods. Market-based valuation methods include:  last sale/settle prices from an exchange for actively-traded listed equities, options and futures; evaluated bid prices from standard pricing vendors for fixed income, asset-backed or mortgage-backed issues; mid prices from standard pricing vendors and brokers for credit default swaps; and quoted bids or spreads from pricing vendors and brokers for other derivative products.  Fair valuation methods include discounted cash flow models, evaluation of assets versus liabilities or any other methodology that is validated and approved by our Valuation Committee. Fair valuation methods are used only where AUM cannot be valued using market-based valuation methods, such as in the case of private equity or illiquid securities. Fair valued investments typically make up less than 1% of our total AUM.  Recent market volatility has not had a significant effect on our ability to acquire market data and, accordingly, our ability to use market-based valuation methods.

Index

The Valuation Committee, which is composed of senior officers and employees and is chaired by our Chief Risk Officer, is responsible for overseeing the pricing and valuation of all investments held in client portfolios.  The Valuation Committee has adopted a Statement of Pricing Policies describing principles and policies that apply to pricing and valuing investments held in client portfolios.  We have also established a Pricing Group, which reports to the Valuation Committee.  The Valuation Committee has delegated to the Pricing Group responsibility for monitoring the pricing process for all investments held in client portfolios.

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

Deferred Compensation Plans

We maintain several unfunded, non-qualified deferred compensation plans under which annual awards to employees are generally made in the fourth quarter. Participants allocate their awards: (i) among notional investments in Holding Units, certain of the investment services we provide to our clients, and a money market fund, or (ii) in options to acquire Holding Units. We typically purchase the investments that are notionally elected by the participants and maintain them in a consolidated rabbi trust or separate custodial account. Awards generally vest over four years but can vest as soon as immediately upon grant depending on the terms of the individual award, the age of the participant, or the terms of employment, separation or retirement agreements. Upon vesting, awards are distributed to participants unless they have made a voluntary long-term election to defer receipt. Quarterly cash distributions on unvested Holding Units for which a long-term deferral election has not been made are paid currently to participants. Quarterly cash distributions on notional investments in Holding Units and income credited on notional investments in our investment services or the money market fund for which a long-term deferral election has been made are reinvested and distributed as elected by participants.

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

As of June 30, 2009, we have significant variable interests in certain structured products and hedge funds with approximately $51.0 million in client assets under management. However, these variable interest entities do not require consolidation because management has determined that we are not the primary beneficiary of the expected losses or expected residual returns of these entities. Our maximum exposure to loss is limited to our investments of $0.1 million in these entities.

4.	Cash and Securities Segregated Under Federal Regulations and Other Requirements

As of June 30, 2009, $1.2 billion of United States Treasury Bills were segregated in a special reserve bank custody account for the exclusive benefit of brokerage customers of SCB LLC under Rule 15c3-3 of the Securities Exchange Act of 1934, as amended (“Exchange Act”). During the first week of July 2009, we deposited an additional $0.1 billion in United States Treasury Bills in this special account pursuant to Rule 15c3-3 requirements.

Index

AllianceBernstein Investments, Inc. (“AllianceBernstein Investments”), a wholly-owned subsidiary of AllianceBernstein and the distributor of company-sponsored mutual funds, maintains several special bank accounts for the exclusive benefit of customers.  As of June 30, 2009, $6.9 million of cash was segregated in these bank accounts.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands, except per unit amounts)

Net income attributable to AllianceBernstein Unitholders	$128,295	$280,289	$165,146	$527,732

Weighted average units outstanding - basic	265,625	260,874	265,280	260,751
Dilutive effect of compensatory options to buy Holding Units	1	206	—	267
Weighted average units outstanding – diluted	265,626	261,080	265,280	261,018

Basic net income per AllianceBernstein Unit	$0.48	$1.06	$0.62	$2.00
Diluted net income per AllianceBernstein Unit	$0.48	$1.06	$0.62	$2.00

For the three months and six months ended June 30, 2009, we excluded 6,206,572 and 6,237,692, respectively, out-of-the-money options (i.e., options with an exercise price greater than the weighted average closing price of a unit for the relevant period) from the diluted net income per unit computation due to their anti-dilutive effect. For the three months and six months ended June 30, 2008, we excluded 3,664,405 out-of-the-money options from the diluted net income per unit computation due to their anti-dilutive effect.

6.	Investments

Investments consist of:

	June 30, 2009	December 31, 2008
	(in thousands)

Available-for-sale	$17,481	$7,566
Trading:
Deferred compensation related	373,984	238,136
United States Treasury Bills	24,992	52,694
Other	55,383	31,717
Investments in limited partnership hedge funds:
Deferred compensation related	72,535	67,673
Other	2,003	2,191
Private equity investments	171,772	176,823
Other investments	1,455	1,043
Total investments	$719,605	$577,843

Total investments related to deferred compensation obligations of $446.5 million and $305.8 million as of June 30, 2009 and December 31, 2008, respectively, consist of company-sponsored mutual funds and limited partnership hedge funds. We typically purchase the investments that are notionally elected by deferred compensation plan participants and maintain them in a consolidated rabbi trust or separate custodial account. The rabbi trust and custodial account enable us to hold such investments separate from our other assets for the purpose of settling our obligations to participants. The investments held in the rabbi trust and custodial account remain available to the general creditors of AllianceBernstein.

Index

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

United States Treasury Bills are held by SCB LLC in their investment account and are pledged as collateral with clearing organizations.

7.	Fair Value

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

Assets Measured at Fair Value on a Recurring Basis

The following table summarizes the valuation of our financial instruments by SFAS No. 157 pricing observability levels as of June 30, 2009:

	Level 1	Level 2	Level 3	Total
	(in thousands)

Cash equivalents	$264,951	$—	$—	$264,951
Securities segregated	—	1,239,221	—	1,239,221
Receivables from brokers and dealers	—	6	—	6
Investments – available-for-sale	17,481	—	—	17,481
Investments – trading
Mutual fund investments	372,628	—	—	372,628
Equity and fixed income securities	47,603	8,334	802	56,739
U.S. Treasury Bills	—	24,992	—	24,992
Investments – private equity	27,020	3,422	131,328	161,770
Total assets measured at fair value	$729,683	$1,275,975	$132,130	$2,137,788

Payables to brokers and dealers	$8,547	$—	$—	$8,547
Total liabilities measured at fair value	$8,547	$—	$—	$8,547

Index

The following table summarizes the valuation of our financial instruments by SFAS No. 157 pricing observability levels as of December 31, 2008:

	Level 1	Level 2	Level 3	Total
	(in thousands)

Cash equivalents	$184,404	$—	$—	$184,404
Securities segregated	—	2,524,698	—	2,524,698
Receivables from brokers and dealers	(46)	680	—	634
Investments – available-for-sale	7,566	—	—	7,566
Investments – trading
Mutual fund investments	237,529	—	—	237,529
Equity and fixed income securities	25,027	6,874	423	32,324
U.S. Treasury Bills	—	52,694	—	52,694
Investments – private equity	4,694	—	162,129	166,823
Total assets measured at fair value	$459,174	$2,584,946	$162,552	$3,206,672

Payables to brokers and dealers	$167	$—	$—	$167
Total liabilities measured at fair value	$167	$—	$—	$167

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

•
Investments – private equity: The valuation of non-public private equity investments held by a consolidated venture capital fund requires significant management judgment due to the absence of quoted market prices, inherent lack of liquidity and the long-term nature of such investments. Private equity investments are valued initially at cost. The carrying values of private equity investments are adjusted either up or down from cost to reflect expected exit values as evidenced by financing and sale transactions with third parties, or when determination of a valuation adjustment is confirmed through ongoing review in accordance with our valuation policies and procedures. A variety of factors are reviewed and monitored to assess positive and negative changes in valuation including, but not limited to, current operating performance and future expectations of investee companies, industry valuations of comparable public companies, changes in market outlook and the third party financing environment over time. In determining valuation adjustments resulting from the investment review process, particular emphasis is placed on current company performance and market conditions. Non-public equity investments are included in Level 3 of the valuation hierarchy because they trade infrequently and, therefore, the fair value is unobservable. Publicly-traded equity investments are included in Level 1, or Level 2 if they contain trading restrictions, of the valuation hierarchy.

•	Payables to brokers and dealers: Securities sold, but not yet purchased, are included in Level 1 of the valuation hierarchy.

Index

The following table summarizes the changes in carrying value associated with Level 3 financial instruments carried at fair value:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands)

Balance as of beginning of period	$157,855	$132,252	$162,552	$125,020

Transfer (out) in, net	(30,360)	—	(30,380)	—
Purchases (sales), net	5,800	7,242	6,404	14,269
Realized gains (losses), net	813	—	791	—
Unrealized gains (losses), net	(1,978)	24,402	(7,237)	24,607
Balance as of end of period	$132,130	$163,896	$132,130	$163,896

Realized and unrealized gains and losses on Level 3 financial instruments are recorded in investment gains and losses on the condensed consolidated statements of income.

Assets Measured at Fair Value on a Nonrecurring Basis

In accordance with FASB Staff Position No. 157-2 (“FSP No. 157-2”), we adopted SFAS No. 157 for nonfinancial assets and nonfinancial liabilities on January 1, 2009. There were no impairments recognized for goodwill, intangible assets or other long-lived assets for the six months ended June 30, 2009.

8.	Commitments and Contingencies

Deferred Sales Commission Asset

Payments of sales commissions made by AllianceBernstein Investments to financial intermediaries in connection with the sale of back-end load shares under our mutual fund distribution system (the “System”) are capitalized as deferred sales commissions (“deferred sales commission asset”) and amortized over periods not exceeding five and one-half years for U.S. fund shares and four years for non-U.S. fund shares, the periods of time during which the deferred sales commission asset is expected to be recovered. CDSC cash recoveries are recorded as reductions of unamortized deferred sales commissions when received. The amount recorded for the net deferred sales commission asset was $101.7 million as of June 30, 2009. Payments of sales commissions made by AllianceBernstein Investments to financial intermediaries in connection with the sale of back-end load shares under the System, net of CDSC received of $6.2 million and $12.0 million, totaled approximately $16.9 million and $18.1 million during the six months ended June 30, 2009 and 2008, respectively. Effective January 31, 2009, back-end load shares are no longer offered to new investors in U.S. funds.

Management tests the deferred sales commission asset for impairment quarterly by comparing undiscounted future cash flows to the recorded value, net of accumulated amortization. Significant assumptions utilized to estimate the company’s future average assets under management and undiscounted future cash flows from back-end load shares are updated quarterly and include expected future market levels and redemption rates. Market assumptions are selected using a long-term view of expected average market returns based on historical returns of broad market indices. As of June 30, 2009, management used average market return assumptions of 5% for fixed income securities and 8% for equities to estimate annual market returns. Higher actual average market returns would increase undiscounted future cash flows, while lower actual average market returns would decrease undiscounted future cash flows. Future redemption rate assumptions range from 18% to 24%  for U.S. fund shares and 19% to 41% for non-U.S. fund shares. These assumptions are determined by reference to actual redemption experience over the five-year, three-year, one-year and current periods ended June 30, 2009, calculated as a percentage of our average assets under management represented by back-end load shares. An increase in the actual rate of redemptions would decrease undiscounted future cash flows, while a decrease in the actual rate of redemptions would increase undiscounted future cash flows. These assumptions are reviewed and updated quarterly. Estimates of undiscounted future cash flows and the remaining life of the deferred sales commission asset are made from these assumptions and the aggregate undiscounted future cash flows are compared to the recorded value of the deferred sales commission asset. As of June 30, 2009, management determined that the deferred sales commission asset was not impaired. However, if management determines in the future that the deferred sales commission asset is not recoverable, an impairment condition would exist and a loss would be measured as the amount by which the recorded amount of the asset exceeds its estimated fair value. Estimated fair value is determined using management’s best estimate of future cash flows discounted to a present value amount.

During the three-month and six-month periods ended June 30, 2009, U.S. equity markets increased by approximately 15.9% and 3.2%, respectively, as measured by the change in the Standard & Poor’s 500 Stock Index and U.S. fixed income markets increased by approximately 1.8% and 1.9%, respectively, as measured by the change in the Barclays Aggregate Bond Index. The redemption rate for domestic back-end load shares was 18.0% and 21.4%, respectively, during the three-month and six-month periods ended June 30, 2009. Increases in non-U.S. capital markets for the three-month and six-month periods ended June 30, 2009 ranged from 20.8% to 34.7% and from 6.4% to 36.0%, respectively, as measured by the MSCI World, Emerging Market and EAFE Indices. The redemption rate for non-U.S. back-end load shares was 19.0% and 20.3%, respectively, during the three months and six months ended June 30, 2009. Declines in financial markets or higher redemption levels, or both, as compared to the assumptions used to estimate undiscounted future cash flows, as described above, could result in the impairment of the deferred sales commission asset. Due to the volatility of the capital markets and changes in redemption rates, management is unable to predict whether or when a future impairment of the deferred sales commission asset might occur. Any impairment would reduce materially the recorded amount of the deferred sales commission asset with a corresponding charge to earnings.

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

On April 21, 2006, AllianceBernstein and attorneys for the plaintiffs in the mutual fund shareholder claims, mutual fund derivative claims and ERISA claims entered into a confidential memorandum of understanding containing their agreement to settle these claims. The agreement will be documented by a stipulation of settlement and will be submitted for court approval at a later date. The settlement amount ($30 million), which we previously expensed and disclosed, has been disbursed. The derivative claims brought on behalf of Holding, in which plaintiffs seek an unspecified amount of damages, remain pending.

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

9.	Qualified Employee Benefit Plans

We maintain a qualified profit sharing plan (the “Profit Sharing Plan”) covering U.S. employees and certain foreign employees. Employer contributions are discretionary and generally limited to the maximum amount deductible for federal income tax purposes.

We maintain several defined contribution plans for foreign employees in the United Kingdom, Australia, New Zealand, Japan and our other foreign entities. Employer contributions are generally consistent with regulatory requirements and tax limits. Defined contribution expense for foreign entities was $1.7 million and $3.1 million during the three months ended June 30, 2009 and 2008, respectively, and $3.7 million and $6.2 million during the six months ended June 30, 2009 and 2008, respectively.

We maintain a qualified, noncontributory, defined benefit retirement plan (“Retirement Plan”) covering current and former employees who were employed by AllianceBernstein in the United States prior to October 2, 2000. Benefits are based on years of credited service, average final base salary (as defined), and primary Social Security benefits. As of December 31, 2008, participants in the Retirement Plan do not accrue additional benefits under the Retirement Plan (i.e., service and compensation after December 31, 2008 are not taken into account in determining participants’ retirement benefits). Our policy is to satisfy our funding obligation for each year in an amount not less than the minimum required by ERISA and not greater than the maximum amount we can deduct for federal income tax purposes.

We contributed $12.8 million to the Retirement Plan during 2009 (through July) and currently intend to contribute an additional $0.7 million later this year. Contribution estimates, which are subject to change, are based on regulatory requirements, future market conditions and assumptions used for actuarial computations of the Retirement Plan’s obligations and assets. Management, at the present time, is unable to determine the amount, if any, of additional future contributions that may be required.

Index

Net expense under the Retirement Plan consisted of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands)

Service cost	$—	$792	$—	$1,584
Interest cost on projected benefit obligations	1,098	1,241	2,196	2,482
Expected return on plan assets	(769)	(1,148)	(1,538)	(2,296)
Recognized actuarial loss	109	—	218	—
Amortization of prior service credit	—	(109)	—	(218)
Amortization of transition asset	(36)	(36)	(72)	(72)
Net pension charge	$402	$740	$804	$1,480

10.	Units Outstanding

The following table summarizes the activity in units during the first six months of 2009:

Outstanding as of December 31, 2008	263,717,610
Options to buy Holding Units exercised	—
Holding Units issued	2,127,519
Holding Units forfeited	(1,018)
Outstanding as of June 30, 2009	265,844,111

Holding Units issued pertain to Holding Units newly issued under our Amended and Restated 1997 Long Term Incentive Plan and include: (i) restricted Holding Unit awards to independent members of the Board of Directors of the General Partner, (ii) restricted Holding Unit awards to certain key employees, (iii) Holding Unit issuances to fund deferred compensation investment elections by plan participants, (iv) Century Club Plan Holding Unit awards to AllianceBernstein employees whose primary responsibilities are to assist in the distribution of company-sponsored mutual funds and who meet certain sales targets, and (v) Holding Unit issuances in connection with certain employee separation agreements.

11.	Income Taxes

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

In order to preserve AllianceBernstein’s status as a private partnership for federal income tax purposes, AllianceBernstein Units must not be considered publicly traded. The AllianceBernstein Partnership Agreement provides that all transfers of AllianceBernstein Units must be approved by AXA Equitable Life Insurance Company (an indirect wholly-owned subsidiary of AXA, “AXA Equitable”) and the General Partner; AXA Equitable and the General Partner approve only those transfers permitted pursuant to one or more of the safe harbors contained in relevant treasury regulations. If such units were considered readily tradable, AllianceBernstein’s net income would be subject to federal and state corporate income tax. Furthermore, should AllianceBernstein enter into a substantial new line of business, Holding, by virtue of its ownership of AllianceBernstein, would lose its status as a “grandfathered” publicly-traded partnership and would become subject to corporate income tax which would reduce materially Holding’s net income and its quarterly distributions to Holding unitholders.

Our income tax provision for the first quarter of 2009 included a $3.4 million expense relating to an under-accrual of foreign taxes in the fourth quarter of 2008.  This adjusting entry was not material to the income tax provision or income tax liability in our condensed consolidated financial statements or to the results of operations and financial condition in any prior reporting period.

Index

12.	Debt

Total credit available, debt outstanding and weighted average interest rates as of June 30, 2009 and December 31, 2008 were as follows:

	June 30, 2009			December 31, 2008
	Credit Available	Debt Outstanding	Interest Rate	Credit Available	Debt Outstanding	Interest Rate
	(in millions)
Revolving credit facility(1)	$834.5	$—	—%	$715.2	$—	—%
Commercial paper(1) (2)	165.5	165.5	0.5	284.8	284.8	1.8
Total revolving credit facility(1)	1,000.0	165.5	0.5	1,000.0	284.8	1.8
Revolving credit facility –SCB LLC	950.0	—	—	950.0	—	—
Uncommitted bank loan(3)	—	22.0	3.0	—	—	—
Total	$1,950.0	$187.5	0.8	$1,950.0	$284.8	1.8
_________________
(1)
Our $1.0 billion revolving credit facility supports our commercial paper program; amounts borrowed under the commercial paper program reduce amounts available for direct borrowing under the revolving credit facility on a dollar-for-dollar basis.

(2)	Commercial paper and the uncommitted bank loan outstanding are short-term in nature, and as such, book value approximates fair value.
(3)
As of June 30, 2009, SCB LLC maintained four separate uncommitted credit facilities with various banks totaling $525 million, a decrease from five facilities totaling $775 million as of December 31, 2008 as a result of general credit tightening.

We have a $1.0 billion five-year revolving credit facility with a group of commercial banks and other lenders which expires in 2011. The revolving credit facility is intended to provide back-up liquidity for our $1.0 billion commercial paper program, although we borrow directly under the facility from time to time. Our interest rate, at our option, is a floating rate generally based upon a defined prime rate, a rate related to the London Interbank Offered Rate (LIBOR) or the Federal Funds rate. The revolving credit facility contains covenants which, among other things, require us to meet certain financial ratios. We were in compliance with the covenants as of June 30, 2009.

SCB LLC has a $950 million three-year revolving credit facility with a group of commercial banks to fund its obligations resulting from engaging in certain securities trading and custody activities for private clients. Under the revolving credit facility, the interest rate, at the option of SCB LLC, is a floating rate generally based upon a defined prime rate, a rate related to LIBOR or the Federal Funds rate. This revolving credit facility contains covenants which, among other things, require AllianceBernstein, as guarantor, to meet the same financial ratios contained in its $1.0 billion revolving credit facility.

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

Index

13.	Comprehensive Income

Comprehensive income consisted of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands)

Net income	$129,595	$304,944	$161,106	$549,848
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investments	1,019	(549)	1,401	(3,777)
Foreign currency translation adjustment	53,669	(376)	48,394	10,369
Changes in retirement plan related items	73	(167)	146	(333)
Comprehensive income	184,356	303,852	211,047	556,107
Comprehensive (income) loss in consolidated entities attributable to non-controlling interests	(3,622)	(25,048)	1,826	(22,406)

Comprehensive income attributable to AllianceBernstein Unitholders	$180,734	$278,804	$212,873	$533,701

14.	Changes in Capital

Changes in capital consisted of:

	Partners’ Capital Attributable to AllianceBernstein Unitholders	Non-Controlling Interests In Consolidated Entities	Total Capital
	(in thousands)

Balance as of December 31, 2008	$4,317,659	$169,167	$4,486,826
Comprehensive income (loss):
Net income (loss)	165,146	(4,040)	161,106
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investments	1,403	(2)	1,401
Foreign currency translation adjustment	46,178	2,216	48,394
Changes in retirement plan related items	146	—	146
Comprehensive income (loss)	212,873	(1,826)	211,047

Cash distributions	(136,678)	—	(136,678)
Capital contributions	1,854	1,266	3,120
Compensation-related transactions	35,467	—	35,467
Balance as of June 30, 2009	$4,431,175	$168,607	$4,599,782

15.	Accounting Pronouncements

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

In June 2009, the FASB issued Financial Accounting Statement No. 167 (“SFAS No. 167”), “Amendments to FASB Interpretation No. 46(R)”. SFAS No. 167 changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS No. 167 will require additional disclosures about involvement with variable interest entities and any significant changes in risk exposure due to that involvement, including how involvement with a variable interest entity affects the financial statements. The provisions of SFAS No. 167 are effective January 1, 2010. Management is currently evaluating the impact that the adoption of SFAS No. 167 will have on our consolidated financial statements.

Index

Report of Independent Registered Public Accounting Firm

To the General Partner and Unitholders
AllianceBernstein L.P.

We have reviewed the accompanying condensed consolidated statement of financial condition of AllianceBernstein L.P. (“AllianceBernstein”) as of June 30, 2009, the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2009 and 2008, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2009 and 2008. These interim financial statements are the responsibility of the management of AllianceBernstein Corporation, the General Partner.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition as of December 31, 2008, and the related consolidated statements of income, of changes in partners’ capital and comprehensive income, and of cash flows for the year then ended (not presented herein), and in our report dated February 20, 2009, we expressed an unqualified opinion on those consolidated financial statements. As discussed in Note 3 to the accompanying condensed consolidated financial statements, AllianceBernstein changed its method of accounting for non-controlling interests in consolidated entities. The accompanying condensed consolidated statement of financial condition as of December 31, 2008 reflects this change.

/s/ PricewaterhouseCoopers LLP
New York, New York
July 30, 2009

Index

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Global capital markets improved in the second quarter of 2009 with both equity and credit markets demonstrating marked improvement compared to the first quarter of 2009. The relative performance of many of our investment services followed suit, as our fixed income services delivered particularly strong results while our value equities services generally outperformed benchmarks and peer averages. Our growth equities services, however, generally underperformed.

Our total client assets under management (“AUM”) increased $36.3 billion, or 8.8%, during the second quarter of 2009, as positive investment performance of $60.3 billion was partially offset by net outflows of $24.0 billion.  Net outflows increased in the quarter compared to $20.2 billion in the first quarter of 2009, as lower net outflows in our Private Client Services and flat net outflows in Retail Services were more than offset by higher net outflows in our Institutional Investment Services.

Institutional Investment Services AUM increased by $20.0 billion, or 7.7%, to $277.8 billion as market appreciation of $38.7 billion was partially offset by net outflows of $18.7 billion.  Sales of new mandates remained slow and our pipeline of won but unfunded mandates declined to $3 billion from $4 billion as of March 31, 2009.

Retail Services AUM increased $11.7 billion, or 12.9%, to $102.6 billion during the quarter as market appreciation of $15.2 billion was partially offset by net outflows of $3.5 billion; net outflows were flat compared to the first quarter of 2009. Redemptions were down significantly during the second quarter while gross sales were down slightly with improvement overseas, particularly in fixed income sales in Asia.

Private Client Services AUM increased $4.6 billion, or 7.3%, to $66.6 billion as market appreciation of $6.4 billion was partially offset by net outflows of $1.8 billion. Net outflows during the quarter decreased $1.5 billion, or 43.4%, compared to first quarter 2009 net outflows of $3.3 billion. While redemption rates slowed, gross sales remained weak. Financial advisor headcount increased 3.5% to 295 during the quarter.

Institutional Research Services had another productive quarter as revenues during the quarter increased 4.9% from first quarter 2009 to $110.8 million. Revenues were flat year-over-year, however, as market volumes decelerated in June. The firm’s research quality and trading capabilities were recognized in several ways during the quarter, including a no.1 ranking on all key metrics of research quality in a leading independent survey of U.S. institutional investors and our best results in the Thomson Reuters Extel survey of European institutional investors. In addition, we continue to make strategic investments to grow our capabilities and reach. For instance, we added several senior people to our equity derivatives and electronic trading desks and have expanded our geographic trading reach to include the 13 major Asian markets and Eastern Europe.

During the second quarter, we won significant mandates in connection with U.S. Government assistance programs. Earlier in the quarter, we announced that our firm had been selected by the U.S. Treasury Department as one of only three firms to manage its portfolio of assets issued by banks and other institutions taking part in the Capital Purchase Program of the Troubled Assets Relief Program (“TARP”). More recently, we announced that we were selected by the U.S. Treasury Department as one of nine pre-qualified fund managers under the Public-Private Investment Program (“PPIP”). We also raised over $430 million in our Term Asset-Backed Loan Facility (“TALF”) fund, primarily through our Institutional Investments and Private Client channels.

With sharply reduced revenues only partially offset by expense reductions, our financial results suffered in the second quarter of 2009.  When compared to the second quarter of 2008, net income attributable to AllianceBernstein Unitholders declined by 54.2%. Diluted net income and distributions per Holding Unit fell 57.3% to $0.41, a slightly greater decline than that experienced by AllianceBernstein unitholders due to Holding’s tax structure.

AUM declined 37.6% from June 30, 2008 and year-over-year advisory fee revenues declined by $346.6 million, or 43.6%. The impact of lower AUM was magnified by a lower average fee realization rate resulting from a mix shift towards lower-fee fixed income and domestic equity services. Distribution revenues, which are directly related to average retail AUM, declined by $43.3 million, or 40.2%.  However, these lower revenues are largely offset by a $36.6 million decline in distribution plan expenses. We recorded a gain of $63.1 million on investments related to employee deferred compensation compared to a loss of $12.3 million in the second quarter of 2008. Our operating expenses declined by $143.2 million, or 19.6%, compared to the prior-year quarter resulting from lower employee compensation and benefits and lower promotion and servicing, including distribution plan expenses. General and administrative expenses increased by $12.0 million compared to the second quarter of 2008, due primarily to unfavorable foreign exchange variance and insurance proceeds received in the prior-year quarter partially offset by lower occupancy-related costs.

Although the global capital markets have begun to respond to early signs of economic recovery, significant risks and challenges persist. The capital markets continue to be characterized by increased volatility and a significant increase in the dispersion of individual stock performance. While these conditions can be unsettling over the short term, they should provide active asset managers with long-term opportunities to generate positive relative performance for their clients. For AllianceBernstein, continued outperformance is essential for maintaining client trust which, over time, should lead to solid organic growth in AUM.  Furthermore, our lower expense base should provide for operating leverage as revenues grow.

Index

Expense Reduction

A substantial decrease in AUM and the resulting decrease in fee revenues have led us to undertake initiatives resulting in significant reductions in operating expenses and capital expenditures.

We reduced our headcount by 343 during the first half of 2009 to 4,654. This, as well as the reduction in force that occurred during the fourth quarter of 2008, represents a reduction of nearly 1,000 staff members, or an 18% decline, compared to our peak during the third quarter of 2008. The severance costs for this headcount reduction were $42.7 million in the fourth quarter of 2008, $22.4 million in the first quarter of 2009 and $2.0 million in the second quarter of 2009. These actions reduced our fixed compensation costs (salaries and fringe benefits) by nearly $100 million on an annualized basis and have also decreased the demand for cash and deferred incentive compensation and, to a lesser extent, reduced other variable costs. In addition, we have eliminated or deferred nearly $150 million of planned capital expenditures since the beginning of 2008. Spending on variable operating expenses, including print, mail, travel and entertainment, recruitment, seminars, market data services, communications, temporary help and technology consulting, has been reduced. We have also taken important measures to reduce our space footprint in Asia and Europe. However, other costs, especially occupancy and technology, are more difficult to reduce because they are required to support our global platform.

In taking measures to reduce our headcount, we have worked hard to retain the intellectual capital, in particular our analysts, portfolio managers, chief investment officers, directors of research and traders, required to maintain and grow our business. We have also retained staff required to support sales and marketing, client service, compliance and other key infrastructure activities.

Employee Deferred Compensation

We have decided to change our approach regarding deferred compensation.  We expect that for 2009 and future years all deferred awards will be in the form of restricted Holding Units and accordingly, with respect to 2009 and future awards, employees will no longer be able to allocate any of their awards notionally to our investment services.  As a result, the amount of deferred compensation-related investments on which we recognize mark-to-market gains and losses will decline as the corresponding awards previously made vest and are paid.

Index

Assets Under Management

Assets under management by distribution channel were as follows:

	As of June 30,
	2009	2008	$ Change	% Change
	(in billions)

Institutional Investments	$277.8	$461.0	$(183.2)	(39.7)%
Retail	102.6	156.7	(54.1)	(34.5)
Private Client	66.6	98.9	(32.3)	(32.7)
Total	$447.0	$716.6	$(269.6)	(37.6)

Assets under management by investment service were as follows:

	As of June 30,
	2009	2008	$ Change	% Change
	(in billions)
Equity
Value:
U.S.	$41.1	$86.8	$(45.7)	(52.6)%
Global & international	114.7	239.3	(124.6)	(52.1)
	155.8	326.1	(170.3)	(52.2)
Growth:
U.S.	32.9	59.5	(26.6)	(44.6)
Global & international	51.3	109.3	(58.0)	(53.1)
	84.2	168.8	(84.6)	(50.1)

Total Equity	240.0	494.9	(254.9)	(51.5)

Fixed Income:
U.S.	104.3	111.0	(6.7)	(6.1)
Global & international	73.7	88.5	(14.8)	(16.7)
	178.0	199.5	(21.5)	(10.8)
Other (1):
U.S.	20.5	13.8	6.7	49.0
Global & international	8.5	8.4	0.1	1.4
	29.0	22.2	6.8	30.9
Total:
U.S.	198.8	271.1	(72.3)	(26.6)
Global & international	248.2	445.5	(197.3)	(44.3)
Total	$447.0	$716.6	$(269.6)	(37.6)
___________________
(1) Includes index, structured and asset allocation services.

Index

Changes in assets under management for the three-month period ended June 30, 2009 were as follows:

	Distribution Channel				Investment Service
	Institutional Investments	Retail	Private Client	Total	Value Equity	Growth Equity	Fixed Income	Other(1)	Total
	(in billions)
Balance as of March 31, 2009	$257.8	$90.9	$62.0	$410.7	$137.5	$76.0	$172.8	$24.4	$410.7
Long-term flows:
Sales/new accounts	1.3	4.5	1.4	7.2	1.7	1.2	3.2	1.1	7.2
Redemptions/terminations	(15.8)	(5.9)	(1.7)	(23.4)	(12.1)	(5.8)	(4.8)	(0.7)	(23.4)
Cash flow/unreinvested dividends	(4.2)	(2.1)	(1.5)	(7.8)	(3.1)	(0.8)	(3.8)	(0.1)	(7.8)
Net long-term inflows (outflows)	(18.7)	(3.5)	(1.8)	(24.0)	(13.5)	(5.4)	(5.4)	0.3	(24.0)
Market appreciation	38.7	15.2	6.4	60.3	31.8	13.6	10.6	4.3	60.3
Net change	20.0	11.7	4.6	36.3	18.3	8.2	5.2	4.6	36.3
Balance as of June 30, 2009	$277.8	$102.6	$66.6	$447.0	$155.8	$84.2	$178.0	$29.0	$447.0

___________________
(1)	Includes index, structured and asset allocation services.

Changes in assets under management for the six-month period ended June 30, 2009 were as follows:

	Distribution Channel				Investment Service
	Institutional Investments	Retail	Private Client	Total	Value Equity	Growth Equity	Fixed Income	Other(1)	Total
	(in billions)

Balance as of December 31, 2008	$291.4	$101.6	$69.0	$462.0	$172.4	$88.3	$177.1	$24.2	$462.0
Long-term flows:
Sales/new accounts	6.6	9.3	3.1	19.0	3.5	3.4	8.6	3.5	19.0
Redemptions/terminations	(31.2)	(13.9)	(4.8)	(49.9)	(25.4)	(12.5)	(11.0)	(1.0)	(49.9)
Cash flow/unreinvested dividends	(7.5)	(2.3)	(3.5)	(13.3)	(5.3)	(2.9)	(5.5)	0.4	(13.3)
Net long-term inflows (outflows)	(32.1)	(6.9)	(5.2)	(44.2)	(27.2)	(12.0)	(7.9)	2.9	(44.2)
Transfers	0.2	—	(0.2)	—	—	—	—	—	—
Market appreciation	18.3	7.9	3.0	29.2	10.6	7.9	8.8	1.9	29.2
Net change	(13.6)	1.0	(2.4)	(15.0)	(16.6)	(4.1)	0.9	4.8	(15.0)
Balance as of June 30, 2009	$277.8	$102.6	$66.6	$447.0	$155.8	$84.2	$178.0	$29.0	$447.0
___________________
(1)	Includes index, structured and asset allocation services.

Changes in assets under management for the twelve-month period ended June 30, 2009 were as follows:

	Distribution Channel				Investment Service
	Institutional Investments	Retail	Private Client	Total	Value Equity	Growth Equity	Fixed Income	Other(1)	Total
	(in billions)

Balance as of June 30, 2008	$461.0	$156.7	$98.9	$716.6	$326.1	$168.8	$199.5	$22.2	$716.6
Long-term flows:
Sales/new accounts	17.3	17.8	7.6	42.7	13.5	8.8	16.0	4.4	42.7
Redemptions/terminations	(53.0)	(35.4)	(9.7)	(98.1)	(51.7)	(24.6)	(20.7)	(1.1)	(98.1)
Cash flow/unreinvested dividends	(11.9)	(7.4)	(7.5)	(26.8)	(13.5)	(10.5)	(11.8)	9.0	(26.8)
Net long-term inflows (outflows)	(47.6)	(25.0)	(9.6)	(82.2)	(51.7)	(26.3)	(16.5)	12.3	(82.2)
Transfers	(10.1)	10.3	(0.2)	—	—	—	—	—	—
Market (depreciation)	(125.5)	(39.4)	(22.5)	(187.4)	(118.6)	(58.3)	(5.0)	(5.5)	(187.4)
Net change	(183.2)	(54.1)	(32.3)	(269.6)	(170.3)	(84.6)	(21.5)	6.8	(269.6)
Balance as of June 30, 2009	$277.8	$102.6	$66.6	$447.0	$155.8	$84.2	$178.0	$29.0	$447.0
___________________
(1)	Includes index, structured and asset allocation services.

Index

Average assets under management by distribution channel and investment service were as follows:

	Three Months Ended				Six Months Ended
	6/30/09	6/30/08	$ Change	% Change	6/30/09	6/30/08	$ Change	% Change
	(in billions)

Distribution Channel:
Institutional Investments	$273.2	$480.2	$(207.0)	(43.1)%	$271.8	$483.7	$(211.9)	(43.8)%
Retail	99.1	164.9	(65.8)	(39.9)	96.6	168.4	(71.8)	(42.6)
Private Client	65.2	102.7	(37.5)	(36.5)	65.1	103.5	(38.4)	(37.1)
Total	$437.5	$747.8	$(310.3)	(41.5)	$433.5	$755.6	$(322.1)	(42.6)

Investment Service:
Value Equity	$152.3	$348.2	$(195.9)	(56.3)%	$152.0	$353.7	$(201.7)	(57.0)%
Growth Equity	81.6	176.0	(94.4)	(53.7)	81.1	179.0	(97.9)	(54.7)
Fixed Income	176.0	201.5	(25.5)	(12.6)	175.2	200.9	(25.7)	(12.8)
Other (1)	27.6	22.1	5.5	24.8	25.2	22.0	3.2	14.4
Total	$437.5	$747.8	$(310.3)	(41.5)	$433.5	$755.6	$(322.1)	(42.6)
___________________
(1)	Includes index, structured and asset allocation services.

Consolidated Results of Operations

	Three Months Ended				Six Months Ended
	6/30/09	6/30/08	$ Change	% Change	6/30/09	6/30/08	$ Change	% Change
	(in millions, except per unit amounts)

Net revenues	$721.4	$1,063.6	$(342.2)	(32.2)%	$1,319.0	$2,092.6	$(773.6)	(37.0)%
Expenses	588.1	731.3	(143.2)	(19.6)	1,151.9	1,490.1	(338.2)	(22.7)
Operating income	133.3	332.3	(199.0)	(59.9)	167.1	602.5	(435.4)	(72.3)
Non-operating income	6.0	3.6	2.4	65.7	12.2	8.4	3.8	46.7
Income before income taxes	139.3	335.9	(196.6)	(58.5)	179.3	610.9	(431.6)	(70.6)
Income taxes	9.7	31.0	(21.3)	(68.8)	18.2	61.1	(42.9)	(70.1)
Net income	129.6	304.9	(175.3)	(57.5)	161.1	549.8	(388.7)	(70.7)
Net (income) loss in consolidated entities attributable to non-controlling interests	(1.3)	(24.6)	23.3	(94.7)	4.0	(22.1)	26.1	n/m
Net income attributable to AllianceBernstein Unitholders	$128.3	$280.3	$(152.0)	(54.2)	$165.1	$527.7	$(362.6)	(68.7)

Diluted net income per AllianceBernstein Unit	$0.48	$1.06	$0.58	(54.7)	$0.62	$2.00	$(1.38)	(69.0)

Distributions per AllianceBernstein Unit	$0.48	$1.06	$0.58	(54.7)	$0.62	$2.00	$(1.38)	(69.0)

Operating margin (1)	18.3%	28.9%			13.0%	27.7%
___________________
(1)	Operating income including net (income) loss attributable to non-controlling interests as a percentage of net revenues.

Net income attributable to AllianceBernstein Unitholders for the three months and six months ended June 30, 2009 decreased $152.0 million, or 54.2%, and $362.6 million, or 68.7%, respectively, from the corresponding periods in 2008. This decrease was primarily due to lower investment advisory fees and distribution revenues, partially offset by higher investment gains and lower employee compensation and benefits expenses.

Index

Net Revenues

The following table summarizes the components of total net revenues:

	Three Months Ended				Six Months Ended
	6/30/09	6/30/08	$ Change	% Change	6/30/09	6/30/08	$ Change	% Change
	(in millions)
Investment advisory and services fees:
Institutional Investments:
Base fees	$192.7	$348.8	$(156.1)	(44.8)%	$377.2	$701.9	$(324.7)	(46.3)%
Performance-based fees	0.9	3.8	(2.9)	(76.6)	12.4	10.4	2.0	19.9
	193.6	352.6	(159.0)	(45.1)	389.6	712.3	(322.7)	(45.3)
Retail:
Base fees	122.6	215.1	(92.5)	(42.9)	233.5	435.4	(201.9)	(46.4)
Performance-based fees	—	—	—	—	—	—	—	—
	122.6	215.1	(92.5)	(42.9)	233.5	435.4	(201.9)	(46.4)
Private Client:
Base fees	131.9	226.8	(94.9)	(41.9)	269.2	462.9	(193.7)	(41.9)
Performance-based fees	—	0.2	(0.2)	(100.0)	0.8	1.3	(0.5)	(41.4)
	131.9	227.0	(95.1)	(41.9)	270.0	464.2	(194.2)	(41.9)
Total:
Base fees	447.2	790.7	(343.5)	(43.4)	879.9	1,600.2	(720.3)	(45.0)
Performance-based fees	0.9	4.0	(3.1)	(77.8)	13.2	11.7	1.5	12.8
	448.1	794.7	(346.6)	(43.6)	893.1	1,611.9	(718.8)	(44.6)

Distribution revenues	64.6	107.9	(43.3)	(40.2)	122.6	217.2	(94.6)	(43.5)
Institutional research services	110.8	110.4	0.4	0.4	216.5	228.7	(12.2)	(5.3)
Dividend and interest income	6.6	21.3	(14.7)	(69.2)	14.4	52.3	(37.9)	(72.5)
Investment gains (losses)	65.3	9.1	56.2	620.9	24.0	(55.2)	79.2	n/m
Other revenues	27.4	30.7	(3.3)	(10.7)	51.5	61.5	(10.0)	(16.3)
Total revenues	722.8	1,074.1	(351.3)	(32.7)	1,322.1	2,116.4	(794.3)	(37.5)
Less: interest expense	1.4	10.5	(9.1)	(86.8)	3.1	23.8	(20.7)	(86.8)
Net revenues	$721.4	$1,063.6	$(342.2)	(32.2)	$1,319.0	$2,092.6	$(773.6)	(37.0)

Investment Advisory and Services Fees

Investment advisory and services fees are the largest component of our revenues. These fees are generally calculated as a percentage of the value of assets under management as of a specified date, or as a percentage of the value of average assets under management for the applicable billing period, and vary with the type of investment service, the size of account and the total amount of assets we manage for a particular client. Accordingly, fee income generally increases or decreases as average assets under management increase or decrease and is therefore affected by market appreciation or depreciation, the addition of new client accounts or client contributions of additional assets to existing accounts, withdrawals of assets from and termination of client accounts, purchases and redemptions of mutual fund shares, and shifts of assets between accounts or products with different fee structures.

We calculate AUM using established fair valuation methodologies, including market-based valuation methods and fair valuation methods. Market-based valuation methods include:  last sale/settle prices from an exchange for actively-traded listed equities, options and futures; evaluated bid prices from standard pricing vendors for fixed income, asset-backed or mortgage-backed issues; mid prices from standard pricing vendors and brokers for credit default swaps; and quoted bids or spreads from pricing vendors and brokers for other derivative products.  Fair valuation methods include discounted cash flow models, evaluation of assets versus liabilities or any other methodology that is validated and approved by our Valuation Committee. Fair valuation methods are used only where AUM cannot be valued using market-based valuation methods, such as in the case of private equity or illiquid securities. Fair valued investments typically make up less than 1% of our total AUM.  Recent market volatility has not had a significant effect on our ability to acquire market data and, accordingly, our ability to use market-based valuation methods.

The Valuation Committee, which is composed of senior officers and employees and is chaired by our Chief Risk Officer, is responsible for overseeing the pricing and valuation of all investments held in client portfolios. The Valuation Committee has adopted a Statement of Pricing Policies describing principles and policies that apply to pricing and valuing investments held in client portfolios. We have also established a Pricing Group, which reports to the Valuation Committee.  The Valuation Committee has delegated to the Pricing Group responsibility for monitoring the pricing process for all investments held in client portfolios.

Index

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

For the three months and six months ended June 30, 2009, our investment advisory and services fees decreased 43.6% and 44.6%, respectively, from the corresponding periods in 2008, primarily due to a decrease of 41.5% and 42.6%, respectively, in average assets under management and the impact of a shift in product mix toward fixed income and domestic equity services, which generally have lower fee rates. For the three months and six months ended June 30, 2009, performance-based fees aggregated $0.9 million and $13.2 million, respectively, including $12.1 million from the All Asset Deep Value Fund earned in the first quarter of 2009. This compares to $4.0 million and $11.7 million earned, respectively, in the three months and six months ended June 30, 2008, from long-only client accounts.

Our institutional investment advisory and services fees for the three months and six months ended June 30, 2009 decreased $159.0 million, or 45.1%, and $322.7 million, or 45.3%, respectively, from the corresponding periods ended June 30, 2008, primarily as a result of  a decrease of 43.1% and 43.8%, respectively, in average assets under management and the impact of the shift in product mix.

Retail investment advisory and services fees for the three months and six months ended June 30, 2009 decreased by $92.5 million, or 42.9%, and $201.9 million, or 46.4%, respectively, from the corresponding periods in 2008, as average assets under management decreased by 39.9% and 42.6%, respectively, and fee realization rates declined due to product mix changes.

Private client investment advisory and services fees for the three months and six months ended June 30, 2009 decreased by $95.1 million, or 41.9%, and $194.2 million, or 41.9%, respectively, from the corresponding periods in 2008, primarily as a result of lower base fees reflecting decreases in billable assets under management of 35.7% and 35.8%, respectively, and the impact of product mix changes.

Distribution Revenues

AllianceBernstein Investments and AllianceBernstein (Luxembourg) S.A. (each a wholly-owned subsidiary of AllianceBernstein) act as distributor and/or placing agent of company-sponsored mutual funds and receive distribution services fees from certain of those funds as partial reimbursement of the distribution expenses they incur.

Distribution revenues for the three months and six months ended June 30, 2009 decreased $43.3 million, or 40.2%, and $94.6 million, or 43.5%, respectively, compared to the corresponding periods in 2008, principally due to lower average mutual fund assets under management.

Institutional Research Services

Institutional Research Services revenue consists principally of brokerage transaction charges received for providing equity research and brokerage-related services to institutional investors.

Revenues from Institutional Research Services for the three months and six months ended June 30, 2009 reflect an increase of $0.4 million, or 0.4%, and a decrease of $12.2 million, or 5.3%, respectively, from the corresponding periods in 2008. This decrease for the six-month period ending June 30, 2009 was primarily the result of lower trading activity by hedge fund clients in the first quarter of 2009.

Dividend and Interest Income and Interest Expense

Dividend and interest income consists primarily of investment income and interest earned on United States Treasury Bills. Interest expense principally reflects interest accrued on cash balances in customers’ brokerage accounts.

Dividend and interest, net of interest expense, for the three months and six months ended June 30, 2009 decreased $5.6 million and $17.2 million, respectively, from the corresponding periods in 2008. The decrease was due primarily to lower interest earned on U.S. Treasury Bill balances and lower interest earned on investments reflecting lower interest rates.

Index

Investment Gains (Losses)

Investment gains (losses) consists primarily of realized and unrealized investment gains or losses on trading investments related to deferred compensation plan obligations and investments made in our consolidated venture capital fund, realized gains or losses on the sale of our available-for-sale investments, and equity in earnings of investments in limited partnership hedge funds that we sponsor and manage.

For the three months and six months ended June 30, 2009, investment gains (losses) increased $56.2 million and $79.2 million, respectively, in comparison with the corresponding periods in 2008. The increase was due primarily to higher realized and unrealized gains on investments related to deferred compensation plan obligations, partially offset by lower gains on investments made in our consolidated venture capital fund.

Other Revenues, Net

Other revenues consist of fees earned for transfer agency services provided to company-sponsored mutual funds, fees earned for administration and recordkeeping services provided to company-sponsored mutual funds and the general accounts of AXA and its subsidiaries, and other miscellaneous revenues.

Other revenues for the three months and six months ended June 30, 2009 decreased $3.3 million and $10.0 million, respectively, from the corresponding periods in 2008. The decrease was primarily due to lower shareholder servicing fees as a result of fewer accounts.

Expenses

The following table summarizes the components of expenses:

	Three Months Ended				Six Months Ended
	6/30/09	6/30/08	$ Change	% Change	6/30/09	6/30/08	$ Change	% Change
	(in millions)
Employee compensation and benefits	$324.9	$428.2	$(103.3)	(24.1)%	$638.8	$861.9	$(223.1)	(25.9)%
Promotion and servicing	106.8	156.6	(49.8)	(31.8)	203.3	315.0	(111.7)	(35.5)
General and administrative	150.1	138.1	12.0	8.8	297.5	293.0	4.5	1.5
Interest	0.7	3.2	(2.5)	(79.2)	1.6	9.8	(8.2)	(83.3)
Amortization of intangible assets	5.6	5.2	0.4	7.2	10.7	10.4	0.3	3.6
Total	$588.1	$731.3	$(143.2)	(19.6)	$1,151.9	$1,490.1	$(338.2)	(22.7)

Employee Compensation and Benefits

We had 4,654 full-time employees at June 30, 2009, as compared to 4,997 as of December 31, 2008 and 5,635 as of June 30, 2008. Employee compensation and benefits, which represented approximately 55% and 59% of total expenses in the second quarter of 2009 and 2008, respectively, include salaries (including severance), estimates of year-end cash awards and vesting of prior deferred incentive compensation awards, commissions, fringe benefits and other employment costs (including recruitment, training, temporary help and meals).

Base compensation, fringe benefits and other employment costs for the three months and six months ended June 30, 2009 decreased $35.2 million, or 20.1%, and $54.5 million, or 15.4%, respectively, from the corresponding periods in 2008. The decreases primarily resulted from lower salaries and fringe benefits reflecting lower headcount and lower recruitment, partially offset by higher severance costs due to our workforce reduction. Incentive compensation for the three months and six months ended June 30, 2009 decreased $32.8 million, or 21.7%, and $93.0 million, or 31.3%, respectively, from the corresponding periods in 2008, due to lower headcount, lower estimated year-end cash bonus payments and lower deferred compensation expense. Commission expense for the three months and six months ended June 30, 2009 was lower by $35.3 million, or 34.4%, and by $75.6 million, or 35.9%, respectively, reflecting lower sales volume and revenues across all distribution channels.

Promotion and Servicing

Promotion and servicing expenses, which represented approximately 18% of total expenses in the second quarter of 2009 and 21% of total expenses in the second quarter of 2008, include distribution plan payments to financial intermediaries for distribution of company-sponsored mutual funds and amortization of deferred sales commissions paid to financial intermediaries for the sale of back-end load shares of our mutual funds. See “Capital Resources and Liquidity” in this Item 2 and Note 8 to AllianceBernstein’s condensed consolidated financial statements contained in Item 1 for further discussion of deferred sales commissions. Also included in this expense category are costs related to travel and entertainment, advertising, promotional materials, and investment meetings and seminars for financial intermediaries that distribute our mutual fund products.

Index

Promotion and servicing expenses for the three months and six months ended June 30, 2009 decreased $49.8 million, or 31.8%, and $111.7 million, or 35.5%, respectively, from the corresponding periods in 2008, primarily due to lower distribution plan payments (resulting from lower average Retail Services assets under management), amortization of deferred sales commissions, and travel and entertainment.

General and Administrative

General and administrative expenses, which represented approximately 26% and 19% of total expenses in the second quarter of 2009 and 2008, respectively, are costs related to operations, including technology, professional fees, occupancy, communications and similar expenses. General and administrative expenses for the three months and six months ended June 30, 2009 increased $12.0 million, or 8.8%, and $4.5 million, or 1.5%, respectively, from the corresponding periods in 2008. The increase for the three-month period ending June 30, 2009 was primarily due to higher foreign exchange losses and higher legal costs, partially offset by lower office and related expenses. The higher legal costs in the second quarter of 2009 resulted from an insurance recovery in the prior year quarter. For the six-month period ending June 30, 2009, the increase is due to higher foreign exchange losses, partially offset by lower legal fees and lower office and related expenses.

Interest on Borrowings

Interest on our borrowings for the three months and six months ended June 30, 2009 decreased $2.5 million, or 79.2%, and $8.2 million, or 83.3%, respectively, from the corresponding periods in 2008, as a result of significantly lower interest rates and lower borrowing levels.

Non-Operating Income

Non-operating income consists of contingent purchase price payments earned from the disposition in 2005 of our cash management services. Non-operating income for the three months and six months ended June 30, 2009 increased $2.4 million, or 65.7%, and $3.8 million, or 46.7%, respectively.

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

Income tax expense for the three months and six months ended June 30, 2009 decreased $21.3 million, or 68.8%, and $42.9 million, or 70.1%, respectively, from the corresponding periods in 2008, primarily as a result of lower earnings. The six month provision was impacted by a first quarter 2009 expense for an under-accrual of foreign taxes in the fourth quarter of 2008.  See Note 11 to AllianceBernstein’s condensed consolidated financial statements contained in Item 1.

Net (Income) Loss in Consolidated Entities Attributable to Non-Controlling Interests

Our non-controlling interests in consolidated entities consist of 90% limited partner interests in our consolidated venture capital fund (of which 10% is owned by AXA and its subsidiaries and 80% is owned by an unaffiliated client) and 50% interests in consolidated joint ventures in Australia and New Zealand (of which 50% is owned by AXA and its subsidiaries).

Net income attributable to non-controlling interests in earnings of consolidated entities for the three months ended June 30, 2009 decreased $23.3 million from the corresponding period in 2008, as a result of lower gains on investments in our consolidated venture capital fund. For the six months ended June 30, 2009, we had a loss of $4.0 million as compared to a gain of $22.1 million in the six months ended June 30, 2008, primarily reflecting activity in our consolidated venture capital fund.

Impairment Analysis

As of June 30, 2009, management determined that goodwill, intangible assets and the deferred sales commission asset were not impaired. See “Critical Accounting Estimates” in this Item 2 for a discussion of our impairment testing methodology.

To the extent that securities valuations remain depressed for prolonged periods of time and market conditions stagnate or worsen, our assets under management, revenues, profitability and unit price may be adversely affected. As a result, subsequent impairment tests may be based upon different assumptions and future cash flow projections which may result in an impairment of goodwill, intangible assets and the deferred sales commission asset. In the current environment, we anticipate continuing to review these assets for impairment more frequently.

Index

CAPITAL RESOURCES AND LIQUIDITY

The following table identifies selected items relating to capital resources and liquidity:

	Six Months Ended June 30,
	2009	2008	% Change
	(in millions)

Total capital, as of June 30	$4,599.8	$4,749.9	(3.2)
Cash flow from operations	370.5	748.5	50.5
Proceeds from sales (purchases) of investments, net	(7.6)	3.8	n/m
Capital expenditures	(36.1)	(45.4)	(20.5)
Distributions paid to General Partner and unitholders	(136.7)	(555.7)	(75.4)
Purchases of Holding Units to fund deferred compensation plans, net of issuances	(0.7)	(4.3)	(84.9)
Additional investments by Holding with proceeds from exercise of compensatory options to buy Holding Units	—	12.6	(100.0)
Repayment of commercial paper, net	(120.1)	(167.0)	(28.1)
Proceeds from bank loans, net	22.0	120.0	(81.7)
Available Cash Flow	166.4	527.1	(68.4)

Cash and cash equivalents of $656.3 million as of June 30, 2009 increased $103.7 million from $552.6 million as of December 31, 2008. Cash inflows are primarily provided by operations, issuance of commercial paper, proceeds from sales of investments, capital contributions from non-controlling interests to fund our consolidated venture capital fund activities and additional investments by Holding relating to equity-based transactions. Significant cash outflows include cash distributions paid to the General Partner and unitholders, capital expenditures, purchases of investments, repayment of commercial paper and purchases of Holding Units to fund deferred compensation plans.

Contingent Deferred Sales Charge

See Note 8  to AllianceBernstein’s condensed consolidated financial statements contained in Item 1.

Debt and Credit Facilities

Total credit available, debt outstanding and weighted average interest rates as of June 30, 2009 and December 31, 2008 were as follows:

	June 30, 2009			December 31, 2008
	Credit Available	Debt Outstanding	Interest Rate	Credit Available	Debt Outstanding	Interest Rate
	(in millions)
Revolving credit facility(1)	$834.5	$—	—%	$715.2	$—	—%
Commercial paper(1) (2)	165.5	165.5	0.5	284.8	284.8	1.8
Total revolving credit facility(1)	1,000.0	165.5	0.5	1,000.00	284.8	1.8
Revolving credit facility –SCB LLC	950.0	—	—	950.0	—	—
Uncommitted bank loan(3)	—	22.0	3.0	—	—	—
Total	$1,950.0	$187.5	0.8	$1,950.0	$284.8	1.8
__________________
(1)
Our $1.0 billion revolving credit facility supports our commercial paper program; amounts borrowed under the commercial paper program reduce amounts available for direct borrowing under the revolving credit facility on a dollar-for-dollar basis.

(2)	Commercial paper and the uncommitted bank loan outstanding are short-term in nature, and as such, book value approximates fair value.
(3)
As of June 30, 2009, SCB LLC maintained four separate uncommitted credit facilities with various banks totaling $525 million, a decrease from five facilities totaling $775 million as of December 31, 2008 as a result of general credit tightening.

We have a $1.0 billion five-year revolving credit facility with a group of commercial banks and other lenders which expires in 2011. The revolving credit facility is intended to provide back-up liquidity for our $1.0 billion commercial paper program, although we borrow directly under the facility from time to time. Our interest rate, at our option, is a floating rate generally based upon a defined prime rate, a rate related to the London Interbank Offered Rate (“LIBOR”) or the Federal Funds rate. The revolving credit facility contains covenants which, among other things, require us to meet certain financial ratios. We were in compliance with the covenants as of June 30, 2009.

Index

SCB LLC has a $950 million three-year revolving credit facility with a group of commercial banks to fund its obligations resulting from engaging in certain securities trading and custody activities for private clients. Under the revolving credit facility, the interest rate, at the option of SCB LLC, is a floating rate generally based upon a defined prime rate, a rate related to LIBOR or the Federal Funds rate. This revolving credit facility contains covenants which, among other things, require AllianceBernstein, as guarantor, to meet the same financial ratios contained in its $1.0 billion revolving credit facility.

Our financial condition and access to public and private debt markets should provide adequate liquidity for our general business needs. Management believes that cash flow from operations and the issuance of debt and AllianceBernstein Units or Holding Units will provide us with the resources necessary to meet our financial obligations. See Cautions Regarding Forward-Looking Statements.

COMMITMENTS AND CONTINGENCIES

AllianceBernstein’s capital commitments, which consist primarily of operating leases for office space, are generally funded from future operating cash flows.

See Note 8 to AllianceBernstein’s condensed consolidated financial statements contained in Item 1 for a discussion of our mutual fund distribution system and related deferred sales commission asset and of certain legal proceedings to which we are a party.

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

Deferred Sales Commission Asset

Management tests the deferred sales commission asset for impairment quarterly by comparing undiscounted future cash flows to the recorded value, net of accumulated amortization. Significant assumptions utilized to estimate the company’s future average assets under management and undiscounted future cash flows from back-end load shares are updated quarterly and include expected future market levels and redemption rates. Market assumptions are selected using a long-term view of expected average market returns based on historical returns of broad market indices. As of June 30, 2009, management used average market return assumptions of 5% for fixed income securities and 8% for equities to estimate annual market returns. Higher actual average market returns would increase undiscounted future cash flows, while lower actual average market returns would decrease undiscounted future cash flows. Future redemption rate assumptions, determined by reference to actual redemption experience over the five-year, three-year, one-year and current periods ended June 30, 2009, and calculated as a percentage of the company’s average assets under management represented by back-end load shares, ranged from 18% to 24% for U.S. fund shares and 19% to 41% for non-U.S. fund shares. Effective January 31, 2009, back-end load shares are no longer offered by our U.S. funds. An increase in the actual rate of redemptions would decrease undiscounted future cash flows, while a decrease in the actual rate of redemptions would increase undiscounted future cash flows. Estimates of undiscounted future cash flows and the remaining life of the deferred sales commission asset are made from these assumptions and the aggregate undiscounted future cash flows are compared to the recorded value of the deferred sales commission asset. As of June 30, 2009, management determined that the deferred sales commission asset was not impaired. However, if higher redemption rates continue in 2009, this asset may become impaired. If management determines in the future that the deferred sales commission asset is not recoverable, an impairment condition would exist and a loss would be measured as the amount by which the recorded amount of the asset exceeds its estimated fair value. Estimated fair value is determined using management’s best estimate of future cash flows discounted to a present value amount. Any impairment could reduce materially the recorded amount of the deferred sales commission asset with a corresponding charge to our earnings.

Goodwill

In accordance with SFAS No. 142, we test our single reporting unit annually, as of September 30, for impairment. The carrying value of goodwill is also reviewed if facts and circumstances, such as significant declines in assets under management, revenues, earnings or our Holding Unit price, occur, suggesting possible impairment. As of September 30, 2008 the impairment test indicated that goodwill was not impaired.  Due to the significant declines in our assets under management and operating results in the first quarter of 2009, and the drop in our market capitalization to below book value at various times during the quarter, we reviewed goodwill for impairment as of March 31, 2009. Some of the data we reviewed included ten-day and ninety-day Unit price trading ranges (with and without control premiums), comparable company multiples analysis (with control premiums), precedent transaction analysis and discounted cash flow analysis. We determined that no triggering events occurred during the first or second quarter of 2009 that would indicate it is more likely than not that goodwill is impaired.

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

In the first step of the process, there are several methods of estimating AllianceBernstein’s fair value, which include valuation techniques such as discounted expected cash flows and market valuation (private partnership units outstanding multiplied by Holding Unit price). Developing estimated fair value using a discounted cash flow valuation technique consists of applying business growth rate assumptions over the estimated life of the goodwill asset and then discounting the resulting expected cash flows to arrive at a present value amount that approximates fair value. In our tests, our discounted expected cash flow model uses management’s current business plan, which factors in current market conditions and all material events that have impacted, or that we believe at the time could potentially impact, future expected cash flows for the first four years and a compounded annual growth rate thereafter.

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

Intangible Assets

Management tests intangible assets for impairment quarterly. A present value technique is applied to expected cash flows to estimate the fair value of intangible assets. Estimated fair value is then compared to the recorded book value to determine whether an impairment is indicated. The key assumptions used in the estimates include attrition factors of customer accounts, asset growth rates, direct expenses and fee rates included in management’s current business plan and our weighted average cost of capital of 13.4% for the discount rate. In determining these estimates, we choose assumptions based on actual historical trends that may or may not occur in the future. Management has determined that intangible assets were not impaired as of June 30, 2009.

If securities valuations remain depressed for prolonged periods of time and market conditions stagnate or worsen, our assets under management and revenues from these investment management contracts would likely be adversely affected. As a result, certain triggering events, including impairment of our goodwill, may occur, requiring more frequent testing for impairment of intangibles. Such tests may be based upon different assumptions, which could result in an impairment of this asset. Any impairment could reduce materially the recorded amount of intangible assets with a corresponding charge to our earnings.

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

Loss Contingencies

Management continuously reviews with legal counsel the status of regulatory matters and pending or threatened litigation. We evaluate the likelihood that a loss contingency exists in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies”, which requires a loss contingency to be recorded if it is probable and reasonably estimable as of the date of the financial statements. See Note 8 to AllianceBernstein’s condensed consolidated financial statements contained in Item 1.

Index

ACCOUNTING PRONOUNCEMENTS

See Note 15 to AllianceBernstein’s condensed consolidated financial statements contained in Item 1 of this Form 10-Q.

CAUTIONS REGARDING FORWARD-LOOKING STATEMENTS

Certain statements provided by management in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. The most significant of these factors include, but are not limited to, the following: the performance of financial markets, the investment performance of sponsored investment products and separately managed accounts, general economic conditions, industry trends, future acquisitions, competitive conditions and government regulations, including changes in tax regulations and rates and the manner in which the earnings of publicly-traded partnerships are taxed. We caution readers to carefully consider such factors. Further, such forward-looking statements speak only as of the date on which such statements are made; we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. For further information regarding these forward-looking statements and the factors that could cause actual results to differ, see “Risk Factors” in Part I, Item 1A of our Form 10-K for the year ended December 31, 2008 (“Form 10-K”) and Part II, Item 1A in this Form 10-Q. Any or all of the forward-looking statements that we make in Form 10-K, this Form 10-Q, other documents we file with or furnish to the SEC, and any other public statements we issue may turn out to be wrong. It is important to remember that other factors besides those listed in “Risk Factors” and those listed below could also adversely affect our revenues, financial condition, results of operations and business prospects.

The forward-looking statements referred to in the preceding paragraph include statements regarding:

•
Our backlog of new institutional client mandates not yet funded: Before they are funded, institutional mandates do not represent legally binding commitments to fund and, accordingly, the possibility exists that not all mandates will be funded in the amounts and at the times we currently anticipate.

•
The possibility that prolonged weakness in the value of client assets under management may result in impairment of goodwill, intangible assets and the deferred sales commission asset: To the extent that securities valuations remain depressed for prolonged periods of time and market conditions stagnate or worsen, client assets under management and our revenues, profitability and unit price may be adversely affected. As a result, subsequent impairment tests may be based upon different assumptions and future cash flow projections, which may result in an impairment of goodwill, intangible assets and the deferred sales commission asset.

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

•
Our financial condition and access to public and private debt providing adequate liquidity for our general business needs: Our financial condition is dependent on our cash flow from operations, which is subject to the performance of the capital markets, our ability to maintain and grow client assets under management and other factors beyond our control. Our access to public and private debt, as well as the market for debt or equity we may choose to issue on reasonable terms, may be limited by adverse market conditions, our profitability and changes in government regulations, including tax rates and interest rates.

•
The outcome of litigation: Litigation is inherently unpredictable, and excessive damage awards do occur. Though we have stated that we do not expect certain legal proceedings to have a material adverse effect on our results of operations or financial condition, any settlement or judgment with respect to a legal proceeding could be significant, and could have such an effect.

•
Our expectation that the significant challenges that persist in today’s global capital markets should provide active asset managers with long-term opportunities to generate positive relative performance for their clients: Historical performance is not necessarily indicative of future results or market movements. The actual performance of the capital markets and other factors beyond our control will affect our investment success for clients and asset flows.

•
Our expectation that our lower expense base should provide for operating leverage as revenues grow: Unanticipated events and factors, including strategic initiatives, may cause us to expand our expense base, thus limiting the extent to which we benefit from any positive leverage in future periods. Growth in our revenues will depend on the level of our assets under management, which in turn depends on factors such as the actual performance of the capital markets, the performance of our investment products and other factors beyond our control.

Index

OTHER INFORMATION

With respect to the unaudited condensed consolidated interim financial information of AllianceBernstein for the three months and six months ended June 30, 2009 included in this quarterly report on Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated July 30, 2009 appearing herein states that they did not audit and they do not express an opinion on the unaudited condensed consolidated interim financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended (“Securities Act”) for their report on the unaudited condensed consolidated interim financial information because that report is not a “report” or a “part” of registration statements prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Securities Act.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to AllianceBernstein’s market risk for the quarterly period ended June 30, 2009.

Item 4.   Controls and Procedures

Disclosure Controls and Procedures

AllianceBernstein maintains a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed in our reports under the Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported in a timely manner, and (ii) accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to permit timely decisions regarding our disclosure.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the second quarter of 2009 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index

Part II

OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 8 to the condensed consolidated financial statements contained in Part I, Item 1.

Item 1A.	Risk Factors

In 2007 and again in 2009, Congress proposed tax legislation that would cause certain publicly-traded partnerships (“PTPs”) to be taxed as corporations, thus subjecting their income to a higher level of income tax. Holding is a PTP that derives its income from asset manager or investment management services through its ownership interest in AllianceBernstein. However, the legislation, in the form proposed, would not affect Holding’s tax status. In addition, we continue to receive consistent indications from a number of individuals involved in the legislative process that Holding’s tax status is not the focus of the proposed legislation, and that they do not expect to change that approach. However, we cannot predict whether, or in what form, the proposed tax legislation will pass, and are unable to determine what effect any new legislation might have on us. If Holding were to lose its federal tax status as a “grandfathered” PTP, it would be subject to corporate income tax, which would reduce materially its net income and quarterly distributions to Holding unitholders.

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

Date: July 30, 2009	AllianceBernstein l.p.

	By:	/s/ Robert H. Joseph, Jr.
Robert H. Joseph, Jr.
Senior Vice President and Chief Financial Officer