Form 10-Q
period 2009-09-30
ALLIANCEBERNSTEIN L.P.
filed 2009-10-29
CIK 1109448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

The number of units of limited partnership interest outstanding as of September 30, 2009 was 266,146,832.

ALLIANCEBERNSTEIN L.P.

Index

Part I

FINANCIAL INFORMATION
Item 1.	Financial Statements

ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition
(in thousands)

	September 30, 2009	December 31, 2008
	(unaudited)

ASSETS
Cash and cash equivalents	$570,987	$552,577
Cash and securities segregated, at market (cost: $1,273,963 and $2,568,339)	1,274,266	2,572,569
Receivables, net:
Brokers and dealers	282,461	251,644
Brokerage clients	585,619	398,979
Fees	334,244	377,167
Investments:
Deferred compensation related	497,253	305,809
Other	307,783	272,034
Furniture, equipment and leasehold improvements, net	367,415	365,804
Goodwill, net	2,893,029	2,893,029
Intangible assets, net	229,676	243,493
Deferred sales commissions, net	97,027	113,541
Other assets	173,259	156,813
Total assets	$7,613,019	$8,503,459

LIABILITIES AND CAPITAL
Liabilities:
Payables:
Brokers and dealers	$299,982	$110,655
Brokerage clients	1,617,861	2,755,104
AllianceBernstein mutual funds	88,805	195,617
Accounts payable and accrued expenses	279,959	310,392
Accrued compensation and benefits	580,562	360,086
Debt	52,000	284,779
Total liabilities	2,919,169	4,016,633

Commitments and contingencies (See Note 7)

Capital:
General Partner	46,443	45,010
Limited partners: 266,146,832 and 263,717,610 units issued and outstanding	4,626,568	4,485,564
Capital contributions receivable from General Partner	(21,468)	(23,168)
Deferred compensation expense	(108,593)	(117,600)
Accumulated other comprehensive loss	(26,164)	(72,147)
Partners’ capital attributable to AllianceBernstein Unitholders	4,516,786	4,317,659
Non-controlling interests in consolidated entities	177,064	169,167
Total capital	4,693,850	4,486,826
Total liabilities and capital	$7,613,019	$8,503,459

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Income
 (in thousands, except per unit amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Revenues:
Investment advisory and services fees	$484,098	$713,229	$1,377,170	$2,325,098
Distribution revenues	73,779	96,711	196,437	313,948
Institutional research services	109,321	124,854	325,830	353,594
Dividend and interest income	4,966	18,937	19,344	71,251
Investment gains (losses)	106,680	(131,920)	130,727	(187,094)
Other revenues	27,946	28,230	79,418	89,697
Total revenues	806,790	850,041	2,128,926	2,966,494
Less: Interest expense	776	9,050	3,908	32,857
Net revenues	806,014	840,991	2,125,018	2,933,637

Expenses:
Employee compensation and benefits	335,898	328,614	974,662	1,190,484
Promotion and servicing:
Distribution plan payments	55,155	69,994	146,382	227,885
Amortization of deferred sales commissions	13,362	19,324	42,103	61,861
Other	42,059	50,013	125,417	164,653
General and administrative	130,142	114,333	427,582	407,326
Interest on borrowings	491	2,117	2,130	11,933
Amortization of intangible assets	5,437	5,179	16,170	15,537
Total expenses	582,544	589,574	1,734,446	2,079,679

Operating income	223,470	251,417	390,572	853,958

Non-operating income	16,869	4,921	29,105	13,264

Income before income taxes	240,339	256,338	419,677	867,222

Income taxes	13,844	27,258	32,076	88,294

Net income	226,495	229,080	387,601	778,928

Net income in consolidated entities attributable to non-controlling interests	(27,154)	(9,551)	(23,114)	(31,667)

Net income attributable to AllianceBernstein Unitholders	$199,341	$219,529	$364,487	$747,261

Net income per AllianceBernstein Unit:
Basic	$0.74	$0.83	$1.36	$2.84
Diluted	$0.74	$0.83	$1.36	$2.83

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2009	2008

Cash flows from operating activities:
Net income	$387,601	$778,928
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred sales commissions	42,103	61,861
Amortization of non-cash deferred compensation	51,838	47,265
Depreciation and other amortization	63,047	75,511
Unrealized (gains) losses on deferred compensation related investments	(162,781)	194,296
Other, net	(22,573)	(5,783)
Changes in assets and liabilities:
Decrease in segregated cash and securities	1,298,303	79,923
(Increase) decrease in receivables	(42,660)	34,328
(Increase) in investments	(28,672)	(235,193)
(Increase) in deferred sales commissions	(25,589)	(20,193)
(Increase) in other assets	(15,053)	(44,628)
(Decrease) in payables	(1,174,793)	(299,001)
(Decrease) in accounts payable and accrued expenses	(11,133)	(29,798)
Increase in accrued compensation and benefits	215,385	236,677
Net cash provided by operating activities	575,023	874,193

Cash flows from investing activities:
Purchases of investments	(10,439)	(22,213)
Proceeds from sales of investments	4,380	32,778
Additions to furniture, equipment and leasehold improvements	(43,542)	(61,241)
Net cash used in investing activities	(49,601)	(50,676)

Cash flows from financing activities:
Repayment of commercial paper, net	(258,718)	(475,443)
Proceeds from bank loans, net	25,000	693,000
(Decrease) increase in overdrafts payable	(26,424)	45,123
Distributions to General Partner and unitholders	(265,699)	(835,137)
Distributions to Joint Venture Partners	—	(10,387)
(Distributions to) contributions from non-controlling interests to fund consolidated venture capital fund activities	(19,369)	25,311
Capital contributions from General Partner	2,751	2,583
Additional investment by Holding with proceeds from exercise of compensatory options to buy Holding Units	—	13,353
Purchases of Holding Units to fund deferred compensation plans, net of issuances	(232)	(3,202)
Other	154	—
Net cash used in financing activities	(542,537)	(544,799)
Effect of exchange rate changes on cash and cash equivalents	35,525	(30,147)

Net increase in cash and cash equivalents	18,410	248,571
Cash and cash equivalents as of beginning of period	552,577	576,416
Cash and cash equivalents as of end of period	$570,987	$824,987

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2009
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

Recently, we were selected by the U.S. Treasury Department as one of only three firms to manage its portfolio of assets issued by banks and other institutions taking part in the Capital Purchase Program of the Troubled Assets Relief Program. In addition, we were selected by the U.S. Treasury Department as one of nine pre-qualified fund managers under the Public-Private Investment Program.

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

As of September 30, 2009, AXA, a société anonyme organized under the laws of France and the holding company for an international group of insurance and related financial services companies, through certain of its subsidiaries (“AXA and its subsidiaries”) owned approximately 1.6% of the issued and outstanding units representing assignments of beneficial ownership of limited partnership interests in Holding (“Holding Units”).

As of September 30, 2009, the ownership structure of AllianceBernstein, expressed as a percentage of general and limited partnership interests, was as follows:

AXA and its subsidiaries	63.5%
Holding	34.5
Unaffiliated holders	2.0
100.0%

AllianceBernstein Corporation (an indirect wholly-owned subsidiary of AXA, “General Partner”) is the general partner of both Holding and AllianceBernstein. AllianceBernstein Corporation owns 100,000 general partnership units in Holding and a 1% general partnership interest in AllianceBernstein. Including both the general partnership and limited partnership interests in Holding and AllianceBernstein, AXA and its subsidiaries had an approximate 64.1% economic interest in AllianceBernstein as of September 30, 2009.

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

Subsequent Events

We evaluated subsequent events through October 29, 2009, the date the financial statements were issued.

FASB Codification

For annual and interim periods ending after September 15, 2009, the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification”) became the single authoritative source of generally accepted accounting principles (“GAAP”) in the United States.

Reclassifications and Revisions

Effective January 1, 2009, we adopted amended accounting principles related to non-controlling interests in consolidated financial statements. The objective of this amendment is to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the non-controlling interest in a subsidiary. The disclosure provisions of the amendment require retrospective application for all periods presented. As a result, certain prior period amounts have been reclassified to conform to the current year presentation. These include: (i) net (income) loss in consolidated entities attributable to non-controlling interests, previously included within general and administrative expenses, currently shown separately in the condensed consolidated statements of income, (ii) non-controlling interests in consolidated entities previously included in liabilities, currently shown as a component of total capital in the condensed consolidated statements of financial condition, and (iii) change in non-controlling interests in consolidated entities previously included within cash provided by operating activities, currently included in net cash used in financing activities in the condensed consolidated statements of cash flows.

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

On October 29, 2009, the General Partner declared a distribution of $198.9 million, or $0.74 per AllianceBernstein Unit, representing a distribution of Available Cash Flow for the three months ended September 30, 2009. The General Partner, as a result of its 1% general partnership interest, is entitled to receive 1% of each distribution. The distribution is payable on November 19, 2009 to holders of record on November 9, 2009.

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

Investments

Investments include United States Treasury Bills, unconsolidated mutual funds and limited partnership hedge funds we sponsor and manage, various separately managed portfolios, exchange-traded options and investments held by a consolidated venture capital fund of which we are the general partner and in which we hold a 10% limited partnership interest.

Investments in United States Treasury Bills, mutual funds, and other equity and fixed income securities are classified as either trading or available-for-sale securities. Trading investments are stated at fair value with unrealized gains and losses reported in net income. Available-for-sale investments are stated at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income in partners’ capital. Realized gains and losses on the sale of investments are included in net income in the current period. Average cost is used to determine the realized gain or loss on investments sold.

We use the equity method of accounting for investments in limited partnership hedge funds. The equity in earnings of our limited partnership hedge fund investments is included in investment gains and losses on the condensed consolidated statements of income.

The investments held by our consolidated venture capital fund are generally illiquid and are initially valued at cost. These investments are adjusted to fair value to reflect the occurrence of “significant developments” (i.e., capital transactions or business, economic or market events). Adjustments to fair value are recorded as unrealized gains and losses in investment gains and losses on the condensed consolidated statements of income. There is one private equity investment which represents an approximate 12% ownership in a company that we own directly, outside of our consolidated venture capital fund.  This investment is accounted for using the cost method.

See Note 6 for a description of how we measure the fair value of our investments.

Index

Goodwill, Net

In 2000, AllianceBernstein acquired the business and assets of SCB Inc., an investment research and management company formerly known as Sanford C. Bernstein Inc. (“Bernstein”), and assumed the liabilities of Bernstein (“Bernstein Transaction”). The purchase price consisted of a cash payment of approximately $1.5 billion and 40.8 million newly-issued AllianceBernstein Units. The Bernstein Transaction was accounted for under the purchase method and the cost of the acquisition was allocated on the basis of the estimated fair value of the assets acquired and the liabilities assumed. The excess of the purchase price over the fair value of identifiable assets acquired resulted in the recognition of goodwill of approximately $3.0 billion.

We test goodwill annually, as of September 30, for impairment. The carrying value of goodwill is also reviewed if facts and circumstances, such as significant declines in assets under management, revenues, earnings or our Holding Unit price, occur, suggesting possible impairment. As of September 30, 2009, the impairment test indicated that goodwill was not impaired.

To the extent that securities valuations are depressed for prolonged periods of time, our assets under management, revenues, profitability and unit price would likely be adversely affected.  As a result, subsequent impairment tests may be based upon different assumptions and future cash flow projections, which may result in an impairment of this asset. Any impairment could reduce materially the recorded amount of goodwill with a corresponding charge to our earnings.

Intangible Assets, Net

Intangible assets consist primarily of costs assigned to acquired investment management contracts of SCB Inc. based on their estimated fair value at the time of acquisition, less accumulated amortization. Intangible assets are recognized at fair value and are amortized on a straight-line basis over their estimated useful life of approximately 20 years. The gross carrying amount and accumulated amortization of intangible assets subject to amortization totaled $416.7 million and $187.0 million, respectively, as of September 30, 2009 and $414.3 million and $170.8 million, respectively, as of December  31, 2008. Amortization expense was $5.4 million and $5.2 million for the three months ended September 30, 2009 and 2008, respectively, and $16.2 million and $15.5 million for the nine months ended September 30, 2009 and 2008, respectively. Estimated annual amortization expense for each of the next five years is approximately $22 million.

We periodically review intangible assets for impairment as events or changes in circumstances indicate that the carrying value may not be recoverable.  If the carrying value exceeds fair value, additional impairment tests are performed to measure the amount of the impairment loss, if any.

Deferred Sales Commissions, Net

We pay commissions to financial intermediaries in connection with the sale of shares of open-end company-sponsored mutual funds sold without a front-end sales charge (“back-end load shares”). These commissions are capitalized as deferred sales commissions and amortized over periods not exceeding five and one-half years for U.S. fund shares and four years for non-U.S. fund shares, the periods of time during which deferred sales commissions are generally recovered. We recover these commissions from distribution services fees received from those funds and from contingent deferred sales commissions (“CDSC”) received from shareholders of those funds upon the redemption of their shares. CDSC cash recoveries are recorded as reductions of unamortized deferred sales commissions when received. Effective January 31, 2009, back-end load shares are no longer offered to new investors by our U.S. funds. Management tests the deferred sales commission asset for recoverability quarterly and determined that the balance as of September 30, 2009 was not impaired.

Index

Loss Contingencies

With respect to all significant litigation matters, we consider the likelihood of a negative outcome.  If we determine the likelihood of a negative outcome is probable, and the amount of the loss can be reasonably estimated, we record an estimated loss for the expected outcome of the litigation. If the likelihood of a negative outcome is reasonably possible and we are able to determine an estimate of the possible loss or range of loss, we disclose that fact together with the estimate of the possible loss or range of loss. However, it may be difficult to predict the outcome or estimate a possible loss or range of loss because litigation is subject to inherent uncertainties, particularly when plaintiffs allege substantial or indeterminate damages, or when the litigation is highly complex or broad in scope. In such cases, we disclose that we are unable to predict the outcome or estimate a possible loss or range of loss.

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

Institutional research services revenue consists primarily of brokerage transaction charges received by Sanford C. Bernstein & Co., LLC (“SCB LLC”) and Sanford C. Bernstein Limited (“SCBL”), each a wholly-owned subsidiary of AllianceBernstein, for independent research and brokerage-related services provided to institutional investors. Brokerage transaction charges earned and related expenses are recorded on a trade-date basis.

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

Index

We expect that for 2009 and future years, all deferred awards will be in the form of restricted Holding Units. As a result, the amount of deferred compensation-related investments on which we recognize mark-to-market gains and losses will decline as awards previously made vest and are paid.

Compensatory Unit Awards and Option Plans

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

Variable Interest Entities

Management reviews quarterly its management agreements and its investments in, and other financial arrangements with, certain entities that hold client assets under management to determine the variable interest entities that the company is required to consolidate. These entities include certain mutual fund products, hedge funds, structured products, group trusts, collective investment trusts and limited partnerships. We earn investment management fees on client assets under management of these entities, but we derive no other benefit from these assets and cannot use them in our operations.

As of September 30, 2009, we have significant variable interests in certain structured products and hedge funds with approximately $60.6 million in client assets under management. However, these variable interest entities do not require consolidation because management has determined that we are not the primary beneficiary of the expected losses or expected residual returns of these entities. Our maximum exposure to loss is limited to our investments of $0.1 million in these entities.

3.	Cash and Securities Segregated Under Federal Regulations and Other Requirements

As of September 30, 2009, $1.2 billion of United States Treasury Bills were segregated in a special reserve bank custody account for the exclusive benefit of brokerage customers of SCB LLC under Rule 15c3-3 of the Securities Exchange Act of 1934, as amended (“Exchange Act”).

AllianceBernstein Investments, Inc. (“AllianceBernstein Investments”), a wholly-owned subsidiary of AllianceBernstein and the distributor of company-sponsored mutual funds, maintains several special bank accounts for the exclusive benefit of customers.  As of September 30, 2009, $26.5 million of cash was segregated in these bank accounts.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands, except per unit amounts)

Net income attributable to AllianceBernstein Unitholders	$199,341	$219,529	$364,487	$747,261

Weighted average units outstanding - basic	266,051	260,976	265,540	260,826
Dilutive effect of compensatory options to buy Holding Units	635	515	174	909
Weighted average units outstanding – diluted	266,686	261,491	265,714	261,735

Basic net income per AllianceBernstein Unit	$0.74	$0.83	$1.36	$2.84
Diluted net income per AllianceBernstein Unit	$0.74	$0.83	$1.36	$2.83

For the three months and nine months ended September 30, 2009, we excluded 6,120,480 out-of-the-money options (i.e., options with an exercise price greater than the weighted average closing price of a unit for the relevant period) from the diluted net income per unit computation due to their anti-dilutive effect. For the three months and nine months ended September 30, 2008, we excluded 5,073,605 and 3,664,405, respectively, out-of-the-money options from the diluted net income per unit computation due to their anti-dilutive effect.

5.	Investments

Investments consist of:

	September 30, 2009	December 31, 2008
	(in thousands)

Available-for-sale	$20,734	$7,566
Trading:
Deferred compensation related	421,473	238,136
United States Treasury Bills	25,993	52,694
Other	76,707	31,717
Investments in limited partnership hedge funds:
Deferred compensation related	75,780	67,673
Other	2,890	2,191
Private equity investments	179,976	176,823
Other investments	1,483	1,043
Total investments	$805,036	$577,843

Total investments related to deferred compensation obligations of $497.3 million and $305.8 million as of September 30, 2009 and December 31, 2008, respectively, consist of company-sponsored mutual funds and limited partnership hedge funds. We typically purchase the investments that are notionally elected by deferred compensation plan participants and maintain them in a consolidated rabbi trust or separate custodial account. The rabbi trust and custodial account enable us to hold such investments separate from our other assets for the purpose of settling our obligations to participants. The investments held in the rabbi trust and custodial account remain available to the general creditors of AllianceBernstein.

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

United States Treasury Bills are held by SCB LLC in their investment account and are pledged as collateral with clearing organizations.

Index

6.	Fair Value

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date. The three broad levels of fair value hierarchy are as follows:

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

Assets Measured at Fair Value on a Recurring Basis

The following table summarizes the valuation of our financial instruments by pricing observability levels as of September 30, 2009:

	Level 1	Level 2	Level 3	Total
	(in thousands)

Cash equivalents	$164,377	$111,948	$—	$276,325
Securities segregated	—	1,247,808		1,247,808
Receivables from brokers and dealers	—	854	—	854
Investments – available-for-sale	20,734	—	—	20,734
Investments – trading
Mutual fund investments	435,809	—	—	435,809
Equity and fixed income securities	52,844	8,582	945	62,371
U.S. Treasury Bills	—	25,993	—	25,993
Investments – private equity	12,852	54,956	102,168	169,976
Total assets measured at fair value	$686,616	$1,450,141	$103,113	$2,239,870

Payables to brokers and dealers	$26,267	$—	$—	$26,267
Total liabilities measured at fair value	$26,267	$—	$—	$26,267

Index

The following table summarizes the valuation of our financial instruments pricing observability levels as of December 31, 2008:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents	$184,404	$—	$—	$184,404
Securities segregated	—	2,524,698	—	2,524,698
Receivables from brokers and dealers	(46)	680	—	634
Investments – available-for-sale	7,566	—	—	7,566
Investments – trading
Mutual fund investments	237,529	—	—	237,529
Equity and fixed income securities	25,027	6,874	423	32,324
U.S. Treasury Bills	—	52,694	—	52,694
Investments – private equity	4,694	—	162,129	166,823
Total assets measured at fair value	$459,174	$2,584,946	$162,552	$3,206,672

Payables to brokers and dealers	$167	$—	$—	$167
Total liabilities measured at fair value	$167	$—	$—	$167

Following is a description of the fair value methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy:

•
Cash equivalents: We invest excess cash in various money market funds that are valued based on quoted prices in active markets; these are included in Level 1 of the valuation hierarchy. We also hold United Kingdom Treasury Bills, which are valued based on quoted yields in secondary markets and are included in Level 2 of the valuation hierarchy.

•
Securities segregated: We hold United States Treasury Bills, which are segregated in a special reserve bank custody account as required by Rule 15c3-3 of the Exchange Act. These securities are valued based on quoted yields in secondary markets and are included in Level 2 of the valuation hierarchy.

•
Receivables from brokers and dealers: We hold several exchange-traded futures and currency forward contracts with counterparties that are included in Level 1 and Level 2, respectively, of the valuation hierarchy.

•
Investments – available-for-sale and trading: Our available-for-sale investments consist principally of company-sponsored mutual funds with exchange listed net asset values. Our trading investments mainly comprise company-sponsored mutual funds with exchange listed net asset values, United States Treasury Bills, exchange-traded options and various separately managed portfolios consisting primarily of equity securities with quoted prices in active markets. These investments are included in Level 1 or Level 2 of the valuation hierarchy. Trading investments also include a separately managed portfolio of fixed income securities that are included in Level 2 or Level 3 of the valuation hierarchy.

•
Investments – private equity: The valuation of non-public private equity investments held by a consolidated venture capital fund requires significant management judgment due to the absence of quoted market prices, inherent lack of liquidity and the long-term nature of such investments. Private equity investments are valued initially at cost. The carrying values of private equity investments are adjusted either up or down from cost to reflect expected exit values as evidenced by financing and sale transactions with third parties, or when determination of a valuation adjustment is confirmed through ongoing review in accordance with our valuation policies and procedures. A variety of factors are reviewed and monitored to assess positive and negative changes in valuation including, but not limited to, current operating performance and future expectations of investee companies, industry valuations of comparable public companies, changes in market outlook and the third party financing environment over time. In determining valuation adjustments resulting from the investment review process, particular emphasis is placed on current company performance and market conditions. Non-public equity investments are included in Level 3 of the valuation hierarchy because they trade infrequently and, therefore, the fair value is unobservable. If they contain trading restrictions, publicly-traded equity investments are included in Level 2 of the valuation hierarchy.

•	Payables to brokers and dealers: Securities sold but not yet purchased and short positions in exchange-traded options are included in Level 1 of the valuation hierarchy.

Index

The following table summarizes the changes in carrying value associated with Level 3 financial instruments carried at fair value:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands)

Balance as of beginning of period	$132,130	$163,896	$162,552	$125,020

Transfer (out) in, net	(55,037)	—	(85,417)	—
Purchases (sales), net	1,384	15,984	7,788	30,253
Realized gains (losses), net	114	9	905	9
Unrealized gains (losses), net	24,522	7,942	17,285	32,549
Balance as of end of period	$103,113	$187,831	$103,113	$187,831

Realized and unrealized gains and losses on Level 3 financial instruments are recorded in investment gains and losses on the condensed consolidated statements of income. Substantially all of the Level 3 investments are private equity investments held by a consolidated venture capital fund, of which we own 10% and non-controlling interests own 90%.

Assets Measured at Fair Value on a Nonrecurring Basis

We adopted ASC 820-10-65-1 for nonfinancial assets and nonfinancial liabilities on January 1, 2009. There were no impairments recognized for goodwill, intangible assets or other long-lived assets for the nine months ended September 30, 2009.

7.	Commitments and Contingencies

Deferred Sales Commission Asset

Payments of sales commissions made by AllianceBernstein Investments to financial intermediaries in connection with the sale of back-end load shares under our mutual fund distribution system (the “System”) are capitalized as deferred sales commissions (“deferred sales commission asset”) and amortized over periods not exceeding five and one-half years for U.S. mutual fund shares and four years for non-U.S. mutual fund shares, the periods of time during which the deferred sales commission asset is expected to be recovered. CDSC cash recoveries are recorded as reductions of unamortized deferred sales commissions when received. The amount recorded for the net deferred sales commission asset was $97.0 million as of September 30, 2009. Payments of sales commissions made by AllianceBernstein Investments to financial intermediaries in connection with the sale of back-end load shares under the System, net of CDSC received of $11.2 million and $18.2 million, totaled approximately $25.6 million and $20.2 million during the nine months ended September 30, 2009 and 2008, respectively. Effective January 31, 2009, back-end load shares are no longer offered to new investors in our U.S. mutual funds.

Management tests the deferred sales commission asset for impairment quarterly by comparing undiscounted future cash flows to the recorded value, net of accumulated amortization. Significant assumptions utilized to estimate the company’s future average assets under management and undiscounted future cash flows from back-end load shares are updated quarterly and include expected future market levels and redemption rates. Market assumptions are selected using a long-term view of expected average market returns based on historical returns of broad market indices. As of September 30, 2009, management used average market return assumptions of 5% for fixed income securities and 8% for equities to estimate annual market returns. Higher actual average market returns would increase undiscounted future cash flows, while lower actual average market returns would decrease undiscounted future cash flows. Future redemption rate assumptions range from 18% to 24% for U.S. fund shares and 28% to 36% for non-U.S. fund shares. These assumptions are determined by reference to actual redemption experience over the five-year, three-year, one-year and current periods ended September 30, 2009, calculated as a percentage of our average assets under management represented by back-end load shares. An increase in the actual rate of redemptions would decrease undiscounted future cash flows, while a decrease in the actual rate of redemptions would increase undiscounted future cash flows. These assumptions are reviewed and updated quarterly. Estimates of undiscounted future cash flows and the remaining life of the deferred sales commission asset are made from these assumptions and the aggregate undiscounted future cash flows are compared to the recorded value of the deferred sales commission asset. As of September 30, 2009, management determined that the deferred sales commission asset was not impaired. However, if management determines in the future that the deferred sales commission asset is not recoverable, an impairment condition would exist and a loss would be measured as the amount by which the recorded amount of the asset exceeds its estimated fair value. Estimated fair value is determined using management’s best estimate of future cash flows discounted to a present value amount.

Index

During the three-month and nine-month periods ended September 30, 2009, U.S. equity markets increased by approximately 15.6% and 19.3%, respectively, as measured by the change in the Standard & Poor’s 500 Stock Index and U.S. fixed income markets increased by approximately 3.7% and 5.7%, respectively, as measured by the change in the Barclays Aggregate Bond Index. The redemption rate for domestic back-end load shares was 18.9% and 20.6%, respectively, during the three-month and nine-month periods ended September 30, 2009. Increases in non-U.S. capital markets for the three-month and nine-month periods ended September 30, 2009 ranged from 17.5% to 20.9% and from 24.9% to 64.5%, respectively, as measured by the MSCI World, Emerging Market and EAFE Indices. The redemption rate for non-U.S. back-end load shares was 28.8% and 23.1%, respectively, during the three-month and nine-month periods ended September 30, 2009. Declines in financial markets or higher redemption levels, or both, as compared to the assumptions used to estimate undiscounted future cash flows, as described above, could result in the impairment of the deferred sales commission asset. Due to the volatility of the capital markets and changes in redemption rates, management is unable to predict whether or when a future impairment of the deferred sales commission asset might occur. Any impairment would reduce materially the recorded amount of the deferred sales commission asset with a corresponding charge to earnings.

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

Other

During July 2009, we entered into a subscription agreement under which we committed to invest up to $40 million in a venture capital fund over a six-year period.

During July 2009, we were selected by the U.S. Treasury Department as one of nine pre-qualified investment managers under the Public-Private Investment Program. As part of the program, each investment manager is required to invest a minimum of $20 million in the Public-Private Investment Fund they manage.

8.	Qualified Employee Benefit Plans

We maintain a qualified profit sharing plan (the “Profit Sharing Plan”) covering U.S. employees and certain foreign employees. Employer contributions are discretionary and generally limited to the maximum amount deductible for federal income tax purposes.

We maintain several defined contribution plans for foreign employees in the United Kingdom, Australia, New Zealand, Japan and our other foreign entities. Employer contributions are generally consistent with regulatory requirements and tax limits. Defined contribution expense for foreign entities was $2.1 million and $2.9 million during the three months ended September 30, 2009 and 2008, respectively, and $5.8 million and $9.1 million during the nine months ended September 30, 2009 and 2008, respectively.

Index

We maintain a qualified, noncontributory, defined benefit retirement plan (“Retirement Plan”) covering current and former employees who were employed by AllianceBernstein in the United States prior to October 2, 2000. Benefits are based on years of credited service, average final base salary (as defined), and primary Social Security benefits. Service and compensation after December 31, 2008 are not taken into account in determining participants’ retirement benefits.

Our policy is to satisfy our funding obligation for each year in an amount not less than the minimum required by ERISA and not greater than the maximum amount we can deduct for federal income tax purposes. We contributed $12.8 million to the Retirement Plan during 2009 and we do not plan to make additional contributions this year. Contribution estimates, which are subject to change, are based on regulatory requirements, future market conditions and assumptions used for actuarial computations of the Retirement Plan’s obligations and assets. Management, at the present time, is unable to determine the amount, if any, of additional future contributions that may be required.

Net expense under the Retirement Plan consisted of:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands)

Service cost	$—	$706	$—	$2,290
Interest cost on projected benefit obligations	1,112	1,257	3,308	3,739
Expected return on plan assets	(786)	(1,147)	(2,324)	(3,443)
Recognized actuarial loss	107	—	325	—
Amortization of prior service credit	—	(107)	—	(325)
Amortization of transition asset	(36)	(36)	(108)	(108)
Net pension charge	$397	$673	$1,201	$2,153

9.	Units Outstanding

The following table summarizes the activity in units during the first nine months of 2009:

Outstanding as of December 31, 2008	263,717,610
Options to buy Holding Units exercised	—
Holding Units issued	2,430,742
Holding Units forfeited	(1,520)
Outstanding as of September 30, 2009	266,146,832

Holding Units issued pertain to Holding Units newly issued under our Amended and Restated 1997 Long Term Incentive Plan and include: (i) restricted Holding Unit awards to independent members of the Board of Directors of the General Partner, (ii) restricted Holding Unit awards to certain key employees, (iii) Holding Unit issuances to fund deferred compensation investment elections by plan participants, (iv) Century Club Plan Holding Unit awards to AllianceBernstein employees whose primary responsibilities are to assist in the distribution of company-sponsored mutual funds, and (v) Holding Unit issuances in connection with certain employee separation agreements.

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

Our income tax provision for the first quarter of 2009 included a $3.4 million expense relating to an under-accrual of estimated foreign taxes in the fourth quarter of 2008.  This adjusting entry was not material to the income tax provision or income tax liability in our condensed consolidated financial statements or to the results of operations and financial condition in any prior reporting period.

Index

11.	Debt

Total credit available, debt outstanding and weighted average interest rates as of September 30, 2009 and December 31, 2008 were as follows:

	September 30, 2009			December 31, 2008
	Credit Available	Debt Outstanding	Interest Rate	Credit Available	Debt Outstanding	Interest Rate
			(in millions)

Revolving credit facility(1)	$973.0	$—	—%	$$715.2	$—	—%
Commercial paper(1)	27.0	27.0	0.3	284.8	284.8	1.8
Total revolving credit facility – AllianceBernstein(1)	1,000.0	27.0	0.3	1,000.0	284.8	1.8
Revolving credit facility – SCB LLC(1)	950.0	25.0	0.3	950.0	—	—
Uncommitted lines of credit – SCB LLC	—	—	—	—	—	—
Uncommitted bank facilities – SCB LLC	—	—	—	—	—	—
Total	$1,950.0	$52.0	0.3	$1,950.0	$284.8	1.8
___________________
(1)	Commercial paper and amounts outstanding under the revolving credit facility are short-term in nature and, as such, recorded value is estimated to approximate fair value.

AllianceBernstein has a $1.0 billion five-year revolving credit facility with a group of commercial banks and other lenders which expires in 2011. The revolving credit facility is intended to provide back-up liquidity for our $1.0 billion commercial paper program, although we borrow directly under the facility from time to time. Amounts borrowed under the commercial paper program reduce amounts available for direct borrowing under the revolving credit facility on a dollar-for-dollar basis. Our interest rate, at our option, is a floating rate generally based upon a defined prime rate, a rate related to the London Interbank Offered Rate (“LIBOR”) or the Federal Funds rate. The revolving credit facility contains covenants which, among other things, require us to meet certain financial ratios. We are in compliance with these covenants.

SCB LLC has a $950 million three-year revolving credit facility with a group of commercial banks to fund its obligations resulting from engaging in certain securities trading and custody activities for private clients. Under the revolving credit facility, the interest rate, at the option of SCB LLC, is a floating rate generally based upon a defined prime rate, a rate related to LIBOR or the Federal Funds rate. This revolving credit facility contains covenants which, among other things, require AllianceBernstein, as guarantor, to meet the same financial ratios contained in its $1.0 billion revolving credit facility. We are in compliance with these covenants.

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

SCB LLC has four separate uncommitted credit facilities with various banks totaling $525 million, a decrease from five facilities totaling $775 million as of December 31, 2008.  In addition, SCB LLC has two lines of credit with a commercial bank as of September 30, 2009 and December 31, 2008, one for $75 million secured by pledges of U.S. Treasury Bills and a second for $50 million secured by pledges of equity securities.

Index

12.	Comprehensive Income

Comprehensive income consisted of:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands)

Net income	$226,495	$229,080	$387,601	$778,928
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investments	3,305	(448)	4,706	(4,225)
Foreign currency translation adjustment	(3,181)	(50,354)	45,213	(39,985)
Changes in retirement plan related items	70	(101)	216	(434)
Comprehensive income	226,689	178,177	437,736	734,284
Comprehensive (income) loss in consolidated entities attributable to non-controlling interests	(29,092)	(7,165)	(27,266)	(29,571)
Comprehensive income attributable to AllianceBernstein Unitholders	$197,597	$171,012	$410,470	$704,713

13.  Changes in Capital

Changes in capital consisted of:

	Partners’ Capital Attributable to AllianceBernstein Unitholders	Non-Controlling Interests In Consolidated Entities	Total Capital
	(in thousands)

Balance as of December 31, 2008	$4,317,659	$169,167	$4,486,826
Comprehensive income (loss):
Net income (loss)	364,487	23,114	387,601
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investments	4,430	276	4,706
Foreign currency translation adjustment	41,337	3,876	45,213
Changes in retirement plan related items	216	—	216
Comprehensive income (loss)	410,470	27,266	437,736

Cash distributions	(265,699)	—	(265,699)
Capital contributions from (distributions to)	2,751	(19,369)	(16,618)
Compensation-related transactions	51,605	—	51,605
Balance as of September 30, 2009	$4,516,786	$177,064	$4,693,850

14.	Accounting Pronouncements

In December 2008, the FASB issued ASC 715-20-65, which requires companies to disclose information about fair value measurements of retirement plan assets. The provisions of FASB ASC 715-20-65 are effective for fiscal years ending after December 15, 2009 and are not expected to have a material impact on our consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167 (“SFAS No. 167”), “Amendments to FASB Interpretation No. 46(R)”. This standard changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. This standard will require additional disclosures about involvement with variable interest entities and any significant changes in risk exposure due to that involvement, including how involvement with a variable interest entity affects the financial statements. The provisions of this standard are effective January 1, 2010. Management is currently evaluating the impact that the adoption of this standard will have on our consolidated financial statements. The adoption of this standard may require that a significant amount of assets, liabilities, revenues and expenses of certain variable interest entities in which we have a minimal financial ownership interest be included in our consolidated financial statements, with corresponding offsets to non-controlling interests.

Index

Report of Independent Registered Public Accounting Firm

To the General Partner and Unitholders
AllianceBernstein L.P.

We have reviewed the accompanying condensed consolidated statement of financial condition of AllianceBernstein L.P. (“AllianceBernstein”) as of September 30, 2009, the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2009 and 2008, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2009 and 2008. These interim financial statements are the responsibility of the management of AllianceBernstein Corporation, the General Partner.

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

/s/PricewaterhouseCoopers LLP
New York, New York
October 29, 2009

Index

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Global capital markets continued to improve in the third quarter of 2009, with strong absolute returns in both equity and credit, and a majority of our investment services outperformed their benchmarks and/or peer averages.  Our fixed income services were markedly strong, with many of our retail services now outperforming peer averages for 2009 as well as in one-, three-, five- and ten-year comparisons.  In addition, many of our institutional services outperformed their benchmarks.  Value equity services continued to outperform, and a strong 2009 has significantly improved one-year performance comparisons.  Notably, our “Strategic Value” services, which emphasize our best research ideas, have materially outperformed their benchmarks.  Although a number of our institutional growth equity services underperformed for the quarter, U.S. Large-Cap Growth continued to outperform and most retail growth services outperformed their peer averages.

Our client assets under management (“AUM”) declined $91.8 billion, or 15.6%, to $497.8 billion during the 12 months ended September 30, 2009 due to equity market depreciation and substantial net outflows.  However, AUM increased $50.8 billion, or 11.4%, during the third quarter of 2009, as positive investment returns of $63.7 billion were only partially offset by lower net outflows. Total net outflows for the quarter were $12.9 billion, down from $24.0 billion in the second quarter of 2009, with more than one-half occurring during the month of July.  Outflows slowed in all three distribution channels, most notably in the Institutional channel.

Institutional Investment Services AUM increased $29.7 billion, or 10.7%, to $307.5 billion during the quarter, due to strong investment returns and a 46.5% sequential decline in net asset outflows to $10.0 billion from $18.7 billion in the second quarter of 2009. Importantly, gross sales improved significantly to $5.3 billion in the quarter compared to $1.3 billion in the second quarter of 2009. Our strong relative performance year-to-date led to some significant new account wins in the third quarter of 2009, most notably in fixed income and regional value services. Additionally, we secured more than $500 million in Public-Private Investment Program commitments from a diverse group of current and prospective clients across the globe. Our pipeline of won but unfunded mandates increased 20.4% compared to the second quarter of 2009 to $3.4 billion.

Retail Services AUM increased $14.1 billion, or 13.8%, to $116.7 billion during the quarter. Gross sales increased $1.4 billion, or 32.0%, to $5.9 billion and redemptions, which remained at long-term averages, were also $5.9 billion. Net inflows from fixed income services were $2.2 billion, up from $0.8 billion in the second quarter of 2009. Our mutual fund performance remains strong as 69% of our mutual funds are in the top 50% of our peer groups.

Private Client Services AUM increased during the quarter by $7.0 billion, or 10.5%, to $73.6 billion. Net outflows of $1.0 billion represent a 44.3% decline compared to the second quarter of 2009, as gross sales improved and account closings and withdrawals continued to moderate.  Interactions with current and prospective clients continue to indicate a shift from extreme risk aversion to future wealth creation through diversified stock and bond portfolios. Although our financial advisor headcount remained flat compared to the second quarter of 2009, we anticipate adding new financial advisors in the first quarter of 2010.

While Institutional Research Services revenues declined $15.6 million, or 12.4%, compared to the prior year’s record quarter, they were flat compared to the second quarter of 2009.  Recent data from independent surveys indicate year-over-year market share gains in the first half of 2009 across geographies, especially in Europe. We have continued to invest in our trading platform, and recent investments in both European electronic and U.S. equity derivatives trading made meaningful contributions to third quarter revenues.

Net revenues decreased $35.0 million, or 4.2%, compared to the third quarter of 2008. Advisory fees revenues declined compared to the third quarter of 2008 by $229.1 million, or 32.1%, reflecting the impact of lower AUM. Conversely, investment gains (losses) had a favorable variance of $238.6 million, the result of current quarter gains of  $106.7 million, primarily from gains on investments related to employee deferred compensation awards and our venture capital fund, as compared to $131.9 million of losses in the prior-year quarter.

Although over the past twelve months we have undertaken initiatives resulting in significant reductions in operating expenses and capital expenditures (as we describe in detail below in Expense Reduction), the impact of marking-to-market employee deferred compensation investments and a significant insurance reimbursement we received in the prior-year quarter have resulted in a decline in operating expenses of only $7.1 million, or 1.2%, compared to the third quarter of 2008. Employee compensation and benefits increased $7.3 million, or 2.2%, as lower salaries, commissions and other compensation expenses were more than offset by a $67.7 million increase in deferred compensation expense due to higher related investment values. Promotion and servicing expenses declined by $28.8 million, or 20.6%, compared to the third quarter of 2008, due primarily to lower distribution plan expenses. General and administrative expenses increased $15.8 million, or 13.8%, compared to the third quarter of 2008, as net foreign exchange gains and lower technology and occupancy costs were more than offset by the impact of a $35.3 million insurance reimbursement recieved in the prior-year quarter.

Index

Operating income declined 11.1% from the third quarter of 2008 to $223.5 million, while net income attributable to AllianceBernstein Unitholders fell by only 9.2% due to the recognition of a $10.0 million contingent payment related to the 2005 sale of our cash management business and lower income taxes.  Operating margin fell to 24.4% from 28.8% in the third quarter of 2008 but increased by 6.1% compared to the second quarter of 2009. Diluted net income per AllianceBernstein Unit declined 10.8% to $0.74 year-over-year, but distributions per AllianceBernstein Unit increased 5.7%, as the insurance reimbursement received in the third quarter of 2008 was not included in that quarter’s cash distribution.

We believe that the rise in the global capital markets reflects a rational adjustment to accumulating evidence that global economies have stabilized, and we anticipate that the global economy will grow modestly in 2010. Nonetheless, risks remain, such as tight credit and depressed consumer spending. Risk aversion is declining, but still high, among investors.

For AllianceBernstein, the third quarter of 2009 showed the beneficial impact of strong investment performance as net outflows fell by 46.3% compared to the second quarter of 2009. A continuation of strong investment performance is paramount in order for AllianceBernstein to resume organic growth in AUM.

 Expense Reduction

The substantial decrease in AUM and the resulting decrease in fee revenues from levels during the first nine months of 2008 have led us to undertake initiatives resulting in significant reductions in operating expenses and capital expenditures.

We reduced our headcount by 453 during the first nine months of 2009 to 4,544, which, along with the reduction in force that occurred during the fourth quarter of 2008, represents a reduction of nearly 1,100 staff members, a 20% decline from our headcount peak during the third quarter of 2008. These actions reduced our fixed compensation costs (salaries and fringe benefits) by approximately $110 million on an annualized basis. In taking these measures, we have retained the intellectual capital required to service our clients and grow our business.

We have also reduced other controllable operating expenses, including print, mail, travel and entertainment, recruitment, seminars, market data services, communications, temporary help and technology consulting, at an annualized rate of approximately $85 million. In addition, we have eliminated or deferred nearly $150 million of planned capital expenditures since the beginning of 2008.

Recent financial results have begun to demonstrate the leverage inherent in our business model, which will increase should our AUM and revenues continue to grow and our lower expense base remains stable.

Index

Assets Under Management

Assets under management by distribution channel were as follows:

	As of September 30,
	2009	2008	$ Change	% Change
	(in billions)

Institutional Investments	$307.5	$378.6	$(71.1)	(18.8)%
Retail	116.7	125.8	(9.1)	(7.2)
Private Client	73.6	85.2	(11.6)	(13.6)
Total	$497.8	$589.6	$(91.8)	(15.6)

Assets under management by investment service were as follows:

	As of September 30,
	2009	2008	$ Change	% Change
	(in billions)
Equity
Value:
U.S.	$45.3	$72.2	$(26.9)	(37.2)%
Global & international	130.4	179.9	(49.5)	(27.6)
	175.7	252.1	(76.4)	(30.3)
Growth:
U.S.	36.3	49.7	(13.4)	(26.9)
Global & international	57.0	81.9	(24.9)	(30.4)
	93.3	131.6	(38.3)	(29.1)

Total Equity	269.0	383.7	(114.7)	(29.9)

Fixed Income:
U.S.	111.8	106.8	5.0	4.7
Global & international	84.1	80.3	3.8	4.7
	195.9	187.1	8.8	4.7
Other (1):
U.S.	22.7	11.9	10.8	90.7
Global & international	10.2	6.9	3.3	49.6
	32.9	18.8	14.1	75.6
Total:
U.S.	216.1	240.6	(24.5)	(10.2)
Global & international	281.7	349.0	(67.3)	(19.3)
Total	$497.8	$589.6	$(91.8)	(15.6)
______________
(1) Includes index, structured and asset allocation services.

Index

Changes in assets under management for the three-month period ended September 30, 2009 were as follows:

	Distribution Channel				Investment Service
	Institutional Investments	Retail	Private Client	Total	Value Equity	Growth Equity	Fixed Income	Other(1)	Total
	(in billions)

Balance as of June 30, 2009	$277.8	$102.6	$66.6	$447.0	$155.8	$84.2	$178.0	$29.0	$447.0
Long-term flows:
Sales/new accounts	5.3	5.9	2.0	13.2	2.6	1.4	8.9	0.3	13.2
Redemptions/terminations	(12.5)	(5.9)	(1.5)	(19.9)	(10.4)	(4.4)	(4.6)	(0.5)	(19.9)
Cash flow/unreinvested dividends	(2.8)	(1.9)	(1.5)	(6.2)	(3.6)	(1.9)	(0.2)	(0.5)	(6.2)
Net long-term (outflows) inflows	(10.0)	(1.9)	(1.0)	(12.9)	(11.4)	(4.9)	4.1	(0.7)	(12.9)
Market appreciation	39.7	16.0	8.0	63.7	31.3	14.0	13.8	4.6	63.7
Net change	29.7	14.1	7.0	50.8	19.9	9.1	17.9	3.9	50.8
Balance as of September 30, 2009	$307.5	$116.7	$73.6	$497.8	$175.7	$93.3	$195.9	$32.9	$497.8
________________
(1)	Includes index, structured and asset allocation services.

Changes in assets under management for the nine-month period ended September 30, 2009 were as follows:

	Distribution Channel				Investment Service
	Institutional Investments	Retail	Private Client	Total	Value Equity	Growth Equity	Fixed Income	Other(1)	Total
	(in billions)

Balance as of December 31, 2008	$291.4	$101.6	$69.0	$462.0	$172.4	$88.3	$177.1	$24.2	$462.0
Long-term flows:
Sales/new accounts	11.9	15.2	5.1	32.2	6.1	4.7	17.5	3.9	32.2
Redemptions/terminations	(43.7)	(19.8)	(6.3)	(69.8)	(35.8)	(17.0)	(15.5)	(1.5)	(69.8)
Cash flow/unreinvested dividends	(10.3)	(4.2)	(5.0)	(19.5)	(8.9)	(4.7)	(5.8)	(0.1)	(19.5)
Net long-term (outflows) inflows	(42.1)	(8.8)	(6.2)	(57.1)	(38.6)	(17.0)	(3.8)	2.3	(57.1)
Transfers	0.2	—	(0.2)	—	—	—	—	—	—
Market appreciation	58.0	23.9	11.0	92.9	41.9	22.0	22.6	6.4	92.9
Net change	16.1	15.1	4.6	35.8	3.3	5.0	18.8	8.7	35.8
Balance as of September 30, 2009	$307.5	$116.7	$73.6	$497.8	$175.7	$93.3	$195.9	$32.9	$497.8
________________
(1)	Includes index, structured and asset allocation services.

Changes in assets under management for the twelve-month period ended September 30, 2009 were as follows:

	Distribution Channel				Investment Service
	Institutional Investments	Retail	Private Client	Total	Value Equity	Growth Equity	Fixed Income	Other(1)	Total
	(in billions)

Balance as of September 30, 2008	$378.6	$125.8	$85.2	$589.6	$252.1	$131.6	$187.1	$18.8	$589.6
Long-term flows:
Sales/new accounts	17.8	18.8	6.9	43.5	10.6	6.5	21.8	4.6	43.5
Redemptions/terminations	(56.2)	(30.0)	(9.5)	(95.7)	(48.1)	(24.3)	(21.8)	(1.5)	(95.7)
Cash flow/unreinvested dividends	(14.0)	(6.6)	(7.5)	(28.1)	(16.3)	(10.8)	(10.4)	9.4	(28.1)
Net long-term (outflows) inflows	(52.4)	(17.8)	(10.1)	(80.3)	(53.8)	(28.6)	(10.4)	12.5	(80.3)
Transfers	(10.1)	10.3	(0.2)	—	—	—	—	—	—
Market (depreciation) appreciation	(8.6)	(1.6)	(1.3)	(11.5)	(22.6)	(9.7)	19.2	1.6	(11.5)
Net change	(71.1)	(9.1)	(11.6)	(91.8)	(76.4)	(38.3)	8.8	14.1	(91.8)
Balance as of September 30, 2009	$307.5	$116.7	$73.6	$497.8	$175.7	$93.3	$195.9	$32.9	$497.8
________________
(1)	Includes index, structured and asset allocation services.

Index

Average assets under management by distribution channel and investment service were as follows:

	Three Months Ended				Nine Months Ended
	9/30/09	9/30/08	$ Change	% Change	9/30/09	9/30/08	$ Change	% Change
	(in billions)
Distribution Channel:
Institutional Investments	$293.4	$430.3	$(136.9)	(31.8)%	$279.8	$464.6	$(184.8)	(39.8)%
Retail	110.1	145.0	(34.9)	(24.1)	101.4	160.2	(58.8)	(36.7)
Private Client	70.4	93.9	(23.5)	(25.0)	67.1	100.1	(33.0)	(33.0)
Total	$473.9	$669.2	$(195.3)	(29.2)	$448.3	$724.9	$(276.6)	(38.2)

Investment Service:
Value Equity	$167.0	$297.5	$(130.5)	(43.9)%	$157.6	$333.9	$(176.3)	(52.8)%
Growth Equity	89.2	155.2	(66.0)	(42.5)	84.0	170.5	(86.5)	(50.7)
Fixed Income	186.6	195.7	(9.1)	(4.7)	179.5	199.0	(19.5)	(9.8)
Other (1)	31.1	20.8	10.3	49.9	27.2	21.5	5.7	26.4
Total	$473.9	$669.2	$(195.3)	(29.2)	$448.3	$724.9	$(276.6)	(38.2)
____________________
(1)	Includes index, structured and asset allocation services.

Consolidated Results of Operations

	Three Months Ended				Nine Months Ended
	9/30/09	9/30/08	$ Change	% Change	9/30/09	9/30/08	$ Change	% Change
	(in millions, except per unit amounts)

Net revenues	$806.0	$841.0	$(35.0)	(4.2)%	$2,125.0	$2,933.6	$(808.6)	(27.6)%
Expenses	582.5	589.6	(7.1)	(1.2)	1,734.4	2,079.7	(345.3)	(16.6)
Operating income	223.5	251.4	(27.9)	(11.1)	390.6	853.9	(463.3)	(54.3)
Non-operating income	16.8	4.9	11.9	242.8	29.1	13.3	15.8	119.4
Income before income taxes	240.3	256.3	(16.0)	(6.2)	419.7	867.2	(447.5)	(51.6)
Income taxes	13.8	27.3	(13.5)	(49.2)	32.1	88.3	(56.2)	(63.7)
Net income	226.5	229.0	(2.5)	(1.1)	387.6	778.9	(391.3)	(50.2)
Net income in consolidated entities attributable to non-controlling interests	(27.2)	(9.5)	(17.7)	184.3	(23.1)	(31.6)	8.5	(27.0)
Net income attributable to AllianceBernstein Unitholders	$199.3	$219.5	$(20.2)	(9.2)	$364.5	$747.3	$(382.8)	(51.2)

Diluted net income per AllianceBernstein Unit	$0.74	$0.83	$(0.09)	(10.8)	$1.36	$2.83	$(1.47)	(51.9)

Distributions per AllianceBernstein Unit (1)	$0.74	$0.70	$0.04	5.7	$1.36	$2.70	$(1.34)	(49.6)

Operating margin (2)	24.4%	28.8%			17.3%	28.0%
________________
(1)	Third quarter 2008 distribution excludes a $35.3 million insurance reimbursement received in that quarter.
(2)	Operating income including net income attributable to non-controlling interests as a percentage of net revenues.

Net income attributable to AllianceBernstein Unitholders for the three months and nine months ended September 30, 2009 decreased $20.2 million, or 9.2%, and $382.8 million, or 51.2%, respectively, from the corresponding periods in 2008. This decrease was primarily due to lower investment advisory fees and distribution revenues, partially offset by higher investment gains, lower promotion and servicing expenses, and for the nine-month period, lower employee compensation and benefits expenses.

Index

Net Revenues

The following table summarizes the components of total net revenues:

	Three Months Ended				Nine Months Ended
	9/30/09	9/30/08	$ Change	% Change	9/30/09	9/30/08	$ Change	% Change
	(in millions)
Investment advisory and services fees:
Institutional Investments:
Base fees	$202.9	$307.6	$(104.7)	(34.0)%	$580.1	$1,009.5	$(429.4)	(42.5)%
Performance-based fees	—	—	—	—	12.5	10.4	2.1	19.9
	202.9	307.6	(104.7)	(34.0)	592.6	1,019.9	(427.3)	(41.9)
Retail:
Base fees	135.9	192.2	(56.3)	(29.3)	369.4	627.6	(258.2)	(41.1)
Performance-based fees	—	—	—	—	—	—	—	—
	135.9	192.2	(56.3)	(29.3)	369.4	627.6	(258.2)	(41.1)
Private Client:
Base fees	145.1	213.1	(68.0)	(31.9)	414.3	676.0	(261.7)	(38.7)
Performance-based fees	0.2	0.3	(0.1)	(43.7)	0.9	1.6	(0.7)	(41.8)
	145.3	213.4	(68.1)	(31.9)	415.2	677.6	(262.4)	(38.7)
Total:
Base fees	483.9	712.9	(229.0)	(32.1)	1,363.8	2,313.1	(949.3)	(41.0)
Performance-based fees	0.2	0.3	(0.1)	(40.7)	13.4	12.0	1.4	11.6
	484.1	713.2	(229.1)	(32.1)	1,377.2	2,325.1	(947.9)	(40.8)

Distribution revenues	73.8	96.7	(22.9)	(23.7)	196.4	313.9	(117.5)	(37.4)
Institutional research services	109.3	124.9	(15.6)	(12.4)	325.8	353.6	(27.8)	(7.9)
Dividend and interest income	5.0	19.0	(14.0)	(73.8)	19.4	71.3	(51.9)	(72.9)
Investment gains (losses)	106.7	(131.9)	238.6	n/m	130.7	(187.1)	317.8	n/m
Other revenues	27.9	28.2	(0.3)	(1.0)	79.4	89.7	(10.3)	(11.5)
Total revenues	806.8	850.1	(43.3)	(5.1)	2,128.9	2,966.5	(837.6)	(28.2)
Less: interest expense	0.8	9.1	(8.3)	(91.4)	3.9	32.9	(29.0)	(88.1)
Net revenues	$806.0	$841.0	$(35.0)	(4.2)	$2,125.0	$2,933.6	$(808.6)	(27.6)

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

For the three months and nine months ended September 30, 2009, our investment advisory and services fees decreased 32.1% and 40.8%, respectively, from the corresponding periods in 2008, primarily due to a decrease of 29.2% and 38.2%, respectively, in average assets under management and the impact of a shift in product mix toward fixed income and domestic equity services, which generally have lower fee rates. For the three months and nine months ended September 30, 2009, performance-based fees aggregated $0.2 million and $13.4 million, respectively, including $12.1 million earned in the first quarter of 2009 from the liquidation of the All Asset Deep Value Fund. This compares to $0.3 million and $12.0 million earned, respectively, in the three months and nine months ended September 30, 2008, from long-only client accounts.

Our institutional investment advisory and services base fees for the three months and nine months ended September 30, 2009 decreased $104.7 million, or 34.0%, and $429.4 million, or 42.5%, respectively, from the corresponding periods ended September 30, 2008, primarily as a result of a decrease of 31.8% and 39.8%, respectively, in average assets under management and the impact of the shift in product mix.

Retail investment advisory and services base fees for the three months and nine months ended September 30, 2009 decreased by $56.3 million, or 29.3%, and $258.2 million, or 41.1%, respectively, from the corresponding periods in 2008, as average assets under management decreased by 24.1% and 36.7%, respectively, and fee realization rates declined due to product mix changes.

Private client investment advisory and services base fees for the three months and nine months ended September 30, 2009 decreased by $68.0 million, or 31.9%, and $261.7 million, or 38.7%, respectively, from the corresponding periods in 2008, primarily as a result of lower base fees reflecting decreases in billable assets under management of 27.6% and 33.2%, respectively, and the impact of product mix changes.

Distribution Revenues

AllianceBernstein Investments and AllianceBernstein (Luxembourg) S.A. (each a wholly-owned subsidiary of AllianceBernstein) act as distributor and/or placing agent of company-sponsored mutual funds and receive distribution services fees from certain of those funds as partial reimbursement of the distribution expenses they incur.

Distribution revenues for the three months and nine months ended September 30, 2009 decreased $22.9 million, or 23.7%, and $117.5 million, or 37.4%, respectively, compared to the corresponding periods in 2008, principally due to lower average mutual fund assets under management.

Institutional Research Services

Institutional Research Services revenue consists principally of brokerage transaction charges received for providing equity research and brokerage-related services to institutional investors.

Revenues from Institutional Research Services for the three months and nine months ended September 30, 2009 reflect a decrease of $15.6 million, or 12.4%, and $27.8 million, or 7.9%, respectively, from the corresponding periods in 2008. The decreases reflect lower levels of client trading activity and lower security valuations in European markets, partially offset by market share gains.

Dividend and Interest Income and Interest Expense

Dividend and interest income consists primarily of investment income and interest earned on United States Treasury Bills. Interest expense principally reflects interest accrued on cash balances in customers’ brokerage accounts.

Dividend and interest income, net of interest expense, for the three months and nine months ended September 30, 2009 decreased $5.7 million and $22.9 million, respectively, from the corresponding periods in 2008. The decrease was due primarily to lower interest earned on U.S. Treasury Bill balances and other investments, reflecting lower interest rates, partially offset by lower interest expense reflecting lower balances in customers' brokerage accounts and lower interest rates.

Index

Investment Gains (Losses)

Investment gains (losses) consists primarily of realized and unrealized investment gains or losses on trading investments and investments made in our consolidated venture capital fund, realized gains or losses on the sale of our available-for-sale investments, and equity in earnings of investments in limited partnership hedge funds that we sponsor and manage.

For the three months and nine months ended September 30, 2009, investment gains (losses) increased $238.6 million and $317.8 million, respectively, in comparison with the corresponding periods in 2008. The increases were due primarily to gains on investments related to deferred compensation plan obligations of $70.9 million and $105.7 million, respectively, in the three months and nine months ended September 30, 2009 compared to losses of $122.7 million and $193.0 million, respectively, in the three months and nine months ended September 30, 2008. In addition, we had higher gains on our seed money trading investments of $18.3 million and $26.8 million, respectively, in the three months and nine months ended September 30, 2009 compared to the comparable prior periods. Also, our venture capital fund had higher gains of $22.6 million in the third quarter of 2009 compared to the third quarter of 2008.

We expect that for 2009 and future years, all deferred awards will be in the form of restricted Holding Units. As a result, the amount of deferred compensation-related investments on which we recognize mark-to-market gains and losses will decline as the corresponding awards previously made vest and are paid.

Other Revenues, Net

Other revenues consist of fees earned for transfer agency services provided to company-sponsored mutual funds, fees earned for administration and recordkeeping services provided to company-sponsored mutual funds and the general accounts of AXA and its subsidiaries, and other miscellaneous revenues.

Other revenues for the three months and nine months ended September 30, 2009 decreased $0.3 million and $10.3 million, respectively, from the corresponding periods in 2008. The decrease was primarily due to lower shareholder servicing fees as a result of fewer accounts.

Expenses

The following table summarizes the components of expenses:

	Three Months Ended				Nine Months Ended
	9/30/09	9/30/08	$ Change	% Change	9/30/09	9/30/08	$ Change	% Change
	(in millions)

Employee compensation and benefits	$335.9	$328.6	$7.3	2.2%	$974.7	$1,190.5	$(215.8)	(18.1)%
Promotion and servicing	110.6	139.4	(28.8)	(20.6)	313.9	454.4	(140.5)	(30.9)
General and administrative	130.1	114.3	15.8	13.8	427.5	407.3	20.2	5.0
Interest	0.5	2.2	(1.7)	(76.8)	2.1	12.0	(9.9)	(82.2)
Amortization of intangible assets	5.4	5.1	0.3	5.0	16.2	15.5	0.7	4.1
Total	$582.5	$589.6	$(7.1)	(1.2)	$1,734.4	$2,079.7	$(345.3)	(16.6)

Employee Compensation and Benefits

We had 4,544 full-time employees as of September 30, 2009, as compared to 4,997 as of December 31, 2008 and 5,663 as of September 30, 2008. Employee compensation and benefits, which represented approximately 58% and 56% of total expenses in the third quarter of 2009 and 2008, respectively, consist of salaries (including severance), estimates of year-end cash incentive awards, vesting of prior period deferred incentive compensation awards, commissions, fringe benefits and other employment costs (including recruitment, training, temporary help and meals).

Base compensation, fringe benefits and other employment costs for the three months and nine months ended September 30, 2009 decreased $30.0 million, or 17.5%, and $84.4 million, or 16.1%, respectively, from the corresponding periods in 2008. The decreases resulted primarily from workforce reductions and lower recruitment, partially offset by higher severance costs. Incentive compensation for the three months and nine months ended September 30, 2009 increased $62.3 million, or 93.3%, and decreased $30.7 million, or 8.4%, respectively, from the corresponding periods in 2008. The increase for the three months ended September 30, 2009 was primarily due to higher deferred compensation expense, reflecting $16.7 million of additional expense in the current quarter due to higher related investment values compared to an expense reduction of $51.0 million in the prior-year quarter due to lower related investment values. The decrease for the nine months ended September 30, 2009 was primarily due to lower estimated year-end cash incentive payments, partially offset by higher deferred compensation expense. Commission expense for the three months and nine months ended September 30, 2009 was lower by $25.0 million, or 27.6%, and by $100.7 million, or 33.4%, respectively, reflecting lower sales volume and revenues across all distribution channels.

Index

Promotion and Servicing

Promotion and servicing expenses, which represented approximately 19% of total expenses in the third quarter of 2009 and approximately 24% of total expenses in the third quarter of 2008, include distribution plan payments to financial intermediaries for distribution of company-sponsored mutual funds and amortization of deferred sales commissions paid to financial intermediaries for the sale of back-end load shares of our mutual funds. See “Capital Resources and Liquidity” in this Item 2 and Note 7 to AllianceBernstein’s condensed consolidated financial statements contained in Item 1 for further discussion of deferred sales commissions. Also included in this expense category are costs related to travel and entertainment, advertising, promotional materials, and investment meetings and seminars for financial intermediaries that distribute our mutual fund products.

Promotion and servicing expenses for the three months and nine months ended September 30, 2009 decreased $28.8 million, or 20.6%, and $140.5 million, or 30.9%, respectively, from the corresponding periods in 2008, primarily due to lower distribution plan payments (resulting from lower average Retail Services assets under management), lower amortization of deferred sales commissions, and lower travel and entertainment expenses.

General and Administrative

General and administrative expenses, which represented approximately 22% and 19% of total expenses in the third quarter of 2009 and 2008, respectively, are costs related to operations, including technology, professional fees, occupancy, communications and similar expenses. General and administrative expenses for the three months and nine months ended September 30, 2009 increased $15.8 million, or 13.8%, and $20.2 million, or 5.0%, respectively, from the corresponding periods in 2008. The increase for the three months ended September 30, 2009 was due to an insurance reimbursement of $35.3 million received in the prior-year quarter, partially offset by incremental foreign exchange gains and lower technology and office-related expenses in the current quarter. For the nine months ended September 30, 2009, the increase was due to the third quarter 2008 insurance reimbursement, partially offset by lower legal costs and lower office-related expenses.

Interest on Borrowings

Interest on our borrowings for the three months and nine months ended September 30, 2009 decreased $1.7 million, or 76.8%, and $9.9 million, or 82.2%, respectively, from the corresponding periods in 2008, primarily as a result of significantly lower interest rates and lower borrowing levels.

Non-Operating Income

Non-operating income consists of contingent purchase price payments earned from the disposition in 2005 of our cash management services. Non-operating income for the three months and nine months ended September 30, 2009 increased $11.9 million and $15.8 million, respectively, due to a one-time $10 million contingent payment we earned during the third quarter of 2009. We will continue to receive annual contingent payments through March 2010.

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

Income tax expense for the three months and nine months ended September 30, 2009 decreased $13.5 million, or 49.2%, and $56.2 million, or 63.7%, respectively, from the corresponding periods in 2008, primarily as a result of lower earnings and a lower effective tax rate, reflecting lower earnings of our foreign subsidiaries where tax rates are generally higher. The nine-month provision was impacted by a first quarter 2009 expense for an under-accrual of foreign taxes in the fourth quarter of 2008.  See Note 10 to AllianceBernstein’s condensed consolidated financial statements contained in Item 1.

Net Income in Consolidated Entities Attributable to Non-Controlling Interests

Our non-controlling interests in consolidated entities consist of 90% limited partner interests in our consolidated venture capital fund (of which 10% is owned by AXA and its subsidiaries and 80% is owned by an unaffiliated client) and 50% interests in consolidated joint ventures in Australia and New Zealand (of which 50% is owned by AXA and its subsidiaries).

Net income attributable to non-controlling interests in earnings of consolidated entities for the three months ended September 30, 2009 increased $17.7 million from the corresponding period in 2008, primarily as a result of higher gains on investments owned by our consolidated venture capital fund. For the nine months ended September 30, 2009, our net income attributable to non-controlling interests decreased $8.5 million due to lower joint venture earnings and lower gains on investments owned by our consolidated venture capital fund.

Index

Impairment Analysis

As of September 30, 2009, management determined that goodwill, intangible assets and the deferred sales commission asset were not impaired. See “Critical Accounting Estimates” in this Item 2 for a discussion of our impairment testing methodology.

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

CAPITAL RESOURCES AND LIQUIDITY

The following table identifies selected items relating to capital resources and liquidity:

	Nine Months Ended September 30,
	2009	2008	% Change
	(in millions)

Total capital, as of September 30	$4,693.9	$4,662.9	0.7%
Cash flow from operations	575.0	874.2	(34.2)
Proceeds from sales (purchases) of investments, net	(6.1)	10.6	n/m
Capital expenditures	(43.5)	(61.2)	(28.9)
Distributions paid to General Partner and unitholders	(265.7)	(835.1)	(68.2)
Purchases of Holding Units to fund deferred compensation plans, net	(0.2)	(3.2)	(92.8)
Additional investments by Holding with proceeds from exercise of compensatory options to buy Holding Units	—	13.4	(100.0)
Repayment of commercial paper, net	(258.7)	(475.4)	(45.6)
Proceeds from bank loans, net	25.0	693.0	(96.4)
Available Cash Flow	365.5	711.6	(48.6)

Cash and cash equivalents of $571.0 million as of September 30, 2009 increased $18.4 million from $552.6 million as of December 31, 2008. Cash inflows are primarily provided by operations, issuance of commercial paper and proceeds from sales of investments. Significant cash outflows include cash distributions paid to the General Partner and unitholders, capital expenditures, purchases of investments, repayment of commercial paper and purchases of Holding Units to fund deferred compensation plans.

Deferred Sales Commission Asset

See Note 7 to AllianceBernstein’s condensed consolidated financial statements contained in Item 1.

Index

Debt and Credit Facilities

Total credit available, debt outstanding and weighted average interest rates as of September 30, 2009 and December 31, 2008 were as follows:

	September 30, 2009			December 31, 2008
	Credit Available	Debt Outstanding	Interest Rate	Credit Available	Debt Outstanding	Interest Rate
	(in millions)

Revolving credit facility(1)	$973.0	$—	—%	$715.2	$—	—%
Commercial paper(1)	27.0	27.0	0.3	284.8	284.8	1.8
Total revolving credit facility– AllianceBernstein (1)	1,000.0	27.0	0.3	1,000.0	284.8	1.8
Revolving credit facility – SCB LLC (1)	950.0	25.0	0.3	950.0	—	—
Uncommitted lines of credit – SCB LLC	—	—	—	—	—	—
Uncommitted bank facilities – SCB LLC	—	—	—	—	—	—
Total	$1,950.0	$52.0	0.3	$1,950.0	$284.8	1.8
__________________
(1)	Commercial paper and amounts outstanding under the revolving credit facility are short-term in nature, and as such, recorded value is estimated to approximate fair value.

AllianceBernstein has a $1.0 billion five-year revolving credit facility with a group of commercial banks and other lenders which expires in 2011. The revolving credit facility is intended to provide back-up liquidity for our $1.0 billion commercial paper program, although we borrow directly under the facility from time to time. Amounts borrowed under the commercial paper program reduce amounts available for direct borrowing under the revolving credit facility on a dollar-for-dollar basis. Our interest rate, at our option, is a floating rate generally based upon a defined prime rate, a rate related to the London Interbank Offered Rate (“LIBOR”) or the Federal Funds rate. The revolving credit facility contains covenants which, among other things, require us to meet certain financial ratios. We are in compliance with these covenants.

SCB LLC has a $950 million three-year revolving credit facility with a group of commercial banks to fund its obligations resulting from engaging in certain securities trading and custody activities for private clients. Under the revolving credit facility, the interest rate, at the option of SCB LLC, is a floating rate generally based upon a defined prime rate, a rate related to LIBOR or the Federal Funds rate. This revolving credit facility contains covenants which, among other things, require AllianceBernstein, as guarantor, to meet the same financial ratios contained in its $1.0 billion revolving credit facility. We are in compliance with these covenants.

SCB LLC has four separate uncommitted credit facilities with various banks totaling $525 million, a decrease from five facilities totaling $775 million as of December 31, 2008.  In addition, SCB LLC has two lines of credit with a commercial bank as of September 30, 2009 and December 31, 2008, one for $75 million secured by pledges of U.S. Treasury Bills and a second for $50 million secured by pledges of equity securities.

Our financial condition and access to public and private debt markets should provide adequate liquidity for our general business needs. Management believes that cash flow from operations and the issuance of debt and AllianceBernstein Units or Holding Units will provide us with the resources necessary to meet our financial obligations. See “Cautions Regarding Forward-Looking Statements”.

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

Index

Deferred Sales Commission Asset

Management tests the deferred sales commission asset for impairment quarterly by comparing undiscounted future cash flows to the recorded value, net of accumulated amortization. Significant assumptions utilized to estimate the company’s future average assets under management and undiscounted future cash flows from back-end load shares are updated quarterly and include expected future market levels and redemption rates. Market assumptions are selected using a long-term view of expected average market returns based on historical returns of broad market indices. As of September 30, 2009, management used average market return assumptions of 5% for fixed income securities and 8% for equities to estimate annual market returns. Higher actual average market returns would increase undiscounted future cash flows, while lower actual average market returns would decrease undiscounted future cash flows. Future redemption rate assumptions, determined by reference to actual redemption experience over the five-year, three-year, one-year and current periods ended September 30, 2009, and calculated as a percentage of the company’s average assets under management represented by back-end load shares, ranged from 18% to 24% for U.S. fund shares and 28% to 36% for non-U.S. fund shares. Effective January 31, 2009, back-end load shares are no longer offered by our U.S. funds. An increase in the actual rate of redemptions would decrease undiscounted future cash flows, while a decrease in the actual rate of redemptions would increase undiscounted future cash flows. Estimates of undiscounted future cash flows and the remaining life of the deferred sales commission asset are made from these assumptions and the aggregate undiscounted future cash flows are compared to the recorded value of the deferred sales commission asset. As of September 30, 2009, management determined that the deferred sales commission asset was not impaired. However, if higher redemption rates continue in 2009, this asset may become impaired. If management determines in the future that the deferred sales commission asset is not recoverable, an impairment condition would exist and a loss would be measured as the amount by which the recorded amount of the asset exceeds its estimated fair value. Estimated fair value is determined using management’s best estimate of future cash flows discounted to a present value amount. Any impairment could reduce materially the recorded amount of the deferred sales commission asset with a corresponding charge to our earnings.

Goodwill

We test goodwill annually, as of September 30, for impairment. The carrying value of goodwill is also reviewed if facts and circumstances, such as significant declines in assets under management, revenues, earnings or our Holding Unit price, occur, suggesting possible impairment. As of September 30, 2009 the impairment test indicated that goodwill was not impaired.

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

To the extent that securities valuations are depressed for prolonged periods of time, our assets under management, revenues, profitability and unit price would likely be adversely affected. As a result, subsequent impairment tests may be based upon different assumptions and future cash flow projections, which may result in an impairment of this asset. Any impairment could reduce materially the recorded amount of goodwill with a corresponding charge to our earnings.

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

Index

Loss Contingencies

Management continuously reviews with legal counsel the status of regulatory matters and pending or threatened litigation. We evaluate the likelihood that a loss contingency exists and record a loss contingency if it is probable and reasonably estimable as of the date of the financial statements. See Note 7 to AllianceBernstein’s condensed consolidated financial statements contained in Item 1.

ACCOUNTING PRONOUNCEMENTS

See Note 14 to AllianceBernstein’s condensed consolidated financial statements contained in Item 1 of this Form 10-Q.

CAUTIONS REGARDING FORWARD-LOOKING STATEMENTS

Certain statements provided by management in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. The most significant of these factors include, but are not limited to, the following: the performance of financial markets, the investment performance of sponsored investment products and separately managed accounts, general economic conditions, industry trends, future acquisitions, competitive conditions and government regulations, including changes in tax regulations and rates and the manner in which the earnings of publicly-traded partnerships are taxed. We caution readers to carefully consider such factors. Further, such forward-looking statements speak only as of the date on which such statements are made; we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. For further information regarding these forward-looking statements and the factors that could cause actual results to differ, see “Risk Factors” in Part I, Item 1A of our Form 10-K for the year ended December 31, 2008 (“Form 10-K”) and Part II, Item 1A in  this Form 10-Q. Any or all of the forward-looking statements that we make in the Form 10-K, this Form 10-Q, other documents we file with or furnish to the SEC, and any other public statements we issue, may turn out to be wrong. It is important to remember that other factors besides those listed in “Risk Factors” and those listed below could also adversely affect our revenues, financial condition, results of operations and business prospects.

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

•
The possibility that prolonged weakness in the value of client assets under management may result in impairment of goodwill, intangible assets and the deferred sales commission asset: To the extent that securities valuations are depressed for prolonged periods of time, client assets under management and our revenues, profitability and unit price may be adversely affected. As a result, subsequent impairment tests may be based upon different assumptions and future cash flow projections, which may result in an impairment of goodwill, intangible assets and the deferred sales commission asset.

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

•
Our expectation that the global economy will grow modestly in 2010: The extent to which global economies may have recently stabilized is not necessarily indicative of future results. Global economies face significant obstacles to sustained future growth. The actual performance of the capital markets and other factors beyond our control will affect our investment success for clients and asset flows.

•
The leverage inherent in our business model increasing should our AUM and revenues continue to grow and our expense base remains stable: Unanticipated events and factors, including strategic initiatives, may cause us to expand our expense base, thus limiting the extent to which we benefit from any positive leverage in future periods. Growth in our revenues will depend on the level of our assets under management, which in turn depends on factors such as the actual performance of the capital markets, the performance of our investment products and other factors beyond our control.

Index

OTHER INFORMATION

With respect to the unaudited condensed consolidated interim financial information of AllianceBernstein for the three months and nine months ended September 30, 2009 included in this quarterly report on Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated October 29, 2009 appearing herein states that they did not audit and they do not express an opinion on the unaudited condensed consolidated interim financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended (“Securities Act”) for their report on the unaudited condensed consolidated interim financial information because that report is not a “report” or a “part” of registration statements prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Securities Act.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to AllianceBernstein’s market risk for the three-month period ended September 30, 2009.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the third quarter of 2009 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index

Part II

OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 7 to the condensed consolidated financial statements contained in Part I, Item 1.

Item 1A.	Risk Factors

In 2007 and again in 2009, Congress proposed tax legislation that would cause certain publicly-traded partnerships (“PTPs”) to be taxed as corporations, thus subjecting their income to a higher level of income tax. Holding is a PTP that derives its income from asset manager or investment management services through its ownership interest in AllianceBernstein. However, the legislation, in the form proposed, would not affect Holding’s tax status. In addition, we continue to receive consistent indications from a number of individuals involved in the legislative process that Holding’s tax status is not the focus of the proposed legislation, and that they do not expect to change that approach. However, we cannot predict whether, or in what form, the proposed tax legislation will pass, and are unable to determine what effect any new legislation might have on us. If Holding were to lose its federal tax status as a “grandfathered” PTP, it would be subject to corporate income tax which would reduce materially its net income and quarterly distributions to Holding unitholders.

In its current form, the proposed legislation would not affect AllianceBernstein because it is a private partnership.

In addition to the information set forth in this report, please consider carefully “Risk Factors” in Part I, Item 1A of our Form 10-K for the year ended December 31, 2008. Such factors could materially affect our revenues, financial condition, results of operations and business prospects. See also “Cautions Regarding Forward-Looking Statements” in Part I, Item 2.

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

Date: October 29, 2009	AllianceBernstein l.p.

	By:	/s/ Robert H. Joseph, Jr.
Robert H. Joseph, Jr.
Senior Vice President and Chief Financial Officer