Form 10-Q
period 2010-03-31
ALLIANCEBERNSTEIN L.P.
filed 2010-05-03
CIK 1109448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

The number of units of limited partnership interest outstanding as of March 31, 2010 was 275,198,437.

ALLIANCEBERNSTEIN L.P.

Index

Part I

FINANCIAL INFORMATION
Item 1. Financial Statements

ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition
(in thousands, except unit amounts)

	March 31, 2010	December 31, 2009
	(unaudited)

ASSETS
Cash and cash equivalents	$584,493	$614,216
Cash and securities segregated, at fair value (cost: $1,004,840 and $985,213)	1,004,841	985,331
Receivables, net:
Brokers and dealers	265,128	170,148
Brokerage clients	585,835	582,248
Fees, net	334,436	346,482
Investments:
Deferred compensation-related	371,562	400,959
Other	406,802	373,870
Furniture, equipment and leasehold improvements, net	337,581	359,674
Goodwill, net	2,893,029	2,893,029
Intangible assets, net	218,611	223,992
Deferred sales commissions, net	87,029	90,187
Other assets	196,548	174,804
Total assets	$7,285,895	$7,214,940

LIABILITIES AND CAPITAL
Liabilities:
Payables:
Brokers and dealers	$120,678	$120,574
Securities sold not yet purchased	49,354	31,806
Brokerage clients	1,506,606	1,430,835
AllianceBernstein mutual funds	99,315	86,054
Accounts payable and accrued expenses	334,924	278,398
Accrued compensation and benefits	341,161	316,331
Debt	205,996	248,987
Total liabilities	2,658,034	2,512,985

Commitments and contingencies (See Note 7)

Capital:
General Partner	48,306	48,671
Limited partners: 275,198,437 and 274,745,592 units issued and outstanding	4,828,713	4,862,158
Capital contributions receivable from General Partner	(19,064)	(19,664)
Holding Units held for deferred compensation plans	(343,649)	(338,941)
Accumulated other comprehensive income (loss)	(40,327)	(21,862)
Partners’ capital attributable to AllianceBernstein Unitholders	4,473,979	4,530,362
Non-controlling interests in consolidated entities	153,882	171,593
Total capital	4,627,861	4,701,955
Total liabilities and capital	$7,285,895	$7,214,940

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Income
 (in thousands, except per unit amounts)
(unaudited)

	Three Months Ended March 31,
	2010	2009
Revenues:
Investment advisory and services fees	$512,252	$444,962
Bernstein research services	110,752	105,642
Distribution revenues	80,349	58,076
Dividend and interest income	3,911	7,801
Investment gains (losses)	(8,020)	(41,237)
Other revenues	26,562	24,072
Total revenues	725,806	599,316
Less: Interest expense	720	1,752
Net revenues	725,086	597,564

Expenses:
Employee compensation and benefits	319,425	313,803
Promotion and servicing:
Distribution plan payments	58,566	42,441
Amortization of deferred sales commissions	12,121	14,897
Other	51,012	47,292
General and administrative	138,048	139,198
Interest on borrowings	555	964
Amortization of intangible assets	5,377	5,179
Total expenses	585,104	563,774

Operating income	139,982	33,790

Non-operating income	4,515	6,285

Income before income taxes	144,497	40,075

Income taxes	13,004	8,564

Net income	131,493	31,511

Net loss of consolidated entities attributable to non-controlling interests	16,773	5,340

Net income attributable to AllianceBernstein Unitholders	$148,266	$36,851

Net income per AllianceBernstein Unit:
Basic	$0.53	$0.14
Diluted	$0.53	$0.14

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2010	2009

Cash flows from operating activities:
Net income	$131,493	$31,511
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred sales commissions	12,121	14,897
Amortization of non-cash deferred compensation	25,765	16,141
Depreciation and other amortization	21,060	21,089
Unrealized gains on deferred compensation-related investments	(23,887)	(15,439)
Unrealized loss on consolidated venture capital fund	20,598	5,905
Other	4,742	1,669
Changes in assets and liabilities:
(Increase) decrease in segregated cash and securities	(19,510)	350,362
(Increase) decrease in receivables	(161,615)	167,897
(Increase) in investments	(606)	(41,724)
(Increase) in deferred sales commissions	(8,963)	(3,134)
(Increase) in other assets	(23,905)	(18,738)
Increase (decrease) in payables	181,370	(494,982)
Increase in accounts payable and accrued expenses	34,031	10,620
Increase in accrued compensation and benefits	25,399	1,086
Net cash provided by operating activities	218,093	47,160

Cash flows from investing activities:
Purchases of investments	(63)	(2,135)
Proceeds from sales of investments	31	2,416
Additions to furniture, equipment and leasehold improvements, net	(469)	(28,685)
Net cash used in investing activities	(501)	(28,404)

Cash flows from financing activities:
(Repayment) issuance of commercial paper, net	(43,090)	10,613
Proceeds from bank loans, net	—	66,000
Increase (decrease) in overdrafts payable	24,025	(13,349)
Distributions to General Partner and unitholders	(194,343)	(99,154)
(Distributions to) contributions from non-controlling interests in consolidated entities	(1,565)	5,505
Capital contributions from General Partner	897	897
Additional investment by Holding with proceeds from exercise of compensatory options to buy Holding Units	5,251	—
Purchases of Holding Units to fund deferred compensation plan awards, net	(23,754)	(597)
Other	(16)	168
Net cash used in financing activities	(232,595)	(29,917)

Effect of exchange rate changes on cash and cash equivalents	(14,720)	(2,258)

Net (decrease) in cash and cash equivalents	(29,723)	(13,419)
Cash and cash equivalents as of beginning of the period	614,216	552,577
Cash and cash equivalents as of end of the period	$584,493	$539,158

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2010
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

These statements should be read in conjunction with AllianceBernstein’s audited consolidated financial statements included in AllianceBernstein’s Form 10-K for the year ended December 31, 2009.

1.	Business Description and Organization

AllianceBernstein provides research, diversified investment management and related services globally to a broad range of clients. Our principal services include:

•
Institutional Services – servicing our institutional clients, including unaffiliated corporate and public employee pension funds, endowment funds, domestic and foreign institutions and governments, and affiliates such as AXA and certain of its insurance company subsidiaries, by means of separately-managed accounts, sub-advisory relationships, structured products, collective investment trusts, mutual funds, hedge funds and other investment vehicles.

•
Retail Services – servicing our retail clients, primarily by means of retail mutual funds sponsored by AllianceBernstein or an affiliated company, sub-advisory relationships with mutual funds sponsored by third parties, separately-managed account programs sponsored by financial intermediaries worldwide and other investment vehicles.

•
Private Client Services – servicing our private clients, including high-net-worth individuals, trusts and estates, charitable foundations, partnerships, private and family corporations, and other entities, by means of separately-managed accounts, hedge funds, mutual funds and other investment vehicles.

•
Bernstein Research Services – servicing institutional investors seeking research, portfolio strategy and brokerage-related services, and issuers of publicly-traded securities seeking equity capital markets services.

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

During 2009, we were selected by the U.S. Treasury Department as one of only three firms to manage its portfolio of assets issued by banks and other institutions taking part in the Capital Purchase Program of the Troubled Assets Relief Program. In addition, we were selected by the U.S. Treasury Department as one of nine pre-qualified fund managers under the Public-Private Investment Program and, during the fourth quarter of 2009, we were one of five firms that closed an initial Public-Private Investment Fund (“PPIF”) of at least $500 million. Through April 2010, AllianceBernstein’s PPIF raised a total of $1.1 billion.

Index

Our research is the foundation of our business.  Our research disciplines include fundamental research, quantitative research, economic research and currency forecasting.  In addition, we have created several specialized research units, including one that examines global strategic changes that can affect multiple industries and geographies, and another dedicated to identifying potentially successful innovation by early-stage companies.

As of March 31, 2010, AXA, a société anonyme organized under the laws of France and the holding company for an international group of insurance and related financial services companies, through certain of its subsidiaries (“AXA and its subsidiaries”) owned approximately 1.4% of the issued and outstanding units representing assignments of beneficial ownership of limited partnership interests in Holding (“Holding Units”).

As of March 31, 2010, the ownership structure of AllianceBernstein, expressed as a percentage of general and limited partnership interests, was as follows:

AXA and its subsidiaries	61.5%
Holding	36.6
Unaffiliated holders	1.9
100.0%

AllianceBernstein Corporation (an indirect wholly-owned subsidiary of AXA, “General Partner”) is the general partner of both Holding and AllianceBernstein. AllianceBernstein Corporation owns 100,000 general partnership units in Holding and a 1% general partnership interest in AllianceBernstein. Including both the general partnership and limited partnership interests in Holding and AllianceBernstein, AXA and its subsidiaries had an approximate 62.3% economic interest in AllianceBernstein as of March 31, 2010.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The interim condensed consolidated financial statements of AllianceBernstein included herein have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the interim results, have been made. The preparation of the condensed consolidated financial statements requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the interim reporting periods. Actual results could differ from those estimates. The December 31, 2009 condensed consolidated statement of financial condition was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Principles of Consolidation

The condensed consolidated financial statements include AllianceBernstein and its majority-owned and/or controlled subsidiaries. All significant inter-company transactions and balances among the consolidated entities have been eliminated.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current year’s presentation.  These include: (i) securities sold not yet purchased, previously included in payable to brokers and dealers in the condensed consolidated statements of financial condition, is currently shown separately, (ii) Holding Units owned by AllianceBernstein not yet awarded under deferred compensation plans, previously included in limited partners’ capital in the condensed consolidated statement of financial position, have been reclassified to Holding Units held for deferred compensation plans, (iii) Bernstein Research Services transaction costs, previously included in general and administrative expense in the condensed consolidated statements of income, have been reclassified to other promotion and servicing expenses, and (iv) unrealized loss on consolidated venture capital fund, previously included in other adjustments to reconcile net income to net cash provided by operating activities in the condensed consolidated statement of cash flows, is currently shown separately.

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

On May 3, 2010, the General Partner declared a distribution of $147.3 million, or $0.53 per AllianceBernstein Unit, representing a distribution of Available Cash Flow for the three months ended March 31, 2010. The General Partner, as a result of its 1% general partnership interest, is entitled to receive 1% of each distribution. The distribution is payable on May 27, 2010 to holders of record on May 13, 2010.

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

Investments

Investments include United States Treasury Bills, unconsolidated mutual funds and limited partnership hedge funds we sponsor and manage, various separately-managed portfolios, exchanged-traded options and investments owned by a consolidated venture capital fund in which we own a controlling interest as the general partner and in which we hold a 10% limited partnership interest.

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

The investments owned by our consolidated venture capital fund are generally illiquid and are initially valued at cost. These investments are adjusted to fair value to reflect the occurrence of “significant developments” (i.e., capital transactions or business, economic or market events). Adjustments to fair value are included in investment gains and losses on the condensed consolidated statements of income. There is one private equity investment which represents an approximate 11% ownership in a company that we own directly, outside of our consolidated venture capital fund.  This investment is accounted for using the cost method.

See Note 6 for a description of how we measure the fair value of our investments.

Goodwill, Net

In 2000, AllianceBernstein acquired the business and assets of SCB Inc., an investment research and management company formerly known as Sanford C. Bernstein Inc. (“Bernstein”), and assumed the liabilities of Bernstein (“Bernstein Transaction”). The purchase price consisted of a cash payment of approximately $1.5 billion and 40.8 million newly-issued AllianceBernstein Units. The Bernstein Transaction was accounted for under the purchase method and the cost of the acquisition was allocated on the basis of the estimated fair value of the assets acquired and the liabilities assumed. The excess of the purchase price over the fair value of identifiable assets acquired, net of liabilities assumed, resulted in the recognition of goodwill of approximately $3.0 billion.

Index

We test our goodwill annually, as of September 30, for impairment. The carrying value of goodwill is also reviewed if facts and circumstances, such as significant declines in assets under management, revenues, earnings or the Holding Unit price, occur, suggesting possible impairment. As of September 30, 2009, the impairment test indicated that goodwill was not impaired.

To the extent that securities valuations are depressed for prolonged periods of time, our assets under management, revenues, profitability and unit price may be adversely affected.  As a result, subsequent impairment tests may be based upon different assumptions and future cash flow projections, which may result in an impairment of this asset. Any impairment could reduce materially the recorded amount of goodwill with a corresponding charge to our earnings.

Intangible Assets, Net

Intangible assets consist primarily of costs assigned to acquired investment management contracts of SCB Inc. based on their estimated fair value at the time of acquisition, less accumulated amortization. Intangible assets are recognized at fair value and are amortized on a straight-line basis over their estimated useful life of approximately 20 years. The gross carrying amount and accumulated amortization of intangible assets subject to amortization totaled $415.9 million and $197.3 million, respectively, as of March 31, 2010 and $415.9 million and $191.9 million, respectively, as of December 31, 2009. Amortization expense was $5.4 million and $5.2 million for the three months ended March 31, 2010 and March 31, 2009, respectively, and estimated annual amortization expense for each of the next five years is approximately $22 million.

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

We periodically review the deferred sales commission asset for impairment as events or changes in circumstances indicate that the carrying value may not be recoverable. If the carrying value exceeds fair value, additional impairment tests are performed to measure the amount of the impairment loss, if any.

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

Index

The Valuation Committee, which is composed of senior officers and employees, is responsible for overseeing the pricing and valuation of all investments held in client and AllianceBernstein portfolios.  The Valuation Committee has adopted a Statement of Pricing Policies describing principles and policies that apply to pricing and valuing investments held in client and AllianceBernstein portfolios.  We have also established a Pricing Group, which reports to the Valuation Committee.  The Valuation Committee has delegated to the Pricing Group responsibility for overseeing the pricing process for all investments.

Bernstein Research Services revenue consists primarily of brokerage transaction charges received by Sanford C. Bernstein & Co., LLC (“SCB LLC”) and Sanford C. Bernstein Limited (“SCBL”), each a wholly-owned subsidiary of AllianceBernstein, for research and brokerage-related services provided to institutional investors. Brokerage transaction charges earned and related expenses are recorded on a trade-date basis. Bernstein Research Services revenue also consists of underwriting fees, management fees and/or selling concessions from equity capital markets activities, which are recognized as the related services are performed.

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

Compensation expense for awards under the plans, including changes in participant account balances resulting from gains and losses on related investments (other than in Holding Units and options to buy Holding Units), is recognized on a straight-line basis over the applicable vesting periods. Mark-to-market gains or losses on investments made to fund deferred compensation obligations (other than in Holding Units and options to buy Holding Units) are recognized currently as investment gains (losses) in the condensed consolidated statements of income. In addition, our equity in the earnings of investments in limited partnership hedge funds made to fund deferred compensation obligations is recognized currently as investment gains (losses) in the condensed consolidated statements of income.

Compensatory Unit Awards and Option Plans

We recognize compensation expense related to grants of restricted Holding Units and options to buy Holding Units in the financial statements using the fair value method. Under the fair value method, compensatory expense is measured at the grant date based on the estimated fair value of the award and is recognized over the vesting period. Fair value of restricted Holding Unit awards is the closing price of a Holding Unit on grant date; fair value of options is determined using the Black-Scholes option valuation model.

We fund our restricted Holding Unit awards to employees either by purchasing newly-issued Holding Units from Holding or purchasing Holding Units on the open market, all of which are held in a consolidated rabbi trust until they are distributed to employees upon vesting.  In accordance with the AllianceBernstein Partnership Agreement, when Holding issues Holding Units to AllianceBernstein, Holding is required to use the proceeds it receives from us to purchase the equivalent number of newly-issued AllianceBernstein Units, thus increasing its percentage ownership interest in AllianceBernstein. Holding Units held in the consolidated rabbi trust are corporate assets in the name of the trust and available to the general creditors of AllianceBernstein.

Index

New Holding Units are also issued by Holding upon exercise of options.  Proceeds received by Holding upon exercise of options are used to acquire newly-issued AllianceBernstein Units, increasing its percentage ownership interest in AllianceBernstein.

Variable Interest Entities

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-17, Consolidations (Topic 810) – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, effective January 1, 2010.  This standard changed how a company determines when an entity that is insufficiently capitalized or is not controlled through voting should be consolidated.  The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design, a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance, and whether a company is obligated to absorb losses or receive benefits that could potentially be significant to the entity.  The standard also requires ongoing assessments of whether a company is the primary beneficiary of a variable interest entity (“VIE”).  The provisions of this standard are effective January 1, 2010.  In January 2010, the FASB deferred portions of ASU 2009-17 that relate to asset managers. We determined that all entities for which we are a sponsor and/or investment manager, other than collateralized debt obligations and collateralized loan obligations (collectively “CDOs”), qualify for the scope deferral and will continue to be assessed for consolidation under prior accounting guidance for consolidation of variable interest entities.

As of March 31, 2010, we are the investment manager for ten CDOs that meet the definition of a VIE due primarily to the lack of unilateral decision making authority of the equity holders.  The CDOs are alternative investment vehicles created for the sole purpose of issuing collateralized debt instruments that offer investors the opportunity for returns that vary with the risk level of their investment.  Our management fee structure for these CDOs will typically include a senior management fee, and may also include subordinated and incentive management fees.  We hold no equity interest in any of these CDOs.  For each of the CDOs, we evaluated the management fee structure, the current and expected economic performance of the entities, as well as evaluated other provisions included in the CDOs governing documents that might restrict or guarantee an expected loss or residual return.  In accordance with ASC 810, we concluded that our investment management contract does not represent a variable interest in eight of the ten CDOs.  As such, we are not required to consolidate these CDOs.

For the two remaining CDOs, we concluded our collateral management agreement represented a variable interest primarily due to the level of subordinated fees.  We evaluated whether we possessed both of the following characteristics of a controlling financial interest: (1) the power to direct the activities of the VIE that most significantly impacts the entity’s economic performance, and (2) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE.  In both instances, we determined that we possessed the decision-making power noted in criteria (1) above.

In evaluating criteria (2) above, we considered all facts regarding the design, terms and characteristics of the CDOs and concluded that we do not meet the criteria.  Our conclusion was based on the following quantitative and qualitative factors: (a) we have no involvement with the CDOs beyond providing investment management services, (b) we hold no equity or debt interests in the CDOs, (c) we are not a transferor of any of the assets of the CDOs, (d) our expected aggregate fees in future periods are insignificant relative to the expected cash flows of the CDOs, (e) the variability of our expected fees in relation to the expected cash flows of the CDOs is insignificant, (f) our maximum exposure to loss for these CDOs is our investment management fee, which is based upon the fair value of the CDOs’ assets, (g) the CDOs have no recourse against us for any losses sustained in the CDO structure, (h) we have not provided, nor expect to provide, any financial or other support to the CDO, and (i) there are no liquidity arrangements, guarantees and/or other commitments by third parties that would impact our variable interest in the CDOs.  As such, we do not have a controlling financial interest in either of the two CDOs and we should not consolidate the CDOs into our consolidated financial statements.

The cash, collateral investments (at fair value) and notes payable (at amortized cost) as of March 31, 2010 of these two unconsolidated CDOs are $12.7 million, $372.0 million and $389.9 million, respectively.

For the entities that meet the scope exception, management reviews quarterly its management agreements and its investments in, and other financial arrangements with, certain entities that hold client AUM to determine the variable interest entities that the company is required to consolidate. These entities include certain mutual fund products, hedge funds, structured products, group trusts, collective investment trusts and limited partnerships. We earn investment management fees on client assets under management of these entities, but we derive no other benefit from these assets and cannot use them in our operations.

As of March 31, 2010, we have significant variable interests in certain hedge funds with approximately $24.4 million in AUM. However, these variable interest entities do not require consolidation because management has determined that we are not the primary beneficiary of the expected losses or expected residual returns of these entities. Our maximum exposure to loss in these entities is limited to our aggregate investments of $0.1 million.

Index

3.	Cash and Securities Segregated Under Federal Regulations and Other Requirements

As of March 31, 2010 and December 31, 2009, $1.0 billion and $0.9 billion, respectively, of United States Treasury Bills were segregated in a special reserve bank custody account for the exclusive benefit of brokerage customers of SCB LLC under Rule 15c3-3 of the Securities Exchange Act of 1934, as amended (“Exchange Act”).

AllianceBernstein Investments, Inc. (“AllianceBernstein Investments”), a wholly-owned subsidiary of AllianceBernstein and the distributor of company-sponsored mutual funds, maintains several special bank accounts for the exclusive benefit of customers.  As of March 31, 2010 and December 31, 2009, $28.2 million and $37.4 million, respectively, of cash were segregated in these bank accounts.

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

	Three Months Ended March 31,
	2010	2009
	(in thousands, except per unit amounts)

Net income attributable to AllianceBernstein Unitholders	$148,266	$36,851

Weighted average units outstanding – basic	274,908	264,932
Dilutive effect of compensatory options to buy Holding Units	1,828	—
Weighted average units outstanding – diluted	276,736	264,932

Basic net income per AllianceBernstein Unit	$0.53	$0.14
Diluted net income per AllianceBernstein Unit	$0.53	$0.14

As of March 31, 2010 and 2009, we excluded 5,550,726 and 12,822,155 out-of-the-money options (i.e., options with an exercise price greater than the weighted average closing price of a unit for the relevant period), respectively, from the diluted net income per unit computation due to their anti-dilutive effect.

5.	Investments

Investments consist of:

	March 31, 2010	December 31, 2009
	(in thousands)

Available-for-sale	$18,587	$18,246
Trading:
Deferred compensation-related	313,348	326,364
United States Treasury Bills	25,988	28,000
Seed money	142,893	107,136
Other	33,217	23,082
Investments in limited partnership hedge funds:
Deferred compensation-related	58,214	74,595
Other	23,573	16,579
Consolidated private equity fund	142,108	162,747
Private equity	11,600	10,000
Other	8,836	8,080
Total investments	$778,364	$774,829

Index

Total investments related to deferred compensation obligations of $371.6 million and $401.0 million as of March 31, 2010 and December 31, 2009, respectively, consist of company-sponsored mutual funds and limited partnership hedge funds. We typically make investments in our services that are notionally elected by deferred compensation plan participants and maintain them in a consolidated rabbi trust or separate custodial account. The rabbi trust and custodial account enable us to hold such investments separate from our other assets for the purpose of settling our obligations to participants. The investments held in the rabbi trust and custodial account remain available to the general creditors of AllianceBernstein.

The underlying investments of the limited partnership hedge funds in which we invest include long and short positions in equity securities, fixed income securities (including various agency and non-agency asset-based securities), currencies, commodities and derivatives (including various swaps and forward contracts). These investments are valued at quoted market prices or, where quoted market prices are not available, are fair valued based on the pricing policies and procedures of the underlying funds.

United States Treasury Bills are held by SCB LLC in their investment account and are pledged as collateral with clearing organizations.

We provide seed money to certain of our investment teams to develop new products and services for our clients.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Effective January 1, 2010, we adopted ASU 2010-06, Improving Disclosures about Fair Value Measurements. This standard required additional disclosures about fair value measurements including transfers in and out of Levels 1 and 2 and a higher level of disaggregation for the different types of financial instruments.

Index

The following table summarizes the valuation of our financial instruments by pricing observability levels as of March 31, 2010:

	Level 1	Level 2	Level 3	Total
	(in thousands)

Money markets	$158,277	$—	$—	$158,277
U.S. Treasury bills	—	1,002,638	—	1,002,638
U.K. Treasury bills	—	167,138	—	167,138
Currency forwards	—	13	—	13
Equity securities
Growth	118,840	81	356	119,277
Value	89,347	—	—	89,347
Blend	123,782	—	—	123,782
Other(1)	27,822	—	—	27,822
Fixed Income securities
Taxable(2)	83,039	27,995	—	111,034
Tax-exempt(3)	19,920	—	—	19,920
Blend	8,532	—	—	8,532
Other	16	819	—	835
Long exchange-traded options	7,495	—	—	7,495
Private equity	37,281	4,527	101,900	143,708
Total assets measured at fair value	$674,351	$1,203,211	$102,256	$1,979,818

Securities sold not yet purchased
Short equities – corporate	$42,171	$—	$—	$42,171
Short exchange-traded options	7,183	—	—	7,183
Total liabilities measured at fair value	$49,354	$—	$—	$49,354

(1)	Primarily long positions in corporate equities traded through our options desk.
(2)	Primarily corporate and government securities.
(3)	Primarily municipal bonds.

The following table summarizes the valuation of our financial instruments by pricing observability levels as of December 31, 2009:

	Level 1	Level 2	Level 3	Total
	(in thousands)

Money markets	$178,875	$—	$—	$178,875
U.S. Treasury bills	—	975,888	—	975,888
U.K. Treasury bills	—	177,772	—	177,772
Futures/currency forward contracts	(15)	612	—	597
Equity securities	365,017	4,504	650	370,171
Fixed income securities	69,608	28,396	81	98,085
Long exchange-traded options	6,572	—	—	6,572
Private equity	2,913	62,006	97,828	162,747
Total assets measured at fair value	$622,970	$1,249,178	$98,559	$1,970,707

Securities sold not yet purchased
Short equities – corporate	$28,641	$—	$—	$28,641
Short exchange-traded options	3,165	—	—	3,165
Total liabilities measured at fair value	$31,806	$—	$—	$31,806

Index

Following is a description of the fair value methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy:

•	Money markets: We invest excess cash in various money market funds that are valued based on quoted prices in active markets; these are included in Level 1 of the valuation hierarchy.

•
Treasury bills: We hold United States Treasury Bills, which are segregated in a special reserve bank custody account as required by Rule 15c3-3 of the Exchange Act. We also hold United Kingdom Treasury Bills. These securities are valued based on quoted yields in secondary markets and are included in Level 2 of the valuation hierarchy.

•
Futures/currency forward contracts: We hold several exchange-traded futures and currency forward contracts with counterparties that are included in Level 1 and Level 2, respectively, of the valuation hierarchy.

•
Equity and fixed income securities: Our equity and fixed income securities consist principally of company-sponsored mutual funds with exchange listed net asset values and various separately-managed portfolios consisting primarily of equity and fixed income securities with quoted prices in active markets, which are included in Level 1 of the valuation hierarchy. In addition, some fixed income securities are valued based on observable inputs from recognized pricing vendors, which are included in Level 2 of the valuation hierarchy.

•	Options: We hold long exchange-traded options that are included in Level 1 of the valuation hierarchy.

•
Private equity: The valuation of non-public private equity investments owned by a consolidated venture capital fund requires significant management judgment due to the absence of quoted market prices, inherent lack of liquidity and the long-term nature of such investments. Private equity investments are valued initially at cost. The carrying values of private equity investments are adjusted either up or down from cost to reflect expected exit values as evidenced by financing and sale transactions with third parties, or when determination of a valuation adjustment is confirmed through ongoing review in accordance with our valuation policies and procedures. A variety of factors are reviewed and monitored to assess positive and negative changes in valuation including, but not limited to, current operating performance and future expectations of investee companies, industry valuations of comparable public companies, changes in market outlook and the third party financing environment over time. In determining valuation adjustments resulting from the investment review process, particular emphasis is placed on current company performance and market conditions. Non-public equity investments are included in Level 3 of the valuation hierarchy because they trade infrequently and, therefore, its fair value is unobservable. Publicly-traded equity investments are included in Level 1 of the valuation hierarchy. If they contain trading restrictions, publicly-traded equity investments are included in Level 2 of the valuation hierarchy. During the first quarter, the trading restriction period expired on one of our publicly-traded equity investments and the security was transferred from a Level 2 classification to a Level 1 classification as of March 31, 2010.

•	Securities sold not yet purchased: Securities sold not yet purchased, primarily reflecting short positions in equities and exchange-traded options, are included in Level 1 of the valuation hierarchy.

The following table summarizes the change in carrying value associated with Level 3 financial instruments carried at fair value:

	Three Months Ended March 31,
	2010	2009
	(in thousands)

Balance as of beginning of period	$98,559	$162,552
Transfers (out) in, net	(81)	(20)
Purchases (sales), net	2,347	604
Realized gains (losses), net	52	(22)
Unrealized gains (losses), net	1,379	(5,259)
Balance as of end of period	$102,256	$157,855

Realized and unrealized gains and losses on Level 3 financial instruments are recorded in investment gains and losses in the condensed consolidated statements of income. Substantially all of the Level 3 investments are private equity investments owned by our consolidated venture capital fund, of which we own 10% and non-controlling interests own 90%.

Index

Assets Measured at Fair Value on a Nonrecurring Basis

There were no impairments recognized for goodwill, intangible assets or other long-lived assets as of March 31, 2010.

7.	Commitments and Contingencies

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

On April 21, 2006, AllianceBernstein and attorneys for the plaintiffs in the mutual fund shareholder claims, mutual fund derivative claims, and ERISA claims entered into a confidential memorandum of understanding containing their agreement to settle these claims. The agreement has been documented by a stipulation of settlement, which has been submitted for court approval. The settlement amount ($30 million), which we previously expensed and disclosed, has been disbursed. The derivative claims brought on behalf of Holding, in which plaintiffs seek an unspecified amount of damages, remain pending.

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

Other

During July 2009, we entered into a subscription agreement under which we committed to invest up to $40 million in a venture capital fund over a six-year period. As of March 31, 2010, we funded $1.6 million of this commitment. In April 2010, we received an additional $1.6 million capital call.

Also during July 2009, we were selected by the U.S. Treasury Department as one of nine pre-qualified investment managers under the Public-Private Investment Program. As part of the program, each investment manager is required to invest a minimum of $20 million in the Public-Private Investment Fund they manage. As of March 31, 2010, we funded $11.0 million of this commitment.

8.	Qualified Employee Benefit Plans

We maintain a qualified profit sharing plan covering U.S. employees and certain foreign employees. Employer contributions are discretionary and generally limited to the maximum amount deductible for federal income tax purposes.

We maintain several defined contribution plans for foreign employees in the United Kingdom, Australia, New Zealand, Japan and other foreign entities. Employer contributions are generally consistent with regulatory requirements and tax limits. Defined contribution expense for foreign entities was $1.8 million and $2.0 million during the three months ended March 31, 2010 and 2009, respectively.

We maintain a qualified, noncontributory, defined benefit retirement plan (“Retirement Plan”) covering current and former employees who were employed by AllianceBernstein in the United States prior to October 2, 2000. Benefits are based on years of credited service, average final base salary (as defined in the Retirement Plan), and primary Social Security benefits. Service and compensation after December 31, 2008 are not taken into account in determining participants’ retirement benefits.

Index

Our policy is to satisfy our funding obligation for each year in an amount not less than the minimum required by ERISA and not greater than the maximum amount we can deduct for federal income tax purposes. Through April 2010, we have made no contributions to the Retirement Plan and currently intend to contribute $6.0 million to the Retirement Plan later this year. Contribution estimates, which are subject to change, are based on regulatory requirements, future market conditions and assumptions used for actuarial computations of the Retirement Plan’s obligations and assets. Management, at the present time, is unable to determine the amount, if any, of additional future contributions that may be required.

Net expense under the Retirement Plan consisted of:

	Three Months Ended March 31,
	2010	2009
	(in thousands)

Interest cost on projected benefit obligations	$1,139	$1,098
Expected return on plan assets	(1,129)	(769)
Recognized actuarial loss	56	109
Amortization of transition asset	(36)	(36)
Net pension charge	$30	$402

9.	Units Outstanding

The following table summarizes the activity in units during the first three months of 2010:

Outstanding as of December 31, 2009	274,745,592
Options exercised	307,953
Units issued	145,720
Units forfeited	(828)
Outstanding as of March 31, 2010	275,198,437

Holding Units issued pertain to Holding Units newly issued under our Amended and Restated 1997 Long Term Incentive Plan and could include: (i) restricted Holding Unit awards to independent members of the Board of Directors of the General Partner, (ii) restricted Holding Unit awards to eligible employees, (iii) restricted Holding Unit awards for recruitment, (iv) Century Club Plan restricted Holding Unit awards to employees whose primary responsibilities are to assist in the distribution of company-sponsored mutual funds, and (v) restricted Holding Unit issuances in connection with certain employee separation agreements.

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

In order to preserve AllianceBernstein’s status as a private partnership for federal income tax purposes, AllianceBernstein Units must not be considered publicly traded. The AllianceBernstein Partnership Agreement provides that all transfers of AllianceBernstein Units must be approved by AXA Equitable and the General Partner; AXA Equitable and the General Partner approve only those transfers permitted pursuant to one or more of the safe harbors contained in relevant treasury regulations. If such units were considered readily tradable, AllianceBernstein’s net income would be subject to federal and state corporate income tax. Furthermore, should AllianceBernstein enter into a substantial new line of business, Holding, by virtue of its ownership of AllianceBernstein, would lose its status as a “grandfathered” publicly-traded partnership and would become subject to corporate income tax, which would reduce materially Holding’s net income and its quarterly distributions to Holding Unitholders.

Our income tax provision for the first quarter of 2009 includes a $3.4 million entry relating to an under-accrual of foreign taxes in the fourth quarter of 2008. This adjusting entry was not material to the income tax provision or income tax liability in our condensed consolidated financial statements or to the results of operations and financial condition in any prior reporting period.

Index

11.	Debt

Total credit available, debt outstanding and weighted average interest rates were as follows:

	March 31, 2010			December 31, 2009
	Credit Available	Debt Outstanding	Interest Rate	Credit Available	Debt Outstanding	Interest Rate
	(in millions)

Revolving credit facility	$794.0	$—	—%	$751.0	$—	—%
Commercial paper (1)	206.0	206.0	0.2	249.0	249.0	0.2
Total revolving credit facility - AllianceBernstein	1,000.0	206.0	0.2	1,000.0	249.0	0.2
Revolving credit facility –SCB LLC	950.0	—	—	950.0	—	—
Total	$1,950.0	$206.0	0.2	$1,950.0	$249.0	0.2
________________
(1)  Commercial paper is short-term in nature and, as such, recorded value is estimated to approximate fair value.

AllianceBernstein has a $1.0 billion five-year revolving credit facility with a group of commercial banks and other lenders which expires in February 2011. The revolving credit facility is intended to provide back-up liquidity for our $1.0 billion commercial paper program, although we borrow directly under the facility from time to time. Amounts borrowed under the commercial paper program reduce amounts available for direct borrowing under the revolving credit facility on a dollar-for-dollar basis. Our interest rate, at our option, is a floating rate generally based upon a defined prime rate, a rate related to the London Interbank Offered Rate (“LIBOR”) or the Federal Funds rate. The revolving credit facility contains covenants which, among other things, require us to meet certain financial ratios. We are in compliance with these covenants.

SCB LLC has a $950 million three-year revolving credit facility with a group of commercial banks to fund its activities resulting from engaging in certain securities trading (including derivatives) and custody activities on behalf of private clients and participating in equity capital offerings on behalf of issuers of publicly-traded securities. The facility expires in January 2011. Under the revolving credit facility, the interest rate, at the option of SCB LLC, is a floating rate generally based upon a defined prime rate, a rate related to LIBOR or the Federal Funds rate. This revolving credit facility contains covenants which, among other things, require AllianceBernstein, as guarantor, to meet the same financial ratios contained in its $1.0 billion revolving credit facility. We are in compliance with these covenants.

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

SCB LLC has several separate uncommitted credit facilities with various banks.  SCB LLC also has two uncommitted lines of credit with a commercial bank, one for $75 million secured by pledges of U.S. Treasury Bills and a second for $50 million secured by pledges of equity securities.

Index

12.	Comprehensive Income

Comprehensive income consisted of:

	Three Months Ended March 31,
	2010	2009
	(in thousands)

Net income	$131,493	$31,511
Other comprehensive income (loss), net of tax:
Unrealized gains on investments	358	382
Foreign currency translation adjustments	(18,216)	(5,275)
Changes in retirement plan related items	20	73
Comprehensive income	113,655	26,691
Comprehensive loss in consolidated entities attributable to non-controlling interests	16,146	5,448
Comprehensive income attributable to AllianceBernstein Unitholders	$129,801	$32,139

13.  Changes in Capital

Changes in capital as of March 31, 2010 consisted of:

	Partners’ Capital Attributable to AllianceBernstein Unitholders	Non-Controlling Interests In Consolidated Entities	Total Capital
	(in thousands)

Balance as of December 31, 2009	$4,530,362	$171,593	$4,701,955
Comprehensive income (loss):
Net income (loss)	148,266	(16,773)	131,493
Other comprehensive income (loss), net of tax:
Unrealized gains on investments	111	247	358
Foreign currency translation adjustments	(18,596)	380	(18,216)
Changes in retirement plan related items	20	—	20
Comprehensive income (loss)	129,801	(16,146)	113,655

Cash distributions to General Partner and unitholders	(194,343)	—	(194,343)
Capital contributions (distributions)	897	(1,565)	(668)
Compensation-related transactions	7,262	—	7,262
Balance as of March 31, 2010	$4,473,979	$153,882	$4,627,861

Index

Changes in capital as of March 31, 2009 consisted of:

	Partners’ Capital Attributable to AllianceBernstein Unitholders	Non-Controlling Interests In Consolidated Entities	Total Capital
	(in thousands)

Balance as of December 31, 2008	$4,317,659	$169,167	$4,486,826
Comprehensive income (loss):
Net income (loss)	36,851	(5,340)	31,511
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investments	538	(156)	382
Foreign currency translation adjustments	(5,323)	48	(5,275)
Changes in retirement plan related items	73	—	73
Comprehensive income (loss)	32,139	(5,448)	26,691

Cash distributions to General Partner and unitholders	(99,154)	—	(99,154)
Capital contributions	897	5,505	6,402
Compensation-related transactions	15,543	—	15,543
Balance as of March 31, 2009	$4,267,084	$169,224	$4,436,308

14.	Accounting Pronouncements

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements. This standard has two parts, the first of which we adopted on January 1, 2010. The first part required additional disclosures about fair value measurements including transfers in and out of Level 1 and 2 and a higher level of disaggregation for the different types of financial instruments. The second portion of the standard requires a reconciliation of Level 3 fair value measurements, with information about purchases, sales, issuances and settlements presented separately. The second portion of the standard is effective for fiscal years ending after December 15, 2010 and is not expected to have a material impact on our consolidated financial statements.

Index

Report of Independent Registered Public Accounting Firm

To the General Partner and Unitholders
AllianceBernstein L.P.

We have reviewed the accompanying condensed consolidated statement of financial condition of AllianceBernstein L.P. ("AllianceBernstein") as of March 31, 2010, and the related condensed consolidated statements of income for the three-month periods ended March 31, 2010 and 2009, and the condensed consolidated statements of cash flows for the three-month periods ended March 31, 2010 and 2009.  These interim financial statements are the responsibility of the management of AllianceBernstein Corporation, the General Partner.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition as of December 31, 2009, and the related consolidated statements of income, of changes in partners' capital and comprehensive income, and of cash flows for the year then ended (not presented herein), and in our report dated February 11, 2010, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated statement of financial condition as of December 31, 2009 is fairly stated in all material respects in relation to the consolidated statement of financial condition from which it has been derived.

/s/ PricewaterhouseCoopers LLP
New York, New York
May 3, 2010

Index

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

During the first quarter of 2010, the performance of our investment services relative to benchmarks or peer averages was mixed.  Similar to recent quarters, our fixed income services outperformed, and by substantial margins in some of our non-U.S. services.  In equities, U.S. value services outperformed, but non-U.S. value services generally underperformed.  It was a difficult quarter for our growth services, most of which underperformed.

Our total assets under management (“AUM”) as of March 31, 2010 were $501.3 billion, up $5.8 billion, or 1.2%, compared to December 31, 2009 and up $90.6 billion, or 22.1%, compared to March 31, 2009.  During the first quarter of 2010, AUM increased as a result of market appreciation of $12.2 billion, partly offset by net outflows of $6.4 billion.  Year-over-year, AUM increased as a result of market appreciation of $150.8 billion, partly offset by net outflows of $60.2 billion.  Total net outflows of $6.4 billion in the first quarter of 2010 were 61.7% lower than in the fourth quarter of 2009 and 68.1% lower than the first quarter of 2009.

Institutional AUM decreased $3.0 billion, or 1.0%, to $297.0 billion during the first quarter of 2010, due to net outflows of $8.6 billion, partly offset by market appreciation of $5.6 billion. Net outflows improved by $7.0 billion from $15.6 billion of net outflows in the fourth quarter of 2009 as gross outflows declined 39.1%. Our pipeline of awarded but unfunded institutional mandates increased by 41.9% to $5.2 billion from $3.6 billion at the end of 2009.  Notably, strong performance continued to drive sales of global fixed income services to non-U.S. clients.

Retail AUM increased $7.1 billion, or 5.9%, to $127.8 billion during the first quarter of 2010 driven by market appreciation of $4.6 billion and net inflows of $2.5 billion, due principally to strong non-U.S. sales.  Business momentum continued as gross sales in the first quarter of 2010 were up 34.0% compared to the fourth quarter of 2009 and net flows improved by $2.9 billion.

Private Client AUM increased $1.7 billion, or 2.3%, to $76.5 billion during the first quarter of 2010, as market appreciation of $2.0 billion was partly offset by $0.3 billion of net outflows.  Net outflows continued to improve in the quarter, declining from $822 million in the fourth quarter of 2009 to $340 million in the first quarter of 2010 as gross outflows declined 25.5%. Also during the first quarter, we launched a dynamic asset allocation investment overlay strategy designed to mitigate the risk of extreme market volatility in client portfolios, which has been adopted by over 2,000 clients.

Bernstein Research Services revenues for the first quarter of 2010 were $110.7 million, up  $2.0 million, or 1.8%, compared to the fourth quarter of 2009 and $5.1 million, or 4.8%, compared to the first quarter of 2009.  These increases were primarily driven by higher revenues from our European operations.  Although the industry backdrop remains sluggish, we believe Bernstein Research Services continues to gain market share, driven by investments in research, new trading services and expansion of our geographic footprint.

Net income attributable to AllianceBernstein Unitholders for the first quarter of 2010 increased $111.4 million to $148.3 million from $36.9 million in the first quarter of 2009.  The key contributors to this increase were higher base fees of $76.9 million reflecting higher average AUM across all three buy-side distribution channels, higher mark-to-market investment gains of $39.4 million related to deferred compensation awards and lower base compensation of $21.6 million due to workforce reductions, partially offset by higher deferred compensation expense of $29.3 million resulting from mark-to-market gains on related investments.  In addition, our operating margin increased three-fold to 21.6% from 6.5%.

In summary, the first quarter of 2010 reflected continued improvement for our firm.  While total AUM grew by only 1% sequentially, outflows decreased substantially, with Retail flows turning positive and net outflows declining in our other two buy-side distribution channels.  Bernstein Research Services, which recently earned a number 1 and number 2 ranking in two separate, independent surveys of institutional clients for research and trading, respectively, funded growth initiatives in electronic trading, derivatives, Equity Capital Markets and Asia.  We continued our efforts to develop and launch innovative new services that we believe will better serve client needs and generate incremental revenue for the firm.

We remain committed to delivering strong investment performance over the long-term to our clients, developing innovative services to meet their evolving needs, expanding our client base, motivating our employees and improving returns for our unitholders. After a year of transition, our central theme in 2010 is executing on this strategy – and the first quarter was a good start.

Index

Assets Under Management

Assets under management by distribution channel were as follows:

	As of March 31,
	2010	2009	$ Change	% Change
	(in billions)

Institutions	$297.0	$257.8	$39.2	15.2%
Retail	127.8	90.9	36.9	40.6
Private Client	76.5	62.0	14.5	23.3
Total	$501.3	$410.7	$90.6	22.1

Assets under management by investment service were as follows:

	As of March 31,
	2010	2009	$ Change	% Change
	(in billions)
Equity
Value:
U.S.	$44.8	$37.4	$7.4	19.6%
Global & international	124.6	100.1	24.5	24.5
	169.4	137.5	31.9	23.1
Growth:
U.S.	37.5	29.8	7.7	25.8
Global & international	53.7	46.2	7.5	16.2
	91.2	76.0	15.2	20.0
Total Equity	260.6	213.5	47.1	22.0
Fixed Income:
U.S.	115.1	105.2	9.9	9.4
Global & international(2)	77.2	55.3	21.9	39.7
	192.3	160.5	31.8	19.8
Other(1):
U.S.	27.1	17.7	9.4	53.1
Global & international(2)	21.3	19.0	2.3	12.3
	48.4	36.7	11.7	32.0
Total:
U.S.	224.5	190.1	34.4	18.0
Global & international	276.8	220.6	56.2	25.5
Total	$501.3	$410.7	$90.6	22.1
_____________________
(1) Includes index, structured, asset allocation services and other non-actively managed AUM.
(2) Certain client assets were reclassified among investment services to more accurately reflect how these assets are managed by our firm.

Index

Changes in assets under management for the three-month period ended March 31, 2010 were as follows:

	Distribution Channel				Investment Service
	Institutions	Retail	Private Client	Total	Value Equity	Growth Equity	Fixed Income	Other(1)	Total
	(in billions)
Balance as of December 31, 2009	$300.0	$120.7	$74.8	$495.5	$171.2	$94.1	$184.3	$45.9	$495.5
Long-term flows:
Sales/new accounts	3.5	10.5	2.1	16.1	2.3	2.5	10.4	0.9	16.1
Redemptions/terminations	(9.9)	(6.3)	(1.5)	(17.7)	(6.7)	(6.0)	(4.9)	(0.1)	(17.7)
Cash flow/unreinvested dividends	(2.2)	(1.7)	(0.9)	(4.8)	(2.9)	(1.4)	(0.3)	(0.2)	(4.8)
Net long-term inflows (outflows)	(8.6)	2.5	(0.3)	(6.4)	(7.3)	(4.9)	5.2	0.6	(6.4)
Market appreciation	5.6	4.6	2.0	12.2	5.5	2.0	2.8	1.9	12.2
Net change	(3.0)	7.1	1.7	5.8	(1.8)	(2.9)	8.0	2.5	5.8
Balance as of March 31, 2010	$297.0	$127.8	$76.5	$501.3	$169.4	$91.2	$192.3	$48.4	$501.3
_____________________
(1)	Includes index, structured, asset allocation services and other non-actively managed AUM.

Changes in assets under management for the twelve-month period ended March 31, 2010 were as follows:

	Distribution Channel				Investment Service
	Institutions	Retail	Private Client	Total	Value Equity	Growth Equity	Fixed Income(2)	Other(1)(2)	Total
	(in billions)

Balance as of March 31, 2009	$257.8	$90.9	$62.0	$410.7	$137.5	$76.0	$160.5	$36.7	$410.7
Long-term flows:
Sales/new accounts	14.4	28.8	7.8	51.0	9.2	6.7	29.6	5.5	51.0
Redemptions/terminations	(50.7)	(24.1)	(6.5)	(81.3)	(39.7)	(21.4)	(18.7)	(1.5)	(81.3)
Cash flow/unreinvested dividends	(16.6)	(7.9)	(5.4)	(29.9)	(12.5)	(5.5)	(6.0)	(5.9)	(29.9)
Net long-term inflows (outflows)	(52.9)	(3.2)	(4.1)	(60.2)	(43.0)	(20.2)	4.9	(1.9)	(60.2)
Market appreciation	92.1	40.1	18.6	150.8	74.9	35.4	26.9	13.6	150.8
Net change	39.2	36.9	14.5	90.6	31.9	15.2	31.8	11.7	90.6
Balance as of March 31, 2010	$297.0	$127.8	$76.5	$501.3	$169.4	$91.2	$192.3	$48.4	$501.3
_____________________
(1)	Includes index, structured, asset allocation services and other non-actively managed AUM.
(2)	Certain client assets were reclassified among investment services to more accurately reflect how these assets are managed by our firm.

Average assets under management by distribution channel and investment service were as follows:

	Three Months Ended March 31,
	2010	2009	$ Change	% Change
	(in billions)
Distribution Channel:
Institutions	$294.2	$266.9	$27.3	10.2%
Retail	121.5	92.8	28.7	31.0
Private Client	74.4	64.2	10.2	15.9
Total	$490.1	$423.9	$66.2	15.6
Investment Service:
Value Equity	$165.4	$148.2	$17.2	11.6
Growth Equity	89.6	79.4	10.2	12.9
Fixed Income(2)	188.4	160.9	27.5	17.1
Other(1)(2)	46.7	35.4	11.3	32.0
Total	$490.1	$423.9	$66.2	15.6
_____________________
(1)	Includes index, structured, asset allocation services and other non-actively managed AUM.
(2)	Certain client assets were reclassified among investment services to more accurately reflect how these assets are managed by our firm.

Index

Consolidated Results of Operations

	Three Months Ended March 31,
	2010	2009	$ Change	% Change
	(in millions, except per unit amounts)

Net revenues	$725.1	$597.6	$127.5	21.3%
Expenses	585.1	563.8	21.3	3.8
Operating income	140.0	33.8	106.2	314.3
Non-operating income	4.5	6.3	(1.8)	(28.2)
Income before income taxes	144.5	40.1	104.4	260.6
Income taxes	13.0	8.6	4.4	51.8
Net income	131.5	31.5	100.0	317.3
Net loss of consolidated entities attributable to non-controlling interests	16.8	5.4	11.4	214.1

Net income attributable to AllianceBernstein Unitholders	$148.3	$36.9	$111.4	302.3

Diluted net income per AllianceBernstein Unit	$0.53	$0.14	$0.39	278.6

Distributions per AllianceBernstein Unit	$0.53	$0.14	$0.39	278.6

Operating margin(1)	21.6%	6.5%
_____________________
(1)	Operating income including net loss attributable to non-controlling interests as a percentage of net revenues.

Net income attributable to AllianceBernstein Unitholders for the three months ended March 31, 2010 increased $111.4 million, or 302.3%, from the three months ended March 31, 2009. The increase was primarily due to (in millions):

$76.9	Higher base investment advisory fees
21.6	Lower base compensation (primarily severance which was lower by $15.7 million and salaries which were lower by $5.6 million due to workforce reductions in 2009)
10.1
Deferred compensation-related investment gains which were higher by $39.4 million offset by deferred compensation expense which was higher by $29.3 million resulting from mark-to-market gains on related investments

7.1	Foreign exchange gains of $1.4 million in the current quarter compared to foreign exchange losses of $5.7 million in the prior year quarter
(5.4)	Higher real estate sublease-related charges ($12.0 million in the current quarter compared to $6.6 million in the prior year quarter)
(4.4)	Higher income taxes (primarily due to higher pre-tax income in the current quarter, partially offset by a prior year quarter out-of-period adjustment of $3.4 million)
5.5	Other
$111.4	Increase in net income

Units Outstanding

In December 2009, we issued approximately 8.5 million Holding Units to fund the 2009 restricted Holding Unit awards to eligible employees. The dilutive effect to EPU and per Unit distributions in 2010 will be approximately 3%.

Index

Net Revenues

The following table summarizes the components of net revenues:

	Three Months Ended March 31,
	2010	2009	$ Change	% Change
	(in millions)
Investment advisory and services fees:
Institutions:
Base fees	$196.7	$184.5	$12.2	6.6%
Performance-based fees	2.7	11.5	(8.8)	(76.8)
	199.4	196.0	3.4	1.7
Retail:
Base fees	151.8	110.9	40.9	36.9
Performance-based fees	—	—	—	—
	151.8	110.9	40.9	36.9
Private Client:
Base fees	161.1	137.3	23.8	17.4
Performance-based fees	—	0.8	(0.8)	(100.0)
	161.1	138.1	23.0	16.7
Total:
Base fees	509.6	432.7	76.9	17.8
Performance-based fees	2.7	12.3	(9.6)	(78.3)
	512.3	445.0	67.3	15.1

Bernstein research services	110.7	105.6	5.1	4.8
Distribution revenues	80.3	58.1	22.2	38.4
Dividend and interest income	3.9	7.8	(3.9)	(49.9)
Investment gains (losses)	(8.0)	(41.2)	33.2	(80.6)
Other revenues	26.6	24.1	2.5	10.3
Total revenues	725.8	599.4	126.4	21.1
Less: interest expense	0.7	1.8	(1.1)	(58.9)
Net revenues	$725.1	$597.6	$127.5	21.3

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

The Valuation Committee, which is composed of senior officers and employees, is responsible for overseeing the pricing and valuation of all investments held in client and AllianceBernstein portfolios. The Valuation Committee has adopted a Statement of Pricing Policies describing principles and policies that apply to pricing and valuing investments held in client and AllianceBernstein portfolios. We have also established a Pricing Group, which reports to the Valuation Committee.  The Valuation Committee has delegated to the Pricing Group responsibility for overseeing the pricing process for all investments.

Index

We sometimes charge our clients performance-based fees. In these situations, we charge a base advisory fee and are eligible to earn an additional performance-based fee or incentive allocation that is calculated as either a percentage of absolute investment results or a percentage of investment results in excess of a stated benchmark over a specified period of time. Some performance-based fees include a high-watermark provision, which generally provides that if a client account underperforms relative to its performance target (whether absolute or relative to a specified benchmark), it must gain back such underperformance before we can collect future performance-based fees. Therefore, if we fail to achieve our performance target for a particular period, we will not earn a performance-based fee for that period and, for accounts with a high-watermark provision, our ability to earn future performance-based fees will be impaired. We are eligible to earn performance-based fees on approximately 14% of the assets we manage for institutional clients and approximately 3% of the assets we manage for private clients (in total, approximately 9% of our company-wide AUM). If the percentage of our AUM subject to performance-based fees grows, seasonality and volatility of revenue and earnings are likely to become more significant. Approximately 74% of our hedge fund AUM is subject to high-watermarks and we ended the first quarter of 2010 with approximately 88% of this AUM below high-watermarks by 10% or more. This will make it very difficult for us to earn performance-based fees in most of our hedge funds in 2010.

For the three months ended March 31, 2010, our investment advisory and services fees increased by $67.3 million, or 15.1%, from the first quarter of 2009, primarily due to an increase of 15.6% in average assets under management.

Institutional investment advisory and services fees for the three months ended March 31, 2010 increased by $3.4 million, or 1.7%, from the three months ended March 31, 2009, primarily as a result of an increase in average assets under management of 10.2%, partially offset by lower performance-based fees.

Retail investment advisory and services fees for the three months ended March 31, 2010 increased by $40.9 million, or 36.9%, from the three months ended March 31, 2009, as average assets under management increased 31.0% and product mix improved.

Private client investment advisory and services fees for the three months ended March 31, 2010 increased by $23.0 million, or 16.7%, from the three months ended March 31, 2009, primarily as a result of higher base fees reflecting an increase in billable assets under management of 11.5% and favorable product mix.

Bernstein Research Services

Bernstein Research Services revenue consists principally of transaction charges received for providing equity research and brokerage-related services to institutional investors. Bernstein Research Services also earns revenues in the form of underwriting fees, management fees and/or selling concessions from issuers of publicly-traded securities to which we provide equity capital markets services.  Revenues from Bernstein Research Services for the three months ended March 31, 2010 increased $5.1 million, or 4.8%, from the three months ended March 31, 2009. This increase resulted from higher European revenues, partially offset by a modest decline in the U.S.

Distribution Revenues

AllianceBernstein Investments and AllianceBernstein (Luxembourg) S.A. (each a wholly-owned subsidiary of AllianceBernstein) act as distributor and/or placing agent of company-sponsored mutual funds and receive distribution services fees from certain of those funds as partial reimbursement of the distribution expenses they incur. Distribution revenues for the three months ended March 31, 2010 increased $22.2 million, or 38.4%, compared to the three months ended March 31, 2009, principally due to higher average mutual fund assets under management.

Dividend and Interest Income and Interest Expense

Dividend and interest income consists primarily of investment income and interest earned on customer margin balances and U.S. Treasury Bills. Interest expense principally reflects interest accrued on cash balances in customers’ brokerage accounts. Dividend and interest income, net of interest expense, for the three months ended March 31, 2010 decreased $2.8 million from the three months ended March 31, 2009. The decrease was due primarily to lower interest earned on U.S. Treasury Bill balances and other investments, reflecting lower interest rates and lower average balances.

Investment Gains (Losses)

Investment gains (losses) consists primarily of realized and unrealized investment gains or losses on trading investments and investments owned by our consolidated venture capital fund, realized gains or losses on the sale of available-for-sale investments, and equity in earnings of investments in limited partnership hedge funds that we sponsor and manage. Investment results improved by $33.2 million for the three months ended March 31, 2010 compared to the three months ended March 31, 2009, primarily due to gains on investments related to deferred compensation plan obligations of $11.2 million in the first quarter of 2010 compared to losses of $28.2 million in the first quarter of 2009 and higher investment gains on seed money investments of $3.4 million, partially offset by higher venture capital fund losses of $12.8 million.

Index

Other Revenues, Net

Other revenues consist of fees earned for transfer agency services provided to company-sponsored mutual funds, fees earned for administration and recordkeeping services provided to company-sponsored mutual funds and the general accounts of AXA and its subsidiaries, and other miscellaneous revenues. Other revenues for the three months ended March 31, 2010 increased $2.5 million from the three months ended March 31, 2009, due primarily to higher shareholder servicing fees.

Expenses

The following table summarizes the components of expenses:

	Three Months Ended March 31,
	2010	2009	$ Change	% Change
	(in millions)

Employee compensation and benefits	$319.4	$313.8	$5.6	1.8%
Promotion and servicing	121.7	104.6	17.1	16.3
General and administrative	138.0	139.2	(1.2)	(0.8)
Interest	0.6	1.0	(0.4)	(42.4)
Amortization of intangible assets	5.4	5.2	0.2	3.8
Total	$585.1	$563.8	$21.3	3.8

Employee Compensation and Benefits

We had 4,276 full-time employees at March 31, 2010 compared to 4,761 at March 31, 2009. Employee compensation and benefits, which represented approximately 55% and 56% of total expenses in the first quarter of 2010 and 2009, respectively, consist of salaries (including severance), annual cash incentive awards, annual expense associated with the accrual of unvested deferred incentive compensation awards (net of forfeitures), commissions, fringe benefits and other employment costs (including recruitment, training, temporary help and meals).

Base compensation, fringe benefits and other employment costs for the three months ended March 31, 2010 decreased $19.0 million, or 11.8%, from the three months ended March 31, 2009, primarily from lower severance and lower salaries related to workforce reductions in 2009. Incentive compensation increased $24.2 million, or 23.8%, primarily due to higher deferred compensation expense resulting from mark-to-market gains on related investments. Commission expense increased by $0.4 million, or 0.8%, reflecting higher retail sales volume.

Promotion and Servicing

Promotion and servicing expenses, which represented approximately 21% of total expenses in the first quarter of 2010 and 19% of total expenses during the corresponding period in 2009, include distribution plan payments to financial intermediaries for distribution of AllianceBernstein mutual funds and amortization of deferred sales commissions paid to financial intermediaries for the sale of back-end load shares of AllianceBernstein mutual funds. Also included in this expense category are costs related to travel and entertainment, advertising, promotional materials, and investment meetings and educational seminars for financial intermediaries that distribute our mutual fund products.

Promotion and servicing expenses for the three months ended March 31, 2010 increased $17.1 million, or 16.3%, from the three months ended March 31, 2009, primarily due to higher distribution plan payments (resulting from higher average Retail Services assets under management) and higher distribution services, partially offset by lower amortization of deferred sales commissions due to lower retail sales in prior periods.

General and Administrative

General and administrative expenses, which represented approximately 24% and 25% of total expenses in the first quarter of 2010 and 2009, respectively, include technology, professional fees, occupancy, communications and similar expenses. General and administrative expenses for the three months ended March 31, 2010 decreased $1.2 million, or 0.8%, from the three months ended March 31, 2009. The decrease was primarily due to incremental foreign exchange gains, partially offset by higher real estate sublease-related charges.

Index

Interest on Borrowings

Interest on our borrowings for the three months ended March 31, 2010 decreased $0.4 million, or 42.4%, from the three months ended March 31, 2009, primarily as a result of lower average balances and interest rates.

Non-Operating Income

Non-operating income consists of contingent purchase price payments earned from the disposition in 2005 of our cash management services. Non-operating income for the three months ended March 31, 2010 decreased $1.8 million, or 28.2%, due to lower contingent payments as compared to the three months ended March 31, 2009. We will continue to earn contingent payments through June 2010.

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

Income tax expense for the three months ended March 31, 2010 increased $4.4 million, or 51.8%, from the three months ended March 31, 2009. The increase is primarily the result of higher pre-tax earnings in the current year quarter, including higher pre-tax earnings of our foreign subsidiaries where tax rates are generally higher. The first quarter of 2009 included additional expense for the under-accrual of foreign taxes in the fourth quarter of 2008.  See Note 10 to AllianceBernstein’s condensed consolidated financial statements contained in Item 1.

Net Loss of Consolidated Entities Attributable to Non-Controlling Interests

Net loss of consolidated entities attributable to non-controlling interests consists of limited partner interests owned by other investors representing 90% of the total limited partnership interests in our consolidated venture capital fund and the 50% interest owned by AXA and its subsidiaries in our consolidated joint venture in Australia. Net loss of consolidated entities attributable to non-controlling interests for the three months ended March 31, 2010 increased $11.4 million due to higher losses on investments owned by our consolidated venture capital fund.

CAPITAL RESOURCES AND LIQUIDITY

The following table identifies selected items relating to capital resources and liquidity:

	Three Months Ended March 31,
	2010	2009	% Change
	(in millions)

Total capital, as of March 31	$4,627.9	$4,436.3	4.3%
Available Cash Flow	147.3	37.5	292.6
Cash flow from operations	218.1	47.2	362.5
Proceeds from sales (purchases) of investments, net	—	0.3	(100.0)
Capital expenditures	(0.5)	(28.7)	(98.4)
Distributions paid to General Partner and unitholders	(194.3)	(99.2)	96.0
Purchases of Holding Units to fund deferred compensation plan awards, net	(23.8)	(0.6)	3,878.9
Additional investment by Holding with proceeds from exercise of compensatory options to buy Holding Units	5.3	—	n/m
(Repayment) issuance of commercial paper, net	(43.1)	10.6	n/m
Proceeds from bank loans, net	—	66.0	(100.0)

Cash and cash equivalents of $584.5 million as of March 31, 2010 decreased $29.7 million from $614.2 million at December 31, 2009. Cash inflows are primarily provided by operations, issuance of commercial paper and proceeds from sales of investments. Significant cash outflows include cash distributions paid to the General Partner and unitholders, capital expenditures, repayment of commercial paper and purchases of Holdings Units to fund deferred compensation plans. In March 2010, we announced our intention to engage in open-market purchases of up to 3 million Holding Units, from time to time, to help fund anticipated obligations under our incentive compensation award program.  As of March 31, 2010 we purchased 833,970 Holding Units at a cost of $23.6 million.

Index

Debt and Credit Facilities

Total credit available, debt outstanding and weighted average interest rates were as follows:

	March 31, 2010			December 31, 2009
	Credit Available	Debt Outstanding	Interest Rate	Credit Available	Debt Outstanding	Interest Rate
	(in millions)

Revolving credit facility	$794.0	$—	—%	$751.0	$—	—%
Commercial paper (1)	206.0	206.0	0.2	249.0	249.0	0.2
Total revolving credit facility - AllianceBernstein	1,000.0	206.0	0.2	1,000.0	249.0	0.2
Revolving credit facility – SCB LLC	950.0	—	—	950.0	—	—
Total	$1,950.0	$206.0	0.2	$1,950.0	$249.0	0.2
________________
(1)	Commercial paper is short-term in nature and, as such, recorded value is estimated to approximate fair value.

AllianceBernstein has a $1.0 billion five-year revolving credit facility with a group of commercial banks and other lenders which expires in February 2011. The revolving credit facility is intended to provide back-up liquidity for our $1.0 billion commercial paper program, although we borrow directly under the facility from time to time. Amounts borrowed under the commercial paper program reduce amounts available for direct borrowing under the revolving credit facility on a dollar-for-dollar basis. Our interest rate, at our option, is a floating rate generally based upon a defined prime rate, a rate related to LIBOR or the Federal Funds rate. The revolving credit facility contains covenants which, among other things, require us to meet certain financial ratios. We are in compliance with these covenants.

SCB LLC has a $950 million three-year revolving credit facility with a group of commercial banks to fund its activities resulting from engaging in certain securities trading (including derivatives) and custody activities on behalf of private clients and participating in equity capital offerings on behalf of issuers of publicly-traded securities. The facility expires in January 2011. Under the revolving credit facility, the interest rate, at the option of SCB LLC, is a floating rate generally based upon a defined prime rate, a rate related to LIBOR or the Federal Funds rate. This revolving credit facility contains covenants which, among other things, require AllianceBernstein, as guarantor, to meet the same financial ratios contained in its $1.0 billion revolving credit facility. We are in compliance with these covenants.

SCB LLC has several separate uncommitted credit facilities with various banks.  SCB LLC also has two uncommitted lines of credit with a commercial bank, one for $75 million secured by pledges of U.S. Treasury Bills and a second for $50 million secured by pledges of equity securities.

Our financial condition and ability to issue public and private debt should provide adequate liquidity for our general business needs. Management believes that cash flow from operations and the issuance of debt and AllianceBernstein Units or Holding Units will provide us with the resources necessary to meet our financial obligations. See “Cautions Regarding Forward-Looking Statements”.

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

Index

There are several methods of estimating AllianceBernstein’s fair value, including valuation techniques such as discounted expected cash flows and market valuation (the number of AllianceBernstein Units outstanding multiplied by Holding Unit price). Determining estimated fair value using a discounted cash flow valuation technique consists of applying business growth rate assumptions over the estimated life of the goodwill asset and then discounting the resulting expected cash flows to arrive at a present value amount that approximates fair value. In our tests, our discounted expected cash flow model uses management’s current estimate of future earnings, which factors in current market conditions and all material events that have impacted, or that we believed at the time could potentially impact, future expected cash flows for the first four years and a compounded annual growth rate thereafter.

To the extent that securities valuations are depressed for prolonged periods of time, our assets under management, revenues, profitability and unit price may be adversely affected.  As a result, subsequent impairment tests may be based upon different assumptions and future cash flow projections, which may result in an impairment of this asset. Any impairment could reduce materially the recorded amount of goodwill with a corresponding charge to our earnings.

Retirement Plan

We maintain a qualified, noncontributory, defined benefit retirement plan covering current and former employees who were employed by the company in the United States prior to October 2, 2000. Service and compensation after December 31, 2008 are not taken into account in determining participants’ retirement benefits. The amounts recognized in the consolidated financial statements related to the retirement plan are determined from actuarial valuations. Inherent in these valuations are assumptions including expected return on plan assets, discount rates at which liabilities could be settled and mortality rates. The assumptions are reviewed annually and may be updated to reflect the current environment. Key assumptions are described in Note 14 to AllianceBernstein’s consolidated financial statements in our Form 10-K for the year ended December 31, 2009. In accordance with U.S. generally accepted accounting principles, actual results that differ from those assumed are accumulated and amortized over future periods and, therefore, affect expense recognized and liabilities recorded in future periods.

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

ACCOUNTING PRONOUNCEMENTS

See Note 14 to AllianceBernstein’s condensed consolidated financial statements contained in Item 1.

CAUTIONS REGARDING FORWARD-LOOKING STATEMENTS

Certain statements provided by management in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. The most significant of these factors include, but are not limited to, the following: the performance of financial markets, the investment performance of sponsored investment products and separately-managed accounts, general economic conditions, industry trends, future acquisitions, competitive conditions and government regulations, including changes in tax regulations and rates and the manner in which the earnings of publicly-traded partnerships are taxed. We caution readers to carefully consider such factors. Further, such forward-looking statements speak only as of the date on which such statements are made; we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. For further information regarding these forward-looking statements and the factors that could cause actual results to differ, see “Risk Factors” in Part I, Item 1A of our Form 10-K for the year ended December 31, 2009 and Part II, Item 1A in this Form 10-Q. Any or all of the forward-looking statements that we make in this Form 10-Q, other documents we file with or furnish to the SEC, and any other public statements we issue, may turn out to be wrong. It is important to remember that other factors besides those listed in “Risk Factors” and those listed below could also adversely affect our financial condition, results of operations and business prospects.

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

•
Our belief that the cash flow Holding realizes from its investment in AllianceBernstein will provide Holding with the resources necessary to meet its financial obligations: Holding’s cash flow is dependent on the quarterly cash distributions it receives from AllianceBernstein. Accordingly, Holding’s ability to meet its financial obligations is dependent on AllianceBernstein’s cash flow from its operations, which is subject to the performance of the capital markets and other factors beyond our control.

•
Our financial condition and ability to issue public and private debt providing adequate liquidity for our general business needs: Our financial condition is dependent on our cash flow from operations, which is subject to the performance of the capital markets, our ability to maintain and grow client assets under management and other factors beyond our control. Our ability to issue public and private debt on reasonable terms, as well as the market for such debt or equity, may be limited by adverse market conditions, our profitability and changes in government regulations, including tax rates and interest rates.

•
The possibility that prolonged weakness in the value of client assets under management may result in impairment of goodwill: To the extent that securities valuations are depressed for prolonged periods of time, client assets under management and our revenues, profitability and unit price may be adversely affected. As a result, subsequent impairment tests may be based upon different assumptions and future cash flow projections, which may result in an impairment of goodwill.

•
The outcome of litigation: Litigation is inherently unpredictable, and excessive damage awards do occur. Though we have stated that we do not expect certain legal proceedings to have a material adverse effect on our results of operations or financial condition, any settlement or judgment with respect to a legal proceeding could be significant, and could have such an effect.

OTHER INFORMATION

With respect to the unaudited condensed consolidated interim financial information of AllianceBernstein for the three months ended March 31, 2010, included in this quarterly report on Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information.  However, their separate report dated May 3, 2010 appearing herein states that they did not audit and they do not express an opinion on the unaudited condensed consolidated interim financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended (“Securities Act”) for their report on the unaudited condensed consolidated interim financial information because that report is not a “report” or a “part” of registration statements prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Securities Act.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to AllianceBernstein’s market risk for the quarterly period ended March 31, 2010.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the first quarter of 2010 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index

Part II

OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 7 to the condensed consolidated financial statements contained in Part I, Item 1.

Item 1A.	Risk Factors

In addition to the information set forth in this report, please consider carefully “Risk Factors” in Part I, Item 1A of our Form 10-K for the year ended December 31, 2009.  Such factors could materially affect our financial condition, results of operations and business prospects. See also our “Cautions Regarding Forward-Looking Statements” in Part I, Item 2.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Index

Item 6.	Exhibits

15.1	Letter from PricewaterhouseCoopers LLP, our independent registered public accounting firm, regarding unaudited interim financial information.

31.1	Certification of Mr. Kraus furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Mr. Howard furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of Mr. Kraus furnished for the purpose of complying with Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification of Mr. Howard furnished for the purpose of complying with Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 3, 2010	ALLIANCEBERNSTEIN L.P.

	By:	/s/ John B. Howard
John B. Howard
Chief Financial Officer