Form 10-Q
period 2010-06-30
ALLIANCEBERNSTEIN L.P.
filed 2010-08-02
CIK 1109448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

The number of units of limited partnership interest outstanding as of June 30, 2010 was 275,609,529.

ALLIANCEBERNSTEIN L.P.

Index

Part I

FINANCIAL INFORMATION
Item 1. Financial Statements

ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition
(in thousands, except unit amounts)

	June 30, 2010	December 31, 2009
	(unaudited)

ASSETS
Cash and cash equivalents	$670,096	$614,216
Cash and securities segregated, at fair value (cost: $945,237 and $985,213)	945,344	985,331
Receivables, net:
Brokers and dealers	172,848	170,148
Brokerage clients	691,703	582,248
Fees, net	306,792	346,482
Investments:
Deferred compensation-related	331,071	400,959
Other	411,542	373,870
Furniture, equipment and leasehold improvements, net	326,190	359,674
Goodwill	2,893,029	2,893,029
Intangible assets, net	213,287	223,992
Deferred sales commissions, net	83,045	90,187
Other assets	167,766	174,804
Total assets	$7,212,713	$7,214,940

LIABILITIES AND CAPITAL
Liabilities:
Payables:
Brokers and dealers	$118,184	$120,574
Securities sold not yet purchased	22,181	31,806
Brokerage clients	1,643,944	1,430,835
AllianceBernstein mutual funds	67,333	86,054
Accounts payable and accrued expenses	309,875	278,398
Accrued compensation and benefits	438,454	316,331
Debt	78,996	248,987
Total liabilities	2,678,967	2,512,985
Commitments and contingencies (See Note 8)

Capital:
General Partner	48,047	48,671
Limited partners: 275,609,529 and 274,745,592 units issued and outstanding	4,806,180	4,862,158
Capital contributions receivable from General Partner	(18,404)	(19,664)
Holding Units held for deferred compensation plans	(393,877)	(338,941)
Accumulated other comprehensive income (loss)	(51,758)	(21,862)
Partners’ capital attributable to AllianceBernstein Unitholders	4,390,188	4,530,362
Non-controlling interests in consolidated entities	143,558	171,593
Total capital	4,533,746	4,701,955
Total liabilities and capital	$7,212,713	$7,214,940

See Accompanying Notes to Condensed Consolidated Financial Statements

Index

ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Income
 (in thousands, except per unit amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Revenues:
Investment advisory and services fees	$512,788	$448,110	$1,025,040	$893,072
Bernstein research services	117,158	110,867	227,910	216,509
Distribution revenues	83,477	64,582	163,826	122,658
Dividend and interest income	4,911	6,577	8,822	14,378
Investment gains (losses)	(56,532)	65,284	(64,552)	24,047
Other revenues	27,735	27,400	54,297	51,472
Total revenues	689,537	722,820	1,415,343	1,322,136
Less: Interest expense	1,194	1,380	1,914	3,132
Net revenues	688,343	721,440	1,413,429	1,319,004

Expenses:
Employee compensation and benefits	313,113	324,961	632,538	638,764
Promotion and servicing:
Distribution-related payments	71,015	55,149	137,764	102,960
Amortization of deferred sales commissions	12,147	13,844	24,268	28,741
Other	49,816	46,329	92,645	88,251
General and administrative	128,795	141,616	266,843	280,814
Interest on borrowings	430	675	985	1,639
Amortization of intangible assets	5,378	5,554	10,755	10,733
Total expenses	580,694	588,128	1,165,798	1,151,902

Operating income	107,649	133,312	247,631	167,102

Non-operating income	2,258	5,951	6,773	12,236

Income before income taxes	109,907	139,263	254,404	179,338

Income taxes	13,127	9,668	26,131	18,232

Net income	96,780	129,595	228,273	161,106

Net loss (income) of consolidated entities attributable to non-controlling interests	9,339	(1,300)	26,112	4,040

Net income attributable to AllianceBernstein Unitholders	$106,119	$128,295	$254,385	$165,146

Net income per AllianceBernstein Unit:
Basic	$0.38	$0.48	$0.92	$0.62
Diluted	$0.38	$0.48	$0.91	$0.62

See Accompanying Notes to Condensed Consolidated Financial Statements

Index

ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2010	2009

Cash flows from operating activities:
Net income	$228,273	$161,106
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred sales commissions	24,268	28,741
Amortization of non-cash deferred compensation	53,225	36,123
Depreciation and other amortization	41,373	42,285
Unrealized losses (gains) on deferred compensation-related investments	12,980	(82,445)
Unrealized loss on consolidated venture capital fund	28,454	8,323
Other	12,752	(2,789)
Changes in assets and liabilities:
Decrease in segregated cash and securities	39,987	1,326,483
(Increase) decrease in receivables	(221,589)	173,528
(Increase) in investments	(20,676)	(50,882)
(Increase) in deferred sales commissions	(17,126)	(16,934)
Decrease (increase) in other assets	4,114	(35,978)
Increase (decrease) in payables	326,914	(1,291,150)
Increase (decrease) in accounts payable and accrued expenses	34,993	(17,039)
Increase in accrued compensation and benefits	122,853	91,099
Net cash provided by operating activities	670,795	370,471

Cash flows from investing activities:
Purchases of investments	(73)	(10,429)
Proceeds from sales of investments	194	2,852
Additions to furniture, equipment and leasehold improvements, net	(3,685)	(36,098)
Net cash used in investing activities	(3,564)	(43,675)

Cash flows from financing activities:
(Repayment) of commercial paper, net	(170,155)	(120,113)
Proceeds from bank loans, net	—	22,000
(Decrease) in overdrafts payable	(55)	(27,318)
Distributions to General Partner and unitholders	(341,862)	(136,678)
(Distributions to) contributions from non-controlling interests in consolidated entities	(992)	1,266
Capital contributions from General Partner	1,854	1,854
Additional investment by Holding with proceeds from exercise of compensatory options to buy Holding Units	8,101	—
Purchases of Holding Units to fund deferred compensation plan awards, net	(85,982)	(654)
Other	(25)	157
Net cash used in financing activities	(589,116)	(259,486)

Effect of exchange rate changes on cash and cash equivalents	(22,235)	36,387

Net increase in cash and cash equivalents	55,880	103,697
Cash and cash equivalents as of beginning of the period	614,216	552,577
Cash and cash equivalents as of end of the period	$670,096	$656,274

See Accompanying Notes to Condensed Consolidated Financial Statements

Index

ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2010
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

We provide research, diversified investment management and related services globally to a broad range of clients. Our principal services include:

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

During 2009, we were selected by the U.S. Treasury Department as one of only three firms to manage its portfolio of assets issued by banks and other institutions taking part in the Capital Purchase Program of the Troubled Assets Relief Program. In addition, we were selected by the U.S. Treasury Department as one of nine pre-qualified fund managers under the Public-Private Investment Program and, during the fourth quarter of 2009, we were one of five firms that closed an initial Public-Private Investment Fund (“PPIF”) of at least $500 million. In April 2010, we closed our PPIF with over $1.1 billion raised.

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

As of June 30, 2010, AXA, a société anonyme organized under the laws of France and the holding company for an international group of insurance and related financial services companies, through certain of its subsidiaries (“AXA and its subsidiaries”) owned approximately 1.4% of the issued and outstanding units representing assignments of beneficial ownership of limited partnership interests in Holding (“Holding Units”).

As of June 30, 2010, the ownership structure of AllianceBernstein, expressed as a percentage of general and limited partnership interests, was as follows:

AXA and its subsidiaries	61.4%
Holding	36.7
Unaffiliated holders	1.9
100.0%

AllianceBernstein Corporation (an indirect wholly-owned subsidiary of AXA, “General Partner”) is the general partner of both Holding and AllianceBernstein. AllianceBernstein Corporation owns 100,000 general partnership units in Holding and a 1% general partnership interest in AllianceBernstein. Including both the general partnership and limited partnership interests in Holding and AllianceBernstein, AXA and its subsidiaries had an approximate 62.5% economic interest in AllianceBernstein as of June 30, 2010.

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the current year’s presentation.  These include: (i) securities sold not yet purchased, previously included in payable to brokers and dealers in the condensed consolidated statements of financial condition, is currently shown separately, (ii) Holding Units owned by AllianceBernstein not yet awarded under deferred compensation plans, previously included in limited partners’ capital in the condensed consolidated statement of financial position, have been reclassified to Holding Units held for deferred compensation plans, (iii) Bernstein Research Services transaction costs, previously included in general and administrative expense in the condensed consolidated statements of income, have been reclassified to other promotion and servicing expenses, (iv) certain distribution services expenses, previously included in other promotion and servicing expenses in the condensed consolidated statements of income, have been reclassified to distribution-related payments, and (v) unrealized loss on consolidated venture capital fund, previously included in other adjustments to reconcile net income to net cash provided by operating activities in the condensed consolidated statement of cash flows, is currently shown separately.

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

On August 2, 2010, the General Partner declared a distribution of $105.8 million, or $0.38 per AllianceBernstein Unit, representing a distribution of Available Cash Flow for the three months ended June 30, 2010. The General Partner, as a result of its 1% general partnership interest, is entitled to receive 1% of each distribution. The distribution is payable on August 19, 2010 to holders of record on August 12, 2010.

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

Investments

Investments include United States Treasury Bills, unconsolidated mutual funds and limited partnership hedge funds we sponsor and manage, various separately-managed portfolios comprised of equity and fixed income securities, exchanged-traded options and investments owned by a consolidated venture capital fund in which we own a controlling interest as the general partner and in which we hold a 10% limited partnership interest.

Investments in United States Treasury Bills, mutual funds, and equity and fixed income securities are classified as either trading or available-for-sale securities. Trading investments are stated at fair value with unrealized gains and losses reported in net income. Available-for-sale investments are stated at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income in partners’ capital. Realized gains and losses on the sale of investments are included in income in the current period. Average cost is used to determine the realized gain or loss on investments sold.

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

Goodwill

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

Intangible Assets, Net

Intangible assets consist primarily of costs assigned to acquired investment management contracts of SCB Inc. based on their estimated fair value at the time of acquisition, less accumulated amortization. Intangible assets are recognized at fair value and are amortized on a straight-line basis over their estimated useful life of approximately 20 years. The gross carrying amount and accumulated amortization of intangible assets subject to amortization totaled $416.0 million and $202.7 million, respectively, as of June 30, 2010 and $415.9 million and $191.9 million, respectively, as of December 31, 2009. Amortization expense was $5.4 million and $5.6 million for the three months ended June 30, 2010 and 2009, respectively, and $10.8 million and $10.7 million for the six months ended June 30, 2010 and 2009, respectively. Estimated annual amortization expense for each of the next five years is approximately $22 million.

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

Index

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

Bernstein Research Services revenue consists primarily of brokerage transaction charges for research and brokerage-related services provided to institutional investors. Brokerage transaction charges earned and related expenses are recorded on a trade-date basis. Bernstein Research Services revenue also consists of underwriting fees, management fees and/or selling concessions from equity capital markets activities, which are recognized as the related services are performed.

Distribution revenues, shareholder servicing fees, and dividend and interest income are accrued as earned.

Deferred Compensation Plans

We maintain several unfunded, non-qualified deferred compensation plans under which annual awards to employees are generally made in the fourth quarter. For awards made before 2009, participants were permitted to allocate their awards: (i) among notional investments in Holding Units, certain of the investment services we provide to our clients, and a money market fund, (ii) restricted Holding Units or (iii) under certain circumstances, in options to buy Holding Units. Awards in 2009 consisted solely of restricted Holding Units. We typically made investments in our services that were notionally elected by the participants and maintain them in a consolidated rabbi trust or separate custodial account. Awards generally vest over four years but can vest more quickly upon grant depending on the terms of the individual award, the age of the participant, or the terms of an employment, separation or retirement agreement. Upon vesting, awards are distributed to participants unless they have made a voluntary long-term election to defer receipt. Quarterly cash distributions on unvested Holding Units or restricted Holding Units for which a long-term deferral election has not been made are paid currently to participants. For awards made prior to December 2009, quarterly cash distributions on notional investments in Holding Units and income credited on notional investments in our investment services or the money market fund for which a long-term deferral election has been made are reinvested and distributed as elected by participants. For awards made in December 2009, quarterly cash distributions on vested and unvested restricted Holding Units for which a long-term deferral election has been made are paid currently to participants.

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

Index

Compensatory Unit Awards and Option Plans

We recognize compensation expense related to grants of restricted Holding Units and options to buy Holding Units in the financial statements using the fair value method. Under the fair value method, compensatory expense is measured at the grant date based on the estimated fair value of the award and is recognized over the vesting period. Fair value of restricted Holding Unit awards is the closing price of a Holding Unit on the grant date; fair value of options is determined using the Black-Scholes option valuation model.

We fund our restricted Holding Unit awards to employees either by purchasing newly-issued Holding Units from Holding or purchasing Holding Units on the open market, all of which are held in a consolidated rabbi trust until they are distributed to employees upon vesting.  In accordance with the AllianceBernstein Partnership Agreement, when Holding issues Holding Units to AllianceBernstein, Holding is required to use the proceeds it receives from AllianceBernstein to purchase the equivalent number of newly-issued AllianceBernstein Units, thus increasing its percentage ownership interest in AllianceBernstein. Holding Units held in the consolidated rabbi trust are corporate assets in the name of the trust and available to the general creditors of AllianceBernstein.

In March 2010, we announced our intention to engage in open-market purchases of up to three million Holding Units, from time to time, to help fund anticipated obligations under our incentive compensation award program. As of June 30, 2010, we purchased three million Holding Units for $86.1 million. During the second half of 2010 and in future periods, we intend to engage in additional open market purchases of Holding Units, from time to time, to help fund anticipated obligations under our incentive compensation award program.

We granted 1.4 million restricted Holding Unit awards to employees during the first six months of 2010. To fund these awards, Holding issued 0.4 million Holding Units and we used 1.0 million Holding Units held in the consolidated rabbi trust. There were 2.5 million unallocated Holding Units remaining in the consolidated rabbi trust as of June 30, 2010.

New Holding Units are also issued by Holding upon exercise of options.  Proceeds received by Holding upon exercise of options are used to acquire newly-issued AllianceBernstein Units, increasing its percentage ownership interest in AllianceBernstein.

On July 26, 2010, the Amended and Restated 1997 Long Term Incentive Plan expired. Effective as of July 1, 2010, we established the 2010 Long Term Incentive Plan (“2010 Plan”), under which restricted Holding Units or phantom restricted Holding Units (a “phantom” award is a contractual right to receive Holding Units at a later date or upon a specified event); options to buy Holding Units; and other Holding Unit-based awards (including, without limitation, Holding Unit appreciation rights and performance awards) may be granted to employees and independent directors of the General Partner. The 2010 Plan will expire on June 30, 2020, and no awards under the 2010 Plan will be made after that date. Under the 2010 Plan, the number of newly-issued Holding Units with respect to which awards may be granted is 30 million. The 2010 Plan also permits us to award an additional 30 million Holding Units if we acquire the Holding Units on the open market or through private purchases.

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

As of June 30, 2010, we are the investment manager for ten CDOs that meet the definition of a VIE due primarily to the lack of unilateral decision-making authority of the equity holders.  The CDOs are alternative investment vehicles created for the sole purpose of issuing collateralized debt instruments that offer investors the opportunity for returns that vary with the risk level of their investment.  Our management fee structure for these CDOs will typically include a senior management fee, and may also include subordinated and incentive management fees.  We hold no equity interest in any of these CDOs.  For each of the CDOs, we evaluated the management fee structure, the current and expected economic performance of the entities and other provisions included in the governing documents of the CDOs that might restrict or guarantee an expected loss or residual return.  In accordance with ASC 810, we concluded that our investment management contract does not represent a variable interest in eight of the ten CDOs.  As such, we are not required to consolidate these entities.

Index

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

The cash, collateral investments (at fair value) and notes payable (at amortized cost) as of June 30, 2010 of these two unconsolidated CDOs are $26.0 million, $352.6 million and $384.0 million, respectively.

For the entities that meet the scope deferral, management reviews its agreements quarterly and its investments in, and other financial arrangements with, certain entities that hold client AUM to determine the variable interest entities that the company is required to consolidate. These entities include certain mutual fund products, hedge funds, structured products, group trusts, collective investment trusts and limited partnerships. We earn investment management fees on client assets under management of these entities, but we derive no other benefit from these assets and cannot use them in our operations.

As of June 30, 2010, we have significant variable interests in certain hedge funds with approximately $20.8 million in AUM. However, these variable interest entities do not require consolidation because management has determined that we are not the primary beneficiary of the expected losses or expected residual returns of these entities. Our maximum exposure to loss in these entities is limited to our aggregate investments of $0.1 million.

3.	Cash and Securities Segregated Under Federal Regulations and Other Requirements

As of June 30, 2010 and December 31, 2009, $0.9 billion and $0.9 billion, respectively, of United States Treasury Bills were segregated in a special reserve bank custody account for the exclusive benefit of brokerage customers of Sanford C. Bernstein & Co., LLC (“SCB LLC”), a wholly-owned subsidiary of AllianceBernstein, under Rule 15c3-3 of the Securities Exchange Act of 1934, as amended (“Exchange Act”).

AllianceBernstein Investments, Inc. (“AllianceBernstein Investments”), a wholly-owned subsidiary of AllianceBernstein and the distributor of company-sponsored mutual funds, maintains several special bank accounts for the exclusive benefit of customers.  As of June 30, 2010 and December 31, 2009, $22.6 million and $37.4 million, respectively, of cash were segregated in these bank accounts.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands, except per unit amounts)

Net income attributable to AllianceBernstein Unitholders	$106,119	$128,295	$254,385	$165,146

Weighted average units outstanding - basic	275,498	265,625	275,204	265,280
Dilutive effect of compensatory options to buy Holding Units	2,026	1	1,933	—
Weighted average units outstanding – diluted	277,524	265,626	277,137	265,280

Basic net income per AllianceBernstein Unit	$0.38	$0.48	$0.92	$0.62
Diluted net income per AllianceBernstein Unit	$0.38	$0.48	$0.91	$0.62

For the three months and six months ended June 30, 2010, we excluded 5,048,345 out-of-the-money options (i.e., options with an exercise price greater than the weighted average closing price of a unit for the relevant period), from the diluted net income per unit computation due to their anti-dilutive effect. For the three months and six months ended June 30, 2009, we excluded 6,206,572 and 6,237,692, respectively, out-of-the-money options from the diluted net income per unit computation due to their anti-dilutive effect.

5.	Investments

Investments consist of:
	June 30, 2010	December 31, 2009
	(in thousands)

Available-for-sale	$17,414	$18,246
Trading:
Deferred compensation-related	277,098	326,364
United States Treasury Bills	40,989	28,000
Seed money	117,675	107,136
Other	54,707	23,082
Investments in limited partnership hedge funds:
Deferred compensation-related	53,973	74,595
Other	28,985	16,579
Consolidated private equity fund	128,195	162,747
Private equity	15,067	10,000
Other	8,510	8,080
Total investments	$742,613	$774,829

Total investments related to deferred compensation obligations of $331.1 million and $401.0 million as of June 30, 2010 and December 31, 2009, respectively, consist of company-sponsored mutual funds and limited partnership hedge funds. We typically make investments in our services that are notionally elected by deferred compensation plan participants and maintain them in a consolidated rabbi trust or separate custodial account. The rabbi trust and custodial account enable us to hold such investments separate from our other assets for the purpose of settling our obligations to participants. The investments held in the rabbi trust and custodial account remain available to the general creditors of AllianceBernstein.

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

Index

United States Treasury Bills are held by SCB LLC in their investment account and are pledged as collateral with clearing organizations.

We provide seed money to our investment teams to develop new products and services for our clients.

6.	Derivative Instruments

During the second quarter of 2010, we entered into various futures, forwards and swaps to economically hedge our seed money investments.  In addition, we have currency forwards that represent seed money that our investment teams are using to develop new products and services for our clients. We do not hold any derivatives designated in a formal hedge relationship under ASC 815-10, Derivatives and Hedging.

The following table presents the notional and fair value as of June 30, 2010 for derivative instruments not designated as hedging instruments:

	Assets		Liabilities
	Notional Value	Fair Value	Notional Value	Fair Value
	(in thousands)
June 30, 2010:
Exchange-traded futures	$20,583	$751	$—	$—
Currency forwards(1)	—	—	30,598	1,099
Interest rate swaps	—	—	19,022	1,149
Credit default swaps	22,211	60	—	—
Total return swaps	30,928	1,795	—	—
Total derivatives	$73,722	$2,606	$49,620	$2,248

(1)	Seed money used to develop new products and services.

The following table presents the notional and fair value as of December 31, 2009 for derivative instruments not designated as hedging instruments:

	Assets		Liabilities
	Notional Value	Fair Value	Notional Value	Fair Value
	(in thousands)
December 31, 2009:
Exchange-traded futures	$21,309	$(15)	$—	$—
Currency forwards(1)	31,926	612	—	—
Interest rate swaps	16,995	955	—	—
Credit default swaps	22,475	175	—	—
Total derivatives	$92,705	$1,727	$—	$—

(1)	Seed money used to develop new products and services.

As of June 30, 2010, the asset derivatives are included in receivable from brokers and dealers and the liability derivatives are included in payables to brokers and dealers on our condensed consolidated statement of financial condition. As of December 31, 2009, the futures and forwards contracts were included in receivables from brokers and dealers and the credit default swaps were included in investments.

Index

The following table presents gains and losses recognized in investment gains (losses) in the condensed consolidated statement of income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)

Exchange-traded futures	$1,120	$24	$(180)	$1,194
Currency forwards	(579)	2	(850)	9
Interest rate swaps	(2,028)	—	(2,409)	—
Credit default swaps	360	(106)	202	(106)
Total return swaps	936	—	936	—
Balance as of end of period	$(191)	$(80)	$(2,301)	$1,097

7.	Fair Value

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

Index

The following table summarizes the valuation of our financial instruments by pricing observability levels as of June 30, 2010:

	Level 1	Level 2	Level 3	Total
	(in thousands)

Money markets	$220,328	$—	$—	$220,328
U.S. Treasury bills	—	963,707	—	963,707
U.K. Treasury bills	—	180,029	—	180,029
Derivatives	751	1,855	—	2,606
Equity securities
Growth	107,361	232	160	107,753
Value	74,942	—	—	74,942
Blend	102,558	—	—	102,558
Other(1)	45,421	—	—	45,421
Fixed Income securities
Taxable(2)	83,544	29,958	17	113,519
Tax-exempt(3)	9,930	751	—	10,681
Other	8	—	—	8
Long exchange-traded options	12,012	—	—	12,012
Private equity	25,587	3,706	102,544	131,837
Total assets measured at fair value	$682,442	$1,180,238	$102,721	$1,965,401

Securities sold not yet purchased
Short equities – corporate	$15,270	$—	$—	$15,270
Short exchange-traded options	5,272	—	—	5,272
Other	1,639	—	—	1,639
Derivatives	—	2,248	—	2,248
Total liabilities measured at fair value	$22,181	$2,248	$—	$24,429

(1)	Primarily long positions in corporate equities traded through our options desk.
(2)	Primarily corporate and government securities.
(3)	Primarily municipal bonds.

The following table summarizes the valuation of our financial instruments by pricing observability levels as of December 31, 2009:

	Level 1	Level 2	Level 3	Total
	(in thousands)

Money markets	$178,875	$—	$—	$178,875
U.S. Treasury bills	—	975,888	—	975,888
U.K. Treasury bills	—	177,772	—	177,772
Futures/currency forward contracts	(15)	612	—	597
Equity securities	365,017	4,504	650	370,171
Fixed income securities	69,608	28,396	81	98,085
Long exchange-traded options	6,572	—	—	6,572
Private equity	2,913	62,006	97,828	162,747
Total assets measured at fair value	$622,970	$1,249,178	$98,559	$1,970,707

Securities sold not yet purchased
Short equities – corporate	$28,641	$—	$—	$28,641
Short exchange-traded options	3,165	—	—	3,165
Total liabilities measured at fair value	$31,806	$—	$—	$31,806

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

•
Derivatives: We hold exchange-traded futures with counterparties that are included in Level 1 of the valuation hierarchy. In addition, we also hold currency forward contracts, interest rate swaps, credit default swaps and total return swaps with counterparties that are included in Level 2 of the valuation hierarchy.

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

•
Private equity: The valuation of non-public private equity investments owned by a consolidated venture capital fund requires significant management judgment due to the absence of quoted market prices, inherent lack of liquidity and the long-term nature of such investments. Private equity investments are valued initially at cost. The carrying values of private equity investments are adjusted either up or down from cost to reflect expected exit values as evidenced by financing and sale transactions with third parties, or when determination of a valuation adjustment is confirmed through ongoing review in accordance with our valuation policies and procedures. A variety of factors are reviewed and monitored to assess positive and negative changes in valuation including, but not limited to, current operating performance and future expectations of investee companies, industry valuations of comparable public companies, changes in market outlook and the third party financing environment over time. In determining valuation adjustments resulting from the investment review process, particular emphasis is placed on current company performance and market conditions. Non-public equity investments are included in Level 3 of the valuation hierarchy because they trade infrequently and, therefore, their fair value is unobservable. Publicly-traded equity investments are included in Level 1 of the valuation hierarchy. If they contain trading restrictions, publicly-traded equity investments are included in Level 2 of the valuation hierarchy. During the first quarter, the trading restriction period expired on one of our publicly-traded equity investments and the security was transferred from a Level 2 classification to a Level 1 classification as of June 30, 2010.

•	Securities sold not yet purchased: Securities sold not yet purchased, primarily reflecting short positions in equities and exchange-traded options, are included in Level 1 of the valuation hierarchy.

The following table summarizes the change in carrying value associated with Level 3 financial instruments carried at fair value:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)

Balance as of beginning of period	$102,256	$157,855	$98,559	$162,552

Transfer (out) in, net	(82)	(30,360)	(163)	(30,380)
Purchases (sales), net	(1,408)	5,800	939	6,404
Realized gains (losses), net	(2,481)	813	(2,429)	791
Unrealized gains (losses), net	4,436	(1,978)	5,815	(7,237)
Balance as of end of period	$102,721	$132,130	$102,721	$132,130

Realized and unrealized gains and losses on Level 3 financial instruments are recorded in investment gains and losses in the condensed consolidated statements of income. Substantially all of the Level 3 investments are private equity investments owned by our consolidated venture capital fund, of which we own 10% and non-controlling interests own 90%.

Index

Assets Measured at Fair Value on a Nonrecurring Basis

There were no impairments recognized for goodwill, intangible assets or other long-lived assets as of June 30, 2010.

8.	Commitments and Contingencies

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

On April 21, 2006, AllianceBernstein and attorneys for the plaintiffs in the mutual fund shareholder claims, mutual fund derivative claims, and ERISA claims entered into a confidential memorandum of understanding containing their agreement to settle these claims. The agreement has been documented by a stipulation of settlement, which has been approved by the court. The settlement amount ($30 million), which we previously expensed and disclosed, has been disbursed. The derivative claims brought on behalf of Holding, in which plaintiffs seek an unspecified amount of damages, remain pending.

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

Other

During July 2009, we entered into a subscription agreement under which we committed to invest up to $40 million in a venture capital fund over a six-year period. As of June 30, 2010, we had funded $3.8 million of this commitment.

Also during July 2009, we were selected by the U.S. Treasury Department as one of nine pre-qualified investment managers under the Public-Private Investment Program. As part of the program, each investment manager is required to invest a minimum of $20 million in the Public-Private Investment Fund they manage. As of June 30, 2010, we had funded $17.0 million of this commitment.

9.	Qualified Employee Benefit Plans

We maintain a qualified profit sharing plan covering U.S. employees and certain foreign employees. Employer contributions are discretionary and generally limited to the maximum amount deductible for federal income tax purposes.

We maintain several defined contribution plans for foreign employees in the United Kingdom, Australia, Japan and other foreign entities. Employer contributions are generally consistent with regulatory requirements and tax limits. Defined contribution expense for foreign entities was $1.8 million and $1.7 million during the three months ended June 30, 2010 and 2009, respectively, and $3.6 million and $3.7 million during the six months ended June 30, 2010 and 2009, respectively.

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

Index

Our policy is to satisfy our funding obligation for each year in an amount not less than the minimum required by ERISA and not greater than the maximum amount we can deduct for federal income tax purposes. Through July 2010, we have made no contributions to the Retirement Plan and currently intend to contribute $6.0 million to the Retirement Plan later this year. Contribution estimates, which are subject to change, are based on regulatory requirements, future market conditions and assumptions used for actuarial computations of the Retirement Plan’s obligations and assets. Management, at the present time, is unable to determine the amount, if any, of additional future contributions that may be required.

        Net expense under the Retirement Plan consisted of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)

Interest cost on projected benefit obligations	$1,139	$1,098	$2,278	$2,196
Expected return on plan assets	(1,129)	(769)	(2,258)	(1,538)
Recognized actuarial loss	56	109	112	218
Amortization of transition asset	(36)	(36)	(72)	(72)
Net pension charge	$30	$402	$60	$804

10.	Units Outstanding

The following table summarizes the activity in units:

Outstanding as of December 31, 2009	274,745,592
Options exercised	475,159
Units issued	389,606
Units forfeited	(828)
Outstanding as of June 30, 2010	275,609,529

In accordance with the Holding Partnership Agreement, when Holding issues Holding Units to AllianceBernstein, Holding is required to use the proceeds it receives from AllianceBernstein to purchase the equivalent number of newly-issued AllianceBernstein Units. Holding Units issued pertain to Holding Units newly issued under our Amended and Restated 1997 Long Term Incentive Plan and could include: (i) restricted Holding Unit awards to independent members of the Board of Directors of the General Partner, (ii) restricted Holding Unit awards to eligible employees, (iii) restricted Holding Unit awards for recruitment, and (iv) restricted Holding Unit issuances in connection with certain employee separation agreements.

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

Index

12.	Debt

Total credit available, debt outstanding and weighted average interest rates were as follows:

	June 30, 2010			December 31, 2009
	Credit Available	Debt Outstanding	Interest Rate	Credit Available	Debt Outstanding	Interest Rate
	(in millions)

Revolving credit facility	$921.0	$—	—%	$751.0	$—	—%
Commercial paper (1)	79.0	79.0	0.3	249.0	249.0	0.2
Total revolving credit facility - AllianceBernstein	1,000.0	79.0	0.3	1,000.0	249.0	0.2
Revolving credit facility –SCB LLC	950.0	—	—	950.0	—	—
Total	$1,950.0	$79.0	0.3	$1,950.0	$249.0	0.2

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

On July 23, 2010, a subsidiary of AllianceBernstein arranged for a non-recourse credit line from AXA Equitable Life Insurance Company (“AXA Equitable”) in an amount equal to $100 million. The credit line, which matures on October 15, 2010 or any later date agreed to by AXA Equitable, will be used to purchase real estate investments with the expectation that they will be transferred to a real estate opportunity fund being established by AllianceBernstein.

Index

13.	Comprehensive Income

Comprehensive income consisted of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)

Net income	$96,780	$129,595	$228,273	$161,106
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investments	(1,260)	1,019	(902)	1,401
Foreign currency translation adjustment	(11,749)	53,669	(29,965)	48,394
Changes in retirement plan related items	20	73	40	146
Comprehensive income	83,791	184,356	197,446	211,047
Comprehensive (income) loss in consolidated entities attributable to non-controlling interests	10,897	(3,622)	27,043	1,826
Comprehensive income attributable to AllianceBernstein Unitholders	$94,688	$180,734	$224,489	$212,873

14.	Changes in Capital

Changes in capital for the six months ended June 30, 2010 consisted of:

	Partners’ Capital Attributable to AllianceBernstein Unitholders	Non-Controlling Interests In Consolidated Entities	Total Capital
	(in thousands)

Balance as of December 31, 2009	$4,530,362	$171,593	$4,701,955
Comprehensive income (loss):
Net income (loss)	254,385	(26,112)	228,273
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investments	(1,137)	235	(902)
Foreign currency translation adjustments	(28,799)	(1,166)	(29,965)
Changes in retirement plan related items	40	—	40
Comprehensive income (loss)	224,489	(27,043)	197,446

Cash distributions to General Partner and unitholders	(341,862)	—	(341,862)
Capital contributions (distributions)	1,854	(992)	862
Compensation-related transactions	(24,655)	—	(24,655)
Balance as of June 30, 2010	$4,390,188	$143,558	$4,533,746

Index

Changes in capital for the six months ended June 30, 2009 consisted of:

	Partners’ Capital Attributable to AllianceBernstein Unitholders	Non-Controlling Interests In Consolidated Entities	Total Capital
	(in thousands)

Balance as of December 31, 2008	$4,317,659	$169,167	$4,486,826
Comprehensive income (loss):
Net income (loss)	165,146	(4,040)	161,106
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investments	1,403	(2)	1,401
Foreign currency translation adjustments	46,178	2,216	48,394
Changes in retirement plan related items	146	—	146
Comprehensive income (loss)	212,873	(1,826)	211,047

Cash distributions to General Partner and unitholders	(136,678)	—	(136,678)
Capital contributions	1,854	1,266	3,120
Compensation-related transactions	35,467	—	35,467
Balance as of June 30, 2009	$4,431,175	$168,607	$4,599,782

15.	Accounting Pronouncements

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

We have reviewed the accompanying condensed consolidated statement of financial condition of AllianceBernstein L.P. ("AllianceBernstein") as of June 30, 2010, and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2010 and 2009, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2010 and 2009.  These interim financial statements are the responsibility of the management of AllianceBernstein Corporation, the General Partner.

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
August 2, 2010

Index

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Equity markets fell during most of the second quarter of 2010, as investors feared that escalating fiscal troubles in Europe could curtail the world’s economic recovery.  The increase in risk aversion caused by these fears created a challenging environment for active strategies in the second quarter.  In this context, our Equities investment services underperformed relative to benchmarks or peer averages, while global Fixed Income services outperformed.

Our total assets under management (“AUM”) as of June 30, 2010 were $457.7 billion, down $43.6 billion, or 8.7%, compared to March 31, 2010, and up $10.7 billion, or 2.4%, compared to June 30, 2009.  During the second quarter of 2010, AUM decreased as a result of market depreciation of $38.9 billion and net outflows of $4.7 billion.  Year-over-year AUM increased as a result of market appreciation of $51.6 billion, partly offset by net outflows of $40.9 billion.  Total net outflows of $4.7 billion in the second quarter of 2010 were 27.5% lower than in the first quarter of 2010 and 80.5% lower than the second quarter of 2009.

Institutional AUM decreased $26.4 billion, or 8.9%, to $270.6 billion during the second quarter of 2010, due primarily to market depreciation of $22.5 billion and net outflows of $3.7 billion.  Net outflows declined to $3.7 billion, or 57.0% lower than in the first quarter of 2010, due to increased sales.  The pipeline of awarded but unfunded institutional mandates decreased slightly to $5.0 billion as of June 30, 2010 from $5.2 billion as of March 31, 2010.

Retail AUM decreased $11.6 billion, or 9.1%, to $116.2 billion during the second quarter of 2010 as a result of market depreciation of $10.7 billion and net outflows of $0.9 billion, as compared to net inflows of $2.5 billion in the first quarter of 2010.  This unfavorable comparison was primarily the result of the inclusion of two large non-U.S. mandate wins in the first quarter of 2010, as well as increased gross outflows in the current quarter.

Private Client AUM decreased $5.6 billion, or 7.3%, to $70.9 billion during the second quarter of 2010 primarily due to market depreciation of $5.7 billion. Net outflows continued to improve in the quarter, declining from $340 million in the first quarter of 2010 to $115 million in the current quarter.

Bernstein Research Services revenue for the second quarter of 2010 was $117.2 million, up $6.5 million, or 5.8%, compared to the first quarter of 2010 and $6.4 million, or 5.7%, compared to the second quarter of 2009. These increases were primarily due to higher U.S. trading activity. Bernstein Research’s European research platform was again ranked number one on key metrics of research quality in a leading independent survey of European institutional investors and we continued to make strategic investments to grow our Asian research and global trading platforms.

Net income attributable to AllianceBernstein Unitholders for the second quarter of 2010 decreased $22.2 million to $106.1 million from $128.3 million in the second quarter of 2009.  This decrease was primarily due to higher deferred compensation related investment losses of $99.9 million, partly offset by higher base investment advisory fees of $62.5 million (reflecting higher average AUM across all three buy-side distribution channels) and lower incentive compensation of $17.8 million.  In addition, our operating margin decreased to 17.0% from 18.3% in the second quarter of 2009.

Beginning this quarter, we are providing additional disclosures which we believe will be useful to investors. As supplemental information, we are providing the performance measures “Adjusted net revenues”, “Adjusted operating income” and “Adjusted operating margin”, which are the principle metrics management uses in evaluating and comparing period-to-period operating performance. Such measures are not based on generally accepted accounting principles (“non-GAAP measures”). For additional details regarding these non-GAAP measures (including a reconciliation of non-GAAP measures to GAAP), please refer to “Non-GAAP Measures” in this Item 2.

Index

Assets Under Management

Assets under management by distribution channel were as follows:

	As of June 30,
	2010	2009	$ Change	% Change
	(in billions)

Institutions	$270.6	$277.8	$(7.2)	(2.6)%
Retail	116.2	102.6	13.6	13.2
Private Client	70.9	66.6	4.3	6.6
Total	$457.7	$447.0	$10.7	2.4

Assets under management by investment service were as follows:

	As of June 30,
	2010	2009	$ Change	% Change
	(in billions)
Equity
Value:
U.S.	$36.4	$41.1	$(4.7)	(11.4)%
Global & international	102.8	114.7	(11.9)	(10.4)
	139.2	155.8	(16.6)	(10.6)
Growth:
U.S.	30.8	32.9	(2.1)	(6.5)
Global & international	43.7	51.3	(7.6)	(14.8)
	74.5	84.2	(9.7)	(11.6)
Total Equity	213.7	240.0	(26.3)	(11.0)
Fixed Income:
U.S.	118.8	104.3	14.5	13.9
Global & international(1)	79.7	61.1	18.6	30.5
	198.5	165.4	33.1	20.0
Other(2):
U.S.	23.5	20.5	3.0	15.0
Global & international(1)	22.0	21.1	0.9	4.1
	45.5	41.6	3.9	9.4
Total:
U.S.	209.5	198.8	10.7	5.4
Global & international	248.2	248.2	—	—
Total	$457.7	$447.0	$10.7	2.4

(1)	Certain client assets were reclassified among investment services to more accurately reflect how these assets are managed by our firm.
(2)	Includes index, structured, asset allocation services and other non-actively managed AUM.

Index

Changes in assets under management for the three-month, six-month and twelve-month periods ended June 30, 2010 were as follows:

	Distribution Channel				Investment Service
	Institutions	Retail	Private Client	Total	Value Equity	Growth Equity	Fixed Income	Other(1)	Total
	(in billions)

Balance as of March 31, 2010	$297.0	$127.8	$76.5	$501.3	$169.4	$91.2	$192.3	$48.4	$501.3
Long-term flows:
Sales/new accounts	8.1	8.6	2.1	18.8	4.5	1.3	12.0	1.0	18.8
Redemptions/terminations	(7.3)	(6.4)	(1.5)	(15.2)	(5.8)	(4.1)	(5.0)	(0.3)	(15.2)
Net cash flows	(4.5)	(3.1)	(0.7)	(8.3)	(4.0)	(2.3)	(2.0)	—	(8.3)
Net long-term (outflows) inflows	(3.7)	(0.9)	(0.1)	(4.7)	(5.3)	(5.1)	5.0	0.7	(4.7)
Transfers	(0.2)	—	0.2	—	—	—	—	—	—
Market (depreciation) appreciation	(22.5)	(10.7)	(5.7)	(38.9)	(24.9)	(11.6)	1.2	(3.6)	(38.9)
Net change	(26.4)	(11.6)	(5.6)	(43.6)	(30.2)	(16.7)	6.2	(2.9)	(43.6)
Balance as of June 30, 2010	$270.6	$116.2	$70.9	$457.7	$139.2	$74.5	$198.5	$45.5	$457.7

	Distribution Channel				Investment Service
	Institutions	Retail	Private Client	Total	Value Equity	Growth Equity	Fixed Income	Other(1)	Total
	(in billions)

Balance as of December 31, 2009	$300.0	$120.7	$74.8	$495.5	$171.2	$94.1	$184.3	$45.9	$495.5
Long-term flows:
Sales/new accounts	11.6	19.2	4.1	34.9	6.9	3.7	22.4	1.9	34.9
Redemptions/terminations	(17.2)	(12.7)	(3.1)	(33.0)	(12.6)	(10.1)	(9.9)	(0.4)	(33.0)
Net cash flows	(6.7)	(4.8)	(1.5)	(13.0)	(6.9)	(3.7)	(2.3)	(0.1)	(13.0)
Net long-term (outflows) inflows	(12.3)	1.7	(0.5)	(11.1)	(12.6)	(10.1)	10.2	1.4	(11.1)
Transfers	(0.2)	—	0.2	—	—	—	—	—	—
Market (depreciation) appreciation	(16.9)	(6.2)	(3.6)	(26.7)	(19.4)	(9.5)	4.0	(1.8)	(26.7)
Net change	(29.4)	(4.5)	(3.9)	(37.8)	(32.0)	(19.6)	14.2	(0.4)	(37.8)
Balance as of June 30, 2010	$270.6	$116.2	$70.9	$457.7	$139.2	$74.5	$198.5	$45.5	$457.7

	Distribution Channel				Investment Service
	Institutions	Retail	Private Client	Total	Value Equity	Growth Equity	Fixed Income(2)	Other(1) (2)	Total
	(in billions)

Balance as of June 30, 2009	$277.8	$102.6	$66.6	$447.0	$155.8	$84.2	$165.4	$41.6	$447.0
Long-term flows:
Sales/new accounts	21.2	32.9	8.5	62.6	12.1	6.8	38.4	5.3	62.6
Redemptions/terminations	(42.3)	(24.6)	(6.2)	(73.1)	(33.5)	(19.7)	(18.9)	(1.0)	(73.1)
Net cash flows	(16.9)	(8.9)	(4.6)	(30.4)	(13.4)	(7.0)	(4.3)	(5.7)	(30.4)
Net long-term (outflows) inflows	(38.0)	(0.6)	(2.3)	(40.9)	(34.8)	(19.9)	15.2	(1.4)	(40.9)
Transfers	(0.1)	—	0.1	—	—	—	—	—	—
Market appreciation	30.9	14.2	6.5	51.6	18.2	10.2	17.9	5.3	51.6
Net change	(7.2)	13.6	4.3	10.7	(16.6)	(9.7)	33.1	3.9	10.7
Balance as of June 30, 2010	$270.6	$116.2	$70.9	$457.7	$139.2	$74.5	$198.5	$45.5	$457.7

(1)	Includes index, structured, asset allocation services and other non-actively managed AUM.
(2)	Certain client assets were reclassified among investment services to more accurately reflect how these assets are managed by our firm.

Index

Average assets under management by distribution channel and investment service were as follows:

	Three Months Ended				Six Months Ended
	6/30/10	6/30/09	$ Change	% Change	6/30/10	6/30/09	$ Change	% Change
	(in billions)
Distribution Channel:
Institutions	$285.0	$273.2	$11.8	4.3%	$288.5	$271.8	$16.7	6.1%
Retail	122.7	99.1	23.6	23.9	121.3	96.6	24.7	25.5
Private Client	74.0	65.2	8.8	13.5	73.9	65.1	8.8	13.5
Total	$481.7	$437.5	$44.2	10.1	$483.7	$433.5	$50.2	11.6

Investment Service:
Value Equity	$155.3	$152.3	$3.0	2.0%	$159.0	$152.0	$7.0	4.6%
Growth Equity	83.1	81.6	1.5	1.9	85.7	81.1	4.6	5.6
Fixed Income(2)	195.4	163.5	31.9	19.5	191.9	162.5	29.4	18.1
Other (1)(2)	47.9	40.1	7.8	19.4	47.1	37.9	9.2	24.3
Total	$481.7	$437.5	$44.2	10.1	$483.7	$433.5	$50.2	11.6

(1)	Includes index, structured, asset allocation services and other non-actively managed AUM.
(2)	Certain client assets were reclassified among investment services to more accurately reflect how these assets are managed by our firm.

Our institutional average assets under management increased $11.8 billion, or 4.3%, for the three months ended June 30, 2010 and increased $16.7 billion, or 6.1%, for the six months ended June 30, 2010. The increases in average AUM reflect a 6.8% increase in AUM during the ten months from June 30, 2009 through April 30, 2010 offset by an 8.8% decline over the months of May and June of 2010. The ten month increase was due to market appreciation of $54.5 billion occurring across all product services, partly offset by net outflows of $35.8 billion. These net outflows occurred across all product services except our Other services. The two month decrease was due to market depreciation of $23.6 billion occurring across all product services and net outflows of $2.2 billion occurring across all product services except Fixed Income.

Our retail average assets under management increased $23.6 billion, or 23.9%, for the three months ended June 30, 2010 and increased $24.7 billion, or 25.5%, for the six months ended June 30, 2010. The increases in average AUM reflect a 25.1% increase in AUM during the ten months from June 30, 2009 through April 30, 2010 offset by a 9.5% decline over the months of May and June of 2010. The ten month increase was due to market appreciation of $25.9 billion occurring across all product services, partly offset by net outflows of $0.1 billion. These net outflows occurred in Growth Equity and Value Equity services and were offset by net inflows in Fixed Income and Other services. The two month decrease was due to market depreciation of $11.7 billion occurring across all product services and net outflows of $0.5 billion occurring across all product services except Fixed Income.

Our private client average assets under management increased $8.8 billion, or 13.5%, for the three months ended June 30, 2010 and increased $8.8 billion, or 13.5%, for the six months ended June 30, 2010. The increases in average AUM reflect a 14.5% increase in AUM during the ten months from June 30, 2009 through April 30, 2010 offset by a 6.9% decline over the months of May and June of 2010. The ten month increase was due to market appreciation of $12.2 billion occurring across all product services, partly offset by net outflows of $2.6 billion. These net outflows occurred in Growth Equity and Value Equity services and were partly offset by net inflows in Fixed Income and Other services. The two month decrease was due to market depreciation of $5.7 billion occurring across all product services except Fixed Income, partly offset by net inflows of $0.3 billion. These net inflows occurred in Fixed Income and Other services and were partly offset by net outflows in Growth Equity and Value Equity services.

Over the last four quarters, net flows have improved in all three distribution channels. Institutional net outflows have decreased from $18.7 billion in the second quarter of 2009 to $3.7 billion in the second quarter of 2010, as the outflows in Equities were partially offset by inflows in Fixed Income services. Retail net outflows have decreased from $3.5 billion in the second quarter of 2009 to $0.9 billion in the current quarter, driven by strong Fixed Income services sales internationally.  Private Client net outflows of $0.1 billion in the second quarter of 2010 have significantly improved from net outflows of $1.8 billion in the second quarter of 2009, reflecting inflows in the current quarter across Fixed Income and Other services.

Overall, over the past four quarters, we have experienced net outflows in our Equity services and net inflows in our Fixed Income services. We believe this is primarily attributable to our investment performance in the short-term and long-term relative to benchmarks and other investment managers. Other contributing factors include conditions of financial markets, the experience of the portfolio manager, the client’s overall relationship with AllianceBernstein, the level and quality of client servicing, recommendations of consultants, and changes in clients’ investment preferences and liquidity needs.

Index

Annualized absolute investment composite returns and relative performance compared to benchmarks for certain representative Value, Growth, Blend and Fixed Income services were as follows:

	Three months ended June 30, 2010	Six months ended June 30, 2010

Global Value
Annualized return	(15.7)	(14.0)
Relative return (vs. MSCI World Index – net)	(3.1)	(4.1)
International Value
Annualized return	(17.7)	(17.2)
Relative return (vs. MSCI EAFE Index – net)	(3.7)	(3.9)
U.S. Diversified Value
Annualized return	(13.4)	(6.9)
Relative return (vs. Russell 1000 Value Index)	(2.2)	(1.8)
Global Research Growth
Annualized return	(14.0)	(12.6)
Relative return (vs. MSCI World Index – net)	(1.3)	(2.8)
International Large Cap Growth
Annualized return	(14.9)	(15.3)
Relative return (vs. MSCI EAFE Index – net)	(1.0)	(2.1)
U.S. Large Cap Growth
Annualized return	(14.5)	(12.3)
Relative return (vs. Russell 1000 Growth Index)	(2.8)	(4.6)
Global Blend
Annualized return	(14.7)	(13.2)
Relative return (vs. MSCI World Index – net)	(2.1)	(3.3)
International Blend
Annualized return	(16.0)	(15.8)
Relative return (vs. MSCI EAFE Index – net)	(2.1)	(2.6)
Emerging Market Blend
Annualized return	(10.8)	(9.2)
Relative return (vs. MSCI EM Index – net)	(2.5)	(3.1)
Strategic Core Plus (fixed income)
Annualized return	3.0	6.2
Relative return (vs. Custom Index)	(0.3)	0.9
Global Plus (fixed income)
Annualized return	0.2	1.1
Relative return (vs. Barclays Global Aggregate)	0.3	1.4
Emerging Market Debt (fixed income)
Annualized return	0.9	5.9
Relative return (vs. JMP EMBI Global)	(0.3)	0.6

Index

Consolidated Results of Operations

	Three Months Ended				Six Months Ended
	6/30/10	6/30/09	$ Change	% Change	6/30/10	6/30/09	$ Change	% Change
	(in millions, except per unit amounts)

Net revenues	$688.3	$721.4	$(33.1)	(4.6)%	$1,413.4	$1,319.0	$94.4	7.2%
Expenses	580.7	588.1	(7.4)	(1.3)	1,165.8	1,151.9	13.9	1.2
Operating income	107.6	133.3	(25.7)	(19.3)	247.6	167.1	80.5	48.2
Non-operating income	2.3	6.0	(3.7)	(62.1)	6.8	12.2	(5.4)	(44.6)
Income before income taxes	109.9	139.3	(29.4)	(21.1)	254.4	179.3	75.1	41.9
Income taxes	13.1	9.7	3.4	35.8	26.1	18.2	7.9	43.3
Net income	96.8	129.6	(32.8)	(25.3)	228.3	161.1	67.2	41.7
Net loss (income) of consolidated entities attributable to non-controlling interests	9.3	(1.3)	10.6	n/m	26.1	4.0	22.1	546.3
Net income attributable to AllianceBernstein Unitholders	$106.1	$128.3	$(22.2)	(17.3)	$254.4	$165.1	$89.3	54.0

Diluted net income per AllianceBernstein Unit	$0.38	$0.48	$(0.10)	(20.8)	$0.91	$0.62	$0.29	46.8

Distributions per AllianceBernstein Unit	$0.38	$0.48	$(0.10)	(20.8)	$0.91	$0.62	$0.29	46.8

Operating margin (1)	17.0%	18.3%			19.4%	13.0%

(1)	Operating income including net loss (income) attributable to non-controlling interests as a percentage of net revenues.

Net income attributable to AllianceBernstein Unitholders for the three months ended June 30, 2010 decreased $22.2 million, or 17.3%, from the three months ended June 30, 2009.  The decrease was primarily due to (in millions):

$62.5	Higher base investment advisory fees
17.8
Lower incentive compensation, reflecting lower deferred compensation expense of $23.1 million, resulting from mark-to-market losses on deferred compensation-related investments, offset by higher cash compensation of $5.5 million

13.9	Lower other general and administrative (lower foreign exchange losses of $4.9 million, lower client transaction errors of $2.7 million and lower class action settlement expenses of $6.3 million)
(99.9)	Higher deferred compensation-related investment losses, reflecting $36.8 million of losses in the current quarter compared to $63.1 million of gains in the prior year quarter
(9.2)	Higher seed money investment losses, reflecting a current quarter loss of $5.2 million compared to a prior year quarter gain of $4.0 million
(5.0)	Higher recruitment charges due to 197 new hires in the second quarter of 2010 compared to 77 in 2009
(3.4)	Higher income taxes, reflecting a higher effective tax rate offset by lower pre-tax income
1.1	Other
$(22.2)	Decrease in net income

Index

Net income attributable to AllianceBernstein Unitholders for the six months ended June 30, 2010 increased $89.3 million, or 54.0%, from the six months ended June 30, 2009.  The increase was primarily due to (in millions):

$139.4	Higher base investment advisory fees
23.6	Lower base compensation, reflecting lower severance of $13.9 million and lower salaries of $9.4 million due to workforce reductions in 2009
6.4	Higher net distribution revenues due to higher average mutual fund AUM
12.0	Lower foreign exchange losses
11.4	Higher Bernstein Research services revenue
(60.5)	Higher deferred compensation-related investment losses, reflecting $25.6 million of losses in the current year compared to $34.9 million of gains in the prior year
(7.9)	Higher income taxes, primarily due to higher pre-tax income in the current year
(7.5)	Lower performance-based fees
(7.0)	Higher recruitment charges due to 285 new hires during 2010 compared to 116 in 2009
(6.3)	Higher incentive compensation, reflecting higher cash compensation of $4.1 million and higher deferred compensation of $3.2 million
(6.3)	Higher real estate sub-lease charges
(8.0)	Other
$89.3	Increase in net income

Index

Non-GAAP Measures

As noted in our “Executive Overview”, beginning this quarter, we are providing the non-GAAP measures “Adjusted net revenues”, “Adjusted operating income” and “Adjusted operating margin”, which are the principle metrics management uses in evaluating and comparing period-to-period operating performance.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)

Net revenues, GAAP basis	$688,343	$721,440	$1,413,429	$1,319,004
Exclude:
Deferred compensation-related investment (gains) losses	36,797	(63,110)	25,638	(34,865)
Deferred compensation-related dividends and interest	(920)	(1,591)	(1,720)	(3,061)
90% of consolidated venture capital fund investment (gains) losses	9,304	(417)	26,153	4,898
Distribution-related payments	(71,015)	(55,149)	(137,764)	(102,960)
Amortization of deferred sales commissions	(12,147)	(13,844)	(24,268)	(28,741)
Adjusted net revenues	$650,362	$587,329	$1,301,468	$1,154,275

Operating income, GAAP basis	$107,649	$133,312	$247,631	$167,102
Exclude:
Deferred compensation-related investment (gains) losses	36,797	(63,110)	25,638	(34,865)
Deferred compensation-related dividends and interest	(920)	(1,591)	(1,720)	(3,061)
Deferred compensation-related mark-to-market vesting (credit) expense	(19,082)	8,590	(18,725)	(20,426)
Deferred compensation-related dividends and interest expense	810	1,431	1,492	2,734
Net impact of deferred compensation-related investments	17,605	(54,680)	6,685	(55,618)
Real estate sub-lease charges	—	—	11,983	5,728
Total exclusions	17,605	(54,680)	18,668	(49,890)
Include:
Net loss (income) of consolidated entities attributable to non-controlling interests	9,339	(1,300)	26,112	4,040
Adjusted operating income	$134,593	$77,332	$292,411	$121,252

Adjusted operating margin	20.7%	13.2%	22.5%	10.5%

These non-GAAP measures are provided in addition to net revenues, operating income and operating margin, but are not a substitute for net revenues, operating income and operating margin and may not be comparable to non-GAAP measures of other companies. Management uses both the GAAP and non-GAAP measures in evaluating our financial performance. The non-GAAP measures alone may pose limitations because they do not include all of our revenues and expenses.

Adjusted Net Revenues

Adjusted net revenues excludes investment gains and losses and dividends and interest on deferred compensation-related investments, and 90% of the investment gains and losses of our consolidated venture capital fund attributable to non-controlling interests. In addition, adjusted net revenues offsets distribution-related payments to third parties as well as amortization of deferred sales commissions against distribution revenues. We believe the offset of distribution-related payments from net revenues is useful for our investors and other users of our financial statements because such presentation appropriately reflects the nature of these costs as pass-through payments to third parties who perform functions on behalf of our sponsored mutual funds and/or shareholders of these funds. Amortization of deferred sales commissions is offset against net revenues because such costs, over time, offset distribution revenues earned by the company.

Index

Adjusted Operating Income

Adjusted operating income represents operating income on a GAAP basis (1) excluding the impact on net revenues and compensation expense of the mark-to-market gains and losses (as well as the dividends and interest) associated with employee deferred compensation-related investments, (2) excluding real estate sub-lease charges and (3) including the net loss or income of consolidated entities attributable to non-controlling interests.

Prior to 2009, a large proportion of employee compensation was in the form of deferred awards that were notionally invested in AllianceBernstein investment services and generally vested over a period of four years. AllianceBernstein has hedged the exposure to market movements by purchasing and holding these investments on its balance sheet. The full value of the investments’ appreciation (depreciation) is recorded within investment gains and losses on the income statement in the current period. U.S. GAAP requires the appreciation (depreciation) in the compensation liability to be expensed over the award vesting period in proportion to the vested amount of the award as part of compensation expense. This creates a timing difference between the recognition of the compensation expense and the investment gain or loss impacting operating income which will reverse over the life of the award and net to zero at the end of the multi-year vesting period. Although, during periods of high market volatility these timing differences have an impact on operating income and operating margin, over the life of the award any impact is ultimately offset. Because these plans are economically hedged, management believes it is useful to reflect the offset ultimately achieved from hedging the investments’ market exposure in the calculation of adjusted operating income, adjusted operating margin and adjusted diluted net income per Holding Unit, which will produce core operating results from period to period. The non-GAAP measures exclude gains and losses and dividends and interest on deferred compensation-related investments included in revenues and compensation expense, and thus eliminating the timing differences created by different treatment under U.S. GAAP of the market movement on the expense and the investments.

Real estate sub-lease charges have been excluded because, often, they are relatively large in nature and are not considered part of our core operating results when comparing financial results from period to period and to industry peers.

Most of the net income or loss of consolidated entities attributable to non-controlling interests relates to the 90% limited partner interests held by third parties in our consolidated venture capital fund. We own a 10% limited partnership interest in the fund. Because we are the general partner of the venture capital fund and are deemed to have a controlling interest, U.S. GAAP requires us to consolidate the financial results of the fund. However, recognizing 100% of the gains or losses in operating income while only retaining 10% is not reflective of our underlying financial results at the operating income level. As a result, we are excluding the 90% limited partnership interests we do not own from our adjusted operating income. Similarly, net income of joint ventures attributable to non-controlling interests, although not significant, is excluded because it does not reflect the economic interest attributable to AllianceBernstein.

Adjusted Operating Margin

Adjusted operating margin allows us to monitor our financial performance and efficiency from period to period and to compare our performance to industry peers without the volatility noted above in our discussion of adjusted operating income. Adjusted operating margin is derived by dividing adjusted operating income by adjusted net revenues.

Units Outstanding

In December 2009, we issued approximately 8.5 million Holding Units to fund the 2009 restricted Holding Unit awards to eligible employees. The dilutive effect to net income per Holding Unit and per Unit distributions in 2010 will be approximately 3%.

In March 2010, we announced our intention to engage in open-market purchases of up to three million Holding Units, from time to time, to help fund anticipated obligations under our incentive compensation award program. As of June 30, 2010, we purchased three million Holding Units for $86.1 million. During the second half of 2010 and in future periods, we intend to engage in additional open market purchases of Holding Units, from time to time, to help fund anticipated obligations under our incentive compensation award program.

We granted 1.4 million restricted Holding Unit awards to employees during the first six months of 2010. To fund these awards, Holding issued 0.4 million Holding Units and we used 1.0 million Holding Units held in the consolidated rabbi trust. There were 2.5 million unallocated Holding Units remaining in the consolidated rabbi trust as of June 30, 2010.

Index

Net Revenues

The following table summarizes the components of net revenues:

	Three Months Ended				Six Months Ended
	6/30/10	6/30/09	$ Change	% Change	6/30/10	6/30/09	$ Change	% Change
	(in millions)
Investment advisory and services fees:
Institutions:
Base fees	$185.7	$192.7	$(7.0)	(3.6)%	$382.4	$377.2	$5.2	1.4%
Performance-based fees	2.9	0.9	2.0	228.7	5.6	12.4	(6.8)	(55.3)
	188.6	193.6	(5.0)	(2.6)	388.0	389.6	(1.6)	(0.4)
Retail:
Base fees	158.3	122.6	35.7	29.1	310.1	233.5	76.6	32.8
Performance-based fees	—	—	—	—	—	—	—	—
	158.3	122.6	35.7	29.1	310.1	233.5	76.6	32.8
Private Client:
Base fees	165.7	131.9	33.8	25.7	326.8	269.2	57.6	21.4
Performance-based fees	0.1	—	0.1	n/m	0.1	0.8	(0.7)	(89.4)
	165.8	131.9	33.9	25.7	326.9	270.0	56.9	21.1
Total:
Base fees	509.7	447.2	62.5	14.0	1,019.3	879.9	139.4	15.9
Performance-based fees	3.0	0.9	2.1	237.5	5.7	13.2	(7.5)	(57.3)
	512.7	448.1	64.6	14.4	1,025.0	893.1	131.9	14.8

Bernstein research services	117.2	110.8	6.4	5.7	227.9	216.5	11.4	5.3
Distribution revenues	83.5	64.6	18.9	29.3	163.8	122.6	41.2	33.6
Dividend and interest income	4.9	6.6	(1.7)	(25.3)	8.8	14.4	(5.6)	(38.6)
Investment gains (losses)	(56.5)	65.3	(121.8)	n/m	(64.5)	24.0	(88.5)	n/m
Other revenues	27.7	27.4	0.3	1.2	54.3	51.5	2.8	5.5
Total revenues	689.5	722.8	(33.3)	(4.6)	1,415.3	1,322.1	93.2	7.0
Less: interest expense	1.2	1.4	(0.2)	(13.5)	1.9	3.1	(1.2)	(38.9)
Net revenues	$688.3	$721.4	$(33.1)	(4.6)	$1,413.4	$1,319.0	$94.4	7.2

Investment Advisory and Services Fees

Investment advisory and services fees are the largest component of our revenues. These fees are generally calculated as a percentage of the value of assets under management as of a specified date, or as a percentage of the value of average assets under management for the applicable billing period, and vary with the type of investment service, the size of account and the total amount of assets we manage for a particular client. Accordingly, fee income generally increases or decreases as average assets under management increase or decrease and is therefore affected by market appreciation or depreciation, the addition of new client accounts or client contributions of additional assets to existing accounts, withdrawals of assets from and termination of client accounts, purchases and redemptions of mutual fund shares, and shifts of assets between accounts or products with different fee structures. Our average basis points realized (investment advisory fees divided by average AUM) generally approximate 50 basis points for equity services, 30 basis points for fixed income services and less than 10 basis points for indexed or passive services. As such, a shift of client assets from active equity services toward fixed income services and/or passive services would result in a decline in revenues just as a shift of assets toward active equity services would increase revenues.

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

We sometimes charge our clients performance-based fees. In these situations, we charge a base advisory fee and are eligible to earn an additional performance-based fee or incentive allocation that is calculated as either a percentage of absolute investment results or a percentage of investment results in excess of a stated benchmark over a specified period of time. Some performance-based fees include a high-watermark provision, which generally provides that if a client account underperforms relative to its performance target (whether absolute or relative to a specified benchmark), it must gain back such underperformance before we can collect future performance-based fees. Therefore, if we fail to achieve our performance target for a particular period, we will not earn a performance-based fee for that period and, for accounts with a high-watermark provision, our ability to earn future performance-based fees will be impaired. We are eligible to earn performance-based fees on approximately 13% of the assets we manage for institutional clients and approximately 3% of the assets we manage for private clients (in total, approximately 8% of our company-wide AUM). If the percentage of our AUM subject to performance-based fees grows, seasonality and volatility of revenue and earnings are likely to become more significant. Approximately 76% of our hedge fund AUM is subject to high-watermarks and we ended the second quarter of 2010 with approximately 86% of this AUM below high-watermarks by 10% or more. Accordingly, it is very unlikely we will earn performance-based fees in most of our hedge funds in 2010.

For the three months ended June 30, 2010, our investment advisory and services fees increased by $64.6 million, or 14.4%, from the second quarter of 2009, primarily due to an increase of 10.1% in average assets under management. For the six months ended June 30, 2010, our investment advisory and services fees increased by $131.9 million, or 14.8%, from the six months ended June 30, 2009, primarily due to an increase of 11.6% in average assets under management.

Institutional investment advisory and services fees for the three months ended June 30, 2010 decreased by $5.0 million, or 2.6%, from the three months ended June 30, 2009, primarily as a result of lower base fees of $7.0 million offset by higher performance-based fees of $2.0 million.  The 3.6% decrease in base fees is primarily due to a negative shift in product mix, partially offset by an overall increase in average assets under management of 4.3%. Average AUM for Equity services declined 2.5% while average AUM for Fixed Income and Other services increased 13.1% and 7.1%, respectively. Institutional investment advisory and services fees for the six months ended June 30, 2010 decreased by $1.6 million, or 0.4%, from the six months ended June 30, 2009, primarily as a result of lower performance-based fees of $6.8 million offset by higher base fees of $5.2 million.  The 1.4% increase in base fees is primarily due to an increase in average assets under management of 6.1% partially offset by a negative shift in product mix. Average AUM for Equity services increased 1.2% while average AUM for Fixed Income and Other services increased 12.6% and 8.3%, respectively.

Retail investment advisory and services fees for the three months ended June 30, 2010 increased by $35.7 million, or 29.1%, from the three months ended June 30, 2009, primarily due to a 23.9% increase in average assets under management and the impact of significant net sales of global fixed income mutual funds which have higher relative fees. Retail investment advisory and services fees for the six months ended June 30, 2010 increased by $76.6 million, or 32.8%, from the six months ended June 30, 2009, primarily due to a 25.5% increase in average assets under management and the impact of significant net sales of global fixed income mutual funds which have higher relative fees.

Private Client investment advisory and services fees for the three months ended June 30, 2010 increased by $33.9 million, or  25.7%, from the three months ended June 30, 2009, primarily as a result of higher base fees reflecting an increase in average billable AUM of 20.0% across services and the impact of a shift toward Equity Growth and Value products from Fixed Income combined with the impact of higher fees earned from Fixed Income products due to account rebalancing from cash. Private Client investment advisory and services fees for the six months ended June 30, 2010 increased by $56.9 million, or 21.1%, from the six months ended June 30, 2009, primarily as a result of higher base fees reflecting an increase in average billable AUM of 11.7% across services and the impact of a shift toward Equity Growth products from Equity Value and Fixed Income combined with the impact of higher fees earned from Fixed Income products due to account rebalancing from cash.

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

Index

Revenues from Bernstein Research Services for the three months and six months ended June 30, 2010 increased $6.4 million, or 5.7%, and $11.4 million, or 5.3%, respectively, from the corresponding periods in 2009. The increase in the second quarter was primarily driven by increases in our U.S. operations due to higher volumes traded. The increase in the six-month period reflects higher activity levels across the U.S. and Europe.

Distribution Revenues

AllianceBernstein Investments and AllianceBernstein (Luxembourg) S.A. (each a wholly-owned subsidiary of AllianceBernstein) act as distributor and/or placing agent of company-sponsored mutual funds and receive distribution services fees from certain of those funds as partial reimbursement of the distribution expenses they incur. Period-over-period fluctuations of distributions revenues are typically in-line with fluctuations of Retail average AUM and Retail base investment advisory and services fees because distribution revenues are directly correlated with Retail average AUM.

Distribution revenues for the three months and six months ended June 30, 2010 increased 29.3% and 33.6%, respectively, which is essentially in line with the 29.1% and 32.8% increase in Retail investment advisory and services fees for the same respective periods.  See the discussion above regarding the correlation of the increase in Retail investment advisory and service fees to the increase in Retail average AUM.

The SEC has proposed a rule amendment that would significantly change and restrict the ability of U.S. mutual funds to pay distribution and servicing fees (“12b-1 fees”) to financial services firms for distributing their shares.  If rules are adopted as proposed, changes in existing 12b-1 fee arrangements for a number of share classes offered by company-sponsored mutual funds would be required, which would reduce the net fund distribution revenues we receive from company-sponsored mutual funds.  The impact of this rule change, which we do not anticipate being material, is dependent upon the final rules adopted by the SEC, any phase-in or grandfathering period, and any other changes made with respect to share class distribution arrangements.

Dividend and Interest Income and Interest Expense

Dividend and interest income consists primarily of investment income and interest earned on customer margin balances and U.S. Treasury Bills. Interest expense principally reflects interest accrued on cash balances in customers’ brokerage accounts. Dividend and interest income, net of interest expense, for the three months and six months ended June 30, 2010 decreased $1.5 million and $4.4 million, respectively, from the corresponding periods in 2009. The decrease was due primarily to lower interest earned on U.S. Treasury Bill balances and other investments, reflecting lower interest rates and lower average balances.

Investment Gains (Losses)

Investment gains (losses) consist primarily of realized and unrealized investment gains or losses on deferred compensation-related investments and investments owned by our consolidated venture capital fund. Investment gains (losses) also include realized and unrealized gains or losses on U.S. Treasury Bills and seed money investments classified as trading securities, realized gains or losses on the sale of seed money investments classified as available-for-sale securities, and equity in earnings of proprietary investments in limited partnership hedge funds that we sponsor and manage.

Investment gains (losses) are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in millions)
Deferred compensation-related investments
Realized gains (losses)	$—	$(3.8)	$(12.6)	$(47.5)
Unrealized gains (losses)	(36.8)	66.9	(13.0)	82.4
Consolidated private equity fund investments
Realized gains (losses)	(2.5)	2.9	(0.6)	2.8
Unrealized gains (losses)	(7.8)	(2.4)	(28.5)	(8.3)
Seed capital and other investments
Realized gains (losses)	(6.0)	(2.9)	(8.7)	(6.0)
Unrealized gains (losses)	(3.4)	4.6	(1.1)	0.6
	$(56.5)	$65.3	$(64.5)	$24.0

Realized gains or losses on deferred compensation-related investments typically occur in December of each year, as well as the first quarter, as award tranches vest and related investments are sold to provide cash for payments to employees. The realized losses occurred primarily during the first quarters of 2010 and 2009. The 2010 realized losses primarily relate to the liquidation of hedge fund investments, while the 2009 losses relate 64% to mutual fund sales and the remainder to hedge funds. The significant unrealized losses on deferred compensation-related investments during 2010 reflect the poor financial markets during the second quarter of 2010 as compared to favorable financial market conditions during the first half of 2009.

Index

Our consolidated private equity fund for the three and six months ended June 30, 2010, incurred higher mark-to-market losses relating to publically traded securities held by the fund offset by higher mark-to-market gains on private securities. Also, the variance for the three months primarily reflects the loss on the sale of private securities in the current quarter compared to the gain on the sale of a public security in the prior-year quarter.

Other Revenues, Net

Other revenues consist of fees earned for transfer agency services provided to company-sponsored mutual funds, fees earned for administration and recordkeeping services provided to company-sponsored mutual funds, the general accounts of AXA and its subsidiaries, and other miscellaneous revenues. Other revenues for the three months and six months ended June 30, 2010 increased $0.3 million and $2.8 million, respectively, from the corresponding periods in 2009, due primarily to higher shareholder servicing fees.

Expenses

The following table summarizes the components of expenses:

	Three Months Ended				Six Months Ended
	6/30/10	6/30/09	$ Change	% Change	6/30/10	6/30/09	$ Change	% Change
	(in millions)

Employee compensation and benefits	$313.1	$324.9	$(11.8)	(3.6)%	$632.5	$638.8	$(6.3)	(1.0)%
Promotion and servicing:
Distribution-related payments	71.0	55.1	15.9	28.8	137.8	103.0	34.8	33.8
Amortization of deferred sales commissions	12.2	13.8	(1.6)	(12.3)	24.3	28.8	(4.5)	(15.6)
Other	49.8	46.4	3.4	7.5	92.6	88.2	4.4	5.0
	133.0	115.3	17.7	15.3	254.7	220.0	34.7	15.8
General and administrative	128.8	141.6	(12.8)	(9.1)	266.8	280.8	(14.0)	(5.0)
Interest	0.4	0.7	(0.3)	(36.3)	1.0	1.6	(0.6)	(39.9)
Amortization of intangible assets	5.4	5.6	(0.2)	(3.2)	10.8	10.7	0.1	0.2
Total	$580.7	$588.1	$(7.4)	(1.3)	$1,165.8	$1,151.9	$13.9	1.2

Employee Compensation and Benefits

We had 4,263 full-time employees at June 30, 2010 compared to 4,654 at June 30, 2009. Employee compensation and benefits consist of salaries (including severance), annual cash incentive awards, annual expense associated with the accrual of unvested deferred incentive compensation awards (net of forfeitures), commissions, fringe benefits and other employment costs (including recruitment, training, temporary help and meals).

Compensation expense as a percentage of net revenues was 45.5% and 45.0% for the three months ended June 30, 2010 and 2009, respectively. For the six months ended June 30, 2010 and 2009, compensation expense as a percentage of net revenues was 44.8% and 48.4%, respectively. Compensation expense is determined on a discretionary basis taking into account our expected revenues and profitability. Management has also determined, based on expected revenues for the year that adjusted employee compensation expense should range between 45% and 50% of our adjusted revenues, as defined below. This compensation range was established because management believes it would provide sufficient compensation to allow us to competitively attract, develop and retain high-quality talent. This range is reviewed periodically by management and the Compensation Committee of the Board. Adjusted compensation expense is total compensation less recruitment, training, temporary help and meals costs, and adjusted revenues is total net revenues less distribution revenues. Our ratio of adjusted compensation expense as a percentage of adjusted revenues was 49.8% and 48.7% for the three months ended June 30, 2010 and 2009, respectively, and 49.2% and 52.5% for the six months ended June 30, 2010 and 2009, respectively. The increase in the compensation ratio in the second quarter of 2010 compared to the comparable period of 2009 is due to the decline in adjusted revenues of 7.9% outpacing the decline of 5.7% in adjusted compensation expense. The decrease in the compensation ratio over the comparable six-month periods reflects an increase in adjusted revenues of 4.4% as compared to a 2.2% decrease in adjusted compensation expenses.

Base compensation, fringe benefits and other employment costs for the three months ended June 30, 2010 increased $4.5 million, or 3.2%, primarily from higher recruitment and severance costs offset by lower salaries. Incentive compensation for the three months decreased $17.8 million, or 13.4%, primarily due to lower deferred compensation expense resulting from mark-to-market losses on related investments, offset by higher cash compensation accruals. Commission expense for the three months increased by $1.5 million, or 2.7%, primarily due to higher retail sales. Base compensation, fringe benefits and other employment costs for the six months ended June 30, 2010 decreased $14.4 million, or 4.8%, primarily from lower severance and salaries offset by higher recruitment. Incentive compensation for the six months increased $6.3 million, or 2.7%, primarily due to higher cash compensation accruals resulting from an increase in revenues and higher deferred compensation expense. Commission expense for the six months increased by $1.8 million, or 1.8%, primarily due to higher retail sales volume.

Index

Starting in 2009, all deferred compensation awards to eligible employees, which typically vest ratably over four years, were made in the form of restricted Holding Units.  Prior to 2009, employees receiving deferred compensation awards had the option to allocate a portion of their award to notional investments in company-sponsored investment products (primarily mutual funds).  Increases in the value of the notional investments in company-sponsored investment products increase the company’s compensation liability to employees, while decreases in the value of the investments decrease the company’s liability.  The company generally purchased an amount of these investments equivalent to the notional investments and held them in a consolidated rabbi trust to economically hedge its exposure to valuation changes on its future obligations.  Mark-to-market gains or losses on these investments are recognized in investment gains and losses as they occur.  However, the impact of cumulative mark-to-market gains or losses is recognized as increases or decreases in compensation expense ratably over the remaining vesting period.  As a result, there is not a direct correlation between current period deferred compensation-related investment gains or losses recognized in revenues and the amortization of cumulative mark-to-market investment gains or losses recognized in compensation expense.  Although there can be significant volatility from period to period as the value of these investments changes, if a participant remains employed by the company over the entire vesting period of the award, mark-to-market investment gains or losses recognized in revenues will, over that vesting period, equal mark-to-market investment gains or losses recognized in compensation expense.

The investment gains and losses on deferred compensation-related investments recognized in net revenues as compared to the amortization of deferred compensation awards notionally invested in company-sponsored investment products are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in millions)

Investment gains (losses)	$(36.8)	$63.1	$(25.6)	$34.9

Amortization of awards notionally invested in company-sponsored investment products:
Original award	31.2	38.6	62.8	83.0
Prior periods mark-to-market	(2.7)	(15.8)	(6.3)	(32.7)
Current period mark-to-market	(16.3)	24.4	(12.4)	12.3
Total	12.2	47.2	44.1	62.6
Net operating income impact	$(49.0)	$15.9	$(69.7)	$(27.7)

The amortization of the original awards will continue to decline due to deferred compensation awards being in the form of restricted Holding Units commencing in 2009. Mark-to-market amortization of prior period losses has decreased in 2010 as compared to 2009 reflecting the improvement in financial markets relative to the economic crisis that began in 2008. Current period mark-to-market amortization generally correlates (within a range) to the investment mark-to-market gains and losses for the applicable period.

Promotion and Servicing

Promotion and servicing expenses include distribution-related payments to financial intermediaries for distribution of AllianceBernstein mutual funds and amortization of deferred sales commissions paid to financial intermediaries for the sale of back-end load shares of AllianceBernstein mutual funds. Also included in this expense category are costs related to travel and entertainment, advertising and promotional materials.

Promotion and servicing expenses for the three months ended June 30, 2010 increased $17.7 million, or 15.3%. The increase primarily reflects higher distribution-related payments of $15.9 million, an increase of 28.8%, generally in line with the 29.3% increase in distribution revenues. In addition, travel and entertainment increased $4.7 million, reflecting an increase in firm conferences, while amortization of deferred sales commissions decreased $1.6 million as a result of a decrease in the deferred sales commission asset. Our deferred sales commission asset will continue to decline because, effective January 31, 2009, back-end load shares are no longer offered by our U.S.-registered investment companies to new investors. Promotion and servicing expenses for the six months ended June 30, 2010 increased $34.7 million, or 15.8%. The increase primarily reflects higher distribution-related payments of $34.8 million, an increase of 33.8%, which is generally in line with the 33.6% increase in distribution revenues. In addition, travel and entertainment increased $4.3 million, which was offset by a decrease in amortization of deferred sales commissions of $4.5 million.

Index

General and Administrative

General and administrative expenses include technology, professional fees, occupancy, communications and similar expenses. General and administrative expenses as a percentage of net revenues were 18.7% and 19.6% for the three months ended June 30, 2010 and 2009, respectively. For the six months ended June 30, 2010 and 2009, general and administrative expenses as a percentage of net revenues were 18.9% and 21.3%, respectively. General and administrative expenses for the three months and six months ended June 30, 2010 decreased $12.8 million, or 9.1%, and $14.0 million, or 5.0%, respectively, from the corresponding periods in 2009. The decrease for the three months ended was primarily due to lower class action settlements expenses of $6.3 million, lower foreign exchange losses of $4.9 million and lower client transaction errors of $2.7 million. The decrease for the six months ended was primarily due to lower foreign exchange losses of $12.0 million, lower class action settlements expenses of $3.6 million and lower client transaction errors of $3.4 million, partially offset by higher real estate sub-lease charges of $6.3 million.

Within its normal planning process, management is reviewing its current and future office real estate capacity and needs, particularly in the New York region, as a result of the workforce reductions occurring over the past few years. Based on the results of this evaluation, additional real estate sub-lease charges may be incurred in the future.

Interest on Borrowings

Interest on our borrowings for the three months and six months ended June 30, 2010 decreased $0.3 million and $0.6 million, respectively, from the corresponding periods in 2009, primarily as a result of lower average balances and interest rates.

Non-Operating Income

Non-operating income consists of contingent purchase price payments earned from the disposition in 2005 of our cash management services. Non-operating income for the three months and six months ended June 30, 2010 decreased $3.7 million and $5.4 million, respectively, compared to the corresponding periods in 2009 due to lower contingent payments resulting from the cessation of payments as per our agreement with Federated Inc.

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

Income tax expense for the three months and six months ended June 30, 2010 increased $3.4 million, or 35.8%, and $7.9 million, or 43.3%, respectively, from the corresponding periods in 2009. The increase for the three months is due to a higher effective tax rate offset by lower pre-tax earnings. The increase for the six months ended June 30, 2010 is primarily the result of higher pre-tax earnings in the current-year quarter, including a higher proportion of pre-tax earnings of our foreign subsidiaries where tax rates are generally higher. The first quarter of 2009 included additional expense for the under-accrual of foreign taxes in the fourth quarter of 2008.  See Note 11 to AllianceBernstein’s condensed consolidated financial statements contained in Item 1.

Net Loss (Income) of Consolidated Entities Attributable to Non-Controlling Interests

Net loss (income) of consolidated entities attributable to non-controlling interests consists of limited partner interests owned by other investors representing 90% of the total limited partnership interests in our consolidated venture capital fund and the 50% interest owned by AXA and its subsidiaries in our consolidated joint venture in Australia. Net loss (income) of consolidated entities attributable to non-controlling interests for the three months and six months ended June 30, 2010 increased $10.6 million and $22.1 million, respectively. Higher losses on investments owned by our consolidated venture capital fund recognized in investment gains (losses) of $10.8 million and $23.6 million for the three months and six months ended June 30, 2010, respectively, were the primary drivers of higher net losses of the consolidated venture capital fund attributable to non-controlling interests of $10.4 million and $22.0 million in the same periods in 2009.

Index

CAPITAL RESOURCES AND LIQUIDITY

During the first six months of 2010, net cash provided by operating activities was $670.8 million, compared with $370.5 million during the corresponding 2009 period. The increase was primarily due to higher net income, higher unrealized losses on deferred compensation-related and consolidated venture capital fund investments, higher accrued compensation and benefits as a result of higher incentive compensation, and lower deferred compensation-related investments as a result of granting equity-based awards in 2009 compared to cash-based awards in previous years, partially offset by higher seed money investments.

During the six months ended June 30, 2010, net cash used in investing activities was $3.6 million, compared to $43.7 million during the corresponding 2009 period. The decrease reflects net proceeds from sales of investments of $0.1 million during 2010 as compared to net purchases of investments of $7.6 million during 2010. Our net additions to furniture, equipment and leasehold improvements also decreased $32.4 million in the first six months of 2010 as compared to the corresponding 2009 period as a result of lower infrastructure needs due to workforce reductions.

During the six months ended June 30, 2010, net cash used in financing activities was $589.1 million, compared to $259.5 million during the corresponding 2009 period. The increase reflects higher distributions to the general partner and unitholders of $205.2 million as a result of higher earnings, higher purchases of Holding Units to fund deferred compensation plans of $85.3 million and higher repayment of commercial paper (net of issuances) of $50.0 million. We intend to purchase additional Holding Units during the second half of 2010 and in future periods.

Debt and Credit Facilities

Total credit available, debt outstanding and weighted average interest rates were as follows:

	June 30, 2010			December 31, 2009
	Credit Available	Debt Outstanding	Interest Rate	Credit Available	Debt Outstanding	Interest Rate
	(in millions)

Revolving credit facility	$921.0	$—	—%	$751.0	$—	—%
Commercial paper (1)	79.0	79.0	0.3	249.0	249.0	0.2
Total revolving credit facility - AllianceBernstein	1,000.0	79.0	0.3	1,000.0	249.0	0.2
Revolving credit facility –SCB LLC	950.0	—	—	950.0	—	—
Total	$1,950.0	$79.0	0.3	$1,950.0	$249.0	0.2

(1)	Commercial paper is short-term in nature and, as such, recorded value is estimated to approximate fair value.

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

On July 23, 2010, a subsidiary of AllianceBernstein arranged for a non-recourse credit line from AXA Equitable Life Insurance Company (“AXA Equitable”) in an amount equal to $100 million. The credit line, which matures on October 15, 2010 or any later date agreed to by AXA Equitable, will be used to purchase real estate investments with the expectation that they will be transferred to a new real estate opportunity fund being established by AllianceBernstein.

Index

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

Variable Interest Entities

In June 2009, the FASB issued ASU 2009-17, Consolidations (Topic 810) – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, effective January 1, 2010.  This standard changed how a company determines when an entity that is insufficiently capitalized or is not controlled through voting should be consolidated.  The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design, a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance, and whether a company is obligated to absorb losses or receive benefits that could potentially be significant to the entity.  The standard also requires ongoing assessments of whether a company is the primary beneficiary of a VIE.

Significant judgment is required in the determination of whether we are the primary beneficiary of a VIE. If we together with our related party relationships, are determined to be the primary beneficiary of a VIE, the entity will be consolidated within our consolidated financial statements. In order to determine whether we are the primary beneficiary of a VIE, management must make significant estimates and assumptions of probable future cash flows and assign probabilities to different cash flow scenarios. Assumptions made in such analyses include, but are not limited to, market prices of securities, market interest rates, potential credit defaults on individual securities or default rates on a portfolio of securities, gain realization, liquidity or marketability of certain securities, discount rates and the probability of certain other outcomes.

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

ACCOUNTING PRONOUNCEMENTS

See Note 15 to AllianceBernstein’s condensed consolidated financial statements contained in Item 1.

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

•
Our anticipation that the proposed 12b-1 fee-related rule changes will not have a material effect on us: The impact of this rule change is dependant upon the final rules adopted by the SEC, any phase-in or grandfathering period, and any other changes made with respect to share class distribution arrangements.

•
Our intention to engage in additional open market purchases of Holding Units, from time to time, to help fund anticipated obligations under our incentive compensation award program: The number of Holding Units needed in future periods to make incentive compensation awards is dependent upon various factors, some of which are beyond our control, including the fluctuation in the price of a Holding Unit (NYSE: AB).

•
Our determination that, based on expected revenues for the year, employee compensation expense should range between 45% and 50% of our adjusted revenues: The revenues we generate during 2010 are dependent upon the performance of the capital markets, our investment performance for our clients, general economic and regulatory conditions, and other factors that may be beyond our control.  Aggregate employee compensation reflects employee performance and competitive compensation levels.  Fluctuations in our revenues and/or changes in competitive compensation levels could result in employee compensation expense being outside of this range.

OTHER INFORMATION

With respect to the unaudited condensed consolidated interim financial information of AllianceBernstein for the three months and six months ended June 30, 2010, included in this quarterly report on Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information.  However, their separate report dated August 2, 2010 appearing herein states that they did not audit and they do not express an opinion on the unaudited condensed consolidated interim financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended (“Securities Act”) for their report on the unaudited condensed consolidated interim financial information because that report is not a “report” or a “part” of registration statements prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Securities Act.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to AllianceBernstein’s market risk for the quarterly period ended June 30, 2010.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the second quarter of 2010 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None

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

Date: August 2, 2010	ALLIANCEBERNSTEIN L.P.

	By:	/s/ John B. Howard
John B. Howard
Chief Financial Officer