Form 10-Q/A
period 2010-06-30
ALLIANCEBERNSTEIN L.P.
filed 2010-08-26
CIK 1109448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q/A
Amendment No. 1

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to

Commission File No.  000-29961

AllianceBernstein l.p.
(Exact name of registrant as specified in its charter)

Delaware	13-4064930
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1345 Avenue of the Americas, New York, NY  10105
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

The number of units of limited partnership interests outstanding as of June 30, 2010 was 275,609,529.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, as filed with the Securities and Exchange Commission on August 2, 2010 (the “Form 10-Q”), is to furnish the interactive data files as Exhibit 101 to the Form 10-Q.  Exhibit 101 to this Amendment No. 1 provides the following items from the Form 10-Q formatted in XBRL (Extensible Business Reporting Language):  (i) the condensed consolidated statements of financial condition as of June 30, 2010 and December 31, 2009; (ii) the condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2010 and 2009; (iii)  the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2010 and 2009; and (iv) the notes to condensed consolidated financial statements  as of June 30, 2010.

No changes have been made to the Form 10-Q other than as described above.  This Amendment No. 1 does not reflect any subsequent information or events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q, as filed with the Securities and Exchange Commission on August 2, 2010.

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

101.INS *	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

*
Furnished herewith.  All other exhibits were previously filed with AllianceBernstein L.P.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, as filed with the Securities and Exchange Commission on August 2, 2010.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 26, 2010	AllianceBernstein l.p.

	By:	/s/ John B. Howard
John B. Howard
Chief Financial Officer