Form 10-Q
period 2010-09-30
ALLIANCEBERNSTEIN L.P.
filed 2010-10-28
CIK 1109448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

The number of units of limited partnership interest outstanding as of September 30, 2010 was 275,609,529.

ALLIANCEBERNSTEIN L.P.

Index

Part I

FINANCIAL INFORMATION

Item 1.	Financial Statements

ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition
(in thousands, except unit amounts)

	September 30, 2010	December 31, 2009
	(unaudited)
ASSETS
Cash and cash equivalents	$615,597	$614,216
Cash and securities segregated, at fair value (cost: $740,256 and $985,213)	740,345	985,331
Receivables, net:
Brokers and dealers	260,791	170,148
Brokerage clients	720,444	582,248
Fees	338,941	346,482
Investments:
Deferred compensation-related	358,443	400,959
Other	531,651	373,870
Furniture, equipment and leasehold improvements, net	301,252	359,674
Goodwill	2,893,029	2,893,029
Intangible assets, net	207,848	223,992
Deferred sales commissions, net	82,493	90,187
Other assets	155,566	174,804
Total assets	$7,206,400	$7,214,940

LIABILITIES AND CAPITAL
Liabilities:
Payables:
Brokers and dealers	$177,282	$120,574
Securities sold not yet purchased	30,837	31,806
Brokerage clients	1,338,392	1,430,835
AllianceBernstein mutual funds	83,791	86,054
Accounts payable and accrued expenses	423,646	278,398
Accrued compensation and benefits	546,089	316,331
Debt	108,998	248,987
Total liabilities	2,709,035	2,512,985
Commitments and contingencies (See Note 8)

Capital:
General Partner	47,443	48,671
Limited partners: 275,609,529 and 274,745,592 units issued and outstanding	4,749,323	4,862,158
Capital contributions receivable from General Partner	(17,745)	(19,664)
Holding Units held for deferred compensation plans	(408,730)	(338,941)
Accumulated other comprehensive income (loss)	(18,429)	(21,862)
Partners’ capital attributable to AllianceBernstein Unitholders	4,351,862	4,530,362
Non-controlling interests in consolidated entities	145,503	171,593
Total capital	4,497,365	4,701,955
Total liabilities and capital	$7,206,400	$7,214,940

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Income
 (in thousands, except per unit amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Revenues:
Investment advisory and services fees	$503,297	$484,098	$1,528,337	$1,377,170
Bernstein research services	95,806	109,321	323,716	325,830
Distribution revenues	85,378	73,779	249,204	196,437
Dividend and interest income	5,040	4,966	13,862	19,344
Investment gains (losses)	41,388	106,680	(23,164)	130,727
Other revenues	27,459	27,946	81,756	79,418
Total revenues	758,368	806,790	2,173,711	2,128,926
Less: Interest expense	801	776	2,715	3,908
Net revenues	757,567	806,014	2,170,996	2,125,018

Expenses:
Employee compensation and benefits	343,530	335,898	976,068	974,662
Promotion and servicing:
Distribution-related payments	72,501	61,842	210,265	164,802
Amortization of deferred sales commissions	11,780	13,363	36,048	42,104
Other	46,427	42,615	139,072	130,866
General and administrative:
General and administrative	130,422	122,898	385,281	397,984
Real estate charges	89,598	—	101,582	5,728
Interest on borrowings	469	491	1,454	2,130
Amortization of intangible assets	5,360	5,437	16,115	16,170
Total expenses	700,087	582,544	1,865,885	1,734,446

Operating income	57,480	223,470	305,111	390,572

Non-operating (expense) income	(13)	16,869	6,760	29,105

Income before income taxes	57,467	240,339	311,871	419,677

Income taxes	3,033	13,844	29,164	32,076

Net income	54,434	226,495	282,707	387,601

Net (income) loss of consolidated entities attributable to non-controlling interests	(2,919)	(27,154)	23,193	(23,114)

Net income attributable to AllianceBernstein Unitholders	$51,515	$199,341	$305,900	$364,487

Net income per AllianceBernstein Unit:
Basic	$0.19	$0.74	$1.10	$1.36
Diluted	$0.18	$0.74	$1.09	$1.36

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2010	2009

Cash flows from operating activities:
Net income	$282,707	$387,601
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred sales commissions	36,048	42,104
Amortization of non-cash deferred compensation	86,343	51,838
Depreciation and other amortization	61,497	63,047
Unrealized (gains) on deferred compensation-related investments	(24,553)	(162,781)
Unrealized loss (gain) on consolidated venture capital fund	27,331	(8,509)
Non-cash real estate charges	101,582	2,264
Other	(7,300)	(16,212)
Changes in assets and liabilities:
Decrease in segregated cash and securities	244,986	1,298,303
(Increase) in receivables	(336,286)	(42,660)
(Increase) in investments	(111,835)	(28,672)
(Increase) in deferred sales commissions	(28,354)	(25,589)
Decrease (increase) in other assets	20,220	(15,170)
Increase (decrease) in payables	78,021	(1,174,793)
Increase (decrease) in accounts payable and accrued expenses	34,177	(11,133)
Increase in accrued compensation and benefits	227,496	215,385
Net cash provided by operating activities	692,080	575,023
Cash flows from investing activities:
Purchases of investments	(73)	(10,439)
Proceeds from sales of investments	2,273	4,380
Additions to furniture, equipment and leasehold improvements, net	(10,530)	(43,542)
Net cash used in investing activities	(8,330)	(49,601)
Cash flows from financing activities:
(Repayment) of commercial paper, net	(150,185)	(258,718)
Proceeds from bank loans, net	10,000	25,000
Increase (decrease) in overdrafts payable	32,751	(26,424)
Distributions to General Partner and unitholders	(447,651)	(265,699)
(Distributions to) contributions from non-controlling interests in consolidated entities	(4,787)	(19,369)
Capital contributions from General Partner	2,810	2,751
Additional investment by Holding with proceeds from exercise of compensatory options to buy Holding Units	8,102	—
Purchases of Holding Units to fund deferred compensation plan awards, net	(137,435)	(232)
Other	(36)	154
Net cash used in financing activities	(686,431)	(542,537)
Effect of exchange rate changes on cash and cash equivalents	4,062	35,525
Net increase in cash and cash equivalents	1,381	18,410
Cash and cash equivalents as of beginning of the period	614,216	552,577
Cash and cash equivalents as of end of the period	$615,597	$570,987

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2010
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

•
Bernstein Research Services – servicing institutional investors seeking research, portfolio analysis and brokerage-related services, and issuers of publicly-traded securities seeking equity capital markets services.

We also provide distribution, shareholder servicing and administrative services to the mutual funds we sponsor.

We provide a broad range of investment services with expertise in:

•	Value equities, generally targeting stocks that are out of favor and considered undervalued;

•	Growth equities, generally targeting stocks with under-appreciated growth potential;

•	Fixed income securities, including taxable and tax-exempt securities;

•	Blend strategies, combining style-pure investment components with systematic rebalancing;

•	Passive management, including index and enhanced index strategies;

•	Alternative investments, such as hedge funds, currency management strategies, venture capital and, in the near future, direct real estate investing; and

•	Asset allocation services, by which we offer blend strategies specifically-tailored for our clients (e.g., customized target-date fund retirement services for defined contribution plan sponsors).

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

As of September 30, 2010, AXA, a société anonyme organized under the laws of France and the holding company for an international group of insurance and related financial services companies, through certain of its subsidiaries (“AXA and its subsidiaries”) owned approximately 1.4% of the issued and outstanding units representing assignments of beneficial ownership of limited partnership interests in Holding (“Holding Units”).

As of September 30, 2010, the ownership structure of AllianceBernstein, expressed as a percentage of general and limited partnership interests, was as follows:

AXA and its subsidiaries	61.4%
Holding	36.7
Unaffiliated holders	1.9
100.0%

AllianceBernstein Corporation (an indirect wholly-owned subsidiary of AXA, “General Partner”) is the general partner of both Holding and AllianceBernstein. AllianceBernstein Corporation owns 100,000 general partnership units in Holding and a 1% general partnership interest in AllianceBernstein. Including both the general partnership and limited partnership interests in Holding and AllianceBernstein, AXA and its subsidiaries had an approximate 63.0% economic interest in AllianceBernstein as of September 30, 2010.

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the current year’s presentation.  These include: (i) securities sold not yet purchased, previously included in payables to brokers and dealers in the condensed consolidated statements of financial condition, is currently shown separately, (ii) Holding Units owned by AllianceBernstein not yet awarded under deferred compensation plans, previously included in limited partners’ capital in the condensed consolidated statement of financial position, have been reclassified to Holding Units held for deferred compensation plans, (iii) Bernstein Research Services transaction costs, previously included in general and administrative expenses in the condensed consolidated statements of income, have been reclassified to other promotion and servicing expenses, (iv) certain distribution services expenses, previously included in other promotion and servicing expenses in the condensed consolidated statements of income, have been reclassified to distribution-related payments, (v) unrealized loss on consolidated venture capital fund, previously included in other adjustments to reconcile net income to net cash provided by operating activities in the condensed consolidated statement of cash flows, is currently shown separately, and  (vi) non-cash real estate charges, previously included in other adjustments to reconcile net income to net cash provided by operating activities and changes in accounts payable and accrued expenses in the condensed consolidated statement of cash flows, is currently shown separately.

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

On October 27, 2010, the General Partner declared a distribution of $50.1 million, or $0.18 per AllianceBernstein Unit, representing a distribution of Available Cash Flow for the three months ended September 30, 2010. The General Partner, as a result of its 1% general partnership interest, is entitled to receive 1% of each distribution. The distribution is payable on November 18, 2010 to holders of record on November 8, 2010.

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

We test our goodwill annually, as of September 30, for impairment. The carrying value of goodwill is also reviewed if facts and circumstances, such as significant declines in assets under management, revenues, earnings or the Holding Unit price, occur, suggesting possible impairment. As of September 30, 2010, the impairment test indicated that goodwill was not impaired.

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

Intangible Assets, Net

Intangible assets consist primarily of costs assigned to acquired investment management contracts of SCB Inc. based on their estimated fair value at the time of acquisition, less accumulated amortization. Intangible assets are recognized at fair value and are amortized on a straight-line basis over their estimated useful life of approximately 20 years. The gross carrying amount and accumulated amortization of intangible assets subject to amortization totaled $415.9 million and $208.1 million, respectively, as of September 30, 2010 and $415.9 million and $191.9 million, respectively, as of December 31, 2009. Amortization expense was $5.3 million and $5.4 million for the three months ended September 30, 2010 and 2009, respectively, and $16.1 million and $16.2 million for the nine months ended September 30, 2010 and 2009, respectively. Estimated annual amortization expense for each of the next five years is approximately $22 million.

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

Real Estate Charge

As previously disclosed, we recently performed a comprehensive review of our real estate requirements in New York, in connection with our workforce reductions commencing in 2008. As a result, we intend to sub-lease over 300,000 square feet in New York and largely consolidate our employees into two office locations from three. We therefore recorded a non-cash pre-tax real estate charge of $89.6 million in the current quarter that reflects the net present value of the difference between the amount of our on-going contractual operating lease obligations for this space and our estimate of current market rental rates, as well as the write-off of leasehold improvements, furniture and equipment related to this space.

Deferred Compensation Plans

We maintain several unfunded, non-qualified deferred compensation plans under which annual awards to employees are generally made in the fourth quarter. For awards made before 2009, participants were permitted to allocate their awards: (i) among notional investments in Holding Units, certain of the investment services we provide to our clients, and a money market fund, (ii) restricted Holding Units or (iii) under certain circumstances, in options to buy Holding Units. Awards in 2009 consisted solely of restricted Holding Units. We typically made investments in our services that were notionally elected by the participants and maintain them in a consolidated rabbi trust or separate custodial account. Awards generally vest over four years but can vest more quickly depending on the terms of the individual award, the age of the participant, or the terms of the participant’s employment, separation or retirement agreement. Upon vesting, awards are distributed to participants unless they have made a voluntary long-term election to defer receipt. Quarterly cash distributions on unvested Holding Units or restricted Holding Units for which a long-term deferral election has not been made are paid currently to participants. For awards made prior to December 2009, quarterly cash distributions on notional investments in Holding Units and income credited on notional investments in our investment services or the money market fund for which a long-term deferral election has been made are reinvested and distributed as elected by participants. For awards made in December 2009, quarterly cash distributions on vested and unvested restricted Holding Units for which a long-term deferral election has been made are paid currently to participants.

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

We fund our restricted Holding Unit awards to employees either by purchasing newly-issued Holding Units from Holding or purchasing Holding Units on the open market, all of which are held in a consolidated rabbi trust until they are distributed to employees upon vesting.  In accordance with the AllianceBernstein Partnership Agreement, when Holding issues Holding Units to AllianceBernstein, Holding is required to use the proceeds it receives from AllianceBernstein to purchase the equivalent number of newly-issued AllianceBernstein Units, thus increasing its percentage ownership interest in AllianceBernstein. Holding Units held in the consolidated rabbi trust are corporate assets in the name of the trust and are available to the general creditors of AllianceBernstein.

Since March 2010, we have engaged in open-market purchases of Holding Units to help fund anticipated obligations under our incentive compensation award program. During the third quarter of 2010, we purchased 1.9 million Holding Units for $49.3 million. Through September 30, 2010, we purchased 4.9 million Holding Units for $135.4 million. We intend to continue to engage in open-market purchases of Holding Units, from time to time, to help fund anticipated obligations under our incentive compensation award program.

We granted 1.5 million restricted Holding Unit awards to employees during the first nine months of 2010. To fund these awards, Holding issued 0.4 million Holding Units and we used 1.1 million Holding Units held in the consolidated rabbi trust. There were 5.0 million unallocated Holding Units remaining in the consolidated rabbi trust as of September 30, 2010.

New Holding Units are also issued by Holding upon exercise of options.  Proceeds received by Holding upon exercise of options are used to acquire newly-issued AllianceBernstein Units, increasing Holding’s percentage ownership interest in AllianceBernstein.

On July 26, 2010, the Amended and Restated 1997 Long Term Incentive Plan expired. Effective as of July 1, 2010, we established the 2010 Long Term Incentive Plan (“2010 Plan”), which was adopted by Holding Unitholders at a special meeting of Holding Unitholders held on June 30, 2010. The following forms of awards may be granted to employees and independent directors of the General Partner under the 2010 Plan: (i) restricted Holding Units or phantom restricted Holding Units (a “phantom” award is a contractual right to receive Holding Units at a later date or upon a specified event); (ii) options to buy Holding Units; and (iii) other Holding Unit-based awards (including, without limitation, Holding Unit appreciation rights and performance awards). The 2010 Plan will expire on June 30, 2020, and no awards under the 2010 Plan will be made after that date. Under the 2010 Plan, the number of newly-issued Holding Units with respect to which awards may be granted is 30 million. The 2010 Plan also permits us to award an additional 30 million Holding Units if we acquire the Holding Units on the open market or through private purchases. As of September 30, 2010, we have granted 0.7 million Holding Unit awards under the 2010 Plan.

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

Index

As of September 30, 2010, we are the investment manager for ten CDOs that meet the definition of a VIE due primarily to the lack of unilateral decision-making authority of the equity holders.  The CDOs are alternative investment vehicles created for the sole purpose of issuing collateralized debt instruments that offer investors the opportunity for returns that vary with the risk level of their investment.  Our management fee structure for these CDOs will typically include a senior management fee, and may also include subordinated and incentive management fees.  We hold no equity interest in any of these CDOs.  For each of the CDOs, we evaluated the management fee structure, the current and expected economic performance of the entities and other provisions included in the governing documents of the CDOs that might restrict or guarantee an expected loss or residual return.  In accordance with ASC 810, we concluded that our investment management contract does not represent a variable interest in eight of the ten CDOs.  As such, we are not required to consolidate these entities.

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

The cash, collateral investments (at fair value) and notes payable (at amortized cost) as of September 30, 2010 of these two unconsolidated CDOs are $14.4 million, $351.5 million and $363.6 million, respectively.

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

As of September 30, 2010, we have significant variable interests in certain hedge funds with approximately $22.7 million in AUM. However, these variable interest entities do not require consolidation because management has determined that we are not the primary beneficiary of the expected losses or expected residual returns of these entities. Our maximum exposure to loss in these entities is limited to our aggregate investments of $0.1 million.

3.	Cash and Securities Segregated Under Federal Regulations and Other Requirements

As of September 30, 2010 and December 31, 2009, $0.7 billion and $0.9 billion, respectively, of United States Treasury Bills were segregated in a special reserve bank custody account for the exclusive benefit of brokerage customers of Sanford C. Bernstein & Co., LLC (“SCB LLC”), a wholly-owned subsidiary of AllianceBernstein, under Rule 15c3-3 of the Securities Exchange Act of 1934, as amended (“Exchange Act”).

AllianceBernstein Investments, Inc. (“AllianceBernstein Investments”), a wholly-owned subsidiary of AllianceBernstein and the distributor of company-sponsored mutual funds, maintains several special bank accounts for the exclusive benefit of customers.  As of September 30, 2010 and December 31, 2009, $28.5 million and $37.4 million, respectively, of cash were segregated in these bank accounts.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands, except per unit amounts)

Net income attributable to AllianceBernstein Unitholders	$51,515	$199,341	$305,900	$364,487

Weighted average units outstanding - basic	275,610	266,051	275,341	265,540
Dilutive effect of compensatory options to buy Holding Units	1,444	635	1,776	174
Weighted average units outstanding – diluted	277,054	266,686	277,117	265,714

Basic net income per AllianceBernstein Unit	$0.19	$0.74	$1.10	$1.36
Diluted net income per AllianceBernstein Unit	$0.18	$0.74	$1.09	$1.36

For the three months and nine months ended September 30, 2010, we excluded 5,279,772 and 4,918,021, respectively, out-of-the-money options (i.e., options with an exercise price greater than the weighted average closing price of a unit for the relevant period), from the diluted net income per unit computation due to their anti-dilutive effect. For the three months and nine months ended September 30, 2009, we excluded 6,120,480 out-of-the-money options from the diluted net income per unit computation due to their anti-dilutive effect.

5.	Investments

Investments consist of:
	September 30, 2010	December 31, 2009
	(in thousands)

Available-for-sale	$18,149	$18,246
Trading:
Deferred compensation-related	300,246	326,364
United States Treasury Bills	40,987	28,000
Seed money	225,320	107,136
Other	64,817	23,082
Investments in limited partnership hedge funds:
Deferred compensation-related	58,197	74,595
Other	28,858	16,579
Consolidated private equity fund	128,202	162,747
Private equity	16,909	10,000
Other	8,409	8,080
Total investments	$890,094	$774,829

Total investments related to deferred compensation obligations of $358.4 million and $401.0 million as of September 30, 2010 and December 31, 2009, respectively, consist of company-sponsored mutual funds and limited partnership hedge funds. We typically make investments in our services that are notionally elected by deferred compensation plan participants and maintain them in a consolidated rabbi trust or separate custodial account. The rabbi trust and custodial account enable us to hold such investments separate from our other assets for the purpose of settling our obligations to participants. The investments held in the rabbi trust and custodial account remain available to the general creditors of AllianceBernstein.

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

We enter into various futures, forwards and swaps to economically hedge our seed money investments.  In addition, we have currency forwards that (i) represent seed money that our investment teams are using to develop new products and services for our clients, (ii) economically hedge certain cash accounts, and (iii) economically hedge certain foreign investment advisory fees. We do not hold any derivatives designated in a formal hedge relationship under ASC 815-10, Derivatives and Hedging.

The following table presents the notional and fair value as of September 30, 2010 for derivative instruments not designated as hedging instruments:

	Assets		Liabilities
	Notional Value	Fair Value	Notional Value	Fair Value
	(in thousands)
September 30, 2010:
Exchange-traded futures	$—	$—	$26,660	$485
Currency forwards	—	—	154,656	284
Interest rate swaps	—	—	44,262	1,636
Credit default swaps	—	—	81,131	7,016
Total return swaps	—	—	35,321	860
Total derivatives	$—	$—	$342,030	$10,281

The following table presents the notional and fair value as of December 31, 2009 for derivative instruments not designated as hedging instruments:

	Assets		Liabilities
	Notional Value	Fair Value	Notional Value	Fair Value
	(in thousands)
December 31, 2009:
Exchange-traded futures	$21,309	$(15)	$—	$—
Currency forwards	60,621	612	—	—
Interest rate swaps	16,995	955	—	—
Credit default swaps	22,475	175	—	—
Total derivatives	$121,400	$1,727	$—	$—

As of September 30, 2010, the derivative liabilities are included in payables to brokers and dealers on our condensed consolidated statement of financial condition. As of December 31, 2009, the futures and forwards contracts were included in receivables from brokers and dealers and the credit default swaps were included in investments.

Index

The following table presents gains and losses recognized in investment gains (losses) in the condensed consolidated statement of income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands)

Exchange-traded futures	$(2,936)	$—	$(3,116)	$1,194
Currency forwards	1,834	1,107	984	1,116
Interest rate swaps	(1,721)	—	(4,130)	—
Credit default swaps	(687)	(146)	(485)	(252)
Total return swaps	(4,257)	—	(3,321)	—
Balance as of end of period	$(7,767)	$961	$(10,068)	$2,058

7.	Fair Value

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

Index

The following table summarizes the valuation of our financial instruments by pricing observability levels as of September 30, 2010:

	Level 1	Level 2	Level 3	Total
	(in thousands)

Money markets	$119,723	$—	$—	$119,723
U.S. Treasury bills	—	752,794	—	752,794
U.K. Treasury bills	—	189,870	—	189,870
Equity securities
Growth	124,206	514	232	124,952
Value	82,840	—	—	82,840
Blend	111,127	—	—	111,127
Other(1)	60,265	—	—	60,265
Fixed Income securities
Taxable(2)	168,668	32,271	—	200,939
Tax-exempt(3)	20,066	744	—	20,810
Other	17	—	—	17
Long exchange-traded options	7,583	—	—	7,583
Private equity	22,238	3,809	107,589	133,636
Total assets measured at fair value	$716,733	$980,002	$107,821	$1,804,556

Securities sold not yet purchased
Short equities-corporate	$21,981	$—	$—	$21,981
Short exchange-traded options	8,826	—	—	8,826
Other	30	—	—	30
Derivatives	485	9,796	—	10,281
Total liabilities measured at fair value	$31,322	$9,796	$—	$41,118
_____________________
(1)	Primarily long positions in corporate equities traded through our options desk.
(2)	Primarily corporate and government securities.
(3)	Primarily municipal bonds.

The following table summarizes the valuation of our financial instruments by pricing observability levels as of December 31, 2009:

	Level 1	Level 2	Level 3	Total
	(in thousands)

Money markets	$178,875	$—	$—	$178,875
U.S. Treasury bills	—	975,888	—	975,888
U.K. Treasury bills	—	177,772	—	177,772
Futures/currency forward contracts	(15)	612	—	597
Equity securities	365,017	4,504	650	370,171
Fixed income securities	69,608	28,396	81	98,085
Long exchange-traded options	6,572	—	—	6,572
Private equity	2,913	62,006	97,828	162,747
Total assets measured at fair value	$622,970	$1,249,178	$98,559	$1,970,707

Securities sold not yet purchased
Short equities-corporate	$28,641	$—	$—	$28,641
Short exchange-traded options	3,165	—	—	3,165
Total liabilities measured at fair value	$31,806	$—	$—	$31,806

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

•
Private equity: The valuation of non-public private equity investments owned by our consolidated venture capital fund requires significant management judgment due to the absence of quoted market prices, inherent lack of liquidity and the long-term nature of such investments. Private equity investments are valued initially at cost. The carrying values of private equity investments are adjusted either up or down from cost to reflect expected exit values as evidenced by financing and sale transactions with third parties, or when determination of a valuation adjustment is confirmed through ongoing review in accordance with our valuation policies and procedures. A variety of factors are reviewed and monitored to assess positive and negative changes in valuation including, but not limited to, current operating performance and future expectations of investee companies, industry valuations of comparable public companies, changes in market outlooks and the third party financing environment over time. In determining valuation adjustments resulting from the investment review process, particular emphasis is placed on current company performance and market conditions. Non-public equity investments are included in Level 3 of the valuation hierarchy because they trade infrequently and, therefore, their fair value is unobservable. Publicly-traded equity investments are included in Level 1 of the valuation hierarchy. If they contain trading restrictions, publicly-traded equity investments are included in Level 2 of the valuation hierarchy. During the first quarter, the trading restriction period expired on one of our publicly-traded equity investments and the security was transferred from a Level 2 classification to a Level 1 classification as of September 30, 2010.

•	Securities sold not yet purchased: Securities sold not yet purchased, primarily reflecting short positions in equities and exchange-traded options, are included in Level 1 of the valuation hierarchy.

The following table summarizes the change in carrying value associated with Level 3 financial instruments carried at fair value:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands)

Balance as of beginning of period	$102,721	$132,130	$98,559	$162,552

Transfer (out) in, net	—	(55,037)	(163)	(85,417)
Purchases (sales), net	2,297	1,384	3,236	7,788
Realized gains (losses), net	—	114	(2,429)	905
Unrealized gains (losses), net	2,803	24,522	8,618	17,285
Balance as of end of period	$107,821	$103,113	$107,821	$103,113

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

Index

Assets Measured at Fair Value on a Nonrecurring Basis

There were no impairments recognized for goodwill, intangible assets or other long-lived assets as of September 30, 2010.

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

Other

During July 2009, we entered into a subscription agreement under which we committed to invest up to $40 million in a venture capital fund over a six-year period. As of September 30, 2010, we had funded $5.8 million of this commitment.

Also during July 2009, we were selected by the U.S. Treasury Department as one of nine pre-qualified investment managers under the Public-Private Investment Program. As part of the program, each investment manager is required to invest a minimum of $20 million in the Public-Private Investment Fund they manage. As of September 30, 2010, we had funded $17.0 million of this commitment.

9.	Qualified Employee Benefit Plans

We maintain a qualified profit sharing plan covering U.S. employees and certain foreign employees. Employer contributions are discretionary and generally limited to the maximum amount deductible for federal income tax purposes.

We maintain several defined contribution plans for foreign employees in our subsidiaries in the United Kingdom, Australia, Japan and other foreign entities. Employer contributions are generally consistent with regulatory requirements and tax limits. Defined contribution expense for foreign entities was $1.7 million and $2.1 million during the three months ended September 30, 2010 and 2009, respectively, and $5.3 million and $5.8 million during the nine months ended September 30, 2010 and 2009, respectively.

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

Index

Our policy is to satisfy our funding obligation for each year in an amount not less than the minimum required by ERISA and not greater than the maximum amount we can deduct for federal income tax purposes. During the first nine months of 2010, we contributed $6.1 million to the Retirement Plan. Contribution estimates, which are subject to change, are based on regulatory requirements, future market conditions and assumptions used for actuarial computations of the Retirement Plan’s obligations and assets. Management, at the present time, has not determined the amount, if any, of additional future contributions that may be required.

Net expense under the Retirement Plan consisted of:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands)

Interest cost on projected benefit obligations	$1,172	$1,112	$3,450	$3,308
Expected return on plan assets	(1,082)	(786)	(3,340)	(2,324)
Recognized actuarial loss	84	107	196	325
Amortization of transition asset	(35)	(36)	(107)	(108)
Net pension charge	$139	$397	$199	$1,201

10.	Units Outstanding

The following table summarizes the activity in units:

Outstanding as of December 31, 2009	274,745,592
Options exercised	475,159
Units issued	389,606
Units forfeited	(828)
Outstanding as of September 30, 2010	275,609,529

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

12.	Debt

Total credit available, debt outstanding and weighted average interest rates were as follows:

	September 30, 2010			December 31, 2009
	Credit Available	Debt Outstanding	Interest Rate	Credit Available	Debt Outstanding	Interest Rate
	(in millions)

Revolving credit facility	$901.0	$—	—%	$751.0	$—	—%
Commercial paper (1)	99.0	99.0	0.3	249.0	249.0	0.2
Total revolving credit facility - AllianceBernstein	1,000.0	99.0	0.3	1,000.0	249.0	0.2
Revolving credit facility –SCB LLC	950.0	10.0	0.4	950.0	—	—
Total	$1,950.0	$109.0	0.3	$1,950.0	$249.0	0.2
_____________________
(1)	Commercial paper is short-term in nature and, as such, recorded value is estimated to approximate fair value.

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

We are currently negotiating a new revolving credit facility with a group of commercial banks to replace the facilities that will expire in 2011.

SCB LLC has several separate uncommitted credit facilities with various banks.  SCB LLC also has two uncommitted lines of credit with a commercial bank, one for $75 million secured by pledges of U.S. Treasury Bills and a second for $50 million secured by pledges of equity securities.

On July 23, 2010, a subsidiary of AllianceBernstein arranged for a non-recourse credit line from AXA Equitable Life Insurance Company (“AXA Equitable”) in an amount equal to $100 million. The credit line, which matures on November 30, 2010, will be available to purchase real estate investments with the expectation that they will be transferred to a real estate opportunity fund being established by AllianceBernstein. As of September 30, 2010, no borrowings have been made against this credit line.

Index

13.	Comprehensive Income

Comprehensive income consisted of:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands)

Net income	$54,434	$226,495	$282,707	$387,601
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investments	1,266	3,305	364	4,706
Foreign currency translation adjustment	34,834	(3,181)	4,869	45,213
Changes in retirement plan related items	49	70	89	216
Comprehensive income	90,583	226,689	288,029	437,736
Comprehensive (income) loss in consolidated entities attributable to non-controlling interests	(5,740)	(29,092)	21,303	(27,266)
Comprehensive income attributable to AllianceBernstein Unitholders	$84,843	$197,597	$309,332	$410,470

14.	Changes in Capital

Changes in capital for the nine months ended September 30, 2010 consisted of:

	Partners’ Capital Attributable to AllianceBernstein Unitholders	Non-Controlling Interests In Consolidated Entities	Total Capital
	(in thousands)

Balance as of December 31, 2009	$4,530,362	$171,593	$4,701,955
Comprehensive income (loss):
Net income (loss)	305,900	(23,193)	282,707
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investments	140	224	364
Foreign currency translation adjustments	3,203	1,666	4,869
Changes in retirement plan related items	89	—	89
Comprehensive income (loss)	309,332	(21,303)	288,029

Cash distributions to General Partner and unitholders	(447,651)	—	(447,651)
Capital contributions (distributions)	2,810	(4,787)	(1,977)
Compensation-related transactions	(42,991)	—	(42,991)
Balance as of September 30, 2010	$4,351,862	$145,503	$4,497,365

Index

Changes in capital for the nine months ended September 30, 2009 consisted of:

	Partners’ Capital Attributable to AllianceBernstein Unitholders	Non-Controlling Interests In Consolidated Entities	Total Capital
	(in thousands)

Balance as of December 31, 2008	$4,317,659	$169,167	$4,486,826
Comprehensive income (loss):
Net income (loss)	364,487	23,114	387,601
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investments	4,430	276	4,706
Foreign currency translation adjustments	41,337	3,876	45,213
Changes in retirement plan related items	216	—	216
Comprehensive income (loss)	410,470	27,266	437,736

Cash distributions to General Partner and unitholders	(265,699)	—	(265,699)
Capital contributions (distributions)	2,751	(19,369)	(16,618)
Compensation-related transactions	51,605	—	51,605
Balance as of September 30, 2009	$4,516,786	$177,064	$4,693,850

15.	Accounting Pronouncements

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

16.	Subsequent Event

On October 1, 2010, AllianceBernstein announced that it acquired SunAmerica’s alternative investments group, an experienced team that manages a portfolio of hedge fund and private equity fund investments. The purchase price of this acquisition, which will be accounted for under ASC 805, Business Combinations, is not material to our consolidated financial statements.

Index

Report of Independent Registered Public Accounting Firm

To the General Partner and Unitholders
AllianceBernstein L.P.

We have reviewed the accompanying condensed consolidated statement of financial condition of AllianceBernstein L.P. ("AllianceBernstein") as of September 30, 2010, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2010 and 2009, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2010 and 2009.  These interim financial statements are the responsibility of the management of AllianceBernstein Corporation, the General Partner.

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
October 27, 2010

Index

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

After a very difficult second quarter for equities, the global markets rallied in the third quarter, led by solid gains in September.  The S&P 500 gained 10.7% for the quarter, and the MSCI World gained 13.2%, which resulted in positive year-to-date returns in both U.S. and global stocks – but only modestly because of the losses experienced earlier in 2010.

Our total assets under management (“AUM”) as of September 30, 2010 were $484.3 billion, up $26.6 billion, or 5.8%, compared to June 30, 2010, and down $13.5 billion, or 2.7%, compared to September 30, 2009.  During the third quarter of 2010, AUM increased as a result of market appreciation of $45.5 billion, partly offset by net outflows of $18.9 billion, primarily in the Institutions channel.  Year-over-year AUM decreased as a result of net outflows of $46.9 billion, partly offset by market appreciation of $33.4 billion.

Institutional AUM increased $12.4 billion, or 4.6%, to $283.0 billion during the third quarter of 2010, due to market appreciation of $27.6 billion, partly offset by net outflows of $15.2 billion.  Net outflows increased to $15.2 billion from $3.7 billion in the second quarter of 2010 due to a decrease in gross sales and an increase in outflows.  The pipeline of won but unfunded institutional mandates increased to $6.2 billion as of September 30, 2010 from $5.0 billion as of June 30, 2010, primarily as a result of several large Customized Retirement Strategies wins.

Retail AUM increased $9.4 billion, or 8.0%, to $125.6 billion during the third quarter of 2010 as a result of market appreciation of $12.6 billion, partly offset by net outflows of $3.2 billion, as compared to net outflows of $0.9 billion during the second quarter of 2010.  Net outflows increased from the prior quarter due to a decrease in gross sales and increased outflows.

Private Client AUM increased $4.8 billion, or 6.8%, to $75.7 billion during the third quarter of 2010 as a result of market appreciation of $5.3 billion, partly offset by net outflows of $0.5 billion, as compared to net outflows of $0.1 billion during the second quarter of 2010.

Bernstein Research Services revenue for the third quarter of 2010 was $95.8 million, down $21.4 million, or 18.2%, compared to the second quarter of 2010 and $13.5 million, or 12.4%, compared to the third quarter of 2009.  The current quarter saw lower trading volumes in both the U.S. and Europe as a result of weak overall market volumes. U.S. Equity composite volumes in the third quarter of 2010 declined 25.8% and 19.0% compared to the second quarter of 2010 and the third quarter of 2009, respectively. Despite these difficult market conditions, Bernstein Research Services again received strong recognition in the annual Institutional Investor All-America survey.

Net income attributable to AllianceBernstein Unitholders for the third quarter of 2010 decreased $147.8 million to $51.5 million from $199.3 million in the third quarter of 2009.  This decrease was primarily due to a non-cash pre-tax real estate charge in the current quarter of $89.6 million, lower deferred compensation related investment gains of $34.9 million and lower non-operating income of $16.8 million due to the cessation in the second quarter of 2010 of contingent purchase price payments earned from the sale of our cash management services to Federated Inc. in 2005. Consequently, our operating margin decreased to 7.2% from 24.4% in the third quarter of 2009.

Our traditional equity services showed improved performance in the quarter, even as investors continued to rebalance their portfolios away from risk assets and into fixed income funds.  We benefited from this trend in our U.S. and global fixed income services, where our performance has improved significantly over the last several years.  Despite our equity services’ better performance in the quarter, our year-long trend of strengthening net flows was interrupted.  Still, the trajectory of our flows is positive, with net outflows for this year improved relative to their low point in 2009.

Since last quarter, we have provided additional disclosures which we believe are useful to investors. As supplemental information, we provide the performance measures “Adjusted net revenues”, “Adjusted operating income” and “Adjusted operating margin”, which are the principle metrics management uses in evaluating and comparing period-to-period operating performance. Such measures are not based on generally accepted accounting principles (“non-GAAP measures”). For additional details regarding these non-GAAP measures (including a reconciliation of non-GAAP measures to GAAP), please refer to “Non-GAAP Measures” in this Item 2.

Index

Assets Under Management

Assets under management by distribution channel were as follows:

	As of September 30,
	2010	2009	$ Change	% Change
	(in billions)

Institutions	$283.0	$307.5	$(24.5)	(8.0)%
Retail	125.6	116.7	8.9	7.5
Private Client	75.7	73.6	2.1	2.9
Total	$484.3	$497.8	$(13.5)	(2.7)

Assets under management by investment service were as follows:

	As of September 30,
	2010	2009	$ Change	% Change
	(in billions)
Equity
Value:
U.S.	$38.6	$45.3	$(6.7)	(14.8)%
Global & international	112.9	130.4	(17.5)	(13.4)
	151.5	175.7	(24.2)	(13.7)
Growth:
U.S.	30.3	36.3	(6.0)	(16.7)
Global & international	46.9	57.0	(10.1)	(17.7)
	77.2	93.3	(16.1)	(17.3)
Total Equity	228.7	269.0	(40.3)	(15.0)
Fixed Income:
U.S.	122.5	111.8	10.7	9.6
Global & international(1)	86.9	69.8	17.1	24.5
	209.4	181.6	27.8	15.3
Other(2):
U.S.	25.1	22.7	2.4	10.5
Global & international(1)	21.1	24.5	(3.4)	(13.9)
	46.2	47.2	(1.0)	(2.2)
Total:
U.S.	216.5	216.1	0.4	0.2
Global & international	267.8	281.7	(13.9)	(4.9)
Total	$484.3	$497.8	$(13.5)	(2.7)
_____________________
(1)	Certain client assets were reclassified among investment services to more accurately reflect how these assets are managed by our firm.
(2)	Includes index, structured, asset allocation services and other non-actively managed AUM.

Index

Changes in assets under management for the three-month, nine-month and twelve-month periods ended September 30, 2010 were as follows:

	Distribution Channel				Investment Service
	Institutions	Retail	Private Client	Total	Value Equity	Growth Equity	Fixed Income	Other(1)	Total
	(in billions)

Balance as of June 30, 2010	$270.6	$116.2	$70.9	$457.7	$139.2	$74.5	$198.5	$45.5	$457.7
Long-term flows:
Sales/new accounts	4.2	7.3	1.6	13.1	2.8	0.8	9.0	0.5	13.1
Redemptions/terminations	(14.1)	(8.9)	(1.3)	(24.3)	(8.1)	(6.9)	(8.0)	(1.3)	(24.3)
Net cash flows	(5.3)	(1.6)	(0.8)	(7.7)	(2.1)	(1.5)	(0.9)	(3.2)	(7.7)
Net long-term (outflows) inflows	(15.2)	(3.2)	(0.5)	(18.9)	(7.4)	(7.6)	0.1	(4.0)	(18.9)
Market appreciation	27.6	12.6	5.3	45.5	19.7	10.3	10.8	4.7	45.5
Net change	12.4	9.4	4.8	26.6	12.3	2.7	10.9	0.7	26.6
Balance as of September 30, 2010	$283.0	$125.6	$75.7	$484.3	$151.5	$77.2	$209.4	$46.2	$484.3

	Distribution Channel				Investment Service
	Institutions	Retail	Private Client	Total	Value Equity	Growth Equity	Fixed Income	Other(1)	Total
	(in billions)

Balance as of December 31, 2009	$300.0	$120.7	$74.8	$495.5	$171.2	$94.1	$184.3	$45.9	$495.5
Long-term flows:
Sales/new accounts	15.8	26.5	5.7	48.0	9.6	4.5	31.3	2.6	48.0
Redemptions/terminations	(31.3)	(21.6)	(4.3)	(57.2)	(20.7)	(16.9)	(17.9)	(1.7)	(57.2)
Net cash flows	(12.0)	(6.4)	(2.4)	(20.8)	(9.0)	(5.2)	(3.2)	(3.4)	(20.8)
Net long-term (outflows) inflows	(27.5)	(1.5)	(1.0)	(30.0)	(20.1)	(17.6)	10.2	(2.5)	(30.0)
Transfers	(0.2)	—	0.2	—	—	—	—	—	—
Market appreciation	10.7	6.4	1.7	18.8	0.4	0.7	14.9	2.8	18.8
Net change	(17.0)	4.9	0.9	(11.2)	(19.7)	(16.9)	25.1	0.3	(11.2)
Balance as of September 30, 2010	$283.0	$125.6	$75.7	$484.3	$151.5	$77.2	$209.4	$46.2	$484.3

	Distribution Channel				Investment Service
	Institutions	Retail	Private Client	Total	Value Equity	Growth Equity	Fixed Income(2)	Other(1) (2)	Total
	(in billions)

Balance as of September 30, 2009	$307.5	$116.7	$73.6	$497.8	$175.7	$93.3	$181.6	$47.2	$497.8
Long-term flows:
Sales/new accounts	20.1	34.3	8.1	62.5	12.3	6.3	38.4	5.5	62.5
Redemptions/terminations	(43.9)	(27.5)	(6.1)	(77.5)	(31.2)	(22.2)	(22.3)	(1.8)	(77.5)
Net cash flows	(19.4)	(8.7)	(3.8)	(31.9)	(12.0)	(6.6)	(4.4)	(8.9)	(31.9)
Net long-term (outflows) inflows	(43.2)	(1.9)	(1.8)	(46.9)	(30.9)	(22.5)	11.7	(5.2)	(46.9)
Transfers	(0.1)	—	0.1	—	—	—	—	—	—
Market appreciation	18.8	10.8	3.8	33.4	6.7	6.4	16.1	4.2	33.4
Net change	(24.5)	8.9	2.1	(13.5)	(24.2)	(16.1)	27.8	(1.0)	(13.5)
Balance as of September 30, 2010	$283.0	$125.6	$75.7	$484.3	$151.5	$77.2	$209.4	$46.2	$484.3
_____________________
(1)	Includes index, structured, asset allocation services and other non-actively managed AUM.
(2)	Certain client assets were reclassified among investment services to more accurately reflect how these assets are managed by our firm.

Index

Average assets under management by distribution channel and investment service were as follows:

	Three Months Ended				Nine Months Ended
	9/30/10	9/30/09	$ Change	% Change	9/30/10	9/30/09	$ Change	% Change
	(in billions)
Distribution Channel:
Institutions	$278.7	$293.4	$(14.7)	(5.0)%	$286.4	$279.8	$6.6	2.3%
Retail	120.7	110.1	10.6	9.6	121.6	101.4	20.2	19.8
Private Client	73.3	70.4	2.9	4.1	73.9	67.1	6.8	10.3
Total	$472.7	$473.9	$(1.2)	(0.3)	$481.9	$448.3	$33.6	7.5

Investment Service:
Value Equity	$145.6	$167.0	$(21.4)	(12.8)%	$155.6	$157.6	$(2.0)	(1.3)%
Growth Equity	76.3	89.2	(12.9)	(14.5)	83.0	84.0	(1.0)	(1.2)
Fixed Income(1)	204.2	173.1	31.1	18.0	196.2	166.5	29.7	17.9
Other (1)(2)	46.6	44.6	2.0	4.5	47.1	40.2	6.9	17.1
Total	$472.7	$473.9	$(1.2)	(0.3)	$481.9	$448.3	$33.6	7.5
_____________________
(1)	Certain client assets were reclassified among investment services to more accurately reflect how these assets are managed by our firm.
(2)	Includes index, structured, asset allocation services and other non-actively managed AUM.

Our Institutions channel began the third quarter of 2009 at $277.8 billion of AUM and ended at $307.5 billion, resulting in an average of $293.4 billion.  From September 30, 2009 through June 30, 2010, AUM declined from $307.5 billion to $270.6 billion due to net outflows of $28.0 billion and market depreciation of $8.8 billion.  During the third quarter of 2010, AUM has increased slightly to $283.0 billion due to market appreciation of $27.6 billion partially offset by net outflows of $15.2 billion, resulting in average AUM of $278.7 billion for the quarter.  In regard to the change in the Institutions channel average AUM for the nine months ended September 30, 2010 compared to the comparable 2009 period, 2009 AUM began at $291.4 billion but had significant market depreciation in the first two months resulting in a drop in AUM to $247.9 billion at February 28, 2009.  From there, AUM increased to $307.5 billion at September 30, 2009, resulting in a nine month average of $279.8 billion.  The year-to-date 2010 average AUM of $286.4 billion is a result of beginning 2010 with $300.0 of AUM and ending September 30, 2010 with $283.0 billion of AUM.  The year-to-date decrease of $17.0 billion is due primarily to net outflows of $27.5 billion, partially offset by market appreciation of $10.7 billion.  The net outflows were in Value Equity, Growth Equity and Other services, partly offset by net inflows in Fixed Income services.  The market appreciation was primarily in Fixed Income and Other services.

Our Retail channel began the third quarter of 2009 at $102.6 billion of AUM and ended at $116.7 billion, resulting in an average of $110.1 billion.  From September 30, 2009 through June 30, 2010, AUM declined slightly from $116.7 billion to $116.2 billion due to market depreciation of $1.8 billion partly offset by net inflows of $1.3 billion.  During the third quarter of 2010, AUM has increased to $125.6 billion due to market appreciation of $12.6 billion partly offset by net outflows of $3.2 billion, resulting in average AUM of $120.7 billion for the quarter.  In regard to the change in the Retail channel average AUM for the nine months ended September 30, 2010 compared to the comparable 2009 period, 2009 AUM began at $101.6 billion but had significant market depreciation in the first two months resulting in a drop in AUM to $85.3 billion at February 28, 2009.  From there, AUM increased to $116.7 billion at September 30, 2009, resulting in a nine month average of $101.4 billion.  The year-to-date 2010 average AUM of $121.6 billion is a result of beginning 2010 with $120.7 billion of AUM and ending September 30, 2010 with $125.6 billion of AUM.  The year-to-date increase of $4.9 billion is due primarily to market appreciation of $6.4 billion, partially offset by net outflows of $1.5 billion.  The market appreciation was across all services, predominantly Fixed Income.  The net outflows were primarily in Value and Growth Equity services, partly offset by net inflows in Fixed Income services.

Our Private Client channel began the third quarter of 2009 at $66.6 billion of AUM and ended at $73.6 billion, resulting in an average of $70.4 billion.  From September 30, 2009 through June 30, 2010, AUM declined from $73.6 billion to $70.9 billion due to market depreciation of $1.5 billion and net outflows of $1.2 billion.  During the third quarter of 2010, AUM has increased to $75.7 billion due to market appreciation of $5.3 billion partially offset by net outflows of $0.5 billion, resulting in average AUM of $73.3 billion for the quarter.  In regard to the change in the Private Client channel average AUM for the nine months ended September 30, 2010 compared to the comparable 2009 period, 2009 AUM began at $69.0 billion but had significant market depreciation in the first two months resulting in a drop in AUM to $60.6 billion at February 28, 2009.  From there, AUM increased to $73.6 billion at September 30, 2009, resulting in a nine month average of $67.1 billion.  The year-to-date 2010 average AUM of $73.9 billion is a result of beginning 2010 with $74.8 billion of AUM and then decreasing to $70.9 billion of AUM at June 30, 2010 and subsequently ending September 30, 2010 with $75.7 billion of AUM.  The decrease of $3.9 billion during the first six months of 2010 was due primarily to market depreciation of $3.6 billion and net outflows of $0.5 billion.  Year-to-date net outflows of $1.0 billion consisted of net outflows of $3.6 billion in both Value and Growth Equity services, partly offset by net inflows of $2.6 billion in both Fixed Income and Other services.

Index

Overall, over the past four quarters, we have experienced net outflows in our Equity and Other services and net inflows in our Fixed Income services. We believe this is primarily attributable to our investment performance in the short-term and long-term relative to benchmarks and relative to other investment managers. Other contributing factors include conditions of financial markets, the experience of the portfolio manager, the client’s overall relationship with AllianceBernstein, the level and quality of client servicing, recommendations of consultants, and changes in clients’ investment preferences and liquidity needs.

Index

Annualized absolute investment composite returns and relative performance compared to benchmarks for certain representative Value, Growth, Blend and Fixed Income services were as follows:

	Three months ended September 30, 2010	Nine months ended September 30, 2010

Global Value
Annualized return	13.3%	(2.5)%
Relative return (vs. MSCI World Index – net)	(0.5)	(5.1)
International Value
Annualized return	17.3	(2.9)
Relative return (vs. MSCI EAFE Index – net)	0.8	(3.9)
U.S. Diversified Value
Annualized return	9.0	1.5
Relative return (vs. Russell 1000 Value Index)	(1.1)	(3.0)
Global Research Growth
Annualized return	14.2	(0.2)
Relative return (vs. MSCI World Index – net)	0.5	(2.7)
International Large Cap Growth
Annualized return	17.4	(0.6)
Relative return (vs. MSCI EAFE Index – net)	0.9	(1.7)
U.S. Large Cap Growth
Annualized return	10.1	(3.4)
Relative return (vs. Russell 1000 Growth Index)	(2.9)	(7.8)
Global Blend
Annualized return	13.6	(1.3)
Relative return (vs. MSCI World Index – net)	(0.1)	(3.9)
International Blend
Annualized return	17.2	(1.3)
Relative return (vs. MSCI EAFE Index – net)	0.7	(2.4)
Emerging Market Blend
Annualized return	18.5	7.6
Relative return (vs. MSCI EM Index – net)	0.5	(3.2)
Strategic Core Plus (fixed income)
Annualized return	3.9	10.3
Relative return (vs. Custom Index)	1.3	2.4
Global Plus (fixed income)
Annualized return	8.6	9.9
Relative return (vs. Barclays Global Aggregate)	1.3	2.9
Emerging Market Debt (fixed income)
Annualized return	9.9	16.5
Relative return (vs. JMP EMBI Global)	1.6	2.3

Index

Consolidated Results of Operations

	Three Months Ended				Nine Months Ended
	9/30/10	9/30/09	$ Change	% Change	9/30/10	9/30/09	$ Change	% Change
	(in millions, except per unit amounts)

Net revenues	$757.6	$806.0	$(48.4)	(6.0)%	$2,171.0	$2,125.0	$46.0	2.2%
Expenses	700.1	582.5	117.6	20.2	1,865.9	1,734.4	131.5	7.6
Operating income	57.5	223.5	(166.0)	(74.3)	305.1	390.6	(85.5)	(21.9)
Non-operating income	—	16.8	(16.8)	(100.0)	6.8	29.1	(22.3)	(76.8)
Income before income taxes	57.5	240.3	(182.8)	(76.1)	311.9	419.7	(107.8)	(25.7)
Income taxes	3.1	13.8	(10.7)	(78.1)	29.2	32.1	(2.9)	(9.1)
Net income	54.4	226.5	(172.1)	(76.0)	282.7	387.6	(104.9)	(27.1)
Net (income) loss of consolidated entities attributable to non-controlling interests	(2.9)	(27.2)	24.3	(89.3)	23.2	(23.1)	46.3	n/m
Net income attributable to AllianceBernstein Unitholders	$51.5	$199.3	$(147.8)	(74.2)	$305.9	$364.5	$(58.6)	(16.1)

Diluted net income per AllianceBernstein Unit	$0.18	$0.74	$(0.56)	(75.7)	$1.09	$1.36	$(0.27)	(19.9)

Distributions per AllianceBernstein Unit	$0.18	$0.74	$(0.56)	(75.7)	$1.09	$1.36	$(0.27)	(19.9)

Operating margin (1)	7.2%	24.4%			15.1%	17.3%
_____________________
(1)	Operating income including net (income) loss attributable to non-controlling interests as a percentage of net revenues.

Net income attributable to AllianceBernstein Unitholders for the three months ended September 30, 2010 decreased $147.8 million, or 74.2%, from the three months ended September 30, 2009.  The decrease was primarily due to (in millions):

$(89.6)	Real estate charge in the third quarter of 2010
(34.9)	Lower deferred compensation-related investment gains, reflecting $36.0 million of gains in the current quarter compared to $70.9 million of gains in the prior year quarter
(16.8)	Lower non-operating income due to completion of our contingent purchase price agreement with Federated Inc. in the second quarter of 2010
(13.5)	Lower Bernstein Research Services revenues
(7.9)	Lower foreign exchange gains
(5.0)	Higher incentive compensation expense
(3.0)	Higher travel and entertainment expenses
19.2	Higher investment advisory fees, reflecting higher base fees of $13.7 million and higher performance fees of $5.5 million
10.7	Lower income taxes, primarily due to lower pre-tax income
(7.0)	Other
$(147.8)

Index

Net income attributable to AllianceBernstein Unitholders for the nine months ended September 30, 2010 decreased $58.6 million, or 16.1%, from the nine months ended September 30, 2009.  The decrease was primarily due to (in millions):

$(95.9)	Higher real estate charges, reflecting current year charges of $101.6 million compared to a prior year charge of $5.7 million
(95.3)	Lower deferred compensation-related investment gains, reflecting $10.4 million of gains in the current year compared to $105.7 million of gains in the prior year
(22.3)	Lower non-operating income due to completion of our contingent purchase price agreement with Federated Inc. in the second quarter of 2010
(11.3)	Higher incentive compensation expense
(7.8)	Higher recruitment charges
(7.3)	Higher travel and entertainment expenses
(6.5)	Lower seed money investment gains
151.1	Higher investment advisory fees
14.1	Lower severance expense
13.4	Higher net distribution revenues (revenues less distribution-related payments and amortization of deferred sales commissions)
12.0	Lower salary expense, due to lower average headcount
(2.8)	Other
$(58.6)

Real Estate Charge

As previously disclosed, we recently performed a comprehensive review of our real estate requirements in New York, in connection with our workforce reductions commencing in 2008. As a result, we intend to sub-lease over 300,000 square feet in New York and largely consolidate our employees into two office locations from three. We therefore recorded a non-cash pre-tax real estate charge of $89.6 million in the current quarter that reflects the net present value of the difference between the amount of our on-going contractual operating lease obligations for this space and our estimate of current market rental rates, as well as the write-off of leasehold improvements, furniture and equipment related to this space. Based on our current assumptions of when we can sub-lease the space and current market rental rates, we estimate that this charge will lower our occupancy costs on existing real estate by approximately $21 million in 2011 and approximately $23 million in 2012 and subsequent years.  For additional information, see Cautions Regarding Forward-Looking Statements in this Item 2.

Index

Non-GAAP Measures

As noted in our “Executive Overview”, we are providing the non-GAAP measures “Adjusted net revenues”, “Adjusted operating income” and “Adjusted operating margin”, which are the principle metrics management uses in evaluating and comparing period-to-period operating performance.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands)

Net revenues, GAAP basis	$757,567	$806,014	$2,170,996	$2,125,018
Exclude:
Deferred compensation-related investment (gains) losses	(36,013)	(70,873)	(10,375)	(105,738)
Deferred compensation-related dividends and interest	(830)	(1,381)	(2,550)	(4,442)
90% of consolidated venture capital fund investment (gains) losses	(2,056)	(27,155)	24,097	(22,257)
Distribution-related payments	(72,501)	(61,842)	(210,265)	(164,802)
Amortization of deferred sales commissions	(11,780)	(13,363)	(36,048)	(42,104)
Adjusted net revenues	$634,387	$631,400	$1,935,855	$1,785,675

Operating income, GAAP basis	$57,480	$223,470	$305,111	$390,572
Exclude:
Deferred compensation-related investment (gains) losses	(36,013)	(70,873)	(10,375)	(105,738)
Deferred compensation-related dividends and interest	(830)	(1,381)	(2,550)	(4,442)
Deferred compensation-related mark-to-market vesting expense (credit)	14,158	16,722	(4,568)	(3,704)
Deferred compensation-related dividends and interest expense	731	1,240	2,223	3,974
Net impact of deferred compensation-related investments	(21,954)	(54,292)	(15,270)	(109,910)
Real estate charges	89,598	—	101,582	5,728
Total exclusions	67,644	(54,292)	86,312	(104,182)
Include:
Net (income) loss of consolidated entities attributable to non-controlling interests	(2,919)	(27,154)	23,193	(23,114)
Adjusted operating income	$122,205	$142,024	$414,616	$263,276

Adjusted operating margin	19.3%	22.5%	21.4%	14.7%

Adjusted operating income for the three months ended September 30, 2010 decreased $19.8 million, or 14.0%, from the three months ended September 30, 2009, primarily as a result of lower non-operating income, Bernstein Research Services revenues and foreign exchange gains, partially offset by higher investment advisory fees and lower income taxes. Adjusted operating income for the nine months ended September 30, 2010 increased $151.3 million, or 57.5%, primarily as a result of higher investment advisory fees.

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

Adjusted Net Revenues

Adjusted net revenues excludes investment gains and losses and dividends and interest on deferred compensation-related investments, and 90% of the investment gains and losses of our consolidated venture capital fund attributable to non-controlling interests. In addition, adjusted net revenues offset distribution-related payments to third parties as well as amortization of deferred sales commissions against distribution revenues. We believe the offset of distribution-related payments from net revenues is useful for our investors and other users of our financial statements because such presentation appropriately reflects the nature of these costs as pass-through payments to third parties who perform functions on behalf of our sponsored mutual funds and/or shareholders of these funds. Amortization of deferred sales commissions is offset against net revenues because such costs, over time, offset distribution revenues earned by the company.

Index

Adjusted Operating Income

Adjusted operating income represents operating income on a GAAP basis (1) excluding the impact on net revenues and compensation expense of the mark-to-market gains and losses (as well as the dividends and interest) associated with employee deferred compensation-related investments, (2) excluding real estate charges, and (3) including the net loss or income of consolidated entities attributable to non-controlling interests.

Prior to 2009, a large proportion of employee compensation was in the form of deferred awards that were notionally invested in AllianceBernstein investment services and generally vested over a period of four years. AllianceBernstein has economically hedged the exposure to market movements by purchasing and holding these investments on its balance sheet. The full value of the investments’ appreciation (depreciation) is recorded within investment gains and losses on the income statement in the current period. U.S. GAAP requires the appreciation (depreciation) in the compensation liability to be expensed over the award vesting period in proportion to the vested amount of the award as part of compensation expense. This creates a timing difference between the recognition of the compensation expense and the investment gain or loss impacting operating income which will fluctuate over the life of the award and net to zero at the end of the multi-year vesting period. Although during periods of high market volatility these timing differences have an impact on operating income and operating margin, over the life of the award any impact is ultimately offset. Because these plans are economically hedged, management believes it is useful to reflect the offset ultimately achieved from hedging the investments’ market exposure in the calculation of adjusted operating income, adjusted operating margin and adjusted diluted net income per Holding Unit, which will produce core operating results from period to period. The non-GAAP measures exclude gains and losses and dividends and interest on deferred compensation-related investments included in revenues and compensation expense, thus eliminating the timing differences created by different treatment under U.S. GAAP of the market movement on the expense and the investments.

Real estate charges have been excluded because, often, they are relatively large in nature and are not considered part of our core operating results when comparing financial results from period to period and to industry peers.

Most of the net income or loss of consolidated entities attributable to non-controlling interests relates to the 90% limited partner interests held by third parties in our consolidated venture capital fund. We own a 10% limited partner interest in the fund. Because we are the general partner of the venture capital fund and are deemed to have a controlling interest, U.S. GAAP requires us to consolidate the financial results of the fund. However, recognizing 100% of the gains or losses in operating income while only retaining 10% is not reflective of our underlying financial results at the operating income level. As a result, we are excluding the 90% limited partner interests we do not own from our adjusted operating income. Similarly, net income of joint ventures attributable to non-controlling interests, although not significant, is excluded because it does not reflect the economic interest attributable to AllianceBernstein.

Adjusted Operating Margin

Adjusted operating margin allows us to monitor our financial performance and efficiency from period to period and to compare our performance to industry peers without the volatility noted above in our discussion of adjusted operating income. Adjusted operating margin is derived by dividing adjusted operating income by adjusted net revenues.

Units Outstanding

In December 2009, we issued approximately 8.5 million Holding Units to fund the 2009 restricted Holding Unit awards to eligible employees. The dilutive effect to net income per Holding Unit and per Unit distributions in 2010 is approximately 3%.

Since March 2010, we have engaged in open-market purchases of Holding Units to help fund anticipated obligations under our incentive compensation award program. During the third quarter of 2010, we purchased 1.9 million Holding Units for $49.3 million. Through September 30, 2010, we purchased 4.9 million Holding Units for $135.4 million. We intend to continue to engage in open-market purchases of Holding Units, from time to time, to help fund anticipated obligations under our incentive compensation award program.

We granted 1.5 million restricted Holding Unit awards to employees during the first nine months of 2010. To fund these awards, Holding issued 0.4 million Holding Units and we used 1.1 million Holding Units held in the consolidated rabbi trust. There were 5.0 million unallocated Holding Units remaining in the consolidated rabbi trust as of September 30, 2010.

Index

Net Revenues

The following table summarizes the components of net revenues:

	Three Months Ended				Nine Months Ended
	9/30/10	9/30/09	$ Change	% Change	9/30/10	9/30/09	$ Change	% Change
	(in millions)
Investment advisory and services fees:
Institutions:
Base fees	$181.3	$202.9	$(21.6)	(10.7)%	$563.7	$580.1	$(16.4)	(2.8)%
Performance-based fees	5.0	—	5.0	n/m	10.5	12.5	(2.0)	(15.4)
	186.3	202.9	(16.6)	(8.2)	574.2	592.6	(18.4)	(3.1)
Retail:
Base fees	160.9	135.9	25.0	18.4	471.1	369.4	101.7	27.5
Performance-based fees	—	—	—	—	—	—	—	—
	160.9	135.9	25.0	18.4	471.1	369.4	101.7	27.5
Private Client:
Base fees	155.4	145.1	10.3	7.1	482.2	414.3	67.9	16.4
Performance-based fees	0.7	0.2	0.5	386.9	0.8	0.9	(0.1)	(12.6)
	156.1	145.3	10.8	7.5	483.0	415.2	67.8	16.3
Total:
Base fees	497.6	483.9	13.7	2.8	1,517.0	1,363.8	153.2	11.2
Performance-based fees	5.7	0.2	5.5	3,495.7	11.3	13.4	(2.1)	(15.2)
	503.3	484.1	19.2	4.0	1,528.3	1,377.2	151.1	11.0

Bernstein research services	95.8	109.3	(13.5)	(12.4)	323.7	325.8	(2.1)	(0.6)
Distribution revenues	85.4	73.8	11.6	15.7	249.2	196.4	52.8	26.9
Dividend and interest income	5.0	5.0	—	1.5	13.9	19.4	(5.5)	(28.3)
Investment gains (losses)	41.4	106.7	(65.3)	(61.2)	(23.2)	130.7	(153.9)	n/m
Other revenues	27.5	27.9	(0.4)	(1.7)	81.8	79.4	2.4	2.9
Total revenues	758.4	806.8	(48.4)	(6.0)	2,173.7	2,128.9	44.8	2.1
Less: interest expense	0.8	0.8	—	3.2	2.7	3.9	(1.2)	(30.5)
Net revenues	$757.6	$806.0	$(48.4)	(6.0)	$2,171.0	$2,125.0	$46.0	2.2

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

We sometimes charge our clients performance-based fees. In these situations, we charge a base advisory fee and are eligible to earn an additional performance-based fee or incentive allocation that is calculated as either a percentage of absolute investment results or a percentage of investment results in excess of a stated benchmark over a specified period of time. Some performance-based fees include a high-watermark provision, which generally provides that if a client account underperforms relative to its performance target (whether absolute or relative to a specified benchmark), it must gain back such underperformance before we can collect future performance-based fees. Therefore, if we fail to achieve our performance target for a particular period, we will not earn a performance-based fee for that period and, for accounts with a high-watermark provision, our ability to earn future performance-based fees will be impaired. We are eligible to earn performance-based fees on approximately 12% of the assets we manage for institutional clients and approximately 3% of the assets we manage for private clients (in total, approximately 7% of our company-wide AUM). If the percentage of our AUM subject to performance-based fees grows, seasonality and volatility of revenue and earnings are likely to become more significant. Approximately 77% of our hedge fund AUM is subject to high-watermarks and we ended the third quarter of 2010 with approximately 86% of this AUM below high-watermarks by 10% or more. Accordingly, it is very unlikely we will earn performance-based fees in most of our hedge funds in 2010.

For the three months ended September 30, 2010, our investment advisory and services fees increased by $19.2 million, or 4.0%, from the third quarter of 2009, due to an increase in base fees of $13.7 million and an increase in performance-based fees of $5.5 million. During the third quarter of 2010, we liquidated our Term Asset-Backed Securities Loan Facility ("TALF") fund and recognized a $5.6 million performance-based fee. For the nine months ended September 30, 2010, our investment advisory and services fees increased by $151.1 million, or 11.0%, from the nine months ended September 30, 2009, due to an increase in base fees of $153.2 million offset by a decrease in performance-based fees of $2.1 million.

Institutional investment advisory and services base fees for the three months ended September 30, 2010 decreased by $21.6 million, or 10.7%, from the three months ended September 30, 2009, primarily due to a negative shift in product mix from Equities toward Fixed Income products and a decrease in average assets under management of 5.0%. Average AUM for Equity services declined 17.2% while average AUM for Fixed Income services increased 13.6%. Institutional investment advisory and services base fees for the nine months ended September 30, 2010 decreased by $16.4 million, or 2.8%, from the nine months ended September 30, 2009, primarily due to negative shift in product mix from Equities to Fixed Income products. Average AUM for Equity services decreased 5.0% while average AUM for Fixed Income and Other services increased 12.8% and 2.4%, respectively.

Retail investment advisory and services fees for the three months ended September 30, 2010 increased by $25.0 million, or 18.4%, from the three months ended September 30, 2009, primarily due to a 9.6% increase in average assets under management and the impact of significant net sales of long-term non-U.S. global fixed income mutual funds which have higher relative fees as compared to long-term U.S. mutual funds. Retail investment advisory and services fees for the nine months ended September 30, 2010 increased by $101.7 million, or 27.5%, from the nine months ended September 30, 2009, primarily due to a 19.8% increase in average assets under management and the impact of significant net sales of long-term non-U.S. global fixed income mutual funds which have higher relative fees as compared to long-term U.S. mutual funds.

Private Client investment advisory and services fees for the three months ended September 30, 2010 increased by $10.8 million, or 7.5%, from the three months ended September 30, 2009, primarily as a result of higher base fees reflecting an increase in average billable AUM of 6.5% across services and the impact of higher fees earned from Fixed Income products due to account rebalancing from cash. Private Client investment advisory and services fees for the nine months ended September 30, 2010 increased by $67.8 million, or 16.3%, from the nine months ended September 30, 2009, primarily as a result of higher base fees reflecting an increase in average billable AUM of 12.5% across services and the impact of higher fees earned from Fixed Income products due to account rebalancing from cash.

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

Index

Revenues from Bernstein Research Services for the three months and nine months ended September 30, 2010 decreased $13.5 million, or 12.4%, and $2.1 million, or 0.6%, respectively, from the corresponding periods in 2009. The decrease in the third quarter was driven by lower equity market transaction volumes in both the U.S. and Europe. U.S. Equity composite volumes in the third quarter of 2010 declined 19.0% compared to the third quarter of 2009.

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

Distribution revenues for the three months and nine months ended September 30, 2010 increased 15.7% and 26.9%, respectively, which is essentially in line with the 18.4% and 27.5% increase in Retail investment advisory and services fees for the same respective periods.  See the discussion above regarding the correlation of the increase in Retail investment advisory and service fees to the increase in Retail average AUM.

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

Dividend and Interest Income and Interest Expense

Dividend and interest income consists primarily of investment income and interest earned on customer margin balances and U.S. Treasury Bills. Interest expense principally reflects interest accrued on cash balances in customers’ brokerage accounts. Dividend and interest income, net of interest expense, for the three months ended September 30, 2010 was flat when compared to the corresponding period in 2009. Dividend and interest income, net of interest expense, for the nine months ended September 30, 2010 decreased $4.3 million from the corresponding period in 2009. The decrease was due primarily to lower interest earned on U.S. Treasury Bill balances and other investments, reflecting lower interest rates and lower average balances.

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

Investment gains (losses) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in millions)
Deferred compensation-related investments
Realized gains (losses)	$(1.5)	$(9.4)	$(14.2)	$(57.1)
Unrealized gains (losses)	37.5	80.3	24.6	162.8
Consolidated private equity fund investments
Realized gains (losses)	1.2	13.4	0.5	16.2
Unrealized gains (losses)	1.1	16.8	(27.3)	8.5
Seed capital and other investments
Realized gains (losses)	(5.5)	(1.3)	(14.3)	(7.3)
Unrealized gains (losses)	8.6	6.9	7.5	7.6
	$41.4	$106.7	$(23.2)	$130.7

Index

Realized gains or losses on deferred compensation-related investments typically occur in December of each year, as well as the first quarter, as award tranches vest and related investments are sold to provide cash for payments to employees. The realized losses occurred primarily during the first quarters of 2010 and 2009. The 2010 realized losses primarily relate to the liquidation of hedge fund investments, while the 2009 losses relate 57% to mutual fund sales and the remainder to hedge funds. The unrealized gains on deferred compensation-related investments during 2010 and 2009 reflect the favorable financial markets during those periods.

Our consolidated private equity fund for the nine months ended September 30, 2010, incurred higher mark-to-market losses relating to publicly-traded securities held by the fund. Also, the prior year reflects gains on the sale of securities.

Other Revenues, Net

Other revenues consist of fees earned for transfer agency services provided to company-sponsored mutual funds, fees earned for administration and recordkeeping services provided to company-sponsored mutual funds, the general accounts of AXA and its subsidiaries, and other miscellaneous revenues. Other revenues for the three months ended September 30, 2010 decreased $0.4 million. During the nine months ended September 30, 2010, other revenues increased $2.4 million from the corresponding period in 2009, due primarily to higher shareholder servicing fees.

Expenses

The following table summarizes the components of expenses:

	Three Months Ended				Nine Months Ended
	9/30/10	9/30/09	$ Change	% Change	9/30/10	9/30/09	$ Change	% Change
	(in millions)
Employee compensation and benefits	$343.5	$335.9	$7.6	2.3%	$976.1	$974.7	$1.4	0.1%
Promotion and servicing:
Distribution-related payments	72.5	61.8	10.7	17.2	210.3	164.8	45.5	27.6
Amortization of deferred sales commissions	11.8	13.4	(1.6)	(11.8)	36.0	42.1	(6.1)	(14.4)
Other	46.4	42.6	3.8	8.9	139.1	130.8	8.3	6.3
	130.7	117.8	12.9	10.9	385.4	337.7	47.7	14.1
General and administrative:
General and administrative	130.4	122.9	7.5	6.1	385.3	398.0	(12.7)	(3.2)
Real estate charges	89.6	—	89.6	n/m	101.6	5.7	95.9	1,673.4
	220.0	122.9	97.1	79.0	486.9	403.7	83.2	20.6
Interest	0.5	0.5	—	(4.5)	1.4	2.1	(0.7)	(31.7)
Amortization of intangible assets	5.4	5.4	—	(1.4)	16.1	16.2	(0.1)	(0.3)
Total	$700.1	$582.5	$117.6	20.2	$1,865.9	$1,734.4	$131.5	7.6

Employee Compensation and Benefits

We had 4,264 full-time employees at September 30, 2010 compared to 4,544 at September 30, 2009. Employee compensation and benefits consist of salaries (including severance), annual cash incentive awards, annual expense associated with the accrual of unvested deferred incentive compensation awards (net of forfeitures), commissions, fringe benefits and other employment costs (including recruitment, training, temporary help and meals).

Compensation expense as a percentage of net revenues was 45.3% and 41.7% for the three months ended September 30, 2010 and 2009, respectively. For the nine months ended September 30, 2010 and 2009, compensation expense as a percentage of net revenues was 45.0% and 45.9%, respectively. Compensation expense is determined on a discretionary basis taking into account our expected revenues and profitability. Management has also determined, based on expected revenues for the year, that adjusted employee compensation expense should range between 45% and 50% of our adjusted revenues, as defined below. This compensation range was established because management believes it provides sufficient compensation to allow us to competitively attract, develop and retain high-quality talent. This range is reviewed periodically by management and the Compensation Committee of the Board. Adjusted compensation expense for the compensation ratio is total compensation less recruitment, training, temporary help and meals costs, and adjusted revenues for the compensation ratio is total net revenues less distribution revenues. Our ratio of adjusted compensation expense as a percentage of adjusted revenues was 49.8% and 45.0% for the three months ended September 30, 2010 and 2009, respectively, and 49.4% and 49.7% for the nine months ended September 30, 2010 and 2009, respectively. The increase in the compensation ratio in the third quarter of 2010 compared to the comparable period of 2009 is due to the decline in adjusted revenues of 8.2% versus an increase of 1.6% in adjusted compensation expense. The slight decrease in the compensation ratio over the comparable nine-month periods reflects a decrease in adjusted revenues of 0.4% as compared to a 0.9% decrease in adjusted compensation expenses.

Index

Base compensation, fringe benefits and other employment costs for the three months ended September 30, 2010 increased $3.0 million, or 2.2%, from the corresponding period in 2009, primarily from higher payroll taxes and employee relocation costs offset by lower salaries. Incentive compensation for the three months increased $5.0 million, or 3.5%, primarily due to higher cash compensation accruals, offset by lower deferred compensation expense. Commission expense for the three months decreased by $0.4 million, or 0.8%, due to lower sales across all of our distribution channels. Base compensation, fringe benefits and other employment costs for the nine months ended September 30, 2010 decreased $11.4 million, or 2.6%, from the corresponding period in 2009, primarily due to lower severance and salaries offset by higher recruitment costs. Incentive compensation for the nine months increased $11.3 million, or 3.0%, primarily due to higher cash compensation accruals, offset by lower deferred compensation expense. Commission expense for the nine months increased $1.5 million, or 0.9%, primarily due to higher retail sales volume.

Starting in 2009, all deferred compensation awards to eligible employees, which typically vest ratably over four years, have been made in the form of restricted Holding Units. Prior to 2009, employees receiving deferred compensation awards had the option to allocate a portion of their awards to notional investments in company-sponsored investment products (primarily mutual funds). Increases in the value of the notional investments in company-sponsored investment products increase the company’s compensation liability to employees, while decreases in the value of the investments decrease the company’s liability. The company generally purchased an amount of these investments equivalent to the notional investments and held them in a consolidated rabbi trust to economically hedge its exposure to valuation changes on its future obligations. Mark-to-market gains or losses on these investments are recognized in investment gains and losses as they occur. However, the impact of cumulative mark-to-market gains or losses is recognized as increases or decreases in compensation expense ratably over the remaining vesting period. As a result, there is not a direct correlation between current period deferred compensation-related investment gains or losses recognized in revenues and the amortization of cumulative mark-to-market investment gains or losses recognized in compensation expense. Although there can be significant volatility from period to period as the value of these investments changes, if a participant remains employed by the company over the entire vesting period of the award, mark-to-market investment gains or losses recognized in revenues will, over that vesting period, equal mark-to-market investment gains or losses recognized in compensation expense.

The investment gains and losses on deferred compensation-related investments recognized in net revenues as compared to the amortization of deferred compensation awards notionally invested in company-sponsored investment products are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in millions)

Investment gains (losses)	$36.0	$70.9	$10.4	$105.7

Amortization of awards notionally invested in company-sponsored investment products:
Original award	27.1	40.5	89.9	123.5
Prior periods mark-to-market	(5.1)	(11.1)	(11.4)	(43.8)
Current period mark-to-market	19.3	27.8	6.8	40.1
Total	41.3	57.2	85.3	119.8
Net operating income impact	$(5.3)	$13.7	$(74.9)	$(14.1)

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

Index

Promotion and servicing expenses for the three months ended September 30, 2010 increased $12.9 million, or 10.9%. The increase primarily reflects higher distribution-related payments of $10.7 million, an increase of 17.2%, generally in line with the 15.7% increase in distribution revenues. In addition, travel and entertainment increased $3.0 million, while amortization of deferred sales commissions decreased $1.6 million as a result of a decrease in the deferred sales commission asset. Our deferred sales commission asset will continue to decline because, effective January 31, 2009, back-end load shares are no longer offered by our U.S.-registered investment companies to new investors. Promotion and servicing expenses for the nine months ended September 30, 2010 increased $47.7 million, or 14.1%. The increase primarily reflects higher distribution-related payments of $45.5 million, an increase of 27.6%, which is generally in line with the 26.9% increase in distribution revenues. In addition, travel and entertainment increased $7.3 million, which was offset by a decrease in amortization of deferred sales commissions of $6.1 million.

General and Administrative

General and administrative expenses include technology, professional fees, occupancy, communications and similar expenses. General and administrative expenses as a percentage of net revenues were 29.0% (17.2% excluding the real estate charge) and 15.2% for the three months ended September 30, 2010 and 2009, respectively. For the nine months ended September 30, 2010 and 2009, general and administrative expenses as a percentage of net revenues were 22.4% (17.7% excluding the real estate charges) and 19.0% (18.7% excluding the real estate charge), respectively. General and administrative expenses for the three months and nine months ended September 30, 2010 increased $97.1 million, or 79.0%, and $83.2 million, or 20.6%, respectively, from the corresponding periods in 2009. The increase for the three months ended was primarily due to a real estate charge of $89.6 million and lower foreign exchange gains of $7.9 million. The increase for the nine months ended was primarily due to an increase of $95.9 million in real estate charges.

Interest on Borrowings

Interest on our borrowings for the three months and nine months ended September 30, 2010 was flat and decreased $0.7 million, respectively, from the corresponding periods in 2009, primarily as a result of lower average balances and interest rates.

Non-Operating Income

Non-operating income consists of contingent purchase price payments earned from the disposition in 2005 of our cash management services. Non-operating income for the three months and nine months ended September 30, 2010 decreased $16.8 million and $22.3 million, respectively, compared to the corresponding periods in 2009 due to lower contingent payments resulting from the cessation of payments during the second quarter of 2010 as per our agreement with Federated Inc.

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

Income tax expense for the three months and nine months ended September 30, 2010 decreased $10.7 million, or 78.1%, and $2.9 million, or 9.1%, respectively, from the corresponding periods in 2009. The decrease for the three months is due to  lower pre-tax earnings. The decrease for the nine months ended September 30, 2010 is primarily the result of lower pre-tax earnings, partially offset by a higher effective tax rate due to a higher proportion of pre-tax earnings from our foreign subsidiaries where tax rates are generally higher. See Note 11 to AllianceBernstein’s condensed consolidated financial statements contained in Item 1.

Net Loss (Income) of Consolidated Entities Attributable to Non-Controlling Interests

Net loss (income) of consolidated entities attributable to non-controlling interests consists of limited partner interests owned by other investors representing 90% of the total limited partner interests in our consolidated venture capital fund and the 50% interest owned by AXA and its subsidiaries in our consolidated joint venture in Australia. Net income of consolidated entities attributable to non-controlling interests for the three months ended September 30, 2010 decreased $24.3 million from the corresponding period in 2009. The decrease was primarily due to lower gains on investments owned by our consolidated venture capital fund recognized in investment gains (losses) of $27.9 million for the three months ended September 30, 2010 contributing to lower net income of the consolidated venture capital fund attributable to non-controlling interests of $25.0 million. For the nine months ended September 30, 2010, we had a net loss of consolidated entities attributable to non-controlling interests of $23.2 million as compared to net income of $23.1 million in the comparable 2009 period. The venture capital fund experienced net losses of $26.8 million in 2010 as compared to gains of $24.7 million in 2009, which was the primary driver of a net loss of the consolidated venture capital fund attributable to non-controlling interests of $26.0 million for the nine months ended September 30, 2010 as compared to a corresponding net gain of $21.0 million in the comparable 2009 period.

Index

CAPITAL RESOURCES AND LIQUIDITY

During the first nine months of 2010, net cash provided by operating activities was $692.1 million, compared with $575.0 million during the corresponding 2009 period. The increase was primarily due to lower unrealized deferred compensation-related investments gains of $138.2 million and higher non-cash real estate sub-lease charges of $99.3 million offsetting lower net income of $104.9 million.

During the nine months ended September 30, 2010, net cash used in investing activities was $8.3 million, compared to $49.6 million during the corresponding 2009 period. The decrease reflects net proceeds from sales of investments of $2.2 million during 2010 as compared to net purchases of investments of $6.1 million during 2009. Our net additions to furniture, equipment and leasehold improvements also decreased $33.0 million in the first nine months of 2010 as compared to the corresponding 2009 period as a result of lower infrastructure needs due to workforce reductions.

During the nine months ended September 30, 2010, net cash used in financing activities was $686.4 million, compared to $542.5 million during the corresponding 2009 period. The increase reflects higher distributions to the general partner and unitholders of $182.0 million as a result of higher earnings (distributions on earnings are paid one quarter in arrears) and higher purchases of Holding Units to fund deferred compensation plans of $137.2 million, offset by lower repayment of commercial paper (net of issuances) of $108.5 million and an increase of $59.2 million in overdrafts payable. We intend to purchase additional Holding Units during the fourth quarter of 2010 and in future periods.

Debt and Credit Facilities

Total credit available, debt outstanding and weighted average interest rates were as follows:

	September 30, 2010			December 31, 2009
	Credit Available	Debt Outstanding	Interest Rate	Credit Available	Debt Outstanding	Interest Rate
	(in millions)

Revolving credit facility	$901.0	$—	—%	$751.0	$—	—%
Commercial paper (1)	99.0	99.0	0.3	249.0	249.0	0.2
Total revolving credit facility - AllianceBernstein	1,000.0	99.0	0.3	1,000.0	249.0	0.2
Revolving credit facility –SCB LLC	950.0	10.0	0.4	950.0	—	—
Total	$1,950.0	$109.0	0.3	$1,950.0	$249.0	0.2
_____________________
(1)	Commercial paper is short-term in nature and, as such, recorded value is estimated to approximate fair value.

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

Index

We are currently negotiating a new revolving credit facility with a group of commercial banks to replace the facilities that will expire in 2011.

SCB LLC has several separate uncommitted credit facilities with various banks.  SCB LLC also has two uncommitted lines of credit with a commercial bank, one for $75 million secured by pledges of U.S. Treasury Bills and a second for $50 million secured by pledges of equity securities.

On July 23, 2010, a subsidiary of AllianceBernstein arranged for a non-recourse credit line from AXA Equitable Life Insurance Company (“AXA Equitable”) in an amount equal to $100 million. The credit line, which matures on November 30, 2010, will be available to purchase real estate investments with the expectation that they will be transferred to a new real estate opportunity fund being established by AllianceBernstein. As of September 30, 2010, no borrowings have been made against this credit line.

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

Goodwill

We test goodwill annually, as of September 30, for impairment. The carrying value of goodwill is also reviewed if facts and circumstances, such as significant declines in assets under management, revenues, earnings or our Holding Unit price, occur, suggesting possible impairment. As of September 30, 2010, the impairment test indicated that goodwill was not impaired.

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

Index

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

Index

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

•
Our anticipation that the proposed 12b-1 fee-related rule changes will not have a material effect on us: The impact of this rule change is dependent upon the final rules adopted by the SEC, any phase-in or grandfathering period, and any other changes made with respect to share class distribution arrangements.

•
Our intention to continue to engage in open market purchases of Holding Units, from time to time, to help fund anticipated obligations under our incentive compensation award program:  The number of Holding Units needed in future periods to make incentive compensation awards is dependent upon various factors, some of which are beyond our control, including the fluctuation in the price of a Holding Unit (NYSE: AB).

•
Our determination that, based on expected revenues for the year, adjusted employee compensation expense should range between 45% and 50% of our adjusted revenues:  The revenues we generate during 2010 are dependent upon the performance of the capital markets, our investment performance for our clients, general economic and regulatory conditions, and other factors that may be beyond our control.  Aggregate employee compensation reflects employee performance and competitive compensation levels.  Fluctuations in our revenues and/or changes in competitive compensation levels could result in employee compensation expense being outside of this range.

•
The degree to which the $90 million real estate charge will reduce occupancy costs on existing real estate in 2011 and subsequent years:  The charge we recorded this quarter and our estimates of reduced occupancy costs in future years are based on our current assumptions of when we can sub-lease our space and current market rental rates, both of which are factors largely beyond our control.  If our assumptions prove to be incorrect, we may be forced to take an additional charge and/or our estimated occupancy cost reductions may be less than we currently anticipate.

Index

OTHER INFORMATION

With respect to the unaudited condensed consolidated interim financial information of AllianceBernstein for the three months and nine months ended September 30, 2010, included in this quarterly report on Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information.  However, their separate report dated October 27, 2010 appearing herein states that they did not audit and they do not express an opinion on the unaudited condensed consolidated interim financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended (“Securities Act”) for their report on the unaudited condensed consolidated interim financial information because that report is not a “report” or a “part” of registration statements prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Securities Act.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to AllianceBernstein’s market risk for the quarterly period ended September 30, 2010.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the third quarter of 2010 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Index

Item 5.	Other Information

Approximately 2.7 million Holding Units previously awarded as employee deferred incentive compensation are scheduled to vest on December 1, 2010 and be distributed to employees approximately nine days later.  We estimate that approximately 40% of these Holding Units will be withheld from the distribution to fulfill employee tax obligations, resulting in a net distribution of approximately 1.6 million Holding Units.  It is possible that a substantial number of employees who receive these Holding Units will attempt to sell them promptly after receipt, which could have a significant effect on the daily trading volume and price of a Holding Unit (NYSE: AB).  We can predict neither the portion of these Holding Units that will be sold nor the impact of any such sales on the trading volume or price of a Holding Unit.

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

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 27, 2010	AllianceBernstein l.p.

	By:	/s/ John B. Howard
John B. Howard
Chief Financial Officer