Form 10-Q
period 2011-03-31
ALLIANCEBERNSTEIN L.P.
filed 2011-05-02
CIK 1109448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

The number of units of limited partnership interest outstanding as of March 31, 2011 was 277,952,865.

ALLIANCEBERNSTEIN  L.P.

Index

Part I

FINANCIAL INFORMATION
Item 1. Financial Statements

ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition
(in thousands, except unit amounts)

	March 31, 2011	December 31, 2010
	(unaudited)

ASSETS
Cash and cash equivalents	$412,562	$650,191
Cash and securities segregated, at fair value (cost: $1,328,520 and $1,109,785)	1,328,701	1,109,891
Receivables, net:
Brokers and dealers	286,266	299,314
Brokerage clients	705,577	747,049
Fees	336,061	343,473
Investments:
Deferred compensation-related	267,593	298,705
Other	619,766	457,850
Furniture, equipment and leasehold improvements, net	289,530	300,442
Goodwill	2,939,170	2,939,170
Intangible assets, net	200,342	205,862
Deferred sales commissions, net	71,304	76,156
Other assets	164,157	151,284
Total assets	$7,621,029	$7,579,387

LIABILITIES AND CAPITAL
Liabilities:
Payables:
Brokers and dealers	$169,439	$221,370
Securities sold not yet purchased	97,638	50,539
Brokerage clients	1,771,342	1,750,737
AllianceBernstein mutual funds	98,247	77,179
Accounts payable and accrued expenses	427,364	422,860
Accrued compensation and benefits	331,566	338,560
Debt	265,998	224,991
Total liabilities	3,161,594	3,086,236

Commitments and contingencies (See Note 8)

Capital:
General Partner	48,996	48,964
Limited partners: 277,952,865 and 278,115,232 units issued and outstanding	4,905,353	4,902,854
Capital contributions receivable from General Partner	(15,285)	(15,973)
Holding Units held for deferred compensation plans	(545,140)	(535,410)
Accumulated other comprehensive income (loss)	(18,026)	(31,801)
Partners’ capital attributable to AllianceBernstein Unitholders	4,375,898	4,368,634
Non-controlling interests in consolidated entities	83,537	124,517
Total capital	4,459,435	4,493,151
Total liabilities and capital	$7,621,029	$7,579,387

See Accompanying Notes to Condensed Consolidated Financial Statements

Index

ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Income
 (in thousands, except per unit amounts)
(unaudited)

	Three Months Ended March 31,
	2011	2010

Revenues:
Investment advisory and services fees	$514,992	$512,252
Bernstein research services	119,624	110,752
Distribution revenues	88,827	80,349
Dividend and interest income	5,092	3,911
Investment gains (losses)	976	(8,020)
Other revenues	26,855	26,562
Total revenues	756,366	725,806
Less: Interest expense	976	720
Net revenues	755,390	725,086

Expenses:
Employee compensation and benefits	339,501	319,425
Promotion and servicing:
Distribution-related payments	74,756	66,750
Amortization of deferred sales commissions	10,326	12,121
Other	53,342	42,828
General and administrative:
General and administrative	132,891	126,065
Real estate charges	18	11,983
Interest on borrowings	686	555
Amortization of intangible assets	5,435	5,377
Total expenses	616,955	585,104

Operating income	138,435	139,982

Non-operating income	—	4,515

Income before income taxes	138,435	144,497

Income taxes	10,009	13,004

Net income	128,426	131,493

Net loss of consolidated entities attributable to non-controlling interests	8,046	16,773

Net income attributable to AllianceBernstein Unitholders	$136,472	$148,266

Net income per AllianceBernstein Unit:
Basic	$0.49	$0.53
Diluted	$0.48	$0.53

See Accompanying Notes to Condensed Consolidated Financial Statements

Index

ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2011	2010

Cash flows from operating activities:
Net income	$128,426	$131,493
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Amortization of deferred sales commissions	10,326	12,121
Amortization of non-cash deferred compensation	42,757	25,765
Depreciation and other amortization	20,592	21,060
Unrealized (gains) on deferred compensation-related investments	(13,012)	(23,887)
Unrealized loss on consolidated venture capital fund	6,997	20,598
Real estate asset write-off charges	—	5,196
Other, net	1,084	127
Changes in assets and liabilities:
(Increase) in segregated cash and securities	(218,810)	(19,510)
Decrease (increase) in receivables	75,768	(162,196)
(Increase) in investments	(126,647)	(606)
(Increase) in deferred sales commissions	(5,474)	(8,963)
(Increase) in other assets	(12,967)	(23,905)
Increase in payables	23,033	181,370
Increase in accounts payable and accrued expenses	8,311	34,031
(Decrease) increase in accrued compensation and benefits	(7,689)	25,399
Net cash (used in) provided by operating activities	(67,305)	218,093
Cash flows from investing activities:
Purchases of investments	(13)	(63)
Proceeds from sales of investments	2,322	31
Additions to furniture, equipment and leasehold improvements, net	(3,690)	(469)
Purchase of Australian joint venture	(21,384)	—
Net cash used in investing activities	(22,765)	(501)
Cash flows from financing activities:
Issuance (repayment) of commercial paper, net	40,820	(43,090)
(Decrease) increase in overdrafts payable	(4,642)	24,025
Distributions to General Partner and unitholders	(136,718)	(194,343)
Distributions to non-controlling interests in consolidated entities	(550)	(1,565)
Capital contributions from General Partner	926	897
Additional investment by Holding with proceeds from exercise of compensatory options to buy Holding Units	449	5,251
Purchases of Holding Units to fund deferred compensation plan awards, net	(49,823)	(23,754)
Purchases of AllianceBernstein Units	(4,273)	—
Other	(19)	(16)
Net cash used in financing activities	(153,830)	(232,595)
Effect of exchange rate changes on cash and cash equivalents	6,271	(14,720)
Net (decrease) in cash and cash equivalents	(237,629)	(29,723)
Cash and cash equivalents as of beginning of the period	650,191	614,216
Cash and cash equivalents as of end of the period	$412,562	$584,493

See Accompanying Notes to Condensed Consolidated Financial Statements

Index

ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2011
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

These statements should be read in conjunction with AllianceBernstein’s audited consolidated financial statements included in AllianceBernstein’s Form 10-K for the year ended December 31, 2010.

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

•
Bernstein Research Services – servicing institutional investors seeking high-quality research, portfolio analysis and brokerage-related services, and issuers of publicly-traded securities seeking equity capital markets services.

We also provide distribution, shareholder servicing and administrative services to the mutual funds we sponsor.

Our high-quality, in-depth research is the foundation of our business.  Our research disciplines include fundamental research, quantitative research, economic research and currency forecasting.  In addition, we have created several specialized research initiatives, including research examining global strategic changes that can affect multiple industries and geographies.

        We provide a broad range of investment services with expertise in:

•	Value equities, generally targeting stocks that are out of favor and considered undervalued;

•	Growth equities, generally targeting stocks with under-appreciated growth potential;

•	Fixed income securities, including taxable and tax-exempt securities;

•	Blend strategies, combining style-pure investment components with systematic rebalancing;

•	Passive management, including index and enhanced index strategies;

•	Alternative investments, including hedge funds, fund of funds, currency management strategies and private capital (e.g., direct real estate investing); and

•
Asset allocation services, by which we offer strategies specifically-tailored for our clients (e.g., customized target-date fund retirement services for defined contribution plan sponsors and our Dynamic Asset Allocation service, which is designed to mitigate the effects of extreme market volatility on a portfolio in order to deliver more consistent returns).

We provide these services using various investment disciplines, including market capitalization (e.g., large-, mid- and small-cap equities), term (e.g., long-, intermediate- and short-duration debt securities), and geographic location (e.g., U.S., international, global and emerging markets), as well as local and regional disciplines in major markets around the world.

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

In 2008, we created an initiative called AllianceBernstein Defined Contribution Investments (“ABDC”) focused on expanding our capabilities in the defined contribution market. ABDC seeks to provide the most effective defined contribution investment solutions in the industry, as measured by product features, reliability, cost and flexibility, to meet specialized client needs by integrating research and investment design, product strategy, strategic partnerships (e.g., record-keeper partnerships and operations collaboration), and client implementation and service. In November 2010, we introduced Secure Retirement Strategies (“SRS”), a multi-manager target-date solution. SRS provides guaranteed lifetime retirement income backed by multiple insurers to participants of large defined contribution plans.

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

As of March 31, 2011, AXA, a société anonyme organized under the laws of France and the holding company for an international group of insurance and related financial services companies, through certain of its subsidiaries (“AXA and its subsidiaries”) owned approximately 1.4% of the issued and outstanding units representing assignments of beneficial ownership of limited partnership interests in Holding (“Holding Units”).

As of March 31, 2011, the ownership structure of AllianceBernstein, expressed as a percentage of general and limited partnership interests, was as follows:

AXA and its subsidiaries	60.9%
Holding	37.4
Unaffiliated holders	1.7
100.0%

AllianceBernstein Corporation (an indirect wholly-owned subsidiary of AXA, “General Partner”) is the general partner of both Holding and AllianceBernstein. AllianceBernstein Corporation owns 100,000 general partnership units in Holding and a 1% general partnership interest in AllianceBernstein. Including both the general partnership and limited partnership interests in Holding and AllianceBernstein, AXA and its subsidiaries had an approximate 62.0% economic interest in AllianceBernstein as of March 31, 2011.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The interim condensed consolidated financial statements of AllianceBernstein included herein have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the interim results, have been made. The preparation of the condensed consolidated financial statements requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the interim reporting periods. Actual results could differ from those estimates. The December 31, 2010 condensed consolidated statement of financial condition was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Principles of Consolidation

The condensed consolidated financial statements include AllianceBernstein and its majority-owned and/or controlled subsidiaries. All significant inter-company transactions and balances among the consolidated entities have been eliminated.

Index

Reclassifications

The following prior period amounts have been reclassified to conform to the current year’s presentation: (i) certain distribution services expenses, previously included in other promotion and servicing expenses in the condensed consolidated statements of income, have been reclassified to distribution-related payments and (ii) real estate asset write-off charges, previously included in other adjustments to reconcile net income to net cash provided by operating activities in the condensed consolidated statement of cash flow, is currently shown separately.

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

On May 2, 2011, the General Partner declared a distribution of $134.8 million, or $0.48 per AllianceBernstein Unit, representing a distribution of Available Cash Flow for the three months ended March 31, 2011. The General Partner, as a result of its 1% general partnership interest, is entitled to receive 1% of each distribution. The distribution is payable on May 26, 2011 to holders of record on May 13, 2011.

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

As of March 31, 2011, goodwill of $2.9 billion on the condensed consolidated statement of financial condition is composed of $2.8 billion as a result of the Bernstein Transaction and $139 million in regard to various smaller acquisitions.

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

Intangible Assets, Net

Intangible assets consist primarily of costs assigned to acquired investment management contracts of SCB Inc. based on their estimated fair value at the time of acquisition, less accumulated amortization. Intangible assets are recognized at fair value and are amortized on a straight-line basis over their estimated useful life of approximately 20 years. The gross carrying amount and accumulated amortization of intangible assets subject to amortization totaled $419.0 million and $218.7 million, respectively, as of March 31, 2011 and $419.2 million and $213.3 million, respectively, as of December 31, 2010. Amortization expense was $5.4 million for the three months ended March 31, 2011 and 2010 and estimated annual amortization expense for each of the next five years is approximately $22 million.

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

Index

Revenue Recognition

Investment advisory and services fees, generally calculated as a percentage of assets under management (“AUM”), are recorded as revenue as the related services are performed. Certain investment advisory contracts, including those associated with hedge funds or other alternative investments, provide for a performance-based fee, in addition to or in lieu of a base fee, which is calculated as either a percentage of absolute investment results or a percentage of investment results in excess of a stated benchmark over a specified period of time. Performance-based fees are recorded as a component of revenue at the end of each contract’s measurement period.

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

Deferred Compensation Plans

We maintain several unfunded, non-qualified deferred compensation plans under which annual awards to employees are generally made in the fourth quarter. For awards made before 2009, participants were permitted to allocate their awards: (i) among notional investments in Holding Units, certain of the investment services we provide to our clients, and a money market fund, (ii) restricted Holding Units or (iii) under certain circumstances, in options to buy Holding Units. Awards in 2010 and 2009 consisted of restricted Holding Units and, under limited circumstances, deferred cash. We typically make investments in our services that are notionally elected by the participants and maintain them in a consolidated rabbi trust or separate custodial account. Awards generally vest over four years but can vest more quickly depending on the terms of the individual award, the age of the participant, or the terms of participant’s employment, separation or retirement agreement. Upon vesting, awards are distributed to participants unless they have made a voluntary long-term election to defer receipt. Quarterly cash distributions on unvested Holding Units or restricted Holding Units for which a long-term deferral election has not been made are paid currently to participants. For awards made prior to December 2009, quarterly cash distributions on notional investments in Holding Units and income credited on notional investments in our investment services or the money market fund for which a long-term deferral election has been made are reinvested and distributed as elected by participants. For awards made in December 2010 and 2009, quarterly cash distributions on vested and unvested restricted Holding Units for which a long-term deferral election has been made are paid currently to participants.

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

We engage in open-market purchases of Holding Units to help fund anticipated obligations under our incentive compensation award program and purchase Holding Units from employees to allow them to fulfill statutory tax withholding requirements on distribution of long-term incentive compensation awards. During the first quarter of 2011, we purchased approximately 2.2 million Holding Units for $49.8 million, reflecting open-market purchases of 2.1 million Holding Units for $47.7 million and the remainder primarily relating to employee tax withholding purchases. We intend to continue to engage in open-market purchases of Holding Units, from time to time, to help fund anticipated obligations under our incentive compensation award program.

We granted approximately 100,000 restricted Holding Unit awards to employees during the first quarter of 2011. To fund these awards, we allocated previously repurchased Holding Units that had been held in the consolidated rabbi trust. There were approximately 2.7 million unallocated Holding Units remaining in the consolidated rabbi trust as of March 31, 2011.

New Holding Units are also issued upon exercise of options.  Proceeds received by Holding upon exercise of options are used to acquire newly-issued AllianceBernstein Units, increasing Holding’s percentage ownership interest in AllianceBernstein.

On July 26, 2010, the Amended and Restated 1997 Long Term Incentive Plan (“1997 Plan”) expired. Effective as of  July 1, 2010, we established the 2010 Long Term Incentive Plan (“2010 Plan”), which was adopted by Holding Unitholders at a special meeting held on June 30, 2010. The following forms of awards may be granted to employees and independent directors of the General Partner under the 2010 Plan: (i) restricted Holding Units or phantom restricted Holding Units (a “phantom” award is a contractual right to receive Holding Units at a later date or upon a specified event); (ii) options to buy Holding Units; and (iii) other Holding Unit-based awards (including, without limitation, Holding Unit appreciation rights and performance awards). The 2010 Plan will expire on June 30, 2020, and no awards under the 2010 Plan will be made after that date. Under the 2010 Plan, the number of newly-issued Holding Units with respect to which awards may be granted is 30 million. The 2010 Plan also permits us to award an additional 30 million Holding Units if we acquire the Holding Units on the open market or through private purchases.  As of March 31, 2011, we have granted 12.2 million Holding Unit awards, net of forfeitures, under the 2010 Plan. As of March 31, 2011, 27.1 million newly-issued Holding Units and 20.7 million repurchased Holding Units were available for grant.

Variable Interest Entities

In accordance with Accounting Standards Update (“ASU”) 2009-17, Consolidations (Topic 810) – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design, a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance, and whether a company is obligated to absorb losses or receive benefits that could potentially be significant to the entity.  The standard also requires ongoing assessments of whether a company is the primary beneficiary of a variable interest entity (“VIE”).  The provisions of this standard became effective January 1, 2010.  In January 2010, the FASB deferred portions of ASU 2009-17 that relate to asset managers. We determined that all entities for which we are a sponsor and/or investment manager, other than collateralized debt obligations and collateralized loan obligations (collectively “CDOs”), qualify for the scope deferral and will continue to be assessed for consolidation under prior accounting guidance for consolidation of variable interest entities.

As of March 31, 2011, we are the investment manager for seven CDOs that meet the definition of a VIE due primarily to the lack of unilateral decision making authority of the equity holders.  The CDOs are alternative investment vehicles created for the sole purpose of issuing collateralized debt instruments that offer investors the opportunity for returns that vary with the risk level of their investment.  Our management fee structure for these CDOs will typically include a senior management fee, and may also include subordinated and incentive management fees.  We hold no equity interest in any of these CDOs.  For each of the CDOs, we evaluated the management fee structure, the current and expected economic performance of the entities and other provisions included in the governing documents of the CDOs that might restrict or guarantee an expected loss or residual return.  In accordance with ASC 810, we concluded that our investment management contract does not represent a variable interest in five of the seven CDOs.  As such, we are not required to consolidate these entities.

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

In evaluating criteria (2) above, we considered all facts regarding the design, terms and characteristics of the CDOs and concluded that we do not meet the criteria.  Our conclusion was based on the following quantitative and qualitative factors: (a) we have no involvement with the CDOs beyond providing investment management services, (b) we hold no equity or debt interests in the CDOs, (c) we are not a transferor of any of the assets of the CDOs, (d) our expected aggregate fees in future periods are insignificant relative to the expected cash flows of the CDOs, (e) the variability of our expected fees in relation to the expected cash flows of the CDOs is insignificant, (f) our maximum exposure to loss for these CDOs is our investment management fee, which is based upon the fair value of the CDOs’ assets, (g) the CDOs have no recourse against us for any losses sustained in the CDO structure, (h) we have not provided, nor expect to provide, any financial or other support to the CDOs, and (i) there are no liquidity arrangements, guarantees and/or other commitments by third parties that would impact our variable interest in the CDOs.  As such, we do not have a controlling financial interest in either of the two CDOs and we should not consolidate the CDOs into our consolidated financial statements.

The cash, collateral investments (at fair value) and notes payable (at amortized cost) as of March 31, 2011 of these two unconsolidated CDOs are $13.7 million, $344.6 million and $343.5 million, respectively.

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

As of March 31, 2011, we have significant variable interests in certain structured products and hedge funds with approximately $27.1 million in AUM. However, these variable interest entities do not require consolidation because management has determined that we are not the primary beneficiary of the expected losses or expected residual returns of these entities. Our maximum exposure to loss is limited to our aggregate investments of $0.1 million.

Index

Real Estate Charges

During 2010, we performed a comprehensive review of our real estate requirements in New York in connection with our workforce reductions since 2008. As a result, during 2010 we decided to sub-lease over 380,000 square feet in New York (approximately half of which has occurred) and largely consolidate our New York-based employees into two office locations from three. We recorded pre-tax real estate charges of $101.7 million in 2010 that reflected the net present value of the difference between the amount of our on-going contractual operating lease obligations for this space and our estimate of current market rental rates ($76.2 million), as well as the write-off of leasehold improvements, furniture and equipment related to this space ($25.5 million). We periodically review our assumptions and estimates used in recording this charge. During the first quarter of 2011, no adjustments were made to the real estate liability. The following table summarizes the activity in the liability account relating to this charge for the following periods:

	March 31, 2011	December 31, 2010
	(in thousands)

Balance as of January 1,	$89,793	$—
Expense incurred	—	76,177
Deferred rent reclassification	—	22,954
Payments made	(6,575)	(9,814)
Interest accretion	410	476
Balance as of end of period	$83,628	$89,793

3.	Cash and Securities Segregated Under Federal Regulations and Other Requirements

As of March 31, 2011 and December 31, 2010, $1.3 billion and $1.1 billion, respectively, of United States Treasury Bills were segregated in a special reserve bank custody account for the exclusive benefit of brokerage customers of SCB LLC under Rule 15c3-3 of the Securities Exchange Act of 1934, as amended (“Exchange Act”).

AllianceBernstein Investments, Inc. (“AllianceBernstein Investments”), a wholly-owned subsidiary of AllianceBernstein and the distributor of company-sponsored mutual funds, maintains several special bank accounts for the exclusive benefit of customers.  As of March 31, 2011 and December 31, 2010, $39.1 million and $25.3 million, respectively, of cash were segregated in these bank accounts.

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

	Three Months Ended March 31,
	2011	2010
	(in thousands, except per unit amounts)

Net income attributable to AllianceBernstein Unitholders	$136,472	$148,266

Weighted average units outstanding – basic	278,089	274,908
Dilutive effect of compensatory options to buy Holding Units	803	1,828
Weighted average units outstanding – diluted	278,892	276,736
Basic net income per AllianceBernstein Unit	$0.49	$0.53
Diluted net income per AllianceBernstein Unit	$0.48	$0.53

As of March 31, 2011 and 2010, we excluded 4,692,640 and 5,550,726, respectively, out-of-the-money options (i.e., options with an exercise price greater than the weighted average closing price of a unit for the relevant period) from the diluted net income per unit computation due to their anti-dilutive effect.

Index

5.	Investments

Investments consist of:
	March 31, 2011	December 31, 2010
	(in thousands)

Available-for-sale	$14,555	$16,588
Trading:
Deferred compensation-related	223,641	239,787
United States Treasury Bills	34,996	52,975
Seed money	151,864	177,589
Other	134,847	35,259
Investments in limited partnership hedge funds:
Deferred compensation-related	43,952	58,918
Seed money/other	158,954	47,735
Consolidated private equity fund	91,730	101,360
Private equity	24,052	17,803
Other	8,768	8,541
Total investments	$887,359	$756,555

Total investments related to deferred compensation obligations of $267.6 million and $298.7 million as of March 31, 2011 and December 31, 2010, respectively, consist of company-sponsored mutual funds and limited partnership hedge funds. We typically make investments in our services that are notionally elected by deferred compensation plan participants and maintain them in a consolidated rabbi trust or separate custodial account. The rabbi trust and custodial account enable us to hold such investments separate from our other assets for the purpose of settling our obligations to participants. The investments held in the rabbi trust and custodial account remain available to the general creditors of AllianceBernstein.

The underlying investments of the limited partnership hedge funds in which we invest include long and short positions in equity securities, fixed income securities (including various agency and non-agency asset-based securities), currencies, commodities and derivatives (including various swaps and forward contracts). These investments are valued at quoted market prices or, where quoted market prices are not available, are fair valued based on the pricing policies and procedures of the Valuation Committee.

United States Treasury Bills are held by SCB LLC in their investment account, the majority of which are pledged as collateral with clearing organizations.

We provide seed money to our investment teams to develop new products and services for our clients.

6.	Derivative Instruments

We enter into various futures, forwards and swaps to economically hedge our seed money investments.  In addition, we have currency forwards that (i) represent seed money that our investment teams are using to develop new products and services for our clients (which was liquidated during the first quarter of 2011), (ii) economically hedge certain cash accounts, and (iii) economically hedge certain foreign investment advisory fees. We do not hold any derivatives designated in a formal hedge relationship under ASC 815-10, Derivatives and Hedging.

The following tables present the notional value and fair value as of March 31, 2011 and December 31, 2010 for derivative instruments not designated as hedging instruments:

	Notional Value	Asset Derivatives	Liability Derivatives
	(in thousands)
March 31, 2011:
Exchange-traded futures	$36,969	$2	$965
Currency forwards	102,701	552	734
Interest rate swaps	24,800	668	52
Credit default swaps	34,265	182	419
Total return swaps	27,367	53	1,141
Total derivatives	$226,102	$1,457	$3,311

Index

	Notional Value	Asset Derivatives	Liability Derivatives
	(in thousands)
December 31, 2010:
Exchange-traded futures	$16,973	$16	$318
Currency forwards	133,471	249	1,000
Interest rate swaps	43,210	1,197	239
Credit default swaps	74,915	182	1,036
Total return swaps	28,975	—	960
Total derivatives	$297,544	$1,644	$3,553

The derivative assets and liabilities are included in both receivables and payables to brokers and dealers on our condensed consolidated statement of financial condition.

The following table presents the gains and losses recognized in investment gains (losses) in the condensed consolidated statements of income:

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Exchange-traded futures	$(784)	$(1,300)
Currency forwards	152	(272)
Interest rate swaps	128	—
Credit default swaps	118	(538)
Total return swaps	(374)	—
Total	$(760)	$(2,110)

We may be exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments.  We take steps to minimize our counterparty exposure through a credit review and approval process.  In addition, we executed various collateral arrangements with counterparties to the over-the-counter derivative transactions that require both pledging and accepting collateral in the form of cash.  As of March 31, 2011 and December 31, 2010, we held $1.6 million and $6.9 million, respectively, of cash collateral payable to trade counterparties.  This obligation to return cash is reported in payables to brokers and dealers in our condensed consolidated statement of financial condition.

Although notional amount is the most commonly used measure of volume in the derivative market, it is not used as a measure of credit risk.  Generally, the current credit exposure of our derivative contracts is limited to the net positive estimated fair value of derivative contracts at the reporting date after taking into consideration the existence of netting agreements and any collateral received.  A derivative with positive value (a derivative asset) indicates existence of credit risk because the counterparty would owe us if the contract were closed.  Alternatively, a derivative contract with negative value (a derivative liability) indicates we would owe money to the counterparty if the contract were closed.  Generally if there is more than one derivative transaction with a single counterparty, a master netting arrangement exists with respect to derivative transactions with that counterparty to provide for aggregate net settlement.

Certain of our standardized contracts for over-the-counter derivative transactions (“ISDA Master Agreements”) contain credit risk related contingent provisions related to the counterparties’ credit rating.  In some ISDA Master Agreements, if the counterparties’ credit rating (or in some agreements, our assets under management) falls below a specified threshold, either a default or a termination event permitting the counterparty to terminate the ISDA Master Agreement would be triggered.  In all agreements that provide for collateralization, various levels of collateralization of net liability positions are applicable, depending upon the credit rating of the counterparty.  As of March 31, 2011 and December 31, 2010, we delivered $8.9 million and $9.3 million, respectively, of cash collateral into brokerage accounts, which is reported in cash and cash equivalents in our condensed consolidated statement of financial condition.

Index

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables summarize the valuation of our financial instruments by pricing observability levels as of March 31, 2011 and December 31, 2010:

	Level 1	Level 2	Level 3	Total
	(in thousands)
March 31, 2011:
Money markets	$134,962	$—	$—	$134,962
U.S. Treasury bills	—	1,324,573	—	1,324,573
U.K. Treasury bills	—	8,110	—	8,110
Equity securities
Growth	104,748	18	—	104,766
Value	68,620	—	—	68,620
Blend	86,488	—	—	86,488
Other(1)	127,685	791	—	128,476
Fixed Income securities
Taxable(2)	90,787	21,780	—	112,567
Tax-exempt(3)	9,320	575	—	9,895
Other	18	—	—	18
Derivatives	2	1,455	—	1,457
Long exchange-traded options	14,077	—	—	14,077
Private equity	15,809	24,616	60,188	100,613
Total assets measured at fair value	$652,516	$1,381,918	$60,188	$2,094,622

Securities sold not yet purchased
Short equities – corporate	$76,864	$—	$—	$76,864
Short exchange-traded options	20,416	—	—	20,416
Other	358	—	—	358
Derivatives	965	2,346	—	3,311
Total liabilities measured at fair value	$98,603	$2,346	$—	$100,949

Index

	Level 1	Level 2	Level 3	Total
	(in thousands)
December 31, 2010:
Money markets	$323,104	$—	$—	$323,104
U.S. Treasury bills	—	1,137,578	—	1,137,578
U.K. Treasury bills	—	7,911	—	7,911
Equity securities
Growth	97,161	188	69	97,418
Value	73,579	—	—	73,579
Blend	93,590	—	—	93,590
Other(1)	28,868	5,051	—	33,919
Fixed Income securities
Taxable(2)	130,122	21,491	—	151,613
Tax-exempt(3)	9,310	750	—	10,060
Other	17	—	—	17
Derivatives	16	1,628	—	1,644
Long exchange-traded options	9,027	—	—	9,027
Private equity	24,432	23,811	59,345	107,588
Total assets measured at fair value	$789,226	$1,198,408	$59,414	$2,047,048

Securities sold not yet purchased
Short equities – corporate	$42,914	$—	$—	$42,914
Short exchange-traded options	7,622	—	—	7,622
Other	3	—	—	3
Derivatives	318	3,235	—	3,553
Total liabilities measured at fair value	$50,857	$3,235	$—	$54,092

(1)	Primarily long positions in corporate equities traded through our options desk.
(2)	Primarily corporate and government securities.
(3)	Primarily municipal bonds.

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

•
Equity and fixed income securities: Our equity and fixed income securities consist principally of company-sponsored mutual funds with exchange listed net asset values and various separately-managed portfolios consisting primarily of equity and fixed income securities with quoted prices in active markets, which are included in Level 1 of the valuation hierarchy. In addition, some securities are valued based on observable inputs from recognized pricing vendors, which are included in Level 2 of the valuation hierarchy. Also, as of December 31, 2010 an insignificant amount of securities are included in Level 3 of the valuation hierarchy.

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

•
Private equity: The valuation of non-public private equity investments owned by our consolidated venture capital fund requires significant management judgment due to the absence of quoted market prices, inherent lack of liquidity and the long-term nature of such investments. Private equity investments are valued initially at cost. The carrying values of private equity investments are adjusted either up or down from cost to reflect expected exit values as evidenced by financing and sale transactions with third parties, or when determination of a valuation adjustment is confirmed through ongoing review in accordance with our valuation policies and procedures. A variety of factors are reviewed and monitored to assess positive and negative changes in valuation including, but not limited to, current operating performance and future expectations of investee companies, industry valuations of comparable public companies, changes in market outlooks and the third party financing environment over time. In determining valuation adjustments resulting from the investment review process, particular emphasis is placed on current company performance and market conditions. Non-public equity investments are included in Level 3 of the valuation hierarchy because they trade infrequently and, therefore, their fair value is unobservable. Publicly-traded equity investments owned by our consolidated venture capital fund are included in Level 1 of the valuation hierarchy. If they contain trading restrictions, publicly-traded equity investments are included in Level 2 of the valuation hierarchy. One of our private securities went public in the first quarter of 2011 and due to a trading restriction period $3.6 million was transferred from a Level 3 classification to a Level 2 classification.

Index

•	Securities sold not yet purchased: Securities sold not yet purchased, primarily reflecting short positions in equities and exchange-traded options, are included in Level 1 of the valuation hierarchy.

Effective January 1, 2011, we adopted the second part of ASU 2010-06, Improving Disclosures about Fair Value Measurements, which requires purchases, sales, issuances and settlements presented separately within the Level 3 reconciliation. The following table summarizes the change in carrying value associated with Level 3 financial instruments carried at fair value:

	Three Months Ended March 31,
	2011	2010
	(in thousands)

Balance as of beginning of period	$59,414	$98,559
Transfers (out) in, net	(3,588)	(81)
Purchases	4,647	2,722
Sales	(213)	(375)
Realized gains (losses), net	(2,860)	52
Unrealized gains (losses), net	2,788	1,379
Balance as of end of period	$60,188	$102,256

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

Assets Measured at Fair Value on a Nonrecurring Basis

There were no impairments recognized for goodwill, intangible assets or other long-lived assets as of March 31, 2011.

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

Index

The derivative claim, which was brought by Holding unitholders against the officers and directors of AllianceBernstein and in which plaintiffs sought an unspecified amount of damages, has been resolved pursuant to a stipulation of settlement with plaintiffs and the recovery of insurance proceeds totaling $23 million from relevant carriers.  The stipulation of settlement has been submitted to the court for preliminary approval and, if approved by the court, will result in the settlement proceeds, after payment of plaintiffs’ legal fees, being disbursed to AllianceBernstein.

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

Other

During 2009, we entered into a subscription agreement under which we committed to invest up to $40 million in a venture capital fund over a six-year period. As of March 31, 2011, we had funded $10.2 million of this commitment.

Also during 2009, we were selected by the U.S. Treasury Department as one of nine pre-qualified investment managers under the Public-Private Investment Program. As part of the program, each investment manager is required to invest a minimum of $20 million in the Public-Private Investment Fund they manage. As of March 31, 2011, we funded $17.0 million of this commitment.

9.	Qualified Employee Benefit Plans

We maintain a qualified profit sharing plan covering U.S. employees and certain foreign employees. Employer contributions are discretionary and generally limited to the maximum amount deductible for federal income tax purposes.

We maintain several defined contribution plans for foreign employees in our subsidiaries in the United Kingdom, Australia, Japan and other foreign entities. Employer contributions are generally consistent with regulatory requirements and tax limits. Defined contribution expense for foreign entities was $2.1 million and $1.8 million during the three months ended March 31, 2011 and 2010, respectively.

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

Our policy is to satisfy our funding obligation for each year in an amount not less than the minimum required by ERISA and not greater than the maximum amount we can deduct for federal income tax purposes. Through April 2011, we have made no contributions to the Retirement Plan and currently intend to contribute $6.9 million to the Retirement Plan later this year. Contribution estimates, which are subject to change, are based on regulatory requirements, future market conditions and assumptions used for actuarial computations of the Retirement Plan’s obligations and assets. Management, at the present time, has not determined the amount, if any, of additional future contributions that may be required.

        Net (benefit) expense under the Retirement Plan consisted of:

	Three Months Ended March 31,
	2011	2010
	(in thousands)

Interest cost on projected benefit obligations	$1,180	$1,139
Expected return on plan assets	(1,294)	(1,129)
Recognized actuarial loss	108	56
Amortization of transition asset	(36)	(36)
Net pension (benefit) charge	$(42)	$30

Index

10.	Units Outstanding

Changes in AllianceBernstein Units outstanding during the three-month period ended March 31, 2011 were as follows:

Outstanding as of December 31, 2010	278,115,232
Options exercised	26,358
Units issued	—
Units retired	(188,725)
Units forfeited	—
Outstanding as of March 31, 2011	277,952,865

In accordance with the Holding Partnership Agreement, when Holding issues Holding Units to AllianceBernstein, Holding is required to use the proceeds it receives from AllianceBernstein to purchase the equivalent number of newly-issued AllianceBernstein Units. Holding Units issued pertain to Holding Units newly issued under the 2010 Plan and could include: (i) restricted Holding Unit awards to independent members of the Board of Directors of the General Partner, (ii) restricted Holding Unit awards to eligible employees, (iii) restricted Holding Unit awards for recruitment, and (iv) restricted Holding Unit issuances in connection with certain employee separation agreements.

During March 2011, we purchased 188,725 AllianceBernstein Units in private transactions and retired them.

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

12.	Debt

At March 31, 2011 and December 31, 2010, AllianceBernstein had $266.0 million and $225.0 million, respectively, in commercial paper outstanding with weighted average interest rates of approximately 0.2% and 0.3%, respectively. The fair value of commercial paper and amounts outstanding under the 2010 credit facility described below are short-term in nature, and as such, recorded value is estimated to approximate fair value. Average daily borrowings of commercial paper during the first quarter of 2011 and the full-year 2010 were $297.5 million and $104.2 million, respectively, with weighted average interest rates of approximately 0.3% and 0.2%, respectively.

On December 9, 2010, AllianceBernstein entered into a committed, unsecured three-year senior revolving credit facility (the “2010 Credit Facility”) with a group of commercial banks and other lenders in an original principal amount of $1.0 billion with SCB LLC as an additional borrower.

The 2010 Credit Facility replaced AllianceBernstein’s existing $1.95 billion of committed credit lines (comprised of two separate lines – a $1.0 billion committed, unsecured revolving credit facility in the name of AllianceBernstein, which had a scheduled expiration date of February 17, 2011, and SCB LLC’s $950 million committed, unsecured revolving credit facility, which had a scheduled expiration date of January 25, 2011), both of which were terminated upon the effectiveness of the 2010 Credit Facility. AllianceBernstein has agreed to guarantee the obligations of SCB LLC under the 2010 Credit Facility.

The 2010 Credit Facility will be available for AllianceBernstein’s and SCB LLC’s business purposes, including the support of AllianceBernstein’s $1.0 billion commercial paper program. Both AllianceBernstein and SCB LLC can draw directly under the 2010 Credit Facility and management expects to draw on the 2010 Credit Facility from time to time.

The 2010 Credit Facility contains affirmative, negative and financial covenants, which are customary for facilities of this type, including, among other things, restrictions on dispositions of assets, restrictions on liens, a minimum interest coverage ratio and a maximum leverage ratio. We are in compliance with these covenants. The 2010 Credit Facility also includes customary events of default (with customary grace periods, as applicable), including provisions under which, upon the occurrence of an event of default, all outstanding loans may be accelerated and/or lender’s commitments may be terminated. Also, under such provisions, upon the occurrence of certain insolvency or bankruptcy related events of default, all amounts payable under the 2010 Credit Facility would automatically become immediately due and payable, and the lender’s commitments would automatically terminate.

Index

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

As of March 31, 2011 and December 31, 2010, we had no amounts outstanding under the 2010 Credit Facility. Average daily borrowings under the revolving credit facility outstanding during the first quarter of 2011 and full-year 2010 were $0.4 million and $65.6 million, respectively, with weighted average interest rates of approximately 1.3% and 0.3%, respectively.

In addition, SCB LLC has five uncommitted lines of credit with four financial institutions. Two of these lines of credit permit us to borrow up to an aggregate of approximately $150.0 million while three lines have no stated limit.

13.	Comprehensive Income

Comprehensive income consisted of:

	Three Months Ended March 31,
	2011	2010
	(in thousands)

Net income	$128,426	$131,493
Other comprehensive income (loss), net of tax:
Unrealized gains on investments	386	358
Foreign currency translation adjustments	6,129	(18,216)
Changes in employee benefit related items	(41)	20
Comprehensive income	134,900	113,655
Comprehensive loss in consolidated entities attributable to non-controlling interests	8,329	16,146
Comprehensive income attributable to AllianceBernstein Unitholders	$143,229	$129,801

Index

14.	Changes in Capital

Changes in capital as of March 31, 2011 consisted of:

	Partners’ Capital Attributable to AllianceBernstein Unitholders	Non-Controlling Interests In Consolidated Entities	Total Capital
	(in thousands)

Balance as of December 31, 2010	$4,368,634	$124,517	$4,493,151
Comprehensive income (loss):
Net income (loss)	136,472	(8,046)	128,426
Other comprehensive income (loss), net of tax:
Unrealized gains on investments	353	33	386
Foreign currency translation adjustment	6,445	(316)	6,129
Changes in employee benefit related items	(41)	—	(41)
Comprehensive income (loss)	143,229	(8,329)	134,900

Cash distributions to General Partner and unitholders	(136,718)	—	(136,718)
Capital contributions (distributions)	926	(550)	376
Purchase of Australian joint venture	10,717	(32,101)	(21,384)
Purchase of AllianceBernstein Units	(4,273)	—	(4,273)
Compensation-related transactions	(6,617)	—	(6,617)
Balance as of March 31, 2011	$4,375,898	$83,537	$4,459,435

Changes in capital as of March 31, 2010 consisted of:

	Partners’ Capital Attributable to AllianceBernstein Unitholders	Non-Controlling Interests In Consolidated Entities	Total Capital
	(in thousands)

Balance as of December 31, 2009	$4,530,362	$171,593	$4,701,955
Comprehensive income (loss):
Net income (loss)	148,266	(16,773)	131,493
Other comprehensive income (loss), net of tax:
Unrealized gains on investments	111	247	358
Foreign currency translation adjustment	(18,596)	380	(18,216)
Changes in employee benefit related items	20	—	20
Comprehensive income (loss)	129,801	(16,146)	113,655

Cash distributions to General Partner and unitholders	(194,343)	—	(194,343)
Capital contributions (distributions)	897	(1,565)	(668)
Compensation-related transactions	7,262	—	7,262
Balance as of March 31, 2010	$4,473,979	$153,882	$4,627,861

15.	Acquisitions

On October 1, 2010, we acquired SunAmerica’s alternative investment group, an experienced team that manages a portfolio of hedge fund and private equity fund investments. The purchase price of this acquisition, accounted for under ASC 805, Business Combinations, was $49.0 million, consisting of $14.3 million of cash payments, $2.5 million of assumed deferred compensation liabilities and $32.2 million of net contingent consideration payable. The net contingent consideration payable consists of the net present value of three annual payments of $1.5 million to SunAmerica based on its assets under management transferred to us in the acquisition and the net present value of projected revenue sharing payments of $35.5 million based on projected newly-raised assets under management by the acquired group. This contingent consideration payable was offset by $4.1 million of performance-based fees earned in 2010 determined to be pre-acquisition consideration. The excess of the purchase price over the fair value of identifiable assets acquired resulted in the recognition of $46.1 million of goodwill. During the first quarter of 2011, no adjustments were made to the contingent consideration payable.

During the first quarter of 2011, AXA sold its 50% interest in our consolidated Australian joint venture to an unaffiliated third party as part of a larger transaction. On March 31, 2011, we purchased that 50% interest from the unaffiliated third party, making our Australian entity a wholly-owned subsidiary. We purchased this remaining 50% interest for $21.4 million. As a result, we eliminated $32.1 million of non-controlling interests in consolidated entities and increased partner’s capital attributable to AllianceBernstein unitholders by $10.7 million.

Index

16.	Accounting Pronouncements

As of March 31, 2011, there are no new accounting pronouncements issued but not yet effective that would have a material impact on our condensed consolidated financial statements.

17.	Subsequent Event

On April 5, 2011, we entered into a Purchase Agreement with Pyrander Capital Management, LLC (“Pyrander”), Kurt Feuerman and Caxton Associates LP pursuant to which, subject to various closing conditions, on or shortly after May 31, 2011 we will acquire Pyrander.  In so doing, we will assume the role of investment manager and trading advisor for the following investment vehicles managed by Mr. Feuerman: Equity Growth, a long/short strategy, and Alpha Equity, a long-only strategy.  Also, on or shortly after May 31, 2011, Mr. Feuerman will join our equity investment-management team as Senior Vice President and Portfolio Manager, U.S. Equities.

Index

Report of Independent Registered Public Accounting Firm

To the General Partner and Unitholders
AllianceBernstein L.P.

We have reviewed the accompanying condensed consolidated statement of financial condition of AllianceBernstein L.P. ("AllianceBernstein") as of March 31, 2011, and the related condensed consolidated statements of income for the three-month periods ended March 31, 2011 and 2010, and the condensed consolidated statements of cash flows for the three-month periods ended March 31, 2011 and 2010.  These interim financial statements are the responsibility of the management of AllianceBernstein Corporation, the General Partner.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition as of December 31, 2010, and the related consolidated statements of income, of changes in partners' capital and comprehensive income, and of cash flows for the year then ended (not presented herein), and in our report dated February 10, 2011, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated statement of financial condition as of December 31, 2010 is fairly stated in all material respects in relation to the consolidated statement of financial condition from which it has been derived.

/s/ PricewaterhouseCoopers LLP
New York, New York
May 2, 2011

Index

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

We are off to a solid start in 2011 as gross sales increased by double-digit percentages in each of our distribution channels compared to the fourth quarter of 2010.  Net outflows, although significant, declined substantially from the fourth quarter of 2010, particularly in the Institutions channel.

Our total assets under management (“AUM”) as of March 31, 2011 were $477.3 billion, down $0.7 billion, or 0.2%, compared to December 31, 2010, and down $15.0 billion, or 3.1%, compared to March 31, 2010.  During the first quarter of 2011, AUM decreased as a result of net outflows of $14.4 billion (primarily in the Institutions channel), substantially offset by market appreciation of $13.7 billion.  During the twelve month period ended March 31, 2011 AUM decreased as a result of net outflows of $64.0 billion, partly offset by market appreciation of $41.0 billion and an additional inflow of $8.0 billion in October 2010 from the acquisition of an alternative investments group.

Institutional AUM decreased $6.1 billion, or 2.3%, to $266.8 billion during the first quarter of 2011, due to net outflows of $12.9 billion, partly offset by market appreciation of $6.8 billion.  Net outflows declined to $12.9 billion from $22.4 billion in the fourth quarter of 2010 primarily due to a decrease in terminations and redemptions and a 49% increase in gross sales to $5.2 billion in the current quarter.  The pipeline of won but unfunded institutional mandates decreased to $4.0 billion as of March 31, 2011 from $6.4 billion as of December 31, 2010, largely due to the funding of two large customized retirement services mandates during the quarter.

Retail AUM increased $4.0 billion, or 3.1%, to $131.0 billion during the first quarter of 2011 as a result of market appreciation of $4.8 billion, partly offset by net outflows of $0.8 billion.  Net outflows of $0.8 billion decreased from $6.0 billion in the fourth quarter of 2010 due to a decrease in terminations and redemptions and an increase in gross sales from $6.7 billion to $8.2 billion during the first quarter of 2011, with particular strength in mutual fund sales.

Private Client AUM increased $1.4 billion, or 1.9%, to $79.5 billion during the first quarter of 2011 compared to the fourth quarter of 2010 as a result of market appreciation of $2.1 billion, partly offset by net outflows of $0.7 billion.  Gross sales increased sequentially from $1.9 billion to $2.3 billion during the first quarter of 2011 and were particularly strong in March 2011.

Bernstein Research Services revenue for the first quarter of 2011 was $119.6 million, up $8.9 million, or 8.0%, compared to the first quarter of 2010, driven by strength in both the U.S. and Europe.  Once again, a recently issued independent annual survey of U.S. institutional investors ranked Bernstein Research number one across several key metrics of research quality.

Net revenues for the first quarter of 2011 increased $30.3 million, or 4.2%, to $755.4 million from $725.1 million in the first quarter of 2010 led by higher Bernstein Research Services revenues, higher distribution revenues, most notably from non-U.S. and global fixed income products, and lower investment losses in our consolidated private equity fund.  Operating expenses for the first quarter of 2011 increased $31.9 million, or 5.4%, to $617.0 million from $585.1 million in the first quarter of 2010 as a result of higher employee compensation and benefits due to annual merit increases and a higher incentive compensation accrual, and higher promotion and servicing expenses associated with increased business activity and new product launches.  These increases were slightly offset by a $12.0 million real estate charge in the first quarter of 2010.  We are exploring ways to reduce infrastructure costs.

Operating income for the first quarter of 2011 declined $1.6 million, or 1.1%, to $138.4 million compared to the first quarter of 2010, and our operating margin decreased to 19.4% from 21.6% for the first quarter of 2010, primarily due to higher compensation expense, higher promotion and servicing expenses and the inclusion of lower net losses attributable to non-controlling interests.

We are pleased with the progress we continued to make in the first quarter of 2011 against our key long-term strategic objectives.  Our investment performance is improving across a number of our investment strategies and our new products continue to gather assets and momentum.  We are also building on our presence in Alternatives and are constantly extending our global reach, most notably in our Retail and sell-side businesses.  We are confident that as we continue to implement our long-term strategy for restoring our performance track record and introducing innovative new products and services, outflows will continue to decline and ultimately translate to positive net flows and better operating results.

Index

Assets Under Management

Assets under management by distribution channel were as follows:

	As of March 31,
	2011	2010	$ Change	% Change
	(in billions)

Institutions(1)	$266.8	$288.0	$(21.2)	(7.4)%
Retail	131.0	127.8	3.2	2.5
Private Client	79.5	76.5	3.0	3.9
Total	$477.3	$492.3	$(15.0)	(3.1)
__________________
(1)
Previously reported assets under management for March 31, 2010 have been adjusted by removing from our AUM an affiliated account for which we serve in an advisory capacity and do not have discretionary trading authority.

Assets under management by investment service were as follows:

	As of March 31,
	2011	2010	$ Change	% Change
	(in billions)
Equity
Value:
U.S.	$37.0	$44.8	$(7.8)	(17.5)%
Global & international	100.4	124.6	(24.2)	(19.4)
	137.4	169.4	(32.0)	(18.9)
Growth:
U.S.	30.4	37.5	(7.1)	(18.7)
Global & international	41.0	53.7	(12.7)	(23.7)
	71.4	91.2	(19.8)	(21.7)
Total Equity	208.8	260.6	(51.8)	(19.9)
Fixed Income:
U.S.	120.2	115.1	5.1	4.4
Global & international	89.8	77.2	12.6	16.4
	210.0	192.3	17.7	9.2
Other(1)(2):
U.S.	30.1	27.1	3.0	11.1
Global & international	28.4	12.3	16.1	130.5
	58.5	39.4	19.1	48.4
Total:
U.S.	217.7	224.5	(6.8)	(3.0)
Global & international	259.6	267.8	(8.2)	(3.1)
Total	$477.3	$492.3	$(15.0)	(3.1)
__________________
(1)
Previously reported assets under management for March 31, 2010 have been adjusted by removing from our AUM an affiliated account for which we serve in an advisory capacity and do not have discretionary trading authority.

(2)	Includes index, structured, asset allocation services and certain other alternative investments.

Index

Changes in assets under management for the three-month and twelve-month period ended March 31, 2011 were as follows:

	Distribution Channel				Investment Service
	Institutions	Retail	Private Client	Total	Value Equity	Growth Equity	Fixed Income	Other(2)	Total
	(in billions)

Balance as of December 31, 2010	$272.9	$127.0	$78.1	$478.0	$144.3	$74.3	$206.2	$53.2	$478.0
Long-term flows:
Sales/new accounts	5.2	8.2	2.3	15.7	2.4	1.5	8.9	2.9	15.7
Redemptions/terminations	(13.9)	(7.7)	(1.8)	(23.4)	(11.2)	(6.2)	(5.8)	(0.2)	(23.4)
Cash flow/unreinvested dividends	(4.2)	(1.3)	(1.2)	(6.7)	(4.0)	(1.5)	(1.5)	0.3	(6.7)
Net long-term (outflows) inflows	(12.9)	(0.8)	(0.7)	(14.4)	(12.8)	(6.2)	1.6	3.0	(14.4)
Market appreciation	6.8	4.8	2.1	13.7	5.9	3.3	2.2	2.3	13.7
Net change	(6.1)	4.0	1.4	(0.7)	(6.9)	(2.9)	3.8	5.3	(0.7)
Balance as of March 31, 2011	$266.8	$131.0	$79.5	$477.3	$137.4	$71.4	$210.0	$58.5	$477.3

	Distribution Channel				Investment Service
	Institutions	Retail	Private Client	Total	Value Equity	Growth Equity	Fixed Income	Other(1)(2)	Total
	(in billions)

Balance as of March 31, 2010	$288.0	$127.8	$76.5	$492.3	$169.4	$91.2	$192.3	$39.4	$492.3
Long-term flows:
Sales/new accounts	21.0	30.8	7.9	59.7	11.2	4.6	37.8	6.1	59.7
Redemptions/terminations	(56.1)	(33.7)	(6.3)	(96.1)	(42.9)	(26.4)	(24.7)	(2.1)	(96.1)
Cash flow/unreinvested dividends	(15.9)	(7.9)	(3.8)	(27.6)	(13.6)	(7.4)	(7.7)	1.1	(27.6)
Net long-term (outflows) inflows	(51.0)	(10.8)	(2.2)	(64.0)	(45.3)	(29.2)	5.4	5.1	(64.0)
Transfers	(0.2)	—	0.2	—	—	—	—	—	—
Acquisition	8.0	—	—	8.0	—	—	—	8.0	8.0
Market appreciation	22.0	14.0	5.0	41.0	13.3	9.4	12.3	6.0	41.0
Net change	(21.2)	3.2	3.0	(15.0)	(32.0)	(19.8)	17.7	19.1	(15.0)
Balance as of March 31, 2011	$266.8	$131.0	$79.5	$477.3	$137.4	$71.4	$210.0	$58.5	$477.3
_________________
(1)
Previously reported assets under management for March 31, 2010 have been adjusted by removing from our AUM an affiliated account for which we serve in an advisory capacity and do not have discretionary trading authority.

(2)	Includes index, structured, asset allocation services and certain other alternative investments.

Average assets under management by distribution channel and investment service were as follows:

	Three Months Ended March 31,
	2011	2010	$ Change	% Change
	(in billions)
Distribution Channel:
Institutions(1)	$272.6	$284.8	$(12.2)	(4.3)%
Retail	129.5	121.5	8.0	6.5
Private Client	79.0	74.4	4.6	6.3
Total	$481.1	$480.7	$0.4	0.1
Investment Service:
Value Equity	$143.0	$165.4	$(22.4)	(13.6)
Growth Equity	73.4	89.6	(16.2)	(18.1)
Fixed Income	208.2	188.4	19.8	10.5
Other(1)(2)	56.5	37.3	19.2	51.3
Total	$481.1	$480.7	$0.4	0.1
__________________
(1)
Previously reported assets under management for March 31, 2010 have been adjusted by removing from our AUM an affiliated account for which we serve in an advisory capacity and do not have discretionary trading authority.

(2)	Includes index, structured, asset allocation services and certain other alternative investments.

Index

Our Institutions channel AUM began the first quarter of 2010 at $291.2 billion but declined noticeably during January 2010, resulting in a drop in AUM to $279.9 billion at January 31, 2010.  The decline during January 2010 was driven by market depreciation of $7.3 billion and net outflows of $4.0 billion.  Both market depreciation and net outflows occurred primarily within Growth Equity and Value Equity services.  From there, AUM increased to $288.0 billion at March 31, 2010, resulting in average AUM of $284.8 billion for the first quarter of 2010.  Our Institutions channel AUM began the first quarter of 2011 at $272.9 billion and increased slightly during the first two months of 2011 to $275.7 billion at February 28, 2011.  However, during the month of March 2011 AUM declined to $266.8 billion driven by net outflows of $7.5 billion (occurring primarily within Value Equity and Growth Equity services), and by market depreciation of $1.4 billion (occurring primarily within Value Equity services).  This resulted in average AUM of $272.6 billion for the first quarter of 2011.  The $6.1 billion decrease in Institutional AUM during the first quarter of 2011 was due to net outflows of $12.9 billion, partly offset by market appreciation of $6.8 billion occurring across all services.  The net outflows occurred across all services except Other services.

Our Retail channel AUM began the first quarter of 2010 at $120.7 billion and decreased to $117.1 billion at January 31, 2010.  The decline during January 2010 was driven by market depreciation of $3.2 billion and net outflows of $0.4 billion.  Both market depreciation and net outflows occurred across all services except Fixed Income services.  From there, AUM increased to $127.8 billion at March 31, 2010, resulting in average AUM of $121.5 billion for the first quarter of 2010.  Our Retail channel AUM began the first quarter of 2011 at $127.0 billion and ended the quarter at $131.0 billion, resulting in an average AUM of $129.5 billion.  The $4.0 billion increase in Retail AUM during the first quarter of 2011 was due to market appreciation of $4.8 billion (occurring across all services), partly offset by net outflows of $0.8 billion.  The net outflows occurred within Value Equity and Growth Equity services and were partly offset by net inflows within Fixed Income and Other services.

Our Private Client AUM began the first quarter of 2010 at $74.8 billion and decreased to $72.6 billion during January 2010.  This decline was due to market depreciation of $1.8 billion and net outflows of $0.4 billion.  Both market depreciation and net outflows occurred primarily within Growth Equity and Value Equity services, partly offset by market appreciation and net inflows within Fixed Income services.  From there, AUM increased to $76.5 billion at March 31, 2010, resulting in average AUM of $74.4 billion for the first quarter of 2010.  Our Private Client channel AUM began the first quarter of 2011 at $78.1 billion and ended the quarter at $79.5 billion, resulting in an average AUM of $79.0 billion.  The $1.4 billion increase in Private Client AUM during the first quarter of 2011 was due to market appreciation of $2.1 billion (occurring across all services), partly offset by net outflows of $0.7 billion.  The net outflows occurred within Value Equity and Growth Equity services and were partly offset by net inflows within Other and Fixed Income services.

Index

Absolute investment composite returns and relative performance compared to benchmarks for certain representative Value, Growth, Blend and Fixed Income services were as follows for the three months ended March 31:

	2011	2010

Global Value
Absolute return	4.6%	2.0%
Relative return (vs. MSCI World Index – net)	(0.2)	(1.2)
International Value
Absolute return	2.4	0.6
Relative return (vs. MSCI EAFE Index – net)	(1.0)	(0.3)
Japan Value
Absolute return	(3.0)	10.2
Relative return (vs. TOPIX)	(0.8)	1.4
U.S. Diversified Value
Absolute return	6.4	7.5
Relative return (vs. Russell 1000 Value Index)	0.0	0.7
Global Research Growth
Absolute return	3.5	1.6
Relative return (vs. MSCI World Index – net)	(1.3)	(1.6)
Global Thematic Research Growth
Absolute return	2.5	1.9
Relative return (vs. MCSI ACWI – net)	(1.9)	(1.2)
International Large Cap Growth
Absolute return	(1.1)	(0.4)
Relative return (vs. MSCI EAFE Index – net)	(4.5)	(1.3)
U.S. Large Cap Growth
Absolute return	6.9	2.6
Relative return (vs. Russell 1000 Growth Index)	0.9	(2.0)
Global Blend
Absolute return	4.2	1.8
Relative return (vs. MSCI World Index – net)	(0.6)	(1.4)
International Blend
Absolute return	0.8	0.3
Relative return (vs. MSCI EAFE Index – net)	(2.6)	(0.6)
Emerging Market Blend
Absolute return	2.1	1.8
Relative return (vs. MSCI EM Index – net)	0.1	(0.6)
Strategic Core Plus (fixed income)
Absolute return	1.1	3.0
Relative return (vs. Custom Index)	0.6	1.2
Global Plus (fixed income)
Absolute return	1.6	0.8
Relative return (vs. Barclays Global Aggregate)	0.3	1.0
Emerging Market Debt (fixed income)
Absolute return	1.0	5.0
Relative return (vs. JMP EMBI Global)	0.0	0.8

Index

Consolidated Results of Operations

	Three Months Ended March 31,
	2011	2010	$ Change	% Change
	(in millions, except per unit amounts)

Net revenues	$755.4	$725.1	$30.3	4.2%
Expenses	617.0	585.1	31.9	5.4
Operating income	138.4	140.0	(1.6)	(1.1)
Non-operating income	—	4.5	(4.5)	(100.0)
Income before income taxes	138.4	144.5	(6.1)	(4.2)
Income taxes	10.0	13.0	(3.0)	(23.0)
Net income	128.4	131.5	(3.1)	(2.3)
Net loss of consolidated entities attributable to non-controlling interests	8.1	16.8	(8.7)	(52.0)

Net income attributable to AllianceBernstein Unitholders	$136.5	$148.3	$(11.8)	(8.0)

Diluted net income per AllianceBernstein Unit	$0.48	$0.53	$(0.05)	(9.4)

Distributions per AllianceBernstein Unit	$0.48	$0.53	$(0.05)	(9.4)

Operating margin(1)	19.4%	21.6%
__________________________
(1)	Operating income excluding net loss attributable to non-controlling interests as a percentage of net revenues.

Net income attributable to AllianceBernstein Unitholders for the three months ended March 31, 2011 decreased $11.8 million, or 8.0%, from the three months ended March 31, 2010.  The decrease was primarily due to (in millions):

$(12.4)	Higher salaries
(4.8)	Higher travel and entertainment
(4.7)	Higher commissions
(4.5)	Lower non-operating income
(3.1)	Higher incentive compensation
12.0	Lower real estate charges
8.9	Higher Bernstein research services revenues
(3.2)	Other
$(11.8)

Real Estate Charges

During 2010, we performed a comprehensive review of our real estate requirements in New York in connection with our workforce reductions since 2008. As a result, during 2010 we decided to sub-lease over 380,000 square feet in New York (approximately half of which has occurred) and largely consolidate our New York-based employees into two office locations from three. We therefore recorded a pre-tax real estate charge of $89.6 million in the third quarter of 2010 that reflected the net present value of the difference between the amount of our on-going contractual operating lease obligations for this space and our estimate of current market rental rates, as well as the write-off of leasehold improvements, furniture and equipment related to this space. Based on existing sub-leases, our current assumptions of when we can sub-lease the remaining space and current market rental rates, we estimate that this charge will lower our occupancy costs on real estate commitments at the time of the charge by approximately $21 million in 2011 and approximately $23 million in 2012 and subsequent years. These lower costs will be partially offset by additional property rentals entered into since the third quarter of 2010. We also recorded a real estate charge of $12.0 million in the first quarter of 2010. For additional information, see “Cautions Regarding Forward-Looking Statements”.

Index

Non-GAAP Measures

We are providing the non-GAAP measures “adjusted net revenues”, “adjusted operating income” and “adjusted operating margin” which we believe are useful to investors. These non-GAAP measures are the principle metrics management uses in evaluating and comparing period-to-period operating performance.

	Three Months Ended March 31,
	2011	2010
	(in thousands)

Net revenues, GAAP basis	$755,390	$725,086
Exclude:
Deferred compensation-related investment (gains)	(9,740)	(11,159)
Deferred compensation-related dividends and interest	(632)	(800)
90% of consolidated venture capital fund investment losses	8,054	16,849
Distribution-related payments	(74,756)	(66,750)
Amortization of deferred sales commissions	(10,326)	(12,121)
Pass-through fees and expenses	(9,223)	(6,714)
Adjusted net revenues	$658,767	$644,391

Operating income, GAAP basis	$138,435	$139,982
Exclude:
Deferred compensation-related investment (gains)	(9,740)	(11,159)
Deferred compensation-related dividends and interest	(632)	(800)
Deferred compensation-related mark-to-market vesting expense	6,894	357
Deferred compensation-related dividends and interest expense	1,480	682
Net impact of deferred compensation-related investments	(1,998)	(10,920)
Real estate charges	18	11,983
Net loss of consolidated entities attributable to non-controlling interests	8,046	16,773
Adjusted operating income	$144,501	$157,818

Adjusted operating margin	21.9%	24.5%

Adjusted operating income for the three months ended March 31, 2011 decreased $13.3 million, or 8.4%, from the three months ended March 31, 2010, primarily as a result of higher employee compensation expense (excluding the impact of deferred compensation mark-to-market vesting expense and dividends and interest expense), higher travel and entertainment expense and higher other promotion and servicing expenses, partially offset by higher Bernstein research services revenues.

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

Adjusted Net Revenues

Adjusted net revenues exclude investment gains and losses and dividends and interest on deferred compensation-related investments, and 90% of the investment gains and losses of our consolidated venture capital fund attributable to non-controlling interests. In addition, adjusted net revenues offset distribution-related payments to third parties as well as amortization of deferred sales commissions against distribution revenues. We believe the offset of distribution-related payments from net revenues is useful for our investors and other users of our financial statements because such presentation appropriately reflects the nature of these costs as pass-through payments to third parties who perform functions on behalf of our sponsored mutual funds and/or shareholders of these funds. Amortization of deferred sales commissions is offset against net revenues because such costs, over time, essentially offset distribution revenues earned by the company. Beginning in the first quarter of 2011, we also exclude additional pass-through expenses we incur (primarily through our transfer agency) that are reimbursed and recorded as fees in revenues.  These fees have no impact on operating income, but they do have an impact on our operating margin. As such, we exclude these fees from adjusted net revenues.

Index

Adjusted Operating Income

Adjusted operating income represents operating income on a GAAP basis (1) excluding the impact on net revenues and compensation expense of the mark-to-market gains and losses (as well as the dividends and interest) associated with employee deferred compensation-related investments, (2) excluding real estate charges, and (3) excluding the net loss or income of consolidated entities attributable to non-controlling interests.

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

Units Outstanding

AllianceBernstein engages in open-market purchases of Holding Units to help fund anticipated obligations under its incentive compensation award program and purchases of Holding Units from employees to allow them to fulfill statutory tax requirements at the time of distribution of long-term incentive compensation awards. During the first quarter of 2011, AllianceBernstein purchased approximately 2.2 million Holding Units for $49.8 million, reflecting open-market purchases of 2.1 million Holding Units for $47.7 million and the remainder primarily relating to employee tax withholding purchases. We intend to continue to engage in open-market purchases of Holding Units, from time to time, to help fund anticipated obligations under our incentive compensation award program.

We granted approximately 100,000 restricted Holding Unit awards to employees during the first quarter of 2011. To fund these awards, we allocated previously repurchased Holding Units that had been held in the consolidated rabbi trust. There were approximately 2.7 million unallocated Holding Units remaining in the consolidated rabbi trust as of March 31, 2011.

Index

Net Revenues

The following table summarizes the components of net revenues:

	Three Months Ended March 31,
	2011	2010	$ Change	% Change
	(in millions)
Investment advisory and services fees:
Institutions:
Base fees	$173.2	$196.7	$(23.5)	(11.9)%
Performance-based fees	4.7	2.7	2.0	77.3
	177.9	199.4	(21.5)	(10.7)
Retail:
Base fees	165.9	151.8	14.1	9.3
Performance-based fees	—	—	—	—
	165.9	151.8	14.1	9.3
Private Client:
Base fees	170.8	161.1	9.7	6.0
Performance-based fees	0.4	—	0.4	n/m
	171.2	161.1	10.1	6.2
Total:
Base fees	509.9	509.6	0.3	0.1
Performance-based fees	5.1	2.7	2.4	91.4
	515.0	512.3	2.7	0.5

Bernstein research services	119.6	110.7	8.9	8.0
Distribution revenues	88.8	80.3	8.5	10.6
Dividend and interest income	5.1	3.9	1.2	30.2
Investment gains (losses)	1.0	(8.0)	9.0	n/m
Other revenues	26.9	26.6	0.3	1.1
Total revenues	756.4	725.8	30.6	4.2
Less: interest expense	1.0	0.7	0.3	35.6
Net revenues	$755.4	$725.1	$30.3	4.2

Investment Advisory and Services Fees

Investment advisory and services fees are the largest component of our revenues. These fees are generally calculated as a percentage of the value of AUM as of a specified date, or as a percentage of the value of average AUM for the applicable billing period, and vary with the type of investment service, the size of account and the total amount of assets we manage for a particular client. Accordingly, fee income generally increases or decreases as AUM increase or decrease and is therefore affected by market appreciation or depreciation, the addition of new client accounts or client contributions of additional assets to existing accounts, withdrawals of assets from and termination of client accounts, purchases and redemptions of mutual fund shares, shifts of assets between accounts or products with different fee structures and acquisitions. Our average basis points realized (investment advisory fees divided by average AUM) generally are between 50 to 70 basis points for equity services, 25 to 45 basis points for fixed income services and 5 to 15 basis points for index or passive services. As such, a shift of client assets from active equity services toward fixed income services and/or passive services would result in a decline in revenues just as a shift of assets toward active equity services would increase revenues.

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

We sometimes charge our clients performance-based fees. In these situations, we charge a base advisory fee and are eligible to earn an additional performance-based fee or incentive allocation that is calculated as either a percentage of absolute investment results or a percentage of investment results in excess of a stated benchmark over a specified period of time. Some performance-based fees include a high-watermark provision, which generally provides that if a client account underperforms relative to its performance target (whether absolute or relative to a specified benchmark), it must gain back such underperformance before we can collect future performance-based fees. Therefore, if we fail to achieve our performance target for a particular period, we will not earn a performance-based fee for that period and, for accounts with a high-watermark provision, our ability to earn future performance-based fees will be impaired. We are eligible to earn performance-based fees on approximately 12% of the assets we manage for institutional clients and approximately 3% of the assets we manage for private clients (in total, approximately 7% of our company-wide AUM). If the percentage of our AUM subject to performance-based fees grows, seasonality and volatility of revenue and earnings are likely to become more significant. Approximately 73% of our hedge fund AUM is subject to high-watermarks and we ended the first quarter of 2011 with approximately 81% of this AUM below high-watermarks by 10% or more. Accordingly, it is very unlikely we will earn performance-based fees on these hedge funds in 2011.

For the three months ended March 31, 2011, our investment advisory and services fees increased by $2.7 million, or 0.5%, from the first quarter of 2010, primarily due to an increase of $2.4 million in performance fees.

Institutional investment advisory and services fees for the three months ended March 31, 2011 decreased by $21.5 million, or 10.7%, from the three months ended March 31, 2010, primarily due to a shift in product mix from Equities to Fixed Income and Other services. Average AUM for Equity services decreased 22.1% while average AUM for Fixed Income and Other services increased 8.0% and 69.3%, respectively.

Retail investment advisory and services fees for the three months ended March 31, 2011 increased by $14.1 million, or 9.3%, from the three months ended March 31, 2010, primarily due to a 6.5% increase in average AUM and the impact of significant net sales of long-term non-U.S. global fixed income mutual funds, which generally have higher fees as compared to long-term U.S. mutual funds.

Private client investment advisory and services fees for the three months ended March 31, 2011 increased by $10.1 million, or 6.2%, from the three months ended March 31, 2010, primarily as a result of higher base fees of $9.7 million, or 6.0%, reflecting an increase in billable AUM of 5.8%.

Bernstein Research Services

Bernstein Research Services revenue consists principally of equity commissions received for providing equity research and brokerage-related services to institutional investors. Bernstein Research Services also earns revenues in the form of underwriting fees, management fees, and/or selling concessions from issuers of publicly-traded securities to which we provide equity capital markets services.

Revenues from Bernstein Research Services for the three months ended March 31, 2011 increased $8.9 million, or 8.0%, from the three months ended March 31, 2010. The increase was driven by growth in both the U.S. and Europe.

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

Distribution revenues for the three months ended March 31, 2011 increased $8.5 million, or 10.6%, compared to the three months ended March 31, 2010, which is essentially in line with the 6.5% increase in Retail average AUM, but also reflects a higher increase in the Retail AUM in which we receive distribution fees compared to sub-advisory AUM in which we do not receive distribution fees.

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

Index

Dividend and Interest Income and Interest Expense

Dividend and interest income consists primarily of investment income and interest earned on customer margin balances and U.S. Treasury Bills. Interest expense principally reflects interest accrued on cash balances in customers’ brokerage accounts. Dividend and interest income, net of interest expense, for the three months ended March 31, 2011 increased $0.9 million from the three months ended March 31, 2010.

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

Investment gains (losses) are as follows:

	Three Months Ended March 31,
	2011	2010
	(in millions)

Deferred compensation-related investments
Realized gains (losses)	$(3.3)	$(12.7)
Unrealized gains (losses)	13.0	23.9
Consolidated private equity fund investments
Realized gains (losses)	(1.9)	1.9
Unrealized gains (losses)	(7.0)	(20.6)
Seed capital and other investments
Realized gains (losses)	0.3	(2.8)
Unrealized gains (losses)	(0.1)	2.3
	$1.0	$(8.0)

Realized gains or losses on deferred compensation-related investments typically occur in December of each year, as well as the first quarter, as award tranches vest and related investments are sold to provide cash for payments to employees. The realized losses during the first quarters of 2011 and 2010 primarily relate to the liquidation of hedge fund investments. The unrealized gains on deferred compensation-related investments during the first quarters of 2011 and 2010 reflect the favorable financial markets during those periods.

Our consolidated private equity fund during the first quarter of 2011 incurred lower mark-to-market losses relating to publicly-traded securities held by the fund and higher mark-to-market gains relating to privately held securities.

Other Revenues, Net

Other revenues consist of fees earned for transfer agency services provided to company-sponsored mutual funds, fees earned for administration and recordkeeping services provided to company-sponsored mutual funds and the general accounts of AXA and its subsidiaries, and other miscellaneous revenues. Other revenues for the three months ended March 31, 2011 increased $0.3 million from the three months ended March 31, 2010, due primarily to higher shareholder servicing fees.

Index

Expenses

The following table summarizes the components of expenses:

	Three Months Ended March 31,
	2011	2010	$ Change	% Change
	(in millions)

Employee compensation and benefits	$339.5	$319.4	$20.1	6.3%
Promotion and servicing:
Distribution-related payments	74.8	66.8	8.0	12.0
Amortization of deferred sales commissions	10.3	12.1	(1.8)	(14.8)
Other	53.3	42.8	10.5	24.5
General and administrative:
General and administrative	132.9	126.0	6.9	5.4
Real estate charges	—	12.0	(12.0)	(100.0)
Interest	0.7	0.6	0.1	23.6
Amortization of intangible assets	5.5	5.4	0.1	1.1
Total	$617.0	$585.1	$31.9	5.4

Employee Compensation and Benefits

We had 4,123 full-time employees at March 31, 2011 compared to 4,276 at March 31, 2010.  Employee compensation and benefits consist of salaries (including severance), annual cash incentive awards, annual expense associated with the accrual of unvested deferred incentive compensation awards (net of forfeitures), commissions, fringe benefits and other employment costs (including recruitment, training, temporary help and meals).

Compensation expense as a percentage of net revenues was 44.9% and 44.1% for the three months ended March 31, 2011 and 2010, respectively. Compensation expense generally is determined on a discretionary basis and is primarily a function of our firm’s financial performance. Amounts are awarded to help us achieve our goal of attracting, motivating and retaining top talent while also helping ensure that our firm’s unitholders receive an appropriate return on their investment. Senior management, with the approval of the Compensation Committee of the Board, confirmed that the appropriate metric to consider in determining the amount of incentive compensation was the ratio of adjusted employee compensation and benefits expense to adjusted net revenues. During the first quarter of 2011, we made minor modifications to the adjusted compensation ratio calculation. Adjusted net revenues used in the adjusted compensation ratio are now the same as the adjusted net revenues presented as a non-GAAP measure (discussed earlier in this MD&A). Adjusted employee compensation and benefits expense is total employee compensation and benefits expense minus other employment costs such as recruitment, meals, temporary help, training and seminars, and now also excludes the impact of mark-to-market vesting expense, as well as dividends and interest expense, associated with employee deferred compensation-related investments. Senior management, with the approval of the Compensation Committee, also established as an objective that adjusted employee compensation and benefits expense generally should not exceed 50% of our adjusted net revenues except in unexpected or unusual circumstances. Our ratios of adjusted compensation expense as a percentage of adjusted revenues were 49.0% and 48.4%, respectively, for the three months ended March 31, 2011 and 2010.

For the three months ended March 31, 2011, base compensation, fringe benefits and other employment costs increased $12.3 million, or 8.7%, primarily due to higher salaries which resulted from annual merit increases. Commission expense increased $4.7 million, or 9.7%, primarily due to higher private client revenues. Incentive compensation increased $3.1 million, or 2.4%, reflecting a higher targeted adjusted compensation ratio in the first quarter of 2011 as compared to the first quarter of 2010.

Since 2009, deferred compensation awards to eligible employees, which typically vest ratably over four years, have been made in the form of restricted Holding Units or, under limited circumstances, deferred cash. Prior to 2009, employees receiving deferred compensation awards had the option to allocate a portion of their awards to notional investments in company-sponsored investment products (primarily mutual funds). Increases in the value of the notional investments in company-sponsored investment products increase the company’s compensation liability to employees, while decreases in the value of the investments decrease the company’s liability. The company generally purchased an amount of these investments equivalent to the notional investments and held them in a consolidated rabbi trust to economically hedge its exposure to valuation changes on its future obligations. Mark-to-market gains or losses on these investments are recognized in investment gains and losses as they occur. However, the impact of cumulative mark-to-market gains or losses is recognized as increases or decreases in compensation expense ratably over the remaining vesting period. As a result, there is not a direct correlation between current period deferred compensation-related investment gains or losses recognized in revenues and the amortization of cumulative mark-to-market investment gains or losses recognized in compensation expense. Although there can be significant volatility from period to period as the values of these investments change, if a participant remains employed by the company over the entire vesting period of the award, mark-to-market investment gains or losses recognized in revenues will, over that vesting period, equal mark-to-market investment gains or losses recognized in compensation expense.

Index

The investment gains and losses on deferred compensation-related investments recognized in net revenues as compared to the amortization of deferred compensation awards notionally invested in company-sponsored investment products are as follows:

	Three Months Ended March 31,
	2011	2010
	(in millions)

Investment gains (losses)	$9.7	$11.2

Amortization of awards notionally invested in company-sponsored investment products:
Original award	19.1	31.7
Prior periods’ mark-to-market	2.0	(3.5)
Current period mark-to-market	4.9	3.9
Total	26.0	32.1
Net operating income impact	$(16.3)	$(20.9)

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

Promotion and servicing expenses increased $16.7 million, or 13.7%, during the first three months of 2011 compared to the same period in 2010. The increase reflects higher distribution-related payments of $8.0 million, an increase of 12.0%, which is generally in line with the 10.6% increase in distribution revenues. In addition, travel and entertainment increased $4.8 million, transfers fees increased $2.9 million and trade execution and clearing costs increased $2.2 million, all attributable to increased business activity and new product launches. These increases were partially offset by a decrease in amortization of deferred sales commission of $1.8 million.

General and Administrative

General and administrative expenses include technology, professional fees, occupancy, communications and similar expenses. General and administrative expenses as a percentage of net revenues were 17.6% and 19.0% (17.4% excluding real estate charges) for the three months ended March 31, 2011 and 2010, respectively. General and administrative expenses decreased $5.1 million, or 3.7%, during the first three months of 2011 compared to the same period in 2010, primarily due to the first quarter of 2010 real estate charge of $12.0 million, partially offset by higher portfolio services expenses (including market data services and sub-advisory fees) of $3.1 million and higher professional fees of $2.5 million.

Non-Operating Income

Non-operating income consists of contingent purchase price payments earned from the disposition in 2005 of our cash management services. Non-operating income for the three months ended March 31, 2011 decreased $4.5 million, due to the cessation of contingent payments during the second quarter of 2010 pursuant to our agreement with Federated Investors, Inc.

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

Index

Income tax expense for the three months ended March 31, 2011 decreased $3.0 million, or 23.0%, from the three months ended March 31, 2010. The decrease is primarily the result of lower pre-tax earnings and a lower effective tax rate in the current year quarter of 7.2% as compared to 9.0% in the comparable prior year quarter.

Net (Income) Loss of Consolidated Entities Attributable to Non-Controlling Interests

Net (income) loss of consolidated entities attributable to non-controlling interests consists of limited partner interests owned by other investors representing 90% of the total limited partner interests in our consolidated venture capital fund and the 50% interest owned by AXA and its subsidiaries in our consolidated joint venture in Australia. On March 31, 2011, we purchased for $21.4 million the remaining 50% interest in the Australian joint venture. During the first three months of 2011, we had an $8.1 million net loss of consolidated entities attributable to non-controlling interests, due primarily to an $8.5 million net loss attributable to non-controlling interests of our consolidated venture capital fund (as a result of $8.9 million of net investment losses).  During the first quarter of 2010, we had a $16.8 million net loss of consolidated entities attributable to non-controlling interests, due primarily to a $17.6 million net loss attributable to non-controlling interests of our consolidated venture capital fund (as a result of $18.7 million of net investment losses).

CAPITAL RESOURCES AND LIQUIDITY

During the first quarter of 2011, net cash used in operating activities was $67.3 million compared to net cash provided by operating activities of $218.1 million during the first quarter of 2010. The change was due to an increase in purchases of Treasury Bills and additional seed investments and a decrease in accrued compensation, offset by a decrease in broker dealer-related net receivables.

During the first quarter of 2011, net cash used in investing activities was $22.8 million, compared to $0.5 million during the first quarter of 2010. In the first quarter of 2011, we purchased the remaining 50% of our Australian joint venture for $21.4 million.

During the first quarter of 2011, net cash used in financing activities was $153.8 million, compared to $232.6 million during the first quarter of 2010. The decrease reflects lower distributions to the General Partner and unitholders of $57.6 million as a result of lower earnings (distributions on earnings are paid one quarter in arrears) and higher issuance of commercial paper (net of repayments) of $83.9 million, offset by higher purchases of Holding Units to fund deferred compensation plans of $26.1 million and a decrease of $28.7 million in overdrafts payable.

Debt and Credit Facilities

At March 31, 2011 and December 31, 2010, AllianceBernstein had $266.0 million and $225.0 million, respectively, in commercial paper outstanding with weighted average interest rates of approximately 0.2% and 0.3%, respectively. The fair value of commercial paper and amounts outstanding under the 2010 credit facility described below are short-term in nature, and as such, recorded value is estimated to approximate fair value. Average daily borrowings of commercial paper during the first quarter of 2011 and the full-year 2010 were $297.5 million and $104.2 million, respectively, with weighted average interest rates of approximately 0.3% and 0.2%, respectively.

On December 9, 2010, AllianceBernstein entered into a committed, unsecured three-year senior revolving credit facility (the “2010 Credit Facility”) with a group of commercial banks and other lenders in an original principal amount of $1.0 billion with SCB LLC as an additional borrower.

The 2010 Credit Facility replaced AllianceBernstein’s existing $1.95 billion of committed credit lines (comprised of two separate lines – a $1.0 billion committed, unsecured revolving credit facility in the name of AllianceBernstein, which had a scheduled expiration date of February 17, 2011, and SCB LLC’s $950 million committed, unsecured revolving credit facility, which had a scheduled expiration date of January 25, 2011), both of which were terminated upon the effectiveness of the 2010 Credit Facility. AllianceBernstein has agreed to guarantee the obligations of SCB LLC under the 2010 Credit Facility.

The 2010 Credit Facility will be available for AllianceBernstein’s and SCB LLC’s business purposes, including the support of AllianceBernstein’s $1.0 billion commercial paper program. Both AllianceBernstein and SCB LLC can draw directly under the 2010 Credit Facility and management expects to draw on the 2010 Credit Facility from time to time.

The 2010 Credit Facility contains affirmative, negative and financial covenants, which are customary for facilities of this type, including, among other things, restrictions on dispositions of assets, restrictions on liens, a minimum interest coverage ratio and a maximum leverage ratio. We are in compliance with these covenants. The 2010 Credit Facility also includes customary events of default (with customary grace periods, as applicable), including provisions under which, upon the occurrence of an event of default, all outstanding loans may be accelerated and/or lender’s commitments may be terminated. Also, under such provisions, upon the occurrence of certain insolvency or bankruptcy related events of default, all amounts payable under the 2010 Credit Facility would automatically become immediately due and payable, and the lender’s commitments would automatically terminate.

Index

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

As of March 31, 2011 and December 31, 2010, we had no amounts outstanding under the 2010 Credit Facility. Average daily borrowings under the revolving credit facility outstanding during the first quarter of 2011 and the full-year 2010 were $0.4 million and $65.6 million, respectively, with weighted average interest rates of approximately 1.3% and 0.3%, respectively.

In addition, SCB LLC has five uncommitted lines of credit with four financial institutions. Two of these lines of credit permit us to borrow up to an aggregate of approximately $150.0 million while three lines have no stated limit.

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

Retirement Plan

We maintain a qualified, noncontributory, defined benefit retirement plan covering current and former employees who were employed by the company in the United States prior to October 2, 2000. Service and compensation after December 31, 2008 are not taken into account in determining participants’ retirement benefits. The amounts recognized in the consolidated financial statements related to the retirement plan are determined from actuarial valuations. Inherent in these valuations are assumptions including expected return on plan assets, discount rates at which liabilities could be settled and mortality rates. The assumptions are reviewed annually and may be updated to reflect the current environment. Key assumptions are described in Note 15 to AllianceBernstein’s consolidated financial statements in our Form 10-K for the year ended December 31, 2010. In accordance with U.S. generally accepted accounting principles, actual results that differ from those assumed are accumulated and amortized over future periods and, therefore, affect expense recognized and liabilities recorded in future periods.

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

ACCOUNTING PRONOUNCEMENTS

See Note 16 to AllianceBernstein’s condensed consolidated financial statements contained in Item 1.

CAUTIONS REGARDING FORWARD-LOOKING STATEMENTS

Certain statements provided by management in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. The most significant of these factors include, but are not limited to, the following: the performance of financial markets, the investment performance of sponsored investment products and separately-managed accounts, general economic conditions, industry trends, future acquisitions, competitive conditions and government regulations, including changes in tax regulations and rates and the manner in which the earnings of publicly-traded partnerships are taxed. We caution readers to carefully consider such factors. Further, such forward-looking statements speak only as of the date on which such statements are made; we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. For further information regarding these forward-looking statements and the factors that could cause actual results to differ, see “Risk Factors” in Part I, Item 1A of our Form 10-K for the year ended December 31, 2010 and Part II, Item 1A in this Form 10-Q. Any or all of the forward-looking statements that we make in Form 10-K, this Form 10-Q, other documents we file with or furnish to the SEC, and any other public statements we issue, may turn out to be wrong. It is important to remember that other factors besides those listed in “Risk Factors” and those listed below could also adversely affect our financial condition, results of operations and business prospects.

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

•
Our determination that adjusted employee compensation expense should not exceed 50% of our adjusted net revenues:  Aggregate employee compensation reflects employee performance and competitive compensation levels.  Fluctuations in our revenues and/or changes in competitive compensation levels could result in adjusted employee compensation expense being higher than 50% of our adjusted net revenues.

•
The degree to which the $89.6 million real estate charge we recorded during the third quarter of 2010 will reduce occupancy costs on existing real estate in 2011 and subsequent years:  The charge we recorded during the third quarter of 2010 and our estimates of reduced occupancy costs in future years are based on existing sub-leases, as well as our current assumptions of when we can sub-lease the remaining space and current market rental rates, which are factors largely beyond our control.  If our assumptions prove to be incorrect, we may be forced to take an additional charge and/or our estimated occupancy cost reductions may be less than we currently anticipate.

•
The pipeline of new institutional mandates not yet funded: Before they are funded, institutional mandates do not represent legally binding commitments to fund and, accordingly, the possibility exists that not all mandates will be funded in the amounts and at the times currently anticipated.

•
Our confidence that continuing to implement our long-term strategy will result in outflows continuing to decline and ultimately translate to positive net flows and better operating results: We cannot predict the timing or degree of global market growth, or our absolute or relative investment performance for our clients.  The actual performance of the capital markets and other factors beyond our control will affect our investment success for clients and asset flows.  Furthermore, improved flows depend on a number of factors, including our ability to deliver consistent, competitive investment performance, which cannot be assured, conditions of financial markets, changes and volatility in political, economic, capital market or industry conditions, consultant recommendations, and changes in our clients’ investment preferences, risk tolerances and liquidity needs.

OTHER INFORMATION

With respect to the unaudited condensed consolidated interim financial information of AllianceBernstein for the three months ended March 31, 2011, included in this quarterly report on Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information.  However, their separate report dated May 2, 2011 appearing herein states that they did not audit and they do not express an opinion on the unaudited condensed consolidated interim financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended (“Securities Act”) for their report on the unaudited condensed consolidated interim financial information because that report is not a “report” or a “part” of registration statements prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Securities Act.

Index

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to AllianceBernstein’s market risk for the quarterly period ended March 31, 2011.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

AllianceBernstein maintains a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed in our reports under the Exchange Act is (i) recorded, processed, summarized and reported in a timely manner, and (ii) accumulated and communicated to management, including the Chief Executive Officer and the Interim Chief Financial Officer, to permit timely decisions regarding our disclosure.

As of the end of the period covered by this report, management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Interim Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and the Interim Chief Financial Officer concluded that the disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the first quarter of 2011 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index

Part II

OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 8 to the condensed consolidated financial statements contained in Part I, Item 1.

Item 1A.	Risk Factors

In addition to the information set forth in this report, please consider carefully “Risk Factors” in Part I, Item 1A of our Form 10-K for the year ended December 31, 2010.  Such factors could materially affect our financial condition, results of operations and business prospects. See also our “Cautions Regarding Forward-Looking Statements” in Part I, Item 2.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no AllianceBernstein Units sold by AllianceBernstein in the period covered by this report that were not registered under the Securities Act.

The following table provides information relating to any AllianceBernstein Units bought by us or one of our affiliates in the quarter covered by this report:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of AllianceBernstein Units Purchased	(b) Average Price Paid Per AllianceBernstein Unit, net of Commissions	(c) Total Number of AllianceBernstein Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of AllianceBernstein Units that May Yet Be Purchased Under the Plans or Programs
1/1/11 - 1/31/11	—	$—	—	—
2/1/11 - 2/28/11	—	—	—	—
3/1/11 - 3/31/11(1)	188,725	22.64	—	—
Total	188,725	$22.64	—	—

(1) During March 2011, AllianceBernstein purchased 188,725 AllianceBernstein Units in private transactions.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Index

Item 6.	Exhibits

15.1	Letter from PricewaterhouseCoopers LLP, our independent registered public accounting firm, regarding unaudited interim financial information.

31.1	Certification of Mr. Kraus furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Mr. Farrell furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Date: May 2, 2011	ALLIANCEBERNSTEIN L.P.

	By:	/s/ Edward J. Farrell
Edward J. Farrell
Chief Accounting Officer and
Interim Chief Financial Officer