Form 10-Q
period 2011-06-30
ALLIANCEBERNSTEIN L.P.
filed 2011-07-29
CIK 1109448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files

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

The number of units of limited partnership interest outstanding as of June 30, 2011 was 278,011,850.

ALLIANCEBERNSTEIN L.P.

Index

Part I

FINANCIAL INFORMATION

Item 1.	Financial Statements

ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition
(in thousands, except unit amounts)

	June 30, 2011	December 31, 2010
	(unaudited)

ASSETS
Cash and cash equivalents	$383,295	$650,191
Cash and securities segregated, at fair value (cost: $1,015,102 and $1,109,785)	1,015,261	1,109,891
Receivables, net:
Brokers and dealers	276,943	299,314
Brokerage clients	733,491	747,049
Fees	310,028	343,473
Investments:
Deferred compensation-related	252,529	298,705
Other	670,453	457,850
Furniture, equipment and leasehold improvements, net	282,733	300,442
Goodwill	2,944,840	2,939,170
Intangible assets, net	199,892	205,862
Deferred sales commissions, net	68,364	76,156
Other assets	175,203	151,284
Total assets	$7,313,032	$7,579,387

LIABILITIES AND CAPITAL
Liabilities:
Payables:
Brokers and dealers	$203,496	$221,370
Securities sold not yet purchased	31,957	50,539
Brokerage clients	1,420,217	1,750,737
AllianceBernstein mutual funds	65,749	77,179
Accounts payable and accrued expenses	414,261	422,860
Accrued compensation and benefits	417,996	338,560
Debt	329,996	224,991
Total liabilities	2,883,672	3,086,236

Commitments and contingencies (See Note 8)

Capital:
General Partner	48,766	48,964
Limited partners: 278,011,850 and 278,115,232 units issued and outstanding	4,886,435	4,902,854
Capital contributions receivable from General Partner	(14,653)	(15,973)
Holding Units held for deferred compensation plans	(554,486)	(535,410)
Accumulated other comprehensive income (loss)	(11,101)	(31,801)
Partners’ capital attributable to AllianceBernstein Unitholders	4,354,961	4,368,634
Non-controlling interests in consolidated entities	74,399	124,517
Total capital	4,429,360	4,493,151
Total liabilities and capital	$7,313,032	$7,579,387

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index
ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Income
 (in thousands, except per unit amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Revenues:
Investment advisory and services fees	$508,323	$512,788	$1,023,315	$1,025,040
Bernstein research services	107,609	117,158	227,233	227,910
Distribution revenues	92,272	83,477	181,099	163,826
Dividend and interest income	4,926	4,911	10,018	8,822
Investment gains (losses)	(13,596)	(56,532)	(12,620)	(64,552)
Other revenues	29,108	27,735	55,963	54,297
Total revenues	728,642	689,537	1,485,008	1,415,343
Less: Interest expense	648	1,194	1,624	1,914
Net revenues	727,994	688,343	1,483,384	1,413,429

Expenses:
Employee compensation and benefits	326,867	312,813	666,368	632,238
Promotion and servicing:
Distribution-related payments	78,557	71,015	153,313	137,764
Amortization of deferred sales commissions	9,871	12,147	20,197	24,268
Other	59,319	49,816	112,661	92,645
General and administrative:
General and administrative	131,821	129,095	264,712	255,160
Real estate charges	18	—	36	11,983
Interest on borrowings	619	430	1,305	985
Amortization of intangible assets	5,296	5,378	10,731	10,755
Total expenses	612,368	580,694	1,229,323	1,165,798

Operating income	115,626	107,649	254,061	247,631

Non-operating income	—	2,258	—	6,773

Income before income taxes	115,626	109,907	254,061	254,404

Income taxes	8,243	13,127	18,252	26,131

Net income	107,383	96,780	235,809	228,273

Net loss of consolidated entities attributable to non-controlling interests	6,756	9,339	14,802	26,112

Net income attributable to AllianceBernstein Unitholders	$114,139	$106,119	$250,611	$254,385

Net income per AllianceBernstein Unit:
Basic	$0.41	$0.38	$0.89	$0.92
Diluted	$0.41	$0.38	$0.89	$0.91

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index
ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2011	2010

Cash flows from operating activities:
Net income	$235,809	$228,273
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred sales commissions	20,197	24,268
Amortization of non-cash deferred compensation	83,917	53,225
Depreciation and other amortization	41,762	41,373
Unrealized (gains) losses on deferred compensation-related investments	(12,340)	12,980
Unrealized loss on consolidated venture capital fund	15,538	28,454
Real estate asset write-off charges	—	5,196
Other, net	4,426	7,815
Changes in assets and liabilities:
Decrease in segregated cash and securities	94,630	39,987
Decrease (increase) in receivables	78,665	(218,764)
(Increase) in investments	(172,864)	(20,676)
(Increase) in deferred sales commissions	(12,405)	(17,126)
(Increase) decrease in other assets	(23,032)	4,114
(Decrease) increase in payables	(386,548)	323,830
(Decrease) increase in accounts payable and accrued expenses	(1,774)	34,993
Increase in accrued compensation and benefits	78,146	122,853
Net cash provided by operating activities	44,127	670,795

Cash flows from investing activities:
Purchases of investments	(17)	(73)
Proceeds from sales of investments	2,481	194
Additions to furniture, equipment and leasehold improvements, net	(11,598)	(3,685)
Purchase of equity portfolio business	(5,500)	—
Purchase of Australian joint venture	(21,384)	—
Net cash used in investing activities	(36,018)	(3,564)

Cash flows from financing activities:
Issuance (repayment) of commercial paper, net	89,699	(170,155)
Proceeds from bank loans	15,000	—
(Decrease) in overdrafts payable	(13,652)	(55)
Distributions to General Partner and unitholders	(270,752)	(341,862)
Distributions to non-controlling interests in consolidated entities	(2,925)	(992)
Capital contributions from General Partner	1,797	1,854
Additional investment by Holding with proceeds from exercise of compensatory options to buy Holding Units	1,476	8,101
Purchases of Holding Units to fund deferred compensation plan awards, net	(100,828)	(85,982)
Purchases of AllianceBernstein Units	(4,297)	—
Debt issuance costs	(69)	—
Other	(35)	(25)
Net cash used in financing activities	(284,586)	(589,116)

Effect of exchange rate changes on cash and cash equivalents	9,581	(22,235)

Net (decrease) increase in cash and cash equivalents	(266,896)	55,880
Cash and cash equivalents as of beginning of the period	650,191	614,216
Cash and cash equivalents as of end of the period	$383,295	$670,096

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index
ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2011
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

•
Asset allocation services, by which we offer strategies specifically-tailored for our clients (e.g., customized target-date fund retirement services for defined contribution plan sponsors and Dynamic Asset Allocation, a service which is designed to mitigate the effects of extreme market volatility on a portfolio in order to deliver more consistent returns).

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

In 2008, we created AllianceBernstein Defined Contribution Investments (“ABDC”), an initiative focused on expanding our capabilities in the defined contribution market. ABDC seeks to provide the most effective defined contribution investment solutions in the industry, as measured by product features, reliability, cost and flexibility, to meet specialized client needs by integrating research and investment design, product strategy, strategic partnerships (e.g., record-keeper partnerships and operations collaboration), and client implementation and service. In November 2010, we introduced Secure Retirement Strategies (“SRS”), a multi-manager target-date solution. SRS provides guaranteed lifetime retirement income backed by multiple insurers to participants of large defined contribution plans.

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

As of June 30, 2011, AXA, a société anonyme organized under the laws of France and the holding company for an international group of insurance and related financial services companies, through certain of its subsidiaries (“AXA and its subsidiaries”) owned approximately 1.4% of the issued and outstanding units representing assignments of beneficial ownership of limited partnership interests in Holding (“Holding Units”).

As of June 30, 2011, the ownership structure of AllianceBernstein, expressed as a percentage of general and limited partnership interests, was as follows:

AXA and its subsidiaries	60.9%
Holding	37.5
Unaffiliated holders	1.6
100.0%

AllianceBernstein Corporation (an indirect wholly-owned subsidiary of AXA, “General Partner”) is the general partner of both Holding and AllianceBernstein. AllianceBernstein Corporation owns 100,000 general partnership units in Holding and a 1% general partnership interest in AllianceBernstein. Including both the general partnership and limited partnership interests in Holding and AllianceBernstein, AXA and its subsidiaries had an approximate 62.4% economic interest in AllianceBernstein as of June 30, 2011.

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

Index
Reclassifications

The following prior period amounts have been reclassified to conform to the current year’s presentation: (i) real estate asset write-off charges, previously included in other adjustments to reconcile net income to net cash provided by operating activities in the condensed consolidated statement of cash flow, is currently shown separately and (ii) Board of Director unit and option award amortization expense, previously included in employee compensation and benefits expense in the condensed consolidated statements of income, have been reclassified to general and administrative expense.

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

On July 29, 2011, the General Partner declared a distribution of $115.1 million, or $0.41 per AllianceBernstein Unit, representing a distribution of Available Cash Flow for the three months ended June 30, 2011. The General Partner, as a result of its 1% general partnership interest, is entitled to receive 1% of each distribution. The distribution is payable on August 18, 2011 to holders of record on August 8, 2011.

Fees Receivable, Net

Fees receivable are shown net of allowances. An allowance for doubtful accounts related to investment advisory and services fees is determined through an analysis of the aging of receivables, assessments of collectibility based on historical trends and other qualitative and quantitative factors, including the following: our relationship with the client, the financial health (or ability to pay) of the client, current economic conditions and whether the account is closed or active. The allowance for doubtful accounts is not material to fees receivable.

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

Investments in United States Treasury Bills, mutual funds, and equity and fixed income securities are classified as either trading or available-for-sale securities. Trading investments are stated at fair value with unrealized gains and losses reported in investment gains and losses on the condensed consolidated statements of income. Available-for-sale investments are stated at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income in partners’ capital. Realized gains and losses on the sale of investments are reported in investment gains and losses on the condensed consolidated statements of income. Average cost is used to determine the realized gain or loss on investments sold.

We use the equity method of accounting for investments in limited partnership hedge funds. The equity in earnings of our limited partnership hedge fund investments is reported in investment gains and losses on the condensed consolidated statements of income.

The investments owned by our consolidated venture capital fund are generally illiquid and are initially valued at cost. These investments are adjusted to fair value to reflect the occurrence of “significant developments” (i.e., capital transactions or business, economic or market events). Adjustments to fair value are reported in investment gains and losses on the condensed consolidated statements of income. There are three private equity investments that we own directly outside of our consolidated venture capital fund.  Two of the investments are accounted for using the cost method; the third is accounted for at fair value.

Index
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

As of June 30, 2011, goodwill of $2.9 billion on the condensed consolidated statement of financial condition is composed of $2.8 billion as a result of the Bernstein Transaction and $145 million in regard to various smaller acquisitions.

We test our goodwill annually, as of September 30, for impairment. The carrying value of goodwill is also reviewed if facts and circumstances, such as significant declines in assets under management, revenues, earnings or the Holding Unit price, occur, suggesting possible impairment. As of September 30, 2010, the impairment test indicated that goodwill was not impaired.

To the extent that securities valuations are depressed for prolonged periods of time or we experience significant net redemptions, our assets under management, revenues, profitability and unit price may be adversely affected.  As a result, subsequent impairment tests may be based upon different assumptions and future cash flow projections, which may result in an impairment of this asset. Any impairment could reduce materially the recorded amount of goodwill with a corresponding charge to our earnings.

Intangible Assets, Net

Intangible assets consist primarily of costs assigned to acquired investment management contracts of SCB Inc. based on their estimated fair value at the time of acquisition, less accumulated amortization. As of June 30, 2011, intangible assets, net of accumulated amortization, of $199.9 million on the condensed consolidated statement of financial condition is composed of $197.4 million of definite-lived intangible assets subject to amortization, of which $191.5 million relates to the Bernstein Transaction, and $2.5 million of indefinite-lived intangible assets not subject to amortization in regard to a smaller acquisition. Intangible assets are recognized at fair value and are generally amortized on a straight-line basis over their estimated useful life of approximately 20 years. The gross carrying amount and accumulated amortization of intangible assets totaled $423.9 million and $224.0 million, respectively, as of June 30, 2011 and $419.2 million and $213.3 million, respectively, as of December 31, 2010. Amortization expense was $5.3 million and $5.4 million for the three months ended June 30, 2011 and 2010, respectively and $10.7 million and $10.8 million for the six months ended June 30, 2011 and 2010, respectively. Estimated annual amortization expense for each of the next five years is approximately $22 million.

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

We calculate AUM using established fair valuation methodologies, including market-based valuation methods and fair valuation methods. Market-based valuation methods include:  last sale/settle prices from an exchange for actively-traded listed equities, options and futures; evaluated bid prices from recognized pricing vendors for fixed income, asset-backed or mortgage-backed issues; mid prices from recognized pricing vendors and brokers for credit default swaps; and quoted bids or spreads from pricing vendors and brokers for other derivative products.  Fair valuation methods include discounted cash flow models, evaluation of assets versus liabilities or any other methodology that is validated and approved by our Valuation Committee. Fair valuation methods are used only where AUM cannot be valued using market-based valuation methods, such as in the case of private equity or illiquid securities. Investments utilizing fair valuation methods typically make up an insignificant amount of our total AUM.  Recent market volatility has not had a significant effect on our ability to acquire market data and, accordingly, our ability to use market-based valuation methods.

The Valuation Committee, which is composed of senior officers and employees, is responsible for overseeing the pricing and valuation of all investments held in client and AllianceBernstein portfolios.  The Valuation Committee has adopted a Statement of Pricing Policies describing principles and policies that apply to pricing and valuing investments held in these portfolios.  We have also established a Pricing Group, which reports to the Valuation Committee.  The Valuation Committee has delegated to the Pricing Group responsibility for overseeing the pricing process for all investments.

Bernstein Research Services revenue consists primarily of brokerage commissions received by Sanford C. Bernstein & Co., LLC (“SCB LLC”) and Sanford C. Bernstein Limited (“SCBL”), each a wholly-owned subsidiary of AllianceBernstein, for research and brokerage-related services provided to institutional investors. Brokerage commissions earned and related expenses are recorded on a trade-date basis. Bernstein Research Services also consists of underwriting fees, management fees, payments for research services and/or selling concessions from equity capital markets activities, which are recognized as the related services are performed.

Distribution revenues, shareholder servicing fees, and dividend and interest income are accrued as earned.

Deferred Compensation Plans

We maintain several unfunded, non-qualified deferred compensation plans under which annual awards to employees are generally made in the fourth quarter. For awards made before 2009, participants were permitted to allocate their awards: (i) among notional investments in Holding Units, certain of the investment services we provide to our clients and a money market fund, or (ii) under limited circumstances, to options to buy Holding Units. Awards in 2010 and 2009 consisted of restricted Holding Units and, under limited circumstances, deferred cash. We typically made investments in our services that were notionally elected by the participants and maintain them in a consolidated rabbi trust or separate custodial account. Awards generally vest over four years but can vest more quickly depending on the terms of the individual award, the age of the participant, or the terms of the participant’s employment, separation or retirement agreement. Upon vesting, awards are distributed to participants unless they have made a voluntary long-term election to defer receipt. Quarterly cash distributions on unvested Holding Units or restricted Holding Units for which a long-term deferral election has not been made are paid currently to participants. For awards made prior to December 2009, quarterly cash distributions on notional investments in Holding Units and income credited on notional investments in our investment services or the money market fund for which a long-term deferral election has been made are reinvested and distributed as elected by participants. For awards made in December 2010 and 2009, quarterly cash distributions on vested and unvested restricted Holding Units for which a long-term deferral election has been made are paid currently to participants.

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

Compensatory Unit Awards and Option Plans

We maintain compensation plans under which grants of restricted Holding Units and options to buy Holding Units have been granted to employees and eligible members of the Board of Directors (“Eligible Directors”) of the General Partner.

We recognize compensation expense related to equity compensation grants in the financial statements using the fair value method. Under the fair value method, compensation expense is measured at the grant date based on the estimated fair value of the award and is recognized ratably over the vesting period. Fair value of restricted Holding Unit awards is the closing price of a Holding Unit on the grant date; fair value of options is determined using the Black-Scholes option valuation model.

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

We engage in open-market purchases of Holding Units to help fund anticipated obligations under our incentive compensation award program and purchase Holding Units from employees to allow them to fulfill statutory tax withholding requirements at the time of distribution of long-term incentive compensation awards. During the second quarter and first six months of 2011, we purchased approximately 2.5 million and 4.7 million Holding Units for $51.0 million and $100.8 million, respectively. These amounts reflect open-market purchases of 2.5 million and 4.6 million Holding Units for $51.3 million and $99.0 million, respectively, with the remainder relating to employee tax withholding purchases, offset by Holding Units purchased by employees as part of a dividend reinvestment election. We intend to continue to engage in open-market purchases of Holding Units, from time to time, to help fund anticipated obligations under our incentive compensation award program.

We granted approximately 1.6 million and 1.7 million restricted Holding Unit awards to employees during the second quarter and first six months of 2011, respectively, for retention and recruitment purposes. To fund these awards, we allocated previously repurchased Holding Units that had been held in the consolidated rabbi trust. There were approximately 4.0 million unallocated Holding Units remaining in the consolidated rabbi trust as of June 30, 2011.

New Holding Units are issued upon exercise of options.  Proceeds received by Holding upon exercise of options are used to acquire newly-issued AllianceBernstein Units, increasing Holding’s percentage ownership interest in AllianceBernstein.

On July 26, 2010, the Amended and Restated 1997 Long Term Incentive Plan expired. Effective as of  July 1, 2010, we established the 2010 Long Term Incentive Plan (“2010 Plan”), which was adopted by Holding Unitholders at a special meeting held on June 30, 2010. Since the 2010 Plan was adopted, the following forms of awards have been available for grant to employees and Eligible Directors: (i) restricted Holding Units or phantom restricted Holding Units (a “phantom” award is a contractual right to receive Holding Units at a later date or upon a specified event); (ii) options to buy Holding Units; and (iii) other Holding Unit-based awards (including, without limitation, Holding Unit appreciation rights and performance awards).

The 2010 Plan will expire on June 30, 2020, and no awards under the 2010 Plan will be made after that date. Under the 2010 Plan, the number of newly-issued Holding Units with respect to which awards may be granted is 30 million. The 2010 Plan also permits us to award an additional 30 million Holding Units if we acquire the Holding Units on the open market or through private purchases.  As of June 30, 2011, we have granted 13.6 million Holding Unit awards, net of forfeitures, under the 2010 Plan. As of June 30, 2011, 27.0 million newly-issued Holding Units and 19.4 million repurchased Holding Units were available for grant.

Index
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

As of June 30, 2011, we are the investment manager for seven CDOs that meet the definition of a VIE due primarily to the lack of unilateral decision making authority of the equity holders.  The CDOs are alternative investment vehicles created for the sole purpose of issuing collateralized debt instruments that offer investors the opportunity for returns that vary with the risk level of their investment.  Our management fee structure for these CDOs will typically include a senior management fee, and may also include subordinated and incentive management fees.  We hold no equity interest in any of these CDOs.  For each of the CDOs, we evaluated the management fee structure, the current and expected economic performance of the entities and other provisions included in the governing documents of the CDOs that might restrict or guarantee an expected loss or residual return.  In accordance with ASC 810, we concluded that our investment management contract does not represent a variable interest in five of the seven CDOs.  As such, we are not required to consolidate these entities.

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

The cash, collateral investments (at fair value) and notes payable (at amortized cost) as of June 30, 2011 of these two unconsolidated CDOs are $22.0 million, $334.7 million and $343.5 million, respectively.

For the entities that meet FASB’s scope deferral, management reviews its agreements quarterly and its investments in, and other financial arrangements with, certain entities that hold client AUM to determine the variable interest entities that the company is required to consolidate. These entities include certain mutual fund products, hedge funds, structured products, group trusts, collective investment trusts and limited partnerships. We earn investment management fees on client assets under management of these entities, but we derive no other benefit from these assets and cannot use them in our operations.

As of June 30, 2011, we have significant variable interests in certain structured products and hedge funds with approximately $25.3 million in AUM. However, these variable interest entities do not require consolidation because management has determined that we are not the primary beneficiary of the expected losses or expected residual returns of these entities. Our maximum exposure to loss is limited to our aggregate investments of $0.1 million.

Index
Real Estate Charges

During 2010, we performed a comprehensive review of our real estate requirements in New York in connection with our workforce reductions that commenced in 2008. As a result, during 2010 we decided to sub-lease over 380,000 square feet in New York (approximately half of which has occurred) and largely consolidate our New York-based employees into two office locations from three. We recorded pre-tax real estate charges of $101.7 million in 2010 that reflected the net present value of the difference between the amount of our on-going contractual operating lease obligations for this space and our estimate of current market rental rates ($76.2 million), as well as the write-off of leasehold improvements, furniture and equipment related to this space ($25.5 million). We periodically review our assumptions and estimates used in recording this charge. During the first six months of 2011, no adjustments were made to the real estate liability. The following table summarizes the activity in the liability account relating to this charge for the following periods:

	June 30, 2011	December 31, 2010
	(in thousands)

Balance as of January 1,	$89,793	$—
Expense incurred	—	76,177
Deferred rent	—	22,954
Payments made	(10,099)	(9,814)
Interest accretion	819	476
Balance as of end of period	$80,513	$89,793

3.	Cash and Securities Segregated Under Federal Regulations and Other Requirements

As of June 30, 2011 and December 31, 2010, $1.0 billion and $1.1 billion, respectively, of United States Treasury Bills were segregated in a special reserve bank custody account for the exclusive benefit of brokerage customers of SCB LLC under Rule 15c3-3 of the Securities Exchange Act of 1934, as amended (“Exchange Act”).

AllianceBernstein Investments, Inc. (“AllianceBernstein Investments”), a wholly-owned subsidiary of AllianceBernstein and the distributor of company-sponsored mutual funds, maintains several special bank accounts for the exclusive benefit of customers.  As of June 30, 2011 and December 31, 2010, $15.4 million and $25.3 million, respectively, of cash were segregated in these bank accounts.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands, except per unit amounts)

Net income attributable to AllianceBernstein Unitholders	$114,139	$106,119	$250,611	$254,385

Weighted average units outstanding - basic	278,005	275,498	278,047	275,204
Dilutive effect of compensatory options to buy Holding Units	556	2,026	682	1,933
Weighted average units outstanding – diluted	278,561	277,524	278,729	277,137

Basic net income per AllianceBernstein Unit	$0.41	$0.38	$0.89	$0.92
Diluted net income per AllianceBernstein Unit	$0.41	$0.38	$0.89	$0.91

For the three months and six months ended June 30, 2011, we excluded 4,408,829 out-of-the-money options (i.e., options with an exercise price greater than the weighted average closing price of a unit for the relevant period), from the diluted net income per unit computation due to their anti-dilutive effect. For the three months and six months ended June 30, 2010, we excluded 5,048,345 out-of-the-money options from the diluted net income per unit computation due to their anti-dilutive effect.

Index
5.	Investments

Investments consist of:
	June 30, 2011	December 31, 2010
	(in thousands)

Available-for-sale	$14,909	$16,588
Trading:
Deferred compensation-related	209,260	239,787
United States Treasury Bills	37,994	52,975
Seed money	213,388	177,589
Other	72,458	35,259
Investments in limited partnership hedge funds:
Deferred compensation-related	43,269	58,918
Seed money/other	213,590	47,735
Consolidated private equity fund	81,594	101,360
Private equity	28,814	17,803
Other	7,706	8,541
Total investments	$922,982	$756,555

Total investments related to deferred compensation obligations of $252.5 million and $298.7 million as of June 30, 2011 and December 31, 2010, respectively, consist of company-sponsored mutual funds and limited partnership hedge funds. We typically made investments in our services that were notionally elected by deferred compensation plan participants and maintain them in a consolidated rabbi trust or separate custodial account. The rabbi trust and custodial account enable us to hold such investments separate from our other assets for the purpose of settling our obligations to participants. The investments held in the rabbi trust and custodial account remain available to the general creditors of AllianceBernstein.

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

We enter into various futures, forwards and swaps to economically hedge our seed money investments.  In addition, we have currency forwards that (i) represent seed money that our investment teams used to develop new products and services for our clients (the seed money was liquidated during the first quarter of 2011), (ii) economically hedge certain cash accounts, and (iii) economically hedge certain foreign investment advisory fees. We do not hold any derivatives designated in a formal hedge relationship under ASC 815-10, Derivatives and Hedging.

The following tables present the notional value and fair value as of June 30, 2011 and December 31, 2010 for derivative instruments not designated as hedging instruments:

	Notional Value	Asset Derivatives	Liability Derivatives
	(in thousands)
June 30, 2011:
Exchange-traded futures	$78,518	$—	$2,099
Currency forwards	123,848	201	721
Interest rate swaps	56,660	318	389
Credit default swaps	45,315	448	343
Total return swaps	26,326	57	768
Total derivatives	$330,667	$1,024	$4,320

Index

	Notional Value	Asset Derivatives	Liability Derivatives
	(in thousands)
December 31, 2010:
Exchange-traded futures	$16,973	$16	$318
Currency forwards	133,471	249	1,000
Interest rate swaps	43,210	1,197	239
Credit default swaps	74,915	182	1,036
Total return swaps	28,975	—	960
Total derivatives	$297,544	$1,644	$3,553

The derivative assets and liabilities are included in both receivables and payables to brokers and dealers on our condensed consolidated statement of financial condition.

The following table presents the gains and losses recognized in investment gains (losses) in the condensed consolidated statements of income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)

Exchange-traded futures	$431	$1,120	$(353)	$(180)
Currency forwards	(355)	(579)	(203)	(850)
Interest rate swaps	(838)	(2,028)	(710)	(2,409)
Credit default swaps	(322)	360	(204)	202
Total return swaps	(749)	936	(1,123)	936
Balance as of end of period	$(1,833)	$(191)	$(2,593)	$(2,301)

We may be exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments.  We take steps to minimize our counterparty exposure through a credit review and approval process.  In addition, we executed various collateral arrangements with counterparties to the over-the-counter derivative transactions that require both pledging and accepting collateral in the form of cash.  As of June 30, 2011 and December 31, 2010, we held $3.5 million and $6.9 million, respectively, of cash collateral payable to trade counterparties.  This obligation to return cash is reported in payables to brokers and dealers in our condensed consolidated statements of financial condition.

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

Certain of our standardized contracts for over-the-counter derivative transactions (“ISDA Master Agreements”) contain credit risk related contingent provisions related to the counterparties’ credit rating.  In some ISDA Master Agreements, if the counterparties’ credit rating (or in some agreements, our assets under management) falls below a specified threshold, either a default or a termination event permitting the counterparty to terminate the ISDA Master Agreement would be triggered.  In all agreements that provide for collateralization, various levels of collateralization of net liability positions are applicable, depending upon the credit rating of the counterparty.  As of June 30, 2011 and December 31, 2010, we delivered $10.0 million and $9.3 million, respectively, of cash collateral into brokerage accounts, which is reported in cash and cash equivalents in our condensed consolidated statements of financial condition.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables summarize the valuation of our financial instruments by pricing observability levels as of June 30, 2011 and December 31, 2010:

	Level 1	Level 2	Level 3	Total
	(in thousands)
June 30, 2011:
Money markets	$91,191	$—	$—	$91,191
U.S. Treasury bills	—	1,037,887	—	1,037,887
U.K. Treasury bills	—	8,134	—	8,134
Equity securities
Growth	103,919	9	—	103,928
Value	80,382	—	—	80,382
Blend	111,555	—	—	111,555
Other(1)	65,956	5,158	—	71,114
Fixed Income securities
Taxable(2)	96,418	22,398	—	118,816
Tax-exempt(3)	15,002	638	—	15,640
Other	18	—	—	18
Derivatives	—	1,024	—	1,024
Long exchange-traded options	8,563	—	—	8,563
Private equity	31,069	4,205	59,524	94,798
Total assets measured at fair value	$604,073	$1,079,453	$59,524	$1,743,050

Securities sold not yet purchased
Short equities – corporate	$21,749	$—	$—	$21,749
Short exchange-traded options	10,208	—	—	10,208
Derivatives	2,099	2,221	—	4,320
Total liabilities measured at fair value	$34,056	$2,221	$—	$36,277

Index

	Level 1	Level 2	Level 3	Total
	(in thousands)
December 31, 2010:
Money markets	$323,104	$—	$—	$323,104
U.S. Treasury bills	—	1,137,578	—	1,137,578
U.K. Treasury bills	—	7,911	—	7,911
Equity securities
Growth	97,161	188	69	97,418
Value	73,579	—	—	73,579
Blend	93,590	—	—	93,590
Other(1)	28,868	5,051	—	33,919
Fixed Income securities
Taxable(2)	130,122	21,491	—	151,613
Tax-exempt(3)	9,310	750	—	10,060
Other	17	—	—	17
Derivatives	16	1,628	—	1,644
Long exchange-traded options	9,027	—	—	9,027
Private equity	24,432	23,811	59,345	107,588
Total assets measured at fair value	$789,226	$1,198,408	$59,414	$2,047,048

Securities sold not yet purchased
Short equities – corporate	$42,914	$—	$—	$42,914
Short exchange-traded options	7,622	—	—	7,622
Other	3	—	—	3
Derivatives	318	3,235	—	3,553
Total liabilities measured at fair value	$50,857	$3,235	$—	$54,092

(1)	Primarily long positions in corporate equities traded through our options desk.
(2)	Primarily corporate and government securities.
(3)	Primarily municipal bonds.

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

•
Private equity: The valuation of non-public private equity investments owned by our consolidated venture capital fund requires significant management judgment due to the absence of quoted market prices, inherent lack of liquidity and the long-term nature of such investments. Private equity investments are valued initially at cost. The carrying values of private equity investments are adjusted either up or down from cost to reflect expected exit values as evidenced by financing and sale transactions with third parties, or when determination of a valuation adjustment is confirmed through ongoing review in accordance with our valuation policies and procedures. A variety of factors are reviewed and monitored to assess positive and negative changes in valuation including, but not limited to, current operating performance and future expectations of investee companies, industry valuations of comparable public companies, changes in market outlooks and the third party financing environment over time. In determining valuation adjustments resulting from the investment review process, particular emphasis is placed on current company performance and market conditions. Non-public equity investments are included in Level 3 of the valuation hierarchy because they trade infrequently and, therefore, their fair value is unobservable. Publicly-traded equity investments owned by our consolidated venture capital fund are included in Level 1 of the valuation hierarchy. If they contain trading restrictions, publicly-traded equity investments are included in Level 2 of the valuation hierarchy. One of our private securities went public in the first quarter of 2011 and due to a trading restriction period $3.6 million was transferred from a Level 3 classification to a Level 2 classification. During the second quarter of 2011, the trading restriction period for one of our public securities lapsed, and as a result $20.6 million was transferred from a Level 2 classification to a Level 1 classification.

Index
•	Securities sold not yet purchased: Securities sold not yet purchased, primarily reflecting short positions in equities and exchange-traded options, are included in Level 1 of the valuation hierarchy.

Effective January 1, 2011, we adopted the second part of ASU 2010-06, Improving Disclosures about Fair Value Measurements, which requires that purchases, sales, issuances and settlements be presented separately within the Level 3 reconciliation. The following table summarizes the change in carrying value associated with Level 3 financial instruments carried at fair value:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)

Balance as of beginning of period	$60,188	$102,256	$59,414	$98,559

Transfer (out) in, net	—	(82)	(3,588)	(163)
Purchases	2,769	3,089	7,416	5,811
Sales	—	(4,497)	(213)	(4,872)
Realized gains (losses), net	—	(2,481)	(2,860)	(2,429)
Unrealized gains (losses), net	(3,433)	4,436	(645)	5,815
Balance as of end of period	$59,524	$102,721	$59,524	$102,721

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

Assets Measured at Fair Value on a Nonrecurring Basis

There were no impairments recognized for goodwill, intangible assets or other long-lived assets as of June 30, 2011.

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

Index
The derivative claim, which was brought by Holding unitholders against the officers and directors of AllianceBernstein and in which plaintiffs sought an unspecified amount of damages, has been resolved pursuant to a stipulation of settlement with plaintiffs and the recovery of insurance proceeds totaling $23 million from relevant carriers.  The stipulation of settlement has been submitted to the court for final approval and, if approved by the court, will result in the settlement proceeds, after payment of plaintiffs’ legal fees, being disbursed to AllianceBernstein.

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

Other

During 2009, we entered into a subscription agreement under which we committed to invest up to $40 million in a venture capital fund over a six-year period. As of June 30, 2011, we had funded $12.8 million of this commitment.

Also during 2009, we were selected by the U.S. Treasury Department as one of nine pre-qualified investment managers under the Public-Private Investment Program. As part of the program, each investment manager is required to invest a minimum of $20 million in the Public-Private Investment Fund they manage. As of June 30, 2011, we had funded $18.0 million of this commitment.

9.	Qualified Employee Benefit Plans

We maintain a qualified profit sharing plan covering U.S. employees and certain foreign employees. Employer contributions are discretionary and generally limited to the maximum amount deductible for federal income tax purposes.

We maintain several defined contribution plans for foreign employees in our subsidiaries in the United Kingdom, Australia, Japan and other locations outside the United States. Employer contributions are generally consistent with regulatory requirements and tax limits. Defined contribution expense for foreign entities was $1.8 million during the three months ended June 30, 2011 and 2010 and $3.9 million and $3.6 million during the six months ended June 30, 2011 and 2010, respectively.

We maintain a qualified, noncontributory, defined benefit retirement plan (“Retirement Plan”) covering current and former employees who were employed by AllianceBernstein in the United States prior to October 2, 2000. Benefits are based on years of credited service, average final base salary (as defined in the Retirement Plan) and primary Social Security benefits. Service and compensation after December 31, 2008 are not taken into account in determining participants’ retirement benefits.

Our policy is to satisfy our funding obligation for each year in an amount not less than the minimum required by ERISA and not greater than the maximum amount we can deduct for federal income tax purposes. Through July 2011, we have made no contributions to the Retirement Plan and currently intend to contribute $6.9 million to the Retirement Plan later this year. Contribution estimates, which are subject to change, are based on regulatory requirements, future market conditions and assumptions used for actuarial computations of the Retirement Plan’s obligations and assets. Management, at the present time, has not determined the amount, if any, of additional future contributions that may be required.

Net (benefit) expense under the Retirement Plan consisted of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)

Interest cost on projected benefit obligations	$1,180	$1,139	$2,360	$2,278
Expected return on plan assets	(1,294)	(1,129)	(2,588)	(2,258)
Recognized actuarial loss	108	56	216	112
Amortization of transition asset	(36)	(36)	(72)	(72)
Net pension (benefit) charge	$(42)	$30	$(84)	$60

Index
10.	Units Outstanding

Changes in AllianceBernstein Units outstanding during the six-month period ended June 30, 2011 were as follows:

Outstanding as of December 31, 2010	278,115,232
Options exercised	86,543
Units issued	—
Units retired	(189,925)
Units forfeited	—
Outstanding as of June 30, 2011	278,011,850

In accordance with the Holding Partnership Agreement, when Holding issues Holding Units to AllianceBernstein, Holding is required to use the proceeds it receives from AllianceBernstein to purchase the equivalent number of newly-issued AllianceBernstein Units. Holding Units issued pertain to Holding Units newly issued under the 2010 Plan and could include: (i) restricted Holding Unit awards to Eligible Directors, (ii) restricted Holding Unit awards to eligible employees, (iii) restricted Holding Unit awards for recruitment, and (iv) restricted Holding Unit issuances in connection with certain employee separation agreements.

During March and June 2011, we purchased 188,725 and 1,200 AllianceBernstein Units, respectively, in private transactions and retired them.

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

At June 30, 2011 and December 31, 2010, AllianceBernstein had $315.0 million and $225.0 million, respectively, in commercial paper outstanding with weighted average interest rates of approximately 0.2% and 0.3%, respectively. The fair value of commercial paper and amounts outstanding under the 2010 Credit Facility described below are short-term in nature, and as such, recorded value is estimated to approximate fair value. Average daily borrowings of commercial paper during the first six months of 2011 and the full-year 2010 were $286.0 million and $104.2 million, respectively, with weighted average interest rates of approximately 0.2% for both periods.

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

The 2010 Credit Facility is available for AllianceBernstein’s and SCB LLC’s business purposes, including the support of AllianceBernstein’s $1.0 billion commercial paper program. Both AllianceBernstein and SCB LLC can draw directly under the 2010 Credit Facility and management expects to draw on the 2010 Credit Facility from time to time.

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

As of June 30, 2011 and December 31, 2010, we had no amounts outstanding under the 2010 Credit Facility. Average daily borrowings under the revolving credit facility outstanding during the first six months of 2011 and full-year 2010 were $0.2 million and $65.6 million, respectively, with weighted average interest rates of approximately 1.3% and 0.3%, respectively.

In addition, SCB LLC has five uncommitted lines of credit with four financial institutions. Two of these lines of credit permit us to borrow up to an aggregate of approximately $200.0 million while three lines have no stated limit.

At June 30, 2011 and December 31, 2010, AllianceBernstein had $15.0 million and zero, respectively, in uncommitted bank loans outstanding with a weighted average interest rate of approximately 0.9% at June 30, 2011. Average daily borrowings of bank loans during the first six months of 2011 and the full-year 2010 were $8.3 million and $2.4 million, respectively, with weighted average interest rates of approximately 1.3% and 1.5%, respectively.

13.	Comprehensive Income

Comprehensive income consisted of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)

Net income	$107,383	$96,780	$235,809	$228,273
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investments	141	(1,260)	527	(902)
Foreign currency translation adjustment	6,674	(11,749)	12,803	(29,965)
Changes in retirement plan related items	107	20	66	40
Comprehensive income	114,305	83,791	249,205	197,446
Comprehensive loss in consolidated entities attributable to non-controlling interests	6,760	10,897	15,089	27,043
Comprehensive income attributable to AllianceBernstein Unitholders	$121,065	$94,688	$264,294	$224,489

Index
14.	Changes in Capital

Changes in capital as of June 30, 2011 consisted of:

	Partners’ Capital Attributable to AllianceBernstein Unitholders	Non-Controlling Interests In Consolidated Entities	Total Capital
	(in thousands)

Balance as of December 31, 2010	$4,368,634	$124,517	$4,493,151
Comprehensive income (loss):
Net income (loss)	250,611	(14,802)	235,809
Other comprehensive income (loss), net of tax:
Unrealized gains on investments	494	33	527
Foreign currency translation adjustment	13,123	(320)	12,803
Changes in employee benefit related items	66	—	66
Comprehensive income (loss)	264,294	(15,089)	249,205

Cash distributions to General Partner and unitholders	(270,752)	—	(270,752)
Capital contributions (distributions)	1,797	(2,925)	(1,128)
Purchase of Australian joint venture	10,720	(32,104)	(21,384)
Purchase of AllianceBernstein Units	(4,297)	—	(4,297)
Compensation-related transactions	(15,435)	—	(15,435)
Balance as of June 30, 2011	$4,354,961	$74,399	$4,429,360

Changes in capital as of June 30, 2010 consisted of:

	Partners’ Capital Attributable to AllianceBernstein Unitholders	Non-Controlling Interests In Consolidated Entities	Total Capital
	(in thousands)

Balance as of December 31, 2009	$4,530,362	$171,593	$4,701,955
Comprehensive income (loss):
Net income (loss)	254,385	(26,112)	228,273
Other comprehensive income (loss), net of tax:
Unrealized (losses) gains on investments	(1,137)	235	(902)
Foreign currency translation adjustment	(28,799)	(1,166)	(29,965)
Changes in employee benefit related items	40	—	40
Comprehensive income (loss)	224,489	(27,043)	197,446

Cash distributions to General Partner and unitholders	(341,862)	—	(341,862)
Capital contributions (distributions)	1,854	(992)	862
Compensation-related transactions	(24,655)	—	(24,655)
Balance as of June 30, 2010	$4,390,188	$143,558	$4,533,746

15.	Acquisitions

On October 1, 2010, we acquired SunAmerica’s alternative investment group, an experienced team that manages a portfolio of hedge fund and private equity fund investments. The purchase price of this acquisition, accounted for under ASC 805, Business Combinations, was $49.0 million, consisting of $14.3 million of cash payments, $2.5 million of assumed deferred compensation liabilities and $32.2 million of net contingent consideration payable. The net contingent consideration payable consists of the net present value of three annual payments of $1.5 million to SunAmerica based on its assets under management transferred to us in the acquisition and the net present value of projected revenue sharing payments of $35.5 million based on projected newly-raised assets under management by the acquired group. This contingent consideration payable was offset by $4.1 million of performance-based fees earned in 2010 determined to be pre-acquisition consideration. The excess of the purchase price over the fair value of identifiable assets acquired resulted in the recognition of $46.1 million of goodwill. During the first six months of 2011, no adjustments were made to the contingent consideration payable.

Index
During the first quarter of 2011, AXA sold its 50% interest in our consolidated Australian joint venture to an unaffiliated third party as part of a larger transaction. On March 31, 2011, we purchased that 50% interest from the unaffiliated third party for $21.4 million, making our Australian entity a wholly-owned subsidiary. As a result, we eliminated $32.1 million of non-controlling interests in consolidated entities and increased partner’s capital attributable to AllianceBernstein unitholders by $10.7 million.

On May 31, 2011, we acquired Pyrander Capital Management, LLC, an investment management company jointly owned by Caxton Associates L.P. (“Caxton”) and Kurt Feuerman, a Caxton portfolio manager.  We hired Mr. Feuerman and members of his team from Caxton, and acquired investment management contracts of the investment vehicles the team manages. The purchase price of this acquisition, accounted for under ASC 805, Business Combinations, was $10.2 million, consisting of $5.5 million of cash payments, $4.4 million payable over the next two years and a miscellaneous liability of $0.3 million. The excess of the purchase price over the fair value of identifiable assets acquired resulted in the recognition of $5.7 million of goodwill. We also recorded $2.5 million of indefinite-lived intangible assets relating to the acquired fund’s investment management contracts and $2.0 million of definite-lived intangible assets relating to separately managed accounts’ relationships. Mr. Feuerman also received two restricted Holding unit awards; one with a three-year service condition and one with a five-year service condition and performance condition (assets under management targets). As a result of the service conditions, for accounting purposes these awards are considered compensation expense, not part of the purchase price. Also, we are contingently liable to pay Caxton an additional $4.4 million if Mr. Feuerman’s five-year service condition and performance condition are met.

16.	Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurement.  The changes to the existing guidance include how and when the valuation premise of highest and best use applies, the application of premiums and discounts, as well as new required disclosures.  This standard is effective for interim and annual periods beginning after December 15, 2011 and is not expected to have a material impact on our consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income.  This standard eliminates the current option to report other comprehensive income and its components in the statement of changes in equity.  An entity can elect to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive statements.  This standard will not change the items that constitute net income and other comprehensive income, when an item of other comprehensive income must be reclassified to net income or the earnings per unit computation (which will continue to be based on net income).  ASU No. 2011-05 is effective for interim and annual periods beginning after December 15, 2011.

Index
Report of Independent Registered Public Accounting Firm

To the General Partner and Unitholders
AllianceBernstein L.P.

We have reviewed the accompanying condensed consolidated statement of financial condition of AllianceBernstein L.P. ("AllianceBernstein") as of June 30, 2011, and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2011 and 2010, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2011 and 2010.  These interim financial statements are the responsibility of the management of AllianceBernstein Corporation, the General Partner.

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
July 29, 2011

Index
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

The second quarter of 2011 clearly was challenging, as rising concerns over European sovereign debt, unrest in the Middle East, the implications of the Japanese earthquake and signs of a slowdown in the U.S. economic recovery weighed on investment performance and drove equity investors out of the markets.

Our total assets under management (“AUM”) as of June 30, 2011 were $461.0 billion, down $16.3 billion, or 3.4%, compared to March 31, 2011, and up $12.8 billion, or 2.9%, compared to June 30, 2010.  During the second quarter of 2011, AUM decreased as a result of net outflows of $19.5 billion ($14.9 billion of which occurred in the Institutions channel), slightly offset by market appreciation of $2.0 billion and an additional inflow of $1.2 billion from the acquisition of an equity portfolio business.  During the twelve-month period ended June 30, 2011, AUM increased as a result of market appreciation of $82.4 billion and various acquisitions totaling $9.1 billion, partly offset by net outflows of $78.7 billion.

Institutional AUM decreased $12.3 billion, or 4.6%, to $254.5 billion during the second quarter of 2011, due to net outflows of $14.9 billion, slightly offset by market appreciation of $1.5 billion and an additional inflow of $1.1 billion from the acquisition of an equity portfolio business.  Net outflows of $14.9 billion increased from $12.9 billion in the first quarter of 2011 primarily due to an approximate 28% decrease in sales and an approximate 10% increase in redemptions and terminations.  The pipeline of won but unfunded institutional mandates increased to $6.2 billion as of June 30, 2011 from $4.0 billion as of March 31, 2011, largely due to institutional mandates within Customized Retirement Strategies, Real Asset Strategies and Real Estate Opportunities – – all new and growing businesses for us.

Retail AUM decreased $1.6 billion, or 1.2%, to $129.4 billion during the second quarter of 2011 as a result of net outflows of $2.0 billion, partly offset by market appreciation of $0.4 billion.  Although our redemptions and terminations increased to $8.6 billion from $7.7 billion in the first quarter of 2011 and we had cash outflows of $1.9 billion, our gross sales increased slightly from $8.2 billion in the first quarter of 2011 to $8.5 billion in the second quarter of 2011, with particular strength in mutual fund sales.

Private Client AUM decreased $2.4 billion, or 3.1%, to $77.1 billion during the second quarter of 2011 primarily as a result of net outflows of $2.6 billion. Redemptions and terminations decreased from $1.8 billion to $1.4 billion during the second quarter of 2011, while cash outflows increased from $1.2 billion to $2.7 billion and gross sales decreased from $2.3 billion to $1.5 billion.

Bernstein Research Services revenue for the second quarter of 2011 was $107.6 million, down $9.6 million, or 8.2%, compared to the second quarter of 2010, driven by lower market volumes.

Net revenues for the second quarter of 2011 increased $39.7 million, or 5.8%, to $728.0 million from $688.3 million in the second quarter of 2010.  Lower deferred compensation-related losses and higher distribution revenues were partly offset by lower Bernstein Research Services revenues.  Operating expenses for the second quarter of 2011 increased $31.7 million, or 5.5%, to $612.4 million from $580.7 million in the second quarter of 2010. Higher employee compensation and benefits expense, resulting from annual merit increases and higher deferred compensation vesting expense, and higher promotion and servicing expenses associated with increased business activity and new product launches, were partly offset by a decrease in amortization of deferred sales commissions.

Operating income for the second quarter of 2011 increased $8.0 million, or 7.4%, to $115.6 million compared to the second quarter of 2010, while our operating margin decreased slightly to 16.8% from 17.0%, primarily due to higher compensation expense, higher promotion and servicing expenses and the inclusion of lower net losses attributable to non-controlling interests.

Near-term challenges, and our continued underperformance in large cap equity services, caused higher client redemptions during the second quarter of 2011 that we were unable to offset with sufficient sales growth.  While the equity markets have been unwilling to reward our core investment discipline, which focuses on long-term value characteristics such as inexpensive cash flows in value stocks and undervalued earnings growth potential in growth stocks, we remain committed to it, and believe that staying true to our core research beliefs is in our clients' best interest over time. Also, we continue to make progress on our long-term strategy of diversifying our business to better meet clients’ evolving needs with new and innovative products and services. As noted above, during the second quarter we won Institutional mandates in Customized Retirement Strategies, Real Asset Strategies and Real Estate Opportunities.  We increased our Retail gross sales, based on continued success with new products like Dynamic Asset Allocation. In Private Client, we are delivering customized solutions to ultra-high net worth clients in a way that has been very well received.  The positive signs that we are seeing in these initiatives reinforces our belief that our strategy is the right one and will ultimately drive stronger performance, flows and operating results.

Index
Ongoing Strategy for Managing Infrastructure Costs

As previously disclosed in our Form 10-Q for the quarter ended March 31, 2011, we continue to explore ways to reduce infrastructure costs.  Among other steps, we have entered discussions with a major financial institution concerning the possible outsourcing of operations activities that support our institutional client accounts. These activities involve post-trade functions such as trade settlements, portfolio accounting, client reporting and performance measurement.  If an agreement is reached, it would result in various current AllianceBernstein employees becoming employees of the institution or an affiliate, and the eventual conversion from certain AllianceBernstein technology platforms to similar platforms maintained by the institution. Our research and investment management activities would not be involved in the outsourcing of any operations.

Assets Under Management

Assets under management by distribution channel were as follows:

	As of June 30,
	2011	2010	$ Change	% Change
	(in billions)

Institutions(1)	$254.5	$261.1	$(6.6)	(2.5)%
Retail	129.4	116.2	13.2	11.4
Private Client	77.1	70.9	6.2	8.6
Total	$461.0	$448.2	$12.8	2.9
__________________
(1)	Previously reported AUM for June 30, 2010 have been adjusted by removing an affiliated account for which we serve in an advisory capacity and do not have discretionary trading authority.

Assets under management by investment service were as follows:

	As of June 30,
	2011	2010	$ Change	% Change
	(in billions)
Equity
Value:
U.S.	$33.6	$36.4	$(2.8)	(7.7)%
Global & international	87.8	102.8	(15.0)	(14.6)
	121.4	139.2	(17.8)	(12.8)
Growth:
U.S.	28.5	30.8	(2.3)	(7.4)
Global & international	34.1	43.7	(9.6)	(21.8)
	62.6	74.5	(11.9)	(15.8)
Total Equity	184.0	213.7	(29.7)	(13.9)
Fixed Income:
U.S.	121.5	118.8	2.7	2.3
Global & international	94.3	79.7	14.6	18.3
	215.8	198.5	17.3	8.7
Other(1)(2):
U.S.	29.8	23.5	6.3	26.9
Global & international	31.4	12.5	18.9	151.3
	61.2	36.0	25.2	70.0
Total:
U.S.	213.4	209.5	3.9	1.9
Global & international	247.6	238.7	8.9	3.7
Total	$461.0	$448.2	$12.8	2.9
__________________
(1)	Previously reported AUM for June 30, 2010 have been adjusted by removing an affiliated account for which we serve in an advisory capacity and do not have discretionary trading authority.

(2)	Includes index, structured, asset allocation services and certain other alternative investments.

Index
Changes in assets under management for the three-month, six-month and twelve-month periods ended June 30, 2011 were as follows:

	Distribution Channel				Investment Service
	Institutions	Retail	Private Client	Total	Value Equity	Growth Equity	Fixed Income	Other(2)	Total
	(in billions)

Balance as of March 31, 2011	$266.8	$131.0	$79.5	$477.3	$137.4	$71.4	$210.0	$58.5	$477.3
Long-term flows:
Sales/new accounts	3.7	8.5	1.5	13.7	1.4	1.2	8.0	3.1	13.7
Redemptions/terminations	(15.3)	(8.6)	(1.4)	(25.3)	(11.9)	(7.9)	(5.3)	(0.2)	(25.3)
Cash flow/unreinvested dividends	(3.3)	(1.9)	(2.7)	(7.9)	(4.1)	(2.2)	(1.2)	(0.4)	(7.9)
Net long-term (outflows) inflows	(14.9)	(2.0)	(2.6)	(19.5)	(14.6)	(8.9)	1.5	2.5	(19.5)
Acquisitions	1.1	—	0.1	1.2	—	1.2	—	—	1.2
Market appreciation (depreciation)	1.5	0.4	0.1	2.0	(1.4)	(1.1)	4.3	0.2	2.0
Net change	(12.3)	(1.6)	(2.4)	(16.3)	(16.0)	(8.8)	5.8	2.7	(16.3)
Balance as of June 30, 2011	$254.5	$129.4	$77.1	$461.0	$121.4	$62.6	$215.8	$61.2	$461.0

	Distribution Channel				Investment Service
	Institutions	Retail	Private Client	Total	Value Equity	Growth Equity	Fixed Income	Other(2)	Total
	(in billions)

Balance as of December 31, 2010	$272.9	$127.0	$78.1	$478.0	$144.3	$74.3	$206.2	$53.2	$478.0
Long-term flows:
Sales/new accounts	8.9	16.7	3.8	29.4	3.8	2.8	16.8	6.0	29.4
Redemptions/terminations	(29.3)	(16.3)	(3.1)	(48.7)	(23.0)	(14.1)	(11.1)	(0.5)	(48.7)
Cash flow/unreinvested dividends	(7.5)	(3.2)	(3.9)	(14.6)	(8.2)	(3.8)	(2.6)	—	(14.6)
Net long-term (outflows) inflows	(27.9)	(2.8)	(3.2)	(33.9)	(27.4)	(15.1)	3.1	5.5	(33.9)
Acquisitions	1.1	—	0.1	1.2	—	1.2	—	—	1.2
Market appreciation	8.4	5.2	2.1	15.7	4.5	2.2	6.5	2.5	15.7
Net change	(18.4)	2.4	(1.0)	(17.0)	(22.9)	(11.7)	9.6	8.0	(17.0)
Balance as of June 30, 2011	$254.5	$129.4	$77.1	$461.0	$121.4	$62.6	$215.8	$61.2	$461.0

	Distribution Channel				Investment Service
			Private		Value	Growth	Fixed
	Institutions(1)	Retail	Client	Total	Equity	Equity	Income	Other(1)(2)	Total
	(in billions)

Balance as of June 30, 2010	$261.1	$116.2	$70.9	$448.2	$139.2	$74.5	$198.5	$36.0	$448.2
Long-term flows:
Sales/new accounts	16.6	30.6	7.4	54.6	8.0	4.6	33.8	8.2	54.6
Redemptions/terminations	(64.1)	(35.9)	(6.1)	(106.1)	(48.8)	(30.3)	(25.0)	(2.0)	(106.1)
Cash flow/unreinvested dividends	(14.6)	(6.7)	(5.9)	(27.2)	(13.8)	(7.3)	(6.9)	0.8	(27.2)
Net long-term (outflows) inflows	(62.1)	(12.0)	(4.6)	(78.7)	(54.6)	(33.0)	1.9	7.0	(78.7)
Acquisition	9.0	—	0.1	9.1	—	1.2	—	7.9	9.1
Market appreciation	46.5	25.2	10.7	82.4	36.8	19.9	15.4	10.3	82.4
Net change	(6.6)	13.2	6.2	12.8	(17.8)	(11.9)	17.3	25.2	12.8
Balance as of June 30, 2011	$254.5	$129.4	$77.1	$461.0	$121.4	$62.6	$215.8	$61.2	$461.0
__________________
(1)	Previously reported AUM for June 30, 2010 have been adjusted by removing an affiliated account for which we serve in an advisory capacity and do not have discretionary trading authority.

(2)	Includes index, structured, asset allocation services and certain other alternative investments.

Index
Average assets under management by distribution channel and investment service were as follows:

	Three Months Ended				Six Months Ended
	6/30/11	6/30/10	$ Change	% Change	6/30/11	6/30/10	$ Change	% Change
	(in billions)
Distribution Channel:
Institutions(1)	$264.0	$275.4	$(11.4)	(4.1)%	$268.5	$278.9	$(10.4)	(3.7)%
Retail	131.2	122.7	8.5	6.9	130.2	121.3	8.9	7.4
Private Client	78.8	74.0	4.8	6.5	78.9	73.9	5.0	6.7
Total	$474.0	$472.1	$1.9	0.4	$477.6	$474.1	$3.5	0.7

Investment Service:
Value Equity	$131.4	$155.3	$(23.9)	(15.4)%	$137.1	$159.0	$(21.9)	(13.8)%
Growth Equity	68.2	83.1	(14.9)	(17.9)	70.7	85.7	(15.0)	(17.5)
Fixed Income	213.7	195.4	18.3	9.4	211.2	191.9	19.3	10.1
Other (1)(2)	60.7	38.3	22.4	58.5	58.6	37.5	21.1	55.9
Total	$474.0	$472.1	$1.9	0.4	$477.6	$474.1	$3.5	0.7
__________________
(1)	Previously reported AUM for June 30, 2010 have been adjusted by removing an affiliated account for which we serve in an advisory capacity and do not have discretionary trading authority.

(2)	Includes index, structured, asset allocation services and certain other alternative investments.

Our Institutions channel’s second quarter 2011 average AUM of $264.0 billion declined $11.4 billion, or 4.1%, as compared to the second quarter of 2010.  This decline is primarily due to our Institutions channel AUM declining $6.6 billion, or 2.5%, to $254.5 billion at June 30, 2011. The decrease in average AUM exceeded the decrease in period-over-period AUM because we began the second quarter of 2010 with significantly higher AUM of $288.0 billion, resulting in a second quarter 2010 average AUM of $275.4 billion.  The $6.6 billion decline in AUM over the last twelve months was due to $62.1 billion of net outflows (consisting of net outflows of $66.1 billion in Value and Growth Equity services, offset by net inflows of $4.0 billion in Other services), offset by market appreciation of $46.5 billion (consisting of market appreciation of $32.8 billion in Value and Growth Equity services, $9.1 billion in Fixed Income services and $4.6 billion in Other services) and additional AUM from two acquisitions of $9.0 billion.

Our Retail channel’s second quarter 2011 average AUM of $131.2 billion increased $8.5 billion, or 6.9%, as compared to the second quarter of 2010.  This increase is primarily due to our Retail channel AUM increasing $13.2 billion, or 11.4%, to $129.4 billion at June 30, 2011. The increase in average AUM was smaller than the increase in period-over-period AUM because we began the second quarter of 2010 with significantly higher AUM of $127.8 billion, resulting in a second quarter 2010 average AUM of $122.7 billion.  The $13.2 billion increase in AUM over the last twelve months was due to market appreciation of $25.2 billion (consisting of market appreciation of $14.7 billion in Value and Growth Equity services, $5.4 billion in Other services and $5.1 billion in Fixed Income services), offset by $12.0 billion of net outflows (consisting of net outflows of $15.4 billion in Value and Growth Equity services, offset by net inflows of $2.3 billion in Fixed Income services and $1.1 billion in Other services).

Our Private Client channel’s second quarter 2011 average AUM of $78.8 billion increased $4.8 billion, or 6.5%, as compared to the second quarter of 2010.  This increase is primarily due to our Private Client channel AUM increasing $6.2 billion, or 8.6%, to $77.1 billion at June 30, 2011. The increase in average AUM was smaller than the increase in period-over-period AUM because we began the second quarter of 2010 with significantly higher AUM of $76.5 billion, resulting in a second quarter 2010 average AUM of $74.0 billion.  The $6.2 billion increase in AUM over the last twelve months was due to market appreciation of $10.7 billion (consisting of market appreciation of $9.2 billion in Value and Growth Equity services, $1.2 billion in Fixed Income services and $0.3 billion in Other services) and additional AUM from an acquisition of $0.1 billion, offset by $4.6 billion of net outflows (consisting of net outflows of $6.0 billion in Value and Growth Equity services and $0.3 billion in Fixed Income services, offset by net inflows of $1.7 billion in Other services).

Index
Absolute investment composite returns and relative performance compared to benchmarks for certain representative Value, Growth, Blend and Fixed Income services were as follows:

	Three months ended June 30, 2011	Six months ended June 30, 2011

Global Value
Absolute return	(2.1)%	2.3%
Relative return (vs. MSCI World Index – net)	(2.6)	(3.0)
International Value
Absolute return	(0.1)	2.2
Relative return (vs. MSCI EAFE Index – net)	(1.7)	(2.8)
Japan Value
Absolute return	(2.2)	(5.2)
Relative return (vs. TOPIX)	0.0	(0.8)
U.S. Diversified Value
Absolute return	(1.2)	5.2
Relative return (vs. Russell 1000 Value Index)	(0.7)	(0.7)
Global Research Growth
Absolute return	(1.6)	1.9
Relative return (vs. MSCI World Index – net)	(2.0)	(3.4)
Global Thematic Research
Absolute return	(3.9)	(1.5)
Relative return (vs. MCSI ACWI – net)	(4.1)	(6.2)
International Large Cap Growth
Absolute return	(0.8)	(2.0)
Relative return (vs. MSCI EAFE Index – net)	(2.4)	(7.0)
U.S. Large Cap Growth
Absolute return	(2.7)	4.0
Relative return (vs. Russell 1000 Growth Index)	(3.4)	(2.8)
Global Blend
Absolute return	(1.7)	2.3
Relative return (vs. MSCI World Index – net)	(2.2)	(3.0)
International Blend
Absolute return	(0.6)	0.2
Relative return (vs. MSCI EAFE Index – net)	(2.2)	(4.8)
Emerging Market Blend
Absolute return	(3.0)	(0.9)
Relative return (vs. MSCI EM Index – net)	(1.8)	(1.8)
Strategic Core Plus (fixed income)
Absolute return	2.1	3.2
Relative return (vs. Barclays US Aggregate)	(0.2)	0.4
Global Plus (fixed income)
Absolute return	3.3	4.9
Relative return (vs. Barclays Global Aggregate)	0.2	0.5
Emerging Market Debt (fixed income)
Absolute return	4.0	5.1
Relative return (vs. JMP EMBI Global)	0.0	0.0

Our U.S and global large cap equity services underperformed their benchmarks for the three- and six-month periods ended June 30, 2011. We attribute this underperformance to our adherence to our core investment discipline, which focuses on long-term value characteristics such as inexpensive cash flows in value stocks and undervalued earnings growth potential in growth stocks. Although the equity markets have been unwilling to reward these characteristics, our core research beliefs have not wavered, and we believe that staying true to our beliefs is in our clients' best interest over time.

It is likely that our underperformance during the first half of 2011 will place continued pressure on our equity flows during the remainder of 2011, particularly in the Institutions channel.

Index
Consolidated Results of Operations

	Three Months Ended				Six Months Ended
	6/30/11	6/30/10	$ Change	% Change	6/30/11	6/30/10	$ Change	% Change
	(in millions, except per unit amounts)

Net revenues	$728.0	$688.3	$39.7	5.8%	$1,483.4	$1,413.4	$70.0	4.9%
Expenses	612.4	580.7	31.7	5.5	1,229.3	1,165.8	63.5	5.4
Operating income	115.6	107.6	8.0	7.4	254.1	247.6	6.5	2.6
Non-operating income	—	2.3	(2.3)	(100.0)	—	6.8	(6.8)	(100.0)
Income before income taxes	115.6	109.9	5.7	5.2	254.1	254.4	(0.3)	(0.1)
Income taxes	8.2	13.1	(4.9)	(37.2)	18.3	26.1	(7.8)	(30.2)
Net income	107.4	96.8	10.6	11.0	235.8	228.3	7.5	3.3
Net loss of consolidated entities attributable to non-controlling interests	6.7	9.3	(2.6)	(27.7)	14.8	26.1	(11.3)	(43.3)
Net income attributable to AllianceBernstein Unitholders	$114.1	$106.1	$8.0	7.6	$250.6	$254.4	$(3.8)	(1.5)

Diluted net income per AllianceBernstein Unit	$0.41	$0.38	$0.03	7.9	$0.89	$0.91	$(0.02)	(2.2)

Distributions per AllianceBernstein Unit	$0.41	$0.38	$0.03	7.9	$0.89	$0.91	$(0.02)	(2.2)

Operating margin (1)	16.8%	17.0%			18.1%	19.4%
__________________
(1)	Operating income excluding net loss attributable to non-controlling interests as a percentage of net revenues.

Net income attributable to AllianceBernstein Unitholders for the three months ended June 30, 2011 increased $8.0 million, or 7.6%, from the three months ended June 30, 2010.  The increase was primarily due to (in millions):

$35.2	Lower deferred compensation-related losses
12.4	Lower cash incentive compensation
5.2	Lower severance
4.4	Lower seed capital and other investment losses
3.5	Higher net distribution revenues
(19.9)	Higher deferred compensation vesting expense
(11.9)	Higher salaries
(9.6)	Lower Bernstein revenues
(9.5)	Higher other promotion and servicing
(5.2)	Lower investment advisory base fees
3.4	Other
$8.0

Index

Net income attributable to AllianceBernstein Unitholders for the six months ended June 30, 2011 decreased $3.8 million, or 1.5%, from the six months ended June 30, 2010. The decrease was primarily due to (in millions):

$33.7	Higher deferred compensation-related gains
16.9	Lower cash incentive compensation
12.0	Lower real estate charges
7.8	Lower income taxes
5.9	Higher net distribution revenues
5.5	Lower severance
4.4	Higher seed money gains
(28.2)	Higher deferred compensation vesting expenses
(24.3)	Higher salaries
(20.1)	Higher other promotion and servicing
(7.0)	Higher commissions
(6.8)	Lower non-operating income
(5.4)	Higher professional fees
(4.7)	Higher portfolio services
6.5	Other
$(3.8)

Real Estate Charges

During 2010, we performed a comprehensive review of our real estate requirements in New York in connection with our workforce reductions that commenced in 2008. As a result, during 2010 we decided to sub-lease over 380,000 square feet in New York (approximately half of which has occurred) and largely consolidate our New York-based employees into two office locations from three. We therefore recorded a pre-tax real estate charge of $89.6 million in the third quarter of 2010 that reflected the net present value of the difference between the amount of our on-going contractual operating lease obligations for this space and our estimate of current market rental rates, as well as the write-off of leasehold improvements, furniture and equipment related to this space. Based on existing sub-leases when we recorded the charge, our then current assumptions of when we could sub-lease the remaining space and current market rental rates, we estimated that the charge would lower our occupancy costs on real estate commitments by approximately $21 million in 2011 and approximately $23 million in 2012 and subsequent years. These lower costs are, and will be, partially offset by additional leases entered into since the third quarter of 2010. We also recorded a real estate charge of $12.0 million in the first quarter of 2010. For additional information, see “Cautions Regarding Forward-Looking Statements”.

Index
Non-GAAP Measures

We are providing the non-GAAP measures “adjusted net revenues”, “adjusted operating income” and “adjusted operating margin” because they are the principle metrics management uses in evaluating and comparing period-to-period operating performance and we believe they are useful to investors.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)

Net revenues, GAAP basis	$727,994	$688,343	$1,483,384	$1,413,429
Exclude:
Deferred compensation-related investment (gains) losses	1,588	36,797	(8,152)	25,638
Deferred compensation-related dividends and interest	(524)	(920)	(1,156)	(1,720)
90% of consolidated venture capital fund investment (gains) losses	6,302	9,304	14,356	26,153
Distribution-related payments	(78,557)	(71,015)	(153,313)	(137,764)
Amortization of deferred sales commissions	(9,871)	(12,147)	(20,197)	(24,268)
Pass-through fees and expenses	(9,987)	(7,274)	(18,611)	(13,988)
Adjusted net revenues	$636,945	$643,088	$1,296,311	$1,287,480

Operating income, GAAP basis	$115,626	$107,649	$254,061	$247,631
Exclude:
Deferred compensation-related investment (gains) losses	1,588	36,797	(8,152)	25,638
Deferred compensation-related dividends and interest	(524)	(920)	(1,156)	(1,720)
Deferred compensation-related mark-to-market vesting (credit) expense	908	(19,082)	7,802	(18,725)
Deferred compensation-related dividends and interest expense	1,196	810	2,676	1,492
Net impact of deferred compensation-related investments	3,168	17,605	1,170	6,685
Real estate charges	18	—	36	11,983
Net loss (income) of consolidated entities attributable to non-controlling interests	6,756	9,339	14,802	26,112
Adjusted operating income	$125,568	$134,593	$270,069	$292,411

Adjusted operating margin	19.7%	20.9%	20.8%	22.7%

Adjusted operating income for the three months and six months ended June 30, 2011 decreased $9.0 million, or 6.7%, and $22.3 million, or 7.6%, respectively, from the three months and six months ended June 30, 2010. The decrease in the second quarter was primarily due to lower Bernstein Research Services revenues, higher other promotion and servicing expenses and lower investment advisory fees, partially offset by lower compensation expense (excluding the impact of deferred compensation mark-to-market vesting expense and dividends and interest expense) and lower seed money and other investment losses. The decrease in the six-month period was primarily due to higher other promotion and servicing expenses and higher general and administrative expenses (excluding real estate charges).

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

Adjusted Net Revenues

Adjusted net revenues exclude investment gains and losses and dividends and interest on deferred compensation-related investments, and 90% of the investment gains and losses of our consolidated venture capital fund attributable to non-controlling interests. In addition, adjusted net revenues offset distribution-related payments to third parties as well as amortization of deferred sales commissions against distribution revenues. We believe the offset of distribution-related payments from net revenues is useful for our investors and other users of our financial statements because such presentation appropriately reflects the nature of these costs as pass-through payments to third parties who perform functions on behalf of our sponsored mutual funds and/or shareholders of these funds. Amortization of deferred sales commissions is offset against net revenues because such costs, over time, essentially offset distribution revenues earned by the company. Beginning in the first quarter of 2011, we also exclude additional pass-through expenses we incur (primarily through our transfer agent) that are reimbursed and recorded as fees in revenues.  These fees have no impact on operating income, but they do have an impact on our operating margin. As such, we exclude these fees from adjusted net revenues.

Index
Adjusted Operating Income

Adjusted operating income represents operating income on a GAAP basis excluding (1) the impact on net revenues and compensation expense of the mark-to-market gains and losses (as well as the dividends and interest) associated with employee deferred compensation-related investments, (2) real estate charges, and (3) the net loss or income of consolidated entities attributable to non-controlling interests.

Prior to 2009, a large proportion of employee compensation was in the form of deferred awards that were notionally invested in AllianceBernstein investment services and generally vested over a period of four years. AllianceBernstein has economically hedged the exposure to market movements by purchasing and holding these investments on its balance sheet. The full value of the investments’ appreciation (depreciation) is recorded within investment gains and losses on the income statement in the current period. U.S. GAAP requires the appreciation (depreciation) in the compensation liability to be expensed over the award vesting period in proportion to the vested amount of the award as part of compensation expense. This creates a timing difference between the recognition of the compensation expense and the investment gain or loss impacting operating income, which will fluctuate over the life of the award and net to zero at the end of the multi-year vesting period. During periods of high market volatility these timing differences have an impact on operating income and operating margin, but over the life of the award any impact is ultimately offset. Because these plans are economically hedged, management believes it is useful to reflect the offset ultimately achieved from hedging the investments’ market exposure in the calculation of adjusted operating income, adjusted operating margin and adjusted diluted net income per Holding Unit, which produces core operating results from period to period. The non-GAAP measures exclude gains and losses and dividends and interest on deferred compensation-related investments included in revenues and compensation expense, thus eliminating the timing differences created by different treatment under U.S. GAAP of the market movement on the expense and the investments.

Real estate charges have been excluded because they are not considered part of our core operating results when comparing financial results from period to period and to industry peers.

Most of the net income or loss of consolidated entities attributable to non-controlling interests relates to the 90% limited partner interests held by third parties in our consolidated venture capital fund. We own a 10% limited partner interest in the fund. Because we are the general partner of the venture capital fund and are deemed to have a controlling interest, U.S. GAAP requires us to consolidate the financial results of the fund. However, recognizing 100% of the gains or losses in operating income while only retaining 10% is not reflective of our underlying financial results at the operating income level. As a result, we exclude the 90% limited partner interests we do not own from our adjusted operating income. Similarly, net income of joint ventures attributable to non-controlling interests, although not significant, is excluded because it does not reflect the economic interest attributable to AllianceBernstein.

Adjusted Operating Margin

Adjusted operating margin allows us to monitor our financial performance and efficiency from period to period and to compare our performance to industry peers without the volatility noted above in our discussion of adjusted operating income. Adjusted operating margin is derived by dividing adjusted operating income by adjusted net revenues.

Unit  Repurchases

AllianceBernstein engages in open-market purchases of Holding Units to help fund anticipated obligations under its incentive compensation award program and purchases of Holding Units from employees to allow them to fulfill statutory tax requirements at the time of distribution of long-term incentive compensation awards. During the second quarter and first six months of 2011, AllianceBernstein purchased approximately 2.5 million and 4.7 million Holding Units for $51.0 million and $100.8 million, respectively. These amounts reflect open-market purchases of 2.5 million and 4.6 million Holding Units for $51.3 million and $99.0 million, respectively, and the remainder relating to employee tax withholding purchases, offset by Holding Units purchased by employees as part of a dividend reinvestment election. We intend to continue to engage in open-market purchases of Holding Units, from time to time, to help fund anticipated obligations under our incentive compensation award program.

We granted approximately 1.6 million and 1.7 million restricted Holding Unit awards to employees during the second quarter and first six months of 2011, respectively, for retention and recruitment purposes. To fund these awards, we allocated previously repurchased Holding Units that had been held in the consolidated rabbi trust. There were approximately 4.0 million unallocated Holding Units remaining in the consolidated rabbi trust as of June 30, 2011.

Index
Net Revenues

The following table summarizes the components of net revenues:

	Three Months Ended				Six Months Ended
	6/30/11	6/30/10	$ Change	% Change	6/30/11	6/30/10	$ Change	% Change
	(in millions)
Investment advisory and services fees:
Institutions:
Base fees	$161.8	$185.7	$(23.9)	(12.9)%	$335.0	$382.4	$(47.4)	(12.4)%
Performance-based fees	3.6	2.9	0.7	25.4	8.4	5.6	2.8	50.5
	165.4	188.6	(23.2)	(12.3)	343.4	388.0	(44.6)	(11.5)
Retail:
Base fees	171.3	158.3	13.0	8.2	337.2	310.1	27.1	8.7
Performance-based fees	—	—	—	—	—	—	—	—
	171.3	158.3	13.0	8.2	337.2	310.1	27.1	8.7
Private Client:
Base fees	171.4	165.7	5.7	3.4	342.2	326.8	15.4	4.7
Performance-based fees	0.2	0.1	0.1	73.3	0.5	0.1	0.4	527.7
	171.6	165.8	5.8	3.5	342.7	326.9	15.8	4.8
Total:
Base fees	504.5	509.7	(5.2)	(1.0)	1,014.4	1,019.3	(4.9)	(0.5)
Performance-based fees	3.8	3.0	0.8	26.8	8.9	5.7	3.2	57.5
	508.3	512.7	(4.4)	(0.9)	1,023.3	1,025.0	(1.7)	(0.2)

Bernstein research services	107.6	117.2	(9.6)	(8.2)	227.2	227.9	(0.7)	(0.3)
Distribution revenues	92.3	83.5	8.8	10.5	181.1	163.8	17.3	10.5
Dividend and interest income	4.9	4.9	—	—	10.0	8.8	1.2	13.6
Investment gains (losses)	(13.6)	(56.5)	42.9	(75.9)	(12.6)	(64.5)	51.9	(80.4)
Other revenues	29.1	27.7	1.4	5.0	56.0	54.3	1.7	3.1
Total revenues	728.6	689.5	39.1	5.7	1,485.0	1,415.3	69.7	4.9
Less: interest expense	0.6	1.2	(0.6)	(45.7)	1.6	1.9	(0.3)	(15.2)
Net revenues	$728.0	$688.3	$39.7	5.8	$1,483.4	$1,413.4	$70.0	4.9

Investment Advisory and Services Fees

Investment advisory and services fees are the largest component of our revenues. These fees are generally calculated as a percentage of the value of AUM as of a specified date, or as a percentage of the value of average AUM for the applicable billing period, and vary with the type of investment service, the size of account and the total amount of assets we manage for a particular client. Accordingly, fee income generally increases or decreases as AUM increase or decrease and is therefore affected by market appreciation or depreciation, the addition of new client accounts or client contributions of additional assets to existing accounts, withdrawals of assets from and termination of client accounts, purchases and redemptions of mutual fund shares, shifts of assets between accounts or products with different fee structures, and acquisitions. Our average basis points realized (investment advisory fees divided by average AUM) generally are between 50 to 70 basis points for equity services, 25 to 45 basis points for fixed income services and 5 to 15 basis points for index or passive services. As such, a shift of client assets from active equity services toward fixed income services and/or passive services results in a decline in revenues just as a shift of assets toward active equity services would increase revenues.

We calculate AUM using established fair valuation methodologies, including market-based valuation methods and fair valuation methods. Market-based valuation methods include:  last sale/settle prices from an exchange for actively-traded listed equities, options and futures; evaluated bid prices from recognized pricing vendors for fixed income, asset-backed or mortgage-backed issues; mid prices from recognized pricing vendors and brokers for credit default swaps; and quoted bids or spreads from pricing vendors and brokers for other derivative products.  Fair valuation methods include discounted cash flow models, evaluation of assets versus liabilities or any other methodology that is validated and approved by our Valuation Committee. Fair valuation methods are used only where AUM cannot be valued using market-based valuation methods, such as in the case of private equity or illiquid securities. Investments utilizing fair value methods typically make up an insignificant amount of our total AUM.  Market volatility has not had a significant effect on our ability to acquire market data and, accordingly, our ability to use market-based valuation methods.

Index
The Valuation Committee, which is composed of senior officers and employees, is responsible for overseeing the pricing and valuation of all investments held in client and AllianceBernstein portfolios. The Valuation Committee has adopted a Statement of Pricing Policies describing principles and policies that apply to pricing and valuing investments held in these portfolios. We have also established a Pricing Group, which reports to the Valuation Committee.  The Valuation Committee has delegated to the Pricing Group responsibility for overseeing the pricing process for all investments.

We sometimes charge our clients performance-based fees. In these situations, we charge a base advisory fee and are eligible to earn an additional performance-based fee or incentive allocation that is calculated as either a percentage of absolute investment results or a percentage of investment results in excess of a stated benchmark over a specified period of time. Some performance-based fees include a high-watermark provision, which generally provides that if a client account underperforms relative to its performance target (whether absolute or relative to a specified benchmark), it must gain back such underperformance before we can collect future performance-based fees. Therefore, if we fail to achieve our performance target for a particular period, we will not earn a performance-based fee for that period and, for accounts with a high-watermark provision, our ability to earn future performance-based fees will be impaired. We are eligible to earn performance-based fees on approximately 12% of the assets we manage for institutional clients and approximately 3% of the assets we manage for private clients (in total, approximately 7% of our company-wide AUM). If the percentage of our AUM subject to performance-based fees grows, seasonality and volatility of revenue and earnings are likely to become more significant. Approximately three-fourths of our hedge fund AUM is subject to high-watermarks and a significant majority of this AUM is below high-watermarks by 10% or more. Accordingly, it is very unlikely we will earn performance-based fees on these hedge funds in 2011.

For the three months ended June 30, 2011, our investment advisory and services fees decreased by $4.4 million, or 0.9%, from the second quarter of 2010, primarily due to a decrease of $5.2 million in base fees. For the six months ended June 30, 2011, our investment advisory and services fees decreased by $1.7 million, or 0.2%, from the six months ended June 30, 2010, primarily due to a decrease of $4.9 million in base fees, offset by an increase of $3.2 million in performance fees.

Institutional investment advisory and services fees for the three months ended June 30, 2011 decreased by $23.2 million, or 12.3%, from the three months ended June 30, 2010, primarily due to a shift in product mix from Equities to Fixed Income and Other services. Average AUM for Equity services decreased 25.4% while average AUM for Fixed Income and Other services increased 8.2% and 82.9%, respectively. Institutional investment advisory and services fees for the six months ended June 30, 2011 decreased by $44.6 million, or 11.5%, from the six months ended June 30, 2010, primarily due to a shift in product mix from Equities to Fixed Income and Other services. Average AUM for Equity services decreased 23.0% while average AUM for Fixed Income and Other services increased 8.2% and 77.3%, respectively.

Retail investment advisory and services fees for the three months ended June 30, 2011 increased by $13.0 million, or 8.2%, from the three months ended June 30, 2010, primarily due to a 6.9% increase in average AUM and the impact of significant net sales of long-term non-U.S. global fixed income mutual funds, which generally have higher fees as compared to long-term U.S. mutual funds. Retail investment advisory and services fees for the six months ended June 30, 2011 increased by $27.1 million, or 8.7%, from the six months ended June 30, 2010, primarily due to a 7.4% increase in average AUM and the impact of significant net sales of long-term non-U.S. global fixed income mutual funds, which generally have higher fees as compared to long-term U.S. mutual funds.

Private client investment advisory and services fees for the three months ended June 30, 2011 increased by $5.8 million, or 3.5%, from the three months ended June 30, 2010, primarily as a result of higher base fees of $5.7 million, or 3.4%, reflecting an increase in billable AUM of 4.5%. Private client investment advisory and services fees for the six months ended June 30, 2011 increased by $15.8 million, or 4.8%, from the six months ended June 30, 2010, primarily as a result of higher base fees of $15.4 million, or 4.7%, reflecting an increase in billable AUM of 5.1%.

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

Revenues from Bernstein Research Services for the three months and six months ended June 30, 2011 decreased $9.6 million, or 8.2%, and $0.7 million, or 0.3%, respectively, from the corresponding period in 2010. The decrease was driven by lower market volumes.

Index
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

Distribution revenues for the three and six months ended June 30, 2011 increased $8.8 million, or 10.5%, and $17.3 million, or 10.5%, respectively, compared to the corresponding periods in 2010, which is essentially in line with the 6.9% and 7.4% increase in Retail average AUM, but also reflects a higher increase in the Retail AUM on which we receive distribution fees compared to sub-advisory AUM on which we do not receive distribution fees.

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

Dividend and Interest Income and Interest Expense

Dividend and interest income consists primarily of investment income and interest earned on customer margin balances and U.S. Treasury Bills. Interest expense principally reflects interest accrued on cash balances in customers’ brokerage accounts. Dividend and interest income, net of interest expense, for the three and six months ended June 30, 2011 increased $0.6 million and $1.5 million, respectively, from the corresponding periods in 2010.

Investment Gains (Losses)

Investment gains (losses) consist of realized and unrealized investment gains or losses on: (i) deferred compensation-related investments, (ii) investments owned by our consolidated venture capital fund, (iii) U.S. Treasury Bills, (iv) broker-dealer over-the-counter trading, (v) exchange-traded options and equities, (vi) seed money investments and (vii) derivatives. Investment gains (losses) also include realized gains or losses on the sale of seed money investments classified as available-for-sale securities and equity in earnings of proprietary investments in limited partnership hedge funds that we sponsor and manage.

Investment gains (losses) are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in millions)
Deferred compensation-related investments
Realized gains (losses)	$(0.9)	$—	$(4.2)	$(12.6)
Unrealized gains (losses)	(0.7)	(36.8)	12.3	(13.0)
Consolidated private equity fund investments
Realized gains (losses)	1.5	(2.5)	(0.4)	(0.6)
Unrealized gains (losses)	(8.5)	(7.8)	(15.5)	(28.5)
Seed capital and other investments
Realized gains (losses)	(1.4)	(6.0)	(1.1)	(8.7)
Unrealized gains (losses)	(3.6)	(3.4)	(3.7)	(1.1)
	$(13.6)	$(56.5)	$(12.6)	$(64.5)

Realized gains or losses on deferred compensation-related investments typically occur in December of each year, as well as the first quarter, as award tranches vest and related investments are sold to provide cash for payments to employees. The realized losses during the first six months of 2011 and 2010 primarily relate to the liquidation of hedge fund investments. The unrealized losses on deferred compensation-related investments during the second quarter of 2011 and 2010 reflect the unfavorable financial markets during those periods.

Our consolidated private equity fund during the first six months of 2011 incurred lower mark-to-market losses relating to publicly-traded securities held by the fund, offset by lower mark-to-market gains relating to privately held securities.

Index
Other Revenues, Net

Other revenues consist of fees earned for transfer agency services provided to company-sponsored mutual funds, fees earned for administration and recordkeeping services provided to company-sponsored mutual funds and the general accounts of AXA and its subsidiaries, and other miscellaneous revenues. Other revenues for the three and six months ended June 30, 2011 increased $1.4 million and $1.7 million, respectively, from the corresponding periods in 2010, due primarily to higher shareholder servicing fees.

Expenses

The following table summarizes the components of expenses:

	Three Months Ended				Six Months Ended
	6/30/11	6/30/10	$ Change	% Change	6/30/11	6/30/10	$ Change	% Change
	(in millions)

Employee compensation and benefits	$326.9	$312.8	$14.1	4.5%	$666.4	$632.2	$34.2	5.4%
Promotion and servicing:
Distribution-related payments	78.6	71.0	7.6	10.6	153.3	137.8	15.5	11.3
Amortization of deferred sales commissions	9.9	12.2	(2.3)	(18.7)	20.2	24.3	(4.1)	(16.8)
Other	59.3	49.8	9.5	19.1	112.7	92.6	20.1	21.6
General and administrative:
General and administrative	131.8	129.1	2.7	2.1	264.7	255.1	9.6	3.7
Real estate charges	—	—	—	—	—	12.0	(12.0)	(100.0)
Interest	0.6	0.4	0.2	44.0	1.3	1.0	0.3	32.5
Amortization of intangible assets	5.3	5.4	(0.1)	(1.5)	10.7	10.8	(0.1)	(0.2)
Total	$612.4	$580.7	$31.7	5.5	$1,229.3	$1,165.8	$63.5	5.4

Employee Compensation and Benefits

We had 4,075 full-time employees at June 30, 2011 compared to 4,263 at June 30, 2010.  Employee compensation and benefits consist of salaries (including severance), annual cash incentive awards, annual expense associated with the accrual of unvested deferred incentive compensation awards (net of forfeitures), commissions, fringe benefits and other employment costs (including recruitment, training, temporary help and meals).

Compensation expense as a percentage of net revenues was 44.9% and 45.4% for the three months ended June 30, 2011 and 2010, respectively. For the six months ended June 30, 2011 and 2010, compensation expense as a percentage of net revenues was 44.9% and 44.7%, respectively. Compensation expense generally is determined on a discretionary basis and is primarily a function of our firm’s financial performance. Amounts are awarded to help us achieve our goal of attracting, motivating and retaining top talent while also helping ensure that our firm’s unitholders receive an appropriate return on their investment. Senior management, with the approval of the Compensation Committee of the Board (“Compensation Committee”), confirmed that the appropriate metric to consider in determining the amount of incentive compensation was the ratio of adjusted employee compensation and benefits expense to adjusted net revenues. During the first quarter of 2011, we made minor modifications to the adjusted compensation ratio calculation. Adjusted net revenues used in the adjusted compensation ratio are now the same as the adjusted net revenues presented as a non-GAAP measure (discussed earlier in this MD&A). Adjusted employee compensation and benefits expense is total employee compensation and benefits expense minus other employment costs such as recruitment, training, temporary help and meals, and now also excludes the impact of mark-to-market vesting expense, as well as dividends and interest expense, associated with employee deferred compensation-related investments. Senior management, with the approval of the Compensation Committee, also established as an objective that adjusted employee compensation and benefits expense generally should not exceed 50% of our adjusted net revenues except in unexpected or unusual circumstances. Our ratios of adjusted compensation expense as a percentage of adjusted revenues were 49.5% and 49.7%, respectively, for the three months ended June 30, 2011 and 2010. For the six months ended June 30, 2011 and 2010, our ratios of adjusted compensation expense as a percentage of adjusted revenues were 49.2% and 49.0%, respectively.

For the three months ended June 30, 2011, base compensation, fringe benefits and other employment costs increased $8.0 million, or 5.6%, primarily due to higher salaries which resulted from annual merit increases partially offset by lower severance. Incentive compensation increased $3.8 million, or 3.2%, reflecting a higher deferred compensation vesting expense, offset by lower cash incentive compensation expense. Commission expense increased $2.3 million, or 4.6%, primarily due to higher private client revenues. For the six months ended June 30, 2011, base compensation, fringe benefits and other employment costs increased $20.3 million, or 7.1%, primarily due to higher salaries which resulted from annual merit increases partially offset by lower severance. Commission expense increased $7.0 million, or 7.1%, primarily due to higher private client revenues. Incentive compensation increased $6.8 million, or 2.7%, reflecting a higher deferred compensation vesting expense, offset by lower cash incentive compensation expense.

Index
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

The investment gains and losses on deferred compensation-related investments recognized in net revenues as compared to the amortization of deferred compensation awards notionally invested in company-sponsored investment products are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in millions)

Investment gains (losses)	$(1.6)	$(36.8)	$8.1	$(25.6)

Amortization of awards notionally invested in company-sponsored investment products:
Original award	18.4	31.2	37.5	62.8
Prior periods mark-to-market	2.4	(2.7)	4.4	(6.3)
Current period mark-to-market	(1.5)	(16.3)	3.4	(12.4)
Total	19.3	12.2	45.3	44.1
Net operating income impact	$(20.9)	$(49.0)	$(37.2)	$(69.7)

The amortization of the original awards will continue to decline due to the fact that, since 2009, substantially all deferred compensation awards have been in the form of restricted Holding Units. Current period mark-to-market amortization generally correlates (within a range) to the investment mark-to-market gains and losses for the applicable period.

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

Promotion and servicing expenses for the three months ended June 30, 2011 increased $14.8 million, or 11.1%. The increase reflects higher distribution-related payments of $7.6 million, an increase of 10.6%, which is generally in line with the 10.5% increase in distribution revenues. In addition, travel and entertainment increased $2.6 million, transfers fees increased $3.6 million and trade execution and clearing costs increased $2.3 million, all attributable to increased business activity and new product launches.  These increases were partially offset by a decrease in amortization of deferred sales commissions of $2.3 million. Promotion and servicing expenses for the six months ended June 30, 2011 increased $31.5 million, or 12.4%. The increase reflects higher distribution-related payments of $15.5 million, an increase of 11.3%, which is generally in line with the 10.5% increase in distribution revenues. In addition, travel and entertainment increased $7.5 million, transfers fees increased $6.6 million and trade execution and clearing costs increased $4.8 million, all attributable to increased business activity and new product launches.  These increases were partially offset by a decrease in amortization of deferred sales commissions of $4.1 million.

Index
General and Administrative

General and administrative expenses include technology, professional fees, occupancy, communications and similar expenses. General and administrative expenses as a percentage of net revenues were 18.1% and 18.8% for the three months ended June 30, 2011 and 2010, respectively. General and administrative expenses increased $2.7 million, or  2.1%, during the second quarter of 2011 compared to the same period in 2010, primarily due to higher professional fees of $2.9 million. General and administrative expenses as a percentage of net revenues were 17.8% and 18.9% (17.8% and 18.1% excluding real estate charges) for the six months ended June 30, 2011 and 2010, respectively. General and administrative expenses decreased $2.4 million, or 0.9%, during the first six months of 2011 compared to the same period in 2010, primarily due to the first quarter of 2010 real estate charge of $12.0 million, partially offset by higher professional fees of $5.4 million and higher portfolio services expenses (including market data services and sub-advisory fees) of $4.7 million.

Non-Operating Income

Non-operating income consists of contingent purchase price payments earned from the disposition in 2005 of our cash management services. Non-operating income for the three months and six months ended June 30, 2011 decreased $2.3 million and $6.8 million, respectively, compared to the corresponding periods in 2010 due to the cessation of contingent payments during the second quarter of 2010 pursuant to our agreement with Federated Investors, Inc.

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

Income tax expense for the three months ended June 30, 2011 decreased $4.9 million, or 37.2%, from the three months ended June 30, 2010. The decrease is primarily the result of a lower effective tax rate in the current year quarter of 7.1% as compared to 11.9% in the comparable prior year quarter, offset by higher pre-tax earnings. Income tax expense for the six months ended June 30, 2011 decreased $7.8 million, or 30.2%, from the six months ended June 30, 2010. The decrease is primarily the result of a lower effective tax rate in the current six-month period of 7.2% as compared to 10.3% in the comparable prior year period with relatively flat pre-tax earnings year-over-year. The lower effective tax rate in the 2011 three-month and six-month periods as compared to the comparable 2010 periods reflects lower pre-tax earnings of our foreign subsidiaries where tax rates are generally higher.

Net (Income) Loss of Consolidated Entities Attributable to Non-Controlling Interests

Net (income) loss of consolidated entities attributable to non-controlling interests consists of limited partner interests owned by other investors representing 90% of the total limited partner interests in our consolidated venture capital fund and the 50% interest owned by AXA and its subsidiaries in our consolidated joint venture in Australia. On March 31, 2011, we purchased for $21.4 million the remaining 50% interest in the Australian joint venture. During the second quarter of 2011, we had a $6.7 million net loss of consolidated entities attributable to non-controlling interests, due to the $6.8 million net loss attributable to non-controlling interests of our consolidated venture capital fund (as a result of $7.0 million of net investment losses).  During the first six months of 2011, we had a $14.8 million net loss of consolidated entities attributable to non-controlling interests, due primarily to a $15.3 million net loss attributable to non-controlling interests of our consolidated venture capital fund (as a result of $15.9 million of net investment losses).

CAPITAL RESOURCES AND LIQUIDITY

During the first six months of 2011, net cash provided by operating activities was $44.1 million, compared to  $670.8 million during the corresponding 2010 period. The change was due to a decrease in broker dealer-related net payable and additional seed investments.

During the first six months of 2011, net cash used in investing activities was $36.0 million, compared to $3.6 million during the corresponding 2010 period. In the first quarter of 2011, we purchased the remaining 50% of our Australian joint venture for $21.4 million. In the second quarter of 2011, we used $5.5 million of cash to purchase an equity portfolio business. In addition, our net additions to furniture, equipment and leasehold improvements also increased $7.9 million in the first six months of 2011 as compared to the corresponding 2010 period.

During the first six months of 2011, net cash used in financing activities was $284.6 million, compared to $589.1 million during the corresponding 2010 period. The decrease reflects higher issuance of commercial paper (net of repayments) of $259.9 million and lower distributions to the General Partner and unitholders of $71.1 million as a result of lower earnings (distributions on earnings are paid one quarter in arrears), offset by higher purchases of Holding Units to fund deferred compensation plans of $14.8 million.

Index
Debt and Credit Facilities

At June 30, 2011 and December 31, 2010, AllianceBernstein had $315.0 million and $225.0 million, respectively, in commercial paper outstanding with weighted average interest rates of approximately 0.2% and 0.3%, respectively. The fair value of commercial paper and amounts outstanding under the 2010 Credit Facility described below are short-term in nature, and as such, recorded value is estimated to approximate fair value. Average daily borrowings of commercial paper during the first six months of 2011 and the full-year 2010 were $286.0 million and $104.2 million, respectively, with weighted average interest rates of approximately 0.2% for both periods.

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

The 2010 Credit Facility is available for AllianceBernstein’s and SCB LLC’s business purposes, including the support of AllianceBernstein’s $1.0 billion commercial paper program. Both AllianceBernstein and SCB LLC can draw directly under the 2010 Credit Facility and management expects to draw on the 2010 Credit Facility from time to time.

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

As of June 30, 2011 and December 31, 2010, we had no amounts outstanding under the 2010 Credit Facility. Average daily borrowings under the revolving credit facility outstanding during the first six months of 2011 and full-year 2010 were $0.2 million and $65.6 million, respectively, with weighted average interest rates of approximately 1.3% and 0.3%, respectively.

In addition, SCB LLC has five uncommitted lines of credit with four financial institutions. Two of these lines of credit permit us to borrow up to an aggregate of approximately $200.0 million while three lines have no stated limit.

At June 30, 2011 and December 31, 2010, AllianceBernstein had $15.0 million and zero, respectively, in uncommitted bank loans outstanding with a weighted average interest rate of approximately 0.9% at June 30, 2011. Average daily borrowings of bank loans during the first six months of 2011 and the full-year 2010 were $8.3 million and $2.4 million, respectively, with weighted average interest rates of approximately 1.3% and 1.5%, respectively.

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

To the extent that securities valuations are depressed for prolonged periods of time or we experience significant net redemptions, our assets under management, revenues, profitability and unit price would likely be adversely affected. As a result, subsequent impairment tests may be based upon different assumptions and future cash flow projections, which may result in an impairment of this asset. Any impairment could reduce materially the recorded amount of goodwill with a corresponding charge to our earnings.

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

•
The possibility that prolonged weakness in the value of client assets under management may result in impairment of goodwill: To the extent that securities valuations are depressed for prolonged periods of time or we experience significant net redemptions, client assets under management and our revenues, profitability and unit price may be adversely affected. As a result, subsequent impairment tests may be based upon different assumptions and future cash flow projections, which may result in an impairment of goodwill.

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

•
Our belief that our long-term strategy is the right one and will ultimately drive stronger performance, flows and operating results:  Changes and volatility in political, economic, capital market or industry conditions can result in changes in demand for our products and services or impact the value of our assets under management, all of which may significantly hinder our ability to execute on our strategy. The actual performance of the capital markets and other factors beyond our control will affect our investment success for clients and asset flows.  Furthermore, improved flows depend on a number of factors, including our ability to deliver consistent, competitive investment performance, which cannot be assured, conditions of financial markets, consultant recommendations, and changes in our clients’ investment preferences, risk tolerances and liquidity needs.

OTHER INFORMATION

With respect to the unaudited condensed consolidated interim financial information of AllianceBernstein for the three months and six months ended June 30, 2011, included in this quarterly report on Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated July 29, 2011 appearing herein states that they did not audit and they do not express an opinion on the unaudited condensed consolidated interim financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended (“Securities Act”) for their report on the unaudited condensed consolidated interim financial information because that report is not a “report” or a “part” of registration statements prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Securities Act.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to AllianceBernstein’s market risk for the quarterly period ended June 30, 2011.

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

Index
Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the second quarter of 2011 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The following table provides information relating to any AllianceBernstein Units bought by us or one of our affiliates in the quarter covered by this report:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of AllianceBernstein Units Purchased	(b) Average Price Paid Per AllianceBernstein Unit, net of Commissions	(c) Total Number of AllianceBernstein Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of AllianceBernstein Units that May Yet Be Purchased Under the Plans or Programs
4/1/11 - 4/30/11	—	$—	—	—
5/1/11 - 5/31/11	—	—	—	—
6/1/11 - 6/30/11(1)	1,200	20.05	—	—
Total	1,200	$20.05	—	—

(1)	During June 2011, we purchased 1,200 AllianceBernstein Units in private transactions.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Index

Item 6.	Exhibits

15.1	Letter from PricewaterhouseCoopers LLP, our independent registered public accounting firm, regarding unaudited interim financial information.

31.1	Certification of Mr. Kraus furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Mr. Farrell furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Date: July 29, 2011	AllianceBernstein l.p.

	By:	/s/ Edward J. Farrell
Edward J. Farrell
Chief Accounting Officer and
Interim Chief Financial Officer