Form 10-Q/A
period 2011-06-30
ALLIANCEBERNSTEIN L.P.
filed 2011-08-26
CIK 1109448

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, as filed with the Securities and Exchange Commission on July 29, 2011 (the “Form 10-Q”), is to furnish the interactive data files as Exhibit 101 to the Form 10-Q.  Exhibit 101 to this Amendment No. 1 provides the following items from the Form 10-Q formatted in XBRL (Extensible Business Reporting Language):  (i) the condensed consolidated statements of financial condition as of June 30, 2011 and December 31, 2010; (ii) the condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2011 and 2010; (iii)  the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2011 and 2010; and (iv) the notes to condensed consolidated financial statements as of June 30, 2011.

No changes have been made to the Form 10-Q other than as described above.  This Amendment No. 1 does not reflect any subsequent information or events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q, as filed with the Securities and Exchange Commission on July 29, 2011.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

*
Furnished herewith.  All other exhibits were previously filed with AllianceBernstein L.P.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, as filed with the Securities and Exchange Commission on July 29, 2011.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 26, 2011	ALLIANCEBERNSTEIN L.P.

	By:	/s/ Edward J. Farrell
Edward J. Farrell
Chief Accounting Officer and
Interim Chief Financial Officer