Form 10-Q
period 2011-09-30
ALLIANCEBERNSTEIN L.P.
filed 2011-10-26
CIK 1109448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

The number of units of limited partnership interest outstanding as of September 30, 2011 was 277,995,650.

ALLIANCEBERNSTEIN L.P.

Index

Part I

FINANCIAL INFORMATION

Item 1. Financial Statements

ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition
(in thousands, except unit amounts)

	September 30, 2011	December 31, 2010
	(unaudited)

ASSETS
Cash and cash equivalents	$518,703	$650,191
Cash and securities segregated, at fair value (cost: $1,193,730 and $1,109,785)	1,193,831	1,109,891
Receivables, net:
Brokers and dealers	377,854	299,314
Brokerage clients	718,791	747,049
Fees	287,231	343,473
Investments:
Deferred compensation-related	216,064	298,705
Other	632,533	457,850
Furniture, equipment and leasehold improvements, net	275,681	300,442
Goodwill	2,944,840	2,939,170
Intangible assets, net	194,842	205,862
Deferred sales commissions, net	63,190	76,156
Other assets	158,012	151,284
Total assets	$7,581,572	$7,579,387

LIABILITIES AND CAPITAL
Liabilities:
Payables:
Brokers and dealers	$380,644	$221,370
Securities sold not yet purchased	34,022	50,539
Brokerage clients	1,709,934	1,750,737
AllianceBernstein mutual funds	46,863	77,179
Accounts payable and accrued expenses	426,038	422,860
Accrued compensation and benefits	443,355	338,560
Debt	167,993	224,991
Total liabilities	3,208,849	3,086,236

Commitments and contingencies (See Note 8)

Capital:
General Partner	48,565	48,964
Limited partners: 277,995,650 and 278,115,232 units issued and outstanding	4,869,361	4,902,854
Capital contributions receivable from General Partner	(14,021)	(15,973)
Holding Units held for deferred compensation plans	(563,906)	(535,410)
Accumulated other comprehensive income (loss)	(24,183)	(31,801)
Partners’ capital attributable to AllianceBernstein Unitholders	4,315,816	4,368,634
Non-controlling interests in consolidated entities	56,907	124,517
Total capital	4,372,723	4,493,151
Total liabilities and capital	$7,581,572	$7,579,387

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Income
 (in thousands, except per unit amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Revenues:
Investment advisory and services fees	$470,128	$503,297	$1,493,443	$1,528,337
Bernstein research services	118,134	95,806	345,367	323,716
Distribution revenues	87,913	85,378	269,012	249,204
Dividend and interest income	4,958	5,040	14,976	13,862
Investment gains (losses)	(66,286)	41,388	(78,906)	(23,164)
Other revenues	27,204	27,459	83,167	81,756
Total revenues	642,051	758,368	2,127,059	2,173,711
Less: Interest expense	522	801	2,146	2,715
Net revenues	641,529	757,567	2,124,913	2,170,996

Expenses:
Employee compensation and benefits	283,731	343,530	950,099	975,768
Promotion and servicing:
Distribution-related payments	76,323	72,501	229,636	210,265
Amortization of deferred sales commissions	9,186	11,780	29,383	36,048
Other	52,316	46,427	164,977	139,072
General and administrative:
General and administrative	129,299	130,422	394,011	385,581
Real estate charges	6,905	89,598	6,941	101,582
Interest on borrowings	610	469	1,915	1,454
Amortization of intangible assets	5,443	5,360	16,174	16,115
Total expenses	563,813	700,087	1,793,136	1,865,885

Operating income	77,716	57,480	331,777	305,111

Non-operating (expense) income	—	(13)	—	6,760

Income before income taxes	77,716	57,467	331,777	311,871

Income taxes	5,180	3,033	23,432	29,164

Net income	72,536	54,434	308,345	282,707

Net loss (income) of consolidated entities attributable to non-controlling interests	18,445	(2,919)	33,247	23,193

Net income attributable to AllianceBernstein Unitholders	$90,981	$51,515	$341,592	$305,900

Net income per AllianceBernstein Unit:
Basic	$0.32	$0.19	$1.22	$1.10
Diluted	$0.32	$0.18	$1.21	$1.09

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2011	2010

Cash flows from operating activities:
Net income	$308,345	$282,707
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred sales commissions	29,383	36,048
Amortization of non-cash deferred compensation	125,457	86,343
Depreciation and other amortization	62,981	61,497
Unrealized losses (gains) on deferred compensation-related investments	23,168	(24,553)
Unrealized loss on consolidated venture capital fund	35,511	27,331
Real estate asset write-off charges	4,639	25,521
Other, net	26,211	(3,697)
Changes in assets and liabilities:
(Increase) decrease in segregated cash and securities	(83,940)	244,986
(Increase) in receivables	(17,032)	(336,286)
(Increase) in investments	(189,975)	(111,835)
(Increase) in deferred sales commissions	(16,417)	(28,354)
(Increase) decrease in other assets	(6,671)	20,220
Increase in payables	104,948	74,418
(Decrease) increase in accounts payable and accrued expenses	(682)	110,238
Increase in accrued compensation and benefits	104,388	227,496
Net cash provided by operating activities	510,314	692,080

Cash flows from investing activities:
Purchases of investments	(17)	(73)
Proceeds from sales of investments	2,916	2,273
Additions to furniture, equipment and leasehold improvements, net	(25,431)	(10,530)
Purchase of equity portfolio business	(5,500)	—
Purchase of Australian joint venture	(21,384)	—
Net cash used in investing activities	(49,416)	(8,330)

Cash flows from financing activities:
(Repayment) of commercial paper, net	(65,426)	(150,185)
Proceeds from bank loans	8,000	10,000
(Decrease) increase in overdrafts payable	(1,262)	32,751
Distributions to General Partner and unitholders	(385,208)	(447,651)
Distributions to non-controlling interests in consolidated entities	(1,846)	(4,787)
Capital contributions from General Partner	2,669	2,810
Additional investment by Holding with proceeds from exercise of compensatory options to buy Holding Units	1,476	8,102
Purchases of Holding Units to fund deferred compensation plan awards, net	(145,559)	(137,435)
Purchases of AllianceBernstein Units	(4,565)	—
Debt issuance costs	(69)	—
Other	(51)	(36)
Net cash used in financing activities	(591,841)	(686,431)

Effect of exchange rate changes on cash and cash equivalents	(545)	4,062

Net (decrease) increase in cash and cash equivalents	(131,488)	1,381
Cash and cash equivalents as of beginning of the period	650,191	614,216
Cash and cash equivalents as of end of the period	$518,703	$615,597

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2011
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

We provide a broad range of investment services with expertise in:

•	Value equities, generally targeting stocks that are out of favor and considered undervalued;

•	Growth equities, generally targeting stocks with under-appreciated growth potential;

•	Fixed income securities, including taxable and tax-exempt securities;

•	Blend strategies, combining style-pure investment components with systematic rebalancing;

•	Passive management, including index and enhanced index strategies;

•	Alternative investments, including hedge funds, fund of funds, currency management strategies and private capital (e.g., direct real estate investing); and

•	Asset allocation services, including dynamic asset allocation, customized target date, target risk and other strategies tailored to help clients meet their investment goals.

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

During 2009, we were selected by the U.S. Treasury Department as one of the firms to manage its portfolio of assets issued by banks and other institutions taking part in the Capital Purchase Program of the Troubled Assets Relief Program. In addition, we were selected by the U.S. Treasury Department as one of nine pre-qualified fund managers under the Public-Private Investment Program and, during the fourth quarter of 2009, we were one of five firms that closed an initial Public-Private Investment Fund (“PPIF”) of at least $500 million. In April 2010, we closed our PPIF with over $1.1 billion raised.

As of September 30, 2011, AXA, a société anonyme organized under the laws of France and the holding company for an international group of insurance and related financial services companies, through certain of its subsidiaries (“AXA and its subsidiaries”) owned approximately 1.4% of the issued and outstanding units representing assignments of beneficial ownership of limited partnership interests in Holding (“Holding Units”).

As of September 30, 2011, the ownership structure of AllianceBernstein, expressed as a percentage of general and limited partnership interests, was as follows:

AXA and its subsidiaries	60.9%
Holding	37.5
Unaffiliated holders	1.6
100.0%

AllianceBernstein Corporation (an indirect wholly-owned subsidiary of AXA, “General Partner”) is the general partner of both Holding and AllianceBernstein. AllianceBernstein Corporation owns 100,000 general partnership units in Holding and a 1% general partnership interest in AllianceBernstein. Including both the general partnership and limited partnership interests in Holding and AllianceBernstein, AXA and its subsidiaries had an approximate 63.1% economic interest in AllianceBernstein as of September 30, 2011.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The interim condensed consolidated financial statements of AllianceBernstein included herein have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the interim results, have been made. The preparation of the condensed consolidated financial statements requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the interim reporting periods. Actual results could differ from those estimates. The December 31, 2010 condensed consolidated statement of financial condition was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Principles of Consolidation

The condensed consolidated financial statements include AllianceBernstein and its majority-owned and/or controlled subsidiaries. All significant inter-company transactions and balances among the consolidated entities have been eliminated.

Index

Reclassifications

The following prior period amounts have been reclassified to conform to the current year’s presentation: (i) real estate asset write-off charges, previously included in other adjustments to reconcile net income to net cash provided by operating activities in the condensed consolidated statement of cash flow, are currently shown separately and (ii) Board of Director unit and option award amortization expense, previously included in employee compensation and benefits expense in the condensed consolidated statements of income, have been reclassified to general and administrative expense.

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

On October 26, 2011, the General Partner declared a distribution of $89.9 million, or $0.32 per AllianceBernstein Unit, representing a distribution of Available Cash Flow for the three months ended September 30, 2011. The General Partner, as a result of its 1% general partnership interest, is entitled to receive 1% of each distribution. The distribution is payable on November 23, 2011 to holders of record on November 7, 2011.

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

We have determined that AllianceBernstein has only one operating segment and reporting unit. As of September 30, 2011, goodwill of $2.9 billion on the condensed consolidated statement of financial condition is composed of $2.8 billion as a result of the Bernstein Transaction and $145 million in regard to various smaller acquisitions.

We test goodwill annually, as of September 30, for impairment. The carrying value of goodwill is also reviewed if facts and circumstances, such as significant declines in assets under management, revenues, earnings or the Holding Unit price, occur, suggesting possible impairment. As of September 30, 2011, the impairment test indicated that goodwill was not impaired.

The impairment analysis is a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of AllianceBernstein, the reporting unit, with its carrying value, including goodwill. If the fair value of the reporting unit exceeds its carrying value, goodwill is considered not impaired and the second step of the impairment test is not performed. However, if the carrying value of the reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step compares the implied fair value of the reporting unit to the aggregated fair values of its individual assets and liabilities to determine the amount of impairment, if any.

AllianceBernstein estimates its fair value under both the market approach and income approach. Under the market approach, the fair value of the reporting unit is based on its unadjusted market valuation (AllianceBernstein Units outstanding multiplied by Holding’s Unit price) and adjusted market valuations assuming a control premium and earnings multiples. Per the AllianceBernstein Partnership Agreement, the price of a limited partnership interest is equal to the price of a Holding Unit. On an unadjusted basis, AllianceBernstein’s fair value per unit as of September 30, 2011 was $13.65 (Holding’s Unit price) as compared to its carrying value, or book value, of $15.57 per unit. AllianceBernstein’s average fair value during the third quarter of 2011 was $16.44 per unit. Also under the market approach, we assumed a control premium for the reporting unit, which was determined based on an analysis of control premiums for relevant recent acquisitions, as well as applied comparable industry earnings multiples to our current earnings forecast. Under the income approach, the fair value of the reporting unit is based on the present value of estimated future cash flows. Determining estimated fair value using a discounted cash flow valuation technique consists of applying business growth rate assumptions over the estimated life of the goodwill asset and then discounting the resulting expected cash flows using an estimated weighted average cost of capital of market participants to arrive at a present value amount that approximates fair value. In our tests, our discounted expected cash flow model uses management’s current five-year business plan, which factors in current market conditions and all material events that have impacted, or that we believed at the time could potentially impact, future expected cash flows and a declining annual growth rate thereafter.

Management has considered the results of the market approach and income approach analysis performed along with a number of other factors (including current market conditions) and has determined that AllianceBernstein’s fair value exceeded its carrying value as of September 30, 2011. As such, no goodwill impairment existed and the second step of the goodwill impairment test was not required.

As a result of increased uncertainty and current market dynamics, making a judgment on the goodwill asset is increasingly difficult and requires management to exercise significant judgment. In addition, to the extent that securities valuations are depressed for prolonged periods of time and market conditions stagnate or worsen as a result of global debt fears and the threat of another financial crisis, or if we continue to experience significant net redemptions, our assets under management, revenues, profitability and unit price may continue to be adversely affected. Although the price of a Holding Unit is just one factor in the calculation of fair value, if current Holding Unit price levels continue or decline further, reaching the conclusion that fair value exceeds carrying value will, over time, become more difficult. As a result, subsequent impairment tests may be more frequent and be based upon more negative assumptions and future cash flow projections, which may result in an impairment of this asset. Any impairment could reduce materially the recorded amount of goodwill with a corresponding charge to our earnings.

Index

Intangible Assets, Net

Intangible assets consist primarily of costs assigned to acquired investment management contracts of SCB Inc. based on their estimated fair value at the time of acquisition, less accumulated amortization. As of September 30, 2011, intangible assets, net of accumulated amortization, of $194.8 million on the condensed consolidated statement of financial condition is composed of $192.3 million of definite-lived intangible assets subject to amortization, of which $186.3 million relates to the Bernstein Transaction, and $2.5 million of indefinite-lived intangible assets not subject to amortization in regard to a smaller acquisition. Intangible assets are recognized at fair value and are generally amortized on a straight-line basis over their estimated useful life of approximately 20 years. The gross carrying amount and accumulated amortization of intangible assets totaled $424.3 million and $229.5 million, respectively, as of September 30, 2011 and $419.2 million and $213.3 million, respectively, as of December 31, 2010. Amortization expense was $5.4 million for both the three months ended September 30, 2011 and 2010 and $16.2 million and $16.1 million for the nine months ended September 30, 2011 and 2010, respectively. Estimated annual amortization expense for each of the next five years is approximately $22 million.

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

Bernstein Research Services revenue consists primarily of brokerage commissions received by Sanford C. Bernstein & Co., LLC (“SCB LLC”) and Sanford C. Bernstein Limited (“SCBL”), each a wholly-owned subsidiary of AllianceBernstein, for research and brokerage-related services provided to institutional investors. Brokerage commissions earned and related expenses are recorded on a trade-date basis. Bernstein Research Services revenue also consists of underwriting fees, management fees, payments for research services and/or selling concessions from equity capital markets activities, which are recognized as the related services are performed.

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

We engage in open-market purchases of Holding Units to help fund anticipated obligations under our incentive compensation award program and purchase Holding Units from employees to allow them to fulfill statutory tax withholding requirements at the time of distribution of long-term incentive compensation awards. During the third quarter and first nine months of 2011, we purchased approximately 3.0 million and 7.7 million Holding Units for $44.8 million and $145.6 million, respectively. These amounts reflect open-market purchases of 3.0 million and 7.6 million Holding Units for $45.2 million and $144.2 million, respectively, with the remainder relating to employee tax withholding purchases, offset by Holding Units purchased by employees as part of a dividend reinvestment election. We intend to continue to engage in open-market purchases of Holding Units to help fund anticipated obligations under our incentive compensation award program.

Index

During the third quarter of 2011, we adopted a plan to repurchase Holding Units pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (“Exchange Act”). A Rule 10b5-1 plan allows a company to repurchase its shares at times when it otherwise might be prevented from doing so because of self-imposed trading blackout periods and because it possesses material non-public information. The broker we selected has the authority under the terms and limitations specified in the plan to repurchase Holding Units on our behalf in accordance with the terms of the plan. Repurchases are subject to SEC regulations as well as certain price, market volume and timing constraints specified in the plan. The plan expires at the close of business on October 26, 2011.

We intend to use our 10b5-1 plan to make Holding Unit repurchases in the market during the open trading window and blackout periods to help fund anticipated obligations under our incentive compensation award program.

We granted approximately 0.1 million and 1.7 million restricted Holding Unit awards to employees during the third quarter and first nine months of 2011, respectively, for retention and recruitment purposes. To fund these awards, we allocated previously repurchased Holding Units that had been held in the consolidated rabbi trust. There were approximately 7.4 million unallocated Holding Units remaining in the consolidated rabbi trust as of September 30, 2011.

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

The 2010 Plan will expire on June 30, 2020, and no awards under the 2010 Plan will be made after that date. Under the 2010 Plan, the number of newly-issued Holding Units with respect to which awards may be granted is 30 million. The 2010 Plan also permits us to award an additional 30 million Holding Units if we acquire the Holding Units on the open market or through private purchases. As of September 30, 2011, we have granted 13.5 million Holding Unit awards, net of forfeitures, under the 2010 Plan. As of September 30, 2011, 27.0 million newly-issued Holding Units and 19.5 million repurchased Holding Units were available for grant.

Variable Interest Entities

In accordance with Accounting Standards Update (“ASU”) 2009-17, Consolidations (Topic 810) – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design, a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance, and whether a company is obligated to absorb losses or receive benefits that could potentially be significant to the entity. The standard also requires ongoing assessments of whether a company is the primary beneficiary of a variable interest entity (“VIE”). The provisions of this standard became effective January 1, 2010. In January 2010, the Financial Accounting Standards Board (“FASB”) deferred portions of ASU 2009-17 that relate to asset managers. We determined that all entities for which we are a sponsor and/or investment manager, other than collateralized debt obligations and collateralized loan obligations (collectively “CDOs”), qualify for the scope deferral and will continue to be assessed for consolidation under prior accounting guidance for consolidation of variable interest entities.

As of September 30, 2011, we are the investment manager for five CDOs that meet the definition of a VIE due primarily to the lack of unilateral decision making authority of the equity holders. The CDOs are alternative investment vehicles created for the sole purpose of issuing collateralized debt instruments that offer investors the opportunity for returns that vary with the risk level of their investment. Our management fee structure for these CDOs will typically include a senior management fee, and may also include subordinated and incentive management fees. We hold no equity interest in any of these CDOs. For each of the CDOs, we evaluated the management fee structure, the current and expected economic performance of the entities and other provisions included in the governing documents of the CDOs that might restrict or guarantee an expected loss or residual return. In accordance with ASC 810, we concluded that our investment management contract does not represent a variable interest in four of the five CDOs. As such, we are not required to consolidate these entities.

Index

For the remaining CDO, we concluded our collateral management agreement represented a variable interest primarily due to the level of subordinated fees. We evaluated whether we possessed both of the following characteristics of a controlling financial interest: (1) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance, and (2) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. We determined that we possessed the decision-making power noted in criteria (1) above.

In evaluating criteria (2) above, we considered all facts regarding the design, terms and characteristics of the CDO and concluded that we do not meet the criteria. Our conclusion was based on the following quantitative and qualitative factors: (a) we have no involvement with the CDO beyond providing investment management services, (b) we hold no equity or debt interests in the CDO, (c) we are not a transferor of any of the assets of the CDO, (d) our expected aggregate fees in future periods are insignificant relative to the expected cash flows of the CDO, (e) the variability of our expected fees in relation to the expected cash flows of the CDO is insignificant, (f) our maximum exposure to loss for the CDO is our investment management fee, which is based upon the fair value of the CDO’s assets, (g) the CDO has no recourse against us for any losses sustained in the CDO structure, (h) we have not provided, nor expect to provide, any financial or other support to the CDO, and (i) there are no liquidity arrangements, guarantees and/or other commitments by third parties that would impact our variable interest in the CDO. As such, we do not have a controlling financial interest in the CDO and we should not consolidate the CDO into our consolidated financial statements. The cash, collateral investments (at fair value) and notes payable (at amortized cost) as of September 30, 2011 of this unconsolidated CDO is $9.0 million, $286.9 million and $317.1 million, respectively.

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

As of September 30, 2011, we have significant variable interests in certain structured products and hedge funds with approximately $20.3 million in AUM. However, these variable interest entities do not require consolidation because management has determined that we are not the primary beneficiary of the expected losses or expected residual returns of these entities. Our maximum exposure to loss is limited to our aggregate investments of $0.1 million.

Real Estate Charges

During 2010, we performed a comprehensive review of our real estate requirements in New York in connection with our workforce reductions that commenced in 2008. As a result, during 2010 we decided to sub-lease over 380,000 square feet in New York (approximately half of which has occurred) and largely consolidate our New York-based employees into two office locations from three. We recorded pre-tax real estate charges of $101.7 million in 2010 that reflected the net present value of the difference between the amount of our on-going contractual operating lease obligations for this space and our estimate of current market rental rates ($76.2 million), as well as the write-off of leasehold improvements, furniture and equipment related to this space ($25.5 million). We periodically review the assumptions and estimates we used in recording these charges. During the first nine months of 2011 (all in the third quarter), we reduced our real estate liability by $3.8 million as a result of changes in our estimates. The following table summarizes the activity in the liability account relating to this charge for the following periods:

	September 30, 2011	December 31, 2010
	(in thousands)

Balance as of January 1,	$89,793	$—
Expense (credit) incurred	(3,800)	76,177
Deferred rent	2,288	22,954
Payments made	(14,334)	(9,814)
Interest accretion	1,051	476
Balance as of end of period	$74,998	$89,793

During the third quarter of 2011, we recorded pre-tax real estate charges totaling $6.9 million for our office space in London, New York and other U.S. locations. The London charge was $8.8 million consisting of a $5.8 million payment to the assignee which is scheduled to be paid during the fourth quarter of 2011, as well as the write-off of $3.0 million of leasehold improvements, furniture and equipment related to the space. We also wrote off an additional $1.5 million of leasehold improvements, furniture and equipment related to the New York space and had miscellaneous charges of $0.4 million. These charges were offset by the $3.8 million credit discussed above.

Index

3.	Cash and Securities Segregated Under Federal Regulations and Other Requirements

As of September 30, 2011 and December 31, 2010, $1.2 billion and $1.1 billion, respectively, of United States Treasury Bills were segregated in a special reserve bank custody account for the exclusive benefit of brokerage customers of SCB LLC under Rule 15c3-3 of the Exchange Act.

AllianceBernstein Investments, Inc. (“AllianceBernstein Investments”), a wholly-owned subsidiary of AllianceBernstein and the distributor of company-sponsored mutual funds, maintains several special bank accounts for the exclusive benefit of customers. As of September 30, 2011 and December 31, 2010, $3.9 million and $25.3 million, respectively, of cash were segregated in these bank accounts.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands, except per unit amounts)

Net income attributable to AllianceBernstein Unitholders	$90,981	$51,515	$341,592	$305,900

Weighted average units outstanding - basic	278,010	275,610	278,035	275,341
Dilutive effect of compensatory options to buy Holding Units	—	1,444	316	1,776
Weighted average units outstanding - diluted	278,010	277,054	278,351	277,117

Basic net income per AllianceBernstein Unit	$0.32	$0.19	$1.22	$1.10
Diluted net income per AllianceBernstein Unit	$0.32	$0.18	$1.21	$1.09

For the three months and nine months ended September 30, 2011, we excluded 9,590,691 and 4,307,713, respectively, out-of-the-money options (i.e., options with an exercise price greater than the weighted average closing price of a unit for the relevant period), from the diluted net income per unit computation due to their anti-dilutive effect. For the three months and nine months ended September 30, 2010, we excluded 5,279,772 and 4,918,021, respectively, out-of-the-money options from the diluted net income per unit computation due to their anti-dilutive effect.

Index

5.	Investments

Investments consist of:
	September 30, 2011	December 31, 2010
	(in thousands)

Available-for-sale	$13,873	$16,588
Trading:
Deferred compensation-related	175,687	239,787
United States Treasury Bills	37,999	52,975
Seed money	247,537	177,589
Other	69,778	35,259
Investments in limited partnership hedge funds:
Deferred compensation-related	40,377	58,918
Seed money/other	165,252	47,735
Consolidated private equity fund	61,402	101,360
Private equity	29,713	17,803
Other	6,979	8,541
Total investments	$848,597	$756,555

Total investments related to deferred compensation obligations of $216.1 million and $298.7 million as of September 30, 2011 and December 31, 2010, respectively, consist of company-sponsored mutual funds and limited partnership hedge funds. We typically made investments in our services that were notionally elected by deferred compensation plan participants and maintain them in a consolidated rabbi trust or separate custodial account. The rabbi trust and custodial account enable us to hold such investments separate from our other assets for the purpose of settling our obligations to participants. The investments held in the rabbi trust and custodial account remain available to the general creditors of AllianceBernstein.

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

Trading securities also include long positions in corporate equities and long exchange-traded options traded through our options desk.

Index

6.	Derivative Instruments

We enter into various futures, forwards and swaps to economically hedge certain of our seed money investments. In addition, we have currency forwards that (i) represent seed money that our investment teams used to develop new products and services for our clients (the seed money was liquidated during the first quarter of 2011), (ii) economically hedge certain cash accounts, and (iii) economically hedge certain foreign investment advisory fees. We do not hold any derivatives designated in a formal hedge relationship under ASC 815-10, Derivatives and Hedging.

The following tables present the notional value and fair value as of September 30, 2011 and December 31, 2010 for derivative instruments not designated as hedging instruments:

	Notional Value	Asset Derivatives	Liability Derivatives
	(in thousands)
September 30, 2011:
Exchange-traded futures	$94,582	$5,016	$52
Currency forwards	117,953	1,565	666
Interest rate swaps	69,510	65	4,515
Credit default swaps	78,965	3,399	28
Total return swaps	17,677	5,465	—
Total derivatives	$378,687	$15,510	$5,261

	Notional Value	Asset Derivatives	Liability Derivatives
	(in thousands)
December 31, 2010:
Exchange-traded futures	$16,973	$16	$318
Currency forwards	133,471	249	1,000
Interest rate swaps	43,210	1,197	239
Credit default swaps	74,915	182	1,036
Total return swaps	28,975	—	960
Total derivatives	$297,544	$1,644	$3,553

The derivative assets and liabilities are included in both receivables and payables to brokers and dealers on our condensed consolidated statements of financial condition.

The following table presents the gains and losses recognized in investment gains (losses) in the condensed consolidated statements of income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)

Exchange-traded futures	$19,057	$(2,936)	$18,704	$(3,116)
Currency forwards	736	1,834	533	984
Interest rate swaps	(4,664)	(1,721)	(5,374)	(4,130)
Credit default swaps	3,837	(687)	3,633	(485)
Total return swaps	7,289	(4,257)	6,166	(3,321)
Balance as of end of period	$26,255	$(7,767)	$23,662	$(10,068)

We may be exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments. We take steps to minimize our counterparty exposure through a credit review and approval process. In addition, we executed various collateral arrangements with counterparties to the over-the-counter derivative transactions that require both pledging and accepting collateral in the form of cash. As of September 30, 2011 and December 31, 2010, we held $3.5 million and $6.9 million, respectively, of cash collateral payable to trade counterparties. This obligation to return cash is reported in payables to brokers and dealers in our condensed consolidated statements of financial condition.

Index

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

Certain of our standardized contracts for over-the-counter derivative transactions (“ISDA Master Agreements”) contain credit risk related contingent provisions related to the counterparties’ credit rating. In some ISDA Master Agreements, if the counterparties’ credit rating (or in some agreements, our assets under management) falls below a specified threshold, either a default or a termination event permitting the counterparty to terminate the ISDA Master Agreement would be triggered. In all agreements that provide for collateralization, various levels of collateralization of net liability positions are applicable, depending upon the credit rating of the counterparty. As of September 30, 2011 and December 31, 2010, we delivered $7.4 million and $9.3 million, respectively, of cash collateral into brokerage accounts, which is reported in cash and cash equivalents in our condensed consolidated statements of financial condition.

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

Index

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables summarize the valuation of our financial instruments by pricing observability levels as of September 30, 2011 and December 31, 2010:

	Level 1	Level 2	Level 3	Total
	(in thousands)
September 30, 2011:
Money markets	$200,097	$—	$—	$200,097
U.S. Treasury bills	—	1,227,956	—	1,227,956
U.K. Treasury bills	—	7,901	—	7,901
Equity securities
Growth	85,638	(30)	—	85,608
Value	69,985	108	—	70,093
Blend	115,315	—	—	115,315
Other(1)	50,290	—	—	50,290
Fixed Income securities
Taxable(2)	124,163	24,162	—	148,325
Tax-exempt(3)	15,323	736	—	16,059
Other	17	—	—	17
Derivatives	5,016	10,494	—	15,510
Long exchange-traded options	21,168	—	—	21,168
Private equity	16,119	—	58,483	74,602
Total assets measured at fair value	$703,131	$1,271,327	$58,483	$2,032,941

Securities sold not yet purchased
Short equities – corporate	$21,517	$—	$—	$21,517
Short exchange-traded options	12,505	—	—	12,505
Derivatives	52	5,209	—	5,261
Total liabilities measured at fair value	$34,074	$5,209	$—	$39,283

Index

	Level 1	Level 2	Level 3	Total
	(in thousands)
December 31, 2010:
Money markets	$323,104	$—	$—	$323,104
U.S. Treasury bills	—	1,137,578	—	1,137,578
U.K. Treasury bills	—	7,911	—	7,911
Equity securities
Growth	97,161	188	69	97,418
Value	73,579	—	—	73,579
Blend	93,590	—	—	93,590
Other(1)	28,868	5,051	—	33,919
Fixed Income securities
Taxable(2)	130,122	21,491	—	151,613
Tax-exempt(3)	9,310	750	—	10,060
Other	17	—	—	17
Derivatives	16	1,628	—	1,644
Long exchange-traded options	9,027	—	—	9,027
Private equity	24,432	23,811	59,345	107,588
Total assets measured at fair value	$789,226	$1,198,408	$59,414	$2,047,048

Securities sold not yet purchased
Short equities – corporate	$42,914	$—	$—	$42,914
Short exchange-traded options	7,622	—	—	7,622
Other	3	—	—	3
Derivatives	318	3,235	—	3,553
Total liabilities measured at fair value	$50,857	$3,235	$—	$54,092

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

•
Equity and fixed income securities: Our equity and fixed income securities consist principally of company-sponsored mutual funds with exchange listed net asset values and various separately-managed portfolios consisting primarily of equity and fixed income securities with quoted prices in active markets, which are included in Level 1 of the valuation hierarchy. In addition, some securities are valued based on observable inputs from recognized pricing vendors, which are included in Level 2 of the valuation hierarchy. Also, as of December 31, 2010, an insignificant amount of securities are included in Level 3 of the valuation hierarchy.

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

•
Private equity: The valuation of non-public private equity investments owned by our consolidated venture capital fund requires significant management judgment due to the absence of quoted market prices, inherent lack of liquidity and the long-term nature of such investments. Private equity investments are valued initially at cost. The carrying values of private equity investments are adjusted either up or down from cost to reflect expected exit values as evidenced by financing and sale transactions with third parties, or when determination of a valuation adjustment is confirmed through ongoing review in accordance with our valuation policies and procedures. A variety of factors are reviewed and monitored to assess positive and negative changes in valuation including, but not limited to, current operating performance and future expectations of investee companies, industry valuations of comparable public companies, changes in market outlooks and the third party financing environment over time. In determining valuation adjustments resulting from the investment review process, particular emphasis is placed on current company performance and market conditions. Non-public equity investments are included in Level 3 of the valuation hierarchy because they trade infrequently and, therefore, their fair value is unobservable. Publicly-traded equity investments owned by our consolidated venture capital fund are included in Level 1 of the valuation hierarchy. If they contain trading restrictions, publicly-traded equity investments are included in Level 2 of the valuation hierarchy. One of our private securities went public in the first quarter of 2011 and due to a trading restriction period $3.6 million was transferred from a Level 3 classification to a Level 2 classification. During the second quarter of 2011, the trading restriction period for one of our public securities lapsed, and, as a result, $20.6 million was transferred from a Level 2 classification to a Level 1 classification. During the third quarter of 2011, the trading restriction period for one of our public securities lapsed, and, as a result, $3.7 million was transferred from a Level 2 classification to a Level 1 classification.

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

Effective January 1, 2011, we adopted the second part of ASU 2010-06, Improving Disclosures about Fair Value Measurements, which requires that purchases, sales, issuances and settlements be presented separately within the Level 3 reconciliation. The following table summarizes the change in carrying value associated with Level 3 financial instruments carried at fair value:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)

Balance as of beginning of period	$59,524	$102,721	$59,414	$98,559

Transfer (out) in, net	—	—	(3,588)	(163)
Purchases	577	2,346	7,993	8,157
Sales	(1)	(49)	(214)	(4,921)
Realized gains (losses), net	(246)	—	(3,106)	(2,429)
Unrealized gains (losses), net	(1,371)	2,803	(2,016)	8,618
Balance as of end of period	$58,483	$107,821	$58,483	$107,821

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

Assets Measured at Fair Value on a Nonrecurring Basis

There were no impairments recognized for goodwill, intangible assets or other long-lived assets as of September 30, 2011.

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

The derivative claim, which was brought by Holding unitholders against the officers and directors of AllianceBernstein and in which plaintiffs sought an unspecified amount of damages, has been resolved pursuant to a stipulation of settlement with plaintiffs and the recovery of insurance proceeds totaling $23 million from relevant carriers. On August 10, 2011, the stipulation of settlement was approved by the court and, based on the court’s approval, the net settlement proceeds of approximately $17.2 million, after payment of plaintiffs’ legal fees of approximately $5.8 million, were disbursed to AllianceBernstein. As a result, we collected a $6.5 million receivable and recorded the remaining settlement proceeds as income in the consolidated statement of income.

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

Other

During 2009, we entered into a subscription agreement under which we committed to invest up to $40 million in a venture capital fund over a six-year period. As of September 30, 2011, we had funded $12.8 million of this commitment.

Also during 2009, we were selected by the U.S. Treasury Department as one of nine pre-qualified investment managers under the Public-Private Investment Program. As part of the program, each investment manager is required to invest a minimum of $20 million in the Public-Private Investment Fund they manage. As of September 30, 2011, we had funded $18.0 million of this commitment.

During 2010, as general partner of the AllianceBernstein U.S. Real Estate L.P. (the “Real Estate Fund”), we committed to invest up to 2.5% of the capital of the Real Estate Fund up to a maximum of $50 million. As of September 30, 2011, we had funded $2.5 million of this commitment.

9.	Qualified Employee Benefit Plans

We maintain a qualified profit sharing plan covering U.S. employees and certain foreign employees. Employer contributions are discretionary and generally limited to the maximum amount deductible for federal income tax purposes.

We maintain several defined contribution plans for foreign employees in our subsidiaries in the United Kingdom, Australia, Japan and other locations outside the United States. Employer contributions are generally consistent with regulatory requirements and tax limits. Defined contribution expense for foreign entities was $2.0 million and $1.7 million during the three months ended September 30, 2011 and 2010, respectively, and $5.9 million and $5.3 million during the nine months ended September 30, 2011 and 2010, respectively.

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

Our policy is to satisfy our funding obligation for each year in an amount not less than the minimum required by ERISA and not greater than the maximum amount we can deduct for federal income tax purposes. In August 2011, we contributed $6.9 million to the Retirement Plan and we do not intend to make any additional contributions this year. Contribution estimates, which are subject to change, are based on regulatory requirements, future market conditions and assumptions used for actuarial computations of the Retirement Plan’s obligations and assets. Management, at the present time, has not determined the amount, if any, of additional future contributions that may be required.

Index

Net (benefit) expense under the Retirement Plan consisted of:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)

Interest cost on projected benefit obligations	$1,133	$1,172	$3,493	$3,450
Expected return on plan assets	(1,272)	(1,082)	(3,860)	(3,340)
Recognized actuarial loss	92	84	308	196
Amortization of transition asset	(36)	(35)	(108)	(107)
Net pension (benefit) charge	$(83)	$139	$(167)	$199

10.	Units Outstanding

Changes in AllianceBernstein Units outstanding during the nine-month period ended September 30, 2011 were as follows:

Outstanding as of December 31, 2010	278,115,232
Options exercised	86,543
Units issued	—
Units retired	(206,125)
Units forfeited	—
Outstanding as of September 30, 2011	277,995,650

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

During March, June and September 2011, we purchased 188,725, 1,200 and 16,200 AllianceBernstein Units, respectively, in private transactions and retired them.

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

At September 30, 2011 and December 31, 2010, AllianceBernstein had $160.0 million and $225.0 million, respectively, in commercial paper outstanding with weighted average interest rates of approximately 0.2% and 0.3%, respectively. The fair value of commercial paper and amounts outstanding under the 2010 Credit Facility described below are short-term in nature and, as such, recorded value is estimated to approximate fair value. Average daily borrowings of commercial paper during the first nine months of 2011 and the full-year 2010 were $276.2 million and $104.2 million, respectively, with weighted average interest rates of approximately 0.2% for both periods.

On December 9, 2010, AllianceBernstein entered into a committed, unsecured three-year senior revolving credit facility (the “2010 Credit Facility”) with a group of commercial banks and other lenders in an original principal amount of $1.0 billion with SCB LLC as an additional borrower.

Index

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

As of September 30, 2011 and December 31, 2010, we had no amounts outstanding under the 2010 Credit Facility. Average daily borrowings outstanding under the 2010 Credit Facility and the revolving credit facility during the first nine months of 2011 and full-year 2010 were $0.1 million and $65.6 million, respectively, with weighted average interest rates of approximately 1.3% and 0.3%, respectively.

In addition, SCB LLC has five uncommitted lines of credit with four financial institutions. Two of these lines of credit permit us to borrow up to an aggregate of approximately $200.0 million while three lines have no stated limit.

At September 30, 2011 and December 31, 2010, AllianceBernstein had $8.0 million and zero, respectively, in uncommitted bank loans outstanding with a weighted average interest rate of approximately 1.7% at September 30, 2011. Average daily borrowings of bank loans during the first nine months of 2011 and the full-year 2010 were $7.4 million and $2.4 million, respectively, with weighted average interest rates of approximately 1.3% and 1.5%, respectively.

Index

13.	Comprehensive Income

Comprehensive income consisted of:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)

Net income	$72,536	$54,434	$308,345	$282,707
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investments	(562)	1,266	(35)	364
Foreign currency translation adjustment	(12,603)	34,834	200	4,869
Changes in retirement plan related items	(43)	49	23	89
Comprehensive income	59,328	90,583	308,533	288,029
Comprehensive loss (income) in consolidated entities attributable to non-controlling interests	18,571	(5,740)	33,660	21,303
Comprehensive income attributable to AllianceBernstein Unitholders	$77,899	$84,843	$342,193	$309,332

14.	Changes in Capital

Changes in capital as of September 30, 2011 consisted of:

	Partners’ Capital Attributable to AllianceBernstein Unitholders	Non-Controlling Interests In Consolidated Entities	Total Capital
	(in thousands)

Balance as of December 31, 2010	$4,368,634	$124,517	$4,493,151
Comprehensive income (loss):
Net income (loss)	341,592	(33,247)	308,345
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investments	(68)	33	(35)
Foreign currency translation adjustment	646	(446)	200
Changes in employee benefit related items	23	—	23
Comprehensive income (loss)	342,193	(33,660)	308,533

Cash distributions to General Partner and unitholders	(385,208)	—	(385,208)
Capital contributions (distributions)	2,669	(1,846)	823
Purchase of Australian joint venture	10,720	(32,104)	(21,384)
Purchase of AllianceBernstein Units	(4,565)	—	(4,565)
Compensation-related transactions	(18,627)	—	(18,627)
Balance as of September 30, 2011	$4,315,816	$56,907	$4,372,723

Index

Changes in capital as of September 30, 2010 consisted of:

	Partners’ Capital Attributable to AllianceBernstein Unitholders	Non-Controlling Interests In Consolidated Entities	Total Capital
	(in thousands)

Balance as of December 31, 2009	$4,530,362	$171,593	$4,701,955
Comprehensive income (loss):
Net income (loss)	305,900	(23,193)	282,707
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investments	140	224	364
Foreign currency translation adjustment	3,203	1,666	4,869
Changes in employee benefit related items	89	—	89
Comprehensive income (loss)	309,332	(21,303)	288,029

Cash distributions to General Partner and unitholders	(447,651)	—	(447,651)
Capital contributions (distributions)	2,810	(4,787)	(1,977)
Compensation-related transactions	(42,991)	—	(42,991)
Balance as of September 30, 2010	$4,351,862	$145,503	$4,497,365

15.	Acquisitions

On October 1, 2010, we acquired SunAmerica’s alternative investment group, an experienced team that manages a portfolio of hedge fund and private equity fund investments. The purchase price of this acquisition, accounted for under ASC 805, Business Combinations, was $49.0 million, consisting of $14.3 million of cash payments, $2.5 million of assumed deferred compensation liabilities and $32.2 million of net contingent consideration payable. The net contingent consideration payable consists of the net present value of three annual payments of $1.5 million to SunAmerica based on its assets under management transferred to us in the acquisition and the net present value of projected revenue sharing payments of $35.5 million based on projected newly-raised assets under management by the acquired group. This contingent consideration payable was offset by $4.1 million of performance-based fees earned in 2010 determined to be pre-acquisition consideration. The excess of the purchase price over the fair value of identifiable assets acquired resulted in the recognition of $46.1 million of goodwill. During the first nine months of 2011, no adjustments were made to the contingent consideration payable.

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

On May 31, 2011, we acquired Pyrander Capital Management, LLC, an investment management company jointly owned by Caxton Associates L.P. (“Caxton”) and Kurt Feuerman, a Caxton portfolio manager. We hired Mr. Feuerman and members of his team from Caxton, and acquired investment management contracts of the investment vehicles the team manages. The purchase price of this acquisition, accounted for under ASC 805, Business Combinations, was $10.2 million, consisting of $5.5 million of cash payments, $4.4 million payable over the next two years (if Mr. Feuerman remains with the company) and a miscellaneous liability of $0.3 million. The excess of the purchase price over the fair value of identifiable assets acquired resulted in the recognition of $5.7 million of goodwill. We also recorded $2.5 million of indefinite-lived intangible assets relating to the acquired fund’s investment management contracts and $2.0 million of definite-lived intangible assets relating to separately managed accounts’ relationships. Mr. Feuerman also received two restricted Holding unit awards; one with a three-year service condition and one with a five-year service condition and performance condition (assets under management targets). As a result of the service conditions, for accounting purposes these awards are considered compensation expense, not part of the purchase price. Also, we are contingently liable to pay Caxton an additional $4.4 million if Mr. Feuerman’s five-year service condition and performance condition are met.

16.	Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement. The changes to the existing guidance include how and when the valuation premise of highest and best use applies, the application of premiums and discounts, as well as new required disclosures. This standard is effective for interim and annual periods beginning after December 15, 2011 and is not expected to have a material impact on our consolidated financial statements.

Index

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income. This standard eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. An entity can elect to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive statements. This standard will not change the items that constitute net income and other comprehensive income, when an item of other comprehensive income must be reclassified to net income or the earnings per unit computation (which will continue to be based on net income). ASU No. 2011-05 is effective for interim and annual periods beginning after December 15, 2011 and is not expected to have a material impact on our consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment. The revised standard is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary. The revised standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and is not expected to have a material impact on our consolidated financial statements.

Index

Report of Independent Registered Public Accounting Firm

To the General Partner and Unitholders
AllianceBernstein L.P.

We have reviewed the accompanying condensed consolidated statement of financial condition of AllianceBernstein L.P. ("AllianceBernstein") as of September 30, 2011, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2011 and 2010, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2011 and 2010. These interim financial statements are the responsibility of the management of AllianceBernstein Corporation, the General Partner.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition as of December 31, 2010, and the related consolidated statements of income, of changes in partners' capital and comprehensive income, and of cash flows for the year then ended (not presented herein), and in our report dated February 10, 2011, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial condition as of December 31, 2010, is fairly stated in all material respects in relation to the consolidated statement of financial condition from which it has been derived.

/s/ PricewaterhouseCoopers LLP
New York, New York
October 26, 2011

Index

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

The third quarter of 2011 was one of extreme volatility and uncertainty in the global markets. The escalation of Europe’s sovereign debt crisis, the U.S. debt ceiling debate and resulting S&P downgrade of U.S. Treasury Bills, and further weakening in the U.S. economy led to equity declines not seen since the financial crisis, and hit the corporate and high yield fixed income markets hard as well. These conditions sidelined many investors. During the quarter we saw a decline in both gross sales and client redemptions.

Our total assets under management (“AUM”) as of September 30, 2011 were $402.0 billion, down $59.0 billion, or 12.8%, compared to June 30, 2011, and down $75.5 billion, or 15.8%, compared to September 30, 2010. During the third quarter of 2011, AUM decreased as a result of market depreciation of $43.6 billion and net outflows of $15.4 billion ($9.0 billion of which occurred in the Institutions channel). During the twelve-month period ended September 30, 2011, AUM decreased as a result of net outflows of $78.5 billion (primarily within the Institutions channel) and market depreciation of $6.1 billion, partly offset by various acquisitions totaling $9.1 billion.

Institutional AUM decreased $30.4 billion, or 11.9%, to $224.1 billion during the third quarter of 2011, primarily due to market depreciation of $21.5 billion and net outflows of $9.0 billion. Net outflows declined sequentially from $14.9 billion during the second quarter of 2011 primarily due to an approximate 31% decrease in redemptions and terminations (which includes redemptions of mutual fund shares and terminations of accounts) to $10.5 billion and an approximate 77% decrease in cash outflows (which includes cash withdrawals without closing an account and unreinvested dividends) to $0.8 billion. Gross sales, though, declined 39% sequentially from $3.7 billion during the second quarter of 2011 to $2.3 billion during the third quarter of 2011. The pipeline of awarded but unfunded institutional mandates increased $0.8 billion to $7.0 billion as a result of new mandates won across diverse strategies during the quarter.

Retail AUM decreased $19.6 billion, or 15.2%, to $109.8 billion during the third quarter of 2011 as a result of market depreciation of $15.2 billion and net outflows of $4.4 billion. Net outflows increased sequentially from $2.0 billion during the second quarter of 2011 as gross sales decreased 14% from $8.5 billion during the second quarter to $7.3 billion during the third quarter of 2011. In addition, redemptions and terminations increased sequentially from $8.6 billion to $9.4 billion and cash outflows increased from $1.9 billion to $2.3 billion.

Private Client AUM decreased $9.0 billion, or 11.6%, to $68.1 billion during the third quarter of 2011 primarily as a result of market depreciation of $6.9 billion and net outflows of $2.0 billion. Net outflows slowed from the prior quarter’s net outflows of $2.6 billion as gross sales increased sequentially from $1.5 billion to $1.7 billion and cash outflows decreased from $2.7 billion during the second quarter to $0.6 billion during the current quarter. Redemptions and terminations, however, increased from $1.4 billion during the second quarter of 2011 to $3.1 billion during the current quarter.

Bernstein Research Services revenue for the third quarter of 2011 was $118.1 million, up $22.3 million, or 23.3%, compared to the third quarter of 2010, driven by higher transaction volumes.

Net revenues for the third quarter of 2011 decreased $116.1 million, or 15.3%, to $641.5 million from $757.6 million in the third quarter of 2010. The most significant drivers of the decline were current quarter losses compared to prior-year quarter gains on deferred compensation and seed money investments, as well as lower base advisory and performance fees, partially offset by higher Bernstein Research Services and distribution revenues. Operating expenses for the third quarter of 2011 decreased $136.3 million, or 19.5%, to $563.8 million from $700.1 million in the third quarter of 2010. In the prior-year quarter, we recorded an $89.6 million real estate charge associated with a reduction in occupancy, as compared to a $6.9 million charge in the current quarter primarily associated with consolidating our office space in London. In addition, deferred and other compensation expenses decreased year-over-year.

Operating income for the third quarter of 2011 increased $20.2 million, or 35.2%, to $77.7 million compared to the third quarter of 2010, while our operating margin more than doubled to 15.0% from 7.2% primarily due to the $89.6 million real estate charge taken in the prior-year quarter. However, our operating margin on an adjusted basis declined from 19.5% in the third quarter of 2010 to 17.7% in the current quarter, primarily due to lower revenues.

In this environment, equity portfolios that are defensive and short-term in nature are performing well, while high-conviction, long-duration core equity portfolios continue to underperform. To deliver for our clients over the long term, we believe that the best approach is to maintain the strict investment discipline and core research beliefs that in the past have delivered investment outperformance, while at the same time offering them a broader set of solutions-based strategies that meet their evolving needs. During the third quarter, some of our newer product offerings outperformed their peers, including equity-income, market neutral, long-short equities and enhanced alpha fixed income. And Dynamic Asset Allocation, a strategy we introduced last year just for markets like the one we are in today, accomplished exactly what it was designed to do, mitigating risk without sacrificing returns. Looking forward, while our challenges are likely to continue through the rest of this year, we are confident that our diversified business model, our strong client relationships and our financial viability will endure, and AllianceBernstein will emerge a stronger, well-positioned firm as a result.

Index

Outsourcing Initiative

As previously disclosed in our Forms 10-Q for the quarters ended March 31, 2011 and June 30, 2011, we continue discussions with a major financial institution concerning the likely outsourcing of operations activities that support our institutional client accounts. These activities involve post-trade functions such as trade settlements, portfolio accounting, client reporting and performance measurement. If an agreement is reached, it would result in various current AllianceBernstein employees becoming employees of the institution or an affiliate, and the eventual conversion from certain AllianceBernstein technology platforms to similar platforms maintained by the institution. Our research and investment management activities will not be outsourced.

Index

Assets Under Management

Assets under management by distribution channel were as follows:

	As of September 30,
	2011	2010	$ Change	% Change
	(in billions)

Institutions(1)	$224.1	$276.2	$(52.1)	(18.9)%
Retail	109.8	125.6	(15.8)	(12.6)
Private Client	68.1	75.7	(7.6)	(10.0)
Total	$402.0	$477.5	$(75.5)	(15.8)
________________________
(1)	Previously reported AUM for September 30, 2010 have been adjusted by removing an affiliated account for which we serve in an advisory capacity and do not have discretionary trading authority.

Assets under management by investment service were as follows:

	As of September 30,
	2011	2010	$ Change	% Change
	(in billions)
Equity
Value:
U.S.	$25.1	$38.6	$(13.5)	(35.1)%
Global & international	61.9	112.9	(51.0)	(45.2)
	87.0	151.5	(64.5)	(42.6)
Growth:
U.S.	21.3	30.3	(9.0)	(29.5)
Global & international	23.5	46.9	(23.4)	(49.9)
	44.8	77.2	(32.4)	(41.9)
Total Equity	131.8	228.7	(96.9)	(42.4)
Fixed Income:
U.S.	124.1	122.5	1.6	1.3
Global & international	89.4	86.9	2.5	2.8
	213.5	209.4	4.1	1.9
Other(1)(2):
U.S.	26.2	25.0	1.2	4.5
Global & international	30.5	14.4	16.1	112.7
	56.7	39.4	17.3	43.9
Total:
U.S.	196.7	216.4	(19.7)	(9.1)
Global & international	205.3	261.1	(55.8)	(21.4)
Total	$402.0	$477.5	$(75.5)	(15.8)
________________________
(1)	Previously reported AUM for September 30, 2010 have been adjusted by removing an affiliated account for which we serve in an advisory capacity and do not have discretionary trading authority.

(2)	Includes index, structured, asset allocation services and certain other alternative investments.

During the first quarter of 2011, AXA sold its 50% interest in our consolidated Australian joint venture to an unaffiliated third party as part of a larger transaction. On March 31, 2011, we purchased that 50% interest from the unaffiliated third party for $21.4 million, making our Australian entity a wholly-owned subsidiary. As a result, we eliminated $32.1 million of non-controlling interests in consolidated entities and increased partner’s capital attributable to AllianceBernstein unitholders by $10.7 million. As of September 30, 2011, we were managing approximately $12.1 billion for the unaffiliated third party. This party’s commitment to continue to engage us as investment manager with respect to approximately 75% of the $12.1 billion expires on or before March 31, 2012.

Index

Changes in assets under management for the three-month, nine-month and twelve-month periods ended September 30, 2011 were as follows:

	Distribution Channel				Investment Service
	Institutions	Retail	Private Client	Total	Value Equity	Growth Equity	Fixed Income	Other(2)	Total
	(in billions)

Balance as of June 30, 2011	$254.5	$129.4	$77.1	$461.0	$121.4	$62.6	$215.8	$61.2	$461.0
Long-term flows:
Sales/new accounts	2.3	7.3	1.7	11.3	1.3	1.0	6.8	2.2	11.3
Redemptions/terminations	(10.5)	(9.4)	(3.1)	(23.0)	(9.2)	(5.8)	(7.6)	(0.4)	(23.0)
Cash flow/unreinvested dividends	(0.8)	(2.3)	(0.6)	(3.7)	(2.6)	(1.8)	0.2	0.5	(3.7)
Net long-term (outflows) inflows	(9.0)	(4.4)	(2.0)	(15.4)	(10.5)	(6.6)	(0.6)	2.3	(15.4)
Transfers	0.1	—	(0.1)	—	—	—	—	—	—
Market (depreciation)	(21.5)	(15.2)	(6.9)	(43.6)	(23.9)	(11.2)	(1.7)	(6.8)	(43.6)
Net change	(30.4)	(19.6)	(9.0)	(59.0)	(34.4)	(17.8)	(2.3)	(4.5)	(59.0)
Balance as of September 30, 2011	$224.1	$109.8	$68.1	$402.0	$87.0	$44.8	$213.5	$56.7	$402.0

	Distribution Channel				Investment Service
	Institutions	Retail	Private Client	Total	Value Equity	Growth Equity	Fixed Income	Other(2)	Total
	(in billions)

Balance as of December 31, 2010	$272.9	$127.0	$78.1	$478.0	$144.3	$74.3	$206.2	$53.2	$478.0
Long-term flows:
Sales/new accounts	11.2	23.9	5.6	40.7	5.1	3.8	23.6	8.2	40.7
Redemptions/terminations	(39.8)	(25.6)	(6.2)	(71.6)	(32.2)	(19.9)	(18.7)	(0.8)	(71.6)
Cash flow/unreinvested dividends	(8.3)	(5.4)	(4.6)	(18.3)	(10.8)	(5.5)	(2.4)	0.4	(18.3)
Net long-term (outflows) inflows	(36.9)	(7.1)	(5.2)	(49.2)	(37.9)	(21.6)	2.5	7.8	(49.2)
Acquisitions	1.1	—	0.1	1.2	—	1.2	—	—	1.2
Transfers	0.1	—	(0.1)	—	—	—	—	—	—
Market (depreciation) appreciation	(13.1)	(10.1)	(4.8)	(28.0)	(19.4)	(9.1)	4.8	(4.3)	(28.0)
Net change	(48.8)	(17.2)	(10.0)	(76.0)	(57.3)	(29.5)	7.3	3.5	(76.0)
Balance as of September 30, 2011	$224.1	$109.8	$68.1	$402.0	$87.0	$44.8	$213.5	$56.7	$402.0

	Distribution Channel				Investment Service
	Institutions(1)	Retail	Private Client	Total	Value Equity	Growth Equity	Fixed Income	Other(1)(2)	Total
	(in billions)

Balance as of September 30, 2010	$276.2	$125.6	$75.7	$477.5	$151.5	$77.2	$209.4	$39.4	$477.5
Long-term flows:
Sales/new accounts	14.7	30.6	7.5	52.8	6.5	4.8	31.6	9.9	52.8
Redemptions/terminations	(60.6)	(36.4)	(7.8)	(104.8)	(49.9)	(29.2)	(24.6)	(1.1)	(104.8)
Cash flow/unreinvested dividends	(13.4)	(7.3)	(5.8)	(26.5)	(14.3)	(7.5)	(5.8)	1.1	(26.5)
Net long-term (outflows) inflows	(59.3)	(13.1)	(6.1)	(78.5)	(57.7)	(31.9)	1.2	9.9	(78.5)
Acquisition	9.0	—	0.1	9.1	—	1.2	—	7.9	9.1
Transfers	0.1	—	(0.1)	—	—	—	—	—	—
Market (depreciation) appreciation	(1.9)	(2.7)	(1.5)	(6.1)	(6.8)	(1.7)	2.9	(0.5)	(6.1)
Net change	(52.1)	(15.8)	(7.6)	(75.5)	(64.5)	(32.4)	4.1	17.3	(75.5)
Balance as of September 30, 2011	$224.1	$109.8	$68.1	$402.0	$87.0	$44.8	$213.5	$56.7	$402.0
________________________
(1)	Previously reported AUM for September 30, 2010 have been adjusted by removing an affiliated account for which we serve in an advisory capacity and do not have discretionary trading authority.

(2)	Includes index, structured, asset allocation services and certain other alternative investments.

Index

Average assets under management by distribution channel and investment service were as follows:

	Three Months Ended				Nine Months Ended
	9/30/11	9/30/10	$ Change	% Change	9/30/11	9/30/10	$ Change	% Change
	(in billions)
Distribution Channel:
Institutions(1)	$243.0	$269.8	$(26.8)	(9.9)%	$259.7	$277.1	$(17.4)	(6.3)%
Retail	121.6	120.7	0.9	0.8	126.9	121.6	5.3	4.4
Private Client	73.3	73.3	—	—	76.8	73.9	2.9	3.8
Total	$437.9	$463.8	$(25.9)	(5.6)	$463.4	$472.6	$(9.2)	(2.0)

Investment Service:
Value Equity	$106.4	$145.6	$(39.2)	(26.9)%	$126.4	$155.6	$(29.2)	(18.8)%
Growth Equity	55.2	76.3	(21.1)	(27.7)	65.3	83.0	(17.7)	(21.3)
Fixed Income	217.0	204.2	12.8	6.2	213.1	196.2	16.9	8.6
Other (1)(2)	59.3	37.7	21.6	57.1	58.6	37.8	20.8	55.1
Total	$437.9	$463.8	$(25.9)	(5.6)	$463.4	$472.6	$(9.2)	(2.0)
________________________
(1)	Previously reported AUM for September 30, 2010 have been adjusted by removing an affiliated account for which we serve in an advisory capacity and do not have discretionary trading authority.
(2)	Includes index, structured, asset allocation services and certain other alternative investments.

Our Institutions channel’s third quarter average AUM of $243.0 billion declined $26.8 billion, or 9.9%, as compared to the third quarter of 2010. This is primarily due to our Institutions channel AUM declining $52.1 billion, or 18.9%, over the last twelve months to $224.1 billion at September 30, 2011. The decrease in period-over-period AUM significantly exceeded the decrease in average AUM due to significant negative market performance in August and September 2011 and negative outflows in September 2011. The $52.1 billion decline in AUM over the last twelve months was due to $59.3 billion of net outflows (consisting of net outflows of $67.3 billion in Value and Growth Equity services, offset by net inflows of $5.5 billion in Other services) and market depreciation of $1.9 billion (consisting of market depreciation of $4.2 billion in Value Equity services, offset by market appreciation of $2.4 billion in Fixed Income services), partially offset by additional AUM from two acquisitions of $9.0 billion.

Our Retail channel’s third quarter 2011 average AUM of $121.6 billion increased $0.9 billion, or 0.8%, as compared to the third quarter of 2010. However, our Retail channel AUM at September 30, 2011 was $109.8 billion, down $15.8 billion, or 12.6%, from September 30, 2010. The decrease in period-over-period AUM differed significantly from the increase in average AUM due to significant negative market performance in August and September 2011. The $15.8 billion decline in AUM over the last twelve months was due to $13.1 billion of net outflows (consisting of net outflows of $16.0 billion in Value and Growth Equity services, offset by net inflows of $2.4 billion in Other services) and market depreciation of $2.7 billion (consisting of market depreciation of $2.4 billion in Value and Growth Equity services).

Our Private Client channel’s third quarter 2011 average AUM of $73.3 billion was flat versus the third quarter of 2010. However, our Private Client channel AUM at September 30, 2011 was $68.1 billion, down $7.6 billion, or 10.0%, from September 30, 2010. The decrease in period-over-period AUM as compared to no movement in average AUM was due to significant negative market performance in August and September 2011. The $7.6 billion decline in AUM over the last twelve months was due to $6.1 billion of net outflows (consisting of net outflows of $6.3 billion in Value and Growth Equity services and $1.4 billion in Fixed Income services, offset by net inflows of $1.6 billion in Other services) and market depreciation of $1.5 billion (consisting of market depreciation of $2.3 billion in Value and Growth Equity services, offset by market appreciation of $0.8 billion in Fixed Income services).

Index

Absolute investment composite returns and relative performance compared to benchmarks for certain representative Value, Growth, Blend and Fixed Income services were as follows:

	Three months ended September 30, 2011	Nine months ended September 30, 2011

Global Value
Absolute return	(22.4)%	(20.6)%
Relative return (vs. MSCI World Index – net)	(5.8)	(8.4)
International Value
Absolute return	(22.2)	(20.5)
Relative return (vs. MSCI EAFE Index – net)	(3.2)	(5.5)
Japan Value
Absolute return	(10.9)	(15.6)
Relative return (vs. TOPIX)	(1.5)	(2.2)
U.S. Diversified Value
Absolute return	(17.8)	(13.5)
Relative return (vs. Russell 1000 Value Index)	(1.6)	(2.2)
Global Research Growth
Absolute return	(18.9)	(17.4)
Relative return (vs. MSCI World Index – net)	(2.3)	(5.2)
Global Thematic Research
Absolute return	(23.1)	(24.3)
Relative return (vs. MCSI ACWI – net)	(5.7)	(10.7)
International Large Cap Growth
Absolute return	(20.4)	(22.0)
Relative return (vs. MSCI EAFE Index – net)	(1.4)	(7.1)
U.S. Large Cap Growth
Absolute return	(15.7)	(12.3)
Relative return (vs. Russell 1000 Growth Index)	(2.5)	(5.1)
Global Blend
Absolute return	(20.3)	(18.3)
Relative return (vs. MSCI World Index – net)	(3.6)	(6.1)
International Blend
Absolute return	(20.4)	(20.3)
Relative return (vs. MSCI EAFE Index – net)	(1.4)	(5.3)
Emerging Market Blend
Absolute return	(25.1)	(25.7)
Relative return (vs. MSCI EM Index – net)	(2.5)	(3.8)
Strategic Core Plus (fixed income)
Absolute return	2.9	6.2
Relative return (vs. Barclays US Aggregate)	(0.9)	(0.4)
Global Plus (fixed income)
Absolute return	0.9	5.9
Relative return (vs. Barclays Global Aggregate)	(0.1)	0.5
Emerging Market Debt (fixed income)
Absolute return	(3.6)	1.3
Relative return (vs. JMP EMBI Global)	(1.8)	(1.9)

Our U.S and global large cap equity services underperformed their benchmarks for the three- and nine-month periods ended September 30, 2011. We attribute this underperformance to our adherence to our core investment discipline, which focuses on long-term value characteristics such as inexpensive cash flows in value stocks and undervalued earnings growth potential in growth stocks. Although the short-term oriented equity markets have been unwilling to reward these characteristics, our core research beliefs have not wavered, and we believe that staying true to our beliefs is in our clients’ best interest over the long term.

Our fixed income services generally underperformed their benchmarks for the three- and nine-month periods ended September 30, 2011. We attribute this underperformance to significant risk aversion in the global debt markets, which resulted from the threat of another global financial crisis and manifested itself in heightened credit risk and investors seeking less risky investments like U.S. Treasury Bills.

Index

It is likely that our underperformance during the nine months of 2011 will place continued pressure on our flows during the remainder of 2011, particularly in the Institutions channel.

Consolidated Results of Operations

	Three Months Ended				Nine Months Ended
	9/30/11	9/30/10	$ Change	% Change	9/30/11	9/30/10	$ Change	% Change
	(in millions, except per unit amounts)

Net revenues	$641.5	$757.6	$(116.1)	(15.3)%	$2,124.9	$2,171.0	$(46.1)	(2.1)%
Expenses	563.8	700.1	(136.3)	(19.5)	1,793.1	1,865.9	(72.8)	(3.9)
Operating income	77.7	57.5	20.2	35.2	331.8	305.1	26.7	8.7
Non-operating income	—	—	—	—	—	6.8	(6.8)	(100.0)
Income before income taxes	77.7	57.5	20.2	35.2	331.8	311.9	19.9	6.4
Income taxes	5.2	3.1	2.1	70.8	23.5	29.2	(5.7)	(19.7)
Net income	72.5	54.4	18.1	33.3	308.3	282.7	25.6	9.1
Net loss (income) of consolidated entities attributable to non-controlling interests	18.5	(2.9)	21.4	n/m	33.3	23.2	10.1	43.4
Net income attributable to AllianceBernstein Unitholders	$91.0	$51.5	$39.5	76.6	$341.6	$305.9	$35.7	11.7

Diluted net income per AllianceBernstein Unit	$0.32	$0.18	$0.14	77.8	$1.21	$1.09	$0.12	11.0

Distributions per AllianceBernstein Unit	$0.32	$0.18	$0.14	77.8	$1.21	$1.09	$0.12	11.0

Operating margin (1)	15.0%	7.2%			17.2%	15.1%
________________________
(1)	Operating income excluding net loss attributable to non-controlling interests as a percentage of net revenues.

Net income attributable to AllianceBernstein Unitholders for the three months ended September 30, 2011 increased $39.5 million, or 76.6%, from the three months ended September 30, 2010. The increase was primarily due to (in millions):

$82.7	Lower real estate charges
38.8	Lower cash incentive compensation
33.8	Lower deferred compensation vesting expense
22.3	Higher Bernstein Research Services revenues
10.7	Insurance proceeds
(73.8)	Higher deferred compensation-related losses
(33.2)	Lower investment advisory fees
(13.2)	Higher salaries, severance and retention
(9.6)	Higher seed money losses
(5.9)	Higher other promotion and servicing
(3.6)	Higher foreign exchange losses
(3.3)	Higher commissions
(6.2)	Other
$39.5

Index

Net income attributable to AllianceBernstein Unitholders for the nine months ended September 30, 2011 increased $35.7 million, or 11.7%, from the nine months ended September 30, 2010. The increase was primarily due to (in millions):

$94.7	Lower real estate charges
55.7	Lower cash incentive compensation
21.7	Higher Bernstein Research Services revenues
10.7	Insurance proceeds
5.9	Lower deferred compensation vesting expense
(40.1)	Higher deferred compensation-related losses
(34.9)	Lower investment advisory fees
(32.0)	Higher salaries, severance and retention
(25.9)	Higher other promotion and servicing
(10.3)	Higher commissions
(5.2)	Higher seed money losses
(4.6)	Other
$35.7

Compensation expense generally is determined on a discretionary basis and is primarily a function of our firm’s financial performance. Senior management uses a metric in determining the amount of incentive compensation to award based on a ratio of adjusted employee compensation and benefits expense to adjusted net revenues (see further discussion of this metric in the Employee Compensation and Benefits section of this MD&A). As such, the increase or decrease of cash incentive compensation in any given period is a function of the compensation metric and the increases or decreases of other compensation components (primarily salaries, severance, retention, deferred compensation vesting expense, commissions and fringe benefits).

Real Estate Charges

During 2010, we performed a comprehensive review of our real estate requirements in New York in connection with our workforce reductions that commenced in 2008. As a result, during 2010 we decided to sub-lease over 380,000 square feet in New York (approximately half of which has occurred) and largely consolidate our New York-based employees into two office locations from three. We therefore recorded a pre-tax real estate charge of $89.6 million in the third quarter of 2010 that reflected the net present value of the difference between the amount of our on-going contractual operating lease obligations for this space and our estimate of current market rental rates, as well as the write-off of leasehold improvements, furniture and equipment related to this space. We periodically review the assumptions and estimates we used in recording this charge. We also recorded a real estate charge of $12.0 million in the first quarter of 2010.

Based on existing sub-leases when we recorded the charge, our assumptions of when we could sub-lease the remaining space and market rental rates, we estimated at that time that the charge would lower our occupancy costs on real estate commitments by approximately $21 million in 2011 and approximately $23 million in 2012 and subsequent years. These lower costs are, and will be, partially offset by additional leases entered into since the third quarter of 2010. For additional information, see “Cautions Regarding Forward-Looking Statements”.

During the third quarter of 2011, we recorded pre-tax real estate charges totaling $6.9 million for our office space in London, New York and other U.S. locations. The London charge was $8.8 million consisting of a $5.8 million payment to the assignee which is scheduled to be paid during the fourth quarter of 2011, as well as the write-off of $3.0 million of leasehold improvements, furniture and equipment related to the space. We also wrote off an additional $1.5 million of leasehold improvements, furniture and equipment related to the New York space and had miscellaneous charges of $0.4 million. These charges were offset by a $3.8 million credit we recorded this quarter due to changes in estimates related to our third quarter 2010 charge.

Index

Non-GAAP Measures

We are providing the non-GAAP measures “adjusted net revenues”, “adjusted operating income” and “adjusted operating margin” because they are the principle metrics management uses in evaluating and comparing period-to-period operating performance and we believe they are useful to investors.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)

Net revenues, GAAP basis	$641,529	$757,567	$2,124,913	$2,170,996
Exclude:
Deferred compensation-related investment (gains) losses	37,840	(36,013)	29,688	(10,375)
Deferred compensation-related dividends and interest	(982)	(830)	(2,138)	(2,550)
90% of consolidated venture capital fund investment (gains) losses	18,306	(2,056)	32,662	24,096
Distribution-related payments	(76,323)	(72,501)	(229,636)	(210,265)
Amortization of deferred sales commissions	(9,186)	(11,780)	(29,383)	(36,048)
Pass-through fees and expenses	(8,894)	(8,933)	(27,505)	(22,922)
Adjusted net revenues	$602,290	$625,454	$1,898,601	$1,912,932

Operating income, GAAP basis	$77,716	$57,480	$331,777	$305,111
Exclude:
Deferred compensation-related investment (gains) losses	37,840	(36,013)	29,688	(10,375)
Deferred compensation-related dividends and interest	(982)	(830)	(2,138)	(2,550)
Deferred compensation-related mark-to-market vesting (credit) expense	(24,302)	14,158	(16,500)	(4,568)
Deferred compensation-related dividends and interest expense	1,572	731	4,248	2,223
Net impact of deferred compensation-related investments	14,128	(21,954)	15,298	(15,270)
Insurance proceeds	(10,691)	—	(10,691)	—
Real estate charges	6,905	89,598	6,941	101,582
Sub-total of non-GAAP adjustments	10,342	67,644	11,548	86,312
Net loss (income) of consolidated entities attributable to non-controlling interests	18,445	(2,919)	33,247	23,193
Adjusted operating income	$106,503	$122,205	$376,572	$414,616

Adjusted operating margin	17.7%	19.5%	19.8%	21.7%

Adjusted operating income for the three months and nine months ended September 30, 2011 decreased $15.7 million, or 12.8%, and $38.0 million, or 9.2%, respectively, from the three months and nine months ended September 30, 2010. The decrease in both periods was primarily due to lower investment advisory fees, higher seed money and other investment losses, higher general and administrative expenses (excluding real estate charges) and higher other promotion and servicing expenses, partially offset by higher Bernstein Research Services revenues and lower compensation expense (excluding the impact of deferred compensation mark-to-market vesting expense and dividends and interest expense).

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

Index

Adjusted Operating Income

Adjusted operating income represents operating income on a GAAP basis excluding (1) the impact on net revenues and compensation expense of the mark-to-market gains and losses (as well as the dividends and interest) associated with employee deferred compensation-related investments, (2) real estate charges, (3) insurance proceeds, and (4) the net loss or income of consolidated entities attributable to non-controlling interests.

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

In the third quarter of 2011, we received significant insurance proceeds from the settlement of a derivative claim that are not considered part of our core operating results.

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

Unit Repurchases

AllianceBernstein engages in open-market purchases of Holding Units to help fund anticipated obligations under its incentive compensation award program and purchases of Holding Units from employees to allow them to fulfill statutory tax requirements at the time of distribution of long-term incentive compensation awards. During the third quarter and first nine months of 2011, AllianceBernstein purchased approximately 3.0 million and 7.7 million Holding Units for $44.8 million and $145.6 million, respectively. These amounts reflect open-market purchases of 3.0 million and 7.6 million Holding Units for $45.2 million and $144.2 million, respectively, and the remainder relating to employee tax withholding purchases, offset by Holding Units purchased by employees as part of a dividend reinvestment election. We intend to continue to engage in open-market purchases of Holding Units to help fund anticipated obligations under our incentive compensation award program.

Index

During the third quarter of 2011, we adopted a plan to repurchase Holding Units pursuant to Rule 10b5-1 under the Exchange Act. A Rule 10b5-1 plan allows a company to repurchase its shares at times when it otherwise might be prevented from doing so because of self-imposed trading blackout periods and because it possesses material non-public information. The broker we selected has the authority under the terms and limitations specified in the plan to repurchase Holding Units on our behalf in accordance with the terms of the plan. Repurchases are subject to SEC regulations as well as certain price, market volume and timing constraints specified in the plan. The plan expires at the close of business on October 26, 2011.

We intend to use our 10b5-1 plan to make Holding Unit repurchases in the market during the open trading window and blackout periods to help fund anticipated obligations under our incentive compensation award program.

We granted approximately 0.1 million and 1.7 million restricted Holding Unit awards to employees during the third quarter and first nine months of 2011, respectively, for retention and recruitment purposes. To fund these awards, we allocated previously repurchased Holding Units that had been held in the consolidated rabbi trust. There were approximately 7.4 million unallocated Holding Units remaining in the consolidated rabbi trust as of September 30, 2011.

Net Revenues

The following table summarizes the components of net revenues:

	Three Months Ended				Nine Months Ended
	9/30/11	9/30/10	$ Change	% Change	9/30/11	9/30/10	$ Change	% Change
	(in millions)
Investment advisory and services fees:
Institutions:
Base fees	$143.0	$181.3	$(38.3)	(21.1)%	$478.1	$563.7	$(85.6)	(15.2)%
Performance-based fees	0.5	5.0	(4.5)	(89.0)	8.9	10.5	(1.6)	(15.4)
	143.5	186.3	(42.8)	(22.9)	487.0	574.2	(87.2)	(15.2)
Retail:
Base fees	163.4	160.9	2.5	1.6	500.6	471.1	29.5	6.3
Performance-based fees	—	—	—	—	—	—	—	—
	163.4	160.9	2.5	1.6	500.6	471.1	29.5	6.3
Private Client:
Base fees	163.1	155.4	7.7	4.9	505.3	482.2	23.1	4.8
Performance-based fees	0.1	0.7	(0.6)	(91.3)	0.5	0.8	(0.3)	(28.2)
	163.2	156.1	7.1	4.5	505.8	483.0	22.8	4.7
Total:
Base fees	469.5	497.6	(28.1)	(5.6)	1,484.0	1,517.0	(33.0)	(2.2)
Performance-based fees	0.6	5.7	(5.1)	(89.3)	9.4	11.3	(1.9)	(16.3)
	470.1	503.3	(33.2)	(6.6)	1,493.4	1,528.3	(34.9)	(2.3)

Bernstein research services	118.1	95.8	22.3	23.3	345.4	323.7	21.7	6.7
Distribution revenues	87.9	85.4	2.5	3.0	269.0	249.2	19.8	7.9
Dividend and interest income	5.0	5.0	—	—	15.0	13.9	1.1	8.0
Investment gains (losses)	(66.3)	41.4	(107.7)	n/m	(78.9)	(23.2)	(55.7)	(240.6)
Other revenues	27.2	27.5	(0.3)	(0.9)	83.2	81.8	1.4	1.7
Total revenues	642.0	758.4	(116.4)	(15.3)	2,127.1	2,173.7	(46.6)	(2.1)
Less: interest expense	0.5	0.8	(0.3)	(34.8)	2.2	2.7	(0.5)	(21.0)
Net revenues	$641.5	$757.6	$(116.1)	(15.3)	$2,124.9	$2,171.0	$(46.1)	(2.1)

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

Index

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

We sometimes charge our clients performance-based fees. In these situations, we charge a base advisory fee and are eligible to earn an additional performance-based fee or incentive allocation that is calculated as either a percentage of absolute investment results or a percentage of investment results in excess of a stated benchmark over a specified period of time. Some performance-based fees include a high-watermark provision, which generally provides that if a client account underperforms relative to its performance target (whether absolute or relative to a specified benchmark), it must gain back such underperformance before we can collect future performance-based fees. Therefore, if we fail to achieve our performance target for a particular period, we will not earn a performance-based fee for that period and, for accounts with a high-watermark provision, our ability to earn future performance-based fees will be impaired. We are eligible to earn performance-based fees on approximately 11% of the assets we manage for institutional clients and approximately 3% of the assets we manage for private clients (in total, approximately 7% of our company-wide AUM). If the percentage of our AUM subject to performance-based fees grows, seasonality and volatility of revenue and earnings are likely to become more significant. Approximately three-fourths of our hedge fund AUM is subject to high-watermarks and a significant majority of this AUM is below high-watermarks by 10% or more. Accordingly, it is very unlikely we will earn performance-based fees on these hedge funds in 2011.

For the three months ended September 30, 2011, our investment advisory and services fees decreased by $33.2 million, or 6.6%, from the third quarter of 2010, primarily due to a decrease of $28.1 million in base fees. For the nine months ended September 30, 2011, our investment advisory and services fees decreased by $34.9 million, or 2.3%, from the nine months ended September 30, 2010, primarily due to a decrease of $33.0 million in base fees.

Institutional investment advisory and services fees for the three months ended September 30, 2011 decreased by $42.8 million, or 22.9%, from the three months ended September 30, 2010, primarily due to a shift in product mix from Equities to Fixed Income and Other services. Average AUM for Equity services decreased 38.1% while average AUM for Fixed Income and Other services increased 6.5% and 86.8%, respectively. Institutional investment advisory and services fees for the nine months ended September 30, 2011 decreased by $87.2 million, or 15.2%, from the nine months ended September 30, 2010, primarily due to a shift in product mix from Equities to Fixed Income and Other services. Average AUM for Equity services decreased 28.4% while average AUM for Fixed Income and Other services increased 7.5% and 79.0%, respectively.

Retail investment advisory and services fees for the three months ended September 30, 2011 increased by $2.5 million, or 1.6%, from the three months ended September 30, 2010, primarily due to a 0.8% increase in average AUM and the impact of significant net sales of long-term non-U.S. global fixed income mutual funds, which generally have higher fees as compared to long-term U.S. mutual funds. Retail investment advisory and services fees for the nine months ended September 30, 2011 increased by $29.5 million, or 6.3%, from the nine months ended September 30, 2010, primarily due to a 4.4% increase in average AUM and the impact of significant net sales of long-term non-U.S. global fixed income mutual funds, which generally have higher fees as compared to long-term U.S. mutual funds.

Private client investment advisory and services fees for the three months ended September 30, 2011 increased by $7.1 million, or 4.5%, from the three months ended September 30, 2010, primarily as a result of higher base fees of $7.7 million, or 4.9%, reflecting an increase in billable AUM of 4.4%. Private client investment advisory and services fees for the nine months ended September 30, 2011 increased by $22.8 million, or 4.7%, from the nine months ended September 30, 2010, primarily as a result of higher base fees of $23.1 million, or 4.8%, reflecting an increase in billable AUM of 4.7%.

Index

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

Revenues from Bernstein Research Services for the three months and nine months ended September 30, 2011 increased $22.3 million, or 23.3%, and $21.7 million, or 6.7%, respectively, from the corresponding period in 2010. The increase was the result of higher transaction volumes which spiked in mid-August before returning to seasonal lows.

Distribution Revenues

AllianceBernstein Investments and AllianceBernstein (Luxembourg) S.A. (each a wholly-owned subsidiary of AllianceBernstein) act as distributor and/or placing agent of company-sponsored mutual funds and receive distribution services fees from certain of those funds as partial reimbursement of the distribution expenses they incur. Period-over-period fluctuations of distribution revenues are typically in-line with fluctuations of the corresponding mutual funds average AUM.

Distribution revenues for the three and nine months ended September 30, 2011 increased $2.5 million, or 3.0%, and $19.8 million, or 7.9%, respectively, whereas, the corresponding mutual funds average AUM grew 6.8% and 12.2%, respectively. Non B-share mutual funds, which have lower distribution fee rates than B-share mutual funds, average AUM for the three and nine months ended September 30, 2011 increased 9.7% and 15.6%, respectively, while B-share mutual funds had significant declines in both corresponding periods.

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

Dividend and Interest Income and Interest Expense

Dividend and interest income consists primarily of investment income and interest earned on customer margin balances and U.S. Treasury Bills. Interest expense principally reflects interest accrued on cash balances in customers’ brokerage accounts. Dividend and interest income, net of interest expense, for the three and nine months ended September 30, 2011 increased $0.3 million and $1.6 million, respectively, from the corresponding periods in 2010.

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

Index

Investment gains (losses) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in millions)
Deferred compensation-related investments
Realized gains (losses)	$(2.3)	$(1.5)	$(6.5)	$(14.2)
Unrealized gains (losses)	(35.5)	37.5	(23.2)	24.6
Consolidated private equity fund investments
Realized gains (losses)	(0.4)	1.2	(0.8)	0.5
Unrealized gains (losses)	(20.0)	1.1	(35.5)	(27.3)
Seed capital and other investments
Realized gains (losses)	13.3	(5.5)	12.2	(14.3)
Unrealized gains (losses)	(21.4)	8.6	(25.1)	7.5
	$(66.3)	$41.4	$(78.9)	$(23.2)

Realized gains or losses on deferred compensation-related investments typically occur in December of each year, as well as the first quarter, as award tranches vest and related investments are sold to provide cash for payments to employees. The realized losses during the first nine months of 2011 and 2010 primarily relate to the liquidation of hedge fund investments. The unrealized losses on deferred compensation-related investments during the third quarter and first nine months of 2011 reflect the unfavorable financial markets during those periods.

Our consolidated private equity fund during the first nine months of 2011 incurred higher mark-to-market losses relating to privately held securities held by the fund, offset by lower mark-to-market losses relating to publicly-traded securities. During the third quarter of 2011, we incurred significantly higher mark-to-market losses relating to publicly-traded securities.

Other Revenues, Net

Other revenues consist of fees earned for transfer agency services provided to company-sponsored mutual funds, fees earned for administration and recordkeeping services provided to company-sponsored mutual funds and the general accounts of AXA and its subsidiaries, and other miscellaneous revenues. Other revenues for the three months ended September 30, 2011 decreased $0.3 million from the corresponding period in 2010. Other revenues for the nine months ended September 30, 2011 increased $1.4 million from the corresponding period in 2010, due primarily to higher shareholder servicing fees.

Expenses

The following table summarizes the components of expenses:

	Three Months Ended				Nine Months Ended
	9/30/11	9/30/10	$ Change	% Change	9/30/11	9/30/10	$ Change	% Change
	(in millions)

Employee compensation and benefits	$283.7	$343.5	$(59.8)	(17.4)%	$950.1	$975.8	$(25.7)	(2.6)%
Promotion and servicing:
Distribution-related payments	76.3	72.5	3.8	5.3	229.6	210.3	19.3	9.2
Amortization of deferred sales commissions	9.2	11.8	(2.6)	(22.0)	29.4	36.0	(6.6)	(18.5)
Other	52.3	46.4	5.9	12.7	165.0	139.1	25.9	18.6
General and administrative:
General and administrative	129.3	130.4	(1.1)	(0.9)	394.0	385.6	8.4	2.2
Real estate charges	6.9	89.6	(82.7)	(92.3)	6.9	101.6	(94.7)	(93.2)
Interest	0.6	0.5	0.1	30.1	1.9	1.4	0.5	31.7
Amortization of intangible assets	5.5	5.4	0.1	1.5	16.2	16.1	0.1	0.4
Total	$563.8	$700.1	$(136.3)	(19.5)	$1,793.1	$1,865.9	$(72.8)	(3.9)

Employee Compensation and Benefits

We had 3,911 full-time employees at September 30, 2011 compared to 4,264 at September 30, 2010. Employee compensation and benefits consist of salaries (including severance), annual cash incentive awards, annual expense associated with the accrual of unvested deferred incentive compensation awards (net of forfeitures), commissions, fringe benefits and other employment costs (including recruitment, training, temporary help and meals).

Index

Compensation expense as a percentage of net revenues was 44.2% and 45.3% for the three months ended September 30, 2011 and 2010, respectively. For the nine months ended September 30, 2011 and 2010, compensation expense as a percentage of net revenues was 44.7% and 44.9%, respectively. Compensation expense generally is determined on a discretionary basis and is primarily a function of our firm’s financial performance. Amounts are awarded to help us achieve our goal of attracting, motivating and retaining top talent while also helping ensure that our firm’s unitholders receive an appropriate return on their investment. Senior management, with the approval of the Compensation Committee of the Board (“Compensation Committee”), confirmed that the appropriate metric to consider in determining the amount of incentive compensation was the ratio of adjusted employee compensation and benefits expense to adjusted net revenues. During the first quarter of 2011, we made minor modifications to the adjusted compensation ratio calculation. Adjusted net revenues used in the adjusted compensation ratio are now the same as the adjusted net revenues presented as a non-GAAP measure (discussed earlier in this MD&A). Adjusted employee compensation and benefits expense is total employee compensation and benefits expense minus other employment costs such as recruitment, training, temporary help and meals, and now also excludes the impact of mark-to-market vesting expense, as well as dividends and interest expense, associated with employee deferred compensation-related investments. Senior management, with the approval of the Compensation Committee, also established as an objective that adjusted employee compensation and benefits expense generally should not exceed 50% of our adjusted net revenues except in unexpected or unusual circumstances. Our ratios of adjusted compensation expense as a percentage of adjusted revenues were 49.5% and 51.1%, respectively, for the three months ended September 30, 2011 and 2010. For the nine months ended September 30, 2011 and 2010, our ratios of adjusted compensation expense as a percentage of adjusted revenues were 49.3% and 49.7%, respectively.

For the three months ended September 30, 2011, base compensation, fringe benefits and other employment costs increased $10.7 million, or 7.4%, primarily due to higher salaries which resulted from annual merit increases. Commission expense increased $3.3 million, or 6.8%. Incentive compensation decreased $73.8 million, or 49.1%, reflecting lower cash incentive compensation expense and lower deferred compensation vesting expense. For the nine months ended September 30, 2011, base compensation, fringe benefits and other employment costs increased $31.0 million, or 7.2%, primarily due to higher salaries which resulted from annual merit increases partially offset by lower severance. Commission expense increased $10.3 million, or 7.0%, primarily due to higher private client revenues. Incentive compensation decreased $67.0 million, or 16.8%, reflecting lower cash incentive compensation expense and lower deferred compensation vesting expense.

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

Index

The investment gains and losses on deferred compensation-related investments recognized in net revenues as compared to the amortization of deferred compensation awards notionally invested in company-sponsored investment products are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in millions)

Investment gains (losses)	$(37.8)	$36.0	$(29.7)	$10.4

Amortization of awards notionally invested in company-sponsored investment products:
Original award	17.2	27.1	54.7	89.9
Prior periods mark-to-market	1.3	(4.0)	5.7	(10.4)
Current period mark-to-market	(25.6)	18.2	(22.2)	5.8
Total	(7.1)	41.3	38.2	85.3

Net operating income impact	$(30.7)	$(5.3)	$(67.9)	$(74.9)

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

Promotion and servicing expenses for the three months ended September 30, 2011 increased $7.1 million, or 5.4%. The increase reflects higher distribution-related payments of $3.8 million, an increase of 5.3%, which is generally in line with the 3.0% increase in distribution revenues. In addition, trade execution and clearing costs increased $3.8 million and travel and entertainment increased $1.3 million, due to increased business activity and new product launches. These increases were partially offset by a decrease in amortization of deferred sales commissions of $2.6 million. Promotion and servicing expenses for the nine months ended September 30, 2011 increased $38.6 million, or 10.0%. The increase reflects higher distribution-related payments of $19.3 million, an increase of 9.2%, which is generally in line with the 7.9% increase in distribution revenues. In addition, travel and entertainment increased $8.7 million, trade execution and clearing costs increased $8.5 million and transfer fees increased $7.2 million, all attributable to increased business activity and new product launches. These increases were partially offset by a decrease in amortization of deferred sales commissions of $6.6 million.

General and Administrative

General and administrative expenses include technology, professional fees, occupancy, communications and similar expenses. General and administrative expenses as a percentage of net revenues were 21.2% (20.2% excluding real estate charges) and 29.0% (17.2% excluding real estate charges) for the three months ended September 30, 2011 and 2010, respectively. General and administrative expenses decreased $83.8 million, or 38.1%, during the third quarter of 2011 compared to the same period in 2010, primarily due to lower real estate charges. General and administrative expenses as a percentage of net revenues were 18.9% (18.5% excluding real estate charges) and 22.4% (17.8% excluding real estate charges) for the nine months ended September 30, 2011 and 2010, respectively. General and administrative expenses decreased $86.3 million, or 17.7%, during the first nine months of 2011 compared to the same period in 2010, primarily due to lower real estate charges, partially offset by higher portfolio services expenses (including market data services and sub-advisory fees). In addition, $10.7 million of insurance proceeds relating to a derivative claim (see Note 8 to our condensed consolidated financial statements) was credited to general and administrative expense, which offsets other miscellaneous increases in expenses in the three-month and nine-month periods ended September 30, 2011.

Non-Operating Income

Non-operating income consists of contingent purchase price payments earned from the disposition in 2005 of our cash management services. These payments terminated during the second quarter of 2010 pursuant to our agreement with Federated Investors, Inc.

Index

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

Income tax expense for the three months ended September 30, 2011 increased $2.1 million, or 70.8%, from the three months ended September 30, 2010. The increase is primarily the result of higher pre-tax earnings and a higher effective tax rate in the current year quarter of 6.7% as compared to 5.3% in the comparable prior year quarter. Income tax expense for the nine months ended September 30, 2011 decreased $5.7 million, or 19.7%, from the nine months ended September 30, 2010. The decrease is primarily the result of a lower effective tax rate in the current nine-month period of 7.1% as compared to 9.4% in the comparable prior year period, partially offset by higher pre-tax earnings. The lower effective tax rate in the 2011 nine-month period as compared to the comparable 2010 period reflects lower pre-tax earnings of our foreign subsidiaries where tax rates are generally higher.

Net (Income) Loss of Consolidated Entities Attributable to Non-Controlling Interests

Net (income) loss of consolidated entities attributable to non-controlling interests consists of limited partner interests owned by other investors representing 90% of the total limited partner interests in our consolidated venture capital fund and the 50% interest owned by AXA and its subsidiaries in our consolidated joint venture in Australia. On March 31, 2011, we purchased the remaining 50% interest in the Australian joint venture for $21.4 million. During the third quarter of 2011, we had a $18.5 million net loss of consolidated entities attributable to non-controlling interests, due to the $18.5 million net loss attributable to non-controlling interests of our consolidated venture capital fund (as a result of $20.4 million of net investment losses). During the first nine months of 2011, we had a $33.3 million net loss of consolidated entities attributable to non-controlling interests, due primarily to a $33.7 million net loss attributable to non-controlling interests of our consolidated venture capital fund (as a result of $36.3 million of net investment losses).

CAPITAL RESOURCES AND LIQUIDITY

During the first nine months of 2011, net cash provided by operating activities was $510.3 million, compared to $692.1 million during the corresponding 2010 period. The change was primarily due to a decrease in broker dealer-related net activity and an increase in seed investments.

During the first nine months of 2011, net cash used in investing activities was $49.4 million, compared to $8.3 million during the corresponding 2010 period. In the first quarter of 2011, we purchased the remaining 50% of our Australian joint venture for $21.4 million. In the second quarter of 2011, we used $5.5 million of cash to purchase an equity portfolio business. In addition, our net additions to furniture, equipment and leasehold improvements also increased $14.9 million in the first nine months of 2011 as compared to the corresponding 2010 period.

During the first nine months of 2011, net cash used in financing activities was $591.8 million, compared to $686.4 million during the corresponding 2010 period. The decrease reflects lower repayment of commercial paper of $84.8 million and lower distributions to the General Partner and unitholders of $62.4 million as a result of lower earnings (distributions on earnings are paid one quarter in arrears), offset by changes in overdrafts payable of $34.0 million and higher purchases of Holding Units to fund deferred compensation plans of $8.1 million.

Debt and Credit Facilities

At September 30, 2011 and December 31, 2010, AllianceBernstein had $160.0 million and $225.0 million, respectively, in commercial paper outstanding with weighted average interest rates of approximately 0.2% and 0.3%, respectively. The fair value of commercial paper and amounts outstanding under the 2010 Credit Facility described below are short-term in nature and, as such, recorded value is estimated to approximate fair value. Average daily borrowings of commercial paper during the first nine months of 2011 and the full-year 2010 were $276.2 million and $104.2 million, respectively, with weighted average interest rates of approximately 0.2% for both periods.

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

Index

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

As of September 30, 2011 and December 31, 2010, we had no amounts outstanding under the 2010 Credit Facility. Average daily borrowings outstanding under the 2010 Credit Facility and the revolving credit facility during the first nine months of 2011 and full-year 2010 were $0.1 million and $65.6 million, respectively, with weighted average interest rates of approximately 1.3% and 0.3%, respectively.

In addition, SCB LLC has five uncommitted lines of credit with four financial institutions. Two of these lines of credit permit us to borrow up to an aggregate of approximately $200.0 million while three lines have no stated limit.

At September 30, 2011 and December 31, 2010, AllianceBernstein had $8.0 million and zero, respectively, in uncommitted bank loans outstanding with a weighted average interest rate of approximately 1.7% at September 30, 2011. Average daily borrowings of bank loans during the first nine months of 2011 and the full-year 2010 were $7.4 million and $2.4 million, respectively, with weighted average interest rates of approximately 1.3% and 1.5%, respectively.

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

Index

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

Goodwill

We have determined that AllianceBernstein has only one operating segment and reporting unit. As of September 30, 2011, goodwill of $2.9 billion on the condensed consolidated statement of financial condition is composed of $2.8 billion as a result of the Bernstein Transaction and $145 million in regard to various smaller acquisitions.

We test goodwill annually, as of September 30, for impairment. The carrying value of goodwill is also reviewed if facts and circumstances, such as significant declines in assets under management, revenues, earnings or the Holding Unit price, occur, suggesting possible impairment. As of September 30, 2011, the impairment test indicated that goodwill was not impaired.

The impairment analysis is a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of AllianceBernstein, the reporting unit, with its carrying value, including goodwill. If the fair value of the reporting unit exceeds its carrying value, goodwill is considered not impaired and the second step of the impairment test is not performed. However, if the carrying value of the reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step compares the implied fair value of the reporting unit to the aggregated fair values of its individual assets and liabilities to determine the amount of impairment, if any.

AllianceBernstein estimates its fair value under both the market approach and income approach. Under the market approach, the fair value of the reporting unit is based on its unadjusted market valuation (AllianceBernstein Units outstanding multiplied by Holding’s Unit price) and adjusted market valuations assuming a control premium and earnings multiples. Per the AllianceBernstein Partnership Agreement, the price of a limited partnership interest is equal to the price of a Holding Unit. On an unadjusted basis, AllianceBernstein’s fair value per unit as of September 30, 2011 was $13.65 (Holding’s Unit price) as compared to its carrying value, or book value, of $15.57 per unit. AllianceBernstein’s average fair value during the third quarter of 2011 was $16.44 per unit. Also under the market approach, we assumed a control premium for the reporting unit, which was determined based on an analysis of control premiums for relevant recent acquisitions, as well as applied comparable industry earnings multiples to our current earnings forecast. Under the income approach, the fair value of the reporting unit is based on the present value of estimated future cash flows. Determining estimated fair value using a discounted cash flow valuation technique consists of applying business growth rate assumptions over the estimated life of the goodwill asset and then discounting the resulting expected cash flows using an estimated weighted average cost of capital of market participants to arrive at a present value amount that approximates fair value. In our tests, our discounted expected cash flow model uses management’s current five-year business plan, which factors in current market conditions and all material events that have impacted, or that we believed at the time could potentially impact, future expected cash flows and a declining annual growth rate thereafter.

Management has considered the results of the market approach and income approach analysis performed along with a number of other factors (including current market conditions) and has determined that AllianceBernstein’s fair value exceeded its carrying value as of September 30, 2011. As such, no goodwill impairment existed and the second step of the goodwill impairment test was not required.

As a result of increased uncertainty and current market dynamics, making a judgment on the goodwill asset is increasingly difficult and requires management to exercise significant judgment. In addition, to the extent that securities valuations are depressed for prolonged periods of time and market conditions stagnate or worsen as a result of global debt fears and the threat of another financial crisis, or if we continue to experience significant net redemptions, our assets under management, revenues, profitability and unit price may continue to be adversely affected. Although the price of a Holding Unit is just one factor in the calculation of fair value, if current Holding Unit price levels continue or decline further, reaching the conclusion that fair value exceeds carrying value will, over time, become more difficult. As a result, subsequent impairment tests may be more frequent and be based upon more negative assumptions and future cash flow projections, which may result in an impairment of this asset. Any impairment could reduce materially the recorded amount of goodwill with a corresponding charge to our earnings.

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

•
The possible impairment of goodwill in the future: As a result of increased uncertainty and current market dynamics, making a judgment on the goodwill asset is increasingly difficult and requires management to exercise significant judgment. In addition, to the extent that securities valuations are depressed for prolonged periods of time and market conditions stagnate or worsen as a result of global debt fears and the threat of another financial crisis, or if we continue to experience significant net redemptions, our assets under management, revenues, profitability and unit price may continue to be adversely affected. Although the price of a Holding Unit is just one factor in the calculation of fair value, if current Holding Unit price levels continue or decline further, reaching the conclusion that fair value exceeds carrying value will, over time, become more difficult. As a result, subsequent impairment tests may be more frequent and be based upon more negative assumptions and future cash flow projections, which may result in an impairment of goodwill.

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

Index

•
Our intention to continue to engage in open market purchases of Holding Units to help fund anticipated obligations under our incentive compensation award program: The number of Holding Units needed in future periods to make incentive compensation awards is dependent upon various factors, some of which are beyond our control, including the fluctuation in the price of a Holding Unit (NYSE: AB).

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

•
Our confidence that, while our challenges are likely to continue for the remainder of 2011, our diversified business model, our strong client relationships and our financial viability will endure, and that we will emerge a stronger, well-positioned firm as a result: Changes and volatility in political, economic, capital market or industry conditions can result in changes in demand for our products and services or impact the value of our assets under management, all of which may adversely affect our results of operations. The actual performance of the capital markets and other factors beyond our control will affect our investment success for clients and asset flows. Furthermore, improved flows depend on a number of factors, including our ability to deliver consistent, competitive investment performance, which cannot be assured, conditions of financial markets, consultant recommendations, and changes in our clients’ investment preferences, risk tolerances and liquidity needs.

OTHER INFORMATION

With respect to the unaudited condensed consolidated interim financial information of AllianceBernstein for the three months and nine months ended September 30, 2011, included in this quarterly report on Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated October 26, 2011 appearing herein states that they did not audit and they do not express an opinion on the unaudited condensed consolidated interim financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended (“Securities Act”) for their report on the unaudited condensed consolidated interim financial information because that report is not a “report” or a “part” of registration statements prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Securities Act.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to AllianceBernstein’s market risk for the quarterly period ended September 30, 2011.

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

Index

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the third quarter of 2011 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The following table provides information relating to any AllianceBernstein Units bought by us or one of our affiliates in the quarter covered by this report:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of AllianceBernstein Units Purchased	(b) Average Price Paid Per AllianceBernstein Unit, net of Commissions	(c) Total Number of AllianceBernstein Units Purchased asPart of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of AllianceBernstein Units that May Yet Be Purchased Under the Plans or Programs
7/1/11 - 7/31/11	—	$—	—	—
8/1/11 - 8/31/11	—	—	—	—
9/1/11 - 9/30/11(1)	16,200	16.57	—	—
Total	16,200	$16.57	—	—

(1)	During September 2011, we purchased 16,200 AllianceBernstein Units in private transactions.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Index

Item 6.	Exhibits

15.1	Letter from PricewaterhouseCoopers LLP, our independent registered public accounting firm, regarding unaudited interim financial information.

31.1	Certification of Mr. Kraus furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Mr. Farrell furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 26, 2011	ALLIANCEBERNSTEIN L.P.

	By:	/s/ Edward J. Farrell
Edward J. Farrell
Chief Accounting Officer and
Interim Chief Financial Officer