Form 10-Q
period 2012-03-31
ALLIANCEBERNSTEIN L.P.
filed 2012-05-02
CIK 1109448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012
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

The number of units of limited partnership interest outstanding as of March 31, 2012 was 277,832,238.

ALLIANCEBERNSTEIN L.P.

Part I

FINANCIAL INFORMATION
Item 1. Financial Statements

ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition
(in thousands, except unit amounts)

	March 31, 2012	December 31, 2011
	(unaudited)

ASSETS
Cash and cash equivalents	$437,318	$638,681
Cash and securities segregated, at fair value (cost: $785,229 and $1,279,779)	785,240	1,279,855
Receivables, net:
Brokers and dealers	316,956	291,276
Brokerage clients	892,463	782,697
Fees	267,861	265,248
Investments:
Deferred compensation-related	161,326	176,370
Other	722,184	618,924
Furniture, equipment and leasehold improvements, net	260,630	273,104
Goodwill	2,954,327	2,954,327
Intangible assets, net	185,020	190,000
Deferred sales commissions, net	83,361	59,999
Other assets	181,658	175,455
Total assets	$7,248,344	$7,705,936

LIABILITIES AND CAPITAL
Liabilities:
Payables:
Brokers and dealers	$227,556	$279,655
Securities sold not yet purchased	51,091	39,307
Brokerage clients	1,525,666	1,895,972
AllianceBernstein mutual funds	111,485	122,151
Accounts payable and accrued expenses	395,354	368,049
Accrued compensation and benefits	411,086	534,344
Debt	386,920	444,903
Total liabilities	3,109,158	3,684,381

Commitments and contingencies (See Note 8)

Capital:
General Partner	42,960	42,552
Limited partners: 277,832,238 and 277,847,588 units issued and outstanding	4,339,489	4,298,908
Capital contributions receivable from General Partner	(11,443)	(12,135)
Holding Units held for deferred compensation plans	(255,908)	(323,382)
Accumulated other comprehensive income (loss)	(36,404)	(38,413)
Partners’ capital attributable to AllianceBernstein Unitholders	4,078,694	3,967,530
Non-controlling interests in consolidated entities	60,492	54,025
Total capital	4,139,186	4,021,555
Total liabilities and capital	$7,248,344	$7,705,936

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Income
 (in thousands, except per unit amounts)
(unaudited)

	Three Months Ended March 31,
	2012	2011

Revenues:
Investment advisory and services fees	$427,560	$514,992
Bernstein research services	106,343	119,624
Distribution revenues	88,960	88,827
Dividend and interest income	4,406	5,092
Investment gains (losses)	30,958	976
Other revenues	24,285	26,855
Total revenues	682,512	756,366
Less: Interest expense	703	976
Net revenues	681,809	755,390

Expenses:
Employee compensation and benefits	302,543	339,156
Promotion and servicing:
Distribution-related payments	79,869	74,756
Amortization of deferred sales commissions	8,267	10,326
Other	49,734	53,687
General and administrative:
General and administrative	124,910	132,891
Real estate charges	9,269	18
Interest on borrowings	833	686
Amortization of intangible assets	5,139	5,435
Total expenses	580,564	616,955

Operating income	101,245	138,435

Income taxes	6,703	10,009

Net income	94,542	128,426

Net income (loss) of consolidated entities attributable to non-controlling interests	7,264	(8,046)

Net income attributable to AllianceBernstein Unitholders	$87,278	$136,472

Net income per AllianceBernstein Unit:
Basic	$0.31	$0.49
Diluted	$0.31	$0.48

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2012	2011

Net income	$94,542	$128,426
Other comprehensive income (loss), before taxes:
Foreign currency translation adjustment	1,875	6,257
Unrealized gains on investments:
Unrealized gains (losses) arising during period	705	651
Less: reclassification adjustment for gains (losses) included in net income	—	(129)
Change in employee benefit related items:
Amortization of transition asset	(36)	(36)
Amortization of prior service cost	27	27
Recognized actuarial loss	(73)	(32)
Other comprehensive income (loss), before taxes	2,498	6,738
Income tax expense	(436)	(264)
Comprehensive income	96,604	134,900
Comprehensive income (loss) in consolidated entities attributable to non-controlling interests	7,316	(8,329)
Comprehensive income attributable to AllianceBernstein Unitholders	$89,288	$143,229

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2012	2011

Cash flows from operating activities:
Net income	$94,542	$128,426
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of deferred sales commissions	8,267	10,326
Amortization of non-cash deferred compensation	5,216	42,757
Depreciation and other amortization	20,619	20,592
Unrealized (gains) on deferred compensation-related investments	(17,066)	(13,012)
Unrealized (gains) losses on consolidated venture capital fund	(7,008)	6,997
Unrealized (gains) losses on other investments	(27,965)	936
Real estate asset write-off charge	1,675	—
Other, net	(1,333)	148
Changes in assets and liabilities:
Decrease (increase) in segregated cash and securities	494,615	(218,810)
(Increase) decrease in receivables	(117,190)	75,768
(Increase) in investments	(34,076)	(126,647)
(Increase) in deferred sales commissions	(31,629)	(5,474)
(Increase) in other assets	(5,631)	(12,967)
(Decrease) increase in payables	(441,785)	23,033
Increase in accounts payable and accrued expenses	17,705	8,311
Increase (decrease) in accrued compensation and benefits	6,377	(7,689)
Net cash used in operating activities	(34,667)	(67,305)

Cash flows from investing activities:
Purchases of investments	—	(13)
Proceeds from sales of investments	—	2,322
Additions to furniture, equipment and leasehold improvements, net	(5,328)	(3,690)
Purchase of business, net of cash acquired	—	(21,384)
Net cash used in investing activities	(5,328)	(22,765)

Cash flows from financing activities:
(Repayment) issuance of commercial paper, net	(58,273)	40,820
Increase (decrease) in overdrafts payable	9,350	(4,642)
Distributions to General Partner and unitholders	(47,490)	(136,718)
Distributions to non-controlling interests in consolidated entities	(849)	(550)
Capital contributions from General Partner	889	926
Additional investment by Holding with proceeds from exercise of compensatory options to buy Holding Units	—	449
Purchases of Holding Units to fund deferred compensation plan awards, net	(66,904)	(49,823)
Purchases of AllianceBernstein Units	(221)	(4,273)
Debt issuance costs	(1,750)	—
Other	(18)	(19)
Net cash used in financing activities	(165,266)	(153,830)

Effect of exchange rate changes on cash and cash equivalents	3,898	6,271

Net (decrease) in cash and cash equivalents	(201,363)	(237,629)
Cash and cash equivalents as of beginning of the period	638,681	650,191
Cash and cash equivalents as of end of the period	$437,318	$412,562

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2012
(unaudited)

The words “we” and “our” refer collectively to AllianceBernstein L.P. and its subsidiaries (“AllianceBernstein”), or to their officers and employees. Similarly, the word “company” refers to AllianceBernstein. Cross-references are in italics.

These statements should be read in conjunction with AllianceBernstein’s audited consolidated financial statements included in AllianceBernstein’s Form 10-K for the year ended December 31, 2011.

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

As of March 31, 2012, AXA, a société anonyme organized under the laws of France and the holding company for an international group of insurance and related financial services companies, through certain of its subsidiaries (“AXA and its subsidiaries”) owned approximately 1.4% of the issued and outstanding units representing assignments of beneficial ownership of limited partnership interests in AllianceBernstein Holding L.P. (“Holding”) Units.

Index

As of March 31, 2012, the ownership structure of AllianceBernstein, expressed as a percentage of general and limited partnership interests, was as follows:

AXA and its subsidiaries	60.9%
Holding	37.5
Unaffiliated holders	1.6
100.0%

AllianceBernstein Corporation (an indirect wholly-owned subsidiary of AXA, “General Partner”) is the general partner of both Holding and AllianceBernstein. AllianceBernstein Corporation owns 100,000 general partnership units in Holding and a 1% general partnership interest in AllianceBernstein. Including both the general partnership and limited partnership interests in Holding and AllianceBernstein, AXA and its subsidiaries had an approximate 63.5% economic interest in AllianceBernstein as of March 31, 2012.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The interim condensed consolidated financial statements of AllianceBernstein included herein have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the interim results, have been made. The preparation of the condensed consolidated financial statements requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the interim reporting periods. Actual results could differ from those estimates. The December 31, 2011 condensed consolidated statement of financial condition was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Principles of Consolidation

The condensed consolidated financial statements include AllianceBernstein and its majority-owned and/or controlled subsidiaries. All significant inter-company transactions and balances among the consolidated entities have been eliminated.

Recently Adopted Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurement. The changes to the existing guidance included how and when the valuation premise of highest and best use applies, the application of premiums and discounts, as well as new required disclosures (included in Note 7). We adopted this standard on January 1, 2012 and there was no material impact on our consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income. This standard eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. An entity can elect to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive statements. This standard will not change the items that constitute net income and other comprehensive income, when an item of other comprehensive income must be reclassified to net income or the earnings per unit computation (which will continue to be based on net income).  We adopted this standard on January 1, 2012 utilizing the two statement approach and there was no material impact on our consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment. The revised standard is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary. We adopted this standard on January 1, 2012 and there was no material impact on our consolidated financial statements.

Reclassifications

We reclassified prior period Private Client commissions representing payments to third parties, from employee compensation and benefits expense in the condensed consolidated statement of income to other promotion and servicing expense to conform to the current year’s presentation. In addition, unrealized (gains) losses on other investments, previously included in other adjustments to reconcile net income to net cash used in operating activities in the condensed consolidated statements of cash flows, is currently shown separately.

Index

Variable Interest Entities

In accordance with ASU 2009-17, Consolidations (Topic 810) – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design, a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance, and whether a company is obligated to absorb losses or receive benefits that could potentially be significant to the entity.  The standard also requires ongoing assessments of whether a company is the primary beneficiary of a variable interest entity (“VIE”).  The provisions of this standard became effective January 1, 2010.  In January 2010, the FASB deferred portions of ASU 2009-17 that relate to asset managers. We determined that all entities for which we are a sponsor and/or investment manager, other than collateralized debt obligations and collateralized loan obligations (collectively “CDOs”), qualify for the scope deferral and will continue to be assessed for consolidation under prior accounting guidance for consolidation of variable interest entities.

As of March 31, 2012, we are the investment manager for five CDOs that meet the definition of a VIE due primarily to the lack of unilateral decision-making authority of the equity holders.  The CDOs are alternative investment vehicles created for the sole purpose of issuing collateralized debt instruments that offer investors the opportunity for returns that vary with the risk level of their investment.  Our management fee structure for these CDOs will typically include a senior management fee, and may also include subordinated and incentive management fees.  We hold no equity interest in any of these CDOs. For each of the CDOs, we evaluated the management fee structure, the current and expected economic performance of the entities and other provisions included in the governing documents of the CDOs that might restrict or guarantee an expected loss or residual return. In accordance with ASC 810, we concluded that our investment management contract does not represent a variable interest in four of the five CDOs. As such, we are not required to consolidate these entities.

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

In evaluating criteria (2) above, we considered all facts regarding the design, terms and characteristics of the CDO and concluded that we do not meet the criteria. Our conclusion was based on the following quantitative and qualitative factors: (a) we have no involvement with the CDO beyond providing investment management services, (b) we hold no equity or debt interests in the CDO, (c) we are not a transferor of any of the assets of the CDO, (d) our expected aggregate fees in future periods are insignificant relative to the expected cash flows of the CDO, (e) the variability of our expected fees in relation to the expected cash flows of the CDO is insignificant, (f) our maximum exposure to loss for the CDO is our investment management fee, which is based upon the fair value of the CDO’s assets, (g) the CDO has no recourse against us for any losses sustained in the CDO structure, (h) we have not provided, nor expect to provide, any financial or other support to the CDO, and (i) there are no liquidity arrangements, guarantees and/or other commitments by third parties that would impact our variable interest in the CDO. As such, we do not have a controlling financial interest in the CDO and we should not consolidate the CDO into our consolidated financial statements. The cash, collateral investments (at fair value) and notes payable (at amortized cost) as of March 31, 2012 of this CDO is $23.4 million, $301.4 million and $317.1 million, respectively.

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

As of March 31, 2012, we have significant variable interests in certain structured products and hedge funds with approximately $25.6 million in AUM. However, these variable interest entities do not require consolidation because management has determined that we are not the primary beneficiary of the expected losses or expected residual returns of these entities. Our maximum exposure to loss is limited to our investment of $0.1 million in these entities.

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

As of March 31, 2012, goodwill of $3.0 billion on the condensed consolidated statement of financial condition included $2.8 billion as a result of the Bernstein Transaction and $154 million in regard to various smaller acquisitions. We have determined that AllianceBernstein has only one reporting segment and reporting unit.

We test our goodwill annually, as of September 30, for impairment. As of September 30, 2011, the impairment test indicated that goodwill was not impaired. The carrying value of goodwill is also reviewed if facts and circumstances occur suggesting possible impairment, such as significant declines in assets under management, revenues, earnings or the price of a Holding Unit. There were no facts or circumstances occurring during the first quarter of 2012 suggesting possible impairment.

As a result of increased economic uncertainty and current market dynamics, determining whether an impairment of the goodwill asset exists is increasingly difficult and requires management to exercise significant judgment. In addition, to the extent that securities valuations are depressed for prolonged periods of time and market conditions stagnate or worsen as a result of global debt fears and the threat of another financial crisis, or if we continue to experience significant net redemptions, our AUM, revenues, profitability and unit price may continue to be adversely affected. Although the price of a Holding Unit is just one factor in the calculation of fair value, if current Holding Unit price levels decline further, reaching the conclusion that fair value exceeds carrying value will, over time, become more difficult. As a result, subsequent impairment tests may be more frequent and be based upon more negative assumptions and future cash flow projections, which may result in an impairment of this asset. Any impairment could reduce materially the recorded amount of goodwill with a corresponding charge to our earnings.

Index

Intangible Assets, Net

Intangible assets consist primarily of costs assigned to acquired investment management contracts of SCB Inc. based on their estimated fair value at the time of acquisition, less accumulated amortization. As of March 31, 2012, intangible assets, net of accumulated amortization, of $185.0 million on the condensed consolidated statement of financial condition was composed of $182.5 million of definite-lived intangible assets subject to amortization, of which $176.0 million relates to the Bernstein Transaction, and $2.5 million of indefinite-lived intangible assets not subject to amortization in regard to a smaller acquisition. Intangible assets are recognized at fair value and are generally amortized on a straight-line basis over their estimated useful life of approximately 20 years. The gross carrying amount of intangible assets totaled $424.9 million as of March 31, 2012 and $424.7 million as of December 31, 2011, and accumulated amortization was $239.9 million as of March 31, 2012 and $234.7 million as of December 31, 2011, resulting in the net carrying amount of intangible assets of $185.0 million as of March 31, 2012 and $190.0 million as of December 31, 2011. Amortization expense was $5.1 million and $5.4 million, respectively, for the three months ended March 31, 2012 and 2011. Estimated annual amortization expense for each of the next five years is approximately $22 million.

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

·	We made investments in our services that were notionally elected by participants and maintained them in a consolidated rabbi trust or separate custodial account.

·
Awards generally vested over four years but could vest more quickly depending on the terms of the individual award, the age of the participant, or the terms of the participant’s employment, separation or retirement agreement. Upon vesting, an award is distributed to the participant unless the participant has made a voluntary long-term election to defer receipt.

·
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

·
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

·	We engaged in open-market purchases of, or issued, Holding Units that were awarded to participants and held them in a consolidated rabbi trust.

·	Upon vesting, awards are distributed to participants unless they have made a voluntary long-term election to defer receipt.

·	Quarterly cash distributions on vested and unvested Holding Units are paid currently to participants, regardless of whether or not a long-term deferral election has been made.

·
Prior to a fourth quarter 2011 amendment made to all outstanding deferred incentive compensation awards of active employees (discussed below), compensation expense for awards under the plans was recognized on a straight-line basis over the applicable vesting periods.

Index

Awards in 2011 allowed participants to allocate their awards between restricted Holding Units and deferred cash. Participants (except certain members of senior management) generally could allocate up to 50% of their awards to deferred cash, not to exceed a total of $250,000 per award, and had until January 13, 2012 to make their elections. The number of restricted Holding Units issued equaled the remaining dollar value of the award divided by the average of the closing prices of a Holding Unit for the five business day period that commenced on January 13, 2012 and concluded on January 20, 2012.

·
Upon approval and communication of the dollar value of the 2011 awards in December 2011, we recorded a $159.9 million liability for the full dollar value of the awards. In January 2012, 8.7 million restricted Holding Units were issued from the consolidated rabbi trust. We reclassified $130.3 million of the liability to partners’ capital as equity-based awards.

·	We engage in open-market purchases of, or issue, Holding Units that are awarded to participants and hold them in a consolidated rabbi trust.

·	Quarterly distributions on vested and unvested Holding Units are paid currently to participants, regardless of whether or not a long-term deferral election has been made.

·	Interest on deferred cash is accrued monthly based on our monthly weighted average cost of funds.

During the fourth quarter of 2011, we implemented changes to our employee long-term incentive compensation award program designed to better align the costs of employee compensation and benefits with our current year financial performance, and provide employees with a higher degree of certainty that they will receive the incentive compensation they are awarded. We amended all outstanding year-end deferred incentive compensation awards of active employees, so that employees who terminate their employment or are terminated without cause may retain their award, subject to compliance with certain agreements and restrictive covenants set forth in the applicable award agreement, including restrictions on competition and employee and client solicitation, and a claw-back for failing to follow existing risk management policies. Most equity replacement, sign-on or similar deferred compensation awards included in separate employment agreements or arrangements have not been amended.

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

As a result of this change, we recorded a one-time, non-cash charge of $587.1 million in the fourth quarter of 2011 for all unrecognized deferred incentive compensation on the amended outstanding awards from prior years. In addition, we recorded 100% of the expense associated with its 2011 deferred incentive compensation awards of $159.9 million in the fourth quarter of 2011.

Awards granted in 2011 contained the provisions described above and we expect to include these provisions in deferred incentive compensation awards going forward. Accordingly, our annual incentive compensation expense will reflect 100% of the expense associated with the deferred incentive compensation awarded in each year. This approach to expense recognition will more closely match the economic cost of awarding deferred incentive compensation to the period in which the related service is performed.

Grants of restricted Holding Units and options to buy Holding Units are typically awarded to eligible members of the Board of Directors (“Eligible Directors”) of the General Partner during the second quarter. Restricted Holding Units vest on the third anniversary of the grant date and the options become exercisable ratably over three years. These restricted Holding Units and options are not forfeitable. Due to there being no service requirement, we fully expense these awards on each grant date.

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

Index

During the first quarters of 2012 and 2011, we purchased 4.5 million and 2.2 million Holding Units for $66.9 million and $49.8 million, respectively. These amounts reflect open-market purchases of 4.3 million and 2.1 million Holding Units for $63.2 million and $47.7 million, respectively, with the remainder primarily relating to purchases of Holding Units from employees to allow them to fulfill statutory tax withholding requirements at the time of distribution of long-term incentive compensation awards, offset by Holding Units purchased by employees as part of a distribution reinvestment election.

During the fourth quarter of 2011 and the first quarter of 2012, we adopted a plan to repurchase Holding Units pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (“Exchange Act”). A Rule 10b5-1 plan allows a company to repurchase its shares at times when it otherwise might be prevented from doing so because of self-imposed trading blackout periods and because it possesses material non-public information. The broker we selected has the authority under the terms and limitations specified in the plan to repurchase Holding Units on our behalf in accordance with the terms of the plan. Repurchases are subject to SEC regulations as well as certain price, market volume and timing constraints specified in the plan. The plan adopted during the first quarter of 2012 did not specify an aggregate limitation and expired at the close of business on May 1, 2012. We intend to adopt additional Rule 10b5-1 plans so that we can continue to engage in open-market purchases of Holding Units to help fund anticipated obligations under our incentive compensation award program and for other corporate purposes.

We granted to employees 9.1 million restricted Holding Unit awards (including 8.7 million restricted Holding Units granted in January 2012 for 2011 year-end awards) during the first quarter of 2012 and 0.1 million restricted Holding Unit awards during the first quarter of 2011. The 11.6 million restricted Holding Units for 2010 year-end awards were granted in the fourth quarter of 2010. To fund the 2011 awards, we allocated previously repurchased Holding Units that had been held in the consolidated rabbi trust. The 2011 incentive compensation awards allowed most employees to allocate their awards between restricted Holding Units and deferred cash. As a result, 8.7 million restricted Holding Unit awards for the December 2011 awards were issued from the consolidated rabbi trust in January 2012. There were approximately 9.1 million unallocated Holding Units remaining in the consolidated rabbi trust as of March 31, 2012.

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

On May 2, 2012, the General Partner declared a distribution of $87.0 million, or $0.31 per AllianceBernstein Unit, representing a distribution of Available Cash Flow for the three months ended March 31, 2012. The General Partner, as a result of its 1% general partnership interest, is entitled to receive 1% of each distribution. The distribution is payable on May 24, 2012 to holders of record on May 11, 2012.

Real Estate Charges

During 2010, we performed a comprehensive review of our real estate requirements in New York in connection with our workforce reductions commencing in 2008. As a result, during 2010 we decided to sub-lease over 380,000 square feet in New York (more than half of which has occurred) and largely consolidate our New York-based employees into two office locations from three. We recorded pre-tax real estate charges of $101.7 million in 2010 that reflected the net present value of the difference between the amount of our on-going contractual operating lease obligations for this space and our estimate of current market rental rates ($76.2 million), as well as the write-off of leasehold improvements, furniture and equipment related to this space ($25.5 million). We periodically review our assumptions and estimates used in recording these charges. During 2011, we reduced our real estate liability by $3.5 million as a result of the changes in our estimates. During the first quarter of 2012, we recorded pre-tax real estate charges totaling $9.3 million, reflecting $8.8 million resulting from the abandonment of our leased New York City Data Center office space and $0.5 million resulting from a change in estimates relating to our 2010 real estate charge for New York City office space yet to be subleased. The New York City Data Center charge consisted of the net present value of the difference between the amount of on-going contractual operating lease obligations for this space and our estimate of current market rental rates ($7.1 million) and the write-off of leasehold improvements, furniture and equipment related to this space ($1.7 million). The following table summarizes the activity in the liability account relating to our New York consolidation for the following periods ending:

Index

	March 31, 2012	December 31, 2011
	(in thousands)

Balance as of January 1,	$71,164	$89,793
Expense incurred (credit)	7,594	(3,506)
Deferred rent	4,433	2,288
Payments made	(4,947)	(18,696)
Interest accretion	235	1,285
Balance as of end of period	$78,479	$71,164

3.	Cash and Securities Segregated Under Federal Regulations and Other Requirements

As of March 31, 2012 and December 31, 2011, $0.7 billion and $1.2 billion, respectively, of United States Treasury Bills were segregated in a special reserve bank custody account for the exclusive benefit of brokerage customers of SCB LLC under Rule 15c3-3 of the Exchange Act.

AllianceBernstein Investments, Inc. (“AllianceBernstein Investments”), an indirect wholly-owned subsidiary of AllianceBernstein and the distributor of company-sponsored mutual funds, maintains several special bank accounts for the exclusive benefit of customers. As of March 31, 2012 and December 31, 2011, $35.4 million and $39.9 million, respectively, of cash were segregated in these bank accounts.

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

	Three Months Ended March 31,
	2012	2011
	(in thousands, except per unit amounts)

Net income attributable to AllianceBernstein Unitholders	$87,278	$136,472

Weighted average units outstanding – basic	277,846	278,089
Dilutive effect of compensatory options to buy Holding Units	—	803
Weighted average units outstanding – diluted	277,846	278,892
Basic net income per AllianceBernstein Unit	$0.31	$0.49
Diluted net income per AllianceBernstein Unit	$0.31	$0.48

As of March 31, 2012 and 2011, we excluded 8,977,349 and 4,692,640 options, respectively, from the diluted net income per unit computation due to their anti-dilutive effect.

Index

5.	Investments

Investments consist of:
	March 31, 2012	December 31, 2011
	(in thousands)

Available-for-sale	$13,869	$13,883
Trading:
Deferred compensation-related	124,742	135,832
United States Treasury Bills	42,997	37,998
Seed capital	355,158	278,932
Equities and exchange-traded options	67,002	58,237
Investments in limited partnership hedge funds:
Deferred compensation-related	36,584	40,538
Seed capital/other	131,118	123,920
Consolidated private equity fund	61,931	58,749
Private equity	40,113	35,726
Other	9,996	11,479
Total investments	$883,510	$795,294

Total investments related to deferred compensation obligations of $161.3 million and $176.4 million as of March 31, 2012 and December 31, 2011, respectively, consist of company-sponsored mutual funds and hedge funds. We typically made investments in our services that were notionally elected by deferred compensation plan participants and maintain them in a consolidated rabbi trust or separate custodial account. The rabbi trust and custodial account enable us to hold such investments separate from our other assets for the purpose of settling our obligations to participants. The investments held in the rabbi trust and custodial account remain available to the general creditors of AllianceBernstein.

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

United States Treasury Bills are held by SCB LLC in its investment account, the majority of which are pledged as collateral with clearing organizations.

We provide seed capital to our investment teams to develop new products and services for our clients.

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

The following tables present the notional value and fair value as of March 31, 2012 and December 31, 2011 for derivative instruments not designated as hedging instruments:

	Notional Value	Asset Derivatives	Liability Derivatives
	(in thousands)
March 31, 2012:
Exchange-traded futures	$129,262	$242	$1,613
Currency forwards	87,253	374	179
Interest rate swaps	102,250	357	2,546
Credit default swaps	145,865	4,942	1,642
Total return swaps	40,165	106	40
Total derivatives	$504,795	$6,021	$6,020

Index

	Notional Value	Asset Derivatives	Liability Derivatives
	(in thousands)
December 31, 2011:
Exchange-traded futures	$111,447	$127	$2,054
Currency forwards	38,330	358	227
Interest rate swaps	47,640	136	3,301
Credit default swaps	84,215	2,962	639
Total return swaps	38,148	38	1,038
Total derivatives	$319,780	$3,621	$7,259

As of March 31, 2012 and December 31, 2011, the derivative assets and liabilities are included in both receivables and payables to brokers and dealers on our condensed consolidated statements of financial condition.

The following table presents the gains and losses recognized in investment gains (losses) in the condensed consolidated statements of income:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Exchange-traded futures	$(16,597)	$(784)
Currency forwards	(181)	152
Interest rate swaps	737	128
Credit default swaps	(2,599)	118
Total return swaps	(2,422)	(374)
Total	$(21,062)	$(760)

We may be exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments. We take steps to minimize our counterparty exposure through a credit review and approval process. In addition, we executed various collateral arrangements with counterparties to the over-the-counter derivative transactions that require both pledging and accepting collateral in the form of cash. As of March 31, 2012 and December 31, 2011, we held $6.0 million and $4.4 million, respectively, of cash collateral payable to trade counterparties. This obligation to return cash is reported in payables to brokers and dealers in our condensed consolidated statement of financial condition.

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

Certain of our standardized contracts for over-the-counter derivative transactions (“ISDA Master Agreements”) contain credit risk related contingent provisions related to the counterparties’ credit rating. In some ISDA Master Agreements, if the counterparties’ credit rating (or in some agreements, our AUM) falls below a specified threshold, either a default or a termination event permitting the counterparty to terminate the ISDA Master Agreement would be triggered. In all agreements that provide for collateralization, various levels of collateralization of net liability positions are applicable, depending upon the credit rating of the counterparty. As of March 31, 2012 and December 31, 2011, we delivered $14.0 million and $14.7 million, respectively, of cash collateral into brokerage accounts, which is reported in cash and cash equivalents in our condensed consolidated statements of financial condition.

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

Index

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables summarize the valuation of our financial instruments by pricing observability levels as of March 31, 2012 and December 31, 2011:

	March 31, 2012
	Level 1	Level 2	Level 3	Total
	(in thousands)

Money markets	$177,944	$—	$—	$177,944
U.S. Treasury bills	—	792,819	—	792,819
U.K. Treasury bills	—	123	—	123
Equity securities
Growth	158,257	—	—	158,257
Value	44,131	81	—	44,212
Blend	94,550	—	—	94,550
Other(1)	55,788	11	—	55,799
Fixed Income securities
Taxable(2)	163,944	14,270	—	178,214
Tax-exempt(3)	15,868	748	—	16,616
Other	16	—	—	16
Derivatives	242	5,779	—	6,021
Long exchange-traded options	13,106	—	—	13,106
Private equity	10,263	13,548	58,235	82,046
Total assets measured at fair value	$734,109	$827,379	$58,235	$1,619,723

Securities sold not yet purchased
Short equities – corporate	$43,560	$—	$—	$43,560
Short exchange-traded options	7,053	—	—	7,053
Other	478	—	—	478
Derivatives	1,613	4,407	—	6,020
Total liabilities measured at fair value	$52,704	$4,407	$—	$57,111

Index

	December 31, 2011
	Level 1	Level 2	Level 3	Total
	(in thousands)

Money markets	$340,548	$—	$—	$340,548
U.S. Treasury bills	—	1,277,944	—	1,277,944
U.K. Treasury bills	—	119	—	119
Equity securities
Growth	107,802	189	—	107,991
Value	60,096	9	—	60,105
Blend	118,208	—	—	118,208
Other(1)	45,583	—	—	45,583
Fixed Income securities
Taxable(2)	110,062	14,488	—	124,550
Tax-exempt(3)	15,366	743	—	16,109
Other	17	—	—	17
Derivatives	127	3,494	—	3,621
Long exchange-traded options	14,322	—	—	14,322
Private equity	11,592	—	64,466	76,058
Total assets measured at fair value	$823,723	$1,296,986	$64,466	$2,185,175

Securities sold not yet purchased
Short equities – corporate	$34,469	$—	$—	$34,469
Short exchange-traded options	3,567	—	—	3,567
Other	1,271	—	—	1,271
Derivatives	2,054	5,205	—	7,259
Total liabilities measured at fair value	$41,361	$5,205	$—	$46,566

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

•
Treasury bills: We hold United States Treasury Bills, which are primarily segregated in a special reserve bank custody account as required by Rule 15c3-3 of the Exchange Act. We also hold United Kingdom Treasury Bills. These securities are valued based on quoted yields in secondary markets and are included in Level 2 of the valuation hierarchy.

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

•
Private equity: The valuation of non-public private equity investments owned by our consolidated venture capital fund requires significant management judgment due to the absence of quoted market prices, inherent lack of liquidity and the long-term nature of such investments. Private equity investments are valued initially at cost. The carrying values of private equity investments are adjusted either up or down from cost to reflect expected exit values as evidenced by financing and sale transactions with third parties, or when determination of a valuation adjustment is confirmed through ongoing review in accordance with our valuation policies and procedures. A variety of factors are reviewed and monitored to assess positive and negative changes in valuation including, but not limited to, current operating performance and future expectations of investee companies, industry valuations of comparable public companies, changes in market outlooks and the third party financing environment over time. In determining valuation adjustments resulting from the investment review process, particular emphasis is placed on current company performance and market conditions. Non-public equity investments are included in Level 3 of the valuation hierarchy because they trade infrequently and, therefore, their fair value is unobservable. Publicly-traded equity investments owned by our consolidated venture capital fund are included in Level 1 of the valuation hierarchy. If they contain trading restrictions, publicly-traded equity investments are included in Level 2 of the valuation hierarchy. One of our private securities went public in the first quarter of 2011 and, due to a trading restriction period, $3.6 million was transferred from a Level 3 classification to a Level 2 classification. During the second quarter of 2011, the trading restriction period for one of our public securities lapsed and, as a result, $20.6 million was transferred from a Level 2 to a Level 1 classification. During the third quarter of 2011, the trading restriction period for one of our public securities lapsed and, as a result, $3.7 million was transferred from a Level 2 classification to a Level 1 classification. During the first quarter of 2012, one of our private securities went public and, due to a trading restriction period, $13.5 million was transferred from a Level 3 classification to a Level 2 classification.

Index

•	Securities sold not yet purchased: Securities sold not yet purchased, primarily reflecting short positions in equities and exchange-traded options, are included in Level 1 of the valuation hierarchy.

The following table summarizes the change in carrying value associated with Level 3 financial instruments carried at fair value:

	Three Months Ended March 31,
	2012	2011
	(in thousands)

Balance as of beginning of period	$64,466	$59,414
Transfers (out) in, net	(13,548)	(3,588)
Purchases	1,845	4,647
Sales	—	(213)
Realized gains (losses), net	—	(2,860)
Unrealized gains (losses), net	5,472	2,788
Balance as of end of period	$58,235	$60,188

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

The following table provides quantitative information about Level 3 fair value measurements:

	Fair Value as of March 31, 2012	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(in thousands)
Private Equity:

Technology, Media and Telecommunications	$22,186	Market comparable companies	Revenue multiple	3 - 6
			Discount rate	18%
			Discount years	1 - 3

Healthcare and Cleantech	$14,447	Market comparable companies	Revenue multiple	1.1 - 49
			R&D multiple	1.8 - 55
			Discount for lack of marketability and risk factors	50%

Index

The significant unobservable inputs used in the fair value measurement of the reporting entities’ venture capital securities in the technology, media and telecommunications areas are enterprise value to revenue multiples and a discount rate to account for the time until the securities are likely monetized and various risk factors. Significant increases (decreases) in the enterprise value to revenue multiple inputs in isolation would result in a significantly higher (lower) fair value measurement. Significant increases (decreases) in the discount rate would result in a significantly lower (higher) fair value measurement.

The significant unobservable inputs used in the fair value measurement of the reporting entities’ venture capital securities in the healthcare and cleantech areas are enterprise value to revenue multiples, enterprise value to R&D investment multiples, and a discount for lack of marketability and various risk factors. Significant increases (decreases) in the enterprise value to revenue multiple and enterprise value to R&D investment multiple inputs in isolation would result in a significantly higher (lower) fair value measurement. Significant increases (decreases) in the discount for lack of marketability and various risk factors in isolation would result in a significantly lower (higher) fair value measurement. Generally, a change in the assumption used for the level of enterprise value to revenue multiple is accompanied by a directionally similar change in the assumption used for the enterprise value to R&D multiple. In addition, a change in the assumption used for the discount for lack of marketability and various risk factors is not correlated to changes in the assumptions used for the enterprise value to revenue multiple or the enterprise value to R&D investment multiple.

We have one private equity investment, which is a venture capital fund (fair value of $20.1 million and unfunded commitment of $19.6 million as of March 31, 2012) investing in communications, consumer, digital media, healthcare and information technology markets. In addition, one of the investments included in our consolidated private equity fund (fair value of $1.5 million and unfunded commitment of $0.4 million as of March 31, 2012) is a venture capital fund investing in clean energy, resource and energy efficiency and other sustainable industries. The fair value of each of these investments has been estimated using the capital account balances provided by the partnerships. The interests in these partnerships cannot be redeemed.

Assets Measured at Fair Value on a Nonrecurring Basis

There were no impairments recognized for goodwill, intangible assets or other long-lived assets as of March 31, 2012.

8.	Commitments and Contingencies

Legal Proceedings

During the first quarter of 2012, we received a legal letter of claim (the “Letter of Claim”) sent on behalf of a former European pension fund client, alleging that AllianceBernstein Limited (a wholly-owned subsidiary of ours organized in the U.K.) was negligent and failed to meet certain applicable standards of care with respect to the initial investment in and management of a £500 million portfolio of U.S. mortgage-backed securities. The alleged damages range between $177 million and $234 million, plus compound interest on an alleged $125 million of realized losses in the portfolio. We believe that any losses to this client resulted from adverse developments in the U.S. housing and mortgage market that precipitated the financial crisis in 2008 and not any negligence or failure on our part. We believe that we have strong defenses to these claims and will defend them vigorously. It is reasonably possible that we could incur a loss as a result of this matter. Currently, however, we are unable to predict the outcome or estimate a possible loss or range of loss.

We are involved in various other matters, including regulatory inquiries, administrative proceedings and litigation, some of which allege significant damages. It is reasonably possible that we could incur some losses pertaining to these other matters; however, we believe that any such losses would be immaterial. Furthermore, although any inquiry, proceeding or litigation has the element of uncertainty, management believes that the outcome of any one of these other matters that is pending or threatened, or all of them combined, will not have a material adverse effect on our results of operations or financial condition.

Other

During 2009, we entered into a subscription agreement under which we committed to invest up to $40 million in a venture capital fund over a six-year period. In December 2011, we sold 12.5% of our funded interest and commitment to an unaffiliated third party for $2.0 million. As of March 31, 2012, we had funded $15.4 million, net of the sales proceeds, of our revised commitment of $35 million. In April 2012, we received a capital call of $1.4 million.

Also during 2009, we were selected by the U.S. Treasury Department as one of nine pre-qualified investment managers under the Public-Private Investment Program. As part of the program, each investment manager is required to invest a minimum of $20 million in the Public-Private Investment Fund they manage. As of March 31, 2012, we had funded $18.5 million of this commitment.

During 2010, as general partner of the AllianceBernstein U.S. Real Estate L.P. (the “Real Estate Fund”), we committed to invest up to 2.5% of the capital of the Real Estate Fund up to a maximum of $50 million. As of March 31, 2012, we had funded $6.2 million of this commitment.

Index

9.	Qualified Employee Benefit Plans

We maintain a qualified profit sharing plan covering U.S. employees and certain foreign employees. Employer contributions are discretionary and generally limited to the maximum amount deductible for federal income tax purposes.

We maintain several defined contribution plans for foreign employees in our subsidiaries in the United Kingdom, Australia, Japan and other foreign locations outside the United States. Employer contributions are generally consistent with regulatory requirements and tax limits. Defined contribution expense for foreign entities was $1.9 million and $2.1 million during the three months ended March 31, 2012 and 2011, respectively.

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

Our policy is to satisfy our funding obligation for each year in an amount not less than the minimum required by the Employee Retirement Income Security Act of 1974, as amended, and not greater than the maximum amount we can deduct for federal income tax purposes. Through April 2012, we have made no contributions to the Retirement Plan and currently intend to contribute $5.9 million to the Retirement Plan later this year. Contribution estimates, which are subject to change, are based on regulatory requirements, future market conditions and assumptions used for actuarial computations of the Retirement Plan’s obligations and assets. Management, at the present time, has not determined the amount, if any, of additional future contributions that may be required.

Net expense (benefit) under the Retirement Plan consisted of:

	Three Months Ended March 31,
	2012	2011
	(in thousands)

Interest cost on projected benefit obligations	$1,177	$1,180
Expected return on plan assets	(1,253)	(1,294)
Recognized actuarial loss	217	108
Amortization of transition asset	(36)	(36)
Net pension charge (benefit)	$105	$(42)

10.	Units Outstanding

Changes in units outstanding during the three-month period ended March 31, 2012 were as follows:

Outstanding as of December 31, 2011	277,847,588
Options exercised	—
Units issued	—
Units retired	(15,350)
Units forfeited	—
Outstanding as of March 31, 2012	277,832,238

During March 2012, we purchased 15,350 AllianceBernstein Units in private transactions and retired them.

11.	Income Taxes

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

In order to preserve AllianceBernstein’s status as a private partnership for federal income tax purposes, AllianceBernstein Units must not be considered publicly traded. The AllianceBernstein Partnership Agreement provides that all transfers of AllianceBernstein Units must be approved by AXA Equitable and the General Partner; AXA Equitable and the General Partner approve only those transfers permitted pursuant to one or more of the safe harbors contained in relevant treasury regulations. If AllianceBernstein Units were considered readily tradable, AllianceBernstein’s net income would be subject to federal and state corporate income tax, reducing its quarterly distribution to Holding. Furthermore, should AllianceBernstein enter into a substantial new line of business, Holding, by virtue of its ownership of AllianceBernstein, would lose its status as a “grandfathered” publicly-traded partnership and would become subject to corporate income tax, which would reduce materially Holding’s net income and its quarterly distributions to Holding Unitholders.

Index

12.	Debt

At March 31, 2012 and December 31, 2011, AllianceBernstein had $386.9 million and $444.9 million, respectively, in commercial paper outstanding with weighted average interest rates of approximately 0.3% and 0.2%, respectively. The commercial paper and amounts outstanding under the 2012 Credit Facility described below are short term in nature and, as such, recorded value is estimated to approximate fair value. Average daily borrowings of commercial paper during the first quarter of 2012 and the full-year 2011 were $517.4 million and $273.6 million, respectively, with weighted average interest rates of approximately 0.2% for both periods.

On December 9, 2010, AllianceBernstein entered into a committed, unsecured three-year senior revolving credit facility (the “2010 Credit Facility”) with a group of commercial banks and other lenders in an original principal amount of $1.0 billion with SCB LLC as an additional borrower. On January 17, 2012, the 2010 Credit Facility was amended and restated (“2012 Credit Facility”). The principal amount was amended to $900 million from the original principal amount of $1.0 billion. Also, the amendment increased the accordion feature from $250 million to $350 million. In addition, the maturity date of the 2010 Credit Facility was extended from December 9, 2013 to January 17, 2017. There were no other significant changes in terms and conditions included in this amendment.

The 2012 Credit Facility is available for AllianceBernstein’s and SCB LLC’s business purposes, including the support of AllianceBernstein’s $1.0 billion commercial paper program. Both AllianceBernstein and SCB LLC can draw directly under the 2012 Credit Facility and management expects to draw on the 2012 Credit Facility from time to time. AllianceBernstein has agreed to guarantee the obligations of SCB LLC under the 2012 Credit Facility.

The 2012 Credit Facility contains affirmative, negative and financial covenants, which are customary for facilities of this type, including, among other things, restrictions on dispositions of assets, restrictions on liens, a minimum interest coverage ratio and a maximum leverage ratio. We are in compliance with these covenants. The 2012 Credit Facility also includes customary events of default (with customary grace periods, as applicable), including provisions under which, upon the occurrence of an event of default, all outstanding loans may be accelerated and/or lender’s commitments may be terminated. Also, under such provisions, upon the occurrence of certain insolvency or bankruptcy related events of default, all amounts payable under the 2012 Credit Facility would automatically become immediately due and payable, and the lender’s commitments would automatically terminate.

The 2012 Credit Facility provides for possible increases in principal amount by up to an aggregate incremental amount of $350 million (“accordion feature”), any such increase being subject to the consent of the affected lenders. Amounts under the 2012 Credit Facility may be borrowed, repaid and re-borrowed by us from time to time until the maturity of the facility. Voluntary prepayments and commitment reductions requested by us are permitted at any time without fee (other than customary breakage costs relating to the prepayment of any drawn loans) upon proper notice and subject to a minimum dollar requirement. Borrowings under the 2012 Credit Facility bear interest at a rate per annum, which will be, at our option, a rate equal to an applicable margin, which is subject to adjustment based on the credit ratings of AllianceBernstein, plus one of the following indexes: London Interbank Offered Rate; a floating base rate; or the Federal Funds rate.

As of March 31, 2012 and December 31, 2011, we had no amounts outstanding under the 2012 Credit Facility. During the first quarter of 2012, we did not draw upon the 2012 Credit Facility. During the full-year 2011, $40.0 million was outstanding for one day in February (with an interest rate of 1.3%) resulting in average daily borrowings of $0.1 million under the 2010 Credit Facility.

In addition, SCB LLC has five uncommitted lines of credit with four financial institutions. Two of these lines of credit permit us to borrow up to an aggregate of approximately $200.0 million while three lines have no stated limit.

As of March 31, 2012 and December 31, 2011, we had no uncommitted bank loans outstanding. Average daily borrowings of uncommitted bank loans during the first quarter of 2012 and full-year 2011 were $20.6 million and $6.4 million, respectively, with weighted average interest rates of approximately 1.3% for both periods.

Index

13.	Changes in Capital

Changes in capital as of March 31, 2012 consisted of:

	Partners’ Capital Attributable to AllianceBernstein Unitholders	Non-Controlling Interests In Consolidated Entities	Total Capital
	(in thousands)

Balance as of December 31, 2011	$3,967,530	$54,025	$4,021,555
Comprehensive income (loss):
Net income (loss)	87,278	7,264	94,542
Other comprehensive income (loss), net of tax:
Unrealized gains on investments (net of tax expense of $438)	269	—	269
Foreign currency translation adjustment (net of tax of zero)	1,823	52	1,875
Changes in employee benefit related items (net of tax benefit of $2)	(82)	—	(82)
Comprehensive income (loss)	89,288	7,316	96,604

Cash distributions to General Partner and unitholders	(47,490)	—	(47,490)
Capital contributions (distributions)	889	(849)	40
Purchase of AllianceBernstein Units	(221)	—	(221)
Compensation-related transactions	68,698	—	68,698
Balance as of March 31, 2012	$4,078,694	$60,492	$4,139,186

Changes in capital as of March 31, 2011 consisted of:

	Partners’ Capital Attributable to AllianceBernstein Unitholders	Non-Controlling Interests In Consolidated Entities	Total Capital
	(in thousands)

Balance as of December 31, 2010	$4,368,634	$124,517	$4,493,151
Comprehensive income (loss):
Net income (loss)	136,472	(8,046)	128,426
Other comprehensive income (loss), net of tax:
Unrealized gains on investments (net of tax expense of $136)	353	33	386
Foreign currency translation adjustment (net of tax expense of $129)	6,445	(316)	6,129
Changes in employee benefit related items (net of tax benefit of $1)	(41)	—	(41)
Comprehensive income (loss)	143,229	(8,329)	134,900

Cash distributions to General Partner and unitholders	(136,718)	—	(136,718)
Capital contributions (distributions)	926	(550)	376
Purchase of Australian joint venture	10,717	(32,101)	(21,384)
Purchase of AllianceBernstein Units	(4,273)	—	(4,273)
Compensation-related transactions	(6,617)	—	(6,617)
Balance as of March 31, 2011	$4,375,898	$83,537	$4,459,435

Deferred taxes are not recognized on foreign currency translation adjustments for foreign subsidiaries whose earnings are considered permanently invested outside the United States.

14.	Acquisitions

On October 1, 2010, we acquired SunAmerica’s alternative investment group, an experienced team that manages a portfolio of hedge fund and private equity fund investments. The purchase price of this acquisition, accounted for under ASC 805, Business Combinations, was $49.0 million, consisting of $14.3 million of cash payments, $2.5 million of assumed deferred compensation liabilities and $32.2 million of net contingent consideration payable. The net contingent consideration payable consists of the net present value of three annual payments of $1.5 million to SunAmerica based on its assets under management transferred to us in the acquisition and the net present value of projected revenue sharing payments of $35.5 million based on projected newly-raised assets under management by the acquired group. This contingent consideration payable was offset by $4.1 million of performance-based fees earned in 2010 determined to be pre-acquisition consideration. The excess of the purchase price over the fair value of identifiable assets acquired resulted in the recognition of $46.1 million of goodwill. During 2011 and the first quarter of 2012, no adjustments were made to the contingent consideration payable.

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

On May 31, 2011, we acquired Pyrander Capital Management, LLC, an investment management company jointly owned by Caxton Associates L.P. (“Caxton”) and Kurt Feuerman, a Caxton portfolio manager. We hired Mr. Feuerman and members of his team from Caxton, and acquired investment management contracts of the investment vehicles the team managed. The purchase price of this acquisition, accounted for under ASC 805, Business Combinations, was $10.2 million, consisting of $5.5 million of cash payments, $4.4 million payable over the next two years (if Mr. Feuerman remains with the company) and a miscellaneous liability of $0.3 million. The excess of the purchase price over the fair value of identifiable assets acquired resulted in the recognition of $5.7 million of goodwill. We also recorded $2.5 million of indefinite-lived intangible assets relating to the acquired fund’s investment management contracts and $2.0 million of definite-lived intangible assets relating to separately managed accounts’ relationships. Mr. Feuerman also received two restricted Holding unit awards; one with a three-year service condition (the award was amended in December 2011 to eliminate the service condition) and one with a five-year service condition and performance condition (assets under management targets). As a result of the service conditions at the time of the acquisition, for accounting purposes these awards are considered compensation expense, not part of the purchase price. Also, we are contingently liable to pay Caxton an additional $4.4 million if Mr. Feuerman’s five-year service condition and performance condition are met.

On November 30, 2011, we acquired Taiwan International Investment Management Co. (“TIIM”) to expand our business in the Taiwan market. The purchase price of this acquisition, accounted for under ASC 805, Business Combinations, was a cash payment of $15.0 million, net of cash acquired. The valuation of the fair value of assets and liabilities acquired had been determined provisionally as of December 31, 2011. The excess of the purchase price over the current fair value of identifiable net assets acquired resulted in the recognition of $9.8 million of goodwill as of December 31, 2011. The valuation was completed in the first quarter of 2012. As a result, intangible assets relating to customer relationships of $0.3 million were recognized retrospectively as of December 31, 2011 with a corresponding reduction in goodwill.

The 2010 and 2011 acquisitions have not had a significant impact on 2011 or 2012 revenues and earnings. As a result, we have not provided supplemental pro forma information.

15.	Accounting Pronouncements

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

Index

Report of Independent Registered Public Accounting Firm

To the Board of the General Partner
AllianceBernstein L.P.

We have reviewed the accompanying condensed consolidated statement of financial condition of AllianceBernstein L.P. ("AllianceBernstein") as of March 31, 2012, and the related condensed consolidated statements of income, comprehensive income, and cash flows for the three-month periods ended March 31, 2012 and 2011.  These interim financial statements are the responsibility of the management of AllianceBernstein Corporation, the General Partner.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition as of December 31, 2011, and the related consolidated statements of income, of changes in partners' capital and comprehensive income, and of cash flows for the year then ended (not presented herein), and in our report dated February 10, 2012, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated statement of financial condition as of December 31, 2011, is fairly stated in all material respects in relation to the consolidated statement of financial condition from which it has been derived.

/s/ PricewaterhouseCoopers LLP
New York, New York
May 2, 2012

Index

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Market conditions improved during the first quarter of 2012 compared to the fourth quarter of 2011, as did our firm’s investment performance and operating results. Gross sales increased by double-digits both sequentially and year-over-year and assets under management (“AUM”) also increased as a result of both market appreciation and Retail net inflows. In addition, we reduced expenses and improved operating margins in the quarter.

Our total AUM as of March 31, 2012 was $419.1 billion, up $13.2 billion, or 3.2%, compared to December 31, 2011, and down $58.2 billion, or 12.2%, compared to March 31, 2011. During the first quarter of 2012, AUM increased as a result of market appreciation of $25.3 billion, offset by net outflows of $12.1 billion primarily in the Institutions channel. During the 12-month period ended March 31, 2012, AUM decreased as a result of net outflows.

Institutional AUM decreased $1.6 billion, or 0.7%, to $222.3 billion during the first quarter of 2012, due to net outflows of $12.9 billion offset by market appreciation of $11.3 billion. Net outflows of $12.9 billion increased by $5.0 billion from $7.9 billion in the fourth quarter of 2011. Net outflows in both periods reflect outflows we sustained as a result of asset sales by the AXA Group. During 2011, AXA sold its Canadian and Australian businesses. As a result of these sales, we incurred $5.2 billion and $2.8 billion of outflows during the first quarter of 2012 and the fourth quarter of 2011, respectively. Gross sales declined 38% sequentially from $6.1 billion during the fourth quarter of 2011 to $3.8 billion during the first quarter of 2012. Additionally, redemptions and terminations increased 20% sequentially to $15.5 billion from $13.0 billion. However, the pipeline of awarded but unfunded institutional mandates increased $2.3 billion to $6.6 billion.

Retail AUM increased $11.6 billion, or 10.3%, to $124.2 billion during the first quarter of 2012, due to net inflows of $2.3 billion and market appreciation of $9.3 billion. Gross sales increased 81% from $7.1 billion during the fourth quarter of 2011 to $12.9 billion during the first quarter of 2012.

Private Client AUM increased $3.2 billion, or 4.6%, to $72.6 billion during the first quarter of 2012, due to market appreciation of $4.7 billion, partly offset by net outflows of $1.5 billion. Net outflows were flat compared to the fourth quarter of 2011 as gross sales declined from $1.7 billion to $1.4 billion while redemptions and terminations declined from $3.2 billion to $2.6 billion.

Bernstein Research Services revenue for the first quarter of 2012 was $106.3 million, down $13.3 million, or 11.1%, compared to the first quarter of 2011, as a result of lower market trading volumes across the U.S. and Europe, partially offset by revenue growth and higher trading volumes in Asia. However, Bernstein Research Services revenue was up $14.3 million, or 15.5%, compared to the fourth quarter of 2011, when trading activity had declined sharply.

Net revenues for the first quarter of 2012 decreased $73.6 million, or 9.7%, to $681.8 million from $755.4 million in the first quarter of 2011. The most significant drivers of the decline were lower base advisory fees of $86.8 million and lower Bernstein Research Service revenues of $13.3 million, partially offset by higher gains on deferred compensation, private equity venture fund and seed capital investments totaling $30.0 million. Operating expenses for the first quarter of 2012 decreased $36.4 million, or 5.9%, to $580.6 million from $617.0 million in the first quarter of 2011 due to lower employee compensation and benefits of $36.6 million and lower general and administrative expenses of $8.0 million, partially offset by the real estate charge of $9.3 million taken in the first quarter of 2012. Operating income for the first quarter of 2012 decreased $37.2 million, or 26.9%, to $101.2 million, compared to the first quarter of 2011, while our operating margin declined from 19.4% to 13.8% in the same comparative periods primarily due to lower revenues and a higher real estate charge.

Sequentially, net revenues increased $56.8 million, or 9.1%, compared to the fourth quarter of 2011. The significant drivers of the increase were higher gains on deferred compensation, private equity venture fund and seed capital investments totaling $34.1 million, higher Bernstein Research Service revenues of $14.3 million and higher base advisory fees of $7.3 million. Operating expenses increased $2.5 million, excluding the fourth quarter 2011 deferred compensation charge. On an adjusted basis, our operating margin increased from 7.0% in the fourth quarter of 2011 to 18.0% in the first quarter of 2012 due to a 6.6% increase in adjusted net revenues and a 6.1% decrease in adjusted operating expenses. The decrease in adjusted operating expenses reflect, a cash receipt in the first quarter of 2012 relating to the finalization of a claims processing contingency originally recorded in 2006, lower office-related expenses and lower compensation expenses primarily the result of a 50.0% adjusted compensation ratio in the first quarter of 2012, compared to a 55.4% adjusted compensation ratio in the fourth quarter of 2011.

Index

Our financial and operating results during the first quarter of 2012 demonstrate that our long-term strategy of delivering better investment returns, diversifying and globalizing our business, innovating for clients with new offerings and improving our operating structure is working. Most of our fixed income strategies continued to outperform and, in the strong global equity markets witnessed in the first quarter, many of our equity strategies, including large-cap equities, outperformed as well. Reviving our Retail business with innovative new offerings and a focus on thriving non-US markets continues to reward us: gross sales in the first quarter were our highest in four years, with all regions contributing to the increase, and we saw record sales of new products. In Private Client, we continue to innovate for clients with the new Strategic Equities strategy we recently introduced which, like Dynamic Asset Allocation, seeks to deliver more consistent returns over time. While one quarter does not equal a trend, we are encouraged by the results we have achieved during more favorable operating conditions thus far in 2012 as we continue to execute on our long-term growth initiatives.

Ongoing Expense Reduction

Since the fourth quarter of 2008, we consistently have taken steps to reduce our cost structure, including headcount reductions and the consolidation of office locations, in response to declines in our assets under management and fee revenues. During 2012, we will continue to focus on scaling our cost structure to our revenue base.

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

Index

Assets Under Management

Assets under management by distribution channel were as follows:

	As of March 31,
	2012	2011	$ Change	% Change
	(in billions)

Institutions	$222.3	$266.8	$(44.5)	(16.7)%
Retail	124.2	131.0	(6.8)	(5.2)
Private Client	72.6	79.5	(6.9)	(8.7)
Total	$419.1	$477.3	$(58.2)	(12.2)

Assets under management by investment service were as follows:

	As of March 31,
	2012	2011	$ Change	% Change
	(in billions)
Equity
Value:
U.S.	$26.3	$37.0	$(10.7)	(28.9)%
Global & international	55.4	100.4	(45.0)	(44.9)
	81.7	137.4	(55.7)	(40.6)
Growth:
U.S.	22.8	30.4	(7.6)	(25.0)
Global & international	21.1	41.0	(19.9)	(48.6)
	43.9	71.4	(27.5)	(38.5)
Total Equity	125.6	208.8	(83.2)	(39.9)
Fixed Income:
U.S.	129.9	120.2	9.7	8.1
Global & international	94.1	89.8	4.3	4.8
	224.0	210.0	14.0	6.7
Other(1):
U.S.	32.0	30.1	1.9	6.3
Global & international	37.5	28.4	9.1	31.8
	69.5	58.5	11.0	18.7
Total:
U.S.	211.0	217.7	(6.7)	(3.1)
Global & international	208.1	259.6	(51.5)	(19.9)
Total	$419.1	$477.3	$(58.2)	(12.2)
_____________

(1)	Includes index, structured, asset allocation services and certain other alternative investments.

Index

Changes in assets under management for the three-month and twelve-month periods ended March 31, 2012 were as follows:

	Distribution Channel				Investment Service
	Institutions	Retail	Private Client	Total	Value Equity	Growth Equity	Fixed Income	Other(1)	Total
	(in billions)

Balance as of December 31, 2011	$223.9	$112.6	$69.4	$405.9	$80.8	$44.2	$217.6	$63.3	$405.9
Long-term flows:
Sales/new accounts	3.8	12.9	1.4	18.1	2.1	1.5	12.7	1.8	18.1
Redemptions/terminations	(15.5)	(8.4)	(2.6)	(26.5)	(8.8)	(7.1)	(9.9)	(0.7)	(26.5)
Cash flow/unreinvested dividends	(1.2)	(2.2)	(0.3)	(3.7)	(2.2)	(1.1)	(0.4)	—	(3.7)
Net long-term (outflows) inflows	(12.9)	2.3	(1.5)	(12.1)	(8.9)	(6.7)	2.4	1.1	(12.1)
Market appreciation	11.3	9.3	4.7	25.3	9.8	6.4	4.0	5.1	25.3
Net change	(1.6)	11.6	3.2	13.2	0.9	(0.3)	6.4	6.2	13.2
Balance as of March 31, 2012	$222.3	$124.2	$72.6	$419.1	$81.7	$43.9	$224.0	$69.5	$419.1

	Distribution Channel				Investment Service
	Institutions	Retail	Private Client	Total	Value Equity	Growth Equity	Fixed Income	Other(1)	Total
	(in billions)

Balance as of March 31, 2011	$266.8	$131.0	$79.5	$477.3	$137.4	$71.4	$210.0	$58.5	$477.3
Long-term flows:
Sales/new accounts	15.9	35.6	6.5	58.0	6.2	5.2	35.3	11.3	58.0
Redemptions/terminations	(54.4)	(35.4)	(10.4)	(100.2)	(40.8)	(25.7)	(32.0)	(1.7)	(100.2)
Cash flow/unreinvested dividends	(6.2)	(8.0)	(3.7)	(17.9)	(11.3)	(5.8)	0.7	(1.5)	(17.9)
Net long-term (outflows) inflows	(44.7)	(7.8)	(7.6)	(60.1)	(45.9)	(26.3)	4.0	8.1	(60.1)
Acquisitions	1.1	0.2	0.1	1.4	0.1	1.2	0.1	—	1.4
Transfers	0.1	—	(0.1)	—	—	—	—	—	—
Market appreciation	(1.0)	0.8	0.7	0.5	(9.9)	(2.4)	9.9	2.9	0.5
Net change	(44.5)	(6.8)	(6.9)	(58.2)	(55.7)	(27.5)	14.0	11.0	(58.2)
Balance as of March 31, 2012	$222.3	$124.2	$72.6	$419.1	$81.7	$43.9	$224.0	$69.5	$419.1

(1)	Includes index, structured, asset allocation services and certain other alternative investments.

Average assets under management by distribution channel and investment service were as follows:

	Three Months Ended March 31,
	2012	2011	$ Change	% Change
	(in billions)
Distribution Channel:
Institutions	$226.6	$272.6	$(46.0)	(16.9)%
Retail	119.2	129.5	(10.3)	(7.9)
Private Client	71.6	79.0	(7.4)	(9.5)
Total	$417.4	$481.1	$(63.7)	(13.2)
Investment Service:
Value Equity	$82.4	$143.0	$(60.6)	(42.3)
Growth Equity	45.3	73.4	(28.1)	(38.3)
Fixed Income	222.9	208.2	14.7	7.1
Other(1)	66.8	56.5	10.3	18.3
Total	$417.4	$481.1	$(63.7)	(13.2)

(1)	Includes index, structured, asset allocation services and certain other alternative investments.

Index

Our Institutions channel first quarter average AUM of $226.6 billion declined $46.0 billion, or 16.9%, compared to the first quarter of 2011. This is primarily due to our Institutions channel AUM declining $44.5 billion, or 16.7%, over the last twelve months to $222.3 billion at March 31, 2012. The $44.5 billion decline in AUM over the last twelve months was primarily due to $44.7 billion of net outflows (consisting of net outflows of $51.2 billion in Value and Growth Equity services, offset by net inflows of $4.0 billion and $2.5 billion in Other and Fixed Income, respectively) and market depreciation of $1.0 billion.

Our Retail channel first quarter average AUM of $119.2 billion declined $10.3 billion, or 7.9%, compared to the first quarter of 2011. The decline was primarily due to our Retail channel AUM declining $6.8 billion, or 5.2%, over the last twelve months to $124.2 billion at March 31, 2012. The $6.8 billion decline in AUM over the last twelve months was primarily due to $7.8 billion of net outflows (consisting of net outflows of $13.9 billion in Value and Growth Equity services, offset by inflows of $3.4 billion and $2.7 billion in Fixed Income and Other, respectively), partially offset by market appreciation of $0.8 billion.

Our Private Client channel first quarter average AUM of $71.6 billion declined by $7.4 billion, or 9.5%, compared to the first quarter of 2011. This is primarily due to our Private Client channel AUM declining $6.9 billion, or 8.7%, over the last twelve months to $72.6 billion at March 31, 2012. The $6.9 billion decline in AUM over the last twelve months was primarily due to $7.6 billion of net outflows (consisting of net outflows of $7.2 billion in Value and Growth Equity services and $1.8 billion in Fixed Income, offset by inflows of $1.4 billion in Other), partially offset by market appreciation of $0.7 billion.

Index

Absolute investment composite returns and relative performance compared to benchmarks for certain representative Fixed Income, Value, Growth and Blend services were as follows for the three months ended March 31:

	2012	2011

Global High Income (fixed income)
Absolute return	6.6%	3.2%
Relative return (vs. 33% Barclays High Yield, 33% JPM EMBI Global and 33% JPM GBI-EM)	(0.3)	0.8
U.S. Strategic Core Plus (fixed income)
Absolute return	0.5	1.1
Relative return (vs. Barclays U.S. Aggregate)	0.2	0.6
Global Fixed Income (fixed income)
Absolute return	(0.4)	1.3
Relative return (vs. CITI WLD GV BD-USD/JPM GLBL BD)	0.1	0.7
Global Plus (fixed income)
Absolute return	1.0	1.6
Relative return (vs. Barclays Global Aggregate)	0.1	0.3
Emerging Market Debt (fixed income)
Absolute return	5.7	1.0
Relative return (vs. JPM EMBI Global/JPM EMBI)	0.8	0.0
Global Value
Absolute return	12.4	4.5
Relative return (vs. MSCI World Index)	0.8	(0.3)
International Value
Absolute return	11.8	2.3
Relative return (vs. MSCI EAFE Index)	1.0	(1.0)
U.S. Strategic Value
Absolute return	13.2	6.4
Relative return (vs. Russell 1000 Value Index)	2.1	0.0
U.S. Diversified Value
Absolute return	12.7	6.5
Relative return (vs. Russell 1000 Value Index)	1.5	0.0
Emerging Markets Value
Absolute return	16.0	2.6
Relative return (vs. MSCI EM Index)	1.9	0.6
Global Research Growth
Absolute return	14.9	3.5
Relative return (vs. MSCI World Index)	3.4	(1.3)
U.S. Thematic Research Growth
Absolute return	20.5	7.0
Relative return (vs. S&P 500)	7.9	1.0
U.S. Large Cap Growth
Absolute return	17.5	6.9
Relative return (vs. Russell 1000 Growth Index)	2.8	0.9
U.S. Small Cap Growth
Absolute return	17.0	13.4
Relative return (vs. Russell 2000 Growth Index)	3.7	4.2
Global Style Blend
Absolute return	13.3	4.1
Relative return (vs. MSCI World Index)	1.8	(0.7)
International Style Blend - Developed
Absolute return	12.3	1.4
Relative return (vs. MSCI EAFE Index)	1.4	(2.0)

Our U.S. and global large cap equity services mostly outperformed their benchmarks for the three-month period ending March 31, 2012. We attribute this outperformance to our adherence to our core investment discipline, which focuses on long-term value characteristics such as inexpensive cash flows in value stocks and undervalued earnings growth potential in growth stocks. During last year’s more short term oriented equity markets, those characteristics were not rewarded. During the first quarter of this year, global economic conditions improved, investor risk appetites began to normalize and stock correlations began to fall, creating better conditions for bottom-up stock selection and our portfolios to outperform. Our core research approach has not wavered; we believe that staying true to our investment disciplines is in our clients’ best interests over the long term.

Index

Our fixed income services generally outperformed their benchmarks for the three-month period ended March 31, 2012, as risk aversion subsided and the credit markets continued their recovery.

Consolidated Results of Operations

	Three Months Ended March 31,
	2012	2011	$ Change	% Change
	(in millions, except per unit amounts)

Net revenues	$681.8	$755.4	$(73.6)	(9.7)%
Expenses	580.6	617.0	(36.4)	(5.9)
Operating income	101.2	138.4	(37.2)	(26.9)
Income taxes	6.7	10.0	(3.3)	(33.0)
Net income	94.5	128.4	(33.9)	(26.4)
Net income (loss) of consolidated entities attributable to non-controlling interests	7.2	(8.1)	15.3	n/m

Net income attributable to AllianceBernstein Unitholders	$87.3	$136.5	$(49.2)	(36.0)

Diluted net income per AllianceBernstein Unit	$0.31	$0.48	$(0.17)	(35.4)

Distributions per AllianceBernstein Unit	$0.31	$0.48	$(0.17)	(35.4)

Operating margin(1)	13.8%	19.4%

(1)	Operating income excluding net income (loss) attributable to non-controlling interests as a percentage of net revenues.

Net income attributable to AllianceBernstein Unitholders for the three months ended March 31, 2012 decreased $49.2 million, or 36.0%, from the three months ended March 31, 2011. The decrease was primarily due to (in millions):

$(86.8)	Lower investment advisory base fees
(13.3)	Lower Bernstein Research Service revenues
(9.3)	Higher real estate charges
36.6	Lower employee compensation and benefits
6.9	Higher seed capital investment gains
5.9	Higher deferred compensation-related investment gains
4.0	Lower other promotion and servicing expenses
3.3	Lower income taxes
3.5	Other
$(49.2)

Real Estate Charges

During the first quarter of 2012, we recorded pre-tax real estate charges totaling $9.3 million, reflecting $8.8 million resulting from the abandonment of our leased New York City Data Center office space and $0.5 million resulting from a change in estimates relating to our 2010 real estate charge for New York City office space yet to be subleased. The New York City Data Center charge consisted of the net present value of the difference between the amount of on-going contractual operating lease obligations for this space and our estimate of current market rental rates ($7.1 million) and the write-off of leasehold improvements, furniture and equipment related to this space ($1.7 million).

Deferred Compensation Charge

During the fourth quarter of 2011, we implemented changes to our employee long-term incentive compensation award program designed to better align the costs of employee compensation and benefits with the company’s current year financial performance, and provide employees with a higher degree of certainty that they will receive the incentive compensation they are awarded. We amended all outstanding year-end deferred incentive compensation awards of active employees (i.e., those employees who we employed as of December 31, 2011), so that employees who terminate their employment or are terminated without cause may retain their awards, subject to compliance with certain agreements and restrictive covenants set forth in the applicable award agreement, including restrictions on competition and employee and client solicitation, and a claw-back for failing to follow existing risk management policies. Most equity replacement, sign-on or similar deferred compensation awards included in separate employment agreements or arrangements have not been amended.

Index

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

As a result of this change, we recorded a one-time, non-cash charge of $587.1 million in the fourth quarter of 2011 for all unrecognized deferred incentive compensation on the amended outstanding awards from prior years. In addition, we recorded 100% of the expense associated with our 2011 deferred incentive compensation awards of $159.9 million in the fourth quarter of 2011.

Awards granted in 2011 contained the provisions described above and we expect to include these provisions in deferred incentive compensation awards going forward. Accordingly, our annual incentive compensation expense will reflect 100% of the expense associated with the deferred incentive compensation awarded in each year. This approach to expense recognition will more closely match the economic cost of awarding deferred incentive compensation to the period in which the related service is performed.

Index

Management Operating Metrics

We are providing the non-GAAP measures “adjusted net revenues”, “adjusted operating income” and “adjusted operating margin” because they are the principal operating metrics management uses in evaluating and comparing period-to-period operating performance and we believe they are useful to investors. Management principally uses these metrics in evaluating performance because they present a clearer picture of our operating performance, and allow management to see long-term trends without the distortion primarily caused by deferred compensation-related mark-to-market adjustments, real estate consolidation charges and other adjustment items. Similarly, these management operating metrics help investors better understand the underlying trends in our results and, accordingly, we believe they provide a valuable perspective for investors.

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

	Three Months Ended March 31,
	2012	2011
	(in thousands)

Net revenues, GAAP basis	$681,809	$755,390
Exclude:
Deferred compensation-related investment (gains) losses	(15,570)	(9,740)
Deferred compensation-related dividends and interest	(380)	(632)
90% of consolidated venture capital fund investment (gains) losses	(7,686)	8,054
Distribution-related payments	(79,869)	(74,756)
Amortization of deferred sales commissions	(8,267)	(10,326)
Pass-through fees and expenses	(7,738)	(8,624)
Adjusted net revenues	$562,299	$659,366

Operating income, GAAP basis	$101,245	$138,435
Exclude:
Deferred compensation-related investment (gains)	(15,570)	(9,740)
Deferred compensation-related dividends and interest	(380)	(632)
Deferred compensation-related mark-to-market vesting expense	14,009	6,894
Deferred compensation-related dividends and interest expense	152	1,480
Net impact of deferred compensation-related items	(1,789)	(1,998)
Real estate charges	9,269	18
Sub-total of non-GAAP adjustments	7,480	(1,980)
Less: Net income (loss) of consolidated entities attributable to non-controlling interests	7,264	(8,046)
Adjusted operating income	$101,461	$144,501

Adjusted operating margin	18.0%	21.9%

Adjusted operating income for the three months ended March 31, 2012 decreased $43.0 million, or 29.8%, from the three months ended March 31, 2011, primarily as a result of lower investment advisory base fees of $86.8 million and lower Bernstein Research Services revenues of $13.3 million, offset by lower employee compensation expense (excluding the impact of deferred compensation mark-to-market vesting expense and dividends and interest expense) of $42.4 million, higher seed capital investment gains of $6.9 million and the cash receipt of $6.5 million in the first quarter of 2012 relating to the finalization of a claims processing contingency originally recorded in 2006.

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

Index

Adjusted Operating Income

Adjusted operating income represents operating income on a GAAP basis excluding (1) the impact on net revenues and compensation expense of the mark-to-market gains and losses (as well as the dividends and interest) associated with employee deferred compensation-related investments, (2) deferred compensation charge, (3) real estate charges, (4) insurance proceeds, and (5) the net loss or income of consolidated entities attributable to non-controlling interests.

Prior to 2009, a large proportion of employee compensation was in the form of deferred awards that were notionally invested in AllianceBernstein investment services and generally vested over a period of four years. AllianceBernstein has economically hedged the exposure to market movements by purchasing and holding these investments on its balance sheet. The full value of the investments’ appreciation (depreciation) is recorded within investment gains and losses on the income statement in the current period. U.S. GAAP requires the appreciation (depreciation) in the compensation liability to be expensed over the award vesting period in proportion to the vested amount of the award as part of compensation expense. This creates a timing difference between the recognition of the compensation expense and the investment gain or loss impacting operating income, which will fluctuate over the life of the award and net to zero at the end of the multi-year vesting period. Although during periods of high market volatility these timing differences have an impact on operating income and operating margin, over the life of the award any impact is ultimately offset. Because these plans are economically hedged, management believes it is useful to reflect the offset ultimately achieved from hedging the investments’ market exposure in the calculation of adjusted operating income, adjusted operating margin and adjusted diluted net income per Holding Unit, which will produce core operating results from period to period. The non-GAAP measures exclude gains and losses and dividends and interest on deferred compensation-related investments included in revenues and compensation expense, thus eliminating the timing differences created by different treatment under U.S. GAAP of the market movement on the expense and the investments. In the fourth quarter of 2011, we implemented changes to our employee long-term incentive compensation award program. As a result, mark-to-market investment gains or losses recognized in compensation expense will closely approximate mark-to-market investment gains and losses recognized in revenues.

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

Units Outstanding

We engage in open-market purchases of Holding Units to help fund anticipated obligations under our incentive compensation award program and for other corporate purposes, and purchases Holding Units from employees to allow them to fulfill statutory tax withholding requirements at the time of distribution of long-term incentive compensation awards. During the first quarter of 2012, we purchased approximately 4.5 million Holding Units for $66.9 million, reflecting open-market purchases of 4.3 million Holding Units for $63.2 million with the remainder primarily relating to employee tax withholding purchases, offset by Holding Units purchased by employees as part of a distribution reinvestment election.

During the fourth quarter of 2011 and the first quarter of 2012, we adopted a plan to repurchase Holding Units pursuant to Rule 10b5-1 under the Exchange Act. A Rule 10b5-1 plan allows a company to repurchase its shares at times when it otherwise might be prevented from doing so because of self-imposed trading blackout periods and because it possesses material non-public information. The broker we selected has the authority under the terms and limitations specified in the plan to repurchase Holding Units on our behalf in accordance with the terms of the plan. Repurchases are subject to SEC regulations as well as certain price, market volume and timing constraints specified in the plan. The plan adopted during the first quarter of 2012 does not specify an aggregate limitation and expires at the close of business on May 1, 2012. We intend to adopt additional Rule 10b5-1 plans so that we can continue to engage in open market purchases of Holding Units to help fund anticipated obligations under our incentive compensation award program and for other corporate purposes.

Index

We granted to employees 9.1 million restricted Holding Unit awards (including 8.7 million restricted Holding Units granted in January 2012 for 2011 year-end awards) during the first quarter of 2012. To fund these awards, we allocated previously repurchased Holding Units that had been held in the consolidated rabbi trust. There were approximately 9.1 million unallocated Holding Units remaining in the consolidated rabbi trust as of March 31, 2012.

Net Revenues

The following table summarizes the components of net revenues:

	Three Months Ended March 31,
	2012	2011	$ Change	% Change
	(in millions)
Investment advisory and services fees:
Institutions:
Base fees	$117.4	$173.2	$(55.8)	(32.2)%
Performance-based fees	4.4	4.7	(0.3)	(7.8)
	121.8	177.9	(56.1)	(31.6)
Retail:
Base fees	158.9	165.9	(7.0)	(4.2)
Performance-based fees	—	—	—	—
	158.9	165.9	(7.0)	(4.2)
Private Client:
Base fees	146.8	170.8	(24.0)	(14.0)
Performance-based fees	—	0.4	(0.4)	(100.0)
	146.8	171.2	(24.4)	(14.2)
Total:
Base fees	423.1	509.9	(86.8)	(17.0)
Performance-based fees	4.4	5.1	(0.7)	(14.2)
	427.5	515.0	(87.5)	(17.0)

Bernstein research services	106.3	119.6	(13.3)	(11.1)
Distribution revenues	89.0	88.8	0.2	0.1
Dividend and interest income	4.4	5.1	(0.7)	(13.5)
Investment gains (losses)	31.0	1.0	30.0	n/m
Other revenues	24.3	26.9	(2.6)	(9.6)
Total revenues	682.5	756.4	(73.9)	(9.8)
Less: interest expense	0.7	1.0	(0.3)	(28.0)
Net revenues	$681.8	$755.4	$(73.6)	(9.7)

Investment Advisory and Services Fees

Investment advisory and services fees are the largest component of our revenues. These fees are generally calculated as a percentage of the value of AUM as of a specified date, or as a percentage of the value of average AUM for the applicable billing period, and vary with the type of investment service, the size of account and the total amount of assets we manage for a particular client. Accordingly, fee income generally increases or decreases as AUM increase or decrease and is therefore affected by market appreciation or depreciation, the addition of new client accounts or client contributions of additional assets to existing accounts, withdrawals of assets from and termination of client accounts, purchases and redemptions of mutual fund shares, shifts of assets between accounts or products with different fee structures and acquisitions. Our average basis points realized (investment advisory fees divided by average AUM) generally approximate 50 to 70 basis points for equity services, 25 to 45 basis points for fixed income services and 5 to 15 basis points for other services. As such, a shift of client assets from active equity services toward fixed income services and/or other services results in a decline in revenues just as a shift of assets toward active equity services would increase revenues.

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

We sometimes charge our clients performance-based fees. In these situations, we charge a base advisory fee and are eligible to earn an additional performance-based fee or incentive allocation that is calculated as either a percentage of absolute investment results or a percentage of investment results in excess of a stated benchmark over a specified period of time. Some performance-based fees include a high-watermark provision, which generally provides that if a client account underperforms relative to its performance target (whether absolute or relative to a specified benchmark), it must gain back such underperformance before we can collect future performance-based fees. Therefore, if we fail to achieve our performance target for a particular period, we will not earn a performance-based fee for that period and, for accounts with a high-watermark provision, our ability to earn future performance-based fees will be impaired. We are eligible to earn performance-based fees on approximately 11% of the assets we manage for institutional clients and approximately 3% of the assets we manage for private clients (in total, approximately 6% of our company-wide AUM). A majority of our hedge fund AUM is subject to high-watermarks and a significant majority of the AUM is below the high-watermarks. Accordingly, it is very unlikely we will earn performance-based fees on these hedge funds in 2012. If the percentage of our AUM subject to performance-based fess grows, seasonality and volatility of revenues and earnings are likely to become more significant.

For the three months ended March 31, 2012, our investment advisory and services fees decreased by $87.5 million, or 17.0%, from the first quarter of 2011, primarily due to a decrease in base fees of $86.8 million, which primarily resulted from a 13.2% decrease in average AUM.

Institutional investment advisory and services fees for the three months ended March 31, 2012 decreased by $56.1 million, or 31.6%, from the three months ended March 31, 2011, primarily due to a decrease in average AUM of 16.9% as well as a continued significant shift in product mix from Equities to Fixed Income products. Average AUM for Equity services decreased 51.9% while average AUM for Fixed Income and Other services increased 8.0% and 20.0%, respectively.

Retail investment advisory and services fees for the three months ended March 31, 2012 decreased by $7.0 million, or 4.2%, from the three months ended March 31, 2011, primarily due to a 7.9% decrease in average AUM offset by a shift in product mix towards long-term non-U.S. global fixed income mutual funds, which generally have higher fees as compared to long-term U.S. mutual funds.

Private client investment advisory and services fees for the three months ended March 31, 2012 decreased by $24.4 million, or 14.2%, from the three months ended March 31, 2011, primarily as a result of lower base fees of $24.0 million, or 14.0%, reflecting a decrease in average billable AUM of 9.7% and the impact of a shift in product mix from Equities to Fixed Income and Other products.

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

Revenues from Bernstein Research Services for the three months ended March 31, 2012 decreased $13.3 million, or 11.1%, from the three months ended March 31, 2011. The decrease was the result of lower market trading volumes across the U.S. and Europe, partially offset by revenue growth and higher trading volumes in Asia.

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

Distribution revenues for the three months ended March 31, 2012 increased $0.2 million, or 0.1%, compared to the three months ended March 31, 2011, whereas, the corresponding average AUM of these mutual funds grew 1.8%. Average AUM of non B-share and C-share mutual funds (which have lower distribution fee rates than B-share and C-share mutual funds) increased 4.8% while average AUM of B-share and C-share mutual funds decreased by 8.9%.

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

Dividend and Interest Income and Interest Expense

Dividend and interest income consists primarily of investment income and interest earned on customer margin balances and U.S. Treasury Bills. Interest expense principally reflects interest accrued on cash balances in customers’ brokerage accounts. Dividend and interest income, net of interest expense, for the three months ended March 31, 2012 decreased $0.4 million from the three months ended March 31, 2011.

Investment Gains (Losses)

Investment gains (losses) consist primarily of realized and unrealized investment gains or losses on: (i) employee deferred compensation-related investments, (ii) investments owned by our consolidated venture capital fund, (iii) U.S. Treasury Bills, (iv) market-making in cash equities and exchange-traded options and equities, (v) seed money investments and (vi) derivatives. Investments gains (losses) also include realized gains or losses on the sale of seed money investments classified as available-for-sale securities and equity in earnings of proprietary investments in limited partnership hedge funds that we sponsor and manage.

Investment gains (losses) are as follows:

	Three Months Ended March 31,
	2012	2011
	(in millions)

Deferred compensation-related investments
Realized gains (losses)	$(1.5)	$(3.3)
Unrealized gains (losses)	17.1	13.0
Consolidated private equity fund investments
Realized gains (losses)	1.5	(1.9)
Unrealized gains (losses)	7.0	(7.0)
Seed capital and brokerage-related investments
Realized gains (losses)	(21.9)	0.3
Unrealized gains (losses)	28.8	(0.1)
	$31.0	$1.0

Realized gains or losses on deferred compensation-related investments typically occur in December of each year, as well as the first quarter, as award tranches vest and related investments are sold to provide cash for payments to employees. The unrealized gains during both the first quarter of 2012 and 2011 reflect the favorable financial markets during those periods.

Our consolidated private equity fund during the first quarter of 2012 incurred mark-to-market gains relating to publicly-traded securities held by the fund versus mark-to-market losses incurred during the first quarter of 2011.

Seed capital and brokerage-related investments had realized losses in the first quarter of 2012, primarily as a result of the derivatives we use to hedge our seed capital investments. Also in the first quarter of 2012, equity trading securities had significant unrealized gains as compared to unrealized losses in the first quarter of 2011.

Index

Other Revenues

Other revenues consist of fees earned for transfer agency services provided to company-sponsored mutual funds, fees earned for administration and recordkeeping services provided to company-sponsored mutual funds and the general accounts of AXA and its subsidiaries, and other miscellaneous revenues. Other revenues for the three months ended March 31, 2012 decreased $2.6 million, or 9.6%, from the three months ended March 31, 2011, due primarily to lower shareholder servicing fees.

Expenses

The following table summarizes the components of expenses:

	Three Months Ended March 31,
	2012	2011	$ Change	% Change
	(in millions)

Employee compensation and benefits	$302.6	$339.2	$(36.6)	(10.8)%
Promotion and servicing:
Distribution-related payments	79.9	74.8	5.1	6.8
Amortization of deferred sales commissions	8.3	10.3	(2.0)	(19.9)
Other	49.7	53.7	(4.0)	(7.4)
General and administrative:
General and administrative	124.9	132.9	(8.0)	(6.0)
Real estate charges	9.3	—	9.3	n/m
Interest	0.8	0.7	0.1	21.4
Amortization of intangible assets	5.1	5.4	(0.3)	(5.4)
Total	$580.6	$617.0	$(36.4)	(5.9)

Employee Compensation and Benefits

We had 3,502 full-time employees at March 31, 2012 compared to 4,123 at March 31, 2011. Employee compensation and benefits consist of salaries (including severance), annual cash incentive awards, annual deferred incentive compensation awards, commissions, fringe benefits and other employment costs (including recruitment, training, temporary help and meals).

As a result of the deferred compensation charge previously discussed, we recorded a one-time, non-cash charge of $587.1 million in the fourth quarter of 2011 for all unrecognized deferred incentive compensation on outstanding awards from prior years. In addition, we recorded 100% of the expense associated with our 2011 deferred incentive compensation awards of $159.9 million in the fourth quarter of 2011.

Compensation expense as a percentage of net revenues was 44.4% and 44.9% for the three months ended March 31, 2012 and 2011, respectively. Compensation expense generally is determined on a discretionary basis and is primarily a function of our firm’s financial performance. Amounts are awarded to help us achieve our goal of attracting, motivating and retaining top talent while also helping ensure that our firm’s unitholders receive an appropriate return on their investment. Senior management, with the approval of the Compensation Committee of the Board, confirmed that the appropriate metric to consider in determining the amount of incentive compensation is the ratio of adjusted employee compensation and benefits expense to adjusted net revenues. Adjusted net revenues used in the adjusted compensation ratio are the same as the adjusted net revenues presented as a non-GAAP measure (discussed earlier in this MD&A) less revenues associated with acquisitions over the last two years to implement strategic product initiatives. Adjusted employee compensation and benefits expense is total employee compensation and benefits expense minus other employment costs such as recruitment, training, temporary help and meals, and excludes the impact of mark-to-market vesting expense and dividends and interest expense, associated with employee deferred compensation-related investments and total compensation and certain amortization of equity-based awards of personnel related to acquisitions over the last two years to implement strategic product initiatives. Senior management, with the approval of the Compensation Committee, also established as an objective that adjusted employee compensation and benefits expense generally should not exceed 50% of our adjusted net revenues except in unexpected or unusual circumstances. Our ratios of adjusted compensation expense as a percentage of adjusted revenues were 50.0% and 48.4%, respectively, for the three months ended March 31, 2012 and 2011.

Index

For the three months ended March 31, 2012, employee compensation and benefits expense decreased 10.8%, primarily due to a 14.6% decrease in adjusted net revenues used in the adjusted compensation ratio, partially offset by the increase in the compensation ratio from 48.4% during the first quarter of 2011 to 50.0% during the first quarter of 2012.

Since 2009, all deferred compensation awards to eligible employees, which typically vest ratably over four years, have been made in the form of restricted Holding Units or deferred cash (in 2010, deferred cash was an option available only to certain non-U.S. employees; this option was expanded to most employees in 2011). Prior to 2009, employees receiving deferred compensation awards had the option to allocate a portion of their awards to notional investments in company-sponsored investment products (primarily mutual funds). Increases in the value of the notional investments in company-sponsored investment products increase the company’s compensation liability to employees, while decreases in the value of the investments decrease the company’s liability. The company generally purchased an amount of these investments equivalent to the notional investments and held them in a consolidated rabbi trust to economically hedge its exposure to valuation changes on its future obligations. Mark-to-market gains or losses on these investments are recognized in investment gains and losses as they occur. However, prior to the amendments made to the deferred incentive compensation program in 2011, the impact of cumulative mark-to-market gains or losses was recognized as increases or decreases in compensation expense ratably over the remaining vesting period. As a result, there was not a direct correlation between current period deferred compensation-related investment gains or losses recognized in revenues and the amortization of cumulative mark-to-market investment gains or losses recognized in compensation expense. Although there can be significant volatility from period to period as the values of these investments change, if a participant remained employed by the company over the entire vesting period of the award, mark-to-market investment gains or losses recognized in revenues would, over that vesting period, equal mark-to-market investment gains or losses recognized in compensation expense. As a result of the 2011 amendments, mark-to-market investment gains or losses recognized in compensation expense will closely approximate mark-to-market investment gains and losses recognized in revenues.

The investment gains and losses on deferred compensation-related investments recognized in net revenues as compared to the amortization of deferred compensation awards notionally invested in company-sponsored investment products are as follows:

	Three Months Ended March 31,
	2012	2011
	(in millions)

Investment gains (losses)	$15.6	$9.7

Amortization of awards notionally invested in company-sponsored investment products:
Original award	—	19.1
Prior periods’ mark-to-market	—	2.0
Current period mark-to-market	14.0	4.9
Total	14.0	26.0
Net operating income impact	$1.6	$(16.3)

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

Promotion and servicing expenses decreased $0.9 million, or 0.6%, during the first three months of 2012 compared to the same period in 2011. The decrease reflects lower travel and entertainment, trade execution and transfer fees due to the prior year’s increased business activity and new product launches and lower amortization of deferred sales commission, partially offset by higher distribution-related payments.

General and Administrative

General and administrative expenses include technology, professional fees, occupancy, communications and similar expenses. General and administrative expenses as a percentage of net revenues were 19.7% (18.3% excluding real estate charges) and 17.6% for the three months ended March 31, 2012 and 2011, respectively. General and administrative expenses increased $1.3 million, or 1.0%, during the first three months of 2012 compared to the same period in 2011, primarily due to higher real estate charges of $9.3 million and higher portfolio services of $1.8 million, partially offset by a cash receipt of $6.5 million relating to the finalization of a claims processing contingency originally recorded in 2006 and lower technology expenses of $2.9 million.

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

Income tax expense for the three months ended March 31, 2012 decreased $3.3 million, or 33.0%, from the three months ended March 31, 2011. The decrease is primarily the result of lower pre-tax earnings and a lower effective tax rate in the current year quarter of 6.6%, compared to 7.2% in the comparable prior year quarter.

Net Income (Loss) of Consolidated Entities Attributable to Non-Controlling Interests

Net income (loss) of consolidated entities attributable to non-controlling interests consists of limited partner interests owned by other investors representing 90% of the total limited partner interests in our consolidated venture capital fund. It also included the 50% interest owned by AXA and its subsidiaries in our consolidated joint venture in Australia through March 31, 2011, when we purchased the remaining 50% interest in the Australian joint venture for $21.4 million. During the first three months of 2012, we had a $7.2 million net gain of consolidated entities attributable to non-controlling interests, due primarily to an $8.5 million net investment gain attributable to our consolidated venture capital fund. During the first three months of 2011, we had an $8.1 million net loss of consolidated entities attributable to non-controlling interests, due primarily to an $8.5 million net loss attributable to non-controlling interests of our consolidated venture capital fund (as a result of $8.9 million of net investment losses).

CAPITAL RESOURCES AND LIQUIDITY

During the first quarter of 2012, net cash used in operating activities was $34.7 million, compared to $67.3 million during the first quarter of 2011. The change was primarily due to lower net purchases of investments of $92.6 million, primarily related to broker-dealer investments and seed capital investments, and a decrease in broker-dealer related net receivables and segregated U.S. Treasury bills of $55.6 million, reflecting Rule 15c3-3 requirements, partially offset by lower cash provided by net income.

During the first quarter of 2012, net cash used in investing activities was $5.3 million, compared to $22.8 million during the first quarter of 2011. In the first quarter of 2011, we purchased the remaining 50% of our Australian joint venture for $21.4 million.

During the first quarter of 2012, net cash used in financing activities was $165.3 million, compared to $153.8 million during the first quarter of 2011. The increase reflects repayment of commercial paper of $58.3 million in the current quarter versus issuance of commercial paper of $40.8 million in the prior year quarter, partially offset by lower distributions to the General Partner and unitholders of $89.2 million as a result of lower earnings (distributions on earnings are paid one quarter in arrears).

As of March 31, 2012, AllianceBernstein had $437.3 million of cash and cash equivalents of which approximately 98% is  comprised of cash on deposit for our broker dealers to comply with various regulatory capital levels and cash held by foreign entities for which a permanent investment election for U.S. tax purposes is taken. If the cash held at our foreign subsidiaries of $300.4 million was to be repatriated to the U.S., we would be required to accrue and pay U.S. income taxes on these funds. Our intent is to permanently reinvest these earnings outside the U.S. We currently do not anticipate a liquidity need requiring a repatriation of these funds to the U.S.

Debt and Credit Facilities

At March 31, 2012 and December 31, 2011, AllianceBernstein had $386.9 million and $444.9 million, respectively, in commercial paper outstanding with weighted average interest rates of approximately 0.3% and 0.2%, respectively. The commercial paper and amounts outstanding under the 2012 Credit Facility described below are short term in nature and, as such, recorded value is estimated to approximate fair value. Average daily borrowings of commercial paper during the first quarter of 2012 and the full-year 2011 were $517.4 million and $273.6 million, respectively, with weighted average interest rates of approximately 0.2% for both periods.

On December 9, 2010, AllianceBernstein entered into a committed, unsecured three-year senior revolving credit facility (the “2010 Credit Facility”) with a group of commercial banks and other lenders in an original principal amount of $1.0 billion with SCB LLC as an additional borrower. On January 17, 2012, the 2010 Credit Facility was amended and restated (“2012 Credit Facility”). The principal amount was amended to $900 million from the original principal amount of $1.0 billion. Also, the amendment increased the accordion feature from $250 million to $350 million. In addition, the maturity date of the 2010 Credit Facility was extended from December 9, 2013 to January 17, 2017. There were no other significant changes in terms and conditions included in this amendment.

Index

The 2012 Credit Facility is available for AllianceBernstein’s and SCB LLC’s business purposes, including the support of AllianceBernstein’s $1.0 billion commercial paper program. Both AllianceBernstein and SCB LLC can draw directly under the 2012 Credit Facility and management expects to draw on the 2012 Credit Facility from time to time. AllianceBernstein has agreed to guarantee the obligations of SCB LLC under the 2012 Credit Facility.

The 2012 Credit Facility contains affirmative, negative and financial covenants, which are customary for facilities of this type, including, among other things, restrictions on dispositions of assets, restrictions on liens, a minimum interest coverage ratio and a maximum leverage ratio. We are in compliance with these covenants. The 2012 Credit Facility also includes customary events of default (with customary grace periods, as applicable), including provisions under which, upon the occurrence of an event of default, all outstanding loans may be accelerated and/or lender’s commitments may be terminated. Also, under such provisions, upon the occurrence of certain insolvency or bankruptcy related events of default, all amounts payable under the 2012 Credit Facility would automatically become immediately due and payable, and the lender’s commitments would automatically terminate.

The 2012 Credit Facility provides for possible increases in principal amount by up to an aggregate incremental amount of $350 million (“accordion feature”), any such increase being subject to the consent of the affected lenders. Amounts under the 2012 Credit Facility may be borrowed, repaid and re-borrowed by us from time to time until the maturity of the facility. Voluntary prepayments and commitment reductions requested by us are permitted at any time without fee (other than customary breakage costs relating to the prepayment of any drawn loans) upon proper notice and subject to a minimum dollar requirement. Borrowings under the 2012 Credit Facility bear interest at a rate per annum, which will be, at our option, a rate equal to an applicable margin, which is subject to adjustment based on the credit ratings of AllianceBernstein, plus one of the following indexes: London Interbank Offered Rate; a floating base rate; or the Federal Funds rate.

As of March 31, 2012 and December 31, 2011, we had no amounts outstanding under the 2012 Credit Facility. During the first quarter of 2012, we did not draw upon the 2012 Credit Facility. During the full-year 2011, $40.0 million was outstanding for one day in February (with an interest rate of 1.3%) resulting in average daily borrowings of $0.1 million under the 2010 Credit Facility.

In addition, SCB LLC has five uncommitted lines of credit with four financial institutions. Two of these lines of credit permit us to borrow up to an aggregate of approximately $200.0 million while three lines have no stated limit.

As of March 31, 2012 and December 31, 2011, we had no uncommitted bank loans outstanding. Average daily borrowings of uncommitted bank loans during the first quarter of 2012 and full-year 2011 were $20.6 million and $6.4 million, respectively, with weighted average interest rates of approximately 1.3% for both periods.

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

Goodwill

As of March 31, 2012, goodwill of $3.0 billion on the condensed consolidated statement of financial condition included $2.8 billion as a result of the Bernstein Transaction and $154 million in regard to various smaller acquisitions. We have determined that AllianceBernstein has only one reporting segment and reporting unit.

We test our goodwill annually, as of September 30, for impairment. As of September 30, 2011, the impairment test indicated that goodwill was not impaired. The carrying value of goodwill is also reviewed if facts and circumstances occur that suggest possible impairment, such as significant declines in assets under management, revenues, earnings or the price of a Holding Unit. During the fourth quarter of 2011, the Holding Unit price was below our December 31, 2011 book value per unit for most of the quarter. As a result, we re-performed step one of the goodwill impairment test as of December 31, 2011.

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

During the fourth quarter of 2011, AllianceBernstein estimated its fair value under both the market approach and income approach. The types of assumptions and methodologies used under both approaches are consistent with those used in impairment tests performed in prior years. Under the market approach, the fair value of the reporting unit was based on its unadjusted market valuation (AllianceBernstein Units outstanding multiplied by the price of a Holding Unit) and adjusted market valuations assuming a control premium and earnings multiples. The price of a publicly-traded AllianceBernstein Holding Unit serves as a reasonable starting point for valuing an AllianceBernstein Unit because each represents the same fractional interest in our underlying business. On an unadjusted basis, AllianceBernstein’s fair value per unit as of December 31, 2011 was $13.08 (the price of a Holding Unit as of that date) as compared to its carrying value, or book value, of $14.33 per unit. Also under the market approach, we assumed a control premium of 20% for the reporting unit, which was determined based on an analysis of control premiums for relevant recent acquisitions, as well as comparable industry earnings multiples applied to our current earnings forecast. A control premium of 10% was sufficient for fair value to exceed carrying value. Under the income approach, the fair value of the reporting unit was based on the present value of estimated future cash flows. Determining estimated fair value using a discounted cash flow valuation technique consists of applying business growth rate assumptions over the estimated life of the goodwill asset and then discounting the resulting expected cash flows using an estimated weighted average cost of capital of market participants to arrive at a present value amount that approximates fair value. In our tests, our discounted expected cash flow model used management’s current four-year business plan, which factored in current market conditions and all material events that had impacted, or that we believed at the time could potentially impact, future expected cash flows and a declining annual growth rate thereafter for four years before using a terminal value growth rate. We ran multiple discounted cash flow analyses under several scenarios. We used a weighted average cost of equity ranging from 7% to 10% as the discount rate. We use a cost of equity rate, as opposed to a cost of capital, due to using net income in our expected cash flow model (as a result of generally distributing 100% of our earnings). The cost of debt is already factored into the net income projections. We used terminal value growth rates ranging from 2% to 4%, and we used our business plan growth rates as a base case and at stressed levels approximately 50% lower, as a result of current economic uncertainty and market dynamics.

Management considered the results of the market approach and income approach analysis performed along with a number of other factors (including current market conditions) and determined that AllianceBernstein’s fair value exceeded its carrying value as of December 31, 2011 by 10% using the market approach, and by more than 10% using the income approach (using the most stressed scenarios). As such, no goodwill impairment existed and the second step of the goodwill impairment test was not required.

Index

During the first quarter of 2012, Holding’s Unit price improved, increasing 19.3% from $13.08 as of December 31, 2011 to $15.61 as of March 31, 2012. AllianceBernstein’s carrying value, or book value, as of March 31, 2012 was $14.75 per unit. There were no facts and circumstances occurring during the first quarter of 2012 suggesting possible impairment.

As a result of increased economic uncertainty and current market dynamics, determining whether an impairment of the goodwill asset exists is increasingly difficult and requires management to exercise significant judgment. In addition, to the extent that securities valuations are depressed for prolonged periods of time and market conditions stagnate or worsen as a result of global debt fears and the threat of another financial crisis, or if we continue to experience significant net redemptions, our assets under management, revenues, profitability and unit price may continue to be adversely affected. Although the price of a Holding Unit is just one factor in the calculation of fair value, if current Holding Unit price levels decline further, reaching the conclusion that fair value exceeds carrying value will, over time, become more difficult. In addition, control premiums, industry earnings multiples and discount rates are impacted by economic conditions. As a result, subsequent impairment tests may be more frequent and be based upon more negative assumptions and future cash flow projections, which may result in an impairment of this asset. Any impairment could reduce materially the recorded amount of goodwill with a corresponding charge to our earnings.

Retirement Plan

We maintain a qualified, noncontributory, defined benefit retirement plan covering current and former employees who were employed by the Company in the United States prior to October 2, 2000. Service and compensation after December 31, 2008 are not taken into account in determining participants’ retirement benefits. The amounts recognized in the consolidated financial statements related to the retirement plan are determined from actuarial valuations. Inherent in these valuations are assumptions including expected return on plan assets, discount rates at which liabilities could be settled, rates of annual salary increases and mortality rates. The assumptions are reviewed annually and may be updated to reflect the current environment. Key assumptions are described in Note 15 to AllianceBernstein’s consolidated financial statements in our Form 10-K for the year ended December 31, 2011. In accordance with U.S. generally accepted accounting principles, actual results that differ from those assumed are accumulated and amortized over future periods and, therefore, affect expense recognized and liabilities recorded in future periods.

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

CAUTIONS REGARDING FORWARD-LOOKING STATEMENTS

Certain statements provided by management in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. The most significant of these factors include, but are not limited to, the following: the performance of financial markets, the investment performance of sponsored investment products and separately-managed accounts, general economic conditions, industry trends, future acquisitions, competitive conditions and government regulations, including changes in tax regulations and rates and the manner in which the earnings of publicly-traded partnerships are taxed. We caution readers to carefully consider such factors. Further, such forward-looking statements speak only as of the date on which such statements are made; we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. For further information regarding these forward-looking statements and the factors that could cause actual results to differ, see “Risk Factors” in Part I, Item 1A of our Form 10-K for the year ended December 31, 2011 and Part II, Item 1A in this Form 10-Q. Any or all of the forward-looking statements that we make in Form 10-K, this Form 10-Q, other documents we file with or furnish to the SEC, and any other public statements we issue, may turn out to be wrong. It is important to remember that other factors besides those listed in “Risk Factors” and those listed below could also adversely affect our financial condition, results of operations and business prospects.

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

•
The possible impairment of goodwill in the future: As a result of increased economic uncertainty and current market dynamics, determining whether an impairment of the goodwill asset exists is increasingly difficult and requires management to exercise significant judgment. In addition, to the extent that securities valuations are depressed for prolonged periods of time and market conditions stagnate or worsen as a result of global debt fears and the threat of another financial crisis, or if we continue to experience significant net redemptions, our AUM, revenues, profitability and unit price may continue to be adversely affected. Although the price of a Holding Unit is just one factor in the calculation of fair value, if current Holding Unit price levels decline further, reaching the conclusion that fair value exceeds carrying value will, over time, become more difficult. As a result, subsequent impairment tests may be more frequent and based upon more negative assumptions and future cash flow projections, which may result in an impairment of this asset. Any impairment could reduce materially the recorded amount of goodwill with a corresponding charge to our earnings.

•
The outcome of litigation: Litigation is inherently unpredictable, and excessive damage awards do occur. Though we have stated that we do not expect certain legal proceedings to have a material adverse effect on our results of operations or financial condition, any settlement or judgment with respect to a legal proceeding could be significant, and could have such an effect.

•
Our anticipation that the proposed 12b-1 fee-related rule changes will not have a material effect on us: We cannot predict the impact of this rule change, which is dependent upon the final rules adopted by the SEC, any phase-in or grandfathering period, and any other changes made with respect to share class distribution arrangements.

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

•
Our belief that more favorable operating conditions, such as those we have experienced this far in 2012, better enable us to execute on our long-term growth initiatives: Changes and volatility in political, economic, capital market or industry conditions can result in changes in demand for our products and services or impact the value of our AUM, all of which may adversely affect our results of operations. The actual performance of the capital markets and other factors beyond our control will affect our investment success for clients and asset flows. Furthermore, improved flows depend on a number of factors, including our ability to deliver consistent, competitive investment performance, which cannot be assured, conditions of financial markets, consultant recommendations, and changes in our clients’ investment preferences, risk tolerances and liquidity needs.

OTHER INFORMATION

With respect to the unaudited condensed consolidated interim financial information of AllianceBernstein for the three months ended March 31, 2012, included in this quarterly report on Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information.  However, their separate report dated May 2, 2012 appearing herein states that they did not audit and they do not express an opinion on the unaudited condensed consolidated interim financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended (“Securities Act”) for their report on the unaudited condensed consolidated interim financial information because that report is not a “report” or a “part” of registration statements prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Securities Act.

Index

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to AllianceBernstein’s market risk for the quarterly period ended March 31, 2012.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the first quarter of 2012 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index

Part II

OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 8 to the condensed consolidated financial statements contained in Part I, Item 1.

Item 1A.	Risk Factors

In addition to the information set forth in this report, please consider carefully “Risk Factors” in Part I, Item 1A of our Form 10-K for the year ended December 31, 2011.  Such factors could materially affect our revenues, financial condition, results of operations and business prospects. See also our “Cautions Regarding Forward-Looking Statements” in Part I, Item 2.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no AllianceBernstein Units sold by AllianceBernstein in the period covered by this report that were not registered under the Securities Act.

The following table provides information relating to any AllianceBernstein Units bought by us or one of our affiliates in the quarter covered by this report:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of AllianceBernstein Units Purchased	(b) Average Price Paid Per AllianceBernstein Unit, net of Commissions	(c) Total Number of AllianceBernstein Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of AllianceBernstein Units that May Yet Be Purchased Under the Plans or Programs
1/1/12 - 1/31/12	—	$—	—	—
2/1/12 - 2/29/12	—	—	—	—
3/1/12 - 3/31/12(1)	15,350	14.37	—	—
Total	15,350	$14.37	—	—

(1) During March 2012, we purchased 15,350 AllianceBernstein Units in private transactions.

Index

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Index

Item 6.	Exhibits

15.1	Letter from PricewaterhouseCoopers LLP, our independent registered public accounting firm, regarding unaudited interim financial information.

31.1	Certification of Mr. Kraus furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Mr. Farrell furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Date: May 2, 2012	ALLIANCEBERNSTEIN L.P.

	By:	/s/ Edward J. Farrell
Edward J. Farrell
Chief Accounting Officer, Controller and
Interim Chief Financial Officer