Form 10-Q
period 2012-06-30
ALLIANCEBERNSTEIN L.P.
filed 2012-08-02
CIK 1109448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of units of limited partnership interest outstanding as of June 30, 2012 was 277,612,557.

ALLIANCEBERNSTEIN L.P.

Index

Part I

FINANCIAL INFORMATION
Item 1.	Financial Statements

ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition
(in thousands, except unit amounts)

	June 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Cash and cash equivalents	$482,422	$638,681
Cash and securities segregated, at fair value (cost: $1,154,668 and $1,279,779)	1,154,720	1,279,855
Receivables, net:
Brokers and dealers	336,298	291,276
Brokerage clients	868,225	782,697
Fees	241,217	265,248
Investments:
Deferred compensation-related	150,189	176,370
Other	618,767	618,924
Furniture, equipment and leasehold improvements, net	249,024	273,104
Goodwill	2,954,327	2,954,327
Intangible assets, net	179,648	190,000
Deferred sales commissions, net	95,584	59,999
Other assets	197,384	177,908
Total assets	$7,527,805	$7,708,389

LIABILITIES AND CAPITAL
Liabilities:
Payables:
Brokers and dealers	$298,553	$279,655
Securities sold not yet purchased	26,189	39,307
Brokerage clients	1,819,100	1,895,972
AllianceBernstein mutual funds	119,805	122,151
Accounts payable and accrued expenses	382,457	362,570
Accrued compensation and benefits	507,005	534,344
Debt	275,930	444,903
Total liabilities	3,429,039	3,678,902
Commitments and contingencies (See Note 8)

Capital:
General Partner	42,911	42,632
Limited partners: 277,612,557 and 277,847,588 units issued and outstanding	4,332,830	4,306,760
Capital contributions receivable from General Partner	(10,831)	(12,135)
Holding Units held for deferred compensation plans	(278,500)	(323,382)
Accumulated other comprehensive income (loss)	(39,143)	(38,413)
Partners’ capital attributable to AllianceBernstein Unitholders	4,047,267	3,975,462
Non-controlling interests in consolidated entities	51,499	54,025
Total capital	4,098,766	4,029,487
Total liabilities and capital	$7,527,805	$7,708,389

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Income
 (in thousands, except per unit amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Revenues:
Investment advisory and services fees	$425,843	$508,323	$853,403	$1,023,315
Bernstein research services	103,008	107,609	209,351	227,233
Distribution revenues	95,157	92,272	184,117	181,099
Dividend and interest income	4,981	4,926	9,387	10,018
Investment gains (losses)	(10,852)	(13,596)	20,106	(12,620)
Other revenues	24,844	29,108	49,129	55,963
Total revenues	642,981	728,642	1,325,493	1,485,008
Less: Interest expense	818	648	1,521	1,624
Net revenues	642,163	727,994	1,323,972	1,483,384

Expenses:
Employee compensation and benefits	272,821	326,413	575,364	665,569
Promotion and servicing:
Distribution-related payments	86,120	78,557	165,989	153,313
Amortization of deferred sales commissions	10,171	9,871	18,438	20,197
Other	51,775	59,773	101,509	113,460
General and administrative:
General and administrative	129,310	131,821	254,220	264,712
Real estate charges	6,787	18	16,056	36
Interest on borrowings	892	619	1,725	1,305
Amortization of intangible assets	5,540	5,296	10,679	10,731
Total expenses	563,416	612,368	1,143,980	1,229,323

Operating income	78,747	115,626	179,992	254,061

Income taxes	5,838	8,243	12,541	18,252

Net income	72,909	107,383	167,451	235,809

Net (loss) income of consolidated entities attributable to non-controlling interests	(1,276)	(6,756)	5,988	(14,802)

Net income attributable to AllianceBernstein Unitholders	$74,185	$114,139	$161,463	$250,611

Net income per AllianceBernstein Unit:
Basic	$0.26	$0.41	$0.58	$0.89
Diluted	$0.26	$0.41	$0.58	$0.89

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net income	$72,909	$107,383	$167,451	$235,809
Other comprehensive income (loss), before taxes:
Foreign currency translation adjustments	(3,886)	7,047	(2,011)	13,304
Unrealized gains on investments:
Unrealized gains arising during period	65	195	770	588
Less: reclassification adjustment for gains (losses) included in net income	18	1	18	(128)
Change in unrealized gains on investments	47	194	752	716
Changes in employee benefit related items:
Amortization of transition asset	(36)	(36)	(72)	(72)
Amortization of prior service cost	27	26	54	53
Recognized actuarial loss	227	116	154	84
Other comprehensive income (loss), before taxes	(3,621)	7,347	(1,123)	14,085
Income tax benefit (expense)	767	(425)	331	(689)
Other comprehensive income (loss), after taxes	(2,854)	6,922	(792)	13,396
Less: Comprehensive income (loss) in consolidated entities attributable to non-controlling interests	(1,389)	(6,760)	5,927	(15,089)
Comprehensive income attributable to AllianceBernstein Unitholders	$71,444	$121,065	$160,732	$264,294

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2012	2011

Cash flows from operating activities:
Net income	$167,451	$235,809
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred sales commissions	18,438	20,197
Amortization of non-cash deferred compensation	7,782	83,917
Depreciation and other amortization	41,209	41,762
Unrealized (gains) on deferred compensation-related investments	(8,819)	(12,340)
Unrealized (gains) losses on consolidated venture capital fund	(1,029)	15,538
Unrealized (gains) losses on other investments	(18,713)	2,807
Real estate asset write-off charge	1,675	—
Other, net	2,215	1,619
Changes in assets and liabilities:
Decrease in segregated cash and securities	125,135	94,630
(Increase) decrease in receivables	(93,109)	78,665
Decrease (increase) in investments	55,373	(172,864)
(Increase) in deferred sales commissions	(54,023)	(12,405)
(Increase) in other assets	(19,918)	(24,478)
(Decrease) in payables	(90,281)	(386,548)
Increase (decrease) in accounts payable and accrued expenses	4,649	(2,083)
Increase in accrued compensation and benefits	102,500	78,146
Net cash provided by operating activities	240,535	42,372

Cash flows from investing activities:
Purchases of investments	(96)	(17)
Proceeds from sales of investments	118	2,481
Additions to furniture, equipment and leasehold improvements, net	(7,918)	(11,598)
Purchases of businesses, net of cash acquired	—	(26,884)
Net cash used in investing activities	(7,896)	(36,018)

Cash flows from financing activities:
(Repayment) issuance of commercial paper, net	(169,719)	89,699
Proceeds from bank loans	—	15,000
Increase (decrease) in overdrafts payable	16,750	(13,652)
Distributions to General Partner and unitholders	(134,095)	(270,752)
Distributions to non-controlling interests in consolidated entities	(8,453)	(2,925)
Capital contributions from General Partner	1,684	1,797
Additional investments by Holding from distributions paid to AllianceBernstein consolidated rabbi trust	3,457	1,755
Additional investments by Holding with proceeds from exercise of compensatory options to buy Holding Units	—	1,476
Purchases of Holding Units to fund deferred compensation plan awards, net	(95,143)	(100,828)
Purchases of AllianceBernstein Units	(3,000)	(4,297)
Debt issuance costs	(1,750)	(69)
Other	(21)	(35)
Net cash used in financing activities	(390,290)	(282,831)

Effect of exchange rate changes on cash and cash equivalents	1,392	9,581

Net (decrease) in cash and cash equivalents	(156,259)	(266,896)
Cash and cash equivalents as of beginning of the period	638,681	650,191
Cash and cash equivalents as of end of the period	$482,422	$383,295

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2012
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

Our high-quality, in-depth research is the foundation of our business. Our research disciplines include fundamental research, quantitative research, economic research and currency forecasting. In addition, we have created several specialized research initiatives, including research examining global strategic developments that can affect multiple industries and geographies.

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

We provide these services using various investment disciplines, including market capitalization (e.g., large-, mid- and small-cap equities), term (e.g., long-, intermediate- and short-duration debt securities), and geography (e.g., U.S., international, global and emerging markets), as well as local and regional disciplines in major markets around the world.

As of June 30, 2012, AXA, a société anonyme organized under the laws of France and the holding company for an international group of insurance and related financial services companies, through certain of its subsidiaries (“AXA and its subsidiaries”) owned approximately 1.4% of the issued and outstanding units representing assignments of beneficial ownership of limited partnership interests in AllianceBernstein Holding L.P. (“Holding Units”).

Index

As of June 30, 2012, the ownership structure of AllianceBernstein, expressed as a percentage of general and limited partnership interests, was as follows:

AXA and its subsidiaries	61.0%
Holding	37.5
Unaffiliated holders	1.5
100.0%

AllianceBernstein Corporation (an indirect wholly-owned subsidiary of AXA, “General Partner”) is the general partner of both AllianceBernstein Holding L.P. (“Holding”) and AllianceBernstein. AllianceBernstein Corporation owns 100,000 general partnership units in Holding and a 1% general partnership interest in AllianceBernstein. Including both the general partnership and limited partnership interests in Holding and AllianceBernstein, AXA and its subsidiaries had an approximate 63.5% economic interest in AllianceBernstein as of June 30, 2012.

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

Reclassification and Revision

We reclassified prior period Private Client commissions representing payments to third parties, from employee compensation and benefits expense in the condensed consolidated statements of income to other promotion and servicing expense to conform to the current year’s presentation. In addition, unrealized gains (losses) on other investments, previously included in other adjustments to reconcile net income to net cash provided by operating activities in the condensed consolidated statements of cash flows, is currently shown separately.

Index

During the second quarter of 2012, we revised prior period amounts recorded for Holding’s cash distributions to us on unallocated Holding Units held in our consolidated rabbi trust from due to Holding to additional investments by Holding in AllianceBernstein in partners’ capital in the condensed consolidated statements of financial condition. In addition, changes in due to Holding included in cash flows from operating activities in prior periods are now presented as additional investments by Holding in AllianceBernstein included in cash flows from financing activities. As of March 31, 2012, the cumulative impact of the revision on partners' capital in the condensed consolidated statement of financial condition was $8.8 million and the impact of the revision for the full year 2011 in the consolidated statement of cash flows was $5.7 million.  Management concluded that the revision did not, individually or in the aggregate, result in a material misstatement of AllianceBernstein's consolidated financial statements for any prior period.

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

As of June 30, 2012, we are the investment manager for five CDOs that meet the definition of a VIE due primarily to the lack of unilateral decision-making authority of the equity holders. The CDOs are alternative investment vehicles created for the sole purpose of issuing collateralized debt instruments that offer investors the opportunity for returns that vary with the risk level of their investment. Our management fee structure for these CDOs will typically include a senior management fee, and may also include subordinated and incentive management fees. We hold no equity interest in any of these CDOs. For each of the CDOs, we evaluated the management fee structure, the current and expected economic performance of the entities and other provisions included in the governing documents of the CDOs that might restrict or guarantee an expected loss or residual return. In accordance with ASC 810, we concluded that our investment management contract does not represent a variable interest in four of the five CDOs. As such, we are not required to consolidate these entities.

For the remaining CDO, we concluded our collateral management agreement represented a variable interest primarily due to the level of subordinated fees. We evaluated whether we possessed both of the following characteristics of a controlling financial interest: (1) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance, and (2) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. We determined that we possessed the decision-making power noted in criteria (1).

In evaluating criteria (2) we considered all facts regarding the design, terms and characteristics of the CDO and concluded that we do not meet the criteria. Our conclusion was based on the following quantitative and qualitative factors: (a) we have no involvement with the CDO beyond providing investment management services, (b) we hold no equity or debt interests in the CDO, (c) we are not a transferor of any of the assets of the CDO, (d) our expected aggregate fees in future periods are insignificant relative to the expected cash flows of the CDO, (e) the variability of our expected fees in relation to the expected cash flows of the CDO is insignificant, (f) our maximum exposure to loss for the CDO is our investment management fee, which is based upon the fair value of the CDO’s assets, (g) the CDO has no recourse against us for any losses sustained in the CDO structure, (h) we have not provided, nor expect to provide, any financial or other support to the CDO, and (i) there are no liquidity arrangements, guarantees and/or other commitments by third parties that would impact our variable interest in the CDO. As such, we do not have a controlling financial interest in the CDO and we should not consolidate the CDO into our consolidated financial statements. The cash, collateral investments (at fair value) and notes payable (at amortized cost) as of June 30, 2012 of this CDO are $6.4 million, $316.3 million and $317.1 million, respectively.

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

As of June 30, 2012, we have significant variable interests in certain structured products and hedge funds with approximately $23.6 million in AUM. However, these variable interest entities do not require consolidation because management has determined that we are not the primary beneficiary of the expected losses or expected residual returns of these entities. Our maximum exposure to loss is limited to our investment of $0.1 million in these entities.

Index

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

Investments

Investments include United States Treasury Bills, unconsolidated mutual funds and limited partnership hedge funds we sponsor and manage, various separately-managed portfolios comprised of equity and fixed income securities, exchange-traded options and investments owned by a consolidated venture capital fund in which we own a controlling interest as the general partner and a 10% limited partnership interest.

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

The investments owned by our consolidated venture capital fund are generally illiquid and are initially valued at cost. These investments are adjusted to fair value to reflect the occurrence of “significant developments” (i.e., capital transactions or business, economic or market events). Adjustments to fair value are reported in investment gains and losses on the condensed consolidated statements of income. There are two private equity investments that we own directly outside of our consolidated venture capital fund. One of the investments is accounted for using the cost method; the other is accounted for at fair value.

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

As of June 30, 2012, goodwill of $3.0 billion on the condensed consolidated statement of financial condition included $2.8 billion as a result of the Bernstein Transaction and $154 million in regard to various smaller acquisitions. We have determined that AllianceBernstein has only one reporting segment and reporting unit.

We test our goodwill annually, as of September 30, for impairment. As of September 30, 2011, the impairment test indicated that goodwill was not impaired. The carrying value of goodwill is also reviewed if facts and circumstances occur that suggest possible impairment, such as significant declines in assets under management, revenues, earnings or the price of a Holding Unit. During the second quarter of 2012, the Holding Unit price was below our June 30, 2012 book value per unit for most of the quarter and as of the end of the quarter. As a result, we re-performed step one of the goodwill impairment test as of June 30, 2012.

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

Index

During the second quarter of 2012, AllianceBernstein estimated its fair value under both the market approach and income approach. The types of assumptions and methodologies used under both approaches are consistent with those used in impairment tests performed in prior years. Under the market approach, the fair value of the reporting unit was based on its unadjusted market valuation (AllianceBernstein Units outstanding multiplied by the price of a Holding Unit) and adjusted market valuations assuming a control premium and earnings multiples. The price of a publicly-traded AllianceBernstein Holding Unit serves as a reasonable starting point for valuing an AllianceBernstein Unit because each represents the same fractional interest in our underlying business. On an unadjusted basis, AllianceBernstein’s fair value per unit as of June 30, 2012 was $12.69 (the price of a Holding Unit as of that date) as compared to its carrying value, or book value, of $14.62 per unit. Also under the market approach, we assumed a control premium of 20% for the reporting unit, which was determined based on an analysis of control premiums for relevant recent acquisitions, as well as comparable industry earnings multiples applied to our current earnings forecast. A control premium of 15% was sufficient for fair value to exceed carrying value. Under the income approach, the fair value of the reporting unit was based on the present value of estimated future cash flows. Determining estimated fair value using a discounted cash flow valuation technique consists of applying business growth rate assumptions over the estimated life of the goodwill asset and then discounting the resulting expected cash flows using an estimated weighted average cost of capital of market participants to arrive at a present value amount that approximates fair value. In our tests, our discounted expected cash flow model used management’s current five-year business plan, which factored in current market conditions and all material events that had impacted, or that we believed at the time could potentially impact, future expected cash flows and a declining annual growth rate thereafter for three years before using a terminal value growth rate. We ran multiple discounted cash flow analyses under several scenarios. We used a weighted average cost of equity ranging from 7% to 10% as the discount rate. We used a cost of equity rate, as opposed to a cost of capital, due to using net income in our expected cash flow model (as a result of generally distributing 100% of our earnings). The cost of debt is already factored into the net income projections. We used terminal value growth rates ranging from 2% to 4%, and we used our business plan growth rates as a base case and at stressed levels approximately 50% lower, as a result of current economic uncertainty and market dynamics.

Management considered the results of the market approach and income approach analysis performed along with a number of other factors (including current market conditions) and determined that AllianceBernstein’s fair value exceeded its carrying value as of June 30, 2012 by approximately 4% using the market approach, and by more than 10% using the income approach (using the most stressed scenarios). As such, no goodwill impairment existed and the second step of the goodwill impairment test was not required.

As a result of increased economic uncertainty and current market dynamics, determining whether an impairment of the goodwill asset exists is increasingly difficult and requires management to exercise significant judgment. In addition, to the extent that securities valuations are depressed for prolonged periods of time and market conditions stagnate or worsen as a result of global economic and debt fears and the threat of another financial crisis, or if we continue to experience significant net redemptions, our AUM, revenues, profitability and unit price may continue to be adversely affected. Although the price of a Holding Unit is just one factor in the calculation of fair value, if current Holding Unit price levels decline further, reaching the conclusion that fair value exceeds carrying value will, over time, become more difficult. In addition, control premiums, industry earnings multiples and discount rates are impacted by economic conditions. As a result, subsequent impairment tests may be more frequent and be based upon more negative assumptions and future cash flow projections, which may result in an impairment of this asset. Any impairment could reduce materially the recorded amount of goodwill with a corresponding charge to our earnings.

Intangible Assets, Net

Intangible assets consist primarily of costs assigned to acquired investment management contracts of SCB Inc. based on their estimated fair value at the time of acquisition, less accumulated amortization. As of June 30, 2012, intangible assets, net of accumulated amortization, of $179.6 million on the condensed consolidated statement of financial condition was composed of $177.1 million of definite-lived intangible assets subject to amortization, of which $170.8 million relates to the Bernstein Transaction, and $2.5 million of indefinite-lived intangible assets not subject to amortization in regard to a smaller acquisition. Intangible assets are recognized at fair value and are generally amortized on a straight-line basis over their estimated useful life of approximately 20 years. The gross carrying amount of intangible assets totaled $425.0 million as of June 30, 2012 and $424.7 million as of December 31, 2011, and accumulated amortization was $245.4 million as of June 30, 2012 and $234.7 million as of December 31, 2011, resulting in the net carrying amount of intangible assets of $179.6 million as of June 30, 2012 and $190.0 million as of December 31, 2011. Amortization expense was $5.5 million and $5.3 million for the three months ended June 30, 2012 and 2011, respectively, and $10.7 million for the six months ended June 30, 2012 and 2011. Estimated annual amortization expense for each of the next five years is approximately $22 million.

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

Index

Distribution revenues, shareholder servicing fees (included in other revenues), and dividend and interest income are accrued as earned.

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

•	We made investments in our services that were notionally elected by participants and maintained them in a consolidated rabbi trust or separate custodial account.

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

•
Prior to a fourth quarter 2011 amendment made to all outstanding deferred incentive compensation awards of active employees (discussed below), compensation expense for awards under the plans, including changes in participant account balances resulting from gains and losses on related investments (other than in Holding Units and options to buy Holding Units), was recognized on a straight-line basis over the applicable vesting periods. Mark-to-market gains or losses on investments made to fund deferred compensation obligations (other than in Holding Units and options to buy Holding Units) were, and continue to be, recognized as investment gains (losses) in the condensed consolidated statements of income. In addition, our equity in the earnings of investments in limited partnership hedge funds made to fund deferred compensation obligations was, and continues to be, recognized as investment gains (losses) in the condensed consolidated statements of income.

Awards in 2010 and 2009 consisted solely of restricted Holding Units and deferred cash. (In 2010, deferred cash was an option available only to certain non-U.S. employees.)

•	We engaged in open-market purchases of Holding Units, or purchased newly-issued Holding Units from Holding, that were awarded to participants and held them in a consolidated rabbi trust.

•	Upon vesting, awards are distributed to participants unless the participant has made a voluntary long-term election to defer receipt.

•	Quarterly cash distributions on vested and unvested Holding Units are paid currently to participants, regardless of whether or not a long-term deferral election has been made.

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

•	We engaged in open-market purchases of Holding Units, or purchased newly-issued Holding Units from Holding, that were awarded to participants and held them in a consolidated rabbi trust.

•	Quarterly distributions on vested and unvested Holding Units are paid currently to participants, regardless of whether or not a long-term deferral election has been made.

•	Interest on deferred cash is accrued monthly based on our monthly weighted average cost of funds.

Index

During the fourth quarter of 2011, we implemented changes to our employee long-term incentive compensation award program designed to better align the costs of employee compensation and benefits with our current year financial performance, and provide employees with a higher degree of certainty that they will receive the incentive compensation they are awarded. Specifically, we amended all outstanding year-end deferred incentive compensation awards of active employees, so that employees who terminate their employment or are terminated without cause may retain their award, subject to compliance with certain agreements and restrictive covenants set forth in the applicable award agreement, including restrictions on competition and employee and client solicitation, and a claw-back for failing to follow existing risk management policies. Most equity replacement, sign-on or similar deferred compensation awards included in separate employment agreements or arrangements were not amended.

We recognize compensation expense related to equity compensation grants in the financial statements using the fair value method. Fair value of restricted Holding Unit awards is the closing price of a Holding Unit on the grant date; fair value of options is determined using the Black-Scholes option valuation model. Under the fair value method, compensatory expense is measured at the grant date based on the estimated fair value of the award and is recognized over the required service period. Prior to the amendment made to the employee long-term incentive compensation award program in the fourth quarter of 2011, an employee’s service requirement was typically the same as the delivery dates. This amendment eliminated employee service requirements, but did not modify delivery dates contained in the original award agreements.

As a result of this change, we recorded a one-time, non-cash charge of $587.1 million in the fourth quarter of 2011 for all unrecognized deferred incentive compensation on the amended outstanding awards from prior years. In addition, upon approval and communication of the dollar value of the 2011 awards in December 2011, we recorded 100% of the expense associated with our 2011 deferred incentive compensation awards of $159.9 million. In January 2012, 8.7 million restricted Holding Units were issued from the consolidated rabbi trust and we reclassified $130.3 million of the liability to partners’ capital as equity-based awards.

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

Grants of restricted Holding Units and options to buy Holding Units are typically awarded to eligible members of the Board of Directors (“Eligible Directors”) of the General Partner during the second quarter. Restricted Holding Units vest on the third anniversary of the grant date and the options become exercisable ratably over three years. These restricted Holding Units and options are not forfeitable (except if the Eligible Director is terminated for “Cause”, as that term is defined in the applicable award agreement). Due to there being no service requirement, we fully expensed these awards on each grant date.

We fund our restricted Holding Unit awards either by purchasing Holding Units on the open market or purchasing newly-issued Holding Units from Holding, all of which are held in a consolidated rabbi trust until they are distributed to employees upon vesting. In accordance with the AllianceBernstein Partnership Agreement, when Holding issues Holding Units to AllianceBernstein, Holding is required to use the proceeds it receives from AllianceBernstein to purchase the equivalent number of newly-issued AllianceBernstein Units, thus increasing its percentage ownership interest in AllianceBernstein. Holding Units held in the consolidated rabbi trust are corporate assets in the name of the trust and are available to the general creditors of AllianceBernstein.

During the second quarter and the first six months of 2012, we purchased 2.1 million and 6.6 million Holding Units for $28.2 million and $95.1 million, respectively. These amounts reflect open-market purchases of 2.1 million and 6.3 million Holding Units for $27.5 million and $90.6 million, respectively, with the remainder primarily relating to purchases of Holding Units from employees to allow them to fulfill statutory tax withholding requirements at the time of distribution of long-term incentive compensation awards, offset by Holding Units purchased by employees as part of a distribution reinvestment election.

During each of the first and second quarters of 2012, we adopted a plan to repurchase Holding Units pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (“Exchange Act”). A Rule 10b5-1 plan allows a company to repurchase its shares at times when it otherwise might be prevented from doing so because of self-imposed trading blackout periods and because it possesses material non-public information. The broker we selected has the authority under the terms and limitations specified in the plan to repurchase Holding Units on our behalf in accordance with the terms of the plan. Repurchases are subject to SEC regulations as well as certain price, market volume and timing constraints specified in the plan. The plan adopted during the second quarter of 2012 does not specify an aggregate limitation and expires at the close of business on August 2, 2012. We intend to adopt additional Rule 10b5-1 plans so that we can continue to engage in open-market purchases of Holding Units to help fund anticipated obligations under our incentive compensation award program and for other corporate purposes.

Index

We granted to employees and Eligible Directors 2.8 million restricted Holding awards during the second quarter of 2012 (2.7 million of which were awarded to Peter Kraus, our Chief Executive Officer, in connection with his extended employment agreement) and 11.9 million restricted Holding Unit awards (including 8.7 million restricted Holding Units granted in January 2012 for 2011 year-end awards) during the first six months of 2012. To fund these awards, we allocated previously repurchased Holding Units that had been held in the consolidated rabbi trust. The 2011 incentive compensation awards allowed most employees to allocate their awards between restricted Holding Units and deferred cash. As a result, 8.7 million restricted Holding Unit awards for the December 2011 awards were issued from the consolidated rabbi trust in January 2012. There were approximately 8.7 million unallocated Holding Units remaining in the consolidated rabbi trust as of June 30, 2012.

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

On August 2, 2012, the General Partner declared a distribution of $72.9 million, or $0.26 per AllianceBernstein Unit, representing a distribution of Available Cash Flow for the three months ended June 30, 2012. The General Partner, as a result of its 1% general partnership interest, is entitled to receive 1% of each distribution. The distribution is payable on August 30, 2012 to holders of record on August 13, 2012.

Real Estate Charges

During 2010, we performed a comprehensive review of our real estate requirements in New York in connection with our workforce reductions commencing in 2008. As a result, during 2010 we decided to sub-lease over 380,000 square feet in New York (approximately 75% of this space has been sublet) and largely consolidate our New York-based employees into two office locations from three. We recorded pre-tax real estate charges of $101.7 million in 2010 that reflected the net present value of the difference between the amount of our on-going contractual operating lease obligations for this space and our estimate of current market rental rates ($76.2 million), as well as the write-off of leasehold improvements, furniture and equipment related to this space ($25.5 million). We periodically review our assumptions and estimates used in recording these charges. During 2011, we reduced our real estate liability by $3.5 million as a result of changes in our estimates. During the first quarter of 2012, we recorded pre-tax real estate charges totaling $9.3 million, reflecting $8.8 million resulting from the abandonment of our leased New York City Data Center office space and $0.5 million resulting from a change in estimates relating to our 2010 real estate charge for New York City office space yet to be subleased. The New York City Data Center charge consisted of the net present value of the difference between the amount of on-going contractual operating lease obligations for this space and our estimate of current market rental rates ($7.1 million) and the write-off of leasehold improvements, furniture and equipment related to this space ($1.7 million). During the second quarter of 2012, we recorded pre-tax real estate charges totaling $6.8 million resulting from a change in estimates relating to our 2010 real estate charge for New York City office space yet to be subleased. The following table summarizes the activity in the liability account relating to our New York consolidation for the following periods:

Index

	Six months ended June 30, 2012	Twelve months ended December 31, 2011
	(in thousands)

Balance as of beginning of period	$71,164	$89,793
Expense incurred (credit)	14,380	(3,506)
Deferred rent	4,433	2,288
Payments made	(12,518)	(18,696)
Interest accretion	508	1,285
Balance as of end of period	$77,967	$71,164

3.	Cash and Securities Segregated Under Federal Regulations and Other Requirements

As of June 30, 2012 and December 31, 2011, $1.1 billion and $1.2 billion, respectively, of United States Treasury Bills were segregated in a special reserve bank custody account for the exclusive benefit of brokerage customers of SCB LLC under Rule 15c3-3 of the Exchange Act.

AllianceBernstein Investments, Inc. (“AllianceBernstein Investments”), an indirect wholly-owned subsidiary of AllianceBernstein and the distributor of company-sponsored mutual funds, maintains several special bank accounts for the exclusive benefit of customers. As of June 30, 2012 and December 31, 2011, $45.2 million and $39.9 million, respectively, of cash were segregated in these bank accounts.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands, except per unit amounts)

Net income attributable to AllianceBernstein Unitholders	$74,185	$114,139	$161,463	$250,611

Weighted average units outstanding - basic	277,820	278,005	277,833	278,047
Dilutive effect of compensatory options to buy Holding Units	—	556	—	682
Weighted average units outstanding – diluted	277,820	278,561	277,833	278,729

Basic net income per AllianceBernstein Unit	$0.26	$0.41	$0.58	$0.89
Diluted net income per AllianceBernstein Unit	$0.26	$0.41	$0.58	$0.89

For the three months and six months ended June 30, 2012, we excluded 9,036,845 options from the diluted net income per unit computation due to their anti-dilutive effect. For the three months and six months ended June 30, 2011, we excluded 4,408,829 options from the diluted net income per unit computation due to their anti-dilutive effect.

Index

5.	Investments

Investments consist of:
	June 30, 2012	December 31, 2011
	(in thousands)

Available-for-sale (primarily seed capital)	$14,199	$13,883
Trading:
Deferred compensation-related	119,072	135,832
United States Treasury Bills	42,994	37,998
Seed capital	318,209	278,932
Equities and exchange-traded options	35,779	58,237
Investments in limited partnership hedge funds:
Deferred compensation-related	31,117	40,538
Seed capital	114,178	123,920
Consolidated private equity fund (10% seed capital)	55,819	58,749
Private equity (seed capital)	29,252	35,726
Other	8,337	11,479
Total investments	$768,956	$795,294

Total investments related to deferred compensation obligations of $150.2 million and $176.4 million as of June 30, 2012 and December 31, 2011, respectively, consist of company-sponsored mutual funds and hedge funds. We typically made investments in our services that were notionally elected by deferred compensation plan participants and maintain them in a consolidated rabbi trust or separate custodial account. The rabbi trust and custodial account enable us to hold such investments separate from our other assets for the purpose of settling our obligations to participants. The investments held in the rabbi trust and custodial account remain available to the general creditors of AllianceBernstein.

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

The following tables present the notional value and fair value as of June 30, 2012 and December 31, 2011 for derivative instruments not designated as hedging instruments:

		Fair Value
	Notional Value	Asset Derivatives	Liability Derivatives
	(in thousands)
June 30, 2012:
Exchange-traded futures	$103,157	$10	$3,787
Currency forwards	297,384	367	940
Interest rate swaps	108,455	187	1,243
Credit default swaps	127,445	4,543	1,526
Option swaps	216	202	137
Total return swaps	38,654	44	520
Total derivatives	$675,311	$5,353	$8,153

		Fair Value
	Notional Value	Asset Derivatives	Liability Derivatives
	(in thousands)
December 31, 2011:
Exchange-traded futures	$111,447	$127	$2,054
Currency forwards	38,330	358	227
Interest rate swaps	47,640	136	3,301
Credit default swaps	84,215	2,962	639
Total return swaps	38,148	38	1,038
Total derivatives	$319,780	$3,621	$7,259

As of June 30, 2012 and December 31, 2011, the derivative assets and liabilities are included in both receivables and payables to brokers and dealers on our condensed consolidated statements of financial condition.

The following table presents the gains and losses recognized in investment gains (losses) in the condensed consolidated statements of income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)

Exchange-traded futures	$8,049	$431	$(8,548)	$(353)
Currency forwards	1,365	(355)	1,184	(203)
Interest rate swaps	(1,460)	(838)	(723)	(710)
Credit default swaps	(752)	(322)	(3,351)	(204)
Options swaps	(89)	—	(89)	—
Total return swaps	(133)	(749)	(2,555)	(1,123)
Balance as of end of period	$6,980	$(1,833)	$(14,082)	$(2,593)

We may be exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments. We take steps to minimize our counterparty exposure through a credit review and approval process. In addition, we executed various collateral arrangements with counterparties to the over-the-counter derivative transactions that require both pledging and accepting collateral in the form of cash. As of June 30, 2012 and December 31, 2011, we held $4.1 million and $4.4 million, respectively, of cash collateral payable to trade counterparties. This obligation to return cash is reported in payables to brokers and dealers in our condensed consolidated statements of financial condition.

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

Index

Certain of our standardized contracts for over-the-counter derivative transactions (“ISDA Master Agreements”) contain credit risk related contingent provisions related to the counterparties’ credit rating. In some ISDA Master Agreements, if the counterparties’ credit rating (or in some agreements, our AUM) falls below a specified threshold, either a default or a termination event permitting the counterparty to terminate the ISDA Master Agreement would be triggered. In all agreements that provide for collateralization, various levels of collateralization of net liability positions are applicable, depending upon the credit rating of the counterparty. As of June 30, 2012 and December 31, 2011, we delivered $7.0 million and $14.7 million, respectively, of cash collateral into brokerage accounts, which is reported in cash and cash equivalents in our condensed consolidated statements of financial condition.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables summarize the valuation of our financial instruments by pricing observability levels as of June 30, 2012 and December 31, 2011:

	June 30, 2012
	Level 1	Level 2	Level 3	Total
	(in thousands)

Money markets	$195,810	$—	$—	$195,810
U.S. Treasury bills	—	1,152,472	—	1,152,472
U.K. Treasury bills	—	121	—	121
Equity securities
Growth	121,967	—	—	121,967
Value	38,323	82	—	38,405
Blend	65,441	—	—	65,441
Other(1)	36,822	39	—	36,861
Fixed Income securities
Taxable(2)	207,364	516	—	207,880
Tax-exempt(3)	10,091	748	—	10,839
Other	—	—	—	—
Derivatives	10	5,343	—	5,353
Long exchange-traded options	5,866	—	—	5,866
Private equity	8,582	8,331	57,908	74,821
Total assets measured at fair value	$690,276	$1,167,652	$57,908	$1,915,836

Securities sold not yet purchased
Short equities – corporate	$17,269	$—	$—	$17,269
Short exchange-traded options	3,390	—	—	3,390
Other	5,530	—	—	5,530
Derivatives	3,787	4,366	—	8,153
Total liabilities measured at fair value	$29,976	$4,366	$—	$34,342

Index

	December 31, 2011
	Level 1	Level 2	Level 3	Total
	(in thousands)

Money markets	$340,548	$—	$—	$340,548
U.S. Treasury bills	—	1,277,944	—	1,277,944
U.K. Treasury bills	—	119	—	119
Equity securities
Growth	107,802	189	—	107,991
Value	60,096	9	—	60,105
Blend	118,208	—	—	118,208
Other(1)	45,583	—	—	45,583
Fixed Income securities
Taxable(2)	110,062	14,488	—	124,550
Tax-exempt(3)	15,366	743	—	16,109
Other	17	—	—	17
Derivatives	127	3,494	—	3,621
Long exchange-traded options	14,322	—	—	14,322
Private equity	11,592	—	64,466	76,058
Total assets measured at fair value	$823,723	$1,296,986	$64,466	$2,185,175

Securities sold not yet purchased
Short equities – corporate	$34,469	$—	$—	$34,469
Short exchange-traded options	3,567	—	—	3,567
Other	1,271	—	—	1,271
Derivatives	2,054	5,205	—	7,259
Total liabilities measured at fair value	$41,361	$5,205	$—	$46,566
________________
(1)	Primarily long positions in corporate equities traded through our options desk.
(2)	Primarily corporate and government securities.
(3)	Primarily municipal bonds.

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

Index

•	Securities sold not yet purchased: Securities sold not yet purchased, primarily reflecting short positions in equities and exchange-traded options, are included in Level 1 of the valuation hierarchy.

The following table summarizes the change in carrying value associated with Level 3 financial instruments carried at fair value:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)

Balance as of beginning of period	$58,235	$60,188	$64,466	$59,414

Transfer (out) in, net	—	—	(13,548)	(3,588)
Purchases	1,988	2,769	3,833	7,416
Sales	(1,823)	—	(1,823)	(213)
Realized gains (losses), net	855	—	855	(2,860)
Unrealized gains (losses), net	(1,347)	(3,433)	4,125	(645)
Balance as of end of period	$57,908	$59,524	$57,908	$59,524

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

Index

The following table provides quantitative information about Level 3 fair value measurements:

	Fair Value as of June 30, 2012	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(in thousands)
Private Equity:

Technology, Media and Telecommunications	$22,400	Market comparable companies	Revenue multiple	3 - 6
			Discount rate	18%
			Discount years	1 - 2

Healthcare and Cleantech	$14,871	Market comparable companies	Revenue multiple	0.6 – 84.1
			R&D multiple	1.3 – 15.2
			Discount for lack of marketability and risk factors	50-60%

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

We have one private equity investment, which is a venture capital fund (fair value of $19.0 million and unfunded commitment of $18.2 million as of June 30, 2012) investing in communications, consumer, digital media, healthcare and information technology markets. In addition, one of the investments included in our consolidated private equity fund (fair value of $1.6 million and unfunded commitment of $0.3 million as of June 30, 2012) is a venture capital fund investing in clean energy, resource and energy efficiency and other sustainable industries. The fair value of each of these investments has been estimated using the capital account balances provided by the partnerships. The interests in these partnerships cannot be redeemed.

Assets Measured at Fair Value on a Nonrecurring Basis

There were no impairments recognized for goodwill, intangible assets or other long-lived assets as of June 30, 2012.

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

Other

During 2009, we entered into a subscription agreement under which we committed to invest up to $40 million in a venture capital fund over a six-year period. In December 2011, we sold 12.5% of our funded interest and commitment to an unaffiliated third party for $2.0 million. As of June 30, 2012, we had funded $16.8 million, net of the sales proceeds, of our revised commitment of $35 million.

Also during 2009, we were selected by the U.S. Treasury Department as one of nine pre-qualified investment managers under the Public-Private Investment Program. As part of the program, each investment manager is required to invest a minimum of $20 million in the Public-Private Investment Fund they manage. As of June 30, 2012, we had funded $18.5 million of this commitment.

During 2010, as general partner of the AllianceBernstein U.S. Real Estate L.P. (the “Real Estate Fund”), we committed to invest $25 million in the Real Estate Fund. As of June 30, 2012, we had funded $7.5 million of this commitment.

During the second quarter of 2012, we entered into an investment agreement under which we committed to invest up to $8 million in an oil and gas fund over a three-year period. As of June 30, 2012, we had not funded any of this commitment. In July 2012, we received a capital call of $4.5 million.

9.	Qualified Employee Benefit Plans

We maintain a qualified profit sharing plan covering U.S. employees and certain foreign employees. Employer contributions are discretionary and generally limited to the maximum amount deductible for federal income tax purposes.

We maintain several defined contribution plans for foreign employees in our subsidiaries in the United Kingdom, Australia, Japan and other locations outside the United States. Employer contributions are generally consistent with regulatory requirements and tax limits. Defined contribution expense for foreign entities was $1.7 million and $1.8 million during the three months ended June 30, 2012 and 2011 and $3.6 million and $3.9 million during the six months ended June 30, 2012 and 2011, respectively.

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

Our policy is to satisfy our funding obligation for each year in an amount not less than the minimum required by the Employee Retirement Income Security Act of 1974, as amended, and not greater than the maximum amount we can deduct for federal income tax purposes. As of August 2, 2012, we have made no contributions in 2012 to the Retirement Plan and currently intend to contribute approximately $5.9 million to the Retirement Plan later this year. Contribution estimates, which are subject to change, are based on regulatory requirements, future market conditions and assumptions used for actuarial computations of the Retirement Plan’s obligations and assets. Management, at the present time, has not determined the amount, if any, of additional future contributions that may be required.

Index

Net expense (benefit) under the Retirement Plan consisted of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)

Interest cost on projected benefit obligations	$1,177	$1,180	$2,354	$2,360
Expected return on plan assets	(1,253)	(1,294)	(2,506)	(2,588)
Recognized actuarial loss	217	108	434	216
Amortization of transition asset	(36)	(36)	(72)	(72)
Net pension expense (benefit)	$105	$(42)	$210	$(84)

10.	Units Outstanding

Changes in units outstanding during the six-month period ended June 30, 2012 were as follows:

Outstanding as of December 31, 2011	277,847,588
Options exercised	—
Units issued	—
Units retired	(235,031)
Units forfeited	—
Outstanding as of June 30, 2012	277,612,557

During the first six months of 2012, we purchased 235,031 AllianceBernstein Units in private transactions and retired them.

11.	Income Taxes

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

At June 30, 2012 and December 31, 2011, AllianceBernstein had $275.9 million and $444.9 million, respectively, in commercial paper outstanding with weighted average interest rates of approximately 0.5% and 0.2%, respectively. The commercial paper and amounts outstanding under the 2012 Credit Facility described below are short term in nature and, as such, recorded value is estimated to approximate fair value. Average daily borrowings of commercial paper during the first six months of 2012 and the full-year 2011 were $483.2 million and $273.6 million, respectively, with weighted average interest rates of approximately 0.3% and 0.2%, respectively.

On December 9, 2010, AllianceBernstein entered into a committed, unsecured three-year senior revolving credit facility (the “2010 Credit Facility”) with a group of commercial banks and other lenders in an original principal amount of $1.0 billion with SCB LLC as an additional borrower. On January 17, 2012, the 2010 Credit Facility was amended and restated (“2012 Credit Facility”). The principal amount was amended to $900 million from the original principal amount of $1.0 billion. Also, the amendment increased the accordion feature from $250 million to $350 million. In addition, the maturity date of the 2010 Credit Facility was extended from December 9, 2013 to January 17, 2017. There were no other significant changes in terms and conditions included in this amendment. Effective as of July 13, 2012, through the exercise of the commitment increase provisions of the 2012 Credit Facility, the principal amount was increased from $900 million to $1.0 billion. With this increase, the 2012 Credit Facility provides for possible increases in the principal amount by up to an aggregate incremental amount of $250 million (“accordion feature”), any such increase being subject to the consent of the affected lenders.

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

As of June 30, 2012 and December 31, 2011, we had no amounts outstanding under the 2012 Credit Facility. During the first six months of 2012, we did not draw upon the 2012 Credit Facility. During the full-year 2011, $40.0 million was outstanding for one day in February (with an interest rate of 1.3%) resulting in average daily borrowings of $0.1 million under the 2010 Credit Facility.

In addition, SCB LLC has five uncommitted lines of credit with four financial institutions. Two of these lines of credit permit us to borrow up to an aggregate of approximately $200.0 million while three lines have no stated limit. During May 2012, AllianceBernstein was named an additional borrower under a $100.0 million SCB uncommitted line of credit. As of June 30, 2012, there were no loans outstanding. During the second quarter of 2012, $5.0 million was outstanding for one day with an interest rate of 1.4%.

As of June 30, 2012 and December 31, 2011, we had no uncommitted bank loans outstanding. Average daily borrowings of uncommitted bank loans during the first six months of 2012 and full-year 2011 were $19.7 million and $6.4 million, respectively, with weighted average interest rates of approximately 1.2% and 1.3%, respectively.

Index

13.	Changes in Capital

Changes in capital as of June 30, 2012 consisted of:

	Partners’ Capital Attributable to AllianceBernstein Unitholders	Non- Controlling Interests In Consolidated Entities	Total Capital
	(in thousands)

Balance as of December 31, 2011	$3,975,462	$54,025	$4,029,487
Comprehensive income (loss):
Net income (loss)	161,463	5,988	167,451
Other comprehensive income (loss), net of tax:
Unrealized gains on investments (net of tax expense of $462)	290	—	290
Foreign currency translation adjustment (net of tax benefit of $796)	(1,154)	(61)	(1,215)
Changes in employee benefit related items (net of tax expense of $3)	133	—	133
Comprehensive income (loss)	160,732	5,927	166,659

Cash distributions to General Partner and unitholders	(134,095)	—	(134,095)
Capital contributions (distributions)	1,684	(8,453)	(6,769)
Purchase of AllianceBernstein Units	(3,000)	—	(3,000)
Compensation-related transactions	46,484	—	46,484
Balance as of June 30, 2012	$4,047,267	$51,499	$4,098,766

Changes in capital as of June 30, 2011 consisted of:

	Partners’ Capital Attributable to AllianceBernstein Unitholders	Non- Controlling Interests In Consolidated Entities	Total Capital
	(in thousands)

Balance as of December 31, 2010	$4,370,838	$124,517	$4,495,355
Comprehensive income (loss):
Net income (loss)	250,611	(14,802)	235,809
Other comprehensive income (loss), net of tax:
Unrealized gains on investments (net of tax expense of $188)	494	33	527
Foreign currency translation adjustment (net of tax expense of $500)	13,123	(320)	12,803
Changes in employee benefit related items (net of tax expense of $1)	66	—	66
Comprehensive income (loss)	264,294	(15,089)	249,205

Cash distributions to General Partner and unitholders	(270,752)	—	(270,752)
Capital contributions (distributions)	1,797	(2,925)	(1,128)
Purchase of Australian joint venture	10,720	(32,104)	(21,384)
Purchase of AllianceBernstein Units	(4,297)	—	(4,297)
Compensation-related transactions	(13,679)	—	(13,679)
Balance as of June 30, 2011	$4,358,921	$74,399	$4,433,320

Deferred taxes are not recognized on foreign currency translation adjustments for foreign subsidiaries whose earnings are considered permanently invested outside the United States.

Index

14.	Acquisitions

On October 1, 2010, we acquired SunAmerica’s alternative investment group, an experienced team that manages a portfolio of hedge fund and private equity fund investments. The purchase price of this acquisition, accounted for under ASC 805, Business Combinations, was $49.0 million, consisting of $14.3 million of cash payments, $2.5 million of assumed deferred compensation liabilities and $32.2 million of net contingent consideration payable. The net contingent consideration payable consists of the net present value of three annual payments of $1.5 million to SunAmerica based on its assets under management transferred to us in the acquisition and the net present value of projected revenue sharing payments of $35.5 million based on projected newly-raised assets under management by the acquired group. This contingent consideration payable was offset by $4.1 million of performance-based fees earned in 2010 determined to be pre-acquisition consideration. The excess of the purchase price over the fair value of identifiable assets acquired resulted in the recognition of $46.1 million of goodwill. During 2011 and the first six months of 2012, no adjustments were made to the contingent consideration payable.

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

On May 31, 2011, we acquired Pyrander Capital Management, LLC, an investment management company jointly owned by Caxton Associates L.P. (“Caxton”) and Kurt Feuerman, a Caxton portfolio manager. We hired Mr. Feuerman and members of his team from Caxton, and acquired investment management contracts of the investment vehicles the team managed. The purchase price of this acquisition, accounted for under ASC 805, Business Combinations, was $10.2 million, consisting of $5.5 million of cash payments, $4.4 million payable over the next two years (if Mr. Feuerman remains with AllianceBernstein) and a miscellaneous liability of $0.3 million. The excess of the purchase price over the fair value of identifiable assets acquired resulted in the recognition of $5.7 million of goodwill. We also recorded $2.5 million of indefinite-lived intangible assets relating to the acquired fund’s investment management contracts and $2.0 million of definite-lived intangible assets relating to separately managed account relationships. Mr. Feuerman also received two restricted Holding Unit awards; one with a three-year service condition (the award was amended in December 2011 to eliminate the service condition) and one with a five-year service condition and performance condition (assets under management targets). As a result of the service conditions at the time of the acquisition, for accounting purposes these awards are considered compensation expense, not part of the purchase price. Also, we are contingently liable to pay Caxton an additional $4.4 million if Mr. Feuerman’s five-year service condition and performance condition are met.

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

Index

Report of Independent Registered Public Accounting Firm

To the Board of the General Partner
AllianceBernstein L.P.

We have reviewed the accompanying condensed consolidated statement of financial condition of AllianceBernstein L.P. ("AllianceBernstein") as of June 30, 2012, and the related condensed consolidated statements of income and comprehensive income for the three-month and six-month periods ended June 30, 2012 and 2011, and statement of cash flows for the six-month periods ended June 30, 2012 and 2011. These interim financial statements are the responsibility of the management of AllianceBernstein Corporation, the General Partner.

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
August 2, 2012

Index

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

After a very strong start to the year, global markets weakened in the second quarter of 2012. Disappointing U.S. economic indicators, rising concerns over European sovereign debt and the effect of the U.S. fiscal cliff, and signs of slowing growth in emerging markets created market volatility that weighed on investment performance and caused investors to once again move away from riskier assets to defensive investments.

In this environment, our large cap equity services, which had outperformed their benchmarks in the first quarter, underperformed in the second quarter and net outflows in these services persisted. Beyond this part of our business, however, we continue to see positive momentum. Second quarter gross sales were up by double-digits year-over-year in each of our Institutions and Retail channels, while redemptions were at multi-year lows, resulting in our firm’s lowest net outflow quarter since the first quarter of 2008. Retail was net flow positive for the second consecutive quarter, driven by ongoing strength in fixed income across all regions. We finished the quarter with an $11.3 billion Institutional pipeline, up 71% from the end of the first quarter largely due to wins across our top-performing fixed income categories.

Our total AUM as of June 30, 2012 was $407.3 billion, down $11.8 billion, or 2.8%, compared to March 31, 2012, and down $53.7 billion, or 11.7%, compared to June 30, 2011. During the second quarter of 2012, AUM decreased as a result of net outflows of $2.8 billion and market depreciation of $9.0 billion. During the twelve-month period ended June 30, 2012, AUM decreased as a result of market depreciation of $10.3 billion and net outflows of $43.6 billion (primarily in the Institutions channel).

Institutional AUM decreased $7.4 billion, or 3.3%, to $214.9 billion during the second quarter of 2012, due to net outflows of $3.7 billion and market depreciation of $3.7 billion. Net outflows decreased to $3.7 billion from $12.9 billion in the first quarter of 2012. Gross sales increased 47% from $3.8 billion during the first quarter of 2012 to $5.6 billion during the second quarter of 2012. Additionally, redemptions and terminations decreased 61% sequentially to $6.0 billion from $15.5 billion, largely driven by the absence of $5.2 billion in outflows we sustained in the first quarter of 2012 as a result of prior period Canadian and Australian asset dispositions by the AXA Group. The pipeline of awarded but unfunded Institutional mandates increased $4.7 billion to $11.3 billion.

Retail AUM increased $0.6 billion, or 0.4%, to $124.8 billion during the second quarter of 2012, due to net inflows of $3.5 billion, partially offset by market depreciation of $2.9 billion. Redemptions and terminations decreased 16% sequentially to $7.0 billion from $8.4 billion. Gross sales decreased 7% from $12.9 billion during the first quarter of 2012 to $11.9 billion during the second quarter of 2012.

Private Client AUM decreased $5.0 billion, or 6.9%, to $67.6 billion during the second quarter of 2012, due to net outflows of $2.6 billion and market depreciation of $2.4 billion. Net outflows increased from $1.5 billion in the first quarter of 2012 due primarily to a sequential decline in gross sales from $1.4 billion to $0.8 billion.

Bernstein Research Services revenue for the second quarter of 2012 was $103.0 million, down $4.6 million, or 4.3%, compared to the second quarter of 2011, as a result of significantly lower market trading volumes across the U.S., Europe and Asia.

Net revenues for the second quarter of 2012 decreased $85.9 million, or 11.8%, to $642.1 million from $728.0 million in the second quarter of 2011. The most significant drivers of the decline were lower base advisory fees of $82.5 million and lower Bernstein Research Service revenues. Operating expenses for the second quarter of 2012 decreased $49.0 million, or 8.0%, to $563.4 million from $612.4 million in the second quarter of 2011 due to a decline in employee compensation and benefits of $53.6 million and a decline in general and administrative expenses of $2.5 million, partially offset by real estate charges of $6.8 million in the current quarter. Operating income for the second quarter of 2012 decreased $36.9 million, or 31.9%, to $78.7 million compared to the second quarter of 2011, while our operating margin declined to 12.5% from 16.8% primarily due to lower revenues and the real estate charge.

We continue to make progress in the growth areas we have targeted in repositioning our business to be more diverse and global. Asset allocation services and our newer, risk-aware equity offerings have attracted net new assets year-to-date, with clients responding well to the services we offer that meet their needs and deliver solid performance. In alternatives, we had the final closing for our first U.S. opportunistic real estate fund during the quarter, with nearly $700 million in capital commitments, and launched a new tail hedge fund, designed to mitigate tail risk in investment portfolios during periods of extreme market stress. In the Defined Contribution space, we recently introduced the first-ever multi-insurer backed Lifetime Income Strategy for United Technologies Corporation employees as the investment default for their defined contribution plan. Finally, we have continued to focus on cost reductions, with particular emphasis on real estate, our largest non-compensation expense item.

Index

Ongoing Expense Reduction

Since the fourth quarter of 2008, we consistently have taken steps to reduce our cost structure, including headcount reductions and the consolidation of office locations, in response to declines in our AUM and fee revenues. In an effort to reduce our global real estate footprint, we recently completed a comprehensive review of our worldwide office locations and will begin implementing a space consolidation plan during the third quarter of this year. We expect that the actions we will take going forward to vacate and market space for sublease will result over time in projected non-cash real estate charges of $225 million to $250 million, with the bulk of the charges occurring in the second half of this year. These charges are in addition to the earlier non-cash real estate charges our firm has recorded, and they will not affect our future quarterly distributions. We expect to ultimately realize annual cost savings of $38 million to $43 million once we’ve successfully subleased the vacated space. These projections are based on current market conditions and could change over time as conditions evolve. We believe implementing this plan will prove effective in meaningfully improving our cost structure, even if current weak market conditions persist, and will play an important part in positioning our firm for a stronger future.

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

CEO Employment Contract

On June 21, 2012, Peter S. Kraus, the General Partner, AllianceBernstein and Holding entered into an agreement (the “Extended Employment Agreement”) pursuant to which Mr. Kraus will continue to serve as Chairman of the Board of the General Partner and Chief Executive Officer of the General Partner, AllianceBernstein and Holding from January 2, 2014, the end of the term of his existing employment agreement, until January 2, 2019 (the “Employment Term”), unless the Extended Employment Agreement is terminated in accordance with its terms.

In connection with the signing of the Extended Employment Agreement on June 21, 2012, Mr. Kraus was granted 2,722,052 restricted Holding Units. Subject to accelerated vesting clauses in the Extended Employment Agreement (e.g., immediate vesting upon AXA ceasing to control the management of our business or Holding ceasing to be publicly traded and certain qualifying terminations of employment), Mr. Kraus’s restricted Holding Units will vest ratably on each of the first five anniversaries of December 19, 2013, commencing December 19, 2014, provided, with respect to each installment, Mr. Kraus continues to be our employee on the vesting date. Delivery of all of the restricted Holding Units will be delayed until after the final vesting date on December 19, 2018, subject to acceleration upon termination of employment. Starting on the commencement date of the Extended Employment Agreement, Mr. Kraus will be paid the cash distributions payable with respect to his unvested and vested restricted Holding Units until they are delivered or forfeited. These cash distributions will be paid at the times distributions are made to Holding Unitholders generally.

Mr. Kraus will be paid an annual base salary initially set at $275,000 subject to increase by the Compensation Committee of the Board of Directors.

During the Employment Term, we have no commitment to pay any cash bonuses to Mr. Kraus (with any bonuses being entirely in the discretion of the Board Compensation Committee) or to make any additional equity based awards to him. Consequently, during the Employment Term, the totality of Mr. Kraus’s compensation (other than his salary) will be dependent on the level of cash distributions on the restricted Holding Units granted to him and movements in the trading price of Holding Units, thereby directly aligning Mr. Kraus’s interests with those of other holders of Holding Units.

In connection with the Extended Employment Agreement, we also amended Mr. Kraus’s existing Employment Agreement dated December 19, 2008 (the “Existing Employment Agreement”) to permit him to defer until December 2018 delivery of the final vesting of 544,410 restricted Holding Units under that agreement and to continue to receive distributions on those Units until delivery.

The Extended Employment Agreement and the Amendment to the Existing Employment Agreement were attached as Exhibits 99.01 and Exhibit 99.02, respectively, to the Form 8-K we filed with the SEC on June 21, 2012 and the description of the Amendment set forth herein is qualified in its entirety by reference thereto.

Index

On June 26, 2012, we filed a Form 8-K/A to clarify the intent of a provision in the Extended Employment Agreement. Specifically, we clarified that AllianceBernstein shall pay to Mr. Kraus quarterly cash distributions on his unvested and vested restricted Holding Units starting on the commencement date of the Extended Employment Agreement.

The updated Extended Employment Agreement was attached as Exhibit 99.01 to the Form 8-K/A we filed with the SEC on June 26, 2012 and the description set forth herein is qualified in its entirety by reference thereto.

The compensation expense of the Holding Unit award under the Extended Employment Agreement, based on the $12.17 closing price of a Holding Unit on June 21, 2012, will be amortized on a straight-line basis over the next 6.5 years, beginning July 1, 2012.

Assets Under Management

Assets under management by distribution channel were as follows:

	As of June 30,
	2012	2011	$ Change	% Change
	(in billions)

Institutions	$214.9	$254.5	$(39.6)	(15.6)%
Retail	124.8	129.4	(4.6)	(3.6)
Private Client	67.6	77.1	(9.5)	(12.3)
Total	$407.3	$461.0	$(53.7)	(11.7)

Assets under management by investment service were as follows:

	As of June 30,
	2012	2011	$ Change	% Change
	(in billions)
Equity
Value:
U.S.	$23.7	$33.6	$(9.9)	(29.4)%
Global & international	45.9	87.8	(41.9)	(47.7)
	69.6	121.4	(51.8)	(42.7)
Growth:
U.S.	20.6	28.5	(7.9)	(27.9)
Global & international	18.1	34.1	(16.0)	(47.0)
	38.7	62.6	(23.9)	(38.3)
Total Equity	108.3	184.0	(75.7)	(41.2)
Fixed Income:
U.S.	130.2	121.5	8.7	7.2
Global & international	100.2	94.3	5.9	6.3
	230.4	215.8	14.6	6.8
Other(1):
U.S.	31.3	29.8	1.5	4.9
Global & international	37.3	31.4	5.9	18.9
	68.6	61.2	7.4	12.0
Total:
U.S.	205.8	213.4	(7.6)	(3.6)
Global & international	201.5	247.6	(46.1)	(18.6)
Total	$407.3	$461.0	$(53.7)	(11.7)
_____________

(1)	Includes index, structured, asset allocation services and certain other alternative investments.

Index

Changes in assets under management for the three-month, six-month and twelve-month periods ended June 30, 2012 were as follows:

	Distribution Channel				Investment Service
	Institutions	Retail	Private Client	Total	Value Equity	Growth Equity	Fixed Income	Other(1)	Total
	(in billions)

Balance as of March 31, 2012	$222.3	$124.2	$72.6	$419.1	$81.7	$43.9	$224.0	$69.5	$419.1
Long-term flows:
Sales/new accounts	5.6	11.9	0.8	18.3	1.1	1.1	14.2	1.9	18.3
Redemptions/terminations	(6.0)	(7.0)	(2.8)	(15.8)	(6.1)	(2.6)	(6.6)	(0.5)	(15.8)
Cash flow/unreinvested dividends	(3.3)	(1.4)	(0.6)	(5.3)	(0.4)	(0.5)	(3.6)	(0.8)	(5.3)
Net long-term (outflows) inflows	(3.7)	3.5	(2.6)	(2.8)	(5.4)	(2.0)	4.0	0.6	(2.8)
Market (depreciation) appreciation	(3.7)	(2.9)	(2.4)	(9.0)	(6.7)	(3.2)	2.4	(1.5)	(9.0)
Net change	(7.4)	0.6	(5.0)	(11.8)	(12.1)	(5.2)	6.4	(0.9)	(11.8)
Balance as of June 30, 2012	$214.9	$124.8	$67.6	$407.3	$69.6	$38.7	$230.4	$68.6	$407.3

	Distribution Channel				Investment Service
	Institutions	Retail	Private Client	Total	Value Equity	Growth Equity	Fixed Income	Other(1)	Total
	(in billions)

Balance as of December 31, 2011	$223.9	$112.6	$69.4	$405.9	$80.8	$44.2	$217.6	$63.3	$405.9
Long-term flows:
Sales/new accounts	9.4	24.7	2.3	36.4	3.3	2.6	26.8	3.7	36.4
Redemptions/terminations	(21.6)	(15.3)	(5.4)	(42.3)	(14.9)	(9.7)	(16.5)	(1.2)	(42.3)
Cash flow/unreinvested dividends	(4.6)	(3.5)	(1.0)	(9.1)	(2.8)	(1.6)	(3.9)	(0.8)	(9.1)
Net long-term (outflows) inflows	(16.8)	5.9	(4.1)	(15.0)	(14.4)	(8.7)	6.4	1.7	(15.0)
Market appreciation	7.8	6.3	2.3	16.4	3.2	3.2	6.4	3.6	16.4
Net change	(9.0)	12.2	(1.8)	1.4	(11.2)	(5.5)	12.8	5.3	1.4
Balance as of June 30, 2012	$214.9	$124.8	$67.6	$407.3	$69.6	$38.7	$230.4	$68.6	$407.3

	Distribution Channel				Investment Service
	Institutions	Retail	Private Client	Total	Value Equity	Growth Equity	Fixed Income	Other(1)	Total
	(in billions)

Balance as of June 30, 2011	$254.5	$129.4	$77.1	$461.0	$121.4	$62.6	$215.8	$61.2	$461.0
Long-term flows:
Sales/new accounts	17.8	39.1	5.7	62.6	6.0	5.0	41.5	10.1	62.6
Redemptions/terminations	(45.0)	(33.9)	(11.8)	(90.7)	(35.2)	(20.4)	(33.2)	(1.9)	(90.7)
Cash flow/unreinvested dividends	(6.5)	(7.5)	(1.5)	(15.5)	(7.6)	(4.1)	(1.8)	(2.0)	(15.5)
Net long-term (outflows) inflows	(33.7)	(2.3)	(7.6)	(43.6)	(36.8)	(19.5)	6.5	6.2	(43.6)
Acquisitions	—	0.2	—	0.2	—	—	0.2	—	0.2
Transfers	0.1	—	(0.1)	—	—	—	—	—	—
Market (depreciation) appreciation	(6.0)	(2.5)	(1.8)	(10.3)	(15.0)	(4.4)	7.9	1.2	(10.3)
Net change	(39.6)	(4.6)	(9.5)	(53.7)	(51.8)	(23.9)	14.6	7.4	(53.7)
Balance as of June 30, 2012	$214.9	$124.8	$67.6	$407.3	$69.6	$38.7	$230.4	$68.6	$407.3
_______________________
(1)	Includes index, structured, asset allocation services and certain other alternative investments.

Index

Average assets under management by distribution channel and investment service were as follows:

	Three Months Ended				Six Months Ended
	6/30/12	6/30/11	$ Change	% Change	6/30/12	6/30/11	$ Change	% Change
	(in billions)
Distribution Channel:
Institutions	$217.7	$264.0	$(46.3)	(17.5)%	$222.2	$268.5	$(46.3)	(17.3)%
Retail	123.8	131.2	(7.4)	(5.7)	121.1	130.2	(9.1)	(7.0)
Private Client	69.6	78.8	(9.2)	(11.7)	70.3	78.9	(8.6)	(10.9)
Total	$411.1	$474.0	$(62.9)	(13.3)	$413.6	$477.6	$(64.0)	(13.4)

Investment Service:
Value Equity	$74.4	$131.4	$(57.0)	(43.3)%	$78.0	$137.1	$(59.1)	(43.1)%
Growth Equity	40.9	68.2	(27.3)	(40.0)	43.0	70.7	(27.7)	(39.3)
Fixed Income	227.2	213.7	13.5	6.3	225.2	211.2	14.0	6.7
Other (1)	68.6	60.7	7.9	13.0	67.4	58.6	8.8	15.1
Total	$411.1	$474.0	$(62.9)	(13.3)	$413.6	$477.6	$(64.0)	(13.4)
_______________________
(1)	Includes index, structured, asset allocation services and certain other alternative investments.

Our Institutions channel second quarter average AUM of $217.7 billion declined $46.3 billion, or 17.5%, as compared to the second quarter of 2011. This is primarily due to our Institutions channel AUM declining $39.6 billion, or 15.6%, over the last twelve months to $214.9 billion at June 30, 2012. The $39.6 billion decline in AUM over the last twelve months was primarily due to $33.7 billion of net outflows (consisting of net outflows of $38.4 billion in Value and Growth Equity services, offset by net inflows of $2.5 billion and $2.2 billion in Fixed Income and Other, respectively) and market depreciation of $6.0 billion. In July 2012, Vanguard terminated our value equity advisory services provided to their mutual funds, which represent approximately $5.0 billion of AUM. This will not have a material effect on our overall revenues and operating income.

Our Retail channel second quarter average AUM of $123.8 billion declined $7.4 billion, or 5.7%, as compared to the second quarter of 2011. The decline was primarily due to our Retail channel AUM declining $4.6 billion, or 3.6%, over the last twelve months to $124.8 billion at June 30, 2012. The $4.6 billion decline in AUM over the last twelve months was primarily due to $2.3 billion of net outflows (consisting of net outflows of $11.6 billion in Value and Growth Equity services, offset by inflows of $6.3 billion and $3.0 billion in Fixed Income and Other, respectively) and market depreciation of $2.5 billion.

Our Private Client channel second quarter average AUM of $69.6 billion declined by $9.2 billion, or 11.7%, as compared to the second quarter of 2011. This is primarily due to our Private Client channel AUM declining $9.5 billion, or 12.3%, over the last twelve months to $67.6 billion at June 30, 2012. The $9.5 billion decline in AUM over the last twelve months was primarily due to $7.6 billion of net outflows (consisting of net outflows of $6.2 billion in Value and Growth Equity services and $2.3 billion in Fixed Income, offset by inflows of $0.9 billion in Other) and market depreciation of $1.8 billion.

Index

Absolute investment composite returns and relative performance compared to benchmarks for certain representative Fixed Income, Value, Growth and Blend services were as follows:

	Three months ended June 30, 2012	Six months ended June 30, 2012

Global High Income (fixed income)
Absolute return	1.0%	7.7%
Relative return (vs. 33% Barclays High Yield, 33% JPM EMBI Global and 33% JPM GBI-EM)	(0.1)	(0.4)
U.S. Strategic Core Plus (fixed income)
Absolute return	2.2	2.8
Relative return (vs. Barclays U.S. Aggregate)	0.1	0.4
Global Fixed Income (fixed income)
Absolute return	2.3	1.9
Relative return (vs. CITI WLD GV BD-USD/JPM GLBL BD)	1.4	1.5
Global Plus (fixed income)
Absolute return	1.0	2.0
Relative return (vs. Barclays Global Aggregate)	0.4	0.5
Emerging Market Debt (fixed income)
Absolute return	2.6	8.4
Relative return (vs. JPM EMBI Global/JPM EMBI)	0.1	0.9
Global Value
Absolute return	(8.5)	2.8
Relative return (vs. MSCI World Index)	(3.5)	(3.1)
International Value
Absolute return	(10.3)	0.3
Relative return (vs. MSCI EAFE Index)	(3.2)	(2.7)
U.S. Strategic Value
Absolute return	(7.2)	5.0
Relative return (vs. Russell 1000 Value Index)	(5.0)	(3.7)
U.S. Diversified Value
Absolute return	(5.1)	6.9
Relative return (vs. Russell 1000 Value Index)	(2.9)	(1.8)
Emerging Markets Value
Absolute return	(12.5)	1.5
Relative return (vs. MSCI EM Index)	(3.6)	(2.4)
Global Research Growth
Absolute return	(8.2)	5.5
Relative return (vs. MSCI World Index)	(3.1)	(0.4)
Emerging Markets Growth
Absolute return	(10.1)	4.4
Relative return (vs. MSCI EM Index)	(1.2)	0.4
U.S. Large Cap Growth
Absolute return	(7.1)	9.2
Relative return (vs. Russell 1000 Growth Index)	(3.0)	(0.9)
U.S. Small Cap Growth
Absolute return	(4.8)	11.4
Relative return (vs. Russell 2000 Growth Index)	(0.8)	2.6
Global Style Blend
Absolute return	(8.5)	3.7
Relative return (vs. MSCI World Index)	(3.4)	(2.2)
International Style Blend – Developed
Absolute return	(8.5)	2.8
Relative return (vs. MSCI EAFE Index)	(1.4)	(0.2)

Our U.S. and global large cap equity services underperformed their benchmarks for the three-month period ending June 30, 2012. We attribute this underperformance to our adherence to our core investment discipline, which focuses on long-term value characteristics such as inexpensive cash flows in value stocks and undervalued earnings growth potential in growth stocks. Although the current, more short-term oriented equity markets have not rewarded these characteristics, our core research approach has not wavered; we believe that staying true to our investment disciplines is in our clients’ best interests over the long term. For the six-month period ended June 30, 2012, the underperformance in our U.S. and global large cap equity services was in most cases more muted given our portfolios’ generally better performance during the first quarter of this year, a period of stronger global equity markets and better conditions for bottom-up stock selection.

Index

Our fixed income services generally outperformed their benchmarks for the three-month period ended June 30, 2012, despite weak global markets and a spike in risk aversion.

Consolidated Results of Operations

	Three Months Ended				Six Months Ended
	6/30/12	6/30/11	$ Change	% Change	6/30/12	6/30/11	$ Change	% Change
	(in millions, except per unit amounts)

Net revenues	$642.1	$728.0	$(85.9)	(11.8)%	$1,324.0	$1,483.4	$(159.4)	(10.7)%
Expenses	563.4	612.4	(49.0)	(8.0)	1,144.0	1,229.3	(85.3)	(6.9)
Operating income	78.7	115.6	(36.9)	(31.9)	180.0	254.1	(74.1)	(29.2)
Income taxes	5.8	8.2	(2.4)	(29.2)	12.5	18.3	(5.8)	(31.3)
Net income	72.9	107.4	(34.5)	(32.1)	167.5	235.8	(68.3)	(29.0)
Net (loss) income of consolidated entities attributable to non-controlling interests	(1.3)	(6.7)	5.4	(81.1)	6.0	(14.8)	20.8	n/m
Net income attributable to AllianceBernstein Unitholders	$74.2	$114.1	$(39.9)	(35.0)	$161.5	$250.6	$(89.1)	(35.6)

Diluted net income per AllianceBernstein Unit	$0.26	$0.41	$(0.15)	(36.6)	$0.58	$0.89	$(0.31)	(34.8)

Distributions per AllianceBernstein Unit	$0.26	$0.41	$(0.15)	(36.6)	$0.57	$0.89	$(0.32)	(36.0)

Operating margin (1)	12.5%	16.8%			13.1%	18.1%
_______________________
(1)	Operating income excluding net (loss) income attributable to non-controlling interests as a percentage of net revenues.

Net income attributable to AllianceBernstein Unitholders for the three months ended June 30, 2012 decreased $39.9 million, or 35.0%, from the three months ended June 30, 2011. The decrease was primarily due to (in millions):

$(82.5)	Lower base advisory fees
(6.8)	Higher real estate charges
(4.6)	Lower Bernstein Research Services revenues
53.6	Lower employee compensation and benefits
2.5	Lower general and administrative expenses (excluding real estate charges)
(2.1)	Other
$(39.9)

Index

Net income attributable to AllianceBernstein Unitholders for the six months ended June 30, 2012 decreased $89.1 million, or 35.6%, from the six months ended June 30, 2011. The decrease was primarily due to (in millions):

$(169.2)	Lower base advisory fees
(17.8)	Lower Bernstein Research Services revenues
(16.1)	Higher real estate charges
90.2	Lower employee compensation and benefits
10.5	Lower general and administrative expenses (excluding real estate charges)
7.7	Higher seed capital investment gains
5.8	Lower income taxes
(0.2)	Other
$(89.1)

Real Estate Charges

During the first quarter of 2012, we recorded pre-tax real estate charges totaling $9.3 million, reflecting $8.8 million resulting from the abandonment of our leased New York City Data Center office space and $0.5 million resulting from a change in estimates relating to our 2010 real estate charge for New York City office space yet to be subleased. The New York City Data Center charge consisted of the net present value of the difference between the amount of on-going contractual operating lease obligations for this space and our estimate of current market rental rates ($7.1 million) and the write-off of leasehold improvements, furniture and equipment related to this space ($1.7 million). During the second quarter of 2012, we recorded pre-tax real estate charges totaling $6.8 million resulting from a change in estimates relating to our 2010 real estate charge for New York City office space yet to be subleased. See Ongoing Expense Reduction in this MD&A for discussion of future real estate charges.

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

These non-GAAP measures are provided in addition to, and not as substitutes for, net revenues, operating income and operating margin, and they may not be comparable to non-GAAP measures presented by other companies. Management uses both GAAP and non-GAAP measures in evaluating our financial performance. Non-GAAP measures alone may pose limitations because they do not include all of our revenues and expenses.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)

Net revenues, GAAP basis	$642,163	$727,994	$1,323,972	$1,483,384
Exclude:
Deferred compensation-related investment (gains) losses	7,619	1,588	(7,951)	(8,152)
Deferred compensation-related dividends and interest	(344)	(524)	(724)	(1,156)
90% of consolidated venture capital fund investment (gains) losses	907	6,302	(6,779)	14,356
Distribution-related payments	(86,120)	(78,557)	(165,989)	(153,313)
Amortization of deferred sales commissions	(10,171)	(9,871)	(18,438)	(20,197)
Pass-through fees and expenses	(7,917)	(9,987)	(15,655)	(18,611)
Adjusted net revenues	$546,137	$636,945	$1,108,436	$1,296,311

Operating income, GAAP basis	$78,747	$115,626	$179,992	$254,061
Exclude:
Deferred compensation-related investment (gains) losses	7,619	1,588	(7,951)	(8,152)
Deferred compensation-related dividends and interest	(344)	(524)	(724)	(1,156)
Deferred compensation-related mark-to-market vesting (credit) expense	(7,030)	908	6,979	7,802
Deferred compensation-related dividends and interest expense	711	1,196	863	2,676
Net impact of deferred compensation-related items	956	3,168	(833)	1,170
Real estate charges	6,787	18	16,056	36
Sub-total of non-GAAP adjustments	7,743	3,186	15,223	1,206
Less: Net (loss) income of consolidated entities attributable to non-controlling interests	(1,276)	(6,756)	5,988	(14,802)
Adjusted operating income	$87,766	$125,568	$189,227	$270,069

Adjusted operating margin	16.1%	19.7%	17.1%	20.8%

Adjusted operating income for the three months ended June 30, 2012 decreased $37.8 million, or 30.1%, from the three months ended June 30, 2011, primarily as a result of lower investment advisory base fees of $82.5 million and lower Bernstein Research Services revenues of $4.6 million, offset by lower employee compensation expense (excluding the impact of deferred compensation mark-to-market vesting expense and dividends and interest expense) of $45.2 million. Adjusted operating income for the six months ended June 30, 2012 decreased $80.8 million, or 29.9%, from the six months ended June 30, 2011, primarily as a result of lower investment advisory base fees of $169.4 million and lower Bernstein Research Services revenues of $17.8 million, offset by lower employee compensation expense (excluding the impact of deferred compensation mark-to-market vesting expense and dividends and interest expense) of $87.6 million, lower general and administrative expenses (excluding real estate charges) of $10.6 million and higher seed capital investment gains of $7.7 million.

Index

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

Adjusted Operating Income

Adjusted operating income represents operating income on a GAAP basis excluding (1) the impact on net revenues and compensation expense of the mark-to-market gains and losses (as well as the dividends and interest) associated with employee deferred compensation-related investments, (2) the deferred compensation charge, (3) real estate charges, (4) insurance proceeds, and (5) the net loss or income of consolidated entities attributable to non-controlling interests.

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

Units Outstanding

We engage in open-market purchases of Holding Units to help fund anticipated obligations under our incentive compensation award program and for other corporate purposes, and purchase Holding Units from employees to allow them to fulfill statutory tax withholding requirements at the time of distribution of long-term incentive compensation awards. During the second quarter and first six months of 2012, AllianceBernstein purchased 2.1 million and 6.6 million Holding Units for $28.2 million and $95.1 million, respectively. These amounts reflect open-market purchases of 2.1 million and 6.3 million Holding Units for $27.5 million and $90.6 million, respectively, with the remainder primarily relating to purchases of Holding Units from employees to allow them to fulfill statutory tax withholding requirements at the time of distribution of long-term incentive compensation awards, offset by Holding Units purchased by employees as part of a distribution reinvestment election.

Index

During each of the first and second quarters of 2012, we adopted a plan to repurchase Holding Units pursuant to Rule 10b5-1 under the Exchange Act. A Rule 10b5-1 plan allows a company to repurchase its shares at times when it otherwise might be prevented from doing so because of self-imposed trading blackout periods and because it possesses material non-public information. The broker we selected has the authority under the terms and limitations specified in the plan to repurchase Holding Units on our behalf in accordance with the terms of the plan. Repurchases are subject to SEC regulations as well as certain price, market volume and timing constraints specified in the plan. The plan adopted during the second quarter of 2012 does not specify an aggregate limitation and expires at the close of business on August 2, 2012. We intend to adopt additional Rule 10b5-1 plans so that we can continue to engage in open market purchases of Holding Units to help fund anticipated obligations under our incentive compensation award program and for other corporate purposes.

We granted to employees and Eligible Directors 2.8 million restricted Holding awards during the second quarter of 2012 (2.7 million of which were awarded to Peter Kraus, our Chief Executive Officer; see CEO Employment Contract in this MD&A) and 11.9 million restricted Holding Unit awards (including 8.7 million restricted Holding Units granted in January 2012 for 2011 year-end awards) during the first six months of 2012. To fund these awards, we allocated previously repurchased Holding Units that had been held in the consolidated rabbi trust. There were approximately 8.7 million unallocated Holding Units remaining in the consolidated rabbi trust as of June 30, 2012.

Net Revenues

The following table summarizes the components of net revenues:

	Three Months Ended				Six Months Ended
	6/30/12	6/30/11	$ Change	% Change	6/30/12	6/30/11	$ Change	% Change
	(in millions)
Investment advisory and services fees:
Institutions:
Base fees	$106.6	$161.8	$(55.2)	(34.1)%	$224.0	$335.0	$(111.0)	(33.1)%
Performance-based fees	3.7	3.6	0.1	4.7	8.1	8.4	(0.3)	(2.4)
	110.3	165.4	(55.1)	(33.3)	232.1	343.4	(111.3)	(32.4)
Retail:
Base fees	167.8	171.3	(3.5)	(2.1)	326.7	337.2	(10.5)	(3.1)
Performance-based fees	—	—	—	—	—	—	—	—
	167.8	171.3	(3.5)	(2.1)	326.7	337.2	(10.5)	(3.1)
Private Client:
Base fees	147.6	171.4	(23.8)	(13.9)	294.5	342.2	(47.7)	(14.0)
Performance-based fees	0.1	0.2	(0.1)	(55.1)	0.1	0.5	(0.4)	(84.5)
	147.7	171.6	(23.9)	(13.9)	294.6	342.7	(48.1)	(14.1)
Total:
Base fees	422.0	504.5	(82.5)	(16.4)	845.2	1,014.4	(169.2)	(16.7)
Performance-based fees	3.8	3.8	—	2.3	8.2	8.9	(0.7)	(7.2)
	425.8	508.3	(82.5)	(16.2)	853.4	1,023.3	(169.9)	(16.6)

Bernstein research services	103.0	107.6	(4.6)	(4.3)	209.4	227.2	(17.8)	(7.9)
Distribution revenues	95.2	92.3	2.9	3.1	184.1	181.1	3.0	1.7
Dividend and interest income	5.0	4.9	0.1	1.1	9.4	10.0	(0.6)	(6.3)
Investment gains (losses)	(10.9)	(13.6)	2.7	(20.2)	20.1	(12.6)	32.7	n/m
Other revenues	24.8	29.1	(4.3)	(14.6)	49.1	56.0	(6.9)	(12.2)
Total revenues	642.9	728.6	(85.7)	(11.8)	1,325.5	1,485.0	(159.5)	(10.7)
Less: interest expense	0.8	0.6	0.2	26.2	1.5	1.6	(0.1)	(6.3)
Net revenues	$642.1	$728.0	$(85.9)	(11.8)	$1,324.0	$1,483.4	$(159.4)	(10.7)

Index

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

We sometimes charge our clients performance-based fees. In these situations, we charge a base advisory fee and are eligible to earn an additional performance-based fee or incentive allocation that is calculated as either a percentage of absolute investment results or a percentage of investment results in excess of a stated benchmark over a specified period of time. Some performance-based fees include a high-watermark provision, which generally provides that if a client account underperforms relative to its performance target (whether absolute or relative to a specified benchmark), it must gain back such underperformance before we can collect future performance-based fees. Therefore, if we fail to achieve our performance target for a particular period, we will not earn a performance-based fee for that period and, for accounts with a high-watermark provision, our ability to earn future performance-based fees will be impaired. We are eligible to earn performance-based fees on approximately 11% of the assets we manage for institutional clients and approximately 3% of the assets we manage for private clients (in total, approximately 6% of our company-wide AUM). A majority of our hedge fund AUM is subject to high-watermarks and a significant majority of the AUM is below the high-watermarks. Accordingly, it is very unlikely we will earn performance-based fees on these hedge funds in 2012. If the percentage of our AUM subject to performance-based fees grows, seasonality and volatility of revenues and earnings are likely to become more significant.

For the three months ended June 30, 2012, our investment advisory and services fees decreased by $82.5 million, or 16.2%, from the second quarter of 2011, due to a decrease in base fees, which primarily resulted from a 13.3% decrease in average AUM. For the six months ended June 30, 2012, our investment advisory and services fees decreased by $169.9 million, or 16.6%, from the six months ended June 30, 2011, primarily due to a decrease in base fees of $169.2 million, which primarily resulted from a 13.4% decrease in average AUM.

Institutional investment advisory and services fees for the three months ended June 30, 2012 decreased by $55.1 million, or 33.3%, from the three months ended June 30, 2011, primarily due to a decrease in average AUM of 17.5% as well as a continued significant shift in product mix from Equities to Fixed Income. Average AUM for Equity services for the quarter ended June 30, 2012 decreased 54.5% while average AUM for Fixed Income and Other products increased 5.7% and 12.1%, respectively. Institutional investment advisory and services fees for the six months ended June 30, 2012 decreased by $111.3 million, or 32.4%, from the six months ended June 30, 2011, primarily due to a decrease in average AUM of 17.3% as well as a continued significant shift in product mix from Equities to Fixed Income. Average AUM for Equity services for the six months ended June 30, 2012 decreased 53.3% while average AUM for Fixed Income and Other products increased 6.9% and 15.5%, respectively.

Retail investment advisory and services fees for the three months ended June 30, 2012 decreased by $3.5 million, or 2.1%, from the three months ended June 30, 2011, primarily due to a 5.7% decrease in average AUM offset by a shift in product mix towards long-term non-U.S. global fixed income mutual funds, which generally have higher fees as compared to long-term U.S. mutual funds. Retail investment advisory and services fees for the six months ended June 30, 2012 decreased by $10.5 million, or 3.1%, from the six months ended June 30, 2011, primarily due to a 7.0% decrease in average AUM offset by a shift in product mix towards long-term non-U.S. global fixed income mutual funds from long-term U.S. mutual funds.

Index

Private client investment advisory and services fees for the three months ended June 30, 2012 decreased by $23.9 million, or 13.9%, from the three months ended June 30, 2011, primarily as a result of lower base fees, reflecting a decrease in average billable AUM of 10.4% and the impact of a shift in product mix from Equities to Fixed Income and Other products. Private client investment advisory and services fees for the six months ended June 30, 2012 decreased by $48.1 million, or 14.1%, from the six months ended June 30, 2011, primarily as a result of a decline in base fees of $47.7 million, or 14.0%, reflecting a decrease in average billable AUM of 10.5% and the impact of a shift in product mix from Equities to Fixed Income and Other products.

Bernstein Research Services

Bernstein Research Services revenue consists principally of equity commissions received for providing equity research and brokerage-related services to institutional investors.

Revenues from Bernstein Research Services for the three and six months ended June 30, 2012 decreased $4.6 million, or 4.3%, and $17.8 million, or 7.9%, respectively, compared to the corresponding periods in 2011. The decreases were the result of significantly lower market trading volumes across the U.S., Europe and Asia.

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

Distribution revenues for the three and six months ended June 30, 2012 increased $2.9 million, or 3.1%, and $3.0 million, or 1.7%, respectively, compared to the corresponding periods in 2011, while the corresponding average AUM of these mutual funds grew 4.7% and 3.2%, respectively. Average AUM of non B-share and C-share mutual funds (which have lower distribution fee rates than B-share and C-share mutual funds) increased 7.4% and 6.0%, respectively, while average AUM of B-share and C-share mutual funds decreased by 5.5% and 7.2%, respectively.

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

Dividend and Interest Income and Interest Expense

Dividend and interest income consists primarily of investment income and interest earned on customer margin balances and U.S. Treasury Bills. Interest expense principally reflects interest accrued on cash balances in customers’ brokerage accounts. Dividend and interest income, net of interest expense, for the three and six months ended June 30, 2012 decreased $0.1 million and $0.5 million, respectively, from the corresponding periods in 2011.

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

Index

Investment gains (losses) are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in millions)
Deferred compensation-related investments
Realized gains (losses)	$0.6	$(0.9)	$(0.8)	$(4.2)
Unrealized gains (losses)	(8.2)	(0.7)	8.8	12.3
Consolidated private equity fund investments
Realized gains (losses)	5.0	1.5	6.5	(0.4)
Unrealized gains (losses)	(6.0)	(8.5)	1.0	(15.5)
Seed capital investments
Realized gains (losses)	12.6	2.4	(6.9)	6.2
Unrealized gains (losses)	(13.2)	(3.8)	15.9	(4.9)
Brokerage-related investments
Realized gains (losses)	(1.8)	(3.8)	(4.3)	(7.3)
Unrealized gains (losses)	0.1	0.2	(0.1)	1.2
	$(10.9)	$(13.6)	$20.1	$(12.6)

Realized gains or losses on deferred compensation-related investments typically occur in December of each year, as well as during the first quarter, as award tranches vest and related investments are sold to provide cash for payments to employees. The unrealized losses during both the second quarter of 2012 and 2011 reflect the unfavorable financial markets during those periods.

Publicly-traded securities held by our consolidated private equity fund incurred realized gains and unrealized mark-to-market losses during the second quarter and first six months of 2012 and 2011. The fund incurred unrealized mark-to-market gains relating to its non-public investments during the second quarter and first six months of 2012 and unrealized mark-to-market losses during the comparable prior-year periods.

Seed capital investments had realized gains in the second quarter of 2012, primarily as a result of the derivatives we use to hedge our seed capital investments. Also in the second quarter of 2012, equity trading securities had significant unrealized losses.

Other Revenues

Other revenues consist of fees earned for transfer agency services provided to company-sponsored mutual funds, fees earned for administration and recordkeeping services provided to company-sponsored mutual funds and the general accounts of AXA and its subsidiaries, and other miscellaneous revenues. Other revenues for the three and six months ended June 30, 2012 decreased $4.3 million, or 14.6%, and $6.9 million, or 12.2%, respectively, from the corresponding periods in 2011, primarily due to lower shareholder servicing fees.

Expenses

The following table summarizes the components of expenses:

	Three Months Ended				Six Months Ended
	6/30/12	6/30/11	$ Change	% Change	6/30/12	6/30/11	$ Change	% Change
	(in millions)

Employee compensation and benefits	$272.8	$326.4	$(53.6)	(16.4)%	$575.4	$665.6	$(90.2)	(13.6)%
Promotion and servicing:
Distribution-related payments	86.1	78.6	7.5	9.6	166.0	153.3	12.7	8.3
Amortization of deferred sales commissions	10.2	9.9	0.3	3.0	18.4	20.2	(1.8)	(8.7)
Other	51.8	59.8	(8.0)	(13.4)	101.5	113.5	(12.0)	(10.5)
General and administrative:
General and administrative	129.3	131.8	(2.5)	(1.9)	254.2	264.7	(10.5)	(4.0)
Real estate charges	6.8	—	6.8	n/m	16.1	—	16.1	n/m
Interest	0.9	0.6	0.3	44.1	1.7	1.3	0.4	32.2
Amortization of intangible assets	5.5	5.3	0.2	4.6	10.7	10.7	—	(0.5)
Total	$563.4	$612.4	$(49.0)	(8.0)	$1,144.0	$1,229.3	$(85.3)	(6.9)

Index

Employee Compensation and Benefits

We had 3,385 full-time employees at June 30, 2012 compared to 4,075 at June 30, 2011. Employee compensation and benefits consist of salaries (including severance), annual cash incentive awards, annual deferred incentive compensation awards, commissions, fringe benefits and other employment costs (including recruitment, training, temporary help and meals).

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

Compensation expense as a percentage of net revenues was 42.5% and 44.8% for the three months ended June 30, 2012 and 2011, respectively. For the six months ended June 30, 2012 and 2011, compensation expense as a percentage of net revenues was 43.5% and 44.9%, respectively. Compensation expense generally is determined on a discretionary basis and is primarily a function of our firm’s financial performance. Amounts are awarded to help us achieve our goal of attracting, motivating and retaining top talent while also helping ensure that our firm’s unitholders receive an appropriate return on their investment. Senior management, with the approval of the Compensation Committee of the Board, confirmed that the appropriate metric to consider in determining the amount of incentive compensation is the ratio of adjusted employee compensation and benefits expense to adjusted net revenues. Adjusted net revenues used in the adjusted compensation ratio are the same as the adjusted net revenues presented as a non-GAAP measure (discussed earlier in this MD&A) less revenues associated with acquisitions over the last two years to implement strategic product initiatives. Adjusted employee compensation and benefits expense is total employee compensation and benefits expense minus other employment costs such as recruitment, training, temporary help and meals, and excludes the impact of mark-to-market vesting expense and dividends and interest expense associated with employee deferred compensation-related investments, and total compensation and certain amortization of equity-based awards of personnel related to acquisitions over the last two years to implement strategic product initiatives. Senior management, with the approval of the Compensation Committee, also established as an objective that adjusted employee compensation and benefits expense generally should not exceed 50% of our adjusted net revenues except in unexpected or unusual circumstances. Our ratios of adjusted compensation expense as a percentage of adjusted revenues were 50.0% and 49.0%, respectively, for the three months ended June 30, 2012 and 2011. For the six months ended June 30, 2012 and 2011, our ratio of adjusted compensation expense was 50.0% and 48.7%, respectively.

For the three months ended June 30, 2012, employee compensation and benefits expense decreased $53.6 million, or 16.4%, primarily due to a 14.0% decrease in adjusted net revenues used in the adjusted compensation ratio and lower deferred compensation mark-to-market vesting expense during the second quarter of 2012 compared to the same period in 2011. For the six months ended June 30, 2012, employee compensation and benefits decreased $90.2 million, or 13.6%, primarily due to a 14.3% decrease in adjusted net revenues used in the adjusted compensation ratio, partially offset by the increase in the compensation ratio from 48.7% during 2011 to 50.0% during 2012.

Since 2009, all deferred compensation awards to eligible employees, which typically vest ratably over four years, have been made in the form of restricted Holding Units or deferred cash (in 2010, deferred cash was an option available only to certain non-U.S. employees; this option was expanded to most employees in 2011). Prior to 2009, employees receiving deferred compensation awards allocated a portion of their awards to notional investments in company-sponsored investment products (primarily mutual funds). Increases in the value of the notional investments in company-sponsored investment products increase the company’s compensation liability to employees, while decreases in the value of the investments decrease the company’s liability. The company generally purchased an amount of these investments equivalent to the notional investments and held them in a consolidated rabbi trust to economically hedge its exposure to valuation changes on its future obligations. Mark-to-market gains or losses on these investments are recognized in investment gains and losses as they occur. However, prior to the amendments made to the deferred incentive compensation program in 2011, the impact of cumulative mark-to-market gains or losses was recognized as increases or decreases in compensation expense ratably over the remaining vesting period. As a result, there was not a direct correlation between current period deferred compensation-related investment gains or losses recognized in revenues and the amortization of cumulative mark-to-market investment gains or losses recognized in compensation expense. Although there can be significant volatility from period to period as the values of these investments change, if a participant remained employed by the company over the entire vesting period of the award, mark-to-market investment gains or losses recognized in revenues would, over that vesting period, equal mark-to-market investment gains or losses recognized in compensation expense. As a result of the 2011 amendments, mark-to-market investment gains or losses recognized in compensation expense will closely approximate mark-to-market investment gains and losses recognized in revenues.

Index

The investment gains and losses on deferred compensation-related investments recognized in net revenues as compared to the amortization of deferred compensation awards notionally invested in company-sponsored investment products are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in millions)

Investment gains (losses)	$(7.6)	$(1.6)	$8.0	$8.1

Amortization of awards notionally invested in company-sponsored investment products:
Original award	—	18.4	—	37.5
Prior periods’ mark-to-market	—	2.4	—	4.4
Current period mark-to-market	(7.0)	(1.5)	7.0	3.4
Total	(7.0)	19.3	7.0	45.3
Net operating income impact	$(0.6)	$(20.9)	$1.0	$(37.2)

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

Promotion and servicing expenses decreased $0.2 million and $1.1 million, respectively, during the three and six months ended June 30, 2012, compared to the corresponding periods in 2011. The decreases reflect lower travel and entertainment, trade execution and transfer fees due to the prior year’s increased business activity and new product launches, partially offset by higher distribution-related payments.

General and Administrative

General and administrative expenses include technology, professional fees, occupancy, communications and similar expenses. General and administrative expenses as a percentage of net revenues were 21.2% (20.1% excluding real estate charges) and 18.1% for the three months ended June 30, 2012 and 2011, respectively. General and administrative expenses increased $4.3 million, or 3.2%, during the second quarter of 2012 compared to the same period in 2011, primarily due to higher real estate charges of $6.8 million and higher legal expenses of $4.1 million, partially offset by lower technology expenses of $3.4 million and lower rent expense of $2.7 million (excluding real estate charges). For the six months ended June 30, 2012 and 2011, general and administrative expenses as a percentage of net revenues were 20.4% (19.2% excluding real estate charges) and 17.8%, respectively. General and administrative expenses increased $5.6 million, or 2.1%, during the first six months of 2012 compared to the same period in 2011, primarily due to higher real estate charges of $16.1 million, higher portfolio services expenses of $4.2 million and higher foreign currency losses of $1.9 million, partially offset by a cash receipt of $6.5 million in the first quarter of 2012 relating to the finalization of a claims processing contingency originally recorded in 2006, lower technology expenses of $6.3 million and lower rent expense of $5.4 million (excluding real estate charges).

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

Income tax expense for the three months ended June 30, 2012 decreased $2.4 million, or 29.2%, from the three months ended June 30, 2011. The decrease is primarily the result of lower pre-tax earnings, partially offset by a higher effective tax rate in the current year quarter of 7.4%, compared to 7.1% in the comparable prior-year quarter. Income tax expense for the six months ended June 30, 2012 decreased $5.8 million, or 31.3%, from the six months ended June 30, 2011. The decrease is primarily the result of lower pre-tax earnings and a lower effective tax rate in the current year of 7.0%, compared to 7.2% in the comparable prior-year period.

Index

Net Income (Loss) of Consolidated Entities Attributable to Non-Controlling Interests

Net income (loss) of consolidated entities attributable to non-controlling interests consists of limited partner interests owned by other investors representing 90% of the total limited partner interests in our consolidated venture capital fund. It also included the 50% interest owned by AXA and its subsidiaries in our consolidated joint venture in Australia through March 31, 2011, when we purchased the remaining 50% interest in the Australian joint venture for $21.4 million. During the second quarter of 2012, we had a $1.3 million net loss of consolidated entities attributable to non-controlling interests, due primarily to a $1.0 million net investment loss attributable to our consolidated venture capital fund. During the first six months of 2012, we had a $6.0 million net gain of consolidated entities attributable to non-controlling interests, due primarily to an $7.5 million net gain attributable to our consolidated venture capital fund.

CAPITAL RESOURCES AND LIQUIDITY

During the first six months of 2012, net cash provided by operating activities was $240.5 million, compared to $42.4 million during the corresponding 2011 period. The change was primarily due to lower net purchases of investments of $228.2 million, primarily related to broker-dealer investments and seed capital investments, and a lower increase in broker-dealer related net receivables and segregated U.S. Treasury bills of $167.1 million, reflecting Rule 15c3-3 requirements, partially offset by lower cash provided by net income of $179.1 million.

During the first six months of 2012, net cash used in investing activities was $7.9 million, compared to $36.0 million during the corresponding 2011 period. During 2011, we purchased the remaining 50% interest in our Australian joint venture for $21.4 million and we used $5.5 million of cash to purchase an equity portfolio business.

During the first six months of 2012, net cash used in financing activities was $390.3 million, compared to $282.8 million during the corresponding 2011 period. The increase reflects repayment of commercial paper of $169.7 million in the current quarter versus issuance of commercial paper of $89.7 million in the prior-year quarter, partially offset by lower distributions to the General Partner and unitholders of $136.7 million as a result of lower earnings (distributions on earnings are paid one quarter in arrears).

As of June 30, 2012, AllianceBernstein had $482.4 million of cash and cash equivalents, of which approximately 99% is comprised of cash on deposit for our broker dealers to comply with various regulatory capital levels and cash held by foreign entities for which a permanent investment election for U.S. tax purposes is taken. If the cash held at our foreign subsidiaries of $314.3 million, which includes cash on deposit for our foreign broker dealers, was to be repatriated to the U.S., we would be required to accrue and pay U.S. income taxes on these funds. Our intent is to permanently reinvest these earnings outside the U.S. We currently do not anticipate a liquidity need requiring a repatriation of these funds to the U.S.

Debt and Credit Facilities

At June 30, 2012 and December 31, 2011, AllianceBernstein had $275.9 million and $444.9 million, respectively, in commercial paper outstanding with weighted average interest rates of approximately 0.5% and 0.2%, respectively. The commercial paper and amounts outstanding under the 2012 Credit Facility described below are short term in nature and, as such, recorded value is estimated to approximate fair value. Average daily borrowings of commercial paper during the first six months of 2012 and the full-year 2011 were $483.2 million and $273.6 million, respectively, with weighted average interest rates of approximately 0.3% and 0.2%, respectively.

On December 9, 2010, AllianceBernstein entered into a committed, unsecured three-year senior revolving credit facility (the “2010 Credit Facility”) with a group of commercial banks and other lenders in an original principal amount of $1.0 billion with SCB LLC as an additional borrower. On January 17, 2012, the 2010 Credit Facility was amended and restated (“2012 Credit Facility”). The principal amount was amended to $900 million from the original principal amount of $1.0 billion. Also, the amendment increased the accordion feature from $250 million to $350 million. In addition, the maturity date of the 2010 Credit Facility was extended from December 9, 2013 to January 17, 2017. There were no other significant changes in terms and conditions included in this amendment. Effective as of July 13, 2012, through the exercise of the commitment increase provisions of the 2012 Credit Facility, the principal amount was increased from $900 million to $1.0 billion. With this increase, the 2012 Credit Facility provides for possible increases in the principal amount by up to an aggregate incremental amount of $250 million (“accordion feature”), any such increase being subject to the consent of the affected lenders.

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

As of June 30, 2012 and December 31, 2011, we had no amounts outstanding under the 2012 Credit Facility. During the first six months of 2012, we did not draw upon the 2012 Credit Facility. During the full-year 2011, $40.0 million was outstanding for one day in February (with an interest rate of 1.3%) resulting in average daily borrowings of $0.1 million under the 2010 Credit Facility.

In addition, SCB LLC has five uncommitted lines of credit with four financial institutions. Two of these lines of credit permit us to borrow up to an aggregate of approximately $200.0 million while three lines have no stated limit. During May 2012, AllianceBernstein was named an additional borrower under a $100.0 million SCB uncommitted line of credit. As of June 30, 2012, there were no loans outstanding. During the second quarter of 2012, $5.0 million was outstanding for one day with an interest rate of 1.4%.

As of June 30, 2012 and December 31, 2011, we had no uncommitted bank loans outstanding. Average daily borrowings of uncommitted bank loans during the first six months of 2012 and full-year 2011 were $19.7 million and $6.4 million, respectively, with weighted average interest rates of approximately 1.2% and 1.3%, respectively.

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

Index

Goodwill

As of June 30, 2012, goodwill of $3.0 billion on the condensed consolidated statement of financial condition included $2.8 billion as a result of the Bernstein Transaction and $154 million in regard to various smaller acquisitions. We have determined that AllianceBernstein has only one reporting segment and reporting unit.

We test our goodwill annually, as of September 30, for impairment. As of September 30, 2011, the impairment test indicated that goodwill was not impaired. The carrying value of goodwill is also reviewed if facts and circumstances occur that suggest possible impairment, such as significant declines in assets under management, revenues, earnings or the price of a Holding Unit. During the second quarter of 2012, the Holding Unit price was below our June 30, 2012 book value per unit for most of the quarter and as of the end of the quarter. As a result, we re-performed step one of the goodwill impairment test as of June 30, 2012.

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

During the second quarter of 2012, AllianceBernstein estimated its fair value under both the market approach and income approach. The types of assumptions and methodologies used under both approaches are consistent with those used in impairment tests performed in prior years. Under the market approach, the fair value of the reporting unit was based on its unadjusted market valuation (AllianceBernstein Units outstanding multiplied by the price of a Holding Unit) and adjusted market valuations assuming a control premium and earnings multiples. The price of a publicly-traded AllianceBernstein Holding Unit serves as a reasonable starting point for valuing an AllianceBernstein Unit because each represents the same fractional interest in our underlying business. On an unadjusted basis, AllianceBernstein’s fair value per unit as of June 30, 2012 was $12.69 (the price of a Holding Unit as of that date) as compared to its carrying value, or book value, of $14.62 per unit. Also under the market approach, we assumed a control premium of 20% for the reporting unit, which was determined based on an analysis of control premiums for relevant recent acquisitions, as well as comparable industry earnings multiples applied to our current earnings forecast. A control premium of 15% was sufficient for fair value to exceed carrying value. Under the income approach, the fair value of the reporting unit was based on the present value of estimated future cash flows. Determining estimated fair value using a discounted cash flow valuation technique consists of applying business growth rate assumptions over the estimated life of the goodwill asset and then discounting the resulting expected cash flows using an estimated weighted average cost of capital of market participants to arrive at a present value amount that approximates fair value. In our tests, our discounted expected cash flow model used management’s current five-year business plan, which factored in current market conditions and all material events that had impacted, or that we believed at the time could potentially impact, future expected cash flows and a declining annual growth rate thereafter for three years before using a terminal value growth rate. We ran multiple discounted cash flow analyses under several scenarios. We used a weighted average cost of equity ranging from 7% to 10% as the discount rate. We used a cost of equity rate, as opposed to a cost of capital, due to using net income in our expected cash flow model (as a result of generally distributing 100% of our earnings). The cost of debt is already factored into the net income projections. We used terminal value growth rates ranging from 2% to 4%, and we used our business plan growth rates as a base case and at stressed levels approximately 50% lower, as a result of current economic uncertainty and market dynamics.

Management considered the results of the market approach and income approach analysis performed along with a number of other factors (including current market conditions) and determined that AllianceBernstein’s fair value exceeded its carrying value as of June 30, 2012 by approximately 4% using the market approach, and by more than 10% using the income approach (using the most stressed scenarios). As such, no goodwill impairment existed and the second step of the goodwill impairment test was not required.

As a result of increased economic uncertainty and current market dynamics, determining whether an impairment of the goodwill asset exists is increasingly difficult and requires management to exercise significant judgment. In addition, to the extent that securities valuations are depressed for prolonged periods of time and market conditions stagnate or worsen as a result of global economic and debt fears and the threat of another financial crisis, or if we continue to experience significant net redemptions, our assets under management, revenues, profitability and unit price may continue to be adversely affected. Although the price of a Holding Unit is just one factor in the calculation of fair value, if current Holding Unit price levels decline further, reaching the conclusion that fair value exceeds carrying value will, over time, become more difficult. In addition, control premiums, industry earnings multiples and discount rates are impacted by economic conditions. As a result, subsequent impairment tests may be more frequent and be based upon more negative assumptions and future cash flow projections, which may result in an impairment of this asset. Any impairment could reduce materially the recorded amount of goodwill with a corresponding charge to our earnings.

Index

Retirement Plan

We maintain a qualified, noncontributory, defined benefit retirement plan covering current and former employees who were employed by the Company in the United States prior to October 2, 2000. Service and compensation after December 31, 2008 are not taken into account in determining participants’ retirement benefits. The amounts recognized in the consolidated financial statements related to the retirement plan are determined from actuarial valuations. Inherent in these valuations are assumptions, including expected return on plan assets, discount rates at which liabilities could be settled, rates of annual salary increases and mortality rates. The assumptions are reviewed annually and may be updated to reflect the current environment. Key assumptions are described in Note 15 to AllianceBernstein’s consolidated financial statements in our Form 10-K for the year ended December 31, 2011. In accordance with U.S. generally accepted accounting principles, actual results that differ from those assumed are accumulated and amortized over future periods and, therefore, affect expense recognized and liabilities recorded in future periods.

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

Index

•
The possible impairment of goodwill in the future: As a result of increased economic uncertainty and current market dynamics, determining whether an impairment of the goodwill asset exists is increasingly difficult and requires management to exercise significant judgment. In addition, to the extent that securities valuations are depressed for prolonged periods of time and market conditions stagnate or worsen as a result of global economic and debt fears and the threat of another financial crisis, or if we continue to experience significant net redemptions, our AUM, revenues, profitability and unit price may continue to be adversely affected. Although the price of a Holding Unit is just one factor in the calculation of fair value, if current Holding Unit price levels decline further, reaching the conclusion that fair value exceeds carrying value will, over time, become more difficult. As a result, subsequent impairment tests may be more frequent and based upon more negative assumptions and future cash flow projections, which may result in an impairment of this asset. Any impairment could reduce materially the recorded amount of goodwill with a corresponding charge to our earnings.

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

•
Our belief that our plan to reduce our real estate footprint will be effective in meaningfully improving our cost structure, even if current weak market conditions persist, and will play an important role in positioning our firm for a stronger future: The charges that we expect to begin recording during the second half of 2012 and our estimates of reduced occupancy costs in future years are based on our current assumptions regarding sublease marketing periods, costs to prepare the properties to market, market rental rates, broker commissions and subtenant allowances/incentives, all of which are factors largely beyond our control. If our assumptions prove to be incorrect, we may be forced to record an additional charge and/or our estimated occupancy cost reduction may be less than we currently project.

In addition, changes and volatility in political, economic, capital market or industry conditions can result in changes in demand for our products and services or impact the value of our AUM, all of which may adversely affect our results of operations. The actual performance of the capital markets and other factors beyond our control will affect our investment success for clients and asset flows. Furthermore, improved flows depend on a number of factors, including our ability to deliver consistent, competitive investment performance, which cannot be assured, conditions of financial markets, consultant recommendations, and changes in our clients’ investment preferences, risk tolerances and liquidity needs.

OTHER INFORMATION

With respect to the unaudited condensed consolidated interim financial information of AllianceBernstein for the three months and six months ended June 30, 2012 included in this quarterly report on Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated August 2, 2012 appearing herein states that they did not audit and they do not express an opinion on the unaudited condensed consolidated interim financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended (“Securities Act”) for their report on the unaudited condensed consolidated interim financial information because that report is not a “report” or a “part” of registration statements prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Securities Act.

Index

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to AllianceBernstein’s market risk for the quarter ended June 30, 2012.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the second quarter of 2012 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The following table provides information relating to any AllianceBernstein Units bought by AllianceBernstein in the quarter covered by this report:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of AllianceBernstein Units Purchased	(b) Average Price Paid Per AllianceBernstein Unit, net of Commissions	(c) Total Number of AllianceBernstein Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of AllianceBernstein Units that May Yet Be Purchased Under the Plans or Programs
4/1/12 - 4/30/12	—	$—	—	—
5/1/12 - 5/31/12	—	—	—	—
6/1/12 - 6/30/12(1)	219,681	12.65	—	—
Total	219,681	$12.65	—	—

(1) During June 2012, we purchased 219,681 AllianceBernstein Units in private transactions.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

15.1	Letter from PricewaterhouseCoopers LLP, our independent registered public accounting firm, regarding unaudited interim financial information.

31.1	Certification of Mr. Kraus furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Mr. Weisenseel furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of Mr. Kraus furnished for the purpose of complying with Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification of Mr. Weisenseel furnished for the purpose of complying with Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: August 2, 2012	ALLIANCEBERNSTEIN L.P.

	By:	/s/ John C. Weisenseel
John C. Weisenseel
Chief Financial Officer