Form 10-Q
period 2012-09-30
ALLIANCEBERNSTEIN L.P.
filed 2012-10-24
CIK 1109448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The number of units of limited partnership interest outstanding as of September 30, 2012 was 277,609,101.

ALLIANCEBERNSTEIN L.P.

Index

Part I

FINANCIAL INFORMATION

Item 1.	Financial Statements

ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition
(in thousands, except unit amounts)

	September 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Cash and cash equivalents	$610,568	$638,681
Cash and securities segregated, at fair value (cost: $948,234 and $1,279,779)	948,307	1,279,855
Receivables, net:
Brokers and dealers	242,224	291,276
Brokerage clients	925,615	782,697
Fees	245,645	265,248
Investments:
Deferred compensation-related	151,757	176,370
Other	574,816	618,924
Furniture, equipment and leasehold improvements, net	210,080	273,104
Goodwill	2,954,327	2,954,327
Intangible assets, net	174,202	190,000
Deferred sales commissions, net	95,593	59,999
Other assets	183,022	177,908
Total assets	$7,316,156	$7,708,389

LIABILITIES AND CAPITAL
Liabilities:
Payables:
Brokers and dealers	$264,984	$279,655
Securities sold not yet purchased	25,371	39,307
Brokerage clients	1,617,260	1,895,972
AllianceBernstein mutual funds	110,633	122,151
Accounts payable and accrued expenses	490,913	362,570
Accrued compensation and benefits	615,030	534,344
Debt	241,337	444,903
Total liabilities	3,365,528	3,678,902
Commitments and contingencies (See Note 9)

Capital:
General Partner	41,767	42,632
Limited partners: 277,609,101 and 277,847,588 units issued and outstanding	4,220,063	4,306,760
Capital contributions receivable from General Partner	(10,175)	(12,135)
Holding Units held for deferred compensation plans	(314,373)	(323,382)
Accumulated other comprehensive loss	(32,840)	(38,413)
Partners’ capital attributable to AllianceBernstein Unitholders	3,904,442	3,975,462
Non-controlling interests in consolidated entities	46,186	54,025
Total capital	3,950,628	4,029,487
Total liabilities and capital	$7,316,156	$7,708,389

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Income
 (in thousands, except per unit amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Revenues:
Investment advisory and services fees	$466,294	$470,128	$1,319,697	$1,493,443
Bernstein research services	100,637	118,134	309,988	345,367
Distribution revenues	103,643	87,913	287,760	269,012
Dividend and interest income	5,071	4,958	14,458	14,976
Investment gains (losses)	7,210	(66,286)	27,316	(78,906)
Other revenues	26,154	27,204	75,283	83,167
Total revenues	709,009	642,051	2,034,502	2,127,059
Less: Interest expense	851	522	2,372	2,146
Net revenues	708,158	641,529	2,032,130	2,124,913

Expenses:
Employee compensation and benefits	300,869	283,226	876,233	948,795
Promotion and servicing:
Distribution-related payments	94,779	76,323	260,768	229,636
Amortization of deferred sales commissions	10,658	9,186	29,096	29,383
Other	47,514	52,821	149,023	166,281
General and administrative:
General and administrative	135,729	129,299	389,949	394,011
Real estate charges	168,086	6,905	184,142	6,941
Interest on borrowings	877	610	2,602	1,915
Amortization of intangible assets	5,467	5,443	16,146	16,174
Total expenses	763,979	563,813	1,907,959	1,793,136

Operating (loss) income	(55,821)	77,716	124,171	331,777

Income taxes	(7,572)	5,180	4,969	23,432

Net (loss) income	(48,249)	72,536	119,202	308,345

Net (loss) income of consolidated entities attributable to non-controlling interests	(4,003)	(18,445)	1,985	(33,247)

Net (loss) income attributable to AllianceBernstein Unitholders	$(44,246)	$90,981	$117,217	$341,592

Net (loss) income per AllianceBernstein Unit:
Basic	$(0.16)	$0.32	$0.42	$1.22
Diluted	$(0.16)	$0.32	$0.42	$1.21

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net (loss) income	$(48,249)	$72,536	$119,202	$308,345
Other comprehensive income (loss), before taxes:
Foreign currency translation adjustments	6,197	(11,790)	4,186	1,514
Unrealized gains on investments:
Unrealized gains (losses) arising during period	321	(921)	1,091	(333)
Less: reclassification adjustment for gains (losses) included in net income	(45)	40	(27)	(88)
Change in unrealized gains (losses) on investments	366	(961)	1,118	(245)
Changes in employee benefit related items:
Amortization of transition asset	(35)	(35)	(107)	(107)
Amortization of prior service cost	26	27	80	80
Recognized actuarial loss (gain)	211	(34)	365	50
Other comprehensive (loss) income, before taxes	6,765	(12,793)	5,642	1,292
Income tax expense	(390)	(415)	(59)	(1,104)
Other comprehensive income (loss), after taxes	6,375	(13,208)	5,583	188
Less: Comprehensive (loss) income in consolidated entities attributable to non-controlling interests	(3,933)	(18,571)	1,994	(33,660)
Comprehensive (loss) income attributable to AllianceBernstein Unitholders	$(37,941)	$77,899	$122,791	$342,193

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

ALLIANCEBERNSTEIN L.P. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2012	2011

Cash flows from operating activities:
Net income	$119,202	$308,345
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred sales commissions	29,096	29,383
Amortization of non-cash deferred compensation	11,996	125,457
Depreciation and other amortization	59,968	62,981
Unrealized (gains) losses on deferred compensation-related investments	(15,128)	23,168
Unrealized (gains) losses on consolidated venture capital fund	(13,433)	35,511
Unrealized (gains) losses on other investments	(36,061)	37,000
Real estate asset write-off charge	33,017	4,639
Other, net	(248)	(10,789)
Changes in assets and liabilities:
Decrease (increase) in segregated cash and securities	331,548	(83,940)
(Increase) in receivables	(32,660)	(17,032)
Decrease (increase) in investments	134,197	(189,975)
(Increase) in deferred sales commissions	(64,690)	(16,417)
(Increase) in other assets	(3,583)	(7,663)
(Decrease) increase in payables	(361,005)	104,948
Increase (decrease) in accounts payable and accrued expenses	129,750	(3,061)
Increase in accrued compensation and benefits	209,499	104,388
Net cash provided by operating activities	531,465	506,943

Cash flows from investing activities:
Purchases of investments	(96)	(17)
Proceeds from sales of investments	423	2,916
Purchases of furniture, equipment and leasehold improvements	(15,479)	(26,664)
Proceeds from sales of furniture, equipment and leasehold improvements	3,221	1,233
Purchases of businesses, net of cash acquired	—	(26,884)
Net cash used in investing activities	(11,931)	(49,416)

Cash flows from financing activities:
(Repayment) of commercial paper, net	(204,716)	(65,426)
Proceeds from bank loans	—	8,000
(Decrease) in overdrafts payable	(1,318)	(1,262)
Distributions to General Partner and unitholders	(206,694)	(385,208)
Distributions to non-controlling interests in consolidated entities	(9,833)	(1,846)
Capital contributions from General Partner	2,522	2,669
Additional investments by Holding from distributions paid to AllianceBernstein consolidated rabbi trust	6,071	3,371
Additional investments by Holding with proceeds from exercise of compensatory options to buy Holding Units	—	1,476
Purchases of Holding Units to fund deferred compensation plan awards, net	(134,937)	(145,559)
Purchases of AllianceBernstein Units	(3,049)	(4,565)
Debt issuance costs	(1,933)	(69)
Other	(24)	(51)
Net cash used in financing activities	(553,911)	(588,470)

Effect of exchange rate changes on cash and cash equivalents	6,264	(545)

Net (decrease) in cash and cash equivalents	(28,113)	(131,488)
Cash and cash equivalents as of beginning of the period	638,681	650,191
Cash and cash equivalents as of end of the period	$610,568	$518,703

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2012
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

Our high-quality, in-depth research is the foundation of our business. Our research disciplines include fundamental, quantitative and economic research and currency forecasting. In addition, we have created several specialized research initiatives, including research examining global strategic developments that can affect multiple industries and geographies.

We provide a broad range of investment services with expertise in:

•	Value equities, generally targeting stocks that are out of favor and considered undervalued;

•	Growth equities, generally targeting stocks with under-appreciated growth potential;

•	Fixed income securities, including taxable and tax-exempt securities;

•	Blend strategies, combining style-pure investment components with systematic rebalancing;

•	Passive management, including index and enhanced index strategies;

•	Alternative investments, including hedge funds, fund of funds, currency management strategies and private equity (e.g., direct real estate investing); and

•	Asset allocation services, including dynamic asset allocation, customized target date funds, target risk funds and other strategies tailored to help clients meet their investment goals.

We provide these services using various investment disciplines, including market capitalization (e.g., large-, mid- and small-cap equities), term (e.g., long-, intermediate- and short-duration debt securities), and geography (e.g., U.S., international, global and emerging markets), as well as local and regional disciplines in major markets around the world.

As of September 30, 2012, AXA, a société anonyme organized under the laws of France and the holding company for an international group of insurance and related financial services companies, through certain of its subsidiaries (“AXA and its subsidiaries”) owned approximately 1.4% of the issued and outstanding units representing assignments of beneficial ownership of limited partnership interests in AllianceBernstein Holding L.P. (“Holding Units”).

Index

As of September 30, 2012, the ownership structure of AllianceBernstein, expressed as a percentage of general and limited partnership interests, was as follows:

AXA and its subsidiaries	61.0%
Holding	37.5
Unaffiliated holders	1.5
100.0%

AllianceBernstein Corporation (an indirect wholly-owned subsidiary of AXA, “General Partner”) is the general partner of both AllianceBernstein Holding L.P. (“Holding”) and AllianceBernstein. AllianceBernstein Corporation owns 100,000 general partnership units in Holding and a 1% general partnership interest in AllianceBernstein. Including both the general partnership and limited partnership interests in Holding and AllianceBernstein, AXA and its subsidiaries had an approximate 64.2% economic interest in AllianceBernstein as of September 30, 2012.

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

Recently Adopted Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurement. The changes to the existing guidance included how and when the valuation premise of highest and best use applies, the application of premiums and discounts, as well as new required disclosures (included in Note 8). We adopted this standard on January 1, 2012 and there was no material impact on our consolidated financial statements.

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

Index

During the second quarter of 2012, we revised prior period amounts recorded for Holding’s cash distributions to us on unallocated Holding Units held in our consolidated rabbi trust from due to Holding to additional investments by Holding in AllianceBernstein in partners’ capital in the condensed consolidated statements of financial condition. In addition, changes in due to Holding included in cash flows from operating activities in prior periods are now presented as additional investments by Holding in AllianceBernstein included in cash flows from financing activities. As of March 31, 2012, the cumulative impact of the revision on partners’ capital in the condensed consolidated statement of financial condition was $8.8 million and the impact of the revision for the full year 2011 in the consolidated statement of cash flows was $5.7 million. Management concluded that the revision did not, individually or in the aggregate, result in a material misstatement of AllianceBernstein’s consolidated financial statements for any prior period.

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

As of September 30, 2012, we were the investment manager for five CDOs that met the definition of a VIE due primarily to the lack of unilateral decision-making authority of the equity holders. The CDOs are alternative investment vehicles created for the sole purpose of issuing collateralized debt instruments that offer investors the opportunity for returns that vary with the risk level of their investment. Our management fee structure for these CDOs typically will include a senior management fee, and also may include subordinated and incentive management fees. We hold no equity interest in any of these CDOs. For each of the CDOs, we evaluated the management fee structure, the current and expected economic performance of the entities and other provisions included in the governing documents of the CDOs that might restrict or guarantee an expected loss or residual return. In accordance with ASC 810, we concluded that our investment management contract does not represent a variable interest in four of the five CDOs. As such, we are not required to consolidate these entities.

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

In evaluating criteria (2), we considered all facts regarding the design, terms and characteristics of the CDO and concluded that we do not meet the criteria. Our conclusion was based on the following quantitative and qualitative factors: (a) we have no involvement with the CDO beyond providing investment management services, (b) we hold no equity or debt interests in the CDO, (c) we are not a transferor of any of the assets of the CDO, (d) our expected aggregate fees in future periods are insignificant relative to the expected cash flows of the CDO, (e) the variability of our expected fees in relation to the expected cash flows of the CDO is insignificant, (f) our maximum exposure to loss for the CDO is our investment management fee, which is based upon the fair value of the CDO’s assets, (g) the CDO has no recourse against us for any losses sustained in the CDO structure, (h) we have not provided, nor expect to provide, any financial or other support to the CDO, and (i) there are no liquidity arrangements, guarantees and/or other commitments by third parties that would impact our variable interest in the CDO. As such, we do not have a controlling financial interest in the CDO and we should not consolidate the CDO into our consolidated financial statements. The cash, collateral investments (at fair value) and notes payable (at amortized cost) as of September 30, 2012 of this CDO were $30.5 million, $298.0 million and $317.1 million, respectively.

For the entities that meet the scope deferral, management reviews its agreements quarterly and its investments in, and other financial arrangements with, certain entities that hold client assets under management (“AUM”) to determine the variable interest entities that the company is required to consolidate. These entities include certain mutual fund products, hedge funds, structured products, group trusts, collective investment trusts and limited partnerships. We earn investment management fees on AUM of these entities, but we derive no other benefit from the AUM and cannot use them in our operations.

Index

As of September 30, 2012, we have significant variable interests in certain structured products and hedge funds with approximately $22.3 million in AUM. However, these variable interest entities do not require consolidation because management has determined that we are not the primary beneficiary of the expected losses or expected residual returns of these entities. Our maximum exposure to loss is limited to our investment of $0.1 million in these entities.

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

As of September 30, 2012, goodwill of $3.0 billion on the condensed consolidated statement of financial condition included $2.8 billion as a result of the Bernstein Transaction and $154 million in regard to various smaller acquisitions. We have determined that AllianceBernstein has only one reporting segment and reporting unit.

We test our goodwill annually, as of September 30, for impairment. As of September 30, 2012, the impairment test indicated that goodwill was not impaired. The carrying value of goodwill is also reviewed if facts and circumstances occur that suggest possible impairment, such as significant declines in assets under management, revenues, earnings or the price of a Holding Unit.

The impairment test is a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of AllianceBernstein, the reporting unit, with its carrying value, including goodwill. If the fair value of the reporting unit exceeds its carrying value, goodwill is considered not impaired and the second step of the impairment test is not performed. However, if the carrying value of the reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step compares the implied fair value of the reporting unit to the aggregated fair values of its individual assets and liabilities to determine the amount of impairment, if any.

Index

During the third quarter of 2012, AllianceBernstein estimated its fair value under both the market approach and the income approach. The types of assumptions and methodologies used under both approaches were consistent with those used in impairment tests performed in prior periods. Under the market approach, the fair value of the reporting unit was based on its unadjusted market valuation (AllianceBernstein Units outstanding multiplied by the price of a Holding Unit) and adjusted market valuations assuming a control premium and earnings multiples. The price of a publicly-traded AllianceBernstein Holding Unit serves as a reasonable starting point for valuing an AllianceBernstein Unit because each represents the same fractional interest in our underlying business. On an unadjusted basis, AllianceBernstein’s fair value per unit as of September 30, 2012 was $15.41 (the price of a Holding Unit as of that date) as compared to its carrying value, or book value, of $14.09 per unit. Also under the market approach, we typically assume a control premium of 10% - 20% for the reporting unit, which was determined based on an analysis of control premiums for relevant recent acquisitions, as well as comparable industry earnings multiples applied to our current earnings forecast. A control premium was not needed in this analysis for fair value to exceed carrying value. Under the income approach, the fair value of the reporting unit was based on the present value of estimated future cash flows. Determining estimated fair value using a discounted cash flow valuation technique consists of applying business growth rate assumptions over the estimated life of the goodwill asset and then discounting the resulting expected cash flows using an estimated weighted average cost of capital of market participants to arrive at a present value amount that approximates fair value. In our tests, our discounted expected cash flow model used management’s current five-year business plan, which factored in current market conditions and all material events that had impacted, or that we believed at the time could potentially impact, future expected cash flows and a declining annual growth rate thereafter for three years before using a terminal value growth rate. We ran multiple discounted cash flow analyses under several scenarios. We used a weighted average cost of equity ranging from 7% to 10% as the discount rate. We used a cost of equity rate, as opposed to a cost of capital, due to using net income in our expected cash flow model (as a result of generally distributing 100% of our earnings). The cost of debt is already factored into the net income projections. We used terminal value growth rates ranging from 2% to 4%, and we used our business plan growth rates as a base case and at stressed levels approximately 50% lower, as a result of current economic uncertainty and market dynamics.

Management considered the results of the market approach and income approach analysis performed along with a number of other factors (including current market conditions) and determined that AllianceBernstein’s fair value exceeded its carrying value as of September 30, 2012 by approximately 9% using the market approach (on an unadjusted basis), and by more than 50% using the income approach (using the most stressed scenarios). As such, no goodwill impairment existed and the second step of the goodwill impairment test was not required.

As a result of increased economic uncertainty and current market dynamics, determining whether an impairment of the goodwill asset exists is increasingly difficult and requires management to exercise significant judgment. In addition, to the extent that securities valuations are depressed for prolonged periods of time and market conditions stagnate or worsen as a result of global economic and debt fears and the threat of another financial crisis, or if we continue to experience significant net redemptions, our AUM, revenues, profitability and unit price may continue to be adversely affected. Although the price of a Holding Unit is just one factor in the calculation of fair value, if current Holding Unit price levels decline significantly, reaching the conclusion that fair value exceeds carrying value will, over time, become more difficult. In addition, control premiums, industry earnings multiples and discount rates are impacted by economic conditions. As a result, subsequent impairment tests may be more frequent and be based upon more negative assumptions and future cash flow projections, which may result in an impairment of this asset. Any impairment could reduce materially the recorded amount of goodwill, with a corresponding charge to our earnings.

Intangible Assets, Net

Intangible assets consist primarily of costs assigned to acquired investment management contracts of SCB Inc. based on their estimated fair value at the time of acquisition, less accumulated amortization. As of September 30, 2012, intangible assets, net of accumulated amortization, of $174.2 million on the condensed consolidated statement of financial condition was composed of $171.7 million of definite-lived intangible assets subject to amortization, of which $165.6 million relates to the Bernstein Transaction, and $2.5 million of indefinite-lived intangible assets not subject to amortization in regard to a smaller acquisition. Intangible assets are recognized at fair value and are generally amortized on a straight-line basis over their estimated useful life of approximately 20 years. The gross carrying amount of intangible assets totaled $425.1 million as of September 30, 2012 and $424.7 million as of December 31, 2011, and accumulated amortization was $250.9 million as of September 30, 2012 and $234.7 million as of December 31, 2011, resulting in the net carrying amount of intangible assets of $174.2 million as of September 30, 2012 and $190.0 million as of December 31, 2011. Amortization expense was $5.5 million and $5.4 million for the three months ended September 30, 2012 and 2011, respectively, and $16.1 million and $16.2 million for the nine months ended September 30, 2012 and 2011, respectively. Estimated annual amortization expense for each of the next five years is approximately $22 million.

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

Index

Deferred Compensation Plans

We maintain several unfunded, non-qualified deferred compensation plans under which annual awards to employees are made generally in the fourth quarter.

For awards made before 2009, participants were permitted to allocate their awards: (i) among notional investments in Holding Units, certain of the investment services we provided to our clients and a money market fund or (ii) under limited circumstances, in options to buy Holding Units.

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

·	We engaged in open-market purchases of Holding Units, or purchased newly-issued Holding Units from Holding, that were awarded to participants and held them in a consolidated rabbi trust.

·	Upon vesting, awards are distributed to participants unless the participant has made a voluntary long-term election to defer receipt.

·	Quarterly cash distributions on vested and unvested Holding Units are paid currently to participants, regardless of whether or not a long-term deferral election has been made.

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

·	We engaged in open-market purchases of Holding Units, or purchased newly-issued Holding Units from Holding, that were awarded to participants and held in a consolidated rabbi trust.

·	Quarterly distributions on vested and unvested Holding Units are paid currently to participants, regardless of whether or not a long-term deferral election has been made.

·	Interest on deferred cash is accrued monthly based on our monthly weighted average cost of funds.

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

As a result of this change, we recorded a one-time, non-cash charge of $587.1 million in the fourth quarter of 2011 for all unrecognized deferred incentive compensation on the amended outstanding awards from prior years. In addition, upon approval and communication of the dollar value of the 2011 awards in December 2011, we recorded 100% of the expense associated with our 2011 deferred incentive compensation awards of $159.9 million. In January 2012, 8.7 million restricted Holding Units held in the consolidated rabbi trust were awarded for the 2011 awards and we reclassified $130.3 million of the liability to partners’ capital as equity-based awards.

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

We fund our restricted Holding Unit awards either by purchasing Holding Units on the open market or purchasing newly-issued Holding Units from Holding, all of which are held in a consolidated rabbi trust until they are distributed to employees upon vesting. In accordance with the AllianceBernstein Partnership Agreement, when AllianceBernstein purchases newly-issued Holding Units from Holding, Holding is required to use the proceeds it receives from AllianceBernstein to purchase the equivalent number of newly-issued AllianceBernstein Units, thus increasing its percentage ownership interest in AllianceBernstein. Holding Units held in the consolidated rabbi trust are corporate assets in the name of the trust and are available to the general creditors of AllianceBernstein.

During the third quarter and the first nine months of 2012, we purchased 2.9 million and 9.5 million Holding Units for $39.8 million and $134.9 million, respectively. These amounts reflect open-market purchases of 2.8 million and 9.2 million Holding Units for $38.8 million and $129.4 million, respectively, with the remainder relating to purchases of Holding Units from employees to allow them to fulfill statutory tax withholding requirements at the time of distribution of long-term incentive compensation awards, offset by Holding Units purchased by employees as part of a distribution reinvestment election.

During each of the second and third quarters of 2012, we adopted a plan to repurchase Holding Units pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (“Exchange Act”). A Rule 10b5-1 plan allows a company to repurchase its shares at times when it otherwise might be prevented from doing so because of self-imposed trading blackout periods and because it possesses material non-public information. The broker we selected has the authority under the terms and limitations specified in the plan to repurchase Holding Units on our behalf in accordance with the terms of the plan. Repurchases are subject to SEC regulations as well as certain price, market volume and timing constraints specified in the plan. The plan adopted during the third quarter of 2012 does not specify an aggregate limitation and expires at the close of business on October 24, 2012. We intend to adopt additional Rule 10b5-1 plans so that we can continue to engage in open-market purchases of Holding Units to help fund anticipated obligations under our incentive compensation award program and for other corporate purposes.

Index

We granted to employees and Eligible Directors 11.9 million restricted Holding Unit awards (including 2.7 million granted in June 2012 to Peter Kraus, our Chief Executive Officer, in connection with his extended employment agreement and 8.7 million granted in January 2012 for 2011 year-end awards) during the first nine months of 2012. To fund these awards, we allocated previously repurchased Holding Units that had been held in the consolidated rabbi trust. The 2011 incentive compensation awards allowed most employees to allocate their awards between restricted Holding Units and deferred cash. As a result, 8.7 million restricted Holding Unit awards for the December 2011 awards were awarded and allocated as such within the consolidated rabbi trust in January 2012. There were approximately 11.8 million unallocated Holding Units remaining in the consolidated rabbi trust as of September 30, 2012.

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

On October 24, 2012, the General Partner declared a distribution of $115.0 million, or $0.41 per AllianceBernstein Unit, representing a distribution of Available Cash Flow for the three months ended September 30, 2012. The General Partner, as a result of its 1% general partnership interest, is entitled to receive 1% of each distribution. The distribution is payable on November 21, 2012 to holders of record on November 5, 2012.

3.	Real Estate Charges

During 2010, we performed a comprehensive review of our real estate requirements in New York in connection with our workforce reductions commencing in 2008. As a result, during 2010 we decided to sub-lease over 380,000 square feet in New York (over 75% of this space has been sublet) and largely consolidate our New York-based employees into two office locations from three. We recorded pre-tax real estate charges of $101.7 million in 2010 that reflected the net present value of the difference between the amount of our ongoing contractual operating lease obligations for this space and our estimate of current market rental rates ($76.2 million), as well as the write-off of leasehold improvements, furniture and equipment related to this space ($25.5 million). We periodically review our assumptions and estimates used in recording these charges. During 2011, we reduced our real estate liability by $3.5 million as a result of changes in our estimates. During the first six months of 2012, we recorded pre-tax real estate charges totaling $16.1 million, reflecting $8.8 million resulting from the abandonment of our leased New York City Data Center office space and $7.3 million resulting from a change in estimates relating to previously recorded real estate charges. The New York City Data Center charge consisted of the net present value of the difference between the amount of ongoing contractual operating lease obligations for this space and our estimate of current market rental rates ($7.1 million) and the write-off of leasehold improvements, furniture and equipment related to this space ($1.7 million).

During the third quarter of 2012, in an effort to further reduce our global real estate footprint, we completed a comprehensive review of our worldwide office locations and began implementing a space consolidation plan. As a result, our intention is to sub-lease approximately 510,000 square feet of office space, over 70% of which is additional New York office space, with the remainder being office space in London, Australia and various U.S. locations. We expect that the actions we intend to take going forward to vacate and market space for sublease will result over time in projected real estate charges of $225 million to $250 million, with the bulk of the charges occurring in the third and fourth quarters of 2012. These charges are in addition to the 2010 real estate charge for New York City office space discussed previously, and they will not affect our future quarterly distributions.

Index

During the third quarter of 2012, we recorded pre-tax real estate charges of $168.1 million, reflecting the net present value of the difference between the amount of our ongoing contractual operating lease obligations for this space and our estimate of current market rental rates ($131.8 million), as well as the write-off of leasehold improvements, furniture and equipment related to this space ($31.3 million), and changes in estimates relating to previously recorded real estate charges ($5.0 million). The following table summarizes the activity in the liability account relating to our 2010 and 2012 office space consolidation initiatives for the following periods:

	Nine Months Ended September 30, 2012	Twelve Months Ended December 31, 2011
	(in thousands)

Balance as of beginning of period	$71,164	$89,793
Expense incurred (credit)	151,125	(3,506)
Deferred rent	22,617	2,288
Payments made	(23,188)	(18,696)
Interest accretion	826	1,285
Balance as of end of period	$222,544	$71,164

4.	Net (Loss) Income Per Unit

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands, except per unit amounts)

Net (loss) income attributable to AllianceBernstein Unitholders	$(44,246)	$90,981	$117,217	$341,592

Weighted average units outstanding - basic	277,612	278,010	277,759	278,035
Dilutive effect of compensatory options to buy Holding Units	—	—	—	316
Weighted average units outstanding – diluted	277,612	278,010	277,759	278,351

Basic net (loss) income per AllianceBernstein Unit	$(0.16)	$0.32	$0.42	$1.22
Diluted net (loss) income per AllianceBernstein Unit	$(0.16)	$0.32	$0.42	$1.21

During the third quarter of 2012, we incurred a net loss of $44.2 million, primarily as a result of a pre-tax real estate charge of $168.1 million recorded in the third quarter of 2012 in regard to our global office space consolidation plan (see Note 3, Real Estate Charges).

For the three months and nine months ended September 30, 2012, we excluded 9,032,095 options from the diluted net (loss) income per unit computation due to their anti-dilutive effect. For the three months and nine months ended September 30, 2011, we excluded 9,590,691 and 4,307,713 options, respectively, from the diluted net (loss) income per unit computation due to their anti-dilutive effect.

5.	Cash and Securities Segregated Under Federal Regulations and Other Requirements

As of September 30, 2012 and December 31, 2011, $0.9 billion and $1.2 billion, respectively, of United States Treasury Bills were segregated in a special reserve bank custody account for the exclusive benefit of brokerage customers of SCB LLC under Rule 15c3-3 of the Exchange Act.

AllianceBernstein Investments, Inc. (“AllianceBernstein Investments”), an indirect wholly-owned subsidiary of AllianceBernstein and the distributor of company-sponsored mutual funds, maintains several special bank accounts for the exclusive benefit of customers. As of September 30, 2012 and December 31, 2011, $44.0 million and $39.9 million, respectively, of cash were segregated in these bank accounts.

Index

6.	Investments

Investments consist of:

	September 30, 2012	December 31, 2011
	(in thousands)

Available-for-sale (primarily seed capital)	$14,526	$13,883
Trading:
Deferred compensation-related	119,386	135,832
United States Treasury Bills	37,985	37,998
Seed capital	279,909	278,932
Equities and exchange-traded options	26,650	58,237
Investments in limited partnership hedge funds:
Deferred compensation-related	32,371	40,538
Seed capital	126,240	123,920
Consolidated private equity fund (10% seed capital)	50,038	58,749
Private equity (seed capital)	32,573	35,726
Other	6,895	11,479
Total investments	$726,573	$795,294

Total investments related to deferred compensation obligations of $151.8 million and $176.4 million as of September 30, 2012 and December 31, 2011, respectively, consist of company-sponsored mutual funds and hedge funds. We typically made investments in our services that were notionally elected by deferred compensation plan participants and maintained them in a consolidated rabbi trust or separate custodial account. The rabbi trust and custodial account enable us to hold such investments separate from our other assets for the purpose of settling our obligations to participants. The investments held in the rabbi trust and custodial account remain available to the general creditors of AllianceBernstein.

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

The following tables present the notional value and fair value as of September 30, 2012 and December 31, 2011 for derivative instruments not designated as hedging instruments:

	Fair Value
	Notional Value	Asset Derivatives	Liability Derivatives
	(in thousands)
September 30, 2012:
Exchange-traded futures	$103,400	$2,097	$32
Currency forwards	92,937	41	719
Interest rate swaps	95,355	326	1,370
Credit default swaps	104,240	2,376	2,582
Option swaps	263	260	250
Total return swaps	39,739	346	1,738
Total derivatives	$435,934	$5,446	$6,691

	Fair Value
	Notional Value	Asset Derivatives	Liability Derivatives
	(in thousands)
December 31, 2011:
Exchange-traded futures	$111,447	$127	$2,054
Currency forwards	38,330	358	227
Interest rate swaps	47,640	136	3,301
Credit default swaps	84,215	2,962	639
Total return swaps	38,148	38	1,038
Total derivatives	$319,780	$3,621	$7,259

As of September 30, 2012 and December 31, 2011, the derivative assets and liabilities are included in both receivables and payables to brokers and dealers on our condensed consolidated statements of financial condition.

The following table presents the gains and losses recognized in investment gains (losses) in the condensed consolidated statements of income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)

Exchange-traded futures	$(5,608)	$19,057	$(14,156)	$18,704
Currency forwards	(1,019)	736	165	533
Interest rate swaps	(699)	(4,664)	(1,422)	(5,374)
Credit default swaps	(3,751)	3,837	(7,102)	3,633
Options swaps	(222)	—	(311)	—
Total return swaps	(2,311)	7,289	(4,866)	6,166
Balance as of end of period	$(13,610)	$26,255	$(27,692)	$23,662

We may be exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments. We take steps to minimize our counterparty exposure through a credit review and approval process. In addition, we executed various collateral arrangements with counterparties to the over-the-counter derivative transactions that require both pledging and accepting collateral in the form of cash. As of September 30, 2012 and December 31, 2011, we held $1.7 million and $4.4 million, respectively, of cash collateral payable to trade counterparties. This obligation to return cash is reported in payables to brokers and dealers in our condensed consolidated statements of financial condition.

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

Index

Certain of our standardized contracts for over-the-counter derivative transactions (“ISDA Master Agreements”) contain credit risk related contingent provisions regarding each counterparty’s credit rating. In some ISDA Master Agreements, if a counterparty’s credit rating (or in some agreements, our AUM) falls below a specified threshold, either a default or a termination event permitting the counterparty to terminate the ISDA Master Agreement would be triggered. In all agreements that provide for collateralization, various levels of collateralization of net liability positions are applicable, depending on the credit rating of the counterparty. As of September 30, 2012 and December 31, 2011, we delivered $7.6 million and $14.7 million, respectively, of cash collateral into brokerage accounts, which is reported in cash and cash equivalents in our condensed consolidated statements of financial condition.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables summarize the valuation of our financial instruments by pricing observability levels as of September 30, 2012 and December 31, 2011:

	September 30, 2012
	Level 1	Level 2	Level 3	Total
	(in thousands)

Money markets	$311,174	$—	$—	$311,174
U.S. Treasury bills	—	942,338	—	942,338
U.K. Treasury bills	—	124	—	124
Equity securities
Growth	114,538	—	—	114,538
Value	42,672	91	—	42,763
Blend	65,238	—	—	65,238
Other(1)	23,765	11	—	23,776
Fixed Income securities
Taxable(2)	177,744	519	—	178,263
Tax-exempt(3)	5,602	783	—	6,385
Derivatives	2,097	3,349	—	5,446
Long exchange-traded options	9,508	—	—	9,508
Private equity	10,699	—	61,662	72,361
Total assets measured at fair value	$763,037	$947,215	$61,662	$1,771,914

Securities sold not yet purchased
Short equities – corporate	$18,830	$—	$—	$18,830
Short exchange-traded options	4,860	—	—	4,860
Other	1,681	—	—	1,681
Derivatives	32	6,659	—	6,691
Total liabilities measured at fair value	$25,403	$6,659	$—	$32,062

Index

	December 31, 2011
	Level 1	Level 2	Level 3	Total
	(in thousands)

Money markets	$340,548	$—	$—	$340,548
U.S. Treasury bills	—	1,277,944	—	1,277,944
U.K. Treasury bills	—	119	—	119
Equity securities
Growth	107,802	189	—	107,991
Value	60,096	9	—	60,105
Blend	118,208	—	—	118,208
Other(1)	45,583	—	—	45,583
Fixed Income securities
Taxable(2)	110,062	14,488	—	124,550
Tax-exempt(3)	15,366	743	—	16,109
Other	17	—	—	17
Derivatives	127	3,494	—	3,621
Long exchange-traded options	14,322	—	—	14,322
Private equity	11,592	—	64,466	76,058
Total assets measured at fair value	$823,723	$1,296,986	$64,466	$2,185,175

Securities sold not yet purchased
Short equities – corporate	$34,469	$—	$—	$34,469
Short exchange-traded options	3,567	—	—	3,567
Other	1,271	—	—	1,271
Derivatives	2,054	5,205	—	7,259
Total liabilities measured at fair value	$41,361	$5,205	$—	$46,566
________________
(1)	Primarily long positions in corporate equities traded through our options desk.
(2)	Primarily corporate and government securities.
(3)	Primarily municipal bonds.

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

•
Private equity: The valuation of non-public private equity investments owned by our consolidated venture capital fund requires significant management judgment due to the absence of quoted market prices, inherent lack of liquidity and the long-term nature of such investments. Private equity investments are valued initially at cost. The carrying values of private equity investments are adjusted either up or down from cost to reflect expected exit values as evidenced by financing and sale transactions with third parties, or when determination of a valuation adjustment is confirmed through ongoing review in accordance with our valuation policies and procedures. A variety of factors are reviewed and monitored to assess positive and negative changes in valuation including, but not limited to, current operating performance and future expectations of investee companies, industry valuations of comparable public companies, changes in market outlooks and the third party financing environment over time. In determining valuation adjustments resulting from the investment review process, particular emphasis is placed on current company performance and market conditions. Non-public equity investments are included in Level 3 of the valuation hierarchy because they trade infrequently and, therefore, their fair value is unobservable. Publicly-traded equity investments owned by our consolidated venture capital fund are included in Level 1 of the valuation hierarchy. If they contain trading restrictions, publicly-traded equity investments are included in Level 2 of the valuation hierarchy. One of our private securities went public in the first quarter of 2011 and, due to a trading restriction period, $3.6 million was transferred from a Level 3 classification to a Level 2 classification. During the second quarter of 2011, the trading restriction period for one of our public securities lapsed and, as a result, $20.6 million was transferred from a Level 2 classification to a Level 1 classification. During the third quarter of 2011, the trading restriction period for one of our public securities lapsed and, as a result, $3.7 million was transferred from a Level 2 classification to a Level 1 classification. During the first quarter of 2012, one of our private securities went public and, due to a trading restriction period, $13.5 million was transferred from a Level 3 classification to a Level 2 classification. During the third quarter of 2012, the trading restriction period for one of our public securities lapsed and, as a result, $6.0 million was transferred from a Level 2 classification to a Level 1 classification.

Index

•	Securities sold not yet purchased: Securities sold not yet purchased, primarily reflecting short positions in equities and exchange-traded options, are included in Level 1 of the valuation hierarchy.

The following table summarizes the change in carrying value associated with Level 3 financial instruments carried at fair value:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)

Balance as of beginning of period	$57,908	$59,524	$64,466	$59,414

Transfer (out) in, net	—	—	(13,548)	(3,588)
Purchases	3,467	577	7,300	7,993
Sales	—	(1)	(1,823)	(214)
Realized gains (losses), net	(8,379)	(246)	(7,524)	(3,106)
Unrealized gains (losses), net	8,666	(1,371)	12,791	(2,016)
Balance as of end of period	$61,662	$58,483	$61,662	$58,483

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

Index

The following table provides quantitative information about Level 3 fair value measurements:

	Fair Value as of September 30, 2012	Valuation Technique	Unobservable Input	Range
	(in thousands)
Private Equity:

Technology, Media and Telecommunications	$23,256	Market comparable companies	Revenue multiple	2.5 – 6
			Discount rate	18%
			Discount years	1 – 2

Healthcare and Cleantech	$14,871	Market comparable companies	Revenue multiple	0.7 – 45.9
			R&D multiple	1.3 – 37.4
			Discount for lack of marketability and risk factors	50-60%

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

We have one private equity investment, which is a venture capital fund (fair value of $22.3 million and unfunded commitment of $16.8 million as of September 30, 2012) investing in communications, consumer, digital media, healthcare and information technology markets. In addition, one of the investments included in our consolidated private equity fund (fair value of $1.2 million and unfunded commitment of $0.2 million as of September 30, 2012) is a venture capital fund investing in clean energy, resource and energy efficiency and other sustainable industries. The fair value of each of these investments has been estimated using the capital account balances provided by the partnerships. The interests in these partnerships cannot be redeemed.

Assets Measured at Fair Value on a Nonrecurring Basis

There were no impairments recognized for goodwill, intangible assets or other long-lived assets as of September 30, 2012.

9.	Commitments and Contingencies

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

Other

During 2009, we entered into a subscription agreement under which we committed to invest up to $40 million in a venture capital fund over a six-year period. In December 2011, we sold 12.5% of our funded interest and commitment to an unaffiliated third party for $2.0 million. As of September 30, 2012, we had funded $18.2 million, net of the sales proceeds, of our revised commitment of $35 million. In October 2012, we received a capital call of $1.1 million.

During 2010, as general partner of AllianceBernstein U.S. Real Estate L.P. (the “Real Estate Fund”), we committed to invest $25 million in the Real Estate Fund. As of September 30, 2012, we had funded $7.5 million of this commitment.

During the second quarter of 2012, we entered into an investment agreement under which we committed to invest up to $8 million in an oil and gas fund over a three-year period. As of September 30, 2012, we had funded $5.4 million of this commitment. In October 2012, we received a capital call of $1.6 million.

10.	Qualified Employee Benefit Plans

We maintain a qualified profit sharing plan covering U.S. employees and certain foreign employees. Employer contributions are discretionary and generally limited to the maximum amount deductible for federal income tax purposes.

We maintain several defined contribution plans for foreign employees in our subsidiaries in the United Kingdom, Australia, Japan and other locations outside the United States. Employer contributions are generally consistent with regulatory requirements and tax limits. Defined contribution expense for foreign entities was $1.6 million and $2.0 million during the three months ended September 30, 2012 and 2011 and $5.2 million and $5.9 million during the nine months ended September 30, 2012 and 2011, respectively.

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

Our policy is to satisfy our funding obligation for each year in an amount not less than the minimum required by the Employee Retirement Income Security Act of 1974, as amended, and not greater than the maximum amount we can deduct for federal income tax purposes. During September 2012, we contributed $4.9 million to the Retirement Plan. We do not intend to make any additional contributions this year. Contribution estimates, which are subject to change, are based on regulatory requirements, future market conditions and assumptions used for actuarial computations of the Retirement Plan’s obligations and assets. Management, at the present time, has not determined the amount, if any, of additional future contributions that may be required.

Index

Net expense (benefit) under the Retirement Plan consisted of:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)

Interest cost on projected benefit obligations	$1,139	$1,133	$3,493	$3,493
Expected return on plan assets	(1,231)	(1,272)	(3,737)	(3,860)
Recognized actuarial loss	208	92	642	308
Amortization of transition asset	(36)	(36)	(108)	(108)
Net pension expense (benefit)	$80	$(83)	$290	$(167)

11.	Units Outstanding

Changes in units outstanding during the nine-month period ended September 30, 2012 were as follows:

Outstanding as of December 31, 2011	277,847,588
Options exercised	—
Units issued	—
Units retired	(238,487)
Units forfeited	—
Outstanding as of September 30, 2012	277,609,101

During the first nine months of 2012, we purchased 238,487 AllianceBernstein Units in private transactions and retired them.

12.	Income Taxes

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

In order to preserve AllianceBernstein’s status as a private partnership for federal income tax purposes, AllianceBernstein Units must not be considered publicly traded. The AllianceBernstein Partnership Agreement provides that all transfers of AllianceBernstein Units must be approved by AXA Equitable Life Insurance Company (a wholly- owned subsidiary of AXA, “AXA Equitable”) and the General Partner; AXA Equitable and the General Partner approve only those transfers permitted pursuant to one or more of the safe harbors contained in relevant treasury regulations. If AllianceBernstein Units were considered readily tradable, AllianceBernstein’s net income would be subject to federal and state corporate income tax, reducing its quarterly distribution to Holding. Furthermore, should AllianceBernstein enter into a substantial new line of business, Holding, by virtue of its ownership of AllianceBernstein, would lose its status as a “grandfathered” publicly-traded partnership and would become subject to corporate income tax, which would reduce materially Holding’s net income and its quarterly distributions to Holding Unitholders.

13.	Debt

At September 30, 2012 and December 31, 2011, AllianceBernstein had $241.3 million and $444.9 million, respectively, in commercial paper outstanding with weighted average interest rates of approximately 0.5% and 0.2%, respectively. The commercial paper and amounts outstanding under the 2012 Credit Facility described below are short term in nature and, as such, recorded value is estimated to approximate fair value. Average daily borrowings of commercial paper during the first nine months of 2012 and the full year 2011 were $439.6 million and $273.6 million, respectively, with weighted average interest rates of approximately 0.4% and 0.2%, respectively.

On December 9, 2010, AllianceBernstein entered into a committed, unsecured three-year senior revolving credit facility (the “2010 Credit Facility”) with a group of commercial banks and other lenders in an original principal amount of $1.0 billion with SCB LLC as an additional borrower. On January 17, 2012, the 2010 Credit Facility was amended and restated (“2012 Credit Facility”). The principal amount was amended to $900 million from the original principal amount of $1.0 billion, and the accordion feature was increased from $250 million to $350 million. In addition, the maturity date of the 2010 Credit Facility was extended from December 9, 2013 to January 17, 2017. There were no other significant changes in terms and conditions included in this amendment. Effective as of July 13, 2012, through the exercise of the commitment increase provisions of the 2012 Credit Facility, the principal amount was increased from $900 million to $1.0 billion. With this increase, the 2012 Credit Facility provides for possible increases in the principal amount by up to an aggregate incremental amount of $250 million (“accordion feature”), any such increase being subject to the consent of the affected lenders.

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

The 2012 Credit Facility contains affirmative, negative and financial covenants, which are customary for facilities of this type, including, among other things, restrictions on dispositions of assets, restrictions on liens, a minimum interest coverage ratio and a maximum leverage ratio. We are in compliance with these covenants. The 2012 Credit Facility also includes customary events of default (with customary grace periods, as applicable), including provisions under which, upon the occurrence of an event of default, all outstanding loans may be accelerated and/or lender’s commitments may be terminated. Also, under such provisions, upon the occurrence of certain insolvency- or bankruptcy-related events of default, all amounts payable under the 2012 Credit Facility would automatically become immediately due and payable, and the lender’s commitments would automatically terminate.

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

As of September 30, 2012 and December 31, 2011, we had no amounts outstanding under the 2012 Credit Facility. During the first nine months of 2012, we did not draw upon the 2012 Credit Facility. During the full year 2011, $40.0 million was outstanding for one day in February (with an interest rate of 1.3%) resulting in average daily borrowings of $0.1 million under the 2010 Credit Facility.

In addition, SCB LLC has five uncommitted lines of credit with four financial institutions. Two of these lines of credit permit us to borrow up to an aggregate of approximately $200.0 million while three lines have no stated limit. During May 2012, AllianceBernstein was named an additional borrower under a $100.0 million SCB uncommitted line of credit. As of September 30, 2012, there were no loans outstanding. During the first nine months of 2012, $5.0 million was outstanding for one day with an interest rate of 1.4%.

As of September 30, 2012 and December 31, 2011, we had no uncommitted bank loans outstanding. Average daily borrowings of uncommitted bank loans during the first nine months of 2012 and full year 2011 were $17.4 million and $6.4 million, respectively, with weighted average interest rates of approximately 1.2% and 1.3%, respectively.

Index

14.	Changes in Capital

Changes in capital as of September 30, 2012 consisted of:

	Partners’ Capital Attributable to AllianceBernstein Unitholders	Non- Controlling Interests In Consolidated Entities	Total Capital
	(in thousands)

Balance as of December 31, 2011	$3,975,462	$54,025	$4,029,487
Comprehensive income:
Net income	117,217	1,985	119,202
Other comprehensive income, net of tax:
Unrealized gains on investments (net of tax expense of $565)	553	—	553
Foreign currency translation adjustment (net of tax benefit of $796)	4,973	9	4,982
Changes in employee benefit related items (net of tax expense of $290)	48	—	48
Comprehensive income	122,791	1,994	124,785

Cash distributions to General Partner and unitholders	(206,694)	—	(206,694)
Capital contributions (distributions)	2,522	(9,833)	(7,311)
Purchase of AllianceBernstein Units	(3,049)	—	(3,049)
Compensation-related transactions	13,410	—	13,410
Balance as of September 30, 2012	$3,904,442	$46,186	$3,950,628

Changes in capital as of September 30, 2011 consisted of:

	Partners’ Capital Attributable to AllianceBernstein Unitholders	Non- Controlling Interests In Consolidated Entities	Total Capital
	(in thousands)

Balance as of December 31, 2010	$4,370,838	$124,517	$4,495,355
Comprehensive income (loss):
Net income (loss)	341,592	(33,247)	308,345
Other comprehensive income (loss), net of tax:
Unrealized gains on investments (net of tax benefit of $210)	(68)	33	(35)
Foreign currency translation adjustment (net of tax expense of $1,314)	646	(446)	200
Changes in employee benefit related items	23	—	23
Comprehensive income (loss)	342,193	(33,660)	308,533

Cash distributions to General Partner and unitholders	(385,208)	—	(385,208)
Capital contributions (distributions)	2,669	(1,846)	823
Purchase of Australian joint venture	10,720	(32,104)	(21,384)
Purchase of AllianceBernstein Units	(4,565)	—	(4,565)
Compensation-related transactions	(15,255)	—	(15,255)
Balance as of September 30, 2011	$4,321,392	$56,907	$4,378,299

Deferred taxes are not recognized on foreign currency translation adjustments for foreign subsidiaries whose earnings are considered permanently invested outside the United States.

Index

15.	Acquisitions

On October 1, 2010, we acquired SunAmerica’s alternative investment group, an experienced team that manages a portfolio of hedge fund and private equity fund investments. The purchase price of this acquisition, accounted for under ASC 805, Business Combinations, was $49.0 million, consisting of $14.3 million of cash payments, $2.5 million of assumed deferred compensation liabilities and $32.2 million of net contingent consideration payable. The net contingent consideration payable consists of the net present value of three annual payments of $1.5 million to SunAmerica based on its assets under management transferred to us in the acquisition and the net present value of projected revenue sharing payments of $35.5 million based on projected newly-raised assets under management by the acquired group. This contingent consideration payable was offset by $4.1 million of performance-based fees earned in 2010 determined to be pre-acquisition consideration. The excess of the purchase price over the fair value of identifiable assets acquired resulted in the recognition of $46.1 million of goodwill. During 2011 and the first nine months of 2012, no adjustments were made to the contingent consideration payable.

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

On November 30, 2011, we acquired Taiwan International Investment Management Co. (“TIIM”) to expand our business in the Taiwanese market. The purchase price of this acquisition, accounted for under ASC 805, Business Combinations, was a cash payment of $15.0 million, net of cash acquired. The valuation of the fair value of assets and liabilities acquired had been determined provisionally as of December 31, 2011. The excess of the purchase price over the current fair value of identifiable net assets acquired resulted in the recognition of $9.8 million of goodwill as of December 31, 2011. The valuation was completed in the first quarter of 2012. As a result, intangible assets relating to customer relationships of $0.3 million were recognized retrospectively as of December 31, 2011 with a corresponding reduction in goodwill.

The 2010 and 2011 acquisitions have not had a significant impact on 2011 or 2012 revenues and earnings. As a result, we have not provided supplemental pro forma information.

16.	Accounting Pronouncements

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

Index

Report of Independent Registered Public Accounting Firm

To the Board of the General Partner
AllianceBernstein L.P.

We have reviewed the accompanying condensed consolidated statement of financial condition of AllianceBernstein L.P. ("AllianceBernstein") as of September 30, 2012, and the related condensed consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 2012 and 2011, and the condensed consolidated statement of cash flows for the nine-month periods ended September 30, 2012 and 2011. These interim financial statements are the responsibility of the management of AllianceBernstein Corporation, the General Partner.

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
October 24, 2012

Index

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

After difficult market conditions in the second quarter, global equity and fixed income trends turned more favorable during the third quarter, and our performance improved as a result. The already strong sales momentum in our Retail business accelerated, we continued to win diverse new Institutional fixed income and equity mandates, and our outflows moderated in Private Client.

Our total AUM as of September 30, 2012 were $418.9 billion, up $11.6 billion, or 2.8%, compared to June 30, 2012, and up $16.9 billion, or 4.2%, compared to September 30, 2011. During the third quarter of 2012, AUM increased as a result of market appreciation of $16.0 billion and $5.0 billion of net inflows in the Retail channel, offset by net outflows of $7.7 billion and $1.7 billion in the Institutions and Private Client channels, respectively. During the twelve-month period ended September 30, 2012, AUM increased as a result of market appreciation of $49.3 billion and $7.1 billion of net inflows in the Retail channel, offset by net outflows of $32.4 billion and $7.3 billion in the Institutions and Private Client channels, respectively.

Institutional AUM decreased $0.5 billion, or 0.2%, to $214.4 billion during the third quarter of 2012, due primarily to net outflows of $7.7 billion, offset by market appreciation of $7.4 billion. While outflows increased to $7.7 billion from $3.7 billion in the second quarter of 2012, the current quarter included $5.0 billion of outflows from a former Value Equities services client, which we discussed in our Form 10-Q for the quarter ended June 30, 2012, and $1.8 billion of outflows from the liquidation of our Public-Private Investment Partnership (“PPIP”) fund. The pipeline of awarded but unfunded Institutional mandates decreased from $11.3 billion at June 30, 2012 to $8.5 billion at September 30, 2012, with new fixed income and equity additions more than offset by fundings, revisions and removed mandates during the third quarter.

Retail AUM increased $11.6 billion, or 9.3%, to $136.4 billion during the third quarter of 2012, due primarily to market appreciation of $6.4 billion and net inflows of $5.0 billion. Gross sales increased 27.4% from $11.9 billion in the second quarter of 2012 to $15.2 billion in the third quarter of 2012. In fact, both quarterly net inflows and gross sales were our highest since 2000. And, while sales in Asia and Europe were particularly strong, we had sequential sales increases across regions and asset classes, and in both long-standing products and new offerings, where sales have nearly doubled year-to-date compared to the same period in 2011.

Private Client AUM increased $0.5 billion, or 0.6%, to $68.1 billion during the third quarter of 2012, due to market appreciation of $2.2 billion, offset by net outflows of $1.7 billion. Net outflows decreased from $2.6 billion in the second quarter of 2012 due to an increase in gross sales and a decrease in redemptions and terminations. Also, we continued to enhance our client offerings, as we successfully completed the roll-out of our Strategic Equities, our new multi-style, all-cap approach to equity allocation, and launched a registered investment company that makes alternative services available to a broader client base.

Bernstein Research Services revenue for the third quarter of 2012 was $100.6 million, down $17.5 million, or 14.8%, compared to the third quarter of 2011, as a result of sharply lower trading volumes in the U.S. and Europe, partially offset by growth in Asia.

Net revenues for the third quarter of 2012 increased $66.7 million, or 10.4%, to $708.2 million from $641.5 million in the third quarter of 2011. The increase was driven by investment gains in the current quarter compared to losses in the prior-year quarter and higher performance-based fees of $39.4 million, offset by lower base advisory fees of $43.2 million. Operating expenses for the third quarter of 2012 increased $200.2 million, or 35.5%, to $764.0 million from $563.8 million in the third quarter of 2011. The increase was driven by real estate charges that were $161.2 million higher than the prior-year period and employee compensation and benefits that were higher by $17.7 million.

We demonstrated once again in this quarter that our long-term strategy to improve our investment performance, diversify our business, innovate for clients with new offerings and strengthen our financial condition is working. In fixed income, we not only continued to outperform across strategies and time periods, we also successfully completed the liquidation of the PPIP fund, at a significant return for the U.S. Treasury Department and other fund investors. In equities, we delivered better investment performance in U.S. large cap and emerging markets growth in the third quarter, while maintaining our outperformance in areas like small and mid-cap growth and Select U.S. Equities.

Also, we are ahead of schedule in executing the real estate consolidation plan we announced in the second quarter of 2012. As a result, we wrote down leases and wrote off assets totaling $168.1 million in the third quarter of 2012. With continued progress on real estate and other expense reduction efforts, we have expanded our adjusted operating margin to 20.2% in the third quarter, our highest since early 2011. Looking ahead, while the outlook for both the Eurozone and the post-election U.S. economy remains uncertain, it is increasingly clear that the strategy we are executing is positioning AllianceBernstein for a stronger future.

Index

Ongoing Expense Reduction

Since the fourth quarter of 2008, we consistently have taken steps to reduce our cost structure, including headcount reductions and the consolidation of office locations, in response to declines in our AUM and fee revenues. In an effort to reduce our global real estate footprint, we recently completed a comprehensive review of our worldwide office locations and began implementing a space consolidation plan during the third quarter of this year. As a result, our intention is to sub-lease approximately 510,000 square feet of office space, over 70% of which is New York office space (in addition to the 380,000 square feet written-off in 2010), with the remainder being office space in London, Australia and various U.S. locations. We expect that the actions we intend to take going forward to vacate and market space for sublease will result over time in projected non-cash real estate charges of $225 million to $250 million, with the bulk of the charges occurring in the third and fourth quarter of this year. These charges are in addition to the earlier non-cash real estate charges for New York City office space we recorded, and they will not affect our future quarterly distributions. We expect to ultimately realize reduced operating expenses of $38 million to $43 million once we have successfully subleased the vacated space. These projections are based on current market conditions and could change over time as conditions evolve.

During the third quarter of 2012, we recorded pre-tax real estate charges of $168.1 million, reflecting the net present value of the difference between the amount of our ongoing contractual operating lease obligations for this space and our estimate of current market rental rates ($131.8 million), as well as the write-off of leasehold improvements, furniture and equipment related to this space ($31.3 million), and changes in estimates relating to previously recorded real estate charges ($5.0 million). We believe implementing this plan will meaningfully improve our cost structure and will play an important part in positioning our firm for a stronger future.

Ongoing Strategy for Managing Infrastructure Costs

During the fourth quarter of 2011, we reached an agreement with State Street Corporation (“State Street”), a provider of financial services to institutional investors, pursuant to which State Street provides investment operations outsourcing services covering more than $300 billion of our assets under management. State Street provides a range of services, including trade settlement, portfolio administration and reconciliation, derivative operations, client reporting, and performance measurement for our institutional accounts. As a result of this agreement, approximately 100 employees were transitioned from AllianceBernstein to State Street to provide global servicing support. Over a two-year period, certain AllianceBernstein technology platforms will be converted to similar platforms maintained by State Street. Our research and investment management activities were not outsourced.

Index

Assets Under Management

Assets under management by distribution channel were as follows:

	As of September 30,
	2012	2011	$ Change	% Change
	(in billions)

Institutions	$214.4	$224.1	$(9.7)	(4.3)%
Retail	136.4	109.8	26.6	24.3
Private Client	68.1	68.1	—	—
Total	$418.9	$402.0	$16.9	4.2

Assets under management by investment service were as follows:

	As of September 30,
	2012	2011	$ Change	% Change
	(in billions)
Equity
Value:
U.S.	$20.2	$25.1	$(4.9)	(19.2)%
Global & international	41.2	61.9	(20.7)	(33.5)
	61.4	87.0	(25.6)	(29.4)
Growth:
U.S.	22.0	21.3	0.7	2.8
Global & international	17.8	23.5	(5.7)	(24.2)
	39.8	44.8	(5.0)	(11.3)
Total Equity	101.2	131.8	(30.6)	(23.2)
Fixed Income:
U.S.	132.9	124.1	8.8	7.0
Global & international	111.7	89.4	22.3	25.1
	244.6	213.5	31.1	14.6
Other(1):
U.S.	32.8	26.2	6.6	25.2
Global & international	40.3	30.5	9.8	31.9
	73.1	56.7	16.4	28.8
Total:
U.S.	207.9	196.7	11.2	5.6
Global & international	211.0	205.3	5.7	2.8
Total	$418.9	$402.0	$16.9	4.2
_____________
(1)	Includes index, structured, asset allocation services and certain other alternative investments.

Index

Changes in assets under management for the three-month, nine-month and twelve-month periods ended September 30, 2012 were as follows:

	Distribution Channel				Investment Service
	Institutions	Retail	Private Client	Total	Value Equity	Growth Equity	Fixed Income	Other(1)	Total
	(in billions)

Balance as of June 30, 2012	$214.9	$124.8	$67.6	$407.3	$69.6	$38.7	$230.4	$68.6	$407.3
Long-term flows:
Sales/new accounts	5.2	15.2	1.0	21.4	0.9	1.1	16.7	2.7	21.4
Redemptions/terminations	(12.0)	(8.6)	(2.2)	(22.8)	(10.4)	(2.4)	(8.8)	(1.2)	(22.8)
Cash flow/unreinvested dividends	(0.9)	(1.6)	(0.5)	(3.0)	(1.5)	(0.1)	(0.9)	(0.5)	(3.0)
Net long-term (outflows) inflows	(7.7)	5.0	(1.7)	(4.4)	(11.0)	(1.4)	7.0	1.0	(4.4)
Transfers	(0.2)	0.2	—	—	—	—	—	—	—
Market appreciation	7.4	6.4	2.2	16.0	2.8	2.5	7.2	3.5	16.0
Net change	(0.5)	11.6	0.5	11.6	(8.2)	1.1	14.2	4.5	11.6
Balance as of September 30, 2012	$214.4	$136.4	$68.1	$418.9	$61.4	$39.8	$244.6	$73.1	$418.9

	Distribution Channel				Investment Service
	Institutions	Retail	Private Client	Total	Value Equity	Growth Equity	Fixed Income	Other(1)	Total
	(in billions)

Balance as of December 31, 2011	$223.9	$112.6	$69.4	$405.9	$80.8	$44.2	$217.6	$63.3	$405.9
Long-term flows:
Sales/new accounts	14.6	39.9	3.3	57.8	4.2	3.7	43.6	6.3	57.8
Redemptions/terminations	(33.5)	(23.9)	(7.7)	(65.1)	(25.3)	(12.1)	(25.4)	(2.3)	(65.1)
Cash flow/unreinvested dividends	(5.6)	(5.1)	(1.4)	(12.1)	(4.2)	(1.6)	(4.9)	(1.4)	(12.1)
Net long-term (outflows) inflows	(24.5)	10.9	(5.8)	(19.4)	(25.3)	(10.0)	13.3	2.6	(19.4)
Transfers	(0.2)	0.2	—	—	—	—	—	—	—
Market appreciation	15.2	12.7	4.5	32.4	5.9	5.6	13.7	7.2	32.4
Net change	(9.5)	23.8	(1.3)	13.0	(19.4)	(4.4)	27.0	9.8	13.0
Balance as of September 30, 2012	$214.4	$136.4	$68.1	$418.9	$61.4	$39.8	$244.6	$73.1	$418.9

	Distribution Channel				Investment Service
	Institutions	Retail	Private Client	Total	Value Equity	Growth Equity	Fixed Income	Other(1)	Total
	(in billions)

Balance as of September 30, 2011	$224.1	$109.8	$68.1	$402.0	$87.0	$44.8	$213.5	$56.7	$402.0
Long-term flows:
Sales/new accounts	20.7	47.0	5.0	72.7	5.6	5.1	51.4	10.6	72.7
Redemptions/terminations	(46.5)	(33.1)	(10.9)	(90.5)	(36.4)	(16.9)	(34.5)	(2.7)	(90.5)
Cash flow/unreinvested dividends	(6.6)	(6.8)	(1.4)	(14.8)	(6.5)	(2.4)	(2.9)	(3.0)	(14.8)
Net long-term (outflows) inflows	(32.4)	7.1	(7.3)	(32.6)	(37.3)	(14.2)	14.0	4.9	(32.6)
Acquisitions	—	0.2	—	0.2	—	—	0.2	—	0.2
Transfers	(0.2)	0.2	—	—	—	—	—	—	—
Market appreciation	22.9	19.1	7.3	49.3	11.7	9.2	16.9	11.5	49.3
Net change	(9.7)	26.6	—	16.9	(25.6)	(5.0)	31.1	16.4	16.9
Balance as of September 30, 2012	$214.4	$136.4	$68.1	$418.9	$61.4	$39.8	$244.6	$73.1	$418.9
_____________
(1)	Includes index, structured, asset allocation services and certain other alternative investments.

Index

Average assets under management by distribution channel and investment service were as follows:

	Three Months Ended				Nine Months Ended
	9/30/12	9/30/11	$ Change	% Change	9/30/12	9/30/11	$ Change	% Change
	(in billions)
Distribution Channel:
Institutions	$213.3	$243.0	$(29.7)	(12.2)%	$219.4	$259.7	$(40.3)	(15.5)%
Retail	130.0	121.6	8.4	6.9	124.3	126.9	(2.6)	(2.0)
Private Client	67.7	73.3	(5.6)	(7.6)	69.5	76.8	(7.3)	(9.5)
Total	$411.0	$437.9	$(26.9)	(6.1)	$413.2	$463.4	$(50.2)	(10.8)

Investment Service:
Value Equity	$63.8	$106.4	$(42.6)	(40.1)%	$73.2	$126.4	$(53.2)	(42.1)%
Growth Equity	38.8	55.2	(16.4)	(29.6)	41.7	65.3	(23.6)	(36.1)
Fixed Income	237.9	217.0	20.9	9.6	229.8	213.1	16.7	7.9
Other (1)	70.5	59.3	11.2	18.9	68.5	58.6	9.9	17.0
Total	$411.0	$437.9	$(26.9)	(6.1)	$413.2	$463.4	$(50.2)	(10.8)
_____________
(1)	Includes index, structured, asset allocation services and certain other alternative investments.

Our Institutions channel third quarter average AUM of $213.3 billion declined $29.7 billion, or 12.2%, as compared to the third quarter of 2011. This is primarily due to our Institutions channel AUM declining $9.7 billion, or 4.3%, over the last twelve months to $214.4 billion at September 30, 2012, as well as the third quarter 2011 average of $243.0 billion being significantly higher than the third quarter 2011 ending balance of $224.1 billion (due to poor September 2011 performance). The $9.7 billion decline in AUM over the last twelve months was primarily due to $32.4 billion of net outflows (consisting of net outflows of $36.7 billion in Value and Growth Equity services, offset by net inflows of $2.8 billion and $1.5 billion in Fixed Income and Other, respectively), partially offset by market appreciation of $22.9 billion.

Our Retail channel third quarter average AUM of $130.0 billion increased $8.4 billion, or 6.9%, as compared to the third quarter of 2011. The increase was primarily due to our Retail channel AUM increasing $26.6 billion, or 24.3%, over the last twelve months to $136.4 billion at September 30, 2012, as well as the third quarter 2011 average of $121.6 billion being significantly higher than the third quarter 2011 ending balance of $109.8 billion (due to poor September 2011 performance). The $26.6 billion increase in AUM over the last twelve months was primarily due to $7.1 billion of net inflows (consisting of net inflows of $13.3 billion and $2.7 billion in Fixed Income and Other, respectively, offset by outflows of $8.9 billion in Value and Growth Equity services) and market appreciation of $19.1 billion.

Our Private Client channel third quarter average AUM of $67.7 billion declined by $5.6 billion, or 7.6%, as compared to the third quarter of 2011. The decrease was primarily due to the third quarter 2011 average of $73.3 billion being significantly higher than the third quarter 2011 ending balance of $68.1 billion (due to poor September 2011 performance), while the quarter-end AUM was flat year-over-year. Private Client AUM over the last twelve months reflects $7.3 billion of net outflows (consisting of net outflows of $5.9 billion in Value and Growth Equity services and $2.1 billion in Fixed Income, offset by inflows of $0.7 billion in Other), offset by market appreciation of $7.3 billion.

Index

Absolute investment composite returns and relative performance compared to benchmarks for certain representative Fixed Income, Value, Growth and Blend services were as follows:

	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012

Global High Income (fixed income)
Absolute return	6.1%	14.3%
Relative return (vs. 33% Barclays High Yield, 33% JPM EMBI Global and 33% JPM GBI-EM)	0.4	0.0
U.S. Strategic Core Plus (fixed income)
Absolute return	2.4	5.2
Relative return (vs. Barclays U.S. Aggregate)	0.8	1.2
Global Fixed Income (fixed income)
Absolute return	3.5	5.5
Relative return (vs. CITI WLD GV BD-USD/JPM GLBL BD)	0.5	2.1
Global Plus (fixed income)
Absolute return	3.6	5.6
Relative return (vs. Barclays Global Aggregate)	0.3	0.8
Emerging Market Debt (fixed income)
Absolute return	7.1	16.1
Relative return (vs. JPM EMBI Global/JPM EMBI)	0.3	1.4
Global Value
Absolute return	4.8	7.7
Relative return (vs. MSCI World Index)	(1.9)	(5.3)
International Value
Absolute return	4.7	5.0
Relative return (vs. MSCI EAFE Index)	(2.2)	(5.1)
U.S. Strategic Value
Absolute return	4.2	9.5
Relative return (vs. Russell 1000 Value Index)	(2.3)	(6.3)
U.S. Diversified Value
Absolute return	5.5	12.7
Relative return (vs. Russell 1000 Value Index)	(1.0)	(3.0)
Emerging Markets Value
Absolute return	6.2	7.8
Relative return (vs. MSCI EM Index)	(1.5)	(4.2)
Global Research Growth
Absolute return	6.5	12.4
Relative return (vs. MSCI World Index)	(0.2)	(0.6)
Emerging Markets Growth
Absolute return	8.6	13.3
Relative return (vs. MSCI EM Index)	0.8	1.3
U.S. Large Cap Growth
Absolute return	7.9	17.9
Relative return (vs. Russell 1000 Growth Index)	1.8	1.1
U.S. Small Cap Growth
Absolute return	5.0	17.0
Relative return (vs. Russell 2000 Growth Index)	0.1	2.9
Global Style Blend
Absolute return	6.2	10.1
Relative return (vs. MSCI World Index)	(0.5)	(2.9)
International Style Blend – Developed
Absolute return	5.8	9.1
Relative return (vs. MSCI EAFE Index)	(1.1)	(1.0)

Index

After a difficult second quarter, financial markets rebounded strongly during the three-month period ended September 30, 2012. Investors regained some confidence as central banks around the globe acted to confront threats to financial stability and economic growth. Significant concerns remain such as tepid global economic growth, a slowdown in China and euro zone debt concerns which continue to hang over the markets.

During this period, our U.S. and global large cap equity services had mixed performance with Growth generally outperforming and Value underperforming their benchmarks. This was largely due to our adherence to our core investment discipline, which focuses on long-term deep value characteristics such as inexpensive cash flows in value stocks and undervalued earnings growth potential in growth stocks. Although the current, more short-term oriented equity markets have not rewarded these characteristics, our core research approach has not wavered and we believe that staying true to our investment discipline is in our clients’ best interests over the long term. For the nine-month period ended September 30, 2012, the performance patterns were largely the same as those for the three-month period ended September 30, 2012.

Amid the improved market environment, our fixed income services generally outperformed their benchmarks for both the three-month and nine-month periods ended September 30, 2012.

Consolidated Results of Operations

	Three Months Ended				Nine Months Ended
	9/30/12	9/30/11	$ Change	% Change	9/30/12	9/30/11	$ Change	% Change
	(in millions, except per unit amounts)

Net revenues	$708.2	$641.5	$66.7	10.4%	$2,032.1	$2,124.9	$(92.8)	(4.4)%
Expenses	764.0	563.8	200.2	35.5	1,907.9	1,793.1	114.8	6.4
Operating (loss) income	(55.8)	77.7	(133.5)	n/m	124.2	331.8	(207.6)	(62.6)
Income taxes	(7.6)	5.2	(12.8)	n/m	5.0	23.5	(18.5)	(78.8)
Net (loss) income	(48.2)	72.5	(120.7)	n/m	119.2	308.3	(189.1)	(61.3)
Net (loss) income of consolidated entities attributable to non-controlling interests	(4.0)	(18.5)	14.5	(78.3)	2.0	(33.3)	35.3	n/m
Net (loss) income attributable to AllianceBernstein Unitholders	$(44.2)	$91.0	$(135.2)	n/m	$117.2	$341.6	$(224.4)	(65.7)

Diluted net (loss) income per AllianceBernstein Unit	$(0.16)	$0.32	$(0.48)	n/m	$0.42	$1.21	$(0.79)	(65.3)

Distributions per AllianceBernstein Unit	$0.41	$0.32	$0.09	28.1	$0.98	$1.21	$(0.23)	(19.0)

Operating margin (1)	n/m %	15.0%			6.0%	17.2%
_____________
(1)	Operating income excluding net (loss) income attributable to non-controlling interests as a percentage of net revenues.

Net (loss) income attributable to AllianceBernstein Unitholders for the three months ended September 30, 2012 decreased $135.2 million from the three months ended September 30, 2011. The decrease was primarily due to (in millions):

$(161.2)	Higher real estate charges
(43.2)	Lower base advisory fees
(17.7)	Higher employee compensation and benefits
(17.5)	Lower Bernstein Research Services revenues
44.1	Higher deferred compensation investment gains
39.4	Higher performance-based fees
12.8	Lower income taxes
10.2	Higher seed capital investment gains
(2.1)	Other
$(135.2)

Index

Net income attributable to AllianceBernstein Unitholders for the nine months ended September 30, 2012 decreased $224.4 million, or 65.7%, from the nine months ended September 30, 2011. The decrease was primarily due to (in millions):

$(212.5)	Lower base advisory fees
(177.2)	Higher real estate charges
(35.4)	Lower Bernstein Research Services revenues
72.6	Lower employee compensation and benefits
44.0	Higher deferred compensation investment gains
38.8	Higher performance-based fees
18.5	Lower income taxes
18.0	Higher seed capital investment gains
8.8	Other
$(224.4)

Real Estate Charges

During the first quarter of 2012, we recorded pre-tax real estate charges totaling $9.3 million, reflecting $8.8 million resulting from the abandonment of our leased New York City Data Center office space and $0.5 million resulting from a change in estimates relating to previously recorded real estate charges. The New York City Data Center charge consisted of the net present value of the difference between the amount of ongoing contractual operating lease obligations for this space and our estimate of current market rental rates ($7.1 million) and the write-off of leasehold improvements, furniture and equipment related to this space ($1.7 million). During the second quarter of 2012, we recorded pre-tax real estate charges totaling $6.8 million resulting from a change in estimates relating to previously recorded real estate charges.

During the third quarter of 2012, we recorded pre-tax real estate charges of $168.1 million in regard to a global office space consolidation plan. See Ongoing Expense Reduction in this MD&A and Note 3 to our condensed consolidated financial statements for an in-depth discussion of our 2012 real estate charges.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)

Net revenues, GAAP basis	$708,158	$641,529	$2,032,130	$2,124,913
Exclude:
Deferred compensation-related investment (gains) losses	(6,374)	37,840	(14,326)	29,688
Deferred compensation-related dividends and interest	(300)	(982)	(1,023)	(2,138)
90% of consolidated venture capital fund investment (gains) losses	3,634	18,306	(3,145)	32,662
Distribution-related payments	(94,779)	(76,323)	(260,768)	(229,636)
Amortization of deferred sales commissions	(10,658)	(9,186)	(29,096)	(29,383)
Pass-through fees and expenses	(25,617)	(8,894)	(41,272)	(27,505)
Adjusted net revenues	$574,064	$602,290	$1,682,500	$1,898,601

Operating (loss) income, GAAP basis	$(55,821)	$77,716	$124,171	$331,777
Exclude:
Deferred compensation-related investment (gains) losses	(6,374)	37,840	(14,326)	29,688
Deferred compensation-related dividends and interest	(300)	(982)	(1,023)	(2,138)
Deferred compensation-related mark-to-market vesting (credit) expense	5,986	(24,302)	12,965	(16,500)
Deferred compensation-related dividends and interest expense	582	1,572	1,445	4,248
Net impact of deferred compensation-related items	(106)	14,128	(939)	15,298
Insurance proceeds	—	(10,691)	—	(10,691)
Real estate charges	168,086	6,905	184,142	6,941
Sub-total of non-GAAP adjustments	167,980	10,342	183,203	11,548
Less: Net (loss) income of consolidated entities attributable to non-controlling interests	(4,003)	(18,445)	1,985	(33,247)
Adjusted operating income	$116,162	$106,503	$305,389	$376,572

Adjusted operating margin	20.2%	17.7%	18.2%	19.8%

Adjusted operating income for the three months ended September 30, 2012 increased $9.7 million, or 9.1%, from the three months ended September 30, 2011, primarily as a result of lower general and administrative expenses (excluding real estate charges) of $21.5 million, higher performance-based fees of $21.3 million, higher investment gains of $14.6 million and lower employee compensation expense (excluding the impact of deferred compensation mark-to-market vesting expense and dividends and interest expense) of $11.7 million, offset by lower investment advisory base fees of $42.4 million and lower Bernstein Research Services revenues of $17.5 million. Adjusted operating income for the nine months ended September 30, 2012 decreased $71.2 million, or 18.9%, from the nine months ended September 30, 2011, primarily as a result of lower investment advisory base fees of $211.8 million and lower Bernstein Research Services revenues of $35.4 million, offset by lower employee compensation expense (excluding the impact of deferred compensation mark-to-market vesting expense and dividends and interest expense) of $99.2 million, lower general and administrative expenses (excluding real estate charges) of $32.1 million, higher investment gains of $26.4 million and higher performance-based fees of $20.7 million.

Index

Adjusted Net Revenues

Adjusted net revenues exclude investment gains and losses and dividends and interest on deferred compensation-related investments, and 90% of the investment gains and losses of our consolidated venture capital fund attributable to non-controlling interests. In addition, adjusted net revenues offset distribution-related payments to third parties as well as amortization of deferred sales commissions against distribution revenues. We believe the offset of distribution-related payments from net revenues is useful for our investors and other users of our financial statements because such presentation appropriately reflects the nature of these costs as pass-through payments to third parties who perform functions on behalf of our sponsored mutual funds and/or shareholders of these funds. Amortization of deferred sales commissions is offset against net revenues because such costs, over time, essentially offset distribution revenues earned by the company. We also exclude additional pass-through expenses we incur (primarily through our transfer agency) that are reimbursed and recorded as fees in revenues. During the third quarter of 2012, we offset sub-advisory payments to third parties against performance-based fees earned on the Public-Private Investment Fund we managed. These fees have no impact on operating income, but they do have an impact on our operating margin. As such, we exclude these fees from adjusted net revenues.

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

Index

Units Outstanding

We engage in open-market purchases of Holding Units to help fund anticipated obligations under our incentive compensation award program and for other corporate purposes, and purchase Holding Units from employees to allow them to fulfill statutory tax withholding requirements at the time of distribution of long-term incentive compensation awards. During the third quarter and first nine months of 2012, AllianceBernstein purchased 2.9 million and 9.5 million Holding Units for $39.8 million and $134.9 million, respectively. These amounts reflect open-market purchases of 2.8 million and 9.2 million Holding Units for $38.8 million and $129.4 million, respectively, with the remainder relating to purchases of Holding Units from employees to allow them to fulfill statutory tax withholding requirements at the time of distribution of long-term incentive compensation awards, offset by Holding Units purchased by employees as part of a distribution reinvestment election.

During each of the second and third quarters of 2012, we adopted a plan to repurchase Holding Units pursuant to Rule 10b5-1 under the Exchange Act. A Rule 10b5-1 plan allows a company to repurchase its shares at times when it otherwise might be prevented from doing so because of self-imposed trading blackout periods and because it possesses material non-public information. The broker we selected has the authority under the terms and limitations specified in the plan to repurchase Holding Units on our behalf in accordance with the terms of the plan. Repurchases are subject to SEC regulations as well as certain price, market volume and timing constraints specified in the plan. The plan adopted during the third quarter of 2012 does not specify an aggregate limitation and expires at the close of business on October 24, 2012. We intend to adopt additional Rule 10b5-1 plans so that we can continue to engage in open-market purchases of Holding Units to help fund anticipated obligations under our incentive compensation award program and for other corporate purposes.

We granted to employees and Eligible Directors 11.9 million restricted Holding Unit awards (including 2.7 million granted to Peter Kraus, our Chief Executive Officer (see Employee Compensation and Benefits in this MD&A) and 8.7 million granted in January 2012 for 2011 year-end awards) during the first nine months of 2012. To fund these awards, we allocated previously repurchased Holding Units that had been held in the consolidated rabbi trust. There were approximately 11.8 million unallocated Holding Units remaining in the consolidated rabbi trust as of September 30, 2012.

Cash Distributions

AllianceBernstein is required to distribute all of its Available Cash Flow, as defined in the AllianceBernstein Partnership Agreement, to its unitholders (including the General Partner). Typically in the past, Available Cash Flow has been the diluted earnings per unit for the quarter multiplied by the number of general and limited partnership interests at the end of the quarter, except when, as was the case with the deferred compensation-related charge in the fourth quarter of 2011, the impact of the non-cash charge was eliminated. For the third quarter of 2012, Available Cash Flow is the adjusted diluted net income per unit for the quarter multiplied by the number of general and limited partnership interests at the end of the quarter. In future periods, management anticipates that Available Cash Flow typically will be based on adjusted diluted net income per unit, unless management determines that one or more non-GAAP adjustments should not be made with respect to the Available Cash Flow calculation. See Note 2 to the condensed consolidated financial statements contained in Item 1 for a description of Available Cash Flow.

Index

Net Revenues

The following table summarizes the components of net revenues:

	Three Months Ended				Nine Months Ended
	9/30/12	9/30/11	$ Change	% Change	9/30/12	9/30/11	$ Change	% Change
	(in millions)
Investment advisory and services fees:
Institutions:
Base fees	$102.7	$143.0	$(40.3)	(28.2)%	$326.7	$478.1	$(151.4)	(31.7)%
Performance-based fees	34.3	0.5	33.8	n/m	42.4	8.9	33.5	376.7
	137.0	143.5	(6.5)	(4.6)	369.1	487.0	(117.9)	(24.2)
Retail:
Base fees	181.0	163.4	17.6	10.8	507.7	500.6	7.1	1.4
Performance-based fees	3.0	—	3.0	n/m	3.0	—	3.0	n/m
	184.0	163.4	20.6	12.6	510.7	500.6	10.1	2.0
Private Client:
Base fees	142.6	163.1	(20.5)	(12.5)	437.1	505.3	(68.2)	(13.5)
Performance-based fees	2.7	0.1	2.6	n/m	2.8	0.5	2.3	374.7
	145.3	163.2	(17.9)	(10.9)	439.9	505.8	(65.9)	(13.0)
Total:
Base fees	426.3	469.5	(43.2)	(9.2)	1,271.5	1,484.0	(212.5)	(14.3)
Performance-based fees	40.0	0.6	39.4	n/m	48.2	9.4	38.8	407.7
	466.3	470.1	(3.8)	(0.8)	1,319.7	1,493.4	(173.7)	(11.6)

Bernstein research services	100.6	118.1	(17.5)	(14.8)	310.0	345.4	(35.4)	(10.2)
Distribution revenues	103.6	87.9	15.7	17.9	287.8	269.0	18.8	7.0
Dividend and interest income	5.1	5.0	0.1	2.3	14.4	15.0	(0.6)	(3.5)
Investment gains (losses)	7.2	(66.3)	73.5	n/m	27.3	(78.9)	106.2	n/m
Other revenues	26.2	27.2	(1.0)	(3.9)	75.3	83.2	(7.9)	(9.5)
Total revenues	709.0	642.0	67.0	10.4	2,034.5	2,127.1	(92.6)	(4.4)
Less: interest expense	0.8	0.5	0.3	63.0	2.4	2.2	0.2	10.5
Net revenues	$708.2	$641.5	$66.7	10.4	$2,032.1	$2,124.9	$(92.8)	(4.4)

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

We sometimes charge our clients performance-based fees. In these situations, we charge a base advisory fee and are eligible to earn an additional performance-based fee or incentive allocation that is calculated as either a percentage of absolute investment results or a percentage of investment results in excess of a stated benchmark over a specified period of time. Some performance-based fees include a high-watermark provision, which generally provides that if a client account underperforms relative to its performance target (whether absolute or relative to a specified benchmark), it must gain back such underperformance before we can collect future performance-based fees. Therefore, if we fail to achieve our performance target for a particular period, we will not earn a performance-based fee for that period and, for accounts with a high-watermark provision, our ability to earn future performance-based fees will be impaired. We are eligible to earn performance-based fees on approximately 7% of the assets we manage for institutional clients and approximately 3% of the assets we manage for private clients (in total, approximately 4% of our company-wide AUM). A majority of our hedge fund AUM is subject to high-watermarks and a significant majority of the AUM is below the high-watermarks. Accordingly, it is very unlikely we will earn performance-based fees in 2012 on the AUM below high-watermarks. If the percentage of our AUM subject to performance-based fees grows, seasonality and volatility of revenues and earnings are likely to become more significant.

For the three months ended September 30, 2012, our investment advisory and services fees decreased by $3.8 million, or 0.8%, from the third quarter of 2011, due to a $43.2 million, or 9.2%, decrease in base fees, which primarily resulted from a 6.1% decrease in average AUM and continued shift in product mix from Equities to Fixed Income and Other, offset by a $39.4 million increase in performance-based fees. For the nine months ended September 30, 2012, our investment advisory and services fees decreased by $173.7 million, or 11.6%, from the nine months ended September 30, 2011, primarily due to a decrease in base fees of $212.5 million, or 14.3%, which primarily resulted from a 10.8% decrease in average AUM and continued shift in product mix from Equities to Fixed Income and Other, offset by a $38.8 million increase in performance-based fees. During the third quarter, we recorded a $39.6 million performance-based fee from PPIP ($18.0 million of which is payable to third party sub-advisors).

Institutional investment advisory and services fees for the three months ended September 30, 2012 decreased by $6.5 million, or 4.6%, from the three months ended September 30, 2011, due to a $40.3 million, or 28.2%, decrease in base fees, offset by a $33.8 million increase in performance-based fees (as a result of PPIP). The decrease in base fees was primarily due to a decrease in average AUM of 12.2% as well as a continued significant shift in product mix from Equities to Fixed Income. Average AUM for Equity services for the quarter ended September 30, 2012 decreased 53.3% while average AUM for Fixed Income and Other products increased 6.2% and 16.7%, respectively. Institutional investment advisory and services fees for the nine months ended September 30, 2012 decreased by $117.9 million, or 24.2%, from the nine months ended September 30, 2011, due to a $151.4 million, or 31.7%, decrease in base fees, partly offset by a $33.5 million increase in performance-based fees (as a result of PPIP). The decrease in base fees was primarily due to a decrease in average AUM of 15.5% as well as a continued significant shift in product mix from Equities to Fixed Income. Average AUM for Equity services for the nine months ended September 30, 2012 decreased 53.3% while average AUM for Fixed Income and Other products increased 6.7% and 16.5%, respectively.

Retail investment advisory and services fees for the three months ended September 30, 2012 increased by $20.6 million, or 12.6%, from the three months ended September 30, 2011, primarily due to a 6.9% increase in average AUM and a shift in product mix towards long-term non-U.S. global fixed income mutual funds, which generally have higher fees as compared to long-term U.S. mutual funds. Retail investment advisory and services fees for the nine months ended September 30, 2012 increased by $10.1 million, or 2.0%, from the nine months ended September 30, 2011, despite a 2.0% decrease in average AUM. The increase in fees as compared to a decrease in average AUM is primarily due to a shift in product mix towards long-term non-U.S. global fixed income mutual funds from long-term U.S. mutual funds and other Retail products and services, which generally have higher fees as compared to long-term U.S. mutual funds and other Retail products and services.

Private client investment advisory and services fees for the three months ended September 30, 2012 decreased by $17.9 million, or 10.9%, from the three months ended September 30, 2011, primarily as a result of a decline in base fees of $20.5 million, or 12.5%, reflecting a decrease in average billable AUM of 10.6% and the impact of a shift in product mix from Equities to Fixed Income and Other products. Private client investment advisory and services fees for the nine months ended September 30, 2012 decreased by $65.9 million, or 13.0%, from the nine months ended September 30, 2011, primarily as a result of a decline in base fees of $68.2 million, or 13.5%, reflecting a decrease in average billable AUM of 10.4% and the impact of a shift in product mix from Equities to Fixed Income and Other products.

Index

Bernstein Research Services

Bernstein Research Services revenue consists principally of equity commissions received for providing equity research and brokerage-related services to institutional investors.

Revenues from Bernstein Research Services for the three and nine months ended September 30, 2012 decreased $17.5 million, or 14.8%, and $35.4 million, or 10.2%, respectively, compared to the corresponding periods in 2011. The decreases were the result of sharply lower market trading volumes in the U.S. and Europe, partially offset by growth in Asia.

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

Distribution revenues for the three and nine months ended September 30, 2012 increased $15.7 million, or 17.9%, and $18.8 million, or 7.0%, respectively, compared to the corresponding periods in 2011, while the corresponding average AUM of these mutual funds grew 18.1% and 8.1%, respectively. Average AUM of non B-share and non C-share mutual funds (which have lower distribution fee rates than B-share and C-share mutual funds) increased 21.7% and 11.2%, respectively, while average AUM of B-share and C-share mutual funds increased by 4.1% and decreased by 3.6%, respectively.

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

Dividend and Interest Income and Interest Expense

Dividend and interest income consists primarily of investment income and interest earned on customer margin balances and U.S. Treasury Bills. Interest expense principally reflects interest accrued on cash balances in customers’ brokerage accounts. Dividend and interest income, net of interest expense, for the three and nine months ended September 30, 2012 decreased $0.2 million and $0.8 million, respectively, from the corresponding periods in 2011.

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

Index

Investment gains (losses) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions)
Deferred compensation-related investments
Realized gains (losses)	$—	$(2.3)	$(0.8)	$(6.5)
Unrealized gains (losses)	6.3	(35.5)	15.1	(23.2)
Consolidated private equity fund investments
Realized gains (losses)	(16.4)	(0.4)	(9.9)	(0.8)
Unrealized gains (losses)	12.4	(20.0)	13.4	(35.5)
Seed capital investments
Realized gains (losses)	(13.9)	14.3	(20.7)	20.5
Unrealized gains (losses)	19.8	(18.6)	35.6	(23.6)
Brokerage-related investments
Realized gains (losses)	(1.2)	(1.0)	(5.5)	(8.2)
Unrealized gains (losses)	0.2	(2.8)	0.1	(1.6)
	$7.2	$(66.3)	$27.3	$(78.9)

Realized gains or losses on deferred compensation-related investments typically occur in December of each year, as well as during the first quarter, as award tranches vest and related investments are sold to provide cash for payments to employees. The unrealized gains during both the third quarter of 2012 and year-to-date 2012 reflect the favorable financial markets during those periods versus unfavorable markets during 2011.

On a year-to-date basis, our publicly-traded securities held by our consolidated private equity fund incurred realized losses compared to realized gains during the nine months ended September 30, 2011, while our non-public investments incurred realized losses during both periods. The fund incurred unrealized mark-to-market gains relating to both its publicly-traded and non-public investments during the nine months ended September 30, 2012 compared to unrealized mark-to-market losses during the corresponding period in 2011.

Seed capital investments had realized losses in the third quarter and year-to-date 2012, primarily as a result of the derivatives we use to hedge our seed capital investments. Also during the third quarter and year-to-date, our trading securities had significant unrealized gains.

Other Revenues

Other revenues consist of fees earned for transfer agency services provided to company-sponsored mutual funds, fees earned for administration and recordkeeping services provided to company-sponsored mutual funds and the general accounts of AXA and its subsidiaries, and other miscellaneous revenues. Other revenues for the three and nine months ended September 30, 2012 decreased $1.0 million, or 3.9%, and $7.9 million, or 9.5%, respectively, from the corresponding periods in 2011, primarily due to lower shareholder servicing fees.

Index

Expenses

The following table summarizes the components of expenses:

	Three Months Ended				Nine Months Ended
	9/30/12	9/30/11	$ Change	% Change	9/30/12	9/30/11	$ Change	% Change
	(in millions)

Employee compensation and benefits	$300.9	$283.2	$17.7	6.2%	$876.2	$948.8	$(72.6)	(7.6)%
Promotion and servicing:
Distribution-related payments	94.8	76.3	18.5	24.2	260.8	229.6	31.2	13.6
Amortization of deferred sales commissions	10.6	9.2	1.4	16.0	29.1	29.4	(0.3)	(1.0)
Other	47.5	52.8	(5.3)	(10.0)	149.0	166.3	(17.3)	(10.4)
General and administrative:
General and administrative	135.7	129.3	6.4	5.0	389.9	394.0	(4.1)	(1.0)
Real estate charges	168.1	6.9	161.2	n/m	184.1	6.9	177.2	n/m
Interest	0.9	0.6	0.3	43.8	2.6	1.9	0.7	35.9
Amortization of intangible assets	5.5	5.5	—	—	16.2	16.2	—	(0.2)
Total	$764.0	$563.8	$200.2	35.5	$1,907.9	$1,793.1	$114.8	6.4

Employee Compensation and Benefits

We had 3,364 full-time employees at September 30, 2012 compared to 3,911 at September 30, 2011. Employee compensation and benefits consist of salaries (including severance), annual cash incentive awards, annual deferred incentive compensation awards, commissions, fringe benefits and other employment costs (including recruitment, training, temporary help and meals).

As a result of the deferred compensation charge (discussed earlier in this MD&A), we recorded a one-time, non-cash charge of $587.1 million in the fourth quarter of 2011 for all unrecognized deferred incentive compensation on outstanding awards from prior years. In addition, we recorded 100% of the expense associated with our 2011 deferred incentive compensation awards of $159.9 million in the fourth quarter of 2011.

Compensation expense as a percentage of net revenues was 42.5% and 44.1% for the three months ended September 30, 2012 and 2011, respectively. For the nine months ended September 30, 2012 and 2011, compensation expense as a percentage of net revenues was 43.1% and 44.7%, respectively. Compensation expense generally is determined on a discretionary basis and is primarily a function of our firm’s financial performance. Amounts are awarded to help us achieve our goal of attracting, motivating and retaining top talent while also helping ensure that our firm’s unitholders receive an appropriate return on their investment. Senior management, with the approval of the Compensation Committee of the Board, confirmed that the appropriate metric to consider in determining the amount of incentive compensation is the ratio of adjusted employee compensation and benefits expense to adjusted net revenues. Adjusted net revenues used in the adjusted compensation ratio are the same as the adjusted net revenues presented as a non-GAAP measure (discussed earlier in this MD&A) less revenues associated with acquisitions in 2010 and 2011 to implement strategic product initiatives (applicable to 2011 adjusted compensation ratios only). Adjusted employee compensation and benefits expense is total employee compensation and benefits expense minus other employment costs such as recruitment, training, temporary help and meals, and excludes the impact of mark-to-market vesting expense and dividends and interest expense associated with employee deferred compensation-related investments and total compensation and certain amortization of equity-based awards of personnel related to acquisitions in 2010 and 2011 to implement strategic product initiatives (applicable to 2011 adjusted compensation ratios only). Senior management, with the approval of the Compensation Committee, also established as an objective that adjusted employee compensation and benefits expense generally should not exceed 50% of our adjusted net revenues except in unexpected or unusual circumstances. Our ratios of adjusted compensation expense as a percentage of adjusted revenues were 50.2% and 49.2%, respectively, for the three months ended September 30, 2012 and 2011. For the nine months ended September 30, 2012 and 2011, our ratio of adjusted compensation expense was 50.1% and 48.8%, respectively. For the three and nine months ended September 30, 2012, the ratio exceeded 50% due to the incremental compensation expense recognized in the third quarter of 2012 for the CEO’s Extended Employment Agreement (discussed below).

During June 2012, Peter S. Kraus, the General Partner, AllianceBernstein and Holding entered into an agreement (the “Extended Employment Agreement”) pursuant to which Mr. Kraus will continue to serve as Chairman of the Board of the General Partner and Chief Executive Officer of the General Partner, AllianceBernstein and Holding from January 2, 2014, the end of the term of his existing employment agreement, until January 2, 2019 (the “Employment Term”), unless the Extended Employment Agreement is terminated in accordance with its terms. In connection with the signing of the Extended Employment Agreement, Mr. Kraus was granted 2,722,052 restricted Holding Units, vesting ratably over the Employment Term. Under U.S. GAAP, the compensation expense for the Holding Unit award under the Extended Employment Agreement of $33.1 million (based on the $12.17 grant date Holding Unit price) must be amortized on a straight-line basis over 6.5 years, beginning on the grant date. As a result, we will incur incremental compensation expense (in addition to compensation expense being recorded for Mr. Kraus under his existing employment agreement expiring January 2, 2014) during the second half of 2012 and full year 2013 for the Extended Employment Agreement prior to the commencement of the Employment Term even though Mr. Kraus does not receive any incremental cash compensation or unit vesting benefits during this period.

Index

For the three months ended September 30, 2012, employee compensation and benefits expense increased $17.7 million, or 6.2%, primarily due to higher deferred compensation mark-to-market expense ($30.3 million), partially offset by the net impact of lower adjusted revenues and a higher adjusted compensation ratio ($5.7 million) and compensation in the third quarter of 2011 of personnel related to acquisitions that were excluded from the adjusted compensation ratio ($3.7 million). For the nine months ended September 30, 2012, employee compensation and benefits expense decreased $72.6 million, or 7.6%, primarily due to the net impact of lower adjusted revenues and a higher adjusted compensation ratio ($81.1 million) and compensation in the first nine months of 2011 of personnel related to acquisitions that were excluded from the adjusted compensation ratio ($11.1 million), partially offset by higher deferred compensation mark-to-market expense ($29.5 million).

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

The investment gains and losses on deferred compensation-related investments recognized in net revenues as compared to the amortization of deferred compensation awards notionally invested in company-sponsored investment products are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions)

Investment gains (losses)	$6.3	$(37.8)	$14.3	$(29.7)

Amortization of awards notionally invested in company-sponsored investment products:
Original award	—	17.2	—	54.7
Prior periods’ mark-to-market	—	1.3	—	5.7
Current period mark-to-market	6.0	(25.6)	13.0	(22.2)
Total	6.0	(7.1)	13.0	38.2

Net operating income impact	$0.3	$(30.7)	$1.3	$(67.9)

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

Index

Promotion and servicing expenses increased $14.6 million and $13.6 million, during the three and nine months ended September 30, 2012, respectively, compared to the corresponding periods in 2011. The increases reflect higher distribution-related payments, partially offset by lower travel and entertainment, trade execution and transfer fees all due to the prior year’s increased business activity and new product launches.

General and Administrative

General and administrative expenses include technology, professional fees, occupancy, communications and similar expenses. General and administrative expenses as a percentage of net revenues were 42.9% (19.2% excluding real estate charges) and 21.2% (20.2% excluding real estate charges) for the three months ended September 30, 2012 and 2011, respectively. General and administrative expenses increased $167.6 million, or 123.1%, during the third quarter of 2012 compared to the same period in 2011, primarily due to higher real estate charges of $161.2 million, higher portfolio services expenses of $16.9 million (primarily due to PPIP sub-advisor payments) and higher legal expenses of $8.9 million (due to our receipt of insurance proceeds of $10.7 million in the third quarter of 2011), partially offset by lower office and related expenses of $10.7 million (excluding real estate charges). For the nine months ended September 30, 2012 and 2011, general and administrative expenses as a percentage of net revenues were 28.3% (19.2% excluding real estate charges) and 18.9% (18.5% excluding real estate charges), respectively. General and administrative expenses increased $173.1 million, or 43.2%, during the first nine months of 2012 compared to the corresponding period in 2011, primarily due to higher real estate charges of $177.2 million, higher portfolio services expenses of $21.1 million (primarily due to PPIP sub-advisor payments) and higher legal expenses of $10.4 million (due to our receipt of insurance proceeds of $10.7 million in the third quarter of 2011), partially offset by lower office and related expenses of $16.6 million (excluding real estate charges), lower technology expenses of $9.3 million and a cash receipt of $6.5 million in the first quarter of 2012 relating to the finalization of a claims processing contingency originally recorded in 2006.

Income Taxes

AllianceBernstein, a private limited partnership, is not subject to federal or state corporate income taxes, but we are subject to the New York City unincorporated business tax (“UBT”). Our domestic corporate subsidiaries are subject to federal, state and local income taxes, and are generally included in the filing of a consolidated federal income tax return. Separate state and local income tax returns are also filed. Foreign corporate subsidiaries are generally subject to taxes in the jurisdictions where they are located.

Income tax expense for the three and nine months ended September 30, 2012 decreased $12.8 million and $18.5 million from the three and nine months ended September 30, 2011, respectively. The decreases were due primarily to the tax impact of the third quarter 2012 real estate charge ($9.1 million) and the UBT tax benefit recorded in the third quarter of 2012 ($5.7 million) discussed below. The remainder of the variance in each period was due to the tax impact of the change in operating income excluding the real estate charge (operating income increased in the quarterly comparison and decreased in the year-to-year comparison).

In the third quarter of 2012, application of the New York city tax law that sources various types of receipts from services performed by registered brokers and dealers of securities and commodities for purposes of apportioning income has resulted in a reduction of our rate of tax for the current year and to the rate of tax that we expect to pay in the future. As a result, we recognized a $5.7 million tax benefit in the third quarter of 2012 relating to our full year 2011 and nine months 2012 UBT.

Net Income (Loss) of Consolidated Entities Attributable to Non-Controlling Interests

Net income (loss) of consolidated entities attributable to non-controlling interests consists of limited partner interests owned by other investors representing 90% of the total limited partner interests in our consolidated venture capital fund. It also included the 50% interest owned by AXA and its subsidiaries in our consolidated joint venture in Australia through March 31, 2011, when we purchased the remaining 50% interest in the Australian joint venture for $21.4 million. During the third quarter of 2012, we had a $4.0 million net loss of consolidated entities attributable to non-controlling interests, due primarily to a $4.0 million net investment loss attributable to our consolidated venture capital fund (of which 90% belongs to non-controlling interests) and management fees of $0.4 million. During the first nine months of 2012, we had a $2.0 million net gain of consolidated entities attributable to non-controlling interests, due primarily to a $3.5 million net gain attributable to our consolidated venture capital fund (of which 90% belongs to non-controlling interests) and management fees of $1.1 million.

CAPITAL RESOURCES AND LIQUIDITY

During the first nine months of 2012, net cash provided by operating activities was $531.5 million, compared to $506.9 million during the corresponding 2011 period. The change was primarily due to lower net purchases of investments of $324.2 million, primarily related to broker-dealer investments and seed capital investments, partially offset by lower cash provided by net income of $278.5 million and higher broker-dealer related net receivables and segregated U.S. Treasury bills of $29.6 million.

Index

During the first nine months of 2012, net cash used in investing activities was $11.9 million, compared to $49.4 million during the corresponding 2011 period. During 2011, we purchased the remaining 50% interest in our Australian joint venture for $21.4 million and we used $5.5 million of cash to purchase an equity portfolio business.

During the first nine months of 2012, net cash used in financing activities was $553.9 million, compared to $588.5 million during the corresponding 2011 period. The decrease reflects lower distributions to the General Partner and unitholders of $178.5 million as a result of lower earnings (distributions on earnings are paid one quarter in arrears), partially offset by an increase in repayment of commercial paper of $139.3 million.

As of September 30, 2012, AllianceBernstein had $610.6 million of cash and cash equivalents, all of which is available for liquidity, but is comprised primarily of cash on deposit for our broker dealers to comply with various customer clearing activities and cash held by foreign entities for which a permanent investment election for U.S. tax purposes is taken. If the cash held at our foreign subsidiaries of $484.3 million, which includes cash on deposit for our foreign broker dealers, was to be repatriated to the U.S., we would be required to accrue and pay U.S. income taxes on these funds. Our intent is to permanently reinvest these earnings outside the U.S. We currently do not anticipate a liquidity need requiring a repatriation of these funds to the U.S.

Debt and Credit Facilities

At September 30, 2012 and December 31, 2011, AllianceBernstein had $241.3 million and $444.9 million, respectively, in commercial paper outstanding with weighted average interest rates of approximately 0.5% and 0.2%, respectively. The commercial paper and amounts outstanding under the 2012 Credit Facility described below are short term in nature and, as such, recorded value is estimated to approximate fair value. Average daily borrowings of commercial paper during the first nine months of 2012 and the full year 2011 were $439.6 million and $273.6 million, respectively, with weighted average interest rates of approximately 0.4% and 0.2%, respectively.

On December 9, 2010, AllianceBernstein entered into a committed, unsecured three-year senior revolving credit facility (the “2010 Credit Facility”) with a group of commercial banks and other lenders in an original principal amount of $1.0 billion with SCB LLC as an additional borrower. On January 17, 2012, the 2010 Credit Facility was amended and restated (“2012 Credit Facility”). The principal amount was amended to $900 million from the original principal amount of $1.0 billion, and the accordion feature was increased from $250 million to $350 million. In addition, the maturity date of the 2010 Credit Facility was extended from December 9, 2013 to January 17, 2017. There were no other significant changes in terms and conditions included in this amendment. Effective as of July 13, 2012, through the exercise of the commitment increase provisions of the 2012 Credit Facility, the principal amount was increased from $900 million to $1.0 billion. With this increase, the 2012 Credit Facility provides for possible increases in the principal amount by up to an aggregate incremental amount of $250 million (“accordion feature”), any such increase being subject to the consent of the affected lenders.

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

The 2012 Credit Facility contains affirmative, negative and financial covenants, which are customary for facilities of this type, including, among other things, restrictions on dispositions of assets, restrictions on liens, a minimum interest coverage ratio and a maximum leverage ratio. We are in compliance with these covenants. The 2012 Credit Facility also includes customary events of default (with customary grace periods, as applicable), including provisions under which, upon the occurrence of an event of default, all outstanding loans may be accelerated and/or lender’s commitments may be terminated. Also, under such provisions, upon the occurrence of certain insolvency- or bankruptcy-related events of default, all amounts payable under the 2012 Credit Facility would automatically become immediately due and payable, and the lender’s commitments would automatically terminate.

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

As of September 30, 2012 and December 31, 2011, we had no amounts outstanding under the 2012 Credit Facility. During the first nine months of 2012, we did not draw upon the 2012 Credit Facility. During the full year 2011, $40.0 million was outstanding for one day in February (with an interest rate of 1.3%) resulting in average daily borrowings of $0.1 million under the 2010 Credit Facility.

Index

In addition, SCB LLC has five uncommitted lines of credit with four financial institutions. Two of these lines of credit permit us to borrow up to an aggregate of approximately $200.0 million while three lines have no stated limit. During May 2012, AllianceBernstein was named an additional borrower under a $100.0 million SCB uncommitted line of credit. As of September 30, 2012, there were no loans outstanding. During the first nine months of 2012, $5.0 million was outstanding for one day with an interest rate of 1.4%.

As of September 30, 2012 and December 31, 2011, we had no uncommitted bank loans outstanding. Average daily borrowings of uncommitted bank loans during the first nine months of 2012 and full year 2011 were $17.4 million and $6.4 million, respectively, with weighted average interest rates of approximately 1.2% and 1.3%, respectively.

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

Goodwill

As of September 30, 2012, goodwill of $3.0 billion on the condensed consolidated statement of financial condition included $2.8 billion as a result of the Bernstein Transaction and $154 million in regard to various smaller acquisitions. We have determined that AllianceBernstein has only one reporting segment and reporting unit.

We test our goodwill annually, as of September 30, for impairment. As of September 30, 2012, the impairment test indicated that goodwill was not impaired. The carrying value of goodwill is also reviewed if facts and circumstances occur that suggest possible impairment, such as significant declines in assets under management, revenues, earnings or the price of a Holding Unit.

The impairment test is a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of AllianceBernstein, the reporting unit, with its carrying value, including goodwill. If the fair value of the reporting unit exceeds its carrying value, goodwill is considered not impaired and the second step of the impairment test is not performed. However, if the carrying value of the reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step compares the implied fair value of the reporting unit to the aggregated fair values of its individual assets and liabilities to determine the amount of impairment, if any.

Index

During the third quarter of 2012, AllianceBernstein estimated its fair value under both the market approach and the income approach. The types of assumptions and methodologies used under both approaches were consistent with those used in impairment tests performed in prior periods. Under the market approach, the fair value of the reporting unit was based on its unadjusted market valuation (AllianceBernstein Units outstanding multiplied by the price of a Holding Unit) and adjusted market valuations assuming a control premium and earnings multiples. The price of a publicly-traded AllianceBernstein Holding Unit serves as a reasonable starting point for valuing an AllianceBernstein Unit because each represents the same fractional interest in our underlying business. On an unadjusted basis, AllianceBernstein’s fair value per unit as of September 30, 2012 was $15.41 (the price of a Holding Unit as of that date) as compared to its carrying value, or book value, of $14.09 per unit. Also under the market approach, we typically assume a control premium of 10% - 20% for the reporting unit, which was determined based on an analysis of control premiums for relevant recent acquisitions, as well as comparable industry earnings multiples applied to our current earnings forecast. A control premium was not needed in this analysis for fair value to exceed carrying value. Under the income approach, the fair value of the reporting unit was based on the present value of estimated future cash flows. Determining estimated fair value using a discounted cash flow valuation technique consists of applying business growth rate assumptions over the estimated life of the goodwill asset and then discounting the resulting expected cash flows using an estimated weighted average cost of capital of market participants to arrive at a present value amount that approximates fair value. In our tests, our discounted expected cash flow model used management’s current five-year business plan, which factored in current market conditions and all material events that had impacted, or that we believed at the time could potentially impact, future expected cash flows and a declining annual growth rate thereafter for three years before using a terminal value growth rate. We ran multiple discounted cash flow analyses under several scenarios. We used a weighted average cost of equity ranging from 7% to 10% as the discount rate. We used a cost of equity rate, as opposed to a cost of capital, due to using net income in our expected cash flow model (as a result of generally distributing 100% of our earnings). The cost of debt is already factored into the net income projections. We used terminal value growth rates ranging from 2% to 4%, and we used our business plan growth rates as a base case and at stressed levels approximately 50% lower, as a result of current economic uncertainty and market dynamics.

Management considered the results of the market approach and income approach analysis performed along with a number of other factors (including current market conditions) and determined that AllianceBernstein’s fair value exceeded its carrying value as of September 30, 2012 by approximately 9% using the market approach (on an unadjusted basis), and by more than 50% using the income approach (using the most stressed scenarios). As such, no goodwill impairment existed and the second step of the goodwill impairment test was not required.

As a result of increased economic uncertainty and current market dynamics, determining whether an impairment of the goodwill asset exists is increasingly difficult and requires management to exercise significant judgment. In addition, to the extent that securities valuations are depressed for prolonged periods of time and market conditions stagnate or worsen as a result of global economic and debt fears and the threat of another financial crisis, or if we continue to experience significant net redemptions, our assets under management, revenues, profitability and unit price may continue to be adversely affected. Although the price of a Holding Unit is just one factor in the calculation of fair value, if current Holding Unit price levels decline significantly, reaching the conclusion that fair value exceeds carrying value will, over time, become more difficult. In addition, control premiums, industry earnings multiples and discount rates are impacted by economic conditions. As a result, subsequent impairment tests may be more frequent and be based upon more negative assumptions and future cash flow projections, which may result in an impairment of this asset. Any impairment could reduce materially the recorded amount of goodwill, with a corresponding charge to our earnings.

Real Estate Charges

During 2010 and 2012, we performed comprehensive reviews of our office real estate requirements and determined to consolidate office space and sub-lease the excess office space. As a result, we recorded real estate charges that reflect the net present value of the difference between the amount of our on-going contractual lease obligations for the vacated floors and our estimate of current market rental rates for such floors. The charges we recorded were based on current assumptions at the time of the charges regarding sublease marketing periods, costs to prepare the properties to market, market rental rates, broker commissions and subtenant allowances/incentives, all of which are factors largely beyond our control. If our assumptions prove to be incorrect, we may need to record additional charges or reduce previously recorded charges.

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

Loss Contingencies

Management continuously reviews with legal counsel the status of regulatory matters and pending or threatened litigation. We evaluate the likelihood that a loss contingency exists and record a loss contingency if it is probable and reasonably estimable as of the date of the financial statements. See Note 9 to AllianceBernstein’s condensed consolidated financial statements contained in Item 1.

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

•
The possible impairment of goodwill in the future: As a result of increased economic uncertainty and current market dynamics, determining whether an impairment of the goodwill asset exists is increasingly difficult and requires management to exercise significant judgment. In addition, to the extent that securities valuations are depressed for prolonged periods of time and market conditions stagnate or worsen as a result of global economic and debt fears and the threat of another financial crisis, or if we continue to experience significant net redemptions, our AUM, revenues, profitability and unit price may continue to be adversely affected. Although the price of a Holding Unit is just one factor in the calculation of fair value, if current Holding Unit price levels decline significantly, reaching the conclusion that fair value exceeds carrying value will, over time, become more difficult. As a result, subsequent impairment tests may be more frequent and based upon more negative assumptions and future cash flow projections, which may result in an impairment of this asset. Any impairment could reduce materially the recorded amount of goodwill, with a corresponding charge to our earnings.

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

•
The pipeline of new institutional mandates not yet funded: Before they are funded, institutional mandates do not represent legally binding commitments to fund and, accordingly, the possibility exists that not all mandates will be funded in the amounts and at the times currently anticipated, or that mandates ultimately will not be funded.

•
Our belief that our real estate consolidation plan will be effective in meaningfully improving our cost structure and helping position our firm for a stronger future: Any charges we record and our estimates of reduced occupancy expenses in future years are based on our current assumptions regarding sublease marketing periods, costs to prepare the properties to market, market rental rates, broker commissions and subtenant allowances/incentives, all of which are factors largely beyond our control. If our assumptions prove to be incorrect, we may be forced to record an additional charge and/or our estimated occupancy cost reduction may be less than we currently project.

•
Our belief that, while the outlook for both the Eurozone and the post-election U.S. economy remains uncertain, it is increasingly clear that the strategy we are executing is positioning AllianceBernstein for a stronger future: Changes and volatility in political, economic, capital market or industry conditions can result in changes in demand for our products and services or affect the value of our AUM, all of which may adversely affect our financial condition and results of operations. The actual performance of the capital markets and other factors beyond our control will affect our investment success for clients and asset flows. Furthermore, improved flows depend on a number of factors, including our ability to deliver consistent, competitive investment performance, which cannot be assured, conditions of financial markets, consultant recommendations, and changes in our clients’ investment preferences, risk tolerances and liquidity needs.

OTHER INFORMATION

With respect to the unaudited condensed consolidated interim financial information of AllianceBernstein for the three months and nine months ended September 30, 2012 and 2011 included in this quarterly report on Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated October 24, 2012 appearing herein states that they did not audit and they do not express an opinion on the unaudited condensed consolidated interim financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended (“Securities Act”) for their report on the unaudited condensed consolidated interim financial information because that report is not a “report” or a “part” of registration statements prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Securities Act.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to AllianceBernstein’s market risk for the quarter ended September 30, 2012.

Index

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the third quarter of 2012 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index

Part II

OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 9 to the condensed consolidated financial statements contained in Part I, Item 1.

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

The following table provides information relating to any AllianceBernstein Units bought by AllianceBernstein in the quarter covered by this report:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of AllianceBernstein Units Purchased	(b) Average Price Paid Per AllianceBernstein Unit, net of Commissions	(c) Total Number of AllianceBernstein Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of AllianceBernstein Units that May Yet Be Purchased Under the Plans or Programs
7/1/12 - 7/31/12	—	$—	—	—
8 /1/12 -8/31/12	—	—	—	—
9/1/12 - 9/30/12(1)	3,456	14.29	—	—
Total	3,456	$14.29	—	—

(1) During September 2012, we purchased 3,456 AllianceBernstein Units in private transactions.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

15.1	Letter from PricewaterhouseCoopers LLP, our independent registered public accounting firm, regarding unaudited interim financial information.

31.1	Certification of Mr. Kraus furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Mr. Weisenseel furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Date: October 24, 2012	ALLIANCEBERNSTEIN L.P.

	By:	/s/ John C. Weisenseel
John C. Weisenseel
Chief Financial Officer