Form 10-Q
period 2013-03-31
ALLIANCEBERNSTEIN L.P.
filed 2013-05-01
CIK 1109448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

The number of units of limited partnership interest outstanding as of March 31, 2013 was 277,993,129.

ALLIANCEBERNSTEIN L.P.

Index

Part I

FINANCIAL INFORMATION

Item 1.	Financial Statements

ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition
(in thousands, except unit amounts)

	March 31, 2013	December 31, 2012
	(unaudited)

ASSETS
Cash and cash equivalents	$559,470	$627,182
Cash and securities segregated, at fair value (cost: $1,071,483 and $1,551,177)	1,071,598	1,551,326
Receivables, net:
Brokers and dealers	508,417	408,037
Brokerage clients	879,889	942,034
Fees	274,791	265,685
Investments:
Long-term incentive compensation-related	109,506	122,977
Other	634,692	609,357
Furniture, equipment and leasehold improvements, net	188,586	196,125
Goodwill	2,954,327	2,954,327
Intangible assets, net	163,599	169,208
Deferred sales commissions, net	79,901	95,430
Other assets	185,976	173,362
Total assets	$7,610,752	$8,115,050

LIABILITIES AND CAPITAL
Liabilities:
Payables:
Brokers and dealers	$317,111	$220,736
Securities sold not yet purchased	69,433	63,838
Brokerage clients	1,873,027	2,563,061
AllianceBernstein mutual funds	93,221	156,679
Accounts payable and accrued expenses	549,828	499,076
Accrued compensation and benefits	396,841	485,229
Debt	382,640	323,163
Total liabilities	3,682,101	4,311,782

Commitments and contingencies (See Note 12)

Capital:
General Partner	41,415	41,213
Limited partners: 277,993,129 and 277,600,901 units issued and outstanding	4,185,258	4,165,461
Capital contributions receivable from General Partner	(7,817)	(8,441)
Holding Units held for long-term incentive compensation plans	(273,925)	(389,941)
Accumulated other comprehensive loss	(58,307)	(48,526)
Partners’ capital attributable to AllianceBernstein Unitholders	3,886,624	3,759,766
Non-controlling interests in consolidated entities	42,027	43,502
Total capital	3,928,651	3,803,268
Total liabilities and capital	$7,610,752	$8,115,050

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Income
 (in thousands, except per unit amounts)
(unaudited)

	Three Months Ended March 31,
	2013	2012

Revenues:
Investment advisory and services fees	$443,837	$425,560
Bernstein research services	109,685	106,343
Distribution revenues	118,745	90,960
Dividend and interest income	4,446	4,406
Investment gains (losses)	6,951	30,958
Other revenues	26,300	24,285
Total revenues	709,964	682,512
Less: Interest expense	842	703
Net revenues	709,122	681,809

Expenses:
Employee compensation and benefits	301,235	302,543
Promotion and servicing:
Distribution-related payments	109,280	79,869
Amortization of deferred sales commissions	11,074	8,267
Other	50,992	49,734
General and administrative:
General and administrative	105,289	124,910
Real estate charges	638	9,269
Interest on borrowings	983	833
Amortization of intangible assets	5,433	5,139
Total expenses	584,924	580,564

Operating income	124,198	101,245

Income taxes	11,167	6,703

Net income	113,031	94,542

Net (loss) income of consolidated entities attributable to non-controlling interests	(1,485)	7,264

Net income attributable to AllianceBernstein Unitholders	$114,516	$87,278

Net income per AllianceBernstein Unit:
Basic	$0.41	$0.31
Diluted	$0.41	$0.31

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2013	2012

Net income	$113,031	$94,542
Other comprehensive income (loss):
Foreign currency translation adjustments	(10,320)	1,875
Income tax (expense)	—	—
Foreign currency translation adjustments, net of tax	(10,320)	1,875
Unrealized gains on investments:
Unrealized gains arising during period	742	705
Less: reclassification adjustment for gains included in net income	—	—
Change in unrealized gains on investments	742	705
Income tax (expense)	(383)	(436)
Unrealized gains on investments, net of tax	359	269
Changes in employee benefit related items:
Amortization of transition asset	(36)	(36)
Amortization of prior service cost	27	27
Recognized actuarial loss (gain)	295	(73)
Changes in employee benefit related items	286	(82)
Income tax (expense)	(96)	—
Employee benefit related items, net of tax	190	(82)
Other comprehensive (loss) income	(9,771)	2,062
Less: Comprehensive (loss) income in consolidated entities attributable to non-controlling interests	(1,475)	7,316
Comprehensive income attributable to AllianceBernstein Unitholders	$104,735	$89,288

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

ALLIANCEBERNSTEIN L.P. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2013	2012

Cash flows from operating activities:
Net income	$113,031	$94,542
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred sales commissions	11,074	8,267
Amortization of non-cash long-term incentive compensation	7,093	5,216
Depreciation and other amortization	15,424	20,619
Unrealized (gains) on long-term incentive compensation-related investments	(5,528)	(17,066)
Unrealized (gains) on consolidated venture capital fund	(71)	(7,008)
Unrealized (gains) on other investments	(2,883)	(27,965)
Real estate asset write-off charges	(10)	1,675
Other, net	(3,557)	(1,333)
Changes in assets and liabilities:
Decrease in segregated cash and securities	479,728	494,615
(Increase) in receivables	(141,651)	(117,190)
(Increase) in investments	(3,508)	(34,076)
Decrease (increase) in deferred sales commissions	4,455	(31,629)
(Increase) in other assets	(17,857)	(3,178)
(Decrease) in payables	(555,227)	(441,785)
(Decrease) increase in accounts payable and accrued expenses	(10,067)	14,388
Increase in accrued compensation and benefits	43,159	6,377
Net cash used in operating activities	(66,395)	(35,531)

Cash flows from investing activities:
Proceeds from sales of investments	11	—
Purchases of furniture, equipment and leasehold improvements	(3,379)	(5,938)
Proceeds from sales of furniture, equipment and leasehold improvements	—	610
Net cash used in investing activities	(3,368)	(5,328)

Cash flows from financing activities:
Issuance (repayment) of commercial paper, net	59,027	(58,273)
Increase in overdrafts payable	63,684	9,350
Distributions to General Partner and unitholders	(106,182)	(47,490)
Distributions to non-controlling interests in consolidated entities	—	(849)
Capital contributions from General Partner	750	889
Additional investments by Holding from distributions paid to AllianceBernstein consolidated rabbi trust	5,929	864
Additional investments by Holding with proceeds from exercise of compensatory options to buy Holding Units	6,642	—
Purchases of Holding Units to fund long-term incentive compensation plan awards, net	(21,310)	(66,904)
Purchases of AllianceBernstein Units	(7)	(221)
Debt issuance costs	—	(1,750)
Other	(6)	(18)
Net cash provided by (used in) financing activities	8,527	(164,402)

Effect of exchange rate changes on cash and cash equivalents	(6,476)	3,898

Net (decrease) in cash and cash equivalents	(67,712)	(201,363)
Cash and cash equivalents as of beginning of the period	627,182	638,681
Cash and cash equivalents as of end of the period	$559,470	$437,318

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2013
(unaudited)

The words “we” and “our” refer collectively to AllianceBernstein L.P. and its subsidiaries (“AllianceBernstein”), or to their officers and employees. Similarly, the word “company” refers to AllianceBernstein. These statements should be read in conjunction with AllianceBernstein’s audited consolidated financial statements included in AllianceBernstein’s Form 10-K for the year ended December 31, 2012.

1.	Business Description, Organization and Basis of Presentation

Business Description

We provide research, diversified investment management and related services globally to a broad range of clients. Our principal services include:

●
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

●
Retail Services – servicing our retail clients, primarily by means of retail mutual funds sponsored by AllianceBernstein or an affiliated company, sub-advisory relationships with mutual funds sponsored by third parties, separately-managed account programs sponsored by financial intermediaries worldwide and other investment vehicles.

●
Private Client Services – servicing our private clients, including high-net-worth individuals, trusts and estates, charitable foundations, partnerships, private and family corporations, and other entities, by means of separately-managed accounts, hedge funds, mutual funds and other investment vehicles.

●	Bernstein Research Services – servicing institutional investors seeking high-quality research, portfolio strategy advice and brokerage-related services.

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

We provide a broad range of investment services with expertise in:

●	Equity securities, including value and growth equities;

●	Fixed income securities, including taxable and tax-exempt securities;

●	Passive management, including index and enhanced index strategies;

●	Alternative investments, including hedge funds, fund of funds, currency management strategies and private equity (e.g., direct real estate investing); and

●	Asset allocation services, including dynamic asset allocation, customized target date funds, target risk funds and other strategies tailored to help clients meet their investment goals.

We provide these services using various investment disciplines, including market capitalization (e.g., large-, mid- and small-cap equities), term (e.g., long-, intermediate- and short-duration debt securities), and geography (e.g., U.S., international, global and emerging markets), as well as local and regional disciplines in major markets around the world.

Index

        Organization

As of March 31, 2013, AXA, a société anonyme organized under the laws of France and the holding company for an international group of insurance and related financial services companies, through certain of its subsidiaries (“AXA and its subsidiaries”) owned approximately 1.4% of the issued and outstanding units representing assignments of beneficial ownership of limited partnership interests in AllianceBernstein Holding L.P. (“Holding Units”).

As of March 31, 2013, the ownership structure of AllianceBernstein, expressed as a percentage of general and limited partnership interests, was as follows:

AXA and its subsidiaries	61.0%
Holding	37.6
Unaffiliated holders	1.4
100.0%

AllianceBernstein Corporation (an indirect wholly-owned subsidiary of AXA, “General Partner”) is the general partner of both AllianceBernstein Holding L.P. (“Holding”) and AllianceBernstein. AllianceBernstein Corporation owns 100,000 general partnership units in Holding and a 1% general partnership interest in AllianceBernstein. Including both the general partnership and limited partnership interests in Holding and AllianceBernstein, AXA and its subsidiaries had an approximate 64.2% economic interest in AllianceBernstein as of March 31, 2013.

Basis of Presentation

The interim condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the interim results, have been made. The preparation of the condensed consolidated financial statements requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the interim reporting periods. Actual results could differ from those estimates. The December 31, 2012 condensed consolidated statement of financial condition was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The condensed consolidated financial statements include AllianceBernstein and its majority-owned and/or controlled subsidiaries. All significant inter-company transactions and balances among the consolidated entities have been eliminated.

Reclassification and Revision

During 2013, we reclassified prior period amounts relating to the servicing portion of the investment advisory base fees earned by AllianceBernstein Japan Ltd. (a wholly-owned subsidiary of AllianceBernstein) for the distribution of local-market funds from investment advisory base fees to distribution revenues in the condensed consolidated statement of income to conform to the current year’s presentation. This reclassification is consistent with the methodology used by AllianceBernstein Luxembourg S.A. (a wholly-owned subsidiary of AllianceBernstein, “AllianceBernstein Luxembourg”) related to the distribution of Non-U.S Funds.

During 2012, we identified an error in the classification of Holding’s cash distributions to us on unallocated Holding Units held in our consolidated rabbi trust. As such, we revised the classification of prior period amounts recorded for Holding’s cash distributions to us on unallocated Holding Units held in our consolidated rabbi trust from due to Holding to additional investments by Holding in AllianceBernstein in partners’ capital in the consolidated statements of financial condition. In addition, changes in due to Holding included in cash flows from operating activities in prior periods are now presented as additional investments by Holding in AllianceBernstein included in cash flows from financing activities. The impact of the revision for the three months ended March 31, 2012 in the statement of cash flows was $0.9 million. Management concluded that the error did not, individually or in the aggregate, result in a material misstatement of our consolidated financial statements for any prior period.

2.	Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-11, Disclosures about Offsetting Assets and Liabilities. The amended standard requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. We adopted this standard effective as of January 1, 2013 (see Note 10) and there was no material impact on our consolidated financial statements.

Index

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The standard requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. We adopted this standard effective as of January 1, 2013 however no additional disclosures are required due to amounts reclassified out of accumulated other comprehensive income not being material.

Accounting Pronouncements Not Yet Adopted

In March 2013, the FASB issued ASU 2013-05, Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. The amendment is effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013 and is not expected to have a material impact on our financial condition or results of operations.

3.	Long-term Incentive Compensation Plans

We maintain several unfunded, non-qualified long-term incentive compensation plans under which annual awards to employees are made generally in the fourth quarter.

Awards granted in the fourth quarter of 2012 allowed participants to allocate their awards between restricted Holding Units and deferred cash. Participants (except certain members of senior management) generally could allocate up to 50% of their awards to deferred cash, not to exceed a total of $250,000 per award, and had until mid-January 2013 to make their elections. The number of restricted Holding Units issued equaled the remaining dollar value of the award divided by the average of the closing prices of a Holding Unit for a five business day period in January after participants made their elections.

●	We engaged in open-market purchases of Holding Units that were awarded to participants and held them in a consolidated rabbi trust.

●	Quarterly distributions on vested and unvested Holding Units are paid currently to participants, regardless of whether or not a long-term deferral election has been made.

●	Interest on deferred cash is accrued monthly based on our monthly weighted average cost of funds.

We recognize compensation expense related to equity compensation grants in the financial statements using the fair value method. Fair value of restricted Holding Unit awards is the closing price of a Holding Unit on the grant date; fair value of options is determined using the Black-Scholes option valuation model. Under the fair value method, compensatory expense is measured at the grant date based on the estimated fair value of the award and is recognized over the required service period. Prior to a change made to the employee long-term incentive compensation award program in the fourth quarter of 2011, an employee’s service requirement was typically the same as the delivery dates. This change eliminated employee service requirements, but did not modify delivery dates contained in the original award agreements.

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

Index

During the first quarters of 2013 and 2012, we purchased 1.0 million and 4.5 million Holding Units for $19.6 million and $66.0 million, respectively (on a trade date basis). These amounts reflect open-market purchases of 0.8 million and 4.3 million Holding Units for $16.0 million and $63.2 million, respectively, with the remainder relating to purchases of Holding Units from employees to allow them to fulfill statutory tax withholding requirements at the time of distribution of long-term incentive compensation awards, offset by Holding Units purchased by employees as part of a distribution reinvestment election.

Since the third quarter of 2011, we have implemented plans each quarter to repurchase Holding Units pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (“Exchange Act”). A Rule 10b5-1 plan allows a company to repurchase its shares at times when it otherwise might be prevented from doing so because of self-imposed trading blackout periods and because it possesses material non-public information. Each broker we select has the authority under the terms and limitations specified in the plan to repurchase Holding Units on our behalf in accordance with the terms of the plan. Repurchases are subject to SEC regulations as well as certain price, market volume and timing constraints specified in the plan. The plan adopted during the first quarter of 2013 expired at the close of business on April 29, 2013. We intend to adopt additional Rule 10b5-1 plans so that we can continue to engage in open-market purchases of Holding Units to help fund anticipated obligations under our incentive compensation award program and for other corporate purposes.

We granted to employees and Eligible Directors 6.6 million restricted Holding Unit awards (including 6.5 million granted in January 2013 for 2012 year-end awards) and 9.1 million restricted Holding Unit awards (including 8.7 million granted in January 2012 for 2011 year-end awards) during the first quarters of 2013 and 2012, respectively. To fund these awards, we allocated previously repurchased Holding Units that had been held in the consolidated rabbi trust. There were approximately 12.5 million unallocated Holding Units remaining in the consolidated rabbi trust as of March 31, 2013.

During the first quarter of 2013, Holding issued 392,528 Holding Units upon exercise of options to buy Holding Units. Holding used the proceeds of $6.6 million to purchase the equivalent number of newly-issued AllianceBernstein Units.

4.	Cash Distributions

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

The General Partner computes cash flow received from operations by determining the sum of:

●	net cash provided by operating activities of AllianceBernstein,

●	proceeds from borrowings and from sales or other dispositions of assets in the ordinary course of business, and

●	income from investments in marketable securities, liquid investments and other financial instruments that are acquired for investment purposes and that have a value that may be readily established,

and then subtracting from this amount the sum of:

●	payments in respect of the principal of borrowings, and

●	amounts expended for the purchase of assets in the ordinary course of business.

On May 1, 2013, the General Partner declared a distribution of $0.41 per AllianceBernstein Unit, representing a distribution of Available Cash Flow for the three months ended March 31, 2013. The General Partner, as a result of its 1% general partnership interest, is entitled to receive 1% of each distribution. The distribution is payable on May 23, 2013 to holders of record on May 13, 2013.

5.	Real Estate Charges

During 2010, we performed a comprehensive review of our real estate requirements in New York in connection with our workforce reductions commencing in 2008. As a result, during 2010 we decided to sub-lease over 380,000 square feet in New York (approximately 80% of this space has been sublet) and largely consolidate our New York-based employees into two office locations from three.

Index

During the third quarter of 2012, in an effort to further reduce our global real estate footprint, we completed a comprehensive review of our worldwide office locations and began implementing a global space consolidation plan. As a result, our intention is to sub-lease approximately 510,000 square feet of office space (approximately 30% of this space has been sublet), over 70% of which is New York office space (in addition to the 380,000 square foot space reduction in 2010), with the remainder comprised of office space in England, Australia and various U.S. locations. We expect that the actions we are taking to vacate and market space for sublease will result over time in non-cash real estate charges of $225 million to $250 million, with $202.6 million of the charges having been recorded during 2012. These charges are in addition to the earlier non-cash real estate charges for New York City office space we recorded (related to the 380,000 square foot space reduction in 2010).

The following table summarizes the activity in the liability account relating to our 2010 and 2012 office space consolidation initiatives for the following periods:

	Three Months Ended March 31, 2013	Twelve Months Ended December 31, 2012
	(in thousands)

Balance as of beginning of period	$238,784	$71,164
Expense incurred	648	181,589
Deferred rent	122	27,000
Payments made	(21,562)	(42,833)
Interest accretion	1,137	1,864
Balance as of end of period	$219,129	$238,784

6.	Net Income per Unit

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

	Three Months Ended March 31,
	2013	2012
	(in thousands, except per unit amounts)

Net income attributable to AllianceBernstein Unitholders	$114,516	$87,278

Weighted average units outstanding – basic	277,786	277,846
Dilutive effect of compensatory options to buy Holding Units	937	—
Weighted average units outstanding – diluted	278,723	277,846
Basic net income per AllianceBernstein Unit	$0.41	$0.31
Diluted net income per AllianceBernstein Unit	$0.41	$0.31

As of March 31, 2013 and 2012, we excluded 3,161,304 and 8,977,349 options, respectively, from the diluted net income per unit computation due to their anti-dilutive effect.

7.	Cash and Securities Segregated Under Federal Regulations and Other Requirements

As of March 31, 2013 and December 31, 2012, $1.1 billion and $1.5 billion, respectively, of United States Treasury Bills were segregated in a special reserve bank custody account for the exclusive benefit of brokerage customers of Sanford C. Bernstein & Co., LLC (a wholly-owned subsidiary of AllianceBernstein, “SCB LLC”) under Rule 15c3-3 of the Exchange Act.

Index

AllianceBernstein Investments, Inc. (“AllianceBernstein Investments”), a wholly-owned subsidiary of AllianceBernstein and the distributor of company-sponsored mutual funds, maintains several special bank accounts for the exclusive benefit of customers. As of March 31, 2013 and December 31, 2012, $17.4 million and $42.2 million, respectively, of cash was segregated in these bank accounts.

8.	Investments

Investments consist of:

	March 31, 2013	December 31, 2012
	(in thousands)

Available-for-sale (primarily seed capital)	$13,345	$13,361
Trading:
Long-term incentive compensation-related	79,730	90,825
United States Treasury Bills	27,994	27,982
Seed capital	303,500	307,795
Equities and exchange-traded options	63,662	48,937
Investments in limited partnership hedge funds:
Long-term incentive compensation-related	29,776	32,152
Seed capital	130,300	109,328
Consolidated private equity fund (10% seed capital)	44,267	47,045
Private equity (seed capital)	46,652	47,853
Other	4,972	7,056
Total investments	$744,198	$732,334

Total investments related to long-term incentive compensation obligations of $109.5 million and $123.0 million as of March 31, 2013 and December 31, 2012, respectively, consist of company-sponsored mutual funds and hedge funds. We typically made investments in our services that were notionally elected by long-term incentive compensation plan participants and maintain them in a consolidated rabbi trust or separate custodial account. The rabbi trust and custodial account enable us to hold such investments separate from our other assets for the purpose of settling our obligations to participants. The investments held in the rabbi trust and custodial account remain available to the general creditors of AllianceBernstein.

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

We provide seed capital to our investment teams to develop new products and services for our clients.

Trading securities also include long positions in corporate equities and long exchange-traded options traded through our options desk.

Index

9.	Derivative Instruments

We enter into various futures, forwards and swaps to economically hedge certain of our seed money investments.  In addition, we have currency forwards that economically hedge certain cash accounts. We do not hold any derivatives designated in a formal hedge relationship under ASC 815-10, Derivatives and Hedging.

The following tables present the notional value and fair value as of March 31, 2013 and December 31, 2012 for derivative instruments not designated as hedging instruments:

		Fair Value
	Notional Value	Asset Derivatives	Liability Derivatives
	(in thousands)
March 31, 2013:
Exchange-traded futures	$103,828	$821	$1,336
Currency forwards	108,862	1,192	333
Interest rate swaps	52,143	78	166
Credit default swaps	16,330	35	23
Option swaps	13	189	178
Total return swaps	108,712	616	2,045
Total derivatives	$389,888	$2,931	$4,081

		Fair Value
	Notional Value	Asset Derivatives	Liability Derivatives
	(in thousands)
December 31, 2012:
Exchange-traded futures	$89,901	$64	$1,598
Currency forwards	80,445	473	429
Interest rate swaps	55,435	73	888
Credit default swaps	53,775	457	272
Option swaps	103	83	92
Total return swaps	90,673	1,475	3,791
Total derivatives	$370,332	$2,625	$7,070

As of March 31, 2013 and December 31, 2012, the derivative assets and liabilities are included in both receivables and payables to brokers and dealers in the condensed consolidated statements of financial condition.

The following table presents the gains and losses recognized in investment gains (losses) in the condensed consolidated statements of income:

	Three Months Ended March 31,
	2013	2012
	(in thousands)

Exchange-traded futures	$(3,931)	$(16,597)
Currency forwards	176	(181)
Interest rate swaps	283	737
Credit default swaps	(112)	(2,599)
Options swaps	(124)	—
Total return swaps	(3,375)	(2,422)
Balance as of end of period	$(7,083)	$(21,062)

We may be exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments. We take steps to minimize our counterparty exposure through a credit review and approval process. In addition, we executed various collateral arrangements with counterparties to the over-the-counter derivative transactions that require both pledging and accepting collateral in the form of cash. As of March 31, 2013 and December 31, 2012, we held $1.1 million and $1.5 million, respectively, of cash collateral payable to trade counterparties. This obligation to return cash is reported in payables to brokers and dealers in our condensed consolidated statements of financial condition.

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

Certain of our standardized contracts for over-the-counter derivative transactions (“ISDA Master Agreements”) contain credit risk related contingent provisions regarding each counterparty’s credit rating. In some ISDA Master Agreements, if the counterparty’s credit rating (or in some agreements, our AUM) falls below a specified threshold, either a default or a termination event permitting the counterparty to terminate the ISDA Master Agreement would be triggered. In all agreements that provide for collateralization, various levels of collateralization of net liability positions are applicable, depending on the credit rating of the counterparty. As of March 31, 2013 and December 31, 2012, we delivered $5.3 million and $8.4 million, respectively, of cash collateral into brokerage accounts, which is reported in cash and cash equivalents in our condensed consolidated statements of financial condition.

10.	Offsetting Assets and Liabilities

Effective January 1, 2013, we adopted ASU 2011-11, Disclosures about Offsetting Assets and Liabilities. The amended standard requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. Derivative instruments (see Note 9), which are subject to master netting arrangements, are not considered material and are excluded from the below disclosures.

The following table presents offsetting of securities borrowed as of March 31, 2013 and December 31, 2012:

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Pledged	Net Amount
	(in thousands)

March 31, 2013	$151,768	$—	$151,768	$—	$151,768	$—
December 31, 2012	$106,350	$—	$106,350	$—	$106,350	$—

The following table presents offsetting of securities loaned as of March 31, 2013 and December 31, 2012:

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
	(in thousands)

March 31, 2013	$58,183	$—	$58,183	$—	$58,183	$—
December 31, 2012	$12,517	$—	$12,517	$—	$12,517	$—

Index

11.	Fair Value

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date. The three broad levels of fair value hierarchy are as follows:

●	Level 1 – Quoted prices in active markets are available for identical assets or liabilities as of the reported date.

●	Level 2 – Quoted prices in markets that are not active or other pricing inputs that are either directly or indirectly observable as of the reported date.

●
Level 3 – Prices or valuation techniques that are both significant to the fair value measurement and unobservable as of the reported date. These financial instruments do not have two-way markets and are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables summarize the valuation of our financial instruments by pricing observability levels as of March 31, 2013 and December 31, 2012:

	March 31, 2013
	Level 1	Level 2	Level 3	Total
	(in thousands)

Money markets	$216,435	$—	$—	$216,435
U.S. Treasury Bills	—	1,082,237	—	1,082,237
U.K. Treasury Bills	—	117	—	117
Equity securities
Growth	141,695	—	—	141,695
Value	32,440	3,704	—	36,144
Multi-asset and asset allocation	55,981	—	—	55,981
Other(1)	56,137	—	—	56,137
Fixed Income securities
Taxable(2)	147,024	2,992	—	150,016
Tax-exempt(3)	5,701	791	—	6,492
Derivatives	821	2,110	—	2,931
Long exchange-traded options	13,772	—	—	13,772
Private equity	5,816	—	74,853	80,669
Total assets measured at fair value	$675,822	$1,091,951	$74,853	$1,842,626

Securities sold not yet purchased
Short equities – corporate	$57,588	$—	$—	$57,588
Short exchange-traded options	11,845	—	—	11,845
Derivatives	1,336	2,745	—	4,081
Total liabilities measured at fair value	$70,769	$2,745	$—	$73,514

Index

	December 31, 2012
	Level 1	Level 2	Level 3	Total
	(in thousands)

Money markets	$170,120	$—	$—	$170,120
U.S. Treasury Bills	—	1,537,150	—	1,537,150
U.K. Treasury Bills	—	125	—	125
Equity securities
Growth	125,242	—	—	125,242
Value	36,126	—	—	36,126
Multi-asset and asset allocation	59,449	—	—	59,449
Other(1)	39,702	—	—	39,702
Fixed Income securities
Taxable(2)	177,635	1,219	—	178,854
Tax-exempt(3)	5,661	797	—	6,458
Derivatives	64	2,561	—	2,625
Long exchange-traded options	15,087	—	—	15,087
Private equity	7,695	—	76,953	84,648
Total assets measured at fair value	$636,781	$1,541,852	$76,953	$2,255,586

Securities sold not yet purchased
Short equities – corporate	$54,370	$—	$—	$54,370
Short exchange-traded options	9,197	—	—	9,197
Other	271	—	—	271
Derivatives	1,598	5,472	—	7,070
Total liabilities measured at fair value	$65,436	$5,472	$—	$70,908

(1)	Primarily long positions in corporate equities traded through our options desk.
(2)	Primarily corporate and government securities.
(3)	Primarily municipal bonds.

Following is a description of the fair value methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy:

●	Money markets: We invest excess cash in various money market funds that are valued based on quoted prices in active markets; these are included in Level 1 of the valuation hierarchy.

●
Treasury Bills: We hold United States Treasury Bills, which are primarily segregated in a special reserve bank custody account as required by Rule 15c3-3 of the Exchange Act. We also hold United Kingdom Treasury Bills. These securities are valued based on quoted yields in secondary markets and are included in Level 2 of the valuation hierarchy.

●
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

●
Derivatives: We hold exchange-traded futures with counterparties that are included in Level 1 of the valuation hierarchy. In addition, we also hold currency forward contracts, interest rate swaps, credit default swaps, option swaps and total return swaps with counterparties that are included in Level 2 of the valuation hierarchy.

●	Options: We hold long exchange-traded options that are included in Level 1 of the valuation hierarchy.

Index

●
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

●	Securities sold not yet purchased: Securities sold not yet purchased, primarily reflecting short positions in equities and exchange-traded options, are included in Level 1 of the valuation hierarchy.

The following table summarizes the change in carrying value associated with Level 3 financial instruments carried at fair value:

	Three Months Ended March 31,
	2013	2012
	(in thousands)

Balance as of beginning of period	$76,953	$64,466
Transfer (out) in, net	—	(13,548)
Purchases	10	1,845
Sales	—	—
Realized gains (losses), net	—	—
Unrealized gains (losses), net	(2,110)	5,472
Balance as of end of period	$74,853	$58,235

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

The following table provides quantitative information about Level 3 fair value measurements:

	Fair Value as of March 31, 2013	Valuation Technique	Unobservable Input	Range
	(in thousands)
Private Equity:

Technology, Media and Telecommunications	$23,256	Market comparable companies	Revenue multiple	2.5 – 6.0
			Discount rate	18%
			Discount years	1.75

Healthcare and Cleantech	$14,871	Market comparable companies	Revenue multiple(1)	0.6 – 68.7
			R&D multiple(1)	0.9 – 35.0
			Discount for lack of marketability and risk factors	30-60%

(1)	The median for the Healthcare and Cleantech revenue multiple is 7.8; the median R&D multiple is 5.2.

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

One of our private equity investments is a venture capital fund (fair value of $28.7 million and unfunded commitment of $12.2 million as of March 31, 2013) that invests in communications, consumer, digital media, healthcare and information technology markets. Another is an investment in a private equity fund focused exclusively on the energy sector (fair value of $7.7 million and unfunded commitment of $0.2 million as of March 31, 2013). In addition, one of the investments included in our consolidated private equity fund (fair value of $0.3 million and unfunded commitment of $0.2 million as of March 31, 2013) is a venture capital fund investing in clean energy, resource and energy efficiency and other sustainable industries. The fair value of each of these investments has been estimated using the capital account balances provided by the partnerships. The interests in these partnerships cannot be redeemed.

There were no material changes to the valuation techniques, unobservable inputs and ranges from those disclosed in the 2012 Form 10-K as of December 31, 2012 to those disclosed above as of March 31, 2013.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

There were no assets or liabilities measured at fair value on a nonrecurring basis as of March 31, 2013.

12.	Commitments and Contingencies

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

In management’s opinion, an adequate accrual has been made as of March 31, 2013 to provide for any probable losses regarding any litigation matters for which we can reasonably estimate an amount of loss. It is reasonably possible that we could incur additional losses pertaining to these matters, but currently we are unable to estimate any such additional losses.

Index

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

13.	Units Outstanding

Changes in units outstanding during the three-month period ended March 31, 2013 were as follows:

Outstanding as of December 31, 2012	277,600,901
Options exercised	392,528
Units issued	—
Units retired	(300)
Units forfeited	—
Outstanding as of March 31, 2013	277,993,129

During March 2013, we purchased 300 AllianceBernstein Units in private transactions and retired them.

14.	Debt

As of March 31, 2013 and December 31, 2012, AllianceBernstein had $382.6 million and $323.2 million, respectively, in commercial paper outstanding with weighted average interest rates of approximately 0.4% and 0.5%, respectively. The commercial paper is short term in nature, and as such, recorded value is estimated to approximate fair value. Average daily borrowings of commercial paper during the first three months of 2013 and the full year 2012 were $455.7 million and $404.9 million, respectively, with weighted average interest rates of approximately 0.4% for both periods.

15.	Changes in Capital

Changes in capital as of March 31, 2013 consisted of:

	Partners’ Capital Attributable to AllianceBernstein Unitholders	Non- Controlling Interests In Consolidated Entities	Total Capital
	(in thousands)

Balance as of December 31, 2012	$3,759,766	$43,502	$3,803,268
Comprehensive income:
Net income	114,516	(1,485)	113,031
Other comprehensive income, net of tax:
Unrealized gains on investments	359	—	359
Foreign currency translation adjustment	(10,330)	10	(10,320)
Changes in employee benefit related items	190	—	190
Comprehensive income	104,735	(1,475)	103,260

Cash distributions to General Partner and unitholders	(106,182)	—	(106,182)
Capital contributions (distributions)	750	—	750
Purchases of AllianceBernstein Units	(7)	—	(7)
Compensation-related transactions	127,562	—	127,562
Balance as of March 31, 2013	$3,886,624	$42,027	$3,928,651

Index

Changes in capital as of March 31, 2012 consisted of:

	Partners’ Capital Attributable to AllianceBernstein Unitholders	Non- Controlling Interests In Consolidated Entities	Total Capital
	(in thousands)

Balance as of December 31, 2011	$3,975,462	$54,025	$4,029,487
Comprehensive income:
Net income	87,278	7,264	94,542
Other comprehensive income, net of tax:
Unrealized gains on investments	269	—	269
Foreign currency translation adjustment	1,823	52	1,875
Changes in employee benefit related items	(82)	—	(82)
Comprehensive income	89,288	7,316	96,604

Cash distributions to General Partner and unitholders	(47,490)	—	(47,490)
Capital contributions (distributions)	889	(849)	40
Purchases of AllianceBernstein Units	(221)	—	(221)
Compensation-related transactions	69,562	—	69,562
Balance as of March 31, 2012	$4,087,490	$60,492	$4,147,982

Deferred taxes are not recognized on foreign currency translation adjustments for foreign subsidiaries whose earnings are considered permanently invested outside the United States.

Index

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Operating conditions were more favorable during the first quarter of 2013, allowing us to make further progress with our strategy to deliver for clients with our products and performance and strengthen our financial position. The first quarter’s continued high demand for fixed income, strong equity markets and a more stable global macroeconomic backdrop contributed to our solid results. Gross sales were up 31.0% from the same period last year, net flows were positive for the second consecutive quarter and we expanded our operating margin.

Our total assets under management (“AUM”) as of March 31, 2013 were $443.2 billion, up $13.2 billion, or 3.1%, compared to December 31, 2012, and up $24.1 billion, or 5.8%, compared to March 31, 2012. During the first quarter of 2013, AUM increased as a result of net inflows of $2.6 billion, primarily in the Institutions channel, and market appreciation of $10.6 billion. During the twelve months ended March 31, 2013, AUM increased as a result of net inflows of $0.5 billion (Retail inflows of $14.1 billion, offset by Private Client outflows of $8.4 billion and Institutional outflows of $5.2 billion) and market appreciation of $23.6 billion.

Institutional AUM increased $5.3 billion, or 2.4%, to $225.1 billion during the first quarter of 2013, due to net inflows of $3.3 billion and market appreciation of $2.0 billion. Gross sales increased 7.9% sequentially from $6.7 billion during the fourth quarter of 2012 to $7.3 billion during the first quarter of 2013. Additionally, redemptions and terminations decreased 32.3% sequentially from $5.3 billion to $3.6 billion.

Retail AUM increased $6.0 billion, or 4.2%, to $150.4 billion during the first quarter of 2013, due to net inflows of $0.2 billion and market appreciation of $5.8 billion. Retail net flows were positive for a fifth consecutive quarter, with strength in the North America and Europe/Middle East/Africa regions. Gross sales decreased 11.1% sequentially from $16.4 billion during the fourth quarter of 2012 to $14.6 billion during the first quarter of 2013.

Private Client AUM increased $1.9 billion, or 3.0%, to $67.7 billion during the first quarter of 2013, due to market appreciation of $2.8 billion, offset by net outflows of $0.9 billion, our lowest net outflows since the first quarter of 2011. Gross sales increased 85.1% sequentially from $1.0 billion during the fourth quarter of 2012 to $1.8 billion during the first quarter of 2013. Additionally, redemptions and terminations decreased 20.6% from $3.2 billion to $2.5 billion.

We continue to demonstrate with many of our offerings that we can deliver to clients the investment solutions they need and the performance they demand across channels and geographies. In fixed income, our lineup of out-performing global multi-sector, credit, emerging markets, high yield and U.S. tax-exempt services allows us to meet client demand for assets that are less correlated with U.S. Treasuries and more income-oriented. In active equities, we continue to excel in services like Select U.S. Equity and U.S. Small- and SMID-Cap Value, where we rank highly across multiple time periods, and we delivered another quarter of relative outperformance in U.S. and Global Value. Our multi-asset and alternatives offerings are gaining traction as well. We recently celebrated Institutional mandate wins for our emerging markets multi-asset and Select U.S. Long/Short services in the U.S., Europe and Asia, and our new fund-of-hedge-funds registered investment company offering in Private Client has attracted nearly $400 million in assets since our September 2012 launch.

Bernstein Research Services revenue for the first quarter of 2013 was $109.7 million, up $3.4 million, or 3.1%, compared to the first quarter of 2012, as a result of strong growth in Europe and Asia, partially offset by fewer trading days in the quarter.

Net revenues for the first quarter increased $27.3 million, or 4.0%, to $709.1 million from $681.8 million in the first quarter of 2012. The most significant drivers of the increase were higher distribution revenues of $27.7 million and higher base advisory fees of $19.2 million, partially offset by lower investment gains of $24.0 million. Operating expenses for the first quarter of 2013 increased $4.3 million, or 0.8%, to $584.9 million from $580.6 million in the first quarter of 2012 due to higher promotion and servicing expenses of $33.5 million, partially offset by lower general and administrative expenses of $19.6 million and lower real estate charges of $8.7 million. Operating income for the first quarter of 2013 increased $23.0 million, or 22.7%, to $124.2 million, from the first quarter of 2012, and our operating margin increased from 13.8% (18.0% on an adjusted basis) in the first quarter of 2012 to 17.7% (21.9% on an adjusted basis) in the first quarter of 2013.

Index

Assets Under Management

During the first quarter of 2013, we altered our AUM disclosure in order to provide greater transparency regarding the impact of prevailing industry trends on our asset mix and fee realization rate. The new disclosure addresses the long-term industry-wide trend of increasing asset flows into passive products by providing a breakout of both equity and fixed income AUM into actively managed assets and passively managed assets, which include index, enhanced index and factor-based strategies. In addition, in acknowledgement of our significant growth in fixed income assets over the past several years and the current size of the business, we now break out our active fixed income AUM into taxable and tax-exempt assets.

Assets under management by distribution channel were as follows:

	As of March 31,
	2013	2012	$ Change	% Change
	(in billions)

Institutions	$225.1	$222.3	$2.8	1.3%
Retail	150.4	124.2	26.2	21.0
Private Client	67.7	72.6	(4.9)	(6.6)
Total	$443.2	$419.1	$24.1	5.8

Assets under management by investment service were as follows:

	As of March 31,
	2013	2012	$ Change	% Change
	(in billions)
Equity
Actively Managed	$98.8	$124.8	$(26.0)	(20.9)%
Passively Managed(1)	43.8	36.5	7.3	20.2
Total Equity	142.6	161.3	(18.7)	(11.6)

Fixed Income
Actively Managed
Taxable	226.0	190.1	35.9	18.9
Tax–exempt	30.9	30.9	—	0.1
	256.9	221.0	35.9	16.3

Passively Managed(1)	8.3	5.1	3.2	64.0
Total Fixed Income	265.2	226.1	39.1	17.3

Other(2)	35.4	31.7	3.7	11.6
Total	$443.2	$419.1	$24.1	5.8

(1)	Includes index, enhanced index and factor-based strategies.
(2)	Includes asset allocation services and certain other alternative investments.

Index

Changes in assets under management for the three-month and twelve-month periods ended March 31, 2013 were as follows:

	Distribution Channel
	Institutions	Retail	Private Client	Total

	(in billions)

Balance as of December 31, 2012	$219.8	$144.4	$65.8	$430.0
Long-term flows:
Sales/new accounts	7.3	14.6	1.8	23.7
Redemptions/terminations	(3.6)	(12.5)	(2.5)	(18.6)
Cash flow/unreinvested dividends	(0.4)	(1.9)	(0.2)	(2.5)
Net long-term inflows (outflows)	3.3	0.2	(0.9)	2.6
Market appreciation	2.0	5.8	2.8	10.6
Net change	5.3	6.0	1.9	13.2
Balance as of March 31, 2013	$225.1	$150.4	$67.7	$443.2

Balance as of March 31, 2012	$222.3	$124.2	$72.6	$419.1
Long-term flows:
Sales/new accounts	24.7	58.1	4.7	87.5
Redemptions/terminations	(26.8)	(37.1)	(10.8)	(74.7)
Cash flow/unreinvested dividends	(3.1)	(6.9)	(2.3)	(12.3)
Net long-term (outflows) inflows	(5.2)	14.1	(8.4)	0.5
Transfers	(0.1)	0.1	—	—
Market appreciation	8.1	12.0	3.5	23.6
Net change	2.8	26.2	(4.9)	24.1
Balance as of March 31, 2013	$225.1	$150.4	$67.7	$443.2

	Investment Service
	Equity Actively Managed	Equity Passively Managed(1)	Fixed Income Actively Managed - Taxable	Fixed Income Actively Managed - Tax-Exempt	Fixed Income Passively Managed(1)	Other(2)	Total
	(in billions)

Balance as of December 31, 2012	$95.4	$40.3	$224.0	$30.8	$7.9	$31.6	$430.0
Long-term flows:
Sales/new accounts	4.3	0.9	14.0	1.7	0.3	2.5	23.7
Redemptions/terminations	(7.1)	(0.2)	(9.2)	(1.4)	(0.2)	(0.5)	(18.6)
Cash flow/unreinvested dividends	(0.7)	(0.4)	(1.6)	(0.3)	0.3	0.2	(2.5)
Net long-term (outflows) inflows	(3.5)	0.3	3.2	—	0.4	2.2	2.6
Market appreciation (depreciation)	6.9	3.2	(1.2)	0.1	—	1.6	10.6
Net change	3.4	3.5	2.0	0.1	0.4	3.8	13.2
Balance as of March 31, 2013	$98.8	$43.8	$226.0	$30.9	$8.3	$35.4	$443.2

Balance as of March 31, 2012	$124.8	$36.5	$190.1	$30.9	$5.1	$31.7	$419.1
Long-term flows:
Sales/new accounts	10.3	4.7	59.8	5.3	2.6	4.8	87.5
Redemptions/terminations	(37.3)	(1.4)	(29.7)	(4.5)	(0.3)	(1.5)	(74.7)
Cash flow/unreinvested dividends	(4.7)	(0.5)	(3.2)	(1.9)	1.2	(3.2)	(12.3)
Net long-term (outflows) inflows	(31.7)	2.8	26.9	(1.1)	3.5	0.1	0.5
Market appreciation (depreciation)	5.7	4.5	9.0	1.1	(0.3)	3.6	23.6
Net change	(26.0)	7.3	35.9	—	3.2	3.7	24.1
Balance as of March 31, 2013	$98.8	$43.8	$226.0	$30.9	$8.3	$35.4	$443.2

(1)	Includes index, enhanced index and factor-based strategies.
(2)	Includes asset allocation services and certain other alternative investments.

Index

Average assets under management by distribution channel and investment service were as follows:

	Three Months Ended
	3/31/13	3/31/12	$ Change	% Change
	(in billions)
Distribution Channel:
Institutions	$222.6	$226.6	$(4.0)	(1.8)%
Retail	147.2	119.2	28.0	23.5
Private Client	66.9	71.6	(4.7)	(6.5)
Total	$436.7	$417.4	$19.3	4.6

Investment Service:
Equity Actively Managed	$97.3	$127.1	$(29.8)	(23.4)%
Equity Passively Managed(1)	42.2	35.2	7.0	19.8
Fixed Income Actively Managed – Taxable	224.4	189.4	35.0	18.5
Fixed Income Actively Managed – Tax-exempt	30.9	30.7	0.2	0.7
Fixed Income Passively Managed(1)	8.1	4.9	3.2	64.1
Other (2)	33.8	30.1	3.7	12.4
Total	$436.7	$417.4	$19.3	4.6

(1)	Includes index, enhanced index and factor-based strategies.
(2)	Includes asset allocation services and certain other alternative investments.

Our Institutional channel first quarter average AUM of $222.6 billion declined by $4.0 billion, or 1.8%, compared to the first quarter of 2012, while our Institutional channel AUM increased $2.8 billion, or 1.3%, over the last twelve months to $225.1 billion at March 31, 2013.  The first quarter 2012 average AUM of $226.6 billion was higher than the AUM balance at the beginning and end of the quarter due to significant market appreciation in January 2012, which was offset by net outflows later in the quarter. The $2.8 billion increase in AUM over the past twelve months was primarily due to market appreciation of $8.1 billion, offset by net outflows of $5.2 billion (consisting of outflows of $19.3 billion in Equity services and $0.1 billion in Other, offset by inflows of $14.2 billion in Fixed Income).

Our Retail channel first quarter average AUM of $147.2 billion increased by $28.0 billion, or 23.5%, compared to the first quarter of 2012. This is primarily due to our Retail channel AUM increasing $26.2 billion, or 21.0%, over the last twelve months to $150.4 billion at March 31, 2013. The $26.2 billion increase in AUM over the past twelve months was primarily due to $14.1 billion of net inflows (consisting of inflows of $18.8 billion in Fixed Income and $0.6 billion in Other, offset by outflows of $5.3 billion in Equity services) and market appreciation of $12.0 billion.

Our Private Client channel first quarter average AUM of $66.9 billion declined by $4.7 billion, or 6.5%, compared to the first quarter of 2012. This is primarily due to our Private Client channel AUM declining $4.9 billion, or 6.6%, over the last twelve months to $67.7 billion at March 31, 2013. The $4.9 billion decrease in AUM over the past twelve months was primarily due to $8.4 billion of net outflows (consisting of outflows of $4.3 billion in Equity services, $3.8 billion in Fixed Income and $0.3 billion in Other), offset by market appreciation of $3.5 billion.

Index

Absolute investment composite returns, net of fees, and relative performance compared to benchmarks for certain representative Institutional (except as otherwise indicated) Equity and Fixed Income services were as follows for the three months ended March 31:

	2013	2012

Global High Income (fixed income)
Absolute return	2.9%	6.7%
Relative return (vs. 33% Barclays High Yield, 33% JPM EMBI Global and 33% JPM GBI-EM)	2.6	(0.2)
Global Fixed Income (fixed income)
Absolute return	(2.7)	(0.4)
Relative return (vs. CITI WLD GV BD-USD/JPM GLBL BD)	0.1	0.1
Intermediate Municipal Bonds (fixed income) (Private Client composite)
Absolute return	0.3	0.5
Relative return (vs. Lipper Short/Int. Blended Muni Fund Avg)	(0.1)	(0.3)
U.S. Strategic Core Plus (fixed income)
Absolute return	0.1	0.5
Relative return (vs. Barclays U.S. Aggregate)	0.2	0.2
Emerging Market Debt (fixed income)
Absolute return	(2.0)	5.7
Relative return (vs. JPM EMBI Global/JPM EMBI)	0.3	0.8
Global Plus (fixed income)
Absolute return	(1.9)	1.0
Relative return (vs. Barclays Global Aggregate)	0.2	0.1
Emerging Markets Value
Absolute return	(4.1)	16.0
Relative return (vs. MSCI EM Index)	(2.5)	1.9
Global Value
Absolute return	8.4	12.4
Relative return (vs. MSCI World Index)	0.7	0.8
International Value
Absolute return	3.9	11.8
Relative return (vs. MSCI EAFE Index)	(1.2)	0.9
U.S. Small & Mid Cap Value
Absolute return	14.3	14.1
Relative return (vs. Russell 2500 Value Index)	0.9	2.6
U.S. Strategic Value
Absolute return	13.3	13.2
Relative return (vs. Russell 1000 Value Index)	1.0	2.1
U.S. Small Cap Growth
Absolute return	10.9	17.0
Relative return (vs. Russell 2000 Growth Index)	(2.3)	3.7
U.S. Large Cap Growth
Absolute return	9.2	17.5
Relative return (vs. Russell 1000 Growth Index)	(0.3)	2.8
U.S. Strategic Growth (Private Client composite)
Absolute return	8.9	16.9
Relative return (vs. S&P 500 Index)	(1.7)	4.3
Select U.S. Equity
Absolute return	10.8	11.6
Relative return (vs. S&P 500 Index)	0.2	(1.0)
International Style Blend – Developed
Absolute return	4.7	12.3
Relative return (vs. MSCI EAFE Index)	(0.4)	1.4

Our fixed income services generally outperformed their benchmarks in 2013. Investors began the year buoyed by stimulative monetary policies and signs of improvement in the U.S. economy. Risk assets rallied and yields on most government bonds rose, despite continued troubles in the Euro area. Active currency selection was generally a meaningful driver of relative returns within our global and U.S. multisector portfolios. Within emerging-market debt portfolios, security selection contributed to outperformance. Our U.S. municipal portfolios underperformed modestly, with maturity selection detracting from relative returns, offset somewhat by our credit exposures.

Index

Performance of our major equity services was mixed in the three-month period ending March 31, 2013. Over this period, our U.S. and Global value services mostly outperformed their benchmarks, but International and Emerging Market Value services lagged. Our U.S. Large and Small Cap growth services also under-performed their benchmarks in the first quarter. We attribute this performance pattern to our services’ adherence to their core investment disciplines. Long-term value characteristics, such as inexpensive cash flows, remained in favor in North America, but under-performed in other parts of the world, especially in emerging markets, while long-term growth characteristics mostly under-performed in the U.S. Our core research approach has not wavered; we believe that staying true to our investment disciplines is in our clients’ best interests over the long term.

Consolidated Results of Operations

	Three Months Ended
	3/31/13	3/31/12	$ Change	% Change
	(in millions, except per unit amounts)

Net revenues	$709.1	$681.8	$27.3	4.0%
Expenses	584.9	580.6	4.3	0.8
Operating income	124.2	101.2	23.0	22.7
Income taxes	11.2	6.7	4.5	66.6
Net income	113.0	94.5	18.5	19.6
Net (loss) income of consolidated entities attributable to non-controlling interests	(1.5)	7.2	(8.7)	n/m
Net income attributable to AllianceBernstein Unitholders	$114.5	$87.3	$27.2	31.2

Diluted net income per AllianceBernstein Unit	$0.41	$0.31	$0.10	32.3

Distributions per AllianceBernstein Unit	$0.41	$0.31	$0.10	32.3

Operating margin (1)	17.7%	13.8%

(1)	Operating income excluding net (loss) income attributable to non-controlling interests as a percentage of net revenues.

Net income attributable to AllianceBernstein Unitholders for the three months ended March 31, 2013 increased $27.2 million, or 31.2%, from the three months ended March 31, 2012. The increase was primarily due to (in millions):

Higher base advisory fees	$19.2
Lower office and related expenses (excluding real estate)	16.8
Lower real estate charges	8.7
Lower long-term incentive compensation investment gains	(9.6)
Lower seed capital investment gains	(5.6)
Higher income taxes	(4.5)
Other	2.2
$27.2

Units Outstanding

We engage in open-market purchases of Holding Units to help fund anticipated obligations under our incentive compensation award program and for other corporate purposes, and purchase Holding Units from employees to allow them to fulfill statutory tax withholding requirements at the time of distribution of long-term incentive compensation awards. During the first quarters of 2013 and 2012, we purchased 1.0 million and 4.5 million Holding Units for $19.6 million and $66.0 million, respectively (on a trade date basis). These amounts reflect open-market purchases of 0.8 million and 4.3 million Holding Units for $16.0 million and $63.2 million, respectively, with the remainder relating to purchases of Holding Units from employees to allow them to fulfill statutory tax withholding requirements at the time of distribution of long-term incentive compensation awards, offset by Holding Units purchased by employees as part of a distribution reinvestment election.

Index

Since the third quarter of 2011, we have implemented plans each quarter to repurchase Holding Units pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (“Exchange Act”). A Rule 10b5-1 plan allows a company to repurchase its shares at times when it otherwise might be prevented from doing so because of self-imposed trading blackout periods and because it possesses material non-public information. Each broker we select has the authority under the terms and limitations specified in the plan to repurchase Holding Units on our behalf in accordance with the terms of the plan. Repurchases are subject to SEC regulations as well as certain price, market volume and timing constraints specified in the plan. The plan adopted during the first quarter of 2013 expired at the close of business on April 29, 2013. We intend to adopt additional Rule 10b5-1 plans so that we can continue to engage in open-market purchases of Holding Units to help fund anticipated obligations under our incentive compensation award program and for other corporate purposes.

We granted to employees and Eligible Directors 6.6 million restricted Holding Unit awards (including 6.5 million granted in January 2013 for 2012 year-end awards) and 9.1 million restricted Holding Unit awards (including 8.7 million granted in January 2012 for 2011 year-end awards) during the first quarters of 2013 and 2012, respectively. To fund these awards, we allocated previously repurchased Holding Units that had been held in the consolidated rabbi trust. There were approximately 12.5 million unallocated Holding Units remaining in the consolidated rabbi trust as of March 31, 2013.

During the first quarter of 2013, Holding issued 392,528 Holding Units upon exercise of options to buy Holding Units. Holding used the proceeds of $6.6 million to purchase the equivalent number of newly-issued AllianceBernstein Units.

Cash Distributions

AllianceBernstein is required to distribute all of its Available Cash Flow, as defined in the AllianceBernstein Partnership Agreement, to its unitholders (including the General Partner). Typically, in the past, Available Cash Flow was the diluted earnings per unit for the quarter multiplied by the number of general and limited partnership interests at the end of the quarter, except when, as was the case with the compensation-related charge in the fourth quarter of 2011 and the real estate charge in the third quarter of 2012, the effects of the non-cash charges were eliminated. Starting in the third quarter of 2012, Available Cash Flow has been the adjusted diluted net income per unit for the quarter multiplied by the number of general and limited partnership interests at the end of the quarter. In future periods, management anticipates that Available Cash Flow typically will be based on adjusted diluted net income per unit, unless management determines that one or more non-GAAP adjustments should not be made with respect to the Available Cash Flow calculation. See Note 4 to the condensed consolidated financial statements contained in Item 1 for a description of Available Cash Flow.

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

	Three Months Ended March 31,
	2013	2012
	(in thousands)

Net revenues, GAAP basis	$709,122	$681,809
Exclude:
Long-term incentive compensation-related investment (gains)	(6,029)	(15,570)
Long-term incentive compensation-related dividends and interest	(269)	(380)
90% of consolidated venture capital fund investment losses (gains)	1,220	(7,686)
Distribution-related payments	(109,280)	(79,869)
Amortization of deferred sales commissions	(11,074)	(8,267)
Pass-through fees and expenses	(6,868)	(7,738)
Adjusted net revenues	$576,822	$562,299

Operating income, GAAP basis	$124,198	$101,245
Exclude:
Long-term incentive compensation-related investment (gains)	(6,029)	(15,570)
Long-term incentive compensation-related dividends and interest	(269)	(380)
Long-term incentive compensation-related mark-to-market vesting expense	5,605	14,009
Long-term incentive compensation-related dividends and interest expense	722	152
Net impact of long-term incentive compensation-related items	29	(1,789)
Real estate charges	638	9,269
Sub-total of non-GAAP adjustments	667	7,480
Less: Net (loss) income of consolidated entities attributable to non-controlling interests	(1,485)	7,264
Adjusted operating income	$126,350	$101,461

Adjusted operating margin	21.9%	18.0%

Adjusted operating income for the three months ended March 31, 2013 increased $24.9 million, or 24.5%, from the three months ended March 31, 2012, primarily as a result of higher investment advisory base fees of $20.6 million and lower general and administrative expenses (excluding real estate charges) of $18.2 million, offset by higher employee compensation expense (excluding the impact of long-term incentive compensation-related items) of $6.5 million and lower investment gains of $5.6 million.

Adjusted Net Revenues

Adjusted net revenues exclude investment gains and losses and dividends and interest on long-term incentive compensation-related investments, and 90% of the investment gains and losses of our consolidated venture capital fund attributable to non-controlling interests. In addition, adjusted net revenues offset distribution-related payments to third parties as well as amortization of deferred sales commissions against distribution revenues. We believe the offset of distribution-related payments from net revenues is useful for our investors and other users of our financial statements because such presentation appropriately reflects the nature of these costs as pass-through payments to third parties who perform functions on behalf of our sponsored mutual funds and/or shareholders of these funds. We offset amortization of deferred sales commissions against net revenues because such costs, over time, essentially offset our distribution revenues. We also exclude additional pass-through expenses we incur (primarily through our transfer agency) that are reimbursed and recorded as fees in revenues. These fees have no impact on operating income, but they do have an impact on our operating margin. As such, we exclude these fees from adjusted net revenues.

Index

Adjusted Operating Income

Adjusted operating income represents operating income on a GAAP basis excluding (1) the impact on net revenues and compensation expense of the mark-to-market gains and losses (as well as the dividends and interest) associated with employee long-term incentive compensation-related investments, (2) real estate charges and (3) the net loss or income of consolidated entities attributable to non-controlling interests.

Prior to 2009, a large proportion of employee compensation was in the form of long-term incentive compensation awards that were notionally invested in AllianceBernstein investment services and generally vested over a period of four years. AllianceBernstein economically hedged the exposure to market movements by purchasing and holding these investments on its balance sheet. All such investments have vested as of year-end 2012 and the investments have been distributed to the participants, except for those investments with respect to which the participant elected a long-term deferral. The investments’ appreciation or depreciation is recorded within investment gains and losses on the income statement, as well as increasing or decreasing compensation expense. Because this plan is economically hedged, management believes it is useful to reflect the offset achieved from hedging the investments’ market exposure in the calculation of adjusted operating income and adjusted operating margin. The non-GAAP measures exclude gains and losses and dividends and interest on long-term incentive compensation-related investments included in revenues and compensation expense.

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

Index

Net Revenues

The following table summarizes the components of net revenues:

	Three Months Ended
	3/31/13	3/31/12	$ Change	% Change
	(in millions)
Investment advisory and services fees:
Institutions:
Base fees	$101.5	$117.2	$(15.7)	(13.4)%
Performance-based fees	2.6	4.4	(1.8)	(40.6)
	104.1	121.6	(17.5)	(14.4)
Retail:
Base fees	200.2	157.1	43.1	27.4
Performance-based fees	0.8	—	0.8	n/m
	201.0	157.1	43.9	27.9
Private Client:
Base fees	138.6	146.8	(8.2)	(5.6)
Performance-based fees	0.1	—	0.1	n/m
	138.7	146.8	(8.1)	(5.5)
Total:
Base fees	440.3	421.1	19.2	4.6
Performance-based fees	3.5	4.4	(0.9)	(20.7)
	443.8	425.5	18.3	4.3

Bernstein research services	109.7	106.3	3.4	3.1
Distribution revenues	118.7	91.0	27.7	30.5
Dividend and interest income	4.4	4.4	—	0.9
Investment gains (losses)	7.0	31.0	(24.0)	(77.5)
Other revenues	26.3	24.3	2.0	8.3
Total revenues	709.9	682.5	27.4	4.0
Less: interest expense	0.8	0.7	0.1	19.8
Net revenues	$709.1	$681.8	$27.3	4.0

Investment Advisory and Services Fees

Investment advisory and services fees are the largest component of our revenues. These fees are generally calculated as a percentage of the value of AUM as of a specified date, or as a percentage of the value of average AUM for the applicable billing period, and vary with the type of investment service, the size of account and the total amount of assets we manage for a particular client. Accordingly, fee income generally increases or decreases as AUM increase or decrease and is therefore affected by market appreciation or depreciation, the addition of new client accounts or client contributions of additional assets to existing accounts, withdrawals of assets from and termination of client accounts, purchases and redemptions of mutual fund shares, shifts of assets between accounts or products with different fee structures, and acquisitions. Our average basis points realized (investment advisory fees divided by average AUM) generally approximate 50 to 70 basis points for actively managed equity services, 25 to 45 basis points for actively managed fixed income services and 5 to 20 basis points for passively managed services. As such, a shift of client assets from active equity services toward fixed income services and/or other services results in a decline in revenues just as a shift of assets toward active equity services would increase revenues.

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

We sometimes charge our clients performance-based fees. In these situations, we charge a base advisory fee and are eligible to earn an additional performance-based fee or incentive allocation that is calculated as either a percentage of absolute investment results or a percentage of investment results in excess of a stated benchmark over a specified period of time. Some performance-based fees include a high-watermark provision, which generally provides that if a client account underperforms relative to its performance target (whether absolute or relative to a specified benchmark), it must gain back such underperformance before we can collect future performance-based fees. Therefore, if we fail to achieve our performance target for a particular period, we will not earn a performance-based fee for that period and, for accounts with a high-watermark provision, our ability to earn future performance-based fees will be impaired. We are eligible to earn performance-based fees on approximately 7% of the assets we manage for institutional clients and approximately 3% of the assets we manage for private clients (in total, approximately 4% of our company-wide AUM). A majority of our hedge fund AUM is subject to high watermarks and a significant majority of this AUM is below the high watermarks. Accordingly, it is very unlikely we will earn performance-based fees on these hedge funds in 2013. If the percentage of our AUM subject to performance-based fees grows, seasonality and volatility of revenues and earnings are likely to become more significant.

For the three months ended March 31, 2013, our investment advisory and services fees increased by $18.3 million, or 4.3%, from the first quarter of 2012, due to a $19.2 million, or 4.6%, increase in base fees, which primarily resulted from a 4.6% increase in average AUM and continued shift in product mix from actively managed equity services to actively managed fixed income services.

Institutional investment advisory and services fees for the three months ended March 31, 2013 decreased by $17.5 million, or 14.4%, from the three months ended March 31, 2012, primarily due to a continued significant shift in product mix from actively managed equity services to actively managed fixed income services. Average AUM for actively managed equity services for the quarter ended March 31, 2013 decreased 44.0% while average AUM for actively managed fixed income services increased 11.0%.

Retail investment advisory and services fees for the three months ended March 31, 2013 increased by $43.9 million, or 27.9%, from the three months ended March 31, 2012, primarily due to a 23.5% increase in average AUM. The increase in fees was greater than the increase in average AUM primarily due to a shift in product mix from U.S. Retail products and services towards non-U.S. global fixed income mutual funds, which generally have higher fees as compared to U.S. Retail products and services.

Private client investment advisory and services fees for the three months ended March 31, 2013 decreased by $8.1 million, or 5.5%, from the three months ended March 31, 2012, primarily as a result of a decline in average billable AUM of 5.8%.

Bernstein Research Services

Bernstein Research Services revenue consists principally of equity commissions received for providing equity research and brokerage-related services to institutional investors.

Revenues from Bernstein Research Services for the three months ended March 31, 2013 increased $3.4 million, or 3.1%, from the three months ended March 31, 2012. The increase was the result of strong growth in Europe and Asia, partially offset by fewer trading days in the quarter.

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

Distribution revenues for the three months ended March 31, 2013 increased $27.7 million, or 30.5%, compared to the three months ended March 31, 2012, while the corresponding average AUM of these mutual funds grew 30.5%.

Dividend and Interest Income and Interest Expense

Dividend and interest income consists primarily of investment income and interest earned on customer margin balances and U.S. Treasury Bills. Interest expense principally reflects interest accrued on cash balances in customers’ brokerage accounts. Dividend and interest income, net of interest expense, for the three months ended March 31, 2013 were essentially flat compared to the three months ended March 31, 2012.

Index

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

Investment gains (losses) are as follows:

	Three Months Ended March 31,
	2013	2012
	(in millions)
Long-term incentive compensation-related investments
Realized gains (losses)	$0.5	$(1.5)
Unrealized gains (losses)	5.5	17.1
Consolidated private equity fund investments
Realized gains (losses)	(1.4)	1.5
Unrealized gains (losses)	0.1	7.0
Seed capital investments
Realized gains (losses)	(9.0)	(19.4)
Unrealized gains (losses)	13.0	29.0
Brokerage-related investments
Realized gains (losses)	(3.3)	(2.5)
Unrealized gains (losses)	1.6	(0.2)
	$7.0	$31.0

Realized gains or losses on long-term incentive compensation-related investments typically occur in December of each year, as well as during the first quarter, as award tranches become distributable and related investments are sold to provide cash for payments to employees. The unrealized gains during both the first quarter of 2013 and 2012 reflect the favorable financial markets during those periods.

During the first quarter of 2013, the publicly-traded securities held by our consolidated private equity fund incurred realized losses compared to realized gains in the first quarter of 2012. The fund incurred unrealized mark-to-market gains on the publicly-traded securities, partially offset by unrealized losses on the non-public investments during the first quarter of 2013, compared to unrealized gains on both its publicly-traded and non-public investments during the first quarter of 2012.

Our seed capital investments had realized losses in both the first quarter of 2013 and 2012, primarily as a result of the derivatives we use to hedge our seed capital investments. Also, during the first quarter of 2013 and 2012, our trading securities had significant unrealized gains.

Other Revenues

Other revenues consist of fees earned for transfer agency services provided to company-sponsored mutual funds, fees earned for administration and recordkeeping services provided to company-sponsored mutual funds and the general accounts of AXA and its subsidiaries, and other miscellaneous revenues. Other revenues for the three months ended March 31, 2013 increased $2.0 million, or 8.3%, from the three months ended March 31, 2012, primarily due to higher shareholder servicing fees.

Index

Expenses

The following table summarizes the components of expenses:

	Three Months Ended
	3/31/13	3/31/12	$ Change	% Change
	(in millions)

Employee compensation and benefits	$301.2	$302.6	$(1.4)	(0.4)%
Promotion and servicing:
Distribution-related payments	109.3	79.9	29.4	36.8
Amortization of deferred sales commissions	11.1	8.3	2.8	34.0
Other	51.0	49.7	1.3	2.5
	171.4	137.9	33.5	24.3
General and administrative:
General and administrative	105.3	124.9	(19.6)	(15.7)
Real estate charges	0.6	9.3	(8.7)	(93.1)
	105.9	134.2	(28.3)	(21.1)
Interest	1.0	0.8	0.2	18.0
Amortization of intangible assets	5.4	5.1	0.3	5.7
Total	$584.9	$580.6	$4.3	0.8

Employee Compensation and Benefits

We had 3,269 full-time employees at March 31, 2013 compared to 3,502 at March 31, 2012. Employee compensation and benefits consist of salaries (including severance), annual short-term incentive compensation awards (cash bonuses), annual long-term incentive compensation awards, commissions, fringe benefits and other employment costs (including recruitment, training, temporary help and meals).

Compensation expense as a percentage of net revenues was 42.5% and 44.4% for the three months ended March 31, 2013 and 2012, respectively. Compensation expense generally is determined on a discretionary basis and is primarily a function of our firm’s financial performance. Amounts are awarded to help us achieve our key compensation goals of attracting, motivating and retaining top talent, by providing awards for the past year’s performance and providing incentives for future performance, while also helping ensure that our firm’s unitholders receive an appropriate return on their investment. Senior management, with the approval of the Compensation Committee of the Board of Directors of AllianceBernstein Corporation (“Compensation Committee”), confirmed that the appropriate metric to consider in determining the amount of incentive compensation is the ratio of adjusted employee compensation and benefits expense to adjusted net revenues. Adjusted net revenues used in the adjusted compensation ratio are the same as the adjusted net revenues presented as a non-GAAP measure (discussed earlier in this MD&A). Adjusted employee compensation and benefits expense is total employee compensation and benefits expense minus other employment costs such as recruitment, training, temporary help and meals, and excludes the impact of mark-to-market vesting expense, as well as dividends and interest expense, associated with employee long-term incentive compensation-related investments. Senior management, with the approval of the Compensation Committee, also established as an objective that adjusted employee compensation and benefits expense generally should not exceed 50% of our adjusted net revenues except in unexpected or unusual circumstances. Our ratios of adjusted compensation expense as a percentage of adjusted revenues were 50.0% for both the three months ended March 31, 2013 and 2012.

For the three months ended March 31, 2013, employee compensation and benefits expense decreased $1.4 million, or 0.4%, primarily due lower deferred compensation mark-to-market expense of $8.4 million, partially offset by the net impact of higher adjusted revenues of $7.3 million.

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

Promotion and servicing expenses increased $33.5 million, or 24.3%, during the three months ended March 31, 2013 compared to the three months ended March 31, 2012. The increase reflects higher distribution-related payments of $29.4 million, higher amortization of deferred sales commissions of $2.8 million, higher trade execution and clearing costs of $1.4 million and higher transfer fees of $0.6 million, partially offset by lower travel and entertainment of $1.2 million.

Index

General and Administrative

General and administrative expenses include technology, professional fees, occupancy, communications and similar expenses. General and administrative expenses as a percentage of net revenues were 14.9% and 19.7% (18.3% excluding real estate charges) for the three months ended March 31, 2013 and 2012, respectively. General and administrative expenses decreased $28.3 million, or 21.1%, during the first quarter of 2013 compared to the same period in 2012, primarily due to lower office and related expenses of $16.8 million (excluding real estate charges), lower real estate charges of $8.7 million, lower technology and related expenses of $3.6 million and lower portfolio services expenses of $3.0 million, partially offset by the 2012 cash receipt of $6.5 million relating to the finalization of a claims processing contingency originally recorded as an expense in 2006.

Income Taxes

AllianceBernstein, a private limited partnership, is not subject to federal or state corporate income taxes, but is subject to a 4.0% New York City unincorporated business tax (“UBT”). Our domestic corporate subsidiaries are subject to federal, state and local income taxes, and are generally included in the filing of a consolidated federal income tax return. Separate state and local income tax returns are also filed. Foreign corporate subsidiaries are generally subject to taxes in the jurisdictions where they are located.

Income tax expense for the three months ended March 31, 2013 increased $4.5 million from the three months ended March 31, 2012. The increase is primarily due to the result of higher pre-tax earnings and a higher effective tax rate in the current year quarter of 9.0% compared to 6.6% in the comparable prior year quarter. The increase in the effective tax rate is primarily due to higher foreign earnings (which have higher effective tax rates) and payments relating to foreign lease assignments which are not deductible for foreign taxes.

Net Income (Loss) of Consolidated Entities Attributable to Non-Controlling Interests

Net income (loss) of consolidated entities attributable to non-controlling interests consists of limited partner interests owned by other investors representing 90% of the total limited partner interests in our consolidated venture capital fund. During the first quarter of 2013, we had a $1.5 million net loss of consolidated entities attributable to non-controlling interests, due primarily to a $1.3 million net investment loss attributable to our consolidated venture capital fund (of which 90% belongs to non-controlling interests) and management fees.

CAPITAL RESOURCES AND LIQUIDITY

During the first three months of 2013, net cash used in operating activities was $66.4 million, compared to $35.5 million during the corresponding 2012 period. The change was primarily due to a higher decrease in broker-dealer related payables (net of receivables and segregated U.S. Treasury Bills activity) of $144.8 million, partially offset by higher cash provided by net income of $57.6 million, lower net deferred sales commissions paid of $36.1 million and lower net purchases of investments of $30.6 million, reflecting lower purchases of seed capital investments, offset by higher purchases of broker-dealer related investments and lower proceeds from deferred compensation-related redemptions.

During the first three months of 2013, net cash used in investing activities was $3.4 million, compared to $5.3 million during the corresponding 2012 period, reflecting lower net purchases of furniture, equipment and leasehold improvements in the current period.

During the first three months of 2013, net cash provided by financing activities was $8.5 million, compared to net cash used in financing activities of $164.4 million during the corresponding 2012 period. The change reflects the net issuance of commercial paper of $59.0 million during 2013 versus the net repayment of commercial paper of $58.3 million during 2012, an increase in overdraft payable of $54.3 million and lower repurchases of Holding Units of $45.6 million, partially offset by higher distributions to the General Partner and unitholders of $58.7 million as a result of higher earnings (distributions on earnings are paid one quarter in arrears).

As of March 31, 2013, AllianceBernstein had $559.5 million of cash and cash equivalents, all of which is available for liquidity, but is comprised primarily of cash on deposit for our broker-dealers to comply with various customer clearing activities and cash held by foreign entities for which a permanent investment assertion for U.S. tax purposes is taken. If the cash held at our foreign subsidiaries of $387.3 million, which includes cash on deposit for our foreign broker-dealers, was to be repatriated to the U.S., we would be required to accrue and pay U.S. income taxes on these funds, based on the unremitted amount. Our current intent is to permanently reinvest these earnings outside the U.S.

Index

Debt and Credit Facilities

As of March 31, 2013 and December 31, 2012, AllianceBernstein had $382.6 million and $323.2 million, respectively, in commercial paper outstanding with weighted average interest rates of approximately 0.4% and 0.5%, respectively. The commercial paper is short term in nature, and as such, recorded value is estimated to approximate fair value. Average daily borrowings of commercial paper during the first three months of 2013 and the full year 2012 were $455.7 million and $404.9 million, respectively, with weighted average interest rates of approximately 0.4% for both periods.

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

As of March 31, 2013 and December 31, 2012, we had no amounts outstanding under the Credit Facility. During the first three months of 2013 and the full year 2012, we did not draw upon the Credit Facility.

In addition, SCB LLC has five uncommitted lines of credit with four financial institutions. Two of these lines of credit permit us to borrow up to an aggregate of approximately $200.0 million, with AllianceBernstein named as an additional borrower, while three lines have no stated limit. As of March 31, 2013 and December 31, 2012, we had no bank loans outstanding. Average daily borrowings of bank loans during the first three months of 2013 and full year 2012 were $8.9 million and $18.1 million, respectively, with weighted average interest rates of approximately 1.0% and 1.3%, respectively.

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

During 2009, we entered into a subscription agreement under which we committed to invest up to $35 million, as amended in 2011, in a venture capital fund over a six-year period. As of March 31, 2013, we had funded $22.8 million of this commitment.

During 2010, as general partner of AllianceBernstein U.S. Real Estate L.P. (the “Real Estate Fund”), we committed to invest $25 million in the Real Estate Fund. As of March 31, 2013, we had funded $8.7 million of this commitment.

During 2012, we entered into an investment agreement under which we committed to invest up to $8 million in an oil and gas fund over a three-year period. As of March 31, 2013, we had funded $7.8 million of this commitment.

See Note 12 for discussion of contingencies.

Index

CRITICAL ACCOUNTING ESTIMATES

The preparation of the condensed consolidated financial statements and notes to condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses.

There have been no updates to our critical accounting estimates from those disclosed in Management’s Discussion and Analysis of Financial Condition in our Form 10-K for the fiscal year ended December 31, 2012.

ACCOUNTING PRONOUNCEMENTS

See Note 2 to AllianceBernstein’s condensed consolidated financial statements contained in Item 1.

CAUTIONS REGARDING FORWARD-LOOKING STATEMENTS

Certain statements provided by management in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. The most significant of these factors include, but are not limited to, the following: the performance of financial markets, the investment performance of sponsored investment products and separately-managed accounts, general economic conditions, industry trends, future acquisitions, competitive conditions and government regulations, including changes in tax regulations and rates and the manner in which the earnings of publicly-traded partnerships are taxed. We caution readers to carefully consider such factors. Further, such forward-looking statements speak only as of the date on which such statements are made; we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. For further information regarding these forward-looking statements and the factors that could cause actual results to differ, see “Risk Factors” in Part I, Item 1A of our Form 10-K for the year ended December 31, 2012 and Part II, Item 1A in this Form 10-Q. Any or all of the forward-looking statements that we make in the Form 10-K, this Form 10-Q, other documents we file with or furnish to the SEC, and any other public statements we issue, may turn out to be wrong. It is important to remember that other factors besides those listed in “Risk Factors” and those listed below could also adversely affect our revenues, financial condition, results of operations and business prospects.

The forward-looking statements referred to in the preceding paragraph, most of which directly affect AllianceBernstein but also affect Holding because Holding’s principal source of income and cash flow is attributable to its investment in AllianceBernstein, include statements regarding:

●
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

●
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

●
The outcome of litigation: Litigation is inherently unpredictable, and excessive damage awards do occur. Though we have stated that we do not expect certain legal proceedings to have a material adverse effect on our results of operations, financial condition or liquidity, any settlement or judgment with respect to a legal proceeding could be significant, and could have such an effect.

●
Our intention to continue to engage in open market purchases of Holding Units to help fund anticipated obligations under our incentive compensation award program:  The number of Holding Units needed in future periods to make incentive compensation awards is dependent upon various factors, some of which are beyond our control, including the fluctuation in the price of a Holding Unit (NYSE: AB).

●
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

There have been no material changes to AllianceBernstein’s market risk for the quarter ended March 31, 2013.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the first quarter of 2013 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index

Part II

OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 12 to the condensed consolidated financial statements contained in Part I, Item 1.

Item 1A.	Risk Factors

In addition to the information set forth in this report, please consider carefully “Risk Factors” in Part I, Item 1A of our Form 10-K for the year ended December 31, 2012.  Such factors could materially affect our revenues, financial condition, results of operations and business prospects. See also our “Cautions Regarding Forward-Looking Statements” in Part I, Item 2.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no AllianceBernstein Units sold by AllianceBernstein in the period covered by this report that were not registered under the Securities Act.

The following table provides information relating to any AllianceBernstein Units bought by AllianceBernstein in the quarter covered by this report:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of AllianceBernstein Units Purchased	(b) Average Price Paid Per AllianceBernstein Unit, net of Commissions	(c) Total Number of AllianceBernstein Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of AllianceBernstein Units that May Yet Be Purchased Under the Plans or Programs
1/1/13 - 1/31/13	—	$—	—	—
2 /1/13 -2/28/13	—	—	—	—
3/1/13 - 3/31/13(1)	300	22.57	—	—
Total	300	$22.57	—	—

(1)	During March 2013, we purchased 300 AllianceBernstein Units in private transactions.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Index

Item 5.	Other Information

Iran Threat Reduction and Syria Human Rights Act

AllianceBernstein, Holding and their global subsidiaries had no transactions or activities requiring disclosure under the Iran Threat Reduction and Syria Human Rights Act (“Iran Act”), nor were they involved in the AXA Group insurance policies described immediately below.

The non-U.S. based subsidiaries of AXA, our parent company, operate in compliance with applicable laws and regulations of the various jurisdictions where they operate, including applicable international (United Nations and European Union) laws and regulations.  While AXA Group companies based and operating outside the United States generally are not subject to U.S. law, as an international group, AXA has in place policies and standards (including the AXA Group International Sanctions Policy) that apply to all AXA Group companies worldwide and often impose requirements that go well beyond local law. For additional information regarding AXA, see Note 1 to the condensed financial statements contained in Part I, Item 1.

AXA has reported to us that 14 insurance policies underwritten by two of AXA’s European insurance subsidiaries, AXA France IARD and AXA Winterthur, that were in-force during the first quarter of 2013 potentially come within the scope of the disclosure requirements of the Iran Act. Of these insurance policies, 13 policies were written by AXA France IARD and relate to property and casualty insurance (homeowners, auto, accident, liability and/or fraud policies) covering property located in France where the insured is a company or other entity that may have, direct or indirect, ties to the Government of Iran (the “French Policies”), including Iranian entities designated under Executive Orders 13224 and 13382.  AXA France IARD is a French company, based in Paris, which is licensed to operate in France.  The other policy, described below, was written by AXA Winterthur and provides global coverage to a Swiss-based non-governmental organization based in Geneva that was initially established by the United Nations to facilitate international transport (the “Swiss Policy”).  AXA Winterthur is a Swiss company, based in Winterthur, Switzerland, which is licensed to operate in Switzerland.

With respect to these policies, as of the date of this report: (1) AXA France IARD has taken actions necessary to terminate coverage under all 13 of the French Policies; and (2) AXA Winterthur has restructured coverage under the Swiss Policy to specifically exclude Iran.  The aggregate premium for these 14 policies was less than $1 million (approximately $105,000 for the 13 French Policies and approximately $884,000 for the relevant premium amount under the Swiss Policy), representing less than 0.001% of AXA’s consolidated revenues, which are in excess of $100 billion.  The net profit attributable to these 14 insurance policies is difficult to calculate with precision, but AXA estimates its net profit attributable to all 14 of these policies, in the aggregate, was less than $300,000, representing less than 0.006% of AXA’s aggregate net profit.

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

During the first quarter of 2013, AXA Winterthur provided global cover to the IRU insuring it against financial losses that the IRU may incur if a carrier fails to pay the duty charges under the terms of a TIR Carnet.  Under this policy, AXA Winterthur guaranteed duty payments on behalf of the IRU to the TIR national transport associations in each of the more than 70 participating countries, which includes Iran’s TIR System national transport association (the Iran Chamber of Commerce Industry Mines and Agriculture).

As noted above, AXA Winterthur has restructured coverage under the Swiss Policy to specifically exclude Iran and notified the IRU accordingly.

Index

Item 6.	Exhibits

31.1	Certification of Mr. Kraus furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Mr. Weisenseel furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Date: May 1, 2013	ALLIANCEBERNSTEIN L.P.

	By:	/s/ John C. Weisenseel
John C. Weisenseel
Chief Financial Officer