Form 10-Q
period 2013-06-30
ALLIANCEBERNSTEIN L.P.
filed 2013-07-31
CIK 1109448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The number of units of limited partnership interest outstanding as of June 30, 2013 was 278,374,893.

Index
ALLIANCEBERNSTEIN L.P.

Index

Part I

FINANCIAL INFORMATION
Item 1.   Financial Statements

ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition
(in thousands, except unit amounts)

	June 30, 2013	December 31, 2012
	(unaudited)
ASSETS

Cash and cash equivalents	$571,274	$627,182
Cash and securities segregated, at fair value (cost: $834,440 and $1,551,177)	834,505	1,551,326
Receivables, net:
Brokers and dealers	324,114	408,037
Brokerage clients	1,079,608	942,034
Fees	245,929	265,685
Investments:
Long-term incentive compensation-related	108,432	122,977
Other	577,786	609,357
Furniture, equipment and leasehold improvements, net	183,577	196,125
Goodwill	2,954,327	2,954,327
Intangible assets, net	158,358	169,208
Deferred sales commissions, net	76,319	95,430
Other assets	187,588	173,362
Total assets	$7,301,817	$8,115,050

LIABILITIES AND CAPITAL
Liabilities:
Payables:
Brokers and dealers	$283,388	$220,736
Securities sold not yet purchased	52,834	63,838
Brokerage clients	1,545,006	2,563,061
AllianceBernstein mutual funds	100,323	156,679
Accounts payable and accrued expenses	522,903	499,076
Accrued compensation and benefits	518,051	485,229
Debt	346,265	323,163
Total liabilities	3,368,770	4,311,782

Commitments and contingencies (See Note 12)

Capital:
General Partner	41,597	41,213
Limited partners: 278,374,893 and 277,600,901 units issued and outstanding	4,202,038	4,165,461
Receivables from affiliates	(16,537)	(8,441)
Holding Units held for long-term incentive compensation plans	(274,683)	(389,941)
Accumulated other comprehensive loss	(66,631)	(48,526)
Partners’ capital attributable to AllianceBernstein Unitholders	3,885,784	3,759,766
Non-controlling interests in consolidated entities	47,263	43,502
Total capital	3,933,047	3,803,268
Total liabilities and capital	$7,301,817	$8,115,050

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Income
 (in thousands, except per unit amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Investment advisory and services fees	$459,065	$423,863	$902,902	$849,423
Bernstein research services	114,771	103,008	224,456	209,351
Distribution revenues	120,775	97,137	239,520	188,097
Dividend and interest income	4,534	4,981	8,980	9,387
Investment gains (losses)	8,350	(10,852)	15,301	20,106
Other revenues	27,455	24,844	53,755	49,129
Total revenues	734,950	642,981	1,444,914	1,325,493
Less: Interest expense	675	818	1,517	1,521
Net revenues	734,275	642,163	1,443,397	1,323,972

Expenses:
Employee compensation and benefits	306,487	272,821	607,722	575,364
Promotion and servicing:
Distribution-related payments	111,386	86,120	220,666	165,989
Amortization of deferred sales commissions	10,325	10,171	21,399	18,438
Other	56,332	51,775	107,324	101,509
General and administrative:
General and administrative	104,461	129,310	209,750	254,220
Real estate charges	1,935	6,787	2,573	16,056
Interest on borrowings	793	892	1,776	1,725
Amortization of intangible assets	5,902	5,540	11,335	10,679
Total expenses	597,621	563,416	1,182,545	1,143,980

Operating income	136,654	78,747	260,852	179,992

Income taxes	9,564	5,838	20,731	12,541

Net income	127,090	72,909	240,121	167,451

Net income (loss) of consolidated entities attributable to non-controlling interests	6,376	(1,276)	4,891	5,988

Net income attributable to AllianceBernstein Unitholders	$120,714	$74,185	$235,230	$161,463

Net income per AllianceBernstein Unit:
Basic	$0.43	$0.26	$0.84	$0.58
Diluted	$0.43	$0.26	$0.83	$0.58

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index
ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net income	$127,090	$72,909	$240,121	$167,451
Other comprehensive income (loss):
Foreign currency translation adjustments	(8,357)	(3,886)	(18,677)	(2,011)
Income tax benefit	—	796	—	796
Foreign currency translation adjustments, net of tax	(8,357)	(3,090)	(18,677)	(1,215)
Unrealized (losses) gains on investments:
Unrealized (losses) gains arising during period	(439)	65	303	770
Less: reclassification adjustment for gains included in net income	6	18	6	18
Change in unrealized (losses) gains on investments	(445)	47	297	752
Income tax benefit (expense)	62	(26)	(321)	(462)
Unrealized (losses) gains on investments, net of tax	(383)	21	(24)	290
Changes in employee benefit related items:
Amortization of transition asset	(11)	(36)	(47)	(72)
Amortization of prior service cost	27	27	54	54
Recognized actuarial loss	295	227	590	154
Changes in employee benefit related items	311	218	597	136
Income tax (expense)	(3)	(3)	(99)	(3)
Employee benefit related items, net of tax	308	215	498	133
Other comprehensive (loss) income	(8,432)	(2,854)	(18,203)	(792)
Less: Comprehensive income (loss) in consolidated entities attributable to non-controlling interests	6,268	(1,389)	4,793	5,927
Comprehensive income attributable to AllianceBernstein Unitholders	$112,390	$71,444	$217,125	$160,732

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index
ALLIANCEBERNSTEIN L.P. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2013	2012

Cash flows from operating activities:
Net income	$240,121	$167,451
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred sales commissions	21,399	18,438
Amortization of non-cash long-term incentive compensation	8,538	7,782
Depreciation and other amortization	31,085	41,209
Unrealized (gains) on long-term incentive compensation-related investments	(5,577)	(8,819)
Unrealized (gains) on consolidated venture capital fund	(18,162)	(1,029)
Unrealized (gains) on other investments	(1,830)	(18,713)
Real estate asset write-off charge	129	1,675
Other, net	(11,179)	2,215
Changes in assets and liabilities:
Decrease in segregated cash and securities	716,821	125,135
(Increase) in receivables	(122,385)	(93,109)
Decrease in investments	70,563	55,373
(Increase) in deferred sales commissions	(2,288)	(54,023)
(Increase) in other assets	(30,577)	(19,918)
(Decrease) in payables	(925,748)	(90,281)
(Decrease) increase in accounts payable and accrued expenses	(26,147)	4,649
Increase in accrued compensation and benefits	165,979	102,500
Net cash provided by operating activities	110,742	240,535

Cash flows from investing activities:
Purchases of investments	—	(96)
Proceeds from sales of investments	43	118
Purchases of furniture, equipment and leasehold improvements	(8,667)	(11,139)
Proceeds from sales of furniture, equipment and leasehold improvements	87	3,221
Net cash used in investing activities	(8,537)	(7,896)

Cash flows from financing activities:
Issuance (repayment) of commercial paper, net	22,339	(169,719)
Increase in overdrafts payable	53,724	16,750
Distributions to General Partner and unitholders	(220,647)	(134,095)
Distributions to non-controlling interests in consolidated entities	(1,032)	(8,453)
Capital contributions from General Partner	1,382	1,684
Additional investments by Holding from distributions paid to AllianceBernstein consolidated rabbi trust	11,871	3,457
Additional investments by Holding with proceeds from exercise of compensatory options to buy Holding Units	13,281	—
Purchases of Holding Units to fund long-term incentive compensation plan awards, net	(26,967)	(95,143)
Purchases of AllianceBernstein Units	(117)	(3,000)
Debt issuance costs	—	(1,750)
Other	(10)	(21)
Net cash used in financing activities	(146,176)	(390,290)

Effect of exchange rate changes on cash and cash equivalents	(11,937)	1,392

Net (decrease) in cash and cash equivalents	(55,908)	(156,259)
Cash and cash equivalents as of beginning of the period	627,182	638,681
Cash and cash equivalents as of end of the period	$571,274	$482,422

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index
ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2013
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

1.	Business Description, Organization and Basis of Presentation

Business Description

We provide research, diversified investment management and related services globally to a broad range of clients. Our principal services include:

•	Institutional Services – servicing our institutional clients, including unaffiliated corporate and public employee pension funds, endowment funds, domestic and foreign institutions and governments, and affiliates such as AXA and certain of its insurance company subsidiaries, by means of separately-managed accounts, sub-advisory relationships, structured products, collective investment trusts, mutual funds, hedge funds and other investment vehicles.

•	Retail Services – servicing our retail clients, primarily by means of retail mutual funds sponsored by AllianceBernstein or an affiliated company, sub-advisory relationships with mutual funds sponsored by third parties, separately-managed account programs sponsored by financial intermediaries worldwide and other investment vehicles.

•	Private Client Services – servicing our private clients, including high-net-worth individuals, trusts and estates, charitable foundations, partnerships, private and family corporations, and other entities, by means of separately-managed accounts, hedge funds, mutual funds and other investment vehicles.

•	Bernstein Research Services – servicing institutional investors seeking high-quality research, portfolio strategy advice and brokerage-related services.

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

We provide a broad range of investment services with expertise in:

•	Equity securities, including value, growth and core equities;

•	Fixed income securities, including taxable and tax-exempt securities;

•	Passive management, including index and enhanced index strategies;

•	Alternative investments, including hedge funds, fund of funds, currency management strategies and private equity (e.g., direct real estate investing); and

•	Multi-asset services and solutions, including dynamic asset allocation, customized target date funds, target risk funds and other strategies tailored to help clients meet their investment goals.

In providing these services, we focus on various portfolio characteristics, including market capitalization (e.g., large-, mid- and small-cap equities), term (e.g., long-, intermediate- and short-duration debt securities), and geography (e.g., U.S., international, global, emerging markets, regional and local), in major markets around the world.

Organization

As of June 30, 2013, AXA, a société anonyme organized under the laws of France and the holding company for an international group of insurance and related financial services companies, through certain of its subsidiaries (“AXA and its subsidiaries”) owned approximately 1.4% of the issued and outstanding units representing assignments of beneficial ownership of limited partnership interests in AllianceBernstein Holding L.P. (“Holding Units”).

Index
As of June 30, 2013, the ownership structure of AllianceBernstein, expressed as a percentage of general and limited partnership interests, was as follows:

AXA and its subsidiaries	60.9%
Holding	37.7
Unaffiliated holders	1.4
100.0%

AllianceBernstein Corporation (an indirect wholly-owned subsidiary of AXA, “General Partner”) is the general partner of both AllianceBernstein Holding L.P. (“Holding”) and AllianceBernstein. AllianceBernstein Corporation owns 100,000 general partnership units in Holding and a 1% general partnership interest in AllianceBernstein. Including both the general partnership and limited partnership interests in Holding and AllianceBernstein, AXA and its subsidiaries had an approximate 64.3% economic interest in AllianceBernstein as of June 30, 2013.

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

Reclassification and Revision

During 2013, we reclassified prior-period amounts relating to the servicing portion of the investment advisory base fees earned by AllianceBernstein Japan Ltd. (a wholly-owned subsidiary of AllianceBernstein) for the distribution of local-market funds from investment advisory base fees to distribution revenues in the condensed consolidated statement of income to conform to the current year’s presentation. This reclassification is consistent with the methodology used by AllianceBernstein Luxembourg S.A. (a wholly-owned subsidiary of AllianceBernstein, “AllianceBernstein Luxembourg”) related to the distribution of Non-U.S Funds.

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

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The standard requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. We adopted this standard effective as of January 1, 2013. However, no additional disclosures are required because amounts reclassified out of accumulated other comprehensive income are not material.

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

Index
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

·	We engaged in open-market purchases of Holding Units that were awarded to participants and held them in a consolidated rabbi trust.

·	Quarterly distributions on vested and unvested Holding Units are paid currently to participants, regardless of whether or not a long-term deferral election has been made.

·	Interest on deferred cash is accrued monthly based on our monthly weighted average cost of funds.

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

Grants of restricted Holding Units and options to buy Holding Units are typically awarded to eligible members of the Board of Directors (“Eligible Directors”) of the General Partner during the second quarter. Restricted Holding Units are distributed on the third anniversary of the grant date and the options become exercisable ratably over three years. These restricted Holding Units and options are not forfeitable (except if the Eligible Director is terminated for “Cause”, as that term is defined in the applicable award agreement). Due to there being no service requirement, we fully expense these awards on each grant date.

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

During the second quarter and first six months of 2013, we purchased 0.3 million and 1.3 million Holding Units for $7.4 million and $27.0 million, respectively (on a trade date basis). These amounts reflect open-market purchases of 0.3 million and 1.1 million Holding Units for $7.2 million and $23.2 million, respectively, with the remainder relating to purchases of Holding Units from employees to allow them to fulfill statutory tax withholding requirements at the time of distribution of long-term incentive compensation awards, offset by Holding Units purchased by employees as part of a distribution reinvestment election.

Since the third quarter of 2011, we have implemented plans each quarter to repurchase Holding Units pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (“Exchange Act”). A Rule 10b5-1 plan allows a company to repurchase its shares at times when it otherwise might be prevented from doing so because of self-imposed trading blackout periods and because it possesses material non-public information. Each broker we select has the authority under the terms and limitations specified in the plan to repurchase Holding Units on our behalf in accordance with the terms of the plan. Repurchases are subject to SEC regulations as well as certain price, market volume and timing constraints specified in the plan. The plan adopted during the second quarter of 2013 expired at the close of business on July 30, 2013. We may adopt additional Rule 10b5-1 plans in the future to engage in open-market purchases of Holding Units to help fund anticipated obligations under our incentive compensation award program and for other corporate purposes.

Index
We granted to employees and Eligible Directors 6.8 million restricted Holding Unit awards (including 6.5 million granted in January 2013 for 2012 year-end awards) during the first six months of 2013. To fund these awards, we allocated previously repurchased Holding Units that had been held in AllianceBernstein’s consolidated rabbi trust. There were approximately 13.1 million unallocated Holding Units remaining in the consolidated rabbi trust as of June 30, 2013.

Effective July 1, 2013, management of AllianceBernstein and Holding retired all unallocated Holding Units in AllianceBernstein’s consolidated rabbi trust. To retire such units, AllianceBernstein delivered the unallocated Holding Units held in its consolidated rabbi trust to Holding in exchange for the same amount of AllianceBernstein units. Each entity then retired their respective units. As a result, on July 1, 2013, each of AllianceBernstein’s and Holding’s units outstanding decreased by approximately 13.1 million units. AllianceBernstein and Holding intend to retire additional units as AllianceBernstein purchases Holding Units on the open market. Holding will then newly issue Holding Units to fund AllianceBernstein’s restricted Holding Unit awards in exchange for newly-issued AllianceBernstein units.

Generally, when a corporate entity repurchases its shares, they no longer are deemed outstanding. Because of our two-tier partnership structure, Holding Units purchased by AllianceBernstein and held in its consolidated rabbi trust are considered outstanding (unlike repurchased shares of a single corporate entity). Accordingly, management’s decision to retire repurchased Holding Units rather than allowing them to remain outstanding in the rabbi trust more closely aligns the effect of our Holding Unit purchases with that of corporate entities that repurchase their shares.

During the first six months of 2013, Holding issued 778,739 Holding Units upon exercise of options to buy Holding Units. Holding used the proceeds of $13.3 million to purchase the equivalent number of newly-issued AllianceBernstein Units.

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

On July 31, 2013, the General Partner declared a distribution of $0.44 per AllianceBernstein Unit, representing a distribution of Available Cash Flow for the three months ended June 30, 2013. The General Partner, as a result of its 1% general partnership interest, is entitled to receive 1% of each distribution. The distribution is payable on August 29, 2013 to holders of record on August 12, 2013.

5.	Real Estate Charges

During 2010, we performed a comprehensive review of our real estate requirements in New York in connection with our workforce reductions commencing in 2008. As a result, during 2010 we decided to sub-lease over 380,000 square feet in New York (in excess of 80% of this space has been sublet) and largely consolidate our New York-based employees into two office locations from three.

During the third quarter of 2012, in an effort to further reduce our global real estate footprint, we completed a comprehensive review of our worldwide office locations and began implementing a global space consolidation plan. As a result, our intention is to sub-lease approximately 510,000 square feet of office space (nearly 50% of this space has been sublet), over 70% of which is New York office space (in addition to the 380,000 square foot space reduction in 2010), with the remainder composed of office space in England, Australia and various U.S. locations. We expect that the actions we are taking to vacate and market space for sublease will result over time in non-cash real estate charges of $225 million to $250 million, with $202.6 million of the charges having been recorded during 2012. These charges are in addition to the earlier non-cash real estate charges for New York City office space we recorded (related to the 380,000 square foot space reduction in 2010).

Index
During the first six months of 2013, we recorded real estate charges of $2.6 million, composed of $2.5 million resulting from a change in estimates relating to previously recorded real estate charges ($2.2 million related to the 2010 and 2012 charges and $0.3 million related to other real estate charges) and $0.1 million relating to the write-off of leasehold improvements, furniture and equipment.

The following table summarizes the activity in the liability account relating to our 2010 and 2012 office space consolidation initiatives for the following periods:

	Six Months Ended June 30, 2013	Twelve Months Ended December 31, 2012
	(in thousands)

Balance as of beginning of period	$238,784	$71,164
Expense incurred	2,150	181,589
Deferred rent	122	27,000
Payments made	(36,719)	(42,833)
Interest accretion	2,274	1,864
Balance as of end of period	$206,611	$238,784

6.	Net Income Per Unit

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands, except per unit amounts)

Net income attributable to AllianceBernstein Unitholders	$120,714	$74,185	$235,230	$161,463

Weighted average units outstanding - basic	278,209	277,820	277,999	277,833
Dilutive effect of compensatory options to buy Holding Units	1,251	—	1,111	—
Weighted average units outstanding – diluted	279,460	277,820	279,110	277,833

Basic net income per AllianceBernstein Unit	$0.43	$0.26	$0.84	$0.58
Diluted net income per AllianceBernstein Unit	$0.43	$0.26	$0.83	$0.58

For the three months and six months ended June 30, 2013, we excluded 2,979,935 options from the diluted net income per unit computation due to their anti-dilutive effect. For the three months and six months ended June 30, 2012, we excluded 9,036,845 options from the diluted net income per unit computation due to their anti-dilutive effect.

7.	Cash and Securities Segregated Under Federal Regulations and Other Requirements

As of June 30, 2013 and December 31, 2012, $0.8 billion and $1.5 billion, respectively, of United States Treasury Bills were segregated in a special reserve bank custody account for the exclusive benefit of brokerage customers of Sanford C. Bernstein & Co., LLC (a wholly-owned subsidiary of AllianceBernstein, “SCB LLC”) under Rule 15c3-3 of the Exchange Act.

AllianceBernstein Investments, Inc. (“AllianceBernstein Investments”), a wholly-owned subsidiary of AllianceBernstein and the distributor of company-sponsored mutual funds, maintains several special bank accounts for the exclusive benefit of customers. As of June 30, 2013 and December 31, 2012, $39.9 million and $42.2 million, respectively, of cash was segregated in these bank accounts.

Index
8.	Investments

Investments consist of:

	June 30, 2013	December 31, 2012
	(in thousands)

Available-for-sale (primarily seed capital)	$12,423	$13,361
Trading:
Long-term incentive compensation-related	77,802	90,825
United States Treasury Bills	27,996	27,982
Seed capital	276,365	307,795
Equities and exchange-traded options	61,640	48,937
Investments in limited partnership hedge funds:
Long-term incentive compensation-related	30,630	32,152
Seed capital	94,991	109,328
Consolidated private equity fund (10% seed capital)	49,725	47,045
Private equity (seed capital)	46,401	47,853
Other	8,245	7,056
Total investments	$686,218	$732,334

Total investments related to long-term incentive compensation obligations of $108.4 million and $123.0 million as of June 30, 2013 and December 31, 2012, respectively, consist of company-sponsored mutual funds and hedge funds. We typically made investments in our services that were notionally elected by long-term incentive compensation plan participants and maintained them (and continue to maintain them) in a consolidated rabbi trust or separate custodial account. The rabbi trust and custodial account enable us to hold such investments separate from our other assets for the purpose of settling our obligations to participants. The investments held in the rabbi trust and custodial account remain available to the general creditors of AllianceBernstein.

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

The following tables present the notional value and fair value as of June 30, 2013 and December 31, 2012 for derivative instruments not designated as hedging instruments:

Index
		Fair Value
	Notional Value	Asset Derivatives	Liability Derivatives
	(in thousands)
June 30, 2013:
Exchange-traded futures	$90,115	$1,619	$70
Currency forwards	104,553	716	477
Interest rate swaps	56,755	705	534
Credit default swaps	19,625	374	7
Option swaps	118	94	44
Total return swaps	106,123	4,118	146
Total derivatives	$377,289	$7,626	$1,278

		Fair Value
	Notional Value	Asset Derivatives	Liability Derivatives
	(in thousands)
December 31, 2012:
Exchange-traded futures	$89,901	$64	$1,598
Currency forwards	80,445	473	429
Interest rate swaps	55,435	73	888
Credit default swaps	53,775	457	272
Option swaps	103	83	92
Total return swaps	90,673	1,475	3,791
Total derivatives	$370,332	$2,625	$7,070

As of June 30, 2013 and December 31, 2012, the derivative assets and liabilities are included in both receivables and payables to brokers and dealers on our condensed consolidated statements of financial condition.

The following table presents the gains and losses recognized in investment gains (losses) in the condensed consolidated statements of income:
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Exchange-traded futures	$1,686	$8,049	$(2,245)	$(8,548)
Currency forwards	206	1,365	382	1,184
Interest rate swaps	223	(1,460)	506	(723)
Credit default swaps	111	(752)	(1)	(3,351)
Options swaps	(62)	(89)	(186)	(89)
Total return swaps	2,774	(133)	(601)	(2,555)
Balance as of end of period	$4,938	$6,980	$(2,145)	$(14,082)
We may be exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments. We take steps to minimize our counterparty exposure through a credit review and approval process. In addition, we executed various collateral arrangements with counterparties to the over-the-counter derivative transactions that require both pledging and accepting collateral in the form of cash. As of June 30, 2013 and December 31, 2012, we held $3.9 million and $1.5 million, respectively, of cash collateral payable to trade counterparties. This obligation to return cash is reported in payables to brokers and dealers in our condensed consolidated statements of financial condition.

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

Index
Certain of our standardized contracts for over-the-counter derivative transactions (“ISDA Master Agreements”) contain credit risk related contingent provisions regarding each counterparty’s credit rating. In some ISDA Master Agreements, if a counterparty’s credit rating (or in some agreements, our AUM) falls below a specified threshold, either a default or a termination event permitting the counterparty to terminate the ISDA Master Agreement would be triggered. In all agreements that provide for collateralization, various levels of collateralization of net liability positions are applicable, depending on the credit rating of the counterparty. As of June 30, 2013 and December 31, 2012, we delivered $4.7 million and $8.4 million, respectively, of cash collateral into brokerage accounts, which is reported in cash and cash equivalents in our condensed consolidated statements of financial condition.

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

The following table presents offsetting of securities borrowed as of June 30, 2013 and December 31, 2012:

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Pledged	Net Amount
	(in thousands)
June 30, 2013	$109,406	$—	$109,406	$—	$109,406	$—
December 31, 2012	$106,350	$—	$106,350	$—	$106,350	$—

The following table presents offsetting of securities loaned as of June 30, 2013 and December 31, 2012:

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
	(in thousands)
June 30, 2013	$44,532	$—	$44,532	$—	$44,532	$—
December 31, 2012	$12,517	$—	$12,517	$—	$12,517	$—

11.	Fair Value

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

Index
Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables summarize the valuation of our financial instruments by pricing observability levels as of June 30, 2013 and December 31, 2012:

	June 30, 2013
	Level 1	Level 2	Level 3	Total
	(in thousands)

Money markets	$275,458	$—	$—	$275,458
U.S. Treasury Bills	—	824,061	—	824,061
U.K. Treasury Bills	—	117	—	117
Equity securities
Growth	116,486	—	—	116,486
Value	36,356	—	—	36,356
Multi-asset and asset allocation	50,195	—	—	50,195
Other(1)	56,399	—	—	56,399
Fixed Income securities
Taxable(2)	146,730	2,968	—	149,698
Tax-exempt(3)	5,227	795	—	6,022
Derivatives	1,619	6,007	—	7,626
Long exchange-traded options	13,074	—	—	13,074
Private equity	5,229	19,221	61,426	85,876
Total assets measured at fair value	$706,773	$853,169	$61,426	$1,621,368

Securities sold not yet purchased
Short equities – corporate	$37,769	$—	$—	$37,769
Short exchange-traded options	15,065	—	—	15,065
Derivatives	70	1,208	—	1,278
Total liabilities measured at fair value	$52,904	$1,208	$—	$54,112

Index

	December 31, 2012
	Level 1	Level 2	Level 3	Total
	(in thousands)

Money markets	$170,120	$—	$—	$170,120
U.S. Treasury Bills	—	1,537,150	—	1,537,150
U.K. Treasury Bills	—	125	—	125
Equity securities
Growth	125,242	—	—	125,242
Value	36,126	—	—	36,126
Multi-asset and asset allocation	59,449	—	—	59,449
Other(1)	39,702	—	—	39,702
Fixed Income securities
Taxable(2)	177,635	1,219	—	178,854
Tax-exempt(3)	5,661	797	—	6,458
Derivatives	64	2,561	—	2,625
Long exchange-traded options	15,087	—	—	15,087
Private equity	7,695	—	76,953	84,648
Total assets measured at fair value	$636,781	$1,541,852	$76,953	$2,255,586

Securities sold not yet purchased
Short equities – corporate	$54,370	$—	$—	$54,370
Short exchange-traded options	9,197	—	—	9,197
Other	271	—	—	271
Derivatives	1,598	5,472	—	7,070
Total liabilities measured at fair value	$65,436	$5,472	$—	$70,908

(1)    Primarily long positions in corporate equities traded through our options desk.
(2)    Primarily corporate and government securities.
(3)    Primarily municipal bonds.

Following is a description of the fair value methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy:

•	Money markets: We invest excess cash in various money market funds that are valued based on quoted prices in active markets; these are included in Level 1 of the valuation hierarchy.

•	Treasury Bills: We hold United States Treasury Bills, which are primarily segregated in a special reserve bank custody account as required by Rule 15c3-3 of the Exchange Act. We also hold United Kingdom Treasury Bills. These securities are valued based on quoted yields in secondary markets and are included in Level 2 of the valuation hierarchy.

•	Equity and fixed income securities: Our equity and fixed income securities consist principally of company-sponsored mutual funds with net asset values and various separately-managed portfolios consisting primarily of equity and fixed income securities with quoted prices in active markets, which are included in Level 1 of the valuation hierarchy. In addition, some securities are valued based on observable inputs from recognized pricing vendors, which are included in Level 2 of the valuation hierarchy.

•	Derivatives: We hold exchange-traded futures with counterparties that are included in Level 1 of the valuation hierarchy. In addition, we also hold currency forward contracts, interest rate swaps, credit default swaps, option swaps and total return swaps with counterparties that are included in Level 2 of the valuation hierarchy.

•	Options: We hold long exchange-traded options that are included in Level 1 of the valuation hierarchy.

Index
•	Private equity: Generally, the valuation of private equity investments owned by our consolidated venture capital fund requires significant management judgment due to the absence of quoted market prices, inherent lack of liquidity and the long-term nature of such investments. Private equity investments are valued initially at cost. The carrying values of private equity investments are adjusted either up or down from cost to reflect expected exit values as evidenced by financing and sale transactions with third parties, or when determination of a valuation adjustment is confirmed through ongoing review in accordance with our valuation policies and procedures. A variety of factors are reviewed and monitored to assess positive and negative changes in valuation including, but not limited to, current operating performance and future expectations of investee companies, industry valuations of comparable public companies, changes in market outlooks and the third party financing environment over time. In determining valuation adjustments resulting from the investment review process, particular emphasis is placed on current company performance and market conditions. For these reasons, which make the fair value of private equity investments unobservable, equity investments are included in Level 3 of the valuation hierarchy. However, if private equity investments owned by our consolidated venture capital fund become publicly-traded, they are included in Level 1 of the valuation hierarchy. Also, if they contain trading restrictions, publicly-traded equity investments are included in Level 2 of the valuation hierarchy. During the first quarter of 2012, one of our private securities went public and, due to a trading restriction period, $13.5 million was transferred from a Level 3 classification to a Level 2 classification. During the second quarter of 2013, one of our private securities went public and, due to a trading restriction period, $19.2 million was transferred from a Level 3 classification to a Level 2 classification.

•	Securities sold not yet purchased: Securities sold not yet purchased, primarily reflecting short positions in equities and exchange-traded options, are included in Level 1 of the valuation hierarchy.

The following table summarizes the change in carrying value associated with Level 3 financial instruments carried at fair value:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)

Balance as of beginning of period	$74,853	$58,235	$76,953	$64,466

Transfers out	(19,220)	—	(19,220)	(13,548)
Purchases	87	1,988	97	3,833
Sales	(34)	(1,823)	(34)	(1,823)
Realized gains (losses), net	(6,581)	855	(6,581)	855
Unrealized gains (losses), net	12,321	(1,347)	10,211	4,125
Balance as of end of period	$61,426	$57,908	$61,426	$57,908

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

The following table provides quantitative information about Level 3 fair value measurements:

	Fair Value as of June 30, 2013	Valuation Technique	Unobservable Input	Range
	(in thousands)
Private Equity:

Technology, Media and Telecommunications	$23,256	Market comparable companies	Revenue multiple	2.5 – 6.0
			Discount rate	18%
			Discount years	1.5

Healthcare and Cleantech	$1,849	Market comparable companies	Revenue multiple(1)	0.7 – 62.5
			R&D multiple(1)	1.0 – 32.4
			Discount for lack of marketability and risk factors	50-60%

(1)	The median for the Healthcare and Cleantech revenue multiple is 8.4; the median R&D multiple is 5.2.

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

One of our private equity investments is a venture capital fund (fair value of $28.5 million and unfunded commitment of $12.2 million as of June 30, 2013) that invests in communications, consumer, digital media, healthcare and information technology markets. Another is an investment in a private equity fund focused exclusively on the energy sector (fair value of $7.7 million and unfunded commitment of $0.1 million as of June 30, 2013). In addition, one of the investments included in our consolidated private equity fund (fair value of $0.2 million and unfunded commitment of $0.2 million as of June 30, 2013) is a venture capital fund investing in clean energy, resource and energy efficiency and other sustainable industries. The fair value of each of these investments has been estimated using the capital account balances provided by the partnerships. The interests in these partnerships cannot be redeemed.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We did not have any material assets or liabilities that were measured at fair value for impairment on a nonrecurring basis during the three months ended June 30, 2013 or during the year ended December 31, 2012.

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

In management’s opinion, an adequate accrual has been made as of June 30, 2013 to provide for any probable losses regarding any litigation matters for which we can reasonably estimate an amount of loss. It is reasonably possible that we could incur additional losses pertaining to these matters, but currently we are unable to estimate any such additional losses.

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

13.	Units Outstanding

Changes in units outstanding during the six-month period ended June 30, 2013 were as follows:

Outstanding as of December 31, 2012	277,600,901
Options exercised	778,739
Units issued	—
Units retired	(4,747)
Units forfeited	—
Outstanding as of June 30, 2013	278,374,893

During the first six months of 2013, we purchased 4,747 AllianceBernstein Units in private transactions and retired them.

As we discussed in Note 3, on July 1, 2013, management of AllianceBernstein and Holding retired all unallocated Holding Units in AllianceBernstein's consolidated rabbi trust, which decreased each of their respective outstanding units by approximately 13.1 million units as of July 1, 2013.

14.	Debt

As of June 30, 2013 and December 31, 2012, AllianceBernstein had $346.3 million and $323.2 million, respectively, in commercial paper outstanding with weighted average interest rates of approximately 0.3% and 0.5%, respectively. The commercial paper is short term in nature, and as such, recorded value is estimated to approximate fair value. Average daily borrowings of commercial paper during the first six months of 2013 and the full year 2012 were $405.3 million and $404.9 million, respectively, with weighted average interest rates of approximately 0.4% for both periods.

15.	Changes in Capital

Changes in capital as of June 30, 2013 consisted of:

	Partners’ Capital Attributable to AllianceBernstein Unitholders	Non-Controlling Interests In Consolidated Entities	Total Capital
	(in thousands)

Balance as of December 31, 2012	$3,759,766	$43,502	$3,803,268
Comprehensive income:
Net income	235,230	4,891	240,121
Other comprehensive income, net of tax:
Unrealized gains on investments	(24)	—	(24)
Foreign currency translation adjustment	(18,579)	(98)	(18,677)
Changes in employee benefit related items	498	—	498
Comprehensive income	217,125	4,793	221,918

Cash distributions to General Partner and unitholders	(220,647)	—	(220,647)
Receivables from affiliates	(7,844)	—	(7,844)
Compensation-related transactions	137,501	—	137,501
Other	(117)	(1,032)	(1,149)
Balance as of June 30, 2013	$3,885,784	$47,263	$3,933,047

As of June 30, 2013, AllianceBernstein has a due from Holding balance of $9.2 million. During the second quarter of 2013, management determined that the liability should be settled only upon liquidation of Holding. As a result of this determination, and due to the affiliated nature of Holding and AllianceBernstein, this receivable has been included in AllianceBernstein’s partners’ capital (as receivables from affiliates) in the condensed consolidated statement of financial condition as of June 30, 2013.

Index
Changes in capital as of June 30, 2012 consisted of:

	Partners’ Capital Attributable to AllianceBernstein Unitholders	Non-Controlling Interests In Consolidated Entities	Total Capital
	(in thousands)

Balance as of December 31, 2011	$3,975,462	$54,025	$4,029,487
Comprehensive income:
Net income	161,463	5,988	167,451
Other comprehensive income, net of tax:
Unrealized gains on investments	290	—	290
Foreign currency translation adjustment	(1,154)	(61)	(1,215)
Changes in employee benefit related items	133	—	133
Comprehensive income	160,732	5,927	166,659

Cash distributions to General Partner and unitholders	(134,095)	—	(134,095)
Capital contributions (distributions)	1,684	(8,453)	(6,769)
Purchase of AllianceBernstein Units	(3,000)	—	(3,000)
Compensation-related transactions	46,484	—	46,484
Balance as of June 30, 2012	$4,047,267	$51,499	$4,098,766

Deferred taxes are not recognized on foreign currency translation adjustments for foreign subsidiaries whose earnings are considered permanently invested outside the United States.

Index

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

The second quarter of 2013 finished very differently than it began. The robust equity markets and strong demand for fixed income we experienced early in the second quarter gave way to equity market volatility and high investor anxiety over the outlook for interest rates, particularly following the late-May release of U.S. Federal Reserve meeting minutes suggesting a potential easing of bond buybacks. As a result, mortgage rates rose quickly, bond flows turned negative and equity flows declined, as investors took to the sidelines. Despite a difficult June, we maintained momentum in our Institutions channel, where gross sales rose for a third consecutive quarter, to a 12-quarter high.  However, flows to our Retail channel were dramatically affected, principally Fixed Income flows in the Asia ex-Japan region, and we experienced net outflows for the first time in six quarters.

Even with these near-term challenges, our second quarter financial results were strong, and we continued to make progress on our long-term strategy to deliver for clients with our investment performance, diversify and globalize our business, innovate with our offerings, and strengthen our financials. The vast majority of our Fixed Income assets have outperformed for the three- and five-year time periods, and we’re building better track records in equities. Our Global and U.S. Strategic Value strategies outperformed their respective benchmarks by more than 500 basis points for the one-year period through June. International Discovery and Emerging Markets Growth have outperformed their respective benchmarks for the year-to-date, one- and three-year periods. In addition, Small and SMID Cap Value and Select U.S. Equity are top performers across various time periods. Improved investment performance is fueling strong client interest globally.

Our total assets under management (“AUM’) as of June 30, 2013 were $434.6 billion, down $8.6 billion, or 1.9%, compared to March 31, 2013, and up $27.3 billion, or 6.7%, compared to June 30, 2012. During the second quarter of 2013, AUM decreased as a result of market depreciation of $8.8 billion, partially offset by net inflows of $0.2 billion (Institutional inflows of $4.7 billion, offset by Retail outflows of $3.2 billion and Private Client outflows of $1.3 billion).

Institutional AUM decreased $1.2 billion, or 0.5%, to $223.9 billion during the second quarter of 2013, due to market depreciation of $5.9 billion, only partially offset by net inflows of $4.7 billion. Gross sales increased 5.8% sequentially from $7.3 billion during the first quarter of 2013 to $7.7 billion during the second quarter of 2013. Additionally, redemptions and terminations decreased 10.8% sequentially from $3.6 billion to $3.2 billion. Institutional gross sales during the quarter were most significant in the Europe, Middle East and Africa region and Japan, and we secured new mandates in such diverse areas as Real Estate, Global Credit, U.S. Investment Grade, Emerging Market Multi-Asset and Select U.S. Equity. The pipeline of awarded but unfunded Institutional mandates decreased sequentially from $7.8 billion to $4.8 billion at June 30, 2013, as new fixed income and equity additions were more than offset by fundings and revisions during the quarter.

Retail AUM decreased $6.0 billion, or 4.0% to $144.4 billion during the second quarter of 2013, due to net outflows of $3.2 billion and market depreciation of $2.8 billion. Redemptions and terminations increased 26.9% sequentially from $12.5 billion to $15.9 billion. Additionally, gross sales decreased 1.4% sequentially from $14.6 billion during the first quarter of 2013 to $14.4 billion during the second quarter of 2013. However, we had our best first half for gross sales since 2000, despite reduced sales during June 2013, principally in the Asia ex-Japan region. Milestones for the quarter include a record-breaking local market launch of our Emerging Markets Corporate Debt Fund in Taiwan and our Fixed Income SMA U.S. platform passing the $1 billion AUM mark.

Private Client AUM decreased $1.4 billion, or 2.1%, to $66.3 billion during the second quarter of 2013, due to net outflows of $1.3 billion and market depreciation of $0.1 billion. Gross sales decreased 30.5% sequentially from $1.8 billion during the first quarter of 2013 to $1.2 billion during the second quarter of 2013. However, redemptions and terminations decreased 19.7% sequentially from $2.5 billion to $2.0 billion. In addition, our equity portfolios have performed well for conservative, moderate and growth-oriented clients through the first half of 2013, with particular strength in our Strategic Equities and fund-of-hedge-funds Registered Investment Company offerings.

Bernstein Research Services revenue for the second quarter of 2013 was $114.8 million, up $11.8 million, or 11.4%, compared to the second quarter of 2012, as a result of strong growth in Europe and Asia.

Net revenues for the second quarter increased $92.2 million, or 14.3%, to $734.3 million from $642.1 million in the second quarter of 2012. The most significant contributors to the increase were higher base advisory fees of $33.5 million, higher distribution revenues of $23.7 million, higher investment gains of $19.3 million and higher Bernstein Research Services revenues of $11.8 million. Operating expenses for the second quarter of 2013 increased $34.2 million, or 6.1%, to $597.6 million from $563.4 million in the second quarter of 2012 due to higher employee compensation and benefits of $33.7 million and higher promotion and servicing expenses of $29.9 million, partially offset by lower general and administrative expenses of $24.8 million and lower real estate charges of $4.9 million. Operating income for the second quarter of 2013 increased $58.0 million, or 73.5%, from the second quarter of 2012, and our operating margin increased from 12.5% (16.1% on an adjusted basis) in the second quarter of 2012 to 17.7% (22.2% on an adjusted basis) in the second quarter of 2013.

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

Assets under management by distribution channel were as follows:

	As of June 30,
	2013	2012	$ Change	% Change
	(in billions)

Institutions	$223.9	$214.9	$9.0	4.2%
Retail	144.4	124.8	19.6	15.7
Private Client	66.3	67.6	(1.3)	(1.9)
Total	$434.6	$407.3	$27.3	6.7

Assets under management by investment service were as follows:

	As of June 30,
	2013	2012	$ Change	% Change
	(in billions)
Equity
Actively Managed	$96.2	$107.4	$(11.2)	(10.4)%
Passively Managed(1)	44.4	35.1	9.3	26.6
Total Equity	140.6	142.5	(1.9)	(1.3)

Fixed Income
Actively Managed
Taxable	219.4	197.1	22.3	11.3
Tax–exempt	29.9	31.0	(1.1)	(3.6)
	249.3	228.1	21.2	9.3
Passively Managed(1)	8.2	5.3	2.9	54.3
Total Fixed Income	257.5	233.4	24.1	10.3

Other(2)	36.5	31.4	5.1	16.1
Total	$434.6	$407.3	$27.3	6.7

(1)	Includes index, enhanced index and factor-based strategies.
(2)	Includes asset allocation services and certain other alternative investments.

Index
Changes in assets under management for the three-month, six-month and twelve-month periods ended June 30, 2013 were as follows:

	Distribution Channel
	Institutions	Retail	Private Client	Total
	(in billions)

Balance as of March 31, 2013	$225.1	$150.4	$67.7	$443.2
Long-term flows:
Sales/new accounts	7.7	14.4	1.2	23.3
Redemptions/terminations	(3.2)	(15.9)	(2.0)	(21.1)
Cash flow/unreinvested dividends	0.2	(1.7)	(0.5)	(2.0)
Net long-term inflows (outflows)	4.7	(3.2)	(1.3)	0.2
Market (depreciation)	(5.9)	(2.8)	(0.1)	(8.8)
Net change	(1.2)	(6.0)	(1.4)	(8.6)
Balance as of June 30, 2013	$223.9	$144.4	$66.3	$434.6

Balance as of December 31, 2012	$219.8	$144.4	$65.8	$430.0
Long-term flows:
Sales/new accounts	14.9	29.0	3.1	47.0
Redemptions/terminations	(6.7)	(28.4)	(4.6)	(39.7)
Cash flow/unreinvested dividends	(0.2)	(3.6)	(0.7)	(4.5)
Net long-term inflows (outflows)	8.0	(3.0)	(2.2)	2.8
Market (depreciation) appreciation	(3.9)	3.0	2.7	1.8
Net change	4.1	—	0.5	4.6
Balance as of June 30, 2013	$223.9	$144.4	$66.3	$434.6

Balance as of June 30, 2012	$214.9	$124.8	$67.6	$407.3
Long-term flows:
Sales/new accounts	26.8	60.6	5.1	92.5
Redemptions/terminations	(24.0)	(46.0)	(10.1)	(80.1)
Cash flow/unreinvested dividends	0.4	(7.2)	(2.1)	(8.9)
Net long-term inflows (outflows)	3.2	7.4	(7.1)	3.5
Market appreciation	5.8	12.2	5.8	23.8
Net change	9.0	19.6	(1.3)	27.3
Balance as of June 30, 2013	$223.9	$144.4	$66.3	$434.6

Index
	Investment Service
	Equity Actively Managed	Equity Passively Managed(1)	Fixed Income Actively Managed - Taxable	Fixed Income Actively Managed - Tax- Exempt	Fixed Income Passively Managed(1)	Other(2)	Total
	(in billions)

Balance as of March 31, 2013	$98.8	$43.8	$226.0	$30.9	$8.3	$35.4	$443.2
Long-term flows:
Sales/new accounts	4.0	0.1	17.2	1.4	0.2	0.4	23.3
Redemptions/terminations	(5.7)	(0.4)	(13.4)	(1.2)	(0.2)	(0.2)	(21.1)
Cash flow/unreinvested dividends	(1.6)	0.3	(1.4)	(0.4)	0.1	1.0	(2.0)
Net long-term (outflows) inflows	(3.3)	—	2.4	(0.2)	0.1	1.2	0.2
Market appreciation (depreciation)	0.7	0.6	(9.0)	(0.8)	(0.2)	(0.1)	(8.8)
Net change	(2.6)	0.6	(6.6)	(1.0)	(0.1)	1.1	(8.6)
Balance as of June 30, 2013	$96.2	$44.4	$219.4	$29.9	$8.2	$36.5	$434.6

Balance as of December 31, 2012	$95.4	$40.3	$224.0	$30.8	$7.9	$31.6	$430.0
Long-term flows:
Sales/new accounts	8.3	1.0	31.3	3.0	0.5	2.9	47.0
Redemptions/terminations	(12.8)	(0.6)	(22.6)	(2.5)	(0.4)	(0.8)	(39.7)
Cash flow/unreinvested dividends	(2.3)	(0.2)	(3.0)	(0.7)	0.4	1.3	(4.5)
Net long-term (outflows) inflows	(6.8)	0.2	5.7	(0.2)	0.5	3.4	2.8
Market appreciation (depreciation)	7.6	3.9	(10.3)	(0.7)	(0.2)	1.5	1.8
Net change	0.8	4.1	(4.6)	(0.9)	0.3	4.9	4.6
Balance as of June 30, 2013	$96.2	$44.4	$219.4	$29.9	$8.2	$36.5	$434.6

Balance as of June 30, 2012	$107.4	$35.1	$197.1	$31.0	$5.3	$31.4	$407.3
Long-term flows:
Sales/new accounts	12.3	4.1	64.1	5.4	2.3	4.3	92.5
Redemptions/terminations	(34.3)	(1.6)	(37.5)	(4.8)	(0.4)	(1.5)	(80.1)
Cash flow/unreinvested dividends	(5.4)	0.3	(2.1)	(1.7)	1.3	(1.3)	(8.9)
Net long-term (outflows) inflows	(27.4)	2.8	24.5	(1.1)	3.2	1.5	3.5
Market appreciation (depreciation)	16.2	6.5	(2.2)	—	(0.3)	3.6	23.8
Net change	(11.2)	9.3	22.3	(1.1)	2.9	5.1	27.3
Balance as of June 30, 2013	$96.2	$44.4	$219.4	$29.9	$8.2	$36.5	$434.6

(1)	Includes index, enhanced index and factor-based strategies.
(2)	Includes asset allocation services and certain other alternative investments.

Index
Average assets under management by distribution channel and investment service were as follows:
	Three Months Ended				Six Months Ended
	6/30/13	6/30/12	$ Change	% Change	6/30/13	6/30/12	$ Change	% Change
	(in billions)
Distribution Channel:
Institutions	$227.8	$217.7	$10.1	4.6%	$225.2	$222.2	$3.0	1.4%
Retail	150.5	123.8	26.7	21.6	148.6	121.1	27.5	22.7
Private Client	67.6	69.6	(2.0)	(2.9)	67.2	70.3	(3.1)	(4.4)
Total	$445.9	$411.1	$34.8	8.5	$441.0	$413.6	$27.4	6.6

Investment Service:
Equity Actively Managed	$98.9	$114.4	$(15.5)	(13.6)%	$98.0	$120.2	$(22.2)	(18.5)%
Equity Passively Managed (1)	44.6	35.2	9.4	26.9	43.3	35.0	8.3	23.8
Fixed Income Actively Managed - Taxable	227.2	193.5	33.7	17.4	225.8	191.7	34.1	17.8
Fixed Income Actively Managed – Tax-exempt	30.7	30.9	(0.2)	(0.7)	30.8	30.8	—	—
Fixed Income Passively Managed(1)	8.3	5.3	3.0	55.8	8.2	5.1	3.1	59.2
Other (2)	36.2	31.8	4.4	13.9	34.9	30.8	4.1	13.4
Total	$445.9	$411.1	$34.8	8.5	$441.0	$413.6	$27.4	6.6

(1)	Includes index, enhance index and factor-based strategies.
(2)	Includes asset allocation services and certain other alternative investments.

Our Institutions channel second quarter average AUM of $227.8 billion increased by $10.1 billion, or 4.6%, compared to the second quarter of 2012, primarily due to our Institutional AUM increasing $9.0 billion, or 4.2%, over the last twelve months to $223.9 billion at June 30, 2013. The $9.0 billion increase in AUM was primarily due to $3.2 billion of net inflows (consisting of inflows of $18.2 billion in Fixed Income and $1.2 billion in Other, partially offset by outflows of $16.2 billion in Equity services) and market appreciation of $5.8 billion.

Our Retail channel second quarter average AUM of $150.5 billion increased by $26.7 billion, or 21.6%, compared to the second quarter of 2012, primarily due to our Retail AUM increasing $19.6 billion, or 15.7%, over the last twelve months to $144.4 billion at June 30, 2013. The $19.6 billion increase in AUM was primarily due to $7.4 billion of net inflows (consisting of inflows of $11.7 billion in Fixed Income and $0.2 billion in Other, partially offset by outflows of $4.5 billion in Equity services) and market appreciation of $12.2 billion. The increase in average AUM was $7.1 billion greater than the increase in period-end AUM over the past twelve months primarily because positive net flows through the first eleven months were offset by net outflows in June.

Our Private Client channel second quarter average AUM of $67.6 billion declined by $2.0 billion, or 2.9%, compared to the second quarter of 2012, primarily due to our Private Client AUM declining $1.3 billion, or 1.9%, over the last twelve months to $66.3 billion at June 30, 2013. The $1.3 billion decrease in AUM was primarily due to $7.1 billion of net outflows (consisting of outflows of $3.9 billion in Equity services and $3.3 billion in Fixed Income, partially offset by inflows of $0.1 billion in Other), partially offset by market appreciation of $5.8 billion.

On October 1, 2013, AXA is expected to complete the sale of one of its subsidiaries, MONY Life Insurance Company (“MONY”), to an unaffiliated third party. As of June 30, 2013, we manage approximately $8.2 billion of MONY assets. We expect to lose most of the assets as of the date of the closing of the sale. The loss of these assets will have an immaterial effect on our revenues as these are low-fee assets.

Index
Absolute investment composite returns, net of fees, and relative performance compared to benchmarks for certain representative Institutional (except as otherwise indicated) Equity and Fixed Income services were as follows:
	For the three months ended June 30, 2013	For the six months ended June 30, 2013

Global High Income (fixed income)
Absolute return	(2.0)%	0.9%
Relative return (vs. 33% Barclays High Yield, 33% JPM EMBI Global and 33% JPM GBI-EM)	2.7	5.3
Global Fixed Income (fixed income)
Absolute return	(3.8)	(6.3)
Relative return (vs. CITI WLD GV BD-USD/JPM GLBL BD)	(0.8)	(0.6)
Intermediate Municipal Bonds (fixed income) (Private Client composite)
Absolute return	(2.2)	(1.9)
Relative return (vs. Lipper Short/Int. Blended Muni Fund Avg)	(0.1)	(0.1)
U.S. Strategic Core Plus (fixed income)
Absolute return	(2.7)	(2.7)
Relative return (vs. Barclays U.S. Aggregate)	(0.4)	(0.2)
Emerging Market Debt (fixed income)
Absolute return	(6.4)	(8.3)
Relative return (vs. JPM EMBI Global/JPM EMBI)	(0.3)	(0.1)
Global Plus (fixed income)
Absolute return	(3.3)	(5.2)
Relative return (vs. Barclays Global Aggregate)	(0.5)	(0.3)
Emerging Markets Value
Absolute return	(11.7)	(15.3)
Relative return (vs. MSCI EM Index)	(3.6)	(5.7)
Global Value
Absolute return	2.6	11.3
Relative return (vs. MSCI World Index)	2.0	2.9
International Value
Absolute return	0.4	4.4
Relative return (vs. MSCI EAFE Index)	1.4	0.3
U.S. Small & Mid Cap Value
Absolute return	2.7	17.4
Relative return (vs. Russell 2500 Value Index)	1.2	2.3
U.S. Strategic Value
Absolute return	5.8	19.9
Relative return (vs. Russell 1000 Value Index)	2.6	4.0
U.S. Small Cap Growth
Absolute return	5.3	16.7
Relative return (vs. Russell 2000 Growth Index)	1.5	(0.7)
U.S. Large Cap Growth
Absolute return	1.4	10.7
Relative return (vs. Russell 1000 Growth Index)	(0.7)	(1.1)
U.S. Strategic Growth (Private Client composite)
Absolute return	1.5	10.5
Relative return (vs. S&P 500 Index)	(1.4)	(3.3)
Select U.S. Equity
Absolute return	3.6	14.7
Relative return (vs. S&P 500 Index)	0.7	0.9
International Style Blend – Developed
Absolute return	0.2	4.9
Relative return (vs. MSCI EAFE Index)	1.2	0.8

Index
Our Fixed Income services generally underperformed their benchmarks in the second quarter of 2013 as both rate and credit strategies experienced losses in a volatile market. These services are now modestly lagging their benchmarks for the year to date. Yields on U.S. Treasuries rose and the U.S. yield curve steepened in response to signals by the Federal Reserve that it would soon temper its aggressive bond-buying program. The Fed-induced sell-off prompted outflows from fixed income mutual funds, both in the U.S. and around the world. Corporate bond spreads widened as rates rose, leading to losses across most corporate subsectors. Overweights in intermediate U.S. bonds detracted from returns within our global and U.S. multisector portfolios, as did overweights to non-government sectors. Our Global High Income strategy benefited from an underweight in emerging market debt, a sector which lagged significantly as slowing growth in China and in other emerging economies hurt, and substantial fund redemptions began to unwind, several years of positive inflows to the sector. Within our dedicated emerging-market debt portfolios, security selection in Mexico and Turkey detracted from returns. An overweight to liquid medium-grade issuers detracted from relative returns within our U.S. municipal portfolios, offset somewhat by a positive contribution from maturity selection.

Performance of our major Equity services was still mixed, but improved, for the three-month and six-month periods ending June 30, 2013. Over this period, our U.S., International and Global value services outperformed their benchmarks, but Emerging Market Value services lagged. Our U.S. Large and Small Cap growth services also underperformed their benchmarks in the six-month period. We attribute this performance pattern to our services’ adherence to their core investment disciplines. Long-term value characteristics, such as inexpensive cash flows, have returned to favor in most of the world, but underperformed in emerging markets, while long-term growth characteristics mostly underperformed in the U.S. Our core research approach has not wavered; we continue to believe that staying true to our investment disciplines is in our clients’ best interests over the long term.

Consolidated Results of Operations

	Three Months Ended				Six Months Ended
	6/30/13	6/30/12	$ Change	% Change	6/30/13	6/30/12	$ Change	% Change
	(in millions, except per unit amounts)

Net revenues	$734.3	$642.1	$92.2	14.3%	$1,443.4	$1,324.0	$119.4	9.0%
Expenses	597.6	563.4	34.2	6.1	1,182.6	1,144.0	38.6	3.4
Operating income	136.7	78.7	58.0	73.5	260.8	180.0	80.8	44.9
Income taxes	9.6	5.8	3.8	63.8	20.7	12.5	8.2	65.3
Net income	127.1	72.9	54.2	74.3	240.1	167.5	72.6	43.4
Net (loss) income of consolidated entities attributable to non-controlling interests	6.4	(1.3)	7.7	n/m	4.9	6.0	(1.1)	(18.3)
Net income attributable to AllianceBernstein Unitholders	$120.7	$74.2	$46.5	62.7	$235.2	$161.5	$73.7	45.7

Diluted net income per AllianceBernstein Unit	$0.43	$0.26	$0.17	65.4	$0.83	$0.58	$0.25	43.1

Distributions per AllianceBernstein Unit	$0.44	$0.26	$0.18	69.2	$0.85	$0.57	$0.28	49.1
Operating margin (1)	17.7%	12.5%			17.7%	13.1%

(1)	Operating income excluding net (loss) income attributable to non-controlling interests as a percentage of net revenues.

Net income attributable to AllianceBernstein Unitholders for the three months ended June 30, 2013 increased $46.5 million, or 62.7%, from the three months ended June 30, 2012. The increase was primarily due to (in millions):

Higher base advisory fees	$33.5
Lower office and related expenses (excluding real estate)	14.3
Higher Bernstein research services revenues	11.8
Higher long-term incentive compensation investment gains	8.5
Lower professional fees	6.7
Lower real estate charges	4.9
Higher employee compensation and benefits	(33.7)
Other	0.5
$46.5

Index
Net income attributable to AllianceBernstein Unitholders for the six months ended June 30, 2013 increased $73.7 million, or 45.7%, from the six months ended June 30, 2012. The increase was primarily due to (in millions):

Higher base advisory fees	$52.7
Lower office and related expenses (excluding real estate)	31.1
Higher Bernstein research services revenues	15.1
Lower real estate charges	13.5
Higher employee compensation and benefits	(32.3)
Higher other promotion and servicing	(5.8)
Other	(0.6)
$73.7

Real Estate Charges

As we discuss in Note 5, during the first six months of 2013, we recorded real estate charges of $2.6 million, composed of $2.5 million resulting from a change in estimates relating to previously recorded real estate charges ($2.2 million related to the 2010 and 2012 charges and $0.3 million related to other real estate charges) and $0.1 million relating to the write-off of leasehold improvements, furniture and equipment.

We may record charges for additional changes in estimates during the second half of this year as we approach the end of assumed marketing periods on floors written-off during 2012 and we compare current sublease market conditions to those assumed in our initial write-offs and adjust accordingly. At this juncture, we still anticipate cumulative write-offs in our previously announced range of $225 million to $250 million related to our global real estate consolidation program launched in the third quarter of 2012, which targets the sublease of approximately 510,000 square feet of office space.

Also, we may incur a few additional real estate write-offs as we continue to search for opportunities to further consolidate our office footprint and vacate floors in addition to the approximately 510,000 square feet under our previously announced global real estate consolidation program.

Units Outstanding

During the second quarter and first six months of 2013, we purchased 0.3 million and 1.3 million Holding Units for $7.4 million and $27.0 million, respectively (on a trade date basis). These amounts reflect open-market purchases of 0.3 million and 1.1 million Holding Units for $7.2 million and $23.2 million, respectively, with the remainder relating to purchases of Holding Units from employees to allow them to fulfill statutory tax withholding requirements at the time of distribution of long-term incentive compensation awards, offset by Holding Units purchased by employees as part of a distribution reinvestment election.

Since the third quarter of 2011, we have implemented plans each quarter to repurchase Holding Units pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (“Exchange Act”). A Rule 10b5-1 plan allows a company to repurchase its shares at times when it otherwise might be prevented from doing so because of self-imposed trading blackout periods and because it possesses material non-public information. Each broker we select has the authority under the terms and limitations specified in the plan to repurchase Holding Units on our behalf in accordance with the terms of the plan. Repurchases are subject to SEC regulations as well as certain price, market volume and timing constraints specified in the plan. The plan adopted during the second quarter of 2013 expired at the close of business on July 30, 2013. We may adopt additional Rule 10b5-1 plans in the future to engage in open-market purchases of Holding Units to help fund anticipated obligations under our incentive compensation award program and for other corporate purposes.

We granted to employees and Eligible Directors 6.8 million restricted Holding Unit awards (including 6.5 million granted in January 2013 for 2012 year-end awards) during the first six months of 2013. To fund these awards, we allocated previously repurchased Holding Units that had been held in AllianceBernstein’s consolidated rabbi trust. There were approximately 13.1 million unallocated Holding Units remaining in the consolidated rabbi trust as of June 30, 2013.

Effective July 1, 2013, management of AllianceBernstein and Holding retired all unallocated Holding Units in AllianceBernstein’s consolidated rabbi trust. To retire such units, AllianceBernstein delivered the unallocated Holding Units held in its consolidated rabbi trust to Holding in exchange for the same amount of AllianceBernstein units. Each entity then retired their respective units. As a result, on July 1, 2013, each of AllianceBernstein’s and Holding’s units outstanding decreased by approximately 13.1 million units. AllianceBernstein and Holding intend to retire additional units as AllianceBernstein purchases Holding Units on the open market. Holding will then newly issue Holding Units to fund AllianceBernstein’s restricted Holding Unit awards in exchange for newly-issued AllianceBernstein units.

Generally, when a corporate entity repurchases its shares, they no longer are deemed outstanding. Because of our two-tier partnership structure, Holding Units purchased by AllianceBernstein and held in its consolidated rabbi trust are considered outstanding (unlike repurchased shares of a single corporate entity). Accordingly, management’s decision to retire repurchased Holding Units rather than allowing them to remain outstanding in the rabbi trust more closely aligns the effect of our Holding Unit purchases with that of corporate entities that repurchase their shares.

Assuming constant net income, retirement of units outstanding will have a favorable impact on earnings per unit, and the issuance of new units will have a negative impact on earnings per unit. This July 2013 event had no impact on our second quarter 2013 earnings per unit.

During the first six months of 2013, Holding issued 778,739 Holding Units upon exercise of options to buy Holding Units. Holding used the proceeds of $13.3 million to purchase the equivalent number of newly-issued AllianceBernstein Units.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)

Net revenues, GAAP basis	$734,275	$642,163	$1,443,397	$1,323,972
Exclude:
Long-term incentive compensation-related investment (gains) losses	(818)	7,619	(6,847)	(7,951)
Long-term incentive compensation-related dividends and interest	(196)	(344)	(465)	(724)
90% of consolidated venture capital fund investment (gains) losses	(6,602)	907	(5,382)	(6,779)
Distribution-related payments	(111,386)	(86,120)	(220,666)	(165,989)
Amortization of deferred sales commissions	(10,325)	(10,171)	(21,399)	(18,438)
Pass-through fees and expenses	(7,022)	(7,917)	(13,890)	(15,655)
Adjusted net revenues	$597,926	$546,137	$1,174,748	$1,108,436

Operating income, GAAP basis	$136,654	$78,747	$260,852	$179,992
Exclude:
Long-term incentive compensation-related investment (gains) losses	(818)	7,619	(6,847)	(7,951)
Long-term incentive compensation-related dividends and interest	(196)	(344)	(465)	(724)
Long-term incentive compensation-related mark-to-market vesting expense (credit)	408	(7,030)	6,013	6,979
Long-term incentive compensation-related dividends and interest expense	928	711	1,650	863
Net impact of long-term incentive compensation-related items	322	956	351	(833)
Real estate charges	1,935	6,787	2,573	16,056
Sub-total of non-GAAP adjustments	2,257	7,743	2,924	15,223
Less: Net income (loss) of consolidated entities attributable to non-controlling interests	6,376	(1,276)	4,891	5,988
Adjusted operating income	$132,535	$87,766	$258,885	$189,227
Adjusted operating margin	22.2%	16.1%	22.0%	17.1%

Adjusted operating income for the three months ended June 30, 2013 increased $44.8 million, or 51.0%, from the three months ended June 30, 2012, primarily as a result of higher investment advisory base fees of $34.9 million, higher Bernstein research services revenues of $11.8 million and lower general and administrative expenses (excluding real estate charges) of $23.5 million, offset by higher employee compensation expense (excluding the impact of long-term incentive compensation-related items) of $26.0 million. For the six months ended June 30, 2013 adjusted operating income increased $69.7 million, or 36.8%, from the six months ended June 30, 2012, primarily as a result of higher investment advisory base fees of $55.5 million, higher Bernstein research services revenues of $15.1 million and lower general and administrative expenses (excluding real estate charges) of $41.7 million, offset by higher employee compensation expense (excluding the impact of long-term incentive compensation-related items) of $32.5 million, lower net distribution revenues of $6.2 million and higher other promotion and servicing expenses of $4.8 million.

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

Index
Net Revenues

The following table summarizes the components of net revenues:

	Three Months Ended				Six Months Ended
	6/30/13	6/30/12	$ Change	% Change	6/30/13	6/30/12	$ Change	% Change
	(in millions)
Investment advisory and services fees:
Institutions:
Base fees	$100.4	$106.5	$(6.1)	(5.7)%	$201.8	$223.7	$(21.9)	(9.8)%
Performance-based fees	3.6	3.7	(0.1)	(3.8)	6.2	8.1	(1.9)	(23.6)
	104.0	110.2	(6.2)	(5.6)	208.0	231.8	(23.8)	(10.2)
Retail:
Base fees	208.6	166.0	42.6	25.7	408.9	323.0	85.9	26.6
Performance-based fees	1.7	—	1.7	n/m	2.5	—	2.5	n/m
	210.3	166.0	44.3	26.7	411.4	323.0	88.4	27.3
Private Client:
Base fees	144.6	147.6	(3.0)	(2.1)	283.2	294.5	(11.3)	(3.8)
Performance-based fees	0.2	0.1	0.1	177.7	0.3	0.1	0.2	284.2
	144.8	147.7	(2.9)	(2.0)	283.5	294.6	(11.1)	(3.7)
Total:
Base fees	453.6	420.1	33.5	8.0	893.9	841.2	52.7	6.3
Performance-based fees	5.5	3.8	1.7	43.0	9.0	8.2	0.8	9.0
	459.1	423.9	35.2	8.3	902.9	849.4	53.5	6.3

Bernstein research services	114.8	103.0	11.8	11.4	224.5	209.4	15.1	7.2
Distribution revenues	120.8	97.1	23.7	24.3	239.5	188.1	51.4	27.3
Dividend and interest income	4.5	5.0	(0.5)	(9.0)	9.0	9.4	(0.4)	(4.3)
Investment gains (losses)	8.4	(10.9)	19.3	n/m	15.3	20.1	(4.8)	(23.9)
Other revenues	27.4	24.8	2.6	10.5	53.7	49.1	4.6	9.4
Total revenues	735.0	642.9	92.1	14.3	1,444.9	1,325.5	119.4	9.0
Less: interest expense	0.7	0.8	(0.1)	(17.5)	1.5	1.5	—	—
Net revenues	$734.3	$642.1	$92.2	14.3	$1,443.4	$1,324.0	$119.4	9.0

Investment Advisory and Services Fees

Investment advisory and services fees are the largest component of our revenues. These fees generally are calculated as a percentage of the value of AUM as of a specified date, or as a percentage of the value of average AUM for the applicable billing period, and vary with the type of investment service, the size of account and the total amount of assets we manage for a particular client. Accordingly, fee income generally increases or decreases as AUM increase or decrease and is therefore affected by market appreciation or depreciation, the addition of new client accounts or client contributions of additional assets to existing accounts, withdrawals of assets from and termination of client accounts, purchases and redemptions of mutual fund shares, shifts of assets between accounts or products with different fee structures, and acquisitions. Our average basis points realized (investment advisory fees divided by average AUM) generally approximate 50 to 70 basis points for actively managed equity services, 25 to 45 basis points for actively managed fixed income services and 5 to 20 basis points for passively managed services. As such, a shift of client assets from active equity services toward fixed income services and/or other services results in a decline in revenues just as a shift of assets toward active equity services would increase revenues.

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

Index
The Valuation Committee, which is composed of senior officers and employees, is responsible for overseeing the pricing and valuation of all investments held in client and AllianceBernstein portfolios. The Valuation Committee has adopted a Statement of Pricing Policies describing principles and policies that apply to pricing and valuing investments held in these portfolios. We also have a Pricing Group, which reports to the Valuation Committee, and is responsible for overseeing the pricing process for all investments.
We sometimes charge our clients performance-based fees. In these situations, we charge a base advisory fee and are eligible to earn an additional performance-based fee or incentive allocation that is calculated as either a percentage of absolute investment results or a percentage of investment results in excess of a stated benchmark over a specified period of time. Some performance-based fees include a high-watermark provision, which generally provides that if a client account underperforms relative to its performance target (whether absolute or relative to a specified benchmark), it must gain back such underperformance before we can collect future performance-based fees. Therefore, if we fail to achieve our performance target for a particular period, we will not earn a performance-based fee for that period and, for accounts with a high-watermark provision, our ability to earn future performance-based fees will be impaired. We are eligible to earn performance-based fees on approximately 9% of the assets we manage for institutional clients and approximately 3% of the assets we manage for private clients (in total, approximately 5% of our company-wide AUM). A majority of our hedge fund AUM is subject to high watermarks and a significant majority of this AUM is below the high watermarks. Accordingly, it is very unlikely we will earn performance-based fees on these hedge funds in 2013. If the percentage of our AUM subject to performance-based fees grows, seasonality and volatility of revenues and earnings are likely to become more significant.

For the three months ended June 30, 2013, our investment advisory and services fees increased by $35.2 million, or 8.3%, from the second quarter of 2012, due to a $33.5 million, or 8.0%, increase in base fees, which primarily resulted from an 8.5% increase in average AUM. For the six months ended June 30, 2013, our investment advisory and services fees increased by $53.5 million, or 6.3%, from six months ended June 30, 2012, due to a $52.7 million, or 6.3%, increase in base fees, which primarily resulted from a 6.6% increase in average AUM. In the case of both periods, the increase in base fees was less than the increase in average AUM primarily due to the continued shift in product mix from actively managed equity services to actively managed fixed income services, which generally have lower fees as compared to actively managed equity services.

Institutional investment advisory and services fees for the three months ended June 30, 2013 decreased by $6.2 million, or 5.6%, from the three months ended June 30, 2012, primarily due to a continued significant shift in product mix from actively managed equity services to actively managed fixed income services. Average AUM for actively managed equity services for the quarter ended June 30, 2013 decreased 34.1% while average AUM for actively managed fixed income services increased 13.4%. Institutional investment advisory and services fees for the six months ended June 30, 2013 decreased by $23.8 million, or 10.2%, from the six months ended June 30, 2012, primarily due to a continued significant shift in product mix from actively managed equity services to actively managed fixed income services. Average AUM for actively managed equity services for the six months ended June 30, 2013 decreased 39.4% while average AUM for actively managed fixed income services increased 12.0%.

Retail investment advisory and services fees for the three months ended June 30, 2013 increased by $44.3 million, or 26.7%, from the three months ended June 30, 2012, primarily due to a 21.6% increase in average AUM. The increase in fees reflects higher fees from non-U.S. fixed income mutual funds of $31.9 million and higher fees from U.S. mutual funds of $5.1 million. Retail investment advisory and services fees for the six months ended June 30, 2013 increased by $88.4 million, or 27.3%, from the six months ended June 30, 2012, primarily due to a 22.7% increase in average AUM. The increase in fees reflects higher fees from non-U.S. fixed income mutual funds of $69.7 million and higher fees from U.S. mutual funds of $8.9 million.

Private client investment advisory and services fees for the three months ended June 30, 2013 decreased by $2.9 million, or 2.0%, from the three months ended June 30, 2012, primarily as a result of a decline in average billable AUM of 4.8%. Private client investment advisory and services fees for the six months ended June 30, 2013 decreased by $11.1 million, or 3.7%, from the six months ended June 30, 2012, primarily as a result of a decline in average billable AUM of 5.2%. In the case of both periods, the decrease in fees was less than the decrease in billable AUM reflecting the impact of an asset mix shift from fixed income services to actively managed equities services and other (principally alternatives) services.

Bernstein Research Services

Bernstein Research Services revenue consists principally of equity commissions received for providing equity research and brokerage-related services to institutional investors.

Revenues from Bernstein Research Services for the three and six months ended June 30, 2013 increased $11.8 million, or 11.4%, and $15.1 million, or 7.2%, respectively, compared to the corresponding periods in 2012. The increases were the result of strong growth in Europe and Asia.

Index
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

Distribution revenues for the three and six months ended June 30, 2013 increased $23.7 million, or 24.3%, and $51.4 million, or 27.3%, respectively, compared to the corresponding periods in 2012, while the corresponding average AUM of these mutual funds grew 24.2% and 27.3%, respectively.

Dividend and Interest Income and Interest Expense

Dividend and interest income consists primarily of investment income and interest earned on customer margin balances and U.S. Treasury Bills. Interest expense principally reflects interest accrued on cash balances in customers’ brokerage accounts. Dividend and interest income, net of interest expense, for the three and six months ended June 30, 2013 were essentially flat compared to the corresponding periods in 2012.

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

Investment gains (losses) are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in millions)
Long-term incentive compensation-related investments
Realized gains (losses)	$0.8	$0.6	$1.3	$(0.8)
Unrealized gains (losses)	0.1	(8.2)	5.6	8.8
Consolidated private equity fund investments
Realized gains (losses)	(10.7)	5.0	(12.2)	6.5
Unrealized gains (losses)	18.1	(6.0)	18.1	1.0
Seed capital investments
Realized gains (losses)	1.2	12.6	(7.8)	(6.9)
Unrealized gains (losses)	0.6	(13.2)	13.6	15.9
Brokerage-related investments
Realized gains (losses)	(3.0)	(1.8)	(6.3)	(4.3)
Unrealized gains (losses)	1.3	0.1	3.0	(0.1)
	$8.4	$(10.9)	$15.3	$20.1

Realized gains or losses on long-term incentive compensation-related investments typically occur in December of each year, as well as during the first quarter, as award tranches become distributable and related investments are sold to provide cash for payments to employees. The unrealized gains for the six months ended June 30, 2013 and 2012 reflect the favorable financial markets during the first quarter in each year.

Our consolidated private equity fund incurred realized losses of $10.7 million and $12.2 million during the three and six months ended June 30, 2013, respectively, as a result of sales of both publicly-traded securities and non-public investments. The fund had realized gains of $5.0 million and $6.5 million during the three and six months ended June 30, 2012, respectively, primarily due to sales of publicly-traded securities. Our consolidated private equity fund had unrealized gains of $18.1 million during the three and six months ended June 30, 2013 as a result of higher prices of publicly-traded securities and fair values of non-public investments, while the fund incurred unrealized losses of $6.0 million during the three months ended June 30, 2012, primarily due to lower prices of public securities.

Our seed capital investments incurred realized losses of $7.8 million and $6.9 million during the six months ended June 30, 2013 and 2012, respectively, due to the losses incurred on the derivatives we use to economically hedge our seed capital investments exceeding the gains realized on the sales of the seed capital investments.  The unrealized gain of $13.6 million during the six months ended June 30, 2013 primarily reflects derivative mark-to-market gains, while the unrealized gain of $15.9 million during the six months ended June 30, 2013 primarily reflects seed capital investment mark-to-market gains, slightly offset by derivative mark-to-market losses.

Index
Other Revenues

Other revenues consist of fees earned for transfer agency services provided to company-sponsored mutual funds, fees earned for administration and recordkeeping services provided to company-sponsored mutual funds and the general accounts of AXA and its subsidiaries, and other miscellaneous revenues. Other revenues for the three and six months ended June 30, 2013 increased $2.6 million, or 10.5%, and $4.6 million, or 9.4%, respectively, from the corresponding periods in 2012, primarily due to higher shareholder servicing fees.

Expenses

The following table summarizes the components of expenses :

	Three Months Ended				Six Months Ended
	6/30/13	6/30/12	$ Change	% Change	6/30/13	6/30/12	$ Change	% Change
	(in millions)

Employee compensation and benefits	$306.5	$272.8	$33.7	12.3%	$607.7	$575.4	$32.3	5.6%
Promotion and servicing:
Distribution-related payments	111.4	86.1	25.3	29.3	220.7	166.0	54.7	32.9
Amortization of deferred sales commissions	10.3	10.2	0.1	1.5	21.4	18.4	3.0	16.1
Other	56.3	51.8	4.5	8.8	107.3	101.5	5.8	5.7
	178.0	148.1	29.9	20.2	349.4	285.9	63.5	22.2
General and administrative:
General and administrative	104.5	129.3	(24.8)	(19.2)	209.8	254.2	(44.4)	(17.5)
Real estate charges	1.9	6.8	(4.9)	(71.5)	2.6	16.1	(13.5)	(84.0)
	106.4	136.1	(29.7)	(21.8)	212.4	270.3	(57.9)	(21.4)
Interest	0.8	0.9	(0.1)	(11.1)	1.8	1.7	0.1	3.0
Amortization of intangible assets	5.9	5.5	0.4	6.5	11.3	10.7	0.6	6.1
Total	$597.6	$563.4	$34.2	6.1	$1,182.6	$1,144.0	$38.6	3.4

Employee Compensation and Benefits

We had 3,269 full-time employees at June 30, 2013 compared to 3,385 at June 30, 2012. Employee compensation and benefits consist of salaries (including severance), annual short-term incentive compensation awards (cash bonuses), annual long-term incentive compensation awards, commissions, fringe benefits and other employment costs (including recruitment, training, temporary help and meals).

Compensation expense as a percentage of net revenues was 41.7% and 42.5% for the three months ended June 30, 2013 and 2012, respectively. For the six months ended June 30, 2013 and 2012, compensation expense as a percentage of net revenues was 42.1% and 43.5%, respectively. Compensation expense generally is determined on a discretionary basis and is primarily a function of our firm’s financial performance. Amounts are awarded to help us achieve our key compensation goals of attracting, motivating and retaining top talent, by providing awards for the past year’s performance and providing incentives for future performance, while also helping ensure that our firm’s unitholders receive an appropriate return on their investment. Senior management, with the approval of the Compensation Committee of the Board of Directors of AllianceBernstein Corporation (“Compensation Committee”), confirmed that the appropriate metric to consider in determining the amount of incentive compensation is the ratio of adjusted employee compensation and benefits expense to adjusted net revenues. Adjusted net revenues used in the adjusted compensation ratio are the same as the adjusted net revenues presented as a non-GAAP measure (discussed earlier in this MD&A). Adjusted employee compensation and benefits expense is total employee compensation and benefits expense minus other employment costs such as recruitment, training, temporary help and meals, and excludes the impact of mark-to-market vesting expense, as well as dividends and interest expense, associated with employee long-term incentive compensation-related investments. Senior management, with the approval of the Compensation Committee, also established as an objective that adjusted employee compensation and benefits expense generally should not exceed 50% of our adjusted net revenues except in unexpected or unusual circumstances. Our ratios of adjusted compensation expense to adjusted revenues were 50.0% for both the three and six months ended June 30, 2013 and 2012.
For the three months ended June 30, 2013, employee compensation and benefits expense increased $33.7 million, or 12.3%, primarily due to the net impact of higher adjusted revenues of $25.9 million and higher deferred compensation mark-to-market expense of $7.4 million, which is the result of mark-to-market gains in 2013 compared to mark-to-market losses during 2012. For the six months ended June 30, 2013, employee compensation and benefits expense increased $32.3 million, or 5.6%, primarily due to the net impact of higher adjusted revenues of $33.1 million, partially offset by lower deferred compensation mark-to-market expense of $1.0 million.

Index
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

Promotion and servicing expenses increased $29.9 million, or 20.2%, during the three months ended June 30, 2013. The increase was the result of higher distribution-related payments of $25.3 million, higher trade execution and clearing costs of $1.9 million, higher transfer fees of $1.2 million and higher travel and entertainment costs of $0.8 million. During the six months ended June 30, 2013, promotion and servicing expenses increased $63.5 million, or 22.2%. The increase was the result of higher distribution-related payments of $54.7 million, higher trade execution and clearing costs of $3.2 million, higher amortization of deferred sales commissions of $3.0 million, higher transfer fees of $1.8 million and higher marketing costs of $1.2 million.

General and Administrative

General and administrative expenses include technology, professional fees, occupancy, communications and similar expenses. General and administrative expenses as a percentage of net revenues were 14.5% (14.2% excluding real estate charges) and 21.2% (20.1% excluding real estate charges) for the three months ended June 30, 2013 and 2012, respectively. General and administrative expenses decreased $29.7 million, or 21.8%, during the second quarter of 2013 compared to the same period in 2012, primarily due to lower office and related expenses of $14.3 million (excluding real estate charges), lower professional fees of $6.7 million, lower real estate charges of $4.9 million and lower portfolio services expenses of $2.7 million. For the six months ended June 30, 2013 and 2012, general and administrative expenses as a percentage of net revenues were 14.7% (14.5% excluding real estate charges) and 20.4% (19.2% excluding real estate charges), respectively. General and administrative expenses decreased $57.9 million, or 21.4%, during the first six months of 2013 compared to the corresponding period in 2012, primarily due to lower office and related expenses of $31.1 million (excluding real estate charges), lower real estate charges of $13.5 million, lower professional fees of $8.5 million, and lower portfolio services expenses of $5.7 million .

Income Taxes

AllianceBernstein, a private limited partnership, is not subject to federal or state corporate income taxes, but is subject to a 4.0% New York City unincorporated business tax (“UBT”). Our domestic corporate subsidiaries are subject to federal, state and local income taxes, and are generally included in the filing of a consolidated federal income tax return. Separate state and local income tax returns are also filed. Foreign corporate subsidiaries generally are subject to taxes in the jurisdictions where they are located.

Income tax expense for the three months ended June 30, 2013 increased $3.8 million from the three months ended June 30, 2012. The increase primarily is due to higher pre-tax earnings, offset by a lower effective tax rate in the current year quarter of 7.0% compared to 7.4% in the comparable prior year quarter. Income tax expense for the six months ended June 30, 2013 increased $8.2 million from the six months ended June 30, 2012. The increase is primarily due to higher pre-tax earnings and a higher effective tax rate in the current year of 7.9% compared to 7.0% in the prior year. The increase in the effective tax rate primarily is due to higher foreign earnings (which have higher effective tax rates) and payments relating to foreign lease assignments which are not deductible for foreign taxes.

Net Income (Loss) of Consolidated Entities Attributable to Non-Controlling Interests

Net income (loss) of consolidated entities attributable to non-controlling interests consists of limited partner interests owned by other investors representing 90% of the total limited partner interests in our consolidated venture capital fund. During the second quarter of 2013, we had $6.4 million of net income of consolidated entities attributable to non-controlling interests, due primarily to a $7.4 million net investment gain attributable to our consolidated venture capital fund (of which 90% belongs to non-controlling interests) and management fees of $0.2 million. During the first six months of 2013, we had $4.9 million of net income of consolidated entities attributable to non-controlling interests, primarily due to a $5.9 million net investment gain attributable to our consolidated venture capital fund and management fees of $0.5 million.

Index
CAPITAL RESOURCES AND LIQUIDITY
During the first six months of 2013, net cash provided by operating activities was $110.7 million, compared to $240.5 million during the corresponding 2012 period. The change was primarily due to a higher decrease in broker-dealer related payables (net of receivables and segregated U.S. Treasury Bills activity) of $266.3 million, partially offset by higher cash provided by net income of $54.3 million, lower net deferred sales commissions paid of $51.7 million and lower net purchases of investments of $15.2 million, reflecting a reduction in seed capital investments, partially offset by higher purchases of broker-dealer related investments and lower proceeds from deferred compensation-related redemptions.

During the first six months of 2013, net cash used in investing activities was $8.5 million, compared to $7.9 million during the corresponding 2012 period, reflecting higher net purchases of furniture, equipment and leasehold improvements in the current period.

During the first six months of 2013, net cash used in financing activities was $146.2 million, compared to $390.3 million during the corresponding 2012 period. The change reflects the net issuance of commercial paper of $22.3 million during 2013 versus the net repayment of commercial paper of $169.7 million during 2012, lower purchases of Holding Units of $68.2 million and an increase in overdrafts payable of $37.0 million, partially offset by higher distributions to the General Partner and unitholders of $86.6 million as a result of higher earnings (distributions on earnings are paid one quarter in arrears).

As of June 30, 2013, AllianceBernstein had $571.3 million of cash and cash equivalents, all of which is available for liquidity, but is comprised primarily of cash on deposit for our broker dealers to comply with various customer clearing activities and cash held by foreign entities for which a permanent investment election for U.S. tax purposes is taken. If the cash held at our foreign subsidiaries of $378.0 million, which includes cash on deposit for our foreign broker dealers, was to be repatriated to the U.S., we would be required to accrue and pay U.S. income taxes on these funds, based on the unremitted amount. Our current intent is to permanently reinvest these earnings outside the U.S.

Debt and Credit Facilities

As of June 30, 2013 and December 31, 2012, AllianceBernstein had $346.3 million and $323.2 million, respectively, in commercial paper outstanding with weighted average interest rates of approximately 0.3% and 0.5%, respectively. The commercial paper is short term in nature, and as such, recorded value is estimated to approximate fair value. Average daily borrowings of commercial paper during the first six months of 2013 and the full year 2012 were $405.3 million and $404.9 million, respectively, with weighted average interest rates of approximately 0.4% for both periods.

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

As of June 30, 2013 and December 31, 2012, we had no amounts outstanding under the Credit Facility. During the first six months of 2013 and the full year 2012, we did not draw upon the Credit Facility.

Index
In addition, SCB LLC has five uncommitted lines of credit with four financial institutions. Two of these lines of credit permit us to borrow up to an aggregate of approximately $200.0 million, with AllianceBernstein named as an additional borrower, while three lines have no stated limit. As of June 30, 2013 and December 31, 2012, we had no bank loans outstanding. Average daily borrowings of bank loans during the first six months of 2013 and full year 2012 were $8.4 million and $18.1 million, respectively, with weighted average interest rates of approximately 1.0% and 1.3%, respectively.

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

During 2009, we entered into a subscription agreement under which we committed to invest up to $35 million, as amended in 2011, in a venture capital fund over a six-year period. As of June 30, 2013, we had funded $22.8 million of this commitment.

During 2010, as general partner of AllianceBernstein U.S. Real Estate L.P. (the “Real Estate Fund”), we committed to invest $25 million in the Real Estate Fund. As of June 30, 2013, we had funded $8.7 million of this commitment.

During 2012, we entered into an investment agreement under which we committed to invest up to $8 million in an oil and gas fund over a three-year period. As of June 30, 2013, we had funded $7.9 million of this commitment.

See Note 12 for discussion of contingencies.

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

CAUTIONS REGARDING FORWARD-LOOKING STATEMENTS

Certain statements provided by management in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. The most significant of these factors include, but are not limited to, the following: the performance of financial markets, the investment performance of sponsored investment products and separately-managed accounts, general economic conditions, industry trends, future acquisitions, competitive conditions and government regulations, including changes in tax regulations and rates and the manner in which the earnings of publicly-traded partnerships are taxed. We caution readers to carefully consider such factors. Further, such forward-looking statements speak only as of the date on which such statements are made; we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. For further information regarding these forward-looking statements and the factors that could cause actual results to differ, see “Risk Factors” in Part I, Item 1A of our Form 10-K for the year ended December 31, 2012 and Part II, Item 1A in this Form 10-Q. Any or all of the forward-looking statements that we make in our Form 10-K, this Form 10-Q, other documents we file with or furnish to the SEC, and any other public statements we issue, may turn out to be wrong. It is important to remember that other factors besides those listed in “Risk Factors” and those listed below could also adversely affect our revenues, financial condition, results of operations and business prospects.

The forward-looking statements referred to in the preceding paragraph, most of which directly affect AllianceBernstein but also affect Holding because Holding’s principal source of income and cash flow is attributable to its investment in AllianceBernstein, include statements regarding:

•	Our belief that the cash flow Holding realizes from its investment in AllianceBernstein will provide Holding with the resources necessary to meet its financial obligations: Holding’s cash flow is dependent on the quarterly cash distributions it receives from AllianceBernstein. Accordingly, Holding’s ability to meet its financial obligations is dependent on AllianceBernstein’s cash flow from its operations, which is subject to the performance of the capital markets and other factors beyond our control.

•	Our financial condition and ability to issue public and private debt providing adequate liquidity for our general business needs: Our financial condition is dependent on our cash flow from operations, which is subject to the performance of the capital markets, our ability to maintain and grow client assets under management and other factors beyond our control. Our ability to issue public and private debt on reasonable terms, as well as the market for such debt or equity, may be limited by adverse market conditions, our firm’s long-term credit ratings, our profitability and changes in government regulations, including tax rates and interest rates.

Index
•	The outcome of litigation: Litigation is inherently unpredictable, and excessive damage awards do occur. Though we have stated that we do not expect certain legal proceedings to have a material adverse effect on our results of operations, financial condition or liquidity, any settlement or judgment with respect to a legal proceeding could be significant, and could have such an effect.

•	The possibility that we will engage in open market purchases of Holding Units to help fund anticipated obligations under our incentive compensation award program: The number of Holding Units AllianceBernstein may decide to buy in future periods, if any, to help fund incentive compensation awards is dependent upon various factors, some of which are beyond our control, including the fluctuation in the price of a Holding Unit (NYSE: AB) and the availability of cash to make these purchases.

•	Our determination that adjusted employee compensation expense should not exceed 50% of our adjusted revenues: Aggregate employee compensation reflects employee performance and competitive compensation levels. Fluctuations in our revenues and/or changes in competitive compensation levels could result in adjusted employee compensation expense being higher than 50% of our adjusted revenues.

•
Our anticipation that cumulative write-offs relating to our global real estate consolidation program targeting approximately 510,000 square feet of office space will remain in our previously announced range of $225 million to $250 million: Any charges we record are based on our current assumptions regarding sublease marketing periods, costs to prepare the properties to market, market rental rates, broker commissions and subtenant allowances/incentives, all of which are factors largely beyond our control.  If our assumptions prove to be incorrect, we may be forced to record additional charges beyond our previously announced range of $225 million to $250 million.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to AllianceBernstein’s market risk for the quarter ended June 30, 2013.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the second quarter of 2013 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index
Part II

OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 12 to the condensed financial statements contained in Part I, Item 1.

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

The following table provides information relating to any AllianceBernstein Units bought by AllianceBernstein in the quarter covered by this report:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of AllianceBernstein Units Purchased	(b) Average Price Paid Per AllianceBernstein Unit, net of Commissions	(c) Total Number of AllianceBernstein Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of AllianceBernstein Units that May Yet Be Purchased Under the Plans or Programs
4/1/13 - 4/30/13	—	$—	—	—
5/1/13 - 5/31/13	—	—	—	—
6/1/13 - 6/30/13(1)	4,447	24.83	—	—
Total	4,447	$24.83	—	—

(1)	During June 2013, we purchased 4,447 AllianceBernstein Units in private transactions.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Index

Item 5.	Other Information

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

AXA has reported to us that two insurance policies underwritten by one of AXA’s European insurance subsidiaries, AXA France IARD, that were in-force during the second quarter of 2013 potentially come within the scope of the disclosure requirements of the Iran Act. Each of these insurance policies relates to property and casualty insurance (homeowners, auto, accident, liability and/or fraud policies) covering property located in France where the insured is a company or other entity that may have direct or indirect ties to the Government of Iran, including Iranian entities designated under Executive Orders 13224 and 13382.  AXA France IARD is a French company, based in Paris, which is licensed to operate in France.  The annual aggregate revenue AXA derives from these two policies is approximately $10,000 and the related net profit, which is difficult to calculate with precision, is estimated to be $5,000.

Following additional diligence, AXA France IARD has identified eight additional insurance policies that were originally written during 2010 and 2011 that remained in effect during the second quarter of 2013 and may require reporting. These eight policies involve auto or property insurance provided to the Iranian delegation to the United Nations Educational, Scientific and Cultural Organization in Paris.  The annual aggregate revenue AXA derives from all eight policies is approximately $8,000 and the related net profit, which is difficult to calculate with precision, is estimated to be $4,000.

Lastly, AXA has informed us that, during the second quarter of 2013, AXA Konzern AG, an AXA European insurance subsidiary, provided property insurance to MCS International GMBH (“MCS”).  MCS was listed as a designated SDN by the Office of Foreign Assets Control during the second quarter of 2013, after the insurance policy had been completed.  The premium received by AXA in respect of this insurance policy is approximately $15,000 and the related net profit, which is difficult to calculate with precision, is estimated to be $8,000.

As of the date of this report, AXA France IARD and AXA Konzern AG have taken actions necessary to terminate coverage under all 11 insurance policies.  The aggregate premium for these 11 policies was approximately $33,000, representing less than .00003% of AXA’s consolidated revenues, which are in excess of $100 billion.  The net profit attributable to these 11 insurance policies is difficult to calculate with precision, but AXA estimates its net profit attributable to all 11 of these policies, in the aggregate, was approximately $17,000, representing less than .0004% of AXA’s aggregate net profit.

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

Date: July 31, 2013	ALLIANCEBERNSTEIN L.P.

	By:	/s/ John C. Weisenseel
John C. Weisenseel
Chief Financial Officer