Form 10-Q
period 2013-09-30
ALLIANCEBERNSTEIN L.P.
filed 2013-10-24
CIK 1109448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

The number of units of limited partnership interest outstanding as of September 30, 2013 was 264,472,328.

ALLIANCEBERNSTEIN L.P.

Index
Part I

FINANCIAL INFORMATION

Item 1. Financial Statements

ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition
(in thousands, except unit amounts)

	September 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Cash and cash equivalents	$607,193	$627,182
Cash and securities segregated, at fair value (cost: $834,198 and $1,551,177)	834,356	1,551,326
Receivables, net:
Brokers and dealers	312,493	408,037
Brokerage clients	998,672	942,034
Fees	241,219	265,685
Investments:
Long-term incentive compensation-related	114,631	122,977
Other	549,836	609,357
Furniture, equipment and leasehold improvements, net	176,311	196,125
Goodwill	2,954,327	2,954,327
Intangible assets, net	152,982	169,208
Deferred sales commissions, net	74,812	95,430
Other assets	176,860	173,362
Total assets	$7,193,692	$8,115,050

LIABILITIES AND CAPITAL
Liabilities:
Payables:
Brokers and dealers	$244,392	$220,736
Securities sold not yet purchased	59,682	63,838
Brokerage clients	1,552,952	2,563,061
AllianceBernstein mutual funds	96,299	156,679
Accounts payable and accrued expenses	524,368	499,076
Accrued compensation and benefits	638,902	485,229
Debt	163,000	323,163
Total liabilities	3,279,595	4,311,782
Commitments and contingencies (See Note 12)

Capital:
General Partner	38,932	41,213
Limited partners: 264,472,328 and 277,600,901 units issued and outstanding	3,938,045	4,165,461
Receivables from affiliates	(13,338)	(8,441)
Holding Units held for long-term incentive compensation plans	(37,169)	(389,941)
Accumulated other comprehensive loss	(57,667)	(48,526)
Partners’ capital attributable to AllianceBernstein Unitholders	3,868,803	3,759,766
Non-controlling interests in consolidated entities	45,294	43,502
Total capital	3,914,097	3,803,268
Total liabilities and capital	$7,193,692	$8,115,050

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(in thousands, except per unit amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Revenues:
Investment advisory and services fees	$449,250	$464,332	$1,352,152	$1,313,755
Bernstein research services	107,355	100,637	331,811	309,988
Distribution revenues	113,968	105,605	353,488	293,702
Dividend and interest income	4,419	5,071	13,399	14,458
Investment gains (losses)	6,460	7,210	21,761	27,316
Other revenues	25,272	26,154	79,027	75,283
Total revenues	706,724	709,009	2,151,638	2,034,502
Less: Interest expense	646	851	2,163	2,372
Net revenues	706,078	708,158	2,149,475	2,032,130

Expenses:
Employee compensation and benefits	302,526	300,869	910,248	876,233
Promotion and servicing:
Distribution-related payments	101,368	94,779	322,034	260,768
Amortization of deferred sales commissions	10,363	10,658	31,762	29,096
Other	48,140	47,514	155,464	149,023
General and administrative:
General and administrative	104,770	135,729	314,520	389,949
Real estate charges	24,125	168,086	26,698	184,142
Interest on borrowings	612	877	2,388	2,602
Amortization of intangible assets	5,556	5,467	16,891	16,146
Total expenses	597,460	763,979	1,780,005	1,907,959

Operating income (loss)	108,618	(55,821)	369,470	124,171

Income taxes	7,257	(7,572)	27,988	4,969

Net income (loss)	101,361	(48,249)	341,482	119,202

Net income (loss) of consolidated entities attributable to non-controlling interests	1,413	(4,003)	6,304	1,985

Net income (loss) attributable to AllianceBernstein Unitholders	$99,948	$(44,246)	$335,178	$117,217

Net income (loss) per AllianceBernstein Unit:
Basic	$0.37	$(0.16)	$1.21	$0.42
Diluted	$0.37	$(0.16)	$1.21	$0.42

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net income (loss)	$101,361	$(48,249)	$341,482	$119,202
Other comprehensive income (loss):
Foreign currency translation adjustments	9,057	6,197	(9,620)	4,186
Income tax benefit	—	—	—	796
Foreign currency translation adjustments, net of tax	9,057	6,197	(9,620)	4,982
Unrealized gains on investments:
Unrealized gains arising during period	137	321	440	1,091
Less: reclassification adjustment for gains (losses) included in net income	—	(45)	6	(27)
Change in unrealized gains on investments	137	366	434	1,118
Income tax (expense)	(25)	(103)	(346)	(565)
Unrealized gains on investments, net of tax	112	263	88	553
Changes in employee benefit related items:
Amortization of transition asset	—	(35)	(47)	(107)
Amortization of prior service cost	(872)	26	(818)	80
Recognized actuarial loss	606	211	1,196	365
Changes in employee benefit related items	(266)	202	331	338
Income tax benefit (expense)	3	(287)	(96)	(290)
Employee benefit related items, net of tax	(263)	(85)	235	48
Other comprehensive income (loss)	8,906	6,375	(9,297)	5,583
Less: Comprehensive income (loss) in consolidated entities attributable to non-controlling interests	1,354	(3,933)	6,147	1,994
Comprehensive income (loss) attributable to AllianceBernstein Unitholders	$108,913	$(37,941)	$326,038	$122,791

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

ALLIANCEBERNSTEIN L.P. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2013	2012

Cash flows from operating activities:
Net income	$341,482	$119,202
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred sales commissions	31,762	29,096
Amortization of non-cash long-term incentive compensation	13,372	11,996
Depreciation and other amortization	45,763	59,968
Unrealized (gains) on long-term incentive compensation-related investments	(10,711)	(15,128)
Unrealized (gains) on consolidated venture capital fund	(20,601)	(13,433)
Unrealized (gains) on other investments	(4,993)	(36,061)
Real estate asset write-off charge	3,764	33,017
Other, net	(4,889)	(248)
Changes in assets and liabilities:
Decrease in segregated cash and securities	716,970	331,548
Decrease (increase) in receivables	85,778	(32,660)
Decrease in investments	111,276	134,197
(Increase) in deferred sales commissions	(11,144)	(64,690)
(Increase) in other assets	(18,319)	(3,583)
(Decrease) in payables	(1,067,994)	(361,005)
(Decrease) increase in accounts payable and accrued expenses	(13,859)	129,750
Increase in accrued compensation and benefits	284,502	209,499
Net cash provided by operating activities	482,159	531,465

Cash flows from investing activities:
Purchases of investments	(7,950)	(96)
Proceeds from sales of investments	43	423
Purchases of furniture, equipment and leasehold improvements	(13,069)	(15,479)
Proceeds from sales of furniture, equipment and leasehold improvements	11	3,221
Net cash used in investing activities	(20,965)	(11,931)

Cash flows from financing activities:
(Repayment) of commercial paper, net	(181,059)	(204,716)
Proceeds from bank loan	20,000	—
Increase (decrease) in overdrafts payable	40,149	(1,318)
Distributions to General Partner and unitholders	(338,112)	(206,694)
Distributions to non-controlling interests in consolidated entities	(4,355)	(9,833)
Capital contributions from General Partner	2,001	2,522
Capital contributions from Holding	2,707	—
Additional investments by Holding from distributions paid to AllianceBernstein consolidated rabbi trust	12,987	6,071
Additional investments by Holding with proceeds from exercise of compensatory options to buy Holding Units	13,859	—
Purchases of Holding Units to fund long-term incentive compensation plan awards, net	(44,903)	(134,937)
Purchases of AllianceBernstein Units	(462)	(3,049)
Debt issuance costs	—	(1,933)
Other	(13)	(24)
Net cash used in financing activities	(477,201)	(553,911)

Effect of exchange rate changes on cash and cash equivalents	(3,982)	6,264

Net (decrease) in cash and cash equivalents	(19,989)	(28,113)
Cash and cash equivalents as of beginning of the period	627,182	638,681
Cash and cash equivalents as of end of the period	$607,193	$610,568

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2013
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

We provide a broad range of investment services with expertise in:

•	Equity securities, including value, growth and core equities;

•	Fixed income securities, including taxable and tax-exempt securities;

•	Passive management, including index and enhanced index strategies;

•	Alternative investments, including hedge funds, fund of funds and private equity (e.g., direct real estate investing); and

•	Multi-asset services and solutions, including dynamic asset allocation, customized target date funds, target risk funds and other strategies tailored to help clients meet their investment goals.

In providing these services, we consider various portfolio characteristics, including market capitalization (e.g., large-, mid- and small-cap equities), term (e.g., long-, intermediate- and short-duration debt securities), and geography (e.g., U.S., international, global, emerging markets, regional and local), in major markets around the world.

Organization

As of September 30, 2013, AXA, a société anonyme organized under the laws of France and the holding company for an international group of insurance and related financial services companies, through certain of its subsidiaries (“AXA and its subsidiaries”) owned approximately 1.6% of the issued and outstanding units representing assignments of beneficial ownership of limited partnership interests in AllianceBernstein Holding L.P. (“Holding Units”).

Index

As of September 30, 2013, the ownership structure of AllianceBernstein, expressed as a percentage of general and limited partnership interests, was as follows:

AXA and its subsidiaries	64.0%
Holding	34.5
Unaffiliated holders	1.5
100.0%

AllianceBernstein Corporation (an indirect wholly-owned subsidiary of AXA, “General Partner”) is the general partner of both AllianceBernstein Holding L.P. (“Holding”) and AllianceBernstein. AllianceBernstein Corporation owns 100,000 general partnership units in Holding and a 1% general partnership interest in AllianceBernstein. Including both the general partnership and limited partnership interests in Holding and AllianceBernstein, AXA and its subsidiaries had an approximate 64.6% economic interest in AllianceBernstein as of September 30, 2013.

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

Index

In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The amendment is effective prospectively for fiscal years (and interim periods within those years) beginning after December 15, 2013 and is not expected to have a material impact on our financial condition or results of operations.

3.	Long-term Incentive Compensation Plans

We maintain several unfunded, non-qualified long-term incentive compensation plans under which annual awards to employees are made generally in the fourth quarter.

Awards granted in the fourth quarter of 2012 allowed participants to allocate their awards between restricted Holding Units and deferred cash. Participants (except certain members of senior management) generally could allocate up to 50% of their awards to deferred cash, not to exceed a total of $250,000 per award, and had until mid-January 2013 to make their elections. The number of restricted Holding Units issued equaled the remaining dollar value of the award divided by the average of the closing prices of a Holding Unit for a five business day period in January 2013 after participants made their elections.

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

We fund our restricted Holding Unit awards either by purchasing Holding Units on the open market or purchasing newly-issued Holding Units from Holding, all of which are held in a consolidated rabbi trust until they are either retired or distributed to employees upon vesting. In accordance with the Amended and Restated Agreement of Limited Partnership of AllianceBernstein (“AllianceBernstein Partnership Agreement”), when AllianceBernstein purchases newly-issued Holding Units from Holding, Holding is required to use the proceeds it receives from AllianceBernstein to purchase the equivalent number of newly-issued AllianceBernstein Units, thus increasing its percentage ownership interest in AllianceBernstein. Holding Units held in the consolidated rabbi trust are corporate assets in the name of the trust and are available to the general creditors of AllianceBernstein.

During the third quarter and first nine months of 2013, we purchased 0.8 million and 2.1 million Holding Units for $16.3 million and $43.3 million, respectively (on a trade date basis). These amounts reflect open-market purchases of 0.8 million and 1.9 million Holding Units for $15.3 million and $38.5 million, respectively, with the remainder relating to purchases of Holding Units from employees to allow them to fulfill statutory tax withholding requirements at the time of distribution of long-term incentive compensation awards, offset by Holding Units purchased by employees as part of a distribution reinvestment election.

Since the third quarter of 2011, each quarter we have implemented plans to repurchase Holding Units pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (“Exchange Act”). A Rule 10b5-1 plan allows a company to repurchase its shares at times when it otherwise might be prevented from doing so because of self-imposed trading blackout periods and because it possesses material non-public information. Each broker we select has the authority under the terms and limitations specified in the plan to repurchase Holding Units on our behalf in accordance with the terms of the plan. Repurchases are subject to SEC regulations as well as certain price, market volume and timing constraints specified in the plan. The plan adopted during the third quarter of 2013 expired at the close of business on October 23, 2013. We may adopt additional Rule 10b5-1 plans in the future to engage in open-market purchases of Holding Units to help fund anticipated obligations under our incentive compensation award program and for other corporate purposes.

Index

We granted to employees and Eligible Directors 6.9 million restricted Holding Unit awards (including 6.5 million granted in January 2013 for 2012 year-end awards) during the first nine months of 2013. To fund these awards, we allocated previously repurchased Holding Units that had been held in AllianceBernstein’s consolidated rabbi trust.

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

During the first nine months of 2013, Holding issued 812,642 Holding Units upon exercise of options to buy Holding Units. Holding used the proceeds of $13.9 million to purchase the equivalent number of newly-issued AllianceBernstein Units.

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

On October 24, 2013, the General Partner declared a distribution of $0.46 per AllianceBernstein Unit, representing a distribution of Available Cash Flow for the three months ended September 30, 2013. The General Partner, as a result of its 1% general partnership interest, is entitled to receive 1% of each distribution. The distribution is payable on November 21, 2013 to holders of record on November 4, 2013.

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

Index

During the first nine months of 2013, we recorded real estate charges of $26.7 million, composed of $16.1 million resulting from a change in estimates relating to previously recorded real estate charges ($15.8 million relates to the 2010 and 2012 plans and $0.3 million to other real estate charges), $0.2 million for the write-off of leasehold improvements, furniture and equipment relating to the 2012 plan and new real estate charges of $10.4 million ($1.5 million relates to the 2012 plan, $5.3 million relates to other real estate charges and $3.6 million relating to the write-off of leasehold improvements, furniture and equipment).

The following table summarizes the activity in the liability account relating to our 2010 and 2012 office space consolidation initiatives for the following periods:

	Nine Months Ended September 30, 2013	Twelve Months Ended December 31, 2012
	(in thousands)

Balance as of beginning of period	$238,784	$71,164
Expense incurred	17,388	181,589
Deferred rent	327	27,000
Payments made	(48,636)	(42,833)
Interest accretion	3,398	1,864
Balance as of end of period	$211,261	$238,784

6.	Net Income Per Unit

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands, except per unit amounts)

Net income (loss) attributable to AllianceBernstein Unitholders	$99,948	$(44,246)	$335,178	$117,217

Weighted average units outstanding - basic	264,709	277,612	273,521	277,759
Dilutive effect of compensatory options to buy Holding Units	756	—	994	—
Weighted average units outstanding – diluted	265,465	277,612	274,515	277,759

Basic net income (loss) per AllianceBernstein Unit	$0.37	$(0.16)	$1.21	$0.42
Diluted net income (loss) per AllianceBernstein Unit	$0.37	$(0.16)	$1.21	$0.42

For the three months and nine months ended September 30, 2013, we excluded 3,045,173 and 2,974,935 options, respectively, from the diluted net income per unit computation due to their anti-dilutive effect. For the three months and nine months ended September 30, 2012, we excluded 9,032,095 options from the diluted net income per unit computation due to their anti-dilutive effect.

As discussed in Note 3, on July 1, 2013, management of AllianceBernstein and Holding retired all unallocated Holding Units in AllianceBernstein’s consolidated rabbi trust, and continued to retire units during the third quarter of 2013 as we purchased Holding Units on the open market.

Index

7.	Cash and Securities Segregated Under Federal Regulations and Other Requirements

As of September 30, 2013 and December 31, 2012, $0.8 billion and $1.5 billion, respectively, of United States Treasury Bills were segregated in a special reserve bank custody account for the exclusive benefit of brokerage customers of Sanford C. Bernstein & Co., LLC (a wholly-owned subsidiary of AllianceBernstein, “SCB LLC”) under Rule 15c3-3 of the Exchange Act.

AllianceBernstein Investments, Inc. (“AllianceBernstein Investments”), a wholly-owned subsidiary of AllianceBernstein and the distributor of company-sponsored mutual funds, maintains several special bank accounts for the exclusive benefit of customers. As of September 30, 2013 and December 31, 2012, $39.6 million and $42.2 million, respectively, of cash was segregated in these bank accounts.

8.	Investments

Investments consist of:
	September 30, 2013	December 31, 2012
	(in thousands)

Available-for-sale (primarily seed capital)	$20,612	$13,361
Trading:
Long-term incentive compensation-related	83,336	90,825
United States Treasury Bills	27,987	27,982
Seed capital	253,529	307,795
Equities and exchange-traded options	69,801	48,937
Investments in limited partnership hedge funds:
Long-term incentive compensation-related	31,295	32,152
Seed capital	78,541	109,328
Consolidated private equity fund (10% seed capital)	49,447	47,045
Private equity (seed capital)	44,996	47,853
Other	4,923	7,056
Total investments	$664,467	$732,334

Total investments related to long-term incentive compensation obligations of $114.6 million and $123.0 million as of September 30, 2013 and December 31, 2012, respectively, consist of company-sponsored mutual funds and hedge funds. We typically made investments in our services that were notionally elected by long-term incentive compensation plan participants and maintained them (and continue to maintain them) in a consolidated rabbi trust or separate custodial account. The rabbi trust and custodial account enable us to hold such investments separate from our other assets for the purpose of settling our obligations to participants. The investments held in the rabbi trust and custodial account remain available to the general creditors of AllianceBernstein.

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

Index

The following tables present the notional value and fair value as of September 30, 2013 and December 31, 2012 for derivative instruments not designated as hedging instruments:

		Fair Value
	Notional Value	Asset Derivatives	Liability Derivatives
	(in thousands)
September 30, 2013:
Exchange-traded futures	$70,464	$700	$354
Currency forwards	108,841	523	839
Interest rate swaps	32,365	788	598
Credit default swaps	50,430	944	347
Option swaps	98	136	39
Total return swaps	99,804	1,490	1,612
Total derivatives	$362,002	$4,581	$3,789

		Fair Value
	Notional Value	Asset Derivatives	Liability Derivatives
	(in thousands)
December 31, 2012:
Exchange-traded futures	$89,901	$64	$1,598
Currency forwards	80,445	473	429
Interest rate swaps	55,435	73	888
Credit default swaps	53,775	457	272
Option swaps	103	83	92
Total return swaps	90,673	1,475	3,791
Total derivatives	$370,332	$2,625	$7,070

As of September 30, 2013 and December 31, 2012, the derivative assets and liabilities are included in both receivables and payables to brokers and dealers on our condensed consolidated statements of financial condition.

The following table presents the gains and losses recognized in investment gains (losses) in the condensed consolidated statements of income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)

Exchange-traded futures	$(4,664)	$(5,608)	$(6,909)	$(14,156)
Currency forwards	(2,365)	(1,019)	(1,983)	165
Interest rate swaps	(169)	(699)	337	(1,422)
Credit default swaps	(506)	(3,751)	(507)	(7,102)
Options swaps	(29)	(222)	(215)	(311)
Total return swaps	(2,030)	(2,311)	(2,631)	(4,866)
Balance as of end of period	$(9,763)	$(13,610)	$(11,908)	$(27,692)

We may be exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments. We take steps to minimize our counterparty exposure through a credit review and approval process. In addition, we executed various collateral arrangements with counterparties to the over-the-counter derivative transactions that require both pledging and accepting collateral in the form of cash. As of September 30, 2013 and December 31, 2012, we held $1.4 million and $1.5 million, respectively, of cash collateral payable to trade counterparties. This obligation to return cash is reported in payables to brokers and dealers in our condensed consolidated statements of financial condition.

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

Index

Certain of our standardized contracts for over-the-counter derivative transactions (“ISDA Master Agreements”) contain credit risk related contingent provisions regarding each counterparty’s credit rating. In some ISDA Master Agreements, if a counterparty’s credit rating (or in some agreements, our AUM) falls below a specified threshold, either a default or a termination event permitting the counterparty to terminate the ISDA Master Agreement would be triggered. In all agreements that provide for collateralization, various levels of collateralization of net liability positions are applicable, depending on the credit rating of the counterparty. As of September 30, 2013 and December 31, 2012, we delivered $5.0 million and $8.4 million, respectively, of cash collateral into brokerage accounts, which is reported in cash and cash equivalents in our condensed consolidated statements of financial condition.

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

The following table presents offsetting of securities borrowed as of September 30, 2013 and December 31, 2012:

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Pledged	Net Amount
	(in thousands)

September 30, 2013	$61,488	$—	$61,488	$—	$61,488	$—
December 31, 2012	$106,350	$—	$106,350	$—	$106,350	$—

The following table presents offsetting of securities loaned as of September 30, 2013 and December 31, 2012:

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
	(in thousands)

September 30, 2013	$41,747	$—	$41,747	$—	$41,747	$—
December 31, 2012	$12,517	$—	$12,517	$—	$12,517	$—

11.	Fair Value

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

Index

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables summarize the valuation of our financial instruments by pricing observability levels as of September 30, 2013 and December 31, 2012:

	September 30, 2013
	Level 1	Level 2	Level 3	Total
	(in thousands)

Money markets	$277,072	$—	$—	$277,072
U.S. Treasury Bills	—	823,468	—	823,468
U.K. Treasury Bills	—	125	—	125
Equity securities
Growth	94,987	—	—	94,987
Value	46,753	—	—	46,753
Multi-asset and asset allocation	52,603	—	—	52,603
Other(1)	61,469	—	—	61,469
Fixed Income securities
Taxable(2)	149,472	3,150		152,622
Tax-exempt(3)	3,694	836		4,530
Derivatives	700	3,881	—	4,581
Long exchange-traded options	14,315	—	—	14,315
Private equity	3,471	20,926	59,796	84,193
Total assets measured at fair value	$704,536	$852,386	$59,796	$1,616,718

Securities sold not yet purchased
Short equities – corporate	$46,596	$—	$—	$46,596
Short exchange-traded options	13,086	—	—	13,086
Derivatives	354	3,435	—	3,789
Total liabilities measured at fair value	$60,036	$3,435	$—	$63,471

Index

	December 31, 2012
	Level 1	Level 2	Level 3	Total
	(in thousands)

Money markets	$170,120	$—	$—	$170,120
U.S. Treasury Bills	—	1,537,150	—	1,537,150
U.K. Treasury Bills	—	125	—	125
Equity securities
Growth	125,242	—	—	125,242
Value	36,126	—	—	36,126
Multi-asset and asset allocation	59,449	—	—	59,449
Other(1)	39,702	—	—	39,702
Fixed Income securities
Taxable(2)	177,635	1,219	—	178,854
Tax-exempt(3)	5,661	797	—	6,458
Derivatives	64	2,561	—	2,625
Long exchange-traded options	15,087	—	—	15,087
Private equity	7,695	—	76,953	84,648
Total assets measured at fair value	$636,781	$1,541,852	$76,953	$2,255,586

Securities sold not yet purchased
Short equities – corporate	$54,370	$—	$—	$54,370
Short exchange-traded options	9,197	—	—	9,197
Other	271	—	—	271
Derivatives	1,598	5,472	—	7,070
Total liabilities measured at fair value	$65,436	$5,472	$—	$70,908
________________
(1)	Primarily long positions in corporate equities traded through our options desk.
(2)	Primarily corporate and government securities.
(3)	Primarily municipal bonds.

Following is a description of the fair value methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy:

•	Money markets: We invest excess cash in various money market funds that are valued based on quoted prices in active markets; these are included in Level 1 of the valuation hierarchy.

•	Treasury Bills: We hold United States Treasury Bills, which are primarily segregated in a special reserve bank custody account as required by Rule 15c3-3 of the Exchange Act. We also hold United Kingdom Treasury Bills. These securities are valued based on quoted yields in secondary markets and are included in Level 2 of the valuation hierarchy.

•	Equity and fixed income securities: Our equity and fixed income securities consist principally of company-sponsored mutual funds with net asset values and various separately-managed portfolios consisting primarily of equity and fixed income securities with quoted prices in active markets, which are included in Level 1 of the valuation hierarchy. In addition, some securities are valued based on observable inputs from recognized pricing vendors, which are included in Level 2 of the valuation hierarchy.

•	Derivatives: We hold exchange-traded futures with counterparties that are included in Level 1 of the valuation hierarchy. In addition, we also hold currency forward contracts, interest rate swaps, credit default swaps, option swaps and total return swaps with counterparties that are included in Level 2 of the valuation hierarchy.

•	Options: We hold long exchange-traded options that are included in Level 1 of the valuation hierarchy.

•	Private equity: Generally, the valuation of private equity investments owned by our consolidated venture capital fund requires significant management judgment due to the absence of quoted market prices, inherent lack of liquidity and the long-term nature of such investments. Private equity investments are valued initially at cost. The carrying values of private equity investments are adjusted either up or down from cost to reflect expected exit values as evidenced by financing and sale transactions with third parties, or when determination of a valuation adjustment is confirmed through ongoing review in accordance with our valuation policies and procedures. A variety of factors are reviewed and monitored to assess positive and negative changes in valuation including, but not limited to, current operating performance and future expectations of investee companies, industry valuations of comparable public companies, changes in market outlooks and the third party financing environment over time. In determining valuation adjustments resulting from the investment review process, particular emphasis is placed on current company performance and market conditions. For these reasons, which make the fair value of private equity investments unobservable, equity investments are included in Level 3 of the valuation hierarchy. However, if private equity investments owned by our consolidated venture capital fund become publicly-traded, they are included in Level 1 of the valuation hierarchy. Also, if they contain trading restrictions, publicly-traded equity investments are included in Level 2 of the valuation hierarchy. During the first quarter of 2012, one of our private securities went public and, due to a trading restriction period, $13.5 million was transferred from a Level 3 classification to a Level 2 classification. During the third quarter of 2012, the trading restriction period of one of our public securities lapsed and as a result, $6.0 million was transferred from a Level 2 classification to a Level 1 classification. During the second quarter of 2013, one of our private securities went public and, due to a trading restriction period, $19.2 million was transferred from a Level 3 classification to a Level 2 classification.

Index

•	Securities sold not yet purchased: Securities sold not yet purchased, primarily reflecting short positions in equities and exchange-traded options, are included in Level 1 of the valuation hierarchy.

The following table summarizes the change in carrying value associated with Level 3 financial instruments carried at fair value:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)

Balance as of beginning of period	$61,426	$57,908	$76,953	$64,466

Transfers out	—	—	(19,220)	(13,548)
Purchases	2,289	3,467	2,386	7,300
Sales	(2,632)	—	(2,666)	(1,823)
Realized gains (losses), net	—	(8,379)	(6,581)	(7,524)
Unrealized gains (losses), net	(1,287)	8,666	8,924	12,791
Balance as of end of period	$59,796	$61,662	$59,796	$61,662

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

The following table provides quantitative information about Level 3 fair value measurements:

	Fair Value as of September 30, 2013	Valuation Technique	Unobservable Input	Range
	(in thousands)
Private Equity:

Technology, Media and Telecommunications	$22,127	Market comparable companies	Revenue multiple	2.5 – 3.5
			Discount rate	18%
			Discount years	1.25

Healthcare and Cleantech	$2,768	Market comparable companies	Revenue multiple(1)	0.7 – 55.8
			R&D multiple(1)	1.1 – 27.1
			Discount for lack of marketability and risk factors	50-60%
________________
(1)	The median for the Healthcare and Cleantech revenue multiple is 7.6; the median R&D multiple is 6.9.

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

One of our private equity investments is a venture capital fund (fair value of $29.7 million and unfunded commitment of $10.8 million as of September 30, 2013) that invests in communications, consumer, digital media, healthcare and information technology markets. Another is an investment in a private equity fund focused exclusively on the energy sector (fair value of $5.0 million and unfunded commitment of $0.1 million as of September 30, 2013). In addition, one of the investments included in our consolidated private equity fund (fair value of $0.2 million and no unfunded commitments as of September 30, 2013) is a venture capital fund investing in clean energy, resource and energy efficiency and other sustainable industries. The fair value of each of these investments has been estimated using the capital account balances provided by the partnerships. The interests in these partnerships cannot be redeemed.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We did not have any material assets or liabilities that were measured at fair value for impairment on a nonrecurring basis during the nine months ended September 30, 2013 or during the year ended December 31, 2012.

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

In management’s opinion, an adequate accrual has been made as of September 30, 2013 to provide for any probable losses regarding any litigation matters for which we can reasonably estimate an amount of loss. It is reasonably possible that we could incur additional losses pertaining to these matters, but currently we are unable to estimate any such additional losses.

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

As of September 30, 2013, goodwill of $3.0 billion on the consolidated statement of financial condition included $2.8 billion as a result of the Bernstein Transaction and $154 million in regard to various smaller acquisitions. We have determined that AllianceBernstein has only one reporting segment and reporting unit.

We test our goodwill annually, as of September 30, for impairment. As of September 30, 2013, the impairment test indicated that goodwill was not impaired. The carrying value of goodwill is also reviewed if facts and circumstances occur that suggest possible impairment, such as significant declines in AUM, revenues, earnings or the price of a Holding Unit.

14.	Units Outstanding

Changes in units outstanding during the three-month and nine-month periods ended September 30, 2013 were as follows:

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013

Outstanding as of beginning of period	278,374,893	277,600,901
Options exercised	33,903	812,642
Units issued	—	—
Units retired	(13,936,468)	(13,941,215)
Outstanding as of September 30, 2013	264,472,328	264,472,328

During the third quarter and the first nine months of 2013, we purchased 17,468 and 22,215 AllianceBernstein Units, respectively, in private transactions and retired them.

As discussed in Note 3, on July 1, 2013, management of AllianceBernstein and Holding retired all unallocated Holding Units in AllianceBernstein’s consolidated rabbi trust, and continued to retire units during the third quarter of 2013 as we purchased Holding Units on the open market.

15.	Debt

As of September 30, 2013 and December 31, 2012, AllianceBernstein had $143.0 million and $323.2 million, respectively, in commercial paper outstanding with weighted average interest rates of approximately 0.2% and 0.5%, respectively. The commercial paper is short term in nature, and as such, recorded value is estimated to approximate fair value. Average daily borrowings of commercial paper during the first nine months of 2013 and the full year 2012 were $330.6 million and $404.9 million, respectively, with weighted average interest rates of approximately 0.3% and 0.4%, respectively.

As of September 30, 2013, SCB LLC had bank loans outstanding of $20.0 million at a rate of 1.0%; there were no bank loans outstanding as of December 31, 2012.

Index

16. Changes in Capital

Changes in capital as of September 30, 2013 consisted of:

	Partners’ Capital Attributable to AllianceBernstein Unitholders	Non-Controlling Interests In Consolidated Entities	Total Capital
	(in thousands)

Balance as of December 31, 2012	$3,759,766	$43,502	$3,803,268
Comprehensive income:
Net income	335,178	6,304	341,482
Other comprehensive income, net of tax:
Unrealized gains on investments	88	—	88
Foreign currency translation adjustment	(9,463)	(157)	(9,620)
Changes in employee benefit related items	235	—	235
Comprehensive income	326,038	6,147	332,185

Cash distributions to General Partner and unitholders	(338,112)	—	(338,112)
Receivables from affiliates	(4,517)	—	(4,517)
Compensation-related transactions	126,090	—	126,090
Other	(462)	(4,355)	(4,817)
Balance as of September 30, 2013	$3,868,803	$45,294	$3,914,097

As of June 30, 2013, AllianceBernstein had a due from Holding balance of $9.2 million. During the second quarter of 2013, management determined that the liability should be settled only upon liquidation of Holding. As a result of this determination, and due to the affiliated nature of Holding and AllianceBernstein, this receivable is included in AllianceBernstein’s partners’ capital (as receivables from affiliates) in the condensed consolidated statement of financial condition as of September 30, 2013.

Changes in capital as of September 30, 2012 consisted of:

	Partners’ Capital Attributable to AllianceBernstein Unitholders	Non-Controlling Interests In Consolidated Entities	Total Capital
	(in thousands)

Balance as of December 31, 2011	$3,975,462	$54,025	$4,029,487
Comprehensive income:
Net income	117,217	1,985	119,202
Other comprehensive income, net of tax:
Unrealized gains on investments	553	—	553
Foreign currency translation adjustment	4,973	9	4,982
Changes in employee benefit related items	48	—	48
Comprehensive income	122,791	1,994	124,785

Cash distributions to General Partner and unitholders	(206,694)	—	(206,694)
Capital contributions (distributions)	2,522	(9,833)	(7,311)
Purchase of AllianceBernstein Units	(3,049)	—	(3,049)
Compensation-related transactions	13,410	—	13,410
Balance as of September 30, 2012	$3,904,442	$46,186	$3,950,628

Deferred taxes are not recognized on foreign currency translation adjustments for foreign subsidiaries whose earnings are considered permanently invested outside the United States.

Index

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

During the third quarter of 2013, our net outflows turned negative for the first time since the third quarter of 2012, as uncertainties over the direction of U.S. interest rates, the next Federal Reserve Chairman, the timing for tapering of bond buybacks by the Federal Reserve and a looming debt ceiling debate created volatile global debt and equity markets during the quarter. These market dynamics most significantly affected flows in our Institutional and Retail channels. By contrast, there was sequential gross sales growth in our Private Client channel (which improved sequential net outflows), with clients responding favorably to our broader set of offerings and improved equity portfolio returns.

Our total assets under management (“AUM”) as of September 30, 2013 were $445.2 billion, up $10.6 billion, or 2.4%, compared to June 30, 2013, and up $26.3 billion, or 6.3%, compared to September 30, 2012. During the third quarter of 2013, AUM increased as a result of market appreciation of $15.4 billion, partially offset by net outflows of $4.8 billion (Institutional outflows of $3.5 billion, Private Client outflows of $0.7 billion and Retail outflows of $0.6 billion). During the twelve months ended September 30, 2013, AUM increased as a result of market appreciation of $23.3 billion and net inflows of $3.0 billion (Institutional inflows of $7.5 billion and Retail inflows of $1.7 billion, partially offset by Private Client outflows of $6.2 billion).

Institutional AUM increased $3.4 billion, or 1.6%, to $227.3 billion during the third quarter of 2013, due to market appreciation of $6.9 billion, partially offset by net outflows of $3.5 billion. Redemptions and terminations decreased 19.1% sequentially from $3.2 billion during the second quarter of 2013 to $2.6 billion during the third quarter of 2013. However, gross sales decreased 40.7% sequentially from $7.7 billion to $4.5 billion and there were $5.4 billion of negative cash flows. During the third quarter, our Institutional sales were strongest in the Americas and Asia ex-Japan regions, where we won several equity and fixed income mandates.

Retail AUM increased $5.4 billion, or 3.8%, to $149.8 billion during the third quarter of 2013, due to market appreciation of $6.0 billion, partially offset by net outflows of $0.6 billion. Redemptions and terminations decreased 28.7% sequentially from $15.9 billion during the second quarter of 2013 to $11.3 billion during the third quarter of 2013. Our sales were strong in the U.S., where we had notable success with Select U.S. Equity Long/Short and U.S. High Income, but overall gross sales decreased 13.9% sequentially from $14.4 billion to $12.4 billion.

Private Client AUM increased $1.8 billion, or 2.6%, to $68.1 billion during the third quarter of 2013, due to market appreciation of $2.5 billion, partially offset by net outflows of $0.7 billion. Gross sales increased 38.7% sequentially from $1.2 billion during the second quarter of 2013 to $1.8 billion during the third quarter of 2013, resulting in a 40.0% decrease in net outflows.

Bernstein Research Services revenue for the third quarter of 2013 was $107.3 million, up $6.7 million, or 6.7%, compared to the third quarter of 2012, as a result of improving market volume, especially in Europe and Asia.

Net revenues for the third quarter of 2013 decreased $2.1 million, or 0.3%, to $706.1 million from $708.2 million in the third quarter of 2012. The decrease primarily resulted from lower performance-based fees of $39.6 million (due to the recognition of $39.6 million of performance-based fees in the third quarter of 2012 upon liquidation of our Public-Private Investment Partnership fund), partially offset by higher base advisory fees of $24.6 million, higher distribution revenues of $8.4 million and higher Bernstein Research Services revenues of $6.7 million. Operating expenses for the third quarter of 2013 decreased $166.5 million, or 21.8%, to $597.5 million from $764.0 million in the third quarter of 2012. The decrease was due primarily to lower real estate charges of $144.0 million and lower general and administrative expenses of $30.9 million, partially offset by higher promotion and servicing expenses of $7.0 million. Finally, by closely monitoring expenses during the quarter, we achieved a 22.6% adjusted operating margin, up 2.4 percentage points from the same period last year.

Pending Acquisition

In August 2013, we announced that AllianceBernstein and W.P. Stewart & Co., Ltd. (“WPS”) entered into a definitive agreement whereby AllianceBernstein will acquire WPS, an equity investment manager that manages approximately $2 billion in U.S., Global and EAFE concentrated growth equity strategies for institutional and retail clients, primarily in the U.S. and Europe.

We anticipate that the transaction will close in December 2013, at which time AllianceBernstein will pay WPS shareholders $12 per share in cash and will issue to WPS shareholders transferable contingent value rights entitling the holders to an additional cash payment of $4 per share if the assets under management in the acquired WPS investment services reach $5 billion on or before the third anniversary of the closing. WPS currently has approximately 5 million shares outstanding. The acquisition will not have a material impact on our 2013 financial condition or results of operations.

Index

Fourth Quarter 2013 Holding Trading Window

Our trading window for employees to trade in Holding Units (NYSE: AB) will temporarily close from Monday, December 2, 2013 through (and including) Thursday, December 5, 2013, during which period we anticipate that most, if not all, incentive compensation award program (“ICAP”) Holding Unit distributions (representing portions of ICAP awards made in previous years scheduled to vest on December 1, 2013) will be delivered to ICAP participants. We anticipate that the trading window will re-open from Friday, December 6, 2013 through (and including) Monday, December 16, 2013, during which period employees will be permitted to trade in Holding Units. Sales of Holding Units by employees during this period, depending upon the volume of such sales, may cause downward pressure on the price of a Holding Unit. In 2012, approximately 3.8 million Holding Units were delivered to ICAP participants, of which approximately 31% were sold before the trading window closed on December 17, 2012. On December 1, 2013, approximately 4.4 million Holding Units are scheduled to be delivered to ICAP participants.

MONY

On October 1, 2013, AXA completed the sale of one of its subsidiaries, MONY Life Insurance Company (“MONY”), to an unaffiliated third party. As a result, we lost approximately $7 billion in MONY fixed income assets during October, which represented most of the approximately $8 billion in total assets we managed for them as of September 30, 2013. The loss of these assets will not have a material impact on our revenues as these are low fee assets. We expect to ultimately lose the remainder of the assets though the timing is uncertain.

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

Assets under management by distribution channel were as follows:

	As of September 30,
	2013	2012	$ Change	% Change
	(in billions)

Institutions	$227.3	$214.4	$12.9	6.0%
Retail	149.8	136.4	13.4	9.8
Private Client	68.1	68.1	—	—
Total	$445.2	$418.9	$26.3	6.3

Assets under management by investment service were as follows:

	As of September 30,
	2013	2012	$ Change	% Change
	(in billions)
Equity
Actively Managed	$100.7	$100.3	$0.4	0.4%
Passively Managed(1)	46.2	36.7	9.5	25.9
Total Equity	146.9	137.0	9.9	7.2

Fixed Income
Actively Managed
Taxable	219.4	212.2	7.2	3.4
Tax–exempt	29.4	31.6	(2.2)	(6.7)
	248.8	243.8	5.0	2.1
Passively Managed(1)	9.3	6.8	2.5	35.7
Total Fixed Income	258.1	250.6	7.5	3.0

Other(2)	40.2	31.3	8.9	28.5
Total	$445.2	$418.9	$26.3	6.3
_____________

(1)	Includes index, enhanced index and factor-based strategies.
(2)	Includes asset allocation services and certain other alternative investments.

Index

Changes in assets under management for the three-month, nine-month and twelve-month periods ended September 30, 2013 were as follows:

	Distribution Channel
	Institutions	Retail	Private Client	Total
	(in billions)

Balance as of June 30, 2013	$223.9	$144.4	$66.3	$434.6
Long-term flows:
Sales/new accounts	4.5	12.4	1.8	18.7
Redemptions/terminations	(2.6)	(11.3)	(2.0)	(15.9)
Cash flow/unreinvested dividends	(5.4)	(1.7)	(0.5)	(7.6)
Net long-term (outflows)	(3.5)	(0.6)	(0.7)	(4.8)
Market appreciation	6.9	6.0	2.5	15.4
Net change	3.4	5.4	1.8	10.6
Balance as of September 30, 2013	$227.3	$149.8	$68.1	$445.2

Balance as of December 31, 2012	$219.8	$144.4	$65.8	$430.0
Long-term flows:
Sales/new accounts	19.4	41.4	4.9	65.7
Redemptions/terminations	(9.3)	(39.7)	(6.7)	(55.7)
Cash flow/unreinvested dividends	(5.6)	(5.3)	(1.1)	(12.0)
Net long-term inflows (outflows)	4.5	(3.6)	(2.9)	(2.0)
Market appreciation	3.0	9.0	5.2	17.2
Net change	7.5	5.4	2.3	15.2
Balance as of September 30, 2013	$227.3	$149.8	$68.1	$445.2

Balance as of September 30, 2012	$214.4	$136.4	$68.1	$418.9
Long-term flows:
Sales/new accounts	26.2	57.8	5.8	89.8
Redemptions/terminations	(14.6)	(48.7)	(9.9)	(73.2)
Cash flow/unreinvested dividends	(4.1)	(7.4)	(2.1)	(13.6)
Net long-term inflows (outflows)	7.5	1.7	(6.2)	3.0
Transfers	0.1	(0.1)	—	—
Market appreciation	5.3	11.8	6.2	23.3
Net change	12.9	13.4	—	26.3
Balance as of September 30, 2013	$227.3	$149.8	$68.1	$445.2

Index

	Investment Service
	Equity Actively Managed	Equity Passively Managed (1)	Fixed Income Actively Managed - Taxable	Fixed Income Actively Managed -Tax-Exempt	Fixed Income Passively Managed (1)	Other(2)	Total
	(in billions)

Balance as of June 30, 2013	$96.2	$44.4	$219.4	$29.9	$8.2	$36.5	$434.6
Long-term flows:
Sales/new accounts	4.3	2.1	9.5	1.2	0.9	0.7	18.7
Redemptions/terminations	(4.8)	—	(9.3)	(1.3)	(0.2)	(0.3)	(15.9)
Cash flow/unreinvested dividends	(2.6)	(3.3)	(3.0)	(0.4)	0.2	1.5	(7.6)
Net long-term (outflows) inflows	(3.1)	(1.2)	(2.8)	(0.5)	0.9	1.9	(4.8)
Market appreciation	7.6	3.0	2.8	—	0.2	1.8	15.4
Net change	4.5	1.8	—	(0.5)	1.1	3.7	10.6
Balance as of September 30, 2013	$100.7	$46.2	$219.4	$29.4	$9.3	$40.2	$445.2

Balance as of December 31, 2012	$95.4	$40.3	$224.0	$30.8	$7.9	$31.6	$430.0
Long-term flows:
Sales/new accounts	12.6	3.1	40.8	4.2	1.3	3.7	65.7
Redemptions/terminations	(17.6)	(0.6)	(31.9)	(3.9)	(0.6)	(1.1)	(55.7)
Cash flow/unreinvested dividends	(4.9)	(3.5)	(6.0)	(1.1)	0.7	2.8	(12.0)
Net long-term (outflows) inflows	(9.9)	(1.0)	2.9	(0.8)	1.4	5.4	(2.0)
Market appreciation (depreciation)	15.2	6.9	(7.5)	(0.6)	—	3.2	17.2
Net change	5.3	5.9	(4.6)	(1.4)	1.4	8.6	15.2
Balance as of September 30, 2013	$100.7	$46.2	$219.4	$29.4	$9.3	$40.2	$445.2

Balance as of September 30, 2012	$100.3	$36.7	$212.2	$31.6	$6.8	$31.3	$418.9
Long-term flows:
Sales/new accounts	14.6	5.2	58.1	5.5	2.0	4.4	89.8
Redemptions/terminations	(26.3)	(0.7)	(38.8)	(5.3)	(0.6)	(1.5)	(73.2)
Cash flow/unreinvested dividends	(6.4)	(2.4)	(6.2)	(2.0)	1.4	2.0	(13.6)
Net long-term (outflows) inflows	(18.1)	2.1	13.1	(1.8)	2.8	4.9	3.0
Market appreciation (depreciation)	18.5	7.4	(5.9)	(0.4)	(0.3)	4.0	23.3
Net change	0.4	9.5	7.2	(2.2)	2.5	8.9	26.3
Balance as of September 30, 2013	$100.7	$46.2	$219.4	$29.4	$9.3	$40.2	$445.2
_________________________
(1)	Includes index, enhanced index and factor-based strategies.
(2)	Includes asset allocation services and certain other alternative investments.

Index

Average assets under management by distribution channel and investment service were as follows:

	Three Months Ended				Nine Months Ended
	9/30/13	9/30/12	$ Change	% Change	9/30/13	9/30/12	$ Change	% Change
	(in billions)

Distribution Channel:
Institutions	$225.7	$213.3	$12.4	5.8%	$225.5	$219.4	$6.1	2.8%
Retail	147.0	130.0	17.0	13.1	148.4	124.3	24.1	19.4
Private Client	67.2	67.7	(0.5)	(0.8)	67.3	69.5	(2.2)	(3.2)
Total	$439.9	$411.0	$28.9	7.0	$441.2	$413.2	$28.0	6.8

Investment Service:
Equity Actively Managed	$98.9	$101.7	$(2.8)	(2.8)%	$98.5	$114.1	$(15.6)	(13.6)%
Equity Passively Managed (1)	45.4	35.7	9.7	27.2	44.1	35.3	8.8	24.9
Fixed Income Actively Managed - Taxable	219.4	205.0	14.4	7.0	223.9	196.4	27.5	14.0
Fixed Income Actively Managed – Tax-exempt	29.5	31.3	(1.8)	(6.0)	30.3	31.0	(0.7)	(2.1)
Fixed Income Passively Managed(1)	8.8	5.9	2.9	49.1	8.4	5.4	3.0	55.3
Other (2)	37.9	31.4	6.5	20.7	36.0	31.0	5.0	16.1
Total	$439.9	$411.0	$28.9	7.0	$441.2	$413.2	$28.0	6.8

(1)	Includes index, enhanced index and factor-based strategies.
(2)	Includes asset allocation services and certain other alternative investments.

Our Institutional channel third quarter average AUM of $225.7 billion increased by $12.4 billion, or 5.8%, compared to the third quarter of 2012. This is primarily due to our Institutional channel AUM increasing $12.9 billion, or 6.0%, over the last twelve months to $227.3 billion at September 30, 2013. The $12.9 billion increase in AUM over the past twelve months was primarily due to $7.5 billion of net inflows (consisting of inflows of $13.6 billion in Fixed Income and $4.2 billion in Other, partially offset by outflows of $10.3 billion in Equity services) and market appreciation of $5.3 billion.

Our Retail channel third quarter average AUM of $147.0 billion increased by $17.0 billion, or 13.1%, compared to the third quarter of 2012. This is primarily due to our Retail channel AUM increasing $13.4 billion, or 9.8%, over the last twelve months to $149.8 billion at September 30, 2013. The $13.4 billion increase in AUM over the past twelve months was primarily due to market appreciation of $11.8 billion and $1.7 billion of net inflows (consisting of inflows of $4.1 billion in Fixed Income and $0.2 billion in Other, partially offset by outflows of $2.6 billion in Equity services). The increase in average AUM being $3.6 billion greater than the increase in period-end AUM over the past twelve months is primarily due to generally positive flows over the first eight months and large outflows in June.

Our Private Client channel third quarter average AUM of $67.2 billion declined by $0.5 billion, or 0.8%, compared to the third quarter of 2012, primarily due to our Private Client channel AUM remaining at $68.1 billion during the last twelve months. Net outflows of $6.2 billion in the twelve months ended September 30, 2013 (consisting of outflows of $3.1 billion in Equity services and $3.5 billion in Fixed Income, partially offset by inflows $0.4 billion in Other) were offset by market appreciation of $6.2 billion.

Index

Absolute investment composite returns, net of fees, and relative performance compared to benchmarks for certain representative Institutional (except as otherwise indicated) Equity (our “core equities services”) and Fixed Income services were as follows:

	For the Three Months Ended September 30, 2013	For the Nine Months Ended September 30, 2013

Global High Income (fixed income)
Absolute return	2.4%	3.3%
Relative return (vs. 33% Barclays High Yield, 33% JPM EMBI Global and 33% JPM GBI-EM)	0.8	6.2
Global Fixed Income (fixed income)
Absolute return	2.4	(4.1)
Relative return (vs. CITI WLD GV BD-USD/JPM GLBL BD)	(0.5)	(1.1)
Intermediate Municipal Bonds (fixed income) (Private Client composite)
Absolute return	0.5	(1.4)
Relative return (vs. Lipper Short/Int. Blended Muni Fund Avg)	0.2	0.1
U.S. Strategic Core Plus (fixed income)
Absolute return	0.6	(2.1)
Relative return (vs. Barclays U.S. Aggregate)	0.0	(0.2)
Emerging Market Debt (fixed income)
Absolute return	0.7	(7.6)
Relative return (vs. JPM EMBI Global/JPM EMBI)	(0.1)	(0.2)
Global Plus (fixed income)
Absolute return	2.3	(3.0)
Relative return (vs. Barclays Global Aggregate)	(0.5)	(0.8)
Emerging Markets Value
Absolute return	7.1	(9.2)
Relative return (vs. MSCI EM Index)	1.4	(4.9)
Global Value
Absolute return	9.9	22.3
Relative return (vs. MSCI World Index)	1.7	5.0
International Value
Absolute return	11.4	16.3
Relative return (vs. MSCI EAFE Index)	(0.2)	0.1
U.S. Small & Mid Cap Value
Absolute return	7.6	26.3
Relative return (vs. Russell 2500 Value Index)	1.2	3.8
U.S. Strategic Value
Absolute return	5.0	25.8
Relative return (vs. Russell 1000 Value Index)	1.0	5.3
U.S. Small Cap Growth
Absolute return	14.7	33.8
Relative return (vs. Russell 2000 Growth Index)	1.8	1.3
U.S. Large Cap Growth
Absolute return	11.2	23.1
Relative return (vs. Russell 1000 Growth Index)	3.1	2.2
U.S. Strategic Growth (Private Client composite)
Absolute return	11.4	23.0
Relative return (vs. S&P 500 Index)	6.1	3.2
Select U.S. Equity
Absolute return	3.9	19.2
Relative return (vs. S&P 500 Index)	(1.3)	(0.6)
International Style Blend – Developed
Absolute return	11.1	16.6
Relative return (vs. MSCI EAFE Index)	(0.5)	0.4

Index

During the third quarter of 2013, evidence of faster growth across developed economies contributed to significant concerns regarding rising interest rates and continued outflows from bond funds around the world. However, in contrast to the second quarter, fund outflows were less severe, bond yields rose more modestly and credit spreads narrowed somewhat, with credit sectors outperforming most developed-market government debt. Currency volatility escalated in the third quarter as uncertainty increased regarding central-bank policies worldwide. Amid this environment, performance across our fixed income services was mixed.

Underweights in Japan and peripheral European countries detracted from relative returns in our global multisector portfolios, as did our short positions in several developed market currencies compared to the U.S. dollar. Our emerging market debt portfolios are also modestly behind their benchmarks after fees, largely due to security selection. Performance in our U.S. multisector portfolios was in line with their benchmarks, with credit sector overweights helping, but security selection in the mortgage sector and short currency positions detracting. Performance in our global high income portfolios exceeded benchmarks due to the portfolios’ underweight in emerging market debt in favor of high yield corporates.

The municipal yield curve steepened more dramatically than the U.S. Treasury yield curve, with the longest-maturity bonds underperforming. Our intermediate municipal portfolios outperformed due in large part to our underweight in long-maturity bonds, as well as an overweight to A-rated debt which outperformed lower-rated municipals.

For the nine months ended September 30, 2013, our global, emerging, and U.S. multisector portfolios are underperforming their benchmarks after fees; our intermediate municipal and global high income portfolios are outperforming their benchmarks.

Performance of our Equity services continued to improve over the three- and nine-month periods ending September 30, 2013, with the great majority outperforming their benchmarks over both periods. Emerging Markets Value was an exception, outperforming in the third quarter but continuing to lag its benchmark for the year, as long-term value characteristics, such as inexpensive cash flows, only began to return to favor in emerging markets during the third quarter, rather later than in other parts of the world. International Value and International Style Blend were slightly behind their benchmark for the quarter but slightly ahead for the year, while U.S. Select Equity lagged modestly over both periods.

Consolidated Results of Operations

	Three Months Ended				Nine Months Ended
	9/30/13	9/30/12	$ Change	% Change	9/30/13	9/30/12	$ Change	% Change
	(in millions, except per unit amounts)

Net revenues	$706.1	$708.2	$(2.1)	(0.3)%	$2,149.5	$2,032.1	$117.4	5.8%
Expenses	597.5	764.0	(166.5)	(21.8)	1,780.0	1,907.9	(127.9)	(6.7)
Operating income	108.6	(55.8)	164.4	n/m	369.5	124.2	245.3	197.5
Income taxes	7.3	(7.6)	14.9	n/m	28.0	5.0	23.0	463.3
Net income (loss)	101.3	(48.2)	149.5	n/m	341.5	119.2	222.3	186.5
Net income (loss) of consolidated entities attributable to non-controlling interests	1.4	(4.0)	5.4	n/m	6.3	2.0	4.3	217.6
Net income (loss) attributable to AllianceBernstein Unitholders	$99.9	$(44.2)	$144.1	n/m	$335.2	$117.2	$218.0	185.9

Diluted net income (loss) per AllianceBernstein Unit	$0.37	$(0.16)	$0.53	n/m	$1.21	$0.42	$0.79	188.1

Distributions per AllianceBernstein Unit	$0.46	$0.41	$0.05	12.2	$1.31	$0.98	$0.33	33.7

Operating margin (1)	15.2%	n/m			16.9%	6.0%
_________________________
(1)	Operating income excluding net income (loss) attributable to non-controlling interests as a percentage of net revenues.

Index

Net income attributable to AllianceBernstein Unitholders for the three months ended September 30, 2013 increased $144.1 million from the three months ended September 30, 2012. The increase was primarily due to (in millions):

Lower real estate charges	$144.0
Higher base advisory fees	24.6
Lower portfolio services	18.8
Lower occupancy expenses (excluding real estate)	9.4
Higher Bernstein research services revenues	6.7
Lower performance-based fees	(39.6)
Higher income taxes	(14.9)
Other	(4.9)
$144.1

Net income attributable to AllianceBernstein Unitholders for the nine months ended September 30, 2013 increased $218.0 million from the nine months ended September 30, 2012. The increase was primarily due to (in millions):

Lower real estate charges	$157.4
Higher base advisory fees	77.3
Lower occupancy (excluding real estate)	35.9
Lower portfolio services	24.5
Higher Bernstein research services revenues	21.8
Lower performance-based fees	(38.9)
Higher employee compensation and benefits	(34.0)
Higher income taxes	(23.0)
Other	(3.0)
$218.0

Real Estate Charges

As discussed in Note 5, during the first nine months of 2013, we recorded real estate charges of $26.7 million, composed of $16.1 million resulting from a change in estimates relating to previously recorded real estate charges ($15.8 million relates to the 2010 and 2012 plans and $0.3 million to other real estate charges), $0.2 million for the write-off of leasehold improvements, furniture and equipment relating to the 2012 plan and new real estate charges of $10.4 million ($1.5 million relates to the 2012 plan, $5.3 million relates to other real estate charges and $3.6 million relating to the write-off of leasehold improvements, furniture and equipment).

We may record charges for additional changes in estimates during the fourth quarter of this year as we approach the end of assumed marketing periods on floors written-off during 2012 and we compare current sublease market conditions to those assumed in our initial write-offs and adjust accordingly. At this juncture, we continue to anticipate cumulative write-offs in our previously announced range of $225 million to $250 million related to our global real estate consolidation program launched in the third quarter of 2012, which targets the sublease of approximately 510,000 square feet of office space.

Units Outstanding

During the third quarter and first nine months of 2013, we purchased 0.8 million and 2.1 million Holding Units for $16.3 million and $43.3 million, respectively (on a trade date basis). These amounts reflect open-market purchases of 0.8 million and 1.9 million Holding Units for $15.3 million and $38.5 million, respectively, with the remainder relating to purchases of Holding Units from employees to allow them to fulfill statutory tax withholding requirements at the time of distribution of long-term incentive compensation awards, offset by Holding Units purchased by employees as part of a distribution reinvestment election.

Since the third quarter of 2011, each quarter we have implemented plans to repurchase Holding Units pursuant to Rule 10b5-1 under the Exchange Act. A Rule 10b5-1 plan allows a company to repurchase its shares at times when it otherwise might be prevented from doing so because of self-imposed trading blackout periods and because it possesses material non-public information. Each broker we select has the authority under the terms and limitations specified in the plan to repurchase Holding Units on our behalf in accordance with the terms of the plan. Repurchases are subject to SEC regulations as well as certain price, market volume and timing constraints specified in the plan. The plan adopted during the third quarter of 2013 expired at the close of business on October 23, 2013. We may adopt additional Rule 10b5-1 plans in the future to engage in open-market purchases of Holding Units to help fund anticipated obligations under our incentive compensation award program and for other corporate purposes.

We granted to employees and Eligible Directors 6.9 million restricted Holding Unit awards (including 6.5 million granted in January 2013 for 2012 year-end awards) during the first nine months of 2013. To fund these awards, we allocated previously repurchased Holding Units that had been held in AllianceBernstein’s consolidated rabbi trust.

Index

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

During the first nine months of 2013, Holding issued 812,642 Holding Units upon exercise of options to buy Holding Units. Holding used the proceeds of $13.9 million to purchase the equivalent number of newly-issued AllianceBernstein Units.

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

Index

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)

Net revenues, GAAP basis	$706,078	$708,158	$2,149,475	$2,032,130
Exclude:
Long-term incentive compensation-related investment (gains) losses	(5,284)	(6,374)	(12,131)	(14,326)
Long-term incentive compensation-related dividends and interest	(210)	(300)	(675)	(1,023)
90% of consolidated venture capital fund investment (gains) losses	(1,588)	3,634	(6,970)	(3,145)
Distribution-related payments	(101,368)	(94,779)	(322,034)	(260,768)
Amortization of deferred sales commissions	(10,363)	(10,658)	(31,762)	(29,096)
Pass-through fees and expenses	(7,509)	(25,617)	(21,398)	(41,272)
Adjusted net revenues	$579,756	$574,064	$1,754,505	$1,682,500

Operating income (loss), GAAP basis	$108,618	$(55,821)	$369,470	$124,171
Exclude:
Long-term incentive compensation-related investment (gains) losses	(5,284)	(6,374)	(12,131)	(14,326)
Long-term incentive compensation-related dividends and interest	(210)	(300)	(675)	(1,023)
Long-term incentive compensation-related mark-to-market vesting expense	5,136	5,986	11,148	12,965
Long-term incentive compensation-related dividends and interest expense	266	582	1,917	1,445
Net impact of long-term incentive compensation-related items	(92)	(106)	259	(939)
Real estate charges	24,125	168,086	26,698	184,142
Sub-total of non-GAAP adjustments	24,033	167,980	26,957	183,203
Less: Net income (loss) of consolidated entities attributable to non-controlling interests	1,413	(4,003)	6,304	1,985
Adjusted operating income	$131,238	$116,162	$390,123	$305,389

Adjusted operating margin	22.6%	20.2%	22.2%	18.2%

Adjusted operating income for the three months ended September 30, 2013 increased $15.1 million, or 13.0%, from the three months ended September 30, 2012, primarily as a result of higher investment advisory base fees of $24.7 million and lower general and administrative expenses (excluding real estate charges) of $12.8 million, offset by lower performance-based fees of $21.7 million. For the nine months ended September 30, 2013, adjusted operating income increased $84.7 million, or 27.7%, from the nine months ended September 30, 2012, primarily as a result of higher investment advisory base fees of $80.2 million, lower general and administrative expenses (excluding real estate charges) of $54.5 million and higher Bernstein Research Services revenues of $21.8 million, offset by higher employee compensation expense (excluding the impact of long-term incentive compensation-related items) of $35.4 million, lower performance-based fees of $21.0 million, lower seed capital/other investment gains of $7.2 million and higher other promotion and servicing expenses of $5.4 million.

Adjusted Net Revenues

Adjusted net revenues exclude investment gains and losses and dividends and interest on long-term incentive compensation-related investments, and 90% of the investment gains and losses of our consolidated venture capital fund attributable to non-controlling interests. In addition, adjusted net revenues offset distribution-related payments to third parties as well as amortization of deferred sales commissions against distribution revenues. We believe the offset of distribution-related payments from net revenues is useful for our investors and other users of our financial statements because such presentation appropriately reflects the nature of these costs as pass-through payments to third parties who perform functions on behalf of our sponsored mutual funds and/or shareholders of these funds. We offset amortization of deferred sales commissions against net revenues because such costs, over time, essentially offset our distribution revenues. We also exclude additional pass-through expenses we incur (primarily through our transfer agency) that are reimbursed and recorded as fees in revenues. During the third quarter of 2012, we offset sub-advisory payments to third parties against performance-based fees earned on the Public-Private Investment Partnership fund we managed. These fees have no impact on operating income, but they do have an impact on our operating margin. As such, we exclude these fees from adjusted net revenues.

Index

Adjusted Operating Income

Adjusted operating income represents operating income on a GAAP basis excluding (1) the impact on net revenues and compensation expense of the mark-to-market gains and losses (as well as the dividends and interest) associated with employee long-term incentive compensation-related investments, (2) real estate charges and (3) the net income or loss of consolidated entities attributable to non-controlling interests.

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

Index

Net Revenues

The following table summarizes the components of net revenues:

	Three Months Ended				Nine Months Ended
	9/30/13	9/30/12	$ Change	% Change	9/30/13	9/30/12	$ Change	% Change
	(in millions)
Investment advisory and services fees:
Institutions:
Base fees	$101.9	$102.6	$(0.7)	(0.7)%	$303.8	$326.3	$(22.5)	(6.9)%
Performance-based fees	(0.2)	34.3	(34.5)	n/m	6.0	42.4	(36.4)	(85.8)
	101.7	136.9	(35.2)	(25.7)	309.8	368.7	(58.9)	(16.0)
Retail:
Base fees	203.4	179.2	24.2	13.6	612.3	502.2	110.1	21.9
Performance-based fees	0.1	2.9	(2.8)	(96.3)	2.6	3.0	(0.4)	(13.9)
	203.5	182.1	21.4	11.8	614.9	505.2	109.7	21.7
Private Client:
Base fees	143.7	142.6	1.1	0.7	426.8	437.1	(10.3)	(2.3)
Performance-based fees	0.4	2.7	(2.3)	(87.0)	0.7	2.8	(2.1)	(76.2)
	144.1	145.3	(1.2)	(0.9)	427.5	439.9	(12.4)	(2.8)
Total:
Base fees	449.0	424.4	24.6	5.8	1,342.9	1,265.6	77.3	6.1
Performance-based fees	0.3	39.9	(39.6)	(99.4)	9.3	48.2	(38.9)	(80.9)
	449.3	464.3	(15.0)	(3.2)	1,352.2	1,313.8	38.4	2.9

Bernstein research services	107.3	100.6	6.7	6.7	331.8	310.0	21.8	7.0
Distribution revenues	114.0	105.6	8.4	7.9	353.5	293.7	59.8	20.4
Dividend and interest income	4.4	5.1	(0.7)	(12.9)	13.4	14.4	(1.0)	(7.3)
Investment gains (losses)	6.5	7.2	(0.7)	(10.4)	21.8	27.3	(5.5)	(20.3)
Other revenues	25.3	26.2	(0.9)	(3.4)	79.0	75.3	3.7	5.0
Total revenues	706.8	709.0	(2.2)	(0.3)	2,151.7	2,034.5	117.2	5.8
Less: interest expense	0.7	0.8	(0.1)	(24.1)	2.2	2.4	(0.2)	(8.8)
Net revenues	$706.1	$708.2	$(2.1)	(0.3)	$2,149.5	$2,032.1	$117.4	5.8

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

We sometimes charge our clients performance-based fees. In these situations, we charge a base advisory fee and are eligible to earn an additional performance-based fee or incentive allocation that is calculated as either a percentage of absolute investment results or a percentage of investment results in excess of a stated benchmark over a specified period of time. Some performance-based fees include a high-watermark provision, which generally provides that if a client account underperforms relative to its performance target (whether absolute or relative to a specified benchmark), it must gain back such underperformance before we can collect future performance-based fees. Therefore, if we fail to achieve our performance target for a particular period, we will not earn a performance-based fee for that period and, for accounts with a high-watermark provision, our ability to earn future performance-based fees will be impaired. We are eligible to earn performance-based fees on approximately 10% of the assets we manage for institutional clients and approximately 3% of the assets we manage for private clients (in total, approximately 5% of our company-wide AUM). A majority of our hedge fund AUM is subject to high watermarks and a significant majority of this AUM is below the high watermarks. Accordingly, it is very unlikely we will earn performance-based fees on these hedge funds in 2013. If the percentage of our AUM subject to performance-based fees grows, seasonality and volatility of revenues and earnings are likely to become more significant.

For the three months ended September 30, 2013, our investment advisory and services fees decreased by $15.0 million, or 3.2%, from the third quarter of 2012, due to a $39.6 million decrease in performance-based fees resulting from the $39.6 million performance-based fee we earned during the third quarter of 2012 after we completed the liquation of our Public-Private Investment Partnership fund (“PPIP Fee”), partially offset by an increase in base fees of $24.6 million, or 5.8%, which primarily resulted from a 7.0% increase in average AUM. For the nine months ended September 30, 2013, our investment advisory and services fees increased by $38.4 million, or 2.9%, from the nine months ended September 30, 2012, due to a $77.3 million, or 6.1%, increase in base fees, which primarily resulted from a 6.8% increase in average AUM, partially offset by a $38.9 million decrease in performance-based fees as a result of the PPIP Fee in the prior year period.

Institutional investment advisory and services fees for the three months ended September 30, 2013 decreased by $35.2 million, or 25.7%, from the three months ended September 30, 2012, primarily due to a $34.5 million decrease in performance-based fees (as a result of the PPIP Fee) and a $0.7 million decrease in base fees due to the continued significant shift in product mix from actively managed equity services to actively managed fixed income services. Average AUM for actively managed equity services for the quarter ended September 30, 2013 decreased 20.1% while average AUM for actively managed fixed income services increased 7.1%. Institutional investment advisory and services fees for the nine months ended September 30, 2013 decreased by $58.9 million, or 16.0%, from the nine months ended September 30, 2012, primarily due to a $36.4 million decrease in performance-based fees (as a result of the PPIP Fee) and a $22.5 million decrease in base fees due to the continued significant shift in product mix from actively managed equity services to actively managed fixed income services. Average AUM for actively managed equity services for the nine months ended September 30, 2013 decreased 33.9% while average AUM for actively managed fixed income services increased 10.2%.

Retail investment advisory and services fees for the three months ended September 30, 2013 increased by $21.4 million, or 11.8%, from the three months ended September 30, 2012, primarily due to a 13.1% increase in average AUM partially offset by a $2.8 million decrease in performance-based fees (as a result of the PPIP Fee). Retail investment advisory and services fees for the nine months ended September 30, 2013 increased by $109.7 million, or 21.7%, from the nine months ended September 30, 2012, primarily due to a 19.4% increase in average AUM.

Private client investment advisory and services fees for the three months ended September 30, 2013 decreased by $1.2 million, or 0.9%, from the three months ended September 30, 2012, primarily due to a $2.3 million decrease in performance-based fees (as a result of the PPIP Fee). Base fees increased $1.1 million, or 0.7%, despite a decrease in average billable AUM of 1.0%. Private client investment advisory and services fees for the nine months ended September 30, 2013 decreased by $12.4 million, or 2.8%, from the nine months ended September 30, 2012, primarily as a result of a decline in average billable AUM of 3.9%. In the case of both periods, the fluctuation in fees was favorable to the fluctuation in billable AUM reflecting the impact of an asset mix shift from fixed income services to actively managed equities services and other (principally alternatives) services.

Index

Bernstein Research Services

Bernstein Research Services revenue consists principally of equity commissions received for providing equity research and brokerage-related services to institutional investors.

Revenues from Bernstein Research Services for the three and nine months ended September 30, 2013 increased $6.7 million, or 6.7%, and $21.8 million, or 7.0%, respectively, compared to the corresponding periods in 2012. The increases were the result of improving market volumes, especially in Europe and Asia.

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

Distribution revenues for the three and nine months ended September 30, 2013 increased $8.4 million, or 7.9%, and $59.8 million, or 20.4%, respectively, compared to the corresponding periods in 2012, while the corresponding average AUM of these mutual funds grew 9.5% and 21.1%, respectively. Average AUM of non-B share and non C-share mutual funds (which have lower distribution fee rates than B-share and C-share mutual funds) increased 12.6% and 25.3%, respectively, while average AUM of B-share and C-share mutual funds decreased by 4.8% and increased 2.6%, respectively.

Dividend and Interest Income and Interest Expense

Dividend and interest income consists primarily of investment income and interest earned on customer margin balances and U.S. Treasury Bills. Interest expense principally reflects interest accrued on cash balances in customers’ brokerage accounts. Dividend and interest income, net of interest expense, for the three and nine months ended September 30, 2013 were essentially flat compared to the corresponding periods in 2012.

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

Investment gains (losses) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in millions)
Long-term incentive compensation-related investments
Realized gains (losses)	$0.2	$—	$1.4	$(0.8)
Unrealized gains (losses)	5.1	6.3	10.7	15.1
Consolidated private equity fund investments
Realized gains (losses)	(0.6)	(16.4)	(12.9)	(9.9)
Unrealized gains (losses)	2.4	12.4	20.6	13.4
Seed capital investments
Realized gains (losses)	4.0	(13.9)	(3.9)	(20.7)
Unrealized gains (losses)	(3.4)	19.8	10.3	35.6
Brokerage-related investments
Realized gains (losses)	(0.6)	(1.2)	(6.9)	(5.5)
Unrealized gains (losses)	(0.6)	0.2	2.5	0.1
	$6.5	$7.2	$21.8	$27.3

Realized gains or losses on long-term incentive compensation-related investments typically occur in December of each year, as well as during the first quarter, as award tranches become distributable and related investments are sold to provide cash for payments to employees. The unrealized gains for the three and nine months ended September 30, 2013 and 2012 reflect the favorable financial markets during the first and third quarters in each year.

Index

Our consolidated private equity fund incurred realized losses of $0.6 million and $12.9 million during the three and nine months ended September 30, 2013, respectively, as a result of sales of both publicly-traded securities and non-public investments. The fund also incurred realized losses of $16.4 million and $9.9 million during the three and nine months ended September 30, 2012, respectively, due to sales of both publicly-traded securities and non-public investments. Our consolidated private equity fund had unrealized gains of $2.4 million and $20.6 million during the three and nine months ended September 30, 2013, respectively, as a result of higher prices of publicly-traded securities; the fair values of non-public investments declined in the third quarter of 2013, but remained positive over the first nine months of 2013. The fund also had unrealized gains of $12.4 million and $13.4 million during the three and nine months ended September 30, 2012, respectively, as a result of higher fair values of non-public investments and higher prices of publicly-traded securities during the third quarter of 2012.

Our seed capital investments incurred realized losses of $3.9 million during the nine months ended September 30, 2013. Additionally, we incurred realized losses of $13.9 million and $20.7 million during the three and nine months ended September 2012, respectively. These losses were the result of losses incurred on the derivatives we use to economically hedge our seed capital investments exceeding the gains realized on the sales of the seed capital investments. Our seed capital investments incurred realized gains of $4.0 million during the three months ended September 30, 2013, as a result of our gains realized on the sales of the seed capital investments exceeding the losses incurred on the derivatives. The unrealized gain of $10.3 million during the nine months ended September 30, 2013 reflects gains on both the seed capital investment mark-to-market and the derivative mark-to-market. The unrealized loss of $3.4 million during the three months ended September 30, 2013 reflects derivative mark-to-market losses, partially offset by seed capital investment mark-to-market gains. The unrealized gains of $19.8 million and $35.6 million during the three and nine months ended September 30, 2012, respectively, primarily reflect seed capital investment mark-to-market gains.

Other Revenues

Other revenues consist of fees earned for transfer agency services provided to company-sponsored mutual funds, fees earned for administration and recordkeeping services provided to company-sponsored mutual funds and the general accounts of AXA and its subsidiaries, and other miscellaneous revenues. Other revenues for the three months ended September 30, 2013 decreased $0.9 million, or 3.4%, primarily as a result of lower shareholder servicing fees. Other revenues for the nine months ended September 30, 2013 increased $3.7 million, or 5.0%, primarily as a result of higher shareholder servicing fees.

Expenses

The following table summarizes the components of expenses:

	Three Months Ended				Nine Months Ended
	9/30/13	9/30/12	$ Change	% Change	9/30/13	9/30/12	$ Change	% Change
	(in millions)

Employee compensation and benefits	$302.5	$300.9	$1.6	0.6%	$910.2	$876.2	$34.0	3.9%
Promotion and servicing:
Distribution-related payments	101.4	94.8	6.6	7.0	322.0	260.8	61.2	23.5
Amortization of deferred sales commissions	10.4	10.6	(0.2)	(2.8)	31.8	29.1	2.7	9.2
Other	48.1	47.5	0.6	1.3	155.5	149.0	6.5	4.3
	159.9	152.9	7.0	4.5	509.3	438.9	70.4	16.0
General and administrative:
General and administrative	104.8	135.7	(30.9)	(22.8)	314.5	389.9	(75.4)	(19.3)
Real estate charges	24.1	168.1	(144.0)	(85.6)	26.7	184.1	(157.4)	(85.5)
	128.9	303.8	(174.9)	(57.6)	341.2	574.0	(232.8)	(40.6)
Interest	0.6	0.9	(0.3)	(30.2)	2.4	2.6	(0.2)	(8.2)
Amortization of intangible assets	5.6	5.5	0.1	1.6	16.9	16.2	0.7	4.6
Total	$597.5	$764.0	$(166.5)	(21.8)	$1,780.0	$1,907.9	$(127.9)	(6.7)

Employee Compensation and Benefits

We had 3,269 full-time employees at September 30, 2013 compared to 3,364 at September 30, 2012. Employee compensation and benefits consist of salaries (including severance), annual short-term incentive compensation awards (cash bonuses), annual long-term incentive compensation awards, commissions, fringe benefits and other employment costs (including recruitment, training, temporary help and meals).

Index

Compensation expense as a percentage of net revenues was 42.8% and 42.5% for the three months ended September 30, 2013 and 2012, respectively. For the nine months ended September 30, 2013 and 2012, compensation expense as a percentage of net revenues was 42.3% and 43.1%, respectively. Compensation expense generally is determined on a discretionary basis and is primarily a function of our firm’s financial performance. Amounts are awarded to help us achieve our key compensation goals of attracting, motivating and retaining top talent, by providing awards for the past year’s performance and providing incentives for future performance, while also helping ensure that our firm’s unitholders receive an appropriate return on their investment. Senior management, with the approval of the Compensation Committee of the Board of Directors of AllianceBernstein Corporation (“Compensation Committee”), confirmed that the appropriate metric to consider in determining the amount of incentive compensation is the ratio of adjusted employee compensation and benefits expense to adjusted net revenues. Adjusted net revenues used in the adjusted compensation ratio are the same as the adjusted net revenues presented as a non-GAAP measure (discussed earlier in this MD&A). Adjusted employee compensation and benefits expense is total employee compensation and benefits expense minus other employment costs such as recruitment, training, temporary help and meals, and excludes the impact of mark-to-market vesting expense, as well as dividends and interest expense, associated with employee long-term incentive compensation-related investments. Senior management, with the approval of the Compensation Committee, also established as an objective that adjusted employee compensation and benefits expense generally should not exceed 50% of our adjusted net revenues except in unexpected or unusual circumstances. Our ratios of adjusted compensation expense to adjusted net revenues were 50.0% for the three and nine months ended September 30, 2013. Our ratios for the three and nine months ended September 30, 2012 were 50.2% and 50.1%, respectively. The ratios exceeded 50% due to the incremental compensation expense recognized in the third quarter of 2012 for our CEO’s extended employment agreement.

For the three months ended September 30, 2013, employee compensation and benefits expense increased $1.6 million, or 0.6%, primarily due to the net impact of higher adjusted net revenues and a slightly lower rate of $1.6 million and higher other employment costs of $1.2 million, partially offset by lower deferred compensation mark-to-market expense of $0.9 million and lower dividends on long-term incentive compensation-related investments of $0.3 million. For the nine months ended September 30, 2013, employee compensation and benefits expense increased $34.0 million, or 3.9%, primarily due to the net impact of higher adjusted net revenues and a slightly lower rate of $34.7 million, higher other employment costs of $0.6 million and higher dividends on long-term incentive compensation-related investments of $0.5 million, partially offset by lower deferred compensation mark-to-market expense of $1.8 million.

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

Promotion and servicing expenses increased $7.0 million, or 4.5%, during the three months ended September 30, 2013. The increase was the result of higher distribution-related payments of $6.6 million, higher transfer fees of $0.3 million and higher trade execution and clearing costs of $0.1 million. During the nine months ended September 30, 2013, promotion and servicing expenses increased $70.4 million, or 16.0%. The increase was the result of higher distribution-related payments of $61.2 million, higher trade execution and clearing costs of $3.4 million, higher amortization of deferred sales commissions of $2.7 million and higher transfer fees of $2.1 million.

General and Administrative

General and administrative expenses include technology, professional fees, occupancy, communications and similar expenses. General and administrative expenses as a percentage of net revenues were 18.3% (14.8% excluding real estate charges) and 42.9% (19.2% excluding real estate charges) for the three months ended September 30, 2013 and 2012, respectively. General and administrative expenses decreased $174.9 million, or 57.6%, during the third quarter of 2013 compared to the same period in 2012, primarily due to lower real estate charges of $144.0 million, lower portfolio services expenses of $18.8 million and lower occupancy expenses of $9.4 million (excluding real estate charges). For the nine months ended September 30, 2013 and 2012, general and administrative expenses as a percentage of net revenues were 15.9% (14.6% excluding real estate charges) and 28.3% (19.2% excluding real estate charges), respectively. General and administrative expenses decreased $232.8 million, or 40.6%, during the first nine months of 2013 compared to the corresponding period in 2012, primarily due to lower real estate charges of $157.4 million, lower occupancy expenses of $35.9 million (excluding real estate charges), lower portfolio services expenses of $24.5 million and lower professional fees of $7.2 million.

Income Taxes

AllianceBernstein, a private limited partnership, is not subject to federal or state corporate income taxes, but is subject to a 4.0% New York City unincorporated business tax (“UBT”). Our domestic corporate subsidiaries are subject to federal, state and local income taxes, and are generally included in the filing of a consolidated federal income tax return. Separate state and local income tax returns also are filed. Foreign corporate subsidiaries generally are subject to taxes in the jurisdictions where they are located.

Index

Income tax expense for the three months ended September 30, 2013 increased $14.9 million from the three months ended September 30, 2012. The increase primarily is due to higher pre-tax earnings as a result of a pre-tax loss in the third quarter of 2012. Income tax expense for the nine months ended September 30, 2013 increased $23.0 million from the nine months ended September 30, 2012. The increase is primarily due to higher pre-tax earnings and a higher effective tax rate in the current year of 7.6% compared to 4.0% in the prior year. The increase in the effective tax rate primarily is due to higher foreign earnings (which have higher effective tax rates) and payments relating to foreign lease assignments which are not deductible for foreign taxes.

Net Income (Loss) of Consolidated Entities Attributable to Non-Controlling Interests

Net income (loss) of consolidated entities attributable to non-controlling interests consists of limited partner interests owned by other investors representing 90% of the total limited partner interests in our consolidated venture capital fund. During the third quarter of 2013, we had $1.4 million of net income of consolidated entities attributable to non-controlling interests, due primarily to a $1.8 million net investment gain attributable to our consolidated venture capital fund (of which 90% belongs to non-controlling interests) and management fees of $0.2 million. During the first nine months of 2013, we had $6.3 million of net income of consolidated entities attributable to non-controlling interests, primarily due to a $7.7 million net investment gain attributable to our consolidated venture capital fund and management fees of $0.7 million.

CAPITAL RESOURCES AND LIQUIDITY

During the first nine months of 2013, net cash provided by operating activities was $482.2 million, compared to $531.5 million during the corresponding 2012 period. The change was primarily due to a higher decrease in broker-dealer related payables (net of receivables and segregated U.S. Treasury Bills activity) of $206.0 million, a decrease in accounts payable and accrued expenses of $143.6 million, due primarily to lower real estate charges, and lower net redemptions of investments of $22.9 million, due to lower proceeds from deferred compensation redemptions, partially offset by higher cash provided by net income of $206.5 million, an increase in accrued compensation and benefits of $75.0 million, due primarily to a higher increase in the incentive compensation accrual, and lower net deferred sales commissions paid of $53.5 million.

During the first nine months of 2013, net cash used in investing activities was $21.0 million, compared to $11.9 million during the corresponding 2012 period, reflecting higher net purchases of investments in the current period.

During the first nine months of 2013, net cash used in financing activities was $477.2 million, compared to $553.9 million during the corresponding 2012 period. The change reflects lower purchases of Holding Units of $90.0 million, an increase in overdrafts payable of $41.5 million, lower net repayments of commercial paper of $23.7 million, proceeds from bank loans of $20.0 million and additional investment by Holding with the proceeds from the exercise of compensatory options to buy Holding Units of $13.9 million, partially offset by higher distributions to the General Partner and unitholders of $131.4 million as a result of higher earnings (distributions on earnings are paid one quarter in arrears).

As of September 30, 2013, AllianceBernstein had $607.2 million of cash and cash equivalents, all of which is available for liquidity, but is comprised primarily of cash on deposit for our broker dealers to comply with various customer clearing activities and cash held by foreign entities for which a permanent investment election for U.S. tax purposes is taken. If the cash held at our foreign subsidiaries of $424.4 million, which includes cash on deposit for our foreign broker dealers, was to be repatriated to the U.S., we would be required to accrue and pay U.S. income taxes on these funds, based on the unremitted amount. Our current intent is to permanently reinvest these earnings outside the U.S.

Debt and Credit Facilities

As of September 30, 2013 and December 31, 2012, AllianceBernstein had $143.0 million and $323.2 million, respectively, in commercial paper outstanding with weighted average interest rates of approximately 0.2% and 0.5%, respectively. The commercial paper is short term in nature, and as such, recorded value is estimated to approximate fair value. Average daily borrowings of commercial paper during the first nine months of 2013 and the full year 2012 were $330.6 million and $404.9 million, respectively, with weighted average interest rates of approximately 0.3% and 0.4%, respectively.

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

Index

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

As of September 30, 2013 and December 31, 2012, we had no amounts outstanding under the Credit Facility. During the first nine months of 2013 and the full year 2012, we did not draw upon the Credit Facility.

In addition, SCB LLC has five uncommitted lines of credit with four financial institutions. Two of these lines of credit permit us to borrow up to an aggregate of approximately $200.0 million, with AllianceBernstein named as an additional borrower, while three lines have no stated limit. As of September 30, 2013, SCB LLC had bank loans outstanding of $20.0 million at a rate of 1.0%; there were no bank loans outstanding as of December 31, 2012. Average daily borrowings of bank loans during the first nine months of 2013 and full year 2012 were $6.8 million and $18.1 million, respectively, with weighted average interest rates of approximately 1.0% and 1.3%, respectively.

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

During 2009, we entered into a subscription agreement under which we committed to invest up to $35 million, as amended in 2011, in a venture capital fund over a six-year period. As of September 30, 2013, we had funded $24.2 million of this commitment.

During 2010, as general partner of AllianceBernstein U.S. Real Estate L.P. (the “Real Estate Fund”), we committed to invest $25 million in the Real Estate Fund. As of September 30, 2013, we had funded $10.6 million of this commitment.

During 2012, we entered into an investment agreement under which we committed to invest up to $8 million in an oil and gas fund over a three-year period. As of September 30, 2013, we had funded $7.9 million of this commitment.

See Note 12 to AllianceBernstein’s condensed consolidated financial statements contained in Item 1 for discussion of contingencies.

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

Index

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to AllianceBernstein’s market risk for the quarter ended September 30, 2013.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the third quarter of 2013 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The following table provides information relating to any AllianceBernstein Units bought by AllianceBernstein in the quarter covered by this report:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Numberof AllianceBernstein UnitsPurchased	(b) Average PricePaidPer AllianceBernstein Unit, net ofCommissions	(c) Total Number ofAllianceBernstein Units Purchased asPart of PubliclyAnnounced Plansor Programs	(d) Maximum Number(or ApproximateDollar Value) ofAllianceBernstein Units that May YetBe Purchased Underthe Plans orPrograms
7/1/13 - 7/31/13	—	$—	—	—
8/1/13 - 8/31/13	—	—	—	—
9/1/13 - 9/30/13(1)	17,468	19.78	—	—
Total	17,468	$19.78	—	—

(1)	During September 2013, we purchased 17,468 AllianceBernstein Units in private transactions.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Index
Item 5.	Other Information

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

AXA has reported to us that two insurance policies underwritten by one of AXA’s European insurance subsidiaries, AXA France IARD, that were in-force during the third quarter of 2013 potentially come within the scope of the disclosure requirements of the Iran Act. Each of these insurance policies relates to property and casualty insurance (homeowners, auto, accident, liability and/or fraud policies) covering property located in France where the insured is a company or other entity that may have direct or indirect ties to the Government of Iran, including Iranian entities designated under Executive Orders 13224 and 13382. AXA France IARD is a French company, based in Paris, which is licensed to operate in France. The annual aggregate revenue AXA derives from these two policies is approximately $10,000 and the related net profit, which is difficult to calculate with precision, is estimated to be $5,000.

AXA France IARD has eight additional insurance policies that were originally written during 2010 and 2011 that remained in effect during the third quarter of 2013 and may require reporting. These eight policies involve auto or property insurance provided to the Iranian delegation to the United Nations Educational, Scientific and Cultural Organization (UNESCO) in Paris. The annual aggregate revenue AXA derives from all eight policies is approximately $8,000 and the related net profit, which is difficult to calculate with precision, is estimated to be $4,000.

Finally, AXA has informed us that AXA Konzern AG, an AXA European insurance subsidiary, provides property insurance to MCS International GMBH (“MCS”). MCS was listed as a designated SDN by the Office of Foreign Assets Control during the second quarter of 2013, after the insurance policy had been completed. The premium received by AXA in respect of this insurance policy is approximately $15,000 and the related net profit, which is difficult to calculate with precision, is estimated to be $8,000.

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

Date: October 24, 2013	AllianceBernstein l.p.

	By:	/s/ John C. Weisenseel
John C. Weisenseel
Chief Financial Officer

	By:	/s/ Edward J. Farrell
Edward J. Farrell
Chief Accounting Officer