Form 10-Q
period 2014-03-31
ALLIANCEBERNSTEIN L.P.
filed 2014-04-30
CIK 1109448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

The number of units of limited partnership interest outstanding as of March 31, 2014 was 268,573,402.

ALLIANCEBERNSTEIN L.P.

Index
Part I

FINANCIAL INFORMATION

Item 1.	Financial Statements

ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition
(in thousands, except unit amounts)

	March 31, 2014	December 31, 2013
	(unaudited)

ASSETS
Cash and cash equivalents	$525,119	$509,891
Cash and securities segregated, at fair value (cost: $899,814 and $980,458)	899,847	980,584
Receivables, net:
Brokers and dealers	392,982	323,446
Brokerage clients	1,044,138	938,148
Fees	268,994	289,039
Investments:
Long-term incentive compensation-related	97,301	117,579
Other	673,994	662,015
Furniture, equipment and leasehold improvements, net	168,722	174,518
Goodwill	2,986,539	2,986,539
Intangible assets, net	163,088	168,875
Deferred sales commissions, net	71,432	70,574
Other assets	198,884	164,643
Total assets	$7,491,040	$7,385,851

LIABILITIES AND CAPITAL
Liabilities:
Payables:
Brokers and dealers	$291,706	$291,023
Securities sold not yet purchased	130,261	71,983
Brokerage clients	1,714,322	1,698,469
AllianceBernstein mutual funds	113,456	133,005
Accounts payable and accrued expenses	490,057	529,004
Accrued compensation and benefits	353,841	324,243
Debt	373,144	268,398
Total liabilities	3,466,787	3,316,125

Commitments and contingencies (See Note 12)

Capital:
General Partner	39,796	40,382
Limited partners: 268,573,402 and 268,373,419 units issued and outstanding	4,020,045	4,078,676
Receivables from affiliates	(10,413)	(16,542)
Holding Units held for long-term incentive compensation plans	(35,452)	(39,649)
Accumulated other comprehensive loss	(33,817)	(35,381)
Partners’ capital attributable to AllianceBernstein Unitholders	3,980,159	4,027,486
Non-controlling interests in consolidated entities	44,094	42,240
Total capital	4,024,253	4,069,726
Total liabilities and capital	$7,491,040	$7,385,851

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index
ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Income
 (in thousands, except per unit amounts)
(unaudited)

	Three Months Ended March 31,
	2014	2013

Revenues:
Investment advisory and services fees	$454,884	$443,837
Bernstein research services	123,009	109,685
Distribution revenues	106,186	118,745
Dividend and interest income	4,101	4,446
Investment gains (losses)	559	6,951
Other revenues	26,680	26,300
Total revenues	715,419	709,964
Less: Interest expense	801	842
Net revenues	714,618	709,122

Expenses:
Employee compensation and benefits	307,033	301,235
Promotion and servicing:
Distribution-related payments	97,270	109,280
Amortization of deferred sales commissions	8,957	11,074
Other	55,017	50,992
General and administrative:
General and administrative	107,487	105,118
Real estate charges	1,942	638
Contingent payment arrangements	321	171
Interest on borrowings	781	983
Amortization of intangible assets	5,907	5,433
Total expenses	584,715	584,924

Operating income	129,903	124,198

Income taxes	11,365	11,167

Net income	118,538	113,031

Net income (loss) of consolidated entities attributable to non-controlling interests	1,813	(1,485)

Net income attributable to AllianceBernstein Unitholders	$116,725	$114,516

Net income per AllianceBernstein Unit:
Basic	$0.43	$0.41
Diluted	$0.43	$0.41

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index
ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2014	2013

Net income	$118,538	$113,031
Other comprehensive income (loss):
Foreign currency translation adjustments	2,149	(10,320)
Income tax expense	—	—
Foreign currency translation adjustments, net of tax	2,149	(10,320)
Unrealized gains (losses) on investments:
Unrealized gains arising during period	428	742
Less: reclassification adjustment for (losses) included in net income	(4)	—
Change in unrealized gains (losses) on investments	432	742
Income tax (expense)	(143)	(383)
Unrealized gains on investments, net of tax	289	359
Changes in employee benefit related items:
Amortization of transition asset	—	(36)
Amortization of prior service cost	(1,299)	27
Recognized actuarial gain (loss)	486	295
Changes in employee benefit related items	(813)	286
Income tax (expense)	(20)	(96)
Employee benefit related items, net of tax	(833)	190
Other comprehensive income (loss)	1,605	(9,771)
Less: Comprehensive income (loss) in consolidated entities attributable to non-controlling interests	1,854	(1,475)
Comprehensive income attributable to AllianceBernstein Unitholders	$118,289	$104,735

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index
ALLIANCEBERNSTEIN L.P. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2014	2013

Cash flows from operating activities:
Net income	$118,538	$113,031
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred sales commissions	8,957	11,074
Non-cash long-term incentive compensation expense	6,101	7,093
Depreciation and other amortization	16,206	15,424
Unrealized losses (gains) on investments	(2,499)	(8,482)
Other, net	(171)	(3,567)
Changes in assets and liabilities:
Decrease in segregated cash and securities	80,737	479,728
(Increase) in receivables	(125,446)	(141,651)
Decrease (increase) in investments	11,473	(3,508)
(Increase) decrease in deferred sales commissions	(9,815)	4,455
(Increase) in other assets	(33,991)	(17,857)
Increase (decrease) in payables	24,294	(555,227)
(Decrease) increase in accounts payable and accrued expenses	2,652	(10,067)
Increase in accrued compensation and benefits	29,654	43,159
Net cash provided by (used in) operating activities	126,690	(66,395)

Cash flows from investing activities:
Purchases of investments	(190)	—
Proceeds from sales of investments	42	11
Purchases of furniture, equipment and leasehold improvements	(4,345)	(3,379)
Proceeds from sales of furniture, equipment and leasehold improvements	23	—
Net cash used in investing activities	(4,470)	(3,368)

Cash flows from financing activities:
Issuance of commercial paper, net	104,497	59,027
Increase (decrease) in overdrafts payable	(41,517)	63,684
Distributions to General Partner and unitholders	(178,994)	(106,182)
Capital contributions from General Partner	437	750
Capital contributions from Holding	5,772	—
Payments of contingent payment arrangements	(517)	—
Additional investments by Holding from distributions paid to AllianceBernstein consolidated rabbi trust	26	5,929
Additional investments by Holding with proceeds from exercise of compensatory options to buy Holding Units	4,656	6,642
Purchases of Holding Units to fund long-term incentive compensation plan awards, net	(3,385)	(21,310)
Purchases of AllianceBernstein Units	(229)	(7)
Other	(9)	(6)
Net cash (used in) provided by financing activities	(109,263)	8,527

Effect of exchange rate changes on cash and cash equivalents	2,271	(6,476)

Net (decrease) in cash and cash equivalents	15,228	(67,712)
Cash and cash equivalents as of beginning of the period	509,891	627,182
Cash and cash equivalents as of end of the period	$525,119	$559,470

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index
ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2014
(unaudited)

The words “we” and “our” refer collectively to AllianceBernstein L.P. and its subsidiaries (“AllianceBernstein”), or to their officers and employees. Similarly, the word “company” refers to AllianceBernstein. These statements should be read in conjunction with AllianceBernstein’s audited consolidated financial statements included in AllianceBernstein’s Form 10-K for the year ended December 31, 2013.

1.	Business Description, Organization and Basis of Presentation

Business Description

We provide research, diversified investment management and related services globally to a broad range of clients. Our principal services include:

•	Institutional Services – servicing our institutional clients, including private and public pension plans, foundations and endowments, insurance companies, central banks and governments worldwide, and affiliates such as AXA and its subsidiaries, by means of separately-managed accounts, sub-advisory relationships, structured products, collective investment trusts, mutual funds, hedge funds and other investment vehicles.

•	Retail Services – servicing our retail clients, primarily by means of retail mutual funds sponsored by AllianceBernstein or an affiliated company, sub-advisory relationships with mutual funds sponsored by third parties, separately-managed account programs sponsored by financial intermediaries worldwide and other investment vehicles.

•	Private Client Services – servicing our private clients, including high-net-worth individuals and families, trusts and estates, charitable foundations, partnerships, private and family corporations, and other entities (including most institutions for which we manage accounts with less than $25 million in assets), by means of separately-managed accounts, hedge funds, mutual funds and other investment vehicles.

•	Bernstein Research Services – servicing institutional investors, such as pension fund, hedge fund and mutual fund managers, seeking high-quality fundamental research, quantitative services and brokerage-related services in equities and listed options.

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

       We provide a broad range of investment services with expertise in:

•	Actively-managed equity strategies, including style-pure (e.g., value and growth) and absolute return-focused strategies;

•	Actively-managed traditional and unconstrained fixed income strategies, including taxable and tax-exempt strategies;

•	Passive management, including index and enhanced index strategies;

•	Alternative investments, including hedge funds, fund of funds and private equity (e.g., direct real estate investing); and

•	Multi-asset solutions and services, including dynamic asset allocation, customized target date funds, target risk funds and other strategies tailored to help clients meet their investment goals.

Our services employ various investment disciplines, including market capitalization (e.g., large-, mid- and small-cap equities), term (e.g., long-, intermediate- and short-duration debt securities), and geographic location (e.g., U.S., international, global, emerging markets, regional and local), in major markets around the world.

Index
        Organization

As of March 31, 2014, AXA, a société anonyme organized under the laws of France and the holding company for an international group of insurance and related financial services companies, through certain of its subsidiaries (“AXA and its subsidiaries”) owned approximately 1.5% of the issued and outstanding units representing assignments of beneficial ownership of limited partnership interests in AllianceBernstein Holding L.P. (“Holding Units”).

As of March 31, 2014, the ownership structure of AllianceBernstein, expressed as a percentage of general and limited partnership interests, was as follows:

AXA and its subsidiaries	63.1%
Holding	35.5
Unaffiliated holders	1.4
100.0%

AllianceBernstein Corporation (an indirect wholly-owned subsidiary of AXA, “General Partner”) is the general partner of both AllianceBernstein Holding L.P. (“Holding”) and AllianceBernstein. AllianceBernstein Corporation owns 100,000 general partnership units in Holding and a 1% general partnership interest in AllianceBernstein. Including both the general partnership and limited partnership interests in Holding and AllianceBernstein, AXA and its subsidiaries had an approximate 63.6% economic interest in AllianceBernstein as of March 31, 2014.

Basis of Presentation

The interim condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the interim results, have been made. The preparation of the condensed consolidated financial statements requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the interim reporting periods. Actual results could differ from those estimates. The December 31, 2013 condensed consolidated statement of financial condition was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The condensed consolidated financial statements include AllianceBernstein and its majority-owned and/or controlled subsidiaries. All significant inter-company transactions and balances among the consolidated entities have been eliminated.

Reclassification

Prior-period amounts in regard to accretion expense related to contingent payment arrangements previously presented as a component of general and administrative expense are now presented separately as contingent payment arrangements in the condensed consolidated statements of income to conform to the current year’s presentation.

2.	Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In March 2013, the Financial Accounting Standards Board (”FASB”) issued Accounting Standards Update (“ASU”) 2013-05, Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. We adopted this standard effective January 1, 2014 and there was no material impact on our financial condition or results of operations.

In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. We adopted this standard effective January 1, 2014 and there was no material impact on our financial condition or results of operations.

3.	Long-term Incentive Compensation Plans

We maintain several unfunded, non-qualified long-term incentive compensation plans, under which we grant annual awards to employees, generally in the fourth quarter.

Index
Awards granted in December 2013 and 2012 allowed participants to allocate their awards between restricted Holding Units and deferred cash. Participants (except certain members of senior management) generally could allocate up to 50% of their awards to deferred cash, not to exceed a total of $250,000 per award. Each of our employees based outside of the United States (other than expatriates) who received a 2013 award of $100,000 or less could have allocated up to 100% of his or her award to deferred cash. For the 2013 awards, participants made their elections prior to the Compensation Committee meeting on December 12, 2013, the date on which the awards were granted and were valued using the closing price of a Holding Unit on that day. For the 2012 awards, participants had until mid-January 2013 to make their elections. The number of restricted Holding Units issued equaled the remaining dollar value of the award divided by the average of the closing prices of a Holding Unit for a five business day period in January 2013 commencing after participants made their elections. For the 2013 and 2012 awards:

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

We recognize compensation expense related to equity compensation grants in the financial statements using the fair value method. Fair value of restricted Holding Unit awards is the closing price of a Holding Unit on the grant date; fair value of options is determined using the Black-Scholes option valuation model. Under the fair value method, compensatory expense is measured at the grant date based on the estimated fair value of the award and is recognized over the required service period. For year-end long-term incentive compensation awards, employees who resign or are terminated without cause may retain their awards, subject to compliance with certain agreements and restrictive covenants set forth in the applicable award agreement, including restrictions on competition and employee and client solicitation, and a claw-back for failing to follow existing risk management policies. Most equity replacement, sign-on or similar deferred compensation awards included in separate employment agreements or arrangements include a required service period. Irrespective of whether or not the award agreement includes employee service requirements, Holding Units typically are distributed to employees ratably over four years, unless a long-term deferral election has been made.

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

We fund our restricted Holding Unit awards either by purchasing Holding Units on the open market or purchasing newly-issued Holding Units from Holding, all of which are then held in a consolidated rabbi trust until they are distributed to employees or retired. In accordance with the Amended and Restated Agreement of Limited Partnership of AllianceBernstein (“AllianceBernstein Partnership Agreement”), when AllianceBernstein purchases newly-issued Holding Units from Holding, Holding is required to use the proceeds it receives from AllianceBernstein to purchase the equivalent number of newly-issued AllianceBernstein Units, thus increasing its percentage ownership interest in AllianceBernstein. Holding Units held in the consolidated rabbi trust are corporate assets in the name of the trust and are available to the general creditors of AllianceBernstein.

During the first quarter of 2014, we purchased 0.2 million Holding Units (for $3.7 million, on a trade date basis) from employees to allow them to fulfill statutory tax withholding requirements at the time of distribution of long-term incentive compensation awards, offset by Holding Units purchased by employees as part of a distribution reinvestment election. During the first quarter of 2013, we purchased 1.0 million Holding Units (for $19.6 million, on a trade date basis). These amounts reflect open-market purchases of 0.8 million Holding Units for $16.0 million, with the remainder relating to purchases of Holding Units from employees to allow them to fulfill statutory tax withholding requirements at the time of distribution of long-term incentive compensation awards, offset by Holding Units purchased by employees as part of a distribution reinvestment election.

Each quarter, we have implemented plans to repurchase Holding Units pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (“Exchange Act”). A Rule 10b5-1 plan allows a company to repurchase its shares at times when it otherwise might be prevented from doing so because of self-imposed trading blackout periods or because it possesses material non-public information. Each broker we select has the authority under the terms and limitations specified in the plan to repurchase Holding Units on our behalf in accordance with the terms of the plan. Repurchases are subject to SEC regulations as well as certain price, market volume and timing constraints specified in the plan. The plan adopted during the first quarter of 2014 expired at the close of business on April 29, 2014. We did not buy any Holding Units pursuant to this plan during the first quarter of 2014. We may adopt additional Rule 10b5-1 plans in the future to engage in open-market purchases of Holding Units to help fund anticipated obligations under our incentive compensation award program and for other corporate purposes.

Index
During the first quarter of 2014, we granted to employees and Eligible Directors 0.2 million restricted Holding Unit awards. During the first quarter of 2013, we granted to employees and Eligible Directors 6.6 million restricted Holding Unit awards (including 6.5 million granted in January 2013 for 2012 year-end awards). Prior to the third quarter of 2013 (and our decision described in the next paragraph to retire unallocated Holding Units in AllianceBernstein’s consolidated rabbi trust), we funded awards by allocating previously repurchased Holding Units that had been held in the rabbi trust. In the first quarter of 2014, we used Holding Units repurchased during the quarter and newly-issued Holding Units to fund the restricted Holding Unit awards granted in the first quarter of 2014.

Effective July 1, 2013, management retired all unallocated Holding Units in AllianceBernstein’s consolidated rabbi trust. To retire such units, AllianceBernstein delivered the unallocated Holding Units held in the rabbi trust to Holding in exchange for the same number of AllianceBernstein units. Each entity then retired its units. As a result, on July 1, 2013, each of AllianceBernstein’s and Holding’s units outstanding decreased by approximately 13.1 million units. AllianceBernstein and Holding intend (subject to compliance with applicable safe harbor rules to avoid AllianceBernstein being treated as a publicly-traded partnership) to retire additional units as AllianceBernstein purchases Holding Units on the open market or from employees to allow them to fulfill statutory tax withholding requirements at the time of distribution of long-term incentive compensation awards, if such units are not required to fund new employee awards in the near future. If a sufficient number of Holding Units is not available in the rabbi trust to fund new awards, Holding will newly issue Holding Units in exchange for newly-issued AllianceBernstein units.

During the first quarter of 2014, Holding issued 273,084 Holding Units upon exercise of options to buy Holding Units. Holding used the proceeds of $4.7 million received from employees as payment in cash for the exercise price to purchase the equivalent number of newly-issued AllianceBernstein Units.

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

Typically, Available Cash Flow has been the adjusted diluted net income per unit for the quarter multiplied by the number of general and limited partnership interests at the end of the quarter. In future periods, management anticipates that Available Cash Flow will be based on adjusted diluted net income per unit, unless management determines that one or more non-GAAP adjustments that are made for adjusted net income should not be made with respect to the Available Cash Flow calculation.

On April 30, 2014, the General Partner declared a distribution of $0.44 per AllianceBernstein Unit, representing a distribution of Available Cash Flow for the three months ended March 31, 2014. The General Partner, as a result of its 1% general partnership interest, is entitled to receive 1% of each distribution. The distribution is payable on May 22, 2014 to holders of record on May 12, 2014.

5.	Real Estate Charges

During 2010, we performed a comprehensive review of our real estate requirements in New York in connection with our workforce reductions commencing in 2008. As a result, during 2010 we decided to sub-lease over 380,000 square feet in New York (in excess of 90% of this space has been sublet) and largely consolidate our New York-based employees into two office locations from three. During the third quarter of 2012, in an effort to further reduce our global real estate footprint, we completed a comprehensive review of our worldwide office locations and began implementing a global space consolidation plan. As a result, our intention is to sub-lease approximately 510,000 square feet of office space (approximately 70% of this space has been sublet), more than 70% of which is New York office space (in addition to the 380,000 square foot space reduction in 2010), with the remainder consisting of office space in England, Australia and various U.S. locations.

During the first quarter of 2014, we recorded real estate charges of $1.9 million, comprising $1.9 million relating to the W.P. Stewart acquisition and $1.7 million of accelerated amortization of leasehold improvements (relating to the 2012 plan), offset by $1.7 million from a change in estimates relating to previously recorded real estate charges (primarily relating to the 2012 plan).

Index
The activity in the liability account relating to our 2010 and 2012 office space consolidation initiatives for the following periods is as follows:

	Three Months Ended March 31, 2014	Twelve Months Ended December 31, 2013
	(in thousands)

Balance as of beginning of period	$199,527	$238,784
(Credit) expense incurred	(1,496)	18,371
Deferred rent	—	326
Payments made	(12,208)	(62,627)
Interest accretion	1,252	4,673
Balance as of end of period	$187,075	$199,527

6.	Net Income per Unit

Basic net income per unit is derived by reducing net income for the 1% general partnership interest and dividing the remaining 99% by the basic weighted average number of units outstanding for each period. Diluted net income per unit is derived by reducing net income for the 1% general partnership interest and dividing the remaining 99% by the total of the diluted weighted average number of units outstanding for each period.

	Three Months Ended March 31,
	2014	2013
	(in thousands, except per unit amounts)

Net income attributable to AllianceBernstein Unitholders	$116,725	$114,516

Weighted average units outstanding – basic	268,459	277,786
Dilutive effect of compensatory options to buy Holding Units	1,077	937
Weighted average units outstanding – diluted	269,536	278,723
Basic net income per AllianceBernstein Unit	$0.43	$0.41
Diluted net income per AllianceBernstein Unit	$0.43	$0.41

As of March 31, 2014 and 2013, we excluded 2,828,033 and 3,161,304 options, respectively, from the diluted net income per unit computation due to their anti-dilutive effect.

As discussed in Note 3, on July 1, 2013, management retired all unallocated Holding Units in AllianceBernstein’s consolidated rabbi trust, and, since that time, has continued to retire units as we have purchased Holding Units on the open market or from employees to allow them to fulfill statutory tax withholding requirements at the time of distribution of long-term incentive compensation awards.

7.	Cash and Securities Segregated Under Federal Regulations and Other Requirements

As of March 31, 2014 and December 31, 2013, $0.9 billion of United States Treasury Bills were segregated in a special reserve bank custody account for the exclusive benefit of brokerage customers of Sanford C. Bernstein & Co., LLC (one of our subsidiaries, “SCB LLC”) under Rule 15c3-3 of the Exchange Act.

AllianceBernstein Investments, Inc. (one of our subsidiaries, “AllianceBernstein Investments”), the distributor of company-sponsored U.S. mutual funds, maintains several special bank accounts for the exclusive benefit of customers. As of March 31, 2014 and December 31, 2013, $45.4 million and $56.0 million, respectively, of cash were segregated in these bank accounts.

Index
8.	Investments

Investments consist of:
	March 31, 2014	December 31, 2013
	(in thousands)

Available-for-sale (primarily seed capital)	$5,541	$4,858
Trading:
Long-term incentive compensation-related	72,386	88,385
United States Treasury Bills	28,994	38,986
Seed capital	403,812	316,681
Equities and exchange-traded options	71,889	130,059
Investments in limited partnership hedge funds:
Long-term incentive compensation-related	24,915	29,194
Seed capital	80,259	75,354
Consolidated private equity fund (10% seed capital)	35,022	45,741
Private equity (seed capital)	42,907	45,360
Other	5,570	4,976
Total investments	$771,295	$779,594

Total investments related to long-term incentive compensation obligations of $97.3 million and $117.6 million as of March 31, 2014 and December 31, 2013, respectively, consist of company-sponsored mutual funds and hedge funds. For long-term incentive compensation awards granted before 2009, we typically made investments in our services that were notionally elected by plan participants and maintained them (and continue to maintain them) in a consolidated rabbi trust or separate custodial account. The rabbi trust and custodial account enable us to hold such investments separate from our other assets for the purpose of settling our obligations to participants. The investments held in the rabbi trust and custodial account remain available to the general creditors of AllianceBernstein.

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

We enter into various futures, forwards and swaps to economically hedge certain seed money investments.  In addition, we have currency forwards that economically hedge certain cash accounts. We do not hold any derivatives designated in a formal hedge relationship under Accounting Standards Codification (“ASC”) 815-10, Derivatives and Hedging.

The notional value and fair value as of March 31, 2014 and December 31, 2013 for derivative instruments not designated as hedging instruments were as follows:

		Fair Value
	Notional Value	Asset Derivatives	Liability Derivatives
	(in thousands)
March 31, 2014:
Exchange-traded futures	$70,587	$144	$2,348
Currency forwards	192,570	566	1,678
Interest rate swaps	72,452	1,021	951
Credit default swaps	52,065	810	363
Option swaps	232	188	101
Total return swaps	81,742	923	1,573
Total derivatives	$469,648	$3,652	$7,014

December 31, 2013:
Exchange-traded futures	$63,107	$289	$2,542
Currency forwards	111,774	576	927
Interest rate swaps	81,253	1,149	573
Credit default swaps	42,270	696	126
Option swaps	144	87	86
Total return swaps	85,107	488	2,057
Total derivatives	$383,655	$3,285	$6,311

As of March 31, 2014 and December 31, 2013, the derivative assets and liabilities are included in both receivables and payables to brokers and dealers on our condensed consolidated statements of financial condition.

The gains and losses for the three months ended March 31, 2014 and 2013 recognized in investment gains (losses) in the condensed consolidated statements of income were as follows:

	Three Months Ended March 31,
	2014	2013
	(in thousands)

Exchange-traded futures	$(498)	$(3,931)
Currency forwards	(1,666)	176
Interest rate swaps	(793)	283
Credit default swaps	(5)	(112)
Options swaps	(35)	(124)
Total return swaps	(2,524)	(3,375)
Net (losses) on derivative instruments	$(5,521)	$(7,083)

We may be exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments. We take steps to minimize our counterparty exposure through a credit review and approval process. In addition, we executed various collateral arrangements with counterparties to the over-the-counter derivative transactions that require both pledging and accepting collateral in the form of cash. As of March 31, 2014 and December 31, 2013, we held $2.7 million and $1.4 million, respectively, of cash collateral payable to trade counterparties. This obligation to return cash is reported in payables to brokers and dealers in our condensed consolidated statements of financial condition.

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

Index
Certain of our standardized contracts for over-the-counter derivative transactions (“ISDA Master Agreements”) contain credit risk related contingent provisions related to each counterparty’s credit rating. In some ISDA Master Agreements, if the counterparty’s credit rating (or in some agreements, our AUM) falls below a specified threshold, either a default or a termination event permitting the counterparty to terminate the ISDA Master Agreement would be triggered. In all agreements that provide for collateralization, various levels of collateralization of net liability positions are applicable, depending on the credit rating of the counterparty. As of March 31, 2014 and December 31, 2013, we delivered $9.1 million and $8.9 million, respectively, of cash collateral into brokerage accounts, which is reported in cash and cash equivalents in our condensed consolidated statements of financial condition.

10.	Offsetting Assets and Liabilities

Offsetting of securities borrowed as of March 31, 2014 and December 31, 2013 was as follows:

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Pledged	Net Amount
	(in thousands)

March 31, 2014	$140,860	$—	$140,860	$—	$140,860	$—
December 31, 2013	$83,619	$—	$83,619	$—	$83,619	$—

Offsetting of securities loaned as of March 31, 2014 and December 31, 2013 was as follows:

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
	(in thousands)

March 31, 2014	$36,894	$—	$36,894	$—	$36,894	$—
December 31, 2013	$65,101	$—	$65,101	$—	$65,101	$—

11.	Fair Value

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

Index
 Assets and Liabilities Measured at Fair Value on a Recurring Basis

Valuation of our financial instruments by pricing observability levels as of March 31, 2014 and December 31, 2013 was as follows (in thousands):

	Level 1	Level 2	Level 3	Total

March 31, 2014:
Money markets	$124,619	$—	$—	$124,619
U.S. Treasury Bills	—	884,756	—	884,756
Available-for-sale
Equity securities	5,279	—	—	5,279
Fixed income securities	262	—	—	262
Trading
Equity securities	329,799	1,411	—	331,210
Fixed income securities	195,304	2,747	—	198,051
Long-exchange traded options	18,826	—	—	18,826
Derivatives	144	3,508	—	3,652
Private equity	11,264	5,670	50,744	67,678
Total assets measured at fair value	$685,497	$898,092	$50,744	$1,634,333

Securities sold not yet purchased
Short equities – corporate	$119,359	$—	$—	$119,359
Short exchange-traded options	10,902	—	—	10,902
Derivatives	2,348	4,666	—	7,014
Total liabilities measured at fair value	$132,609	$4,666	$—	$137,275

December 31, 2013:
Money markets	$153,630	$—	$—	$153,630
U.S. Treasury Bills	—	964,953	—	964,953
Available-for-sale
Equity securities	4,794	—	—	4,794
Fixed income securities	64	—	—	64
Trading
Equity securities	312,931	1,235	—	314,166
Fixed income securities	194,085	4,253	—	198,338
Long exchange-traded options	22,621	—	—	22,621
Derivatives	290	2,995	—	3,285
Private equity	19,836	8,934	52,081	80,851
Total assets measured at fair value	$708,251	$982,370	$52,081	$1,742,702

Securities sold not yet purchased
Short equities – corporate	$46,978	$—	$—	$46,978
Short exchange-traded options	25,005	—	—	25,005
Derivatives	2,542	3,769	—	6,311
Total liabilities measured at fair value	$74,525	$3,769	$—	$78,294

Index
Following is a description of the fair value methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy:

•	Money markets: We invest excess cash in various money market funds that are valued based on quoted prices in active markets; these are included in Level 1 of the valuation hierarchy.

•	Treasury Bills: We hold United States Treasury Bills, which are primarily segregated in a special reserve bank custody account as required by Rule 15c3-3 of the Exchange Act. These securities are valued based on quoted yields in secondary markets and are included in Level 2 of the valuation hierarchy.

•	Equity and fixed income securities: Our equity and fixed income securities consist principally of company-sponsored mutual funds with net asset values and various separately-managed portfolios consisting primarily of equity and fixed income securities with quoted prices in active markets, which are included in Level 1 of the valuation hierarchy. In addition, some securities are valued based on observable inputs from recognized pricing vendors, which are included in Level 2 of the valuation hierarchy.

•	Derivatives: We hold exchange-traded futures with counterparties that are included in Level 1 of the valuation hierarchy. In addition, we also hold currency forward contracts, interest rate swaps, credit default swaps, option swaps and total return swaps with counterparties that are included in Level 2 of the valuation hierarchy.

•	Options: We hold long exchange-traded options that are included in Level 1 of the valuation hierarchy.

•	Private equity: Generally, the valuation of private equity investments owned by our consolidated venture capital fund requires significant management judgment due to the absence of quoted market prices, inherent lack of liquidity and the long-term nature of such investments. Private equity investments are valued initially at cost. The carrying values of private equity investments are adjusted either up or down from cost to reflect expected exit values as evidenced by financing and sale transactions with third parties, or when determination of a valuation adjustment is confirmed through ongoing review in accordance with our valuation policies and procedures. A variety of factors are reviewed and monitored to assess positive and negative changes in valuation, including current operating performance and future expectations of investee companies, industry valuations of comparable public companies, changes in market outlooks, and the third party financing environment over time. In determining valuation adjustments resulting from the investment review process, particular emphasis is placed on current company performance and market conditions. For these reasons, which make the fair value of private equity investments unobservable, equity investments are included in Level 3 of the valuation hierarchy. However, if private equity investments owned by our consolidated venture capital fund become publicly-traded, they are included in Level 1 of the valuation hierarchy. Also, if these investments contain trading restrictions, publicly-traded equity investments are included in Level 2 of the valuation hierarchy. During the first quarter of 2014, the trading restriction period for one of our public securities lapsed and, as a result, $3.0 million was transferred from a Level 2 classification to a Level 1 classification.

•	Securities sold not yet purchased: Securities sold not yet purchased, primarily reflecting short positions in equities and exchange-traded options, are included in Level 1 of the valuation hierarchy.

The change in carrying value associated with Level 3 financial instruments carried at fair value is as follows:

	Three Months Ended March 31,
	2014	2013
	(in thousands)

Balance as of beginning of period	$52,081	$76,953
Transfer out	—	—
Purchases	501	10
Sales	(1,121)	—
Realized gains (losses), net	1,121	—
Unrealized gains (losses), net	(1,838)	(2,110)
Balance as of end of period	$50,744	$74,853

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

Index
Quantitative information about Level 3 fair value measurements as of March 31, 2014 and December 31, 2013 is as follows:

	Fair Value as of March 31, 2014	Valuation Technique	Unobservable Input	Range
	(in thousands)
Private Equity:

Technology, Media and Telecommunications	$15,457	Market comparable companies	Revenue multiple	2.0 – 2.5
			Discount rate	18%
			Discount years	1.75

Healthcare and Cleantech	$2,539	Market comparable companies	Revenue multiple(1)	0.9 – 16.8
			R&D multiple(1)	0.3 – 10.0
			Discount for lack of marketability and risk factors	50%

(1)	The median for the Healthcare and Cleantech revenue multiple is 7.2; the median R&D multiple is 5.3.

	Fair Value as of December 31, 2013	Valuation Technique	Unobservable Input	Range
	(in thousands)
Private Equity:

Technology, Media and Telecommunications	$13,956	Market comparable companies	Revenue multiple	2.5 – 3.5
			Discount rate	18%
			Discount years	1.0

Healthcare and Cleantech	$2,892	Market comparable companies	Revenue multiple(2)	1.2 – 49.0
			R&D multiple(2)	1.1 – 17.1
			Discount for lack of marketability and risk factors	50-60%

(2)	The median for the Healthcare and Cleantech revenue multiple is 12.5; the median R&D multiple is 11.0.

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

Index
One of our private equity investments is a venture capital fund (fair value of $27.2 million and unfunded commitment of $10.1 million as of March 31, 2014) that invests in communications, consumer, digital media, healthcare and information technology markets. Also, we have an investment in a private equity fund focused exclusively on the energy sector (fair value of $5.4 million and unfunded commitment of $2.2 million as of March 31, 2014). In addition, one of the investments included in our consolidated private equity fund (fair value of $0.1 million and unfunded commitment of $0.2 million as of March 31, 2014) is a venture capital fund investing in clean energy, resource and energy efficiency and other sustainable industries. The fair value of each of these investments has been estimated using the capital account balances provided by the partnerships. The interests in these partnerships cannot be redeemed.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We did not have any material assets or liabilities that were measured at fair value for impairment on a nonrecurring basis during the three months ended March 31, 2014 or during the year ended December 31, 2013.

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

During the first quarter of 2012, we received a legal letter of claim (the “Letter of Claim”) sent on behalf Philips Pension Trustees Limited and Philips Electronics U.K. Limited (“Philips”), a former pension fund client, alleging that AllianceBernstein Limited (one of our subsidiaries organized in the U.K.) was negligent and failed to meet certain applicable standards of care with respect to the initial investment in, and management of, a £500 million portfolio of U.S. mortgage-backed securities. The alleged damages range between $177 million and $234 million, plus compound interest on an alleged $125 million of realized losses in the portfolio. On January 2, 2014, Philips filed a claim form (“Claim”) in the High Court of Justice in London, England, which formally commences litigation with respect to the allegations in the Letter of Claim.

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

In management’s opinion, an adequate accrual has been made as of March 31, 2014 to provide for any probable losses regarding any litigation matters for which we can reasonably estimate an amount of loss. It is reasonably possible that we could incur additional losses pertaining to these matters, but currently we cannot estimate any such additional losses.

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

Index
13.	Units Outstanding

Changes in limited partnership units outstanding during the three-month period ended March 31, 2014 were as follows:

Outstanding as of December 31, 2013	268,373,419
Options exercised	273,084
Units issued	8,337
Units retired	(81,438)
Outstanding as of March 31, 2014	268,573,402

During the first quarter of 2014, we purchased 9,505 AllianceBernstein Units in private transactions and retired them.

As discussed in Note 3, on July 1, 2013, management retired all unallocated Holding Units in AllianceBernstein’s consolidated rabbi trust, and, since that time, has continued to retire units as we have purchased Holding Units on the open market or from employees to allow them to fulfill statutory tax withholding requirements at the time of distribution of long-term incentive compensation awards.

14.	Debt

As of March 31, 2014 and December 31, 2013, AllianceBernstein had $373.1 million and $268.4 million, respectively, in commercial paper outstanding with weighted average interest rates of approximately 0.2% and 0.3%, respectively. The commercial paper is short term in nature, and as such, recorded value is estimated to approximate fair value (and considered a Level 2 security in the fair value hierarchy). Average daily borrowings of commercial paper during the first three months of 2014 and the full year 2013 were $436.7 million and $282.0 million, respectively, with weighted average interest rates of approximately 0.2% and 0.3%, respectively.

15.	Changes in Capital

Changes in capital during the three-month period ended March 31, 2014 are as follows:

	Partners’ Capital Attributable to AllianceBernstein Unitholders	Non- Controlling Interests In Consolidated Entities	Total Capital
	(in thousands)

Balance as of December 31, 2013	$4,027,486	$42,240	$4,069,726
Comprehensive income:
Net income	116,725	1,813	118,538
Other comprehensive income, net of tax:
Unrealized gains on investments	289	—	289
Foreign currency translation adjustments	2,108	41	2,149
Changes in employee benefit related items	(833)	—	(833)
Comprehensive income	118,289	1,854	120,143

Distributions to General Partner and unitholders	(178,994)	—	(178,994)
Capital contributions from affiliates	6,209	—	6,209
Purchases of AllianceBernstein Units	(229)	—	(229)
Compensation-related transactions	7,398	—	7,398
Balance as of March 31, 2014	$3,980,159	$44,094	$4,024,253

Index
Changes in capital during the three-month period ended March 31, 2013 are as follows:

	Partners’ Capital Attributable to AllianceBernstein Unitholders	Non-Controlling Interests In Consolidated Entities	Total Capital
	(in thousands)

Balance as of December 31, 2012	$3,759,766	$43,502	$3,803,268
Comprehensive income:
Net income (loss)	114,516	(1,485)	113,031
Other comprehensive income, net of tax:
Unrealized gains on investments	359	—	359
Foreign currency translation adjustments	(10,330)	10	(10,320)
Changes in employee benefit related items	190	—	190
Comprehensive income	104,735	(1,475)	103,260

Distributions to General Partner and unitholders	(106,182)	—	(106,182)
Capital contributions from affiliates	750	—	750
Purchases of AllianceBernstein Units	(7)	—	(7)
Compensation-related transactions	127,562	—	127,562
Balance as of March 31, 2013	$3,886,624	$42,027	$3,928,651

Deferred taxes are not recognized on foreign currency translation adjustments for foreign subsidiaries whose earnings are considered permanently invested outside the United States.

16.	Acquisitions

On January 20, 2014, we signed a share purchase agreement with Formuepleje A/S, Fondsmaeglerselskab and certain individual shareholders to acquire CPH Capital Fondsmaeglerselskab A/S, a Danish asset management firm that currently manages approximately $3 billion in global core equity assets for institutional investors. This acquisition requires approval from the Danish Financial Services Authority and we anticipate closing this acquisition during the second quarter of 2014. The acquisition is not expected to have a significant impact on 2014 revenues and earnings.

Index
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Our total assets under management (“AUM”) as of March 31, 2014 were $454.1 billion, up $3.7 billion, or 0.8%, compared to December 31, 2013, and up $10.9 billion, or 2.4%, compared to March 31, 2013. During the first quarter of 2014, AUM increased as a result of market appreciation of $8.1 billion, offset by $4.4 billion of net outflows (primarily in Institutions and Retail, offset by inflows in Private Client). During the twelve months ended March 31, 2014, AUM increased as a result of market appreciation of $28.1 billion and AUM acquired in an acquisition of $2.1 billion, offset by net outflows of $19.3 billion (primarily in Institutions and Retail).

Institutional AUM increased $0.4 billion, or 0.1%, to $226.4 billion during the first quarter of 2014, primarily due to market appreciation of $4.3 billion, partially offset by net outflows of $3.8 billion (as compared to net outflows of $5.6 billion during the fourth quarter of 2013). Gross sales decreased 49.4% sequentially from $5.5 billion during the fourth quarter of 2013 to $2.8 billion during the first quarter of 2014. However, redemptions and terminations decreased 64.4% sequentially from $9.2 billion to $3.3 billion. Also, the pipeline of awarded but unfunded Institutional mandates increased from $5.6 billion at December 31, 2013 to $7.6 billion at March 31, 2014.

Retail AUM increased $2.0 billion, or 1.3%, to $155.0 billion during the first quarter of 2014, primarily due to market appreciation of $3.1 billion, offset by net outflows of $1.1 billion (as compared to net outflows of $3.9 billion during the fourth quarter of 2013). Gross sales increased 28.0% sequentially from $7.8 billion during the fourth quarter of 2013 to $9.9 billion during the first quarter of 2014, resulting from higher sales in Asia, the U.S. and Latin America, and in every asset class. Additionally, redemptions and terminations decreased 6.2% sequentially from $10.5 billion to $9.8 billion.

Private Client AUM increased $1.3 billion, or 1.8%, to $72.7 billion during the first quarter of 2014, primarily due to market appreciation of $0.7 billion and net inflows of $0.5 billion (as compared to net outflows of $0.8 billion during the fourth quarter of 2013). Gross sales increased 45.0% sequentially from $1.5 billion during the fourth quarter of 2013 to $2.2 billion during the first quarter of 2014. Additionally, redemptions and terminations decreased 10.6% sequentially from $1.8 billion to $1.6 billion.

Bernstein Research Services revenue for the first quarter of 2014 was $123.0 million, up $13.3 million, or 12.1%, compared to the first quarter of 2013, as a result of strong growth across all geographies, particularly in Europe.

Net revenues for the first quarter increased $5.5 million, or 0.8%, to $714.6 million from $709.1 million in the first quarter of 2013. The most significant drivers of the increase were higher Bernstein Research Services revenues of $13.3 million and higher base advisory fees of $11.7 million, partially offset by lower distribution revenues of $12.5 million and lower investment gains of $6.5 million. Operating expenses for the first quarter of 2014 decreased $0.2 million, or 0.1%, to $584.7 million from $584.9 million in the first quarter of 2013, primarily due to lower promotion and servicing expenses of $10.1 million, partially offset by higher employee compensation and benefits expenses of $5.8 million, higher general and administrative expenses of $2.4 million and higher real estate charges of $1.3 million.

Operating income for the first quarter of 2014 increased $5.7 million, or 4.6%, to $129.9 million, from the first quarter of 2013, and our operating margin increased from 17.7% (21.9% on an adjusted basis) in the first quarter of 2013 to 17.9% (21.9% on an adjusted basis) in the first quarter of 2014.

Index
Assets Under Management

Assets under management by distribution channel were as follows:

	As of March 31,
	2014	2013	$ Change	% Change
	(in billions)

Institutions	$226.4	$225.1	$1.3	0.6%
Retail	155.0	150.4	4.6	3.1
Private Client	72.7	67.7	5.0	7.3
Total	$454.1	$443.2	$10.9	2.4

Assets under management by investment service were as follows:

	As of March 31,
	2014	2013	$ Change	% Change
	(in billions)
Equity
Actively Managed	$108.6	$98.8	$9.8	10.0%
Passively Managed(1)	48.2	43.8	4.4	9.9
Total Equity	156.8	142.6	14.2	9.9

Fixed Income
Actively Managed
Taxable	213.4	226.0	(12.6)	(5.6)
Tax–exempt	30.0	30.9	(0.9)	(3.1)
	243.4	256.9	(13.5)	(5.3)

Passively Managed(1)	9.1	8.3	0.8	9.5
Total Fixed Income	252.5	265.2	(12.7)	(4.8)

Other(2)	44.8	35.4	9.4	26.5
Total	$454.1	$443.2	$10.9	2.4

(1)	Includes index and enhanced index services.
(2)	Includes multi-asset solutions and services, and certain alternative investments.

Index
Changes in assets under management for the three-month and twelve-month periods ended March 31, 2014 were as follows:

	Distribution Channel
	Institutions	Retail	Private Client	Total
	(in billions)

Balance as of December 31, 2013	$226.0	$153.0	$71.4	$450.4
Long-term flows:
Sales/new accounts	2.8	9.9	2.2	14.9
Redemptions/terminations	(3.3)	(9.8)	(1.6)	(14.7)
Cash flow/unreinvested dividends	(3.3)	(1.2)	(0.1)	(4.6)
Net long-term inflows (outflows)	(3.8)	(1.1)	0.5	(4.4)
Transfers in/(out)	(0.1)	-	0.1	-
Market appreciation	4.3	3.1	0.7	8.1
Net change	0.4	2.0	1.3	3.7
Balance as of March 31, 2014	$226.4	$155.0	$72.7	$454.1

Balance as of March 31, 2013	$225.1	$150.4	$67.7	$443.2
Long-term flows:
Sales/new accounts	20.5	44.5	6.7	71.7
Redemptions/terminations	(18.2)	(47.5)	(7.5)	(73.2)
Cash flow/unreinvested dividends	(10.5)	(5.8)	(1.5)	(17.8)
Net long-term inflows (outflows)	(8.2)	(8.8)	(2.3)	(19.3)
Acquisition	0.3	0.7	1.1	2.1
Transfers in/(out)	(0.1)	-	0.1	-
Market appreciation	9.3	12.7	6.1	28.1
Net change	1.3	4.6	5.0	10.9
Balance as of March 31, 2014	$226.4	$155.0	$72.7	$454.1

	Investment Service
	Equity Actively Managed	Equity Passively Managed(1)	Fixed Income Actively Managed - Taxable	Fixed Income Actively Managed -Tax -Exempt	Fixed Income Passively Managed(1)	Other(2)	Total
	(in billions)

Balance as of December 31, 2013	$107.8	$49.3	$211.0	$28.7	$9.3	$44.3	$450.4
Long-term flows:
Sales/new accounts	4.2	0.1	7.3	1.4	0.2	1.7	14.9
Redemptions/terminations	(3.6)	(0.2)	(7.5)	(0.8)	(0.2)	(2.4)	(14.7)
Cash flow/unreinvested dividends	(0.7)	(1.7)	(2.3)	0.1	(0.5)	0.5	(4.6)
Net long-term (outflows) inflows	(0.1)	(1.8)	(2.5)	0.7	(0.5)	(0.2)	(4.4)
Market appreciation (depreciation)	0.9	0.7	4.9	0.6	0.3	0.7	8.1
Net change	0.8	(1.1)	2.4	1.3	(0.2)	0.5	3.7
Balance as of March 31, 2014	$108.6	$48.2	$213.4	$30.0	$9.1	$44.8	$454.1

Balance as of March 31, 2013	$98.8	$43.8	$226.0	$30.9	$8.3	$35.4	$443.2
Long-term flows:
Sales/new accounts	15.8	2.7	42.7	4.7	1.4	4.4	71.7
Redemptions/terminations	(18.9)	(0.7)	(45.2)	(4.5)	(0.8)	(3.1)	(73.2)
Cash flow/unreinvested dividends	(6.1)	(6.0)	(8.6)	(1.0)	0.2	3.7	(17.8)
Net long-term (outflows) inflows	(9.2)	(4.0)	(11.1)	(0.8)	0.8	5.0	(19.3)
Acquisition	2.1	-	-	-	-	-	2.1
Market appreciation (depreciation)	16.9	8.4	(1.5)	(0.1)	-	4.4	28.1
Net change	9.8	4.4	(12.6)	(0.9)	0.8	9.4	10.9
Balance as of March 31, 2014	$108.6	$48.2	$213.4	$30.0	$9.1	$44.8	$454.1

(1)	Includes index and enhanced index services.
(2)	Includes multi-asset solutions and services, and certain alternative investments.

Index
Average assets under management by distribution channel and investment service were as follows:

	Three Months Ended
	3/31/14	3/31/13	$ Change	% Change
	(in billions)
Distribution Channel:
Institutions	$227.1	$222.6	$4.5	2.1%
Retail	153.2	147.2	6.0	4.0
Private Client	71.7	66.9	4.8	7.1
Total	$452.0	$436.7	$15.3	3.5

Investment Service:
Equity Actively Managed	$107.4	$97.3	$10.1	10.4%
Equity Passively Managed(1)	48.2	42.2	6.0	14.3
Fixed Income Actively Managed – Taxable	212.8	224.4	(11.6)	(5.2)
Fixed Income Actively Managed – Tax-exempt	29.5	30.9	(1.4)	(4.6)
Fixed Income Passively Managed(1)	9.4	8.1	1.3	16.5
Other (2)	44.7	33.8	10.9	32.2
Total	$452.0	$436.7	$15.3	3.5

(1)	Includes index and enhanced index services.
(2)	Includes multi-asset solutions and services, and certain alternative investments.

Our Institutional channel first quarter average AUM of $227.1 billion increased by $4.5 billion, or 2.1%, compared to the first quarter of 2013, primarily due to our Institutional channel AUM increasing $1.3 billion, or 0.6%, over the last twelve months to $226.4 billion at March 31, 2014. The relatively smaller increase in AUM of $1.3 billion during the last twelve months as compared to the increase of $4.5 billion in year-to-year average AUM is due to higher net outflows occurring in March 2014. The $1.3 billion increase in AUM over the past twelve months was primarily due to $9.3 billion of market appreciation, offset by net outflows of $8.2 billion (consisting of outflows of $9.5 billion in equity services and $0.3 billion in fixed income services, offset by inflows of $1.6 billion in other services).

Our Retail channel first quarter average AUM of $153.2 billion increased by $6.0 billion, or 4.0%, compared to the first quarter of 2013, primarily due to our Retail channel AUM increasing $4.6 billion, or 3.1%, over the last twelve months to $155.0 billion at March 31, 2014. The $4.6 billion increase in AUM over the past twelve months was primarily due to market appreciation of $12.7 billion, offset by net outflows of $8.8 billion (consisting of outflows of $9.2 billion in fixed income services and $1.8 billion in equity services, offset by inflows of $2.2 billion in other services).

Our Private Client channel first quarter average AUM of $71.7 billion increased by $4.8 billion, or 7.1%, compared to the first quarter of 2013, primarily due to our Private Client channel AUM increasing $5.0 billion, or 7.3%, over the last twelve months to $72.7 billion at March 31, 2014. The $5.0 billion increase in AUM over the past twelve months was primarily due to market appreciation of $6.1 billion, offset by net outflows of $2.3 billion (consisting of outflows of $1.9 billion in equity services and $1.7 billion in fixed income services, offset by inflows of $1.3 billion in other services).

Index
Absolute investment composite returns, net of fees, and relative performance compared to benchmarks for certain representative Institutional (except as otherwise indicated) equity and fixed income services were as follows for the three months ended March 31:

	2014	2013

Global High Income (fixed income)
Absolute return	3.3%	2.9%
Relative return (vs. 33% Barclays High Yield, 33% JPM EMBI Global and 33% JPM GBI-EM)	0.5	2.6
Global Fixed Income (fixed income)
Absolute return	2.5	(2.7)
Relative return (vs. CITI WLD GV BD-USD/JPM GLBL BD)	(0.1)	0.1
Intermediate Municipal Bonds (fixed income) (Private Client composite)
Absolute return	1.5	0.3
Relative return (vs. Lipper Short/Int. Blended Muni Fund Avg)	0.0	(0.1)
U.S. Strategic Core Plus (fixed income)
Absolute return	2.4	0.1
Relative return (vs. Barclays U.S. Aggregate)	0.5	0.2
Emerging Market Debt (fixed income)
Absolute return	3.9	(2.0)
Relative return (vs. JPM EMBI Global/JPM EMBI)	0.4	0.3
Global Plus (fixed income)
Absolute return	2.6	(1.9)
Relative return (vs. Barclays Global Aggregate)	0.2	0.2
Emerging Markets Value
Absolute return	(0.4)	(4.1)
Relative return (vs. MSCI EM Index)	0.0	(2.5)
Global Value
Absolute return	2.2	8.4
Relative return (vs. MSCI World Index)	0.9	0.7
Global Strategic Value
Absolute return	3.0	8.8
Relative return (vs. MSCI ACWI Index)	1.9	2.3
U.S. Small & Mid Cap Value
Absolute return	2.7	14.3
Relative return (vs. Russell 2500 Value Index)	(0.8)	0.9
U.S. Strategic Value
Absolute return	2.9	13.3
Relative return (vs. Russell 1000 Value Index)	(0.1)	1.0
U.S. Small Cap Growth
Absolute return	1.3	10.9
Relative return (vs. Russell 2000 Growth Index)	0.8	(2.3)
U.S. Large Cap Growth
Absolute return	(0.9)	9.2
Relative return (vs. Russell 1000 Growth Index)	(2.0)	(0.3)
U.S. Small & Mid Cap Growth
Absolute return	0.8	11.4
Relative return (vs. Russell 2500 Growth Index)	(0.3)	(0.8)
Select U.S. Equity
Absolute return	0.7	10.8
Relative return (vs. S&P 500 Index)	(1.1)	0.2
International Style Blend – Developed
Absolute return	0.9	4.7
Relative return (vs. MSCI EAFE Index)	0.2	(0.4)

The markets had a somewhat volatile start to the year as the U.S. Federal Reserve began to pull back its bond purchases. However, with cuts to asset purchases already priced into the markets, the impact on bond returns was not significant. As central banks worldwide adjust monetary stances and rate policies—now in divergent directions—continued moderate volatility remains likely.

Index
During the quarter our global plus and U.S. multi-sector portfolios outperformed their benchmarks due to an overweight in non-government sectors and security selection in corporate bonds. Performance of our global fixed income portfolios was similar to benchmarks; country/yield curve decisions detracted, offset somewhat by sector and currency decisions. Performance of our emerging market debt portfolios exceeded benchmarks, driven by country decisions and security selection. Performance in our high income portfolios was ahead of benchmarks due to an underweight in emerging market debt in favor of developed market credit sectors such as high yield and non-agency mortgages, with investment-grade corporate exposures also helping.

Municipals outperformed comparable taxable bonds after underperforming in 2013 as mutual fund outflows abated and supply remained light. In fact, municipal new issue supply was 26% less in the first quarter than a year ago.  Our portfolios performed in-line with their peers; the biggest contributor to performance was our overweight to credit while an underweight in callable bonds detracted from performance.

Performance of our equity services compared to benchmarks was mixed in the first quarter of 2014.  Our value services typically did well, as investors continued their return to under-valued stocks with strong or recovering fundamentals.  Our growth portfolios mostly lagged, as investors realized profits on quality growth stocks that did well in 2013.  Finally, the Select U.S. portfolio under-performed as consumer discretionary stocks were under pressure, and  large cap technology and energy stocks outperformed, groups which are underweight in the portfolio relative to the benchmark.

Consolidated Results of Operations

	Three Months Ended
	3/31/14	3/31/13	$ Change	% Change
	(in millions, except per unit amounts)

Net revenues	$714.6	$709.1	$5.5	0.8%
Expenses	584.7	584.9	(0.2)	(0.1)
Operating income	129.9	124.2	5.7	4.6
Income taxes	11.4	11.2	0.2	1.8
Net income	118.5	113.0	5.5	4.9
Net income (loss) of consolidated entities attributable to non-controlling interests	1.8	(1.5)	3.3	n/m
Net income attributable to AllianceBernstein Unitholders	$116.7	$114.5	$2.2	1.9

Diluted net income per AllianceBernstein Unit	$0.43	$0.41	$0.02	4.9

Distributions per AllianceBernstein Unit	$0.44	$0.41	$0.03	7.3

Operating margin (1)	17.9%	17.7%

(1)	Operating income excluding net income (loss) attributable to non-controlling interests as a percentage of net revenues.

Net income attributable to AllianceBernstein Unitholders for the three months ended March 31, 2014 increased $2.2 million, or 1.9%, from the three months ended March 31, 2013. The increase was due to (in millions):

Higher Bernstein Research Services revenues	$13.3
Higher base advisory fees	11.7
Lower investment gains (relating to seed capital and deferred compensation investments)	(10.0)
Higher employee compensation and benefits expenses	(5.8)
Higher other promotion and servicing expenses	(4.0)
Higher general and administrative expenses (excluding real estate charges)	(2.4)
Other	(0.6)
$2.2

Index
Real Estate Charges

During 2010, we performed a comprehensive review of our real estate requirements in New York in connection with our workforce reductions commencing in 2008. As a result, during 2010 we decided to sub-lease over 380,000 square feet in New York (in excess of 90% of this space has been sublet) and largely consolidate our New York-based employees into two office locations from three. During the third quarter of 2012, in an effort to further reduce our global real estate footprint, we completed a comprehensive review of our worldwide office locations and began implementing a global space consolidation plan. As a result, our intention is to sub-lease approximately 510,000 square feet of office space (approximately 70% of this space has been sublet), more than 70% of which is New York office space (in addition to the 380,000 square foot space reduction in 2010), with the remainder consisting of office space in England, Australia and various U.S. locations.

During the first quarter of 2014, we recorded real estate charges of $1.9 million, comprising $1.9 million relating to the W.P. Stewart acquisition and $1.7 million of accelerated amortization of leasehold improvements (relating to the 2012 plan), offset by $1.7 million from a change in estimates relating to previously recorded real estate charges (primarily relating to the 2012 plan).

Units Outstanding

Each quarter, we have implemented plans to repurchase Holding Units pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (“Exchange Act”). A Rule 10b5-1 plan allows a company to repurchase its shares at times when it otherwise might be prevented from doing so because of self-imposed trading blackout periods or because it possesses material non-public information. Each broker we select has the authority under the terms and limitations specified in the plan to repurchase Holding Units on our behalf in accordance with the terms of the plan. Repurchases are subject to SEC regulations as well as certain price, market volume and timing constraints specified in the plan. The plan adopted during the first quarter of 2014 expired at the close of business on April 29, 2014. We did not buy any Holding Units pursuant to this plan during the first quarter of 2014. We may adopt additional Rule 10b5-1 plans in the future to engage in open-market purchases of Holding Units to help fund anticipated obligations under our incentive compensation award program and for other corporate purposes.

Effective July 1, 2013, management retired all unallocated Holding Units in AllianceBernstein’s consolidated rabbi trust. To retire such units, AllianceBernstein delivered the unallocated Holding Units held in the rabbi trust to Holding in exchange for the same number of AllianceBernstein units. Each entity then retired its units. As a result, on July 1, 2013, each of AllianceBernstein’s and Holding’s units outstanding decreased by approximately 13.1 million units. AllianceBernstein and Holding intend (subject to compliance with applicable safe harbor rules to avoid AllianceBernstein being treated as a publicly-traded partnership) to retire additional units as AllianceBernstein purchases Holding Units on the open market or from employees to allow them to fulfill statutory tax withholding requirements at the time of distribution of long-term incentive compensation awards, if such units are not required to fund new employee awards in the near future. If a sufficient number of Holding Units is not available in the rabbi trust to fund new awards, Holding will newly issue Holding Units in exchange for newly-issued AllianceBernstein units.

Cash Distributions

AllianceBernstein is required to distribute all of its Available Cash Flow, as defined in the AllianceBernstein Partnership Agreement, to its unitholders and to the General Partner. Since the third quarter of 2012, Available Cash Flow has been the adjusted diluted net income per unit for the quarter multiplied by the number of general and limited partnership interests at the end of the quarter. In future periods, management anticipates that Available Cash Flow will be based on adjusted diluted net income per unit, unless management determines that one or more non-GAAP adjustments that are made for adjusted net income should not be made with respect to the Available Cash Flow calculation. See Note 4 to the condensed consolidated financial statements contained in Item 1 for a description of Available Cash Flow.

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

Index
These non-GAAP measures are provided in addition to, and not as substitutes for, net revenues, operating income and operating margin, and they may not be comparable to non-GAAP measures presented by other companies. Management uses both the accounting principles generally accepted in the United States of America (“US GAAP”) and non-GAAP measures in evaluating our financial performance. The non-GAAP measures alone may pose limitations because they do not include all of our revenues and expenses.

	Three Months Ended March 31,
	2014	2013
	(in thousands)

Net revenues, US GAAP basis	$714,618	$709,122
Exclude:
Long-term incentive compensation-related investment (gains)	(1,297)	(6,029)
Long-term incentive compensation-related dividends and interest	(179)	(269)
90% of consolidated venture capital fund investment losses (gains)	(2,006)	1,220
Distribution-related payments	(97,270)	(109,280)
Amortization of deferred sales commissions	(8,957)	(11,074)
Pass-through fees and expenses	(7,331)	(6,868)
Adjusted net revenues	$597,578	$576,822

Operating income, US GAAP basis	$129,903	$124,198
Exclude:
Long-term incentive compensation-related items	89	29
Real estate charges	1,942	638
Acquisition-related expenses	859	—
Sub-total of non-GAAP adjustments	2,890	667
Less: Net income (loss) of consolidated entities attributable to non-controlling interests	1,813	(1,485)
Adjusted operating income	$130,980	$126,350

Adjusted operating margin	21.9%	21.9%

Adjusted operating income for the three months ended March 31, 2014 increased $4.6 million, or 3.7%, from the three months ended March 31, 2013, primarily as a result of higher Bernstein Research Services revenues of $13.3 million and higher investment advisory base fees of $11.7 million, offset by higher employee compensation expense (excluding the impact of long-term incentive compensation-related items) of $9.9 million, higher other promotion and servicing expenses of $3.6 million, higher general and administrative expenses of $2.3 million, and $2.8 million of investment losses in the current quarter as compared to $2.2 million of investment gains in the prior-year quarter.

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

Adjusted Operating Income

Adjusted operating income represents operating income on a US GAAP basis excluding (1) the impact on net revenues and compensation expense of the mark-to-market gains and losses (as well as the dividends and interest) associated with employee long-term incentive compensation-related investments, (2) real estate charges, (3) acquisition-related expenses and (4) the net income or loss of consolidated entities attributable to non-controlling interests.

Index
Prior to 2009, a large proportion of employee compensation was in the form of long-term incentive compensation awards that were notionally invested in AllianceBernstein investment services and generally vested over a period of four years. AllianceBernstein economically hedged the exposure to market movements by purchasing and holding these investments on its balance sheet. All such investments had vested by year-end 2012 and the investments have been distributed to the participants, except for those investments with respect to which the participant elected a long-term deferral. The investments’ appreciation or depreciation is recorded within investment gains and losses on the income statement, as well as increasing or decreasing compensation expense. Because this plan is economically hedged, management believes it is useful to reflect the offset achieved from hedging the investments’ market exposure in the calculation of adjusted operating income and adjusted operating margin. The non-GAAP measures exclude gains and losses and dividends and interest on long-term incentive compensation-related investments included in revenues and compensation expense.

Real estate charges have been excluded because they are not considered part of our core operating results when comparing financial results from period to period and to industry peers.

Acquisition-related expenses, primarily severance and professional fees incurred as a result of a fourth quarter 2013 acquisition and professional fees incurred as a result of a pending acquisition, have been excluded because they are not considered part of our core operating results when comparing results from period to period and to industry peers.

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

Adjusted Operating Margin

Adjusted operating margin allows us to monitor our financial performance and efficiency from period to period without the volatility noted above in our discussion of adjusted operating income and to compare our performance to industry peers on a basis that better reflects our performance in our core business. Adjusted operating margin is derived by dividing adjusted operating income by adjusted net revenues.

Index
Net Revenues

The components of net revenues were as follows:

	Three Months Ended
	3/31/14	3/31/13	$ Change	% Change
	(in millions)
Investment advisory and services fees:
Institutions:
Base fees	$99.4	$101.5	$(2.1)	(2.0)%
Performance-based fees	1.9	2.6	(0.7)	(28.3)
	101.3	104.1	(2.8)	(2.7)
Retail:
Base fees	196.8	200.2	(3.4)	(1.7)
Performance-based fees	0.7	0.8	(0.1)	(12.1)
	197.5	201.0	(3.5)	(1.7)
Private Client:
Base fees	155.8	138.6	17.2	12.4
Performance-based fees	0.3	0.1	0.2	167.8
	156.1	138.7	17.4	12.5
Total:
Base fees	452.0	440.3	11.7	2.7
Performance-based fees	2.9	3.5	(0.6)	(18.3)
	454.9	443.8	11.1	2.5

Bernstein research services	123.0	109.7	13.3	12.1
Distribution revenues	106.2	118.7	(12.5)	(10.6)
Dividend and interest income	4.1	4.4	(0.3)	(7.8)
Investment gains (losses)	0.5	7.0	(6.5)	(92.0)
Other revenues	26.7	26.3	0.4	1.4
Total revenues	715.4	709.9	5.5	0.8
Less: interest expense	0.8	0.8	-
Net revenues	$714.6	$709.1	$5.5	0.8

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

For the three months ended March 31, 2014, our investment advisory and services fees increased by $11.1 million, or 2.5%, from the first quarter of 2013, primarily due to a $11.7 million, or 2.7%, increase in base fees, which primarily resulted from a 3.5% increase in average AUM.

Institutional investment advisory and services fees for the three months ended March 31, 2014 decreased by $2.8 million, or 2.7%, from the three months ended March 31, 2013, primarily due to a continued significant shift in product mix away from actively managed equity services. Average AUM for actively managed equity services decreased 7.9% while average AUM for other services increased 27.1%.

Retail investment advisory and services fees for the three months ended March 31, 2014 decreased by $3.5 million, or 1.7%, from the three months ended March 31, 2013, while average AUM increased 4.0%. The decrease in fees as compared to an increase in average AUM is primarily due to a shift in product mix from long-term non-U.S. global fixed income mutual funds toward long-term U.S. mutual funds and other Retail products and services, which generally have lower fees as compared to long-term non-U.S. global fixed income mutual funds.

Private client investment advisory and services fees for the three months ended March 31, 2014 increased by $17.4 million, or 12.5%, from the three months ended March 31, 2013, primarily as a result of an increase in average billable AUM of 8.0%.

Bernstein Research Services

Bernstein Research Services revenue consists principally of equity commissions received for providing equity research and brokerage-related services to institutional investors.

Revenues from Bernstein Research Services for the three months ended March 31, 2014 increased $13.3 million, or 12.1%, from the three months ended March 31, 2013. The increase was the result of strong growth across all geographies, particularly in Europe.

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

Distribution revenues for the three months ended March 31, 2014 decreased $12.5 million, or 10.6%, compared to the three months ended March 31, 2013, while the corresponding average AUM of these mutual funds decreased 7.3%. Average AUM of non B-shares and non C-shares mutual funds (which have lower distribution fee rates than B-share and C-share mutual funds) decreased 6.4%, while average AUM of B-share and C-share mutual funds decreased by 11.9%.

Dividend and Interest Income and Interest Expense

Dividend and interest income consists primarily of investment income and interest earned on customer margin balances and U.S. Treasury Bills. Interest expense principally reflects interest accrued on cash balances in customers’ brokerage accounts. Dividend and interest income, net of interest expense, for the three months ended March 31, 2014 was essentially flat compared to the three months ended March 31, 2013.

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

Investment gains (losses) are as follows:

	Three Months Ended March 31,
	2014	2013
	(in millions)
Long-term incentive compensation-related investments
Realized gains (losses)	$2.8	$0.5
Unrealized gains (losses)	(1.5)	5.5

Consolidated private equity fund investments
Realized gains (losses)
Non-public investments	—	—
Public investments	6.3	(1.4)
Unrealized gains (losses)
Non-public investments	1.1	(0.9)
Public investments	(5.2)	1.0

Seed capital investments
Realized gains (losses)
Seed capital	5.4	1.9
Derivatives	(4.8)	(10.9)
Unrealized gains (losses)
Seed capital	(1.2)	9.2
Derivatives	(0.7)	3.8

Brokerage-related investments
Realized gains (losses)	(9.8)	(3.3)
Unrealized gains (losses)	8.1	1.6
	$0.5	$7.0

Other Revenues

Other revenues consist of fees earned for transfer agency services provided to company-sponsored mutual funds, fees earned for administration and recordkeeping services provided to company-sponsored mutual funds and the general accounts of AXA and its subsidiaries, and other miscellaneous revenues. Other revenues for the three months ended March 31, 2014 increased $0.4 million, or 1.4%, from the three months ended March 31, 2013, primarily due to higher shareholder servicing fees.

Index
Expenses

The components of expenses were as follows:

	Three Months Ended
	3/31/14	3/31/13	$ Change	% Change
	(in millions)

Employee compensation and benefits	$307.0	$301.2	$5.8	1.9%
Promotion and servicing:
Distribution-related payments	97.3	109.3	(12.0)	(11.0)
Amortization of deferred sales commissions	9.0	11.1	(2.1)	(19.1)
Other	55.0	51.0	4.0	7.9
	161.3	171.4	(10.1)	(5.9)
General and administrative:
General and administrative	107.5	105.1	2.4	2.3
Real estate charges	1.9	0.6	1.3	204.4
	109.4	105.7	3.7	3.5
Contingent payment arrangements	0.3	0.2	0.1	87.7
Interest	0.8	1.0	(0.2)	(20.5)
Amortization of intangible assets	5.9	5.4	0.5	8.7
Total	$584.7	$584.9	$(0.2)	(0.1)

Employee Compensation and Benefits

Employee compensation and benefits consist of base compensation (including salaries and severance), annual short-term incentive compensation awards (cash bonuses), annual long-term incentive compensation awards, commissions, fringe benefits and other employment costs (including recruitment, training, temporary help and meals).

Compensation expense as a percentage of net revenues was 43.0% and 42.5% for the three months ended March 31, 2014 and 2013, respectively. Compensation expense generally is determined on a discretionary basis and is primarily a function of our firm’s financial performance. Amounts are awarded to help us achieve our key compensation goals of attracting, motivating and retaining top talent, by providing awards for the past year’s performance and providing incentives for future performance, while also helping ensure that our firm’s unitholders receive an appropriate return on their investment. Senior management, with the approval of the Compensation Committee of the Board of Directors of AllianceBernstein Corporation (“Compensation Committee”), confirmed that the appropriate metric to consider in determining the amount of incentive compensation is the ratio of adjusted employee compensation and benefits expense to adjusted net revenues. Adjusted net revenues used in the adjusted compensation ratio are the same as the adjusted net revenues presented as a non-GAAP measure (discussed earlier in this MD&A). Adjusted employee compensation and benefits expense is total employee compensation and benefits expense minus other employment costs such as recruitment, training, temporary help and meals (which costs were 1.1% of adjusted net revenues for the three months ended March 31, 2014 and 2013), and excludes the impact of mark-to-market vesting expense, as well as dividends and interest expense, associated with employee long-term incentive compensation-related investments. Senior management, with the approval of the Compensation Committee, also established as an objective that adjusted employee compensation and benefits expense generally should not exceed 50% of our adjusted net revenues except in unexpected or unusual circumstances. Our ratios of adjusted compensation expense as a percentage of adjusted revenues were 50.0% for the three months ended March 31, 2014 and 2013.

For the three months ended March 31, 2014, employee compensation and benefits expense increased $5.8 million, or 1.9%, primarily due to higher base compensation of $5.4 million and higher incentive compensation of $2.8 million, partially offset by lower commissions of $2.7 million.

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

Promotion and servicing expenses decreased $10.1 million, or 5.9%, during the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The decrease reflects lower distribution-related payments of $12.0 million and lower amortization of deferred sales commissions of $2.1 million, partially offset by higher marketing of $1.9 million, higher transfer fees of $1.0 million and higher travel and entertainment of $0.9 million.

Index
General and Administrative

General and administrative expenses include technology, professional fees, occupancy, communications and similar expenses. General and administrative expenses as a percentage of net revenues were 15.3% (15.0% excluding real estate charges) and 14.9% (14.8% excluding real estate charges) for the three months ended March 31, 2014 and 2013, respectively. General and administrative expenses increased $3.7 million, or 3.5%, during the first quarter of 2014 compared to the same period in 2013, primarily due to higher portfolio services expenses of $1.5 million and higher real estate charges of $1.3 million.

Contingent Payment Arrangements

Contingent payment arrangements reflect changes in estimates of contingent payment liabilities established in connection with acquisitions in previous periods, as well as accretion expense of these liabilities. There were no changes in estimates during the first quarters of 2014 and 2013.

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

Income tax expense for the three months ended March 31, 2014 was essentially flat as compared to the three months ended March 31, 2013.

Net Income (Loss) of Consolidated Entities Attributable to Non-Controlling Interests

Net income (loss) of consolidated entities attributable to non-controlling interests consists of limited partner interests owned by other investors representing 90% of the total limited partner interests in our consolidated venture capital fund. During the first quarter of 2014, we had a $1.8 million net gain of consolidated entities attributable to non-controlling interests, due primarily to a $2.2 million net investment gain attributable to our consolidated venture capital fund (of which 90% belongs to non-controlling interests) and management fees of $0.2 million.

CAPITAL RESOURCES AND LIQUIDITY

During the first three months of 2014, net cash provided by operating activities was $126.7 million, compared to net cash used in operating activities of $66.4 million during the corresponding 2013 period. The change is primarily due to an increase in broker-dealer related payables (net of receivables and segregated U.S. Treasury Bills activity) of $165.6 million and a decrease in fees receivable of $31.2 million.

During the first three months of 2014, net cash used in investing activities was $4.5 million, compared to $3.4 million during the corresponding 2013 period.  The increase is primarily due to higher purchases of furniture, equipment and leasehold improvements of $1.0 million.

During the first three months of 2014, net cash used in financing activities was $109.3 million, compared to net cash provided by financing activities of $8.5 million during the corresponding 2013 period. The change reflects a decrease in overdrafts payable of $105.2 million and higher distributions to the General Partner and unitholders of $72.8 million as a result of higher earnings (distributions on earnings are paid one quarter in arrears), partially offset by higher net issuances of commercial paper of $45.5 million and lower repurchases of Holding Units of $17.9 million.

As of March 31, 2014, AllianceBernstein had $525.1 million of cash and cash equivalents, all of which is available for liquidity, but consists primarily of cash on deposit for our broker-dealers to comply with various customer clearing activities and cash held by foreign entities for which a permanent investment election for U.S. tax purposes is taken. If the cash held at our foreign subsidiaries of $324.4 million, which includes cash on deposit for our foreign broker dealers, was to be repatriated to the U.S., we would be required to accrue and pay U.S. income taxes on these funds, based on the unremitted amount. Our current intent is to permanently reinvest these earnings outside the U.S.

Debt and Credit Facilities

As of March 31, 2014 and December 31, 2013, AllianceBernstein had $373.1 million and $268.4 million, respectively, in commercial paper outstanding with weighted average interest rates of approximately 0.2% and 0.3%, respectively. The commercial paper is short term in nature, and as such, recorded value is estimated to approximate fair value (and considered a Level 2 security in the fair value hierarchy). Average daily borrowings of commercial paper during the first three months of 2014 and the full year 2013 were $436.7 million and $282.0 million, respectively, with weighted average interest rates of approximately 0.2% and 0.3%, respectively.

Index
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

The Credit Facility contains affirmative, negative and financial covenants, which are customary for facilities of this type, including, among other things, restrictions on dispositions of assets, restrictions on liens, a minimum interest coverage ratio and a maximum leverage ratio. As of March 31, 2014, we were in compliance with these covenants. The Credit Facility also includes customary events of default (with customary grace periods, as applicable), including provisions under which, upon the occurrence of an event of default, all outstanding loans may be accelerated and/or lender’s commitments may be terminated. Also, under such provisions, upon the occurrence of certain insolvency- or bankruptcy-related events of default, all amounts payable under the Credit Facility would automatically become immediately due and payable, and the lender’s commitments would automatically terminate.

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

As of March 31, 2014 and December 31, 2013, we had no amounts outstanding under the Credit Facility. During the first three months of 2014 and the full year 2013, we did not draw upon the Credit Facility.

In addition, SCB LLC has five uncommitted lines of credit with four financial institutions. Two of these lines of credit permit us to borrow up to an aggregate of approximately $200.0 million, with AllianceBernstein named as an additional borrower, while three lines have no stated limit. As of March 31, 2014 and December 31, 2013, SCB LLC had no bank loans outstanding. Average daily borrowings of bank loans during the first three months of 2014 and full year 2013 were $8.5 million and $6.2 million, respectively, with weighted average interest rates of approximately 1.1% and 1.0%, respectively.

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

During 2009, we entered into a subscription agreement under which we committed to invest up to $35 million, as amended in 2011, in a venture capital fund over a six-year period. As of March 31, 2014, we had funded $24.9 million of this commitment.

During 2010, as general partner of AllianceBernstein U.S. Real Estate L.P. (the “Real Estate Fund”), we committed to invest $25 million in the Real Estate Fund. As of March 31, 2014, we had funded $12.4 million of this commitment.

During 2012, we entered into an investment agreement under which we committed to invest up to $8 million in an oil and gas fund over a three-year period. As of March 31, 2014, we had funded $5.8 million of this commitment, which reflects a recall of previously returned capital in the amount of $2.6 million.

See Note 12 for discussion of contingencies.

Index
CRITICAL ACCOUNTING ESTIMATES

The preparation of the condensed consolidated financial statements and notes to condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses.

There have been no updates to our critical accounting estimates from those disclosed in Management’s Discussion and Analysis of Financial Condition in our Form 10-K for the fiscal year ended December 31, 2013.

ACCOUNTING PRONOUNCEMENTS

See Note 2 to AllianceBernstein’s condensed consolidated financial statements contained in Item 1.

CAUTIONS REGARDING FORWARD-LOOKING STATEMENTS

Certain statements provided by management in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. The most significant of these factors include, but are not limited to, the following: the performance of financial markets, the investment performance of sponsored investment products and separately-managed accounts, general economic conditions, industry trends, future acquisitions, competitive conditions and government regulations, including changes in tax regulations and rates and the manner in which the earnings of publicly-traded partnerships are taxed. We caution readers to carefully consider such factors. Further, such forward-looking statements speak only as of the date on which such statements are made; we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. For further information regarding these forward-looking statements and the factors that could cause actual results to differ, see “Risk Factors” in Part I, Item 1A of our Form 10-K for the year ended December 31, 2013 and Part II, Item 1A in this Form 10-Q. Any or all of the forward-looking statements that we make in the Form 10-K, this Form 10-Q, other documents we file with or furnish to the SEC, and any other public statements we issue, may turn out to be wrong. It is important to remember that other factors besides those listed in “Risk Factors” and those listed below also could affect adversely our revenues, financial condition, results of operations and business prospects.

The forward-looking statements referred to in the preceding paragraph, most of which directly affect AllianceBernstein but also affect Holding because Holding’s principal source of income and cash flow is attributable to its investment in AllianceBernstein, include statements regarding:

•	Our belief that the cash flow Holding realizes from its investment in AllianceBernstein will provide Holding with the resources necessary to meet its financial obligations: Holding’s cash flow is dependent on the quarterly cash distributions it receives from AllianceBernstein. Accordingly, Holding’s ability to meet its financial obligations is dependent on AllianceBernstein’s cash flow from its operations, which is subject to the performance of the capital markets and other factors beyond our control.

•	Our financial condition and ability to access the public and private capital markets providing adequate liquidity for our general business needs: Our financial condition is dependent on our cash flow from operations, which is subject to the performance of the capital markets, our ability to maintain and grow client assets under management and other factors beyond our control. Our ability to access the public and private capital markets on reasonable terms may be limited by adverse market conditions, our firm’s long-term credit ratings, our profitability and changes in government regulations, including tax rates and interest rates.

•	The outcome of litigation: Litigation is inherently unpredictable, and excessive damage awards do occur. Though we have stated that we do not expect certain pending legal proceedings to have a material adverse effect on our results of operations, financial condition or liquidity, any settlement or judgment with respect to pending or future legal proceeding could be significant, and could have such an effect.

•	The possibility that we will engage in open market purchases of Holding Units to help fund anticipated obligations under our incentive compensation award program: The number of Holding Units we may decide to buy in future periods, if any, to help fund incentive compensation awards is dependent upon various factors, some of which are beyond our control, including the fluctuation in the price of a Holding Unit (NYSE: AB) and the availability of cash to make these purchases.

•	Our determination that adjusted employee compensation expense should not exceed 50% of our adjusted net revenues: Aggregate employee compensation reflects employee performance and competitive compensation levels. Fluctuations in our revenues and/or changes in competitive compensation levels could result in adjusted employee compensation expense being higher than 50% of our adjusted net revenues.

Index

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to AllianceBernstein’s market risk for the quarter ended March 31, 2014.

Item 4.	Controls and Procedures

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the first quarter of 2014 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index
Part II

OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 12 to the condensed  consolidated financial statements contained in Part I, Item 1.

Item 1A.	Risk Factors

In addition to the information set forth in this report, please consider carefully “Risk Factors” in Part I, Item 1A of our Form 10-K for the year ended December 31, 2013.  Such factors could materially affect our revenues, financial condition, results of operations and business prospects. See also our “Cautions Regarding Forward-Looking Statements” in Part I, Item 2.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no AllianceBernstein Units sold by AllianceBernstein in the period covered by this report that were not registered under the Securities Act.

The following table provides information relating to any AllianceBernstein Units bought by AllianceBernstein in the quarter covered by this report:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of AllianceBernstein Units Purchased	Average Price Paid Per AllianceBernstein Unit, net of Commissions	Total Number of AllianceBernstein Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of AllianceBernstein Units that May Yet Be Purchased Under the Plans or Programs
1/1/14 - 1/31/14	—	$—	—	—
2 /1/14 -2/28/14	—	—	—	—
3/1/14 - 3/31/14(1)	9,505	24.08	—	—
Total	9,505	$24.08	—	—

(1) During March 2014, we purchased 9,505 AllianceBernstein Units in private transactions.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Index
Item 5.	Other Information

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

AXA has reported to us that four insurance policies underwritten by one of AXA’s European insurance subsidiaries, AXA France IARD (“AXA France”), that were in-force during the first quarter of 2014 potentially come within the scope of the disclosure requirements of the Iran Act. Each of these insurance policies relates to property and casualty insurance (homeowners, auto, accident, liability and/or fraud policies) covering property located in France where the insured is a company or other entity that may have direct or indirect ties to the Government of Iran, including Iranian entities designated under Executive Orders 13224 and 13382. AXA France is a French company, based in Paris, which is licensed to operate in France. As of the date of this report, AXA France has taken actions necessary to terminate coverage under these four insurance policies. The annual aggregate revenue AXA derived from these four policies is approximately $7,000 and the related net profit, which is difficult to calculate with precision, is estimated to be $3,500.

AXA has informed us that AXA Konzern AG (“AXA Konzern”), a subsidiary of AXA organized under the laws of Germany, has a German client designated under Executive Order 13382.  This client has a pension savings contract with AXA Konzern with an annual premium of approximately $15,000. The related annual net profit arising from this contract, which is difficult to calculate with precision, is estimated to be $7,500.  This contract will end in March 2015.  In addition, the same German client is a director of a company that has a life insurance contract (which includes a savings element) with AXA Konzern, with an annual premium of approximately $1,400.  The related annual net profit arising from this contract, which is difficult to calculate with precision, is estimated to be $700.  AXA Konzern intends to leave this contract in place as there is no legal basis that would allow AXA Konzern to cancel such a contract.

AXA Konzern also provides Industrial Commercial Services GmbH, Hamburg (“ICS”) with property insurance for an office building in Hamburg, Germany.  ICS is a company which some reports suggest may be connected to the Iranian Mines and Mining Industries Development and Renovation Organization, an entity designated as a Specially Designated National and Blocked Person (an “SDN”) by the Office of Foreign Assets Control of the U.S. Department of the Treasury (“OFAC”) with the identifier [IRAN].  This case is being further investigated and will not be renewed if it is confirmed that ICS in Hamburg is the same company as ICS headquartered in Iran. The annual premium in respect of this policy is approximately $2,300.  The related annual net profit arising from this policy, which is difficult to calculate with precision, is estimated to be $1,150.

In addition, AXA has informed us that AXA Ireland, an AXA insurance subsidiary, provides statutorily required car insurance under four separate policies to the Iranian Embassy in Dublin, Ireland.  These policies will not be renewed when they end later in 2014 and early 2015. The total annual premiums for these four policies are approximately $6,000 and the annual net profit arising from these policies, which is difficult to calculate with precision, is estimated to be $3,000.

Lastly, AXA has informed us about a pension contract in place between a subsidiary in Hong Kong, AXA China Region Trustees Limited (“AXA CRT”), and Hong Kong Intertrade Ltd (“HKIL”), an entity that OFAC has designated an SDN with the identifier [IRAN]. There is only one employee of HKIL (“Employee”) enrolled in this pension contract, who himself also has been designated an SDN with the identifier [IRAN]. The pension contract with HKIL was entered into, and the enrollment of the Employee took place, in May 2012. HKIL was first designated an SDN in July 2012 and the Employee was first designated an SDN in May 2013. The pension contract remains in place, but AXA CRT is discussing with local authorities its ability to terminate the contract. The annual pension contributions received under this pension contract total approximately $7,800 and the related net profit, which is difficult to calculate with precision, is estimated to be $3,900.

The aggregate annual premiums for the above-referenced insurance policies and pension contracts was approximately $39,500, representing approximately 0.00003% of AXA’s consolidated revenues, which are in excess of $100 billion.  The related net profit, which is difficult to calculate with precision, is estimated to be $19,750, representing approximately 0.0003% of AXA’s aggregate net profit.

Index
W.P. Stewart

On December 12, 2013, we acquired W.P. Stewart & Co., Ltd. (“WPS”), an equity investment manager that managed, as of December 12, 2013, approximately $2.1 billion in U.S., Global, and Europe, Australasia (Australia and New Zealand) and Far East (“EAFE”) concentrated growth equity strategies for its clients, primarily in the U.S. and Europe. On the date of the WPS acquisition, each of approximately 4.9 million outstanding shares of WPS common stock (other than certain specified shares, as previously disclosed in Amendment No. 2 to Form S-4 filed by AllianceBernstein on November 8, 2013) was converted into the right to receive $12 per share and one transferable contingent value right (“CVR”) entitling the holders to an additional $4 per share cash payment if the Assets Under Management (as such term is defined in the Contingent Value Rights Agreement (“CVR Agreement”) dated as of December 12, 2013, a copy of which we filed as Exhibit 4.01 to our December 31, 2013 Form 10-K) in the acquired WPS investment services exceed $5 billion on or before December 12, 2016, subject to measurement procedures and limitations set forth in the CVR Agreement. The foregoing description of the CVR Agreement does not purport to be complete and is qualified in its entirety by the full text of the CVR Agreement included as Exhibit 4.01.

As of March 31, 2014, the Assets Under Management are approximately $2.2 billion.  As noted above, payment pursuant to the CVRs is triggered if Assets Under Management exceed $5 billion on or prior to December 12, 2016, subject to certain measurement procedures and limitations.  See the definition of AUM Milestone in the CVR Agreement filed as Exhibit 4.01 to our December 31, 2013 Form 10-K for additional information regarding the circumstances that trigger payment pursuant to the CVRs.

Management has determined that the AUM Milestone did not occur during the first quarter of 2014.

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

101.INS	XBRL Instance Documen

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

Index
 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 30, 2014	ALLIANCEBERNSTEIN L.P.

	By:	/s/ John C. Weisenseel
John C. Weisenseel
Chief Financial Officer

By:	/s/ Edward J. Farrell
Edward J. Farrell
Chief Accounting Officer