Form 10-Q
period 2014-06-30
ALLIANCEBERNSTEIN L.P.
filed 2014-07-30
CIK 1109448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

The number of units of limited partnership interest outstanding as of June 30, 2014 was 269,114,795.

ALLIANCEBERNSTEIN L.P.

Index
Part I

FINANCIAL INFORMATION
Item 1.   Financial Statements

ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition
(in thousands, except unit amounts)

	June 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Cash and cash equivalents	$521,793	$509,891
Cash and securities segregated, at fair value (cost: $589,921 and $980,458)	590,027	980,584
Receivables, net:
Brokers and dealers	337,648	323,446
Brokerage clients	1,104,061	938,148
Fees	280,064	289,039
Investments:
Long-term incentive compensation-related	99,349	117,579
Other	683,738	662,015
Furniture, equipment and leasehold improvements, net	169,350	174,518
Goodwill	3,072,373	2,986,539
Intangible assets, net	157,087	168,875
Deferred sales commissions, net	97,289	70,574
Other assets	203,839	164,643
Total assets	$7,316,618	$7,385,851

LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST AND CAPITAL
Liabilities:
Payables:
Brokers and dealers	$232,945	$291,023
Securities sold not yet purchased	91,672	71,983
Brokerage clients	1,508,540	1,698,469
AllianceBernstein mutual funds	93,682	133,005
Accounts payable and accrued expenses	509,680	529,004
Accrued compensation and benefits	497,996	324,243
Debt	324,663	268,398
Total liabilities	3,259,178	3,316,125

Commitments and contingencies (See Note 12)

Redeemable non-controlling interest	16,978	—

Capital:
General Partner	40,076	40,382
Limited partners: 269,114,795 and 268,373,419 units issued and outstanding	4,047,481	4,078,676
Receivables from affiliates	(16,701)	(16,542)
Holding Units held for long-term incentive compensation plans	(32,710)	(39,649)
Accumulated other comprehensive loss	(30,391)	(35,381)
Partners’ capital attributable to AllianceBernstein Unitholders	4,007,755	4,027,486
Non-controlling interests in consolidated entities	32,707	42,240
Total capital	4,040,462	4,069,726
Total liabilities, redeemable non-controlling interest and capital	$7,316,618	$7,385,851

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index
ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Income
 (in thousands, except per unit amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Revenues:
Investment advisory and services fees	$492,348	$459,065	$947,232	$902,902
Bernstein research services	118,973	114,771	241,982	224,456
Distribution revenues	110,342	120,775	216,528	239,520
Dividend and interest income	4,678	4,534	8,779	8,980
Investment gains (losses)	828	8,350	1,387	15,301
Other revenues	27,093	27,455	53,773	53,755
Total revenues	754,262	734,950	1,469,681	1,444,914
Less: Interest expense	614	675	1,415	1,517
Net revenues	753,648	734,275	1,468,266	1,443,397

Expenses:
Employee compensation and benefits	327,472	306,487	634,505	607,722
Promotion and servicing:
Distribution-related payments	100,699	111,386	197,969	220,666
Amortization of deferred sales commissions	9,326	10,325	18,283	21,399
Other	60,205	56,332	115,222	107,324
General and administrative:
General and administrative	105,913	104,291	213,400	209,409
Real estate (credit) charges	(505)	1,935	1,437	2,573
Contingent payment arrangements	320	170	641	341
Interest on borrowings	768	793	1,549	1,776
Amortization of intangible assets	6,010	5,902	11,917	11,335
Total expenses	610,208	597,621	1,194,923	1,182,545

Operating income	143,440	136,654	273,343	260,852

Income taxes	7,008	9,564	18,373	20,731

Net income	136,432	127,090	254,970	240,121

Net (loss) income of consolidated entities attributable to non-controlling interests	(3)	6,376	1,810	4,891

Net income attributable to AllianceBernstein Unitholders	$136,435	$120,714	$253,160	$235,230

Net income per AllianceBernstein Unit:
Basic	$0.50	$0.43	$0.93	$0.84
Diluted	$0.50	$0.43	$0.93	$0.83

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index
ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net income	$136,432	$127,090	$254,970	$240,121
Other comprehensive income (loss):
Foreign currency translation adjustments	3,950	(8,357)	6,099	(18,677)
Income tax benefit	—	—	—	—
Foreign currency translation adjustments, net of tax	3,950	(8,357)	6,099	(18,677)
Unrealized gains (losses) on investments:
Unrealized gains (losses) arising during period	414	(439)	842	303
Less: reclassification adjustment for gains (losses) included in net income	1	6	(3)	6
Change in unrealized gains (losses) on investments	413	(445)	845	297
Income tax (expense) benefit	(143)	62	(286)	(321)
Unrealized gains (losses) on investments, net of tax	270	(383)	559	(24)
Changes in employee benefit related items:
Amortization of transition asset	—	(11)	—	(47)
Amortization of prior service cost	(1,300)	27	(2,599)	54
Recognized actuarial gain (loss)	488	295	974	590
Changes in employee benefit related items	(812)	311	(1,625)	597
Income tax benefit (expense)	10	(3)	(10)	(99)
Employee benefit related items, net of tax	(802)	308	(1,635)	498
Other comprehensive income (loss)	3,418	(8,432)	5,023	(18,203)
Less: Comprehensive (loss) income in consolidated entities attributable to non-controlling interests	(12)	6,268	1,842	4,793
Comprehensive income attributable to AllianceBernstein Unitholders	$139,862	$112,390	$258,151	$217,125

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index
ALLIANCEBERNSTEIN L.P. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$254,970	$240,121
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred sales commissions	18,283	21,399
Non-cash long-term incentive compensation expense	12,693	8,538
Depreciation and other amortization	32,120	31,085
Unrealized (gains) on investments	(8,680)	(25,569)
Other, net	(272)	(11,050)
Changes in assets and liabilities:
Decrease in segregated cash and securities	390,557	716,821
(Increase) in receivables	(106,941)	(122,385)
Decrease in investments	6,385	70,563
(Increase) in deferred sales commissions	(44,998)	(2,288)
(Increase) in other assets	(37,318)	(30,577)
(Decrease) in payables	(330,720)	(925,748)
(Decrease) in accounts payable and accrued expenses	(19,745)	(23,619)
Increase in accrued compensation and benefits	172,165	165,979
Net cash provided by operating activities	338,499	113,270

Cash flows from investing activities:
Purchases of investments	(190)	—
Proceeds from sales of investments	42	43
Purchases of furniture, equipment and leasehold improvements	(14,202)	(8,667)
Proceeds from sales of furniture, equipment and leasehold improvements	245	87
Purchase of business, net of cash acquired	(60,767)	—
Net cash used in investing activities	(74,872)	(8,537)

Cash flows from financing activities:
Issuance of commercial paper, net	55,795	22,339
(Decrease) increase in overdrafts payable	(10,349)	53,724
Distributions to General Partner and unitholders	(298,022)	(220,647)
Distributions to non-controlling interests in consolidated entities	(11,375)	(1,032)
Capital contributions from General Partner	844	1,382
Capital contributions to Holding	(855)	—
Payments of contingent payment arrangements	(196)	(2,528)
Additional investments by Holding from distributions paid to AllianceBernstein consolidated rabbi trust	—	11,871
Additional investments by Holding with proceeds from exercise of compensatory options to buy Holding Units	12,026	13,281
Purchases of Holding Units to fund long-term incentive compensation plan awards, net	(3,548)	(26,967)
Purchases of AllianceBernstein Units	(1,020)	(117)
Other	(13)	(10)
Net cash used in financing activities	(256,713)	(148,704)

Effect of exchange rate changes on cash and cash equivalents	4,988	(11,937)

Net increase (decrease) in cash and cash equivalents	11,902	(55,908)
Cash and cash equivalents as of beginning of the period	509,891	627,182
Cash and cash equivalents as of end of the period	$521,793	$571,274
Non-cash investing activities:
Fair value of assets acquired	$88,002	$—
Fair value of liabilities assumed	10,257	—
Fair value of redeemable non-controlling interest recorded	16,978	—

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index
ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2014
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

Our services span various investment disciplines, including market capitalization (e.g., large-, mid- and small-cap equities), term (e.g., long-, intermediate- and short-duration debt securities), and geographic location (e.g., U.S., international, global, emerging markets, regional and local), in major markets around the world.

Index
Organization

As of June 30, 2014, AXA, a société anonyme organized under the laws of France and the holding company for an international group of insurance and related financial services companies, through certain of its subsidiaries (“AXA and its subsidiaries”) owned approximately 1.5% of the issued and outstanding units representing assignments of beneficial ownership of limited partnership interests in AllianceBernstein Holding L.P. (“Holding Units”).

As of June 30, 2014, the ownership structure of AllianceBernstein, expressed as a percentage of general and limited partnership interests, was as follows:

AXA and its subsidiaries	63.0%
Holding	35.6
Unaffiliated holders	1.4
100.0%

AllianceBernstein Corporation (an indirect wholly-owned subsidiary of AXA, “General Partner”) is the general partner of both AllianceBernstein Holding L.P. (“Holding”) and AllianceBernstein. AllianceBernstein Corporation owns 100,000 general partnership units in Holding and a 1% general partnership interest in AllianceBernstein. Including both the general partnership and limited partnership interests in Holding and AllianceBernstein, AXA and its subsidiaries had an approximate 63.6% economic interest in AllianceBernstein as of June 30, 2014.

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

Recently Adopted Accounting Pronouncements

In March 2013, the Financial Accounting Standards Board (”FASB”) issued Accounting Standards Update (“ASU”) 2013-05, Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. We adopted this standard prospectively, effective January 1, 2014, and there was no material impact on our financial condition or results of operations.

In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. We adopted this standard prospectively, effective January 1, 2014, and there was no material impact on our financial condition or results of operations.

Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. The amendment is effective retrospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2016 and is not expected to have a material impact on our financial condition or results of operations.

In June 2014, the FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved After the Requisite Service Period. The amendment is effective prospectively or retrospectively for fiscal years (and interim periods within those years) beginning after December 15, 2015 and is not expected to have a material impact on our financial condition or results of operations.

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

During the second quarter and first six months of 2014, we purchased approximately 15,000 and 0.2 million Holding Units for $0.4 million and $4.1 million, respectively (on a trade date basis). These amounts reflect purchases of Holding Units from employees to allow them to fulfill statutory tax withholding requirements at the time of distribution of long-term incentive compensation awards. Purchases of Holding Units reflected on the condensed consolidated statement of cash flows are net of Holding Units purchased by employees as part of a distribution reinvestment election.

Index
During the second quarter and first six months of 2013, we purchased 0.3 million and 1.3 million Holding Units for $7.4 million and $27.0 million, respectively (on a trade date basis). These amounts reflect open-market purchases of 0.3 million and 1.1 million Holding Units for $7.2 million and $23.2 million, respectively, with the remainder relating to purchases of Holding Units from employees to allow them to fulfill statutory tax withholding requirements at the time of distribution of long-term incentive compensation awards. Purchases of Holding Units reflected on the condensed consolidated statement of cash flows are net of Holding Units purchased by employees as part of a distribution reinvestment election.

Each quarter, AllianceBernstein implements plans to repurchase Holding Units pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (“Exchange Act”). A Rule 10b5-1 plan allows a company to repurchase its shares at times when it otherwise might be prevented from doing so because of self-imposed trading blackout periods or because it possesses material non-public information. Each broker selected by AllianceBernstein has the authority under the terms and limitations specified in the plan to repurchase Holding Units on AllianceBernstein’s behalf in accordance with the terms of the plan. Repurchases are subject to SEC regulations as well as certain price, market volume and timing constraints specified in the plan. The plan adopted during the second quarter of 2014 expired at the close of business on July 29, 2014. AllianceBernstein did not buy any Holding Units pursuant to Rule 10b5-1 plans during the first six months of 2014. AllianceBernstein may adopt additional Rule 10b5-1 plans in the future to engage in open-market purchases of Holding Units to help fund anticipated obligations under its incentive compensation award program and for other corporate purposes.

During the first six months of 2014, we granted to employees and Eligible Directors 0.4 million restricted Holding Unit awards. During the first six months of 2013, we granted to employees and Eligible Directors 6.8 million restricted Holding Unit awards (including 6.5 million granted in January 2013 for 2012 year-end awards). Prior to the third quarter of 2013 (and our decision described in the next paragraph to retire unallocated Holding Units in AllianceBernstein’s consolidated rabbi trust), we funded awards by allocating previously repurchased Holding Units that had been held in the rabbi trust. In the first six months of 2014, we used Holding Units repurchased during the period and newly-issued Holding Units to fund restricted Holding Unit awards.

Effective July 1, 2013, management retired all unallocated Holding Units in AllianceBernstein’s consolidated rabbi trust. To retire such units, AllianceBernstein delivered the unallocated Holding Units held in the rabbi trust to Holding in exchange for the same number of AllianceBernstein units. Each entity then retired its units. As a result, on July 1, 2013, each of AllianceBernstein’s and Holding’s units outstanding decreased by approximately 13.1 million units. AllianceBernstein and Holding intend (subject to compliance with applicable safe harbor rules to avoid AllianceBernstein being treated as a publicly-traded partnership) to retire additional units as AllianceBernstein purchases Holding Units on the open market or from employees to allow them to fulfill statutory tax withholding requirements at the time of distribution of long-term incentive compensation awards, if such units are not required to fund new employee awards in the near future. If a sufficient number of Holding Units is not available in the rabbi trust to fund new awards, AllianceBernstein will purchase newly-issued Holding Units from Holding.

During the first six months of 2014, Holding issued 705,310 Holding Units upon exercise of options to buy Holding Units. Holding used the proceeds of $12.0 million received from employees as payment in cash for the exercise price to purchase the equivalent number of newly-issued AllianceBernstein Units.

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

On July 30, 2014, the General Partner declared a distribution of $0.50 per AllianceBernstein Unit, representing a distribution of Available Cash Flow for the three months ended June 30, 2014. The General Partner, as a result of its 1% general partnership interest, is entitled to receive 1% of each distribution. The distribution is payable on August 28, 2014 to holders of record on August 11, 2014.

Index
5.	Real Estate Charges

During 2010, we performed a comprehensive review of our real estate requirements in New York in connection with our workforce reductions commencing in 2008. As a result, during 2010 we decided to sub-lease over 380,000 square feet in New York (in excess of 90% of this space has been sublet) and consolidate our New York-based employees into two office locations from three. During the third quarter of 2012, in an effort to further reduce our global real estate footprint, we completed a comprehensive review of our worldwide office locations and began implementing a global space consolidation plan. As a result, our intention is to sub-lease approximately 510,000 square feet of office space (approximately 80% of this space has been sublet), more than 70% of which is New York office space (in addition to the 380,000 square foot space reduction in 2010), with the remainder consisting of office space in England, Australia and various U.S. locations.

During the first six months of 2014, we recorded real estate charges of $1.4 million, comprising $1.6 million relating to W.P. Stewart acquired properties and $3.3 million of accelerated amortization of leasehold improvements (relating to the 2012 plan), offset by $3.5 million from a change in estimates relating to previously recorded real estate charges (primarily relating to the 2012 plan).

The activity in the liability account relating to our 2010 and 2012 office space consolidation initiatives for the following periods is as follows:

	Six Months Ended June 30, 2014	Twelve Months Ended December 31, 2013
	(in thousands)

Balance as of beginning of period	$199,527	$238,784
(Credit) expense incurred	(2,799)	18,371
Deferred rent	—	326
Payments made	(26,200)	(62,627)
Interest accretion	2,375	4,673
Balance as of end of period	$172,903	$199,527

6.	Net Income Per Unit

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands, except per unit amounts)

Net income attributable to AllianceBernstein Unitholders	$136,435	$120,714	$253,160	$235,230

Weighted average units outstanding - basic	268,782	278,209	268,621	277,999
Dilutive effect of compensatory options to buy Holding Units	1,169	1,251	1,127	1,111
Weighted average units outstanding – diluted	269,951	279,460	269,748	279,110

Basic net income per AllianceBernstein Unit	$0.50	$0.43	$0.93	$0.84
Diluted net income per AllianceBernstein Unit	$0.50	$0.43	$0.93	$0.83

For the three months and six months ended June 30, 2014, we excluded 2,806,033 options from the diluted net income per unit computation due to their anti-dilutive effect. For the three months and six months ended June 30, 2013, we excluded 2,979,935 options from the diluted net income per unit computation due to their anti-dilutive effect.

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

Index
7.	Cash and Securities Segregated Under Federal Regulations and Other Requirements

As of June 30, 2014 and December 31, 2013, $0.6 billion and $0.9 billion, respectively, of United States Treasury Bills were segregated in a special reserve bank custody account for the exclusive benefit of brokerage customers of Sanford C. Bernstein & Co., LLC (one of our subsidiaries, “SCB LLC”) under Rule 15c3-3 of the Exchange Act.

AllianceBernstein Investments, Inc. (one of our subsidiaries, “AllianceBernstein Investments”), the distributor of company-sponsored mutual funds, maintains several special bank accounts for the exclusive benefit of customers. As of June 30, 2014 and December 31, 2013, $35.2 million and $56.0 million, respectively, of cash were segregated in these bank accounts.

8.	Investments

Investments consist of:
	June 30, 2014	December 31, 2013
	(in thousands)

Available-for-sale (primarily seed capital)	$6,010	$4,858
Trading:
Long-term incentive compensation-related	74,758	88,385
United States Treasury Bills	28,999	38,986
Seed capital	425,017	316,681
Equities and exchange-traded options	86,867	130,059
Investments in limited partnership hedge funds:
Long-term incentive compensation-related	24,591	29,194
Seed capital	52,835	75,354
Consolidated private equity fund (10% seed capital)	34,441	45,741
Private equity (seed capital)	44,168	45,360
Other	5,401	4,976
Total investments	$783,087	$779,594

Total investments related to long-term incentive compensation obligations of $99.3 million and $117.6 million as of June 30, 2014 and December 31, 2013, respectively, consist of company-sponsored mutual funds and hedge funds. For long-term incentive compensation awards granted before 2009, we typically made investments in our services that were notionally elected by plan participants and maintained them (and continue to maintain them) in a consolidated rabbi trust or separate custodial account. The rabbi trust and custodial account enable us to hold such investments separate from our other assets for the purpose of settling our obligations to participants. The investments held in the rabbi trust and custodial account remain available to the general creditors of AllianceBernstein.

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

We provide seed capital to our investment teams to develop new products and services for our clients. The seed capital trading investments are equity and fixed income products, primarily in the form of separately-managed account portfolios, U.S. 1940 Act funds, Luxembourg funds, Japanese investment trust management funds or Delaware business trusts.

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

The notional value and fair value as of June 30, 2014 and December 31, 2013 for derivative instruments not designated as hedging instruments were as follows:

		Fair Value
	Notional Value	Asset Derivatives	Liability Derivatives
	(in thousands)
June 30, 2014:
Exchange-traded futures	$73,322	$192	$487
Currency forwards	167,880	469	520
Interest rate swaps	52,302	938	1,661
Credit default swaps	29,750	288	281
Option swaps	282	239	113
Total return swaps	160,813	843	6,590
Total derivatives	$484,349	$2,969	$9,652

		Fair Value
	Notional Value	Asset Derivatives	Liability Derivatives
	(in thousands)
December 31, 2013:
Exchange-traded futures	$63,107	$289	$2,542
Currency forwards	111,774	576	927
Interest rate swaps	81,253	1,149	573
Credit default swaps	42,270	696	126
Option swaps	144	87	86
Total return swaps	85,107	488	2,057
Total derivatives	$383,655	$3,285	$6,311

As of June 30, 2014 and December 31, 2013, the derivative assets and liabilities are included in both receivables and payables to brokers and dealers on our condensed consolidated statements of financial condition.

The gains and losses for the three months and six months ended June 30, 2014 and 2013 recognized in investment gains (losses) in the condensed consolidated statements of income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)

Exchange-traded futures	$(3,898)	$1,686	$(4,396)	$(2,245)
Currency forwards	(1,346)	206	(3,012)	382
Interest rate swaps	(1,134)	223	(1,927)	506
Credit default swaps	(374)	111	(379)	(1)
Options swaps	(107)	(62)	(142)	(186)
Total return swaps	(7,086)	2,774	(9,610)	(601)
Net gains (losses) on derivative instruments	$(13,945)	$4,938	$(19,466)	$(2,145)

We may be exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments. We take steps to minimize our counterparty exposure through a credit review and approval process. In addition, we executed various collateral arrangements with counterparties to the over-the-counter derivative transactions that require both pledging and accepting collateral in the form of cash. As of June 30, 2014 and December 31, 2013, we held $2.3 million and $1.4 million, respectively, of cash collateral payable to trade counterparties. This obligation to return cash is reported in payables to brokers and dealers in our condensed consolidated statements of financial condition.

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

Certain of our standardized contracts for over-the-counter derivative transactions (“ISDA Master Agreements”) contain credit risk related contingent provisions related to each counterparty’s credit rating. In some ISDA Master Agreements, if the counterparty’s credit rating (or in some agreements, our AUM) falls below a specified threshold, either a default or a termination event permitting the counterparty to terminate the ISDA Master Agreement would be triggered. In all agreements that provide for collateralization, various levels of collateralization of net liability positions are applicable, depending on the credit rating of the counterparty. As of June 30, 2014 and December 31, 2013, we delivered $16.3 million and $8.9 million, respectively, of cash collateral into brokerage accounts, which is reported in cash and cash equivalents in our condensed consolidated statements of financial condition.

10.	Offsetting Assets and Liabilities

Offsetting of securities borrowed as of June 30, 2014 and December 31, 2013 was as follows:

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Pledged	Net Amount
	(in thousands)

June 30, 2014	$126,826	$—	$126,826	$—	$126,826	$—
December 31, 2013	$83,619	$—	$83,619	$—	$83,619	$—

Offsetting of securities loaned as of June 30, 2014 and December 31, 2013 was as follows:

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
	(in thousands)

June 30, 2014	$24,895	$—	$24,895	$—	$24,895	$—
December 31, 2013	$65,101	$—	$65,101	$—	$65,101	$—

11.	Fair Value

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

Index
Assets and Liabilities Measured at Fair Value on a Recurring Basis

Valuation of our financial instruments by pricing observability levels as of June 30, 2014 and December 31, 2013 was as follows (in thousands):

	Level 1	Level 2	Level 3	Total
	(in thousands)
June 30, 2014:
Money markets	$146,574	$—	$—	$146,574
U.S. Treasury Bills	—	585,173	—	585,173
Available-for-sale
Equity securities	5,769	—	—	5,769
Fixed income securities	241	—	—	241
Trading
Equity securities	374,655	—	—	374,655
Fixed income securities	187,833	1,659	—	189,492
Long exchange-traded options	22,495	—	—	22,495
Derivatives	192	2,777	—	2,969
Private equity	14,794	559	53,006	68,359
Total assets measured at fair value	$752,553	$590,168	$53,006	$1,395,727
Securities sold not yet purchased
Short equities – corporate	$79,260	$—	$—	$79,260
Short exchange-traded options	12,412	—	—	12,412
Derivatives	487	9,165	—	9,652
Total liabilities measured at fair value	$92,159	$9,165	$—	$101,324

December 31, 2013:
Money markets	$153,630	$—	$—	$153,630
U.S. Treasury Bills	—	964,953	—	964,953
Available-for-sale
Equity securities	4,794	—	—	4,794
Fixed income securities	64	—	—	64
Trading
Equity securities	312,931	1,235	—	314,166
Fixed income securities	194,085	4,253	—	198,338
Long exchange-traded options	22,621	—	—	22,621
Derivatives	289	2,996	—	3,285
Private equity	19,836	8,934	52,081	80,851
Total assets measured at fair value	$708,250	$982,371	$52,081	$1,742,702
Securities sold not yet purchased
Short equities – corporate	$46,978	$—	$—	$46,978
Short exchange-traded options	25,005	—	—	25,005
Derivatives	2,542	3,769	—	6,311
Total liabilities measured at fair value	$74,525	$3,769	$—	$78,294

Index
Following is a description of the fair value methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy:

•	Money markets: We invest excess cash in various money market funds that are valued based on quoted prices in active markets; these are included in Level 1 of the valuation hierarchy.

•	Treasury Bills: We hold United States Treasury Bills, which are primarily segregated in a special reserve bank custody account as required by Rule 15c3-3 of the Exchange Act. These securities are valued based on quoted yields in secondary markets and are included in Level 2 of the valuation hierarchy.

•	Equity and fixed income securities: Our equity and fixed income securities consist principally of company-sponsored mutual funds with net asset values and various separately-managed portfolios consisting primarily of equity and fixed income securities with quoted prices in active markets, which are included in Level 1 of the valuation hierarchy. In addition, some securities are valued based on observable inputs from recognized pricing vendors, which are included in Level 2 of the valuation hierarchy.

•	Derivatives: We hold exchange-traded futures with counterparties that are included in Level 1 of the valuation hierarchy. In addition, we also hold currency forward contracts, interest rate swaps, credit default swaps, option swaps and total return swaps with counterparties that are included in Level 2 of the valuation hierarchy.

•	Options: We hold long exchange-traded options that are included in Level 1 of the valuation hierarchy.

•	Private equity: Generally, the valuation of private equity investments owned by our consolidated venture capital fund requires significant management judgment due to the absence of quoted market prices, inherent lack of liquidity and the long-term nature of such investments. Private equity investments are valued initially at cost. The carrying values of private equity investments are adjusted either up or down from cost to reflect expected exit values as evidenced by financing and sale transactions with third parties, or when determination of a valuation adjustment is confirmed through ongoing review in accordance with our valuation policies and procedures. A variety of factors are reviewed and monitored to assess positive and negative changes in valuation, including current operating performance and future expectations of investee companies, industry valuations of comparable public companies, changes in market outlooks, and the third party financing environment over time. In determining valuation adjustments resulting from the investment review process, particular emphasis is placed on current company performance and market conditions. For these reasons, which make the fair value of private equity investments unobservable, equity investments are included in Level 3 of the valuation hierarchy. However, if private equity investments owned by our consolidated venture capital fund become publicly-traded, they are included in Level 1 of the valuation hierarchy. Also, if these investments contain trading restrictions, publicly-traded equity investments are included in Level 2 of the valuation hierarchy. During the second quarter of 2013, one of our private securities went public and, due to a trading restriction period, $19.2 million was transferred from a Level 3 classification to a Level 2 classification. During the first quarter of 2014, the trading restriction period for one of our public securities lapsed and, as a result, $3.0 million was transferred from a Level 2 classification to a Level 1 classification. During the second quarter of 2014, the trading restriction period for one of our public securities lapsed and, as a result, $4.0 million was transferred from a Level 2 classification to a Level 1 classification.

•	Securities sold not yet purchased: Securities sold not yet purchased, primarily reflecting short positions in equities and exchange-traded options, are included in Level 1 of the valuation hierarchy.

The change in carrying value associated with Level 3 financial instruments carried at fair value is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)

Balance as of beginning of period	$50,744	$74,853	$52,081	$76,953

Transfers out	—	(19,220)	—	(19,220)
Purchases	2,320	87	2,821	97
Sales	—	(34)	(1,121)	(34)
Realized gains (losses), net	(400)	(6,581)	721	(6,581)
Unrealized gains (losses), net	342	12,321	(1,496)	10,211
Balance as of end of period	$53,006	$61,426	$53,006	$61,426

Index
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

Quantitative information about Level 3 fair value measurements as of June 30, 2014 and December 31, 2013 is as follows:

	Fair Value as of June 30, 2014	Valuation Technique	Unobservable Input	Range
	(in thousands)
Private Equity:

Technology, Media and Telecommunications	$17,099	Market comparable companies	Revenue multiple	2.5 – 3.0
			Discount rate	18%
			Discount years	1.5 years

The fair value of two Healthcare and Cleantech investments is $1.9 million as of June 30, 2014. One of the investments has released most of its employees and the company is being valued based on the term sheet they received for the assets. The investment is not being valued based on market comparable companies. The other investment is being valued primarily on the last institutional round of funding, with some consideration to the last NASDAQ quoted price and its market comparable companies. The investment is being treated as a Level 3 security because the company is not actively traded. The investment is being valued at an approximate 55% discount to public market comparable companies due to liquidity and risk. It is also being valued at an approximate 30% discount from the last NASDAQ trade due to liquidity (approximately 200 shares traded per day; we own approximately 235,000 shares).

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

Index
One of our private equity investments is a venture capital fund (fair value of $28.5 million and unfunded commitment of $7.8 million as of June 30, 2014) that invests in communications, consumer, digital media, healthcare and information technology markets. Also, we have an investment in a private equity fund focused exclusively on the energy sector (fair value of $5.5 million and unfunded commitment of $2.2 million as of June 30, 2014). In addition, one of the investments included in our consolidated private equity fund (fair value of $0.1 million and unfunded commitment of $0.2 million as of June 30, 2014) is a venture capital fund investing in clean energy, resource and energy efficiency and other sustainable industries. The fair value of each of these investments has been estimated using the capital account balances provided by the partnerships. The interests in these partnerships cannot be redeemed.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We did not have any material assets or liabilities that were measured at fair value for impairment on a nonrecurring basis during the six months ended June 30, 2014 or during the year ended December 31, 2013.

12.	Commitments and Contingencies

Legal Proceedings

With respect to all significant litigation matters, we consider the likelihood of a negative outcome.  If we determine the likelihood of a negative outcome is probable and the amount of loss can be reasonably estimated, we record an estimated loss for the expected outcome of the litigation. If the likelihood of a negative outcome is reasonably possible and we are able to determine an estimate of the possible loss or range of loss in excess of amounts already accrued, if any, we disclose that fact together with the estimate of the possible loss or range of loss. However, it is often difficult to predict the outcome or estimate a possible loss or range of loss because litigation is subject to inherent uncertainties, particularly when plaintiffs allege substantial or indeterminate damages. Such is also the case when the litigation is in its early stages or when the litigation is highly complex or broad in scope. In these cases, we disclose that we are unable to predict the outcome or estimate a possible loss or range of loss.

During the first quarter of 2012, we received a legal letter of claim (the “Letter of Claim”) sent on behalf of Philips Pension Trustees Limited and Philips Electronics U.K. Limited (“Philips”), a former pension fund client, alleging that AllianceBernstein Limited (one of our subsidiaries organized in the U.K.) was negligent and failed to meet certain applicable standards of care with respect to the initial investment in, and management of, a £500 million portfolio of U.S. mortgage-backed securities. The alleged damages range between $177 million and $234 million, plus compound interest on an alleged $125 million of realized losses in the portfolio. On January 2, 2014, Philips filed a claim form (“Claim”) in the High Court of Justice in London, England, which formally commenced litigation with respect to the allegations in the Letter of Claim.

We believe that any losses to Philips resulted from adverse developments in the U.S. housing and mortgage market that precipitated the financial crisis in 2008 and not from any negligence or failure on our part. We believe that we have strong defenses to these claims, which are set forth in our October 12, 2012 response to the Letter of Claim and our June 27, 2014 Statement of Defence in response to the Claim, and will defend this matter vigorously. Currently, we are unable to estimate a reasonably possible range of loss because the matter remains in its early stages.

In addition to the Claim discussed immediately above, we are involved in various other matters, including regulatory inquiries, administrative proceedings and litigation, some of which allege significant damages.

In management’s opinion, an adequate accrual has been made as of June 30, 2014 to provide for any probable losses regarding any litigation matters for which we can reasonably estimate an amount of loss. It is reasonably possible that we could incur additional losses pertaining to these matters, but currently we cannot estimate any such additional losses.

Management, after consultation with legal counsel, currently believes that the outcome of any matter that is pending or threatened, or all of them combined, will not have a material adverse effect on our results of operations, financial condition or liquidity. However, any inquiry, proceeding or litigation has an element of uncertainty; management cannot determine whether further developments relating to any matter that is pending or threatened, or all of them combined, will have a material adverse effect on our results of operation, financial condition or liquidity in any future reporting period.

Index
13.	Units Outstanding

Changes in limited partnership units outstanding during the six-month period ended June 30, 2014 are as follows:

Outstanding as of December 31, 2013	268,373,419
Options exercised	705,310
Units issued	181,068
Units retired	(145,002)
Outstanding as of June 30, 2014	269,114,795

During the first six months of 2014, we purchased 41,757 AllianceBernstein Units in private transactions and retired them.

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

As of June 30, 2014 and December 31, 2013, AllianceBernstein had $324.7 million and $268.4 million, respectively, in commercial paper outstanding with weighted average interest rates of approximately 0.2% and 0.3%, respectively. The commercial paper is short term in nature, and as such, recorded value is estimated to approximate fair value (and considered a Level 2 security in the fair value hierarchy). Average daily borrowings of commercial paper during the first six months of 2014 and the full year 2013 were $411.3 million and $282.0 million, respectively, with weighted average interest rates of approximately 0.2% and 0.3%, respectively.

15.	Changes in Capital

Changes in capital during the six-month period ended June 30, 2014 are as follows:

	Partners’ Capital Attributable to AllianceBernstein Unitholders	Non- Controlling Interests In Consolidated Entities	Total Capital
	(in thousands)

Balance as of December 31, 2013	$4,027,486	$42,240	$4,069,726
Comprehensive income:
Net income	253,160	1,810	254,970
Other comprehensive income, net of tax:
Unrealized gains on investments	559	—	559
Foreign currency translation adjustment	6,067	32	6,099
Changes in employee benefit related items	(1,635)	—	(1,635)
Comprehensive income	258,151	1,842	259,993

Distributions to General Partner and unitholders	(298,022)	—	(298,022)
Purchases of AllianceBernstein Units	(1,020)	—	(1,020)
Compensation-related transactions	21,160	—	21,160
Distributions to non-controlling interests	—	(11,375)	(11,375)
Balance as of June 30, 2014	$4,007,755	$32,707	$4,040,462

Index
Changes in capital during the six-month period ended June 30, 2013 are as follows:

	Partners’ Capital Attributable to AllianceBernstein Unitholders	Non- Controlling Interests In Consolidated Entities	Total Capital
	(in thousands)

Balance as of December 31, 2012	$3,759,766	$43,502	$3,803,268
Comprehensive income:
Net income	235,230	4,891	240,121
Other comprehensive income, net of tax:
Unrealized (losses) on investments	(24)	—	(24)
Foreign currency translation adjustments	(18,579)	(98)	(18,677)
Changes in employee benefit related items	498	—	498
Comprehensive income	217,125	4,793	221,918

Distributions to General Partner and unitholders	(220,647)	—	(220,647)
Receivables from affiliates	(7,844)	—	(7,844)
Compensation-related transactions	137,501	—	137,501
Other	(117)	(1,032)	(1,149)
Balance as of June 30, 2013	$3,885,784	$47,263	$3,933,047

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

16.	Acquisitions

On June 20, 2014, we acquired an approximate 82% ownership interest in CPH Capital Fondsmaeglerselskab A/S (“CPH”), a Danish asset management firm that manages approximately $3 billion in global core equity assets for institutional investors, for a cash payment of $64.4 million. We also recorded redeemable noncontrolling interest of $17.0 million relating to the fair value of the remaining approximate 18% of CPH. The valuation of the fair value of assets and liabilities acquired has been determined provisionally. The excess of the purchase price over the fair value of identifiable assets acquired resulted in the preliminary recognition of $85.8 million of goodwill as of June 30, 2014. Adjustments, if any, will be recorded to goodwill upon the completion of the valuation. This acquisition will not have a significant impact on revenues and earnings. As a result, we have not provided supplemental pro forma information.

Index
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Our total assets under management (“AUM”) as of June 30, 2014 were $480.2 billion, up $26.1 billion, or 5.8%, compared to March 31, 2014, and up $45.6 billion, or 10.5%, compared to June 30, 2013. During the second quarter of 2014, AUM increased as a result of market appreciation of $14.9 billion, net inflows of $8.3 billion (Institutional inflows of $6.8 billion and Retail inflows of $2.0 billion, offset by Private Client outflows of $0.5 billion) and $2.9 billion (primarily Retail) relating to our second quarter acquisition of CPH Capital Fondsmaeglerselskab A/S (“CPH Acquisition”).

Institutional AUM increased $13.9 billion, or 6.2%, to $240.3 billion during the second quarter of 2014, primarily due to market appreciation of $6.9 billion and net inflows of $6.8 billion. Gross sales increased $7.7 billion sequentially from $2.8 billion during the first quarter of 2014 to $10.5 billion during the second quarter of 2014. Additionally, redemptions and terminations decreased 31.8% sequentially from $3.3 billion to $2.3 billion.

Retail AUM increased $10.4 billion, or 6.7%, to $165.4 billion during the second quarter of 2014, due to market appreciation of $5.6 billion, $2.8 billion relating to the CPH Acquisition and net inflows of $2.0 billion. Gross sales increased 14.6% sequentially from $9.9 billion during the first quarter of 2014 to $11.4 billion during the second quarter of 2014. Additionally, redemptions and terminations decreased 8.4% sequentially from $9.8 billion to $9.0 billion.

Private Client AUM increased $1.8 billion, or 2.4%, to $74.5 billion during the second quarter of 2014, primarily due to market appreciation of $2.4 billion, offset by net outflows of $0.5 billion. Gross sales decreased 23.3% sequentially from $2.2 billion during the first quarter of 2014 to $1.7 billion during the second quarter of 2014. Additionally, redemptions and terminations increased 28.0% sequentially from $1.6 billion to $2.0 billion.

Bernstein Research Services revenue for the second quarter of 2014 was $119.0 million, up $4.2 million, or 3.7%, compared to the second quarter of 2013, as a result of strong growth in Europe and Asia.

Net revenues for the second quarter increased $19.3 million, or 2.6%, to $753.6 million from $734.3 million in the second quarter of 2013. The most significant contributors to the increase were higher base advisory fees of $19.2 million and higher performance-based fees of $14.0 million, offset by lower distribution revenues of $10.5 million. Operating expenses for the second quarter of 2014 increased $12.6 million, or 2.1%, to $610.2 million from $597.6 million in the second quarter of 2013. The increase was primarily due to higher employee compensation and benefits expenses of $21.0 million, offset by lower promotion and servicing expenses of $7.8 million and lower real estate charges of $2.4 million. Operating income for the second quarter of 2014 increased $6.7 million, or 5.0%, from the second quarter of 2013, and our operating margin increased from 17.7% (22.2% on an adjusted basis) in the second quarter of 2013 to 19.0% (22.9% on an adjusted basis) in the second quarter of 2014.

Index
Assets Under Management

Assets under management by distribution channel are as follows:

	As of June 30,
	2014	2013	$ Change	% Change
	(in billions)

Institutions	$240.3	$223.9	$16.4	7.4%
Retail	165.4	144.4	21.0	14.5
Private Client	74.5	66.3	8.2	12.3
Total	$480.2	$434.6	$45.6	10.5

Assets under management by investment service are as follows:

	As of June 30,
	2014	2013	$ Change	% Change
	(in billions)
Equity
Actively Managed	$115.8	$96.2	$19.6	20.4%
Passively Managed(1)	50.4	44.4	6.0	13.3
Total Equity	166.2	140.6	25.6	18.2

Fixed Income
Actively Managed
Taxable	226.2	219.4	6.8	3.1
Tax–exempt	30.4	29.9	0.5	1.8
	256.6	249.3	7.3	2.9
Passively Managed(1)	9.8	8.2	1.6	20.0
Total Fixed Income	266.4	257.5	8.9	3.5

Other(2)	47.6	36.5	11.1	30.4
Total	$480.2	$434.6	$45.6	10.5

(1)	Includes index and enhanced index services.
(2)	Includes multi-asset solutions and services, and certain alternative investments.

Index
Changes in assets under management for the three-month, six-month and twelve-month periods ended June 30, 2014 are as follows:

	Distribution Channel
	Institutions	Retail	Private Client	Total
	(in billions)

Balance as of March 31, 2014	$226.4	$155.0	$72.7	$454.1
Long-term flows:
Sales/new accounts	10.5	11.4	1.7	23.6
Redemptions/terminations	(2.3)	(9.0)	(2.0)	(13.3)
Cash flow/unreinvested dividends	(1.4)	(0.4)	(0.2)	(2.0)
Net long-term inflows (outflows)	6.8	2.0	(0.5)	8.3
Acquisitions	0.1	2.8	—	2.9
Transfers	0.1	—	(0.1)	—
Market appreciation	6.9	5.6	2.4	14.9
Net change	13.9	10.4	1.8	26.1
Balance as of June 30, 2014	$240.3	$165.4	$74.5	$480.2

Balance as of December 31, 2013	$226.0	$153.0	$71.4	$450.4
Long-term flows:
Sales/new accounts	13.3	21.3	3.9	38.5
Redemptions/terminations	(5.5)	(18.9)	(3.7)	(28.1)
Cash flow/unreinvested dividends	(4.8)	(1.6)	(0.2)	(6.6)
Net long-term inflows	3.0	0.8	—	3.8
Acquisitions	0.1	2.8	—	2.9
Market appreciation	11.2	8.8	3.1	23.1
Net change	14.3	12.4	3.1	29.8
Balance as of June 30, 2014	$240.3	$165.4	$74.5	$480.2

Balance as of June 30, 2013	$223.9	$144.4	$66.3	$434.6
Long-term flows:
Sales/new accounts	23.4	41.5	7.1	72.0
Redemptions/terminations	(17.3)	(40.7)	(7.5)	(65.5)
Cash flow/unreinvested dividends	(12.1)	(4.5)	(1.2)	(17.8)
Net long-term (outflows)	(6.0)	(3.7)	(1.6)	(11.3)
Acquisitions	0.3	3.6	1.1	5.0
Market appreciation	22.1	21.1	8.7	51.9
Net change	16.4	21.0	8.2	45.6
Balance as of June 30, 2014	$240.3	$165.4	$74.5	$480.2

Index
	Investment Service
	Equity Actively Managed	Equity Passively Managed(1)	Fixed Income Actively Managed - Taxable	Fixed Income Actively Managed - Tax- Exempt	Fixed Income Passively Managed(1)	Other(2)	Total
	(in billions)

Balance as of March 31, 2014	$108.6	$48.2	$213.4	$30.0	$9.1	$44.8	$454.1
Long-term flows:
Sales/new accounts	3.7	1.2	15.5	1.0	0.1	2.1	23.6
Redemptions/terminations	(3.8)	(0.7)	(6.8)	(1.2)	(0.1)	(0.7)	(13.3)
Cash flow/unreinvested dividends	(0.8)	(0.7)	(1.2)	0.1	0.5	0.1	(2.0)
Net long-term (outflows) inflows	(0.9)	(0.2)	7.5	(0.1)	0.5	1.5	8.3
Acquisitions	2.9	—	—	—	—	—	2.9
Market appreciation	5.2	2.4	5.3	0.5	0.2	1.3	14.9
Net change	7.2	2.2	12.8	0.4	0.7	2.8	26.1
Balance as of June 30, 2014	$115.8	$50.4	$226.2	$30.4	$9.8	$47.6	$480.2

Balance as of December 31, 2013	$107.8	$49.3	$211.0	$28.7	$9.3	$44.3	$450.4
Long-term flows:
Sales/new accounts	7.9	1.3	22.9	2.4	0.3	3.7	38.5
Redemptions/terminations	(7.4)	(0.9)	(14.4)	(2.0)	(0.4)	(3.0)	(28.1)
Cash flow/unreinvested dividends	(1.6)	(2.4)	(3.5)	0.2	0.1	0.6	(6.6)
Net long-term (outflows) inflows	(1.1)	(2.0)	5.0	0.6	—	1.3	3.8
Acquisitions	2.9	—	—	—	—	—	2.9
Market appreciation	6.2	3.1	10.2	1.1	0.5	2.0	23.1
Net change	8.0	1.1	15.2	1.7	0.5	3.3	29.8
Balance as of June 30, 2014	$115.8	$50.4	$226.2	$30.4	$9.8	$47.6	$480.2

Balance as of June 30, 2013	$96.2	$44.4	$219.4	$29.9	$8.2	$36.5	$434.6
Long-term flows:
Sales/new accounts	15.6	3.8	41.0	4.3	1.2	6.1	72.0
Redemptions/terminations	(17.0)	(1.1)	(38.7)	(4.5)	(0.7)	(3.5)	(65.5)
Cash flow/unreinvested dividends	(5.4)	(6.9)	(8.4)	(0.5)	0.6	2.8	(17.8)
Net long-term (outflows) inflows	(6.8)	(4.2)	(6.1)	(0.7)	1.1	5.4	(11.3)
Acquisitions	5.0	—	—	—	—	—	5.0
Market appreciation	21.4	10.2	12.9	1.2	0.5	5.7	51.9
Net change	19.6	6.0	6.8	0.5	1.6	11.1	45.6
Balance as of June 30, 2014	$115.8	$50.4	$226.2	$30.4	$9.8	$47.6	$480.2

(1)	Includes index and enhanced index services.
(2)	Includes multi-asset solutions and services, and certain alternative investments.

Index
Average assets under management by distribution channel and investment service are as follows:

	Three Months Ended				Six Months Ended
	6/30/14	6/30/13	$ Change	% Change	6/30/14	6/30/13	$ Change	% Change
		(in billions)				(in billions)
Distribution Channel:
Institutions	$232.0	$227.8	$4.2	1.8%	$230.1	$225.2	$4.9	2.2%
Retail	158.8	150.5	8.3	5.5	156.1	148.6	7.5	5.0
Private Client	73.4	67.6	5.8	8.7	72.5	67.2	5.3	8.0
Total	$464.2	$445.9	$18.3	4.1	$458.7	$441.0	$17.7	4.0

Investment Service:
Equity Actively Managed	$110.7	$98.9	$11.8	11.9%	$109.1	$98.0	$11.1	11.4%
Equity Passively Managed (1)	49.4	44.6	4.8	10.6	48.9	43.3	5.6	12.8
Fixed Income Actively Managed - Taxable	218.7	227.2	(8.5)	(3.7)	216.1	225.8	(9.7)	(4.3)
Fixed Income Actively Managed – Tax-exempt	30.2	30.7	(0.5)	(1.4)	29.9	30.8	(0.9)	(3.0)
Fixed Income Passively Managed(1)	9.5	8.3	1.2	14.8	9.5	8.2	1.3	16.5
Other (2)	45.7	36.2	9.5	26.2	45.2	34.9	10.3	29.5
Total	$464.2	$445.9	$18.3	4.1	$458.7	$441.0	$17.7	4.0

(1)	Includes index and enhanced index services.
(2)	Includes multi-asset solutions and services, and certain alternative investments.

Our Institutions channel second quarter average AUM of $232.0 billion increased by $4.2 billion, or 1.8%, compared to the second quarter of 2013, primarily due to our Institutional AUM increasing $16.4 billion, or 7.4%, over the last twelve months to $240.3 billion at June 30, 2014. The relatively larger increase in AUM of $16.4 billion during the last twelve months as compared to the increase of $4.2 billion in year-to-year average AUM is primarily due to significant inflows and market appreciation during June 2014. The $16.4 billion increase in AUM over the last twelve months was due to market appreciation of $22.1 billion and $0.3 billion of new assets from acquisitions, offset by net outflows of $6.0 billion (consisting of outflows of $7.3 billion in equity services and $0.6 billion in fixed income services, offset by inflows of $1.9 billion in other services).

Our Retail channel second quarter average AUM of $158.8 billion increased by $8.3 billion, or 5.5%, compared to the second quarter of 2013, primarily due to our Retail AUM increasing $21.0 billion, or 14.5%, over the last twelve months to $165.4 billion at June 30, 2014. The relatively larger increase in AUM of $21.0 billion during the last twelve months as compared to the increase of $8.3 billion in year-to-year average AUM is primarily due to new assets from an acquisition in late June 2014 and significant market appreciation during June 2014. The $21.0 billion increase in AUM over the last twelve months was due to market appreciation of $21.1 billion and $3.6 billion of new assets from acquisitions, offset by net outflows of $3.7 billion (consisting of outflows of $3.5 billion in fixed income services and $2.7 billion in equity services, offset by inflows of $2.5 billion in other services).

Our Private Client channel second quarter average AUM of $73.4 billion increased by $5.8 billion, or 8.7%, compared to the second quarter of 2013, primarily due to our Private Client AUM increasing $8.2 billion, or 12.3%, over the last twelve months to $74.5 billion at June 30, 2014. The $8.2 billion increase in AUM over the last twelve months was due to $8.7 billion of market appreciation and $1.1 billion of new assets from acquisitions, offset by net outflows of $1.6 billion (consisting of outflows of $1.6 billion in fixed income services and $1.0 billion in equity services, offset by inflows of $1.0 billion in other services).

Index
Absolute investment composite returns, net of fees, and relative performance compared to benchmarks for certain representative Institutional (except as otherwise indicated) equity and fixed income services are as follows:

	For the three months ended June 30, 2014	For the six months ended June 30, 2014

Global High Income (fixed income)
Absolute return	2.6%	6.0%
Relative return (vs. 33% Barclays High Yield, 33% JPM EMBI Global and 33% JPM GBI-EM)	(1.7)	(1.3)
Global Fixed Income (fixed income)
Absolute return	2.3	4.9
Relative return (vs. CITI WLD GV BD-USD/JPM GLBL BD)	0.0	(0.1)
Intermediate Municipal Bonds (fixed income) (Private Client composite)
Absolute return	1.2	2.7
Relative return (vs. Lipper Short/Int. Blended Muni Fund Avg)	(0.2)	(0.2)
U.S. Strategic Core Plus (fixed income)
Absolute return	2.4	4.9
Relative return (vs. Barclays U.S. Aggregate)	0.4	0.9
Emerging Market Debt (fixed income)
Absolute return	5.5	9.6
Relative return (vs. JPM EMBI Global/JPM EMBI)	0.0	0.5
Global Plus (fixed income)
Absolute return	2.3	4.9
Relative return (vs. Barclays Global Aggregate)	(0.2)	(0.1)
Emerging Markets Value
Absolute return	9.4	8.9
Relative return (vs. MSCI EM Index)	2.8	2.8
Global Value
Absolute return	4.9	7.2
Relative return (vs. MSCI World Index)	0.1	1.0
Global Strategic Value
Absolute return	4.4	7.5
Relative return (vs. MSCI ACWI Index)	(0.7)	1.3
U.S. Small & Mid Cap Value
Absolute return	5.5	8.4
Relative return (vs. Russell 2500 Value Index)	1.3	0.5
U.S. Strategic Value
Absolute return	4.8	7.8
Relative return (vs. Russell 1000 Value Index)	(0.3)	(0.5)
U.S. Small Cap Growth
Absolute return	0.6	1.8
Relative return (vs. Russell 2000 Growth Index)	(1.2)	(0.4)
U.S. Large Cap Growth
Absolute return	5.4	4.5
Relative return (vs. Russell 1000 Growth Index)	0.2	(1.9)
U.S. Small & Mid Cap Growth
Absolute return	1.3	2.1
Relative return (vs. Russell 2500 Growth Index)	(1.6)	(1.9)
Select U.S. Equity
Absolute return	4.9	5.7
Relative return (vs. S&P 500 Index)	(0.3)	(1.5)
International Style Blend – Developed
Absolute return	3.1	4.0
Relative return (vs. MSCI EAFE Index)	(1.0)	(0.8)

Index
After a somewhat volatile start to the year, calmer conditions prevailed in the second quarter as the U.S. Federal Reserve continued to reduce its monthly asset purchases. Uncertainty about U.S. growth, deflation worries in Europe and geopolitical tensions such as those in Ukraine and Iraq provided fuel for a government bond rally that drove the 10-year U.S. Treasury to an 11-month low in May. Our Fixed Income services delivered positive absolute returns but mixed relative returns during the quarter and the year-to-date period. In our Global Plus portfolios, currency exposure hurt returns but our security selection across various sectors contributed positively. Currency exposure also detracted in our Global Fixed income strategies; however, we benefitted from our exposure to non-government sectors, which are not part of the benchmark. Our U.S. multi-sector strategies benefited from an overweight in non-government sectors and security selection within investment-grade corporates. Our Global High Income strategy was hurt by an underweight in emerging market debt, which was a strong performer as last year’s mutual fund outflows reversed. Within our dedicated emerging market debt portfolios, modest currency exposures, security selection and country selection added to relative returns. Municipal bonds outperformed taxable fixed income sectors in the quarter due in part to improved demand, coupled with less issuance. We modestly underperformed our benchmark for the quarter and the year as an underweight to callable bonds detracted from performance.  An overweight in medium-grade bonds was a positive contributor for the quarter and year.

Performance of our major Equity services was mixed in the three-month and six-month periods ending June 30, 2014. Our major large cap services produced strong absolute returns, with relative returns mostly not far from the benchmark in an environment of unusually low volatility. Several services suffered from a sharp rotation in market leadership away from stocks with strong recent performance. The strongest out-performance came from Emerging Market Value, as a result of strong stock selection and a less negative environment for value stocks in emerging markets. Other major Value services are more modestly ahead of their benchmarks for the full year. Our U.S. Large Cap Growth and Select U.S. Equity services lagged their benchmarks for the full year, although U.S. Large Cap Growth made back some ground in the second quarter. In the U.S. Small and Mid Cap universe, our Value services produced stronger returns than our Growth services over both periods.

Consolidated Results of Operations

	Three Months Ended				Six Months Ended
	6/30/14	6/30/13	$ Change	% Change	6/30/14	6/30/13	$ Change	% Change
	(in millions, except per unit amounts)				(in millions, except per unit amounts)

Net revenues	$753.6	$734.3	$19.3	2.6%	$1,468.3	$1,443.4	$24.9	1.7%
Expenses	610.2	597.6	12.6	2.1	1,194.9	1,182.6	12.3	1.0
Operating income	143.4	136.7	6.7	5.0	273.4	260.8	12.6	4.8
Income taxes	7.0	9.6	(2.6)	(26.7)	18.4	20.7	(2.3)	(11.4)
Net income	136.4	127.1	9.3	7.4	255.0	240.1	14.9	6.2
Net (loss) income of consolidated entities attributable to non-controlling interests	—	6.4	(6.4)	n/m	1.8	4.9	(3.1)	(63.0)
Net income attributable to AllianceBernstein Unitholders	$136.4	$120.7	$15.7	13.0	$253.2	$235.2	$18.0	7.6

Diluted net income per AllianceBernstein Unit	$0.50	$0.43	$0.07	16.3	$0.93	$0.83	$0.10	12.0

Distributions per AllianceBernstein Unit	$0.50	$0.44	$0.06	13.6	$0.94	$0.85	$0.09	10.6

Operating margin (1)	19.0%	17.7%			18.5%	17.7%

(1)	Operating income excluding net (loss) income attributable to non-controlling interests as a percentage of net revenues.

Index
Net income attributable to AllianceBernstein Unitholders for the three months ended June 30, 2014 increased $15.7 million, or 13.0%, from the three months ended June 30, 2013. The increase is primarily due to (in millions):

Higher base advisory fees	$19.2
Higher performance-based fees	14.0
Higher Bernstein research services revenues	4.2
Lower income taxes	2.6
Lower real estate charges	2.4
Higher employee compensation and benefits	(21.0)
Lower investment gains	(7.6)
Other	1.9
$15.7

Net income attributable to AllianceBernstein Unitholders for the six months ended June 30, 2014 increased $18.0 million, or 7.6%, from the six months ended June 30, 2013. The increase is primarily due to (in millions):

Higher base advisory fees	$31.0
Higher Bernstein research services revenues	17.5
Higher performance-based fees	13.4
Higher employee compensation and benefits	(26.8)
Lower investment gains	(13.9)
Higher general and administrative (excluding real estate)	(4.0)
Other	0.8
$18.0

Real Estate Charges

During 2010, we performed a comprehensive review of our real estate requirements in New York in connection with our workforce reductions commencing in 2008. As a result, during 2010 we decided to sub-lease over 380,000 square feet in New York (in excess of 90% of this space has been sublet) and consolidate our New York-based employees into two office locations from three. During the third quarter of 2012, in an effort to further reduce our global real estate footprint, we completed a comprehensive review of our worldwide office locations and began implementing a global space consolidation plan. As a result, our intention is to sub-lease approximately 510,000 square feet of office space (approximately 80% of this space has been sublet), more than 70% of which is New York office space (in addition to the 380,000 square foot space reduction in 2010), with the remainder consisting of office space in England, Australia and various U.S. locations.

During the second quarter of 2014, we recorded real estate credits of $0.5 million, comprising credits of $0.3 million relating to W.P. Stewart acquired properties and $1.8 million from a change in estimates relating to previously recorded real estate charges (primarily relating to the 2012 plan), offset by $1.6 million of accelerated amortization of leasehold improvements (relating to the 2012 plan).

During the first six months of 2014, we recorded real estate charges of $1.4 million, comprising $1.6 million relating to W.P. Stewart acquired properties and $3.3 million of accelerated amortization of leasehold improvements (relating to the 2012 plan), offset by $3.5 million from a change in estimates relating to previously recorded real estate charges (primarily relating to the 2012 plan).

Units Outstanding

Each quarter, we implement plans to repurchase Holding Units pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (“Exchange Act”). A Rule 10b5-1 plan allows a company to repurchase its shares at times when it otherwise might be prevented from doing so because of self-imposed trading blackout periods or because it possesses material non-public information. Each broker we select has the authority under the terms and limitations specified in the plan to repurchase Holding Units on our behalf in accordance with the terms of the plan. Repurchases are subject to SEC regulations as well as certain price, market volume and timing constraints specified in the plan. The plan adopted during the second quarter of 2014 expired at the close of business on July 29, 2014. We did not buy any Holding Units pursuant to Rule 10b5-1 plans during the first six months of 2014. We may adopt additional Rule 10b5-1 plans in the future to engage in open-market purchases of Holding Units to help fund anticipated obligations under our incentive compensation award program and for other corporate purposes.

Index
Effective July 1, 2013, management retired all unallocated Holding Units in AllianceBernstein’s consolidated rabbi trust. To retire such units, AllianceBernstein delivered the unallocated Holding Units held in the rabbi trust to Holding in exchange for the same number of AllianceBernstein units. Each entity then retired its units. As a result, on July 1, 2013, each of AllianceBernstein’s and Holding’s units outstanding decreased by approximately 13.1 million units. AllianceBernstein and Holding intend (subject to compliance with applicable safe harbor rules to avoid AllianceBernstein being treated as a publicly-traded partnership) to retire additional units as AllianceBernstein purchases Holding Units on the open market or from employees to allow them to fulfill statutory tax withholding requirements at the time of distribution of long-term incentive compensation awards, if such units are not required to fund new employee awards in the near future. If a sufficient number of Holding Units is not available in the rabbi trust to fund new awards, AllianceBernstein will purchase newly-issued Holding Units from Holding. When AllianceBernstein purchases newly-issued Holding Units from Holding, Holding is required to use the proceeds it receives from AllianceBernstein to purchase the equivalent number of newly-issued AllianceBernstein Units.

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

Index
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)

Net revenues, GAAP basis	$753,648	$734,275	$1,468,266	$1,443,397
Exclude:
Long-term incentive compensation-related investment (gains) losses	(3,415)	(818)	(4,712)	(6,847)
Long-term incentive compensation-related dividends and interest	(154)	(196)	(333)	(465)
90% of consolidated venture capital fund investment (gains) losses	(136)	(6,602)	(2,142)	(5,382)
Distribution-related payments	(100,699)	(111,386)	(197,969)	(220,666)
Amortization of deferred sales commissions	(9,326)	(10,325)	(18,283)	(21,399)
Pass-through fees and expenses	(7,769)	(7,022)	(15,100)	(13,890)
Adjusted net revenues	$632,149	$597,926	$1,229,727	$1,174,748

Operating income, GAAP basis	$143,440	$136,654	$273,343	$260,852
Exclude:
Long-term incentive compensation-related items	94	322	183	351
Real estate (credits) charges	(505)	1,935	1,437	2,573
Acquisition-related expenses	1,457	—	2,316	—
Sub-total of non-GAAP adjustments	1,046	2,257	3,936	2,924
Less: Net (loss) income of consolidated entities attributable to non-controlling interests	(3)	6,376	1,810	4,891
Adjusted operating income	$144,489	$132,535	$275,469	$258,885

Adjusted operating margin	22.9%	22.2%	22.4%	22.0%

Adjusted operating income for the three months ended June 30, 2014 increased $12.0 million, or 9.0%, from the three months ended June 30, 2013, primarily as a result of higher investment advisory base fees of $18.9 million and higher performance-based fees of $14.0 million, offset by higher employee compensation expense (excluding the impact of long-term incentive compensation-related items) of $17.3 million. For the six months ended June 30, 2014, adjusted operating income increased $16.6 million, or 6.4%, from the six months ended June 30, 2013, primarily as a result of higher investment advisory base fees of $30.5 million, higher Bernstein Research Services revenues of $17.5 million and higher performance-based fees of $13.4 million, offset by higher employee compensation expense (excluding the impact of long-term incentive compensation-related items) of $27.2 million, investment losses in 2014 compared to investment gains in 2013 of $8.5 million, and higher other promotion and servicing expenses of $7.1 million.

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

Acquisition-related expenses, primarily severance and professional fees incurred as a result of a fourth quarter 2013 and a second quarter 2014 acquisition, have been excluded because they are not considered part of our core operating results when comparing results from period to period and to industry peers.

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

Index
Net Revenues

The components of net revenues are as follows:

	Three Months Ended				Six Months Ended
	6/30/14	6/30/13	$ Change	% Change	6/30/14	6/30/13	$ Change	% Change
	(in millions)				(in millions)
Investment advisory and services fees:
Institutions:
Base fees	$102.2	$100.4	$1.8	1.9%	$201.7	$201.8	$(0.1)	(0.1)%
Performance-based fees	3.0	3.6	(0.6)	(16.0)	4.9	6.2	(1.3)	(21.1)
	105.2	104.0	1.2	1.2	206.6	208.0	(1.4)	(0.7)
Retail:
Base fees	209.1	208.6	0.5	0.2	405.9	408.9	(3.0)	(0.7)
Performance-based fees	10.7	1.7	9.0	537.6	11.3	2.5	8.8	365.6
	219.8	210.3	9.5	4.5	417.2	411.4	5.8	1.4
Private Client:
Base fees	161.5	144.6	16.9	11.7	317.3	283.2	34.1	12.0
Performance-based fees	5.8	0.2	5.6	n/m	6.1	0.3	5.8	n/m
	167.3	144.8	22.5	15.6	323.4	283.5	39.9	14.1
Total:
Base fees	472.8	453.6	19.2	4.2	924.9	893.9	31.0	3.5
Performance-based fees	19.5	5.5	14.0	255.1	22.3	9.0	13.3	149.1
	492.3	459.1	33.2	7.3	947.2	902.9	44.3	4.9

Bernstein research services	119.0	114.8	4.2	3.7	242.0	224.5	17.5	7.8
Distribution revenues	110.3	120.8	(10.5)	(8.6)	216.5	239.5	(23.0)	(9.6)
Dividend and interest income	4.7	4.5	0.2	3.2	8.8	9.0	(0.2)	(2.2)
Investment gains (losses)	0.8	8.4	(7.6)	(90.1)	1.4	15.3	(13.9)	(90.9)
Other revenues	27.1	27.4	(0.3)	(1.3)	53.8	53.7	0.1	—
Total revenues	754.2	735.0	19.2	2.6	1,469.7	1,444.9	24.8	1.7
Less: interest expense	0.6	0.7	(0.1)	(9.0)	1.4	1.5	(0.1)	(6.7)
Net revenues	$753.6	$734.3	$19.3	2.6	$1,468.3	$1,443.4	$24.9	1.7

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

We sometimes charge our clients performance-based fees. In these situations, we charge a base advisory fee and are eligible to earn an additional performance-based fee or incentive allocation that is calculated as either a percentage of absolute investment results or a percentage of investment results in excess of a stated benchmark over a specified period of time. Some performance-based fees include a high-watermark provision, which generally provides that if a client account underperforms relative to its performance target (whether absolute or relative to a specified benchmark), it must gain back such underperformance before we can collect future performance-based fees. Therefore, if we fail to achieve our performance target for a particular period, we will not earn a performance-based fee for that period and, for accounts with a high-watermark provision, our ability to earn future performance-based fees will be impaired. We are eligible to earn performance-based fees on approximately 10% of the assets we manage for institutional clients, approximately 3% of the assets we manage for private clients and approximately 1% of the assets we manage for retail clients (in total, approximately 6% of our AUM).

For the three months ended June 30, 2014, our investment advisory and services fees increased by $33.2 million, or 7.3%, from the second quarter of 2013, due to a $19.2 million, or 4.2%, increase in base fees, which primarily resulted from a 4.1% increase in average AUM, and a $14.0 million increase in performance-based fees. We recorded $19.5 million of performance-based fees in the second quarter of 2014, primarily composed of $7.5 million recognized upon liquidation of the AllianceBernstein Recovery Assets Fund and $10.6 million earned on our Select Absolute Alpha Fund, which is an equity long/short strategy with a May measurement date. For the six months ended June 30, 2014, our investment advisory and services fees increased by $44.3 million, or 4.9%, from six months ended June 30, 2013, due to a $31.0 million, or 3.5%, increase in base fees, which primarily resulted from a 4.0% increase in average AUM, and a $13.3 million increase in performance-based fees.

Institutional investment advisory and services fees for the three months ended June 30, 2014 increased by $1.2 million, or 1.2%, from the three months ended June 30, 2013, due to a $1.8 million, or 1.9%, increase in base fees, which primarily resulted from a 1.8% increase in average AUM, offset by a $0.6 million decrease in performance-based fees. Institutional investment advisory and services fees for the six months ended June 30, 2014 decreased by $1.4 million, or 0.7%, from the six months ended June 30, 2013, primarily due to a $1.3 million decrease in performance-based fees. Base fees were flat, while average AUM increased 2.2%, due to a shift in product mix from active equity services to other services.

Retail investment advisory and services fees for the three months ended June 30, 2014 increased by $9.5 million, or 4.5%, from the three months ended June 30, 2013, due to a $9.0 million increase in performance-based fees and a $0.5 million, or 0.2%, increase in base fees. Retail investment advisory and services fees for the six months ended June 30, 2014 increased by $5.8 million, or 1.4%, from the six months ended June 30, 2013, due to an $8.8 million increase in performance-based fees, offset by a $3.0 million, or 0.7%, decrease in base fees. Retail average AUM increased 5.5% and 5.0%, respectively, during the three and six months ended June 30, 2014, as compared to the corresponding periods in 2013. The essentially flat base fees, as compared to an increase in average AUM in both periods, are primarily due to a shift in product mix from long-term non-U.S. global fixed income mutual funds towards long-term U.S. mutual funds and other Retail products and services, which generally have lower fees as compared to long-term non-U.S. global fixed income mutual funds.

Private client investment advisory and services fees for the three months ended June 30, 2014 increased by $22.5 million, or 15.6%, from the three months ended June 30, 2013, primarily as a result of a $16.9 million, or 11.7%, increase in base fees, which primarily resulted from a 7.7% increase in average billable AUM, and a $5.6 million increase in performance-based fees. Private client investment advisory and services fees for the six months ended June 30, 2014 increased by $39.9 million, or 14.1%, from the six months ended June 30, 2013, primarily as a result of a $34.1 million, or 12.0%, increase in base fees, reflecting an increase in average billable AUM of 7.9%, and a $5.8 million increase in performance-based fees. Base fees in both periods were favorably impacted by a shift in product mix toward active equity services.

Bernstein Research Services

Bernstein Research Services revenue consists principally of equity commissions received for providing equity research and brokerage-related services to institutional investors.

Revenues from Bernstein Research Services for the three and six months ended June 30, 2014 increased $4.2 million, or 3.7%, and $17.5 million, or 7.8%, respectively, compared to the corresponding periods in 2013. The increases were the result of strong growth in Europe and Asia.

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

Distribution revenues for the three and six months ended June 30, 2014 decreased $10.5 million, or 8.6%, and $23.0 million, or 9.6%, respectively, compared to the corresponding periods in 2013, while the corresponding average AUM of these mutual funds decreased 6.2% and 6.7%, respectively. Average AUM of non B-shares and non C-shares mutual funds (which have lower distribution fee rates than B-share and C-share mutual funds) decreased 5.5% and 5.9%, respectively, while average AUM of B-share and C-share mutual funds decreased 9.6% and 10.8%, respectively.

Dividend and Interest Income and Interest Expense

Dividend and interest income consists primarily of investment income and interest earned on customer margin balances and U.S. Treasury Bills. Interest expense principally reflects interest accrued on cash balances in customers’ brokerage accounts. Dividend and interest income, net of interest expense, for the three and six months ended June 30, 2014 were essentially flat compared to the corresponding periods in 2013.

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

Investment gains (losses) are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
Long-term incentive compensation-related investments
Realized gains (losses)	$(0.1)	$0.8	$2.7	$1.3
Unrealized gains (losses)	3.5	0.1	2.0	5.6

Consolidated private equity fund investments
Realized gains (losses)
Non-public investments	—	(6.6)	—	(6.6)
Public investments	0.4	(4.1)	6.7	(5.6)
Unrealized gains (losses)
Non-public investments	1.0	12.7	2.1	11.7
Public investments	(1.2)	5.4	(6.4)	6.4

Seed capital investments
Realized gains (losses)
Seed capital	4.6	4.2	10.1	6.1
Derivatives	(13.7)	(3.0)	(18.5)	(13.9)
Unrealized gains (losses)
Seed capital	8.1	(7.3)	7.0	1.8
Derivatives	(0.2)	7.9	(1.0)	11.8

Brokerage-related investments
Realized gains (losses)	3.8	(3.0)	(6.0)	(6.3)
Unrealized gains (losses)	(5.4)	1.3	2.7	3.0
	$0.8	$8.4	$1.4	$15.3

Index
Other Revenues

Other revenues consist of fees earned for transfer agency services provided to company-sponsored mutual funds, fees earned for administration and recordkeeping services provided to company-sponsored mutual funds and the general accounts of AXA and its subsidiaries, and other miscellaneous revenues. Other revenues for the three and six months ended June 30, 2014 were essentially flat compared to the corresponding periods in 2013.

Expenses

The components of expenses are as follows:

	Three Months Ended				Six Months Ended
	6/30/14	6/30/13	$ Change	% Change	6/30/14	6/30/13	$ Change	% Change
	(in millions)				(in millions)

Employee compensation and benefits	$327.5	$306.5	$21.0	6.8%	$634.5	$607.7	$26.8	4.4%
Promotion and servicing:
Distribution-related payments	100.7	111.4	(10.7)	(9.6)	198.0	220.7	(22.7)	(10.3)
Amortization of deferred sales commissions	9.3	10.3	(1.0)	(9.7)	18.3	21.4	(3.1)	(14.6)
Other	60.2	56.3	3.9	6.9	115.2	107.3	7.9	7.4
	170.2	178.0	(7.8)	(4.4)	331.5	349.4	(17.9)	(5.1)
General and administrative:
General and administrative	105.9	104.3	1.6	1.6	213.4	209.4	4.0	1.9
Real estate (credit) charges	(0.5)	1.9	(2.4)	n/m	1.4	2.6	(1.2)	(44.2)
	105.4	106.2	(0.8)	(0.8)	214.8	212.0	2.8	1.3
Contingent payment arrangements	0.3	0.2	0.1	88.2	0.6	0.4	0.2	88.0
Interest	0.8	0.8	—	—	1.6	1.8	(0.2)	(12.8)
Amortization of intangible assets	6.0	5.9	0.1	1.8	11.9	11.3	0.6	5.1
Total	$610.2	$597.6	$12.6	2.1	$1,194.9	$1,182.6	$12.3	1.0

Employee Compensation and Benefits

Employee compensation and benefits consist of base compensation (including salaries and severance), annual short-term incentive compensation awards (cash bonuses), annual long-term incentive compensation awards, commissions, fringe benefits and other employment costs (including recruitment, training, temporary help and meals).

Compensation expense as a percentage of net revenues was 43.5% and 41.7% for the three months ended June 30, 2014 and 2013, respectively. For the six months ended June 30, 2014 and 2013, compensation expense as a percentage of net revenues was 43.2% and 42.1%, respectively. Compensation expense generally is determined on a discretionary basis and is primarily a function of our firm’s financial performance. Amounts are awarded to help us achieve our key compensation goals of attracting, motivating and retaining top talent, by providing awards for the past year’s performance and providing incentives for future performance, while also helping ensure that our firm’s unitholders receive an appropriate return on their investment. Senior management, with the approval of the Compensation Committee (“Compensation Committee”) of the Board of Directors (“Board”) of AllianceBernstein Corporation, periodically confirms that the appropriate metric to consider in determining the amount of incentive compensation is the ratio of adjusted employee compensation and benefits expense to adjusted net revenues. Adjusted net revenues used in the adjusted compensation ratio are the same as the adjusted net revenues presented as a non-GAAP measure (discussed earlier in this MD&A). Adjusted employee compensation and benefits expense is total employee compensation and benefits expense minus other employment costs such as recruitment, training, temporary help and meals (which costs were 1.2% of adjusted net revenues for the three and six months ended June 30, 2014, and were 1.0%  and 1.1% of adjusted net revenues for the three and six months ended June 30, 2013, respectively), and excludes the impact of mark-to-market vesting expense, as well as dividends and interest expense, associated with employee long-term incentive compensation-related investments. Senior management, with the approval of the Compensation Committee, also established as an objective that adjusted employee compensation and benefits expense generally should not exceed 50% of our adjusted net revenues, except in unexpected or unusual circumstances. Our ratios of adjusted compensation expense as a percentage of adjusted revenues were 50.0% for the three and six months ended June 30, 2014 and 2013.

For the three months ended June 30, 2014, employee compensation and benefits expense increased $21.0 million, or 6.8%, compared to the corresponding period in 2013, primarily due to higher incentive compensation of $22.5 million and higher base compensation of $8.0 million, offset by lower commissions of $8.5 million. For the six months ended June 30, 2014, employee compensation and benefits expense increased $26.8 million, or 4.4%, compared to the corresponding period in 2013, primarily due to higher incentive compensation of $25.3 million and higher base compensation of $13.4 million, offset by lower commissions of $11.2 million.

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

Promotion and servicing expenses decreased $7.8 million, or 4.4%, during the three months ended June 30, 2014 compared to the three months ended June 30, 2013. The decrease was the result of lower distribution-related payments of $10.7 million, offset by higher trade execution and clearance costs of $1.9 million and higher marketing costs of $1.0 million. During the six months ended June 30, 2014, promotion and servicing expenses decreased $17.9 million, or 5.1%, compared to the corresponding period in 2013. The decrease was the result of lower distribution-related payments of $22.7 million, offset by higher marketing costs of $2.5 million and higher trade execution and clearing costs of $2.2 million.

General and Administrative

General and administrative expenses include technology, professional fees, occupancy, communications and similar expenses. General and administrative expenses as a percentage of net revenues were 14.0% (14.1% excluding real estate charges) and 14.5% (14.2% excluding real estate charges) for the three months ended June 30, 2014 and 2013, respectively. General and administrative expenses decreased $0.8 million, or 0.8%, during the second quarter of 2014 compared to the corresponding period in 2013, primarily due to lower real estate charges of $2.4 million and lower technology expenses of $1.5 million, offset by higher professional fees of $2.3 million and higher portfolio services expenses of $1.3 million. For the six months ended June 30, 2014 and 2013, general and administrative expenses as a percentage of net revenues were 14.6% (14.5% excluding real estate charges) and 14.7% (14.5% excluding real estate charges), respectively. General and administrative expenses increased $2.8 million, or 1.3%, during the first six months of 2014 compared to the corresponding period in 2013, primarily due to higher portfolio services expenses of $2.7 million and higher professional fees of $2.4 million, offset by lower real estate charges of $1.2 million and lower technology expenses of $1.1 million.

Contingent Payment Arrangements

Contingent payment arrangements reflect changes in estimates of contingent payment liabilities established in connection with acquisitions in previous periods, as well as accretion expense of these liabilities. There were no changes in estimates during the first six months of 2014 and 2013.

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

Income tax expense for the three months ended June 30, 2014 decreased $2.6 million from the three months ended June 30, 2013. The decrease primarily is due to a lower effective tax rate in the current year quarter of 4.9% compared to 7.0% in the comparable prior year quarter, offset by higher pre-tax earnings. Income tax expense for the six months ended June 30, 2014 decreased $2.3 million from the six months ended June 30, 2013. The decrease is primarily due to a lower effective tax rate in the current year of 6.7% compared to 7.9% in the prior year, offset by higher pre-tax earnings. The lower effective tax rate is primarily due to the expected transfer of the majority of the W.P. Stewart business from its existing corporate structure to the AllianceBernstein partnership structure where tax rates are lower, in addition to the expectation that we will generate a lower proportion of pre-tax earnings from our foreign subsidiaries where tax rates are generally higher than our domestic tax rate.

Net Income (Loss) of Consolidated Entities Attributable to Non-Controlling Interests

Net income (loss) of consolidated entities attributable to non-controlling interests consists of limited partner interests owned by other investors representing 90% of the total limited partner interests in our consolidated venture capital fund. During the first six months of 2014, we had $1.8 million of net income of consolidated entities attributable to non-controlling interests, primarily due to a $2.4 million net investment gain attributable to our consolidated venture capital fund (of which 90% belongs to non-controlling interests) and management fees of $0.4 million.

Index
CAPITAL RESOURCES AND LIQUIDITY

During the first six months of 2014, net cash provided by operating activities was $338.5 million, compared to $113.3 million during the corresponding 2013 period. The change was primarily due to a higher increase in broker-dealer related payables (net of receivables and segregated U.S. Treasury Bills activity) of $290.9 million and higher cash provided by net income of $44.6 million, partially offset by lower net purchases of investments of $64.2 million and lower net deferred sales commissions paid of $42.7 million.

During the first six months of 2014, net cash used in investing activities was $74.9 million, compared to $8.5 million during the corresponding 2013 period, reflecting the purchase of a business, net of cash acquired, during 2014 of $60.8 million and higher net purchases of furniture, equipment and leasehold improvements of $5.4 million in the current period.

During the first six months of 2014, net cash used in financing activities was $256.7 million, compared to $148.7 million during the corresponding 2013 period. The change reflects higher distributions to the General Partner and unitholders of $77.4 million as a result of higher earnings (distributions on earnings are paid one quarter in arrears) and a decrease in overdrafts payable of $64.1 million, offset by the increase in issuance of commercial paper of $33.5 million.

As of June 30, 2014, AllianceBernstein had $521.8 million of cash and cash equivalents, all of which is available for liquidity, but consists primarily of cash on deposit for our broker-dealers to comply with various customer clearing activities and cash held by foreign entities for which a permanent investment election for U.S. tax purposes is taken. If the cash held at our foreign subsidiaries of $352.4 million, which includes cash on deposit for our foreign broker dealers, was to be repatriated to the U.S., we would be required to accrue and pay U.S. income taxes on these funds, based on the unremitted amount. Our current intent is to permanently reinvest these earnings outside the U.S.

Debt and Credit Facilities

As of June 30, 2014 and December 31, 2013, AllianceBernstein had $324.7 million and $268.4 million, respectively, in commercial paper outstanding with weighted average interest rates of approximately 0.2% and 0.3%, respectively. The commercial paper is short term in nature, and as such, recorded value is estimated to approximate fair value (and considered a Level 2 security in the fair value hierarchy). Average daily borrowings of commercial paper during the first six months of 2014 and the full year 2013 were $411.3 million and $282.0 million, respectively, with weighted average interest rates of approximately 0.2% and 0.3%, respectively.

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

The Credit Facility contains affirmative, negative and financial covenants, which are customary for facilities of this type, including, among other things, restrictions on dispositions of assets, restrictions on liens, a minimum interest coverage ratio and a maximum leverage ratio. As of June 30, 2014, we were in compliance with these covenants. The Credit Facility also includes customary events of default (with customary grace periods, as applicable), including provisions under which, upon the occurrence of an event of default, all outstanding loans may be accelerated and/or lender’s commitments may be terminated. Also, under such provisions, upon the occurrence of certain insolvency- or bankruptcy-related events of default, all amounts payable under the Credit Facility automatically would become immediately due and payable, and the lender’s commitments automatically would terminate.

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

As of June 30, 2014 and December 31, 2013, we had no amounts outstanding under the Credit Facility. During the first six months of 2014 and the full year 2013, we did not draw upon the Credit Facility.

In addition, SCB LLC has five uncommitted lines of credit with four financial institutions. Two of these lines of credit permit us to borrow up to an aggregate of approximately $200 million, with AllianceBernstein named as an additional borrower, while three lines have no stated limit. As of June 30, 2014 and December 31, 2013, SCB LLC had no bank loans outstanding.  Average daily borrowings of bank loans during the first six months of 2014 and full year 2013 were $8.0 million and $6.2 million, respectively, with a weighted average interest rate of approximately 1.0% for both periods.

Index
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

During 2009, we entered into a subscription agreement under which we committed to invest up to $35 million, as amended in 2011, in a venture capital fund over a six-year period. As of June 30, 2014, we had funded $27.2 million of this commitment.

During 2010, as general partner of AllianceBernstein U.S. Real Estate L.P. (the “Real Estate Fund”), we committed to invest $25 million in the Real Estate Fund. As of June 30, 2014, we had funded $13.4 million of this commitment.

During 2012, we entered into an investment agreement under which we committed to invest up to $8 million in an oil and gas fund over a three-year period. As of June 30, 2014, we had funded $5.8 million of this commitment.

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

CAUTIONS REGARDING FORWARD-LOOKING STATEMENTS

Certain statements provided by management in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. The most significant of these factors include, but are not limited to, the following: the performance of financial markets, the investment performance of sponsored investment products and separately-managed accounts, general economic conditions, industry trends, future acquisitions, integration of acquired companies, competitive conditions and government regulations, including changes in tax regulations and rates and the manner in which the earnings of publicly-traded partnerships are taxed. We caution readers to carefully consider such factors. Further, such forward-looking statements speak only as of the date on which such statements are made; we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. For further information regarding these forward-looking statements and the factors that could cause actual results to differ, see “Risk Factors” in Part I, Item 1A of our Form 10-K for the year ended December 31, 2013 and Part II, Item 1A in this Form 10-Q. Any or all of the forward-looking statements that we make in the Form 10-K, this Form 10-Q, other documents we file with or furnish to the SEC, and any other public statements we issue, may turn out to be wrong. It is important to remember that other factors besides those listed in “Risk Factors” and those listed below also could affect adversely our revenues, financial condition, results of operations and business prospects.

The forward-looking statements referred to in the preceding paragraph, most of which directly affect AllianceBernstein but also affect Holding because Holding’s principal source of income and cash flow is attributable to its investment in AllianceBernstein, include statements regarding:

•	Our belief that the cash flow Holding realizes from its investment in AllianceBernstein will provide Holding with the resources necessary to meet its financial obligations: Holding’s cash flow is dependent on the quarterly cash distributions it receives from AllianceBernstein. Accordingly, Holding’s ability to meet its financial obligations is dependent on AllianceBernstein’s cash flow from its operations, which is subject to the performance of the capital markets and other factors beyond our control.

Index
•	Our financial condition and ability to access the public and private capital markets providing adequate liquidity for our general business needs: Our financial condition is dependent on our cash flow from operations, which is subject to the performance of the capital markets, our ability to maintain and grow client assets under management and other factors beyond our control. Our ability to access the public and private capital markets on reasonable terms may be limited by adverse market conditions, our firm’s long-term credit ratings, our profitability and changes in government regulations, including tax rates and interest rates.
•	The outcome of litigation: Litigation is inherently unpredictable, and excessive damage awards do occur. Though we have stated that we do not expect certain pending legal proceedings to have a material adverse effect on our results of operations, financial condition or liquidity, any settlement or judgment with respect to pending or future legal proceeding could be significant, and could have such an effect.
•	The possibility that we will engage in open market purchases of Holding Units to help fund anticipated obligations under our incentive compensation award program: The number of Holding Units we may decide to buy in future periods, if any, to help fund incentive compensation awards depends on various factors, some of which are beyond our control, including the fluctuation in the price of a Holding Unit (NYSE: AB) and the availability of cash to make these purchases.
•	Our determination that adjusted employee compensation expense should not exceed 50% of our adjusted net revenues: Aggregate employee compensation reflects employee performance and competitive compensation levels. Fluctuations in our revenues and/or changes in competitive compensation levels could result in adjusted employee compensation expense being higher than 50% of our adjusted net revenues.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to AllianceBernstein’s market risk for the quarter ended June 30, 2014.

Item 4.	Controls and Procedures

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the second quarter of 2014 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The following table provides information relating to any AllianceBernstein Units bought by AllianceBernstein in the quarter covered by this report:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of AllianceBernstein Units Purchased	(b) Average Price Paid Per AllianceBernstein Unit, net of Commissions	(c) Total Number of AllianceBernstein Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of AllianceBernstein Units that May Yet Be Purchased Under the Plans or Programs
4/1/14 - 4/30/14	—	$—	—	—
5/1/14 - 5/31/14	—	—	—	—
6/1/14 - 6/30/14(1)	32,252	24.55	—	—
Total	32,252	$24.55	—	—

               (1) During June 2014, we purchased 32,252 AllianceBernstein Units in private transactions.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Index
Item 5.	Other Information

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

AXA has reported to us that two insurance policies underwritten by one of AXA’s European insurance subsidiaries, AXA France IARD (“AXA France”), that were in-force during the second quarter of 2014 potentially come within the scope of the disclosure requirements of the Iran Act. Each of these insurance policies relates to property and casualty insurance (homeowners, auto, accident, liability and/or fraud policies) covering property located in France where the insured is a company or other entity that may have direct or indirect ties to the Government of Iran, including Iranian entities designated under Executive Orders 13224 and 13382. AXA France is a French company, based in Paris, which is licensed to operate in France. As of the date of this report, AXA France has taken actions necessary to terminate coverage under these two insurance policies. The annual aggregate revenue AXA derived from these two policies is approximately $3,500 and the related net profit, which is difficult to calculate with precision, is estimated to be $1,750.

AXA has informed us that AXA Konzern AG (“AXA Konzern”), a subsidiary of AXA organized under the laws of Germany, has a German client designated under Executive Order 13382.  This client has a pension savings contract with AXA Konzern with an annual premium of approximately $15,000. The related annual net profit arising from this contract, which is difficult to calculate with precision, is estimated to be $7,500.  This contract will end in March 2015.  In addition, a subsidiary of the same German client has a life insurance contract (which includes a savings element) with AXA Konzern, with an annual premium of approximately $1,400 per annum.  The related annual net profit arising from this contract, which is difficult to calculate with precision, is estimated to be $700.  AXA Konzern intends to leave these contracts in place as there is no legal basis that would allow a German company to cancel such a contract.

Index
AXA Konzern also provides Industrial Commercial Services (“ICS”) with property insurance for an office building in Hamburg, Germany.  ICS is a company which some reports suggest may be owned by the Iranian Mines and Mining Industries Development and Renovation Organization, an entity designated as a Specially Designated National and Blocked Person (an “SDN”) by the Office of Foreign Assets Control of the U.S. Department of the Treasury (“OFAC”) with the identifier [IRAN].  As of the date of this report, AXA Konzern has taken actions necessary to terminate coverage under this insurance policy by the end of 2014. The annual premium in respect of this policy is approximately $2,500.  The related annual net profit arising from this policy, which is difficult to calculate with precision, is estimated to be $1,250.

In addition, AXA has informed us that AXA Ireland, an AXA insurance subsidiary, provides statutorily required car insurance under four separate policies to the Iranian Embassy in Dublin, Ireland.   AXA has informed us that, to comply with the Declined Cases Agreement of the Irish Government, these policies cannot be cancelled unless another insurer is willing to assume the cover. The total annual premiums for these four policies are approximately $6,000 per annum and the annual net profit arising from these policies, which is difficult to calculate with precision, is estimated to be $3,000.

Lastly, AXA has informed us about a pension contract in place between a subsidiary in Hong Kong, AXA China Region Trustees Limited (“AXA CRT”), and Hong Kong Intertrade Ltd (“HKIL”), an entity that OFAC has designated an SDN with the identifier [IRAN]. There is only one employee of HKIL (“Employee”) enrolled in this pension contract, who himself also has been designated an SDN with the identifier [IRAN]. The pension contract with HKIL was entered into, and the enrollment of the Employee took place, in May 2012. HKIL was first designated an SDN in July 2012 and the Employee was first designated an SDN in May 2013. Local authorities have informed AXA CRT that the pension contract cannot be cancelled. The annual pension contributions received under this pension contract total approximately $7,800 and the related net profit, which is difficult to calculate with precision, is estimated to be $3,900.

The aggregate premium during the second quarter of 2014 for the above-referenced insurance policies and pension contracts was approximately $36,200, representing approximately 0.00003% of AXA’s 2013 consolidated revenues, which were in excess of $100 billion.  The related net profit, which is difficult to calculate with precision, is estimated to be $18,100, representing approximately 0.0003% of AXA’s 2013 aggregate net profit.

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

As of June 30, 2014, the Assets Under Management are approximately $2.3 billion.  As noted above, payment pursuant to the CVRs is triggered if Assets Under Management exceed $5 billion on or prior to December 12, 2016, subject to certain measurement procedures and limitations.  See the definition of AUM Milestone in the CVR Agreement filed as Exhibit 4.01 to our December 31, 2013 Form 10-K for additional information regarding the circumstances that trigger payment pursuant to the CVRs.

Management has determined that the AUM Milestone did not occur during the second quarter of 2014.

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

Date: July 30, 2014	ALLIANCEBERNSTEIN L.P.

	By:	/s/ John C. Weisenseel
John C. Weisenseel
Chief Financial Officer

	By:	/s/ Edward J. Farrell
Edward J. Farrell
Chief Accounting Officer