Form 10-Q
period 2014-09-30
ALLIANCEBERNSTEIN L.P.
filed 2014-10-23
CIK 1109448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The number of units of limited partnership interest outstanding as of September 30, 2014 was 269,450,334.

ALLIANCEBERNSTEIN L.P.

Index
Part I

FINANCIAL INFORMATION
Item 1. Financial Statements

ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition
(in thousands, except unit amounts)

	September 30, 2014	December 31, 2013
	(unaudited)

ASSETS
Cash and cash equivalents	$534,979	$509,891
Cash and securities segregated, at fair value (cost: $506,211 and $980,458)	506,241	980,584
Receivables, net:
Brokers and dealers	500,464	323,446
Brokerage clients	1,175,218	938,148
Fees	276,416	289,039
Investments:
Long-term incentive compensation-related	97,058	117,579
Other	727,611	662,015
Furniture, equipment and leasehold improvements, net	163,720	174,518
Goodwill	3,044,807	2,986,539
Intangible assets, net	178,146	168,875
Deferred sales commissions, net	114,322	70,574
Other assets	185,398	164,643
Total assets	$7,504,380	$7,385,851

LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST AND CAPITAL
Liabilities:
Payables:
Brokers and dealers	$298,286	$291,023
Securities sold not yet purchased	93,944	71,983
Brokerage clients	1,416,880	1,698,469
AllianceBernstein mutual funds	150,594	133,005
Accounts payable and accrued expenses	484,036	529,004
Accrued compensation and benefits	618,496	324,243
Debt	399,940	268,398
Total liabilities	3,462,176	3,316,125

Commitments and contingencies (See Note 12)

Redeemable non-controlling interest	16,504	—

Capital:
General Partner	40,202	40,382
Limited partners: 269,450,334 and 268,373,419 units issued and outstanding	4,059,868	4,078,676
Receivables from affiliates	(16,919)	(16,542)
Holding Units held for long-term incentive compensation plans	(39,478)	(39,649)
Accumulated other comprehensive loss	(46,098)	(35,381)
Partners’ capital attributable to AllianceBernstein Unitholders	3,997,575	4,027,486
Non-controlling interests in consolidated entities	28,125	42,240
Total capital	4,025,700	4,069,726
Total liabilities, redeemable non-controlling interest and capital	$7,504,380	$7,385,851

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index
ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(in thousands, except per unit amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Revenues:
Investment advisory and services fees	$496,503	$449,250	$1,443,735	$1,352,152
Bernstein research services	112,147	107,355	354,129	331,811
Distribution revenues	115,513	113,968	332,041	353,488
Dividend and interest income	4,744	4,419	13,523	13,399
Investment gains (losses)	(6,278)	6,460	(4,891)	21,761
Other revenues	27,589	25,272	81,362	79,027
Total revenues	750,218	706,724	2,219,899	2,151,638
Less: Interest expense	470	646	1,885	2,163
Net revenues	749,748	706,078	2,218,014	2,149,475

Expenses:
Employee compensation and benefits	317,259	302,526	951,764	910,248
Promotion and servicing:
Distribution-related payments	107,859	102,426	308,469	325,348
Amortization of deferred sales commissions	11,234	10,363	29,517	31,762
Other	54,054	47,082	166,635	152,150
General and administrative:
General and administrative	107,967	104,599	321,367	314,008
Real estate (credits) charges	(980)	24,125	457	26,698
Contingent payment arrangements	476	171	1,117	512
Interest on borrowings	620	612	2,169	2,388
Amortization of intangible assets	6,551	5,556	18,468	16,891
Total expenses	605,040	597,460	1,799,963	1,780,005

Operating income	144,708	108,618	418,051	369,470

Income taxes	9,410	7,257	27,783	27,988

Net income	135,298	101,361	390,268	341,482

Net (loss) income of consolidated entities attributable to non-controlling interests	(4,500)	1,413	(2,690)	6,304

Net income attributable to AllianceBernstein Unitholders	$139,798	$99,948	$392,958	$335,178

Net income per AllianceBernstein Unit:
Basic	$0.51	$0.37	$1.45	$1.21
Diluted	$0.51	$0.37	$1.44	$1.21

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index
ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net income	$135,298	$101,361	$390,268	$341,482
Other comprehensive (loss) income:
Foreign currency translation adjustments	(15,081)	9,057	(8,982)	(9,620)
Income tax benefit	—	—	—	—
Foreign currency translation adjustments, net of tax	(15,081)	9,057	(8,982)	(9,620)
Unrealized (losses) gains on investments:
Unrealized (losses) gains arising during period	(36)	137	806	440
Less: reclassification adjustment for gains included in net income	5	—	2	6
Change in unrealized (losses) gains on investments	(41)	137	804	434
Income tax benefit (expense)	126	(25)	(160)	(346)
Unrealized gains (losses) on investments, net of tax	85	112	644	88
Changes in employee benefit related items:
Amortization of transition asset	—	—	—	(47)
Amortization of prior service cost	(1,299)	(872)	(3,898)	(818)
Recognized actuarial gain	487	606	1,461	1,196
Changes in employee benefit related items	(812)	(266)	(2,437)	331
Income tax benefit (expense)	18	3	8	(96)
Employee benefit related items, net of tax	(794)	(263)	(2,429)	235
Other comprehensive (loss) income	(15,790)	8,906	(10,767)	(9,297)
Less: comprehensive (loss) income in consolidated entities attributable to non-controlling interests	(4,583)	1,354	(2,740)	6,147
Comprehensive income attributable to AllianceBernstein Unitholders	$124,091	$108,913	$382,241	$326,038

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index
ALLIANCEBERNSTEIN L.P. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$390,268	$341,482
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred sales commissions	29,517	31,762
Non-cash long-term incentive compensation expense	15,032	13,372
Depreciation and other amortization	48,245	45,763
Unrealized losses (gains) on investments	11,719	(36,305)
Other, net	(9,860)	(1,125)
Changes in assets and liabilities:
Decrease in segregated cash and securities	474,343	716,970
(Increase) decrease in receivables	(413,972)	85,778
(Increase) decrease in investments	(55,820)	111,276
(Increase) in deferred sales commissions	(73,265)	(11,144)
(Increase) in other assets	(17,582)	(18,319)
(Decrease) in payables	(214,782)	(1,067,994)
(Decrease) in accounts payable and accrued expenses	(33,571)	(11,202)
Increase in accrued compensation and benefits	295,248	284,502
Net cash provided by operating activities	445,520	484,816

Cash flows from investing activities:
Purchases of investments	(670)	(7,950)
Proceeds from sales of investments	140	43
Purchases of furniture, equipment and leasehold improvements	(19,626)	(13,069)
Proceeds from sales of furniture, equipment and leasehold improvements	240	11
Purchase of business, net of cash acquired	(60,610)	—
Net cash used in investing activities	(80,526)	(20,965)

Cash flows from financing activities:
Issuance (repayment) of commercial paper, net	90,931	(181,059)
Proceeds from bank loan	40,000	20,000
(Decrease) increase in overdrafts payable	(21,462)	40,149
Distributions to General Partner and unitholders	(433,917)	(338,112)
Distributions to non-controlling interests in consolidated entities	(11,375)	(4,355)
Capital contributions from General Partner	1,282	2,001
Capital contributions (to) from Holding	(1,411)	2,707
Payments of contingent payment arrangements	(669)	(2,657)
Additional investments by Holding from distributions paid to AllianceBernstein consolidated rabbi trust	—	12,987
Additional investments by Holding with proceeds from exercise of compensatory options to buy Holding Units	12,849	13,859
Purchases of Holding Units to fund long-term incentive compensation plan awards, net	(4,612)	(44,903)
Purchases of AllianceBernstein Units	(1,375)	(462)
Other	(27)	(13)
Net cash used in financing activities	(329,786)	(479,858)

Effect of exchange rate changes on cash and cash equivalents	(10,120)	(3,982)

Net increase (decrease) in cash and cash equivalents	25,088	(19,989)
Cash and cash equivalents as of beginning of the period	509,891	627,182
Cash and cash equivalents as of end of the period	$534,979	$607,193
Non-cash investing activities:
Fair value of assets acquired	$87,821	$—
Fair value of liabilities assumed	10,707	—
Fair value of redeemable non-controlling interest recorded	16,504	—

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index
ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2014
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

We provide a broad range of investment services with expertise in:

•	Actively-managed equity strategies, including style-pure (e.g., value and growth) and absolute return-focused strategies;

•	Actively-managed traditional and unconstrained fixed income strategies, including taxable and tax-exempt strategies;

•	Passive management, including index and enhanced index strategies;

•	Alternative investments, including hedge funds, fund of funds and private equity (e.g., direct real estate investing); and

•	Multi-asset solutions and services, including dynamic asset allocation, customized target-date funds, target-risk funds and other strategies tailored to help clients meet their investment goals.

Our services span various investment disciplines, including market capitalization (e.g., large-, mid- and small-cap equities), term (e.g., long-, intermediate- and short-duration debt securities), and geographic location (e.g., U.S., international, global, emerging markets, regional and local), in major markets around the world.

Index
Organization

As of September 30, 2014, AXA, a société anonyme organized under the laws of France and the holding company for an international group of insurance and related financial services companies, through certain of its subsidiaries (“AXA and its subsidiaries”) owns approximately 1.5% of the issued and outstanding units representing assignments of beneficial ownership of limited partnership interests in AllianceBernstein Holding L.P. (“Holding Units”).

As of September 30, 2014, the ownership structure of AllianceBernstein, expressed as a percentage of general and limited partnership interests, is as follows:

AXA and its subsidiaries	62.9%
Holding	35.7
Unaffiliated holders	1.4
100.0%

AllianceBernstein Corporation (a wholly-owned subsidiary of AXA, “General Partner”) is the general partner of both AllianceBernstein Holding L.P. (“Holding”) and AllianceBernstein. AllianceBernstein Corporation owns 100,000 general partnership units in Holding and a 1% general partnership interest in AllianceBernstein. Including both the general partnership and limited partnership interests in Holding and AllianceBernstein, AXA and its subsidiaries have an approximate 63.5% economic interest in AllianceBernstein as of September 30, 2014.

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

Reclassification

Prior-period amounts in regard to accretion expense related to contingent payment arrangements previously presented as a component of general and administrative expense are now presented separately as contingent payment arrangements in the condensed consolidated statements of income to conform to the current year’s presentation. In addition, prior-period amounts for Institutional and Private Client finders’ fees previously presented as other promotion and servicing are now presented as distribution-related payments in the condensed consolidated statements of income to conform to the current year’s presentation.

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

Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. The amendment is effective retrospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2016. Management is currently evaluating the impact that the adoption of this standard will have on our consolidated financial statements.

Index
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

During the third quarter and first nine months of 2014, we purchased approximately 0.1 million and 0.2 million Holding Units for $1.3 million and $5.4 million, respectively (on a trade date basis). These amounts reflect purchases of Holding Units from employees to allow them to fulfill statutory tax withholding requirements at the time of distribution of long-term incentive compensation awards. Purchases of Holding Units reflected on the condensed consolidated statement of cash flows are net of Holding Units purchased by employees as part of a distribution reinvestment election.

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

Each quarter, AllianceBernstein implements plans to repurchase Holding Units pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (“Exchange Act”). A Rule 10b5-1 plan allows a company to repurchase its shares at times when it otherwise might be prevented from doing so because of self-imposed trading blackout periods or because it possesses material non-public information. Each broker selected by AllianceBernstein has the authority under the terms and limitations specified in the plan to repurchase Holding Units on AllianceBernstein’s behalf in accordance with the terms of the plan. Repurchases are subject to SEC regulations as well as certain price, market volume and timing constraints specified in the plan. The plan adopted during the third quarter of 2014 expired at the close of business on October 22, 2014. AllianceBernstein did not buy any Holding Units pursuant to Rule 10b5-1 plans during the first nine months of 2014. AllianceBernstein may adopt additional Rule 10b5-1 plans in the future to engage in open-market purchases of Holding Units to help fund anticipated obligations under its incentive compensation award program and for other corporate purposes.

During the first nine months of 2014, we granted to employees and Eligible Directors 0.8 million restricted Holding Unit awards. During the first nine months of 2013, we granted to employees and Eligible Directors 6.9 million restricted Holding Unit awards (including 6.5 million granted in January 2013 for 2012 year-end awards). Prior to the third quarter of 2013 (and our decision described in the next paragraph to retire unallocated Holding Units in AllianceBernstein’s consolidated rabbi trust), we funded awards by allocating previously repurchased Holding Units that had been held in the rabbi trust. In the first nine months of 2014, we used Holding Units repurchased during the period and newly-issued Holding Units to fund restricted Holding Unit awards.

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

During the first nine months of 2014, Holding issued 753,622 Holding Units upon exercise of options to buy Holding Units. Holding used the proceeds of $12.8 million received from employees as payment in cash for the exercise price to purchase the equivalent number of newly-issued AllianceBernstein Units.

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

On October 23, 2014, the General Partner declared a distribution of $0.51 per AllianceBernstein Unit, representing a distribution of Available Cash Flow for the three months ended September 30, 2014. The General Partner, as a result of its 1% general partnership interest, is entitled to receive 1% of each distribution. The distribution is payable on November 20, 2014 to holders of record on November 3, 2014.

Index
5.	Real Estate Charges

During 2010, we performed a comprehensive review of our real estate requirements in New York in connection with our workforce reductions commencing in 2008. As a result, during 2010 we decided to sub-lease over 380,000 square feet in New York (100% of this space has been sublet) and consolidate our New York-based employees into two office locations from three. During the third quarter of 2012, in an effort to further reduce our global real estate footprint, we completed a comprehensive review of our worldwide office locations and began implementing a global space consolidation plan. As a result, our intention is to sub-lease approximately 510,000 square feet of office space (in excess of 80% of this space has been sublet), more than 70% of which is New York office space (in addition to the 380,000 square foot space reduction in 2010), with the remainder consisting of office space in England, Australia and various U.S. locations.

During the first nine months of 2014, we recorded real estate charges of $0.5 million, comprising $0.8 million relating to W.P. Stewart & Co., Ltd. (“WPS”) acquired properties and $5.0 million of accelerated amortization of leasehold improvements (relating to the 2012 plan), offset by $5.3 million from a change in estimates relating to previously recorded real estate charges (primarily relating to the 2010 and 2012 plans).

The activity in the liability account relating to our 2010 and 2012 office space consolidation initiatives for the following periods is as follows:

	Nine Months Ended September 30, 2014	Twelve Months Ended December 31, 2013
	(in thousands)

Balance as of beginning of period	$199,527	$238,784
(Credit) expense incurred	(4,899)	18,371
Deferred rent	—	326
Payments made	(37,360)	(62,627)
Interest accretion	3,464	4,673
Balance as of end of period	$160,732	$199,527

6.	Net Income Per Unit

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands, except per unit amounts)

Net income attributable to AllianceBernstein Unitholders	$139,798	$99,948	$392,958	$335,178

Weighted average units outstanding - basic	269,372	264,709	268,874	273,521
Dilutive effect of compensatory options to buy Holding Units	1,249	756	1,174	994
Weighted average units outstanding – diluted	270,621	265,465	270,048	274,515

Basic net income per AllianceBernstein Unit	$0.51	$0.37	$1.45	$1.21
Diluted net income per AllianceBernstein Unit	$0.51	$0.37	$1.44	$1.21

For the three months and nine months ended September 30, 2014, we excluded 2,774,117 and 2,806,033 options, respectively, from the diluted net income per unit computation due to their anti-dilutive effect. For the three months and nine months ended September 30, 2013, we excluded 3,045,173 and 2,974,935 options, respectively, from the diluted net income per unit computation due to their anti-dilutive effect.

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

Index
7.	Cash and Securities Segregated Under Federal Regulations and Other Requirements

As of September 30, 2014 and December 31, 2013, $0.4 billion and $0.9 billion, respectively, of United States Treasury Bills were segregated in a special reserve bank custody account for the exclusive benefit of brokerage customers of Sanford C. Bernstein & Co., LLC (one of our subsidiaries, “SCB LLC”) under Rule 15c3-3 of the Exchange Act.

AllianceBernstein Investments, Inc. (one of our subsidiaries, “AllianceBernstein Investments”), the distributor of company-sponsored mutual funds, maintains several special bank accounts for the exclusive benefit of customers. As of September 30, 2014 and December 31, 2013, $66.3 million and $56.0 million, respectively, of cash were segregated in these bank accounts.

8.	Investments

Investments consist of:
	September 30, 2014	December 31, 2013
	(in thousands)

Available-for-sale (primarily seed capital)	$5,942	$4,858
Trading:
Long-term incentive compensation-related	72,590	88,385
United States Treasury Bills	28,987	38,986
Seed capital	433,537	316,681
Equities and exchange-traded options	127,593	130,059
Investments in limited partnership hedge funds:
Long-term incentive compensation-related	24,468	29,194
Seed capital	51,446	75,354
Consolidated private equity fund (10% seed capital)	28,829	45,741
Private equity (seed capital)	46,022	45,360
Other	5,255	4,976
Total investments	$824,669	$779,594

Total investments related to long-term incentive compensation obligations of $97.1 million and $117.6 million as of September 30, 2014 and December 31, 2013, respectively, consist of company-sponsored mutual funds and hedge funds. For long-term incentive compensation awards granted before 2009, we typically made investments in our services that were notionally elected by plan participants and maintained them (and continue to maintain them) in a consolidated rabbi trust or separate custodial account. The rabbi trust and custodial account enable us to hold such investments separate from our other assets for the purpose of settling our obligations to participants. The investments held in the rabbi trust and custodial account remain available to the general creditors of AllianceBernstein.

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

The notional value and fair value as of September 30, 2014 and December 31, 2013 for derivative instruments not designated as hedging instruments were as follows:

		Fair Value
	Notional Value	Asset Derivatives	Liability Derivatives
	(in thousands)
September 30, 2014:
Exchange-traded futures	$75,706	$2,946	$241
Currency forwards	161,330	3,199	324
Interest rate swaps	81,976	1,177	1,552
Credit default swaps	52,880	475	175
Option swaps	286	266	160
Total return swaps	104,104	2,197	2,704
Total derivatives	$476,282	$10,260	$5,156

		Fair Value
	Notional Value	Asset Derivatives	Liability Derivatives
	(in thousands)
December 31, 2013:
Exchange-traded futures	$63,107	$289	$2,542
Currency forwards	111,774	576	927
Interest rate swaps	81,253	1,149	573
Credit default swaps	42,270	696	126
Option swaps	144	87	86
Total return swaps	85,107	488	2,057
Total derivatives	$383,655	$3,285	$6,311

As of September 30, 2014 and December 31, 2013, the derivative assets and liabilities are included in both receivables and payables to brokers and dealers on our condensed consolidated statements of financial condition.

The gains and losses for the three months and nine months ended September 30, 2014 and 2013 recognized in investment gains (losses) in the condensed consolidated statements of income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)

Exchange-traded futures	$1,715	$(4,664)	$(2,681)	$(6,909)
Currency forwards	3,462	(2,365)	450	(1,983)
Interest rate swaps	170	(169)	(1,757)	337
Credit default swaps	320	(506)	(59)	(507)
Options swaps	(93)	(29)	(235)	(215)
Total return swaps	(1,154)	(2,030)	(10,764)	(2,631)
Net gains (losses) on derivative instruments	$4,420	$(9,763)	$(15,046)	$(11,908)

We may be exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments. We take steps to minimize our counterparty exposure through a credit review and approval process. In addition, we executed various collateral arrangements with counterparties to the over-the-counter derivative transactions that require both pledging and accepting collateral in the form of cash. As of September 30, 2014 and December 31, 2013, we held $3.4 million and $1.4 million, respectively, of cash collateral payable to trade counterparties. This obligation to return cash is reported in payables to brokers and dealers in our condensed consolidated statements of financial condition.

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

Certain of our standardized contracts for over-the-counter derivative transactions (“ISDA Master Agreements”) contain credit risk related contingent provisions related to each counterparty’s credit rating. In some ISDA Master Agreements, if the counterparty’s credit rating (or in some agreements, our AUM) falls below a specified threshold, either a default or a termination event permitting the counterparty to terminate the ISDA Master Agreement would be triggered. In all agreements that provide for collateralization, various levels of collateralization of net liability positions are applicable, depending on the credit rating of the counterparty. As of September 30, 2014 and December 31, 2013, we delivered $5.4 million and $8.9 million, respectively, of cash collateral into brokerage accounts, which is reported in cash and cash equivalents in our condensed consolidated statements of financial condition.

10.	Offsetting Assets and Liabilities

Offsetting of securities borrowed as of September 30, 2014 and December 31, 2013 was as follows:

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Pledged	Net Amount
	(in thousands)

September 30, 2014	$157,545	$—	$157,545	$—	$157,545	$—
December 31, 2013	$83,619	$—	$83,619	$—	$83,619	$—

Offsetting of securities loaned as of September 30, 2014 and December 31, 2013 was as follows:

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
	(in thousands)

September 30, 2014	$20,600	$—	$20,600	$—	$20,600	$—
December 31, 2013	$65,101	$—	$65,101	$—	$65,101	$—

11.	Fair Value

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date. The three broad levels of fair value hierarchy are as follows:

•	Level 1 – Quoted prices in active markets are available for identical assets or liabilities as of the reported date.

•	Level 2 – Quoted prices in markets that are not active or other pricing inputs that are either directly or indirectly observable as of the reported date.

•	Level 3 – Prices or valuation techniques that are both significant to the fair value measurement and unobservable as of the reported date. These financial instruments do not have two-way markets and are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation.

Index
Assets and Liabilities Measured at Fair Value on a Recurring Basis

Valuation of our financial instruments by pricing observability levels as of September 30, 2014 and December 31, 2013 was as follows:

	Level 1	Level 2	Level 3	Total
	(in thousands)
September 30, 2014:
Money markets	$172,686	$—	$—	$172,686
U.S. Treasury Bills	—	470,439	—	470,439
Available-for-sale
Equity securities	5,712	—	—	5,712
Fixed income securities	230	—	—	230
Trading
Equity securities	401,731	—	—	401,731
Fixed income securities	203,723	1,788	—	205,511
Long exchange-traded options	26,477	—	—	26,477
Derivatives	2,946	7,314	—	10,260
Private equity	10,743	208	53,649	64,600
Total assets measured at fair value	$824,248	$479,749	$53,649	$1,357,646

Securities sold not yet purchased
Short equities – corporate	$86,922	$—	$—	$86,922
Short exchange-traded options	7,022	—	—	7,022
Derivatives	241	4,915	—	5,156
Total liabilities measured at fair value	$94,185	$4,915	$—	$99,100

December 31, 2013:
Money markets	$153,630	$—	$—	$153,630
U.S. Treasury Bills	—	964,953	—	964,953
Available-for-sale
Equity securities	4,794	—	—	4,794
Fixed income securities	64	—	—	64
Trading
Equity securities	312,931	1,235	—	314,166
Fixed income securities	194,085	4,253	—	198,338
Long exchange-traded options	22,621	—	—	22,621
Derivatives	289	2,996	—	3,285
Private equity	19,836	8,934	52,081	80,851
Total assets measured at fair value	$708,250	$982,371	$52,081	$1,742,702

Securities sold not yet purchased
Short equities – corporate	$46,978	$—	$—	$46,978
Short exchange-traded options	25,005	—	—	25,005
Derivatives	2,542	3,769	—	6,311
Total liabilities measured at fair value	$74,525	$3,769	$—	$78,294

Index
Following is a description of the fair value methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy:

•	Money markets: We invest excess cash in various money market funds that are valued based on quoted prices in active markets; these are included in Level 1 of the valuation hierarchy.

•	Treasury Bills: We hold United States Treasury Bills, which are primarily segregated in a special reserve bank custody account as required by Rule 15c3-3 of the Exchange Act. These securities are valued based on quoted yields in secondary markets and are included in Level 2 of the valuation hierarchy.

•	Equity and fixed income securities: Our equity and fixed income securities consist principally of company-sponsored mutual funds with net asset values and various separately-managed portfolios consisting primarily of equity and fixed income securities with quoted prices in active markets, which are included in Level 1 of the valuation hierarchy. In addition, some securities are valued based on observable inputs from recognized pricing vendors, which are included in Level 2 of the valuation hierarchy.

•	Derivatives: We hold exchange-traded futures with counterparties that are included in Level 1 of the valuation hierarchy. In addition, we also hold currency forward contracts, interest rate swaps, credit default swaps, option swaps and total return swaps with counterparties that are included in Level 2 of the valuation hierarchy.

•	Options: We hold long exchange-traded options that are included in Level 1 of the valuation hierarchy.

•	Private equity: Generally, the valuation of private equity investments owned by our consolidated venture capital fund requires significant management judgment due to the absence of quoted market prices, inherent lack of liquidity and the long-term nature of such investments. Private equity investments are valued initially at cost. The carrying values of private equity investments are adjusted either up or down from cost to reflect expected exit values as evidenced by financing and sale transactions with third parties, or when determination of a valuation adjustment is confirmed through ongoing review in accordance with our valuation policies and procedures. A variety of factors are reviewed and monitored to assess positive and negative changes in valuation, including current operating performance and future expectations of investee companies, industry valuations of comparable public companies, changes in market outlooks, and the third party financing environment over time. In determining valuation adjustments resulting from the investment review process, particular emphasis is placed on current company performance and market conditions. For these reasons, which make the fair value of private equity investments unobservable, equity investments are included in Level 3 of the valuation hierarchy. However, if private equity investments owned by our consolidated venture capital fund become publicly-traded, they are included in Level 1 of the valuation hierarchy. Also, if these investments contain trading restrictions, publicly-traded equity investments are included in Level 2 of the valuation hierarchy. During the second quarter of 2013, one of our private securities went public and, due to a trading restriction period, $19.2 million was transferred from a Level 3 classification to a Level 2 classification. During the first quarter of 2014, the trading restriction period for one of our public securities lapsed and, as a result, $3.0 million was transferred from a Level 2 classification to a Level 1 classification. During the second quarter of 2014, the trading restriction period for one of our public securities lapsed and, as a result, $4.0 million was transferred from a Level 2 classification to a Level 1 classification. During the third quarter of 2014, one of our investments began actively trading and, as a result, $1.6 million was transferred from a Level 3 classification to a Level 1 classification.

•	Securities sold not yet purchased: Securities sold not yet purchased, primarily reflecting short positions in equities and exchange-traded options, are included in Level 1 of the valuation hierarchy.

Index
The change in carrying value associated with Level 3 financial instruments carried at fair value is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)

Balance as of beginning of period	$53,006	$61,426	$52,081	$76,953

Transfers out	(1,607)	—	(1,607)	(19,220)
Purchases	—	2,289	2,821	2,386
Sales	—	(2,632)	(1,121)	(2,666)
Realized gains (losses), net	—	—	721	(6,581)
Unrealized gains (losses), net	2,250	(1,287)	754	8,924
Balance as of end of period	$53,649	$59,796	$53,649	$59,796

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

Quantitative information about Level 3 fair value measurements as of September 30, 2014 and December 31, 2013 is as follows:

	Fair Value as of September 30, 2014	Valuation Technique	Unobservable Input	Range
	(in thousands)
Private Equity:

Technology, Media and Telecommunications	$17,099	Market comparable companies	Revenue multiple	2.5 – 3.0
			Discount rate	18%
			Discount years	1.25 years

As of September 30, 2014, there is only one Healthcare and Cleantech investment (fair value of $0.6 million) that is classified as Level 3. This investment’s valuation is based on liquidation value. In addition, we own a warrant (fair value of $0.1 million) that is classified as Level 3. This warrant’s valuation is determined using the Black-Scholes option valuation model. Also, we have an investment in a private equity fund focused exclusively on the energy sector (fair value of $7.2 million) that is classified as Level 3. This investment’s valuation is based on a market approach, considering recent transactions of the fund and the industry.

Index
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

The significant unobservable inputs used in the fair value measurement of the reporting entities’ venture capital securities in the Healthcare and Cleantech areas as of December 31, 2013 are enterprise value to revenue multiples, enterprise value to R&D investment multiples, and a discount for lack of marketability and various risk factors. Significant increases (decreases) in the enterprise value to revenue multiple and enterprise value to R&D investment multiple inputs in isolation would result in a significantly higher (lower) fair value measurement. Significant increases (decreases) in the discount for lack of marketability and various risk factors in isolation would result in a significantly lower (higher) fair value measurement. Generally, a change in the assumption used for the level of enterprise value to revenue multiple is accompanied by a directionally similar change in the assumption used for the enterprise value to R&D multiple. In addition, a change in the assumption used for the discount for lack of marketability and various risk factors is not correlated to changes in the assumptions used for the enterprise value to revenue multiple or the enterprise value to R&D investment multiple.

One of our private equity investments is a venture capital fund (fair value of $28.6 million and unfunded commitment of $7.8 million as of September 30, 2014) that invests in communications, consumer, digital media, healthcare and information technology markets. In addition, one of the investments included in our consolidated private equity fund (fair value of $0.1 million and no unfunded commitment as of September 30, 2014) is a venture capital fund investing in clean energy, resource and energy efficiency and other sustainable industries. The fair value of each of these investments has been estimated using the capital account balances provided by the partnerships. The interests in these partnerships cannot be redeemed.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We did not have any material assets or liabilities that were measured at fair value for impairment on a nonrecurring basis during the nine months ended September 30, 2014 or during the year ended December 31, 2013.

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

Index
During the first quarter of 2012, we received a legal letter of claim (“Letter of Claim”) sent on behalf of Philips Pension Trustees Limited and Philips Electronics U.K. Limited (“Philips”), a former pension fund client, alleging that AllianceBernstein Limited (one of our subsidiaries organized in the U.K.) was negligent and failed to meet certain applicable standards of care with respect to the initial investment in, and management of, a £500 million portfolio of U.S. mortgage-backed securities. The alleged damages range between $177 million and $234 million, plus compound interest on an alleged $125 million of realized losses in the portfolio. On January 2, 2014, Philips filed a claim form (“Claim”) in the High Court of Justice in London, England, which formally commenced litigation with respect to the allegations in the Letter of Claim.

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

In management’s opinion, an adequate accrual has been made as of September 30, 2014 to provide for any probable losses regarding any litigation matters for which we can reasonably estimate an amount of loss. It is reasonably possible that we could incur additional losses pertaining to these matters, but currently we cannot estimate any such additional losses.

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

13. Units Outstanding

Changes in limited partnership units outstanding during the nine-month period ended September 30, 2014 are as follows:

Outstanding as of December 31, 2013	268,373,419
Options exercised	753,622
Units issued	566,277
Units retired	(242,984)
Outstanding as of September 30, 2014	269,450,334

During the first nine months of 2014, we purchased 54,769 AllianceBernstein Units in private transactions and retired them.

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

14.	Income Taxes

As of September 30, 2014, we maintain valuation allowances of approximately $28 million, primarily due to the uncertainty of realizing net deferred tax assets given the recent losses incurred by certain of our subsidiaries. Management’s decision to maintain the valuation allowances on the net deferred tax assets of these subsidiaries requires significant judgment and an analysis of all the positive and negative evidence regarding the likelihood that these future benefits will be realized. The amount of the deferred tax assets considered realizable, however, could be adjusted if estimates of future taxable income during the applicable net operating loss carryforward period are achieved or if objective negative evidence in the form of cumulative recent losses is no longer present. If a determination is made that it is “more likely than not” that a subsidiary will generate sufficient future taxable income to realize its net deferred tax assets, we will reduce the subsidiary’s valuation allowance, which would result in an income tax benefit in the period such a determination is made.

Index
15.	Debt

As of September 30, 2014 and December 31, 2013, AllianceBernstein had $359.9 million and $268.4 million, respectively, in commercial paper outstanding with weighted average interest rates of approximately 0.2% and 0.3%, respectively. The commercial paper is short term in nature, and as such, recorded value is estimated to approximate fair value (and considered a Level 2 security in the fair value hierarchy). Average daily borrowings of commercial paper during the first nine months of 2014 and the full year 2013 were $361.2 million and $282.0 million, respectively, with weighted average interest rates of approximately 0.2% and 0.3%, respectively.

As of September 30, 2014, SCB LLC had $40.0 million in unsecured bank loans outstanding with an interest rate of 1.0%. As of December 31, 2013, SCB LLC had no bank loans outstanding. Average daily borrowings of bank loans during the first nine months of 2014 and full year 2013 were $6.1 million and $6.2 million, respectively, with a weighted average interest rate of approximately 1.0% for both periods.

AllianceBernstein has a $1.0 billion committed, unsecured senior revolving credit facility (the “Credit Facility”) with a group of commercial banks and other lenders. As of September 30, 2014 and December 31, 2013, we had no amounts outstanding under the Credit Facility. During the first nine months of 2014 and the full year 2013, we did not draw upon the Credit Facility.

On October 22, 2014, as part of an amendment and restatement, the maturity date of the Credit Facility was extended from January 17, 2017 to October 22, 2019. There were no other significant changes included in the amendment.

16.	Changes in Capital

Changes in capital during the nine-month period ended September 30, 2014 are as follows:

	Partners’ Capital Attributable to AllianceBernstein Unitholders	Non-Controlling Interests In Consolidated Entities	Total Capital
	(in thousands)

Balance as of December 31, 2013	$4,027,486	$42,240	$4,069,726
Comprehensive income:
Net income	392,958	(2,690)	390,268
Other comprehensive income, net of tax:
Unrealized gains on investments	644	—	644
Foreign currency translation adjustments	(8,932)	(50)	(8,982)
Changes in employee benefit related items	(2,429)	—	(2,429)
Comprehensive income	382,241	(2,740)	379,501

Distributions to General Partner and unitholders	(433,917)	—	(433,917)
Purchases of AllianceBernstein Units	(1,375)	—	(1,375)
Compensation-related transactions	23,140	—	23,140
Distributions to non-controlling interests	—	(11,375)	(11,375)
Balance as of September 30, 2014	$3,997,575	$28,125	$4,025,700

Index
Changes in capital during the nine-month period ended September 30, 2013 are as follows:

	Partners’ Capital Attributable to AllianceBernstein Unitholders	Non-Controlling Interests In Consolidated Entities	Total Capital
	(in thousands)

Balance as of December 31, 2012	$3,759,766	$43,502	$3,803,268
Comprehensive income:
Net income	335,178	6,304	341,482
Other comprehensive income, net of tax:
Unrealized gains on investments	88	—	88
Foreign currency translation adjustments	(9,463)	(157)	(9,620)
Changes in employee benefit related items	235	—	235
Comprehensive income	326,038	6,147	332,185

Distributions to General Partner and unitholders	(338,112)	—	(338,112)
Receivables from affiliates	(4,517)	—	(4,517)
Compensation-related transactions	126,090	—	126,090
Other	(462)	(4,355)	(4,817)
Balance as of September 30, 2013	$3,868,803	$45,294	$3,914,097

Deferred taxes are not recognized on foreign currency translation adjustments for foreign subsidiaries whose earnings are considered permanently invested outside the United States.

17.	Acquisitions

On June 20, 2014, we acquired an approximate 82% ownership interest in CPH Capital Fondsmaeglerselskab A/S (“CPH”), a Danish asset management firm that manages approximately $3 billion in global core equity assets for institutional investors, for a cash payment of $64.4 million. The valuation of the fair value of assets and liabilities acquired was determined provisionally as of June 30, 2014. The excess of the purchase price over the fair value of identifiable assets acquired resulted in the preliminary recognition of $85.8 million of goodwill as of June 30, 2014. Upon completion of the valuation, during the third quarter of 2014 we recorded $24.1 million of definite-lived intangible assets relating to separately-managed account relationships and $3.5 million of indefinite-lived intangible assets relating to an acquired fund’s investment contract. As a result of the recording of intangible assets, as well as other minor adjustments, recorded goodwill as of September 30, 2014 for this acquisition is $58.1 million. We also recorded redeemable non-controlling interest of $16.5 million relating to the fair value of the remaining approximate 18% of CPH. This acquisition does not have a significant impact on revenues and earnings. As a result, we have not provided supplemental pro forma information.

Index
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Our total assets under management (“AUM”) as of September 30, 2014 were $473.0 billion, down $7.2 billion, or 1.5%, compared to June 30, 2014, and up $27.8 billion, or 6.2%, compared to September 30, 2013. During the third quarter of 2014, AUM decreased as a result of market depreciation of $8.9 billion and an AUM adjustment of $1.1 billion (we now exclude assets for which we provide administrative services but not investment management services from AUM), offset by net inflows of $2.8 billion (Institutional inflows of $2.8 billion and Private Client inflows of $0.1 billion, offset by Retail outflows of $0.1 billion).

Institutional AUM decreased $3.5 billion, or 1.5%, to $236.8 billion during the third quarter of 2014, primarily due to market depreciation of $5.3 billion and the AUM adjustment of $1.1 billion, offset by net inflows of $2.8 billion. Gross sales decreased $4.7 billion sequentially from $10.5 billion during the second quarter of 2014 to $5.8 billion during the third quarter of 2014. Additionally, redemptions and terminations increased 33.0% sequentially from $2.3 billion to $2.9 billion.

Retail AUM decreased $3.4 billion, or 2.0%, to $162.0 billion during the third quarter of 2014, primarily due to market depreciation of $3.2 billion and net outflows of $0.1 billion. Gross sales increased $0.2 billion sequentially from $11.4 billion during the second quarter of 2014 to $11.6 billion during the third quarter of 2014. Additionally, redemptions and terminations increased 13.5% sequentially from $9.0 billion to $10.2 billion.

Private Client AUM decreased $0.3 billion, or 0.3%, to $74.2 billion during the third quarter of 2014, due to market depreciation of $0.4 billion, offset by net inflows of $0.1 billion. Gross sales decreased 19.5% sequentially from $1.7 billion during the second quarter of 2014 to $1.4 billion during the third quarter of 2014. Additionally, redemptions and terminations decreased 54.6% sequentially from $2.0 billion to $1.0 billion.

Bernstein Research Services revenue for the third quarter of 2014 was $112.2 million, up $4.9 million, or 4.5%, compared to the third quarter of 2013, as a result of strong growth in Europe and Asia.

Net revenues for the third quarter increased $43.6 million, or 6.2%, to $749.7 million from $706.1 million in the third quarter of 2013. The most significant contributors to the increase were higher base advisory fees of $44.6 million and higher Bernstein Research Services revenue of $4.9 million, offset by lower investment gains and losses of $12.8 million. Operating expenses for the third quarter of 2014 increased $7.5 million, or 1.3%, to $605.0 million from $597.5 million in the third quarter of 2013. The increase was primarily due to higher employee compensation and benefits expenses of $14.8 million and higher promotion and servicing expenses of $13.2 million, offset by lower real estate charges of $25.1 million. Operating income for the third quarter of 2014 increased $36.1 million, or 33.2%, from the third quarter of 2013, and our operating margin increased from 15.2% (22.7% on an adjusted basis) in the third quarter of 2013 to 19.9% (23.8% on an adjusted basis) in the third quarter of 2014.

Index
Assets Under Management

Assets under management by distribution channel are as follows:

	As of September 30,
	2014	2013	$ Change	% Change
	(in billions)

Institutions	$236.8	$227.3	$9.5	4.1%
Retail	162.0	149.8	12.2	8.1
Private Client	74.2	68.1	6.1	9.1
Total	$473.0	$445.2	$27.8	6.2

Assets under management by investment service are as follows:

	As of September 30,
	2014	2013	$ Change	% Change
	(in billions)
Equity
Actively Managed	$112.3	$100.7	$11.6	11.5%
Passively Managed(1)	49.6	46.2	3.4	7.5
Total Equity	161.9	146.9	15.0	10.3

Fixed Income
Actively Managed
Taxable	220.8	219.4	1.4	0.7
Tax–exempt	31.1	29.4	1.7	5.5
	251.9	248.8	3.1	1.2
Passively Managed(1)	10.0	9.3	0.7	7.5
Total Fixed Income	261.9	258.1	3.8	1.5

Other(2)	49.2	40.2	9.0	22.5
Total	$473.0	$445.2	$27.8	6.2
_____________

(1)	Includes index and enhanced index services.
(2)	Includes multi-asset solutions and services, and certain alternative investments.

Index
Changes in assets under management for the three-month, nine-month and twelve-month periods ended September 30, 2014 are as follows:

	Distribution Channel
	Institutions	Retail	Private Client	Total
	(in billions)

Balance as of June 30, 2014	$240.3	$165.4	$74.5	$480.2
Long-term flows:
Sales/new accounts	5.8	11.6	1.4	18.8
Redemptions/terminations	(2.9)	(10.2)	(1.0)	(14.1)
Cash flow/unreinvested dividends	(0.1)	(1.5)	(0.3)	(1.9)
Net long-term inflows (outflows)	2.8	(0.1)	0.1	2.8
Transfers	0.1	(0.1)	—	—
AUM adjustment (3)	(1.1)	—	—	(1.1)
Market depreciation	(5.3)	(3.2)	(0.4)	(8.9)
Net change	(3.5)	(3.4)	(0.3)	(7.2)
Balance as of September 30, 2014	$236.8	$162.0	$74.2	$473.0

Balance as of December 31, 2013	$226.0	$153.0	$71.4	$450.4
Long-term flows:
Sales/new accounts	19.1	32.9	5.3	57.3
Redemptions/terminations	(8.5)	(29.1)	(4.6)	(42.2)
Cash flow/unreinvested dividends	(4.8)	(3.1)	(0.5)	(8.4)
Net long-term inflows	5.8	0.7	0.2	6.7
Acquisitions	0.1	2.8	—	2.9
Transfers	0.1	(0.1)	—	—
AUM adjustment (3)	(1.1)	—	—	(1.1)
Market appreciation	5.9	5.6	2.6	14.1
Net change	10.8	9.0	2.8	22.6
Balance as of September 30, 2014	$236.8	$162.0	$74.2	$473.0

Balance as of September 30, 2013	$227.3	$149.8	$68.1	$445.2
Long-term flows:
Sales/new accounts	24.7	40.6	6.8	72.1
Redemptions/terminations	(17.7)	(39.6)	(6.4)	(63.7)
Cash flow/unreinvested dividends	(6.8)	(4.2)	(1.0)	(12.0)
Net long-term inflows (outflows)	0.2	(3.2)	(0.6)	(3.6)
Acquisitions	0.3	3.6	1.1	5.0
Transfers	0.1	(0.1)	—	—
AUM adjustment (3)	(1.1)	—	—	(1.1)
Market appreciation	10.0	11.9	5.6	27.5
Net change	9.5	12.2	6.1	27.8
Balance as of September 30, 2014	$236.8	$162.0	$74.2	$473.0

Index

	Investment Service
	Equity Actively Managed	Equity Passively Managed(1)	Fixed Income Actively Managed - Taxable	Fixed Income Actively Managed -Tax-Exempt	Fixed Income Passively Managed(1)	Other(2)	Total
	(in billions)

Balance as of June 30, 2014	$115.8	$50.4	$226.2	$30.4	$9.8	$47.6	$480.2
Long-term flows:
Sales/new accounts	4.0	0.2	11.3	1.0	0.3	2.0	18.8
Redemptions/terminations	(3.2)	—	(9.6)	(0.7)	(0.2)	(0.4)	(14.1)
Cash flow/unreinvested dividends	(1.9)	(0.3)	(0.7)	—	0.3	0.7	(1.9)
Net long-term (outflows) inflows	(1.1)	(0.1)	1.0	0.3	0.4	2.3	2.8
AUM adjustment (3)	—	—	(1.1)	—	—	—	(1.1)
Market (depreciation) appreciation	(2.4)	(0.7)	(5.3)	0.4	(0.2)	(0.7)	(8.9)
Net change	(3.5)	(0.8)	(5.4)	0.7	0.2	1.6	(7.2)
Balance as of September 30, 2014	$112.3	$49.6	$220.8	$31.1	$10.0	$49.2	$473.0

Balance as of December 31, 2013	$107.8	$49.3	$211.0	$28.7	$9.3	$44.3	$450.4
Long-term flows:
Sales/new accounts	11.8	1.6	34.2	3.5	0.5	5.7	57.3
Redemptions/terminations	(10.6)	(1.0)	(24.0)	(2.7)	(0.5)	(3.4)	(42.2)
Cash flow/unreinvested dividends	(3.4)	(2.7)	(4.2)	0.2	0.4	1.3	(8.4)
Net long-term (outflows) inflows	(2.2)	(2.1)	6.0	1.0	0.4	3.6	6.7
Acquisitions	2.9	—	—	—	—	—	2.9
AUM adjustment (3)	—	—	(1.1)	—	—	—	(1.1)
Market appreciation	3.8	2.4	4.9	1.4	0.3	1.3	14.1
Net change	4.5	0.3	9.8	2.4	0.7	4.9	22.6
Balance as of September 30, 2014	$112.3	$49.6	$220.8	$31.1	$10.0	$49.2	$473.0

Balance as of September 30, 2013	$100.7	$46.2	$219.4	$29.4	$9.3	$40.2	$445.2
Long-term flows:
Sales/new accounts	15.2	1.9	42.9	4.2	0.6	7.3	72.1
Redemptions/terminations	(15.4)	(1.0)	(39.1)	(3.9)	(0.7)	(3.6)	(63.7)
Cash flow/unreinvested dividends	(4.6)	(3.9)	(6.1)	(0.1)	0.7	2.0	(12.0)
Net long-term (outflows) inflows	(4.8)	(3.0)	(2.3)	0.2	0.6	5.7	(3.6)
Acquisitions	5.0	—	—	—	—	—	5.0
AUM adjustment (3)	—	—	(1.1)	—	—	—	(1.1)
Market appreciation	11.4	6.4	4.8	1.5	0.1	3.3	27.5
Net change	11.6	3.4	1.4	1.7	0.7	9.0	27.8
Balance as of September 30, 2014	$112.3	$49.6	$220.8	$31.1	$10.0	$49.2	$473.0

_____________
(1)	Includes index and enhanced index services.
(2)	Includes multi-asset solutions and services, and certain alternative investments.
(3)	Excludes assets for which we provide administrative services but not investment management services from AUM.

Index
Average assets under management by distribution channel and investment service are as follows:

	Three Months Ended				Nine Months Ended
	9/30/14	9/30/13	$ Change	% Change	9/30/14	9/30/13	$ Change	% Change
		(in billions)				(in billions)
Distribution Channel:
Institutions	$240.2	$225.7	$14.5	6.4%	$233.1	$225.5	$7.6	3.4%
Retail	164.4	147.0	17.4	11.8	158.5	148.4	10.1	6.8
Private Client	74.4	67.2	7.2	10.7	73.1	67.3	5.8	8.6
Total	$479.0	$439.9	$39.1	8.9	$464.7	$441.2	$23.5	5.3

Investment Service:
Equity Actively Managed	$114.3	$98.9	$15.4	15.7%	$110.5	$98.5	$12.0	12.2%
Equity Passively Managed (1)	50.1	45.4	4.7	10.2	49.2	44.1	5.1	11.7
Fixed Income Actively Managed - Taxable	225.7	219.4	6.3	2.9	218.9	223.9	(5.0)	(2.2)
Fixed Income Actively Managed – Tax-exempt	30.7	29.5	1.2	4.3	30.2	30.3	(0.1)	(0.6)
Fixed Income Passively Managed(1)	9.9	8.8	1.1	12.4	9.6	8.4	1.2	14.5
Other (2)	48.3	37.9	10.4	27.5	46.3	36.0	10.3	28.5
Total	$479.0	$439.9	$39.1	8.9	$464.7	$441.2	$23.5	5.3
_____________
(1)	Includes index and enhanced index services.
(2)	Includes multi-asset solutions and services, and certain alternative investments.

Our Institutions channel third quarter average AUM of $240.2 billion increased by $14.5 billion, or 6.4%, compared to the third quarter of 2013, primarily due to our Institutional AUM increasing $9.5 billion, or 4.1%, over the last twelve months to $236.8 billion at September 30, 2014. The $9.5 billion increase in AUM over the last twelve months was primarily due to market appreciation of $10.0 billion, $0.3 billion of new assets from acquisitions and $0.2 billion of net inflows (consisting of inflows of $1.9 billion in other services and $1.0 billion in fixed income services, offset by outflows of $2.7 billion in equity services), offset by the AUM adjustment we made this quarter for $1.1 billion.

Our Retail channel third quarter average AUM of $164.4 billion increased by $17.4 billion, or 11.8%, compared to the third quarter of 2013, primarily due to our Retail AUM increasing $12.2 billion, or 8.1%, over the last twelve months to $162.0 billion at September 30, 2014. The $12.2 billion increase in AUM over the last twelve months was primarily due to market appreciation of $11.9 billion and $3.6 billion of new assets from acquisitions, offset by net outflows of $3.2 billion (consisting of outflows of $4.3 billion in equity services and $1.5 billion in fixed income services, offset by inflows of $2.6 billion in other services).

Our Private Client channel third quarter average AUM of $74.4 billion increased by $7.2 billion, or 10.7%, compared to the third quarter of 2013, primarily due to our Private Client AUM increasing $6.1 billion, or 9.1%, over the last twelve months to $74.2 billion at September 30, 2014. The $6.1 billion increase in AUM over the last twelve months was due to $5.6 billion of market appreciation and $1.1 billion of new assets from acquisitions, offset by net outflows of $0.6 billion (consisting of outflows of $1.0 billion in fixed income services and $0.9 billion in equity services, offset by inflows of $1.3 billion in other services).

Index
Absolute investment composite returns, gross of fees, and relative performance compared to benchmarks for certain representative Institutional equity and fixed income services are as follows:

	For the three months ended September 30, 2014	For the nine months ended September 30, 2014

Global High Income (fixed income)
Absolute return	(1.5)%	4.6%
Relative return (vs. Barclays Global High Income)	1.8	2.0
Global Fixed Income (fixed income)
Absolute return	(3.6)	1.2
Relative return (vs. CITI WLD GV BD-USD/JPM GLBL BD)	0.2	0.2
Intermediate Municipal Bonds (fixed income)
Absolute return	1.0	4.0
Relative return (vs. Lipper Short/Int. Blended Muni Fund Avg)	0.2	0.0
U.S. Strategic Core Plus (fixed income)
Absolute return	0.3	5.3
Relative return (vs. Barclays U.S. Aggregate)	0.2	1.2
Emerging Market Debt (fixed income)
Absolute return	(1.9)	7.8
Relative return (vs. JPM EMBI Global/JPM EMBI)	(0.2)	0.4
Global Plus (fixed income)
Absolute return	(2.9)	1.9
Relative return (vs. Barclays Global Aggregate)	0.2	0.3
Emerging Markets Value
Absolute return	(3.6)	5.7
Relative return (vs. MSCI EM Index)	(0.1)	3.2
Global Value
Absolute return	(3.4)	4.0
Relative return (vs. MSCI World Index)	(1.2)	0.1
Global Strategic Value
Absolute return	(3.1)	4.6
Relative return (vs. MSCI ACWI Index)	(0.8)	0.9
U.S. Small & Mid Cap Value
Absolute return	(6.1)	2.2
Relative return (vs. Russell 2500 Value Index)	0.3	1.2
U.S. Strategic Value
Absolute return	0.1	8.4
Relative return (vs. Russell 1000 Value Index)	0.3	0.3
U.S. Small Cap Growth
Absolute return	(6.0)	(3.8)
Relative return (vs. Russell 2000 Growth Index)	0.1	0.2
U.S. Large Cap Growth
Absolute return	3.2	8.2
Relative return (vs. Russell 1000 Growth Index)	1.7	0.3
U.S. Small & Mid Cap Growth
Absolute return	(3.0)	(0.6)
Relative return (vs. Russell 2500 Growth Index)	1.2	(0.2)
Select U.S. Equity
Absolute return	2.4	8.7
Relative return (vs. S&P 500 Index)	1.2	0.4
International Style Blend – Developed
Absolute return	(7.5)	(3.4)
Relative return (vs. MSCI EAFE Index)	(1.6)	(2.1)

Index
After less volatile conditions in the second quarter, evidence of stronger U.S. growth in the third quarter increased anxiety about rising interest rates, which impacted bond returns. At the same time, deteriorating conditions in other developed and emerging economies constrained yields. Our Fixed Income services had mixed absolute returns for the quarter, but relative performance was mostly positive for the quarter (with the exception of our Emerging Market Debt portfolios) and the year to date.

In our global and U.S. multi-sector portfolios, currency exposure—primarily an overweight in the U.S. dollar versus several other developed-market currencies—was the primary contributor to relative returns for both periods under review. Additionally, for the year-to-date period, our Global Plus and U.S. Strategic Core Plus strategies were helped by security selection within investment-grade corporate bonds, while our Global Fixed Income services benefited from exposure to non-government sectors, which are not part of the benchmark.

Our Global High Income strategy benefited during the quarter from an underweight in local-currency emerging-market debt and overweight to the dollar; for the year to date, exposure to the euro area also helped. Within our dedicated emerging market debt strategies, security selection within Brazil and Argentina adversely affected returns during the quarter, while country selection and exposure to local currencies earlier in the year helped to drive the outperformance for the year-to-date period.

Among municipal bonds, limited supply and continued demand supported prices in the third quarter, as they have throughout 2014, and as a result, municipals once again outperformed most other bond sectors. We modestly outperformed our benchmark for the quarter due to our maturity selection as the yield curve flattened and a modest overweight to municipal credit. For the year to date, our returns are consistent with our benchmark.

Performance of our major Equity services was mixed in the three-month and nine-month periods ending September 30, 2014. Although most major indices were up slightly in local currency terms in the third quarter, the strength of the U.S. dollar meant that most of our major non-U.S. large cap services produced negative absolute returns in U.S. dollar terms. Relative returns in the third quarter were generally positive for U.S. services and slightly negative elsewhere. The strongest out-performance came from U.S. Large Cap Growth as a result of strong stock selection, particularly among consumer and healthcare stocks. U.S. Select also had a strong quarter and is now ahead of its benchmark for the full year. In the U.S. Small and Mid-Cap universe, our Value services continue to lead our Growth services over the full year.

Consolidated Results of Operations

	Three Months Ended				Nine Months Ended
	9/30/14	9/30/13	$ Change	% Change	9/30/14	9/30/13	$ Change	% Change
	(in millions, except per unit amounts)				(in millions, except per unit amounts)

Net revenues	$749.7	$706.1	$43.6	6.2%	$2,218.0	$2,149.5	$68.5	3.2%
Expenses	605.0	597.5	7.5	1.3	1,799.9	1,780.0	19.9	1.1
Operating income	144.7	108.6	36.1	33.2	418.1	369.5	48.6	13.1
Income taxes	9.4	7.3	2.1	29.7	27.8	28.0	(0.2)	(0.7)
Net income	135.3	101.3	34.0	33.5	390.3	341.5	48.8	14.3
Net (loss) income of consolidated entities attributable to non-controlling interests	(4.5)	1.4	(5.9)	n/m	(2.7)	6.3	(9.0)	n/m
Net income attributable to AllianceBernstein Unitholders	$139.8	$99.9	$39.9	39.9	$393.0	$335.2	$57.8	17.2

Diluted net income per AllianceBernstein Unit	$0.51	$0.37	$0.14	37.8	$1.44	$1.21	$0.23	19.0

Distributions per AllianceBernstein Unit	$0.51	$0.46	$0.05	10.9	$1.45	$1.31	$0.14	10.7

Operating margin (1)	19.9%	15.2%			19.0%	16.9%

(1)	Operating income excluding net (loss) income attributable to non-controlling interests as a percentage of net revenues.

Index
Net income attributable to AllianceBernstein Unitholders for the three months ended September 30, 2014 increased $39.9 million, or 39.9%, from the three months ended September 30, 2013. The increase is primarily due to (in millions):

Higher base advisory fees	$44.6
Lower real estate charges	25.1
Higher employee compensation and benefits	(14.8)
Investment losses compared to investment gains	(12.8)
Higher other promotion and servicing	(6.9)
Other	4.7
$39.9

Net income attributable to AllianceBernstein Unitholders for the nine months ended September 30, 2014 increased $57.8 million, or 17.2%, from the nine months ended September 30, 2013. The increase is primarily due to (in millions):

Higher base advisory fees	$75.6
Lower real estate charges	26.2
Higher Bernstein research services revenue	22.3
Higher performance-based fees	15.9
Higher employee compensation and benefits	(41.6)
Investment losses compared to investment gains	(26.7)
Higher other promotion and servicing	(14.4)
Other	0.5
$57.8

Real Estate Charges

During 2010, we performed a comprehensive review of our real estate requirements in New York in connection with our workforce reductions commencing in 2008. As a result, during 2010 we decided to sub-lease over 380,000 square feet in New York (100% of this space has been sublet) and consolidate our New York-based employees into two office locations from three. During the third quarter of 2012, in an effort to further reduce our global real estate footprint, we completed a comprehensive review of our worldwide office locations and began implementing a global space consolidation plan. As a result, our intention is to sub-lease approximately 510,000 square feet of office space (in excess of 80% of this space has been sublet), more than 70% of which is New York office space (in addition to the 380,000 square foot space reduction in 2010), with the remainder consisting of office space in England, Australia and various U.S. locations.

During the third quarter of 2014, we recorded real estate credits of $0.9 million, comprising credits of $0.8 million relating to WPS acquired properties and $1.8 million from a change in estimates relating to previously recorded real estate charges (primarily relating to the 2010 and 2012 plans), offset by $1.7 million of accelerated amortization of leasehold improvements (relating to the 2012 plan).

During the first nine months of 2014, we recorded real estate charges of $0.5 million, comprising $0.8 million relating to WPS acquired properties and $5.0 million of accelerated amortization of leasehold improvements (relating to the 2012 plan), offset by $5.3 million from a change in estimates relating to previously recorded real estate charges (primarily relating to the 2010 and 2012 plans).

Units Outstanding

Each quarter, we implement plans to repurchase Holding Units pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (“Exchange Act”). A Rule 10b5-1 plan allows a company to repurchase its shares at times when it otherwise might be prevented from doing so because of self-imposed trading blackout periods or because it possesses material non-public information. Each broker we select has the authority under the terms and limitations specified in the plan to repurchase Holding Units on our behalf in accordance with the terms of the plan. Repurchases are subject to SEC regulations as well as certain price, market volume and timing constraints specified in the plan. The plan adopted during the third quarter of 2014 expired at the close of business on October 22, 2014. We did not buy any Holding Units pursuant to Rule 10b5-1 plans during the first nine months of 2014. We may adopt additional Rule 10b5-1 plans in the future to engage in open-market purchases of Holding Units to help fund anticipated obligations under our incentive compensation award program and for other corporate purposes.

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

Management Operating Metrics

We are providing the non-GAAP measures “adjusted net revenues”, “adjusted operating income” and “adjusted operating margin” because they are the principal operating metrics management uses in evaluating and comparing period-to-period operating performance and we believe they are useful to investors. Management principally uses these metrics in evaluating performance because they present a clearer picture of our operating performance, and allow management to see long-term trends without the distortion primarily caused by long-term incentive compensation-related mark-to-market adjustments, real estate consolidation charges and other adjustment items. Similarly, we believe that these management operating metrics help investors better understand the underlying trends in our results and, accordingly, provide a valuable perspective for investors.

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

Index

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)

Net revenues, GAAP basis	$749,748	$706,078	$2,218,014	$2,149,475
Exclude:
Long-term incentive compensation-related investment losses (gains)	1,646	(5,284)	(3,066)	(12,131)
Long-term incentive compensation-related dividends and interest	(145)	(210)	(479)	(675)
90% of consolidated venture capital fund investment losses (gains)	4,374	(1,588)	2,233	(6,970)
Distribution-related payments	(107,859)	(102,426)	(308,469)	(325,348)
Amortization of deferred sales commissions	(11,234)	(10,363)	(29,517)	(31,762)
Pass-through fees and expenses	(10,168)	(8,411)	(28,129)	(24,851)
Adjusted net revenues	$626,362	$577,796	$1,850,587	$1,747,738

Operating income, GAAP basis	$144,708	$108,618	$418,051	$369,470
Exclude:
Long-term incentive compensation-related items	555	(92)	738	259
Real estate (credits) charges	(980)	24,125	457	26,698
Acquisition-related expenses	366	—	2,682	—
Sub-total of non-GAAP adjustments	(59)	24,033	3,877	26,957
Less: Net (loss) income of consolidated entities attributable to non-controlling interests	(4,500)	1,413	(2,690)	6,304
Adjusted operating income	$149,149	$131,238	$424,618	$390,123
Adjusted operating margin	23.8%	22.7%	22.9%	22.3%

Adjusted operating income for the three months ended September 30, 2014 increased $17.9 million, or 13.6%, from the three months ended September 30, 2013, primarily as a result of higher investment advisory base fees of $43.8 million, offset by higher employee compensation expense (excluding the impact of long-term incentive compensation-related items) of $20.9 million and higher other promotion and servicing expenses of $6.0 million. For the nine months ended September 30, 2014, adjusted operating income increased $34.5 million, or 8.8%, from the nine months ended September 30, 2013, primarily as a result of higher investment advisory base fees of $74.4 million, higher Bernstein research services revenue of $22.3 million and higher performance-based fees of $16.0 million, offset by higher employee compensation expense (excluding the impact of long-term incentive compensation-related items) of $48.1 million, higher other promotion and servicing expenses of $12.4 million, investment losses in 2014 compared to investment gains in 2013 of $8.4 million and higher general and administrative expenses of $5.7 million.

Adjusted Net Revenues

Adjusted net revenues exclude investment gains and losses and dividends and interest on long-term incentive compensation-related investments, and 90% of the investment gains and losses of our consolidated venture capital fund attributable to non-controlling interests. In addition, adjusted net revenues offset distribution-related payments to third parties as well as amortization of deferred sales commissions against distribution revenues. We believe offsetting net revenues by distribution-related payments is useful for our investors and other users of our financial statements because such presentation appropriately reflects the nature of these costs as pass-through payments to third parties who perform functions on behalf of our sponsored mutual funds and/or shareholders of these funds. We offset amortization of deferred sales commissions against net revenues because such costs, over time, essentially offset our distribution revenues. We also exclude pass-through expenses we incur (primarily through our transfer agency) that are reimbursed and recorded as fees in revenues. During the third quarter of 2014, we reclassified certain other promotion and servicing expenses into distribution-related payments and identified additional pass-through expenses that were excluded from adjusted net revenues. As a result, we revised prior period’s adjusted net revenues to conform to the current period’s presentation. These fees have no impact on operating income, but they do have an impact on our operating margin. As such, we exclude these fees from adjusted net revenues.

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

Prior to 2009, a significant portion of employee compensation was in the form of long-term incentive compensation awards that were notionally invested in AllianceBernstein investment services and generally vested over a period of four years. AllianceBernstein economically hedged the exposure to market movements by purchasing and holding these investments on its balance sheet. All such investments had vested by year-end 2012 and the investments have been distributed to the participants, except for those investments with respect to which the participant elected a long-term deferral. Fluctuation in the value of these investments is recorded within investment gains and losses on the income statement and also impacts compensation expense. Management believes it is useful to reflect the offset achieved from economically hedging the investments’ market exposure in the calculation of adjusted operating income and adjusted operating margin. The non-GAAP measures exclude gains and losses and dividends and interest on long-term incentive compensation-related investments included in revenues and compensation expense.

Real estate charges have been excluded because they are not considered part of our core operating results when comparing financial results from period to period and to industry peers.

Acquisition-related expenses, primarily severance and professional fees incurred as a result of acquisitions in the fourth quarter of 2013 and the second quarter of 2014, have been excluded because they are not considered part of our core operating results when comparing results from period to period and to industry peers.

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

Index
Net Revenues

The components of net revenues are as follows:

	Three Months Ended				Nine Months Ended
	9/30/14	9/30/13	$ Change	% Change	9/30/14	9/30/13	$ Change	% Change
		(in millions)				(in millions)
Investment advisory and services fees:
Institutions:
Base fees	$105.9	$101.9	$4.0	4.0%	$307.6	$303.8	$3.8	1.3%
Performance-based fees	1.2	(0.2)	1.4	n/m	6.1	6.0	0.1	1.9
	107.1	101.7	5.4	5.4	313.7	309.8	3.9	1.3
Retail:
Base fees	222.3	203.4	18.9	9.3	628.2	612.3	15.9	2.6
Performance-based fees	0.5	0.1	0.4	340.2	11.8	2.6	9.2	364.5
	222.8	203.5	19.3	9.4	640.0	614.9	25.1	4.1
Private Client:
Base fees	165.4	143.7	21.7	15.2	482.7	426.8	55.9	13.1
Performance-based fees	1.2	0.4	0.8	228.1	7.3	0.7	6.6	1,000.1
	166.6	144.1	22.5	15.7	490.0	427.5	62.5	14.6
Total:
Base fees	493.6	449.0	44.6	9.9	1,418.5	1,342.9	75.6	5.6
Performance-based fees	2.9	0.3	2.6	1,036.8	25.2	9.3	15.9	173.2
	496.5	449.3	47.2	10.5	1,443.7	1,352.2	91.5	6.8

Bernstein research services	112.2	107.3	4.9	4.5	354.1	331.8	22.3	6.7
Distribution revenues	115.5	114.0	1.5	1.4	332.1	353.5	(21.4)	(6.1)
Dividend and interest income	4.7	4.4	0.3	7.4	13.5	13.4	0.1	0.9
Investment gains (losses)	(6.3)	6.5	(12.8)	n/m	(4.9)	21.8	(26.7)	n/m
Other revenues	27.6	25.3	2.3	9.2	81.4	79.0	2.4	3.0
Total revenues	750.2	706.8	43.4	6.2	2,219.9	2,151.7	68.2	3.2
Less: interest expense	0.5	0.7	(0.2)	(27.2)	1.9	2.2	(0.3)	(12.9)
Net revenues	$749.7	$706.1	$43.6	6.2	$2,218.0	$2,149.5	$68.5	3.2

Investment Advisory and Services Fees

Investment advisory and services fees are the largest component of our revenues. These fees generally are calculated as a percentage of the value of AUM as of a specified date, or as a percentage of the value of average AUM for the applicable billing period, and vary with the type of investment service, the size of account and the total amount of assets we manage for a particular client. Accordingly, fee income generally increases or decreases as AUM increase or decrease and is therefore affected by market appreciation or depreciation, the addition of new client accounts or client contributions of additional assets to existing accounts, withdrawals of assets from and termination of client accounts, purchases and redemptions of mutual fund shares, shifts of assets between accounts or products with different fee structures, and acquisitions. Our average basis points realized (investment advisory and services fees divided by average AUM) generally approximate 50 to 70 basis points for actively managed equity services, 15 to 50 basis points for actively managed fixed income services and 5 to 20 basis points for passively managed services. As such, a shift of client assets from active equity services toward fixed income services and/or other services results in a decline in revenues just as a shift of assets toward active equity services would increase revenues.

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

We sometimes charge our clients performance-based fees. In these situations, we charge a base advisory fee and are eligible to earn an additional performance-based fee or incentive allocation that is calculated as either a percentage of absolute investment results or a percentage of investment results in excess of a stated benchmark over a specified period of time. Some performance-based fees include a high-watermark provision, which generally provides that if a client account underperforms relative to its performance target (whether absolute or relative to a specified benchmark), it must gain back such underperformance before we can collect future performance-based fees. Therefore, if we fail to achieve our performance target for a particular period, we will not earn a performance-based fee for that period and, for accounts with a high-watermark provision, our ability to earn future performance-based fees will be impaired. We are eligible to earn performance-based fees on approximately 10% of the assets we manage for institutional clients, approximately 4% of the assets we manage for private clients and approximately 1% of the assets we manage for retail clients (in total, approximately 6% of our AUM).

For the three months ended September 30, 2014, our investment advisory and services fees increased by $47.2 million, or 10.5%, from the third quarter of 2013, due to a $44.6 million, or 9.9%, increase in base fees, which primarily resulted from an 8.9% increase in average AUM. For the nine months ended September 30, 2014, our investment advisory and services fees increased by $91.5 million, or 6.8%, from the nine months ended September 30, 2013, due to a $75.6 million, or 5.6%, increase in base fees, which primarily resulted from a 5.3% increase in average AUM, and a $15.9 million increase in performance-based fees. We recorded $19.5 million of performance-based fees in the second quarter of 2014, primarily composed of $7.5 million recognized upon liquidation of the AllianceBernstein Recovery Asset Securities Fund and $10.6 million earned on our Select Absolute Alpha Fund, which is an equity long/short strategy with a May measurement date.

Institutional investment advisory and services fees for the three months ended September 30, 2014 increased by $5.4 million, or 5.4%, from the three months ended September 30, 2013, primarily due to a $4.0 million, or 4.0%, increase in base fees, which primarily resulted from a 6.4% increase in average AUM. Institutional investment advisory and services fees for the nine months ended September 30, 2014 increased by $3.9 million, or 1.3%, from the nine months ended September 30, 2013, primarily due to a $3.8 million, or 1.3%, increase in base fees, which primarily resulted from a 3.4% increase in average AUM. Base fees in both periods were unfavorably impacted by a shift in product mix from fixed income and equity services to other services.

Retail investment advisory and services fees for the three months ended September 30, 2014 increased by $19.3 million, or 9.4%, from the three months ended September 30, 2013, primarily due to an $18.9 million, or 9.3%, increase in base fees. Retail investment advisory and services fees for the nine months ended September 30, 2014 increased by $25.1 million, or 4.1%, from the nine months ended September 30, 2013, due to a $15.9 million, or 2.6%, increase in base fees and a $9.2 million increase in performance-based fees. Retail average AUM increased 11.8% and 6.8%, respectively, during the three and nine months ended September 30, 2014, as compared to the corresponding periods in 2013. The more modest increase in base fees, as compared to the increase in average AUM in both periods, are primarily due to a shift in product mix from long-term non-U.S. global fixed income mutual funds towards long-term U.S. mutual funds and other Retail products and services, which generally have lower fees as compared to long-term non-U.S. global fixed income mutual funds.

Private client investment advisory and services fees for the three months ended September 30, 2014 increased by $22.5 million, or 15.7%, from the three months ended September 30, 2013, primarily as a result of a $21.7 million, or 15.2%, increase in base fees, which primarily resulted from a 11.0% increase in average billable AUM. Private client investment advisory and services fees for the nine months ended September 30, 2014 increased by $62.5 million, or 14.6%, from the nine months ended September 30, 2013, as a result of a $55.9 million, or 13.1%, increase in base fees, reflecting an increase in average billable AUM of 8.8%, and a $6.6 million increase in performance-based fees. Base fees in both periods were favorably impacted by a shift in product mix toward active equity and other services.

Bernstein Research Services

Bernstein Research Services revenue consists principally of equity commissions received for providing equity research and brokerage-related services to institutional investors.

Revenues from Bernstein Research Services for the three and nine months ended September 30, 2014 increased $4.9 million, or 4.5%, and $22.3 million, or 6.7%, respectively, compared to the corresponding periods in 2013. The increases were the result of strong growth in Europe and Asia.

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

Distribution revenues for the three and nine months ended September 30, 2014 increased $1.5 million, or 1.4%, and decreased $21.4 million, or 6.1%, respectively, compared to the corresponding periods in 2013, while the corresponding average AUM of these mutual funds increased 0.6% and decreased 4.3%. Average AUM of non B-shares and non C-shares mutual funds (which have lower distribution fee rates than B-share and C-share mutual funds) increased 0.9% and decreased 3.7%, while average AUM of B-share and C-share mutual funds decreased 0.9% and 7.6%, respectively.

Dividend and Interest Income and Interest Expense

Dividend and interest income consists primarily of investment income and interest earned on customer margin balances and U.S. Treasury Bills. Interest expense principally reflects interest accrued on cash balances in customers’ brokerage accounts. Dividend and interest income, net of interest expense, for the three and nine months ended September 30, 2014 were essentially flat compared to the corresponding periods in 2013.

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

Investment gains (losses) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in millions)
Long-term incentive compensation-related investments
Realized gains (losses)	$0.3	$0.2	$3.0	$1.4
Unrealized gains (losses)	(2.0)	5.1	—	10.7

Consolidated private equity fund investments
Realized gains (losses)
Non-public investments	—	—	—	(6.6)
Public investments	0.4	(0.6)	7.0	(6.3)
Unrealized gains (losses)
Non-public investments	0.4	(1.1)	2.5	10.6
Public investments	(5.6)	3.5	(12.0)	10.0

Seed capital investments
Realized gains (losses)
Seed capital	4.1	7.3	14.2	13.3
Derivatives	(4.9)	(3.3)	(23.4)	(17.2)
Unrealized gains (losses)
Seed capital	(6.0)	3.1	1.0	4.9
Derivatives	9.3	(6.5)	8.4	5.4

Brokerage-related investments
Realized gains (losses)	7.2	(0.6)	1.2	(6.9)
Unrealized gains (losses)	(9.5)	(0.6)	(6.8)	2.5
	$(6.3)	$6.5	$(4.9)	$21.8

Index
Other Revenues

Other revenues consist of fees earned for transfer agency services provided to company-sponsored mutual funds, fees earned for administration and recordkeeping services provided to company-sponsored mutual funds and the general accounts of AXA and its subsidiaries, and other miscellaneous revenues. Other revenues for the three and nine months ended September 30, 2014 were essentially flat compared to the corresponding periods in 2013.

Expenses

The components of expenses are as follows:

	Three Months Ended				Nine Months Ended
	9/30/14	9/30/13	$ Change	% Change	9/30/14	9/30/13	$ Change	% Change
		(in millions)				(in millions)

Employee compensation and benefits	$317.3	$302.5	$14.8	4.9%	$951.8	$910.2	$41.6	4.6%
Promotion and servicing:
Distribution-related payments	107.9	102.4	5.5	5.3	308.5	325.3	(16.8)	(5.2)
Amortization of deferred sales commissions	11.2	10.4	0.8	8.4	29.5	31.8	(2.3)	(7.1)
Other	54.0	47.1	6.9	14.8	166.6	152.2	14.4	9.5
	173.1	159.9	13.2	8.3	504.6	509.3	(4.7)	(0.9)
General and administrative:
General and administrative	108.0	104.6	3.4	3.2	321.3	314.0	7.3	2.3
Real estate (credits) charges	(1.0)	24.1	(25.1)	n/m	0.5	26.7	(26.2)	(98.3)
	107.0	128.7	(21.7)	(16.9)	321.8	340.7	(18.9)	(5.5)
Contingent payment arrangements	0.5	0.2	0.3	178.4	1.1	0.5	0.6	118.2
Interest	0.6	0.6	—	1.3	2.2	2.4	(0.2)	(9.2)
Amortization of intangible assets	6.5	5.6	0.9	17.9	18.4	16.9	1.5	9.3
Total	$605.0	$597.5	$7.5	1.3	$1,799.9	$1,780.0	$19.9	1.1

Employee Compensation and Benefits

Employee compensation and benefits consist of base compensation (including salaries and severance), annual short-term incentive compensation awards (cash bonuses), annual long-term incentive compensation awards, commissions, fringe benefits and other employment costs (including recruitment, training, temporary help and meals).

Compensation expense as a percentage of net revenues was 42.3% and 42.8% for the three months ended September 30, 2014 and 2013, respectively. For the nine months ended September 30, 2014 and 2013, compensation expense as a percentage of net revenues was 42.9% and 42.3%, respectively. Compensation expense generally is determined on a discretionary basis and is primarily a function of our firm’s financial performance. Amounts are awarded to help us achieve our key compensation goals of attracting, motivating and retaining top talent, by providing awards for the past year’s performance and providing incentives for future performance, while also helping ensure that our firm’s unitholders receive an appropriate return on their investment. Senior management, with the approval of the Compensation Committee (“Compensation Committee”) of the Board of Directors (“Board”) of AllianceBernstein Corporation, periodically confirms that the appropriate metric to consider in determining the amount of incentive compensation is the ratio of adjusted employee compensation and benefits expense to adjusted net revenues. Adjusted net revenues used in the adjusted compensation ratio are the same as the adjusted net revenues presented as a non-GAAP measure (discussed earlier in this MD&A). Adjusted employee compensation and benefits expense is total employee compensation and benefits expense minus other employment costs such as recruitment, training, temporary help and meals (which costs were 1.3% and 1.2% of adjusted net revenues for the three and nine months ended September 30, 2014, respectively, and were 1.2% and 1.1% of adjusted net revenues for the three and nine months ended September 30, 2013, respectively), and excludes the impact of mark-to-market vesting expense, as well as dividends and interest expense, associated with employee long-term incentive compensation-related investments. Senior management, with the approval of the Compensation Committee, also established as an objective that adjusted employee compensation and benefits expense generally should not exceed 50% of our adjusted net revenues, except in unexpected or unusual circumstances. Our ratios of adjusted compensation expense as a percentage of adjusted revenues were 49.5% and 50.0%, respectively, for the three and nine months ended September 30, 2014. Our ratios of adjusted compensation expense as a percentage of adjusted revenues were 50.0% for the three and nine months ended September 30, 2013.

For the three months ended September 30, 2014, employee compensation and benefits expense increased $14.8 million, or 4.9%, compared to the corresponding period in 2013, primarily due to higher base compensation of $13.0 million and higher incentive compensation of $4.0 million, offset by lower commissions of $4.6 million. For the nine months ended September 30, 2014, employee compensation and benefits expense increased $41.6 million, or 4.6%, compared to the corresponding period in 2013, primarily due to higher incentive compensation of $29.2 million and higher base compensation of $26.4 million, offset by lower commissions of $15.8 million.

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

Promotion and servicing expenses increased $13.2 million, or 8.3%, during the three months ended September 30, 2014 compared to the three months ended September 30, 2013. The increase was the result of higher distribution-related payments of $5.5 million, higher trade execution and clearance costs of $3.1 million, higher marketing costs of $1.2 million and higher travel and entertainment expenses of $1.1 million. During the nine months ended September 30, 2014, promotion and servicing expenses decreased $4.7 million, or 0.9%, compared to the corresponding period in 2013. The decrease was the result of lower distribution-related payments of $16.8 million, offset by higher trade execution and clearing costs of $5.3 million, higher marketing costs of $3.6 million and higher travel and entertainment of $2.0 million.

General and Administrative

General and administrative expenses include technology, professional fees, occupancy, communications and similar expenses. General and administrative expenses as a percentage of net revenues were 14.3% (14.4% excluding real estate credits) and 18.2% (14.8% excluding real estate charges) for the three months ended September 30, 2014 and 2013, respectively. General and administrative expenses decreased $21.7 million, or 16.9%, during the third quarter of 2014 compared to the corresponding period in 2013, primarily due to lower real estate charges of $25.1 million, offset by higher portfolio services expenses of $2.0 million. For the nine months ended September 30, 2014 and 2013, general and administrative expenses as a percentage of net revenues were 14.5% (14.5% excluding real estate charges) and 15.9% (14.6% excluding real estate charges), respectively. General and administrative expenses decreased $18.9 million, or 5.5%, during the first nine months of 2014 compared to the corresponding period in 2013, primarily due to lower real estate charges of $26.2 million, offset by higher portfolio services expenses of $4.8 million and higher professional fees of $2.1 million.

Contingent Payment Arrangements

Contingent payment arrangements reflect changes in estimates of contingent payment liabilities established in connection with acquisitions in previous periods, as well as accretion expense of these liabilities. There were no changes in estimates during the first nine months of 2014 and 2013.

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

Income tax expense for the three months ended September 30, 2014 increased $2.1 million from the three months ended September 30, 2013. The increase is primarily due to higher pre-tax earnings, offset by a lower effective tax rate in the current year quarter of 6.5% compared to 6.7% in the comparable prior year quarter. Income tax expense for the nine months ended September 30, 2014 decreased $0.2 million from the nine months ended September 30, 2013. The decrease is primarily due to a lower effective tax rate in the current year of 6.6% compared to 7.6% in the prior year, offset by higher pre-tax earnings. The lower effective tax rate is primarily due to the expected transfer of the majority of the WPS business from its existing corporate structure to the AllianceBernstein partnership structure, where tax rates are lower, and the expectation that we will generate a lower proportion of pre-tax earnings from our foreign subsidiaries, where tax rates generally are higher than our domestic tax rate.

Net Income (Loss) of Consolidated Entities Attributable to Non-Controlling Interests

Net income (loss) of consolidated entities attributable to non-controlling interests consists of limited partner interests owned by other investors representing 90% of the total limited partner interests in our consolidated venture capital fund. During the third quarter and first nine months of 2014, we had $4.5 million and $2.7 million, respectively, of net loss of consolidated entities attributable to non-controlling interests, primarily due to $4.8 million and $2.5 million, respectively, of net investment losses attributable to our consolidated venture capital fund (of which 90% belongs to non-controlling interests) and management fees of $0.2 million and $0.5 million, respectively.

Index
CAPITAL RESOURCES AND LIQUIDITY

During the first nine months of 2014, net cash provided by operating activities was $445.5 million, compared to $484.8 million during the corresponding 2013 period. The decrease was primarily due to higher net purchases of investments of $167.1 million, partially offset by a lower decrease in broker-dealer related payables (net of receivables and segregated U.S. Treasury Bills activity) of $123.1 million and higher cash provided by net income of $90.0 million.

During the first nine months of 2014, net cash used in investing activities was $80.5 million, compared to $21.0 million during the corresponding 2013 period, reflecting the purchase of a business, net of cash acquired, during 2014 of $60.6 million.

During the first nine months of 2014, net cash used in financing activities was $329.8 million, compared to $479.9 million during the corresponding 2013 period. The decrease reflects the issuance of commercial paper in 2014 as compared to repayments in 2013 (impact of $272.0 million) and lower purchases of Holding Units to fund deferred compensation plans of $40.3 million, partially offset by higher distributions to the General Partner and unitholders of $95.8 million as a result of higher earnings (distributions on earnings are paid one quarter in arrears) and a decrease in overdrafts payable of $61.6 million.

As of September 30, 2014, AllianceBernstein had $535.0 million of cash and cash equivalents, all of which is available for liquidity, but consists primarily of cash on deposit for our broker-dealers to comply with various customer clearing activities and cash held by foreign entities for which a permanent investment election for U.S. tax purposes is taken. If the cash held at our foreign subsidiaries of $379.5 million, which includes cash on deposit for our foreign broker dealers, was to be repatriated to the U.S., we would be required to accrue and pay U.S. income taxes on these funds, based on the unremitted amount. Our current intent is to permanently reinvest these earnings outside the U.S.

Debt and Credit Facilities

As of September 30, 2014 and December 31, 2013, AllianceBernstein had $359.9 million and $268.4 million, respectively, in commercial paper outstanding with weighted average interest rates of approximately 0.2% and 0.3%, respectively. The commercial paper is short term in nature, and as such, recorded value is estimated to approximate fair value (and considered a Level 2 security in the fair value hierarchy). Average daily borrowings of commercial paper during the first nine months of 2014 and the full year 2013 were $361.2 million and $282.0 million, respectively, with weighted average interest rates of approximately 0.2% and 0.3%, respectively.

AllianceBernstein has a $1.0 billion committed, unsecured senior revolving credit facility (the “Credit Facility”) with a group of commercial banks and other lenders. The Credit Facility provides for possible increases in the principal amount by up to an aggregate incremental amount of $250 million, any such increase being subject to the consent of the affected lenders. The Credit Facility is available for AllianceBernstein’s and SCB LLC’s business purposes, including the support of AllianceBernstein’s $1.0 billion commercial paper program. Both AllianceBernstein and SCB LLC can draw directly under the Credit Facility and management may draw on the Credit Facility from time to time. AllianceBernstein has agreed to guarantee the obligations of SCB LLC under the Credit Facility.

The Credit Facility contains affirmative, negative and financial covenants, which are customary for facilities of this type, including, among other things, restrictions on dispositions of assets, restrictions on liens, a minimum interest coverage ratio and a maximum leverage ratio. As of September 30, 2014, we were in compliance with these covenants. The Credit Facility also includes customary events of default (with customary grace periods, as applicable), including provisions under which, upon the occurrence of an event of default, all outstanding loans may be accelerated and/or lender’s commitments may be terminated. Also, under such provisions, upon the occurrence of certain insolvency- or bankruptcy-related events of default, all amounts payable under the Credit Facility automatically would become immediately due and payable, and the lender’s commitments automatically would terminate.

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

On October 22, 2014, as part of an amendment and restatement, the maturity date of the Credit Facility was extended from January 17, 2017 to October 22, 2019. There were no other significant changes included in the amendment.

As of September 30, 2014 and December 31, 2013, we had no amounts outstanding under the Credit Facility. During the first nine months of 2014 and the full year 2013, we did not draw upon the Credit Facility.

Index
In addition, SCB LLC has five uncommitted lines of credit with four financial institutions. Two of these lines of credit permit us to borrow up to an aggregate of approximately $200 million, with AllianceBernstein named as an additional borrower, while three lines have no stated limit. As of September 30, 2014, SCB LLC had $40.0 million in unsecured bank loans outstanding with an interest rate of 1.0%. As of December 31, 2013, SCB LLC had no bank loans outstanding. Average daily borrowings of bank loans during the first nine months of 2014 and full year 2013 were $6.1 million and $6.2 million, respectively, with a weighted average interest rate of approximately 1.0% for both periods.

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

During 2009, we entered into a subscription agreement under which we committed to invest up to $35 million, as amended in 2011, in a venture capital fund over a six-year period. As of September 30, 2014, we had funded $27.2 million of this commitment.

During 2010, as general partner of AllianceBernstein U.S. Real Estate L.P. (the “Real Estate Fund”), we committed to invest $25 million in the Real Estate Fund. As of September 30, 2014, we had funded $14.1 million of this commitment.

During 2012, we entered into an investment agreement under which we committed to invest up to $8 million in an oil and gas fund over a three-year period. As of September 30, 2014, we had funded $5.8 million of this commitment.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to AllianceBernstein’s market risk for the quarter ended September 30, 2014.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the third quarter of 2014 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The following table provides information relating to AllianceBernstein Units bought by AllianceBernstein in the quarter covered by this report:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of AllianceBernstein Units Purchased	(b) Average Price Paid Per AllianceBernstein Unit, net of Commissions	(c) Total Number of AllianceBernstein Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of AllianceBernstein Units that May Yet Be Purchased Under the Plans or Programs
7/1/14 - 7/31/14	—	$—	—	—
8/1/14 - 8/31/14	—	—	—	—
9/1/14 - 9/30/14(1)	13,012	27.22	—	—
Total	13,012	$27.22	—	—

(1) During September 2014, we purchased 13,012 AllianceBernstein Units in private transactions.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Index
Item 5.	Other Information

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

AXA has reported to us that the two insurance policies underwritten by one of AXA’s European insurance subsidiaries, AXA France IARD (“AXA France”), that were in-force during the third quarter of 2014 and potentially came within the scope of the disclosure requirements of the Iran Act, were terminated on September 1, 2014 and September 30, 2014, respectively. Each of these insurance policies related to property and casualty insurance (homeowners, auto, accident, liability and/or fraud policies) covering property located in France where the insured was a company or other entity that might have had direct or indirect ties to the Government of Iran, including Iranian entities designated under Executive Orders 13224 and 13382. AXA France is a French company, based in Paris, which is licensed to operate in France. The annual aggregate revenue AXA derived from these two policies was approximately $3,500 and the related net profit, which is difficult to calculate with precision, was estimated to be $1,750.

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

Index
AXA previously informed us that AXA Konzern had taken actions to terminate property insurance provided to Industrial Commercial Services (“ICS”) for an office building in Hamburg, Germany. ICS is a company that some reports suggest may be owned by the Iranian Mines and Mining Industries Development and Renovation Organization, an entity designated as a Specially Designated National and Blocked Person (an “SDN”) by the Office of Foreign Assets Control of the U.S. Department of the Treasury (“OFAC”) with the identifier [IRAN]. As of the date of this report, AXA Konzern has confirmed that this policy has been terminated. The annual premium in respect of this policy was approximately $2,500. The related annual net profit arising from this policy, which is difficult to calculate with precision, was estimated to be $1,250.

In addition, AXA has informed us that AXA Ireland, an AXA insurance subsidiary, provides statutorily required car insurance under four separate policies to the Iranian Embassy in Dublin, Ireland. AXA has informed us that compliance with the Declined Cases Agreement of the Irish Government prohibits the cancellation of these policies unless another insurer is willing to assume the cover. The total annual premiums for these four policies are approximately $6,000 per annum and the annual net profit arising from these policies, which is difficult to calculate with precision, is estimated to be $3,000.

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

The aggregate annual premiums for the above-referenced insurance policies and pension contracts still in effect is approximately $30,200, representing approximately 0.00003% of AXA’s 2013 consolidated revenues, which were in excess of $100 billion. The related net profit, which is difficult to calculate with precision, is estimated to be $15,100, representing approximately 0.0003% of AXA’s 2013 aggregate net profit.

W.P. Stewart

On December 12, 2013, we acquired W.P. Stewart & Co., Ltd. (“WPS”), an equity investment manager that managed, as of December 12, 2013, approximately $2.1 billion in U.S., Global, and Europe, Australasia (Australia and New Zealand) and Far East (“EAFE”) concentrated growth equity strategies for its clients, primarily in the U.S. and Europe. On the date of the WPS acquisition, each of approximately 4.9 million outstanding shares of WPS common stock (other than certain specified shares, as previously disclosed in Amendment No. 2 to Form S-4 filed by AllianceBernstein on November 8, 2013) was converted into the right to receive $12 per share and one transferable contingent value right (“CVR”) entitling the holders to an additional $4 per share cash payment if the Assets Under Management (as such term is defined in the Contingent Value Rights Agreement (“CVR Agreement”) dated as of December 12, 2013, a copy of which we filed as Exhibit 4.01 to our December 31, 2013 Form 10-K) in the acquired WPS investment services exceed $5 billion on or before December 12, 2016, subject to measurement procedures and limitations set forth in the CVR Agreement. The foregoing description of the CVR Agreement does not purport to be complete and is qualified in its entirety by the full text of the CVR Agreement included as Exhibit 4.01 to our December 31, 2013 Form 10-K.

As of September 30, 2014, the Assets Under Management are approximately $2.3 billion. As noted above, payment pursuant to the CVRs is triggered if Assets Under Management exceed $5 billion on or prior to December 12, 2016, subject to certain measurement procedures and limitations. See the definition of AUM Milestone in the CVR Agreement filed as Exhibit 4.01 to our December 31, 2013 Form 10-K for additional information regarding the circumstances that trigger payment pursuant to the CVRs.

Management has determined that the AUM Milestone did not occur during the third quarter of 2014.

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

Date: October 23, 2014	AllianceBernstein l.p.

	By:	/s/ John C. Weisenseel
John C. Weisenseel
Chief Financial Officer

	By:	/s/ Edward J. Farrell
Edward J. Farrell
Chief Accounting Officer