Form 10-Q
period 2015-03-31
ALLIANCEBERNSTEIN L.P.
filed 2015-04-30
CIK 1109448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

The number of units of limited partnership interest outstanding as of March 31, 2015 was 272,607,593.

ALLIANCEBERNSTEIN L.P.

Index
Part I
FINANCIAL INFORMATION
Item 1.	Financial Statements

ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition
(in thousands, except unit amounts)

	March 31, 2015	December 31, 2014
	(unaudited)

ASSETS
Cash and cash equivalents	$671,288	$555,503
Cash and securities segregated, at fair value (cost: $520,133 and $476,275)	520,139	476,277
Receivables, net:
Brokers and dealers	413,009	378,467
Brokerage clients	1,325,185	1,243,667
Fees	273,073	292,901
Investments:
Long-term incentive compensation-related	80,546	98,779
Other	648,205	664,696
Furniture, equipment and leasehold improvements, net	158,041	160,956
Goodwill	3,044,807	3,044,807
Intangible assets, net	165,310	171,407
Deferred sales commissions, net	121,882	118,290
Other assets	190,000	172,703
Total assets	$7,611,485	$7,378,453

LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST AND CAPITAL
Liabilities:
Payables:
Brokers and dealers	$330,332	$302,484
Securities sold not yet purchased	66,904	88,902
Brokerage clients	1,683,433	1,501,227
AB mutual funds	109,264	141,132
Accounts payable and accrued expenses	469,896	432,355
Accrued compensation and benefits	363,928	291,000
Debt	500,582	488,988
Total liabilities	3,524,339	3,246,088

Commitments and contingencies (See Note 12)

Redeemable non-controlling interest	16,504	16,504

Capital:
General Partner	40,932	41,381
Limited partners: 272,607,593 and 273,040,452 units issued and outstanding	4,132,523	4,176,637
Receivables from affiliates	(10,051)	(16,359)
AB Holding Units held for long-term incentive compensation plans	(33,001)	(36,351)
Accumulated other comprehensive loss	(91,568)	(79,843)
Partners’ capital attributable to AB Unitholders	4,038,835	4,085,465
Non-controlling interests in consolidated entities	31,807	30,396
Total capital	4,070,642	4,115,861
Total liabilities, redeemable non-controlling interest and capital	$7,611,485	$7,378,453

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index
ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Income
 (in thousands, except per unit amounts)
(unaudited)

	Three Months Ended March 31,
	2015	2014

Revenues:
Investment advisory and services fees	$493,988	$454,884
Bernstein research services	126,046	123,009
Distribution revenues	109,184	106,186
Dividend and interest income	5,094	4,101
Investment gains (losses)	3,888	559
Other revenues	24,990	26,680
Total revenues	763,190	715,419
Less: Interest expense	619	801
Net revenues	762,571	714,618

Expenses:
Employee compensation and benefits	326,327	307,033
Promotion and servicing:
Distribution-related payments	100,386	98,642
Amortization of deferred sales commissions	12,399	8,957
Other	55,537	53,645
General and administrative:
General and administrative	107,333	107,487
Real estate (credits) charges	(383)	1,942
Contingent payment arrangements	443	321
Interest on borrowings	854	781
Amortization of intangible assets	6,461	5,907
Total expenses	609,357	584,715

Operating income	153,214	129,903

Income taxes	10,470	11,365

Net income	142,744	118,538

Net income of consolidated entities attributable to non-controlling interests	1,275	1,813

Net income attributable to AB Unitholders	$141,469	$116,725

Net income per AB Unit:
Basic	$0.51	$0.43
Diluted	$0.51	$0.43

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index
ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2015	2014

Net income	$142,744	$118,538
Other comprehensive income (loss):
Foreign currency translation adjustments	(12,275)	2,149
Income tax expense	—	—
Foreign currency translation adjustments, net of tax	(12,275)	2,149
Unrealized gains on investments:
Unrealized gains arising during period	189	428
Less: reclassification adjustment for (losses) included in net income	—	(4)
Change in unrealized gains on investments	189	432
Income tax benefit (expense)	119	(143)
Unrealized gains on investments, net of tax	308	289
Changes in employee benefit related items:
Amortization of prior service cost	—	(1,299)
Recognized actuarial gain	237	486
Changes in employee benefit related items	237	(813)
Income tax expense	(62)	(20)
Employee benefit related items, net of tax	175	(833)
Other comprehensive (loss) income	(11,792)	1,605
Less: Comprehensive income in consolidated entities attributable to non-controlling interests	1,208	1,854
Comprehensive income attributable to AB Unitholders	$129,744	$118,289

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index
ALLIANCEBERNSTEIN L.P. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2015	2014

Cash flows from operating activities:
Net income	$142,744	$118,538
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred sales commissions	12,399	8,957
Non-cash long-term incentive compensation expense	3,387	6,101
Depreciation and other amortization	14,294	16,206
Unrealized (gains) on investments	(7,541)	(2,499)
Other, net	578	(171)
Changes in assets and liabilities:
(Increase) decrease in segregated cash and securities	(43,862)	80,737
(Increase) in receivables	(125,720)	(125,446)
Decrease in investments	42,310	11,473
(Increase) in deferred sales commissions	(15,991)	(9,815)
(Increase) in other assets	(18,756)	(33,991)
Increase in payables	181,581	24,294
Increase in accounts payable and accrued expenses	988	2,652
Increase in accrued compensation and benefits	73,370	29,654
Net cash provided by operating activities	259,781	126,690

Cash flows from investing activities:
Purchases of investments	(85)	(190)
Proceeds from sales of investments	—	42

Purchases of furniture, equipment and leasehold improvements	(5,050)	(4,345)
Proceeds from sales of furniture, equipment and leasehold improvements	33	23
Net cash used in investing activities	(5,102)	(4,470)

Cash flows from financing activities:
Issuance of commercial paper, net	11,295	104,497
Increase (decrease) in overdrafts payable	38,772	(41,517)
Distributions to General Partner and Unitholders	(173,075)	(178,994)
Contributions from non-controlling interests in consolidated entities	202	—

Capital contributions from General Partner	335	437
Capital contributions from AB Holding	6,019	5,798
Payments of contingent payment arrangements	(213)	(517)
Additional investments by AB Holding with proceeds from exercise of compensatory options to buy AB Holding Units	3,901	4,656
Purchases of AB Holding Units to fund long-term incentive compensation plan awards, net	(16,929)	(3,385)
Purchases of AB Units	(11)	(229)
Other	(7)	(9)
Net cash used in financing activities	(129,711)	(109,263)

Effect of exchange rate changes on cash and cash equivalents	(9,183)	2,271

Net increase in cash and cash equivalents	115,785	15,228
Cash and cash equivalents as of beginning of the period	555,503	509,891
Cash and cash equivalents as of end of the period	$671,288	$525,119

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2015
(unaudited)

The words “we” and “our” refer collectively to AllianceBernstein L.P. and its subsidiaries (“AB”), or to their officers and employees. Similarly, the word “company” refers to AB. These statements should be read in conjunction with AB’s audited consolidated financial statements included in AB’s Form 10-K for the year ended December 31, 2014.

1.	Business Description, Organization and Basis of Presentation

Business Description

We provide research, diversified investment management and related services globally to a broad range of clients. Our principal services include:

●	Institutional Services – servicing our institutional clients, including private and public pension plans, foundations and endowments, insurance companies, central banks and governments worldwide, and affiliates such as AXA and its subsidiaries, by means of separately-managed accounts, sub-advisory relationships, structured products, collective investment trusts, mutual funds, hedge funds and other investment vehicles.

●	Retail Services – servicing our retail clients, primarily by means of retail mutual funds sponsored by AB or an affiliated company, sub-advisory relationships with mutual funds sponsored by third parties, separately-managed account programs sponsored by financial intermediaries worldwide and other investment vehicles.

●	Private Wealth Management Services – servicing our private clients, including high-net-worth individuals and families, trusts and estates, charitable foundations, partnerships, private and family corporations, and other entities (including most institutions for which we manage accounts with less than $25 million in assets), by means of separately-managed accounts, hedge funds, mutual funds and other investment vehicles.

●	Bernstein Research Services – servicing institutional investors, such as pension fund, hedge fund and mutual fund managers, seeking high-quality fundamental research, quantitative services and brokerage-related services in equities and listed options.

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

       We provide a broad range of investment services with expertise in:

●	Actively managed equity strategies, with global and regional portfolios across capitalization ranges and investment strategies, including value, growth and core equities;

●	Actively managed traditional and unconstrained fixed income strategies, including taxable and tax-exempt strategies;

●	Passive management, including index and enhanced index strategies;

●	Alternative investments, including hedge funds, fund of funds and private equity (e.g., direct real estate investing); and

●	Multi-asset solutions and services, including dynamic asset allocation, customized target-date funds and target-risk funds.

Our services span various investment disciplines, including market capitalization (e.g., large-, mid- and small-cap equities), term (e.g., long-, intermediate- and short-duration debt securities), and geographic location (e.g., U.S., international, global, emerging markets, regional and local), in major markets around the world.

Index
Organization

As of March 31, 2015, AXA, a société anonyme organized under the laws of France and the holding company for an international group of insurance and related financial services companies, through certain of its subsidiaries (“AXA and its subsidiaries”), owned approximately 1.4% of the issued and outstanding units representing assignments of beneficial ownership of limited partnership interests in AllianceBernstein Holding L.P. (“AB Holding Units”).

As of March 31, 2015, the ownership structure of AB, expressed as a percentage of general and limited partnership interests, was as follows:

AXA and its subsidiaries	62.2%
AB Holding	36.4
Unaffiliated holders	1.4
100.0%

AllianceBernstein Corporation (an indirect wholly-owned subsidiary of AXA, “General Partner”) is the general partner of both AllianceBernstein Holding L.P. (“AB Holding”) and AB. AllianceBernstein Corporation owns 100,000 general partnership units in AB Holding and a 1% general partnership interest in AB. Including both the general partnership and limited partnership interests in AB Holding and AB, AXA and its subsidiaries had an approximate 62.7% economic interest in AB as of March 31, 2015.

Basis of Presentation

The interim condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the interim results, have been made. The preparation of the condensed consolidated financial statements requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the interim reporting periods. Actual results could differ from those estimates. The December 31, 2014 condensed consolidated statement of financial condition was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The condensed consolidated financial statements include AB and its majority-owned and/or controlled subsidiaries. All significant inter-company transactions and balances among the consolidated entities have been eliminated.

Reclassification

The first quarter 2014 amounts for Institutional and Private Wealth Management finders’ fees previously presented as other promotion and servicing are now presented as distribution-related payments in the condensed consolidated statements of income to conform to the current year’s presentation.

2.	Accounting Pronouncements

Accounting Pronouncements Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers. The amendment is effective retrospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2017. Management is currently evaluating the impact that the adoption of this standard will have on our consolidated financial statements.

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

In February 2015, the FASB issued ASU 2015-02, Consolidation – Amendments to the Consolidation Analysis. The amendment is effective retrospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2015. Management is currently evaluating the impact that the adoption of this standard will have on our consolidated financial statements.

Index
In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. The amendment is effective retrospectively for fiscal years (and interim periods within those years) beginning after December 15, 2015 and is not expected to have a material impact on our financial condition or results of operations.

3.	Long-term Incentive Compensation Plans

We maintain several unfunded, non-qualified long-term incentive compensation plans, under which we grant annual awards to employees, generally in the fourth quarter.

Awards granted in December 2014 and 2013 allowed participants to allocate their awards between restricted AB Holding Units and deferred cash. Participants (except certain members of senior management) generally could allocate up to 50% of their awards to deferred cash, not to exceed a total of $250,000 per award. Each of our employees based outside of the United States (other than expatriates) who received a 2014 or 2013 award of $100,000 or less could have allocated up to 100% of his or her award to deferred cash. For awards granted in 2014 and 2013, participants allocated their awards prior to the date on which the Compensation Committee granted awards, December 12, 2014 and 2013, respectively. These awards were valued using the closing price of an AB Holding Unit on these days. For awards granted in 2014 and 2013:

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

During the first quarter of 2015, we purchased 0.7 million AB Holding Units for $17.0 million (on a trade date basis). These amounts reflect open-market purchases of 0.6 million AB Holding Units for $15.1 million, with the remainder relating to purchases of AB Holding Units from employees to allow them to fulfill statutory tax withholding requirements at the time of distribution of long-term incentive compensation awards. During the first quarter of 2014, we purchased 0.2 million AB Holding Units for $3.7 million (on a trade date basis) from employees to allow them to fulfill statutory tax withholding requirements at the time of distribution of long-term incentive compensation awards.

Index
Each quarter, we implement plans to repurchase AB Holding Units pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (“Exchange Act”). A Rule 10b5-1 plan allows a company to repurchase its shares at times when it otherwise might be prevented from doing so because of self-imposed trading blackout periods or because it possesses material non-public information. Each broker we select has the authority under the terms and limitations specified in the plan to repurchase AB Holding Units on our behalf in accordance with the terms of the plan. Repurchases are subject to regulations promulgated by the SEC as well as certain price, market volume and timing constraints specified in the plan. The plan adopted during the first quarter of 2015 expired at the close of business on April 29, 2015. We may adopt additional Rule 10b5-1 plans in the future to engage in open-market purchases of AB Holding Units to help fund anticipated obligations under our incentive compensation award program and for other corporate purposes.

During the first quarter of 2015 and 2014, we granted to employees and Eligible Directors 0.1 million and 0.2 million restricted AB Holding Unit awards, respectively. We used AB Holding Units repurchased during the period and newly-issued AB Holding Units to fund restricted AB Holding Unit awards.

During the first quarter of 2015, AB Holding issued 0.2 million AB Holding Units upon exercise of options to buy AB Holding Units. AB Holding used the proceeds of $3.9 million received from employees as payment in cash for the exercise price to purchase the equivalent number of newly-issued AB Units.

4.	Cash Distributions

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

On April 30, 2015, the General Partner declared a distribution of $0.51 per AB Unit, representing a distribution of Available Cash Flow for the three months ended March 31, 2015. The General Partner, as a result of its 1% general partnership interest, is entitled to receive 1% of each distribution. The distribution is payable on May 21, 2015 to holders of record on May 11, 2015.

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

During the first quarter of 2015, we recorded pre-tax real estate credits of $0.4 million, resulting from a change in estimates related to previously recorded real estate charges.

Index
The activity in the liability account relating to our 2010 and 2012 office space consolidation initiatives for the following periods is as follows:

	Three Months Ended March 31, 2015	Twelve Months Ended December 31, 2014
	(in thousands)

Balance as of beginning of period	$148,429	$199,527
Expense (credit) incurred	139	(4,755)
Deferred rent	—	—
Payments made	(11,562)	(50,893)
Interest accretion	1,082	4,550
Balance as of end of period	$138,088	$148,429

6.	Net Income per Unit

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

	Three Months Ended March 31,
	2015	2014
	(in thousands, except per unit amounts)

Net income attributable to AB Unitholders	$141,469	$116,725

Weighted average units outstanding – basic	272,831	268,459
Dilutive effect of compensatory options to buy AB Holding Units	1,098	1,077
Weighted average units outstanding – diluted	273,929	269,536
Basic net income per AB Unit	$0.51	$0.43
Diluted net income per AB Unit	$0.51	$0.43

As of March 31, 2015 and 2014, we excluded 2,774,117 and 2,828,033 options, respectively, from the diluted net income per unit computation due to their anti-dilutive effect.

7.	Cash and Securities Segregated Under Federal Regulations and Other Requirements

As of March 31, 2015 and December 31, 2014, $0.5 billion and $0.4 billion, respectively, of U.S. Treasury Bills were segregated in a special reserve bank custody account for the exclusive benefit of brokerage customers of Sanford C. Bernstein & Co., LLC (one of our subsidiaries, “SCB LLC”) under Rule 15c3-3 of the Exchange Act.

AllianceBernstein Investments, Inc. (one of our subsidiaries, “AllianceBernstein Investments”), the distributor of company-sponsored U.S. mutual funds, maintains several special bank accounts for the exclusive benefit of customers. As of March 31, 2015 and December 31, 2014, $50.2 million and $61.3 million, respectively, of cash was segregated in these bank accounts.

Index
8.	Investments

Investments consist of:
	March 31, 2015	December 31, 2014
	(in thousands)

Available-for-sale (primarily seed capital)	$6,442	$6,172
Trading:
Long-term incentive compensation-related	60,594	74,095
U.S. Treasury Bills	28,995	28,982
Seed capital	425,805	400,746
Equities	59,508	79,720
Exchange-traded options	6,767	22,290
Investments in limited partnership hedge funds:
Long-term incentive compensation-related	19,952	24,684
Seed capital	26,366	33,951
Consolidated private equity fund (10% seed capital)	34,130	32,604
Private equity (seed capital)	48,724	48,734
Other	11,468	11,497
Total investments	$728,751	$763,475

Total investments related to long-term incentive compensation obligations of $80.5 million and $98.8 million as of March 31, 2015 and December 31, 2014, respectively, consist of company-sponsored mutual funds and hedge funds. For long-term incentive compensation awards granted before 2009, we typically made investments in our services that were notionally elected by plan participants and maintained them (and continue to maintain them) in a consolidated rabbi trust or separate custodial account. The rabbi trust and custodial account enable us to hold such investments separate from our other assets for the purpose of settling our obligations to participants. The investments held in the rabbi trust and custodial account remain available to the general creditors of AB.

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

Trading securities also include long positions in corporate equities, an exchange-traded fund and long exchange-traded options traded through our options desk.

Index
The portion of trading gains (losses) for the three months ended March 31, 2015 and 2014 related to trading securities held as of March 31, 2015 and 2014 is as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
	(in thousands)

Net gains recognized during the period	$6,784	$14,812
Less: net gains recognized during the period on trading securities sold during the period	6,047	4,404
Unrealized gains recognized during the period on trading securities held	$737	$10,408

9.	Derivative Instruments

We enter into various futures, forwards and swaps to economically hedge certain seed money investments.  Also, we have currency forwards that economically hedge certain cash accounts and exchange-traded futures to economically hedge a foreign investment. In addition, our options desk trades long and short exchange-traded equity options. We do not hold any derivatives designated in a formal hedge relationship under Accounting Standards Codification (“ASC”) 815-10, Derivatives and Hedging.

The notional value and fair value as of March 31, 2015 and December 31, 2014 for derivative instruments (excluding our options desk trading activities) not designated as hedging instruments were as follows:

		Fair Value
	Notional Value	Asset Derivatives	Liability Derivatives
	(in thousands)
March 31, 2015:
Exchange-traded futures	$143,141	$360	$3,011
Currency forwards	204,894	1,948	963
Interest rate swaps	59,126	1,909	3,045
Credit default swaps	165,028	3,881	293
Option swaps	11	11	—
Total return swaps	102,096	442	2,461
Total derivatives	$674,296	$8,551	$9,773

December 31, 2014:
Exchange-traded futures	$149,863	$571	$2,438
Currency forwards	149,282	1,782	333
Interest rate swaps	50,591	1,507	2,679
Credit default swaps	32,745	1,432	110
Option swaps	11	107	88
Total return swaps	125,913	1,388	3,744
Total derivatives	$508,405	$6,787	$9,392

As of March 31, 2015 and December 31, 2014, the derivative assets and liabilities are included in both receivables and payables to brokers and dealers on our condensed consolidated statements of financial condition.

Index
The gains and losses for derivative instruments (excluding our options desk trading activities) for the three months ended March 31, 2015 and 2014 recognized in investment gains (losses) in the condensed consolidated statements of income were as follows:

	Three Months Ended March 31,
	2015	2014
	(in thousands)

Exchange-traded futures	$(4,987)	$(498)
Currency forwards	3,452	(1,666)
Interest rate swaps	(745)	(793)
Credit default swaps	(57)	(5)
Options swaps	(17)	(35)
Total return swaps	(3,701)	(2,524)
Net (losses) on derivative instruments	$(6,055)	$(5,521)

We may be exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments. We take steps to minimize our counterparty exposure through a credit review and approval process. In addition, we executed various collateral arrangements with counterparties to the over-the-counter derivative transactions that require both pledging and accepting collateral in the form of cash. As of March 31, 2015 and December 31, 2014, we held $1.1 million and $1.0 million, respectively, of cash collateral payable to trade counterparties. This obligation to return cash is reported in payables to brokers and dealers in our condensed consolidated statements of financial condition.

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

Certain of our standardized contracts for over-the-counter derivative transactions (“ISDA Master Agreements”) contain credit risk related contingent provisions related to each counterparty’s credit rating. In some ISDA Master Agreements, if the counterparty’s credit rating (or in some agreements, our AUM) falls below a specified threshold, either a default or a termination event permitting the counterparty to terminate the ISDA Master Agreement would be triggered. In all agreements that provide for collateralization, various levels of collateralization of net liability positions are applicable, depending on the credit rating of the counterparty. As of March 31, 2015 and December 31, 2014, we delivered $11.9 million and $13.2 million, respectively, of cash collateral into brokerage accounts. We report this cash collateral in cash and cash equivalents in our condensed consolidated statements of financial condition.

As of March 31, 2015 and December 31, 2014, we held $6.8 million and $22.3 million, respectively, of long exchange-traded equity options, which are classified as trading investments and included in other investments on our condensed consolidated statements of financial condition. In addition, as of March 31, 2015 and December 31, 2014, we held $5.6 million and $7.1 million, respectively, of short exchange-traded equity options which are included in securities sold not yet purchased on our condensed consolidated statements of financial condition. Our options desk provides our clients with equity derivative strategies and execution for exchange-traded options on single stocks, exchange-traded funds and indices. While predominately agency-based, the options desk may commit capital to facilitate a client’s transaction. Our options desk hedges the risks associated with this activity by taking offsetting positions in equities. During the first quarter of 2015 and 2014, we recognized $32.8 million and $60.8 million, respectively, of losses on equity options activity. These losses are recognized in investment gains (losses) in the condensed consolidated statements of income.

Index
10.	Offsetting Assets and Liabilities

Offsetting of assets as of March 31, 2015 and December 31, 2014 was as follows:

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
	(in thousands)

March 31, 2015:
Securities borrowed	$157,916	$—	$157,916	$—	$(157,916)	$—
Derivatives	$8,551	$—	$8,551	$—	$(1,078)	$7,473
Long exchange- traded options	$6,767	$—	$6,767	$—	$—	$6,767

December 31, 2014:
Securities borrowed	$158,147	$—	$158,147	$—	$(158,147)	$—
Derivatives	$6,787	$—	$6,787	$—	$(990)	$5,797
Long exchange- traded options	$22,290	$—	$22,290	$—	$—	$22,290

Offsetting of liabilities as of March 31, 2015 and December 31, 2014 was as follows:

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Pledged	Net Amount
	(in thousands)

March 31, 2015:
Securities loaned	$2,184	$—	$2,184	$—	$(2,184)	$—
Derivatives	$9,773	$—	$9,773	$—	$(9,773)	$—
Short exchange-traded options	$5,602	$—	$5,602	$—	$—	$5,602

December 31, 2014:
Securities loaned	$33,645	$—	$33,645	$—	$(33,645)	$—
Derivatives	$9,392	$—	$9,392	$—	$(9,392)	$—
Short exchange-traded options	$7,118	$—	$7,118	$—	$—	$7,118

         Cash collateral pledged and received on derivative instruments are not considered material and are not disclosed by counterparty.

Index
11.	Fair Value

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Valuation of our financial instruments by pricing observability levels as of March 31, 2015 and December 31, 2014 was as follows (in thousands):

	Level 1	Level 2	Level 3	Total

March 31, 2015:
Money markets	$172,415	$—	$—	$172,415
U.S. Treasury Bills	—	499,059	—	499,059
Available-for-sale
Equity securities	6,136	—	—	6,136
Fixed income securities	306	—	—	306
Trading
Equity securities	334,792	24,680	122	359,594
Fixed income securities	183,227	3,086	—	186,313
Long exchange-traded options	6,767	—	—	6,767
Derivatives	360	8,191	—	8,551
Private equity	13,885	—	58,719	72,604
Total assets measured at fair value	$717,888	$535,016	$58,841	$1,311,745

Securities sold not yet purchased
Short equities – corporate	$61,302	$—	$—	$61,302
Short exchange-traded options	5,602	—	—	5,602
Derivatives	3,011	6,762	—	9,773
Contingent payment arrangements	—	—	42,223	42,223
Total liabilities measured at fair value	$69,915	$6,762	$42,223	$118,900

December 31, 2014:
Money markets	$89,566	$—	$—	$89,566
U.S. Treasury Bills	—	444,152	—	444,152
Available-for-sale
Equity securities	5,951	—	—	5,951
Fixed income securities	221	—	—	221
Trading
Equity securities	387,495	7	—	387,502
Fixed income securities	164,317	2,742	—	167,059
Long exchange-traded options	22,290	—	—	22,290
Derivatives	571	6,216	—	6,787
Private equity	12,162	—	58,926	71,088
Total assets measured at fair value	$682,573	$453,117	$58,926	$1,194,616

Securities sold not yet purchased
Short equities – corporate	$81,784	$—	$—	$81,784
Short exchange-traded options	7,118	—	—	7,118
Derivatives	2,438	6,954	—	9,392
Contingent payment arrangements	—	—	42,436	42,436
Total liabilities measured at fair value	$91,340	$6,954	$42,436	$140,730

Index
We provide below a description of the fair value methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy:

•	Money markets: We invest excess cash in various money market funds that are valued based on quoted prices in active markets; these are included in Level 1 of the valuation hierarchy.

•	Treasury Bills: We hold U.S. Treasury Bills, which are primarily segregated in a special reserve bank custody account as required by Rule 15c3-3 of the Exchange Act. These securities are valued based on quoted yields in secondary markets and are included in Level 2 of the valuation hierarchy.

•	Equity and fixed income securities: Our equity and fixed income securities consist principally of company-sponsored mutual funds with net asset values and various separately-managed portfolios consisting primarily of equity and fixed income securities with quoted prices in active markets, which are included in Level 1 of the valuation hierarchy. In addition, some securities are valued based on observable inputs from recognized pricing vendors, which are included in Level 2 of the valuation hierarchy.

•	Derivatives: We hold exchange-traded futures with counterparties that are included in Level 1 of the valuation hierarchy. In addition, we also hold currency forward contracts, interest rate swaps, credit default swaps, option swaps and total return swaps with counterparties that are included in Level 2 of the valuation hierarchy.

•	Options: We hold long exchange-traded options that are included in Level 1 of the valuation hierarchy.

•	Private equity: Generally, the valuation of private equity investments owned by our consolidated venture capital fund or by us directly (regarding an investment in a private equity fund focused exclusively on the energy sector) requires significant management judgment due to the absence of quoted market prices, inherent lack of liquidity and the long-term nature of such investments. Private equity investments are valued initially at cost. The carrying values of private equity investments are adjusted either up or down from cost to reflect expected exit values as evidenced by financing and sale transactions with third parties, or when determination of a valuation adjustment is confirmed through ongoing review in accordance with our valuation policies and procedures. A variety of factors are reviewed and monitored to assess positive and negative changes in valuation, including current operating performance and future expectations of investee companies, industry valuations of comparable public companies, changes in market outlooks, and the third party financing environment over time. In determining valuation adjustments resulting from the investment review process, particular emphasis is placed on current company performance and market conditions. For these reasons, which make the fair value of private equity investments unobservable, equity investments are included in Level 3 of the valuation hierarchy. We also invest in a third-party venture capital fund in which fair value is based on our capital account balance provided by the partnership and is included in Level 3 of the valuation hierarchy. If private equity investments owned by our consolidated venture capital fund become publicly-traded, they are included in Level 1 of the valuation hierarchy. Also, if they contain trading restrictions, publicly-traded equity investments are included in Level 2 of the valuation hierarchy. During the first quarter of 2015, $26,000 was transferred from a Level 3 classification to a Level 1 classification.

•	Securities sold not yet purchased: Securities sold not yet purchased, primarily reflecting short positions in equities and exchange-traded options, are included in Level 1 of the valuation hierarchy.

•	Contingent payment arrangements: Contingent payment arrangements relate to contingent payment liabilities associated with acquisitions in 2010, 2013 and 2014. At each reporting date, we estimate the fair values of the contingent consideration expected to be paid based upon probability-weighted AUM and revenue projections, using unobservable market data inputs, which are included in Level 3 of the valuation hierarchy.

Index
The change in carrying value associated with private equity and trading equity securities Level 3 financial instruments carried at fair value is as follows:

	Three Months Ended March 31,
	2015	2014
	(in thousands)

Balance as of beginning of period	$58,926	$52,081
Transfer out	(26)	—
Purchases	122	501
Sales	—	(1,121)
Realized (losses) gains, net	(5,194)	1,121
Unrealized gains (losses), net	5,013	(1,838)
Balance as of end of period	$58,841	$50,744

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

Quantitative information about private equity Level 3 fair value measurements as of March 31, 2015 and December 31, 2014 is as follows:

	Fair Value as of March 31, 2015	Valuation Technique	Unobservable Input	Range
	(in thousands)
Private Equity:

Technology, Media and Telecommunications	$20,044	Market comparable companies	Revenue multiple	2.1 – 4.6
			Marketability discount	30%

In addition, as of March 31, 2015, there are two investments (with a combined fair value of $0.1 million) in the Healthcare and Clean-tech category that are classified as Level 3. The first investment is valued based on liquidation value and the second investment is a warrant valued using the Black-Scholes option valuation model. Also, we have an investment in a private equity fund focused exclusively on the energy sector (fair value of $7.5 million) that is classified as Level 3. This investment’s valuation is based on a market approach, considering recent transactions of the fund and the industry.

	Fair Value as of December 31, 2014	Valuation Technique	Unobservable Input	Range
	(in thousands)
Private Equity:

Technology, Media and Telecommunications	$20,112	Market comparable companies	Revenue multiple	2.0 – 3.5
			Discount rate	18%
			Discount years	2.0 years

In addition, as of December 31, 2014, there are two investments (with a combined fair value of $0.2 million) in the Healthcare and Clean-tech category that are classified as Level 3. The first investment is valued based on liquidation value and the second investment is a warrant valued using the Black-Scholes option valuation model. Also, we have an investment in a private equity fund focused exclusively on the energy sector (fair value of $7.5 million) that is classified as Level 3. This investment’s valuation is based on a market approach, considering recent transactions of the fund and the industry.

Index
The significant unobservable inputs used in the fair value measurement of the reporting entities’ venture capital securities in the Technology, Media and Telecommunications areas are enterprise value to revenue multiples and a discount to account for liquidity and various risk factors. Significant increases (decreases) in the enterprise value to revenue multiple inputs in isolation would result in a significantly higher (lower) fair value measurement. Significant increases (decreases) in the discount would result in a significantly lower (higher) fair value measurement.

One of our private equity investments is a venture capital fund (fair value of $31.0 million and unfunded commitment of $2.9 million as of March 31, 2015) that invests in communications, consumer, digital media, healthcare and information technology markets. In addition, one of the investments included in our consolidated private equity fund (fair value of $0.1 million and no unfunded commitment as of March 31, 2015) is a venture capital fund investing in clean energy, resource and energy efficiency and other sustainable industries. The fair value of each of these investments has been estimated using the capital account balances provided by the partnerships. The interests in these partnerships cannot be redeemed.

The change in carrying value associated with contingent payment arrangements Level 3 financial instruments carried at fair value is as follows:
	Three Months Ended March 31,
	2015	2014
	(in thousands)

Balance as of beginning of period	$42,436	$38,205
Accretion	443	321
Payments	(656)	(838)
Balance as of end of period	$42,223	$37,688

Quantitative information about contingent payment arrangements Level 3 fair value measurements as of March 31, 2015 and December 31, 2014 is as follows:

Our three acquisition-related contingent consideration liabilities (with a combined fair value of $42.2 million as of March 31, 2015 and $42.4 million as of December 31, 2014) are currently valued using projected AUM growth rates with a weighted average of 46%, revenue growth rates with a weighted average of 71%, and discount rates ranging between 3% (when using a cost of debt assumption) and 18% (when using a cost of capital assumption).

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We did not have any material assets or liabilities that were measured at fair value for impairment on a nonrecurring basis during the three months ended March 31, 2015 or during the year ended December 31, 2014.

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

Index
In addition to the Claim discussed immediately above, we are involved in various other matters, including regulatory inquiries, administrative proceedings and litigation, some of which allege significant damages.

In management’s opinion, an adequate accrual has been made as of March 31, 2015 to provide for any probable losses regarding any litigation matters for which we can reasonably estimate an amount of loss. It is reasonably possible that we could incur additional losses pertaining to these matters, but currently we cannot estimate any such additional losses.

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

13.	Units Outstanding

Changes in limited partnership units outstanding during the three-month period ended March 31, 2015 were as follows:

Outstanding as of December 31, 2014	273,040,452
Options exercised	228,816
Units issued	27,755
Units retired	(689,430)
Outstanding as of March 31, 2015	272,607,593

During the first quarter of 2015, we purchased 400 AB Units in private transactions and retired them.

14.	Debt

As of March 31, 2015 and December 31, 2014, AB had $500.6 million and $489.0 million, respectively, in commercial paper outstanding with weighted average interest rates of approximately 0.3% for both periods. The commercial paper is short term in nature, and as such, recorded value is estimated to approximate fair value (and considered a Level 2 security in the fair value hierarchy). Average daily borrowings of commercial paper during the first three months of 2015 and the full year 2014 were $423.9 million and $335.0 million, respectively, with weighted average interest rates of approximately 0.3% and 0.2%, respectively.

Index
15.	Changes in Capital

Changes in capital during the three-month period ended March 31, 2015 were as follows:

	Partners’ Capital Attributable to AB Unitholders	Non-Controlling Interests In Consolidated Entities	Total Capital
	(in thousands)

Balance as of December 31, 2014	$4,085,465	$30,396	$4,115,861
Comprehensive income:
Net income	141,469	1,275	142,744
Other comprehensive income, net of tax:
Unrealized gains on investments	308	—	308
Foreign currency translation adjustments	(12,208)	(67)	(12,275)
Changes in employee benefit related items	175	—	175
Comprehensive income	129,744	1,208	130,952

Distributions to General Partner and unitholders	(173,075)	—	(173,075)
Capital contributions from affiliates	6,354	—	6,354
Compensation-related transactions	(9,642)	—	(9,642)
Other	(11)	203	192
Balance as of March 31, 2015	$4,038,835	$31,807	$4,070,642

Changes in capital during the three-month period ended March 31, 2014 were as follows:

	Partners’ Capital Attributable to AB Unitholders	Non-Controlling Interests In Consolidated Entities	Total Capital
	(in thousands)

Balance as of December 31, 2013	$4,027,486	$42,240	$4,069,726
Comprehensive income:
Net income	116,725	1,813	118,538
Other comprehensive income, net of tax:
Unrealized gains on investments	289	—	289
Foreign currency translation adjustments	2,108	41	2,149
Changes in employee benefit related items	(833)	—	(833)
Comprehensive income	118,289	1,854	120,143

Distributions to General Partner and unitholders	(178,994)	—	(178,994)
Capital contributions from affiliates	6,209	—	6,209
Purchases of AB Units	(229)	—	(229)
Compensation-related transactions	7,398	—	7,398
Balance as of March 31, 2014	$3,980,159	$44,094	$4,024,253

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

Executive Overview

Our total assets under management (“AUM”) as of March 31, 2015 were $485.9 billion, up $11.9 billion, or 2.5%, compared to December 31, 2014, and up $31.8 billion, or 7.0%, compared to March 31, 2014. During the first quarter of 2015, AUM increased primarily as a result of net inflows of $6.0 billion (primarily Institutions) and market appreciation of $5.9 billion. During the twelve months ended March 31, 2015, AUM increased primarily as a result of net inflows of $15.5 billion (primarily Institutions) and market appreciation of $15.0 billion.

Institutional AUM increased $6.7 billion, or 2.8%, to $243.7 billion during the first quarter of 2015, primarily due to net inflows of $5.4 billion and market appreciation of $1.6 billion. Gross sales increased 54% sequentially from $4.7 billion during the fourth quarter of 2014 to $7.3 billion during the first quarter of 2015. However, redemptions and terminations increased 6% sequentially from $2.2 billion to $2.4 billion.

Retail AUM increased $2.8 billion, or 1.7%, to $164.3 billion during the first quarter of 2015, primarily due to market appreciation of $2.4 billion and net inflows of $0.5 billion. Gross sales increased 17% sequentially from $9.2 billion during the fourth quarter of 2014 to $10.8 billion during the first quarter of 2015. However, redemptions and terminations increased 8% sequentially from $8.4 billion to $9.0 billion.

Private Wealth Management AUM increased $2.4 billion, or 3.2%, to $77.9 billion during the first quarter of 2015, primarily due to market appreciation of $1.9 billion and net inflows of $0.1 billion. Gross sales increased 11% sequentially from $1.3 billion during the fourth quarter of 2014 to $1.4 billion during the first quarter of 2015. In addition, redemptions and terminations decreased 30% sequentially from $1.0 billion to $0.7 billion.

Bernstein Research Services revenue for the first quarter of 2015 was $126.0 million, up $3.0 million, or 2.5%, compared to the first quarter of 2014, as a result of growth in the U.S. and Asia.

Net revenues for the first quarter of 2015 increased $48.0 million, or 6.7%, to $762.6 million from $714.6 million in the first quarter of 2014. The most significant contributors to the increase were higher base fees of $37.8 million, higher investment gains of $3.3 million, higher Bernstein Research Services revenue of $3.0 million and higher distribution revenues of $3.0 million. Operating expenses for the first quarter increased $24.7 million, or 4.2%, to $609.4 million from $584.7 million in the first quarter of 2014. The increase was primarily due to higher employee compensation and benefits of $19.3 million and higher promotion and servicing of $7.1 million, offset by lower real estate charges of $2.3 million. Our operating income increased $23.3 million, or 17.9%, to $153.2 million from $129.9 million and our operating margin increased to 19.9% (23.9% on an adjusted basis) in the first quarter of 2015 from 17.9% (22.0% on an adjusted basis) in the first quarter of 2014.

Index
Assets Under Management

Assets under management by distribution channel are as follows:

	As of March 31,
	2015	2014	$ Change	% Change
	(in billions)

Institutions	$243.7	$226.4	$17.3	7.7%
Retail	164.3	155.0	9.3	6.0
Private Wealth Management	77.9	72.7	5.2	7.1
Total	$485.9	$454.1	$31.8	7.0

Assets under management by investment service are as follows:

	As of March 31,
	2015	2014	$ Change	% Change
	(in billions)
Equity
Actively Managed	$115.4	$108.6	$6.8	6.3%
Passively Managed(1)	50.9	48.2	2.7	5.6
Total Equity	166.3	156.8	9.5	6.0

Fixed Income
Actively Managed
Taxable	225.5	213.4	12.1	5.7
Tax–exempt	32.6	30.0	2.6	8.7
	258.1	243.4	14.7	6.0

Passively Managed(1)	9.8	9.1	0.7	8.0
Total Fixed Income	267.9	252.5	15.4	6.1

Other(2)	51.7	44.8	6.9	15.4
Total	$485.9	$454.1	$31.8	7.0

(1)	Includes index and enhanced index services.
(2)	Includes multi-asset solutions and services and certain alternative investments.

Index
Changes in assets under management for the three-month and twelve-month periods ended March 31, 2015 are as follows:

	Distribution Channel
	Institutions	Retail	Private Wealth Management	Total
	(in billions)

Balance as of December 31, 2014	$237.0	$161.5	$75.5	$474.0
Long-term flows:
Sales/new accounts	7.3	10.8	1.4	19.5
Redemptions/terminations	(2.4)	(9.0)	(0.7)	(12.1)
Cash flow/unreinvested dividends	0.5	(1.3)	(0.6)	(1.4)
Net long-term inflows	5.4	0.5	0.1	6.0
Transfers	(0.3)	(0.1)	0.4	—
Market appreciation	1.6	2.4	1.9	5.9
Net change	6.7	2.8	2.4	11.9
Balance as of March 31, 2015	$243.7	$164.3	$77.9	$485.9

Balance as of March 31, 2014	$226.4	$155.0	$72.7	$454.1
Long-term flows:
Sales/new accounts	28.5	42.9	5.7	77.1
Redemptions/terminations	(9.9)	(36.6)	(4.6)	(51.1)
Cash flow/unreinvested dividends	(3.9)	(5.2)	(1.4)	(10.5)
Net long-term inflows (outflows)	14.7	1.1	(0.3)	15.5
Acquisitions	0.1	2.8	—	2.9
AUM adjustments(3)	(1.1)	(0.5)	—	(1.6)
Transfers	0.1	(0.4)	0.3	—
Market appreciation	3.5	6.3	5.2	15.0
Net change	17.3	9.3	5.2	31.8
Balance as of March 31, 2015	$243.7	$164.3	$77.9	$485.9

Index
	Investment Service
	Equity Actively Managed	Equity Passively Managed(1)	Fixed Income Actively Managed - Taxable	Fixed Income Actively Managed - Tax- Exempt	Fixed Income Passively Managed(1)	Other(2)	Total
	(in billions)

Balance as of December 31, 2014	$112.5	$50.4	$219.4	$31.6	$10.1	$50.0	$474.0
Long-term flows:
Sales/new accounts	4.0	0.2	12.7	1.5	0.1	1.0	19.5
Redemptions/terminations	(3.9)	(0.2)	(6.5)	(0.7)	(0.1)	(0.7)	(12.1)
Cash flow/unreinvested dividends	(1.3)	(0.2)	0.2	(0.1)	(0.3)	0.3	(1.4)
Net long-term (outflows) inflows	(1.2)	(0.2)	6.4	0.7	(0.3)	0.6	6.0
Market appreciation (depreciation)	4.1	0.7	(0.3)	0.3	—	1.1	5.9
Net change	2.9	0.5	6.1	1.0	(0.3)	1.7	11.9
Balance as of March 31, 2015	$115.4	$50.9	$225.5	$32.6	$9.8	$51.7	$485.9

Balance as of March 31, 2014	$108.6	$48.2	$213.4	$30.0	$9.1	$44.8	$454.1
Long-term flows:
Sales/new accounts	15.0	1.8	48.6	4.7	0.6	6.4	77.1
Redemptions/terminations	(15.2)	(1.0)	(28.3)	(3.4)	(0.6)	(2.6)	(51.1)
Cash flow/unreinvested dividends	(5.5)	(2.0)	(4.9)	(0.1)	0.7	1.3	(10.5)
Net long-term (outflows) inflows	(5.7)	(1.2)	15.4	1.2	0.7	5.1	15.5
Acquisitions	2.9	—	—	—	—	—	2.9
AUM adjustments(3)	(0.1)	—	(1.4)	—	—	(0.1)	(1.6)
Market appreciation (depreciation)	9.7	3.9	(1.9)	1.4	—	1.9	15.0
Net change	6.8	2.7	12.1	2.6	0.7	6.9	31.8
Balance as of March 31, 2015	$115.4	$50.9	$225.5	$32.6	$9.8	$51.7	$485.9

(1)	Includes index and enhanced index services.
(2)	Includes multi-asset solutions and services and certain alternative investments.
(3)	Excludes Institutional assets for which we provide administrative services but not investment management services and seed capital invested in Retail funds for which we do not charge an investment management fee on AUM.

Index
Average assets under management by distribution channel and investment service were as follows:

	Three Months Ended
	3/31/15	3/31/14	$ Change	% Change
	(in billions)
Distribution Channel:
Institutions	$241.5	$227.1	$14.4	6.3%
Retail	162.8	153.2	9.6	6.3
Private Wealth Management	76.7	71.7	5.0	7.1
Total	$481.0	$452.0	$29.0	6.4

Investment Service:
Equity Actively Managed	$113.8	$107.4	$6.4	6.0%
Equity Passively Managed(1)	50.5	48.2	2.3	4.8
Fixed Income Actively Managed – Taxable	223.7	212.8	10.9	5.2
Fixed Income Actively Managed – Tax-exempt	32.3	29.5	2.8	9.3
Fixed Income Passively Managed(1)	10.1	9.4	0.7	6.7
Other (2)	50.6	44.7	5.9	13.3
Total	$481.0	$452.0	$29.0	6.4

(1)	Includes index and enhanced index services.
(2)	Includes multi-asset solutions and services and certain alternative investments.

Our Institutional channel first quarter average AUM of $241.5 billion increased $14.4 billion, or 6.3%, compared to the first quarter of 2014, primarily due to our Institutional AUM increasing $17.3 billion, or 7.7%, over the last twelve months to $243.7 billion at March 31, 2015. The $17.3 billion increase in AUM over the last twelve months primarily resulted from $14.7 billion of net inflows (consisting of inflows of $13.6 billion in fixed income services and $3.0 billion in other services, offset by outflows of $1.9 billion in equity services) and $3.5 billion in market appreciation, offset by the AUM adjustment we made in the third quarter of 2014 for $1.1 billion.

Our Retail channel first quarter average AUM of $162.8 billion increased $9.6 billion, or 6.3%, compared to the first quarter of 2014, primarily due to our Retail AUM increasing $9.3 billion, or 6.0%, over the last twelve months to $164.3 billion at March 31, 2015. The $9.3 billion increase in AUM over the last twelve months primarily resulted from $6.3 billion in market appreciation and $2.8 billion of new assets from acquisitions.

Our Private Wealth Management channel first quarter average AUM of $76.7 billion increased $5.0 billion, or 7.1%, compared to the first quarter of 2014, primarily due to our Private Wealth Management AUM increasing $5.2 billion, or 7.1%, over the last twelve months to $77.9 billion. The $5.2 billion increase in AUM over the last twelve months primarily resulted from $5.2 billion in market appreciation.

Index
Absolute investment composite returns, gross of fees, and relative performance as of March 31, 2015 compared to benchmarks for certain representative Institutional equity and fixed income services are as follows:

	1-Year	3-Year	5-Year

Global High Income (fixed income)
Absolute return	1.9%	7.9%	8.8%
Relative return (vs. Barclays Global High Yield Index)	4.2	1.5	0.9
Global Fixed Income (fixed income)
Absolute return	(5.2)	(1.1)	3.0
Relative return (vs. CITI WLD GV BD-USD/JPM GLBL BD)	0.3	0.6	1.6
Intermediate Municipal Bonds (fixed income)
Absolute return	3.9	2.6	3.6
Relative return (vs. Lipper Short/Int. Blended Muni Fund Avg)	1.0	0.6	0.7
U.S. Strategic Core Plus (fixed income)
Absolute return	6.6	4.2	5.4
Relative return (vs. Barclays U.S. Aggregate Index)	0.9	1.1	1.0
Emerging Market Debt (fixed income)
Absolute return	3.6	4.9	7.3
Relative return (vs. JPM EMBI Global/JPM EMBI)	(0.5)	0.5	0.5
Global Plus (fixed income)
Absolute return	(3.6)	0.0	3.0
Relative return (vs. Barclays Global Aggregate Index)	0.1	0.2	0.7
Emerging Markets Value
Absolute return	3.6	(1.2)	(0.3)
Relative return (vs. MSCI EM Index)	3.2	(1.5)	(2.1)
Global Strategic Value
Absolute return	8.4	15.3	9.1
Relative return (vs. MSCI ACWI Index)	3.0	4.5	0.1
U.S. Small & Mid Cap Value
Absolute return	10.6	18.4	14.6
Relative return (vs. Russell 2500 Value Index)	4.0	2.1	0.5
U.S. Strategic Value
Absolute return	10.6	17.5	12.4
Relative return (vs. Russell 1000 Value Index)	1.3	1.1	(1.4)
Growth & Income
Absolute return	9.7	16.5	15.7
Relative return (vs. Russell 1000 Value Index)	0.4	0.1	2.0
U.S. Small Cap Growth
Absolute return	3.9	15.3	18.9
Relative return (vs. Russell 2000 Growth Index)	(8.2)	(2.5)	2.3
U.S. Large Cap Growth
Absolute return	23.0	18.9	16.0
Relative return (vs. Russell 1000 Growth Index)	6.9	2.6	0.3
U.S. Small & Mid Cap Growth
Absolute return	9.0	15.7	19.6
Relative return (vs. Russell 2500 Growth Index)	(4.8)	(2.2)	2.6
Select U.S. Equity
Absolute return	15.2	17.3	16.9
Relative return (vs. S&P 500 Index)	2.5	1.2	2.4
Strategic Equities (inception June 30, 2012)
Absolute return	17.0	N/A	N/A
Relative return (vs. S&P 500 Index)	4.3	N/A	N/A

Index
Consolidated Results of Operations

	Three Months Ended
	3/31/15	3/31/14	$ Change	% Change
	(in thousands, except per unit amounts)

Net revenues	$762,571	$714,618	$47,953	6.7%
Expenses	609,357	584,715	24,642	4.2
Operating income	153,214	129,903	23,311	17.9
Income taxes	10,470	11,365	(895)	(7.9)
Net income	142,744	118,538	24,206	20.4
Net income of consolidated entities attributable to non-controlling interests	1,275	1,813	(538)	(29.7)
Net income attributable to AB Unitholders	$141,469	$116,725	$24,744	21.2

Diluted net income per AB Unit	$0.51	$0.43	$0.08	18.6

Distributions per AB Unit	$0.51	$0.44	$0.07	15.9

Operating margin (1)	19.9%	17.9%

(1)	Operating income excluding net income (loss) attributable to non-controlling interests as a percentage of net revenues.

Net income attributable to AB Unitholders for the three months ended March 31, 2015 increased $24.7 million, or 21.2%, from the three months ended March 31, 2014. The increase was due to (in millions):

Higher base advisory fees	$37.8
Higher investment gains	3.3
Higher Bernstein Research Services revenues	3.0
Lower real estate charges	2.3
Higher employee compensation and benefits expenses	(19.3)
Higher other promotion and servicing expenses	(1.9)
Other	(0.5)
$24.7

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

During the first quarter of 2015, we recorded pre-tax real estate credits of $0.4 million, resulting from a change in estimates related to previously recorded real estate charges.

Units Outstanding

Each quarter, we implement plans to repurchase AB Holding Units pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (“Exchange Act”). A Rule 10b5-1 plan allows a company to repurchase its shares at times when it otherwise might be prevented from doing so because of self-imposed trading blackout periods or because it possesses material non-public information. Each broker we select has the authority under the terms and limitations specified in the plan to repurchase AB Holding Units on our behalf in accordance with the terms of the plan. Repurchases are subject to regulations promulgated by the SEC as well as certain price, market volume and timing constraints specified in the plan. The plan adopted during the first quarter of 2015 expired at the close of business on April 29, 2015. We may adopt additional Rule 10b5-1 plans in the future to engage in open-market purchases of AB Holding Units to help fund anticipated obligations under our incentive compensation award program and for other corporate purposes.

Cash Distributions

AB is required to distribute all of its Available Cash Flow, as defined in the AB Partnership Agreement, to its Unitholders and to the General Partner. Available Cash Flow typically is the adjusted diluted net income per unit for the quarter multiplied by the number of general and limited partnership interests at the end of the quarter. In future periods, management anticipates that Available Cash Flow will continue to be based on adjusted diluted net income per unit, unless management determines that one or more non-GAAP adjustments that are made for adjusted net income should not be made with respect to the Available Cash Flow calculation. See Note 4 to the condensed consolidated financial statements contained in Item 1 for a description of Available Cash Flow.

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

	Three Months Ended March 31,
	2015	2014
	(in thousands)

Net revenues, US GAAP basis	$762,571	$714,618
Exclude:
Long-term incentive compensation-related investment (gains)	(2,426)	(1,297)
Long-term incentive compensation-related dividends and interest	(151)	(179)
90% of consolidated venture capital fund investment losses (gains)	(1,373)	(2,005)
Distribution-related payments	(100,386)	(98,642)
Amortization of deferred sales commissions	(12,399)	(8,957)
Pass-through fees and expenses	(11,841)	(8,445)
Adjusted net revenues	$633,995	$595,093

Operating income, US GAAP basis	$153,214	$129,903
Exclude:
Long-term incentive compensation-related items	57	89
Real estate (credits) charges	(383)	1,942
Acquisition-related expenses	—	859
Sub-total of non-GAAP adjustments	(326)	2,890
Less: Net income of consolidated entities attributable to non-controlling interests	1,275	1,813
Adjusted operating income	$151,613	$130,980

Adjusted operating margin	23.9%	22.0%

Adjusted operating income for the three months ended March 31, 2015 increased $20.6 million, or 15.8%, from the three months ended March 31, 2014, primarily as a result of higher investment advisory base fees of $35.3 million and higher Bernstein Research Services revenues of $3.0 million, offset by higher employee compensation expense (excluding the impact of long-term incentive compensation-related items) of $18.8 million.

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

Index
Adjusted Operating Income

Adjusted operating income represents operating income on a US GAAP basis excluding (1) the impact on net revenues and compensation expense of the investment gains and losses (as well as the dividends and interest) associated with employee long-term incentive compensation-related investments, (2) real estate charges (credits), (3) acquisition-related expenses and (4) the net income or loss of consolidated entities attributable to non-controlling interests.

Prior to 2009, a significant proportion of employee compensation was in the form of employee long-term incentive compensation awards that were notionally invested in AB investment services and generally vested over a period of four years. AB economically hedged the exposure to market movements by purchasing and holding these investments on its balance sheet. All such investments had vested as of year-end 2012 and the investments have been distributed to the participants, except for those investments with respect to which the participant elected a long-term deferral. Fluctuation in the value of these investments is recorded within investment gains and losses on the income statement and also impacts compensation expense. Management believes it is useful to reflect the offset achieved from economically hedging the market exposure of these investments in the calculation of adjusted operating income and adjusted operating margin. The non-GAAP measures exclude gains and losses and dividends and interest on employee long-term incentive compensation-related investments included in revenues and compensation expense.

Real estate charges (credits) have been excluded because they are not considered part of our core operating results when comparing financial results from period to period and to industry peers.

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

Index
Net Revenues

The components of net revenues are as follows:

	Three Months Ended
	3/31/15	3/31/14	$ Change	% Change
	(in thousands)
Investment advisory and services fees:
Institutions:
Base fees	$106,796	$99,413	$7,383	7.4%
Performance-based fees	2,692	1,868	824	44.1
	109,488	101,281	8,207	8.1
Retail:
Base fees	214,054	196,830	17,224	8.8
Performance-based fees	1,354	669	685	102.4
	215,408	197,499	17,909	9.1
Private Wealth Management:
Base fees	168,986	155,796	13,190	8.5
Performance-based fees	106	308	(202)	(65.7)
	169,092	156,104	12,988	8.3
Total:
Base fees	489,836	452,039	37,797	8.4
Performance-based fees	4,152	2,845	1,307	45.9
	493,988	454,884	39,104	8.6

Bernstein Research Services	126,046	123,009	3,037	2.5
Distribution revenues	109,184	106,186	2,998	2.8
Dividend and interest income	5,094	4,101	993	24.2
Investment gains (losses)	3,888	559	3,329	595.5
Other revenues	24,990	26,680	(1,690)	(6.3)
Total revenues	763,190	715,419	47,771	6.7
Less: Interest expense	619	801	(182)	(22.7)
Net revenues	$762,571	$714,618	$47,953	6.7

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

For the three months ended March 31, 2015, our investment advisory and services fees increased by $39.1 million, or 8.6%, from the first quarter of 2014, primarily due to a $37.8 million, or 8.4%, increase in base fees, which primarily resulted from a 6.4% increase in average AUM.

Institutional investment advisory and services fees for the three months ended March 31, 2015 increased by $8.2 million, or 8.1%, from the three months ended March 31, 2014, primarily due to a $7.4 million, or 7.4%, increase in base fees, which primarily resulted from a 6.3% increase in average AUM.

Retail investment advisory and services fees for the three months ended March 31, 2015 increased by $17.9 million, or 9.1%, from the three months ended March 31, 2014, primarily due to a $17.2 million, or 8.8%, increase in base fees, which primarily resulted from a 6.3% increase in average AUM.

Private Wealth Management investment advisory and services fees for the three months ended March 31, 2015 increased by $13.0 million, or 8.3%, from the three months ended March 31, 2014, primarily as a result of an increase in average billable AUM of 6.2%.

Bernstein Research Services

Bernstein Research Services revenue consists principally of equity commissions received for providing equity research and brokerage-related services to institutional investors.

Revenues from Bernstein Research Services for the three months ended March 31, 2015 increased $3.0 million, or 2.5%, from the three months ended March 31, 2014. The increase was the result of increased client activity in the U.S. and Asia, offset by a decline in Europe.

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

Distribution revenues for the three months ended March 31, 2015 increased $3.0 million, or 2.8%, compared to the three months ended March 31, 2014, while the corresponding average AUM of these mutual funds increased 1.5%. Average AUM of non B-shares and non C-shares mutual funds (which have lower distribution fee rates than B-share and C-share mutual funds) increased 1.2%, while average AUM of B-share and C-share mutual funds increased by 2.6%.

Dividend and Interest Income and Interest Expense

Dividend and interest income consists primarily of investment income and interest earned on customer margin balances and U.S. Treasury Bills. Interest expense principally reflects interest accrued on cash balances in customers’ brokerage accounts. Dividend and interest income, net of interest expense, for the three months ended March 31, 2015 increased $1.2 million, or 35.6%, compared to the three months ended March 31, 2014, primarily due to higher broker-dealer related activity.

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

Investment gains (losses) are as follows:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Long-term incentive compensation-related investments
Realized gains (losses)	$3,400	$2,844
Unrealized gains (losses)	(974)	(1,547)

Consolidated private equity fund investments
Realized gains (losses)
Non-public investments	(5,194)	—
Public investments	—	6,276
Unrealized gains (losses)
Non-public investments	5,023	1,117
Public investments	1,697	(5,164)

Seed capital investments
Realized gains (losses)
Seed capital	5,414	5,435
Derivatives	(5,714)	(4,781)
Unrealized gains (losses)
Seed capital	2,190	(1,165)
Derivatives	(340)	(740)

Brokerage-related investments
Realized gains (losses)	(1,524)	(9,820)
Unrealized gains (losses)	(90)	8,104
	$3,888	$559

Other Revenues

Other revenues consist of fees earned for transfer agency services provided to company-sponsored mutual funds, fees earned for administration and recordkeeping services provided to company-sponsored mutual funds and the general accounts of AXA and its subsidiaries, and other miscellaneous revenues. Other revenues for the three months ended March 31, 2015 decreased $1.7 million, or 6.3%, from the three months ended March 31, 2014, primarily due to lower shareholder servicing fees.

Index
Expenses

The components of expenses are as follows:

	Three Months Ended
	3/31/15	3/31/14	$ Change	% Change
	(in thousands)

Employee compensation and benefits	$326,327	$307,033	$19,294	6.3%
Promotion and servicing:
Distribution-related payments	100,386	98,642	1,744	1.8
Amortization of deferred sales commissions	12,399	8,957	3,442	38.4
Other	55,537	53,645	1,892	3.5
	168,322	161,244	7,078	4.4
General and administrative:
General and administrative	107,333	107,487	(154)	(0.1)
Real estate (credits) charges	(383)	1,942	(2,325)	n/m
	106,950	109,429	(2,479)	(2.3)
Contingent payment arrangements	443	321	122	38.0
Interest	854	781	73	9.3
Amortization of intangible assets	6,461	5,907	554	9.4
Total	$609,357	$584,715	$24,642	4.2

Employee Compensation and Benefits

Employee compensation and benefits consist of base compensation (including salaries and severance), annual short-term incentive compensation awards (cash bonuses), annual long-term incentive compensation awards, commissions, fringe benefits and other employment costs (including recruitment, training, temporary help and meals).

Compensation expense as a percentage of net revenues was 42.8% and 43.0% for the three months ended March 31, 2015 and 2014, respectively. Compensation expense generally is determined on a discretionary basis and is primarily a function of our firm’s financial performance. Amounts are awarded to help us achieve our key compensation goals of attracting, motivating and retaining top talent, by providing awards for the past year’s performance and providing incentives for future performance, while also helping ensure that our firm’s Unitholders receive an appropriate return on their investment. Senior management, with the approval of the Compensation Committee of the Board of Directors of AllianceBernstein Corporation (“Compensation Committee”), periodically confirms that the appropriate metric to consider in determining the amount of incentive compensation is the ratio of adjusted employee compensation and benefits expense to adjusted net revenues. Adjusted net revenues used in the adjusted compensation ratio are the same as the adjusted net revenues presented as a non-GAAP measure (discussed earlier in this MD&A). Adjusted employee compensation and benefits expense is total employee compensation and benefits expense minus other employment costs such as recruitment, training, temporary help and meals (which were 1.1% of adjusted net revenues for the three months ended March 31, 2015 and 2014, respectively), and excludes the impact of mark-to-market vesting expense, as well as dividends and interest expense, associated with employee long-term incentive compensation-related investments. Senior management, with the approval of the Compensation Committee, also established as an objective that adjusted employee compensation and benefits expense generally should not exceed 50% of our adjusted net revenues, except in unexpected or unusual circumstances. Our ratios of adjusted compensation expense as a percentage of adjusted revenues were 50.0% for the three months ended March 31, 2015 and 2014.

For the three months ended March 31, 2015, employee compensation and benefits expense increased $19.3 million, or 6.3%, primarily due to higher incentive compensation of $20.3 million and higher base compensation of $5.7 million, partially offset by lower commissions of $5.1 million and lower fringe benefits of $1.6 million.

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

Promotion and servicing expenses increased $7.1 million, or 4.4%, during the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The increase reflects higher amortization of deferred sales commissions of $3.4 million, higher distribution-related payments of $1.7 million and higher trade execution and clearance costs of $1.5 million.

Index
General and Administrative

General and administrative expenses include technology, professional fees, occupancy, communications and similar expenses. General and administrative expenses as a percentage of net revenues were 14.0% (14.1% excluding real estate credits) and 15.3% (15.0% excluding real estate charges) for the three months ended March 31, 2015 and 2014, respectively. General and administrative expenses decreased $2.5 million, or 2.3%, during the first quarter of 2015 compared to the same period in 2014, primarily due to lower real estate charges of $2.3 million.

Contingent Payment Arrangements

Contingent payment arrangements reflect changes in estimates of contingent payment liabilities associated with acquisitions in previous periods, as well as accretion expense of these liabilities. There were no changes in estimates during the first quarters of 2015 and 2014.

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

Income tax expense for the three months ended March 31, 2015 decreased $0.9 million, or 7.9%, compared to the three months ended March 31, 2014. The decrease is due to a lower effective tax rate in the current quarter of 6.8% compared to 8.7% in the first quarter of 2014, partially offset by higher pre-tax income. The higher effective tax rate in the first quarter of 2014 mainly was due to one-time discrete events related to state and local income taxes.

Net Income (Loss) of Consolidated Entities Attributable to Non-Controlling Interests

Net income (loss) of consolidated entities attributable to non-controlling interests primarily consists of limited partner interests owned by other investors representing 90% of the total limited partner interests in our consolidated venture capital fund. During the first quarter of 2015, we had a $1.3 million net income of consolidated entities attributable to non-controlling interests, primarily due to a $1.5 million net investment gain attributable to our consolidated venture capital fund (of which 90% belongs to non-controlling interests) and management fees of $0.2 million.

CAPITAL RESOURCES AND LIQUIDITY

During the first three months of 2015, net cash provided by operating activities was $259.8 million, compared to $126.7 million during the corresponding 2014 period. The change is primarily due to an increase in accrued compensation of $43.7 million, a smaller decrease in broker-dealer related payables (net of receivables and segregated U.S. Treasury Bills activity) of $35.5 million, lower seed capital purchases, offset by lower broker-dealer related redemptions of $30.8 million and higher cash provided by net income of $18.7 million.

During the first three months of 2015, net cash used in investing activities was $5.1 million, compared to $4.5 million during the corresponding 2014 period. The increase is primarily due to higher purchases of furniture, equipment and leasehold improvements of $0.7 million.

During the first three months of 2015, net cash used in financing activities was $129.7 million, compared to $109.3 million during the corresponding 2014 period. The change reflects a lower net issuances of commercial paper of $93.2 million and higher repurchases of AB Holding Units of $13.5 million, offset by an increase in overdrafts payable of $80.3 million and lower distributions to the General Partner and unitholders of $5.9 million as a result of lower earnings (distributions on earnings are paid one quarter in arrears).

As of March 31, 2015, AB had $671.3 million of cash and cash equivalents, all of which is available for liquidity, but consists primarily of cash on deposit for our broker-dealers to comply with various customer clearing activities and cash held by foreign subsidiaries for which a permanent investment election for U.S. tax purposes is taken. If the cash held at our foreign subsidiaries of $405.8 million, which includes cash on deposit for our foreign broker-dealers, was to be repatriated to the U.S., we would be required to accrue and pay U.S. income taxes on these funds, based on the unremitted amount. Our current intent is to permanently reinvest these earnings outside the U.S.

Debt and Credit Facilities

As of March 31, 2015 and December 31, 2014, AB had $500.6 million and $489.0 million, respectively, in commercial paper outstanding with weighted average interest rates of approximately 0.3% for both periods. The commercial paper is short term in nature, and as such, recorded value is estimated to approximate fair value (and considered a Level 2 security in the fair value hierarchy). Average daily borrowings of commercial paper during the first three months of 2015 and the full year 2014 were $423.9 million and $335.0 million, respectively, with weighted average interest rates of approximately 0.3% and 0.2%, respectively.

Index
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

The Credit Facility contains affirmative, negative and financial covenants, which are customary for facilities of this type, including, among other things, restrictions on dispositions of assets, restrictions on liens, a minimum interest coverage ratio and a maximum leverage ratio. As of March 31, 2015, we were in compliance with these covenants. The Credit Facility also includes customary events of default (with customary grace periods, as applicable), including provisions under which, upon the occurrence of an event of default, all outstanding loans may be accelerated and/or lender’s commitments may be terminated. Also, under such provisions, upon the occurrence of certain insolvency- or bankruptcy-related events of default, all amounts payable under the Credit Facility would automatically become immediately due and payable, and the lender’s commitments would automatically terminate.

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

As of March 31, 2015 and December 31, 2014, we had no amounts outstanding under the Credit Facility. During the first three months of 2015 and the full year 2014, we did not draw upon the Credit Facility.

In addition, SCB LLC has five uncommitted lines of credit with four financial institutions. Two of these lines of credit permit us to borrow up to an aggregate of approximately $200 million, with AB named as an additional borrower, while three lines have no stated limit. As of March 31, 2015 and December 31, 2014, SCB LLC had no bank loans outstanding. Average daily borrowings of bank loans during the first three months of 2015 and full year 2014 were $7.4 million and $5.5 million, respectively, with weighted average interest rates of approximately 1.1% for both periods.

Our financial condition and access to public and private debt markets should provide adequate liquidity for our general business needs. Management believes that cash flow from operations and the issuance of debt and AB Units or AB Holding Units will provide us with the resources necessary to meet our financial obligations. See “Cautions Regarding Forward-Looking Statements”.

COMMITMENTS AND CONTINGENCIES

AB’s capital commitments, which consist primarily of operating leases for office space, are generally funded from future operating cash flows.

During 2009, we entered into a subscription agreement under which we committed to invest up to $35 million, as amended in 2011, in a venture capital fund over a six-year period. As of March 31, 2015, we had funded $32.1 million of this commitment.

During 2010, as general partner of AllianceBernstein U.S. Real Estate L.P. (“Real Estate Fund”), we committed to invest $25 million in the Real Estate Fund. As of March 31, 2015, we had funded $16.4 million of this commitment. During 2014 and 2015, as general partner of the AllianceBernstein U.S. Real Estate II L.P. (“Real Estate Fund II”), we committed to invest $28 million in the Real Estate Fund II. As of March 31, 2015, we have not funded this commitment.

During 2012, we entered into an investment agreement under which we committed to invest up to $8 million in an oil and gas fund over a three-year period. As of March 31, 2015, we had funded $6.1 million of this commitment.

See Note 12 for discussion of contingencies.

Index
CRITICAL ACCOUNTING ESTIMATES

The preparation of the condensed consolidated financial statements and notes to condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses.

There have been no updates to our critical accounting estimates from those disclosed in Management’s Discussion and Analysis of Financial Condition in our Form 10-K for the fiscal year ended December 31, 2014.

ACCOUNTING PRONOUNCEMENTS

See Note 2 to AB’s condensed consolidated financial statements contained in Item 1.

CAUTIONS REGARDING FORWARD-LOOKING STATEMENTS

Certain statements provided by management in this report and in the portion of AB’s Form 10-Q attached hereto as Exhibit 99.1 are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. The most significant of these factors include, but are not limited to, the following: the performance of financial markets, the investment performance of sponsored investment products and separately-managed accounts, general economic conditions, industry trends, future acquisitions, integration of acquired companies, competitive conditions and government regulations, including changes in tax regulations and rates and the manner in which the earnings of publicly-traded partnerships are taxed. We caution readers to carefully consider such factors. Further, these forward-looking statements speak only as of the date on which such statements are made; we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. For further information regarding these forward-looking statements and the factors that could cause actual results to differ, see “Risk Factors” in Part I, Item 1A of our Form 10-K for the year ended December 31, 2014 and Part II, Item 1A in this Form 10-Q. Any or all of the forward-looking statements that we make in our Form 10-K, this Form 10-Q, other documents we file with or furnish to the SEC, and any other public statements we issue, may turn out to be wrong. It is important to remember that other factors besides those listed in “Risk Factors” and those listed below also could affect adversely our revenues, financial condition, results of operations and business prospects.

The forward-looking statements referred to in the preceding paragraph, most of which directly affect AB but also affect AB Holding because AB Holding’s principal source of income and cash flow is attributable to its investment in AB, include statements regarding:

●	Our belief that the cash flow AB Holding realizes from its investment in AB will provide AB Holding with the resources necessary to meet its financial obligations: AB Holding’s cash flow is dependent on the quarterly cash distributions it receives from AB. Accordingly, AB Holding’s ability to meet its financial obligations is dependent on AB’s cash flow from its operations, which is subject to the performance of the capital markets and other factors beyond our control.
●	Our financial condition and ability to access the public and private capital markets providing adequate liquidity for our general business needs: Our financial condition is dependent on our cash flow from operations, which is subject to the performance of the capital markets, our ability to maintain and grow client assets under management and other factors beyond our control. Our ability to access public and private capital markets on reasonable terms may be limited by adverse market conditions, our firm’s credit ratings, our profitability and changes in government regulations, including tax rates and interest rates.
●	The outcome of litigation: Litigation is inherently unpredictable, and excessive damage awards do occur. Though we have stated that we do not expect certain pending legal proceedings to have a material adverse effect on our results of operations, financial condition or liquidity, any settlement or judgment with respect to a pending or future legal proceeding could be significant, and could have such an effect.
●	The possibility that we will engage in open market purchases of AB Holding Units to help fund anticipated obligations under our incentive compensation award program: The number of AB Holding Units AB may decide to buy in future periods, if any, to help fund incentive compensation awards depends on various factors, some of which are beyond our control, including the fluctuation in the price of a Holding Unit (NYSE: AB) and the availability of cash to make these purchases.
●	Our determination that adjusted employee compensation expense should not exceed 50% of our adjusted net revenues: Aggregate employee compensation reflects employee performance and competitive compensation levels. Fluctuations in our revenues and/or changes in competitive compensation levels could result in adjusted employee compensation expense exceeding 50% of our adjusted net revenues.

Index
Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to AB’s market risk for the quarter ended March 31, 2015.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the first quarter of 2015 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index
Part II

OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 12 to the condensed consolidated financial statements contained in Part I, Item 1.

Item 1A.	Risk Factors

In addition to the information set forth in this report, please consider carefully “Risk Factors” in Part I, Item 1A of our Form 10-K for the year ended December 31, 2014.  Such factors could materially affect our revenues, financial condition, results of operations and business prospects. See also our “Cautions Regarding Forward-Looking Statements” in Part I, Item 2.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no AB Units sold by AB in the period covered by this report that were not registered under the Securities Act.

The following table provides information relating to any AB Units bought by AB in the quarter covered by this report:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of AB Units Purchased	Average Price Paid Per AB Unit, net of Commissions	Total Number of AB Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of AB Units that May Yet Be Purchased Under the Plans or Programs
1/1/15 - 1/31/15	—	$—	—	—
2/1/15 - 2/28/15	—	—	—	—
3/1/15 - 3/31/15(1)	400	28.32	—	—
Total	400	$28.32	—	—

(1)	During March 2015, we purchased 400 AB Units in private transactions.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Index
Item 5.	Other Information

Iran Threat Reduction and Syria Human Rights Act

AB, AB Holding and their global subsidiaries had no transactions or activities requiring disclosure under the Iran Threat Reduction and Syria Human Rights Act (“Iran Act”), nor were they involved in the AXA Group matters described immediately below.

The non-U.S. based subsidiaries of AXA operate in compliance with applicable laws and regulations of the various jurisdictions where they operate, including applicable international (United Nations and European Union) laws and regulations.  While AXA Group companies based and operating outside the United States generally are not subject to U.S. law, as an international group, AXA has in place policies and standards (including the AXA Group International Sanctions Policy) that apply to all AXA Group companies worldwide and often impose requirements that go well beyond local law. For additional information regarding AXA, see Note 1 to the condensed financial statements in Part 1, Item 1.

AXA has informed us that AXA Konzern AG (“AXA Konzern”), a subsidiary of AXA organized under the laws of Germany, has a German client designated under Executive Order 13382.  This client has a pension savings contract with AXA Konzern with an annual premium of approximately $15,000. The related annual net profit arising from this contract, which is difficult to calculate with precision, is estimated to be $7,500.  This contract ended in March 2015.

AXA also has informed us that AXA Konzern provides car insurance to the Iranian embassy in Berlin, Germany and some of their staff.  The total annual premium of these policies is approximately $13,000 and the annual net profit arising from these policies, which is difficult to calculate with precision, is estimated to be $6,500.  These policies were underwritten by a broker who specializes in providing insurance coverage for diplomats. Provision of motor vehicle insurance is mandatory in Germany and cannot be cancelled until the policies expire.

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

Index
Also, AXA has informed us that AXA Sigorta, a subsidiary of AXA organized under the laws of Turkey, provides car insurance coverage for the vehicle pools of the Iranian General Consulate and the Iranian embassy in Istanbul, Turkey. Motor Liability insurance cover is mandatory in Turkey and cannot be cancelled unilaterally.  The total annual premium in respect of these policies is approximately $3,820 and the annual net profit, which is difficult to calculate with precision, is estimated to be $1,910.

Lastly, AXA has informed us about a pension contract in place between a subsidiary in Hong Kong, AXA China Region Trustees Limited (“AXA CRT”), and an entity that OFAC has designated an SDN with the identifier [IRAN].  The pension contract was entered into in May 2012 and the individual enrolled in the pension contract was designated an SDN with the identifier [IRAN] in May 2013. Local authorities have informed AXA CRT that the pension contract cannot be cancelled.  The annual pension contributions received under this pension contract total approximately $7,800 and the related net profit, which is difficult to calculate with precision, is estimated to be $3,900.

The aggregate annual premiums for the above-referenced insurance policies and pension contracts are approximately $45,620, representing approximately 0.00005% of AXA’s 2014 consolidated revenues, which are approximately $100 billion. The related net profit, which is difficult to calculate with precision, is estimated to be $22,810, representing approximately 0.0004% of AXA’s 2014 aggregate net profit.

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

As of March 31, 2015, the Assets Under Management are approximately $3.0 billion.  As noted above, payment pursuant to the CVRs is triggered if Assets Under Management exceed $5 billion on or prior to December 12, 2016, subject to certain measurement procedures and limitations.  See the definition of AUM Milestone in the CVR Agreement filed as Exhibit 4.01 to our December 31, 2014 Form 10-K for additional information regarding the circumstances that trigger payment pursuant to the CVRs.

Management has determined that the AUM Milestone did not occur during the first quarter of 2015.

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

Date: April 30, 2015	ALLIANCEBERNSTEIN L.P.

	By:	/s/ John C. Weisenseel
John C. Weisenseel
Chief Financial Officer

	By:	/s/ Edward J. Farrell
Edward J. Farrell
Chief Accounting Officer