Form 10-Q
period 2015-06-30
ALLIANCEBERNSTEIN L.P.
filed 2015-07-30
CIK 1109448

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
The number of units of limited partnership interest outstanding as of June 30, 2015 was 272,972,925.

Index

ALLIANCEBERNSTEIN L.P.

Index

Part I
FINANCIAL INFORMATION
Item 1. Financial Statements
ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition
(in thousands, except unit amounts)

	June 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Cash and cash equivalents	$645,357	$555,503
Cash and securities, at fair value (cost: $467,414 and $476,275)	467,456	476,277
Receivables, net:
Brokers and dealers	413,325	378,467
Brokerage clients	1,376,955	1,243,667
Fees	270,389	292,901
Investments:
Long-term incentive compensation-related	81,386	98,779
Other	630,239	664,696
Furniture, equipment and leasehold improvements, net	157,869	160,956
Goodwill	3,044,807	3,044,807
Intangible assets, net	158,853	171,407
Deferred sales commissions, net	119,653	118,290
Other assets	232,308	172,703
Total assets	$7,598,597	$7,378,453

LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST AND CAPITAL
Liabilities:
Payables:
Brokers and dealers	$279,349	$302,484
Securities sold not yet purchased	22,549	88,902
Brokerage clients	1,659,063	1,501,227
AB mutual funds	103,945	141,132
Accounts payable and accrued expenses	445,590	432,355
Accrued compensation and benefits	522,598	291,000
Debt	454,642	488,988
Total liabilities	3,487,736	3,246,088

Commitments and contingencies (See Note 12)

Redeemable non-controlling interest	16,504	16,504

Capital:
General Partner	41,094	41,381
Limited partners: 272,972,925 and 273,040,452 units issued and outstanding	4,148,114	4,176,637
Receivables from affiliates	(15,659)	(16,359)
AB Holding Units held for long-term incentive compensation plans	(32,257)	(36,351)
Accumulated other comprehensive loss	(85,652)	(79,843)
Partners’ capital attributable to AB Unitholders	4,055,640	4,085,465
Non-controlling interests in consolidated entities	38,717	30,396
Total capital	4,094,357	4,115,861
Total liabilities, redeemable non-controlling interest and capital	$7,598,597	$7,378,453

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(in thousands, except per unit amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Investment advisory and services fees	$515,924	$492,348	$1,009,912	$947,232
Bernstein research services	121,910	118,973	247,956	241,982
Distribution revenues	111,850	110,342	221,034	216,528
Dividend and interest income	5,667	4,678	10,761	8,779
Investment gains (losses)	11,993	828	15,881	1,387
Other revenues	26,023	27,093	51,013	53,773
Total revenues	793,367	754,262	1,556,557	1,469,681
Less: Interest expense	630	614	1,249	1,415
Net revenues	792,737	753,648	1,555,308	1,468,266

Expenses:
Employee compensation and benefits	337,640	327,472	663,967	634,505
Promotion and servicing:
Distribution-related payments	102,578	101,968	202,964	200,610
Amortization of deferred sales commissions	12,713	9,326	25,112	18,283
Other	59,182	58,936	114,719	112,581
General and administrative:
General and administrative	108,092	105,913	215,425	213,400
Real estate (credits) charges	(80)	(505)	(463)	1,437
Contingent payment arrangements	442	320	885	641
Interest on borrowings	736	768	1,590	1,549
Amortization of intangible assets	6,512	6,010	12,973	11,917
Total expenses	627,815	610,208	1,237,172	1,194,923

Operating income	164,922	143,440	318,136	273,343

Income taxes	9,153	7,008	19,623	18,373

Net income	155,769	136,432	298,513	254,970

Net income (loss) of consolidated entities attributable to non-controlling interests	6,675	(3)	7,950	1,810

Net income attributable to AB Unitholders	$149,094	$136,435	$290,563	$253,160

Net income per AB Unit:
Basic	$0.54	$0.50	$1.05	$0.93
Diluted	$0.54	$0.50	$1.05	$0.93

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net income	$155,769	$136,432	$298,513	$254,970
Other comprehensive income (loss):
Foreign currency translation adjustment, before reclassification and tax:	7,598	3,950	(4,677)	6,099
Less: reclassification adjustment for gains included in net income upon liquidation	1,542	—	1,542	—
Foreign currency translation adjustments, before tax	6,056	3,950	(6,219)	6,099
Income tax expense	—	—	—	—
Foreign currency translation adjustments, net of tax	6,056	3,950	(6,219)	6,099
Unrealized (losses) gains on investments:
Unrealized (losses) gains arising during period	(530)	414	(341)	842
Less: reclassification adjustment for gains (losses) included in net income	—	1	—	(3)
Change in unrealized (losses) gains on investments	(530)	413	(341)	845
Income tax benefit (expense)	161	(143)	280	(286)
Unrealized (losses) gains on investments, net of tax	(369)	270	(61)	559
Changes in employee benefit related items:
Amortization of prior service cost	—	(1,300)	—	(2,599)
Recognized actuarial gain	238	488	475	974
Changes in employee benefit related items	238	(812)	475	(1,625)
Income tax (expense) benefit	(3)	10	(65)	(10)
Employee benefit related items, net of tax	235	(802)	410	(1,635)
Other comprehensive income (loss)	5,922	3,418	(5,870)	5,023
Less: Comprehensive income (loss) in consolidated entities attributable to non-controlling interests	6,683	(12)	7,891	1,842
Comprehensive income attributable to AB Unitholders	$155,008	$139,862	$284,752	$258,151

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

ALLIANCEBERNSTEIN L.P. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$298,513	$254,970
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred sales commissions	25,112	18,283
Non-cash long-term incentive compensation expense	9,682	12,693
Depreciation and other amortization	28,391	32,120
Unrealized (gains) on investments	(4,826)	(8,680)
Other, net	(8,486)	(272)
Changes in assets and liabilities:
Decrease in segregated cash and securities	8,821	390,557
(Increase) in receivables	(87,105)	(106,941)
Decrease in investments	56,117	6,385
(Increase) in deferred sales commissions	(26,475)	(44,998)
(Increase) in other assets	(60,687)	(37,318)
(Decrease) in payables	(18,922)	(330,720)
(Decrease) in accounts payable and accrued expenses	(14,931)	(19,745)
Increase in accrued compensation and benefits	230,865	172,008
Net cash provided by operating activities	436,069	338,342
Cash flows from investing activities:
Purchases of investments	(88)	(190)
Proceeds from sales of investments	—	42
Purchases of furniture, equipment and leasehold improvements	(11,730)	(14,202)
Proceeds from sales of furniture, equipment and leasehold improvements	33	245
Purchase of business, net of cash acquired	—	(60,610)
Net cash used in investing activities	(11,785)	(74,715)
Cash flows from financing activities:
(Repayment) issuance of commercial paper, net	(84,907)	55,795
Proceeds from bank loans	50,000	—
Increase (decrease) in overdrafts payable	28,901	(10,349)
Distributions to General Partner and Unitholders	(313,597)	(298,022)
Contributions from (to) non-controlling interests in consolidated entities	430	(11,375)
Capital contributions from General Partner	657	844
Capital contributions from (to) AB Holding	136	(855)
Payments of contingent payment arrangements	(404)	(196)
Additional investments by AB Holding with proceeds from exercise of compensatory options to buy AB Holding Units	8,979	12,026
Purchases of AB Holding Units to fund long-term incentive compensation plan awards, net	(19,709)	(3,548)
Purchases of AB Units	(726)	(1,020)
Other	(14)	(13)
Net cash used in financing activities	(330,254)	(256,713)

Effect of exchange rate changes on cash and cash equivalents	(4,176)	4,988

Net increase in cash and cash equivalents	89,854	11,902
Cash and cash equivalents as of beginning of the period	555,503	509,891
Cash and cash equivalents as of end of the period	$645,357	$521,793

Index

Non-cash investing activities:
Fair value of assets acquired	$—	$87,821
Fair value of liabilities assumed	—	1,342
Fair value of redeemable non-controlling interest recorded	—	16,504
Non-cash financing activities:
Payables recorded under contingent payment arrangements	—	9,365
See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2015
(unaudited)

The words “we” and “our” refer collectively to AllianceBernstein L.P. and its subsidiaries (“AB”), or to their officers and employees. Similarly, the word “company” refers to AB. These statements should be read in conjunction with AB’s audited consolidated financial statements included in AB’s Form 10-K for the year ended December 31, 2014.

1. Business Description Organization and Basis of Presentation

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

•Actively managed traditional and unconstrained fixed income strategies, including taxable and tax-exempt strategies;

•Passive management, including index and enhanced index strategies;

•Alternative investments, including hedge funds, fund of funds and private equity (e.g., direct real estate investing); and

•Multi-asset solutions and services, including dynamic asset allocation, customized target-date funds and target-risk funds.

Our services span various investment disciplines, including market capitalization (e.g., large-, mid- and small-cap equities), term (e.g., long-, intermediate- and short-duration debt securities), and geographic location (e.g., U.S., international, global, emerging markets, regional and local), in major markets around the world.

Index

Organization

As of June 30, 2015, AXA, a société anonyme organized under the laws of France and the holding company for an international group of insurance and related financial services companies, through certain of its subsidiaries (“AXA and its subsidiaries”), owned approximately 1.4% of the issued and outstanding units representing assignments of beneficial ownership of limited partnership interests in AllianceBernstein Holding L.P. (“AB Holding Units”).

As of June 30, 2015, the ownership structure of AB, expressed as a percentage of general and limited partnership interests, was as follows:

AXA and its subsidiaries	62.1%
AB Holding	36.5
Unaffiliated holders	1.4
100.0%

AllianceBernstein Corporation (an indirect wholly-owned subsidiary of AXA, “General Partner”) is the general partner of both AllianceBernstein Holding L.P. (“AB Holding”) and AB. AllianceBernstein Corporation owns 100,000 general partnership units in AB Holding and a 1% general partnership interest in AB. Including both the general partnership and limited partnership interests in AB Holding and AB, AXA and its subsidiaries had an approximate 62.7% economic interest in AB as of June 30, 2015.

Basis of Presentation

The interim condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the interim results, have been made. The preparation of the condensed consolidated financial statements requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the interim reporting periods. Actual results could differ from those estimates. The condensed consolidated statement of financial condition as of December 31, 2014 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The condensed consolidated financial statements include AB and its majority-owned and/or controlled subsidiaries. All significant inter-company transactions and balances among the consolidated entities have been eliminated.

Reclassification

The 2014 amounts for Institutional and Private Wealth Management finders’ fees previously presented as other promotion and servicing now are presented as distribution-related payments in the condensed consolidated statements of income to conform to the current year’s presentation.

2.	Accounting Pronouncements

Accounting Pronouncements Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers. The amendment is effective retrospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2017. Management currently is evaluating the impact that the adoption of this standard will have on our consolidated financial statements.

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

Index

In February 2015, the FASB issued ASU 2015-02, Consolidation – Amendments to the Consolidation Analysis. The amendment is effective retrospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2015. Management currently is evaluating the impact that the adoption of this standard will have on our consolidated financial statements.

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

In May 2015, the FASB issued ASU 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). Under the new guidance, investments measured at net asset value (“NAV”), as a practical expedient for fair value, are excluded from the fair value hierarchy. Removing investments measured using the practical expedient from the fair value hierarchy is intended to eliminate the diversity in practice that currently exists with respect to the categorization of these investments. The only criterion for categorizing investments in the fair value hierarchy will be the observability of the inputs. The amendment is effective retrospectively for fiscal years (and interim periods within those years) beginning after December 15, 2015 and is not expected to have a material impact on our financial condition or results of operations.

3.	Long-term Incentive Compensation Plans

We maintain several unfunded, non-qualified long-term incentive compensation plans, under which we grant annual awards to employees, generally in the fourth quarter.

Awards granted in December 2014 and 2013 allowed participants to allocate their awards between restricted AB Holding Units and deferred cash. Participants (except certain members of senior management) generally could allocate up to 50% of their awards to deferred cash, not to exceed a total of $250,000 per award. Each of our employees based outside of the United States (other than expatriates) who received a 2014 or 2013 award of $100,000 or less could have allocated up to 100% of his or her award to deferred cash. For awards granted in 2014 and 2013, participants allocated their awards prior to the date on which the Compensation Committee granted awards, December 12, 2014 and 2013, respectively. For these awards, the number of AB Holding Units awarded was based on the closing price of an AB Holding Unit on those days. For awards granted in 2014 and 2013:

•	We engaged in open-market purchases of AB Holding Units, or purchased newly-issued AB Holding Units from AB Holding, that were awarded to participants and held them in a consolidated rabbi trust.

•	Quarterly distributions on vested and unvested AB Holding Units are paid currently to participants, regardless of whether or not a long-term deferral election has been made.

•Interest on deferred cash is accrued monthly based on our monthly weighted average cost of funds.

We recognize compensation expense related to equity compensation grants in the financial statements using the fair value method. Fair value of restricted AB Holding Unit awards is the closing price of an AB Holding Unit on the grant date; fair value of options is determined using the Black-Scholes option valuation model. Under the fair value method, compensatory expense is measured at the grant date based on the estimated fair value of the award and is recognized over the required service period. For year-end long-term incentive compensation awards, employees who resign or are terminated without cause may retain their awards, subject to compliance with certain agreements and restrictive covenants set forth in the applicable award agreement, including restrictions on competition and employee and client solicitation, and a claw-back for failing to follow existing risk management policies. Because there is no service requirement, we fully expense these awards on grant date. Most equity replacement, sign-on or similar deferred compensation awards included in separate employment agreements or arrangements include a required service period. Regardless of whether or not the award agreement includes employee service requirements, AB Holding Units typically are distributed to employees ratably over four years, unless the employee has made a long-term deferral election.

Grants of restricted AB Holding Units and options to buy AB Holding Units typically are awarded during the second quarter to members of the Board of Directors of the General Partner who are not employed by our company or by any of our affiliates (“Eligible Directors”). Restricted AB Holding Units are distributed on the third anniversary of the grant date and the options become exercisable ratably over three years. These restricted AB Holding Units and options are not forfeitable (except if the E

Index

ligible Director is terminated for “Cause”, as that term is defined in the applicable award agreement). Because there is no service requirement, we fully expense these awards on grant date.

We fund our restricted AB Holding Unit awards either by purchasing AB Holding Units on the open market or purchasing newly-issued AB Holding Units from AB Holding, all of which then are held in a consolidated rabbi trust until they are distributed to employees or retired. In accordance with the Amended and Restated Agreement of Limited Partnership of AB (“AB Partnership Agreement”), when AB purchases newly-issued AB Holding Units from AB Holding, AB Holding is required to use the proceeds it receives from AB to purchase the equivalent number of newly-issued AB Units, thus increasing its percentage ownership interest in AB. AB Holding Units held in the consolidated rabbi trust are corporate assets in the name of the trust and are available to the general creditors of AB.

During the second quarter and first six months of 2015, we purchased 0.1 million and 0.8 million AB Holding Units for $4.3 million and $21.3 million, respectively (on a trade date basis). These amounts reflect open-market purchases of 0.1 million and 0.7 million AB Holding Units for $4.0 million and $19.0 million, respectively, with the remainder relating to purchases of AB Holding Units from employees to allow them to fulfill statutory tax withholding requirements at the time of distribution of long-term incentive compensation awards. During the second quarter and the first six months of 2014, we purchased approximately 15,000 and 0.2 million AB Holding Units for $0.4 million and $4.1 million, respectively (on a trade date basis). These amounts reflect purchases of AB Holding Units from employees to allow them to fulfill statutory tax withholding requirements at the time of distribution of long-term incentive compensation awards.

Each quarter, we implement plans to repurchase AB Holding Units pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (“Exchange Act”). A Rule 10b5-1 plan allows a company to repurchase its shares at times when it otherwise might be prevented from doing so because of self-imposed trading blackout periods or because it possesses material non-public information. Each broker we select has the authority under the terms and limitations specified in the plan to repurchase AB Holding Units on our behalf in accordance with the terms of the plan. Repurchases are subject to regulations promulgated by the SEC as well as certain price, market volume and timing constraints specified in the plan. The plan adopted during the second quarter of 2015 expired at the close of business on July 29, 2015. We may adopt additional Rule 10b5-1 plans in the future to engage in open-market purchases of AB Holding Units to help fund anticipated obligations under our incentive compensation award program and for other corporate purposes.

During the first six months of 2015 and 2014, we granted to employees and Eligible Directors 0.3 million and 0.4 million restricted AB Holding Unit awards, respectively. We used AB Holding Units repurchased during the period and newly-issued AB Holding Units to fund restricted AB Holding Unit awards.

During the first six months of 2015 and 2014, AB Holding issued 0.5 million and 0.7 million AB Holding Units upon exercise of options to buy AB Holding Units, respectively. AB Holding used the proceeds of $9.0 million and $12.0 million received from employees as payment in cash for the exercise price, respectively, to purchase the equivalent number of newly-issued AB Units.

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

On July 30, 2015, the General Partner declared a distribution of $0.54 per AB Unit, representing a distribution of Available Cash Flow for the three months ended June 30, 2015. The General Partner, as a result of its 1% general partnership interest, is entitled to receive 1% of each distribution. The distribution is payable on August 27, 2015 to holders of record on August 10, 2015.

Index

5.	Real Estate Charges

During 2010, we performed a comprehensive review of our real estate requirements in New York in connection with our workforce reductions, which commenced in 2008. As a result, during 2010 we decided to sub-lease over 380,000 square feet in New York (all of this space has been sublet) and consolidate our New York-based employees into two office locations from three. During the third quarter of 2012, in an effort to further reduce our global real estate footprint, we completed a comprehensive review of our worldwide office locations and began implementing a global space consolidation plan. As a result, our intention is to sub-lease approximately 510,000 square feet of office space (in excess of 90% of this space has been sublet), more than 70% of which is New York office space (in addition to the 380,000 square foot space reduction in 2010), with the remainder consisting of office space in England, Australia and various U.S. locations.

During the first six months of 2015, we recorded pre-tax real estate credits of $0.5 million, resulting from a change in estimates related to previously recorded real estate charges.

The activity in the liability account relating to our 2010 and 2012 office space consolidation initiatives for the following periods is as follows:

	Six Months Ended June 30, 2015	Twelve Months Ended December 31, 2014
	(in thousands)

Balance as of beginning of period	$148,429	$199,527
Expense (credit) incurred	(65)	(4,755)
Deferred rent	—	—
Payments made	(24,435)	(50,893)
Interest accretion	2,167	4,550
Balance as of end of period	$126,096	$148,429

6.	Net Income per Unit

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands, except per unit amounts)

Net income attributable to AB Unitholders	$149,094	$136,435	$290,563	$253,160

Weighted average units outstanding – basic	272,858	268,782	272,844	268,621
Dilutive effect of compensatory options to buy AB Holding Units	1,253	1,169	1,184	1,127
Weighted average units outstanding – diluted	274,111	269,951	274,028	269,748
Basic net income per AB Unit	$0.54	$0.50	$1.05	$0.93
Diluted net income per AB Unit	$0.54	$0.50	$1.05	$0.93

Index

For the three and six months ended June 30, 2015, we excluded 2,383,589 options from the diluted net income per unit computation due to their anti-dilutive effect. For the three and six months ended June 30, 2014, we excluded 2,806,033 options from the diluted net income per unit computation due to their anti-dilutive effect.

7.	Cash and Securities Segregated Under Federal Regulations and Other Requirements

As of June 30, 2015 and December 31, 2014, $0.4 billion of U.S. Treasury Bills were segregated in a special reserve bank custody account for the exclusive benefit of brokerage customers of Sanford C. Bernstein & Co., LLC (one of our subsidiaries, “SCB LLC”) under Rule 15c3-3 of the Exchange Act.

AllianceBernstein Investments, Inc. (one of our subsidiaries, “AllianceBernstein Investments”), the distributor of company-sponsored U.S. mutual funds, maintains several special bank accounts for the exclusive benefit of customers. As of June 30, 2015 and December 31, 2014, $37.4 million and $61.3 million, respectively, of cash was segregated in these bank accounts.

8.	Investments

Investments consist of:
	June 30, 2015	December 31, 2014
	(in thousands)

Available-for-sale (primarily seed capital)	$5,825	$6,172
Trading:
Long-term incentive compensation-related	61,564	74,095
U.S. Treasury Bills	29,000	28,982
Seed capital	416,248	400,746
Equities	57,355	79,720
Exchange-traded options	7,935	22,290
Investments in limited partnership hedge funds:
Long-term incentive compensation-related	19,822	24,684
Seed capital	24,412	33,951
Consolidated private equity fund (10% seed capital)	27,745	32,604
Private equity (seed capital)	48,412	48,734
Other	13,307	11,497
Total investments	$711,625	$763,475

Total investments related to long-term incentive compensation obligations of $81.4 million and $98.8 million as of June 30, 2015 and December 31, 2014, respectively, consist of company-sponsored mutual funds and hedge funds. For long-term incentive compensation awards granted before 2009, we typically made investments in our services that were notionally elected by plan participants and maintained them (and continue to maintain them) in a consolidated rabbi trust or separate custodial account. The rabbi trust and custodial account enable us to hold such investments separate from our other assets for the purpose of settling our obligations to participants. The investments held in the rabbi trust and custodial account remain available to the general creditors of AB.

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

We allocate seed capital to our investment teams to help enable them to develop new products and services for our clients. The seed capital trading investments are equity and fixed income products, primarily in the form of separately-managed account portfolios, U.S. mutual funds, Luxembourg funds, Japanese investment trust management funds or Delaware business

Index

trusts. We also may allocate seed capital to investments in private equity funds, such as our consolidated venture capital fund, which holds technology, media, telecommunications, healthcare and clean-tech investments, and a third-party venture capital fund that invests in communications, consumer, digital media, healthcare and information technology markets.

Trading securities also include long positions in corporate equities, an exchange-traded fund and long exchange-traded options traded through our options desk.

The portion of trading gains (losses) for the three and six months ended June 30, 2015 and 2014 related to trading securities held as of June 30, 2015 and 2014 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)

Net (losses) gains recognized during the period	$(1,432)	$10,957	$5,352	$25,769
Less: net gains recognized during the period on trading securities sold during the period	506	3,462	6,553	7,866
Unrealized (losses) gains recognized during the period on trading securities held	$(1,938)	$7,495	$(1,201)	$17,903

9.	Derivative Instruments

We enter into various futures, forwards and swaps to economically hedge certain seed capital investments.  Also, we have currency forwards that economically hedge certain cash accounts and exchange-traded futures to economically hedge a foreign investment. In addition, our options desk trades long and short exchange-traded equity options. We do not hold any derivatives designated in a formal hedge relationship under Accounting Standards Codification (“ASC”) 815-10, Derivatives and Hedging.

The notional value and fair value as of June 30, 2015 and December 31, 2014 for derivative instruments (excluding our options desk trading activities discussed below) not designated as hedging instruments were as follows:

		Fair Value
	Notional Value	Asset Derivatives	Liability Derivatives
	(in thousands)
June 30, 2015:
Exchange-traded futures	$147,181	$2,347	$168
Currency forwards	256,119	4,145	3,750
Interest rate swaps	76,058	4,579	5,146
Credit default swaps	27,244	1,451	357
Option swaps	64	54	7
Total return swaps	103,916	1,993	1,187
Total derivatives	$610,582	$14,569	$10,615

December 31, 2014:
Exchange-traded futures	$149,863	$571	$2,438
Currency forwards	149,282	1,782	333
Interest rate swaps	50,591	1,507	2,679
Credit default swaps	32,745	1,432	110
Option swaps	11	107	88
Total return swaps	125,913	1,388	3,744
Total derivatives	$508,405	$6,787	$9,392

Index

As of June 30, 2015 and December 31, 2014, the derivative assets and liabilities are included in both receivables and payables to brokers and dealers on our condensed consolidated statements of financial condition.

The gains and losses for derivative instruments (excluding our options desk trading activities) for the three and six months ended June 30, 2015 and 2014 recognized in investment gains (losses) in the condensed consolidated statements of income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)

Exchange-traded futures	$1,428	$(3,898)	$(3,559)	$(4,396)
Currency forwards	(1,294)	(1,346)	2,158	(3,012)
Interest rate swaps	415	(1,134)	(330)	(1,927)
Credit default swaps	(158)	(374)	(215)	(379)
Options swaps	(4)	(107)	(21)	(142)
Total return swaps	2,086	(7,086)	(1,615)	(9,610)
Net gains (losses) on derivative instruments	$2,473	$(13,945)	$(3,582)	$(19,466)

We may be exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments. We minimize our counterparty exposure through a credit review and approval process. In addition, we executed various collateral arrangements with counterparties to the over-the-counter derivative transactions that require both pledging and accepting collateral in the form of cash. As of June 30, 2015 and December 31, 2014, we held $1.8 million and $1.0 million, respectively, of cash collateral payable to trade counterparties. This obligation to return cash is reported in payables to brokers and dealers in our condensed consolidated statements of financial condition.

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

Certain of our standardized contracts for over-the-counter derivative transactions (“ISDA Master Agreements”) contain credit risk related contingent provisions related to each counterparty’s credit rating. In some ISDA Master Agreements, if the counterparty’s credit rating, or in some agreements, our assets under management (“AUM”), falls below a specified threshold, either a default or a termination event permitting the counterparty to terminate the ISDA Master Agreement would be triggered. In all agreements that provide for collateralization, various levels of collateralization of net liability positions are applicable, depending on the credit rating of the counterparty. As of June 30, 2015 and December 31, 2014, we delivered $6.4 million and $13.2 million, respectively, of cash collateral into brokerage accounts. We report this cash collateral in cash and cash equivalents in our condensed consolidated statements of financial condition.

As of June 30, 2015 and December 31, 2014, we held $7.9 million and $22.3 million, respectively, of long exchange-traded equity options, which are classified as trading investments and included in other investments on our condensed consolidated statements of financial condition. In addition, as of June 30, 2015 and December 31, 2014, we held $1.9 million and $7.1 million, respectively, of short exchange-traded equity options, which are included in securities sold not yet purchased on our condensed consolidated statements of financial condition. Our options desk provides our clients with equity derivative strategies and execution for exchange-traded options on single stocks, exchange-traded funds and indices. While predominately agency-based, the options desk may commit capital to facilitate a client’s transaction. Our options desk hedges the risks associated with this activity by taking offsetting positions in equities. For the three and six months ended June 30, 2015, we recognized $7.6 million and $40.4 million, respectively, of losses on equity options activity. For the three and six months

Index

ended June 30, 2014, we recognized $29.6 million and $90.4 million, respectively, of losses on equity options activity. These losses are recognized in investment gains (losses) in the condensed consolidated statements of income.

10.	Offsetting Assets and Liabilities

Offsetting of assets as of June 30, 2015 and December 31, 2014 was as follows:

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
	(in thousands)
June 30, 2015:
Securities borrowed	$92,500	$—	$92,500	$—	$(92,500)	$—
Derivatives	$14,569	$—	$14,569	$—	$(1,828)	$12,741
Long exchange-traded options	$7,935	$—	$7,935	$—	$—	$7,935
December 31, 2014:
Securities borrowed	$158,147	$—	$158,147	$—	$(158,147)	$—
Derivatives	$6,787	$—	$6,787	$—	$(990)	$5,797
Long exchange-traded options	$22,290	$—	$22,290	$—	$—	$22,290

Offsetting of liabilities as of June 30, 2015 and December 31, 2014 was as follows:

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Pledged	Net Amount
	(in thousands)
June 30, 2015:
Securities loaned	$6,900	$—	$6,900	$—	$(6,900)	$—
Derivatives	$10,615	$—	$10,615	$—	$(6,353)	$4,262
Short exchange-traded options	$1,907	$—	$1,907	$—	$—	$1,907
December 31, 2014:
Securities loaned	$33,645	$—	$33,645	$—	$(33,645)	$—
Derivatives	$9,392	$—	$9,392	$—	$(9,392)	$—
Short exchange-traded options	$7,118	$—	$7,118	$—	$—	$7,118

Cash collateral pledged and received on derivative instruments are not considered material and are not disclosed by counterparty.

Index

11.	Fair Value

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Valuation of our financial instruments by pricing observability levels as of June 30, 2015 and December 31, 2014 was as follows (in thousands):

Index

	Level 1	Level 2	Level 3	Total
June 30, 2015:
Money markets	$254,133	$—	$—	$254,133
U.S. Treasury Bills	—	459,007	—	459,007
Available-for-sale
Equity securities	5,527	—	—	5,527
Fixed income securities	298	—	—	298
Trading
Equity securities	331,417	22,703	124	354,244
Fixed income securities	178,203	2,721	—	180,924
Long exchange-traded options	7,935	—	—	7,935
Derivatives	2,347	12,222	—	14,569
Private equity	15,177	—	50,730	65,907
Total assets measured at fair value	$795,037	$496,653	$50,854	$1,342,544

Securities sold not yet purchased
Short equities – corporate	$20,642	$—	$—	$20,642
Short exchange-traded options	1,907	—	—	1,907
Derivatives	168	10,447	—	10,615
Contingent payment arrangements	—	—	42,032	42,032
Total liabilities measured at fair value	$22,717	$10,447	$42,032	$75,196

December 31, 2014:
Money markets	$89,566	$—	$—	$89,566
U.S. Treasury Bills	—	444,152	—	444,152
Available-for-sale
Equity securities	5,951	—	—	5,951
Fixed income securities	221	—	—	221
Trading
Equity securities	387,495	7	—	387,502
Fixed income securities	164,317	2,742	—	167,059
Long exchange-traded options	22,290	—	—	22,290
Derivatives	571	6,216	—	6,787
Private equity	12,162	—	58,926	71,088
Total assets measured at fair value	$682,573	$453,117	$58,926	$1,194,616

Securities sold not yet purchased
Short equities – corporate	$81,784	$—	$—	$81,784
Short exchange-traded options	7,118	—	—	7,118
Derivatives	2,438	6,954	—	9,392
Contingent payment arrangements	—	—	42,436	42,436
Total liabilities measured at fair value	$91,340	$6,954	$42,436	$140,730

We provide below a description of the fair value methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy:

•	Money markets: We invest excess cash in various money market funds that are valued based on quoted prices in active markets; these are included in Level 1 of the valuation hierarchy.

Index

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

•
Private equity: Generally, the valuation of private equity investments owned by our consolidated venture capital fund or by us directly (regarding an investment in a private equity fund focused exclusively on the energy sector) requires significant management judgment due to the absence of quoted market prices, inherent lack of liquidity and the long-term nature of such investments. Private equity investments are valued initially at cost. The carrying values of private equity investments are adjusted either up or down from cost to reflect expected exit values as evidenced by financing and sale transactions with third parties, or when determination of a valuation adjustment is confirmed through ongoing review in accordance with our valuation policies and procedures. A variety of factors are reviewed and monitored to assess positive and negative changes in valuation, including current operating performance and future expectations of investee companies, industry valuations of comparable public companies, changes in market outlooks, and the third party financing environment over time. In determining valuation adjustments resulting from the investment review process, particular emphasis is placed on current company performance and market conditions. For these reasons, which make the fair value of private equity investments unobservable, equity investments are included in Level 3 of the valuation hierarchy. We also invest in a third-party venture capital fund in which fair value is based on our capital account balance provided by the partnership and is included in Level 3 of the valuation hierarchy. If private equity investments owned by our consolidated venture capital fund become publicly traded, they are included in Level 1 of the valuation hierarchy. Also, if they contain trading restrictions, publicly-traded equity investments are included in Level 2 of the valuation hierarchy until the trading restrictions expire. During the first quarter of 2015, $26,000 was transferred from a Level 3 classification to a Level 1 classification.

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

Index

The change in carrying value associated with private equity and trading equity securities Level 3 financial instruments carried at fair value is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)

Balance as of beginning of period	$58,841	$50,744	$58,926	$52,081
Transfer out	—	—	(26)	—
Purchases	76	2,320	198	2,821
Sales	(18,042)	—	(18,042)	(1,121)
Realized gains (losses), net	10,114	(400)	4,920	721
Unrealized (losses) gains, net	(135)	342	4,878	(1,496)
Balance as of end of period	$50,854	$53,006	$50,854	$53,006

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

Quantitative information about private equity Level 3 fair value measurements as of June 30, 2015 and December 31, 2014 is as follows:

	Fair value as of June 30, 2015	Valuation Technique	Unobservable Input	Range
	(in thousands)
Private Equity:
Technology, Media and Telecommunications	$12,447	Market comparable companies	Revenue multiple	1.8 - 2.7
		Pending acquisition	Marketability discount	30%

Also, we have an investment in a private equity fund focused exclusively on the energy sector (fair value of $7.5 million) that is classified as Level 3. This investment’s valuation is based on a market approach, considering recent transactions of the fund and the industry.

	Fair value as of December 31, 2014	Valuation Technique	Unobservable Input	Range
	(in thousands)
Private Equity:
Technology, Media and Telecommunications	$20,112	Market comparable companies	Revenue multiple	2.0 - 3.5
			Discount rate	18%
			Discount years	2.0 years

In addition, as of December 31, 2014, there are two investments (with a combined fair value of $0.2 million) in the Healthcare and Clean-tech category that are classified as Level 3. The first investment is valued based on liquidation value and the second investment is a warrant valued using the Black-Scholes option valuation model. Also, we have an investment in a private

Index

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
One of our private equity investments is a venture capital fund (fair value of $30.6 million and unfunded commitment of $2.9 million as of June 30, 2015) that invests in communications, consumer, digital media, healthcare and information technology markets. In addition, one of the investments included in our consolidated private equity fund (fair value of $0.1 million and no unfunded commitment as of June 30, 2015) is a venture capital fund investing in clean energy, resource and energy efficiency and other sustainable industries. The fair value of each of these investments has been estimated using the capital account balances provided by the partnerships. The interests in these partnerships cannot be redeemed.
The change in carrying value associated with contingent payment arrangements Level 3 financial instruments carried at fair value is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)

Balance as of beginning of period	$42,223	$37,688	$42,436	$38,205
Addition	—	8,915	—	8,915
Accretion	442	321	885	642
Payments	(633)	—	(1,289)	(838)
Balance as of end of period	$42,032	$46,924	$42,032	$46,924

Quantitative information about contingent payment arrangements Level 3 fair value measurements as of June 30, 2015 and December 31, 2014 is as follows:

Our three acquisition-related contingent consideration liabilities (with a combined fair value of $42.0 million as of June 30, 2015 and $42.4 million as of December 31, 2014) currently are valued using projected AUM growth rates with a weighted average of 46%, revenue growth rates with a weighted average of 71%, and discount rates ranging between 3% (when using a cost of debt assumption) and 18% (when using a cost of capital assumption).

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We did not have any material assets or liabilities that were measured at fair value for impairment on a nonrecurring basis during the six months ended June 30, 2015 or during the year ended December 31, 2014.

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

Index

During the first quarter of 2012, we received a legal letter of claim (“Letter of Claim”) sent on behalf of Philips Pension Trustees Limited and Philips Electronics U.K. Limited (“Philips”), a former pension fund client, alleging that AllianceBernstein Limited (one of our subsidiaries organized in the U.K.) was negligent and failed to meet certain applicable standards of care with respect to the initial investment in, and management of, a £500 million portfolio of U.S. mortgage-backed securities. Philips has alleged damages ranging between $177 million and $234 million, plus compound interest on an alleged $125 million of realized losses in the portfolio. On January 2, 2014, Philips filed a claim form (“Claim”) in the High Court of Justice in London, England, which formally commenced litigation with respect to the allegations in the Letter of Claim.

We believe that any losses to Philips resulted from adverse developments in the U.S. housing and mortgage market that precipitated the financial crisis in 2008 and not from any negligence or other failure or malfeasance on our part. We believe that we have strong defenses to these claims, which are set forth in our October 12, 2012 response to the Letter of Claim and our June 27, 2014 Statement of Defence in response to the Claim, and intend to defend this matter vigorously. Currently, we are unable to estimate a reasonably possible range of loss because the matter remains in its early stages.

In addition to the Claim discussed immediately above, we are involved in various other matters, including regulatory inquiries, administrative proceedings and litigation, some of which allege significant damages.

In management’s opinion, an adequate accrual has been made as of June 30, 2015 to provide for any probable losses regarding any litigation matters for which we can reasonably estimate an amount of loss. It is reasonably possible that we could incur additional losses pertaining to these matters, but currently we cannot estimate any such additional losses.

Management, after consultation with legal counsel, currently believes that the outcome of any individual matter that is pending or threatened, or all of them combined, will not have a material adverse effect on our results of operations, financial condition or liquidity. However, any inquiry, proceeding or litigation has an element of uncertainty; management cannot determine whether further developments relating to any individual matter that is pending or threatened, or all of them combined, will have a material adverse effect on our results of operation, financial condition or liquidity in any future reporting period.

13.	Units Outstanding

Changes in limited partnership units outstanding during the six-month period ended June 30, 2015 were as follows:

Outstanding as of December 31, 2014	273,040,452
Options exercised	526,201
Units issued	207,945
Units retired	(801,673)
Balance as of June 30, 2015	272,972,925

During the first six months of 2015, we purchased 23,100 AB Units in private transactions and retired them.

14.	Debt

As of June 30, 2015 and December 31, 2014, AB had $404.6 million and $489.0 million, respectively, in commercial paper outstanding with weighted average interest rates of approximately 0.3% for both periods. The commercial paper is short term in nature, and as such, recorded value is estimated to approximate fair value (and considered a Level 2 security in the fair value hierarchy). Average daily borrowings of commercial paper during the first six months of 2015 and the full year 2014 were $417.1 million and $335.0 million, respectively, with weighted average interest rates of approximately 0.3% and 0.2%, respectively.

As of June 30, 2015, SCB LLC had $50.0 million in loans outstanding at an average interest rate of 1.4%. As of December 31, 2014, SCB LLC had no bank loans outstanding. Average daily borrowings of bank loans during the first six months of 2015 and full year 2014 were $4.2 million and $5.5 million, respectively, with weighted average interest rates of approximately 1.2% and 1.1%, respectively.

Index

15.	Changes in Capital

Changes in capital during the six-month period ended June 30, 2015 were as follows:

	Partners’ Capital Attributable to AB Unitholders	Non-Controlling Interests In Consolidated Entities	Total Capital
	(in thousands)

Balance as of December 31, 2014	$4,085,465	$30,396	$4,115,861
Comprehensive income:
Net income	290,563	7,950	298,513
Other comprehensive income, net of tax:
Unrealized (losses) on investments	(61)	—	(61)
Foreign currency translation adjustments	(6,160)	(59)	(6,219)
Changes in employee benefit related items	410	—	410
Comprehensive income	284,752	7,891	292,643

Distributions to General Partner and unitholders	(313,597)	—	(313,597)
Distributions from non-controlling interests	—	430	430
Compensation-related transactions	(1,047)	—	(1,047)
Other	67	—	67
Balance as of June 30, 2015	$4,055,640	$38,717	$4,094,357

Changes in capital during the six-month period ended June 30, 2014 were as follows:

	Partners’ Capital Attributable to AB Unitholders	Non-Controlling Interests In Consolidated Entities	Total Capital
	(in thousands)

Balance as of December 31, 2013	$4,027,486	$42,240	$4,069,726
Comprehensive income:
Net income	253,160	1,810	254,970
Other comprehensive income, net of tax:
Unrealized gains on investments	559	—	559
Foreign currency translation adjustments	6,067	32	6,099
Changes in employee benefit related items	(1,635)	—	(1,635)
Comprehensive income	258,151	1,842	259,993

Distributions to General Partner and unitholders	(298,022)	—	(298,022)
Distributions to non-controlling interests	—	(11,375)	(11,375)
Purchases of AB Units	(1,020)	—	(1,020)
Compensation-related transactions	21,160	—	21,160
Balance as of June 30, 2014	$4,007,755	$32,707	$4,040,462

Index

Deferred taxes are not recognized on foreign currency translation adjustments for foreign subsidiaries, which have earnings that are considered permanently invested outside the United States.

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

Index

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Our total assets under management (“AUM”) as of June 30, 2015 were $485.1 billion, down $0.8 billion, or 0.2%, compared to March 31, 2015, and up $4.9 billion, or 1.0%, compared to June 30, 2014. During the second quarter of 2015, AUM decreased primarily as a result of market depreciation of $3.2 billion, offset by net inflows of $2.2 billion (Institutional inflows of $3.5 billion, offset by Retail outflows of $0.9 billion and Private Wealth Management outflows of $0.4 billion). During the twelve months ended June 30, 2015, AUM increased primarily as a result of net inflows of $9.4 billion (Institutional inflows of $11.3 billion, offset by Retail outflows of $1.8 billion and Private Wealth Management outflows of $0.1 billion), offset by market depreciation of $3.1 billion.

Institutional AUM increased $0.5 billion, or 0.2%, to $244.2 billion during the second quarter of 2015, due to net inflows of $3.5 billion, offset by market depreciation of $3.0 billion. Gross sales increased 93.5% sequentially from $7.3 billion during the first quarter of 2015 to $14.2 billion during the second quarter of 2015. However, redemptions and terminations increased sequentially from $2.4 billion to $9.3 billion.

Retail AUM decreased $1.3 billion, or 0.8%, to $163.0 billion during the second quarter of 2015, due to net outflows of $0.9 billion and market depreciation of $0.4 billion. Gross sales decreased 15.5% sequentially from $10.8 billion during the first quarter of 2015 to $9.1 billion during the second quarter of 2015. In addition, redemptions and terminations increased 6.4% sequentially from $9.0 billion to $9.7 billion.

Private Wealth Management AUM was flat compared to the first quarter of 2015. Gross sales increased 5.7% sequentially from $1.4 billion during the first quarter of 2015 to $1.5 billion during the second quarter of 2015. In addition, redemptions and terminations decreased 32.8% sequentially from $0.7 billion to $0.4 billion.

Bernstein Research Services revenue for the second quarter of 2015 was $121.9 million, up $2.9 million, or 2.5%, compared to the second quarter of 2014, as a result of growth in the U.S. and Asia, partially offset by a decrease in Europe.

Net revenues for the second quarter of 2015 increased $39.1 million, or 5.2%, to $792.7 million from $753.6 million in the second quarter of 2014. The most significant contributors to the increase were higher base fees of $28.8 million, higher investment gains of $11.2 million and higher Bernstein Research Services revenue of $2.9 million, offset by lower performance-based fees of $5.2 million. Operating expenses for the second quarter increased $17.6 million, or 2.9%, to $627.8 million from $610.2 million in the second quarter of 2014. The increase was primarily due to higher employee compensation and benefits of $10.2 million, higher promotion and servicing of $4.2 million and higher general and administrative expenses of $2.6 million. Our operating income increased $21.5 million, or 15.0%, to $164.9 million from $143.4 million and our operating margin increased to 20.0% (24.1% on an adjusted basis) in the second quarter of 2015 from 19.0% (23.0% on an adjusted basis) in the second quarter of 2014.

Index

Assets Under Management

Assets under management by distribution channel are as follows:

	As of June 30,
	2015	2014	$ Change	% Change
	(in billions)

Institutions	$244.2	$240.3	$3.9	1.6%
Retail	163.0	165.4	(2.4)	(1.4)
Private Wealth Management	77.9	74.5	3.4	4.7
Total	$485.1	$480.2	$4.9	1.0

Assets under management by investment service are as follows:

	As of June 30,
	2015	2014	$ Change	% Change
	(in billions)
Equity
Actively Managed	$115.4	$115.8	$(0.4)	(0.3)%
Passively Managed(1)	50.3	50.4	(0.1)	(0.2)
Total Equity	165.7	166.2	(0.5)	(0.3)

Fixed Income
Actively Managed
Taxable	215.1	226.2	(11.1)	(4.9)
Tax–exempt	32.5	30.4	2.1	6.6
	247.6	256.6	(9.0)	(3.5)

Passively Managed(1)	10.0	9.8	0.2	2.1
Total Fixed Income	257.6	266.4	(8.8)	(3.3)

Other(2)	61.8	47.6	14.2	29.8
Total	$485.1	$480.2	$4.9	1.0

(1)Includes index and enhanced index services.
(2)Includes multi-asset solutions and services and certain alternative investments.

Index

Changes in assets under management for the three-month, six-month and twelve-month periods ended June 30, 2015 are as follows:

	Distribution Channel
	Institutions	Retail	Private Wealth Management	Total
	(in billions)

Balance as of March 31, 2015	$243.7	$164.3	$77.9	$485.9
Long-term flows:
Sales/new accounts	14.2	9.1	1.5	24.8
Redemptions/terminations	(9.3)	(9.7)	(0.4)	(19.4)
Cash flow/unreinvested dividends	(1.4)	(0.3)	(1.5)	(3.2)
Net long-term inflows (outflows)	3.5	(0.9)	(0.4)	2.2
AUM adjustment(3)	—	—	0.2	0.2
Market (depreciation) appreciation	(3.0)	(0.4)	0.2	(3.2)
Net change	0.5	(1.3)	—	(0.8)
Balance as of June 30, 2015	$244.2	$163.0	$77.9	$485.1

Balance as of December 31, 2014	$237.0	$161.5	$75.5	$474.0
Long-term flows:
Sales/new accounts	21.5	19.9	2.9	44.3
Redemptions/terminations	(11.7)	(18.7)	(1.1)	(31.5)
Cash flow/unreinvested dividends	(1.0)	(1.6)	(2.0)	(4.6)
Net long-term inflows (outflows)	8.8	(0.4)	(0.2)	8.2
AUM adjustment(3)	—	—	0.2	0.2
Transfers	(0.3)	(0.1)	0.4	—
Market (depreciation) appreciation	(1.3)	2.0	2.0	2.7
Net change	7.2	1.5	2.4	11.1
Balance as of June 30, 2015	$244.2	$163.0	$77.9	$485.1

Balance as of June 30, 2014	$240.3	$165.4	$74.5	$480.2
Long-term flows:
Sales/new accounts	32.1	40.6	5.6	78.3
Redemptions/terminations	(16.9)	(37.3)	(3.0)	(57.2)
Cash flow/unreinvested dividends	(3.9)	(5.1)	(2.7)	(11.7)
Net long-term inflows (outflows)	11.3	(1.8)	(0.1)	9.4
AUM adjustments(3)	(1.1)	(0.5)	0.2	(1.4)
Transfers	—	(0.4)	0.4	—
Market (depreciation) appreciation	(6.3)	0.3	2.9	(3.1)
Net change	3.9	(2.4)	3.4	4.9
Balance as of June 30, 2015	$244.2	$163.0	$77.9	$485.1

(1)Includes index and enhanced index services.
(2)Includes multi-asset solutions and services and certain alternative investments.

(3)
Excludes Institutional assets for which we provide administrative services but not investment management services and seed capital invested in Retail funds for which we do not charge an investment management fee on AUM. Includes Private Wealth assets that were previously netted by margin loans within an actively managed account.

Index

	Investment Service
	Equity Actively Managed	Equity Passively Managed(1)	Fixed Income Actively Managed - Taxable	Fixed Income Actively Managed - Tax- Exempt	Fixed Income Passively Managed(1)	Other(2)	Total
	(in billions)

Balance as of March 31, 2015	$115.4	$50.9	$225.5	$32.6	$9.8	$51.7	$485.9
Long-term flows:
Sales/new accounts	4.0	0.1	8.7	1.2	0.1	10.7	24.8
Redemptions/terminations	(3.4)	—	(14.5)	(0.8)	(0.1)	(0.6)	(19.4)
Cash flow/unreinvested dividends	(2.1)	(0.5)	(0.7)	(0.4)	0.3	0.2	(3.2)
Net long-term (outflows) inflows	(1.5)	(0.4)	(6.5)	—	0.3	10.3	2.2
AUM adjustment(3)	0.1	—	—	0.1	—	—	0.2
Market appreciation (depreciation)	1.4	(0.2)	(3.9)	(0.2)	(0.1)	(0.2)	(3.2)
Net change	—	(0.6)	(10.4)	(0.1)	0.2	10.1	(0.8)
Balance as of June 30, 2015	$115.4	$50.3	$215.1	$32.5	$10.0	$61.8	$485.1

Balance as of December 31, 2014	$112.5	$50.4	$219.4	$31.6	$10.1	$50.0	$474.0
Long-term flows:
Sales/new accounts	8.1	0.3	21.4	2.7	0.2	11.6	44.3
Redemptions/terminations	(7.3)	(0.2)	(21.0)	(1.5)	(0.3)	(1.2)	(31.5)
Cash flow/unreinvested dividends	(3.5)	(0.8)	(0.5)	(0.5)	0.1	0.6	(4.6)
Net long-term (outflows) inflows	(2.7)	(0.7)	(0.1)	0.7	—	11.0	8.2
AUM adjustment(3)	0.1	—	—	0.1	—	—	0.2
Market appreciation (depreciation)	5.5	0.6	(4.2)	0.1	(0.1)	0.8	2.7
Net change	2.9	(0.1)	(4.3)	0.9	(0.1)	11.8	11.1
Balance as of June 30, 2015	$115.4	$50.3	$215.1	$32.5	$10.0	$61.8	$485.1

Index

	Investment Service
	Equity Actively Managed	Equity Passively Managed(1)	Fixed Income Actively Managed - Taxable	Fixed Income Actively Managed - Tax- Exempt	Fixed Income Passively Managed(1)	Other(2)	Total
	(in billions)

Balance as of June 30, 2014	$115.8	$50.4	$226.2	$30.4	$9.8	$47.6	$480.2
Long-term flows:
Sales/new accounts	15.4	0.7	41.7	4.9	0.6	15.0	78.3
Redemptions/terminations	(14.9)	(0.3)	(36.0)	(2.9)	(0.6)	(2.5)	(57.2)
Cash flow/unreinvested dividends	(6.8)	(1.8)	(4.3)	(0.6)	0.5	1.3	(11.7)
Net long-term (outflows) inflows	(6.3)	(1.4)	1.4	1.4	0.5	13.8	9.4
AUM adjustments(3)	—	—	(1.4)	0.1	—	(0.1)	(1.4)
Market appreciation (depreciation)	5.9	1.3	(11.1)	0.6	(0.3)	0.5	(3.1)
Net change	(0.4)	(0.1)	(11.1)	2.1	0.2	14.2	4.9
Balance as of June 30, 2015	$115.4	$50.3	$215.1	$32.5	$10.0	$61.8	$485.1

(1)Includes index and enhanced index services.
(2)Includes multi-asset solutions and services and certain alternative investments.

(3)
Excludes Institutional assets for which we provide administrative services but not investment management services and seed capital invested in Retail funds for which we do not charge an investment management fee on AUM. Includes Private Wealth assets that were previously netted by margin loans within an actively managed account.

Index

Average assets under management by distribution channel and investment service are as follows:

	Three Months Ended				Six Months Ended
	6/30/2015	6/30/2014	$ Change	% Change	6/30/2015	6/30/2014	$ Change	% Change
	(in billions)				(in billions)
Distribution Channel:
Institutions	$249.9	$232.0	$17.9	7.7%	$246.0	$230.1	$15.9	6.9%
Retail	164.5	158.8	5.7	3.6	163.6	156.1	7.5	4.8
Private Wealth Management	78.2	73.4	4.8	6.5	77.4	72.5	4.9	6.8
Total	$492.6	$464.2	$28.4	6.1	$487.0	$458.7	$28.3	6.2
Investment Service:
Equity Actively Managed	$116.3	$110.7	$5.6	5.0%	$115.0	$109.1	$5.9	5.4%
Equity Passively Managed(1)	51.0	49.4	1.6	3.3	50.8	48.9	1.9	3.9
Fixed Income Actively Managed – Taxable	223.3	218.7	4.6	2.1	223.2	216.1	7.1	3.3
Fixed Income Actively Managed – Tax-exempt	32.5	30.2	2.3	7.6	32.4	29.9	2.5	8.4
Fixed Income Passively Managed(1)	9.9	9.5	0.4	4.6	10.0	9.5	0.5	5.3
Other (2)	59.6	45.7	13.9	30.5	55.6	45.2	10.4	22.9
Total	$492.6	$464.2	$28.4	6.1	$487.0	$458.7	$28.3	6.2

(1)Includes index and enhanced index services.
(2)Includes multi-asset solutions and services and certain alternative investments.

Our Institutional channel second quarter average AUM of $249.9 billion increased $17.9 billion, or 7.7%, compared to the second quarter of 2014, primarily due to our Institutional AUM increasing $3.9 billion, or 1.6%, over the last twelve months to $244.2 billion at June 30, 2015. The relatively large increase in year-to-year average AUM of $17.9 billion compared to the increase in AUM of $3.9 billion during the last twelve months is primarily due to significant outflows ($8.8 billion) during June 2015. The $3.9 billion increase in AUM over the last twelve months primarily resulted from $11.3 billion of net inflows (consisting of inflows of $12.4 billion in other services and $2.6 billion in fixed income services, offset by outflows of $3.7 billion in equity services), offset by market depreciation of $6.3 billion.

Our Retail channel second quarter average AUM of $164.5 billion increased $5.7 billion, or 3.6%, compared to the second quarter of 2014; however, our Retail AUM decreased $2.4 billion, or 1.4%, over the last twelve months to $163.0 billion at June 30, 2015. The $2.4 billion decrease in AUM over the last twelve months primarily resulted from $1.8 billion in net outflows. June 2014 average AUM was significantly lower than our June 2014 AUM because of new assets we added from an acquisition in late June 2014 and significant market appreciation in June 2014.

Our Private Wealth Management channel second quarter average AUM of $78.2 billion increased $4.8 billion, or 6.5%, compared to the second quarter of 2014, primarily due to our Private Wealth Management AUM increasing $3.4 billion, or 4.7%, over the last twelve months to $77.9 billion. The $3.4 billion increase in AUM over the last twelve months primarily resulted from $2.9 billion in market appreciation.

Index

Absolute investment composite returns, gross of fees, and relative performance as of June 30, 2015 compared to benchmarks for certain representative Institutional equity and fixed income services are as follows:

	1-Year	3-Year	5-Year
Global High Income (fixed income)
Absolute return	(0.5)%	7.6%	9.0%
Relative return (vs. Barclays Global High Yield Index)	3.4	0.9	0.4
Global Fixed Income (fixed income)
Absolute return	(8.8)	(2.4)	2.5
Relative return (vs. CITI WLD GV BD-USD/JPM GLBL BD)	0.2	0.1	1.4
Intermediate Municipal Bonds (fixed income)
Absolute return	2.0	2.0	3.2
Relative return (vs. Lipper Short/Int. Blended Muni Fund Avg)	1.1	0.5	0.7
U.S. Strategic Core Plus (fixed income)
Absolute return	2.4	2.9	4.4
Relative return (vs. Barclays U.S. Aggregate Index)	0.6	1.1	1.1
Emerging Market Debt (fixed income)
Absolute return	(2.5)	3.8	7.0
Relative return (vs. JPM EMBI Global/JPM EMBI)	(0.9)	0.3	0.5
Global Plus (fixed income)
Absolute return	(6.8)	(0.7)	2.7
Relative return (vs. Barclays Global Aggregate Index)	0.3	0.1	0.6
Emerging Markets Value
Absolute return	(2.9)	4.1	2.9
Relative return (vs. MSCI EM Index)	2.2	0.4	(0.8)
Global Strategic Value
Absolute return	5.2	20.0	13.1
Relative return (vs. MSCI ACWI Index)	4.5	7.0	1.2
U.S. Small & Mid Cap Value
Absolute return	3.6	20.5	17.6
Relative return (vs. Russell 2500 Value Index)	2.6	3.5	1.4
U.S. Strategic Value
Absolute return	6.4	20.8	16.1
Relative return (vs. Russell 1000 Value Index)	2.2	3.4	(0.4)
Growth & Income
Absolute return	6.2	17.6	18.6
Relative return (vs. Russell 1000 Value Index)	2.0	0.3	2.1
U.S. Small Cap Growth
Absolute return	7.8	18.8	22.4
Relative return (vs. Russell 2000 Growth Index)	(4.6)	(1.3)	3.1
U.S. Large Cap Growth
Absolute return	18.7	22.5	20.1
Relative return (vs. Russell 1000 Growth Index)	8.1	4.5	1.5
U.S. Small & Mid Cap Growth
Absolute return	10.7	19.1	22.3
Relative return (vs. Russell 2500 Growth Index)	(0.6)	(1.2)	2.7
Select U.S. Equity
Absolute return	9.6	18.3	19.2
Relative return (vs. S&P 500 Index)	2.2	1.0	1.9
Strategic Equities (inception June 30, 2012)
Absolute return	12.4	18.7	N/A
Relative return (vs. S&P 500 Index)	5.0	1.3	N/A

Index

Consolidated Results of Operations

	Three Months Ended				Six Months Ended
	6/30/2015	6/30/2014	$ Change	% Change	6/30/2015	6/30/2014	$ Change	% Change
	(in thousands, except per unit amounts)				(in thousands, except per unit amounts)

Net revenues	$792,737	$753,648	$39,089	5.2%	$1,555,308	$1,468,266	$87,042	5.9%
Expenses	627,815	610,208	17,607	2.9	1,237,172	1,194,923	42,249	3.5
Operating income	164,922	143,440	21,482	15.0	318,136	273,343	44,793	16.4
Income taxes	9,153	7,008	2,145	30.6	19,623	18,373	1,250	6.8
Net income	155,769	136,432	19,337	14.2	298,513	254,970	43,543	17.1
Net income (loss) of consolidated entities attributable to non-controlling interests	6,675	(3)	6,678	n/m	7,950	1,810	6,140	339.2
Net income attributable to AB Unitholders	$149,094	$136,435	$12,659	9.3	$290,563	$253,160	37,403	14.8

Diluted net income per AB Unit	$0.54	$0.50	$0.04	8.0	$1.05	$0.93	$0.12	12.9

Distributions per AB Unit	$0.54	$0.50	$0.04	8.0	$1.05	$0.94	$0.11	11.7

Operating margin (1)	20.0%	19.0%			19.9%	18.5%

(1)Operating income excluding net income (loss) attributable to non-controlling interests as a percentage of net revenues.

Net income attributable to AB Unitholders for the three months ended June 30, 2015 increased $12.7 million, or 9.3%, from the three months ended June 30, 2014. The increase was due to (in millions):

Higher base advisory fees	$28.8
Higher investment gains	11.2
Higher Bernstein Research Services revenue	2.9
Higher employee compensation and benefits expenses	(10.2)
Higher net income of consolidated entities attributable to non-controlling interests	(6.7)
Lower performance fees	(5.2)
Higher promotion and services expenses	(4.2)
Higher general and administrative expenses	(2.6)
Higher income tax expense	(2.1)
Other	0.8
$12.7

Index

Net income attributable to AB Unitholders for the six months ended June 30, 2015 increased $37.4 million, or 14.8%, from the six months ended June 30, 2014. The increase was due to (in millions):

Higher base advisory fees	$66.6
Higher investments gains	14.5
Higher Bernstein Research Services revenue	6.0
Higher distribution revenues	4.5
Higher employee compensation and benefits expenses	(29.5)
Higher promotion and servicing expenses	(11.3)
Higher net income of consolidated entities attributable to non-controlling interests	(6.1)
Lower performance fees	(3.9)
Higher income tax expense	(1.2)
Other	(2.2)
$37.4

Real Estate Charges

During 2010, we performed a comprehensive review of our real estate requirements in New York in connection with our workforce reductions, which commenced in 2008. As a result, during 2010 we decided to sub-lease over 380,000 square feet in New York (all of this space has been sublet) and consolidate our New York-based employees into two office locations from three. During the third quarter of 2012, in an effort to further reduce our global real estate footprint, we completed a comprehensive review of our worldwide office locations and began implementing a global space consolidation plan. As a result, our intention is to sub-lease approximately 510,000 square feet of office space (in excess of 90% of this space has been sublet), more than 70% of which is New York office space (in addition to the 380,000 square foot space reduction in 2010), with the remainder consisting of office space in England, Australia and various U.S. locations.

During the first six months of 2015, we recorded pre-tax real estate credits of $0.5 million, resulting from a change in estimates related to previously recorded real estate charges.

Units Outstanding

Each quarter, we implement plans to repurchase AB Holding Units pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (“Exchange Act”). A Rule 10b5-1 plan allows a company to repurchase its shares at times when it otherwise might be prevented from doing so because of self-imposed trading blackout periods or because it possesses material non-public information. Each broker we select has the authority under the terms and limitations specified in the plan to repurchase AB Holding Units on our behalf in accordance with the terms of the plan. Repurchases are subject to regulations promulgated by the SEC as well as certain price, market volume and timing constraints specified in the plan. The plan adopted during the second quarter of 2015 expired at the close of business on July 29, 2015. We may adopt additional Rule 10b5-1 plans in the future to engage in open-market purchases of AB Holding Units to help fund anticipated obligations under our incentive compensation award program and for other corporate purposes.

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

These non-GAAP measures are provided in addition to, and not as substitutes for, net revenues, operating income and operating margin, and they may not be comparable to non-GAAP measures presented by other companies. Management uses both accounting principles generally accepted in the United States of America (“US GAAP”) and non-GAAP measures in evaluating our financial performance. The non-GAAP measures alone may pose limitations because they do not include all of our revenues and expenses.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)

Net revenues, US GAAP basis	$792,737	$753,648	$1,555,308	$1,468,266
Exclude:
Long-term incentive compensation-related investment (gains)	(362)	(3,415)	(2,788)	(4,712)
Long-term incentive compensation-related dividends and interest	(135)	(154)	(286)	(333)
90% of consolidated venture capital fund investment losses (gains)	(7,014)	(136)	(8,387)	(2,142)
Distribution-related payments	(102,578)	(101,968)	(202,964)	(200,610)
Amortization of deferred sales commissions	(12,713)	(9,326)	(25,112)	(18,283)
Pass-through fees and expenses	(12,575)	(9,516)	(24,416)	(17,961)
Adjusted net revenues	$657,360	$629,133	$1,291,355	$1,224,225

Operating income, US GAAP basis	$164,922	$143,440	$318,136	$273,343
Exclude:
Long-term incentive compensation-related items	85	94	143	183
Real estate (credits) charges	(80)	(505)	(463)	1,437
Acquisition-related expenses	—	1,457	(1)	2,316
Sub-total of non-GAAP adjustments	5	1,046	(321)	3,936
Less: Net income (loss) of consolidated entities attributable to non-controlling interests	6,675	(3)	7,950	1,810
Adjusted operating income	$158,252	$144,489	$309,865	$275,469

Adjusted operating margin	24.1%	23.0%	24.0%	22.5%

Adjusted operating income for the three months ended June 30, 2015 increased $13.8 million, or 9.5%, from the three months ended June 30, 2014, primarily as a result of higher investment advisory base fees of $25.3 million and higher investment gains of $7.3 million, offset by higher employee compensation expense (excluding the impact of long-term incentive compensation-related items) of $14.7 million and lower performance-based fees of $5.2 million. Adjusted operating income for the six months ended June 30, 2015 increased $34.4 million, or 12.5%, from the six months ended June 30, 2014, primarily as a result of higher investment advisory base fees of $60.6 million and higher investment gains of $10.2 million, offset by higher employee compensation expense (excluding the impact of long-term incentive compensation-related items) of $33.5 million and lower performance-based fees of $3.9 million.

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

Index

Net Revenues

The components of net revenues are as follows:

	Three Months Ended				Six Months Ended
	6/30/2015	6/30/2014	$ Change	% Change	6/30/2015	6/30/2014	$ Change	% Change
	(in thousands)				(in thousands)
Investment advisory and services fees:
Institutions:
Base fees	$109,410	$102,249	$7,161	7.0%	$216,206	$201,663	$14,543	7.2%
Performance-based fees	6,334	3,048	3,286	107.8	9,026	4,916	4,110	83.6
	115,744	105,297	10,447	9.9	225,232	206,579	18,653	9.0
Retail:
Base fees	220,068	209,100	10,968	5.2	433,962	405,930	28,032	6.9
Performance-based fees	7,696	10,653	(2,957)	(27.8)	9,050	11,321	(2,271)	(20.1)
	227,764	219,753	8,011	3.6	443,012	417,251	25,761	6.2
Private Wealth Management:
Base fees	172,189	161,494	10,695	6.6	341,335	317,290	24,045	7.6
Performance-based fees	227	5,804	(5,577)	(96.1)	333	6,112	(5,779)	(94.6)
	172,416	167,298	5,118	3.1	341,668	323,402	18,266	5.6
Total:
Base fees	501,667	472,843	28,824	6.1	991,503	924,883	66,620	7.2
Performance-based fees	14,257	19,505	(5,248)	(26.9)	18,409	22,349	(3,940)	(17.6)
	515,924	492,348	23,576	4.8	1,009,912	947,232	62,680	6.6

Bernstein Research Services	121,910	118,973	2,937	2.5	247,956	241,982	5,974	2.5
Distribution revenues	111,850	110,342	1,508	1.4	221,034	216,528	4,506	2.1
Dividend and interest income	5,667	4,678	989	21.1	10,761	8,779	1,982	22.6
Investment gains (losses)	11,993	828	11,165	1,348.4	15,881	1,387	14,494	1,045.0
Other revenues	26,023	27,093	(1,070)	(3.9)	51,013	53,773	(2,760)	(5.1)
Total revenues	793,367	754,262	39,105	5.2	1,556,557	1,469,681	86,876	5.9
Less: Interest expense	630	614	16	2.6	1,249	1,415	(166)	(11.7)
Net revenues	$792,737	$753,648	$39,089	5.2	$1,555,308	$1,468,266	$87,042	5.9

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

Index

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

We sometimes charge our clients performance-based fees. In these situations, we charge a base advisory fee and are eligible to earn an additional performance-based fee or incentive allocation that is calculated as either a percentage of absolute investment results or a percentage of investment results in excess of a stated benchmark over a specified period of time. Some performance-based fees include a high-watermark provision, which generally provides that if a client account underperforms relative to its performance target (whether absolute or relative to a specified benchmark), it must gain back such underperformance before we can collect future performance-based fees. Therefore, if we fail to achieve our performance target for a particular period, we will not earn a performance-based fee for that period and, for accounts with a high-watermark provision, our ability to earn future performance-based fees will be impaired. We are eligible to earn performance-based fees on approximately 10% of the assets we manage for institutional clients and approximately 4% of the assets we manage for private wealth clients (in total, approximately 6% of our AUM).

For the three months ended June 30, 2015, our investment advisory and services fees increased by $23.6 million, or 4.8%, from the three months ended June 30, 2014, primarily due to a $28.8 million, or 6.1%, increase in base fees, which primarily resulted from a 6.1% increase in average AUM. For the six months ended June 30, 2015, our investment advisory and service fees increased by $62.7 million, or 6.6%, from the six months ended June 30, 2014, primarily due to a $66.6 million, or 7.2%, increase in base fees, which primarily resulted from a 6.2% increase in average AUM.

Institutional investment advisory and services fees for the three months ended June 30, 2015 increased by $10.4 million, or 9.9%, from the three months ended June 30, 2014, primarily due to a $7.1 million, or 7.0%, increase in base fees, which primarily resulted from a 7.7% increase in average AUM. Additionally, our performance-based fees increased $3.3 million compared to the second quarter of 2014. Institutional investment advisory and services fees for the six months ended June 30, 2015 increased by $18.7 million, or 9.0%, from the six months ended June 30, 2014, primarily due to a $14.6 million, or 7.2%, increase in base fees, which primarily resulted from a 6.9% increase in average AUM. Additionally, our performance-based fees increased $4.1 million compared to the six months ended June 30, 2014.

Retail investment advisory and services fees for the three months ended June 30, 2015 increased by $8.0 million, or 3.6%, from the three months ended June 30, 2014, primarily due to a $11.0 million, or 5.2%, increase in base fees, which primarily resulted from a 3.6% increase in average AUM. The increase in base fees was partially offset by a $3.0 million decrease in performance-based fees. Retail investment advisory and services fees for the six months ended June 30, 2015 increased by $25.8 million, or 6.2%, from the six months ended June 30, 2014, primarily due to a $28.0 million, or 6.9%, increase in base fees, which primarily resulted from a 4.8% increase in average AUM. The increase in base fees was partially offset by a $2.2 million decrease in performance-based fees.

Private Wealth Management investment advisory and services fees for the three months ended June 30, 2015 increased by $5.1 million, or 3.1%, from the three months ended June 30, 2014, primarily as a result of a $10.7 million, or 6.6%, increase in base fees, which primarily resulted from an increase in average billable AUM of 6.7%. The increase in base fees was partially offset by a $5.6 million decrease in performance-based fees. Private Wealth Management investment advisory and services fees for the six months ended June 30, 2015 increased by $18.3 million, or 5.6%, from the six months ended June 30, 2014, primarily as a result of a $24.1 million, or 7.6%, increase in base fees, which primarily resulted from an increase in average billable AUM of 6.4%. The increase in base fees was partially offset by a $5.8 million decrease in performance-based fees.

Index

Bernstein Research Services

Bernstein Research Services revenue consists principally of equity commissions received for providing equity research and brokerage-related services to institutional investors.

Revenues from Bernstein Research Services for the three and six months ended June 30, 2015 increased $2.9 million, or 2.5% and $6.0 million, or 2.5%, respectively, compared to the corresponding periods in 2014. The increases were the result of growth in the U.S. and Asia, partially offset by a decrease in Europe.

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

Distribution revenues for the three and six months ended June 30, 2015 increased $1.5 million, or 1.4%, and $4.5 million, or 2.1%, respectively, compared to the corresponding periods in 2014, while the corresponding average AUM of these mutual funds increased 1.5% and 1.8%, respectively.

Dividend and Interest Income and Interest Expense

Dividend and interest income consists primarily of investment income and interest earned on customer margin balances and U.S. Treasury Bills. Interest expense principally reflects interest accrued on cash balances in customers’ brokerage accounts. Dividend and interest income, net of interest expense, for the three and six months ended June 30, 2015 increased $1.0 million, or 23.9%, and $2.1 million, or 29.2%, respectively, compared to the corresponding periods in 2014, primarily due to higher broker-dealer related activity.

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

Index

Investment gains (losses) are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Long-term incentive compensation-related investments
Realized gains (losses)	$342	$(92)	$3,742	$2,752
Unrealized gains (losses)	20	3,508	(954)	1,961

Consolidated private equity fund investments
Realized gains (losses)
Non-public investments	7,177	—	1,983	—
Public investments	—	379	—	6,655
Unrealized gains (losses)
Non-public investments	(677)	1,000	4,346	2,117
Public investments	1,292	(1,228)	2,989	(6,392)

Seed capital investments
Realized gains (losses)
Seed capital	7,066	4,678	12,480	10,113
Derivatives	(5,316)	(13,717)	(11,030)	(18,498)
Unrealized gains (losses)
Seed capital	(4,057)	8,144	(1,867)	6,979
Derivatives	7,789	(228)	7,449	(968)

Brokerage-related investments
Realized gains (losses)	(1,866)	3,844	(3,390)	(5,976)
Unrealized gains (losses)	223	(5,460)	133	2,644
	$11,993	$828	$15,881	$1,387

Other Revenues

Other revenues consist of fees earned for transfer agency services provided to company-sponsored mutual funds, fees earned for administration and recordkeeping services provided to company-sponsored mutual funds and the general accounts of AXA and its subsidiaries, and other miscellaneous revenues. Other revenues for the three and six months ended June 30, 2015 decreased $1.1 million, or 3.9%, and $2.8 million, or 5.1%, respectively, compared to the corresponding periods in 2014, primarily due to lower shareholder servicing fees.

Index

Expenses

The components of expenses are as follows:

	Three Months Ended				Six Month Ended
	6/30/2015	6/30/2014	$ Change	% Change	6/30/2015	6/30/2014	$ Change	% Change
	(in thousands)				(in thousands)

Employee compensation and benefits	$337,640	$327,472	$10,168	3.1%	$663,967	$634,505	$29,462	4.6%
Promotion and servicing:
Distribution-related payments	102,578	101,968	610	0.6	202,964	200,610	2,354	1.2
Amortization of deferred sales commissions	12,713	9,326	3,387	36.3	25,112	18,283	6,829	37.4
Other	59,182	58,936	246	0.4	114,719	112,581	2,138	1.9
	174,473	170,230	4,243	2.5	342,795	331,474	11,321	3.4
General and administrative:
General and administrative	108,092	105,913	2,179	2.1	215,425	213,400	2,025	0.9
Real estate (credits) charges	(80)	(505)	425	84.2	(463)	1,437	(1,900)	n/m
	108,012	105,408	2,604	2.5	214,962	214,837	125	0.1
Contingent payment arrangements	442	320	122	38.1	885	641	244	38.1
Interest	736	768	(32)	(4.2)	1,590	1,549	41	2.6
Amortization of intangible assets	6,512	6,010	502	8.4	12,973	11,917	1,056	8.9
Total	$627,815	$610,208	$17,607	2.9	$1,237,172	$1,194,923	$42,249	3.5

Employee Compensation and Benefits

Employee compensation and benefits consist of base compensation (including salaries and severance), annual short-term incentive compensation awards (cash bonuses), annual long-term incentive compensation awards, commissions, fringe benefits and other employment costs (including recruitment, training, temporary help and meals).

Compensation expense as a percentage of net revenues was 42.6% and 43.5% for the three months ended June 30, 2015 and 2014, respectively. For the six months ended June 30, 2015 and 2014, compensation expense as a percentage of net revenues was 42.7% and 43.2%, respectively. Compensation expense generally is determined on a discretionary basis and is primarily a function of our firm’s financial performance. Amounts are awarded to help us achieve our key compensation goals of attracting, motivating and retaining top talent, by providing awards for the past year’s performance and providing incentives for future performance, while also helping ensure that our firm’s Unitholders receive an appropriate return on their investment. Senior management, with the approval of the Compensation Committee of the Board of Directors of AllianceBernstein Corporation (“Compensation Committee”), periodically confirms that the appropriate metric to consider in determining the amount of incentive compensation is the ratio of adjusted employee compensation and benefits expense to adjusted net revenues. Adjusted net revenues used in the adjusted compensation ratio are the same as the adjusted net revenues presented as a non-GAAP measure (discussed earlier in this MD&A). Adjusted employee compensation and benefits expense is total employee compensation and benefits expense minus other employment costs such as recruitment, training, temporary help and meals (which were 1.3% and 1.2%, respectively, of adjusted net revenues for the three and six months ended June 30, 2015, and were 1.2% of adjusted net revenues for the three and six months ended June 30, 2014), and excludes the impact of mark-to-market vesting expense, as well as dividends and interest expense, associated with employee long-term incentive compensation-related investments. Senior management, with the approval of the Compensation Committee, also established as an objective that adjusted employee compensation and benefits expense

Index

generally should not exceed 50% of our adjusted net revenues, except in unexpected or unusual circumstances. Our ratio of adjusted compensation expense as a percentage of adjusted revenues was 50.0% for each of the three and six months ended June 30, 2015 and 2014.

For the three months ended June 30, 2015, employee compensation and benefits expense increased $10.2 million, or 3.1%, compared to the three months ended June 30, 2014, primarily due to higher base compensation of $4.5 million, higher fringe benefits of $3.2 million and higher incentive compensation of $3.1 million, partially offset by lower commissions of $1.3 million. For the six months ended June 30, 2015, employee compensation and benefits expense increased $29.5 million, or 4.6%, compared to the six months ended June 30, 2014, primarily due to higher incentive compensation of $23.4 million, higher base compensation of $10.2 million and higher fringe benefits of $1.6 million, partially offset by lower commissions of $6.5 million.

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

Promotion and servicing expenses increased $4.2 million, or 2.5%, during the three months ended June 30, 2015 compared to the three months ended June 30, 2014. The increase reflects higher amortization of deferred sales commissions of $3.4 million, higher distribution-related payments of $0.6 million and higher trade execution and clearance costs of $0.4 million. Promotion and servicing expenses increased $11.3 million, or 3.4%, during the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The increase reflects higher amortization of deferred sales commissions of $6.8 million, higher distribution-related payments of $2.4 million and higher trade execution and clearance costs of $1.9 million.

General and Administrative

General and administrative expenses include portfolio services, technology, professional fees and office-related expenses (occupancy, communications and similar expenses). General and administrative expenses as a percentage of net revenues were 13.6% (including and excluding real estate credits) and 14.0% (14.1% excluding real estate charges) for the three months ended June 30, 2015 and 2014, respectively. General and administrative expenses increased $2.6 million, or 2.5%, during the second quarter of 2015 compared to the same period in 2014, primarily due to higher portfolio services expense of $3.7 million, higher technology expenses of $2.0 million and lower real estate credits of $0.4 million, partially offset by lower professional fees of $2.2 million and lower office-related expenses of $1.4 million. General and administrative expenses as a percentage of net revenues were 13.8% (13.9% excluding real estate credits) and 14.6% (14.5% excluding real estate charges) for the six months ended June 30, 2015 and 2014, respectively. General and administrative expenses increased $0.1 million, or 0.1%, during the first six months of 2015 compared to the same period in 2014, primarily due to higher portfolio services expense of $6.1 million and higher technology expenses of $2.1 million, partially offset by lower office-related expenses of $3.4 million, lower professional fees of $2.1 million and lower real estate charges of $1.9 million.

Contingent Payment Arrangements

Contingent payment arrangements reflect changes in estimates of contingent payment liabilities associated with acquisitions in previous periods, as well as accretion expense of these liabilities. There were no changes in estimates during the first six months of 2015 and 2014.

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

Income tax expense for the three months ended June 30, 2015 increased $2.1 million, or 30.6%, compared to the three months ended June 30, 2014. The increase is due to a higher effective tax rate in the current quarter of 5.6%, compared to 4.9% in the second quarter of 2014, and higher pre-tax income. Income tax expense for the six months ended June 30, 2015 increased $1.3 million, or 6.8%, compared to the six months ended June 30, 2014. The increase is due to higher pre-tax income, partially offset by a lower effective tax rate of 6.2%, compared to 6.7% in the first six months of 2014.

Index

Net Income (Loss) of Consolidated Entities Attributable to Non-Controlling Interests

Net income (loss) of consolidated entities attributable to non-controlling interests primarily consists of limited partner interests owned by other investors representing 90% of the total limited partner interests in our consolidated venture capital fund. During the first six months of 2015, we had $8.0 million of net income of consolidated entities attributable to non-controlling interests, which primarily resulted from a $9.3 million net investment gain attributable to our consolidated venture capital fund (of which 90% belongs to non-controlling interests) and management fees of $0.7 million.

CAPITAL RESOURCES AND LIQUIDITY

During the first six months of 2015, net cash provided by operating activities was $436.1 million, compared to $338.3 million during the corresponding 2014 period. The change primarily is due to an increase in accrued compensation and benefits of $58.9 million, lower seed capital purchases offset by lower broker-dealer related redemptions of $49.7 million, and higher cash provided by net income of $39.3 million, offset by increases in broker-dealer related receivables (net of payables and segregated U.S. Treasury Bills activity) of $61.0 million.

During the first six months of 2015, net cash used in investing activities was $11.8 million, compared to $74.7 million during the corresponding 2014 period. The decrease primarily resulted from the purchase of a business, net of cash acquired, during 2014 of $60.6 million.

During the first six months of 2015, net cash used in financing activities was $330.3 million, compared to $256.7 million during the corresponding 2014 period. The change reflects net repayments of commercial paper of $84.9 million in 2015 compared to net issuances of $55.8 million in 2014, higher repurchases of AB Holding Units of $16.2 million and higher distributions to the General Partner and unitholders of $15.6 million as a result of higher earnings (distributions on earnings are paid one quarter in arrears), offset by proceeds from bank loans of $50.0 million and an increase in overdrafts payable of $39.3 million.

As of June 30, 2015, AB had $645.4 million of cash and cash equivalents, all of which is available for liquidity, but consists primarily of cash on deposit for our broker-dealers to comply with various customer clearing activities and cash held by foreign subsidiaries for which a permanent investment election for U.S. tax purposes is taken. If the cash held at our foreign subsidiaries of $476.4 million, which includes cash on deposit for our foreign broker-dealers, was to be repatriated to the U.S., we would be required to accrue and pay U.S. income taxes on these funds, based on the unremitted amount. We currently intend to permanently reinvest these earnings outside the U.S.

Debt and Credit Facilities

As of June 30, 2015 and December 31, 2014, AB had $404.6 million and $489.0 million, respectively, in commercial paper outstanding with weighted average interest rates of approximately 0.3% for both periods. The commercial paper is short term in nature, and as such, recorded value is estimated to approximate fair value (and considered a Level 2 security in the fair value hierarchy). Average daily borrowings of commercial paper during the first six months of 2015 and the full year 2014 were $417.1 million and $335.0 million, respectively, with weighted average interest rates of approximately 0.3% and 0.2%, respectively.

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

The Credit Facility contains affirmative, negative and financial covenants, which are customary for facilities of this type, including, among other things, restrictions on dispositions of assets, restrictions on liens, a minimum interest coverage ratio and a maximum leverage ratio. As of June 30, 2015, we were in compliance with these covenants. The Credit Facility also includes customary events of default (with customary grace periods, as applicable), including provisions under which, upon the occurrence of an event of default, all outstanding loans may be accelerated and/or lender’s commitments may be terminated. Also, under such provisions, upon the occurrence of certain insolvency- or bankruptcy-related events of default, all amounts payable under the Credit Facility would automatically become immediately due and payable, and the lender’s commitments would automatically terminate.

Amounts under the Credit Facility may be borrowed, repaid and re-borrowed by us from time to time until the maturity of the facility. Voluntary prepayments and commitment reductions requested by us are permitted at any time without fee (other than customary breakage costs relating to the prepayment of any drawn loans) upon proper notice and subject to a minimum dollar

Index

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

As of June 30, 2015 and December 31, 2014, we had no amounts outstanding under the Credit Facility. During the first six months of 2015 and the full year 2014, we did not draw upon the Credit Facility.

In addition, SCB LLC has five uncommitted lines of credit with four financial institutions. Two of these lines of credit permit us to borrow up to an aggregate of approximately $200 million, with AB named as an additional borrower, while three lines have no stated limit. As of June 30, 2015, SCB LLC had $50.0 million in loans outstanding at an average interest rate of 1.4%. As of December 31, 2014, SCB LLC had no bank loans outstanding. Average daily borrowings of bank loans during the first six months of 2015 and full year 2014 were $4.2 million and $5.5 million, respectively, with weighted average interest rates of approximately 1.2% and 1.1%, respectively.

Our financial condition and access to public and private debt markets should provide adequate liquidity for our general business needs. Management believes that cash flow from operations and the issuance of debt and AB Units or AB Holding Units will provide us with the resources necessary to meet our financial obligations. See “Cautions Regarding Forward-Looking Statements”.

COMMITMENTS AND CONTINGENCIES

AB’s capital commitments, which consist primarily of operating leases for office space, generally are funded from future operating cash flows.

During 2009, we entered into a subscription agreement, under which we committed to invest up to $35.0 million, as amended in 2011, in a venture capital fund over a six-year period. As of June 30, 2015, we had funded $32.1 million of this commitment.

During 2010, as general partner of AllianceBernstein U.S. Real Estate L.P. (“Real Estate Fund”), we committed to invest $25.0 million in the Real Estate Fund. As of June 30, 2015, we had funded $19.0 million of this commitment. During 2014 and 2015, as general partner of AllianceBernstein U.S. Real Estate II L.P. (“Real Estate Fund II”), we committed to invest $25.0 million in the Real Estate Fund II. As of June 30, 2015, we had funded $0.8 million of this commitment.

During 2012, we entered into an investment agreement under which we committed to invest up to $8.0 million in an oil and gas fund over a three-year period. As of June 30, 2015, we had funded $6.1 million of this commitment.

See Note 12 for discussion of contingencies.

CRITICAL ACCOUNTING ESTIMATES

The preparation of the condensed consolidated financial statements and notes to condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses.

There have been no updates to our critical accounting estimates from those disclosed in “Management’s Discussion and Analysis of Financial Condition” in our Form 10-K for the fiscal year ended December 31, 2014.

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

Index

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

There have been no material changes in AB’s market risk from the information provided under “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of AB's Form 10-K for the year ended December 31, 2014.
.

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

Index

the disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the second quarter of 2015 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Part II

OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 12 to the condensed consolidated financial statements contained in Part I, Item 1.

Item 1A.	Risk Factors

There have been no material changes in our risk factors from those disclosed in AB's Form 10-K for the year ended December 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no AB Units sold by AB in the period covered by this report that were not registered under the Securities Act.

The following table provides information relating to any AB Units bought by AB in the quarter covered by this report:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of AB Units Purchased	Average Price Paid Per AB Unit, net of Commissions	Total Number of AB Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of AB Units that May Yet Be Purchased Under the Plans or Programs
4/1/15 - 4/30/15	—	$—	—	—
5/1/15 - 5/31/15	—	—	—	—
6/1/15 - 6/30/15(1)	22,700	31.48	—	—
Total	22,700	$31.48	—	—

(1)During June 2015, we purchased 22,700 AB Units in private transactions.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Index

Item 5.	Other Information

Iran Threat Reduction and Syria Human Rights Act

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (“Iran Act”), which added Section 13(r) to the Exchange Act, as issuer is required to disclose in its annual or quarterly reports, as applicable, whether it or any of its affiliates knowingly engaged in certain activities, transactions or dealings relating to Iran or with individuals or entities designated pursuant to certain Executive Orders. Disclosure generally is required even where the activities, transactions or dealings were conducted in compliance with applicable law. AB, AB Holding and their global subsidiaries had no transactions or activities requiring disclosure under the Iran Act, nor were they involved in the AXA Group matters described immediately below.

The non-U.S. based subsidiaries of AXA operate in compliance with applicable laws and regulations of the various jurisdictions in which they operate, including applicable international (United Nations and European Union) laws and regulations. While AXA Group companies based and operating outside the United States generally are not subject to U.S. law, as an international group, AXA has in place policies and standards (including the AXA Group International Sanctions Policy) that apply to all AXA Group companies worldwide and often impose requirements that go well beyond local law. For additional information regarding AXA, see Note 1 to the condensed financial statements in Part 1, Item 1.

AXA has informed us that AXA Konzern AG provides car insurance to the Iranian embassy in Berlin, Germany and some of their staff.  The total annual premium of these policies is approximately $13,000 and the annual net profit arising from these policies, which is difficult to calculate with precision, is estimated to be $6,500.  These policies were underwritten by a broker who specializes in providing insurance coverage for diplomats. Provision of motor vehicle insurance is mandatory in Germany and cannot be cancelled until the policies expire.

In addition, AXA has informed us that AXA Ireland, an AXA insurance subsidiary, provides statutorily required car insurance under three separate policies to the Iranian embassy in Dublin, Ireland. AXA has informed us that compliance with the Declined Cases Agreement of the Irish Government prohibits the cancellation of these policies prior to their expiration unless another insurer is willing to assume the coverage. The total annual premium for these policies is approximately $3,650 and the annual net profit arising from these policies, which is difficult to calculate with precision, is estimated to be $1,825.

Also, AXA has informed us that AXA Sigorta, a subsidiary of AXA organized under the laws of Turkey, provides car insurance coverage for the vehicle pools of the Iranian General Consulate and the Iranian embassy in Istanbul, Turkey. Motor Liability insurance coverage is mandatory in Turkey and cannot be cancelled unilaterally. The total annual premium in respect of these policies is approximately $3,150 and the annual net profit, which is difficult to calculate with precision, is estimated to be $1,575.

Lastly, AXA has informed us about a pension contract in place between a subsidiary in Hong Kong, AXA China Region Trustees Limited (“AXA CRT”), and an entity that OFAC has designated an SDN with the identifier [IRAN]. The pension contract was entered into in May 2012 and the individual enrolled in the pension contract was designated an SDN with the identifier [IRAN] in May 2013. Local authorities have informed AXA CRT that the pension contract cannot be cancelled; however, in May 2015, the individual permanently departed from Hong Kong and, as a result, claimed withdrawal of any accrued pension benefits.  The annual pension contributions received under this pension contract had totaled approximately $7,800 and the related net profit, which was difficult to calculate with precision, was estimated to be $3,900.

The aggregate annual premiums for the above-referenced insurance policies and pension contracts are approximately $27,600, representing approximately 0.00003% of AXA’s 2014 consolidated revenues, which are approximately $100 billion. The related net profit, which is difficult to calculate with precision, is estimated to be $13,800, representing approximately 0.0002% of AXA’s 2014 aggregate net profit.

W.P. Stewart

On December 12, 2013, we acquired W.P. Stewart & Co., Ltd. (“WPS”), an equity investment manager that managed, as of December 12, 2013, approximately $2.1 billion in U.S., Global, and Europe, Australasia (Australia and New Zealand) and Far East (“EAFE”) concentrated growth equity strategies for its clients, primarily in the U.S. and

Index

Europe. On the date of the WPS acquisition, each of approximately 4.9 million outstanding shares of WPS common stock (other than certain specified shares, as previously disclosed in Amendment No. 2 to Form S-4 filed by AB on November 8, 2013) was converted into the right to receive $12.0 per share and one transferable contingent value right (“CVR”) entitling the holders to an additional $4.0 per share cash payment if the Assets Under Management (as such term is defined in the Contingent Value Rights Agreement (“CVR Agreement”) dated as of December 12, 2013, a copy of which we filed as Exhibit 4.01 ("Exhibit 4.01") to our December 31, 2013 Form 10-K) in the acquired WPS investment services business exceed $5 billion on or before December 12, 2016, subject to measurement procedures and limitations set forth in the CVR Agreement. See the definition of AUM Milestone in the CVR Agreement filed as Exhibit 4.01 for additional information regarding the circumstances that trigger payment pursuant to the CVRs. The foregoing description of the CVR Agreement does not purport to be complete and is qualified in its entirety by the full text of the CVR Agreement.

As of June 30, 2015, the Assets Under Management are approximately $3.2 billion. Accordingly, management has determined that the AUM Milestone did not occur during the second quarter of 2015.

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

Date: July 30, 2015	ALLIANCEBERNSTEIN L.P.

	By:	/s/ John C. Weisenseel
John C. Weisenseel
Chief Financial Officer

	By:	/s/ Edward J. Farrell
Edward J. Farrell
Chief Accounting Officer