Form 10-Q
period 2015-09-30
ALLIANCEBERNSTEIN L.P.
filed 2015-10-22
CIK 1109448

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
The number of units of limited partnership interest outstanding as of September 30, 2015 was 270,030,040.

Index

ALLIANCEBERNSTEIN L.P.

Index

Part I
FINANCIAL INFORMATION
Item 1. Financial Statements
ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition
(in thousands, except unit amounts)

	September 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Cash and cash equivalents	$654,711	$555,503
Cash and securities, at fair value (cost: $381,486 and $476,275)	381,584	476,277
Receivables, net:
Brokers and dealers	369,911	378,467
Brokerage clients	1,291,870	1,243,667
Fees	257,726	292,901
Investments:
Long-term incentive compensation-related	76,026	98,779
Other	604,614	664,696
Furniture, equipment and leasehold improvements, net	155,461	160,956
Goodwill	3,044,807	3,044,807
Intangible assets, net	152,155	171,407
Deferred sales commissions, net	108,681	118,290
Other assets	234,797	172,703
Total assets	$7,332,343	$7,378,453

LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST AND CAPITAL
Liabilities:
Payables:
Brokers and dealers	$295,236	$302,484
Securities sold not yet purchased	30,709	88,902
Brokerage clients	1,481,936	1,501,227
AB mutual funds	95,399	141,132
Accounts payable and accrued expenses	429,502	432,355
Accrued compensation and benefits	645,883	291,000
Debt	356,951	488,988
Total liabilities	3,335,616	3,246,088

Commitments and contingencies (See Note 12)

Redeemable non-controlling interest	13,203	16,504

Capital:
General Partner	40,162	41,381
Limited partners: 270,030,040 and 273,040,452 units issued and outstanding	4,057,985	4,176,637
Receivables from affiliates	(16,282)	(16,359)
AB Holding Units held for long-term incentive compensation plans	(29,951)	(36,351)
Accumulated other comprehensive loss	(93,409)	(79,843)
Partners’ capital attributable to AB Unitholders	3,958,505	4,085,465
Non-controlling interests in consolidated entities	25,019	30,396
Total capital	3,983,524	4,115,861
Total liabilities, redeemable non-controlling interest and capital	$7,332,343	$7,378,453

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(in thousands, except per unit amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Investment advisory and services fees	$486,286	$496,503	$1,496,198	$1,443,735
Bernstein research services	127,065	112,147	375,021	354,129
Distribution revenues	105,365	115,513	326,399	332,041
Dividend and interest income	5,459	4,744	16,220	13,523
Investment gains (losses)	(10,326)	(6,278)	5,555	(4,891)
Other revenues	25,647	27,589	76,660	81,362
Total revenues	739,496	750,218	2,296,053	2,219,899
Less: Interest expense	803	470	2,052	1,885
Net revenues	738,693	749,748	2,294,001	2,218,014

Expenses:
Employee compensation and benefits	317,560	317,259	981,527	951,764
Promotion and servicing:
Distribution-related payments	96,690	107,859	299,654	308,469
Amortization of deferred sales commissions	12,359	11,234	37,471	29,517
Other	52,789	54,054	167,508	166,635
General and administrative:
General and administrative	107,996	107,967	323,421	321,367
Real estate charges (credits)	1,682	(980)	1,219	457
Contingent payment arrangements	443	476	1,328	1,117
Interest on borrowings	712	620	2,302	2,169
Amortization of intangible assets	6,411	6,551	19,384	18,468
Total expenses	596,642	605,040	1,833,814	1,799,963

Operating income	142,051	144,708	460,187	418,051

Income taxes	10,146	9,410	29,769	27,783

Net income	131,905	135,298	430,418	390,268

Net (loss) income of consolidated entities attributable to non-controlling interests	(3,071)	(4,500)	4,879	(2,690)

Net income attributable to AB Unitholders	$134,976	$139,798	$425,539	$392,958

Net income per AB Unit:
Basic	$0.49	$0.51	$1.55	$1.45
Diluted	$0.49	$0.51	$1.54	$1.44

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net income	$131,905	$135,298	$430,418	$390,268
Other comprehensive income (loss):
Foreign currency translation adjustment, before reclassification and tax:	(7,161)	(15,081)	(11,838)	(8,982)
Less: reclassification adjustment for gains included in net income upon liquidation	—	—	1,542	—
Foreign currency translation adjustments, before tax	(7,161)	(15,081)	(13,380)	(8,982)
Income tax expense	—	—	—	—
Foreign currency translation adjustments, net of tax	(7,161)	(15,081)	(13,380)	(8,982)
Unrealized (losses) gains on investments:
Unrealized (losses) gains arising during period	(11)	(36)	(352)	806
Less: reclassification adjustment for gains included in net income	1,270	5	1,270	2
Change in unrealized (losses) gains on investments	(1,281)	(41)	(1,622)	804
Income tax benefit (expense)	420	126	700	(160)
Unrealized (losses) gains on investments, net of tax	(861)	85	(922)	644
Changes in employee benefit related items:
Amortization of prior service cost	—	(1,299)	—	(3,898)
Recognized actuarial gain	251	487	726	1,461
Changes in employee benefit related items	251	(812)	726	(2,437)
Income tax (expense) benefit	(22)	18	(87)	8
Employee benefit related items, net of tax	229	(794)	639	(2,429)
Other comprehensive (loss)	(7,793)	(15,790)	(13,663)	(10,767)
Less: Comprehensive (loss) income in consolidated entities attributable to non-controlling interests	(3,109)	(4,583)	4,782	(2,740)
Comprehensive income attributable to AB Unitholders	$127,221	$124,091	$411,973	$382,241

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

ALLIANCEBERNSTEIN L.P. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$430,418	$390,268
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred sales commissions	37,471	29,517
Non-cash long-term incentive compensation expense	12,122	15,032
Depreciation and other amortization	42,388	48,245
Unrealized losses on investments	37,438	11,719
Other, net	(11,067)	(9,860)
Changes in assets and liabilities:
Decrease in segregated cash and securities	94,693	474,343
(Increase) in receivables	(1,574)	(413,972)
Decrease (increase) in investments	38,959	(55,820)
(Increase) in deferred sales commissions	(27,862)	(73,265)
(Increase) in other assets	(64,041)	(17,582)
(Decrease) in payables	(125,494)	(214,782)
(Decrease) in accounts payable and accrued expenses	(15,240)	(33,571)
Increase in accrued compensation and benefits	356,083	295,248
Net cash provided by operating activities	804,294	445,520
Cash flows from investing activities:
Purchases of investments	(86)	(670)
Proceeds from sales of investments	4,189	140
Purchases of furniture, equipment and leasehold improvements	(17,084)	(19,626)
Proceeds from sales of furniture, equipment and leasehold improvements	36	240
Purchase of business, net of cash acquired	—	(60,610)
Net cash used in investing activities	(12,945)	(80,526)
Cash flows from financing activities:
(Repayment) issuance of commercial paper, net	(132,843)	90,931
Proceeds from bank loans	—	40,000
Increase (decrease) in overdrafts payable	17,781	(21,462)
Distributions to General Partner and Unitholders	(461,956)	(433,917)
Distributions to non-controlling interests in consolidated entities	(10,159)	(11,375)
Capital contributions from General Partner	947	1,282
Capital contributions to AB Holding	(733)	(1,411)
Payments of contingent payment arrangements/purchase of shares	(4,820)	(669)
Additional investments by AB Holding with proceeds from exercise of compensatory options to buy AB Holding Units	8,979	12,849
Purchases of AB Holding Units to fund long-term incentive compensation plan awards, net	(99,590)	(4,612)
Purchases of AB Units	(802)	(1,375)
Other	(20)	(27)
Net cash used in financing activities	(683,216)	(329,786)

Effect of exchange rate changes on cash and cash equivalents	(8,925)	(10,120)

Net increase in cash and cash equivalents	99,208	25,088
Cash and cash equivalents as of beginning of the period	555,503	509,891
Cash and cash equivalents as of end of the period	$654,711	$534,979

Index

Non-cash investing activities:
Fair value of assets acquired	$—	$87,821
Fair value of liabilities assumed	—	1,342
Fair value of redeemable non-controlling interest recorded	—	16,504
Non-cash financing activities:
Payables recorded under contingent payment arrangements	—	9,365
See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2015
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

Index

Organization

As of September 30, 2015, AXA, a société anonyme organized under the laws of France and the holding company for an international group of insurance and related financial services companies, through certain of its subsidiaries (“AXA and its subsidiaries”), owned approximately 1.5% of the issued and outstanding units representing assignments of beneficial ownership of limited partnership interests in AllianceBernstein Holding L.P. (“AB Holding Units”).

As of September 30, 2015, the ownership structure of AB, expressed as a percentage of general and limited partnership interests, was as follows:

AXA and its subsidiaries	62.8%
AB Holding	35.8
Unaffiliated holders	1.4
100.0%

AllianceBernstein Corporation (an indirect wholly-owned subsidiary of AXA, “General Partner”) is the general partner of both AllianceBernstein Holding L.P. (“AB Holding”) and AB. AllianceBernstein Corporation owns 100,000 general partnership units in AB Holding and a 1% general partnership interest in AB. Including both the general partnership and limited partnership interests in AB Holding and AB, AXA and its subsidiaries had an approximate 63.4% economic interest in AB as of September 30, 2015.

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

In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, that eliminates the requirement to restate prior period financial statements for measurement period adjustments. The new guidance requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. The amendment is effective prospectively for fiscal years (and interim periods within those years) beginning after December 15, 2015 and is not expected to have a material impact on our financial condition or results of operations.

3.	Long-term Incentive Compensation Plans

We maintain several unfunded, non-qualified long-term incentive compensation plans, under which we grant annual awards to employees, generally in the fourth quarter.

Awards granted in December 2014 and 2013 allowed participants to allocate their awards between restricted AB Holding Units and deferred cash. Participants (except certain members of senior management) generally could allocate up to 50% of their awards to deferred cash, not to exceed a total of $250,000 per award. Each of our employees based outside of the United States (other than expatriates), who received a 2014 or 2013 award of $100,000 or less, could have allocated up to 100% of his or her award to deferred cash. For awards granted in 2014 and 2013, participants allocated their awards prior to the date on which the Compensation Committee granted awards, December 12, 2014 and 2013, respectively. For these awards, the number of AB Holding Units awarded was based on the closing price of an AB Holding Unit on those days. For awards granted in 2014 and 2013:

•	We engaged in open-market purchases of AB Holding Units or purchased newly-issued AB Holding Units from AB Holding that were awarded to participants and held them in a consolidated rabbi trust.

•	Quarterly distributions on vested and unvested AB Holding Units are paid currently to participants, regardless of whether or not a long-term deferral election has been made.

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

Grants of restricted AB Holding Units and options to buy AB Holding Units typically are awarded during the second quarter to members of the Board of Directors of the General Partner, who are not employed by our company or by any of our affiliates

Index

(“Eligible Directors”). Restricted AB Holding Units are distributed on the third anniversary of the grant date and the options become exercisable ratably over three years. These restricted AB Holding Units and options are not forfeitable (except if the Eligible Director is terminated for “Cause”, as that term is defined in the applicable award agreement). Because there is no service requirement, we fully expense these awards on grant date.

We fund our restricted AB Holding Unit awards either by purchasing AB Holding Units on the open market or purchasing newly-issued AB Holding Units from AB Holding, and then holding all of these AB Holding Units in a consolidated rabbi trust until distributing them to employees or retiring them. In accordance with the Amended and Restated Agreement of Limited Partnership of AB (“AB Partnership Agreement”), when AB purchases newly-issued AB Holding Units from AB Holding, AB Holding is required to use the proceeds it receives from AB to purchase the equivalent number of newly-issued AB Units, thus increasing its percentage ownership interest in AB. AB Holding Units held in the consolidated rabbi trust are corporate assets in the name of the trust and are available to the general creditors of AB.

During the three and nine months ended September 30, 2015, we purchased 3.0 million and 3.8 million AB Holding Units for $82.1 million and $103.4 million, respectively (on a trade date basis). These amounts reflect open-market purchases of 3.0 million and 3.7 million AB Holding Units for $82.1 million and $101.1 million, respectively, with the remainder relating to purchases of AB Holding Units from employees to allow them to fulfill statutory tax withholding requirements at the time of distribution of long-term incentive compensation awards. During the three and nine months ended September 30, 2014, we purchased approximately 0.1 million and 0.2 million AB Holding Units for $1.3 million and $5.4 million, respectively (on a trade date basis). These amounts reflect purchases of AB Holding Units from employees to allow them to fulfill statutory tax withholding requirements at the time of distribution of long-term incentive compensation awards.

Each quarter, we implement plans to repurchase AB Holding Units pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (“Exchange Act”). A Rule 10b5-1 plan allows a company to repurchase its shares at times when it otherwise might be prevented from doing so because of self-imposed trading blackout periods or because it possesses material non-public information. Each broker we select has the authority under the terms and limitations specified in the plan to repurchase AB Holding Units on our behalf in accordance with the terms of the plan. Repurchases are subject to regulations promulgated by the SEC as well as certain price, market volume and timing constraints specified in the plan. The plan adopted during the third quarter of 2015 expired at the close of business on October 21, 2015. We may adopt additional Rule 10b5-1 plans in the future to engage in open-market purchases of AB Holding Units to help fund anticipated obligations under our incentive compensation award program and for other corporate purposes.

During the first nine months of 2015 and 2014, we granted to employees and Eligible Directors 0.3 million and 0.8 million restricted AB Holding Unit awards, respectively. We used AB Holding Units repurchased during the period and newly-issued AB Holding Units to fund these awards.

During the first nine months of 2015 and 2014, AB Holding issued 0.5 million and 0.8 million AB Holding Units, respectively, upon exercise of options to buy AB Holding Units. AB Holding used the proceeds of $9.0 million and $12.8 million, respectively, received from employees as payment in cash for the exercise price to purchase the equivalent number of newly-issued AB Units.

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

On October 22, 2015, the General Partner declared a distribution of $0.50 per AB Unit, representing a distribution of Available Cash Flow for the three months ended September 30, 2015. The General Partner, as a result of its 1% general partnership interest, is entitled to receive 1% of each distribution. The distribution is payable on November 19, 2015 to holders of record on November 2, 2015.

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

During the first nine months of 2015, we recorded pre-tax real estate charges of $1.2 million, resulting from a change in estimates related to previously recorded real estate charges.

The activity in the liability account relating to our 2010 and 2012 office space consolidation initiatives for the following periods is as follows:

	Nine Months Ended September 30, 2015	Twelve Months Ended December 31, 2014
	(in thousands)

Balance as of beginning of period	$148,429	$199,527
Expense (credit) incurred	2,258	(4,755)
Payments made	(30,877)	(50,893)
Interest accretion	3,232	4,550
Balance as of end of period	$123,042	$148,429

6.	Net Income per Unit

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands, except per unit amounts)

Net income attributable to AB Unitholders	$134,976	$139,798	$425,539	$392,958

Weighted average units outstanding – basic	271,911	269,372	272,530	268,874
Dilutive effect of compensatory options to buy AB Holding Units	970	1,249	1,113	1,174
Weighted average units outstanding – diluted	272,881	270,621	273,643	270,048
Basic net income per AB Unit	$0.49	$0.51	$1.55	$1.45
Diluted net income per AB Unit	$0.49	$0.51	$1.54	$1.44

For the three and nine months ended September 30, 2015, we excluded 2,771,250 and 2,383,589 options, respectively, from the diluted net income per unit computation due to their anti-dilutive effect. For the three and nine months ended September 30,

Index

2014, we excluded 2,774,117 and 2,806,033 options, respectively, from the diluted net income per unit computation due to their anti-dilutive effect.

7.	Cash and Securities Segregated Under Federal Regulations and Other Requirements

As of September 30, 2015 and December 31, 2014, $0.3 billion and $0.4 billion, respectively, of U.S. Treasury Bills were segregated in a special reserve bank custody account for the exclusive benefit of brokerage customers of Sanford C. Bernstein & Co., LLC (one of our subsidiaries, “SCB LLC”) under Rule 15c3-3 of the Exchange Act.

AllianceBernstein Investments, Inc. (one of our subsidiaries and the distributor of our U.S. mutual funds, “AllianceBernstein Investments”) maintains several special bank accounts for the exclusive benefit of customers. As of September 30, 2015 and December 31, 2014, $31.6 million and $61.3 million, respectively, of cash was segregated in these bank accounts.

8.	Investments

Investments consist of:
	September 30, 2015	December 31, 2014
	(in thousands)

Available-for-sale (primarily seed capital)	$325	$6,172
Trading:
Long-term incentive compensation-related	57,623	74,095
U.S. Treasury Bills	25,030	28,982
Seed capital	398,656	400,746
Equities	57,458	79,720
Exchange-traded options	11,178	22,290
Investments in limited partnership hedge funds:
Long-term incentive compensation-related	18,403	24,684
Seed capital	25,085	33,951
Consolidated private equity fund (10% seed capital)	24,602	32,604
Private equity (seed capital)	49,503	48,734
Other	12,777	11,497
Total investments	$680,640	$763,475

Total investments related to long-term incentive compensation obligations of $76.0 million and $98.8 million as of September 30, 2015 and December 31, 2014, respectively, consist of company-sponsored mutual funds and hedge funds. For long-term incentive compensation awards granted before 2009, we typically made investments in our services that were notionally elected by plan participants and maintained them (and continue to maintain them) in a consolidated rabbi trust or separate custodial account. The rabbi trust and custodial account enable us to hold such investments separate from our other assets for the purpose of settling our obligations to participants. The investments held in the rabbi trust and custodial account remain available to the general creditors of AB.

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

U.S. Treasury Bills, the majority of which are pledged as collateral with clearing organizations, are held by SCB LLC in its investment account. These clearing organizations have the ability by contract or custom to sell or re-pledge this collateral.

We allocate seed capital to our investment teams to help them develop new products and services for our clients. The seed capital trading investments are equity and fixed income products, primarily in the form of separately-managed account portfolios, U.S. mutual funds, Luxembourg funds, Japanese investment trust management funds or Delaware business trusts. We also may allocate seed capital to investments in private equity funds, such as our consolidated venture capital fund, which

Index

holds technology, media, telecommunications, healthcare and clean-tech investments, and a third-party venture capital fund that invests in communications, consumer, digital media, healthcare and information technology markets.

Trading securities also include long positions in corporate equities, an exchange-traded fund and long exchange-traded options traded through our options desk.

The portion of trading gains (losses) for the three and nine months ended September 30, 2015 and 2014 related to trading securities held as of September 30, 2015 and 2014 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)

Net (losses) gains recognized during the period	$(31,965)	$(14,784)	$(26,613)	$10,985
Less: net gains recognized during the period on trading securities sold during the period	1,059	3,580	7,612	11,446
Unrealized (losses) recognized during the period on trading securities held	$(33,024)	$(18,364)	$(34,225)	$(461)

9.	Derivative Instruments

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

The notional value and fair value as of September 30, 2015 and December 31, 2014 for derivative instruments (excluding our options desk trading activities discussed below) not designated as hedging instruments were as follows:

		Fair Value
	Notional Value	Asset Derivatives	Liability Derivatives
	(in thousands)
September 30, 2015:
Exchange-traded futures	$140,160	$2,740	$264
Currency forwards	296,794	6,092	3,644
Interest rate swaps	73,565	5,251	6,666
Credit default swaps	29,092	2,322	334
Option swaps	213	81	25
Total return swaps	88,964	2,253	421
Total derivatives	$628,788	$18,739	$11,354

December 31, 2014:
Exchange-traded futures	$149,863	$571	$2,438
Currency forwards	149,282	1,782	333
Interest rate swaps	50,591	1,507	2,679
Credit default swaps	32,745	1,432	110
Option swaps	11	107	88
Total return swaps	125,913	1,388	3,744
Total derivatives	$508,405	$6,787	$9,392

As of September 30, 2015 and December 31, 2014, the derivative assets and liabilities are included in both receivables and payables to brokers and dealers on our condensed consolidated statements of financial condition.

Index

The gains and losses for derivative instruments (excluding our options desk trading activities) for the three and nine months ended September 30, 2015 and 2014 recognized in investment gains (losses) in the condensed consolidated statements of income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)

Exchange-traded futures	$16,683	$1,715	$13,124	$(2,681)
Currency forwards	5,900	3,462	8,058	450
Interest rate swaps	(438)	170	(768)	(1,757)
Credit default swaps	422	320	207	(59)
Options swaps	80	(93)	59	(235)
Total return swaps	1,086	(1,154)	(529)	(10,764)
Net gains (losses) on derivative instruments	$23,733	$4,420	$20,151	$(15,046)

We may be exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments. We minimize our counterparty exposure through a credit review and approval process. In addition, we executed various collateral arrangements with counterparties to the over-the-counter derivative transactions that require both pledging and accepting collateral in the form of cash. As of September 30, 2015 and December 31, 2014, we held $5.2 million and $1.0 million, respectively, of cash collateral payable to trade counterparties. This obligation to return cash is reported in payables to brokers and dealers in our condensed consolidated statements of financial condition.

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

Certain of our standardized contracts for over-the-counter derivative transactions (“ISDA Master Agreements”) contain credit risk related contingent provisions pertaining to each counterparty’s credit rating. In some ISDA Master Agreements, if the counterparty’s credit rating, or in some agreements, our assets under management (“AUM”), falls below a specified threshold, either a default or a termination event permitting the counterparty to terminate the ISDA Master Agreement would be triggered. In all agreements that provide for collateralization, various levels of collateralization of net liability positions are applicable, depending on the credit rating of the counterparty. As of September 30, 2015 and December 31, 2014, we delivered $3.5 million and $13.2 million, respectively, of cash collateral into brokerage accounts. We report this cash collateral in cash and cash equivalents in our condensed consolidated statements of financial condition.

As of September 30, 2015 and December 31, 2014, we held $11.2 million and $22.3 million, respectively, of long exchange-traded equity options, which are classified as trading investments and included in other investments on our condensed consolidated statements of financial condition. In addition, as of September 30, 2015 and December 31, 2014, we held $4.1 million and $7.1 million, respectively, of short exchange-traded equity options, which are included in securities sold not yet purchased on our condensed consolidated statements of financial condition. Our options desk provides our clients with equity derivative strategies and execution for exchange-traded options on single stocks, exchange-traded funds and indices. While predominately agency-based, the options desk may commit capital to facilitate a client’s transaction. Our options desk hedges the risks associated with this activity by taking offsetting positions in equities. For the three and nine months ended September 30, 2015, we recognized $14.1 million and $54.5 million, respectively, of losses on equity options activity. For the three and nine months ended September 30, 2014, we recognized $24.5 million and $114.9 million, respectively, of losses on equity options activity. These losses are recognized in investment gains (losses) in the condensed consolidated statements of income.

Index

10.	Offsetting Assets and Liabilities

Offsetting of assets as of September 30, 2015 and December 31, 2014 was as follows:

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
	(in thousands)
September 30, 2015:
Securities borrowed	$108,044	$—	$108,044	$—	$(108,044)	$—
Derivatives	$18,739	$—	$18,739	$—	$(5,168)	$13,571
Long exchange-traded options	$11,178	$—	$11,178	$—	$—	$11,178
December 31, 2014:
Securities borrowed	$158,147	$—	$158,147	$—	$(158,147)	$—
Derivatives	$6,787	$—	$6,787	$—	$(990)	$5,797
Long exchange-traded options	$22,290	$—	$22,290	$—	$—	$22,290

Offsetting of liabilities as of September 30, 2015 and December 31, 2014 was as follows:

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Pledged	Net Amount
	(in thousands)
September 30, 2015:
Securities loaned	$4,751	$—	$4,751	$—	$(4,751)	$—
Derivatives	$11,354	$—	$11,354	$—	$(3,545)	$7,809
Short exchange-traded options	$4,103	$—	$4,103	$—	$—	$4,103
December 31, 2014:
Securities loaned	$33,645	$—	$33,645	$—	$(33,645)	$—
Derivatives	$9,392	$—	$9,392	$—	$(9,392)	$—
Short exchange-traded options	$7,118	$—	$7,118	$—	$—	$7,118

Cash collateral, whether pledged or received on derivative instruments, is not considered material and, accordingly, is not disclosed by counterparty.

Index

11.	Fair Value

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

Index

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Valuation of our financial instruments by pricing observability levels as of September 30, 2015 and December 31, 2014 was as follows (in thousands):

	Level 1	Level 2	Level 3	Total
September 30, 2015:
Money markets	$261,553	$—	$—	$261,553
U.S. Treasury Bills	—	374,998	—	374,998
Available-for-sale
Equity securities	135	—	—	135
Fixed income securities	190	—	—	190
Trading
Equity securities	320,051	20,962	119	341,132
Fixed income securities	170,572	2,033	—	172,605
Long exchange-traded options	11,178	—	—	11,178
Derivatives	2,740	15,999	—	18,739
Private equity	14,388	—	49,467	63,855
Total assets measured at fair value	$780,807	$413,992	$49,586	$1,244,385

Securities sold not yet purchased
Short equities – corporate	$26,606	$—	$—	$26,606
Short exchange-traded options	4,103	—	—	4,103
Derivatives	264	11,090	—	11,354
Contingent payment arrangements	—	—	38,817	38,817
Total liabilities measured at fair value	$30,973	$11,090	$38,817	$80,880

December 31, 2014:
Money markets	$89,566	$—	$—	$89,566
U.S. Treasury Bills	—	444,152	—	444,152
Available-for-sale
Equity securities	5,951	—	—	5,951
Fixed income securities	221	—	—	221
Trading
Equity securities	387,495	7	—	387,502
Fixed income securities	164,317	2,742	—	167,059
Long exchange-traded options	22,290	—	—	22,290
Derivatives	571	6,216	—	6,787
Private equity	12,162	—	58,926	71,088
Total assets measured at fair value	$682,573	$453,117	$58,926	$1,194,616

Securities sold not yet purchased
Short equities – corporate	$81,784	$—	$—	$81,784
Short exchange-traded options	7,118	—	—	7,118
Derivatives	2,438	6,954	—	9,392
Contingent payment arrangements	—	—	42,436	42,436
Total liabilities measured at fair value	$91,340	$6,954	$42,436	$140,730

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

Index

The change in carrying value associated with Level 3 financial instruments carried at fair value, classified as private equity investments and trading equity securities, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)

Balance as of beginning of period	$50,854	$53,006	$58,926	$52,081
Transfer out	—	(1,607)	(26)	(1,607)
Purchases	—	—	198	2,821
Sales	—	—	(18,042)	(1,121)
Realized gains (losses), net	—	—	4,920	721
Unrealized (losses) gains, net	(1,268)	2,250	3,610	754
Balance as of end of period	$49,586	$53,649	$49,586	$53,649

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

Quantitative information about private equity Level 3 fair value measurements as of September 30, 2015 and December 31, 2014 is as follows:

	Fair value as of September 30, 2015	Valuation Technique	Unobservable Input	Range
	(in thousands)
Private Equity:
Technology, Media and Telecommunications	$10,115	Market comparable companies	Revenue multiple	2.1 - 5.3
			Marketability discount	30%

Also, as of September 30, 2015, we have an investment in a private equity fund focused exclusively on the energy sector (fair value of $6.5 million) that is classified as Level 3. This investment’s valuation is based on a market approach, considering recent transactions of the fund and the industry.

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
One of our private equity investments is a venture capital fund (fair value of $32.8 million and unfunded commitment of $2.9 million as of September 30, 2015) that invests in communications, consumer, digital media, healthcare and information technology markets. In addition, one of the investments included in our consolidated private equity fund (fair value of $0.1 million and no unfunded commitment as of September 30, 2015) is a venture capital fund investing in clean energy, resource and energy efficiency and other sustainable industries. The fair value of each of these investments has been estimated using the capital account balances provided by the partnerships. The interests in these partnerships cannot be redeemed.
The change in carrying value associated with Level 3 financial instruments carried at fair value, classified as contingent payment arrangements, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)

Balance as of beginning of period	$42,032	$46,924	$42,436	$38,205
Addition	—	450	—	9,365
Accretion	443	476	1,328	1,117
Payments	(3,658)	(948)	(4,947)	(1,785)
Balance as of end of period	$38,817	$46,902	$38,817	$46,902

Quantitative information about these Level 3 fair value measurements as of September 30, 2015 and December 31, 2014 is as follows:

Our three acquisition-related contingent consideration liabilities (with a combined fair value of $38.8 million as of September 30, 2015 and $42.4 million as of December 31, 2014) currently are valued using projected AUM growth rates with a weighted average of 46%, revenue growth rates with a weighted average of 71%, and discount rates ranging between 3% (when using a cost of debt assumption) and 18% (when using a cost of capital assumption).

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We did not have any material assets or liabilities that were measured at fair value for impairment on a nonrecurring basis during the nine months ended September 30, 2015 or during the year ended December 31, 2014.

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

In management’s opinion, an adequate accrual has been made as of September 30, 2015 to provide for any probable losses regarding any litigation matters for which we can reasonably estimate an amount of loss. It is reasonably possible that we could incur additional losses pertaining to these matters, but currently we cannot estimate any such additional losses.

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

13.	Units Outstanding

Changes in limited partnership units outstanding during the nine-month period ended September 30, 2015 were as follows:

Outstanding as of December 31, 2014	273,040,452
Options exercised	526,201
Units issued	246,949
Units retired	(3,783,562)
Balance as of September 30, 2015	270,030,040

During the first nine months of 2015, we purchased 25,991 AB Units in private transactions and retired them.

14.	Debt

As of September 30, 2015 and December 31, 2014, AB had $357.0 million and $489.0 million, respectively, in commercial paper outstanding with weighted average interest rates of approximately 0.3% for both periods. The commercial paper is short term in nature, and as such, recorded value is estimated to approximate fair value (and considered a Level 2 security in the fair value hierarchy). Average daily borrowings of commercial paper during the first nine months of 2015 and the full year 2014 were $407.9 million and $335.0 million, respectively, with weighted average interest rates of approximately 0.3% and 0.2%, respectively.

15.	Changes in Capital

Changes in capital during the nine-month period ended September 30, 2015 were as follows:

Index

	Partners’ Capital Attributable to AB Unitholders	Non-Controlling Interests In Consolidated Entities	Total Capital
	(in thousands)

Balance as of December 31, 2014	$4,085,465	$30,396	$4,115,861
Comprehensive income:
Net income	425,539	4,879	430,418
Other comprehensive income, net of tax:
Unrealized (losses) on investments	(922)	—	(922)
Foreign currency translation adjustments	(13,283)	(97)	(13,380)
Changes in employee benefit related items	639	—	639
Comprehensive income	411,973	4,782	416,755

Distributions to General Partner and unitholders	(461,956)	—	(461,956)
Distributions from non-controlling interests	—	(10,159)	(10,159)
Purchases of AB Units	(802)	—	(802)
Compensation-related transactions	(78,489)	—	(78,489)
Other	2,314	—	2,314
Balance as of September 30, 2015	$3,958,505	$25,019	$3,983,524

Changes in capital during the nine-month period ended September 30, 2014 were as follows:

	Partners’ Capital Attributable to AB Unitholders	Non-Controlling Interests In Consolidated Entities	Total Capital
	(in thousands)

Balance as of December 31, 2013	$4,027,486	$42,240	$4,069,726
Comprehensive income:
Net income	392,958	(2,690)	390,268
Other comprehensive income, net of tax:
Unrealized gains on investments	644	—	644
Foreign currency translation adjustments	(8,932)	(50)	(8,982)
Changes in employee benefit related items	(2,429)	—	(2,429)
Comprehensive income	382,241	(2,740)	379,501

Distributions to General Partner and unitholders	(433,917)	—	(433,917)
Distributions to non-controlling interests	—	(11,375)	(11,375)
Purchases of AB Units	(1,375)	—	(1,375)
Compensation-related transactions	23,269	—	23,269
Other	(129)	—	(129)
Balance as of September 30, 2014	$3,997,575	$28,125	$4,025,700

Deferred taxes are not recognized on foreign currency translation adjustments for foreign subsidiaries, which have earnings that are considered permanently invested outside the United States.

Index

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

Index

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Our total assets under management (“AUM”) as of September 30, 2015 were $462.9 billion, down $22.2 billion, or 4.6%, compared to June 30, 2015, and down $10.1 billion, or 2.1%, compared to September 30, 2014. During the third quarter of 2015, AUM decreased primarily as a result of market depreciation of $19.6 billion and net outflows of $2.4 billion (Retail outflows of $1.6 billion and Institutional outflows of $0.9 billion, offset by Private Wealth Management inflows of $0.1 billion). During the twelve months ended September 30, 2015, AUM decreased primarily as a result of market depreciation of $13.7 billion, offset by net inflows of $4.1 billion (Institutional inflows of $7.5 billion, offset by Retail outflows of $3.3 billion and Private Wealth Management outflows of $0.1 billion).
Institutional AUM decreased $8.8 billion, or 3.6%, to $235.4 billion during the third quarter of 2015, primarily due to market depreciation of $7.8 billion and net outflows of $0.9 billion. Gross sales decreased 72.4% sequentially from $14.2 billion during the second quarter of 2015 to $3.9 billion during the third quarter of 2015. However, redemptions and terminations decreased 85.6% sequentially from $9.3 billion to $1.3 billion.
Retail AUM decreased $10.4 billion, or 6.4%, to $152.6 billion during the third quarter of 2015, primarily due to market depreciation of $8.6 billion and net outflows of $1.6 billion. Gross sales decreased 13.6% sequentially from $9.1 billion during the second quarter of 2015 to $7.9 billion during the third quarter of 2015. However, redemptions and terminations decreased 8.0% sequentially from $9.7 billion to $8.8 billion.
Private Wealth Management AUM decreased $3.0 billion, or 3.9%, to $74.9 billion during the third quarter of 2015, primarily due to market depreciation of $3.2 billion, offset by net inflows of $0.1 billion. Gross sales decreased 23.4% sequentially from $1.5 billion during the second quarter of 2015 to $1.1 billion during the third quarter of 2015. However, redemptions and terminations decreased 40.7% sequentially from $0.4 billion to $0.3 billion.
Bernstein Research Services revenue for the third quarter of 2015 was $127.1 million, up $14.9 million, or 13.3%, compared to the third quarter of 2014 as a result of positive growth across all regions, particularly within the U.S.
Net revenues for the third quarter of 2015 decreased $11.0 million, or 1.5%, to $738.7 million from $749.7 million in the third quarter of 2014. The most significant contributors to the decrease were lower distribution revenues of $10.1 million, lower base fees of $9.2 million and higher investment losses of $4.0 million, offset by higher Bernstein Research Services revenue of $14.9 million. Operating expenses for the third quarter of 2015 decreased $8.4 million, or 1.4%, to $596.6 million from $605.0 million in the third quarter of 2014. The decrease was primarily due to lower promotion and servicing of $11.3 million, offset by higher real estate charges of $2.7 million. Our operating income decreased $2.6 million, or 1.8%, to $142.1 million from $144.7 million and our operating margin decreased to 19.6% (23.5% on an adjusted basis) in the third quarter of 2015 from 19.9% (23.8% on an adjusted basis) in the third quarter of 2014.

Index

Assets Under Management

Assets under management by distribution channel are as follows:

	As of September 30,
	2015	2014	$ Change	% Change
	(in billions)

Institutions	$235.4	$236.8	$(1.4)	(0.6)%
Retail	152.6	162.0	(9.4)	(5.8)
Private Wealth Management	74.9	74.2	0.7	1.0
Total	$462.9	$473.0	$(10.1)	(2.1)

Assets under management by investment service are as follows:

	As of September 30,
	2015	2014	$ Change	% Change
	(in billions)
Equity
Actively Managed	$105.1	$112.3	$(7.2)	(6.4)%
Passively Managed(1)	45.2	49.6	(4.4)	(8.9)
Total Equity	150.3	161.9	(11.6)	(7.2)

Fixed Income
Actively Managed
Taxable	210.5	220.8	(10.3)	(4.7)
Tax–exempt	32.7	31.1	1.6	5.4
	243.2	251.9	(8.7)	(3.4)

Passively Managed(1)	10.5	10.0	0.5	5.7
Total Fixed Income	253.7	261.9	(8.2)	(3.1)

Other(2)	58.9	49.2	9.7	19.7
Total	$462.9	$473.0	$(10.1)	(2.1)

(1)Includes index and enhanced index services.
(2)Includes multi-asset solutions and services and certain alternative investments.

Index

Changes in assets under management for the three-month, nine-month and twelve-month periods ended September 30, 2015 are as follows:

	Distribution Channel
	Institutions	Retail	Private Wealth Management	Total
	(in billions)

Balance as of June 30, 2015	$244.2	$163.0	$77.9	$485.1
Long-term flows:
Sales/new accounts	3.9	7.9	1.1	12.9
Redemptions/terminations	(1.3)	(8.8)	(0.3)	(10.4)
Cash flow/unreinvested dividends	(3.5)	(0.7)	(0.7)	(4.9)
Net long-term (outflows) inflows	(0.9)	(1.6)	0.1	(2.4)
AUM adjustment(3)	—	(0.2)	—	(0.2)
Transfers	(0.1)	—	0.1
Market (depreciation)	(7.8)	(8.6)	(3.2)	(19.6)
Net change	(8.8)	(10.4)	(3.0)	(22.2)
Balance as of September 30, 2015	$235.4	$152.6	$74.9	$462.9

Balance as of December 31, 2014	$237.0	$161.5	$75.5	$474.0
Long-term flows:
Sales/new accounts	25.4	27.7	4.1	57.2
Redemptions/terminations	(13.1)	(27.5)	(1.4)	(42.0)
Cash flow/unreinvested dividends	(4.5)	(2.2)	(2.8)	(9.5)
Net long-term inflows (outflows)	7.8	(2.0)	(0.1)	5.7
AUM adjustment(3)	0.1	(0.3)	0.2	—
Transfers	(0.3)	(0.1)	0.4	—
Market (depreciation)	(9.2)	(6.5)	(1.1)	(16.8)
Net change	(1.6)	(8.9)	(0.6)	(11.1)
Balance as of September 30, 2015	$235.4	$152.6	$74.9	$462.9

Balance as of September 30, 2014	$236.8	$162.0	$74.2	$473.0
Long-term flows:
Sales/new accounts	30.2	36.9	5.3	72.4
Redemptions/terminations	(15.3)	(35.9)	(2.3)	(53.5)
Cash flow/unreinvested dividends	(7.4)	(4.3)	(3.1)	(14.8)
Net long-term inflows (outflows)	7.5	(3.3)	(0.1)	4.1
AUM adjustments(3)	0.1	(0.8)	0.2	(0.5)
Transfers	(0.2)	(0.3)	0.5	—
Market (depreciation) appreciation	(8.8)	(5.0)	0.1	(13.7)
Net change	(1.4)	(9.4)	0.7	(10.1)
Balance as of September 30, 2015	$235.4	$152.6	$74.9	$462.9

(1)Includes index and enhanced index services.
(2)Includes multi-asset solutions and services and certain alternative investments.

(3)	Represents adjustments to reported AUM for reporting methodology changes that do not represent inflows or outflows.

Index

	Investment Service
	Equity Actively Managed	Equity Passively Managed(1)	Fixed Income Actively Managed - Taxable	Fixed Income Actively Managed - Tax- Exempt	Fixed Income Passively Managed(1)	Other(2)	Total
	(in billions)

Balance as of June 30, 2015	$115.4	$50.3	$215.1	$32.5	$10.0	$61.8	$485.1
Long-term flows:
Sales/new accounts	4.6	0.2	5.9	0.9	0.3	1.0	12.9
Redemptions/terminations	(3.3)	(0.2)	(5.4)	(0.7)	(0.1)	(0.7)	(10.4)
Cash flow/unreinvested dividends	(1.0)	(1.1)	(2.7)	(0.2)	0.3	(0.2)	(4.9)
Net long-term inflows (outflows)	0.3	(1.1)	(2.2)	—	0.5	0.1	(2.4)
AUM adjustment(3)	—	—	—	(0.2)	—	—	(0.2)
Market (depreciation) appreciation	(10.6)	(4.0)	(2.4)	0.4	—	(3.0)	(19.6)
Net change	(10.3)	(5.1)	(4.6)	0.2	0.5	(2.9)	(22.2)
Balance as of September 30, 2015	$105.1	$45.2	$210.5	$32.7	$10.5	$58.9	$462.9

Balance as of December 31, 2014	$112.5	$50.4	$219.4	$31.6	$10.1	$50.0	$474.0
Long-term flows:
Sales/new accounts	12.7	0.5	27.3	3.6	0.5	12.6	57.2
Redemptions/terminations	(10.7)	(0.3)	(26.4)	(2.2)	(0.4)	(2.0)	(42.0)
Cash flow/unreinvested dividends	(4.4)	(1.9)	(3.2)	(0.7)	0.3	0.4	(9.5)
Net long-term (outflows) inflows	(2.4)	(1.7)	(2.3)	0.7	0.4	11.0	5.7
AUM adjustment(3)	0.1	—	—	(0.1)	—	—	—
Market (depreciation) appreciation	(5.1)	(3.5)	(6.6)	0.5	—	(2.1)	(16.8)
Net change	(7.4)	(5.2)	(8.9)	1.1	0.4	8.9	(11.1)
Balance as of September 30, 2015	$105.1	$45.2	$210.5	$32.7	$10.5	$58.9	$462.9

Index

	Investment Service
	Equity Actively Managed	Equity Passively Managed(1)	Fixed Income Actively Managed - Taxable	Fixed Income Actively Managed - Tax- Exempt	Fixed Income Passively Managed(1)	Other(2)	Total
	(in billions)

Balance as of September 30, 2014	$112.3	$49.6	$220.8	$31.1	$10.0	$49.2	$473.0
Long-term flows:
Sales/new accounts	16.0	0.7	36.4	4.7	0.6	14.0	72.4
Redemptions/terminations	(15.0)	(0.4)	(31.7)	(3.0)	(0.5)	(2.9)	(53.5)
Cash flow/unreinvested dividends	(5.9)	(2.7)	(6.4)	(0.8)	0.5	0.5	(14.8)
Net long-term (outflows) inflows	(4.9)	(2.4)	(1.7)	0.9	0.6	11.6	4.1
AUM adjustments(3)	—	—	(0.3)	(0.1)	—	(0.1)	(0.5)
Market (depreciation) appreciation	(2.3)	(2.0)	(8.3)	0.8	(0.1)	(1.8)	(13.7)
Net change	(7.2)	(4.4)	(10.3)	1.6	0.5	9.7	(10.1)
Balance as of September 30, 2015	$105.1	$45.2	$210.5	$32.7	$10.5	$58.9	$462.9

(1)Includes index and enhanced index services.
(2)Includes multi-asset solutions and services and certain alternative investments.

(3)	Represents adjustments to reported AUM for reporting methodology changes that do not represent inflows or outflows.

Index

Average assets under management by distribution channel and investment service are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
	(in billions)				(in billions)
Distribution Channel:
Institutions	$240.8	$240.2	$0.6	0.2%	$244.1	$233.1	$11.0	4.7%
Retail	158.6	164.4	(5.8)	(3.5)	161.6	158.5	3.1	2.0
Private Wealth Management	76.8	74.4	2.4	3.3	77.2	73.1	4.1	5.5
Total	$476.2	$479.0	$(2.8)	(0.6)	$482.9	$464.7	$18.2	3.9
Investment Service:
Equity Actively Managed	$111.2	$114.3	$(3.1)	(2.7)%	$113.4	$110.5	$2.9	2.6%
Equity Passively Managed(1)	48.3	50.1	(1.8)	(3.5)	49.8	49.2	0.6	1.3
Fixed Income Actively Managed – Taxable	212.9	225.7	(12.8)	(5.7)	219.9	218.9	1.0	0.4
Fixed Income Actively Managed – Tax-exempt	32.7	30.7	2.0	6.3	32.5	30.2	2.3	7.7
Fixed Income Passively Managed(1)	10.3	9.9	0.4	4.3	10.2	9.6	0.6	5.3
Other (2)	60.8	48.3	12.5	26.0	57.1	46.3	10.8	23.5
Total	$476.2	$479.0	$(2.8)	(0.6)	$482.9	$464.7	$18.2	3.9

(1)Includes index and enhanced index services.
(2)Includes multi-asset solutions and services and certain alternative investments.

Our Institutional channel third quarter average AUM of $240.8 billion increased $0.6 billion, or 0.2%, compared to the third quarter of 2014; however, our Institutional AUM decreased $1.4 billion, or 0.6%, to $235.4 billion for the twelve month period ended September 30, 2015. The $1.4 billion decrease in AUM for that twelve month period primarily resulted from market depreciation of $8.8 billion (of which $7.8 billion occurred in the third quarter of 2015), offset by net inflows of $7.5 billion.
Our Retail channel third quarter average AUM of $158.6 billion decreased $5.8 billion, or 3.5%, compared to the third quarter of 2014, primarily due to our Retail AUM decreasing $9.4 billion, or 5.8%, to $152.6 billion for the twelve month period ended September 30, 2015. The $9.4 billion decrease in AUM for that twelve month period primarily resulted from market depreciation of $5.0 billion ($8.6 billion of market depreciation occurred in the third quarter of 2015) and net outflows of $3.3 billion.
Our Private Wealth Management channel third quarter average AUM of $76.8 billion increased $2.4 billion, or 3.3%, compared to the third quarter of 2014, primarily due to our Private Wealth Management AUM increasing $0.7 billion, or 1.0%, to $74.9 billion for the twelve month period ended September 30, 2015. The $0.7 billion increase in AUM for that twelve month period primarily resulted from transfers of assets from the Institutional and Retail channels of $0.5 billion and market appreciation of $0.1 billion (although $3.2 billion of market depreciation occurred in the third quarter of 2015).

Index

Absolute investment composite returns, gross of fees, and relative performance as of September 30, 2015 compared to benchmarks for certain representative Institutional equity and fixed income services are as follows:

	1-Year	3-Year	5-Year
Global High Income - Hedged (fixed income)
Absolute return	(3.1)%	4.0%	6.3%
Relative return (vs. Barclays Global High Yield Index - Hedged)	(1.1)	(0.2)	(0.2)
Global Fixed Income (fixed income)
Absolute return	(3.6)	(2.9)	1.1
Relative return (vs. CITI WLD GV BD-USD/JPM GLBL BD)	0.3	—	1.3
Intermediate Municipal Bonds (fixed income)
Absolute return	2.1	1.8	2.9
Relative return (vs. Lipper Short/Int. Blended Muni Fund Avg)	1.1	0.6	0.7
U.S. Strategic Core Plus (fixed income)
Absolute return	3.1	2.5	3.8
Relative return (vs. Barclays U.S. Aggregate Index)	0.2	0.7	0.7
Emerging Market Debt (fixed income)
Absolute return	(5.7)	(0.4)	3.9
Relative return (vs. JPM EMBI Global/JPM EMBI)	(3.8)	(0.9)	(0.5)
Global Plus (fixed income)
Absolute return	(3.2)	(1.6)	1.2
Relative return (vs. Barclays Global Aggregate Index)	—	—	0.4
Emerging Markets Value
Absolute return	(19.7)	(5.4)	(5.3)
Relative return (vs. MSCI EM Index)	(0.4)	(0.2)	(1.7)
Global Strategic Value
Absolute return	(4.0)	13.4	7.5
Relative return (vs. MSCI ACWI Index)	2.6	6.4	0.7
U.S. Small & Mid Cap Value
Absolute return	0.8	14.9	12.8
Relative return (vs. Russell 2500 Value Index)	3.2	3.9	1.3
U.S. Strategic Value
Absolute return	(5.4)	14.5	11.5
Relative return (vs. Russell 1000 Value Index)	(1.0)	2.9	(0.8)
Growth & Income
Absolute return	0.5	13.0	14.7
Relative return (vs. Russell 1000 Value Index)	4.9	1.4	2.4
U.S. Small Cap Growth
Absolute return	(2.1)	10.8	14.9
Relative return (vs. Russell 2000 Growth Index)	(6.1)	(2.0)	1.6
U.S. Large Cap Growth
Absolute return	10.2	17.7	16.7
Relative return (vs. Russell 1000 Growth Index)	7.0	4.1	2.3
U.S. Small & Mid Cap Growth
Absolute return	0.3	12.1	14.8
Relative return (vs. Russell 2500 Growth Index)	(3.1)	(1.7)	0.8
Select U.S. Equity
Absolute return	0.7	13.4	14.9
Relative return (vs. S&P 500 Index)	1.3	1.0	1.6
Strategic Equities (inception June 30, 2012)
Absolute return	3.3	14.1	N/A
Relative return (vs. All Cap Index)	4.0	1.7	N/A

Index

Consolidated Results of Operations

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
	(in thousands, except per unit amounts)				(in thousands, except per unit amounts)

Net revenues	$738,693	$749,748	$(11,055)	(1.5)%	$2,294,001	$2,218,014	$75,987	3.4%
Expenses	596,642	605,040	(8,398)	(1.4)	1,833,814	1,799,963	33,851	1.9
Operating income	142,051	144,708	(2,657)	(1.8)	460,187	418,051	42,136	10.1
Income taxes	10,146	9,410	736	7.8	29,769	27,783	1,986	7.1
Net income	131,905	135,298	(3,393)	(2.5)	430,418	390,268	40,150	10.3
Net (loss) income of consolidated entities attributable to non-controlling interests	(3,071)	(4,500)	1,429	(31.8)	4,879	(2,690)	7,569	n/m
Net income attributable to AB Unitholders	$134,976	$139,798	$(4,822)	(3.4)	$425,539	$392,958	32,581	8.3

Diluted net income per AB Unit	$0.49	$0.51	$(0.02)	(3.9)	$1.54	$1.44	$0.10	6.9

Distributions per AB Unit	$0.50	$0.51	$(0.01)	(2.0)	$1.55	$1.45	$0.10	6.9

Operating margin (1)	19.6%	19.9%			19.8%	19.0%

(1)Operating income excluding net (loss) income attributable to non-controlling interests as a percentage of net revenues.

Net income attributable to AB Unitholders for the three months ended September 30, 2015 decreased $4.8 million, or 3.4%, from the three months ended September 30, 2014. The decrease was due to (in millions):

Higher Bernstein Research Services revenue	$14.9
Lower promotion and services expenses	11.3
Lower distribution revenues	(10.1)
Lower base advisory fees	(9.2)
Higher investment losses	(4.0)
Higher real estate charges	(2.7)
Lower other revenues	(1.9)
Lower performance-based fees	(1.0)
Higher income tax expense	(0.7)
Other	(1.4)
$(4.8)

Index

Net income attributable to AB Unitholders for the nine months ended September 30, 2015 increased $32.6 million, or 8.3%, from the nine months ended September 30, 2014. The increase was due to (in millions):

Higher base advisory fees	$57.4
Higher Bernstein Research Services revenue	20.9
Higher employee compensation and benefits expenses	(29.8)
Lower distribution revenues	(5.6)
Lower performance-based fees	(5.0)
Lower other revenues	(4.7)
Higher general and administrative expenses (excluding real estate charges)	(2.1)
Other	1.5
$32.6

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

During the first nine months of 2015, we recorded pre-tax real estate charges of $1.2 million, resulting from a change in estimates related to previously recorded real estate charges.

Units Outstanding

Each quarter, we implement plans to repurchase AB Holding Units pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (“Exchange Act”). A Rule 10b5-1 plan allows a company to repurchase its shares at times when it otherwise might be prevented from doing so because of self-imposed trading blackout periods or because it possesses material non-public information. Each broker we select has the authority under the terms and limitations specified in the plan to repurchase AB Holding Units on our behalf in accordance with the terms of the plan. Repurchases are subject to regulations promulgated by the SEC as well as certain price, market volume and timing constraints specified in the plan. The plan adopted during the third quarter of 2015 expired at the close of business on October 21, 2015. We may adopt additional Rule 10b5-1 plans in the future to engage in open-market purchases of AB Holding Units to help fund anticipated obligations under our incentive compensation award program and for other corporate purposes.

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

Index

Management Operating Metrics

We are providing the non-GAAP measures “adjusted net revenues”, “adjusted operating income” and “adjusted operating margin” because they are the principal operating metrics management uses in evaluating and comparing period-to-period operating performance. Management principally uses these metrics in evaluating performance because they present a clearer picture of our operating performance and allow management to see long-term trends without the distortion primarily caused by long-term incentive compensation-related mark-to-market adjustments, real estate consolidation charges and other adjustment items. Similarly, we believe that these management operating metrics help investors better understand the underlying trends in our results and, accordingly, provide a valuable perspective for investors.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)

Net revenues, US GAAP basis	$738,693	$749,748	$2,294,001	$2,218,014
Exclude:
Long-term incentive compensation-related investment (gains)	5,273	1,646	2,485	(3,066)
Long-term incentive compensation-related dividends and interest	(130)	(145)	(416)	(479)
90% of consolidated venture capital fund investment losses (gains)	2,829	4,374	(5,558)	2,233
Distribution-related payments	(96,690)	(107,859)	(299,654)	(308,469)
Amortization of deferred sales commissions	(12,359)	(11,234)	(37,471)	(29,517)
Pass-through fees and expenses	(11,425)	(10,168)	(35,840)	(28,129)
Adjusted net revenues	$626,191	$626,362	$1,917,547	$1,850,587

Operating income, US GAAP basis	$142,051	$144,708	$460,187	$418,051
Exclude:
Long-term incentive compensation-related items	226	555	368	738
Real estate (credits) charges	1,682	(980)	1,219	457
Acquisition-related expenses	—	366	—	2,682
Sub-total of non-GAAP adjustments	1,908	(59)	1,587	3,877
Less: Net income (loss) of consolidated entities attributable to non-controlling interests	(3,071)	(4,500)	4,879	(2,690)
Adjusted operating income	$147,030	$149,149	$456,895	$424,618

Adjusted operating margin	23.5%	23.8%	23.8%	22.9%

Adjusted operating income for the three months ended September 30, 2015 decreased $2.1 million, or 1.4%, from the three months ended September 30, 2014, primarily due to lower investment advisory base fees of $10.4 million, higher investment losses of $2.0 million and higher employee compensation expense (excluding the impact of long-term incentive compensation-related items) of $4.5 million, offset by higher Bernstein Research Services revenue of $14.9 million. Adjusted operating income for the nine months ended September 30, 2015 increased $32.3 million, or 7.6%, from the nine months ended September 30, 2014, primarily due to higher investment advisory base fees of $50.2 million and higher Bernstein Research Services revenue of $20.9 million, offset by higher employee compensation expense (excluding the impact of long-term incentive compensation-related items) of $38.0 million.

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

Index

Net Revenues

The components of net revenues are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
	(in thousands)				(in thousands)
Investment advisory and services fees:
Institutions:
Base fees	$102,550	$105,918	$(3,368)	(3.2)%	$318,756	$307,581	$11,175	3.6%
Performance-based fees	1,038	1,224	(186)	(15.2)	10,065	6,140	3,925	63.9
	103,588	107,142	(3,554)	(3.3)	328,821	313,721	15,100	4.8
Retail:
Base fees	210,568	222,292	(11,724)	(5.3)	644,530	628,222	16,308	2.6
Performance-based fees	(866)	476	(1,342)	n/m	8,184	11,797	(3,613)	(30.6)
	209,702	222,768	(13,066)	(5.9)	652,714	640,019	12,695	2.0
Private Wealth Management:
Base fees	171,345	165,440	5,905	3.6	512,680	482,730	29,950	6.2
Performance-based fees	1,651	1,153	498	43.2	1,983	7,265	(5,282)	(72.7)
	172,996	166,593	6,403	3.8	514,663	489,995	24,668	5.0
Total:
Base fees	484,463	493,650	(9,187)	(1.9)	1,475,966	1,418,533	57,433	4.0
Performance-based fees	1,823	2,853	(1,030)	(36.1)	20,232	25,202	(4,970)	(19.7)
	486,286	496,503	(10,217)	(2.1)	1,496,198	1,443,735	52,463	3.6

Bernstein Research Services	127,065	112,147	14,918	13.3	375,021	354,129	20,892	5.9
Distribution revenues	105,365	115,513	(10,148)	(8.8)	326,399	332,041	(5,642)	(1.7)
Dividend and interest income	5,459	4,744	715	15.1	16,220	13,523	2,697	19.9
Investment gains (losses)	(10,326)	(6,278)	(4,048)	64.5	5,555	(4,891)	10,446	n/m
Other revenues	25,647	27,589	(1,942)	(7.0)	76,660	81,362	(4,702)	(5.8)
Total revenues	739,496	750,218	(10,722)	(1.4)	2,296,053	2,219,899	76,154	3.4
Less: Interest expense	803	470	333	70.9	2,052	1,885	167	8.9
Net revenues	$738,693	$749,748	$(11,055)	(1.5)	$2,294,001	$2,218,014	$75,987	3.4

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

Index

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

For the three months ended September 30, 2015, our investment advisory and services fees decreased by $10.2 million, or 2.1%, from the three months ended September 30, 2014, primarily due to a $9.2 million, or 1.9%, decrease in base fees, which primarily resulted from a 0.6% decrease in average AUM. For the nine months ended September 30, 2015, our investment advisory and service fees increased by $52.5 million, or 3.6%, from the nine months ended September 30, 2014, primarily due to a $57.4 million, or 4.0%, increase in base fees, which primarily resulted from a 3.9% increase in average AUM. The increase in base fees was partially offset by a $4.9 million decrease in performance-based fees.

Institutional investment advisory and services fees for the three months ended September 30, 2015 decreased by $3.6 million, or 3.3%, from the three months ended September 30, 2014, primarily due to a $3.4 million, or 3.2%, decrease in base fees. Average AUM was essentially flat, but base fees were unfavorably impacted by decreases in actively managed equity and fixed income AUM. Institutional investment advisory and services fees for the nine months ended September 30, 2015 increased by $15.1 million, or 4.8%, from the nine months ended September 30, 2014, primarily due to an $11.2 million, or 3.6%, increase in base fees, which primarily resulted from a 4.7% increase in average AUM. Additionally, our performance-based fees increased $3.9 million compared to the nine months ended September 30, 2014.

Retail investment advisory and services fees for the three months ended September 30, 2015 decreased by $13.1 million, or 5.9%, from the three months ended September 30, 2014, primarily due to an $11.7 million, or 5.3%, decrease in base fees, which primarily resulted from a 3.5% decrease in average AUM. Retail investment advisory and services fees for the nine months ended September 30, 2015 increased by $12.7 million, or 2.0%, from the nine months ended September 30, 2014, primarily due to a $16.3 million, or 2.6%, increase in base fees, which primarily resulted from a 2.0% increase in average AUM. The increase in base fees was partially offset by a $3.6 million decrease in performance-based fees.

Private Wealth Management investment advisory and services fees for the three months ended September 30, 2015 increased by $6.4 million, or 3.8%, from the three months ended September 30, 2014, primarily as a result of a $5.9 million, or 3.6%, increase in base fees, which primarily resulted from an increase in average billable AUM of 4.0%. Private Wealth Management investment advisory and services fees for the nine months ended September 30, 2015 increased by $24.7 million, or 5.0%, from the nine months ended September 30, 2014, primarily as a result of a $30.0 million, or 6.2%, increase in base fees, which primarily resulted

Index

from an increase in average billable AUM of 6.4%. The increase in base fees was partially offset by a $5.3 million decrease in performance-based fees.

Bernstein Research Services

Bernstein Research Services revenue consists principally of equity commissions received for providing equity research and brokerage-related services to institutional investors.

Revenues from Bernstein Research Services for the three and nine months ended September 30, 2015 increased $14.9 million, or 13.3%, and $20.9 million, or 5.9%, respectively, compared to the corresponding periods in 2014. In the three months ended September 30, 2015, all regions saw positive growth, particularly within the U.S. The increase year-to-date was the result of strong growth in the U.S. and Asia, partially offset by weaker results and currency effects in Europe.

Distribution Revenues

Two of our subsidiaries, AllianceBernstein Investments and AllianceBernstein (Luxembourg) S.A., act as distributors and/or placing agents of company-sponsored mutual funds and receive distribution services fees from certain of those funds as partial reimbursement of the distribution expenses they incur. Period-over-period fluctuations of distribution revenues typically are in line with fluctuations of the corresponding average AUM of these mutual funds.

Distribution revenues for the three and nine months ended September 30, 2015 decreased $10.1 million, or 8.8%, and $5.6 million, or 1.7%, respectively, compared to the corresponding periods in 2014, while the corresponding average AUM of these mutual funds decreased 6.3% and 1.3%, respectively. For the three months ended September 30, 2015, average AUM of non B-shares and C-shares mutual funds (which have lower distribution fees rates than B-share and C-share mutual funds) decreased 6.4%, while average AUM of B-share and C-share mutual funds decreased by 5.3%.

Dividend and Interest Income and Interest Expense

Dividend and interest income consists primarily of investment income and interest earned on customer margin balances and U.S. Treasury Bills. Interest expense principally reflects interest accrued on cash balances in customers’ brokerage accounts. Dividend and interest income, net of interest expense, for the three and nine months ended September 30, 2015 increased $0.4 million, or 8.9%, and $2.5 million, or 21.7%, respectively, compared to the corresponding periods in 2014, primarily due to higher broker-dealer related activity.

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

Index

Investment gains (losses) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Long-term incentive compensation-related investments
Realized gains (losses)	$(104)	$327	$3,638	$3,079
Unrealized gains (losses)	(5,170)	(1,973)	(6,124)	(12)

Consolidated private equity fund investments
Realized gains (losses)
Non-public investments	—	—	1,983	—
Public investments	—	397	—	7,052
Unrealized gains (losses)
Non-public investments	(2,267)	396	2,079	2,513
Public investments	(876)	(5,654)	2,113	(12,046)

Seed capital investments
Realized gains (losses)
Seed capital	10,075	4,129	22,555	14,242
Derivatives	20,780	(4,911)	9,750	(23,409)
Unrealized gains (losses)
Seed capital	(34,213)	(6,011)	(36,080)	968
Derivatives	2,952	9,331	10,401	8,363

Brokerage-related investments
Realized gains (losses)	(1,579)	7,169	(4,969)	1,193
Unrealized gains (losses)	76	(9,478)	209	(6,834)
	$(10,326)	$(6,278)	$5,555	$(4,891)

Other Revenues

Other revenues consist of fees earned for transfer agency services provided to company-sponsored mutual funds, fees earned for administration and recordkeeping services provided to company-sponsored mutual funds and the general accounts of AXA and its subsidiaries, and other miscellaneous revenues. Other revenues for the three and nine months ended September 30, 2015 decreased $1.9 million, or 7.0%, and $4.7 million, or 5.8%, respectively, compared to the corresponding periods in 2014, primarily due to lower shareholder servicing fees.

Index

Expenses

The components of expenses are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
	(in thousands)				(in thousands)

Employee compensation and benefits	$317,560	$317,259	$301	0.1%	$981,527	$951,764	$29,763	3.1%
Promotion and servicing:
Distribution-related payments	96,690	107,859	(11,169)	(10.4)	299,654	308,469	(8,815)	(2.9)
Amortization of deferred sales commissions	12,359	11,234	1,125	10.0	37,471	29,517	7,954	26.9
Other	52,789	54,054	(1,265)	(2.3)	167,508	166,635	873	0.5
	161,838	173,147	(11,309)	(6.5)	504,633	504,621	12	—
General and administrative:
General and administrative	107,996	107,967	29	—	323,421	321,367	2,054	0.6
Real estate (credits) charges	1,682	(980)	2,662	n/m	1,219	457	762	166.7
	109,678	106,987	2,691	2.5	324,640	321,824	2,816	0.9
Contingent payment arrangements	443	476	(33)	(6.9)	1,328	1,117	211	18.9
Interest	712	620	92	14.8	2,302	2,169	133	6.1
Amortization of intangible assets	6,411	6,551	(140)	(2.1)	19,384	18,468	916	5.0
Total	$596,642	$605,040	$(8,398)	(1.4)	$1,833,814	$1,799,963	$33,851	1.9

Employee Compensation and Benefits

Employee compensation and benefits consist of base compensation (including salaries and severance), annual short-term incentive compensation awards (cash bonuses), annual long-term incentive compensation awards, commissions, fringe benefits and other employment costs (including recruitment, training, temporary help and meals).

Compensation expense as a percentage of net revenues was 43.0% and 42.3% for the three months ended September 30, 2015 and 2014, respectively. For the nine months ended September 30, 2015 and 2014, compensation expense as a percentage of net revenues was 42.8% and 42.9%, respectively. Compensation expense generally is determined on a discretionary basis and is primarily a function of our firm’s financial performance. Amounts are awarded to help us achieve our key compensation goals of attracting, motivating and retaining top talent, by providing awards for the past year’s performance and providing incentives for future performance, while also helping ensure that our firm’s Unitholders receive an appropriate return on their investment. Senior management, with the approval of the Compensation Committee of the Board of Directors of AllianceBernstein Corporation (“Compensation Committee”), periodically confirms that the appropriate metric to consider in determining the amount of incentive compensation is the ratio of adjusted employee compensation and benefits expense to adjusted net revenues. Adjusted net revenues used in the adjusted compensation ratio are the same as the adjusted net revenues presented as a non-GAAP measure (discussed earlier in this MD&A). Adjusted employee compensation and benefits expense is total employee compensation and benefits expense minus other employment costs such as recruitment, training, temporary help and meals (which were 1.5% and 1.3%, respectively, of adjusted net revenues for the three and nine months ended September 30, 2015, and were 1.3% and 1.2%, respectively, of adjusted net revenues for the three and nine months ended September 30, 2014), and excludes the impact of mark-to-market vesting expense, as well as dividends and interest expense, associated with employee long-term incentive compensation-

Index

related investments. Senior management, with the approval of the Compensation Committee, also established as an objective that adjusted employee compensation and benefits expense generally should not exceed 50% of our adjusted net revenues, except in unexpected or unusual circumstances. Our ratio of adjusted compensation expense as a percentage of adjusted revenues was 50.0% for the three and nine months ended September 30, 2015. Our ratios of adjusted compensation expense as a percentage of adjusted revenues were 49.5% and 50.0%, respectively, for the three and nine months ended September 30, 2014.

For the three months ended September 30, 2015, employee compensation and benefits expense increased $0.3 million, or 0.1%, compared to the three months ended September 30, 2014, primarily due to lower commissions of $5.2 million, partially offset by higher base compensation of $3.5 million and higher incentive compensation of $1.7 million. For the nine months ended September 30, 2015, employee compensation and benefits expense increased $29.8 million, or 3.1%, compared to the nine months ended September 30, 2014, primarily due to higher incentive compensation of $25.1 million and higher base compensation of $13.7 million, partially offset by lower commissions of $11.7 million.

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

Promotion and servicing expenses decreased $11.3 million, or 6.5%, during the three months ended September 30, 2015 compared to the three months ended September 30, 2014. The decrease was primarily the result of lower distribution-related payments of $11.2 million. Promotion and servicing expenses were essentially flat during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.

General and Administrative

General and administrative expenses include portfolio services expenses, technology expenses, professional fees and office-related expenses (occupancy, communications and similar expenses). General and administrative expenses as a percentage of net revenues were 14.8% and 14.3% for the three months ended September 30, 2015 and 2014, respectively. General and administrative expenses increased $2.7 million, or 2.5%, during the third quarter of 2015 compared to the same period in 2014, primarily due to higher real estate charges of $2.7 million. General and administrative expenses as a percentage of net revenues were 14.2% and 14.5% for the nine months ended September 30, 2015 and 2014, respectively. General and administrative expenses increased $2.8 million, or 0.9%, during the first nine months of 2015 compared to the same period in 2014, primarily due to higher portfolio services expense of $8.0 million and higher technology expenses of $2.8 million, partially offset by lower other miscellaneous expenses of $4.0 million and lower office-related expenses of $3.3 million.

Contingent Payment Arrangements

Contingent payment arrangements reflect changes in estimates of contingent payment liabilities associated with acquisitions in previous periods, as well as accretion expense of these liabilities. There were no changes in estimates during the first nine months of 2015 and 2014.

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

Income tax expense for the three months ended September 30, 2015 increased $0.7 million, or 7.8%, compared to the three months ended September 30, 2014. The increase is due to a higher effective tax rate in the current quarter of 7.1%, compared to 6.5% in the third quarter of 2014, partially offset by lower pre-tax income. Income tax expense for the nine months ended September 30, 2015 increased $2.0 million, or 7.1%, compared to the nine months ended September 30, 2014. The increase is due to higher pre-tax income, partially offset by a lower effective tax rate of 6.5%, compared to 6.6% in the first nine months of 2014.

Index

Net Income (Loss) of Consolidated Entities Attributable to Non-Controlling Interests

Net income (loss) of consolidated entities attributable to non-controlling interests primarily consists of limited partner interests owned by other investors representing 90% of the total limited partner interests in our consolidated venture capital fund. During the first nine months of 2015, we had $4.9 million of net income of consolidated entities attributable to non-controlling interests, which primarily resulted from a $6.2 million net investment gain attributable to our consolidated venture capital fund (of which 90% belongs to non-controlling interests) and management fees of $1.1 million.

CAPITAL RESOURCES AND LIQUIDITY

During the first nine months of 2015, net cash provided by operating activities was $804.3 million, compared to $445.5 million during the corresponding 2014 period. The change primarily is due to a smaller decrease in broker-dealer related payables (net of receivables and segregated U.S. Treasury bills activity) of $99.8 million, lower seed capital and broker-dealer purchases (net of redemptions) of $94.8 million, higher cash provided by net income of $63.8 million and an increase in accrued compensation and benefits of $60.8 million.

During the first nine months of 2015, net cash used in investing activities was $12.9 million, compared to $80.5 million during the corresponding 2014 period. The decrease primarily resulted from the purchase of a business, net of cash acquired, during 2014 of $60.6 million.

During the first nine months of 2015, net cash used in financing activities was $683.2 million, compared to $329.8 million during the corresponding 2014 period. The change reflects net repayments of commercial paper of $132.8 million in 2015 compared to net issuances of $90.9 million in 2014, higher repurchases of AB Holding Units of $95.0 million, lower proceeds from bank loans of $40.0 million and higher distributions to the General Partner and unitholders of $28.0 million as a result of higher earnings (distributions on earnings are paid one quarter in arrears), offset by an increase in overdrafts payable of $39.2 million.

As of September 30, 2015, AB had $654.7 million of cash and cash equivalents, all of which is available for liquidity, but consists primarily of cash on deposit for our broker-dealers to comply with various customer clearing activities and cash held by foreign subsidiaries for which a permanent investment election for U.S. tax purposes is taken. If the cash held at our foreign subsidiaries of $481.6 million, which includes cash on deposit for our foreign broker-dealers, is repatriated to the U.S., we would be required to accrue and pay U.S. income taxes on these funds, based on the unremitted amount. We currently intend to permanently reinvest these earnings outside the U.S.

Debt and Credit Facilities

As of September 30, 2015 and December 31, 2014, AB had $357.0 million and $489.0 million, respectively, in commercial paper outstanding with weighted average interest rates of approximately 0.3% for both periods. The commercial paper is short term in nature, and as such, recorded value is estimated to approximate fair value (and considered a Level 2 security in the fair value hierarchy). Average daily borrowings of commercial paper during the first nine months of 2015 and the full year 2014 were $407.9 million and $335.0 million, respectively, with weighted average interest rates of approximately 0.3% and 0.2%, respectively.

AB has a $1.0 billion committed, unsecured senior revolving credit facility (“Credit Facility”) with a group of commercial banks and other lenders. The Credit Facility provides for possible increases in the principal amount by up to an aggregate incremental amount of $250 million; any such increase is subject to the consent of the affected lenders. The Credit Facility is available for AB’s and SCB LLC’s business purposes, including the support of AB’s $1.0 billion commercial paper program. Both AB and SCB LLC can draw directly under the Credit Facility and management may draw on the Credit Facility from time to time. AB has agreed to guarantee the obligations of SCB LLC under the Credit Facility.

The Credit Facility contains affirmative, negative and financial covenants, which are customary for facilities of this type, including restrictions on dispositions of assets, restrictions on liens, a minimum interest coverage ratio and a maximum leverage ratio. As of September 30, 2015, we were in compliance with these covenants. The Credit Facility also includes customary events of default (with customary grace periods, as applicable), including provisions under which, upon the occurrence of an event of default, all outstanding loans may be accelerated and/or lender’s commitments may be terminated. Also, under such provisions, upon the occurrence of certain insolvency- or bankruptcy-related events of default, all amounts payable under the Credit Facility would automatically become immediately due and payable, and the lender’s commitments would automatically terminate.

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

As of September 30, 2015 and December 31, 2014, we had no amounts outstanding under the Credit Facility. During the first nine months of 2015 and the full year 2014, we did not draw upon the Credit Facility.

In addition, SCB LLC has five uncommitted lines of credit with four financial institutions. Two of these lines of credit permit us to borrow up to an aggregate of approximately $200 million, with AB named as an additional borrower, while three lines have no stated limit. As of September 30, 2015 and December 31, 2014, SCB LLC had no bank loans outstanding. Average daily borrowings of bank loans during the first nine months of 2015 and full year 2014 were $4.8 million and $5.5 million, respectively, with weighted average interest rates of approximately 1.2% and 1.1%, respectively.

Our financial condition and access to public and private debt markets should provide adequate liquidity for our general business needs. Management believes that cash flow from operations and the issuance of debt and AB Units or AB Holding Units will provide us with the resources we need to meet our financial obligations. See “Cautions Regarding Forward-Looking Statements”.

COMMITMENTS AND CONTINGENCIES

AB’s capital commitments, which consist primarily of operating leases for office space, generally are funded from future operating cash flows.

During 2009, we entered into a subscription agreement, under which we committed to invest up to $35.0 million, as amended in 2011, in a venture capital fund over a six-year period. As of September 30, 2015, we had funded $32.1 million of this commitment.

During 2010, as general partner of AllianceBernstein U.S. Real Estate L.P. (“Real Estate Fund”), we committed to invest $25.0 million in the Real Estate Fund. As of September 30, 2015, we had funded $19.0 million of this commitment. During 2014 and 2015, as general partner of AllianceBernstein U.S. Real Estate II L.P. (“Real Estate Fund II”), we committed to invest $25.0 million in the Real Estate Fund II. As of September 30, 2015, we had funded $1.4 million of this commitment.

During 2012, we entered into an investment agreement under which we committed to invest up to $8.0 million in an oil and gas fund over a three-year period. As of September 30, 2015, we had funded $6.1 million of this commitment.

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

Index

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

The forward-looking statements referred to in the preceding paragraph, most of which directly affect AB but also affect AB Holding because AB Holding’s principal source of income and cash flow is attributable to its investment in AB, include statements regarding:

•
Our belief that the cash flow AB Holding realizes from its investment in AB will provide AB Holding with the resources it needs to meet its financial obligations: AB Holding’s cash flow is dependent on the quarterly cash distributions it receives from AB. Accordingly, AB Holding’s ability to meet its financial obligations is dependent on AB’s cash flow from its operations, which is subject to the performance of the capital markets and other factors beyond our control.

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

Disclosure Controls and Procedures

AB maintains a system of disclosure controls and procedures designed to ensure that information required to be disclosed in our reports under the Exchange Act is (i) recorded, processed, summarized and reported in a timely manner, and (ii) accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to permit timely decisions regarding our disclosure.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the third quarter of 2015 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II

OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 12 to the condensed consolidated financial statements contained in Part I, Item 1.

Item 1A.	Risk Factors

There have been no material changes in our risk factors from those disclosed in AB's Form 10-K for the year ended December 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no AB Units sold by AB in the period covered by this report that were not registered under the Securities Act.

The following table provides information relating to any AB Units bought by AB in the quarter covered by this report:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of AB Units Purchased	Average Price Paid Per AB Unit, net of Commissions	Total Number of AB Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of AB Units that May Yet Be Purchased Under the Plans or Programs
7/1/15 - 7/31/15	—	$—	—	—
8/1/15 - 8/31/15	—	—	—	—
9/1/15 - 9/30/15(1)	2,891	26.44	—	—
Total	2,891	$26.44	—	—

(1)During September 2015, we purchased 2,891 AB Units in private transactions.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Index

Item 5.	Other Information

Iran Threat Reduction and Syria Human Rights Act

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (“Iran Act”), which added Section 13(r) to the Exchange Act, an issuer is required to disclose in its annual or quarterly reports, as applicable, whether it or any of its affiliates knowingly engaged in certain activities, transactions or dealings relating to Iran or with individuals or entities designated pursuant to certain Executive Orders. Disclosure generally is required even where the activities, transactions or dealings were conducted in compliance with applicable law. AB, AB Holding and their global subsidiaries had no transactions or activities requiring disclosure under the Iran Act, nor were they involved in the AXA Group matters described immediately below.

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

AXA has informed us that AXA Konzern AG, an AXA insurance subsidiary, provides car insurance to the Iranian embassy in Berlin, Germany and some of their staff.  The total annual premium of these policies is approximately $13,000 and the annual net profit arising from these policies, which is difficult to calculate with precision, is estimated to be $6,500.  These policies were underwritten by a broker who specializes in providing insurance coverage for diplomats. Provision of motor vehicle insurance is mandatory in Germany and cannot be cancelled until the policies expire.

In addition, AXA has informed us that AXA Ireland, an AXA insurance subsidiary, provides statutorily required car insurance under three separate policies to the Iranian embassy in Dublin, Ireland. AXA has informed us that compliance with the Declined Cases Agreement of the Irish Government prohibits the cancellation of these policies prior to their expiration unless another insurer is willing to assume the coverage. The total annual premium for these policies is approximately $3,750 and the annual net profit arising from these policies, which is difficult to calculate with precision, is estimated to be $1,875.

Lastly, AXA has informed us that AXA Sigorta, an insurance subsidiary of AXA organized under the laws of Turkey, provides car insurance coverage for the vehicle pools of the Iranian General Consulate and the Iranian embassy in Istanbul, Turkey. Motor liability insurance coverage is mandatory in Turkey and cannot be cancelled unilaterally. The total annual premium in respect of these policies is approximately $3,150 and the annual net profit, which is difficult to calculate with precision, is estimated to be $1,575.

The aggregate annual premiums for the above-referenced insurance policies are approximately $19,900, representing approximately 0.00002% of AXA’s 2014 consolidated revenues, which are approximately $100 billion. The related net profit, which is difficult to calculate with precision, is estimated to be $9,950, representing approximately 0.0002% of AXA’s 2014 aggregate net profit.

W.P. Stewart

On December 12, 2013, we acquired W.P. Stewart & Co., Ltd. (“WPS”), an equity investment manager that managed, as of December 12, 2013, approximately $2.1 billion in U.S., Global, and Europe, Australasia (Australia and New Zealand) and Far East (“EAFE”) concentrated growth equity strategies for its clients, primarily in the U.S. and Europe. On the date of the WPS acquisition, each of approximately 4.9 million outstanding shares of WPS common stock (other than certain specified shares, as previously disclosed in Amendment No. 2 to Form S-4 filed by AB on November 8, 2013) was converted into the right to receive $12.0 per share and one transferable contingent value right (“CVR”) entitling the holders to an additional $4.0 per share cash payment if the Assets Under Management (as such term is defined in the Contingent Value Rights Agreement (“CVR Agreement”) dated as of December 12, 2013, a copy of which we filed as Exhibit 4.01 (“Exhibit 4.01”) to our December 31, 2013 Form 10-K) in the acquired WPS investment services business exceed $5 billion on or before December 12, 2016, subject to measurement procedures and limitations set forth in the CVR Agreement. See the definition of AUM Milestone in the CVR Agreement

Index

filed as Exhibit 4.01 for additional information regarding the circumstances that trigger payment pursuant to the CVRs. The foregoing description of the CVR Agreement does not purport to be complete and is qualified in its entirety by the full text of the CVR Agreement.

As of September 30, 2015, the Assets Under Management are approximately $3.8 billion. Accordingly, management has determined that the AUM Milestone did not occur during the third quarter of 2015.

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

Date: October 22, 2015	ALLIANCEBERNSTEIN L.P.

	By:	/s/ John C. Weisenseel
John C. Weisenseel
Chief Financial Officer

	By:	/s/ Edward J. Farrell
Edward J. Farrell
Chief Accounting Officer