Form 10-Q
period 2016-03-31
ALLIANCEBERNSTEIN L.P.
filed 2016-04-28
CIK 1109448

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
The number of units of limited partnership interest outstanding as of March 31, 2016 was 270,638,334.

Index

ALLIANCEBERNSTEIN L.P.

Index

Part I
FINANCIAL INFORMATION
Item 1. Financial Statements
ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition
(in thousands, except unit amounts)

	March 31, 2016	December 31, 2015
	(unaudited)
ASSETS
Cash and cash equivalents	$796,378	$541,483
Cash and securities segregated, at fair value (cost: $723,470 and $565,264)	723,776	565,274
Receivables, net:
Brokers and dealers	266,507	411,174
Brokerage clients	1,373,692	1,328,406
Fees	234,443	257,091
Investments:
Long-term incentive compensation-related	65,511	78,154
Other	463,293	591,646
Assets of consolidated variable interest entities:
Cash and cash equivalents	32,855	—
Investments	243,248	—
Other assets	76,239	—
Furniture, equipment and leasehold improvements, net	159,029	160,360
Goodwill	3,044,807	3,044,807
Intangible assets, net	139,327	145,710
Deferred sales commissions, net	85,821	99,070
Other assets	210,594	210,546
Total assets	$7,915,520	$7,433,721

LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST AND CAPITAL
Liabilities:
Payables:
Brokers and dealers	$283,776	$191,990
Securities sold not yet purchased	13,472	16,097
Brokerage clients	1,849,768	1,715,096
AB mutual funds	195,988	137,886
Accounts payable and accrued expenses	441,753	469,753
Liabilities of consolidated variable interest entities	76,356	—
Accrued compensation and benefits	313,798	253,079
Debt	485,621	581,700
Total liabilities	3,660,532	3,365,601

Commitments and contingencies (See Note 12)

Redeemable non-controlling interest	217,700	13,203

Index

Capital:
General Partner	40,669	40,875
Limited partners: 270,638,334 and 272,301,827 units issued and outstanding	4,108,796	4,128,752
Receivables from affiliates	(7,765)	(14,498)
AB Holding Units held for long-term incentive compensation plans	(31,417)	(29,332)
Accumulated other comprehensive loss	(90,617)	(95,353)
Partners’ capital attributable to AB Unitholders	4,019,666	4,030,444
Non-redeemable non-controlling interests in consolidated entities	17,622	24,473
Total capital	4,037,288	4,054,917
Total liabilities, redeemable non-controlling interest and capital	$7,915,520	$7,433,721

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(in thousands, except per unit amounts)
(unaudited)

	Three Months Ended March 31,
	2016	2015
Revenues:
Investment advisory and services fees	$451,413	$493,988
Bernstein research services	126,465	126,046
Distribution revenues	92,692	109,184
Dividend and interest income	7,370	5,094
Investment gains (losses)	65,650	3,888
Other revenues	27,611	24,990
Total revenues	771,201	763,190
Less: Interest expense	2,075	619
Net revenues	769,126	762,571

Expenses:
Employee compensation and benefits	302,011	326,327
Promotion and servicing:
Distribution-related payments	87,127	100,386
Amortization of deferred sales commissions	11,242	12,399
Other	54,201	55,537
General and administrative:
General and administrative	105,923	107,333
Real estate charges (credits)	27,586	(383)
Contingent payment arrangements	353	443
Interest on borrowings	1,232	854
Amortization of intangible assets	6,409	6,461
Total expenses	596,084	609,357

Operating income	173,042	153,214

Income taxes	9,864	10,470

Net income	163,178	142,744

Net (loss) income of consolidated entities attributable to non-controlling interests	(5,748)	1,275

Net income attributable to AB Unitholders	$168,926	$141,469

Net income per AB Unit:
Basic	$0.62	$0.51
Diluted	$0.61	$0.51

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2016	2015

Net income	$163,178	$142,744
Other comprehensive income (loss):
Foreign currency translation adjustments	5,225	(12,275)
Income tax expense	—	—
Foreign currency translation adjustments, net of tax	5,225	(12,275)
Unrealized (losses) gains on investments:
Unrealized (losses) gains arising during period	(8)	189
Less: reclassification adjustment for losses included in net income	(3)	—
Change in unrealized (losses) gains on investments	(5)	189
Income tax (expense) benefit	(1)	119
Unrealized (losses) gains on investments, net of tax	(6)	308
Changes in employee benefit related items:
Amortization of prior service cost	71	—
Recognized actuarial (loss) gain	(433)	237
Changes in employee benefit related items	(362)	237
Income tax expense	(71)	(62)
Employee benefit related items, net of tax	(433)	175
Other comprehensive income (loss)	4,786	(11,792)
Less: Comprehensive (loss) income in consolidated entities attributable to non-controlling interests	(5,697)	1,208
Comprehensive income attributable to AB Unitholders	$173,661	$129,744

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

ALLIANCEBERNSTEIN L.P. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income	$163,178	$142,744

Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred sales commissions	11,242	12,399
Non-cash long-term incentive compensation expense	739	3,387
Depreciation and other amortization	14,784	14,294
Unrealized gains on investments	(10,587)	(7,541)
Unrealized losses on investments of consolidated variable interest entities	8,032	—
Other, net	11,936	578
Changes in assets and liabilities:
(Increase) in segregated cash and securities	(158,502)	(43,862)
Decrease (increase) in receivables	117,443	(125,720)
Decrease in investments	127,820	42,310
(Increase) in investments of consolidated variable interest entities	(12,208)	—
Decrease (increase) in deferred sales commissions	2,007	(15,991)
(Increase) in other assets	(1,402)	(18,756)
Decrease in other assets and liabilities of consolidated variable interest entities	1,735	—
Increase in payables	277,154	181,581
Increase in accounts payable and accrued expenses	62,805	988
Increase in accrued compensation and benefits	59,741	73,370
Net cash provided by operating activities	675,917	259,781

Cash flows from investing activities:
Purchases of investments	—	(85)
Proceeds from sales of investments	91	—
Purchases of furniture, equipment and leasehold improvements	(11,241)	(5,050)
Proceeds from sales of furniture, equipment and leasehold improvements	—	33
Net cash used in investing activities	(11,150)	(5,102)

Cash flows from financing activities:
(Repayment) issuance of commercial paper, net	(96,989)	11,295
(Decrease) increase in overdrafts payable	(91,313)	38,772
Distributions to General Partner and Unitholders	(153,433)	(173,075)
Capital contributions from non-controlling interests in consolidated entities	—	202
Distributions to non-controlling interests of consolidated VIEs	(47,508)	—
Capital contributions from General Partner	233	335
Capital contributions from AB Holding	6,115	6,019
Payments of contingent payment arrangements	(280)	(213)
Additional investments by AB Holding with proceeds from exercise of compensatory options to buy AB Holding Units	1,457	3,901
Purchases of AB Holding Units to fund long-term incentive compensation plan awards, net	(39,550)	(16,929)
Purchases of AB Units	(4)	(11)
Other	(2)	(7)
Net cash used in financing activities	(421,274)	(129,711)

Index

Effect of exchange rate changes on cash and cash equivalents	8,440	(9,183)

Net increase in cash and cash equivalents	251,933	115,785
Cash and cash equivalents as of beginning of the period	577,300	555,503
Cash and cash equivalents as of end of the period	$829,233	$671,288

Supplemental information - consolidation of variable interest entities:
Consolidation of cash and cash equivalents of consolidated variable interest entities	$35,817	$—
Consolidation of investments of consolidated variable interest entities	215,175	—
Consolidation of other assets of consolidated variable interest entities	13,871	—
Consolidation of other liabilities of consolidated variable interest entities	14,012	—
Consolidation of redeemable non-controlling interest of consolidated variable interest entities	250,851	—
See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2016
(unaudited)

The words “we” and “our” refer collectively to AllianceBernstein L.P. and its subsidiaries (“AB”), or to their officers and employees. Similarly, the word “company” refers to AB. These statements should be read in conjunction with AB’s audited consolidated financial statements included in AB’s Form 10-K for the year ended December 31, 2015.

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

•Actively-managed traditional and unconstrained fixed income strategies, including taxable and tax-exempt strategies;

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

Index

Organization

As of March 31, 2016, AXA, a société anonyme organized under the laws of France and the holding company for the AXA Group, a worldwide leader in financial protection, through certain of its subsidiaries (“AXA and its subsidiaries”), owns approximately 1.5% of the issued and outstanding units representing assignments of beneficial ownership of limited partnership interests in AllianceBernstein Holding L.P. (“AB Holding Units”).

As of March 31, 2016, the ownership structure of AB, expressed as a percentage of general and limited partnership interests, is as follows:

AXA and its subsidiaries	62.7%
AB Holding	36.0
Unaffiliated holders	1.3
100.0%

AllianceBernstein Corporation (an indirect wholly-owned subsidiary of AXA, “General Partner”) is the general partner of both AllianceBernstein Holding L.P. (“AB Holding”) and AB. AllianceBernstein Corporation owns 100,000 general partnership units in AB Holding and a 1% general partnership interest in AB. Including both the general partnership and limited partnership interests in AB Holding and AB, AXA and its subsidiaries had an approximate 63.2% economic interest in AB as of March 31, 2016.

Basis of Presentation

The interim condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the interim results, have been made. The preparation of the condensed consolidated financial statements requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the interim reporting periods. Actual results could differ from those estimates. The condensed consolidated statement of financial condition as of December 31, 2015 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The condensed consolidated financial statements include AB and its majority-owned and/or controlled subsidiaries, and the consolidated entities that are considered to be variable interest entities ("VIEs") and for which AB is considered the primary beneficiary. Non-controlling interests on the condensed consolidated statements of financial condition includes the portion of consolidated company-sponsored investment funds in which we do not have direct equity ownership. All significant inter-company transactions and balances among the consolidated entities have been eliminated.

2.	Significant Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In February 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-02, Consolidation – Amendments to the Consolidation Analysis ("ASU 2015-02"), which provides a new consolidation standard for evaluating: (i) limited partnerships and similar entities for consolidation, (ii) how decision maker or service provider fees affect the consolidation analysis, (iii) how interest held by related parties affect the consolidation analysis, and (iv) the consolidation analysis required for certain investment funds. We adopted ASU 2015-02 using the modified retrospective method with an effective adoption date of January 1, 2016, which did not require the restatement of prior-year periods. The adoption of ASU 2015-02 resulted in the consolidation of certain investment funds that were not previously consolidated. These funds became consolidated VIEs as we are considered the party with both (i) the power to direct the activities of the VIE that most significantly impact its economic performance and (ii) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. See Consolidation of VIEs below.

Index

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. This standard requires debt issuance costs be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. We adopted this standard on January 1, 2016 on a retrospective basis, which required the restatement of prior periods. The adoption of this standard had no material impact on our financial condition or results of operations.

In May 2015, the FASB issued ASU 2015-07, Fair Value Measurement : Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This standard removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value ("NAV") per share practical expedient. We adopted this standard on January 1, 2016 on a retrospective basis, which required the restatement of prior-period disclosures. The adoption of this standard had no material impact on our financial condition or results of operations.

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

In February 2016, the FASB issued ASU 2016-02, Leases. The amendment requires recognition of lease assets and lease liabilities on the statement of financial condition and disclosure of key information about leasing arrangements. Specifically, this guidance requires a lessee of operating leases to recognize on the statement of financial condition a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of twelve months or less, a lessee is permitted to make an accounting policy election not to recognize lease assets and lease liabilities. The amendment is effective for fiscal years (and interim periods within those years) beginning after December 15, 2018 and requires lessees to recognize and measure leases at the beginning of the earliest period presented in the financial statements using a modified retrospective approach. Management currently is evaluating the impact that the adoption of this standard will have on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-07, Investments - Equity Method and Joint Ventures: Simplifying the Transition to the Equity Method of Accounting. The amendment eliminates the current requirement for a retroactive adjustment and instead requires that the investor add the cost of acquiring the additional interest in the investee to the current basis of the investor's previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Additionally, the amendment requires that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. The amendment is effective for fiscal years (and interim periods within those years) beginning after December 15, 2016 and should be applied prospectively as of the effective date of increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. The amendment is not expected to have a material impact on our financial condition or results of operations.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. The amendment includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements, including: income tax effects of share-based payments, minimum statutory tax withholding requirements and forfeitures. The amendment is effective for fiscal years (and interim periods within those years) beginning after December 15, 2016. The provisions may be applied using various transition approaches (prospective, retrospective and modified retrospective). Management currently is evaluating the impact that the adoption of this standard will have on our consolidated financial statements.

Index

Consolidation of VIEs
As discussed above, we adopted ASU 2015-02 effective January 1, 2016.
For legal entities evaluated for consolidation, we first determined whether the fees we receive and the interests we hold qualify as a variable interest in the entity. This included an evaluation of fees paid to us as a decision maker or service provider to the entity being evaluated. Fees received by us are not variable interests if (i) the fees are compensation for services provided and are commensurate with the level of effort required to provide those services, (ii) the service arrangement includes only terms, conditions or amounts that are customarily present in arrangements for similar services negotiated at arm’s length, and (iii) our other economic interests in the entity held directly and indirectly through our related parties, as well as economic interests held by related parties under common control, would not absorb more than an insignificant amount of the entity’s losses or receive more than an insignificant amount of the entity’s benefits.
For those entities in which we have a variable interest, we performed an analysis to determine whether the entity is a VIE by considering whether the entity’s equity investment at risk is insufficient, whether the investors lack decision making rights proportional to their ownership percentage of the entity, and whether the investors lack the obligation to absorb an entity’s expected losses or the right to receive an entity’s expected income.
A VIE must be consolidated by its primary beneficiary, which generally is defined as the party who has a controlling financial interest in the VIE. We are deemed to have a controlling financial interest in a VIE if we have (i) the power to direct the activities of the VIE that most significantly affect the VIE's economic performance, and (ii) the obligation to absorb losses of the VIE or the right to receive income from the VIE that could potentially be significant to the VIE. For purposes of evaluating (ii) above, fees paid to us as a decision maker or service provider are excluded if the fees are compensation for services provided commensurate with the level of effort required to be performed and the arrangement includes only customary terms, conditions or amounts present in arrangements for similar services negotiated at arm’s length. The primary beneficiary evaluation generally is performed qualitatively based on all facts and circumstances, as well as quantitatively, as appropriate.
If we have a variable interest in an entity that is determined not to be a VIE, the entity is then evaluated for consolidation under the voting interest entity (“VOE”) model. For limited partnerships and similar entities, we are deemed to have a controlling financial interest in a VOE, and would be required to consolidate the entity, if we own a majority of the entity’s kick-out rights through voting limited partnership interests and limited partners do not hold substantive participating rights (or other rights that would indicate that we do not control the entity). For entities other than limited partnerships, we are deemed to have a controlling financial interest in a VOE if we own a majority voting interest in the entity.
The analysis performed regarding the determination of variable interests held, whether entities are VIEs or VOEs, and whether we have a controlling financial interest in such entities requires the exercise of judgment. The analysis is updated continuously as circumstances change or new entities are formed.
As a result of the adoption of ASU 2015-02, effective January 1, 2016, we have consolidated three investment funds that are classified as VIEs in which we have a controlling financial interest. Ownership interests not held by us relating to these consolidated VIEs are included in redeemable non-controlling interest on the condensed consolidated statement of financial condition. In addition, effective January 1, 2016, we reclassified our consolidated private equity fund as a consolidated VIE (which was consolidated as of December 31, 2015 under previous accounting guidance due to our controlling financial interest of a VOE). Ownership interests not held by us relating to this consolidated VIE, which is a closed-end fund, are included in non-controlling interest on the condensed consolidated statement of financial condition. The supplemental information included on the condensed consolidated statement of cash flows relates to balance sheet amounts of the three investment funds consolidated as of January 1, 2016.
As of March 31, 2016, the net assets of company-sponsored investment products that are non-consolidated VIEs are approximately $36.6 billion, and our maximum risk of loss is our investment of $6.4 million in these VIEs and advisory fee receivables from these VIEs, which are not material.

3.	Long-term Incentive Compensation Plans

We maintain an unfunded, non-qualified long-term incentive compensation plan, under which we grant annual awards to employees, generally in the fourth quarter, and to members of the Board of Directors, who are not employed by us or any of our affiliates ("Eligible Directors").

We fund our restricted AB Holding Unit awards either by purchasing AB Holding Units on the open market or purchasing newly-issued AB Holding Units from AB Holding, and then keeping all of these AB Holding Units in a consolidated rabbi trust until delivering them to employees or retiring them. In accordance with the Amended and Restated Agreement of Limited

Index

Partnership of AB (“AB Partnership Agreement”), when AB purchases newly-issued AB Holding Units from AB Holding, AB Holding is required to use the proceeds it receives from AB to purchase the equivalent number of newly-issued AB Units, thus increasing its percentage ownership interest in AB. AB Holding Units held in the consolidated rabbi trust are corporate assets in the name of the trust and are available to the general creditors of AB.

During the three months ended March 31, 2016 and 2015, we purchased 1.9 million and 0.7 million AB Holding Units for $39.7 million and $17.0 million, respectively (on a trade date basis). These amounts reflect open-market purchases of 1.8 million and 0.6 million AB Holding Units for $38.1 million and $15.1 million, respectively, with the remainder relating to purchases of AB Holding Units from employees to allow them to fulfill statutory tax withholding requirements at the time of delivery of long-term incentive compensation awards. Purchases of AB Holding Units reflected on the consolidated statements of cash flows are net of AB Holding Unit purchases by employees as part of a distribution reinvestment election.

Each quarter, we implement plans to repurchase AB Holding Units pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (“Exchange Act”). A Rule 10b5-1 plan allows a company to repurchase its shares at times when it otherwise might be prevented from doing so because of self-imposed trading blackout periods or because it possesses material non-public information. Each broker we select has the authority under the terms and limitations specified in the plan to repurchase AB Holding Units on our behalf in accordance with the terms of the plan. Repurchases are subject to regulations promulgated by the SEC as well as certain price, market volume and timing constraints specified in the plan. The plan adopted during the first quarter of 2016 expired at the close of business on April 27, 2016. We may adopt additional Rule 10b5-1 plans in the future to engage in open-market purchases of AB Holding Units to help fund anticipated obligations under our incentive compensation award program and for other corporate purposes.

During the first three months of 2016 and 2015, we granted to employees and Eligible Directors 0.3 million and 0.1 million restricted AB Holding Unit awards, respectively. We used AB Holding Units repurchased during the period and newly-issued AB Holding Units to fund these awards.

During the first three months of 2016 and 2015, AB Holding issued 0.1 million and 0.2 million AB Holding Units, respectively, upon exercise of options to buy AB Holding Units. AB Holding used the proceeds of $1.5 million and $3.9 million, respectively, received from employees as payment in cash for the exercise price to purchase the equivalent number of newly-issued AB Units.

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

On April 28, 2016, the General Partner declared a distribution of $0.45 per AB Unit, representing a distribution of Available Cash Flow for the three months ended March 31, 2016. The General Partner, as a result of its 1% general partnership interest, is entitled to receive 1% of each distribution. The distribution is payable on May 19, 2016 to holders of record on May 9, 2016.

Index

5.	Real Estate Charges

During 2010, we performed a comprehensive review of our real estate requirements in New York in connection with our workforce reductions, which commenced in 2008. As a result, during 2010 we decided to sub-lease over 380,000 square feet in New York (all of this space has been sublet) and consolidate our New York-based employees into two office locations from three. During the third quarter of 2012, in an effort to further reduce our global real estate footprint, we completed a comprehensive review of our worldwide office locations and began implementing a global space consolidation plan. As a result, we decided to sub-lease approximately 510,000 square feet of office space (all of this space has been sublet), more than 70% of which is New York office space (in addition to the 380,000 square foot space reduction in 2010), with the remainder consisting of office space in England, Australia and various U.S. locations.

During the first three months of 2016, we recorded pre-tax real estate charges of $27.6 million, resulting from new charges of $28.5 million relating to the further consolidation of office space at our New York offices, offset by changes in estimates related to previously recorded real estate charges.

The activity in the liability account relating to our 2010 and 2012 office space consolidation initiatives for the following periods is as follows:

	Three Months Ended March 31, 2016	Twelve Months Ended December 31, 2015
	(in thousands)

Balance as of beginning of period	$116,064	$148,429
Expense (credit) incurred	(391)	2,258
Payments made	(5,289)	(38,920)
Interest accretion	1,075	4,297
Balance as of end of period	$111,459	$116,064

6.	Net Income per Unit

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

	Three Months Ended March 31,
	2016	2015
	(in thousands, except per unit amounts)

Net income attributable to AB Unitholders	$168,926	$141,469

Weighted average units outstanding – basic	271,853	272,831
Dilutive effect of compensatory options to buy AB Holding Units	400	1,098
Weighted average units outstanding – diluted	272,253	273,929
Basic net income per AB Unit	$0.62	$0.51
Diluted net income per AB Unit	$0.61	$0.51

For the three months ended March 31, 2016 and 2015, we excluded 2,888,476 and 2,774,117 options, respectively, from the diluted net income per unit computation due to their anti-dilutive effect.

Index

7.	Cash and Securities Segregated Under Federal Regulations and Other Requirements

As of March 31, 2016 and December 31, 2015, $0.6 billion and $0.5 billion, respectively, of U.S. Treasury Bills were segregated in a special reserve bank custody account for the exclusive benefit of our brokerage customers under Rule 15c3-3 of the Exchange Act.

One of our subsidiaries, which serves as the distributor of our U.S. mutual funds, maintains several special bank accounts for the exclusive benefit of customers. As of March 31, 2016 and December 31, 2015, $89.2 million and $55.4 million, respectively, of cash was segregated in these bank accounts.

8.	Investments

Investments consist of:
	March 31, 2016	December 31, 2015
	(in thousands)

Available-for-sale	$293	$364
Trading:
Long-term incentive compensation-related	49,120	59,150
U.S. Treasury Bills	29,961	24,942
Seed capital	282,176	406,322
Equities	70,315	43,584
Exchange-traded options	4,709	5,910
Investments in limited partnership hedge funds:
Long-term incentive compensation-related	16,391	19,004
Seed capital	19,695	20,082
Consolidated private equity fund	—	23,897
Private equity	38,248	48,761
Investments in consolidated VIEs	243,248	—
Other	17,896	17,784
Total investments	$772,052	$669,800

Total investments related to long-term incentive compensation obligations of $65.5 million and $78.2 million as of March 31, 2016 and December 31, 2015, respectively, consist of company-sponsored mutual funds and hedge funds. For long-term incentive compensation awards granted before 2009, we typically made investments in our services that were notionally elected by plan participants and maintained them (and continue to maintain them) in a consolidated rabbi trust or separate custodial account. The rabbi trust and custodial account enable us to hold such investments separate from our other assets for the purpose of settling our obligations to participants. The investments held in the rabbi trust and custodial account remain available to the general creditors of AB.

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

We allocate seed capital to our investment teams to help develop new products and services for our clients. The seed capital trading investments are equity and fixed income products, primarily in the form of separately-managed account portfolios, U.S. mutual funds, Luxembourg funds, Japanese investment trust management funds or Delaware business trusts. We also may allocate seed capital to investments in private equity funds, such as our consolidated venture capital fund, which holds technology, media, telecommunications, healthcare and clean-tech investments, and a third-party venture capital fund that

Index

invests in communications, consumer, digital media, healthcare and information technology markets. As of March 31, 2016 and December 31, 2015, our seed capital investments were $395.4 million and $478.0 million, respectively.

Our consolidated venture capital fund, previously consolidated under the voting interest entity model, is considered a consolidated VIE effective January 1, 2016 upon the adoption of ASU 2015-02.

Trading securities also include long positions in corporate equities, an exchange-traded fund and long exchange-traded options traded through our options desk.

The portion of trading gains (losses) for the three months ended March 31, 2016 and 2015 related to trading securities held as of March 31, 2016 and 2015 were as follows:

	Three Months Ended March 31,
	2016	2015
	(in thousands)

Net gains recognized during the period	$1,232	$6,784
Less: net (losses) gains recognized during the period on trading securities sold during the period	(10,361)	6,047
Unrealized gains recognized during the period on trading securities held	$11,593	$737

9.	Derivative Instruments

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

The notional value and fair value as of March 31, 2016 and December 31, 2015 for derivative instruments (excluding our options desk trading activities discussed below) not designated as hedging instruments were as follows:

		Fair Value
	Notional Value	Asset Derivatives	Liability Derivatives
	(in thousands)
March 31, 2016:
Exchange-traded futures	$76,382	$373	$2,957
Currency forwards	198,361	4,658	5,972
Interest rate swaps	43,300	2,144	3,270
Credit default swaps	23,004	1,476	345
Option swaps	43	46	53
Total return swaps	109,641	457	2,788
Total derivatives	$450,731	$9,154	$15,385

December 31, 2015:
Exchange-traded futures	$160,755	$1,539	$2,651
Currency forwards	262,873	4,604	4,077
Interest rate swaps	65,484	2,945	3,745
Credit default swaps	29,421	2,089	774
Option swaps	24	9	2
Total return swaps	146,001	1,402	972
Total derivatives	$664,558	$12,588	$12,221

Index

As of March 31, 2016 and December 31, 2015, the derivative assets and liabilities are included in both receivables and payables to brokers and dealers on our condensed consolidated statements of financial condition.

The gains and losses for derivative instruments (excluding our options desk trading activities) for the three months ended March 31, 2016 and 2015 recognized in investment gains (losses) in the condensed consolidated statements of income were as follows:

	Three Months Ended March 31,
	2016	2015
	(in thousands)

Exchange-traded futures	$3,346	$(4,987)
Currency forwards	(1,135)	3,452
Interest rate swaps	(1,372)	(745)
Credit default swaps	(408)	(57)
Options swaps	48	(17)
Total return swaps	(4,036)	(3,701)
Net (losses) on derivative instruments	$(3,557)	$(6,055)

We may be exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments. We minimize our counterparty exposure through a credit review and approval process. In addition, we executed various collateral arrangements with counterparties to the over-the-counter derivative transactions that require both pledging and accepting collateral in the form of cash. As of March 31, 2016 and December 31, 2015, we held $1.8 million and $1.5 million, respectively, of cash collateral payable to trade counterparties. This obligation to return cash is reported in payables to brokers and dealers in our condensed consolidated statements of financial condition.

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

Certain of our standardized contracts for over-the-counter derivative transactions (“ISDA Master Agreements”) contain credit risk related contingent provisions pertaining to each counterparty’s credit rating. In some ISDA Master Agreements, if the counterparty’s credit rating, or in some agreements, our assets under management (“AUM”), falls below a specified threshold, either a default or a termination event permitting the counterparty to terminate the ISDA Master Agreement would be triggered. In all agreements that provide for collateralization, various levels of collateralization of net liability positions are applicable, depending on the credit rating of the counterparty. As of March 31, 2016 and December 31, 2015, we delivered $11.2 million and $12.8 million, respectively, of cash collateral into brokerage accounts. We report this cash collateral in cash and cash equivalents in our condensed consolidated statements of financial condition.

As of March 31, 2016 and December 31, 2015, we held $4.7 million and $5.9 million, respectively, of long exchange-traded equity options, which are classified as trading investments and included in other investments on our condensed consolidated statements of financial condition. In addition, as of March 31, 2016 and December 31, 2015, we held $3.3 million and $0.8 million, respectively, of short exchange-traded equity options, which are included in securities sold not yet purchased on our condensed consolidated statements of financial condition. Our options desk provides our clients with equity derivative strategies and execution for exchange-traded options on single stocks, exchange-traded funds and indices. While predominately agency-based, the options desk may commit capital to facilitate a client’s transaction. Our options desk hedges the risks associated with this activity by taking offsetting positions in equities. For the three months ended March 31, 2016 and 2015, we recognized $8.6 million and $32.8 million, respectively, of losses on equity options activity. These losses are recognized in investment gains (losses) in the condensed consolidated statements of income.

Index

As of March 31, 2016, our consolidated VIEs held $0.4 million, net of futures, forwards and swaps within their portfolios. For the three months ended March 31, 2016, we recognized $3.0 million of gains on these derivative positions. These gains are recognized in investment gains (losses) in the condensed consolidated statements of income. As of March 31, 2016, the consolidated VIEs held $1.5 million of cash collateral payable to trade counterparties. This obligation to return cash is reported in the liabilities of consolidated VIEs in our condensed consolidated statements of financial condition. As of March 31, 2016 , the consolidated VIEs delivered $9.4 million of cash collateral into brokerage accounts. The consolidated VIEs report this cash collateral in the consolidated VIEs cash and cash equivalents in our condensed consolidated statements of financial condition.

10.	Offsetting Assets and Liabilities

Offsetting of assets as of March 31, 2016 and December 31, 2015 was as follows:

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
	(in thousands)
March 31, 2016:
Securities borrowed	$25,855	$—	$25,855	$—	$(25,855)	$—
Derivatives	$9,155	$—	$9,155	$—	$(1,788)	$7,367
Derivatives held by consolidated VIEs	$66,227	$—	$66,227	$—	$(1,460)	$64,767
Long exchange-traded options	$4,709	$—	$4,709	$—	$—	$4,709
December 31, 2015:
Securities borrowed	$75,274	$—	$75,274	$—	$(75,274)	$—
Derivatives	$12,588	$—	$12,588	$—	$(1,518)	$11,070
Long exchange-traded options	$5,910	$—	$5,910	$—	$—	$5,910

Index

Offsetting of liabilities as of March 31, 2016 and December 31, 2015 was as follows:

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Pledged	Net Amount
	(in thousands)
March 31, 2016:
Securities loaned	$17,386	$—	$17,386	$—	$(17,386)	$—
Derivatives	$15,385	$—	$15,385	$—	$(11,171)	$4,214
Derivatives held by consolidated VIEs	$66,812	$—	$66,812	$—	$(9,391)	$57,421
Short exchange-traded options	$3,328	$—	$3,328	$—	$—	$3,328
December 31, 2015:
Securities loaned	$9,518	$—	$9,518	$—	$(9,518)	$—
Derivatives	$12,221	$—	$12,221	$—	$(12,221)	$—
Short exchange-traded options	$843	$—	$843	$—	$—	$843

Cash collateral, whether pledged or received on derivative instruments, is not considered material and, accordingly, is not disclosed by counterparty.

11.	Fair Value

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Valuation of our financial instruments by pricing observability levels as of March 31, 2016 and December 31, 2015 was as follows (in thousands):

Index

	Level 1	Level 2	Level 3	Total
March 31, 2016:
Money markets	$249,818	$—	$—	$249,818
U.S. Treasury Bills	—	664,857	—	664,857
Available-for-sale
Equity securities	186	—	—	186
Fixed income securities	107	—	—	107
Trading
Equity securities	259,595	3,044	105	262,744
Fixed income securities	138,279	588	—	138,867
Long exchange-traded options	4,709	—	—	4,709
Derivatives	373	8,782	—	9,155
Private equity	—	—	6,500	6,500
Consolidated VIEs
Investments	76,678	151,061	15,426	243,165
Derivatives	177	66,050	—	66,227
Total assets measured at fair value	$729,922	$894,382	$22,031	$1,646,335

Securities sold not yet purchased
Short equities – corporate	$10,143	$—	$—	$10,143
Short exchange-traded options	3,328	—	—	3,328
Derivatives	2,957	12,428	—	15,385
Consolidated VIEs - derivatives	448	66,364	—	66,812
Contingent payment arrangements	—	—	31,119	31,119
Total liabilities measured at fair value	$16,876	$78,792	$31,119	$126,787

December 31, 2015:
Money markets	$116,445	$—	$—	$116,445
U.S. Treasury Bills	—	485,121	—	485,121
Available-for-sale
Equity securities	181	—	—	181
Fixed income securities	183	—	—	183
Trading
Equity securities	304,083	22,070	116	326,269
Fixed income securities	180,194	2,594	—	182,788
Long exchange-traded options	5,910	—	—	5,910
Derivatives	1,539	11,049	—	12,588
Private equity	14,305	—	16,035	30,340
Total assets measured at fair value	$622,840	$520,834	$16,151	$1,159,825

Securities sold not yet purchased
Short equities – corporate	$15,254	$—	$—	$15,254
Short exchange-traded options	843	—	—	843
Derivatives	2,651	9,570	—	12,221
Contingent payment arrangements	—	—	31,399	31,399
Total liabilities measured at fair value	$18,748	$9,570	$31,399	$59,717

Index

Included in Note 8, Investments, but excluded in the above fair value table, are the following investments:
•    Limited partnership hedge funds, which are recorded using the equity method of accounting;

•	One private equity investment ($10.2 million as of December 31, 2015; sold in the first quarter of 2016), which is recorded using the cost method of accounting;

•	Other investments, which primarily include miscellaneous investments recorded using the cost or equity method of accounting and long-term deposits; and

•
One private equity investment ($31.7 million and $32.1 million as of March 31, 2016 and December 31, 2015, respectively)which is measured at fair value using NAV (or its equivalent) as a practical expedient.

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

•
Private equity: As of December 31, 2015, private equity investments include the investments of our consolidated venture capital fund and our investment in a private equity energy fund. As of March 31, 2016, the consolidated venture capital fund is classified as a consolidated VIE (see Note 2) and is discussed separately below; our investment in a private equity energy fund remains. Generally, the valuation of private equity investments requires significant management judgment due to the absence of quoted market prices, inherent lack of liquidity and the long-term nature of such investments. Private equity investments are valued initially at cost. The carrying values of private equity investments are adjusted either up or down from cost to reflect expected exit values as evidenced by financing and sale transactions with third parties, or when determination of a valuation adjustment is confirmed through ongoing review in accordance with our valuation policies and procedures. A variety of factors are reviewed and monitored to assess positive and negative changes in valuation, including current operating performance and future expectations of investee companies, industry valuations of comparable public companies, changes in market outlooks, and the third party financing environment over time. In determining valuation adjustments resulting from the investment review process, particular emphasis is placed on current company performance and market conditions. For these reasons, which make the fair value of private equity investments unobservable, equity investments are included in Level 3 of the valuation hierarchy. If private equity investments become publicly traded, they are included in Level 1 of the valuation hierarchy. Also, if they contain trading restrictions, publicly-traded equity investments are included in Level 2 of the valuation hierarchy until the trading restrictions expire.

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

Index

•
Consolidated VIEs: Three of our consolidated VIEs are open-end Luxembourg funds investing in (i) high yield debt issued by U.S. corporations and related derivatives, (ii) fixed income securities issued by Asia-Pacific issuers and related derivatives, and (iii) equity securities, including common and preferred stocks, convertible securities, depositary receipts and securities of real estate investment trusts. In addition, our venture capital fund, which is classified as a consolidated VIE effective January 1, 2016, holds both private equity investments as well as private equity investments that became publicly-traded. The investments and derivatives held by the consolidated VIEs are included in Levels 1, 2 and 3 of the valuation hierarchy.

The change in carrying value associated with Level 3 financial instruments carried at fair value, classified as private equity investments, trading equity securities and investments in consolidated VIEs, is as follows:

	Three Months Ended March 31,
	2016	2015
	(in thousands)

Balance as of beginning of period	$16,151	$27,813
Transfer out	—	(26)
Activity related to consolidate VIEs	5,891	—
Purchases	—	122
Sales	—	—
Realized gains (losses), net	—	(5,194)
Unrealized (losses) gains, net	(11)	5,024
Balance as of end of period	$22,031	$27,739

Transfers into and out of all levels of the fair value hierarchy are reflected at end-of-period fair values. Realized and unrealized gains and losses on Level 3 financial instruments are recorded in investment gains and losses in the condensed consolidated statements of income.
Also, as of March 31, 2016, our three consolidated VIEs that are open-end Luxembourg funds hold $5.1 million of investments that are classified as Level 3. They primarily consist of corporate bonds that are vendor priced with no ratings available, bank loans, non-agency collateralized mortgage obligations and asset-backed securities. The remainder of the activity related to consolidated VIEs pertains to our consolidated venture capital fund.
Quantitative information about private equity Level 3 fair value measurements as of March 31, 2016 and December 31, 2015 is as follows:

	Fair Value	Valuation Technique	Unobservable Input	Range
	(in thousands)
Private Equity as of March 31, 2016 (included in consolidated VIEs' investments):
Technology, Media and Telecommunications	$10,316	Market comparable companies	Revenue multiple	2.7 - 4.4
			Marketability discount	30%

Private Equity as of December 31, 2015:
Technology, Media and Telecommunications	$9,527	Market comparable companies	Revenue multiple	2.5 - 4.8
			Marketability discount	30%

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
In addition, as of March 31, 2016 and December 31, 2015, we have an investment in a private equity fund focused exclusively on the energy sector (fair value of $6.5 million) that is classified as Level 3. This investment’s valuation is based on a market approach, considering recent transactions of the fund and the industry.
The change in carrying value associated with Level 3 financial instruments carried at fair value, classified as contingent payment arrangements, is as follows:

	Three Months Ended March 31,
	2016	2015
	(in thousands)

Balance as of beginning of period	$31,399	$42,436
Accretion	353	443
Payments	(633)	(656)
Balance as of end of period	$31,119	$42,223

Our three acquisition-related contingent consideration liabilities (with a combined fair value of $31.1 million as of March 31, 2016 and $31.4 million as of December 31, 2015) currently are valued using a projected AUM weighted average growth rate of 46%, a revenue growth rate of 43%, and a discount rate of 3% (using a cost of debt assumption).

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We did not have any material assets or liabilities that were measured at fair value for impairment on a nonrecurring basis during the three months ended March 31, 2016 or during the year ended December 31, 2015.

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

In management’s opinion, an adequate accrual has been made as of March 31, 2016 to provide for any probable losses regarding any litigation matters for which we can reasonably estimate an amount of loss. It is reasonably possible that we could incur additional losses pertaining to these matters, but currently we cannot estimate any such additional losses.

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

13.	Units Outstanding

Changes in AB Units outstanding during the three-month period ended March 31, 2016 were as follows:

Outstanding as of December 31, 2015	272,301,827
Options exercised	85,471
Units issued	251,350
Units retired	(2,000,314)
Balance as of March 31, 2016	270,638,334

Index

During the first three months of 2016, we purchased 200 AB Units in private transactions and retired them.

14.	Debt

As of March 31, 2016 and December 31, 2015, AB had $485.6 million and $581.7 million, respectively, in commercial paper outstanding with weighted average interest rates of approximately 0.6% and 0.5%, respectively. The commercial paper is short term in nature, and as such, recorded value is estimated to approximate fair value (and considered a Level 2 security in the fair value hierarchy). Average daily borrowings of commercial paper during the first three months of 2016 and the full year 2015 were $553.1 million and $387.9 million, respectively, with weighted average interest rates of approximately 0.5% and 0.3%, respectively.

Index

15.	Changes in Capital

Changes in capital during the three-month period ended March 31, 2016 were as follows:

	Partners’ Capital Attributable to AB Unitholders	Non-Controlling Interests In Consolidated Entities	Total Capital
	(in thousands)

Balance as of December 31, 2015	$4,030,444	$24,473	$4,054,917
Comprehensive income:
Net income	168,926	(6,902)	162,024
Other comprehensive income, net of tax:
Unrealized (losses) on investments	(6)	—	(6)
Foreign currency translation adjustments	5,174	51	5,225
Changes in employee benefit related items	(433)	—	(433)
Comprehensive income	173,661	(6,851)	166,810

Distributions to General Partner and unitholders	(153,433)	—	(153,433)
Compensation-related transactions	(37,353)	—	(37,353)
Capital contributions from affiliates	6,348	—	6,348
Other	(1)	—	(1)
Balance as of March 31, 2016	$4,019,666	$17,622	$4,037,288

Changes in capital during the three-month period ended March 31, 2015 were as follows:

	Partners’ Capital Attributable to AB Unitholders	Non-Controlling Interests In Consolidated Entities	Total Capital
	(in thousands)

Balance as of December 31, 2014	$4,085,465	$30,396	$4,115,861
Comprehensive income:
Net income	141,469	1,275	142,744
Other comprehensive income, net of tax:
Unrealized gains on investments	308	—	308
Foreign currency translation adjustments	(12,208)	(67)	(12,275)
Changes in employee benefit related items	175	—	175
Comprehensive income	129,744	1,208	130,952

Distributions to General Partner and unitholders	(173,075)	—	(173,075)
Compensation-related transactions	(9,642)	—	(9,642)
Capital contributions from affiliates	6,354	—	6,354
Other	(11)	203	192
Balance as of March 31, 2015	$4,038,835	$31,807	$4,070,642

Index

Deferred taxes are not recognized on foreign currency translation adjustments for foreign subsidiaries, which have earnings that are considered permanently invested outside the United States.

16.	Non-controlling Interests

As discussed in Note 2, we adopted ASU 2015-02 effective January 1, 2016. As a result, we are disclosing below the components of non-controlling interest.
Non-controlling interest in net income for the three months ended March 31, 2016 and 2015 consisted of the following:

	Three Months Ended March 31,
	2016	2015
	(in thousands)

Consolidated VIEs	$(5,848)	$—
Consolidated private equity fund	—	1,137
Other	100	138
Total non-controlling interest in net income	$(5,748)	$1,275

Non-redeemable non-controlling interest as of March 31, 2016 and December 31, 2015 are summarized as follows:

	March 31, 2016	December 31, 2015
	(in thousands)

Consolidated VIEs	$16,169	$—
Consolidated private equity fund	—	23,171
Other	1,453	1,302
Total non-redeemable non-controlling interest	$17,622	$24,473

Redeemable non-controlling interest as of March 31, 2016 and December 31, 2015 are summarized as follows:

	March 31, 2016	December 31, 2015
	(in thousands)

Consolidated VIEs	$204,497	$—
CPH Capital Fondsmaeglerselskab A/S acquisition	13,203	13,203
Total redeemable non-controlling interest	$217,700	$13,203

Index

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview
Our total assets under management (“AUM”) as of March 31, 2016 were $479.0 billion, up $11.6 billion, or 2.5%, compared to December 31, 2015, and down $6.9 billion, or 1.4%, compared to March 31, 2015. During the first quarter of 2016, AUM increased as a result of market appreciation of $9.4 billion and net inflows of $2.2 billion. During the twelve months ended March 31, 2016, AUM decreased as a result of market depreciation of $6.3 billion and net outflows of $0.6 billion (Retail net outflows offset by Institutional and Private Wealth Management net inflows).
Institutional AUM increased $8.6 billion, or 3.7%, to $244.8 billion during the first quarter of 2016, due to market appreciation of $6.8 billion and net inflows of $1.8 billion. Gross sales increased 2.7% sequentially from $4.3 billion during the fourth quarter of 2015 to $4.5 billion during the first quarter of 2016. Redemptions and terminations decreased 59.6% sequentially from $3.3 billion to $1.3 billion.
Retail AUM increased $1.5 billion, or 1.0%, to $155.9 billion during the first quarter of 2016, due to market appreciation of $2.1 billion offset by net outflows of $0.6 billion. Gross sales decreased 4.6% sequentially from $8.1 billion during the fourth quarter of 2015 to $7.7 billion during the first quarter of 2016. Redemptions and terminations decreased 16.5% sequentially from $8.5 billion to $7.1 billion.
Private Wealth Management AUM increased $1.5 billion, or 1.8%, to $78.3 billion during the first quarter of 2016, due to net inflows of $1.0 billion and market appreciation of $0.5 billion. Gross sales increased 48.8% sequentially from $2.1 billion during the fourth quarter of 2015 to $3.2 billion during the first quarter of 2016. Redemptions and terminations decreased 7.5% sequentially from $2.3 billion to $2.1 billion.
Bernstein Research Services revenue for the first quarter of 2016 was $126.5 million, up $0.4 million, or 0.3%, compared to the first quarter of 2015, as a result of growth in the U.S and Asia, partially offset by weakness in European markets.
Net revenues for the first quarter of 2016 increased $6.5 million, or 0.9%, to $769.1 million from $762.6 million in the first quarter of 2015. The most significant contributors to the increase were higher investment gains of $61.8 million, offset by lower base advisory fees of $39.0 million and lower distribution revenues of $16.5 million. Operating expenses for the first quarter of 2016 decreased $13.3 million, or 2.2%, to $596.1 million from $609.4 million in the first quarter of 2015. The decrease primarily was due to lower employee compensation and benefits of $24.3 million and lower promotion and servicing of $15.8 million, offset by higher real estate charges of $28.0 million. Our operating income increased $19.8 million, or 12.9%, to $173.0 million from $153.2 million and our operating margin increased to 23.2% in the first quarter of 2016 from 19.9% in the first quarter of 2015.
Market Environment
In the early part of 2016, many of the concerns that had dampened investor risk appetite in the second half of 2015, including slowing growth in China and other international economies, uncertainty about oil and other commodity prices, and fixed income market liquidity, persisted. In addition, investors grappled with the U.S. Federal Reserve’s stance on the timing and consistency of interest rate increases and new terrorist attacks in Europe. These destabilizing factors contributed to ongoing global equity market volatility and declines, which impeded our ability to grow assets and revenues. Also, the trend of investors reallocating assets from actively-managed services to passive services that are perceived as safer investments during volatile market periods, while slightly reduced in the first quarter of 2016, remains intact. For these reasons, our AUM and revenue growth have been muted.

Index

Assets Under Management

Assets under management by distribution channel are as follows:

	As of March 31,
	2016	2015	$ Change	% Change
	(in billions)

Institutions	$244.8	$243.7	$1.1	0.5%
Retail	155.9	164.3	(8.4)	(5.1)
Private Wealth Management	78.3	77.9	0.4	0.5
Total	$479.0	$485.9	$(6.9)	(1.4)

Assets under management by investment service are as follows:

	As of March 31,
	2016	2015	$ Change	% Change
	(in billions)
Equity
Actively Managed	$110.1	$115.4	$(5.3)	(4.6)%
Passively Managed(1)	45.5	50.9	(5.4)	(10.5)
Total Equity	155.6	166.3	(10.7)	(6.4)

Fixed Income
Actively Managed
Taxable	219.1	225.5	(6.4)	(2.9)
Tax–exempt	35.0	32.6	2.4	7.4
	254.1	258.1	(4.0)	(1.6)

Passively Managed(1)	10.3	9.8	0.5	4.7
Total Fixed Income	264.4	267.9	(3.5)	(1.3)

Other(2)	59.0	51.7	7.3	14.2
Total	$479.0	$485.9	$(6.9)	(1.4)

(1)Includes index and enhanced index services.
(2)Includes multi-asset solutions and services and certain alternative investments.

Index

Changes in assets under management for the three-month and twelve-month periods ended March 31, 2016 are as follows:

	Distribution Channel
	Institutions	Retail	Private Wealth Management	Total
	(in billions)

Balance as of December 31, 2015	$236.2	$154.4	$76.8	$467.4
Long-term flows:
Sales/new accounts	4.5	7.7	3.2	15.4
Redemptions/terminations	(1.3)	(7.1)	(2.1)	(10.5)
Cash flow/unreinvested dividends	(1.4)	(1.2)	(0.1)	(2.7)
Net long-term inflows (outflows)	1.8	(0.6)	1.0	2.2
Market appreciation	6.8	2.1	0.5	9.4
Net change	8.6	1.5	1.5	11.6
Balance as of March 31, 2016	$244.8	$155.9	$78.3	$479.0

Balance as of March 31, 2015	$243.7	$164.3	$77.9	$485.9
Long-term flows:
Sales/new accounts	27.9	32.8	9.7	70.4
Redemptions/terminations	(15.4)	(34.1)	(8.9)	(58.4)
Cash flow/unreinvested dividends	(9.2)	(3.3)	(0.1)	(12.6)
Net long-term inflows (outflows)	3.3	(4.6)	0.7	(0.6)
AUM adjustments(1)	0.1	(0.3)	0.2	—
Transfers	(0.1)	—	0.1	—
Market depreciation	(2.2)	(3.5)	(0.6)	(6.3)
Net change	1.1	(8.4)	0.4	(6.9)
Balance as of March 31, 2016	$244.8	$155.9	$78.3	$479.0

(1)Represents adjustments to reported AUM for reporting methodology changes that do not represent inflows or outflows.

Index

	Investment Service
	Equity Actively Managed	Equity Passively Managed(1)	Fixed Income Actively Managed - Taxable	Fixed Income Actively Managed - Tax- Exempt	Fixed Income Passively Managed(1)	Other(2)	Total
	(in billions)

Balance as of December 31, 2015	$110.6	$46.4	$207.4	$33.5	$10.0	$59.5	$467.4
Long-term flows:
Sales/new accounts	3.7	0.1	8.6	2.0	0.1	0.9	15.4
Redemptions/terminations	(3.8)	(0.4)	(4.4)	(1.1)	(0.1)	(0.7)	(10.5)
Cash flow/unreinvested dividends	—	(0.5)	(1.4)	—	(0.2)	(0.6)	(2.7)
Net long-term (outflows) inflows	(0.1)	(0.8)	2.8	0.9	(0.2)	(0.4)	2.2
Market (depreciation) appreciation	(0.4)	(0.1)	8.9	0.6	0.5	(0.1)	9.4
Net change	(0.5)	(0.9)	11.7	1.5	0.3	(0.5)	11.6
Balance as of March 31, 2016	$110.1	$45.5	$219.1	$35.0	$10.3	$59.0	$479.0

Balance as of March 31, 2015	$115.4	$50.9	$225.5	$32.6	$9.8	$51.7	$485.9
Long-term flows:
Sales/new accounts	17.8	0.8	31.9	6.0	0.6	13.3	70.4
Redemptions/terminations	(16.2)	(1.6)	(32.4)	(4.4)	(0.6)	(3.2)	(58.4)
Cash flow/unreinvested dividends	(2.8)	(2.8)	(6.2)	(0.2)	0.1	(0.7)	(12.6)
Net long-term (outflows) inflows	(1.2)	(3.6)	(6.7)	1.4	0.1	9.4	(0.6)
AUM adjustments(3)	0.1	—	—	(0.1)	—	—	—
Market (depreciation) appreciation	(4.2)	(1.8)	0.3	1.1	0.4	(2.1)	(6.3)
Net change	(5.3)	(5.4)	(6.4)	2.4	0.5	7.3	(6.9)
Balance as of March 31, 2016	$110.1	$45.5	$219.1	$35.0	$10.3	$59.0	$479.0

(1)Includes index and enhanced index services.
(2)Includes multi-asset solutions and services and certain alternative investments.

(3)	Represents adjustments to reported AUM for reporting methodology changes that do not represent inflows or outflows.

Index

Average assets under management by distribution channel and investment service were as follows:

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
	(in billions)
Distribution Channel:
Institutions	$237.5	$241.5	$(4.0)	(1.6)%
Retail	151.5	162.8	(11.3)	(7.0)
Private Wealth Management	76.4	76.7	(0.3)	(0.4)
Total	$465.4	$481.0	$(15.6)	(3.2)

Investment Service:
Equity Actively Managed	$106.9	$113.8	$(6.9)	(6.1)%
Equity Passively Managed(1)	44.3	50.5	(6.2)	(12.3)
Fixed Income Actively Managed – Taxable	211.5	223.7	(12.2)	(5.5)
Fixed Income Actively Managed – Tax-exempt	34.2	32.3	1.9	6.2
Fixed Income Passively Managed(1)	10.2	10.1	0.1	1.5
Other (2)	58.3	50.6	7.7	15.1
Total	$465.4	$481.0	$(15.6)	(3.2)

(1)Includes index and enhanced index services.
(2)Includes multi-asset solutions and services and certain alternative investments.

Our Institutional channel first quarter average AUM of $237.5 billion decreased $4.0 billion, or 1.6%, compared to the first quarter of 2015; however, our Institutional AUM increased $1.1 billion, or 0.5%, to $244.8 billion over the last twelve months. The $1.1 billion increase in AUM primarily resulted from net inflows of $3.3 billion, offset by market depreciation of $2.2 billion ($7.8 billion of market depreciation occurred in the third quarter of 2015, resulting in a decrease in average AUM as compared to an increase in AUM over the last twelve months).
Our Retail channel first quarter average AUM of $151.5 billion decreased $11.3 billion, or 7.0%, compared to the first quarter of 2015, primarily due to our Retail AUM decreasing $8.4 billion, or 5.1%, to $155.9 billion over the last twelve months. The $8.4 billion decrease in AUM primarily resulted from net outflows of $4.6 billion and market depreciation of $3.5 billion ($8.6 million of market depreciation occurred in the third quarter of 2015, resulting in the decrease in average AUM outpacing the decrease in AUM over the last twelve months).
Our Private Wealth Management channel first quarter average AUM of $76.4 billion decreased $0.3 billion, or 0.4%, compared to the first quarter of 2015; however, our Private Wealth Management AUM increased $0.4 billion, or 0.5%, to $78.3 billion over the last twelve months. The $0.4 billion increase in AUM primarily resulted from net inflows of $0.7 billion and an AUM adjustment of $0.2 billion, offset by market depreciation of $0.6 billion ($3.2 billion of market depreciation occurred in the third quarter of 2015, resulting in a decrease in average AUM as compared to an increase in AUM over the last twelve months).

Index

Absolute investment composite returns, gross of fees, and relative performance as of March 31, 2016 compared to benchmarks for certain representative Institutional equity and fixed income services are as follows:

	1-Year	3-Year	5-Year
Global High Income - Hedged (fixed income)
Absolute return	(1.6)%	2.6%	5.5%
Relative return (vs. Barclays Global High Yield Index - Hedged)	(1.5)	(0.6)	(0.5)
Global Fixed Income (fixed income)
Absolute return	5.8	0.2	2.5
Relative return (vs. CITI WLD GV BD-USD/JPM GLBL BD)	(0.1)	(0.3)	1.3
Intermediate Municipal Bonds (fixed income)
Absolute return	3.2	2.5	3.7
Relative return (vs. Lipper Short/Int. Blended Muni Fund Avg)	1.2	0.9	0.8
U.S. Strategic Core Plus (fixed income)
Absolute return	2.2	3.1	4.3
Relative return (vs. Barclays U.S. Aggregate Index)	0.2	0.6	0.5
Emerging Market Debt (fixed income)
Absolute return	1.1	1.3	5.4
Relative return (vs. JPM EMBI Global/JPM EMBI)	(3.2)	(1.1)	(0.6)
Global Plus (fixed income)
Absolute return	4.4	0.7	2.1
Relative return (vs. Barclays Global Aggregate Index)	(0.1)	(0.2)	0.3
Emerging Markets Value
Absolute return	(11.8)	(4.0)	(5.7)
Relative return (vs. MSCI EM Index)	0.2	0.5	(1.6)
Global Strategic Value
Absolute return	(7.2)	9.0	5.2
Relative return (vs. MSCI ACWI Index)	(2.8)	3.5	—
U.S. Small & Mid Cap Value
Absolute return	(3.9)	9.9	9.5
Relative return (vs. Russell 2500 Value Index)	1.3	2.8	1.1
U.S. Strategic Value
Absolute return	(7.3)	9.6	8.3
Relative return (vs. Russell 1000 Value Index)	(5.7)	0.2	(1.9)
U.S. Small Cap Growth
Absolute return	(12.9)	6.7	7.7
Relative return (vs. Russell 2000 Growth Index)	(1.1)	(1.2)	—
U.S. Large Cap Growth
Absolute return	4.2	17.3	13.7
Relative return (vs. Russell 1000 Growth Index)	1.7	3.7	1.3
U.S. Small & Mid Cap Growth
Absolute return	(10.1)	7.5	8.0
Relative return (vs. Russell 2500 Growth Index)	(0.5)	(1.7)	(0.8)
Concentrated U.S. Growth
Absolute return	(2.5)	12.2	13.9
Relative return (vs. S&P 500 Index)	(4.3)	0.4	2.3
Select U.S. Equity
Absolute return	(0.3)	11.4	12.7
Relative return (vs. S&P 500 Index)	(2.0)	(0.4)	1.1
Strategic Equities (inception June 30, 2012)
Absolute return	0.8	12.5	N/A
Relative return (vs. All Cap Index)	(0.3)	0.9	N/A
Global Core Equity (inception June 30, 2011)
Absolute return	(2.2)	6.6	N/A
Relative return (vs. MSCI ACWI Index)	2.2	1.1	N/A

Index

Consolidated Results of Operations

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
	(in thousands, except per unit amounts)

Net revenues	$769,126	$762,571	$6,555	0.9%
Expenses	596,084	609,357	(13,273)	(2.2)
Operating income	173,042	153,214	19,828	12.9
Income taxes	9,864	10,470	(606)	(5.8)
Net income	163,178	142,744	20,434	14.3
Net (loss) income of consolidated entities attributable to non-controlling interests	(5,748)	1,275	(7,023)	n/m
Net income attributable to AB Unitholders	$168,926	$141,469	$27,457	19.4

Diluted net income per AB Unit	$0.61	$0.51	$0.10	19.6

Distributions per AB Unit	$0.45	$0.51	$(0.06)	(11.8)

Operating margin (1)	23.2%	19.9%

(1)Operating income excluding net (loss) income attributable to non-controlling interests as a percentage of net revenues.

Net income attributable to AB Unitholders for the three months ended March 31, 2016 increased $27.5 million, or 19.4%, from the three months ended March 31, 2015. The increase resulted from (in millions):

Higher investments gains	$61.8
Lower employee compensation and benefits	24.3
Lower promotion and servicing	15.8
Lower net income of consolidated entities attributable to non-controlling interests	7.0
Lower base advisory fees	(39.0)
Higher real estate charges	(28.0)
Lower distribution revenues	(16.5)
Other	2.1
$27.5

Real Estate Charges

During 2010, we performed a comprehensive review of our real estate requirements in New York in connection with our workforce reductions, which commenced in 2008. As a result, during 2010 we decided to sub-lease over 380,000 square feet in New York (all of this space has been sublet) and consolidate our New York-based employees into two office locations from three. During the third quarter of 2012, in an effort to further reduce our global real estate footprint, we completed a comprehensive review of our worldwide office locations and began implementing a global space consolidation plan. As a result, we decided to sub-lease approximately 510,000 square feet of office space (all of this space has been sublet), more than 70% of which is New York office space (in addition to the 380,000 square foot space reduction in 2010), with the remainder consisting of office space in England, Australia and various U.S. locations.

During the first three months of 2016, we recorded pre-tax real estate charges of $27.6 million, resulting from new charges of $28.5 million relating to the further consolidation of office space at our New York offices, offset by changes in estimates related to previously recorded real estate charges. We expect that, as a result of vacating and marketing for sublease two additional floors in New York during the first quarter of 2016, and recording the charge, approximately $3.7 million of annualized savings will be generated, provided we can successfully sublease the office space based upon our current assumptions.

Index

Units Outstanding

Each quarter, we implement plans to repurchase AB Holding Units pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (“Exchange Act”). A Rule 10b5-1 plan allows a company to repurchase its shares at times when it otherwise might be prevented from doing so because of self-imposed trading blackout periods or because it possesses material non-public information. Each broker we select has the authority under the terms and limitations specified in the plan to repurchase AB Holding Units on our behalf in accordance with the terms of the plan. Repurchases are subject to regulations promulgated by the SEC as well as certain price, market volume and timing constraints specified in the plan. The plan adopted during the first quarter of 2016 expired at the close of business on April 27, 2016. We may adopt additional Rule 10b5-1 plans in the future to engage in open-market purchases of AB Holding Units to help fund anticipated obligations under our incentive compensation award program and for other corporate purposes.

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

	Three Months Ended March 31,
	2016	2015
	(in thousands)

Net revenues, US GAAP basis	$769,126	$762,571
Adjustments:
Long-term incentive compensation-related investment (gains)	1,326	(2,426)
Long-term incentive compensation-related dividends and interest	(151)	(151)
90% of consolidated venture capital fund investment (gains)	—	(1,373)
Distribution-related payments	(87,127)	(100,386)
Amortization of deferred sales commissions	(11,242)	(12,399)
Pass-through fees and expenses	(11,651)	(11,841)
Gain on sale of investment	(75,273)	—
Impact of consolidated VIEs	5,058	—
Adjusted net revenues	$590,066	$633,995

Operating income, US GAAP basis	$173,042	$153,214
Adjustments:
Long-term incentive compensation-related items	963	57
Gain on sale of investment	(75,273)	—
Real estate charges (credits)	27,586	(383)
Sub-total of non-GAAP adjustments	(46,724)	(326)
Less: Net (loss) income of consolidated entities attributable to non-controlling interests	(5,748)	1,275
Adjusted operating income	$132,066	$151,613

Adjusted operating margin	22.4%	23.9%

Adjusted operating income for the three months ended March 31, 2016 decreased $19.5 million, or 12.9%, from the three months ended March 31, 2015, primarily due to lower investment advisory base fees of $39.0 million and lower performance-based fees of $3.5 million, offset by lower employee compensation expense (excluding the impact of long-term incentive compensation-related items) of $21.5 million.

Adjusted Net Revenues

Adjusted net revenues exclude investment gains and losses and dividends and interest on employee long-term incentive compensation-related investments. In addition, adjusted net revenues offset distribution-related payments to third parties as well

Index

as amortization of deferred sales commissions against distribution revenues. We believe offsetting net revenues by distribution-related payments is useful for our investors and other users of our financial statements because such presentation appropriately reflects the nature of these costs as pass-through payments to third parties who perform functions on behalf of our sponsored mutual funds and/or shareholders of these funds. We offset amortization of deferred sales commissions against net revenues because such costs, over time, essentially offset our distribution revenues. We also exclude additional pass-through expenses we incur (primarily through our transfer agency) that are reimbursed and recorded as fees in revenues. These fees have no impact on operating income, but they do have an impact on our operating margin. As such, we exclude these fees from adjusted net revenues.

Lastly, in 2015 we excluded 90% of the investment gains and losses of our consolidated venture capital fund attributable to non-controlling interests. Effective January 1, 2016, as a result of adopting a new accounting standard (see Note 2 to our condensed consolidated financial statements), our consolidated venture capital fund is included with other consolidated VIEs and we adjust for the revenue impact of consolidating VIEs by eliminating the consolidated VIEs' revenues and including AB's fees from such VIEs and AB's investment gains and losses on its investments in such VIEs that were eliminated in consolidation. In addition, in 2016 we excluded a realized gain of $75.3 million resulting from the liquidation of an investment in Jasper Wireless Technologies, Inc. ("Jasper"), which was acquired by Cisco Systems, Inc., because it was not part of our core operating results.

Adjusted Operating Income

Adjusted operating income represents operating income on a US GAAP basis excluding (1) the impact on net revenues and compensation expense of the investment gains and losses (as well as the dividends and interest) associated with employee long-term incentive compensation-related investments, (2) real estate charges (credits), (3) the net income or loss of consolidated entities attributable to non-controlling interests in 2015, and (4) the impact of consolidated VIEs in 2016.

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

In regard to 2015 adjusted operating income, most of the net income or loss of consolidated entities attributable to non-controlling interests relates to the 90% limited partner interests held by third parties in our consolidated venture capital fund. We own a 10% limited partner interest in the fund. Because we are the general partner of the venture capital fund and are deemed to have a controlling interest, US GAAP requires us to consolidate the financial results of the fund. However, recognizing 100% of the gains or losses in operating income while only retaining 10% is not reflective of our underlying financial results at the operating income level. As a result, we exclude the 90% limited partner interests we do not own from our adjusted operating income. Effective January 1, 2016, our consolidated venture capital fund is included with other consolidated VIEs. Similarly, net income of joint ventures attributable to non-controlling interests, although not significant, is excluded because it does not reflect the economic interest attributable to AB.

In regard to 2016 adjusted operating income, we adjusted for the operating income impact of consolidating certain VIEs (as a result of the adoption of a new accounting standard; see Note 2 to our condensed consolidated financial statements) by eliminating the consolidated VIEs' revenues and expenses and including AB's revenues and expenses that were eliminated in consolidation. We also excluded the limited partner interests we do not own.

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

Index

Net Revenues

The components of net revenues are as follows:

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
	(in thousands)
Investment advisory and services fees:
Institutions:
Base fees	$96,980	$106,797	$(9,817)	(9.2)%
Performance-based fees	514	2,692	(2,178)	(80.9)
	97,494	109,489	(11,995)	(11.0)
Retail:
Base fees	189,968	213,894	(23,926)	(11.2)
Performance-based fees	—	1,354	(1,354)	(100.0)
	189,968	215,248	(25,280)	(11.7)
Private Wealth Management:
Base fees	163,843	169,145	(5,302)	(3.1)
Performance-based fees	108	106	2	1.9
	163,951	169,251	(5,300)	(3.1)
Total:
Base fees	450,791	489,836	(39,045)	(8.0)
Performance-based fees	622	4,152	(3,530)	(85.0)
	451,413	493,988	(42,575)	(8.6)

Bernstein Research Services	126,465	126,046	419	0.3
Distribution revenues	92,692	109,184	(16,492)	(15.1)
Dividend and interest income	7,370	5,094	2,276	44.7
Investment gains (losses)	65,650	3,888	61,762	1,588.5
Other revenues	27,611	24,990	2,621	10.5
Total revenues	771,201	763,190	8,011	1.0
Less: Interest expense	2,075	619	1,456	235.2
Net revenues	$769,126	$762,571	$6,555	0.9

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

Index

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

We sometimes charge our clients performance-based fees. In these situations, we charge a base advisory fee and are eligible to earn an additional performance-based fee or incentive allocation that is calculated as either a percentage of absolute investment results or a percentage of investment results in excess of a stated benchmark over a specified period of time. Some performance-based fees include a high-watermark provision, which generally provides that if a client account underperforms relative to its performance target (whether absolute or relative to a specified benchmark), it must gain back such underperformance before we can collect future performance-based fees. Therefore, if we fail to achieve our performance target for a particular period, we will not earn a performance-based fee for that period and, for accounts with a high-watermark provision, our ability to earn future performance-based fees will be impaired. We are eligible to earn performance-based fees on 9.7%, 4.2% and 1.4% of the assets we manage for institutional clients, private wealth clients and retail clients, respectively (in total, 6.1% of our AUM).

During the first quarter of 2016, as General Partner of AllianceBernstein U.S. Real Estate L.P. (“Real Estate Fund”), we received a carried interest distribution of $33.1 million. In accordance with our revenue recognition policies, we did not recognize this carried interest distribution as performance fee revenues, instead recording a deferred revenue liability, because the distribution is subject to claw-back provisions. We will recognize the distribution as revenues when the potential claw-back obligation is mathematically remote, which may not occur until at or near termination of the Real Estate Fund. In addition, we have revenue-sharing arrangements whereby certain employees are entitled to a share of carried interest proceeds distributed by certain funds, including the Real Estate Fund. As such, we distributed $16.4 million of these carried interest proceeds to certain Real Estate Fund employees. We have recorded this payment, which, like our carried interest distribution, is subject to claw-back provisions, as an advance to employees and will recognize it as compensation expense in the period in which the applicable revenue is recognized.

For the three months ended March 31, 2016, our investment advisory and services fees decreased by $42.6 million, or 8.6%, from the three months ended March 31, 2015, primarily due to a $39.0 million, or 8.0%, decrease in base fees, which primarily resulted from a 3.2% decrease in average AUM and an the impact of a shift in product mix from global fixed income and active equity products into other products which generally have lower fees.

Institutional investment advisory and services fees for the three months ended March 31, 2016 decreased by $12.0 million, or 11.0%, from the three months ended March 31, 2015, primarily due to a $9.8 million, or 9.2%, decrease in base fees. The decrease in base fees was due to a decrease in average AUM of 1.6% and the impact of a shift in product mix from active equities into other products which generally have lower fees. Additionally, performance-based fees decreased $2.2 million from the prior year.

Retail investment advisory and services fees for the three months ended March 31, 2016 decreased by $25.3 million, or 11.7%, from the three months ended March 31, 2015, primarily due to a $23.9 million, or 11.2%, decrease in base fees. The decrease in base fees was due to a decrease in average AUM of 7.0% and the impact of a shift in product mix from long-term non-U.S. global fixed income mutual funds to long-term U.S. mutual funds and other Retail products and services, which generally have lower fees compared to long-term non-U.S. global fixed income mutual funds.

Private Wealth Management investment advisory and services fees for the three months ended March 31, 2016 decreased by $5.3 million, or 3.1%, from the three months ended March 31, 2015, primarily as a result of a $5.3 million, or 3.1%, decrease in base fees. However, average billable AUM increased by 0.9%. Base fees decreased primarily due to a shift in product mix from active equity to active fixed income and other products with lower fees.

Bernstein Research Services

Bernstein Research Services revenue consists principally of equity commissions received for providing equity research and brokerage-related services to institutional investors.

Index

Revenues from Bernstein Research Services for the three months ended March 31, 2016 increased $0.4 million, or 0.3%, from the three months ended March 31, 2015. The increase was the result of growth in the U.S. and Asia, partially offset by weakness in European markets.

Distribution Revenues

Two of our subsidiaries act as distributors and/or placing agents of company-sponsored mutual funds and receive distribution services fees from certain of those funds as partial reimbursement of the distribution expenses they incur. Period-over-period fluctuations of distribution revenues typically are in line with fluctuations of the corresponding average AUM of these mutual funds.
Distribution revenues for the three months ended March 31, 2016 decreased $16.5 million, or 15.1%, compared to the three months ended March 31, 2015, primarily due to the corresponding average AUM of these mutual funds decreasing 13.5%.

Dividend and Interest Income and Interest Expense

Dividend and interest income consists primarily of investment income and interest earned on customer margin balances and U.S. Treasury Bills. Interest expense principally reflects interest accrued on cash balances in customers’ brokerage accounts. Dividend and interest income, net of interest expense, for the three months ended March 31, 2016 increased $0.8 million, or 18.3%, compared to the three months ended March 31, 2015, primarily due to higher broker-dealer related activity.

Investment Gains (Losses)

Investment gains (losses) consist primarily of realized and unrealized investment gains or losses on: (i) employee long-term incentive compensation-related investments, (ii) investments owned by our consolidated venture capital fund, (iii) U.S. Treasury Bills, (iv) market-making in exchange-traded options and equities, (v) seed capital investments, (vi) derivatives and (vii) investments in our consolidated VIEs. Effective January 1, 2016, upon adoption of a new accounting standard (see Note 2 to the condensed consolidated financial statements), our consolidated private equity fund investments are included with investments in consolidated VIEs. Investments gains (losses) also include realized gains or losses on the sale of seed capital investments classified as available-for-sale securities and equity in earnings of proprietary investments in limited partnership hedge funds that we sponsor and manage.

Index

Investment gains (losses) are as follows:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Long-term incentive compensation-related investments
Realized gains (losses)	$937	$3,400
Unrealized gains (losses)	(2,264)	(974)

Consolidated private equity fund investments
Realized gains (losses)
Non-public investments	—	(5,194)
Public investments	—	—
Unrealized gains (losses)
Non-public investments	—	5,023
Public investments	—	1,697

Investments in consolidated VIEs
Realized gains (losses)	462	—
Unrealized gains (losses)	(8,032)	—

Seed capital investments
Realized gains (losses)
Seed capital	66,082	5,414
Derivatives	2,838	(5,714)
Unrealized gains (losses)
Seed capital	13,258	2,190
Derivatives	(6,395)	(340)

Brokerage-related investments
Realized gains (losses)	(1,356)	(1,524)
Unrealized gains (losses)	120	(90)
	$65,650	$3,888

During the first quarter of 2016, we sold our investment in Jasper, a company in which we owned a 7.6% equity interest. We expect to receive $85.5 million in cash, subject to final transaction costs and working capital adjustments. During March 2016, the transaction closed and we received $74.8 million in cash, recorded a $10.7 million receivable for the balance retained in escrow for 18 months and recorded an investment gain of $75.3 million.
Other Revenues

Other revenues consist of fees earned for transfer agency services provided to company-sponsored mutual funds, fees earned for administration and recordkeeping services provided to company-sponsored mutual funds and the general accounts of AXA and its subsidiaries, and other miscellaneous revenues. Other revenues for the three months ended March 31, 2016 increased $2.6 million, or 10.5%, compared to the three months ended March 31, 2015, primarily due to the recording of other revenues related to our consolidated VIEs.

Index

Expenses

The components of expenses are as follows:

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
	(in thousands)

Employee compensation and benefits	$302,011	$326,327	$(24,316)	(7.5)%
Promotion and servicing:
Distribution-related payments	87,127	100,386	(13,259)	(13.2)
Amortization of deferred sales commissions	11,242	12,399	(1,157)	(9.3)
Other	54,201	55,537	(1,336)	(2.4)
	152,570	168,322	(15,752)	(9.4)
General and administrative:
General and administrative	105,923	107,333	(1,410)	(1.3)
Real estate charges (credits)	27,586	(383)	27,969	n/m
	133,509	106,950	26,559	24.8
Contingent payment arrangements	353	443	(90)	(20.3)
Interest	1,232	854	378	44.3
Amortization of intangible assets	6,409	6,461	(52)	(0.8)
Total	$596,084	$609,357	$(13,273)	(2.2)

Employee Compensation and Benefits

Employee compensation and benefits consist of base compensation (including salaries and severance), annual short-term incentive compensation awards (cash bonuses), annual long-term incentive compensation awards, commissions, fringe benefits and other employment costs (including recruitment, training, temporary help and meals).

Compensation expense as a percentage of net revenues was 39.3% and 42.8% for the three months ended March 31, 2016 and 2015, respectively. Compensation expense generally is determined on a discretionary basis and is primarily a function of our firm’s current-year financial performance. The amounts of incentive compensation we award are designed to motivate, reward and retain top talent while aligning our executives' interests with the interests of our Unitholders. Senior management, with the approval of the Compensation Committee of the Board of Directors of AllianceBernstein Corporation (“Compensation Committee”), periodically confirms that the appropriate metric to consider in determining the amount of incentive compensation is the ratio of adjusted employee compensation and benefits expense to adjusted net revenues. Adjusted net revenues used in the adjusted compensation ratio are the same as the adjusted net revenues presented as a non-GAAP measure (discussed earlier in this MD&A). Adjusted employee compensation and benefits expense is total employee compensation and benefits expense minus other employment costs such as recruitment, training, temporary help and meals (which were 1.2% and 1.1%, respectively, of adjusted net revenues for the three months ended March 31, 2016 and 2015), and excludes the impact of mark-to-market vesting expense, as well as dividends and interest expense, associated with employee long-term incentive compensation-related investments. Senior management, with the approval of the Compensation Committee, has established as an objective that adjusted employee compensation and benefits expense generally should not exceed 50% of our adjusted net revenues, except in unexpected or unusual circumstances. Our ratio of adjusted compensation expense as a percentage of adjusted revenues was 50.0% for the three months ended March 31, 2016 and 2015.

For the three months ended March 31, 2016, employee compensation and benefits expense decreased $24.3 million, or 7.5%, compared to the three months ended March 31, 2015, primarily due to lower incentive compensation of $35.1 million, partially offset by higher base compensation of $12.9 million, reflecting higher severance costs.

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

Promotion and servicing expenses decreased $15.8 million, or 9.4%, during the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The decrease was primarily due to lower distribution-related payments of $13.3 million and lower amortization of deferred sales commissions of $1.2 million.

General and Administrative

General and administrative expenses include portfolio services expenses, technology expenses, professional fees and office-related expenses (occupancy, communications and similar expenses). General and administrative expenses as a percentage of net revenues were 17.4% (13.8% excluding real estate charges) and 14.0% (14.1% excluding real estate credits) for the three months ended March 31, 2016 and 2015, respectively. General and administrative expenses increased $26.6 million, or 24.8%, during the first quarter of 2016 compared to the same period in 2015, primarily due to higher real estate charges of $28.0 million.

Contingent Payment Arrangements

Contingent payment arrangements reflect changes in estimates of contingent payment liabilities associated with acquisitions in previous periods, as well as accretion expense of these liabilities. There were no changes in estimates during the first three months of 2016 and 2015.

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

Income tax expense for the three months ended March 31, 2016 decreased $0.6 million, or 5.8%, compared to the three months ended March 31, 2015. The decrease is due to a lower effective tax rate in the current quarter of 5.7%, compared to 6.8% in the first quarter of 2015, partially offset by higher pre-tax income. The lower effective tax rate in the first quarter of 2016 primarily resulted from our earning a greater portion of our income in jurisdictions with lower tax rates. There were no material changes to FIN 48 reserves or valuation allowances during the quarter.

Net Income (Loss) of Consolidated Entities Attributable to Non-Controlling Interests

Net income (loss) of consolidated entities attributable to non-controlling interests primarily consists of limited partner interests owned by other investors in our consolidated VIEs. During the first three months of 2016, we had $5.7 million of net loss of consolidated entities attributable to non-controlling interests, which primarily resulted from $7.6 million of net investment losses attributable to our consolidated VIEs.

CAPITAL RESOURCES AND LIQUIDITY

During the first three months of 2016, net cash provided by operating activities was $675.9 million, compared to $259.8 million during the corresponding 2015 period. The change primarily is due to a larger increase in broker-dealer related payables (net of receivables and segregated U.S. Treasury bills activity) of $217.8 million, higher seed capital net redemptions, offset by higher broker-dealer purchases (net of redemptions), of $85.5 million, an increase in accounts payable of $61.8 million and higher cash provided by net income of $33.5 million.

During the first three months of 2016, net cash used in investing activities was $11.2 million, compared to $5.1 million during the corresponding 2015 period. The change reflects higher purchases of furniture, equipment and leasehold improvements.

During the first three months of 2016, net cash used in financing activities was $421.3 million, compared to $129.7 million during the corresponding 2015 period. The change reflects a decrease in overdrafts payable of $130.1 million, the repayment of commercial

Index

paper in 2016 as compared to issuances in 2015 (difference of $108.3 million) and higher repurchases of AB Holding Units of $22.6 million.

As of March 31, 2016, AB had $796.4 million of cash and cash equivalents (excluding cash and cash equivalents of consolidated VIEs), all of which is available for liquidity, but consists primarily of cash on deposit for our broker-dealers to comply with various customer clearing activities and cash held by foreign subsidiaries for which a permanent investment election for U.S. tax purposes is taken. If the cash held at our foreign subsidiaries of $515.6 million, which includes cash on deposit for our foreign broker-dealers, is repatriated to the U.S., we would be required to accrue and pay U.S. income taxes on these funds, based on the unremitted amount. We currently intend to permanently reinvest these earnings outside the U.S.

Debt and Credit Facilities

As of March 31, 2016 and December 31, 2015, AB had $485.6 million and $581.7 million, respectively, in commercial paper outstanding with weighted average interest rates of approximately 0.6% and 0.5%, respectively. The commercial paper is short term in nature, and as such, recorded value is estimated to approximate fair value (and considered a Level 2 security in the fair value hierarchy). Average daily borrowings of commercial paper during the first three months of 2016 and the full year 2015 were $553.1 million and $387.9 million, respectively, with weighted average interest rates of approximately 0.5% and 0.3%, respectively.

AB has a $1.0 billion committed, unsecured senior revolving credit facility (“Credit Facility”) with a group of commercial banks and other lenders, which matures on October 22, 2019. The Credit Facility provides for possible increases in the principal amount by up to an aggregate incremental amount of $250 million; any such increase is subject to the consent of the affected lenders. The Credit Facility is available for AB and Sanford C. Bernstein & Co., LLC ("SCB LLC") business purposes, including the support of AB’s $1.0 billion commercial paper program. Both AB and SCB LLC can draw directly under the Credit Facility and management may draw on the Credit Facility from time to time. AB has agreed to guarantee the obligations of SCB LLC under the Credit Facility.

The Credit Facility contains affirmative, negative and financial covenants, which are customary for facilities of this type, including restrictions on dispositions of assets, restrictions on liens, a minimum interest coverage ratio and a maximum leverage ratio. As of March 31, 2016, we were in compliance with these covenants. The Credit Facility also includes customary events of default (with customary grace periods, as applicable), including provisions under which, upon the occurrence of an event of default, all outstanding loans may be accelerated and/or lender’s commitments may be terminated. Also, under such provisions, upon the occurrence of certain insolvency- or bankruptcy-related events of default, all amounts payable under the Credit Facility would automatically become immediately due and payable, and the lender’s commitments would automatically terminate.

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

As of March 31, 2016 and December 31, 2015, we had no amounts outstanding under the Credit Facility. During the first three months of 2016 and the full year 2015, we did not draw upon the Credit Facility.

In addition, SCB LLC has three uncommitted lines of credit with four financial institutions. Two of these lines of credit permit us to borrow up to an aggregate of approximately $200 million, with AB named as an additional borrower, while one line has no stated limit. As of March 31, 2016 and December 31, 2015, SCB LLC had no bank loans outstanding. Average daily borrowings of bank loans during the first three months of 2016 and full year 2015 were $6.8 million and $3.9 million, respectively, with weighted average interest rates of approximately 1.1% and 1.2%, respectively.

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

We entered into a subscription agreement, under which we committed to invest up to $35.0 million in a venture capital fund. As of March 31, 2016, we had funded $32.1 million of this commitment.

As general partner of AllianceBernstein U.S. Real Estate L.P. (“Real Estate Fund”), we committed to invest $25.0 million in the Real Estate Fund. As of March 31, 2016, we had funded $19.6 million of this commitment. As general partner of AllianceBernstein U.S. Real Estate II L.P. (“Real Estate Fund II”), we committed to invest $28.0 million in Real Estate Fund II. As of March 31, 2016, we had funded $1.4 million of this commitment.

We entered into an investment agreement under which we committed to invest up to $8.0 million in an oil and gas fund. As of March 31, 2016, we had funded $6.1 million of this commitment.

See Note 12 for discussion of contingencies.

CRITICAL ACCOUNTING ESTIMATES

The preparation of the condensed consolidated financial statements and notes to condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses.

There have been no updates to our critical accounting estimates from those disclosed in “Management’s Discussion and Analysis of Financial Condition” in our Form 10-K for the fiscal year ended December 31, 2015.

ACCOUNTING PRONOUNCEMENTS

See Note 2 to AB’s condensed consolidated financial statements contained in Item 1.

CAUTIONS REGARDING FORWARD-LOOKING STATEMENTS

Certain statements provided by management in this report and in the portion of AB’s Form 10-Q attached hereto as Exhibit 99.1 are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. The most significant of these factors include, but are not limited to, the following: the performance of financial markets, the investment performance of sponsored investment products and separately-managed accounts, general economic conditions, industry trends, future acquisitions, integration of acquired companies, competitive conditions and government regulations, including changes in tax regulations and rates and the manner in which the earnings of publicly-traded partnerships are taxed. We caution readers to carefully consider such factors. Further, these forward-looking statements speak only as of the date on which such statements are made; we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. For further information regarding these forward-looking statements and the factors that could cause actual results to differ, see “Risk Factors” in Part I, Item 1A of our Form 10-K for the year ended December 31, 2015 and Part II, Item 1A in this Form 10-Q. Any or all of the forward-looking statements that we make in our Form 10-K, this Form 10-Q, other documents we file with or furnish to the SEC, and any other public statements we issue, may turn out to be wrong. It is important to remember that other factors besides those listed in “Risk Factors” and those listed below also could affect adversely our revenues, financial condition, results of operations and business prospects.

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

Index

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

•
Our expectation that, as a result of vacating and marketing for sublease two floors in New York during the first quarter of 2016, and recording real estate charges totaling $28.5 million, approximately $3.7 million of annualized savings will be generated: Any charges we record are based on our current assumptions regarding sublease marketing periods, costs to prepare the properties to market, market rental rates, broker commissions and subtenant allowance/incentives, all of which are factors largely beyond our control. If our assumptions prove to be incorrect, we may be forced to record additional charges, which may result in annual savings different from our current expectation.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in AB’s market risk from the information provided under “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of AB's Form 10-K for the year ended December 31, 2015.

Item 4.	Controls and Procedures

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

As of the end of the period covered by this report, management carried out an evaluation, under the supervision and with the participation of the CEO and the CFO, of the effectiveness of the design and operation of the disclosure controls and procedures. Based on this evaluation, the CEO and the CFO concluded that the disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the first quarter of 2016 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index

Part II

OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 12 to the condensed consolidated financial statements contained in Part I, Item 1.

Item 1A.	Risk Factors

There have been no material changes in our risk factors from those disclosed in AB's Form 10-K for the year ended December 31, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no AB Units sold by AB in the period covered by this report that were not registered under the Securities Act.

The following table provides information relating to any AB Units bought by AB in the quarter covered by this report:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of AB Units Purchased	Average Price Paid Per AB Unit, net of Commissions	Total Number of AB Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of AB Units that May Yet Be Purchased Under the Plans or Programs
1/1/16 - 1/31/16	—	$—	—	—
2/1/16 - 2/29/16	—	—	—	—
3/1/16 - 3/31/16(1)	200	20.44	—	—
Total	200	$20.44	—	—

(1)During March 2016, we purchased 200 AB Units in private transactions.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

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

Index

Sanctions Policy) that apply to all AXA Group companies worldwide and often impose requirements that go well beyond local law. For additional information regarding AXA, see Note 1 to the condensed financial statements in Part 1, Item 1.

AXA has informed us that AXA Konzern AG, an AXA insurance subsidiary organized under the laws of Germany, provides car insurance to two diplomats based at the Iranian embassy in Berlin, Germany.  The total annual premium of these policies is approximately $13,000 and the annual net profit arising from these policies, which is difficult to calculate with precision, is estimated to be $1,950.  These policies were underwritten by a broker who specializes in providing insurance coverage for diplomats. Provision of motor vehicle insurance is mandatory in Germany and cannot be cancelled until the policies expire.

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

Lastly, AXA has informed us that AXA Ukraine, an AXA insurance subsidiary, provides car insurance for the Attaché of the Embassy of Iran in Ukraine. Motor liability insurance coverage cannot be cancelled under Ukrainian law. The total annual premium in respect of this policy is approximately $1,000 and the annual net profit, which is difficult to calculate with precision, is estimated to be $150.

The aggregate annual premiums for the above-referenced insurance policies and pension contracts are approximately $20,900, representing approximately 0.00002% of AXA’s 2015 consolidated revenues, which exceed $100 billion. The related net profit, which is difficult to calculate with precision, is estimated to be $3,136, representing approximately 0.00005% of AXA’s 2015 aggregate net profit.

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

As of March 31, 2016, the Assets Under Management are approximately $4.1 billion. Accordingly, management has determined that the AUM Milestone did not occur during the first quarter of 2016.

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

Date: April 28, 2016	ALLIANCEBERNSTEIN L.P.

	By:	/s/ John C. Weisenseel
John C. Weisenseel
Chief Financial Officer

	By:	/s/ Edward J. Farrell
Edward J. Farrell
Chief Accounting Officer