Form 10-Q
period 2016-06-30
ALLIANCEBERNSTEIN L.P.
filed 2016-07-28
CIK 1109448

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
The number of units of limited partnership interest outstanding as of June 30, 2016 was 268,777,653.

Index

ALLIANCEBERNSTEIN L.P.

Index

Part I
FINANCIAL INFORMATION
Item 1. Financial Statements
ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition
(in thousands, except unit amounts)

	June 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Cash and cash equivalents	$690,563	$541,483
Cash and securities segregated, at fair value (cost: $665,983 and $565,264)	666,169	565,274
Receivables, net:
Brokers and dealers	383,110	411,174
Brokerage clients	1,683,263	1,328,406
Fees	241,335	257,091
Investments:
Long-term incentive compensation-related	64,296	78,154
Other	451,886	591,646
Assets of consolidated variable interest entities:
Cash and cash equivalents	35,076	—
Investments	247,103	—
Other assets	65,915	—
Furniture, equipment and leasehold improvements, net	160,140	160,360
Goodwill	3,044,807	3,044,807
Intangible assets, net	132,910	145,710
Deferred sales commissions, net	79,088	99,070
Other assets	272,896	210,546
Total assets	$8,218,557	$7,433,721

LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST AND CAPITAL
Liabilities:
Payables:
Brokers and dealers	$341,949	$191,990
Securities sold not yet purchased	13,716	16,097
Brokerage clients	1,778,162	1,715,096
AB mutual funds	205,123	137,886
Accounts payable and accrued expenses	583,808	469,753
Liabilities of consolidated variable interest entities	63,354	—
Accrued compensation and benefits	429,934	253,079
Debt	587,228	581,700
Total liabilities	4,003,274	3,365,601

Commitments and contingencies (See Note 12)

Redeemable non-controlling interest	224,566	13,203

Index

Capital:
General Partner	40,281	40,875
Limited partners: 268,777,653 and 272,301,827 units issued and outstanding	4,070,184	4,128,752
Receivables from affiliates	(14,257)	(14,498)
AB Holding Units held for long-term incentive compensation plans	(27,712)	(29,332)
Accumulated other comprehensive loss	(95,294)	(95,353)
Partners’ capital attributable to AB Unitholders	3,973,202	4,030,444
Non-redeemable non-controlling interests in consolidated entities	17,515	24,473
Total capital	3,990,717	4,054,917
Total liabilities, redeemable non-controlling interest and capital	$8,218,557	$7,433,721

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(in thousands, except per unit amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Investment advisory and services fees	$477,050	$515,924	$928,463	$1,009,912
Bernstein research services	115,053	121,910	241,518	247,956
Distribution revenues	97,321	111,850	190,013	221,034
Dividend and interest income	7,697	5,667	15,067	10,761
Investment gains (losses)	2,276	11,993	67,863	15,881
Other revenues	28,283	26,023	55,957	51,013
Total revenues	727,680	793,367	1,498,881	1,556,557
Less: Interest expense	1,874	630	3,949	1,249
Net revenues	725,806	792,737	1,494,932	1,555,308

Expenses:
Employee compensation and benefits	309,249	337,640	611,260	663,967
Promotion and servicing:
Distribution-related payments	93,217	102,578	180,344	202,964
Amortization of deferred sales commissions	10,577	12,713	21,819	25,112
Other	55,357	59,182	109,558	114,719
General and administrative:
General and administrative	109,757	108,092	215,680	215,425
Real estate (credits) charges	(2,801)	(80)	24,785	(463)
Contingent payment arrangements	353	442	706	885
Interest on borrowings	1,052	736	2,284	1,590
Amortization of intangible assets	6,470	6,512	12,879	12,973
Total expenses	583,231	627,815	1,179,315	1,237,172

Operating income	142,575	164,922	315,617	318,136

Income taxes	10,588	9,153	20,452	19,623

Net income	131,987	155,769	295,165	298,513

Net income (loss) of consolidated entities attributable to non-controlling interests	4,843	6,675	(905)	7,950

Net income attributable to AB Unitholders	$127,144	$149,094	$296,070	$290,563

Net income per AB Unit:
Basic	$0.47	$0.54	$1.08	$1.05
Diluted	$0.47	$0.54	$1.08	$1.05

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Net income	$131,987	$155,769	$295,165	$298,513
Other comprehensive income (loss):
Foreign currency translation adjustment, before reclassification and tax:	(5,123)	7,598	102	(4,677)
Less: reclassification adjustment for gains included in net income upon liquidation	—	1,542	—	1,542
Foreign currency translation adjustments, before tax	(5,123)	6,056	102	(6,219)
Income tax expense	—	—	—	—
Foreign currency translation adjustments, net of tax	(5,123)	6,056	102	(6,219)
Unrealized (losses) on investments:
Unrealized (losses) arising during period	(11)	(530)	(19)	(341)
Less: reclassification adjustment for losses included in net income	—	—	(3)	—
Change in unrealized (losses) on investments	(11)	(530)	(16)	(341)
Income tax benefit	4	161	3	280
Unrealized (losses) on investments, net of tax	(7)	(369)	(13)	(61)
Changes in employee benefit related items:
Amortization of prior service cost	10	—	81	—
Recognized actuarial gain (loss)	391	238	(42)	475
Changes in employee benefit related items	401	238	39	475
Income tax expense	(4)	(3)	(75)	(65)
Employee benefit related items, net of tax	397	235	(36)	410
Other comprehensive (loss) income	(4,733)	5,922	53	(5,870)
Less: Comprehensive income (loss) in consolidated entities attributable to non-controlling interests	4,787	6,683	(910)	7,891
Comprehensive income attributable to AB Unitholders	$122,467	$155,008	$296,128	$284,752

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

ALLIANCEBERNSTEIN L.P. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$295,165	$298,513

Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred sales commissions	21,819	25,112
Non-cash long-term incentive compensation expense	4,383	9,682
Depreciation and other amortization	29,548	28,391
Unrealized gains on investments	(17,517)	(4,826)
Unrealized losses on investments of consolidated variable interest entities	2,599	—
Other, net	9,091	(8,486)
Changes in assets and liabilities:
(Increase) decrease in segregated cash and securities	(100,895)	8,821
(Increase) in receivables	(382,084)	(87,105)
Decrease in investments	147,317	56,117
(Increase) in investments of consolidated variable interest entities	(10,630)	—
(Increase) in deferred sales commissions	(1,837)	(26,475)
(Increase) in other assets	(62,693)	(60,687)
(Increase) in other assets and liabilities of consolidated variable interest entities	(943)	—
Increase (decrease) in payables	336,812	(18,922)
Increase (decrease) in accounts payable and accrued expenses	67,807	(14,931)
Increase in accrued compensation and benefits	176,636	230,865
Net cash provided by operating activities	514,578	436,069

Cash flows from investing activities:
Purchases of investments	—	(88)
Proceeds from sales of investments	92	—
Purchases of furniture, equipment and leasehold improvements	(20,304)	(11,730)
Proceeds from sales of furniture, equipment and leasehold improvements	—	33
Net cash used in investing activities	(20,212)	(11,785)

Cash flows from financing activities:
(Repayment) of commercial paper, net	(46,144)	(84,907)
Proceeds from bank loans	50,000	50,000
Increase in overdrafts payable	47,630	28,901
Distributions to General Partner and Unitholders	(275,930)	(313,597)
Capital contributions from non-controlling interests in consolidated entities	—	430
Redemptions of non-controlling interests of consolidated VIEs, net	(45,534)	—
Capital contributions (to) from affiliates	(120)	793
Payments of contingent payment arrangements	(538)	(404)
Additional investments by AB Holding with proceeds from exercise of compensatory options to buy AB Holding Units	2,377	8,979
Purchases of AB Holding Units to fund long-term incentive compensation plan awards, net	(83,744)	(19,709)
Purchases of AB Units	(337)	(726)
Other	(11)	(14)
Net cash used in financing activities	(352,351)	(330,254)

Index

Effect of exchange rate changes on cash and cash equivalents	6,324	(4,176)

Net increase in cash and cash equivalents	148,339	89,854
Cash and cash equivalents as of beginning of the period	577,300	555,503
Cash and cash equivalents as of end of the period	$725,639	$645,357

Supplemental information - consolidation of variable interest entities:
Consolidation of cash and cash equivalents of consolidated variable interest entities	$35,817	$—
Consolidation of investments of consolidated variable interest entities	215,175	—
Consolidation of other assets of consolidated variable interest entities	13,871	—
Consolidation of other liabilities of consolidated variable interest entities	14,012	—
Consolidation of redeemable non-controlling interest of consolidated variable interest entities	250,851	—
See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2016
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

Index

Organization

As of June 30, 2016, AXA, a société anonyme organized under the laws of France and the holding company for the AXA Group, a worldwide leader in financial protection, through certain of its subsidiaries (“AXA and its subsidiaries”), owns approximately 1.5% of the issued and outstanding units representing assignments of beneficial ownership of limited partnership interests in AllianceBernstein Holding L.P. (“AB Holding Units”).

As of June 30, 2016, the ownership structure of AB, expressed as a percentage of general and limited partnership interests, is as follows:

AXA and its subsidiaries	63.2%
AB Holding	35.6
Unaffiliated holders	1.2
100.0%

AllianceBernstein Corporation (an indirect wholly-owned subsidiary of AXA, “General Partner”) is the general partner of both AllianceBernstein Holding L.P. (“AB Holding”) and AB. AllianceBernstein Corporation owns 100,000 general partnership units in AB Holding and a 1% general partnership interest in AB. Including both the general partnership and limited partnership interests in AB Holding and AB, AXA and its subsidiaries had an approximate 63.8% economic interest in AB as of June 30, 2016.

Basis of Presentation

The interim condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the interim results, have been made. The preparation of the condensed consolidated financial statements requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the interim reporting periods. Actual results could differ from those estimates. The condensed consolidated statement of financial condition as of December 31, 2015 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”).

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

2.	Significant Accounting Policies

Recently Adopted Accounting Pronouncements

In February 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-02, Consolidation – Amendments to the Consolidation Analysis ("ASU 2015-02"), which provides a new consolidation standard for evaluating: (i) limited partnerships and similar entities for consolidation, (ii) how decision maker or service provider fees affect the consolidation analysis, (iii) how interest held by related parties affect the consolidation analysis and (iv) the consolidation analysis required for certain investment funds. We adopted ASU 2015-02 using the modified retrospective method with an effective adoption date of January 1, 2016, which did not require the restatement of prior-year periods. The adoption of ASU 2015-02 resulted in the consolidation of certain investment funds that were not previously consolidated. These funds became consolidated VIEs as we are considered the party with both (i) the power to direct the activities of the VIE that most significantly impact its economic performance and (ii) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. See Consolidation of VIEs below.

Index

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. This standard requires debt issuance costs be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. We adopted this standard on January 1, 2016 on a retrospective basis, which required the restatement of prior periods. The adoption of this standard did not have a material impact on our financial condition or results of operations.

In May 2015, the FASB issued ASU 2015-07, Fair Value Measurement : Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This standard removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value ("NAV") per share practical expedient. We adopted this standard on January 1, 2016 on a retrospective basis, which required the restatement of prior-period disclosures. The adoption of this standard did not have a material impact on our financial condition or results of operations.

Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. The amendment is effective retrospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2017. Management currently is evaluating the impact that the adoption of this standard will have on our consolidated financial statements. We expect to have this evaluation completed in the fourth quarter of 2016.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. The amendment addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments and is effective for fiscal years (and interim periods within those years) beginning after December 15, 2017. The amendment will result in a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption, except for one provision relating to equity securities without readily determinable fair values, which provision will be applied prospectively. The amendment is not expected to have a material impact on our financial condition or results of operations.

In February 2016, the FASB issued ASU 2016-02, Leases. The amendment requires recognition of lease assets and lease liabilities on the statement of financial condition and disclosure of key information about leasing arrangements. Specifically, this guidance requires an operating lease lessee to recognize on the statement of financial condition a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. However, for leases with a term of twelve months or less, a lessee is permitted to make an accounting policy election not to recognize lease assets and lease liabilities. The amendment is effective for fiscal years (and interim periods within those years) beginning after December 15, 2018 and requires lessees to recognize and measure leases at the beginning of the earliest period presented in the financial statements using a modified retrospective approach. Management currently is evaluating the impact that the adoption of this standard will have on our consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. The amendment includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements, including income tax effects of share-based payments, minimum statutory tax withholding requirements and forfeitures. The amendment is effective for fiscal years (and interim periods within those years) beginning after December 15, 2016 and may be applied using various transition approaches (prospective, retrospective and modified retrospective). The amendment is not expected to have a material impact on our financial condition or results of operations.

Consolidation of VIEs
As discussed above, we adopted ASU 2015-02 effective January 1, 2016.

Index

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
A VIE must be consolidated by its primary beneficiary, which generally is defined as the party that has a controlling financial interest in the VIE. We are deemed to have a controlling financial interest in a VIE if we have (i) the power to direct the activities of the VIE that most significantly affect the VIE's economic performance, and (ii) the obligation to absorb losses of the VIE or the right to receive income from the VIE that could potentially be significant to the VIE. For purposes of evaluating (ii) above, fees paid to us as a decision maker or service provider are excluded if the fees are compensation for services provided commensurate with the level of effort required to be performed and the arrangement includes only customary terms, conditions or amounts present in arrangements for similar services negotiated at arm’s length. The primary beneficiary evaluation generally is performed qualitatively based on all facts and circumstances, as well as quantitatively, as appropriate.
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
As of June 30, 2016, the net assets of company-sponsored investment products that are non-consolidated VIEs are approximately $39.2 billion, and our maximum risk of loss is our investment of $6.1 million in these VIEs and advisory fee receivables from these VIEs, which are not material.

3.	Long-term Incentive Compensation Plans

We maintain an unfunded, non-qualified long-term incentive compensation plan, under which we grant annual awards to employees, generally in the fourth quarter, and to members of the Board of Directors, who are not employed by us or any of our affiliates ("Eligible Directors").

We fund our restricted AB Holding Unit awards either by purchasing AB Holding Units on the open market or purchasing newly-issued AB Holding Units from AB Holding, and then keeping all of these AB Holding Units in a consolidated rabbi trust until delivering them or retiring them. In accordance with the Amended and Restated Agreement of Limited Partnership of AB (“AB Partnership Agreement”), when AB purchases newly-issued AB Holding Units from AB Holding, AB Holding is required to use the proceeds it receives from AB to purchase the equivalent number of newly-issued AB Units, thus increasing

Index

its percentage ownership interest in AB. AB Holding Units held in the consolidated rabbi trust are corporate assets in the name of the trust and are available to the general creditors of AB.

During the three and six months ended June 30, 2016, we purchased 1.9 million and 3.8 million AB Holding Units for $44.3 million and $84.0 million, respectively (on a trade date basis). These amounts reflect open-market purchases of 1.9 million and 3.7 million AB Holding Units for $43.9 million and $82.0 million, respectively, with the remainder relating to purchases of AB Holding Units from employees to allow them to fulfill statutory tax withholding requirements at the time of delivery of long-term incentive compensation awards. During the three and six months ended June 30, 2015, we purchased 0.1 million and 0.8 million AB Holding Units for $4.3 million and $21.3 million, respectively (on a trade date basis). These amounts reflected open-market purchases of 0.1 million and 0.7 million AB Holding Units for $4.0 million and $19.0 million, respectively, with the remainder relating to purchases of AB Holding Units from employees to allow them to fulfill statutory tax withholding requirements at the time of delivery of long-term incentive compensation awards. Purchases of AB Holding Units reflected on the consolidated statements of cash flows are net of AB Holding Unit purchases by employees as part of a distribution reinvestment election.

Each quarter, we implement plans to repurchase AB Holding Units pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (“Exchange Act”). A Rule 10b5-1 plan allows a company to repurchase its shares at times when it otherwise might be prevented from doing so because of self-imposed trading blackout periods or because it possesses material non-public information. Each broker we select has the authority under the terms and limitations specified in the plan to repurchase AB Holding Units on our behalf in accordance with the terms of the plan. Repurchases are subject to regulations promulgated by the SEC as well as certain price, market volume and timing constraints specified in the plan. The plan adopted during the second quarter of 2016 expired at the close of business on July 27, 2016. We may adopt additional Rule 10b5-1 plans in the future to engage in open-market purchases of AB Holding Units to help fund anticipated obligations under our incentive compensation award program and for other corporate purposes.

During the first six months of both 2016 and 2015, we granted to employees and Eligible Directors 0.3 million restricted AB Holding Unit awards. We used AB Holding Units repurchased during the period and newly-issued AB Holding Units to fund these awards.

During the first six months of 2016 and 2015, AB Holding issued 0.1 million and 0.5 million AB Holding Units, respectively, upon exercise of options to buy AB Holding Units. AB Holding used the proceeds of $2.4 million and $9.0 million, respectively, received from employees as payment in cash for the exercise price to purchase the equivalent number of newly-issued AB Units.

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

On July 28, 2016, the General Partner declared a distribution of $0.46 per AB Unit, representing a distribution of Available Cash Flow for the three months ended June 30, 2016. The General Partner, as a result of its 1% general partnership interest, is entitled to receive 1% of each distribution. The distribution is payable on August 25, 2016 to holders of record on August 8, 2016.

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

During the first six months of 2016, we recorded pre-tax real estate charges of $24.8 million, resulting from new charges of $26.7 million relating to the further consolidation of office space at our New York offices, offset by changes in estimates related to previously recorded real estate charges of $1.9 million.

The activity in the liability account relating to our 2010 and 2012 office space consolidation initiatives for the following periods is as follows:

	Six Months Ended June 30, 2016	Twelve Months Ended December 31, 2015
	(in thousands)

Balance as of beginning of period	$116,064	$148,429
Expense (credit) incurred	(836)	2,258
Payments made	(13,464)	(38,920)
Interest accretion	2,142	4,297
Balance as of end of period	$103,906	$116,064

6.	Net Income per Unit

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands, except per unit amounts)

Net income attributable to AB Unitholders	$127,144	$149,094	$296,070	$290,563

Weighted average units outstanding – basic	269,720	272,858	270,787	272,844
Dilutive effect of compensatory options to buy AB Holding Units	650	1,253	534	1,184
Weighted average units outstanding – diluted	270,370	274,111	271,321	274,028
Basic net income per AB Unit	$0.47	$0.54	$1.08	$1.05
Diluted net income per AB Unit	$0.47	$0.54	$1.08	$1.05

Index

For the three and six months ended June 30, 2016, we excluded 2,793,454 and 2,873,106 options, respectively, from the diluted net income per unit computation due to their anti-dilutive effect. For the three and six months ended June 30, 2015, we excluded 2,383,589 options from the diluted net income per unit computation due to their anti-dilutive effect.

7.	Cash and Securities Segregated Under Federal Regulations and Other Requirements

As of June 30, 2016 and December 31, 2015, $0.6 billion and $0.5 billion, respectively, of U.S. Treasury Bills were segregated in a special reserve bank custody account for the exclusive benefit of our brokerage customers under Rule 15c3-3 of the Exchange Act.

One of our subsidiaries, which serves as the distributor of our U.S. mutual funds, maintains several special bank accounts for the exclusive benefit of customers. As of June 30, 2016 and December 31, 2015, $61.6 million and $55.4 million, respectively, of cash was segregated in these bank accounts.

8.	Investments

Investments consist of:
	June 30, 2016	December 31, 2015
	(in thousands)

Available-for-sale	$305	$364
Trading:
Long-term incentive compensation-related	47,681	59,150
U.S. Treasury Bills	29,899	24,942
Seed capital	271,787	406,322
Equities	67,610	43,584
Exchange-traded options	8,045	5,910
Investments in limited partnership hedge funds:
Long-term incentive compensation-related	16,615	19,004
Seed capital	20,565	20,082
Consolidated private equity fund	—	23,897
Private equity	35,999	48,761
Investments held by consolidated VIEs	247,103	—
Other	17,676	17,784
Total investments	$763,285	$669,800

Total investments related to long-term incentive compensation obligations of $64.3 million and $78.2 million as of June 30, 2016 and December 31, 2015, respectively, consist of company-sponsored mutual funds and hedge funds. For long-term incentive compensation awards granted before 2009, we typically made investments in our services that were notionally elected by plan participants and maintained them (and continue to maintain them) in a consolidated rabbi trust or separate custodial account. The rabbi trust and custodial account enable us to hold such investments separate from our other assets for the purpose of settling our obligations to participants. The investments held in the rabbi trust and custodial account remain available to the general creditors of AB.

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

We allocate seed capital to our investment teams to help develop new products and services for our clients. The seed capital trading investments are equity and fixed income products, primarily in the form of separately-managed account portfolios,

Index

U.S. mutual funds, Luxembourg funds, Japanese investment trust management funds or Delaware business trusts. We also may allocate seed capital to investments in private equity funds, such as our consolidated venture capital fund, which holds technology, media, telecommunications, healthcare and clean-tech investments, and a third-party venture capital fund that invests in communications, consumer, digital media, healthcare and information technology markets. As of June 30, 2016 and December 31, 2015, our seed capital investments were $385.2 million and $478.0 million, respectively.

Our consolidated venture capital fund, previously consolidated under the voting interest entity model, is considered a consolidated VIE effective January 1, 2016 upon the adoption of ASU 2015-02.

Trading securities also include long positions in corporate equities, an exchange-traded fund and long exchange-traded options traded through our options desk.

The portion of trading gains (losses) for the three and six months ended June 30, 2016 and 2015 related to trading securities held as of June 30, 2016 and 2015 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)

Net gains (losses) recognized during the period	$7,394	$(1,432)	$8,626	$5,352
Less: net (losses) gains recognized during the period on trading securities sold during the period	(2,335)	506	(12,696)	6,553
Unrealized gains (losses) recognized during the period on trading securities held	$9,729	$(1,938)	$21,322	$(1,201)

9.	Derivative Instruments

We enter into various futures, forwards, options and swaps to economically hedge certain seed capital investments.  Also, we have currency forwards that economically hedge certain balance sheet exposures. In addition, our options desk trades long and short exchange-traded equity options. We do not hold any derivatives designated in a formal hedge relationship under Accounting Standards Codification (“ASC”) 815-10, Derivatives and Hedging.

The notional value and fair value as of June 30, 2016 and December 31, 2015 for derivative instruments (excluding our options desk trading activities discussed below) not designated as hedging instruments were as follows:

Index

		Fair Value
	Notional Value	Asset Derivatives	Liability Derivatives
	(in thousands)
June 30, 2016:
Exchange-traded futures	$82,680	$827	$1,750
Currency forwards	184,612	3,848	4,607
Interest rate swaps	36,548	565	1,780
Credit default swaps	20,636	1,153	385
Option swaps	157	191	34
Total return swaps	61,415	423	992
Total derivatives	$386,048	$7,007	$9,548

December 31, 2015:
Exchange-traded futures	$160,755	$1,539	$2,651
Currency forwards	262,873	4,604	4,077
Interest rate swaps	65,484	2,945	3,745
Credit default swaps	29,421	2,089	774
Option swaps	24	9	2
Total return swaps	146,001	1,402	972
Total derivatives	$664,558	$12,588	$12,221

As of June 30, 2016 and December 31, 2015, the derivative assets and liabilities are included in both receivables and payables to brokers and dealers on our condensed consolidated statements of financial condition.

The gains and losses for derivative instruments (excluding our options desk trading activities) for the three and six months ended June 30, 2016 and 2015 recognized in investment gains (losses) in the condensed consolidated statements of income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)

Exchange-traded futures	$(913)	$1,428	$2,433	$(3,559)
Currency forwards	(685)	(1,294)	(1,820)	2,158
Interest rate swaps	(559)	415	(1,931)	(330)
Credit default swaps	(198)	(158)	(606)	(215)
Options swaps	39	(4)	87	(21)
Total return swaps	(2,736)	2,086	(6,772)	(1,615)
Net (losses) gains on derivative instruments	$(5,052)	$2,473	$(8,609)	$(3,582)

We may be exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments. We minimize our counterparty exposure through a credit review and approval process. In addition, we executed various collateral arrangements with counterparties to the over-the-counter derivative transactions that require both pledging and accepting collateral in the form of cash. As of June 30, 2016 and December 31, 2015, we held $0.8 million and $1.5 million, respectively, of cash collateral payable to trade counterparties. This obligation to return cash is reported in payables to brokers and dealers in our condensed consolidated statements of financial condition.

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

Index

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

Certain of our standardized contracts for over-the-counter derivative transactions (“ISDA Master Agreements”) contain credit risk related contingent provisions pertaining to each counterparty’s credit rating. In some ISDA Master Agreements, if the counterparty’s credit rating, or in some agreements, our assets under management (“AUM”), falls below a specified threshold, either a default or a termination event permitting the counterparty to terminate the ISDA Master Agreement would be triggered. In all agreements that provide for collateralization, various levels of collateralization of net liability positions are applicable, depending on the credit rating of the counterparty. As of June 30, 2016 and December 31, 2015, we delivered $5.9 million and $12.8 million, respectively, of cash collateral into brokerage accounts. We report this cash collateral in cash and cash equivalents in our condensed consolidated statements of financial condition.

As of June 30, 2016 and December 31, 2015, we held $8.0 million and $5.9 million, respectively, of long exchange-traded equity options, which are classified as trading investments and included in other investments on our condensed consolidated statements of financial condition. In addition, as of both June 30, 2016 and December 31, 2015, we held $0.8 million of short exchange-traded equity options, which are included in securities sold not yet purchased on our condensed consolidated statements of financial condition. Our options desk provides our clients with equity derivative strategies and execution for exchange-traded options on single stocks, exchange-traded funds and indices. While predominately agency-based, the options desk may commit capital to facilitate a client’s transaction. Our options desk hedges the risks associated with this activity by taking offsetting positions in equities. For the three and six months ended June 30, 2016, we recognized $8.1 million and $16.7 million, respectively, of losses on equity options activity. For the three and six months ended June 30, 2015, we recognized $7.6 million and $40.4 million, respectively, of losses on equity options activity. These losses are recognized in investment gains (losses) in the condensed consolidated statements of income.

As of June 30, 2016, our consolidated VIEs held $1.5 million (net) of futures, forwards and swaps within their portfolios. For the three and six months ended June 30, 2016, we recognized $0.3 million of losses and $2.7 million of gains, respectively, on these derivative positions. These gains are recognized in investment gains (losses) in the condensed consolidated statements of income. As of June 30, 2016, the consolidated VIEs held $0.4 million of cash collateral payable to trade counterparties. This obligation to return cash is reported in the liabilities of consolidated VIEs in our condensed consolidated statements of financial condition. As of June 30, 2016, the consolidated VIEs delivered $9.5 million of cash collateral into brokerage accounts. The consolidated VIEs report this cash collateral in the consolidated VIEs cash and cash equivalents in our condensed consolidated statements of financial condition.

Index

10.	Offsetting Assets and Liabilities

Offsetting of assets as of June 30, 2016 and December 31, 2015 was as follows:

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
	(in thousands)
June 30, 2016:
Securities borrowed	$33,967	$—	$33,967	$—	$(33,967)	$—
Derivatives	$7,007	$—	$7,007	$—	$(810)	$6,197
Derivatives held by consolidated VIEs	$58,999	$—	$58,999	$—	$(422)	$58,577
Long exchange-traded options	$8,045	$—	$8,045	$—	$—	$8,045
December 31, 2015:
Securities borrowed	$75,274	$—	$75,274	$—	$(75,274)	$—
Derivatives	$12,588	$—	$12,588	$—	$(1,518)	$11,070
Long exchange-traded options	$5,910	$—	$5,910	$—	$—	$5,910

Offsetting of liabilities as of June 30, 2016 and December 31, 2015 was as follows:

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Pledged	Net Amount
	(in thousands)
June 30, 2016:
Securities loaned	$13,200	$—	$13,200	$—	$(13,200)	$—
Derivatives	$9,548	$—	$9,548	$—	$(5,905)	$3,643
Derivatives held by consolidated VIEs	$57,467	$—	$57,467	$—	$(9,493)	$47,974
Short exchange-traded options	$772	$—	$772	$—	$—	$772
December 31, 2015:
Securities loaned	$9,518	$—	$9,518	$—	$(9,518)	$—
Derivatives	$12,221	$—	$12,221	$—	$(12,221)	$—
Short exchange-traded options	$843	$—	$843	$—	$—	$843

Cash collateral, whether pledged or received on derivative instruments, is not considered material and, accordingly, is not disclosed by counterparty.

Index

11.	Fair Value

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Valuation of our financial instruments by pricing observability levels as of June 30, 2016 and December 31, 2015 was as follows (in thousands):

Index

	Level 1	Level 2	Level 3	Total
June 30, 2016:
Money markets	$115,570	$—	$—	$115,570
U.S. Treasury Bills	—	634,440	—	634,440
Available-for-sale
Equity securities	203	—	—	203
Fixed income securities	102	—	—	102
Trading
Equity securities	255,744	817	107	256,668
Fixed income securities	129,676	689	—	130,365
Long exchange-traded options	8,045	—	—	8,045
Derivatives	827	6,180	—	7,007
Private equity	—	—	4,831	4,831
Consolidated VIEs
Investments	100,619	134,689	11,713	247,021
Derivatives	485	56,842	—	57,327
Total assets measured at fair value	$611,271	$833,657	$16,651	$1,461,579

Securities sold not yet purchased
Short equities – corporate	$12,944	$—	$—	$12,944
Short exchange-traded options	772	—	—	772
Derivatives	1,750	7,798	—	9,548
Consolidated VIEs - derivatives	442	57,025	—	57,467
Contingent payment arrangements	—	—	30,861	30,861
Total liabilities measured at fair value	$15,908	$64,823	$30,861	$111,592

December 31, 2015:
Money markets	$116,445	$—	$—	$116,445
U.S. Treasury Bills	—	485,121	—	485,121
Available-for-sale
Equity securities	181	—	—	181
Fixed income securities	183	—	—	183
Trading
Equity securities	304,083	22,039	113	326,235
Fixed income securities	180,194	2,582	—	182,776
Long exchange-traded options	5,910	—	—	5,910
Derivatives	1,539	11,049	—	12,588
Private equity	14,305	—	16,035	30,340
Total assets measured at fair value	$622,840	$520,791	$16,148	$1,159,779

Securities sold not yet purchased
Short equities – corporate	$15,254	$—	$—	$15,254
Short exchange-traded options	843	—	—	843
Derivatives	2,651	9,570	—	12,221
Contingent payment arrangements	—	—	31,399	31,399
Total liabilities measured at fair value	$18,748	$9,570	$31,399	$59,717

Index

Included in Note 8, Investments, but excluded in the above fair value table, are the following investments:
•    Limited partnership hedge funds, which are recorded using the equity method of accounting;

•	One private equity investment ($10.2 million as of December 31, 2015; sold in the first quarter of 2016), which is recorded using the cost method of accounting;

•	Other investments, which primarily include miscellaneous investments recorded using the cost or equity method of accounting and long-term deposits; and

•
One private equity investment ($31.2 million and $32.0 million as of June 30, 2016 and December 31, 2015, respectively) which is measured at fair value using NAV (or its equivalent) as a practical expedient.

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

•
Equity and fixed income securities: Our equity and fixed income securities consist principally of company-sponsored mutual funds with NAVs and various separately-managed portfolios consisting primarily of equity and fixed income securities with quoted prices in active markets, which are included in Level 1 of the valuation hierarchy. In addition, some securities are valued based on observable inputs from recognized pricing vendors, which are included in Level 2 of the valuation hierarchy.

•
Derivatives: We hold exchange-traded futures with counterparties that are included in Level 1 of the valuation hierarchy. In addition, we also hold currency forward contracts, interest rate swaps, credit default swaps, option swaps and total return swaps with counterparties that are valued based on observable inputs from recognized pricing vendors, which are included in Level 2 of the valuation hierarchy.

•    Options: We hold long exchange-traded options that are included in Level 1 of the valuation hierarchy.

•
Private equity: As of December 31, 2015, private equity investments include the investments of our consolidated venture capital fund and our investment in a private equity energy fund. As of June 30, 2016, the consolidated venture capital fund is classified as a consolidated VIE (see Note 2) and is discussed separately below; our investment in a private equity energy fund remains. Generally, the valuation of private equity investments requires significant management judgment due to the absence of quoted market prices, inherent lack of liquidity and the long-term nature of such investments. Private equity investments are valued initially at cost. The carrying values of private equity investments are adjusted either up or down from cost to reflect expected exit values as evidenced by financing and sale transactions with third parties, or when determination of a valuation adjustment is confirmed through ongoing review in accordance with our valuation policies and procedures. A variety of factors are reviewed and monitored to assess positive and negative changes in valuation, including current operating performance and future expectations of investee companies, industry valuations of comparable public companies, changes in market outlooks, and the third party financing environment over time. In determining valuation adjustments resulting from the investment review process, particular emphasis is placed on current company performance and market conditions. For these reasons, which make the fair value of private equity investments unobservable, equity investments are included in Level 3 of the valuation hierarchy. If private equity investments become publicly traded, they are included in Level 1 of the valuation hierarchy. Also, if they contain trading restrictions, publicly-traded equity investments are included in Level 2 of the valuation hierarchy until the trading restrictions expire.

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

The change in carrying value associated with Level 3 financial instruments carried at fair value, classified as private equity investments, trading equity securities and investments held by our consolidated VIEs, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)

Balance as of beginning of period	$22,028	$27,739	$16,148	$27,813
Transfer out	—	—	—	(26)
Activity related to consolidate VIEs	(3,712)	—	2,179	—
Purchases	—	76	—	198
Sales	—	(14,178)	—	(14,178)
Realized gains (losses), net	—	7,177	—	1,983
Unrealized (losses) gains, net	(1,665)	(675)	(1,676)	4,349
Balance as of end of period	$16,651	$20,139	$16,651	$20,139

Transfers into and out of all levels of the fair value hierarchy are reflected at end-of-period fair values. Realized and unrealized gains and losses on Level 3 financial instruments are recorded in investment gains and losses in the condensed consolidated statements of income.
Also, as of June 30, 2016, our three consolidated VIEs that are open-end Luxembourg funds hold $2.4 million of investments that are classified as Level 3. They primarily consist of corporate bonds that are vendor priced with no ratings available, bank loans, non-agency collateralized mortgage obligations and asset-backed securities. The remainder of the activity related to consolidated VIEs pertains to our consolidated venture capital fund.
Quantitative information about private equity Level 3 fair value measurements as of June 30, 2016 and December 31, 2015 is as follows:

	Fair Value	Valuation Technique	Unobservable Input	Range
	(in thousands)
Private Equity as of June 30, 2016 (included in consolidated VIEs' investments):
Technology, Media and Telecommunications	$9,346	Market comparable transactions	Revenue multiple	1.7 - 2.9
			Marketability discount	15 - 30%

Private Equity as of December 31, 2015:
Technology, Media and Telecommunications	$9,527	Market comparable transactions	Revenue multiple	2.5 - 4.8
			Marketability discount	30%

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
In addition, as of June 30, 2016 and December 31, 2015, we have an investment in a private equity fund focused exclusively on the energy sector (fair value of $4.8 million and $6.5 million) that is classified as Level 3. This investment’s valuation is based on a market approach, considering recent transactions in the fund and the industry.
The change in carrying value associated with Level 3 financial instruments carried at fair value, classified as contingent payment arrangements, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)

Balance as of beginning of period	$31,119	$42,223	$31,399	$42,436
Accretion	353	442	706	885
Payments	(611)	(633)	(1,244)	(1,289)
Balance as of end of period	$30,861	$42,032	$30,861	$42,032

Our three acquisition-related contingent consideration liabilities (with a combined fair value of $30.9 million as of June 30, 2016 and $31.4 million as of December 31, 2015) currently are valued using a projected AUM weighted average growth rate of 46%, a revenue growth rate of 43%, and a discount rate of 3% (using a cost of debt assumption).

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We did not have any material assets or liabilities that were measured at fair value for impairment on a nonrecurring basis during the six months ended June 30, 2016 or during the year ended December 31, 2015.

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

In management’s opinion, an adequate accrual has been made as of June 30, 2016 to provide for any probable losses regarding any litigation matters for which we can reasonably estimate an amount of loss. It is reasonably possible that we could incur additional losses pertaining to these matters, but currently we cannot estimate any such additional losses.

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

13.	Units Outstanding

Changes in AB Units outstanding during the six-month period ended June 30, 2016 were as follows:

Outstanding as of December 31, 2015	272,301,827
Options exercised	139,093
Units issued	323,094
Units retired	(3,986,361)
Balance as of June 30, 2016	268,777,653

During the first six months of 2016, we purchased 14,338 AB Units in private transactions and retired them.

14.	Debt

As of June 30, 2016 and December 31, 2015, AB had $537.2 million and $581.7 million, respectively, in commercial paper outstanding with weighted average interest rates of approximately 0.6% and 0.5%, respectively. The commercial paper is short term in nature, and as such, recorded value is estimated to approximate fair value (and considered a Level 2 security in the fair value hierarchy). Average daily borrowings of commercial paper during the first six months of 2016 and the full year 2015 were $475.8 million and $387.9 million, respectively, with weighted average interest rates of approximately 0.6% and 0.3%, respectively.

In addition, SCB LLC has three uncommitted lines of credit with four financial institutions. Two of these lines of credit permit us to borrow up to an aggregate of approximately $200.0 million, with AB named as an additional borrower, while one line has no stated limit. As of June 30, 2016, SCB LLC had $50.0 million in bank loans outstanding at a weighted average interest rate of 1.0%. As of December 31, 2015, SCB LLC had no bank loans outstanding. Average daily borrowings of bank loans during the first six months of 2016 and full year 2015 were $6.3 million and $3.9 million, respectively, with weighted average interest rates of approximately 0.8% and 1.2%, respectively.

Index

15.	Changes in Capital

Changes in capital during the six-month period ended June 30, 2016 were as follows:

	Partners’ Capital Attributable to AB Unitholders	Non-Controlling Interests In Consolidated Entities	Total Capital
	(in thousands)

Balance as of December 31, 2015	$4,030,444	$24,473	$4,054,917
Comprehensive income:
Net income	296,070	(6,953)	289,117
Other comprehensive income, net of tax:
Unrealized (losses) on investments	(13)	—	(13)
Foreign currency translation adjustments	107	(5)	102
Changes in employee benefit related items	(36)	—	(36)
Comprehensive income	296,128	(6,958)	289,170

Distributions to General Partner and unitholders	(275,930)	—	(275,930)
Compensation-related transactions	(76,983)	—	(76,983)
Capital contributions to affiliates	(120)	—	(120)
Other	(337)	—	(337)
Balance as of June 30, 2016	$3,973,202	$17,515	$3,990,717

Changes in capital during the six-month period ended June 30, 2015 were as follows:

	Partners’ Capital Attributable to AB Unitholders	Non-Controlling Interests In Consolidated Entities	Total Capital
	(in thousands)

Balance as of December 31, 2014	$4,085,465	$30,396	$4,115,861
Comprehensive income:
Net income	290,563	7,950	298,513
Other comprehensive income, net of tax:
Unrealized (losses) on investments	(61)	—	(61)
Foreign currency translation adjustments	(6,160)	(59)	(6,219)
Changes in employee benefit related items	410	—	410
Comprehensive income	284,752	7,891	292,643

Distributions to General Partner and unitholders	(313,597)	—	(313,597)
Compensation-related transactions	(1,047)	—	(1,047)
Capital contributions from affiliates	793	—	793
Other	(726)	430	(296)
Balance as of June 30, 2015	$4,055,640	$38,717	$4,094,357

Index

Deferred taxes are not recognized on foreign currency translation adjustments for foreign subsidiaries, which have earnings that are considered permanently invested outside the United States.

16.	Non-controlling Interests

As discussed in Note 2, we adopted ASU 2015-02 effective January 1, 2016. As a result, we are disclosing below the components of non-controlling interest.
Non-controlling interest in net income for the three and six months ended June 30, 2016 and 2015 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)

Consolidated VIEs	$4,742	$—	$(1,106)	$—
Consolidated private equity fund	—	6,579	—	7,716
Other	101	96	201	234
Total non-controlling interest in net income (loss)	$4,843	$6,675	$(905)	$7,950

Non-redeemable non-controlling interest as of June 30, 2016 and December 31, 2015 are summarized as follows:

	June 30, 2016	December 31, 2015
	(in thousands)

Consolidated VIEs	$16,019	$—
Consolidated private equity fund	—	23,171
Other	1,496	1,302
Total non-redeemable non-controlling interest	$17,515	$24,473

Redeemable non-controlling interest as of June 30, 2016 and December 31, 2015 are summarized as follows:

	June 30, 2016	December 31, 2015
	(in thousands)

Consolidated VIEs	$211,363	$—
CPH Capital Fondsmaeglerselskab A/S acquisition	13,203	13,203
Total redeemable non-controlling interest	$224,566	$13,203

Index

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview
Our total assets under management (“AUM”) as of June 30, 2016 were $489.5 billion, up $10.5 billion, or 2.2%, compared to March 31, 2016, and up $4.4 billion, or 0.9%, compared to June 30, 2015. During the second quarter of 2016, AUM increased as a result of market appreciation of $10.0 billion and net inflows of $3.5 billion (primarily Retail), offset by adjustments to remove $3.0 billion of Customized Retirement Solutions assets from AUM as our asset management services transitioned to consulting services, with no impact on total fee revenue. During the twelve months ended June 30, 2016, AUM increased as a result of market appreciation of $6.9 billion and net inflows of $0.7 billion, offset by adjustments of $3.2 billion.
Institutional AUM increased $4.0 billion, or 1.6%, to $248.8 billion during the second quarter of 2016, due to market appreciation of $6.0 billion and net inflows of $1.0 billion, offset by adjustments of $3.0 billion (as discussed above). Gross sales increased 15.4% sequentially from $4.5 billion during the first quarter of 2016 to $5.2 billion during the second quarter of 2016. However, redemptions and terminations increased 78.5% sequentially from $1.3 billion to $2.4 billion.
Retail AUM increased $5.5 billion, or 3.6%, to $161.4 billion during the second quarter of 2016, due to market appreciation of $3.2 billion and net inflows of $2.3 billion. Gross sales increased 40.3% sequentially from $7.7 billion during the first quarter of 2016 to $10.8 billion during the second quarter of 2016, while redemptions and terminations increased 5.4% sequentially from $7.1 billion to $7.5 billion.
Private Wealth Management AUM increased $1.0 billion, or 1.3%, to $79.3 billion during the second quarter of 2016, due to market appreciation of $0.8 billion and net inflows of $0.2 billion. Gross sales decreased 26.4% sequentially from $3.2 billion during the first quarter of 2016 to $2.4 billion during the second quarter of 2016. Redemptions and terminations were flat compared to the first quarter of 2016.
Bernstein Research Services revenue for the second quarter of 2016 was $115.1 million, down $6.9 million, or 5.6%, compared to the second quarter of 2015, as a result of a slowdown in client activity and lower market levels in Asia and foreign exchange translation effects in Europe.
Net revenues for the second quarter of 2016 decreased $66.9 million, or 8.4%, to $725.8 million from $792.7 million in the second quarter of 2015. The drivers of the decrease were lower base advisory fees of $25.4 million, lower distribution revenues of $14.5 million, lower performance-based fees of $13.5 million, lower investment gains of $9.7 million and lower Bernstein Research Services revenue of $6.9 million. Operating expenses for the second quarter of 2016 decreased $44.6 million, or 7.1%, to $583.2 million from $627.8 million in the second quarter of 2015. The decrease primarily was due to lower employee compensation and benefits of $28.4 million and lower promotion and servicing of $15.3 million. Our operating income decreased $22.3 million, or 13.6%, to $142.6 million from $164.9 million and our operating margin decreased to 19.0% in the second quarter of 2016 from 20.0% in the second quarter of 2015.
Market Environment
Market volatility continued during the second quarter of 2016, as social and political unrest, including the United Kingdom's decision to leave the European Union, and uncertainty about economic growth, interest rates and equity valuations dampened client sentiment and activity levels and caused investors to favor the perceived safety of passive investments. Consequently, bond yields decreased to historic lows, as the result of large inflows into fixed income strategies, and investors in active equity strategies redeemed billions of dollars in investments. Specifically, during the second quarter of 2016, investors redeemed $79 billion from U.S. active equity strategies and invested $40 billion in U.S. active fixed income strategies.

Third Quarter 2016 AUM Redemptions

As indicated in our news release announcing AUM as of June 30, 2016, our 529 CollegeBound Fund relationship with the State of Rhode Island has officially ended and all of the assets have now been redeemed. The $6.7 billion of AUM as of June 30, 2016, including $6.3 billion from Retail and $400 million from Private Wealth, was redeemed during July 2016.

In addition, since acquiring the SunAmerica Alternative Investment Group from AIG in 2010 we have been managing a portfolio of AIG’s hedge fund and private equity fund assets (approximately $7 billion as of June 30, 2016) for a low fee. Recently, AIG decided to significantly reduce its hedge fund exposure and to begin managing its remaining private equity fund assets in-house. The transfer of the management of these assets back to AIG has begun and we expect the process to be completed by September 30, 2016.

Index

Assets Under Management

Assets under management by distribution channel are as follows:

	As of June,
	2016	2015	$ Change	% Change
	(in billions)

Institutions	$248.8	$244.2	$4.6	1.9%
Retail	161.4	163.0	(1.6)	(1.0)
Private Wealth Management	79.3	77.9	1.4	1.7
Total	$489.5	$485.1	$4.4	0.9

Assets under management by investment service are as follows:

	As of June 30,
	2016	2015	$ Change	% Change
	(in billions)
Equity
Actively Managed	$109.2	$115.4	$(6.2)	(5.4)%
Passively Managed(1)	46.3	50.3	(4.0)	(8.0)
Total Equity	155.5	165.7	(10.2)	(6.2)

Fixed Income
Actively Managed
Taxable	229.4	215.1	14.3	6.6
Tax–exempt	37.1	32.5	4.6	14.4
	266.5	247.6	18.9	7.6

Passively Managed(1)	11.9	10.0	1.9	18.6
Total Fixed Income	278.4	257.6	20.8	8.1

Other(2)	55.6	61.8	(6.2)	(10.0)
Total	$489.5	$485.1	$4.4	0.9

(1)Includes index and enhanced index services.
(2)Includes certain multi-asset solutions and services and certain alternative investments.

Index

Changes in assets under management for the three-month, six-month and twelve-month periods ended June 30, 2016 are as follows:

	Distribution Channel
	Institutions	Retail	Private Wealth Management	Total
	(in billions)

Balance as of March 31, 2016	$244.8	$155.9	$78.3	$479.0
Long-term flows:
Sales/new accounts	5.2	10.8	2.4	18.4
Redemptions/terminations	(2.4)	(7.5)	(2.1)	(12.0)
Cash flow/unreinvested dividends	(1.8)	(1.0)	(0.1)	(2.9)
Net long-term inflows	1.0	2.3	0.2	3.5
AUM adjustments(1)	(3.0)	—	—	(3.0)
Market appreciation	6.0	3.2	0.8	10.0
Net change	4.0	5.5	1.0	10.5
Balance as of June 30, 2016	$248.8	$161.4	$79.3	$489.5

Balance as of December 31, 2015	$236.2	$154.4	$76.8	$467.4
Long-term flows:
Sales/new accounts	9.7	18.6	5.5	33.8
Redemptions/terminations	(3.7)	(14.6)	(4.2)	(22.5)
Cash flow/unreinvested dividends	(3.2)	(2.3)	(0.1)	(5.6)
Net long-term inflows	2.8	1.7	1.2	5.7
AUM adjustments(1)	(3.0)	—	—	(3.0)
Transfers	—	—	—	—
Market appreciation	12.8	5.3	1.3	19.4
Net change	12.6	7.0	2.5	22.1
Balance as of June 30, 2016	$248.8	$161.4	$79.3	$489.5

Balance as of June 30, 2015	$244.2	$163.0	$77.9	$485.1
Long-term flows:
Sales/new accounts	18.0	34.6	9.7	62.3
Redemptions/terminations	(8.4)	(32.0)	(8.4)	(48.8)
Cash flow/unreinvested dividends	(8.7)	(4.0)	(0.1)	(12.8)
Net long-term inflows (outflows)	0.9	(1.4)	1.2	0.7
AUM adjustments(1)	(3.0)	(0.2)	—	(3.2)
Market appreciation	6.7	—	0.2	6.9
Net change	4.6	(1.6)	1.4	4.4
Balance as of June 30, 2016	$248.8	$161.4	$79.3	$489.5

(1)
During the second quarter of 2016, we removed $3.0 billion of Customized Retirement Solutions assets from AUM as our asset management services transitioned to consulting services. In addition, we previously made minor adjustments to reported AUM for reporting methodology changes that do not represent inflows or outflows.

Index

	Investment Service
	Equity Actively Managed	Equity Passively Managed(1)	Fixed Income Actively Managed - Taxable	Fixed Income Actively Managed - Tax- Exempt	Fixed Income Passively Managed(1)	Other(2)	Total
	(in billions)

Balance as of March 31, 2016	$110.1	$45.5	$219.1	$35.0	$10.3	$59.0	$479.0
Long-term flows:
Sales/new accounts	3.1	0.2	12.0	2.4	0.1	0.6	18.4
Redemptions/terminations	(3.9)	—	(6.3)	(1.1)	(0.1)	(0.6)	(12.0)
Cash flow/unreinvested dividends	(0.7)	(0.2)	(2.4)	0.1	1.5	(1.2)	(2.9)
Net long-term (outflows) inflows	(1.5)	—	3.3	1.4	1.5	(1.2)	3.5
AUM adjustments(3)	—	—	—	—	—	(3.0)	(3.0)
Market appreciation	0.6	0.8	7.0	0.7	0.1	0.8	10.0
Net change	(0.9)	0.8	10.3	2.1	1.6	(3.4)	10.5
Balance as of June 30, 2016	$109.2	$46.3	$229.4	$37.1	$11.9	$55.6	$489.5

Balance as of December 31, 2015	$110.6	$46.4	$207.4	$33.5	$10.0	$59.5	$467.4
Long-term flows:
Sales/new accounts	6.9	0.3	20.5	4.5	0.1	1.5	33.8
Redemptions/terminations	(7.8)	(0.4)	(10.7)	(2.2)	(0.2)	(1.2)	(22.5)
Cash flow/unreinvested dividends	(0.7)	(0.7)	(3.8)	0.1	1.3	(1.8)	(5.6)
Net long-term (outflows) inflows	(1.6)	(0.8)	6.0	2.4	1.2	(1.5)	5.7
AUM adjustments(3)	—	—	—	—	—	(3.0)	(3.0)
Market appreciation	0.2	0.7	16.0	1.2	0.7	0.6	19.4
Net change	(1.4)	(0.1)	22.0	3.6	1.9	(3.9)	22.1
Balance as of June 30, 2016	$109.2	$46.3	$229.4	$37.1	$11.9	$55.6	$489.5

Index

Balance as of June 30, 2015	$115.4	$50.3	$215.1	$32.5	$10.0	$61.8	$485.1
Long-term flows:
Sales/new accounts	16.6	1.0	34.1	6.9	0.5	3.2	62.3
Redemptions/terminations	(15.8)	(1.6)	(23.6)	(4.3)	(0.5)	(3.0)	(48.8)
Cash flow/unreinvested dividends	(2.0)	(2.6)	(7.4)	0.1	1.3	(2.2)	(12.8)
Net long-term (outflows) inflows	(1.2)	(3.2)	3.1	2.7	1.3	(2.0)	0.7
AUM adjustments(3)	—	—	—	(0.2)	—	(3.0)	(3.2)
Market (depreciation) appreciation	(5.0)	(0.8)	11.2	2.1	0.6	(1.2)	6.9
Net change	(6.2)	(4.0)	14.3	4.6	1.9	(6.2)	4.4
Balance as of June 30, 2016	$109.2	$46.3	$229.4	$37.1	$11.9	$55.6	$489.5

(1)Includes index and enhanced index services.
(2)Includes certain multi-asset solutions and services and certain alternative investments.

(3)
During the second quarter of 2016, we removed $3.0 billion of Customized Retirement Solutions assets from AUM as our asset management services transitioned to consulting services. In addition, we previously made minor adjustments to reported AUM for reporting methodology changes that do not represent inflows or outflows.

Index

Average assets under management by distribution channel and investment service were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
	(in billions)				(in billions)
Distribution Channel:
Institutions	$246.8	$249.9	$(3.1)	(1.2)%	$241.8	$246.0	$(4.2)	(1.7)%
Retail	159.0	164.5	(5.5)	(3.4)	155.1	163.6	(8.5)	(5.2)
Private Wealth Management	78.7	78.2	0.5	0.6	77.5	77.4	0.1	0.1
Total	$484.5	$492.6	$(8.1)	(1.6)	$474.4	$487.0	$(12.6)	(2.6)

Investment Service:
Equity Actively Managed	$110.0	$116.3	$(6.3)	(5.3)	$108.2	$115.0	$(6.8)	(5.9)%
Equity Passively Managed(1)	46.2	51.0	(4.8)	(9.5)	45.2	50.8	(5.6)	(10.9)
Fixed Income Actively Managed – Taxable	222.9	223.3	(0.4)	(0.2)	216.9	223.2	(6.3)	(2.8)
Fixed Income Actively Managed – Tax-exempt	35.9	32.5	3.4	10.4	35.1	32.4	2.7	8.4
Fixed Income Passively Managed(1)	11.1	9.9	1.2	11.4	10.7	10.0	0.7	6.6
Other (2)	58.4	59.6	(1.2)	(2.0)	58.3	55.6	2.7	4.7
Total	$484.5	$492.6	$(8.1)	(1.6)	$474.4	$487.0	$(12.6)	(2.6)

(1)Includes index and enhanced index services.
(2)Includes certain multi-asset solutions and services and certain alternative investments.

Our Institutional channel second quarter average AUM of $246.8 billion decreased $3.1 billion, or 1.2%, compared to the second quarter of 2015; however, our Institutional AUM increased $4.6 billion, or 1.9%, to $248.8 billion over the last twelve months. The $4.6 billion increase in AUM primarily resulted from market appreciation of $6.7 billion and net inflows of $0.9 billion, offset by adjustments of $3.0 billion recorded in June 2016 (as previously discussed). During the third quarter of 2015, we incurred $7.8 billion of market depreciation, which is driving the decrease in average AUM as compared to an increase in AUM over the last twelve months.
Our Retail channel second quarter average AUM of $159.0 billion decreased $5.5 billion, or 3.4%, compared to the second quarter of 2015, primarily due to our Retail AUM decreasing $1.6 billion, or 1.0%, to $161.4 billion over the last twelve months. The $1.6 billion decrease in AUM primarily resulted from net outflows of $1.4 billion and flat market performance. During the third quarter of 2015, we incurred $8.6 billion of market depreciation, which is driving the larger decrease in average AUM as compared to the decrease in AUM over the last twelve months.
Our Private Wealth Management channel second quarter average AUM of $78.7 billion increased $0.5 billion, or 0.6%, compared to the second quarter of 2015, primarily due to our Private Wealth Management AUM increasing $1.4 billion, or 1.7%, to $79.3 billion over the last twelve months. The $1.4 billion increase in AUM primarily resulted from net inflows of $1.2 billion and market appreciation of $0.2 billion.

Index

Absolute investment composite returns, gross of fees, and relative performance as of June 30, 2016 compared to benchmarks for certain representative Institutional equity and fixed income services are as follows:

	1-Year	3-Year	5-Year
Global High Income - Hedged (fixed income)
Absolute return	3.0%	4.9%	6.2%
Relative return (vs. Barclays Global High Yield Index - Hedged)	(1.5)	(0.6)	(0.6)
Global Fixed Income (fixed income)
Absolute return	10.9	2.5	2.2
Relative return (vs. CITI WLD GV BD-USD/JPM GLBL BD)	(0.4)	(0.2)	1.0
Intermediate Municipal Bonds (fixed income)
Absolute return	5.5	3.7	3.5
Relative return (vs. Lipper Short/Int. Blended Muni Fund Avg)	1.3	0.9	0.8
U.S. Strategic Core Plus (fixed income)
Absolute return	6.8	5.0	4.5
Relative return (vs. Barclays U.S. Aggregate Index)	0.8	0.9	0.7
Emerging Market Debt (fixed income)
Absolute return	8.4	5.8	5.9
Relative return (vs. JPM EMBI Global/JPM EMBI)	(1.9)	(0.7)	(0.4)
Global Plus (fixed income)
Absolute return	9.0	2.9	2.0
Relative return (vs. Barclays Global Aggregate Index)	0.1	0.1	0.3
Emerging Markets Value
Absolute return	(14.7)	(0.2)	(5.1)
Relative return (vs. MSCI EM Index)	(2.7)	1.4	(1.3)
Global Strategic Value
Absolute return	(10.0)	7.4	5.4
Relative return (vs. MSCI ACWI Index)	(6.3)	1.4	—
U.S. Small & Mid Cap Value
Absolute return	(1.7)	9.3	10.4
Relative return (vs. Russell 2500 Value Index)	(1.9)	1.2	0.8
U.S. Strategic Value
Absolute return	(7.8)	7.6	8.8
Relative return (vs. Russell 1000 Value Index)	(10.6)	(2.3)	(2.6)
U.S. Small Cap Growth
Absolute return	(12.4)	6.5	8.8
Relative return (vs. Russell 2000 Growth Index)	(1.7)	(1.2)	0.3
U.S. Large Cap Growth
Absolute return	1.9	16.5	14.1
Relative return (vs. Russell 1000 Growth Index)	(1.1)	3.5	1.8
U.S. Small & Mid Cap Growth
Absolute return	(10.9)	7.2	8.5
Relative return (vs. Russell 2500 Growth Index)	(3.2)	(1.9)	(0.8)
Concentrated U.S. Growth
Absolute return	(6.1)	10.4	13.3
Relative return (vs. S&P 500 Index)	(10.1)	(1.3)	1.2
Select U.S. Equity
Absolute return	2.2	10.9	13.1
Relative return (vs. S&P 500 Index)	(1.8)	(0.7)	1.0
Strategic Equities (inception June 30, 2012)
Absolute return	0.5	11.4	N/A
Relative return (vs. All Cap Index)	(2.9)	—	N/A
Global Core Equity (inception June 30, 2011)
Absolute return	(2.5)	5.6	8.0
Relative return (vs. MSCI ACWI Index)	1.2	(0.5)	2.7

Index

Consolidated Results of Operations

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
	(in thousands, except per unit amounts)				(in thousands, except per unit amounts)

Net revenues	$725,806	$792,737	$(66,931)	(8.4)%	$1,494,932	$1,555,308	$(60,376)	(3.9)%
Expenses	583,231	627,815	(44,584)	(7.1)	1,179,315	1,237,172	(57,857)	(4.7)
Operating income	142,575	164,922	(22,347)	(13.6)	315,617	318,136	(2,519)	(0.8)
Income taxes	10,588	9,153	1,435	15.7	20,452	19,623	829	4.2
Net income	131,987	155,769	(23,782)	(15.3)	295,165	298,513	(3,348)	(1.1)
Net income (loss) of consolidated entities attributable to non-controlling interests	4,843	6,675	(1,832)	(27.4)	(905)	7,950	(8,855)	n/m
Net income attributable to AB Unitholders	$127,144	$149,094	$(21,950)	(14.7)	$296,070	$290,563	$5,507	1.9

Diluted net income per AB Unit	$0.47	$0.54	$(0.07)	(13.0)	$1.08	$1.05	$0.03	2.9

Distributions per AB Unit	$0.46	$0.54	$(0.08)	(14.8)	$0.91	$1.05	$(0.14)	(13.3)

Operating margin (1)	19.0%	20.0%			21.2%	19.9%

(1)Operating income excluding net (loss) income attributable to non-controlling interests as a percentage of net revenues.

Net income attributable to AB Unitholders for the three months ended June 30, 2016 decreased $22.0 million, or 14.7%, from the three months ended June 30, 2015. The decrease resulted from (in millions):

Lower base advisory fees	$(25.4)
Lower distribution revenues	(14.5)
Lower performance-based fees	(13.5)
Lower investments gains	(9.7)
Lower employee compensation and benefits	28.4
Lower promotion and servicing expenses	15.3
Other	(2.6)
$(22.0)

Index

Net income attributable to AB Unitholders for the six months ended June 30, 2016 increased $5.5 million, or 1.9%, from the six months ended June 30, 2015. The increase resulted from (in millions):

Lower advisory base fees	$(64.4)
Lower distribution revenues	(31.0)
Higher real estate charges	(25.2)
Lower performance-base fees	(17.0)
Lower employee compensation and benefits	52.7
Higher investment gains	52.0
Lower promotion and servicing expenses	31.1
Net loss in current year compared to net income in prior year of consolidated entities attributable to non-controlling interests	8.9
Other	(1.6)
$5.5

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

During the first six months of 2016, we recorded pre-tax real estate charges of $24.8 million, resulting from new charges of $26.7 million relating to the further consolidation of office space at our New York offices, offset by changes in estimates related to previously recorded real estate charges of $1.9 million.

Units Outstanding

Each quarter, we implement plans to repurchase AB Holding Units pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (“Exchange Act”). A Rule 10b5-1 plan allows a company to repurchase its shares at times when it otherwise might be prevented from doing so because of self-imposed trading blackout periods or because it possesses material non-public information. Each broker we select has the authority under the terms and limitations specified in the plan to repurchase AB Holding Units on our behalf in accordance with the terms of the plan. Repurchases are subject to regulations promulgated by the SEC as well as certain price, market volume and timing constraints specified in the plan. The plan adopted during the second quarter of 2016 expired at the close of business on July 27, 2016. We may adopt additional Rule 10b5-1 plans in the future to engage in open-market purchases of AB Holding Units to help fund anticipated obligations under our incentive compensation award program and for other corporate purposes.

Cash Distributions

AB is required to distribute all of its Available Cash Flow, as defined in the AB Partnership Agreement, to its Unitholders and to the General Partner. Available Cash Flow typically is the adjusted diluted net income per unit for the quarter multiplied by the number of general and limited partnership interests at the end of the quarter. In future periods, management anticipates that Available Cash Flow will continue to be based on adjusted diluted net income per unit, unless management determines with concurrence of the Board of Directors that one or more non-GAAP adjustments that are made for adjusted net income should not be made with respect to the Available Cash Flow calculation. See Note 4 to the condensed consolidated financial statements contained in Item 1 for a description of Available Cash Flow.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)

Net revenues, US GAAP basis	$725,806	$792,737	$1,494,932	$1,555,308
Adjustments:
Long-term incentive compensation-related investment (gains) losses	(791)	(362)	535	(2,788)
Long-term incentive compensation-related dividends and interest	(142)	(135)	(293)	(286)
90% of consolidated venture capital fund investment (gains)	—	(7,014)	—	(8,387)
Distribution-related payments	(93,217)	(102,578)	(180,344)	(202,964)
Amortization of deferred sales commissions	(10,577)	(12,713)	(21,819)	(25,112)
Pass-through fees and expenses	(11,708)	(12,575)	(23,359)	(24,416)
Gain on sale of investment carried at cost	—	—	(75,273)	—
Impact of consolidated VIEs	(5,472)	—	(414)	—
Adjusted net revenues	$603,899	$657,360	$1,193,965	$1,291,355

Operating income, US GAAP basis	$142,575	$164,922	$315,617	$318,136
Adjustments:
Long-term incentive compensation-related items	(354)	85	609	143
Gain on sale of investment carried at cost	—	—	(75,273)	—
Real estate (credits) charges	(2,801)	(80)	24,785	(463)
Acquisition-related expenses	239	—	239	(1)
Sub-total of non-GAAP adjustments	(2,916)	5	(49,640)	(321)
Less: Net income (loss) of consolidated entities attributable to non-controlling interests	4,843	6,675	(905)	7,950
Adjusted operating income	$134,816	$158,252	$266,882	$309,865

Adjusted operating margin	22.3%	24.1%	22.4%	24.0%

Adjusted operating income for the three months ended June 30, 2016 decreased $23.4 million, or 14.8%, from the three months ended June 30, 2015, primarily due to lower investment advisory base fees of $23.8 million, lower performance-based fees of $13.5 million, lower Bernstein Research Services revenue of $6.9 million and higher investments losses of $6.2 million, offset by lower employee compensation expense (excluding the impact of long-term incentive compensation-related items) of $28.4 million. Adjusted operating income for the six months ended June 30, 2016 decreased $43.0 million, or 13.9%, from the six months ended

Index

June 30, 2015, primarily due to lower investment advisory base fees of $62.8 million, lower performance-based fees of $17.0 million, lower Bernstein Research Services revenue of $6.4 million and higher investments losses of $6.7 million, offset by lower employee compensation expense (excluding the impact of long-term incentive compensation-related items) of $49.8 million.

Adjusted Net Revenues

Adjusted net revenues exclude investment gains and losses and dividends and interest on employee long-term incentive compensation-related investments. In addition, adjusted net revenues offset distribution-related payments to third parties as well as amortization of deferred sales commissions against distribution revenues. We believe offsetting net revenues by distribution-related payments is useful for our investors and other users of our financial statements because such presentation appropriately reflects the nature of these costs as pass-through payments to third parties who perform functions on behalf of our sponsored mutual funds and/or shareholders of these funds. We offset amortization of deferred sales commissions against net revenues because such costs, over time, essentially offset our distribution revenues. We also exclude additional pass-through expenses we incur (primarily through our transfer agency) that are reimbursed and recorded as fees in revenues. These fees do not affect operating income, but they do affect our operating margin. As such, we exclude these fees from adjusted net revenues.

Lastly, in 2015 we excluded 90% of the investment gains and losses of our consolidated venture capital fund attributable to non-controlling interests. Effective January 1, 2016, as a result of adopting a new accounting standard (see Note 2 to our condensed consolidated financial statements), we account for our consolidated venture capital fund in the same manner as our other consolidated VIEs. We adjust for the revenue impact of consolidating VIEs by eliminating the consolidated VIEs' revenues and including AB's fees from such VIEs and AB's investment gains and losses on its investments in such VIEs that were eliminated in consolidation. In addition, in the first quarter of 2016 we excluded a realized gain of $75.3 million resulting from the liquidation of an investment in Jasper Wireless Technologies, Inc. ("Jasper"), which was acquired by Cisco Systems, Inc., because it was not part of our core operating results.

Adjusted Operating Income

Adjusted operating income represents operating income on a US GAAP basis excluding (1) the impact on net revenues and compensation expense of the investment gains and losses (as well as the dividends and interest) associated with employee long-term incentive compensation-related investments, (2) the gain on the sale of our investment in Jasper, (3) real estate charges (credits), (4) acquisition-related expenses, (5) the net income or loss of consolidated entities attributable to non-controlling interests in 2015, and (6) the impact of consolidated VIEs in 2016.

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

A realized gain on an investment carried at cost has been excluded due to its non-recurring nature and because it is not part of our core operating results.

Real estate charges (credits) have been excluded because they are not considered part of our core operating results when comparing financial results from period to period and to industry peers.

Acquisition-related expenses incurred as a result of our acquisitions in the fourth quarter of 2013 and the second quarter of 2014 have been excluded because they are not considered part of our core operating results when comparing financial results from period to period and to industry peers.

In regard to 2015 adjusted operating income, most of the net income or loss of consolidated entities attributable to non-controlling interests relates to the 90% limited partner interests held by third parties in our consolidated venture capital fund. We own a 10% limited partner interest in the fund. US GAAP requires us to consolidate the financial results of the fund because we are the general partner and are deemed to have a controlling interest. However, recognizing 100% of the gains or losses in operating income while only retaining 10% is not reflective of our underlying financial results at the operating income level. As a result, we exclude the 90% limited partner interests we do not own from our adjusted operating income. Effective January 1, 2016, our consolidated

Index

venture capital fund is included with other consolidated VIEs. Similarly, net income of joint ventures attributable to non-controlling interests, although not significant, is excluded because it does not reflect the economic interest attributable to AB.

Relating to 2016 adjusted operating income, we adjusted for the operating income impact of consolidating certain VIEs (as a result of the adoption of a new accounting standard; see Note 2 to our condensed consolidated financial statements) by eliminating the consolidated VIEs' revenues and expenses and including AB's revenues and expenses that were eliminated in consolidation. We also excluded the limited partner interests we do not own.

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

Index

Net Revenues

The components of net revenues are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
	(in thousands)				(in thousands)
Investment advisory and services fees:
Institutions:
Base fees	$101,248	$109,410	$(8,162)	(7.5)%	$198,228	$216,206	$(17,978)	(8.3)%
Performance-based fees	511	6,334	(5,823)	(91.9)	1,025	9,026	(8,001)	(88.6)
	101,759	115,744	(13,985)	(12.1)	199,253	225,232	(25,979)	(11.5)
Retail:
Base fees	201,735	220,065	(18,330)	(8.3)	391,703	433,959	(42,256)	(9.7)
Performance-based fees	2	7,696	(7,694)	(100.0)	2	9,050	(9,048)	(100.0)
	201,737	227,761	(26,024)	(11.4)	391,705	443,009	(51,304)	(11.6)
Private Wealth Management:
Base fees	173,323	172,192	1,131	0.7	337,166	341,338	(4,172)	(1.2)
Performance-based fees	231	227	4	1.8	339	333	6	1.8
	173,554	172,419	1,135	0.7	337,505	341,671	(4,166)	(1.2)
Total:
Base fees	476,306	501,667	(25,361)	(5.1)	927,097	991,503	(64,406)	(6.5)
Performance-based fees	744	14,257	(13,513)	(94.8)	1,366	18,409	(17,043)	(92.6)
	477,050	515,924	(38,874)	(7.5)	928,463	1,009,912	(81,449)	(8.1)

Bernstein Research Services	115,053	121,910	(6,857)	(5.6)	241,518	247,956	(6,438)	(2.6)
Distribution revenues	97,321	111,850	(14,529)	(13.0)	190,013	221,034	(31,021)	(14.0)
Dividend and interest income	7,697	5,667	2,030	35.8	15,067	10,761	4,306	40.0
Investment gains (losses)	2,276	11,993	(9,717)	(81.0)	67,863	15,881	51,982	327.3
Other revenues	28,283	26,023	2,260	8.7	55,957	51,013	4,944	9.7
Total revenues	727,680	793,367	(65,687)	(8.3)	1,498,881	1,556,557	(57,676)	(3.7)
Less: Interest expense	1,874	630	1,244	197.5	3,949	1,249	2,700	216.2
Net revenues	$725,806	$792,737	$(66,931)	(8.4)	$1,494,932	$1,555,308	$(60,376)	(3.9)

Index

Investment Advisory and Services Fees

Investment advisory and services fees are the largest component of our revenues. These fees generally are calculated as a percentage of the value of AUM as of a specified date, or as a percentage of the value of average AUM for the applicable billing period, and vary with the type of investment service, the size of account and the total amount of assets we manage for a particular client. Accordingly, fee income generally increases or decreases as AUM increase or decrease and is affected by market appreciation or depreciation, the addition of new client accounts or client contributions of additional assets to existing accounts, withdrawals of assets from and termination of client accounts, purchases and redemptions of mutual fund shares, shifts of assets between accounts or products with different fee structures, and acquisitions. Our average basis points realized (investment advisory and services fees divided by average AUM) generally approximate 50 to 110 basis points for actively-managed equity services, 15 to 60 basis points for actively-managed fixed income services and 5 to 20 basis points for passively-managed services. Average basis points realized for other services could range from 5 basis points for certain Institutional asset allocation services to over 100 basis points for certain Retail and Private Wealth Management alternative services. The ranges discussed above include all-inclusive fee arrangements (covering investment management, trade execution and other services) for our Private Wealth Management clients.

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

We sometimes charge our clients performance-based fees. In these situations, we charge a base advisory fee and are eligible to earn an additional performance-based fee or incentive allocation that is calculated as either a percentage of absolute investment results or a percentage of investment results in excess of a stated benchmark over a specified period of time. Some performance-based fees include a high-watermark provision, which generally provides that if a client account underperforms relative to its performance target (whether absolute or relative to a specified benchmark), it must gain back such underperformance before we can collect future performance-based fees. Therefore, if we fail to achieve our performance target for a particular period, we will not earn a performance-based fee for that period and, for accounts with a high-watermark provision, our ability to earn future performance-based fees will be impaired. We are eligible to earn performance-based fees on 9.2%, 4.1% and 1.0% of the assets we manage for institutional clients, private wealth clients and retail clients, respectively (in total, 5.7% of our AUM).

During the first six months of 2016, as General Partner of AllianceBernstein U.S. Real Estate L.P. (“Real Estate Fund”), we received a carried interest distribution of $48.7 million. In accordance with our revenue recognition policies, we did not recognize this carried interest distribution as performance fee revenues, instead recording a deferred revenue liability, because the distribution is subject to claw-back provisions. We will recognize the distribution as revenues when the potential claw-back obligation is mathematically remote, which may not occur until at or near termination of the Real Estate Fund. In addition, we have revenue-sharing arrangements whereby certain employees are entitled to a share of carried interest proceeds distributed by certain funds, including the Real Estate Fund. As such, we distributed $24.0 million of these carried interest proceeds to certain Real Estate Fund employees. We have recorded this payment, which, like our carried interest distribution, is subject to claw-back provisions, as an advance to employees and will recognize it as compensation expense in the period in which the applicable revenue is recognized.

For the three months ended June 30, 2016, our investment advisory and services fees decreased by $38.9 million, or 7.5%, from the three months ended June 30, 2015, primarily due to a $25.4 million, or 5.1%, decrease in base fees, which primarily resulted from a 1.6% decrease in average AUM and the impact of a shift in product mix from global fixed income and active equity products into other products that generally have lower fees. Additionally, our performance-based fees decreased $13.5 million, or 94.8% from the prior year. For the six months ended June 30, 2016, our investment advisory and services fees decreased by $81.4 million, or 8.1%, from the six months ended June 30, 2015, primarily due to a $64.4 million, or 6.5%, decrease in base fees, which primarily resulted from a 2.6% decrease in average AUM and the impact of a shift in product mix from global fixed income and active equity products into other products which generally have lower fees. Additionally, our performance-based fees decreased $17.0 million from the prior year.

Index

Institutional investment advisory and services fees for the three months ended June 30, 2016 decreased by $14.0 million, or 12.1%, from the three months ended June 30, 2015, primarily due to an $8.2 million, or 7.5%, decrease in base fees. The decrease in base fees was due to a decrease in average AUM of 1.2% and the impact of a shift in product mix from active equities into active fixed income products that generally have lower fees. Additionally, performance-based fees decreased $5.8 million from the prior year. Institutional investment advisory and services fees for the six months ended June 30, 2016 decreased by $26.0 million, or 11.5%, from the six months ended June 30, 2015, primarily due to an $18.0 million, or 8.3%, decrease in base fees. The decrease in base fees was due to a decrease in average AUM of 1.7% and the impact of a shift in product mix from active equities into other products that generally have lower fees. Additionally, performance-based fees decreased $8.0 million from the prior year.

Retail investment advisory and services fees for the three months ended June 30, 2016 decreased by $26.0 million, or 11.4%, from the three months ended June 30, 2015, primarily due to an $18.3 million, or 8.3%, decrease in base fees. The decrease in base fees was due to a decrease in average AUM of 3.4% and the impact of a shift in product mix from long-term non-U.S. global fixed income mutual funds to long-term U.S. mutual funds, which generally have lower fees compared to long-term non-U.S. global fixed income mutual funds. Additionally, performance-based fees decreased $7.7 million from the prior year. Retail investment advisory and services fees for the six months ended June 30, 2016 decreased by $51.3 million, or 11.6%, from the six months ended June 30, 2015, primarily due to a $42.3 million, or 9.7%, decrease in base fees. The decrease in base fees was due to a decrease in average AUM of 5.2% and the impact of a shift in product mix from long-term non-U.S. global fixed income mutual funds to long-term U.S. mutual funds, which generally have lower fees compared to long-term non-U.S. global fixed income mutual funds. Additionally, performance-based fees decreased $9.0 million from the prior year.

Private Wealth Management investment advisory and services fees for the three months ended June 30, 2016 increased by $1.1 million, or 0.7%, from the three months ended June 30, 2015, due to an increase in base fees resulting from a 0.6% increase in average AUM. Private Wealth Management investment advisory and services fees for the six months ended June 30, 2016 decreased by $4.2 million, or 1.2%, from the six months ended June 30, 2015, due to the decline in base fees. However, average AUM increased by 0.1%. Base fees decreased primarily due to a shift in product mix from active equity to active fixed income and other products with lower fees.

Bernstein Research Services

Bernstein Research Services revenue consists principally of equity commissions received for providing equity research and brokerage-related services to institutional investors.

Revenues from Bernstein Research Services for the three and six months ended June 30, 2016 decreased $6.9 million, or 5.6%, and $6.4 million, or 2.6%, respectively, compared to the corresponding periods in 2015. The decreases were the result of a slowdown in client activity and lower market levels in Asia and foreign exchange translation effects in Europe.

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
Distribution revenues for the three and six months ended June 30, 2016 decreased $14.5 million, or 13.0%, and $31.0 million, or 14.0%, respectively, compared to the corresponding periods in 2015, primarily due to the corresponding average AUM of these mutual funds decreasing 10.6% and 12.2%, respectively.

Dividend and Interest Income and Interest Expense

Dividend and interest income consists primarily of investment income and interest earned on customer margin balances and U.S. Treasury Bills. Interest expense principally reflects interest accrued on cash balances in customers’ brokerage accounts. Dividend and interest income, net of interest expense, for the three and six months ended June 30, 2016 increased $0.8 million, or 15.6%, and $1.6 million, or 16.9%, respectively, compared to the the corresponding periods in 2015, primarily due to higher broker-dealer related activity.

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

Investment gains (losses) are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Long-term incentive compensation-related investments
Realized gains (losses)	$203	$342	$1,141	$3,742
Unrealized gains (losses)	588	20	(1,676)	(954)

Consolidated private equity fund investments
Realized gains (losses)
Non-public investments	—	7,177	—	1,983
Public investments	—	—	—	—
Unrealized gains (losses)
Non-public investments	—	(677)	—	4,346
Public investments	—	1,292	—	2,989

Investments held by consolidated VIEs
Realized gains (losses)	(790)	—	(328)	—
Unrealized gains (losses)	5,433	—	(2,599)	—

Seed capital investments
Realized gains (losses)
Seed capital	(827)	7,066	65,255	12,480
Derivatives	(8,886)	(5,316)	(6,047)	(11,030)
Unrealized gains (losses)
Seed capital	3,395	(4,057)	16,589	(1,867)
Derivatives	3,834	7,789	(2,562)	7,449

Brokerage-related investments
Realized gains (losses)	(740)	(1,866)	(2,096)	(3,390)
Unrealized gains (losses)	66	223	186	133
	$2,276	$11,993	$67,863	$15,881

During the first quarter of 2016, we sold our investment in Jasper, a company in which we owned a 7.6% equity interest. We expect to receive a total of $85.5 million in cash, subject to final transaction costs and working capital adjustments. During March 2016, the transaction closed and we received $74.8 million in cash, recorded a $10.7 million receivable for the balance retained in escrow for 18 months and recorded an investment gain of $75.3 million.

Index

Other Revenues

Other revenues consist of fees earned for transfer agency services provided to company-sponsored mutual funds, fees earned for administration and recordkeeping services provided to company-sponsored mutual funds and the general accounts of AXA and its subsidiaries, and other miscellaneous revenues. Other revenues for the three and six months ended June 30, 2016 increased $2.3 million, or 8.7%, and $4.9 million, or 9.7%, respectively, compared to the corresponding periods in 2015, primarily due to the recording of other revenues related to our consolidated VIEs.

Expenses

The components of expenses are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
	(in thousands)				(in thousands)

Employee compensation and benefits	$309,249	$337,640	$(28,391)	(8.4)%	$611,260	$663,967	$(52,707)	(7.9)%
Promotion and servicing:
Distribution-related payments	93,217	102,578	(9,361)	(9.1)	180,344	202,964	(22,620)	(11.1)
Amortization of deferred sales commissions	10,577	12,713	(2,136)	(16.8)	21,819	25,112	(3,293)	(13.1)
Other	55,357	59,182	(3,825)	(6.5)	109,558	114,719	(5,161)	(4.5)
	159,151	174,473	(15,322)	(8.8)	311,721	342,795	(31,074)	(9.1)
General and administrative:
General and administrative	109,757	108,092	1,665	1.5	215,680	215,425	255	0.1
Real estate charges (credits)	(2,801)	(80)	(2,721)	n/m	24,785	(463)	25,248	n/m
	106,956	108,012	(1,056)	(1.0)	240,465	214,962	25,503	11.9
Contingent payment arrangements	353	442	(89)	(20.1)	706	885	(179)	(20.2)
Interest	1,052	736	316	42.9	2,284	1,590	694	43.6
Amortization of intangible assets	6,470	6,512	(42)	(0.6)	12,879	12,973	(94)	(0.7)
Total	$583,231	$627,815	$(44,584)	(7.1)	$1,179,315	$1,237,172	$(57,857)	(4.7)

Employee Compensation and Benefits

Employee compensation and benefits consist of base compensation (including salaries and severance), annual short-term incentive compensation awards (cash bonuses), annual long-term incentive compensation awards, commissions, fringe benefits and other employment costs (including recruitment, training, temporary help and meals).

Compensation expense as a percentage of net revenues was 42.6% for the three months ended both June 30, 2016 and 2015. Compensation expense as a percentage of net revenues was 40.9% and 42.7% for the six months ended June 30, 2016 and 2015, respectively. Compensation expense generally is determined on a discretionary basis and is primarily a function of our firm’s current-year financial performance. The amounts of incentive compensation we award are designed to motivate, reward and retain top talent while aligning our executives' interests with the interests of our Unitholders. Senior management, with the approval of

Index

the Compensation Committee of the Board of Directors of AllianceBernstein Corporation (“Compensation Committee”), periodically confirms that the appropriate metric to consider in determining the amount of incentive compensation is the ratio of adjusted employee compensation and benefits expense to adjusted net revenues. Adjusted net revenues used in the adjusted compensation ratio are the same as the adjusted net revenues presented as a non-GAAP measure (discussed earlier in this MD&A). Adjusted employee compensation and benefits expense is total employee compensation and benefits expense minus other employment costs such as recruitment, training, temporary help and meals (which were 1.1% and 1.2%, respectively, of adjusted net revenues for the three and six months ended June 30, 2016, and were 1.3% and 1.2%, respectively, of adjusted net revenues for the three and six months ended June 30, 2015), and excludes the impact of mark-to-market vesting expense, as well as dividends and interest expense, associated with employee long-term incentive compensation-related investments. Senior management, with the approval of the Compensation Committee, has established as an objective that adjusted employee compensation and benefits expense generally should not exceed 50% of our adjusted net revenues, except in unexpected or unusual circumstances. Our ratio of adjusted compensation expense as a percentage of adjusted revenues was 50.0% for the three and six months ended June 30, 2016 and 2015.

For the three months ended June 30, 2016, employee compensation and benefits expense decreased $28.4 million, or 8.4%, compared to the three months ended June 30, 2015, primarily due to lower incentive compensation of $18.4 million, lower fringes and other costs of $4.3 million and lower commissions of $4.1 million. For the six months ended June 30, 2016, employee compensation and benefits expense decreased $52.7 million, or 7.9%, compared to the six months ended June 30, 2015, primarily due to lower incentive compensation of $53.5 million, lower commissions of $6.6 million and lower fringes and other costs of $3.9 million, partially offset by higher base compensation of $11.3 million, reflecting higher severance costs.

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

Promotion and servicing expenses decreased $15.3 million, or 8.8%, during the three months ended June 30, 2016 compared to the three months ended June 30, 2015. The decrease primarily was due to lower distribution-related payments of $9.4 million, lower travel and entertainment of $2.2 million and lower marketing expenses of $2.1 million. Promotion and servicing expenses decreased $31.1 million, or 9.1%, during the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The decrease primarily was due to lower distribution-related payments of $22.6 million, lower marketing expenses of $3.6 million and lower travel and entertainment of $3.2 million.

General and Administrative

General and administrative expenses include portfolio services expenses, technology expenses, professional fees and office-related expenses (occupancy, communications and similar expenses). General and administrative expenses as a percentage of net revenues were 14.7% (15.1% excluding real estate credits) and 13.6% (including and excluding real estate credits) for the three months ended June 30, 2016 and 2015, respectively. General and administrative expenses decreased $1.1 million, or 1.0%, during the second quarter of 2016 compared to the same period in 2015, primarily due to higher real estate credits of $2.7 million. General and administrative expenses as a percentage of net revenues were 16.1% (14.4% excluding real estate charges) and 13.8% (13.9% excluding real estate credits) for the six months ended June 30, 2016 and 2015, respectively. General and administrative expenses increased $25.5 million, or 11.9%, during the first six months of 2016 compared to the same period in 2015, primarily due to higher real estate charges of $25.2 million.

Contingent Payment Arrangements

Contingent payment arrangements reflect changes in estimates of contingent payment liabilities associated with acquisitions in previous periods, as well as accretion expense of these liabilities. There were no changes in estimates during the first six months of 2016 or 2015.

Index

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

Income tax expense for the three months ended June 30, 2016 increased $1.4 million, or 15.7%, compared to the three months ended June 30, 2015. The increase is due to a higher effective tax rate in the current quarter of 7.4%, compared to 5.5% in the second quarter of 2015, driven by an increase in discrete items and the mix of earnings across the tax filing group. Income tax expense for the six months ended June 30, 2016 increased $0.8 million, or 4.2%, compared to the three months ended June 30, 2015. The increase is due to a higher effective tax rate in the first six months of 6.5%, compared to 6.2% in the first six months of 2015, driven by an increase in discrete items and the mix of earnings across the tax filing group.

Net Income (Loss) of Consolidated Entities Attributable to Non-Controlling Interests

Net income (loss) of consolidated entities attributable to non-controlling interests primarily consists of limited partner interests owned by other investors in our consolidated VIEs. During the first six months of 2016, we had $0.9 million of net loss of consolidated entities attributable to non-controlling interests.

CAPITAL RESOURCES AND LIQUIDITY

During the first six months of 2016, net cash provided by operating activities was $514.6 million, compared to $436.1 million during the corresponding 2015 period. The change primarily is due to higher seed capital net redemptions, offset by higher broker-dealer purchases (net of redemptions), of $91.2 million and an increase in accounts payable of $82.7 million, offset by a decrease in accrued compensation of $54.2 million and an increase in broker-dealer related receivable (net of payables and segregated U.S. Treasury bills activity) of $43.3 million.

During the first six months of 2016, net cash used in investing activities was $20.2 million, compared to $11.8 million during the corresponding 2015 period. The change reflects higher purchases of furniture, equipment and leasehold improvements.

During the first six months of 2016, net cash used in financing activities was $352.4 million, compared to $330.3 million during the corresponding 2015 period. The change reflects higher repurchases of AB Holding Units of $64.0 million, offset by lower distributions to the General Partner and Unitholders of $37.7 million as a result of lower earnings (distributions on earnings are paid one quarter in arrears).

As of June 30, 2016, AB had $690.6 million of cash and cash equivalents (excluding cash and cash equivalents of consolidated VIEs), all of which is available for liquidity, but consists primarily of cash on deposit for our broker-dealers to comply with various customer clearing activities and cash held by foreign subsidiaries for which a permanent investment election for U.S. tax purposes is taken. If the cash held at our foreign subsidiaries of $511.5 million, which includes cash on deposit for our foreign broker-dealers, is repatriated to the U.S., we would be required to accrue and pay U.S. income taxes on these funds, based on the unremitted amount. We currently intend to permanently reinvest these earnings outside the U.S.

Debt and Credit Facilities

As of June 30, 2016 and December 31, 2015, AB had $537.2 million and $581.7 million, respectively, in commercial paper outstanding with weighted average interest rates of approximately 0.6% and 0.5%, respectively. The commercial paper is short term in nature, and as such, recorded value is estimated to approximate fair value (and considered a Level 2 security in the fair value hierarchy). Average daily borrowings of commercial paper during the first six months of 2016 and the full year 2015 were $475.8 million and $387.9 million, respectively, with weighted average interest rates of approximately 0.6% and 0.3%, respectively.

AB has a $1.0 billion committed, unsecured senior revolving credit facility (“Credit Facility”) with a group of commercial banks and other lenders, which matures on October 22, 2019. The Credit Facility provides for possible increases in the principal amount by up to an aggregate incremental amount of $250.0 million; any such increase is subject to the consent of the affected lenders. The Credit Facility is available for AB and Sanford C. Bernstein & Co., LLC ("SCB LLC") business purposes, including the support of AB’s $1.0 billion commercial paper program. Both AB and SCB LLC can draw directly under the Credit Facility and management may draw on the Credit Facility from time to time. AB has agreed to guarantee the obligations of SCB LLC under the Credit Facility.

Index

The Credit Facility contains affirmative, negative and financial covenants, which are customary for facilities of this type, including restrictions on dispositions of assets, restrictions on liens, a minimum interest coverage ratio and a maximum leverage ratio. As of June 30, 2016, we were in compliance with these covenants. The Credit Facility also includes customary events of default (with customary grace periods, as applicable), including provisions under which, upon the occurrence of an event of default, all outstanding loans may be accelerated and/or lender’s commitments may be terminated. Also, under such provisions, upon the occurrence of certain insolvency- or bankruptcy-related events of default, all amounts payable under the Credit Facility would automatically become immediately due and payable, and the lender’s commitments would automatically terminate.

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

As of June 30, 2016 and December 31, 2015, we had no amounts outstanding under the Credit Facility. During the first six months of 2016 and the full year 2015, we did not draw upon the Credit Facility.

In addition, SCB LLC has three uncommitted lines of credit with four financial institutions. Two of these lines of credit permit us to borrow up to an aggregate of approximately $200.0 million, with AB named as an additional borrower, while one line has no stated limit. As of June 30, 2016, SCB LLC had $50.0 million in bank loans outstanding at a weighted average interest rate of 1.0%. As of December 31, 2015, SCB LLC had no bank loans outstanding. Average daily borrowings of bank loans during the first six months of 2016 and full year 2015 were $6.3 million and $3.9 million, respectively, with weighted average interest rates of approximately 0.8% and 1.2%, respectively.

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

We entered into a subscription agreement, under which we committed to invest up to $35.0 million in a venture capital fund. As of June 30, 2016, we had funded $32.1 million of this commitment.

As general partner of AllianceBernstein U.S. Real Estate L.P. (“Real Estate Fund”), we committed to invest $25.0 million in the Real Estate Fund. As of June 30, 2016, we had funded $20.1 million of this commitment. As general partner of AllianceBernstein U.S. Real Estate II L.P. (“Real Estate Fund II”), we committed to invest $28.0 million in Real Estate Fund II. As of June 30, 2016, we had funded $2.7 million of this commitment.

We entered into an investment agreement under which we committed to invest up to $8.0 million in an oil and gas fund. As of June 30, 2016, we had funded $6.1 million of this commitment.

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

CAUTIONS REGARDING FORWARD-LOOKING STATEMENTS

Certain statements provided by management in this report and in the portion of AB’s Form 10-Q attached hereto as Exhibit 99.1 are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-

Index

looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. The most significant of these factors include, but are not limited to, the following: the performance of financial markets, the investment performance of sponsored investment products and separately-managed accounts, general economic conditions, industry trends, future acquisitions, integration of acquired companies, competitive conditions and government regulations, including changes in tax regulations and rates and the manner in which the earnings of publicly-traded partnerships are taxed. We caution readers to carefully consider such factors. Further, these forward-looking statements speak only as of the date on which such statements are made; we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. For further information regarding these forward-looking statements and the factors that could cause actual results to differ, see “Risk Factors” in Part I, Item 1A of our Form 10-K for the year ended December 31, 2015 and Part II, Item 1A in this Form 10-Q. Any or all of the forward-looking statements that we make in our Form 10-K, this Form 10-Q, other documents we file with or furnish to the SEC, and any other public statements we issue, may turn out to be wrong. It is important to remember that other factors besides those listed in “Risk Factors” and those listed below also could affect adversely our revenues, financial condition, results of operations and business prospects.

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

Index

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the second quarter of 2016 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Index

The following table provides information relating to any AB Units bought by AB in the quarter covered by this report:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of AB Units Purchased	Average Price Paid Per AB Unit, net of Commissions	Total Number of AB Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of AB Units that May Yet Be Purchased Under the Plans or Programs
4/1/16 - 4/30/16	—	$—	—	—
5/1/16 - 5/31/16	—	—	—	—
6/1/16 - 6/30/16(1)	14,138	23.53	—	—
Total	14,138	$23.53	—	—

(1)During June 2016, we purchased 14,138 AB Units in private transactions.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

Iran Threat Reduction and Syria Human Rights Act

Index

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

The aggregate annual premiums for the above-referenced insurance policies are approximately $20,900, representing approximately 0.00002% of AXA’s 2015 consolidated revenues, which exceed $100 billion. The related net profit, which is difficult to calculate with precision, is estimated to be $3,136, representing approximately 0.00005% of AXA’s 2015 aggregate net profit.

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

Index

As of June 30, 2016, the Assets Under Management are approximately $4.0 billion. Accordingly, management has determined that the AUM Milestone did not occur during the second quarter of 2016.

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

Date: July 28, 2016	ALLIANCEBERNSTEIN L.P.

	By:	/s/ John C. Weisenseel
John C. Weisenseel
Chief Financial Officer

	By:	/s/ Edward J. Farrell
Edward J. Farrell
Chief Accounting Officer