Form 10-Q
period 2016-09-30
ALLIANCEBERNSTEIN L.P.
filed 2016-10-26
CIK 1109448

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
The number of units of limited partnership interest outstanding as of September 30, 2016 was 267,058,919.

Index

ALLIANCEBERNSTEIN L.P.

Index

Part I
FINANCIAL INFORMATION
Item 1. Financial Statements
ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition
(in thousands, except unit amounts)

	September 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Cash and cash equivalents	$795,547	$541,483
Cash and securities segregated, at fair value (cost: $491,907 and $565,264)	492,022	565,274
Receivables, net:
Brokers and dealers	328,668	411,174
Brokerage clients	1,513,830	1,328,406
Fees	252,525	257,091
Investments:
Long-term incentive compensation-related	67,507	78,154
Other	421,881	591,646
Assets of consolidated variable interest entities:
Cash and cash equivalents	42,615	—
Investments	205,104	—
Other assets	41,553	—
Furniture, equipment and leasehold improvements, net	159,759	160,360
Goodwill	3,076,700	3,044,807
Intangible assets, net	126,428	145,710
Deferred sales commissions, net	69,635	99,070
Other assets	253,244	210,546
Total assets	$7,847,018	$7,433,721

LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST AND CAPITAL
Liabilities:
Payables:
Brokers and dealers	$214,036	$191,990
Securities sold not yet purchased	29,216	16,097
Brokerage clients	1,851,989	1,715,096
AB mutual funds	138,851	137,886
Accounts payable and accrued expenses	499,852	507,449
Liabilities of consolidated variable interest entities	55,268	—
Accrued compensation and benefits	576,319	253,079
Debt	386,952	581,700
Total liabilities	3,752,483	3,403,297

Commitments and contingencies (See Note 12)

Redeemable non-controlling interest	139,798	13,203

Index

Capital:
General Partner	39,800	40,498
Limited partners: 267,058,919 and 272,301,827 units issued and outstanding	4,024,884	4,091,433
Receivables from affiliates	(13,566)	(14,498)
AB Holding Units held for long-term incentive compensation plans	(32,334)	(29,332)
Accumulated other comprehensive loss	(94,596)	(95,353)
Partners’ capital attributable to AB Unitholders	3,924,188	3,992,748
Non-redeemable non-controlling interests in consolidated entities	30,549	24,473
Total capital	3,954,737	4,017,221
Total liabilities, redeemable non-controlling interest and capital	$7,847,018	$7,433,721

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(in thousands, except per unit amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Investment advisory and services fees	$489,393	$486,286	$1,417,856	$1,496,198
Bernstein research services	110,885	127,065	352,403	375,021
Distribution revenues	97,625	105,365	287,638	326,399
Dividend and interest income	7,876	5,459	22,943	16,220
Investment gains (losses)	17,606	(10,326)	85,469	5,555
Other revenues	26,272	25,647	82,229	76,660
Total revenues	749,657	739,496	2,248,538	2,296,053
Less: Interest expense	2,066	803	6,015	2,052
Net revenues	747,591	738,693	2,242,523	2,294,001

Expenses:
Employee compensation and benefits	316,737	317,560	927,997	981,527
Promotion and servicing:
Distribution-related payments	95,844	96,690	276,188	299,654
Amortization of deferred sales commissions	9,787	12,359	31,606	37,471
Other	47,205	52,789	156,763	167,508
General and administrative:
General and administrative	106,504	107,996	322,184	323,421
Real estate (credits) charges	(140)	1,682	24,645	1,219
Contingent payment arrangements	(21,129)	443	(20,423)	1,328
Interest on borrowings	1,009	712	3,293	2,302
Amortization of intangible assets	6,465	6,411	19,344	19,384
Total expenses	562,282	596,642	1,741,597	1,833,814

Operating income	185,309	142,051	500,926	460,187

Income taxes	11,578	11,814	37,315	34,775

Net income	173,731	130,237	463,611	425,412

Net income (loss) of consolidated entities attributable to non-controlling interests	15,696	(3,071)	14,791	4,879

Net income attributable to AB Unitholders	$158,035	$133,308	$448,820	$420,533

Net income per AB Unit:
Basic	$0.58	$0.49	$1.65	$1.53
Diluted	$0.58	$0.48	$1.64	$1.52

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Net income	$173,731	$130,237	$463,611	$425,412
Other comprehensive income (loss):
Foreign currency translation adjustment, before reclassification and tax	437	(7,161)	539	(11,838)
Less: reclassification adjustment for (losses) gains included in net income upon liquidation	(6)	—	(6)	1,542
Foreign currency translation adjustments, before tax	443	(7,161)	545	(13,380)
Income tax expense	—	—	—	—
Foreign currency translation adjustments, net of tax	443	(7,161)	545	(13,380)
Unrealized gains (losses) on investments:
Unrealized gains (losses) arising during period	12	(11)	(7)	(352)
Less: reclassification adjustment for (losses) gains included in net income	(7)	1,270	(10)	1,270
Change in unrealized gains (losses) on investments	19	(1,281)	3	(1,622)
Income tax (expense) benefit	(8)	420	(5)	700
Unrealized gains (losses) on investments, net of tax	11	(861)	(2)	(922)
Changes in employee benefit related items:
Amortization of prior service cost	6	—	87	—
Recognized actuarial gain	244	251	202	726
Changes in employee benefit related items	250	251	289	726
Income tax benefit (expense)	24	(22)	(51)	(87)
Employee benefit related items, net of tax	274	229	238	639
Other comprehensive income (loss)	728	(7,793)	781	(13,663)
Less: Comprehensive income (loss) in consolidated entities attributable to non-controlling interests	15,725	(3,109)	14,815	4,782
Comprehensive income attributable to AB Unitholders	$158,734	$125,553	$449,577	$406,967

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

ALLIANCEBERNSTEIN L.P. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$463,611	$425,412

Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred sales commissions	31,606	37,471
Non-cash long-term incentive compensation expense	6,530	12,122
Depreciation and other amortization	44,010	42,388
Unrealized (gains) losses on investments	(27,659)	37,438
Unrealized (gains) on investments of consolidated variable interest entities	(16,675)	—
Other, net	8,099	(11,067)
Changes in assets and liabilities:
Consolidation of cash and cash equivalents of consolidated variable interest entities, net	8,512	—
Decrease in segregated cash and securities	73,252	94,693
(Increase) in receivables	(206,052)	(1,574)
Decrease in investments	184,655	38,959
(Increase) in investments of consolidated variable interest entities	(34,576)	—
(Increase) in deferred sales commissions	(2,171)	(27,862)
(Increase) in other assets	(40,933)	(64,041)
(Increase) in other assets and liabilities of consolidated variable interest entities	(1,791)	—
Increase (decrease) in payables	268,937	(125,494)
Increase (decrease) in accounts payable and accrued expenses	59,950	(10,234)
Increase in accrued compensation and benefits	322,600	356,083
Net cash provided by operating activities	1,141,905	804,294

Cash flows from investing activities:
Purchases of investments	—	(86)
Proceeds from sales of investments	191	4,189
Purchases of furniture, equipment and leasehold improvements	(28,318)	(17,084)
Proceeds from sales of furniture, equipment and leasehold improvements	14	36
Purchase of business, net of cash acquired	(20,541)	—
Net cash used in investing activities	(48,654)	(12,945)

Cash flows from financing activities:
(Repayment) of commercial paper, net	(197,064)	(132,843)
(Decrease) increase in overdrafts payable	(74,837)	17,781
Distributions to General Partner and Unitholders	(400,441)	(461,956)
Capital contributions from (to) non-controlling interests in consolidated entities	364	(10,159)
Redemptions of non-controlling interests of consolidated VIEs, net	(39,527)	—
Capital contributions from affiliates	439	214
Payments of contingent payment arrangements/purchase of shares	(1,693)	(4,820)
Additional investments by AB Holding with proceeds from exercise of compensatory options to buy AB Holding Units	2,371	8,979
Purchases of AB Holding Units to fund long-term incentive compensation plan awards, net	(128,778)	(99,590)
Purchases of AB Units	(359)	(802)
Other	(19)	(20)
Net cash used in financing activities	(839,544)	(683,216)

Index

Effect of exchange rate changes on cash and cash equivalents	7,155	(8,925)

Net increase in cash and cash equivalents	260,862	99,208
Cash and cash equivalents as of beginning of the period	577,300	555,503
Cash and cash equivalents as of end of the period	$838,162	$654,711

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2016
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

Index

Organization

As of September 30, 2016, AXA, a société anonyme organized under the laws of France and the holding company for the AXA Group, a worldwide leader in financial protection, through certain of its subsidiaries (“AXA and its subsidiaries”), owns approximately 1.5% of the issued and outstanding units representing assignments of beneficial ownership of limited partnership interests in AllianceBernstein Holding L.P. (“AB Holding Units”).

As of September 30, 2016, the ownership structure of AB, expressed as a percentage of general and limited partnership interests, is as follows:

AXA and its subsidiaries	63.6%
AB Holding	35.1
Unaffiliated holders	1.3
100.0%

AllianceBernstein Corporation (an indirect wholly-owned subsidiary of AXA, “General Partner”) is the general partner of both AllianceBernstein Holding L.P. (“AB Holding”) and AB. AllianceBernstein Corporation owns 100,000 general partnership units in AB Holding and a 1% general partnership interest in AB. Including both the general partnership and limited partnership interests in AB Holding and AB, AXA and its subsidiaries had an approximate 64.2% economic interest in AB as of September 30, 2016.

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

Revision

During the third quarter of 2016, management determined that the frequency with which we settle our U.S. inter-company payable balances with foreign subsidiaries over the past several years created deemed dividends under Section 956 of the U.S. Internal Revenue Code of 1986, as amended ("Section 956"). In the past, we funded our foreign subsidiaries as they required cash for their operations rather than pre-fund them each quarter, thereby reducing the inter-company balance to zero on a quarterly basis, as required by Section 956. As a result, we have been understating our income tax provision and income tax liability since 2010. We evaluated the aggregate effects of this error in our income tax provision and income tax liability to our previously issued financial statements in accordance with SEC Staff Accounting Bulletins No. 99 and No. 108 and, based upon quantitative and qualitative factors, have determined that the error was not material to our previously issued financial statements. However, the cumulative effect of this error would be material to our third quarter 2016 financial results if recorded as an out-of-period adjustment in the third quarter of 2016. Accordingly, we have revised our previously issued financial statements that are included in this Form 10-Q.

In regard to our revision to correct previously issued financial statements, we recorded a cumulative adjustment to our January 1, 2012 partners' capital account and revised our consolidated statements of financial condition and consolidated statements of income from 2012 through the second quarter of 2016. As a result, we have established an income tax liability, including

Index

interest and potential penalties, of $45.6 million as of September 30, 2016. As of December 31, 2015, the cumulative impact of the revision on partners’ capital in the condensed consolidated statement of financial condition was $37.7 million. We revised our income tax provision, net income attributable to AB Unitholders, and basic and diluted net income per AB Unit reported in prior periods in the condensed consolidated statements of income. The tables below reflect the revisions to these line items for the three months and nine months ended September 30, 2015 presented in this Form 10-Q, as well as the six months ended June 30, 2016, which impacted the financial results for the nine months ended September 30, 2016. Other periods that have been revised, including the three months ended June 30, 2016, will appear in our future annual and quarterly filings.

	Three Months Ended September 30, 2015
	As Reported	Adjustment	As Revised
	(in thousands, except per unit amounts)

Income taxes	$10,146	$1,668	$11,814
Net income attributable to AB Unitholders	134,976	(1,668)	133,308
Basic net income per AB Unit	0.49	—	0.49
Diluted net income per AB Unit	0.49	(0.01)	0.48

	Nine Months Ended September 30, 2015
	As Reported	Adjustment	As Revised
	(in thousands, except per unit amounts)

Income taxes	$29,769	$5,006	$34,775
Net income attributable to AB Unitholders	425,539	(5,006)	420,533
Basic net income per AB Unit	1.55	(0.02)	1.53
Diluted net income per AB Unit	1.54	(0.02)	1.52

	Six Months Ended June 30, 2016
	As Reported	Adjustment	As Revised
	(in thousands, except per unit amounts)

Income taxes	$20,452	$5,285	$25,737
Net income attributable to AB Unitholders	296,070	(5,285)	290,785
Basic net income per AB Unit	1.08	(0.02)	1.06
Diluted net income per AB Unit	1.08	(0.02)	1.06

We provide income taxes on the undistributed earnings of non-U.S. corporate subsidiaries except to the extent that such earnings are permanently invested outside the United States. As a result of the deemed dividend adjustment discussed above, the accumulated undistributed earnings of non-U.S. corporate subsidiaries permanently invested outside the U.S. of $892.0 million as of December 31, 2015 will decrease significantly as of December 31, 2016.

2.	Significant Accounting Policies

Recently Adopted Accounting Pronouncements

In February 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-02, Consolidation – Amendments to the Consolidation Analysis ("ASU 2015-02"), which provides a new consolidation standard for evaluating: (i) limited partnerships and similar entities for consolidation, (ii) how decision maker or service provider fees affect the consolidation analysis, (iii) how interest held by related parties affect the consolidation analysis and (iv) how the consolidation analysis applies to certain investment funds. We adopted ASU 2015-02 using the modified retrospective method with an effective adoption date of January 1, 2016, which did not require the restatement of prior-year periods. The adoption of ASU 2015-02 resulted in the consolidation of certain investment funds that were not previously consolidated. These funds became consolidated VIEs because we are considered the party with both (i) the power to direct the activities of the VIE that most significantly impact its economic performance and (ii) the obligation to absorb losses of

Index

the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. See Consolidation of VIEs below.

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

Index

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230). The amendment is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The amendment is effective for fiscal years (and interim periods within those years) beginning after December 15, 2017 and should be applied using a retrospective transition method. The amendment is not expected to have a material impact on our financial condition or results or operations.

Consolidation of VIEs
As discussed above, we adopted ASU 2015-02 effective January 1, 2016.
For legal entities evaluated for consolidation, we first determine whether the fees we receive and the interests we hold qualify as a variable interest in the entity, including an evaluation of fees paid to us as a decision maker or service provider to the entity being evaluated. Fees received by us are not variable interests if (i) the fees are compensation for services provided and are commensurate with the level of effort required to provide those services, (ii) the service arrangement includes only terms, conditions or amounts that are customarily present in arrangements for similar services negotiated at arm’s length, and (iii) our other economic interests in the entity held directly and indirectly through our related parties, as well as economic interests held by related parties under common control, would not absorb more than an insignificant amount of the entity’s losses or receive more than an insignificant amount of the entity’s benefits.
For those entities in which we have a variable interest, we perform an analysis to determine whether the entity is a VIE by considering whether the entity’s equity investment at risk is insufficient, whether the investors lack decision making rights proportional to their ownership percentage of the entity, and whether the investors lack the obligation to absorb an entity’s expected losses or the right to receive an entity’s expected income.
A VIE must be consolidated by its primary beneficiary, which generally is defined as the party that has a controlling financial interest in the VIE. We are deemed to have a controlling financial interest in a VIE if we have (i) the power to direct the activities of the VIE that most significantly affect the VIE's economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive income from the VIE that could potentially be significant to the VIE. For purposes of evaluating (ii) above, fees paid to us as a decision maker or service provider are excluded if the fees are compensation for services provided commensurate with the level of effort required to be performed and the arrangement includes only customary terms, conditions or amounts present in arrangements for similar services negotiated at arm’s length. The primary beneficiary evaluation generally is performed qualitatively based on all facts and circumstances, as well as quantitatively, as appropriate.
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
As a result of the adoption of ASU 2015-02, effective January 1, 2016, we consolidated three investment funds that were classified as VIEs in which we have a controlling financial interest. Ownership interests not held by us relating to these consolidated VIEs are included in redeemable non-controlling interest on the condensed consolidated statement of financial condition. In addition, effective January 1, 2016, we reclassified our consolidated private equity fund as a consolidated VIE, which had been consolidated as of December 31, 2015 under previous accounting guidance due to our controlling financial interest of a VOE. Ownership interests not held by us relating to this consolidated VIE, which is a closed-end fund, are included in non-controlling interest on the condensed consolidated statement of financial condition.
During the nine months ended September 30, 2016, subsequent to the initial adoption of ASU 2015-02, we consolidated two additional investment funds that were classified as VIEs in which we have a controlling interest and deconsolidated a VIE of which we were no longer the primary beneficiary. The table below illustrates the summary balance sheet amounts related to these VIEs at their consolidation dates:

Index

	January 1, 2016	Nine Months Ended September 30, 2016
	ASU 2015-02 Adoption	VIEs Consolidated	VIEs De-consolidated

Cash and cash equivalents	$35,817	$21,435	$(12,923)
Investments	215,175	40,417	(125,636)
Other assets	13,871	23,473	(59,684)
Total assets	$264,863	$85,325	$(198,243)

Liabilities	$14,012	$41,245	$(60,332)
Redeemable non-controlling interest	250,851	44,080	(137,911)
Total liabilities and redeemable non-controlling interest	$264,863	$85,325	$(198,243)
As of September 30, 2016, the net assets of company-sponsored investment products that are non-consolidated VIEs are approximately $43.0 billion, and our maximum risk of loss is our investment of $11.6 million in these VIEs and advisory fee receivables from these VIEs, which are not material.

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

During the three and nine months ended September 30, 2016, we purchased 2.0 million and 5.8 million AB Holding Units for $45.2 million and $129.2 million, respectively (on a trade date basis). These amounts reflect open-market purchases of 2.0 million and 5.7 million AB Holding Units for $45.1 million and $127.1 million, respectively, with the remainder relating to purchases of AB Holding Units from employees to allow them to fulfill statutory tax withholding requirements at the time of delivery of long-term incentive compensation awards. During the three and nine months ended September 30, 2015, we purchased 3.0 million and 3.8 million AB Holding Units for $82.1 million and $103.4 million, respectively (on a trade date basis). These amounts reflected open-market purchases of 3.0 million and 3.7 million AB Holding Units for $82.1 million and $101.1 million, respectively, with the remainder relating to purchases of AB Holding Units from employees to allow them to fulfill statutory tax withholding requirements at the time of delivery of long-term incentive compensation awards. Purchases of AB Holding Units reflected on the consolidated statements of cash flows are net of AB Holding Unit purchases by employees as part of a distribution reinvestment election.

Each quarter, we implement plans to repurchase AB Holding Units pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (“Exchange Act”). A Rule 10b5-1 plan allows a company to repurchase its shares at times when it otherwise might be prevented from doing so because of self-imposed trading blackout periods or because it possesses material non-public information. Each broker we select has the authority under the terms and limitations specified in the plan to repurchase AB Holding Units on our behalf in accordance with the terms of the plan. Repurchases are subject to regulations promulgated by the SEC as well as certain price, market volume and timing constraints specified in the plan. The plan adopted during the third quarter of 2016 expired at the close of business on October 25, 2016. We may adopt additional Rule 10b5-1 plans in the future to engage in open-market purchases of AB Holding Units to help fund anticipated obligations under our incentive compensation award program and for other corporate purposes.

Index

During the first nine months of 2016 and 2015, we granted to employees and Eligible Directors 0.7 million and 0.3 million restricted AB Holding Unit awards, respectively. We used AB Holding Units repurchased during the period and newly-issued AB Holding Units to fund these awards.

During the first nine months of 2016 and 2015, AB Holding issued 0.1 million and 0.5 million AB Holding Units, respectively, upon exercise of options to buy AB Holding Units. AB Holding used the proceeds of $2.4 million and $9.0 million, respectively, received from employees as payment in cash for the exercise price to purchase the equivalent number of newly-issued AB Units.

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

On October 26, 2016, the General Partner declared a distribution of $0.51 per AB Unit, representing a distribution of Available Cash Flow for the three months ended September 30, 2016. The General Partner, as a result of its 1% general partnership interest, is entitled to receive 1% of each distribution. The distribution is payable on November 17, 2016 to holders of record on November 7, 2016.

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

During the first nine months of 2016, we recorded pre-tax real estate charges of $24.6 million, resulting from new charges of $26.7 million relating to the further consolidation of office space at our New York offices, offset by changes in estimates related to previously recorded real estate charges of $2.1 million.

The activity in the liability account relating to our 2010 and 2012 office space consolidation initiatives for the following periods is as follows:

	Nine Months Ended September 30, 2016	Twelve Months Ended December 31, 2015
	(in thousands)

Balance as of beginning of period	$116,064	$148,429
Expense (credit) incurred	(426)	2,258
Payments made	(18,928)	(38,920)
Interest accretion	3,217	4,297
Balance as of end of period	$99,927	$116,064

6.	Net Income per Unit

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands, except per unit amounts)

Net income attributable to AB Unitholders	$158,035	$133,308	$448,820	$420,533

Weighted average units outstanding – basic	268,133	271,911	269,896	272,530
Dilutive effect of compensatory options to buy AB Holding Units	590	970	554	1,113
Weighted average units outstanding – diluted	268,723	272,881	270,450	273,643
Basic net income per AB Unit	$0.58	$0.49	$1.65	$1.53
Diluted net income per AB Unit	$0.58	$0.48	$1.64	$1.52

For the three and nine months ended September 30, 2016, we excluded 2,873,106 options from the diluted net income per unit computation due to their anti-dilutive effect. For the three and nine months ended September 30, 2015, we excluded

Index

2,771,250 and 2,383,589 options, respectively, from the diluted net income per unit computation due to their anti-dilutive effect.

7.	Cash and Securities Segregated Under Federal Regulations and Other Requirements

As of September 30, 2016 and December 31, 2015, $0.4 billion and $0.5 billion, respectively, of U.S. Treasury Bills were segregated in a special reserve bank custody account for the exclusive benefit of our brokerage customers under Rule 15c3-3 of the Exchange Act.

One of our subsidiaries, which serves as the distributor of our U.S. mutual funds, maintains several special bank accounts for the exclusive benefit of customers. As of September 30, 2016 and December 31, 2015, $47.5 million and $55.4 million, respectively, of cash was segregated in these bank accounts.

8.	Investments

Investments consist of:
	September 30, 2016	December 31, 2015
	(in thousands)

Available-for-sale	$228	$364
Trading:
Long-term incentive compensation-related	50,095	59,150
U.S. Treasury Bills	29,922	24,942
Seed capital	269,078	406,322
Equities	16,793	43,584
Exchange-traded options	3,549	5,910
Investments in limited partnership hedge funds:
Long-term incentive compensation-related	17,412	19,004
Seed capital	22,850	20,082
Consolidated private equity fund	—	23,897
Private equity	36,412	48,761
Investments held by consolidated VIEs	205,104	—
Time deposits	35,311	9,906
Other	7,738	7,878
Total investments	$694,492	$669,800

Total investments related to long-term incentive compensation obligations of $67.5 million and $78.2 million as of September 30, 2016 and December 31, 2015, respectively, consist of company-sponsored mutual funds and hedge funds. For long-term incentive compensation awards granted before 2009, we typically made investments in our services that were notionally elected by plan participants and maintained them (and continue to maintain them) in a consolidated rabbi trust or separate custodial account. The rabbi trust and custodial account enable us to hold such investments separate from our other assets for the purpose of settling our obligations to participants. The investments held in the rabbi trust and custodial account remain available to the general creditors of AB.

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

Index

We allocate seed capital to our investment teams to help develop new products and services for our clients. The seed capital trading investments are equity and fixed income products, primarily in the form of separately-managed account portfolios, U.S. mutual funds, Luxembourg funds, Japanese investment trust management funds or Delaware business trusts. We also may allocate seed capital to investments in private equity funds, such as our consolidated venture capital fund, which holds technology, media, telecommunications, healthcare and clean-tech investments, and a third-party venture capital fund that invests in communications, consumer, digital media, healthcare and information technology markets. As of September 30, 2016 and December 31, 2015, our seed capital investments were $401.0 million and $478.0 million, respectively.

Our consolidated venture capital fund, previously consolidated under the voting interest entity model, is considered a consolidated VIE effective January 1, 2016 upon the adoption of ASU 2015-02.

Trading securities also include long positions in corporate equities, an exchange-traded fund and long exchange-traded options traded through our options desk.

The portion of trading gains (losses) for the three and nine months ended September 30, 2016 and 2015 related to trading securities held as of September 30, 2016 and 2015 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)

Net gains (losses) recognized during the period	$9,052	$(31,965)	$17,678	$(26,613)
Less: net gains (losses) recognized during the period on trading securities sold during the period	1,411	1,059	(11,285)	7,612
Unrealized gains (losses) recognized during the period on trading securities held	$7,641	$(33,024)	$28,963	$(34,225)

9.	Derivative Instruments

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

The notional value and fair value as of September 30, 2016 and December 31, 2015 for derivative instruments (excluding derivative instruments relating to our options desk trading activities and consolidated VIEs discussed below) not designated as hedging instruments were as follows:

Index

		Fair Value
	Notional Value	Asset Derivatives	Liability Derivatives
	(in thousands)
September 30, 2016:
Exchange-traded futures	$91,229	$1,197	$600
Currency forwards	137,224	3,275	3,437
Interest rate swaps	42,608	798	1,664
Credit default swaps	46,165	1,421	903
Total return swaps	85,572	253	446
Total derivatives	$402,798	$6,944	$7,050

December 31, 2015:
Exchange-traded futures	$160,755	$1,539	$2,651
Currency forwards	262,873	4,604	4,077
Interest rate swaps	65,484	2,945	3,745
Credit default swaps	29,421	2,089	774
Option swaps	24	9	2
Total return swaps	146,001	1,402	972
Total derivatives	$664,558	$12,588	$12,221

As of September 30, 2016 and December 31, 2015, the derivative assets and liabilities are included in both receivables and payables to brokers and dealers on our condensed consolidated statements of financial condition.

The gains and losses for derivative instruments (excluding our options desk trading activities) for the three and nine months ended September 30, 2016 and 2015 recognized in investment gains (losses) in the condensed consolidated statements of income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)

Exchange-traded futures	$(4,975)	$16,683	$(2,542)	$13,124
Currency forwards	(641)	5,900	(2,461)	8,058
Interest rate swaps	(251)	(438)	(2,182)	(768)
Credit default swaps	(352)	422	(958)	207
Options swaps	(157)	80	(70)	59
Total return swaps	(1,666)	1,086	(8,438)	(529)
Net (losses) gains on derivative instruments	$(8,042)	$23,733	$(16,651)	$20,151

We may be exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments. We minimize our counterparty exposure through a credit review and approval process. In addition, we have executed various collateral arrangements with counterparties to the over-the-counter derivative transactions that require both pledging and accepting collateral in the form of cash. As of September 30, 2016 and December 31, 2015, we held $0.8 million and $1.5 million, respectively, of cash collateral payable to trade counterparties. This obligation to return cash is reported in payables to brokers and dealers in our condensed consolidated statements of financial condition.

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

Index

liability) indicates we would owe money to the counterparty if the contract were closed. Generally, if there is more than one derivative transaction with a single counterparty, a master netting arrangement exists with respect to derivative transactions with that counterparty to provide for aggregate net settlement.

Certain of our standardized contracts for over-the-counter derivative transactions (“ISDA Master Agreements”) contain credit risk related contingent provisions pertaining to each counterparty’s credit rating. In some ISDA Master Agreements, if the counterparty’s credit rating, or in some agreements, our assets under management (“AUM”), falls below a specified threshold, either a default or a termination event permitting the counterparty to terminate the ISDA Master Agreement would be triggered. In all agreements that provide for collateralization, various levels of collateralization of net liability positions are applicable, depending on the credit rating of the counterparty. As of September 30, 2016 and December 31, 2015, we delivered $5.1 million and $12.8 million, respectively, of cash collateral into brokerage accounts. We report this cash collateral in cash and cash equivalents in our condensed consolidated statements of financial condition.

As of September 30, 2016 and December 31, 2015, we held $3.5 million and $5.9 million, respectively, of long exchange-traded equity options, which are classified as trading investments and included in other investments on our condensed consolidated statements of financial condition. In addition, as of both September 30, 2016 and December 31, 2015, we held $4.3 million and $0.8 million, respectively, of short exchange-traded equity options, which are included in securities sold not yet purchased on our condensed consolidated statements of financial condition. Our options desk provides our clients with equity derivative strategies and execution for exchange-traded options on single stocks, exchange-traded funds and indices. While predominately agency-based, the options desk may commit capital to facilitate a client’s transaction. Our options desk hedges the risks associated with this activity by taking offsetting positions in equities. For the three and nine months ended September 30, 2016, we recognized $10.9 million and $27.6 million, respectively, of losses on equity options activity. For the three and nine months ended September 30, 2015, we recognized $14.1 million and $54.5 million, respectively, of losses on equity options activity. These losses are recognized in investment gains (losses) in the condensed consolidated statements of income.

As of September 30, 2016, our consolidated VIEs held $0.3 million (net) of futures, forwards and swaps within their portfolios. For the three and nine months ended September 30, 2016, we recognized $2.0 million of losses and $0.7 million of gains, respectively, on these derivative positions. These gains are recognized in investment gains (losses) in the condensed consolidated statements of income. As of September 30, 2016, the consolidated VIEs held $0.4 million of cash collateral payable to trade counterparties. This obligation to return cash is reported in the liabilities of consolidated VIEs in our condensed consolidated statements of financial condition. As of September 30, 2016, the consolidated VIEs delivered $3.0 million of cash collateral into brokerage accounts. The consolidated VIEs report this cash collateral in the consolidated VIEs cash and cash equivalents in our condensed consolidated statements of financial condition.

Index

10.	Offsetting Assets and Liabilities

Offsetting of assets as of September 30, 2016 and December 31, 2015 was as follows:

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
	(in thousands)
September 30, 2016:
Securities borrowed	$42,761	$—	$42,761	$—	$(42,761)	$—
Derivatives	$6,944	$—	$6,944	$—	$(810)	$6,134
Derivatives held by consolidated VIEs	$3,968	$—	$3,968	$—	$(393)	$3,575
Long exchange-traded options	$3,549	$—	$3,549	$—	$—	$3,549
December 31, 2015:
Securities borrowed	$75,274	$—	$75,274	$—	$(75,274)	$—
Derivatives	$12,588	$—	$12,588	$—	$(1,518)	$11,070
Long exchange-traded options	$5,910	$—	$5,910	$—	$—	$5,910

Offsetting of liabilities as of September 30, 2016 and December 31, 2015 was as follows:

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Pledged	Net Amount
	(in thousands)
September 30, 2016:
Securities loaned	$4,690	$—	$4,690	$—	$(4,690)	$—
Derivatives	$7,050	$—	$7,050	$—	$(5,092)	$1,958
Derivatives held by consolidated VIEs	$4,238	$—	$4,238	$—	$(3,016)	$1,222
Short exchange-traded options	$4,321	$—	$4,321	$—	$—	$4,321
December 31, 2015:
Securities loaned	$9,518	$—	$9,518	$—	$(9,518)	$—
Derivatives	$12,221	$—	$12,221	$—	$(12,221)	$—
Short exchange-traded options	$843	$—	$843	$—	$—	$843

Cash collateral, whether pledged or received on derivative instruments, is not considered material and, accordingly, is not disclosed by counterparty.

Index

11.	Fair Value

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Valuation of our financial instruments by pricing observability levels as of September 30, 2016 and December 31, 2015 was as follows (in thousands):

Index

	Level 1	Level 2	Level 3	Total
September 30, 2016:
Money markets	$240,634	$—	$—	$240,634
U.S. Treasury Bills	—	474,401	—	474,401
Available-for-sale
Equity securities	114	—	—	114
Fixed income securities	114	—	—	114
Trading
Equity securities	202,063	900	109	203,072
Fixed income securities	132,162	684	—	132,846
Long exchange-traded options	3,549	—	—	3,549
Derivatives	1,197	5,747	—	6,944
Private equity	—	—	4,831	4,831
Consolidated VIEs
Investments	28,751	173,512	2,759	205,022
Derivatives	87	3,791	—	3,878
Total assets measured at fair value	$608,671	$659,035	$7,699	$1,275,405

Securities sold not yet purchased
Short equities – corporate	$24,895	$—	$—	$24,895
Short exchange-traded options	4,321	—	—	4,321
Derivatives	600	6,450	—	7,050
Consolidated VIEs - derivatives	46	4,192	—	4,238
Contingent payment arrangements	—	—	18,017	18,017
Total liabilities measured at fair value	$29,862	$10,642	$18,017	$58,521

December 31, 2015:
Money markets	$116,445	$—	$—	$116,445
U.S. Treasury Bills	—	485,121	—	485,121
Available-for-sale
Equity securities	181	—	—	181
Fixed income securities	183	—	—	183
Trading
Equity securities	325,248	874	113	326,235
Fixed income securities	180,194	2,582	—	182,776
Long exchange-traded options	5,910	—	—	5,910
Derivatives	1,539	11,049	—	12,588
Private equity	14,305	—	16,035	30,340
Total assets measured at fair value	$644,005	$499,626	$16,148	$1,159,779

Securities sold not yet purchased
Short equities – corporate	$15,254	$—	$—	$15,254
Short exchange-traded options	843	—	—	843
Derivatives	2,651	9,570	—	12,221
Contingent payment arrangements	—	—	31,399	31,399
Total liabilities measured at fair value	$18,748	$9,570	$31,399	$59,717

Index

Included in Note 8, Investments, but excluded in the above fair value table, are the following investments:
•    Limited partnership hedge funds, which are recorded using the equity method of accounting;

•	One private equity investment ($10.2 million as of December 31, 2015; sold in the first quarter of 2016), which is recorded using the cost method of accounting;

•	Other investments, which primarily include miscellaneous investments recorded using the cost or equity method of accounting and long-term deposits; and

•
One private equity investment ($31.6 million and $32.0 million as of September 30, 2016 and December 31, 2015, respectively) which is measured at fair value using NAV (or its equivalent) as a practical expedient.

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

•
Private equity: As of December 31, 2015, private equity investments include the investments of our consolidated venture capital fund and our investment in a private equity energy fund. As of September 30, 2016, the consolidated venture capital fund is classified as a consolidated VIE (see Note 2) and is discussed separately below; our investment in a private equity energy fund remains. Generally, the valuation of private equity investments requires significant management judgment due to the absence of quoted market prices, inherent lack of liquidity and the long-term nature of such investments. Private equity investments are valued initially at cost. The carrying values of private equity investments are adjusted either up or down from cost to reflect expected exit values as evidenced by financing and sale transactions with third parties, or when determination of a valuation adjustment is confirmed through ongoing review in accordance with our valuation policies and procedures. A variety of factors are reviewed and monitored to assess positive and negative changes in valuation, including current operating performance and future expectations of investee companies, industry valuations of comparable public companies, changes in market outlooks, and the third party financing environment over time. In determining valuation adjustments resulting from the investment review process, particular emphasis is placed on current company performance and market conditions. For these reasons, which make the fair value of private equity investments unobservable, equity investments are included in Level 3 of the valuation hierarchy. If private equity investments become publicly traded, they are included in Level 1 of the valuation hierarchy; provided, however, if they contain trading restrictions, publicly-traded equity investments are included in Level 2 of the valuation hierarchy until the trading restrictions expire.

•	Securities sold not yet purchased: Securities sold not yet purchased, primarily reflecting short positions in equities and exchange-traded options, are included in Level 1 of the valuation hierarchy.

•
Contingent payment arrangements: Contingent payment arrangements relate to contingent payment liabilities associated with acquisitions in 2010, 2013, 2014 and 2016. At each reporting date, we estimate the fair values of the contingent

Index

consideration expected to be paid based upon probability-weighted AUM and revenue projections, using unobservable market data inputs, which are included in Level 3 of the valuation hierarchy.

•
Consolidated VIEs: During the third quarter of 2016, we deconsolidated a VIE that was consolidated during the first six months of 2016 and consolidated two new VIEs. Currently, four of our consolidated VIEs are open-end Luxembourg funds investing in (i) high yield debt issued by U.S. corporations and related derivatives, (ii) fixed income securities issued by Asia-Pacific issuers and related derivatives, and (iii) equity securities, including common and preferred stocks, convertible securities, depositary receipts and securities of real estate investment trusts; currencies and currency-related instruments; pooled investment vehicles; and financial derivative instruments, such as options, futures, forwards, swaps and commodity index-related instruments. In addition, our venture capital fund, which is classified as a consolidated VIE effective January 1, 2016, holds both private equity investments as well as private equity investments that became publicly-traded. The investments and derivatives held by the consolidated VIEs are included in Levels 1, 2 and 3 of the valuation hierarchy. If private equity investments become publicly traded, they are included in Level 1 of the valuation hierarchy; provided, however, if they contain trading restrictions, publicly-traded equity investments are included in Level 2 of the valuation hierarchy until the trading restrictions expire. During the third quarter of 2016, one of our private securities went public and, due to a trading restriction period, $23.6 million was transferred from a Level 3 to a Level 2 classification.

The change in carrying value associated with Level 3 financial instruments carried at fair value, classified as private equity investments, trading equity securities and investments held by our consolidated VIEs, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)

Balance as of beginning of period	$16,651	$20,139	$16,148	$27,813
Transfer out	(23,566)	—	(23,566)	(26)
Activity related to consolidated VIEs	14,611	—	16,790	—
Purchases	—	—	—	198
Sales	—	—	—	(14,178)
Realized gains (losses), net	—	—	—	1,983
Unrealized gains (losses), net	3	(3,394)	(1,673)	955
Balance as of end of period	$7,699	$16,745	$7,699	$16,745

Transfers into and out of all levels of the fair value hierarchy are reflected at end-of-period fair values. Realized and unrealized gains and losses on Level 3 financial instruments are recorded in investment gains and losses in the condensed consolidated statements of income.
Also, as of September 30, 2016, our three consolidated VIEs that are open-end Luxembourg funds hold $2.8 million of investments that are classified as Level 3. They primarily consist of corporate bonds that are vendor priced with no ratings available, bank loans, non-agency collateralized mortgage obligations and asset-backed securities. The remainder of the activity related to consolidated VIEs pertains to our consolidated venture capital fund.
In addition, as of September 30, 2016 and December 31, 2015, we have an investment in a private equity fund focused exclusively on the energy sector (fair value of $4.8 million and $6.5 million, respectively) that is classified as Level 3. This investment’s valuation is based on a market approach, considering recent transactions in the fund and the industry.

Index

Quantitative information about private equity Level 3 fair value measurements as of December 31, 2015 was as follows:

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
The change in carrying value associated with Level 3 financial instruments carried at fair value, classified as contingent payment arrangements, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)

Balance as of beginning of period	$30,861	$42,032	$31,399	$42,436
Additions	11,893	—	11,893	—
Accretion	354	443	1,060	1,328
Changes in estimates	(21,483)	—	(21,483)	—
Payments	(3,608)	(3,658)	(4,852)	(4,947)
Balance as of end of period	$18,017	$38,817	$18,017	$38,817

During the third quarter of 2016, we recorded a change in estimate of the contingent consideration payable relating to our 2010 acquisition of $2.2 million. Additionally, we had recorded a contingent consideration payable for our 2013 acquisition relating to contingent value rights ("CVRs"). The CVRs would have entitled the shareholders to an additional $4 per share if the assets under management in the acquired investment services exceed $5 billion on or before the third anniversary of the acquisition date. As of September 30, 2016, management has determined the target will probably not be met and, as a result, reversed the contingent consideration payable of $19.3 million.

As of September 30, 2016, the three acquisition-related contingent consideration liabilities recorded have a combined fair value of $18.0 million and are valued using a projected AUM weighted average growth rate of 18% for one acquisition, and revenue growth rates and discount rates ranging from 4% to 31% and 1.4% to 6.4%, respectively, for the three acquisitions.

As of December 31, 2015, the three acquisition-related contingent consideration liabilities recorded had a combined fair value of $31.4 million and were valued using a projected AUM weighted average growth rate of 46%, a revenue growth rate of 43%, and discount rates ranging from 3.0% to 6.4%.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We did not have any material assets or liabilities that were measured at fair value for impairment on a nonrecurring basis during the nine months ended September 30, 2016 or during the year ended December 31, 2015.

Index

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

In management’s opinion, an adequate accrual has been made as of September 30, 2016 to provide for any probable losses regarding any litigation matters for which we can reasonably estimate an amount of loss. It is reasonably possible that we could incur additional losses pertaining to these matters, but currently we cannot estimate any such additional losses.

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

Index

13.	Units Outstanding

Changes in AB Units outstanding during the nine-month period ended September 30, 2016 were as follows:

Outstanding as of December 31, 2015	272,301,827
Options exercised	139,093
Units issued	710,925
Units retired	(6,092,926)
Balance as of September 30, 2016	267,058,919

During the first nine months of 2016, we purchased 15,338 AB Units in private transactions and retired them.

14.	Debt

As of September 30, 2016 and December 31, 2015, AB had $387.0 million and $581.7 million, respectively, in commercial paper outstanding with weighted average interest rates of approximately 0.6% and 0.5%, respectively. The commercial paper is short term in nature, and as such, recorded value is estimated to approximate fair value (and considered a Level 2 security in the fair value hierarchy). Average daily borrowings of commercial paper during the first nine months of 2016 and the full year 2015 were $425.6 million and $387.9 million, respectively, with weighted average interest rates of approximately 0.6% and 0.3%, respectively.

Index

15.	Changes in Capital

Changes in capital during the nine-month period ended September 30, 2016 were as follows:

	Partners’ Capital Attributable to AB Unitholders	Non-Controlling Interests In Consolidated Entities	Total Capital
	(in thousands)

Balance as of December 31, 2015	$3,992,748	$24,473	$4,017,221
Comprehensive income:
Net income	448,820	5,689	454,509
Other comprehensive income, net of tax:
Unrealized (losses) on investments	(2)	—	(2)
Foreign currency translation adjustments	522	23	545
Changes in employee benefit related items	238	—	238
Comprehensive income	449,578	5,712	455,290

Distributions to General Partner and unitholders	(400,441)		(400,441)
Compensation-related transactions	(119,877)	—	(119,877)
Capital contributions from affiliates	439	—	439
Other	1,741	364	2,105
Balance as of September 30, 2016	$3,924,188	$30,549	$3,954,737

Changes in capital during the nine-month period ended September 30, 2015 were as follows:

	Partners’ Capital Attributable to AB Unitholders	Non-Controlling Interests In Consolidated Entities	Total Capital
	(in thousands)

Balance as of December 31, 2014	$4,054,444	$30,396	$4,084,840
Comprehensive income:
Net income	420,533	4,879	425,412
Other comprehensive income, net of tax:
Unrealized (losses) on investments	(922)	—	(922)
Foreign currency translation adjustments	(13,283)	(97)	(13,380)
Changes in employee benefit related items	639	—	639
Comprehensive income	406,967	4,782	411,749

Distributions to General Partner and unitholders	(461,956)	—	(461,956)
Compensation-related transactions	(78,489)	—	(78,489)
Capital contributions from affiliates	214	—	214
Other	1,298	(10,159)	(8,861)
Balance as of September 30, 2015	$3,922,478	$25,019	$3,947,497

Index

Deferred taxes are not recognized on foreign currency translation adjustments for foreign subsidiaries, which have earnings that are considered permanently invested outside the United States.

16.	Non-controlling Interests

As discussed in Note 2, we adopted ASU 2015-02 effective January 1, 2016. As a result, we are disclosing below the components of non-controlling interest.
Non-controlling interest in net income for the three and nine months ended September 30, 2016 and 2015 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)

Consolidated VIEs	$15,554	$—	$14,448	$—
Consolidated private equity fund	—	(3,209)	—	4,507
Other	142	138	343	372
Total non-controlling interest in net income (loss)	$15,696	$(3,071)	$14,791	$4,879

Non-redeemable non-controlling interest as of September 30, 2016 and December 31, 2015 are summarized as follows:

	September 30, 2016	December 31, 2015
	(in thousands)

Consolidated VIEs	$28,881	$—
Consolidated private equity fund	—	23,171
Other	1,668	1,302
Total non-redeemable non-controlling interest	$30,549	$24,473

Redeemable non-controlling interest as of September 30, 2016 and December 31, 2015 are summarized as follows:

	September 30, 2016	December 31, 2015
	(in thousands)

Consolidated VIEs	$129,895	$—
CPH Capital Fondsmaeglerselskab A/S acquisition	9,903	13,203
Total redeemable non-controlling interest	$139,798	$13,203

Index

17. Acquisitions

On September 23, 2016, we acquired Ramius Alternative Solutions LLC ("RASL"), a global alternative investment management business that, as of the acquisition date, had approximately $2.5 billion in AUM. RASL offers a range of customized alternative investment and advisory solutions to a global institutional client base. On the acquisition date, we made a cash payment of $20.5 million and recorded a contingent consideration payable of $11.9 million. The valuation of the fair value of assets and liabilities acquired has been determined provisionally. The excess of the purchase price over the current fair value of identifiable net assets acquired resulted in the recognition of $31.9 million of goodwill as of September 30, 2016. Adjustments, if any, will be recorded to goodwill upon the completion of the valuation during the fourth quarter of 2016.

Index

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview
Our total assets under management (“AUM”) as of September 30, 2016 were $490.2 billion, up $0.7 billion, or 0.1%, compared to June 30, 2016, and up $27.3 billion, or 5.9%, compared to September 30, 2015. During the third quarter of 2016, AUM increased as a result of market appreciation of $13.5 billion and new assets from our third quarter acquisition of Ramius Alternative Solutions LLC ($2.5 billion of AUM), offset by net outflows of $15.3 billion (primarily from the Institutions channel). During the twelve months ended September 30, 2016, AUM increased as a result of market appreciation of $40.0 billion, offset by net outflows of $12.2 billion.
Institutional AUM decreased $1.8 billion, or 0.7%, to $247.0 billion during the third quarter of 2016, due to net outflows of $9.9 billion, offset by market appreciation of $5.6 billion and $2.5 billion of new assets from our third quarter acquisition. Gross sales were flat compared to the second quarter of 2016. However, redemptions and terminations increased sequentially from $2.4 billion to $10.7 billion primarily as a result of an institutional alternative investment portfolio redemption (see Third Quarter 2016 AUM Redemptions below).
Retail AUM increased $0.8 billion, or 0.5%, to $162.2 billion during the third quarter of 2016, primarily due to market appreciation of $5.7 billion, offset by net outflows of $5.0 billion. Gross sales increased 13.3% sequentially from $10.8 billion during the second quarter of 2016 to $12.3 billion during the third quarter of 2016. However, redemptions and terminations increased sequentially from $7.5 billion to $15.7 billion primarily as a result of the State of Rhode Island redemption (see Third Quarter 2016 AUM Redemptions below).
Private Wealth Management AUM increased $1.7 billion, or 2.2%, to $81.0 billion during the third quarter of 2016, primarily due to market appreciation of $2.2 billion, offset by net outflows of $0.4 billion. Gross sales were flat compared to the second quarter of 2016. However, redemptions and terminations increased 25.6% sequentially from $2.1 billion during the second quarter of 2016 to $2.7 billion during the third quarter of 2016.
Bernstein Research Services revenue for the third quarter of 2016 was $110.9 million, down $16.2 million, or 12.7%, compared to the third quarter of 2015, as a result of a steep drop in market trading volumes across the U.S. and Europe.
Net revenues for the third quarter of 2016 increased $8.9 million, or 1.2%, to $747.6 million from $738.7 million in the third quarter of 2015. The drivers of the increase were higher investment gains of $27.9 million and higher base advisory fees of $2.7 million, offset by lower Bernstein Research Services revenue of $16.2 million and lower distribution revenues of $7.7 million. Operating expenses for the third quarter of 2016 decreased $34.4 million, or 5.8%, to $562.3 million from $596.7 million in the second quarter of 2015. The decrease primarily was due to lower contingent payment arrangements of $21.6 million and lower promotion and servicing expenses of $9.0 million. Our operating income increased $43.3 million, or 30.5%, to $185.3 million from $142.0 million in the third quarter of 2015 and our operating margin increased to 22.7% in the third quarter of 2016 from 19.6% in the third quarter of 2015.
Market Environment
U.S. equity markets rallied during the third quarter of 2016, but market volatility persisted. Various factors, including global social and political uncertainty, the U.S. presidential election, mixed economic data and the timing of the next U.S. interest rate increase, continued to dampen client sentiment and activity levels and caused investors to favor the perceived safety of passive investments.

Third Quarter 2016 AUM Redemptions

As previously discussed in our Form 10-Q for the quarter ended June 30, 2016:

•
Our 529 CollegeBound Fund relationship with the State of Rhode Island has ended and the $6.7 billion of AUM we manged as of June 30, 2016, including $6.3 billion in Retail and $0.4 billion in Private Wealth, was redeemed in July 2016.

•	Our management of an institutional alternative investment portfolio has ended and the $7.6 billion in AUM, which we managed for a low fee, was redeemed during the third quarter of 2016.

Index

Assets Under Management

Assets under management by distribution channel are as follows:

	As of September 30,
	2016	2015	$ Change	% Change
	(in billions)

Institutions	$247.0	$235.4	$11.6	4.9%
Retail	162.2	152.6	9.6	6.3
Private Wealth Management	81.0	74.9	6.1	8.1
Total	$490.2	$462.9	$27.3	5.9

Assets under management by investment service are as follows:

	As of September 30,
	2016	2015	$ Change	% Change
	(in billions)
Equity
Actively Managed	$111.1	$105.1	$6.0	5.8%
Passively Managed(1)	48.5	45.2	3.3	7.2
Total Equity	159.6	150.3	9.3	6.2

Fixed Income
Actively Managed
Taxable	229.9	210.5	19.4	9.2
Tax–exempt	38.2	32.7	5.5	16.8
	268.1	243.2	24.9	10.2

Passively Managed(1)	11.6	10.5	1.1	9.8
Total Fixed Income	279.7	253.7	26.0	10.2

Other(2)	50.9	58.9	(8.0)	(13.5)
Total	$490.2	$462.9	$27.3	5.9

(1)Includes index and enhanced index services.
(2)Includes certain multi-asset solutions and services and certain alternative investments.

Index

Changes in assets under management for the three-month, nine-month and twelve-month periods ended September 30, 2016 are as follows:

	Distribution Channel
	Institutions	Retail	Private Wealth Management	Total
	(in billions)

Balance as of June 30, 2016	$248.8	$161.4	$79.3	$489.5
Long-term flows:
Sales/new accounts	5.2	12.3	2.4	19.9
Redemptions/terminations	(10.7)	(15.7)	(2.7)	(29.1)
Cash flow/unreinvested dividends	(4.4)	(1.6)	(0.1)	(6.1)
Net long-term inflows	(9.9)	(5.0)	(0.4)	(15.3)
Acquisition	2.5	—	—	2.5
Transfers	—	0.1	(0.1)	—
Market appreciation	5.6	5.7	2.2	13.5
Net change	(1.8)	0.8	1.7	0.7
Balance as of September 30, 2016	$247.0	$162.2	$81.0	$490.2

Balance as of December 31, 2015	$236.2	$154.4	$76.8	$467.4
Long-term flows:
Sales/new accounts	14.9	30.9	7.8	53.6
Redemptions/terminations	(14.5)	(30.3)	(6.8)	(51.6)
Cash flow/unreinvested dividends	(7.6)	(3.9)	(0.2)	(11.7)
Net long-term inflows	(7.2)	(3.3)	0.8	(9.7)
Acquisition	2.5	—	—	2.5
AUM adjustments(1)	(3.0)	—	—	(3.0)
Transfers	—	0.1	(0.1)	—
Market appreciation	18.5	11.0	3.5	33.0
Net change	10.8	7.8	4.2	22.8
Balance as of September 30, 2016	$247.0	$162.2	$81.0	$490.2

Balance as of September 30, 2015	$235.4	$152.6	$74.9	$462.9
Long-term flows:
Sales/new accounts	19.3	39.0	9.9	68.2
Redemptions/terminations	(17.8)	(38.8)	(9.1)	(65.7)
Cash flow/unreinvested dividends	(9.6)	(5.0)	(0.1)	(14.7)
Net long-term inflows (outflows)	(8.1)	(4.8)	0.7	(12.2)
Acquisition	2.5	—	—	2.5
AUM adjustments(1)	(3.0)	—	—	(3.0)
Transfers	—	0.1	(0.1)	—
Market appreciation	20.2	14.3	5.5	40.0
Net change	11.6	9.6	6.1	27.3
Balance as of September 30, 2016	$247.0	$162.2	$81.0	$490.2

Index

(1)
During the second quarter of 2016, we removed $3.0 billion of Customized Retirement Solutions assets from AUM as our asset management services transitioned to consulting services. In addition, we previously made minor adjustments to reported AUM for reporting methodology changes that do not represent inflows or outflows.

	Investment Service
	Equity Actively Managed	Equity Passively Managed(1)	Fixed Income Actively Managed - Taxable	Fixed Income Actively Managed - Tax- Exempt	Fixed Income Passively Managed(1)	Other(2)	Total
	(in billions)

Balance as of June 30, 2016	$109.2	$46.3	$229.4	$37.1	$11.9	$55.6	$489.5
Long-term flows:
Sales/new accounts	3.4	0.1	13.5	2.2	—	0.7	19.9
Redemptions/terminations	(7.2)	(0.1)	(13.5)	(1.0)	(0.2)	(7.1)	(29.1)
Cash flow/unreinvested dividends	(1.0)	0.2	(2.9)	(0.1)	(0.4)	(1.9)	(6.1)
Net long-term (outflows) inflows	(4.8)	0.2	(2.9)	1.1	(0.6)	(8.3)	(15.3)
Acqusition	—	—	—	—	—	2.5	2.5
Market appreciation	6.7	2.0	3.4	—	0.3	1.1	13.5
Net change	1.9	2.2	0.5	1.1	(0.3)	(4.7)	0.7
Balance as of September 30, 2016	$111.1	$48.5	$229.9	$38.2	$11.6	$50.9	$490.2

Balance as of December 31, 2015	$110.6	$46.4	$207.4	$33.5	$10.0	$59.5	$467.4
Long-term flows:
Sales/new accounts	10.1	0.4	34.1	6.6	0.2	2.2	53.6
Redemptions/terminations	(14.9)	(0.5)	(24.3)	(3.1)	(0.5)	(8.3)	(51.6)
Cash flow/unreinvested dividends	(1.6)	(0.6)	(6.7)	—	0.9	(3.7)	(11.7)
Net long-term (outflows) inflows	(6.4)	(0.7)	3.1	3.5	0.6	(9.8)	(9.7)
Acquisition	—	—	—	—	—	2.5	2.5
AUM adjustments(3)	—	—	—	—	—	(3.0)	(3.0)
Market appreciation	6.9	2.8	19.4	1.2	1.0	1.7	33.0
Net change	0.5	2.1	22.5	4.7	1.6	(8.6)	22.8
Balance as of September 30, 2016	$111.1	$48.5	$229.9	$38.2	$11.6	$50.9	$490.2

Index

Balance as of September 30, 2015	$105.1	$45.2	$210.5	$32.7	$10.5	$58.9	$462.9
Long-term flows:
Sales/new accounts	14.9	0.8	41.4	8.0	0.3	2.8	68.2
Redemptions/terminations	(19.0)	(1.5)	(31.3)	(4.1)	(0.6)	(9.2)	(65.7)
Cash flow/unreinvested dividends	(2.2)	(1.3)	(7.7)	—	0.5	(4.0)	(14.7)
Net long-term (outflows) inflows	(6.3)	(2.0)	2.4	3.9	0.2	(10.4)	(12.2)
Acquisition	—	—	—	—	—	2.5	2.5
AUM adjustments(3)	—	—	—	—	—	(3.0)	(3.0)
Market (depreciation) appreciation	12.3	5.3	17.0	1.6	0.9	2.9	40.0
Net change	6.0	3.3	19.4	5.5	1.1	(8.0)	27.3
Balance as of September 30, 2016	$111.1	$48.5	$229.9	$38.2	$11.6	$50.9	$490.2

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

Index

Average assets under management by distribution channel and investment service were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
	(in billions)				(in billions)
Distribution Channel:
Institutions	$250.0	$240.8	$9.2	3.8%	$244.3	$244.1	$0.2	0.1%
Retail	161.5	158.6	2.9	1.8	157.1	161.6	(4.5)	(2.8)
Private Wealth Management	80.5	76.8	3.7	4.7	78.5	77.2	1.3	1.8
Total	$492.0	$476.2	$15.8	3.3	$479.9	$482.9	$(3.0)	(0.6)

Investment Service:
Equity Actively Managed	$110.8	$111.2	$(0.4)	(0.4)	$109.1	$113.4	$(4.3)	(3.8)%
Equity Passively Managed(1)	47.9	48.3	(0.4)	(0.9)	46.2	49.8	(3.6)	(7.3)
Fixed Income Actively Managed – Taxable	230.1	212.9	17.2	8.1	221.0	219.9	1.1	0.5
Fixed Income Actively Managed – Tax-exempt	37.7	32.7	5.0	15.4	35.9	32.5	3.4	10.6
Fixed Income Passively Managed(1)	11.6	10.3	1.3	12.0	10.9	10.2	0.7	7.6
Other (2)	53.9	60.8	(6.9)	(11.4)	56.8	57.1	(0.3)	(0.6)
Total	$492.0	$476.2	$15.8	3.3	$479.9	$482.9	$(3.0)	(0.6)

(1)Includes index and enhanced index services.
(2)Includes certain multi-asset solutions and services and certain alternative investments.

Our Institutional channel third quarter average AUM of $250.0 billion increased $9.2 billion, or 3.8%, compared to the third quarter of 2015, primarily due to our Institutional AUM increasing $11.6 billion, or 4.9%, to $247.0 billion over the last twelve months. The $11.6 billion increase in AUM primarily resulted from market appreciation of $20.2 billion, offset by net outflows of $8.1 billion.
Our Retail channel third quarter average AUM of $161.5 billion increased $2.9 billion, or 1.8%, compared to the third quarter of 2015, primarily due to our Retail AUM increasing $9.6 billion, or 6.3%, to $162.2 billion over the last twelve months. The $9.6 billion increase in AUM primarily resulted from market appreciation of $14.3 billion, offset by net outflows of $4.8 billion.
Our Private Wealth Management channel third quarter average AUM of $80.5 billion increased $3.7 billion, or 4.7%, compared to the third quarter of 2015, primarily due to our Private Wealth Management AUM increasing $6.1 billion, or 8.1%, to $81.0 billion over the last twelve months. The $6.1 billion increase in AUM primarily resulted from market appreciation of $5.5 billion and net inflows of $0.7 billion.

Index

Absolute investment composite returns, gross of fees, and relative performance as of September 30, 2016 compared to benchmarks for certain representative Institutional equity and fixed income services are as follows:

	1-Year	3-Year	5-Year
Global High Income - Hedged (fixed income)
Absolute return	12.5%	5.7%	8.8%
Relative return (vs. Bloomberg Barclays Global High Yield Index - Hedged)	(1.6)	(0.8)	(0.6)
Global Fixed Income - Hedged (fixed income)
Absolute return	6.4	5.5	4.5
Relative return (vs. JPM GLBL BD)	(0.4)	—	0.2
Intermediate Municipal Bonds (fixed income)
Absolute return	4.1	3.5	3.0
Relative return (vs. Lipper Short/Int. Blended Muni Fund Avg)	0.9	0.8	0.7
U.S. Strategic Core Plus (fixed income)
Absolute return	6.9	5.2	4.1
Relative return (vs. Bloomberg Barclays U.S. Aggregate Index)	1.7	1.1	1.0
Emerging Market Debt (fixed income)
Absolute return	19.5	7.0	7.5
Relative return (vs. JPM EMBI Global/JPM EMBI)	2.7	(0.4)	0.1
Global Plus - Hedged (fixed income)
Absolute return	7.8	5.7	5.0
Relative return (vs. Bloomberg Barclays Global Aggregate Index)	1.2	0.7	0.7
Emerging Markets Value
Absolute return	18.4	0.8	2.4
Relative return (vs. MSCI EM Index)	1.6	1.4	(0.7)
Global Strategic Value
Absolute return	8.6	6.3	12.5
Relative return (vs. MSCI ACWI Index)	(3.4)	1.2	1.9
U.S. Small & Mid Cap Value
Absolute return	16.3	9.4	18.0
Relative return (vs. Russell 2500 Value Index)	(1.3)	1.3	1.7
U.S. Strategic Value
Absolute return	7.0	6.9	14.4
Relative return (vs. Russell 1000 Value Index)	(9.2)	(2.8)	(1.7)
U.S. Small Cap Growth
Absolute return	10.7	4.3	15.7
Relative return (vs. Russell 2000 Growth Index)	(1.4)	(2.3)	(0.5)
U.S. Large Cap Growth
Absolute return	13.1	14.7	19.5
Relative return (vs. Russell 1000 Growth Index)	(0.7)	2.9	2.9
U.S. Small & Mid Cap Growth
Absolute return	7.7	4.6	14.8
Relative return (vs. Russell 2500 Growth Index)	(3.3)	(2.9)	(1.5)
Concentrated U.S. Growth
Absolute return	8.9	11.0	17.4
Relative return (vs. S&P 500 Index)	(6.6)	(0.1)	1.0
Select U.S. Equity
Absolute return	12.0	10.5	16.3
Relative return (vs. S&P 500 Index)	(3.4)	(0.6)	(0.1)
Strategic Equities (inception June 30, 2012)
Absolute return	11.8	10.8	N/A
Relative return (vs. All Cap Index)	(3.6)	(0.1)	N/A
Global Core Equity (inception June 30, 2011)
Absolute return	14.0	5.6	14.3
Relative return (vs. MSCI ACWI Index)	2.0	0.4	3.7

Index

Consolidated Results of Operations

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
	(in thousands, except per unit amounts)				(in thousands, except per unit amounts)

Net revenues	$747,591	$738,693	$8,898	1.2%	$2,242,523	$2,294,001	$(51,478)	(2.2)%
Expenses	562,282	596,642	(34,360)	(5.8)	1,741,597	1,833,814	(92,217)	(5.0)
Operating income	185,309	142,051	43,258	30.5	500,926	460,187	40,739	8.9
Income taxes	11,578	11,814	(236)	(2.0)	37,315	34,775	2,540	7.3
Net income	173,731	130,237	43,494	33.4	463,611	425,412	38,199	9.0
Net income (loss) of consolidated entities attributable to non-controlling interests	15,696	(3,071)	18,767	n/m	14,791	4,879	9,912	203.2
Net income attributable to AB Unitholders	$158,035	$133,308	$24,727	18.5	$448,820	$420,533	$28,287	6.7

Diluted net income per AB Unit	$0.58	$0.48	$0.10	20.8	$1.64	$1.52	$0.12	7.9

Distributions per AB Unit	$0.51	$0.50	$0.01	2.0	$1.42	$1.55	$(0.13)	(8.4)

Operating margin (1)	22.7%	19.6%			21.7%	19.8%

(1)Operating income excluding net (loss) income attributable to non-controlling interests as a percentage of net revenues.

Index

Net income attributable to AB Unitholders for the three months ended September 30, 2016 increased $24.7 million, or 18.5%, from the three months ended September 30, 2015. The increase resulted from (in millions):

2016 investment gains compared to 2015 investment losses	$27.9
Change in estimates for contingent payment arrangements	21.6
Lower promotion and servicing expenses	9.0
Higher base fees	2.7
Lower real estate charges	1.8
Lower other general and administrative expenses	1.5
Net income in current year compared to net loss in the prior year of consolidated entities attributable to non-controlling interest	(18.8)
Lower Bernstein Research Services revenue	(16.2)
Lower distribution revenues	(7.7)
Other	2.9
$24.7

Net income attributable to AB Unitholders for the nine months ended September 30, 2016 increased $28.3 million, or 6.7%, from the nine months ended September 30, 2015. The increase resulted from (in millions):

Higher investment gains	$79.9
Lower employee compensation and benefits	53.5
Lower promotion and servicing expenses	40.1
Change in estimates for contingent payment arrangements	21.8
Lower base fees	(61.7)
Lower distribution revenues	(38.8)
Higher real estate charges	(23.4)
Lower Bernstein Research Services revenue	(22.6)
Lower performance-based fees	(16.6)
Other	(3.9)
$28.3

Revision

During the third quarter of 2016, management determined that the frequency with which we settle our U.S. inter-company payable balances with foreign subsidiaries over the past several years created deemed dividends under Section 956 of the U.S. Internal Revenue Code of 1986, as amended ("Section 956"). In the past, we funded our foreign subsidiaries as they required cash for their operations rather than pre-fund them each quarter, thereby reducing the inter-company balance to zero on a quarterly basis, as required by Section 956. As a result, we have been understating our income tax provision and income tax liability since 2010. In regard to our revision of previously issued financial statements, we recorded a cumulative adjustment to our January 1, 2012 partners' capital account and revised our consolidated statements of financial condition and consolidated statements of income from 2012 through the second quarter of 2016.

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

Index

space (in addition to the 380,000 square foot space reduction in 2010), with the remainder consisting of office space in England, Australia and various U.S. locations.

During the first nine months of 2016, we recorded pre-tax real estate charges of $24.6 million, resulting from new charges of $26.7 million relating to the further consolidation of office space at our New York offices, offset by changes in estimates related to previously recorded real estate charges of $2.1 million.

Units Outstanding

Each quarter, we implement plans to repurchase AB Holding Units pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (“Exchange Act”). A Rule 10b5-1 plan allows a company to repurchase its shares at times when it otherwise might be prevented from doing so because of self-imposed trading blackout periods or because it possesses material non-public information. Each broker we select has the authority under the terms and limitations specified in the plan to repurchase AB Holding Units on our behalf in accordance with the terms of the plan. Repurchases are subject to regulations promulgated by the SEC as well as certain price, market volume and timing constraints specified in the plan. The plan adopted during the third quarter of 2016 expired at the close of business on October 25, 2016. We may adopt additional Rule 10b5-1 plans in the future to engage in open-market purchases of AB Holding Units to help fund anticipated obligations under our incentive compensation award program and for other corporate purposes.

Cash Distributions

AB is required to distribute all of its Available Cash Flow, as defined in the AB Partnership Agreement, to its Unitholders and to the General Partner. Available Cash Flow typically is the adjusted diluted net income per unit for the quarter multiplied by the number of general and limited partnership interests at the end of the quarter. In future periods, management anticipates that Available Cash Flow will continue to be based on adjusted diluted net income per unit, unless management determines, with concurrence of the Board of Directors, that one or more non-GAAP adjustments that are made for adjusted net income should not be made with respect to the Available Cash Flow calculation. See Note 4 to the condensed consolidated financial statements contained in Item 1 for a description of Available Cash Flow.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)

Net revenues, US GAAP basis	$747,591	$738,693	$2,242,523	$2,294,001
Adjustments:
Long-term incentive compensation-related investment losses	(2,556)	5,273	(2,021)	2,485
Long-term incentive compensation-related dividends and interest	(142)	(130)	(435)	(416)
90% of consolidated venture capital fund investment losses (gains)	(12,635)	2,829	(5,735)	(5,558)
Distribution-related payments	(95,844)	(96,690)	(276,188)	(299,654)
Amortization of deferred sales commissions	(9,787)	(12,359)	(31,606)	(37,471)
Pass-through fees and expenses	(9,768)	(11,425)	(33,126)	(35,840)
Gain on sale of investment carried at cost	—	—	(75,273)	—
Impact of consolidated VIEs	(3,479)	—	(10,794)	—
Adjusted net revenues	$613,380	$626,191	$1,807,345	$1,917,547

Operating income, US GAAP basis	$185,309	$142,051	$500,926	$460,187
Adjustments:
Long-term incentive compensation-related items	363	226	972	368
Gain on sale of investment carried at cost	—	—	(75,273)	—
Real estate (credits) charges	(140)	1,682	24,645	1,219
Acquisition-related expenses	303	—	542	—
Contingent payment arrangements	(21,483)	—	(21,483)	—
Sub-total of non-GAAP adjustments	(20,957)	1,908	(70,597)	1,587
Less: Net income (loss) of consolidated entities attributable to non-controlling interests	15,696	(3,071)	14,791	4,879
Adjusted operating income	$148,656	$147,030	$415,538	$456,895

Adjusted operating margin	24.2%	23.5%	23.0%	23.8%

Adjusted operating income for the three months ended September 30, 2016 increased $1.6 million, or 1.1%, from the three months ended September 30, 2015, primarily due to lower employee compensation expense (excluding the impact of long-term incentive compensation-related items) of $8.8 million, lower promotion and servicing expense of $4.7 million, higher investment advisory

Index

base fees of $3.6 million, higher investment gains of $3.3 million and lower general and administration expense (excluding real estate charges) of $1.6 million, offset by lower Bernstein Research Services revenue of $16.2 million and higher net distribution expenses of $4.3 million. Adjusted operating income for the nine months ended September 30, 2016 decreased $41.4 million, or 9.1%, from the nine months ended September 30, 2015, primarily due to lower investment advisory base fees of $59.2 million, lower Bernstein Research Services revenue of $22.6 million, lower performance-based fees of $16.6 million, higher net distribution expenses of $9.3 million and higher investments losses of $3.4 million, offset by lower employee compensation expense (excluding the impact of long-term incentive compensation-related items) of $58.7 million and lower promotion and servicing expenses of $10.4 million.

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

Adjusted Operating Income

Adjusted operating income represents operating income on a US GAAP basis excluding (1) the impact on net revenues and compensation expense of the investment gains and losses (as well as the dividends and interest) associated with employee long-term incentive compensation-related investments, (2) the gain on the sale of our investment in Jasper, (3) real estate charges (credits), (4) acquisition-related expenses, (5) the net income or loss of consolidated entities attributable to non-controlling interests in 2015, (6) adjustments to contingent payment arrangements, and (7) the impact of consolidated VIEs in 2016.

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

Acquisition-related expenses have been excluded because they are not considered part of our core operating results when comparing financial results from period to period and to industry peers.

The recording of changes in estimates of contingent consideration payable with respect to contingent payment arrangements associated with our acquisitions are not considered part of our core operating results and, accordingly, have been excluded.

Index

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

Index

Net Revenues

The components of net revenues are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
	(in thousands)				(in thousands)
Investment advisory and services fees:
Institutions:
Base fees	$103,001	$102,550	$451	0.4%	$301,229	$318,756	$(17,527)	(5.5)%
Performance-based fees	1,754	1,038	716	69.0	2,779	10,065	(7,286)	(72.4)
	104,755	103,588	1,167	1.1	304,008	328,821	(24,813)	(7.5)
Retail:
Base fees	209,688	210,534	(846)	(0.4)	601,391	644,494	(43,103)	(6.7)
Performance-based fees	164	(866)	1,030	n/m	166	8,184	(8,018)	(98.0)
	209,852	209,668	184	0.1	601,557	652,678	(51,121)	(7.8)
Private Wealth Management:
Base fees	174,464	171,379	3,085	1.8	511,630	512,716	(1,086)	(0.2)
Performance-based fees	322	1,651	(1,329)	(80.5)	661	1,983	(1,322)	(66.7)
	174,786	173,030	1,756	1.0	512,291	514,699	(2,408)	(0.5)
Total:
Base fees	487,153	484,463	2,690	0.6	1,414,250	1,475,966	(61,716)	(4.2)
Performance-based fees	2,240	1,823	417	22.9	3,606	20,232	(16,626)	(82.2)
	489,393	486,286	3,107	0.6	1,417,856	1,496,198	(78,342)	(5.2)

Bernstein Research Services	110,885	127,065	(16,180)	(12.7)	352,403	375,021	(22,618)	(6.0)
Distribution revenues	97,625	105,365	(7,740)	(7.3)	287,638	326,399	(38,761)	(11.9)
Dividend and interest income	7,876	5,459	2,417	44.3	22,943	16,220	6,723	41.4
Investment gains (losses)	17,606	(10,326)	27,932	n/m	85,469	5,555	79,914	1,438.6
Other revenues	26,272	25,647	625	2.4	82,229	76,660	5,569	7.3
Total revenues	749,657	739,496	10,161	1.4	2,248,538	2,296,053	(47,515)	(2.1)
Less: Interest expense	2,066	803	1,263	157.3	6,015	2,052	3,963	193.1
Net revenues	$747,591	$738,693	$8,898	1.2	$2,242,523	$2,294,001	$(51,478)	(2.2)

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

The Valuation Committee, which consists of senior officers and employees, is responsible for overseeing the pricing and valuation of all investments held in client and AB portfolios. The Valuation Committee has adopted a Statement of Pricing Policies describing principles and policies that apply to pricing and valuing investments held in these portfolios. We also have a Pricing Group, which reports to the Valuation Committee and is responsible for overseeing the pricing process for all investments.

We sometimes charge our clients performance-based fees. In these situations, we charge a base advisory fee and are eligible to earn an additional performance-based fee or incentive allocation that is calculated as either a percentage of absolute investment results or a percentage of investment results in excess of a stated benchmark over a specified period of time. Some performance-based fees include a high-watermark provision, which generally provides that if a client account underperforms relative to its performance target (whether absolute or relative to a specified benchmark), it must gain back such underperformance before we can collect future performance-based fees. Therefore, if we fail to achieve our performance target for a particular period, we will not earn a performance-based fee for that period and, for accounts with a high-watermark provision, our ability to earn future performance-based fees will be impaired. We are eligible to earn performance-based fees on 6.9%, 4.0% and 1.0% of the assets we manage for institutional clients, private wealth clients and retail clients, respectively (in total, 4.5% of our AUM).

During the first nine months of 2016, as General Partner of AllianceBernstein U.S. Real Estate L.P. (“Real Estate Fund”), we received a carried interest distribution of $48.7 million. In accordance with our revenue recognition policies, we did not recognize this carried interest distribution as performance fee revenues, instead recording a deferred revenue liability, because the distribution is subject to claw-back provisions. We will recognize the distribution as revenues when the potential claw-back obligation is mathematically remote, which may not occur until at or near termination of the Real Estate Fund. In addition, we have revenue-sharing arrangements whereby certain employees are entitled to a share of carried interest proceeds distributed by certain funds, including the Real Estate Fund. As such, we distributed $24.0 million of these carried interest proceeds to certain Real Estate Fund employees. We have recorded this payment, which, like our carried interest distribution, is subject to claw-back provisions, as an advance to employees and will recognize it as compensation expense in the period in which the applicable revenue is recognized.

For the three months ended September 30, 2016, our investment advisory and services fees increased by $3.1 million, or 0.6%, from the three months ended September 30, 2015, primarily due to a $2.7 million, or 0.6%, increase in base fees, which primarily resulted from a 3.3% increase in average AUM and the impact of a shift in product mix from global fixed income and active equity products into other products that generally have lower fees. For the nine months ended September 30, 2016, our investment advisory and services fees decreased by $78.3 million, or 5.2%, from the nine months ended September 30, 2015, primarily due to a $61.7 million, or 4.2%, decrease in base fees, which primarily resulted from a 0.6% decrease in average AUM and the impact of a shift in product mix from global fixed income and active equity products into other products that generally have lower fees. Additionally, our performance-based fees decreased $16.6 million from the prior year.

Index

Institutional investment advisory and services fees for the three months ended September 30, 2016 increased by $1.2 million, or 1.1%, from the three months ended September 30, 2015, primarily due to a $0.7 million increase in performance-based fees. Additionally, base fees increased $0.5 million, or 0.4%. The increase in base fees was due to an increase in average AUM of 3.8% and the impact of a shift in product mix from active equities into active fixed income products that generally have lower fees. Institutional investment advisory and services fees for the nine months ended September 30, 2016 decreased by $24.8 million, or 7.5%, from the nine months ended September 30, 2015, primarily due to a $17.5 million, or 5.5%, decrease in base fees. The decrease in base fees was due to the impact of a shift in product mix from active equities into active fixed income products that generally have lower fees. Additionally, performance-based fees decreased $7.3 million from the prior year.

Retail investment advisory and services fees for the three months ended September 30, 2016 were essentially flat as compared to the corresponding period in 2015. Retail investment advisory and services fees for the nine months ended September 30, 2016 decreased by $51.1 million, or 7.8%, from the nine months ended September 30, 2015, primarily due to a $43.1 million, or 6.7%, decrease in base fees. The decrease in base fees was due to a decrease in average AUM of 2.8% and the impact of a shift in product mix from non-U.S. global fixed income mutual funds to U.S. tax-exempt mutual funds, which generally have lower fees. Additionally, performance-based fees decreased $8.0 million from the prior year.

Private Wealth Management investment advisory and services fees for the three months ended September 30, 2016 increased by $1.8 million, or 1.0%, from the three months ended September 30, 2015, due to an increase in base fees of $3.1 million, or 1.8%, resulting from a 4.7% increase in average AUM, offset by a $1.3 million decrease in performance-based fees. Private Wealth Management investment advisory and services fees for the nine months ended September 30, 2016 decreased by $2.4 million, or 0.5%, from the nine months ended September 30, 2015, due to a decrease in base fees of $1.1 million, or 0.2%. Base fees decreased primarily due to a shift in product mix from active equities to active fixed income products with lower fees.

Bernstein Research Services

Bernstein Research Services revenue consists principally of equity commissions received for providing equity research and brokerage-related services to institutional investors.

Revenues from Bernstein Research Services for the three months ended September 30, 2016 decreased $16.2 million, or 12.7%, compared to the corresponding period in 2015 due to a steep drop in market trading volumes across the U.S. and Europe. Revenues from Bernstein Research Services for the nine months ended September 30, 2016 decreased $22.6 million, or 6.0%, compared to the corresponding period in 2015 due to declines in client revenues across the U.S., Europe and Asia.

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
Distribution revenues for the three and nine months ended September 30, 2016 decreased $7.7 million, or 7.3%, and $38.8 million, or 11.9%, respectively, compared to the corresponding periods in 2015, primarily due to the corresponding average AUM of these mutual funds decreasing 6.3% and 10.1%, respectively.

Dividend and Interest Income and Interest Expense

Dividend and interest income consists primarily of investment income and interest earned on customer margin balances and U.S. Treasury Bills. Interest expense principally reflects interest accrued on cash balances in customers’ brokerage accounts. Dividend and interest income, net of interest expense, for the three and nine months ended September 30, 2016 increased $1.2 million, or 24.8%, and $2.8 million, or 19.5%, respectively, compared to the corresponding periods in 2015, primarily due to higher broker-dealer related activity.

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

Investment gains (losses) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Long-term incentive compensation-related investments
Realized gains (losses)	$147	$(104)	$1,288	$3,638
Unrealized gains (losses)	2,409	(5,170)	733	(6,124)

Consolidated private equity fund investments
Realized gains (losses)
Non-public investments	—	—	—	1,983
Public investments	—	—	—	—
Unrealized gains (losses)
Non-public investments	—	(2,267)	—	2,079
Public investments	—	(876)	—	2,113

Investments held by consolidated VIEs
Realized gains (losses)	(2,334)	—	(2,662)	—
Unrealized gains (losses)	19,274	—	16,675	—

Seed capital investments
Realized gains (losses)
Seed capital	2,033	10,075	67,287	22,555
Derivatives	(10,293)	20,780	(16,340)	9,750
Unrealized gains (losses)
Seed capital	5,916	(34,213)	22,505	(36,080)
Derivatives	2,255	2,952	(307)	10,401

Brokerage-related investments
Realized gains (losses)	(1,684)	(1,579)	(3,780)	(4,969)
Unrealized gains (losses)	(117)	76	70	209
	$17,606	$(10,326)	$85,469	$5,555

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

Index

Other Revenues

Other revenues consist of fees earned for transfer agency services provided to company-sponsored mutual funds, fees earned for administration and recordkeeping services provided to company-sponsored mutual funds and the general accounts of AXA and its subsidiaries, and other miscellaneous revenues. Other revenues for the three and nine months ended September 30, 2016 increased $0.6 million, or 2.4%, and $5.6 million, or 7.3%, respectively, compared to the corresponding periods in 2015, primarily due to the recording of other revenues related to our consolidated VIEs in the current year, offset by lower shareholder servicing fees.

Expenses

The components of expenses are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
	(in thousands)				(in thousands)

Employee compensation and benefits	$316,737	$317,560	$(823)	(0.3)%	$927,997	$981,527	$(53,530)	(5.5)%
Promotion and servicing:
Distribution-related payments	95,844	96,690	(846)	(0.9)	276,188	299,654	(23,466)	(7.8)
Amortization of deferred sales commissions	9,787	12,359	(2,572)	(20.8)	31,606	37,471	(5,865)	(15.7)
Other	47,205	52,789	(5,584)	(10.6)	156,763	167,508	(10,745)	(6.4)
	152,836	161,838	(9,002)	(5.6)	464,557	504,633	(40,076)	(7.9)
General and administrative:
General and administrative	106,504	107,996	(1,492)	(1.4)	322,184	323,421	(1,237)	(0.4)
Real estate charges (credits)	(140)	1,682	(1,822)	n/m	24,645	1,219	23,426	1,921.7
	106,364	109,678	(3,314)	(3.0)	346,829	324,640	22,189	6.8
Contingent payment arrangements	(21,129)	443	(21,572)	n/m	(20,423)	1,328	(21,751)	n/m
Interest	1,009	712	297	41.7	3,293	2,302	991	43.0
Amortization of intangible assets	6,465	6,411	54	0.8	19,344	19,384	(40)	(0.2)
Total	$562,282	$596,642	$(34,360)	(5.8)	$1,741,597	$1,833,814	$(92,217)	(5.0)

Employee Compensation and Benefits

Employee compensation and benefits consist of base compensation (including salaries and severance), annual short-term incentive compensation awards (cash bonuses), annual long-term incentive compensation awards, commissions, fringe benefits and other employment costs (including recruitment, training, temporary help and meals).

Compensation expense as a percentage of net revenues was 42.4% and 43.0% for the three months ended September 30, 2016 and 2015, respectively. Compensation expense as a percentage of net revenues was 41.4% and 42.8% for the nine months ended September 30, 2016 and 2015, respectively. Compensation expense generally is determined on a discretionary basis and is primarily a function of our firm’s current-year financial performance. The amounts of incentive compensation we award are designed to

Index

motivate, reward and retain top talent while aligning our executives' interests with the interests of our Unitholders. Senior management, with the approval of the Compensation Committee of the Board of Directors of AllianceBernstein Corporation (“Compensation Committee”), periodically confirms that the appropriate metric to consider in determining the amount of incentive compensation is the ratio of adjusted employee compensation and benefits expense to adjusted net revenues. Adjusted net revenues used in the adjusted compensation ratio are the same as the adjusted net revenues presented as a non-GAAP measure (discussed earlier in this MD&A). Adjusted employee compensation and benefits expense is total employee compensation and benefits expense minus other employment costs such as recruitment, training, temporary help and meals (which were 1.1% and 1.2%, respectively, of adjusted net revenues for the three and nine months ended September 30, 2016, and were 1.5% and 1.3%, respectively, of adjusted net revenues for the three and nine months ended September 30, 2015), and excludes the impact of mark-to-market vesting expense, as well as dividends and interest expense, associated with employee long-term incentive compensation-related investments. Senior management, with the approval of the Compensation Committee, has established as an objective that adjusted employee compensation and benefits expense generally should not exceed 50% of our adjusted net revenues, except in unexpected or unusual circumstances. Our ratio of adjusted compensation expense as a percentage of adjusted revenues was 50.0% for the three and nine months ended September 30, 2016 and 2015.

For the three months ended September 30, 2016, employee compensation and benefits expense decreased $0.8 million, or 0.3%, compared to the three months ended September 30, 2015, primarily due to lower base compensation of $2.2 million, lower fringes and other costs of $1.8 million, partially offset by higher incentive compensation of $2.4 million and higher commissions of $0.8 million. For the nine months ended September 30, 2016, employee compensation and benefits expense decreased $53.5 million, or 5.5%, compared to the nine months ended September 30, 2015, primarily due to lower incentive compensation of $51.1 million, lower commissions of $5.8 million and lower fringes and other costs of $5.6 million, partially offset by higher base compensation of $9.0 million, reflecting higher severance costs.

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

Promotion and servicing expenses decreased $9.0 million, or 5.6%, during the three months ended September 30, 2016 compared to the three months ended September 30, 2015. The decrease primarily was due to lower amortization of deferred sales commissions of $2.6 million, lower transfer fees of $1.8 million, lower travel and entertainment of $1.7 million and lower trade execution and clearing costs of $1.6 million. Promotion and servicing expenses decreased $40.1 million, or 7.9%, during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The decrease primarily was due to lower distribution-related payments of $23.5 million, lower amortization of deferred sales commissions of $5.9 million, lower travel and entertainment of $4.9 million, lower marketing expenses of $4.2 million and lower transfer fees of $2.0 million.

General and Administrative

General and administrative expenses include portfolio services expenses, technology expenses, professional fees and office-related expenses (occupancy, communications and similar expenses). General and administrative expenses as a percentage of net revenues were 14.2% (including and excluding real estate credits) and 14.8% (14.6% excluding real estate charges) for the three months ended September 30, 2016 and 2015, respectively. General and administrative expenses decreased $3.3 million, or 3.0%, during the third quarter of 2016 compared to the same period in 2015, primarily due to lower real estate charges of $1.8 million. General and administrative expenses as a percentage of net revenues were 15.5% (14.4% excluding real estate charges) and 14.2% (14.1% excluding real estate charges) for the nine months ended September 30, 2016 and 2015, respectively. General and administrative expenses increased $22.2 million, or 6.8%, during the first nine months of 2016 compared to the same period in 2015, primarily due to higher real estate charges of $23.4 million.

Contingent Payment Arrangements

Contingent payment arrangements reflect changes in estimates of contingent payment liabilities associated with acquisitions in previous periods, as well as accretion expense of these liabilities. The credit to operating expenses of $20.4 million for the nine months ended September 30, 2016 reflects changes in estimates of the contingent consideration payable relating to our 2013 and 2010 acquisitions of $21.5 million, offset by the accretion expense of $1.1 million. There were no changes in estimates during the first nine months of 2015.

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

Income tax expense for the three months ended September 30, 2016 decreased $0.2 million, or 2.0%, compared to the three months ended September 30, 2015. The decrease is due to a lower effective tax rate in the current quarter of 6.2% compared to 8.3% in the third quarter of 2015, offset by higher pre-tax earnings. The lower effective tax rate is driven by a favorable increase in the mix of earnings across the tax filing group with higher portions of earnings generated by the U.S. partnership, which has a lower tax rate. Income tax expense for the nine months ended September 30, 2016 increased $2.5 million, or 7.3%, compared to the nine months ended September 30, 2015. The increase in tax expense is due to higher pre-tax earnings, offset by a lower year-to-date effective tax rate of 7.4% compared to 7.6% in the first nine months of 2015.

Net Income (Loss) of Consolidated Entities Attributable to Non-Controlling Interests

Net income (loss) of consolidated entities attributable to non-controlling interests primarily consists of limited partner interests owned by other investors in our consolidated VIEs. During the first nine months of 2016, we had $14.8 million of net gains of consolidated entities attributable to non-controlling interests.

CAPITAL RESOURCES AND LIQUIDITY

During the first nine months of 2016, net cash provided by operating activities was $1,141.9 million, compared to $804.3 million during the corresponding 2015 period. The change primarily is due to a significant increase in broker-dealer related payables (net of receivable and segregated U.S. Treasury bills activity) of $196.2 million and higher seed capital net redemptions, offset by higher broker-dealer purchases (net of redemptions) of $145.7 million.

During the first nine months of 2016, net cash used in investing activities was $48.7 million, compared to $12.9 million during the corresponding 2015 period. The change reflects the third quarter 2016 purchase of a business of $20.5 million and higher purchases of furniture, equipment and leasehold improvements.

During the first nine months of 2016, net cash used in financing activities was $839.5 million, compared to $683.2 million during the corresponding 2015 period. The change reflects an increase in overdrafts payable of $92.6 million, higher net repayments of commercial paper of $64.2 million, redemptions of non-controlling interests in consolidated VIEs of $39.5 million and higher repurchases of AB Holding Units of $29.2 million, offset by lower distributions to the General Partner and Unitholders of $61.5 million as a result of lower earnings (distributions on earnings are paid one quarter in arrears).

As of September 30, 2016, AB had $795.5 million of cash and cash equivalents (excluding cash and cash equivalents of consolidated VIEs), all of which is available for liquidity, but consists primarily of cash on deposit for our broker-dealers to comply with various customer clearing activities and cash held by foreign subsidiaries for which a permanent investment election for U.S. tax purposes is taken. If the cash held at our foreign subsidiaries of $526.2 million, which includes cash on deposit for our foreign broker-dealers, is repatriated to the U.S., we would be required to accrue and pay U.S. income taxes on these funds, based on the unremitted amount. We currently intend to permanently reinvest our historical and current earnings outside the U.S. Effective January 1, 2017, we intend to repatriate future earnings outside the U.S., as a result of which we expect our effective tax rate to increase.

Debt and Credit Facilities

As of September 30, 2016 and December 31, 2015, AB had $387.0 million and $581.7 million, respectively, in commercial paper outstanding with weighted average interest rates of approximately 0.6% and 0.5%, respectively. The commercial paper is short term in nature, and as such, recorded value is estimated to approximate fair value (and considered a Level 2 security in the fair value hierarchy). Average daily borrowings of commercial paper during the first nine months of 2016 and the full year 2015 were $425.6 million and $387.9 million, respectively, with weighted average interest rates of approximately 0.6% and 0.3%, respectively.

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

Index

management may draw on the Credit Facility from time to time. AB has agreed to guarantee the obligations of SCB LLC under the Credit Facility.

The Credit Facility contains affirmative, negative and financial covenants, which are customary for facilities of this type, including restrictions on dispositions of assets, restrictions on liens, a minimum interest coverage ratio and a maximum leverage ratio. As of September 30, 2016, we were in compliance with these covenants. The Credit Facility also includes customary events of default (with customary grace periods, as applicable), including provisions under which, upon the occurrence of an event of default, all outstanding loans may be accelerated and/or lender’s commitments may be terminated. Also, under such provisions, upon the occurrence of certain insolvency- or bankruptcy-related events of default, all amounts payable under the Credit Facility would automatically become immediately due and payable, and the lender’s commitments would automatically terminate.

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

As of September 30, 2016 and December 31, 2015, we had no amounts outstanding under the Credit Facility. During the first nine months of 2016 and the full year 2015, we did not draw upon the Credit Facility.

In addition, SCB LLC has four uncommitted lines of credit with four financial institutions. Three of these lines of credit permit us to borrow up to an aggregate of approximately $225.0 million, with AB named as an additional borrower, while one line has no stated limit. As of September 30, 2016 and December 31, 2015, SCB LLC had no bank loans outstanding. Average daily borrowings of bank loans during the first nine months of 2016 and full year 2015 were $4.6 million and $3.9 million, respectively, with weighted average interest rates of approximately 1.1% and 1.2%, respectively.

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

We entered into a subscription agreement, under which we committed to invest up to $35.0 million in a venture capital fund. As of September 30, 2016, we had funded $32.8 million of this commitment.

As general partner of AllianceBernstein U.S. Real Estate L.P. (“Real Estate Fund”), we committed to invest $25.0 million in the Real Estate Fund. As of September 30, 2016, we had funded $20.1 million of this commitment. As general partner of AllianceBernstein U.S. Real Estate II L.P. (“Real Estate Fund II”), we committed to invest $28.0 million in Real Estate Fund II. As of September 30, 2016, we had funded $3.3 million of this commitment.

We entered into an investment agreement under which we committed to invest up to $8.0 million in an oil and gas fund. As of September 30, 2016, we had funded $6.1 million of this commitment.

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

Index

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

•
Our expectation that, as a result of repatriating future non-U.S. earnings, effective January 1, 2017, our effective tax rate will increase: Our effective tax rate fluctuates based on the mix of our earnings across our tax filing group, which includes our U.S.

Index

partnership, our U.S. corporate subsidiaries and our corporate subsidiaries operating in various non-U.S. jurisdictions, and the differences between the tax rates in the U.S and the other jurisdictions where we conduct business.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the third quarter of 2016 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index

Part II

OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 12 to the condensed consolidated financial statements contained in Part I, Item 1.

Item 1A.	Risk Factors

There have been no material changes in our risk factors from those disclosed in AB's Form 10-K for the year ended December 31, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no AB Units sold by AB in the period covered by this report that were not registered under the Securities Act.

The following table provides information relating to any AB Units bought by AB in the quarter covered by this report:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of AB Units Purchased	Average Price Paid Per AB Unit, net of Commissions	Total Number of AB Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of AB Units that May Yet Be Purchased Under the Plans or Programs
7/1/16 - 7/31/16	—	$—	—	—
8/1/16 - 8/31/16	—	—	—	—
9/1/16 - 9/30/16(1)	1,000	21.96	—	—
Total	1,000	$21.96	—	—

(1)During September 2016, we purchased 1,000 AB Units in private transactions.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

Iran Threat Reduction and Syria Human Rights Act

AB, AB Holding and their global subsidiaries had no transactions or activities requiring disclosure under the Iran Threat Reduction and Syria Human Rights Act (“Iran Act”), nor were they involved in the AXA Group matters described immediately below.

Index

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

AXA has informed us that AXA Konzern AG, an AXA insurance subsidiary organized under the laws of Germany, provides car insurance to diplomats based at the Iranian embassy in Berlin, Germany.  The total annual premium of these policies is approximately $13,000 and the annual net profit arising from these policies, which is difficult to calculate with precision, is estimated to be $1,950.  These policies were underwritten by a broker who specializes in providing insurance coverage for diplomats. Provision of motor vehicle insurance is mandatory in Germany and cannot be cancelled until the policies expire.

In addition, AXA has informed us that AXA Insurance Ireland, an AXA insurance subsidiary, provides statutorily required car insurance under four separate policies to the Iranian embassy in Dublin, Ireland. AXA has informed us that compliance with the Declined Cases Agreement of the Irish Government prohibits the cancellation of these policies unless another insurer is willing to assume the coverage. The total annual premium for these policies is approximately $6,094 and the annual net profit arising from these policies, which is difficult to calculate with precision, is estimated to be $914.

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

Lastly, AXA has informed us that AXA France, an AXA insurance subsidiary, has identified a property insurance contract for Bank Sepah in Paris, France.  This business commenced in July 2016 for a total annual premium of approximately $1,400 and the annual net profit arising from this policy, which is difficult to calculate with precision, is estimated to be $210.

The aggregate annual premium for the above-referenced insurance policies is approximately $24,644, representing approximately 0.00002% of AXA’s 2015 consolidated revenues, which exceed $100 billion. The related net profit, which is difficult to calculate with precision, is estimated to be $3,697, representing approximately 0.00005% of AXA’s 2015 aggregate net profit.

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

Index

description of the CVR Agreement does not purport to be complete and is qualified in its entirety by the full text of the CVR Agreement.

As of September 30, 2016, the Assets Under Management are approximately $4.4 billion. Accordingly, management has determined that the AUM Milestone did not occur during the third quarter of 2016.

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

Date: October 26, 2016	ALLIANCEBERNSTEIN L.P.

	By:	/s/ John C. Weisenseel
John C. Weisenseel
Chief Financial Officer

	By:	/s/ Edward J. Farrell
Edward J. Farrell
Chief Accounting Officer