Form 10-Q
period 2017-03-31
ALLIANCEBERNSTEIN L.P.
filed 2017-04-27
CIK 1109448

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Index

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒
The number of units of limited partnership interest outstanding as of March 31, 2017 was 268,714,548.

Index

ALLIANCEBERNSTEIN L.P.

Index

Part I
FINANCIAL INFORMATION
Item 1. Financial Statements
ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition
(in thousands, except unit amounts)

	March 31, 2017	December 31, 2016
	(unaudited)
ASSETS
Cash and cash equivalents	$738,234	$656,985
Cash and securities segregated, at fair value (cost: $1,255,801 and $946,093)	1,255,826	946,097
Receivables, net:
Brokers and dealers	546,783	335,686
Brokerage clients	1,510,417	1,513,656
Fees	264,371	270,373
Investments:
Long-term incentive compensation-related	61,570	67,761
Other	375,482	373,344
Assets of consolidated company-sponsored investment funds:
Cash and cash equivalents	326,643	337,525
Investments	754,422	574,076
Other assets	13,836	44,570
Furniture, equipment and leasehold improvements, net	157,581	159,564
Goodwill	3,066,700	3,066,700
Intangible assets, net	127,491	134,606
Deferred sales commissions, net	53,990	63,890
Other assets	229,058	195,615
Total assets	$9,482,404	$8,740,448

LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST AND CAPITAL
Liabilities:
Payables:
Brokers and dealers	$283,153	$239,578
Securities sold not yet purchased	15,837	40,944
Brokerage clients	2,753,920	2,360,481
AB mutual funds	238,162	150,939
Accounts payable and accrued expenses	451,360	430,569
Liabilities of consolidated company-sponsored investment funds	398,137	292,800
Accrued compensation and benefits	331,420	251,019
Debt	607,941	512,970
Total liabilities	5,079,930	4,279,300

Commitments and contingencies (See Note 12)

Redeemable non-controlling interest	403,609	392,959

Index

Capital:
General Partner	40,458	41,100
Limited partners: 268,714,548 and 268,893,534 units issued and outstanding	4,091,282	4,154,810
Receivables from affiliates	(12,623)	(12,830)
AB Holding Units held for long-term incentive compensation plans	(45,861)	(32,967)
Accumulated other comprehensive loss	(109,134)	(118,096)
Partners’ capital attributable to AB Unitholders	3,964,122	4,032,017
Non-redeemable non-controlling interests in consolidated entities	34,743	36,172
Total capital	3,998,865	4,068,189
Total liabilities, redeemable non-controlling interest and capital	$9,482,404	$8,740,448

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(in thousands, except per unit amounts)
(unaudited)

	Three Months Ended March 31,
	2017	2016
Revenues:
Investment advisory and services fees	$498,290	$451,413
Bernstein research services	112,741	126,465
Distribution revenues	96,554	92,692
Dividend and interest income	14,056	10,073
Investment gains (losses)	25,201	65,587
Other revenues	22,365	24,971
Total revenues	769,207	771,201
Less: Interest expense	4,290	2,075
Net revenues	764,917	769,126

Expenses:
Employee compensation and benefits	321,748	302,011
Promotion and servicing:
Distribution-related payments	96,367	87,127
Amortization of deferred sales commissions	9,079	11,242
Trade execution, marketing, T&E and other	48,214	54,201
General and administrative:
General and administrative	114,221	105,923
Real estate (credits) charges	(2)	27,586
Contingent payment arrangements	177	353
Interest on borrowings	1,868	1,232
Amortization of intangible assets	6,933	6,409
Total expenses	598,605	596,084

Operating income	166,312	173,042

Income taxes	10,057	12,506

Net income	156,255	160,536

Net income (loss) of consolidated entities attributable to non-controlling interests	16,318	(5,748)

Net income attributable to AB Unitholders	$139,937	$166,284

Net income per AB Unit:
Basic	$0.52	$0.61
Diluted	$0.51	$0.60

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2017	2016

Net income	$156,255	$160,536
Other comprehensive income (loss):
Foreign currency translation adjustments, before tax	9,001	5,225
Income tax expense	(134)	—
Foreign currency translation adjustments, net of tax	8,867	5,225
Unrealized gains (losses) on investments:
Unrealized (losses) arising during period	(16)	(8)
Less: reclassification adjustment for (losses) included in net income	—	(3)
Change in unrealized gains (losses) on investments	(16)	(5)
Income tax expense	(2)	(1)
Unrealized (losses) on investments, net of tax	(18)	(6)
Changes in employee benefit related items:
Amortization of prior service cost	6	71
Recognized actuarial loss (gain)	259	(433)
Changes in employee benefit related items	265	(362)
Income tax expense	(76)	(71)
Employee benefit related items, net of tax	189	(433)
Other comprehensive income	9,038	4,786
Less: Comprehensive income (loss) in consolidated entities attributable to non-controlling interests	16,394	(5,697)
Comprehensive income attributable to AB Unitholders	$148,899	$171,019

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

ALLIANCEBERNSTEIN L.P. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$156,255	$160,536

Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred sales commissions	9,079	11,242
Non-cash long-term incentive compensation expense	7,693	739
Depreciation and other amortization	16,282	14,784
Unrealized (gains) on investments	(16,397)	(10,587)
Unrealized (gains) losses on investments of consolidated company-sponsored investment funds	(26,834)	8,032
Other, net	3,528	11,936
Changes in assets and liabilities:
(Increase) in segregated cash and securities	(309,729)	(158,502)
(Increase) decrease in receivables	(206,909)	117,443
Decrease in investments	20,497	127,820
(Increase) in investments of consolidated company-sponsored investment funds	(153,512)	(12,208)
Decrease in deferred sales commissions	821	2,007
(Increase) in other assets	(32,109)	(1,402)
Decrease in other assets and liabilities of consolidated company-sponsored investment funds	136,071	1,735
Increase in payables	502,976	277,154
(Decrease) increase in accounts payable and accrued expenses	(30,810)	65,447
Increase in accrued compensation and benefits	80,054	59,741
Net cash provided by operating activities	156,956	675,917

Cash flows from investing activities:
Proceeds from sales of investments	—	91
Purchases of furniture, equipment and leasehold improvements	(6,525)	(11,241)
Net cash used in investing activities	(6,525)	(11,150)

Cash flows from financing activities:
Issuance (repayment) of commercial paper, net	93,581	(96,989)
Increase (decrease) in overdrafts payable	50,377	(91,313)
Distributions to General Partner and Unitholders	(198,040)	(153,433)
Capital contributions (to) non-controlling interests in consolidated entities	(3,137)	—
Redemptions of non-controlling interests of consolidated company-sponsored investment funds, net	(4,036)	(47,508)
Capital contributions (to) from affiliates	(81)	6,348
Payments of contingent payment arrangements	(412)	(280)
Additional investments by AB Holding with proceeds from exercise of compensatory options to buy AB Holding Units	4,468	1,457
Purchases of AB Holding Units to fund long-term incentive compensation plan awards, net	(30,833)	(39,550)
Other	—	(6)
Net cash used in financing activities	(88,113)	(421,274)

Index

Effect of exchange rate changes on cash and cash equivalents	8,049	8,440

Net increase in cash and cash equivalents	70,367	251,933
Cash and cash equivalents as of beginning of the period	994,510	577,300
Cash and cash equivalents as of end of the period	$1,064,877	$829,233

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2017
(unaudited)

The words “we” and “our” refer collectively to AllianceBernstein L.P. and its subsidiaries (“AB”), or to their officers and employees. Similarly, the word “company” refers to AB. These statements should be read in conjunction with AB’s audited consolidated financial statements included in AB’s Form 10-K for the year ended December 31, 2016.

1. Business Description Organization and Basis of Presentation

Business Description

We provide research, diversified investment management and related services globally to a broad range of clients. Our principal services include:

•
Institutional Services – servicing our institutional clients, including private and public pension plans, foundations and endowments, insurance companies, central banks and governments worldwide, and affiliates such as AXA S.A. ("AXA")and its subsidiaries, by means of separately-managed accounts, sub-advisory relationships, structured products, collective investment trusts, mutual funds, hedge funds and other investment vehicles.

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

Index

Organization

As of March 31, 2017, AXA, a société anonyme organized under the laws of France and the holding company for the AXA Group, a worldwide leader in financial protection, through certain of its subsidiaries (“AXA and its subsidiaries”), owns approximately 1.5% of the issued and outstanding units representing assignments of beneficial ownership of limited partnership interests in AllianceBernstein Holding L.P. (“AB Holding Units”).

As of March 31, 2017, the ownership structure of AB, expressed as a percentage of general and limited partnership interests, is as follows:

AXA and its subsidiaries	63.2%
AB Holding	35.5
Unaffiliated holders	1.3
100.0%

AllianceBernstein Corporation (an indirect wholly-owned subsidiary of AXA, “General Partner”) is the general partner of both AllianceBernstein Holding L.P. (“AB Holding”) and AB. AllianceBernstein Corporation owns 100,000 general partnership units in AB Holding and a 1% general partnership interest in AB. Including both the general partnership and limited partnership interests in AB Holding and AB, AXA and its subsidiaries had an approximate 63.8% economic interest in AB as of March 31, 2017.

Basis of Presentation

The interim condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the interim results, have been made. The preparation of the condensed consolidated financial statements requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the interim reporting periods. Actual results could differ from those estimates. The condensed consolidated statement of financial condition as of December 31, 2016 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”).

Principles of Consolidation

The condensed consolidated financial statements include AB and its majority-owned and/or controlled subsidiaries, and the consolidated entities that are considered to be variable interest entities ("VIEs") and voting interest entities ("VOEs") and for which AB has a controlling financial interest. Non-controlling interests on the condensed consolidated statements of financial condition includes the portion of consolidated company-sponsored investment funds in which we do not have direct equity ownership. All significant inter-company transactions and balances among the consolidated entities have been eliminated.

Reclassifications

During 2017, prior period amounts for our VOEs investments previously presented as other investments are now presented as investments of consolidated company-sponsored investment funds in the condensed consolidated statements of financial condition to conform to the current period's presentation. Additionally, prior period amounts for dividend and interest related to our consolidated company-sponsored investment funds previously presented as other revenues are now presented as dividend and interest income in the condensed consolidated statements of income to conform to the current period's presentation.

Lastly, all disclosures relating to the investments, derivatives and fair value of consolidated company-sponsored investment funds previously presented in Notes 8, 9, 10 and 11 are now separately disclosed in Note 13, Consolidated Company-Sponsored Investment Funds.

Index

Revision

During the third quarter of 2016, management determined that the frequency with which we settle our U.S. inter-company payable balances with foreign subsidiaries over the past several years created deemed dividends under Section 956 of the U.S. Internal Revenue Code of 1986, as amended ("Section 956"). In the past, we funded our foreign subsidiaries as they required cash for their operations rather than pre-fund them each quarter, thereby reducing the inter-company balance to zero on a quarterly basis, as required by Section 956. As a result, we had been understating our income tax provision and income tax liability since 2010. We evaluated the aggregate effects of this error in our income tax provision and income tax liability to our previously issued financial statements in accordance with SEC Staff Accounting Bulletins No. 99 and No. 108 and, based upon quantitative and qualitative factors, have determined that the error was not material to our previously issued financial statements. However, the cumulative effect of this error would have been material to our third quarter 2016 financial results if recorded as an out-of-period adjustment in the third quarter of 2016. Accordingly, we revised our previously issued financial statements from 2012 through the second quarter of 2016. We revised our income tax provision, net income attributable to AB Unitholders, and basic and diluted net income per AB Unit reported in prior periods in the statements of income. The table below reflects the revisions to these line items for the three months ended March 31, 2016 that are included in this Form 10-Q:

	Three Months Ended March 31, 2016
	As Reported	Adjustment	As Revised
	(in thousands, except per unit amounts)

Income taxes	$9,864	$2,642	$12,506
Net income attributable to AB Unitholders	168,926	(2,642)	166,284
Basic net income per AB Unit	0.62	(0.01)	0.61
Diluted net income per AB Unit	0.61	(0.01)	0.60

2.	Significant Accounting Policies

Recently Adopted Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU') 2016-07, Investments - Equity Method and Joint Ventures: Simplifying the Transition to the Equity Method of Accounting. The amendment eliminates the current requirement for a retroactive adjustment and instead requires that the investor add the cost of acquiring the additional interest in the investee to the current basis of the investor's previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Additionally, the amendment requires that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. We adopted this standard on January 1, 2017. The adoption of this standard did not have a material impact on our financial condition or results of operations.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. The amendment includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements, including income tax effects of share-based payments, minimum statutory tax withholding requirements and forfeitures. We adopted this standard on January 1, 2017 on a prospective basis. The adoption of this standard did not have a material impact on our financial condition or results of operations.

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

Index

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

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The revised guidance will be applied prospectively, and is effective in 2020. The revised guidance is not expected to have a material impact on our financial condition or results of operations.

In March 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The amendment requires that an employer disaggregate the service cost component from the other components of net benefit costs on the income statement. The amendment is effective for fiscal years (and interim periods within those years) beginning after December 15, 2017 and should be applied retrospectively. The amendment is not expected to have a material impact on our results of operations.

Consolidation of company-sponsored investment funds
We adopted ASU 2015-02, Consolidation - Amendments to the Consolidation Analysis ("ASU 2015-02") effective January 1, 2016.
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

Index

If we have a variable interest in an entity that is determined not to be a VIE, the entity is then evaluated for consolidation under the VOE model. For limited partnerships and similar entities, we are deemed to have a controlling financial interest in a VOE, and would be required to consolidate the entity, if we own a majority of the entity’s kick-out rights through voting limited partnership interests and limited partners do not hold substantive participating rights (or other rights that would indicate that we do not control the entity). For entities other than limited partnerships, we are deemed to have a controlling financial interest in a VOE if we own a majority voting interest in the entity.
The analysis performed regarding the determination of variable interests held, whether entities are VIEs or VOEs, and whether we have a controlling financial interest in such entities requires the exercise of judgment. The analysis is updated continuously as circumstances change or new entities are formed.

3.	Long-term Incentive Compensation Plans

We maintain several unfunded, non-qualified long-term incentive compensation plans, under which we grant annual awards to employees, generally in the fourth quarter, and to members of the Board of Directors of the General Partner, who are not employed by our company or by any of our affiliates ("Eligible Directors").

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

During the three months ended March 31, 2017 and 2016, we purchased 1.3 million and 1.9 million AB Holding Units for $31.0 million and $39.7 million, respectively (on a trade date basis). These amounts reflect open-market purchases of 1.2 million and 1.8 million AB Holding Units for $27.8 million and $38.1 million, respectively, with the remainder relating to purchases of AB Holding Units from employees to allow them to fulfill statutory tax withholding requirements at the time of delivery of long-term incentive compensation awards. Purchases of AB Holding Units reflected on the condensed consolidated statements of cash flows are net of AB Holding Unit purchases by employees as part of a distribution reinvestment election.

Each quarter, we consider whether to implement a plan to repurchase AB Holding Units pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (“Exchange Act”). A Rule 10b5-1 plan allows a company to repurchase its shares at times when it otherwise might be prevented from doing so because of self-imposed trading blackout periods or because it possesses material non-public information. Each broker we select has the authority under the terms and limitations specified in the plan to repurchase AB Holding Units on our behalf in accordance with the terms of the plan. Repurchases are subject to regulations promulgated by the SEC as well as certain price, market volume and timing constraints specified in the plan. The plan adopted during the fourth quarter of 2016 expired at the close of business on February 10, 2017; we did not adopt a plan during the first quarter of 2017. We may adopt additional Rule 10b5-1 plans in the future to engage in open-market purchases of AB Holding Units to help fund anticipated obligations under our incentive compensation award program and for other corporate purposes.

During the first three months of 2017 and 2016, we granted to employees and Eligible Directors 1.1 million and 0.3 million restricted AB Holding Unit awards, respectively. We used AB Holding Units repurchased during the period and newly-issued AB Holding Units to fund these awards.

During the first three months of 2017 and 2016, AB Holding issued 0.3 million and 0.1 million AB Holding Units, respectively, upon exercise of options to buy AB Holding Units. AB Holding used the proceeds of $4.5 million and $1.5 million, respectively, received from employees as payment in cash for the exercise price to purchase the equivalent number of newly-issued AB Units.

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

Index

Typically, Available Cash Flow has been the adjusted diluted net income per unit for the quarter multiplied by the number of general and limited partnership interests at the end of the quarter. In future periods, management anticipates that Available Cash Flow will be based on adjusted diluted net income per unit, unless management determines, with the concurrence of the Board of Directors, that one or more adjustments that are made for adjusted net income should not be made with respect to the Available Cash Flow calculation.

On April 27, 2017, the General Partner declared a distribution of $0.52 per AB Unit, representing a distribution of Available Cash Flow for the three months ended March 31, 2017. The General Partner, as a result of its 1% general partnership interest, is entitled to receive 1% of each distribution. The distribution is payable on May 18, 2017 to holders of record on May 8, 2017.

5.	Real Estate Charges

Since 2010, in connection with our workforce reductions and in an effort to reduce our global real estate footprint, we have implemented a global office space consolidation. As a result, we have sub-leased over one million square feet of office space. The activity in the liability account relating to our global space consolidation initiatives for the following periods is as follows:

	Three Months Ended March 31, 2017	Twelve Months Ended December 31, 2016
	(in thousands)

Balance as of beginning of period	$112,932	$123,912
Expense (credit) incurred	(2)	12,248
Deferred rent	—	4,930
Payments made	(7,318)	(32,988)
Interest accretion	1,045	4,830
Balance as of end of period	$106,657	$112,932

6.	Net Income per Unit

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

	Three Months Ended March 31,
	2017	2016
	(in thousands, except per unit amounts)

Net income attributable to AB Unitholders	$139,937	$166,284

Weighted average units outstanding – basic	268,479	271,853
Dilutive effect of compensatory options to buy AB Holding Units	534	400
Weighted average units outstanding – diluted	269,013	272,253
Basic net income per AB Unit	$0.52	$0.61
Diluted net income per AB Unit	$0.51	$0.60

For the three months ended March 31, 2017 and 2016, we excluded 2,437,307 and 2,888,476 options, respectively, from the diluted net income computation due to their anti-dilutive effect.

Index

7.	Cash and Securities Segregated Under Federal Regulations and Other Requirements

As of March 31, 2017 and December 31, 2016, $1.2 billion and $0.9 billion, respectively, of U.S. Treasury Bills were segregated in a special reserve bank custody account for the exclusive benefit of our brokerage customers under Rule 15c3-3 of the Exchange Act.

One of our subsidiaries, which serves as the distributor of our U.S. mutual funds, maintains several special bank accounts for the exclusive benefit of customers. As of March 31, 2017 and December 31, 2016, $73.0 million and $52.9 million, respectively, of cash was segregated in these bank accounts.

8.	Investments

Investments consist of:
	March 31, 2017	December 31, 2016
	(in thousands)
Trading:
Long-term incentive compensation-related	$46,511	$50,935
U.S. Treasury Bills	23,974	28,937
Seed capital	194,670	188,053
Equities	5,246	6,602
Exchange-traded options	1,558	3,106
Investments in limited partnership hedge funds:
Long-term incentive compensation-related	15,059	16,826
Seed capital	27,719	23,704
Private equity	44,405	45,278
Time deposits	70,466	70,097
Other	7,444	7,567
Total investments	$437,052	$441,105

Total investments related to long-term incentive compensation obligations of $61.6 million and $67.8 million as of March 31, 2017 and December 31, 2016, respectively, consist of company-sponsored mutual funds and hedge funds. For long-term incentive compensation awards granted before 2009, we typically made investments in our services that were notionally elected by plan participants and maintained them (and continue to maintain them) in a consolidated rabbi trust or separate custodial account. The rabbi trust and custodial account enable us to hold such investments separate from our other assets for the purpose of settling our obligations to participants. The investments held in the rabbi trust and custodial account remain available to the general creditors of AB.

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

We allocate seed capital to our investment teams to help develop new products and services for our clients. The seed capital trading investments are equity and fixed income products, primarily in the form of separately-managed account portfolios, U.S. mutual funds, Luxembourg funds, Japanese investment trust management funds or Delaware business trusts. We also may allocate seed capital to investments in private equity funds, such as a third-party venture capital fund that invests in communications, consumer, digital media, healthcare and information technology markets. In regard to our seed capital investments, the amounts above reflect those funds in which we are not the primary beneficiary of a VIE or hold a controlling financial interest in a VOE. See Note 13, Consolidated Company-Sponsored Investment Funds, for the seed capital investments that are consolidated entities. As of March 31, 2017 and December 31, 2016, our seed capital investments were $533.5 million

Index

and $500.0 million, respectively. Seed capital investments in unconsolidated company-sponsored investment funds are valued using published net asset values or non-published net asset values if they are not listed on an active exchange but have net asset values that are comparable to funds with published net asset values and have no redemption restrictions.

Trading securities also include long positions in corporate equities and long exchange-traded options traded through our options desk.

The portion of trading gains (losses) for the three months ended March 31, 2017 and 2016 related to trading securities held as of March 31, 2017 and 2016 were as follows:

	Three Months Ended March 31,
	2017	2016
	(in thousands)

Net gains recognized during the period	$13,760	$1,232
Less: net gains (losses) recognized during the period on trading securities sold during the period	923	(10,361)
Unrealized gains recognized during the period on trading securities held	$12,837	$11,593

9.	Derivative Instruments

See Note 13, Consolidated Company-Sponsored Investment Funds, for disclosure of derivative instruments held by our consolidated company-sponsored investment funds.

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

The notional value and fair value as of March 31, 2017 and December 31, 2016 for derivative instruments (excluding derivative instruments relating to our options desk trading activities discussed below) not designated as hedging instruments were as follows:

		Fair Value
	Notional Value	Asset Derivatives	Liability Derivatives
	(in thousands)
March 31, 2017:
Exchange-traded futures	$93,712	$536	$1,909
Currency forwards	196,853	5,742	5,690
Interest rate swaps	54,105	635	708
Credit default swaps	39,988	687	1,157
Total return swaps	95,598	168	883
Total derivatives	$480,256	$7,768	$10,347

December 31, 2016:
Exchange-traded futures	$103,108	$1,224	$1,092
Currency forwards	180,820	4,541	4,711
Interest rate swaps	40,664	940	897
Credit default swaps	45,108	1,205	905
Total return swaps	90,043	503	1,044
Total derivatives	$459,743	$8,413	$8,649

Index

As of March 31, 2017 and December 31, 2016, the derivative assets and liabilities are included in both receivables and payables to brokers and dealers on our condensed consolidated statements of financial condition.

The gains and losses for derivative instruments (excluding our options desk trading activities) for the three months ended March 31, 2017 and 2016 recognized in investment gains (losses) in the condensed consolidated statements of income were as follows:

	Three Months Ended March 31,
	2017	2016
	(in thousands)

Exchange-traded futures	$(5,532)	$3,346
Currency forwards	(1,062)	(1,135)
Interest rate swaps	(97)	(1,372)
Credit default swaps	(672)	(408)
Options swaps	—	48
Total return swaps	(2,129)	(4,036)
Net (losses) on derivative instruments	$(9,492)	$(3,557)

We may be exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments. We minimize our counterparty exposure through a credit review and approval process. In addition, we have executed various collateral arrangements with counterparties to the over-the-counter derivative transactions that require both pledging and accepting collateral in the form of cash. As of March 31, 2017, we had no cash collateral payable to trade counterparties. As of December 31, 2016, we held $0.8 million of cash collateral payable to trade counterparties. This obligation to return cash is reported in payables to brokers and dealers in our condensed consolidated statements of financial condition.

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

Certain of our standardized contracts for over-the-counter derivative transactions (“ISDA Master Agreements”) contain credit risk related contingent provisions pertaining to each counterparty’s credit rating. In some ISDA Master Agreements, if the counterparty’s credit rating, or in some agreements, our assets under management (“AUM”), falls below a specified threshold, either a default or a termination event permitting the counterparty to terminate the ISDA Master Agreement would be triggered. In all agreements that provide for collateralization, various levels of collateralization of net liability positions are applicable, depending on the credit rating of the counterparty. As of March 31, 2017 and December 31, 2016, we delivered $8.1 million and $6.2 million, respectively, of cash collateral into brokerage accounts. We report this cash collateral in cash and cash equivalents in our condensed consolidated statements of financial condition.

As of March 31, 2017 and December 31, 2016, we held $1.6 million and $3.1 million, respectively, of long exchange-traded equity options, which are classified as trading investments and included in other investments on our condensed consolidated statements of financial condition. In addition, as of both March 31, 2017 and December 31, 2016, we held $0.9 million and $0.7 million, respectively, of short exchange-traded equity options, which are included in securities sold not yet purchased on our condensed consolidated statements of financial condition. Our options desk provides our clients with equity derivative strategies and execution for exchange-traded options on single stocks, exchange-traded funds and indices. While predominately agency-based, the options desk may commit capital to facilitate a client’s transaction. Our options desk hedges the risks associated with this activity by taking offsetting positions in equities. For the three months ended March 31, 2017 and 2016, we recognized $3.7 million and $8.6 million, respectively, of losses on equity options activity. These losses are recognized in investment gains (losses) in the condensed consolidated statements of income.

Index

10.	Offsetting Assets and Liabilities

See Note 13, Consolidated Company-Sponsored Investment Funds, for disclosure of offsetting assets and liabilities of our consolidated company-sponsored investment funds.

Offsetting of assets as of March 31, 2017 and December 31, 2016 was as follows:

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
	(in thousands)
March 31, 2017:
Securities borrowed	$147,124	$—	$147,124	$(142,789)	$—	$4,335
Derivatives	$7,768	$—	$7,768	$—	$—	$7,768
Long exchange-traded options	$1,558	$—	$1,558	$—	$—	$1,558
December 31, 2016:
Securities borrowed	$82,814	$—	$82,814	$(80,277)	$—	$2,537
Derivatives	$8,413	$—	$8,413	$—	$(810)	$7,603
Long exchange-traded options	$3,106	$—	$3,106	$—	$—	$3,106

Offsetting of liabilities as of March 31, 2017 and December 31, 2016 was as follows:

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Pledged	Net Amount
	(in thousands)
March 31, 2017:
Securities loaned	$—	$—	$—	$—	$—	$—
Derivatives	$10,347	$—	$10,347	$—	$(8,146)	$2,201
Short exchange-traded options	$916	$—	$916	$—	$—	$916
December 31, 2016:
Securities loaned	$—	$—	$—	$—	$—	$—
Derivatives	$8,649	$—	$8,649	$—	$(6,239)	$2,410
Short exchange-traded options	$692	$—	$692	$—	$—	$692

Cash collateral, whether pledged or received on derivative instruments, is not considered material and, accordingly, is not disclosed by counterparty.

Index

11.	Fair Value

See Note 13, Consolidated Company-Sponsored Investment Funds, for disclosure of fair value of our consolidated company-sponsored investment funds.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Valuation of our financial instruments by pricing observability levels as of March 31, 2017 and December 31, 2016 was as follows (in thousands):

Index

	Level 1	Level 2	Level 3	Total
March 31, 2017:
Money markets	$138,734	$—	$—	$138,734
U.S. Treasury Bills	—	1,206,774	—	1,206,774
Trading
Equity securities	146,122	9,980	112	156,214
Fixed income securities	78,892	11,244	—	90,136
Long exchange-traded options	1,558	—	—	1,558
Derivatives	536	7,232	—	7,768
Private equity	—	—	4,914	4,914
Available-for-sale	64	—	—	64
Total assets measured at fair value	$365,906	$1,235,230	$5,026	$1,606,162

Securities sold not yet purchased
Short equities – corporate	$14,921	$—	$—	$14,921
Short exchange-traded options	916	—	—	916
Derivatives	1,909	8,438	—	10,347
Contingent payment arrangements	—	—	17,177	17,177
Total liabilities measured at fair value	$17,746	$8,438	$17,177	$43,361

December 31, 2016:
Money markets	$107,250	$—	$—	$107,250
U.S. Treasury Bills	—	922,126	—	922,126
Trading
Equity securities	148,128	5,724	110	153,962
Fixed income securities	80,473	11,107	—	91,580
Long exchange-traded options	3,106	—	—	3,106
Derivatives	1,224	7,189	—	8,413
Private equity	—	—	4,913	4,913
Available-for-sale	45	—	—	45
Total assets measured at fair value	$340,226	$946,146	$5,023	$1,291,395

Securities sold not yet purchased
Short equities – corporate	$40,252	$—	$—	$40,252
Short exchange-traded options	692	—	—	692
Derivatives	1,092	7,557	—	8,649
Contingent payment arrangements	—	—	17,589	17,589
Total liabilities measured at fair value	$42,036	$7,557	$17,589	$67,182

Included in Note 8, Investments, but excluded in the above fair value table, are the following investments:
•    Limited partnership hedge funds, which are recorded using the equity method of accounting;

•	Other investments, which primarily include miscellaneous investments recorded using the cost or equity method of accounting and long-term deposits; and

•
One private equity investment ($39.5 million and $40.4 million as of March 31, 2017 and December 31, 2016, respectively) which is measured at fair value using net asset value ("NAV"), or its equivalent, as a practical expedient.

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

•
Contingent payment arrangements: Contingent payment arrangements relate to contingent payment liabilities associated with various acquisitions. At each reporting date, we estimate the fair values of the contingent consideration expected to be paid based upon probability-weighted AUM and revenue projections, using unobservable market data inputs, which are included in Level 3 of the valuation hierarchy.

Index

The change in carrying value associated with Level 3 financial instruments carried at fair value, classified as private equity and trading equity securities, is as follows:

	Three Months Ended March 31,
	2017	2016
	(in thousands)

Balance as of beginning of period	$5,023	$16,148
Reclassification (see below)	—	(9,532)
Purchases	—	—
Sales	—	—
Realized gains (losses), net	—	—
Unrealized gains (losses), net	3	(11)
Balance as of end of period	$5,026	$6,605

Transfers into and out of all levels of the fair value hierarchy are reflected at end-of-period fair values. We reclassified the investments of our consolidated private equity fund from investments to investments of consolidated company-sponsored investment funds on our condensed consolidated statement of financial condition (see Note 13, Consolidated Company-Sponsored Investment Funds). Realized and unrealized gains and losses on Level 3 financial instruments are recorded in investment gains and losses in the condensed consolidated statements of income.

As of March 31, 2017 and December 31, 2016, we have an investment in a private equity fund focused exclusively on the energy sector (fair value of $4.9 million for both periods) that is classified as Level 3. This investment’s valuation is based on a market approach, considering recent transactions in the fund and the industry.
The change in carrying value associated with Level 3 financial instruments carried at fair value, classified as contingent payment arrangements, is as follows:

	Three Months Ended March 31,
	2017	2016
	(in thousands)

Balance as of beginning of period	$17,589	$31,399
Accretion	178	353
Payments	(590)	(633)
Balance as of end of period	$17,177	$31,119

As of March 31, 2017 and December 31, 2016, the three acquisition-related contingent consideration liabilities recorded have a combined fair value of $17.2 million and $17.6 million, respectively, and are valued using a projected AUM weighted average growth rate of 18% for one acquisition, and revenue growth rates and discount rates ranging from 4% to 31% and 1.4% to 6.4%, respectively, for the three acquisitions.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We did not have any material assets or liabilities that were measured at fair value for impairment on a nonrecurring basis during the three months ended March 31, 2017 or during the year ended December 31, 2016.

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

AB may be involved in various matters, including regulatory inquiries, administrative proceedings and litigation, some of which may allege significant damages. It is reasonably possible that we could incur losses pertaining to these matters, but currently we cannot estimate any such losses.

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
13. Consolidated Company-Sponsored Investment Funds

We regularly provide seed capital to new company-sponsored investment funds. As such, we may consolidate or de-consolidate a variety of company-sponsored investment funds each quarter. Due to the similarity of risks related to our involvement with each company-sponsored investment fund, disclosures required under the VIE model are aggregated, such as those disclosures regarding the carrying amount and classification of assets.
We are not required to provide financial support to company-sponsored investment funds and only the assets of such funds are available to settle its own liabilities. Our exposure to loss in regard to consolidated company-sponsored investment funds is limited to our investment in, and our management fee earned from, such funds. Equity and debt holders of such funds have no recourse to AB’s assets or to the general credit of AB.

Index

The balances of consolidated VIEs and VOEs included in our condensed consolidated statements of financial condition were as follows:

	March 31, 2017			December 31, 2016
	(in thousands)

	VIEs	VOEs	Total	VIEs	VOEs	Total
Cash and cash equivalents	326,324	319	326,643	337,525	—	337,525
Investments	730,533	23,889	754,422	550,850	23,226	574,076
Other assets	13,571	265	13,836	44,570	—	44,570
Total assets	$1,070,428	$24,473	$1,094,901	$932,945	$23,226	$956,171

Liabilities	398,108	29	398,137	292,800	—	292,800
Redeemable non-controlling interest	394,937	7	394,944	384,294	—	384,294
Partners' capital attributable to AB Unitholders	244,413	24,437	268,850	221,229	23,226	244,455
Non-redeemable non-controlling interests in consolidated entities	32,970	—	32,970	34,622	—	34,622
Total liabilities, redeemable non-controlling interest and partners' capital	$1,070,428	$24,473	$1,094,901	$932,945	$23,226	$956,171

Index

Fair Value
Cash and cash equivalents include cash on hand, demand deposits, overnight commercial paper and highly liquid investments with original maturities of three months or less. Due to the short-term nature of these instruments, the recorded value has been determined to approximate fair value.

Valuation of consolidated company-sponsored investment funds' financial instruments by pricing observability levels as of March 31, 2017 and December 31, 2016 was as follows (in thousands):

	Level 1	Level 2	Level 3	Total
March 31, 2017:
Investments - VIEs	$494,620	$225,560	$10,273	$730,453
Investments - VOEs	11,357	11,719	—	23,076
Derivatives - VIEs	39	4,319	—	4,358
Derivatives - VOEs	$—	$13	$—	$13
Total assets measured at fair value	$506,016	$241,611	$10,273	$757,900

Short equities - VIEs	$381,632	$—	$—	$381,632
Derivatives - VIEs	20	4,848	—	4,868
Derivatives - VOEs	$—	$—	$—	$—
Total liabilities measured at fair value	$381,652	$4,848	$—	$386,500

December 31, 2016:
Investments - VIEs	$341,830	$203,197	$5,741	$550,768
Investments - VOEs	10,188	12,061	—	22,249
Derivatives - VIEs	58	1,739	—	1,797
Total assets measured at fair value	$352,076	$216,997	$5,741	$574,814

Short equities - VIEs	$248,419	$—	$—	$248,419
Derivatives - VIEs	48	2,033	—	2,081
Total liabilities measured at fair value	$248,467	$2,033	$—	$250,500

See Note 11 for a description of the fair value methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.

The change in carrying value associated with Level 3 financial instruments carried at fair value within consolidated company-sponsored investment funds was as follows:

Index

	Three Months Ended March 31,
	2017	2016
	(in thousands)

Balance as of beginning of period	$5,741	$—
Impact of adoption of ASU 2015-02	—	14,740
Transfers in	749	—
Purchases	4,577	6
Sales	(1,073)	(53)
Realized (losses), net	(12)	—
Unrealized gains, net	271	715
Accrued discounts	20	18
Balance as of end of period	$10,273	$15,426

The level 3 securities primarily consist of corporate bonds that are vendor priced with no ratings available, bank loans, non-agency collateralized mortgage obligations and asset-backed securities.

Transfers into and out of all levels of the fair value hierarchy are reflected at end-of-period fair values. Realized and unrealized gains and losses on Level 3 financial instruments are recorded in investment gains and losses in the condensed consolidated statements of income.

Derivative Instruments
As of March 31, 2017 and December 31, 2016, the VIEs held $20.4 million and $2.9 million (net), respectively, of futures, forwards and swaps within their portfolios (including $20.9 million and $3.2 million, respectively, of derivatives included in their investments balance on the condensed consolidated statements of financial condition. For the three months ended March 31, 2017 and 2016, we recognized $7.2 million and $3.0 million, respectively, of gains on these derivative positions. These gains are recognized in investment gains (losses) in the condensed consolidated statements of income. As of March 31, 2017 and December 31, 2016, the VIEs held $0.7 million and $0.5 million, respectively, of cash collateral payable to trade counterparties. This obligation to return cash is reported in the liabilities of consolidated company-sponsored investment funds in our condensed consolidated statements of financial condition. As of March 31, 2017 and December 31, 2016, the VIEs delivered $5.6 million and $3.3 million, respectively, of cash collateral into brokerage accounts. The VIEs report this cash collateral in the consolidated company-sponsored investment funds cash and cash equivalents in our condensed consolidated statements of financial condition.
As of March 31, 2017, the VOEs held $43,105 (net) of futures, forwards and swaps within their portfolios. For the three months ended March 31, 2017, we recognized $0.4 million of losses on these derivative positions. These gains are recognized in investments gains (losses) in the condensed consolidated statements of income. As of March 31, 2017, the VOEs had no cash collateral payable to trade counterparties. As of March 31, 2017, the VOEs delivered $0.3 million of cash collateral into brokerage accounts. The VOEs report this cash collateral in the consolidated company-sponsored investment funds cash and cash equivalents in our condensed consolidated statements of financial condition.

Index

Offsetting Assets and Liabilities
Offsetting of derivative assets of consolidated company-sponsored investment funds as of March 31, 2017 and December 31, 2016 was as follows:

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Financial Instruments	Collateral Received	Net Amount
	(in thousands)
March 31, 2017:
Derivatives - VIEs	$25,255	$—	$25,255	$—	$(652)	$24,603
Derivatives - VOEs	$43	$—	$43	$—	$—	$43
December 31, 2016:
Derivatives - VIEs	$4,997	$—	$4,997	$—	$(461)	$4,536

Offsetting of derivative liabilities of consolidated company-sponsored investment funds as of March 31, 2017 and December 31, 2016 was as follows:

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities Presented in the Statement of Financial Position	Financial Instruments	Collateral Pledged	Net Amount
	(in thousands)
March 31, 2017:
Derivatives - VIEs	$4,868	$—	$4,868	$—	$(4,868)	$—
Derivatives - VOEs	$—	$—	$—	$—	$—	$—
December 31, 2016:
Derivatives - VIEs	$2,081	$—	$2,081	$—	$(2,081)	$—

Cash collateral, whether pledged or received on derivative instruments, is not considered material and, accordingly, is not disclosed by counterparty.
Non-Consolidated VIEs
As of March 31, 2017, the net assets of company-sponsored investment products that are non-consolidated VIEs are approximately $49.3 billion, and our maximum risk of loss is our investment of $23.6 million in these VIEs and advisory fee receivables from these VIEs, which are not material.

Index

14.	Units Outstanding

Changes in AB Units outstanding during the three-month period ended March 31, 2017 were as follows:

Outstanding as of December 31, 2016	268,893,534
Options exercised	262,819
Units issued	907,449
Units retired	(1,349,254)
Balance as of March 31, 2017	268,714,548

15.	Debt

As of March 31, 2017 and December 31, 2016, AB had $607.9 million and $513.0 million, respectively, in commercial paper outstanding with weighted average interest rates of approximately 1.1% and 0.9%, respectively. The commercial paper is short term in nature, and as such, recorded value is estimated to approximate fair value (and considered a Level 2 security in the fair value hierarchy). Average daily borrowings of commercial paper during the first three months of 2017 and the full year 2016 were $532.2 million and $422.9 million, respectively, with weighted average interest rates of approximately 0.9% and 0.6%, respectively.

16.	Changes in Capital

Changes in capital during the three-month period ended March 31, 2017 were as follows:

	Partners’ Capital Attributable to AB Unitholders	Non-Controlling Interests In Consolidated Entities	Total Capital
	(in thousands)

Balance as of December 31, 2016	$4,032,017	$36,172	$4,068,189
Comprehensive income:
Net income	139,937	1,632	141,569
Other comprehensive income, net of tax:
Unrealized (losses) on investments	(18)	—	(18)
Foreign currency translation adjustments	8,791	76	8,867
Changes in employee benefit related items	189	—	189
Comprehensive income	148,899	1,708	150,607

Distributions to General Partner and unitholders	(198,040)	—	(198,040)
Compensation-related transactions	(18,673)	—	(18,673)
Capital contributions to affiliates	(81)	—	(81)
Distributions to non-controlling interests of our consolidated venture capital fund	—	(3,137)	(3,137)
Balance as of March 31, 2017	$3,964,122	$34,743	$3,998,865

Index

Changes in capital during the three-month period ended March 31, 2016 were as follows:

	Partners’ Capital Attributable to AB Unitholders	Non-Controlling Interests In Consolidated Entities	Total Capital
	(in thousands)

Balance as of December 31, 2015	$3,992,748	$24,473	$4,017,221
Comprehensive income:
Net income (loss)	166,284	(6,902)	159,382
Other comprehensive income, net of tax:
Unrealized (losses) on investments	(6)	—	(6)
Foreign currency translation adjustments	5,174	51	5,225
Changes in employee benefit related items	(433)	—	(433)
Comprehensive income	171,019	(6,851)	164,168

Distributions to General Partner and unitholders	(153,433)	—	(153,433)
Compensation-related transactions	(37,353)	—	(37,353)
Capital contributions from affiliates	6,348	—	6,348
Other	(1)	—	(1)
Balance as of March 31, 2016	$3,979,328	$17,622	$3,996,950

We decreased our March 31, 2016 partners' capital attributable to AB Unitholders and total capital reported in prior periods by $40.3 million as a result of a financial statement revision in the third quarter of 2016. Please see Note 1 for further discussion.

During 2016, deferred taxes were not recognized on foreign currency translation adjustments for foreign subsidiaries, which had earnings that were considered permanently invested outside the United States.

17.	Non-controlling Interests

Non-controlling interest in net income for the three months ended March 31, 2017 and 2016 consisted of the following:

	Three Months Ended March 31,
	2017	2016
	(in thousands)

Consolidated company-sponsored investment funds	$16,171	$(5,848)
Other	147	100
Total non-controlling interest in net income (loss)	$16,318	$(5,748)

Index

Non-redeemable non-controlling interest as of March 31, 2017 and December 31, 2016 consisted of the following:

	March 31, 2017	December 31, 2016
	(in thousands)

Consolidated company-sponsored investment funds	$32,970	$34,622
Other	1,773	1,550
Total non-redeemable non-controlling interest	$34,743	$36,172

Redeemable non-controlling interest as of March 31, 2017 and December 31, 2016 consisted of the following:

	March 31, 2017	December 31, 2016
	(in thousands)

Consolidated company-sponsored investment funds	$394,944	$384,294
CPH Capital Fondsmaeglerselskab A/S acquisition	8,665	8,665
Total redeemable non-controlling interest	$403,609	$392,959

Index

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview
Our total assets under management ("AUM") as of March 31, 2017 were $497.9 billion, up $17.7 billion, or 3.7%, compared to December 31, 2016, and up $18.9 billion, or 4.0%, compared to March 31, 2016. During the first quarter of 2017, AUM increased as a result of market appreciation of $17.9 billion, offset by net outflows of $0.2 billion (Institutions outflows of $1.9 billion, offset by Retail inflows of $1.6 billion and Private Wealth Management inflows of $0.1 billion). During the twelve months ended March 31, 2017, AUM increased as a result of market appreciation of $31.6 billion, offset by net outflows of $12.2 billion (primarily due to Institutional outflows of $9.1 billion and Retail outflows of $2.6 billion).
Institutional AUM increased $5.6 billion, or 2.4%, to $244.9 billion during the first quarter of 2017, due to market appreciation of $7.5 billion, offset by net outflows of $1.9 billion. Gross sales decreased 62.4% sequentially from $6.7 billion during the fourth quarter of 2016 to $2.5 billion during the first quarter of 2017. Redemptions and terminations increased from $1.3 billion sequentially to $5.4 billion.
Retail AUM increased $8.7 billion, or 5.4%, to $168.9 billion during the first quarter of 2017, due to market appreciation of $7.1 billion and net inflows of $1.6 billion. Gross sales increased 30.7% sequentially from $10.3 billion during the fourth quarter of 2016 to $13.5 billion during the first quarter of 2017. Redemptions and terminations decreased 2.6% sequentially from $10.5 billion to $10.2 billion.
Private Wealth Management AUM increased $3.4 billion, or 4.1%, to $84.1 billion during the first quarter of 2017, due to market appreciation of $3.3 billion and net inflows of $0.1 billion. Gross sales increased 28.5% sequentially from $2.3 billion during the fourth quarter of 2016 to $3.0 billion during the first quarter of 2017. Redemptions and terminations increased 12.7% sequentially from $2.4 billion to $2.8 billion.
Bernstein Research Services revenue for the first quarter of 2017 was $112.7 million, down $13.7 million, or 10.9%, compared to the first quarter of 2016, due to lower client trading activity in the U.S. and Asia and the effect of a stronger U.S. dollar and shift to lower fee electronic trading activity in Europe.
Net revenues for the first quarter of 2017 decreased $4.2 million, or 0.5%, to $764.9 million from $769.1 million in the first quarter of 2016. The most significant contributors to the decrease were lower investment gains of $40.4 million and lower Bernstein Research Services revenue of $13.7 million, which offset higher investment advisory base fees of $41.4 million and higher performance-based fees of $5.5 million. Operating expenses for the first quarter of 2017 increased $2.5 million, or 0.4%, to $598.6 million from $596.1 million in the first quarter of 2016. The increase primarily was due to higher employee compensation and benefits of $19.7 million and higher general and administrative expenses of $8.3 million, offset by lower real estate charges of $27.6 million. Our operating income decreased $6.7 million, or 3.9%, to $166.3 million from $173.0 million and our operating margin decreased to 19.6% in the first quarter of 2017 from 23.2% in the first quarter of 2016.
Market Environment
The year got off to a strong start in 2017, following up on a strong fourth quarter of 2016. U.S. and global equity markets rallied, and global fixed income markets were up as well. In the U.S., market moves that were underway following the surprise outcome of the presidential election continued, with investors buoyed by future prospects for corporate and individual tax rate cuts and increased infrastructure spending. In another sign of increased confidence in the strength of the economy, the Federal Reserve raised U.S. interest rates in March for the third time since the global financial crisis and signaled the possibility of two more increases in 2017. Uncertainty remains, however, over issues such as the upcoming French presidential and parliamentary elections, the reality of Great Britain exiting the European Union, political divisiveness in the U.S., the growth outlook for emerging markets such as China and the ongoing phenomenon of active assets shifting rapidly to passive.

Index

Assets Under Management

Assets under management by distribution channel are as follows:

	As of March 31,
	2017	2016	$ Change	% Change
	(in billions)

Institutions	$244.9	$244.8	$0.1	—%
Retail	168.9	155.9	13.0	8.4
Private Wealth Management	84.1	78.3	5.8	7.4
Total	$497.9	$479.0	$18.9	4.0

Assets under management by investment service are as follows:

	As of March 31,
	2017	2016	$ Change	% Change
	(in billions)
Equity
Actively Managed	$118.8	$110.1	$8.7	8.0%
Passively Managed(1)	48.9	45.5	3.4	7.4
Total Equity	167.7	155.6	12.1	7.8

Fixed Income
Actively Managed
Taxable	228.1	219.1	9.0	4.1
Tax–exempt	37.8	35.0	2.8	8.0
	265.9	254.1	11.8	4.7

Passively Managed(1)	11.1	10.3	0.8	8.3
Total Fixed Income	277.0	264.4	12.6	4.8

Other(2)	53.2	59.0	(5.8)	(9.9)
Total	$497.9	$479.0	$18.9	4.0

(1)Includes index and enhanced index services.
(2)Includes certain multi-asset solutions and services and certain alternative investments.

Index

Changes in assets under management for the three-month and twelve-month periods ended March 31, 2017 are as follows:

	Distribution Channel
	Institutions	Retail	Private Wealth Management	Total
	(in billions)

Balance as of December 31, 2016	$239.3	$160.2	$80.7	$480.2
Long-term flows:
Sales/new accounts	2.5	13.5	3.0	19.0
Redemptions/terminations	(5.4)	(10.2)	(2.8)	(18.4)
Cash flow/unreinvested dividends	1.0	(1.7)	(0.1)	(0.8)
Net long-term (outflows) inflows	(1.9)	1.6	0.1	(0.2)
Market appreciation	7.5	7.1	3.3	17.9
Net change	5.6	8.7	3.4	17.7
Balance as of March 31, 2017	$244.9	$168.9	$84.1	$497.9

Balance as of March 31, 2016	$244.8	$155.9	$78.3	$479.0
Long-term flows:
Sales/new accounts	19.6	47.0	10.0	76.6
Redemptions/terminations	(19.8)	(43.9)	(10.0)	(73.7)
Cash flow/unreinvested dividends	(8.9)	(5.7)	(0.5)	(15.1)
Net long-term outflows	(9.1)	(2.6)	(0.5)	(12.2)
Acquisition	2.5	—	—	2.5
AUM adjustments(1)	(3.0)	—	—	(3.0)
Transfers	—	0.1	(0.1)	—
Market appreciation	9.7	15.5	6.4	31.6
Net change	0.1	13.0	5.8	18.9
Balance as of March 31, 2017	$244.9	$168.9	$84.1	$497.9

(1)
During the second quarter of 2016, we removed $3.0 billion of Customized Retirement Solutions assets from AUM as our asset management services transitioned to consulting services. In addition, we previously made minor adjustments to reported AUM for reporting methodology changes that do not represent inflows or outflows.

Index

	Investment Service
	Equity Actively Managed	Equity Passively Managed(1)	Fixed Income Actively Managed - Taxable	Fixed Income Actively Managed - Tax- Exempt	Fixed Income Passively Managed(1)	Other(2)	Total
	(in billions)

Balance as of December 31, 2016	$111.9	$48.1	$220.9	$36.9	$11.1	$51.3	$480.2
Long-term flows:
Sales/new accounts	4.9	0.4	11.2	2.0	—	0.5	19.0
Redemptions/terminations	(4.8)	(1.0)	(9.9)	(1.7)	(0.1)	(0.9)	(18.4)
Cash flow/unreinvested dividends	(0.8)	(1.4)	1.4	—	(0.1)	0.1	(0.8)
Net long-term (outflows) inflows	(0.7)	(2.0)	2.7	0.3	(0.2)	(0.3)	(0.2)
Market appreciation	7.6	2.8	4.5	0.6	0.2	2.2	17.9
Net change	6.9	0.8	7.2	0.9	—	1.9	17.7
Balance as of March 31, 2017	$118.8	$48.9	$228.1	$37.8	$11.1	$53.2	$497.9

Balance as of March 31, 2016	$110.1	$45.5	$219.1	$35.0	$10.3	$59.0	$479.0
Long-term flows:
Sales/new accounts	15.4	0.9	48.4	8.5	0.2	3.2	76.6
Redemptions/terminations	(20.3)	(1.6)	(36.4)	(5.6)	(0.6)	(9.2)	(73.7)
Cash flow/unreinvested dividends	(3.4)	(3.0)	(6.3)	(0.2)	1.2	(3.4)	(15.1)
Net long-term (outflows) inflows	(8.3)	(3.7)	5.7	2.7	0.8	(9.4)	(12.2)
Acquisition	—	—	—	—	—	2.5	2.5
AUM adjustments(3)	—	—	—	—	—	(3.0)	(3.0)
Market appreciation	17.0	7.1	3.3	0.1	—	4.1	31.6
Net change	8.7	3.4	9.0	2.8	0.8	(5.8)	18.9
Balance as of March 31, 2017	$118.8	$48.9	$228.1	$37.8	$11.1	$53.2	$497.9

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

Index

Average assets under management by distribution channel and investment service were as follows:

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
	(in billions)
Distribution Channel:
Institutions	$243.8	$237.5	$6.3	2.6%
Retail	164.9	151.5	13.4	8.9
Private Wealth Management	82.5	76.4	6.1	8.0
Total	$491.2	$465.4	$25.8	5.5

Investment Service:
Equity Actively Managed	$115.7	$106.9	$8.8	8.4%
Equity Passively Managed(1)	48.7	44.3	4.4	9.7
Fixed Income Actively Managed – Taxable	226.0	211.5	14.5	6.9
Fixed Income Actively Managed – Tax-exempt	37.3	34.2	3.1	8.9
Fixed Income Passively Managed(1)	11.1	10.2	0.9	8.6
Other (2)	52.4	58.3	(5.9)	(10.1)
Total	$491.2	$465.4	$25.8	5.5

(1)Includes index and enhanced index services.
(2)Includes certain multi-asset solutions and services and certain alternative investments.

Our Institutional channel first quarter average AUM of $243.8 billion increased $6.3 billion, or 2.6%, compared to the first quarter of 2016, while our Institutional AUM increased $0.1 billion, to $244.9 billion over the last twelve months. The $0.1 billion increase in AUM primarily resulted from market appreciation of $9.7 billion, offset by net outflows of $9.1 billion.
Our Retail channel first quarter average AUM of $164.9 billion increased $13.4 billion, or 8.9%, compared to the first quarter of 2016, primarily due to our Retail AUM increasing $13.0 billion, or 8.4%, to $168.9 billion over the last twelve months. The $13.0 billion increase in AUM primarily resulted from market appreciation of $15.5 billion, offset by net outflows of $2.6 billion.
Our Private Wealth Management channel first quarter average AUM of $82.5 billion increased $6.1 billion, or 8.0%, compared to the first quarter of 2016, primarily due to our Private Wealth Management AUM increasing $5.8 billion, or 7.4%, to $84.1 billion over the last twelve months. The $5.8 billion increase in AUM primarily resulted from market appreciation of $6.4 billion, offset by net outflows of $0.5 billion.

Index

Absolute investment composite returns, gross of fees, and relative performance as of March 31, 2017 compared to benchmarks for certain representative Institutional equity and fixed income services are as follows:

	1-Year	3-Year	5-Year
Global High Income - Hedged (fixed income)
Absolute return	16.4%	5.3%	7.6%
Relative return (vs. Bloomberg Barclays Global High Yield Index - Hedged)	1.4	(0.3)	—
Global Fixed Income - Hedged (fixed income)
Absolute return	(0.2)	3.7	3.5
Relative return (vs. JPM GLBL BD)	(0.1)	—	0.1
Global Plus - Hedged (fixed income)
Absolute return	3.7	4.4	4.2
Relative return (vs. Bloomberg Barclays Global Aggregate Index - Hedged)	2.6	0.8	0.8
Intermediate Municipal Bonds (fixed income)
Absolute return	0.3	2.5	2.3
Relative return (vs. Lipper Short/Int. Blended Muni Fund Avg)	0.4	0.9	0.7
U.S. Strategic Core Plus (fixed income)
Absolute return	2.5	3.8	3.5
Relative return (vs. Bloomberg Barclays U.S. Aggregate Index)	2.1	1.1	1.1
Emerging Market Debt (fixed income)
Absolute return	13.1	5.8	5.7
Relative return (vs. JPM EMBI Global/JPM EMBI)	4.3	0.1	0.5
Emerging Markets Value
Absolute return	20.3	3.2	0.5
Relative return (vs. MSCI EM Index)	3.1	2.0	(0.4)
Global Strategic Value
Absolute return	16.0	5.3	10.5
Relative return (vs. MSCI ACWI Index)	0.9	0.2	2.1
U.S. Small & Mid Cap Value
Absolute return	23.1	9.4	14.4
Relative return (vs. Russell 2500 Value Index)	(0.1)	1.8	1.5
U.S. Strategic Value
Absolute return	14.3	5.5	11.5
Relative return (vs. Russell 1000 Value Index)	(4.9)	(3.2)	(1.7)
U.S. Small Cap Growth
Absolute return	28.3	5.1	11.3
Relative return (vs. Russell 2000 Growth Index)	5.2	(1.6)	(0.8)
U.S. Large Cap Growth
Absolute return	15.5	14.0	15.1
Relative return (vs. Russell 1000 Growth Index)	(0.3)	2.7	1.8
U.S. Small & Mid Cap Growth
Absolute return	21.1	5.9	11.0
Relative return (vs. Russell 2500 Growth Index)	1.4	(1.3)	(1.1)
Concentrated U.S. Growth
Absolute return	19.1	11.7	13.8
Relative return (vs. S&P 500 Index)	2.0	1.3	0.5
Select U.S. Equity
Absolute return	15.8	10.0	13.2
Relative return (vs. S&P 500 Index)	(1.4)	(0.4)	(0.1)
Strategic Equities (inception June 30, 2012)
Absolute return	14.7	10.6	N/A
Relative return (vs. Russell 3000 Index)	(3.4)	0.8	N/A
Global Core Equity
Absolute return	16.0	5.7	10.4
Relative return (vs. MSCI ACWI Index)	1.0	0.6	2.0

Index

Consolidated Results of Operations

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
	(in thousands, except per unit amounts)

Net revenues	$764,917	$769,126	$(4,209)	(0.5)%
Expenses	598,605	596,084	2,521	0.4
Operating income	166,312	173,042	(6,730)	(3.9)
Income taxes	10,057	12,506	(2,449)	(19.6)
Net income	156,255	160,536	(4,281)	(2.7)
Net income (loss) of consolidated entities attributable to non-controlling interests	16,318	(5,748)	22,066	n/m
Net income attributable to AB Unitholders	$139,937	$166,284	$(26,347)	(15.8)

Diluted net income per AB Unit	$0.51	$0.60	$(0.09)	(15.0)

Distributions per AB Unit	$0.52	$0.45	$0.07	15.6

Operating margin (1)	19.6%	23.2%

(1)Operating income excluding net (loss) income attributable to non-controlling interests as a percentage of net revenues.

Net income attributable to AB Unitholders for the three months ended March 31, 2017 decreased $26.3 million, or 15.8%, from the three months ended March 31, 2016. The decrease resulted from (in millions):

Higher base advisory fees	$41.4
Lower real estate charges	27.6
Lower investment gains	(40.4)
Net income in the current year compared to net loss in the prior year of consolidate entities attributable to non-controlling interest	(22.1)
Higher employee compensation and benefits	(19.7)
Lower Bernstein Research Services revenue	(13.7)
Other	0.6
$(26.3)

Revision

During the third quarter of 2016, management determined that the frequency with which we settled our U.S. inter-company payable balances with foreign subsidiaries over the past several years created deemed dividends under Section 956 of the U.S. Internal Revenue Code of 1986, as amended ("Section 956"). In the past, we funded our foreign subsidiaries as they required cash for their operations rather than pre-fund them each quarter, thereby reducing the inter-company balance to zero on a quarterly basis, as required by Section 956. As a result, we had been understating our income tax provision and income tax liability since 2010. In regard to our revision of previously issued financial statements, we recorded a cumulative adjustment to our January 1, 2012 partners' capital account and revised our consolidated statements of financial condition and consolidated statements of income from 2012 through the second quarter of 2016. See Note 1 to our consolidated financial statements contained in Item 1 for further discussion.

Index

Real Estate Charges

Since 2010, in connection with our workforce reductions and in an effort to reduce our global real estate footprint, we have implemented a global office space consolidation. As a result, we have sub-leased over one million square feet of office space.

During the first three months of 2017, we recorded pre-tax real estate credits of $2,000. During the first three months of 2016, we recorded pre-tax real estate charges of $27.6 million, resulting from new charges of $28.5 million relating to the further consolidation of office space at our New York offices, offset by changes in estimates related to previously recorded real estate charges.

Units Outstanding

Each quarter, we consider whether to implement a plan to repurchase AB Holding Units pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (“Exchange Act”). A Rule 10b5-1 plan allows a company to repurchase its shares at times when it otherwise might be prevented from doing so because of self-imposed trading blackout periods or because it possesses material non-public information. Each broker we select has the authority under the terms and limitations specified in the plan to repurchase AB Holding Units on our behalf in accordance with the terms of the plan. Repurchases are subject to regulations promulgated by the SEC as well as certain price, market volume and timing constraints specified in the plan. The plan adopted during the fourth quarter of 2016 expired at the close of business on February 10, 2017; we did not adopt a plan during the first quarter of 2017. We may adopt additional Rule 10b5-1 plans in the future to engage in open-market purchases of AB Holding Units to help fund anticipated obligations under our incentive compensation award program and for other corporate purposes.

Cash Distributions

AB is required to distribute all of its Available Cash Flow, as defined in the AB Partnership Agreement, to its Unitholders and to the General Partner. Available Cash Flow typically is the adjusted diluted net income per unit for the quarter multiplied by the number of general and limited partnership interests at the end of the quarter. In future periods, management anticipates that Available Cash Flow will continue to be based on adjusted diluted net income per unit, unless management determines, with the concurrence of the Board of Directors, that one or more adjustments that are made for adjusted net income should not be made with respect to the Available Cash Flow calculation. See Note 4 to the condensed consolidated financial statements contained in Item 1 for a description of Available Cash Flow.

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

	Three Months Ended March 31,
	2017	2016
	(in thousands)

Net revenues, US GAAP basis	$764,917	$769,126
Adjustments:
Long-term incentive compensation-related investment (gains) losses	(2,979)	1,326
Long-term incentive compensation-related dividends and interest	(158)	(151)
Distribution-related payments	(96,367)	(87,127)
Amortization of deferred sales commissions	(9,079)	(11,242)
Pass-through fees and expenses	(10,407)	(11,651)
Gain on sale of investment carried at cost	—	(75,273)
Impact of consolidated company-sponsored funds	(22,155)	5,058
Adjusted net revenues	$623,772	$590,066

Operating income, US GAAP basis	$166,312	$173,042
Adjustments:
Long-term incentive compensation-related items	68	963
Gain on sale of investment carried at cost	—	(75,273)
Acquisition-related expenses	524	—
Real estate (credits) charges	(2)	27,586
Sub-total of non-GAAP adjustments	590	(46,724)
Less: Net income (loss) of consolidated entities attributable to non-controlling interests	16,318	(5,748)
Adjusted operating income	$150,584	$132,066

Adjusted operating margin	24.1%	22.4%

Adjusted operating income for the three months ended March 31, 2017 increased $18.5 million, or 14.0%, from the three months ended March 31, 2016, primarily due to higher investment advisory base fees of $41.6 million and higher performance-based fees of $5.5 million, offset by higher employee compensation expense (excluding the impact of long-term incentive compensation-related items) of $15.8 million and lower Bernstein Research Services revenue of $13.7 million.

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

We adjust for the revenue impact of consolidating company-sponsored investment funds by eliminating the consolidated company-sponsored investment funds' revenues and including AB's fees from such consolidated company-sponsored investment funds and AB's investment gains and losses on its investments in such consolidated company-sponsored investment funds that were eliminated in consolidation. Lastly, in the first quarter of 2016 we excluded a realized gain of $75.3 million resulting from the liquidation of an investment in Jasper Wireless Technologies, Inc. ("Jasper"), which was acquired by Cisco Systems, Inc., because it was not part of our core operating results.

Adjusted Operating Income

Adjusted operating income represents operating income on a US GAAP basis excluding (1) the impact on net revenues and compensation expense of the investment gains and losses (as well as the dividends and interest) associated with employee long-term incentive compensation-related investments, (2) the gain on the sale of our investment in Jasper, (3) real estate charges (credits), (4) acquisition-related expenses, and (5) the impact of consolidated company-sponsored investment funds.

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

We adjusted for the operating income impact of consolidating certain company-sponsored investment funds by eliminating the consolidated company-sponsored funds' revenues and expenses and including AB's revenues and expenses that were eliminated in consolidation. We also excluded the limited partner interests we do not own.

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

Index

Net Revenues

The components of net revenues are as follows:

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
	(in thousands)
Investment advisory and services fees:
Institutions:
Base fees	$102,409	$96,980	$5,429	5.6%
Performance-based fees	4,226	514	3,712	722.2
	106,635	97,494	9,141	9.4
Retail:
Base fees	209,097	189,968	19,129	10.1
Performance-based fees	1,606	—	1,606	n/m
	210,703	189,968	20,735	10.9
Private Wealth Management:
Base fees	180,670	163,843	16,827	10.3
Performance-based fees	282	108	174	161.1
	180,952	163,951	17,001	10.4
Total:
Base fees	492,176	450,791	41,385	9.2
Performance-based fees	6,114	622	5,492	883.0
	498,290	451,413	46,877	10.4

Bernstein Research Services	112,741	126,465	(13,724)	(10.9)
Distribution revenues	96,554	92,692	3,862	4.2
Dividend and interest income	14,056	10,073	3,983	39.5
Investment gains (losses)	25,201	65,587	(40,386)	(61.6)
Other revenues	22,365	24,971	(2,606)	(10.4)
Total revenues	769,207	771,201	(1,994)	(0.3)
Less: Interest expense	4,290	2,075	2,215	106.7
Net revenues	$764,917	$769,126	$(4,209)	(0.5)

Investment Advisory and Services Fees

Investment advisory and services fees are the largest component of our revenues. These fees generally are calculated as a percentage of the value of AUM as of a specified date, or as a percentage of the value of average AUM for the applicable billing period, and vary with the type of investment service, the size of account and the total amount of assets we manage for a particular client. Accordingly, fee income generally increases or decreases as AUM increase or decrease and is affected by market appreciation or depreciation, the addition of new client accounts or client contributions of additional assets to existing accounts, withdrawals of assets from and termination of client accounts, purchases and redemptions of mutual fund shares, shifts of assets between accounts or products with different fee structures, and acquisitions. Our average basis points realized (investment advisory and services fees divided by average AUM) generally approximate 50 to 110 basis points for actively-managed equity services, 15 to 60 basis points for actively-managed fixed income services and 5 to 20 basis points for passively-managed services. Average basis points realized for other services could range from 5 basis points for certain Institutional asset allocation services to over 100 basis points for certain Retail and Private Wealth Management alternative services. These ranges include all-inclusive fee arrangements (covering investment management, trade execution and other services) for our Private Wealth Management clients.

Index

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

We sometimes charge our clients performance-based fees. In these situations, we charge a base advisory fee and are eligible to earn an additional performance-based fee or incentive allocation that is calculated as either a percentage of absolute investment results or a percentage of investment results in excess of a stated benchmark over a specified period of time. Some performance-based fees include a high-watermark provision, which generally provides that if a client account underperforms relative to its performance target (whether absolute or relative to a specified benchmark), it must gain back such underperformance before we can collect future performance-based fees. Therefore, if we fail to achieve our performance target for a particular period, we will not earn a performance-based fee for that period and, for accounts with a high-watermark provision, our ability to earn future performance-based fees will be impaired. We are eligible to earn performance-based fees on 7.0%, 4.0% and 0.9% of the assets we manage for institutional clients, private wealth clients and retail clients, respectively (in total, 4.4% of our AUM).

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

For the three months ended March 31, 2017, our investment advisory and services fees increased by $46.9 million, or 10.4%, from the three months ended March 31, 2016, primarily due to a $41.4 million, or 9.2%, increase in base fees, which primarily resulted from a 5.5% increase in average AUM and the impact of a shift in distribution channel mix from Institutions to Retail and Private Wealth Management, which generally have higher fees. In addition, performance-based fees increased by $5.5 million.

Institutional investment advisory and services fees for the three months ended March 31, 2017 increased by $9.1 million, or 9.4%, from the three months ended March 31, 2016, primarily due to a $5.4 million, or 5.6%, increase in base fees, which primarily resulted from a 2.6% increase in average AUM and the impact of a shift in product mix into active equities, which generally have higher fees. In addition, performance-based fees increased $3.7 million.

Retail investment advisory and services fees for the three months ended March 31, 2017 increased by $20.7 million, or 10.9%, from the three months ended March 31, 2016, due to an increase in base fees of $19.1 million, or 10.1%, primarily resulting from a 8.9% increase in average AUM.

Private Wealth Management investment advisory and services fees for the three months ended March 31, 2017 increased by $17.0 million, or 10.4%, from the three months ended March 31, 2016, due to an increase in base fees of $16.8 million, or 10.3%, primarily resulting from an 8.0% increase in average AUM.

Bernstein Research Services

Bernstein Research Services revenue consists principally of equity commissions received for providing equity research and brokerage-related services to institutional investors.

Index

Revenues from Bernstein Research Services for the three months ended March 31, 2017 decreased $13.7 million, or 10.9%, compared to the corresponding period in 2016, due to lower client trading activity in the U.S. and Asia and the effect of a stronger U.S. dollar and shift to lower fee electronic trading activity in Europe.

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
Distribution revenues for the three months ended March 31, 2017 increased $3.9 million, or 4.2%, primarily due to the corresponding average AUM of these mutual funds increasing 6.8%.

Dividend and Interest Income and Interest Expense

Dividend and interest income consists primarily of investment income and interest earned on customer margin balances and U.S. Treasury Bills. Interest expense principally reflects interest accrued on cash balances in customers’ brokerage accounts. Dividend and interest income, net of interest expense, for the three months ended March 31, 2017 increased $1.8 million, compared to the corresponding period in 2016, primarily due to higher dividend and interest income in our consolidated company-sponsored investment funds.

Investment Gains (Losses)

Investment gains (losses) consist primarily of realized and unrealized investment gains or losses on: (i) employee long-term incentive compensation-related investments, (ii) U.S. Treasury Bills, (ii) market-making in exchange-traded options and equities, (iv) seed capital investments, (v) derivatives and (vi) investments in our consolidated company-sponsored investment funds. Investments gains (losses) also include equity in earnings of proprietary investments in limited partnership hedge funds that we sponsor and manage.

Index

Investment gains (losses) are as follows:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Long-term incentive compensation-related investments
Realized gains (losses)	$1,737	$937
Unrealized gains (losses)	1,241	(2,264)

Investments held by consolidated company-sponsored funds
Realized gains (losses)	(2,632)	462
Unrealized gains (losses)	26,834	(8,032)

Seed capital investments
Realized gains (losses)
Seed capital	636	66,082
Derivatives	(7,177)	2,838
Unrealized gains (losses)
Seed capital	7,852	13,195
Derivatives	(2,318)	(6,395)

Brokerage-related investments
Realized gains (losses)	(998)	(1,356)
Unrealized gains (losses)	26	120
	$25,201	$65,587

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
Other Revenues

Other revenues consist of fees earned for transfer agency services provided to company-sponsored mutual funds, fees earned for administration and recordkeeping services provided to company-sponsored mutual funds and the general accounts of AXA and its subsidiaries, and other miscellaneous revenues. Other revenues for the three months ended March 31, 2017 decreased $2.6 million, or 10.4% compared to the corresponding period in 2016, primarily due to lower shareholder servicing fees.

Index

Expenses

The components of expenses are as follows:

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
	(in thousands)

Employee compensation and benefits	$321,748	$302,011	$19,737	6.5%
Promotion and servicing:
Distribution-related payments	96,367	87,127	9,240	10.6
Amortization of deferred sales commissions	9,079	11,242	(2,163)	(19.2)
Trade execution, marketing, T&E and other	48,214	54,201	(5,987)	(11.0)
	153,660	152,570	1,090	0.7
General and administrative:
General and administrative	114,221	105,923	8,298	7.8
Real estate charges (credits)	(2)	27,586	(27,588)	n/m
	114,219	133,509	(19,290)	(14.4)
Contingent payment arrangements	177	353	(176)	(49.9)
Interest	1,868	1,232	636	51.6
Amortization of intangible assets	6,933	6,409	524	8.2
Total	$598,605	$596,084	$2,521	0.4

Employee Compensation and Benefits

Employee compensation and benefits consist of base compensation (including salaries and severance), annual short-term incentive compensation awards (cash bonuses), annual long-term incentive compensation awards, commissions, fringe benefits and other employment costs (including recruitment, training, temporary help and meals).

Compensation expense as a percentage of net revenues was 42.1% and 39.3% for the three months ended March 31, 2017 and 2016, respectively. Compensation expense generally is determined on a discretionary basis and is primarily a function of our firm’s current-year financial performance. The amounts of incentive compensation we award are designed to motivate, reward and retain top talent while aligning our executives' interests with the interests of our Unitholders. Senior management, with the approval of the Compensation Committee of the Board of Directors of AllianceBernstein Corporation (“Compensation Committee”), periodically confirms that the appropriate metric to consider in determining the amount of incentive compensation is the ratio of adjusted employee compensation and benefits expense to adjusted net revenues. Adjusted net revenues used in the adjusted compensation ratio are the same as the adjusted net revenues presented as a non-GAAP measure (discussed earlier in this MD&A). Adjusted employee compensation and benefits expense is total employee compensation and benefits expense minus other employment costs such as recruitment, training, temporary help and meals (which were 1.1% and 1.2%, respectively, of adjusted net revenues for the three months ended March 31, 2017 and 2016, respectively), and excludes the impact of mark-to-market vesting expense, as well as dividends and interest expense, associated with employee long-term incentive compensation-related investments. Senior management, with the approval of the Compensation Committee, has established as an objective that adjusted employee compensation and benefits expense generally should not exceed 50% of our adjusted net revenues, except in unexpected or unusual circumstances. Our ratio of adjusted compensation expense as a percentage of adjusted net revenues was 50.0% for the three months ended March 31, 2017 and 2016.

For the three months ended March 31, 2017, employee compensation and benefits expense increased $19.7 million, or 6.5%, compared to the three months ended March 31, 2016, primarily due to higher incentive compensation of $28.2 million and higher commissions of $2.1 million, offset by lower base compensation of $10.4 million.

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

Promotion and servicing expenses increased $1.1 million, or 0.7%, during the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The increase primarily was due to higher distribution-related payments of $9.2 million, offset by lower marketing costs of $2.3 million, lower amortization of deferred sales commissions of $2.2 million, lower transfer fees of $1.8 million, lower trade execution and clearing costs of $1.1 million, and lower travel and entertainment of $0.7 million.

General and Administrative

General and administrative expenses include portfolio services expenses, technology expenses, professional fees and office-related expenses (occupancy, communications and similar expenses). General and administrative expenses as a percentage of net revenues were 14.9% and 17.4% (13.8% excluding real estate charges) for the three months ended March 31, 2017 and 2016, respectively. General and administrative expenses decreased $19.3 million, or 14.4%, during the first quarter of 2017 compared to the same period in 2016, primarily due to lower real estate charges of $27.6 million, offset by higher expenses related to our consolidated company-sponsored investment funds of $5.2 million and higher professional fees of $1.8 million.

Contingent Payment Arrangements

Contingent payment arrangements reflect changes in estimates of contingent payment liabilities associated with acquisitions in previous periods, as well as accretion expense of these liabilities. There were no changes in estimates during the first three months of 2017 and 2016.

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

Income tax expense for the three months ended March 31, 2017 decreased $2.4 million, or 19.6%, compared to the three months ended March 31, 2016. The decrease is due to a lower effective tax rate in the current quarter of 6.0% compared to 7.2% in the first quarter of 2016, driven by a favorable increase in the mix of earnings from lower versus higher taxed jurisdictions across the tax filing group. There were no material changes to uncertain tax positions or valuation allowances against deferred tax assets during the quarter.

Net Income (Loss) of Consolidated Entities Attributable to Non-Controlling Interests

Net income (loss) of consolidated entities attributable to non-controlling interests primarily consists of limited partner interests owned by other investors in our consolidated company-sponsored investment funds. During the first three months of 2017, we had $16.3 million of net gains of consolidated entities attributable to non-controlling interests compared to a net loss of $5.7 million during the first three months of 2016.

CAPITAL RESOURCES AND LIQUIDITY

During the first three months of 2017, net cash provided by operating activities was $157.0 million, compared to $675.9 million during the corresponding 2016 period. The change primarily is due to a significant increase in broker-dealer related receivables (net of payables and segregated U.S. Treasury bills activity) of $233.0 million, lower net purchases of seed capital and broker-dealer investments of $107.3 million, a decrease in accounts payable of $96.3 million, lower cash provided by net income of $47.1 million and an increase in other assets of $30.7 million.

During the first three months of 2017, net cash used in investing activities was $6.5 million, compared to $11.2 million during the corresponding 2016 period. The change is due to lower purchases of furniture, equipment and leasehold improvements.

Index

During the first three months of 2017, net cash used in financing activities was $88.1 million, compared to $421.3 million during the corresponding 2016 period. The change reflects net issuances of commercial paper during 2017 compared to net repayments of commercial paper during 2016 of $190.6 million, an increase in overdrafts payable of $141.7 million and higher net additions of consolidated company-sponsored investment funds of $43.5 million, offset by higher distributions to the General Partner and Unitholders of $44.6 million as a result of higher earnings (distributions on earnings are paid one quarter in arrears).

As of March 31, 2017, AB had $738.2 million of cash and cash equivalents (excluding cash and cash equivalents of consolidated company-sponsored investment funds), all of which are available for liquidity, but consist primarily of cash on deposit for our broker-dealers to comply with various customer clearing activities, and cash held by foreign subsidiaries of $416.5 million. Through December 31, 2016, we permanently reinvested our historical and 2016 non-U.S. earnings outside the U.S. Effective January 1, 2017, we are repatriating our current non-U.S. earnings.

Debt and Credit Facilities

As of March 31, 2017 and December 31, 2016, AB had $607.9 million and $513.0 million, respectively, in commercial paper outstanding with weighted average interest rates of approximately 1.1% and 0.9%, respectively. The commercial paper is short term in nature, and as such, recorded value is estimated to approximate fair value (and considered a Level 2 security in the fair value hierarchy). Average daily borrowings of commercial paper during the first three months of 2017 and the full year 2016 were $532.2 million and $422.9 million, respectively, with weighted average interest rates of approximately 0.9% and 0.6%, respectively.

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

The Credit Facility contains affirmative, negative and financial covenants, which are customary for facilities of this type, including restrictions on dispositions of assets, restrictions on liens, a minimum interest coverage ratio and a maximum leverage ratio. As of March 31, 2017, we were in compliance with these covenants. The Credit Facility also includes customary events of default (with customary grace periods, as applicable), including provisions under which, upon the occurrence of an event of default, all outstanding loans may be accelerated and/or lender’s commitments may be terminated. Also, under such provisions, upon the occurrence of certain insolvency- or bankruptcy-related events of default, all amounts payable under the Credit Facility would automatically become immediately due and payable, and the lender’s commitments would automatically terminate.

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

As of March 31, 2017 and December 31, 2016, we had no amounts outstanding under the Credit Facility. During the first three months of 2017 and the full year 2016, we did not draw upon the Credit Facility.

AB has a $200.0 million, unsecured 364-day senior revolving credit facility (the "Revolver") with a leading international bank and the other lending institutions that may be party thereto. The Revolver is available for AB's and SCB LLC's business purposes, including the provision of additional liquidity to meet funding requirements primarily related to SCB LLC's operations. Both AB and SCB LLC can draw directly under the Revolver and management expects to draw on the Revolver from time to time. AB has agreed to guarantee the obligations of SCB LLC under the Revolver. The Revolver contains affirmative, negative and financial covenants that are identical to those of the Credit Facility. As of December 31, 2016, we had no amounts outstanding under the Revolver and the average daily borrowing of the Revolver during the first three months of 2017 and full year 2016 were $17.4 million and $7.3 million, respectively, with weighted average interest rates of approximately 1.7% and 1.6%, respectively.

In addition, SCB LLC has four uncommitted lines of credit with four financial institutions. Three of these lines of credit permit us to borrow up to an aggregate of approximately $225.0 million, with AB named as an additional borrower, while one line has no stated limit. As of March 31, 2017 and December 31, 2016, SCB LLC had no bank loans outstanding. Average daily borrowings

Index

of bank loans during the first three months of 2017 and full year 2016 were $0.7 million and $4.4 million, respectively, with weighted average interest rates of approximately 1.0% and 1.1%, respectively.

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

We entered into a subscription agreement, under which we committed to invest up to $35.0 million in a venture capital fund. As of March 31, 2017, we had funded $33.5 million of this commitment.

As general partner of AllianceBernstein U.S. Real Estate L.P. (“Real Estate Fund”), we committed to invest $25.0 million in the Real Estate Fund. As of March 31, 2017, we had funded $20.4 million of this commitment. As general partner of AllianceBernstein U.S. Real Estate II L.P. (“Real Estate Fund II”), we committed to invest $28.0 million in Real Estate Fund II. As of March 31, 2017, we had funded $6.3 million of this commitment.

We entered into an investment agreement under which we committed to invest up to $8.0 million in an oil and gas fund. As of March 31, 2017, we had funded $6.2 million of this commitment.

See Note 12 for discussion of contingencies.

CRITICAL ACCOUNTING ESTIMATES

The preparation of the condensed consolidated financial statements and notes to condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses.

There have been no updates to our critical accounting estimates from those disclosed in “Management’s Discussion and Analysis of Financial Condition” in our Form 10-K for the fiscal year ended December 31, 2016.

Index

ACCOUNTING PRONOUNCEMENTS

See Note 2 to AB’s condensed consolidated financial statements contained in Item 1.

CAUTIONS REGARDING FORWARD-LOOKING STATEMENTS

Certain statements provided by management in this report and in the portion of AB’s Form 10-Q attached hereto as Exhibit 99.1 are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. The most significant of these factors include, but are not limited to, the following: the performance of financial markets, the investment performance of sponsored investment products and separately-managed accounts, general economic conditions, industry trends, future acquisitions, integration of acquired companies, competitive conditions and government regulations, including changes in tax regulations and rates and the manner in which the earnings of publicly-traded partnerships are taxed. We caution readers to carefully consider such factors. Further, these forward-looking statements speak only as of the date on which such statements are made; we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. For further information regarding these forward-looking statements and the factors that could cause actual results to differ, see “Risk Factors” in Part I, Item 1A of our Form 10-K for the year ended December 31, 2016 and Part II, Item 1A in this Form 10-Q. Any or all of the forward-looking statements that we make in our Form 10-K, this Form 10-Q, other documents we file with or furnish to the SEC, and any other public statements we issue, may turn out to be wrong. It is important to remember that other factors besides those listed in “Risk Factors” and those listed below also could affect adversely our revenues, financial condition, results of operations and business prospects.

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

•
The outcome of litigation: Litigation is inherently unpredictable, and excessive damage awards do occur. Though we have stated that we do not expect any pending legal proceedings to have a material adverse effect on our results of operations, financial condition or liquidity, any settlement or judgment with respect to a pending or future legal proceeding could be significant, and could have such an effect.

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

There have been no material changes in AB’s market risk from the information provided under “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of AB's Form 10-K for the year ended December 31, 2016.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the first quarter of 2017 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index

Part II

OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 12 to the condensed consolidated financial statements contained in Part I, Item 1.

Item 1A.	Risk Factors

There have been no material changes in our risk factors from those disclosed in AB's Form 10-K for the year ended December 31, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no AB Units sold by AB in the period covered by this report that were not registered under the Securities Act.

We did not buy any AB Units in the quarter covered by this report.

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

Index

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

AXA has informed us that AXA Konzern AG, an AXA insurance subsidiary organized under the laws of Germany, provides car and health insurance to diplomats based at the Iranian embassy in Berlin, Germany.  The total annual premium of these policies is approximately $115,000 before tax and the annual net profit arising from these policies, which is difficult to calculate with precision, is estimated to be $17,250. These policies were underwritten by a broker who specializes in providing insurance coverage for diplomats. Provision of motor vehicle insurance is mandatory in Germany and cannot be cancelled until the policy expires.

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

AXA also has informed us that AXA Ubezpieczenia, an AXA insurance subsidiary organized under the laws of Poland, provides car insurance to two diplomats based at the Iranian embassy in Warsaw, Poland. Provision of motor vehicle insurance is mandatory in Poland. The total annual premium of these policies is approximately $676 and the annual net profit arising from these policies, which is difficult to calculate with precision, is estimated to be $101.

Lastly, AXA has informed us that AXA Winterthur, an AXA insurance subsidiary organized under the laws of Switzerland, provides Naftiran Intertrade, a wholly-owned subsidiary of the Iranian state-owned National Iranian Oil Company, with life, disability and accident coverage for its employees. The provision of these forms of coverage is mandatory for employees in Switzerland. The total annual premium of these policies is approximately $373,668 and the annual net profit arising from these policies, which is difficult to calculate with precision, is estimated to be $56,000.

The aggregate annual premium for the above-referenced insurance policies is approximately $499,588, representing approximately 0.0004% of AXA’s 2016 consolidated revenues, which exceed $100 billion. The related net profit, which is difficult to calculate with precision, is estimated to be $74,888, representing approximately 0.0008% of AXA’s 2016 aggregate net profit.

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

Date: April 27, 2017	ALLIANCEBERNSTEIN L.P.

	By:	/s/ John C. Weisenseel
John C. Weisenseel
Chief Financial Officer

	By:	/s/ Edward J. Farrell
Edward J. Farrell
Chief Accounting Officer