Form 10-Q
period 2017-06-30
ALLIANCEBERNSTEIN L.P.
filed 2017-07-27
CIK 1109448

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
The number of units of limited partnership interest outstanding as of June 30, 2017 was 265,714,086.

Index

ALLIANCEBERNSTEIN L.P.

Index

Part I
FINANCIAL INFORMATION
Item 1. Financial Statements
ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition
(in thousands, except unit amounts)

	June 30, 2017	December 31, 2016
	(unaudited)
ASSETS
Cash and cash equivalents	$598,391	$656,985
Cash and securities segregated, at fair value (cost: $1,077,646 and $946,093)	1,077,649	946,097
Receivables, net:
Brokers and dealers	368,527	335,686
Brokerage clients	1,589,856	1,513,656
AB mutual funds fees	172,891	165,997
Other fees	99,233	104,376
Investments:
Long-term incentive compensation-related	62,585	67,761
Other	417,396	373,344
Assets of consolidated company-sponsored investment funds:
Cash and cash equivalents	364,777	337,525
Investments	659,336	574,076
Other assets	6,957	44,570
Furniture, equipment and leasehold improvements, net	152,158	159,564
Goodwill	3,066,700	3,066,700
Intangible assets, net	120,589	134,606
Deferred sales commissions, net	44,581	63,890
Other assets	266,286	195,615
Total assets	$9,067,912	$8,740,448

LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST AND CAPITAL
Liabilities:
Payables:
Brokers and dealers	$257,676	$239,578
Securities sold not yet purchased	22,552	40,944
Brokerage clients	2,444,583	2,360,481
AB mutual funds	193,520	150,939
Accounts payable and accrued expenses	490,478	430,569
Liabilities of consolidated company-sponsored investment funds	426,047	292,800
Accrued compensation and benefits	453,544	251,019
Debt	512,437	512,970
Total liabilities	4,800,837	4,279,300

Commitments and contingencies (See Note 12)

Index

Redeemable non-controlling interest	344,104	392,959

Capital:
General Partner	39,683	41,100
Limited partners: 265,714,086 and 268,893,534 units issued and outstanding	4,014,259	4,154,810
Receivables from affiliates	(12,604)	(12,830)
AB Holding Units held for long-term incentive compensation plans	(52,999)	(32,967)
Accumulated other comprehensive loss	(102,225)	(118,096)
Partners’ capital attributable to AB Unitholders	3,886,114	4,032,017
Non-redeemable non-controlling interests in consolidated entities	36,857	36,172
Total capital	3,922,971	4,068,189
Total liabilities, redeemable non-controlling interest and capital	$9,067,912	$8,740,448

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(in thousands, except per unit amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Investment advisory and services fees	$531,163	$477,050	$1,029,453	$928,463
Bernstein research services	109,470	115,053	222,211	241,518
Distribution revenues	100,149	97,321	196,703	190,013
Dividend and interest income	19,348	10,147	33,404	20,220
Investment gains (losses)	24,113	2,276	49,314	67,863
Other revenues	24,265	25,833	46,630	50,804
Total revenues	808,508	727,680	1,577,715	1,498,881
Less: Interest expense	6,195	1,874	10,485	3,949
Net revenues	802,313	725,806	1,567,230	1,494,932

Expenses:
Employee compensation and benefits	327,862	309,249	649,610	611,260
Promotion and servicing:
Distribution-related payments	102,756	93,217	199,123	180,344
Amortization of deferred sales commissions	8,307	10,577	17,386	21,819
Trade execution, marketing, T&E and other	53,235	55,357	101,449	109,558
General and administrative:
General and administrative	117,462	109,757	231,683	215,680
Real estate charges (credits)	20,747	(2,801)	20,745	24,785
Contingent payment arrangements	178	353	355	706
Interest on borrowings	2,254	1,052	4,122	2,284
Amortization of intangible assets	6,975	6,470	13,908	12,879
Total expenses	639,776	583,231	1,238,381	1,179,315

Operating income	162,537	142,575	328,849	315,617

Income taxes	10,265	13,231	20,322	25,737

Net income	152,272	129,344	308,527	289,880

Net income (loss) of consolidated entities attributable to non-controlling interests	17,169	4,843	33,487	(905)

Net income attributable to AB Unitholders	$135,103	$124,501	$275,040	$290,785

Net income per AB Unit:
Basic	$0.50	$0.46	$1.01	$1.06
Diluted	$0.50	$0.46	$1.01	$1.06

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Net income	$152,272	$129,344	$308,527	$289,880
Other comprehensive income (loss):
Foreign currency translation adjustments, before tax	7,355	(5,123)	16,356	102
Income tax benefit	134	—	—	—
Foreign currency translation adjustments, net of tax	7,489	(5,123)	16,356	102
Unrealized gains (losses) on investments:
Unrealized gains (losses) arising during period	26	(11)	10	(19)
Less: reclassification adjustment for (losses) included in net income	—	—	—	(3)
Change in unrealized gains (losses) on investments	26	(11)	10	(16)
Income tax benefit (expense)	—	4	(2)	3
Unrealized gains (losses) on investments, net of tax	26	(7)	8	(13)
Changes in employee benefit related items:
Amortization of prior service cost	6	10	12	81
Recognized actuarial loss (gain)	264	391	523	(42)
Changes in employee benefit related items	270	401	535	39
Income tax expense	(3)	(4)	(79)	(75)
Employee benefit related items, net of tax	267	397	456	(36)
Other comprehensive income (loss)	7,782	(4,733)	16,820	53
Less: Comprehensive income (loss) in consolidated entities attributable to non-controlling interests	18,042	4,787	34,436	(910)
Comprehensive income attributable to AB Unitholders	$142,012	$119,824	$290,911	$290,843

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

ALLIANCEBERNSTEIN L.P. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$308,527	$289,880

Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred sales commissions	17,386	21,819
Non-cash long-term incentive compensation expense	21,337	4,383
Depreciation and other amortization	33,313	29,548
Unrealized losses (gains) on investments	2,636	(17,517)
Unrealized (gains) losses on investments of consolidated company-sponsored investment funds	(18,550)	2,599
Other, net	5,712	9,091
Changes in assets and liabilities:
(Increase) in segregated cash and securities	(131,552)	(100,895)
(Increase) in receivables	(50,545)	(382,084)
(Increase) decrease in investments	(37,978)	147,317
(Increase) in investments of consolidated company-sponsored investment funds	(66,710)	(10,630)
Decrease (increase) in deferred sales commissions	1,923	(1,837)
(Increase) in other assets	(68,430)	(62,693)
Decrease (increase) in other assets and liabilities of consolidated company-sponsored investment funds	170,860	(943)
Increase in payables	70,082	336,812
(Decrease) increase in accounts payable and accrued expenses	(11,189)	73,092
Increase in accrued compensation and benefits	201,417	176,636
Net cash provided by operating activities	448,239	514,578

Cash flows from investing activities:
Purchases of investments	(11)	—
Proceeds from sales of investments	10	92
Purchases of furniture, equipment and leasehold improvements	(14,023)	(20,304)
Proceeds from sales of furniture, equipment and leasehold improvements	39	—
Net cash used in investing activities	(13,985)	(20,212)

Cash flows from financing activities:
(Repayment) of commercial paper, net	(33,709)	(46,144)
Proceeds from bank loans	30,000	50,000
Increase in overdrafts payable	68,504	47,630
Distributions to General Partner and Unitholders	(339,139)	(275,930)
Redemptions of non-controlling interests of consolidated company-sponsored investment funds, net	(72,732)	(45,534)
Capital contributions to non-controlling interests in consolidated entities	(7,869)	—
Purchase of non-controlling interest	(1,833)	—
Capital contributions to affiliates	(280)	(120)
Payments of contingent payment arrangements	(812)	(538)
Additional investments by AB Holding with proceeds from exercise of compensatory options to buy AB Holding Units	9,246	2,377
Purchases of AB Holding Units to fund long-term incentive compensation plan awards, net	(127,472)	(83,744)

Index

Purchases of AB Units	(684)	(337)
Other	5	(11)
Net cash used in financing activities	(476,775)	(352,351)

Effect of exchange rate changes on cash and cash equivalents	11,179	6,324

Net (decrease) increase in cash and cash equivalents	(31,342)	148,339
Cash and cash equivalents as of beginning of the period	994,510	577,300
Cash and cash equivalents as of end of the period	$963,168	$725,639

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2017
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

Index

Organization

As of June 30, 2017, AXA, a société anonyme organized under the laws of France and the holding company for the AXA Group, a worldwide leader in financial protection, through certain of its subsidiaries (“AXA and its subsidiaries”), owns approximately 1.5% of the issued and outstanding units representing assignments of beneficial ownership of limited partnership interests in AllianceBernstein Holding L.P. (“AB Holding Units”). AllianceBernstein Corporation (an indirect wholly-owned subsidiary of AXA, “General Partner”) is the general partner of both AllianceBernstein Holding L.P. (“AB Holding”) and AB. AllianceBernstein Corporation owns 100,000 general partnership units in AB Holding and a 1% general partnership interest in AB.

As of June 30, 2017, the ownership structure of AB, including limited partnership units outstanding as well as the general partner's 1% interest, is as follows:

AXA and its subsidiaries	64.0%
AB Holding	34.8
Unaffiliated holders	1.2
100.0%

Including both the general partnership and limited partnership interests in AB Holding and AB, AXA and its subsidiaries had an approximate 64.6% economic interest in AB as of June 30, 2017.

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

Reclassifications

During 2017, prior period amounts for our VOEs' investments previously presented as other investments are now presented as investments of consolidated company-sponsored investment funds in the condensed consolidated statements of financial condition to conform to the current period's presentation. Additionally, prior period amounts for dividend and interest related to our consolidated company-sponsored investment funds previously presented as other revenues are now presented as dividend and interest income in the condensed consolidated statements of income to conform to the current period's presentation.

Lastly, all disclosures relating to the investments, derivatives and fair value of consolidated company-sponsored investment funds previously presented in Notes 8, 9, 10 and 11 are now separately disclosed in Note 13, Consolidated Company-Sponsored Investment Funds.

Index

Revision

During the third quarter of 2016, management determined that the frequency with which we had settled our U.S. inter-company payable balances with foreign subsidiaries over the past several years created deemed dividends under Section 956 of the U.S. Internal Revenue Code of 1986, as amended ("Section 956"). In the past, we funded our foreign subsidiaries as they required cash for their operations rather than pre-fund them each quarter, thereby reducing the inter-company balance to zero on a quarterly basis, as required by Section 956. As a result, we had been understating our income tax provision and income tax liability since 2010. We evaluated the aggregate effects of this error in our income tax provision and income tax liability to our previously issued financial statements in accordance with SEC Staff Accounting Bulletins No. 99 and No. 108 and, based upon quantitative and qualitative factors, have determined that the error was not material to our previously issued financial statements. However, the cumulative effect of this error would have been material to our third quarter 2016 financial results if recorded as an out-of-period adjustment in the third quarter of 2016. Accordingly, we revised our previously issued financial statements from 2012 through the second quarter of 2016. We revised our income tax provision, net income attributable to AB Unitholders, and basic and diluted net income per AB Unit reported in prior periods in the statements of income. The table below reflects the revisions to these line items for the three and six months ended June 30, 2016 that are included in this Form 10-Q:

	Three Months Ended June 30, 2016
	As Reported	Adjustment	As Revised
	(in thousands, except per unit amounts)

Income taxes	$10,588	$2,643	$13,231
Net income attributable to AB Unitholders	127,144	(2,643)	124,501
Basic net income per AB Unit	0.47	(0.01)	0.46
Diluted net income per AB Unit	0.47	(0.01)	0.46

	Six Months Ended June 30, 2016
	As Reported	Adjustment	As Revised
	(in thousands, except per unit amounts)

Income taxes	$20,452	$5,285	$25,737
Net income attributable to AB Unitholders	296,070	(5,285)	290,785
Basic net income per AB Unit	1.08	(0.02)	1.06
Diluted net income per AB Unit	1.08	(0.02)	1.06

2.	Significant Accounting Policies

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

Index

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

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation, Scope of Modification Accounting. The amendment provides clarity and reduces both diversity in practice and cost and complexity when applying the guidance in Topic 718, Compensation - Stock Compensation, to a change to the terms or conditions of a share-based payment award. This amendment is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017 and will be applied prospectively to an award modified on or after the adoption date. This amendment is not expected to have a material impact on our results of operations.

Consolidation of company-sponsored investment funds
We adopted ASU 2015-02, Consolidation - Amendments to the Consolidation Analysis ("ASU 2015-02") effective January 1, 2016.

Index

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

During the three and six months ended June 30, 2017, we purchased 4.3 million and 5.7 million AB Holding Units for $96.7 million and $127.8 million, respectively (on a trade date basis). These amounts reflect open-market purchases of 3.7 million and 4.9 million AB Holding Units for $82.4 million and $110.3 million, respectively, with the remainder relating to purchases of AB Holding Units from employees to allow them to fulfill statutory tax withholding requirements at the time of delivery of long-term incentive compensation awards. During the three and six months ended June 30, 2016, we purchased 1.9 million and 3.8 million AB Holding units for $44.3 million and $84.0 million, respectively (on a trade date basis). These amounts reflect open-market purchases of 1.9 million and 3.7 million AB Holding Units for $43.9 million and $82.0 million, respectively, with the remainder relating to purchases of AB Holding Units from employees to allow them to fulfill statutory tax withholding requirements at the time of delivery of long-term incentive compensation awards. Purchases of AB Holding Units reflected on the condensed consolidated statements of cash flows are net of AB Holding Unit purchases by employees as part of a distribution reinvestment election.

Index

Each quarter, we consider whether to implement a plan to repurchase AB Holding Units pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (“Exchange Act”). A Rule 10b5-1 plan allows a company to repurchase its shares at times when it otherwise might be prevented from doing so because of self-imposed trading blackout periods or because it possesses material non-public information. Each broker we select has the authority under the terms and limitations specified in the plan to repurchase AB Holding Units on our behalf in accordance with the terms of the plan. Repurchases are subject to regulations promulgated by the SEC as well as certain price, market volume and timing constraints specified in the plan. The plan adopted during the second quarter of 2017 expired at the close of business on July 26, 2017. We may adopt additional Rule 10b5-1 plans in the future to engage in open-market purchases of AB Holding Units to help fund anticipated obligations under our incentive compensation award program and for other corporate purposes.

During the first six months of 2017 and 2016, we granted to employees and Eligible Directors 2.0 million and 0.3 million restricted AB Holding Unit awards, respectively. We used AB Holding Units repurchased during the period and newly-issued AB Holding Units to fund these awards.

During the first six months of 2017 and 2016, AB Holding issued 0.5 million and 0.1 million AB Holding Units, respectively, upon exercise of options to buy AB Holding Units. AB Holding used the proceeds of $9.2 million and $2.4 million, respectively, received as payment in cash for the exercise price to purchase the equivalent number of newly-issued AB Units.

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

On July 27, 2017, the General Partner declared a distribution of $0.56 per AB Unit, representing a distribution of Available Cash Flow for the three months ended June 30, 2017. The General Partner, as a result of its 1% general partnership interest, is entitled to receive 1% of each distribution. The distribution is payable on August 24, 2017 to holders of record on August 7, 2017.

5.	Real Estate Charges

Since 2010, in connection with our workforce reductions and in an effort to reduce our global real estate footprint, we have implemented a global office space consolidation. As a result, we have sub-leased over one million square feet of office space. The activity in the liability account relating to our global space consolidation initiatives for the following periods is:

	Six Months Ended June 30, 2017	Twelve Months Ended December 31, 2016
	(in thousands)

Balance as of beginning of period	$112,932	$123,912
Expense (credit) incurred	15,940	12,248
Deferred rent	3,601	4,930
Payments made	(20,861)	(32,988)
Interest accretion	2,074	4,830
Balance as of end of period	$113,686	$112,932

Index

6.	Net Income per Unit

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands, except per unit amounts)

Net income attributable to AB Unitholders	$135,103	$124,501	$275,040	$290,785

Weighted average units outstanding – basic	268,302	269,720	268,391	270,787
Dilutive effect of compensatory options to buy AB Holding Units	430	650	482	534
Weighted average units outstanding – diluted	268,732	270,370	268,873	271,321
Basic net income per AB Unit	$0.50	$0.46	$1.01	$1.06
Diluted net income per AB Unit	$0.50	$0.46	$1.01	$1.06

For the three and six months ended June 30, 2017, we excluded 2,507,179 and 2,452,633 options, respectively, from the diluted net income computation due to their anti-dilutive effect. For the three and six months ended June 30, 2016, we excluded 2,793,454 and 2,873,106 options, respectively, from the diluted net income computation due to their anti-dilutive effect.

7.	Cash and Securities Segregated Under Federal Regulations and Other Requirements

As of June 30, 2017 and December 31, 2016, $1.0 billion and $0.9 billion, respectively, of U.S. Treasury Bills were segregated in a special reserve bank custody account for the exclusive benefit of our brokerage customers under Rule 15c3-3 of the Exchange Act.

One of our subsidiaries, which serves as the distributor of our U.S. mutual funds, maintains several special bank accounts for the exclusive benefit of customers. As of June 30, 2017 and December 31, 2016, $70.6 million and $52.9 million, respectively, of cash was segregated in these bank accounts.

Index

8.	Investments

Investments consist of:
	June 30, 2017	December 31, 2016
	(in thousands)
Trading:
U.S. Treasury Bills	$27,764	$28,937
Long-term incentive compensation-related	49,189	50,935
Seed capital	166,739	188,053
Equities	82,381	6,602
Exchange-traded options	8,348	3,106
Investments in limited partnership hedge funds:
Long-term incentive compensation-related	13,396	16,826
Seed capital	25,283	23,704
Private equity (seed capital)	44,852	45,278
Time deposits	50,429	70,097
Other	11,600	7,567
Total investments	$479,981	$441,105

Total investments related to long-term incentive compensation obligations of $62.6 million and $67.8 million as of June 30, 2017 and December 31, 2016, respectively, consist of company-sponsored mutual funds and hedge funds. For long-term incentive compensation awards granted before 2009, we typically made investments in our services that were notionally elected by plan participants and maintained them (and continue to maintain them) in a consolidated rabbi trust or separate custodial account. The rabbi trust and custodial account enable us to hold such investments separate from our other assets for the purpose of settling our obligations to participants. The investments held in the rabbi trust and custodial account remain available to the general creditors of AB.

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

We allocate seed capital to our investment teams to help develop new products and services for our clients. The seed capital trading investments are equity and fixed income products, primarily in the form of separately-managed account portfolios, U.S. mutual funds, Luxembourg funds, Japanese investment trust management funds or Delaware business trusts. We also may allocate seed capital to investments in private equity funds, such as a third-party venture capital fund that invests in communications, consumer, digital media, healthcare and information technology markets. In regard to our seed capital investments, the amounts above reflect those funds in which we are not the primary beneficiary of a VIE or hold a controlling financial interest in a VOE. See Note 13, Consolidated Company-Sponsored Investment Funds, for the seed capital investments that are consolidated entities. As of June 30, 2017 and December 31, 2016, our total seed capital investments were $465.9 million and $500.0 million, respectively. Seed capital investments in unconsolidated company-sponsored investment funds are valued using published net asset values or non-published net asset values if they are not listed on an active exchange but have net asset values that are comparable to funds with published net asset values and have no redemption restrictions.

Trading securities also include long positions in corporate equities and long exchange-traded options traded through our options desk.

Index

The portion of trading gains (losses) for the three and six months ended June 30, 2017 and 2016 related to trading securities held as of June 30, 2017 and 2016 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)

Net gains recognized during the period	$2,505	$7,394	$16,265	$8,626
Less: net gains (losses) recognized during the period on trading securities sold during the period	11,616	(2,335)	12,539	(12,696)
Unrealized (losses) gains recognized during the period on trading securities held	$(9,111)	$9,729	$3,726	$21,322

9.	Derivative Instruments

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

The notional value and fair value as of June 30, 2017 and December 31, 2016 for derivative instruments (excluding derivative instruments relating to our options desk trading activities discussed below) not designated as hedging instruments were as follows:

		Fair Value
	Notional Value	Asset Derivatives	Liability Derivatives
	(in thousands)
June 30, 2017:
Exchange-traded futures	$98,938	$813	$916
Currency forwards	190,292	5,666	5,156
Interest rate swaps	34,038	898	970
Credit default swaps	32,399	423	1,015
Total return swaps	63,770	76	119
Total derivatives	$419,437	$7,876	$8,176

December 31, 2016:
Exchange-traded futures	$103,108	$1,224	$1,092
Currency forwards	180,820	4,541	4,711
Interest rate swaps	40,664	940	897
Credit default swaps	45,108	1,205	905
Total return swaps	90,043	503	1,044
Total derivatives	$459,743	$8,413	$8,649

As of June 30, 2017 and December 31, 2016, the derivative assets and liabilities are included in both receivables and payables to brokers and dealers on our condensed consolidated statements of financial condition.

The gains and losses for derivative instruments (excluding our options desk trading activities) for the three and six months ended June 30, 2017 and 2016 recognized in investment gains (losses) in the condensed consolidated statements of income were as follows:

Index

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)

Exchange-traded futures	$(3,301)	$(913)	$(8,833)	$2,433
Currency forwards	132	(685)	(930)	(1,820)
Interest rate swaps	(151)	(559)	(248)	(1,931)
Credit default swaps	(237)	(198)	(909)	(606)
Options swaps	—	39	—	87
Total return swaps	(1,830)	(2,736)	(3,959)	(6,772)
Net (losses) on derivative instruments	$(5,387)	$(5,052)	$(14,879)	$(8,609)

We may be exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments. We minimize our counterparty exposure through a credit review and approval process. In addition, we have executed various collateral arrangements with counterparties to the over-the-counter derivative transactions that require both pledging and accepting collateral in the form of cash. As of June 30, 2017, we had no cash collateral payable to trade counterparties. As of December 31, 2016, we held $0.8 million of cash collateral payable to trade counterparties. This obligation to return cash is reported in payables to brokers and dealers in our condensed consolidated statements of financial condition.

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

Certain of our standardized contracts for over-the-counter derivative transactions (“ISDA Master Agreements”) contain credit risk related contingent provisions pertaining to each counterparty’s credit rating. In some ISDA Master Agreements, if the counterparty’s credit rating, or in some agreements, our assets under management (“AUM”), falls below a specified threshold, either a default or a termination event permitting the counterparty to terminate the ISDA Master Agreement would be triggered. In all agreements that provide for collateralization, various levels of collateralization of net liability positions are applicable, depending on the credit rating of the counterparty. As of June 30, 2017 and December 31, 2016, we delivered $5.6 million and $6.2 million, respectively, of cash collateral into brokerage accounts. We report this cash collateral in cash and cash equivalents in our condensed consolidated statements of financial condition.

As of June 30, 2017 and December 31, 2016, we held $8.3 million and $3.1 million, respectively, of long exchange-traded equity options, which are classified as trading investments and included in other investments on our condensed consolidated statements of financial condition. In addition, as of June 30, 2017 and December 31, 2016, we held $7.5 million and $0.7 million, respectively, of short exchange-traded equity options, which are included in securities sold not yet purchased on our condensed consolidated statements of financial condition. Our options desk provides our clients with equity derivative strategies and execution for exchange-traded options on single stocks, exchange-traded funds and indices. While predominately agency-based, the options desk may commit capital to facilitate a client’s transaction. Our options desk hedges the risks associated with this activity by taking offsetting positions in equities. For the three and six months ended June 30, 2017, we recognized $5.4 million and $9.2 million, respectively, of losses on equity options activity. For the three and six months ended June 30, 2016, we recognized $8.1 million and $16.7 million, respectively, of losses on equity options activity. These losses are recognized in investment gains (losses) in the condensed consolidated statements of income.

Index

10.	Offsetting Assets and Liabilities

See Note 13, Consolidated Company-Sponsored Investment Funds, for disclosure of offsetting assets and liabilities of our consolidated company-sponsored investment funds.

Offsetting of assets as of June 30, 2017 and December 31, 2016 was as follows:

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
	(in thousands)
June 30, 2017:
Securities borrowed	$55,323	$—	$55,323	$(52,150)	$—	$3,173
Derivatives	$7,876	$—	$7,876	$—	$—	$7,876
Long exchange-traded options	$8,348	$—	$8,348	$—	$—	$8,348
December 31, 2016:
Securities borrowed	$82,814	$—	$82,814	$(80,277)	$—	$2,537
Derivatives	$8,413	$—	$8,413	$—	$(810)	$7,603
Long exchange-traded options	$3,106	$—	$3,106	$—	$—	$3,106

Index

Offsetting of liabilities as of June 30, 2017 and December 31, 2016 was as follows:

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Pledged	Net Amount
	(in thousands)
June 30, 2017:
Securities loaned	$28,750	$—	$28,750	$(28,616)	$—	$134
Derivatives	$8,176	$—	$8,176	$—	$(5,564)	$2,612
Short exchange-traded options	$7,510	$—	$7,510	$—	$—	$7,510
December 31, 2016:
Securities loaned	$—	$—	$—	$—	$—	$—
Derivatives	$8,649	$—	$8,649	$—	$(6,239)	$2,410
Short exchange-traded options	$692	$—	$692	$—	$—	$692

Cash collateral, whether pledged or received on derivative instruments, is not considered material and, accordingly, is not disclosed by counterparty.

11.	Fair Value

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

Index

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Valuation of our financial instruments by pricing observability levels as of June 30, 2017 and December 31, 2016 was as follows (in thousands):

	Level 1	Level 2	Level 3	NAV Expedient(1)	Other	Total
June 30, 2017:
Money markets	$173,176	$—	$—	$—	$—	$173,176
Securities segregated (U.S. Treasury Bills)	—	1,007,079	—	—	—	1,007,079
Derivatives	813	7,063	—	—	—	7,876
Investments
Trading
U.S. Treasury Bills	—	27,764	—	—	—	27,764
Equity securities	204,418	4,006	114	65	—	208,603
Fixed income securities	78,328	11,365	—	13	—	89,706
Long exchange-traded options	8,348	—	—	—	—	8,348
Limited partnership hedge funds(2)	—	—	—	—	38,679	38,679
Private equity	—	—	4,914	39,938	—	44,852
Time deposits(3)	—	—	—	—	50,429	50,429
Other
Available-for-sale	102	—	—	—	—	102
Other investments(2)(4)	—	—	—	—	11,498	11,498
Total investments	291,196	43,135	5,028	40,016	100,606	479,981
Total assets measured at fair value	$465,185	$1,057,277	$5,028	$40,016	$100,606	$1,668,112

Securities sold not yet purchased
Short equities – corporate	$15,042	$—	$—	$—	$—	$15,042
Short exchange-traded options	7,510	—	—	—	—	7,510
Derivatives	916	7,260	—	—	—	8,176
Contingent payment arrangements	—	—	16,777	—	—	16,777
Total liabilities measured at fair value	$23,468	$7,260	$16,777	$—	$—	$47,505

December 31, 2016:
Money markets	$107,250	$—	$—	$—	$—	$107,250
Securities segregated (U.S. Treasury Bills)	—	893,189	—	—	—	893,189
Derivatives	1,224	7,189	—	—	—	8,413
Investments
Trading
U.S. Treasury Bills	—	28,937	—	—	—	28,937
Equity securities	148,128	5,724	110	36	—	153,998
Fixed income securities	80,473	11,107	—	12	—	91,592
Long exchange-traded options	3,106	—	—	—	—	3,106
Limited partnership hedge funds(2)	—	—	—	—	40,530	40,530
Private equity	—	—	4,913	40,365	—	45,278
Time deposits(3)	—	—	—	—	70,097	70,097

Index

Other
Available-for-sale	45	—	—	—	—	45
Other investments(2)(4)	—	—	—	—	7,522	7,522
Total investments	231,752	45,768	5,023	40,413	118,149	441,105
Total assets measured at fair value	$340,226	$946,146	$5,023	$40,413	$118,149	$1,449,957

Securities sold not yet purchased
Short equities – corporate	$40,252	$—	$—	$—	$—	$40,252
Short exchange-traded options	692	—	—	—	—	692
Derivatives	1,092	7,557	—	—	—	8,649
Contingent payment arrangements	—	—	17,589	—	—	17,589
Total liabilities measured at fair value	$42,036	$7,557	$17,589	$—	$—	$67,182

(1) Investments measured at fair value using NAV (or its equivalent) as a practical expedient.
(2) Investments in equity method investees that are not measured at fair value in accordance with GAAP.
(3) Investments carried at amortized cost that are not measured at fair value in accordance with GAAP.
(4) Investments carried at cost that are not measured at fair value in accordance with GAAP.

One of our private equity investments (measured at fair value using NAV as a practical expedient) is a venture capital fund with a fair value of $39.9 million and unfunded commitment of $0.8 million as of June 30, 2017, invests in communications, consumer, digital media, healthcare and information technology markets. The fair value of this investment has been estimated using the capital account balances provided by the partnership. The interest in this partnership cannot be redeemed.

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

Index

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

During the six months ended June 30, 2017, there were no transfers between Level 1 and Level 2 securities.
The change in carrying value associated with Level 3 financial instruments carried at fair value, classified as private equity and trading equity securities, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)

Balance as of beginning of period	$5,026	$6,605	$5,023	$16,148
Reclassification (see below)	—	—	—	(9,532)
Purchases	—	—	—	—
Sales	—	—	—	—
Realized gains (losses), net	—	—	—	—
Unrealized gains (losses), net	2	(1,667)	5	(1,678)
Balance as of end of period	$5,028	$4,938	$5,028	$4,938

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

As of June 30, 2017 and December 31, 2016, we have an investment in a private equity fund focused exclusively on the energy sector (fair value of $4.9 million for both periods) that is classified as Level 3.This investment's valuation is based on a market approach, considering recent transactions in the fund and the industry.
The change in carrying value associated with Level 3 financial instruments carried at fair value, classified as contingent payment arrangements, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)

Balance as of beginning of period	$17,177	$31,119	$17,589	$31,399
Accretion	177	353	355	706
Payments	(577)	(611)	(1,167)	(1,244)
Balance as of end of period	$16,777	$30,861	$16,777	$30,861

Index

As of June 30, 2017 and December 31, 2016, the three acquisition-related contingent consideration liabilities recorded have a combined fair value of $16.8 million and $17.6 million, respectively, and are valued using a projected AUM weighted average growth rate of 18% for one acquisition, and revenue growth rates and discount rates ranging from 4% to 31% and 1.4% to 6.4%, respectively, for the three acquisitions.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We did not have any material assets or liabilities that were measured at fair value for impairment on a nonrecurring basis during the six months ended June 30, 2017 or during the year ended December 31, 2016.

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
13. Consolidated Company-Sponsored Investment Funds

We regularly provide seed capital to new company-sponsored investment funds. As such, we may consolidate or de-consolidate a variety of company-sponsored investment funds each quarter. Due to the similarity of risks related to our involvement with each company-sponsored investment fund, disclosures required under the VIE model are aggregated, such as disclosures regarding the carrying amount and classification of assets.
We are not required to provide financial support to company-sponsored investment funds and only the assets of such funds are available to settle each fund's own liabilities. Our exposure to loss in regard to consolidated company-sponsored investment funds is limited to our investment in, and our management fee earned from, such funds. Equity and debt holders of such funds have no recourse to AB’s assets or to the general credit of AB.

Index

The balances of consolidated VIEs and VOEs included in our condensed consolidated statements of financial condition were as follows:

	June 30, 2017			December 31, 2016
	(in thousands)

	VIEs	VOEs	Total	VIEs	VOEs	Total
Cash and cash equivalents	$364,738	$39	$364,777	$337,525	$—	$337,525
Investments	629,680	29,656	659,336	550,850	23,226	574,076
Other assets	6,044	913	6,957	44,570	—	44,570
Total assets	$1,000,462	$30,608	$1,031,070	$932,945	$23,226	$956,171

Liabilities	$416,194	$9,853	$426,047	$292,800	$—	$292,800
Redeemable non-controlling interest	335,440	—	335,440	384,294	—	384,294
Partners' capital attributable to AB Unitholders	212,660	20,755	233,415	221,229	23,226	244,455
Non-redeemable non-controlling interests in consolidated entities	36,168	—	36,168	34,622	—	34,622
Total liabilities, redeemable non-controlling interest and partners' capital	$1,000,462	$30,608	$1,031,070	$932,945	$23,226	$956,171

Index

Fair Value
Cash and cash equivalents include cash on hand, demand deposits, overnight commercial paper and highly liquid investments with original maturities of three months or less. Due to the short-term nature of these instruments, the recorded value has been determined to approximate fair value.

Valuation of consolidated company-sponsored investment funds' financial instruments by pricing observability levels as of June 30, 2017 and December 31, 2016 was as follows (in thousands):

	Level 1	Level 2	Level 3	NAV Expedient	Total
June 30, 2017:
Investments - VIEs	$526,097	$100,725	$2,777	$81	$629,680
Investments - VOEs	12,757	16,879	20	—	29,656
Derivatives - VIEs	70	1,487	—	—	1,557
Derivatives - VOEs	1	9	—	—	10
Total assets measured at fair value	$538,925	$119,100	$2,797	$81	$660,903

Short equities - VIEs	$406,811	$—	$—	$—	$406,811
Derivatives - VIEs	30	2,823	—	—	2,853
Derivatives - VOEs	—	9	—	—	9
Total liabilities measured at fair value	$406,841	$2,832	$—	$—	$409,673

December 31, 2016:
Investments - VIEs	$341,830	$203,197	$5,741	$82	$550,850
Investments - VOEs	10,188	12,061	—	977	23,226
Derivatives - VIEs	58	1,739	—	—	1,797
Total assets measured at fair value	$352,076	$216,997	$5,741	$1,059	$575,873

Short equities - VIEs	$248,419	$—	$—	$—	$248,419
Derivatives - VIEs	48	2,033	—	—	2,081
Total liabilities measured at fair value	$248,467	$2,033	$—	$—	$250,500

See Note 11 for a description of the fair value methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Index

The change in carrying value associated with Level 3 financial instruments carried at fair value within consolidated company-sponsored investment funds was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)

Balance as of beginning of period	$10,273	$15,426	$5,741	$—
Impact of adoption of ASU 2015-02	—	—	—	14,740
Deconsolidated funds	(6,697)	—	(6,697)	—
Transfers in (out)	(336)	(1,315)	413	(1,315)
Purchases	435	350	5,012	356
Sales	(824)	(455)	(1,897)	(508)
Realized (losses), net	8	(39)	(4)	(39)
Unrealized gains (losses), net	(54)	(838)	217	(123)
Accrued discounts	(8)	(21)	12	(3)
Balance as of end of period	$2,797	$13,108	$2,797	$13,108

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

Derivative Instruments
As of June 30, 2017 and December 31, 2016, the VIEs held $11.6 million and $2.9 million (net), respectively, of futures, forwards and swaps within their portfolios (including $12.9 million and $3.2 million, respectively, of derivatives included in their investments balance on the condensed consolidated statements of financial condition). For the three and six months ended June 30, 2017, we recognized $7.8 million and $15.0 million, respectively, of gains on these derivative positions. For the three and six months ended June 30, 2016, we recognized $0.3 million of losses and $2.7 million of gains, respectively, on these derivative positions. These gains and losses are recognized in investment gains (losses) in the condensed consolidated statements of income. As of June 30, 2017 and December 31, 2016, the VIEs held $0.1 million and $0.5 million, respectively, of cash collateral payable to trade counterparties. This obligation to return cash is reported in the liabilities of consolidated company-sponsored investment funds in our condensed consolidated statements of financial condition. As of June 30, 2017 and December 31, 2016, the VIEs delivered $3.8 million and $3.3 million, respectively, of cash collateral into brokerage accounts. The VIEs report this cash collateral in the consolidated company-sponsored investment funds cash and cash equivalents in our condensed consolidated statements of financial condition.

Index

Offsetting Assets and Liabilities
Offsetting of derivative assets of consolidated company-sponsored investment funds as of June 30, 2017 and December 31, 2016 was as follows:

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Financial Instruments	Collateral Received	Net Amount
	(in thousands)
June 30, 2017:
Derivatives - VIEs	$14,422	$—	$14,422	$—	$(88)	$14,334
Derivatives - VOEs	$10	$—	$10	$—	$—	$10
December 31, 2016:
Derivatives - VIEs	$4,997	$—	$4,997	$—	$(461)	$4,536

Offsetting of derivative liabilities of consolidated company-sponsored investment funds as of June 30, 2017 and December 31, 2016 was as follows:

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities Presented in the Statement of Financial Position	Financial Instruments	Collateral Pledged	Net Amount
	(in thousands)
June 30, 2017:
Derivatives - VIEs	$2,853	$—	$2,853	$—	$(2,853)	$—
Derivatives - VOEs	$9	$—	$9	$—	$(1)	$8
December 31, 2016:
Derivatives - VIEs	$2,081	$—	$2,081	$—	$(2,081)	$—

Cash collateral, whether pledged or received on derivative instruments, is not considered material and, accordingly, is not disclosed by counterparty.
Non-Consolidated VIEs
As of June 30, 2017, the net assets of company-sponsored investment products that are non-consolidated VIEs are approximately $49.4 billion, and our maximum risk of loss is our investment of $19.5 million in these VIEs and advisory fee receivables from these VIEs, which are not material.

Index

14.	Units Outstanding

Changes in AB Units outstanding during the six-month period ended June 30, 2017 were as follows:

Outstanding as of December 31, 2016	268,893,534
Options exercised	545,458
Units issued	1,876,205
Units retired (1)	(5,601,111)
Balance as of June 30, 2017	265,714,086

(1) Includes 30,400 AB Units purchased in private transactions and retired during the first six months of 2017.

15.	Debt

As of June 30, 2017 and December 31, 2016, AB had $482.4 million and $513.0 million, respectively, in commercial paper outstanding with weighted average interest rates of approximately 1.3% and 0.9%, respectively. The commercial paper is short term in nature, and as such, recorded value is estimated to approximate fair value (and considered a Level 2 security in the fair value hierarchy). Average daily borrowings of commercial paper during the first six months of 2017 and the full year 2016 were $557.3 million and $422.9 million, respectively, with weighted average interest rates of approximately 1.0% and 0.6%, respectively.
AB has a $200.0 million, unsecured 364-day senior revolving credit facility (the "Revolver") with a leading international bank and the other lending institutions that may be party thereto. The Revolver is available for AB's and SCB LLC's business purposes, including the provision of additional liquidity to meet funding requirements primarily related to SCB LLC's operations. Both AB and SCB LLC can draw directly under the Revolver and management expects to draw on the Revolver from time to time. AB has agreed to guarantee the obligations of SCB LLC under the Revolver. As of June 30, 2017, we had a loan outstanding of $30.0 million with a weighted average interest rate of approximately 2.2%. As of December 31, 2016, we had no amounts outstanding under the Revolver. Average daily borrowing of the Revolver during the first six months of 2017 and full year 2016 were $22.4 million and $7.3 million, respectively, with weighted average interest rates of approximately 1.8% and 1.6%, respectively.

Index

16.	Changes in Capital

Changes in capital during the six-month period ended June 30, 2017 were as follows:

	Partners’ Capital Attributable to AB Unitholders	Non-Controlling Interests In Consolidated Entities	Total Capital
	(in thousands)

Balance as of December 31, 2016	$4,032,017	$36,172	$4,068,189
Comprehensive income:
Net income	275,040	9,610	284,650
Other comprehensive income, net of tax:
Unrealized gains on investments	8	—	8
Foreign currency translation adjustments	15,407	949	16,356
Changes in employee benefit related items	456	—	456
Comprehensive income	290,911	10,559	301,470

Distributions to General Partner and unitholders	(339,139)	—	(339,139)
Compensation-related transactions	(96,889)	—	(96,889)
Capital contributions to affiliates	(280)	—	(280)
Purchase of non-controlling interest	173	(2,006)	(1,833)
Distributions to non-controlling interests of our consolidated venture capital fund	—	(7,868)	(7,868)
Other	(679)	—	(679)
Balance as of June 30, 2017	$3,886,114	$36,857	$3,922,971

Index

Changes in capital during the six-month period ended June 30, 2016 were as follows:

	Partners’ Capital Attributable to AB Unitholders	Non-Controlling Interests In Consolidated Entities	Total Capital
	(in thousands)

Balance as of December 31, 2015	$3,992,748	$24,473	$4,017,221
Comprehensive income:
Net income (loss)	290,785	(6,953)	283,832
Other comprehensive income, net of tax:
Unrealized (losses) on investments	(13)	—	(13)
Foreign currency translation adjustments	107	(5)	102
Changes in employee benefit related items	(36)	—	(36)
Comprehensive income	290,843	(6,958)	283,885

Distributions to General Partner and unitholders	(275,930)	—	(275,930)
Compensation-related transactions	(76,983)	—	(76,983)
Capital contributions from affiliates	(120)	—	(120)
Other	(337)	—	(337)
Balance as of June 30, 2016	$3,930,221	$17,515	$3,947,736

We decreased our June 30, 2016 partners' capital attributable to AB Unitholders and total capital reported in prior periods by $43.0 million as a result of a financial statement revision in the third quarter of 2016. Please see Note 1 for further discussion.

During 2016, deferred taxes were not recognized on foreign currency translation adjustments for foreign subsidiaries which had earnings that were considered permanently invested outside the United States.

17.	Non-controlling Interests

Non-controlling interest in net income for the three and six months ended June 30, 2017 and 2016 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)

Non-redeemable non-controlling interests:
Consolidated company-sponsored investment funds	$7,930	$(150)	$9,415	$(7,153)
Other	48	101	195	200
Total non-redeemable non-controlling interests	7,978	(49)	9,610	(6,953)
Redeemable non-controlling interests:
Consolidated company-sponsored investment funds	9,191	4,892	23,877	6,048
Total non-controlling interest in net income (loss)	$17,169	$4,843	$33,487	$(905)

Index

Non-redeemable non-controlling interest as of June 30, 2017 and December 31, 2016 consisted of the following:

	June 30, 2017	December 31, 2016
	(in thousands)

Consolidated company-sponsored investment funds	$36,168	$34,622
Other	689	1,550
Total non-redeemable non-controlling interest	$36,857	$36,172

Redeemable non-controlling interest as of June 30, 2017 and December 31, 2016 consisted of the following:

	June 30, 2017	December 31, 2016
	(in thousands)

Consolidated company-sponsored investment funds	$335,440	$384,294
CPH Capital Fondsmaeglerselskab A/S acquisition	8,664	8,665
Total redeemable non-controlling interest	$344,104	$392,959

Index

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview
Our total assets under management ("AUM") as of June 30, 2017 were $516.6 billion, up $18.7 billion, or 3.8%, compared to March 31, 2017, and up $27.1 billion, or 5.5%, compared to June 30, 2016. During the second quarter of 2017, AUM increased as a result of market appreciation of $14.0 billion and net inflows of $4.7 billion (primarily due to Retail net inflows of $3.2 billion). During the twelve months ended June 30, 2017, AUM increased as a result of market appreciation of $35.5 billion and new assets from our third quarter 2016 acquisition of Ramius Alternative Solutions LLC ($2.5 billion of AUM), offset by net outflows of $10.9 billion (primarily due to Institutional net outflows of $8.9 billion).
During the second quarter of 2017, we had net inflows of $6.6 billion in our actively managed investment services and net outflows of $1.9 billion in our passively managed investment services. During the twelve months ended June 30, 2017, we had net outflows of $4.8 billion and $6.1 billion in our actively and passively managed investment services, respectively.
Institutional AUM increased $8.0 billion, or 3.2%, to $252.9 billion during the second quarter of 2017, due to market appreciation of $6.8 billion and net inflows of $1.2 billion. Gross sales increased 59.7% sequentially from $2.5 billion during the first quarter of 2017 to $4.0 billion during the second quarter of 2017. Redemptions and terminations decreased 45.8% sequentially from $5.4 billion to $2.9 billion.
Retail AUM increased $8.4 billion, or 5.0%, to $177.3 billion during the second quarter of 2017, due to market appreciation of $5.2 billion and net inflows of $3.2 billion. Gross sales were flat sequentially. Redemptions and terminations decreased 13.1% sequentially from $10.2 billion during the first quarter of 2017 to $8.9 billion during the second quarter of 2017.
Private Wealth Management AUM increased $2.3 billion, or 2.9%, to $86.4 billion during the second quarter of 2017, due to market appreciation of $2.0 billion and net inflows of $0.3 billion. Gross sales were essentially flat sequentially. Redemptions and terminations decreased 6.6% sequentially from $2.8 billion during the first quarter of 2017 to $2.6 billion during the second quarter of 2017.
Bernstein Research Services revenue for the second quarter of 2017 was $109.5 million, down $5.6 million, or 4.9%, compared to the second quarter of 2016, due to a decline in our clients' trading activity in the U.S. and Europe, which offset an increase in client activity in Asia.
Net revenues for the second quarter of 2017 increased $76.5 million, or 10.5%, to $802.3 million from $725.8 million in the second quarter of 2016. The most significant contributors to the increase were higher base advisory fees of $40.2 million, higher investment gains of $21.8 million and higher performance-based fees of $13.9 million. Operating expenses for the second quarter of 2017 increased $56.6 million, or 9.7%, to $639.8 million from $583.2 million in the second quarter of 2016. The increase primarily was due to higher real estate charges of $23.5 million, higher employee compensation and benefits of $18.6 million, higher general and administrative expenses of $7.7 million and higher promotion and servicing expenses of $5.1 million. Our operating income increased $19.9 million, or 14.0%, to $162.5 million from $142.6 million; however our operating margin decreased to 18.1% in the second quarter of 2017 from 19.0% in the second quarter of 2016.
Market Environment
The second quarter of 2017 continued the momentum experienced during the first quarter. In the U.S., equity markets approached record highs during the second quarter, and fixed income risk assets, such as high yield and other credit instruments, continued their year-long rally. The U.S. Federal Reserve raised short-term interest rates in June by a quarter-point, its third-rate hike since December 2016, and in another vote of confidence in the U.S. economy, upgraded its forecast for both U.S. economic growth and unemployment this year.
Outside the U.S., economic growth varies throughout developed and emerging markets. EAFE (Europe, Asia and Far East) and emerging markets equities have earned the highest returns year-to-date - multiples of U.S. equity returns - as a result of improving corporate earnings, greater regulatory clarity, constructive outcomes of various European elections and stabilization in economic growth among the emerging markets. Despite this generally positive backdrop, uncertainty remains over issues such as the potential for rising inflation in the U.S. and the ongoing pace and degree of future interest rate hikes, the impact of Brexit, and ongoing concerns about geopolitics, commodities and the sustainability of growth in the emerging markets. Lastly, while the current environment of lower stock correlations, and the potential for disparate returns and higher volatility going forward bode well for active asset management - year-to-date 54% of U.S. active asset managers are outperforming benchmarks, up from a five-year

Index

average of 34% - the migration of active assets to passive assets continues apace, presenting a significant industry-wide challenge to organic growth.
Assets Under Management

Assets under management by distribution channel are as follows:

	As of June 30,
	2017	2016	$ Change	% Change
	(in billions)

Institutions	$252.9	$248.8	$4.1	1.6%
Retail	177.3	161.4	15.9	9.8
Private Wealth Management	86.4	79.3	7.1	9.0
Total	$516.6	$489.5	$27.1	5.5

Assets under management by investment service are as follows:

	As of June 30,
	2017	2016	$ Change	% Change
	(in billions)
Equity
Actively Managed	$124.5	$109.2	$15.3	13.9%
Passively Managed(1)	50.1	46.3	3.8	8.3
Total Equity	174.6	155.5	19.1	12.3

Fixed Income
Actively Managed
Taxable	236.6	229.4	7.2	3.1
Tax–exempt	39.2	37.1	2.1	5.6
	275.8	266.5	9.3	3.5

Passively Managed(1)	9.9	11.9	(2.0)	(16.7)
Total Fixed Income	285.7	278.4	7.3	2.6

Other(2)
Actively Managed	55.8	55.3	0.5	0.9
Passively Managed(1)	0.5	0.3	0.2	69.5
Total Other	56.3	55.6	0.7	1.4
Total	$516.6	$489.5	$27.1	5.5

(1)Includes index and enhanced index services.
(2)Includes certain multi-asset solutions and services and certain alternative investments.

Index

Changes in assets under management for the three-month, six-month and twelve-month periods ended June 30, 2017 are as follows:

	Distribution Channel
	Institutions	Retail	Private Wealth Management	Total
	(in billions)

Balance as of March 31, 2017	$244.9	$168.9	$84.1	$497.9
Long-term flows:
Sales/new accounts	4.0	13.5	2.9	20.4
Redemptions/terminations	(2.9)	(8.9)	(2.6)	(14.4)
Cash flow/unreinvested dividends	0.1	(1.4)	—	(1.3)
Net long-term inflows	1.2	3.2	0.3	4.7
Market appreciation	6.8	5.2	2.0	14.0
Net change	8.0	8.4	2.3	18.7
Balance as of June 30, 2017	$252.9	$177.3	$86.4	$516.6

Balance as of December 31, 2016	$239.3	$160.2	$80.7	$480.2
Long-term flows:
Sales/new accounts	6.5	27.0	5.9	39.4
Redemptions/terminations	(8.4)	(19.1)	(5.3)	(32.8)
Cash flow/unreinvested dividends	1.1	(3.1)	(0.1)	(2.1)
Net long-term (outflows) inflows	(0.8)	4.8	0.5	4.5
Market appreciation	14.4	12.3	5.2	31.9
Net change	13.6	17.1	5.7	36.4
Balance as of June 30, 2017	$252.9	$177.3	$86.4	$516.6

Balance as of June 30, 2016	$248.8	$161.4	$79.3	$489.5
Long-term flows:
Sales/new accounts	18.4	49.7	10.6	78.7
Redemptions/terminations	(20.4)	(45.3)	(10.4)	(76.1)
Cash flow/unreinvested dividends	(6.9)	(6.1)	(0.5)	(13.5)
Net long-term outflows	(8.9)	(1.7)	(0.3)	(10.9)
Acquisition	2.5	—	—	2.5
Transfers	—	0.1	(0.1)	—
Market appreciation	10.5	17.5	7.5	35.5
Net change	4.1	15.9	7.1	27.1
Balance as of June 30, 2017	$252.9	$177.3	$86.4	$516.6

Index

	Investment Service
	Equity Actively Managed	Equity Passively Managed(1)	Fixed Income Actively Managed - Taxable	Fixed Income Actively Managed - Tax- Exempt	Fixed Income Passively Managed(1)	Other(2)	Total
	(in billions)

Balance as of March 31, 2017	$118.8	$48.9	$228.1	$37.8	$11.1	$53.2	$497.9
Long-term flows:
Sales/new accounts	5.2	0.1	10.6	2.1	—	2.4	20.4
Redemptions/terminations	(4.3)	(0.2)	(6.4)	(1.3)	(1.4)	(0.8)	(14.4)
Cash flow/unreinvested dividends	(0.3)	(0.4)	(0.6)	—	—	—	(1.3)
Net long-term inflows (outflows)	0.6	(0.5)	3.6	0.8	(1.4)	1.6	4.7
Market appreciation	5.1	1.7	4.9	0.6	0.2	1.5	14.0
Net change	5.7	1.2	8.5	1.4	(1.2)	3.1	18.7
Balance as of June 30, 2017	$124.5	$50.1	$236.6	$39.2	$9.9	$56.3	$516.6

Balance as of December 31, 2016	$111.9	$48.1	$220.9	$36.9	$11.1	$51.3	$480.2
Long-term flows:
Sales/new accounts	10.1	0.5	21.8	4.1	—	2.9	39.4
Redemptions/terminations	(9.1)	(1.2)	(16.3)	(3.0)	(1.5)	(1.7)	(32.8)
Cash flow/unreinvested dividends	(1.2)	(1.8)	0.7	—	—	0.2	(2.1)
Net long-term (outflows) inflows	(0.2)	(2.5)	6.2	1.1	(1.5)	1.4	4.5
Market appreciation	12.8	4.5	9.5	1.2	0.3	3.6	31.9
Net change	12.6	2.0	15.7	2.3	(1.2)	5.0	36.4
Balance as of June 30, 2017	$124.5	$50.1	$236.6	$39.2	$9.9	$56.3	$516.6

Index

Balance as of June 30, 2016	$109.2	$46.3	$229.4	$37.1	$11.9	$55.6	$489.5
Long-term flows:
Sales/new accounts	17.6	0.7	47.0	8.2	0.2	5.0	78.7
Redemptions/terminations	(20.7)	(1.8)	(36.5)	(5.8)	(1.9)	(9.4)	(76.1)
Cash flow/unreinvested dividends	(3.0)	(3.2)	(4.6)	(0.3)	(0.3)	(2.1)	(13.5)
Net long-term (outflows) inflows	(6.1)	(4.3)	5.9	2.1	(2.0)	(6.5)	(10.9)
Acquisition	—	—	—	—	—	2.5	2.5
Market appreciation	21.4	8.1	1.3	—	—	4.7	35.5
Net change	15.3	3.8	7.2	2.1	(2.0)	0.7	27.1
Balance as of June 30, 2017	$124.5	$50.1	$236.6	$39.2	$9.9	$56.3	$516.6

(1)Includes index and enhanced index services.
(2)Includes certain multi-asset solutions and services and certain alternative investments.

Net long-term inflows (outflows) for actively managed investment services as compared to passively managed investment services for the three-month, six-month and twelve-month periods ended June 30, 2017 are as follows:

	Periods Ended June 30, 2017
	Three-months	Six-months	Twelve-months
	(in billions)
Actively Managed
Equity	$0.6	$(0.2)	$(6.1)
Fixed Income	4.4	7.3	8.0
Other	1.6	1.4	(6.7)
	6.6	8.5	(4.8)
Passively Managed
Equity	(0.5)	(2.5)	(4.3)
Fixed Income	(1.4)	(1.5)	(2.0)
Other	—	—	0.2
	(1.9)	(4.0)	(6.1)
Total net long-term inflows (outflows)	$4.7	$4.5	$(10.9)

Index

Average assets under management by distribution channel and investment service were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
	(in billions)				(in billions)
Distribution Channel:
Institutions	$248.9	$246.8	$2.1	0.8%	$246.5	$241.8	$4.7	2.0%
Retail	173.4	159.0	14.4	9.1	169.2	155.1	14.1	9.1
Private Wealth Management	85.4	78.7	6.7	8.4	83.9	77.5	6.4	8.3
Total	$507.7	$484.5	$23.2	4.8	$499.6	$474.4	$25.2	5.3

Investment Service:
Equity Actively Managed	$121.8	$110.0	$11.8	10.7%	$118.8	$108.2	$10.6	9.8%
Equity Passively Managed(1)	49.7	46.2	3.5	7.6	49.2	45.2	4.0	8.8
Fixed Income Actively Managed – Taxable	232.9	222.9	10.0	4.5	229.6	216.9	12.7	5.8
Fixed Income Actively Managed – Tax-exempt	38.5	35.9	2.6	7.1	37.9	35.1	2.8	8.0
Fixed Income Passively Managed(1)	10.2	11.1	(0.9)	(7.5)	10.6	10.7	(0.1)	(0.9)
Other (2)	54.6	58.4	(3.8)	(6.6)	53.5	58.3	(4.8)	(8.1)
Total	$507.7	$484.5	$23.2	4.8	$499.6	$474.4	$25.2	5.3

(1)Includes index and enhanced index services.
(2)Includes certain multi-asset solutions and services and certain alternative investments.

Our Institutional channel second quarter average AUM of $248.9 billion increased $2.1 billion, or 0.8%, compared to the second quarter of 2016, primarily due to our Institutional AUM increasing $4.1 billion, or 1.6%, to $252.9 billion over the last twelve months. The $4.1 billion increase in AUM primarily resulted from market appreciation of $10.5 billion and new assets from our 2016 acquisition of $2.5 billion, offset by net outflows of $8.9 billion.
Our Retail channel second quarter average AUM of $173.4 billion increased $14.4 billion, or 9.1%, compared to the second quarter of 2016, primarily due to our Retail AUM increasing $15.9 billion, or 9.8%, to $177.3 billion over the last twelve months. The $15.9 billion increase in AUM primarily resulted from market appreciation of $17.5 billion, offset by net outflows of $1.7 billion.
Our Private Wealth Management channel second quarter average AUM of $85.4 billion increased $6.7 billion, or 8.4%, compared to the second quarter of 2016, primarily due to our Private Wealth Management AUM increasing $7.1 billion, or 9.0%, to $86.4 billion over the last twelve months. The $7.1 billion increase in AUM primarily resulted from market appreciation of $7.5 billion, offset by net outflows of $0.3 billion.

Index

Absolute investment composite returns, gross of fees, and relative performance as of June 30, 2017 compared to benchmarks for certain representative Institutional equity and fixed income services are as follows:

	1-Year	3-Year	5-Year
Global High Income - Hedged (fixed income)
Absolute return	13.2%	5.1%	7.8%
Relative return (vs. Bloomberg Barclays Global High Yield Index - Hedged)	1.3	(0.2)	—
U.S. High Yield (fixed income)
Absolute return	11.6	4.3	7.4
Relative return (vs. Bloomberg Barclays U.S. Corp. High Yield Index)	(1.1)	(0.2)	0.6
Global Plus - Hedged (fixed income)
Absolute return	1.7	4.0	4.1
Relative return (vs. Bloomberg Barclays Global Aggregate Index - Hedged)	2.1	0.8	0.8
Intermediate Municipal Bonds (fixed income)
Absolute return	—	2.5	2.3
Relative return (vs. Lipper Short/Int. Blended Muni Fund Avg)	0.4	0.9	0.7
U.S. Strategic Core Plus (fixed income)
Absolute return	1.5	3.5	3.4
Relative return (vs. Bloomberg Barclays U.S. Aggregate Index)	1.8	1.0	1.2
Emerging Market Debt (fixed income)
Absolute return	9.0	4.9	5.7
Relative return (vs. JPM EMBI Global/JPM EMBI)	3.5	0.2	0.5
Emerging Markets Value
Absolute return	25.7	1.4	3.9
Relative return (vs. MSCI EM Index)	2.0	0.3	(0.1)
Global Strategic Value
Absolute return	23.2	5.2	13.9
Relative return (vs. MSCI ACWI Index)	4.4	0.4	3.4
U.S. Small & Mid Cap Value
Absolute return	21.3	7.3	15.8
Relative return (vs. Russell 2500 Value Index)	3.0	1.1	2.2
U.S. Strategic Value
Absolute return	14.8	4.0	13.3
Relative return (vs. Russell 1000 Value Index)	(0.7)	(3.3)	(0.7)
U.S. Small Cap Growth
Absolute return	29.7	7.0	13.8
Relative return (vs. Russell 2000 Growth Index)	5.3	(0.7)	(0.2)
U.S. Large Cap Growth
Absolute return	23.6	14.3	18.3
Relative return (vs. Russell 1000 Growth Index)	3.2	3.2	3.0
U.S. Small & Mid Cap Growth
Absolute return	25.1	7.3	13.5
Relative return (vs. Russell 2500 Growth Index)	3.7	(0.4)	(0.8)
Concentrated U.S. Growth
Absolute return	28.4	11.3	16.6
Relative return (vs. S&P 500 Index)	10.5	1.7	2.0
Select U.S. Equity
Absolute return	17.7	9.7	14.8
Relative return (vs. S&P 500 Index)	(0.2)	0.1	0.1
Strategic Equities
Absolute return	16.3	9.5	14.3
Relative return (vs. Russell 3000 Index)	(2.2)	0.4	(0.3)
Global Core Equity
Absolute return	23.2	6.7	13.0
Relative return (vs. MSCI ACWI Index)	4.4	1.8	2.5

Index

Consolidated Results of Operations

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
	(in thousands, except per unit amounts)				(in thousands, except per unit amounts)

Net revenues	$802,313	$725,806	$76,507	10.5%	$1,567,230	$1,494,932	$72,298	4.8%
Expenses	639,776	583,231	56,545	9.7	1,238,381	1,179,315	59,066	5.0
Operating income	162,537	142,575	19,962	14.0	328,849	315,617	13,232	4.2
Income taxes	10,265	13,231	(2,966)	(22.4)	20,322	25,737	(5,415)	(21.0)
Net income	152,272	129,344	22,928	17.7	308,527	289,880	18,647	6.4
Net income (loss) of consolidated entities attributable to non-controlling interests	17,169	4,843	12,326	254.5	33,487	(905)	34,392	n/m
Net income attributable to AB Unitholders	$135,103	$124,501	$10,602	8.5	$275,040	$290,785	$(15,745)	(5.4)

Diluted net income per AB Unit	$0.50	$0.46	$0.04	8.7	$1.01	$1.06	$(0.05)	(4.7)

Distributions per AB Unit	$0.56	$0.46	$0.10	21.7	$1.08	$0.91	$0.17	18.7

Operating margin (1)	18.1%	19.0%			18.8%	21.2%

(1)Operating income excluding net (loss) income attributable to non-controlling interests as a percentage of net revenues.

Net income attributable to AB Unitholders for the three months ended June 30, 2017 increased $10.6 million, or 8.5%, from the three months ended June 30, 2016. The increase resulted from (in millions):

Higher base advisory fees	$40.2
Higher investment gains	21.8
Higher performance-based fees	13.9
Higher real estate charges	(23.5)
Higher employee compensation and benefits	(18.6)
Higher net income of consolidated entities attributable to non-controlling interests	(12.3)
Higher other general and administrative expenses	(7.7)
Higher promotion and servicing expenses	(5.1)
Other	1.9
$10.6

Index

Net income attributable to AB Unitholders for the six months ended June 30, 2017 decreased $15.7 million, or 5.4%, from the six months ended June 30, 2016. The decrease resulted from (in millons):

Higher employee compensation and benefits	$(38.4)
Net income in the current year compared to net loss in the prior year of consolidate entities attributable to non-controlling interest	(34.4)
Lower investment gains	(18.5)
Lower Bernstein Research Services revenue	(19.3)
Higher other general and administrative expenses	(16.0)
Higher base advisory fees	81.6
Higher performance-based fees	19.4
Lower income tax expense	5.4
Lower real estate charges	4.0
Other	0.5
$(15.7)

Revision

During the third quarter of 2016, management determined that the frequency with which we had settled our U.S. inter-company payable balances with foreign subsidiaries over the past several years created deemed dividends under Section 956 of the U.S. Internal Revenue Code of 1986, as amended ("Section 956"). In the past, we funded our foreign subsidiaries as they required cash for their operations rather than pre-fund them each quarter, thereby reducing the inter-company balance to zero on a quarterly basis, as required by Section 956. As a result, we had been understating our income tax provision and income tax liability since 2010. In regard to our revision of previously issued financial statements, we recorded a cumulative adjustment to our January 1, 2012 partners' capital account and revised our consolidated statements of financial condition and consolidated statements of income from 2012 through the second quarter of 2016. See Note 1 to our consolidated financial statements contained in Item 1 for further discussion.

Real Estate Charges

Since 2010, in connection with our workforce reductions and in an effort to reduce our global real estate footprint, we have implemented a global office space consolidation. As a result, we have sub-leased over one million square feet of office space.

During the first six months of 2017, we recorded pre-tax real estate charges of $20.7 million, resulting from new charges of $21.5 million primarily relating to the further consolidation of office space at our New York offices, offset by changes in estimates related to previously recorded real estate charges of $0.8 million. During the first six months of 2016, we recorded pre-tax real estate charges of $24.8 million, resulting from new charges of $26.7 million relating to the further consolidation of office space at our New York offices, offset by changes in estimates related to previously recorded real estate charges of $1.9 million.

Units Outstanding

Each quarter, we consider whether to implement a plan to repurchase AB Holding Units pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (“Exchange Act”). A Rule 10b5-1 plan allows a company to repurchase its shares at times when it otherwise might be prevented from doing so because of self-imposed trading blackout periods or because it possesses material non-public information. Each broker we select has the authority under the terms and limitations specified in the plan to repurchase AB Holding Units on our behalf in accordance with the terms of the plan. Repurchases are subject to regulations promulgated by the SEC as well as certain price, market volume and timing constraints specified in the plan. The plan adopted during the second quarter of 2017 expired at the close of business on July 26, 2017. We may adopt additional Rule 10b5-1 plans in the future to engage in open-market purchases of AB Holding Units to help fund anticipated obligations under our incentive compensation award program and for other corporate purposes.

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

Index

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)

Net revenues, US GAAP basis	$802,313	$725,806	$1,567,230	$1,494,932
Adjustments:
Long-term incentive compensation-related investment (gains) losses	(1,926)	(792)	(4,905)	535
Long-term incentive compensation-related dividends and interest	(150)	(142)	(309)	(293)
Distribution-related payments	(102,756)	(93,217)	(199,123)	(180,344)
Amortization of deferred sales commissions	(8,307)	(10,577)	(17,386)	(21,819)
Pass-through fees and expenses	(9,701)	(11,708)	(20,108)	(23,359)
Gain on sale of investment carried at cost	—	—	—	(75,273)
Gain on sale of software technology	(4,231)	—	(4,231)	—
Impact of consolidated company-sponsored funds	(25,701)	(5,471)	(47,855)	(414)
Adjusted net revenues	$649,541	$603,899	$1,273,313	$1,193,965

Operating income, US GAAP basis	$162,537	$142,575	$328,849	$315,617
Adjustments:
Long-term incentive compensation-related items	417	(354)	484	609
Gain on sale of investment carried at cost	—	—	—	(75,273)
Gain on sale of software technology	(4,231)	—	(4,231)	—
Acquisition-related expenses	25	239	550	239
Real estate (credits) charges	20,747	(2,801)	20,745	24,785
Sub-total of non-GAAP adjustments	16,958	(2,916)	17,548	(49,640)
Less: Net income (loss) of consolidated entities attributable to non-controlling interests	17,169	4,843	33,487	(905)
Adjusted operating income	$162,326	$134,816	$312,910	$266,882

Adjusted operating margin	25.0%	22.3%	24.6%	22.4%

Index

Adjusted operating income for the three months ended June 30, 2017 increased $27.5 million, or 20.4%, from the three months ended June 30, 2016, primarily due to higher investment advisory base fees of $41.2 million and higher performance-based fees of $13.9 million, offset by higher employee compensation expense (excluding the impact of long-term incentive compensation-related items) of $16.7 million and lower Bernstein Research Services revenue of $5.6 million. Adjusted operating income for the six months ended June 30, 2017 increased $46.0 million, or 17.2%, from the six months ended June 30, 2016, primarily due to higher investment advisory base fees of $82.8 million and higher performance-based fees of $19.4 million, offset by higher employee compensation expense (excluding the impact of long-term incentive compensation-related items) of $32.5 million and lower Bernstein Research Services revenue of $19.3 million.

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

We adjust for the revenue impact of consolidating company-sponsored investment funds by eliminating the consolidated company-sponsored investment funds' revenues and including AB's fees from such consolidated company-sponsored investment funds and AB's investment gains and losses on its investments in such consolidated company-sponsored investment funds that were eliminated in consolidation. Lastly, in the second quarter of 2017 we excluded a realized gain of $4.2 million on the exchange of software technology for an ownership stake in a third party provider of financial market data and trading tools and in the first quarter of 2016 we excluded a realized gain of $75.3 million resulting from the liquidation of an investment in Jasper Wireless Technologies, Inc. ("Jasper"), which was acquired by Cisco Systems, Inc., because these transactions are not part of our core operating results.

Adjusted Operating Income

Adjusted operating income represents operating income on a US GAAP basis excluding (1) the impact on net revenues and compensation expense of the investment gains and losses (as well as the dividends and interest) associated with employee long-term incentive compensation-related investments, (2) the gain on the sale of our investment in Jasper during 2016, (3) the gain on the sale of software technology during 2017 (4) real estate charges (credits), (5) acquisition-related expenses, and (6) the impact of consolidated company-sponsored investment funds.

Prior to 2009, a significant portion of employee compensation was in the form of long-term incentive compensation awards that were notionally invested in AB investment services and generally vested over a period of four years. AB economically hedged the exposure to market movements by purchasing and holding these investments on its balance sheet. All such investments had vested as of year-end 2012 and the investments have been delivered to the participants, except for those investments with respect to which the participant elected a long-term deferral. Fluctuation in the value of these investments is recorded within investment gains and losses on the income statement and also impacts compensation expense. Management believes it is useful to reflect the offset achieved from economically hedging the market exposure of these investments in the calculation of adjusted operating income and adjusted operating margin. The non-GAAP measures exclude gains and losses and dividends and interest on employee long-term incentive compensation-related investments included in revenues and compensation expense.

A realized gain on the liquidation of our Jasper investment during 2016 has been excluded due to its non-recurring nature and because it is not part of our core operating results.

A realized gain on the exchange of software technology for an ownership stake in a third party company during 2017 has been excluded due to its non-recurring nature and because it is not part of our core operating results.

Real estate charges (credits) have been excluded because they are not considered part of our core operating results when comparing financial results from period to period and to industry peers.

Acquisition-related expenses have been excluded because they are not considered part of our core operating results when comparing financial results from period to period and to industry peers.

Index

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

Index

Net Revenues

The components of net revenues are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
	(in thousands)				(in thousands)
Investment advisory and services fees:
Institutions:
Base fees	$107,089	$101,248	$5,841	5.8%	$209,498	$198,228	$11,270	5.7%
Performance-based fees	2,452	511	1,941	379.8	6,678	1,025	5,653	551.5
	109,541	101,759	7,782	7.6	216,176	199,253	16,923	8.5
Retail:
Base fees	224,182	201,735	22,447	11.1	433,279	391,703	41,576	10.6
Performance-based fees	11,818	2	11,816	n/m	13,423	2	13,421	n/m
	236,000	201,737	34,263	17.0	446,702	391,705	54,997	14.0
Private Wealth Management:
Base fees	185,214	173,323	11,891	6.9	365,884	337,166	28,718	8.5
Performance-based fees	408	231	177	76.6	691	339	352	103.8
	185,622	173,554	12,068	7.0	366,575	337,505	29,070	8.6
Total:
Base fees	516,485	476,306	40,179	8.4	1,008,661	927,097	81,564	8.8
Performance-based fees	14,678	744	13,934	1,872.8	20,792	1,366	19,426	1,422.1
	531,163	477,050	54,113	11.3	1,029,453	928,463	100,990	10.9

Bernstein Research Services	109,470	115,053	(5,583)	(4.9)	222,211	241,518	(19,307)	(8.0)
Distribution revenues	100,149	97,321	2,828	2.9	196,703	190,013	6,690	3.5
Dividend and interest income	19,348	10,147	9,201	90.7	33,404	20,220	13,184	65.2
Investment gains (losses)	24,113	2,276	21,837	959.4	49,314	67,863	(18,549)	(27.3)
Other revenues	24,265	25,833	(1,568)	(6.1)	46,630	50,804	(4,174)	(8.2)
Total revenues	808,508	727,680	80,828	11.1	1,577,715	1,498,881	78,834	5.3
Less: Interest expense	6,195	1,874	4,321	230.6	10,485	3,949	6,536	165.5
Net revenues	$802,313	$725,806	$76,507	10.5	$1,567,230	$1,494,932	$72,298	4.8

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

Index

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

We sometimes charge our clients performance-based fees. In these situations, we charge a base advisory fee and are eligible to earn an additional performance-based fee or incentive allocation that is calculated as either a percentage of absolute investment results or a percentage of investment results in excess of a stated benchmark over a specified period of time. Some performance-based fees include a high-watermark provision, which generally provides that if a client account underperforms relative to its performance target (whether absolute or relative to a specified benchmark), it must gain back such underperformance before we can collect future performance-based fees. Therefore, if we fail to achieve our performance target for a particular period, we will not earn a performance-based fee for that period and, for accounts with a high-watermark provision, our ability to earn future performance-based fees will be impaired. We are eligible to earn performance-based fees on 7.0%, 3.8% and 0.8% of the assets we manage for institutional clients, private wealth clients and retail clients, respectively (in total, 4.3% of our AUM).

During 2016 and 2017, we received carried interest distributions of $72.5 million, as general partner of our real estate fund ($66.6 million) and as investment advisor to a middle market lending fund ($5.9 million). In accordance with our revenue recognition policies, we did not recognize these carried interest distributions as performance fee revenues, instead recording a deferred revenue liability, because the distributions are subject to claw-back provisions. We will recognize the distribution as revenues when the potential claw-back obligations are mathematically remote, which may not occur until at or near termination of the real estate fund. In addition, we have revenue-sharing arrangements whereby certain employees are entitled to a share of carried interest proceeds distributed by certain funds, including the real estate fund. As such, we distributed $33.2 million of these carried interest proceeds to certain real estate fund employees. We have recorded this payment, which, like our carried interest distribution, is subject to claw-back provisions, as an advance to employees and will recognize it as compensation expense in the period in which the applicable revenue is recognized.

For the three months ended June 30, 2017, our investment advisory and services fees increased by $54.1 million, or 11.3%, from the three months ended June 30, 2016, primarily due to a $40.2 million, or 8.4%, increase in base fees, which primarily resulted from a 4.8% increase in average AUM and the impact of a shift in distribution channel mix from Institutions to Retail and Private Wealth Management, which generally have higher fees. In addition, performance-based fees increased by $13.9 million. For the six months ended June 30, 2017, our investment advisory and services fees increased by $101.0 million, or 10.9%, from the six months ended June 30, 2016, primarily due to an $81.6 million, or 8.8%, increase in base fees, which primarily resulted from a 5.3% increase in average AUM and the impact of a shift in distribution channel mix from Institutions to Retail and Private Wealth Management, which generally have higher fees. In addition, performance-based fees increased by $19.4 million.

Institutional investment advisory and services fees for the three months ended June 30, 2017 increased by $7.8 million, or 7.6%, from the three months ended June 30, 2016, primarily due to a $5.8 million, or 5.8%, increase in base fees, which primarily resulted from a 0.8% increase in average AUM and the impact of a shift in product mix into active equities, which generally have higher fees. Institutional investment advisory and services fees for the six months ended June 30, 2017 increased by $16.9 million, or 8.5%, from the six months ended June 30, 2016, primarily due to an $11.3 million, or 5.7%, increase in base fees, which primarily

Index

resulted from a 2.0% increase in average AUM and the impact of a shift in product mix into active equities, which generally have higher fees. In addition, performance-based fees increased by $5.6 million.

Retail investment advisory and services fees for the three months ended June 30, 2017 increased by $34.3 million, or 17.0%, from the three months ended June 30, 2016, due to an increase in base fees of $22.5 million, or 11.1%, primarily resulting from a 9.1% increase in average AUM. In addition, performance-based fees increased by $11.8 million. Retail investment advisory and services fees for the six months ended June 30, 2017 increased by $55.0 million, or 14.0%, from the six months ended June 30, 2016, due to an increase in base fees of $41.6 million, or 10.6%, primarily resulting from a 9.1% increase in average AUM. In addition, performance-based fees increased by $13.4 million.

Private Wealth Management investment advisory and services fees for the three months ended June 30, 2017 increased by $12.1 million, or 7.0%, from the three months ended June 30, 2016, due to an increase in base fees of $11.9 million, or 6.9%, primarily resulting from an 8.4% increase in average AUM. Private Wealth Management investment advisory and services fees for the six months ended June 30, 2017 increased by $29.1 million, or 8.6%, from the six months ended June 30, 2016, due to an increase in base fees of $28.7 million, or 8.5%, primarily resulting from an 8.3% increase in average AUM.

Bernstein Research Services

Bernstein Research Services revenue consists principally of equity commissions received for providing equity research and brokerage-related services to institutional investors.

Revenues from Bernstein Research Services for the three months ended June 30, 2017 decreased $5.6 million, or 4.9%, compared to the corresponding period in 2016, due to a decline in our clients' trading activity in the U.S. and Europe, which offset an increase in client trading activity in Asia. Revenues for the six months ended June 30, 2017 decreased $19.3 million, or 8.0%, compared to the corresponding period in 2016, primarily due to a decline in our client's trading activity in the U.S.

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
Distribution revenues for the three and six months ended June 30, 2017 increased $2.8 million, or 2.9%, and $6.7 million, or 3.5%, respectively, compared to the corresponding periods in 2016, primarily due to the corresponding average AUM of these mutual funds increasing 6.1% and 6.5%, respectively, offset by the impact of a shift in product mix. For the three months ended June 30, 2017, average AUM of non B-share and non C-share mutual funds (which have lower distribution fee rates than B-share and C-share mutual funds) increased 8.7%, while average AUM of B-share and C-share mutual funds decreased by 12.4%. For the six months ended June 30, 2017, average AUM of non B-share and non C-share mutual funds increased 8.5%, while average AUM of B-share and C-share mutual funds decreased 7.5%.

Dividend and Interest Income and Interest Expense

Dividend and interest income consists of investment income and interest earned on customer margin balances and U.S. Treasury Bills as well as dividend and interest income in our consolidated company-sponsored investment funds. Interest expense principally reflects interest accrued on cash balances in customers’ brokerage accounts. Dividend and interest income, net of interest expense, for the three and six months ended June 30, 2017 increased $4.9 million, or 59.0%, and $6.6 million, or 40.9%, respectively, compared to the corresponding periods in 2016, primarily due to higher dividend and interest income in our consolidated company-sponsored investment funds.

Investment Gains (Losses)

Investment gains (losses) consist primarily of realized and unrealized investment gains or losses on: (i) employee long-term incentive compensation-related investments, (ii) U.S. Treasury Bills, (iii) market-making in exchange-traded options and equities, (iv) seed capital investments, (v) derivatives and (vi) investments in our consolidated company-sponsored investment funds. Investments gains (losses) also include equity in earnings of proprietary investments in limited partnership hedge funds that we sponsor and manage.

Index

Investment gains (losses) are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Long-term incentive compensation-related investments
Realized gains (losses)	$36	$203	$1,773	$1,141
Unrealized gains (losses)	1,890	588	3,132	(1,676)

Investments held by consolidated company-sponsored funds
Realized gains (losses)	31,013	(790)	28,381	(328)
Unrealized gains (losses)	(8,284)	5,433	18,550	(2,599)

Seed capital investments
Realized gains (losses)
Seed capital	20,258	(827)	20,895	65,255
Derivatives	(8,277)	(8,886)	(15,455)	(6,047)
Unrealized gains (losses)
Seed capital	(13,811)	3,395	(5,960)	16,589
Derivatives	2,890	3,834	572	(2,562)

Brokerage-related investments
Realized gains (losses)	(1,450)	(740)	(2,448)	(2,096)
Unrealized gains (losses)	(152)	66	(126)	186
	$24,113	$2,276	$49,314	$67,863

During the second quarter of 2017, we realized a gain of $4.2 million on the exchange of software technology for an ownership stake in a third party provider of financial market data and trading tools.
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
Other Revenues

Other revenues consist of fees earned for transfer agency services provided to company-sponsored mutual funds, fees earned for administration and recordkeeping services provided to company-sponsored mutual funds and the general accounts of AXA and its subsidiaries, and other miscellaneous revenues. Other revenues for the three and six months ended June 30, 2017 decreased $1.6 million, or 6.1%, and $4.2 million, or 8.2%, respectively, compared to the corresponding periods in 2016, primarily due to lower shareholder servicing fees.

Index

Expenses

The components of expenses are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
					(in thousands)

Employee compensation and benefits	$327,862	$309,249	$18,613	6.0%	$649,610	$611,260	$38,350	6.3%
Promotion and servicing:
Distribution-related payments	102,756	93,217	9,539	10.2	199,123	180,344	18,779	10.4
Amortization of deferred sales commissions	8,307	10,577	(2,270)	(21.5)	17,386	21,819	(4,433)	(20.3)
Trade execution, marketing, T&E and other	53,235	55,357	(2,122)	(3.8)	101,449	109,558	(8,109)	(7.4)
	164,298	159,151	5,147	3.2	317,958	311,721	6,237	2.0
General and administrative:
General and administrative	117,462	109,757	7,705	7.0	231,683	215,680	16,003	7.4
Real estate charges (credits)	20,747	(2,801)	23,548	n/m	20,745	24,785	(4,040)	(16.3)
	138,209	106,956	31,253	29.2	252,428	240,465	11,963	5.0
Contingent payment arrangements	178	353	(175)	(49.6)	355	706	(351)	(49.7)
Interest	2,254	1,052	1,202	114.3	4,122	2,284	1,838	80.5
Amortization of intangible assets	6,975	6,470	505	7.8	13,908	12,879	1,029	8.0
Total	$639,776	$583,231	$56,545	9.7	$1,238,381	$1,179,315	$59,066	5.0

Employee Compensation and Benefits

Employee compensation and benefits consist of base compensation (including salaries and severance), annual short-term incentive compensation awards (cash bonuses), annual long-term incentive compensation awards, commissions, fringe benefits and other employment costs (including recruitment, training, temporary help and meals).

Compensation expense as a percentage of net revenues was 40.9% and 42.6% for the three months ended June 30, 2017 and 2016, respectively. Compensation expense as a percentage of net revenues was 41.4% and 40.9% for the six months ended June 30, 2017 and 2016, respectively. Compensation expense generally is determined on a discretionary basis and is primarily a function of our firm’s current-year financial performance. The amounts of incentive compensation we award are designed to motivate, reward and retain top talent while aligning our executives' interests with the interests of our Unitholders. Senior management, with the approval of the Compensation Committee of the Board of Directors of AllianceBernstein Corporation (“Compensation Committee”), periodically confirms that the appropriate metric to consider in determining the amount of incentive compensation is the ratio of adjusted employee compensation and benefits expense to adjusted net revenues. Adjusted net revenues used in the adjusted compensation ratio are the same as the adjusted net revenues presented as a non-GAAP measure (discussed earlier in this MD&A). Adjusted employee compensation and benefits expense is total employee compensation and benefits expense minus other employment costs such as recruitment, training, temporary help and meals (which was 1.1% of adjusted net revenues for

Index

each of the three and six months ended June 30, 2017, and were 1.1% and 1.2%, respectively, of adjusted net revenues for the three and six months ended June 30, 2016), and excludes the impact of mark-to-market vesting expense, as well as dividends and interest expense, associated with employee long-term incentive compensation-related investments. Senior management, with the approval of the Compensation Committee, has established as an objective that adjusted employee compensation and benefits expense generally should not exceed 50% of our adjusted net revenues, except in unexpected or unusual circumstances. Our ratio of adjusted compensation expense as a percentage of adjusted net revenues was 49.0% and 49.5%, respectively, for the three and six months ended June 30, 2017. Our ratio of adjusted compensation expense as a percentage of adjusted net revenues was 50.0% for the three and six months ended June 30, 2016.

For the three months ended June 30, 2017, employee compensation and benefits expense increased $18.6 million, or 6.0%, compared to the three months ended June 30, 2016, primarily due to higher base compensation of $17.3 million, which resulted from higher severance. For the six months ended June 30, 2017, employee compensation and benefits expense increased $38.4 million, or 6.3%, compared to the six months ended June 30, 2016, primarily due to higher incentive compensation of $27.1 million, higher base compensation of $6.9 million, which resulted from higher severance, and higher commissions of $2.8 million.

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

Promotion and servicing expenses increased $5.1 million, or 3.2%, during the three months ended June 30, 2017 compared to the three months ended June 30, 2016. The increase primarily was due to higher distribution-related payments of $9.5 million, offset by lower amortization of deferred sales commissions of $2.3 million and lower transfer fees of $1.6 million. Promotion and servicing expenses increased $6.2 million, or 2.0%, during the six months ended June 30, 2017 compared to the six months ended June 30, 2016. The increase primarily was due to higher distribution-related payments of $18.8 million, offset by lower amortization of deferred sales commissions of $4.4 million, lower transfer fees of $3.4 million, lower travel and entertainment of $1.7 million, lower marketing costs of $1.6 million, and lower trade execution and clearing costs of $1.5 million.

General and Administrative

General and administrative expenses include portfolio services expenses, technology expenses, professional fees and office-related expenses (occupancy, communications and similar expenses). General and administrative expenses as a percentage of net revenues were 17.2% (14.6% excluding real estate charges) and 14.7% (15.1% excluding real estate charges) for the three months ended June 30, 2017 and 2016, respectively. General and administrative expenses increased $31.3 million, or 29.2%, during the second quarter of 2017 compared to the same period in 2016, primarily due to higher real estate charges of $23.5 million and higher expenses related to our consolidated company-sponsored investment funds of $7.3 million. General and administrative expenses as a percentage of net revenues were 16.1% (14.8% excluding real estate charges) and 16.1% (14.4% excluding real estate charges) for the six months ended June 30, 2017 and 2016, respectively. General and administrative expenses increased $12.0 million, or 5.0%, during the first six months of 2017 compared to the same period in 2016, primarily due to higher expenses related to our consolidated company-sponsored investment funds of $13.1 million and higher professional fees of $2.5 million, offset by lower real estate charges of $4.0 million.

Contingent Payment Arrangements

Contingent payment arrangements reflect changes in estimates of contingent payment liabilities associated with acquisitions in previous periods, as well as accretion expense of these liabilities. There were no changes in estimates during the first six months of 2017 and 2016.

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

Income tax expense for the three months ended June 30, 2017 decreased $3.0 million, or 22.4%, compared to the three months ended June 30, 2016. The decrease is due to a lower effective tax rate in the current quarter of 6.3% compared to 9.3% in the

Index

second quarter of 2016 (7.4% prior to the Section 956 revision previously discussed). Income tax expense for the six months ended June 30, 2017 decreased $5.4 million, or 21.0%, compared to the six months ended June 30, 2016. The decrease is due to a lower effective tax rate in the first six months of 2017 of 6.2%, compared to 8.2% in the first six months of 2016 (6.5% prior to the Section 956 revision previously discussed). In both periods the lower effective tax rate was driven by a favorable mix of earnings across the AB tax filing groups and the effect of foreign operations. There were no material changes to uncertain tax positions or valuation allowances against deferred tax assets during the quarter.

Net Income (Loss) of Consolidated Entities Attributable to Non-Controlling Interests

Net income (loss) of consolidated entities attributable to non-controlling interests primarily consists of limited partner interests owned by other investors in our consolidated company-sponsored investment funds. During the first six months of 2017, we had $33.5 million of net gains of consolidated entities attributable to non-controlling interests compared to a net loss of $0.9 million during the first six months of 2016.

CAPITAL RESOURCES AND LIQUIDITY

During the first six months of 2017, net cash provided by operating activities was $448.2 million, compared to $514.6 million during the corresponding 2016 period. The change primarily is due to a lower net purchases of seed capital and broker-dealer investments of $185.3 million and a decrease in accounts payable of $79.0 million, offset by an increase in net activity of our consolidated company-sponsored investment funds of $115.7 million, a decrease in broker-dealer related receivables (net of payables and segregated U.S. Treasury bills activity) of $46.6 million and an increase in accrued compensation of $24.8 million.

During the first six months of 2017, net cash used in investing activities was $14.0 million, compared to $20.2 million during the corresponding 2016 period. The change is due primarily to lower purchases of furniture, equipment and leasehold improvements.

During the first six months of 2017, net cash used in financing activities was $476.8 million, compared to $352.4 million during the corresponding 2016 period. The change reflects higher distributions to the General Partner and Unitholders of $63.2 million as a result of higher earnings (distributions on earnings are paid one quarter in arrears), higher repurchases of AB Holding Units of $43.7 million, higher net redemptions of consolidated company-sponsored investment funds of $27.2 million and lower proceeds from bank loans of $20.0 million, offset by an increase in overdrafts payable of $20.9 million and lower net repayments of commercial paper of $12.4 million.

As of June 30, 2017, AB had $598.4 million of cash and cash equivalents (excluding cash and cash equivalents of consolidated company-sponsored investment funds), all of which are available for liquidity, but consist primarily of cash on deposit for our broker-dealers to comply with various customer clearing activities, and cash held by foreign subsidiaries of $494.0 million. Through December 31, 2016, we permanently reinvested our historical and 2016 non-U.S. earnings outside the U.S. Effective January 1, 2017, we are repatriating our current non-U.S. earnings.

Debt and Credit Facilities

As of June 30, 2017 and December 31, 2016, AB had $482.4 million and $513.0 million, respectively, in commercial paper outstanding with weighted average interest rates of approximately 1.3% and 0.9%, respectively. The commercial paper is short term in nature, and as such, recorded value is estimated to approximate fair value (and considered a Level 2 security in the fair value hierarchy). Average daily borrowings of commercial paper during the first six months of 2017 and the full year 2016 were $557.3 million and $422.9 million, respectively, with weighted average interest rates of approximately 1.0% and 0.6%, respectively.

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

The Credit Facility contains affirmative, negative and financial covenants, which are customary for facilities of this type, including restrictions on dispositions of assets, restrictions on liens, a minimum interest coverage ratio and a maximum leverage ratio. As of June 30, 2017, we were in compliance with these covenants. The Credit Facility also includes customary events of default (with customary grace periods, as applicable), including provisions under which, upon the occurrence of an event of default, all outstanding loans may be accelerated and/or lender’s commitments may be terminated. Also, under such provisions, upon the

Index

occurrence of certain insolvency- or bankruptcy-related events of default, all amounts payable under the Credit Facility would automatically become immediately due and payable, and the lender’s commitments would automatically terminate.

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

As of June 30, 2017 and December 31, 2016, we had no amounts outstanding under the Credit Facility. During the first six months of 2017 and the full year 2016, we did not draw upon the Credit Facility.

AB has a $200.0 million, unsecured 364-day senior revolving credit facility (the "Revolver") with a leading international bank and the other lending institutions that may be party thereto. The Revolver is available for AB's and SCB LLC's business purposes, including the provision of additional liquidity to meet funding requirements primarily related to SCB LLC's operations. Both AB and SCB LLC can draw directly under the Revolver and management expects to draw on the Revolver from time to time. AB has agreed to guarantee the obligations of SCB LLC under the Revolver. The Revolver contains affirmative, negative and financial covenants that are identical to those of the Credit Facility. As of June 30, 2017, we had a loan outstanding of $30.0 million with a weighted average interest rate of approximately 2.2%. As of December 31, 2016, we had no amounts outstanding under the Revolver. Average daily borrowing of the Revolver during the first six months of 2017 and full year 2016 were $22.4 million and $7.3 million, respectively, with weighted average interest rates of approximately 1.8% and 1.6%, respectively.

In addition, SCB LLC has four uncommitted lines of credit with four financial institutions. Three of these lines of credit permit us to borrow up to an aggregate of approximately $225.0 million, with AB named as an additional borrower, while one line has no stated limit. As of June 30, 2017 and December 31, 2016, SCB LLC had no bank loans outstanding. Average daily borrowings of bank loans during the first six months of 2017 and full year 2016 were $3.9 million and $4.4 million, respectively, with weighted average interest rates of approximately 1.3% and 1.1%, respectively.

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

We entered into a subscription agreement, under which we committed to invest up to $35.0 million in a venture capital fund. As of June 30, 2017, we had funded $34.2 million of this commitment.

As general partner of AllianceBernstein U.S. Real Estate L.P. (“Real Estate Fund”), we committed to invest $25.0 million in the Real Estate Fund. As of June 30, 2017, we had funded $21.6 million of this commitment. As general partner of AllianceBernstein U.S. Real Estate II L.P. (“Real Estate Fund II”), we committed to invest $28.0 million in Real Estate Fund II. As of June 30, 2017, we had funded $9.4 million of this commitment.

We entered into an investment agreement under which we committed to invest up to $8.0 million in an oil and gas fund. As of June 30, 2017, we had funded $6.2 million of this commitment.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the second quarter of 2017 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index

Part II

OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 12 to the condensed consolidated financial statements contained in Part I, Item 1.

Item 1A.	Risk Factors

There have been no material changes in our risk factors from those disclosed in AB's Form 10-K for the year ended December 31, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no AB Units sold by AB in the period covered by this report that were not registered under the Securities Act.

The following table provides information relating to any AB Units bought by AB in the quarter covered by this report:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of AB Holding Units Purchased	Average Price Paid Per AB Holding Unit, net of Commissions	Total Number of AB Holding Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of AB Holding Units that May Yet Be Purchased Under the Plans or Programs
4/1/17 - 4/30/17	—	$—	—	—
5/1/17 - 5/31/17	—	—	—	—
6/1/17 - 6/30/17(1)	30,400	22.49	—	—
Total	30,400	$22.49	—	—

(1)	During June 2017, AB purchased 30,400 AB Units in private transactions.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

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

AXA has informed us that AXA Konzern AG, an AXA insurance subsidiary organized under the laws of Germany, provides car, accident and health insurance to diplomats based at the Iranian embassy in Berlin, Germany.  The total annual premium of these policies is approximately $171,000 before tax and the annual net profit arising from these policies, which is difficult to calculate with precision, is estimated to be $25,600. These policies were underwritten by a broker who specializes in providing insurance coverage for diplomats. Provision of motor vehicle insurance is mandatory in Germany and cannot be cancelled until the policy expires.

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

The aggregate annual premium for the above-referenced insurance policies is approximately $555,588, representing approximately 0.0004% of AXA’s 2016 consolidated revenues, which exceed $100 billion. The related net profit, which is difficult to calculate with precision, is estimated to be $83,238, representing approximately 0.0008% of AXA’s 2016 aggregate net profit.

Index

Item 6.	Exhibits

31.1	Certification of Mr. Bernstein furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Mr. Weisenseel furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of Mr. Bernstein furnished for the purpose of complying with Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: July 27, 2017	ALLIANCEBERNSTEIN L.P.

	By:	/s/ John C. Weisenseel
John C. Weisenseel
Chief Financial Officer

	By:	/s/ Edward J. Farrell
Edward J. Farrell
Chief Accounting Officer