Form 10-Q
period 2017-09-30
ALLIANCEBERNSTEIN L.P.
filed 2017-10-25
CIK 1109448

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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
The number of units of limited partnership interest outstanding as of September 30, 2017 was 265,824,057.

Index

ALLIANCEBERNSTEIN L.P.

Index

Part I
FINANCIAL INFORMATION
Item 1. Financial Statements
ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition
(in thousands, except unit amounts)
(unaudited)

	September 30, 2017	December 31, 2016

ASSETS
Cash and cash equivalents	$802,209	$656,985
Cash and securities segregated, at fair value (cost: $784,535 and $946,093)	784,566	946,097
Receivables, net:
Brokers and dealers	299,641	335,686
Brokerage clients	1,651,524	1,513,656
AB funds fees	171,165	165,997
Other fees	104,196	104,376
Investments:
Long-term incentive compensation-related	64,716	67,761
Other	455,037	373,344
Assets of consolidated company-sponsored investment funds:
Cash and cash equivalents	445,250	337,525
Investments	799,935	574,076
Other assets	6,455	44,570
Furniture, equipment and leasehold improvements, net	152,448	159,564
Goodwill	3,066,700	3,066,700
Intangible assets, net	112,556	134,606
Deferred sales commissions, net	37,004	63,890
Other assets	231,249	195,615
Total assets	$9,184,651	$8,740,448

LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST AND CAPITAL
Liabilities:
Payables:
Brokers and dealers	$299,382	$239,578
Securities sold not yet purchased	33,811	40,944
Brokerage clients	2,386,422	2,360,481
AB mutual funds	123,678	150,939
Accounts payable and accrued expenses	519,886	430,569
Liabilities of consolidated company-sponsored investment funds	593,800	292,800
Accrued compensation and benefits	612,230	251,019
Debt	297,436	512,970
Total liabilities	4,866,645	4,279,300

Commitments and contingencies (See Note 12)

Index

Redeemable non-controlling interest	421,618	392,959

Capital:
General Partner	39,620	41,100
Limited partners: 265,824,057 and 268,893,534 units issued and outstanding	4,010,144	4,154,810
Receivables from affiliates	(11,978)	(12,830)
AB Holding Units held for long-term incentive compensation plans	(48,786)	(32,967)
Accumulated other comprehensive loss	(94,219)	(118,096)
Partners’ capital attributable to AB Unitholders	3,894,781	4,032,017
Non-redeemable non-controlling interests in consolidated entities	1,607	36,172
Total capital	3,896,388	4,068,189
Total liabilities, redeemable non-controlling interest and capital	$9,184,651	$8,740,448

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(in thousands, except per unit amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Investment advisory and services fees	$543,107	$489,393	$1,572,560	$1,417,856
Bernstein research services	108,385	110,885	330,596	352,403
Distribution revenues	106,042	97,625	302,745	287,638
Dividend and interest income	17,619	9,908	51,023	30,128
Investment gains (losses)	18,808	17,606	68,122	85,469
Other revenues	24,902	24,240	71,532	75,044
Total revenues	818,863	749,657	2,396,578	2,248,538
Less: Interest expense	6,713	2,066	17,198	6,015
Net revenues	812,150	747,591	2,379,380	2,242,523

Expenses:
Employee compensation and benefits	329,777	316,737	979,387	927,997
Promotion and servicing:
Distribution-related payments	108,284	95,844	307,407	276,188
Amortization of deferred sales commissions	7,629	9,787	25,015	31,606
Trade execution, marketing, T&E and other	48,088	47,205	149,537	156,763
General and administrative:
General and administrative	128,712	106,504	360,395	322,184
Real estate charges (credits)	18,655	(140)	39,400	24,645
Contingent payment arrangements	(140)	(21,129)	215	(20,423)
Interest on borrowings	2,105	1,009	6,227	3,293
Amortization of intangible assets	7,013	6,465	20,921	19,344
Total expenses	650,123	562,282	1,888,504	1,741,597

Operating income	162,027	185,309	490,876	500,926

Income taxes	4,547	11,578	24,869	37,315

Net income	157,480	173,731	466,007	463,611

Net income of consolidated entities attributable to non-controlling interests	16,526	15,696	50,013	14,791

Net income attributable to AB Unitholders	$140,954	$158,035	$415,994	$448,820

Net income per AB Unit:
Basic	$0.53	$0.58	$1.54	$1.65
Diluted	$0.52	$0.58	$1.54	$1.64

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Net income	$157,480	$173,731	$466,007	$463,611
Other comprehensive income (loss):
Foreign currency translation adjustment, before reclassification and tax	7,735	437	24,091	539
Less: reclassification adjustment for (losses) included in net income upon liquidation	—	(6)	—	(6)
Foreign currency translation adjustments, before tax	7,735	443	24,091	545
Income tax benefit	—	—	—	—
Foreign currency translation adjustments, net of tax	7,735	443	24,091	545
Unrealized (losses) gains on investments:
Unrealized (losses) gains arising during period	(4)	12	6	(7)
Less: reclassification adjustment for (losses) included in net income	—	(7)	—	(10)
Change in unrealized (losses) gains on investments	(4)	19	6	3
Income tax benefit (expense)	5	(8)	3	(5)
Unrealized gains (losses) on investments, net of tax	1	11	9	(2)
Changes in employee benefit related items:
Amortization of prior service cost	6	6	18	87
Recognized actuarial loss	295	244	818	202
Changes in employee benefit related items	301	250	836	289
Income tax (expense) benefit	(2)	24	(81)	(51)
Employee benefit related items, net of tax	299	274	755	238
Other comprehensive income	8,035	728	24,855	781
Less: Comprehensive income in consolidated entities attributable to non-controlling interests	16,554	15,725	50,990	14,815
Comprehensive income attributable to AB Unitholders	$148,961	$158,734	$439,872	$449,577

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

ALLIANCEBERNSTEIN L.P. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$466,007	$463,611

Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred sales commissions	25,015	31,606
Non-cash long-term incentive compensation expense	26,947	6,530
Depreciation and other amortization	49,995	44,010
Unrealized losses (gains) on investments	3,323	(27,659)
Unrealized (gains) on investments of consolidated company-sponsored investment funds	(33,062)	(16,675)
Other, net	10,195	8,099
Changes in assets and liabilities:
Consolidation of cash and cash equivalents of consolidated company-sponsored investment funds	—	8,512
Decrease in segregated cash and securities	161,531	73,252
Decrease (increase) in receivables	8,079	(206,052)
(Increase) decrease in investments	(76,780)	184,655
(Increase) in investments of consolidated company-sponsored investment funds	(192,797)	(34,576)
Decrease (increase) in deferred sales commissions	1,871	(2,171)
(Increase) in other assets	(33,003)	(40,933)
Decrease (increase) in other assets and liabilities of consolidated company-sponsored investment funds	339,115	(1,791)
(Decrease) increase in payables	(58,126)	268,937
Increase in accounts payable and accrued expenses	23,982	59,950
Increase in accrued compensation and benefits	358,586	322,600
Net cash provided by operating activities	1,080,878	1,141,905

Cash flows from investing activities:
Purchases of investments	(11)	—
Proceeds from sales of investments	10	191
Purchases of furniture, equipment and leasehold improvements	(24,952)	(28,318)
Proceeds from sales of furniture, equipment and leasehold improvements	39	14
Purchase of business, net of cash acquired	—	(20,541)
Net cash used in investing activities	(24,914)	(48,654)

Cash flows from financing activities:
(Repayment) of commercial paper, net	(220,363)	(197,064)
Increase (decrease) in overdrafts payable	66,134	(74,837)
Distributions to General Partner and Unitholders	(489,049)	(400,441)
Redemptions of non-controlling interests of consolidated company-sponsored investment funds, net	(8,373)	(36,226)
Capital contributions (to) from non-controlling interests in consolidated entities	(43,217)	364
Purchase of non-controlling interest	(1,833)	—
Capital contributions from affiliates	79	439
Payments of contingent payment arrangements/purchases of shares	(6,344)	(4,994)
Additional investments by AB Holding with proceeds from exercise of compensatory options to buy AB Holding Units	17,672	2,371

Index

Purchases of AB Holding Units to fund long-term incentive compensation plan awards, net	(134,186)	(128,778)
Purchases of AB Units	(993)	(359)
Other	—	(19)
Net cash used in financing activities	(820,473)	(839,544)

Effect of exchange rate changes on cash and cash equivalents	17,458	7,155

Net increase in cash and cash equivalents	252,949	260,862
Cash and cash equivalents as of beginning of the period	994,510	577,300
Cash and cash equivalents as of end of the period	$1,247,459	$838,162

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2017
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

1. Business Description Organization and Basis of Presentation

Business Description

We provide research, diversified investment management and related services globally to a broad range of clients. Our principal services include:

•
Institutional Services – servicing our institutional clients, including private and public pension plans, foundations and endowments, insurance companies, central banks and governments worldwide, and affiliates such as AXA S.A. (“AXA”)and its subsidiaries, by means of separately-managed accounts, sub-advisory relationships, structured products, collective investment trusts, mutual funds, hedge funds and other investment vehicles.

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

We provide a broad range of investment services with expertise in:

•	Actively-managed equity strategies, with global and regional portfolios across capitalization ranges, concentration ranges and investment strategies, including value, growth and core equities;

•Actively-managed traditional and unconstrained fixed income strategies, including taxable and tax-exempt strategies;

•Passive management, including index and enhanced index strategies;

•	Alternative investments, including hedge funds, fund of funds and private equity (e.g., direct real estate investing and direct lending); and

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

Index

Organization

As of September 30, 2017, AXA, a société anonyme organized under the laws of France and the holding company for the AXA Group, a worldwide leader in financial protection, through certain of its subsidiaries (“AXA and its subsidiaries”), owns approximately 2.7% of the issued and outstanding units representing assignments of beneficial ownership of limited partnership interests in AllianceBernstein Holding L.P. (“AB Holding Units”). AllianceBernstein Corporation (an indirect wholly-owned subsidiary of AXA, “General Partner”) is the general partner of both AllianceBernstein Holding L.P. (“AB Holding”) and AB. AllianceBernstein Corporation owns 100,000 general partnership units in AB Holding and a 1% general partnership interest in AB.

As of September 30, 2017, the ownership structure of AB, including limited partnership units outstanding as well as the general partner's 1% interest, is as follows:

AXA and its subsidiaries	64.0%
AB Holding	34.9
Unaffiliated holders	1.1
100.0%

Including both the general partnership and limited partnership interests in AB Holding and AB, AXA and its subsidiaries had an approximate 64.9% economic interest in AB as of September 30, 2017.

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

Principles of Consolidation

The condensed consolidated financial statements include AB and its majority-owned and/or controlled subsidiaries, and the consolidated entities that are considered to be variable interest entities (“VIEs”) and voting interest entities (“VOEs”) and for which AB has a controlling financial interest. Non-controlling interests on the condensed consolidated statements of financial condition include the portion of consolidated company-sponsored investment funds in which we do not have direct equity ownership. All significant inter-company transactions and balances among the consolidated entities have been eliminated.

Reclassifications

During 2017, prior period amounts for our consolidated VOEs' investments previously presented as other investments are now presented as investments of consolidated company-sponsored investment funds in the condensed consolidated statements of financial condition to conform to the current period's presentation. Additionally, prior period amounts for dividend and interest related to our consolidated company-sponsored investment funds previously presented as other revenues are now presented as dividend and interest income in the condensed consolidated statements of income to conform to the current period's presentation.

Lastly, all disclosures relating to the investments, derivatives and fair value of consolidated company-sponsored investment funds previously presented in Notes 8, 9, 10 and 11 are now separately disclosed in Note 13, Consolidated Company-Sponsored Investment Funds.

Index

2.	Significant Accounting Policies

Recently Adopted Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-07, Investments - Equity Method and Joint Ventures: Simplifying the Transition to the Equity Method of Accounting. The amendment eliminates the current requirement for a retroactive adjustment and instead requires that the investor add the cost of acquiring the additional interest in the investee to the current basis of the investor's previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Additionally, the amendment requires that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. We adopted this standard on January 1, 2017. The adoption of this standard did not have a material impact on our financial condition or results of operations.

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

Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which revises revenue recognition criteria for revenue arising from contracts with customers, requires certain costs to obtain and fulfill contracts with customers to be capitalized if they meet certain criteria, and expands disclosure requirements. We will adopt this new accounting standard on January 1, 2018 on a modified retrospective basis, recognizing the cumulative effect of initial adoption in Partners’ Capital. We are continuing to monitor the interpretations of this new accounting guidance by relevant industry groups. Based on our analysis performed to-date, we do not expect any changes in the timing of revenue recognition for our base management fees, distribution revenues, shareholder servicing revenues and broker-dealer revenues. However, performance-based management fees, which are currently recognized at the end of the applicable measurement periods when no risk of reversal remains, may in certain instances be recognized prior to the measurement date under the new standard when it is probable that significant reversal of performance-based fees recognized will not occur. This amendment is not expected to have a material impact on our financial condition or results of operations. Our financial statements will include additional disclosures as required by ASU 2014-09.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230). The amendment is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The amendment is effective for fiscal years (and interim periods within those years) beginning after December 15, 2017 and should be applied using the retrospective transition method. The amendment is not expected to have a material impact on our financial condition or results of operations.

Index

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. As a result of the revised guidance, a goodwill impairment will be the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The revised guidance will be applied prospectively, and is effective in 2020. The revised guidance is not expected to have a material impact on our financial condition or results of operations.

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

Consolidation of company-sponsored investment funds
We adopted ASU 2015-02, Consolidation - Amendments to the Consolidation Analysis (“ASU 2015-02”) effective January 1, 2016.
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
A VIE must be consolidated by its primary beneficiary, which generally is defined as the party that has a controlling financial interest in the VIE. We are deemed to have a controlling financial interest in a VIE if we have (i) the power to direct the activities of the VIE that most significantly affect the VIE's economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive income from the VIE that could potentially be significant to the VIE. For purposes of evaluating (ii) above, fees paid to us as a decision maker or service provider are excluded if the amount of fees is commensurate with the level of effort required to be performed and the arrangement includes only customary terms, conditions or amounts present in arrangements for similar services negotiated at arm’s length. The primary beneficiary evaluation generally is performed qualitatively based on all facts and circumstances, as well as quantitatively, as appropriate.
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

During the three and nine months ended September 30, 2017, we purchased 0.3 million and 5.9 million AB Holding Units for $6.9 million and $134.6 million, respectively (on a trade date basis). These amounts reflect open-market purchases of 0.3 million and 5.2 million AB Holding Units for $6.8 million and $117.1 million, respectively, with the remainder relating to purchases of AB Holding Units from employees to allow them to fulfill statutory tax withholding requirements at the time of delivery of long-term incentive compensation awards. During the three and nine months ended September 30, 2016, we purchased 2.0 million and 5.8 million AB Holding Units for $45.2 million and $129.2 million, respectively (on a trade date basis). These amounts reflect open-market purchases of 2.0 million and 5.7 million AB Holding Units for $45.1 million and $127.1 million, respectively, with the remainder relating to purchases of AB Holding Units from employees to allow them to fulfill statutory tax withholding requirements at the time of delivery of long-term incentive compensation awards. Purchases of AB Holding Units reflected on the condensed consolidated statements of cash flows are net of AB Holding Unit purchases by employees as part of a distribution reinvestment election.

Each quarter, we consider whether to implement a plan to repurchase AB Holding Units pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (“Exchange Act”). A Rule 10b5-1 plan allows a company to repurchase its shares at times when it otherwise might be prevented from doing so because of self-imposed trading blackout periods or because it possesses material non-public information. Each broker we select has the authority under the terms and limitations specified in the plan to repurchase AB Holding Units on our behalf in accordance with the terms of the plan. Repurchases are subject to regulations promulgated by the SEC as well as certain price, market volume and timing constraints specified in the plan. The plan adopted during the second quarter of 2017 expired at the close of business on July 26, 2017. We did not adopt a plan during the third quarter of 2017. We may adopt additional Rule 10b5-1 plans in the future to engage in open-market purchases of AB Holding Units to help fund anticipated obligations under our incentive compensation award program and for other corporate purposes.

During the first nine months of 2017 and 2016, we granted to employees and Eligible Directors 2.2 million and 0.7 million restricted AB Holding Unit awards, respectively. We used AB Holding Units repurchased during the period and newly-issued AB Holding Units to fund these awards.

During the first nine months of 2017 and 2016, AB Holding issued 1.0 million and 0.1 million AB Holding Units, respectively, upon exercise of options to buy AB Holding Units. AB Holding used the proceeds of $17.7 million and $2.4 million, respectively, received as payment in cash for the exercise price to purchase the equivalent number of newly-issued AB Units.

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

Index

On October 25, 2017, the General Partner declared a distribution of $0.58 per AB Unit, representing a distribution of Available Cash Flow for the three months ended September 30, 2017. The General Partner, as a result of its 1% general partnership interest, is entitled to receive 1% of each distribution. The distribution is payable on November 16, 2017 to holders of record on November 6, 2017.

5.	Real Estate Charges

Since 2010, in connection with our workforce reductions and in an effort to reduce our global real estate footprint, we have implemented a global office space consolidation. As a result, we have sub-leased over one million square feet of office space. The activity in the liability account relating to our global space consolidation initiatives for the following periods is:

	Nine Months Ended September 30, 2017	Twelve Months Ended December 31, 2016
	(in thousands)

Balance as of beginning of period	$112,932	$123,912
Expense incurred	32,036	12,248
Deferred rent	6,991	4,930
Payments made	(28,011)	(32,988)
Interest accretion	3,160	4,830
Balance as of end of period	$127,108	$112,932

6.	Net Income per Unit

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands, except per unit amounts)

Net income attributable to AB Unitholders	$140,954	$158,035	$415,994	$448,820

Weighted average units outstanding – basic	265,585	268,133	267,448	269,896
Dilutive effect of compensatory options to buy AB Holding Units	400	590	455	554
Weighted average units outstanding – diluted	265,985	268,723	267,903	270,450
Basic net income per AB Unit	$0.53	$0.58	$1.54	$1.65
Diluted net income per AB Unit	$0.52	$0.58	$1.54	$1.64

For the three and nine months ended September 30, 2017, we excluded 2,427,527 options from the diluted net income computation due to their anti-dilutive effect. For the three and nine months ended September 30, 2016, we excluded 2,873,106 options from the diluted net income computation due to their anti-dilutive effect.

Index

7.	Cash and Securities Segregated Under Federal Regulations and Other Requirements

As of September 30, 2017 and December 31, 2016, $0.7 billion and $0.9 billion, respectively, of U.S. Treasury Bills were segregated in a special reserve bank custody account for the exclusive benefit of our brokerage customers under Rule 15c3-3 of the Exchange Act.

One of our subsidiaries, which serves as the distributor of our U.S. mutual funds, maintains several special bank accounts for the exclusive benefit of customers. As of September 30, 2017 and December 31, 2016, $61.5 million and $52.9 million, respectively, of cash was segregated in these bank accounts.

8.	Investments

Investments consist of:
	September 30, 2017	December 31, 2016
	(in thousands)
Trading:
U.S. Treasury Bills	$52,605	$28,937
Long-term incentive compensation-related	50,966	50,935
Seed capital	158,754	188,053
Equities	105,826	6,602
Exchange-traded options	9,368	3,106
Investments in limited partnership hedge funds:
Long-term incentive compensation-related	13,750	16,826
Seed capital	25,740	23,704
Private equity (seed capital)	38,553	45,278
Time deposits	52,090	70,097
Other	12,101	7,567
Total investments	$519,753	$441,105

Total investments related to long-term incentive compensation obligations of $64.7 million and $67.8 million as of September 30, 2017 and December 31, 2016, respectively, consist of company-sponsored mutual funds and hedge funds. For long-term incentive compensation awards granted before 2009, we typically made investments in company-sponsored mutual funds and hedge funds that were notionally elected by plan participants and maintained them (and continue to maintain them) in a consolidated rabbi trust or separate custodial account. The rabbi trust and custodial account enable us to hold such investments separate from our other assets for the purpose of settling our obligations to participants. The investments held in the rabbi trust and custodial account remain available to the general creditors of AB.

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

We allocate seed capital to our investment teams to help develop new products and services for our clients. The seed capital trading investments are equity and fixed income products, primarily in the form of separately-managed account portfolios, U.S. mutual funds, Luxembourg funds, Japanese investment trust management funds or Delaware business trusts. We also may allocate seed capital to investments in private equity funds, such as a third-party venture capital fund that invests in communications, consumer, digital media, healthcare and information technology markets. In regard to our seed capital investments, the amounts above reflect those funds in which we are not the primary beneficiary of a VIE or hold a controlling

Index

financial interest in a VOE. See Note 13, Consolidated Company-Sponsored Investment Funds, for the seed capital investments that are consolidated entities. As of September 30, 2017 and December 31, 2016, our total seed capital investments were $462.9 million and $500.0 million, respectively. Seed capital investments in unconsolidated company-sponsored investment funds are valued using published net asset values or non-published net asset values if they are not listed on an active exchange but have net asset values that are comparable to funds with published net asset values and have no redemption restrictions.

Trading securities also include long positions in corporate equities and long exchange-traded options traded through our options desk.

The portion of trading gains (losses) for the three and nine months ended September 30, 2017 and 2016 related to trading securities held as of September 30, 2017 and 2016 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)

Net (losses) gains recognized during the period	$(1,829)	$9,052	$14,436	$17,678
Less: net gains (losses) recognized during the period on trading securities sold during the period	311	1,411	12,850	(11,285)
Unrealized (losses) gains recognized during the period on trading securities held	$(2,140)	$7,641	$1,586	$28,963

9.	Derivative Instruments

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

The notional value and fair value as of September 30, 2017 and December 31, 2016 for derivative instruments (excluding derivative instruments relating to our options desk trading activities discussed below) not designated as hedging instruments were as follows:

Index

		Fair Value
	Notional Value	Asset Derivatives	Liability Derivatives
	(in thousands)
September 30, 2017:
Exchange-traded futures	$88,695	$1,111	$962
Currency forwards	139,983	3,077	3,119
Interest rate swaps	32,526	951	877
Credit default swaps	38,609	600	1,380
Total return swaps	63,657	107	262
Total derivatives	$363,470	$5,846	$6,600

December 31, 2016:
Exchange-traded futures	$103,108	$1,224	$1,092
Currency forwards	180,820	4,541	4,711
Interest rate swaps	40,664	940	897
Credit default swaps	45,108	1,205	905
Total return swaps	90,043	503	1,044
Total derivatives	$459,743	$8,413	$8,649

As of September 30, 2017 and December 31, 2016, the derivative assets and liabilities are included in both receivables and payables to brokers and dealers on our condensed consolidated statements of financial condition.

The gains and losses for derivative instruments (excluding our options desk trading activities) for the three and nine months ended September 30, 2017 and 2016 recognized in investment gains (losses) in the condensed consolidated statements of income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)

Exchange-traded futures	$(3,290)	$(4,975)	$(12,123)	$(2,542)
Currency forwards	(62)	(641)	(992)	(2,461)
Interest rate swaps	151	(251)	(97)	(2,182)
Credit default swaps	(273)	(352)	(1,182)	(958)
Options swaps	—	(157)	—	(70)
Total return swaps	(1,417)	(1,666)	(5,376)	(8,438)
Net (losses) on derivative instruments	$(4,891)	$(8,042)	$(19,770)	$(16,651)

We may be exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments. We minimize our counterparty exposure through a credit review and approval process. In addition, we have executed various collateral arrangements with counterparties to the over-the-counter derivative transactions that require both pledging and accepting collateral in the form of cash. As of September 30, 2017, we had no cash collateral payable to trade counterparties. As of December 31, 2016, we held $0.8 million of cash collateral payable to trade counterparties. This obligation to return cash is reported in payables to brokers and dealers in our condensed consolidated statements of financial condition.

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

Index

derivative transaction with a single counterparty, a master netting arrangement exists with respect to derivative transactions with that counterparty to provide for aggregate net settlement.

Certain of our standardized contracts for over-the-counter derivative transactions (“ISDA Master Agreements”) contain credit risk related contingent provisions pertaining to each counterparty’s credit rating. In some ISDA Master Agreements, if the counterparty’s credit rating, or in some agreements, our assets under management (“AUM”), falls below a specified threshold, either a default or a termination event permitting the counterparty to terminate the ISDA Master Agreement would be triggered. In all agreements that provide for collateralization, various levels of collateralization of net liability positions are applicable, depending on the credit rating of the counterparty. As of September 30, 2017 and December 31, 2016, we delivered $6.4 million and $6.2 million, respectively, of cash collateral into brokerage accounts. We report this cash collateral in cash and cash equivalents in our condensed consolidated statements of financial condition.

As of September 30, 2017 and December 31, 2016, we held $9.4 million and $3.1 million, respectively, of long exchange-traded equity options, which are classified as trading investments and included in other investments on our condensed consolidated statements of financial condition. In addition, as of September 30, 2017 and December 31, 2016, we held $13.3 million and $0.7 million, respectively, of short exchange-traded equity options, which are included in securities sold not yet purchased on our condensed consolidated statements of financial condition. Our options desk provides our clients with equity derivative strategies and execution for exchange-traded options on single stocks, exchange-traded funds and indices. While predominately agency-based, the options desk may commit capital to facilitate a client’s transaction. Our options desk hedges the risks associated with this activity by taking offsetting positions in equities. For the three and nine months ended September 30, 2017, we recognized $12.7 million and $21.8 million, respectively, of losses on equity options activity. For the three and nine months ended September 30, 2016, we recognized $10.9 million and $27.6 million, respectively, of losses on equity options activity. These losses are recognized in investment gains (losses) in the condensed consolidated statements of income.

10.	Offsetting Assets and Liabilities

See Note 13, Consolidated Company-Sponsored Investment Funds, for disclosure of offsetting assets and liabilities of our consolidated company-sponsored investment funds.

Offsetting of assets as of September 30, 2017 and December 31, 2016 was as follows:

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
	(in thousands)
September 30, 2017:
Securities borrowed	$75,609	$—	$75,609	$(73,600)	$—	$2,009
Derivatives	$5,846	$—	$5,846	$—	$—	$5,846
Long exchange-traded options	$9,368	$—	$9,368	$—	$—	$9,368
December 31, 2016:
Securities borrowed	$82,814	$—	$82,814	$(80,277)	$—	$2,537
Derivatives	$8,413	$—	$8,413	$—	$(810)	$7,603
Long exchange-traded options	$3,106	$—	$3,106	$—	$—	$3,106

Index

Offsetting of liabilities as of September 30, 2017 and December 31, 2016 was as follows:

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
	(in thousands)
September 30, 2017:
Securities loaned	$61,719	$—	$61,719	$(61,719)	$—	$—
Derivatives	$6,600	$—	$6,600	$—	$(6,367)	$233
Short exchange-traded options	$13,272	$—	$13,272	$—	$—	$13,272
December 31, 2016:
Securities loaned	$—	$—	$—	$—	$—	$—
Derivatives	$8,649	$—	$8,649	$—	$(6,239)	$2,410
Short exchange-traded options	$692	$—	$692	$—	$—	$692

Cash collateral, whether pledged or received on derivative instruments, is not considered material and, accordingly, is not disclosed by counterparty.

11.	Fair Value

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

Index

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Valuation of our financial instruments by pricing observability levels as of September 30, 2017 and December 31, 2016 was as follows (in thousands):

	Level 1	Level 2	Level 3	NAV Expedient(1)	Other	Total
September 30, 2017:
Money markets	$152,893	$—	$—	$—	$—	$152,893
Securities segregated (U.S. Treasury Bills)	—	723,029	—	—	—	723,029
Derivatives	1,111	4,735	—	—	—	5,846
Investments
Trading
U.S. Treasury Bills	—	52,605	—	—	—	52,605
Equity securities	231,897	4,108	116	98	—	236,219
Fixed income securities	68,328	10,986	—	13	—	79,327
Long exchange-traded options	9,368	—	—	—	—	9,368
Limited partnership hedge funds(2)	—	—	—	—	39,490	39,490
Private equity	—	—	954	37,599	—	38,553
Time deposits(3)	—	—	—	—	52,090	52,090
Other
Available-for-sale	98	—	—	—	—	98
Other investments(2)(4)	—	—	—	—	12,003	12,003
Total investments	309,691	67,699	1,070	37,710	103,583	519,753
Total assets measured at fair value	$463,695	$795,463	$1,070	$37,710	$103,583	$1,401,521

Securities sold not yet purchased
Short equities – corporate	$20,539	$—	$—	$—	$—	$20,539
Short exchange-traded options	13,272	—	—	—	—	13,272
Derivatives	962	5,638	—	—	—	6,600
Contingent payment arrangements	—	—	12,103	—	—	12,103
Total liabilities measured at fair value	$34,773	$5,638	$12,103	$—	$—	$52,514

December 31, 2016:
Money markets	$107,250	$—	$—	$—	$—	$107,250
Securities segregated (U.S. Treasury Bills)	—	893,189	—	—	—	893,189
Derivatives	1,224	7,189	—	—	—	8,413
Investments
Trading
U.S. Treasury Bills	—	28,937	—	—	—	28,937
Equity securities	148,128	5,724	110	36	—	153,998
Fixed income securities	80,473	11,107	—	12	—	91,592
Long exchange-traded options	3,106	—	—	—	—	3,106
Limited partnership hedge funds(2)	—	—	—	—	40,530	40,530
Private equity	—	—	4,913	40,365	—	45,278
Time deposits(3)	—	—	—	—	70,097	70,097

Index

Other
Available-for-sale	45	—	—	—	—	45
Other investments(2)(4)	—	—	—	—	7,522	7,522
Total investments	231,752	45,768	5,023	40,413	118,149	441,105
Total assets measured at fair value	$340,226	$946,146	$5,023	$40,413	$118,149	$1,449,957

Securities sold not yet purchased
Short equities – corporate	$40,252	$—	$—	$—	$—	$40,252
Short exchange-traded options	692	—	—	—	—	692
Derivatives	1,092	7,557	—	—	—	8,649
Contingent payment arrangements	—	—	17,589	—	—	17,589
Total liabilities measured at fair value	$42,036	$7,557	$17,589	$—	$—	$67,182

(1) Investments measured at fair value using NAV (or its equivalent) as a practical expedient.
(2) Investments in equity method investees that are not measured at fair value in accordance with GAAP.
(3) Investments carried at amortized cost that are not measured at fair value in accordance with GAAP.
(4) Investments carried at cost that are not measured at fair value in accordance with GAAP.

One of our private equity investments (measured at fair value using NAV as a practical expedient) is a venture capital fund with a fair value of $37.6 million and an unfunded commitment of $0.8 million as of September 30, 2017. This partnership invests in communications, consumer, digital media, healthcare and information technology markets. The fair value of this investment has been estimated using the capital account balances provided by the partnership. The interest in this partnership cannot be redeemed.

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

Index

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

During the nine months ended September 30, 2017, there were no transfers between Level 1 and Level 2 securities.
The change in carrying value associated with Level 3 financial instruments carried at fair value, classified as private equity and trading equity securities, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)

Balance as of beginning of period	$5,028	$4,938	$5,023	$16,148
Reclassification (see below)	—	—	—	(9,532)
Purchases	—	—	—	—
Sales	—	—	—	—
Realized gains (losses), net	—	—	—	—
Unrealized gains (losses), net	(3,958)	2	(3,953)	(1,676)
Balance as of end of period	$1,070	$4,940	$1,070	$4,940

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

As of September 30, 2017 and December 31, 2016, we have an investment in a private equity fund focused exclusively on the energy sector (fair value of $1.0 million and $4.9 million, respectively) that is classified as Level 3.This investment's valuation is based on a market approach, considering recent transactions in the fund and the industry.

Index

We acquired Ramius Alternative Solutions LLC in 2016, CPH Capital Fondsmaeglerselskab A/S in 2014 and SunAmerica's alternative investment group in 2010, all of which included contingent consideration arrangements as part of the purchase price. The change in carrying value associated with Level 3 financial instruments carried at fair value, classified as contingent payment arrangements, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)

Balance as of beginning of period	$16,777	$30,861	$17,589	$31,399
Additions	—	11,893	—	11,893
Accretion	53	354	408	1,060
Changes in estimates	(193)	(21,483)	(193)	(21,483)
Payments	(4,534)	(3,608)	(5,701)	(4,852)
Balance as of end of period	$12,103	$18,017	$12,103	$18,017

During the third quarter of 2017, we made the final contingent consideration payment relating to our 2014 acquisition and recorded a change in estimate and wrote off the remaining contingent consideration payable relating to our 2010 acquisition. As of September 30, 2017, one acquisition-related contingent consideration liability of $12.1 million remains relating to our 2016 acquisition, which was valued using a revenue growth rate of 31% and a discount rate ranging from 1.4% to 2.3%.

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We did not have any material assets or liabilities that were measured at fair value for impairment on a nonrecurring basis during the nine months ended September 30, 2017 or during the year ended December 31, 2016.

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
The balances of consolidated VIEs and VOEs included in our condensed consolidated statements of financial condition were as follows:

	September 30, 2017			December 31, 2016
	(in thousands)

	VIEs	VOEs	Total	VIEs	VOEs	Total
Cash and cash equivalents	$445,176	$74	$445,250	$337,525	$—	$337,525
Investments	770,953	28,982	799,935	550,850	23,226	574,076
Other assets	5,850	605	6,455	44,570	—	44,570
Total assets	$1,221,979	$29,661	$1,251,640	$932,945	$23,226	$956,171

Liabilities	$591,231	$2,569	$593,800	$292,800	$—	$292,800
Redeemable non-controlling interest	415,761	493	416,254	384,294	—	384,294
Partners' capital attributable to AB Unitholders	214,146	26,599	240,745	221,229	23,226	244,455
Non-redeemable non-controlling interests in consolidated entities	841	—	841	34,622	—	34,622
Total liabilities, redeemable non-controlling interest and partners' capital	$1,221,979	$29,661	$1,251,640	$932,945	$23,226	$956,171

Index

Fair Value
Cash and cash equivalents include cash on hand, demand deposits, overnight commercial paper and highly liquid investments with original maturities of three months or less. Due to the short-term nature of these instruments, the recorded value has been determined to approximate fair value.

Valuation of consolidated company-sponsored investment funds' financial instruments by pricing observability levels as of September 30, 2017 and December 31, 2016 was as follows (in thousands):

	Level 1	Level 2	Level 3	NAV Expedient	Total
September 30, 2017:
Investments - VIEs	$663,348	$105,627	$1,897	$81	$770,953
Investments - VOEs	6,830	22,031	121	—	28,982
Derivatives - VIEs	68	1,668	—	—	1,736
Derivatives - VOEs	17	63	—	—	80
Total assets measured at fair value	$670,263	$129,389	$2,018	$81	$801,751

Short equities - VIEs	$583,491	$—	$—	$—	$583,491
Derivatives - VIEs	104	2,564	—	—	2,668
Derivatives - VOEs	7	128	—	—	135
Total liabilities measured at fair value	$583,602	$2,692	$—	$—	$586,294

December 31, 2016:
Investments - VIEs	$341,830	$203,197	$5,741	$82	$550,850
Investments - VOEs	10,188	12,061	—	977	23,226
Derivatives - VIEs	58	1,739	—	—	1,797
Total assets measured at fair value	$352,076	$216,997	$5,741	$1,059	$575,873

Short equities - VIEs	$248,419	$—	$—	$—	$248,419
Derivatives - VIEs	48	2,033	—	—	2,081
Total liabilities measured at fair value	$248,467	$2,033	$—	$—	$250,500

See Note 11 for a description of the fair value methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Index

The change in carrying value associated with Level 3 financial instruments carried at fair value within consolidated company-sponsored investment funds was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)

Balance as of beginning of period	$2,797	$13,108	$5,741	$—
Impact of adoption of ASU 2015-02	—	—	—	14,740
Deconsolidated funds	—	(1,403)	(6,697)	(1,403)
Transfers (out) in	(35)	(23,566)	378	(24,881)
Purchases	346	640	5,358	996
Sales	(1,148)	(278)	(3,045)	(786)
Realized gains (losses), net	5	15	1	(24)
Unrealized gains (losses), net	52	14,243	269	14,120
Accrued discounts	1	—	13	(3)
Balance as of end of period	$2,018	$2,759	$2,018	$2,759

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

Derivative Instruments
As of September 30, 2017 and December 31, 2016, the VIEs held $14.1 million and $2.9 million (net), respectively, of futures, forwards and swaps within their portfolios (including $15.0 million and $3.2 million, respectively, of derivatives included in their investments balance on the condensed consolidated statements of financial condition). For the three and nine months ended September 30, 2017, we recognized $3.8 million and $18.8 million, respectively, of gains on these derivative positions. For the three and nine months ended September 30, 2016, we recognized $2.0 million of losses and $0.7 million of gains, respectively, on these derivative positions. These gains and losses are recognized in investment gains (losses) in the condensed consolidated statements of income. As of September 30, 2017 and December 31, 2016, the VIEs held $0.2 million and $0.5 million, respectively, of cash collateral payable to trade counterparties. This obligation to return cash is reported in the liabilities of consolidated company-sponsored investment funds in our condensed consolidated statements of financial condition. As of September 30, 2017 and December 31, 2016, the VIEs delivered $4.6 million and $3.3 million, respectively, of cash collateral into brokerage accounts. The VIEs report this cash collateral in the consolidated company-sponsored investment funds cash and cash equivalents in our condensed consolidated statements of financial condition.
As of September 30, 2017, the VOEs collateral and investment gains (losses) are not considered material and, accordingly, no further discloses are necessary.

Index

Offsetting Assets and Liabilities
Offsetting of derivative assets of consolidated company-sponsored investment funds as of September 30, 2017 and December 31, 2016 was as follows:

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
	(in thousands)
September 30, 2017:
Derivatives - VIEs	$16,767	$—	$16,767	$—	$(186)	$16,581
Derivatives - VOEs	$80	$—	$80	$—	$(12)	$68
December 31, 2016:
Derivatives - VIEs	$4,997	$—	$4,997	$—	$(461)	$4,536

Offsetting of derivative liabilities of consolidated company-sponsored investment funds as of September 30, 2017 and December 31, 2016 was as follows:

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
	(in thousands)
September 30, 2017:
Derivatives - VIEs	$2,668	$—	$2,668	$—	$(2,668)	$—
Derivatives - VOEs	$135	$—	$135	$—	$(34)	$101
December 31, 2016:
Derivatives - VIEs	$2,081	$—	$2,081	$—	$(2,081)	$—

Cash collateral, whether pledged or received on derivative instruments, is not considered material and, accordingly, is not disclosed by counterparty.
Non-Consolidated VIEs
As of September 30, 2017, the net assets of company-sponsored investment products that are non-consolidated VIEs are approximately $52.1 billion, and our maximum risk of loss is our investment of $7.4 million in these VIEs and advisory fee receivables from these VIEs, which are not material.

Index

14.	Units Outstanding

Changes in AB Units outstanding during the nine-month period ended September 30, 2017 were as follows:

Outstanding as of December 31, 2016	268,893,534
Options exercised	1,039,632
Units issued	1,944,310
Units retired (1)	(6,053,419)
Balance as of September 30, 2017	265,824,057

(1) Includes 43,600 AB Units purchased in private transactions and retired during the first nine months of 2017.

15.	Debt

As of September 30, 2017 and December 31, 2016, AB had $297.4 million and $513.0 million, respectively, in commercial paper outstanding with weighted average interest rates of approximately 1.4% and 0.9%, respectively. The commercial paper is short term in nature, and as such, recorded value is estimated to approximate fair value (and considered a Level 2 security in the fair value hierarchy). Average daily borrowings of commercial paper during the first nine months of 2017 and the full year 2016 were $449.6 million and $422.9 million, respectively, with weighted average interest rates of approximately 1.3% and 0.6%, respectively.

16.	Changes in Capital

Changes in capital during the nine-month period ended September 30, 2017 were as follows:

	Partners’ Capital Attributable to AB Unitholders	Non-Controlling Interests In Consolidated Entities	Total Capital
	(in thousands)

Balance as of December 31, 2016	$4,032,017	$36,172	$4,068,189
Comprehensive income:
Net income	415,994	9,680	425,674
Other comprehensive income, net of tax:
Unrealized gains on investments	9	—	9
Foreign currency translation adjustments	23,114	977	24,091
Changes in employee benefit related items	755	—	755
Comprehensive income	439,872	10,657	450,529

Distributions to General Partner and unitholders	(489,049)	—	(489,049)
Compensation-related transactions	(89,567)	—	(89,567)
Capital contributions from affiliates	79	—	79
Purchase of non-controlling interest	172	(2,005)	(1,833)
Distributions to non-controlling interests of our consolidated venture capital fund	—	(43,217)	(43,217)
Other	1,257	—	1,257
Balance as of September 30, 2017	$3,894,781	$1,607	$3,896,388

Index

Changes in capital during the nine-month period ended September 30, 2016 were as follows:

	Partners’ Capital Attributable to AB Unitholders	Non-Controlling Interests In Consolidated Entities	Total Capital
	(in thousands)

Balance as of December 31, 2015	$3,992,748	$24,473	$4,017,221
Comprehensive income:
Net income (loss)	448,820	5,689	454,509
Other comprehensive income, net of tax:
Unrealized (losses) on investments	(2)	—	(2)
Foreign currency translation adjustments	521	24	545
Changes in employee benefit related items	238	—	238
Comprehensive income	449,577	5,713	455,290

Distributions to General Partner and unitholders	(400,441)	—	(400,441)
Compensation-related transactions	(119,877)	—	(119,877)
Capital contributions from affiliates	439	—	439
Other	1,742	363	2,105
Balance as of September 30, 2016	$3,924,188	$30,549	$3,954,737

During 2016, deferred taxes were not recognized on foreign currency translation adjustments for foreign subsidiaries which had earnings that were considered permanently invested outside of the United States.

17.	Non-controlling Interests

Non-controlling interest in net income for the three and nine months ended September 30, 2017 and 2016 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)

Non-redeemable non-controlling interests:
Consolidated company-sponsored investment funds	$21	$12,499	$9,436	$5,346
Other	50	143	245	343
Total non-redeemable non-controlling interests	71	12,642	9,681	5,689
Redeemable non-controlling interests:
Consolidated company-sponsored investment funds	16,455	3,054	40,332	9,102
Total non-controlling interest in net income (loss)	$16,526	$15,696	$50,013	$14,791

Index

Non-redeemable non-controlling interest as of September 30, 2017 and December 31, 2016 consisted of the following:

	September 30, 2017	December 31, 2016
	(in thousands)

Consolidated company-sponsored investment funds	$841	$34,622
Other	766	1,550
Total non-redeemable non-controlling interest	$1,607	$36,172

Redeemable non-controlling interest as of September 30, 2017 and December 31, 2016 consisted of the following:

	September 30, 2017	December 31, 2016
	(in thousands)

Consolidated company-sponsored investment funds	$416,254	$384,294
CPH Capital Fondsmaeglerselskab A/S acquisition	5,364	8,665
Total redeemable non-controlling interest	$421,618	$392,959

Index

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview
Our total assets under management ("AUM") as of September 30, 2017 were $534.9 billion, up $18.3 billion, or 3.6%, compared to June 30, 2017, and up $44.7 billion, or 9.1%, compared to September 30, 2016. During the third quarter of 2017, AUM increased as a result of market appreciation of $13.8 billion and net inflows of $4.5 billion (primarily due to Retail and Institutional net inflows of $3.0 billion and $1.4 billion, respectively). During the twelve months ended September 30, 2017, AUM increased as a result of market appreciation of $35.9 billion and net inflows of $8.8 billion (primarily due to Retail and Institutional net inflows of $6.3 billion and $2.4 billion, respectively).
During the third quarter of 2017, we had net inflows of $4.9 billion in our actively managed investment services and net outflows of $0.4 billion in our passively managed investment services. During the twelve months ended September 30, 2017, we had net inflows of $15.1 billion in our actively managed investment services and net outflows of $6.3 billion in our passively managed investment services.
Institutional AUM increased $7.1 billion, or 2.8%, to $260.0 billion during the third quarter of 2017, due to market appreciation of $5.7 billion and net inflows of $1.4 billion. Gross sales decreased 18.5% sequentially from $4.0 billion during the second quarter of 2017 to $3.3 billion during the third quarter of 2017. Redemptions and terminations decreased 33.0% sequentially from $2.9 billion to $2.0 billion.
Retail AUM increased $8.4 billion, or 4.8%, to $185.7 billion during the third quarter of 2017, due to market appreciation of $5.4 billion and net inflows of $3.0 billion. Gross sales increased 3.0% sequentially from $13.5 billion during the second quarter of 2017 to $13.9 billion during the third quarter of 2017. Redemptions and terminations increased 5.3% sequentially from $8.9 billion to $9.4 billion.
Private Wealth Management AUM increased $2.8 billion, or 3.2%, to $89.2 billion during the third quarter of 2017, due to market appreciation of $2.7 billion and net inflows of $0.1 billion. Gross sales decreased 5.0% sequentially from $2.9 billion during the second quarter of 2017 to $2.8 billion during the third quarter of 2017. Redemptions and terminations were essentially flat sequentially.
Bernstein Research Services revenue for the third quarter of 2017 was $108.4 million, down $2.5 million, or 2.3%, compared to the third quarter of 2016, driven by lower client activity in the U.S., partially offset by an increase in client activity in both Europe and Asia and the impact of a weaker U.S. dollar.
Net revenues for the third quarter of 2017 increased $64.6 million, or 8.6%, to $812.2 million from $747.6 million in the third quarter of 2016. The most significant contributors to the increase were higher base advisory fees of $51.4 million, higher distribution revenues of $8.4 million, higher net dividend and interest income of $3.1 million, higher performance-based fees of $2.3 million and higher investment gains of $1.2 million. Operating expenses for the third quarter of 2017 increased $87.9 million, or 15.6%, to $650.2 million from $562.3 million in the third quarter of 2016. The increase primarily was due to higher other general and administrative expenses of $22.2 million (see below), lower adjustments to contingent payment arrangements of $21.3 million, higher real estate charges of $18.8 million, higher employee compensation and benefits of $13.0 million and higher promotion and servicing expenses of $11.2 million. Our operating income decreased $23.3 million, or 12.6%, to $162.0 million from $185.3 million and our operating margin decreased to 17.9% in the third quarter of 2017 from 22.7% in the third quarter of 2016.
During the third quarter of 2017, we recorded a $19.7 million reserve for a payment we expect to make to a third-party vendor as a result of the early termination of an outsourcing contract relating to our trade settlement and reconciliation processes. We intend to transition these processes back to AB from our vendor within the next two years. As a result of this transition, we expect to incur $2 million in additional transitional costs in 2018 and realize ongoing annual savings of approximately $11 million in general and administrative expenses beginning in 2019.

Market Environment
The third quarter of 2017 built upon the strength of the first half of the year - U.S. equity markets reached record highs, emerging markets continued to gain momentum and fixed income assets added to their already positive year-to-date returns. The volatility index spiked in August, as geopolitical tensions flared and natural disasters rattled markets, but settled down to muted levels by quarter-end. In the U.S., inflation remains low as unemployment improves, but wages have been slower to recover, leaving core CPI without a driver. The U.S. Federal Reserve kept rates steady, but indicated that it intended to begin shrinking its balance sheet

Index

in October 2017 and maintained its forecast for a third rate increase during the fourth quarter of 2017. Globally, monetary policy between developed and emerging markets continues to diverge, with emerging market stocks trading at a substantial discount, and uncertainty persists over the potential for rising inflation in the U.S. and the ability of the Trump administration to pursue pro-growth policies, ongoing concerns about geopolitics, MiFID II implementation in Europe and the sustainability of emerging markets growth. Additionally, while the industry-wide shift from actively-managed investment services to passively-managed investment services has persisted in 2017, with $509 billion in passive inflows year-to-date, total active flows are positive, at $66 billion year-to-date, as fixed income strength has offset continued, though improving, equity outflows.

MiFID II
The second installment of the Markets in Financial Instruments Directive II (“MiFID II”), which is effective January 1, 2018, makes significant modifications to the manner in which European broker-dealers can be compensated for research. These modifications are recognized in the industry as having the potential to significantly decrease the overall research spend by European buy-side firms. Consequently, our U.K.-based broker-dealer is considering new charging mechanisms for its research in order to minimize this impact as part of its broader MiFID II implementation program. It is important to note, however, that our new charging techniques and other strategic decisions to address the new environment created by MiFID II may not be successful, which could result in a significant decline in our sell-side revenues.

Also, although MiFID II does permit buy-side firms to purchase research through the use of client-funded research payment accounts most buy-side firms that operate in the Eurozone, including our U.K. buy-side subsidiaries, have decided to use their own funds to pay for research in the Eurozone. This change in practice will increase our expenses in the Eurozone and, if this practice become more pervasive globally, may have a significant adverse effect on our net income in future periods.

The ultimate impact of MiFID II on payments for research currently is uncertain.
AXA America Holdings IPO
On May, 10, 2017, AXA S.A. (“AXA”) announced its intention to sell and list for trading a minority stake of its U.S. operations (expected to consist of AXA’s U.S. Life & Savings business and its interest in AB) during the first half of 2018, subject to market conditions and SEC review process. While we cannot at this time predict the eventual impact, if any, on AB of this proposed transaction, it could include a reduction in the support AXA has provided to AB in the past with respect to AB's investment management business, resulting in a decrease to our revenues and ability to initiate new investment services. Also, AB relies on AXA for a number of significant services and benefits from its affiliation with AXA in certain common vendor relationships. These arrangements also may change with possible negative financial implications for AB.

Index

Assets Under Management

Assets under management by distribution channel are as follows:

	As of September 30,
	2017	2016	$ Change	% Change
	(in billions)

Institutions	$260.0	$247.0	$13.0	5.3%
Retail	185.7	162.2	23.5	14.5
Private Wealth Management	89.2	81.0	8.2	10.1
Total	$534.9	$490.2	$44.7	9.1

Assets under management by investment service are as follows:

	As of September 30,
	2017	2016	$ Change	% Change
	(in billions)
Equity
Actively Managed	$131.7	$111.1	$20.6	18.5%
Passively Managed(1)	52.3	48.5	3.8	7.9
Total Equity	184.0	159.6	24.4	15.3

Fixed Income
Actively Managed
Taxable	243.0	229.9	13.1	5.7
Tax–exempt	39.4	38.2	1.2	3.1
	282.4	268.1	14.3	5.3

Passively Managed(1)	9.9	11.6	(1.7)	(14.6)
Total Fixed Income	292.3	279.7	12.6	4.5

Other(2)
Actively Managed	58.6	50.9	7.7	15.1
Passively Managed(1)	—	—	—	—
Total Other	58.6	50.9	7.7	15.1
Total	$534.9	$490.2	$44.7	9.1

(1)Includes index and enhanced index services.
(2)Includes certain multi-asset solutions and services and certain alternative investments.

Index

Changes in assets under management for the three-month, nine-month and twelve-month periods ended September 30, 2017 are as follows:

	Distribution Channel
	Institutions	Retail	Private Wealth Management	Total
	(in billions)

Balance as of June 30, 2017	$252.9	$177.3	$86.4	$516.6
Long-term flows:
Sales/new accounts	3.3	13.9	2.8	20.0
Redemptions/terminations	(2.0)	(9.4)	(2.5)	(13.9)
Cash flow/unreinvested dividends	0.1	(1.5)	(0.2)	(1.6)
Net long-term inflows	1.4	3.0	0.1	4.5
Market appreciation	5.7	5.4	2.7	13.8
Net change	7.1	8.4	2.8	18.3
Balance as of September 30, 2017	$260.0	$185.7	$89.2	$534.9

Balance as of December 31, 2016	$239.3	$160.2	$80.7	$480.2
Long-term flows:
Sales/new accounts	9.8	40.9	8.7	59.4
Redemptions/terminations	(10.4)	(28.4)	(7.9)	(46.7)
Cash flow/unreinvested dividends	1.2	(4.6)	(0.3)	(3.7)
Net long-term inflows	0.6	7.9	0.5	9.0
Market appreciation	20.1	17.6	8.0	45.7
Net change	20.7	25.5	8.5	54.7
Balance as of September 30, 2017	$260.0	$185.7	$89.2	$534.9

Balance as of September 30, 2016	$247.0	$162.2	$81.0	$490.2
Long-term flows:
Sales/new accounts	16.5	51.2	11.0	78.7
Redemptions/terminations	(11.6)	(38.9)	(10.4)	(60.9)
Cash flow/unreinvested dividends	(2.5)	(6.0)	(0.5)	(9.0)
Net long-term inflows	2.4	6.3	0.1	8.8
Market appreciation	10.6	17.2	8.1	35.9
Net change	13.0	23.5	8.2	44.7
Balance as of September 30, 2017	$260.0	$185.7	$89.2	$534.9

Index

	Investment Service
	Equity Actively Managed	Equity Passively Managed(1)	Fixed Income Actively Managed - Taxable	Fixed Income Actively Managed - Tax- Exempt	Fixed Income Passively Managed(1)	Other(2)	Total
	(in billions)

Balance as of June 30, 2017	$124.5	$50.1	$236.6	$39.2	$9.9	$56.3	$516.6
Long-term flows:
Sales/new accounts	5.8	0.7	10.4	1.6	0.1	1.4	20.0
Redemptions/terminations	(4.7)	(0.2)	(6.5)	(1.7)	(0.1)	(0.7)	(13.9)
Cash flow/unreinvested dividends	(0.2)	(0.8)	(0.2)	—	(0.1)	(0.3)	(1.6)
Net long-term inflows (outflows)	0.9	(0.3)	3.7	(0.1)	(0.1)	0.4	4.5
Market appreciation	6.3	2.5	2.7	0.3	0.1	1.9	13.8
Net change	7.2	2.2	6.4	0.2	—	2.3	18.3
Balance as of September 30, 2017	$131.7	$52.3	$243.0	$39.4	$9.9	$58.6	$534.9

Balance as of December 31, 2016	$111.9	$48.1	$220.9	$36.9	$11.1	$51.3	$480.2
Long-term flows:
Sales/new accounts	15.9	1.1	32.2	5.7	0.1	4.4	59.4
Redemptions/terminations	(13.8)	(1.3)	(22.8)	(4.7)	(1.7)	(2.4)	(46.7)
Cash flow/unreinvested dividends	(1.3)	(2.6)	0.5	—	(0.1)	(0.2)	(3.7)
Net long-term inflows (outflows)	0.8	(2.8)	9.9	1.0	(1.7)	1.8	9.0
Market appreciation	19.0	7.0	12.2	1.5	0.5	5.5	45.7
Net change	19.8	4.2	22.1	2.5	(1.2)	7.3	54.7
Balance as of September 30, 2017	$131.7	$52.3	$243.0	$39.4	$9.9	$58.6	$534.9

Index

Balance as of September 30, 2016	$111.1	$48.5	$229.9	$38.2	$11.6	$50.9	$490.2
Long-term flows:
Sales/new accounts	20.1	1.2	43.9	7.6	0.1	5.8	78.7
Redemptions/terminations	(18.2)	(1.8)	(29.5)	(6.6)	(1.8)	(3.0)	(60.9)
Cash flow/unreinvested dividends	(2.3)	(4.1)	(1.9)	(0.2)	0.1	(0.6)	(9.0)
Net long-term (outflows) inflows	(0.4)	(4.7)	12.5	0.8	(1.6)	2.2	8.8
Market appreciation	21.0	8.5	0.6	0.4	(0.1)	5.5	35.9
Net change	20.6	3.8	13.1	1.2	(1.7)	7.7	44.7
Balance as of September 30, 2017	$131.7	$52.3	$243.0	$39.4	$9.9	$58.6	$534.9

(1)Includes index and enhanced index services.
(2)Includes certain multi-asset solutions and services and certain alternative investments.

Net long-term inflows (outflows) for actively managed investment services as compared to passively managed investment services for the three-month, nine-month and twelve-month periods ended September 30, 2017 are as follows:

	Periods Ended September 30, 2017
	Three-months	Nine-months	Twelve-months
	(in billions)
Actively Managed
Equity	$0.9	$0.8	$(0.4)
Fixed Income	3.6	10.9	13.3
Other	0.4	1.8	2.2
	4.9	13.5	15.1
Passively Managed
Equity	(0.3)	(2.8)	(4.7)
Fixed Income	(0.1)	(1.7)	(1.6)
Other	—	—	—
	(0.4)	(4.5)	(6.3)
Total net long-term inflows	$4.5	$9.0	$8.8

Index

Average assets under management by distribution channel and investment service were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
	(in billions)				(in billions)
Distribution Channel:
Institutions	$257.1	$250.0	$7.1	2.8%	$250.1	$244.3	$5.8	2.4%
Retail	181.7	161.5	20.2	12.5	173.4	157.1	16.3	10.4
Private Wealth Management	87.8	80.5	7.3	9.1	85.3	78.5	6.8	8.6
Total	$526.6	$492.0	$34.6	7.0	$508.8	$479.9	$28.9	6.0

Investment Service:
Equity Actively Managed	$128.0	$110.8	$17.2	15.6%	$121.9	$109.1	$12.8	11.7%
Equity Passively Managed(1)	51.1	47.9	3.2	6.6	49.9	46.2	3.7	7.9
Fixed Income Actively Managed – Taxable	240.7	230.1	10.6	4.6	233.4	221.0	12.4	5.6
Fixed Income Actively Managed – Tax-exempt	39.6	37.7	1.9	5.0	38.5	35.9	2.6	7.0
Fixed Income Passively Managed(1)	9.9	11.6	(1.7)	(14.1)	10.4	10.9	(0.5)	(4.8)
Other (2)	57.3	53.9	3.4	6.3	54.7	56.8	(2.1)	(3.6)
Total	$526.6	$492.0	$34.6	7.0	$508.8	$479.9	$28.9	6.0

(1)Includes index and enhanced index services.
(2)Includes certain multi-asset solutions and services and certain alternative investments.

Our Institutional channel third quarter average AUM of $257.1 billion increased $7.1 billion, or 2.8%, compared to the third quarter of 2016, primarily due to our Institutional AUM increasing $13.0 billion, or 5.3%, to $260.0 billion over the last twelve months. The $13.0 billion increase in AUM resulted from market appreciation of $10.6 billion and net inflows of $2.4 billion.
Our Retail channel third quarter average AUM of $181.7 billion increased $20.2 billion, or 12.5%, compared to the third quarter of 2016, primarily due to our Retail AUM increasing $23.5 billion, or 14.5%, to $185.7 billion over the last twelve months. The $23.5 billion increase in AUM resulted from market appreciation of $17.2 billion and net inflows of $6.3 billion.
Our Private Wealth Management channel third quarter average AUM of $87.8 billion increased $7.3 billion, or 9.1%, compared to the third quarter of 2016, primarily due to our Private Wealth Management AUM increasing $8.2 billion, or 10.1%, to $89.2 billion over the last twelve months. The $8.2 billion increase in AUM resulted from market appreciation of $8.1 billion and net inflows of $0.1 billion.

Index

Absolute investment composite returns, gross of fees, and relative performance as of September 30, 2017 compared to benchmarks for certain representative Institutional equity and fixed income services are as follows:

	1-Year	3-Year	5-Year
Global High Income - Hedged (fixed income)
Absolute return	10.5%	6.4%	7.0%
Relative return (vs. Bloomberg Barclays Global High Yield Index - Hedged)	1.7	(0.4)	(0.1)
U.S. High Yield (fixed income)
Absolute return	8.5	5.3	6.7
Relative return (vs. Bloomberg Barclays U.S. Corp. High Yield Index)	(0.4)	(0.5)	0.4
Global Plus - Hedged (fixed income)
Absolute return	1.4	4.0	3.7
Relative return (vs. Bloomberg Barclays Global Aggregate Index - Hedged)	1.6	0.8	0.6
Intermediate Municipal Bonds (fixed income)
Absolute return	0.9	2.4	2.1
Relative return (vs. Lipper Short/Int. Blended Muni Fund Avg)	0.4	0.9	0.7
U.S. Strategic Core Plus (fixed income)
Absolute return	1.3	3.7	3.1
Relative return (vs. Bloomberg Barclays U.S. Aggregate Index)	1.2	1.0	1.0
Emerging Market Debt (fixed income)
Absolute return	7.6	6.6	4.9
Relative return (vs. JPM EMBI Global/JPM EMBI)	3.4	0.6	0.6
Emerging Markets Value
Absolute return	19.7	4.4	3.7
Relative return (vs. MSCI EM Index)	(2.7)	(0.5)	(0.3)
Global Strategic Value
Absolute return	21.6	8.2	14.0
Relative return (vs. MSCI ACWI Index)	3.0	0.8	3.8
U.S. Small & Mid Cap Value
Absolute return	18.4	11.6	15.9
Relative return (vs. Russell 2500 Value Index)	2.6	1.6	2.6
U.S. Strategic Value
Absolute return	15.6	5.4	13.2
Relative return (vs. Russell 1000 Value Index)	0.5	(3.2)	—
U.S. Small Cap Growth
Absolute return	29.6	12.0	14.3
Relative return (vs. Russell 2000 Growth Index)	8.6	(0.2)	—
U.S. Large Cap Growth
Absolute return	22.7	15.2	17.7
Relative return (vs. Russell 1000 Growth Index)	0.8	2.5	2.5
U.S. Small & Mid Cap Growth
Absolute return	25.1	10.5	13.7
Relative return (vs. Russell 2500 Growth Index)	5.1	(0.7)	(0.8)
Concentrated U.S. Growth
Absolute return	22.0	11.9	15.5
Relative return (vs. S&P 500 Index)	3.4	1.1	1.3
Select U.S. Equity
Absolute return	19.5	10.5	14.3
Relative return (vs. S&P 500 Index)	0.9	(0.3)	0.1
Strategic Equities
Absolute return	17.0	10.6	14.2
Relative return (vs. Russell 3000 Index)	(1.7)	(0.2)	—
Global Core Equity
Absolute return	18.9	8.8	11.8
Relative return (vs. MSCI ACWI Index)	0.3	1.4	1.6

Index

Consolidated Results of Operations

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
	(in thousands, except per unit amounts)				(in thousands, except per unit amounts)

Net revenues	$812,150	$747,591	$64,559	8.6%	$2,379,380	$2,242,523	$136,857	6.1%
Expenses	650,123	562,282	87,841	15.6	1,888,504	1,741,597	146,907	8.4
Operating income	162,027	185,309	(23,282)	(12.6)	490,876	500,926	(10,050)	(2.0)
Income taxes	4,547	11,578	(7,031)	(60.7)	24,869	37,315	(12,446)	(33.4)
Net income	157,480	173,731	(16,251)	(9.4)	466,007	463,611	2,396	0.5
Net income of consolidated entities attributable to non-controlling interests	16,526	15,696	830	5.3	50,013	14,791	35,222	238.1
Net income attributable to AB Unitholders	$140,954	$158,035	$(17,081)	(10.8)	$415,994	$448,820	$(32,826)	(7.3)

Diluted net income per AB Unit	$0.52	$0.58	$(0.06)	(10.3)	$1.54	$1.64	$(0.10)	(6.1)

Distributions per AB Unit	$0.58	$0.51	$0.07	13.7	$1.66	$1.42	$0.24	16.9

Operating margin (1)	17.9%	22.7%			18.5%	21.7%

(1)Operating income excluding net (loss) income attributable to non-controlling interests as a percentage of net revenues.

Net income attributable to AB Unitholders for the three months ended September 30, 2017 decreased $17.1 million, or 10.8%, from the three months ended September 30, 2016. The decrease resulted from (in millions):

Higher other general and administrative expenses	$(22.2)
Lower adjustments to contingent payment arrangements	(21.3)
Higher real estate charges	(18.8)
Higher employee compensation and benefits	(13.0)
Higher promotion and servicing expenses	(11.2)
Higher base advisory fees	51.4
Higher distribution revenues	8.4
Lower income tax expense	7.0
Other	2.6
$(17.1)

Index

Net income attributable to AB Unitholders for the nine months ended September 30, 2017 decreased $32.8 million, or 7.3%, from the nine months ended September 30, 2016. The decrease resulted from (in millions):

Higher employee compensation and benefits	$(51.4)
Higher other general and administrative expenses	(38.2)
Higher net income of consolidated entities attributable to non-controlling interest	(35.2)
Lower Bernstein Research Services revenue	(21.8)
Lower adjustments to contingent payment arrangements	(21.3)
Higher promotion and servicing expenses	(17.4)
Lower investment gains	(17.3)
Higher real estate charges	(14.8)
Higher base advisory fees	133.0
Higher performance-based fees	21.7
Higher distribution revenues	15.1
Lower income tax expense	12.4
Other	2.4
$(32.8)

Real Estate Charges

Since 2010, in connection with our workforce reductions and in an effort to reduce our global real estate footprint, we have implemented a global office space consolidation. As a result, we have sub-leased over one million square feet of office space.

During the first nine months of 2017, we recorded pre-tax real estate charges of $39.4 million, resulting from new charges of $40.2 million primarily relating to the further consolidation of office space at our New York offices, offset by changes in estimates pertaining to previously recorded real estate charges of $0.8 million. During the first nine months of 2016, we recorded pre-tax real estate charges of $24.6 million, resulting from new charges of $26.7 million relating to the further consolidation of office space at our New York offices, offset by changes in estimates related to previously recorded real estate charges of $2.1 million.

Units Outstanding

Each quarter, we consider whether to implement a plan to repurchase AB Holding Units pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (“Exchange Act”). A Rule 10b5-1 plan allows a company to repurchase its shares at times when it otherwise might be prevented from doing so because of self-imposed trading blackout periods or because it possesses material non-public information. Each broker we select has the authority under the terms and limitations specified in the plan to repurchase AB Holding Units on our behalf in accordance with the terms of the plan. Repurchases are subject to regulations promulgated by the SEC as well as certain price, market volume and timing constraints specified in the plan. The plan adopted during the second quarter of 2017 expired at the close of business on July 26, 2017. We did not adopt a new plan during the third quarter of 2017. We may adopt additional Rule 10b5-1 plans in the future to engage in open-market purchases of AB Holding Units to help fund anticipated obligations under our incentive compensation award program and for other corporate purposes.

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

Index

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)

Net revenues, US GAAP basis	$812,150	$747,591	$2,379,380	$2,242,523
Adjustments:
Long-term incentive compensation-related investment (gains)	(2,055)	(2,556)	(6,960)	(2,021)
Long-term incentive compensation-related dividends and interest	(130)	(142)	(438)	(435)
Distribution-related payments	(108,284)	(95,844)	(307,407)	(276,188)
Amortization of deferred sales commissions	(7,629)	(9,787)	(25,015)	(31,606)
Pass-through fees and expenses	(9,759)	(9,768)	(29,868)	(33,126)
Gain on sale of investment carried at cost	—	—	—	(75,273)
Gain on sale of software technology	(361)	—	(4,593)	—
Impact of consolidated company-sponsored funds	(23,368)	(16,114)	(71,222)	(16,529)
Adjusted net revenues	$660,564	$613,380	$1,933,877	$1,807,345

Operating income, US GAAP basis	$162,027	$185,309	$490,876	$500,926
Adjustments:
Long-term incentive compensation-related items	329	363	813	972
Gain on sale of investment carried at cost	—	—	—	(75,273)
Gain on sale of software technology	(361)	—	(4,593)	—
Acquisition-related expenses	1,462	303	2,012	542
Contingent payment arrangements	(193)	(21,483)	(193)	(21,483)
Real estate charges (credits)	18,655	(140)	39,400	24,645
Sub-total of non-GAAP adjustments	19,892	(20,957)	37,439	(70,597)
Less: Net income of consolidated entities attributable to non-controlling interests	16,526	15,696	50,013	14,791
Adjusted operating income	165,393	148,656	478,302	415,538
Adjusted income taxes	10,188	10,268	29,511	32,126
Adjusted net income	155,205	138,388	448,791	383,412

Diluted net income per AB Unit, GAAP basis	$0.52	$0.58	$1.54	$1.64
Impact of non-GAAP adjustments	0.06	(0.07)	0.12	(0.24)
Adjusted diluted net income per AB Unit	$0.58	$0.51	$1.66	$1.40

Adjusted operating margin	25.0%	24.2%	24.7%	23.0%

Index

Adjusted operating income for the three months ended September 30, 2017 increased $16.7 million, or 11.3%, from the three months ended September 30, 2016, primarily due to higher investment advisory base fees of $51.8 million, offset by higher general and administrative expenses (excluding real estate charges) of $15.4 million, higher employee compensation expense (excluding the impact of long-term incentive compensation-related items) of $13.6 million, investments losses in current year compared to investments gains in prior year of $3.2 million and lower Bernstein Research Services revenue of $2.5 million. Adjusted operating income for the nine months ended September 30, 2017 increased $62.8 million, or 15.1%, from the nine months ended September 30, 2016, primarily due to higher investment advisory base fees of $134.6 million and higher performance-based fees of $21.7 million, offset by higher employee compensation expense (excluding the impact of long-term incentive compensation-related items) of $46.1 million, lower Bernstein Research Services revenue of $21.8 million and higher general and administrative expenses (excluding real estate charges) of $20.1 million.

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

We adjust for the revenue impact of consolidating company-sponsored investment funds by eliminating the consolidated company-sponsored investment funds' revenues and including AB's fees from such consolidated company-sponsored investment funds and AB's investment gains and losses on its investments in such consolidated company-sponsored investment funds that were eliminated in consolidation. Lastly, in the second and third quarters of 2017 we excluded a cumulative realized gain of $4.6 million on the exchange of software technology for an ownership stake in a third party provider of financial market data and trading tools and in the first quarter of 2016 we excluded a realized gain of $75.3 million resulting from the liquidation of an investment in Jasper Wireless Technologies, Inc. ("Jasper"), which was acquired by Cisco Systems, Inc., because these transactions are not part of our core operating results.

Adjusted Operating Income

Adjusted operating income represents operating income on a US GAAP basis excluding (1) the impact on net revenues and compensation expense of the investment gains and losses (as well as the dividends and interest) associated with employee long-term incentive compensation-related investments, (2) the gain on the sale of our investment in Jasper during 2016, (3) the gain on the sale of software technology during 2017 (4) real estate charges (credits), (5) acquisition-related expenses, (6) adjustments to contingent payment arrangements, and (7) the impact of consolidated company-sponsored investment funds.

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

Adjusted Net Income and Adjusted Diluted Net Income per AB Unit

As previously discussed, our quarterly distribution is typically our adjusted diluted net income per unit (which is derived from adjusted net income) for the quarter multiplied by the number of general and limited partnership interests at the end of the quarter. Adjusted income taxes, used in calculating adjusted net income, are calculated using the GAAP effective tax rate adjusted for non-GAAP income tax adjustments.

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

Index

Net Revenues

The components of net revenues are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
	(in thousands)				(in thousands)
Investment advisory and services fees:
Institutions:
Base fees	$108,849	$103,001	$5,848	5.7%	$318,347	$301,229	$17,118	5.7%
Performance-based fees	1,140	1,754	(614)	(35.0)	7,818	2,779	5,039	181.3
	109,989	104,755	5,234	5.0	326,165	304,008	22,157	7.3
Retail:
Base fees	240,006	207,377	32,629	15.7	673,286	599,080	74,206	12.4
Performance-based fees	229	164	65	39.6	13,652	166	13,486	8,124.1
	240,235	207,541	32,694	15.8	686,938	599,246	87,692	14.6
Private Wealth Management:
Base fees	189,697	176,775	12,922	7.3	555,580	513,941	41,639	8.1
Performance-based fees	3,186	322	2,864	889.4	3,877	661	3,216	486.5
	192,883	177,097	15,786	8.9	559,457	514,602	44,855	8.7
Total:
Base fees	538,552	487,153	51,399	10.6	1,547,213	1,414,250	132,963	9.4
Performance-based fees	4,555	2,240	2,315	103.3	25,347	3,606	21,741	602.9
	543,107	489,393	53,714	11.0	1,572,560	1,417,856	154,704	10.9

Bernstein Research Services	108,385	110,885	(2,500)	(2.3)	330,596	352,403	(21,807)	(6.2)
Distribution revenues	106,042	97,625	8,417	8.6	302,745	287,638	15,107	5.3
Dividend and interest income	17,619	9,908	7,711	77.8	51,023	30,128	20,895	69.4
Investment gains (losses)	18,808	17,606	1,202	6.8	68,122	85,469	(17,347)	(20.3)
Other revenues	24,902	24,240	662	2.7	71,532	75,044	(3,512)	(4.7)
Total revenues	818,863	749,657	69,206	9.2	2,396,578	2,248,538	148,040	6.6
Less: Interest expense	6,713	2,066	4,647	224.9	17,198	6,015	11,183	185.9
Net revenues	$812,150	$747,591	$64,559	8.6	$2,379,380	$2,242,523	$136,857	6.1

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

Index

Accordingly, fee income generally increases or decreases as AUM increases or decreases and is affected by market appreciation or depreciation, the addition of new client accounts or client contributions of additional assets to existing accounts, withdrawals of assets from and termination of client accounts, purchases and redemptions of mutual fund shares, shifts of assets between accounts or products with different fee structures, and acquisitions. Our average basis points realized (investment advisory and services fees divided by average AUM) generally approximate 40 to 110 basis points for actively-managed equity services, 10 to 75 basis points for actively-managed fixed income services and 2 to 20 basis points for passively-managed services. Average basis points realized for other services could range from 5 basis points for certain Institutional asset allocation services to over 100 basis points for certain Retail and Private Wealth Management alternative services. These ranges include all-inclusive fee arrangements (covering investment management, trade execution and other services) for our Private Wealth Management clients.

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

We sometimes charge our clients performance-based fees. In these situations, we charge a base advisory fee and are eligible to earn an additional performance-based fee or incentive allocation that is calculated as either a percentage of absolute investment results or a percentage of investment results in excess of a stated benchmark over a specified period of time. Some performance-based fees include a high-watermark provision, which generally provides that if a client account underperforms relative to its performance target (whether absolute or relative to a specified benchmark), it must gain back such underperformance before we can collect future performance-based fees. Therefore, if we fail to achieve our performance target for a particular period, we will not earn a performance-based fee for that period and, for accounts with a high-watermark provision, our ability to earn future performance-based fees will be impaired. We are eligible to earn performance-based fees on 7.1%, 3.9% and 1.0% of the assets we manage for institutional clients, private wealth clients and retail clients, respectively (in total, 4.4% of our AUM).

During 2016 and 2017, we received carried interest distributions of $74.5 million, as general partner of our real estate fund ($66.6 million) and as investment advisor to a middle market lending fund ($7.9 million). In accordance with our revenue recognition policies, we did not recognize these carried interest distributions as performance fee revenues, instead recording a deferred revenue liability, because the distributions are subject to claw-back provisions. We will recognize the distribution as revenues when the potential claw-back obligations are mathematically remote, which may not occur until at or near termination of the applicable fund. In addition, we have revenue-sharing arrangements whereby certain employees are entitled to a share of carried interest proceeds distributed by certain funds, including the real estate fund. As such, we distributed $33.2 million of these carried interest proceeds to certain real estate fund employees. We have recorded this payment, which, like our carried interest distribution, is subject to claw-back provisions, as an advance to employees and will recognize it as compensation expense in the period in which the applicable revenue is recognized.

For the three months ended September 30, 2017, our investment advisory and services fees increased by $53.7 million, or 11.0%, from the three months ended September 30, 2016, primarily due to a $51.4 million, or 10.6%, increase in base fees, which primarily resulted from a 7.0% increase in average AUM and the impact of a shift in distribution channel mix from Institutions to Retail and Private Wealth Management, which generally have higher fees. In addition, performance-based fees increased by $2.3 million. For the nine months ended September 30, 2017, our investment advisory and services fees increased by $154.7 million, or 10.9%, from the nine months ended September 30, 2016, primarily due to a $133.0 million, or 9.4%, increase in base fees, which primarily resulted from a 6.0% increase in average AUM and the impact of a shift in distribution channel mix from Institutions to Retail and Private Wealth Management. Also, performance-based fees increased by $21.7 million.

Institutional investment advisory and services fees for the three months ended September 30, 2017 increased by $5.2 million, or 5.0%, from the three months ended September 30, 2016, primarily due to a $5.8 million, or 5.7%, increase in base fees, which primarily resulted from a 2.8% increase in average AUM and the impact of a shift in product mix into active equities, which generally have higher fees. Institutional investment advisory and services fees for the nine months ended September 30, 2017 increased by $22.1 million, or 7.3%, from the nine months ended September 30, 2016, primarily due to a $17.1 million, or 5.7%,

Index

increase in base fees, which primarily resulted from a 2.4% increase in average AUM and the impact of a shift in product mix into active equities. In addition, performance-based fees increased by $5.0 million.

Retail investment advisory and services fees for the three months ended September 30, 2017 increased by $32.7 million, or 15.8%, from the three months ended September 30, 2016, due to an increase in base fees of $32.6 million, or 15.7%, primarily resulting from a 12.5% increase in average AUM. Retail investment advisory and services fees for the nine months ended September 30, 2017 increased by $87.7 million, or 14.6%, from the nine months ended September 30, 2016, due to an increase in base fees of $74.2 million, or 12.4%, primarily resulting from a 10.4% increase in average AUM. In addition, performance-based fees increased by $13.5 million.

Private Wealth Management investment advisory and services fees for the three months ended September 30, 2017 increased by $15.8 million, or 8.9%, from the three months ended September 30, 2016, due to an increase in base fees of $12.9 million, or 7.3%, primarily resulting from a 9.1% increase in average AUM. In addition, performance-based fees increased by $2.8 million. Private Wealth Management investment advisory and services fees for the nine months ended September 30, 2017 increased by $44.9 million, or 8.7%, from the nine months ended September 30, 2016, due to an increase in base fees of $41.6 million, or 8.1%, primarily resulting from an 8.6% increase in average AUM. In addition, performance-based fees increased by $3.2 million.

Bernstein Research Services

Bernstein Research Services revenue consists principally of equity commissions received for providing equity research and brokerage-related services to institutional investors.

Revenues from Bernstein Research Services for the three months ended September 30, 2017 decreased $2.5 million, or 2.3%, compared to the corresponding period in 2016, driven by lower client activity in the U.S., partially offset by an increase in client activity in both Europe and Asia and the impact of a weaker U.S. dollar. Revenues for the nine months ended September 30, 2017 decreased $21.8 million, or 6.2%, compared to the corresponding period in 2016, driven by lower client activity in the U.S., a volume mix shift to electronic trading in Europe and the impact of a stronger U.S. dollar, partially offset by increased client activity in Asia.

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
Distribution revenues for the three and nine months ended September 30, 2017 increased $8.4 million, or 8.6%, and $15.1 million, or 5.3%, respectively, compared to the corresponding periods in 2016, primarily due to the corresponding average AUM of these mutual funds increasing 13.7% and 9.0%, respectively, offset by the impact of a shift in product mix. For the three months ended September 30, 2017, average AUM of A-share mutual funds (which have lower distribution fee rates than B-share and C-share mutual funds) increased 18.9%, while average AUM of B-share and C-share mutual funds decreased by 18.7%. For the nine months ended September 30, 2017, average AUM of A-share mutual funds increased 21.6%, while average AUM of B-share and C-share mutual funds decreased 11.3%.

Dividend and Interest Income and Interest Expense

Dividend and interest income consists of investment income and interest earned on customer margin balances and U.S. Treasury Bills as well as dividend and interest income in our consolidated company-sponsored investment funds. Interest expense principally reflects interest accrued on cash balances in customers’ brokerage accounts. Dividend and interest income, net of interest expense, for the three and nine ended September 30, 2017 increased $3.1 million, or 39.1%, and $9.7 million, or 40.3%, respectively, compared to the corresponding periods in 2016, primarily due to higher dividend and interest income in our consolidated company-sponsored investment funds.

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

Index

Investments gains (losses) also include equity in earnings of proprietary investments in limited partnership hedge funds that we sponsor and manage.

Investment gains (losses) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Long-term incentive compensation-related investments
Realized gains (losses)	$105	$147	$1,878	$1,288
Unrealized gains (losses)	1,950	2,409	5,082	733

Investments held by consolidated company-sponsored funds
Realized gains (losses)	9,788	(2,334)	38,169	(2,662)
Unrealized gains (losses)	14,512	19,274	33,062	16,675

Seed capital investments
Realized gains (losses)
Seed capital	976	2,033	21,871	67,287
Derivatives	(4,797)	(10,293)	(20,251)	(16,340)
Unrealized gains (losses)
Seed capital	(3,245)	5,916	(9,205)	22,505
Derivatives	(83)	2,255	488	(307)

Brokerage-related investments
Realized gains (losses)	(447)	(1,684)	(2,895)	(3,780)
Unrealized gains (losses)	49	(117)	(77)	70
	$18,808	$17,606	$68,122	$85,469

The investment gains in the three and nine months ended September 30, 2017, as well as the three months ended September 30, 2016, were primarily driven by gains on investments held by consolidated company-sponsored funds. The investment gains in the nine months ended September 30, 2016 were primarily the result of the sale of our investment in Jasper (see below) and gains on investments held by consolidated company-sponsored funds.
During 2017, we realized a gain of $4.6 million on the exchange of software technology for an ownership stake in a third party provider of financial market data and trading tools.
During the first quarter of 2016, we sold our investment in Jasper, a company in which we owned a 7.6% equity interest. We expect to receive a total of $85.5 million in cash, subject to final transaction costs and working capital adjustments. During March 2016, the transaction closed and we received $74.8 million in cash, recorded a $10.7 million receivable (of which we have received $10.2 million as of September 30, 2017) for the balance retained in escrow for 18 months and recorded an investment gain of $75.3 million.
Other Revenues

Other revenues consist of fees earned for transfer agency services provided to company-sponsored mutual funds, fees earned for administration and recordkeeping services provided to company-sponsored mutual funds and the general accounts of AXA and its subsidiaries, and other miscellaneous revenues. Other revenues for the three months ended September 30, 2017 increased $0.7 million, or 2.7%, compared to the three months ended September 30, 2016, primarily due to higher shareholder servicing fees, offset by lower other revenue. Other revenues for the nine months ended September 30, 2017 decreased $3.5 million, or 4.7%, compared to the corresponding period in 2016, primarily due to lower shareholder servicing fees, offset by higher mutual fund reimbursements and other revenue.

Index

Expenses

The components of expenses are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
					(in thousands)

Employee compensation and benefits	$329,777	$316,737	$13,040	4.1%	$979,387	$927,997	$51,390	5.5%
Promotion and servicing:
Distribution-related payments	108,284	95,844	12,440	13.0	307,407	276,188	31,219	11.3
Amortization of deferred sales commissions	7,629	9,787	(2,158)	(22.0)	25,015	31,606	(6,591)	(20.9)
Trade execution, marketing, T&E and other	48,088	47,205	883	1.9	149,537	156,763	(7,226)	(4.6)
	164,001	152,836	11,165	7.3	481,959	464,557	17,402	3.7
General and administrative:
General and administrative	128,712	106,504	22,208	20.9	360,395	322,184	38,211	11.9
Real estate charges (credits)	18,655	(140)	18,795	n/m	39,400	24,645	14,755	59.9
	147,367	106,364	41,003	38.5	399,795	346,829	52,966	15.3
Contingent payment arrangements	(140)	(21,129)	20,989	(99.3)	215	(20,423)	20,638	n/m
Interest	2,105	1,009	1,096	108.6	6,227	3,293	2,934	89.1
Amortization of intangible assets	7,013	6,465	548	8.5	20,921	19,344	1,577	8.2
Total	$650,123	$562,282	$87,841	15.6	$1,888,504	$1,741,597	$146,907	8.4

Employee Compensation and Benefits

Employee compensation and benefits consist of base compensation (including salaries and severance), annual short-term incentive compensation awards (cash bonuses), annual long-term incentive compensation awards, commissions, fringe benefits and other employment costs (including recruitment, training, temporary help and meals).

Compensation expense as a percentage of net revenues was 40.6% and 42.4% for the three months ended September 30, 2017 and 2016, respectively. Compensation expense as a percentage of net revenues was 41.2% and 41.4% for the nine months ended September 30, 2017 and 2016, respectively. Compensation expense generally is determined on a discretionary basis and is primarily a function of our firm’s current-year financial performance. The amounts of incentive compensation we award are designed to motivate, reward and retain top talent while aligning our executives' interests with the interests of our Unitholders. Senior management, with the approval of the Compensation Committee of the Board of Directors of AllianceBernstein Corporation (“Compensation Committee”), periodically confirms that the appropriate metric to consider in determining the amount of incentive compensation is the ratio of adjusted employee compensation and benefits expense to adjusted net revenues. Adjusted net revenues used in the adjusted compensation ratio are the same as the adjusted net revenues presented as a non-GAAP measure (discussed earlier in this MD&A). Adjusted employee compensation and benefits expense is total employee compensation and benefits

Index

expense minus other employment costs such as recruitment, training, temporary help and meals (which were 1.0% and 1.1%, respectively, of adjusted net revenues for each of the three and nine months ended September 30, 2017, and was 1.1% and 1.2%, respectively, of adjusted net revenues for the three and nine months ended September 30, 2016), and excludes the impact of mark-to-market vesting expense, as well as dividends and interest expense, associated with employee long-term incentive compensation-related investments. Senior management, with the approval of the Compensation Committee, has established as an objective that adjusted employee compensation and benefits expense generally should not exceed 50% of our adjusted net revenues, except in unexpected or unusual circumstances. Our ratio of adjusted compensation expense as a percentage of adjusted net revenues was 48.5% and 49.2%, respectively, for the three and nine months ended September 30, 2017. Our ratio of adjusted compensation expense as a percentage of adjusted net revenues was 50.0% for the three and nine months ended September 30, 2016.

For the three months ended September 30, 2017, employee compensation and benefits expense increased $13.0 million, or 4.1%, compared to the three months ended September 30, 2016, primarily due to higher incentive compensation of $13.8 million. For the nine months ended September 30, 2017, employee compensation and benefits expense increased $51.4 million, or 5.5%, compared to the nine months ended September 30, 2016, primarily due to higher incentive compensation of $40.9 million, higher base compensation of $6.4 million, which resulted from higher severance, and higher fringes of $2.8 million.

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

Promotion and servicing expenses increased $11.2 million, or 7.3%, during the three months ended September 30, 2017 compared to the three months ended September 30, 2016. The increase primarily was due to higher distribution-related payments of $12.4 million, higher transfer fees of $0.7 million and higher marketing costs of $0.6 million, offset by lower amortization of deferred sales commissions of $2.2 million and lower travel and entertainment of $0.9 million. Promotion and servicing expenses increased $17.4 million, or 3.7%, during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The increase primarily was due to higher distribution-related payments of $31.2 million, offset by lower amortization of deferred sales commissions of $6.6 million, lower transfer fees of $2.7 million, lower travel and entertainment of $2.6 million, lower marketing costs of $1.0 million, and lower trade execution and clearing costs of $1.0 million.

General and Administrative

General and administrative expenses include portfolio services expenses, technology expenses, professional fees and office-related expenses (occupancy, communications and similar expenses). General and administrative expenses as a percentage of net revenues were 18.1% (15.8% excluding real estate charges) and 14.2% (including and excluding real estate charges) for the three months ended September 30, 2017 and 2016, respectively. General and administrative expenses increased $41.0 million, or 38.5%, during the third quarter of 2017 compared to the same period in 2016, primarily due to a vendor termination accrual of $19.7 million (for additional information see Executive Overview), higher real estate charges of $18.8 million and higher expenses related to our consolidated company-sponsored investment funds of $6.3 million. General and administrative expenses as a percentage of net revenues were 16.8% (15.1% excluding real estate charges) and 15.5% (14.4% excluding real estate charges) for the nine months ended September 30, 2017 and 2016, respectively. General and administrative expenses increased $53.0 million, or 15.3%, during the first nine months of 2017 compared to the same period in 2016, primarily due to the vendor termination accrual of $19.7 million, higher expenses related to our consolidated company-sponsored investment funds of $19.4 million and higher real estate charges of $14.8 million.

Contingent Payment Arrangements

Contingent payment arrangements reflect changes in estimates of contingent payment liabilities associated with acquisitions in previous periods, as well as accretion expense of these liabilities. The expense for the nine months ended September 30, 2017 reflects accretion expenses of $0.4 million, offset by a change in estimate of the contingent consideration payable relating to our 2010 acquisition of $0.2 million. The credit to operating expenses of $20.4 million for the nine months ended September 30, 2016 reflects changes in estimates of the contingent consideration payable relating to our 2013 and 2010 acquisitions of $21.5 million, offset by accretion expense of $1.1 million.

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

Income tax expense for the three months ended September 30, 2017 decreased $7.0 million, or 60.7%, compared to the three months ended September 30, 2016. The decrease is due to a lower effective tax rate in the current quarter of 2.8% compared to 6.2% in the third quarter of 2016, driven by the benefit of discrete tax items, primarily the $5.4 million reduction of the income tax liability originally recorded in the third quarter of 2016 relating to the Section 956 of the Internal Revenue Code deemed dividend inclusion, partially offset by the less favorable mix of earnings across the AB tax filing groups. Income tax expense for the nine months ended September 30, 2017 decreased $12.4 million, or 33.4%, compared to the nine months ended September 30, 2016. The decrease is due to a lower effective tax rate in the first nine months of 2017 of 5.1%, compared to 7.4% in the first nine months of 2016, driven by the benefit of discrete items described above, partially offset by the less favorable mix of earnings across the AB tax filing groups. There were no material changes to uncertain tax positions or valuation allowances against deferred tax assets during the three months and nine months ended September 30, 2017.

Net Income (Loss) of Consolidated Entities Attributable to Non-Controlling Interests

Net income (loss) of consolidated entities attributable to non-controlling interests primarily consists of limited partner interests owned by other investors in our consolidated company-sponsored investment funds. During the first nine months of 2017, we had $50.0 million of net gains of consolidated entities attributable to non-controlling interests compared to net gains of $14.8 million during the first nine months of 2016.

CAPITAL RESOURCES AND LIQUIDITY

During the first nine months of 2017 and 2016, net cash provided by operating activities was $1.1 billion in each period. Lower net redemptions of seed capital and higher net purchases of broker-dealer investments of $261.4 million and a decrease in broker-dealer related receivables (net of payables and segregated U.S. Treasury bills activity) of $16.6 million, offset an increase in net activity of our consolidated investment funds of $174.2 million and an increase in cash provided by net income of $38.9 million.

During the first nine months of 2017, net cash used in investing activities was $24.9 million, compared to $48.7 million during the corresponding 2016 period. The change reflects the third quarter 2016 purchase of a business of $20.5 million and lower purchases of furniture, equipment and leasehold improvements of $3.4 million.

During the first nine months of 2017, net cash used in financing activities was $820.5 million, compared to $839.5 million during the corresponding 2016 period. The change reflects an increase in overdrafts payable of $141.0 million, lower net redemptions of consolidated company-sponsored investment funds of $27.9 million and an increase in investment by AB Holding with proceeds from exercise of options to buy AB Holding Units of $15.3 million, offset by higher distributions to the General Partner and Unitholders of $88.6 million as a result of higher earnings (distributions on earnings are paid one quarter in arrears), higher distributions to non-controlling interests in consolidated entities of $43.6 million, higher net repayments of commercial paper of $23.3 million and higher repurchases of AB Holding Units of $5.4 million.

As of September 30, 2017, AB had $802.2 million of cash and cash equivalents (excluding cash and cash equivalents of consolidated company-sponsored investment funds), all of which are available for liquidity, but consist primarily of cash on deposit for our broker-dealers to comply with various customer clearing activities, and cash held by foreign subsidiaries of $513.4 million. Taxes are provided on foreign cash repatriated to the U.S.

Debt and Credit Facilities

As of September 30, 2017 and December 31, 2016, AB had $297.4 million and $513.0 million, respectively, in commercial paper outstanding with weighted average interest rates of approximately 1.4% and 0.9%, respectively. The commercial paper is short term in nature, and as such, recorded value is estimated to approximate fair value (and considered a Level 2 security in the fair value hierarchy). Average daily borrowings of commercial paper during the first nine months of 2017 and the full year 2016 were $449.6 million and $422.9 million, respectively, with weighted average interest rates of approximately 1.3% and 0.6%, respectively.

AB has a $1.0 billion committed, unsecured senior revolving credit facility (the “Credit Facility”) with a group of commercial banks and other lenders, which matures on October 22, 2019. The Credit Facility provides for possible increases in the principal

Index

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

The Credit Facility contains affirmative, negative and financial covenants, which are customary for facilities of this type, including restrictions on dispositions of assets, restrictions on liens, a minimum interest coverage ratio and a maximum leverage ratio. As of September 30, 2017, we were in compliance with these covenants. The Credit Facility also includes customary events of default (with customary grace periods, as applicable), including provisions under which, upon the occurrence of an event of default, all outstanding loans may be accelerated and/or lender’s commitments may be terminated. Also, under such provisions, upon the occurrence of certain insolvency- or bankruptcy-related events of default, all amounts payable under the Credit Facility would automatically become immediately due and payable, and the lender’s commitments would automatically terminate.

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

As of September 30, 2017 and December 31, 2016, we had no amounts outstanding under the Credit Facility. During the first nine months of 2017 and the full year 2016, we did not draw upon the Credit Facility.

On December 1, 2016, AB entered into a $200.0 million, unsecured 364-day senior revolving credit facility (the "Revolver") with a leading international bank and the other lending institutions that may be party thereto. The Revolver is available for AB's and SCB LLC's business purposes, including the provision of additional liquidity to meet funding requirements primarily related to SCB LLC's operations. Both AB and SCB LLC can draw directly under the Revolver and management expects to draw on the Revolver from time to time. AB has agreed to guarantee the obligations of SCB LLC under the Revolver. The Revolver contains affirmative, negative and financial covenants that are identical to those of the Credit Facility. As of September 30, 2017 and December 31, 2016, we had no amounts outstanding under the Revolver. Average daily borrowing of the Revolver during the first nine months of 2017 and full year 2016 were $22.7 million and $7.3 million, respectively, with weighted average interest rates of approximately 1.9% and 1.6%, respectively.

In addition, SCB LLC has four uncommitted lines of credit with four financial institutions. Three of these lines of credit permit us to borrow up to an aggregate of approximately $225.0 million, with AB named as an additional borrower, while one line has no stated limit. As of September 30, 2017 and December 31, 2016, SCB LLC had no bank loans outstanding. Average daily borrowings of bank loans during the first nine months of 2017 and full year 2016 were $4.3 million and $4.4 million, respectively, with weighted average interest rates of approximately 1.3% and 1.1%, respectively.

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

We entered into a subscription agreement, under which we committed to invest up to $35.0 million in a venture capital fund. As of September 30, 2017, we had funded $34.2 million of this commitment.

As general partner of AllianceBernstein U.S. Real Estate L.P. (“Real Estate Fund”), we committed to invest $25.0 million in the Real Estate Fund. As of September 30, 2017, we had funded $21.6 million of this commitment. As general partner of AllianceBernstein U.S. Real Estate II L.P. (“Real Estate Fund II”), we committed to invest $28.0 million in Real Estate Fund II. As of September 30, 2017, we had funded $9.6 million of this commitment.

We entered into an investment agreement under which we committed to invest up to $8.0 million in an oil and gas fund. As of September 30, 2017, we had funded $6.2 million of this commitment.

Index

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

Index

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the third quarter of 2017 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index

Part II

OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 12 to the condensed consolidated financial statements contained in Part I, Item 1.

Item 1A.	Risk Factors

There have been no material changes in our risk factors from those disclosed in AB's Form 10-K for the year ended December 31, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no AB Units sold by AB in the period covered by this report that were not registered under the Securities Act.

The following table provides information relating to any AB Units bought by AB in the quarter covered by this report:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of AB Holding Units Purchased	Average Price Paid Per AB Holding Unit, net of Commissions	Total Number of AB Holding Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of AB Holding Units that May Yet Be Purchased Under the Plans or Programs
7/1/17 - 7/31/17	—	$—	—	—
8/1/17 - 8/31/17	—	—	—	—
9/1/17 - 9/30/17(1)	13,200	23.41	—	—
Total	13,200	$23.41	—	—

(1)	During September 2017, AB purchased 13,200 AB Units in private transactions.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Index

Item 5.	Other Information

Submission of Matters to a Vote of Security Holders

A special meeting (“Special Meeting”) of Unitholders of AB Holding was held at 9:30 a.m. (NY time) on September 29, 2017 pursuant to due notice. At the Special Meeting, AB Holding Unitholders voted to adopt the AB 2017 Long Term Incentive Plan, which was the sole proposal considered at the Special Meeting. The final voting results from the Special Meeting are as follows:

For	Against/Withheld	Abstain	Broker Non-Votes
41,451,543	15,286,131	997,100	0

Iran Threat Reduction and Syria Human Rights Act

AB Holding, AB and their global subsidiaries had no transactions or activities requiring disclosure under the Iran Threat Reduction and Syria Human Rights Act, nor were they involved in the AXA Group matters described immediately below.

The non-U.S.-based subsidiaries of AXA operate in compliance with applicable laws and regulations of the various jurisdictions in which they operate, including applicable international (United Nations and European Union) laws and regulations. While AXA Group companies based and operating outside the United States generally are not subject to U.S. law, as an international group, AXA has in place policies and standards (including the AXA Group International Sanctions Policy) that apply to all AXA Group companies worldwide and often impose requirements that go well beyond local law. For additional information regarding AXA, see Note 1 to the condensed financial statements in Part 1, Item 1.

AXA has informed us that AXA Konzern AG, an AXA insurance subsidiary organized under the laws of Germany, provides car, accident and health insurance to diplomats based at the Iranian Embassy in Berlin, Germany. The total annual premium of these policies is approximately $176,000 before tax and the annual net profit arising from these policies, which is difficult to calculate with precision, is estimated to be $26,400. These policies were underwritten by a broker who specializes in providing insurance coverage for diplomats. Provision of motor vehicle insurance is mandatory in Germany and cannot be cancelled until the policy expires.

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

Additionally, AXA has informed us that AXA Ukraine, an AXA insurance subsidiary, provides car insurance for the Attaché of the Iranian Embassy in Ukraine. Motor liability insurance coverage cannot be cancelled under Ukrainian law. The total annual premium in respect of this policy is approximately $1,000 and the annual net profit, which is difficult to calculate with precision, is estimated to be $150.

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

The aggregate annual premium for the above-referenced insurance policies is approximately $559,912, representing approximately 0.0004% of AXA’s 2016 consolidated revenues, which exceed $100 billion. The related net profit, which is difficult to calculate with precision, is estimated to be $83,937, representing approximately 0.0008% of AXA’s 2016 aggregate net profit.

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

Date: October 25, 2017	ALLIANCEBERNSTEIN L.P.

	By:	/s/ John C. Weisenseel
John C. Weisenseel
Chief Financial Officer

	By:	/s/ Edward J. Farrell
Edward J. Farrell
Chief Accounting Officer