Form 10-Q
period 2018-03-31
ALLIANCEBERNSTEIN L.P.
filed 2018-04-26
CIK 1109448

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
The number of units of limited partnership interest outstanding as of March 31, 2018 was 269,839,937.

Index

ALLIANCEBERNSTEIN L.P.

Index

Part I
FINANCIAL INFORMATION
Item 1. Financial Statements
ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition
(in thousands, except unit amounts)
(unaudited)

	March 31, 2018	December 31, 2017

ASSETS
Cash and cash equivalents	$639,834	$671,930
Cash and securities segregated, at fair value (cost: $1,024,491 and $816,350)	1,024,529	816,350
Receivables, net:
Brokers and dealers	281,324	199,690
Brokerage clients	1,733,709	1,647,059
AB funds fees	191,510	212,115
Other fees	123,712	124,164
Investments:
Long-term incentive compensation-related	56,400	66,034
Other	348,981	377,555
Assets of consolidated company-sponsored investment funds:
Cash and cash equivalents	580,721	326,518
Investments	1,956,470	1,246,283
Other assets	44,492	35,397
Furniture, equipment and leasehold improvements, net	154,493	157,569
Goodwill	3,066,700	3,066,700
Intangible assets, net	98,748	105,784
Deferred sales commissions, net	23,180	30,126
Other assets	236,727	211,893
Total assets	$10,561,530	$9,295,167

LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST AND CAPITAL
Liabilities:
Payables:
Brokers and dealers	$350,434	$237,861
Securities sold not yet purchased	27,533	29,961
Brokerage clients	2,549,567	2,229,371
AB mutual funds	77,962	82,967
Accounts payable and accrued expenses	451,761	515,660
Liabilities of consolidated company-sponsored investment funds	1,222,874	698,101
Accrued compensation and benefits	337,128	270,610
Debt	489,830	565,745
Total liabilities	5,507,089	4,630,276

Commitments and contingencies (See Note 13)

Index

Redeemable non-controlling interest	996,966	601,587

Capital:
General Partner	41,218	41,221
Limited partners: 269,839,937 and 268,659,333 units issued and outstanding	4,168,548	4,168,841
Receivables from affiliates	(12,489)	(11,494)
AB Holding Units held for long-term incentive compensation plans	(57,366)	(42,688)
Accumulated other comprehensive loss	(84,066)	(94,140)
Partners’ capital attributable to AB Unitholders	4,055,845	4,061,740
Non-redeemable non-controlling interests in consolidated entities	1,630	1,564
Total capital	4,057,475	4,063,304
Total liabilities, redeemable non-controlling interest and capital	$10,561,530	$9,295,167

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(in thousands, except per unit amounts)
(unaudited)

	Three Months Ended March 31,
	2018	2017
Revenues:
Investment advisory and services fees	$573,598	$498,290
Bernstein research services	114,400	112,741
Distribution revenues	108,004	96,554
Dividend and interest income	28,215	14,056
Investment gains (losses)	26,082	25,201
Other revenues	27,028	22,365
Total revenues	877,327	769,207
Less: Interest expense	9,540	4,290
Net revenues	867,787	764,917

Expenses:
Employee compensation and benefits	343,825	321,748
Promotion and servicing:
Distribution-related payments	110,154	94,213
Amortization of deferred sales commissions	6,598	9,079
Trade execution, marketing, T&E and other	54,043	50,368
General and administrative:
General and administrative	121,234	114,221
Real estate credits	(264)	(2)
Contingent payment arrangements	53	177
Interest on borrowings	2,612	1,868
Amortization of intangible assets	6,861	6,933
Total expenses	645,116	598,605

Operating income	222,671	166,312

Income taxes	15,825	10,057

Net income	206,846	156,255

Net income of consolidated entities attributable to non-controlling interests	22,650	16,318

Net income attributable to AB Unitholders	$184,196	$139,937

Net income per AB Unit:
Basic	$0.68	$0.52
Diluted	$0.68	$0.51

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2018	2017

Net income	$206,846	$156,255
Other comprehensive income (loss):
Foreign currency translation adjustments, before tax	9,921	9,001
Income tax benefit	—	(134)
Foreign currency translation adjustments, net of tax	9,921	8,867
Unrealized (losses) on investments:
Unrealized (losses) arising during period	—	(16)
Less: reclassification adjustment for (losses) included in net income	—	—
Change in unrealized (losses) on investments	—	(16)
Income tax benefit (expense)	—	(2)
Unrealized (losses) on investments, net of tax	—	(18)
Changes in employee benefit related items:
Amortization of prior service cost	6	6
Recognized actuarial gain	282	259
Changes in employee benefit related items	288	265
Income tax (expense)	(118)	(76)
Employee benefit related items, net of tax	170	189
Other comprehensive income	10,091	9,038
Less: Comprehensive income in consolidated entities attributable to non-controlling interests	22,667	16,394
Comprehensive income attributable to AB Unitholders	$194,270	$148,899

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

ALLIANCEBERNSTEIN L.P. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2018	2017

Cash flows from operating activities:
Net income	$206,846	$156,255

Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred sales commissions	6,598	9,079
Non-cash long-term incentive compensation expense	12,484	7,693
Depreciation and other amortization	17,737	16,282
Unrealized losses (gains) on investments	3,239	(16,397)
Unrealized (gains) on investments of consolidated company-sponsored investment funds	(23,393)	(26,834)
Other, net	(2,885)	3,528
Changes in assets and liabilities:
(Increase) in segregated cash and securities	(208,179)	(309,729)
(Increase) in receivables	(140,399)	(206,909)
Decrease in investments	35,028	20,497
(Increase) in investments of consolidated company-sponsored investment funds	(686,794)	(153,512)
Decrease in deferred sales commissions	348	821
(Increase) in other assets	(68,129)	(32,109)
Decrease in other assets and liabilities of consolidated company-sponsored investment funds	515,678	136,071
Increase in payables	425,449	502,976
Increase (decrease) in accounts payable and accrued expenses	5,073	(30,810)
Increase in accrued compensation and benefits	66,012	80,054
Net cash provided by operating activities	164,713	156,956

Cash flows from investing activities:
Purchases of furniture, equipment and leasehold improvements	(5,440)	(6,525)
Net cash used in investing activities	(5,440)	(6,525)

Cash flows from financing activities:
(Repayment) issuance of commercial paper, net	(3,069)	93,581
Repayment of bank loans	(75,000)	—
Increase in overdrafts payable	7,410	50,377
Distributions to General Partner and Unitholders	(247,773)	(198,040)
Subscriptions (redemptions) of investments in consolidated company-sponsored investment funds, net	372,785	(4,036)
Capital contributions to non-controlling interests in consolidated entities	(5)	(3,137)
Capital contributions to affiliates	(1,677)	(81)
Additional investments by AB Holding with proceeds from exercise of compensatory options to buy AB Holding Units	4,009	4,468
Purchases of AB Holding Units to fund long-term incentive compensation plan awards, net	(2,128)	(30,833)
Other	21	(412)
Net cash provided by (used in) financing activities	54,573	(88,113)

Effect of exchange rate changes on cash and cash equivalents	8,261	8,049

Index

Net increase in cash and cash equivalents	222,107	70,367
Cash and cash equivalents as of beginning of the period	998,448	994,510
Cash and cash equivalents as of end of the period	$1,220,555	$1,064,877

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2018
(unaudited)

The words “we” and “our” refer collectively to AllianceBernstein L.P. and its subsidiaries (“AB”), or to their officers and employees. Similarly, the word “company” refers to AB. These statements should be read in conjunction with AB’s audited consolidated financial statements included in AB’s Form 10-K for the year ended December 31, 2017.

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

Index

Organization

As of March 31, 2018, AXA, a société anonyme organized under the laws of France and the holding company for the AXA Group, a worldwide leader in financial protection, through certain of its subsidiaries (“AXA and its subsidiaries”) owns approximately 3.9% of the issued and outstanding units representing assignments of beneficial ownership of limited partnership interests in AllianceBernstein Holding L.P. (“AB Holding Units”). AllianceBernstein Corporation (an indirect wholly-owned subsidiary of AXA, “General Partner”) is the general partner of both AllianceBernstein Holding L.P. (“AB Holding”) and AB. AllianceBernstein Corporation owns 100,000 general partnership units in AB Holding and a 1% general partnership interest in AB.

As of March 31, 2018, the ownership structure of AB, including limited partnership units outstanding as well as the general partner's 1% interest, is as follows:

AXA and its subsidiaries	63.0%
AB Holding	35.8
Unaffiliated holders	1.2
100.0%

Including both the general partnership and limited partnership interests in AB Holding and AB, AXA and its subsidiaries had an approximate 64.4% economic interest in AB as of March 31, 2018.

Basis of Presentation

The interim condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the interim results, have been made. The preparation of the condensed consolidated financial statements requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the interim reporting periods. Actual results could differ from those estimates. The condensed consolidated statement of financial condition as of December 31, 2017 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”).

Principles of Consolidation

The condensed consolidated financial statements include AB and its majority-owned and/or controlled subsidiaries, and the consolidated entities that are considered to be variable interest entities (“VIEs”) and voting interest entities (“VOEs”) in which AB has a controlling financial interest. Non-controlling interests on the condensed consolidated statements of financial condition include the portion of consolidated company-sponsored investment funds in which we do not have direct equity ownership. All significant inter-company transactions and balances among the consolidated entities have been eliminated.

Reclassification

During 2018, prior period amounts for payments to financial intermediaries for administrative services, sub-accounting services and maintenance of books and records for certain funds previously presented as distribution-related payments are now presented as trade execution, marketing, T&E and other expenses in the condensed consolidated statements of income to conform to the current period's presentation.

2.	Significant Accounting Policies

Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, which outlines a single comprehensive revenue recognition model for all contracts with customers and supersedes most of the existing revenue recognition requirements. We adopted this new standard on January 1, 2018 on a modified retrospective basis for contracts that were not completed as of the date of adoption.

Index

The new standard did not change the timing of revenue recognition for our base fees, distribution revenues, shareholder servicing fees and broker-dealer revenues. However, performance-based fees, which, prior to the adoption of ASC 606, were recognized at the end of the applicable measurement period when no risk of reversal remained, and carried-interest distributions received (considered performance-based fees), recorded as deferred revenues until no risk of reversal remained, may in certain instances be recognized earlier under the new standard, if it is probable that significant reversal of performance-based fees recognized will not occur.

On January 1, 2018, we recorded a cumulative effect adjustment, net of tax, of a $35.0 million increase to partners’ capital in the condensed consolidated statement of financial condition. This amount represents carried-interest distributions of $77.9 million previously received, net of revenue sharing payments to investment team-members of $42.7 million, with respect to which it is probable that significant reversal will not occur.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. The amendment addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. We adopted this standard on January 1, 2018. The adoption of this standard did not have a material impact on our financial condition or results of operations.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230). The amendment is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. We adopted this standard on January 1, 2018. The adoption of this standard did not have a material impact on our financial condition or results of operations.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The new standard requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Companies are also required to reconcile such total amounts in the balance sheet and disclose the nature of the restrictions. We adopted this standard on January 1, 2018. The adoption of this standard did not have a material impact on our financial condition or results of operations.

In March 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The amendment requires that an employer disaggregate the service cost component from the other components of net benefit costs on the income statement. We adopted this standard on January 1, 2018. The adoption of this standard did not have a material impact on our financial condition or results of operations.

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation, Scope of Modification Accounting. The amendment provides clarity and reduces both diversity in practice and cost and complexity when applying the guidance in Topic 718, Compensation - Stock Compensation, to a change to the terms or conditions of a share-based payment award. We adopted this standard on January 1, 2018. The adoption of this standard did not have a material impact on our financial condition or results of operations.

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

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which permits a company to reclassify the disproportionate income tax effects of the 2017 Tax Cuts

Index

and Job Act ("2017 Tax Act") on items within Accumulated Other Comprehensive Income ("AOCI") to retained earnings. The FASB refers to these amounts as "stranded tax effects." The ASU also requires certain new disclosures, some of which are applicable for all companies. The guidance is effective for all companies for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Companies may adopt the new guidance using one of two transition methods: (1) retrospective to each period (or periods) in which the income tax effect of the 2017 Tax Act related to items remaining in AOCI are recognized, or (2) at the beginning of the period of adoption. The adoption of this standard is not expected to have a material impact on our financial condition or results of operations.

Revenue Recognition

Investment advisory and services fees
AB provides asset management services by managing customer assets and seeking to deliver investment returns to investors. Each investment management contract between AB and a customer creates a distinct, separately identifiable performance obligation for each day the customer’s assets are managed as the customer can benefit from each day of service. In accordance with ASC 606, a series of distinct goods and services that are substantially the same and have the same pattern of transfer to the customer are treated as a single performance obligation. Accordingly, we have determined that our investment and advisory services are performed over time and entitle us to variable consideration earned based upon the value of the investors’ assets under management (“AUM”).

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

We record as revenue investment advisory and services base fees, which we generally calculate as a percentage of AUM. At month-end, all the components of the transaction price (i.e. the base fee calculation) are no longer variable and the value of the consideration is determined. These fees are not subject to claw back and there is minimal probability that a significant reversal of the revenue recorded will occur.

The transaction price for the asset management performance obligation for certain investment advisory contracts, including those associated with hedge funds or other alternative investments, provide for a performance-based fee (including carried interest), in addition to a base advisory fee, which is calculated as either a percentage of absolute investment results or a percentage of investment results in-excess-of a stated benchmark over a specified period-of-time. The performance-based fees are forms of variable consideration and are therefore excluded from the transaction price until it becomes probable that there will not be significant reversal of the cumulative revenue recognized. At each reporting date, we evaluate the constraining factors, discussed below, surrounding the variable consideration to determine the extent to which, if any, that revenues associated with the performance-based fee can be recognized.

Constraining factors impacting the amount of variable consideration included in the transaction price include: the contractual claw-back provisions the variable consideration is subject to, the length of time the uncertainty of the consideration is subject to, the number and range of possible consideration amounts, the probability of significant fluctuations in the fund’s market value, the level at which the fund’s value exceeds the contractual threshold required to earn such a fee and the materiality of the amount being evaluated.

Prior to the adoption of ASC 606 on January 1, 2018, we recognized performance-based fees at the end of the applicable measurement period when no risk of reversal remained, and carried-interest distributions received as deferred revenues until no risk of reversal remained.

Index

Bernstein Research Services
Bernstein Research Services revenue consists principally of commissions received for trade execution services and providing equity research services to institutional clients. Brokerage commissions for trade execution services and related expenses are recorded on a trade-date basis when the performance obligations are satisfied. Generally, the transaction price is agreed upon at the point of each trade and based upon the number of shares traded or the value of the consideration traded. Research revenues are recognized when the transaction price is quantified, collectability is assured and that significant reversal of such revenue is not probable.

Distribution Revenues
Two of our subsidiaries act as distributors and/or placement agents of company-sponsored mutual funds and receive distribution services fees from certain of those funds as partial reimbursement of the distribution expenses they incur. Depending upon the contractual arrangements with the customer and the specific product sold, the variable consideration can be determined in different ways, as discussed below, as we satisfy the performance obligation.

Most open-end U.S. funds have adopted a plan under Rule 12b-1 of the Investment Company Act that allows the fund to pay, out of assets of the fund, distribution and service fees for the distribution and sale of its shares (“Rule 12b-1 Fees”). The open-end U.S. funds have such agreements with us, and we have selling and distribution agreements pursuant to which we pay sales commissions to the financial intermediaries that distribute our open-end U.S. funds. These agreements are terminable by either party upon notice (generally 30 days) and do not obligate the financial intermediary to sell any specific amount of fund shares.

We record 12b-1 fees monthly based upon a percentage of the net asset value (“NAV”) of the funds. At month-end, the variable consideration of the transaction price is no longer constrained as the NAV can be calculated and the value of consideration is determined. These services are separate and distinct from other asset management services as the customer can benefit from these services independently of other services. We accrue the corresponding 12b-1 fees paid to sub-distributors monthly as the expenses are incurred. We are acting in a principal capacity in these transactions; as such, these revenues and expenses are recorded on a gross basis.

We offer back-end load shares in limited instances and charge the investor a contingent deferred sales charge (“CDSC”) if the investment is redeemed within a certain period. The variable consideration for these contracts is contingent upon the timing of the redemption by the investor and the value of the sale proceeds. Due to these constraining factors, we exclude the CDSC fee from the transaction price until the investor redeems the investment. Upon redemption, the cash consideration received for these contractual arrangements are recorded as reductions of unamortized deferred sales commissions.

Our Luxembourg subsidiary, the management company for most of our non-U.S. funds, earns a management fee which is accrued daily and paid monthly, at an annual rate, based on the average daily net assets of the fund. With respect to certain share classes, the management fee may also contain a component that is paid to distributors and other financial intermediaries and service providers to cover shareholder servicing and other administrative expenses (also referred to as an All-in-Fee). As we have concluded that asset management is distinct from distribution, we allocate a portion of the investment and advisory fee to distribution revenues for the servicing component based on standalone selling prices.

Other Revenues
Revenues from contracts with customers include a portion of other revenues, which consists primarily of shareholder servicing fees, as well as mutual fund reimbursements and other brokerage income.

We provide shareholder services, which include transfer agency, administrative and recordkeeping services provided to company-sponsored mutual funds. The consideration for these services is based on a percentage of the NAV of the fund or a fixed-fee based on the number of shareholder accounts being serviced. The revenues are recorded at month-end when the constraining factors involved with determining NAV or the number of shareholders’ accounts are resolved.

Non-Contractual Revenues
Dividend and interest income is accrued as earned. Investment gains and losses on the condensed consolidated statements of income include unrealized gains and losses of trading and private equity investments stated at fair value, equity in earnings of our limited partnership hedge fund investments, and realized gains and losses on investments sold.

Index

Contract Assets and Liabilities

We use the practical expedient for contracts that have an original duration of one year or less. Accordingly, we do not consider the time value of money and, instead, accrue the incremental costs of obtaining the contract when incurred. As of March 31, 2018, the balances of contract assets and contract liabilities are not considered material and, accordingly, no further disclosures are necessary.
3. Revenue Recognition

See Note 2, Significant Accounting Policies, Revenue Recognition, for descriptions of revenues presented in the table below. The adoption of ASC 606 had no impact on revenue recognition during the first quarter of 2018. Revenues for the three months ended March 31, 2018 and 2017 consisted of the following:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Subject to contracts with customers:
Investment advisory and services fees
Base fees	$567,338	$492,176
Performance-based fees	6,260	6,114
Bernstein research services	114,400	112,741
Distribution revenues
All-in-management fees	66,748	54,519
12b-1 fees	22,534	24,789
Other	18,722	17,246
Other revenues
Shareholder servicing fees	19,530	17,964
Other	5,628	3,952
	821,160	729,501
Not subject to contracts with customers:
Dividend and interest income, net of interest expense	18,675	9,766
Investment gains (losses)	26,082	25,201
Other revenues	1,870	449
	46,627	35,416

Total net revenues	$867,787	$764,917

4.	Long-term Incentive Compensation Plans

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

Index

During the three months ended March 31, 2018 and 2017, we purchased 0.1 million and 1.3 million AB Holding Units for $2.3 million and $31.0 million, respectively (on a trade date basis). There were no open-market purchases during the first quarter of 2018. The first quarter 2017 amount reflects open-market purchases of 1.2 million AB Holding Units for $27.8 million, with the remainder relating to purchases of AB Holding Units from employees to allow them to fulfill statutory tax withholding requirements at the time of delivery of long-term incentive compensation awards. Purchases of AB Holding Units reflected on the condensed consolidated statements of cash flows are net of AB Holding Unit purchases by employees as part of a distribution reinvestment election.

Each quarter, we consider whether to implement a plan to repurchase AB Holding Units pursuant to Rules 10b5-1 and 10b-18 under the Exchange Act. A plan of this type allows a company to repurchase its shares at times when it otherwise might be prevented from doing so because of self-imposed trading blackout periods or because it possesses material non-public information. Each broker we select has the authority under the terms and limitations specified in the plan to repurchase AB Holding Units on our behalf in accordance with the terms of the plan. Repurchases are subject to regulations promulgated by the SEC as well as certain price, market volume and timing constraints specified in the plan. The plan adopted during the first quarter of 2018 expired at the close of business on April 25, 2018. We may adopt additional plans in the future to engage in open-market purchases of AB Holding Units to help fund anticipated obligations under our incentive compensation award program and for other corporate purposes.

During each of the first three months of 2018 and 2017, we granted to employees and Eligible Directors 1.1 million restricted AB Holding Unit awards. We used AB Holding Units repurchased during the periods and newly-issued AB Holding Units to fund these awards.

During the first three months of 2018 and 2017, AB Holding issued 0.2 million and 0.3 million AB Holding Units, respectively, upon exercise of options to buy AB Holding Units. AB Holding used the proceeds of $4.0 million and $4.5 million, respectively, received from employees as payment in cash for the exercise price to purchase the equivalent number of newly-issued AB Units.

5.	Real Estate Charges

Since 2010, we have sub-leased over one million square feet of office space. The activity in the liability account relating to our global space consolidation initiatives for the following periods is:

	Three Months Ended March 31, 2018	Twelve Months Ended December 31, 2017
	(in thousands)
Balance as of beginning of period	$113,635	$112,932
Expense incurred	(264)	28,507
Deferred rent	—	7,083
Payments made	(8,981)	(39,122)
Interest accretion	1,090	4,235
Balance as of end of period	$105,480	$113,635

6.	Net Income per Unit

Basic net income per unit is derived by reducing net income for the 1% general partnership interest and dividing the remaining 99% by the basic weighted average number of limited partnership units outstanding for each period. Diluted net income per unit is derived by reducing net income for the 1% general partnership interest and dividing the remaining 99% by the total of the diluted weighted average number of limited partnership units outstanding for each period.

Index

	Three Months Ended March 31,
	2018	2017
	(in thousands, except per unit amounts)
Net income attributable to AB Unitholders	$184,196	$139,937

Weighted average limited partnership units outstanding – basic	269,184	268,479
Dilutive effect of compensatory options to buy AB Holding Units	336	534
Weighted average limited partnership units outstanding – diluted	269,520	269,013
Basic net income per AB Unit	$0.68	$0.52
Diluted net income per AB Unit	$0.68	$0.51

For the three months ended March 31, 2018 and 2017, we excluded 1,225,731 options and 2,437,307 options, respectively, from the diluted net income computation due to their anti-dilutive effect.

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

On April 26, 2018, the General Partner declared a distribution of $0.80 per AB Unit, representing a distribution of Available Cash Flow for the three months ended March 31, 2018. The General Partner, as a result of its 1% general partnership interest, is entitled to receive 1% of each distribution. The distribution is payable on May 17, 2018 to holders of record on May 7, 2018.

The $0.12 difference between diluted net income per AB Unit of $0.68 and the distribution of $0.80 in the first quarter of 2018 primarily resulted from the adoption of revenue recognition standard ASC 606, as a consequence of which $35 million of income was recognized, as previously discussed in Note 2, Significant Accounting Policies.

Index

8.	Cash and Securities Segregated Under Federal Regulations and Other Requirements

As of March 31, 2018 and December 31, 2017, $1.0 billion and $0.8 billion, respectively, of U.S. Treasury Bills were segregated in a special reserve bank custody account for the exclusive benefit of our brokerage customers under Rule 15c3-3 of the Exchange Act.

9.	Investments

Investments consist of:
	March 31, 2018	December 31, 2017
	(in thousands)
U.S. Treasury Bills	$52,685	$52,609
Equity securities:
Long-term incentive compensation-related	42,022	51,758
Seed capital	137,033	160,672
Other	74,177	81,154
Exchange-traded options	5,395	4,981
Investments in limited partnership hedge funds:
Long-term incentive compensation-related	14,378	14,276
Seed capital	24,734	22,923
Private equity (seed capital)	38,011	38,186
Time deposits	5,160	5,138
Other	11,786	11,892
Total investments	$405,381	$443,589

Total investments related to long-term incentive compensation obligations of $56.4 million and $66.0 million as of March 31, 2018 and December 31, 2017, respectively, consist of company-sponsored mutual funds and hedge funds. For long-term incentive compensation awards granted before 2009, we typically made investments in company-sponsored mutual funds and hedge funds that were notionally elected by plan participants and maintained them (and continue to maintain them) in a consolidated rabbi trust or separate custodial account. The rabbi trust and custodial account enable us to hold such investments separate from our other assets for the purpose of settling our obligations to participants. The investments held in the rabbi trust and custodial account remain available to the general creditors of AB.

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

We allocate seed capital to our investment teams to help develop new products and services for our clients. A portion of our seed capital investments are equity and fixed income products, primarily in the form of separately-managed account portfolios, U.S. mutual funds, Luxembourg funds, Japanese investment trust management funds or Delaware business trusts. We also may allocate seed capital to investments in private equity funds, such as a third-party venture capital fund that invests in communications, consumer, digital media, healthcare and information technology markets. In regard to our seed capital investments, the amounts above reflect those funds in which we are not the primary beneficiary of a VIE or hold a controlling financial interest in a VOE. See Note 14, Consolidated Company-Sponsored Investment Funds, for a description of the seed capital investments that we consolidate. As of March 31, 2018 and December 31, 2017, our total seed capital investments were $563.3 million and $523.2 million, respectively. Seed capital investments in unconsolidated company-sponsored investment funds are valued using published net asset values or non-published net asset values if they are not listed on an

Index

active exchange but have net asset values that are comparable to funds with published net asset values and have no redemption restrictions.

In addition, we also have long positions in corporate equities and long exchange-traded options traded through our options desk.

The portion of unrealized gains (losses) for the three months ended March 31, 2018 and 2017 related to equity securities held as of March 31, 2018 and 2017 were as follows:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Net (losses) gains recognized during the period	$(1,823)	$14,189
Less: net gains recognized during the period on equity securities sold during the period	1,282	1,408
Unrealized (losses) gains recognized during the period on equity securities held	$(3,105)	$12,781

10.	Derivative Instruments

See Note 14, Consolidated Company-Sponsored Investment Funds, for disclosure of derivative instruments held by our consolidated company-sponsored investment funds.

We enter into various futures, forwards, options and swaps to economically hedge certain seed capital investments.  Also, we have currency forwards that help us to economically hedge certain balance sheet exposures. In addition, our options desk trades long and short exchange-traded equity options. We do not hold any derivatives designated in a formal hedge relationship under Accounting Standards Codification (“ASC”) 815-10, Derivatives and Hedging.

The notional value and fair value as of March 31, 2018 and December 31, 2017 for derivative instruments (excluding derivative instruments relating to our options desk trading activities discussed below) not designated as hedging instruments were as follows:

		Fair Value
	Notional Value	Asset Derivatives	Liability Derivatives
	(in thousands)
March 31, 2018:
Exchange-traded futures	$178,462	$1,517	$1,240
Currency forwards	157,448	8,286	8,347
Interest rate swaps	50,403	843	659
Credit default swaps	78,741	1,403	2,410
Total return swaps	135,655	1,516	450
Total derivatives	$600,709	$13,565	$13,106

December 31, 2017:
Exchange-traded futures	$163,458	$948	$2,540
Currency forwards	126,503	8,306	8,058
Interest rate swaps	43,309	951	870
Credit default swaps	74,600	1,247	2,465
Total return swaps	68,106	167	390
Total derivatives	$475,976	$11,619	$14,323

As of March 31, 2018 and December 31, 2017, the derivative assets and liabilities are included in both receivables and payables to brokers and dealers on our condensed consolidated statements of financial condition.

Index

The gains and losses for derivative instruments (excluding our options desk trading activities discussed below) for the three months ended March 31, 2018 and 2017 recognized in investment gains (losses) in the condensed consolidated statements of income were as follows:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Exchange-traded futures	$825	$(5,532)
Currency forwards	17	(1,062)
Interest rate swaps	274	(97)
Credit default swaps	74	(672)
Total return swaps	1,177	(2,129)
Net gains (losses) on derivative instruments	$2,367	$(9,492)

We may be exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments. We minimize our counterparty exposure through a credit review and approval process. In addition, we have executed various collateral arrangements with counterparties to the over-the-counter derivative transactions that require both pledging and accepting collateral in the form of cash. As of March 31, 2018 and December 31, 2017, we held $2.4 million and $0.5 million, respectively, of cash collateral payable to trade counterparties. This obligation to return cash is reported in payables to brokers and dealers in our condensed consolidated statements of financial condition.

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

Certain of our standardized contracts for over-the-counter derivative transactions (“ISDA Master Agreements”) contain credit risk related contingent provisions pertaining to each counterparty’s credit rating. In some ISDA Master Agreements, if the counterparty’s credit rating, or in some agreements, our assets under management (“AUM”), falls below a specified threshold, either a default or a termination event permitting the counterparty to terminate the ISDA Master Agreement would be triggered. In all agreements that provide for collateralization, various levels of collateralization of net liability positions are applicable, depending on the credit rating of the counterparty. As of March 31, 2018 and December 31, 2017, we delivered $4.7 million and $8.8 million, respectively, of cash collateral into brokerage accounts. We report this cash collateral in cash and cash equivalents in our condensed consolidated statements of financial condition.

As of March 31, 2018 and December 31, 2017, we held $5.4 million and $5.0 million, respectively, of long exchange-traded equity options, which are included in other investments on our condensed consolidated statements of financial condition. In addition, as of March 31, 2018 and December 31, 2017, we held $14.0 million and $13.6 million, respectively, of short exchange-traded equity options, which are included in securities sold not yet purchased on our condensed consolidated statements of financial condition. Our options desk provides our clients with equity derivative strategies and execution for exchange-traded options on single stocks, exchange-traded funds and indices. While predominately agency-based, the options desk may commit capital to facilitate a client’s transaction. Our options desk hedges the risks associated with this activity by taking offsetting positions in equities. For the three months ended March 31, 2018 and 2017, we recognized $4.2 million and $3.7 million, respectively, of losses on equity options activity. These losses are recognized in investment gains (losses) in the condensed consolidated statements of income.

Index

11.	Offsetting Assets and Liabilities

See Note 14, Consolidated Company-Sponsored Investment Funds, for disclosure of offsetting assets and liabilities of our consolidated company-sponsored investment funds.

Offsetting of assets as of March 31, 2018 and December 31, 2017 was as follows:

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
	(in thousands)
March 31, 2018:
Securities borrowed	$48,302	$—	$48,302	$(46,858)	$—	$1,444
Derivatives	$13,565	$—	$13,565	$—	$(2,364)	$11,201
Long exchange-traded options	$5,395	$—	$5,395	$—	$—	$5,395
December 31, 2017:
Securities borrowed	$85,371	$—	$85,371	$(82,353)	$—	$3,018
Derivatives	$11,619	$—	$11,619	$—	$(519)	$11,100
Long exchange-traded options	$4,981	$—	$4,981	$—	$—	$4,981

Offsetting of liabilities as of March 31, 2018 and December 31, 2017 was as follows:

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
	(in thousands)
March 31, 2018:
Securities loaned	$20,500	$—	$20,500	$(20,500)	$—	$—
Derivatives	$13,106	$—	$13,106	$—	$(4,724)	$8,382
Short exchange-traded options	$13,966	$—	$13,966	$—	$—	$13,966
December 31, 2017:
Securities loaned	$37,960	$—	$37,960	$(37,922)	$—	$38
Derivatives	$14,323	$—	$14,323	$—	$(8,794)	$5,529
Short exchange-traded options	$13,585	$—	$13,585	$—	$—	$13,585

Cash collateral, whether pledged or received on derivative instruments, is not considered material and, accordingly, is not disclosed by counterparty.

Index

12.	Fair Value

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

Index

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Valuation of our financial instruments by pricing observability levels as of March 31, 2018 and December 31, 2017 was as follows (in thousands):

	Level 1	Level 2	Level 3	NAV Expedient(1)	Other	Total
March 31, 2018:
Money markets	$48,942	$—	$—	$—	$—	$48,942
Securities segregated (U.S. Treasury Bills)	—	1,024,529	—	—	—	1,024,529
Derivatives	1,517	12,048	—	—	—	13,565
Investments
U.S. Treasury Bills	—	52,685	—	—	—	52,685
Equity securities	237,169	15,533	117	413	—	253,232
Long exchange-traded options	5,395	—	—	—	—	5,395
Limited partnership hedge funds(2)	—	—	—	—	39,112	39,112
Private equity	—	—	954	37,057	—	38,011
Time deposits(3)	—	—	—	—	5,160	5,160
Other investments	—	—	—	—	11,786	11,786
Total investments	242,564	68,218	1,071	37,470	56,058	405,381
Total assets measured at fair value	$293,023	$1,104,795	$1,071	$37,470	$56,058	$1,492,417

Securities sold not yet purchased
Short equities – corporate	$13,567	$—	$—	$—	$—	$13,567
Short exchange-traded options	13,966	—	—	—	—	13,966
Derivatives	1,240	11,866	—	—	—	13,106
Contingent payment arrangements	—	—	10,908	—	—	10,908
Total liabilities measured at fair value	$28,773	$11,866	$10,908	$—	$—	$51,547

December 31, 2017:
Money markets	$62,071	$—	$—	$—	$—	$62,071
Securities segregated (U.S. Treasury Bills)	—	816,350	—	—	—	816,350
Derivatives	948	10,671	—	—	—	11,619
Investments
U.S. Treasury Bills	—	52,609	—	—	—	52,609
Equity securities	276,755	16,618	117	94	—	293,584
Long exchange-traded options	4,981	—	—	—	—	4,981
Limited partnership hedge funds(2)	—	—	—	—	37,199	37,199
Private equity	—	—	954	37,232	—	38,186
Time deposits(3)	—	—	—	—	5,138	5,138
Other investments	—	—	—	—	11,892	11,892
Total investments	281,736	69,227	1,071	37,326	54,229	443,589
Total assets measured at fair value	$344,755	$896,248	$1,071	$37,326	$54,229	$1,333,629

Securities sold not yet purchased
Short equities – corporate	$16,376	$—	$—	$—	$—	$16,376

Index

Short exchange-traded options	13,585	—	—	—	—	13,585
Derivatives	2,540	11,783	—	—	—	14,323
Contingent payment arrangements	—	—	10,855	—	—	10,855
Total liabilities measured at fair value	$32,501	$11,783	$10,855	$—	$—	$55,139

(1) Investments measured at fair value using NAV (or its equivalent) as a practical expedient.
(2) Investments in equity method investees that are not measured at fair value in accordance with GAAP.
(3) Investments carried at amortized cost that are not measured at fair value in accordance with GAAP.

One of our private equity investments (measured at fair value using NAV as a practical expedient) is a venture capital fund with a fair value of $37.1 million and no unfunded commitment as of March 31, 2018. This partnership invests in communications, consumer, digital media, healthcare and information technology markets. The fair value of this investment has been estimated using the capital account balances provided by the partnership. The interest in this partnership cannot be redeemed without specific approval by the general partner.

Other investments include (i) an investment in a start-up company that does not have a readily available fair value ($4.6 million as March 31, 2018 and December 31, 2017), (ii) an investment in an equity method investee that is not measured at fair value in accordance with GAAP ($4.0 million as March 31, 2018 and $4.1 million as of December 31, 2017), and (iii) broker dealer exchange memberships ($3.2 million as March 31, 2018 and December 31, 2017).
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

•
Equity securities: Our equity securities consist principally of company-sponsored mutual funds with NAVs and various separately-managed portfolios consisting primarily of equity and fixed income mutual funds with quoted prices in active markets, which are included in Level 1 of the valuation hierarchy. In addition, some securities are valued based on observable inputs from recognized pricing vendors, which are included in Level 2 of the valuation hierarchy.

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

During the three months ended March 31, 2018, there were no transfers between Level 1 and Level 2 securities.
The change in carrying value associated with Level 3 financial instruments carried at fair value, classified as private equity and trading equity securities, is as follows:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Balance as of beginning of period	$1,071	$5,023
Purchases	—	—
Sales	—	—
Realized gains (losses), net	—	—
Unrealized gains (losses), net	—	3
Balance as of end of period	$1,071	$5,026

Transfers into and out of all levels of the fair value hierarchy are reflected at end-of-period fair values. Realized and unrealized gains and losses on Level 3 financial instruments are recorded in investment gains and losses in the condensed consolidated statements of income.

As of March 31, 2018 and December 31, 2017, we have an investment in a private equity fund focused exclusively on the energy sector (fair value of $1.0 million as of both periods) that is classified as Level 3.This investment's valuation is based on a market approach, considering recent transactions in the fund and the industry.
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

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Balance as of beginning of period	$10,855	$17,589
Accretion	53	178
Payments	—	(590)
Balance as of end of period	$10,908	$17,177

During the third quarter of 2017, we made the final contingent consideration payment relating to our 2014 acquisition and recorded a change in estimate and wrote off the remaining contingent consideration payable relating to our 2010 acquisition. As of March 31, 2018 and December 31, 2017, one acquisition-related contingent liability of $10.9 million for both periods remains relating to our 2016 acquisition, which was valued using a revenue growth rate of 31% and a discount rate ranging from 1.4% to 2.3%.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Index

We did not have any material assets or liabilities that were measured at fair value for impairment on a nonrecurring basis during the three months ended March 31, 2018 or during the year ended December 31, 2017.

13.	Commitments and Contingencies

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
The balances of consolidated VIEs and VOEs included in our condensed consolidated statements of financial condition were as follows:

	March 31, 2018			December 31, 2017
	(in thousands)
	VIEs	VOEs	Total	VIEs	VOEs	Total
Cash and cash equivalents	$580,239	$482	$580,721	$326,158	$360	$326,518
Investments	1,826,576	129,894	1,956,470	1,189,835	56,448	1,246,283
Other assets	40,242	4,250	44,492	33,931	1,466	35,397
Total assets	$2,447,057	$134,626	$2,581,683	$1,549,924	$58,274	$1,608,198

Liabilities	$1,218,612	$4,262	$1,222,874	$695,997	$2,104	$698,101
Redeemable non-controlling interest	981,961	9,641	991,602	596,241	(18)	596,223
Partners' capital attributable to AB Unitholders	245,774	120,723	366,497	256,929	56,188	313,117
Non-redeemable non-controlling interests in consolidated entities	710	—	710	757	—	757
Total liabilities, redeemable non-controlling interest and partners' capital	$2,447,057	$134,626	$2,581,683	$1,549,924	$58,274	$1,608,198

Index

Fair Value
Cash and cash equivalents include cash on hand, demand deposits, overnight commercial paper and highly liquid investments with original maturities of three months or less. Due to the short-term nature of these instruments, the recorded value has been determined to approximate fair value.

Valuation of consolidated company-sponsored investment funds' financial instruments by pricing observability levels as of March 31, 2018 and December 31, 2017 was as follows (in thousands):

	Level 1	Level 2	Level 3	NAV Expedient	Total
March 31, 2018:
Investments - VIEs	$1,612,691	$208,118	$5,767	$—	$1,826,576
Investments - VOEs	77,172	52,588	134	—	129,894
Derivatives - VIEs	769	30,237	—	—	31,006
Derivatives - VOEs	43	595	—	—	638
Total assets measured at fair value	$1,690,675	$291,538	$5,901	$—	$1,988,114

Short equities - VIEs	$1,188,624	$—	$—	$—	$1,188,624
Derivatives - VIEs	1,027	17,373	—	—	18,400
Derivatives - VOEs	89	587	—	—	676
Total liabilities measured at fair value	$1,189,740	$17,960	$—	$—	$1,207,700

December 31, 2017:
Investments - VIEs	$1,053,824	$133,796	$2,205	$10	$1,189,835
Investments - VOEs	5,491	50,898	59	—	56,448
Derivatives - VIEs	252	30,384	—	—	30,636
Derivatives - VOEs	49	251	—	—	300
Total assets measured at fair value	$1,059,616	$215,329	$2,264	$10	$1,277,219

Short equities - VIEs	$669,258	$—	$—	$—	$669,258
Derivatives - VIEs	421	21,820	—	—	22,241
Derivatives - VOEs	12	619	—	—	631
Total liabilities measured at fair value	$669,691	$22,439	$—	$—	$692,130

See Note 12 for a description of the fair value methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Index

The change in carrying value associated with Level 3 financial instruments carried at fair value within consolidated company-sponsored investment funds was as follows:

	Three Months Ended March 31,
	2018	2017
	(in thousands)

Balance as of beginning of period	$2,264	$5,741
Transfers (out) in	(13)	749
Purchases	4,034	4,577
Sales	(333)	(1,073)
Realized gains (losses), net	5	(12)
Unrealized (losses) gains, net	(58)	271
Accrued discounts	2	20
Balance as of end of period	$5,901	$10,273

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

Derivative Instruments
As of March 31, 2018 and December 31, 2017, the VIEs held $12.6 million and $8.4 million (net), respectively, of futures, forwards and swaps within their portfolios. For the three months ended March 31, 2018 and 2017, we recognized $14.9 million of losses and $7.2 million of gains, respectively, on these derivatives. These gains and losses are recognized in investment gains (losses) in the condensed consolidated statements of income. As of March 31, 2018 and December 31, 2017, the VIEs held $2.3 million and $0.2 million, respectively, of cash collateral payable to trade counterparties. This obligation to return cash is reported in the liabilities of consolidated company-sponsored investment funds in our condensed consolidated statements of financial condition. As of March 31, 2018 and December 31, 2017, the VIEs delivered $1.4 million and $2.9 million, respectively, of cash collateral into brokerage accounts. The VIEs report this cash collateral in the consolidated company-sponsored investment funds cash and cash equivalents in our condensed consolidated statements of financial condition.
As of March 31, 2018 and December 31, 2017, the VOE held $38 thousand and $0.3 million (net), respectively of futures, forwards, options and swaps within their portfolios. For the three months ended March 31, 2018 and 2017, we recognized $0.5 million and $0.4 million of losses, respectively, on these derivatives. These gains and losses are recognized in investment gains (losses) in the condensed consolidated statements of income. As of March 31, 2018, the VOEs held $47 thousand of cash collateral payable to trade counterparties. This obligation to return cash is reported in the liabilities of consolidated company-sponsored investment funds in our condensed consolidated statement of financial condition. As of March 31, 2018 and December 31, 2017, the VOEs held $0.3 million and $0.2 million of cash collateral into brokerage accounts. The VOEs report this cash collateral in the consolidated company-sponsored investment funds cash and cash equivalents in our condensed consolidated statements of financial condition.

Index

Offsetting Assets and Liabilities
Offsetting of derivative assets of consolidated company-sponsored investment funds as of March 31, 2018 and December 31, 2017 was as follows:

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
	(in thousands)
March 31, 2018:
Derivatives - VIEs	$31,006	$—	$31,006	$—	$(2,271)	$28,735
Derivatives - VOEs	$638	$—	$638	$—	$(47)	$591
December 31, 2017:
Derivatives - VIEs	$30,636	$—	$30,636	$—	$(194)	$30,442
Derivatives - VOEs	$300	$—	$300	$—	$(37)	$263

Offsetting of derivative liabilities of consolidated company-sponsored investment funds as of March 31, 2018 and December 31, 2017 was as follows:

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
	(in thousands)
March 31, 2018:
Derivatives - VIEs	$18,400	$—	$18,400	$—	$(1,372)	$17,028
Derivatives - VOEs	$676	$—	$676	$—	$(253)	$423
December 31, 2017:
Derivatives - VIEs	$22,241	$—	$22,241	$—	$(2,884)	$19,357
Derivatives - VOEs	$631	$—	$631	$—	$(228)	$403

Cash collateral, whether pledged or received on derivative instruments, is not considered material and, accordingly, is not disclosed by counterparty.
Non-Consolidated VIEs
As of March 31, 2018, the net assets of company-sponsored investment products that are non-consolidated VIEs are approximately $83.9 billion, and our maximum risk of loss is our investment of $8.0 million in these VIEs and advisory fee receivables from these VIEs, which are not material.

Index

15.	Units Outstanding

Changes in AB Units outstanding during the three-month period ended March 31, 2018 were as follows:

Outstanding as of December 31, 2017	268,659,333
Options exercised	235,105
Units issued	949,185
Units retired (1)	(3,686)
Balance as of March 31, 2018	269,839,937

(1) Includes 1,150 AB Units purchased in private transactions and retired during the first three months of 2018.

16.	Debt

As of March 31, 2018 and December 31, 2017, AB had $489.8 million and $491.8 million, respectively, in commercial paper outstanding with weighted average interest rates of approximately 2.1% and 1.6%, respectively. The commercial paper is short term in nature, and as such, recorded value is estimated to approximate fair value (and considered a Level 2 security in the fair value hierarchy). Average daily borrowings of commercial paper during the first three months of 2018 and the full year 2017 were $480.5 million and $482.2 million, respectively, with weighted average interest rates of approximately 1.7% and 1.2%, respectively.
AB has a $200.0 million, unsecured 364-day senior revolving credit facility (the "Revolver") with a leading international bank and the other lending institutions that may be party thereto, which matures on November 28, 2018. The Revolver is available for AB's and SCB LLC's business purposes, including the provision of additional liquidity to meet funding requirements primarily related to SCB LLC's operations. Both AB and SCB LLC can draw directly under the Revolver and management expects to draw on the Revolver from time to time. AB has agreed to guarantee the obligations of SCB LLC under the Revolver. The Revolver contains affirmative, negative and financial covenants that are identical to those of the Credit Facility. As of March 31, 2018, we had no amounts outstanding under the Revolver. As of December 31, 2017, we had $75.0 million outstanding under the Revolver with an interest rate of 2.4%. Average daily borrowing under the Revolver during the first three months of 2018 and full year 2017 were $21.9 million and $21.4 million, respectively, with weighted average interest rates of approximately 2.4% and 2.0%, respectively.

Index

17.	Changes in Capital

Changes in capital during the three-month period ended March 31, 2018 were as follows:

	Partners’ Capital Attributable to AB Unitholders	Non-Controlling Interests In Consolidated Entities	Total Capital
	(in thousands)
Balance as of December 31, 2017	$4,061,740	$1,564	$4,063,304
Comprehensive income:
Net income	184,196	54	184,250
Other comprehensive income, net of tax:
Unrealized gains on investments	—	—	—
Foreign currency translation adjustments	9,904	17	9,921
Changes in employee benefit related items	170	—	170
Comprehensive income	194,270	71	194,341

Distributions to General Partner and unitholders	(247,773)	—	(247,773)
Compensation-related transactions	14,334	—	14,334
Capital contributions to affiliates	(1,677)	—	(1,677)
Distributions to non-controlling interests of our consolidated venture capital fund	—	(5)	(5)
Impact of adoption of revenue recognition standard ASC 606	34,951	—	34,951
Balance as of March 31, 2018	$4,055,845	$1,630	$4,057,475

Index

Changes in capital during the three-month period ended March 31, 2017 were as follows:

	Partners’ Capital Attributable to AB Unitholders	Non-Controlling Interests In Consolidated Entities	Total Capital
	(in thousands)
Balance as of December 31, 2016	$4,032,017	$36,172	$4,068,189
Comprehensive income:
Net income	139,937	1,632	141,569
Other comprehensive income, net of tax:
Unrealized (losses) on investments	(18)	—	(18)
Foreign currency translation adjustments	8,791	76	8,867
Changes in employee benefit related items	189	—	189
Comprehensive income	148,899	1,708	150,607

Distributions to General Partner and unitholders	(198,040)	—	(198,040)
Compensation-related transactions	(18,673)	—	(18,673)
Capital contributions to affiliates	(81)	—	(81)
Distributions to non-controlling interests of our consolidated venture capital fund	—	(3,137)	(3,137)
Balance as of March 31, 2017	$3,964,122	$34,743	$3,998,865

18.	Non-controlling Interests

Non-controlling interest in net income for the three months ended March 31, 2018 and 2017 consisted of the following:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Non-redeemable non-controlling interests:
Consolidated company-sponsored investment funds	$(42)	$1,485
Other	98	147
Total non-redeemable non-controlling interests	56	1,632
Redeemable non-controlling interests:
Consolidated company-sponsored investment funds	22,594	14,686
Total non-controlling interest in net income	$22,650	$16,318

Index

Non-redeemable non-controlling interest as of March 31, 2018 and December 31, 2017 consisted of the following:

	March 31, 2018	December 31, 2017
	(in thousands)
Consolidated company-sponsored investment funds	$710	$757
CPH Capital Fondsmaeglerselskab A/S	920	807
Total non-redeemable non-controlling interest	$1,630	$1,564

Redeemable non-controlling interest as of March 31, 2018 and December 31, 2017 consisted of the following:

	March 31, 2018	December 31, 2017
	(in thousands)
Consolidated company-sponsored investment funds	$991,602	$596,223
CPH Capital Fondsmaeglerselskab A/S acquisition	5,364	5,364
Total redeemable non-controlling interest	$996,966	$601,587

Index

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview
Our total assets under management (“AUM”) as of March 31, 2018 were $549.5 billion, down $5.0 billion, or 0.9%, compared to December 31, 2017, and up $51.6 billion, or 10.4%, compared to March 31, 2017. During the first quarter of 2018, AUM decreased as a result market depreciation of $2.6 billion and net outflows of $2.4 billion (Institutional net outflows of $2.8 billion and Retail net outflows of $1.3 billion, offset by Private Wealth Management net inflows of $1.7 billion). During the twelve months ended March 31, 2018, AUM increased as a results of market appreciation of $40.7 billion and net inflows of $10.9 billion (inflows across all channels).

Institutional AUM decreased $4.3 billion, or 1.6%, to $265.0 billion during the first quarter of 2018, due to net outflows of $2.8 billion and market depreciation of $1.5 billion. Gross sales increased sequentially from $3.5 billion during the fourth quarter of 2017 to $14.8 billion during the first quarter of 2018. Redemptions and terminations increased from $1.1 billion sequentially to $14.5 billion.

Retail AUM decreased $1.9 billion, or 1.0%, to $191.0 billion during the first quarter of 2018, due to net outflows of $1.3 billion and market depreciation of $0.6 billion. Gross sales increased sequentially from $12.9 billion during the fourth quarter of 2017 to $14.9 billion during the first quarter of 2018. Redemptions and terminations increased sequentially from $10.2 billion to $14.1 billion.

Private Wealth Management AUM increased $1.2 billion, or 1.3%, to $93.5 billion during the first quarter of 2018, due to net inflows of $1.7 billion, offset by market depreciation of $0.5 billion. Gross sales increased sequentially from $2.9 billion during the fourth quarter of 2017 to $4.4 billion during the first quarter of 2018. Redemptions and terminations decreased sequentially from $2.7 billion to $2.6 billion.

Bernstein Research Services revenue for the first quarter of 2018 was $114.4 million, up $1.7 million, or 1.5%, compared to the first quarter of 2017, due to an increase in client activity in Asia as well as the positive effect of a weaker U.S. dollar over the year, offset by a volume mix shift to lower fee electronic trading and lower trading commission pricing as a result of research unbundling.

Net revenues for the first quarter of 2018 increased $102.9 million, or 13.4%, to $867.8 million from $764.9 million in the first quarter of 2017. The most significant contributors to the increase were higher investment advisory base fees of $75.2 million, higher distribution revenues of $11.5 million and higher dividend and interest income, net of interest expenses, of $8.9 million. Operating expenses for the first quarter of 2018 increased $46.5 million, or 7.8%, to $645.1 million from $598.6 million in the first quarter of 2017. The increase primarily was due to higher employee compensation and benefits of $22.1 million, higher promotion and servicing expenses of $17.1 million and higher general and administrative expenses of $6.8 million. Our operating income increased $56.4 million, or 33.9%, to $222.7 million from $166.3 million and our operating margin increased to 23.0% in the first quarter of 2018 from 19.6% in the first quarter of 2017.

Market Environment
Strong global and U.S. markets and a decidedly risk-taking environment in 2017 continued through much of January 2018 as U.S. markets climbed to record highs. Near the end of January and through most of the rest of the first quarter, however, investor sentiment shifted to a more risk-adverse mode and volatility increased significantly on concerns over escalating global trade tensions, higher inflation, and privacy and regulatory issues within the technology sector. U.S. and global equity markets ultimately finished the quarter in negative territory, though emerging markets stocks added to their gains over the past year. Bond yields pushed higher, though they remain below their historical averages, and most fixed income sectors were in negative territory at the end of the quarter. Although challenging, this environment showed potentially beneficial signs for active managers.  U.S. active equity industry mutual fund outflows of $27.4 billion in the first quarter of 2018 decreased by about half compared to the corresponding quarter last year. And, while active fixed income inflows of $51.3 billion slowed slightly from $60.7 billion in the first quarter of 2017, the pace of passive U.S. mutual fund inflows, in both equity and fixed income, was only about half of their levels in the first quarter of 2017.

Index

MiFID II
The second installment of the Markets in Financial Instruments Directive II (“MiFID II”), which became effective January 3, 2018, makes significant modifications to the manner in which European broker-dealers can be compensated for research. These modifications are recognized in the industry as having the potential to significantly decrease the overall research spend by European buy-side firms. Consequently, our U.K.-based broker-dealer is considering new charging mechanisms for its research in order to minimize this impact as part of its broader MiFID II implementation program. It is important to note, however, that our new fee structures and other strategic decisions to address the new environment created by MiFID II may not be successful, which could result in a significant decline in our sell-side revenues.

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
AXA Equitable Holdings IPO
On May 10, 2017, AXA S.A. (“AXA”) announced its intention to sell and list for trading a minority stake of its U.S. operations (expected to consist of AXA’s U.S. Life & Savings business and its interest in AB) during the first half of 2018, subject to market conditions and the SEC review process. While we cannot at this time predict the eventual impact, if any, on AB of this proposed transaction, it could include a reduction in the support AXA has provided to AB in the past with respect to AB's investment management business, resulting in a decrease to our revenues and ability to initiate new investment services. Also, AB relies on AXA for a number of significant services and benefits from its affiliation with AXA in certain common vendor relationships. These arrangements also may change with possible negative financial implications for AB.
By letter dated March 31, 2018, AXA advised us of their current intention to continue using AB for the foreseeable future as a preferred provider of asset management services and to continue making commercial and seed investments that suit AXA from an investment perspective, in each case (i) consistent with past practice, (ii) subject to investment performance / returns and (iii) subject to applicable fiduciary duties.

Relocation Strategy
During 2017, we began exploring several U.S. cities for the purpose of establishing a second principal U.S. location. We intend to transition a significant number of our staff located in our New York metro offices to this new location once we have finalized the city and secured office space. The transition period is expected to last several years. We will continue to maintain an employee presence in New York City, which will remain a principal location.
We believe a second principal location will afford us the opportunity to provide an improved quality of life alternative for our employees and enable us to attract and recruit new talented employees to a highly desirable location while improving the long-term cost structure of the firm. However, we expect to incur potentially material costs through the transition period, including relocation, severance, and duplicative compensation and occupancy costs, before realizing ongoing cost savings.
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

In setting our 2020 Margin Target, we have made significant assumptions with respect to, among other things:

•	the levels of positive net flows into our investment services;

Index

•	the level of growth (in terms of additional AUM) in our alternative products business;

•
the rate of increase in our fixed costs due to inflation and similar factors, the transitional costs related to our relocation strategy and the timing of such costs, the success we have in achieving planned new cost reductions (including those relating to our relocation strategy) and the timing of such cost reductions, and the investments we make in our business; and

•	general conditions of the markets in which our business operates, including modest appreciation in both equity and fixed income total investment returns.

While our 2020 Margin Target is presented with numerical specificity, and we believe the target to be reasonable as of the date of this report, the uncertainties surrounding the assumptions we discuss above create a significant risk that these assumptions may not be realized. Accordingly, our 2020 Margin Target may not be achieved, particularly if actual events adversely differ from one or more of our key assumptions. The 2020 Margin Target and its underlying assumptions are Forward-Looking Statements and can be affected by any of the factors discussed in “Risk Factors” in our 2017 10-K and “Cautions Regarding Forward-Looking Statements” in this 10-Q. We strongly caution investors not to place undue reliance on any of these assumptions or our 2020 Margin Target. Except as may be required by applicable securities laws, we are not under any obligation, and we expressly disclaim any obligation, to update or alter any assumptions, estimates, financial goals, targets, projections or other related statements that we may make.

Index

Assets Under Management

Assets under management by distribution channel are as follows:

	As of March 31,
	2018	2017	$ Change	% Change
	(in billions)

Institutions	$265.0	$244.9	$20.1	8.2%
Retail	191.0	168.9	22.1	13.1
Private Wealth Management	93.5	84.1	9.4	11.2
Total	$549.5	$497.9	$51.6	10.4

Assets under management by investment service are as follows:

	As of March 31,
	2018	2017	$ Change	% Change
	(in billions)
Equity
Actively Managed	$142.5	$118.8	$23.7	19.9%
Passively Managed(1)	52.2	48.9	3.3	6.7
Total Equity	194.7	167.7	27.0	16.1

Fixed Income
Actively Managed
Taxable	237.0	228.1	8.9	3.9
Tax–exempt	40.9	37.8	3.1	8.3
	277.9	265.9	12.0	4.5

Passively Managed(1)	10.0	11.1	(1.1)	(9.8)
Total Fixed Income	287.9	277.0	10.9	3.9

Other(2)
Actively Managed	66.2	52.6	13.6	26.0
Passively Managed(1)	0.7	0.6	0.1	38.9
Total Other	66.9	53.2	13.7	26.0
Total	$549.5	$497.9	$51.6	10.4

(1)Includes index and enhanced index services.
(2)Includes certain multi-asset solutions and services and certain alternative investments.

Index

Changes in assets under management for the three-month and twelve-month periods ended March 31, 2018 are as follows:

	Distribution Channel
	Institutions	Retail	Private Wealth Management	Total
	(in billions)
Balance as of December 31, 2017	$269.3	$192.9	$92.3	$554.5
Long-term flows:
Sales/new accounts	14.8	14.9	4.4	34.1
Redemptions/terminations	(14.5)	(14.1)	(2.6)	(31.2)
Cash flow/unreinvested dividends	(3.1)	(2.1)	(0.1)	(5.3)
Net long-term (outflows) inflows	(2.8)	(1.3)	1.7	(2.4)
Market depreciation	(1.5)	(0.6)	(0.5)	(2.6)
Net change	(4.3)	(1.9)	1.2	(5.0)
Balance as of March 31, 2018	$265.0	$191.0	$93.5	$549.5

Balance as of March 31, 2017	$244.9	$168.9	$84.1	$497.9
Long-term flows:
Sales/new accounts	25.6	55.2	13.0	93.8
Redemptions/terminations	(20.5)	(42.5)	(10.5)	(73.5)
Cash flow/unreinvested dividends	(2.4)	(6.7)	(0.3)	(9.4)
Net long-term inflows	2.7	6.0	2.2	10.9
Market appreciation	17.4	16.1	7.2	40.7
Net change	20.1	22.1	9.4	51.6
Balance as of March 31, 2018	$265.0	$191.0	$93.5	$549.5

Index

	Investment Service
	Equity Actively Managed	Equity Passively Managed(1)	Fixed Income Actively Managed - Taxable	Fixed Income Actively Managed - Tax- Exempt	Fixed Income Passively Managed(1)	Other(2)	Total
	(in billions)
Balance as of December 31, 2017	$139.4	$54.3	$247.9	$40.4	$9.9	$62.6	$554.5
Long-term flows:
Sales/new accounts	10.9	—	8.5	2.3	—	12.4	34.1
Redemptions/terminations	(6.7)	(0.1)	(15.2)	(1.5)	(0.1)	(7.6)	(31.2)
Cash flow/unreinvested dividends	(1.3)	(1.4)	(2.9)	—	0.2	0.1	(5.3)
Net long-term inflows (outflows)	2.9	(1.5)	(9.6)	0.8	0.1	4.9	(2.4)
Market appreciation (depreciation)	0.2	(0.6)	(1.3)	(0.3)	—	(0.6)	(2.6)
Net change	3.1	(2.1)	(10.9)	0.5	0.1	4.3	(5.0)
Balance as of March 31, 2018	$142.5	$52.2	$237.0	$40.9	$10.0	$66.9	$549.5

Balance as of March 31, 2017	$118.8	$48.9	$228.1	$37.8	$11.1	$53.2	$497.9
Long-term flows:
Sales/new accounts	27.9	0.8	38.4	8.2	0.1	18.4	93.8
Redemptions/terminations	(20.8)	(0.6)	(35.1)	(5.7)	(1.8)	(9.5)	(73.5)
Cash flow/unreinvested dividends	(2.6)	(4.0)	(2.7)	(0.1)	0.2	(0.2)	(9.4)
Net long-term inflows (outflows)	4.5	(3.8)	0.6	2.4	(1.5)	8.7	10.9
Market appreciation	19.2	7.1	8.3	0.7	0.4	5.0	40.7
Net change	23.7	3.3	8.9	3.1	(1.1)	13.7	51.6
Balance as of March 31, 2018	$142.5	$52.2	$237.0	$40.9	$10.0	$66.9	$549.5

(1)Includes index and enhanced index services.
(2)Includes certain multi-asset solutions and services and certain alternative investments.

Index

Net long-term inflows (outflows) for actively managed investment services as compared to passively managed investment services for the three-month and twelve-month periods ended March 31, 2018 are as follows:

	Periods Ended March 31, 2018
	Three-months	Twelve-months
	(in billions)
Actively Managed
Equity	$2.9	$4.5
Fixed Income	(8.8)	3.0
Other	4.8	8.6
	(1.1)	16.1
Passively Managed
Equity	(1.5)	(3.8)
Fixed Income	0.1	(1.5)
Other	0.1	0.1
	(1.3)	(5.2)
Total net long-term (outflows) inflows	$(2.4)	$10.9

Average assets under management by distribution channel and investment service are as follows:

	Three Months Ended March 31,
	2018	2017	$ Change	% Change
	(in billions)
Distribution Channel:
Institutions	$269.3	$243.8	$25.5	10.5%
Retail	194.0	164.9	29.1	17.7
Private Wealth Management	93.8	82.5	11.3	13.6
Total	$557.1	$491.2	$65.9	13.4
Investment Service:
Equity Actively Managed	$142.9	$115.7	$27.2	23.5%
Equity Passively Managed(1)	54.3	48.7	5.6	11.5
Fixed Income Actively Managed – Taxable	243.3	226.0	17.3	7.7
Fixed Income Actively Managed – Tax-exempt	40.6	37.3	3.3	8.8
Fixed Income Passively Managed(1)	10.0	11.1	(1.1)	(10.0)
Other (2)	66.0	52.4	13.6	26.1
Total	$557.1	$491.2	$65.9	13.4

(1)Includes index and enhanced index services.
(2)Includes certain multi-asset solutions and services and certain alternative investments.

Our Institutional channel first quarter average AUM of $269.3 billion increased $25.5 billion, or 10.5%, compared to the first quarter of 2017, primarily due to our Institutional AUM increasing $20.1 billion, or 8.2%, to $265.0 billion over the last twelve months. The $20.1 billion increase in AUM resulted from market appreciation of $17.4 billion and net inflows of $2.7 billion.
Our Retail channel first quarter average AUM of $194.0 billion increased $29.1 billion, or 17.7%, compared to the first quarter of 2017, primarily due to our Retail AUM increasing $22.1 billion, or 13.1%, to $191.0 billion over the last twelve months. The $22.1 billion increase in AUM resulted from market appreciation of $16.1 billion and net inflows of $6.0 billion.
Our Private Wealth Management channel first quarter average AUM of $93.8 billion increased $11.3 billion, or 13.6%, compared to the first quarter of 2017, primarily due to our Private Wealth Management AUM increasing $9.4 billion, or 11.2%, to $93.5 billion over the last twelve months. The $9.4 billion increase in AUM resulted from market appreciation of $7.2 billion and net inflows of $2.2 billion.

Index

Absolute investment composite returns, gross of fees, and relative performance as of March 31, 2018 compared to benchmarks for certain representative Institutional equity and fixed income services are as follows:

	1-Year	3-Year	5-Year
Global High Income - Hedged (fixed income)
Absolute return	5.2%	6.4%	5.7%
Relative return (vs. Bloomberg Barclays Global High Yield Index - Hedged)	0.7	0.1	—
U.S. High Yield (fixed income)
Absolute return	3.7	4.8	5.4
Relative return (vs. Bloomberg Barclays U.S. Corp. High Yield Index)	(0.1)	(0.3)	0.4
Global Plus - Hedged (fixed income)
Absolute return	2.6	2.9	3.4
Relative return (vs. Bloomberg Barclays Global Aggregate Index - Hedged)	0.2	0.9	0.5
Intermediate Municipal Bonds (fixed income)
Absolute return	1.4	1.6	1.8
Relative return (vs. Lipper Short/Int. Blended Muni Fund Avg)	0.1	0.5	0.6
U.S. Strategic Core Plus (fixed income)
Absolute return	2.1	2.3	2.8
Relative return (vs. Bloomberg Barclays U.S. Aggregate Index)	0.9	1.1	1.0
Emerging Market Debt (fixed income)
Absolute return	4.6	6.2	4.3
Relative return (vs. JPM EMBI Global/JPM EMBI)	1.3	0.7	0.4
Emerging Markets Value
Absolute return	18.9	8.0	4.8
Relative return (vs. MSCI EM Index)	(6.1)	(0.8)	(0.2)
Global Strategic Value
Absolute return	12.4	6.6	11.0
Relative return (vs. MSCI ACWI Index)	(2.4)	(1.6)	1.8
U.S. Small & Mid Cap Value
Absolute return	9.3	8.9	12.3
Relative return (vs. Russell 2500 Value Index)	3.6	1.7	2.4
U.S. Strategic Value
Absolute return	7.5	4.5	10.1
Relative return (vs. Russell 1000 Value Index)	0.6	(3.4)	(0.7)
U.S. Small Cap Growth
Absolute return	30.3	13.3	15.2
Relative return (vs. Russell 2000 Growth Index)	11.7	4.6	2.3
U.S. Large Cap Growth
Absolute return	23.4	14.1	18.1
Relative return (vs. Russell 1000 Growth Index)	2.2	1.2	2.6
U.S. Small & Mid Cap Growth
Absolute return	29.6	12.2	14.3
Relative return (vs. Russell 2500 Growth Index)	9.7	3.1	0.9
Concentrated U.S. Growth
Absolute return	16.9	10.7	14.5
Relative return (vs. S&P 500 Index)	2.9	—	1.2
Select U.S. Equity
Absolute return	18.1	10.9	13.6
Relative return (vs. S&P 500 Index)	4.2	0.1	0.3
Strategic Equities
Absolute return	12.7	9.2	13.0
Relative return (vs. Russell 3000 Index)	(1.1)	(1.0)	(0.1)
Global Core Equity
Absolute return	18.6	10.4	10.8
Relative return (vs. MSCI ACWI Index)	3.8	2.3	1.6

Index

Consolidated Results of Operations

	Three Months Ended March 31,
	2018	2017	$ Change	% Change
	(in thousands, except per unit amounts)
Net revenues	$867,787	$764,917	$102,870	13.4%
Expenses	645,116	598,605	46,511	7.8
Operating income	222,671	166,312	56,359	33.9
Income taxes	15,825	10,057	5,768	57.4
Net income	206,846	156,255	50,591	32.4
Net income of consolidated entities attributable to non-controlling interests	22,650	16,318	6,332	38.8
Net income attributable to AB Unitholders	$184,196	$139,937	$44,259	31.6

Diluted net income per AB Unit	$0.68	$0.51	$0.17	33.3

Distributions per AB Unit	$0.80	$0.52	$0.28	53.8

Operating margin (1)	23.0%	19.6%

(1)Operating income excluding net (loss) income attributable to non-controlling interests as a percentage of net revenues.

Net income attributable to AB Unitholders for the three months ended March 31, 2018 increased $44.3 million, or 31.6%, from the three months ended March 31, 2017. The increase primarily is due to (in millions):

Higher base advisory fees	$75.2
Higher distribution revenues	11.5
Higher dividend and interest income, net of interest expense	8.9
Higher employee compensation and benefits	(22.1)
Higher promotion and servicing expenses	(17.1)
Higher other general and administrative expenses	(7.0)
Higher income taxes	(5.8)
Other	0.7
$44.3

Index

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, which outlines a single comprehensive revenue recognition model for all contracts with customers and supersedes most of the existing revenue recognition requirements. We adopted this new standard on January 1, 2018 on a modified retrospective basis for contracts that were not completed as of the date of adoption. This adoption method required an adjustment to the 2018 opening balance of partners’ capital for the cumulative effect of initially applying the new standard.

The new standard did not change the timing of revenue recognition for our base fees, distribution revenues, shareholder servicing fees and broker-dealer revenues. However, performance-based fees, which, prior to the adoption of ASC 606, were recognized at the end of the applicable measurement period when no risk of reversal remained, and carried-interest distributions received (considered performance-based fees), recorded as deferred revenues until no risk of reversal remained, may in certain instances be recognized earlier under the new standard, if it is probable that significant reversal of performance-based fees recognized will not occur.

On January 1, 2018, we recorded a cumulative effect adjustment, net of tax, of $35.0 million to partners’ capital in the condensed consolidated statement of financial condition. This amount represents carried-interest distributions of $77.9 million previously received, net of revenue sharing payments to investment team-members of $42.7 million, with respect to which it is probable that significant reversal will not occur. These amounts are included in adjusted net revenues and adjusted operating income in the first quarter of 2018.

Real Estate Charges

Since 2010, we have sub-leased over one million square feet of office space.

During the first three months of 2018, we recorded pre-tax real estate credits of $0.3 million, resulting from changes in estimates pertaining to previously recorded real estate charges. During the first three months of 2017, we recorded negligible pre-tax real estate credits.

Units Outstanding

Each quarter, we consider whether to implement a plan to repurchase AB Holding Units pursuant to Rules 10b5-1 and 10b-18 under the Exchange Act. A plan of this type allows a company to repurchase its shares at times when it otherwise might be prevented from doing so because of self-imposed trading blackout periods or because it possesses material non-public information. Each broker we select has the authority under the terms and limitations specified in the plan to repurchase AB Holding Units on our behalf in accordance with the terms of the plan. Repurchases are subject to regulations promulgated by the SEC as well as certain price, market volume and timing constraints specified in the plan. The plan adopted during the first quarter of 2018 expired at the close of business on April 25, 2018. We may adopt additional plans in the future to engage in open-market purchases of AB Holding Units to help fund anticipated obligations under our incentive compensation award program and for other corporate purposes.

Cash Distributions

We are required to distribute all of our Available Cash Flow, as defined in the AB Partnership Agreement, to our Unitholders and the General Partner. Available Cash Flow typically is the adjusted diluted net income per unit for the quarter multiplied by the number of general and limited partnership interests at the end of the quarter. In future periods, management anticipates that Available Cash Flow will continue to be based on adjusted diluted net income per unit, unless management determines, with concurrence of the Board of Directors, that one or more adjustments that are made for adjusted net income should not be made with respect to the Available Cash Flow calculation. See Note 7 to the condensed consolidated financial statements contained in Item 1 for a description of Available Cash Flow.

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

Index

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

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Net revenues, US GAAP basis	$867,787	$764,917
Adjustments:
Impact of adoption of revenue recognition standard ASC 606	77,844	—
Distribution-related payments	(110,154)	(94,213)
Amortization of deferred sales commissions	(6,598)	(9,079)
Pass-through fees and expenses	(10,609)	(10,407)
Impact of consolidated company-sponsored funds	(36,037)	(22,155)
Long-term incentive compensation-related investment (gains) and dividend and interest	116	(3,137)
Adjusted net revenues(1)	$782,349	$625,926

Operating income, US GAAP basis	$222,671	$166,312
Adjustments:
Impact of adoption of revenue recognition standard ASC 606	35,156	—
Real estate charges (credits)	(264)	(2)
Acquisition-related expenses	—	524
Long-term incentive compensation-related items	417	68
Sub-total of non-GAAP adjustments	35,309	590
Less: Net income of consolidated entities attributable to non-controlling interests	22,650	16,318
Adjusted operating income	235,330	150,584
Adjusted income taxes	16,732	10,093
Adjusted net income	218,598	140,491

Diluted net income per AB Unit, GAAP basis	$0.68	$0.51
Impact of non-GAAP adjustments	0.12	0.01
Adjusted diluted net income per AB Unit	$0.80	$0.52

Adjusted operating margin(1)	30.1%	24.1%

(1) Prior period adjusted net revenues and operating margin have been revised due to a GAAP reclassification of certain promotion and servicing expenses that impacted adjusted revenues previously presented.

Adjusted operating income for the three months ended March 31, 2018 increased $84.7 million, or 56.3%, from the three months ended March 31, 2017, primarily due to higher performance-based fees of $78.0 million and higher investment advisory base fees of $77.7 million, offset by higher employee compensation expense (excluding the impact of long-term incentive compensation-related items) of $68.2 million and higher promotion and servicing expenses of $2.6 million.

On January 1, 2018, we recorded a cumulative effect adjustment, net of tax, of $35.0 million to partners’ capital in the condensed consolidated statement of financial condition. This amount represents carried-interest distributions of $77.9 million previously received, net of revenue sharing payments to investment team-members, of $42.7 million, with respect to which it is probable that

Index

significant reversal will not occur. These amounts are included in adjusted net revenues and adjusted operating income in the first quarter of 2018.

Adjusted Net Revenues

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

Adjusted net revenues include the impact of adoption of revenue recognition standard ASC 606, discussed above.

Adjusted Operating Income

Adjusted operating income represents operating income on a US GAAP basis excluding (1) real estate charges (credits), (2) acquisition-related expenses, (3) the impact on net revenues and compensation expense of the investment gains and losses (as well as the dividends and interest) associated with employee long-term incentive compensation-related investments, and (4) the impact of consolidated company-sponsored investment funds; provided, however, that adjusted operating income includes the revenues and expenses associated with the implementation of ASC 606 discussed above.

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

Index

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

Net Revenues

The adoption of ASC 606, discussed previously, had no impact on revenue recognition during the first quarter of 2018. The components of net revenues are as follows:

	Three Months Ended March 31,
	2018	2017	$ Change	% Change
	(in thousands)
Investment advisory and services fees:
Institutions:
Base fees	$115,084	$102,409	$12,675	12.4%
Performance-based fees	1,188	4,226	(3,038)	(71.9)
	116,272	106,635	9,637	9.0
Retail:
Base fees	250,611	209,097	41,514	19.9
Performance-based fees	1,511	1,606	(95)	(5.9)
	252,122	210,703	41,419	19.7
Private Wealth Management:
Base fees	201,643	180,670	20,973	11.6
Performance-based fees	3,561	282	3,279	1,162.8
	205,204	180,952	24,252	13.4
Total:
Base fees	567,338	492,176	75,162	15.3
Performance-based fees	6,260	6,114	146	2.4
	573,598	498,290	75,308	15.1

Bernstein Research Services	114,400	112,741	1,659	1.5
Distribution revenues	108,004	96,554	11,450	11.9
Dividend and interest income	28,215	14,056	14,159	100.7
Investment gains (losses)	26,082	25,201	881	3.5
Other revenues	27,028	22,365	4,663	20.8
Total revenues	877,327	769,207	108,120	14.1
Less: Interest expense	9,540	4,290	5,250	122.4
Net revenues	$867,787	$764,917	$102,870	13.4

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

Index

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

We sometimes charge our clients performance-based fees. In these situations, we charge a base advisory fee and are eligible to earn an additional performance-based fee or incentive allocation that is calculated as either a percentage of absolute investment results or a percentage of investment results in excess of a stated benchmark over a specified period of time. Some performance-based fees include a high-watermark provision, which generally provides that if a client account underperforms relative to its performance target (whether absolute or relative to a specified benchmark), it must gain back such underperformance before we can collect future performance-based fees. Therefore, if we fail to achieve our performance target for a particular period, we will not earn a performance-based fee for that period and, for accounts with a high-watermark provision, our ability to earn future performance-based fees will be impaired. We are eligible to earn performance-based fees on 6.9%, 6.1% and 0.8% of the assets we manage for institutional clients, private wealth clients and retail clients, respectively (in total, 4.6% of our AUM).

For the three months ended March 31, 2018, our investment advisory and services fees increased by $75.3 million, or 15.1%, from the three months ended March 31, 2017, primarily due to a $75.2 million, or 15.3%, increase in base fees, which primarily resulted from a 13.4% increase in average AUM and a 2% increase in the overall portfolio fee rate.

Institutional investment advisory and services fees for the three months ended March 31, 2018 increased by $9.6 million, or 9.0%, from the three months ended March 31, 2017, primarily due to a $12.6 million, or 12.4%, increase in base fees, which primarily resulted from a 10.5% increase in average AUM and the impact of a shift in product mix to active equities, which generally have higher fees. Offsetting the increase in base fees was a $3.0 decrease in performance-based fees.

Retail investment advisory and services fees for the three months ended March 31, 2018 increased by $41.4 million, or 19.7%, from the three months ended March 31, 2017, due to an increase in base fees of $41.5 million, or 19.9%, primarily resulting from a 17.7% increase in average AUM.

Private Wealth Management investment advisory and services fees for the three months ended March 31, 2018 increased by $24.3 million, or 13.4%, from the three months ended March 31, 2017, due to an increase in base fees of $21.0 million, or 11.6%, primarily resulting from a 13.6% increase in average AUM. In addition, performance-based fees increased by $3.3 million.

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
Revenues from Bernstein Research Services for the three months ended March 31, 2018 increased $1.7 million, or 1.5%, compared to the corresponding period in 2017, due to an increase in client activity in Asia as well as the effect of a weaker U.S. dollar over the year, offset by a volume mix shift to lower fee electronic trading and lower trading commission pricing as a result of research unbundling.

Index

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
Distribution revenues for the three months ended March 31, 2018 increased $11.5 million, or 11.9% compared to the corresponding period in 2017, primarily due to the corresponding average AUM of these mutual funds increasing 16.9%, offset by the impact of a shift in product mix. For the three months ended March 31, 2018, average AUM of A-share mutual funds (which have lower distribution fee rates than B-share and C-share mutual funds) increased 18.8%, while average AUM of B-share and C-share mutual funds decreased by 22.1%.

Dividend and Interest Income and Interest Expense

Dividend and interest income consists primarily of investment income and interest earned on customer margin balances and U.S. Treasury Bills as well as dividend and interest income in our consolidated company-sponsored investment funds. Interest expense principally reflects interest accrued on cash balances in customers’ brokerage accounts. Dividend and interest income, net of interest expense, for the three ended March 31, 2018 increased $8.9 million, or 91.2%, compared to the corresponding period in 2017, primarily due to higher dividend and interest income in our consolidated company-sponsored investment funds.

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

Index

Investment gains (losses) are as follows:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Long-term incentive compensation-related investments
Realized gains (losses)	$1,882	$1,737
Unrealized gains (losses)	(2,092)	1,241

Investments held by consolidated company-sponsored funds
Realized gains (losses)	1,682	(2,632)
Unrealized gains (losses)	23,393	26,834

Seed capital investments
Realized gains (losses)
Seed capital	409	636
Derivatives	(794)	(7,177)
Unrealized gains (losses)
Seed capital	(1,383)	7,852
Derivatives	3,178	(2,318)

Brokerage-related investments
Realized gains (losses)	462	(998)
Unrealized gains (losses)	(655)	26
	$26,082	$25,201

Other Revenues

Other revenues consist of fees earned for transfer agency services provided to company-sponsored mutual funds, fees earned for administration and recordkeeping services provided to company-sponsored mutual funds and the general accounts of AXA and its subsidiaries, and other miscellaneous revenues. Other revenues for the three months ended March 31, 2018 increased $4.7 million, or 20.8%, compared to the three months ended March 31, 2017, primarily due to higher shareholder servicing fees and higher other revenues.

Index

Expenses

The components of expenses are as follows:

	Three Months Ended March 31,
	2018	2017	$ Change	% Change
	(in thousands)
Employee compensation and benefits	$343,825	$321,748	$22,077	6.9%
Promotion and servicing:
Distribution-related payments	110,154	94,213	15,941	16.9
Amortization of deferred sales commissions	6,598	9,079	(2,481)	(27.3)
Trade execution, marketing, T&E and other	54,043	50,368	3,675	7.3
	170,795	153,660	17,135	11.2
General and administrative:
General and administrative	121,234	114,221	7,013	6.1
Real estate charges (credits)	(264)	(2)	(262)	n/m
	120,970	114,219	6,751	5.9
Contingent payment arrangements	53	177	(124)	(70.1)
Interest	2,612	1,868	744	39.8
Amortization of intangible assets	6,861	6,933	(72)	(1.0)
Total	$645,116	$598,605	$46,511	7.8

Employee Compensation and Benefits

Employee compensation and benefits consist of base compensation (including salaries and severance), annual short-term incentive compensation awards (cash bonuses), annual long-term incentive compensation awards, commissions, fringe benefits and other employment costs (including recruitment, training, temporary help and meals).

Compensation expense as a percentage of net revenues was 39.6% and 42.1% for the three months ended March 31, 2018 and 2017, respectively. Compensation expense generally is determined on a discretionary basis and is primarily a function of our firm’s current-year financial performance. The amounts of incentive compensation we award are designed to motivate, reward and retain top talent while aligning our executives' interests with the interests of our Unitholders. Senior management, with the approval of the Compensation Committee of the Board of Directors of AllianceBernstein Corporation (“Compensation Committee”), periodically confirms that the appropriate metric to consider in determining the amount of incentive compensation is the ratio of adjusted employee compensation and benefits expense to adjusted net revenues. Adjusted net revenues used in the adjusted compensation ratio are the same as the adjusted net revenues presented as a non-GAAP measure (discussed earlier in this MD&A). Adjusted employee compensation and benefits expense is total employee compensation and benefits expense minus other employment costs such as recruitment, training, temporary help and meals (which were 0.9% and 1.1%, respectively, of adjusted net revenues for the three months ended March 31, 2018 and 2017), and excludes the impact of mark-to-market vesting expense, as well as dividends and interest expense, associated with employee long-term incentive compensation-related investments. Senior management, with the approval of the Compensation Committee, has established as an objective that adjusted employee compensation and benefits expense generally should not exceed 50% of our adjusted net revenues, except in unexpected or unusual circumstances. Our ratio of adjusted compensation expense as a percentage of adjusted net revenues was 48.5% and 50.0%, respectively, for the three months ended March 31, 2018 and 2017.

For the three months ended March 31, 2018, employee compensation and benefits expense increased $22.1 million, or 6.9%, compared to the three months ended March 31, 2017, primarily due to higher incentive compensation of $10.2 million, higher base compensation of $5.1 million, higher commissions of $4.2 million, and higher fringes of $2.4 million.

Promotion and Servicing

Index

Promotion and servicing expenses include distribution-related payments to financial intermediaries for distribution of AB mutual funds and amortization of deferred sales commissions paid to financial intermediaries for the sale of back-end load shares of AB mutual funds. Also included in this expense category are costs related to travel and entertainment, advertising and promotional materials.

Promotion and servicing expenses increased $17.1 million, or 11.2%, during the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The increase primarily was due to higher distribution-related payments of $15.9 million and higher trade execution and clearing costs of $3.2 million, offset by lower amortization of deferred sales commissions of $2.5 million.

General and Administrative

General and administrative expenses include portfolio services expenses, technology expenses, professional fees and office-related expenses (occupancy, communications and similar expenses). General and administrative expenses as a percentage of net revenues were 13.9% and 14.9% for the three months ended March 31, 2018 and 2017, respectively. General and administrative expenses increased $6.8 million, or 5.9%, during the first three months of 2018 compared to the same period in 2017, primarily due to higher expenses related to our consolidated company-sponsored investment funds of $7.5 million.

Contingent Payment Arrangements

Contingent payment arrangements reflect changes in estimates of contingent payment liabilities associated with acquisitions in previous periods, as well as accretion expense of these liabilities. There were no changes in estimates during the first three months of 2018 and 2017.

Income Taxes

AB, a private limited partnership, is not subject to federal or state corporate income taxes, but is subject to a 4.0% New York City unincorporated business tax (“UBT”). Our domestic corporate subsidiaries are subject to federal, state and local income taxes, and generally are included in the filing of a consolidated federal income tax return. Separate state and local income tax returns also are filed. Foreign corporate subsidiaries generally are subject to taxes in the foreign jurisdictions where they are located.

Income tax expense for the three months ended March 31, 2018 increased $5.8 million, or 57.4%, compared to the three months ended March 31, 2017. The increase is due to a higher effective tax rate in the current quarter of 7.1% compared to 6.0% in the first quarter of 2017, driven by the effect of foreign operations and an unfavorable increase in the mix of earnings across the tax filing group. There were no material changes to uncertain tax positions (FIN 48 reserves) or valuation allowances against deferred tax assets during the first quarter of 2018. No changes were made during the first quarter of 2018 to the provisional amounts recorded as of December 31, 2017 relating to the 2017 Tax Cuts and Jobs Act.

Net Income (Loss) of Consolidated Entities Attributable to Non-Controlling Interests

Net income (loss) of consolidated entities attributable to non-controlling interests primarily consists of limited partner interests owned by other investors in our consolidated company-sponsored investment funds. During the first three months of 2018, we had $22.7 million of net gains of consolidated entities attributable to non-controlling interests compared to net gains of $16.3 million during the first three months of 2017.

CAPITAL RESOURCES AND LIQUIDITY

During the first three months of 2018, net cash provided by operating activities was $164.7 million, compared to $157.0 million during the corresponding 2017 period. The change reflects a decrease in broker-dealer related receivables (net of payables and segregated U.S. Treasury bills activity) of $75.4 million, higher cash provided by net income of $71.0 million and a decrease in fees receivable of $15.1 million, offset an increase in net activity of our consolidated investment funds of $153.7 million.

During the first three months of 2018, net cash used in investing activities was $5.4 million, compared to $6.5 million during the corresponding 2017 period. The change is due to lower purchases of furniture, equipment and leasehold improvements.

During the first three months of 2018, net cash provided by financing activities was $54.6 million, compared to net cash used in financing activities $88.1 million during the corresponding 2017 period. The change reflects higher net subscriptions in consolidated company-sponsored investments funds of $376.8 million and lower repurchases of AB Holding Units of $28.7 million, offset by

Index

net repayment of commercial paper in 2018 versus net issuance in 2017 for $96.7 million, repayment of bank loans of $75.0 million, higher distributions to the General Partner and Unitholders of $49.7 million as a result of higher earnings (distributions on earnings are paid one quarter in arrears), and a decrease in overdrafts payable of $43.0 million.

As of March 31, 2018, AB had $639.8 million of cash and cash equivalents (excluding cash and cash equivalents of consolidated company-sponsored investment funds), all of which are available for liquidity, but consist primarily of cash on deposit for our broker-dealers to comply with various customer clearing activities, and cash held by foreign subsidiaries of $411.5 million.

Debt and Credit Facilities

As of March 31, 2018 and December 31, 2017, AB had $489.8 million and $491.8 million, respectively, in commercial paper outstanding with weighted average interest rates of approximately 2.1% and 1.6%, respectively. The commercial paper is short term in nature, and as such, recorded value is estimated to approximate fair value (and considered a Level 2 security in the fair value hierarchy). Average daily borrowings of commercial paper during the first three months of 2018 and the full year 2017 were $480.5 million and $482.2 million, respectively, with weighted average interest rates of approximately 1.7% and 1.2%, respectively.

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

The Credit Facility contains affirmative, negative and financial covenants, which are customary for facilities of this type, including restrictions on dispositions of assets, restrictions on liens, a minimum interest coverage ratio and a maximum leverage ratio. As of March 31, 2018, we were in compliance with these covenants. The Credit Facility also includes customary events of default (with customary grace periods, as applicable), including provisions under which, upon the occurrence of an event of default, all outstanding loans may be accelerated and/or lender’s commitments may be terminated. Also, under such provisions, upon the occurrence of certain insolvency- or bankruptcy-related events of default, all amounts payable under the Credit Facility would automatically become immediately due and payable, and the lender’s commitments would automatically terminate.

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

As of March 31, 2018 and December 31, 2017, we had no amounts outstanding under the Credit Facility. During the first three months of 2018 and the full year 2017, we did not draw upon the Credit Facility.

AB has a $200.0 million, unsecured 364-day senior revolving credit facility (the "Revolver") with a leading international bank and the other lending institutions that may be party thereto, which matures on November 28, 2018. The Revolver is available for AB's and SCB LLC's business purposes, including the provision of additional liquidity to meet funding requirements primarily related to SCB LLC's operations. Both AB and SCB LLC can draw directly under the Revolver and management expects to draw on the Revolver from time to time. AB has agreed to guarantee the obligations of SCB LLC under the Revolver. The Revolver contains affirmative, negative and financial covenants that are identical to those of the Credit Facility. As of March 31, 2018, we had no amounts outstanding under the Revolver. As of December 31, 2017, we had $75.0 million outstanding under the Revolver with an interest rate of 2.4%. Average daily borrowing under the Revolver during the first three months of 2018 and full year 2017 were $21.9 million and $21.4 million, respectively, with weighted average interest rates of approximately 2.4% and 2.0%, respectively.

In addition, SCB LLC currently has three uncommitted lines of credit with three financial institutions. Two of these lines of credit permit us to borrow up to an aggregate of approximately $175.0 million, with AB named as an additional borrower, while the other line has no stated limit. As of March 31, 2018 and December 31, 2017, SCB LLC had no bank loans outstanding. Average daily borrowings of bank loans during the first three months of 2018 and full year 2017 were $3.0 million and $4.5 million, respectively, with weighted average interest rates of approximately 1.5% and 1.4%, respectively.

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

As general partner of AllianceBernstein U.S. Real Estate L.P. (“Real Estate Fund”), we committed to invest $25.0 million in the Real Estate Fund. As of March 31, 2018, we had funded $22.4 million of this commitment. As general partner of AllianceBernstein U.S. Real Estate II L.P. (“Real Estate Fund II”), we committed to invest $28.0 million in Real Estate Fund II. As of March 31, 2018, we had funded $12.3 million of this commitment.

We entered into an investment agreement under which we committed to invest up to $8.0 million in an oil and gas fund. As of March 31, 2018, we had funded $6.2 million of this commitment.

See Note 13 for discussion of contingencies.

CRITICAL ACCOUNTING ESTIMATES

The preparation of the condensed consolidated financial statements and notes to condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses.

There have been no updates to our critical accounting estimates from those disclosed in “Management’s Discussion and Analysis of Financial Condition” in our Form 10-K for the year ended December 31, 2017.

ACCOUNTING PRONOUNCEMENTS

See Note 2 to AB’s condensed consolidated financial statements contained in Item 1.

Index

CAUTIONS REGARDING FORWARD-LOOKING STATEMENTS

Certain statements provided by management in this report and in the portion of AB’s Form 10-Q attached hereto as Exhibit 99.1 are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. The most significant of these factors include, but are not limited to, the following: the performance of financial markets, the investment performance of sponsored investment products and separately-managed accounts, general economic conditions, industry trends, future acquisitions, integration of acquired companies, competitive conditions and government regulations, including changes in tax regulations and rates and the manner in which the earnings of publicly-traded partnerships are taxed. We caution readers to carefully consider such factors. Further, these forward-looking statements speak only as of the date on which such statements are made; we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. For further information regarding these forward-looking statements and the factors that could cause actual results to differ, see “Risk Factors” in Part I, Item 1A of our Form 10-K for the year ended December 31, 2017 and Part II, Item 1A in this Form 10-Q. Any or all of the forward-looking statements that we make in our Form 10-K, this Form 10-Q, other documents we file with or furnish to the SEC, and any other public statements we issue, may turn out to be wrong. It is important to remember that other factors besides those listed in “Risk Factors” and those listed below could also adversely impact our revenues, financial condition, results of operations and business prospects.

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

Index

•
the rate of increase in our fixed costs due to inflation and similar factors, the transitional costs related to our relocation strategy and the timing of such costs, the success we have in achieving planned new cost reductions (including those relating to our relocation strategy) and the timing of such cost reductions, and the investments we make in our business; and

•	general conditions of the markets in which our business operates, including modest appreciation in both equity and fixed income total investment returns.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in AB’s market risk from the information provided under “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of AB's Form 10-K for the year ended December 31, 2017.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the first quarter of 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

Part II

OTHER INFORMATION

Index

Item 1.	Legal Proceedings

See Note 13 to the condensed consolidated financial statements contained in Part I, Item 1.

Item 1A.	Risk Factors

There have been no material changes in our risk factors from those disclosed in AB's Form 10-K for the year ended December 31, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no AB Units sold by AB in the period covered by this report that were not registered under the Securities Act.

AB Units bought by us or one of our affiliates during the first quarter of 2018 are as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of AB Holding Units Purchased	Average Price Paid Per AB Holding Unit, net of Commissions	Total Number of AB Holding Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of AB Holding Units that May Yet Be Purchased Under the Plans or Programs
1/1/18 - 1/31/18	—	$—	—	—
2/1/18 - 2/28/18	—	—	—	—
3/1/18 - 3/31/18 (1)	1,150	26.74	—	—
Total	1,150	$26.74	—	—

(1)	During March 2018, AB purchased 1,150 AB Units in private transactions.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Index

Index

Item 5.	Other Information

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

AXA has informed us that AXA Konzern AG, an AXA insurance subsidiary organized under the laws of Germany, provides car, accident and health insurance to diplomats based at the Iranian Embassy in Berlin, Germany. The total annual premium of these policies is approximately $139,700 before tax and the annual net profit arising from these policies, which is difficult to calculate with precision, is estimated to be $26,000. These policies were underwritten by a broker who specializes in providing insurance coverage for diplomats.

In addition, AXA has informed us that AXA Insurance Ireland, an AXA insurance subsidiary, provides statutorily required car insurance under four separate policies to the Iranian Embassy in Dublin, Ireland. AXA has informed us that compliance with the Declined Cases Agreement of the Irish Government prohibits the cancellation of these policies unless another insurer is willing to assume the coverage. The total annual premium for these policies is approximately $6,268 and the annual net profit arising from these policies, which is difficult to calculate with precision, is estimated to be $764.

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

Additionally, AXA has informed us that AXA Winterthur, an AXA insurance subsidiary organized under the laws of Switzerland, provides Naftiran Intertrade, a wholly-owned subsidiary of the Iranian state-owned National Iranian Oil Company, with life, disability and accident coverage for its employees. The provision of these forms of coverage is mandatory for employees in Switzerland. The total annual premium of these policies is approximately $373,668 and the annual net profit arising from these policies, which is difficult to calculate with precision, is estimated to be $56,000.

Lastly, AXA has informed us that AXA Egypt, an AXA insurance subsidiary organized under the laws of Egypt, provides the Iranian state-owned Iran Development Bank two life insurance contracts, covering individuals who have loans with the bank. The total annual premium of these policies is approximately $34,446 and annual net profit arising from these policies, which is difficult to calculate with precision, is estimated to be $3,500.

The aggregate annual premium for the above-referenced insurance policies is approximately $557,232, representing approximately 0.0006% of AXA’s 2017 consolidated revenues, which exceed $100 billion. The related net profit, which is difficult to calculate with precision, is estimated to be $86,737, representing approximately 0.001% of AXA’s 2017 aggregate net profit.

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

Date: April 26, 2018	ALLIANCEBERNSTEIN L.P.

	By:	/s/ John C. Weisenseel
John C. Weisenseel
Chief Financial Officer

	By:	/s/ William R. Siemers
William R. Siemers
Chief Accounting Officer