Form 10-Q
period 2018-06-30
ALLIANCEBERNSTEIN L.P.
filed 2018-07-26
CIK 1109448

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
The number of units of limited partnership interest outstanding as of June 30, 2018 was 270,222,414.

Index

ALLIANCEBERNSTEIN L.P.

Index

Part I
FINANCIAL INFORMATION
Item 1. Financial Statements
ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition
(in thousands, except unit amounts)
(unaudited)

	June 30, 2018	December 31, 2017

ASSETS
Cash and cash equivalents	$628,758	$671,930
Cash and securities segregated, at fair value (cost: $1,288,801 and $816,350)	1,288,867	816,350
Receivables, net:
Brokers and dealers	351,085	199,690
Brokerage clients	1,646,767	1,647,059
AB funds fees	201,008	212,115
Other fees	108,671	124,164
Investments:
Long-term incentive compensation-related	57,031	66,034
Other	448,606	377,555
Assets of consolidated company-sponsored investment funds:
Cash and cash equivalents	23,693	326,518
Investments	301,625	1,246,283
Other assets	8,178	35,397
Furniture, equipment and leasehold improvements, net	151,115	157,569
Goodwill	3,066,700	3,066,700
Intangible assets, net	91,824	105,784
Deferred sales commissions, net	16,762	30,126
Other assets	281,424	211,893
Total assets	$8,672,114	$9,295,167

LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST AND CAPITAL
Liabilities:
Payables:
Brokers and dealers	$378,402	$237,861
Securities sold not yet purchased	25,796	29,961
Brokerage clients	2,713,377	2,229,371
AB mutual funds	56,153	82,967
Accounts payable and accrued expenses	398,398	515,660
Liabilities of consolidated company-sponsored investment funds	6,972	698,101
Accrued compensation and benefits	494,805	270,610
Debt	515,129	565,745
Total liabilities	4,589,032	4,630,276

Commitments and contingencies (See Note 13)

Index

Redeemable non-controlling interest	108,524	601,587

Capital:
General Partner	40,886	41,221
Limited partners: 270,222,414 and 268,659,333 units issued and outstanding	4,135,950	4,168,841
Receivables from affiliates	(11,705)	(11,494)
AB Holding Units held for long-term incentive compensation plans	(88,317)	(42,688)
Accumulated other comprehensive loss	(103,915)	(94,140)
Partners’ capital attributable to AB Unitholders	3,972,899	4,061,740
Non-redeemable non-controlling interests in consolidated entities	1,659	1,564
Total capital	3,974,558	4,063,304
Total liabilities, redeemable non-controlling interest and capital	$8,672,114	$9,295,167

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(in thousands, except per unit amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Investment advisory and services fees	$596,870	$531,163	$1,170,468	$1,029,453
Bernstein research services	106,211	109,470	220,611	222,211
Distribution revenues	105,118	100,149	213,122	196,703
Dividend and interest income	21,194	19,348	49,409	33,404
Investment gains (losses)	213	24,113	26,295	49,314
Other revenues	27,264	24,265	54,292	46,630
Total revenues	856,870	808,508	1,734,197	1,577,715
Less: Interest expense	12,132	6,195	21,672	10,485
Net revenues	844,738	802,313	1,712,525	1,567,230

Expenses:
Employee compensation and benefits	358,248	327,862	702,073	649,610
Promotion and servicing:
Distribution-related payments	106,301	100,632	216,455	194,845
Amortization of deferred sales commissions	6,113	8,307	12,711	17,386
Trade execution, marketing, T&E and other	59,259	55,359	113,302	105,727
General and administrative:
General and administrative	108,836	117,462	230,070	231,683
Real estate charges	6,909	20,747	6,645	20,745
Contingent payment arrangements	52	178	105	355
Interest on borrowings	2,629	2,254	5,241	4,122
Amortization of intangible assets	6,927	6,975	13,788	13,908
Total expenses	655,274	639,776	1,300,390	1,238,381

Operating income	189,464	162,537	412,135	328,849

Income taxes	7,538	10,265	23,363	20,322

Net income	181,926	152,272	388,772	308,527

Net income of consolidated entities attributable to non-controlling interests	261	17,169	22,911	33,487

Net income attributable to AB Unitholders	$181,665	$135,103	$365,861	$275,040

Net income per AB Unit:
Basic	$0.66	$0.50	$1.34	$1.01
Diluted	$0.66	$0.50	$1.34	$1.01

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Net income	$181,926	$152,272	$388,772	$308,527
Other comprehensive income (loss):
Foreign currency translation adjustment, before reclassification and tax	(20,656)	7,355	(10,735)	16,356
Less: reclassification adjustment for (losses) included in net income upon liquidation	(100)	—	(100)	—
Foreign currency translation adjustments, before tax	(20,556)	7,355	(10,635)	16,356
Income tax benefit	—	134	—	—
Foreign currency translation adjustments, net of tax	(20,556)	7,489	(10,635)	16,356
Unrealized gains on investments:
Unrealized gains arising during period	—	26	—	10
Less: reclassification adjustment for gains included in net income	—	—	—	—
Change in unrealized gains on investments	—	26	—	10
Income tax benefit (expense)	—	—	—	(2)
Unrealized gains on investments, net of tax	—	26	—	8
Changes in employee benefit related items:
Amortization of prior service cost	5	6	11	12
Recognized actuarial gain	286	264	568	523
Changes in employee benefit related items	291	270	579	535
Income tax benefit (expense)	2	(3)	(116)	(79)
Employee benefit related items, net of tax	293	267	463	456
Other	374	—	374	—
Other comprehensive (loss) income	(19,889)	7,782	(9,798)	16,820
Less: Comprehensive income in consolidated entities attributable to non-controlling interests	220	18,042	22,887	34,436
Comprehensive income attributable to AB Unitholders	$161,817	$142,012	$356,087	$290,911

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

ALLIANCEBERNSTEIN L.P. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2018	2017

Cash flows from operating activities:
Net income	$388,772	$308,527

Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred sales commissions	12,711	17,386
Non-cash long-term incentive compensation expense	14,825	21,337
Depreciation and other amortization	35,626	33,313
Unrealized (gains) losses on investments	(3,257)	2,636
Unrealized (gains) on investments of consolidated company-sponsored investment funds	(20,463)	(18,550)
Other, net	(1,907)	5,712
Changes in assets and liabilities:
(Increase) in segregated cash and securities	(472,517)	(131,552)
(Increase) in receivables	(213,529)	(50,545)
(Increase) in investments	(59,219)	(37,978)
Decrease (increase) in investments of consolidated company-sponsored investment funds	965,121	(57,045)
Decrease in deferred sales commissions	653	1,923
(Increase) in other assets	(116,890)	(68,430)
(Decrease) increase in other assets and liabilities of consolidated company-sponsored investment funds, net	(663,910)	161,195
Increase in payables	682,703	70,082
(Decrease) in accounts payable and accrued expenses	(8,816)	(11,189)
Increase in accrued compensation and benefits	225,571	201,417
Net cash provided by operating activities	765,474	448,239

Cash flows from investing activities:
Purchases of investments	—	(11)
Proceeds from sales of investments	—	10
Purchases of furniture, equipment and leasehold improvements	(11,458)	(14,023)
Proceeds from sales of furniture, equipment and leasehold improvements	—	39
Net cash used in investing activities	(11,458)	(13,985)

Cash flows from financing activities:
Issuance (repayment) of commercial paper, net	20,058	(33,709)
(Repayment) proceeds of bank loans	(75,000)	30,000
(Decrease) increase in overdrafts payable	(28,952)	68,504
Distributions to General Partner and Unitholders	(466,522)	(339,139)
(Redemptions) of investments in consolidated company-sponsored investment funds, net	(515,856)	(72,732)
Capital contributions to non-controlling interests in consolidated entities	—	(7,869)
Purchase of non-controlling interest	—	(1,833)
Capital contributions to affiliates	(1,178)	(280)
Additional investments by AB Holding with proceeds from exercise of compensatory options to buy AB Holding Units	8,340	9,246
Purchases of AB Holding Units to fund long-term incentive compensation plan awards, net	(34,864)	(127,472)
Purchases of AB Units	(105)	(684)
Other	105	(807)

Index

Net cash used in financing activities	(1,093,974)	(476,775)

Effect of exchange rate changes on cash and cash equivalents	(6,039)	11,179

Net (decrease) in cash and cash equivalents	(345,997)	(31,342)
Cash and cash equivalents as of beginning of the period	998,448	994,510
Cash and cash equivalents as of end of the period	$652,451	$963,168

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2018
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

1. Business Description Organization and Basis of Presentation

Business Description

We provide research, diversified investment management and related services globally to a broad range of clients. Our principal services include:

•
Institutional Services – servicing our institutional clients, including private and public pension plans, foundations and endowments, insurance companies, central banks and governments worldwide, and affiliates such as AXA S.A. ("AXA"), AXA Equitable Holdings, Inc. ("EQH") and their respective subsidiaries, by means of separately-managed accounts, sub-advisory relationships, structured products, collective investment trusts, mutual funds, hedge funds and other investment vehicles.

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

Index

Organization

During 2017, AXA, a French holding company for the AXA Group, a worldwide leader in life, property and casualty and health insurance and asset management, announced its intention to pursue the sale of a minority stake in EQH, the holding company for a diversified financial services organization, through an initial public offering ("IPO"). During the second quarter of 2018, EQH completed the IPO, and as a result AXA owns approximately 71.9% of the outstanding common stock of EQH as of June 30, 2018. AXA has announced its intention to sell its entire interest in EQH over time, subject to market conditions and other factors. AXA is under no obligation to do so and retains the sole discretion to determine the timing of any future sales of shares of EQH common stock.

As of June 30, 2018, EQH owns approximately 3.8% of the issued and outstanding units representing assignments of beneficial ownership of limited partnership interests in AllianceBernstein Holding L.P. (“AB Holding Units”). AllianceBernstein Corporation (an indirect wholly-owned subsidiary of EQH, “General Partner”) is the general partner of both AllianceBernstein Holding L.P. (“AB Holding”) and AB. AllianceBernstein Corporation owns 100,000 general partnership units in AB Holding and a 1% general partnership interest in AB.

As of June 30, 2018, the ownership structure of AB, including limited partnership units outstanding as well as the general partner's 1% interest, is as follows:

EQH and its subsidiaries	63.3%
AB Holding	35.9
Unaffiliated holders	0.8
100.0%

Including both the general partnership and limited partnership interests in AB Holding and AB, EQH and its subsidiaries had an approximate 64.7% economic interest in AB as of June 30, 2018.

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

Index

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

Index

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

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which permits a company to reclassify the disproportionate income tax effects of the 2017 Tax Cuts and Job Act ("2017 Tax Act") on items within Accumulated Other Comprehensive Income ("AOCI") to retained earnings. The FASB refers to these amounts as "stranded tax effects." The ASU also requires certain new disclosures, some of which are applicable for all companies. The guidance is effective for all companies for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Companies may adopt the new guidance using one of two transition methods: (1) retrospective to each period (or periods) in which the income tax effect of the 2017 Tax Act related to items remaining in AOCI are recognized, or (2) at the beginning of the period of adoption. The adoption of this standard is not expected to have a material impact on our financial condition or results of operations.

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

We record as revenue investment advisory and services base fees, which we generally calculate as a percentage of AUM. At month-end, all the components of the transaction price (i.e., the base fee calculation) are no longer variable and the value of the consideration is determined. These fees are not subject to claw back and there is minimal probability that a significant reversal of the revenue recorded will occur.

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

Index

Constraining factors impacting the amount of variable consideration included in the transaction price include: the contractual claw-back provisions to which the variable consideration is subject, the length of time to which the uncertainty of the consideration is subject, the number and range of possible consideration amounts, the probability of significant fluctuations in the fund’s market value, the level at which the fund’s value exceeds the contractual threshold required to earn such a fee, and the materiality of the amount being evaluated.

Prior to the adoption of ASC 606 on January 1, 2018, we recognized performance-based fees at the end of the applicable measurement period when no risk of reversal remained, and carried-interest distributions received as deferred revenues until no risk of reversal remained.

Bernstein Research Services
Bernstein Research Services revenue consists principally of commissions received for trade execution services and providing equity research services to institutional clients. Brokerage commissions for trade execution services and related expenses are recorded on a trade-date basis when the performance obligations are satisfied. Generally, the transaction price is agreed upon at the point of each trade and based upon the number of shares traded or the value of the consideration traded. Research revenues are recognized when the transaction price is quantified, collectability is assured and significant reversal of such revenue is not probable.

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

Index

Non-Contractual Revenues
Dividend and interest income is accrued as earned. Investment gains and losses on the condensed consolidated statements of income include unrealized gains and losses of trading and private equity investments stated at fair value, equity in earnings of our limited partnership hedge fund investments, and realized gains and losses on investments sold.

Contract Assets and Liabilities

We use the practical expedient for contracts that have an original duration of one year or less. Accordingly, we do not consider the time value of money and, instead, accrue the incremental costs of obtaining the contract when incurred. As of June 30, 2018, the balances of contract assets and contract liabilities are not considered material and, accordingly, no further disclosures are necessary.
3. Revenue Recognition

See Note 2, Significant Accounting Policies, Revenue Recognition, for descriptions of revenues presented in the table below. The adoption of ASC 606 had no significant impact on revenue recognition during the first six months of 2018. Revenues for the three and six months ended June 30, 2018 and 2017 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Subject to contracts with customers:
Investment advisory and services fees
Base fees	$561,572	$516,485	$1,128,910	$1,008,661
Performance-based fees	35,298	14,678	41,558	20,792
Bernstein research services	106,211	109,470	220,611	222,211
Distribution revenues
All-in-management fees	64,329	58,624	131,077	113,143
12b-1 fees	22,075	23,688	44,609	48,478
Other	18,714	17,837	37,436	35,082
Other revenues
Shareholder servicing fees	18,985	18,549	38,515	36,513
Other	5,384	3,994	11,012	7,946
	832,568	763,325	1,653,728	1,492,826
Not subject to contracts with customers:
Dividend and interest income, net of interest expense	9,062	13,153	27,737	22,919
Investment gains (losses)	213	24,113	26,295	49,314
Other revenues	2,895	1,722	4,765	2,171
	12,170	38,988	58,797	74,404

Total net revenues	$844,738	$802,313	$1,712,525	$1,567,230

4.	Long-term Incentive Compensation Plans

We maintain several unfunded, non-qualified long-term incentive compensation plans, under which we grant annual awards to employees, generally in the fourth quarter, and to members of the Board of Directors of the General Partner, who are not employed by our company or by any of our affiliates (“Eligible Directors”).

Index

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

During the three and six months ended June 30, 2018, we purchased approximately 1.2 million and 1.2 million AB Holding Units for $32.9 million and $35.2 million, respectively (on a trade date basis). These amounts reflect open-market purchases of 1.2 million AB Holding Units for $32.9 million during the second quarter of 2018 with the remainder relating to purchases of AB Holding Units from employees to allow them to fulfill statutory tax withholding requirements at the time of delivery of long-term incentive compensation awards. During the three and six months ended June 30, 2017, we purchased 4.3 million and 5.7 million AB Holding Units for $96.7 million and $127.8 million, respectively (on a trade date basis). These amounts reflect open-market purchases of 3.7 million and 4.9 million AB Holding Units for $82.4 million and $110.3 million, respectively, with the remainder relating to purchases of AB Holding Units from employees to allow them to fulfill statutory tax withholding requirements at the time of delivery of long-term incentive compensation awards. Purchases of AB Holding Units reflected on the condensed consolidated statements of cash flows are net of AB Holding Unit purchases by employees as part of a distribution reinvestment election.

Each quarter, we consider whether to implement a plan to repurchase AB Holding Units pursuant to Rules 10b5-1 and 10b-18 under the Exchange Act. A plan of this type allows a company to repurchase its shares at times when it otherwise might be prevented from doing so because of self-imposed trading blackout periods or because it possesses material non-public information. Each broker we select has the authority under the terms and limitations specified in the plan to repurchase AB Holding Units on our behalf in accordance with the terms of the plan. Repurchases are subject to regulations promulgated by the SEC as well as certain price, market volume and timing constraints specified in the plan. The plan adopted during the second quarter of 2018 expired at the close of business on July 25, 2018. We may adopt additional plans in the future to engage in open-market purchases of AB Holding Units to help fund anticipated obligations under our incentive compensation award program and for other corporate purposes.

During the first six months of 2018 and 2017, we granted to employees and Eligible Directors 2.4 million and 2.0 million restricted AB Holding Unit awards. We used AB Holding Units repurchased during the periods and newly-issued AB Holding Units to fund these awards.

During each of the first six months of 2018 and 2017, AB Holding issued 0.5 million AB Holding Units upon exercise of options to buy AB Holding Units. AB Holding used the proceeds of $8.3 million and $9.2 million, respectively, received from employees as payment in cash for the exercise price to purchase the equivalent number of newly-issued AB Units.

5.	Real Estate Charges

Since 2010, we have sub-leased over one million square feet of office space. The activity in the liability account relating to our global space consolidation initiatives for the following periods is:

	Six Months Ended June 30, 2018	Twelve Months Ended December 31, 2017
	(in thousands)
Balance as of beginning of period	$113,635	$112,932
Expense incurred	6,645	28,507
Deferred rent	—	7,083
Payments made	(24,924)	(39,122)
Interest accretion	2,178	4,235
Balance as of end of period	$97,534	$113,635

Index

6.	Net Income per Unit

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands, except per unit amounts)
Net income attributable to AB Unitholders	$181,665	$135,103	$365,861	$275,040

Weighted average limited partnership units outstanding – basic	270,564	268,302	269,870	268,391
Dilutive effect of compensatory options to buy AB Holding Units	272	430	303	482
Weighted average limited partnership units outstanding – diluted	270,836	268,732	270,173	268,873
Basic net income per AB Unit	$0.66	$0.50	$1.34	$1.01
Diluted net income per AB Unit	$0.66	$0.50	$1.34	$1.01

For the three and six months ended June 30, 2018, we excluded 850,155 options and 1,211,906 options, respectively, from the diluted net income computation due to their anti-dilutive effect. For the three and six months ended June 30, 2017, we excluded 2,507,179 options and 2,452,633 options, respectively, from the diluted net income computation due to their anti-dilutive effect.

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

On July 26, 2018, the General Partner declared a distribution of $0.69 per AB Unit, representing a distribution of Available Cash Flow for the three months ended June 30, 2018. The General Partner, as a result of its 1% general partnership interest, is entitled to receive 1% of each distribution. The distribution is payable on August 23, 2018 to holders of record on August 6, 2018.

8.	Cash and Securities Segregated Under Federal Regulations and Other Requirements

As of June 30, 2018 and December 31, 2017, $1.3 billion and $0.8 billion, respectively, of U.S. Treasury Bills were segregated in a special reserve bank custody account for the exclusive benefit of our brokerage customers under Rule 15c3-3 of the Exchange Act.

Index

9.	Investments

Investments consist of:
	June 30, 2018	December 31, 2017
	(in thousands)
U.S. Treasury Bills	$47,565	$52,609
Equity securities:
Long-term incentive compensation-related	42,096	51,758
Seed capital	119,333	160,672
Other	92,996	81,154
Exchange-traded options	8,233	4,981
Investments in limited partnership hedge funds:
Long-term incentive compensation-related	14,935	14,276
Seed capital	123,281	22,923
Private equity (seed capital)	36,967	38,186
Time deposits	8,793	5,138
Other	11,438	11,892
Total investments	$505,637	$443,589

Total investments related to long-term incentive compensation obligations of $57.0 million and $66.0 million as of June 30, 2018 and December 31, 2017, respectively, consist of company-sponsored mutual funds and hedge funds. For long-term incentive compensation awards granted before 2009, we typically made investments in company-sponsored mutual funds and hedge funds that were notionally elected by plan participants and maintained them (and continue to maintain them) in a consolidated rabbi trust or separate custodial account. The rabbi trust and custodial account enable us to hold such investments separate from our other assets for the purpose of settling our obligations to participants. The investments held in the rabbi trust and custodial account remain available to the general creditors of AB.

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

We allocate seed capital to our investment teams to help develop new products and services for our clients. A portion of our seed capital investments are equity and fixed income products, primarily in the form of separately-managed account portfolios, U.S. mutual funds, Luxembourg funds, Japanese investment trust management funds or Delaware business trusts. We also may allocate seed capital to investments in private equity funds, such as a third-party venture capital fund that invests in communications, consumer, digital media, healthcare and information technology markets. In regard to our seed capital investments, the amounts above reflect those funds in which we are not the primary beneficiary of a VIE or hold a controlling financial interest in a VOE. During the second quarter of 2018, our seed capital in limited partnership hedge funds increased $100.4 million primarily due to the deconsolidation of a fund in which we have a seed investment of approximately $100 million due to no longer having a controlling financial interest. See Note 14, Consolidated Company-Sponsored Investment Funds, for a description of the seed capital investments that we consolidate. As of June 30, 2018 and December 31, 2017, our total seed capital investments were $501.9 million and $523.2 million, respectively. Seed capital investments in unconsolidated company-sponsored investment funds are valued using published net asset values or non-published net asset values if they are not listed on an active exchange but have net asset values that are comparable to funds with published net asset values and have no redemption restrictions.

Index

In addition, we also have long positions in corporate equities and long exchange-traded options traded through our options desk.

The portion of unrealized gains (losses) for the three and six months ended June 30, 2018 and 2017 related to equity securities held as of June 30, 2018 and 2017 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Net (losses) gains recognized during the period	$(1,783)	$3,401	$(3,606)	$17,590
Less: net gains recognized during the period on equity securities sold during the period	382	12,293	1,664	13,701
Unrealized (losses) gains recognized during the period on equity securities held	$(2,165)	$(8,892)	$(5,270)	$3,889

10.	Derivative Instruments

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

The notional value and fair value as of June 30, 2018 and December 31, 2017 for derivative instruments (excluding derivative instruments relating to our options desk trading activities discussed below) not designated as hedging instruments were as follows:

		Fair Value
	Notional Value	Asset Derivatives	Liability Derivatives
	(in thousands)
June 30, 2018:
Exchange-traded futures	$155,213	$2,105	$985
Currency forwards	105,475	8,558	9,044
Interest rate swaps	72,056	1,125	1,015
Credit default swaps	81,760	1,639	2,562
Total return swaps	126,621	686	946
Total derivatives	$541,125	$14,113	$14,552

December 31, 2017:
Exchange-traded futures	$163,458	$948	$2,540
Currency forwards	126,503	8,306	8,058
Interest rate swaps	43,309	951	870
Credit default swaps	74,600	1,247	2,465
Total return swaps	68,106	167	390
Total derivatives	$475,976	$11,619	$14,323

As of June 30, 2018 and December 31, 2017, the derivative assets and liabilities are included in both receivables and payables to brokers and dealers on our condensed consolidated statements of financial condition.

The gains and losses for derivative instruments (excluding our options desk trading activities discussed below) for the three and six months ended June 30, 2018 and 2017 recognized in investment gains (losses) in the condensed consolidated statements of income were as follows:

Index

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Exchange-traded futures	$717	$(3,301)	$1,542	$(8,833)
Currency forwards	257	132	274	(930)
Interest rate swaps	(7)	(151)	267	(248)
Credit default swaps	(169)	(237)	(95)	(909)
Total return swaps	(1,217)	(1,830)	(40)	(3,959)
Net (losses) gains on derivative instruments	$(419)	$(5,387)	$1,948	$(14,879)

We may be exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments. We minimize our counterparty exposure through a credit review and approval process. In addition, we have executed various collateral arrangements with counterparties to the over-the-counter derivative transactions that require both pledging and accepting collateral in the form of cash. As of June 30, 2018 and December 31, 2017, we held $0.3 million and $0.5 million, respectively, of cash collateral payable to trade counterparties. This obligation to return cash is reported in payables to brokers and dealers in our condensed consolidated statements of financial condition.

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

Certain of our standardized contracts for over-the-counter derivative transactions (“ISDA Master Agreements”) contain credit risk related contingent provisions pertaining to each counterparty’s credit rating. In some ISDA Master Agreements, if the counterparty’s credit rating, or in some agreements, our assets under management (“AUM”), falls below a specified threshold, either a default or a termination event permitting the counterparty to terminate the ISDA Master Agreement would be triggered. In all agreements that provide for collateralization, various levels of collateralization of net liability positions are applicable, depending on the credit rating of the counterparty. As of June 30, 2018 and December 31, 2017, we delivered $3.0 million and $8.8 million, respectively, of cash collateral into brokerage accounts. We report this cash collateral in cash and cash equivalents in our condensed consolidated statements of financial condition.

As of June 30, 2018 and December 31, 2017, we held $8.2 million and $5.0 million, respectively, of long exchange-traded equity options, which are included in other investments on our condensed consolidated statements of financial condition. In addition, as of June 30, 2018 and December 31, 2017, we held $18.3 million and $13.6 million, respectively, of short exchange-traded equity options, which are included in securities sold not yet purchased on our condensed consolidated statements of financial condition. Our options desk provides our clients with equity derivative strategies and execution for exchange-traded options on single stocks, exchange-traded funds and indices. While predominately agency-based, the options desk may commit capital to facilitate a client’s transaction. Our options desk hedges the risks associated with this activity by taking offsetting positions in equities. For the three and six months ended June 30, 2018, we recognized $4.7 million and $8.9 million, respectively, of losses on equity options activity. For the three and six months ended June 30, 2017, we recognized $5.4 million and $9.2 million, respectively, of losses on equity options activity. These losses are recognized in investment gains (losses) in the condensed consolidated statements of income.

Index

11.	Offsetting Assets and Liabilities

See Note 14, Consolidated Company-Sponsored Investment Funds, for disclosure of offsetting assets and liabilities of our consolidated company-sponsored investment funds.

Offsetting of assets as of June 30, 2018 and December 31, 2017 was as follows:

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
	(in thousands)
June 30, 2018:
Securities borrowed	$72,916	$—	$72,916	$(68,096)	$—	$4,820
Derivatives	$14,113	$—	$14,113	$—	$(250)	$13,863
Long exchange-traded options	$8,233	$—	$8,233	$—	$—	$8,233
December 31, 2017:
Securities borrowed	$85,371	$—	$85,371	$(82,353)	$—	$3,018
Derivatives	$11,619	$—	$11,619	$—	$(519)	$11,100
Long exchange-traded options	$4,981	$—	$4,981	$—	$—	$4,981

Offsetting of liabilities as of June 30, 2018 and December 31, 2017 was as follows:

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
	(in thousands)
June 30, 2018:
Securities loaned	$85,805	$—	$85,805	$(84,274)	$—	$1,531
Derivatives	$14,552	$—	$14,552	$—	$(3,028)	$11,524
Short exchange-traded options	$18,342	$—	$18,342	$—	$—	$18,342
December 31, 2017:
Securities loaned	$37,960	$—	$37,960	$(37,922)	$—	$38
Derivatives	$14,323	$—	$14,323	$—	$(8,794)	$5,529
Short exchange-traded options	$13,585	$—	$13,585	$—	$—	$13,585

Cash collateral, whether pledged or received on derivative instruments, is not considered material and, accordingly, is not disclosed by counterparty.

Index

12.	Fair Value

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

Index

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Valuation of our financial instruments by pricing observability levels as of June 30, 2018 and December 31, 2017 was as follows (in thousands):

	Level 1	Level 2	Level 3	NAV Expedient(1)	Other	Total
June 30, 2018:
Money markets	$85,479	$—	$—	$—	$—	$85,479
Securities segregated (U.S. Treasury Bills)	—	1,288,867	—	—	—	1,288,867
Derivatives	2,105	12,008	—	—	—	14,113
Investments
U.S. Treasury Bills	—	47,565	—	—	—	47,565
Equity securities	246,820	7,088	117	400	—	254,425
Long exchange-traded options	8,233	—	—	—	—	8,233
Limited partnership hedge funds(2)	—	—	—	—	138,216	138,216
Private equity	—	—	—	36,967	—	36,967
Time deposits(3)	—	—	—	—	8,793	8,793
Other investments	—	—	—	—	11,438	11,438
Total investments	255,053	54,653	117	37,367	158,447	505,637
Total assets measured at fair value	$342,637	$1,355,528	$117	$37,367	$158,447	$1,894,096

Securities sold not yet purchased
Short equities – corporate	$7,454	$—	$—	$—	$—	$7,454
Short exchange-traded options	18,342	—	—	—	—	18,342
Derivatives	985	13,567	—	—	—	14,552
Contingent payment arrangements	—	—	10,960	—	—	10,960
Total liabilities measured at fair value	$26,781	$13,567	$10,960	$—	$—	$51,308

December 31, 2017:
Money markets	$62,071	$—	$—	$—	$—	$62,071
Securities segregated (U.S. Treasury Bills)	—	816,350	—	—	—	816,350
Derivatives	948	10,671	—	—	—	11,619
Investments
U.S. Treasury Bills	—	52,609	—	—	—	52,609
Equity securities	276,755	16,618	117	94	—	293,584
Long exchange-traded options	4,981	—	—	—	—	4,981
Limited partnership hedge funds(2)	—	—	—	—	37,199	37,199
Private equity	—	—	954	37,232	—	38,186
Time deposits(3)	—	—	—	—	5,138	5,138
Other investments	—	—	—	—	11,892	11,892
Total investments	281,736	69,227	1,071	37,326	54,229	443,589
Total assets measured at fair value	$344,755	$896,248	$1,071	$37,326	$54,229	$1,333,629

Securities sold not yet purchased
Short equities – corporate	$16,376	$—	$—	$—	$—	$16,376

Index

Short exchange-traded options	13,585	—	—	—	—	13,585
Derivatives	2,540	11,783	—	—	—	14,323
Contingent payment arrangements	—	—	10,855	—	—	10,855
Total liabilities measured at fair value	$32,501	$11,783	$10,855	$—	$—	$55,139

(1) Investments measured at fair value using NAV (or its equivalent) as a practical expedient.
(2) Investments in equity method investees that are not measured at fair value in accordance with GAAP.
(3) Investments carried at amortized cost that are not measured at fair value in accordance with GAAP.

One of our private equity investments (measured at fair value using NAV as a practical expedient) is a venture capital fund with a fair value of $37.0 million and no unfunded commitment as of June 30, 2018. This partnership invests in communications, consumer, digital media, healthcare and information technology markets. The fair value of this investment has been estimated using the capital account balances provided by the partnership. The interest in this partnership cannot be redeemed without specific approval by the general partner.

Other investments include (i) an investment in a start-up company that does not have a readily available fair value ($4.6 million as of June 30, 2018 and December 31, 2017), (ii) an investment in an equity method investee that is not measured at fair value in accordance with GAAP ($3.7 million as of June 30, 2018 and $4.1 million as of December 31, 2017), and (iii) broker dealer exchange memberships ($3.1 million as of June 30, 2018 and $3.2 million as of December 31, 2017).
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

During the six months ended June 30, 2018, there were no transfers between Level 1 and Level 2 securities.
The change in carrying value associated with Level 3 financial instruments carried at fair value, classified as private equity and trading equity securities, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Balance as of beginning of period	$1,071	$5,026	$1,071	$5,023
Purchases	—	—	—	—
Sales	—	—	—	—
Realized gains (losses), net	—	—	—	—
Unrealized gains (losses), net	(954)	2	(954)	5
Balance as of end of period	$117	$5,028	$117	$5,028

Transfers into and out of all levels of the fair value hierarchy are reflected at end-of-period fair values. Realized and unrealized gains and losses on Level 3 financial instruments are recorded in investment gains and losses in the condensed consolidated statements of income.

As of December 31, 2017, we had an investment in a private equity fund focused exclusively on the energy sector (fair value of $1.0 million) that was classified as Level 3 and written off during the second quarter of 2018.This investment's valuation was based on a market approach, considering recent transactions in the fund and the industry.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Balance as of beginning of period	$10,908	$17,177	$10,855	$17,589
Accretion	52	177	105	355
Payments	—	(577)	—	(1,167)
Balance as of end of period	$10,960	$16,777	$10,960	$16,777

During the third quarter of 2017, we made the final contingent consideration payment relating to our 2014 acquisition and recorded a change in estimate and wrote off the remaining contingent consideration payable relating to our 2010 acquisition. As of June 30, 2018 and December 31, 2017, one acquisition-related contingent liability with a fair value of $11.0 million and $10.9 million, respectively, remains relating to our 2016 acquisition, which was valued using a revenue growth rate of 31% and a discount rate ranging from 1.4% to 2.3%.

Index

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We did not have any material assets or liabilities that were measured at fair value for impairment on a nonrecurring basis during the six months ended June 30, 2018 or during the year ended December 31, 2017.

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

AB may be involved in various matters, including regulatory inquiries, administrative proceedings and litigation, some of which may allege significant damages. It is reasonably possible that we could incur losses pertaining to these matters, but we cannot currently estimate any such losses.

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
The balances of consolidated VIEs and VOEs included in our condensed consolidated statements of financial condition were as follows:

	June 30, 2018			December 31, 2017
	(in thousands)
	VIEs	VOEs	Total	VIEs	VOEs	Total
Cash and cash equivalents	$22,881	$812	$23,693	$326,158	$360	$326,518
Investments	196,391	105,234	301,625	1,189,835	56,448	1,246,283
Other assets	6,109	2,069	8,178	33,931	1,466	35,397
Total assets	$225,381	$108,115	$333,496	$1,549,924	$58,274	$1,608,198

Liabilities	$5,141	$1,831	$6,972	$695,997	$2,104	$698,101
Redeemable non-controlling interest	92,730	10,430	103,160	596,241	(18)	596,223
Partners' capital attributable to AB Unitholders	126,806	95,854	222,660	256,929	56,188	313,117
Non-redeemable non-controlling interests in consolidated entities	704	—	704	757	—	757
Total liabilities, redeemable non-controlling interest and partners' capital	$225,381	$108,115	$333,496	$1,549,924	$58,274	$1,608,198

During the second quarter of 2018, we deconsolidated a fund in which we have a seed investment of approximately $100 million due to no longer having a controlling financial interest. This VIE had significant consolidated assets and liabilities as of December 31, 2017.

Index

Fair Value
Cash and cash equivalents include cash on hand, demand deposits, overnight commercial paper and highly liquid investments with original maturities of three months or less. Due to the short-term nature of these instruments, the recorded value has been determined to approximate fair value.

Valuation of consolidated company-sponsored investment funds' financial instruments by pricing observability levels as of June 30, 2018 and December 31, 2017 was as follows (in thousands):

	Level 1	Level 2	Level 3	NAV Expedient	Total
June 30, 2018:
Investments - VIEs	$19,044	$171,609	$5,738	$—	$196,391
Investments - VOEs	53,721	51,380	133	—	105,234
Derivatives - VIEs	289	2,339	—	—	2,628
Derivatives - VOEs	60	796	—	—	856
Total assets measured at fair value	$73,114	$226,124	$5,871	$—	$305,109

Derivatives - VIEs	111	2,875	—	—	2,986
Derivatives - VOEs	94	437	—	—	531
Total liabilities measured at fair value	$205	$3,312	$—	$—	$3,517

December 31, 2017:
Investments - VIEs	$1,053,824	$133,796	$2,205	$10	$1,189,835
Investments - VOEs	5,491	50,898	59	—	56,448
Derivatives - VIEs	252	30,384	—	—	30,636
Derivatives - VOEs	49	251	—	—	300
Total assets measured at fair value	$1,059,616	$215,329	$2,264	$10	$1,277,219

Short equities - VIEs	$669,258	$—	$—	$—	$669,258
Derivatives - VIEs	421	21,820	—	—	22,241
Derivatives - VOEs	12	619	—	—	631
Total liabilities measured at fair value	$669,691	$22,439	$—	$—	$692,130

See Note 12 for a description of the fair value methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Index

The change in carrying value associated with Level 3 financial instruments carried at fair value within consolidated company-sponsored investment funds was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)

Balance as of beginning of period	$5,901	$10,273	$2,264	$5,741
Deconsolidated funds	—	(6,697)	—	(6,697)
Transfers in (out)	337	(336)	324	413
Purchases	2,100	435	6,134	5,012
Sales	(2,290)	(824)	(2,623)	(1,897)
Realized (losses) gains, net	(104)	8	(99)	(4)
Unrealized (losses) gains, net	(75)	(54)	(133)	217
Accrued discounts	2	(8)	4	12
Balance as of end of period	$5,871	$2,797	$5,871	$2,797

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

Derivative Instruments
As of June 30, 2018 and December 31, 2017, the VIEs held $0.4 million and $8.4 million (net), respectively, of futures, forwards and swaps within their portfolios. For the three and six months ended June 30, 2018, we recognized $15.8 million and $0.9 million of gains, respectively, on these derivatives. For the three and six months ended June 30, 2017, we recognized $7.8 million and $15.0 million, respectively, of gains on these derivative positions. These gains and losses are recognized in investment gains (losses) in the condensed consolidated statements of income. As of both June 30, 2018 and December 31, 2017, the VIEs held $0.2 million of cash collateral payable to trade counterparties. This obligation to return cash is reported in the liabilities of consolidated company-sponsored investment funds in our condensed consolidated statements of financial condition. As of June 30, 2018 and December 31, 2017, the VIEs delivered $1.1 million and $2.9 million, respectively, of cash collateral into brokerage accounts. The VIEs report this cash collateral in the consolidated company-sponsored investment funds cash and cash equivalents in our condensed consolidated statements of financial condition.
As of both June 30, 2018 and December 31, 2017, the VOE held $0.3 million (net) of futures, forwards, options and swaps within their portfolios. For the three and six months ended June 30, 2018, we recognized $1.8 million and $1.3 million of gains, respectively, on these derivatives. These gains and losses are recognized in investment gains (losses) in the condensed consolidated statements of income. As of June 30, 2018, the VOEs held $0.1 million of cash collateral payable to trade counterparties. This obligation to return cash is reported in the liabilities of consolidated company-sponsored investment funds in our condensed consolidated statements of financial condition. As of June 30, 2018 and December 31, 2017, the VOEs held $0.6 million and $0.2 million of cash collateral into brokerage accounts. The VOEs report this cash collateral in the consolidated company-sponsored investment funds cash and cash equivalents in our condensed consolidated statements of financial condition.

Index

Offsetting Assets and Liabilities
Offsetting of derivative assets of consolidated company-sponsored investment funds as of June 30, 2018 and December 31, 2017 was as follows:

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
	(in thousands)
June 30, 2018:
Derivatives - VIEs	$2,628	$—	$2,628	$—	$(240)	$2,388
Derivatives - VOEs	$856	$—	$856	$—	$(136)	$720
December 31, 2017:
Derivatives - VIEs	$30,636	$—	$30,636	$—	$(194)	$30,442
Derivatives - VOEs	$300	$—	$300	$—	$(37)	$263

Offsetting of derivative liabilities of consolidated company-sponsored investment funds as of June 30, 2018 and December 31, 2017 was as follows:

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
	(in thousands)
June 30, 2018:
Derivatives - VIEs	$2,986	$—	$2,986	$—	$(1,089)	$1,897
Derivatives - VOEs	$531	$—	$531	$—	$(531)	$—
December 31, 2017:
Derivatives - VIEs	$22,241	$—	$22,241	$—	$(2,884)	$19,357
Derivatives - VOEs	$631	$—	$631	$—	$(228)	$403

Cash collateral, whether pledged or received on derivative instruments, is not considered material and, accordingly, is not disclosed by counterparty.
Non-Consolidated VIEs
As of June 30, 2018, the net assets of company-sponsored investment products that are non-consolidated VIEs are approximately $47.6 billion, and our maximum risk of loss is our investment of $6.2 million in these VIEs and our advisory fee receivables from these VIEs, which are not material.

Index

15.	Units Outstanding

Changes in AB Units outstanding during the six-month period ended June 30, 2018 were as follows:

Outstanding as of December 31, 2017	268,659,333
Options exercised	488,513
Units issued	2,471,307
Units retired (1)	(1,396,739)
Balance as of June 30, 2018	270,222,414

(1) Includes 3,750 AB Units purchased in private transactions and retired during the first six months of 2018.

16.	Debt

As of June 30, 2018 and December 31, 2017, AB had $515.9 million and $491.8 million, respectively, in commercial paper outstanding with weighted average interest rates of approximately 2.0% and 1.6%, respectively. The commercial paper is short term in nature, and as such, recorded value is estimated to approximate fair value (and considered a Level 2 security in the fair value hierarchy). Average daily borrowings of commercial paper during the first six months of 2018 and the full year 2017 were $429.3 million and $482.2 million, respectively, with weighted average interest rates of approximately 1.9% and 1.2%, respectively.
AB has a $200.0 million, unsecured 364-day senior revolving credit facility (the "Revolver") with a leading international bank and the other lending institutions that may be party thereto, which matures on November 28, 2018. The Revolver is available for AB's and SCB LLC's business purposes, including the provision of additional liquidity to meet funding requirements primarily related to SCB LLC's operations. Both AB and SCB LLC can draw directly under the Revolver and management expects to draw on the Revolver from time to time. AB has agreed to guarantee the obligations of SCB LLC under the Revolver. The Revolver contains affirmative, negative and financial covenants that are identical to those of AB's $1.0 billion committed, unsecured senior revolving credit facility. As of June 30, 2018, we had no amounts outstanding under the Revolver. As of December 31, 2017, we had $75.0 million outstanding under the Revolver with an interest rate of 2.4%. Average daily borrowing under the Revolver during the first six months of 2018 and full year 2017 were $18.0 million and $21.4 million, respectively, with weighted average interest rates of approximately 2.6% and 2.0%, respectively.

Index

17.	Changes in Capital

Changes in capital during the six-month period ended June 30, 2018 were as follows:

	Partners’ Capital Attributable to AB Unitholders	Non-Redeemable Non-Controlling Interests In Consolidated Entities	Total Capital
	(in thousands)
Balance as of December 31, 2017	$4,061,740	$1,564	$4,063,304
Comprehensive income:
Net income	365,861	118	365,979
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(10,611)	(23)	(10,634)
Changes in employee benefit related items	463	—	463
Other	374	—	374
Comprehensive income	356,087	95	356,182

Distributions to General Partner and unitholders	(466,522)	—	(466,522)
Compensation-related transactions	(11,805)	—	(11,805)
Capital contributions to affiliates	(1,178)	—	(1,178)
Impact of adoption of revenue recognition standard ASC 606 and ASU 2016-01	34,577	—	34,577
Balance as of June 30, 2018	$3,972,899	$1,659	$3,974,558

Index

Changes in capital during the six-month period ended June 30, 2017 were as follows:

	Partners’ Capital Attributable to AB Unitholders	Non-redeemable Non-Controlling Interests In Consolidated Entities	Total Capital
	(in thousands)
Balance as of December 31, 2016	$4,032,017	$36,172	$4,068,189
Comprehensive income:
Net income	275,040	9,610	284,650
Other comprehensive income, net of tax:
Unrealized (losses) on investments	8	—	8
Foreign currency translation adjustments	15,407	949	16,356
Changes in employee benefit related items	456	—	456
Comprehensive income	290,911	10,559	301,470

Distributions to General Partner and unitholders	(339,139)	—	(339,139)
Compensation-related transactions	(96,889)	—	(96,889)
Capital contributions to affiliates	(280)	—	(280)
Purchase of non-controlling interest	173	(2,006)	(1,833)
Distributions to non-controlling interests of our consolidated venture capital fund	—	(7,868)	(7,868)
Other	(679)	—	(679)
Balance as of June 30, 2017	$3,886,114	$36,857	$3,922,971

18.	Non-controlling Interests

Non-controlling interest in net income for the three and six months ended June 30, 2018 and 2017 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Non-redeemable non-controlling interests:
Consolidated company-sponsored investment funds	$(11)	$7,930	$(53)	$9,415
Other	73	48	171	195
Total non-redeemable non-controlling interests	62	7,978	118	9,610
Redeemable non-controlling interests:
Consolidated company-sponsored investment funds	199	9,191	22,793	23,877
Total non-controlling interest in net income	$261	$17,169	$22,911	$33,487

Index

Non-redeemable non-controlling interest as of June 30, 2018 and December 31, 2017 consisted of the following:

	June 30, 2018	December 31, 2017
	(in thousands)
Consolidated company-sponsored investment funds	$704	$757
CPH Capital Fondsmaeglerselskab A/S	955	807
Total non-redeemable non-controlling interest	$1,659	$1,564

Redeemable non-controlling interest as of June 30, 2018 and December 31, 2017 consisted of the following:

	June 30, 2018	December 31, 2017
	(in thousands)
Consolidated company-sponsored investment funds	$103,160	$596,223
CPH Capital Fondsmaeglerselskab A/S acquisition	5,364	5,364
Total redeemable non-controlling interest	$108,524	$601,587

Index

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview
Our total assets under management (“AUM”) as of June 30, 2018 were $539.8 billion, down $9.7 billion, or 1.8%, compared to March 31, 2018, and up $23.2 billion, or 4.5%, compared to June 30, 2017. During the second quarter of 2018, AUM decreased as a result net outflows of $7.7 billion (Institutional net outflows of $8.0 billion and $0.6 billion for Retail, offset by net inflows of $0.9 billion for Private Wealth Management) and market depreciation of $2.0 billion. During the twelve months ended June 30, 2018, AUM increased as a results of market appreciation of $24.6 billion, offset by net outflows of $1.4 billion (Institutional net outflows of $6.4 billion, offset by net inflows of $2.9 billion for Private Wealth Management and $2.1 billion for Retail).

Institutional AUM decreased $10.6 billion, or 4.0%, to $254.4 billion during the second quarter of 2018, due to net outflows of $8.0 billion and market depreciation of $2.6 billion. The second quarter's net outflows included a $7.0 billion low-fee Customized Retirement Strategies ("CRS") redemption in April. Gross sales decreased sequentially from $14.8 billion during the first quarter of 2018 to $3.9 billion during the second quarter of 2018, primarily due to $10.1 billion of CRS fundings in the prior quarter. Redemptions and terminations decreased from $14.5 billion sequentially to $9.9 billion.

Retail AUM decreased $0.7 billion, or 0.4%, to $190.3 billion during the second quarter of 2018, due to net outflows of $0.6 billion and market depreciation of $0.1 billion. Gross sales decreased sequentially from $14.9 billion during the first quarter of 2018 to $11.6 billion during the second quarter of 2018, while redemptions and terminations decreased sequentially from $14.1 billion to $10.6 billion.

Private Wealth Management AUM increased $1.6 billion, or 1.7%, to $95.1 billion during the second quarter of 2018, due to net inflows of $0.9 billion and market appreciation of $0.7 billion. Gross sales decreased sequentially from $4.4 billion during the first quarter of 2018 to $3.5 billion during the second quarter of 2018, and redemptions and terminations increased sequentially from $2.6 billion to $2.8 billion.

Bernstein Research Services revenue for the second quarter of 2018 was $106.2 million, down $3.3 million, or 3.0%, compared to the second quarter of 2017, due to lower revenues in the U.S. and Europe due mainly to a volume shift towards lower priced electronic trading, partially offset by higher revenues in Asia and the impact of a weaker U.S. dollar. Global revenues continue to be negatively impacted by fee pressure due to unbundling of research payments from trading commissions.

Net revenues for the second quarter of 2018 increased $42.4 million, or 5.3%, to $844.7 million from $802.3 million in the second quarter of 2017. The most significant contributors to the increase were higher investment advisory base fees of $45.1 million and higher performance-based fees of $20.6 million, offset by lower investments gains of $23.9 million. Operating expenses for the second quarter of 2018 increased $15.5 million, or 2.4%, to $655.3 million from $639.8 million in the second quarter of 2017. The increase primarily was due to higher employee compensation and benefits of $30.4 million and higher promotion and servicing expenses of $7.4 million, offset by lower real estate charges of $13.8 million and lower other general and administrative expenses of $8.6 million. Our operating income increased $26.9 million, or 16.6%, to $189.4 million from $162.5 million and our operating margin increased to 22.4% in the second quarter of 2018 from 18.1% in the second quarter of 2017.

Market Environment
Market volatility accelerated during the second quarter of 2018, resulting from increasing concerns about global trade wars, the slowing pace of global growth, inflation and more aggressive monetary policy in the U.S. U.S. and global equity markets were mixed, with U.S. markets trading higher while global and emerging markets traded in negative territory. Returns were weak across most bond categories as credit spreads began to increase, though U.S. high yield and municipals were positive; high yield spreads remain below, and investment grade spreads near, their historical averages. The U.S. Federal Reserve, based on strong economic data and low unemployment, increased interest rates in June for the second time in 2018 and signaled two additional rate increases later in the year, as well as three more in 2019. As a result, the U.S. dollar strengthened against the Euro and most other currencies. In Europe, which continues to struggle with disappointing economic data and challenged growth, the European Central Bank confirmed that, although the Bank will end it asset purchases programs in December 2018, the Bank is unlikely to increase interest rates before the third quarter of 2019. In China, the industrial sector slowed and the risk of decreased growth rose as the U.S. and China each imposed tariffs on various goods and services.

Index

Overall, rising volatility, moderate returns and increased dispersions highlight the importance of security selection, which should bode well for active managers, such as AB, and has led to greater outperformance. And, opportunities remain in various segments of the bond market despite the rising rate environment in which we find ourselves.

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
AXA Equitable Holdings IPO
During 2017, AXA S.A. (“AXA”) announced its intention to pursue the sale of a minority stake in AXA Equitable Holdings, Inc. ("EQH"), the holding company for a diversified financial services organization, through an initial public offering ("IPO"). During the second quarter of 2018, EQH completed the IPO and, as a result, AXA owns approximately 71.9% of the outstanding common stock of EQH as of June 30, 2018. EQH and it subsidiaries have an approximate 64.7% economic interest in AB as of June 30, 2018. AXA has announced its intention to sell its entire interest in EQH over time, subject to market conditions and other factors. AXA is under no obligation to do so and retains the sole discretion to determine the timing of any future sales of shares of EQH common stock.
While we cannot at this time predict the eventual impact, if any, on AB of this transaction, it could include a reduction in the support AXA has provided to AB in the past with respect to AB's investment management business, resulting in a decrease in our revenues and ability to initiate new investment services. Also, AB relies on AXA for a number of significant services and benefits from its affiliation with AXA in certain common vendor relationships. Some of these arrangements are expected to change with possible negative financial implications for AB.
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

Relocation Strategy
On May 2, 2018, we announced that we will establish our corporate headquarters in, and relocate approximately 1,050 jobs currently located in the New York metro area to, Nashville, TN. Our Nashville headquarters will house Finance, IT, Operations, Legal, Compliance, Internal Audit, Human Capital, and Sales and Marketing. We have begun relocating jobs and expect this transition to take several years. We will continue to maintain a principal location in New York City, which will house our Portfolio Management, Sell-Side Research and Trading, and New York-based Private Wealth Management businesses.
We believe relocating our corporate headquarters to Nashville will afford us the opportunity to provide an improved quality of life alternative for our employees and enable us to attract and recruit new talented employees to a highly desirable location while improving the long-term cost structure of the firm.
During the transition period, which has begun in 2018 and is expected to continue through 2024, we currently estimate that we will incur transition costs of approximately $125 million to $135 million. These costs include employee relocation, severance, recruitment, and overlapping compensation and occupancy costs. Over this same period, we expect to realize total expense savings of approximately $150 million to $160 million, an amount greater than the total transition costs. However, we will incur some transition costs before we begin to realize expense savings. We currently anticipate that the largest reduction in EPU during the transition period will be approximately $0.04 in 2018. We expect to achieve break-even or possibly a slight increase in EPU in 2021 and then achieve EPU accretion in each year thereafter. Beginning in 2025, once the transition period has been completed,

Index

we estimate ongoing annual expense savings of approximately $70 million, which will result from a combination of occupancy and compensation-related savings. Our estimates for both the transition costs and the corresponding expense savings are based upon our current assumptions of employee relocation costs, severance and overlapping compensation and occupancy costs. In addition, our estimates for both the timing of when we incur transition costs and realize the related expense savings is based on our current relocation implementation plan and the timing for execution of each phase. The actual total charges we eventually record, the related expense savings we realize and timing of EPU impact are expected to differ from our current estimates as we implement each phase of our headquarters relocation.
Adjusted Operating Margin Target
We have adopted a goal of increasing our adjusted operating margin from 27.7% (which we achieved for 2017) to a target of 30% by 2020 (the “2020 Margin Target”), subject to the assumptions, factors and contingencies discussed below.

Actual results related to this target may vary depending on various factors, including capital market outcomes, the global regulatory environment in which we operate, the performance of our investment services, the net flows experienced by our investment services and the successful management of our costs. Also, the relocation of our corporate headquarters outside of the New York City metropolitan area, which is described immediately above, will likely involve substantial transitional costs, including employee relocation, severance, recruitment and duplicative compensation and occupancy costs. If the transitional costs we incur in 2018 through 2020 significantly exceed any cost savings we realize in those years from our relocation strategy, our actual adjusted operating margin for 2020 will be adversely affected and, as a result, we may not reach the 2020 Margin Target.

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

Index

Assets Under Management

Assets under management by distribution channel are as follows:

	As of June 30,
	2018	2017	$ Change	% Change
	(in billions)

Institutions	$254.4	$252.9	$1.5	0.6%
Retail	190.3	177.3	13.0	7.4
Private Wealth Management	95.1	86.4	8.7	10.0
Total	$539.8	$516.6	$23.2	4.5

Assets under management by investment service are as follows:

	As of June 30,
	2018	2017	$ Change	% Change
	(in billions)
Equity
Actively Managed	$147.2	$124.5	$22.7	18.3%
Passively Managed(1)	53.8	50.1	3.7	7.4
Total Equity	201.0	174.6	26.4	15.2

Fixed Income
Actively Managed
Taxable	225.9	236.6	(10.7)	(4.5)
Tax–exempt	41.6	39.2	2.4	6.1
	267.5	275.8	(8.3)	(3.0)

Passively Managed(1)	10.1	9.9	0.2	1.5
Total Fixed Income	277.6	285.7	(8.1)	(2.9)

Other(2)
Actively Managed	60.4	55.8	4.6	8.4
Passively Managed(1)	0.8	0.5	0.3	29.1
Total Other	61.2	56.3	4.9	8.6
Total	$539.8	$516.6	$23.2	4.5

(1)Includes index and enhanced index services.
(2)Includes certain multi-asset solutions and services and certain alternative investments.

Index

Changes in assets under management for the three-month, six-month and twelve-month periods ended June 30, 2018 are as follows:

	Distribution Channel
	Institutions	Retail	Private Wealth Management	Total
	(in billions)
Balance as of March 31, 2018	$265.0	$191.0	$93.5	$549.5
Long-term flows:
Sales/new accounts	3.9	11.6	3.5	19.0
Redemptions/terminations	(9.9)	(10.6)	(2.8)	(23.3)
Cash flow/unreinvested dividends	(2.0)	(1.6)	0.2	(3.4)
Net long-term (outflows) inflows	(8.0)	(0.6)	0.9	(7.7)
Market (depreciation) appreciation	(2.6)	(0.1)	0.7	(2.0)
Net change	(10.6)	(0.7)	1.6	(9.7)
Balance as of June 30, 2018	$254.4	$190.3	$95.1	$539.8

Balance as of December 31, 2017	$269.3	$192.9	$92.3	$554.5
Long-term flows:
Sales/new accounts	18.7	26.5	8.0	53.2
Redemptions/terminations	(24.4)	(24.7)	(5.4)	(54.5)
Cash flow/unreinvested dividends	(5.1)	(3.7)	—	(8.8)
Net long-term (outflows) inflows	(10.8)	(1.9)	2.6	(10.1)
Market (depreciation) appreciation	(4.1)	(0.7)	0.2	(4.6)
Net change	(14.9)	(2.6)	2.8	(14.7)
Balance as of June 30, 2018	$254.4	$190.3	$95.1	$539.8

Balance as of June 30, 2017	$252.9	$177.3	$86.4	$516.6
Long-term flows:
Sales/new accounts	25.5	53.3	13.6	92.4
Redemptions/terminations	(27.5)	(44.2)	(10.7)	(82.4)
Cash flow/unreinvested dividends	(4.4)	(7.0)	—	(11.4)
Net long-term (outflows) inflows	(6.4)	2.1	2.9	(1.4)
Market appreciation	7.9	10.9	5.8	24.6
Net change	1.5	13.0	8.7	23.2
Balance as of June 30, 2018	$254.4	$190.3	$95.1	$539.8

Index

	Investment Service
	Equity Actively Managed	Equity Passively Managed(1)	Fixed Income Actively Managed - Taxable	Fixed Income Actively Managed - Tax- Exempt	Fixed Income Passively Managed(1)	Other(2)	Total
	(in billions)
Balance as of March 31, 2018	$142.5	$52.2	$237.0	$40.9	$10.0	$66.9	$549.5
Long-term flows:
Sales/new accounts	8.6	1.1	5.2	1.9	—	2.2	19.0
Redemptions/terminations	(5.0)	(0.3)	(8.9)	(1.6)	(0.1)	(7.4)	(23.3)
Cash flow/unreinvested dividends	(0.2)	(0.5)	(2.2)	—	0.3	(0.8)	(3.4)
Net long-term inflows (outflows)	3.4	0.3	(5.9)	0.3	0.2	(6.0)	(7.7)
Market appreciation (depreciation)	1.3	1.3	(5.2)	0.4	(0.1)	0.3	(2.0)
Net change	4.7	1.6	(11.1)	0.7	0.1	(5.7)	(9.7)
Balance as of June 30, 2018	$147.2	$53.8	$225.9	$41.6	$10.1	$61.2	$539.8

Balance as of December 31, 2017	$139.4	$54.3	$247.9	$40.4	$9.9	$62.6	$554.5
Long-term flows:
Sales/new accounts	19.5	1.1	13.7	4.3	—	14.6	53.2
Redemptions/terminations	(11.7)	(0.4)	(24.1)	(3.1)	(0.2)	(15.0)	(54.5)
Cash flow/unreinvested dividends	(1.5)	(1.9)	(5.1)	—	0.4	(0.7)	(8.8)
Net long-term inflows (outflows)	6.3	(1.2)	(15.5)	1.2	0.2	(1.1)	(10.1)
Market appreciation (depreciation)	1.5	0.7	(6.5)	—	—	(0.3)	(4.6)
Net change	7.8	(0.5)	(22.0)	1.2	0.2	(1.4)	(14.7)
Balance as of June 30, 2018	$147.2	$53.8	$225.9	$41.6	$10.1	$61.2	$539.8

Index

Balance as of June 30, 2017	$124.5	$50.1	$236.6	$39.2	$9.9	$56.3	$516.6
Long-term flows:
Sales/new accounts	31.3	1.8	33.0	8.0	0.1	18.2	92.4
Redemptions/terminations	(21.5)	(0.6)	(37.6)	(6.0)	(0.5)	(16.2)	(82.4)
Cash flow/unreinvested dividends	(2.6)	(4.1)	(4.2)	—	0.4	(0.9)	(11.4)
Net long-term inflows (outflows)	7.2	(2.9)	(8.8)	2.0	—	1.1	(1.4)
Market appreciation (depreciation)	15.5	6.6	(1.9)	0.4	0.2	3.8	24.6
Net change	22.7	3.7	(10.7)	2.4	0.2	4.9	23.2
Balance as of June 30, 2018	$147.2	$53.8	$225.9	$41.6	$10.1	$61.2	$539.8

(1)Includes index and enhanced index services.
(2)Includes certain multi-asset solutions and services and certain alternative investments.

Net long-term inflows (outflows) for actively managed investment services as compared to passively managed investment services for the three-month, six-month and twelve-month periods ended June 30, 2018 are as follows:

	Periods Ended June 30, 2018
	Three-months	Six-months	Twelve-months
	(in billions)
Actively Managed
Equity	$3.4	$6.3	$7.2
Fixed Income	(5.6)	(14.3)	(6.8)
Other	(6.0)	(1.2)	1.0
	(8.2)	(9.2)	1.4
Passively Managed
Equity	0.3	(1.2)	(2.9)
Fixed Income	0.2	0.2	—
Other	—	0.1	0.1
	0.5	(0.9)	(2.8)
Total net long-term (outflows)	$(7.7)	$(10.1)	$(1.4)

Index

Average assets under management by distribution channel and investment service are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
	(in billions)				(in billions)
Distribution Channel:
Institutions	$256.7	$248.9	$7.8	3.2%	$262.7	$246.5	$16.2	6.6%
Retail	191.0	173.4	17.6	10.1	192.7	169.2	23.5	13.9
Private Wealth Management	94.5	85.4	9.1	10.7	94.2	83.9	10.3	12.3
Total	$542.2	$507.7	$34.5	6.8	$549.6	$499.6	$50.0	10.0
Investment Service:
Equity Actively Managed	$145.4	$121.8	$23.6	19.3%	$144.4	$118.8	$25.6	21.6%
Equity Passively Managed(1)	52.7	49.7	3.0	6.1	53.7	49.2	4.5	9.1
Fixed Income Actively Managed – Taxable	230.6	232.9	(2.3)	(1.0)	236.9	229.6	7.3	3.2
Fixed Income Actively Managed – Tax-exempt	41.1	38.5	2.6	6.8	40.8	37.9	2.9	7.7
Fixed Income Passively Managed(1)	10.0	10.2	(0.2)	(2.5)	10.0	10.6	(0.6)	(5.9)
Other (2)	62.4	54.6	7.8	14.5	63.8	53.5	10.3	19.3
Total	$542.2	$507.7	$34.5	6.8	$549.6	$499.6	$50.0	10.0

(1)Includes index and enhanced index services.
(2)Includes certain multi-asset solutions and services and certain alternative investments.

Our Institutional channel second quarter average AUM of $256.7 billion increased $7.8 billion, or 3.2%, compared to the second quarter of 2017. Our Institutional AUM increased $1.5 billion, or 0.6%, to $254.4 billion over the last twelve months. The $1.5 billion increase in AUM resulted from market appreciation of $7.9 billion, offset by net outflows of $6.4 billion. The $7.8 billion increase in average AUM (second quarter 2018 compared to second quarter 2017) is significantly higher than the $1.5 billion increase in period-ending AUM (June 30, 2018 compared to June 30, 2017) due to the timing of net flows during the twelve-month period ($1.6 billion of net inflows for June 30, 2017 through March 31, 2018 and $8.0 billion of net outflows in the second quarter of 2018).
Our Retail channel second quarter average AUM of $191.0 billion increased $17.6 billion, or 10.1%, compared to the second quarter of 2017, primarily due to our Retail AUM increasing $13.0 billion, or 7.4%, to $190.3 billion over the last twelve months. The $13.0 billion increase in AUM resulted from market appreciation of $10.9 billion and net inflows of $2.1 billion.
Our Private Wealth Management channel second quarter average AUM of $94.5 billion increased $9.1 billion, or 10.7%, compared to the second quarter of 2017, primarily due to our Private Wealth Management AUM increasing $8.7 billion, or 10.0%, to $95.1 billion over the last twelve months. The $8.7 billion increase in AUM resulted from market appreciation of $5.8 billion and net inflows of $2.9 billion.

Index

Absolute investment composite returns, gross of fees, and relative performance as of June 30, 2018 compared to benchmarks for certain representative Institutional equity and fixed income services are as follows:

	1-Year	3-Year	5-Year
Global High Income - Hedged (fixed income)
Absolute return	1.6%	5.8%	5.8%
Relative return (vs. Bloomberg Barclays Global High Yield Index - Hedged)	0.5	0.1	—
U.S. High Yield (fixed income)
Absolute return	2.9	5.1	5.7
Relative return (vs. Bloomberg Barclays U.S. Corp. High Yield Index)	0.3	(0.4)	0.1
Global Plus - Hedged (fixed income)
Absolute return	1.1	3.5	3.9
Relative return (vs. Bloomberg Barclays Global Aggregate Index - Hedged)	(0.5)	0.7	0.6
Intermediate Municipal Bonds (fixed income)
Absolute return	1.0	2.1	2.4
Relative return (vs. Lipper Short/Int. Blended Muni Fund Avg)	0.1	0.6	0.6
U.S. Strategic Core Plus (fixed income)
Absolute return	0.3	2.8	3.3
Relative return (vs. Bloomberg Barclays U.S. Aggregate Index)	0.7	1.1	1.1
Emerging Market Debt (fixed income)
Absolute return	(3.4)	4.5	4.5
Relative return (vs. JPM EMBI Global/JPM EMBI)	(1.0)	0.2	0.1
Emerging Markets Value
Absolute return	1.9	3.0	5.0
Relative return (vs. MSCI EM Index)	(6.3)	(2.6)	(0.1)
Global Strategic Value
Absolute return	5.6	5.4	10.0
Relative return (vs. MSCI ACWI Index)	(5.1)	(2.8)	0.6
U.S. Small & Mid Cap Value
Absolute return	15.3	11.2	12.8
Relative return (vs. Russell 2500 Value Index)	3.9	1.5	2.0
U.S. Strategic Value
Absolute return	8.5	4.8	9.2
Relative return (vs. Russell 1000 Value Index)	1.8	(3.5)	(1.2)
U.S. Small Cap Growth
Absolute return	36.8	15.9	16.5
Relative return (vs. Russell 2000 Growth Index)	15.0	5.2	2.9
U.S. Large Cap Growth
Absolute return	23.2	15.8	19.2
Relative return (vs. Russell 1000 Growth Index)	0.7	0.8	2.9
U.S. Small & Mid Cap Growth
Absolute return	33.1	14.1	15.4
Relative return (vs. Russell 2500 Growth Index)	11.6	3.2	1.6
Concentrated U.S. Growth
Absolute return	13.9	11.2	14.5
Relative return (vs. S&P 500 Index)	(0.5)	(0.8)	1.1
Select U.S. Equity
Absolute return	16.1	11.8	13.3
Relative return (vs. S&P 500 Index)	1.7	(0.1)	(0.1)
Strategic Equities
Absolute return	14.8	10.3	13.0
Relative return (vs. Russell 3000 Index)	—	(1.3)	(0.3)
Global Core Equity
Absolute return	11.9	10.3	10.1
Relative return (vs. MSCI ACWI Index)	1.1	2.2	0.7

Index

Consolidated Results of Operations

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
	(in thousands, except per unit amounts)
Net revenues	$844,738	$802,313	$42,425	5.3%	$1,712,525	$1,567,230	$145,295	9.3%
Expenses	655,274	639,776	15,498	2.4	1,300,390	1,238,381	62,009	5.0
Operating income	189,464	162,537	26,927	16.6	412,135	328,849	83,286	25.3
Income taxes	7,538	10,265	(2,727)	(26.6)	23,363	20,322	3,041	15.0
Net income	181,926	152,272	29,654	19.5	388,772	308,527	80,245	26.0
Net income of consolidated entities attributable to non-controlling interests	261	17,169	(16,908)	(98.5)	22,911	33,487	(10,576)	(31.6)
Net income attributable to AB Unitholders	$181,665	$135,103	$46,562	34.5	$365,861	$275,040	$90,821	33.0

Diluted net income per AB Unit	$0.66	$0.50	$0.16	32.0	$1.34	$1.01	$0.33	32.7

Distributions per AB Unit	$0.69	$0.56	$0.13	23.2	$1.49	$1.08	$0.41	38.0

Operating margin (1)	22.4%	18.1%			22.7%	18.8%

(1)Operating income excluding net income (loss) attributable to non-controlling interests as a percentage of net revenues.

Net income attributable to AB Unitholders for the three months ended June 30, 2018 increased $46.6 million, or 34.5%, from the three months ended June 30, 2017. The increase primarily is due to (in millions):

Higher base advisory fees	$45.1
Lower general and administrative expenses (including real estate charges)	22.5
Higher performance-based fees	20.6
Lower net income of consolidated entities attributable to non-controlling interests	16.9
Higher employee compensation and benefits	(30.4)
Lower investment gains	(23.9)
Higher trade execution, marketing, T&E and other expenses	(3.9)
Other	(0.3)
$46.6

Index

Net income attributable to AB Unitholders for the six months ended June 30, 2018 increased $90.8 million, or 33.0%, from the six months ended June 30, 2017. The increase primarily is due to (in millions):

Higher base advisory fees	$120.2
Higher performance-based fees	20.8
Lower general and administrative expenses (including real estate charges)	15.7
Lower net income of consolidated entities attributable to non-controlling interests	10.6
Higher other revenues	7.7
Higher employee compensation and benefits	(52.5)
Lower investment gains	(23.0)
Higher trade execution, marketing, T&E and other expenses	(7.6)
Other	(1.1)
$90.8

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

On January 1, 2018, we recorded a cumulative effect adjustment, net of tax, of $35.0 million to partners’ capital in the condensed consolidated statement of financial condition. This amount represents carried-interest distributions of $77.9 million previously received, net of revenue sharing payments to investment team-members of $42.7 million, with respect to which it is probable that significant reversal will not occur. These amounts were included in adjusted net revenues and adjusted operating income in the first quarter of 2018.

Real Estate Charges

Since 2010, we have sub-leased over one million square feet of office space.

During the first six months of 2018, we recorded pre-tax real estate charges of $6.6 million, resulting from changes in estimates pertaining to previously recorded real estate charges. During the first six months of 2017, we recorded pre-tax real estate charges of $20.7 million, resulting from new charges of $21.5 million primarily relating to the further consolidation of office space at our New York offices, offset by changes in estimates related to previously recorded real estate charges of $0.8 million.

Units Outstanding

Each quarter, we consider whether to implement a plan to repurchase AB Holding Units pursuant to Rules 10b5-1 and 10b-18 under the Exchange Act. A plan of this type allows a company to repurchase its shares at times when it otherwise might be prevented from doing so because of self-imposed trading blackout periods or because it possesses material non-public information. Each broker we select has the authority under the terms and limitations specified in the plan to repurchase AB Holding Units on our behalf in accordance with the terms of the plan. Repurchases are subject to regulations promulgated by the SEC as well as certain price, market volume and timing constraints specified in the plan. The plan adopted during the second quarter of 2018 expired at the close of business on July 25, 2018. We may adopt additional plans in the future to engage in open-market purchases of AB

Index

Holding Units to help fund anticipated obligations under our incentive compensation award program and for other corporate purposes.

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

Index

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands, except per unit amounts)
Net revenues, US GAAP basis	$844,738	$802,313	$1,712,525	$1,567,230
Adjustments:
Impact of adoption of revenue recognition standard ASC 606	—	—	77,844	—
Distribution-related payments	(106,301)	(100,632)	(216,455)	(194,845)
Amortization of deferred sales commissions	(6,113)	(8,307)	(12,711)	(17,386)
Pass-through fees and expenses	(10,487)	(9,701)	(21,096)	(20,108)
Impact of consolidated company-sponsored funds	(1,494)	(25,701)	(37,530)	(47,855)
Gain on sale of software technology	—	(4,231)	—	(4,231)
Long-term incentive compensation-related investment (gains) and dividend and interest	(698)	(2,076)	(582)	(5,214)
Other	47	—	47	—
Adjusted net revenues(1)	$719,692	$651,665	$1,502,042	$1,277,591

Operating income, US GAAP basis	$189,464	$162,537	$412,135	$328,849
Adjustments:
Impact of adoption of revenue recognition standard ASC 606	—	—	35,156	—
Real estate charges (credits)	6,909	20,747	6,645	20,745
Acquisition-related expenses	—	25	—	550
Gain on sale of software technology	—	(4,231)	—	(4,231)
Long-term incentive compensation-related items	585	417	1,002	484
Other	47	—	47	—
Sub-total of non-GAAP adjustments	7,541	16,958	42,850	17,548
Less: Net income of consolidated entities attributable to non-controlling interests	261	17,169	22,911	33,487
Adjusted operating income	196,744	162,326	432,074	312,910
Adjusted income taxes	7,830	11,342	24,498	21,410
Adjusted net income	188,914	150,984	407,576	291,500

Diluted net income per AB Unit, GAAP basis	$0.66	$0.50	$1.34	$1.01
Impact of non-GAAP adjustments	0.03	0.06	0.15	0.06
Adjusted diluted net income per AB Unit	$0.69	$0.56	$1.49	$1.07

Adjusted operating margin(1)	27.3%	24.9%	28.8%	24.5%

(1) Prior period adjusted net revenues and operating margin have been revised due to a GAAP reclassification of certain promotion and servicing expenses that impacted adjusted revenues previously presented.

Adjusted operating income for the three months ended June 30, 2018 increased $34.4 million, or 21.2%, from the three months ended June 30, 2017, primarily due to higher investment advisory base fees of $44.9 million and higher performance-based fees of $20.6 million, offset by higher employee compensation expense (excluding the impact of long-term incentive compensation-related items) of $31.6 million. Adjusted operating income for the six months ended June 30, 2018 increased $119.2 million, or 38.1%, from the six months ended June 30, 2017, primarily due to higher investment advisory base fees of $122.6 million and higher performance-based fees of $98.6 million, offset by higher employee compensation expense (excluding the impact of long-term incentive compensation-related items) of $99.8 million.

Index

On January 1, 2018, we recorded a cumulative effect adjustment, net of tax, of $35.0 million to partners’ capital in the condensed consolidated statement of financial condition. This amount represents carried-interest distributions of $77.9 million previously received, net of revenue sharing payments to investment team-members, of $42.7 million, with respect to which it is probable that significant reversal will not occur. These amounts were included in adjusted net revenues and adjusted operating income in the first quarter of 2018.

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

In the second quarter of 2017, we excluded a realized gain of $4.2 million on the exchange of software technology for an ownership stake in a third party provider of financial market data and trading tools.

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

Index

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

Index

Net Revenues

The adoption of ASC 606, discussed previously, had no significant impact on revenue recognition during the first six months of 2018. The components of net revenues are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
	(in thousands)				(in thousands)
Investment advisory and services fees:
Institutions:
Base fees	$110,793	$107,089	$3,704	3.5%	$225,878	$209,498	$16,380	7.8%
Performance-based fees	3,575	2,452	1,123	45.8	4,763	6,678	(1,915)	(28.7)
	114,368	109,541	4,827	4.4	230,641	216,176	14,465	6.7
Retail:
Base fees	247,940	224,182	23,758	10.6	498,551	433,279	65,272	15.1
Performance-based fees	13,524	11,818	1,706	14.4	15,035	13,423	1,612	12.0
	261,464	236,000	25,464	10.8	513,586	446,702	66,884	15.0
Private Wealth Management:
Base fees	202,839	185,214	17,625	9.5	404,481	365,884	38,597	10.5
Performance-based fees	18,199	408	17,791	4,360.5	21,760	691	21,069	3,049.1
	221,038	185,622	35,416	19.1	426,241	366,575	59,666	16.3
Total:
Base fees	561,572	516,485	45,087	8.7	1,128,910	1,008,661	120,249	11.9
Performance-based fees	35,298	14,678	20,620	140.5	41,558	20,792	20,766	99.9
	596,870	531,163	65,707	12.4	1,170,468	1,029,453	141,015	13.7

Bernstein Research Services	106,211	109,470	(3,259)	(3.0)	220,611	222,211	(1,600)	(0.7)
Distribution revenues	105,118	100,149	4,969	5.0	213,122	196,703	16,419	8.3
Dividend and interest income	21,194	19,348	1,846	9.5	49,409	33,404	16,005	47.9
Investment gains (losses)	213	24,113	(23,900)	(99.1)	26,295	49,314	(23,019)	(46.7)
Other revenues	27,264	24,265	2,999	12.4	54,292	46,630	7,662	16.4
Total revenues	856,870	808,508	48,362	6.0	1,734,197	1,577,715	156,482	9.9
Less: Interest expense	12,132	6,195	5,937	95.8	21,672	10,485	11,187	106.7
Net revenues	$844,738	$802,313	$42,425	5.3	$1,712,525	$1,567,230	$145,295	9.3

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

We sometimes charge our clients performance-based fees. In these situations, we charge a base advisory fee and are eligible to earn an additional performance-based fee or incentive allocation that is calculated as either a percentage of absolute investment results or a percentage of investment results in excess of a stated benchmark over a specified period of time. Some performance-based fees include a high-watermark provision, which generally provides that if a client account underperforms relative to its performance target (whether absolute or relative to a specified benchmark), it must gain back such underperformance before we can collect future performance-based fees. Therefore, if we fail to achieve our performance target for a particular period, we will not earn a performance-based fee for that period and, for accounts with a high-watermark provision, our ability to earn future performance-based fees will be impaired. We are eligible to earn performance-based fees on 7.0%, 7.0% and 0.9% of the assets we manage for institutional clients, private wealth clients and retail clients, respectively (in total, 4.9% of our AUM).

For the three months ended June 30, 2018, our investment advisory and services fees increased by $65.7 million, or 12.4%, from the three months ended June 30, 2017, primarily due to a $45.1 million, or 8.7%, increase in base fees, which primarily resulted from a 6.8% increase in average AUM. Additionally, performance-based fees increased $20.6 million. For the six months ended June 30, 2018, our investment advisory and services fees increased by $141.0 million, or 13.7%, from the six months ended June 30, 2017, primarily due to a $120.2 million, or 11.9%, increase in base fees, which primarily resulted from a 10.0% increase in average AUM. Additionally, performance-based fees increased $20.8 million.

Institutional investment advisory and services fees for the three months ended June 30, 2018 increased by $4.8 million, or 4.4%, from the three months ended June 30, 2017, primarily due to a $3.7 million, or 3.5%, increase in base fees, which primarily resulted from a 3.2% increase in average AUM. Additionally, performance-based fees increased $1.1 million. Institutional investment advisory and services fees for the six months ended June 30, 2018 increased by $14.5 million, or 6.7%, from the six months ended June 30, 2017, primarily due to a $16.4 million, or 7.8%, increase in base fees, which primarily resulted from a 6.6% increase in average AUM. Offsetting the increase in base fees was a $1.9 decrease in performance-based fees.

Retail investment advisory and services fees for the three months ended June 30, 2018 increased by $25.5 million, or 10.8%, from the three months ended June 30, 2017, due to an increase in base fees of $23.8 million, or 10.6%, primarily resulting from a 10.1% increase in average AUM. Retail investment advisory and services fees for the six months ended June 30, 2018 increased by $66.9

Index

million, or 15.0%, from the six months ended June 30, 2017, due to an increase in base fees of $65.3 million, or 15.1%, primarily resulting from a 13.9% increase in average AUM.

Private Wealth Management investment advisory and services fees for the three months ended June 30, 2018 increased by $35.4 million, or 19.1%, from the three months ended June 30, 2017, due to an increase in base fees of $17.6 million, or 9.5%, primarily resulting from a 10.7% increase in average AUM. In addition, performance-based fees increased $17.8 million. Private Wealth Management investment advisory and services fees for the six months ended June 30, 2018 increased by $59.7 million, or 16.3%, from the six months ended June 30, 2017, due to an increase in base fees of $38.6 million, or 10.5%, primarily resulting from a 12.3% increase in average AUM. In addition, performance-based fees increased by $21.1 million.

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
Revenues from Bernstein Research Services for the three and six months ended June 30, 2018 decreased $3.3 million, or 3.0%, and $1.6 million, or 0.7%, respectively, compared to the corresponding periods in 2017, due to lower revenues in the U.S. and Europe due mainly to a volume shift towards lower priced electronic trading, partially offset by higher revenues in Asia and the impact of a weaker U.S. dollar. Global revenues continue to be negatively impacted by fee pressure due to unbundling of research payments from trading commissions.

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
Distribution revenues for the three and six months ended June 30, 2018 increased $5.0 million, or 5.0%, and $16.4 million, or 8.3%, respectively, compared to the corresponding periods in 2017, primarily due to the corresponding average AUM of these mutual funds increasing 8.2% and 12.5%, respectively, offset by the impact of a shift in product mix. For the three months ended June 30, 2018, average AUM of A-share mutual funds (which have lower distribution fee rates than B-share and C-share mutual funds) increased 7.6%, while average AUM of B-share and C-share mutual funds decreased by 21.6%. For the six months ended June 30, 2018, average AUM of A-share mutual funds (which have lower distribution fee rates than B-share and C-share mutual funds) increased 13.0%, while average AUM of B-share and C-share mutual funds decreased by 21.9%.

Dividend and Interest Income and Interest Expense

Dividend and interest income consists primarily of investment income and interest earned on customer margin balances and U.S. Treasury Bills as well as dividend and interest income in our consolidated company-sponsored investment funds. Interest expense principally reflects interest accrued on cash balances in customers’ brokerage accounts. Dividend and interest income, net of interest expense, for the three months ended June 30, 2018 decreased $4.1 million, or 31.1%, compared to the corresponding period in 2017, primarily due to lower dividend and interest income in our consolidated company-sponsored investment funds. For the six months ended June 30, 2018 dividend and interest income, net of interest expense, increased $4.8 million, or 21.0%, compared to the corresponding periods in 2017, primarily due to higher dividend and interest income in our consolidated company-sponsored investment funds.

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

Index

Investment gains (losses) are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Long-term incentive compensation-related investments
Realized gains (losses)	$290	$36	$2,172	$1,773
Unrealized gains (losses)	253	1,890	(1,839)	3,132

Investments held by consolidated company-sponsored funds
Realized gains (losses)	1,150	31,013	2,833	28,381
Unrealized gains (losses)	(2,930)	(8,284)	20,463	18,550

Seed capital investments
Realized gains (losses)
Seed capital	(4,902)	20,258	(4,494)	20,895
Derivatives	90	(8,277)	(703)	(15,455)
Unrealized gains (losses)
Seed capital	6,755	(13,811)	5,373	(5,960)
Derivatives	(498)	2,890	2,679	572

Brokerage-related investments
Realized gains (losses)	(183)	(1,450)	279	(2,448)
Unrealized gains (losses)	188	(152)	(468)	(126)
	$213	$24,113	$26,295	$49,314

During the second quarter of 2017, we realized a gain of $4.2 million on the exchange of software technology for an ownership stake in a third party provider of financial market data and trading tools.

Other Revenues

Other revenues consist of fees earned for transfer agency services provided to company-sponsored mutual funds, fees earned for administration and recordkeeping services provided to company-sponsored mutual funds and the general accounts of AXA and its subsidiaries, and other miscellaneous revenues. Other revenues for the three months ended June 30, 2018 increased $3.0 million, or 12.4%, compared to the corresponding period in 2017, primarily due to higher administrative agent fees relating to our middle market lending business of $1.6 million and brokerage income of $0.8 million. Other revenues for the six months ended June 30, 2018 increased $7.7 million, or 16.4%, compared to the corresponding period in 2017, primarily due to higher administrative agent fees relating to our middle market lending business of $2.2 million, shareholder servicing fees of $2.0 million and brokerage income of $2.0 million.

Index

Expenses

The components of expenses are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
	(in thousands)				(in thousands)
Employee compensation and benefits	$358,248	$327,862	$30,386	9.3%	$702,073	$649,610	$52,463	8.1%
Promotion and servicing:
Distribution-related payments	106,301	100,632	5,669	5.6	216,455	194,845	21,610	11.1
Amortization of deferred sales commissions	6,113	8,307	(2,194)	(26.4)	12,711	17,386	(4,675)	(26.9)
Trade execution, marketing, T&E and other	59,259	55,359	3,900	7.0	113,302	105,727	7,575	7.2
	171,673	164,298	7,375	4.5	342,468	317,958	24,510	7.7
General and administrative:
General and administrative	108,836	117,462	(8,626)	(7.3)	230,070	231,683	(1,613)	(0.7)
Real estate charges	6,909	20,747	(13,838)	(66.7)	6,645	20,745	(14,100)	(68.0)
	115,745	138,209	(22,464)	(16.3)	236,715	252,428	(15,713)	(6.2)
Contingent payment arrangements	52	178	(126)	(70.8)	105	355	(250)	(70.4)
Interest	2,629	2,254	375	16.6	5,241	4,122	1,119	27.1
Amortization of intangible assets	6,927	6,975	(48)	(0.7)	13,788	13,908	(120)	(0.9)
Total	$655,274	$639,776	$15,498	2.4	$1,300,390	$1,238,381	$62,009	5.0

Employee Compensation and Benefits

Employee compensation and benefits consist of base compensation (including salaries and severance), annual short-term incentive compensation awards (cash bonuses), annual long-term incentive compensation awards, commissions, fringe benefits and other employment costs (including recruitment, training, temporary help and meals).

Compensation expense as a percentage of net revenues was 42.4% and 40.9% for the three months ended June 30, 2018 and 2017, respectively. Compensation expense as a percentage of net revenues was 41.0% and 41.4% for the six months ended June 30, 2018 and 2017, respectively. Compensation expense generally is determined on a discretionary basis and is primarily a function of our firm’s current-year financial performance. The amounts of incentive compensation we award are designed to motivate, reward and retain top talent while aligning our executives' interests with the interests of our Unitholders. Senior management, with the approval of the Compensation Committee of the Board of Directors of AllianceBernstein Corporation (“Compensation Committee”), periodically confirms that the appropriate metric to consider in determining the amount of incentive compensation is the ratio of adjusted employee compensation and benefits expense to adjusted net revenues. Adjusted net revenues used in the adjusted compensation ratio are the same as the adjusted net revenues presented as a non-GAAP measure (discussed earlier in this MD&A). Adjusted employee compensation and benefits expense is total employee compensation and benefits expense minus other employment costs such as recruitment, training, temporary help and meals (which were 1.1% and 1.0%, respectively, of

Index

adjusted net revenues for the three and six months ended June 30, 2018, and 1.1% of adjusted net revenues for each of the three and six months ended June 30, 2017), and excludes the impact of mark-to-market vesting expense, as well as dividends and interest expense, associated with employee long-term incentive compensation-related investments. Senior management, with the approval of the Compensation Committee, has established as an objective that adjusted employee compensation and benefits expense generally should not exceed 50% of our adjusted net revenues, except in unexpected or unusual circumstances. Our ratio of adjusted compensation expense as a percentage of adjusted net revenues was 48.5% for the three and six months ended June 30, 2018, and 49.0% and 49.5%, respectively, for the three and six months ended June 30, 2017.

For the three months ended June 30, 2018, employee compensation and benefits expense increased $30.4 million, or 9.3%, compared to the three months ended June 30, 2017, primarily due to higher incentive compensation of $31.9 million, higher commissions of $6.9 million and higher base salaries of $5.7 million, offset by lower severance expense of $15.9 million. For the six months ended June 30, 2018, employee compensation and benefits expense increased $52.5 million, or 8.1%, compared to the six months ended June 30, 2017, primarily due to higher incentive compensation of $42.1 million, higher commissions of $11.2 million, higher base salaries of $11.1 million and higher fringes of $3.4 million, offset by lower severance expense of $16.1 million.

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

Promotion and servicing expenses increased $7.4 million, or 4.5%, during the three months ended June 30, 2018 compared to the three months ended June 30, 2017. The increase primarily was due to higher distribution-related payments of $5.7 million, higher trade execution and clearing costs of $1.9 million and higher transfer fees of $1.5 million, offset by lower amortization of deferred sales commissions of $2.2 million. Promotion and servicing expenses increased $24.5 million, or 7.7%, during the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The increase primarily was due to higher distribution-related payments of $21.6 million, higher trade execution and clearing costs of $5.2 million and higher transfer fees of $2.3 million, offset by lower amortization of deferred sales commissions of $4.7 million.

General and Administrative

General and administrative expenses include portfolio services expenses, technology expenses, professional fees and office-related expenses (occupancy, communications and similar expenses). General and administrative expenses as a percentage of net revenues were 13.7% (12.9% excluding real estate charges) and 17.2% (14.6% excluding real estate charges) for the three months ended June 30, 2018 and 2017, respectively. General and administrative expenses decreased $22.5 million, or 16.3%, during the three months ended June 30, 2018 compared to the corresponding period in 2017, primarily due to lower real estate charges of $13.8 million and lower expenses related to our consolidated company-sponsored investment funds of $7.3 million. General and administrative expenses as a percentage of net revenues were 13.8% (13.4% excluding real estate charges) and 16.1% (14.8% excluding real estate charges) for the six months ended June 30, 2018 and 2017, respectively. General and administrative expenses decreased $15.7 million, or 6.2%, during the first six months of 2018 compared to the same period in 2017, primarily due to lower real estate charges of $14.1 million.

Contingent Payment Arrangements

Contingent payment arrangements reflect changes in estimates of contingent payment liabilities associated with acquisitions in previous periods, as well as accretion expense of these liabilities. There were no changes in estimates during the first six months of 2018 and 2017.

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

Income tax expense for the three months ended June 30, 2018 decreased $2.7 million, or 26.6%, compared to the three months ended June 30, 2017. The decrease is due to a lower effective tax rate in the current quarter of 4.0% compared to 6.3% in the second quarter of 2017, driven by the effect of foreign operations and a favorable reduction in the mix of earnings at the AB

Index

corporate group. Income tax expense for the six months ended June 30, 2018 increased $3.0 million, or 15.0%, compared to the six months ended June 30, 2017. The increase is driven by the effect of foreign operations and a less favorable mix of earnings across the AB tax filing groups. No changes were made during the first six months of 2018 to the provisional amounts recorded as of December 31, 2017 relating to the 2017 Tax Cuts and Jobs Act.

Net Income (Loss) of Consolidated Entities Attributable to Non-Controlling Interests

Net income (loss) of consolidated entities attributable to non-controlling interests primarily consists of limited partner interests owned by other investors in our consolidated company-sponsored investment funds. During the first six months of 2018, we had $22.9 million of net gains of consolidated entities attributable to non-controlling interests compared to net gains of $33.5 million during the first six months of 2017. Fluctuations period-to-period are driven by the number of consolidated company-sponsored investment funds and their respective market performance.

CAPITAL RESOURCES AND LIQUIDITY

During the first six months of 2018, net cash provided by operating activities was $765.5 million, compared to $448.2 million during the corresponding 2017 period. The change reflects a decrease in net activity of our consolidated investment funds of $197.1 million, a decrease in broker-dealer related receivables (net of payables and segregated U.S. Treasury bills activity) of $83.0 million, higher cash provided by net income of $55.9 million and a decrease in fees receivable of $25.6 million, offset by an increase in other assets of $48.5 million.

During the first six months of 2018, net cash used in investing activities was $11.5 million, compared to $14.0 million during the corresponding 2017 period. The change is due to lower purchases of furniture, equipment and leasehold improvements.

During the first six months of 2018, net cash used in financing activities was $1.1 billion, compared to $476.8 million during the corresponding 2017 period. The change reflects higher net redemptions in consolidated company-sponsored investments funds of $443.1 million, higher distributions to the General Partner and Unitholders of $127.4 million as a result of higher earnings (distributions on earnings are paid one quarter in arrears), repayment of bank loans in 2018 versus proceeds in 2017 for $105.0 million and a decrease in overdrafts payable of $97.5 million, offset by lower repurchases of AB Holding Units of $92.6 million and net issuance of commercial paper in 2018 versus net repayment in 2017 for $53.8 million,

As of June 30, 2018, AB had $628.8 million of cash and cash equivalents (excluding cash and cash equivalents of consolidated company-sponsored investment funds), all of which are available for liquidity, but consist primarily of cash on deposit for our broker-dealers to comply with various customer clearing activities, and cash held by foreign subsidiaries of $395.9 million.

Debt and Credit Facilities

As of June 30, 2018 and December 31, 2017, AB had $515.9 million and $491.8 million, respectively, in commercial paper outstanding with weighted average interest rates of approximately 2.0% and 1.6%, respectively. The commercial paper is short term in nature, and as such, recorded value is estimated to approximate fair value (and considered a Level 2 security in the fair value hierarchy). Average daily borrowings of commercial paper during the first six months of 2018 and the full year 2017 were $429.3 million and $482.2 million, respectively, with weighted average interest rates of approximately 1.9% and 1.2%, respectively.

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

The Credit Facility contains affirmative, negative and financial covenants, which are customary for facilities of this type, including restrictions on dispositions of assets, restrictions on liens, a minimum interest coverage ratio and a maximum leverage ratio. As of June 30, 2018, we were in compliance with these covenants. The Credit Facility also includes customary events of default (with customary grace periods, as applicable), including provisions under which, upon the occurrence of an event of default, all outstanding loans may be accelerated and/or lender’s commitments may be terminated. Also, under such provisions, upon the occurrence of certain insolvency- or bankruptcy-related events of default, all amounts payable under the Credit Facility would automatically become immediately due and payable, and the lender’s commitments would automatically terminate.

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

As of June 30, 2018 and December 31, 2017, we had no amounts outstanding under the Credit Facility. During the first six months of 2018 and the full year 2017, we did not draw upon the Credit Facility.

AB has a $200.0 million, unsecured 364-day senior revolving credit facility (the "Revolver") with a leading international bank and the other lending institutions that may be party thereto, which matures on November 28, 2018. The Revolver is available for AB's and SCB LLC's business purposes, including the provision of additional liquidity to meet funding requirements primarily related to SCB LLC's operations. Both AB and SCB LLC can draw directly under the Revolver and management expects to draw on the Revolver from time to time. AB has agreed to guarantee the obligations of SCB LLC under the Revolver. The Revolver contains affirmative, negative and financial covenants that are identical to those of the Credit Facility. As of June 30, 2018, we had no amounts outstanding under the Revolver. As of December 31, 2017, we had $75.0 million outstanding under the Revolver with an interest rate of 2.4%. Average daily borrowing under the Revolver during the first six months of 2018 and full year 2017 were $18.0 million and $21.4 million, respectively, with weighted average interest rates of approximately 2.6% and 2.0%, respectively.

In addition, SCB LLC currently has three uncommitted lines of credit with three financial institutions. Two of these lines of credit permit us to borrow up to an aggregate of approximately $175.0 million, with AB named as an additional borrower, while the other line has no stated limit. As of June 30, 2018 and December 31, 2017, SCB LLC had no bank loans outstanding. Average daily borrowings of bank loans during the first six months of 2018 and full year 2017 were $3.3 million and $4.5 million, respectively, with weighted average interest rates of approximately 1.5% and 1.4%, respectively.

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

As general partner of AllianceBernstein U.S. Real Estate L.P. (“Real Estate Fund”), we committed to invest $25.0 million in the Real Estate Fund. As of June 30, 2018, we had funded $22.3 million of this commitment. As general partner of AllianceBernstein U.S. Real Estate II L.P. (“Real Estate Fund II”), we committed to invest $28.0 million in Real Estate Fund II. As of June 30, 2018, we had funded $13.4 million of this commitment.

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

Index

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

•
Our Relocation Strategy: While the expenses, expense savings and EPU impact we expect will result from our Relocation Strategy are presented with numerical specificity, and we believe these figures to be reasonable as of the date of this report, the uncertainties surrounding the assumptions on which our estimates are based create a significant risk that our current estimates may not be realized. These assumptions include:

•	the amount and timing of employee relocation costs, severance and overlapping compensation and occupancy costs we experience; and

•	the timing for execution of each phase of our relocation implementation plan.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the second quarter of 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

Part II

OTHER INFORMATION

Index

Item 1.	Legal Proceedings

See Note 13 to the condensed consolidated financial statements contained in Part I, Item 1.

Item 1A.	Risk Factors

In AB’s 10-K for the year ended December 31, 2017, we indicated that our revenues and results of operations depend on the market value and composition of our AUM, which can fluctuate significantly based on various factors. We then described these factors, one of which, market factors, evolved significantly during the quarter ended June 30, 2018.

Market volatility accelerated during the second quarter of 2018, resulting from increasing concerns about global trade wars, the slowing pace of global growth, inflation and more aggressive monetary policy in the U.S. These factors may adversely impact the global economy and the capital markets, as a result of which our AUM and revenues would be expected to decline.

Otherwise, there have been no material changes in our risk factors from those disclosed in AB’s Form 10-K for the year ended December 31, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no AB Units sold by AB in the period covered by this report that were not registered under the Securities Act.

AB Units bought by us or one of our affiliates during the second quarter of 2018 are as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of AB Holding Units Purchased	Average Price Paid Per AB Holding Unit, net of Commissions	Total Number of AB Holding Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of AB Holding Units that May Yet Be Purchased Under the Plans or Programs
4/1/18 - 4/30/18	—	$—	—	—
5/1/18 - 5/31/18	—	—	—	—
6/1/18 - 6/30/18 (1)	2,600	28.66	—	—
Total	2,600	$28.66	—	—

(1)	During June 2018, AB purchased 2,600 AB Units in private transactions.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Index

Item 5.	Other Information

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

AXA has informed us that AXA Konzern AG, an AXA insurance subsidiary organized under the laws of Germany, provides car, accident and health insurance to diplomats based at the Iranian embassy in Berlin, Germany. The total annual premium of these policies is approximately $139,700 and the annual net profit arising from these policies, which is difficult to calculate with precision, is estimated to be $24,600. These policies were underwritten by a broker who specializes in providing insurance coverage for diplomats.

AXA has informed us that AXA Belgium, an AXA insurance subsidiary organized under the laws of Belgium, insurers three cars for Global Trading NV, who were designated on May 17, 2018 under (E.O.) 13224. The total annual premium of these policies is approximately $15,553 before tax and the annual net profit arising from these policies, which is difficult to calculate with precision, is estimated to be $1,866.

In addition, AXA has informed us that AXA Insurance Ireland, an AXA insurance subsidiary, provides statutorily required car insurance under four separate policies to the Iranian Embassy in Dublin, Ireland. AXA has informed us that compliance with the Declined Cases Agreement of the Irish Government prohibits the cancellation of these policies unless another insurer is willing to assume the coverage. The total annual premium for these policies is approximately $7,115 and the annual net profit arising from these policies, which is difficult to calculate with precision, is estimated to be $853.

Also, AXA has informed us that AXA Sigorta, a subsidiary of AXA organized under the laws of Republic of Turkey, provides car insurance coverage for vehicle pools of the Iranian General Consulate and the Iranian Embassy in Istanbul, Turkey. Motor third party liability insurance coverage is compulsory in Turkey and cannot be canceled unilaterally. The total annual premium in respect of these policies is approximately $3,150 and the annual net profit, which is difficult to calculate with precision, is estimated to be $473.

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

Lastly, AXA has informed us that AXA Egypt, an AXA insurance subsidiary organized under the laws of Egypt, provides the Iranian state-owned Iran Development Bank, two life insurance contracts, covering individuals who have loans with the bank. The total annual premium of these policies is approximately $19,839 and annual net profit arising from these policies, which is difficult to calculate with precision, is estimated to be $2,000.

The aggregate annual premium for the above-referenced insurance policies is approximately $559,025, representing approximately 0.0006% of AXA’s 2017 consolidated revenues, which exceed $100 billion. The related net profit, which is difficult to calculate with precision, is estimated to be $85,792, representing approximately 0.001% of AXA’s 2017 aggregate net profit.

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

Date: July 26, 2018	ALLIANCEBERNSTEIN L.P.

	By:	/s/ John C. Weisenseel
John C. Weisenseel
Chief Financial Officer

	By:	/s/ William R. Siemers
William R. Siemers
Chief Accounting Officer