Form 10-Q
period 2018-09-30
ALLIANCEBERNSTEIN L.P.
filed 2018-10-24
CIK 1109448

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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
The number of units of limited partnership interest outstanding as of September 30, 2018 was 268,565,762.

Index

ALLIANCEBERNSTEIN L.P.

Index

Part I
FINANCIAL INFORMATION
Item 1. Financial Statements
ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition
(in thousands, except unit amounts)
(unaudited)

	September 30, 2018	December 31, 2017

ASSETS
Cash and cash equivalents	$607,109	$671,930
Cash and securities segregated, at fair value (cost: $1,262,899 and $816,350)	1,262,906	816,350
Receivables, net:
Brokers and dealers	303,542	199,690
Brokerage clients	1,627,419	1,647,059
AB funds fees	209,677	212,115
Other fees	111,231	124,164
Investments:
Long-term incentive compensation-related	58,414	66,034
Other	420,133	377,555
Assets of consolidated company-sponsored investment funds:
Cash and cash equivalents	10,438	326,518
Investments	303,301	1,246,283
Other assets	9,095	35,397
Furniture, equipment and leasehold improvements, net	158,475	157,569
Goodwill	3,066,700	3,066,700
Intangible assets, net	85,463	105,784
Deferred sales commissions, net	16,738	30,126
Other assets	297,995	211,893
Total assets	$8,548,636	$9,295,167

LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST AND CAPITAL
Liabilities:
Payables:
Brokers and dealers	$204,986	$237,861
Securities sold not yet purchased	20,961	29,961
Brokerage clients	2,781,140	2,229,371
AB mutual funds	50,436	82,967
Accounts payable and accrued expenses	373,596	515,660
Liabilities of consolidated company-sponsored investment funds	8,579	698,101
Accrued compensation and benefits	664,947	270,610
Debt	398,242	565,745
Total liabilities	4,502,887	4,630,276

Commitments and contingencies (See Note 13)

Index

	September 30, 2018	December 31, 2017

Redeemable non-controlling interest	103,997	601,587

Capital:
General Partner	40,553	41,221
Limited partners: 268,565,762 and 268,659,333 units issued and outstanding	4,105,882	4,168,841
Receivables from affiliates	(11,630)	(11,494)
AB Holding Units held for long-term incentive compensation plans	(86,961)	(42,688)
Accumulated other comprehensive loss	(107,777)	(94,140)
Partners’ capital attributable to AB Unitholders	3,940,067	4,061,740
Non-redeemable non-controlling interests in consolidated entities	1,685	1,564
Total capital	3,941,752	4,063,304
Total liabilities, redeemable non-controlling interest and capital	$8,548,636	$9,295,167

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(in thousands, except per unit amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Investment advisory and services fees	$610,063	$543,107	$1,782,287	$1,572,560
Bernstein research services	103,581	108,385	324,192	330,596
Distribution revenues	104,488	106,042	317,610	302,745
Dividend and interest income	21,942	17,619	71,351	51,023
Investment gains (losses)	565	18,808	26,860	68,122
Other revenues	24,012	24,902	76,548	71,532
Total revenues	864,651	818,863	2,598,848	2,396,578
Less: Interest expense	14,475	6,713	36,147	17,198
Net revenues	850,176	812,150	2,562,701	2,379,380

Expenses:
Employee compensation and benefits	357,442	329,777	1,059,515	979,387
Promotion and servicing:
Distribution-related payments	106,372	106,106	322,827	300,951
Amortization of deferred sales commissions	4,651	7,629	17,362	25,015
Trade execution, marketing, T&E and other	50,793	50,266	164,095	155,993
General and administrative:
General and administrative	107,526	128,712	337,596	360,395
Real estate (credit) charges	(155)	18,655	6,490	39,400
Contingent payment arrangements	52	(140)	157	215
Interest on borrowings	2,711	2,105	7,952	6,227
Amortization of intangible assets	6,965	7,013	20,753	20,921
Total expenses	636,357	650,123	1,936,747	1,888,504

Operating income	213,819	162,027	625,954	490,876

Income taxes	9,419	4,547	32,782	24,869

Net income	204,400	157,480	593,172	466,007

Net income of consolidated entities attributable to non-controlling interests	726	16,526	23,637	50,013

Net income attributable to AB Unitholders	$203,674	$140,954	$569,535	$415,994

Net income per AB Unit:
Basic	$0.75	$0.53	$2.09	$1.54
Diluted	$0.75	$0.52	$2.09	$1.54

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Net income	$204,400	$157,480	$593,172	$466,007
Other comprehensive income (loss):
Foreign currency translation adjustment, before reclassification and tax	(4,154)	7,735	(14,889)	24,091
Less: reclassification adjustment for losses included in net income upon liquidation	—	—	(100)	—
Foreign currency translation adjustments, before tax	(4,154)	7,735	(14,789)	24,091
Income tax benefit	—	—	—	—
Foreign currency translation adjustments, net of tax	(4,154)	7,735	(14,789)	24,091
Unrealized gains on investments:
Unrealized (losses) gains arising during period	—	(4)	—	6
Less: reclassification adjustment for gains included in net income	—	—	—	—
Change in unrealized (losses) gains on investments	—	(4)	—	6
Income tax benefit	—	5	—	3
Unrealized gains on investments, net of tax	—	1	—	9
Changes in employee benefit related items:
Amortization of prior service cost	6	6	17	18
Recognized actuarial gain	285	295	853	818
Changes in employee benefit related items	291	301	870	836
Income tax expense	(5)	(2)	(121)	(81)
Employee benefit related items, net of tax	286	299	749	755
Other	—	—	374	—
Other comprehensive (loss) income	(3,868)	8,035	(13,666)	24,855
Less: Comprehensive income in consolidated entities attributable to non-controlling interests	721	16,554	23,608	50,990
Comprehensive income attributable to AB Unitholders	$199,811	$148,961	$555,898	$439,872

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

ALLIANCEBERNSTEIN L.P. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2018	2017

Cash flows from operating activities:
Net income	$593,172	$466,007

Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred sales commissions	17,362	25,015
Non-cash long-term incentive compensation expense	13,051	26,947
Depreciation and other amortization	52,599	49,995
Unrealized (gains) losses on investments	(5,226)	3,323
Unrealized gains on investments of consolidated company-sponsored investment funds	(23,755)	(33,062)
Other, net	585	10,195
Changes in assets and liabilities:
(Increase) decrease in segregated cash and securities	(446,556)	161,531
(Increase) decrease in receivables	(179,020)	8,079
Increase in investments	(30,130)	(76,780)
Decrease (increase) in investments of consolidated company-sponsored investment funds	966,737	(180,966)
(Increase) decrease in deferred sales commissions	(3,974)	1,871
Increase in other assets	(134,259)	(33,003)
(Decrease) increase in other assets and liabilities of consolidated company-sponsored investment funds, net	(663,220)	327,284
Increase (decrease) in payables	584,282	(58,126)
(Decrease) increase in accounts payable and accrued expenses	(22,908)	23,982
Increase in accrued compensation and benefits	395,643	358,586
Net cash provided by operating activities	1,114,383	1,080,878

Cash flows from investing activities:
Purchases of investments	—	(11)
Proceeds from sales of investments	—	10
Purchases of furniture, equipment and leasehold improvements	(26,993)	(24,952)
Proceeds from sales of furniture, equipment and leasehold improvements	—	39
Net cash used in investing activities	(26,993)	(24,914)

Cash flows from financing activities:
Repayment of commercial paper, net	(97,303)	(220,363)
(Repayment) proceeds of bank loans	(75,000)	—
(Decrease) increase in overdrafts payable	(39,025)	66,134
Distributions to General Partner and Unitholders	(652,991)	(489,049)
Redemptions of investments in consolidated company-sponsored investment funds, net	(518,601)	(8,373)
Capital contributions to non-controlling interests in consolidated entities	—	(43,217)
Purchase of non-controlling interest	—	(1,833)
Capital contributions (to) from affiliates	(1,344)	79
Payments of contingent payment arrangements	(1,146)	(6,344)
Additional investments by AB Holding with proceeds from exercise of compensatory options to buy AB Holding Units	10,802	17,672
Purchases of AB Holding Units to fund long-term incentive compensation plan awards, net	(82,710)	(134,186)
Purchases of AB Units	(129)	(993)

Index

Debt issuance costs	(1,705)	—
Net cash used in financing activities	(1,459,152)	(820,473)

Effect of exchange rate changes on cash and cash equivalents	(9,139)	17,458

Net (decrease) increase in cash and cash equivalents	(380,901)	252,949
Cash and cash equivalents as of beginning of the period	998,448	994,510
Cash and cash equivalents as of end of the period	$617,547	$1,247,459

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2018
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

Index

Organization

During the second quarter of 2018, AXA Equitable Holdings, Inc. ("EQH"), the holding company for a diversified financial services organization, conducted an initial public offering; AXA, a French holding company for AXA Group, a worldwide leader in life, property and casualty and health insurance and asset management owns approximately 72% of the outstanding common stock of EQH as of September 30, 2018. AXA has announced its intention to sell its entire interest in EQH over time, subject to market conditions and other factors. AXA is under no obligation to do so and retains the sole discretion to determine the timing of any future sales of shares of EQH common stock.

As of September 30, 2018, EQH owns approximately 3.9% of the issued and outstanding units representing assignments of beneficial ownership of limited partnership interests in AllianceBernstein Holding L.P. (“AB Holding Units”). AllianceBernstein Corporation (an indirect wholly-owned subsidiary of EQH, “General Partner”) is the general partner of both AllianceBernstein Holding L.P. (“AB Holding”) and AB. AllianceBernstein Corporation owns 100,000 general partnership units in AB Holding and a 1% general partnership interest in AB.

As of September 30, 2018, the ownership structure of AB, including limited partnership units outstanding as well as the general partner's 1% interest, is as follows:

EQH and its subsidiaries	63.7%
AB Holding	35.5
Unaffiliated holders	0.8
100.0%

Including both the general partnership and limited partnership interests in AB Holding and AB, EQH and its subsidiaries had an approximate 65.1% economic interest in AB as of September 30, 2018.

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

On January 1, 2018, we recorded a cumulative effect adjustment, net of tax, of a $35.0 million increase to partners’ capital in the condensed consolidated statement of financial condition. This amount represents carried interest distributions of $77.9 million previously received, net of revenue sharing payments to investment team members of $42.7 million, with respect to which it is probable that significant reversal will not occur.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The new standard requires that the statement of cash flows explains the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Companies are also required to reconcile such total amounts in the balance sheet and disclose the nature of the restrictions. We adopted this standard on January 1, 2018. The adoption of this standard did not have a material impact on our financial condition or results of operations.

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

Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases. This pronouncement, along with subsequent ASUs issued to clarify certain provisions of ASU 2016-02, requires lessees to record most leases on their balance sheet while also disclosing key information about those lease arrangements. The classification criteria to distinguish between finance and operating leases are generally consistent with the classification criteria to distinguish between capital and operating leases under existing lease accounting guidance. This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018. We plan to adopt the new standard for our fiscal year beginning January 1, 2019, using the simplified transition method.
As of January 1, 2019, we expect to record an increase in assets ranging between $400 million to $450 million and an increase in liabilities ranging between $550 million to $600 million, respectively, on our statement of financial condition as a result

Index

of recognizing right-of-use assets and lease liabilities for our real estate leases. The right-of-use assets recognized as of January 1, 2019 are substantially net of deferred rent and liabilities associated with previously recognized impairments as of December 31, 2018. These estimated ranges are based on our anticipated real estate lease portfolio as of January 1, 2019, and it does not include the potential impacts of re-measurement due to changes in our assessment of the lease term subsequent to our adoption of the standard. In addition, we are evaluating the impact of recording right-of-use assets and lease liabilities for non-real estate leases on our statement of financial condition. The adoption of this standard will not have a material impact on our results of operations.
In June 2016, the FASB issued ASU 2016-03, Financial Instruments - Credit Losses (Topic 326). This new guidance relates to the accounting for credit losses on financial instruments. The new guidance introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. It also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. The new guidance is effective for financial statements issued for fiscal years ending after December 15, 2019, with early adoption permitted. Management currently is evaluating the impact that adoption of this standard will have on our consolidated financial statements.
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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. The amendment modifies the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. The revised guidance is effective for all companies for fiscal years beginning after December 15, 2019, and interim periods within those years. Companies are permitted to early adopt any eliminated or modified disclosure requirements and delay adoption of the additional disclosure requirements until their effective date. The removed and modified disclosures will be adopted on a retrospective basis and the new disclosures will be adopted on a prospective basis. The revised guidance is not expected to have a material impact on our financial condition or results of operations.

In August 2018, the FASB issued ASU 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Topic 715-20). The amendment modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The revised guidance is effective for financial statements issued for fiscal years ending after December 15, 2020, with early adoption permitted. The revised guidance is not expected to have a material impact on our financial condition or results of operations.

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

The transaction price for the asset management performance obligation for certain investment advisory contracts, including those associated with hedge funds or other alternative investments, provide for a performance-based fee (including carried interest), in addition to a base advisory fee, which is calculated as either a percentage of absolute investment results or a percentage of investment results in excess of a stated benchmark over a specified period of time. The performance-based fees are forms of variable consideration and are therefore excluded from the transaction price until it becomes probable that there will not be significant reversal of the cumulative revenue recognized. At each reporting date, we evaluate the constraining factors, discussed below, surrounding the variable consideration to determine the extent to which, if any, revenues associated with the performance-based fee can be recognized.

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

Index

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

Contract Assets and Liabilities

We use the practical expedient for contracts that have an original duration of one year or less. Accordingly, we do not consider the time value of money and, instead, accrue the incremental costs of obtaining the contract when incurred. As of September 30, 2018, the balances of contract assets and contract liabilities are not considered material and, accordingly, no further disclosures are necessary.

Index

3. Revenue Recognition

See Note 2, Significant Accounting Policies, Revenue Recognition, for descriptions of revenues presented in the table below. The adoption of ASC 606 had no significant impact on revenue recognition during the first nine months of 2018, except for the recognition of $49.3 million of performance fees from two funds in liquidation that is not probable of significant reversal, that under the previous revenue accounting standard would not be recognized until final liquidation. Revenues for the three and nine months ended September 30, 2018 and 2017 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Subject to contracts with customers:
Investment advisory and services fees
Base fees	$568,918	$538,552	$1,699,584	$1,547,213
Performance-based fees	41,145	4,555	82,703	25,347
Bernstein research services	103,581	108,385	324,192	330,596
Distribution revenues
All-in-management fees	62,807	64,495	193,884	177,637
12b-1 fees	22,136	23,199	66,746	71,677
Other	19,545	18,348	56,980	53,431
Other revenues
Shareholder servicing fees	19,017	19,106	57,533	55,618
Other	4,293	4,879	15,827	12,948
	841,442	781,519	2,497,449	2,274,467
Not subject to contracts with customers:
Dividend and interest income, net of interest expense	7,467	10,906	35,204	33,825
Investment gains (losses)	565	18,808	26,860	68,122
Other revenues	702	917	3,188	2,966
	8,734	30,631	65,252	104,913

Total net revenues	$850,176	$812,150	$2,562,701	$2,379,380

4.	Long-term Incentive Compensation Plans

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

During the three and nine months ended September 30, 2018, we purchased 1.6 million and 2.9 million AB Holding Units for $48.0 million and $83.2 million, respectively (on a trade date basis). These amounts reflect open-market purchases of 1.6 million and 2.8 million AB Holding Units for $48.0 million and $80.9 million, respectively, with the remainder relating to purchases of AB Holding Units from employees to allow them to fulfill statutory tax withholding requirements at the time of

Index

delivery of long-term incentive compensation awards. During the three and nine months ended September 30, 2017, we purchased 0.3 million and 5.9 million AB Holding Units for $6.9 million and $134.6 million, respectively (on a trade date basis). These amounts reflect open-market purchases of 0.3 million and 5.2 million AB Holding Units for $6.8 million and $117.1 million, respectively, with the remainder relating to purchases of AB Holding Units from employees to allow them to fulfill statutory tax withholding requirements at the time of delivery of long-term incentive compensation awards. Purchases of AB Holding Units reflected on the condensed consolidated statements of cash flows are net of AB Holding Unit purchases by employees as part of a distribution reinvestment election.

Each quarter, we consider whether to implement a plan to repurchase AB Holding Units pursuant to Rules 10b5-1 and 10b-18 under the Exchange Act. A plan of this type allows a company to repurchase its shares at times when it otherwise might be prevented from doing so because of self-imposed trading blackout periods or because it possesses material non-public information. Each broker we select has the authority under the terms and limitations specified in the plan to repurchase AB Holding Units on our behalf in accordance with the terms of the plan. Repurchases are subject to regulations promulgated by the SEC as well as certain price, market volume and timing constraints specified in the plan. The plan adopted during the third quarter of 2018 expired at the close of business on October 22, 2018. We may adopt additional plans in the future to engage in open-market purchases of AB Holding Units to help fund anticipated obligations under our incentive compensation award program and for other corporate purposes.

During the first nine months of 2018 and 2017, we granted to employees and Eligible Directors 2.5 million and 2.1 million restricted AB Holding Unit awards, respectively. We used AB Holding Units repurchased during the periods and newly-issued AB Holding Units to fund these awards.

During the first nine months of 2018 and 2017, AB Holding issued 0.6 million and 1.0 million AB Holding Units, respectively, upon exercise of options to buy AB Holding Units. AB Holding used the proceeds of $10.8 million and $17.7 million, respectively, received from employees as payment in cash for the exercise price to purchase the equivalent number of newly-issued AB Units.

5.	Real Estate Charges

Since 2010, we have sub-leased over one million square feet of office space. The activity in the liability account relating to our global space consolidation initiatives for the following periods is:

	Nine Months Ended September 30, 2018	Twelve Months Ended December 31, 2017
	(in thousands)
Balance as of beginning of period	$113,635	$112,932
Expense incurred	6,490	28,507
Deferred rent	—	7,083
Payments made	(32,868)	(39,122)
Interest accretion	3,284	4,235
Balance as of end of period	$90,541	$113,635

Index

6.	Net Income per Unit

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands, except per unit amounts)
Net income attributable to AB Unitholders	$203,674	$140,954	$569,535	$415,994

Weighted average limited partnership units outstanding – basic	269,603	265,585	269,783	267,448
Dilutive effect of compensatory options to buy AB Holding Units	245	400	282	455
Weighted average limited partnership units outstanding – diluted	269,848	265,985	270,065	267,903
Basic net income per AB Unit	$0.75	$0.53	$2.09	$1.54
Diluted net income per AB Unit	$0.75	$0.52	$2.09	$1.54

For the three and nine months ended September 30, 2018, we excluded 824,245 options and 844,973 options, respectively, from the diluted net income computation due to their anti-dilutive effect. For both the three and nine months ended September 30, 2017, we excluded 2,427,527 options from the diluted net income computation due to their anti-dilutive effect.

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

On October 24, 2018, the General Partner declared a distribution of $0.76 per AB Unit, representing a distribution of Available Cash Flow for the three months ended September 30, 2018. The General Partner, as a result of its 1% general partnership interest, is entitled to receive 1% of each distribution. The distribution is payable on November 15, 2018 to holders of record on November 5, 2018.

8.	Cash and Securities Segregated Under Federal Regulations and Other Requirements

As of September 30, 2018 and December 31, 2017, $1.3 billion and $0.8 billion, respectively, of U.S. Treasury Bills were segregated in a special reserve bank custody account for the exclusive benefit of our brokerage customers under Rule 15c3-3 of the Exchange Act.

Index

9.	Investments

Investments consist of:
	September 30, 2018	December 31, 2017
	(in thousands)
U.S. Treasury Bills	$22,774	$52,609
Equity securities:
Long-term incentive compensation-related	43,647	51,758
Seed capital	118,158	160,672
Other	120,705	81,154
Exchange-traded options	1,100	4,981
Investments in limited partnership hedge funds:
Long-term incentive compensation-related	14,767	14,276
Seed capital	101,732	22,923
Private equity (seed capital)	36,450	38,186
Time deposits	8,835	5,138
Other	10,379	11,892
Total investments	$478,547	$443,589

Total investments related to long-term incentive compensation obligations of $58.4 million and $66.0 million as of September 30, 2018 and December 31, 2017, respectively, consist of company-sponsored mutual funds and hedge funds. For long-term incentive compensation awards granted before 2009, we typically made investments in company-sponsored mutual funds and hedge funds that were notionally elected by plan participants and maintained them (and continue to maintain them) in a consolidated rabbi trust or separate custodial account. The rabbi trust and custodial account enable us to hold such investments separate from our other assets for the purpose of settling our obligations to participants. The investments held in the rabbi trust and custodial account remain available to the general creditors of AB.

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

We allocate seed capital to our investment teams to help develop new products and services for our clients. A portion of our seed capital investments are equity and fixed income products, primarily in the form of separately-managed account portfolios, U.S. mutual funds, Luxembourg funds, Japanese investment trust management funds or Delaware business trusts. We also may allocate seed capital to investments in private equity funds, such as a third-party venture capital fund that invests in communications, consumer, digital media, healthcare and information technology markets. In regard to our seed capital investments, the amounts above reflect those funds in which we are not the primary beneficiary of a VIE or hold a controlling financial interest in a VOE. During 2018, our seed capital in limited partnership hedge funds increased $78.8 million primarily due to the deconsolidation of a fund in which we have a seed investment of $79.0 million due to no longer having a controlling financial interest. See Note 14, Consolidated Company-Sponsored Investment Funds, for a description of the seed capital investments that we consolidate. As of September 30, 2018 and December 31, 2017, our total seed capital investments were $468.3 million and $523.2 million, respectively. Seed capital investments in unconsolidated company-sponsored investment funds are valued using published net asset values or non-published net asset values if they are not listed on an active exchange but have net asset values that are comparable to funds with published net asset values and have no redemption restrictions.

In addition, we also have long positions in corporate equities and long exchange-traded options traded through our options desk.

Index

The portion of unrealized gains (losses) for the three and nine months ended September 30, 2018 and 2017 related to equity securities held as of September 30, 2018 and 2017 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Net gains (losses) recognized during the period	$3,429	$(1,869)	$(177)	$15,721
Less: net gains recognized during the period on equity securities sold during the period	1,156	366	2,820	14,067
Unrealized gains (losses) recognized during the period on equity securities held	$2,273	$(2,235)	$(2,997)	$1,654

10.	Derivative Instruments

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

The notional value and fair value as of September 30, 2018 and December 31, 2017 for derivative instruments (excluding derivative instruments relating to our options desk trading activities discussed below) not designated as hedging instruments were as follows:

		Fair Value
	Notional Value	Asset Derivatives	Liability Derivatives
	(in thousands)
September 30, 2018:
Exchange-traded futures	$143,281	$915	$965
Currency forwards	88,091	7,888	7,622
Interest rate swaps	87,222	1,251	1,044
Credit default swaps	87,679	1,264	3,031
Total return swaps	120,455	79	1,275
Total derivatives	$526,728	$11,397	$13,937

December 31, 2017:
Exchange-traded futures	$163,458	$948	$2,540
Currency forwards	126,503	8,306	8,058
Interest rate swaps	43,309	951	870
Credit default swaps	74,600	1,247	2,465
Total return swaps	68,106	167	390
Total derivatives	$475,976	$11,619	$14,323

As of September 30, 2018 and December 31, 2017, the derivative assets and liabilities are included in both receivables and payables to brokers and dealers on our condensed consolidated statements of financial condition.

Index

The gains and losses for derivative instruments (excluding our options desk trading activities discussed below) for the three and nine months ended September 30, 2018 and 2017 recognized in investment gains (losses) in the condensed consolidated statements of income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Exchange-traded futures	$157	$(3,290)	$1,699	$(12,123)
Currency forwards	673	(62)	947	(992)
Interest rate swaps	157	151	424	(97)
Credit default swaps	(1,117)	(273)	(1,212)	(1,182)
Total return swaps	(5,625)	(1,417)	(5,665)	(5,376)
Net (losses) gains on derivative instruments	$(5,755)	$(4,891)	$(3,807)	$(19,770)

We may be exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments. We minimize our counterparty exposure through a credit review and approval process. In addition, we have executed various collateral arrangements with counterparties to the over-the-counter derivative transactions that require both pledging and accepting collateral in the form of cash. As of both September 30, 2018 and December 31, 2017, we held $0.5 million of cash collateral payable to trade counterparties. This obligation to return cash is reported in payables to brokers and dealers in our condensed consolidated statements of financial condition.

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

Certain of our standardized contracts for over-the-counter derivative transactions (“ISDA Master Agreements”) contain credit risk related contingent provisions pertaining to each counterparty’s credit rating. In some ISDA Master Agreements, if the counterparty’s credit rating, or in some agreements, our assets under management (“AUM”), falls below a specified threshold, either a default or a termination event permitting the counterparty to terminate the ISDA Master Agreement would be triggered. In all agreements that provide for collateralization, various levels of collateralization of net liability positions are applicable, depending on the credit rating of the counterparty. As of September 30, 2018 and December 31, 2017, we delivered $5.3 million and $8.8 million, respectively, of cash collateral into brokerage accounts. We report this cash collateral in cash and cash equivalents in our condensed consolidated statements of financial condition.

As of September 30, 2018 and December 31, 2017, we held $1.1 million and $5.0 million, respectively, of long exchange-traded equity options, which are included in other investments on our condensed consolidated statements of financial condition. In addition, as of September 30, 2018 and December 31, 2017, we held $10.8 million and $13.6 million, respectively, of short exchange-traded equity options, which are included in securities sold not yet purchased on our condensed consolidated statements of financial condition. Our options desk provides our clients with equity derivative strategies and execution for exchange-traded options on single stocks, exchange-traded funds and indices. While predominately agency-based, the options desk may commit capital to facilitate a client’s transaction. Our options desk hedges the risks associated with this activity by taking offsetting positions in equities. For the three and nine months ended September 30, 2018, we recognized a $5.7 million gain and a $3.2 million loss, respectively, on equity options activity. For the three and nine months ended September 30, 2017, we recognized $12.7 million and $21.8 million, respectively, of losses on equity options activity. These losses are recognized in investment gains (losses) in the condensed consolidated statements of income.

Index

11.	Offsetting Assets and Liabilities

See Note 14, Consolidated Company-Sponsored Investment Funds, for disclosure of offsetting assets and liabilities of our consolidated company-sponsored investment funds.

Offsetting of assets as of September 30, 2018 and December 31, 2017 was as follows:

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
	(in thousands)
September 30, 2018:
Securities borrowed	$46,175	$—	$46,175	$(42,514)	$—	$3,661
Derivatives	$11,397	$—	$11,397	$—	$(530)	$10,867
Long exchange-traded options	$1,100	$—	$1,100	$—	$—	$1,100
December 31, 2017:
Securities borrowed	$85,371	$—	$85,371	$(82,353)	$—	$3,018
Derivatives	$11,619	$—	$11,619	$—	$(519)	$11,100
Long exchange-traded options	$4,981	$—	$4,981	$—	$—	$4,981

Offsetting of liabilities as of September 30, 2018 and December 31, 2017 was as follows:

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
	(in thousands)
September 30, 2018:
Securities loaned	$—	$—	$—	$—	$—	$—
Derivatives	$13,937	$—	$13,937	$—	$(5,279)	$8,658
Short exchange-traded options	$10,799	$—	$10,799	$—	$—	$10,799
December 31, 2017:
Securities loaned	$37,960	$—	$37,960	$(37,922)	$—	$38
Derivatives	$14,323	$—	$14,323	$—	$(8,794)	$5,529
Short exchange-traded options	$13,585	$—	$13,585	$—	$—	$13,585

Cash collateral, whether pledged or received on derivative instruments, is not considered material and, accordingly, is not disclosed by counterparty.

Index

12.	Fair Value

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

Index

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Valuation of our financial instruments by pricing observability levels as of September 30, 2018 and December 31, 2017 was as follows (in thousands):

	Level 1	Level 2	Level 3	NAV Expedient(1)	Other	Total
September 30, 2018:
Money markets	$110,654	$—	$—	$—	$—	$110,654
Securities segregated (U.S. Treasury Bills)	—	1,262,906	—	—	—	1,262,906
Derivatives	915	10,482	—	—	—	11,397
Investments
U.S. Treasury Bills	—	22,774	—	—	—	22,774
Equity securities	272,053	10,028	117	312	—	282,510
Long exchange-traded options	1,100	—	—	—	—	1,100
Limited partnership hedge funds(2)	—	—	—	—	116,499	116,499
Private equity	—	—	—	36,450	—	36,450
Time deposits(3)	—	—	—	—	8,835	8,835
Other investments	—	—	—	—	10,379	10,379
Total investments	273,153	32,802	117	36,762	135,713	478,547
Total assets measured at fair value	$384,722	$1,306,190	$117	$36,762	$135,713	$1,863,504

Securities sold not yet purchased
Short equities – corporate	$10,162	$—	$—	$—	$—	$10,162
Short exchange-traded options	10,799	—	—	—	—	10,799
Derivatives	965	12,972	—	—	—	13,937
Contingent payment arrangements	—	—	11,013	—	—	11,013
Total liabilities measured at fair value	$21,926	$12,972	$11,013	$—	$—	$45,911

Index

	Level 1	Level 2	Level 3	NAV Expedient(1)	Other	Total
December 31, 2017:
Money markets	$62,071	$—	$—	$—	$—	$62,071
Securities segregated (U.S. Treasury Bills)	—	816,350	—	—	—	816,350
Derivatives	948	10,671	—	—	—	11,619
Investments
U.S. Treasury Bills	—	52,609	—	—	—	52,609
Equity securities	276,755	16,618	117	94	—	293,584
Long exchange-traded options	4,981	—	—	—	—	4,981
Limited partnership hedge funds(2)	—	—	—	—	37,199	37,199
Private equity	—	—	954	37,232	—	38,186
Time deposits(3)	—	—	—	—	5,138	5,138
Other investments	—	—	—	—	11,892	11,892
Total investments	281,736	69,227	1,071	37,326	54,229	443,589
Total assets measured at fair value	$344,755	$896,248	$1,071	$37,326	$54,229	$1,333,629

Securities sold not yet purchased
Short equities – corporate	$16,376	$—	$—	$—	$—	$16,376
Short exchange-traded options	13,585	—	—	—	—	13,585
Derivatives	2,540	11,783	—	—	—	14,323
Contingent payment arrangements	—	—	10,855	—	—	10,855
Total liabilities measured at fair value	$32,501	$11,783	$10,855	$—	$—	$55,139

(1) Investments measured at fair value using NAV (or its equivalent) as a practical expedient.
(2) Investments in equity method investees that are not measured at fair value in accordance with GAAP.
(3) Investments carried at amortized cost that are not measured at fair value in accordance with GAAP.

One of our private equity investments (measured at fair value using NAV as a practical expedient) is a venture capital fund with a fair value of $36.4 million and no unfunded commitment as of September 30, 2018. This partnership invests in communications, consumer, digital media, healthcare and information technology markets. The fair value of this investment has been estimated using the capital account balances provided by the partnership. The interest in this partnership cannot be redeemed without specific approval by the general partner.

Other investments include (i) an investment in a start-up company that does not have a readily available fair value ($3.6 million and $4.6 million as of September 30, 2018 and December 31, 2017, respectively), (ii) an investment in an equity method investee that is not measured at fair value in accordance with GAAP ($3.6 million as of September 30, 2018 and $4.1 million as of December 31, 2017), and (iii) broker dealer exchange memberships ($3.1 million as of September 30, 2018 and $3.2 million as of December 31, 2017).
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

Index

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

During the nine months ended September 30, 2018, there were no transfers between Level 1 and Level 2 securities.
The change in carrying value associated with Level 3 financial instruments carried at fair value, classified as private equity and equity securities, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Balance as of beginning of period	$117	$5,028	$1,071	$5,023
Purchases	—	—	—	—
Sales	—	—	—	—
Realized gains (losses), net	—	—	—	—
Unrealized gains (losses), net	—	(3,958)	(954)	(3,953)
Balance as of end of period	$117	$1,070	$117	$1,070

Transfers into and out of all levels of the fair value hierarchy are reflected at end-of-period fair values. Realized and unrealized gains and losses on Level 3 financial instruments are recorded in investment gains and losses in the condensed consolidated statements of income.

Index

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Balance as of beginning of period	$10,960	$16,777	$10,855	$17,589
Accretion	53	53	158	408
Change in estimates	—	(193)	—	(193)
Payments	—	(4,534)	—	(5,701)
Balance as of end of period	$11,013	$12,103	$11,013	$12,103

During the third quarter of 2017, we made the final contingent consideration payment relating to our 2014 acquisition and recorded a change in estimate and wrote off the remaining contingent consideration payable relating to our 2010 acquisition. As of September 30, 2018 and December 31, 2017, one acquisition-related contingent liability with a fair value of $11.0 million and $10.9 million, respectively, remains relating to our 2016 acquisition, which was valued using a revenue growth rate of 31% and a discount rate ranging from 1.4% to 2.3%.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We did not have any material assets or liabilities that were measured at fair value for impairment on a nonrecurring basis during the nine months ended September 30, 2018 or during the year ended December 31, 2017.

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
The balances of consolidated VIEs and VOEs included in our condensed consolidated statements of financial condition were as follows:

	September 30, 2018			December 31, 2017
	(in thousands)
	VIEs	VOEs	Total	VIEs	VOEs	Total
Cash and cash equivalents	$9,736	$702	$10,438	$326,158	$360	$326,518
Investments	186,386	116,915	303,301	1,189,835	56,448	1,246,283
Other assets	5,544	3,551	9,095	33,931	1,466	35,397
Total assets	$201,666	$121,168	$322,834	$1,549,924	$58,274	$1,608,198

Liabilities	$6,077	$2,502	$8,579	$695,997	$2,104	$698,101
Redeemable non-controlling interest	80,436	20,673	101,109	596,241	(18)	596,223
Partners' capital attributable to AB Unitholders	114,495	97,993	212,488	256,929	56,188	313,117
Non-redeemable non-controlling interests in consolidated entities	658	—	658	757	—	757
Total liabilities, redeemable non-controlling interest and partners' capital	$201,666	$121,168	$322,834	$1,549,924	$58,274	$1,608,198

During 2018, we deconsolidated a fund in which we have a seed investment of $79.0 million due to no longer having a controlling financial interest. This VIE had significant consolidated assets and liabilities as of December 31, 2017.

Index

Fair Value
Cash and cash equivalents include cash on hand, demand deposits, overnight commercial paper and highly liquid investments with original maturities of three months or less. Due to the short-term nature of these instruments, the recorded value has been determined to approximate fair value.

Valuation of consolidated company-sponsored investment funds' financial instruments by pricing observability levels as of September 30, 2018 and December 31, 2017 was as follows (in thousands):

	Level 1	Level 2	Level 3	NAV Expedient	Total
September 30, 2018:
Investments - VIEs	$19,818	$160,266	$6,302	$—	$186,386
Investments - VOEs	66,384	50,339	192	—	116,915
Derivatives - VIEs	108	2,519	—	—	2,627
Derivatives - VOEs	102	1,003	—	—	1,105
Total assets measured at fair value	$86,412	$214,127	$6,494	$—	$307,033

Derivatives - VIEs	519	2,994	—	—	3,513
Derivatives - VOEs	60	455	—	—	515
Total liabilities measured at fair value	$579	$3,449	$—	$—	$4,028

December 31, 2017:
Investments - VIEs	$1,053,824	$133,796	$2,205	$10	$1,189,835
Investments - VOEs	5,491	50,898	59	—	56,448
Derivatives - VIEs	252	30,384	—	—	30,636
Derivatives - VOEs	49	251	—	—	300
Total assets measured at fair value	$1,059,616	$215,329	$2,264	$10	$1,277,219

Short equities - VIEs	$669,258	$—	$—	$—	$669,258
Derivatives - VIEs	421	21,820	—	—	22,241
Derivatives - VOEs	12	619	—	—	631
Total liabilities measured at fair value	$669,691	$22,439	$—	$—	$692,130

See Note 12 for a description of the fair value methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Index

The change in carrying value associated with Level 3 financial instruments carried at fair value within consolidated company-sponsored investment funds was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)

Balance as of beginning of period	$5,871	$2,797	$2,264	$5,741
Deconsolidated funds	—	—	—	(6,697)
Transfers (out) in	(406)	(35)	(82)	378
Purchases	1,247	346	7,381	5,358
Sales	(197)	(1,148)	(2,820)	(3,045)
Realized gains (losses), net	2	5	(97)	1
Unrealized (losses) gains, net	(25)	52	(158)	269
Accrued discounts	2	1	6	13
Balance as of end of period	$6,494	$2,018	$6,494	$2,018

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

Derivative Instruments
As of September 30, 2018 and December 31, 2017, the VIEs held $0.9 million and $8.4 million (net), respectively, of futures, forwards and swaps within their portfolios. For the three and nine months ended September 30, 2018, we recognized $0.5 million of losses and $0.4 million of gains, respectively, on these derivatives. For the three and nine months ended September 30, 2017, we recognized $3.8 million and $18.8 million of gains, respectively, on these derivative positions. These gains and losses are recognized in investment gains (losses) in the condensed consolidated statements of income. As of September 30, 2018 and December 31, 2017, the VIEs held $0.7 million and $0.2 million, respectively, of cash collateral payable to trade counterparties. This obligation to return cash is reported in the liabilities of consolidated company-sponsored investment funds in our condensed consolidated statements of financial condition. As of September 30, 2018 and December 31, 2017, the VIEs delivered $1.9 million and $2.9 million, respectively, of cash collateral into brokerage accounts. The VIEs report this cash collateral in the consolidated company-sponsored investment funds cash and cash equivalents in our condensed consolidated statements of financial condition.
As of September 30, 2018 and December 31, 2017, the VOE held $0.6 million and $0.3 million, respectively, (net) of futures, forwards, options and swaps within their portfolios. For the three and nine months ended September 30, 2018, we recognized $0.2 million and $1.5 million of gains, respectively, on these derivatives. For both the three and nine months ended September 30, 2017, we recognized losses of $0.2 million on these derivatives. These gains and losses are recognized in investment gains (losses) in the condensed consolidated statements of income. As of September 30, 2018, the VOEs held $0.1 million of cash collateral payable to trade counterparties. This obligation to return cash is reported in the liabilities of consolidated company-sponsored investment funds in our condensed consolidated statements of financial condition. As of September 30, 2018 and December 31, 2017, the VOEs held $0.4 million and $0.2 million of cash collateral in brokerage accounts. The VOEs report this cash collateral in the consolidated company-sponsored investment funds cash and cash equivalents in our condensed consolidated statements of financial condition.

Index

Offsetting Assets and Liabilities
Offsetting of derivative assets of consolidated company-sponsored investment funds as of September 30, 2018 and December 31, 2017 was as follows:

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
	(in thousands)
September 30, 2018:
Derivatives - VIEs	$2,627	$—	$2,627	$—	$(691)	$1,936
Derivatives - VOEs	$1,105	$—	$1,105	$—	$(115)	$990
December 31, 2017:
Derivatives - VIEs	$30,636	$—	$30,636	$—	$(194)	$30,442
Derivatives - VOEs	$300	$—	$300	$—	$(37)	$263

Offsetting of derivative liabilities of consolidated company-sponsored investment funds as of September 30, 2018 and December 31, 2017 was as follows:

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
	(in thousands)
September 30, 2018:
Derivatives - VIEs	$3,513	$—	$3,513	$—	$(1,948)	$1,565
Derivatives - VOEs	$515	$—	$515	$—	$(405)	$110
December 31, 2017:
Derivatives - VIEs	$22,241	$—	$22,241	$—	$(2,884)	$19,357
Derivatives - VOEs	$631	$—	$631	$—	$(228)	$403

Cash collateral, whether pledged or received on derivative instruments, is not considered material and, accordingly, is not disclosed by counterparty.
Non-Consolidated VIEs
As of September 30, 2018, the net assets of company-sponsored investment products that are non-consolidated VIEs are approximately $58.2 billion, and our maximum risk of loss is our investment of $6.4 million in these VIEs and our advisory fee receivables from these VIEs, which are not material.

15.	Units Outstanding

Changes in AB Units outstanding during the nine-month period ended September 30, 2018 were as follows:

Index

Outstanding as of December 31, 2017	268,659,333
Options exercised	629,493
Units issued	2,712,263
Units retired (1)	(3,435,327)
Balance as of September 30, 2018	268,565,762

(1) Includes 4,546 AB Units purchased in private transactions and retired during the first nine months of 2018.

16.	Debt

As of September 30, 2018 and December 31, 2017, AB had $399.9 million and $491.8 million, respectively, in commercial paper outstanding with weighted average interest rates of approximately 2.2% and 1.6%, respectively. Debt included in the statement of financial condition is presented net of issuance costs of $1.7 million and $1.1 million as of September 30, 2018 and December 31, 2017, respectively. The commercial paper is short term in nature, and as such, recorded value is estimated to approximate fair value (and considered a Level 2 security in the fair value hierarchy). Average daily borrowings of commercial paper during the first nine months of 2018 and the full year 2017 were $372.2 million and $482.2 million, respectively, with weighted average interest rates of approximately 1.9% and 1.2%, respectively.
On September 27, 2018, AB amended and restated the existing $1.0 billion committed, unsecured senior revolving credit facility (the “Credit Facility”) with a group of commercial banks and other lenders, reducing the principal amount to $800.0 million and extending the maturity to September 27, 2023. The Credit Facility provides for possible increases in the principal amount by up to an aggregate incremental amount of $200.0 million; any such increase is subject to the consent of the affected lenders. The Credit Facility is available for AB and Sanford C. Bernstein & Co., LLC ("SCB LLC") business purposes, including the support of AB’s commercial paper program. Both AB and SCB LLC can draw directly under the Credit Facility and management may draw on the Credit Facility from time to time. AB has agreed to guarantee the obligations of SCB LLC under the Credit Facility.
AB has a $200.0 million, unsecured 364-day senior revolving credit facility (the "Revolver") with a leading international bank and the other lending institutions that may be party thereto, which matures on November 28, 2018. The Revolver is available for AB's and SCB LLC's business purposes, including the provision of additional liquidity to meet funding requirements primarily related to SCB LLC's operations. Both AB and SCB LLC can draw directly under the Revolver and management expects to draw on the Revolver from time to time. AB has agreed to guarantee the obligations of SCB LLC under the Revolver. The Revolver contains affirmative, negative and financial covenants that are identical to those of AB's $800.0 million committed, unsecured senior revolving credit facility. As of September 30, 2018, we had no amounts outstanding under the Revolver. As of December 31, 2017, we had $75.0 million outstanding under the Revolver with an interest rate of 2.4%. Average daily borrowing under the Revolver during the first nine months of 2018 and full year 2017 were $16.7 million and $21.4 million, respectively, with weighted average interest rates of approximately 2.7% and 2.0%, respectively.

Index

17.	Changes in Capital

Changes in capital during the nine-month period ended September 30, 2018 were as follows:

	Partners’ Capital Attributable to AB Unitholders	Non-Redeemable Non-Controlling Interests In Consolidated Entities	Total Capital
	(in thousands)
Balance as of December 31, 2017	$4,061,740	$1,564	$4,063,304
Comprehensive income:
Net income	569,535	150	569,685
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(14,760)	(29)	(14,789)
Changes in employee benefit related items	749	—	749
Other	374	—	374
Comprehensive income	555,898	121	556,019

Distributions to General Partner and unitholders	(652,991)	—	(652,991)
Compensation-related transactions	(58,857)	—	(58,857)
Capital contributions to affiliates	(1,344)	—	(1,344)
Impact of adoption of revenue recognition standard ASC 606 and ASU 2016-01	34,577	—	34,577
Other	1,044	—	1,044
Balance as of September 30, 2018	$3,940,067	$1,685	$3,941,752

Index

Changes in capital during the nine-month period ended September 30, 2017 were as follows:

	Partners’ Capital Attributable to AB Unitholders	Non-redeemable Non-Controlling Interests In Consolidated Entities	Total Capital
	(in thousands)
Balance as of December 31, 2016	$4,032,017	$36,172	$4,068,189
Comprehensive income:
Net income	415,994	9,680	425,674
Other comprehensive income, net of tax:
Unrealized gains on investments	9	—	9
Foreign currency translation adjustments	23,114	977	24,091
Changes in employee benefit related items	755	—	755
Comprehensive income	439,872	10,657	450,529

Distributions to General Partner and unitholders	(489,049)	—	(489,049)
Compensation-related transactions	(89,567)	—	(89,567)
Capital contributions from affiliates	79	—	79
Purchase of non-controlling interest	172	(2,005)	(1,833)
Distributions to non-controlling interests of our consolidated venture capital fund	—	(43,217)	(43,217)
Other	1,257	—	1,257
Balance as of September 30, 2017	$3,894,781	$1,607	$3,896,388

18.	Non-controlling Interests

Non-controlling interest in net income for the three and nine months ended September 30, 2018 and 2017 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Non-redeemable non-controlling interests:
Consolidated company-sponsored investment funds	$(46)	$21	$(99)	$9,436
Other	78	50	249	245
Total non-redeemable non-controlling interests	32	71	150	9,681
Redeemable non-controlling interests:
Consolidated company-sponsored investment funds	694	16,455	23,487	40,332
Total non-controlling interest in net income	$726	$16,526	$23,637	$50,013

Index

Non-redeemable non-controlling interest as of September 30, 2018 and December 31, 2017 consisted of the following:

	September 30, 2018	December 31, 2017
	(in thousands)
Consolidated company-sponsored investment funds	$658	$757
CPH Capital Fondsmaeglerselskab A/S	1,027	807
Total non-redeemable non-controlling interest	$1,685	$1,564

Redeemable non-controlling interest as of September 30, 2018 and December 31, 2017 consisted of the following:

	September 30, 2018	December 31, 2017
	(in thousands)
Consolidated company-sponsored investment funds	$101,109	$596,223
CPH Capital Fondsmaeglerselskab A/S acquisition	2,888	5,364
Total redeemable non-controlling interest	$103,997	$601,587

Index

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview
Our total assets under management (“AUM”) as of September 30, 2018 were $550.4 billion, up $10.6 billion, or 2.0%, compared to June 30, 2018, and up $15.5 billion, or 2.9%, compared to September 30, 2017. During the third quarter of 2018, AUM increased as a result of market appreciation of $9.3 billion and net inflows of $1.3 billion (Retail net inflows of $1.2 billion and $0.3 billion for Private Wealth Management, offset by net outflows of $0.2 billion for Institutions). During the twelve months ended September 30, 2018, AUM increased as a result of market appreciation of $20.2 billion, offset by net outflows of $4.7 billion (Institutional net outflows of $8.0 billion, offset by net inflows of $3.0 billion for Private Wealth Management and $0.3 billion for Retail).

Institutional AUM increased $2.6 billion, or 1.0%, to $257.0 billion during the third quarter of 2018, due to market appreciation of $2.5 billion and transfers in of $0.3 billion, offset by net outflows of $0.2 billion. Gross sales decreased sequentially from $3.9 billion during the second quarter of 2018 to $3.7 billion during the third quarter of 2018. Redemptions and terminations decreased sequentially from $9.9 billion to $1.5 billion. The second quarter's redemptions included a $7.0 billion low-fee Customized Retirement Strategies redemption.

Retail AUM increased $6.0 billion, or 3.2%, to $196.3 billion during the third quarter of 2018, due to market appreciation of $4.8 billion and net inflows of $1.2 billion. Gross sales increased sequentially from $11.6 billion during the second quarter of 2018 to $12.6 billion during the third quarter of 2018, while redemptions and terminations decreased sequentially from $10.6 billion to $9.5 billion.

Private Wealth Management AUM increased $2.0 billion, or 2.1%, to $97.1 billion during the third quarter of 2018, due to market appreciation of $2.0 billion and net inflows of $0.3 billion, offset by transfers out of $0.3 billion. Gross sales decreased sequentially from $3.5 billion during the second quarter of 2018 to $3.0 billion during the third quarter of 2018, and redemptions and terminations decreased sequentially from $2.8 billion to $2.3 billion.

Bernstein Research Services revenue for the third quarter of 2018 was $103.6 million, down $4.8 million, or 4.4%, compared to the third quarter of 2017 due to lower revenues in both the U.S. and Asia, mainly due to a volume shift towards lower priced electronic trading. The revenue decrease in the U.S. and Asia was partially offset by higher revenues in Europe, which resulted from an increase in hard dollar payments for research, partially offset by a strengthening U.S. dollar. Global revenues continue to be negatively impacted by fee pressure due to unbundling of research payments. (See MiFID II discussion below).

Net revenues for the third quarter of 2018 increased $38.0 million, or 4.7%, to $850.2 million from $812.2 million in the third quarter of 2017. The most significant contributors to the increase were higher performance-based fees of $36.6 million and higher investment advisory base fees of $30.4 million, offset by lower investments gains of $18.2 million and lower Bernstein Research Services revenue of $4.8 million. Operating expenses for the third quarter of 2018 decreased $13.8 million, or 2.1%, to $636.4 million from $650.2 million in the third quarter of 2017. The decrease primarily was due to lower general and administrative expenses (including real estate charges) of $40.0 million, offset by higher employee compensation and benefits of $27.7 million. Our operating income increased $51.8 million, or 32.0%, to $213.8 million from $162.0 million and our operating margin increased to 25.1% in the third quarter of 2018 from 17.9% in the third quarter of 2017.

Market Environment
Ongoing trade tension between the U.S. and China, the slowing pace of global growth, rising Treasury yields and more aggressive central bank monetary policy preoccupied investors during the third quarter, which created broad dispersion of equity market returns. Global equities finished broadly higher, as did U.S. equities, driven by strong economic data and the positive earnings impact of tax reform. Meanwhile, European equity returns were muted and emerging markets remained in negative territory. Bond categories such as U.S. high yield and global corporates fared well during the third quarter, and emerging market debt improved from a very challenging first half of 2018. However, government bonds were lower. The U.S. Federal Reserve increased interest rates in September for the third time in 2018 and signaled another increase later this year. Quantitative easing in Europe is set to end in December, and with monetary policy tightening around the world, reduced liquidity could negatively affect less liquid assets like high yield bonds and emerging market securities. By contrast, China has been easing monetary policy as the country deals with slowing domestic growth and U.S. tariff headwinds. In this environment, rising volatility, more moderate returns, P/E contraction and greater dispersion are increasingly driving the importance of security selection. Investors’ growing beta concerns are manifesting in a steep decline in industrywide U.S. passive mutual fund flows: total year-to-date flows through September were down 38%. Within active, the trends are diverging between equity and fixed income. Year-to-date U.S. active equity mutual fund outflows of $112.8 billion were 14% lower than the prior year-to-date period. Conversely, active fixed income industry

Index

inflows of $96.6 billion declined 44% over the same period, due primarily to weakness in taxable bonds. Moving forward, investors are likely to be focused on the persistency of equity returns, quality of growth and balance sheet strength, all factors that offer active asset managers, such as AB, a real opportunity to differentiate themselves.

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
AXA Equitable Holdings IPO
During 2017, AXA S.A. (“AXA”) announced its intention to pursue the sale of a minority stake in AXA Equitable Holdings, Inc. ("EQH"), the holding company for a diversified financial services organization, through an initial public offering ("IPO"). During the second quarter of 2018, EQH completed the IPO and, as a result, AXA owns approximately 72% of the outstanding common stock of EQH as of September 30, 2018. EQH and it subsidiaries have an approximate 65.1% economic interest in AB as of September 30, 2018. AXA has announced its intention to sell its entire interest in EQH over time, subject to market conditions and other factors. AXA is under no obligation to do so and retains the sole discretion to determine the timing of any future sales of shares of EQH common stock.
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
During October 2018, we signed a lease, which commences in mid-2020, relating to 205,000 square feet of space at our new Nashville headquarters. Our estimated total base rent obligation (excluding taxes, operating expenses and utilities) over the 15 year initial lease term is approximately $125 million.
Although we have presented our transition costs and annual expense savings with numerical specificity, and we believe these targets to be reasonable as of the date of this report, the uncertainties surrounding the assumptions we discuss above create a significant risk that these targets may not be achieved.  Accordingly, the expenses we actually incur and the savings we actually realize may differ from our targets, particularly if actual events adversely differ from one or more of our key assumptions.  The transition costs and expense savings, together with their underlying assumptions, are Forward-Looking Statements and can be affected by any of the factors discussed in “Risk Factors” in our 2017 10-K and “Cautions Regarding Forward-Looking Statements” in this 10-Q.  We strongly caution investors not to place undue reliance on any of these assumptions or our cost and expenses targets.  Except as may be required by applicable securities laws, we are not under any obligation, and we expressly disclaim any obligation, to update or alter any assumptions, estimates, financial goals, targets, projections or other related statements that we may make.

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

Index

Assets Under Management

Assets under management by distribution channel are as follows:

	As of September 30,
	2018	2017	$ Change	% Change
	(in billions)

Institutions	$257.0	$260.0	$(3.0)	(1.2)%
Retail	196.3	185.7	10.6	5.7
Private Wealth Management	97.1	89.2	7.9	8.8
Total	$550.4	$534.9	$15.5	2.9

Assets under management by investment service are as follows:

	As of September 30,
	2018	2017	$ Change	% Change
	(in billions)
Equity
Actively Managed	$155.9	$131.7	$24.2	18.4%
Passively Managed(1)	56.0	52.3	3.7	7.0
Total Equity	211.9	184.0	27.9	15.1

Fixed Income
Actively Managed
Taxable	224.8	243.0	(18.2)	(7.5)
Tax–exempt	42.0	39.4	2.6	6.4
	266.8	282.4	(15.6)	(5.5)

Passively Managed(1)	9.9	9.9	—	—
Total Fixed Income	276.7	292.3	(15.6)	(5.3)

Other(2)
Actively Managed	61.0	58.0	3.0	5.0
Passively Managed(1)	0.8	0.6	0.2	52.6
Total Other	61.8	58.6	3.2	5.5
Total	$550.4	$534.9	$15.5	2.9

(1)Includes index and enhanced index services.
(2)Includes certain multi-asset solutions and services and certain alternative investments.

Index

Changes in assets under management for the three-month, nine-month and twelve-month periods ended September 30, 2018 are as follows:

	Distribution Channel
	Institutions	Retail	Private Wealth Management	Total
	(in billions)
Balance as of June 30, 2018	$254.4	$190.3	$95.1	$539.8
Long-term flows:
Sales/new accounts	3.7	12.6	3.0	19.3
Redemptions/terminations	(1.5)	(9.5)	(2.3)	(13.3)
Cash flow/unreinvested dividends	(2.4)	(1.9)	(0.4)	(4.7)
Net long-term (outflows) inflows	(0.2)	1.2	0.3	1.3
Transfers	0.3	—	(0.3)	—
Market appreciation	2.5	4.8	2.0	9.3
Net change	2.6	6.0	2.0	10.6
Balance as of September 30, 2018	$257.0	$196.3	$97.1	$550.4

Balance as of December 31, 2017	$269.3	$192.9	$92.3	$554.5
Long-term flows:
Sales/new accounts	22.5	39.1	11.0	72.6
Redemptions/terminations	(26.0)	(34.2)	(7.7)	(67.9)
Cash flow/unreinvested dividends	(7.5)	(5.6)	(0.4)	(13.5)
Net long-term (outflows) inflows	(11.0)	(0.7)	2.9	(8.8)
Transfers	0.3	—	(0.3)	—
Market (depreciation) appreciation	(1.6)	4.1	2.2	4.7
Net change	(12.3)	3.4	4.8	(4.1)
Balance as of September 30, 2018	$257.0	$196.3	$97.1	$550.4

Balance as of September 30, 2017	$260.0	$185.7	$89.2	$534.9
Long-term flows:
Sales/new accounts	26.0	52.0	13.8	91.8
Redemptions/terminations	(27.0)	(44.4)	(10.4)	(81.8)
Cash flow/unreinvested dividends	(7.0)	(7.3)	(0.4)	(14.7)
Net long-term (outflows) inflows	(8.0)	0.3	3.0	(4.7)
Transfers	0.3	—	(0.3)	—
Market appreciation	4.7	10.3	5.2	20.2
Net change	(3.0)	10.6	7.9	15.5
Balance as of September 30, 2018	$257.0	$196.3	$97.1	$550.4

Index

	Investment Service
	Equity Actively Managed	Equity Passively Managed(1)	Fixed Income Actively Managed - Taxable	Fixed Income Actively Managed - Tax- Exempt	Fixed Income Passively Managed(1)	Other(2)	Total
	(in billions)
Balance as of June 30, 2018	$147.2	$53.8	$225.9	$41.6	$10.1	$61.2	$539.8
Long-term flows:
Sales/new accounts	8.7	(0.1)	7.3	2.0	—	1.4	19.3
Redemptions/terminations	(4.7)	—	(6.3)	(1.4)	(0.1)	(0.8)	(13.3)
Cash flow/unreinvested dividends	(1.1)	(1.1)	(1.5)	(0.2)	—	(0.8)	(4.7)
Net long-term inflows (outflows)	2.9	(1.2)	(0.5)	0.4	(0.1)	(0.2)	1.3
Market appreciation (depreciation)	5.8	3.4	(0.6)	—	(0.1)	0.8	9.3
Net change	8.7	2.2	(1.1)	0.4	(0.2)	0.6	10.6
Balance as of September 30, 2018	$155.9	$56.0	$224.8	$42.0	$9.9	$61.8	$550.4

Balance as of December 31, 2017	$139.4	$54.3	$247.9	$40.4	$9.9	$62.6	$554.5
Long-term flows:
Sales/new accounts	28.2	1.0	21.0	6.2	0.1	16.1	72.6
Redemptions/terminations	(16.4)	(0.5)	(30.4)	(4.4)	(0.3)	(15.9)	(67.9)
Cash flow/unreinvested dividends	(2.6)	(3.0)	(6.7)	(0.2)	0.4	(1.4)	(13.5)
Net long-term inflows (outflows)	9.2	(2.5)	(16.1)	1.6	0.2	(1.2)	(8.8)
Market appreciation (depreciation)	7.3	4.2	(7.0)	—	(0.2)	0.4	4.7
Net change	16.5	1.7	(23.1)	1.6	—	(0.8)	(4.1)
Balance as of September 30, 2018	$155.9	$56.0	$224.8	$42.0	$9.9	$61.8	$550.4

Index

	Investment Service
	Equity Actively Managed	Equity Passively Managed(1)	Fixed Income Actively Managed - Taxable	Fixed Income Actively Managed - Tax- Exempt	Fixed Income Passively Managed(1)	Other(2)	Total
	(in billions)

Balance as of September 30, 2017	$131.7	$52.3	$243.0	$39.4	$9.9	$58.6	$534.9
Long-term flows:
Sales/new accounts	34.2	1.0	30.0	8.4	0.1	18.1	91.8
Redemptions/terminations	(21.6)	(0.5)	(37.4)	(5.6)	(0.4)	(16.3)	(81.8)
Cash flow/unreinvested dividends	(3.4)	(4.4)	(5.7)	(0.2)	0.4	(1.4)	(14.7)
Net long-term inflows (outflows)	9.2	(3.9)	(13.1)	2.6	0.1	0.4	(4.7)
Market appreciation (depreciation)	15.0	7.6	(5.1)	—	(0.1)	2.8	20.2
Net change	24.2	3.7	(18.2)	2.6	—	3.2	15.5
Balance as of September 30, 2018	$155.9	$56.0	$224.8	$42.0	$9.9	$61.8	$550.4

(1)Includes index and enhanced index services.
(2)Includes certain multi-asset solutions and services and certain alternative investments.

Net long-term inflows (outflows) for actively managed investment services as compared to passively managed investment services for the three-month, nine-month and twelve-month periods ended September 30, 2018 are as follows:

	Periods Ended September 30, 2018
	Three-months	Nine-months	Twelve-months
	(in billions)
Actively Managed
Equity	$2.9	$9.2	$9.2
Fixed Income	(0.1)	(14.5)	(10.5)
Other	(0.3)	(1.4)	0.2
	2.5	(6.7)	(1.1)
Passively Managed
Equity	(1.2)	(2.5)	(3.9)
Fixed Income	(0.1)	0.2	0.1
Other	0.1	0.2	0.2
	(1.2)	(2.1)	(3.6)
Total net long-term (outflows)	$1.3	$(8.8)	$(4.7)

Index

Average assets under management by distribution channel and investment service are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
	(in billions)				(in billions)
Distribution Channel:
Institutions	$256.6	$257.1	$(0.5)	(0.2)%	$261.1	$250.1	$11.0	4.4%
Retail	194.0	181.7	12.3	6.7	193.4	173.4	20.0	11.6
Private Wealth Management	96.3	87.8	8.5	9.7	95.0	85.3	9.7	11.4
Total	$546.9	$526.6	$20.3	3.8	$549.5	$508.8	$40.7	8.0
Investment Service:
Equity Actively Managed	$152.4	$128.0	$24.4	19.0%	$147.3	$121.9	$25.4	20.8%
Equity Passively Managed(1)	55.3	51.1	4.2	8.4	54.3	49.9	4.4	9.0
Fixed Income Actively Managed – Taxable	225.5	240.7	(15.2)	(6.3)	233.4	233.4	—	—
Fixed Income Actively Managed – Tax-exempt	41.9	39.6	2.3	5.7	41.2	38.5	2.7	7.1
Fixed Income Passively Managed(1)	10.0	9.9	0.1	0.5	10.0	10.4	(0.4)	(4.1)
Other (2)	61.8	57.3	4.5	7.8	63.3	54.7	8.6	15.6
Total	$546.9	$526.6	$20.3	3.8	$549.5	$508.8	$40.7	8.0

(1)Includes index and enhanced index services.
(2)Includes certain multi-asset solutions and services and certain alternative investments.

Our Institutional channel third quarter average AUM of $256.6 billion decreased $0.5 billion, or 0.2%, compared to the third quarter of 2017. Our Institutional AUM decreased $3.0 billion, or 1.2%, to $257.0 billion over the last twelve months. The $3.0 billion decrease in AUM primarily resulted from net outflows of $8.0 billion, offset by market appreciation of $4.7 billion.
Our Retail channel third quarter average AUM of $194.0 billion increased $12.3 billion, or 6.7%, compared to the third quarter of 2017, primarily due to our Retail AUM increasing $10.6 billion, or 5.7%, to $196.3 billion over the last twelve months. The $10.6 billion increase in AUM resulted from market appreciation of $10.3 billion and net inflows of $0.3 billion.
Our Private Wealth Management channel third quarter average AUM of $96.3 billion increased $8.5 billion, or 9.7%, compared to the third quarter of 2017, primarily due to our Private Wealth Management AUM increasing $7.9 billion, or 8.8%, to $97.1 billion over the last twelve months. The $7.9 billion increase in AUM primarily resulted from market appreciation of $5.2 billion and net inflows of $3.0 billion.

Index

Absolute investment composite returns, gross of fees, and relative performance as of September 30, 2018 compared to benchmarks for certain representative Institutional equity and fixed income services are as follows:

	1-Year	3-Year	5-Year
Global High Income - Hedged (fixed income)
Absolute return	1.0%	7.9%	5.7%
Relative return (vs. Bloomberg Barclays Global High Yield Index - Hedged)	(0.1)	—	(0.1)
U.S. High Yield (fixed income)
Absolute return	3.4	7.8	5.6
Relative return (vs. Bloomberg Barclays U.S. Corp. High Yield Index)	0.4	(0.4)	0.1
Global Plus - Hedged (fixed income)
Absolute return	0.4	3.1	3.8
Relative return (vs. Bloomberg Barclays Global Aggregate Index - Hedged)	(0.4)	0.8	0.6
Intermediate Municipal Bonds (fixed income)
Absolute return	0.1	1.7	2.3
Relative return (vs. Lipper Short/Int. Blended Muni Fund Avg)	—	0.4	0.6
U.S. Strategic Core Plus (fixed income)
Absolute return	(0.6)	2.5	3.2
Relative return (vs. Bloomberg Barclays U.S. Aggregate Index)	0.7	1.2	1.1
Emerging Market Debt (fixed income)
Absolute return	(4.9)	6.9	4.6
Relative return (vs. JPM EMBI Global/JPM EMBI)	(2.0)	1.2	—
Emerging Markets Value
Absolute return	(4.1)	10.8	3.3
Relative return (vs. MSCI EM Index)	(3.3)	(1.6)	(0.3)
Global Strategic Value
Absolute return	2.3	10.6	8.4
Relative return (vs. MSCI ACWI Index)	(7.4)	(2.8)	(0.3)
U.S. Small & Mid Cap Value
Absolute return	11.2	15.3	11.5
Relative return (vs. Russell 2500 Value Index)	1.0	0.8	1.5
U.S. Strategic Value
Absolute return	7.5	10.0	8.7
Relative return (vs. Russell 1000 Value Index)	(1.9)	(3.6)	(2.0)
U.S. Small Cap Growth
Absolute return	38.8	25.8	15.4
Relative return (vs. Russell 2000 Growth Index)	17.7	7.8	3.2
U.S. Large Cap Growth
Absolute return	24.9	20.1	18.3
Relative return (vs. Russell 1000 Growth Index)	(1.4)	(0.4)	1.7
U.S. Small & Mid Cap Growth
Absolute return	35.6	22.2	14.2
Relative return (vs. Russell 2500 Growth Index)	12.5	4.3	1.3
Concentrated U.S. Growth
Absolute return	21.5	17.3	15.2
Relative return (vs. S&P 500 Index)	3.6	—	1.3
Select U.S. Equity
Absolute return	19.8	17.1	14.1
Relative return (vs. S&P 500 Index)	1.9	(0.3)	0.2
Strategic Equities
Absolute return	17.4	15.4	13.3
Relative return (vs. Russell 3000 Index)	(0.2)	(1.7)	(0.1)
Global Core Equity
Absolute return	13.3	15.4	9.7
Relative return (vs. MSCI ACWI Index)	3.6	2.0	1.0

Index

Consolidated Results of Operations

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
	(in thousands, except per unit amounts)
Net revenues	$850,176	$812,150	$38,026	4.7%	$2,562,701	$2,379,380	$183,321	7.7%
Expenses	636,357	650,123	(13,766)	(2.1)	1,936,747	1,888,504	48,243	2.6
Operating income	213,819	162,027	51,792	32.0	625,954	490,876	135,078	27.5
Income taxes	9,419	4,547	4,872	107.1	32,782	24,869	7,913	31.8
Net income	204,400	157,480	46,920	29.8	593,172	466,007	127,165	27.3
Net income of consolidated entities attributable to non-controlling interests	726	16,526	(15,800)	(95.6)	23,637	50,013	(26,376)	(52.7)
Net income attributable to AB Unitholders	$203,674	$140,954	$62,720	44.5	$569,535	$415,994	$153,541	36.9

Diluted net income per AB Unit	$0.75	$0.52	$0.23	44.2	$2.09	$1.54	$0.55	35.7

Distributions per AB Unit	$0.76	$0.58	$0.18	31.0	$2.25	$1.66	$0.59	35.5

Operating margin (1)	25.1%	17.9%			23.5%	18.5%

(1)Operating income excluding net income (loss) attributable to non-controlling interests as a percentage of net revenues.

Net income attributable to AB Unitholders for the three months ended September 30, 2018 increased $62.7 million, or 44.5%, from the three months ended September 30, 2017. The increase primarily is due to (in millions):

Lower general and administrative expenses (including real estate charges)	$40.0
Higher performance-based fees	36.6
Higher base advisory fees	30.4
Lower net income of consolidated entities attributable to non-controlling interests	15.8
Higher employee compensation and benefits	(27.7)
Lower investment gains	(18.2)
Lower Bernstein Research Services revenue	(4.8)
Higher income tax expense	(4.9)
Lower dividend and interest income, net of interest expense	(3.4)
Other	(1.1)
$62.7

Index

Net income attributable to AB Unitholders for the nine months ended September 30, 2018 increased $153.5 million, or 36.9%, from the nine months ended September 30, 2017. The increase primarily is due to (in millions):

Higher base advisory fees	$152.4
Higher performance-based fees	57.4
Lower general and administrative expenses (including real estate charges)	55.7
Lower net income of consolidated entities attributable to non-controlling interests	26.4
Higher other revenues	5.0
Higher employee compensation and benefits	(80.1)
Lower investment gains	(41.3)
Higher trade execution, marketing, T&E and other expenses	(8.1)
Higher income tax expense	(7.9)
Lower Bernstein Research Services revenues	(6.4)
Other	0.4
$153.5

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

The new standard did not change the timing of revenue recognition for our base fees, distribution revenues, shareholder servicing fees and broker-dealer revenues. However, performance-based fees, which, prior to the adoption of ASC 606, were recognized at the end of the applicable measurement period when no risk of reversal remained, and carried-interest distributions received (considered performance-based fees), recorded as deferred revenues until no risk of reversal remained, are recognized earlier under the new standard, if it is probable that significant reversal of performance-based fees recognized will not occur.

On January 1, 2018, we recorded a cumulative effect adjustment, net of tax, of $35.0 million to partners’ capital in the condensed consolidated statement of financial condition. This amount represents carried interest distributions of $77.9 million previously received, net of revenue sharing payments to investment team members of $42.7 million, with respect to which it is probable that significant reversal will not occur. These amounts were included in adjusted net revenues and adjusted operating income in the first quarter of 2018. As such, we recognized $49.3 million of performance-based fees from two funds in liquidation that is not probable of significant reversal, that under the previous revenue accounting standard would not be recognized until final liquidation

Real Estate Charges

Since 2010, we have sub-leased over one million square feet of office space.

During the first nine months of 2018, we recorded pre-tax real estate charges of $6.5 million, resulting from changes in estimates pertaining to previously recorded real estate charges. During the first nine months of 2017, we recorded pre-tax real estate charges of $39.4 million, resulting from new charges of $40.2 million primarily relating to the further consolidation of office space at our New York offices, offset by changes in estimates related to previously recorded real estate charges of $0.8 million.

Units Outstanding

Each quarter, we consider whether to implement a plan to repurchase AB Holding Units pursuant to Rules 10b5-1 and 10b-18 under the Exchange Act. A plan of this type allows a company to repurchase its shares at times when it otherwise might be prevented from doing so because of self-imposed trading blackout periods or because it possesses material non-public information. Each

Index

broker we select has the authority under the terms and limitations specified in the plan to repurchase AB Holding Units on our behalf in accordance with the terms of the plan. Repurchases are subject to regulations promulgated by the SEC as well as certain price, market volume and timing constraints specified in the plan. The plan adopted during the third quarter of 2018 expired at the close of business on October 22, 2018. We may adopt additional plans in the future to engage in open-market purchases of AB Holding Units to help fund anticipated obligations under our incentive compensation award program and for other corporate purposes.

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

Index

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands, except per unit amounts)
Net revenues, US GAAP basis	$850,176	$812,150	$2,562,701	$2,379,380
Adjustments:
Impact of adoption of revenue recognition standard ASC 606	—	—	77,844	—
Distribution-related payments	(106,372)	(106,106)	(322,827)	(300,951)
Amortization of deferred sales commissions	(4,651)	(7,629)	(17,362)	(25,015)
Pass-through fees and expenses	(10,084)	(9,759)	(31,180)	(29,868)
Impact of consolidated company-sponsored funds	(1,543)	(23,368)	(39,073)	(71,222)
Loss (gain) on sale of software technology investment	1,000	(361)	1,000	(4,593)
Long-term incentive compensation-related investment gains and dividend and interest	(1,383)	(2,185)	(1,965)	(7,398)
Other	—	—	47	—
Adjusted net revenues(1)	$727,143	$662,742	$2,229,185	$1,940,333

Operating income, US GAAP basis	$213,819	$162,027	$625,954	$490,876
Adjustments:
Impact of adoption of revenue recognition standard ASC 606	—	—	35,156	—
Real estate (credits) charges	(155)	18,655	6,490	39,400
Acquisition-related expenses	—	1,462	—	2,012
Loss (gain) on software technology investment	1,000	(361)	1,000	(4,593)
Long-term incentive compensation-related items	1,820	329	2,822	813
Other	—	(193)	47	(193)
Sub-total of non-GAAP adjustments	2,665	19,892	45,515	37,439
Less: Net income of consolidated entities attributable to non-controlling interests	726	16,526	23,637	50,013
Adjusted operating income	215,758	165,393	647,832	478,302
Adjusted income taxes	9,515	10,188	33,946	29,511
Adjusted net income	206,243	155,205	613,886	448,791

Diluted net income per AB Unit, GAAP basis	$0.75	$0.52	$2.09	$1.54
Impact of non-GAAP adjustments	0.01	0.06	0.16	0.12
Adjusted diluted net income per AB Unit	$0.76	$0.58	$2.25	$1.66

Adjusted operating margin(1)	29.7%	25.0%	29.1%	24.7%

(1) Prior period adjusted net revenues and operating margin have been revised due to a GAAP reclassification of certain promotion and servicing expenses that impacted adjusted revenues previously presented.

Adjusted operating income for the three months ended September 30, 2018 increased $50.4 million, or 30.5%, from the three months ended September 30, 2017, primarily due to higher performance-based fees of $36.6 million, higher investment advisory base fees of $30.3 million and lower general and administrative expenses of $13.8 million, offset by higher employee compensation and benefits expense (excluding the impact of long-term incentive compensation-related items) of $27.0 million and lower Bernstein Research Services revenue of $4.8 million. Adjusted operating income for the nine months ended September 30, 2018 increased $169.5 million, or 35.4%, from the nine months ended September 30, 2017, primarily due to higher investment advisory base fees of $154.7 million, higher performance-based fees of $135.2 million and lower general and administrative expenses of $14.4 million, offset by higher employee compensation and benefits expense (excluding the impact of long-term incentive compensation-related

Index

items) of $126.8 million, lower Bernstein Research Services revenue of $6.4 million and higher promotion and servicing expense of $5.7 million.

On January 1, 2018, we recorded a cumulative effect adjustment, net of tax, of $35.0 million to partners’ capital in the condensed consolidated statement of financial condition. This amount represents carried interest distributions of $77.9 million previously received, net of revenue sharing payments to investment team members, of $42.7 million, with respect to which it is probable that significant reversal will not occur. These amounts were included in adjusted net revenues and adjusted operating income in the first quarter of 2018.

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

During 2017, we excluded a realized gain of $4.6 million on the exchange of software technology for an ownership stake in a third party provider of financial market data and trading tools. During the third quarter of 2018, we wrote this investment down $1.0 million.

Adjusted Operating Income

Adjusted operating income represents operating income on a US GAAP basis excluding (1) real estate charges (credits), (2) acquisition-related expenses, (3) the impact on net revenues and compensation expense of the investment gains and losses (as well as the dividends and interest) associated with employee long-term incentive compensation-related investments, (4) the impact of consolidated company-sponsored investment funds, (5) loss (gain) on software technology investment, and (6) adjustments to contingent payment arrangements; provided, however, that adjusted operating income includes the revenues and expenses associated with the implementation of ASC 606 discussed above.

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

Gains and losses on the software technology investment has been excluded due to its non-recurring nature and because it is not part of our core operating results.

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

Index

Net Revenues

The adoption of ASC 606 had no significant impact on revenue recognition during the first nine months of 2018, except for the recognition of $49.3 million of performance fees from two funds in liquidation that is not probable of significant reversal, that under the previous revenue accounting standard would not be recognized until final liquidation. The components of net revenues are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
	(in thousands)				(in thousands)
Investment advisory and services fees:
Institutions:
Base fees	$110,501	$108,849	$1,652	1.5%	$338,372	$318,347	$20,025	6.3%
Performance-based fees	9,973	1,140	8,833	774.8	14,737	7,818	6,919	88.5
	120,474	109,989	10,485	9.5	353,109	326,165	26,944	8.3
Retail:
Base fees	252,884	240,006	12,878	5.4	750,860	673,286	77,574	11.5
Performance-based fees	1,371	229	1,142	498.7	16,406	13,652	2,754	20.2
	254,255	240,235	14,020	5.8	767,266	686,938	80,328	11.7
Private Wealth Management:
Base fees	205,533	189,697	15,836	8.3	610,352	555,580	54,772	9.9
Performance-based fees	29,801	3,186	26,615	835.4	51,560	3,877	47,683	1,229.9
	235,334	192,883	42,451	22.0	661,912	559,457	102,455	18.3
Total:
Base fees	568,918	538,552	30,366	5.6	1,699,584	1,547,213	152,371	9.8
Performance-based fees	41,145	4,555	36,590	803.3	82,703	25,347	57,356	226.3
	610,063	543,107	66,956	12.3	1,782,287	1,572,560	209,727	13.3

Bernstein Research Services	103,581	108,385	(4,804)	(4.4)	324,192	330,596	(6,404)	(1.9)
Distribution revenues	104,488	106,042	(1,554)	(1.5)	317,610	302,745	14,865	4.9
Dividend and interest income	21,942	17,619	4,323	24.5	71,351	51,023	20,328	39.8
Investment gains (losses)	565	18,808	(18,243)	(97.0)	26,860	68,122	(41,262)	(60.6)
Other revenues	24,012	24,902	(890)	(3.6)	76,548	71,532	5,016	7.0
Total revenues	864,651	818,863	45,788	5.6	2,598,848	2,396,578	202,270	8.4
Less: Interest expense	14,475	6,713	7,762	115.6	36,147	17,198	18,949	110.2
Net revenues	$850,176	$812,150	$38,026	4.7	$2,562,701	$2,379,380	$183,321	7.7

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

We sometimes charge our clients performance-based fees. In these situations, we charge a base advisory fee and are eligible to earn an additional performance-based fee or incentive allocation that is calculated as either a percentage of absolute investment results or a percentage of investment results in excess of a stated benchmark over a specified period of time. Some performance-based fees include a high-watermark provision, which generally provides that if a client account underperforms relative to its performance target (whether absolute or relative to a specified benchmark), it must gain back such underperformance before we can collect future performance-based fees. Therefore, if we fail to achieve our performance target for a particular period, we will not earn a performance-based fee for that period and, for accounts with a high-watermark provision, our ability to earn future performance-based fees will be impaired. We are eligible to earn performance-based fees on 7.2%, 7.3% and 1.0% of the assets we manage for institutional clients, private wealth clients and retail clients, respectively (in total, 5.0% of our AUM).

For the three months ended September 30, 2018, our investment advisory and services fees increased by $67.0 million, or 12.3%, from the three months ended September 30, 2017, primarily due to a $30.4 million, or 5.6%, increase in base fees, which primarily resulted from a 3.8% increase in average AUM. Additionally, performance-based fees increased $36.6 million. For the nine months ended September 30, 2018, our investment advisory and services fees increased by $209.7 million, or 13.3%, from the nine months ended September 30, 2017, primarily due to a $152.4 million, or 9.8%, increase in base fees, which primarily resulted from an 8.0% increase in average AUM. Additionally, performance-based fees increased $57.4 million. Performance-based fees of $34.5 million and $49.3 million for the three and nine months ended September 30, 2018, respectively, related to two funds in liquidation.

Institutional investment advisory and services fees for the three months ended September 30, 2018 increased by $10.5 million, or 9.5%, from the three months ended September 30, 2017, primarily due to an $8.8 million increase in performance-based fees. Additionally, base fees increased $1.7 million, or 1.5%. Institutional investment advisory and services fees for the nine months ended September 30, 2018 increased by $26.9 million, or 8.3%, from the nine months ended September 30, 2017, primarily due to a $20.0 million, or 6.3%, increase in base fees, which primarily resulted from a 4.4% increase in average AUM. Additionally, performance-based fees increased by $6.9 million.

Retail investment advisory and services fees for the three months ended September 30, 2018 increased by $14.0 million, or 5.8%, from the three months ended September 30, 2017, due to an increase in base fees of $12.9 million, or 5.4%, primarily resulting

Index

from a 6.7% increase in average AUM. Retail investment advisory and services fees for the nine months ended September 30, 2018 increased by $80.3 million, or 11.7%, from the nine months ended September 30, 2017, due to an increase in base fees of $77.6 million, or 11.5%, primarily resulting from an 11.6% increase in average AUM.

Private Wealth Management investment advisory and services fees for the three months ended September 30, 2018 increased by $42.5 million, or 22.0%, from the three months ended September 30, 2017, due to an increase in performance-based fees of $26.6 million. Additionally, base fees increased $15.8 million, or 8.3%, primarily resulting from a 9.7% increase in average AUM. Private Wealth Management investment advisory and services fees for the nine months ended September 30, 2018 increased by $102.5 million, or 18.3%, from the nine months ended September 30, 2017, due to an increase in base fees of $54.8 million, or 9.9%, primarily resulting from an 11.4% increase in average AUM. In addition, performance-based fees increased by $47.7 million.

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
Revenues from Bernstein Research Services for the three months ended September 30, 2018 decreased $4.8 million, or 4.4%, compared to the corresponding period in 2017, due to lower revenues in both the U.S. and Asia, mainly due to a volume shift towards lower priced electronic trading. The revenue decrease in the U.S. and Asia was partially offset by higher revenues in Europe, which resulted from an increase in hard dollar payments for research, partially offset by a strengthening U.S. dollar. Bernstein Research Services revenues for the nine months ended September 30, 2018 decreased $6.4 million, or 1.9%, compared to the corresponding period in 2017, due to lower revenues in the U.S., mainly due to a volume shift towards lower priced electronic trading. The revenue decrease in the U.S. was offset by higher revenues in Asia, which resulted from higher volume and an increase in hard dollar payments for research. Further, partially offsetting the decrease in U.S. revenue were higher revenues in Europe, which resulted from an increase in hard dollar payments for research, partially offset by a strengthening U.S. dollar.

Global revenues continue to be negatively impacted by fee pressure due to unbundling of research payments.

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
Distribution revenues for the three months ended September 30, 2018 decreased $1.6 million, or 1.5%, as the corresponding average AUM of these mutual funds increased 2.0%, offset by the impact of a shift in product mix. Average AUM of B-share and C-share mutual funds (which have higher distribution rates than A-share mutual funds, as well as other funds not domiciled in the U.S. or Luxembourg) decreased 20.2%, while average AUM of Japan and Taiwan domiciled funds increased 33.0%. Distribution revenues for the nine months ended September 30, 2018 increased $14.9 million, or 4.9%, primarily due to the increase in the corresponding average AUM of these mutual funds increasing 8.9%, offset by the impact of a shift in product mix. Average AUM of B-share and C-share mutual funds (which have higher distribution fee rates than A-share mutual funds, as well as other funds not domiciled in the U.S. or Luxembourg) decreased 21.4%, while average AUM for A-share mutual funds increased 8.0% and Japan and Taiwan domiciled funds increased 39.7%.

Dividend and Interest Income and Interest Expense

Dividend and interest income consists primarily of investment income and interest earned on customer margin balances and U.S. Treasury Bills as well as dividend and interest income in our consolidated company-sponsored investment funds. Interest expense principally reflects interest accrued on cash balances in customers’ brokerage accounts. Dividend and interest income, net of interest expense, for the three months ended September 30, 2018 decreased $3.4 million, or 31.5%, compared to the corresponding period in 2017, primarily due to lower dividend and interest income in our consolidated company-sponsored investment funds, due to a lower number of consolidated company-sponsored investment funds. For the nine months ended September 30, 2018 dividend and interest income, net of interest expense, increased $1.4 million, or 4.1%, compared to the corresponding periods in 2017.

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

Investment gains (losses) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Long-term incentive compensation-related investments
Realized gains (losses)	$50	$105	$2,222	$1,878
Unrealized gains (losses)	1,202	1,950	(637)	5,082

Investments held by consolidated company-sponsored funds
Realized gains (losses)	(1,458)	9,788	1,375	38,169
Unrealized gains (losses)	3,292	14,512	23,755	33,062

Seed capital investments
Realized gains (losses)
Seed capital	3,608	976	(885)	21,871
Derivatives	(3,541)	(4,797)	(4,244)	(20,251)
Unrealized gains (losses)
Seed capital	225	(3,245)	5,597	(9,205)
Derivatives	(2,200)	(83)	479	488

Brokerage-related investments
Realized gains (losses)	(1,236)	(447)	(957)	(2,895)
Unrealized gains (losses)	623	49	155	(77)
	$565	$18,808	$26,860	$68,122

Other Revenues

Other revenues consist of fees earned for transfer agency services provided to company-sponsored mutual funds, fees earned for administration and recordkeeping services provided to company-sponsored mutual funds and the general accounts of AXA, EQH and their respective subsidiaries, and other miscellaneous revenues. Other revenues for the three months ended September 30, 2018 decreased $0.9 million, or 3.6%, compared to the corresponding period in 2017, primarily due to lower mutual fund reimbursements of $0.6 million. Other revenues for the nine months ended September 30, 2018 increased $5.0 million, or 7.0%, compared to the corresponding period in 2017, primarily due to higher brokerage income of $2.0 million and higher shareholder servicing fees of $1.9 million.

Index

Expenses

The components of expenses are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
	(in thousands)				(in thousands)
Employee compensation and benefits	$357,442	$329,777	$27,665	8.4%	$1,059,515	$979,387	$80,128	8.2%
Promotion and servicing:
Distribution-related payments	106,372	106,106	266	0.3	322,827	300,951	21,876	7.3
Amortization of deferred sales commissions	4,651	7,629	(2,978)	(39.0)	17,362	25,015	(7,653)	(30.6)
Trade execution, marketing, T&E and other	50,793	50,266	527	1.0	164,095	155,993	8,102	5.2
	161,816	164,001	(2,185)	(1.3)	504,284	481,959	22,325	4.6
General and administrative:
General and administrative	107,526	128,712	(21,186)	(16.5)	337,596	360,395	(22,799)	(6.3)
Real estate (credit) charges	(155)	18,655	(18,810)	(100.8)	6,490	39,400	(32,910)	(83.5)
	107,371	147,367	(39,996)	(27.1)	344,086	399,795	(55,709)	(13.9)
Contingent payment arrangements	52	(140)	192	(137.1)	157	215	(58)	(27.0)
Interest	2,711	2,105	606	28.8	7,952	6,227	1,725	27.7
Amortization of intangible assets	6,965	7,013	(48)	(0.7)	20,753	20,921	(168)	(0.8)
Total	$636,357	$650,123	$(13,766)	(2.1)	$1,936,747	$1,888,504	$48,243	2.6

Employee Compensation and Benefits

Employee compensation and benefits consist of base compensation (including salaries and severance), annual short-term incentive compensation awards (cash bonuses), annual long-term incentive compensation awards, commissions, fringe benefits and other employment costs (including recruitment, training, temporary help and meals).

Compensation expense as a percentage of net revenues was 42.0% and 40.6% for the three months ended September 30, 2018 and 2017, respectively. Compensation expense as a percentage of net revenues was 41.3% and 41.2% for the nine months ended September 30, 2018 and 2017, respectively. Compensation expense generally is determined on a discretionary basis and is primarily a function of our firm’s current-year financial performance. The amounts of incentive compensation we award are designed to motivate, reward and retain top talent while aligning our executives' interests with the interests of our Unitholders. Senior management, with the approval of the Compensation Committee of the Board of Directors of AllianceBernstein Corporation (“Compensation Committee”), periodically confirms that the appropriate metric to consider in determining the amount of incentive compensation is the ratio of adjusted employee compensation and benefits expense to adjusted net revenues. Adjusted net revenues used in the adjusted compensation ratio are the same as the adjusted net revenues presented as a non-GAAP measure (discussed earlier in this MD&A). Adjusted employee compensation and benefits expense is total employee compensation and benefits expense minus other employment costs such as recruitment, training, temporary help and meals (which were 1.2% and 1.1%,

Index

respectively, of adjusted net revenues for the three and nine months ended September 30, 2018, and 1.0% and 1.1% of adjusted net revenues for the three and nine months ended September 30, 2017, respectively), and excludes the impact of mark-to-market vesting expense, as well as dividends and interest expense, associated with employee long-term incentive compensation-related investments. Senior management, with the approval of the Compensation Committee, has established as an objective that adjusted employee compensation and benefits expense generally should not exceed 50% of our adjusted net revenues, except in unexpected or unusual circumstances. Our ratio of adjusted compensation expense as a percentage of adjusted net revenues was 47.5% and 48.2% for the three and nine months ended September 30, 2018, and 48.5% and 49.2%, respectively, for the three and nine months ended September 30, 2017.

For the three months ended September 30, 2018, employee compensation and benefits expense increased $27.7 million, or 8.4%, compared to the three months ended September 30, 2017, primarily due to higher incentive compensation of $9.7 million, higher base compensation of $8.1 million, higher commissions of $6.6 million and higher fringes of $1.2 million. For the nine months ended September 30, 2018, employee compensation and benefits expense increased $80.1 million, or 8.2%, compared to the nine months ended September 30, 2017, primarily due to higher incentive compensation of $51.8 million, higher commissions of $17.8 million, higher fringes of $4.6 million and higher base compensation of $3.0 million.

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

Promotion and servicing expenses decreased $2.2 million, or 1.3%, during the three months ended September 30, 2018 compared to the three months ended September 30, 2017. The decrease primarily was due to lower amortization of deferred sales commissions of $3.0 million and lower travel and entertainment expenses of $0.6 million, offset by higher trade execution and clearing costs of $0.5 million and higher marketing expenses of $0.4 million. Promotion and servicing expenses increased $22.3 million, or 4.6%, during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The increase primarily was due to higher distribution-related payments of $21.9 million, higher trade execution and clearing costs of $5.7 million and higher transfer fees of $2.4 million, offset by lower amortization of deferred sales commissions of $7.7 million.

General and Administrative

General and administrative expenses include portfolio services expenses, technology expenses, professional fees and office-related expenses (occupancy, communications and similar expenses). General and administrative expenses as a percentage of net revenues were 12.6% and 18.1% (15.8% excluding real estate charges) for the three months ended September 30, 2018 and 2017, respectively. General and administrative expenses decreased $40.0 million, or 27.1%, during the three months ended September 30, 2018 compared to the corresponding period in 2017, primarily due to a vendor termination accrual of $19.7 million recorded in third quarter of 2017 and lower real estate charges of $18.8 million. General and administrative expenses as a percentage of net revenues were 13.4% (13.2% excluding real estate charges) and 16.8% (15.1% excluding real estate charges) for the nine months ended September 30, 2018 and 2017, respectively. General and administrative expenses decreased $55.7 million, or 13.9%, during the first nine months of 2018 compared to the same period in 2017, primarily due to lower real estate charges of $32.9 million and a vendor termination accrual of $19.7 million recorded in third quarter of 2017.

Contingent Payment Arrangements

Contingent payment arrangements reflect changes in estimates of contingent payment liabilities associated with acquisitions in previous periods, as well as accretion expense of these liabilities. There were no changes in estimates during the first nine months of 2018. The expense for the nine months ended September 30, 2017 reflects accretion expenses of $0.4 million, offset by a change in estimate of the contingent consideration payable relating to our 2010 acquisition of $0.2 million.

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

Index

Income tax expense for the three months ended September 30, 2018 increased $4.9 million compared to the three months ended September 30, 2017. The increase is due to higher pre-tax income as well as a higher effective tax rate in the current quarter of 4.4% compared to 2.8% in the third quarter of 2017, driven by an unfavorable increase in the mix of earnings across the AB tax filing group. The third quarter of 2018 effective tax rate includes a $5.3 million benefit from the reversal of a FIN 48 reserve which is no longer required. Income tax expense for the nine months ended September 30, 2018 increased $7.9 million, or 31.8%, compared to the nine months ended September 30, 2017. The increase is due to higher pre-tax income as well as a higher year-to-date effective tax rate of 5.2% compared to 5.1% in the first nine months of 2017, driven by an unfavorable increase in the mix of earnings across the AB tax filing groups. No changes were made during the first nine months of 2018 to the provisional amounts recorded as of December 31, 2017 relating to the 2017 Tax Cuts and Jobs Act.

Net Income (Loss) of Consolidated Entities Attributable to Non-Controlling Interests

Net income (loss) of consolidated entities attributable to non-controlling interests primarily consists of limited partner interests owned by other investors in our consolidated company-sponsored investment funds. During the first nine months of 2018, we had $23.6 million of net gains of consolidated entities attributable to non-controlling interests compared to net gains of $50.0 million during the first nine months of 2017. Fluctuations period-to-period are driven by the number of consolidated company-sponsored investment funds and their respective market performance.

CAPITAL RESOURCES AND LIQUIDITY

During the first nine months of 2018 and 2017, net cash provided by operating activities was $1.1 billion in each period. The decrease in net activity of our consolidated investment funds of $157.2 million, higher cash provided by net income of $99.4 million and an increase in net investments of $46.7 million driven by higher net purchases of seed capital offset by lower net redemptions of broker dealer investments, was offset by an increase in broker-dealer related receivables (net of payables and segregated U.S. Treasury bills activity) of $169.2 million and an increase in other assets of $101.3 million.

During the first nine months of 2018, net cash used in investing activities was $27.0 million, compared to $24.9 million during the corresponding 2017 period. The change is due to higher purchases of furniture, equipment and leasehold improvements.

During the first nine months of 2018, net cash used in financing activities was $1.5 billion, compared to $820.5 million during the corresponding 2017 period. The change reflects higher net redemptions in consolidated company-sponsored investments funds of $510.2 million, higher distributions to the General Partner and Unitholders of $163.9 million as a result of higher earnings (distributions on earnings are paid one quarter in arrears), a decrease in overdrafts payable of $105.2 million, and repayment of bank loans in 2018 of $75.0 million. These changes were partially offset by lower net repayments of commercial paper in 2018 of $123.1 million and lower repurchases of AB Holding Units of $51.5 million.

As of September 30, 2018, AB had $607.1 million of cash and cash equivalents (excluding cash and cash equivalents of consolidated company-sponsored investment funds), all of which are available for liquidity, but consist primarily of cash on deposit for our broker-dealers to comply with various customer clearing activities, and cash held by foreign subsidiaries of $414.8 million.

Debt and Credit Facilities

As of September 30, 2018 and December 31, 2017, AB had $399.9 million and $491.8 million, respectively, in commercial paper outstanding with weighted average interest rates of approximately 2.2% and 1.6%, respectively. Debt included in the statement of financial condition is presented net of issuance costs of $1.7 million and $1.1 million as of September 30, 2018 and December 31, 2017, respectively. The commercial paper is short term in nature, and as such, recorded value is estimated to approximate fair value (and considered a Level 2 security in the fair value hierarchy). Average daily borrowings of commercial paper during the first nine months of 2018 and the full year 2017 were $372.2 million and $482.2 million, respectively, with weighted average interest rates of approximately 1.9% and 1.2%, respectively.

On September 27, 2018, AB amended and restated the existing $1.0 billion committed, unsecured senior revolving credit facility (the “Credit Facility”) with a group of commercial banks and other lenders, reducing the principal amount to $800.0 million and extending the maturity to September 27, 2023. The Credit Facility provides for possible increases in the principal amount by up to an aggregate incremental amount of $200.0 million; any such increase is subject to the consent of the affected lenders. The Credit Facility is available for AB and Sanford C. Bernstein & Co., LLC ("SCB LLC") business purposes, including the support of AB’s commercial paper program. Both AB and SCB LLC can draw directly under the Credit Facility and management may draw on the Credit Facility from time to time. AB has agreed to guarantee the obligations of SCB LLC under the Credit Facility.

Index

The Credit Facility contains affirmative, negative and financial covenants, which are customary for facilities of this type, including restrictions on dispositions of assets, restrictions on liens, a minimum interest coverage ratio and a maximum leverage ratio. As of September 30, 2018, we were in compliance with these covenants. The Credit Facility also includes customary events of default (with customary grace periods, as applicable), including provisions under which, upon the occurrence of an event of default, all outstanding loans may be accelerated and/or lender’s commitments may be terminated. Also, under such provisions, upon the occurrence of certain insolvency- or bankruptcy-related events of default, all amounts payable under the Credit Facility would automatically become immediately due and payable, and the lender’s commitments would automatically terminate.

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

As of September 30, 2018 and December 31, 2017, we had no amounts outstanding under the Credit Facility. During the first nine months of 2018 and the full year 2017, we did not draw upon the Credit Facility.

AB has a $200.0 million, unsecured 364-day senior revolving credit facility (the "Revolver") with a leading international bank and the other lending institutions that may be party thereto, which matures on November 28, 2018. The Revolver is available for AB's and SCB LLC's business purposes, including the provision of additional liquidity to meet funding requirements primarily related to SCB LLC's operations. Both AB and SCB LLC can draw directly under the Revolver and management expects to draw on the Revolver from time to time. AB has agreed to guarantee the obligations of SCB LLC under the Revolver. The Revolver contains affirmative, negative and financial covenants that are identical to those of the Credit Facility. As of September 30, 2018, we had no amounts outstanding under the Revolver. As of December 31, 2017, we had $75.0 million outstanding under the Revolver with an interest rate of 2.4%. Average daily borrowing under the Revolver during the first nine months of 2018 and full year 2017 were $16.7 million and $21.4 million, respectively, with weighted average interest rates of approximately 2.7% and 2.0%, respectively.

In addition, SCB LLC currently has three uncommitted lines of credit with three financial institutions. Two of these lines of credit permit us to borrow up to an aggregate of approximately $175.0 million, with AB named as an additional borrower, while the other line has no stated limit. As of September 30, 2018 and December 31, 2017, SCB LLC had no bank loans outstanding. Average daily borrowings of bank loans during the first nine months of 2018 and full year 2017 were $2.2 million and $4.5 million, respectively, with weighted average interest rates of approximately 1.5% and 1.4%, respectively.

Our financial condition and access to public and private debt markets should provide adequate liquidity for our general business needs. Management believes that cash flow from operations and the issuance of debt and AB Units or AB Holding Units will provide us with the resources we need to meet our financial obligations. See “Cautions Regarding Forward-Looking Statements”.

COMMITMENTS AND CONTINGENCIES

AB’s capital commitments, which consist primarily of operating leases for office space, generally are funded from future operating cash flows. During October 2018, we signed a lease, which commences in mid-2020, relating to 205,000 square feet of space at our new Nashville headquarters. Our estimated total base rent obligation (excluding taxes, operating expenses and utilities) over the 15 year initial lease term is approximately $125 million.

As general partner of AllianceBernstein U.S. Real Estate L.P. (“Real Estate Fund”), we committed to invest $25.0 million in the Real Estate Fund. As of September 30, 2018, we had funded $22.3 million of this commitment. As general partner of AllianceBernstein U.S. Real Estate II L.P. (“Real Estate Fund II”), we committed to invest $28.0 million in Real Estate Fund II. As of September 30, 2018, we had funded $13.4 million of this commitment.

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

Index

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the third quarter of 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

Part II

OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 13 to the condensed consolidated financial statements contained in Part I, Item 1.

Item 1A.	Risk Factors

In AB’s 10-K for the year ended December 31, 2017, we indicated that our revenues and results of operations depend on the market value and composition of our AUM, which can fluctuate significantly based on various factors. We then described these factors, one of which, market factors, has evolved significantly during October 2018.

Market volatility has accelerated significantly during October 2018 and has accelerated October, resulting from increasing concerns about global trade wars, the slowing pace of global growth, inflation and more aggressive monetary policy in the U.S. These factors may adversely impact the global economy and the capital markets, as a result of which our AUM and revenues would be expected to decline.

Otherwise, there have been no material changes in our risk factors from those disclosed in AB’s Form 10-K for the year ended December 31, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no AB Units sold by AB in the period covered by this report that were not registered under the Securities Act.

AB Units bought by us or one of our affiliates during the third quarter of 2018 are as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of AB Holding Units Purchased	Average Price Paid Per AB Holding Unit, net of Commissions	Total Number of AB Holding Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of AB Holding Units that May Yet Be Purchased Under the Plans or Programs
7/1/18 - 7/31/18	—	$—	—	—
8/1/18 - 8/31/18	—	—	—	—
9/1/18 - 9/30/18	796	30.21	—	—
Total	796	$30.21	—	—

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Index

Item 5.	Other Information

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

AXA has informed us that AXA Konzern AG, an AXA insurance subsidiary organized under the laws of Germany, provides, accident and health insurance to diplomats based at the Iranian embassy in Berlin, Germany. The total annual premium of these policies is approximately $139,700 before tax and the annual net profit arising from these policies, which is difficult to calculate with precision, is estimated to be $24,272.

AXA has informed us that AXA Belgium, an AXA insurance subsidiary organized under the laws of Belgium, has two policies providing for car insurance for Global Trading NV, who were designated on 17th May 2018 under (E.O.) 13224, and subsequently changed its name to Energy Engineers Procurement & Construction on August 20, 2018. The total annual premium of these policies is approximately $6,559 before tax and the annual net profit arising from these policies, which is difficult to calculate with precision, is estimated to be $983.

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

Additionally, AXA has informed us that AXA Winterthur, an AXA insurance subsidiary organized under the laws of Switzerland, provides Naftiran Intertrade, a wholly-owned subsidiary of the Iranian state-owned National Iranian Oil Company, with life, disability and accident coverage for its employees. In addition, AXA Winterthur also provides car and property insurance coverage for the Iranian Embassy in Bern. The provision of these forms of coverage is mandatory in Switzerland. The total annual premium of these policies is approximately $396,597 and the annual net profit arising from these policies, which is difficult to calculate with precision, is estimated to be $59,489.

In addition, AXA has informed us that AXA Egypt, an AXA insurance subsidiary organized under the laws of Egypt, provides the Iranian state-owned Iran Development Bank two life insurance contracts, covering individuals who have loans with the bank. The total annual premium of these policies is approximately $19,839 and annual net profit arising from these policies, which is difficult to calculate with precision, is estimated to be $2,000.

Furthermore, AXA has informed us that AXA XL, which AXA acquired during the third quarter of 2018, through various non-U.S. subsidiaries, provides insurance to marine policyholders located outside of the U.S. or reinsurance coverage to non-U.S. insurers of marine risks as well as mutual associations of ship owners that provide their members with protection and liability coverage. The provision of these coverages may involve entities or activities related to Iran, including transporting crude oil, petrochemicals and refined petroleum products. AXA XL’s non-U.S. subsidiaries insure or reinsure multiple voyages and fleets containing multiple ships, so they are unable to attribute gross revenues and net profits from such marine policies to activities with Iran. As the activities of these insureds and reinsureds are permitted under applicable laws and regulations, AXA XL intends for

Index

its non-U.S. subsidiaries to continue providing such coverage to its insureds and reinsureds to the extent permitted by applicable law.

Lastly, a non-U.S. subsidiary of AXA XL provided accident & health insurance coverage to the diplomatic personnel of the Embassy of Iran in Brussels, Belgium during the third quarter of 2018. AXA XL’s non-U.S. subsidiary received no payments for this insurance during the three months ended September 30, 2018 and the aggregate payments received by this non-U.S. subsidiary for this insurance from inception through the three months ended September 30, 2018 are approximately $73,451. Benefits of approximately $2,994 were paid to beneficiaries during the three months ended September 30, 2018. These activities are permitted pursuant to applicable law. The policy has been cancelled and is no longer in force.

The aggregate annual premium for the above-referenced insurance policies is approximately $646,411, representing approximately 0.0007% of AXA’s 2017 consolidated revenues, which exceed $100 billion. The related net profit, which is difficult to calculate with precision, is estimated to be $88,070, representing approximately 0.002% of AXA’s 2017 aggregate net profit.

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

Date:	October 24, 2018	ALLIANCEBERNSTEIN L.P.

		By:	/s/ John C. Weisenseel
John C. Weisenseel
Chief Financial Officer

		By:	/s/ William R. Siemers
William R. Siemers
Chief Accounting Officer