Form 10-K
period 2018-12-31
ALLIANCEBERNSTEIN L.P.
filed 2019-02-13
CIK 1109448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2018
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐  No ☒
The number of units of limited partnership interest outstanding as of December 31, 2018 was 268,850,276.
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

“AXA Equitable” – AXA Equitable Life Insurance Company (New York stock life insurance company), a subsidiary of AXA Equitable Holdings, and its subsidiaries other than AB and its subsidiaries.

“AXA Equitable Holdings” or “EQH” – AXA Equitable Holdings, Inc. (Delaware corporation), a 59.2%-owned subsidiary of AXA S.A., and its subsidiaries other than AB and its subsidiaries.

“Bernstein Transaction” – AB's acquisition of the business and assets of SCB Inc., formerly known as Sanford C. Bernstein Inc., and the related assumption of the liabilities of that business, completed on October 2, 2000.

“Exchange Act” – the Securities Exchange Act of 1934, as amended.

“ERISA” – the Employee Retirement Income Security Act of 1974, as amended.

"GAAP" – U.S. Generally Accepted Accounting Principles

“General Partner” – AllianceBernstein Corporation (Delaware corporation), the general partner of AB and AB Holding and a subsidiary of AXA Equitable Holdings, and, where appropriate, ACMC, LLC, its predecessor.

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

We use “emerging markets” in this Form 10-K to refer to countries included in the Morgan Stanley Capital International (“MSCI”) emerging markets index, which are, as of December 31, 2018, Brazil, Chile, China, Colombia, Czech Republic, Egypt, Greece, Hungary, India, Indonesia, Korea, Malaysia, Mexico, Pakistan, Peru, Philippines, Poland, Qatar, Russia, South Africa, Taiwan, Thailand, Turkey and the United Arab Emirates.

Clients

We provide research, diversified investment management and related services globally to a broad range of clients through our three buy-side distribution channels: Institutions, Retail and Private Wealth Management, and our sell-side business, Bernstein Research Services.  See “Distribution Channels” in this Item 1 for additional information.

As of December 31, 2018, 2017 and 2016, our AUM were approximately $516 billion, $554 billion and $480 billion, respectively, and our net revenues as of December 31, 2018, 2017 and 2016 were approximately $3.4 billion, $3.3 billion and $3.0 billion, respectively. AXA, EQH (our parent company) and their respective subsidiaries, whose AUM consist primarily of fixed income investments, together constitute our largest client. Our affiliates represented approximately 24%, 23% and 24% of our AUM as of December 31, 2018, 2017 and 2016, and we earned approximately 5% of our net revenues from services we provided to our affiliates in each of those years. See “Distribution Channels” below and “Assets Under Management” and “Net Revenues” in Item 7 for additional information regarding our AUM and net revenues.

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

Investment Services

Our broad range of investment services includes:

•	Actively-managed equity strategies, with global and regional portfolios across capitalization ranges, concentration ranges and investment strategies, including value, growth and core equities;
•	Actively-managed traditional and unconstrained fixed income strategies, including taxable and tax-exempt strategies;
•	Passive management, including index and enhanced index strategies;
•	Alternative investments, including hedge funds, fund of funds and private equity (e.g., direct lending); and
•	Multi-asset solutions and services, including dynamic asset allocation, customized target-date funds and target-risk funds.

Our services span various investment disciplines, including market capitalization (e.g., large-, mid- and small-cap equities), term (e.g., long-, intermediate- and short-duration debt securities), and geographic location (e.g., U.S., international, global, emerging markets, regional and local), in major markets around the world.

Our AUM by client domicile and investment service as of December 31, 2018, 2017 and 2016 were as follows:

By Client Domicile ($ in billions):

By Investment Service ($ in billions):

Distribution Channels

Institutions

We offer to our institutional clients, which include private and public pension plans, foundations and endowments, insurance companies, central banks and governments worldwide, and affiliates such as AXA, EQH and their respective subsidiaries, separately-managed accounts, sub-advisory relationships, structured products, collective investment trusts, mutual funds, hedge funds and other investment vehicles (“Institutional Services”).

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

AXA, EQH and their respective subsidiaries together constitute our largest institutional client. Their combined AUM accounted for approximately 37%, 34% and 35% of our institutional AUM as of December 31, 2018, 2017 and 2016, respectively, and approximately 27%, 25% and 28% of our institutional revenues for 2018, 2017 and 2016, respectively. No single institutional client other than AXA or EQH and their subsidiaries accounted for more than approximately 1% of our net revenues for the year ended December 31, 2018.

As of December 31, 2018, 2017 and 2016, Institutional Services represented approximately 48%, 48% and 50%, respectively, of our AUM, and the fees we earned from providing these services represented approximately 14% of our net revenues for each of those years. Our AUM and revenues are as follows:

Institutional Services Assets Under Management
(by Investment Service)

	December 31,			% Change
	2018	2017	2016	2018-17	2017-16
	(in millions)
Equity Actively Managed:
U.S.	$9,629	$10,521	$8,792	(8.5)%	19.7%
Global & Non-US	23,335	22,577	18,215	3.4	23.9
Total	32,964	33,098	27,007	(0.4)	22.6
Equity Passively Managed(1):
U.S.	17,481	18,515	16,135	(5.6)	14.8
Global & Non-US	3,174	3,521	3,467	(9.9)	1.6
Total	20,655	22,036	19,602	(6.3)	12.4
Total Equity	53,619	55,134	46,609	(2.7)	18.3
Fixed Income Taxable:
U.S.	96,913	103,073	97,610	(6.0)	5.6
Global & Non-US	51,156	60,233	52,598	(15.1)	14.5
Total	148,069	163,306	150,208	(9.3)	8.7
Fixed Income Tax-Exempt:
U.S.	1,046	1,051	1,819	(0.5)	(42.2)
Global & Non-US	—	—	—	—	—
Total	1,046	1,051	1,819	(0.5)	(42.2)
Fixed Income Passively Managed(1):
U.S.	73	66	1,305	10.6	(94.9)
Global & Non-US	15	20	15	(25.0)	33.3
Total	88	86	1,320	2.3	(93.5)
Total Fixed Income	149,203	164,443	153,347	(9.3)	7.2
Other(2):
U.S.	5,024	5,258	3,831	(4.5)	37.2
Global & Non-US	38,433	44,442	35,477	(13.5)	25.3
Total	43,457	49,700	39,308	(12.6)	26.4
Total:
U.S.	130,166	138,484	129,492	(6.0)	6.9
Global & Non-US	116,113	130,793	109,772	(11.2)	19.1
Total	$246,279	$269,277	$239,264	(8.5)	12.5
Affiliated	$90,395	$91,903	$82,721	(1.6)	11.1
Non-affiliated	155,884	177,374	156,543	(12.1)	13.3
Total	$246,279	$269,277	$239,264	(8.5)	12.5
________________________________________________________________________________________________________________________

(1)	Includes index and enhanced index services.

(2)	Includes certain multi-asset solutions and services and certain alternative investments.

Revenues from Institutional Services
(by Investment Service)

	Years Ended December 31,			% Change
	2018	2017	2016	2018-17	2017-16
	(in thousands)
Equity Actively Managed:
U.S.	$60,465	$53,352	$49,369	13.3%	8.1%
Global & Non-US	103,763	88,676	75,815	17.0	17.0
Total	164,228	142,028	125,184	15.6	13.5
Equity Passively Managed(1):
U.S.	3,713	3,721	2,964	(0.2)	25.5
Global & Non-US	1,880	1,882	2,345	(0.1)	(19.7)
Total	5,593	5,603	5,309	(0.2)	5.5
Total Equity	169,821	147,631	130,493	15.0	13.1
Fixed Income Taxable:
U.S.	102,356	107,262	101,874	(4.6)	5.3
Global & Non-US	106,314	112,294	111,602	(5.3)	0.6
Total	208,670	219,556	213,476	(5.0)	2.8
Fixed Income Tax-Exempt:
U.S.	1,217	1,989	2,591	(38.8)	(23.2)
Global & Non-US	—	—	—	—	—
Total	1,217	1,989	2,591	(38.8)	(23.2)
Fixed Income Passively Managed(1):
U.S.	49	202	322	(75.7)	(37.3)
Global & Non-US	28	16	1	75.0	1,500.0
Total	77	218	323	(64.7)	(32.5)
Fixed Income Servicing(2):
U.S.	12,708	13,597	12,718	(6.5)	6.9
Global & Non-US	—	(14)	1,530	(100.0)	(100.9)
Total	12,708	13,583	14,248	(6.4)	(4.7)
Total Fixed Income	222,672	235,346	230,638	(5.4)	2.0
Other(3):
U.S.	52,131	63,192	34,577	(17.5)	82.8
Global & Non-US	33,530	38,153	25,162	(12.1)	51.6
Total	85,661	101,345	59,739	(15.5)	69.6

Total Investment Advisory and Services Fees:
U.S.	232,639	243,315	204,415	(4.4)	19.0
Global & Non-US	245,515	241,007	216,455	1.9	11.3
Consolidated company-sponsored investment funds	(372)	(8,717)	27	n/m	n/m
	477,782	475,605	420,897	0.5	13.0
Distribution Revenues	757	1,047	684	(27.7)	53.1
Shareholder Servicing Fees	529	488	479	8.4	1.9
Total	$479,068	$477,140	$422,060	0.4	13.1
Affiliated	$130,766	$120,925	$116,392	8.1	3.9
Non-affiliated	348,302	356,215	305,668	(2.2)	16.5
Total	$479,068	$477,140	$422,060	0.4	13.1
________________________________________________________________________________________________________________________

(1)	Includes index and enhanced index services.

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

The mutual funds we sub-advise for AXA, EQH and their respective subsidiaries together constitute our largest retail client. They accounted for approximately 19%, 19% and 21% of our retail AUM as of December 31, 2018, 2017 and 2016, respectively, and approximately 4% of our retail net revenues in each of those years.

Certain subsidiaries of AXA and EQH, including AXA Advisors, LLC (“AXA Advisors”), were responsible for approximately 1%, 1% and 2% of total sales of shares of open-end AB Funds in 2018, 2017 and 2016, respectively. Our affiliates are not under any obligation to sell a specific amount of AB Fund shares and also sell shares of mutual funds that they sponsor and that are sponsored by unaffiliated organizations. No entity accounted for 10% or more of our open-end AB Fund sales in 2018.

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

As of December 31, 2018, retail U.S. Fund AUM were approximately $43 billion, or 24% of retail AUM, as compared to $47 billion, or 25%, as of December 31, 2017, and $41 billion, or 26%, as of December 31, 2016. Non-U.S. Fund AUM, as of December 31, 2018, totaled $71 billion, or 39% of retail AUM, as compared to $76 billion, or 40%, as of December 31, 2017, and $59 billion, or 37%, as of December 31, 2016.

Our Retail Services represented approximately 35%, 35% and 33% of our AUM as of December 31, 2018, 2017 and 2016, respectively, and the fees we earned from providing these services represented approximately 44%, 43% and 42% of our net revenues for the years ended December 31, 2018, 2017 and 2016, respectively. Our AUM and revenues are as follows:

Retail Services Assets Under Management
(by Investment Service)

	December 31,			% Change
	2018	2017	2016	2018-17	2017-16
	(in millions)
Equity Actively Managed:
U.S.	$41,450	$37,720	$31,717	9.9%	18.9%
Global & Non-US	19,475	20,274	12,514	(3.9)	62.0
Total	60,925	57,994	44,231	5.1	31.1
Equity Passively Managed(1):
U.S.	22,658	23,294	20,997	(2.7)	10.9
Global & Non-US	6,697	8,758	7,025	(23.5)	24.7
Total	29,355	32,052	28,022	(8.4)	14.4
Total Equity	90,280	90,046	72,253	0.3	24.6

Fixed Income Taxable:
U.S.	7,029	7,699	6,175	(8.7)	24.7
Global & Non-US	53,413	65,963	54,328	(19.0)	21.4
Total	60,442	73,662	60,503	(17.9)	21.7
Fixed Income Tax-Exempt:
U.S.	16,403	15,654	13,579	4.8	15.3
Global & Non-US	42	53	10	(20.8)	430.0
Total	16,445	15,707	13,589	4.7	15.6
Fixed Income Passively Managed(1):
U.S.	4,965	5,173	5,216	(4.0)	(0.8)
Global & Non-US	3,964	4,250	4,041	(6.7)	5.2
Total	8,929	9,423	9,257	(5.2)	1.8
Total Fixed Income	85,816	98,792	83,349	(13.1)	18.5
Other(2):
U.S.	2,476	2,799	3,229	(11.5)	(13.3)
Global & Non-US	2,197	1,311	1,339	67.6	(2.1)
Total	4,673	4,110	4,568	13.7	(10.0)
Total:
U.S.	94,981	92,339	80,913	2.9	14.1
Global & Non-US	85,788	100,609	79,257	(14.7)	26.9
Total	$180,769	$192,948	$160,170	(6.3)	20.5
Affiliated	$34,677	$36,965	$33,774	(6.2)	9.4
Non-affiliated	146,092	155,983	126,396	(6.3)	23.4
Total	$180,769	$192,948	$160,170	(6.3)	20.5
________________________________________________________________________________________________________________________

(1)	Includes index and enhanced index services.

(2)	Includes certain multi-asset solutions and services and certain alternative investments.

Revenues from Retail Services
(by Investment Service)

	Years Ended December 31,			% Change
	2018	2017	2016	2018-17	2017-16
	(in thousands)
Equity Actively Managed:
U.S.	$235,611	$204,363	$186,442	15.3%	9.6%
Global & Non-US	149,995	114,277	92,953	31.3	22.9
Total	385,606	318,640	279,395	21.0	14.0
Equity Passively Managed(1):
U.S.	8,901	8,508	7,670	4.6	10.9
Global & Non-US	7,861	6,636	5,267	18.5	26.0
Total	16,762	15,144	12,937	10.7	17.1
Total Equity	402,368	333,784	292,332	20.5	14.2
Fixed Income Taxable:
U.S.	25,194	23,142	16,993	8.9	36.2
Global & Non-US	438,048	454,613	373,997	(3.6)	21.6
Total	463,242	477,755	390,990	(3.0)	22.2
Fixed Income Tax-Exempt:
U.S.	58,824	54,106	52,847	8.7	2.4
Global & Non-US	132	120	63	10.0	90.5
Total	58,956	54,226	52,910	8.7	2.5
Fixed Income Passively Managed(1):
U.S.	6,086	6,055	6,105	0.5	(0.8)
Global & Non-US	6,809	7,567	7,815	(10.0)	(3.2)
Total	12,895	13,622	13,920	(5.3)	(2.1)
Total Fixed Income	535,093	545,603	457,820	(1.9)	19.2
Other(2):
U.S.	63,232	59,751	52,025	5.8	14.9
Global & Non-US	8,575	6,583	6,672	30.3	(1.3)
Total	71,807	66,334	58,697	8.3	13.0
Total Investment Advisory and Services Fees:
U.S.	397,848	355,925	322,082	11.8	10.5
Global & Non-US	611,420	589,796	486,767	3.7	21.2
Consolidated company-sponsored investment funds	1,047	1,005	105	4.2	857.1
	1,010,315	946,726	808,954	6.7	17.0
Distribution Revenues	411,996	405,939	379,881	1.5	6.9
Shareholder Servicing Fees	72,134	71,225	73,072	1.3	(2.5)
Total	$1,494,445	$1,423,890	$1,261,907	5.0	12.8
Affiliated	$52,760	$50,162	$46,045	5.2	8.9
Non-affiliated	1,441,685	1,373,728	1,215,862	4.9	13.0
Total	$1,494,445	$1,423,890	$1,261,907	5.0	12.8
________________________________________________________________________________________________________________________

(1)	Includes index and enhanced index services.

(2)	Includes certain multi-asset solutions and services and certain alternative investments.

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

Our Private Wealth Services represented approximately 17% of our AUM as of December 31, 2018, 2017 and 2016, and the fees we earned from providing these services represented approximately 26%, 24% and 23% of our net revenues for 2018, 2017 and 2016, respectively. Our AUM and revenues are as follows:

Private Wealth Services Assets Under Management
(by Investment Service)

	December 31,			% Change
	2018	2017	2016	2018-17	2017-16
	(in millions)
Equity Actively Managed:
U.S.	$22,504	$26,492	$23,857	(15.1)%	11.0%
Global & Non-US	19,809	21,880	16,851	(9.5)	29.8
Total	42,313	48,372	40,708	(12.5)	18.8

Equity Passively Managed(1):
U.S.	113	130	193	(13.1)	(32.6)
Global & Non-US	42	51	208	(17.6)	(75.5)
Total	155	181	401	(14.4)	(54.9)

Total Equity	42,468	48,553	41,109	(12.5)	18.1

Fixed Income Taxable:
U.S.	7,022	6,772	6,674	3.7	1.5
Global & Non-US	4,154	4,141	3,528	0.3	17.4
Total	11,176	10,913	10,202	2.4	7.0

Fixed Income Tax-Exempt:
U.S.	24,129	23,636	21,501	2.1	9.9
Global & Non-US	15	18	3	(16.7)	500.0
Total	24,144	23,654	21,504	2.1	10.0

Fixed Income Passively Managed(1):
U.S.	11	—	18	100.0	(100.0)
Global & Non-US	404	401	468	0.7	(14.3)
Total	415	401	486	3.5	(17.5)

Total Fixed Income	35,735	34,968	32,192	2.2	8.6

Other(2):
U.S.	5,762	3,606	2,650	59.8	36.1
Global & Non-US	5,340	5,139	4,816	3.9	6.7
Total	11,102	8,745	7,466	27.0	17.1

Total:
U.S.	59,541	60,636	54,893	(1.8)	10.5
Global & Non-US	29,764	31,630	25,874	(5.9)	22.2
Total	$89,305	$92,266	$80,767	(3.2)	14.2
________________________________________________________________________________________________________________________

(1)	Includes index and enhanced index services.

(2)	Includes certain multi-asset solutions and services and certain alternative investments.

Revenues From Private Wealth Services
(by Investment Service)

	Years Ended December 31,			% Change
	2018	2017	2016	2018-17	2017-16
	(in thousands)
Equity Actively Managed:
U.S.	$274,320	$272,577	$255,902	0.6%	6.5%
Global & Non-US	240,332	212,021	176,169	13.4	20.4
Total	514,652	484,598	432,071	6.2	12.2
Equity Passively Managed(1):
U.S.	117	206	423	(43.2)	(51.3)
Global & Non-US	254	510	1,053	(50.2)	(51.6)
Total	371	716	1,476	(48.2)	(51.5)
Total Equity	515,023	485,314	433,547	6.1	11.9
Fixed Income Taxable:
U.S.	33,034	34,173	35,756	(3.3)	(4.4)
Global & Non-US	28,358	26,425	23,384	7.3	13.0
Total	61,392	60,598	59,140	1.3	2.5
Fixed Income Tax-Exempt:
U.S.	118,811	114,974	111,304	3.3	3.3
Global & Non-US	109	88	31	23.9	183.9
Total	118,920	115,062	111,335	3.4	3.3
Fixed Income Passively Managed(1):
U.S.	156	58	38	169.0	52.6
Global & Non-US	5,312	4,059	3,336	30.9	21.7
Total	5,468	4,117	3,374	32.8	22.0
Total Fixed Income	185,780	179,777	173,849	3.3	3.4
Other(2):
U.S.	122,686	67,019	41,595	83.1	61.1
Global & Non-US	51,839	49,365	54,629	5.0	(9.6)
Total	174,525	116,384	96,224	50.0	21.0
Total Investment Advisory and Services Fees:
U.S.	549,124	489,007	445,018	12.3	9.9
Global & Non-US	326,204	292,468	258,602	11.5	13.1
Consolidated company-sponsored investment funds	(1,214)	(2,501)	—	n/m	n/m
Total	874,114	778,974	703,620	12.2	10.7
Distribution Revenues	5,809	5,077	3,840	14.4	32.2
Shareholder Servicing Fees	3,311	3,311	4,139	—	(20.0)
Total	$883,234	$787,362	$711,599	12.2	10.6
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

We earn revenues for providing investment research to, and executing brokerage transactions for, institutional clients. These clients compensate us principally by directing us to execute brokerage transactions on their behalf, for which we earn commissions, and to a lesser, but increasing, extent by paying us directly for research through commission sharing agreements or cash payments. Bernstein Research Services accounted for approximately 13%, 14% and 16% of our net revenues as of December 31, 2018, 2017 and 2016, respectively.

For information regarding trends in fee rates charged for brokerage transactions, see “Risk Factors” in Item 1A.

Our Bernstein Research Services revenues are as follows:

Revenues From Bernstein Research Services

	Years Ended December 31,			% Change
	2018	2017	2016	2018-17	2017-16
	(in thousands)
Bernstein Research Services	$439,432	$449,919	$479,875	(2.3)%	(6.2)%

Custody

Our U.S.-based broker-dealer subsidiary acts as custodian for the majority of our Private Wealth Management AUM and some of our Institutions AUM. Other custodial arrangements are maintained by client-designated banks, trust companies, brokerage firms or custodians.

Employees

As of December 31, 2018, our firm had 3,641 full-time employees, representing a 5.0% increase compared to the end of 2017.

New York state law requires that private sector businesses with 50 or more full-time employees in the state give early warning of plant closings, layoffs, relocations and other covered reductions in work hours. This notification, known as the Worker Adjustment and Retraining Notification (“WARN”) notice, must be provided to affected employees and their representatives, the New York State Department of Labor and the Local Workforce Investment Board, for relocations that affect 25 or more employees. In connection with the ongoing relocation of 1,050 roles from our White Plains and New York City locations to Nashville, Tennessee, we are required to file a series of WARN notices throughout the process, which began in the second half of 2018. We will continue to file these notices as these qualifying events occur, with the majority expected in 2019 and 2020.
Service Marks

We have registered a number of service marks with the U.S. Patent and Trademark Office and various foreign trademark offices, including the mark “AllianceBernstein.”  The logo set forth below and “Ahead of Tomorrow” are service marks of AB:

In January 2015, we established a new brand identity by prominently incorporating “AB” into our brand architecture, while maintaining the legal names of our corporate entities. With this and other related refinements, our company, and our Institutional and Retail businesses, now are referred to “AllianceBernstein (AB)” or simply “AB.” Private Wealth Management and Bernstein

Research Services now are referred to as “AB Bernstein.”  Also, we adopted the logo and “Ahead of Tomorrow” service marks described above.

In connection with the Bernstein Transaction, we acquired all of the rights in, and title to, the Bernstein service marks, including the mark “Bernstein.”

In connection an acquisition we completed in 2013, we acquired all of the rights in, and title to, the W.P. Stewart & Co. service marks, including the logo “WPSTEWART.”

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

AXA also has informed us that AXA Belgium, an AXA insurance subsidiary organized under the laws of Belgium, has two policies providing for car insurance for Global Trading NV, which was designated on May 17, 2018 under (E.O.) 13224 and subsequently changed its name to Energy Engineers & Construction on August 20, 2018. The total annual premium of these policies is approximately $6,559 before tax and the annual net profit arising from these policies, which is difficult to calculate with precision, is estimated to be $983.

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

Also, AXA has informed us that AXA Sigorta, a subsidiary of AXA organized under the laws of the Republic of Turkey, provides car insurance coverage for vehicle pools of the Iranian General Consulate and the Iranian Embassy in Istanbul, Turkey. Motor liability insurance coverage is compulsory in Turkey and cannot be canceled unilaterally. The total annual premium in respect of these policies is approximately $3,150 and the annual net profit, which is difficult to calculate with precision, is estimated to be $473.

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

Also, AXA has informed us that AXA Egypt, an AXA insurance subsidiary organized under the laws of Egypt, provides the Iranian state-owned Iran Development Bank, two life insurance contracts, covering individuals who have loans with the bank. The total annual premium of these policies is approximately $19,839 and annual net profit arising from these policies, which is difficult to calculate with precision, is estimated to be $2,000.

Furthermore, AXA has informed us that AXA XL, which AXA acquired during the third quarter of 2018, through various non-U.S. subsidiaries, provides insurance to marine policyholders located outside of the U.S. or reinsurance coverage to non-U.S. insurers of marine risks as well as mutual associations of ship owners that provide their members with protection and liability coverage. The provision of these coverages may involve entities or activities related to Iran, including transporting crude oil, petrochemicals and refined petroleum products. AXA XL’s non-U.S. subsidiaries insure or reinsure multiple voyages and fleets containing multiple ships, so they are unable to attribute gross revenues and net profits from such marine policies to activities with Iran. As the activities of these insureds and re-insureds are permitted under applicable laws and regulations, AXA XL intends for its non-U.S. subsidiaries to continue providing such coverage to its insureds and re-insureds to the extent permitted by applicable law.

Lastly, a non-U.S. subsidiary of AXA XL provided accident & health insurance coverage to the diplomatic personnel of the Embassy of Iran in Brussels, Belgium during the third quarter of 2018. AXA XL’s non-U.S. subsidiary received aggregate payments for this insurance from inception through December 31, 2018 of approximately $73,451. Benefits of approximately $2,994 were paid to beneficiaries during 2018. These activities are permitted pursuant to applicable law. The policy has been canceled and is no longer in force.

The aggregate annual premium for the above-referenced insurance policies is approximately $646,411, representing approximately 0.0007% of AXA’s 2018 consolidated revenues, which we expect will exceed $100 billion. The related net profit, which is difficult to calculate with precision, is estimated to be $88,070, representing approximately 0.002% of AXA’s expected 2018 aggregate net profit.

History and Structure

We have been in the investment research and management business for more than 50 years. Bernstein was founded in 1967; Alliance Capital was founded in 1971 when the investment management department of Donaldson, Lufkin & Jenrette, Inc. (since November 2000, a part of Credit Suisse Group) merged with the investment advisory business of Moody’s Investors Service, Inc.

In April 1988, AB Holding “went public” as a master limited partnership. AB Holding Units, which trade under the ticker symbol “AB,” have been listed on the NYSE since that time.

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

As of December 31, 2018, the condensed ownership structure of AB is as follows (for a more complete description of our ownership structure, see “Principal Security Holders” in Item 12):

The General Partner owns 100,000 general partnership units in AB Holding and a 1% general partnership interest in AB. Including these general partnership interests, EQH, directly and through certain of its subsidiaries (see “Principal Security Holders” in Item 12), had an approximate 65.2% economic interest in AB as of December 31, 2018.

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

In addition, AXA, EQH and their respective subsidiaries provide financial services, some of which compete with those we offer. The AB Partnership Agreement specifically allows AXA and its subsidiaries (other than the General Partner) to compete with AB and to pursue opportunities that may be available to us. AXA, EQH and certain of their respective subsidiaries have substantially greater financial resources than we do and are not obligated to provide resources to us.

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

We derive most of our revenues from investment advisory and services fees, which typically are calculated as a percentage of the value of AUM as of a specified date, or as a percentage of the value of average AUM for the applicable billing period, and vary with the type of investment service, the size of the account and the total amount of assets we manage for a particular client. The value and composition of our AUM can be adversely affected by several factors, including:

•
Market Factors. Global equity markets were quite strong throughout 2018 before finishing the year dramatically lower. Markets sold off in the fourth quarter due to investor concerns over rising U.S. interest rates, a slowdown in European business confidence, weaker Chinese growth and rising geopolitical uncertainty, including Brexit implementation and ongoing trade tensions between the U.S. and China. Global fixed income markets were mixed for the year, with higher returns for less-risky government bonds and negative credit market returns. In the U.S., while tax cuts enacted at the end of 2017 helped spur growth and corporate earnings in 2018, the benefit is unlikely to continue in 2019, and investors are focused on the length of the economic cycle. The U.S. Federal Reserve announced its fourth interest rate increase in December, as expected, but revised its guidance on the number of rate increases in 2019 from three to two. Oil prices fell sharply in the fourth quarter which, when combined with higher U.S. interest rates and slowing growth, could impact the economies of some emerging markets. In Europe, the Central Bank ended its quantitative easing program in December despite the slowdown in growth, and ongoing uncertainty around Brexit negotiations weighed on business and consumer confidence in the U.K. In China, monetary policy is easing in response to slowing growth and U.S. trade tariff headwinds. These factors, and the market volatility they cause, may adversely affect our AUM and revenues.

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

•
Service Changes. We may be required to reduce our fee levels, restructure the fees we charge and/or adjust the services we offer to our clients because of, among other things, regulatory initiatives (whether industry-wide or specifically targeted), changing technology in the asset management business (including algorithmic strategies and emerging financial technology), court decisions and competitive considerations. A reduction in fee levels would reduce our revenues.

A decrease in the value of our AUM, a decrease in the amount of AUM we manage, an adverse mix shift in our AUM and/or a reduction in the level of fees we charge would adversely affect our investment advisory fees and revenues. A reduction in revenues, without a commensurate reduction in expenses, adversely affects our results of operations.

The industry-wide shift from actively-managed investment services to passive services has adversely affected our investment advisory and services fees, revenues and results of operations, and this trend may continue.
Our competitive environment has become increasingly difficult over the past decade, as active managers, which invest based on individual security selection, have, on average, consistently underperformed passive services, which invest based on market indices. While the weak and volatile market environment in 2018 provided ample opportunities for stock selection, it was another challenging year for active equity fund managers. Only 42% of active managers beat their benchmarks for the full year, with varied results among growth, value and core managers. Despite the more volatile markets, demand for passive strategies persisted, albeit at a slower pace, and active managers struggled to attract net new assets. In the U.S., total industry-wide active mutual fund inflows of $67 billion in 2017 reversed to net outflows of $302 billion in 2018. Active equity U.S. mutual fund outflows of $259 billion in 2018 increased by 33% year-over-year as the pace of outflows accelerated in the fourth quarter, particularly in December. Further, after $221 billion of active fixed income U.S. mutual fund inflows in 2017, flows slowed dramatically in 2018 to $13 billion. Meanwhile, total industry-wide passive mutual fund inflows of $451 billion were down 35% from last year's record $692 billion. The most recent data available for U.S. institutions (through September 30, 2018) is more negative. Total industry active equity and fixed income net outflows for the year-to-date through September 30, 2018 were $254 billion, triple the total for 2017. In this environment, organic growth through positive net inflows is difficult to achieve for active managers, such as AB, and requires taking market share from other active managers.
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

AXA and its affiliates, including AXA Equitable Holdings, provide a significant amount of our AUM and fund a significant portion of our seed investments, and if our agreements with them terminate or they withdraw capital support, whether as a result of AXA Equitable Holdings' initial public offering ("IPO") in 2018 or another factor, it could have a material adverse effect on our business, results of operations or financial condition.
AXA and its affiliates, including AXA Equitable Holdings, collectively are our largest client. AXA Equitable Holdings represented 18.1% of our total AUM as of December 31, 2018 and 3.1% of our net revenues for the year ended December 31, 2018. AXA and its affiliates other than AXA Equitable Holdings represented 6.1% of our total AUM as of December 31, 2018 and 2.4% of our net revenues for the year ended December 31, 2018. Our investment management agreements with these affiliates are terminable at any time or on short notice by either party, and none of these affiliates are under any obligation to maintain any level of AUM with us. A material adverse effect on our business, results of operations or financial condition could result if AXA Equitable Holdings or AXA and its other affiliates were to terminate their investment management agreements with us.
Further, while to date we have not experienced adverse effects from the IPO and we currently cannot predict the eventual impact, if any, on us of the IPO, such impact could include a reduction in the support AXA has provided to us in the past with respect to our investment management business, resulting in a decrease to our revenues and ability to initiate new investment services. Also, we rely on AXA, including its subsidiary AXA Business Services, for a number of significant services and we benefit from our affiliation with AXA in certain common vendor relationships. These arrangements may change with possible negative financial implications for us.
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

Our process of relocating our headquarters may not be executed as we envision.

On May 2, 2018, we announced that we will establish our corporate headquarters in and relocate approximately 1,050 jobs located in the New York metropolitan area to Nashville, Tennessee (for additional information, see “Relocation Strategy” in Item 7). Although the eventual impact on AB from this process is not yet known, the uncertainty created by these circumstances could have a significant adverse effect on AB’s ability to motivate and retain current employees. Further significant managerial and operational challenges could arise, such as ineffective transfer of institutional knowledge from current employees to newly-hired employees, if AB experiences significantly greater attrition among current employees than the firm anticipates in connection with the relocation and/or if the firm encounters more difficulty than expected in hiring qualified employees to help staff our Nashville headquarters.

Additionally, our estimates for both the transition costs and the corresponding expense savings relating to our headquarters relocation, which we discuss in more detail in “Relocation Strategy” in Item 7, are based on our current assumptions of employee relocation costs, severance, and overlapping compensation and occupancy costs. If our assumptions turn out to be inaccurate, our adjusted net revenues and adjusted operating income could be adversely affected.

Our business is dependent on investment advisory agreements with clients, and selling and distribution agreements with various financial intermediaries and consultants, which generally are subject to termination or non-renewal on short notice.

We derive most of our revenues pursuant to written investment management agreements (or other arrangements) with institutional investors, mutual funds and private wealth clients, and selling and distribution agreements with financial intermediaries that distribute AB Funds. Generally, the investment management agreements (and other arrangements), including our agreements with AXA, EQH and their respective subsidiaries, are terminable at any time or upon relatively short notice by either party. The investment management agreements pursuant to which we manage the U.S. Funds must be renewed and approved by the Funds’ boards of directors annually. A significant majority of the directors are independent. Consequently, there can be no assurance that the board of directors of each fund will approve the fund’s investment management agreement each year, or will not condition its approval on revised terms that may be adverse to us. In addition, investors in AB Funds can redeem their investments without notice. Any termination of, or failure to renew, a significant number of these agreements, or a significant increase in redemption rates, could have a material adverse effect on our results of operations and business prospects.

Similarly, the selling and distribution agreements with securities firms, brokers, banks and other financial intermediaries are terminable by either party upon notice (generally 30 days) and do not obligate the financial intermediary to sell any specific amount of fund shares. These intermediaries generally offer their clients investment products that compete with our products. In addition, certain institutional investors rely on consultants to advise them about choosing an investment adviser and some of our services may not be considered among the best choices by these consultants. As a result, investment consultants may advise their clients to move their assets invested with us to other investment advisers, which could result in significant net outflows.

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

We sometimes charge our clients performance-based fees, whereby we charge a base advisory fee and are eligible to earn an additional performance-based fee or incentive allocation that is calculated as either a percentage of absolute investment results or a percentage of investment results in excess of a stated benchmark over a specified period of time. Some performance-based fees include a high-watermark provision, which generally provides that if a client account under-performs relative to its performance target (whether in absolute terms or relative to a specified benchmark), it must gain back such under-performance before we can collect future performance-based fees. Therefore, if we fail to achieve the performance target for a particular period, we will not earn a performance-based fee for that period and, for accounts with a high-watermark provision, our ability to earn future performance-based fees will be impaired.

We are eligible to earn performance-based fees on 7.3%, 7.8% and 0.9% of the assets we manage for institutional clients, private wealth clients and retail clients, respectively (in total, 5.1% of our AUM). If the percentage of our AUM subject to performance-based fees increases, seasonality and volatility of revenue and earnings are likely to become more significant. Our performance-based fees in 2018, 2017 and 2016 were $118.1 million, $94.8 million and $32.8 million, respectively.

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

As part of our business strategy, we consider potential strategic transactions, including acquisitions, dispositions, mergers, consolidations, joint ventures and similar transactions, some of which may be material. These transactions, if undertaken, may involve various risks and present financial, managerial and operational challenges, including:.

•	adverse effects on our earnings if acquired intangible assets or goodwill become impaired;

•	existence of unknown liabilities or contingencies that arise after closing;

•	potential disputes with counterparties; and

•	potential dilution to our existing unitholders, if we fund the purchase price of a transaction with AB Units or AB Holding Units.
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

Electronic, or “low-touch”, trading represents a significant percentage of buy-side trading activity and typically produces transaction fees that are significantly lower than the price of traditional full service fee rates. As a result, blended pricing throughout our industry is lower now than it was historically, and price declines may continue. In addition, fee rates we charge and charged by other brokers for brokerage services have historically experienced price pressure, and we expect these trends to continue. Also, while increases in transaction volume and market share often can offset decreases in rates, this may not continue.

In addition, the failure or inability of any of our broker-dealer's significant counterparties to perform could expose us to substantial expenditures and adversely affect our revenues. For example, SCB LLC, as a member of clearing and settlement organizations, would be required to settle open trades of any non-performing counterparty. This exposes us to the mark-to-market adjustment on the trades between trade date and settlement date, which could be significant, especially during periods of severe market volatility. Also, our ability to access liquidity in such situations may be limited by what our funding relationships are able to offer us at such times.

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

Any significant security breach of our information and cyber security infrastructure, as well as our failure to properly escalate and respond to such an incident, may significantly harm our operations and reputation.
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
Furthermore, although we maintain a robust cyber security infrastructure and incident preparedness strategy, which we test periodically, we may be unable to respond, both internally and externally, to a cyber incident in a sufficiently expeditious manner. Any such failure could cause significant harm to our reputation and result in litigation, regulatory scrutiny and/or significant remediation costs.
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
In the future, we may not be able to obtain coverage at current levels, if at all, and our premiums may increase significantly on coverage that we maintain. Also, we currently are party to certain joint insurance arrangements with subsidiaries of EQH. If our affiliates choose not to include us as insured parties under any such policies, we may need to obtain stand-alone insurance coverage, which could have coverage terms that are less beneficial to us and/or cost more.
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

In Europe, MiFID II, which became effective on January 3, 2018, makes significant modifications to the manner in which European broker-dealers can be compensated for research. These modifications have reduced, and are believed to have significantly reduced, the overall research spend by European buy-side firms, which has decreased the revenues we derive from our European clients. Our European clients may continue to reduce their research budgets, which could result in a significant decline in our sell-side revenues.

Also, while MiFID II is not applicable to firms operating outside of Europe, competitive and client pressures may force buy-side firms operating outside of Europe to pay for research from their own resources instead of through bundled trading commissions. If that occurs, we would expect that research budgets from those clients will decrease further, which could result in an additional significant decline in our sell-side revenues. Additionally, these competitive and client pressures may result in our buy-side operation paying for research out of our own resources instead of through bundled trading commissions, which could increase our firm's expenses and decrease our operating income.

Lastly, it also is uncertain how regulatory trends will evolve under the current U.S. President's administration and abroad. For example, in June 2016, a narrow majority of voters in a U.K. referendum voted to exit the European Union (“Brexit”), but it remains unclear exactly how the U.K.’s status in relation to the European Union ("EU") will change if and when it ultimately leaves. Accordingly, our U.K.-based buy-side and sell-side subsidiaries are implementing alternative arrangements in EU jurisdictions in order to ensure continued operations in the Eurozone, including our continued ability to market and sell various investment products in the Eurozone. In addition, any other changes in the composition of the EU’s member states may add further complexity to our global risks and operations.

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

There is no public trading market for AB Units and we do not anticipate that a public trading market will develop. The AB Partnership Agreement restricts our ability to participate in a public trading market or anything substantially equivalent to one by providing that any transfer that may cause AB to be classified as a “publicly traded partnership” (“PTP”) as defined in Section 7704 of the Internal Revenue Code of 1986, as amended (“Code”), shall be deemed void and shall not be recognized by AB. In addition, AB Units are subject to significant restrictions on transfer, such as obtaining the written consent of AXA Equitable and the General Partner pursuant to the AB Partnership Agreement. Generally, neither AXA Equitable nor the General Partner will permit any transfer that it believes would create a risk that AB would be treated as a corporation for tax purposes. AXA Equitable and the General Partner have implemented a transfer program that requires a seller to locate a purchaser and imposes annual volume restrictions on transfers. You may request a copy of the transfer program from our Corporate Secretary (corporate_secretary@alliancebernstein.com). Also, we have filed the transfer program as Exhibit 10.15 to this Form 10-K.

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

Although the IRS, under current law, generally determines tax adjustments at the partnership level when it audits the income tax return of a partnership, the IRS, with respect to taxable years beginning on or before December 31, 2017, is required to collect any additional taxes, interest and penalties from the partnership's individual partners.  The 2015 Act modifies this procedure for audits of a partnership’s taxable years beginning after December 31, 2017 and, if a partnership meets certain requirements and makes a proper election, for audits of a partnership’s taxable years beginning before January 1, 2018. We may choose to make such an election if we receive a written notice of selection for examination for an eligible taxable year or if we file, on or after January 1, 2018, an administrative adjustment request for an eligible taxable year and otherwise qualify to make such an election.

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

In August and December, 2018, the IRS issued final regulations providing rules relating to the operation of the partnership audit rules (the “Final Regulations”).  Pursuant to the 2015 Act and the Final Regulations, for taxable years beginning after December 31, 2017, we will be required to designate a partner, or other person, with a substantial presence in the United States as the partnership representative (“Partnership Representative”) and we will no longer have a “tax matters partner.” The Partnership Representative will have the sole authority to act on our behalf for purposes of, among other things, U.S. federal income tax audits and judicial review of administrative adjustments by the IRS. If we do not make such a designation, the IRS can select any person as the Partnership Representative. Any actions taken by us or by the Partnership Representative on our behalf with respect to, among other things, U.S. federal income tax audits and judicial review of administrative adjustments by the IRS, will be binding on us and our unitholders.

In addition, the Final Regulations clarified the procedure under which a partnership may elect to require its unitholders to take into account on their income tax returns an audit adjustment made to the partnership’s income tax items.  We may, but are not required to, make such a “push-out” election.  In addition, a partnership that is a partner of another partnership may elect to have its unitholders take an audit adjustment of the lower-tier partnership into account (i.e., the upper-tier partnership may push adjustments received from the lower-tier partnership through to the partners of the upper-tier partnership). The upper-tier partnership must timely complete the “push-out” of the adjustment in order for it to be effective. Under the Final Regulations, such election must be made by the extended due date for the return for the adjustment year of the audited partnership, regardless of whether the audited partnership is required to file a return for the adjustment year or timely files a request for an extension for its return.  The Final Regulations set forth a number of requirements to make a “push-out” election and we may be unable or unwilling to comply with such requirements. If we do not make a “push-out” election, we would be required to pay any tax resulting from the adjustments to our income tax items, and the cash available for distribution to unitholders would be substantially reduced.

Non-U.S. Unitholders may be subject to a 10% withholding tax on the sale of their AB Units or AB Holding Units, which could reduce the value of such Units.

Under the 2017 Tax Cuts and Jobs Act, gain or loss from the sale or exchange of partnership units after November 27, 2017 by a non-U.S. unitholder are treated as effectively connected with a U.S. trade or business to the extent that the non-U.S. unitholder would have had effectively connected gain or loss on a hypothetical sale by the partnership of all of its assets at fair market value as of the date of the sale or exchange of the partnership units. The Tax Cuts and Jobs Act also imposed certain withholding requirements for the sale of partnership units by a non-U.S. unitholder and authorized the IRS to issue regulations to carry out the withholding rules in the case of publicly traded partnerships.  No such regulations have been issued.  Instead, in December 2017, the IRS issued a notice suspending the application of these new withholding rules to the disposition of publicly traded partnership units until the IRS issued related guidance. We cannot predict when or if the IRS will issue such regulations or other guidance or what the regulations or other guidance will say. If the guidance generally subjects publicly traded partnerships to the same rules as other partnerships, then we would be subject to two different withholding regimes. Under the first regime, the recipient of the units being transferred generally will be required to withhold 10% of the amount realized by the transferring unitholder, unless the transferring unitholder provides the recipient unitholder with either proper documentation proving that the transferring unitholder is not a nonresident alien individual or foreign corporation, or with certain other statements or certifications described in IRS Notice 2018-29 that limit or relieve the recipient unitholder’s withholding obligation. Under the second regime, if the recipient unitholder fails to properly withhold, then we generally would be obligated to deduct and withhold from distributions to the recipient unitholder a tax in an amount equal to the amount the transferring unitholder failed to withhold (plus interest). Whether or not these withholding rules apply does not affect the characterization of gain or loss from the sale or exchange of partnership units by a non-U.S. unitholder as effectively connected with a U.S. trade or business.

Item 1B.    Unresolved Staff Comments
We have no unresolved comments from the staff of the SEC to report.

Item 2.    Properties

Our principal executive offices located at 1345 Avenue of the Americas, New York, New York are occupied pursuant to a lease expiring in 2024. At this location, we currently lease 992,043 square feet of space, within which we currently occupy approximately 523,373 square feet of space and have sub-let (or are seeking to sub-let) approximately 468,670 square feet of space. We also lease space at one other location in New York City with a lease expiration of December 31, 2019.

In addition, we lease approximately 229,147 square feet of space at One North Lexington, White Plains, New York under a lease expiring in 2021 with options to extend to 2031. At this location, we currently occupy approximately 69,013 square feet of space and have sub-let (or are seeking to sub-let) approximately 160,134 square feet of space.

We entered into a short-term lease for office space in Nashville, Tennessee during the construction of our new corporate headquarters at 501 Commerce Street, which we will vacate upon completion of 501 Commerce Street.

We entered into a 15-year lease agreement in Nashville, Tennessee, at 501 Commerce Street, for 205,000 square feet that is expected to commence in July of 2020.

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

On December 31, 2018, the last trading day during 2018, the closing price of an AB Holding Unit on the NYSE was $27.32 per Unit. On December 31, 2018, there were (i) 929 AB Holding Unitholders of record for approximately 79,000 beneficial owners, and (ii) 381 AB Unitholders of record (we do not believe there are substantial additional beneficial owners).

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not engage in any unregistered sales of our securities during the years ended December 31, 2018, 2017 and 2016.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Each quarter since the third quarter of 2011, AB has implemented plans to repurchase AB Holding Units pursuant to Rules 10b5-1 and 10b-18 under the Exchange Act. The plan adopted during the fourth quarter of 2018 expired at the close of business on February 12, 2019.  AB may adopt additional plans in the future to engage in open-market purchases of AB Holding Units to help fund anticipated obligations under the firm’s incentive compensation award program and for other corporate purposes. For additional information about Rule 10b5-1 plans, see “Units Outstanding” in Item 7.

AB Holding Units bought by us or one of our affiliates during the fourth quarter of 2018 are as follows:

Issuer Purchases of Equity Securities

	Total Number of AB Holding Units Purchased	Average Price Paid Per AB Holding Unit, net of Commissions	Total Number of AB Holding Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of AB Holding Units that May Yet Be Purchased Under the Plans or Programs
Period
10/1/18-10/31/18(1)	632,466	$29.59	—	—
11/1/18-11/30/18(1)	881,840	29.56	—	—
12/1/18-12/31/18(1)	4,973,748	28.16	—	—
Total	6,488,054	$28.49	—	—
________________________________________________________________________________________________________________________

(1)
During the fourth quarter of 2018, we purchased 2,781,168 AB Holding Units from employees to allow them to fulfill statutory withholding tax requirements at the time of distribution of long-term incentive compensation awards.

(2)
During the fourth quarter of 2018, we purchased 3,706,886 AB Holding Units on the open market pursuant to a Rule 10b5-1 plan to help fund anticipated obligations under our incentive compensation award program.

AB Units bought by us or one of our affiliates during the fourth quarter of 2018 are as follows:

Issuer Purchases of Equity Securities

	Total Number of AB Units Purchased	Average Price Paid Per AB Unit, net of Commissions	Total Number of AB Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of AB Units that May Yet Be Purchased Under the Plans or Programs
Period
10/1/18-10/31/18	—	$—	—	—
11/1/18-11/30/18	—	—	—	—
12/1/18-12/31/18	800	29.78	—	—
Total	800	$29.78	—	—
________________________________________________________________________________________________________________________

(1)	During December 2018, we purchased 800 AB Units in a private transaction.

Item 6.    Selected Financial Data
Selected Consolidated Financial Data

	Years Ended December 31,(1)
	2018	2017	2016	2015	2014
	(in thousands, except per unit amounts and unless otherwise indicated)
INCOME STATEMENT DATA:
Revenues:
Investment advisory and services fees	$2,362,211	$2,201,305	$1,933,471	$1,973,837	$1,958,250
Bernstein research services	439,432	449,919	479,875	493,463	482,538
Distribution revenues	418,562	412,063	384,405	427,156	444,970
Dividend and interest income	98,226	71,162	46,939	24,872	22,322
Investment gains (losses)	2,653	92,102	93,353	3,551	(9,076)
Other revenues	98,676	97,135	99,859	101,169	108,788
Total revenues	3,419,760	3,323,686	3,037,902	3,024,048	3,007,792
Less: interest expense	52,399	25,165	9,123	3,321	2,426
Net revenues	3,367,361	3,298,521	3,028,779	3,020,727	3,005,366

Expenses:
Employee compensation and benefits:
Employee compensation and benefits	1,378,811	1,313,469	1,229,721	1,267,926	1,265,664
Promotion and servicing:
Distribution-related payments	427,186	411,467	363,603	384,425	404,213
Amortization of deferred sales commissions	21,343	31,886	41,066	49,145	41,508
Trade execution, marketing, T&E and other	222,630	213,275	216,542	232,023	233,417
General and administrative:
General and administrative	448,996	481,488	426,147	431,635	426,960
Real estate charges	7,160	36,669	17,704	998	52
Contingent payment arrangements	(2,219)	267	(20,245)	(5,441)	(2,782)
Interest on borrowings	10,359	8,194	4,765	3,119	2,797
Amortization of intangible assets	27,781	27,896	26,311	25,798	24,916
Total expenses	2,542,047	2,524,611	2,305,614	2,389,628	2,396,745
Operating income	825,314	773,910	723,165	631,099	608,621
Income taxes	45,816	53,110	28,319	44,797	44,304
Net income	779,498	720,800	694,846	586,302	564,317
Net income of consolidated entities attributable to non-controlling interests	21,910	58,397	21,488	6,375	456
Net income attributable to AB Unitholders	$757,588	$662,403	$673,358	$579,927	$563,861
Basic net income per AB Unit	$2.79	$2.46	$2.48	$2.11	$2.07
Diluted net income per AB Unit	$2.78	$2.45	$2.47	$2.10	$2.07
Operating margin(2)	23.9%	21.7%	23.2%	20.7%	20.2%
CASH DISTRIBUTIONS PER AB UNIT(3)	$2.96	$2.57	$2.15	$2.11	$2.08
BALANCE SHEET DATA AT PERIOD END:
Total assets	$8,789,098	$9,282,734	$8,741,158	$7,433,721	$7,375,621
Debt	$546,267	$565,745	$512,970	$581,700	$486,156
Total capital	$3,916,209	$4,063,304	$4,068,189	$4,017,221	$4,084,840
ASSETS UNDER MANAGEMENT AT PERIOD END (in millions)	$516,353	$554,491	$480,201	$467,440	$474,027

(1)	Certain prior-year amounts have been reclassified to conform to our 2018 presentation; see Note 2 to AB's financial statements in Item 8 for a discussion of reclassifications.

(2)	Operating income excluding net income (loss) attributable to non-controlling interests as a percentage of net revenues.
(3) Cash distributions per AB unit reflect the impact of AB's non-GAAP adjustments.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Percentage change figures are calculated using assets under management rounded to the nearest million and financial statement amounts rounded to the nearest thousand.
Executive Overview
Our total assets under management ("AUM") as of December 31, 2018 were $516.4 billion, down $38.1 billion, or 6.9%, during 2018. The decrease was driven by market depreciation of $30.0 billion and net outflows of $8.1 billion (primarily due to Institutional outflows of $10.0 billion).
Institutional AUM decreased $23.0 billion, or 8.5%, to $246.3 billion during 2018, due to market depreciation of $13.2 billion and net outflows of $10.0 billion. Gross sales increased $12.7 billion (of which $7.4 billion related to Customized Retirement Strategies ("CRS") fundings) from $13.4 billion in 2017 to $26.1 billion in 2018. Redemptions and terminations increased $18.6 billion (of which $14.1 billion related to CRS redemptions) from $11.5 billion in 2017 to $30.1 billion in 2018.
Retail AUM decreased $12.1 billion, or 6.3%, to $180.8 billion during 2018, due to market depreciation of $12.3 billion and flat net flows. Gross sales increased $0.4 billion from $53.8 billion in 2017 to $54.2 billion in 2018. Redemptions and terminations increased $7.9 billion from $38.6 billion in 2017 to $46.5 billion in 2018.
Private Wealth Management AUM decreased $3.0 billion, or 3.2%, to $89.3 billion during 2018, due to market depreciation of $4.5 billion, offset by net inflows of $1.9 billion. Gross sales increased $2.0 billion from $11.5 billion in 2017 to $13.5 billion in 2018. Redemptions and terminations increased $0.4 billion from $10.6 billion in 2017 to $11.0 billion in 2018.
Bernstein Research Services revenue decreased $10.5 million, or 2.3%, in 2018. The decrease was driven by a reduction in commission rates due to the unbundling of research services and a volume mix shift to lower fee electronic trading across all regions, partially offset by a weaker U.S. dollar.
Our 2018 net revenues of $3.4 billion increased $0.1 billion, or 2.1%, compared to the prior year's net revenues of $3.3 billion. The most significant contributors to the increase were higher base advisory fees of $137.5 million, higher performance-based fees of $23.4 million and higher distribution revenues of $6.5 million, offset by lower investment gains revenue of $89.4 million and lower Bernstein Research Services revenue of $10.5 million. Our operating expenses of $2.5 billion increased $17.4 million, or 0.7%, compared to the prior year's expenses. The increase primarily was due to higher employee compensation and benefits of $65.3 million and higher promotion and servicing expenses of $14.5 million, offset by lower general and administrative expenses (excluding real estate charges) of $32.5 million and lower real estate charges of $29.5 million. Our operating income increased $51.4 million, or 6.6%, to $825.3 million from $773.9 million in 2017 and our operating margin increased from 21.7% in 2017 to 23.9% in 2018.
Market Environment
Global equity markets finished lower in 2018, the result of a fourth quarter sell-off driven by investor concerns over rising U.S. interest rates, a slowdown in European business confidence, weaker Chinese growth and rising geopolitical uncertainty, including Brexit implementation and ongoing trade tensions between the U.S. and China. Global fixed income markets were mixed for the year, with higher returns for less-risky government bonds and negative credit market returns. In the U.S., while tax cuts enacted at the end of 2017 helped spur growth and corporate earnings in 2018, the benefit may not continue throughout 2019, and investors are focused on the length of the economic cycle. The U.S. Federal Reserve announced its fourth interest rate increase in December, as expected, but revised its guidance on the number of rate hikes in 2019 from three to two. Oil prices fell sharply in the fourth quarter which, when combined with higher U.S. interest rates and slowing growth, could be problematic for some emerging markets. In Europe, the Central Bank ended its quantitative easing program in December despite the slowdown in growth, and ongoing uncertainty around Brexit negotiations weighed on business and consumer confidence in the United Kingdom. In China, monetary policy is easing in response to slowing growth and U.S. trade tariff headwinds.
While the weak and volatile market environment in 2018 provided ample opportunities for stock selection, it was another challenging year for active equity fund managers. Only 42% of active managers beat their benchmarks for the full year, with varied results among growth, value and core managers. Despite the more volatile markets, demand for passive strategies persisted, albeit at a slower pace, and active managers struggled to attract net new assets. In the U.S., total industry-wide active mutual fund inflows of $67 billion in 2017 reversed to net outflows of $302 billion in 2018. Active equity U.S. mutual fund outflows of $259 billion in 2018 increased by 33% year-over-year as the pace of outflows accelerated in the fourth quarter, particularly in December. After $221 billion of active fixed income U.S. mutual fund inflows in 2017, flows slowed dramatically in 2018 to $13 billion. Meanwhile, total industry-wide passive mutual fund inflows of $451 billion were down 35% from last year's record $692 billion.

MiFID II
In Europe, MiFID II, which became effective on January 3, 2018, makes significant modifications to the manner in which European broker-dealers can be compensated for research. These modifications have reduced, and are believed to have significantly reduced, the overall research spend by European buy-side firms, which has decreased the revenues we derive from our European clients. Our European clients may continue to reduce their research budgets, which could result in a significant decline in our sell-side revenues.

Also, while MiFID II is not applicable to firms operating outside of Europe, competitive and client pressures may force buy-side firms operating outside of Europe to pay for research from their own resources instead of through bundled trading commissions. If that occurs, we would expect that research budgets from those clients will decrease further, which could result in an additional significant decline in our sell-side revenues. Additionally, these competitive and client pressures may result in our buy-side operation paying for research out of our own resources instead of through bundled trading commissions, which could increase our firm's expenses and decrease our operating income.

The ultimate impact of MiFID II on payments for research globally currently is uncertain.
AXA Equitable Holdings IPO
During 2017, AXA S.A. ("AXA") announced its intention to pursue the sale of a minority stake in AXA Equitable Holdings, Inc. ("EQH"), the holding company for a diversified financial services organization, through an initial public offering ("IPO"). During the second quarter of 2018, EQH completed the IPO and, during the fourth quarter, completed a secondary offering. As a result, AXA owns 59.2% of the outstanding common stock of EQH as of December 31, 2018. EQH and its subsidiaries have an approximate 65.2% economic interest in AB as of December 31, 2018. AXA has announced its intention to sell its entire remaining interest in EQH over time, subject to market conditions and other factors. AXA is under no obligation to do so and retains the sole discretion to determine the timing of any future sales of shares of EQH common stock.
While to date we have not experienced adverse effects from the IPO and we cannot at this time predict the eventual impact, if any, on AB of this transaction, such impact could include a reduction in the support AXA has provided to AB in the past with respect to AB's investment management business, resulting in a decrease in our revenues and ability to initiate new investment services. Also, AB relies on AXA, including its subsidiary, AXA Business Services, for a number of significant services and AB benefits from its affiliation with AXA in certain common vendor relationships. Some of these arrangements are expected to change with possible negative financial implications for AB.
By letter dated March 31, 2018, AXA advised us of their current intention to continue using AB for the foreseeable future as a preferred provider of asset management services and to continue making commercial and seed investments that suit AXA from an investment perspective, in each case (i) consistent with past practice, (ii) subject to investment performance/returns and (iii) subject to applicable fiduciary duties.
Relocation Strategy
On May 2, 2018, we announced that we would establish our corporate headquarters in, and relocate approximately 1,050 jobs located in the New York metro area to, Nashville, TN. Our Nashville headquarters will house Finance, IT, Operations, Legal, Compliance, Internal Audit, Human Capital, and Sales and Marketing. We have begun relocating jobs and expect this transition to take several years. We will continue to maintain a principal location in New York City, which will house our Portfolio Management, Sell-Side Research and Trading, and New York-based Private Wealth Management businesses.

We believe relocating our corporate headquarters to Nashville will afford us the opportunity to provide an improved quality of life alternative for our employees and enable us to attract and recruit new talented employees to a highly desirable location while improving the long-term cost structure of the firm.

During the transition period, which began in 2018 and is expected to continue through 2024, we currently estimate that we will incur transition costs of approximately $155 million to $165 million. These costs include employee relocation, severance, recruitment, and overlapping compensation and occupancy costs. Over this same period, we expect to realize total expense savings of approximately $190 million to $200 million, an amount greater than the total transition costs. However, we will incur some transition costs before we begin to realize expense savings. We incurred $10 million of transition costs in 2018. We currently anticipate that the largest reduction in net income per unit ("EPU") during the transition period will be approximately $0.07 in 2019. We expect to achieve a slight increase in EPU in 2021 and then achieve EPU accretion in each year thereafter. Beginning in 2025, once the transition period has been completed, we estimate ongoing annual expense savings of approximately $70 to $75 million, which will result from a combination of occupancy and compensation-related savings. Our estimates for both the transition costs and the corresponding expense savings are based upon our current assumptions of employee relocation costs, severance and overlapping compensation and occupancy costs. In addition, our estimates for both the timing of when we incur transition costs and realize the related expense savings is based on our current relocation implementation plan and the timing for execution of each phase. The actual total charges we eventually record, the related expense savings we realize and timing of EPU impact are expected to differ from our current estimates as we implement each phase of our headquarters relocation.

During October 2018, we signed a lease, which commences in mid-2020, relating to 205,000 square feet of space at our new Nashville headquarters. Our estimated total base rent obligation (excluding taxes, operating expenses and utilities) over the 15-year initial lease term is approximately $125 million.

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

Adjusted Operating Margin Target
We previously adopted a goal of increasing our adjusted operating margin to a target of 30% by 2020 (the “2020 Margin Target”), subject to the assumptions, factors and contingencies described as part of the initial disclosure of this target. Our adjusted operating margin for 2018 was 29.1%.

Significant declines in the equity and certain fixed income markets during the fourth quarter of 2018, most notably in December 2018, reduced our AUM by $34.0 billion, or 6.2%, during the fourth quarter to $516.4 billion from $550.4 billion at the end of the third quarter of 2018. Given the impact we expect this lower AUM will have on our ability to generate the level of investment advisory fee revenues we initially forecast when establishing the 2020 Margin Target, presently we do not believe that achieving the 2020 Margin Target is likely. However, we are taking additional actions to better align our expenses with these lower AUM and expected revenues. We remain committed to achieving an adjusted operating margin of 30% in years subsequent to 2020 and will take continued actions in this regard, subject to prevailing market conditions and the evolution of our business mix.

Assets Under Management
Assets under management by distribution channel are as follows:

	As of December 31,			% Change
	2018	2017	2016	2018-17	2017-16
	(in billions)
Institutions	$246.3	$269.3	$239.3	(8.5)%	12.5%
Retail	180.8	192.9	160.2	(6.3)	20.5
Private Wealth Management	89.3	92.3	80.7	(3.2)	14.2
Total	$516.4	$554.5	$480.2	(6.9)	15.5
Assets under management by investment service are as follows:

	As of December 31,			% Change
	2018	2017	2016	2018-17	2017-16
	(in billions)
Equity
Actively Managed	$136.2	$139.4	$111.9	(2.3)%	24.6%
Passively Managed (1)	50.2	54.3	48.1	(7.6)	13.0
Total Equity	186.4	193.7	160.0	(3.8)	21.1

Fixed Income
Actively Managed
Taxable	219.7	247.9	220.9	(11.4)	12.2
Tax-exempt	41.7	40.4	36.9	3.0	9.5
	261.4	288.3	257.8	(9.4)	11.8
Passively Managed (1)	9.4	9.9	11.1	(4.8)	(10.4)
Total Fixed Income	270.8	298.2	268.9	(9.2)	10.9

Other (2)
Actively Managed	58.3	61.9	50.8	(5.8)	21.7
Passively Managed (1)	0.9	0.7	0.5	39.7	37.0
Total Other	59.2	62.6	51.3	(5.3)	21.8
Total	$516.4	$554.5	$480.2	(6.9)	15.5

(1)	Includes index and enhanced index services.

(2)	Includes certain multi-asset solutions and services and certain alternative investments.

Changes in assets under management during 2018 and 2017 are as follows:

	Distribution Channel
	Institutions	Retail	Private Wealth Management	Total
	(in billions)
Balance as of December 31, 2017	$269.3	$192.9	$92.3	$554.5
Long-term flows:
Sales/new accounts	26.1	54.2	13.5	93.8
Redemptions/terminations	(30.1)	(46.5)	(11.0)	(87.6)
Cash flow/unreinvested dividends	(6.0)	(7.7)	(0.6)	(14.3)
Net long-term (outflows) inflows	(10.0)	—	1.9	(8.1)
Transfers	0.2	0.2	(0.4)	—
Market depreciation	(13.2)	(12.3)	(4.5)	(30.0)
Net change	(23.0)	(12.1)	(3.0)	(38.1)
Balance as of December 31, 2018	$246.3	$180.8	$89.3	$516.4

Balance as of December 31, 2016	$239.3	$160.2	$80.7	$480.2
Long-term flows:
Sales/new accounts	13.4	53.8	11.5	78.7
Redemptions/terminations	(11.5)	(38.6)	(10.6)	(60.7)
Cash flow/unreinvested dividends	1.7	(6.3)	(0.2)	(4.8)
Net long-term inflows	3.6	8.9	0.7	13.2
Market appreciation	26.4	23.8	10.9	61.1
Net change	30.0	32.7	11.6	74.3
Balance as of December 31, 2017	$269.3	$192.9	$92.3	$554.5

	Investment Service
	Equity Actively Managed	Equity Passively Managed(1)	Fixed Income Actively Managed - Taxable	Fixed Income Actively Managed - Tax- Exempt	Fixed Income Passively Managed(1)	Other(2)	Total
	(in billions)
Balance as of December 31, 2017	$139.4	$54.3	$247.9	$40.4	$9.9	$62.6	$554.5
Long-term flows:
Sales/new accounts	36.7	4.0	27.6	7.9	0.1	17.5	93.8
Redemptions/terminations	(22.2)	(0.6)	(40.8)	(6.7)	(0.6)	(16.7)	(87.6)
Cash flow/unreinvested dividends	(3.7)	(3.6)	(6.2)	(0.4)	0.2	(0.6)	(14.3)
Net long-term inflows (outflows)	10.8	(0.2)	(19.4)	0.8	(0.3)	0.2	(8.1)
Market (depreciation) appreciation	(14.0)	(3.9)	(8.8)	0.5	(0.2)	(3.6)	(30.0)
Net change	(3.2)	(4.1)	(28.2)	1.3	(0.5)	(3.4)	(38.1)
Balance as of December 31, 2018	$136.2	$50.2	$219.7	$41.7	$9.4	$59.2	$516.4

Balance as of December 31, 2016	$111.9	$48.1	$220.9	$36.9	$11.1	$51.3	$480.2
Long-term flows:
Sales/new accounts	21.9	1.1	41.1	7.9	0.1	6.6	78.7
Redemptions/terminations	(19.0)	(1.4)	(29.8)	(5.9)	(1.8)	(2.8)	(60.7)
Cash flow/unreinvested dividends	(2.1)	(4.0)	1.5	(0.1)	—	(0.1)	(4.8)
Net long-term inflows (outflows)	0.8	(4.3)	12.8	1.9	(1.7)	3.7	13.2
Market appreciation	26.7	10.5	14.2	1.6	0.5	7.6	61.1
Net change	27.5	6.2	27.0	3.5	(1.2)	11.3	74.3
Balance as of December 31, 2017	$139.4	$54.3	$247.9	$40.4	$9.9	$62.6	$554.5

(1)	Includes index and enhanced index services.

(2)	Includes certain multi-asset solutions and services and certain alternative investments.

Net long-term inflows (outflows) for actively managed investment services as compared to passively managed investment services during 2018 and 2017 are as follows:

	Years Ended December 31,
	2018	2017
	(in billions)
Actively Managed
Equity	$10.8	$0.8
Fixed Income	(18.6)	14.7
Other	(0.1)	3.6
	(7.9)	19.1
Passively Managed
Equity	(0.2)	(4.3)
Fixed Income	(0.3)	(1.7)
Other	0.3	0.1
	(0.2)	(5.9)
Total net long-term (outflows) inflows	$(8.1)	$13.2

Average assets under management by distribution channel and investment service are as follows:

	Years Ended December 31,			% Change
	2018	2017	2016	2018-17	2017-16
	(in billions)
Distribution Channel:
Institutions	$258.1	$253.8	$243.4	1.7%	4.3%
Retail	191.8	177.5	157.7	8.1	12.6
Private Wealth Management	94.3	86.7	78.9	8.8	9.8
Total	$544.2	$518.0	$480.0	5.1	7.9

Investment Service:
Equity Actively Managed	$146.4	$125.6	$109.4	16.6	14.8
Equity Passively Managed(1)	53.8	50.8	46.5	5.9	9.3
Fixed Income Actively Managed – Taxable	230.3	236.3	221.5	(2.5)	6.6
Fixed Income Actively Managed – Tax-exempt	41.3	38.8	36.3	6.4	7.0
Fixed Income Passively Managed(1)	9.8	10.3	11.0	(4.3)	(6.4)
Other(2)	62.6	56.2	55.3	11.3	1.7
Total	$544.2	$518.0	$480.0	5.1	7.9

(1)	Includes index and enhanced index services.

(2)	Includes certain multi-asset solutions and services and certain alternative investments.
As a result of the significant market declines in the fourth quarter of 2018, AUM as of December 31, 2018 is lower than AUM as of December 31, 2017 in all three distribution channels; however, average AUM during 2018 is higher than average AUM during 2017 in all three distribution channels, reflecting our strong performance through the first nine months of 2018.

During 2018, our Institutional channel average AUM of $258.1 billion increased $4.3 billion, or 1.7%, compared to 2017; however, our Institutional channel AUM decreased $23.0 billion, or 8.5%, to $246.3 billion over the last twelve months. The $23.0 billion decrease in AUM resulted from market depreciation of $13.2 billion (with $11.6 million of the deprecation occurring in the fourth quarter of 2018) and net outflows of $10.0 billion. During 2017, our Institutional channel average AUM of $253.8 billion increased $10.4 billion, or 4.3%, compared to 2016, primarily due to our Institutional AUM increasing $30.0 billion, or 12.5%, to $269.3 billion during 2017. The $30.0 billion increase in AUM primarily resulted from market appreciation of $26.4 billion and net inflows of $3.6 billion.

During 2018, our Retail channel average AUM of $191.8 billion increased $14.3 billion, or 8.1%, compared to 2017; however, our Retail channel AUM decreased $12.1 billion, or 6.3%, to $180.8 billion over the last twelve months. The $12.1 billion decrease in AUM resulted primarily from market depreciation of $12.3 billion (with $16.4 million of the deprecation occurring in the fourth quarter of 2018). During 2017, our Retail average AUM of $177.5 billion increased $19.8 billion, or 12.6%, compared to 2016, primarily due to our Retail channel AUM increasing $32.7 billion, or 20.5%, to $192.9 billion during 2017. The $32.7 billion increase in AUM for 2017 resulted from market appreciation of $23.8 billion and net inflows of $8.9 billion.
During 2018, our Private Wealth Management channel average AUM of $94.3 billion increased $7.6 billion, or 8.8%, compared to 2017; however, Private Wealth Management AUM decreased $3.0 billion, or 3.2%, to $89.3 billion over the last twelve months. The $3.0 billion decrease in AUM resulted from market depreciation of $4.5 billion (with $6.8 million of the deprecation occurring in the fourth quarter of 2018), offset by net inflows of $1.9 billion. During 2017, our Private Wealth Management channel average AUM of $86.7 billion increased $7.8 billion, or 9.8%, compared to 2016, primarily due to our Private Wealth Management AUM increasing $11.6 billion, or 14.2%, to $92.3 billion during 2017. The $11.6 billion increase in AUM for 2017 resulted from market appreciation of $10.9 billion and net inflows of $0.7 billion.

Absolute investment composite returns, gross of fees, and relative performance as of December 31, 2018 compared to benchmarks for certain representative Institutional equity and fixed income services are as follows:

	1-Year	3-Year	5-Year

Global High Income - Hedged (fixed income)
Absolute return	(4.0)%	6.8%	4.0%
Relative return (vs. Bloomberg Barclays Global High Yield Index - Hedged)	(1.3)	(0.0)	(0.4)
U.S. High Yield (fixed income)
Absolute return	(2.8)	6.5	3.7
Relative return (vs. Bloomberg Barclays U.S. Corp. High Yield Index)	(0.7)	(0.8)	(0.1)
Global Plus - Hedged (fixed income)
Absolute return	1.4	3.7	4.0
Relative return (vs. Bloomberg Barclays Global Aggregate Index - Hedged)	(0.4)	0.7	0.5
Intermediate Municipal Bonds (fixed income)
Absolute return	1.4	1.8	2.5
Relative return (vs. Lipper Short/Int. Blended Muni Fund Avg)	0.4	0.5	0.7
U.S. Strategic Core Plus (fixed income)
Absolute return	0.2	3.1	3.4
Relative return (vs. Bloomberg Barclays U.S. Aggregate Index)	0.2	1.0	0.9
Emerging Market Debt (fixed income)
Absolute return	(6.1)	5.9	4.1
Relative return (vs. JPM EMBI Global/JPM EMBI)	(1.5)	1.1	(0.0)
Emerging Markets Value
Absolute return	(17.8)	7.2	1.0
Relative return (vs. MSCI EM Index)	(3.2)	(2.0)	(0.7)

	1-Year	3-Year	5-Year
Global Strategic Value
Absolute return	(18.5)	3.0	2.5
Relative return (vs. MSCI ACWI Index)	(9.1)	(3.6)	(1.8)
U.S. Small & Mid Cap Value
Absolute return	(14.3)	7.2	5.2
Relative return (vs. Russell 2500 Value Index)	(2.0)	0.6	1.1
U.S. Strategic Value
Absolute return	(13.8)	3.5	3.1
Relative return (vs. Russell 1000 Value Index)	(5.5)	(3.5)	(2.8)
U.S. Small Cap Growth
Absolute return	0.1	13.6	7.8
Relative return (vs. Russell 2000 Growth Index)	9.4	6.4	2.7
U.S. Large Cap Growth
Absolute return	2.8	12.3	12.8
Relative return (vs. Russell 1000 Growth Index)	4.3	1.2	2.4
U.S. Small & Mid Cap Growth
Absolute return	(3.6)	10.8	7.2
Relative return (vs. Russell 2500 Growth Index)	3.9	2.7	1.0
Concentrated U.S. Growth
Absolute return	2.2	10.8	9.7
Relative return (vs. S&P 500 Index)	6.6	1.6	1.2
Select U.S. Equity
Absolute return	(4.1)	9.3	8.8
Relative return (vs. S&P 500 Index)	0.3	(0.0)	0.3
Strategic Equities
Absolute return	(4.2)	8.3	8.3
Relative return (vs. Russell 3000 Index)	1.1	(0.7)	0.4
Global Core Equity
Absolute return	(4.4)	9.6	5.7
Relative return (vs. MSCI ACWI Index)	5.1	3.0	1.4

Consolidated Results of Operations

	Years Ended December 31,			% Change
	2018	2017	2016	2018-17	2017-16
	(in thousands, except per unit amounts)
Net revenues	$3,367,361	$3,298,521	$3,028,779	2.1%	8.9%
Expenses	2,542,047	2,524,611	2,305,614	0.7	9.5
Operating income	825,314	773,910	723,165	6.6	7.0
Income taxes	45,816	53,110	28,319	(13.7)	87.5
Net income	779,498	720,800	694,846	8.1	3.7
Net income of consolidated entities attributable to non-controlling interests	21,910	58,397	21,488	(62.5)	171.8
Net income attributable to AB Unitholders	$757,588	$662,403	$673,358	14.4	(1.6)
Diluted net income per AB Unit	$2.78	$2.45	$2.47	13.5	(0.8)
Distributions per AB Unit	$2.96	$2.57	$2.15	15.2	19.5
Operating margin(1)	23.9%	21.7%	23.2%

(1)	Operating income excluding net income (loss) attributable to non-controlling interests as a percentage of net revenues.

Net income attributable to AB Unitholders for the year ended December 31, 2018 increased $95.2 million from the year ended December 31, 2017. The increase primarily is due to (in millions):

Higher base advisory fees	$137.5
Lower general and administrative expenses (including real estate charges)	62.0
Lower net income of consolidated entities attributable to non-controlling interest	36.5
Higher performance-based fees	23.4
Lower income tax expenses	7.3
Higher distribution revenues	6.5
Changes in contingent payment arrangements	2.5
Lower investment gains	(89.4)
Higher employee compensation and benefits	(65.3)
Higher promotion and servicing expenses	(14.5)
Lower Bernstein Research Services revenue	(10.5)
Other	(0.8)
$95.2

Net income attributable to AB Unitholders for the year ended December 31, 2017 decreased $11.0 million from the year ended December 31, 2016. The decrease primarily was due to (in millions):

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

On January 1, 2018, we recorded a cumulative effect adjustment, net of tax, of $35.0 million to partners’ capital in the condensed consolidated statement of financial condition. This amount represents carried interest distributions of $77.9 million previously received, net of revenue sharing payments to investment team members of $42.7 million, with respect to which it is probable that significant reversal will not occur. These amounts were included in adjusted net revenues and adjusted operating income in the first quarter of 2018. During 2018, we recognized $12.9 million of performance-based fees from a fund in liquidation that was not probable of significant reversal, that under the previous revenue accounting standard would not be recognized until final liquidation.

Real Estate Charges

Since 2010, we have sub-leased over one million square feet of office space.

During 2016, we recorded pre-tax real estate charges of $17.7 million, resulting from new charges of $22.8 million relating to the further consolidation of office space at our New York offices, offset by changes in estimates related to previously recorded real estate charges of $5.1 million, which reflected the shortening of the lease term of our New York City location from 2029 to 2024.
During 2017, we recorded pre-tax real estate charges of $36.7 million, resulting from new charges of $40.2 million primarily relating to the further consolidation of office space at our New York offices, offset by changes in estimates pertaining to previously recorded real estate charges of $3.5 million.
During the 2018, we recorded pre-tax real estate charges of $7.2 million, resulting from changes in estimates pertaining to previously recorded real estate charges.

Units Outstanding
Each quarter, we consider whether to implement a plan to repurchase AB Holding Units pursuant to Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended (“Exchange Act”). A plan of this type allows a company to repurchase its shares at times when it otherwise might be prevented from doing so because of self-imposed trading blackout periods or because it possesses material non-public information. Each broker we select has the authority under the terms and limitations specified in the plan to repurchase AB Holding Units on our behalf in accordance with the terms of the plan. Repurchases are subject to regulations promulgated by the SEC as well as certain price, market volume and timing constraints specified in the plan. The plan adopted during the fourth quarter of 2018 expired at the close of business on February 12, 2019. We may adopt additional plans in the future to engage in open-market purchases of AB Holding Units to help fund anticipated obligations under our incentive compensation award program and for other corporate purposes.
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

	Years Ended December 31,
	2018	2017	2016
	(in thousands)
Net revenues, US GAAP basis	$3,367,361	$3,298,521	$3,028,779
Adjustments:
Impact of adoption of revenue recognition standard ASC 606	77,844	—	—
Distribution-related payments	(427,186)	(411,467)	(363,603)
Amortization of deferred sales commissions	(21,343)	(31,886)	(41,066)
Pass-through fees and expenses	(40,219)	(40,531)	(43,808)
Impact of consolidated company-sponsored funds	(38,142)	(87,255)	(24,889)
Loss (gain) on sale of software technology	3,733	(4,592)	—
Long-term incentive compensation-related investment losses (gains) and dividends and interest	3,509	(9,891)	(2,822)
Gain on sale of investment carried at cost	—	—	(75,273)
Other	47	—	—
Adjusted net revenues	$2,925,604	$2,712,899	$2,477,318

Operating income, US GAAP basis	$825,314	$773,910	$723,165
Adjustments:
Impact of adoption of revenue recognition standard ASC 606	35,156	—	—
Real estate charges	7,160	36,669	17,704
Acquisition-related expenses	1,924	2,012	1,057
Loss (gain) on sale of software technology	3,733	(4,592)	—
Long-term incentive compensation-related items	3,064	709	720
Gain on sale of investment carried at cost	—	—	(75,273)
Contingent payment arrangements	(2,429)	(193)	(21,483)
Other	47	—	—
Sub-total of non-GAAP adjustments	48,655	34,605	(77,275)
Less: Net income of consolidated entities attributable to non-controlling interests	21,910	58,397	21,488
Adjusted operating income	852,059	750,118	624,402
Adjusted income taxes	47,289	56,709	44,559
Adjusted net income	$804,770	$693,409	$579,843

Diluted net income per AB Unit, GAAP basis	2.78	2.45	2.47
Impact of non-GAAP adjustments	0.18	0.12	(0.34)
Adjusted diluted net income per AB Unit	$2.96	$2.57	$2.13

Adjusted operating margin	29.1%	27.7%	25.2%
Adjusted operating income for the year ended December 31, 2018 increased $101.9 million, or 13.6%, from the year ended December 31, 2017, primarily due to higher investment advisory base fees of $139.3 million, higher performance-based fees of $90.7 million and lower general and administrative expenses of $19.1 million, offset by higher employee compensation expenses (excluding the impact of long-term incentive compensation-related items) of $119.6 million, lower Bernstein Research Services revenue of $10.5 million, lower investments gains and losses revenue of $9.5 million and higher promotion and servicing expenses of $8.6 million. Adjusted operating income for the year ended December 31, 2017 increased $125.7 million, or 20.1%, from the year ended December 31, 2016, primarily due to higher investment advisory base fees of $207.9 million and higher performance-based fees of $72.4 million, offset by higher employee compensation expenses (excluding the impact of long-term incentive compensation-related items) of $76.7 million, higher general and administrative expenses of $32.2 million, lower Bernstein Research Services revenue of $30.0 million and higher net distribution expenses of $12.0 million.

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
During 2017, we excluded a realized gain of $4.6 million on the exchange of software technology for an ownership stake in a third party provider of financial market data and trading tools. During 2018, we decreased our valuation of this investment by $3.7 million.
In 2016, we excluded a realized gain of $75.3 million resulting from the liquidation of an investment in Jasper Wireless Technologies, Inc. ("Jasper"), which was acquired by Cisco Systems, Inc., because these transactions are not part of our core operating results.
Adjusted Operating Income
Adjusted operating income represents operating income on a US GAAP basis excluding (1) real estate charges (credits), (2) acquisition-related expenses, (3) the impact on net revenues and compensation expense of the investment gains and losses (as well as the dividends and interest) associated with employee long-term incentive compensation-related investments, (4) the impact of consolidated company-sponsored investment funds, (5) loss (gain) on software technology investment, (6) adjustments to contingent payment arrangements, and (7) the impact of revenues and expenses associated with the implementation of ASC 606 discussed above.
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

Gains and losses on the software technology investment have been excluded due to their non-recurring nature and because they are not part of our core operating results.
The recording of changes in estimates of contingent consideration payable with respect to contingent payment arrangements associated with our acquisitions are not considered part of our core operating results and, accordingly, have been excluded.
A realized gain on the liquidation of our Jasper investment during 2016 was excluded due to its non-recurring nature and because it was not part of our core operating results.
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

Net Revenues
The adoption of ASC 606 had no significant impact on revenue recognition during 2018, except for the recognition of $12.9 million of performance-based fees during 2018 from a fund in liquidation, which recognition was not probable of significant reversal. Under the previous revenue accounting standard, this performance-based fee would not have been recognized until final liquidation of the fund.
The components of net revenues are as follows:

	Years Ended December 31,			% Change
	2018	2017	2016	2018-17	2017-16
	(in thousands)
Investment advisory and services fees:
Institutions:
Base fees	$444,884	$430,446	$403,503	3.4%	6.7%
Performance-based fees	32,898	45,159	17,394	(27.2)	159.6
	477,782	475,605	420,897	0.5	13.0
Retail:
Base fees	992,037	922,510	805,621	7.5	14.5
Performance-based fees	18,278	24,216	3,333	(24.5)	626.6
	1,010,315	946,726	808,954	6.7	17.0
Private Wealth Management:
Base fees	807,147	753,569	691,595	7.1	9.0
Performance-based fees	66,967	25,405	12,025	163.6	111.3
	874,114	778,974	703,620	12.2	10.7
Total:
Base fees	2,244,068	2,106,525	1,900,719	6.5	10.8
Performance-based fees	118,143	94,780	32,752	24.6	189.4
	2,362,211	2,201,305	1,933,471	7.3	13.9
Bernstein Research Services	439,432	449,919	479,875	(2.3)	(6.2)
Distribution revenues	418,562	412,063	384,405	1.6	7.2
Dividend and interest income	98,226	71,162	46,939	38.0	51.6
Investment gains	2,653	92,102	93,353	(97.1)	(1.3)
Other revenues	98,676	97,135	99,859	1.6	(2.7)
Total revenues	3,419,760	3,323,686	3,037,902	2.9	9.4
Less: Interest expense	52,399	25,165	9,123	108.2	175.8
Net revenues	$3,367,361	$3,298,521	$3,028,779	2.1	8.9
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
We sometimes charge our clients performance-based fees. In these situations, we charge a base advisory fee and are eligible to earn an additional performance-based fee or incentive allocation that is calculated as either a percentage of absolute investment results or a percentage of investment results in excess of a stated benchmark over a specified period of time. Some performance-based fees include a high-watermark provision, which generally provides that if a client account underperforms relative to its performance target (whether absolute or relative to a specified benchmark), it must gain back such underperformance before we can collect future performance-based fees. Therefore, if we fail to achieve our performance target for a particular period, we will not earn a performance-based fee for that period and, for accounts with a high-watermark provision, our ability to earn future performance-based fees will be impaired. We are eligible to earn performance-based fees on 7.3%, 7.8% and 0.9% of the assets we manage for institutional clients, private wealth clients and retail clients, respectively (in total, 5.1% of our AUM).
Our investment advisory and services fees increased by $160.9 million, or 7.3%, in 2018, primarily due to a $137.5 million, or 6.5%, increase in base fees, which primarily resulted from a 5.1% increase in average AUM and the impact of a shift in distribution channel mix from Institutions to Retail and Private Wealth Management. Also, performance-based fees increased by $23.4 million. Our investment advisory and services fees increased by $267.8 million, or 13.9%, in 2017, primarily due to a $205.8 million, or 10.8%, increase in base fees, which primarily resulted from a 7.9% increase in average AUM and the impact of a shift in distribution channel mix from Institutions to Retail and Private Wealth Management. Also, performance-based fees increased $62.0 million from the prior year.

Institutional investment advisory and services fees increased $2.2 million, or 0.5%, in 2018, primarily due to an increase in base fees of $14.4 million, or 3.4%, primarily resulting from a 1.7% increase in average AUM and the impact of higher fees from alternatives and a shift in product mix to active equities, which generally have higher fees. The increase was partially offset by a decrease in performance-based fees of $12.3 million. Institutional investment advisory and services fees increased $54.7 million, or 13.0%, in 2017, primarily due to an increase in base fees of $26.9 million, or 6.7%, primarily resulting from a 4.3% increase in average AUM and the impact of a shift in product mix to active equities, which generally have higher fees. In addition, performance-based fees increased by $27.8 million.
Retail investment advisory and services fees increased $63.6 million, or 6.7%, in 2018, primarily due to an increase in base fees of $69.5 million, or 7.5%, primarily resulting from an 8.1% increase in average AUM. The increase was partially offset by a decrease in performance-based fees of $5.9 million. Retail investment advisory and services fees increased $137.8 million, or 17.0%, in 2017, primarily due to an increase in base fees of $116.9 million, or 14.5%, primarily resulting from a 12.6% increase in average AUM and higher fee rate realization. In addition, performance-based fees increased by $20.9 million.

Private Wealth Management investment advisory and services fees increased by $95.1 million, or 12.2%, in 2018, due to an increase in base fees of $53.6 million, or 7.1%, primarily resulting from an 8.8% increase in average AUM. In addition, performance-based fees increased $41.6 million. Private Wealth Management investment advisory and services fees increased $75.4 million, or 10.7%, in 2017, due to an increase in base fees of $62.0 million, or 9.0%, resulting from a 9.8% increase in average AUM and a $13.4 million increase in performance-based fees.
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
Revenues from Bernstein Research Services decreased $10.5 million, or 2.3%, in 2018. The decrease was driven by a reduction in commission rates due to the unbundling of research services and a volume mix shift to lower fee electronic trading across all regions, partially offset by a weaker U.S. dollar.

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
Distribution revenues increased $6.5 million, or 1.6%, in 2018, primarily due to the corresponding average AUM of these mutual funds increasing 4.5%, offset by the impact of a shift in product mix. During 2018, average AUM for Japan and Taiwan domiciled funds increased 35.1%, while average AUM of B-share and C-share mutual funds (which have higher distribution rates than A-share mutual funds, as well as other funds not domiciled in the U.S. or Luxembourg) decreased 22.5%.
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
Dividend and Interest Income and Interest Expense
Dividend and interest income consists primarily of investment income and interest earned on customer margin balances and U.S. Treasury Bills as well as dividend and interest income in our consolidated company-sponsored investment funds. Interest expense principally reflects interest accrued on cash balances in customers’ brokerage accounts. Dividend and interest income, net of interest expense, decreased $0.2 million, or 0.4%, in 2018. Dividend and interest income, net of interest expense, increased $8.2 million, or 21.6%, in 2017, primarily due to higher dividend and interest income in our consolidated company-sponsored investment funds.
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

Investment gains (losses) are as follows:

	Years Ended December 31,
	2018	2017	2016
	(in thousands)
Long-term incentive compensation-related investments
Realized gains	$2,512	$2,214	$1,463
Unrealized (losses) gains	(8,032)	5,723	(288)

Investments held by consolidated company-sponsored investment funds
Realized (losses) gains	(1,134)	59,669	(8,482)
Unrealized gains	14,217	36,340	28,437

Seed capital and other investments
Realized gains (losses)
Seed capital and other	(943)	24,822	67,778
Derivatives	7,001	(22,395)	(15,207)
Unrealized gains (losses)
Seed capital and other	(15,003)	(9,713)	24,976
Derivatives	5,384	(1,478)	(311)

Brokerage-related investments
Realized losses	(1,410)	(2,796)	(5,057)
Unrealized gains (losses)	61	(284)	44
	$2,653	$92,102	$93,353
Other Revenues
Other revenues consist of fees earned for transfer agency services provided to company-sponsored mutual funds, fees earned for administration and recordkeeping services provided to company-sponsored mutual funds and the general accounts of AXA, EQH and their respective subsidiaries, and other miscellaneous revenues. Other revenues increased $1.5 million, or 1.6%, in 2018, primarily due to higher shareholder servicing fees and higher mutual fund reimbursements. Other revenues decreased $2.7 million, or 2.7%, in 2017, primarily due to lower shareholder servicing fees, partly offset by higher mutual fund reimbursements.

Expenses
The components of expenses are as follows:

	Years Ended December 31,			% Change
	2018	2017	2016	2018-17	2017-16
	(in thousands)
Employee compensation and benefits	$1,378,811	$1,313,469	$1,229,721	5.0%	6.8%
Promotion and servicing:
Distribution-related payments	427,186	411,467	363,603	3.8	13.2
Amortization of deferred sales commissions	21,343	31,886	41,066	(33.1)	(22.4)
Trade execution, marketing, T&E and other	222,630	213,275	216,542	4.4	(1.5)
	671,159	656,628	621,211	2.2	5.7
General and administrative:
General and administrative	448,996	481,488	426,147	(6.7)	13.0
Real estate charges	7,160	36,669	17,704	(80.5)	107.1
	456,156	518,157	443,851	(12.0)	16.7
Contingent payment arrangements	(2,219)	267	(20,245)	(931.1)	n/m
Interest	10,359	8,194	4,765	26.4	72.0
Amortization of intangible assets	27,781	27,896	26,311	(0.4)	6.0
Total	$2,542,047	$2,524,611	$2,305,614	0.7	9.5
Employee Compensation and Benefits
Employee compensation and benefits consist of base compensation (including salaries and severance), annual short-term incentive compensation awards (cash bonuses), annual long-term incentive compensation awards, commissions, fringe benefits and other employment costs (including recruitment, training, temporary help and meals).
Compensation expense as a percentage of net revenues was 40.9%, 39.8% and 40.6% for the years ended December 31, 2018, 2017 and 2016, respectively. Compensation expense generally is determined on a discretionary basis and is primarily a function of our firm’s current-year financial performance. The amounts of incentive compensation we award are designed to motivate, reward and retain top talent while aligning our executives' interests with the interests of our Unitholders. Senior management, with the approval of the Compensation Committee of the Board of Directors of AllianceBernstein Corporation (“Compensation Committee”), periodically confirms that the appropriate metric to consider in determining the amount of incentive compensation is the ratio of adjusted employee compensation and benefits expense to adjusted net revenues. Adjusted net revenues used in the adjusted compensation ratio are the same as the adjusted net revenues presented as a non-GAAP measure (discussed earlier in this Item 7). Adjusted employee compensation and benefits expense is total employee compensation and benefits expense minus other employment costs such as recruitment, training, temporary help and meals (which were 1.1% of adjusted net revenues for 2018, 2017 and 2016), and excludes the impact of mark-to-market vesting expense, as well as dividends and interest expense, associated with employee long-term incentive compensation-related investments. Senior management, with the approval of the Compensation Committee, has established as an objective that adjusted employee compensation and benefits expense generally should not exceed 50% of our adjusted net revenues, except in unexpected or unusual circumstances. Our ratios of adjusted compensation expense as a percentage of adjusted net revenues were 47.5%, 47.1% and 48.5%, respectively, for the years ended December 31, 2018, 2017 and 2016.
In 2018, employee compensation and benefits expense increased $65.3 million, or 5.0%, primarily due to higher incentive compensation of $19.3 million, higher commissions of $19.0 million, higher base compensation of $14.7 million, which primarily resulted from higher salaries, and higher fringes of $7.4 million. In 2017, employee compensation and benefits expense increased $83.7 million, or 6.8%, primarily due to higher incentive compensation of $68.4 million, higher base compensation of $5.4 million, which primarily resulted from higher severance, higher commissions of $4.8 million and higher fringes of $4.1 million.

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
Promotion and servicing expenses increased $14.5 million, or 2.2%, in 2018. The increase primarily was due to higher distribution-related payments of $15.7 million, higher marketing expenses of $4.5 million and higher trade execution and clearance expenses of $4.5 million, offset by lower amortization of deferred sales commissions of $10.5 million. Promotion and servicing expenses increased $35.4 million, or 5.7%, in 2017. The increase primarily was due to higher distribution-related payments of $47.9 million, offset by lower amortization of deferred sales commissions of $9.2 million and lower travel and entertainment costs of $2.6 million.
General and Administrative
General and administrative expenses include portfolio services expenses, technology expenses, professional fees and office-related expenses (occupancy, communications and similar expenses). General and administrative expenses as a percentage of net revenues were 13.5% (13.3% excluding real estate charges), 15.7% (14.6% excluding real estate charges) and 14.7% (14.1% excluding real estate charges) for the years ended December 31, 2018, 2017 and 2016, respectively. General and administrative expenses decreased $62.0 million, or 12.0%, during 2018, primarily due to lower real estate charges of $29.5 million, the lack of a $19.7 million vendor termination fee we recorded in 2017, lower rent expense of $5.0 million, lower exchange rate losses of $2.8 million and lower errors of $2.7 million. General and administrative expenses increased $74.3 million, or 16.7%, during 2017, primarily due to higher expenses related to our consolidated company-sponsored investment funds of $25.5 million, a vendor termination accrual of $19.7 million, higher real estate charges of $19.0 million and higher professional fees of $6.5 million.
Contingent Payment Arrangements
Contingent payment arrangements reflect changes in estimates of contingent payment liabilities associated with acquisitions in previous periods, as well as accretion expense of these liabilities. The credit of $2.2 million for 2018 reflects the change in estimate of the contingent consideration payable relating to our 2010 acquisition of $2.4 million, offset by accretion expenses of $0.2 million. The expense of $0.3 million for 2017 reflects accretion expenses of $0.5 million, offset by a change in estimate of the contingent consideration payable relating to our 2010 acquisition of $0.2 million. The credit to operating expenses of $20.2 million in 2016 reflects changes in estimates of contingent consideration payable of $21.5 million relating to our 2013 and 2010 acquisitions, offset by the accretion expense of $1.3 million.
Interest
Interest expense increased 26.4% and 72.0% in 2018 and 2017, respectively, reflecting higher weighted average interest rates on commercial paper borrowings. Average daily borrowings of commercial paper during 2018, 2017 and 2016 were $350.3 million, $482.2 million and $422.9 million, respectively, with weighted average interest rates of 2.0%, 1.2% and 0.6%, respectively.
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
Income tax expense decreased $7.3 million, or 13.7%, in 2018 compared to 2017. This decrease is due to a lower effective tax rate in 2018 of 5.6% compared to 6.9% in 2017 and higher pre-tax income. The decrease in our effective tax rate was driven by the impact of tax reform in the prior year, offset by one-time discrete items.
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
Net Income (Loss) of Consolidated Entities Attributable to Non-Controlling Interests
Net income (loss) of consolidated entities attributable to non-controlling interests primarily consists of limited partner interests owned by other investors in our consolidated company-sponsored investment funds. In 2018, 2017, and 2016, we had $21.9 million, $58.4 million and $21.5 million, respectively, of net gains of consolidated entities attributable to non-controlling interests, primarily due to gains on investments held by our consolidated company-sponsored investment funds. Fluctuations period-to-period are driven by the number of consolidated company-sponsored investment funds and their respective market performance.
Capital Resources and Liquidity
During 2018, net cash provided by operating activities was $1.3 billion, compared to $645.5 million during 2017. The change primarily was due to an increase in broker-dealer payables (net of receivable and segregated U.S. Treasury Bills activity) of $618.8 million, a decrease in net activity of our consolidated company-sponsored investment funds of $467.3 million and higher cash provided by net income of $75.5 million, offset by higher net purchases of broker-dealer investments of $294.7 million and an increase in broker dealer deposits with clearing organizations of $150.5 million. During 2017, net cash provided by operating activities was $645.5 million, compared to $1.5 billion during 2016. The change primarily was due to a decrease in net activity of our consolidated company-sponsored investment funds of $466.5 million, a decrease in broker-dealer payables (net of receivable and segregated U.S. Treasury Bills activity) of $376.3 million and lower net redemptions of seed capital and higher net purchases of broker-dealer investments of $187.5 million, offset by an increase in cash provided by net income of $86.5 million.
During 2018, net cash used in investing activities was $32.8 million, compared to $39.3 million during 2017. The change primarily reflects lower purchases of furniture, equipment and leasehold improvements of $6.6 million. During 2017, net cash used in investing activities was $39.3 million, compared to $59.4 million during 2016. The change primarily reflects the $20.5 million spent in 2016 to purchase a business.
During 2018, net cash used in financing activities was $1.6 billion, compared to $623.9 million during 2017. The change reflects the net redemptions of non-controlling interests of consolidated company-sponsored investment funds in 2018 as compared to net purchases of consolidated company-sponsored investment funds in 2017 (impact of $635.3 million), higher distributions to the General Partner and Unitholders of $214.1 million and net repayments of bank loans in 2018 as compared to net proceeds from bank loans in 2017 (impact of $125.0 million). During 2017, net cash used in financing activities was $623.9 million, compared to $1.1 billion during 2016. The change reflects the net purchases of non-controlling interests of consolidated company-sponsored investment funds in 2017 as compared to net redemptions of consolidated company-sponsored investment funds in 2016 (impact of $296.0 million), a net increase in overdrafts payable of $147.9 million, proceeds from bank loans of $75.0 million and lower net repayments of commercial paper of $43.5 million, offset by higher distributions to the General Partner and Unitholders of $106.6 million.
As of December 31, 2018, AB had $640.2 million of cash and cash equivalents (excluding cash and cash equivalents of consolidated company-sponsored investment funds), all of which is available for liquidity, consisting primarily of cash on deposit for our broker-dealers to comply with various customer clearing activities, and cash held by foreign subsidiaries of $418.0 million.
Debt and Credit Facilities
As of December 31, 2018 and 2017, AB had $523.2 million and $491.8 million, respectively, in commercial paper outstanding with weighted average interest rates of approximately 2.7% and 1.6%, respectively. Debt included in the statement of financial condition is presented net of issuance costs of $1.9 million and $1.1 million as of December 31, 2018 and 2017, respectively. The commercial paper is short term in nature, and as such, recorded value is estimated to approximate fair value (and considered a Level 2 security in the fair value hierarchy). Average daily borrowings of commercial paper during 2018 and 2017 were $350.3 million and $482.2 million, respectively, with weighted average interest rates of approximately 2.0% and 1.2%, respectively.
On September 27, 2018, AB amended and restated the existing $1.0 billion committed, unsecured senior revolving credit facility (the "Credit Facility") with a group of commercial banks and other lenders, reducing the principal amount to $800.0 million and extending the maturity to September 27, 2023. The Credit Facility provides for possible increases in the principal amount by up to an aggregate incremental amount of $200.0 million; any such increase is subject to the consent of the affected lenders. The Credit Facility is available for AB and Sanford C. Bernstein & Co., LLC ("SCB LLC") business purposes, including the support of AB’s commercial paper program. Both AB and SCB LLC can draw directly under the Credit Facility and management may draw on the Credit Facility from time to time. AB has agreed to guarantee the obligations of SCB LLC under the Credit Facility.
The Credit Facility contains affirmative, negative and financial covenants, which are customary for facilities of this type, including restrictions on dispositions of assets, restrictions on liens, a minimum interest coverage ratio and a maximum leverage ratio. As of December 31, 2018, we were in compliance with these covenants. The Credit Facility also includes customary events of default (with customary grace periods, as applicable), including provisions under which, upon the occurrence of an event of default, all outstanding loans may be accelerated and/or lender’s commitments may be terminated. Also, under such provisions, upon the occurrence of certain insolvency- or bankruptcy-related events of default, all amounts payable under the Credit Facility would automatically become immediately due and payable, and the lender’s commitments automatically would terminate.

Amounts under the Credit Facility may be borrowed, repaid and re-borrowed by us from time to time until the maturity of the facility. Voluntary prepayments and commitment reductions requested by us are permitted at any time without a fee (other than customary breakage costs relating to the prepayment of any drawn loans) upon proper notice and subject to a minimum dollar requirement. Borrowings under the Credit Facility bear interest at a rate per annum, which will be, at our option, a rate equal to an applicable margin, which is subject to adjustment based on the credit ratings of AB, plus one of the following indices: London Interbank Offered Rate; a floating base rate; or the Federal Funds rate.
As of December 31, 2018 and 2017, we had no amounts outstanding under the Credit Facility. During 2018 and 2017, we did not draw upon the Credit Facility.
On November 16, 2018, AB amended and restated its existing $200.0 million committed, unsecured senior revolving credit facility (the "Revolver") with a leading international bank, extending the maturity date of the Revolver from November 28, 2018 to November 16, 2021. There were no other material changes included in the amendment. The Revolver is available for AB's and SCB LLC's business purposes, including the provision of additional liquidity to meet funding requirements primarily related to SCB LLC's operations. Both AB and SCB LLC can draw directly under the Revolver and management expects to draw on the Revolver from time to time. AB has agreed to guarantee the obligations of SCB LLC under the Revolver. The Revolver contains affirmative, negative and financial covenants which are identical to those of the Credit Facility. As of December 31, 2018 and December 31, 2017, we had $25.0 million and $75.0 million outstanding under the Revolver, respectively, with interest rates of 3.4% and 2.4%, respectively. Average daily borrowings for 2018 and 2017 were $19.4 million and $21.4 million, respectively, with weighted average interest rates of 2.8% and 2.0%, respectively.

In addition, SCB LLC currently has three uncommitted lines of credit with three financial institutions. Two of these lines of credit permit us to borrow up to an aggregate of approximately $175.0 million, with AB named as an additional borrower, while the other line has no stated limit. As of December 31, 2018 and 2017, SCB LLC had no bank loans outstanding. Average daily borrowings of bank loans during 2018 and 2017 were $2.7 million and $4.5 million, respectively, with weighted average interest rates of approximately 1.6% and 1.4%, respectively.
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
AB maintains a guarantee with a commercial bank, under which we guarantee the obligations in the ordinary course of business of each of SCB LLC, our U.K.-based broker-dealer and our Cayman subsidiary. We also maintain four additional guarantees with other commercial banks under which we guarantee approximately $366 million of obligations for our U.K.-based broker-dealer and $99 million of obligations for our India-based broker-dealer. In the event that any of these four entities is unable to meet its obligations, AB will pay the obligations when due or on demand.
We also have two smaller guarantees with a commercial bank totaling approximately $1.5 million, under which we guarantee certain obligations in the ordinary course of business of one of our foreign subsidiaries.
We have not been required to perform under any of the above agreements and currently have no liability in connection with these agreements.

Aggregate Contractual Obligations
Our contractual obligations as of December 31, 2018 are as follows:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in millions)
Commercial paper	$523.2	$523.2	$—	$—	$—
Line of Credit	25.0	25.0	—	—	—
Operating leases, net of sublease commitments	578.8	84.3	158.4	136.0	200.1
Funding commitments	15.3	6.9	1.8	1.2	5.4
Accrued compensation and benefits	255.6	171.1	49.5	15.0	20.0
Unrecognized tax benefits(1)	3.9	—	1.1	—	2.8
Federal transition tax (1)	21.8	1.9	3.8	5.4	10.7
Total	$1,423.6	$812.4	$214.6	$157.6	$239.0

(1) See Note 21 to our consolidated financial statements in Item 8 for discussion of unrecognized tax benefits and federal transition tax.
During 2010, as general partner of AllianceBernstein U.S. Real Estate L.P. (“Real Estate Fund”), we committed to invest $25 million in the Real Estate Fund. As of December 31, 2018, we had funded $22.4 million of this commitment. During 2014, as general partner of AllianceBernstein U.S. Real Estate II L.P. (“Real Estate Fund II”), we committed to invest $28.0 million, as amended in 2015, in the Real Estate Fund II. As of December 31, 2018, we had funded $15.3 million of this commitment.
Accrued compensation and benefits amounts in the table above exclude our accrued pension obligation. Offsetting our accrued compensation obligations are long-term incentive compensation-related investments and money market investments we funded totaling $57.7 million, which are included in our consolidated statement of financial condition. Any amounts reflected on the consolidated statement of financial condition as payables (to broker-dealers, brokerage clients and company-sponsored mutual funds) and accounts payable and accrued expenses (excluding the tax obligations above) are excluded from the table above.
We expect to make contributions to our qualified profit sharing plan of approximately $14 million in each of the next four years. We currently estimate that we will contribute $4 million to the Retirement Plan during 2019.
Contingencies
See Note 14 to our consolidated financial statements in Item 8 for a discussion of our commitments and contingencies.
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
Goodwill
As of December 31, 2018, we had goodwill of $3.1 billion on the consolidated statement of financial condition. We have determined that AB has only one reporting segment and reporting unit. We test our goodwill annually, as of September 30, for impairment. As of September 30, 2018, the impairment test indicated that goodwill was not impaired. The carrying value of goodwill is also reviewed if facts and circumstances occur that suggest possible impairment, such as significant declines in AUM, revenues, earnings or the price of an AB Holding Unit.

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
Loss Contingencies
Management continuously reviews with legal counsel the status of regulatory matters and pending or threatened litigation. We evaluate the likelihood that a loss contingency exists and record a loss contingency if it is both probable and reasonably estimable as of the date of the financial statements. See Note 14 to our consolidated financial statements in Item 8.
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

•
Our Relocation Strategy: While the expenses, expense savings and EPU impact we expect will result from our Relocation Strategy are presented with numerical specificity, and we believe these figures to be reasonable as of the date of this report, the uncertainties surrounding the assumptions on which our estimates are based create a significant risk that our current estimates may not be realized. These assumptions include:

•	the amount and timing of employee relocation costs, severance, and overlapping compensation and occupancy costs we experience; and

•	the timing for execution of each phase of our relocation implementation plan.

•
Our 2020 Margin Target: We previously adopted a goal of increasing our adjusted operating margin to a target of 30% by 2020, subject to the assumptions, factors and contingencies described as part of the initial disclosure of this target. Our adjusted operating margin for 2018 was 29.1%.

Significant declines in the equity and fixed income markets during the fourth quarter of 2018, most notably in December 2018, reduced our AUM by $34.0 billion, or 6.2%, during the fourth quarter to $516.4 billion from $550.4 billion at the end of the third quarter of 2018. Given the impact we expect this lower AUM will have on our ability to generate the level of investment advisory fee revenues we initially forecast when establishing the 2020 Margin Target, presently we do not believe that achieving the 2020 Margin Target is likely. However, we are taking additional actions to better align our expenses with these lower AUM and expected revenues. We remain committed to achieving an adjusted operating margin of 30% in years subsequent to 2020 and will take continued actions in this regard, subject to prevailing market conditions and the evolution of our business mix.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk
Market Risk, Risk Management and Derivative Financial Instruments
Our investments consist of trading and other investments. Trading investments include U.S. Treasury Bills, mutual funds, exchange-traded options and various separately-managed portfolios consisting of equity securities. Trading investments are purchased for short-term investment, principally to fund liabilities related to long-term incentive compensation plans and to seed new investment services. Other investments include investments in hedge funds we sponsor and other private equity investment vehicles.
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
Trading and Non-Trading Market Risk Sensitive Instruments
Investments with Interest Rate Risk—Fair Value
The table below provides our potential exposure with respect to our fixed income investments, measured in terms of fair value, to an immediate 100 basis point increase in interest rates at all maturities from the levels prevailing as of December 31, 2018 and 2017. Such a fluctuation in interest rates is a hypothetical rate scenario used to calibrate potential risk and does not represent our view of future market movements. While these fair value measurements provide a representation of interest rate sensitivity of our investments in fixed income mutual funds and fixed income hedge funds, they are based on our exposures at a particular point in time and may not be representative of future market results. These exposures will change as a result of ongoing changes in investments in response to our assessment of changing market conditions and available investment opportunities:

	As of December 31,
	2018		2017
	Fair Value	Effect of +100 Basis Point Change	Fair Value	Effect of +100 Basis Point Change
	(in thousands)
Fixed Income Investments:
Trading	$435,020	$(28,668)	$137,002	$(8,987)
Investments with Equity Price Risk—Fair Value
Our investments also include investments in equity securities, mutual funds and hedge funds. The following table provides our potential exposure with respect to our equity investments, measured in terms of fair value, to an immediate 10% drop in equity prices from those prevailing as of December 31, 2018 and 2017. A 10% decrease in equity prices is a hypothetical scenario used to calibrate potential risk and does not represent our view of future market movements. While these fair value measurements provide a representation of equity price sensitivity of our investments in equity securities, mutual funds and hedge funds, they are based on our exposures at a particular point in time and may not be representative of future market results. These exposures will change as a result of ongoing portfolio activities in response to our assessment of changing market conditions and available investment opportunities:

	As of December 31,
	2018		2017
	Fair Value	Effect of -10% Equity Price Change	Fair Value	Effect of -10% Equity Price Change
	(in thousands)
Equity Investments:
Trading	$178,215	$(17,822)	$214,172	$(21,417)
Other investments	101,109	(10,111)	92,415	(9,242)

Item 8.	Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
To the General Partner and Unitholders of
AllianceBernstein L.P.:
Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial condition of AllianceBernstein L.P. and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, changes in partners’ capital and cash flows for each of the three years in the period ended December 31, 2018, including the related notes and financial statement schedule listed in the index appearing under Item 15(a) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
February 13, 2019

We have served as the Company’s auditor since 2006.

AllianceBernstein L.P. and Subsidiaries

Consolidated Statements of Financial Condition

	December 31,
	2018	2017
	(in thousands, except unit amounts)
ASSETS
Cash and cash equivalents	$640,206	$671,930
Cash and securities segregated, at fair value (cost $1,169,461 and $816,350)	1,169,554	816,350
Receivables, net:
Brokers and dealers	197,048	199,690
Brokerage clients	1,718,629	1,647,059
AB funds fees	217,470	212,115
Other fees	127,462	130,119
Investments:
Long-term incentive compensation-related	52,429	66,034
Other	661,915	377,555
Assets of consolidated company-sponsored investment funds:
Cash and cash equivalents	13,118	326,518
Investments	351,696	1,246,283
Other assets	22,840	35,397
Furniture, equipment and leasehold improvements, net	155,519	157,569
Goodwill	3,066,700	3,066,700
Intangible assets, net	79,424	105,784
Deferred sales commissions, net	17,148	30,126
Other assets	297,940	193,505
Total assets	$8,789,098	$9,282,734

LIABILITIES AND CAPITAL
Liabilities:
Payables:
Brokers and dealers	$290,960	$237,861
Securities sold not yet purchased	8,623	29,961
Brokerage clients	3,095,458	2,229,371
AB mutual funds	74,599	82,967
Accounts payable and accrued expenses	412,313	503,227
Liabilities of consolidated company-sponsored investment funds	22,610	698,101
Accrued compensation and benefits	273,250	270,610
Debt	546,267	565,745
Total liabilities	4,724,080	4,617,843
Commitments and contingencies (See Note 14)
Redeemable non-controlling interest	148,809	601,587
Capital:
General Partner	40,240	41,221
Limited partners: 268,850,276 and 268,659,333 units issued and outstanding	4,075,306	4,168,841
Receivables from affiliates	(11,430)	(11,494)
AB Holding Units held for long-term incentive compensation plans	(77,990)	(42,688)
Accumulated other comprehensive loss	(110,866)	(94,140)
Partners’ capital attributable to AB Unitholders	3,915,260	4,061,740

AllianceBernstein L.P. and Subsidiaries

	December 31,
	2018	2017
Non-redeemable non-controlling interests in consolidated entities	949	1,564
Total capital	3,916,209	4,063,304
Total liabilities and capital	$8,789,098	$9,282,734
See Accompanying Notes to Consolidated Financial Statements.

AllianceBernstein L.P. and Subsidiaries

Consolidated Statements of Income

	Years Ended December 31,
	2018	2017	2016
	(in thousands, except per unit amounts)
Revenues:
Investment advisory and services fees	$2,362,211	$2,201,305	$1,933,471
Bernstein research services	439,432	449,919	479,875
Distribution revenues	418,562	412,063	384,405
Dividend and interest income	98,226	71,162	46,939
Investment gains (losses)	2,653	92,102	93,353
Other revenues	98,676	97,135	99,859
Total revenues	3,419,760	3,323,686	3,037,902
Less: Interest expense	52,399	25,165	9,123
Net revenues	3,367,361	3,298,521	3,028,779

Expenses:
Employee compensation and benefits	1,378,811	1,313,469	1,229,721
Promotion and servicing:
Distribution-related payments	427,186	411,467	363,603
Amortization of deferred sales commissions	21,343	31,886	41,066
Trade execution, marketing, T&E and other	222,630	213,275	216,542
General and administrative:
General and administrative	448,996	481,488	426,147
Real estate charges	7,160	36,669	17,704
Contingent payment arrangements	(2,219)	267	(20,245)
Interest on borrowings	10,359	8,194	4,765
Amortization of intangible assets	27,781	27,896	26,311
Total expenses	2,542,047	2,524,611	2,305,614

Operating income	825,314	773,910	723,165

Income tax	45,816	53,110	28,319

Net income	779,498	720,800	694,846

Net income of consolidated entities attributable to non-controlling interests	21,910	58,397	21,488

Net income attributable to AB Unitholders	$757,588	$662,403	$673,358

Net income per AB Unit:
Basic	$2.79	$2.46	$2.48
Diluted	$2.78	$2.45	$2.47
See Accompanying Notes to Consolidated Financial Statements.

AllianceBernstein L.P. and Subsidiaries

Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2018	2017	2016
	(in thousands)
Net income	$779,498	$720,800	$694,846
Other comprehensive (loss) income:
Foreign currency translation adjustments, before reclassification and tax:	(19,337)	28,123	(19,849)
Less: reclassification adjustment for losses included in net income upon liquidation	(100)	—	(6)
Foreign currency translation adjustments, before tax	(19,237)	28,123	(19,843)
Income tax expense	620	—	—
Foreign currency translation adjustments, net of tax	(18,617)	28,123	(19,843)
Unrealized gains on investments:
Unrealized gains arising during period	—	6	10
Less: reclassification adjustment for losses included in net income	—	—	(6)
Changes in unrealized gains on investments	—	6	16
Income tax benefit (expense)	—	3	(7)
Unrealized gains on investments, net of tax	—	9	9
Changes in employee benefit related items:
Amortization of prior service cost	24	24	93
Recognized actuarial gain (loss)	1,586	(3,190)	(3,043)
Changes in employee benefit related items	1,610	(3,166)	(2,950)
Income tax expense	(139)	(27)	(22)
Employee benefit related items, net of tax	1,471	(3,193)	(2,972)
Other	374	—	—
Other comprehensive (loss) gain	(16,772)	24,939	(22,806)
Less: Comprehensive income in consolidated entities attributable to non-controlling interests	21,864	59,379	21,426
Comprehensive income attributable to AB Unitholders	$740,862	$686,360	$650,614
See Accompanying Notes to Consolidated Financial Statements.

AllianceBernstein L.P. and Subsidiaries

Consolidated Statements of Changes in Partners’ Capital

	Years Ended December 31,
	2018	2017	2016
	(in thousands)
General Partner’s Capital
Balance, beginning of year	$41,221	$41,100	$40,498
Impact of adoption of revenue recognition standard ASC 606	349	—	—
Net income	7,576	6,624	6,733
Cash distributions to General Partner	(8,608)	(6,449)	(5,384)
Long-term incentive compensation plans activity	(39)	211	58
(Retirement) issuance of AB Units, net	(256)	(266)	(805)
Other	(3)	1	—
Balance, end of year	40,240	41,221	41,100
Limited Partners' Capital
Balance, beginning of year	4,168,841	4,154,810	4,091,433
Impact of adoption of revenue recognition standard ASC 606	34,601	—	—
Net income	750,012	655,779	666,625
Cash distributions to Unitholders	(849,585)	(637,690)	(532,180)
Long-term incentive compensation plans activity	(3,880)	20,859	5,802
(Retirement) issuance of AB Units, net	(25,486)	(27,339)	(80,084)
Other	803	2,422	3,214
Balance, end of year	4,075,306	4,168,841	4,154,810
Receivables from Affiliates
Balance, beginning of year	(11,494)	(12,830)	(14,498)
Capital contributions from General Partner	19	344	1,200
Compensation plan accrual	352	156	313
Capital contributions from AB Holding	(307)	836	155
Balance, end of year	(11,430)	(11,494)	(12,830)
AB Holding Units held for Long-term Incentive Compensation Plans
Balance, beginning of year	(42,688)	(32,967)	(29,332)
Purchases of AB Holding Units to fund long-term compensation plans, net	(267,427)	(219,627)	(235,893)
Retirement (issuance) of AB Units, net	25,589	26,603	80,515
Long-term incentive compensation awards expense	187,514	185,234	152,012
Re-valuation of AB Holding Units held in rabbi trust	19,022	(1,931)	(269)
Balance, end of year	(77,990)	(42,688)	(32,967)
Accumulated Other Comprehensive Income (Loss)
Balance, beginning of year	(94,140)	(118,096)	(95,353)
Unrealized gain (loss) on investments, net of tax	—	9	9
Foreign currency translation adjustment, net of tax	(18,571)	27,140	(19,780)
Changes in employee benefit related items, net of tax	1,471	(3,193)	(2,972)
Other	374	—	—
Balance, end of year	(110,866)	(94,140)	(118,096)
Total Partners' Capital attributable to AB Unitholders	3,915,260	4,061,740	4,032,017
Non-redeemable Non-controlling Interests in Consolidated Entities
Balance, beginning of year	1,564	36,172	24,473
Net income	69	9,632	11,398
Foreign currency translation adjustment	(46)	983	(63)
Purchase of non-controlling interest	—	(2,006)	—
Distributions (to) from non-controlling interests of our consolidated venture capital fund activities	(638)	(43,217)	364
Balance, end of year	949	1,564	36,172
Total Capital	$3,916,209	$4,063,304	$4,068,189
See Accompanying Notes to Consolidated Financial Statements.

AllianceBernstein L.P. and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2018	2017	2016
	(in thousands)
Cash flows from operating activities:
Net income	$779,498	$720,800	$694,846
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred sales commissions	21,343	31,886	41,066
Non-cash long-term incentive compensation expense	187,514	185,234	152,162
Depreciation and other amortization	70,000	66,999	59,026
Unrealized losses (gains) on investments	23,164	3,554	(28,204)
Unrealized (gains) on investments of consolidated company-sponsored investment funds	(14,217)	(36,340)	(29,121)
Losses on real estate asset write-offs	38	8,161	5,456
Other, net	(6,484)	5,028	3,629
Changes in assets and liabilities:
Consolidation of cash and cash equivalents of consolidated company-sponsored investment funds	—	—	358,534
(Increase) decrease in securities, segregated	(353,204)	129,747	(380,823)
(Increase) decrease in receivables	(207,000)	67,539	(296,233)
(Increase) decrease in investments	(294,383)	293	187,752
Decrease (increase) in investments of consolidated company-sponsored investment funds	908,804	(639,067)	(342,938)
(Increase) decrease in deferred sales commissions	(8,365)	1,878	(5,886)
(Increase) decrease in other assets	(152,726)	(2,255)	13,517
(Decrease) increase in other assets and liabilities of consolidated company-sponsored investment funds	(662,934)	417,674	229,524
Increase (decrease) in payables	1,024,317	(338,523)	886,520
(Decrease) increase in accounts payable and accrued expenses	(11,225)	10,657	2,459
Increase (decrease) in accrued compensation and benefits	4,341	12,187	(3,238)
Net cash provided by operating activities	1,308,481	645,452	1,548,048

Cash flows from investing activities:
Purchases of investments	—	(12)	—
Proceeds from sales of investments	—	11	372
Purchases of furniture, equipment and leasehold improvements	(32,789)	(39,417)	(36,728)
Proceeds from sales of furniture, equipment and leasehold improvements	—	75	15
Purchase of intangible asset	—	—	(2,500)
Purchase of businesses, net of cash acquired	—	—	(20,541)
Net cash used in investing activities	(32,789)	(39,343)	(59,382)

Cash flows from financing activities:
Issuance (repayment) of commercial paper, net	24,546	(28,553)	(72,003)
(Repayment) proceeds from bank loans	(50,000)	75,000	—
Increase (decrease) in overdrafts payable	3,273	63,393	(84,512)
Distributions to General Partner and Unitholders	(858,193)	(644,139)	(537,564)
Capital contributions (to) from non-controlling interests in consolidated entities	(638)	(43,217)	364
(Redemptions) purchases of non-controlling interests of consolidated company-sponsored investment funds, net	(472,143)	163,164	(132,837)
Capital contributions (to) from affiliates	(1,421)	366	1,000
Payments of contingent payment arrangements/purchase of shares	(1,093)	(7,592)	(5,545)
Additional investments by AB Holding with proceeds from exercise of compensatory options to buy AB Holding Units	16,589	20,110	6,108
Purchases of AB Holding Units to fund long-term incentive compensation plan awards, net	(267,427)	(219,627)	(235,893)
Purchases of AB Units	(153)	(1,003)	(374)
Other	(1,998)	(1,833)	(22)
Net cash used in financing activities	(1,608,658)	(623,931)	(1,061,278)
Effect of exchange rate changes on cash and cash equivalents	(12,158)	21,760	(10,178)
Net (decrease) increase in cash and cash equivalents	(345,124)	3,938	417,210
Cash and cash equivalents as of beginning of the period	998,448	994,510	577,300
Cash and cash equivalents as of end of the period	$653,324	$998,448	$994,510

Cash paid:
Interest paid	$60,286	$30,975	$11,148
Income taxes paid	41,946	67,421	27,387

Non-cash investing activities:
Fair value of assets acquired	—	—	33,583
Fair value of liabilities assumed	—	—	1,149
Non-cash financing activities:
Payables recorded under contingent payment arrangements	—	—	11,893
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
We provide a broad range of investment services with expertise in:

•	Actively-managed equity strategies, with global and regional portfolios across capitalization ranges, concentration ranges and investment strategies, including value, growth and core equities;

•	Actively-managed traditional and unconstrained fixed income strategies, including taxable and tax-exempt strategies;

•	Passive management, including index and enhanced index strategies;

•	Alternative investments, including hedge funds, fund of funds and private equity (e.g., direct lending); and

•	Multi-asset solutions and services, including dynamic asset allocation, customized target-date funds and target-risk funds.
Our services span various investment disciplines, including market capitalization (e.g., large-, mid- and small-cap equities), term (e.g., long-, intermediate- and short-duration debt securities), and geographic location (e.g., U.S., international, global, emerging markets, regional and local), in major markets around the world.
During the second quarter of 2018, EQH, the holding company for a diversified financial services organization, conducted an initial public offering. AXA, a French holding company for AXA Group, a worldwide leader in life, property and casualty and health insurance and asset management, owns 59.2% of the outstanding common stock of EQH as of December 31, 2018. AXA has announced its intention to sell its entire remaining interest in EQH over time, subject to market conditions and other factors. AXA is under no obligation to do so and retains the sole discretion to determine the timing of any future sales of shares of EQH common stock.
As of December 31, 2018, EQH owns approximately 4.2% of the issued and outstanding units representing assignments of beneficial ownership of limited partnership interests in AllianceBernstein Holding L.P. (“AB Holding Units”). AllianceBernstein Corporation (an indirect wholly-owned subsidiary of EQH, “General Partner”) is the general partner of both AllianceBernstein

Holding L.P. (“AB Holding”) and AB. AllianceBernstein Corporation owns 100,000 general partnership units in AB Holding and a 1% general partnership interest in AB.
As of December 31, 2018, the ownership structure of AB, including limited partnership units outstanding as well as the general partner's 1% interest, is as follows:

EQH and its subsidiaries	63.6%
AB Holding	35.6
Unaffiliated holders	0.8
100.0%
Including both the general partnership and limited partnership interests in AB Holding and AB, EQH and its subsidiaries had an approximate 65.2% economic interest in AB as of December 31, 2018.
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
Reclassifications
During 2018, to conform to the current period's presentation, prior period amounts for:

•	revenues related to our middle market lending business previously presented as other revenues are now presented as investment advisory and services fees in the consolidated statements of income;

•
payments to financial intermediaries for administrative services, sub-accounting services and maintenance of books and records for certain funds previously presented as distribution-related payments are now presented as trade execution, marketing, T&E and other expenses in the consolidated statements of income;

•
research and miscellaneous fees related to our brokers dealers previously presented as other assets are now presented as other fees receivables in the consolidated statements of financial condition; and

•	income tax payable and receivable as well as deferred tax assets and liabilities are now shown net by jurisdiction in the consolidated statements of financial condition.
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

On January 1, 2018, we recorded a cumulative effect adjustment, net of tax, of a $35.0 million increase to partners’ capital in the consolidated statement of financial condition. This amount represents carried interest distributions of $77.9 million previously received, net of revenue sharing payments to investment team members of $42.7 million, with respect to which it is probable that significant reversal will not occur.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The new standard requires that the statement of cash flows explains the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Companies are also required to reconcile such total amounts in the statement of financial condition and disclose the nature of the restrictions. We adopted this standard on January 1, 2018. The adoption of this standard did not have a material impact on our financial condition or results of operations.

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

Accounting Pronouncements Not Yet Adopted in 2018

In February 2016, the FASB issued ASU 2016-02, Leases. This pronouncement, along with subsequent ASUs issued to clarify certain provisions of ASU 2016-02, requires lessees to record most leases on their balance sheet while also disclosing key information about those lease arrangements. The classification criteria to distinguish between finance and operating leases are generally consistent with the classification criteria to distinguish between capital and operating leases under existing lease accounting guidance. This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018. We adopted the new standard for our fiscal year beginning January 1, 2019, using the simplified transition method. The adoption of this standard is not expected to have a material impact on our results of operations. Our future financial statements will include additional disclosures as required by ASU 2016-02.
As of January 1, 2019, we expect to record an increase in assets ranging between $430 million to $440 million and an increase in liabilities ranging between $560 million to $570 million, respectively, on our statement of financial condition as a result of recognizing right-of-use assets and lease liabilities for our lease portfolio (primarily real estate leases). The right-of-use assets recognized as of January 1, 2019 are net of deferred rent and liabilities associated with previously recognized impairments as of December 31, 2018. These estimated ranges were based on our lease portfolio as of January 1, 2019, and it did not include the potential impacts of re-measurement due to changes in our assessment of the lease term subsequent to our adoption of the standard.
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
In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which permits a company to reclassify the disproportionate income tax effects of the 2017 Tax Cuts and Job Act ("2017 Tax Act") on items within Accumulated Other Comprehensive Income ("AOCI") to retained earnings. The FASB refers to these amounts as "stranded tax effects." The ASU also requires certain new disclosures, some of which are applicable for all companies. The guidance is effective for all companies for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Companies may adopt the new guidance using one of two transition methods: (1) retrospective to each period (or periods) in which the income tax effect of the 2017 Tax Act related to items remaining in AOCI are recognized, or (2) at the beginning of the period of adoption. We adopted this standard on January 1, 2019. The adoption of this standard is not expected to have a material impact on our financial condition or results of operations.
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
Contract Assets and Liabilities

We use the practical expedient for contracts that have an original duration of one year or less. Accordingly, we do not consider the time value of money and, instead, accrue the incremental costs of obtaining the contract when incurred. As of December 31, 2018, the balances of contract assets and contract liabilities are not considered material and, accordingly, no further disclosures are necessary.
Consolidation of company-sponsored investment funds
For legal entities (company-sponsored investment funds) evaluated for consolidation, we first determine whether the fees we receive and the interests we hold qualify as a variable interest in the entity, including an evaluation of fees paid to us as a decision maker or service provider to the entity being evaluated. Fees received by us are not variable interests if (i) the fees are compensation for services provided and are commensurate with the level of effort required to provide those services, (ii) the service arrangement includes only terms, conditions or amounts that are customarily present in arrangements for similar services negotiated at arm’s length, and (iii) our other economic interests in the entity held directly and indirectly through our related parties, as well as economic interests held by related parties under common control, would not absorb more than an insignificant amount of the entity’s losses or receive more than an insignificant amount of the entity’s benefits.
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

Cash and Cash Equivalents
Cash and cash equivalents include cash on hand, demand deposits, money market accounts, overnight commercial paper and highly liquid investments with original maturities of three months or less. Due to the short-term nature of these instruments, the recorded value has been determined to approximate fair value (and considered Level 1 securities in the fair value hierarchy). During 2017, the majority of our consolidated VIEs' cash and cash equivalents is pledged as collateral for short positions in equities.
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
Brokerage Transactions
Customers’ securities transactions are recorded on a settlement date basis, with related commission income and expenses reported on a trade date basis. Receivables from and payables to clients include amounts due on cash and margin transactions. Securities owned by customers are held as collateral for receivables; such collateral is not reflected in the consolidated financial statements. We have the ability by contract or custom to sell or re-pledge this collateral, and have done so at various times. As of December 31, 2018, there were no re-pledged securities. Principal securities transactions and related expenses are recorded on a trade date basis.
Securities borrowed and securities loaned by our broker-dealer subsidiaries are recorded at the amount of cash collateral advanced or received in connection with the transaction and are included in receivables from and payables to brokers and dealers in the consolidated statements of financial condition. Securities borrowed transactions require us to deposit cash collateral with the lender. With respect to securities loaned, we receive cash collateral from the borrower. See Note 9 for securities borrowed and loaned amounts recorded in our consolidated statements of financial condition as of December 31, 2018 and 2017. The initial collateral advanced or received approximates or is greater than the fair value of securities borrowed or loaned. We monitor the fair value of the securities borrowed and loaned on a daily basis and request additional collateral or return excess collateral, as appropriate. As of December 31, 2018 and 2017, there is no allowance provision required for the collateral advanced. Income or expense is recognized over the life of the transaction.
As of December 31, 2018 and 2017, we had $196.9 million and $42.9 million, respectively, of cash on deposit with clearing organizations for trade facilitation purposes which are reported in other assets in our consolidated statements of financial condition. In addition, as of December 31, 2018 and 2017, we held U.S. Treasury Bills with values totaling $392.4 million and $52.6 million, respectively, in our investment account that are pledged as collateral with clearing organizations which are reported in other investments in our consolidated statements of financial condition. These clearing organizations have the ability by contract or custom to sell or re-pledge this collateral.
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
As of December 31, 2018, goodwill of $3.1 billion on the consolidated statement of financial condition included $2.8 billion as a result of the Bernstein acquisition and $266 million in regard to various smaller acquisitions. We have determined that AB has only one reporting segment and reporting unit.

We test our goodwill annually, as of September 30, for impairment. As of September 30, 2018, the impairment test indicated that goodwill was not impaired. We also review the carrying value of goodwill if facts and circumstances occur that suggest possible impairment, such as significant declines in AUM, revenues, earnings or the price of an AB Holding Unit. There were no facts or circumstances occurring in the fourth quarter of 2018 suggesting possible impairment.
Intangible Assets, Net
Intangible assets consist primarily of costs assigned to acquired investment management contracts of Bernstein based on their estimated fair value at the time of acquisition, less accumulated amortization. Intangible assets are recognized at fair value and generally are amortized on a straight-line basis over their estimated useful life ranging from six years to 20 years.
As of December 31, 2018, intangible assets, net of accumulated amortization, of $79.4 million on the consolidated statement of financial condition consists of $65.9 million of finite-lived intangible assets subject to amortization, of which $36.2 million relates to the Bernstein acquisition, and $13.5 million of indefinite-lived intangible assets not subject to amortization in regard to other acquisitions. As of December 31, 2017, intangible assets, net of accumulated amortization, of $105.8 million on the consolidated statement of financial condition consisted of $92.3 million of finite-lived intangible assets subject to amortization, of which $56.9 million related to the Bernstein acquisition, and $13.5 million of indefinite-lived intangible assets not subject to amortization in regard to other acquisitions. The gross carrying amount of finite-lived intangible assets totaled $475.1 million as of December 31, 2018 and $473.7 million as of December 31, 2017, and accumulated amortization was $409.2 million as of December 31, 2018 and $381.4 million as of December 31, 2017. Amortization expense was $27.8 million for 2018, $27.9 million for 2017 and $26.3 million for 2016. Estimated annual amortization expense for 2019 is approximately $28 million, $21 million in year two, $5 million for year three, then approximately $4 million in years four and five.
We periodically review indefinite-lived intangible assets for impairment as events or changes in circumstances indicate that the carrying value may not be recoverable. If the carrying value exceeds fair value, we perform additional impairment tests to measure the amount of the impairment loss, if any.
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
We periodically review the deferred sales commission asset for impairment as events or changes in circumstances indicate that the carrying value may not be recoverable. If these factors indicate impairment in value, we compare the carrying value to the undiscounted cash flows expected to be generated by the asset over its remaining life. If we determine the deferred sales commission asset is not fully recoverable, the asset will be deemed impaired and a loss will be recorded in the amount by which the recorded amount of the asset exceeds its estimated fair value. There were no impairment charges recorded during 2018 or 2017.
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
Long-term Incentive Compensation Plans
We maintain several unfunded, non-qualified long-term incentive compensation plans, under which we grant annual awards to employees, generally in the fourth quarter, and to members of the Board of Directors of the General Partner, who are not employed by our company or by and of our affiliates ("Eligible Directors").
Awards granted in December 2018, 2017 and 2016 allowed employee participants to allocate their awards between restricted AB Holding Units and deferred cash. Participants (except certain members of senior management) generally could allocate up to 50% of their awards to deferred cash, not to exceed a total of $250,000 per award. Each of our employees based outside of the United States (other than expatriates), who received an award of $100,000 or less, could have allocated up to 100% of his or her award to deferred cash. Participants allocated their awards prior to the date on which the Compensation Committee granted awards in December 2018, 2017 and 2016. For these awards, the number of AB Holding Units awarded was based on the closing price of an AB Holding Unit on the grant date. For awards granted in 2018, 2017 and 2016:

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
Grants of restricted AB Holding Units can be awarded to Eligible Directors. Generally, these restricted AB Holding Units vest ratably over four years. These restricted AB Holding Units are not forfeitable (except if the Eligible Director is terminated for “Cause,” as that term is defined in the applicable award agreement). We fully expense these awards on grant date, as there is no service requirement.
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
During each of 2018 and 2017, we purchased 9.3 million AB Holding Units for $268.0 million and $220.2 million, respectively (on a trade date basis). These amounts reflect open-market purchases of 6.5 million and 5.2 million AB Holding Units for $183.2 million and $117.1 million, respectively, with the remainder relating to purchases of AB Holding Units from employees to allow them to fulfill statutory tax withholding requirements at the time of delivery of long-term incentive compensation awards. Purchases of AB Holding Units reflected on the consolidated statements of cash flows are net of AB Holding Units purchased by employees as part of a distribution reinvestment election.
Each quarter, we consider whether to implement a plan to repurchase AB Holding Units pursuant to Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended (“Exchange Act”). A plan of this type allows a company to repurchase its shares at times when it otherwise might be prevented from doing so because of self-imposed trading blackout periods or because it possesses material non-public information. Each broker we select has the authority under the terms and limitations specified in the plan to repurchase AB Holding Units on our behalf in accordance with the terms of the plan. Repurchases are subject to regulations promulgated by the SEC as well as certain price, market volume and timing constraints specified in the plan. The plan adopted during the fourth quarter of 2018 expired at the close of business on February 12, 2019. We may adopt additional plans in the future to engage in open-market purchases of AB Holding Units to help fund anticipated obligations under our incentive compensation award program and for other corporate purposes.
During 2018, we granted to employees and Eligible Directors 8.7 million restricted AB Holding Units (including 6.2 million granted in December for 2018 year-end awards to employees). During 2017, we granted to employees and Eligible Directors 8.6 million restricted AB Holding Units (including 6.4 million granted in December for 2017 year-end awards to employees).
During 2018 and 2017, AB Holding issued 0.9 million and 1.2 million AB Holding Units, respectively, upon exercise of options to buy AB Holding Units. AB Holding used the proceeds of $16.6 million and $20.1 million, respectively, received from employees as payment in cash for the exercise price to purchase the equivalent number of newly-issued AB Units.
Foreign Currency Translation and Transactions
Assets and liabilities of foreign subsidiaries are translated from functional currencies into United States dollars (“US$”) at exchange rates in effect at the balance sheet dates, and related revenues and expenses are translated into US$ at average exchange rates in effect during each period. Net foreign currency gains and losses resulting from the translation of assets and liabilities of foreign operations into US$ are reported as a separate component of other comprehensive income in the consolidated statements of comprehensive income. Net foreign currency transaction gains (losses) were $0.6 million, $(2.9) million, and $1.6 million for 2018, 2017 and 2016, respectively, and are reported in general and administrative expenses on the consolidated statements of income.
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
On February 13, 2019, the General Partner declared a distribution of $0.71 per AB Unit, representing a distribution of Available Cash Flow for the three months ended December 31, 2018. The General Partner, as a result of its 1% general partnership interest, is entitled to receive 1% of each distribution. The distribution is payable on March 7, 2019 to holders of record on February 25, 2019.
Total cash distributions per Unit paid to the General Partner and Unitholders during 2018, 2017 and 2016 were $3.16, $2.39 and $1.98, respectively.
Comprehensive Income
We report all changes in comprehensive income in the consolidated statements of comprehensive income. Comprehensive income includes net income, as well as unrealized gains and losses on investments classified as available-for-sale (for 2017 and 2016), foreign currency translation adjustments, actuarial gains (losses) and prior service cost. Deferred taxes were not recognized on foreign currency translation adjustments for foreign subsidiaries which had earnings that were considered permanently invested outside the United States.

3. Revenue Recognition

See Note 2, Significant Accounting Policies, Revenue Recognition, for descriptions of revenues presented in the table below. The adoption of ASC 606 had no significant impact on revenue recognition during 2018, except for the recognition of $12.9 million of performance-based fees in 2018 from a fund in liquidation, which recognition was not probable of significant reversal. Under the previous revenue accounting standard, this performance-based fee would not have been recognized until final liquidation of the fund. Revenues for the years ended December 31, 2018, 2017 and 2016 consisted of the following:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Subject to contracts with customers:
Investment advisory and services fees
Base fees	$2,244,068	$2,106,525	$1,900,719
Performance-based fees	118,143	94,780	32,752
Bernstein research services	439,432	449,919	479,875
Distribution revenues
All-in-management fees	254,477	245,367	197,766
12b-1 fees	87,166	94,972	114,641
Other	76,919	71,724	71,998
Other revenues
Shareholder servicing fees	75,974	75,024	77,690
Other	19,211	17,838	16,703
	3,315,390	3,156,149	2,892,144
Not subject to contracts with customers:
Dividend and interest income, net of interest expense	45,827	45,997	37,816
Investment gains (losses)	2,653	92,102	93,353
Other revenues	3,491	4,273	5,466
	51,971	142,372	136,635
Total net revenues	$3,367,361	$3,298,521	$3,028,779

4. Real Estate Charges
Since 2010, we have sub-leased over one million square feet of office space. The activity in the liability account relating to our global space consolidation initiatives for the following periods is:

	Year Ended December 31,
	2018	2017
	(in thousands)
Balance as of January 1,	$113,635	$112,932
Expense incurred	7,122	28,507
Deferred rent	—	7,083
Payments made (net)	(39,345)	(39,122)
Interest accretion	4,412	4,235
Balance as of end of period	$85,824	$113,635

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

	Year Ended December 31,
	2018	2017	2016
	(in thousands, except per unit amounts)
Net income attributable to AB Unitholders	$757,588	$662,403	$673,358

Weighted average units outstanding—basic	269,236	266,955	269,084
Dilutive effect of compensatory options to buy AB Holding Units	251	430	554
Weighted average units outstanding—diluted	269,487	267,385	269,638

Basic net income per AB Unit	$2.79	$2.46	$2.48
Diluted net income per AB Unit	$2.78	$2.45	$2.47
We excluded 49,784 options in 2018, 1,970,741 options in 2017 and 2,873,106 options in 2016, from the diluted net income per unit computation due to their anti-dilutive effect.

6. Cash and Securities Segregated Under Federal Regulations and Other Requirements
As of December 31, 2018 and 2017, $1.2 billion and $0.8 billion, respectively, of U.S. Treasury Bills were segregated in a special reserve bank custody account for the exclusive benefit of our brokerage customers under Rule 15c3-3 of the Exchange Act.
7. Investments
Investments consist of:

	December 31,
	2018	2017
	(in thousands)

U.S. Treasury Bills	$392,424	$52,609
Equity securities:
Long-term incentive compensation-related	38,883	51,758
Seed capital	105,951	160,672
Other	73,409	81,154
Exchange-traded options	2,568	4,981
Investments in limited partnership hedge funds:
Long-term incentive compensation-related	13,546	14,276
Seed capital	67,153	22,923
Private equity (seed capital)	—	38,186
Time deposits	8,783	5,138
Other	11,627	11,892
Total investments	$714,344	$443,589
Total investments related to long-term incentive compensation obligations of $52.4 million and $66.0 million as of December 31, 2018 and 2017, respectively, consist of company-sponsored mutual funds and hedge funds. For long-term incentive compensation awards granted before 2009, we typically made investments in company-sponsored mutual funds and hedge funds that were notionally elected by plan participants and maintained them (and continue to maintain them) in a consolidated rabbi trust or separate custodial account. The rabbi trust and custodial account enable us to hold such investments separate from our other assets for the purpose of settling our obligations to participants. The investments held in the rabbi trust and custodial account remain available to the general creditors of AB.
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
We allocate seed capital to our investment teams to help develop new products and services for our clients. A portion of our seed capital trading investments are equity and fixed income products, primarily in the form of separately-managed account portfolios, U.S. mutual funds, Luxembourg funds, Japanese investment trust management funds or Delaware business trusts. We also may allocate seed capital to investments in private equity funds. During the fourth quarter of 2018, we sold our ownership in a private equity investment ($37.2 million as of December 31, 2017) to a third-party. In regard to our seed capital investments, the amounts above reflect those funds in which we are not the primary beneficiary of a VIE or hold a controlling financial interest in a VOE. During 2018, our seed capital in limited partnership hedge funds increased $44.2 million primarily due to the deconsolidation of a fund in which we have a seed investment of $42.5 million due to no longer having a controlling financial interest. See Note 15, Consolidated Company-Sponsored Investment Funds, for a description of the seed capital investments that we consolidated. As of December 31, 2018 and 2017, our total seed capital investments were $391.6 million and $523.2 million, respectively. Seed capital investments in unconsolidated company-sponsored investment funds are valued using published net asset values or non-published net asset values if they are not listed on an active exchange but have net asset values that are comparable to funds with published net asset values and have no redemption restrictions.
In addition, we also have long positions in corporate equities and long exchange-traded options traded through our options desk.
The portion of unrealized gains (losses) related to equity securities, as defined by ASU 2016-01, held as of December 31, 2018 and 2017 were as follows:

	December 31,
	2018	2017
	(in thousands)
Net (loss) gain recognized during the period	$(21,797)	$20,873
Less: net gains recognized during the period on equity securities sold during the period	1,515	24,594
Unrealized losses recognized during the period on equity securities held	$(23,312)	$(3,721)
8. Derivative Instruments
See Note 15, Consolidated Company-Sponsored Investment Funds, for disclosure of derivative instruments held by our consolidated company-sponsored investment funds.
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

The notional value, fair value and gains and losses recognized in investment gains (losses) as of December 31, 2018 and 2017 for derivative instruments (excluding derivative instruments relating to our options desk trading activities discussed below) not designated as hedging instruments were as follows:

	Notional Value	Derivative Assets	Derivative Liabilities	Gains (Losses)
	(in thousands)
December 31, 2018
Exchange-traded futures	$218,657	$1,594	$2,534	$3,515
Currency forwards	87,019	7,647	7,582	379
Interest rate swaps	112,658	1,649	1,959	(125)
Credit default swaps	94,657	2,888	2,685	335
Total return swaps	99,038	3,301	62	8,246
Total derivatives	$612,029	$17,079	$14,822	$12,350
December 31, 2017
Exchange-traded futures	$242,355	$948	$2,540	$(15,343)
Currency forwards	126,503	8,306	8,058	(457)
Interest rate swaps	43,309	951	870	(137)
Credit default swaps	74,600	1,247	2,465	(1,757)
Total return swaps	68,106	167	390	(6,167)
Total derivatives	$554,873	$11,619	$14,323	$(23,861)
As of December 31, 2018 and 2017, the derivative assets and liabilities are included in both receivables and payables to brokers and dealers on our consolidated statements of financial condition. Gains and losses on derivative instruments are reported in investment gains (losses) on the consolidated statements of income.
We may be exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments. We minimize our counterparty exposure through a credit review and approval process. In addition, we have executed various collateral arrangements with counterparties to the over-the-counter derivative transactions that require both pledging and accepting collateral in the form of cash. As of December 31, 2018 and 2017, we held $4.8 million and $0.5 million, respectively, of cash collateral payable to trade counterparties. This obligation to return cash is reported in payables to brokers and dealers in our consolidated statements of financial condition.
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
Certain of our standardized contracts for over-the-counter derivative transactions (“ISDA Master Agreements”) contain credit risk related contingent provisions pertaining to each counterparty's credit rating. In some ISDA Master Agreements, if the counterparty’s credit rating, or in some agreements, our AUM, falls below a specified threshold, either a default or a termination event permitting the counterparty to terminate the ISDA Master Agreement would be triggered. In all agreements that provide for collateralization, various levels of collateralization of net liability positions are applicable, depending on the credit rating of the counterparty. As of December 31, 2018 and 2017, we delivered $4.5 million and $8.8 million, respectively, of cash collateral into brokerage accounts. We report this cash collateral in cash and cash equivalents in our consolidated statements of financial condition.
As of December 31, 2018 and 2017, we held $2.6 million and $5.0 million, respectively, of long exchange-traded equity options, which are included in other investments on our consolidated statements of financial condition. In addition, as of December 31, 2018 and 2017, we held $3.8 million and $13.6 million, respectively, of short exchange-traded equity options, which are included in securities sold not yet purchased on our consolidated statements of financial condition. Our options desk provides our clients with equity derivative strategies and execution for exchange-traded options on single stocks, exchange-traded funds and indices. While predominately agency-based, the options desk may commit capital to facilitate a client's transaction. Our options desk hedges the risk associated with this activity by taking offsetting positions in equities. For the years ended December 31, 2018 and 2017 we recognized $7.9 million and $27.8 million, respectively, of losses on equity options activity. These losses are recognized in investment gains (losses) in the consolidated statements of income.
9. Offsetting Assets and Liabilities
See Note 15, Consolidated Company-Sponsored Investment Funds, for disclosure of offsetting assets and liabilities of our consolidated company-sponsored investment funds.
Offsetting of assets as of December 31, 2018 and 2017 was as follows:

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
	(in thousands)
December 31, 2018
Securities borrowed	$64,856	$—	$64,856	$(64,217)	$—	$639
Derivatives	$17,079	$—	$17,079	$—	$(4,831)	$12,248
Long exchange-traded options	$2,568	$—	$2,568	$—	$—	$2,568
December 31, 2017
Securities borrowed	$85,371	$—	$85,371	$(82,353)	$—	$3,018
Derivatives	$11,619	$—	$11,619	$—	$(519)	$11,100
Long exchange-traded options	$4,981	$—	$4,981	$—	$—	$4,981
Offsetting of liabilities as of December 31, 2018 and 2017 was as follows:

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
	(in thousands)
December 31, 2018
Securities loaned	$59,526	$—	$59,526	$(59,526)	$—	$—
Derivatives	$14,822	$—	$14,822	$—	$(4,458)	$10,364
Short exchange-traded options	$3,782	$—	$3,782	$—	$—	$3,782
December 31, 2017
Securities loaned	$37,960	$—	$37,960	$(37,922)	$—	$38
Derivatives	$14,323	$—	$14,323	$—	$(8,794)	$5,529
Short exchange-traded options	$13,585	$—	$13,585	$—	$—	$13,585
Cash collateral, whether pledged or received on derivative instruments, is not considered material and, accordingly, is not disclosed by counterparty.

10. Fair Value
See Note 15, Consolidated Company-Sponsored Investment Funds, for disclosure of fair value of our consolidated company-sponsored investment funds.
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
Valuation of our financial instruments by pricing observability levels as of December 31, 2018 and 2017 was as follows (in thousands):

	Level 1	Level 2	Level 3	NAV Expedient(1)	Other	Total
December 31, 2018:
Money markets	$102,888	$—	$—	$—	$—	$102,888
Securities segregated (U.S. Treasury Bills)	—	1,169,554	—	—	—	1,169,554
Derivatives	1,594	15,485	—	—	—	17,079
Investments
U.S. Treasury Bills	—	392,424	—	—	—	392,424
Equity securities	209,414	8,372	142	315	—	218,243
Long exchange-traded options	2,568	—	—	—	—	2,568
Limited partnership hedge funds(2)	—	—	—	—	80,699	80,699
Time deposits(3)	—	—	—	—	8,783	8,783
Other investments	4,269	—	—	—	7,358	11,627
Total investments	216,251	400,796	142	315	96,840	714,344
Total assets measured at fair value	$320,733	$1,585,835	$142	$315	$96,840	$2,003,865

Securities sold not yet purchased
Short equities – corporate	$4,841	$—	$—	$—	$—	$4,841
Short exchange-traded options	3,782	—	—	—	—	3,782
Derivatives	2,534	12,288	—	—	—	14,822
Contingent payment arrangements	—	—	7,336	—	—	7,336
Total liabilities measured at fair value	$11,157	$12,288	$7,336	$—	$—	$30,781

	Level 1	Level 2	Level 3	NAV Expedient(1)	Other	Total
December 31, 2017:
Money markets	$62,071	$—	$—	$—	$—	$62,071
Securities segregated (U.S. Treasury Bills)	—	816,350	—	—	—	816,350
Derivatives	948	10,671	—	—	—	11,619
Investments
U.S. Treasury Bills	—	52,609	—	—	—	52,609
Equity securities	273,674	19,699	117	94	—	293,584
Long exchange-traded options	4,981	—	—	—	—	4,981
Limited partnership hedge funds(2)	—	—	—	—	37,199	37,199
Private equity	—	—	954	37,232	—	38,186
Time deposits(3)	—	—	—	—	5,138	5,138
Other investments	—	—	—	—	11,892	11,892
Total investments	278,655	72,308	1,071	37,326	54,229	443,589
Total assets measured at fair value	$341,674	$899,329	$1,071	$37,326	$54,229	$1,333,629

Securities sold not yet purchased
Short equities – corporate	$16,376	$—	$—	$—	$—	$16,376
Short exchange-traded options	13,585	—	—	—	—	13,585
Derivatives	2,540	11,783	—	—	—	14,323
Contingent payment arrangements	—	—	10,855	—	—	10,855
Total liabilities measured at fair value	$32,501	$11,783	$10,855	$—	$—	$55,139

(1) Investments measured at fair value using NAV (or its equivalent) as a practical expedient.
(2) Investments in equity method investees that are not measured at fair value in accordance with GAAP.
(3) Investments carried at amortized cost that are not measured at fair value in accordance with GAAP.

During 2018, we sold one of our private equity investments (which had previously been measured using NAV as a practical expedient), which was a venture capital fund. This fund had a fair value of $37.2 million at December 31, 2017. This partnership invested in communications, consumer, digital media, healthcare and information technology markets. The fair value of this investment was estimated using the capital account balances provided by the partnership.
Other investments include (i) an investment in a start-up company that does not have a readily available fair value ($0.9 million and $4.6 million as of December 31, 2018 and 2017, respectively), (ii) an investment in an equity method investee that is not measured at fair value in accordance with GAAP ($3.4 million and $4.1 million as of December 31, 2018 and 2017, respectively), and (iii) broker dealer exchange memberships ($3.1 million and $3.2 million as of December 31, 2018 and 2017, respectively).
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

During the years ended December 31, 2018 and 2017, there were no transfers between Level 1 and Level 2 securities nor between Level 2 and Level 3 securities.
The change in carrying value associated with Level 3 financial instruments carried at fair value, classified as private equity and equity securities, is as follows:

	December 31, 2018	December 31, 2017
	(in thousands)
Balance as of beginning of period	$1,071	$5,023
Purchases	—	—
Sales	—	—
Realized gains, net	—	—
Unrealized (losses) gains, net	(929)	(3,952)
Balance as of end of period	$142	$1,071
Transfers into and out of all levels of the fair value hierarchy are reflected at end-of-period fair values. Realized and unrealized gains and losses on Level 3 financial instruments are recorded in investment gains and losses in the consolidated statements of income.
As of December 31, 2017, we had an investment in a private equity fund focused exclusively on the energy sector (fair value of $1.0 million) that was classified as Level 3 and written off during the second quarter of 2018. This investment’s valuation was based on a market approach, considering recent transactions in the fund and the industry.

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

The change in carrying value associated with Level 3 financial instruments carried at fair value, classified as contingent payment arrangements, is as follows:

	December 31, 2018	December 31, 2017
	(in thousands)
Balance as of beginning of period	$10,855	$17,589
Addition	—	—
Accretion	210	460
Changes in estimates	(2,429)	(193)
Payments	(1,300)	(7,001)
Balance as of end of period	$7,336	$10,855
During 2017, we made the final contingent consideration payment relating to our 2014 acquisition and recorded a change in estimate and wrote off the remaining contingent consideration payable relating to our 2010 acquisition.
During 2018, we amended the contingent payment relating to our 2016 acquisition by modifying the earnout structure and extending it one year. As part of this amendment, we recorded a change in estimate and wrote off $2.4 million related to the contingent consideration. As of December 31, 2018 and 2017, one acquisition-related contingent consideration liability of $7.3 million and $10.9 million, respectively, remains relating to our 2016 acquisition, which was valued as of December 31, 2018 using a revenue growth rate of 18% and a discount rate ranging from 3.2% to 3.7%. This acquisition was valued as of December 31, 2017 using a revenue growth rate of 31% and a discount rate ranging from 1.4% to 2.3%.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
We did not have any material assets or liabilities that were measured at fair value for impairment on a nonrecurring basis during the years ended December 31, 2018 or 2017.
11. Furniture, Equipment and Leasehold Improvements, Net
Furniture, equipment and leasehold improvements, net consist of:

	December 31,
	2018	2017
	(in thousands)
Furniture and equipment	$561,816	$551,502
Leasehold improvements	253,439	245,841
	815,255	797,343
Less: Accumulated depreciation and amortization	(659,736)	(639,774)
Furniture, equipment and leasehold improvements, net	$155,519	$157,569
Depreciation and amortization expense on furniture, equipment and leasehold improvements were $34.2 million, $32.8 million and $29.4 million for the years ended December 31, 2018, 2017 and 2016, respectively.
During 2018, 2017 and 2016, we recorded $7.2 million, $36.7 million and $17.7 million, respectively, in pre-tax real estate charges. See Note 4 for further discussion of the real estate charges.

12. Deferred Sales Commissions, Net

The components of deferred sales commissions, net for the years ended December 31, 2018 and 2017 were as follows (excluding amounts related to fully amortized deferred sales commissions):

	December 31,
	2018	2017
	(in thousands)
Carrying amount of deferred sales commissions	$926,188	$911,852
Less: Accumulated amortization	(618,910)	(597,566)
Cumulative CDSC received	(290,130)	(284,160)
Deferred sales commissions, net	$17,148	$30,126

Amortization expense was $21.3 million, $31.9 million and $41.1 million for the years ended December 31, 2018, 2017 and 2016, respectively. Estimated future amortization expense related to the December 31, 2018 net asset balance, assuming no additional CDSC is received in future periods, is as follows (in thousands):

2019	$9,675
2020	4,561
2021	2,608
2022	237
2023	51
2024	16
$17,148

13. Debt
As of December 31, 2018 and 2017, AB had $523.2 million and $491.8 million, respectively, in commercial paper outstanding with weighted average interest rates of approximately 2.7% and 1.6%, respectively. Debt included in the statement of financial condition is presented net of issuance costs of $1.9 million and $1.1 million as of December 31, 2018 and 2017, respectively. The commercial paper is short term in nature, and as such, recorded value is estimated to approximate fair value (and considered a Level 2 security in the fair value hierarchy). Average daily borrowings of commercial paper during 2018 and 2017 were $350.3 million and $482.2 million, respectively, with weighted average interest rates of approximately 2.0% and 1.2%, respectively.
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
The Credit Facility contains affirmative, negative and financial covenants, which are customary for facilities of this type, including restrictions on dispositions of assets, restrictions on liens, a minimum interest coverage ratio and a maximum leverage ratio. As of December 31, 2018, we were in compliance with these covenants. The Credit Facility also includes customary events of default (with customary grace periods, as applicable), including provisions under which, upon the occurrence of an event of default, all outstanding loans may be accelerated and/or lender’s commitments may be terminated. Also, under such provisions, upon the occurrence of certain insolvency- or bankruptcy-related events of default, all amounts payable under the Credit Facility would automatically become immediately due and payable, and the lender’s commitments automatically would terminate.
Amounts under the Credit Facility may be borrowed, repaid and re-borrowed by us from time to time until the maturity of the facility. Voluntary prepayments and commitment reductions requested by us are permitted at any time without a fee (other than customary breakage costs relating to the prepayment of any drawn loans) upon proper notice and subject to a minimum dollar requirement. Borrowings under the Credit Facility bear interest at a rate per annum, which will be, at our option, a rate equal to an applicable margin, which is subject to adjustment based on the credit ratings of AB, plus one of the following indices: London Interbank Offered Rate; a floating base rate; or the Federal Funds rate.

As of December 31, 2018 and 2017, we had no amounts outstanding under the Credit Facility. During 2018 and 2017, we did not draw upon the Credit Facility.
On November 16, 2018, AB amended and restated its existing $200.0 million committed, unsecured senior revolving credit facility (the "Revolver") with a leading international bank, extending the maturity date from November 28, 2018 to November 16, 2021. There were no other material changes included in the amendment. The Revolver is available for AB's and SCB LLC's business purposes, including the provision of additional liquidity to meet funding requirements primarily related to SCB LLC's operations. Both AB and SCB LLC can draw directly under the Revolver and management expects to draw on the Revolver from time to time. AB has agreed to guarantee the obligations of SCB LLC under the Revolver. The Revolver contains affirmative, negative and financial covenants which are identical to those of the Credit Facility. As of December 31, 2018 and December 31, 2017, we had $25.0 million and $75.0 million outstanding under the Revolver, respectively, with interest rates of 3.4% and 2.4%, respectively. Average daily borrowings for 2018 and 2017 were $19.4 million and $21.4 million, respectively, with weighted average interest rates of 2.8% and 2.0%, respectively.

In addition, SCB LLC currently has three uncommitted lines of credit with three financial institutions. Two of these lines of credit permit us to borrow up to an aggregate of approximately $175.0 million, with AB named as an additional borrower, while the other line has no stated limit. As of December 31, 2018 and 2017, SCB LLC had no bank loans outstanding. Average daily borrowings of bank loans during 2018 and 2017 were $2.7 million and $4.5 million, respectively, with weighted average interest rates of approximately 1.6% and 1.4%, respectively.
14. Commitments and Contingencies
Operating Leases
We lease office space, furniture and office equipment under various operating leases. The future minimum payments under non-cancelable leases, sublease commitments and related payments we are obligated to make, net of sublease commitments of third-party lessees to make payments to us, as of December 31, 2018, are as follows:

	Payments	Sublease Receipts	Net Payments
	(in millions)
2019	$131.4	$47.1	$84.3
2020	112.6	34.1	78.5
2021	111.7	31.8	79.9
2022	99.5	28.4	71.1
2023	92.8	27.9	64.9
2024 and thereafter	227.5	27.4	200.1
Total future minimum payments	$775.5	$196.7	$578.8
Office leases contain escalation clauses that provide for the pass through of increases in operating expenses and real estate taxes. Rent expense, which is amortized on a straight-line basis over the life of the lease, was $60.6 million, $65.2 million and $68.1 million, respectively, for the years ended December 31, 2018, 2017 and 2016, net of sublease income of $0.5 million, $0.5 million and $2.5 million, respectively, for the years ended December 31, 2018, 2017 and 2016. See Note 4 for further discussion of the real estate charges.
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

Other
As general partner of AllianceBernstein U.S. Real Estate L.P. (“Real Estate Fund”), we committed to invest $25.0 million in the Real Estate Fund. As of December 31, 2018, we had funded $22.4 million of this commitment. As general partner of AllianceBernstein U.S. Real Estate II L.P. (“Real Estate Fund II”), we committed to invest $28.0 million in the Real Estate Fund II. As of December 31, 2018, we had funded $15.3 million of this commitment.
15. Consolidated Company-Sponsored Investment Funds
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
The balances of consolidated VIEs and VOEs included in our consolidated statements of financial condition were as follows:

	December 31, 2018			December 31, 2017
	(in thousands)
	VIEs	VOEs	Total	VIEs	VOEs	Total
Cash and cash equivalents	$11,880	$1,238	$13,118	$326,158	$360	$326,518
Investments	217,840	133,856	351,696	1,189,835	56,448	1,246,283
Other assets	6,024	16,816	22,840	33,931	1,466	35,397
Total assets	$235,744	$151,910	$387,654	$1,549,924	$58,274	$1,608,198

Liabilities	$5,215	$17,395	$22,610	$695,997	$2,104	$698,101
Redeemable non-controlling interest	117,523	28,398	145,921	596,241	(18)	596,223
Partners' capital attributable to AB Unitholders	113,006	106,117	219,123	256,929	56,188	313,117
Non-redeemable non-controlling interests in consolidated entities	—	—	—	757	—	757
Total liabilities, redeemable non-controlling interest and partners' capital	$235,744	$151,910	$387,654	$1,549,924	$58,274	$1,608,198
During 2018, we deconsolidated a fund in which we have a seed investment of $42.5 million due to no longer having a controlling financial interest. This VIE had significant consolidated assets and liabilities as of December 31, 2017.

Fair Value
Cash and cash equivalents include cash on hand, demand deposits, overnight commercial paper and highly liquid investments with original maturities of three months or less. Due to the short-term nature of these instruments, the recorded value has been determined to approximate fair value.

Valuation of consolidated company-sponsored investment funds' financial instruments by pricing observability levels as of December 31, 2018 and 2017 was as follows (in thousands):

	Level 1	Level 2	Level 3	NAV Expedient	Total
December 31, 2018:
Investments - VIEs	$22,149	$187,626	$8,065	$—	$217,840
Investments - VOEs	68,063	65,485	308	—	133,856
Derivatives - VIEs	1,486	1,924	—	—	3,410
Derivatives - VOEs	124	3,692	—	—	3,816
Total assets measured at fair value	$91,822	$258,727	$8,373	$—	$358,922

Derivatives - VIEs	$72	$3,819	$—	$—	$3,891
Derivatives - VOEs	197	3,633	—	—	3,830
Total liabilities measured at fair value	$269	$7,452	$—	$—	$7,721

December 31, 2017:
Investments - VIEs	$1,053,824	$133,796	$2,205	$10	$1,189,835
Investments - VOEs	5,491	50,898	59	—	56,448
Derivatives - VIEs	252	30,384	—	—	30,636
Derivatives - VOEs	49	251	—	—	300
Total assets measured at fair value	$1,059,616	$215,329	$2,264	$10	$1,277,219

Short equities - VIEs	$669,258	$—	$—	$—	$669,258
Derivatives - VIEs	421	21,820	—	—	22,241
Derivatives - VOEs	12	619	—	—	631
Total liabilities measured at fair value	$669,691	$22,439	$—	$—	$692,130

See Note 10 for a description of the fair value methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.

The change in carrying value associated with Level 3 financial instruments carried at fair value within consolidated company-sponsored investment funds was as follows:

	December 31,
	2018	2017
	(in thousands)

Balance as of beginning of period	$2,264	$5,741
Deconsolidated funds	—	(7,267)
Transfers in	259	480
Purchases	9,354	6,127
Sales	(3,086)	(3,120)
Realized (losses) gains, net	(100)	2
Unrealized (losses) gains, net	(331)	286
Accrued discounts	13	15
Balance as of end of period	$8,373	$2,264

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

Derivative Instruments
As of December 31, 2018 and 2017, the VIEs held $0.5 million and $8.4 million (net), respectively, of futures, forwards, options and swaps within their portfolios. For the years ended December 31, 2018 and 2017, respectively we recognized $1.5 million and $21.5 million of gains on these derivatives. These gains and losses are recognized in investment gains (losses) in the consolidated statements of income. As of December 31, 2018 and 2017, the VIEs held $0.9 million and $0.2 million, respectively, of cash collateral payable to trade counterparties. This obligation to return cash is reported in the liabilities of consolidated company-sponsored investment funds in our consolidated statements of financial condition. As of December 31, 2018 and 2017, the VIEs delivered $0.8 million and $2.9 million, respectively, of cash collateral into brokerage accounts. The VIEs report this cash collateral in the consolidated company-sponsored investment funds cash and cash equivalents in our consolidated statements of financial condition.
As of December 31, 2018 and 2017, the VOEs held $14.0 thousand and $0.3 million (net), respectively, of futures, forwards, options and swaps within their portfolios. For the years ended December 31, 2018 and 2017, we recognized a gain of $1.9 million and a loss of $0.4 million, respectively, on these derivatives. These gains and losses are recognized in the investment gains (losses) in the consolidated statements of income. As of December 31, 2018, the VOEs held $0.2 million of cash collateral payable to trade counterparties. This obligation to return cash is reported in the liabilities of consolidated company-sponsored investment funds in our consolidated statements of financial condition. As of December 31, 2018 and 2017, the VOEs delivered $0.5 million and $0.2 million, respectively, of cash collateral into brokerage accounts. The VOEs report this cash collateral in the consolidated company-sponsored investment funds cash and cash equivalents in our consolidated statements of financial condition.

Offsetting Assets and Liabilities
Offsetting of derivative assets of consolidated company-sponsored investment funds as of December 31, 2018 and 2017 was as follows:

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
	(in thousands)
December 31, 2018:
Derivatives - VIEs	$3,410	$—	$3,410	$—	$(856)	$2,554
Derivatives - VOEs	$3,816	$—	$3,816	$—	$(225)	$3,591
December 31, 2017:
Derivatives - VIEs	$30,636	$—	$30,636	$—	$(194)	$30,442
Derivatives - VOEs	$300	$—	$300	$—	$(37)	$263

Offsetting of derivative liabilities of consolidated company-sponsored investment funds as of December 31, 2018 and 2017 was as follows:

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
	(in thousands)
December 31, 2018:
Derivatives - VIEs	$3,891	$—	$3,891	$—	$(829)	$3,062
Derivatives - VOEs	$3,830	$—	$3,830	$—	$(547)	$3,283
December 31, 2017:
Derivatives - VIEs	$22,241	$—	$22,241	$—	$(2,884)	$19,357
Derivatives - VOEs	$631	$—	$631	$—	$(228)	$403

Cash collateral, whether pledged or received on derivative instruments, is not considered material and, accordingly, is not disclosed by counterparty.
Non-Consolidated VIEs
As of December 31, 2018, the net assets of company-sponsored investment products that are non-consolidated VIEs are approximately $44.3 billion, and our maximum risk of loss is our investment of $5.7 million in these VIEs and advisory fee receivables from these VIEs, which are not material.
16. Net Capital
SCB LLC is registered as a broker-dealer under the Exchange Act and is subject to the minimum net capital requirements imposed by the U.S. Securities and Exchange Commission ("SEC"). SCB LLC computes its net capital under the alternative method permitted by the applicable rule, which requires that minimum net capital, as defined, equals the greater of $1 million or two percent of aggregate debit items arising from customer transactions, as defined. As of December 31, 2018, SCB LLC had net capital of $258.4 million, which was $223.5 million in excess of the minimum net capital requirement of $34.9 million. Advances, dividend payments and other equity withdrawals by SCB LLC are restricted by regulations imposed by the SEC, the Financial Industry Regulatory Authority, Inc., and other securities agencies.
Our U.K.-based broker-dealer is a member of the London Stock Exchange. As of December 31, 2018, it was subject to financial resources requirements of $23.2 million imposed by the Financial Conduct Authority of the United Kingdom and had aggregate regulatory financial resources of $56.4 million, an excess of $33.2 million.
AllianceBernstein Investments, Inc., another one of our subsidiaries and the distributor and/or underwriter for certain company-sponsored mutual funds, is registered as a broker-dealer under the Exchange Act and is subject to the minimum net capital requirements imposed by the SEC. As of December 31, 2018, it had net capital of $23.9 million, which was $23.6 million in excess of its required net capital of $0.3 million.
Many of our subsidiaries around the world are subject to minimum net capital requirements by the local laws and regulations to which they are subject. As of December 31, 2018, each of our subsidiaries subject to a minimum net capital requirement satisfied the applicable requirement.
17. Counterparty Risk
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
We enter into various futures, forwards, options and swaps primarily to economically hedge certain of our seed money investments. We may be exposed to credit losses in the event of nonperformance by counterparties to these derivative financial instruments. See Note 8, Derivative Instruments for further discussion.

18. Qualified Employee Benefit Plans
We maintain a qualified profit sharing plan covering U.S. employees and certain foreign employees. Employer contributions are discretionary and generally limited to the maximum amount deductible for federal income tax purposes. Aggregate contributions for 2018, 2017 and 2016 were $15.0 million, $14.4 million and $14.3 million, respectively.
We maintain several defined contribution plans for foreign employees working for our subsidiaries in the United Kingdom, Australia, Japan and other locations outside the United States. Employer contributions generally are consistent with regulatory requirements and tax limits. Defined contribution expense for foreign entities was $7.1 million, $6.8 million and $6.8 million in 2018, 2017 and 2016, respectively.
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
Our policy is to satisfy our funding obligation for each year in an amount not less than the minimum required by the Employee Retirement Income Security Act of 1974, as amended, and not greater than the maximum amount we can deduct for federal income tax purposes. We contributed $5.0 million to the Retirement Plan during 2018. We currently estimate that we will contribute $4.0 million to the Retirement Plan during 2019. Contribution estimates, which are subject to change, are based on regulatory requirements, future market conditions and assumptions used for actuarial computations of the Retirement Plan’s obligations and assets. Management, at the present time, has not determined the amount, if any, of additional future contributions that may be required.
The Retirement Plan’s projected benefit obligation, fair value of plan assets, and funded status (amounts recognized in the consolidated statements of financial condition) were as follows:

	Years Ended December 31,
	2018	2017
	(in thousands)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$125,200	$111,315
Interest cost	4,771	4,999
Actuarial (gain) loss	(9,918)	12,617
Benefits paid	(3,820)	(3,731)
Projected benefit obligation at end of year	116,233	125,200
Change in plan assets:
Plan assets at fair value at beginning of year	100,706	86,699
Actual return on plan assets	(3,302)	13,738
Employer contribution	5,000	4,000
Benefits paid	(3,820)	(3,731)
Plan assets at fair value at end of year	98,584	100,706
Funded status	$(17,649)	$(24,494)
Effective December 31, 2015, the Retirement Plan was amended to change the actuarial basis used for converting a life annuity benefit to optional forms of payment and converting benefits payable at age 65 to earlier commencement dates. This prior service cost will be amortized over future years.

The amounts recognized in other comprehensive income (loss) for the Retirement Plan for 2018, 2017 and 2016 were as follows:

	2018	2017	2016
	(in thousands)
Unrecognized net gain (loss) from experience different from that assumed and effects of changes and assumptions	$1,870	$(3,043)	$(3,115)
Prior service cost	24	24	93
	1,894	(3,019)	(3,022)
Income tax expense	(207)	(49)	(10)
Other comprehensive income (loss)	$1,687	$(3,068)	$(3,032)
The gain of $1.7 million recognized in 2018 primarily was due to changes in the discount rate and lump sum interest rates ($9.7 million), the recognized actuarial loss ($1.1 million) and changes in the mortality assumption ($0.4 million), offset by actual earnings exceeding expected earnings on plan assets ($9.2 million), and changes in the census data ($0.2 million). The loss of $3.1 million recognized in 2017 primarily was due to changes in the discount rate and lump sum interest rates ($11.9 million) and changes in the census data ($1.4 million), offset by actual earnings exceeding expected earnings on plan assets ($8.5 million), the recognized actuarial loss ($1.1 million) and changes in the mortality assumption ($0.7 million). The loss of $3.0 million recognized in 2016 primarily was due to expected earnings on plan assets exceeding actual earnings ($1.8 million) and changes in the discount rate and lump sum interest rates ($3.5 million), offset by changes in the mortality assumption ($1.7 million).
Foreign retirement plans and an individual's retirement plan maintained by AB are not material to AB's consolidated financial statements. As such, disclosure for these plans is not necessary. The reconciliation of the 2018 amounts recognized in other comprehensive income for the Retirement Plan as compared to the consolidated statement of comprehensive income ("OCI Statement") is as follows:

	Retirement Plan	Retired Individual Plan	Foreign Retirement Plans	OCI Statement
	(in thousands)
Recognized actuarial gain (loss)	$1,870	$53	$(337)	$1,586
Amortization of prior service cost	24	—	—	24
Changes in employee benefit related items	1,894	53	(337)	1,610
Income tax (expense) benefit	(207)	(2)	70	(139)
Employee benefit related items, net of tax	$1,687	$51	$(267)	$1,471
The amounts included in accumulated other comprehensive income (loss) for the Retirement Plan as of December 31, 2018 and 2017 were as follows:

	2018	2017
	(in thousands)
Unrecognized net loss from experience different from that assumed and effects of changes and assumptions	$(47,603)	$(49,473)
Prior service cost	(755)	(779)
	(48,358)	(50,252)
Income tax benefit	201	408
Accumulated other comprehensive loss	$(48,157)	$(49,844)
The amortization period over which we are amortizing the loss for the Retirement Plan from accumulated other comprehensive income is 31.6 years. The estimated prior service cost and amortization of loss for the Retirement Plan that will be amortized from accumulated other comprehensive income over the next year are $24 thousand and $1.1 million, respectively.
The accumulated benefit obligation for the plan was $116.2 million and $125.2 million as of December 31, 2018 and 2017, respectively.

The discount rates used to determine benefit obligations as of December 31, 2018 and 2017 (measurement dates) were 4.40% and 3.90%, respectively.
Benefit payments are expected to be paid as follows (in thousands):

2019	$7,309
2020	6,138
2021	6,126
2022	7,942
2023	6,473
2024-2028	40,196
Net expense under the Retirement Plan consisted of:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Interest cost on projected benefit obligations	$4,771	$4,999	$4,972
Expected return on plan assets	(5,893)	(5,261)	(5,407)
Amortization of prior service cost	24	24	24
Recognized actuarial loss	1,146	1,097	959
Net pension expense	$48	$859	$548
Actuarial computations used to determine net periodic costs were made utilizing the following weighted-average assumptions:

	Years Ended December 31,
	2018	2017	2016
Discount rate on benefit obligations	3.90%	4.55%	4.75%
Expected long-term rate of return on plan assets	5.75%	6.00%	6.50%
In developing the expected long-term rate of return on plan assets of 5.75%, management considered the historical returns and future expectations for returns for each asset category, as well as the target asset allocation of the portfolio. The expected long-term rate of return on assets is based on weighted average expected returns for each asset class.
As of December 31, 2018, the mortality projection assumption has been updated to use the generational MP-2018 improvement scale. Previously, mortality was projected generationally using the MP-2017 improvements scale. The base mortality assumption remains at the RP-2014 white-collar mortality table for males and females adjusted back to 2006 using the MP-2014 improvement scale.
The Internal Revenue Service (“IRS”) recently updated the mortality tables used to determine lump sums. For fiscal year-end 2018, we reflected the most recently published IRS table for lump sums assumed to be paid in 2019. We projected future mortality for lump sums assumed to be paid after 2019 using the current base mortality tables (RP-2014 backed off to 2006) and projection scales of MP-2018.
The Retirement Plan’s asset allocation percentages consisted of:

	December 31,
	2018	2017
Equity	43%	66%
Debt securities	41	15
Other	16	19
	100%	100%

The guidelines regarding allocation of assets are formalized in the Investment Policy Statement adopted by the Investment Committee for the Retirement Plan. The objective of the investment program is to enhance the portfolio of the Retirement Plan through total return (capital appreciation and income), thereby promoting the ongoing ability of the plan to meet future liabilities and obligations, while minimizing the need for additional contributions. The guidelines specify an allocation weighting of 10% to 35% for liability hedging investments (target of 20%), 15% to 40% for return seeking investments (target of 27%), 5% to 35% for risk mitigating investments (target of 14%), 10% to 35% for diversifying investments (target of 21%) and 5% to 35% for dynamic asset allocation (target of 18%). Investments in mutual funds, hedge funds (and other alternative investments), and other commingled investment vehicles are permitted under the guidelines. Investments are permitted in overlay portfolios (regulated mutual funds), which are designed to manage short-term portfolio risk and mitigate the effect of extreme outcomes by varying the asset allocation of a portfolio.
See Note 10, Fair Value for a description of how we measure the fair value of our plan assets.
The valuation of our Retirement Plan assets by pricing observability levels as of December 31, 2018 and 2017 was as follows (in thousands):

	Level 1	Level 2	Level 3	Total
December 31, 2018
Cash	$238	$—	$—	$238
U.S. Treasury Strips	—	22,355	—	22,355
Fixed income mutual funds	18,362	—	—	18,362
Equity mutual fund	26,508	—	—	26,508
Equity securities	8,970	—	—	8,970
Total assets in the fair value hierarchy	54,078	22,355	—	76,433
Investments measured at net assets value	—	—	—	22,151
Investments at fair value	$54,078	$22,355	$—	$98,584

December 31, 2017
Cash	$91	$—	$—	$91
Fixed income mutual funds	23,696	—	—	23,696
Equity mutual fund	29,352	—	—	29,352
Equity securities	25,191	—	—	25,191
Total assets in the fair value hierarchy	78,330	—	—	78,330
Investments measured at net assets value	—	—	—	22,376
Investments at fair value	$78,330	$—	$—	$100,706
During 2018, the Retirement Plan's investments include the following:

•	U.S. Treasury strips;

•
two fixed income mutual funds which seek to generate income consistent with preservation of capital. One fund invests in a portfolio of investment-grade securities primarily in the U.S. with additional non-U.S. securities. The second fund invests in inflation-indexed fixed-income securities and similar bonds issued by non-U.S. governments and various commodities;

•
seven equity mutual funds, four of which focus on U.S.-based equity securities of various capitalization sizes ranging from small to large capitalizations and diversified portfolios within those capitalization ranges; and three funds which focus on non-U.S. based equity securities of various capitalization sizes ranging from small to large capitalizations and diversified portfolios therein across non-U.S. regions;

•
separate equity and fixed income mutual funds, which seek to moderate the volatility of equity and fixed income oriented asset allocation over the long term, as part of the overall asset allocation managed by AB;

•
a multi-style, multi-cap integrated portfolio adding U.S. equity diversification to its value and growth equity selections, designed to deliver a long-term premium to the S&P 500 with greater consistency across a range of market environments; and

•
investments measured at net asset value, including three hedge funds which seek to provide attractive risk-adjusted returns over full market cycles with less volatility than the broad equity markets by allocating all or substantially all of their assets among portfolio managers through portfolio funds that employ a broad range of investment strategies; one private investment trust which invests primarily in equity securities of non-U.S. companies located in emerging market countries; and one collective investment trust which invests in U.S. and non-U.S. equities of various capitalization sizes.

During 2017, the Retirement Plan’s investments included the following:

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

19. Long-term Incentive Compensation Plans
We maintain an unfunded, non-qualified incentive compensation program known as the AllianceBernstein Incentive Compensation Award Program (“Incentive Compensation Program”), under which annual awards may be granted to eligible employees. See Note 2, "Summary of Significant Accounting Policies – Long-Term Incentive Compensation Plans" for a discussion of the award provisions.
Under the Incentive Compensation Program, we made awards in 2018, 2017 and 2016 aggregating $183.3 million, $168.2 million and $157.8 million, respectively. The amounts charged to employee compensation and benefits for the years ended December 31, 2018, 2017 and 2016 were $161.0 million, $172.8 million and $153.8 million, respectively.
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

As of December 31, 2018, no options to buy AB Holding Units had been granted and 14,352,740 AB Holding Units, net of withholding tax requirements, were subject to other AB Holding Unit awards made under the 2017 Plan or the AllianceBernstein 2010 Long Term Incentive Plan, as amended, an equity compensation plan with similar terms that was canceled on September 30, 2017. AB Holding Unit-based awards (including options) in respect of 45,647,260 AB Holding Units were available for grant under the 2017 Plan as of December 31, 2018.
Option Awards
We did not grant any options to buy AB Holding Units during 2018 or 2017. Historically, options granted to employees generally were exercisable at a rate of 20% of the AB Holding Units subject to such options on each of the first five anniversary dates of the date of grant; options granted to Eligible Directors generally were exercisable at a rate of 33.3% of the AB Holding Units subject to such options on each of the first three anniversary dates of the date of grant. During 2016, we granted 54,546 options to Eligible Directors with a grant date value of $2.75, determined using the Black-Scholes option valuation model with the following assumptions:

2016
Risk-free interest rate	1.3%
Expected cash distribution yield	7.1%
Historical volatility factor	31.0%
Expected term	6.0 years
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
The option-related activity in our equity compensation plans during 2018 is as follows:

	Options to Buy AB Holding Units	Weighted Average Exercise Price Per Option	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2017	3,082,470	$52.37	1.2
Granted	—	—
Exercised	(889,119)	18.66
Forfeited	—	—
Expired	(1,522,108)	85.09
Outstanding as of December 31, 2018	671,243	22.83	1.6	$3.0
Exercisable as of December 31, 2018	634,877	22.84	1.5	2.8
Vested or expected to vest as of December 31, 2018	671,243	22.83	1.6	3.0
The total intrinsic value of options exercised during 2018, 2017 and 2016 was $8.9 million, $8.3 million and $2.1 million, respectively.
Under the fair value method, compensation expense is measured at the grant date based on the estimated fair value of the options awarded (determined using the Black-Scholes option valuation model) and is recognized over the required service period. We recorded no compensation expense related to option grants in 2018 and 2017 as no options were granted. We recorded compensation expense relating to option grants of $0.2 million in 2016. As of December 31, 2018, there was no compensation expense related to unvested option grants not yet recognized in the consolidated statement of income.
Restricted AB Holding Unit Awards

In 2018, 2017 and 2016, the Board granted restricted AB Holding Unit awards to Eligible Directors. These AB Holding Units give the Eligible Directors, in most instances, all the rights of other AB Holding Unitholders, subject to such restrictions on transfer as the Board may impose. We awarded 53,720, 50,252 and 46,382 restricted AB Holding Units, respectively, in 2018, 2017 and 2016 with grant date fair values per restricted AB Holding Unit of $26.90 in 2018, $21.25 and $24.80 in 2017 and $22.64 in 2016. All of the restricted AB Holding Units vest ratably over three or four years. We fully expensed these awards on each grant date, as there is no service requirement. We recorded compensation expense relating to these awards of $1.4 million, $1.1 million and $1.1 million, respectively, for the years ended December 31, 2018, 2017 and 2016.
On April 28, 2017, the Board removed Peter S. Kraus from his position as Chairman of the Board and Chief Executive Officer ("CEO"). As part of his June 2012 employment agreement he was granted 2.7 million restricted AB Holding Units, which were scheduled to vest ratably over the employment term (January 3, 2014 through January 2, 2019). Under US GAAP, the compensation expense for the AB Holding Unit award under the June 2012 employment agreement of $33.1 million (based on the $12.17 grant date AB Holding Unit price) was being amortized on a straight-line basis over 6.5 years, beginning on the grant date. As a result of his removal we accelerated the vesting on his remaining two tranches and delivered the AB Holding Units to him in June 2017. We recorded compensation expense relating to Mr. Kraus's restricted AB Holding Unit grants of $10.2 million and $5.1 million for the years ended December 31, 2017 and 2016, respectively.
On April 28, 2017, Seth P. Bernstein was appointed President and CEO to provide services pursuant to an employment agreement, effective May 1, 2017. In connection with the commencement of his employment, Mr. Bernstein was granted restricted AB Holding Units with a grant date fair value of $3.5 million (164,706 AB Holding Units based on the $21.25 grant date AB Holding Unit price on May 16, 2017) and a four-year service requirement. Mr. Bernstein's restricted AB Holding Units vest ratably on each of the first four anniversaries of his commencement date and will be delivered to Mr. Bernstein as soon as administratively feasible after May 1, 2021, subject to accelerated vesting clauses in his employment agreement. We recorded compensation expense relating to Mr. Bernstein's restricted AB Holding Unit grants of $0.9 million and $0.6 million for the years ended December 31, 2018 and 2017, respectively.
Under the Incentive Compensation Program, we awarded 6.5 million restricted AB Holding Units in 2018 (which included 6.2 million restricted AB Holding Units in December for the 2018 year-end awards as well as 0.3 million additional restricted AB Holding Units granted earlier during the year relating to the 2017 year-end awards), 6.3 million restricted AB Holding Units in 2017 (which included 6.1 million restricted AB Holding Units in December for the 2017 year-end awards as well as 0.2 million additional restricted AB Holding Units granted earlier during the year relating to the 2016 year-end awards), and 6.1 million restricted AB Holding Units in 2016 (substantially all of which were restricted AB Holding Units granted in December for the 2016 year-end awards as well as minimal restricted AB Holding Units granted earlier during the year relating to the 2015 year-end awards). The grant date fair values per restricted AB Holding Unit ranged between $24.95 and $26.69 in 2018, $23.00 and $24.95 in 2017, and were $19.45 and $23.20 in 2016. Restricted AB Holding Units awarded under the Incentive Compensation Program generally vest in 25% increments on December 1st of each of the four years immediately following the year in which the award is granted.
We also award restricted AB Holding Units in connection with certain employment and separation agreements, as well as relocation-related performance awards, with vesting schedules ranging between two and five years. The fair value of the restricted AB Holding Units is amortized over the required service period as employee compensation expense. We awarded 2.6 million, 1.8 million and 1.0 million restricted AB Holding Units in 2018, 2017 and 2016, respectively, with grant date fair values per restricted AB Holding Unit ranging between $25.05 and $30.25 in 2018, $21.25 and $25.65 in 2017 and $18.67 and $25.34 in 2016. We recorded compensation expense relating to restricted AB Holding Unit grants in connection with certain employment and separation agreements of $32.2 million, $21.6 million and $11.2 million, respectively, for the years ended December 31, 2018, 2017 and 2016.
Changes in unvested restricted AB Holding Units during 2018 are as follows:

	AB Holding Units	Weighted Average Grant Date Fair Value per AB Holding Unit
Unvested as of December 31, 2017	19,072,910	$23.82
Granted	9,123,321	26.64
Vested	(7,128,611)	23.72
Forfeited	(853,231)	24.02
Unvested as of December 31, 2018	20,214,389	25.12

The total grant date fair value of restricted AB Holding Units that vested during 2018, 2017 and 2016 was $169.1 million, $177.0 million and $159.4 million, respectively. As of December 31, 2018, the 20,214,389 unvested restricted AB Holding Units consist of 15,380,549 restricted AB Holding Units that do not have a service requirement and have been fully expensed on the grant date and 4,883,840 restricted AB Holding Units that have a service requirement and will be expensed over the required service period. As of December 31, 2018, there was $87.1 million of compensation expense related to unvested restricted AB Holding Unit awards granted and not yet recognized in the consolidated statement of income. We expect to recognize the expense over a weighted average period of 3.6 years.
20. Units Outstanding
Changes in AB Units outstanding for the years ended December 31, 2018 and 2017 were as follows:

	2018	2017
Outstanding as of January 1,	268,659,333	268,893,534
Options exercised	889,119	1,179,860
Units issued	6,153,320	5,546,695
Units retired(1)	(6,851,496)	(6,960,756)
Outstanding as of December 31,	268,850,276	268,659,333
(1) During 2018 and 2017, we purchased 5,346 and 44,000 AB Units, respectively, in private transactions and retired them.
21. Income Taxes
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
In order to preserve AB’s status as a private partnership for federal income tax purposes, AB Units must not be considered publicly traded. The AB Partnership Agreement provides that all transfers of AB Units must be approved by AXA Equitable Life Insurance Company (a subsidiary of EQH, “AXA Equitable”) and the General Partner; AXA Equitable and the General Partner approve only those transfers permitted pursuant to one or more of the safe harbors contained in the relevant Treasury regulations. If AB Units were considered readily tradable, AB’s net income would be subject to federal and state corporate income tax, significantly reducing its quarterly distributions to AB Holding. Furthermore, should AB enter into a substantial new line of business, AB Holding, by virtue of its ownership of AB, would lose its status as a “grandfathered” publicly-traded partnership and would become subject to corporate income tax, which would reduce materially AB Holding’s net income and its quarterly distributions to AB Holding Unitholders.
The 2017 Tax Act was enacted in the U.S. on December 22, 2017. The 2017 Tax Act reduced the U.S. federal corporate income tax rate to 21% from 35%, required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and created new taxes on certain foreign-sourced earnings. In 2017, we recorded provisional amounts for certain enactment-date effects of the 2017 Tax Act by applying the guidance in SAB 118 because we had not yet completed our enactment-date accounting for these effects. In 2018, we completed our assessment and recorded adjustments to our initial provisional amounts.

The provisions of the 2017 Tax Act that had a significant impact on our income tax balance sheet and income statement accounts are as follows:

•
We recorded an approximate $22.5 million charge to our 2017 income tax expense to account for deemed repatriation of foreign earnings. As a result of our completed analysis in 2018, we recorded an additional $1.1 million to our income tax expense. Management elected to pay the federal transition tax over a period of eight years as permitted by the 2017 Tax Act. During 2018, we paid $1.8 million of the $23.6 million transition tax. The remaining $21.8 million is recorded to income tax payable on our consolidated statement of financial condition and will be paid out over the next seven years.

•
We recorded an approximate $3.3 million charge to our 2017 income tax expense to reduce our net deferred tax assets due to the lower corporate income tax rate. We completed our analysis in 2018 and determined no adjustment was necessary.

•
We analyzed the impact of the tax on global intangible low-taxed income (“GILTI”) and elected to treat GILTI as a period cost. In 2018, management's estimate of tax on GILTI income was fully offset by available foreign tax credits. As a result of our completed analysis in 2018, there was no period cost required.

•
We analyzed the impact of the base erosion anti-abuse tax (“BEAT”), which taxes certain payments between a U.S. corporation and its foreign subsidiaries. Based on current guidance in 2018, it was determined that we will not be subject to BEAT.

•	We recorded a $2.3 million charge to our 2018 income tax expense as a result of our evaluation of the reversal of the indefinite reinvestments assertions for certain non-U.S. corporate subsidiaries.

Earnings before income taxes and income tax expense consist of:

	Years Ended December 31,
	2018	2017	2016
	(in thousands)
Earnings before income taxes:
United States	$672,221	$634,515	$614,261
Foreign	153,093	139,395	108,904
Total	$825,314	$773,910	$723,165
Income tax expense:
Partnership UBT	$5,251	$2,986	$5,363
Corporate subsidiaries:
Federal	(4,030)	18,079	291
State and local	2,888	803	1,064
Foreign	36,529	29,365	28,158
Current tax expense	40,638	51,233	34,876
Deferred tax (benefit)	5,178	1,877	(6,557)
Income tax expense	$45,816	$53,110	$28,319
The principal reasons for the difference between the effective tax rates and the UBT statutory tax rate of 4.0% are as follows:

	Years Ended December 31,
	2018		2017		2016
	(in thousands)
UBT statutory rate	$33,012	4.0%	$30,956	4.0%	$28,927	4.0%
Corporate subsidiaries' federal, state, and local	1,522	0.2	2,558	0.3	5,820	0.8
Foreign subsidiaries taxed at different rates	30,689	3.7	25,406	3.3	23,646	3.3
2017 Tax Act	1,155	0.1	25,846	3.3	—	—
FIN 48 release	(5,177)	(0.6)	(3,318)	(0.4)	—	—
UBT business allocation percentage rate change	2,657	0.3	—	—	—	—
Deferred tax and payable write-offs	2,932	0.4	(9,542)	(1.2)	(14,883)	(2.1)
Foreign outside basis difference	2,273	0.3	—	—	—	—
Effect of ASC 740 adjustments, miscellaneous taxes, and other	(2,521)	(0.3)	1,903	0.2	2,254	0.3
Income not taxable resulting from use of UBT business apportionment factors and effect of compensation charge	(20,726)	(2.5)	(20,699)	(2.6)	(17,445)	(2.4)
Income tax expense and effective tax rate	$45,816	5.6	$53,110	6.9	$28,319	3.9
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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Years Ended December 31,
	2018	2017	2016
	(in thousands)
Balance as of beginning of period	$8,478	$12,596	$12,004
Additions for prior year tax positions	—	—	—
Reductions for prior year tax positions	—	(1,849)	—
Additions for current year tax positions	—	—	592
Reductions for current year tax positions	—	—	—
Reductions related to closed years/settlements with tax authorities	(4,585)	(2,269)	—
Balance as of end of period	$3,893	$8,478	$12,596
The amount of unrecognized tax benefits as of December 31, 2018, 2017 and 2016, when recognized, is recorded as a reduction to income tax expense and reduces the company’s effective tax rate.
Interest and penalties, if any, relating to tax positions are recorded in income tax expense on the consolidated statements of income. The total amount of interest expense (credit) recorded in income tax expense during 2018, 2017 and 2016 was $0.1 million, $0.3 million and $0.7 million, respectively. The total amount of accrued interest recorded on the consolidated statements of financial condition as of December 31, 2018, 2017 and 2016 is $0.3 million, $0.7 million and $1.7 million, respectively. There were no accrued penalties as of December 31, 2018, 2017 or 2016.
Generally, the company is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for any year prior to 2014, except as set forth below.
During the third quarter of 2018, the City of New York notified us of an examination of AB's UBT returns for the years 2013 through 2016. The examination is ongoing.
As a result of the expiration of the statute of limitations on an acquisition goodwill reserve, the full gross unrecognized tax benefit of approximately $4.6 million was released. The company also released the full accrued interest amount of $0.6 million.
Currently, there are no income tax examinations at our significant non-U.S. subsidiaries. Years that remain open and may be subject to examination vary under local law, and range from one to seven years.
At December 31, 2018, it is not reasonably possible that any of our unrecognized tax benefits will change within the next twelve months due to completion of tax authority exams.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effect of significant items comprising the net deferred tax asset (liability) is as follows:

	December 31,
	2018	2017
	(in thousands)
Deferred tax asset:
Differences between book and tax basis:
Benefits from net operating loss carryforwards	$2,518	$3,405
Long-term incentive compensation plans	22,342	21,204
Investment basis differences	3,606	5,967
Depreciation and amortization	1,248	2,214
Other, primarily accrued expenses deductible when paid	3,903	3,601
	33,617	36,391
Less: valuation allowance	(490)	(497)
Deferred tax asset	33,127	35,894
Deferred tax liability:
Differences between book and tax basis:
Intangible assets	6,852	6,286
Investment in foreign subsidiaries	1,653	—
Other	1,758	1,007
Deferred tax liability	10,263	7,293
Net deferred tax asset	$22,864	$28,601
Valuation allowances of $0.5 million were established as of both December 31, 2018 and 2017, primarily due to realizing certain deferred compensation awards and the uncertainty of net operating loss ("NOL") carryforwards given the future losses expected to be incurred by the applicable subsidiaries. We had NOL carryforwards at December 31, 2018 and December 31, 2017 of approximately $32.4 million and $38.7 million, respectively, in certain foreign locations with an indefinite expiration.
The net deferred tax asset is included in other assets on the consolidated statement of financial condition. Management has determined that realization of the net deferred tax asset is more likely than not based on anticipated future taxable income.
The company provides income taxes on the unremitted earnings of non-U.S. corporate subsidiaries except to the extent that such earnings are indefinitely reinvested outside the United States. As of December 31, 2018, $28.6 million of undistributed earnings of non-U.S. corporate subsidiaries were permanently invested outside the U.S. At existing applicable income tax rates, additional taxes of approximately $6.0 million would need to be provided if such earnings are remitted.

22. Business Segment Information
Management has assessed the requirements of ASC 280, Segment Reporting, and determined that, because we utilize a consolidated approach to assess performance and allocate resources, we have only one operating segment. Enterprise-wide disclosures as of and for the years ended December 31, 2018, 2017 and 2016 were as follows:
Services
Net revenues derived from our investment management, research and related services were as follows:

	Years Ended December 31,
	2018	2017	2016
	(in thousands)
Institutions	$479,068	$477,140	$422,060
Retail	1,494,445	1,423,890	1,261,907
Private Wealth Management	883,234	787,362	711,599
Bernstein Research Services	439,432	449,919	479,875
Other	123,581	185,375	162,461
Total revenues	3,419,760	3,323,686	3,037,902
Less: Interest expense	52,399	25,165	9,123
Net revenues	$3,367,361	$3,298,521	$3,028,779
Our AllianceBernstein Global High Yield Portfolio, an open-end fund incorporated in Luxembourg (ACATEUH: LX), generated approximately 10%, 11% and 10% of our investment advisory and service fees and 10%, 12% and 10% of our net revenues during 2018, 2017 and 2016, respectively.
Geographic Information
Net revenues and long-lived assets, related to our U.S. and international operations, as of and for the years ended December 31, were as follows:

	2018	2017	2016
	(in thousands)
Net revenues:
United States	$1,940,267	$1,958,844	$1,901,571
International	1,427,094	1,339,677	1,127,208
Total	$3,367,361	$3,298,521	$3,028,779
Long-lived assets:
United States	$3,262,722	$3,313,958
International	56,069	46,221
Total	$3,318,791	$3,360,179
Major Customers
Company-sponsored mutual funds are distributed to individual investors through broker-dealers, insurance sales representatives, banks, registered investment advisers, financial planners and other financial intermediaries. Certain subsidiaries of AXA and EQH, including AXA Advisors, LLC, have entered into selected dealer agreements with AllianceBernstein Investments and have been responsible for 1%, 1% and 2% of our open-end mutual fund sales in 2018, 2017 and 2016, respectively. HSBC was responsible for approximately 7%, 9% and 12% of our open-end mutual fund sales in 2018, 2017 and 2016, respectively. Neither AXA, EQH nor HSBC is under any obligation to sell a specific amount of AB Fund shares and each also sells shares of mutual funds that it sponsors and that are sponsored by unaffiliated organizations.
AXA, EQH and the general and separate accounts of AXA Equitable (including investments by the separate accounts of AXA Equitable in the funding vehicle EQ Advisors Trust) accounted for approximately 5% of our total revenues for each of the years ended December 31, 2018, 2017 and 2016. No single institutional client other than AXA, EQH and the respective subsidiaries accounted for more than 1% of our total revenues for the years ended December 31, 2018, 2017 and 2016.

23. Related Party Transactions
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

	Years Ended December 31,
	2018	2017	2016
	(in thousands)
Investment advisory and services fees	$1,207,086	$1,148,467	$998,892
Distribution revenues	403,965	397,674	371,604
Shareholder servicing fees	74,019	73,310	76,201
Other revenues	7,262	6,942	6,253
Bernstein Research Services	33	13	5
AXA, EQH and their Subsidiaries
We provide investment management and certain administration services to AXA, EQH and their subsidiaries. In addition, AXA, EQH and their subsidiaries distribute company-sponsored mutual funds, for which they receive commissions and distribution payments. Sales of company-sponsored mutual funds through EQH and its subsidiaries aggregated approximately $0.4 billion, $0.5 billion and $0.8 billion for the years ended December 31, 2018, 2017 and 2016, respectively. Also, we are covered by various insurance policies maintained by EQH and itd subsidiaries and we pay fees for technology and other services provided by AXA, EQH and their subsidiaries. Aggregate amounts included in the consolidated financial statements for transactions with AXA, EQH and their subsidiaries, as of and for the years ended December 31, are as follows:

	2018	2017	2016
	(in thousands)
Revenues:
Investment advisory and services fees	$169,157	$157,430	$150,016
Bernstein Research Services	134	403	583
Distribution revenues	13,897	13,387	12,145
Other revenues	1,729	1,130	969
	$184,917	$172,350	$163,713
Expenses:
Commissions and distribution payments to financial intermediaries	$21,567	$19,202	$16,077
General and administrative	15,006	12,428	16,315
Other	1,485	1,696	1,653
	$38,058	$33,326	$34,045
Balance Sheet:
Institutional investment advisory and services fees receivable	$17,612	$13,806
Prepaid expenses	364	2,905
Other due to AXA, EQH and their subsidiaries	(7,259)	(19,666)
	$10,717	$(2,955)

Other Related Parties
The consolidated statements of financial condition include a net receivable from AB Holding as a result of cash transactions for fees and expense reimbursements. The net receivable balance included in the consolidated statements of financial condition as of December 31, 2018 and 2017 was $11.4 million and $11.1 million, respectively.

24. Acquisitions
Acquisitions are accounted for under ASC 805, Business Combinations.
On November 20, 2018, we made an offer to acquire 100% of the partnership interests in Autonomous Research ("Autonomous"), an institutional research firm. The acquisition is expected to close in the second quarter of 2019.
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
On June 20, 2014, we acquired an 81.7% ownership interest in CPH Capital Fondsmaeglerselskab A/S (“CPH”), a Danish asset management firm that managed approximately $3 billion in global core equity assets for institutional investors, for a cash payment of $64.4 million and a contingent consideration payable of $9.4 million based on projected assets under management levels over a three-year measurement period. The excess of the purchase price over the fair value of identifiable assets acquired resulted in the recognition of $58.1 million of goodwill. We recorded $24.1 million of finite-lived intangible assets relating to separately-managed account relationships and $3.5 million of indefinite-lived intangible assets relating to an acquired fund’s investment contract. We also recorded redeemable non-controlling interests of $16.5 million relating to the fair value of the portion of CPH we did not own. During 2018, 2017, and 2016, we purchased additional shares of CPH, bringing our ownership interest to 96.8% as of December 31, 2018.
The 2016 acquisition has not had a significant impact on 2018, 2017 or 2016 revenues and earnings. As a result, we have not provided supplemental pro forma information.
25. Non-controlling Interests
Non-controlling interest in net income for the years ended December 31, 2018, 2017 and 2016 consisted of the following:

	2018	2017	2016
	(in thousands)

Non-redeemable non-controlling interests:
Consolidated company-sponsored investment funds	(119)	9,353	11,086
Other	188	279	312
Total non-redeemable non-controlling interest	69	9,632	11,398
Redeemable non-controlling interests:
Consolidated company-sponsored investment funds	21,841	48,765	10,090
Total non-controlling interest in net income (loss)	$21,910	$58,397	$21,488

Non-redeemable non-controlling interest as of December 31, 2018 and 2017 consisted of the following:

	2018	2017
	(in thousands)

Consolidated company-sponsored investment funds	$—	$757
CPH	949	807
Total non-redeemable non-controlling interest	$949	$1,564

Redeemable non-controlling interest as of December 31, 2018 and 2017 consisted of the following:

	2018	2017
	(in thousands)

Consolidated company-sponsored investment funds	$145,921	$596,223
CPH	2,888	5,364
Total redeemable non-controlling interest	$148,809	$601,587

26. Quarterly Financial Data (Unaudited)

	Quarters Ended 2018
	December 31	September 30	June 30	March 31
	(in thousands, except per unit amounts)
Net revenues	$804,660	$850,176	$844,738	$867,787
Net income attributable to AB Unitholders	$188,053	$203,674	$181,665	$184,196
Basic net income per AB Unit(1)	$0.70	$0.75	$0.66	$0.68
Diluted net income per AB Unit(1)	$0.70	$0.75	$0.66	$0.68
Cash distributions per AB Unit(2)(3)	$0.71	$0.76	$0.69	$0.80

	Quarters Ended 2017
	December 31	September 30	June 30	March 31
	(in thousands, except per unit amounts)
Net revenues	$919,141	$812,150	$802,313	$764,917
Net income attributable to AB Unitholders	$246,409	$140,954	$135,103	$139,937
Basic net income per AB Unit(1)	$0.92	$0.53	$0.50	$0.52
Diluted net income per AB Unit(1)	$0.92	$0.52	$0.50	$0.51
Cash distributions per AB Unit(2)(3)	$0.91	$0.58	$0.56	$0.52

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
Management assessed the effectiveness of AB Holding’s and AB’s internal control over financial reporting as of December 31, 2018. In making its assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013) (“COSO criteria”).
Based on its assessment, management concluded that, as of December 31, 2018, each of AB Holding and AB maintained effective internal control over financial reporting based on the COSO criteria.
PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the 2018 financial statements included in this Form 10-K, has issued an attestation report on the effectiveness of each of AB Holding’s and AB’s internal control over financial reporting as of December 31, 2018. The report pertaining to AB can be found in Item 8. The report pertaining to AB Holding can be found in Item 8 of AB Holding's Form 10-K for the year ended December 31, 2018.
Changes in Internal Control Over Financial Reporting
No changes in our internal control over financial reporting occurred during the fourth quarter of 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information
We reported all information required to be disclosed on Form 8-K during the fourth quarter of 2018.

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

General Partner

The Partnerships’ activities are managed and controlled by the General Partner. The Board of the General Partner acts as the Board of each of the Partnerships. Neither AB Unitholders nor AB Holding Unitholders have any rights to manage or control the Partnerships or to elect directors of the General Partner. The General Partner is a subsidiary of EQH.

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

Board of Directors

Our Board currently consists of 11 directors, including our President and CEO, our Chairman of the Board, the Chairman of the Board of AXA, two senior executives of EQH, and six independent directors. While we do not have a formal, written diversity policy in place, we believe that an effective board consists of a diverse group of individuals who collectively possess a variety of complementary skills and perspectives and who will work together to provide a board with the needed leadership and experience to successfully guide our company. As set forth in its charter, the Corporate Governance Committee of the Board (“Governance Committee”) assists the Board in identifying and evaluating such candidates, determining Board composition, developing and monitoring a process to assess Board effectiveness, developing and implementing corporate governance guidelines, and reviewing programs relating to matters of corporate responsibility.

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

As of February 13, 2019, our directors are as follows:

Robert B. Zoellick
Mr. Zoellick, age 65, was appointed Non-Executive Chairman of the Board in April 2017. He also serves as a Senior Counselor of the Brunswick Group and on the boards of Temasek (a sovereign fund of Singapore) and Twitter. He is a member of the Swiss Re International Advisers and a Senior Fellow at The Belfer Center at Harvard University. From 2013 to 2016, Mr. Zoellick chaired Goldman Sachs Group’s International Advisors. From 2007 to 2012, he served as the 11th president of the World Bank, and from 2006 to 2007, was vice chairman, international, of Goldman Sachs Group and chairman of Goldman Sachs's International Advisors. Mr. Zoellick served as Deputy Secretary of the U.S. Department of State from 2005 to 2006, and was U.S. Trade Representative from 2001 to 2005. He also held several positions in the Reagan and George H. W. Bush administrations, serving as Under Secretary of State for Economic and Agricultural Affairs, Counselor of the State Department, White House Deputy Chief of Staff, Counselor to the Secretary of the Treasury, and Deputy Assistant Secretary of the Treasury for Financial Institutions Policy. From 1993 to 1997, Mr. Zoellick was executive vice president for Housing and Law at Fannie Mae. Mr. Zoellick has served on the Board of Directors of Temasek, since 2013, and as a Senior Fellow at The Belfer Center, since 2012.

Mr. Zoellick brings to the Board the in-depth knowledge of world affairs and financial services he has developed through his years of service with the U.S. government, as the former president of the World Bank and through the various positions he held with Goldman Sachs.
Seth P. Bernstein
Mr. Bernstein, age 57, was appointed President and Chief Executive Officer in April 2017 and began serving in this role on May 1, 2017. Prior to his appointment, he had a distinguished 32 year career at JPMorgan Chase, most recently as managing director and global head of Managed Solutions and Strategy at J.P. Morgan Asset Management. In this role, Mr. Bernstein was responsible for the management of all discretionary assets within the Private Banking client segment. Among other roles, he served as managing director and global head of Fixed Income and Currency for 10 years, concluding in 2012. Prior to that, Mr. Bernstein held the position of chief financial officer at JPMorgan Chase’s Investment Management and Private Banking division. Mr. Bernstein is a member of the Management Committee of EQH and the Board of Managers of Haverford College, Pennsylvania.

Mr. Bernstein brings to the Board the diverse financial services experience he developed through his extensive service at JPMorgan Chase.
Paul L. Audet
Mr. Audet, age 65, was appointed a director of AB in November 2017. He is the Co-Founder and Managing Member of Symmetrical Ventures LLC, a venture capital firm organized in 2015 and specializing in capital investments in start-ups and development stage companies. The firm evaluates investment opportunities in enterprises that aim to transform traditional business models through disruptive technologies. Previously, Mr. Audet served as a senior managing director at BlackRock, retiring in 2014 after a 35-year career in the financial services industry. During his BlackRock tenure, he held a number of executive leadership roles, including chief financial officer for nine years and head of the company’s U.S. active mutual funds, global real estate and global cash-management businesses. Mr. Audet’s affiliation with BlackRock started in 1994 when, as director of mergers and acquisitions for PNC Financial Services, he led the acquisition of BlackRock. He began his professional career in 1977 at PricewaterhouseCoopers and worked at PaineWebber and First Fidelity Bancorporation before moving on to BlackRock and PNC.

Mr. Audet brings to the Board the extensive financial services experience he has developed through his executive leadership roles at BlackRock.
Ramon de Oliveira
Mr. de Oliveira, age 64, was appointed a director of AB in April 2017. He has been a director of EQH since April 2018, AXA since 2010, and AXA Equitable and MONY Life Insurance Company of America since 2011. Additionally, he serves as Managing Director of the consulting firm Investment Audit Practice. Previously, Mr. de Oliveira held several executive positions at J.P. Morgan & Co. over the course of a 24-year tenure, including five years as chairman and chief executive officer of J.P. Morgan Investment Management. He was also a member of J.P. Morgan’s Management Committee from its inception in 1995.

Mr. de Oliveira brings to the Board the extensive buy-side and sell-side financial services experience he has developed through his executive leadership roles at JPMorgan Chase and Investment Audit Practice.
Denis Duverne
Mr. Duverne, age 65, was elected a director of AB in February 1996. On September 1, 2016, he was appointed Chairman of the Board of AXA after having served as Deputy CEO of AXA and a member of the Board of Directors of AXA since April 2010, when AXA changed its governance structure. Mr. Duverne was a member of the AXA Management Board from February 2003 through April 2010. He was CFO of AXA from May 2003 through December 2009. From January 2000 to May 2003, Mr. Duverne served as Group Executive Vice President-Finance, Control and Strategy. Mr. Duverne joined AXA as Senior Vice President in 1995.

Mr. Duverne brings to the Board the highly diverse experience he has attained from the many key roles he has served for AXA.

Barbara Fallon-Walsh
Ms. Fallon-Walsh, age 66, was appointed a director of AB in April 2017, and has been a director Banc of California since September 2018. She also has served as a director of MONY Life Insurance Company of America since 2012, and she previously served as a director of AXA Investment Managers, AXA IM and AXA Rosenberg Group. Before that, Ms. Fallon-Walsh held several executive positions at the Vanguard Group between 1995 and her retirement in 2012. She began her career and held various executive positions at Security Pacific Bank, which was acquired by Bank of America in 1992.

Ms. Fallon-Walsh brings to the Board the extensive financial services and insurance experience she has developed through her executive leadership roles at various AXA subsidiaries and the Vanguard Group.

Daniel G. Kaye
Mr. Kaye, age 64, was appointed a director of AB in April 2017. He has been a director of AXA Equitable Holdings since April 2018 and a director of AXA Equitable and MONY Life Insurance Company of America since 2015. From January 2013 to May 2014, he served as interim chief financial officer and treasurer of HealthEast Care System. Mr. Kaye retired from Ernst & Young in 2012 after a 35-year career, including 25 years as an audit partner. During his tenure at E&Y, Mr. Kaye served as the New England Area Managing Partner and the Midwest Area Managing Partner of Assurance. Mr. Kaye is a Certified Public Accountant and a National Association of Corporate Directors Board Leadership Fellow.

Mr. Kaye brings to the Board the extensive financial expertise he developed through his career at Ernst & Young and his directorships at EQH and certain of its subsidiaries.
Shelley B. Leibowitz
Ms. Leibowitz, age 57, was appointed a director of AB in November 2017. A leader among technology professionals, she currently serves as an advisor to senior executives and boards of directors in the areas of technology oversight and cybersecurity best practices. Prior to starting her current firm, SL Advisory, she served as group chief information officer for the World Bank, where she directed all aspects of technology (including strategy, innovation and support) across the bank’s more than 180 group offices based in Washington, DC, and around the world. Ms. Leibowitz has also served as chief information officer at Investment Risk Management, Morgan Stanley, Greenwich Capital Markets and other financial institutions. She currently sits on the board, as well as the Risk Oversight and Governance Committees, of E*TRADE Financial Corp. and serves as an Advisor to security intelligence firm Endgame. Ms. Leibowitz is a member of the Council on Foreign Relations, and on the Visiting Committee for the Center for Development Economics at Williams College.

Ms. Leibowitz brings to the Board her extensive experience in financial services as a seasoned chief information officer and her track record of strategy formulation and effective execution in the public and private sectors.
Anders Malmstrom
Mr. Malmstrom, age 51, was appointed a director of AB in April 2017. He is Senior Executive Vice President and Chief Financial Officer of AXA Equitable Holdings and AXA Equitable. Mr. Malmstrom is also a member of EQH's Management Committee. He joined AXA in 2012 from AXA Winterthur in Switzerland, where he was a member of the Executive Board and head of the Life Department. Before joining AXA Winterthur in 2009, Mr. Malmstrom was head of product management, Group Life Insurance, at Swiss Life in Zurich.

Mr. Malmstrom brings to the Board the significant experience in insurance and financial services he has developed in senior executive roles with various AXA entities and at Swiss Life.

Das Narayandas
Mr. Narayandas, age 58, was appointed a director of AB in November 2017. He is the Edsel Bryant Ford Professor of Business Administration at Harvard Business School ("HBS"), where he has been a faculty member since 1994. Mr. Narayandas also currently serves as the Senior Associate Dean and Chairman of Harvard Business School Publishing, and as the Senior Associate Dean of HBS External Relations. He previously served as the senior associate dean of HBS Executive Education, and as chair of the HBS Executive Education Advanced Management Program and the Program for Leadership Development, as well as course head of the required first-year marketing course in the MBA program. Mr. Narayandas has received the award for teaching excellence from the graduating HBS MBA class on several occasions. Other awards he has received include the Robert F. Greenhill Award for Outstanding Service to the HBS Community, the Charles M. Williams Award for Excellence in Teaching and the Apgar Award for Innovation in Teaching. His scholarship has focused on market-facing issues in traditional business-to-business marketing and professional service firms, including client management strategies, delivering service excellence, product-line management and channel design. Mr. Narayandas currently serves on the board of Titan Company Limited, a leading Indian brand marketer operating in the watch, jewelry, eyewear and wearable accessories segments.

Mr. Narayandas brings to the Board his wealth of experience at the highest level of academia in the U.S.
Mark Pearson
Mr. Pearson, age 60, was elected a director of AB in February 2011. In January 2011, he became director of AXA Equitable Holdings and currently serves as President and Chief Executive Officer. Mr. Pearson also serves as Chairman and CEO of AXA Equitable and as a member of EQH's Management Committee. Additionally, he has been a director of MONY Life Insurance Company of America since January 2011.

Mr. Pearson joined AXA in 1995 when AXA acquired National Mutual Funds Management Limited (presently AXA Asia Pacific Holdings Limited) and was appointed Regional Chief Executive of AXA Asia Life in 2001. From 2008 to 2011, Mr. Pearson was named President and CEO of AXA Japan Holding Co., Ltd. (“AXA Japan”). Prior to joining AXA, Mr. Pearson spent approximately

20 years in the insurance sector, holding several senior management positions at Hill Samuel, Schroders, National Mutual Holdings and Friends Provident. Mr. Pearson is a Fellow of the Chartered Public Association of Certified Public Accountants and is a director of the American Council of Life Insurers.

Mr. Pearson brings to the Board the diverse financial services experience he has developed through his service as an executive, including as CEO, with EQH, AXA Japan and other AXA affiliates.

Executive Officers (other than Mr. Bernstein)

Kate C. Burke, Head of Human Capital and Chief Talent Officer
Ms. Burke, age 47, has been Head of Human Capital and Chief Talent Officer since February 2016. She joined our firm in 2004 as an institutional equity salesperson with Bernstein Research Services and has held various managerial roles since that time. Prior to joining AB, Ms. Burke was a consultant at A.T. Kearney, where she focused on strategy, organizational design and change management.

Laurence E. Cranch, General Counsel
Mr. Cranch, age 72, has been our General Counsel since he joined our firm in 2004. Prior to joining AB, Mr. Cranch was a partner of Clifford Chance, an international law firm. Mr. Cranch joined Clifford Chance in 2000 when Rogers & Wells, a New York law firm of which he was Managing Partner, merged with Clifford Chance.

James A. Gingrich, COO
Mr. Gingrich, age 60, joined our firm in 1999 as a senior research analyst with Bernstein Research Services and has been our firm’s COO since December 2011. Prior to becoming COO, Mr. Gingrich held senior managerial positions in Bernstein Research Services, including Chairman and CEO from February 2007 to November 2011 and Global Director of Research from December 2002 to January 2007.

John C. Weisenseel, CFO
Mr. Weisenseel, age 59, joined our firm in May 2012 as Senior Vice President and CFO.  From 2004 to April 2012, he worked at The McGraw Hill Companies (“McGraw Hill”), where he served initially as Senior Vice President and Corporate Treasurer and, from 2007 to April 2012, as CFO of the firm’s Standard & Poor’s subsidiary.  Prior to joining McGraw Hill, Mr. Weisenseel was Vice President and Corporate Treasurer for Barnes & Noble, Inc.  Prior to joining Barnes & Noble, he spent ten years in various derivatives trading and financial positions at Citigroup.  A Certified Public Accountant, Mr. Weisenseel also has worked at KPMG LLP.

Changes in Directors and Executive Officers

There have been no changes in our directors and executive officers since we filed our Form 10-K for the year ended December 31, 2017.

Board Meetings

In 2018, the Board held:

•	regular meetings in February, April, May, July, September and November; and
•	a special meeting in December.

Generally, the Board holds six meetings annually: in February, April, May, July or August, September or October, and November. In addition, the Board holds special meetings or takes action by unanimous written consent as circumstances warrant. The Board has standing Executive, Audit and Risk, Compensation and Workplace Practices, and Governance Committees, each of which is described in further detail below. Each member of the Board, except for Mr. Malmstrom, attended 75% or more of the aggregate of all Board and committee meetings that he or she was entitled to attend in 2018.

Committees of the Board

The Executive Committee of the Board (“Executive Committee”) consists of Messrs. Bernstein, de Oliveira, Duverne, Pearson and Zoellick (Chair).

The Executive Committee exercises all of the powers and authority of the Board (with limited exceptions) when the Board is not in session, or when it is impractical to assemble the full Board. The Executive Committee held three meetings in 2018.

The Audit and Risk Committee of the Board (“Audit Committee”) consists of Ms. Leibowitz and Messrs. Audet and Kaye (Chair). The primary purposes of the Audit Committee are to:

•	assist the Board in its oversight of:
	•	the integrity of the financial statements of the Partnerships;
	•	the effectiveness of the Partnerships' internal control over financial reporting and the Partnerships' risk management framework and risk mitigation processes;
	•	the Partnerships’ status and system of compliance with legal and regulatory requirements and business conduct;
	•	the independent registered public accounting firm’s qualification and independence; and
	•	the performance of the Partnerships’ internal audit function; and

•	oversee the appointment, retention, compensation, evaluation and termination of the Partnerships’ independent registered public accounting firm.

Consistent with these functions, the Audit Committee encourages continuous improvement of, and fosters adherence to, the Partnerships’ policies, procedures and practices at all levels. With respect to these matters, the Audit Committee provides an open avenue of communication among the independent registered public accounting firm, senior management, the Internal Audit Department, the Chief Compliance Officer, the Chief Risk Officer and the Board. The Audit Committee held seven regular meetings and one special meeting in 2018.

The Compensation Committee consists of Ms. Fallon- Walsh (Chair) and Messrs. Audet, de Oliveira, Kaye, Pearson and Zoellick; Mr. Pearson replaced Denis Duverne on the Compensation Committee as of February 12, 2019. The Compensation Committee held three regular meetings and two special meetings in 2018.  For additional information about the Compensation Committee, see “Compensation Discussion and Analysis—Compensation Committee” in Item 11.

Also, in February 2019 the Compensation Committee established the Section 16 Subcommittee to ensure we can continue to utilize the short-swing trading exemption set forth in Section 16b-3 under the Exchange Act. Under this exemption, equity grants to our firm's executive officers are exempt from short-swing trading rules if each such grant is approved by the full Board or a committee of the Board consisting entirely of “non-employee” directors (generally, directors who are not officers of the company or an affiliate). The Section 16 Subcommittee consists of Ms. Fallon-Walsh (Chair) and Messrs. Audet, de Oliveira and Kaye.

The Governance Committee consists of Ms. Fallon-Walsh (Chair) and Messrs. Bernstein, Duverne, Narayandas and Zoellick. The Governance Committee:

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

The Governance Committee held two meetings in 2018.

The functions of each of the Board committees discussed above are more fully described in each committee’s charter. The charters are available on our Internet Site.

Audit Committee Financial Experts; Financial Literacy

In January 2018, the Governance Committee, after reviewing materials prepared by management, recommended that the Board determine that each of Messrs. Audet and Kaye was an “audit committee financial expert” within the meaning of Item 407(d) of Regulation S-K.  The Board so determined at its regular meeting held in February 2018.

In January 2019, the Governance Committee, after reviewing material prepared by management, recommended that the Board determine that each of Messrs. Audet and Kaye is an “audit committee financial expert” within the meaning of Item 407(d) of Regulation S-K.  The Board so determined at its regular meeting held in February 2019.

In January 2018, the Governance Committee, after reviewing materials prepared by management, recommended that the Board determine that each of Mses. Fallon-Walsh and Leibowitz and Messrs. Audet and Kaye is financially literate and possesses accounting or related financial management expertise, as contemplated by Section 303A.07(a) of the NYSE Listed Company Manual (“Financially Literate”).  The Board so determined at its regular meeting held in February 2018.

In January 2019, the Governance Committee, after reviewing materials prepared by management, recommended that the Board determine that each of Ms. Leibowitz and Messrs. Audet and Kaye is Financially Literate. The Board so determined at its regular meeting held in February 2019.

Independence of Certain Directors

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

In January 2019, the Governance Committee, after reviewing material prepared by management, recommended that the Board determine that each of Mses. Fallon-Walsh and Leibowitz and Messrs. Audet, de Oliveira, Kaye and Narayandas is independent. The Board determined, at its February 2019 regular meeting, that each of Mses. Fallon-Walsh and Leibowitz and Messrs. Audet, de Oliveira, Kaye and Narayandas is independent within the meaning of the relevant rules.

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

Risk Oversight

The Board, together with the Audit Committee, has oversight for our company’s risk management framework, which includes investment risk, credit and counterparty risk, and operational risk (includes legal/regulatory risk and cyber security risk), and is responsible for helping to ensure that these risks are managed in a sound manner. The Board has delegated to the Audit Committee, which consists entirely of independent directors, the responsibility to consider our company’s policies and practices with respect to investment, credit and counterparty, and operational risk assessment and risk management, including discussing with management the major financial, operational and reputational risk exposures and the steps taken to monitor and control such exposures. Members of the company's risk management team (including our Chief Information Security Officer), who are responsible for identifying, managing and controlling the array of risks inherent in our company’s business and operations, make quarterly reports to the Audit Committee, which address investment, credit and counterparty, and operational risk identification, assessment and monitoring. The Chief Risk Officer, whose expertise encompasses both quantitative research and associated investment risks, makes periodic presentations to the Board and/or the Audit Committee. He reports directly to our CEO and, since 2013, has had a reporting line to the Audit Committee.

The Board has determined that its leadership and risk oversight are appropriate for our company. Mr. Bernstein’s in-depth knowledge of financial services and extensive executive experience in the investment management industry make him suited to serve as our President and CEO, while Mr. Zoellick’s in-depth knowledge of world affairs and financial services developed through his years of service with the U.S. government have proved invaluable at enhancing the overall functioning of the Board. The Board believes that the combination of a separate Chairman and CEO, the Audit Committee, a specialized risk management team and significant involvement from our largest Unitholder (EQH) provide the appropriate leadership to help ensure effective risk oversight by the Board.

Code of Ethics and Related Policies

All of our directors, officers and employees are subject to our Code of Business Conduct and Ethics. The code is intended to comply with Section 303A.10 of the NYSE Listed Company Manual, Rule 204A-1 under the Investment Advisers Act and Rule 17j-1 under the Investment Company Act, as well as with recommendations issued by the Investment Company Institute regarding, among other things, practices and standards with respect to securities transactions of investment professionals. The Code of Business Conduct and Ethics establishes certain guiding principles for all of our employees, including sensitivity to our fiduciary obligations and ensuring that we meet those obligations. In addition, the Code, together with our firm's insider trading policy, restricts employees from trading when in possession of material non-public information of any kind, which can include the existence of a significant cybersecurity incident at our firm. Our Code of Business Conduct and Ethics may be found in the “Management & Governance” section of our Internet Site.

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

AB Holding is a limited partnership (as is AB). In addition, because the General Partner is a subsidiary of EQH, and the General Partner controls AB Holding (and AB), we believe we also would qualify for the “controlled company” exemption. However, we comply voluntarily with the charter requirements set forth in Sections 303A.04 and 303A.05.

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

The Governance Committee is responsible for considering any request for a waiver under the Code of Business Conduct and Ethics, the Item 406 Code, the AXA Group Compliance and Ethics Guide, and the EQH Policy Statement on Ethics from any director or executive officer of the General Partner. No such waiver has been granted to date and, if a waiver is granted in the future, such waiver would be described in the “Management & Governance” section of our Internet Site.

Our Internet Site, under the heading “Contact our Directors,” provides an e-mail address for any interested party, including Unitholders, to communicate with the Board. Our Corporate Secretary reviews e-mails sent to that address and has some discretion in determining how or whether to respond, and in determining to whom such e-mails should be forwarded. In our experience, substantially all of the e-mails received are ordinary client requests for administrative assistance that are best addressed by management, or solicitations of various kinds.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires directors of the General Partner and executive officers of the Partnerships, and persons who own more than 10% of the AB Holding Units or AB Units, to file with the SEC initial reports of ownership and reports of changes in ownership of AB Holding Units or AB Units. To the best of our knowledge, during 2018, we complied with all Section 16(a) filing requirements, except that Forms 4 relating to year-end AB Holding Unit awards to Mr. Bernstein, Ms. Burke, Mr. Cranch, Mr. Weisenseel and William R. Siemers (our firm's Chief Accounting Officer) were filed late. Our Section 16 filings can be found under “Investor & Media Relations” / “Reports & SEC Filings” on our Internet Site.

Item 11.    Executive Compensation

Compensation Discussion and Analysis (“CD&A”)
Compensation Philosophy and Goals

The intellectual capital of our employees is collectively the most important asset of our firm. We invest in people – we hire qualified people, train them, encourage them to give their best thinking to the firm and our clients, and compensate them in a manner designed to motivate, reward and retain them while aligning their interests with the interests of our Unitholders.
We structure our named executive officer compensation programs with the intent of enhancing firm-wide and individual performance and Unitholder value. Our “named executive officers” are:

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
•
recognize and support outstanding individual performance and behaviors that demonstrate and foster our firm’s culture of "Relentless Ingenuity," which includes the core competencies of relentlessness, ingeniousness, collaboration and accountability; and

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
Annual cash bonuses in respect of 2018 performance for each named executive officer (other than Mr. Bernstein) were determined and paid in late December 2018. These bonuses, and the 2018 long-term incentive compensation awards described immediately below, were based on management’s evaluation, subject to the Compensation Committee’s review and approval, of each named executive officer’s performance during the year, the performance of the named executive officer’s business unit or function compared to business and operational goals established at the beginning of the year, and the firm’s current-year financial performance. For more information regarding the factors considered when determining cash bonuses for named executive officers, see “Other Factors Considered When Determining Named Executive Officer Compensation” below.
In respect of 2018, Mr. Bernstein received a cash bonus of $3,500,000 in accordance with the terms of the employment agreement into which he entered with the General Partner, AB and AB Holding as of May 1, 2017 (“CEO Employment Agreement”) and after review of Mr. Bernstein's performance during 2018 by the Compensation Committee and other directors. Please refer to “Overview of Our President and CEO’s Compensation” below for additional information relating to Mr. Bernstein’s cash bonus and other compensation elements.
On February 13, 2017, the Board approved a grant to Mr. Gingrich of 883,653 restricted AB Holding Units with a grant date fair value of approximately $21 million, in lieu of cash bonus and year-end long-term incentive compensation awards for 2017, 2018 and 2019 for which Mr. Gingrich otherwise would have been eligible under our firm's Incentive Compensation Award Program ("ICAP"); provided, Mr. Gingrich is eligible to receive at the end of each such year an additional cash bonus, but only to the extent approved by the Compensation Committee. The Compensation Committee determined that a special cash bonus was warranted for Mr. Gingrich's performance in 2018 and awarded him a $1,000,000 cash bonus in recognition of his achievements during 2018, as described below in "Other Factors Considered When Determining Named Executive Officer Compensation."

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
We believe that annual long-term incentive compensation awards provide a long-term retention mechanism for our named executive officers because such awards generally vest ratably over four years. For 2018 performance, these awards were granted in December 2018 to each of Ms. Burke and Messrs. Bernstein, Cranch and Weisenseel pursuant to ICAP, an unfunded, non-qualified incentive compensation plan, and the AB 2017 Long Term Incentive Plan, our equity compensation plan (“2017 Plan”). Mr. Gingrich did not receive a year-end award in December 2018 due to the terms set forth in his agreement relating to the above-described equity award he was granted in February 2017; please see "Chief Operating Officer Equity Award" below regarding an award he was granted in April 2018.
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
Chief Operating Officer Equity Award
In April 2018, Mr. Gingrich was granted a special restricted AB Holding Unit award with a grant date fair value of $14,000,000 in recognition of Mr. Gingrich’s continuing efforts to manage AB’s operations in a cost-effective manner, including his continuing leadership role in relocating our firm’s headquarters to Nashville. Mr. Gingrich's special award vests in four equal installments on December 1 of each of 2019, 2020, 2021 and 2022 based on Mr. Gingrich's continued service to AB and his moving to, and establishing his principal residence in Nashville, TN (subject to certain exceptions set forth in his award agreement), but no AB Holding Units are delivered until after December 1, 2022.
Relocation-related Performance Awards
In April 2018, Ms. Burke, Mr. Cranch and Mr. Weisenseel each was granted a special restricted AB Holding Unit award with a grant date fair value of $4,000,000. Each award vests on December 1, 2022 and the underlying AB Holding Units are delivered promptly thereafter, provided each executive continues to be employed by AB and each executive moves to and establishes his or her principal residence in Nashville. Vesting of each executive’s AB Holding Units also is contingent on an assessment by the Compensation Committee, with appropriate input from the CEO, as to whether, and the extent to which:

•	our firm’s headquarters relocation initiative is executed without significant disruption or reputational damage to AB;

•	AB’s targets for cost savings and implementation costs for the relocation have been achieved; and

•	the level of workplace talent and diversity in Nashville is satisfactory.

With respect to each of the above-referenced factors, the Compensation Committee, with appropriate input from our CEO, shall assess achievement of the factors both within the executive's business unit and with respect to our firm overall. The Compensation Committee shall, in each of December 2019, 2020 and 2021, advise each executive as to whether his or her performance is on track for the executive to receive the full number of restricted AB Holding Units awarded.

Defined Contribution Plan
U.S. employees of AB, including each of our named executive officers, are eligible to participate in the Profit Sharing Plan for Employees of AB (as amended and restated as of January 1, 2015, as further amended as of January 1, 2017 and as further amended as of April 1, 2018, the “Profit Sharing Plan”), a tax-qualified retirement plan. The Compensation Committee determines the amount of company contributions (both the level of annual matching by the firm of an employee’s pre-tax salary deferral contributions and the annual company profit sharing contribution, if any).

With respect to 2018, the Compensation Committee determined that employee deferral contributions would be matched on a dollar-for-dollar basis up to 5% of eligible compensation and that there would be no profit sharing contribution.

Other Benefits
Our firm pays the premiums associated with life insurance policies purchased on behalf of our named executive officers.

Overview of 2018 Incentive Compensation Program

In respect of 2018 performance, each of our named executive officers who was employed on December 31, 2018 (other than Mr. Gingrich) received a portion of his or her year-end incentive compensation in the form of an annual cash bonus and a portion in the form of long-term incentive compensation awards. The split between the annual cash bonus and long-term incentive compensation varied depending on the named executive officer’s total compensation, with lower-paid executives receiving a greater percentage of their incentive compensation as cash bonuses than more highly-paid executives. (For additional information about these compensatory elements, see “Compensation Elements for Named Executive Officers” above.) For Mr. Bernstein, his 2018 incentive compensation components were based generally on the terms set forth in the CEO Employment Agreement and review of his performance during 2018 by the Compensation Committee and other directors.
Although estimates are developed for budgeting and strategic planning purposes, our named executive officers’ incentive compensation is not correlated with meeting any specific targets. Instead, the aggregate amount of incentive compensation paid to our named executive officers, other than Messrs. Bernstein and Gingrich for 2018, generally is determined on a discretionary basis and primarily is a function of our firm’s current year financial performance but takes into account the performance goals described below. Amounts are awarded to help us achieve our goal of attracting, motivating and retaining top talent while also helping to ensure that our named executive officers’ goals are appropriately aligned with the goal of increasing our Unitholders’ return on their investment.
Senior management, with the approval of the Compensation Committee, confirmed that the appropriate metric to consider in determining the amount of incentive compensation paid to all employees, including our named executive officers, in respect of 2018 performance is the ratio of adjusted employee compensation and benefits expense to adjusted net revenues, which term are described immediately below:

•
Adjusted employee compensation and benefits expense is our total employee compensation and benefits expense minus other employment costs such as recruitment, training, temporary help and meals, and excludes the impact of mark-to-market vesting expense, as well as dividends and interest expense, associated with employee long-term incentive compensation-related investments

•
Adjusted net revenues (see our discussion of “Management Operating Metrics” in Item 7) exclude investment gains and losses and dividends and interest on employee long-term incentive compensation-related investments. In addition, adjusted net revenues offset distribution-related payments to third parties as well as amortization of deferred sales commissions against distribution revenues. We also exclude additional pass-through expenses we incur (primarily through our transfer agent) that are reimbursed and recorded as fees in revenues. Additionally, we adjust for the revenue impact of consolidating company-sponsored investment funds by eliminating the consolidated company-sponsored investment funds' revenues and including AB's fees from such funds, and AB's investment gains and losses on its investment in such funds, that were eliminated in consolidation. Lastly, we include the impact of adoption of a revenue recognition accounting standard.
In addition, senior management, with the approval of the Compensation Committee, determined that the firm’s adjusted employee compensation and benefits expense generally should not exceed 50.0% of our adjusted net revenues, except in unexpected or unusual circumstances. As the table below indicates, in 2018, adjusted employee compensation and benefits expense amounted to approximately 47.5% of our adjusted net revenues (in thousands):

Net Revenues	$3,367,361
Adjustments (see above)	(441,757)
Adjusted Net Revenues	$2,925,604

Employee Compensation & Benefits Expense	$1,378,811
Adjustments (see above)	9,551
Adjusted Employee Compensation & Benefits Expense	$1,388,362
Adjusted Compensation Ratio	47.5%

Our 2018 adjusted compensation ratio of approximately 47.5% reflects the need to keep compensation levels competitive with industry peers in order to attract, motivate and retain highly-qualified talent.

Benchmarking

In 2018, management engaged McLagan Partners (“McLagan”) to provide compensation benchmarking data for our named executive officers (“2018 Benchmarking Data”). The 2018 Benchmarking Data summarized 2017 compensation levels and 2018 salaries at selected asset management companies and banks comparable to ours in terms of size and business mix (“Comparable Companies”), to assist us in determining the appropriate level of compensation for the firm’s named executive officers.
The 2018 Benchmarking Data provided ranges of compensation levels at the Comparable Companies for executive positions similar to those held by each of our named executive officers, including base salary and total compensation.
Mr. Bernstein’s 2018 compensation was established pursuant to the CEO Employment Agreement and review of his performance during 2018 by the Compensation Committee and other directors (as discussed more fully below in “Overview of Our President and CEO’s Compensation”). Mr. Gingrich's 2018 long-term incentive compensation was established in connection with his relocation-related performance award, as discussed more fully above in "Long-Term Incentive Compensation Awards - Relocation-related Performance Awards.
The Comparable Companies, which management selected with input from McLagan, included:

Eaton Vance Corp.	Franklin Resources, Inc.	Goldman Sachs Asset Management, L.P.
Invesco Ltd.	JPMorgan Asset Management Inc.	Legg Mason, Inc.
MFS Investment Management	Morgan Stanley Investment Management Inc.	Neuberger Berman LLC
Oppenheimer Funds Distributor, Inc.	PIMCO LLC	Prudential Investments
T. Rowe Price Group, Inc.	TIAA Group / Nuveen Investments	The Vanguard Group, Inc.
The 2018 Benchmarking Data indicated that the total compensation paid to our named executive officers in 2018 generally fell within or below the ranges of total compensation paid to executives at the Comparable Companies.
The Compensation Committee considered this information in concluding that the compensation levels paid in 2018 to our named executive officers were appropriate and reasonable.

Other Factors Considered When Determining Named Executive Officer Compensation

For 2018, we based decisions about the incentive compensation of our named executive officers primarily on our assessment of each executive’s leadership, operational performance, and potential to enhance investment returns and service for our clients, all of which contribute to long-term Unitholder value. We do not utilize quantitative formulas when determining the incentive compensation of our named executive officers. Instead, we rely on our judgment about each executive’s performance in light of business and operational goals established at the beginning of the year and reviewed in the context of the current-year financial performance of the firm. We begin the award determination process, which is conducted by our CEO and COO working with other members of senior management, by determining the total incentive compensation amounts available for a particular year (as more fully explained above in “Overview of 2018 Incentive Compensation Program”).
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
Our CEO and COO then provided specific incentive compensation recommendations to the Compensation Committee, which recommendations were supported by the factors listed above. They also provided the Compensation Committee with the 2018 Benchmarking Data, which was not used in a formulaic or mechanical way to determine named executive officer compensation levels, but rather, as noted above, provided the Compensation Committee with a reference point for the compensation levels paid to executives at the Comparable Companies. The Compensation Committee then made the final incentive compensation decisions for Ms. Burke and Messrs. Gingrich, Cranch and Weisenseel. In addition, the Compensation Committee, as described above in “Annual Short-Term Incentive Compensation Awards (Cash Bonuses),” determined to award Mr. Gingrich a cash bonus of $1,000,000 in recognition of his achievements during 2018, as described below in the table below.

We have described in the table below the business and operational goals established at the beginning of 2018 for our named executive officers, other than Mr. Bernstein, and their achievements during 2018:

Named Executive Officer	2018 Business and Operational Goals	2018 Achievements
James A. Gingrich COO
1. increase operating efficiency/margins;
2. optimize strategy and sales efforts of Retail, Institutions and Private Wealth;
3. enhance planning and organizational processes;
4. optimize revenue and profitability of Bernstein Research Services;
5. foster a culture of meritocracy, empowerment and accountability among business leaders; and
6. recruit and retain top talent.

1. improved and diversified client flows across channels and services;
2. contained operating costs and improved adjusted operating margin;
3. conceived and led relocation of corporate headquarters, and identified significant new opportunities to improve cost structure both in 2018 and future years;
4. oversaw development and commercialization of previously acquired alternatives teams (e.g., Arya Partners); and
5. oversaw organizational, technology and process changes within distribution functions designed to enhance effectiveness and productivity.

Kate C. Burke Head of Human Capital and Chief Talent Officer
1. implement initial phase of headquarters relocation initiative, including communication, recruiting, compensation, culture and community relations strategies;
2. enhance recognition culture to drive engagement;
3. develop and retain high performing talent;
4. review U.S. medical and pharmacy plans to ensure competitiveness and attractiveness of AB's benefit offerings;
5. incorporate more formalized diversity and inclusion strategies across Human Capital Department processes to foster an environment in which diverse talent thrives and progresses;
6. expand performance rating pilot to improve transparency and performance culture; and
                                                                                                  7. continue to refine the firm’s Human Capital operating model.

1. successfully built talent acquisition and local Human Capital team to support headquarters relocation initiative;
2. maintained low voluntary turnover among high-performing employees;
3. implemented development programs to provide coaching and skill enhancement to select employees;
4. implemented new mobile employee recognition program that enables employees across the firm to assess the contributions of colleagues in real time;
5. completed a comprehensive review of U.S. medical plans, resulting in a change of carriers, improved benefits and cost savings;
6. implemented diversity and inclusion best practices in talent acquisition, development and benefits, and completed inclusiveness training to global SVP population;
7. expanded performance rating pilot globally to multiple business units; and
8. continued to strengthen key processes and systems under “Center of Excellence” model.

Laurence E. Cranch General Counsel
1. address new compliance challenges and maintain and improve the firm's good compliance record;
2. improve the level of service to internal clients at AB;
3. proactively manage AB's various legal and regulatory risks;
4. continue to develop and retain high quality talent in the Legal and Compliance Department; and
5. continue aggressive expense management.

1. provided leadership in successfully implementing compliance solutions in response to each new compliance requirement that became effective in 2018;
2. received complementary feedback from AB business leaders relating to the level and quality of service of the Legal and Compliance Department, particularly relating to work supporting the firm's headquarters relocation initiative and legal work required to help facilitate the EQH's IPO and secondary offering;
3. underwent several significant regulatory examinations, none of which resulted in any significant adverse findings or enforcements proceedings;
4. remained free of significant litigation, reflecting our pragmatic and aggressive program to avoid situations that could produce disputes and, where disputes do arise, resolve them on favorable terms;
5. conducted extensive work on the selection and retention process required to form the group of employees relocating to Nashville and on the recruitment of qualified individuals locally to staff open positions; and
6. overall, with respect to ongoing and routine legal matters, successfully maintained outside counsel expense within a tight budget set at the beginning of 2018.

John C. Weisenseel CFO
1. increase the firm’s profitability by controlling expenses;
2. assess capital requirements across domestic and international entities and reduce excess capital where warranted, thereby increasing the efficiency of the firm's global cash utilization;
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

1. increased adjusted operating margin by 140 basis points compared to 2017;
2. increased cash utilization by reducing capital held in legal entities and repatriating foreign cash dividends to the U.S. without a significant increase in taxes and reducing average debt outstanding by over $130 million, or approximately 27%, to $350 million;
3. renewed and decreased to $800 million the credit facility supporting the firm's commercial paper program, resulting in lower upfront and ongoing fees while securing sufficient funding liquidity;
4. played a key role in the firm's relocation initiative, including selection of the permanent site in Nashville, negotiation of state and city incentives, modeling the transaction costs and ongoing expense savings, and proactively leading the relocation of the Accounting and Tax Departments;
5. provided accounting and tax guidance related to our firm's expected acquisition of an institutional research firm;
6. maintained active discussion with AB’s investor community and credit rating agencies and participated in asset management industry investor conferences; and
7. implemented several staffing changes, particularly relating to the relocation initiative, resulting in selectively upgrading the talent pool and diversity within the pool, while ultimately reducing the associated compensation costs.

As indicated in the table above, each of the named executive officers included in the table successfully achieved his or her goals in 2018. The compensation of each of these named executive officers reflected Mr. Bernstein’s and the Compensation Committee’s judgment in assessing the importance of the officer's achievements to our firm’s financial results.

Overview of Our President and CEO’s Compensation

Pursuant to the CEO Employment Agreement, Mr. Bernstein is serving as our President and CEO for a term that commenced on May 1, 2017 and ends on May 1, 2020, provided that the term shall automatically extend for one additional year on May 1, 2020 and each anniversary thereafter, unless the CEO Employment Agreement is terminated in accordance with its terms (“Employment Term”).

The terms of the CEO Employment Agreement were the result of arm’s length negotiations between Mr. Bernstein and senior executives at AXA. The Board then approved the CEO Employment Agreement after having considered, among other things, the compensation package provided to Mr. Bernstein’s predecessor, the 2016 compensation and 2017 expected compensation of AB’s other executive officers and Mr. Bernstein’s compensation at his former employer.

The Compensation Committee, during its regular meeting held on December 11, 2018, amended Mr. Bernstein's employment agreement such that, notwithstanding any contrary or inconsistent provision set forth in the employment agreement, any annual equity award granted to Mr. Bernstein under Section 4(c)(ii) of the employment agreement, which section relates to equity awards made in 2018 and subsequent years during the Employment Term, shall be granted in all respects in accordance with AB's compensation practices and policies generally applicable to AB's executive officers as in effect from time to time ("SPB Amendment").

Elements of Mr. Bernstein’s Compensation

Base Salary
Mr. Bernstein’s annual base salary under the CEO Employment Agreement has been, and continues to be, $500,000. This amount is consistent with our firm’s policy to keep base salaries of executives and other highly-compensated employees low in relation to total compensation. Any future increase to Mr. Bernstein's base salary is entirely in the discretion of the Compensation Committee.

Cash Bonus
Under the CEO Employment Agreement, Mr. Bernstein was entitled to be paid a cash bonus at a target level of $3,000,000 in 2018, subject to review and increase from time to time by the Compensation Committee, in its sole discretion. As a result of a review of Mr. Bernstein's performance during 2018 by the Compensation Committee and other directors, Mr. Bernstein was paid a cash bonus of $3,500,000. In determining Mr. Bernstein's cash bonus, the Compensation Committee considered the progress AB made across its three firm-wide initiatives in 2018, which are:

•	deliver differentiated return streams to clients;

•	commercialize and scale our suite of services; and

•	continue our rigorous focus on expense management.

The firm's highlights during 2018 included active equity net inflows in our retail and institutional channels, the highest amount of gross sales in our private wealth channel in 10 years, and an expansion of our firm's adjusted operating margin by 140 bps to 29.1%. The Compensation Committee also considered Mr. Bernstein's leadership in our firm's continuing process of relocating its headquarters to Nashville, TN.

Restricted AB Holding Units
Commencing in 2018 and during the remainder of the Employment Term, Mr. Bernstein is eligible to receive annual equity awards with a grant date fair value equal to $3,500,000, subject to review and increase by the Compensation Committee, in its sole discretion, in accordance with AB’s compensation practices and policies generally applicable to the firm’s executive officers as in effect from time to time. The Compensation Committee approved an equity award to Mr. Bernstein with a grant date fair value equal to $4,000,000 during its regular meeting held on December 11, 2018. The Compensation Committee determined Mr. Bernstein's equity award based on the review process described immediately above.

Perquisites and Benefits

Under the CEO Employment Agreement, Mr. Bernstein is eligible to participate in all benefit plans available to executive officers and, for his safety and accessibility, a company car and driver for business and personal use.

Severance and Change in Control Benefits

The CEO Employment Agreement includes severance and change-in-control provisions, which are highlighted below and also described below under the heading “Potential Payments upon Termination or Change in Control.” We believe that these severance and change-in-control provisions assist in retaining our CEO and in the event of a change in control, provide protection to Mr. Bernstein so he is not distracted by personal or financial situations at a time when AB needs him to remain focused on his responsibilities.

If Mr. Bernstein is terminated without “cause” or resigns for “good reason” (as such terms are defined in the CEO Employment Agreement), and he signs and does not revoke a waiver and release of claims, he will receive the following:

•	a cash payment equal to the sum of (a) his current base salary and (b) his bonus opportunity amount;
•	a pro rata bonus based on actual performance for the fiscal year in which the termination occurs;
•	immediate vesting of the outstanding portion of the equity award he was granted in May 2017;
•	delivery of AB Holding Units in respect of the equity award he was granted in May 2017 (subject to any withholding requirements);
•	monthly payments equal to the cost of COBRA coverage for the COBRA coverage period; and
•	following the COBRA coverage period, access to participation in AB’s medical plans as in effect from time to time at Mr. Bernstein’s (or his spouse’s) sole expense.

As a result of the SPB Amendment, the equity award granted to Mr. Bernstein in December 2018 is subject to the same ICAP-related terms and conditions as awards awards granted to other executive officers at that time, which terms and conditions are described above in "Compensation Elements for Named Executive Officers - Long-Term Incentive Compensation Awards."

If, during the 12 months following a change in control, Mr. Bernstein is terminated without cause or resigns for good reason, he will receive the amounts described above, except that he will receive a cash payment equal to two times the sum of (a) his current base salary and (b) his bonus opportunity amount.

In the event of a change in control or in the event that Mr. Bernstein’s employment is terminated because the CEO Employment Agreement is not renewed (other than for cause), the equity award he was granted in May 2017 will immediately vest and AB Holding Units in respect of any such award shall be delivered by AB to him (subject to any withholding obligations).

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

A change in control is defined as, among other things:

•	EQH and its majority-owned subsidiaries ceasing to control the election of a majority of the Board; or
•	AB Holding, or any successor thereto, ceasing to be a publicly traded entity.

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

AXA Equitable Holdings Compensation
The board of directors of EQH granted to Mr. Bernstein in 2018 a transaction incentive award with a grant date fair value of $740,000 in connection with EQH's IPO and Mr. Bernstein's membership on the EQH Management Committee. Mr. Bernstein may receive additional equity or cash compensation from AXA Equitable Holdings in the future related to his service on the Executive Committee. Any amounts paid to Mr. Bernstein by AXA Equitable Holdings, including the 2018 award, do not impact AB’s compensation expenses.

CEO Pay Ratio

In 2018, the compensation of Mr. Bernstein, our President and CEO, was approximately 58 times the median pay of our employees, resulting in a 58: 1 CEO Pay Ratio.

We identified our median employee by examining 2018 total compensation for all individuals, excluding Mr. Bernstein, who were employed by our firm as of December 31, 2018, the last day of our payroll year. We included all of our employees in this process, whether employed on a full-time or part-time basis. We did not make any assumptions or estimates with respect to total compensation, but we did adjust compensation paid to our non-U.S. employees during our 2018 fiscal year based on the average monthly exchange rates for the 12-month period ending September 30, 2018 between the local currencies in which such employees are paid and U.S dollars. We define “total compensation” as the aggregate of base salary (plus overtime, as applicable), commissions (as applicable), cash bonus and the grant date fair value of long-term incentive compensation awards.

After identifying the median employee based on total compensation, we calculated total compensation in 2018 for such employee using the same methodology we use for our named executive officers as set forth below in the Summary Compensation Table for 2018.

As illustrated in the table below, our 2018 CEO Pay Ratio is 58: 1:

	Seth Bernstein	Median Employee
Base salary ($)	500,000	142,835
Cash bonus ($)	3,500,000	13,093
Stock awards ($)	4,740,000	—
All other compensation ($) (1)	344,847	—

Total ($)	9,084,847	155,928

2018 CEO Pay Ratio			58: 1
_____________________
(1) For a description of Mr. Bernstein’s other compensation, please refer to the Summary Compensation Table for 2018 below.

Compensation Committee

The Compensation Committee consists of Ms. Fallon-Walsh (Chair) and Messrs. Audet, de Oliveira, Kaye, Pearson and Zoellick. The Compensation Committee held three regular meetings and two special meetings in 2018.

As discussed in “NYSE Governance Matters” in Item 10, AB Holding, as a limited partnership, is exempt from NYSE rules that require public companies to have a compensation committee consisting solely of independent directors. EQH owns, directly and through various subsidiaries, an approximate 65.2% economic interest in AB (as of December 31, 2018), and compensation expense is a significant component of our financial results. For these reasons, Mr. Pearson, director and President and CEO of EQH, was elected as a member of the Compensation Committee as of February 12, 2019, and any action taken by the Compensation Committee requires his affirmative vote or consent.

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

The Compensation Committee’s year-end process generally has focused on the cash bonuses and long-term incentive compensation awards granted to senior management. Mr. Bernstein, working with Mr. Gingrich and other members of senior management, provides recommendations for individual employee awards to the Compensation Committee for its consideration. As part of this process, management provides the committee with compensation benchmarking data from one or more compensation consultants. For 2018, we paid $32,100 to McLagan for executive compensation benchmarking data and an additional $278,334 for survey and consulting services relating to the amount and form of compensation paid to employees other than executives.

The Compensation Committee held its regularly-scheduled meeting regarding year-end compensation on December 11, 2018, at which meeting it discussed and approved senior management’s compensation recommendations. The Compensation Committee did not retain its own consultants.

The Compensation Committee’s functions are more fully described in the committee’s charter, which is available on-line in the “Management & Governance” section of our Internet Site.

Other Compensation-Related Matters

AB and AB Holding are, respectively, private and public limited partnerships, and are subject to taxes other than federal and state corporate income tax (see “Structure-related Risks” in Item 1A and Note 21 to AB’s consolidated financial statements in Item 8). Accordingly, Section 162(m) of the Code, which limits tax deductions relating to executive compensation otherwise available to an entity taxed as a corporation, is not applicable to either AB or AB Holding for 2018.

Compensation Committee Interlocks and Insider Participation

Mr. Pearson is a director and the President and CEO of EQH, the parent company of the General Partner.

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

Barbara Fallon-Walsh (Chair)	Paul L. Audet
Ramon de Oliveira	Daniel G. Kaye
Mark Pearson	Robert B. Zoellick

Consideration of Risk Matters in Determining Compensation

In 2018, we considered whether our compensation practices for employees, including our named executive officers, encourage unnecessary or excessive risk-taking and whether any risks arising from our compensation practices are reasonably likely to have a material adverse effect on our firm. For the reasons set forth below, we have determined that our current compensation practices do not create risks that are reasonably likely to have a material adverse effect on our firm.

As described above in “Compensation Elements for Named Executive Officers – Long-Term Incentive Compensation Awards,” long-term incentive compensation awards generally are denominated in AB Holding Units that are not distributed until subsequent years, so the ultimate value that the employee derives from the award depends on the long-term performance of the firm. Denominating the award in restricted AB Holding Units and deferring their delivery is intended to sensitize employees to risk outcomes and discourage them from taking excessive risks, whether relating to investments, operations, regulatory compliance and/or cyber security, that could lead to a decrease in the value of the AB Holding Units and/or an adverse effect on the firm's long-term prospects. Furthermore, and as noted above in “Compensation Elements for Named Executive Officers – Long-Term Incentive Compensation Awards,” generally all outstanding long-term incentive compensation awards include a provision permitting us to “claw-back” the unvested portion of an employee’s long-term incentive compensation award if the Compensation Committee determines that (i) the employee failed to adhere to existing risk management policies and (ii) as a result of the employee’s failure, there has been or reasonably could be expected to be a material adverse impact on our firm or the employee’s business unit.

Summary Compensation Table for 2018

Total compensation of our named executive officers for 2018, 2017 and 2016, as applicable, is as follows:

Name and Principal Position	Year	Salary($)	Bonus($)	Stock Awards(1)(2) ($)	All Other Compensation ($)	Total($)
Seth P. Bernstein(3)(4)	2018	500,000	3,500,000	4,740,000	344,847	9,084,847
President and CEO	2017	334,615	3,000,000	3,500,003	148,274	6,982,892

James A. Gingrich(5)(6)(7)	2018	400,000	1,000,000	14,000,019	39,912	15,439,931
Chief Operating Officer	2017	400,000	1,000,000	20,986,759	37,801	22,424,560
	2016	400,000	3,540,000	3,260,000	36,645	7,236,645

Laurence E. Cranch(8)	2018	400,000	940,000	4,660,009	92,276	6,092,285
General Counsel	2017	400,000	940,000	660,000	17,208	2,017,208
	2016	400,000	890,000	610,000	18,441	1,918,441

John C. Weisenseel(8)	2018	375,000	1,147,500	4,842,509	68,433	6,433,442
CFO	2017	375,000	1,090,000	785,000	15,177	2,265,177
	2016	375,000	977,500	672,500	14,927	2,039,927

Kate C. Burke(8)(9)	2018	300,000	785,000	4,440,009	14,200	5,539,209
Head of Human Capital & Chief Talent Officer	2017	300,000	740,000	410,000	14,266	1,464,266

________________________________________________________________________________________________________________________

(1)
The figures in the “Stock Awards” column provide the aggregate grant date fair value of the awards calculated in accordance with FASB ASC Topic 718. For the assumptions made in determining these values, see Note 18 to AB’s consolidated financial statements in Item 8.

(2)	See “Grants of Plan-based Awards in 2018” below for information regarding the 2018 long-term incentive compensation awards granted to our named executive officers.

(3)	See "Overview of Our President and CEO's Compensation" above for a description of Mr. Bernstein's compensatory elements.

(4)
The "Stock Awards" column includes the grant date fair value of the transaction incentive award Mr. Bernstein received from EQH in May 2018. EQH granted to Mr. Bernstein 18,500 restricted EQH stock units under the EQH 2018 Omnibus Equity Incentive Plan, which had a grant date fair value of $740,000.

(5)	See "Chief Operating Officer Equity Award" above for a description of the restricted AB Holding Unit award granted to Mr. Gingrich in April 2018.

(6)
On February 6, 2018, it was agreed that Mr. Gingrich's eventual retirement from AB shall be treated as a "termination without cause" with respect to the continued vesting of long-term compensation awards granted in years prior to 2017 under AB's Incentive Compensation Award Program.

(7)
On February 13, 2017, the Board approved a grant to Mr. Gingrich of 883,653 restricted AB Holding Units with a grant date fair value of approximately $21 million (based on the average closing price on the NYSE of an AB Holding Unit for the period covering the four trading days immediately preceding the grant date, the grant date and the five trading days immediately following the grant date), in lieu of cash bonus and year-end long-term incentive compensation awards for 2017, 2018 and 2019 for which Mr. Gingrich otherwise would have been eligible under the Incentive Compensation Program; provided, Mr. Gingrich is eligible to receive at the end of each such year an additional cash bonus, but only to the extent approved by the Compensation Committee. Mr. Gingrich's restricted AB Holding Units vested one-third on each of December 1, 2017 and 2018 and the remaining units will vest on December 1, 2019, provided, with respect to each installment, Mr. Gingrich continues to be employed by our firm.

(8)	See "Relocation-related Performance Awards" above for a description of the restricted AB Holding Unit awards granted to Ms. Burke, Mr. Cranch and Mr. Weisenseel in April 2018.

(9)	We have not provided 2016 compensation for Ms. Burke as she was not a named executive officer in 2016.

The “All Other Compensation” column includes the aggregate incremental cost to our company of certain other expenses and perquisites. For 2018, this column includes the following:

Name	Personal Use of Car and Driver ($)		Contributions to Profit Sharing Plan ($)	Life Insurance Premiums ($)	Relocation and/or Financial Planning Assistance ($)	Other ($)
Seth P. Bernstein	320,685	(1)	12,500	2,322	9,340	—
James A. Gingrich	—		13,750	2,772	23,390	—
Laurence E. Cranch	—		13,750	3,708	74,818	—
John C. Weisenseel	—		13,750	1,677	53,006	—
Kate C. Burke	—		13,750	450	—	—
________________________________________________________________________________________________________________________

(1)	Includes auto lease costs ($16,689) and driver compensation and other car-related expenses ($303,996).

Grants of Plan-based Awards in 2018

Grants of awards under the 2018 Plan, our equity compensation plan, during 2018 made to our named executive officers are as follows:

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)	Grant Date Fair Value of Stock Awards(1) ($)
Seth P. Bernstein(2)	12/11/2018	149,868	4,000,000
James A. Gingrich(2)	4/24/2018	531,310	14,000,019
Laurence E. Cranch(2)	4/24/2018	151,803	4,000,009
	12/11/2018	24,729	660,000
John C. Weisenseel(2)	4/24/2018	151,803	4,000,009
	12/11/2018	31,567	842,500
Kate C. Burke(2)	4/24/2018	151,803	4,000,009
	12/11/2018	16,486	440,000
________________________________________________________________________________________________________________________

(1)
This column provides the aggregate grant date fair value of the awards calculated in accordance with FASB ASC Topic 718. For the assumptions made in determining these values, see Note 19 to AB's consolidated financial statements in Item 8.

(2)
As discussed above in “Overview of 2018 Incentive Compensation Program” and “Compensation Elements for Named Executive Officers—Long-Term Incentive Compensation Awards,” long-term incentive compensation awards granted in 2018 to our named executive officers were denominated in restricted AB Holding Units. These awards are shown in the “All Other Stock Awards” column of this table, the “Stock Awards” column of the Summary Compensation Table and the “AB Holding Unit Awards” columns of the Outstanding Equity Awards at 2018 Fiscal Year-End Table.

In 2018, the number of restricted AB Holding Units comprising long-term incentive compensation awards granted to each named executive officer was determined based on the closing price of an AB Holding Unit as reported for NYSE composite transactions on December 11, 2018 and April 24, 2018, the dates on which the Compensation Committee approved the awards. At the time of these awards, the Compensation Committee consisted of Ms. Fallon-Walsh (Chair) and Messrs. Audet, de Oliveira, Duverne, Kaye and Zoellick. For further information regarding the material terms of such awards, including the vesting terms and the formulas or criteria to be applied in determining the amounts payable, please refer to "Overview of 2018 Incentive Compensation Program," "Compensation Elements for Named Executive Officers-Long-Term Incentive Compensation Awards" and "Other Factors Considered When Determining Named Executive Officer Compensation" above.

Outstanding Equity Awards at 2018 Fiscal Year-End

Outstanding equity awards held by our named executive officers as of December 31, 2018 are as follows:

	Option Awards				AB Holding Unit Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested(6) ($)
Seth P. Bernstein(1)	—	—	—	—	273,398	7,469,243
James A. Gingrich(2)	—	—	—	—	935,868	25,567,905
Laurence E. Cranch(3)	—	—	—	—	216,414	5,912,424
John C. Weisenseel(4)	—	—	—	—	228,085	6,231,269
Kate C. Burke(5)	—	—	—	—	189,745	5,183,841
________________________________________________________________________________________________________________________

(1)
Subject to accelerated vesting clauses in the CEO Employment Agreement (e.g., immediate vesting upon a “change in control” of our firm), the award granted to Mr. Bernstein in May 2017 vests ratably on each of the first four anniversaries of May 1, 2017, commencing May 1, 2018, provided, with respect to each installment, Mr. Bernstein continues to be employed by AB on the vesting date. However, Mr. Bernstein elected to delay delivery of all of the restricted AB Holding Units until May 1, 2021, the final vesting date, subject to acceleration upon a “change in control” of our firm and certain qualifying events of termination of employment. Additionally, Mr. Bernstein was awarded 149,868 restricted AB Holding Units in December 2018, which are scheduled to vest in equal annual increments on each of December 1, 2019, 2020, 2021 and 2022. For further information, see “Overview of Our President and CEO’s Compensation” above.

(2)
Mr. Gingrich was awarded (i) 531,310 restricted AB Holding Units in April 2018, which are scheduled to vest in equal increments on each of December 1, 2019, 2020, 2021 and 2022, (ii) 883,653 restricted AB Holding Units in February 2017, of which 33.3% vested on each of December 1, 2017 and 2018 and the remainder of which is scheduled to vest on December 1, 2019, (iii) 140,517 restricted AB Holding Units in December 2016, of which 25% vested on each of December 1, 2017 and 2018 and the remainder of which is scheduled to vest in equal increments on each of December 1, 2019 and 2020, and (iv) 158,992 restricted AB Holding Units in December 2015, of which 25% vested on each of December 1, 2016, 2017 and 2018 and the remainder of which is scheduled to vest on December 1, 2019.

(3)
Mr. Cranch was awarded (i) 24,728 restricted AB Holding Units in December 2018, which are scheduled to vest in equal increments on each of December 1, 2019, 2020, 2021 and 2022, (ii) 151,803 restricted AB Holding Units in April 2018, which are scheduled to cliff vest on December 1, 2022, (iii) 26,453 restricted AB Holding Units in December 2017, of which 25% vested on December 1, 2018 and the remainder is scheduled to vest in equal increments on each of December 1, 2019, 2020 and 2021, (iv) 26,293 restricted AB Holding Units in December 2016, of which 25% vested on each of December 1, 2017 and 2018 and the remainder of which is scheduled to vest in equal increments on each of December 1, 2019 and 2020, and (v) 27,585 restricted AB Holding Units in December 2015, of which 25% vested on each December 1, 2016, 2017 and 2018 and the remainder of which is scheduled to vest on December 1, 2019.

(4)
Mr. Weisenseel was awarded (i) 31,566 restricted AB Holding Units in December 2018, which are scheduled to vest in equal increments on each of December 1, 2019, 2020, 2021 and 2022, (ii) 151,803 restricted AB Holding Units in April 2018, which are scheduled to cliff vest on December 1, 2022, (iii) 31,463 restricted AB Holding Units in December 2017, 25% of which vested on December 1, 2018 and the remainder of which are scheduled to vest in equal increments on each of December 1, 2019, 2020 and 2021, (iv) 28,987 restricted AB Holding Units in December 2016, of which 25% vested on each of December 1, 2017 and 2018 and the remainder of which is scheduled to vest in equal increments on each of December 1, 2019 and 2020, and (v) 26,499 restricted AB Holding Units in December 2015, of which 25% vested on each of December 1, 2016, 2017 and 2018 and the remainder of which is scheduled to vest on December 1, 2019.

(5)
Ms. Burke was awarded (i) 16,486 restricted AB Holding Units in December 2018, which are scheduled to vest in equal increments on each of December 1, 2019, 2020, 2021 and 2022, (ii) 151,803 restricted AB Holding Units in April 2018, which are scheduled to cliff vest on December 1, 2022, (iii) 16,433 restricted AB Holding Units in December 2017, of which 25% vested on December 1, 2018 and the remainder of which are scheduled to vest in equal increments on each of December 1, 2019, 2020 and 2021, (iv) 14,224 restricted AB Holding Units in December 2016, of which 25% vested on each of December 1, 2017 and 2018 and the remainder of which is scheduled to vest in equal increments on each of December 1, 2019 and 2020, and (iii) 8,080 restricted AB Holding Units in December 2015, of which 25% vested on each of December 1, 2016, 2017 and 2018 and the remainder of which is scheduled to vest on December 1, 2019.

(6)
The market values of restricted AB Holding Units set forth in this column were calculated assuming a price per AB Holding Unit of $27.32, which was the closing price on the NYSE of an AB Holding Unit on December 31, 2018, the last trading day of AB's last completed fiscal year.

Option Exercises and AB Holding Units Vested in 2018

AB Holding Units held by our named executive officers that vested during 2018 are as follows:

	AB Holding Option Awards		AB Holding Unit Awards
Name	Number of AB Holding Units Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of AB Holding Units Acquired on Vesting (#)	Value Realized on Vesting ($)
Seth P. Bernstein	—	—	41,177	1,115,883
James A. Gingrich	—	—	407,176	12,300,783
Laurence E. Cranch	78,348	723,789	26,632	804,546
John C. Weisenseel	—	—	26,894	812,466
Kate C. Burke	—	—	11,396	344,282
William R. Siemers	—	—	2,523	76,218

Pension Benefits for 2018

None of our named executive officers are entitled to benefits under the Amended and Restated Retirement Plan for Employees of AB (as amended and restated as of January 1, 2016 and as further amended as of April 1, 2018, “Retirement Plan”), our company pension plan. For additional information regarding the Retirement Plan, including interest rates and actuarial assumptions, see Note 18 to AB’s consolidated financial statements in Item 8.

Non-Qualified Deferred Compensation for 2018

Vested and unvested non-qualified deferred compensation contributions, earnings and distributions of our named executive officers during 2018 and their non-qualified deferred compensation plan balances as of December 31, 2018 are as follows:

Name	Executive Contributions in Last FY ($)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)
Seth P. Bernstein	—	—	—	—
James A. Gingrich(1)	—	(46,772)	(226,620)	848,746
Laurence E. Cranch	—	—	—	—
John C. Weisenseel	—	—	—	—
Kate C. Burke	—	—	—	—
________________________________________________________________________________________________________________________

(1)
Amounts shown reflect Mr. Gingrich's interests from pre-2009 awards under the predecessor plan to the Incentive Compensation Program, under which plan participants were permitted to allocate their awards (i) among notional investments in AB Holding Units, certain of the investment services we provided to clients and a money market fund, or (ii) under limited circumstances, in options to buy AB Holding Units. For additional information about the Incentive Compensation Program, see Notes 2 and 19 to AB’s consolidated financial statements in Item 8.

Potential Payments upon Termination or Change in Control

Estimated payments and benefits to which our named executive officers would have been entitled upon a change in control of AB or the specified qualifying events of termination of employment as of December 31, 2018 are as follows:

Name	Cash Payments(1) ($)	Acceleration of Restricted AB Holding Unit Awards(2) ($)	Other Benefits ($)
Seth P. Bernstein
Change in control	—	3,374,826	13,610
Termination by Mr. Bernstein for good reason or by AB without cause and within 12 months of change in control (2017 Award)(3)	7,000,000	3,374,826	13,610
Termination by Mr. Bernstein for good reason or by AB without cause (2017 Award)(3)	3,500,000	3,374,826	13,610
Termination by reason of non-extension of initial 3-year employment term (2017 Award)(3)	—	3,374,826	13,610
Death or disability (2017 Award)(3)(4)(5)	—	3,374,826	13,610
Resignation (complies with applicable agreements and restrictive covenants) under ICAP (2018 Award)(2)	—	4,094,417	—
Death or disability under ICAP (2018 Award)(6)	—	4,094,417	—
James A. Gingrich
Termination by AB without cause (2017 RSU grant)(7)	—	670,594	—
Death or disability (2017 RSU grant)(7)	—	670,594	—
Termination by AB without cause; death or disability (2018 RSU grant)(7)	—	2,166,090	—
Resignation or termination by AB without cause (complies with applicable agreements and restrictive covenants) under ICAP(2)	—	3,005,382	—
Death or disability under ICAP(6)	—	3,005,382	—
Laurence E. Cranch
Resignation or termination by AB without cause (complies with applicable agreements and restrictive covenants)(2)	—	1,765,166	—
Death or disability(6)	—	1,765,166	—
Termination by AB without cause; death or disability (2018 RSU grant)(8)	—	618,883	—
John C. Weisenseel
Resignation or termination by AB without cause (complies with applicable agreements and restrictive covenants)(2)	—	2,084,011	—
Death or disability(6)	—	2,084,011	—
Termination by AB without cause; death or disability (2018 RSU grant)(8)	—	618,883	—
Kate C. Burke
Resignation or termination by AB without cause (complies with applicable agreements and restrictive covenants)(2)	—	1,036,583	—
Death or disability(6)	—	1,036,583	—
Termination by AB without cause; death or disability (2018 RSU grant)(8)	—	618,883	—
_________________________________________________________________________________________________________________

(1)
It is possible that each named executive officer could receive a cash severance payment on the termination of his or her employment. The amounts of any such cash severance payments would be determined at the time of such termination (other than for Mr. Bernstein), so we are unable to estimate such amounts. The amounts shown for Mr. Bernstein are described in the CEO Employment Agreement.

(2)
See Notes 2 and 19 in AB’s consolidated financial statements in Item 8 and “Compensation Elements for Named Executive Officers – Long-Term Incentive Compensation Awards” above for a discussion of the terms set forth in long-term incentive compensation award agreements relating to termination of employment.

(3)
See "Overview of Our President and CEO's Compensation" above for a discussion of the terms set forth in the CEO Employment Agreement relating to termination of employment, which pertain to the restricted AB Holding Unit award Mr. Bernstein received in May 2017.

(4)
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

(6)
“Disability” is defined in the Incentive Compensation Program award agreements of each named executive officer as the inability to engage in any substantial gainful activity by reason of any medically determinable physical or mental impairment that can be expected to last for a continuous period of not less than 12 months, as determined by the carrier of the long-term disability insurance program maintained by AB or its affiliate that covers the named executive officer.

(7)
For additional information relating to the restricted AB Holding Unit award Mr. Gingrich received in February 2017, please refer to "Annual Short-Term Incentive Compensation Awards (Cash Bonuses)" above. For additional information relating to the restricted AB Holding Unit award Mr. Gingrich received in April 2018, please refer to "Chief Operating Officer Equity Award" above in this Item 11.

(8)
For additional information relating to the restricted AB Holding Unit award received by each of Ms. Burke, Mr. Cranch and Mr. Weisenseel in April 2018, please refer to "Relocation-related Performance Awards" above in this Item 11.

Director Compensation in 2018

During 2018, we compensated our directors, who are not employed by our company or by any of our affiliates (“Eligible Directors”), as follows (Mr. Zoellick is our Non-Executive Chairman; the other directors listed in the table below each satisfies applicable NYSE and SEC standards relating to independence (“Independent Directors”)):

Name	Fees Earned or Paid in Cash($)	Stock Awards(1)(2) ($)	Total($)
Robert B. Zoellick	425,000	425,000	850,000
Paul L. Audet	105,500	170,000	275,500
Ramon de Oliveira	97,000	170,000	267,000
Barbara Fallon-Walsh	129,125	170,000	299,125
Daniel G. Kaye	132,500	170,000	302,500
Shelley B. Leibowitz	99,500	170,000	269,500
Das Narayandas	88,000	170,000	258,000
________________________________________________________________________________________________________________________

(1)
The aggregate number of restricted AB Holding Units underlying awards outstanding but not yet distributed at December 31, 2018 was: for Mr. Zoellick, 30,800 AB Holding Units; for each of Ms. Fallon-Walsh and Messrs. de Oliveira and Kaye, 9,850 AB Holding Units; and for each of Ms. Leibowitz and Messrs. Audet and Narayandas, 8,589 AB Holding Units.

(2)
Reflects the aggregate grant date fair value of the awards calculated in accordance with FASB ASC Topic 718. For the assumptions made in determining these values, see Note 19 to AB’s consolidated financial statements in Item 8.

Independent Director Compensation

The Board has approved the compensation elements described immediately below for Independent Directors and has agreed to re-consider such compensation elements no less frequently than every five years (with the next such reconsideration scheduled for 2020):

•
an annual retainer of $85,000 (paid quarterly after any quarter during which an Independent Director serves on the Board; annual retainers relating to Committee service, as described below, are paid quarterly in arrears as well);

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

•	an annual retainer of $25,000 for acting as Chair of the Audit Committee;

•	an annual retainer of $12,500 for acting as Chair of the Compensation Committee;

•	an annual retainer of $12,500 for acting as Chair of the Governance Committee;

•	an annual retainer of $12,500 for serving as a member of the Audit Committee;

•	an annual retainer of $6,000 for serving as a member of the Executive Committee;

•	an annual retainer of $6,000 for serving as a member of the Compensation Committee;

•	an annual retainer of $6,000 for serving as a member of the Governance Committee; and

•	an annual equity-based grant under an equity compensation plan consisting of restricted AB Holding Units with a grant date fair value of $170,000.

At the regular meeting of the Board held in May 2018, the Board granted to each Independent Director (Mses. Fallon-Walsh and Leibowitz and and Messrs. Audet, de Oliveira, Kaye and Narayandas) 6,320 restricted AB Holding Units. The number of AB Holding Units granted was determined by dividing the $170,000 grant date fair value noted above by the closing price of an AB Holding Unit on the date of the May 2018 Board Meeting, or $26.90 per unit. These awards vest ratably on each of the first four anniversaries of the grant date, which generally is consistent with AB employee equity awards.

Further, in order to avoid any perception that our directors’ exercise of their fiduciary duties might be impaired, restricted AB Holding Unit grants to Independent Directors are not forfeitable, except if the director is terminated for “Cause,” as that term is defined in the 2017 Plan or the applicable award agreement. Accordingly, restricted AB Holding Units generally are delivered as soon as administratively feasible following an Eligible Director’s resignation from the Board.

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

The Board granted to Mr. Zoellick 15,800 restricted AB Holding Units at the May 2018 Board Meeting. The number of AB Holding Units granted was determined by dividing the $425,000 grant date fair value noted above by the May 2018 Price.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Compensation Plans

AB Holding Units to be issued pursuant to our equity compensation plans as of December 31, 2018 are as follows:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance(1)
Equity compensation plans approved by security holders	671,243	$22.83	45,647,260
Equity compensation plans not approved by security holders	—	—	—
Total	671,243	$22.83	45,647,260
________________________________________________________________________________________________________________________

(1)	All AB Holding Units remaining available for future issuance will be issued pursuant to the 2017 Plan, which was approved during a Special Meeting of AB Holding Unitholders held on September 29, 2017.

There are no AB Units to be issued pursuant to an equity compensation plan.

For information about our equity compensation plans, see Note 19 to AB’s consolidated financial statements in Item 8.

Principal Security Holders

As of December 31, 2018, we had no information that any person beneficially owned more than 5% of the outstanding AB Holding Units.

As of December 31, 2018, we had no information that any person beneficially owned more than 5% of the outstanding AB Units, except as reported by AXA, EQH and certain of their respective subsidiaries on Schedule 13D/A with the SEC on January 3, 2019 pursuant to the Exchange Act. We have prepared the following table, and the notes that follow, in reliance on such filing:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership Reported on Schedule		Percent of Class
AXA(1)(2)(3)(4) 25 avenue Matignon 75008 Paris, France	170,121,745	(3)(4)	63.3	(1)(4)
AXA Equitable Holdings(1)(3)(4) 1290 Avenue of the Americas New York, NY 10104	170,121,745	(3)(4)	63.3	(1)(4)
________________________________________________________________________________________________________________________

(1)
Based on information included in Form S-4 filed with the SEC on December 6, 2018, AXA owns approximately 59.2% of the outstanding shares of EQH. Additionally, the percent of class included in the above table reflects issued and outstanding AB Units.

(2)
Based on information provided by AXA, as of December 31, 2018, 14.40% of the issued ordinary shares (representing 24.16% of the voting power) of AXA were owned directly and indirectly by two French mutual insurance companies (AXA Assurances IARD Mutuelle and AXA Assurances Vie Mutuelle) engaged in the Property & Casualty insurance business and the Life & Savings insurance business in France (“Mutuelles AXA”). The address of The Mutuelles AXA is 313 Terrasses de l'Arche 92727 Nanterre Cedex, France.

(3)
By reason of their relationships, AXA, the Mutuelles AXA, AXA Equitable Holdings, AXA Equitable Financial Services, LLC (a subsidiary of EQH), AXA-IM Holding U.S. (a subsidiary of EQH), Alpha Units Holdings, Inc. (a subsidiary of EQH) and MLOA may be deemed to share the power to vote or to direct the vote and to dispose or direct the disposition of all or a portion of the 170,121,745 issued and outstanding AB Units.

(4)
AXA, EQH and certain of their respective subsidiaries have reported on Schedule 13D/A dated as of January 3, 2019 that, by reason of AXA’s ownership of 59.2% of the outstanding shares of common stock of EQH, AXA may be deemed to beneficially own all of the issued and outstanding AB Units owned directly and indirectly by EQH.

As of December 31, 2018, AB Holding was the record owner of 96,658,278, or 36.0%, of the issued and outstanding AB Units.

Management

As of December 31, 2018, the beneficial ownership of AB Holding Units by each director and named executive officer of the General Partner and by all directors and executive officers as a group is as follows:

Name of Beneficial Owner	Number of AB Holding Units and Nature of Beneficial Ownership	Percent of Class
Seth P. Bernstein(1)(2)	314,574	*
Robert B. Zoellick(1)	47,100	*
Paul L. Audet	9,345	*
Ramon de Oliveira(1)	13,379	*
Denis Duverne(1)	2,000	*
Barbara Fallon-Walsh(1)	13,379	*
Daniel G. Kaye(1)	13,379	*
Shelley B. Leibowitz	16,145	*
Anders Malmstrom(1)	—	*
Das Narayandas	9,345	*
Mark Pearson(1)	—	*
James A. Gingrich(1)(3)	1,784,907	1.8
Laurence E. Cranch(1)(4)	365,212	*
John C. Weisenseel(1)(5)	303,041	*
Kate C. Burke(1)(6)	208,643
All directors and executive officers as a group (16 persons)(7)(8)	3,137,990	3.2%
________________________________________________________________________________________________________________________

*	Number of AB Holding Units listed represents less than 1% of the Units outstanding.

(1)
Excludes AB Holding Units beneficially owned by AXA, EQH and their respective subsidiaries. Ms. Fallon-Walsh and Messrs. Bernstein, de Oliveira, Duverne, Kaye, Malmstrom and Pearson are directors and/or officers of AXA, EQH, AXA Equitable and/or MLOA. Ms. Burke and Messrs. Bernstein, Zoellick, Gingrich, Cranch and Weisenseel are directors and/or officers of the General Partner.

(2)
Represents 314,574 restricted AB Holding Units that have not yet vested or with respect to which he has deferred delivery. See “Overview of Our President and CEO’s Compensation – Compensation Elements – Restricted AB Holding Units” in Item 11 for additional information.

(3)
Includes 1,695,216 restricted AB Holding Units awarded to Mr. Gingrich as long-term incentive compensation that have not yet vested or with respect to which he has deferred delivery. For information regarding Mr. Gingrich’s long-term incentive compensation awards, see “Grants of Plan-based Awards in 2018” and “Outstanding Equity Awards at 2018 Fiscal Year-End” in Item 11.

(4)
Includes 242,611 restricted AB Holding Units awarded to Mr. Cranch as long-term incentive compensation that have not yet vested or with respect to which he has deferred delivery. For information regarding Mr. Cranch's long-term incentive compensation awards, see “Grants of Plan-based Awards in 2018” and “Outstanding Equity Awards at 2018 Fiscal Year-End” in Item 11.

(5)
Includes 270,318 restricted AB Holding Units awarded to Mr. Weisenseel as long-term incentive compensation that have not yet vested or with respect to which he has deferred delivery.  For information regarding Mr. Weisenseel’s long-term incentive compensation awards, see “Grants of Plan-based Awards in 2018” and “Outstanding Equity Awards at 2018 Fiscal Year-End” in Item 11.

(6)
Includes 189,746 restricted AB Holding Units awarded to Ms. Burke as long-term incentive compensation that have not yet vested.  For information regarding Ms. Burke’s long-term incentive compensation awards, see “Grants of Plan-based Awards in 2018” and “Outstanding Equity Awards at 2018 Fiscal Year-End” in Item 11.

(7)
Includes 2,712,465 restricted AB Holding Units awarded to the executive officers as a group as long-term incentive compensation that have not yet vested and/or with respect to which the executive officer has deferred delivery.

As of December 31, 2018, our directors and executive officers did not beneficially own any AB Units.

As of December 31, 2018, the beneficial ownership of the common stock of AXA by each director and named executive officer of the General Partner and by all directors and executive officers as a group is as follows:

AXA Common Stock(1)

Name of Beneficial Owner	Number of Shares and Nature of Beneficial Ownership	Percent of Class
Seth P. Bernstein	—	*
Robert B. Zoellick	—	*
Paul L. Audet	—	*
Ramon de Oliveira(2)	38,536	*
Denis Duverne(3)	2,010,307	*
Barbara Fallon-Walsh(4)	29,340	*
Daniel G. Kaye	11,634	*
Shelley B. Leibowitz	—	*
Anders Malmstrom(5)	129,308	*
Das Narayandas	—	*
Mark Pearson(6)	496,957	*
James A. Gingrich	—	*
Laurence E. Cranch	—	*
John C. Weisenseel	—	*
Kate C. Burke	—	*
All directors and executive officers as a group (16 persons)(7)	2,716,082	*
________________________________________________________________________________________________________________________
* Number of shares listed represents less than 1% of the outstanding AXA common stock.

(1)	Holdings of AXA American Depositary Shares (“ADS”) are expressed as their equivalent in AXA common stock. Each AXA ADS represents the right to receive one AXA ordinary share.

(2)	Includes 4,361 shares Mr. de Oliveira can acquire within 60 days under option plans.

(3)	Includes 415,045 shares Mr. Duverne can acquire within 60 days under option plans.

(4)	Includes 2,127 shares Ms. Fallon-Walsh can acquire within 60 days under options plans.

(5)
Includes 36,807 shares Mr. Malmstrom can acquire within 60 days under option plans. Also includes 62,654 unvested AXA performance shares, which are paid out when vested based on the share price of AXA at that time and are subject to achievement of internal performance conditions.

(6)
Includes 48,486 shares Mr. Pearson can acquire within 60 days under options plans. Also includes 203,470 unvested AXA performance shares, which are paid out when vested based on the share price of AXA at that time and are subject to achievement of internal performance conditions.

(7)	Includes 506,826 shares the directors and executive officers as a group can acquire within 60 days under option plans.

As of December 31, 2018, the beneficial ownership of the common stock of EQH by each director and named executive officer of the General Partner and by all directors and executive officers as a group is as follows:

EQH Common Stock

Name of Beneficial Owner	Number of Shares and Nature of Beneficial Ownership	Percent of Class
Seth P. Bernstein(1)	13,250	*
Robert B. Zoellick	—	*
Paul L. Audet	—	*
Ramon de Oliveira	8,844	*
Denis Duverne	—	*
Barbara Fallon-Walsh	5,844	*
Daniel G. Kaye	10,844	*
Shelley B. Leibowitz	—	*
Anders Malmstrom(2)	53,983	*
Das Narayandas	2,000	*
Mark Pearson(3)	136,187	*
James A. Gingrich	—	*
Laurence E. Cranch	—	*
John C. Weisenseel	—	*
Kate C. Burke	—	*
All directors and executive officers as a group (16 persons)(4)	230,952	*
________________________________________________________________________________________________________________________
* Number of shares listed represents less than 1% of the outstanding EQH common stock.

(1)	Includes 9,250 restricted stock units that will vest within 60 days.

(2)	Includes 33,483 unvested EQH performance shares and 18,500 restricted stock units that will vest within 60 days.

(3)	Includes 85,937 unvested EQH performance shares and 46,250 restricted stock units that will vest within 60 days.

(4)	Includes 119,420 unvested EQH performance shares and 64,750 restricted stock units that will vest within 60 days for the directors and executive officers as a group.

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

Section 17-403(b) of the Delaware Revised Uniform Limited Partnership Act (“Delaware Act”) states in substance that, except as provided in the Delaware Act or the applicable partnership agreement, a general partner of a limited partnership has the liabilities of a general partner in a general partnership governed by the Delaware Uniform Partnership Law (as in effect on July 11, 1999) to the partnership and to the other partners. In addition, as discussed below, Sections 17-1101(d) and 17-1101(f) of the Delaware Act generally provide that a partnership agreement may limit or eliminate fiduciary duties a partner may be deemed to owe to the limited partnership or to another partner, and any related liability, provided that the partnership agreement may not limit or eliminate the implied contractual covenant of good faith and fair dealing. Accordingly, while under Delaware law a general partner of a limited partnership is liable as a fiduciary to the other partners, those fiduciary obligations may be altered by the terms of the applicable partnership agreement. Each of the AB Partnership Agreement and AB Holding Partnership Agreement (each, a “Partnership Agreement” and, together, the “Partnership Agreements”) sets forth limitations on the duties and liabilities of the General Partner. Each Partnership Agreement provides that the General Partner is not liable for monetary damages for errors in judgment or for breach of fiduciary duty (including breach of any duty of care or loyalty), unless it is established (the person asserting such liability having the burden of proof) that the General Partner’s action or failure to act involved an act or omission undertaken with deliberate intent to cause injury, with reckless disregard for the best interests of the Partnerships or with actual bad faith on the part of the General Partner, or constituted actual fraud. Whenever the Partnership Agreements provide that the

General Partner is permitted or required to make a decision (i) in its “discretion” or under a grant of similar authority or latitude, the General Partner is entitled to consider only such interests and factors as it desires and has no duty or obligation to consider any interest of or other factors affecting the Partnerships or any Unitholder of AB or AB Holding or (ii) in its “good faith” or under another express standard, the General Partner will act under that express standard and will not be subject to any other or different standard imposed by either Partnership Agreement or applicable law or in equity or otherwise. Each Partnership Agreement further provides that to the extent that, at law or in equity, the General Partner has duties (including fiduciary duties) and liabilities relating thereto to either Partnership or any partner, the General Partner acting under either Partnership Agreement, as applicable, will not be liable to the Partnerships or any partner for its good faith reliance on the provisions of the Partnership Agreement.

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

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Policies and Procedures Regarding Transactions with Related Persons

Each Partnership Agreement expressly permits AXA, EQH and their affiliates (collectively, “AXA Affiliates”), to provide services to AB and AB Holding if the terms of the transaction are approved by the General Partner in good faith as being comparable to (or more favorable to each such Partnership than) those that would prevail in a transaction with an unaffiliated party. This requirement is conclusively presumed to be satisfied as to any transaction or arrangement that (i) in the reasonable and good faith judgment of the General Partner meets that unaffiliated party standard, or (ii) has been approved by a majority of those directors of the General Partner who are not also directors, officers or employees of an affiliate of the General Partner.

In practice, our management pricing committees review investment advisory agreements with AXA Affiliates, which is the manner in which the General Partner reaches a judgment regarding the appropriateness of the fees. Other transactions with AXA Affiliates are submitted to the Audit Committee for their review and approval. (See “Committees of the Board” in Item 10 for details regarding the Audit Committee.) We are not aware of any transaction during 2018 between our company and any related person with respect to which these procedures were not followed.

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

Transactions between AB and related persons during 2018 are as follows (the first table summarizes services we provide to related persons and the second table summarizes services our related persons provide to us):

Parties(1)	General Description of Relationship(2)	Amounts Received or Accrued for in 2018

AXA Equitable(3)	We provide investment management services and ancillary accounting, valuation, reporting, treasury and other services to the general and separate accounts of AXA Equitable Holdings and its insurance company subsidiaries.	$71,891,000
EQAT, AXA Enterprise Trust and AXA Premier VIP Trust	We serve as sub-adviser to these open-end mutual funds, each of which is sponsored by a subsidiary of AXA Equitable Holdings.	$27,755,000
AXA Life Invest	We provide investment management, distribution and shareholder servicing-related services.	$17,921,000
AXA Life Japan Limited(3)		$15,089,000
AXA France(3)		$10,533,000
AXA Switzerland Life(3)		$8,912,000
AXA Rosenberg Asia Pacific(3)		$6,206,000
AXA Germany(3)		$5,597,000
AXA Re Arizona Company(3)		$3,215,000
AXA Belgium(3)		$3,137,000

Parties(1)	General Description of Relationship(2)	Amounts Received or Accrued for in 2018
AXA Hong Kong Life(3)		$2,400,000
AXA Insurance UK Non Direct Regulated(3)		$2,291,000
MONY Life Insurance Company of America(3)		$1,792,000
Architas Multi-Manager UK(3)		$1,503,000
AXA Winterthur(3)		$1,133,000
AXA Mediterranean(3)		$843,000
AXA Insurance Ltd(3)		$730,000
AXA U.K. Group Pension Scheme		$591,000
AXA Switzerland Property and Casualty(3)		$511,000
AXA Corporate Solutions(3)		$428,000
AXA General Insurance Hong Kong Ltd(3)		$397,000
U.S. Financial Life Insurance Company(3)		$373,000
AXA Spain Property and Casualty(3)		$364,000
AXA General Insurance Hong Kong Ltd.(3)		$328,000
AXA Insurance Company(3)		$222,000
AXA MPS (3)		$222,000
AXA Equitable Holdings(3)		$199,000
AXA Life Singapore (3)		$136,000
AXA Investment Managers Ltd.(3)		$109,000
XL Group Investments Ltd(3)		$101,000

Parties(1)(3)	General Description of Relationship	Amounts Paid or Accrued for in 2018
AXA Advisors	Distributes certain of our Retail Products and provides Private Wealth Management referrals.	$21,567,000
AXA Business Services Pvt. Ltd.	Provides data processing services and support for certain investment operations functions.	$6,815,000
AXA Equitable Holdings	We are covered by various insurance policies maintained by AXA Equitable Holdings.	$2,615,000
AXA Technology Services India Pvt.	Provides certain data processing services and functions.	$2,153,000
AXA XL Insurance	We are covered by various E&O insurance policies maintained by AXA XL.	$1,961,000
AXA Advisors	Sells shares of our mutual funds under Distribution Service and educational Support agreements.	$1,485,000
AXA Group Solutions Pvt. Ltd.	Provides maintenance and development support for applications.	$1,038,000
GIE Informatique AXA	Provides cooperative technology development and procurement services to us and to various other subsidiaries of AXA.	$399,000
________________________________________________________________________________________________________________________

(1)	AB or one of its subsidiaries is a party to each transaction.

(2)	We provide investment management services unless otherwise indicated.

(3)	This entity is a subsidiary of AXA.

Arrangements with Immediate Family Members of Related Persons

During 2018, we did not have arrangements with immediate family members of our directors and executive officers.

Director Independence

See “Independence of Certain Directors” in Item 10.

Item 14.    Principal Accounting Fees and Services

Fees for professional audit services rendered by PricewaterhouseCoopers LLP (“PwC”) for the audit of AB’s and AB Holding’s annual financial statements for 2018 and 2017, respectively, and fees for other services rendered by PwC are as follows:

	2018	2017
	(in thousands)
Audit fees(1)	$6,244	$5,943
Audit-related fees(2)	3,259	3,457
Tax fees(3)	2,001	2,112
All other fees(4)	6	189
Total	$11,510	$11,701
________________________________________________________________________________________________________________________

(1)	Includes $58,447 and $57,010 paid for audit services to AB Holding in 2018 and 2017, respectively.

(2)	Audit-related fees consist principally of fees for audits of financial statements of certain employee benefit plans, internal control reviews and accounting consultation.

(3)	Tax fees consist of fees for tax consultation and tax compliance services.

(4)	All other fees in 2018 and 2017 consisted of miscellaneous non-audit services.

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

Financial Statement Schedule.

Attached to this Form 10-K is a schedule describing Valuation and Qualifying Account-Allowance for Doubtful Accounts for the three years ended December 31, 2018, 2017 and 2016.

(b)	Exhibits.

The following exhibits required to be filed by Item 601 of Regulation S-K are filed herewith or incorporated by reference herein, as indicated:

Exhibit	Description
3.01	AllianceBernstein Corporation By-Laws with amendments through July 25, 2018.
3.02	Amended and Restated Certificate of Limited Partnership dated February 24, 2006 of AB Holding (incorporated by reference to Exhibit 99.06 to Form 8-K, as filed February 24, 2006).
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

3.08	Certificate of Amendment to the Certificate of Incorporation of AllianceBernstein Corporation (incorporated by reference to Exhibit 99.08 to Form 8-K, as filed February 24, 2006).
10.01	Amendment to Seth P. Bernstein's Employment Agreement.*
10.02	AllianceBernstein 2018 Incentive Compensation Award Program.*
10.03	AllianceBernstein 2018 Deferred Cash Compensation Program.*
10.04	Form of Award Agreement, dated as of December 31, 2018, under Incentive Compensation Award Program, Deferred Cash Compensation Program and AB 2017 Long Term Incentive Plan.*
10.05	Form of Award Agreement, dated as of May 15, 2018, under AB 2017 Long Term Incentive Plan relating to equity compensation awards to Eligible Directors.*
10.06	Award Agreement, dated as of May 15, 2018 among Robert B. Zoellick, AB and AB Holding, under AB 2017 Long Term Incentive Plan.*
10.07	James A. Gingrich Award Letter dated as of April 24, 2018.*
10.08	Kate C. Burke Award Letter dated as of April 24, 2018.*
10.09	Laurence E. Cranch Award Letter dated as of April 24, 2018.*
10.10	John C. Weisenseel Award Letter dated as of April 24, 2018.*
10.11	Amendment to the Retirement Plan for Employees of AllianceBernstein L.P., dated as of April 1, 2018.*
10.12	Amendment to the Profit Sharing Plan for Employees of AllianceBernstein L.P., dated as of April 1, 2018.*
10.13	Summary of AB's Lease at 1345 Avenue of the Americas, New York, New York.
10.14	Summary of AB's Lease at 501 Commerce Street, Nashville, Tennessee.
10.15	Guidelines for Transfer of AB Units.
10.16	Amended and Restated Revolving Credit Agreement, dated as of September 27, 2018 (incorporated by reference to Exhibit 10.01 to Form 8-K, as filed October 3, 2018).

Exhibit	Description
10.17
Amendment Agreement, dated as of February 6, 2018, between James A. Gingrich and AB to amend the Letter Agreement, dated as of February 13, 2017, between Mr. Gingrich and AB (incorporated by reference to Exhibit 10.01 to Form 10-K for the fiscal year ended December 31, 2017, as filed February 13, 2018).*

10.18	AB 2017 Long Term Incentive Plan (incorporated by reference to Exhibit 10.06 to Form 10-K for the fiscal year ended December 31, 2017, as filed February 13, 2018).*
10.19
Letter Agreement between Robert B. Zoellick and AllianceBernstein Corporation relating to Mr. Zoellick's Service as Non-Executive Chairman of the Board (incorporated by reference to Exhibit 10.1 to Form 8-K, as filed May 1, 2017).*

10.20	Employment Agreement among Seth P. Bernstein, AB, AB Holding and AllianceBernstein Corporation (incorporated by reference to Exhibit 10.3 to Form 10-K, as filed May 1, 2017).*
10.21
Amendment to the Profit Sharing Plan for Employees of AllianceBernstein L.P., dated as of October 20, 2016 and effective as of January 1, 2017 (incorporated by reference to Exhibit 10.06 to Form 10-K for the fiscal year ended December 31, 2016, as filed February 14, 2017).*

10.22
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

10.27
Investment Advisory and Management Agreement for the General Account of AXA Equitable Life Insurance Company (incorporated by reference to Exhibit 10.5 to Form 10-K for the fiscal year ended December 31, 2004, as filed March 15, 2005).

10.28
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

AllianceBernstein L.P.

Date: February 13, 2019	By:	/s/ Seth P. Bernstein
Seth P. Bernstein
Chief Executive Officer
Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: February 13, 2019	/s/ John C. Weisenseel
John C. Weisenseel
Chief Financial Officer

Date: February 13, 2019	/s/ William R. Siemers
William R. Siemers
Controller and Chief Accounting Officer

Directors

/s/ Seth P. Bernstein	/s/ Robert B. Zoellick
Seth P. Bernstein	Robert B. Zoellick
President and Chief Executive Officer	Chairman of the Board

/s/ Paul L. Audet	/s/ Ramon de Oliveira
Paul L. Audet	Ramon de Oliveira
Director	Director

/s/ Denis Duverne	/s/ Barbara Fallon-Walsh
Denis Duverne	Barbara Fallon-Walsh
Director	Director

/s/ Daniel G. Kaye	/s/ Shelley B. Leibowitz
Daniel G. Kaye	Shelley B. Leibowitz
Director	Director

/s/s Anders Malmstrom	/s/ Das Narayandas
Anders Malmstrom	Das Narayandas
Director	Director

/s/ Mark Pearson
Mark Pearson
Director

SCHEDULE I I
AllianceBernstein L.P.
Valuation and Qualifying Account - Allowance for Doubtful Accounts
For the Three Years Ending December 31, 2018, 2017 and 2016

Description	Balance at Beginning of Period	Credited to Costs and Expenses	Deductions		Balance at End of Period
	(in thousands)
For the year ended December 31, 2016	$552	$—	$39	(a)	$513

For the year ended December 31, 2017	$513	$150	$252	(b)	$411

For the year ended December 31, 2018	$411	$—	$—	(c)	$411

(a)	Includes accounts written-off as uncollectible of $39.

(b)	Includes accounts written-off as uncollectible of $252.

(c)	Includes accounts written-off as uncollectible of $0.