Form 10-Q
period 2019-03-31
ALLIANCEBERNSTEIN L.P.
filed 2019-04-25
CIK 1109448

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
The number of units of limited partnership interest outstanding as of March 31, 2019 was 267,186,102.

Index

ALLIANCEBERNSTEIN L.P.

Index

Part I
FINANCIAL INFORMATION
Item 1. Financial Statements
ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition
(in thousands, except unit amounts)
(unaudited)

	March 31, 2019	December 31, 2018

ASSETS
Cash and cash equivalents	$754,455	$640,206
Cash and securities segregated, at fair value (cost: $1,253,200 and $1,164,375)	1,262,178	1,169,554
Receivables, net:
Brokers and dealers	207,437	197,048
Brokerage clients	1,617,628	1,718,629
AB funds fees	216,239	217,470
Other fees	122,065	127,462
Investments:
Long-term incentive compensation-related	49,717	52,429
Other	225,476	661,915
Assets of consolidated company-sponsored investment funds:
Cash and cash equivalents	7,767	13,118
Investments	385,309	351,696
Other assets	26,190	22,840
Furniture, equipment and leasehold improvements, net	149,847	155,519
Goodwill	3,066,700	3,066,700
Intangible assets, net	72,014	79,424
Deferred sales commissions, net	16,821	17,148
Right-of-use assets	421,277	—
Other assets	257,718	297,940
Total assets	$8,858,838	$8,789,098

LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST AND CAPITAL
Liabilities:
Payables:
Brokers and dealers	$187,233	$290,960
Securities sold not yet purchased	5,343	8,623
Brokerage clients	3,000,596	3,095,458
AB mutual funds	57,057	74,599
Accounts payable and accrued expenses	181,377	412,313
Lease liabilities	541,170	—
Liabilities of consolidated company-sponsored investment funds	29,648	22,610
Accrued compensation and benefits	313,526	273,250
Debt	540,258	546,267
Total liabilities	4,856,208	4,724,080

Index

	March 31, 2019	December 31, 2018

Commitments and contingencies (See Note 12)

Redeemable non-controlling interest	158,873	148,809

Capital:
General Partner	39,403	40,240
Limited partners: 267,186,102 and 268,850,276 units issued and outstanding	3,992,590	4,075,306
Receivables from affiliates	(11,666)	(11,430)
AB Holding Units held for long-term incentive compensation plans	(69,503)	(77,990)
Accumulated other comprehensive loss	(108,012)	(110,866)
Partners’ capital attributable to AB Unitholders	3,842,812	3,915,260
Non-redeemable non-controlling interests in consolidated entities	945	949
Total capital	3,843,757	3,916,209
Total liabilities, redeemable non-controlling interest and capital	$8,858,838	$8,789,098

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(in thousands, except per unit amounts)
(unaudited)

	Three Months Ended March 31,
	2019	2018
Revenues:
Investment advisory and services fees	$556,594	$574,116
Bernstein research services	90,235	114,400
Distribution revenues	100,509	108,004
Dividend and interest income	27,346	28,215
Investment gains (losses)	15,735	26,082
Other revenues	22,206	26,510
Total revenues	812,625	877,327
Less: Interest expense	17,163	9,540
Net revenues	795,462	867,787

Expenses:
Employee compensation and benefits	339,309	343,825
Promotion and servicing:
Distribution-related payments	105,993	110,154
Amortization of deferred sales commissions	3,502	6,598
Trade execution, marketing, T&E and other	49,648	54,043
General and administrative:
General and administrative	117,848	121,234
Real estate (credit) charges	—	(264)
Contingent payment arrangements	54	53
Interest on borrowings	3,983	2,612
Amortization of intangible assets	6,974	6,861
Total expenses	627,311	645,116

Operating income	168,151	222,671

Income taxes	8,921	15,825

Net income	159,230	206,846

Net income of consolidated entities attributable to non-controlling interests	10,116	22,650

Net income attributable to AB Unitholders	$149,114	$184,196

Net income per AB Unit:
Basic	$0.55	$0.68
Diluted	$0.55	$0.68

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2019	2018

Net income	$159,230	$206,846
Other comprehensive income (loss):
Foreign currency translation adjustment, before tax	2,630	9,921
Income tax expense	(77)	—
Foreign currency translation adjustments, net of tax	2,553	9,921
Changes in employee benefit related items:
Amortization of prior service cost	6	6
Recognized actuarial gain	267	282
Changes in employee benefit related items	273	288
Income tax benefit (expense)	10	(118)
Employee benefit related items, net of tax	283	170
Other comprehensive income	2,836	10,091
Less: Comprehensive income in consolidated entities attributable to non-controlling interests	10,096	22,667
Comprehensive income attributable to AB Unitholders	$151,970	$194,270

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

ALLIANCEBERNSTEIN L.P. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2019	2018

Cash flows from operating activities:
Net income	$159,230	$206,846

Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred sales commissions	3,502	6,598
Non-cash long-term incentive compensation expense	19,070	12,484
Depreciation and other amortization	41,892	17,737
Unrealized (gains) losses on investments	(10,543)	3,239
Unrealized (gains) on investments of consolidated company-sponsored investment funds	(21,930)	(23,393)
Other, net	6,246	(2,885)
Changes in assets and liabilities:
(Increase) in segregated cash and securities	(92,624)	(208,179)
Decrease (increase) in receivables	97,411	(145,051)
Decrease in investments	449,556	35,028
(Increase) in investments of consolidated company-sponsored investment funds	(11,683)	(686,794)
(Increase) decrease in deferred sales commissions	(3,175)	348
(Increase) in right-of-use assets	(577,842)	—
Decrease (increase) in other assets	38,685	(62,304)
Decrease in other assets and liabilities of consolidated company-sponsored investment funds, net	3,688	515,678
(Decrease) increase in payables	(222,472)	425,449
Increase in lease liabilities	541,928	—
(Decrease) increase in accounts payable and accrued expenses	(29,114)	3,900
Increase in accrued compensation and benefits	40,644	66,012
Net cash provided by operating activities	432,469	164,713

Cash flows from investing activities:
Purchases of furniture, equipment and leasehold improvements	(5,567)	(5,440)
Net cash used in investing activities	(5,567)	(5,440)

Index

	Three Months Ended March 31,
	2019	2018
Cash flows from financing activities:
Issuance (repayment) of commercial paper, net	15,459	(3,069)
Repayment of bank loans	(25,000)	(75,000)
(Decrease) increase in overdrafts payable	(65,352)	7,410
Distributions to General Partner and Unitholders	(191,485)	(247,773)
(Redemptions) subscriptions of investments in consolidated company-sponsored investment funds, net	(36)	372,785
Capital contributions to affiliates	(932)	(1,677)
Additional investments by AB Holding with proceeds from exercise of compensatory options to buy AB Holding Units	7,382	4,009
Purchases of AB Holding Units to fund long-term incentive compensation plan awards, net	(58,452)	(2,128)
Other	(228)	16
Net cash (used in) provided by financing activities	(318,644)	54,573

Effect of exchange rate changes on cash and cash equivalents	640	8,261

Net increase in cash and cash equivalents	108,898	222,107
Cash and cash equivalents as of beginning of the period	653,324	998,448
Cash and cash equivalents as of end of the period	$762,222	$1,220,555

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2019
(unaudited)

The words “we” and “our” refer collectively to AllianceBernstein L.P. and its subsidiaries (“AB”), or to their officers and employees. Similarly, the word “company” refers to AB. These statements should be read in conjunction with AB’s audited consolidated financial statements included in AB’s Form 10-K for the year ended December 31, 2018.

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

Index

Organization

During 2017, AXA announced its intention to pursue the sale of a minority stake in EQH through an initial public offering ("IPO"). During the second quarter of 2018, AXA completed the IPO. Since then, AXA has completed two additional offerings, most recently during the first quarter of 2019. As a result, AXA owns 48.3% of the outstanding common stock of EQH as of March 31, 2019. AXA has announced its intention to sell its entire remaining interest in EQH over time, subject to market conditions and other factors. AXA is under no obligation to do so and retains the sole discretion to determine the timing of any future sales of shares of EQH common stock.

As of March 31, 2019, EQH owns approximately 4.2% of the issued and outstanding units representing assignments of beneficial ownership of limited partnership interests in AllianceBernstein Holding L.P. (“AB Holding Units”). AllianceBernstein Corporation (an indirect wholly-owned subsidiary of EQH, “General Partner”) is the general partner of both AllianceBernstein Holding L.P. (“AB Holding”) and AB. AllianceBernstein Corporation owns 100,000 general partnership units in AB Holding and a 1% general partnership interest in AB.

As of March 31, 2019, the ownership structure of AB, including limited partnership units outstanding as well as the general partner's 1% interest, is as follows:

EQH and its subsidiaries	64.0%
AB Holding	35.2
Unaffiliated holders	0.8
100.0%

Including both the general partnership and limited partnership interests in AB Holding and AB, EQH and its subsidiaries had an approximate 65.6% economic interest in AB as of March 31, 2019.

Basis of Presentation

The interim condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the interim results, have been made. The preparation of the condensed consolidated financial statements requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the interim reporting periods. Actual results could differ from those estimates. The condensed consolidated statement of financial condition as of December 31, 2018 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”).

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

Reclassification

During 2019, prior period amounts for revenues related to our middle market lending business have been reclassified from other revenues to investment advisory fees in the condensed consolidated statements of income to conform to the current period's presentation.

During 2019, prior period amounts for research and miscellaneous fees related to our brokers dealers previously presented as changes in other assets are now presented as changes in receivables; and certain income taxes payable and receivable as well as deferred tax assets and liabilities previously presented as changes in payables are now presented as changes in other assets in the condensed consolidated statements of cash flows to conform to the current period's presentation.

Index

2.	Significant Accounting Policies

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-02, Leases. This pronouncement, along with subsequent ASUs issued to clarify certain provisions of ASU 2016-02 is now referred to as Accounting Standards Codification 842 ("ASC 842"). The standard requires a lessee to record most leases on its balance sheet while also disclosing key information about those lease arrangements. The classification criteria to distinguish between finance and operating leases are generally consistent with the classification criteria to distinguish between capital and operating leases under previous lease accounting guidance. We adopted this new standard on January 1, 2019 using the modified retrospective method. Prior comparable periods will not be adjusted under this method.

We applied several practical expedients offered by ASC 842 upon adoption of this standard. These included continuing to account for existing leases based on judgments made under legacy GAAP as it relates to determining classification of leases, unamortized initial direct costs and whether contracts are leases or contain leases. We also used a practical expedient to use hindsight in determining the lease terms (using knowledge and expectations as of the standard's adoption date instead of the previous assumptions under legacy GAAP) and evaluating impairment of our right-of-use assets in the transition period (using our most up-to-date information).

Adoption of this standard resulted in the recording of operating right-of-use assets and lease liabilities of $438.7 million and $574.5 million, respectively, and financing right-of-use assets and lease liabilities of $2.4 million as of January 1, 2019. The operating right-of-use assets recognized as of January 1, 2019 are net of deferred rent of $50.0 million and liabilities associated with previously recognized impairments of $85.8 million. See Note 13, Leases, for additional disclosures.

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which permits a company to reclassify the disproportionate income tax effects of the 2017 Tax Cuts and Job Act ("2017 Tax Act") on items within Accumulated Other Comprehensive Income ("AOCI") to retained earnings. The FASB refers to these amounts as "stranded tax effects." The ASU also requires certain new disclosures, some of which are applicable for all companies. The guidance is effective for all companies for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Companies may adopt the new guidance using one of two transition methods: (1) retrospective to each period (or periods) in which the income tax effect of the 2017 Tax Act related to items remaining in AOCI are recognized, or (2) at the beginning of the period of adoption. We adopted this standard on January 1, 2019. The adoption of this standard did not have an impact on our financial condition or results of operations.

Accounting Pronouncements Not Yet Adopted in 2019

In June 2016, the FASB issued ASU 2016-03, Financial Instruments - Credit Losses (Topic 326). This new guidance relates to the accounting for credit losses on financial instruments. The new guidance introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. It also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. The new guidance is effective for financial statements issued for fiscal years beginning after December 15, 2019, with early adoption permitted. Management currently is evaluating the impact that adoption of this standard will have on our financial condition and results of operations.
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

Index

In August 2018, the FASB issued ASU 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Topic 715-20). The amendment modifies the disclosure requirements for employers that sponsor defined benefit pension or other post-retirement plans. The revised guidance is effective for financial statements issued for fiscal years ending after December 15, 2020, with early adoption permitted. The revised guidance is not expected to have a material impact on our financial condition or results of operations.

Leases
We determine if an arrangement is a lease at inception. Both operating and finance leases are included in the right-of-use (“ROU”) assets and lease liabilities in our condensed consolidated statement of financial condition.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. We use our incremental borrowing rate based on the information available at adoption date in determining the present value of lease payments. Our lease terms may include options to extend or terminate the lease. These options to extend or terminate are assessed on a lease-by-lease basis, and the ROU assets and lease liabilities are adjusted when it is reasonably certain that an option will be exercised.

When calculating the measurement of ROU assets and liabilities, we utilize the fixed payments associated with the lease and do not include other variable contractual obligations, such as operating expenses, real estate taxes and employee parking. These costs are accounted for as period costs and expensed as incurred.

Additionally, we exclude any intangible assets such as software licensing agreements as stated in ASC 842-10-15-1. These arrangements will continue to follow the guidance of ASC 350, Intangibles - Goodwill and Other.

Index

3. Revenue Recognition

Revenues for the three months ended March 31, 2019 and 2018 consisted of the following:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Subject to contracts with customers:
Investment advisory and services fees
Base fees	$552,230	$567,856
Performance-based fees	4,364	6,260
Bernstein research services	90,235	114,400
Distribution revenues
All-in-management fees	61,773	66,748
12b-1 fees	19,586	22,534
Other	19,150	18,722
Other revenues
Shareholder servicing fees	17,830	19,530
Other	4,018	5,753
	769,186	821,803
Not subject to contracts with customers:
Dividend and interest income, net of interest expense	10,183	18,675
Investment gains (losses)	15,735	26,082
Other revenues	358	1,227
	26,276	45,984

Total net revenues	$795,462	$867,787

4.	Long-term Incentive Compensation Plans

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

During the three months ended March 31, 2019 and 2018, we purchased 2.0 million and 0.1 million AB Holding Units for $58.6 million and $2.3 million, respectively (on a trade date basis). The 2019 amounts reflect open-market purchases of 1.9 million AB Holding Units for $55.2 million, with the remainder relating to purchases of AB Holding Units from employees to allow them to fulfill statutory tax withholding requirements at the time of delivery of long-term incentive compensation awards. There were no open-market purchases during the first quarter of 2018. Purchases of AB Holding Units reflected on the condensed consolidated statements of cash flows are net of AB Holding Unit purchases by employees as part of a distribution reinvestment election.

Index

Each quarter, we consider whether to implement a plan to repurchase AB Holding Units pursuant to Rules 10b5-1 and 10b-18 under the Exchange Act. A plan of this type allows a company to repurchase its shares at times when it otherwise might be prevented from doing so because of self-imposed trading blackout periods or because it possesses material non-public information. Each broker we select has the authority under the terms and limitations specified in the plan to repurchase AB Holding Units on our behalf in accordance with the terms of the plan. Repurchases are subject to regulations promulgated by the SEC as well as certain price, market volume and timing constraints specified in the plan. The plan adopted during the fourth quarter of 2018 expired at the close of business on February 12, 2019. There was no plan adopted during the first quarter of 2019. We may adopt additional plans in the future to engage in open-market purchases of AB Holding Units to help fund anticipated obligations under our incentive compensation award program and for other corporate purposes.

During the first three months of 2019 and 2018, we granted to employees and Eligible Directors 0.1 million and 0.7 million restricted AB Holding Unit awards, respectively. We used AB Holding Units repurchased during the periods and newly-issued AB Holding Units to fund these awards.

During the first three months of 2019 and 2018, AB Holding issued 0.3 million and 0.2 million AB Holding Units, respectively, upon exercise of options to buy AB Holding Units. AB Holding used the proceeds of $7.4 million and $4.0 million, respectively, received from employees as payment in cash for the exercise price to purchase the equivalent number of newly-issued AB Units.

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

	Three Months Ended March 31,
	2019	2018
	(in thousands, except per unit amounts)
Net income attributable to AB Unitholders	$149,114	$184,196

Weighted average limited partnership units outstanding – basic	267,336	269,184
Dilutive effect of compensatory options to buy AB Holding Units	72	336
Weighted average limited partnership units outstanding – diluted	267,408	269,520
Basic net income per AB Unit	$0.55	$0.68
Diluted net income per AB Unit	$0.55	$0.68

For the three months ended March 31, 2019 and 2018, we excluded 29,056 and 1,225,731 options, respectively, from the diluted net income computation due to their anti-dilutive effect.

6. Cash Distributions

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

On April 25, 2019, the General Partner declared a distribution of $0.56 per AB Unit, representing a distribution of Available Cash Flow for the three months ended March 31, 2019. The General Partner, as a result of its 1% general partnership interest,

Index

is entitled to receive 1% of each distribution. The distribution is payable on May 16, 2019 to holders of record on May 6, 2019.

7.	Cash and Securities Segregated Under Federal Regulations and Other Requirements

As of March 31, 2019 and December 31, 2018, $1.3 billion and $1.2 billion, respectively, of U.S. Treasury Bills were segregated in a special reserve bank custody account for the exclusive benefit of our brokerage customers under Rule 15c3-3 of the Exchange Act.

8.	Investments

Investments consist of:
	March 31, 2019	December 31, 2018
	(in thousands)
U.S. Treasury Bills	$—	$392,424
Equity securities:
Long-term incentive compensation-related	36,137	38,883
Seed capital	84,697	105,951
Other	53,193	73,409
Exchange-traded options	3,046	2,568
Investments in limited partnership hedge funds:
Long-term incentive compensation-related	13,580	13,546
Seed capital	63,723	67,153
Time deposits	8,634	8,783
Other	12,183	11,627
Total investments	$275,193	$714,344

Total investments related to long-term incentive compensation obligations of $49.7 million and $52.4 million as of March 31, 2019 and December 31, 2018, respectively, consist of company-sponsored mutual funds and hedge funds. For long-term incentive compensation awards granted before 2009, we typically made investments in company-sponsored mutual funds and hedge funds that were notionally elected by plan participants and maintained them (and continue to maintain them) in a consolidated rabbi trust or separate custodial account. The rabbi trust and custodial account enable us to hold such investments separate from our other assets for the purpose of settling our obligations to participants. The investments held in the rabbi trust and custodial account remain available to the general creditors of AB.

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

We allocate seed capital to our investment teams to help develop new products and services for our clients. A portion of our seed capital investments are equity and fixed income products, primarily in the form of separately-managed account portfolios, U.S. mutual funds, Luxembourg funds, Japanese investment trust management funds or Delaware business trusts. We also may allocate seed capital to investments in private equity funds. In regard to our seed capital investments, the amounts above reflect those funds in which we are not the primary beneficiary of a VIE or hold a controlling financial interest in a VOE. See Note 14, Consolidated Company-Sponsored Investment Funds, for a description of the seed capital investments that we consolidate. As of March 31, 2019 and December 31, 2018, our total seed capital investments were $381.4 million and $391.6 million, respectively. Seed capital investments in unconsolidated company-sponsored investment funds are valued using published net asset values or non-published net asset values if they are not listed on an active exchange but have net asset values that are comparable to funds with published net asset values and have no redemption restrictions.

In addition, we also have long positions in corporate equities and long exchange-traded options traded through our options desk.

Index

The portion of unrealized gains (losses) related to equity securities, as defined by ASC 321-10, held as of March 31, 2019 and 2018 were as follows:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Net gains (losses) recognized during the period	$13,994	$(442)
Less: net gains recognized during the period on equity securities sold during the period	3,132	2,895
Unrealized gains (losses) recognized during the period on equity securities held	$10,862	$(3,337)

9.	Derivative Instruments

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

The notional value and fair value as of March 31, 2019 and December 31, 2018 for derivative instruments (excluding derivative instruments relating to our options desk trading activities discussed below) not designated as hedging instruments were as follows:

		Fair Value
	Notional Value	Asset Derivatives	Liability Derivatives
	(in thousands)
March 31, 2019:
Exchange-traded futures	$168,743	$231	$1,672
Currency forwards	57,539	7,044	6,960
Interest rate swaps	99,922	1,391	1,815
Credit default swaps	96,504	1,347	3,481
Total return swaps	92,706	41	462
Total derivatives	$515,414	$10,054	$14,390

December 31, 2018:
Exchange-traded futures	$218,657	$1,594	$2,534
Currency forwards	87,019	7,647	7,582
Interest rate swaps	112,658	1,649	1,959
Credit default swaps	94,657	2,888	2,685
Total return swaps	99,038	3,301	62
Total derivatives	$612,029	$17,079	$14,822

As of March 31, 2019 and December 31, 2018, the derivative assets and liabilities are included in both receivables and payables to brokers and dealers on our condensed consolidated statements of financial condition.

Index

The gains and losses for derivative instruments (excluding our options desk trading activities discussed below) for the three months ended March 31, 2019 and 2018 recognized in investment gains (losses) in the condensed consolidated statements of income were as follows:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Exchange-traded futures	$(5,115)	$825
Currency forwards	(40)	17
Interest rate swaps	(314)	274
Credit default swaps	(2,340)	74
Total return swaps	(11,956)	1,177
Net (losses) gains on derivative instruments	$(19,765)	$2,367

We may be exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments. We minimize our counterparty exposure through a credit review and approval process. In addition, we have executed various collateral arrangements with counterparties to the over-the-counter derivative transactions that require both pledging and accepting collateral in the form of cash. As of March 31, 2019 and December 31, 2018, we held $1.1 million and $4.8 million, respectively, of cash collateral payable to trade counterparties. This obligation to return cash is reported in payables to brokers and dealers in our condensed consolidated statements of financial condition.

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

Certain of our standardized contracts for over-the-counter derivative transactions (“ISDA Master Agreements”) contain credit risk related contingent provisions pertaining to each counterparty’s credit rating. In some ISDA Master Agreements, if the counterparty’s credit rating, or in some agreements, our assets under management (“AUM”), falls below a specified threshold, either a default or a termination event permitting the counterparty to terminate the ISDA Master Agreement would be triggered. In all agreements that provide for collateralization, various levels of collateralization of net liability positions are applicable, depending on the credit rating of the counterparty. As of March 31, 2019 and December 31, 2018, we delivered $3.7 million and $4.5 million, respectively, of cash collateral into brokerage accounts. We report this cash collateral in cash and cash equivalents in our condensed consolidated statements of financial condition.

As of March 31, 2019 and December 31, 2018, we held $3.0 million and $2.6 million, respectively, of long exchange-traded equity options, which are included in other investments on our condensed consolidated statements of financial condition. In addition, as of March 31, 2019 and December 31, 2018, we held $2.9 million and $3.8 million, respectively, of short exchange-traded equity options, which are included in securities sold not yet purchased on our condensed consolidated statements of financial condition. Our options desk provides our clients with equity derivative strategies and execution for exchange-traded options on single stocks, exchange-traded funds and indices. While predominately agency-based, the options desk may commit capital to facilitate a client’s transaction. Our options desk hedges the risks associated with this activity by taking offsetting positions in equities. For the three months ended March 31, 2019 and 2018, we recognized $7.6 million and $4.2 million, respectively, of losses on equity options activity. These losses are recognized in investment gains (losses) in the condensed consolidated statements of income.

Index

10.	Offsetting Assets and Liabilities

See Note 14, Consolidated Company-Sponsored Investment Funds, for disclosure of offsetting assets and liabilities of our consolidated company-sponsored investment funds.

Offsetting of assets as of March 31, 2019 and December 31, 2018 was as follows:

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
	(in thousands)
March 31, 2019:
Securities borrowed	$55,031	$—	$55,031	$(54,249)	$—	$782
Derivatives	$10,054	$—	$10,054	$—	$(1,141)	$8,913
Long exchange-traded options	$3,046	$—	$3,046	$—	$—	$3,046
December 31, 2018:
Securities borrowed	$64,856	$—	$64,856	$(64,217)	$—	$639
Derivatives	$17,079	$—	$17,079	$—	$(4,831)	$12,248
Long exchange-traded options	$2,568	$—	$2,568	$—	$—	$2,568

Offsetting of liabilities as of March 31, 2019 and December 31, 2018 was as follows:

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
	(in thousands)
March 31, 2019:
Securities loaned	$—	$—	$—	$—	$—	$—
Derivatives	$14,390	$—	$14,390	$—	$(3,655)	$10,735
Short exchange-traded options	$2,878	$—	$2,878	$—	$—	$2,878
December 31, 2018:
Securities loaned	$59,526	$—	$59,526	$(59,526)	$—	$—
Derivatives	$14,822	$—	$14,822	$—	$(4,458)	$10,364
Short exchange-traded options	$3,782	$—	$3,782	$—	$—	$3,782

Cash collateral, whether pledged or received on derivative instruments, is not considered material and, accordingly, is not disclosed by counterparty.

Index

11.	Fair Value

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Valuation of our financial instruments by pricing observability levels as of March 31, 2019 and December 31, 2018 was as follows (in thousands):

	Level 1	Level 2	Level 3	NAV Expedient(1)	Other	Total
March 31, 2019:
Money markets	$93,286	$—	$—	$—	$—	$93,286
Securities segregated (U.S. Treasury Bills)	—	1,262,178	—	—	—	1,262,178
Derivatives	231	9,823	—	—	—	10,054
Investments
U.S. Treasury Bills	—	—	—	—	—	—
Equity securities	167,346	6,248	115	318	—	174,027
Long exchange-traded options	3,046	—	—	—	—	3,046
Limited partnership hedge funds(2)	—	—	—	—	77,303	77,303
Time deposits(3)	—	—	—	—	8,634	8,634
Other investments	5,028	—	—	—	7,155	12,183
Total investments	175,420	6,248	115	318	93,092	275,193
Total assets measured at fair value	$268,937	$1,278,249	$115	$318	$93,092	$1,640,711

Securities sold not yet purchased
Short equities – corporate	$2,465	$—	$—	$—	$—	$2,465
Short exchange-traded options	2,878	—	—	—	—	2,878
Derivatives	1,672	12,718	—	—	—	14,390
Contingent payment arrangements	—	—	7,390	—	—	7,390
Total liabilities measured at fair value	$7,015	$12,718	$7,390	$—	$—	$27,123

Index

	Level 1	Level 2	Level 3	NAV Expedient(1)	Other	Total
December 31, 2018:
Money markets	$102,888	$—	$—	$—	$—	$102,888
Securities segregated (U.S. Treasury Bills)	—	1,169,554	—	—	—	1,169,554
Derivatives	1,594	15,485	—	—	—	17,079
Investments
U.S. Treasury Bills	—	392,424	—	—	—	392,424
Equity securities	209,414	8,372	142	315	—	218,243
Long exchange-traded options	2,568	—	—	—	—	2,568
Limited partnership hedge funds(2)	—	—	—	—	80,699	80,699
Time deposits(3)	—	—	—	—	8,783	8,783
Other investments	4,269	—	—	—	7,358	11,627
Total investments	216,251	400,796	142	315	96,840	714,344
Total assets measured at fair value	$320,733	$1,585,835	$142	$315	$96,840	$2,003,865

Securities sold not yet purchased
Short equities – corporate	$4,841	$—	$—	$—	$—	$4,841
Short exchange-traded options	3,782	—	—	—	—	3,782
Derivatives	2,534	12,288	—	—	—	14,822
Contingent payment arrangements	—	—	7,336	—	—	7,336
Total liabilities measured at fair value	$11,157	$12,288	$7,336	$—	$—	$30,781

(1) Investments measured at fair value using NAV (or its equivalent) as a practical expedient.
(2) Investments in equity method investees that are not measured at fair value in accordance with GAAP.
(3) Investments carried at amortized cost that are not measured at fair value in accordance with GAAP.

Other investments include (i) an investment in a start-up company that does not have a readily available fair value ($0.9 million as of March 31, 2019 and December 31, 2018), (ii) an investment in an equity method investee that is not measured at fair value in accordance with GAAP ($2.9 million as of March 31, 2019 and $3.4 million as of December 31, 2018), and (iii) broker dealer exchange memberships that are not measured at fair value in accordance with GAAP ($3.3 million as of March 31, 2019 and $3.1 million as of December 31, 2018).
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

Index

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

During the three months ended March 31, 2019, we had a transfer of $3.2 million from Level 2 to Level 1; there was no transfer between Level 2 and Level 3 securities.
The change in carrying value associated with Level 3 financial instruments carried at fair value, classified as private equity and equity securities, is as follows:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Balance as of beginning of period	$142	$1,071
Purchases	—	—
Sales	—	—
Realized gains (losses), net	—	—
Unrealized gains (losses), net	(27)	—
Balance as of end of period	$115	$1,071

Transfers into and out of all levels of the fair value hierarchy are reflected at end-of-period fair values. Realized and unrealized gains and losses on Level 3 financial instruments are recorded in investment gains and losses in the condensed consolidated statements of income.

As of March 31, 2018, we had an investment in a private equity fund focused exclusively on the energy sector (fair value of $1.0 million) that was classified as Level 3 and written off during the second quarter of 2018.This investment's valuation was based on a market approach, considering recent transactions in the fund and the industry.
We acquired Ramius Alternative Solutions LLC in 2016, which included contingent consideration arrangements as part of the purchase price. The change in carrying value associated with Level 3 financial instruments carried at fair value, classified as contingent payment arrangements, is as follows:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Balance as of beginning of period	$7,336	$10,855
Accretion	54	53
Payments	—	—
Balance as of end of period	$7,390	$10,908

During 2018, we amended the contingent payment relating to our 2016 acquisition by modifying the earnout structure and extending it one year. As part of this amendment, we recorded a change in estimate and wrote off $2.4 million related to the contingent consideration in the fourth quarter. As of March 31, 2019 and December 31, 2018, the acquisition-related contingent liability with a fair value of $7.4 million and $7.3 million, respectively, remains relating to our 2016 acquisition, which was valued using a revenue growth rate of 18% and a discount rate ranging from 3.2% to 3.7%.

Index

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We did not have any material assets or liabilities that were measured at fair value for impairment on a nonrecurring basis during the three months ended March 31, 2019 or during the year ended December 31, 2018.

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

13.	Leases

We lease office space, furniture and office equipment under various operating and financing leases. Our current leases have remaining lease terms of 1 year to 11 years, some of which include options to extend the leases for up to 5 years, and some of which include options to terminate the leases within 1 year.
Since 2010, we have sub-leased over one million square feet of office space. The liability relating to our global space consolidation initiatives was $85.8 million as of December 31, 2018 ("Liability"). Upon adoption of ASC 842 on January 1, 2019, we recorded the Liability as a reduction to our operating right-of-use assets.
Leases included in the condensed consolidated statement of financial condition as of March 31, 2019 were as follows:

	Classification	March 31, 2019
		(in thousands)
Operating Leases
Operating lease right-of-use assets	Right-of-use assets	$419,247
Operating lease liabilities	Lease liabilities	539,096

Finance Leases
Property and equipment, gross	Right-of-use assets	2,356
Accumulated depreciation	Right-of-use assets	(286)
Property and equipment, net		2,070
Finance lease liabilities	Lease liabilities	2,074

Index

The components of lease expense included in the condensed consolidated statement of income as of March 31, 2019 were as follows:

		Three Months Ended March 31,
	Classification	2019
		(in thousands)
Operating lease cost	General and administrative	$27,141

Financing lease cost:
Amortization of right-of-use assets	General and administrative	286
Interest on lease liabilities	Interest expense	17
Total finance lease cost		303
Variable lease cost (1)	General and administrative	9,873
Sublease income	General and administrative	(14,463)
Net lease cost		$22,854
(1) Variable lease expense includes operating expenses, real estate taxes and employee parking.
The sublease income represents all revenues received from subtenants. It is primarily fixed base rental payments combined with variable reimbursements such as operating expenses, real estate taxes and employee parking.  The vast majority of subtenant income is derived from our New York metro subtenant agreements. Subtenant income related to base rent is recorded on a straight-line basis.
Maturities of lease liabilities were as follows:

	Operating Leases	Financing Leases	Total
Year ending December 31,	(in thousands)
2019 (excluding the three months ended March 31, 2019)	$93,535	$898	$94,433
2020	110,711	941	111,652
2021	101,977	297	102,274
2022	88,107	—	88,107
2023	81,356	—	81,356
Thereafter	120,326	—	120,326
Total lease payments	596,012	2,136	598,148
Less interest	(56,916)	(62)
Present value of lease liabilities	$539,096	$2,074
During October 2018, we signed a lease, which commences in mid-2020, relating to 205,000 square feet of space at our new Nashville headquarters. Our estimated total base rent obligation (excluding taxes, operating expenses and utilities) over the 15 year initial lease term is $126 million. During April 2019, we signed a lease, which commences in 2024, relating to approximately 190,000 square feet of space in New York City. Our estimated total base rent obligation (excluding taxes, operating expenses and utilities) over the 20 year lease term is approximately $448 million.

Index

Lease term and discount rate:
Weighted average remaining lease term (years)
Operating leases	5.69
Finance leases	1.97
Weighted average discount rate
Operating leases	3.49%
Finance leases	3.14%
Supplemental cash flow information related to leases was as follows:

Three Months Ended March 31, 2019
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$35,728
Operating cash flows from financing leases	17
Financing cash flows from finance leases	282
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	2,289
Finance leases	—
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

Index

The balances of consolidated VIEs and VOEs included in our condensed consolidated statements of financial condition were as follows:

	March 31, 2019			December 31, 2018
	(in thousands)
	VIEs	VOEs	Total	VIEs	VOEs	Total
Cash and cash equivalents	$5,948	$1,819	$7,767	$11,880	$1,238	$13,118
Investments	230,755	154,554	385,309	217,840	133,856	351,696
Other assets	12,668	13,522	26,190	6,024	16,816	22,840
Total assets	$249,371	$169,895	$419,266	$235,744	$151,910	$387,654

Liabilities	$14,050	$15,598	$29,648	$5,215	$17,395	$22,610
Redeemable non-controlling interest	116,343	39,642	155,985	117,523	28,398	145,921
Partners' capital attributable to AB Unitholders	118,978	114,655	233,633	113,006	106,117	219,123
Total liabilities, redeemable non-controlling interest and partners' capital	$249,371	$169,895	$419,266	$235,744	$151,910	$387,654

Fair Value
Cash and cash equivalents include cash on hand, demand deposits, overnight commercial paper and highly liquid investments with original maturities of three months or less. Due to the short-term nature of these instruments, the recorded value has been determined to approximate fair value.

Index

Valuation of consolidated company-sponsored investment funds' financial instruments by pricing observability levels as of March 31, 2019 and December 31, 2018 was as follows (in thousands):

	Level 1	Level 2	Level 3	NAV Expedient	Total
March 31, 2019:
Investments - VIEs	$25,109	$196,275	$9,371	$—	$230,755
Investments - VOEs	86,036	67,628	890	—	154,554
Derivatives - VIEs	837	1,787	—	—	2,624
Derivatives - VOEs	123	4,237	—	—	4,360
Total assets measured at fair value	$112,105	$269,927	$10,261	$—	$392,293

Derivatives - VIEs	151	2,629	—	—	2,780
Derivatives - VOEs	343	3,595	—	—	3,938
Total liabilities measured at fair value	$494	$6,224	$—	$—	$6,718

December 31, 2018:
Investments - VIEs	$22,149	$187,626	$8,065	$—	$217,840
Investments - VOEs	68,063	65,485	308	—	133,856
Derivatives - VIEs	1,486	1,924	—	—	3,410
Derivatives - VOEs	124	3,692	—	—	3,816
Total assets measured at fair value	$91,822	$258,727	$8,373	$—	$358,922

Derivatives - VIEs	$72	$3,819	$—	$—	$3,891
Derivatives - VOEs	197	3,633	—	—	3,830
Total liabilities measured at fair value	$269	$7,452	$—	$—	$7,721

See Note 11 for a description of the fair value methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.

The change in carrying value associated with Level 3 financial instruments carried at fair value within consolidated company-sponsored investment funds was as follows:

	Three Months Ended March 31,
	2019	2018
	(in thousands)

Balance as of beginning of period	$8,373	$2,264
Transfers (out) in	(97)	(13)
Purchases	2,111	4,034
Sales	(284)	(333)
Realized gains (losses), net	2	5
Unrealized gains (losses), net	149	(58)
Accrued discounts	7	2
Balance as of end of period	$10,261	$5,901

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

Derivative Instruments
As of March 31, 2019 and December 31, 2018, the VIEs held $0.2 million and $0.5 million (net), respectively, of futures, forwards and swaps within their portfolios. For the three months ended March 31, 2019 and 2018, we recognized $1.1 million and $14.9 million of gains and losses, respectively, on these derivatives. These gains and losses are recognized in investment gains (losses) in the condensed consolidated statements of income. As of March 31, 2019 and December 31, 2018, the VIEs held $1.0 million and $0.9 million, respectively, of cash collateral payable to trade counterparties. This obligation to return cash is reported in the liabilities of consolidated company-sponsored investment funds in our condensed consolidated statements of financial condition. As of March 31, 2019 and December 31, 2018, the VIEs delivered $2.1 million and $0.8 million, respectively, of cash collateral into brokerage accounts. The VIEs report this cash collateral in the consolidated company-sponsored investment funds cash and cash equivalents in our condensed consolidated statements of financial condition.
As of March 31, 2019 and December 31, 2018, the VOEs held $0.4 million and $14.0 thousand, respectively, (net) of futures, forwards, options and swaps within their portfolios. For the three months ended March 31, 2019 and 2018, we recognized $0.1 million and $0.5 million of gains and losses, respectively, on these derivatives. These gains and losses are recognized in investment gains (losses) in the condensed consolidated statements of income. As of both March 31, 2019 and December 31, 2018, the VOEs held $0.2 million of cash collateral payable to trade counterparties. This obligation to return cash is reported in the liabilities of consolidated company-sponsored investment funds in our condensed consolidated statements of financial condition. As of March 31, 2019 and December 31, 2018, the VOEs delivered $0.9 million and $0.5 million, respectively, of cash collateral in brokerage accounts. The VOEs report this cash collateral in the consolidated company-sponsored investment funds cash and cash equivalents in our condensed consolidated statements of financial condition.
Offsetting Assets and Liabilities
Offsetting of derivative assets of consolidated company-sponsored investment funds as of March 31, 2019 and December 31, 2018 was as follows:

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
	(in thousands)
March 31, 2019:
Derivatives - VIEs	$2,624	$—	$2,624	$—	$(958)	$1,666
Derivatives - VOEs	$4,360	$—	$4,360	$—	$(241)	$4,119
December 31, 2018:
Derivatives - VIEs	$3,410	$—	$3,410	$—	$(856)	$2,554
Derivatives - VOEs	$3,816	$—	$3,816	$—	$(225)	$3,591

Index

Offsetting of derivative liabilities of consolidated company-sponsored investment funds as of March 31, 2019 and December 31, 2018 was as follows:

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
	(in thousands)
March 31, 2019:
Derivatives - VIEs	$2,780	$—	$2,780	$—	$(2,089)	$691
Derivatives - VOEs	$3,938	$—	$3,938	$—	$(913)	$3,025
December 31, 2018:
Derivatives - VIEs	$3,891	$—	$3,891	$—	$(829)	$3,062
Derivatives - VOEs	$3,830	$—	$3,830	$—	$(547)	$3,283

Cash collateral, whether pledged or received on derivative instruments, is not considered material and, accordingly, is not disclosed by counterparty.
Non-Consolidated VIEs
As of March 31, 2019, the net assets of company-sponsored investment products that are non-consolidated VIEs are approximately $53.5 billion, and our maximum risk of loss is our investment of $6.4 million in these VIEs and our advisory fee receivables from these VIEs, which are not material.

15.	Units Outstanding

Changes in AB Units outstanding during the three-month period ended March 31, 2019 were as follows:

Outstanding as of December 31, 2018	268,850,276
Options exercised	334,616
Units issued	381,305
Units retired (1)	(2,380,095)
Balance as of March 31, 2019	267,186,102

(1) Includes 300 AB Units purchased in private transactions and retired during the first three months of 2019.

16.	Debt

As of March 31, 2019 and December 31, 2018, AB had $542.1 million and $523.2 million, respectively, in commercial paper outstanding with weighted average interest rates of approximately 2.7% for both periods. Debt included in the statement of financial condition is presented net of issuance costs of $1.8 million and $1.9 million as of March 31, 2019 and December 31, 2018, respectively. The commercial paper is short term in nature, and as such, recorded value is estimated to approximate fair value (and considered a Level 2 security in the fair value hierarchy). Average daily borrowings of commercial paper during the first three months of 2019 and the full year 2018 were $518.7 million and $350.3 million, respectively, with weighted average interest rates of approximately 2.7% and 2.0%, respectively.
AB has a $200.0 million committed, unsecured senior revolving credit facility (the "Revolver") with a leading international bank, which matures on November 16, 2021. The Revolver is available for AB's and SCB LLC's business purposes, including the provision of additional liquidity to meet funding requirements primarily related to SCB LLC's operations. Both AB and SCB LLC can draw directly under the Revolver and management expects to draw on the Revolver from time to time. AB has agreed to guarantee the obligations of SCB LLC under the Revolver. The Revolver contains affirmative, negative and financial covenants which are identical to those of AB's $800.0 million committed, unsecured senior revolving credit facility. As of

Index

March 31, 2019, we had no amounts outstanding under the Revolver. As of December 31, 2018, we had $25.0 million outstanding under the Revolver with an interest rate of 3.4%. Average daily borrowing under the Revolver during the first three months of 2019 and full year 2018 were $26.2 million and $19.4 million, respectively, with weighted average interest rates of approximately 3.4% and 2.8%, respectively.

17.	Changes in Capital

Changes in capital during the three-month period ended March 31, 2019 were as follows:

	Partners’ Capital Attributable to AB Unitholders	Non-Redeemable Non-Controlling Interests In Consolidated Entities	Total Capital
	(in thousands)
Balance as of December 31, 2018	$3,915,260	$949	$3,916,209
Comprehensive income:
Net income	149,114	16	149,130
Other comprehensive income, net of tax:
Foreign currency translation adjustments	2,573	(20)	2,553
Changes in employee benefit related items	283	—	283
Comprehensive income	151,970	(4)	151,966

Distributions to General Partner and unitholders	(191,485)	—	(191,485)
Compensation-related transactions	(32,001)	—	(32,001)
Capital contributions to affiliates	(932)	—	(932)
Balance as of March 31, 2019	$3,842,812	$945	$3,843,757

Index

Changes in capital during the three-month period ended March 31, 2018 were as follows:

	Partners’ Capital Attributable to AB Unitholders	Non-redeemable Non-Controlling Interests In Consolidated Entities	Total Capital
	(in thousands)
Balance as of December 31, 2017	$4,061,740	$1,564	$4,063,304
Comprehensive income:
Net income	184,196	54	184,250
Other comprehensive income, net of tax:
Foreign currency translation adjustments	9,904	17	9,921
Changes in employee benefit related items	170	—	170
Comprehensive income	194,270	71	194,341

Distributions to General Partner and unitholders	(247,773)	—	(247,773)
Compensation-related transactions	14,334	—	14,334
Capital contributions from affiliates	(1,677)	—	(1,677)
Distributions to non-controlling interests of our consolidated venture capital fund	—	(5)	(5)
Impact of adoption of revenue recognition standard ASC 606	34,951	—	34,951
Balance as of March 31, 2018	$4,055,845	$1,630	$4,057,475

18.	Non-controlling Interests

Non-controlling interest in net income for the three months ended March 31, 2019 and 2018 consisted of the following:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Non-redeemable non-controlling interests:
Consolidated company-sponsored investment funds	$—	$(42)
Other	16	98
Total non-redeemable non-controlling interests	16	56
Redeemable non-controlling interests:
Consolidated company-sponsored investment funds	10,100	22,594
Total non-controlling interest in net income	$10,116	$22,650

Index

Non-redeemable non-controlling interest as of March 31, 2019 and December 31, 2018 consisted of the following:

	March 31, 2019	December 31, 2018
	(in thousands)
Consolidated company-sponsored investment funds	$—	$—
CPH	945	949
Total non-redeemable non-controlling interest	$945	$949

Redeemable non-controlling interest as of March 31, 2019 and December 31, 2018 consisted of the following:

	March 31, 2019	December 31, 2018
	(in thousands)
Consolidated company-sponsored investment funds	$155,985	$145,921
CPH	2,888	2,888
Total redeemable non-controlling interest	$158,873	$148,809

19. Acquisition

On April 1, 2019, we acquired a 100% interest in Autonomous Research ("Autonomous"), an institutional research firm, for initial cash purchase price consideration of approximately $6 million as well as contingent consideration payable in five years based upon meeting certain revenue targets. Also, in accordance with GAAP additional cash payments made to the owners of Autonomous on acquisition date are considered compensation expense to be amortized over a two year period, not purchase price consideration, due to service conditions at the time of acquisition. The valuation of the fair value of assets acquired and liabilities assumed, as well as the contingent consideration payable, will be completed during the second quarter of 2019. The Autonomous acquisition is not expected to have a material impact on our financial condition or results of operations.

Index

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview
Our total assets under management (“AUM”) as of March 31, 2019 were $554.7 billion, up $38.3 billion, or 7.4%, compared to December 31, 2018, and up $5.2 billion, or 0.9%, compared to March 31, 2018. During the first quarter of 2019, AUM increased as a result of market appreciation of $37.2 billion and net inflows of $1.1 billion (Retail net inflows of $5.3 billion and $0.5 billion for Private Wealth Management, offset by net outflows of $4.7 billion for Institutions). During the twelve months ended March 31, 2019, AUM increased as a result of market appreciation of $9.8 billion, offset by net outflows of $4.6 billion (Institutional net outflows of $11.9 billion, offset by net inflows of $6.6 billion for Retail and $0.7 billion for Private Wealth Management).

Institutional AUM increased $10.3 billion, or 4.2%, to $256.6 billion during the first quarter of 2019, due to market appreciation of $14.9 billion, offset by net outflows of $4.7 billion. Gross sales decreased sequentially from $3.6 billion during the fourth quarter of 2018 to $3.4 billion during the first quarter of 2019. Redemptions and terminations increased sequentially from $4.1 billion to $5.2 billion.

Retail AUM increased $21.1 billion, or 11.7%, to $201.9 billion during the first quarter of 2019, due to market appreciation of $15.8 billion and net inflows of $5.3 billion. Gross sales increased sequentially from $15.0 billion during the fourth quarter of 2018 to $16.4 billion during the first quarter of 2019. Redemptions and terminations decreased sequentially from $12.2 billion to $10.1 billion.

Private Wealth Management AUM increased $6.9 billion, or 7.7%, to $96.2 billion during the first quarter of 2019, due to market appreciation of $6.5 billion and net inflows of $0.5 billion. Gross sales increased sequentially from $2.6 billion during the fourth quarter of 2018 to $3.3 billion during the first quarter of 2019. Redemptions and terminations decreased sequentially from $3.4 billion to $2.9 billion.

Bernstein Research Services revenue for the first quarter of 2019 was $90.2 million, down $24.2 million, or 21.1%, compared to the first quarter of 2018 due to declining revenues in all regions. Revenues declined as a result of lower trading volumes reflecting lower volatility and changes in the timing and size of research payments.

Net revenues for the first quarter of 2019 decreased $72.3 million, or 8.3%, to $795.5 million from $867.8 million in the first quarter of 2018. The most significant contributors to the decrease were lower Bernstein Research Services revenue of $24.2 million, lower investment advisory base fees of $15.6 million, lower investment gains of $10.3 million and lower distribution revenues of $7.5 million. Operating expenses for the first quarter of 2019 decreased $17.8 million, or 2.8%, to $627.3 million from $645.1 million in the first quarter of 2018. The decrease primarily was due to lower promotion and servicing expenses of $11.7 million and lower employee compensation and benefits expenses of $4.5 million. Our operating income decreased $54.5 million, or 24.5%, to $168.2 million from $222.7 million and our operating margin declined to 19.9% in the first quarter of 2019 from 23.0% in the first quarter of 2018.

Market Environment
After a disappointing finish to 2018, global equity and fixed income markets rallied in the first quarter of 2019. Strength in the markets was broad as equity returns were higher across markets and geographical regions, while fixed income returns were positive for both credit and less risky government bonds. Despite the rally, the global economy continues to face headwinds as the U.S. and global business cycles mature, global trade tensions remain unresolved and geopolitical situations in jurisdictions including Italy and the United Kingdom lead to investor uncertainty. Expectations for growth in 2019 are muted, given slower global growth, a stronger U.S. dollar and the fading effects from the last year’s tax benefits. Central Bank policy is increasingly becoming the most significant driver of valuation expansion and banks are shifting away from tightening. In the U.S., the Federal Reserve is not likely to increase rates for the rest of 2019, balance sheet reductions are expected to end in September and there is speculation that a rate cut could take place in 2020. The European Central Bank is expected to hold rates steady throughout 2019 and launched new stimulus measures to provide cheap loans to banks. Meanwhile, China adopted new growth tactics, including tax cuts, spending initiatives and lower reserve requirements to stimulate bank lending.
MiFID II
In Europe, MiFID II, which became effective on January 3, 2018, has made significant modifications to the manner in which European broker-dealers can be compensated for research. These modifications are believed to have significantly reduced, the overall research spend by European buy-side firms, which has decreased the revenues we derive from our European clients. Our European clients may continue to reduce their research budgets, which could result in a significant decline in our sell-side revenues.

Index

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
AXA Equitable Holdings IPO
During 2017, AXA S.A. ("AXA") announced its intention to pursue the sale of a minority stake in AXA Equitable Holdings, Inc. ("EQH"), the holding company for a diversified financial services organization, through an initial public offering ("IPO"). During the second quarter of 2018, AXA completed the IPO. Since then, AXA has completed two additional offerings, most recently during the first quarter of 2019. As a result, AXA owns 48.3% of the outstanding common stock of EQH as of March 31, 2019. EQH and its subsidiaries have an approximate 65.6% economic interest in AB as of March 31, 2019. AXA has announced its intention to sell its entire remaining interest in EQH over time, subject to market conditions and other factors. AXA is under no obligation to do so and retains the sole discretion to determine the timing of any future sales of shares of EQH common stock.
While to date we have not experienced adverse effects from the IPO and we cannot at this time predict the eventual impact, if any, on AB of this transaction, such impact could include a reduction in the support AXA has provided to AB in the past with respect to AB's investment management business, resulting in a decrease in our revenues and ability to initiate new investment services. Also, AB relies on AXA, including its subsidiary, AXA Business Services, for a number of significant services and AB has benefited from its affiliation with AXA in certain common vendor relationships. Some of these arrangements are expected to change with possible negative financial implications for AB.
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

During the transition period, which began in 2018 and is expected to continue through 2024, we currently estimate that we will incur transition costs of approximately $155 million to $165 million. These costs include employee relocation, severance, recruitment, and overlapping compensation and occupancy costs. Over this same period, we expect to realize total expense savings of approximately $190 million to $200 million, an amount greater than the total transition costs. However, we will incur some transition costs before we begin to realize expense savings. We incurred approximately $10 million of transition costs in 2018 and approximately $7 million in the first quarter of 2019. We currently anticipate that the largest reduction in net income per unit ("EPU") during the transition period will be approximately $0.07 in 2019. We expect to achieve a slight accretion in EPU in 2021 and then achieve EPU accretion in each year thereafter. Beginning in 2025, once the transition period has been completed, we estimate ongoing annual expense savings of approximately $70 to $75 million, which will result from a combination of occupancy and compensation-related savings. Our estimates for both the transition costs and the corresponding expense savings are based upon our current assumptions of employee relocation costs, severance and overlapping compensation and occupancy costs. In addition, our estimates for both the timing of when we incur transition costs and realize the related expense savings are based on our current relocation implementation plan and the timing for execution of each phase. The actual total charges we eventually record, the related expense savings we realize and timing of EPU impact are expected to differ from our current estimates as we implement each phase of our headquarters relocation.

Index

During October 2018, we signed a lease, which commences in mid-2020, relating to 205,000 square feet of space at our new Nashville headquarters. Our estimated total base rent obligation (excluding taxes, operating expenses and utilities) over the 15 year initial lease term is $126 million.

Although we have presented our transition costs and annual expense savings with numerical specificity, and we believe these targets to be reasonable as of the date of this report, the uncertainties surrounding the assumptions we discuss above create a significant risk that these targets may not be achieved.  Accordingly, the expenses we actually incur and the savings we actually realize may differ from our targets, particularly if actual events adversely differ from one or more of our key assumptions.  The transition costs and expense savings, together with their underlying assumptions, are Forward-Looking Statements and can be affected by any of the factors discussed in “Risk Factors” and “Cautions Regarding Forward-Looking Statements” in our 2018 10-K.  We strongly caution investors not to place undue reliance on any of these assumptions or our cost and expenses targets.  Except as may be required by applicable securities laws, we are not under any obligation, and we expressly disclaim any obligation, to update or alter any assumptions, estimates, financial goals, targets, projections or other related statements that we may make.

Adjusted Operating Margin Target

We previously adopted a goal of increasing our adjusted operating margin to a target of 30% by 2020 (the “2020 Margin Target”), subject to the assumptions, factors and contingencies described as part of the initial disclosure of this target. Our adjusted operating margin, which was 29.1% during 2018, declined to 24.1% during the first quarter of 2019.

Our AUM and, therefore, our investment advisory revenues, including performance-based fee revenues, are heavily dependent upon the level and volatility of the financial markets. Based upon our current outlook for the financial markets, which has changed since we initially forecast when establishing the 2020 Margin Target, presently we do not believe that achieving the 2020 Margin Target is likely. However, we are taking additional actions to better align our expenses with our lower expected AUM and revenue amounts. We remain committed to achieving an adjusted operating margin of 30% in years subsequent to 2020 and will take continued actions in this regard, subject to prevailing market conditions and the evolution of our business mix.

Assets Under Management

Assets under management by distribution channel are as follows:

	As of March 31,
	2019	2018	$ Change	% Change
	(in billions)

Institutions	$256.6	$265.0	$(8.4)	(3.2)%
Retail	201.9	191.0	10.9	5.7
Private Wealth Management	96.2	93.5	2.7	2.9
Total	$554.7	$549.5	$5.2	0.9

Index

Assets under management by investment service are as follows:

	As of March 31,
	2019	2018	$ Change	% Change
	(in billions)
Equity
Actively Managed	$155.1	$142.5	$12.6	8.9%
Passively Managed(1)	55.8	52.2	3.6	7.0
Total Equity	210.9	194.7	16.2	8.3

Fixed Income
Actively Managed
Taxable	227.2	237.0	(9.8)	(4.1)
Tax–exempt	43.8	40.9	2.9	6.9
	271.0	277.9	(6.9)	(2.5)

Passively Managed(1)	9.3	10.0	(0.7)	(6.7)
Total Fixed Income	280.3	287.9	(7.6)	(2.6)

Other(2)
Actively Managed	62.4	66.2	(3.8)	(5.8)
Passively Managed(1)	1.1	0.7	0.4	45.9
Total Other	63.5	66.9	(3.4)	(5.3)
Total	$554.7	$549.5	$5.2	0.9

(1)Includes index and enhanced index services.
(2)Includes certain multi-asset solutions and services and certain alternative investments.

Index

Changes in assets under management for the three-month and twelve-month periods ended March 31, 2019 are as follows:

	Distribution Channel
	Institutions	Retail	Private Wealth Management	Total
	(in billions)
Balance as of December 31, 2018	$246.3	$180.8	$89.3	$516.4
Long-term flows:
Sales/new accounts	3.4	16.4	3.3	23.1
Redemptions/terminations	(5.2)	(10.1)	(2.9)	(18.2)
Cash flow/unreinvested dividends	(2.9)	(1.0)	0.1	(3.8)
Net long-term (outflows) inflows	(4.7)	5.3	0.5	1.1
Transfers	0.1	—	(0.1)	—
Market appreciation	14.9	15.8	6.5	37.2
Net change	10.3	21.1	6.9	38.3
Balance as of March 31, 2019	$256.6	$201.9	$96.2	$554.7

Balance as of March 31, 2018	$265.0	$191.0	$93.5	$549.5
Long-term flows:
Sales/new accounts	14.6	55.7	12.3	82.6
Redemptions/terminations	(20.8)	(42.4)	(11.4)	(74.6)
Cash flow/unreinvested dividends	(5.7)	(6.7)	(0.2)	(12.6)
Net long-term (outflows) inflows	(11.9)	6.6	0.7	(4.6)
Transfers	0.2	0.2	(0.4)	—
Market appreciation	3.3	4.1	2.4	9.8
Net change	(8.4)	10.9	2.7	5.2
Balance as of March 31, 2019	$256.6	$201.9	$96.2	$554.7

Index

	Investment Service
	Equity Actively Managed	Equity Passively Managed(1)	Fixed Income Actively Managed - Taxable	Fixed Income Actively Managed - Tax- Exempt	Fixed Income Passively Managed(1)	Other(2)	Total
	(in billions)
Balance as of December 31, 2018	$136.2	$50.2	$219.7	$41.7	$9.4	$59.2	$516.4
Long-term flows:
Sales/new accounts	7.9	—	11.5	2.6	—	1.1	23.1
Redemptions/terminations	(6.2)	(0.1)	(9.2)	(1.6)	(0.1)	(1.0)	(18.2)
Cash flow/unreinvested dividends	(0.7)	(0.7)	(3.0)	(0.1)	(0.3)	1.0	(3.8)
Net long-term inflows (outflows)	1.0	(0.8)	(0.7)	0.9	(0.4)	1.1	1.1
Market appreciation	17.9	6.4	8.2	1.2	0.3	3.2	37.2
Net change	18.9	5.6	7.5	2.1	(0.1)	4.3	38.3
Balance as of March 31, 2019	$155.1	$55.8	$227.2	$43.8	$9.3	$63.5	$554.7

Balance as of March 31, 2018	$142.5	$52.2	$237.0	$40.9	$10.0	$66.9	$549.5
Long-term flows:
Sales/new accounts	33.7	4.0	30.6	8.1	—	6.2	82.6
Redemptions/terminations	(21.7)	(0.6)	(34.9)	(6.7)	(0.6)	(10.1)	(74.6)
Cash flow/unreinvested dividends	(3.0)	(2.9)	(6.3)	(0.5)	(0.2)	0.3	(12.6)
Net long-term inflows (outflows)	9.0	0.5	(10.6)	0.9	(0.8)	(3.6)	(4.6)
Market appreciation	3.6	3.1	0.8	2.0	0.1	0.2	9.8
Net change	12.6	3.6	(9.8)	2.9	(0.7)	(3.4)	5.2
Balance as of March 31, 2019	$155.1	$55.8	$227.2	$43.8	$9.3	$63.5	$554.7

(1)Includes index and enhanced index services.
(2)Includes certain multi-asset solutions and services and certain alternative investments.

Index

Net long-term inflows (outflows) for actively managed investment services as compared to passively managed investment services for the three-month and twelve-month periods ended March 31, 2019 are as follows:

	Periods Ended March 31, 2019
	Three-months	Twelve-months
	(in billions)
Actively Managed
Equity	$1.0	$9.0
Fixed Income	0.2	(9.7)
Other	1.0	(4.0)
	2.2	(4.7)
Passively Managed
Equity	(0.8)	0.5
Fixed Income	(0.4)	(0.8)
Other	0.1	0.4
	(1.1)	0.1
Total net long-term inflows (outflows)	$1.1	$(4.6)

Average assets under management by distribution channel and investment service are as follows:

	Three Months Ended March 31,
	2019	2018	$ Change	% Change
	(in billions)
Distribution Channel:
Institutions	$252.2	$269.3	$(17.1)	(6.4)%
Retail	193.4	194.0	(0.6)	(0.3)
Private Wealth Management	93.6	93.8	(0.2)	(0.2)
Total	$539.2	$557.1	$(17.9)	(3.2)
Investment Service:
Equity Actively Managed	$148.5	$142.9	$5.6	3.9%
Equity Passively Managed(1)	53.9	54.3	(0.4)	(0.7)
Fixed Income Actively Managed – Taxable	223.4	243.3	(19.9)	(8.2)
Fixed Income Actively Managed – Tax-exempt	42.6	40.6	2.0	4.9
Fixed Income Passively Managed(1)	9.4	10.0	(0.6)	(5.8)
Other (2)	61.4	66.0	(4.6)	(6.9)
Total	$539.2	$557.1	$(17.9)	(3.2)

(1)Includes index and enhanced index services.
(2)Includes certain multi-asset solutions and services and certain alternative investments.

Our Institutional channel first quarter average AUM of $252.2 billion decreased $17.1 billion, or 6.4%, compared to the first quarter of 2018. Our Institutional AUM decreased $8.4 billion, or 3.2%, to $256.6 billion over the last twelve months. The $8.4 billion decrease in AUM primarily resulted from net outflows of $11.9 billion, offset by market appreciation of $3.3 billion.
Our Retail channel first quarter average AUM of $193.4 billion remained flat with a slight decrease of $0.6 billion, or 0.3%, compared to the first quarter of 2018. However, ending Retail AUM increased $10.9 billion, or 5.7%, to $201.9 billion over the last twelve months. The $10.9 billion increase resulted from net inflows of $6.6 billion (with $5.3 billion of the net inflows occurring in the first quarter of 2019) and market appreciation of $4.1 billion (with $15.8 billion of market appreciation occurring in the first quarter of 2019).
Our Private Wealth Management channel first quarter average AUM of $93.6 billion remained flat with a slight decrease of $0.2 billion, or 0.2%, compared to the first quarter of 2018. However, ending Private Wealth Management AUM increased $2.7 billion, or 2.9%, to $96.2 billion over the last twelve months. The $2.7 billion increase resulted from market appreciation of $2.4 billion

Index

(with $6.5 billion of market appreciation occurring in the first quarter of 2019) and net inflows of $0.7 billion (with $0.5 billion of the inflows occurring during the first quarter of 2019).
Absolute investment composite returns, gross of fees, and relative performance as of March 31, 2019 compared to benchmarks for certain representative Institutional equity and fixed income services are as follows:

	1-Year	3-Year	5-Year
Global High Income - Hedged (fixed income)
Absolute return	1.8%	7.6%	4.6%
Relative return (vs. Bloomberg Barclays Global High Yield Index - Hedged)	(2.7)	(0.3)	(0.6)
U.S. High Yield (fixed income)
Absolute return	5.3	8.0	4.6
Relative return (vs. Bloomberg Barclays U.S. Corp. High Yield Index)	(0.6)	(0.6)	(0.1)
Global Plus - Hedged (fixed income)
Absolute return	4.8	3.7	4.1
Relative return (vs. Bloomberg Barclays Global Aggregate Index - Hedged)	(0.1)	0.9	0.5
Intermediate Municipal Bonds (fixed income)
Absolute return	4.7	2.1	2.7
Relative return (vs. Lipper Short/Int. Blended Muni Fund Avg)	1.1	0.5	0.8
U.S. Strategic Core Plus (fixed income)
Absolute return	4.6	3.1	3.6
Relative return (vs. Bloomberg Barclays U.S. Aggregate Index)	0.1	1.1	0.9
Emerging Market Debt (fixed income)
Absolute return	1.8	6.4	4.8
Relative return (vs. JPM EMBI Global/JPM EMBI)	(1.8)	1.2	—
Emerging Markets Value
Absolute return	(9.0)	9.2	3.5
Relative return (vs. MSCI EM Index)	(1.6)	(1.5)	(0.2)
Global Strategic Value
Absolute return	(8.4)	6.1	3.7
Relative return (vs. MSCI ACWI Index)	(11.0)	(4.6)	(2.7)
U.S. Small & Mid Cap Value
Absolute return	(1.8)	9.7	7.0
Relative return (vs. Russell 2500 Value Index)	(3.6)	(0.1)	1.0
U.S. Strategic Value
Absolute return	(0.7)	6.9	4.6
Relative return (vs. Russell 1000 Value Index)	(6.3)	(3.6)	(3.1)
U.S. Small Cap Growth
Absolute return	16.0	24.7	11.9
Relative return (vs. Russell 2000 Growth Index)	12.2	9.8	3.5
U.S. Large Cap Growth
Absolute return	16.8	18.5	16.4
Relative return (vs. Russell 1000 Growth Index)	4.1	2.0	2.9
U.S. Small & Mid Cap Growth
Absolute return	11.1	20.4	11.3
Relative return (vs. Russell 2500 Growth Index)	3.5	4.8	1.6
Concentrated U.S. Growth
Absolute return	19.0	18.3	14.1
Relative return (vs. S&P 500 Index)	9.5	4.8	3.2

Index

	1-Year	3-Year	5-Year
Select U.S. Equity
Absolute return	7.1	13.6	11.0
Relative return (vs. S&P 500 Index)	(2.4)	0.1	0.1
Strategic Equities
Absolute return	10.1	12.5	10.9
Relative return (vs. Russell 3000 Index)	1.3	(1.0)	0.6
Global Core Equity
Absolute return	6.1	13.5	8.2
Relative return (vs. MSCI ACWI Index)	3.5	2.8	1.8

Consolidated Results of Operations

	Three Months Ended March 31,
	2019	2018	$ Change	% Change
	(in thousands, except per unit amounts)
Net revenues	$795,462	$867,787	$(72,325)	(8.3)%
Expenses	627,311	645,116	(17,805)	(2.8)
Operating income	168,151	222,671	(54,520)	(24.5)
Income taxes	8,921	15,825	(6,904)	(43.6)
Net income	159,230	206,846	(47,616)	(23.0)
Net income of consolidated entities attributable to non-controlling interests	10,116	22,650	(12,534)	(55.3)
Net income attributable to AB Unitholders	$149,114	$184,196	$(35,082)	(19.0)

Diluted net income per AB Unit	$0.55	$0.68	$(0.13)	(19.1)

Distributions per AB Unit	$0.56	$0.80	$(0.24)	(30.0)

Operating margin (1)	19.9%	23.0%

(1)Operating income excluding net income (loss) attributable to non-controlling interests as a percentage of net revenues.

Net income attributable to AB Unitholders for the three months ended March 31, 2019 decreased $35.1 million, or 19.0%, from the three months ended March 31, 2018. The decrease primarily is due to (in millions):

Lower Bernstein Research Services revenue	$(24.2)
Lower base advisory fees	(15.6)
Lower investment gains	(10.3)
Lower dividend and interest income, net of interest expense	(8.5)
Lower distribution revenues	(7.5)
Lower net income of consolidated entities attributable to non-controlling interest	12.5
Lower promotion and servicing expense	11.7
Lower income tax expense	6.9
Other	(0.1)
$(35.1)

Index

Units Outstanding

Each quarter, we consider whether to implement a plan to repurchase AB Holding Units pursuant to Rules 10b5-1 and 10b-18 under the Exchange Act. A plan of this type allows a company to repurchase its shares at times when it otherwise might be prevented from doing so because of self-imposed trading blackout periods or because it possesses material non-public information. Each broker we select has the authority under the terms and limitations specified in the plan to repurchase AB Holding Units on our behalf in accordance with the terms of the plan. Repurchases are subject to regulations promulgated by the SEC as well as certain price, market volume and timing constraints specified in the plan. The plan adopted during the fourth quarter of 2018 expired at the close of business on February 12, 2019. There was no plan adopted during the first quarter 2019. We may adopt additional plans in the future to engage in open-market purchases of AB Holding Units to help fund anticipated obligations under our incentive compensation award program and for other corporate purposes.

Cash Distributions

We are required to distribute all of our Available Cash Flow, as defined in the AB Partnership Agreement, to our Unitholders and the General Partner. Available Cash Flow typically is the adjusted diluted net income per unit for the quarter multiplied by the number of general and limited partnership interests at the end of the quarter. In future periods, management anticipates that Available Cash Flow will continue to be based on adjusted diluted net income per unit, unless management determines, with concurrence of the Board of Directors, that one or more adjustments that are made for adjusted net income should not be made with respect to the Available Cash Flow calculation. See Note 6 to the condensed consolidated financial statements contained in Item 1 for a description of Available Cash Flow.

Management Operating Metrics

We are providing the non-GAAP measures “adjusted net revenues,” “adjusted operating income” and “adjusted operating margin” because they are the principal operating metrics management uses in evaluating and comparing period-to-period operating performance. Management principally uses these metrics in evaluating performance because they present a clearer picture of our operating performance and allow management to see long-term trends without the distortion primarily caused by long-term incentive compensation-related mark-to-market adjustments, real estate consolidation charges and other adjustment items. Similarly, we believe that these management operating metrics help investors better understand the underlying trends in our results and, accordingly, provide a valuable perspective for investors.

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

	Three Months Ended March 31,
	2019	2018
	(in thousands, except per unit amounts)
Net revenues, US GAAP basis	$795,462	$867,787
Adjustments:
Impact of adoption of revenue recognition standard ASC 606	—	77,844
Distribution-related payments	(105,993)	(110,154)
Amortization of deferred sales commissions	(3,502)	(6,598)
Pass-through fees and expenses	(12,481)	(10,609)
Impact of consolidated company-sponsored funds	(10,959)	(36,037)
Long-term incentive compensation-related investment gains and dividend and interest	(4,643)	116
Adjusted net revenues	$657,884	$782,349

Index

	Three Months Ended March 31,
	2019	2018
Operating income, US GAAP basis	$168,151	$222,671
Adjustments:
Impact of adoption of revenue recognition standard ASC 606	—	35,156
Real estate (credits) charges	—	(264)
Long-term incentive compensation-related items	357	417
CEO's EQH award compensation	465	—
Sub-total of non-GAAP adjustments	822	35,309
Less: Net income of consolidated entities attributable to non-controlling interests	10,116	22,650
Adjusted operating income	158,857	235,330
Adjusted income taxes	8,435	16,732
Adjusted net income	150,422	218,598

Diluted net income per AB Unit, GAAP basis	$0.55	$0.68
Impact of non-GAAP adjustments	0.01	0.12
Adjusted diluted net income per AB Unit	$0.56	$0.80

Adjusted operating margin	24.1%	30.1%

Adjusted operating income for the three months ended March 31, 2019 decreased $76.5 million, or 32.5%, from the three months ended March 31, 2018, primarily due to lower performance-based fees of $80.4 million, lower Bernstein Research Services Revenue of $24.2 million, lower investment advisory base fees of $20.2 million and higher general and administrative expenses of $5.6 million, offset by lower employee compensation and benefits expense (excluding the impact of long-term incentive compensation-related items) of $52.4 million.

On January 1, 2018, as a result of our adoption of ASC 606, we recorded a cumulative effect adjustment, net of tax, of $35.0 million to partners’ capital in the condensed consolidated statement of financial condition. This amount represents carried interest distributions of $77.9 million previously received, net of revenue sharing payments to investment team members, of $42.7 million, with respect to which it is probable that significant reversal will not occur. These amounts were included in adjusted net revenues and adjusted operating income in the first quarter of 2018.

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

Adjusted net revenues include the impact of adoption of revenue recognition standard ASC 606 during the first quarter of 2018, discussed above.

Index

Adjusted Operating Income

Adjusted operating income represents operating income on a US GAAP basis excluding (1) real estate charges (credits), (2) the impact on net revenues and compensation expense of the investment gains and losses (as well as the dividends and interest) associated with employee long-term incentive compensation-related investments, (3) our CEO's EQH award compensation, as discussed below, and (4) the impact of consolidated company-sponsored investment funds; provided, however, that adjusted operating income includes the revenues and expenses associated with the implementation of ASC 606 during the first quarter of 2018 discussed above.

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

The board of directors of EQH granted to Seth P. Bernstein (“CEO”) equity awards in connection with EQH's IPO and Mr. Bernstein's membership on the EQH Management Committee. Mr. Bernstein may receive additional equity or cash compensation from EQH in the future related to his service on the Management Committee. Any awards granted to Mr. Bernstein by EQH are recorded as compensation expense in AB’s condensed consolidated statement of income. The compensation expense associated with these awards has been excluded because they are non-cash and are based upon EQH's, and not AB's, financial performance.
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

Index

Net Revenues

The components of net revenues are as follows:

	Three Months Ended March 31,
	2019	2018	$ Change	% Change
	(in thousands)
Investment advisory and services fees:
Institutions:
Base fees	$110,080	$115,608	$(5,528)	(4.8)%
Performance-based fees	1,197	1,188	9	0.8
	111,277	116,796	(5,519)	(4.7)
Retail:
Base fees	241,985	250,606	(8,621)	(3.4)
Performance-based fees	155	1,511	(1,356)	(89.7)
	242,140	252,117	(9,977)	(4.0)
Private Wealth Management:
Base fees	200,165	201,642	(1,477)	(0.7)
Performance-based fees	3,012	3,561	(549)	(15.4)
	203,177	205,203	(2,026)	(1.0)
Total:
Base fees	552,230	567,856	(15,626)	(2.8)
Performance-based fees	4,364	6,260	(1,896)	(30.3)
	556,594	574,116	(17,522)	(3.1)

Bernstein Research Services	90,235	114,400	(24,165)	(21.1)
Distribution revenues	100,509	108,004	(7,495)	(6.9)
Dividend and interest income	27,346	28,215	(869)	(3.1)
Investment gains (losses)	15,735	26,082	(10,347)	(39.7)
Other revenues	22,206	26,510	(4,304)	(16.2)
Total revenues	812,625	877,327	(64,702)	(7.4)
Less: Interest expense	17,163	9,540	7,623	79.9
Net revenues	$795,462	$867,787	$(72,325)	(8.3)

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

Index

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

We sometimes charge our clients performance-based fees. In these situations, we charge a base advisory fee and are eligible to earn an additional performance-based fee or incentive allocation that is calculated as either a percentage of absolute investment results or a percentage of investment results in excess of a stated benchmark over a specified period of time. Some performance-based fees include a high-watermark provision, which generally provides that if a client account underperforms relative to its performance target (whether absolute or relative to a specified benchmark), it must gain back such underperformance before we can collect future performance-based fees. Therefore, if we fail to achieve our performance target for a particular period, we will not earn a performance-based fee for that period and, for accounts with a high-watermark provision, our ability to earn future performance-based fees will be impaired. We are eligible to earn performance-based fees on 7.7%, 9.2% and 0.9% of the assets we manage for institutional clients, private wealth clients and retail clients, respectively (in total, 5.5% of our AUM).

For the three months ended March 31, 2019, our investment advisory and services fees decreased by $17.5 million, or 3.1%, from the three months ended March 31, 2018, primarily due to a $15.6 million, or 2.8%, decrease in base fees, which primarily resulted from a 3.2% decrease in average AUM. Additionally, performance-based fees decreased $1.9 million.

Institutional investment advisory and services fees for the three months ended March 31, 2019 decreased by $5.5 million, or 4.7%, from the three months ended March 31, 2018, primarily due to a decrease in base fees resulting from a 6.4% decrease in average AUM.

Retail investment advisory and services fees for the three months ended March 31, 2019 decreased by $10.0 million, or 4.0%, from the three months ended March 31, 2018, due to a decrease in base fees of $8.6 million, or 3.4%, resulting primarily from net asset outflows from global fixed income mutual funds, which generally have higher fees. Additionally, performance-based fees decreased by $1.4 million.

Private Wealth Management investment advisory and services fees for the three months ended March 31, 2019 decreased by $2.0 million, or 1.0%, from the three months ended March 31, 2018, due to a decrease in base fees $1.5 million, or 0.7%, primarily resulting from a 0.2% decrease in average AUM.

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
Revenues from Bernstein Research Services for the three months ended March 31, 2019 decreased $24.2 million, or 21.1%, compared to the corresponding period in 2018, due to declining revenues in all regions. Revenues declined as a result of lower trading volumes reflecting lower volatility and changes in the timing and size of research payments.

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
Distribution revenues for the three months ended March 31, 2019 decreased $7.5 million, or 6.9%, primarily due to the corresponding average AUM of these mutual funds decreasing 4.9%, in addition to the impact of a shift in product mix. During 2019, average AUM of B-share and C-share mutual funds (which have higher distribution rates than A-share mutual funds, as

Index

well as other funds not domiciled in the U.S. or Luxembourg) decreased 24.5%, while average AUM for Japan and Taiwan domiciled funds increased 15.1%.

Dividend and Interest Income and Interest Expense

Dividend and interest income consists primarily of investment income and interest earned on customer margin balances and U.S. Treasury Bills as well as dividend and interest income in our consolidated company-sponsored investment funds. Interest expense principally reflects interest accrued on cash balances in customers’ brokerage accounts. Dividend and interest income, net of interest expense, for the three months ended March 31, 2019 decreased $8.5 million, or 45.5%, compared to the corresponding period in 2018, primarily due to lower dividend and interest income from our consolidated company-sponsored investment funds, offset by higher broker dealer dividends and interest.

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

Investment gains (losses) are as follows:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Long-term incentive compensation-related investments
Realized gains (losses)	$796	$1,882
Unrealized gains (losses)	3,700	(2,092)

Investments held by consolidated company-sponsored funds
Realized gains (losses)	(104)	1,682
Unrealized gains (losses)	21,930	23,393

Seed capital investments
Realized gains (losses)
Seed capital and other	2,630	409
Derivatives	(13,794)	(794)
Unrealized gains (losses)
Seed capital and other	7,042	(1,383)
Derivatives	(5,952)	3,178

Brokerage-related investments
Realized gains (losses)	(647)	462
Unrealized gains (losses)	134	(655)
	$15,735	$26,082

Other Revenues

Other revenues consist of fees earned for transfer agency services provided to company-sponsored mutual funds, fees earned for administration and recordkeeping services provided to company-sponsored mutual funds and the general accounts of AXA, EQH and their respective subsidiaries, and other miscellaneous revenues. Other revenues for the three months ended March 31, 2019 decreased $4.3 million, or 16.2%, compared to the corresponding period in 2018, primarily due to lower shareholder servicing fees and lower brokerage income.

Index

Expenses

The components of expenses are as follows:

	Three Months Ended March 31,
	2019	2018	$ Change	% Change
	(in thousands)
Employee compensation and benefits	$339,309	$343,825	$(4,516)	(1.3)%
Promotion and servicing:
Distribution-related payments	105,993	110,154	(4,161)	(3.8)
Amortization of deferred sales commissions	3,502	6,598	(3,096)	(46.9)
Trade execution, marketing, T&E and other	49,648	54,043	(4,395)	(8.1)
	159,143	170,795	(11,652)	(6.8)
General and administrative:
General and administrative	117,848	121,234	(3,386)	(2.8)
Real estate (credit) charges	—	(264)	264	n/m
	117,848	120,970	(3,122)	(2.6)
Contingent payment arrangements	54	53	1	1.9
Interest	3,983	2,612	1,371	52.5
Amortization of intangible assets	6,974	6,861	113	1.6
Total	$627,311	$645,116	$(17,805)	(2.8)

Employee Compensation and Benefits

Employee compensation and benefits consist of base compensation (including salaries and severance), annual short-term incentive compensation awards (cash bonuses), annual long-term incentive compensation awards, commissions, fringe benefits and other employment costs (including recruitment, training, temporary help and meals).

Compensation expense as a percentage of net revenues was 42.7% and 39.6% for the three months ended March 31, 2019 and 2018, respectively. Compensation expense generally is determined on a discretionary basis and is primarily a function of our firm’s current-year financial performance. The amounts of incentive compensation we award are designed to motivate, reward and retain top talent while aligning our executives' interests with the interests of our Unitholders. Senior management, with the approval of the Compensation and Workplace Practices Committee of the Board of Directors of AllianceBernstein Corporation (“Compensation Committee”), periodically confirms that the appropriate metric to consider in determining the amount of incentive compensation is the ratio of adjusted employee compensation and benefits expense to adjusted net revenues. Adjusted net revenues used in the adjusted compensation ratio are the same as the adjusted net revenues presented as a non-GAAP measure (discussed earlier in this MD&A). Adjusted employee compensation and benefits expense is total employee compensation and benefits expense minus other employment costs such as recruitment, training, temporary help and meals (which were 1.2% and 0.9%, respectively, of adjusted net revenues for the three months ended March 31, 2019 and 2018), and excludes the impact of mark-to-market vesting expense, as well as dividends and interest expense, associated with employee long-term incentive compensation-related investments and the amortization expense associated with the CEO's EQH awards. Senior management, with the approval of the Compensation Committee, has established as an objective that adjusted employee compensation and benefits expense generally should not exceed 50% of our adjusted net revenues, except in unexpected or unusual circumstances. Our ratio of adjusted compensation expense as a percentage of adjusted net revenues was 49.5% and 48.5%, respectively, for the three months ended March 31, 2019 and 2018.

For the three months ended March 31, 2019, employee compensation and benefits expense decreased $4.5 million, or 1.3%, compared to the three months ended March 31, 2018, primarily due to lower incentive compensation of $14.4 million, offset by higher base compensation of $6.2 million and higher fringes of $2.7 million.

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

Promotion and servicing expenses decreased $11.7 million, or 6.8%, during the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The decrease primarily was due to lower distribution-related payments of $4.2 million, lower trade execution and clearing costs of $3.7 million and lower deferred sales commissions of $3.1 million.

General and Administrative

General and administrative expenses include portfolio services expenses, technology expenses, professional fees and office-related expenses (occupancy, communications and similar expenses). General and administrative expenses as a percentage of net revenues were 14.8% and 13.9% for the three months ended March 31, 2019 and 2018, respectively. General and administrative expenses decreased $3.1 million, or 2.6%, during the three months ended March 31, 2019 compared to the corresponding period in 2018, primarily due to lower expenses related to our consolidated company-sponsored investment funds of $12.6 million, offset by higher professional fees of $6.7 million and higher trading errors of $2.4 million.

Contingent Payment Arrangements

Contingent payment arrangements reflect changes in estimates of contingent payment liabilities associated with acquisitions in previous periods, as well as accretion expense of these liabilities. There were no changes in the estimates during the first three months of 2019 or 2018.

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

Income tax expense for the three months ended March 31, 2019 decreased $6.9 million, or 43.6%, compared to the three months ended March 31, 2018. The decrease is due to a lower effective tax rate in the current quarter of 5.3% compared to 7.1% in the first quarter of 2018, driven by the effect of foreign operations and a more favorable mix of earnings across the AB tax filing groups. There were no material changes to uncertain tax positions (FIN 48 reserves) or valuation allowances against deferred tax assets during the quarter.

Net Income (Loss) of Consolidated Entities Attributable to Non-Controlling Interests

Net income (loss) of consolidated entities attributable to non-controlling interests primarily consists of limited partner interests owned by other investors in our consolidated company-sponsored investment funds. During the first three months of 2019, we had $10.1 million of net gains of consolidated entities attributable to non-controlling interests compared to net gains of $22.7 million during the first three months of 2018. Fluctuations period-to-period are driven by the number of consolidated company-sponsored investment funds and their respective market performance.

CAPITAL RESOURCES AND LIQUIDITY

During the first three months of 2019 and 2018, net cash provided by operating activities was $432.5 million, compared to $164.7 million during the corresponding 2018 period. The change reflects a decrease in net purchases of seed capital and lower net purchases of broker dealer investments of $414.5 million and net activity of our consolidated funds of $162.7 million, offset by a decrease in broker-dealer related payables (net of receivables and segregated U.S. Treasury bills activity) of $279.6 million and a decrease in accounts payable and accrued expenses of $33.0 million, relating to timing of payments.

During the first three months of 2019, net cash used in investing activities was $5.6 million, compared to $5.4 million during the corresponding 2018 period. The change is due to higher purchases of furniture, equipment and leasehold improvements.

Index

During the first three months of 2019, net cash used by financing activities was $318.6 million, compared to net cash provided by financing activities of $54.6 million during the corresponding 2018 period. The change reflects net redemptions in consolidated company-sponsored investments funds versus net subscriptions in the corresponding 2018 period (impact of $372.8 million) and a decrease in overdrafts payable of $72.8 million. These changes were partially offset by lower distributions to the General Partner and Unitholders of $56.3 million as a result of lower earnings (distributions on earnings are paid one quarter in arrears),

As of March 31, 2019, AB had $754.5 million of cash and cash equivalents (excluding cash and cash equivalents of consolidated company-sponsored investment funds), all of which are available for liquidity, but consist primarily of cash on deposit for our broker-dealers to comply with various customer clearing activities, and cash held by foreign subsidiaries of $396.0 million.

Debt and Credit Facilities

As of March 31, 2019 and December 31, 2018, AB had $542.1 million and $523.2 million, respectively, in commercial paper outstanding with weighted average interest rates of approximately 2.7% for both periods. Debt included in the statement of financial condition is presented net of issuance costs of $1.8 million and $1.9 million as of March 31, 2019 and December 31, 2018, respectively. The commercial paper is short term in nature, and as such, recorded value is estimated to approximate fair value (and considered a Level 2 security in the fair value hierarchy). Average daily borrowings of commercial paper during the first three months of 2019 and the full year 2018 were $518.7 million and $350.3 million, respectively, with weighted average interest rates of approximately 2.7% and 2.0%, respectively.

AB has a $800.0 million committed, unsecured senior revolving credit facility (the “Credit Facility”) with a group of commercial banks and other lenders, which matures on September 27, 2023. The Credit Facility provides for possible increases in the principal amount by up to an aggregate incremental amount of $200.0 million; any such increase is subject to the consent of the affected lenders. The Credit Facility is available for AB and Sanford C. Bernstein & Co., LLC ("SCB LLC") business purposes, including the support of AB’s commercial paper program. Both AB and SCB LLC can draw directly under the Credit Facility and management may draw on the Credit Facility from time to time. AB has agreed to guarantee the obligations of SCB LLC under the Credit Facility.

The Credit Facility contains affirmative, negative and financial covenants, which are customary for facilities of this type, including restrictions on dispositions of assets, restrictions on liens, a minimum interest coverage ratio and a maximum leverage ratio. As of March 31, 2019, we were in compliance with these covenants. The Credit Facility also includes customary events of default (with customary grace periods, as applicable), including provisions under which, upon the occurrence of an event of default, all outstanding loans may be accelerated and/or lender’s commitments may be terminated. Also, under such provisions, upon the occurrence of certain insolvency- or bankruptcy-related events of default, all amounts payable under the Credit Facility would automatically become immediately due and payable, and the lender’s commitments would automatically terminate.

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

As of March 31, 2019 and December 31, 2018, we had no amounts outstanding under the Credit Facility. During the first three months of 2019 and the full year 2018, we did not draw upon the Credit Facility.

AB has a $200.0 million committed, unsecured senior revolving credit facility (the "Revolver") with a leading international bank, which matures on November 16, 2021. The Revolver is available for AB's and SCB LLC's business purposes, including the provision of additional liquidity to meet funding requirements primarily related to SCB LLC's operations. Both AB and SCB LLC can draw directly under the Revolver and management expects to draw on the Revolver from time to time. AB has agreed to guarantee the obligations of SCB LLC under the Revolver. The Revolver contains affirmative, negative and financial covenants which are identical to those of the Credit Facility. As of March 31, 2019, we had no amounts outstanding under the Revolver. As of December 31, 2018, we had $25.0 million outstanding under the Revolver with an interest rate of 3.4%. Average daily borrowing under the Revolver during the first three months of 2019 and full year 2018 were $26.2 million and $19.4 million, respectively, with weighted average interest rates of approximately 3.4% and 2.8%, respectively.

In addition, SCB LLC currently has three uncommitted lines of credit with three financial institutions. Two of these lines of credit permit us to borrow up to an aggregate of approximately $175.0 million, with AB named as an additional borrower, while the

Index

other line has no stated limit. As of March 31, 2019 and December 31, 2018, SCB LLC had no bank loans outstanding. Average daily borrowings of bank loans during the first three months of 2019 and full year 2018 were $2.1 million and $2.7 million, respectively, with weighted average interest rates of approximately 1.5% and 1.6%, respectively.

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

During April 2019, we signed a lease, which commences in 2024, relating to approximately 190,000 square feet of space in New York City. Our estimated total base rent obligation (excluding taxes, operating expenses and utilities) over the 20 year lease term is approximately $448 million.

During 2010, as general partner of AllianceBernstein U.S. Real Estate L.P. (“Real Estate Fund”), we committed to invest $25.0 million in the Real Estate Fund. As of March 31, 2019, we had funded $22.4 million of this commitment. During 2014, as general partner of AllianceBernstein U.S. Real Estate II L.P. (“Real Estate Fund II”), we committed to invest $28.0 million, as amended in 2015, in Real Estate Fund II. As of March 31, 2019, we had funded $17.8 million of this commitment.

See Note 12 for discussion of contingencies.

CRITICAL ACCOUNTING ESTIMATES

The preparation of the condensed consolidated financial statements and notes to condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses.

There have been no updates to our critical accounting estimates from those disclosed in “Management’s Discussion and Analysis of Financial Condition” in our Form 10-K for the year ended December 31, 2018.

ACCOUNTING PRONOUNCEMENTS

See Note 2 to AB’s condensed consolidated financial statements contained in Item 1.

CAUTIONS REGARDING FORWARD-LOOKING STATEMENTS

Certain statements provided by management in this report and in the portion of AB’s Form 10-Q attached hereto as Exhibit 99.1 are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. The most significant of these factors include, but are not limited to, the following: the performance of financial markets, the investment performance of sponsored investment products and separately-managed accounts, general economic conditions, industry trends, future acquisitions, integration of acquired companies, competitive conditions and government regulations, including changes in tax regulations and rates and the manner in which the earnings of publicly-traded partnerships are taxed. We caution readers to carefully consider such factors. Further, these forward-looking statements speak only as of the date on which such statements are made; we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. For further information regarding these forward-looking statements and the factors that could cause actual results to differ, see “Risk Factors” in Part I, Item 1A of our Form 10-K for the year ended December 31, 2018 and Part II, Item 1A in this Form 10-Q. Any or all of the forward-looking statements that we make in our Form 10-K, this Form 10-Q, other documents we file with or furnish to the SEC, and any other public statements we issue, may turn out to be wrong. It is important to remember that other factors besides those listed in “Risk Factors” and those listed below could also adversely impact our revenues, financial condition, results of operations and business prospects.

The forward-looking statements referred to in the preceding paragraph, most of which directly affect AB but also affect AB Holding because AB Holding’s principal source of income and cash flow is attributable to its investment in AB, include statements regarding:

Index

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

•
Our 2020 Margin Target: We previously adopted a goal of increasing our adjusted operating margin to a target of 30% by 2020, subject to the assumptions, factors and contingencies described as part of the initial disclosure of this target. Our adjusted operating margin, which was 29.1% during 2018, declined to 24.1% during the first quarter of 2019.

Our AUM and, therefore, our investment advisory revenues, including performance-based fee revenues, are heavily dependent upon the level and volatility of the financial markets. Based upon our current outlook for the financial markets, which has changed since we initially forecast when establishing the 2020 Margin Target, presently we do not believe that achieving the 2020 Margin Target is likely. However, we are taking additional actions to better align our expenses with our lower expected AUM and revenue amounts. We remain committed to achieving an adjusted operating margin of 30% in years subsequent to 2020 and will take continued actions in this regard, subject to prevailing market conditions and the evolution of our business mix.

Index

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in AB’s market risk from the information provided under “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of AB's Form 10-K for the year ended December 31, 2018.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the first quarter of 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

Part II

OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 12 to the condensed consolidated financial statements contained in Part I, Item 1.

Item 1A.	Risk Factors

There have been no material changes in our risk factors from those disclosed in AB’s Form 10-K for the year ended December 31, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no AB Units sold by AB in the period covered by this report that were not registered under the Securities Act.

AB Units bought by us or one of our affiliates during the first quarter of 2019 are as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of AB Holding Units Purchased	Average Price Paid Per AB Holding Unit, net of Commissions	Total Number of AB Holding Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of AB Holding Units that May Yet Be Purchased Under the Plans or Programs
1/1/19 - 1/31/19	—	$—	—	—
2/1/19 - 2/31/19	—	—	—	—
3/1/19 - 3/31/19 (1)	300	29.33	—	—
Total	300	$29.33	—	—

(1) During March 2019, AB purchased 300 AB units in private transactions.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Index

Item 5.	Other Information

Iran Threat Reduction and Syria Human Rights Act

AB, AB Holding and their global subsidiaries had no transactions or activities requiring disclosure under the Iran Threat Reduction and Syria Human Rights Act, nor were they involved in the AXA Group matters described immediately below.

The non-U.S. based subsidiaries of AXA operate in compliance with applicable laws and regulations of the various jurisdictions in which they operate, including applicable international (United Nations and European Union) laws and regulations. While AXA Group companies based and operating outside the United States generally are not subject to U.S. law, as an international group, AXA has in place policies and standards (including the AXA Group International Sanctions Policy) that apply to all AXA Group companies worldwide and often impose requirements that go well beyond local law. For additional information regarding AXA, see Note 1 to the condensed financial statements in Part 1, Item 1 of this Form 10-Q.

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

Lastly, AXA has informed us that AXA XL, which AXA acquired during the third quarter of 2018, through various non-U.S. subsidiaries, provides insurance to marine policyholders located outside of the U.S. or reinsurance coverage to non-U.S. insurers of marine risks as well as mutual associations of ship owners that provide their members with protection and liability coverage. The provision of these coverages may involve entities or activities related to Iran, including transporting crude oil, petrochemicals and refined petroleum products. AXA XL’s non-U.S. subsidiaries insure or reinsure multiple voyages and fleets containing multiple ships, so they are unable to attribute gross revenues and net profits from such marine policies to activities with Iran. As the activities of these insureds and re-insureds are permitted under applicable laws and regulations, AXA XL intends for its non-U.S. subsidiaries to continue providing such coverage to its insureds and re-insureds to the extent permitted by applicable law.

Index

The aggregate annual premium for the above-referenced insurance policies is approximately $572,960, representing approximately 0.0007% of AXA’s 2018 consolidated revenues, which exceed $100 billion. The related net profit, which is difficult to calculate with precision, is estimated to be $88,070, representing approximately 0.002% of AXA’s 2018 aggregate net profit.

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

Date:	April 25, 2019	ALLIANCEBERNSTEIN L.P.

		By:	/s/ John C. Weisenseel
John C. Weisenseel
Chief Financial Officer

		By:	/s/ William R. Siemers
William R. Siemers
Chief Accounting Officer