Form 10-Q
period 2019-06-30
ALLIANCEBERNSTEIN L.P.
filed 2019-07-25
CIK 1109448

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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

Index

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
None	None	None

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒
The number of units of limited partnership interest outstanding as of June 30, 2019 was 268,815,565.

Index

ALLIANCEBERNSTEIN L.P.

Index

Part I
FINANCIAL INFORMATION
Item 1. Financial Statements
ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition
(in thousands, except unit amounts)
(unaudited)

	June 30, 2019	December 31, 2018

ASSETS
Cash and cash equivalents	$710,335	$640,206
Cash and securities segregated, at fair value (cost: $1,099,679 and $1,164,375)	1,109,589	1,169,554
Receivables, net:
Brokers and dealers	172,457	197,048
Brokerage clients	1,715,075	1,718,629
AB funds fees	191,216	217,470
Other fees	133,006	127,462
Investments:
Long-term incentive compensation-related	48,906	52,429
Other	175,797	661,915
Assets of consolidated company-sponsored investment funds:
Cash and cash equivalents	10,665	13,118
Investments	470,435	351,696
Other assets	28,619	22,840
Furniture, equipment and leasehold improvements, net	146,616	155,519
Goodwill	3,076,926	3,066,700
Intangible assets, net	72,848	79,424
Deferred sales commissions, net	20,714	17,148
Right-of-use assets	398,966	—
Other assets	311,836	297,940
Total assets	$8,794,006	$8,789,098

LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST AND CAPITAL
Liabilities:
Payables:
Brokers and dealers	$263,603	$290,960
Securities sold not yet purchased	5,404	8,623
Brokerage clients	2,686,086	3,095,458
AB mutual funds	72,058	74,599
Accounts payable and accrued expenses	229,606	412,313
Lease liabilities	515,664	—
Liabilities of consolidated company-sponsored investment funds	35,583	22,610
Accrued compensation and benefits	453,802	273,250
Debt	442,425	546,267
Total liabilities	4,704,231	4,724,080

Index

	June 30, 2019	December 31, 2018

Commitments and contingencies (See Note 12)

Redeemable non-controlling interest	215,634	148,809

Capital:
General Partner	40,016	40,240
Limited partners: 268,815,565 and 268,850,276 units issued and outstanding	4,053,360	4,075,306
Receivables from affiliates	(9,839)	(11,430)
AB Holding Units held for long-term incentive compensation plans	(100,453)	(77,990)
Accumulated other comprehensive loss	(109,963)	(110,866)
Partners’ capital attributable to AB Unitholders	3,873,121	3,915,260
Non-redeemable non-controlling interests in consolidated entities	1,020	949
Total capital	3,874,141	3,916,209
Total liabilities, redeemable non-controlling interest and capital	$8,794,006	$8,789,098

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(in thousands, except per unit amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Investment advisory and services fees	$596,364	$598,108	$1,152,958	$1,172,224
Bernstein research services	105,991	106,211	196,226	220,611
Distribution revenues	108,347	105,118	208,856	213,122
Dividend and interest income	27,654	21,194	55,000	49,409
Investment gains (losses)	10,949	213	26,684	26,295
Other revenues	24,796	26,026	47,002	52,536
Total revenues	874,101	856,870	1,686,726	1,734,197
Less: Interest expense	16,302	12,132	33,465	21,672
Net revenues	857,799	844,738	1,653,261	1,712,525

Expenses:
Employee compensation and benefits	363,702	358,248	703,011	702,073
Promotion and servicing:
Distribution-related payments	116,254	106,301	222,247	216,455
Amortization of deferred sales commissions	3,241	6,113	6,743	12,711
Trade execution, marketing, T&E and other	57,550	59,259	107,198	113,302
General and administrative:
General and administrative	120,180	108,836	238,028	230,070
Real estate charges	548	6,909	548	6,645
Contingent payment arrangements	829	52	883	105
Interest on borrowings	3,990	2,629	7,973	5,241
Amortization of intangible assets	7,285	6,927	14,259	13,788
Total expenses	673,579	655,274	1,300,890	1,300,390

Operating income	184,220	189,464	352,371	412,135

Income taxes	10,211	7,538	19,132	23,363

Net income	174,009	181,926	333,239	388,772

Net income of consolidated entities attributable to non-controlling interests	7,757	261	17,873	22,911

Net income attributable to AB Unitholders	$166,252	$181,665	$315,366	$365,861

Net income per AB Unit:
Basic	$0.61	$0.66	$1.17	$1.34
Diluted	$0.61	$0.66	$1.17	$1.34

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Net income	$174,009	$181,926	$333,239	$388,772
Other comprehensive income (loss):
Foreign currency translation adjustment, before reclassification and tax	(2,178)	(20,656)	452	(10,735)
Less: reclassification adjustment for (losses) included in net income upon liquidation	—	(100)	—	(100)
Foreign currency translation adjustments, before tax	(2,178)	(20,556)	452	(10,635)
Income tax expense	(73)	—	(150)	—
Foreign currency translation adjustments, net of tax	(2,251)	(20,556)	302	(10,635)
Changes in employee benefit related items:
Amortization of prior service cost	6	5	12	11
Recognized actuarial gain	285	286	552	568
Changes in employee benefit related items	291	291	564	579
Income tax benefit (expense)	25	2	35	(116)
Employee benefit related items, net of tax	316	293	599	463
Other	—	374	—	374
Other comprehensive (loss) income	(1,935)	(19,889)	901	(9,798)
Less: Comprehensive income in consolidated entities attributable to non-controlling interests	7,774	220	17,870	22,887
Comprehensive income attributable to AB Unitholders	$164,300	$161,817	$316,270	$356,087

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Partners' Capital
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
General Partner’s Capital
Balance, beginning of period	$39,403	$41,218	$40,240	$41,221
Net income	1,663	1,816	3,154	3,658
Cash distributions to General Partner	(1,521)	(2,191)	(3,438)	(4,670)
Long-term incentive compensation plans activity	12	30	185	52
Issuance (retirement) of AB Units, net	459	16	(125)	279
Impact of adoption of revenue recognition standard ASC 606	—	—	—	349
Other	—	(3)	—	(3)
Balance, end of period	40,016	40,886	40,016	40,886
Limited Partners' Capital
Balance, beginning of period	3,992,590	4,168,548	4,075,306	4,168,841
Net income	164,589	179,849	312,212	362,203
Cash distributions to Unitholders	(150,465)	(216,558)	(340,033)	(461,852)
Long-term incentive compensation plans activity	1,270	2,968	18,255	5,036
Issuance (retirement) of AB Units, net	45,376	1,513	(12,380)	27,491
Impact of adoption of revenue recognition standard ASC 606	—	—	—	34,601
Other	—	(370)	—	(370)
Balance, end of period	4,053,360	4,135,950	4,053,360	4,135,950
Receivables from Affiliates
Balance, beginning of period	(11,666)	(12,489)	(11,430)	(11,494)
Capital contributions from General Partner	—	—	—	19
Compensation plan accrual	—	—	—	352
Long-term incentive compensation awards expense	227	—	692	—
Capital contributions from AB Holding	1,600	784	899	(582)
Balance, end of period	(9,839)	(11,705)	(9,839)	(11,705)
AB Holding Units held for Long-term Incentive Compensation Plans
Balance, beginning of period	(69,503)	(57,366)	(77,990)	(42,688)
Purchases of AB Holding Units to fund long-term compensation plans, net	94	(32,737)	(58,358)	(34,864)
(Issuance) retirement of AB Units, net	(45,860)	(1,604)	12,480	(27,875)
Long-term incentive compensation awards expense	8,011	2,341	26,615	14,825
Re-valuation of AB Holding Units held in rabbi trust	113	1,049	(9,892)	2,285
Other	6,692	—	6,692	—
Balance, end of period	(100,453)	(88,317)	(100,453)	(88,317)
Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	(108,012)	(84,066)	(110,866)	(94,140)
Foreign currency translation adjustment, net of tax	(2,267)	(20,516)	304	(10,612)
Changes in employee benefit related items, net of tax	316	293	599	463
Other	—	374	—	374
Balance, end of period	(109,963)	(103,915)	(109,963)	(103,915)

Index

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Total Partners' Capital attributable to AB Unitholders	3,873,121	3,972,899	3,873,121	3,972,899
Non-redeemable Non-controlling Interests in Consolidated Entities
Balance, beginning of period	945	1,630	949	1,564
Net income	58	63	74	118
Foreign currency translation adjustment	17	(39)	(3)	(23)
Distributions from non-controlling interests of our consolidated venture capital fund activities	—	5	—	—
Balance, end of period	1,020	1,659	1,020	1,659
Total Capital	$3,874,141	$3,974,558	$3,874,141	$3,974,558
See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

ALLIANCEBERNSTEIN L.P. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2019	2018

Cash flows from operating activities:
Net income	$333,239	$388,772

Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred sales commissions	6,743	12,711
Non-cash long-term incentive compensation expense	27,307	14,825
Depreciation and other amortization	83,997	35,626
Unrealized (gains) on investments	(16,724)	(3,257)
Unrealized (gains) on investments of consolidated company-sponsored investment funds	(32,173)	(20,463)
Other, net	11,537	(1,907)
Changes in assets and liabilities:
Decrease (increase) in segregated cash and securities	59,965	(472,517)
Decrease (increase) in receivables	43,325	(220,343)
Decrease (increase) in investments	506,061	(59,219)
(Increase) decrease in investments of consolidated company-sponsored investment funds	(86,566)	965,121
(Increase) decrease in deferred sales commissions	(10,309)	653
(Increase) in right-of-use assets	(577,992)	—
(Increase) in other assets	(4,515)	(108,751)
Increase (decrease) in other assets and liabilities of consolidated company-sponsored investment funds, net	7,194	(663,910)
(Decrease) increase in payables	(440,029)	682,703
Increase in lease liabilities	516,918	—
(Decrease) in accounts payable and accrued expenses	(61,705)	(10,141)
Increase in accrued compensation and benefits	180,701	225,571
Net cash provided by operating activities	546,974	765,474

Cash flows from investing activities:
Purchases of furniture, equipment and leasehold improvements	(11,276)	(11,458)
Acquisition of business, net of cash acquired	5,255	—
Net cash used in investing activities	(6,021)	(11,458)

Index

	Six Months Ended June 30,
	2019	2018
Cash flows from financing activities:
(Repayment) issuance of commercial paper, net	(85,888)	20,058
Repayment of bank loans	(25,000)	(75,000)
(Decrease) in overdrafts payable	(19,144)	(28,952)
Distributions to General Partner and Unitholders	(343,471)	(466,522)
Subscriptions (redemptions) of investments in consolidated company-sponsored investment funds, net	49,026	(515,856)
Capital contributions from (to) affiliates	495	(1,178)
Additional investments by AB Holding with proceeds from exercise of compensatory options to buy AB Holding Units	8,951	8,340
Purchases of AB Holding Units to fund long-term incentive compensation plan awards, net	(58,358)	(34,864)
Other	291	—
Net cash used in financing activities	(473,098)	(1,093,974)

Effect of exchange rate changes on cash and cash equivalents	(179)	(6,039)

Net increase (decrease) in cash and cash equivalents	67,676	(345,997)
Cash and cash equivalents as of beginning of the period	653,324	998,448
Cash and cash equivalents as of end of the period	$721,000	$652,451

Non-cash investing activities:
Fair value of assets acquired (excluding cash acquired of $11.8 million)	$28,966	$—
Fair value of liabilities assumed	$16,837	$—

Non-cash financing activities:
Payables recorded under contingent payment arrangements	$17,384	$—
See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2019
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

Index

Organization

During the second quarter of 2018, AXA completed the sale of a minority stake in EQH through an initial public offering ("IPO"). Since then, AXA has completed additional offerings, most recently during the second quarter of 2019. As a result, AXA owned 40.1% of the outstanding common stock of EQH as of June 30, 2019. As part of the latest offering, the underwriters exercised their over-allotment option resulting in AXA owning 38.9% of EQH as of July 8, 2019. AXA has announced its intention to sell its entire remaining interest in EQH over time, subject to market conditions and other factors. AXA is under no obligation to do so and retains the sole discretion to determine the timing of any future sales of shares of EQH common stock.

As of June 30, 2019, EQH owned approximately 4.2% of the issued and outstanding units representing assignments of beneficial ownership of limited partnership interests in AllianceBernstein Holding L.P. (“AB Holding Units”). AllianceBernstein Corporation (an indirect wholly-owned subsidiary of EQH, “General Partner”) is the general partner of both AllianceBernstein Holding L.P. (“AB Holding”) and AB. AllianceBernstein Corporation owns 100,000 general partnership units in AB Holding and a 1% general partnership interest in AB.

As of June 30, 2019, the ownership structure of AB, including limited partnership units outstanding as well as the general partner's 1% interest, was as follows:

EQH and its subsidiaries	63.7%
AB Holding	35.6
Unaffiliated holders	0.7
100.0%

Including both the general partnership and limited partnership interests in AB Holding and AB, EQH and its subsidiaries had an approximate 65.2% economic interest in AB as of June 30, 2019.

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

Index

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

Accounting Pronouncements Not Yet Adopted in 2019

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326). This new guidance relates to the accounting for credit losses on financial instruments. The new guidance introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. It also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. The new guidance is effective for financial statements issued for fiscal years beginning after December 15, 2019, with early adoption permitted. Management currently is evaluating the impact that adoption of this standard will have on our financial condition and results of operations.
In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. As a result of the revised guidance, a goodwill impairment will be the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The new guidance is effective for financial statements issued for fiscal years beginning after December 15, 2019 and will be applied prospectively. The revised guidance is not expected to have a material impact on our financial condition or results of operations.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. The amendment modifies the disclosure requirements for fair value measurements by removing, modifying or adding certain disclosures. The revised guidance is effective for all companies for fiscal years beginning after December 15, 2019, and interim periods within those years. Companies are permitted to early adopt any eliminated or modified disclosure requirements and delay adoption of the additional disclosure requirements until their effective date. The removed and modified disclosures will be adopted on a retrospective basis and the new disclosures will be adopted on a prospective basis. The revised guidance is not expected to have a material impact on our financial condition or results of operations.

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

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. We use our incremental borrowing rate based on the information available as of the date we adopted ASC 842 in determining the present value of lease payments. Our lease terms may include options to extend or terminate the lease. These options to extend or terminate are assessed on a lease-by-lease basis, and the ROU assets and lease liabilities are adjusted when it is reasonably certain that an option will be exercised.

When calculating the measurement of ROU assets and lease liabilities, we utilize the fixed payments associated with the lease and do not include other variable contractual obligations, such as operating expenses, real estate taxes and employee parking. These costs are accounted for as period costs and expensed as incurred.

Additionally, we exclude any intangible assets such as software licensing agreements as stated in ASC 842-10-15-1. These arrangements will continue to follow the guidance of ASC 350, Intangibles - Goodwill and Other.

Index

3. Revenue Recognition

Revenues for the three and six months ended June 30, 2019 and 2018 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Subject to contracts with customers:
Investment advisory and services fees
Base fees	$585,077	$562,810	$1,137,307	$1,130,666
Performance-based fees	11,287	35,298	15,651	41,558
Bernstein research services	105,991	106,211	196,226	220,611
Distribution revenues
All-in-management fees	68,494	64,329	130,267	131,077
12b-1 fees	20,182	22,075	39,768	44,609
Other	19,671	18,714	38,821	37,436
Other revenues
Shareholder servicing fees	19,563	18,985	37,393	38,515
Other	4,496	5,781	8,514	11,534
	834,761	834,203	1,603,947	1,656,006
Not subject to contracts with customers:
Dividend and interest income, net of interest expense	11,352	9,062	21,535	27,737
Investment gains (losses)	10,949	213	26,684	26,295
Other revenues	737	1,260	1,095	2,487
	23,038	10,535	49,314	56,519

Total net revenues	$857,799	$844,738	$1,653,261	$1,712,525

4.	Long-term Incentive Compensation Plans

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

During the six months ended June 30, 2019, we purchased 2.0 million AB Holding Units for $58.6 million (on a trade date basis). As there were no open-market purchases during the second quarter of 2019, these amounts reflect open-market purchases of 1.9 million AB Holding Units for $55.2 million during the three months ended March 31, 2019, with the remainder relating to purchases of AB Holding Units from employees to allow them to fulfill statutory tax withholding requirements at the time of delivery of long-term incentive compensation awards. During the three and six months ended June 30, 2018, AB purchased approximately 1.2 million and 1.2 million AB Holding Units for $32.9 million and $35.2 million, respectively (on a trade date basis). These amounts reflect open-market purchases of 1.2 million AB Holding Units for $32.9 million during the second quarter of 2018 with the remainder relating to purchases of AB Holding Units from employees to allow them to fulfill statutory tax withholding requirements at the time of delivery of long-term incentive compensation awards. Purchases of AB Holding

Index

Units reflected on the condensed consolidated statements of cash flows are net of AB Holding Unit purchases by employees as part of a distribution reinvestment election.

Each quarter, we consider whether to implement a plan to repurchase AB Holding Units pursuant to Rules 10b5-1 and 10b-18 under the Exchange Act. A plan of this type allows a company to repurchase its shares at times when it otherwise might be prevented from doing so because of self-imposed trading blackout periods or because it possesses material non-public information. Each broker we select has the authority under the terms and limitations specified in the plan to repurchase AB Holding Units on our behalf in accordance with the terms of the plan. Repurchases are subject to regulations promulgated by the SEC as well as certain price, market volume and timing constraints specified in the plan. There was no plan adopted during the first or second quarter of 2019. We may adopt additional plans in the future to engage in open-market purchases of AB Holding Units to help fund anticipated obligations under our incentive compensation award program and for other corporate purposes.

During the first six months of 2019 and 2018, we granted to employees and Eligible Directors 1.7 million and 2.4 million restricted AB Holding Unit awards, respectively. We used AB Holding Units repurchased during the periods and newly-issued AB Holding Units to fund these awards.

During the first six months of 2019 and 2018, AB Holding issued 0.4 million and 0.5 million AB Holding Units, respectively, upon exercise of options to buy AB Holding Units. AB Holding used the proceeds of $9.0 million and $8.3 million, respectively, received from employees as payment in cash for the exercise price to purchase the equivalent number of newly-issued AB Units.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands, except per unit amounts)
Net income attributable to AB Unitholders	$166,252	$181,665	$315,366	$365,861

Weighted average limited partnership units outstanding – basic	268,475	270,564	267,909	269,870
Dilutive effect of compensatory options to buy AB Holding Units	48	272	60	303
Weighted average limited partnership units outstanding – diluted	268,523	270,836	267,969	270,173
Basic net income per AB Unit	$0.61	$0.66	$1.17	$1.34
Diluted net income per AB Unit	$0.61	$0.66	$1.17	$1.34

For both the three and six months ended June 30, 2019, we excluded 29,056 options from the diluted net income computation due to their anti-dilutive effect. For the three and six months ended June 30, 2018 , we excluded 850,155 options and 1,211,906 options, respectively, from the diluted net income computation due to their anti-dilutive effect.

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

On July 25, 2019, the General Partner declared a distribution of $0.63 per AB Unit, representing a distribution of Available Cash Flow for the three months ended June 30, 2019. The General Partner, as a result of its 1% general partnership interest, is entitled to receive 1% of each distribution. The distribution is payable on August 22, 2019 to holders of record on August 5, 2019.

7.	Cash and Securities Segregated Under Federal Regulations and Other Requirements

As of June 30, 2019 and December 31, 2018, $1.1 billion and $1.2 billion, respectively, of U.S. Treasury Bills were segregated in a special reserve bank custody account for the exclusive benefit of our brokerage customers under Rule 15c3-3 of the Exchange Act.

8.	Investments

Investments consist of:
	June 30, 2019	December 31, 2018
	(in thousands)
U.S. Treasury Bills	$—	$392,424
Equity securities:
Long-term incentive compensation-related	34,956	38,883
Seed capital	84,947	105,951
Other	14,917	73,409
Exchange-traded options	2,291	2,568
Investments in limited partnership hedge funds:
Long-term incentive compensation-related	13,950	13,546
Seed capital	52,881	67,153
Time deposits	8,487	8,783
Other	12,274	11,627
Total investments	$224,703	$714,344

Total investments related to long-term incentive compensation obligations of $48.9 million and $52.4 million as of June 30, 2019 and December 31, 2018, respectively, consist of company-sponsored mutual funds and hedge funds. For long-term incentive compensation awards granted before 2009, we typically made investments in company-sponsored mutual funds and hedge funds that were notionally elected by plan participants and maintained them (and continue to maintain them) in a consolidated rabbi trust or separate custodial account. The rabbi trust and custodial account enable us to hold such investments separate from our other assets for the purpose of settling our obligations to participants. The investments held in the rabbi trust and custodial account remain available to the general creditors of AB.

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

We allocate seed capital to our investment teams to help develop new products and services for our clients. A portion of our seed capital investments are equity and fixed income products, primarily in the form of separately-managed account portfolios, U.S. mutual funds, Luxembourg funds, Japanese investment trust management funds or Delaware business trusts. We also may allocate seed capital to investments in private equity funds. In regard to our seed capital investments, the amounts above reflect those funds in which we are not the primary beneficiary of a VIE or hold a controlling financial interest in a VOE. See Note 14, Consolidated Company-Sponsored Investment Funds, for a description of the seed capital investments that we consolidate. As of June 30, 2019 and December 31, 2018, our total seed capital investments were $398.9 million and $391.6 million, respectively. Seed capital investments in unconsolidated company-sponsored investment funds are valued using

Index

published net asset values or non-published net asset values if they are not listed on an active exchange but have net asset values that are comparable to funds with published net asset values and have no redemption restrictions.

In addition, we also have long positions in corporate equities and long exchange-traded options traded through our options desk.

The portion of unrealized gains (losses) related to equity securities, as defined by ASC 321-10, held as of June 30, 2019 and 2018 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Net gains recognized during the period	$7,586	$1,774	$21,580	$1,332
Less: net gains (losses) recognized during the period on equity securities sold during the period	1,409	(4,674)	4,541	(1,779)
Unrealized gains recognized during the period on equity securities held	$6,177	$6,448	$17,039	$3,111

9.	Derivative Instruments

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

The notional value and fair value as of June 30, 2019 and December 31, 2018 for derivative instruments (excluding derivative instruments relating to our options desk trading activities discussed below) not designated as hedging instruments were as follows:

		Fair Value
	Notional Value	Asset Derivatives	Liability Derivatives
	(in thousands)
June 30, 2019:
Exchange-traded futures	$185,680	$220	$3,075
Currency forwards	90,925	7,116	7,241
Interest rate swaps	95,146	1,885	2,537
Credit default swaps	150,244	2,211	5,832
Total return swaps	98,083	39	2,644
Total derivatives	$620,078	$11,471	$21,329

December 31, 2018:
Exchange-traded futures	$218,657	$1,594	$2,534
Currency forwards	87,019	7,647	7,582
Interest rate swaps	112,658	1,649	1,959
Credit default swaps	94,657	2,888	2,685
Total return swaps	99,038	3,301	62
Total derivatives	$612,029	$17,079	$14,822

Index

As of June 30, 2019 and December 31, 2018, the derivative assets and liabilities are included in both receivables and payables to brokers and dealers on our condensed consolidated statements of financial condition.

The gains and losses for derivative instruments (excluding our options desk trading activities discussed below) for the three and six months ended June 30, 2019 and 2018 recognized in investment gains (losses) in the condensed consolidated statements of income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Exchange-traded futures	$(3,436)	$717	$(8,551)	$1,542
Currency forwards	(75)	257	(115)	274
Interest rate swaps	(331)	(7)	(645)	267
Credit default swaps	(1,465)	(169)	(3,805)	(95)
Total return swaps	(3,810)	(1,217)	(15,766)	(40)
Net (losses) gains on derivative instruments	$(9,117)	$(419)	$(28,882)	$1,948

We may be exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments. We minimize our counterparty exposure through a credit review and approval process. In addition, we have executed various collateral arrangements with counterparties to the over-the-counter derivative transactions that require both pledging and accepting collateral in the form of cash. As of June 30, 2019 and December 31, 2018, we held $0.3 million and $4.8 million, respectively, of cash collateral payable to trade counterparties. This obligation to return cash is reported in payables to brokers and dealers in our condensed consolidated statements of financial condition.

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

Certain of our standardized contracts for over-the-counter derivative transactions (“ISDA Master Agreements”) contain credit risk related contingent provisions pertaining to each counterparty’s credit rating. In some ISDA Master Agreements, if the counterparty’s credit rating, or in some agreements, our assets under management (“AUM”), falls below a specified threshold, either a default or a termination event permitting the counterparty to terminate the ISDA Master Agreement would be triggered. In all agreements that provide for collateralization, various levels of collateralization of net liability positions are applicable, depending on the credit rating of the counterparty. As of June 30, 2019 and December 31, 2018, we delivered $6.9 million and $4.5 million, respectively, of cash collateral into brokerage accounts. We report this cash collateral in cash and cash equivalents in our condensed consolidated statements of financial condition.

As of June 30, 2019 and December 31, 2018, we held $2.3 million and $2.6 million, respectively, of long exchange-traded equity options, which are included in other investments on our condensed consolidated statements of financial condition. In addition, as of June 30, 2019 and December 31, 2018, we held $2.2 million and $3.8 million, respectively, of short exchange-traded equity options, which are included in securities sold not yet purchased on our condensed consolidated statements of financial condition. Our options desk provides our clients with equity derivative strategies and execution for exchange-traded options on single stocks, exchange-traded funds and indices. While predominately agency-based, the options desk may commit capital to facilitate a client’s transaction. Our options desk hedges the risks associated with this activity by taking offsetting positions in equities. For the three and six months ended June 30, 2019, we recognized $3.5 million and $11.1 million, respectively, of losses on equity option activity. For the three and six months ended June 30, 2018, we recognized $4.7 million and $8.9 million, respectively, of losses on equity options activity. These losses are recognized in investment gains (losses) in the condensed consolidated statements of income.

Index

10.	Offsetting Assets and Liabilities

See Note 14, Consolidated Company-Sponsored Investment Funds, for disclosure of offsetting assets and liabilities of our consolidated company-sponsored investment funds.

Offsetting of assets as of June 30, 2019 and December 31, 2018 was as follows:

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
	(in thousands)
June 30, 2019:
Securities borrowed	$70,481	$—	$70,481	$(69,582)	$—	$899
Derivatives	$11,471	$—	$11,471	$—	$(280)	$11,191
Long exchange-traded options	$2,291	$—	$2,291	$—	$—	$2,291
December 31, 2018:
Securities borrowed	$64,856	$—	$64,856	$(64,217)	$—	$639
Derivatives	$17,079	$—	$17,079	$—	$(4,831)	$12,248
Long exchange-traded options	$2,568	$—	$2,568	$—	$—	$2,568

Offsetting of liabilities as of June 30, 2019 and December 31, 2018 was as follows:

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
	(in thousands)
June 30, 2019:
Securities loaned	$—	$—	$—	$—	$—	$—
Derivatives	$21,329	$—	$21,329	$—	$(6,881)	$14,448
Short exchange-traded options	$2,177	$—	$2,177	$—	$—	$2,177
December 31, 2018:
Securities loaned	$59,526	$—	$59,526	$(59,526)	$—	$—
Derivatives	$14,822	$—	$14,822	$—	$(4,458)	$10,364
Short exchange-traded options	$3,782	$—	$3,782	$—	$—	$3,782

Cash collateral, whether pledged or received on derivative instruments, is not considered material and, accordingly, is not disclosed by counterparty.

Index

11.	Fair Value

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Valuation of our financial instruments by pricing observability levels as of June 30, 2019 and December 31, 2018 was as follows (in thousands):

	Level 1	Level 2	Level 3	NAV Expedient(1)	Other	Total
June 30, 2019:
Money markets	$114,136	$—	$—	$—	$—	$114,136
Securities segregated (U.S. Treasury Bills)	—	1,109,589	—	—	—	1,109,589
Derivatives	220	11,251	—	—	—	11,471
Investments
U.S. Treasury Bills	—	—	—	—	—	—
Equity securities	126,007	8,378	117	318	—	134,820
Long exchange-traded options	2,291	—	—	—	—	2,291
Limited partnership hedge funds(2)	—	—	—	—	66,831	66,831
Time deposits(3)	—	—	—	—	8,487	8,487
Other investments	5,374	—	—	—	6,900	12,274
Total investments	133,672	8,378	117	318	82,218	224,703
Total assets measured at fair value	$248,028	$1,129,218	$117	$318	$82,218	$1,459,899

Securities sold not yet purchased
Short equities – corporate	$3,227	$—	$—	$—	$—	$3,227
Short exchange-traded options	2,177	—	—	—	—	2,177
Derivatives	3,075	18,254	—	—	—	21,329
Contingent payment arrangements	—	—	25,603	—	—	25,603
Total liabilities measured at fair value	$8,479	$18,254	$25,603	$—	$—	$52,336

Index

	Level 1	Level 2	Level 3	NAV Expedient(1)	Other	Total
December 31, 2018:
Money markets	$102,888	$—	$—	$—	$—	$102,888
Securities segregated (U.S. Treasury Bills)	—	1,169,554	—	—	—	1,169,554
Derivatives	1,594	15,485	—	—	—	17,079
Investments
U.S. Treasury Bills	—	392,424	—	—	—	392,424
Equity securities	209,414	8,372	142	315	—	218,243
Long exchange-traded options	2,568	—	—	—	—	2,568
Limited partnership hedge funds(2)	—	—	—	—	80,699	80,699
Time deposits(3)	—	—	—	—	8,783	8,783
Other investments	4,269	—	—	—	7,358	11,627
Total investments	216,251	400,796	142	315	96,840	714,344
Total assets measured at fair value	$320,733	$1,585,835	$142	$315	$96,840	$2,003,865

Securities sold not yet purchased
Short equities – corporate	$4,841	$—	$—	$—	$—	$4,841
Short exchange-traded options	3,782	—	—	—	—	3,782
Derivatives	2,534	12,288	—	—	—	14,822
Contingent payment arrangements	—	—	7,336	—	—	7,336
Total liabilities measured at fair value	$11,157	$12,288	$7,336	$—	$—	$30,781

(1) Investments measured at fair value using NAV (or its equivalent) as a practical expedient.
(2) Investments in equity method investees that are not measured at fair value in accordance with GAAP.
(3) Investments carried at amortized cost that are not measured at fair value in accordance with GAAP.

Other investments include (i) an investment in a start-up company that does not have a readily available fair value ($0.9 million as of both June 30, 2019 and December 31, 2018), (ii) an investment in an equity method investee that is not measured at fair value in accordance with GAAP ($2.7 million as of June 30, 2019 and $3.4 million as of December 31, 2018), and (iii) broker dealer exchange memberships that are not measured at fair value in accordance with GAAP ($3.3 million as of June 30, 2019 and $3.1 million as of December 31, 2018).
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

During the six months ended June 30, 2019, we had a transfer of $3.2 million from Level 2 to Level 1; there were no transfers between Level 2 and Level 3 securities.
The change in carrying value associated with Level 3 financial instruments carried at fair value, classified as private equity and equity securities, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Balance as of beginning of period	$115	$1,071	$142	$1,071
Purchases	—	—	—	—
Sales	—	—	—	—
Realized gains (losses), net	—	—	—	—
Unrealized gains (losses), net	2	(954)	(25)	(954)
Balance as of end of period	$117	$117	$117	$117

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
We acquired Autonomous Research LLP ("Autonomous") in 2019 and Ramius Alternative Solutions LLC in 2016, both of which included contingent consideration arrangements as part of the purchase price. The change in carrying value associated with Level 3 financial instruments carried at fair value, classified as contingent payment arrangements, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Balance as of beginning of period	$7,390	$10,908	$7,336	$10,855
Addition	17,384	—	17,384	—
Accretion	829	52	883	105
Payments	—	—	—	—
Balance as of end of period	$25,603	$10,960	$25,603	$10,960

During 2018, we amended the contingent payment relating to our 2016 acquisition by modifying the earnout structure and extending it one year. As part of this amendment, we recorded a change in estimate and wrote off $2.4 million related to the contingent consideration in the fourth quarter of 2018. As of June 30, 2019 and December 31, 2018, acquisition-related contingent liabilities with a fair value of $25.6 million and $7.3 million, respectively, remain relating to our 2019 and 2016

Index

acquisitions. For our 2019 acquisition the contingent consideration liability, payable in five years, was valued using expected revenue growth rates ranging from 0.7% to 2.5% per year and a discount rate of 10.4%, reflecting a 3.5% risk-free rate, based on our cost of debt, and a 6.9% market price of risk adjustment rate. The 2016 acquisition was valued using a revenue growth rate of 26% and a discount rate ranging from 3.2% to 3.7%.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We did not have any material assets or liabilities that were measured at fair value for impairment on a nonrecurring basis during the six months ended June 30, 2019 or during the year ended December 31, 2018.

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

Index

Leases included in the condensed consolidated statement of financial condition as of June 30, 2019 were as follows:

	Classification	June 30, 2019
		(in thousands)
Operating Leases
Operating lease right-of-use assets	Right-of-use assets	$397,187
Operating lease liabilities	Lease liabilities	513,875

Finance Leases
Property and equipment, gross	Right-of-use assets	2,356
Accumulated depreciation	Right-of-use assets	(577)
Property and equipment, net		1,779
Finance lease liabilities	Lease liabilities	1,789
The components of lease expense included in the condensed consolidated statement of income as of June 30, 2019 were as follows:

		Three Months Ended June 30,	Six Months Ended June 30,
	Classification	2019	2019
		(in thousands)
Operating lease cost	General and administrative	$26,506	$53,648

Financing lease cost:
Amortization of right-of-use assets	General and administrative	291	577
Interest on lease liabilities	Interest expense	15	32
Total finance lease cost		306	609
Variable lease cost (1)	General and administrative	9,876	19,749
Sublease income	General and administrative	(13,988)	(28,451)
Net lease cost		$22,700	$45,555
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

Index

Maturities of lease liabilities were as follows:

	Operating Leases	Financing Leases	Total
Year ending December 31,	(in thousands)
2019 (excluding the six months ended June 30, 2019)	$63,580	$599	$64,179
2020	111,011	941	111,952
2021	102,040	296	102,336
2022	88,118	—	88,118
2023	81,395	—	81,395
Thereafter	120,111	—	120,111
Total lease payments	566,255	1,836	568,091
Less interest	(52,380)	(47)
Present value of lease liabilities	$513,875	$1,789
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

Lease term and discount rate:
Weighted average remaining lease term (years)
Operating leases	5.53
Finance leases	1.75
Weighted average discount rate
Operating leases	3.5%
Finance leases	3.14%
Supplemental cash flow information related to leases was as follows:

Six Months Ended June 30, 2019
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$69,309
Operating cash flows from financing leases	32
Financing cash flows from finance leases	567
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	4,156
Finance leases	—

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
The balances of consolidated VIEs and VOEs included in our condensed consolidated statements of financial condition were as follows:

	June 30, 2019			December 31, 2018
	(in thousands)
	VIEs	VOEs	Total	VIEs	VOEs	Total
Cash and cash equivalents	$8,915	$1,750	$10,665	$11,880	$1,238	$13,118
Investments	304,067	166,368	470,435	217,840	133,856	351,696
Other assets	14,450	14,169	28,619	6,024	16,816	22,840
Total assets	$327,432	$182,287	$509,719	$235,744	$151,910	$387,654

Liabilities	$17,536	$18,047	$35,583	$5,215	$17,395	$22,610
Redeemable non-controlling interest	166,285	46,461	212,746	117,523	28,398	145,921
Partners' capital attributable to AB Unitholders	143,611	117,779	261,390	113,006	106,117	219,123
Total liabilities, redeemable non-controlling interest and partners' capital	$327,432	$182,287	$509,719	$235,744	$151,910	$387,654

Fair Value
Cash and cash equivalents include cash on hand, demand deposits, overnight commercial paper and highly liquid investments with original maturities of three months or less. Due to the short-term nature of these instruments, the recorded value has been determined to approximate fair value.

Index

Valuation of consolidated company-sponsored investment funds' financial instruments by pricing observability levels as of June 30, 2019 and December 31, 2018 was as follows (in thousands):

	Level 1	Level 2	Level 3	NAV Expedient	Total
June 30, 2019:
Investments - VIEs	$27,049	$266,235	$10,783	$—	$304,067
Investments - VOEs	95,439	69,878	1,051	—	166,368
Derivatives - VIEs	1,454	2,575	—	—	4,029
Derivatives - VOEs	145	972	—	—	1,117
Total assets measured at fair value	$124,087	$339,660	$11,834	$—	$475,581

Derivatives - VIEs	317	3,686	—	—	4,003
Derivatives - VOEs	345	922	—	—	1,267
Total liabilities measured at fair value	$662	$4,608	$—	$—	$5,270

December 31, 2018:
Investments - VIEs	$22,149	$187,626	$8,065	$—	$217,840
Investments - VOEs	68,063	65,485	308	—	133,856
Derivatives - VIEs	1,486	1,924	—	—	3,410
Derivatives - VOEs	124	3,692	—	—	3,816
Total assets measured at fair value	$91,822	$258,727	$8,373	$—	$358,922

Derivatives - VIEs	$72	$3,819	$—	$—	$3,891
Derivatives - VOEs	197	3,633	—	—	3,830
Total liabilities measured at fair value	$269	$7,452	$—	$—	$7,721

See Note 11 for a description of the fair value methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.

The change in carrying value associated with Level 3 financial instruments carried at fair value within consolidated company-sponsored investment funds was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)

Balance as of beginning of period	$10,261	$5,901	$8,373	$2,264
Transfers (out) in	(89)	337	(186)	324
Purchases	5,680	2,100	7,791	6,134
Sales	(4,065)	(2,290)	(4,349)	(2,623)
Realized gains (losses), net	21	(104)	23	(99)
Unrealized gains (losses), net	20	(75)	169	(133)
Accrued discounts	6	2	13	4
Balance as of end of period	$11,834	$5,871	$11,834	$5,871

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

Derivative Instruments
As of June 30, 2019 and December 31, 2018, the VIEs held $0.1 million and $0.5 million (net), respectively, of futures, forwards and swaps within their portfolios. For the three and six months ended June 30, 2019, we recognized $1.6 million and $2.7 million of gains, respectively, on these derivatives. For the three and six months ended June 30, 2018 we recognized $15.8 million and $0.9 million of gains, respectively, on these derivatives. These gains and losses are recognized in investment gains (losses) in the condensed consolidated statements of income. As of June 30, 2019 and December 31, 2018, the VIEs held $1.4 million and $0.9 million, respectively, of cash collateral payable to trade counterparties. This obligation to return cash is reported in the liabilities of consolidated company-sponsored investment funds in our condensed consolidated statements of financial condition. As of June 30, 2019 and December 31, 2018, the VIEs delivered $2.7 million and $0.8 million, respectively, of cash collateral into brokerage accounts. The VIEs report this cash collateral in the consolidated company-sponsored investment funds cash and cash equivalents in our condensed consolidated statements of financial condition.
As of both June 30, 2019 and December 31, 2018, the VOEs held $0.1 million, (net) of futures, forwards, options and swaps within their portfolios. For the three and six months ended June 30, 2019, we recognized $0.6 million and $0.5 million of losses, respectively, on these derivatives. For the three and six months ended June 30, 2018 we recognized $1.8 million and $1.3 million of gains, respectively, on these derivatives. These gains and losses are recognized in investment gains (losses) in the condensed consolidated statements of income. As of June 30, 2019 and December 31, 2018, the VOEs held $0.4 million and $0.2 million, respectively, of cash collateral payable to trade counterparties. This obligation to return cash is reported in the liabilities of consolidated company-sponsored investment funds in our condensed consolidated statements of financial condition. As of June 30, 2019 and December 31, 2018, the VOEs delivered $0.8 million and $0.5 million, respectively, of cash collateral in brokerage accounts. The VOEs report this cash collateral in the consolidated company-sponsored investment funds cash and cash equivalents in our condensed consolidated statements of financial condition.
Offsetting Assets and Liabilities
Offsetting of derivative assets of consolidated company-sponsored investment funds as of June 30, 2019 and December 31, 2018 was as follows:

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
	(in thousands)
June 30, 2019:
Derivatives - VIEs	$4,029	$—	$4,029	$—	$(1,351)	$2,678
Derivatives - VOEs	$1,117	$—	$1,117	$—	$(422)	$695
December 31, 2018:
Derivatives - VIEs	$3,410	$—	$3,410	$—	$(856)	$2,554
Derivatives - VOEs	$3,816	$—	$3,816	$—	$(225)	$3,591

Index

Offsetting of derivative liabilities of consolidated company-sponsored investment funds as of June 30, 2019 and December 31, 2018 was as follows:

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
	(in thousands)
June 30, 2019:
Derivatives - VIEs	$4,003	$—	$4,003	$—	$(2,690)	$1,313
Derivatives - VOEs	$1,267	$—	$1,267	$—	$(824)	$443
December 31, 2018:
Derivatives - VIEs	$3,891	$—	$3,891	$—	$(829)	$3,062
Derivatives - VOEs	$3,830	$—	$3,830	$—	$(547)	$3,283

Cash collateral, whether pledged or received on derivative instruments, is not considered material and, accordingly, is not disclosed by counterparty.
Non-Consolidated VIEs
As of June 30, 2019, the net assets of company-sponsored investment products that are non-consolidated VIEs are approximately $100.9 billion, and our maximum risk of loss is our investment of $13.1 million in these VIEs and our advisory fee receivables from these VIEs, which are not material.

15.	Units Outstanding

Changes in AB Units outstanding during the six-month period ended June 30, 2019 were as follows:

Outstanding as of December 31, 2018	268,850,276
Options exercised	406,235
Units issued	2,068,514
Units retired (1)	(2,509,460)
Balance as of June 30, 2019	268,815,565

(1) Includes 882 AB Units purchased in private transactions and retired during the first six months of 2019.

16.	Debt

As of June 30, 2019 and December 31, 2018, AB had $444.1 million and $523.2 million, respectively, in commercial paper outstanding with weighted average interest rates of approximately 2.7% for both periods. Debt included in the statement of financial condition is presented net of issuance costs of $1.7 million and $1.9 million as of June 30, 2019 and December 31, 2018, respectively. The commercial paper is short term in nature, and as such, recorded value is estimated to approximate fair value (and considered a Level 2 security in the fair value hierarchy). Average daily borrowings of commercial paper during the first six months of 2019 and the full year 2018 were $516.7 million and $350.3 million, respectively, with weighted average interest rates of approximately 2.7% and 2.0%, respectively.
AB has a $200.0 million committed, unsecured senior revolving credit facility (the "Revolver") with a leading international bank, which matures on November 16, 2021. The Revolver is available for AB's and SCB LLC's business purposes, including the provision of additional liquidity to meet funding requirements primarily related to SCB LLC's operations. Both AB and SCB LLC can draw directly under the Revolver and management expects to draw on the Revolver from time to time. AB has agreed to guarantee the obligations of SCB LLC under the Revolver. The Revolver contains affirmative, negative and financial covenants which are identical to those of AB's $800.0 million committed, unsecured senior revolving credit facility. As of

Index

June 30, 2019, we had no amounts outstanding under the Revolver. As of December 31, 2018, we had $25.0 million outstanding under the Revolver with an interest rate of 3.4%. Average daily borrowing under the Revolver during the first six months of 2019 and full year 2018 were $33.0 million and $19.4 million, respectively, with weighted average interest rates of approximately 3.4% and 2.8%, respectively.

17.	Non-controlling Interests

Non-controlling interest in net income for the three and six months ended June 30, 2019 and 2018 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Non-redeemable non-controlling interests:
Consolidated company-sponsored investment funds	$—	$(11)	$—	$(53)
Other	58	73	74	171
Total non-redeemable non-controlling interests	58	62	74	118
Redeemable non-controlling interests:
Consolidated company-sponsored investment funds	7,699	199	17,799	22,793
Total non-controlling interest in net income	$7,757	$261	$17,873	$22,911

Non-redeemable non-controlling interest as of June 30, 2019 and December 31, 2018 consisted of the following:

	June 30, 2019	December 31, 2018
	(in thousands)
Consolidated company-sponsored investment funds	$—	$—
CPH	1,020	949
Total non-redeemable non-controlling interest	$1,020	$949

Redeemable non-controlling interest as of June 30, 2019 and December 31, 2018 consisted of the following:

	June 30, 2019	December 31, 2018
	(in thousands)
Consolidated company-sponsored investment funds	$212,746	$145,921
CPH	2,888	2,888
Total redeemable non-controlling interest	$215,634	$148,809

18. Acquisition

Acquisitions are accounted for under ASC 805, Business Combinations.

On April 1, 2019, we acquired a 100% interest in Autonomous, an institutional research firm. On the acquisition date, we made a cash payment of $6.5 million and recorded a contingent consideration payable of $17.4 million based on projected fee revenues over a five year measurement period. The excess of the purchase price over the current fair value of identifiable net assets acquired of $5.6 million resulted in the recognition of $10.2 million of goodwill and $8.1 million of intangible assets relating to customer relationships and trademarks. Also, in accordance with GAAP, additional cash payments and contingent consideration payable to the owners of Autonomous on the acquisition date are considered compensation expense to be amortized over two-year and five-year periods, respectively, not purchase price consideration, due to service conditions

Index

at the time of acquisition. The Autonomous acquisition did not have a material impact on our financial condition or results of operations.

Index

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview
Our total assets under management (“AUM”) as of June 30, 2019 were $580.8 billion, up $26.1 billion, or 4.7%, compared to March 31, 2019, and up $41.0 billion, or 7.6%, compared to June 30, 2018. During the second quarter of 2019, AUM increased as a result of market appreciation of $17.5 billion and net inflows of $9.5 billion (Retail net inflows of $5.9 billion and Institutional net inflows of $4.2 billion, offset by net outflows of $0.6 billion for Private Wealth Management). During the twelve months ended June 30, 2019, AUM increased as a result of market appreciation of $29.3 billion and net inflows of $12.6 billion (Retail net inflows of $13.1 billion and Institutional net inflows of $0.3 billion, offset by net outflows of $0.8 billion for Private Wealth Management).

Institutional AUM increased $12.5 billion, or 4.9%, to $269.1 billion during the second quarter of 2019, due to market appreciation of $8.3 billion and net inflows of $4.2 billion. Gross sales increased sequentially from $3.4 billion during the first quarter of 2019 to $5.5 billion during the second quarter of 2019. Redemptions and terminations decreased sequentially from $5.2 billion to $1.3 billion.

Retail AUM increased $12.6 billion, or 6.2%, to $214.5 billion during the second quarter of 2019, due to market appreciation of $6.7 billion and net inflows of $5.9 billion. Gross sales increased sequentially from $16.4 billion during the first quarter of 2019 to $18.8 billion during the second quarter of 2019. Redemptions and terminations increased sequentially from $10.1 billion to $11.2 billion.

Private Wealth Management AUM increased $1.0 billion, or 1.0%, to $97.2 billion during the second quarter of 2019, due to market appreciation of $2.5 billion, offset by adjustments of $0.9 billion, relating to the removal of non-investment management fee earning assets, and net outflows of $0.6 billion. Gross sales decreased sequentially from $3.3 billion during the first quarter of 2019 to $3.0 billion during the second quarter of 2019. Redemptions and terminations increased sequentially from $2.9 billion to $3.6 billion.

Bernstein Research Services revenue for the second quarter of 2019 was $106.0 million, down $0.2 million, or 0.2%, compared to the second quarter of 2018, as a decline in trading commissions following a period of heightened volatility and client activity last year was offset by higher research revenues and the inclusion of revenues from our recent acquisition of Autonomous.

Net revenues for the second quarter of 2019 increased $13.1 million, or 1.5%, to $857.8 million from $844.7 million in the second quarter of 2018. The most significant contributors to the increase were higher investment advisory base fees of $22.3 million, higher investment gains of $10.7 million and higher distribution revenue of $3.2 million, offset by lower performance-based fees of $24.0 million. Operating expenses for the second quarter of 2019 increased $18.3 million, or 2.8%, to $673.6 million from $655.3 million in the second quarter of 2018. The increase was primarily due to higher general and administrative expenses of $11.3 million, higher employee compensation and benefits expenses of $5.5 million and higher promotion and servicing expenses of $5.4 million, offset by lower real estate charges of $6.4 million. Our operating income decreased $5.2 million, or 2.8%, to $184.2 million from $189.4 million and our operating margin declined to 20.6% in the second quarter of 2019 from 22.4% in the second quarter of 2018.

Market Environment
Global equity and fixed income markets were higher in the second quarter of 2019, despite intra-quarter volatility, and added to year-to-date strength as the S&P 500 reached an all-time high. While returns have been strong in 2019, they have been driven primarily by rising valuations as investors remain cautious about the pace of global growth. The global economy continues to face headwinds, such as weak economic data, including disappointing manufacturing surveys in the U.S., China, Japan and Europe, global trade tensions that remain unresolved, political uncertainty in Europe and low inflation levels. Current market pricing reflects investors' expectations that Central Banks will introduce or continue stimulus efforts in 2019 in order to maintain economic expansion. In the U.S., the Federal Reserve took a more proactive stance and indicated that it would take appropriate action in order to sustain expansion, likely in the form of a rate cut as early as this year. In Europe, the European Central Bank indicated that monetary policy would be loosened, unless the economy improves, with further quantitative easing and interest rates reduced further into negative territory if necessary. In China, reserve requirements for banks have been reduced multiple times since 2018 and large amounts of liquidity have been injected into the financial system.

Index

MiFID II
In Europe, MiFID II, which became effective on January 3, 2018, has made significant modifications to the manner in which European broker-dealers can be compensated for research. These modifications are believed to have significantly reduced the overall research spend by European buy-side firms, which has decreased the revenues we derive from our European clients. Our European clients may continue to reduce their research budgets, which could result in a significant decline in our sell-side revenues.

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
AXA Equitable Holdings IPO
During the second quarter of 2018, AXA completed the sale of a minority stake in EQH through an initial public offering ("IPO"). Since then, AXA has completed additional offerings, most recently during the second quarter of 2019. As a result, AXA owned 40.1% of the outstanding common stock of EQH as of June 30, 2019. As part of the latest offering, the underwriters exercised their over-allotment option resulting in AXA owning 38.9% of EQH as of July 8, 2019. AXA has announced its intention to sell its entire remaining interest in EQH over time, subject to market conditions and other factors. AXA is under no obligation to do so and retains the sole discretion to determine the timing of any future sales of shares of EQH common stock.
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

During the transition period, which began in 2018 and is expected to continue through 2024, we currently estimate that we will incur transition costs of approximately $155 million to $165 million. These costs include employee relocation, severance, recruitment, and overlapping compensation and occupancy costs. Over this same period, we expect to realize total expense savings of approximately $190 million to $200 million, an amount greater than the total transition costs. However, we will incur some transition costs before we begin to realize expense savings. We incurred approximately $10 million of transition costs in 2018 and approximately $16 million in the six months ended June 30, 2019. This compares to estimated expense savings of approximately $7 million for the first six months of 2019. We currently anticipate that the largest reduction in net income per unit ("EPU") during the transition period will be approximately $0.08 in 2019. We expect to achieve a slight accretion in EPU in 2021 and then achieve EPU accretion in each year thereafter. Beginning in 2025, once the transition period has been completed, we estimate ongoing annual expense savings of approximately $70 to $75 million, which will result from a combination of occupancy and compensation-related savings. Our estimates for both the transition costs and the corresponding expense savings are based upon our current

Index

assumptions of employee relocation costs, severance and overlapping compensation and occupancy costs. In addition, our estimates for both the timing of when we incur transition costs and realize the related expense savings are based on our current relocation implementation plan and the timing for execution of each phase. The actual total charges we eventually record, the related expense savings we realize and timing of EPU impact are expected to differ from our current estimates as we implement each phase of our headquarters relocation.

During October 2018, we signed a lease, which commences in mid-2020, relating to 205,000 square feet of space at our new Nashville headquarters. Our estimated total base rent obligation (excluding taxes, operating expenses and utilities) over the 15 year initial lease term is $126 million.

Although we have presented our transition costs and annual expense savings with numerical specificity, and we believe these targets to be reasonable as of the date of this report, the uncertainties surrounding the assumptions we discuss above create a significant risk that these targets may not be achieved.  Accordingly, the expenses we actually incur and the savings we actually realize may differ from our targets, particularly if actual events adversely differ from one or more of our key assumptions.  The transition costs and expense savings, together with their underlying assumptions, are Forward-Looking Statements and can be affected by any of the factors discussed in “Risk Factors” and “Cautions Regarding Forward-Looking Statements” in this 10-Q and our 2018 10-K.  We strongly caution investors not to place undue reliance on any of these assumptions or our cost and expense targets.  Except as may be required by applicable securities laws, we are not under any obligation, and we expressly disclaim any obligation, to update or alter any assumptions, estimates, financial goals, targets, projections or other related statements that we may make.

Adjusted Operating Margin Target

We previously adopted a goal of increasing our adjusted operating margin to a target of 30% by 2020 (the “2020 Margin Target”), subject to the assumptions, factors and contingencies described as part of the initial disclosure of this target. Our adjusted operating margin, which was 29.1% during 2018, declined to 24.7% during the first six months of 2019.

Our AUM and, therefore, our investment advisory revenues, including performance-based fee revenues, are heavily dependent upon the level and volatility of the financial markets. Based upon our current revenue and expense projections, we do not believe that achieving the 2020 Margin Target is likely. However, we are taking additional actions to better align our expenses with our lower expected revenues. We remain committed to achieving an adjusted operating margin of 30% in years subsequent to 2020 and will take continued actions in this regard, subject to prevailing market conditions and the evolution of our business mix.

Index

Assets Under Management

Assets under management by distribution channel are as follows:

	As of June 30,
	2019	2018	$ Change	% Change
	(in billions)

Institutions	$269.1	$254.4	$14.7	5.8%
Retail	214.5	190.3	24.2	12.7
Private Wealth Management	97.2	95.1	2.1	2.2
Total	$580.8	$539.8	$41.0	7.6

Assets under management by investment service are as follows:

	As of June 30,
	2019	2018	$ Change	% Change
	(in billions)
Equity
Actively Managed	$161.8	$147.2	$14.6	9.9%
Passively Managed(1)	57.4	53.8	3.6	6.6
Total Equity	219.2	201.0	18.2	9.0

Fixed Income
Actively Managed
Taxable	240.8	225.9	14.9	6.6
Tax–exempt	44.3	41.6	2.7	6.6
	285.1	267.5	17.6	6.6

Passively Managed(1)	9.5	10.1	(0.6)	(5.9)
Total Fixed Income	294.6	277.6	17.0	6.2

Other(2)
Actively Managed	65.8	60.4	5.4	8.8
Passively Managed(1)	1.2	0.8	0.4	61.3
Total Other	67.0	61.2	5.8	9.4
Total	$580.8	$539.8	$41.0	7.6

(1)Includes index and enhanced index services.
(2)Includes certain multi-asset solutions and services and certain alternative investments.

Index

Changes in assets under management for the three-month, six-month and twelve-month periods ended June 30, 2019 are as follows:

	Distribution Channel
	Institutions	Retail	Private Wealth Management	Total
	(in billions)
Balance as of March 31, 2019	$256.6	$201.9	$96.2	$554.7
Long-term flows:
Sales/new accounts	5.5	18.8	3.0	27.3
Redemptions/terminations	(1.3)	(11.2)	(3.6)	(16.1)
Cash flow/unreinvested dividends	—	(1.7)	—	(1.7)
Net long-term inflows (outflows)	4.2	5.9	(0.6)	9.5
Adjustments(3)	—	—	(0.9)	(0.9)
Market appreciation	8.3	6.7	2.5	17.5
Net change	12.5	12.6	1.0	26.1
Balance as of June 30, 2019	$269.1	$214.5	$97.2	$580.8

Balance as of December 31, 2018	$246.3	$180.8	$89.3	$516.4
Long-term flows:
Sales/new accounts	8.8	35.2	6.3	50.3
Redemptions/terminations	(6.5)	(21.2)	(6.5)	(34.2)
Cash flow/unreinvested dividends	(2.8)	(2.8)	0.1	(5.5)
Net long-term (outflows) inflows	(0.5)	11.2	(0.1)	10.6
Adjustments(3)	—	—	(0.9)	(0.9)
Transfers	0.1	—	(0.1)	—
Market appreciation	23.2	22.5	9.0	54.7
Net change	22.8	33.7	7.9	64.4
Balance as of June 30, 2019	$269.1	$214.5	$97.2	$580.8

Balance as of June 30, 2018	$254.4	$190.3	$95.1	$539.8
Long-term flows:
Sales/new accounts	16.2	62.9	11.8	90.9
Redemptions/terminations	(12.2)	(43.0)	(12.2)	(67.4)
Cash flow/unreinvested dividends	(3.7)	(6.8)	(0.4)	(10.9)
Net long-term inflows (outflows)	0.3	13.1	(0.8)	12.6
Adjustments(3)	—	—	(0.9)	(0.9)
Transfers	0.2	0.2	(0.4)	—
Market appreciation	14.2	10.9	4.2	29.3
Net change	14.7	24.2	2.1	41.0
Balance as of June 30, 2019	$269.1	$214.5	$97.2	$580.8

Index

	Investment Service
	Equity Actively Managed	Equity Passively Managed(1)	Fixed Income Actively Managed - Taxable	Fixed Income Actively Managed - Tax- Exempt	Fixed Income Passively Managed(1)	Other(2)	Total
	(in billions)
Balance as of March 31, 2019	$155.1	$55.8	$227.2	$43.8	$9.3	$63.5	$554.7
Long-term flows:
Sales/new accounts	8.8	—	13.1	2.6	—	2.8	27.3
Redemptions/terminations	(6.7)	—	(6.5)	(2.4)	(0.1)	(0.4)	(16.1)
Cash flow/unreinvested dividends	(1.1)	(0.6)	0.3	(0.1)	(0.1)	(0.1)	(1.7)
Net long-term inflows (outflows)	1.0	(0.6)	6.9	0.1	(0.2)	2.3	9.5
Adjustments(3)	—	—	(0.4)	(0.5)	—	—	(0.9)
Market appreciation	5.7	2.2	7.1	0.9	0.4	1.2	17.5
Net change	6.7	1.6	13.6	0.5	0.2	3.5	26.1
Balance as of June 30, 2019	$161.8	$57.4	$240.8	$44.3	$9.5	$67.0	$580.8

Balance as of December 31, 2018	$136.2	$50.2	$219.7	$41.7	$9.4	$59.2	$516.4
Long-term flows:
Sales/new accounts	16.7	(0.1)	24.6	5.2	0.1	3.8	50.3
Redemptions/terminations	(12.9)	—	(15.7)	(4.0)	(0.2)	(1.4)	(34.2)
Cash flow/unreinvested dividends	(1.8)	(1.3)	(2.8)	(0.2)	(0.4)	1.0	(5.5)
Net long-term inflows (outflows)	2.0	(1.4)	6.1	1.0	(0.5)	3.4	10.6
Adjustments(3)	—	—	(0.4)	(0.5)	—	—	(0.9)
Market appreciation	23.6	8.6	15.4	2.1	0.6	4.4	54.7
Net change	25.6	7.2	21.1	2.6	0.1	7.8	64.4
Balance as of June 30, 2019	$161.8	$57.4	$240.8	$44.3	$9.5	$67.0	$580.8

Balance as of June 30, 2018	$147.2	$53.8	$225.9	$41.6	$10.1	$61.2	$539.8
Long-term flows:
Sales/new accounts	33.9	2.9	38.5	8.8	0.1	6.7	90.9
Redemptions/terminations	(23.4)	(0.3)	(32.5)	(7.6)	(0.6)	(3.0)	(67.4)
Cash flow/unreinvested dividends	(3.9)	(3.0)	(3.8)	(0.6)	(0.6)	1.0	(10.9)
Net long-term inflows (outflows)	6.6	(0.4)	2.2	0.6	(1.1)	4.7	12.6
Adjustments(3)	—	—	(0.4)	(0.5)	—	—	(0.9)
Market appreciation	8.0	4.0	13.1	2.6	0.5	1.1	29.3
Net change	14.6	3.6	14.9	2.7	(0.6)	5.8	41.0
Balance as of June 30, 2019	$161.8	$57.4	$240.8	$44.3	$9.5	$67.0	$580.8

Index

(1)Includes index and enhanced index services.
(2)Includes certain multi-asset solutions and services and certain alternative investments.
(3)Approximately $900 million of non-investment management fee earning taxable and tax-exempt money market assets were removed from assets under management during the second quarter of 2019.

Net long-term inflows (outflows) for actively managed investment services as compared to passively managed investment services for the three-month, six-month and twelve-month periods ended June 30, 2019 are as follows:

	Periods Ended June 30, 2019
	Three-months	Six-months	Twelve-months
	(in billions)
Actively Managed
Equity	$1.0	$2.0	$6.6
Fixed Income	7.0	7.1	2.8
Other	2.2	3.2	4.3
	10.2	12.3	13.7
Passively Managed
Equity	(0.6)	(1.4)	(0.4)
Fixed Income	(0.2)	(0.5)	(1.1)
Other	0.1	0.2	0.4
	(0.7)	(1.7)	(1.1)
Total net long-term inflows	$9.5	$10.6	$12.6

Average assets under management by distribution channel and investment service are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
	(in billions)				(in billions)
Distribution Channel:
Institutions	$262.1	$256.7	$5.4	2.1%	$257.2	$262.7	$(5.5)	(2.1)%
Retail	207.3	191.0	16.3	8.6	200.1	192.7	7.4	3.9
Private Wealth Management	96.5	94.5	2.0	2.1	94.9	94.2	0.7	0.7
Total	$565.9	$542.2	$23.7	4.4	$552.2	$549.6	$2.6	0.5
Investment Service:
Equity Actively Managed	$157.4	$145.4	$12.0	8.2%	$152.6	$144.4	$8.2	5.7%
Equity Passively Managed(1)	56.1	52.7	3.4	6.5	54.9	53.7	1.2	2.3
Fixed Income Actively Managed – Taxable	233.5	230.6	2.9	1.3	228.6	236.9	(8.3)	(3.5)
Fixed Income Actively Managed – Tax-exempt	44.1	41.1	3.0	7.3	43.3	40.8	2.5	6.0
Fixed Income Passively Managed(1)	9.4	10.0	(0.6)	(6.0)	9.4	10.0	(0.6)	(5.8)
Other (2)	65.4	62.4	3.0	4.6	63.4	63.8	(0.4)	(0.7)
Total	$565.9	$542.2	$23.7	4.4	$552.2	$549.6	$2.6	0.5

(1)Includes index and enhanced index services.
(2)Includes certain multi-asset solutions and services and certain alternative investments.

Index

Our Institutional channel second quarter average AUM of $262.1 billion increased $5.4 billion, or 2.1%, compared to the second quarter of 2018. Our Institutional AUM increased $14.7 billion, or 5.8%, to $269.1 billion over the last twelve months. The $14.7 billion increase in AUM primarily resulted from market appreciation of $14.2 billion (with $8.3 million of the appreciation occurring in the second quarter of 2019).
Our Retail channel second quarter average AUM of $207.3 billion increased $16.3 billion, or 8.6%, compared to the second quarter of 2018. Our Retail AUM increased $24.2 billion, or 12.7%, to $214.5 billion over the last twelve months. The $24.2 billion increase resulted from net inflows of $13.1 billion and market appreciation of $10.9 billion (with $6.7 billion of the appreciation occurring in the second quarter of 2019).
Our Private Wealth Management channel second quarter average AUM of $96.5 billion increased $2.0 billion, or 2.1%, compared to the second quarter of 2018. Our Private Wealth Management AUM increased $2.1 billion, or 2.2%, to $97.2 billion over the last twelve months. The $2.1 billion increase resulted from market appreciation of $4.2 billion, partially offset by net outflows of $0.8 million.

Index

Absolute investment composite returns, gross of fees, and relative performance as of June 30, 2019 compared to benchmarks for certain representative Institutional equity and fixed income services are as follows:

	1-Year	3-Year	5-Year
Global High Income - Hedged (fixed income)
Absolute return	6.8%	7.1%	4.7%
Relative return (vs. Bloomberg Barclays Global High Yield Index - Hedged)	(2.0)	(0.1)	(0.4)
U.S. High Yield (fixed income)
Absolute return	7.0	7.1	4.6
Relative return (vs. Bloomberg Barclays U.S. Corp. High Yield Index)	(0.4)	(0.4)	(0.1)
Global Plus - Hedged (fixed income)
Absolute return	8.0	3.6	4.2
Relative return (vs. Bloomberg Barclays Global Aggregate Index - Hedged)	0.3	0.6	0.4
Intermediate Municipal Bonds (fixed income)
Absolute return	5.7	2.2	2.8
Relative return (vs. Lipper Short/Int. Blended Muni Fund Avg)	1.4	0.6	0.9
U.S. Strategic Core Plus (fixed income)
Absolute return	7.9	3.2	3.7
Relative return (vs. Bloomberg Barclays U.S. Aggregate Index)	0.1	0.9	0.8
Emerging Market Debt (fixed income)
Absolute return	11.6	5.5	4.4
Relative return (vs. JPM EMBI Global/JPM EMBI)	0.2	0.9	—
Emerging Markets Value
Absolute return	3.0	9.7	1.8
Relative return (vs. MSCI EM Index)	1.8	(1.0)	(0.7)
Global Strategic Value
Absolute return	(6.0)	6.9	3.0
Relative return (vs. MSCI ACWI Index)	(11.7)	(4.7)	(3.2)
U.S. Small & Mid Cap Value
Absolute return	(4.7)	10.1	6.3
Relative return (vs. Russell 2500 Value Index)	(2.8)	1.1	0.8
U.S. Strategic Value
Absolute return	(1.6)	7.0	3.8
Relative return (vs. Russell 1000 Value Index)	10.0	(3.1)	(3.7)
U.S. Small Cap Growth
Absolute return	11.6	25.6	13.3
Relative return (vs. Russell 2000 Growth Index)	12.1	10.9	4.7
U.S. Large Cap Growth
Absolute return	14.6	20.4	16.1
Relative return (vs. Russell 1000 Growth Index)	3.1	2.3	2.7
U.S. Small & Mid Cap Growth
Absolute return	8.1	21.7	12.2
Relative return (vs. Russell 2500 Growth Index)	2.0	5.5	2.2
Concentrated U.S. Growth
Absolute return	23.8	21.9	14.3
Relative return (vs. S&P 500 Index)	13.4	7.7	3.5
Select U.S. Equity
Absolute return	10.0	14.6	11.0
Relative return (vs. S&P 500 Index)	(0.4)	0.4	0.3
Strategic Equities
Absolute return	10.5	13.8	10.7
Relative return (vs. Russell 3000 Index)	1.5	(0.2)	0.6
Global Core Equity
Absolute return	11.1	15.2	8.5
Relative return (vs. MSCI ACWI Index)	5.3	3.6	2.4

Index

Consolidated Results of Operations

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
	(in thousands, except per unit amounts)
Net revenues	$857,799	$844,738	$13,061	1.5%	$1,653,261	$1,712,525	$(59,264)	(3.5)%
Expenses	673,579	655,274	18,305	2.8	1,300,890	1,300,390	500	—
Operating income	184,220	189,464	(5,244)	(2.8)	352,371	412,135	(59,764)	(14.5)
Income taxes	10,211	7,538	2,673	35.5	19,132	23,363	(4,231)	(18.1)
Net income	174,009	181,926	(7,917)	(4.4)	333,239	388,772	(55,533)	(14.3)
Net income of consolidated entities attributable to non-controlling interests	7,757	261	7,496	n/m	17,873	22,911	(5,038)	(22.0)
Net income attributable to AB Unitholders	$166,252	$181,665	$(15,413)	(8.5)	$315,366	$365,861	$(50,495)	(13.8)

Diluted net income per AB Unit	$0.61	$0.66	$(0.05)	(7.6)	$1.17	$1.34	$(0.17)	(12.7)

Distributions per AB Unit	$0.63	$0.69	$(0.06)	(8.7)	$1.19	$1.49	$(0.30)	(20.1)

Operating margin (1)	20.6%	22.4%			20.2%	22.7%

(1)Operating income excluding net income (loss) attributable to non-controlling interests as a percentage of net revenues.

Index

Net income attributable to AB Unitholders for the three months ended June 30, 2019 decreased $15.4 million, or 8.5%, from the three months ended June 30, 2018. The decrease primarily is due to (in millions):

Lower performance-based fees	$(24.0)
Higher general and administrative expenses	(11.3)
Higher net income of consolidated entities attributable to non-controlling interest	(7.5)
Higher employee compensation and benefits expense	(5.5)
Higher promotion and servicing expense	(5.4)
Higher income tax expense	(2.7)
Higher base advisory fees	22.3
Higher investment gains	10.7
Lower real estate charges	6.4
Other	1.6
$(15.4)

Net income attributable to AB Unitholders for the six months ended June 30, 2019 decreased $50.5 million, or 13.8%, from the six months ended June 30, 2018. The decrease primarily is due to (in millions):

Lower performance-based fees	$(25.9)
Lower Bernstein Research Services revenue	(24.4)
Higher general and administrative expenses	(8.0)
Lower dividend and interest income, net of interest expense	(6.2)
Lower distribution revenues	(4.3)
Higher base advisory fees	6.6
Lower promotion and servicing expense	6.3
Lower real estate charges	6.1
Other	(0.7)
$(50.5)

Units Outstanding

Each quarter, we consider whether to implement a plan to repurchase AB Holding Units pursuant to Rules 10b5-1 and 10b-18 under the Exchange Act. A plan of this type allows a company to repurchase its shares at times when it otherwise might be prevented from doing so because of self-imposed trading blackout periods or because it possesses material non-public information. Each broker we select has the authority under the terms and limitations specified in the plan to repurchase AB Holding Units on our behalf in accordance with the terms of the plan. Repurchases are subject to regulations promulgated by the SEC as well as certain price, market volume and timing constraints specified in the plan. There was no plan adopted during either the first or second quarter 2019. We may adopt additional plans in the future to engage in open-market purchases of AB Holding Units to help fund anticipated obligations under our incentive compensation award program and for other corporate purposes.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands, except per unit amounts)
Net revenues, US GAAP basis	$857,799	$844,738	$1,653,261	$1,712,525
Adjustments:
Impact of adoption of revenue recognition standard ASC 606	—	—	—	77,844
Distribution-related payments	(116,254)	(106,301)	(222,247)	(216,455)
Amortization of deferred sales commissions	(3,241)	(6,113)	(6,743)	(12,711)
Pass-through fees and expenses	(13,516)	(10,487)	(25,997)	(21,096)
Impact of consolidated company-sponsored funds	(8,697)	(1,494)	(19,657)	(37,530)
Long-term incentive compensation-related investment gains and dividend and interest	(1,525)	(698)	(6,168)	(582)
Other	—	47	—	47
Adjusted net revenues	$714,566	$719,692	$1,372,449	$1,502,042

Index

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Operating income, US GAAP basis	$184,220	$189,464	$352,371	$412,135
Adjustments:
Impact of adoption of revenue recognition standard ASC 606	—	—	—	35,156
Real estate charges	—	6,909	—	6,645
Acquisition-related expenses	2,718	—	2,718	—
Long-term incentive compensation-related items	277	585	635	1,002
CEO's EQH award compensation	227	—	691	—
Other	—	47	—	47
Sub-total of non-GAAP adjustments	3,222	7,541	4,044	42,850
Less: Net income of consolidated entities attributable to non-controlling interests	7,757	261	17,873	22,911
Adjusted operating income	179,685	196,744	338,542	432,074
Adjusted income taxes	9,954	7,830	18,383	24,498
Adjusted net income	169,731	188,914	320,159	407,576

Diluted net income per AB Unit, GAAP basis	$0.61	$0.66	$1.17	$1.34
Impact of non-GAAP adjustments	0.02	0.03	0.01	0.15
Adjusted diluted net income per AB Unit	$0.63	$0.69	$1.18	$1.49

Adjusted operating margin	25.1%	27.3%	24.7%	28.8%

Adjusted operating income for the three months ended June 30, 2019 decreased $17.1 million, or 8.7%, from the three months ended June 30, 2018, primarily due to lower performance-based fees of $24.0 million, higher general and administrative expenses of $6.8 million, higher employee compensation and benefits expense (excluding the impact of long-term incentive compensation-related items) of $4.1 million and higher net distribution expenses of $3.9 million, offset by higher investment advisory base fees of $19.1 million.

Adjusted operating income for the six months ended June 30, 2019 decreased $93.5 million, or 21.6%, from the six months ended June 30, 2018, primarily due to lower performance-based fees of $104.4 million, lower Bernstein Research Services revenue of $24.4 million and higher general and administrative expenses of $12.4 million, offset by lower employee compensation expense (excluding the impact of long-term incentive compensation-related items) of $48.2 million (see discussion below).

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

Adjusted Net Revenues

Adjusted net revenues offset distribution-related payments to third parties as well as amortization of deferred sales commissions against distribution revenues. We believe offsetting net revenues by distribution-related payments is useful for our investors and other users of our financial statements because such presentation appropriately reflects the nature of these costs as pass-through payments to third parties that perform functions on behalf of our sponsored mutual funds and/or shareholders of these funds. We offset amortization of deferred sales commissions against net revenues because such costs, over time, essentially offset our distribution revenues. We also exclude additional pass-through expenses we incur (primarily through our transfer agency) that are reimbursed and recorded as fees in revenues. These fees do not affect operating income, but they do affect our operating margin. As such, we exclude these fees from adjusted net revenues.

We adjust for the revenue impact of consolidating company-sponsored investment funds by eliminating the consolidated company-sponsored investment funds' revenues and including AB's fees from such consolidated company-sponsored investment funds and

Index

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

Adjusted Operating Income

Adjusted operating income represents operating income on a US GAAP basis excluding (1) real estate charges (credits), (2) acquisition-related expenses, (3) the impact on net revenues and compensation expense of the investment gains and losses (as well as the dividends and interest) associated with employee long-term incentive compensation-related investments, (4) our CEO's EQH award compensation, as discussed below, and (5) the impact of consolidated company-sponsored investment funds; provided, however, that adjusted operating income includes the revenues and expenses associated with the implementation of ASC 606 during the first quarter of 2018 discussed above.

Real estate charges (credits) incurred outside of our headquarters relocation strategy have been excluded because they are not considered part of our core operating results when comparing financial results from period to period and to industry peers.

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

The board of directors of EQH granted to Seth P. Bernstein (“CEO”) equity awards in connection with EQH's IPO and Mr. Bernstein's membership on the EQH Management Committee. Mr. Bernstein may receive additional equity or cash compensation from EQH in the future related to his service on the Management Committee. Any awards granted to Mr. Bernstein by EQH are recorded as compensation expense in AB’s condensed consolidated statement of income. The compensation expense associated with these awards has been excluded from our non-GAAP measures because they are non-cash and are based upon EQH's, and not AB's, financial performance.
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

Index

Net Revenues

The components of net revenues are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
	(in thousands)				(in thousands)
Investment advisory and services fees:
Institutions:
Base fees	$110,767	$112,263	$(1,496)	(1.3)%	$220,847	$227,871	$(7,024)	(3.1)%
Performance-based fees	2,351	3,575	(1,224)	(34.2)	3,549	4,763	(1,214)	(25.5)
	113,118	115,838	(2,720)	(2.3)	224,396	232,634	(8,238)	(3.5)
Retail:
Base fees	260,923	247,370	13,553	5.5	502,908	497,976	4,932	1.0
Performance-based fees	4,404	13,524	(9,120)	(67.4)	4,558	15,035	(10,477)	(69.7)
	265,327	260,894	4,433	1.7	507,466	513,011	(5,545)	(1.1)
Private Wealth Management:
Base fees	213,387	203,177	10,210	5.0	413,552	404,819	8,733	2.2
Performance-based fees	4,532	18,199	(13,667)	(75.1)	7,544	21,760	(14,216)	(65.3)
	217,919	221,376	(3,457)	(1.6)	421,096	426,579	(5,483)	(1.3)
Total:
Base fees	585,077	562,810	22,267	4.0	1,137,307	1,130,666	6,641	0.6
Performance-based fees	11,287	35,298	(24,011)	(68.0)	15,651	41,558	(25,907)	(62.3)
	596,364	598,108	(1,744)	(0.3)	1,152,958	1,172,224	(19,266)	(1.6)

Bernstein Research Services	105,991	106,211	(220)	(0.2)	196,226	220,611	(24,385)	(11.1)
Distribution revenues	108,347	105,118	3,229	3.1	208,856	213,122	(4,266)	(2.0)
Dividend and interest income	27,654	21,194	6,460	30.5	55,000	49,409	5,591	11.3
Investment gains (losses)	10,949	213	10,736	n/m	26,684	26,295	389	1.5
Other revenues	24,796	26,026	(1,230)	(4.7)	47,002	52,536	(5,534)	(10.5)
Total revenues	874,101	856,870	17,231	2.0	1,686,726	1,734,197	(47,471)	(2.7)
Less: Interest expense	16,302	12,132	4,170	34.4	33,465	21,672	11,793	54.4
Net revenues	$857,799	$844,738	$13,061	1.5	$1,653,261	$1,712,525	$(59,264)	(3.5)

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

Index

Accordingly, fee income generally increases or decreases as AUM increases or decreases and is affected by market appreciation or depreciation, the addition of new client accounts or client contributions of additional assets to existing accounts, withdrawals of assets from and termination of client accounts, purchases and redemptions of mutual fund shares, shifts of assets between accounts or products with different fee structures, and acquisitions. Our average basis points realized (investment advisory and services fees divided by average AUM) generally approximate 30 to 110 basis points for actively-managed equity services, 10 to 75 basis points for actively-managed fixed income services and 2 to 20 basis points for passively-managed services. Average basis points realized for other services could range from 5 basis points for certain Institutional asset allocation services to over 100 basis points for certain Retail and Private Wealth Management alternative services. These ranges include all-inclusive fee arrangements (covering investment management, trade execution and other services) for our Private Wealth Management clients.

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

We sometimes charge our clients performance-based fees. In these situations, we charge a base advisory fee and are eligible to earn an additional performance-based fee or incentive allocation that is calculated as either a percentage of absolute investment results or a percentage of investment results in excess of a stated benchmark over a specified period of time. Some performance-based fees include a high-watermark provision, which generally provides that if a client account underperforms relative to its performance target (whether absolute or relative to a specified benchmark), it must gain back such underperformance before we can collect future performance-based fees. Therefore, if we fail to achieve our performance target for a particular period, we will not earn a performance-based fee for that period and, for accounts with a high-watermark provision, our ability to earn future performance-based fees will be impaired. We are eligible to earn performance-based fees on 7.8%, 9.4% and 0.8% of the assets we manage for institutional clients, private wealth clients and retail clients, respectively (in total, 5.5% of our AUM).

For the three months ended June 30, 2019, our investment advisory and services fees decreased by $1.7 million, or 0.3%, from the three months ended June 30, 2018, primarily due to a $24.0 million decrease in performance-based fees, offset by a $22.3 million, or 4.0%, increase in base fees, which primarily resulted from a 4.4% increase in average AUM. For the six months ended June 30, 2019, our investment advisory and services fees decreased by $19.3 million, or 1.6%, from the six months ended June 30, 2018, primarily due to a $25.9 million decrease in performance-based fees, offset by a $6.6 million, or 0.6%, increase in base fees, which primarily resulted from a 0.5% increase in average AUM.

Institutional investment advisory and services fees for the three months ended June 30, 2019 decreased by $2.7 million, or 2.3%, from the three months ended June 30, 2018, due to a $1.5 million, or 1.3%, decrease in base fees and a $1.2 million decrease in performance-based fees. Institutional investment advisory and services fees for the six months ended June 30, 2019 decreased by $8.2 million, or 3.5%, from the six months ended June 30, 2018, primarily due to a $7.0 million, or 3.1%, decrease in base fees, which primarily resulted from a 2.1% decrease in average AUM. Additionally, performance-based fees decreased $1.2 million.

Retail investment advisory and services fees for the three months ended June 30, 2019 increased by $4.4 million, or 1.7%, from the three months ended June 30, 2018, due to a increase in base fees of $13.5 million, or 5.5%, primarily resulting from a 8.6% increase in average AUM. The increase was partially offset by a decrease in performance-based fees of $9.1 million. Retail investment advisory and services fees for the six months ended June 30, 2019 decreased by $5.5 million, or 1.1%, from the six months ended June 30, 2018, due to a decrease in performance-based fees of $10.4 million. The decrease was partially offset by an increase in base fees of $4.9 million, or 1.0%, primarily resulting from a 3.9% increase in average AUM.

Private Wealth Management investment advisory and services fees for the three months ended June 30, 2019 decreased by $3.5 million, or 1.6%, from the three months ended June 30, 2018, due to a decrease in performance-based fees of $13.7 million. The decrease was partially offset by an increase in base fees of $10.2 million, or 5.0%, primarily resulting from a 2.1% increase in average AUM. Private Wealth Management investment advisory and services fees for the six months ended June 30, 2019 decreased by $5.5 million, or 1.3%, from the six months ended June 30, 2018, due to a decrease in performance-based fees of $14.2 million.

Index

The decrease was partially offset by an increase in base fees of $8.7 million, or 2.2%, primarily resulting from a 0.7% increase in average AUM.

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
Revenues from Bernstein Research Services for the three months ended June 30, 2019 decreased $0.2 million, or 0.2%, compared to the corresponding period in 2018, as a decline in trading commissions following a period of heightened volatility and client activity last year was offset by higher research revenues and the inclusion of revenues from our recent acquisition of Autonomous (which closed on April 1, 2019). For the six months ended June 30, 2019, Bernstein Research Services revenue decreased $24.4 million, or 11.1%, compared to the corresponding period in 2018 due to a decline in trading commissions following a period of heightened volatility and client activity last year, partially offset by the inclusion of results from our recent acquisition of Autonomous.

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
Distribution revenues for the three months ended June 30, 2019 increased $3.2 million, or 3.1%, compared to the corresponding period in 2018, primarily due to the corresponding average AUM of these mutual funds increasing 5.1%, offset by the impact of a shift in product mix from mutual funds which have higher distribution rates to mutual funds with lower distribution rates. For the six months ended June 30, 2019 distribution revenues decreased $4.3 million, or 2.0% compared to the corresponding period in 2018, primarily due to a shift in product mix from mutual funds which have higher distribution rates to mutual funds with lower distribution rates.

Dividend and Interest Income and Interest Expense

Dividend and interest income consists primarily of investment income and interest earned on customer margin balances and U.S. Treasury Bills as well as dividend and interest income in our consolidated company-sponsored investment funds. Interest expense principally reflects interest accrued on cash balances in customers’ brokerage accounts. Dividend and interest income, net of interest expense, for the three months ended June 30, 2019 increased $2.3 million, or 25.3%, compared to the corresponding period in 2018, primarily due to higher dividend and interest income from our consolidated company-sponsored investment funds and higher broker dealer dividends and interest. For the six months ended June 30, 2019, dividend and interest income, net of interest expense, decreased $6.2 million, or 22.4%, compared to the corresponding period in 2018, primarily due to lower dividend and interest income in our consolidated company-sponsored investment funds, offset by higher broker dealer dividends and interest.

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

Index

Investment gains (losses) are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Long-term incentive compensation-related investments
Realized gains (losses)	$834	$290	$1,630	$2,172
Unrealized gains (losses)	554	253	4,255	(1,839)

Investments held by consolidated company-sponsored funds
Realized gains (losses)	2,039	1,150	1,935	2,833
Unrealized gains (losses)	10,243	(2,930)	32,173	20,463

Seed capital investments
Realized gains (losses)
Seed capital and other	806	(4,902)	3,436	(4,494)
Derivatives	(4,322)	90	(18,116)	(703)
Unrealized gains (losses)
Seed capital and other	5,345	6,755	12,387	5,373
Derivatives	(4,761)	(498)	(10,714)	2,679

Brokerage-related investments
Realized gains (losses)	(459)	(183)	(1,106)	279
Unrealized gains (losses)	670	188	804	(468)
	$10,949	$213	$26,684	$26,295

Other Revenues

Other revenues consist of fees earned for transfer agency services provided to company-sponsored mutual funds, fees earned for administration and recordkeeping services provided to company-sponsored mutual funds and the general accounts of AXA, EQH and their respective subsidiaries, and other miscellaneous revenues. Other revenues for the three months ended June 30, 2019 decreased $1.2 million, or 4.7%, compared to the corresponding period in 2018, primarily due to lower brokerage income. Other revenues for the six months ended June 30, 2019 decreased $5.5 million, or 10.5%, compared to the corresponding period in 2018, primarily due to lower brokerage income and lower shareholder servicing fees.

Index

Expenses

The components of expenses are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
	(in thousands)				(in thousands)
Employee compensation and benefits	$363,702	$358,248	$5,454	1.5%	$703,011	$702,073	$938	0.1%
Promotion and servicing:
Distribution-related payments	116,254	106,301	9,953	9.4	222,247	216,455	5,792	2.7
Amortization of deferred sales commissions	3,241	6,113	(2,872)	(47.0)	6,743	12,711	(5,968)	(47.0)
Trade execution, marketing, T&E and other	57,550	59,259	(1,709)	(2.9)	107,198	113,302	(6,104)	(5.4)
	177,045	171,673	5,372	3.1	336,188	342,468	(6,280)	(1.8)
General and administrative:
General and administrative	120,180	108,836	11,344	10.4	238,028	230,070	7,958	3.5
Real estate charges	548	6,909	(6,361)	(92.1)	548	6,645	(6,097)	(91.8)
	120,728	115,745	4,983	4.3	238,576	236,715	1,861	0.8
Contingent payment arrangements	829	52	777	n/m	883	105	778	n/m
Interest	3,990	2,629	1,361	51.8	7,973	5,241	2,732	52.1
Amortization of intangible assets	7,285	6,927	358	5.2	14,259	13,788	471	3.4
Total	$673,579	$655,274	$18,305	2.8	$1,300,890	$1,300,390	$500	—

Employee Compensation and Benefits

Employee compensation and benefits consist of base compensation (including salaries and severance), annual short-term incentive compensation awards (cash bonuses), annual long-term incentive compensation awards, commissions, fringe benefits and other employment costs (including recruitment, training, temporary help and meals).

Compensation expense as a percentage of net revenues was 42.4% for the three months ended June 30, 2019 and 2018. Compensation expense as a percentage of net revenues was 42.5% and 41.0% for the six months ended June 30, 2019 and 2018, respectively. Compensation expense generally is determined on a discretionary basis and is primarily a function of our firm’s current-year financial performance. The amounts of incentive compensation we award are designed to motivate, reward and retain top talent while aligning our executives' interests with the interests of our Unitholders. Senior management, with the approval of the Compensation and Workplace Practices Committee of the Board of Directors of AllianceBernstein Corporation (“Compensation Committee”), periodically confirms that the appropriate metric to consider in determining the amount of incentive compensation is the ratio of adjusted employee compensation and benefits expense to adjusted net revenues. Adjusted net revenues used in the adjusted compensation ratio are the same as the adjusted net revenues presented as a non-GAAP measure (discussed earlier in this MD&A). Adjusted employee compensation and benefits expense is total employee compensation and benefits expense minus other employment costs such as recruitment, training, temporary help and meals (which were 1.1% and 1.2%, respectively, of adjusted net revenues for the three and six months ended June 30, 2019 and 1.1% and 1.0%, respectively, of adjusted net revenues for the three and six months ended June 30, 2018), and excludes the impact of mark-to-market vesting expense, as well as dividends and interest expense, associated with employee long-term incentive compensation-related investments and the amortization expense associated with the CEO's EQH awards. Senior management, with the approval of the Compensation Committee, has established

Index

as an objective that adjusted employee compensation and benefits expense generally should not exceed 50% of our adjusted net revenues, except in unexpected or unusual circumstances. Our ratio of adjusted compensation expense as a percentage of adjusted net revenues was 49.5% for the three and six months ended June 30, 2019 and 48.5% for the three and six months ended June 30, 2018.

For the three months ended June 30, 2019, employee compensation and benefits expense increased $5.5 million, or 1.5%, compared to the three months ended June 30, 2018, primarily due to higher base compensation of $12.0 million and higher fringes of $6.3 million, offset by lower incentive compensation of $11.5 million and lower commissions of $1.4 million. For the six months ended June 30, 2019, employee compensation and benefits expense increased $0.9 million, or 0.1%, compared to the six months ended June 30, 2018, primarily due to higher base compensation of $18.2 million and higher fringes of $9.0 million, offset by lower incentive compensation of $26.0 million.

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

Promotion and servicing expenses increased $5.4 million, or 3.1%, during the three months ended June 30, 2019 compared to the three months ended June 30, 2018. The increase primarily was due to higher distribution-related payments of $10.0 million, offset by lower deferred sales commissions of $2.9 million and lower marketing and communication expenses of $1.4 million. Promotion and servicing expenses decreased $6.3 million, or 1.8%, during the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The decrease primarily was due to lower amortization of deferred sales commissions of $6.0 million, lower trade execution and clearing costs of $4.8 million and lower transfer fees of $1.3 million, offset by higher distribution-related payments of $5.8 million.

General and Administrative

General and administrative expenses include portfolio services expenses, technology expenses, professional fees and office-related expenses (occupancy, communications and similar expenses). General and administrative expenses as a percentage of net revenues were 14.1% and 13.7% for the three months ended June 30, 2019 and 2018, respectively. General and administrative expenses increased $5.0 million, or 4.3%, during the three months ended June 30, 2019 compared to the corresponding period in 2018, primarily due to higher technology fees of $3.8 million, higher professional fees of $2.2 million, higher occupancy costs of $1.8 million, higher portfolio service fees of $1.6 million and lower exchange rate gains of $0.8 million, offset by lower real estate charges of $6.4 million. General and administrative expenses as a percentage of net revenues were 14.4% and 13.8% for the six months ended June 30, 2019 and 2018, respectively. General and administrative expenses increased $1.9 million, or 0.8%, during the first six months of 2019 compared to the same period in 2018, primarily due to higher professional fees of $8.9 million, offset by lower real estate charges of $6.1 million.

Contingent Payment Arrangements

Contingent payment arrangements reflect changes in estimates of contingent payment liabilities associated with acquisitions in previous periods, as well as accretion expense of these liabilities. There were no changes in the estimates during the first six months of 2019 or 2018.

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

Income tax expense for the three months ended June 30, 2019 increased $2.7 million, or 35.5%, compared to the three months ended June 30, 2018. The increase is due to a higher effective tax rate in the current quarter of 5.5% compared to 4.0% in the second quarter of 2018, driven by a less favorable mix of earnings across the AB tax filing groups, as a result of higher taxed foreign earnings versus lower taxed domestic earnings. Income tax expense for the six months ended June 30, 2019 decreased $4.2 million, or 18.1%, compared to the six months ended June 30, 2018. The decrease is driven by a more favorable mix of

Index

earnings, as a result of lower taxed domestic earnings versus higher taxed foreign earnings. There were no material changes to uncertain tax positions (FIN 48 reserves) or valuation allowances against deferred tax assets during the current year.

Net Income (Loss) of Consolidated Entities Attributable to Non-Controlling Interests

Net income (loss) of consolidated entities attributable to non-controlling interests primarily consists of limited partner interests owned by other investors in our consolidated company-sponsored investment funds. During the first six months of 2019, we had $17.9 million of net gains of consolidated entities attributable to non-controlling interests compared to net gains of $22.9 million during the first six months of 2018. Fluctuations period-to-period result primarily from the number of consolidated company-sponsored investment funds and their respective market performance.

CAPITAL RESOURCES AND LIQUIDITY

During the first six months of 2019, net cash provided by operating activities was $547.0 million, compared to $765.5 million during the corresponding 2018 period. The change reflects net activity of our consolidated funds of $380.6 million and a decrease in broker-dealer related payables (net of receivables and segregated U.S. Treasury bills activity) of $336.0 million, offset by lower net purchases of broker-dealer investments of $565.3 million.

During the first six months of 2019, net cash used in investing activities was $6.0 million, compared to $11.5 million during the corresponding 2018 period. The change is due to the acquisition of Autonomous, net of cash acquired, of $5.3 million.

During the first six months of 2019, net cash used by financing activities was $473.1 million, compared to $1.1 billion during the corresponding 2018 period. The change reflects net subscriptions in consolidated company-sponsored investments funds compared to net redemptions in the corresponding 2018 period (impact of $564.9 million) and lower distributions to the General Partner and Unitholders of $123.1 million as a result of lower earnings (distributions on earnings are paid one quarter in arrears), partially offset by the net repayments of commercial paper in 2019 compared to net issuances in 2018 (impact of $105.9 million).

As of June 30, 2019, AB had $710.3 million of cash and cash equivalents (excluding cash and cash equivalents of consolidated company-sponsored investment funds), all of which are available for liquidity, but consist primarily of cash on deposit for our broker-dealers related to various customer clearing activities, and cash held by foreign subsidiaries of $459.0 million.

Debt and Credit Facilities

As of June 30, 2019 and December 31, 2018, AB had $444.1 million and $523.2 million, respectively, in commercial paper outstanding with weighted average interest rates of approximately 2.7% for both periods. Debt included in the statement of financial condition is presented net of issuance costs of $1.7 million and $1.9 million as of June 30, 2019 and December 31, 2018, respectively. The commercial paper is short term in nature, and as such, recorded value is estimated to approximate fair value (and considered a Level 2 security in the fair value hierarchy). Average daily borrowings of commercial paper during the first six months of 2019 and the full year 2018 were $516.7 million and $350.3 million, respectively, with weighted average interest rates of approximately 2.7% and 2.0%, respectively.

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

The Credit Facility contains affirmative, negative and financial covenants, which are customary for facilities of this type, including restrictions on dispositions of assets, restrictions on liens, a minimum interest coverage ratio and a maximum leverage ratio. As of June 30, 2019, we were in compliance with these covenants. The Credit Facility also includes customary events of default (with customary grace periods, as applicable), including provisions under which, upon the occurrence of an event of default, all outstanding loans may be accelerated and/or lender’s commitments may be terminated. Also, under such provisions, upon the occurrence of certain insolvency- or bankruptcy-related events of default, all amounts payable under the Credit Facility would automatically become immediately due and payable, and the lender’s commitments would automatically terminate.

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

As of June 30, 2019 and December 31, 2018, we had no amounts outstanding under the Credit Facility. During the first six months of 2019 and the full year 2018, we did not draw upon the Credit Facility.

AB has a $200.0 million committed, unsecured senior revolving credit facility (the "Revolver") with a leading international bank, which matures on November 16, 2021. The Revolver is available for AB's and SCB LLC's business purposes, including the provision of additional liquidity to meet funding requirements primarily related to SCB LLC's operations. Both AB and SCB LLC can draw directly under the Revolver and management expects to draw on the Revolver from time to time. AB has agreed to guarantee the obligations of SCB LLC under the Revolver. The Revolver contains affirmative, negative and financial covenants which are identical to those of the Credit Facility. As of June 30, 2019, we had no amounts outstanding under the Revolver. As of December 31, 2018, we had $25.0 million outstanding under the Revolver with an interest rate of 3.4%. Average daily borrowing under the Revolver during the first six months of 2019 and full year 2018 were $33.0 million and $19.4 million, respectively, with weighted average interest rates of approximately 3.4% and 2.8%, respectively.

In addition, SCB LLC currently has three uncommitted lines of credit with three financial institutions. Two of these lines of credit permit us to borrow up to an aggregate of approximately $175.0 million, with AB named as an additional borrower, while the other line has no stated limit. As of June 30, 2019 and December 31, 2018, SCB LLC had no bank loans outstanding. Average daily borrowings of bank loans during the first six months of 2019 and full year 2018 were $1.8 million and $2.7 million, respectively, with weighted average interest rates of approximately 1.7% and 1.6%, respectively.

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

During 2010, as general partner of AllianceBernstein U.S. Real Estate L.P. (“Real Estate Fund”), we committed to invest $25.0 million in the Real Estate Fund. As of June 30, 2019, we had funded $22.4 million of this commitment. During 2014, as general partner of AllianceBernstein U.S. Real Estate II L.P. (“Real Estate Fund II”), we committed to invest $28.0 million, as amended in 2015, in Real Estate Fund II. As of June 30, 2019, we had funded $18.8 million of this commitment.

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

•
Our 2020 Margin Target: We previously adopted a goal of increasing our adjusted operating margin to a target of 30% by 2020, subject to the assumptions, factors and contingencies described as part of the initial disclosure of this target. Our adjusted operating margin, which was 29.1% during 2018, declined to 24.7% during the first six months of 2019.

Our AUM and, therefore, our investment advisory revenues, including performance-based fee revenues, are heavily dependent upon the level and volatility of the financial markets. Based upon our current revenue and expense projections, we do not believe that achieving the 2020 Margin Target is likely. However, we are taking additional actions to better align our expenses with our lower expected revenues. We remain committed to achieving an adjusted operating margin of 30% in years subsequent to 2020 and will take continued actions in this regard, subject to prevailing market conditions and the evolution of our business mix.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the second quarter of 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

Part II

OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 12 to the condensed consolidated financial statements contained in Part I, Item 1.

Item 1A.	Risk Factors

There have been no material changes in our risk factors from those disclosed in AB’s Form 10-K for the year ended December 31, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no AB Units sold by AB in the period covered by this report that were not registered under the Securities Act.

AB Units bought by us or one of our affiliates during the second quarter of 2019 are as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of AB Holding Units Purchased	Average Price Paid Per AB Holding Unit, net of Commissions	Total Number of AB Holding Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of AB Holding Units that May Yet Be Purchased Under the Plans or Programs
4/1/19 - 4/30/19	—	$—	—	—
5/1/19 - 5/31/19	—	—	—	—
6/1/19 - 6/30/19(1)	582	27.92	—	—
Total	582	$27.92	—	—

(1) During June 2019, AB purchased 582 AB units in private transactions.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Index

Item 5.	Other Information

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

AXA has informed us that AXA Konzern AG, an AXA insurance subsidiary organized under the laws of Germany, provides accident and health insurance to diplomats based at the Iranian Embassy in Berlin, Germany. The total annual premium of these policies is approximately $109,150 and the annual net profit arising from these policies, which is difficult to calculate with precision, is estimated to be $18,385.

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

Also, AXA has informed us that AXA Sigorta, a subsidiary of AXA organized under the laws of the Republic of Turkey, provides car insurance coverage for vehicle pools and compulsory earthquake coverage of the Iranian General Consulate and the Iranian Embassy in Istanbul, Turkey. Motor liability insurance coverage is compulsory in Turkey and cannot be canceled unilaterally. The total annual premium in respect of these policies is approximately $3,150 and the annual net profit, which is difficult to calculate with precision, is estimated to be $473.

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

Also, AXA has informed us that AXA Egypt, an AXA insurance subsidiary organized under the laws of Egypt, provides the Iranian state-owned Iran Development Bank, two life insurance contracts, covering individuals who have loans with the bank. The total annual premium of these policies is approximately $20,650 and annual net profit arising from these policies, which is difficult to calculate with precision, is estimated to be $2,000.
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
The aggregate annual premium for the above-referenced insurance policies is approximately $536,662, representing approximately 0.0007% of AXA’s 2018 consolidated revenues, which exceed $100 billion. The related net profit, which is difficult to calculate with precision, is estimated to be $81,200, representing approximately 0.002% of AXA’s 2018 aggregate net profit.

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

Date:	July 25, 2019	ALLIANCEBERNSTEIN L.P.

		By:	/s/ John C. Weisenseel
John C. Weisenseel
Chief Financial Officer

		By:	/s/ William R. Siemers
William R. Siemers
Chief Accounting Officer