Form 10-Q
period 2019-09-30
ALLIANCEBERNSTEIN L.P.
filed 2019-10-24
CIK 1109448

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
The number of units of limited partnership interest outstanding as of September 30, 2019 was 268,182,957.

Index

ALLIANCEBERNSTEIN L.P.

Index

Part I
FINANCIAL INFORMATION
Item 1. Financial Statements
ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition
(in thousands, except unit amounts)
(unaudited)

	September 30, 2019	December 31, 2018

ASSETS
Cash and cash equivalents	$705,021	$640,206
Cash and securities segregated, at fair value (cost: $952,164 and $1,164,375)	958,149	1,169,554
Receivables, net:
Brokers and dealers	119,256	197,048
Brokerage clients	1,544,227	1,718,629
AB funds fees	198,161	217,470
Other fees	130,337	127,462
Investments:
Long-term incentive compensation-related	48,776	52,429
Other	274,429	661,915
Assets of consolidated company-sponsored investment funds:
Cash and cash equivalents	17,009	13,118
Investments	536,282	351,696
Other assets	36,400	22,840
Furniture, equipment and leasehold improvements, net	151,812	155,519
Goodwill	3,076,926	3,066,700
Intangible assets, net	65,705	79,424
Deferred sales commissions, net	27,359	17,148
Right-of-use assets	380,587	—
Other assets	284,835	297,940
Total assets	$8,555,271	$8,789,098

LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST AND CAPITAL
Liabilities:
Payables:
Brokers and dealers	$199,752	$290,960
Securities sold not yet purchased	13,690	8,623
Brokerage clients	2,380,661	3,095,458
AB mutual funds	86,696	74,599
Accounts payable and accrued expenses	198,269	412,313
Lease liabilities	491,127	—
Liabilities of consolidated company-sponsored investment funds	38,073	22,610
Accrued compensation and benefits	606,881	273,250
Debt	383,107	546,267
Total liabilities	4,398,256	4,724,080

Index

	September 30, 2019	December 31, 2018
Commitments and contingencies (See Note 12)

Redeemable non-controlling interest	291,524	148,809

Capital:
General Partner	39,997	40,240
Limited partners: 268,182,957 and 268,850,276 units issued and outstanding	4,052,581	4,075,306
Receivables from affiliates	(9,304)	(11,430)
AB Holding Units held for long-term incentive compensation plans	(95,713)	(77,990)
Accumulated other comprehensive loss	(122,070)	(110,866)
Partners’ capital attributable to AB Unitholders	3,865,491	3,915,260
Non-redeemable non-controlling interests in consolidated entities	—	949
Total capital	3,865,491	3,916,209
Total liabilities, redeemable non-controlling interest and capital	$8,555,271	$8,789,098

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(in thousands, except per unit amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Investment advisory and services fees	$616,384	$610,063	$1,769,342	$1,782,287
Bernstein research services	102,014	103,581	298,240	324,192
Distribution revenues	118,635	104,488	327,491	317,610
Dividend and interest income	24,882	21,942	79,882	71,351
Investment gains (losses)	4,433	565	31,117	26,860
Other revenues	24,497	24,012	71,499	76,548
Total revenues	890,845	864,651	2,577,571	2,598,848
Less: Interest expense	12,978	14,475	46,443	36,147
Net revenues	877,867	850,176	2,531,128	2,562,701

Expenses:
Employee compensation and benefits	361,822	357,442	1,064,833	1,059,515
Promotion and servicing:
Distribution-related payments	127,726	106,372	349,973	322,827
Amortization of deferred sales commissions	3,605	4,651	10,348	17,362
Trade execution, marketing, T&E and other	53,814	50,793	161,012	164,095
General and administrative:
General and administrative	117,056	107,526	355,084	337,596
Real estate charges (credits)	153	(155)	701	6,490
Contingent payment arrangements	829	52	1,712	157
Interest on borrowings	2,802	2,711	10,775	7,952
Amortization of intangible assets	7,277	6,965	21,536	20,753
Total expenses	675,084	636,357	1,975,974	1,936,747

Operating income	202,783	213,819	555,154	625,954

Income taxes	10,827	9,419	29,959	32,782

Net income	191,956	204,400	525,195	593,172

Net income of consolidated entities attributable to non-controlling interests	4,145	726	22,018	23,637

Net income attributable to AB Unitholders	$187,811	$203,674	$503,177	$569,535

Net income per AB Unit:
Basic	$0.69	$0.75	$1.86	$2.09
Diluted	$0.69	$0.75	$1.86	$2.09

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Net income	$191,956	$204,400	$525,195	$593,172
Other comprehensive income (loss):
Foreign currency translation adjustment, before reclassification and tax	(12,694)	(4,154)	(12,242)	(14,889)
Less: reclassification adjustment for (losses) included in net income upon liquidation	—	—	—	(100)
Foreign currency translation adjustments, before tax	(12,694)	(4,154)	(12,242)	(14,789)
Income tax benefit	189	—	39	—
Foreign currency translation adjustments, net of tax	(12,505)	(4,154)	(12,203)	(14,789)
Changes in employee benefit related items:
Amortization of prior service cost	6	6	18	17
Recognized actuarial gain	288	285	840	853
Changes in employee benefit related items	294	291	858	870
Income tax benefit (expense)	253	(5)	288	(121)
Employee benefit related items, net of tax	547	286	1,146	749
Other	—	—	—	374
Other comprehensive (loss) income	(11,958)	(3,868)	(11,057)	(13,666)
Less: Comprehensive income in consolidated entities attributable to non-controlling interests	4,295	721	22,165	23,608
Comprehensive income attributable to AB Unitholders	$175,703	$199,811	$491,973	$555,898

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Partners' Capital
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
General Partner’s Capital
Balance, beginning of period	$40,016	$40,886	$40,240	$41,221
Net income	1,877	2,037	5,031	5,695
Cash distributions to General Partner	(1,710)	(1,881)	(5,148)	(6,551)
Long-term incentive compensation plans activity	4	44	189	96
Issuance (retirement) of AB Units, net	(190)	(533)	(315)	(254)
Impact of adoption of revenue recognition standard ASC 606	—	—	—	349
Other	—	—	—	(3)
Balance, end of period	39,997	40,553	39,997	40,553
Limited Partners' Capital
Balance, beginning of period	4,053,360	4,135,950	4,075,306	4,168,841
Net income	185,934	201,637	498,146	563,840
Cash distributions to Unitholders	(169,118)	(184,588)	(509,151)	(646,440)
Long-term incentive compensation plans activity	397	4,490	18,652	9,526
Issuance (retirement) of AB Units, net	(18,836)	(52,780)	(31,216)	(25,289)
Impact of adoption of revenue recognition standard ASC 606	—	—	—	34,601
Other	844	1,173	844	803
Balance, end of period	4,052,581	4,105,882	4,052,581	4,105,882
Receivables from Affiliates
Balance, beginning of period	(9,839)	(11,705)	(11,430)	(11,494)
Capital contributions from General Partner	—	—	—	19
Compensation plan accrual	—	—	—	352
Long-term incentive compensation awards expense	216	—	908	—
Capital contributions from AB Holding	319	75	1,218	(507)
Balance, end of period	(9,304)	(11,630)	(9,304)	(11,630)
AB Holding Units held for Long-term Incentive Compensation Plans
Balance, beginning of period	(100,453)	(88,317)	(77,990)	(42,688)
Purchases of AB Holding Units to fund long-term compensation plans, net	(23,432)	(47,846)	(81,790)	(82,710)
(Issuance) retirement of AB Units, net	19,011	53,289	31,491	25,414
Long-term incentive compensation awards expense	9,214	(1,774)	35,829	13,051
Re-valuation of AB Holding Units held in rabbi trust	(53)	(2,313)	(9,945)	(28)
Other	—	—	6,692	—
Balance, end of period	(95,713)	(86,961)	(95,713)	(86,961)

Index

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	(109,963)	(103,915)	(110,866)	(94,140)
Foreign currency translation adjustment, net of tax	(12,654)	(4,148)	(12,350)	(14,760)
Changes in employee benefit related items, net of tax	547	286	1,146	749
Other	—	—	—	374
Balance, end of period	(122,070)	(107,777)	(122,070)	(107,777)
Total Partners' Capital attributable to AB Unitholders	3,865,491	3,940,067	3,865,491	3,940,067
Non-redeemable Non-controlling Interests in Consolidated Entities
Balance, beginning of period	1,020	1,659	949	1,564
Net income	17	32	91	150
Foreign currency translation adjustment	150	(6)	147	(29)
Purchase of non-controlling interest	(1,187)	—	(1,187)	—
Balance, end of period	—	1,685	—	1,685
Total Capital	$3,865,491	$3,941,752	$3,865,491	$3,941,752
See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

ALLIANCEBERNSTEIN L.P. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2019	2018

Cash flows from operating activities:
Net income	$525,195	$593,172

Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred sales commissions	10,348	17,362
Non-cash long-term incentive compensation expense	36,737	13,051
Depreciation and other amortization	125,729	52,599
Unrealized (gains) on investments	(17,386)	(5,226)
Unrealized (gains) on investments of consolidated company-sponsored investment funds	(29,522)	(23,755)
Other, net	3,652	585
Changes in assets and liabilities:
Decrease (increase) in segregated cash and securities	211,405	(446,556)
Decrease (increase) in receivables	214,522	(190,660)
Decrease (increase) in investments	407,616	(30,130)
(Increase) decrease in investments of consolidated company-sponsored investment funds	(155,064)	966,737
(Increase) in deferred sales commissions	(20,559)	(3,974)
(Increase) in right-of-use assets	(8,336)	—
Decrease (increase) in other assets	20,361	(121,016)
Increase (decrease) in other assets and liabilities of consolidated company-sponsored investment funds, net	1,903	(663,220)
(Decrease) increase in payables	(733,097)	584,282
(Decrease) in lease liabilities	(83,161)	—
(Decrease) in accounts payable and accrued expenses	(39,225)	(24,511)
Increase in accrued compensation and benefits	334,900	395,643
Net cash provided by operating activities	806,018	1,114,383

Cash flows from investing activities:
Purchases of furniture, equipment and leasehold improvements	(24,311)	(26,993)
Acquisition of business, net of cash acquired	5,255	—
Net cash used in investing activities	(19,056)	(26,993)

Index

	Nine Months Ended September 30,
	2019	2018
Cash flows from financing activities:
(Repayment) of commercial paper, net	(227,528)	(97,303)
Proceeds (repayment) of bank loans	55,000	(75,000)
(Decrease) in overdrafts payable	(72,878)	(39,025)
Distributions to General Partner and Unitholders	(514,299)	(652,991)
Subscriptions (redemptions) of investments in consolidated company-sponsored investment funds, net	123,677	(518,601)
Capital contributions from (to) affiliates	470	(1,344)
Additional investments by AB Holding with proceeds from exercise of compensatory options to buy AB Holding Units	9,642	10,802
Purchases of AB Holding Units to fund long-term incentive compensation plan awards, net	(81,790)	(82,710)
Other	(2,460)	(2,980)
Net cash used in financing activities	(710,166)	(1,459,152)

Effect of exchange rate changes on cash and cash equivalents	(8,090)	(9,139)

Net increase (decrease) in cash and cash equivalents	68,706	(380,901)
Cash and cash equivalents as of beginning of the period	653,324	998,448
Cash and cash equivalents as of end of the period	$722,030	$617,547

Non-cash investing activities:
Fair value of assets acquired (excluding cash acquired of $11.8 million)	$28,966	$—
Fair value of liabilities assumed	$16,837	$—

Non-cash financing activities:
Payables recorded under contingent payment arrangements	$17,384	$—
See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2019
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

We provide a broad range of investment services with expertise in:

•	Actively-managed equity strategies, with global and regional portfolios across capitalization ranges, concentration ranges and investment strategies, including value, growth and core equities;

•Actively-managed traditional and unconstrained fixed income strategies, including taxable and tax-exempt strategies;

•Passive management, including index and enhanced index strategies;

•	Alternative investments, including hedge funds, fund of funds, direct lending and private equity; and

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

Index

Organization

During the second quarter of 2018, AXA completed the sale of a minority stake in EQH through an initial public offering ("IPO"). Since then, AXA has completed additional offerings, most recently during the second quarter of 2019. As a result, AXA owned 39.1% of the outstanding common stock of EQH as of September 30, 2019. AXA has announced its intention to sell its entire remaining interest in EQH over time, subject to market conditions and other factors. AXA is under no obligation to do so and retains the sole discretion to determine the timing of any future sales of shares of EQH common stock.

As of September 30, 2019, EQH owned approximately 4.2% of the issued and outstanding units representing assignments of beneficial ownership of limited partnership interests in AllianceBernstein Holding L.P. (“AB Holding Units”). AllianceBernstein Corporation (an indirect wholly-owned subsidiary of EQH, “General Partner”) is the general partner of both AllianceBernstein Holding L.P. (“AB Holding”) and AB. AllianceBernstein Corporation owns 100,000 general partnership units in AB Holding and a 1% general partnership interest in AB.

As of September 30, 2019, the ownership structure of AB, including limited partnership units outstanding as well as the general partner's 1% interest, was as follows:

EQH and its subsidiaries	63.8%
AB Holding	35.4
Unaffiliated holders	0.8
100.0%

Including both the general partnership and limited partnership interests in AB Holding and AB, EQH and its subsidiaries had an approximate 65.3% economic interest in AB as of September 30, 2019.

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

Accounting Pronouncements Not Yet Adopted in 2019

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326). This new guidance relates to the accounting for credit losses on financial instruments. The new guidance introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. It also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. The new guidance is effective for financial statements issued for fiscal years beginning after December 15, 2019, with early adoption permitted. The new guidance is not expected to have a material impact on our financial condition or results of operations.
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

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. The amendment aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements that currently exist in GAAP for capitalizing implementation costs incurred to develop or obtain internal-use software. Implementation costs would either be capitalized or expensed as incurred depending on the project stage. All costs in the preliminary and post-implementation project stages are expensed as incurred, while certain costs within the application development stage are capitalized. The revised guidance is effective for financial statements issued for fiscal years ending after December 15, 2019, with early adoption permitted. The revised guidance will be adopted prospectively and is not expected to have a material impact on our financial condition or results of operations.

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

Index

3. Revenue Recognition

Revenues for the three and nine months ended September 30, 2019 and 2018 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Subject to contracts with customers:
Investment advisory and services fees
Base fees	$608,765	$568,918	$1,746,072	$1,699,584
Performance-based fees	7,619	41,145	23,270	82,703
Bernstein research services	102,014	103,581	298,240	324,192
Distribution revenues
All-in-management fees	77,110	62,807	207,377	193,884
12b-1 fees	20,287	22,136	60,055	66,746
Other	21,238	19,545	60,059	56,980
Other revenues
Shareholder servicing fees	20,020	19,017	57,413	57,533
Other	4,095	4,293	12,609	15,827
	861,148	841,442	2,465,095	2,497,449
Not subject to contracts with customers:
Dividend and interest income, net of interest expense	11,904	7,467	33,439	35,204
Investment gains (losses)	4,433	565	31,117	26,860
Other revenues	382	702	1,477	3,188
	16,719	8,734	66,033	65,252

Total net revenues	$877,867	$850,176	$2,531,128	$2,562,701

4.	Long-term Incentive Compensation Plans

We maintain several unfunded, non-qualified long-term incentive compensation plans, under which we grant annual awards to employees, generally in the fourth quarter, and to members of the Board of Directors of the General Partner, who are not employed by our company or by any of our affiliates (“Eligible Directors”).

We fund our restricted AB Holding Unit awards either by purchasing AB Holding Units on the open market or purchasing newly-issued AB Holding Units from AB Holding, and then keeping these AB Holding Units in a consolidated rabbi trust until delivering them or retiring them. In accordance with the Amended and Restated Agreement of Limited Partnership of AB (“AB Partnership Agreement”), when AB purchases newly-issued AB Holding Units from AB Holding, AB Holding is required to use the proceeds it receives from AB to purchase the equivalent number of newly-issued AB Units, thus increasing its percentage ownership interest in AB. AB Holding Units held in the consolidated rabbi trust are corporate assets in the name of the trust and are available to the general creditors of AB.

During the three and nine months ended September 30, 2019, we purchased 0.9 million and 2.9 million AB Holding Units for $25.1 million and $83.7 million (on a trade date basis), respectively. These amounts reflect open-market purchases of 0.6 million and 2.5 million AB Holding Units for $15.3 million and $70.6 million, respectively, with the remainder relating to purchases of AB Holding Units from employees to allow them to fulfill statutory tax withholding requirements at the time of delivery of long-term incentive compensation awards. During the three and nine months ended September 30, 2018, AB purchased 1.6 million and 2.9 million AB Holding Units for $48.0 million and $83.2 million, respectively (on a trade date basis). These amounts reflect open-market purchases of 1.6 million and 2.8 million AB Holding Units for $48.0 million and $80.9 million, respectively, with the remainder relating to purchases of AB Holding Units from employees to allow them to

Index

fulfill statutory tax withholding requirements at the time of delivery of long-term incentive compensation awards. Purchases of AB Holding Units reflected on the condensed consolidated statements of cash flows are net of AB Holding Unit purchases by employees as part of a distribution reinvestment election.

Each quarter, we consider whether to implement a plan to repurchase AB Holding Units pursuant to Rules 10b5-1 and 10b-18 under the Exchange Act. A plan of this type allows a company to repurchase its shares at times when it otherwise might be prevented from doing so because of self-imposed trading blackout periods or because it possesses material non-public information. Each broker we select has the authority under the terms and limitations specified in the plan to repurchase AB Holding Units on our behalf in accordance with the terms of the plan. Repurchases are subject to regulations promulgated by the SEC as well as certain price, market volume and timing constraints specified in the plan. The plan adopted during the third quarter of 2019 expired at the close of business on October 23, 2019. We may adopt additional plans in the future to engage in open-market purchases of AB Holding Units to help fund anticipated obligations under our incentive compensation award program and for other corporate purposes.

During the first nine months of 2019 and 2018, we granted to employees and Eligible Directors 1.9 million and 2.5 million restricted AB Holding Unit awards, respectively. We used AB Holding Units repurchased during the periods and newly-issued AB Holding Units to fund these awards.

During the first nine months of 2019 and 2018, AB Holding issued 0.4 million and 0.6 million AB Holding Units, respectively, upon exercise of options to buy AB Holding Units. AB Holding used the proceeds of $9.6 million and $10.8 million, respectively, received from award recipients as payment in cash for the exercise price to purchase the equivalent number of newly-issued AB Units.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands, except per unit amounts)
Net income attributable to AB Unitholders	$187,811	$203,674	$503,177	$569,535

Weighted average limited partnership units outstanding – basic	268,567	269,603	268,131	269,783
Dilutive effect of compensatory options to buy AB Holding Units	36	245	52	282
Weighted average limited partnership units outstanding – diluted	268,603	269,848	268,183	270,065
Basic net income per AB Unit	$0.69	$0.75	$1.86	$2.09
Diluted net income per AB Unit	$0.69	$0.75	$1.86	$2.09

For both the three and nine months ended September 30, 2019, we excluded 29,056 options from the diluted net income computation due to their anti-dilutive effect. For the three and nine months ended September 30, 2018 , we excluded 824,245 options and 844,973 options, respectively, from the diluted net income computation due to their anti-dilutive effect.

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

On October 24, 2019, the General Partner declared a distribution of $0.70 per AB Unit, representing a distribution of Available Cash Flow for the three months ended September 30, 2019. The General Partner, as a result of its 1% general partnership interest, is entitled to receive 1% of each distribution. The distribution is payable on November 14, 2019 to holders of record on November 4, 2019.

7.	Cash and Securities Segregated Under Federal Regulations and Other Requirements

As of September 30, 2019 and December 31, 2018, $1.0 billion and $1.2 billion, respectively, of U.S. Treasury Bills were segregated in a special reserve bank custody account for the exclusive benefit of our brokerage customers under Rule 15c3-3 of the Exchange Act.

8.	Investments

Investments consist of:

	September 30, 2019	December 31, 2018
	(in thousands)
U.S. Treasury Bills	$74,342	$392,424
Equity securities:
Long-term incentive compensation-related	35,130	38,883
Seed capital	73,677	105,951
Other	42,518	73,409
Exchange-traded options	5,803	2,568
Investments in limited partnership hedge funds:
Long-term incentive compensation-related	13,646	13,546
Seed capital	46,927	67,153
Time deposits	18,070	8,783
Other	13,092	11,627
Total investments	$323,205	$714,344

Total investments related to long-term incentive compensation obligations of $48.8 million and $52.4 million as of September 30, 2019 and December 31, 2018, respectively, consist of company-sponsored mutual funds and hedge funds. For long-term incentive compensation awards granted before 2009, we typically made investments in company-sponsored mutual funds and hedge funds that were notionally elected by plan participants and maintained them (and continue to maintain them) in a consolidated rabbi trust or separate custodial account. The rabbi trust and custodial account enable us to hold such investments separate from our other assets for the purpose of settling our obligations to participants. The investments held in the rabbi trust and custodial account remain available to the general creditors of AB.

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

We allocate seed capital to our investment teams to help develop new products and services for our clients. A portion of our seed capital investments are equity and fixed income products, primarily in the form of separately-managed account portfolios, U.S. mutual funds, Luxembourg funds, Japanese investment trust management funds or Delaware business trusts. We also may allocate seed capital to investments in private equity funds. In regard to our seed capital investments, the amounts above reflect those funds in which we are not the primary beneficiary of a VIE or hold a controlling financial interest in a VOE. See Note 14, Consolidated Company-Sponsored Investment Funds, for a description of the seed capital investments that we consolidate. As of September 30, 2019 and December 31, 2018, our total seed capital investments were $379.8 million and

Index

$391.6 million, respectively. Seed capital investments in unconsolidated company-sponsored investment funds are valued using published net asset values or non-published net asset values if they are not listed on an active exchange but have net asset values that are comparable to funds with published net asset values and have no redemption restrictions.

In addition, we also have long positions in corporate equities and long exchange-traded options traded through our options desk.

The portion of unrealized gains (losses) related to equity securities, as defined by ASC 321-10, held as of September 30, 2019 and 2018 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Net gains recognized during the period	$2,382	$5,485	$23,962	$6,817
Less: net gains recognized during the period on equity securities sold during the period	1,716	3,424	6,257	1,645
Unrealized gains recognized during the period on equity securities held	$666	$2,061	$17,705	$5,172

9.	Derivative Instruments

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

The notional value and fair value as of September 30, 2019 and December 31, 2018 for derivative instruments (excluding derivative instruments relating to our options desk trading activities discussed below) not designated as hedging instruments were as follows:

		Fair Value
	Notional Value	Asset Derivatives	Liability Derivatives
	(in thousands)
September 30, 2019:
Exchange-traded futures	$184,418	$1,282	$240
Currency forwards	64,489	8,388	7,716
Interest rate swaps	93,192	2,395	3,046
Credit default swaps	232,116	2,056	5,567
Total return swaps	89,023	589	89
Total derivatives	$663,238	$14,710	$16,658

December 31, 2018:
Exchange-traded futures	$218,657	$1,594	$2,534
Currency forwards	87,019	7,647	7,582
Interest rate swaps	112,658	1,649	1,959
Credit default swaps	94,657	2,888	2,685
Total return swaps	99,038	3,301	62
Total derivatives	$612,029	$17,079	$14,822

Index

As of September 30, 2019 and December 31, 2018, the derivative assets and liabilities are included in both receivables and payables to brokers and dealers on our condensed consolidated statements of financial condition.

The gains and losses for derivative instruments (excluding our options desk trading activities discussed below) for the three and nine months ended September 30, 2019 and 2018 recognized in investment gains (losses) in the condensed consolidated statements of income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Exchange-traded futures	$(1,352)	$157	$(9,903)	$1,699
Currency forwards	1,453	673	1,338	947
Interest rate swaps	(81)	157	(726)	424
Credit default swaps	(449)	(1,117)	(4,254)	(1,212)
Total return swaps	314	(5,625)	(15,452)	(5,665)
Net (losses) gains on derivative instruments	$(115)	$(5,755)	$(28,997)	$(3,807)

We may be exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments. We minimize our counterparty exposure through a credit review and approval process. In addition, we have executed various collateral arrangements with counterparties to the over-the-counter derivative transactions that require both pledging and accepting collateral in the form of cash. As of September 30, 2019 and December 31, 2018, we held $0.3 million and $4.8 million, respectively, of cash collateral payable to trade counterparties. This obligation to return cash is reported in payables to brokers and dealers in our condensed consolidated statements of financial condition.

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

Certain of our standardized contracts for over-the-counter derivative transactions (“ISDA Master Agreements”) contain credit risk related contingent provisions pertaining to each counterparty’s credit rating. In some ISDA Master Agreements, if the counterparty’s credit rating, or in some agreements, our assets under management (“AUM”), falls below a specified threshold, either a default or a termination event permitting the counterparty to terminate the ISDA Master Agreement would be triggered. In all agreements that provide for collateralization, various levels of collateralization of net liability positions are applicable, depending on the credit rating of the counterparty. As of September 30, 2019 and December 31, 2018, we delivered $1.9 million and $4.5 million, respectively, of cash collateral into brokerage accounts. We report this cash collateral in cash and cash equivalents in our condensed consolidated statements of financial condition.

As of September 30, 2019 and December 31, 2018, we held $5.8 million and $2.6 million, respectively, of long exchange-traded equity options, which are included in other investments on our condensed consolidated statements of financial condition. In addition, as of September 30, 2019 and December 31, 2018, we held $5.2 million and $3.8 million, respectively, of short exchange-traded equity options, which are included in securities sold not yet purchased on our condensed consolidated statements of financial condition. Our options desk provides our clients with equity derivative strategies and execution for exchange-traded options on single stocks, exchange-traded funds and indices. While predominately agency-based, the options desk may commit capital to facilitate a client’s transaction. Our options desk hedges the risks associated with this activity by taking offsetting positions in equities. For the three and nine months ended September 30, 2019, we recognized $3.6 million and $14.7 million, respectively, of losses on equity option activity. For the three and nine months ended September 30, 2018, we recognized a $5.7 million gain and a $3.2 million loss, respectively, on equity options activity. These gains and losses are recognized in investment gains (losses) in the condensed consolidated statements of income.

Index

10.	Offsetting Assets and Liabilities

See Note 14, Consolidated Company-Sponsored Investment Funds, for disclosure of offsetting assets and liabilities of our consolidated company-sponsored investment funds.

Offsetting of assets as of September 30, 2019 and December 31, 2018 was as follows:

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
	(in thousands)
September 30, 2019:
Securities borrowed	$22,596	$—	$22,596	$(22,596)	$—	$—
Derivatives	$14,710	$—	$14,710	$—	$(251)	$14,459
Long exchange-traded options	$5,803	$—	$5,803	$—	$—	$5,803
December 31, 2018:
Securities borrowed	$64,856	$—	$64,856	$(64,217)	$—	$639
Derivatives	$17,079	$—	$17,079	$—	$(4,831)	$12,248
Long exchange-traded options	$2,568	$—	$2,568	$—	$—	$2,568

Offsetting of liabilities as of September 30, 2019 and December 31, 2018 was as follows:

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
	(in thousands)
September 30, 2019:
Securities loaned	$—	$—	$—	$—	$—	$—
Derivatives	$16,658	$—	$16,658	$—	$(1,867)	$14,791
Short exchange-traded options	$5,152	$—	$5,152	$—	$—	$5,152
December 31, 2018:
Securities loaned	$59,526	$—	$59,526	$(59,526)	$—	$—
Derivatives	$14,822	$—	$14,822	$—	$(4,458)	$10,364
Short exchange-traded options	$3,782	$—	$3,782	$—	$—	$3,782

Cash collateral, whether pledged or received on derivative instruments, is not considered material and, accordingly, is not disclosed by counterparty.

Index

11.	Fair Value

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Valuation of our financial instruments by pricing observability levels as of September 30, 2019 and December 31, 2018 was as follows (in thousands):

	Level 1	Level 2	Level 3	NAV Expedient(1)	Other	Total
September 30, 2019:
Money markets	$115,022	$—	$—	$—	$—	$115,022
Securities segregated (U.S. Treasury Bills)	—	958,149	—	—	—	958,149
Derivatives	1,282	13,428	—	—	—	14,710
Investments
U.S. Treasury Bills	—	74,342	—	—	—	74,342
Equity securities	137,921	12,977	118	309	—	151,325
Long exchange-traded options	5,803	—	—	—	—	5,803
Limited partnership hedge funds(2)	—	—	—	—	60,573	60,573
Time deposits(3)	—	—	—	—	18,070	18,070
Other investments	5,418	—	—	—	7,674	13,092
Total investments	149,142	87,319	118	309	86,317	323,205
Total assets measured at fair value	$265,446	$1,058,896	$118	$309	$86,317	$1,411,086

Securities sold not yet purchased
Short equities – corporate	$8,538	$—	$—	$—	$—	$8,538
Short exchange-traded options	5,152	—	—	—	—	5,152
Derivatives	240	16,418	—	—	—	16,658
Contingent payment arrangements	—	—	26,432	—	—	26,432
Total liabilities measured at fair value	$13,930	$16,418	$26,432	$—	$—	$56,780

Index

	Level 1	Level 2	Level 3	NAV Expedient(1)	Other	Total
December 31, 2018:
Money markets	$102,888	$—	$—	$—	$—	$102,888
Securities segregated (U.S. Treasury Bills)	—	1,169,554	—	—	—	1,169,554
Derivatives	1,594	15,485	—	—	—	17,079
Investments
U.S. Treasury Bills	—	392,424	—	—	—	392,424
Equity securities	209,414	8,372	142	315	—	218,243
Long exchange-traded options	2,568	—	—	—	—	2,568
Limited partnership hedge funds(2)	—	—	—	—	80,699	80,699
Time deposits(3)	—	—	—	—	8,783	8,783
Other investments	4,269	—	—	—	7,358	11,627
Total investments	216,251	400,796	142	315	96,840	714,344
Total assets measured at fair value	$320,733	$1,585,835	$142	$315	$96,840	$2,003,865

Securities sold not yet purchased
Short equities – corporate	$4,841	$—	$—	$—	$—	$4,841
Short exchange-traded options	3,782	—	—	—	—	3,782
Derivatives	2,534	12,288	—	—	—	14,822
Contingent payment arrangements	—	—	7,336	—	—	7,336
Total liabilities measured at fair value	$11,157	$12,288	$7,336	$—	$—	$30,781

(1) Investments measured at fair value using NAV (or its equivalent) as a practical expedient.
(2) Investments in equity method investees that are not measured at fair value in accordance with GAAP.
(3) Investments carried at amortized cost that are not measured at fair value in accordance with GAAP.

Other investments include (i) an investment in a software publishing company that does not have a readily available fair value ($1.0 million as of September 30, 2019), (ii) an investment in a start-up company that does not have a readily available fair value ($0.9 million as of both September 30, 2019 and December 31, 2018), (iii) an investment in an equity method investee that is not measured at fair value in accordance with GAAP ($2.5 million as of September 30, 2019 and $3.4 million as of December 31, 2018), and (iv) broker dealer exchange memberships that are not measured at fair value in accordance with GAAP ($3.3 million as of September 30, 2019 and $3.1 million as of December 31, 2018).
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

During the nine months ended September 30, 2019, we had a transfer of $3.2 million from Level 2 to Level 1; there were no transfers between Level 2 and Level 3 securities.
The change in carrying value associated with Level 3 financial instruments carried at fair value, classified as private equity and equity securities, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Balance as of beginning of period	$117	$117	$142	$1,071
Purchases	—	—	—	—
Sales	—	—	—	—
Realized gains (losses), net	—	—	—	—
Unrealized gains (losses), net	1	—	(24)	(954)
Balance as of end of period	$118	$117	$118	$117

Transfers into and out of all levels of the fair value hierarchy are reflected at end-of-period fair values. Realized and unrealized gains and losses on Level 3 financial instruments are recorded in investment gains and losses in the condensed consolidated statements of income.

As of December 31, 2017, we had an investment in a private equity fund focused exclusively on the energy sector (fair value of $1.0 million) that was classified as Level 3 and written down during the second quarter of 2018.This investment's valuation was based on a market approach, considering recent transactions in the fund and the industry.
We acquired Autonomous Research LLP ("Autonomous") in 2019 and Ramius Alternative Solutions LLC in 2016, both of which included contingent consideration arrangements as part of the purchase price. The change in carrying value associated with Level 3 financial instruments carried at fair value, classified as contingent payment arrangements, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Balance as of beginning of period	$25,603	$10,960	$7,336	$10,855
Addition	—	—	17,384	—
Accretion	829	53	1,712	158
Payments	—	—	—	—
Balance as of end of period	$26,432	$11,013	$26,432	$11,013

During 2018, we amended the contingent payment relating to our 2016 acquisition by modifying the earnout structure and extending it one year. As part of this amendment, we recorded a change in estimate and wrote off $2.4 million related to the contingent consideration in the fourth quarter of 2018. As of September 30, 2019 and December 31, 2018, acquisition-related

Index

contingent liabilities with a fair value of $26.4 million and $7.3 million, respectively, remain relating to our 2019 and 2016 acquisitions. For our 2019 acquisition the contingent consideration liability, payable in five years, was valued using expected revenue growth rates ranging from 0.7% to 2.5% per year and a discount rate of 10.4%, reflecting a 3.5% risk-free rate, based on our cost of debt, and a 6.9% market price of risk adjustment rate. The 2016 acquisition was valued using a revenue growth rate of 26% and a discount rate ranging from 3.2% to 3.7%.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We did not have any material assets or liabilities that were measured at fair value for impairment on a nonrecurring basis during the nine months ended September 30, 2019 or during the year ended December 31, 2018.

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

Index

Leases included in the condensed consolidated statement of financial condition as of September 30, 2019 were as follows:

	Classification	September 30, 2019
		(in thousands)
Operating Leases
Operating lease right-of-use assets	Right-of-use assets	$378,083
Operating lease liabilities	Lease liabilities	488,592

Finance Leases
Property and equipment, gross	Right-of-use assets	3,436
Accumulated depreciation	Right-of-use assets	(932)
Property and equipment, net		2,504
Finance lease liabilities	Lease liabilities	2,535

The components of lease expense included in the condensed consolidated statement of income as of September 30, 2019 were as follows:

		Three Months Ended September 30,	Nine Months Ended September 30,
	Classification	2019	2019
		(in thousands)
Operating lease cost	General and administrative	$26,181	$79,829

Financing lease cost:
Amortization of right-of-use assets	General and administrative	355	932
Interest on lease liabilities	Interest expense	20	52
Total finance lease cost		375	984
Variable lease cost (1)	General and administrative	10,588	30,337
Sublease income	General and administrative	(14,021)	(42,472)
Net lease cost		$23,123	$68,678
(1) Variable lease expense includes operating expenses, real estate taxes and employee parking.
The sub-lease income represents all revenues received from sub-tenants. It is primarily fixed base rental payments combined with variable reimbursements such as operating expenses, real estate taxes and employee parking.  The vast majority of sub-tenant income is derived from our New York metro sub-tenant agreements. Sub-tenant income related to base rent is recorded on a straight-line basis.

Index

Maturities of lease liabilities were as follows:

	Operating Leases	Financing Leases	Total
Year ending December 31,	(in thousands)
2019 (excluding the nine months ended September 30, 2019)	$28,748	$377	$29,125
2020	112,678	1,251	113,929
2021	102,964	607	103,571
2022	89,187	245	89,432
2023	81,972	126	82,098
Thereafter	121,626	23	121,649
Total lease payments	537,175	2,629	539,804
Less interest	(48,583)	(94)
Present value of lease liabilities	$488,592	$2,535
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

Lease term and discount rate:
Weighted average remaining lease term (years)
Operating leases	5.38
Finance leases	2.43
Weighted average discount rate
Operating leases	3.51%
Finance leases	3.14%

Supplemental cash flow information related to leases was as follows:

Nine Months Ended September 30, 2019
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$99,490
Operating cash flows from financing leases	52
Financing cash flows from finance leases	901
Right-of-use assets obtained in exchange for lease obligations(1):
Operating leases	10,565
Finance leases	1,080

(1) Represents non-cash activity and, accordingly, is not reflected in the condensed consolidated statements of cash flows.

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
The balances of consolidated VIEs and VOEs included in our condensed consolidated statements of financial condition were as follows:

	September 30, 2019			December 31, 2018
	(in thousands)
	VIEs	VOEs	Total	VIEs	VOEs	Total
Cash and cash equivalents	$14,647	$2,362	$17,009	$11,880	$1,238	$13,118
Investments	372,668	163,614	536,282	217,840	133,856	351,696
Other assets	20,418	15,982	36,400	6,024	16,816	22,840
Total assets	$407,733	$181,958	$589,691	$235,744	$151,910	$387,654

Liabilities	$17,892	$20,181	$38,073	$5,215	$17,395	$22,610
Redeemable non-controlling interest	244,327	47,197	291,524	117,523	28,398	145,921
Partners' capital attributable to AB Unitholders	145,515	114,579	260,094	113,006	106,117	219,123
Total liabilities, redeemable non-controlling interest and partners' capital	$407,734	$181,957	$589,691	$235,744	$151,910	$387,654

Fair Value
Cash and cash equivalents include cash on hand, demand deposits, overnight commercial paper and highly liquid investments with original maturities of three months or less. Due to the short-term nature of these instruments, the recorded value has been determined to approximate fair value.

Index

Valuation of consolidated company-sponsored investment funds' financial instruments by pricing observability levels as of September 30, 2019 and December 31, 2018 was as follows (in thousands):

	Level 1	Level 2	Level 3	NAV Expedient	Total
September 30, 2019:
Investments - VIEs	$27,424	$339,350	$5,894	$—	$372,668
Investments - VOEs	94,725	68,382	507	—	163,614
Derivatives - VIEs	164	4,520	—	—	4,684
Derivatives - VOEs	38	8,089	—	—	8,127
Total assets measured at fair value	$122,351	$420,341	$6,401	$—	$549,093

Derivatives - VIEs	521	4,299	—	—	4,820
Derivatives - VOEs	57	5,447	—	—	5,504
Total liabilities measured at fair value	$578	$9,746	$—	$—	$10,324

December 31, 2018:
Investments - VIEs	$22,149	$187,626	$8,065	$—	$217,840
Investments - VOEs	68,063	65,485	308	—	133,856
Derivatives - VIEs	1,486	1,924	—	—	3,410
Derivatives - VOEs	124	3,692	—	—	3,816
Total assets measured at fair value	$91,822	$258,727	$8,373	$—	$358,922

Derivatives - VIEs	$72	$3,819	$—	$—	$3,891
Derivatives - VOEs	197	3,633	—	—	3,830
Total liabilities measured at fair value	$269	$7,452	$—	$—	$7,721

See Note 11 for a description of the fair value methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.

The change in carrying value associated with Level 3 financial instruments carried at fair value within consolidated company-sponsored investment funds was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)

Balance as of beginning of period	$11,834	$5,871	$8,373	$2,264
Transfers (out) in	(3,602)	(406)	(3,788)	(82)
Purchases	1,187	1,247	8,978	7,381
Sales	(2,996)	(197)	(7,345)	(2,820)
Realized gains (losses), net	12	2	35	(97)
Unrealized gains (losses), net	(40)	(25)	129	(158)
Accrued discounts	6	2	19	6
Balance as of end of period	$6,401	$6,494	$6,401	$6,494

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

Derivative Instruments
As of September 30, 2019 and December 31, 2018, the VIEs held $0.1 million and $0.5 million (net), respectively, of futures, forwards and swaps within their portfolios. For the three and nine months ended September 30, 2019, we recognized $0.6 million and $3.3 million of gains, respectively, on these derivatives. For the three and nine months ended September 30, 2018 we recognized $0.5 million of losses and $0.4 million of gains, respectively, on these derivatives. These gains and losses are recognized in investment gains (losses) in the condensed consolidated statements of income. As of September 30, 2019 and December 31, 2018, the VIEs held $1.4 million and $0.9 million, respectively, of cash collateral payable to trade counterparties. This obligation to return cash is reported in the liabilities of consolidated company-sponsored investment funds in our condensed consolidated statements of financial condition. As of September 30, 2019 and December 31, 2018, the VIEs delivered $3.4 million and $0.8 million, respectively, of cash collateral into brokerage accounts. The VIEs report this cash collateral in the consolidated company-sponsored investment funds cash and cash equivalents in our condensed consolidated statements of financial condition.
As of September 30, 2019 and December 31, 2018, the VOEs held $2.6 million and $0.1 million, respectively, (net) of futures, forwards, options and swaps within their portfolios. For the three and nine months ended September 30, 2019, we recognized $1.0 million and $0.5 million of gains, respectively, on these derivatives. For the three and nine months ended September 30, 2018 we recognized $0.2 million and $1.5 million of gains, respectively, on these derivatives. These gains and losses are recognized in investment gains (losses) in the condensed consolidated statements of income. As of September 30, 2019 and December 31, 2018, the VOEs held $0.6 million and $0.2 million, respectively, of cash collateral payable to trade counterparties. This obligation to return cash is reported in the liabilities of consolidated company-sponsored investment funds in our condensed consolidated statements of financial condition. As of September 30, 2019 and December 31, 2018, the VOEs delivered $1.3 million and $0.5 million, respectively, of cash collateral in brokerage accounts. The VOEs report this cash collateral in the consolidated company-sponsored investment funds cash and cash equivalents in our condensed consolidated statements of financial condition.
Offsetting Assets and Liabilities
Offsetting of derivative assets of consolidated company-sponsored investment funds as of September 30, 2019 and December 31, 2018 was as follows:

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
	(in thousands)
September 30, 2019:
Derivatives - VIEs	$4,684	$—	$4,684	$—	$(1,351)	$3,333
Derivatives - VOEs	$8,127	$—	$8,127	$—	$(597)	$7,530
December 31, 2018:
Derivatives - VIEs	$3,410	$—	$3,410	$—	$(856)	$2,554
Derivatives - VOEs	$3,816	$—	$3,816	$—	$(225)	$3,591

Index

Offsetting of derivative liabilities of consolidated company-sponsored investment funds as of September 30, 2019 and December 31, 2018 was as follows:

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
	(in thousands)
September 30, 2019:
Derivatives - VIEs	$4,820	$—	$4,820	$—	$(3,368)	$1,452
Derivatives - VOEs	$5,504	$—	$5,504	$—	$(1,291)	$4,213
December 31, 2018:
Derivatives - VIEs	$3,891	$—	$3,891	$—	$(829)	$3,062
Derivatives - VOEs	$3,830	$—	$3,830	$—	$(547)	$3,283

Cash collateral, whether pledged or received on derivative instruments, is not considered material and, accordingly, is not disclosed by counterparty.
Non-Consolidated VIEs
As of September 30, 2019, the net assets of company-sponsored investment products that are non-consolidated VIEs are approximately $72.0 billion, and our maximum risk of loss is our investment of $11.0 million in these VIEs and our advisory fee receivables from these VIEs, which are not material.

15.	Units Outstanding

Changes in AB Units outstanding during the nine-month period ended September 30, 2019 were as follows:

Outstanding as of December 31, 2018	268,850,276
Options exercised	443,800
Units issued	2,073,854
Units retired (1)	(3,184,973)
Balance as of September 30, 2019	268,182,957

(1) Includes 982 AB Units purchased in private transactions and retired during the first nine months of 2019.

16.	Debt

As of September 30, 2019 and December 31, 2018, AB had $304.7 million and $523.2 million, respectively, in commercial paper outstanding with weighted average interest rates of approximately 2.2% and 2.7%, respectively. Debt included in the statement of financial condition is presented net of issuance costs of $1.6 million and $1.9 million as of September 30, 2019 and December 31, 2018, respectively. The commercial paper is short term in nature, and as such, recorded value is estimated to approximate fair value (and considered a Level 2 security in the fair value hierarchy). Average daily borrowings of commercial paper during the first nine months of 2019 and the full year 2018 were $464.5 million and $350.3 million, respectively, with weighted average interest rates of approximately 2.6% and 2.0%, respectively.
AB has a $200.0 million committed, unsecured senior revolving credit facility (the "Revolver") with a leading international bank, which matures on November 16, 2021. The Revolver is available for AB's and SCB LLC's business purposes, including the provision of additional liquidity to meet funding requirements primarily related to SCB LLC's operations. Both AB and SCB LLC can draw directly under the Revolver and management expects to draw on the Revolver from time to time. AB has agreed to guarantee the obligations of SCB LLC under the Revolver. The Revolver contains affirmative, negative and financial covenants which are identical to those of AB's $800.0 million committed, unsecured senior revolving credit facility. As of

Index

September 30, 2019 and December 31, 2018, we had $80.0 million and $25.0 million outstanding under the Revolver, respectively, with interest rates of 2.9% and 3.4%, respectively. Average daily borrowing under the Revolver during the first nine months of 2019 and full year 2018 were $28.0 million and $19.4 million, respectively, with weighted average interest rates of approximately 3.4% and 2.8%, respectively.

17.	Non-controlling Interests

Non-controlling interest in net income for the three and nine months ended September 30, 2019 and 2018 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Non-redeemable non-controlling interests:
Consolidated company-sponsored investment funds	$—	$(46)	$—	$(99)
Other	18	78	92	249
Total non-redeemable non-controlling interests	18	32	92	150
Redeemable non-controlling interests:
Consolidated company-sponsored investment funds	4,127	694	21,926	23,487
Total non-controlling interest in net income	$4,145	$726	$22,018	$23,637

Non-redeemable non-controlling interest as of September 30, 2019 and December 31, 2018 consisted of the following:

	September 30, 2019	December 31, 2018
	(in thousands)
Consolidated company-sponsored investment funds	$—	$—
CPH	—	949
Total non-redeemable non-controlling interest	$—	$949

Redeemable non-controlling interest as of September 30, 2019 and December 31, 2018 consisted of the following:

Index

	September 30, 2019	December 31, 2018
	(in thousands)
Consolidated company-sponsored investment funds	$291,524	$145,921
CPH	—	2,888
Total redeemable non-controlling interest	$291,524	$148,809

During the third quarter of 2019, we purchased additional shares of CPH, bringing our ownership interest to 100% as of September 30, 2019.

18. Acquisition

Acquisitions are accounted for under ASC 805, Business Combinations.

On April 1, 2019, we acquired a 100% interest in Autonomous, an institutional research firm. On the acquisition date, we made a cash payment of $6.5 million and recorded a contingent consideration payable of $17.4 million based on projected fee revenues over a five year measurement period. The excess of the purchase price over the current fair value of identifiable net assets acquired of $5.6 million resulted in the recognition of $10.2 million of goodwill and $8.1 million of intangible assets relating to customer relationships and trademarks. Also, in accordance with GAAP, additional cash payments and contingent consideration payable to the owners of Autonomous on the acquisition date are considered compensation expense to be amortized over two-year and five-year periods, respectively, not purchase price consideration, due to service conditions at the time of acquisition. The Autonomous acquisition did not have a material impact on our financial condition or results of operations.

Index

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview
Our total assets under management (“AUM”) as of September 30, 2019 were $592.4 billion, up $11.6 billion, or 2.0%, compared to June 30, 2019, and up $42.0 billion, or 7.6%, compared to September 30, 2018. During the third quarter of 2019, AUM increased as a result of net inflows of $8.1 billion (Retail net inflows of $7.4 billion and Institutional net inflows of $1.5 billion, offset by net outflows of $0.8 billion from Private Wealth Management) and market appreciation of $3.5 billion. During the twelve months ended September 30, 2019, AUM increased as a result of market appreciation of $23.4 billion and net inflows of $19.5 billion (Retail net inflows of $19.3 billion and Institutional net inflows of $2.1 billion, offset by net outflows of $1.9 billion from Private Wealth Management).

Institutional AUM increased $3.8 billion, or 1.4%, to $272.9 billion during the third quarter of 2019, due to market appreciation of $2.3 billion and net inflows of $1.5 billion. Gross sales decreased sequentially from $5.5 billion during the second quarter of 2019 to $2.9 billion during the third quarter of 2019. Redemptions and terminations increased sequentially from $1.3 billion to $4.2 billion.

Retail AUM increased $8.0 billion, or 3.7%, to $222.5 billion during the third quarter of 2019, due to net inflows of $7.4 billion and market appreciation of $0.6 billion. Gross sales increased sequentially from $18.8 billion during the second quarter of 2019 to $21.1 billion during the third quarter of 2019. Redemptions and terminations were flat sequentially at $11.2 billion.

Private Wealth Management AUM decreased $0.2 billion, or 0.2%, to $97.0 billion during the third quarter of 2019, due to net outflows of $0.8 billion, offset by market appreciation of $0.6 billion. Gross sales decreased sequentially from $3.0 billion during the second quarter of 2019 to $2.3 billion during the third quarter of 2019. Redemptions and terminations decreased sequentially from $3.6 billion to $3.2 billion.

Bernstein Research Services revenue for the third quarter of 2019 was $102.0 million, down $1.6 million, or 1.5%, compared to the third quarter of 2018 due to lower global customer activity and trading commissions which was partially offset by the inclusion of revenues from our recent acquisition of Autonomous.

Net revenues for the third quarter of 2019 increased $27.7 million, or 3.3%, to $877.9 million from $850.2 million in the third quarter of 2018. The increase was primarily due to higher investment advisory base fees of $39.8 million, higher distribution revenues of $14.1 million and higher investment gains of $3.9 million, offset by lower performance-based fees of $33.5 million. Operating expenses for the third quarter of 2019 increased $38.7 million, or 6.1%, to $675.1 million from $636.4 million in the third quarter of 2018. The increase was primarily due to higher promotion and servicing expenses of $23.3 million, higher general and administrative expenses of $9.8 million and higher employee compensation and benefits expenses of $4.4 million. Our operating income decreased $11.0 million, or 5.2%, to $202.8 million from $213.8 million and our operating margin declined to 22.6% in the third quarter of 2019 from 25.1% in the third quarter of 2018.

Market Environment
U.S. equity markets ended the third quarter mostly higher, despite mixed economic data and continued trade tensions. Specifically, the Dow Jones industrial average, S&P 500, and Nasdaq 100 all finished marginally higher in the third quarter of 2019. The U.S. continued to outperform international equities, as the U.S. dollar strengthened. In the U.S., the Federal Reserve showed its commitment to addressing a possible slowdown by cutting rates twice in a quarter for the first time in ten years. Despite these cuts, the yield curve remains inverted. As a result, the Federal Reserve has implemented daily repurchase operations for the first time since emerging from the financial crisis. In Europe, the European Central Bank announced a fresh stimulus package in September that pushed the deposit rate further into negative territory. Interest rates in Europe are likely to stay near zero for the foreseeable future. In China, the need to negotiate a form of trade deal with the U.S. or introduce new measures of stimulus continued, as several announcements on stimulus measures have been made.

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

The ultimate impact of MiFID II on payments for research globally, currently is uncertain.
AXA Equitable Holdings IPO
During the second quarter of 2018, AXA completed the sale of a minority stake in EQH through an initial public offering ("IPO"). Since then, AXA has completed additional offerings, most recently during the second quarter of 2019. As a result, AXA owned 39.1% of the outstanding common stock of EQH as of September 30, 2019. AXA has announced its intention to sell its entire remaining interest in EQH over time, subject to market conditions and other factors. AXA is under no obligation to do so and retains the sole discretion to determine the timing of any future sales of shares of EQH common stock.
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

During the transition period, which began in 2018 and is expected to continue through 2024, we currently estimate that we will incur transition costs of approximately $155 million to $165 million. These costs include employee relocation, severance, recruitment, and overlapping compensation and occupancy costs. Over this same period, we expect to realize total expense savings of approximately $180 million to $190 million, an amount greater than the total transition costs. However, we will incur some transition costs before we begin to realize expense savings. We incurred approximately $10 million of transition costs in 2018 and approximately $25 million in the nine months ended September 30, 2019. This compares to estimated expense savings of approximately $11 million for the first nine months of 2019. We currently anticipate that the largest reduction in net income per unit ("EPU") during the transition period will be approximately $0.08 in 2019. We expect to achieve breakeven or a slight accretion in EPU in 2021 and then achieve EPU accretion in each year thereafter. Beginning in 2025, once the transition period has been completed, we estimate ongoing annual expense savings of approximately $70 million to $75 million, which will result from a combination of occupancy and compensation-related savings. Our estimates for both the transition costs and the corresponding expense savings are based upon our current assumptions of employee relocation costs, severance and overlapping compensation

Index

and occupancy costs. In addition, our estimates for both the timing of when we incur transition costs and realize the related expense savings are based on our current relocation implementation plan and the timing for execution of each phase. The actual total charges we eventually record, the related expense savings we realize, and timing of EPU impact are expected to differ from our current estimates as we implement each phase of our headquarters relocation.

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

Adjusted Operating Margin Target

We previously adopted a goal of increasing our adjusted operating margin to a target of 30% by 2020 (the “2020 Margin Target”), subject to the assumptions, factors and contingencies described as part of the initial disclosure of this target. Our adjusted operating margin, which was 29.1% during 2018, declined to 25.7% during the first nine months of 2019.

Our AUM and, therefore, our investment advisory revenues, including performance-based fee revenues, are heavily dependent upon the level and volatility of the financial markets. Based upon our current revenue and expense projections, we do not believe that achieving the 2020 Margin Target is likely. However, we are taking additional actions to better align our expenses with our expected revenues. We remain committed to achieving an adjusted operating margin of 30% in years subsequent to 2020 and will take continued actions in this regard, subject to prevailing market conditions and the evolution of our business mix.

Index

Assets Under Management

Assets under management by distribution channel are as follows:

	As of September 30,
	2019	2018	$ Change	% Change
	(in billions)

Institutions	$272.9	$257.0	$15.9	6.2%
Retail	222.5	196.3	26.2	13.3
Private Wealth Management	97.0	97.1	(0.1)	(0.1)
Total	$592.4	$550.4	$42.0	7.6

Assets under management by investment service are as follows:

	As of September 30,
	2019	2018	$ Change	% Change
	(in billions)
Equity
Actively Managed	$159.9	$155.9	$4.0	2.5%
Passively Managed(1)	56.8	56.0	0.8	1.5
Total Equity	216.7	211.9	4.8	2.2

Fixed Income
Actively Managed
Taxable	252.9	224.8	28.1	12.5
Tax–exempt	45.8	42.0	3.8	9.2
	298.7	266.8	31.9	12.0

Passively Managed(1)	9.4	9.9	(0.5)	(4.7)
Total Fixed Income	308.1	276.7	31.4	11.4

Other(2)
Actively Managed	66.2	61.0	5.2	8.7
Passively Managed(1)	1.4	0.8	0.6	52.6
Total Other	67.6	61.8	5.8	9.3
Total	$592.4	$550.4	$42.0	7.6

(1)Includes index and enhanced index services.
(2)Includes certain multi-asset solutions and services and certain alternative investments.

Index

Changes in assets under management for the three-month, nine-month and twelve-month periods ended September 30, 2019 are as follows:

	Distribution Channel
	Institutions	Retail	Private Wealth Management	Total
	(in billions)
Balance as of June 30, 2019	$269.1	$214.5	$97.2	$580.8
Long-term flows:
Sales/new accounts	2.9	21.1	2.3	26.3
Redemptions/terminations	(4.2)	(11.2)	(3.2)	(18.6)
Cash flow/unreinvested dividends	2.8	(2.5)	0.1	0.4
Net long-term inflows (outflows)	1.5	7.4	(0.8)	8.1
Market appreciation	2.3	0.6	0.6	3.5
Net change	3.8	8.0	(0.2)	11.6
Balance as of September 30, 2019	$272.9	$222.5	$97.0	$592.4

Balance as of December 31, 2018	$246.3	$180.8	$89.3	$516.4
Long-term flows:
Sales/new accounts	11.7	56.4	8.6	76.7
Redemptions/terminations	(10.7)	(32.4)	(9.7)	(52.8)
Cash flow/unreinvested dividends	—	(5.4)	0.2	(5.2)
Net long-term inflows (outflows)	1.0	18.6	(0.9)	18.7
Adjustments(3)	—	—	(0.9)	(0.9)
Transfers	0.1	—	(0.1)	—
Market appreciation	25.5	23.1	9.6	58.2
Net change	26.6	41.7	7.7	76.0
Balance as of September 30, 2019	$272.9	$222.5	$97.0	$592.4

Balance as of September 30, 2018	$257.0	$196.3	$97.1	$550.4
Long-term flows:
Sales/new accounts	15.3	71.4	11.1	97.8
Redemptions/terminations	(14.8)	(44.6)	(13.1)	(72.5)
Cash flow/unreinvested dividends	1.6	(7.5)	0.1	(5.8)
Net long-term inflows (outflows)	2.1	19.3	(1.9)	19.5
Adjustments(3)	—	—	(0.9)	(0.9)
Transfers	(0.1)	0.2	(0.1)	—
Market appreciation	13.9	6.7	2.8	23.4
Net change	15.9	26.2	(0.1)	42.0
Balance as of September 30, 2019	$272.9	$222.5	$97.0	$592.4

Index

	Investment Service
	Equity Actively Managed	Equity Passively Managed(1)	Fixed Income Actively Managed - Taxable	Fixed Income Actively Managed - Tax- Exempt	Fixed Income Passively Managed(1)	Other(2)	Total
	(in billions)
Balance as of June 30, 2019	$161.8	$57.4	$240.8	$44.3	$9.5	$67.0	$580.8
Long-term flows:
Sales/new accounts	6.9	0.3	16.2	2.5	—	0.4	26.3
Redemptions/terminations	(7.2)	(0.6)	(8.8)	(1.5)	(0.1)	(0.4)	(18.6)
Cash flow/unreinvested dividends	(1.1)	(0.8)	2.0	—	(0.1)	0.4	0.4
Net long-term (outflows) inflows	(1.4)	(1.1)	9.4	1.0	(0.2)	0.4	8.1
Market (depreciation) appreciation	(0.5)	0.5	2.7	0.5	0.1	0.2	3.5
Net change	(1.9)	(0.6)	12.1	1.5	(0.1)	0.6	11.6
Balance as of September 30, 2019	$159.9	$56.8	$252.9	$45.8	$9.4	$67.6	$592.4

Balance as of December 31, 2018	$136.2	$50.2	$219.7	$41.7	$9.4	$59.2	$516.4
Long-term flows:
Sales/new accounts	23.7	0.2	40.8	7.6	0.1	4.3	76.7
Redemptions/terminations	(20.1)	(0.6)	(24.5)	(5.5)	(0.3)	(1.8)	(52.8)
Cash flow/unreinvested dividends	(2.9)	(2.1)	(0.9)	(0.1)	(0.5)	1.3	(5.2)
Net long-term inflows (outflows)	0.7	(2.5)	15.4	2.0	(0.7)	3.8	18.7
Adjustments(3)	—	—	(0.4)	(0.5)	—	—	(0.9)
Market appreciation	23.0	9.1	18.2	2.6	0.7	4.6	58.2
Net change	23.7	6.6	33.2	4.1	—	8.4	76.0
Balance as of September 30, 2019	$159.9	$56.8	$252.9	$45.8	$9.4	$67.6	$592.4

Balance as of September 30, 2018	$155.9	$56.0	$224.8	$42.0	$9.9	$61.8	$550.4
Long-term flows:
Sales/new accounts	32.1	3.2	47.4	9.3	0.1	5.7	97.8
Redemptions/terminations	(25.9)	(0.8)	(35.0)	(7.7)	(0.5)	(2.6)	(72.5)
Cash flow/unreinvested dividends	(3.9)	(2.7)	(0.3)	(0.4)	(0.7)	2.2	(5.8)
Net long-term inflows (outflows)	2.3	(0.3)	12.1	1.2	(1.1)	5.3	19.5
Adjustments(3)	—	—	(0.4)	(0.5)	—	—	(0.9)
Market appreciation	1.7	1.1	16.4	3.1	0.6	0.5	23.4
Net change	4.0	0.8	28.1	3.8	(0.5)	5.8	42.0
Balance as of September 30, 2019	$159.9	$56.8	$252.9	$45.8	$9.4	$67.6	$592.4

(1)Includes index and enhanced index services.
(2)Includes certain multi-asset solutions and services and certain alternative investments.
(3)Approximately $900 million of non-investment management fee earning taxable and tax-exempt money market assets

Index

were removed from assets under management during the second quarter of 2019.

Net long-term inflows (outflows) for actively managed investment services as compared to passively managed investment services for the three-month, nine-month and twelve-month periods ended September 30, 2019 are as follows:

	Periods Ended September 30, 2019
	Three-months	Nine-months	Twelve-months
	(in billions)
Actively Managed
Equity	$(1.4)	$0.7	$2.3
Fixed Income	10.4	17.4	13.3
Other	0.3	3.5	4.8
	9.3	21.6	20.4
Passively Managed
Equity	(1.1)	(2.5)	(0.3)
Fixed Income	(0.2)	(0.7)	(1.1)
Other	0.1	0.3	0.5
	(1.2)	(2.9)	(0.9)
Total net long-term inflows	$8.1	$18.7	$19.5

Average assets under management by distribution channel and investment service are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
	(in billions)				(in billions)
Distribution Channel:
Institutions	$270.7	$256.6	$14.1	5.5%	$261.4	$261.1	$0.3	0.1%
Retail	218.5	194.0	24.5	12.6	206.1	193.4	12.7	6.5
Private Wealth Management	97.1	96.3	0.8	0.8	95.5	95.0	0.5	0.6
Total	$586.3	$546.9	$39.4	7.2	$563.0	$549.5	$13.5	2.4
Investment Service:
Equity Actively Managed	$160.3	$152.4	$7.9	5.2%	$154.8	$147.3	$7.5	5.1%
Equity Passively Managed(1)	57.1	55.3	1.8	3.2	55.6	54.3	1.3	2.2
Fixed Income Actively Managed – Taxable	246.9	225.5	21.4	9.5	234.7	233.4	1.3	0.5
Fixed Income Actively Managed – Tax-exempt	45.3	41.9	3.4	8.2	44.0	41.2	2.8	6.8
Fixed Income Passively Managed(1)	9.5	10.0	(0.5)	(4.9)	9.4	10.0	(0.6)	(5.4)
Other (2)	67.2	61.8	5.4	8.7	64.5	63.3	1.2	2.0
Total	$586.3	$546.9	$39.4	7.2	$563.0	$549.5	$13.5	2.4

(1)Includes index and enhanced index services.
(2)Includes certain multi-asset solutions and services and certain alternative investments.

Our Institutional channel third quarter average AUM of $270.7 billion increased $14.1 billion, or 5.5%, compared to the third quarter of 2018. Our Institutional AUM increased $15.9 billion, or 6.2%, to $272.9 billion over the last twelve months. The $15.9 billion increase in AUM primarily resulted from market appreciation of $13.9 billion and net inflows of $2.1 billion.

Index

Our Retail channel third quarter average AUM of $218.5 billion increased $24.5 billion, or 12.6%, compared to the third quarter of 2018. Our Retail AUM increased $26.2 billion, or 13.3%, to $222.5 billion over the last twelve months. The $26.2 billion increase resulted from net inflows of $19.3 billion and market appreciation of $6.7 billion.
Our Private Wealth Management channel third quarter average AUM of $97.1 billion increased $0.8 billion, or 0.8%, compared to the third quarter of 2018. Our Private Wealth Management AUM decreased $0.1 billion, or 0.1%, to $97.0 billion over the last twelve months. The $0.1 billion decrease resulted from net outflows of $1.9 billion and an adjustment of $0.9 billion in the second quarter of 2019 relating to the removal of non-investment management fee earning assets, partially offset by market appreciation of $2.8 billion.

Index

Absolute investment composite returns, gross of fees, and relative performance as of September 30, 2019 compared to benchmarks for certain representative Institutional equity and fixed income services are as follows:

	1-Year	3-Year	5-Year
Global High Income - Hedged (fixed income)
Absolute return	6.8%	6.0%	5.4%
Relative return (vs. Bloomberg Barclays Global High Yield Index - Hedged)	0.1	0.6	(0.2)
U.S. High Yield (fixed income)
Absolute return	6.5	6.1	5.2
Relative return (vs. Bloomberg Barclays U.S. Corp. High Yield Index)	0.1	0.1	(0.2)
Global Plus - Hedged (fixed income)
Absolute return	10.5	4.0	4.5
Relative return (vs. Bloomberg Barclays Global Aggregate Index - Hedged)	(0.1)	0.4	0.4
Intermediate Municipal Bonds (fixed income)
Absolute return	6.6	2.5	2.8
Relative return (vs. Lipper Short/Int. Blended Muni Fund Avg)	1.3	0.6	0.8
U.S. Strategic Core Plus (fixed income)
Absolute return	10.3	3.6	4.1
Relative return (vs. Bloomberg Barclays U.S. Aggregate Index)	—	0.6	0.7
Emerging Market Debt (fixed income)
Absolute return	10.0	4.0	4.9
Relative return (vs. JPM EMBI Global/JPM EMBI)	(0.7)	0.2	(0.2)
Emerging Markets Value
Absolute return	(1.7)	4.1	1.4
Relative return (vs. MSCI EM Index)	0.4	(1.9)	(0.9)
Global Strategic Value
Absolute return	(6.9)	5.0	3.8
Relative return (vs. MSCI ACWI Index)	(8.3)	(4.7)	(2.8)
U.S. Small & Mid Cap Value
Absolute return	(6.9)	7.0	7.5
Relative return (vs. Russell 2500 Value Index)	(2.6)	0.1	0.5
U.S. Strategic Value
Absolute return	(2.5)	6.6	4.2
Relative return (vs. Russell 1000 Value Index)	(6.5)	(2.8)	(3.6)
U.S. Small Cap Growth
Absolute return	(5.3)	19.4	13.0
Relative return (vs. Russell 2000 Growth Index)	4.3	9.6	4.0
U.S. Large Cap Growth
Absolute return	8.1	18.3	15.6
Relative return (vs. Russell 1000 Growth Index)	4.4	1.5	2.2
U.S. Small & Mid Cap Growth
Absolute return	(7.3)	16.3	11.2
Relative return (vs. Russell 2500 Growth Index)	(3.2)	4.0	1.0
Concentrated U.S. Growth
Absolute return	13.2	18.8	14.0
Relative return (vs. S&P 500 Index)	8.9	5.4	3.2
Select U.S. Equity
Absolute return	3.0	13.8	10.7
Relative return (vs. S&P 500 Index)	(1.3)	0.4	(0.1)
Strategic Equities
Absolute return	4.7	12.9	10.7
Relative return (vs. Russell 3000 Index)	1.8	—	0.2
Global Core Equity
Absolute return	6.3	12.7	9.2
Relative return (vs. MSCI ACWI Index)	4.9	3.0	2.5

Index

Consolidated Results of Operations

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
	(in thousands, except per unit amounts)
Net revenues	$877,867	$850,176	$27,691	3.3%	$2,531,128	$2,562,701	$(31,573)	(1.2)%
Expenses	675,084	636,357	38,727	6.1	1,975,974	1,936,747	39,227	2.0
Operating income	202,783	213,819	(11,036)	(5.2)	555,154	625,954	(70,800)	(11.3)
Income taxes	10,827	9,419	1,408	14.9	29,959	32,782	(2,823)	(8.6)
Net income	191,956	204,400	(12,444)	(6.1)	525,195	593,172	(67,977)	(11.5)
Net income of consolidated entities attributable to non-controlling interests	4,145	726	3,419	n/m	22,018	23,637	(1,619)	(6.8)
Net income attributable to AB Unitholders	$187,811	$203,674	$(15,863)	(7.8)	$503,177	$569,535	$(66,358)	(11.7)

Diluted net income per AB Unit	$0.69	$0.75	$(0.06)	(8.0)	$1.86	$2.09	$(0.23)	(11.0)

Distributions per AB Unit	$0.70	$0.76	$(0.06)	(7.9)	$1.89	$2.25	$(0.36)	(16.0)

Operating margin (1)	22.6%	25.1%			21.1%	23.5%

(1)Operating income excluding net income (loss) attributable to non-controlling interests as a percentage of net revenues.

Index

Net income attributable to AB Unitholders for the three months ended September 30, 2019 decreased $15.9 million, or 7.8%, from the three months ended September 30, 2018. The decrease primarily is due to (in millions):

Lower performance-based fees	$(33.5)
Higher promotion and servicing expense	(23.3)
Higher general and administrative expenses (including real estate charges)	(9.8)
Higher employee compensation and benefits expense	(4.4)
Higher net income of consolidated entities attributable to non-controlling interest	(3.4)
Higher base advisory fees	39.8
Higher distribution revenues	14.1
Higher investment gains	3.9
Other	0.7
$(15.9)

Net income attributable to AB Unitholders for the nine months ended September 30, 2019 decreased $66.4 million, or 11.7%, from the nine months ended September 30, 2018. The decrease primarily is due to (in millions):

Lower performance-based fees	$(59.4)
Lower Bernstein Research Services revenue	(26.0)
Higher general and administrative expenses (excluding real estate charges)	(17.5)
Higher promotion and servicing expense	(17.0)
Higher employee compensation and benefits expense	(5.3)
Higher base advisory fees	46.5
Higher distribution revenues	9.9
Lower real estate charges	5.8
Other	(3.4)
$(66.4)

Units Outstanding

Each quarter, we consider whether to implement a plan to repurchase AB Holding Units pursuant to Rules 10b5-1 and 10b-18 under the Exchange Act. A plan of this type allows a company to repurchase its shares at times when it otherwise might be prevented from doing so because of self-imposed trading blackout periods or because it possesses material non-public information. Each broker we select has the authority under, the terms and limitations specified in the plan, to repurchase AB Holding Units on our behalf in accordance with the terms of the plan. Repurchases are subject to regulations promulgated by the SEC, as well as certain price, market volume and timing constraints specified in the plan. The plan adopted during the third quarter of 2019 expired at the close of business on October 23, 2019. We may adopt additional plans in the future to engage in open-market purchases of AB Holding Units to help fund anticipated obligations under our incentive compensation award program and for other corporate purposes.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands, except per unit amounts)
Net revenues, US GAAP basis	$877,867	$850,176	$2,531,128	$2,562,701
Adjustments:
Impact of adoption of revenue recognition standard ASC 606	—	—	—	77,844
Distribution-related payments	(127,726)	(106,372)	(349,973)	(322,827)
Amortization of deferred sales commissions	(3,605)	(4,651)	(10,348)	(17,362)
Pass-through fees and expenses	(14,690)	(10,084)	(40,687)	(31,180)
Impact of consolidated company-sponsored funds	(4,820)	(1,543)	(24,477)	(39,073)
Long-term incentive compensation-related investment gains and dividend and interest	(317)	(1,383)	(6,485)	(1,965)
Loss on sale of software technology	—	1,000	—	1,000
Other	—	—	—	47
Adjusted net revenues	$726,709	$727,143	$2,099,158	$2,229,185

Index

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Operating income, US GAAP basis	$202,783	$213,819	$555,154	$625,954
Adjustments:
Impact of adoption of revenue recognition standard ASC 606	—	—	—	35,156
Real estate (credits) charges	—	(155)	—	6,490
Acquisition-related expenses	556	—	3,275	—
Long-term incentive compensation-related items	517	1,820	1,151	2,822
CEO's EQH award compensation	217	—	908	—
Loss on sale of software technology	—	1,000	—	1,000
Other	—	—	—	47
Sub-total of non-GAAP adjustments	1,290	2,665	5,334	45,515
Less: Net income of consolidated entities attributable to non-controlling interests	4,145	726	22,018	23,637
Adjusted operating income	199,928	215,758	538,470	647,832
Adjusted income taxes	10,676	9,515	29,077	33,946
Adjusted net income	$189,252	$206,243	$509,393	$613,886

Diluted net income per AB Unit, GAAP basis	$0.69	$0.75	$1.86	$2.09
Impact of non-GAAP adjustments	0.01	0.01	0.02	0.16
Adjusted diluted net income per AB Unit	$0.70	$0.76	$1.88	$2.25

Adjusted operating margin	27.5%	29.7%	25.7%	29.1%

Adjusted operating income for the three months ended September 30, 2019 decreased $15.8 million, or 7.3%, from the three months ended September 30, 2018, primarily due to lower performance-based fees of $33.5 million, higher employee compensation and benefits expense (excluding the impact of long-term incentive compensation-related items) of $6.1 million, higher net distribution expenses of $6.1 million higher general and administrative expenses of $5.7 million, offset by higher investment advisory base fees of $35.8 million.

Adjusted operating income for the nine months ended September 30, 2019 decreased $109.4 million, or 16.9%, from the nine months ended September 30, 2018, primarily due to lower performance-based fees of $138.0 million, lower Bernstein Research Services revenue of $26.0 million and higher general and administrative expenses of $18.2 million, offset by lower employee compensation expense (excluding the impact of long-term incentive compensation-related items) of $42.1 million (see discussion below) and higher investment advisory base fees of $34.6 million.

On January 1, 2018, as a result of our adoption of ASC 606, we recorded a cumulative effect adjustment, net of tax, of $35.0 million to partners’ capital in the condensed consolidated statement of financial condition. This amount represented carried interest distributions of $77.9 million previously received, net of revenue sharing payments to investment team members of $42.7 million, with respect to which it was probable that significant reversal would not occur. These amounts were included in adjusted net revenues and adjusted operating income in the first quarter of 2018.

Adjusted Net Revenues

Adjusted net revenues offset distribution-related payments to third parties, as well as amortization of deferred sales commissions against distribution revenues. We believe offsetting net revenues by distribution-related payments is useful for our investors and other users of our financial statements because such presentation appropriately reflects the nature of these costs as pass-through payments to third parties that perform functions on behalf of our sponsored mutual funds and/or shareholders of these funds. We offset amortization of deferred sales commissions against net revenues because such costs, over time, essentially offset our distribution revenues. We also exclude additional pass-through expenses we incur (primarily through our transfer agency) that are reimbursed and recorded as fees in revenues. These fees do not affect operating income, but they do affect our operating margin. As such, we exclude these fees from adjusted net revenues.

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

Adjusted Operating Income

Adjusted operating income represents operating income on a US GAAP basis excluding (1) real estate charges (credits), (2) acquisition-related expenses, (3) the impact on net revenues and compensation expense of the investment gains and losses (as well as the dividends and interest) associated with employee long-term incentive compensation-related investments, (4) our CEO's EQH award compensation, as discussed below, (5) loss on software technology investment, and (6) the impact of consolidated company-sponsored investment funds; provided, however, that adjusted operating income includes the revenues and expenses associated with the implementation of ASC 606 during the first quarter of 2018 discussed above.

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
Losses on the sale of software technology has been excluded due to its non-recurring nature and because it is not part of our core operating results.

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

Index

Net Revenues

The components of net revenues are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
	(in thousands)				(in thousands)
Investment advisory and services fees:
Institutions:
Base fees	$114,314	$110,501	$3,813	3.5%	$335,161	$338,372	$(3,211)	(0.9)%
Performance-based fees	3,692	9,973	(6,281)	(63.0)	7,241	14,737	(7,496)	(50.9)
	118,006	120,474	(2,468)	(2.0)	342,402	353,109	(10,707)	(3.0)
Retail:
Base fees	279,224	252,884	26,340	10.4	782,132	750,860	31,272	4.2
Performance-based fees	2,030	1,371	659	48.1	6,589	16,406	(9,817)	(59.8)
	281,254	254,255	26,999	10.6	788,721	767,266	21,455	2.8
Private Wealth Management:
Base fees	215,227	205,533	9,694	4.7	628,779	610,352	18,427	3.0
Performance-based fees	1,897	29,801	(27,904)	(93.6)	9,440	51,560	(42,120)	(81.7)
	217,124	235,334	(18,210)	(7.7)	638,219	661,912	(23,693)	(3.6)
Total:
Base fees	608,765	568,918	39,847	7.0	1,746,072	1,699,584	46,488	2.7
Performance-based fees	7,619	41,145	(33,526)	(81.5)	23,270	82,703	(59,433)	(71.9)
	616,384	610,063	6,321	1.0	1,769,342	1,782,287	(12,945)	(0.7)

Bernstein Research Services	102,014	103,581	(1,567)	(1.5)	298,240	324,192	(25,952)	(8.0)
Distribution revenues	118,635	104,488	14,147	13.5	327,491	317,610	9,881	3.1
Dividend and interest income	24,882	21,942	2,940	13.4	79,882	71,351	8,531	12.0
Investment gains (losses)	4,433	565	3,868	n/m	31,117	26,860	4,257	15.8
Other revenues	24,497	24,012	485	2.0	71,499	76,548	(5,049)	(6.6)
Total revenues	890,845	864,651	26,194	3.0	2,577,571	2,598,848	(21,277)	(0.8)
Less: Interest expense	12,978	14,475	(1,497)	(10.3)	46,443	36,147	10,296	28.5
Net revenues	$877,867	$850,176	$27,691	3.3	$2,531,128	$2,562,701	$(31,573)	(1.2)

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

Index

Accordingly, fee income generally increases or decreases as AUM increases or decreases and is affected by market appreciation or depreciation, the addition of new client accounts or client contributions of additional assets to existing accounts, withdrawals of assets from and termination of client accounts, purchases and redemptions of mutual fund shares, shifts of assets between accounts or products with different fee structures, and acquisitions. Our average basis points realized (investment advisory and services fees divided by average AUM) generally approximate 35 to 110 basis points for actively-managed equity services, 10 to 70 basis points for actively-managed fixed income services and 2 to 20 basis points for passively-managed services. Average basis points realized for other services could range from 3 basis points for certain Retail third party managed services to over 100 basis points for certain Retail and Private Wealth Management alternative services. These ranges include all-inclusive fee arrangements (covering investment management, trade execution and other services) for our Private Wealth Management clients.

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

We sometimes charge our clients performance-based fees. In these situations, we charge a base advisory fee and are eligible to earn an additional performance-based fee or incentive allocation that is calculated as either a percentage of absolute investment results or a percentage of investment results in excess of a stated benchmark over a specified period of time. Some performance-based fees include a high-watermark provision, which generally provides that if a client account underperforms relative to its performance target (whether absolute or relative to a specified benchmark), it must gain back such underperformance before we can collect future performance-based fees. Therefore, if we fail to achieve our performance target for a particular period, we will not earn a performance-based fee for that period and, for accounts with a high-watermark provision, our ability to earn future performance-based fees will be impaired. We are eligible to earn performance-based fees on 7.6%, 9.3% and 0.7% of the assets we manage for institutional clients, private wealth clients and retail clients, respectively (in total, 5.3% of our AUM).

For the three months ended September 30, 2019, our investment advisory and services fees increased by $6.3 million, or 1.0%, from the three months ended September 30, 2018, primarily due to a $39.8 million, or 7.0%, increase in base fees, which primarily resulted from a 7.2% increase in average AUM. The increase was offset by a $33.5 million decrease in performance-based fees. For the nine months ended September 30, 2019, our investment advisory and services fees decreased by $12.9 million, or 0.7%, from the nine months ended September 30, 2018, primarily due to a $59.4 million decrease in performance-based fees, offset by a $46.5 million, or 2.7%, increase in base fees, which primarily resulted from a 2.4% increase in average AUM.

Institutional investment advisory and services fees for the three months ended September 30, 2019 decreased by $2.5 million, or 2.0%, from the three months ended September 30, 2018, primarily due to a $6.3 million decrease in performance-based fees, offset by a $3.8 million, or 3.5%, increase in base fees, which primarily resulted from a 5.5% increase in average AUM. Institutional investment advisory and services fees for the nine months ended September 30, 2019 decreased by $10.7 million, or 3.0%, from the nine months ended September 30, 2018, primarily due to a $7.5 million decrease in performance-based fees and a $3.2 million, or 0.9%, decrease in base fees.

Retail investment advisory and services fees for the three months ended September 30, 2019 increased by $27.0 million, or 10.6%, from the three months ended September 30, 2018, due to an increase in base fees of $26.3 million, or 10.4%, primarily resulting from a 12.6% increase in average AUM. Additionally, performance-based fees increased $0.7 million. Retail investment advisory and services fees for the nine months ended September 30, 2019 increased by $21.5 million, or 2.8%, from the nine months ended September 30, 2018, due to an increase in base fees of $31.3 million, or 4.2%, primarily resulting from a 6.5% increase in average AUM. The increase was partially offset by a decrease in performance-based fees of $9.8 million.

Private Wealth Management investment advisory and services fees for the three months ended September 30, 2019 decreased by $18.2 million, or 7.7%, from the three months ended September 30, 2018, primarily due to a decrease in performance-based fees of $27.9 million. The decrease was partially offset by an increase in base fees of $9.7 million, or 4.7%, resulting from a shift to higher earning fee funds. Private Wealth Management investment advisory and services fees for the nine months ended

Index

September 30, 2019 decreased by $23.7 million, or 3.6%, from the nine months ended September 30, 2018, primarily due to a decrease in performance-based fees of $42.1 million. The decrease was partially offset by an increase in base fees of $18.4 million, or 3.0%, resulting from a shift to higher earning fee funds.

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
Revenues from Bernstein Research Services for the three months ended September 30, 2019 decreased $1.6 million, or 1.5%, compared to the corresponding period in 2018 due to lower global customer activity and trading commissions which was partially offset by the inclusion of revenues from our recent acquisition of Autonomous (which closed on April 1, 2019). For the nine months ended September 30, 2019, Bernstein Research Services revenue decreased $26.0 million, or 8.0%, compared to the corresponding period in 2018 due to a decline in global client activity and trading commissions, partially offset by the inclusion of results from our recent acquisition of Autonomous.

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
Distribution revenues for the three months ended September 30, 2019 increased $14.1 million, or 13.5%, compared to the corresponding period in 2018, primarily due to the corresponding average AUM of these mutual funds increasing 13.9%, partially offset by the impact of a shift in product mix from mutual funds which have higher distribution rates to mutual funds with lower distribution rates. For the nine months ended September 30, 2019 distribution revenues increased $9.9 million, or 3.1% compared to the corresponding period in 2018, primarily due to the corresponding average AUM of these mutual funds increasing 4.7%, offset by the impact of a shift in product mix from mutual funds which have higher distribution rates to mutual funds with lower distribution rates.

Dividend and Interest Income and Interest Expense

Dividend and interest income consists primarily of investment income and interest earned on customer margin balances and U.S. Treasury Bills as well as dividend and interest income in our consolidated company-sponsored investment funds. Interest expense principally reflects interest accrued on cash balances in customers’ brokerage accounts. Dividend and interest income for the three months ended September 30, 2019 increased $2.9 million, or 13.4%, compared to the corresponding period in 2018, primarily due to higher dividend and interest income in our consolidated company-sponsored investment funds. Interest expense for the three months ended September 30, 2019 decreased $1.5 million, or 10.3%, compared to the corresponding period in 2018 due to lower broker dealer interest expense. For the nine months ended September 30, 2019, dividend and interest income increased $8.5 million, or 12.0%, compared to the corresponding period in 2018, primarily due to higher broker dealer interest income, offset by lower dividend and interest income in our consolidated company-sponsored investment funds. Interest expense for the nine months ended September 30, 2019 increased $10.3 million, or 28.5%, compared to the corresponding period in 2018 due to higher broker dealer interest expense.

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

Index

Investment gains (losses) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Long-term incentive compensation-related investments
Realized gains (losses)	$—	$50	$1,631	$2,222
Unrealized gains (losses)	187	1,202	4,442	(637)

Investments held by consolidated company-sponsored funds
Realized gains (losses)	4,358	(1,458)	6,293	1,375
Unrealized (losses) gains	(2,651)	3,292	29,522	23,755

Seed capital investments
Realized gains (losses)
Seed capital and other	1,879	3,608	5,314	(885)
Derivatives	(8,654)	(3,541)	(26,770)	(4,244)
Unrealized gains (losses)
Seed capital and other	1,035	225	13,423	5,597
Derivatives	8,446	(2,200)	(2,269)	479

Brokerage-related investments
Realized gains (losses)	263	(1,236)	(843)	(957)
Unrealized (losses) gains	(430)	623	374	155
	$4,433	$565	$31,117	$26,860

Other Revenues

Other revenues consist of fees earned for transfer agency services provided to company-sponsored mutual funds, fees earned for administration and recordkeeping services provided to company-sponsored mutual funds and the general accounts of AXA, EQH and their respective subsidiaries, and other miscellaneous revenues. Other revenues for the three months ended September 30, 2019 increased $0.5 million, or 2.0%, compared to the corresponding period in 2018, primarily due to higher shareholder servicing fees. Other revenues for the nine months ended September 30, 2019 decreased $5.0 million, or 6.6%, compared to the corresponding period in 2018, primarily due to lower brokerage income and lower investment income related to our consolidated company-sponsored investment funds.

Index

Expenses

The components of expenses are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
	(in thousands)				(in thousands)
Employee compensation and benefits	$361,822	$357,442	$4,380	1.2%	$1,064,833	$1,059,515	$5,318	0.5%
Promotion and servicing:
Distribution-related payments	127,726	106,372	21,354	20.1	349,973	322,827	27,146	8.4
Amortization of deferred sales commissions	3,605	4,651	(1,046)	(22.5)	10,348	17,362	(7,014)	(40.4)
Trade execution, marketing, T&E and other	53,814	50,793	3,021	5.9	161,012	164,095	(3,083)	(1.9)
	185,145	161,816	23,329	14.4	521,333	504,284	17,049	3.4
General and administrative:
General and administrative	117,056	107,526	9,530	8.9	355,084	337,596	17,488	5.2
Real estate charges (credits)	153	(155)	308	n/m	701	6,490	(5,789)	(89.2)
	117,209	107,371	9,838	9.2	355,785	344,086	11,699	3.4
Contingent payment arrangements	829	52	777	n/m	1,712	157	1,555	n/m
Interest	2,802	2,711	91	3.4	10,775	7,952	2,823	35.5
Amortization of intangible assets	7,277	6,965	312	4.5	21,536	20,753	783	3.8
Total	$675,084	$636,357	$38,727	6.1	$1,975,974	$1,936,747	$39,227	2.0

Employee Compensation and Benefits

Employee compensation and benefits consist of base compensation (including salaries and severance), annual short-term incentive compensation awards (cash bonuses), annual long-term incentive compensation awards, commissions, fringe benefits and other employment costs (including recruitment, training, temporary help and meals).

Compensation expense as a percentage of net revenues was 41.2% and 42.0% for the three months ended September 30, 2019 and 2018, respectively. Compensation expense as a percentage of net revenues was 42.1% and 41.3% for the nine months ended September 30, 2019 and 2018, respectively. Compensation expense generally is determined on a discretionary basis and is primarily a function of our firm’s current-year financial performance. The amounts of incentive compensation we award are designed to motivate, reward and retain top talent while aligning our executives' interests with the interests of our Unitholders. Senior management, with the approval of the Compensation and Workplace Practices Committee of the Board of Directors of AllianceBernstein Corporation (“Compensation Committee”), periodically confirms that the appropriate metric to consider in determining the amount of incentive compensation is the ratio of adjusted employee compensation and benefits expense to adjusted net revenues. Adjusted net revenues used in the adjusted compensation ratio are the same as the adjusted net revenues presented as a non-GAAP measure (discussed earlier in this MD&A). Adjusted employee compensation and benefits expense is total employee compensation and benefits expense minus other employment costs such as recruitment, training, temporary help and meals (which were 1.1% and 1.2%, respectively, of adjusted net revenues for the three and nine months ended September 30, 2019, and 1.2% and 1.1%, respectively, of net adjusted revenues for the three and nine months ended September 30, 2018), and excludes the impact of mark-to-market vesting expense, as well as dividends and interest expense, associated with employee long-term incentive

Index

compensation-related investments and the amortization expense associated with the CEO's EQH awards. Senior management, with the approval of the Compensation Committee, has established as an objective that adjusted employee compensation and benefits expense generally should not exceed 50% of our adjusted net revenues, except in unexpected or unusual circumstances. Our ratio of adjusted compensation expense as a percentage of adjusted net revenues was 48.5% and 49.2% for the three and nine months ended September 30, 2019 and 47.5% and 48.2%, respectively, for the three and nine months ended September 30, 2018.

For the three months ended September 30, 2019, employee compensation and benefits expense increased $4.4 million, or 1.2%, compared to the three months ended September 30, 2018, primarily due to higher base compensation of $10.0 million and higher fringes of $5.6 million, offset by lower incentive compensation of $10.1 million. For the nine months ended September 30, 2019, employee compensation and benefits expense increased $5.3 million, or 0.5%, compared to the nine months ended September 30, 2018, primarily due to higher base compensation of $28.1 million and higher fringes of $14.6 million, offset by lower incentive compensation of $36.0 million and lower commissions of $2.4 million.

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

Promotion and servicing expenses increased $23.3 million, or 14.4%, during the three months ended September 30, 2019 compared to the three months ended September 30, 2018. The increase primarily was due to higher distribution-related payments of $21.4 million, higher travel and entertainment of $1.0 million and higher marketing and communication of $1.0 million. Promotion and servicing expenses increased $17.0 million, or 3.4%, during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The increase primarily was due to higher distribution-related payments of $27.1 million and higher travel and entertainment of $2.4 million, offset by lower amortization of deferred sales commissions of $7.0 million and lower trade execution and clearing costs of $4.6 million.

General and Administrative

General and administrative expenses include portfolio services expenses, technology expenses, professional fees and office-related expenses (occupancy, communications and similar expenses). General and administrative expenses as a percentage of net revenues were 13.4% and 12.6% for the three months ended September 30, 2019 and 2018, respectively. General and administrative expenses increased $9.8 million, or 9.2%, during the three months ended September 30, 2019 compared to the corresponding period in 2018, primarily due to higher portfolio service fees of $4.0 million, higher occupancy costs of $3.2 million and higher technology fees of $2.7 million. General and administrative expenses as a percentage of net revenues were 14.1% and 13.4% for the nine months ended September 30, 2019 and 2018, respectively. General and administrative expenses increased $11.7 million, or 3.4%, during the first nine months of 2019 compared to the same period in 2018, primarily due to higher professional fees of $9.1 million and higher technology fees of $7.7 million, offset by lower real estate charges of $5.8 million.

Contingent Payment Arrangements

Contingent payment arrangements reflect changes in estimates of contingent payment liabilities associated with acquisitions in previous periods, as well as accretion expense of these liabilities. There were no changes in the estimates during the first nine months of 2019 or 2018.

Income Taxes

AB, a private limited partnership, is not subject to federal or state corporate income taxes, but is subject to a 4.0% New York City unincorporated business tax (“UBT”). Our domestic corporate subsidiaries are subject to federal, state and local income taxes, and generally are included in the filing of a consolidated federal income tax return. Separate state and local income tax returns also are filed. Foreign corporate subsidiaries generally, are subject to taxes in the foreign jurisdictions where they are located.

Income tax expense for the three months ended September 30, 2019 increased $1.4 million, or 14.9%, compared to the three months ended September 30, 2018. The increase is due to a higher effective tax rate in the current quarter of 5.3% compared to 4.4% in the third quarter of 2018, driven by a $1.5 million increase of a FIN 48 reserve based on new information received during the quarter. Income tax expense for the nine months ended September 30, 2019 decreased $2.8 million, or 8.6%, compared to the nine months ended September 30, 2018. The decrease is driven by a more favorable mix of earnings across the AB tax filing groups.

Index

Net Income (Loss) of Consolidated Entities Attributable to Non-Controlling Interests

Net income (loss) of consolidated entities attributable to non-controlling interests primarily consists of limited partner interests owned by other investors in our consolidated company-sponsored investment funds. During the first nine months of 2019, we had $22.0 million of net gains of consolidated entities attributable to non-controlling interests compared to net gains of $23.6 million during the first nine months of 2018. Fluctuations period-to-period result primarily from the number of consolidated company-sponsored investment funds and their respective market performance.

CAPITAL RESOURCES AND LIQUIDITY

During the first nine months of 2019, net cash provided by operating activities was $806.0 million, compared to $1.1 billion during the corresponding 2018 period. The change reflects net activity of our consolidated funds of $456.7 million and a decrease in broker-dealer related payables (net of receivables and segregated U.S. Treasury bills activity) of $273.8 million, offset by lower net purchases of broker-dealer investments of $437.7 million.

During the first nine months of 2019, net cash used in investing activities was $19.1 million, compared to $27.0 million during the corresponding 2018 period. The change is primarily due to the acquisition of Autonomous, net of cash acquired, of $5.3 million.

During the first nine months of 2019, net cash used in financing activities was $710.2 million, compared to $1.5 billion during the corresponding 2018 period. The change reflects net subscriptions in consolidated company-sponsored investments funds compared to net redemptions in the corresponding 2018 period (impact of $642.3 million), lower distributions to the General Partner and Unitholders of $138.7 million as a result of lower earnings (distributions on earnings are paid one quarter in arrears) and proceeds from bank loans versus repayment of bank loans in 2018 for $130.0 million, partially offset by an increase in net repayments of commercial paper in 2019 of $130.2 million.

As of September 30, 2019, AB had $705.0 million of cash and cash equivalents (excluding cash and cash equivalents of consolidated company-sponsored investment funds), all of which are available for liquidity, but consist primarily of cash on deposit for our broker-dealers related to various customer clearing activities, and cash held by foreign subsidiaries of $443.7 million.

Debt and Credit Facilities

As of September 30, 2019 and December 31, 2018, AB had $304.7 million and $523.2 million, respectively, in commercial paper outstanding with weighted average interest rates of approximately 2.2% and 2.7%, respectively. Debt included in the statement of financial condition is presented net of issuance costs of $1.6 million and $1.9 million as of September 30, 2019 and December 31, 2018, respectively. The commercial paper is short term in nature, and as such, recorded value is estimated to approximate fair value (and considered a Level 2 security in the fair value hierarchy). Average daily borrowings of commercial paper during the first nine months of 2019 and the full year 2018 were $464.5 million and $350.3 million, respectively, with weighted average interest rates of approximately 2.6% and 2.0%, respectively.

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

The Credit Facility contains affirmative, negative and financial covenants, which are customary for facilities of this type, including restrictions on dispositions of assets, restrictions on liens, a minimum interest coverage ratio and a maximum leverage ratio. As of September 30, 2019, we were in compliance with these covenants. The Credit Facility also includes customary events of default (with customary grace periods, as applicable), including provisions under which, upon the occurrence of an event of default, all outstanding loans may be accelerated and/or lender’s commitments may be terminated. Also, under such provisions, upon the occurrence of certain insolvency- or bankruptcy-related events of default, all amounts payable under the Credit Facility would automatically become immediately due and payable, and the lender’s commitments would automatically terminate.

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

As of September 30, 2019 and December 31, 2018, we had no amounts outstanding under the Credit Facility. During the first nine months of 2019 and the full year 2018, we did not draw upon the Credit Facility.

AB has a $200.0 million committed, unsecured senior revolving credit facility (the "Revolver") with a leading international bank, which matures on November 16, 2021. The Revolver is available for AB's and SCB LLC's business purposes, including the provision of additional liquidity to meet funding requirements primarily related to SCB LLC's operations. Both AB and SCB LLC can draw directly under the Revolver and management expects to draw on the Revolver from time to time. AB has agreed to guarantee the obligations of SCB LLC under the Revolver. The Revolver contains affirmative, negative and financial covenants which are identical to those of the Credit Facility. As of September 30, 2019 and December 31, 2018, we had $80.0 million and $25.0 million outstanding under the Revolver, respectively, with interest rates of 2.9% and 3.4%, respectively. Average daily borrowing under the Revolver during the first nine months of 2019 and full year 2018 were $28.0 million and $19.4 million, respectively, with weighted average interest rates of approximately 3.4% and 2.8%, respectively.

In addition, SCB LLC currently has three uncommitted lines of credit with three financial institutions. Two of these lines of credit permit us to borrow up to an aggregate of approximately $175.0 million, with AB named as an additional borrower, while the other line has no stated limit. As of September 30, 2019 and December 31, 2018, SCB LLC had no bank loans outstanding. Average daily borrowings of bank loans during the first nine months of 2019 and full year 2018 were $2.3 million and $2.7 million, respectively, with weighted average interest rates of approximately 1.8% and 1.6%, respectively.

Our financial condition and access to public and private debt markets should provide adequate liquidity for our general business needs. Management believes that cash flow from operations and the issuance of debt and AB Units or AB Holding Units will provide us with the resources we need to meet our financial obligations. See “Cautions Regarding Forward-Looking Statements.”

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

During 2010, as general partner of AllianceBernstein U.S. Real Estate L.P. (“Real Estate Fund”), we committed to invest $25.0 million in the Real Estate Fund. As of September 30, 2019, we had funded $22.4 million of this commitment. During 2014, as general partner of AllianceBernstein U.S. Real Estate II L.P. (“Real Estate Fund II”), we committed to invest $28.0 million, as amended in 2015, in Real Estate Fund II. As of September 30, 2019, we had funded $19.4 million of this commitment.

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

•
Our 2020 Margin Target: We previously adopted a goal of increasing our adjusted operating margin to a target of 30% by 2020, subject to the assumptions, factors and contingencies described as part of the initial disclosure of this target. Our adjusted operating margin, which was 29.1% during 2018, declined to 25.7% during the first nine months of 2019.

Our AUM and, therefore, our investment advisory revenues, including performance-based fee revenues, are heavily dependent upon the level and volatility of the financial markets. Based upon our current revenue and expense projections, we do not believe that achieving the 2020 Margin Target is likely. However, we are taking additional actions to better align our expenses with our expected revenues. We remain committed to achieving an adjusted operating margin of 30% in years subsequent to 2020 and will take continued actions in this regard, subject to prevailing market conditions and the evolution of our business mix.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the third quarter of 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

Part II

OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 12 to the condensed consolidated financial statements contained in Part I, Item 1.

Item 1A.	Risk Factors

There have been no material changes in our risk factors from those disclosed in AB’s Form 10-K for the year ended December 31, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no AB Units sold by AB in the period covered by this report that were not registered under the Securities Act.

AB Units bought by us or one of our affiliates during the third quarter of 2019 are as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of AB Holding Units Purchased	Average Price Paid Per AB Holding Unit, net of Commissions	Total Number of AB Holding Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of AB Holding Units that May Yet Be Purchased Under the Plans or Programs
7/1/19 - 7/31/19	—	$—	—	—
8/1/19 - 8/31/19	—	—	—	—
9/1/19 - 9/30/19(1)	500	28.67	—	—
Total	500	$28.67	—	—

(1) During September 2019, AB purchased 500 AB units in private transactions.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Index

Item 5.	Other Information

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
In addition, AXA has informed us that AXA Hong Kong, an AXA insurance subsidiary organized under the laws of Hong Kong, provided the Iranian state-owned Hong Kong Branch of Melli Bank PLC, which was re-designated on November 5, 2018 pursuant to E.O. 13224, with group health insurance for its employees. This business has now been canceled. The total annual premium of these policies is approximately $27,122 and the annual net profit arising from these policies, which is difficult to calculate with precision, is estimated to be $4,339.

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

Index

The aggregate annual premium for the above-referenced insurance policies is approximately $563,784, representing approximately 0.0006% of AXA’s 2018 consolidated revenues, which exceed $100 billion. The related net profit, which is difficult to calculate with precision, is estimated to be $85,539, representing approximately 0.002% of AXA’s 2018 aggregate net profit.

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

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL (included in Exhibit 101).

Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	October 24, 2019	ALLIANCEBERNSTEIN L.P.

		By:	/s/ John C. Weisenseel
John C. Weisenseel
Chief Financial Officer

		By:	/s/ William R. Siemers
William R. Siemers
Chief Accounting Officer