Form 10-K
period 2019-12-31
ALLIANCEBERNSTEIN L.P.
filed 2020-02-12
CIK 1109448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2019
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
(Zip Code)
Registrant’s telephone number, including area code: (212) 969-1000
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

Title of Class	Trading Symbol	Name of each exchange on which registered
Units of Limited Partnership Interest	None	None
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐  No ☒
The number of units of limited partnership interest outstanding as of December 31, 2019 was 270,380,314.
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

“Equitable America” – Equitable Financial Insurance Company of America (f/k/a MONY Life Insurance Company of America, an Arizona corporation) and a subsidiary of Equitable Holdings.

“Equitable Holdings” or “EQH” – Equitable Holdings, Inc. (Delaware corporation) and its subsidiaries other than AB and its subsidiaries.

“Equitable Life” – AXA Equitable Life Insurance Company (New York stock life insurance company), a subsidiary of Equitable Holdings, and its subsidiaries other than AB and its subsidiaries.

“Exchange Act” – the Securities Exchange Act of 1934, as amended.

“ERISA” – the Employee Retirement Income Security Act of 1974, as amended.

"GAAP" – U.S. Generally Accepted Accounting Principles.

“General Partner” – AllianceBernstein Corporation (Delaware corporation), the general partner of AB and AB Holding and a subsidiary of Equitable Holdings, and, where appropriate, ACMC, LLC, its predecessor.

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

We use “emerging markets” in this Form 10-K to refer to countries included in the Morgan Stanley Capital International (“MSCI”) emerging markets index, which are, as of December 31, 2019: Argentina, Brazil, Chile, China, Colombia, Czech Republic, Egypt, Greece, Hungary, India, Indonesia, Korea, Malaysia, Mexico, Pakistan, Peru, Philippines, Poland, Qatar, Russia, Saudi Arabia, South Africa, Taiwan, Thailand, Turkey and the United Arab Emirates.

Clients

We provide research, diversified investment management and related services globally to a broad range of clients through our three buy-side distribution channels: Institutions, Retail and Private Wealth Management, and our sell-side business, Bernstein Research Services.  See “Distribution Channels” in this Item 1 for additional information.

As of December 31, 2019, 2018 and 2017, our AUM were approximately $623 billion, $516 billion and $554 billion, respectively, and our net revenues as of December 31, 2019, 2018 and 2017 were approximately $3.5 billion, $3.4 billion and $3.3 billion, respectively. EQH (our parent company), AXA and their respective subsidiaries, whose AUM consist primarily of fixed income investments, constitute our largest clients. Our EQH affiliates represented approximately 18%, 18% and 17% of our AUM as of December 31, 2019, 2018 and 2017, and we earned approximately 3% of our net revenues from services we provided to them in each of those years. AXA and its subsidiaries represented approximately 5%, 6% and 6% of our AUM as of December 31, 2019, 2018 and 2017, and we earned approximately 2% of our net revenues from services we provided to them in each of those years. See “Distribution Channels” below and “Assets Under Management” and “Net Revenues” in Item 7 for additional information regarding our AUM and net revenues.

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

Corporate Responsibility
As a fiduciary, responsible investor and research firm, we believe that being a responsible company and investing responsibly are linked. The views of governments, communities, consumers and other stakeholders continue to evolve on responsible behavior, and firms are rethinking their purpose beyond maximizing shareholder value. Increasingly, investors are more closely scrutinizing companies, including investment managers (like us), to determine how committed they are to corporate responsibility.

At AB, we are working to become a better firm. To us, this means giving back to the communities in which we work through our firm-wide philanthropic initiative, AB Gives Back, and reducing our environmental footprint by increasing our use of “green buildings,” such as our new headquarters in Nashville, Tennessee. Additionally, by promoting diversity and inclusion, we are afforded different perspectives and ways of thinking, which can lead to better outcomes for our clients.

Also, striving to be more responsible gives us a richer perspective for evaluating other firms. As longtime fundamental investors with a strong research heritage, we have integrated environmental, social and governance (“ESG”) considerations into various processes. This helps us make fully informed risk/return assessments and draw insightful investment conclusions. Further, we have invested in technology and innovation to enable our investment teams to formalize their ESG evaluations and share insights from our engagements with other companies.

We provide additional information in this regard in our corporate responsibility report, which can be found under “Corporate Responsibility - Overview” on our Internet site.

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

Our AUM by client domicile and investment service as of December 31, 2019, 2018 and 2017 were as follows:

By Client Domicile ($ in billions):
By Investment Service ($ in billions):

Distribution Channels

Institutions

We offer to our institutional clients, which include private and public pension plans, foundations and endowments, insurance companies, central banks and governments worldwide, and affiliates such as EQH and its subsidiaries, separately-managed accounts, sub-advisory relationships, structured products, collective investment trusts, mutual funds, hedge funds and other investment vehicles (“Institutional Services”).

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

EQH and its subsidiaries constitute our largest institutional client. EQH and its subsidiaries combined AUM accounted for approximately 28%, 26% and 24% of our institutional AUM as of December 31, 2019, 2018 and 2017, respectively, and approximately 17%, 16% and 15% of our institutional revenues for 2019, 2018 and 2017, respectively. Also, AXA and its subsidiaries combined AUM accounted for approximately 10%, 11% and 10% of our institutional AUM as of December 31, 2019, 2018 and 2017, respectively, and approximately 11%, 11% and 10% of our institutional revenues for 2019, 2018 and 2017, respectively. No single institutional client other than EQH, AXA and their respective subsidiaries accounted for more than approximately 1% of our net revenues for the year ended December 31, 2019.

As of December 31, 2019, 2018 and 2017, Institutional Services represented approximately 45%, 48% and 48%, respectively, of our AUM, and the fees we earned from providing these services represented approximately 14% of our net revenues for each of those years. Our AUM and revenues are as follows:

Institutional Services Assets Under Management
(by Investment Service)

	December 31,			% Change
	2019	2018	2017	2019-18	2018-17
	(in millions)
Equity Actively Managed:
U.S.	$13,861	$9,629	$10,521	44.0%	(8.5)%
Global & Non-US	30,767	23,335	22,577	31.8	3.4
Total	44,628	32,964	33,098	35.4	(0.4)
Equity Passively Managed(1):
U.S.	21,349	17,481	18,515	22.1	(5.6)
Global & Non-US	3,951	3,174	3,521	24.5	(9.9)
Total	25,300	20,655	22,036	22.5	(6.3)
Total Equity	69,928	53,619	55,134	30.4	(2.7)
Fixed Income Taxable:
U.S.	107,436	96,913	103,073	10.9	(6.0)
Global & Non-US	50,281	51,156	60,233	(1.7)	(15.1)
Total	157,717	148,069	163,306	6.5	(9.3)
Fixed Income Tax-Exempt:
U.S.	1,209	1,046	1,051	15.6	(0.5)
Global & Non-US	—	—	—	—	—
Total	1,209	1,046	1,051	15.6	(0.5)
Fixed Income Passively Managed(1):
U.S.	69	73	66	(5.5)	10.6
Global & Non-US	20	15	20	33.3	(25.0)
Total	89	88	86	1.1	2.3
Total Fixed Income	159,015	149,203	164,443	6.6	(9.3)
Other(2):
U.S.	5,568	5,024	5,258	10.8	(4.5)
Global & Non-US	48,179	38,433	44,442	25.4	(13.5)
Total	53,747	43,457	49,700	23.7	(12.6)
Total:
U.S.	149,492	130,166	138,484	14.8	(6.0)
Global & Non-US	133,198	116,113	130,793	14.7	(11.2)
Total	$282,690	$246,279	$269,277	14.8	(8.5)
Affiliated - EQH	$78,506	$64,447	$65,384	21.8	(1.4)
AXA	27,136	25,948	26,519	4.6	(2.2)
Non-affiliated	177,048	155,884	177,374	13.6	(12.1)
Total	$282,690	$246,279	$269,277	14.8	(8.5)
________________________________________________________________________________________________________________________

(1)	Includes index and enhanced index services.

(2)	Includes certain multi-asset solutions and services and certain alternative investments.

Revenues from Institutional Services
(by Investment Service)

	Years Ended December 31,			% Change
	2019	2018	2017	2019-18	2018-17
	(in thousands)
Equity Actively Managed:
U.S.	$62,252	$60,465	$53,352	3.0%	13.3%
Global & Non-US	98,169	103,763	88,676	(5.4)	17.0
Total	160,421	164,228	142,028	(2.3)	15.6
Equity Passively Managed(1):
U.S.	3,846	3,713	3,721	3.6	(0.2)
Global & Non-US	1,992	1,880	1,882	6.0	(0.1)
Total	5,838	5,593	5,603	4.4	(0.2)
Total Equity	166,259	169,821	147,631	(2.1)	15.0
Fixed Income Taxable:
U.S.	103,735	102,356	107,262	1.3	(4.6)
Global & Non-US	100,352	106,314	112,294	(5.6)	(5.3)
Total	204,087	208,670	219,556	(2.2)	(5.0)
Fixed Income Tax-Exempt:
U.S.	1,309	1,217	1,989	7.6	(38.8)
Global & Non-US	—	—	—	—	—
Total	1,309	1,217	1,989	7.6	(38.8)
Fixed Income Passively Managed(1):
U.S.	86	49	202	75.5	(75.7)
Global & Non-US	21	28	16	(25.0)	75.0
Total	107	77	218	39.0	(64.7)
Fixed Income Servicing(2):
U.S.	13,215	12,708	13,597	4.0	(6.5)
Global & Non-US	—	—	(14)	n/m	100.0
Total	13,215	12,708	13,583	4.0	(6.4)
Total Fixed Income	218,718	222,672	235,346	(1.8)	(5.4)
Other(3):
U.S.	54,582	52,131	63,192	4.7	(17.5)
Global & Non-US	39,405	33,530	38,153	17.5	(12.1)
Total	93,987	85,661	101,345	9.7	(15.5)
Total Investment Advisory and Services Fees:
U.S.	239,025	232,639	243,315	2.7	(4.4)
Global & Non-US	239,939	245,515	241,007	(2.3)	1.9
Consolidated company-sponsored investment funds	—	(372)	(8,717)	100.0	n/m
Total	478,964	477,782	475,605	0.2	0.5
Distribution Revenues	704	757	1,047	(7.0)	(27.7)
Shareholder Servicing Fees	476	529	488	(10.0)	8.4
Total	$480,144	$479,068	$477,140	0.2	0.4
Affiliated - EQH	$81,605	$77,021	$72,082	6.0	6.9
AXA	55,135	53,745	48,843	2.6	10.0
Non-affiliated	343,404	348,302	356,215	(1.4)	(2.2)
Total	$480,144	$479,068	$477,140	0.2	0.4
________________________________________________________________________________________________________________________

(1)	Includes index and enhanced index services.

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

Fees paid by the U.S. Funds are reflected in the applicable investment management agreement, which generally must be approved annually by the board of directors or trustees of those funds, by a majority vote of the independent directors or trustees. Increases in these fees must be approved by fund shareholders; decreases need not be, including any decreases implemented by a fund’s directors or trustees. In general, each investment management agreement with the U.S. Funds provides for termination by either party, at any time, upon 60 days’ notice.

Fees paid by Non-U.S. Funds are reflected in management agreements that continue until they are terminated. Increases in these fees generally must be approved by the relevant regulatory authority, depending on the domicile and structure of the fund, and Non-U.S. Fund shareholders must be given advance notice of any fee increases.

The mutual funds we sub-advise for EQH, AXA and their respective subsidiaries constitute our largest retail clients. EQH and its subsidiaries accounted for approximately 14%, 16% and 16% of our retail AUM as of December 31, 2019, 2018 and 2017, respectively, and approximately 2% of our retail net revenues in each of those years. AXA and its subsidiaries accounted for approximately 2%, 3% and 3% of our retail AUM as of December 31, 2019, 2018 and 2017, respectively, and approximately 1%, 2% and 2% of our retail net revenues for the years ended December 31, 2019, 2018 and 2017, respectively.

HSBC was responsible for approximately 14%, 7% and 9% of our open-end mutual fund sales in 2019, 2018 and 2017, respectively. HSBC is not under any obligation to sell a specific amount of AB Fund shares and is not our affiliate.

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

As of December 31, 2019, retail U.S. Fund AUM were approximately $55 billion, or 23% of retail AUM, as compared to $43 billion, or 24%, as of December 31, 2018, and $47 billion, or 25%, as of December 31, 2017. Non-U.S. Fund AUM, as of December 31, 2019, totaled $103 billion, or 43% of retail AUM, as compared to $71 billion, or 39%, as of December 31, 2018, and $76 billion, or 40%, as of December 31, 2017.

Our Retail Services represented approximately 39%, 35% and 35% of our AUM as of December 31, 2019, 2018 and 2017, respectively, and the fees we earned from providing these services represented approximately 46%, 44% and 43% of our net revenues for the years ended December 31, 2019, 2018 and 2017, respectively. Our AUM and revenues are as follows:

Retail Services Assets Under Management
(by Investment Service)

	December 31,			% Change
	2019	2018	2017	2019-18	2018-17
	(in millions)
Equity Actively Managed:
U.S.	$57,125	$41,450	$37,720	37.8%	9.9%
Global & Non-US	24,497	19,475	20,274	25.8	(3.9)
Total	81,622	60,925	57,994	34.0	5.1
Equity Passively Managed(1):
U.S.	27,153	22,658	23,294	19.8	(2.7)
Global & Non-US	7,530	6,697	8,758	12.4	(23.5)
Total	34,683	29,355	32,052	18.2	(8.4)
Total Equity	116,305	90,280	90,046	28.8	0.3
Fixed Income Taxable:
U.S.	9,093	7,029	7,699	29.4	(8.7)
Global & Non-US	79,315	53,413	65,963	48.5	(19.0)
Total	88,408	60,442	73,662	46.3	(17.9)
Fixed Income Tax-Exempt:
U.S.	20,706	16,403	15,654	26.2	4.8
Global & Non-US	44	42	53	4.8	(20.8)
Total	20,750	16,445	15,707	26.2	4.7
Fixed Income Passively Managed(1):
U.S.	5,031	4,965	5,173	1.3	(4.0)
Global & Non-US	3,794	3,964	4,250	(4.3)	(6.7)
Total	8,825	8,929	9,423	(1.2)	(5.2)
Total Fixed Income	117,983	85,816	98,792	37.5	(13.1)
Other(2):
U.S.	2,470	2,476	2,799	(0.2)	(11.5)
Global & Non-US	2,408	2,197	1,311	9.6	67.6
Total	4,878	4,673	4,110	4.4	13.7
Total:
U.S.	121,578	94,981	92,339	28.0	2.9
Global & Non-US	117,588	85,788	100,609	37.1	(14.7)
Total	$239,166	$180,769	$192,948	32.3	(6.3)
Affiliated - EQH	$34,448	$29,206	$30,720	17.9	(4.9)
AXA	5,680	5,471	6,245	3.8	(12.4)
Non-affiliated	199,038	146,092	155,983	36.2	(6.3)
Total	$239,166	$180,769	$192,948	32.3	(6.3)
________________________________________________________________________________________________________________________

(1)	Includes index and enhanced index services.

(2)	Includes certain multi-asset solutions and services and certain alternative investments.

Revenues from Retail Services
(by Investment Service)

	Years Ended December 31,			% Change
	2019	2018	2017	2019-18	2018-17
	(in thousands)
Equity Actively Managed:
U.S.	$283,461	$235,611	$204,363	20.3%	15.3%
Global & Non-US	153,156	149,995	114,277	2.1	31.3
Total	436,617	385,606	318,640	13.2	21.0
Equity Passively Managed(1):
U.S.	9,179	8,901	8,508	3.1	4.6
Global & Non-US	6,994	7,861	6,636	(11.0)	18.5
Total	16,173	16,762	15,144	(3.5)	10.7
Total Equity	452,790	402,368	333,784	12.5	20.5
Fixed Income Taxable:
U.S.	26,963	25,194	23,142	7.0	8.9
Global & Non-US	479,886	438,048	454,613	9.6	(3.6)
Total	506,849	463,242	477,755	9.4	(3.0)
Fixed Income Tax-Exempt:
U.S.	65,375	58,824	54,106	11.1	8.7
Global & Non-US	99	132	120	(25.0)	10.0
Total	65,474	58,956	54,226	11.1	8.7
Fixed Income Passively Managed(1):
U.S.	5,972	6,086	6,055	(1.9)	0.5
Global & Non-US	6,133	6,809	7,567	(9.9)	(10.0)
Total	12,105	12,895	13,622	(6.1)	(5.3)
Total Fixed Income	584,428	535,093	545,603	9.2	(1.9)
Other(2):
U.S.	51,958	63,232	59,751	(17.8)	5.8
Global & Non-US	8,946	8,575	6,583	4.3	30.3
Total	60,904	71,807	66,334	(15.2)	8.3
Total Investment Advisory and Services Fees:
U.S.	442,908	397,848	355,925	11.3	11.8
Global & Non-US	655,214	611,420	589,796	7.2	3.7
Consolidated company-sponsored investment funds	883	1,047	1,005	(15.7)	4.2
Total	1,099,005	1,010,315	946,726	8.8	6.7
Distribution Revenues	447,050	411,996	405,939	8.5	1.5
Shareholder Servicing Fees	73,777	72,134	71,225	2.3	1.3
Total	$1,619,832	$1,494,445	$1,423,890	8.4	5.0
Affiliated - EQH	$27,737	$27,814	$26,393	(0.3)	5.4
AXA	23,293	24,946	23,769	(6.6)	5.0
Non-affiliated	1,568,802	1,441,685	1,373,728	8.8	4.9
Total	$1,619,832	$1,494,445	$1,423,890	8.4	5.0
________________________________________________________________________________________________________________________

(1)	Includes index and enhanced index services.

(2)	Includes certain multi-asset solutions and services and certain alternative investments.

Private Wealth Management

We offer to our private wealth clients, which include high-net-worth individuals and families, trusts and estates, charitable foundations, partnerships, private and family corporations, and other entities, separately-managed accounts, hedge funds, mutual funds and other investment vehicles (“Private Wealth Services”).

We manage these accounts pursuant to written investment advisory agreements, which generally are terminable at any time or upon relatively short notice by any party, and may not be assigned without the client's consent. For information about our investment advisory and services fees, including performance-based fees, see “Risk Factors” in Item 1A and “Net Revenues – Investment Advisory and Services Fees” in Item 7.

Our Private Wealth Services represented approximately 16%, 17% and 17% of our AUM as of December 31, 2019, 2018 and 2017, respectively. The fees we earned from providing these services represented approximately 26%, 26% and 24% of our net revenues for 2019, 2018 and 2017, respectively. Our AUM and revenues are as follows:

Private Wealth Services Assets Under Management
(by Investment Service)

	December 31,			% Change
	2019	2018	2017	2019-18	2018-17
	(in millions)
Equity Actively Managed:
U.S.	$26,840	$22,504	$26,492	19.3%	(15.1)%
Global & Non-US	24,094	19,809	21,880	21.6	(9.5)
Total	50,934	42,313	48,372	20.4	(12.5)
Equity Passively Managed(1):
U.S.	142	113	130	25.7	(13.1)
Global & Non-US	32	42	51	(23.8)	(17.6)
Total	174	155	181	12.3	(14.4)
Total Equity	51,108	42,468	48,553	20.3	(12.5)
Fixed Income Taxable:
U.S.	7,583	7,022	6,772	8.0	3.7
Global & Non-US	4,587	4,154	4,141	10.4	0.3
Total	12,170	11,176	10,913	8.9	2.4
Fixed Income Tax-Exempt:
U.S.	25,102	24,129	23,636	4.0	2.1
Global & Non-US	15	15	18	—	(16.7)
Total	25,117	24,144	23,654	4.0	2.1
Fixed Income Passively Managed(1):
U.S.	—	11	—	(100.0)	n/m
Global & Non-US	372	404	401	(7.9)	0.7
Total	372	415	401	(10.4)	3.5
Total Fixed Income	37,659	35,735	34,968	5.4	2.2
Other(2):
U.S.	6,808	5,762	3,606	18.2	59.8
Global & Non-US	5,484	5,340	5,139	2.7	3.9
Total	12,292	11,102	8,745	10.7	27.0
Total:
U.S.	66,475	59,541	60,636	11.6	(1.8)
Global & Non-US	34,584	29,764	31,630	16.2	(5.9)
Total	$101,059	$89,305	$92,266	13.2	(3.2)
________________________________________________________________________________________________________________________

(1)	Includes index and enhanced index services.

(2)	Includes certain multi-asset solutions and services and certain alternative investments.

Revenues From Private Wealth Services
(by Investment Service)

	Years Ended December 31,			% Change
	2019	2018	2017	2019-18	2018-17
	(in thousands)
Equity Actively Managed:
U.S.	$267,671	$274,320	$272,577	(2.4)%	0.6%
Global & Non-US	246,930	240,332	212,021	2.7	13.4
Total	514,601	514,652	484,598	—	6.2
Equity Passively Managed(1):
U.S.	144	117	206	23.1	(43.2)
Global & Non-US	190	254	510	(25.2)	(50.2)
Total	334	371	716	(10.0)	(48.2)
Total Equity	514,935	515,023	485,314	—	6.1
Fixed Income Taxable:
U.S.	34,546	33,034	34,173	4.6	(3.3)
Global & Non-US	29,418	28,358	26,425	3.7	7.3
Total	63,964	61,392	60,598	4.2	1.3
Fixed Income Tax-Exempt:
U.S.	122,350	118,811	114,974	3.0	3.3
Global & Non-US	97	109	88	(11.0)	23.9
Total	122,447	118,920	115,062	3.0	3.4
Fixed Income Passively Managed(1):
U.S.	13	156	58	(91.7)	169.0
Global & Non-US	3,663	5,312	4,059	(31.0)	30.9
Total	3,676	5,468	4,117	(32.8)	32.8
Total Fixed Income	190,087	185,780	179,777	2.3	3.3
Other(2):
U.S.	123,216	122,686	67,019	0.4	83.1
Global & Non-US	65,837	51,839	49,365	27.0	5.0
Total	189,053	174,525	116,384	8.3	50.0
Total Investment Advisory and Services Fees:
U.S.	547,940	549,124	489,007	(0.2)	12.3
Global & Non-US	346,135	326,204	292,468	6.1	11.5
Consolidated company-sponsored investment funds	—	(1,214)	(2,501)	100.0	51.5
Total	894,075	874,114	778,974	2.3	12.2
Distribution Revenues	7,289	5,809	5,077	25.5	14.4
Shareholder Servicing Fees	3,141	3,311	3,311	(5.1)	—
Total	$904,505	$883,234	$787,362	2.4	12.2
________________________________________________________________________________________________________________________
(1)Includes index and enhanced index services.
(2)Includes certain multi-asset solutions and services and certain alternative investments.

Bernstein Research Services

We offer high-quality fundamental research, quantitative services and brokerage-related services in equities and listed options to institutional investors, such as pension fund, hedge fund and mutual fund managers, and other institutional investors (“Bernstein Research Services”). We serve our clients, which are based in the United States and in other major markets around the world, through our trading professionals, who are primarily based in New York, London and Hong Kong, and our sell-side analysts, who provide fundamental company and industry research along with quantitative research into securities valuation and factors affecting stock-price movements.

We earn revenues for providing investment research to, and executing brokerage transactions for, institutional clients. These clients compensate us principally by directing us to execute brokerage transactions on their behalf, for which we earn commissions, and to a lesser but increasing extent, by paying us directly for research through commission sharing agreements or cash payments. Bernstein Research Services accounted for approximately 12%, 13% and 14% of our net revenues as of December 31, 2019, 2018 and 2017, respectively.

For information regarding trends in fee rates charged for brokerage transactions, see “Risk Factors” in Item 1A.

Our Bernstein Research Services revenues are as follows:

Revenues From Bernstein Research Services

	Years Ended December 31,			% Change
	2019	2018	2017	2019-18	2018-17
	(in thousands)
Bernstein Research Services	$407,911	$439,432	$449,919	(7.2)%	(2.3)%

Custody

Our U.S. based broker-dealer subsidiary acts as custodian for the majority of our Private Wealth Management AUM and some of our Institutional AUM. Other custodial arrangements are maintained by client-designated banks, trust companies, brokerage firms or custodians.

Employees

As of December 31, 2019, our firm had 3,811 full-time employees, representing a 4.7% increase compared to the end of 2018.

New York state law requires that private sector businesses with 50 or more full-time employees in the state give early warning of plant closings, layoffs, relocations and other covered reductions in work hours. This notification, known as the Worker Adjustment and Retraining Notification (“WARN”) notice, must be provided to affected employees and their representatives, the New York State Department of Labor and the Local Workforce Investment Board, for relocations that affect 25 or more employees. In connection with our establishing 1,250 roles in Nashville, Tennessee (most of which are being relocated from our White Plains and New York City locations), we are required to file a series of WARN notices throughout the process, which began in the second half of 2018. We will continue to file these notices as qualifying events occur.
Information about our Executive Officers
Please refer to "Item 10. Directors, Executive Officers and Corporate Governance" below for information relating to our firm's executive officers.

Service Marks

We have registered a number of service marks with the U.S. Patent and Trademark Office and various foreign trademark offices, including the mark “AllianceBernstein.”  The logo set forth below and “Ahead of Tomorrow” are service marks of AB:

In 2015, we established a new brand identity by prominently incorporating “AB” into our brand architecture, while maintaining the legal names of our corporate entities. With this and other related refinements, our company, and our Institutional and Retail businesses, are referred to as “AllianceBernstein (AB)” or simply “AB.” Private Wealth Management and Bernstein Research Services are referred to as “AB Bernstein.”  Also, we adopted the logo and “Ahead of Tomorrow” service marks described above.

In connection with the Bernstein Transaction, we acquired all of the rights in, and title to, the Bernstein service marks, including the mark “Bernstein.”

In connection with an acquisition we completed in 2013, we acquired all of the rights in, and title to, the W.P. Stewart & Co. service marks, including the logo “WPSTEWART.”

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

AB, AB Holding, the General Partner and four of our subsidiaries (Sanford C. Bernstein & Co., LLC (“SCB LLC”), AB Custom Alternative Solutions LLC, AB Private Credit Investors LLC and W.P. Stewart Asset Management LLC) are registered with the SEC as investment advisers under the Investment Advisers Act. Additionally, AB Holding is an NYSE-listed company and, accordingly, is subject to applicable regulations promulgated by the NYSE. Also, AB, SCB LLC and AB Custom Alternative Solutions LLC are registered with the Commodity Futures Trading Commission (“CFTC”) as commodity pool operators and commodity trading advisers; SCB LLC also is registered with the CFTC as a commodities introducing broker.

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

Many of our subsidiaries are subject to the oversight of regulatory authorities in the jurisdictions outside the United States in which they operate, including the Ontario Securities Commission, the Investment Industry Regulatory Organization of Canada, the European Securities and Markets Authority, the Financial Conduct Authority in the U.K., the CSSF in Luxembourg, the Financial Services Agency in Japan, the Securities & Futures Commission in Hong Kong, the Monetary Authority of Singapore, the Financial Services Commission in South Korea, the Financial Supervisory Commission in Taiwan and The Securities and Exchange Board of India. While these regulatory requirements often may be comparable to the requirements of the SEC and other U.S. regulators, they are sometimes more restrictive and may cause us to incur substantial expenditures of time and money related to our compliance efforts. For additional information relating to the regulations that impact our business, please refer to "Risk Factors" in Item 1A.

Iran Threat Reduction and Syria Human Rights Act

AB, AB Holding and their global subsidiaries had no transactions or activities requiring disclosure under the Iran Threat Reduction and Syria Human Rights Act, nor were they involved in the AXA Group matters described immediately below. We have provided the information below as AXA and its subsidiaries remained our affiliates through early December 2019.
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
AXA also has informed us that AXA Belgium, an AXA insurance subsidiary organized under the laws of Belgium, has two policies providing for car insurance for Global Trading NV, which was designated on May 17, 2018 under (E.O.) 13224 and subsequently changed its name to Energy Engineers & Construction on August 20, 2018. The total annual premium of these policies is approximately $6,559 before tax and the annual net profit arising from these policies, which is difficult to calculate with precision, is estimated to be $983. These policies were cancelled during 2019.
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
The aggregate annual premium for the above-referenced insurance policies is approximately $570,343, representing approximately 0.0006% of AXA’s 2019 consolidated revenues, which are expected to exceed $100 billion. The related net profit, which is difficult to calculate with precision, is estimated to be $86,522, representing approximately 0.002% of AXA’s estimated 2019 aggregate net profit.
History and Structure

We have been in the investment research and management business for more than 50 years. Bernstein was founded in 1967. Alliance Capital was founded in 1971 when the investment management department of Donaldson, Lufkin & Jenrette, Inc. (since November 2000, a part of Credit Suisse Group) merged with the investment advisory business of Moody’s Investors Service, Inc.

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

As of December 31, 2019, the condensed ownership structure of AB is as follows (for a more complete description of our ownership structure, see “Principal Security Holders” in Item 12):

The General Partner owns 100,000 general partnership units in AB Holding and a 1% general partnership interest in AB. Including these general partnership interests, EQH, directly and through certain of its subsidiaries (see “Principal Security Holders” in Item 12), had an approximate 64.8% economic interest in AB as of December 31, 2019.

Competition
We compete in all aspects of our business with numerous investment management firms, mutual fund sponsors, brokerage and investment banking firms, insurance companies, banks, savings and loan associations, and other financial institutions that often provide investment products with similar features and objectives as those we offer. Our competitors offer a wide range of financial services to the same customers that we seek to serve. Some of our competitors are larger, have a broader range of product choices and investment capabilities, conduct business in more markets, and have substantially greater resources than we do. These factors may place us at a competitive disadvantage, and we can give no assurance that our strategies and efforts to maintain and enhance our current client relationships, and create new ones, will be successful.

In addition, EQH and its subsidiaries provide financial services, some of which compete with those we offer. The AB Partnership Agreement specifically allows EQH and its subsidiaries (other than the General Partner) to compete with AB and to pursue opportunities that may be available to us. EQH and certain of its subsidiaries have substantially greater financial resources than we do and are not obligated to provide resources to us.

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

We derive most of our revenues from investment advisory and services fees, which typically are calculated as a percentage of the value of AUM as of a specified date, or as a percentage of the value of average AUM for the applicable billing period, and vary with the type of investment service, the size of the account and the total amount of assets we manage for a particular client. The value and composition of our AUM can be adversely affected by several factors, including:

•
Market Factors. Global financial markets performed very well in 2019, supported by three 25 basis point interest rate cuts from the U.S. Federal Reserve, which were designed to prevent negative impacts from global risks that emerged during the year.  Other central banks around the world also provided additional monetary accommodation, boosting global financial markets broadly even as aggregate growth slowed in 2019 relative to 2018.  Investor optimism about the eventual resolution of the trade dispute between the United States and China provided a significant boost to global equities in the fourth quarter of 2019.  In addition, the Federal Reserve resumed expansion of its balance sheet late in the year, which has been viewed by many financial market participants as indicative of the central bank’s willingness to keep liquidity ample.  Subdued inflation kept interest rates generally low, which supported both economic growth and strong financial market performance.  Some key risks to market performance in 2020 we are considering include a resumption (or heightening) of U.S./China trade tensions, geopolitical conflict and the U.S. election.  These factors, and the market volatility they may cause, may adversely affect our AUM and revenues.

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
Our competitive environment has become increasingly difficult over the past decade, as active managers, which invest based on individual security selection, have, on average, consistently underperformed passive services, which invest based on market indices. For the 12-month period ended June 30, 2019, active equity fund managers, although they improved their relative performance compared to prior periods, generally continued to lag their key benchmarks, with 48% of active managers outperforming. Results varied among growth, value and core managers. Demand for passive strategies persisted, and while active equity managers continued to struggle to attract new assets, flows to active fixed income managers turned positive. In the U.S., total industry-wide active mutual fund outflows of $286 billion in 2018 improved to net outflows of $34 billion in 2019. Active equity U.S. mutual fund outflows of $289 billion in 2019 increased by 16% year-over-year as the pace of outflows steadily accelerated during the year. Active fixed income U.S. mutual funds recovered following significant outflows during the fourth quarter of 2018, as inflows during 2019 of $272 billion, reflecting positive flows in each quarter of 2019, improved by $258 billion compared to 2018. Meanwhile, total industry-wide passive mutual fund inflows of $453 billion were up slightly from last year's inflows of $450 billion. The most recent data available for U.S. institutions (through September 30, 2019) is more negative. Total industry active equity and fixed income net outflows for the nine months ended September 30, 2019 were $481 billion, approximately 117% more than the same period a year ago. In this environment, organic growth through positive net inflows is difficult to achieve for active managers, such as AB, and requires taking market share from other active managers.
The significant shift from active services to passive services adversely affects Bernstein Research Services revenues as well. Global market volumes have declined in recent years, and we expect this to continue, fueled by persistent active equity outflows and passive equity inflows. As a result, portfolio turnover has declined and investors hold fewer shares that are actively traded by managers.
Our reputation could suffer if we are unable to deliver consistent, competitive investment performance.

Our business is based on the trust and confidence of our clients. Damage to our reputation, resulting from poor or inconsistent investment performance, among other factors, can reduce substantially our AUM and impair our ability to maintain or grow our business.

EQH and its subsidiaries, as well as AXA and its subsidiaries, provide a significant amount of our AUM and fund a significant portion of our seed investments, and if our agreements with them terminate or they withdraw capital support, whether as a result of EQH's public offerings since 2018 or another factor, it could have a material adverse effect on our business, results of operations and/or financial condition.
EQH (our parent company), AXA and their respective subsidiaries constitute our largest clients. Our EQH affiliates represented approximately 18%, of our AUM as of December 31, 2019, and we earned approximately 3% of our net revenues from services we provided to them in 2019. AXA and its subsidiaries represented approximately 5% of our AUM as of December 31, 2019, and we earned approximately 2% of our net revenues from services we provided to them in 2019. Our related investment management agreements are terminable at any time or on short notice by either party, and neither EQH nor AXA is under any obligation to maintain any level of AUM with us. A material adverse effect on our business, results of operations and/or financial condition could result if EQH or AXA were to terminate their investment management agreements with us.
Further, while we currently cannot predict the eventual impact on us of AXA's sale of its interest in EQH, such impact could include a reduction in the support AXA has provided to us in the past with respect to our investment management business, resulting in a decrease to our revenues and ability to initiate new investment services. Also, we rely on AXA, including its subsidiary AXA Business Services, for a number of significant services and we benefit from our affiliation with AXA in certain common vendor relationships. These arrangements may change with possible negative financial implications for us.
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

We are eligible to earn performance-based fees on 7.9%, 9.1% and 0.7% of the assets we manage for institutional clients, private wealth clients and retail clients, respectively (in total, 5.3% of our AUM). If the percentage of our AUM subject to performance-based fees increases, seasonality and volatility of revenue and earnings are likely to become more significant. Our performance-based fees were $99.6 million, $118.1 million and $94.8 million in 2019, 2018 and 2017, respectively.

The revenues generated by Bernstein Research Services may be adversely affected by circumstances beyond our control, including declines in brokerage transaction rates, declines in global market volumes, failure to settle our trades by significant counterparties and the effects of MiFID II.

Electronic, or “low-touch,” trading represents a significant percentage of buy-side trading activity and typically produces transaction fees that are significantly lower than the price of traditional full service fee rates. As a result, blended pricing throughout our industry is lower now than it was historically, and price declines may continue. In addition, fee rates we charge and charged by other brokers for brokerage services have historically experienced price pressure, and we expect these trends to continue. Also, while increases in transaction volume and market share often can offset decreases in rates, this may not continue.

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

We discuss the risks associated with the second installment of the Markets in Financial Instruments Directive II (“MiFID II”) below in "Legal and Regulatory-related Risks" in this Item 1A.

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
Acquisitions also pose the risk that any business we acquire may lose customers or employees or could under-perform relative to expectations. Additionally, the loss of investment personnel poses the risk that we may lose the AUM we expected to manage, which could adversely affect our results of operations. Furthermore, strategic transactions may require us to increase our leverage or, if we issue AB Units or AB Holding Units to fund an acquisition, would dilute the holdings of our existing Unitholders.

We may not accurately value the securities we hold on behalf of our clients or our company investments.

In accordance with applicable regulatory requirements, contractual obligations or client direction, we employ procedures for the pricing and valuation of securities and other positions held in client accounts or for company investments. We have established a Valuation Committee, consisting of senior officers and employees, which oversees pricing controls and valuation processes. If market quotations for a security are not readily available, the Valuation Committee determines a fair value for the security.

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

Human Capital-related Risks

We may be unable to continue to attract, motivate and retain key personnel, and the cost to retain key personnel could put pressure on our adjusted operating margin.

Our business depends on our ability to attract, motivate and retain highly skilled, and often highly specialized, technical, investment, managerial and executive personnel, and there is no assurance that we will be able to do so.

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

We have announced that we will establish our corporate headquarters in and relocate approximately 1,250 jobs located in the New York metropolitan area to Nashville, Tennessee (for additional information, see “Relocation Strategy” in Item 7). Although the eventual impact on AB from this process is not yet known, the uncertainty created by these circumstances could have a significant adverse effect on AB’s ability to motivate and retain current employees. Further significant managerial and operational challenges could arise, such as ineffective transfer of institutional knowledge from current employees to newly-hired employees, if AB experiences significantly greater attrition among current employees than the firm anticipates in connection with the relocation and/or if the firm encounters more difficulty than expected in hiring qualified employees to help staff our Nashville headquarters.

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

Operational, Technology and Cyber-related Risks

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

War, terrorist attack, political unrest, power failure, climate change, natural disaster and rapid spread of infectious disease (such as the recent impact caused by the 2019 novel coronavirus) could interrupt our operations by:

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
Despite the contingency plans and facilities we have in place, including system security measures, information back-up and disaster recovery processes, our ability to conduct business, including in key business centers where we have significant operations, such as New York City, London, England, and Nashville, Tennessee, may be adversely affected by a disruption in the infrastructure that supports our operations and the communities in which they are located. This may include a disruption involving electrical, communications, transportation or other services we may use or third parties with which we conduct business. If a disruption occurs in one location and our employees in that location are unable to occupy our offices or communicate with or travel to other locations, our ability to conduct business with and on behalf of our clients may suffer, and we may not be able to successfully implement contingency plans that depend on communication or travel. Furthermore, unauthorized access to our systems as a result of a security breach, the failure of our systems, or the loss of data could give rise to legal proceedings or regulatory penalties under laws protecting the privacy of personal information, disrupt operations, and damage our reputation.

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

Both Moody’s Investors Service, Inc. and Standard & Poor's Rating Service affirmed AB’s long-term and short-term credit ratings and indicated a stable outlook in 2019. Future changes in our credit ratings are possible and any downgrade to our ratings is likely to increase our borrowing costs and limit our access to the capital markets. If this occurs, we may be forced to incur unanticipated costs or revise our strategic plans, which could have a material adverse effect on our financial condition, results of operations and business prospects.

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

Legal and Regulatory-related Risks

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

For example, in 2015 the Financial Supervisory Commission in Taiwan (“FSC”) implemented new limits on the degree to which local investors can own an offshore investment product.  While certain exemptions have been available to us, should we not continue to qualify, the FSC’s rules could force some of our local resident investors to redeem their investments in our funds sold in Taiwan (and/or prevent further sales of those funds in Taiwan), some of which funds have local ownership levels substantially above the FSC limits. This could lead to significant declines in our investment advisory and services fees and revenues earned from these funds.

In Europe, MiFID II, which became effective in January 2018, makes significant modifications to the manner in which European broker-dealers can be compensated for research. These modifications have reduced, and are believed to have significantly reduced, the overall research spend by European buy-side firms, which has decreased the revenues we derive from our European clients. Our European clients may continue to reduce their research budgets, which could result in a significant decline in our sell-side revenues.

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

Additionally, in July 2017 the Chief Executive of the U.K. Financial Conduct Authority (“FCA”), which regulates the London Interbank Offered Rate, or “LIBOR,” as a “benchmark” or “reference rate” for various interest rate calculations, announced that the FCA will no longer persuade or compel banks to submit rates for the calculation of the LIBOR benchmark after 2021. Although financial regulators and industry working groups have suggested alternative reference rates, global consensus on alternative rates is lacking and the process for amending existing contracts or instruments to transition away from LIBOR remains unclear. The elimination of LIBOR or changes to other reference rates or any other changes or reforms to the determination or supervision of reference rates may adversely affect the amount of interest payable or interest receivable on certain of our firm's portfolio investments. These changes may also impact the market liquidity and market value of these portfolio investments. We are finalizing our global assessment of exposure in relation to funds utilizing LIBOR based instruments and benchmarks.  Further, we are prioritizing the mitigation of risks associated with the forecast changes to financial instruments and performance benchmarks referencing existing LIBOR rates, and concurrently any impact on AB portfolios and investment strategies.

Lastly, it also is uncertain how regulatory trends will evolve under the current U.S. President's administration and abroad. For example, in June 2016, a narrow majority of voters in a U.K. referendum voted to exit the European Union (“Brexit”) and, as of January 31, 2020, the U.K. did just that. However, it remains unclear exactly how the U.K.’s status in relation to the European Union ("EU") will change now that is has left. Accordingly, our U.K.-based buy-side and sell-side subsidiaries are implementing alternative arrangements in EU jurisdictions in order to ensure continued operations in the Eurozone, including our continued ability to market and sell various investment products in the Eurozone. In addition, any other changes in the composition of the EU’s member states may add further complexity to our global risks and operations.

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

There is no public trading market for AB Units and we do not anticipate that a public trading market will develop. The AB Partnership Agreement restricts our ability to participate in a public trading market or anything substantially equivalent to one by providing that any transfer that may cause AB to be classified as a “publicly traded partnership” (“PTP”) as defined in Section 7704 of the Internal Revenue Code of 1986, as amended (“Code”), shall be deemed void and shall not be recognized by AB. In addition, AB Units are subject to significant restrictions on transfer, such as obtaining the written consent of EQH and the General Partner pursuant to the AB Partnership Agreement. Generally, neither EQH nor the General Partner will permit any transfer that it believes would create a risk that AB would be treated as a corporation for tax purposes. EQH and the General Partner have implemented a transfer program that requires a seller to locate a purchaser and imposes annual volume restrictions on transfers. You may request a copy of the transfer program from our Corporate Secretary (corporate_secretary@alliancebernstein.com). Also, we have filed the transfer program as Exhibit 10.07 to this Form 10-K.

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

Gain or loss from the sale or exchange of partnership units after November 27, 2017 by a non-U.S. unitholder are treated as effectively connected with a U.S. trade or business to the extent that the non-U.S. unitholder would have had effectively connected gain or loss on a hypothetical sale by the partnership of all of its assets at fair market value as of the date of the sale or exchange of the partnership units. The Tax Cuts and Jobs Act also imposed certain withholding requirements for the sale of partnership units by a non-U.S. unitholder and authorized the IRS to issue regulations to carry out the withholding rules in the case of publicly traded partnerships.  In December 2017, the IRS issued a notice suspending the application of these new withholding rules to the disposition of publicly traded partnership units until the IRS issued related guidance. In May 2019, the IRS issued proposed regulations ("Proposed Regulations") that would, if enacted, end the suspension of withholding rules with respect to the disposition of units in publicly traded partnerships by non-U.S. unitholders. Taxpayers are permitted to rely on the suspension provided by the earlier notice until finalized regulations are enacted, which the IRS intends to to be 60 days after the date that any such regulations are finalized. We cannot predict when or if the IRS will finalize the Proposed Regulations or release other guidance or what the finalized regulations or other guidance will indicate. If the Proposed Regulations are finalized and enacted in their current form, they generally would subject publicly traded partnerships to the same rules as other partnerships, in which case we would be subject to two different withholding regimes. Under the first regime, the recipient of the units being transferred, or the broker through which such transfer is effected, generally will be required to withhold 10% of the amount realized by the transferring unitholder, unless the transferring unitholder provides the recipient unitholder (or the broker, as applicable) with either proper documentation proving that the transferring unitholder is not a nonresident alien individual or foreign corporation, or with certain other statements or certifications described in the Proposed Regulations that limit or relieve the recipient unitholder’s (or the broker's, as applicable) withholding obligation. Under the second regime, if the recipient unitholder (or the broker, as applicable) fails to properly withhold, then we generally would be obligated to deduct and withhold from distributions to the recipient unitholder a tax in an amount equal to the amount the transferring unitholder (or the broker, as applicable) failed to withhold (plus interest). Whether or not these withholding rules apply does not affect the characterization of gain or loss from the sale or exchange of partnership units by a non-U.S. unitholder as effectively connected with a U.S. trade or business.

Item 1B.    Unresolved Staff Comments
We have no unresolved comments from the staff of the SEC to report.

Item 2.    Properties

Our principal executive offices located at 1345 Avenue of the Americas, New York, New York are occupied pursuant to a lease expiring in 2024. At this location, we currently lease 999,963 square feet of space, within which we currently occupy approximately 523,373 square feet of space and have sub-let (or are seeking to sub-let) approximately 476,590 square feet of space. We also leased space at one other location in New York City, which expired on December 31, 2019.

In addition, we lease approximately 229,147 square feet of space at One North Lexington, White Plains, New York under a lease expiring in 2021. At this location, we currently occupy approximately 55,921 square feet of space and have sub-let (or are seeking to sub-let) approximately 173,226 square feet of space.

We entered into a 20-year lease agreement in New York, New York, at 66 Hudson Boulevard, for 190,000 square feet that is expected to commence in 2024.

We entered into short-term leases for office space in Nashville, Tennessee during the construction of our new corporate headquarters at 501 Commerce Street, which we will vacate upon completion of 501 Commerce Street.

We entered into a 15-year lease agreement in Nashville, Tennessee, at 501 Commerce Street, for 218,976 square feet that is expected to commence in July 2020.

We also lease 50,792 square feet of space in San Antonio, Texas under a lease expiring April 30, 2029 with options to extend through 2039.

In addition, we lease less significant amounts of space in 23 other cities in the United States.

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

On December 31, 2019, the last trading day during 2019, the closing price of an AB Holding Unit on the NYSE was $30.26 per Unit. On December 31, 2019, there were (i) 941 AB Holding Unitholders of record for approximately 82,000 beneficial owners, and (ii) 375 AB Unitholders of record (we do not believe there are substantial additional beneficial owners).

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not engage in any unregistered sales of our securities during the years ended December 31, 2019, 2018 and 2017.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Each quarter since the third quarter of 2011, AB has implemented plans to repurchase AB Holding Units pursuant to Rules 10b5-1 and 10b-18 under the Exchange Act. The plan adopted during the fourth quarter of 2019 expired at the close of business on February 11, 2020.  AB may adopt additional plans in the future to engage in open-market purchases of AB Holding Units to help fund anticipated obligations under the firm’s incentive compensation award program and for other corporate purposes. For additional information about Rule 10b5-1 plans, see “Units Outstanding” in Item 7.

AB Holding Units bought by us or one of our affiliates during the fourth quarter of 2019 are as follows:

Issuer Purchases of Equity Securities

	Total Number of AB Holding Units Purchased	Average Price Paid Per AB Holding Unit, net of Commissions	Total Number of AB Holding Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of AB Holding Units that May Yet Be Purchased Under the Plans or Programs
Period
10/1/19-10/31/19(1)(2)	264,663	$28.34	—	—
11/1/19-11/30/19(1)(2)	42,800	29.00	—	—
12/1/19-12/31/19(1)(2)	2,821,051	28.98	—	—
Total	3,128,514	$28.93	—	—
________________________________________________________________________________________________________________________

(1)
During the fourth quarter of 2019, we purchased 2,648,758 AB Holding Units from employees to allow them to fulfill statutory withholding tax requirements at the time of distribution of long-term incentive compensation awards.

(2)
During the fourth quarter of 2019, we purchased 479,756 AB Holding Units on the open market pursuant to a Rule 10b5-1 plan to help fund anticipated obligations under our incentive compensation award program.

AB Units bought by us or one of our affiliates during the fourth quarter of 2019 are as follows:

Issuer Purchases of Equity Securities

	Total Number of AB Units Purchased	Average Price Paid Per AB Unit, net of Commissions	Total Number of AB Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of AB Units that May Yet Be Purchased Under the Plans or Programs
Period
10/1/19-10/31/19	—	$—	—	—
11/1/19-11/30/19	—	—	—	—
12/1/19-12/31/19(1)	2,800	28.85	—	—
Total	2,800	$28.85	—	—
________________________________________________________________________________________________________________________

(1)	During December 2019, we purchased 2,800 AB Units in a private transaction.

Item 6. Selected Financial Data
Selected Consolidated Financial Data

	Years Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands, except per unit amounts and unless otherwise indicated)
INCOME STATEMENT DATA:
Revenues:
Investment advisory and services fees	$2,472,044	$2,362,211	$2,201,305	$1,933,471	$1,973,837
Bernstein research services	407,911	439,432	449,919	479,875	493,463
Distribution revenues	455,043	418,562	412,063	384,405	427,156
Dividend and interest income	104,421	98,226	71,162	46,939	24,872
Investment gains (losses)	38,659	2,653	92,102	93,353	3,551
Other revenues	97,559	98,676	97,135	99,859	101,169
Total revenues	3,575,637	3,419,760	3,323,686	3,037,902	3,024,048
Less: interest expense	57,205	52,399	25,165	9,123	3,321
Net revenues	3,518,432	3,367,361	3,298,521	3,028,779	3,020,727

Expenses:
Employee compensation and benefits:
Employee compensation and benefits	1,442,783	1,378,811	1,313,469	1,229,721	1,267,926
Promotion and servicing:
Distribution-related payments	487,965	427,186	411,467	363,603	384,425
Amortization of deferred sales commissions	15,029	21,343	31,886	41,066	49,145
Trade execution, marketing, T&E and other	219,860	222,630	213,275	216,542	232,023
General and administrative:
General and administrative	484,750	448,996	481,488	426,147	431,635
Real estate charges	3,324	7,160	36,669	17,704	998
Contingent payment arrangements	(510)	(2,219)	267	(20,245)	(5,441)
Interest on borrowings	13,035	10,359	8,194	4,765	3,119
Amortization of intangible assets	28,759	27,781	27,896	26,311	25,798
Total expenses	2,694,995	2,542,047	2,524,611	2,305,614	2,389,628
Operating income	823,437	825,314	773,910	723,165	631,099
Income taxes	41,754	45,816	53,110	28,319	44,797
Net income	781,683	779,498	720,800	694,846	586,302
Net income of consolidated entities attributable to non-controlling interests	29,641	21,910	58,397	21,488	6,375
Net income attributable to AB Unitholders	$752,042	$757,588	$662,403	$673,358	$579,927
Basic net income per AB Unit	$2.78	$2.79	$2.46	$2.48	$2.11
Diluted net income per AB Unit	$2.78	$2.78	$2.45	$2.47	$2.10
Operating margin(1)	22.6%	23.9%	21.7%	23.2%	20.7%
CASH DISTRIBUTIONS PER AB UNIT(2)	$2.82	$2.96	$2.57	$2.15	$2.11
BALANCE SHEET DATA AT PERIOD END:
Total assets	$8,706,092	$8,789,098	$9,282,734	$8,741,158	$7,433,721
Debt	$560,000	$546,267	$565,745	$512,970	$581,700
Total capital	$4,017,101	$3,916,209	$4,063,304	$4,068,189	$4,017,221
ASSETS UNDER MANAGEMENT AT PERIOD END (in millions)	$622,915	$516,353	$554,491	$480,201	$467,440

(1)	Operating income excluding net income (loss) attributable to non-controlling interests as a percentage of net revenues.

(2)	Cash distributions per AB Unit reflect the impact of AB's non-GAAP adjustments. Refer to Item 7 for additional information concerning our non-GAAP adjustments.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Percentage change figures are calculated using assets under management rounded to the nearest million and financial statement amounts rounded to the nearest thousand.
Executive Overview
Our total assets under management ("AUM") as of December 31, 2019 were $622.9 billion, up $106.5 billion, or 20.6%, during 2019. The increase was driven primarily by market appreciation of $82.2 billion and net inflows of $25.2 billion (mainly due to Retail net inflows of $23.8 billion).
Institutional AUM increased $36.4 billion, or 14.8%, to $282.7 billion during 2019, due to market appreciation of $34.0 billion and net inflows of $2.4 billion. Gross sales decreased $9.0 billion from $26.1 billion in 2018 to $17.1 billion in 2019. Redemptions and terminations decreased $18.1 billion from $30.1 billion in 2018 to $12.0 billion in 2019. The declines in both sales and redemptions in 2019 were primarily driven by significant one-time fundings and terminations related to low-fee Customized Retirement Strategies, which occurred in 2018.
Retail AUM increased $58.4 billion, or 32.3%, to $239.2 billion during 2019, primarily due to market appreciation of $34.5 billion and net inflows of $23.8 billion. Gross sales increased $21.1 billion from $54.2 billion in 2018 to $75.3 billion in 2019. Redemptions and terminations decreased $2.5 billion from $46.5 billion in 2018 to $44.0 billion in 2019.
Private Wealth Management AUM increased $11.7 billion, or 13.2%, to $101.0 billion during 2019, primarily due to market appreciation of $13.7 billion, offset by net outflows of $1.0 billion. Gross sales decreased $2.2 billion from $13.5 billion in 2018 to $11.3 billion in 2019. Redemptions and terminations increased $1.4 billion from $11.0 billion in 2018 to $12.4 billion in 2019.
Bernstein Research Services revenue decreased $31.5 million, or 7.2%, in 2019. The decrease was due to lower global customer activity and trading commissions, partially offset by the inclusion of revenues from our acquisition of Autonomous Research LLP ("Autonomous"). Our acquisition of Autonomous closed on April 1, 2019.
Our 2019 net revenues of $3.5 billion increased $151.1 million, or 4.5%, compared to the prior year's net revenues. The most significant contributors to the increase were higher base advisory fees of $128.4 million, higher distribution revenues of $36.5 million and higher investment gains revenue of $36.0 million, offset by lower Bernstein Research Services revenue of $31.5 million and lower performance-based fees of $18.5 million. Our operating expenses of $2.7 billion increased $152.9 million, or 6.0%, compared to the prior year's expenses. The increase primarily was due to higher employee compensation and benefits of $64.0 million, higher promotion and servicing expenses of $51.7 million and higher general and administrative expenses (including real estate charges) of $31.9 million. Our operating income decreased $1.9 million, or 0.2%, to $823.4 million from $825.3 million in 2018 and our operating margin decreased from 23.9% in 2018 to 22.6% in 2019.
Market Environment
Equity markets finished positive in 2019, keyed by reduction of trade tensions between the U.S. and China, ongoing stimulus from Central Bank fiscal policies and the resilient U.S. economy. Specifically, the S&P 500, the Dow Jones Industrial Average and the Nasdaq each rallied to finish the year with record high point gains. Despite a downturn in manufacturing and businesses generally being reluctant to invest, consumer spending has remained at a healthy level and the labor market has remained strong, with the unemployment rate at a 50-year low. Three rate cuts by the Federal Reserve during the year and new repurchase programs helped reduce stresses in short term funding markets and unwind the inverted yield curve. Inflation continues to approximate the Federal Reserve’s target and, barring a material deterioration in the U.S. economy, the Federal Reserve has indicated a pause in rate cuts.

Also, the improved global economic data and alleviated trade tensions sparked a rally in international equities and a weakening of the U.S. dollar. In the U.K., while the economic consequences of Brexit are still to be determined, the results of the special election held in December 2019 boosted the U.K. pound and the U.K. equity market. The era of negative rates in some European jurisdictions may be ending, and different approaches to improving liquidity, which may inure to the benefit of the banking system, are being considered. In Asia, markets remained relatively weak, and uncertainty surrounds the continued demonstrations in Hong Kong. China is balancing the short-term need for economic stimulus against the medium-term need to reduce debt levels in the Chinese economy. This analysis by the Chinese will likely result in modest stimulus to boost the Chinese economy.

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

The ultimate impact of MiFID II on payments for research globally remains uncertain.
Equitable Holdings IPO
During the second quarter of 2018, AXA S.A. ("AXA") completed the sale of a minority stake in Equitable Holdings, Inc. (“EQH”) through an initial public offering ("IPO"). Since then, AXA has completed additional offerings and taken other steps, most recently during the fourth quarter of 2019. As a result, AXA owned less than 10% of the outstanding common stock of EQH as of December 31, 2019.

While we cannot at this time predict the eventual impact on AB of this transaction, such impact could include a reduction in the support AXA has provided to AB in the past with respect to AB's investment management business, resulting in a decrease in our revenues and ability to initiate new investment services. Also, AB relies on AXA, including its subsidiary, AXA Business Services, for a number of significant services and AB has benefited from its affiliation with AXA in certain common vendor relationships. Some of these arrangements are expected to change with possible negative financial implications for AB.

AXA has notified us of their intent to terminate approximately $14 billion of fixed income investment mandates during the first half of 2020. The revenue we earn from the management of these assets is not significant.
Relocation Strategy
On May 2, 2018, we announced that we would establish our corporate headquarters in, and relocate approximately 1,050 jobs located in the New York metro area to, Nashville, TN. Subsequently, on January 14, 2020, we announced our plans to relocate an additional 200 jobs to Nashville thereby increasing the total relocated jobs to 1,250. The decision to add the additional jobs was the result of the growth in our business, select investments we are making, and the insourcing of roles typically performed by consultants. Our Nashville headquarters will house Finance, IT, Operations, Legal, Compliance, Internal Audit, Human Capital, and Sales and Marketing. We have been actively relocating jobs and expect this transition to take several years. We will continue to maintain a principal location in New York City, which will house our Portfolio Management, Sell-Side Research and Trading, and New York-based Private Wealth Management businesses.

We believe relocating our corporate headquarters to Nashville will afford us the opportunity to provide an improved quality of life alternative for our employees and enable us to attract and recruit new talented employees to a highly desirable location while improving the long-term cost structure of the firm.

During the transition period, which began in 2018 and is expected to continue through 2024, we currently estimate that we will incur transition costs of approximately $155 million to $165 million. These costs include employee relocation, severance, recruitment, and overlapping compensation and occupancy costs. Over this same period, we expect to realize total expense savings of approximately $180 million to $190 million, an amount greater than the total transition costs. However, we will incur some transition costs before we begin to realize expense savings. We incurred $10 million of transition costs in 2018 and approximately $33 million in 2019. With regard to 2019, this compares to estimated expense savings of approximately $16 million, resulting in a $0.06 reduction in net income per unit (“EPU”) in 2019. We currently anticipate a similar EPU reduction in 2020 of approximately $0.06. We also expect to achieve breakeven or a slight accretion in EPU in 2021 and then achieve EPU accretion in each year thereafter. Beginning in 2025, once the transition period has been completed, we estimate ongoing annual expense savings of approximately $75 million to $80 million, which will result from a combination of occupancy and compensation-related savings. Our estimates for both the transition costs and the corresponding expense savings are based on our current assumptions of employee relocation costs, severance and overlapping compensation, and occupancy costs. In addition, our estimates for both the timing of when we incur transition costs and realize the related expense savings are based on our current relocation implementation plan and the timing for execution of each phase. The actual total charges we eventually record, the related expense savings we realize, and timing and magnitude of EPU impact are expected to differ from our current estimates as we implement each phase of our headquarters relocation.

During October 2018, we signed a lease, which commences in mid-2020, relating to 218,976 square feet of space at our new Nashville headquarters. Our estimated total base rent obligation (excluding taxes, operating expenses and utilities) over the 15 year initial lease term is $134 million.

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

Adjusted Operating Margin Target
We previously adopted a goal of increasing our adjusted operating margin to a target of 30% by 2020 (the “2020 Margin Target”), subject to the assumptions, factors and contingencies described as part of the initial disclosure of this target. Our adjusted operating margin for 2019 was 27.5%.

Our AUM and, therefore, our investment advisory revenues, including performance-based fee revenues, are heavily dependent on the level and volatility of the financial markets. Based upon our current revenue and expense projections, we do not believe that achieving the 2020 Margin Target is likely. However, we are taking additional actions to better align our expenses with our expected revenues. We remain committed to achieving an adjusted operating margin of 30% in years subsequent to 2020 and will take continued actions in this regard, subject to prevailing market conditions and the evolution of our business mix.

Assets Under Management
Assets under management by distribution channel are as follows:

	As of December 31,			% Change
	2019	2018	2017	2019-18	2018-17
	(in billions)
Institutions	$282.7	$246.3	$269.3	14.8%	(8.5)%
Retail	239.2	180.8	192.9	32.3	(6.3)
Private Wealth Management	101.0	89.3	92.3	13.2	(3.2)
Total	$622.9	$516.4	$554.5	20.6	(6.9)
Assets under management by investment service are as follows:

	As of December 31,			% Change
	2019	2018	2017	2019-18	2018-17
	(in billions)
Equity
Actively Managed	$177.2	$136.2	$139.4	30.1%	(2.3)%
Passively Managed (1)	60.1	50.2	54.3	19.9	(7.6)
Total Equity	237.3	186.4	193.7	27.4	(3.8)

Fixed Income
Actively Managed
Taxable	258.3	219.7	247.9	17.6	(11.4)
Tax-exempt	47.1	41.7	40.4	13.1	3.0
	305.4	261.4	288.3	16.9	(9.4)
Passively Managed (1)	9.3	9.4	9.9	(1.5)	(4.8)
Total Fixed Income	314.7	270.8	298.2	16.2	(9.2)

Other (2)
Actively Managed	69.3	58.3	61.9	18.8	(5.8)
Passively Managed (1)	1.6	0.9	0.7	76.8	39.7
Total Other	70.9	59.2	62.6	19.7	(5.3)
Total	$622.9	$516.4	$554.5	20.6	(6.9)

(1)	Includes index and enhanced index services.

(2)	Includes certain multi-asset solutions and services and certain alternative investments.

Changes in assets under management during 2019 and 2018 are as follows:

	Distribution Channel
	Institutions	Retail	Private Wealth Management	Total
	(in billions)
Balance as of December 31, 2018	$246.3	$180.8	$89.3	$516.4
Long-term flows:
Sales/new accounts	17.1	75.3	11.3	103.7
Redemptions/terminations	(12.0)	(44.0)	(12.4)	(68.4)
Cash flow/unreinvested dividends	(2.7)	(7.5)	0.1	(10.1)
Net long-term inflows (outflows)	2.4	23.8	(1.0)	25.2
Adjustments(3)	—	—	(0.9)	(0.9)
Transfers	—	0.1	(0.1)	—
Market appreciation	34.0	34.5	13.7	82.2
Net change	36.4	58.4	11.7	106.5
Balance as of December 31, 2019	$282.7	$239.2	$101.0	$622.9

Balance as of December 31, 2017	$269.3	$192.9	$92.3	$554.5
Long-term flows:
Sales/new accounts	26.1	54.2	13.5	93.8
Redemptions/terminations	(30.1)	(46.5)	(11.0)	(87.6)
Cash flow/unreinvested dividends	(6.0)	(7.7)	(0.6)	(14.3)
Net long-term (outflows) inflows	(10.0)	—	1.9	(8.1)
Transfers	0.2	0.2	(0.4)	—
Market depreciation	(13.2)	(12.3)	(4.5)	(30.0)
Net change	(23.0)	(12.1)	(3.0)	(38.1)
Balance as of December 31, 2018	$246.3	$180.8	$89.3	$516.4

	Investment Service
	Equity Actively Managed	Equity Passively Managed(1)	Fixed Income Actively Managed - Taxable	Fixed Income Actively Managed - Tax- Exempt	Fixed Income Passively Managed(1)	Other(2)	Total
	(in billions)
Balance as of December 31, 2018	$136.2	$50.2	$219.7	$41.7	$9.4	$59.2	$516.4
Long-term flows:
Sales/new accounts	34.7	0.5	53.0	10.0	0.1	5.4	103.7
Redemptions/terminations	(26.4)	(0.8)	(31.5)	(6.8)	(0.4)	(2.5)	(68.4)
Cash flow/unreinvested dividends	(4.3)	(3.8)	(2.8)	(0.2)	(0.6)	1.6	(10.1)
Net long-term inflows (outflows)	4.0	(4.1)	18.7	3.0	(0.9)	4.5	25.2
Adjustments(3)	—	—	(0.4)	(0.5)	—	—	(0.9)
Market appreciation	37.0	14.0	20.3	2.9	0.8	7.2	82.2
Net change	41.0	9.9	38.6	5.4	(0.1)	11.7	106.5
Balance as of December 31, 2019	$177.2	$60.1	$258.3	$47.1	$9.3	$70.9	$622.9

Balance as of December 31, 2017	$139.4	$54.3	$247.9	$40.4	$9.9	$62.6	$554.5
Long-term flows:
Sales/new accounts	36.7	4.0	27.6	7.9	0.1	17.5	93.8
Redemptions/terminations	(22.2)	(0.6)	(40.8)	(6.7)	(0.6)	(16.7)	(87.6)
Cash flow/unreinvested dividends	(3.7)	(3.6)	(6.2)	(0.4)	0.2	(0.6)	(14.3)
Net long-term inflows (outflows)	10.8	(0.2)	(19.4)	0.8	(0.3)	0.2	(8.1)
Market (depreciation) appreciation	(14.0)	(3.9)	(8.8)	0.5	(0.2)	(3.6)	(30.0)
Net change	(3.2)	(4.1)	(28.2)	1.3	(0.5)	(3.4)	(38.1)
Balance as of December 31, 2018	$136.2	$50.2	$219.7	$41.7	$9.4	$59.2	$516.4

(1)	Includes index and enhanced index services.

(2)	Includes certain multi-asset solutions and services and certain alternative investments.

(3)	Approximately $900 million of non-investment management fee earning taxable and tax-exempt money market assets were removed from assets under management during the second quarter of 2019.

Net long-term inflows (outflows) for actively managed investment services as compared to passively managed investment services during 2019 and 2018 are as follows:

	Years Ended December 31,
	2019	2018
	(in billions)
Actively Managed
Equity	$4.0	$10.8
Fixed Income	21.7	(18.6)
Other	4.0	(0.1)
	29.7	(7.9)
Passively Managed
Equity	(4.1)	(0.2)
Fixed Income	(0.9)	(0.3)
Other	0.5	0.3
	(4.5)	(0.2)
Total net long-term inflows (outflows)	$25.2	$(8.1)

Average assets under management by distribution channel and investment service are as follows:

	Years Ended December 31,			% Change
	2019	2018	2017	2019-18	2018-17
	(in billions)
Distribution Channel:
Institutions	$265.4	$258.1	$253.8	2.8%	1.7%
Retail	212.3	191.8	177.5	10.7	8.1
Private Wealth Management	96.5	94.3	86.7	2.3	8.8
Total	$574.2	$544.2	$518.0	5.5	5.1

Investment Service:
Equity Actively Managed	$158.4	$146.4	$125.6	8.2	16.6
Equity Passively Managed(1)	56.4	53.8	50.8	4.8	5.9
Fixed Income Actively Managed – Taxable	239.7	230.3	236.3	4.1	(2.5)
Fixed Income Actively Managed – Tax-exempt	44.6	41.3	38.8	8.0	6.4
Fixed Income Passively Managed(1)	9.4	9.8	10.3	(4.4)	(4.3)
Other(2)	65.7	62.6	56.2	5.1	11.3
Total	$574.2	$544.2	$518.0	5.5	5.1

(1)	Includes index and enhanced index services.

(2)	Includes certain multi-asset solutions and services and certain alternative investments.
During 2019, our Institutional channel average AUM of $265.4 billion increased $7.3 billion, or 2.8%, compared to 2018, primarily due to this AUM increasing $36.4 billion, or 14.8%, to $282.7 billion over the last twelve months. The $36.4 billion increase in AUM resulted from market appreciation of $34.0 billion and net inflows of $2.4 billion. During 2018, our Institutional channel average AUM of $258.1 billion increased $4.3 billion, or 1.7%, compared to 2017; however, this AUM decreased $23.0 billion, or 8.5%, to $246.3 billion during 2018. The $23.0 billion decrease in AUM resulted from market depreciation of $13.2 billion (with $11.6 billion of market deprecation occurring in the fourth quarter of 2018) and net outflows of $10.0 billion.

During 2019, our Retail channel average AUM of $212.3 billion increased $20.5 billion, or 10.7%, compared to 2018, primarily due to this AUM increasing $58.4 billion, or 32.3%, to $239.2 billion over the last twelve months. The $58.4 billion increase in AUM resulted primarily from market appreciation of $34.5 billion and net inflows of $23.8 billion. During 2018, our Retail channel average AUM of $191.8 billion increased $14.3 billion, or 8.1%, compared to 2017; however, this AUM decreased $12.1 billion, or 6.3%, to $180.8 billion during 2018. The $12.1 billion decrease in AUM resulted primarily from market depreciation of $12.3 billion (with $16.4 billion of market deprecation occurring in the fourth quarter of 2018).
During 2019, our Private Wealth Management channel average AUM of $96.5 billion increased $2.2 billion, or 2.3%, compared to 2018, primarily due to this AUM increasing $11.7 billion, or 13.2%, to $101.0 billion over the last twelve months. The $11.7 billion increase in AUM resulted primarily from market appreciation of $13.7 billion, partially offset by net outflows of $1.0 billion and an adjustment of $0.9 billion in the second quarter of 2019 relating to the removal of non-investment management fee earning assets. During 2018, our Private Wealth Management channel average AUM of $94.3 billion increased $7.6 billion, or 8.8%, compared to 2017; however, this AUM decreased $3.0 billion, or 3.2%, to $89.3 billion during 2018. The $3.0 billion decrease in AUM resulted from market depreciation of $4.5 billion (with $6.8 billion of market deprecation occurring in the fourth quarter of 2018), offset by net inflows of $1.9 billion.

As a result of the significant market declines in the fourth quarter of 2018, AUM as of December 31, 2018 was lower than AUM as of December 31, 2017 in all three distribution channels; however, average AUM during 2018 was higher than average AUM during 2017 in all three distribution channels, reflecting our strong performance through the first nine months of 2018. Conversely, the dynamic experienced in the fourth quarter of 2018 combined with positive market performance in 2019 resulted in the increases in our year-end AUM as of December 31, 2019 for all three distribution channels significantly outpacing the respective increases in average AUM during 2019.
Absolute investment composite returns, gross of fees, and relative performance as of December 31, 2019 compared to benchmarks for certain representative Institutional equity and fixed income services are as follows:

	1-Year	3-Year	5-Year

Global High Income - Hedged (fixed income)
Absolute return	15.3%	6.5%	6.3%
Relative return (vs. Bloomberg Barclays Global High Yield Index - Hedged)	1.9	0.4	(0.3)
Global Fixed Income - Unhedged (fixed income)
Absolute return	5.3	4.1	2.1
Relative return (vs. Bloomberg Barclays Global Treasury Index)	(0.2)	—	—
Global Plus - Hedged (fixed income)
Absolute return	8.7	4.5	4.1
Relative return (vs. Bloomberg Barclays Global Aggregate Index - Hedged)	0.5	0.2	0.5
Intermediate Municipal Bonds (fixed income)
Absolute return	6.1	3.7	2.8
Relative return (vs. Lipper Short/Int. Blended Muni Fund Avg)	1.2	0.7	0.7
U.S. Strategic Core Plus (fixed income)
Absolute return	9.2	4.6	3.8
Relative return (vs. Bloomberg Barclays U.S. Aggregate Index)	0.5	0.5	0.8
Emerging Market Debt (fixed income)
Absolute return	14.7	6.1	5.9
Relative return (vs. JPM EMBI Global/JPM EMBI)	0.3	0.1	—
U.S. Relative Value
Absolute return	24.5	12.3	10.2
Relative return (vs. Russell 1000 Value Index)	(2.0)	2.6	1.9

	1-Year	3-Year	5-Year
International Strategic Core Equity
Absolute return	19.4	11.4	8.1
Relative return (vs. MSCI EAFE Index)	(2.6)	1.8	2.5
U.S. Small & Mid Cap Value
Absolute return	21.2	5.8	7.3
Relative return (vs. Russell 2500 Value Index)	(2.4)	(0.3)	0.1
U.S. Strategic Value
Absolute return	21.0	6.2	4.5
Relative return (vs. Russell 1000 Value Index)	(5.5)	(3.5)	(3.8)
U.S. Small Cap Growth
Absolute return	37.3	23.2	15.0
Relative return (vs. Russell 2000 Growth Index)	8.8	10.7	5.7
U.S. Large Cap Growth
Absolute return	35.1	22.7	16.5
Relative return (vs. Russell 1000 Growth Index)	(1.3)	2.2	1.8
U.S. Small & Mid Cap Growth
Absolute return	31.7	19.3	12.4
Relative return (vs. Russell 2500 Growth Index)	(0.9)	4.1	1.5
Concentrated U.S. Growth
Absolute return	40.6	21.4	14.3
Relative return (vs. S&P 500 Index)	9.1	6.2	2.6
Select U.S. Equity
Absolute return	30.5	15.6	11.7
Relative return (vs. S&P 500 Index)	(1.0)	0.3	—
Strategic Equities
Absolute return	29.6	14.3	11.2
Relative return (vs. Russell 3000 Index)	(1.4)	(0.3)	—
Global Core Equity
Absolute return	28.8	15.9	10.7
Relative return (vs. MSCI ACWI Index)	2.2	3.4	2.3
U.S. Strategic Core Equity
Absolute return	32.1	15.1	12.7
Relative return (vs. S&P 500 Index)	0.6	(0.2)	1.0
Select U.S. Equity Long/Short
Absolute return	18.9	10.6	7.8
Relative return (vs. S&P 500 Index)	(12.6)	(4.7)	(3.9)

Consolidated Results of Operations

	Years Ended December 31,			% Change
	2019	2018	2017	2019-18	2018-17
	(in thousands, except per unit amounts)
Net revenues	$3,518,432	$3,367,361	$3,298,521	4.5%	2.1%
Expenses	2,694,995	2,542,047	2,524,611	6.0	0.7
Operating income	823,437	825,314	773,910	(0.2)	6.6
Income taxes	41,754	45,816	53,110	(8.9)	(13.7)
Net income	781,683	779,498	720,800	0.3	8.1
Net income of consolidated entities attributable to non-controlling interests	29,641	21,910	58,397	35.3	(62.5)
Net income attributable to AB Unitholders	$752,042	$757,588	$662,403	(0.7)	14.4
Diluted net income per AB Unit	$2.78	$2.78	$2.45	—	13.5
Distributions per AB Unit	$2.82	$2.96	$2.57	(4.7)	15.2
Operating margin(1)	22.6%	23.9%	21.7%

(1)	Operating income excluding net income (loss) attributable to non-controlling interests as a percentage of net revenues.

Net income attributable to AB Unitholders for the year ended December 31, 2019 decreased $5.5 million from the year ended December 31, 2018. The decrease primarily is due to (in millions):

Higher employee compensation and benefits	$(64.0)
Higher promotion and servicing expenses	(51.7)
Higher general and administrative expenses (including real estate charges)	(31.9)
Lower Bernstein Research Services revenue	(31.5)
Lower performance-based fees	(18.5)
Higher net income of consolidated entities attributable to non-controlling interest	(7.7)
Higher base advisory fees	128.4
Higher distribution revenues	36.5
Higher investment gains	36.0
Other	(1.1)
$(5.5)

Net income attributable to AB Unitholders for the year ended December 31, 2018 increased $95.2 million from the year ended December 31, 2017. The increase primarily was due to (in millions):

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
$95.2
Units Outstanding
Each quarter, we consider whether to implement a plan to repurchase AB Holding Units pursuant to Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended (“Exchange Act”). A plan of this type allows a company to repurchase its shares at times when it otherwise might be prevented from doing so because of self-imposed trading blackout periods or because it possesses material non-public information. Each broker we select has the authority to repurchase AB Holding Units on our behalf in accordance with the terms and limitations specified in the plan. Repurchases are subject to regulations promulgated by the SEC, as well as certain price, market volume and timing constraints specified in the plan. The plan adopted during the fourth quarter of 2019 expired at the close of business on February 11, 2020. We may adopt additional plans in the future to engage in open-market purchases of AB Holding Units to help fund anticipated obligations under our incentive compensation award program and for other corporate purposes.
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
Management Operating Metrics
We are providing the non-GAAP measures “adjusted net revenues,” “adjusted operating income” and “adjusted operating margin” because they are the principal operating metrics management uses in evaluating and comparing period-to-period operating performance. Management principally uses these metrics in evaluating performance because they present a clearer picture of our operating performance and allow management to see long-term trends without the distortion primarily caused by long-term incentive compensation-related mark-to-market adjustments, real estate charges and other adjustment items. Similarly, we believe that these management operating metrics help investors better understand the underlying trends in our results and, accordingly, provide a valuable perspective for investors.
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

	Years Ended December 31,
	2019	2018	2017
	(in thousands)
Net revenues, US GAAP basis	$3,518,432	$3,367,361	$3,298,521
Adjustments:
Impact of adoption of revenue recognition standard ASC 606	—	77,844	—
Distribution-related payments	(487,965)	(427,186)	(411,467)
Amortization of deferred sales commissions	(15,029)	(21,343)	(31,886)
Pass-through fees and expenses	(56,840)	(40,219)	(40,531)
Impact of consolidated company-sponsored funds	(33,044)	(38,142)	(87,255)
Long-term incentive compensation-related investment gains and dividend and interest	(8,939)	3,509	(9,891)
Loss (gain) on sale of software technology investment	—	3,733	(4,592)
Other	—	47	—
Adjusted net revenues	$2,916,615	$2,925,604	$2,712,899

Operating income, US GAAP basis	$823,437	$825,314	$773,910
Adjustments:
Impact of adoption of revenue recognition standard ASC 606	—	35,156	—
Real estate charges	2,623	7,160	36,669
Acquisition-related expenses	6,734	1,924	2,012
Long-term incentive compensation-related items	1,217	3,064	709
CEO's EQH award compensation	1,125	—	—
Loss (gain) on sale of software technology investment	—	3,733	(4,592)
Contingent payment arrangements	(3,051)	(2,429)	(193)
Other	—	47	—
Sub-total of non-GAAP adjustments	8,648	48,655	34,605
Less: Net income of consolidated entities attributable to non-controlling interests	29,641	21,910	58,397
Adjusted operating income	802,444	852,059	750,118
Adjusted income taxes	40,684	47,289	56,709
Adjusted net income	$761,760	$804,770	$693,409
Diluted net income per AB Unit, GAAP basis	$2.78	$2.78	$2.45
Impact of non-GAAP adjustments	0.03	0.18	0.12
Adjusted diluted net income per AB Unit	$2.81	$2.96	$2.57

Adjusted operating margin	27.5%	29.1%	27.7%
Adjusted operating income for the year ended December 31, 2019 decreased $49.6 million, or 5.8%, from the year ended December 31, 2018, primarily due to lower performance-based fees of $99.3 million, lower Bernstein Research Services revenue of $31.5 million, higher general and administrative expenses of $29.3 million, higher net distribution expenses of $17.8 million and higher employee compensation expenses (excluding the impact of long-term incentive compensation-related items) of $8.3 million, offset by higher investment advisory base fees of $113.3 million and higher investments gains and losses revenue of $22.4 million. Adjusted operating income for the year ended December 31, 2018 increased $101.9 million, or 13.6%, from the year ended December 31, 2017, primarily due to higher investment advisory base fees of $139.3 million, higher performance-based fees of $90.7 million and lower general and administrative expenses of $19.1 million, offset by higher employee compensation expenses (excluding the impact of long-term incentive compensation-related items) of $119.6 million, lower Bernstein Research Services revenue of $10.5 million, lower investments gains and losses revenue of $9.5 million and higher promotion and servicing expenses of $8.6 million.
On January 1, 2018, as a result of our adoption of ASC 606, we recorded a cumulative effect adjustment, net of tax, of $35.0 million to partners’ capital in the consolidated statement of financial condition. This amount represented carried interest distributions of $77.9 million previously received, net of revenue sharing payments to investment team members, of $42.7 million, with respect to which it was probable that significant reversal would not occur. These amounts were included in adjusted net revenues and adjusted operating income in the first quarter of 2018.
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
Adjusted net revenues include the impact of our adoption of revenue recognition standard ASC 606 during the first quarter of 2018, as discussed above.
During 2017, we excluded a realized gain of $4.6 million on the exchange of software technology for an ownership stake in a third party provider of financial market data and trading tools. During 2018, we decreased our valuation of this investment by $3.7 million.
Adjusted Operating Income
Adjusted operating income represents operating income on a US GAAP basis excluding (1) real estate charges (credits), (2) acquisition-related expenses, (3) the impact on net revenues and compensation expense of the investment gains and losses (as well as the dividends and interest) associated with employee long-term incentive compensation-related investments, (4) our CEO's EQH award compensation, as discussed below, (5) loss (gain) on the sale of a software technology investment, (6) adjustments to contingent payment arrangements, and (7) the impact of consolidated company-sponsored investment funds; provided, however, that adjusted operating income includes the revenues and expenses associated with our implementation of ASC 606 during the first quarter of 2018 discussed above.
Real estate charges (credits) have been excluded because they are not considered part of our core operating results when comparing financial results from period to period and to industry peers. However, beginning in the fourth quarter of 2019, real estate charges (credits), while excluded in the period in which the charges (credits) are recorded, are included ratably over the remaining applicable lease term.
Acquisition-related expenses have been excluded because they are not considered part of our core operating results when comparing financial results from period to period and to industry peers. During 2019, these expenses included an intangible asset impairment charge of $3.1 million relating to our 2016 acquisition.
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
The board of directors of EQH granted to Seth P. Bernstein (“CEO”) equity awards in connection with EQH's IPO and Mr. Bernstein's membership on the EQH Management Committee. Mr. Bernstein may receive additional equity or cash compensation from EQH in the future related to his service on the Management Committee. Any awards granted to Mr. Bernstein by EQH are recorded as compensation expense in AB’s consolidated statement of income. The compensation expense associated with these awards has been excluded from our non-GAAP measures because they are non-cash and are based upon EQH's, and not AB's, financial performance.

The loss (gain) on the sale of a software technology investment has been excluded due to its non-recurring nature and because it is not part of our core operating results.

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

Net Revenues
The components of net revenues are as follows:

	Years Ended December 31,			% Change
	2019	2018	2017	2019-18	2018-17
	(in thousands)
Investment advisory and services fees:
Institutions:
Base fees	$451,125	$444,884	$430,446	1.4%	3.4%
Performance-based fees	27,839	32,898	45,159	(15.4)	(27.2)
	478,964	477,782	475,605	0.2	0.5
Retail:
Base fees	1,076,495	992,037	922,510	8.5	7.5
Performance-based fees	22,510	18,278	24,216	23.2	(24.5)
	1,099,005	1,010,315	946,726	8.8	6.7
Private Wealth Management:
Base fees	844,809	807,147	753,569	4.7	7.1
Performance-based fees	49,266	66,967	25,405	(26.4)	163.6
	894,075	874,114	778,974	2.3	12.2
Total:
Base fees	2,372,429	2,244,068	2,106,525	5.7	6.5
Performance-based fees	99,615	118,143	94,780	(15.7)	24.6
	2,472,044	2,362,211	2,201,305	4.6	7.3
Bernstein Research Services	407,911	439,432	449,919	(7.2)	(2.3)
Distribution revenues	455,043	418,562	412,063	8.7	1.6
Dividend and interest income	104,421	98,226	71,162	6.3	38.0
Investment gains	38,659	2,653	92,102	n/m	(97.1)
Other revenues	97,559	98,676	97,135	(1.1)	1.6
Total revenues	3,575,637	3,419,760	3,323,686	4.6	2.9
Less: Interest expense	57,205	52,399	25,165	9.2	108.2
Net revenues	$3,518,432	$3,367,361	$3,298,521	4.5	2.1
Investment Advisory and Services Fees
Investment advisory and services fees are the largest component of our revenues. These fees generally are calculated as a percentage of the value of AUM as of a specified date, or as a percentage of the value of average AUM for the applicable billing period, and vary with the type of investment service, the size of account and the total amount of assets we manage for a particular client. Accordingly, fee income generally increases or decreases as AUM increase or decrease and is affected by market appreciation or depreciation, the addition of new client accounts or client contributions of additional assets to existing accounts, withdrawals of assets from and termination of client accounts, purchases and redemptions of mutual fund shares, shifts of assets between accounts or products with different fee structures, and acquisitions. Our average basis points realized (investment advisory and services fees divided by average AUM) generally approximate 35 to 110 basis points for actively-managed equity services, 10 to 70 basis points for actively-managed fixed income services and 2 to 20 basis points for passively-managed services. Average basis points realized for other services could range from 4 basis points for certain Institutional third party managed services to over 100 basis points for certain Retail and Private Wealth Management alternative services. These ranges include all-inclusive fee arrangements (covering investment management, trade execution and other services) for our Private Wealth Management clients.
We calculate AUM using established market-based valuation methods and fair valuation (non-observable market) methods. Market-based valuation methods include: last sale/settle prices from an exchange for actively-traded listed equities, options and futures; evaluated bid prices from recognized pricing vendors for fixed income, asset-backed or mortgage-backed issues; mid prices from recognized pricing vendors and brokers for credit default swaps; and quoted bids or spreads from pricing vendors and brokers for other derivative products. Fair valuation methods include: discounted cash flow models or any other methodology that is validated and approved by our Valuation Committee (see paragraph immediately below for more information regarding our Valuation

Committee). Fair valuation methods are used only where AUM cannot be valued using market-based valuation methods, such as in the case of private equity or illiquid securities.
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
We sometimes charge our clients performance-based fees. In these situations, we charge a base advisory fee and are eligible to earn an additional performance-based fee or incentive allocation that is calculated as either a percentage of absolute investment results or a percentage of investment results in excess of a stated benchmark over a specified period of time. Some performance-based fees include a high-watermark provision, which generally provides that if a client account underperforms relative to its performance target (whether absolute or relative to a specified benchmark), it must gain back such underperformance before we can collect future performance-based fees. Therefore, if we fail to achieve our performance target for a particular period, we will not earn a performance-based fee for that period and, for accounts with a high-watermark provision, our ability to earn future performance-based fees will be impaired. We are eligible to earn performance-based fees on 7.9%, 9.1% and 0.7% of the assets we manage for institutional clients, private wealth clients and retail clients, respectively (in total, 5.3% of our AUM).
Our investment advisory and services fees increased by $109.8 million, or 4.6%, in 2019, primarily due to a $128.4 million, or 5.7%, increase in base fees, which primarily resulted from a 5.5% increase in average AUM and the impact of a slight shift in product mix from fixed income to equities, which generally have higher fees. This increase was partially offset by an $18.5 million decrease in performance-based fees. Our investment advisory and services fees increased by $160.9 million, or 7.3%, in 2018, primarily due to a $137.5 million, or 6.5%, increase in base fees, which primarily resulted from a 5.1% increase in average AUM and the impact of a shift in distribution channel mix from Institutions to Retail and Private Wealth Management. Also, performance-based fees increased $23.4 million.

Institutional investment advisory and services fees increased $1.2 million, or 0.2%, in 2019, primarily due to an increase in base fees of $6.2 million, or 1.4%, primarily resulting from a 2.8% increase in average AUM, partially offset by a decrease in performance-based fees of $5.1 million and the impact of lower fee realization from active equities. Institutional investment advisory and services fees increased $2.2 million, or 0.5%, in 2018, primarily due to an increase in base fees of $14.4 million, or 3.4%, primarily resulting from a 1.7% increase in average AUM and the impact of higher fees from alternatives and a shift in product mix to active equities, which generally have higher fees. The increase was partially offset by a decrease in performance-based fees of $12.3 million.
Retail investment advisory and services fees increased $88.7 million, or 8.8%, in 2019, primarily due to an increase in base fees of $84.5 million, or 8.5%, primarily resulting from a 10.7% increase in average AUM, partially offset by the impact of lower fee realization from active equities. Also, performance-based fees increased $4.2 million. Retail investment advisory and services fees increased $63.6 million, or 6.7%, in 2018, primarily due to an increase in base fees of $69.5 million, or 7.5%, primarily resulting from an 8.1% increase in average AUM. The increase was partially offset by a decrease in performance-based fees of $5.9 million.

Private Wealth Management investment advisory and services fees increased by $20.0 million, or 2.3%, in 2019, due to an increase in base fees of $37.7 million, or 4.7%, primarily resulting from an 2.3% increase in average AUM and the impact of a shift in product mix to alternatives, which generally have higher fees. This increase was partially offset by a $17.7 million decrease in performance-based fees. Private Wealth Management investment advisory and services fees increased $95.1 million, or 12.2%, in 2018, due to an increase in base fees of $53.6 million, or 7.1%, resulting from an 8.8% increase in average AUM. In addition, performance-based fees increased $41.6 million.
Bernstein Research Services
We earn revenues for providing investment research to, and executing brokerage transactions for, institutional clients. These clients compensate us principally by directing us to execute brokerage transactions on their behalf, for which we earn commissions, and to a lesser extent, but increasingly, by paying us directly for research through commission sharing agreements or cash payments.
Revenues from Bernstein Research Services decreased $31.5 million, or 7.2%, in 2019. The decrease was due to lower global customer activity and trading commissions, partially offset by the inclusion of revenues from our acquisition of Autonomous (which closed on April 1, 2019).
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
Distribution revenues increased $36.5 million, or 8.7%, in 2019, primarily due to the corresponding average AUM of these mutual funds increasing 10.0%, offset by the impact of a shift in product mix from mutual funds that have higher distribution rates to mutual funds with lower distribution rates.
Distribution revenues increased $6.5 million, or 1.6%, in 2018, primarily due to the corresponding average AUM of these mutual funds increasing 4.5%, offset by the impact of a shift in product mix. Average AUM for Japan and Taiwan domiciled funds increased 35.1%, while average AUM of B-share and C-share mutual funds (which have higher distribution rates than A- share mutual funds, as well as other funds not domiciled in the U.S. or Luxembourg) decreased 22.5%.
Dividend and Interest Income and Interest Expense
Dividend and interest income consists primarily of investment income and interest earned on customer margin balances and U.S. Treasury Bills as well as dividend and interest income in our consolidated company-sponsored investment funds. Interest expense principally reflects interest accrued on cash balances in customers’ brokerage accounts.
Dividend and interest income increased $6.2 million, or 6.3%, in 2019, primarily due to higher interest earned on customer margin balances and U.S. Treasury Bills, offset by lower dividend and interest income in our consolidated company-sponsored investment funds. Interest expense increased $4.8 million, or 9.2%, in 2019, due to higher interest paid on cash balances in customers' brokerage accounts.
Dividend and interest income increased $27.1 million, or 38.0%, in 2018, primarily due to higher interest earned on customer margin balances and U.S. Treasury Bills. Interest expense increased $27.2 million in 2018, due to higher interest paid on cash balances in customers' brokerage accounts.
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

Investment gains (losses) are as follows:

	Years Ended December 31,
	2019	2018	2017
	(in thousands)
Long-term incentive compensation-related investments
Realized gains	$1,672	$2,512	$2,214
Unrealized (losses) gains	5,859	(8,032)	5,723

Investments held by consolidated company-sponsored investment funds
Realized (losses) gains	9,378	(1,134)	59,669
Unrealized gains	36,150	14,217	36,340

Seed capital investments
Realized gains (losses)
Seed capital and other	17,301	(943)	24,822
Derivatives	(30,320)	7,001	(22,395)
Unrealized gains (losses)
Seed capital and other	7,510	(15,003)	(9,713)
Derivatives	(8,013)	5,384	(1,478)

Brokerage-related investments
Realized losses	(1,209)	(1,410)	(2,796)
Unrealized gains (losses)	331	61	(284)
	$38,659	$2,653	$92,102
Other Revenues
Other revenues consist of fees earned for transfer agency services provided to company-sponsored mutual funds, fees earned for administration and recordkeeping services provided to company-sponsored mutual funds and the general accounts of EQH and its subsidiaries, and other miscellaneous revenues. Other revenues decreased $1.1 million, or 1.1%, in 2019, primarily due to lower brokerage income and lower investment income related to our consolidated company-sponsored investment funds, partially offset by higher shareholder servicing fees. Other revenues increased $1.5 million, or 1.6%, in 2018, primarily due to higher shareholder servicing fees and higher mutual fund reimbursements.

Expenses
The components of expenses are as follows:

	Years Ended December 31,			% Change
	2019	2018	2017	2019-18	2018-17
	(in thousands)
Employee compensation and benefits	$1,442,783	$1,378,811	$1,313,469	4.6%	5.0%
Promotion and servicing:
Distribution-related payments	487,965	427,186	411,467	14.2	3.8
Amortization of deferred sales commissions	15,029	21,343	31,886	(29.6)	(33.1)
Trade execution, marketing, T&E and other	219,860	222,630	213,275	(1.2)	4.4
	722,854	671,159	656,628	7.7	2.2
General and administrative:
General and administrative	484,750	448,996	481,488	8.0	(6.7)
Real estate charges	3,324	7,160	36,669	(53.6)	(80.5)
	488,074	456,156	518,157	7.0	(12.0)
Contingent payment arrangements	(510)	(2,219)	267	(77.0)	n/m
Interest on borrowings	13,035	10,359	8,194	25.8	26.4
Amortization of intangible assets	28,759	27,781	27,896	3.5	(0.4)
Total	$2,694,995	$2,542,047	$2,524,611	6.0	0.7
Employee Compensation and Benefits
Employee compensation and benefits consist of base compensation (including salaries and severance), annual short-term incentive compensation awards (cash bonuses), annual long-term incentive compensation awards, commissions, fringe benefits and other employment costs (including recruitment, training, temporary help and meals).
Compensation expense as a percentage of net revenues was 41.0%, 40.9% and 39.8% for the years ended December 31, 2019, 2018 and 2017, respectively. Compensation expense generally is determined on a discretionary basis and is primarily a function of our firm’s current-year financial performance. The amounts of incentive compensation we award are designed to motivate, reward and retain top talent while aligning our executives' interests with the interests of our Unitholders. Senior management, with the approval of the Compensation Committee of the Board of Directors of AllianceBernstein Corporation (“Compensation Committee”), periodically confirms that the appropriate metric to consider in determining the amount of incentive compensation is the ratio of adjusted employee compensation and benefits expense to adjusted net revenues. Adjusted net revenues used in the adjusted compensation ratio are the same as the adjusted net revenues presented as a non-GAAP measure (discussed earlier in this Item 7). Adjusted employee compensation and benefits expense is total employee compensation and benefits expense minus other employment costs such as recruitment, training, temporary help and meals (which were 1.2%, 1.1% and 1.1% of adjusted net revenues for 2019, 2018 and 2017, respectively), and excludes the impact of mark-to-market vesting expense, as well as dividends and interest expense, associated with employee long-term incentive compensation-related investments and the amortization expense associated with the awards issued by EQH to our firm's CEO relating to his role as a member of the EQH Management Committee. Senior management, with the approval of the Compensation Committee, has established as an objective that adjusted employee compensation and benefits expense generally should not exceed 50% of our adjusted net revenues, except in unexpected or unusual circumstances. Our ratios of adjusted compensation expense as a percentage of adjusted net revenues were 47.9%, 47.5% and 47.1%, respectively, for the years ended December 31, 2019, 2018 and 2017.
In 2019, employee compensation and benefits expense increased $64.0 million, or 4.6%, primarily due to higher base compensation of $34.1 million (primarily higher salaries), higher incentive compensation of $17.4 million and higher fringes of $15.6 million, partially offset by lower commissions of $3.2 million. In 2018, employee compensation and benefits expense increased $65.3 million, or 5.0%, primarily due to higher incentive compensation of $19.3 million, higher commissions of $19.0 million, higher base compensation of $14.7 million (primarily higher salaries), and higher fringes of $7.4 million.

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
Promotion and servicing expenses increased $51.7 million, or 7.7%, in 2019. The increase primarily was due to higher distribution-related payments of $60.8 million and higher travel and entertainment expenses of $3.2 million, offset by lower amortization of deferred sales commissions of $6.3 million, lower trade execution and clearance expenses of $3.7 million and lower marketing expenses of $2.5 million. Promotion and servicing expenses increased $14.5 million, or 2.2%, in 2018. The increase primarily was due to higher distribution-related payments of $15.7 million, higher marketing expenses of $4.5 million and higher trade execution and clearance expenses of $4.5 million, offset by lower amortization of deferred sales commissions of $10.5 million.
General and Administrative
General and administrative expenses include portfolio services expenses, technology expenses, professional fees and office-related expenses (occupancy, communications and similar expenses). General and administrative expenses as a percentage of net revenues were 13.9%, 13.5% and 15.7% for the years ended December 31, 2019, 2018 and 2017, respectively. General and administrative expenses increased $31.9 million, or 7.0%, during 2019, primarily due to higher portfolio service fees of $11.2 million, higher technology fees of $11.0 million and higher professional fees of $7.0 million. General and administrative expenses decreased $62.0 million, or 12.0%, during 2018, primarily due to lower real estate charges of $29.5 million, the lack of a $19.7 million vendor termination fee recorded in 2017, lower rent expense of $5.0 million, lower exchange rate losses of $2.8 million and lower errors of $2.7 million.
Contingent Payment Arrangements
Contingent payment arrangements reflect changes in estimates of contingent payment liabilities associated with acquisitions in previous periods, as well as accretion expense of these liabilities. The credit of $0.5 million for 2019 reflects the change in estimate of the contingent consideration payable relating to our 2016 acquisition of $3.1 million, offset by accretion expenses of $2.6 million. The credit of $2.2 million for 2018 reflects the change in estimate of the contingent consideration payable relating to our 2016 acquisition of $2.4 million, offset by accretion expenses of $0.2 million. The expense of $0.3 million for 2017 reflects accretion expenses of $0.5 million, offset by a change in estimate of the contingent consideration payable relating to our 2010 acquisition of $0.2 million.
Interest on Borrowings
Interest expense increased 25.8% in 2019, reflecting both higher weighted average borrowings and interest rates. Average daily borrowings for both the EQH facility and commercial paper were $436.9 million at a weighted average interest rate of 2.5% during 2019 compared to $350.3 million and 2.0% for commercial paper during 2018. Interest expense increased 26.4% in 2018, reflecting higher weighted average interest rates on commercial paper borrowings. Average daily borrowings of commercial paper during 2018 and 2017 were $350.3 million and $482.2 million, respectively, with weighted average interest rates of 2.0% and 1.2%, respectively.
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
Income tax expense decreased $4.1 million, or 8.9%, in 2019 compared to 2018. This decrease is due to a lower effective tax rate in 2019 of 5.1% compared to 5.6% in 2018. The decrease in our effective tax rate was driven by a more favorable mix of earnings across the AB tax filing groups and a reduction of one-time discrete items.
Income tax expense decreased $7.3 million, or 13.7%, in 2018 compared to 2017. This decrease is due to a lower effective tax rate in 2018 of 5.6% compared to 6.9% in 2017 and higher pre-tax income. The decrease in our effective tax rate was driven by the impact of tax reform in the prior year, offset by one-time discrete items.

Net Income (Loss) of Consolidated Entities Attributable to Non-Controlling Interests
Net income (loss) of consolidated entities attributable to non-controlling interests primarily consists of limited partner interests owned by other investors in our consolidated company-sponsored investment funds. In 2019, 2018 and 2017, we had $29.6 million, $21.9 million and $58.4 million, respectively, of net gains of consolidated entities attributable to non-controlling interests, primarily due to gains on investments held by our consolidated company-sponsored investment funds. Fluctuations period-to-period result primarily from the number of consolidated company-sponsored investment funds and their respective market performance.
Capital Resources and Liquidity
During 2019, net cash provided by operating activities was $827.5 million, compared to $1.3 billion during 2018. The change primarily was due to a decrease in broker-dealer related payables (net of receivable and segregated U.S. Treasury Bills activity) of $754.8 million and net activity of our consolidated company-sponsored investment funds of $427.6 million, offset by lower net purchases of broker-dealer investments of $754.7 million. During 2018, net cash provided by operating activities was $1.3 billion, compared to $645.5 million during 2017. The change primarily was due to an increase in broker-dealer payables (net of receivable and segregated U.S. Treasury Bills activity) of $618.8 million, a decrease in net activity of our consolidated company-sponsored investment funds of $467.3 million and higher cash provided by net income of $75.5 million, offset by higher net purchases of broker-dealer investments of $294.7 million and an increase in broker dealer deposits with clearing organizations of $150.5 million.
During 2019, net cash used in investing activities was $23.0 million, compared to $32.8 million during 2018. The change is primarily due to the acquisition of Autonomous, net of cash acquired, of $5.3 million. During 2018, net cash used in investing activities was $32.8 million, compared to $39.3 million during 2017. The change primarily reflects lower purchases of furniture, equipment and leasehold improvements of $6.6 million.
During 2019, net cash used in financing activities was $775.0 million, compared to $1.6 billion during 2018. The change reflects the net purchases of non-controlling interests of consolidated company-sponsored investment funds in 2019 as compared to net redemptions of non-controlling interests of consolidated company-sponsored investment funds in 2018 (impact of $622.2 million), lower distributions to the General Partner and Unitholders of $154.7 million and lower net purchases of AB Holding Units to fund long-term incentive compensation plan awards of $95.5 million. During 2018, net cash used in financing activities was $1.6 billion, compared to $623.9 million during 2017. The change reflects the net redemptions of non-controlling interests of consolidated company-sponsored investment funds in 2018 as compared to net purchases of non-controlling interests of consolidated company-sponsored investment funds in 2017 (impact of $635.3 million), higher distributions to the General Partner and Unitholders of $214.1 million and net repayments of bank loans in 2018 as compared to net proceeds from bank loans in 2017 (impact of $125.0 million).
As of December 31, 2019, AB had $679.7 million of cash and cash equivalents (excluding cash and cash equivalents of consolidated company-sponsored investment funds), all of which is available for liquidity but consist primarily of cash on deposit for our broker-dealers related to various customer clearing activities, and cash held by foreign subsidiaries of $448.4 million.
Debt and Credit Facilities
AB has an $800.0 million committed, unsecured senior revolving credit facility (the "Credit Facility") with a group of commercial banks and other lenders, which matures on September 27, 2023. The Credit Facility provides for possible increases in the principal amount by up to an aggregate incremental amount of $200.0 million; any such increase is subject to the consent of the affected lenders. The Credit Facility is available for AB and Sanford C. Bernstein & Co., LLC ("SCB LLC") business purposes, including the support of AB’s commercial paper program. Both AB and SCB LLC can draw directly under the Credit Facility and management may draw on the Credit Facility from time to time. AB has agreed to guarantee the obligations of SCB LLC under the Credit Facility.
The Credit Facility contains affirmative, negative and financial covenants, which are customary for facilities of this type, including restrictions on dispositions of assets, restrictions on liens, a minimum interest coverage ratio and a maximum leverage ratio. As of December 31, 2019, we were in compliance with these covenants. The Credit Facility also includes customary events of default (with customary grace periods, as applicable), including provisions under which, upon the occurrence of an event of default, all outstanding loans may be accelerated and/or lender’s commitments may be terminated. Also, under such provisions, upon the occurrence of certain insolvency- or bankruptcy-related events of default, all amounts payable under the Credit Facility would automatically become immediately due and payable, and the lender’s commitments automatically would terminate.
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
As of December 31, 2019 and 2018, we had no amounts outstanding under the Credit Facility. During 2019 and 2018, we did not draw upon the Credit Facility.
In addition to the Credit Facility, on November 4, 2019, AB established a $900.0 million committed, unsecured senior credit facility (“EQH Facility”) with EQH. The EQH Facility matures on November 4, 2024 and is available for AB's general business purposes. Borrowings under the EQH Facility generally bear interest at a rate per annum based on prevailing overnight commercial paper rates.
The EQH Facility contains affirmative, negative and financial covenants which are substantially similar to those in AB’s committed bank facilities. The EQH Facility also includes customary events of default substantially similar to those in AB’s committed bank facilities, including provisions under which, upon the occurrence of an event of default, all outstanding loans may be accelerated and/or the lender’s commitment may be terminated.
Amounts under the EQH Facility may be borrowed, repaid and re-borrowed by us from time to time until the maturity of the facility. AB or EQH may reduce or terminate the commitment at any time without penalty upon proper notice. EQH also may terminate the facility immediately upon a change of control of our general partner.
As of December 31, 2019, AB had $560.0 million outstanding under the EQH Facility with an interest rate of approximately 1.6%. Average daily borrowings on the EQH Facility during 2019 for the 57 days it was available were $358.6 million with a weighted average interest rate of approximately 1.6%.
As of December 31, 2019, we had no commercial paper outstanding. As of December 31, 2018, AB had $523.2 million in commercial paper outstanding with a weighted average interest rate of approximately 2.7%. The commercial paper is short term in nature, and as such, recorded value is estimated to approximate fair value (and considered a Level 2 security in the fair value hierarchy). Average daily borrowings of commercial paper for the 317 days commercial paper was outstanding in 2019 was $438.6 million with a weighted average interest rate of 2.6%. Average daily borrowings for 2018 were $350.3 million with a weighted average interest rate of approximately 2.0%.
AB has a $200.0 million committed, unsecured senior revolving credit facility (the "Revolver") with a leading international bank, which matures on November 16, 2021. The Revolver is available for AB's and SCB LLC's business purposes, including the provision of additional liquidity to meet funding requirements primarily related to SCB LLC's operations. Both AB and SCB LLC can draw directly under the Revolver and management expects to draw on the Revolver from time to time. AB has agreed to guarantee the obligations of SCB LLC under the Revolver. The Revolver contains affirmative, negative and financial covenants that are identical to those of the Credit Facility. As of December 31, 2019 we had no amounts outstanding under the Revolver. As of December 31, 2018, we had $25.0 million outstanding under the Revolver with an interest rate of 3.4%. Average daily borrowings for 2019 and 2018 were $23.5 million and $19.4 million, respectively, with weighted average interest rates of 3.2% and 2.8%, respectively.
In addition, SCB LLC currently has three uncommitted lines of credit with three financial institutions. Two of these lines of credit permit us to borrow up to an aggregate of approximately $175.0 million, with AB named as an additional borrower, while the other line has no stated limit. As of December 31, 2019 and 2018, SCB LLC had no outstanding balance on these lines of credit. Average daily borrowings on the lines of credit during 2019 and 2018 were $1.9 million and $2.7 million, respectively, with weighted average interest rates of approximately 1.9% and 1.6%, respectively.
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
AB maintains a guarantee with a commercial bank, under which we guarantee the obligations in the ordinary course of business of each of SCB LLC, our U.K.-based broker-dealer and our Cayman subsidiary. We also maintain four additional guarantees with other commercial banks under which we guarantee approximately $387 million of obligations for our U.K.-based broker-dealer and $99 million of obligations for our India-based broker-dealer. In the event that any of these four entities is unable to meet its obligations, AB will pay the obligations when due or on demand.
We also have two smaller guarantees with a commercial bank totaling approximately $1.5 million, under which we guarantee certain obligations in the ordinary course of business of one of our foreign subsidiaries.
We have not been required to perform under any of the above agreements and currently have no liability in connection with these agreements.
Aggregate Contractual Obligations
Our contractual obligations as of December 31, 2019 are as follows:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in millions)
EQH credit facility	$560.0	$560.0	$—	$—	$—
Leases, net of sublease commitments	978.0	83.3	151.2	124.3	619.2
Funding commitments	10.1	10.1	—	—	—
Accrued compensation and benefits	254.8	168.1	54.3	14.7	17.7
Unrecognized tax benefits(1)	5.7	2.9	—	2.8	—
Federal transition tax (1)	16.5	1.6	3.2	7.0	4.7
Total	$1,825.1	$826.0	$208.7	$148.8	$641.6

(1) See Note 21 to our consolidated financial statements in Item 8 for discussion of unrecognized tax benefits and federal transition tax.
During 2010, as general partner of AllianceBernstein U.S. Real Estate L.P. (“Real Estate Fund”), we committed to invest $25 million in the Real Estate Fund. As of December 31, 2019, we had funded $22.4 million of this commitment. During 2014, as general partner of AllianceBernstein U.S. Real Estate II L.P. (“Real Estate Fund II”), we committed to invest $28.0 million, as amended in 2015, in the Real Estate Fund II. As of December 31, 2019, we had funded $19.9 million of this commitment.
Accrued compensation and benefits amounts in the table above exclude our accrued pension obligation. Offsetting our accrued compensation obligations are long-term incentive compensation-related investments and money market investments we funded totaling $57.9 million, which are included in our consolidated statement of financial condition. Any amounts reflected on the consolidated statement of financial condition as payables (to broker-dealers, brokerage clients and company-sponsored mutual funds) and accounts payable and accrued expenses (excluding the tax obligations above) are excluded from the table above.
We expect to make contributions to our qualified profit sharing plan of approximately $15 million in each of the next four years. We do not currently anticipate that we will contribute to the Retirement Plan during 2020.
During October 2018, we signed a lease, which commences in mid-2020, relating to 218,976 square feet of space at our new Nashville headquarters. Our estimated total base rent obligation (excluding taxes, operating expenses and utilities) over the 15 year initial lease term is $134 million. During April 2019, we signed a lease, which commences in 2024, relating to approximately

190,000 square feet of space in New York City. Our estimated total base rent obligation (excluding taxes, operating expenses and utilities) over the 20 year lease term is approximately $448 million.
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
Goodwill
As of December 31, 2019, we had goodwill of $3.1 billion on the consolidated statement of financial condition. We have determined that AB has only one reporting segment and reporting unit. We test our goodwill annually, as of September 30, for impairment. As of September 30, 2019, the impairment test indicated that goodwill was not impaired. The carrying value of goodwill is also reviewed if facts and circumstances occur that suggest possible impairment, such as significant declines in AUM, revenues, earnings or the price of an AB Holding Unit.
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

•
Our 2020 Margin Target: We previously adopted a goal of increasing our adjusted operating margin to a target of 30% by 2020, subject to the assumptions, factors and contingencies described as part of our initial disclosure of this target. Our adjusted operating margin for 2019 was 27.5%.

Our AUM and, therefore, our investment advisory revenues, including performance-based fee revenues, are heavily dependent on the level and volatility of the financial markets. Based upon our current revenue and expense projections, we do not believe that achieving the 2020 Margin Target is likely. However, we are taking additional actions to better align our expenses with our expected revenues. We remain committed to achieving an adjusted operating margin of 30% in years subsequent to 2020 and will take continued actions in this regard, subject to prevailing market conditions and the evolution of our business mix.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Market Risk, Risk Management and Derivative Financial Instruments
Our investments consist of trading and other investments. Trading investments include U.S. Treasury Bills, mutual funds, exchange-traded options and various separately-managed portfolios consisting of equity securities. Trading investments are purchased for short-term investment, principally to fund liabilities related to long-term incentive compensation plans and to seed new investment services. Other investments include investments in hedge funds we sponsor and other investment vehicles.
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
Trading and Non-Trading Market Risk Sensitive Instruments
Investments with Interest Rate Risk—Fair Value
The table below provides our potential exposure with respect to our fixed income investments, measured in terms of fair value, to an immediate 100 basis point increase in interest rates at all maturities from the levels prevailing as of December 31, 2019 and 2018. Such a fluctuation in interest rates is a hypothetical rate scenario used to calibrate potential risk and does not represent our view of future market movements. While these fair value measurements provide a representation of interest rate sensitivity of our investments in fixed income mutual funds and fixed income hedge funds, they are based on our exposures at a particular point in time and may not be representative of future market results. These exposures will change as a result of ongoing changes in investments in response to our assessment of changing market conditions and available investment opportunities:

	As of December 31,
	2019		2018
	Fair Value	Effect of +100 Basis Point Change	Fair Value	Effect of +100 Basis Point Change
	(in thousands)
Fixed Income Investments:
Trading	$36,122	$(2,445)	$435,020	$(28,668)
Investments with Equity Price Risk—Fair Value
Our investments also include investments in equity securities, mutual funds and hedge funds. The following table provides our potential exposure with respect to our equity investments, measured in terms of fair value, to an immediate 10% drop in equity prices from those prevailing as of December 31, 2019 and 2018. A 10% decrease in equity prices is a hypothetical scenario used to calibrate potential risk and does not represent our view of future market movements. While these fair value measurements provide a representation of equity price sensitivity of our investments in equity securities, mutual funds and hedge funds, they are based on our exposures at a particular point in time and may not be representative of future market results. These exposures will change as a result of ongoing portfolio activities in response to our assessment of changing market conditions and available investment opportunities:

	As of December 31,
	2019		2018
	Fair Value	Effect of -10% Equity Price Change	Fair Value	Effect of -10% Equity Price Change
	(in thousands)
Equity Investments:
Trading	$151,140	$(15,114)	$178,215	$(17,822)
Other investments	79,532	(7,953)	101,109	(10,111)

Item 8. Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
To the General Partner and Unitholders of AllianceBernstein L.P.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated statements of financial condition of AllianceBernstein L.P. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of income, comprehensive income, of changes in partners’ capital and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes and financial statement schedule listed in the index appearing under Item 15(a) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for Leases in 2019.
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
February 12, 2020
We have served as the Company’s auditor since 2006.

AllianceBernstein L.P. and Subsidiaries

Consolidated Statements of Financial Condition

	December 31,
	2019	2018
	(in thousands, except unit amounts)
ASSETS
Cash and cash equivalents	$679,738	$640,206
Cash and securities segregated, at fair value (cost $1,090,443 and $1,169,461)	1,094,866	1,169,554
Receivables, net:
Brokers and dealers	97,966	197,048
Brokerage clients	1,536,674	1,718,629
AB funds fees	261,588	217,470
Other fees	148,744	127,462
Investments:
Long-term incentive compensation-related	50,902	52,429
Other	215,892	661,915
Assets of consolidated company-sponsored investment funds:
Cash and cash equivalents	11,433	13,118
Investments	581,004	351,696
Other assets	19,810	22,840
Furniture, equipment and leasehold improvements, net	145,251	155,519
Goodwill	3,076,926	3,066,700
Intangible assets, net	55,366	79,424
Deferred sales commissions, net	36,296	17,148
Right-of-use assets	362,693	—
Other assets	330,943	297,940
Total assets	$8,706,092	$8,789,098

LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST AND CAPITAL
Liabilities:
Payables:
Brokers and dealers	$201,778	$290,960
Securities sold not yet purchased	30,157	8,623
Brokerage clients	2,531,946	3,095,458
AB mutual funds	71,142	74,599
Accounts payable and accrued expenses	192,110	412,313
Lease liabilities	468,451	—
Liabilities of consolidated company-sponsored investment funds	31,017	22,610
Accrued compensation and benefits	276,829	273,250
Debt:
EQH facility	560,000	—
Other	—	546,267
Total liabilities	4,363,430	4,724,080

AllianceBernstein L.P. and Subsidiaries

	December 31,
	2019	2018
Commitments and contingencies (See Note 14)
Redeemable non-controlling interest	325,561	148,809
Capital:
General Partner	41,225	40,240
Limited partners: 270,380,314 and 268,850,276 units issued and outstanding	4,174,201	4,075,306
Receivables from affiliates	(9,011)	(11,430)
AB Holding Units held for long-term incentive compensation plans	(76,310)	(77,990)
Accumulated other comprehensive loss	(113,004)	(110,866)
Partners’ capital attributable to AB Unitholders	4,017,101	3,915,260
Non-redeemable non-controlling interests in consolidated entities	—	949
Total capital	4,017,101	3,916,209
Total liabilities, redeemable non-controlling interest and capital	$8,706,092	$8,789,098
See Accompanying Notes to Consolidated Financial Statements.

AllianceBernstein L.P. and Subsidiaries

Consolidated Statements of Income

	Years Ended December 31,
	2019	2018	2017
	(in thousands, except per unit amounts)
Revenues:
Investment advisory and services fees	$2,472,044	$2,362,211	$2,201,305
Bernstein research services	407,911	439,432	449,919
Distribution revenues	455,043	418,562	412,063
Dividend and interest income	104,421	98,226	71,162
Investment gains (losses)	38,659	2,653	92,102
Other revenues	97,559	98,676	97,135
Total revenues	3,575,637	3,419,760	3,323,686
Less: Interest expense	57,205	52,399	25,165
Net revenues	3,518,432	3,367,361	3,298,521

Expenses:
Employee compensation and benefits	1,442,783	1,378,811	1,313,469
Promotion and servicing:
Distribution-related payments	487,965	427,186	411,467
Amortization of deferred sales commissions	15,029	21,343	31,886
Trade execution, marketing, T&E and other	219,860	222,630	213,275
General and administrative:
General and administrative	484,750	448,996	481,488
Real estate charges	3,324	7,160	36,669
Contingent payment arrangements	(510)	(2,219)	267
Interest on borrowings	13,035	10,359	8,194
Amortization of intangible assets	28,759	27,781	27,896
Total expenses	2,694,995	2,542,047	2,524,611

Operating income	823,437	825,314	773,910

Income tax	41,754	45,816	53,110

Net income	781,683	779,498	720,800

Net income of consolidated entities attributable to non-controlling interests	29,641	21,910	58,397

Net income attributable to AB Unitholders	$752,042	$757,588	$662,403

Net income per AB Unit:
Basic	$2.78	$2.79	$2.46
Diluted	$2.78	$2.78	$2.45
See Accompanying Notes to Consolidated Financial Statements.

AllianceBernstein L.P. and Subsidiaries

Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2019	2018	2017
	(in thousands)
Net income	$781,683	$779,498	$720,800
Other comprehensive (loss) income:
Foreign currency translation adjustments, before reclassification and tax:	5,986	(19,337)	28,123
Less: reclassification adjustment for losses included in net income upon liquidation	—	(100)	—
Foreign currency translation adjustments, before tax	5,986	(19,237)	28,123
Income tax expense	(383)	620	—
Foreign currency translation adjustments, net of tax	5,603	(18,617)	28,123
Unrealized gains on investments:
Unrealized gains arising during period	—	—	6
Income tax benefit	—	—	3
Unrealized gains on investments, net of tax	—	—	9
Changes in employee benefit related items:
Amortization of prior service cost	24	24	24
Recognized actuarial (loss) gain	(7,891)	1,586	(3,190)
Changes in employee benefit related items	(7,867)	1,610	(3,166)
Income tax benefit (expense)	274	(139)	(27)
Employee benefit related items, net of tax	(7,593)	1,471	(3,193)
Other	—	374	—
Other comprehensive (loss) gain	(1,990)	(16,772)	24,939
Less: Comprehensive income in consolidated entities attributable to non-controlling interests	29,788	21,864	59,379
Comprehensive income attributable to AB Unitholders	$749,905	$740,862	$686,360
See Accompanying Notes to Consolidated Financial Statements.

AllianceBernstein L.P. and Subsidiaries

Consolidated Statements of Changes in Partners’ Capital

	Years Ended December 31,
	2019	2018	2017
	(in thousands)
General Partner’s Capital
Balance, beginning of year	$40,240	$41,221	$41,100
Net income	7,521	7,576	6,624
Cash distributions to General Partner	(7,042)	(8,608)	(6,449)
Long-term incentive compensation plans activity	149	(39)	211
Issuance (retirement) of AB Units, net	357	(256)	(266)
Impact of adoption of revenue recognition standard ASC 606	—	349	—
Other	—	(3)	1
Balance, end of year	41,225	40,240	41,221
Limited Partners' Capital
Balance, beginning of year	4,075,306	4,168,841	4,154,810
Net income	744,521	750,012	655,779
Cash distributions to Unitholders	(696,470)	(849,585)	(637,690)
Long-term incentive compensation plans activity	14,741	(3,880)	20,859
Issuance (retirement) of AB Units, net	35,259	(25,486)	(27,339)
Impact of adoption of revenue recognition standard ASC 606	—	34,601	—
Other	844	803	2,422
Balance, end of year	4,174,201	4,075,306	4,168,841
Receivables from Affiliates
Balance, beginning of year	(11,430)	(11,494)	(12,830)
Capital contributions from General Partner	—	19	344
Compensation plan accrual	—	352	156
Long-term incentive compensation awards expense	1,125	—	—
Capital contributions from AB Holding	1,294	(307)	836
Balance, end of year	(9,011)	(11,430)	(11,494)
AB Holding Units held for Long-term Incentive Compensation Plans
Balance, beginning of year	(77,990)	(42,688)	(32,967)
Purchases of AB Holding Units to fund long-term compensation plans, net	(171,930)	(267,427)	(219,627)
(Issuance) retirement of AB Units, net	(35,736)	25,589	26,603
Long-term incentive compensation awards expense	207,057	187,514	185,234
Re-valuation of AB Holding Units held in rabbi trust	(4,403)	19,022	(1,931)
Other	6,692	—	—
Balance, end of year	(76,310)	(77,990)	(42,688)
Accumulated Other Comprehensive Income (Loss)
Balance, beginning of year	(110,866)	(94,140)	(118,096)
Foreign currency translation adjustment, net of tax	5,455	(18,571)	27,140
Changes in employee benefit related items, net of tax	(7,593)	1,471	(3,193)
Unrealized gain on investments, net of tax	—	—	9
Other	—	374	—
Balance, end of year	(113,004)	(110,866)	(94,140)
Total Partners' Capital attributable to AB Unitholders	4,017,101	3,915,260	4,061,740
Non-redeemable Non-controlling Interests in Consolidated Entities
Balance, beginning of year	949	1,564	36,172
Net income	91	69	9,632
Foreign currency translation adjustment	147	(46)	983
Purchase of non-controlling interest	(1,187)	—	(2,006)
Distributions (to) non-controlling interests of our consolidated venture capital fund activities	—	(638)	(43,217)
Balance, end of year	—	949	1,564
Total Capital	$4,017,101	$3,916,209	$4,063,304
See Accompanying Notes to Consolidated Financial Statements.

AllianceBernstein L.P. and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2019	2018	2017
	(in thousands)
Cash flows from operating activities:
Net income	$781,683	$779,498	$720,800
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred sales commissions	15,029	21,343	31,886
Non-cash long-term incentive compensation expense	208,182	187,514	185,234
Depreciation and other amortization	166,542	70,000	66,999
Unrealized (gains) losses on investments	(13,431)	23,164	3,554
Unrealized (gains) on investments of consolidated company-sponsored investment funds	(36,150)	(14,217)	(36,340)
Other, net	10,281	(6,446)	13,189
Changes in assets and liabilities:
Decrease (increase) in securities, segregated	74,688	(353,204)	129,747
Decrease (increase) in receivables	223,137	(207,000)	67,539
Decrease (increase) in investments	460,347	(294,383)	293
(Increase) decrease in investments of consolidated company-sponsored investment funds	(193,158)	908,804	(639,067)
(Increase) decrease in deferred sales commissions	(34,177)	(8,365)	1,878
(Increase) in right-of-use assets	(11,141)	—	—
(Increase) in other assets	(23,140)	(152,726)	(2,255)
Increase (decrease) in other assets and liabilities of consolidated company-sponsored investment funds, net	11,437	(662,934)	417,674
(Decrease) increase in payables	(641,369)	1,024,317	(338,523)
(Decrease) in lease liabilities	(107,276)	—	—
(Decrease) increase in accounts payable and accrued expenses	(56,518)	(11,225)	10,657
(Decrease) increase in accrued compensation and benefits	(7,486)	4,341	12,187
Net cash provided by operating activities	827,480	1,308,481	645,452

Cash flows from investing activities:
Purchases of investments	—	—	(12)
Proceeds from sales of investments	—	—	11
Purchases of furniture, equipment and leasehold improvements	(28,303)	(32,789)	(39,417)
Proceeds from sales of furniture, equipment and leasehold improvements	—	—	75
Acquisition of businesses, net of cash acquired	5,255	—	—
Net cash used in investing activities	(23,048)	(32,789)	(39,343)

Cash flows from financing activities:
(Repayment) issuance of commercial paper, net	(532,895)	24,546	(28,553)
Proceeds from EQH facility	560,000	—	—
(Repayment) proceeds from bank loans	(25,000)	(50,000)	75,000
(Decrease) increase in overdrafts payable	(59,924)	3,273	63,393
Distributions to General Partner and Unitholders	(703,512)	(858,193)	(644,139)
Capital contributions (to) non-controlling interests in consolidated entities	—	(638)	(43,217)
Purchases (redemptions) of non-controlling interests of consolidated company-sponsored investment funds, net	150,091	(472,143)	163,164
Capital contributions from (to) affiliates	269	(1,421)	366
Payments of contingent payment arrangements/purchase of shares	(1,991)	(1,093)	(7,592)
Additional investments by AB Holding with proceeds from exercise of compensatory options to buy AB Holding Units	11,511	16,589	20,110
Purchases of AB Holding Units to fund long-term incentive compensation plan awards, net	(171,930)	(267,427)	(219,627)
Other	(1,580)	(2,151)	(2,836)
Net cash used in financing activities	(774,961)	(1,608,658)	(623,931)
Effect of exchange rate changes on cash and cash equivalents	8,376	(12,158)	21,760
Net increase (decrease) in cash and cash equivalents	37,847	(345,124)	3,938
Cash and cash equivalents as of beginning of the period	653,324	998,448	994,510
Cash and cash equivalents as of end of the period	$691,171	$653,324	$998,448

Cash paid:
Interest paid	$66,002	$60,286	$30,975
Income taxes paid	52,444	41,946	67,421

Non-cash investing activities:
Fair value of assets acquired (excluding cash acquired of $11.8 million)	28,966	—	—
Fair value of liabilities assumed	16,837	—	—
Non-cash financing activities:
Payables recorded under contingent payment arrangements	17,384	—	—
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
1. Business Description and Organization
We provide research, diversified investment management and related services globally to a broad range of clients. Our principal services include:

•
Institutional Services—servicing our institutional clients, including private and public pension plans, foundations and endowments, insurance companies, central banks and governments worldwide, and affiliates such as Equitable Holdings, Inc. ("EQH") and its subsidiaries, by means of separately-managed accounts, sub-advisory relationships, structured products, collective investment trusts, mutual funds, hedge funds and other investment vehicles.

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
During the second quarter of 2018, AXA S.A. ("AXA") completed the sale of a minority stake in EQH through an initial public offering ("IPO"). Since then, AXA has completed additional offerings and taken other steps, most recently during the fourth quarter of 2019. As a result, AXA owned less than 10% of the outstanding common stock of EQH as of December 31, 2019.
As of December 31, 2019, EQH owned approximately 4.1% of the issued and outstanding units representing assignments of beneficial ownership of limited partnership interests in AllianceBernstein Holding L.P. (“AB Holding Units”). AllianceBernstein Corporation (an indirect wholly-owned subsidiary of EQH, “General Partner”) is the general partner of both AllianceBernstein Holding L.P. (“AB Holding”) and AB. AllianceBernstein Corporation owns 100,000 general partnership units in AB Holding and a 1% general partnership interest in AB.

As of December 31, 2019, the ownership structure of AB, including limited partnership units outstanding as well as the general partner's 1% interest, was as follows:

EQH and its subsidiaries	63.3%
AB Holding	36.0
Unaffiliated holders	0.7
100.0%

Including both the general partnership and limited partnership interests in AB Holding and AB, EQH and its subsidiaries had an approximate 64.8% economic interest in AB as of December 31, 2019.
2. Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). The preparation of the consolidated financial statements requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.
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
We applied several practical expedients offered by ASC 842 upon adoption of this standard. These included continuing to account for existing leases based on judgments made under legacy US GAAP as it relates to determining classification of leases, unamortized initial direct costs and whether contracts are leases or contain leases. We also used a practical expedient to use hindsight in determining the lease terms (using knowledge and expectations as of the standard's adoption date instead of the previous assumptions under legacy US GAAP) and evaluating impairment of our right-of-use assets in the transition period (using our most up-to-date information).
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

Accounting Pronouncements Not Yet Adopted in 2019

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326). This new guidance relates to the accounting for credit losses on financial instruments. The new guidance introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. It also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. The new guidance is effective for financial statements issued for fiscal years beginning after December 15, 2019, with early adoption permitted. The new guidance will not have a material impact on our financial condition or results of operations.
In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. As a result of the revised guidance, a goodwill impairment will be the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The revised guidance will be applied prospectively and is effective for financial statements issued for fiscal years beginning after December 15, 2019. The revised guidance will not have a material impact on our financial condition or results of operations.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. The amendment modifies the disclosure requirements for fair value measurements by removing, modifying or adding certain disclosures. The revised guidance is effective for all companies for fiscal years beginning after December 15, 2019, and interim periods within those years. Companies are permitted to early adopt any eliminated or modified disclosure requirements and delay adoption of the additional disclosure requirements until their effective date. The removed and modified disclosures will be adopted on a retrospective basis and the new disclosures will be adopted on a prospective basis. The revised guidance will not have a material impact on our financial condition or results of operations.
In August 2018, the FASB issued ASU 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Topic 715-20). The amendment modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The revised guidance is effective for financial statements issued for fiscal years beginning after December 15, 2020, with early adoption permitted. The revised guidance will not have a material impact on our financial condition or results of operations.
In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. The amendment aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements that currently exist in US GAAP for capitalizing implementation costs incurred to develop or obtain internal-use software. Implementation costs would either be capitalized or expensed as incurred depending on the project stage. All costs in the preliminary and post-implementation project stages are expensed as incurred, while certain costs within the application development stage are capitalized. The revised guidance is effective for financial statements issued for fiscal years beginning after December 15, 2019, with early adoption permitted. The revised guidance will be adopted prospectively and will not have a material impact on our financial condition or results of operations.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify US GAAP for other areas of Topic 740 by clarifying and amending the existing guidance. The revised guidance is effective for financial statements issued for fiscal years beginning after December 15, 2020, with early adoption permitted. Management currently is evaluating the impact that adoption of this standard will have on our consolidated financial statements.
Revenue Recognition

Investment advisory and services fees
AB provides asset management services by managing customer assets and seeking to deliver investment returns to investors. Each investment management contract between AB and a customer creates a distinct, separately identifiable performance obligation for each day the customer’s assets are managed as the customer can benefit from each day of service. In accordance with ASC 606, a series of distinct goods and services that are substantially the same and have the same pattern of transfer to the customer are treated as a single performance obligation. Accordingly, we have determined that our investment and advisory services are performed over time and entitle us to variable consideration earned based on the value of the investors’ assets under management (“AUM”).

We calculate AUM using established market-based valuation methods and fair valuation (non-observable market) methods. Market-based valuation methods include: last sale/settle prices from an exchange for actively-traded listed equities, options and futures;

evaluated bid prices from recognized pricing vendors for fixed income, asset-backed or mortgage-backed issues; mid prices from recognized pricing vendors and brokers for credit default swaps; and quoted bids or spreads from pricing vendors and brokers for other derivative products. Fair valuation methods include: discounted cash flow models or any other methodology that is validated and approved by our Valuation Committee (see paragraph immediately below for additional information about our Valuation Committee). Fair valuation methods are used only where AUM cannot be valued using market-based valuation methods, such as in the case of private equity or illiquid securities.

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

Distribution Revenues
Two of our subsidiaries act as distributors and/or placement agents of company-sponsored mutual funds and receive distribution services fees from certain of those funds as partial reimbursement of the distribution expenses they incur. The variable consideration can be determined in different ways, as discussed below, as we satisfy the performance obligation depending on the contractual arrangements with the customer and the specific product sold.

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

We offer back-end load shares in limited instances and charge the investor a contingent deferred sales charge (“CDSC”) if the investment is redeemed within a certain period. The variable consideration for these contracts is contingent on the timing of the redemption by the investor and the value of the sale proceeds. Due to these constraining factors, we exclude the CDSC fee from the transaction price until the investor redeems the investment. Upon redemption, the cash consideration received for these contractual arrangements are recorded as reductions of unamortized deferred sales commissions.

Our Luxembourg subsidiary, the management company for most of our non-U.S. funds, earns a management fee that is accrued daily and paid monthly, at an annual rate, based on the average daily net assets of the fund. With respect to certain share classes, the management fee may also contain a component that is paid to distributors and other financial intermediaries and service providers to cover shareholder servicing and other administrative expenses (also referred to as an All-in-Fee). As we have concluded that asset management is distinct from distribution, we allocate a portion of the investment and advisory fee to distribution revenues for the servicing component based on standalone selling prices.

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

Non-Contractual Revenues
Dividend and interest income is accrued as earned. Investment gains and losses on the consolidated statements of income include unrealized gains and losses of trading and private equity investments stated at fair value, equity in earnings of our limited partnership hedge fund investments, and realized gains and losses on investments sold.
Contract Assets and Liabilities
We use the practical expedient for contracts that have an original duration of one year or less. Accordingly, we do not consider the time value of money and, instead, accrue the incremental costs of obtaining the contract when incurred. As of December 31, 2019, the balances of contract assets and contract liabilities are not considered material and, accordingly, no further disclosures are necessary.
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
The analysis performed regarding the determination of variable interests held, whether entities are VIEs or VOEs, and whether we have a controlling financial interest in such entities, requires the exercise of judgment. The analysis is updated continuously as circumstances change or new entities are formed.
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
Brokerage Transactions
Customers’ securities transactions are recorded on a settlement date basis, with related commission income and expenses reported on a trade date basis. Receivables from and payables to clients include amounts due on cash and margin transactions. Securities owned by customers are held as collateral for receivables; such collateral is not reflected in the consolidated financial statements. We have the ability by contract or custom to sell or re-pledge this collateral, and have done so at various times. As of December 31, 2019, there were no re-pledged securities. Principal securities transactions and related expenses are recorded on a trade date basis.
Securities borrowed and securities loaned by our broker-dealer subsidiaries are recorded at the amount of cash collateral advanced or received in connection with the transaction and are included in receivables from and payables to brokers and dealers in the consolidated statements of financial condition. Securities borrowed transactions require us to deposit cash collateral with the lender. With respect to securities loaned, we receive cash collateral from the borrower. See Note 8 for securities borrowed and loaned amounts recorded in our consolidated statements of financial condition as of December 31, 2019 and 2018. The initial collateral advanced or received approximates or is greater than the fair value of securities borrowed or loaned. We monitor the fair value of the securities borrowed and loaned on a daily basis and request additional collateral or return excess collateral, as appropriate. As of December 31, 2019 and 2018, there is no allowance provision required for the collateral advanced. Income or expense is recognized over the life of the transaction.
As of December 31, 2019 and 2018, we had $204.0 million and $196.9 million, respectively, of cash on deposit with clearing organizations for trade facilitation purposes, which are reported in other assets in our consolidated statements of financial condition. As of December 31, 2019, we held no U.S. Treasury bills pledged as collateral. As of December 31, 2018, we held U.S. Treasury Bills with value totaling $392.4 million, which are reported in other investments in our consolidated statements of financial condition. These clearing organizations have the ability by contract or custom to sell or re-pledge this collateral.
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
Goodwill
In 2000, AB acquired SCB Inc., an investment research and management company formerly known as Sanford C. Bernstein Inc. (“Bernstein”). The Bernstein acquisition was accounted for under the purchase method, and the cost of the acquisition was allocated on the basis of the estimated fair value of the assets acquired and the liabilities assumed. The excess of the purchase price over the fair value of identifiable assets acquired, net of liabilities assumed, resulted in the recognition of goodwill of approximately $3.0 billion.

As of December 31, 2019, goodwill of $3.1 billion on the consolidated statement of financial condition included $2.8 billion as a result of the Bernstein acquisition and $276 million in regard to various smaller acquisitions. We have determined that AB has only one reporting segment and reporting unit.
We test our goodwill annually, as of September 30, for impairment. As of September 30, 2019, the impairment test indicated that goodwill was not impaired. We also review the carrying value of goodwill if facts and circumstances occur that suggest possible impairment, such as significant declines in AUM, revenues, earnings or the price of an AB Holding Unit. There were no facts or circumstances occurring in the fourth quarter of 2019 suggesting possible impairment.
Intangible Assets, Net
Intangible assets consist primarily of costs assigned to acquired investment management contracts of Bernstein based on their estimated fair value at the time of acquisition, less accumulated amortization. Intangible assets are recognized at fair value and generally are amortized on a straight-line basis over their estimated useful life ranging from six years to 20 years.
As of December 31, 2019, intangible assets, net of accumulated amortization, of $55.4 million on the consolidated statement of financial condition consists of $41.9 million of finite-lived intangible assets subject to amortization, of which $15.5 million relates to the Bernstein acquisition, and $13.5 million of indefinite-lived intangible assets not subject to amortization in regard to other acquisitions. As of December 31, 2018, intangible assets, net of accumulated amortization, of $79.4 million on the consolidated statement of financial condition consisted of $65.9 million of finite-lived intangible assets subject to amortization, of which $36.2 million related to the Bernstein acquisition, and $13.5 million of indefinite-lived intangible assets not subject to amortization in regard to other acquisitions. The gross carrying amount of finite-lived intangible assets totaled $468.9 million as of December 31, 2019 and $475.1 million as of December 31, 2018, and accumulated amortization was $427.0 million as of December 31, 2019 and $409.2 million as of December 31, 2018. Amortization expense was $28.8 million for 2019, $27.8 million for 2018 and $27.9 million for 2017. Estimated annual amortization expense for 2020 is approximately $21 million, $5 million in year two, then approximately $4 million in years three through five.
We periodically review indefinite-lived intangible assets for impairment as events or changes in circumstances indicate that the carrying value may not be recoverable. If the carrying value exceeds fair value, we perform additional impairment tests to measure the amount of the impairment loss, if any. During the fourth quarter of 2019, we recorded an impairment charge of $3.1 million relating to our 2016 acquisition of Ramius Alternative Solutions LLC. Due to the loss of acquired investment management contracts during 2019, the carrying value of the finite-lived intangible assets exceeded the fair value of the contracts. We determined the fair value of the contracts using a discounted cashflow model. The impairment charge was recorded in general and administrative expenses in the consolidated statements of income.
Deferred Sales Commissions, Net
We pay commissions to financial intermediaries in connection with the sale of shares of open-end company-sponsored mutual funds sold without a front-end sales charge (“back-end load shares”). These commissions are capitalized as deferred sales commissions and amortized over periods not exceeding five and one-half years for U.S. fund shares and four years for Non-U.S. Fund shares, the periods of time during which deferred sales commissions generally are recovered. We recover these commissions from distribution services fees received from those funds and from CDSC received from shareholders of those funds upon the redemption of their shares. CDSC cash recoveries are recorded as reductions of unamortized deferred sales commissions when received. Since January 31, 2009, our U.S. mutual funds have not offered back-end load shares to new investors.
We periodically review the deferred sales commission asset for impairment as events or changes in circumstances indicate that the carrying value may not be recoverable. If these factors indicate impairment in value, we compare the carrying value to the undiscounted cash flows expected to be generated by the asset over its remaining life. If we determine the deferred sales commission asset is not fully recoverable, the asset will be deemed impaired and a loss will be recorded in the amount by which the recorded amount of the asset exceeds its estimated fair value. There were no impairment charges recorded during 2019 or 2018.
Leases
We determine if an arrangement is a lease at inception. Both operating and finance leases are included in the right-of-use (“ROU”) assets and lease liabilities in our consolidated statement of financial condition.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. We use our incremental borrowing rate based on the information available as of the lease commencement date in determining the present value of lease payments. Our lease terms may include options to extend or terminate the lease. These options to extend or terminate are assessed on a lease-by-lease basis, and the ROU assets and lease liabilities are adjusted when it is reasonably certain that an option will be exercised.

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
Awards granted in December 2019, 2018 and 2017 allowed employee participants to allocate their awards between restricted AB Holding Units and deferred cash. Participants (except certain members of senior management) generally could allocate up to 50% of their awards to deferred cash, not to exceed a total of $250,000 per award. Each of our employees based outside of the United States (other than expatriates), who received an award of $100,000 or less, could have allocated up to 100% of his or her award to deferred cash. Participants allocated their awards prior to the date on which the Compensation Committee granted awards in December 2019, 2018 and 2017. For these awards, the number of AB Holding Units awarded was based on the closing price of an AB Holding Unit on the grant date. For awards granted in 2019, 2018 and 2017:

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
During 2019 and 2018, we purchased 6.0 million and 9.3 million AB Holding Units for $172.6 million and $268.0 million, respectively (on a trade date basis). These amounts reflect open-market purchases of 2.9 million and 6.5 million AB Holding Units for $82.7 million and $183.2 million, respectively, with the remainder relating to purchases of AB Holding Units from employees to allow them to fulfill statutory tax withholding requirements at the time of delivery of long-term incentive compensation awards. Purchases of AB Holding Units reflected on the consolidated statements of cash flows are net of AB Holding Units purchased by employees as part of a distribution reinvestment election.
Each quarter, we consider whether to implement a plan to repurchase AB Holding Units pursuant to Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended (“Exchange Act”). A plan of this type allows a company to repurchase its shares at times when it otherwise might be prevented from doing so because of self-imposed trading blackout periods or because it possesses material non-public information. Each broker we select has the authority to repurchase AB Holding Units on our behalf in accordance with the terms and limitations specified in the plan. Repurchases are subject to regulations promulgated by the SEC as well as certain price, market volume and timing constraints specified in the plan. The plan adopted during the fourth quarter of 2019 expired at the close of business on February 11, 2020. We may adopt additional plans in the future to engage in open-market purchases of AB Holding Units to help fund anticipated obligations under our incentive compensation award program and for other corporate purposes.
During 2019, we granted to employees and Eligible Directors 7.7 million restricted AB Holding Units (including 5.4 million granted in December for 2019 year-end awards to employees). During 2018, we granted to employees and Eligible Directors 8.7 million restricted AB Holding Units (including 6.2 million granted in December for 2018 year-end awards to employees). We used AB Holding Units repurchased during the periods and newly-issued AB Holding Units to fund these awards.
During 2019 and 2018, AB Holding issued 0.5 million and 0.9 million AB Holding Units, respectively, upon exercise of options to buy AB Holding Units. AB Holding used the proceeds of $11.5 million and $16.6 million, respectively, received from award recipients as payment in cash for the exercise price to purchase the equivalent number of newly-issued AB Units.
Foreign Currency Translation and Transactions
Assets and liabilities of foreign subsidiaries are translated from functional currencies into United States dollars (“US$”) at exchange rates in effect at the balance sheet dates, and related revenues and expenses are translated into US$ at average exchange rates in effect during each period. Net foreign currency gains and losses resulting from the translation of assets and liabilities of foreign operations into US$ are reported as a separate component of other comprehensive income in the consolidated statements of comprehensive income. Net foreign currency transaction losses were $2.0 million, $0.1 million and $2.9 million for 2019, 2018 and 2017, respectively, and are reported in general and administrative expenses on the consolidated statements of income.

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
On February 12, 2020, the General Partner declared a distribution of $0.93 per AB Unit, representing a distribution of Available Cash Flow for the three months ended December 31, 2019. The General Partner, as a result of its 1% general partnership interest, is entitled to receive 1% of each distribution. The distribution is payable on March 5, 2020 to holders of record on February 24, 2020.
Total cash distributions per Unit paid to the General Partner and Unitholders during 2019, 2018 and 2017 were $2.60, $3.16 and $2.39, respectively.
Comprehensive Income
We report all changes in comprehensive income in the consolidated statements of comprehensive income. Comprehensive income includes net income, as well as unrealized gains and losses on investments classified as available-for-sale (for 2017), foreign currency translation adjustments, actuarial gains (losses) and prior service cost. Deferred taxes were not recognized on foreign currency translation adjustments for foreign subsidiaries which had earnings that were considered permanently invested outside the United States.

3. Revenue Recognition

Revenues for the years ended December 31, 2019, 2018 and 2017 consisted of the following:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Subject to contracts with customers:
Investment advisory and services fees
Base fees	$2,372,429	$2,244,068	$2,106,525
Performance-based fees	99,615	118,143	94,780
Bernstein research services	407,911	439,432	449,919
Distribution revenues
All-in-management fees	291,999	254,477	245,367
12b-1 fees	80,268	87,166	94,972
Other	82,776	76,919	71,724
Other revenues
Shareholder servicing fees	77,394	75,974	75,024
Other	17,924	19,211	17,838
	3,430,316	3,315,390	3,156,149
Not subject to contracts with customers:
Dividend and interest income, net of interest expense	47,216	45,827	45,997
Investment gains (losses)	38,659	2,653	92,102
Other revenues	2,241	3,491	4,273
	88,116	51,971	142,372
Total net revenues	$3,518,432	$3,367,361	$3,298,521

4. Net Income Per Unit
Basic net income per unit is derived by reducing net income for the 1% general partnership interest and dividing the remaining 99% by the basic weighted average number of limited partnership units outstanding for each year. Diluted net income per unit is derived by reducing net income for the 1% general partnership interest and dividing the remaining 99% by the total of the diluted weighted average number of limited partnership units outstanding for each year.

	Year Ended December 31,
	2019	2018	2017
	(in thousands, except per unit amounts)
Net income attributable to AB Unitholders	$752,042	$757,588	$662,403

Weighted average units outstanding—basic	268,075	269,236	266,955
Dilutive effect of compensatory options to buy AB Holding Units	44	251	430
Weighted average units outstanding—diluted	268,119	269,487	267,385

Basic net income per AB Unit	$2.78	$2.79	$2.46
Diluted net income per AB Unit	$2.78	$2.78	$2.45

We excluded 29,056 options in 2019, 49,784 options in 2018 and 1,970,741 options in 2017, from the diluted net income per unit computation due to their anti-dilutive effect.

5. Cash and Securities Segregated Under Federal Regulations and Other Requirements
As of December 31, 2019 and 2018, $1.1 billion and $1.2 billion, respectively, of U.S. Treasury Bills were segregated in a special reserve bank custody account for the exclusive benefit of our brokerage customers under Rule 15c3-3 of the Exchange Act.
6. Investments
Investments consist of:

	December 31,
	2019	2018
	(in thousands)

U.S. Treasury Bills	$—	$392,424
Equity securities:
Long-term incentive compensation-related	36,665	38,883
Seed capital	70,464	105,951
Other	73,202	73,409
Exchange-traded options	6,931	2,568
Investments in limited partnership hedge funds:
Long-term incentive compensation-related	14,237	13,546
Seed capital	33,124	67,153
Time deposits	18,281	8,783
Other	13,890	11,627
Total investments	$266,794	$714,344

Total investments related to long-term incentive compensation obligations of $50.9 million and $52.4 million as of December 31, 2019 and 2018, respectively, consist of company-sponsored mutual funds and hedge funds. For long-term incentive compensation awards granted before 2009, we typically made investments in company-sponsored mutual funds and hedge funds that were notionally elected by plan participants and maintained them (and continue to maintain them) in a consolidated rabbi trust or separate custodial account. The rabbi trust and custodial account enable us to hold such investments separate from our other assets for the purpose of settling our obligations to participants. The investments held in the rabbi trust and custodial account remain available to the general creditors of AB.
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
We allocate seed capital to our investment teams to help develop new products and services for our clients. A portion of our seed capital trading investments are equity and fixed income products, primarily in the form of separately-managed account portfolios, U.S. mutual funds, Luxembourg funds, Japanese investment trust management funds or Delaware business trusts. We also may allocate seed capital to investments in private equity funds. In regard to our seed capital investments, the amounts above reflect those funds in which we are not the primary beneficiary of a VIE or hold a controlling financial interest in a VOE. See Note 15, Consolidated Company-Sponsored Investment Funds, for a description of the seed capital investments that we consolidated. As of December 31, 2019 and 2018, our total seed capital investments were $358.1 million and $391.6 million, respectively. Seed capital investments in unconsolidated company-sponsored investment funds are valued using published net asset values or non-published net asset values if they are not listed on an active exchange but have net asset values that are comparable to funds with published net asset values and have no redemption restrictions.
In addition, we also have long positions in corporate equities and long exchange-traded options traded through our options desk.

The portion of unrealized gains (losses) related to equity securities, as defined by ASC 321-10, held as of December 31, 2019 and 2018 were as follows:

	December 31,
	2019	2018
	(in thousands)
Net gain (losses) recognized during the period	$31,890	$(21,797)
Less: net gains recognized during the period on equity securities sold during the period	18,138	1,515
Unrealized gains (losses) recognized during the period on equity securities held	$13,752	$(23,312)

7. Derivative Instruments
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
The notional value, fair value and gains and losses recognized in investment gains (losses) as of December 31, 2019 and 2018 for derivative instruments (excluding derivative instruments relating to our options desk trading activities discussed below) not designated as hedging instruments were as follows:

	Notional Value	Derivative Assets	Derivative Liabilities	Gains (Losses)
	(in thousands)
December 31, 2019
Exchange-traded futures	$171,112	$939	$871	$(10,840)
Currency forwards	60,809	8,545	8,633	738
Interest rate swaps	92,756	1,746	2,254	(616)
Credit default swaps	168,303	2,151	5,611	(6,413)
Total return swaps	91,201	110	1,764	(21,164)
Option swaps	354	—	126	(126)
Total derivatives	$584,535	$13,491	$19,259	$(38,421)
December 31, 2018
Exchange-traded futures	$218,657	$1,594	$2,534	$3,515
Currency forwards	87,019	7,647	7,582	379
Interest rate swaps	112,658	1,649	1,959	(125)
Credit default swaps	94,657	2,888	2,685	335
Total return swaps	99,038	3,301	62	8,246
Total derivatives	$612,029	$17,079	$14,822	$12,350

As of December 31, 2019 and 2018, the derivative assets and liabilities are included in both receivables and payables to brokers and dealers on our consolidated statements of financial condition. Gains and losses on derivative instruments are reported in investment gains (losses) on the consolidated statements of income.
We may be exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments. We minimize our counterparty exposure through a credit review and approval process. In addition, we have executed various collateral arrangements with counterparties to the over-the-counter derivative transactions that require both pledging and accepting collateral in the form of cash. As of December 31, 2019 and 2018, we held $0.3 million and $4.8 million, respectively, of cash collateral payable to trade counterparties. This obligation to return cash is reported in payables to brokers and dealers in our consolidated statements of financial condition.

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
Certain of our standardized contracts for over-the-counter derivative transactions (“ISDA Master Agreements”) contain credit risk related contingent provisions pertaining to each counterparty's credit rating. In some ISDA Master Agreements, if the counterparty’s credit rating, or in some agreements, our AUM, falls below a specified threshold, either a default or a termination event permitting the counterparty to terminate the ISDA Master Agreement would be triggered. In all agreements that provide for collateralization, various levels of collateralization of net liability positions are applicable, depending on the credit rating of the counterparty. As of December 31, 2019 and 2018, we delivered $4.3 million and $4.5 million, respectively, of cash collateral into brokerage accounts. We report this cash collateral in cash and cash equivalents in our consolidated statements of financial condition.
As of December 31, 2019 and 2018, we held $6.9 million and $2.6 million, respectively, of long exchange-traded equity options, which are included in other investments on our consolidated statements of financial condition. In addition, as of December 31, 2019 and 2018, we held $12.3 million and $3.8 million, respectively, of short exchange-traded equity options, which are included in securities sold not yet purchased on our consolidated statements of financial condition. Our options desk provides our clients with equity derivative strategies and execution for exchange-traded options on single stocks, exchange-traded funds and indices. While predominately agency-based, the options desk may commit capital to facilitate a client's transaction. Our options desk hedges the risk associated with this activity by taking offsetting positions in equities. For the years ended December 31, 2019 and 2018 we recognized $22.2 million and $7.9 million, respectively, of losses on equity options activity. These losses are recognized in investment gains (losses) in the consolidated statements of income.
8. Offsetting Assets and Liabilities
See Note 15, Consolidated Company-Sponsored Investment Funds, for disclosure of offsetting assets and liabilities of our consolidated company-sponsored investment funds.
Offsetting of assets as of December 31, 2019 and 2018 was as follows:

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
	(in thousands)
December 31, 2019
Securities borrowed	$38,993	$—	$38,993	$(38,993)	$—	$—
Derivatives	$13,491	$—	$13,491	$—	$(251)	$13,240
Long exchange-traded options	$6,931	$—	$6,931	$—	$—	$6,931
December 31, 2018
Securities borrowed	$64,856	$—	$64,856	$(64,217)	$—	$639
Derivatives	$17,079	$—	$17,079	$—	$(4,831)	$12,248
Long exchange-traded options	$2,568	$—	$2,568	$—	$—	$2,568

Offsetting of liabilities as of December 31, 2019 and 2018 was as follows:

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
	(in thousands)
December 31, 2019
Securities loaned	$—	$—	$—	$—	$—	$—
Derivatives	$19,259	$—	$19,259	$—	$(4,276)	$14,983
Short exchange-traded options	$12,348	$—	$12,348	$—	$—	$12,348
December 31, 2018
Securities loaned	$59,526	$—	$59,526	$(59,526)	$—	$—
Derivatives	$14,822	$—	$14,822	$—	$(4,458)	$10,364
Short exchange-traded options	$3,782	$—	$3,782	$—	$—	$3,782

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
Valuation of our financial instruments by pricing observability levels as of December 31, 2019 and 2018 was as follows (in thousands):

	Level 1	Level 2	Level 3	NAV Expedient(1)	Other	Total
December 31, 2019:
Money markets	$126,401	$—	$—	$—	$—	$126,401
Securities segregated (U.S. Treasury Bills)	—	1,094,866	—	—	—	1,094,866
Derivatives	939	12,552	—	—	—	13,491
Investments
Equity securities	170,946	8,952	119	314	—	180,331
Long exchange-traded options	6,931	—	—	—	—	6,931
Limited partnership hedge funds(2)	—	—	—	—	47,361	47,361
Time deposits(3)	—	—	—	—	18,281	18,281
Other investments	5,883	—	—	—	8,007	13,890
Total investments	183,760	8,952	119	314	73,649	266,794
Total assets measured at fair value	$311,100	$1,116,370	$119	$314	$73,649	$1,501,552

Securities sold not yet purchased
Short equities – corporate	$17,809	$—	$—	$—	$—	$17,809
Short exchange-traded options	12,348	—	—	—	—	12,348
Derivatives	871	18,388	—	—	—	19,259
Contingent payment arrangements	—	—	22,911	—	—	22,911
Total liabilities measured at fair value	$31,028	$18,388	$22,911	$—	$—	$72,327

	Level 1	Level 2	Level 3	NAV Expedient(1)	Other	Total
December 31, 2018:
Money markets	$102,888	$—	$—	$—	$—	$102,888
Securities segregated (U.S. Treasury Bills)	—	1,169,554	—	—	—	1,169,554
Derivatives	1,594	15,485	—	—	—	17,079
Investments
U.S. Treasury Bills	—	392,424	—	—	—	392,424
Equity securities	209,414	8,372	142	315	—	218,243
Long exchange-traded options	2,568	—	—	—	—	2,568
Limited partnership hedge funds(2)	—	—	—	—	80,699	80,699
Time deposits(3)	—	—	—	—	8,783	8,783
Other investments	4,269	—	—	—	7,358	11,627
Total investments	216,251	400,796	142	315	96,840	714,344
Total assets measured at fair value	$320,733	$1,585,835	$142	$315	$96,840	$2,003,865

Securities sold not yet purchased
Short equities – corporate	$4,841	$—	$—	$—	$—	$4,841
Short exchange-traded options	3,782	—	—	—	—	3,782
Derivatives	2,534	12,288	—	—	—	14,822
Contingent payment arrangements	—	—	7,336	—	—	7,336
Total liabilities measured at fair value	$11,157	$12,288	$7,336	$—	$—	$30,781
(1) Investments measured at fair value using NAV (or its equivalent) as a practical expedient.
(2) Investments in equity method investees that are not measured at fair value in accordance with GAAP.
(3) Investments carried at amortized cost that are not measured at fair value in accordance with GAAP.

Other investments include (i) an investment in a software publishing company that does not have a readily available fair value ($1.0 million as of December 31, 2019), (ii) an investment in a start-up company that does not have a readily available fair value ($0.9 million as of both December 31, 2019 and 2018), (iii) an investment in an equity method investee that is not measured at fair value in accordance with GAAP ($2.9 million and $3.4 million as of December 31, 2019 and 2018, respectively), and (iv) broker dealer exchange memberships that are not measured at fair value in accordance with GAAP ($3.2 million and $3.1 million as of December 31, 2019 and 2018, respectively).
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

•	Options: We hold exchange-traded options that are included in Level 1 of the valuation hierarchy.

•	Securities sold not yet purchased: Securities sold not yet purchased, primarily reflecting short positions in equities and exchange-traded options, are included in Level 1 of the valuation hierarchy.

•
Contingent payment arrangements: Contingent payment arrangements relate to contingent payment liabilities associated with various acquisitions. At each reporting date, we estimate the fair values of the contingent consideration expected to be paid upon probability-weighted AUM and revenue projections, using unobservable market data inputs, which are included in Level 3 of the valuation hierarchy.

During the year ended December 31, 2019 we had transfers of $3.2 million from Level 2 to Level 1 securities. During the year ended December 31, 2018, we had no transfers from Level 2 to Level 1 securities. During the years ended December 31, 2019 and 2018, there were no transfers between Level 2 and Level 3 securities.
The change in carrying value associated with Level 3 financial instruments carried at fair value, classified as equity securities, is as follows:

	December 31, 2019	December 31, 2018
	(in thousands)
Balance as of beginning of period	$142	$1,071
Purchases	—	—
Sales	—	—
Realized gains (losses), net	—	—
Unrealized (losses) gains, net	(23)	(929)
Balance as of end of period	$119	$142

Transfers into and out of all levels of the fair value hierarchy are reflected at end-of-period fair values. Realized and unrealized gains and losses on Level 3 financial instruments are recorded in investment gains and losses in the consolidated statements of income.
As of January 1, 2018 we had an investment in a private equity fund focused exclusively on the energy sector (fair value of $1.0 million) that was classified as Level 3 and written down during the second quarter of 2018. This investment’s valuation was based on a market approach, considering recent transactions in the fund and the industry.

We acquired Autonomous Research LLP ("Autonomous") in 2019 and Ramius Alternative Solutions LLC in 2016, both of which included contingent consideration arrangements as part of the purchase price. The change in carrying value associated with Level 3 financial instruments carried at fair value, classified as contingent payment arrangements, is as follows:

	December 31, 2019	December 31, 2018
	(in thousands)
Balance as of beginning of period	$7,336	$10,855
Addition	17,384	—
Accretion	2,542	210
Changes in estimates	(3,051)	(2,429)
Payments	(1,300)	(1,300)
Balance as of end of period	$22,911	$7,336

During 2019, we recorded a $17.4 million contingent consideration payable for our 2019 acquisition based on projected fee revenues over a five-year measurement period. The liability was valued using expected revenue growth rates ranging from 0.7% to 2.5% and a discount rate of 10.4%, reflecting a 3.5% risk-free rate, based on our cost of debt, and a 6.9% market price of risk adjustment rate. Additionally, we recorded a $3.1 million change in estimate for the contingent consideration payable relating to our 2016 acquisition. The liability relating to our 2016 acquisition was valued using a revised revenue growth rate of 50% over the remaining measurement periods and a 3.0% discount rate.
During 2018, we amended the contingent payment relating to our 2016 acquisition by modifying the earnout structure and extending it one year. As part of this amendment, we recorded a change in estimate of $2.4 million related to the contingent consideration.
As of December 31, 2019 and 2018, acquisition-related contingent consideration liabilities were $22.9 million and $7.3 million, respectively.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
We did not have any material assets or liabilities that were measured at fair value for impairment on a nonrecurring basis during the years ended December 31, 2019 or 2018.
10. Furniture, Equipment and Leasehold Improvements, Net
Furniture, equipment and leasehold improvements, net consist of:

	December 31,
	2019	2018
	(in thousands)
Furniture and equipment	$575,378	$561,816
Leasehold improvements	266,365	253,439
	841,743	815,255
Less: Accumulated depreciation and amortization	(696,492)	(659,736)
Furniture, equipment and leasehold improvements, net	$145,251	$155,519

Depreciation and amortization expense on furniture, equipment and leasehold improvements were $38.1 million, $34.2 million and $32.8 million for the years ended December 31, 2019, 2018 and 2017, respectively.
11. Deferred Sales Commissions, Net

The components of deferred sales commissions, net for the years ended December 31, 2019 and 2018 were as follows (excluding amounts related to fully amortized deferred sales commissions):

	December 31,
	2019	2018 (1)
	(in thousands)
Carrying amount of deferred sales commissions	$68,371	$78,971
Less: Accumulated amortization	(19,348)	(40,506)
Cumulative CDSC received	(12,727)	(21,317)
Deferred sales commissions, net	$36,296	$17,148

(1) Prior year amounts have been reclassified to conform to our 2019 presentation.

Amortization expense was $15.0 million, $21.3 million and $31.9 million for the years ended December 31, 2019, 2018 and 2017, respectively. Estimated future amortization expense related to the December 31, 2019 net asset balance, assuming no additional CDSC is received in future periods, is as follows (in thousands):

2020	$17,049
2021	11,666
2022	7,127
2023	454
$36,296

12. Debt
AB has an $800.0 million committed, unsecured senior revolving credit facility (the "Credit Facility") with a group of commercial banks and other lenders, which matures on September 27, 2023. The Credit Facility provides for possible increases in the principal amount by up to an aggregate incremental amount of $200.0 million; any such increase is subject to the consent of the affected lenders. The Credit Facility is available for AB and Sanford C. Bernstein & Co., LLC ("SCB LLC") business purposes, including the support of AB’s commercial paper program. Both AB and SCB LLC can draw directly under the Credit Facility and management may draw on the Credit Facility from time to time. AB has agreed to guarantee the obligations of SCB LLC under the Credit Facility.
The Credit Facility contains affirmative, negative and financial covenants, which are customary for facilities of this type, including restrictions on dispositions of assets, restrictions on liens, a minimum interest coverage ratio and a maximum leverage ratio. As of December 31, 2019, we were in compliance with these covenants. The Credit Facility also includes customary events of default (with customary grace periods, as applicable), including provisions under which, upon the occurrence of an event of default, all outstanding loans may be accelerated and/or lender’s commitments may be terminated. Also, under such provisions, upon the occurrence of certain insolvency- or bankruptcy-related events of default, all amounts payable under the Credit Facility would automatically become immediately due and payable, and the lender’s commitments automatically would terminate.
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
As of December 31, 2019 and 2018, we had no amounts outstanding under the Credit Facility. During 2019 and 2018, we did not draw upon the Credit Facility.
In addition to the Credit Facility, on November 4, 2019, AB established a $900.0 million committed, unsecured senior credit facility (“EQH Facility”) with EQH. The EQH Facility matures on November 4, 2024 and is available for AB's general business purposes. Borrowings under the EQH Facility generally bear interest at a rate per annum based on prevailing overnight commercial paper rates.
The EQH Facility contains affirmative, negative and financial covenants which are substantially similar to those in AB’s committed bank facilities. The EQH Facility also includes customary events of default substantially similar to those in AB’s committed bank facilities, including provisions under which, upon the occurrence of an event of default, all outstanding loans may be accelerated and/or the lender’s commitment may be terminated.
Amounts under the EQH Facility may be borrowed, repaid and re-borrowed by us from time to time until the maturity of the facility. AB or EQH may reduce or terminate the commitment at any time without penalty upon proper notice. EQH also may terminate the facility immediately upon a change of control of our general partner.
As of December 31, 2019, AB had $560.0 million outstanding under the EQH Facility with an interest rate of approximately 1.6%. Average daily borrowings on the EQH Facility during 2019 for the 57 days it was available were $358.6 million with a weighted average interest rate of approximately 1.6%.
As of December 31, 2019, we had no commercial paper outstanding. As of December 31, 2018, AB had $523.2 million in commercial paper outstanding with a weighted average interest rate of approximately 2.7%. The commercial paper is short term in nature, and as such, recorded value is estimated to approximate fair value (and considered a Level 2 security in the fair value hierarchy). Average daily borrowings of commercial paper for the 317 days commercial paper was outstanding in 2019 was $438.6 million with a weighted average interest rate of 2.6%. Average daily borrowings for 2018 were $350.3 million with a weighted average interest rate of approximately 2.0%.
AB also has a $200.0 million committed, unsecured senior revolving credit facility (the "Revolver") with a leading international bank, which matures on November 16, 2021. The Revolver is available for AB's and SCB LLC's business purposes, including the provision of additional liquidity to meet funding requirements primarily related to SCB LLC's operations. Both AB and SCB LLC can draw directly under the Revolver and management expects to draw on the Revolver from time to time. AB has agreed to guarantee the obligations of SCB LLC under the Revolver. The Revolver contains affirmative, negative and financial covenants that are identical to those of the Credit Facility. As of December 31, 2019 we had no amounts outstanding under the Revolver. As of December 31, 2018, we had $25.0 million outstanding under the Revolver with an interest rate of 3.4%. Average daily borrowings for 2019 and 2018 were $23.5 million and $19.4 million, respectively, with weighted average interest rates of 3.2% and 2.8%, respectively.
In addition, SCB LLC currently has three uncommitted lines of credit with three financial institutions. Two of these lines of credit permit us to borrow up to an aggregate of approximately $175.0 million, with AB named as an additional borrower, while the other line has no stated limit. As of December 31, 2019 and 2018, SCB LLC had no outstanding balance on these lines of credit. Average daily borrowings on the lines of credit during 2019 and 2018 were $1.9 million and $2.7 million, respectively, with weighted average interest rates of approximately 1.9% and 1.6%, respectively.

13. Leases
We lease office space, office equipment and technology under various operating and financing leases. Our current leases have remaining lease terms of one year to 11 years, some of which include options to extend the leases for up to five years, and some of which include options to terminate the leases within one year.
Since 2010, we have sub-leased over one million square feet of office space. The liability relating to our global space consolidation initiatives was $85.8 million as of December 31, 2018. Upon adoption of ASC 842 on January 1, 2019, we recorded this liability as a reduction to our operating right-of-use assets.
Leases included in the consolidated statements of financial condition as of December 31, 2019 were as follows:

	Classification	December 31, 2019
		(in thousands)
Operating Leases
Operating lease right-of-use assets	Right-of-use assets	$360,185
Operating lease liabilities	Lease liabilities	465,907

Finance Leases
Property and equipment, gross	Right-of-use assets	3,825
Amortization of right-of-use assets	Right-of-use assets	(1,317)
Property and equipment, net		2,508
Finance lease liabilities	Lease liabilities	2,544

The components of lease expense included in the consolidated statements of income as of December 31, 2019 were as follows:

		Year Ended December 31,
	Classification	2019
		(in thousands)
Operating lease cost	General and administrative	$106,085

Financing lease cost:
Amortization of right-of-use assets	General and administrative	1,317
Interest on lease liabilities	Interest expense	71
Total finance lease cost		1,388
Variable lease cost (1)	General and administrative	40,786
Sublease income	General and administrative	(55,522)
Net lease cost		$92,737
(1) Variable lease expense includes operating expenses, real estate taxes and employee parking.
The sublease income represents all revenues received from sub-tenants. It is primarily fixed base rental payments combined with variable reimbursements such as operating expenses, real estate taxes and employee parking.  The vast majority of sub-tenant income is derived from our New York metro sub-tenant agreements. Sub-tenant income related to base rent is recorded on a straight-line basis.
Maturities of lease liabilities are as follows:

	Operating Leases	Financing Leases	Total
Year ending December 31,	(in thousands)
2020	$110,178	$1,385	$111,563
2021	104,644	741	105,385
2022	90,363	356	90,719
2023	82,806	126	82,932
2024	79,625	23	79,648
Thereafter	43,162	—	43,162
Total lease payments	510,778	2,631	$513,409
Less interest	(44,871)	(87)
Present value of lease liabilities	$465,907	$2,544

During October 2018, we signed a lease, which commences in mid-2020, relating to 218,976 square feet of space at our new Nashville headquarters. Our estimated total base rent obligation (excluding taxes, operating expenses and utilities) over the 15 year initial lease term is $134 million. During April 2019, we signed a lease, which commences in 2024, relating to approximately 190,000 square feet of space in New York City. Our estimated total base rent obligation (excluding taxes, operating expenses and utilities) over the 20 year lease term is approximately $448 million.

Lease term and discount rate
Weighted average remaining lease term (years):
Operating leases	5.23
Finance leases	2.37
Weighted average discount rate:
Operating leases	3.51%
Finance leases	3.02
Supplemental cash flow information related to leases are as follows:

Year Ended December 31, 2019
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$132,669
Operating cash flows from financing leases	71
Financing cash flows from finance leases	1,281
Right-of-use assets obtained in exchange for lease obligations(1):
Operating leases	11,108
Finance leases	1,469
(1) Represents non-cash activity and, accordingly, is not reflected in the consolidated statements of cash flows.

14. Commitments and Contingencies
Leases
We lease office space, office equipment and technology under various leasing arrangements. The future minimum payments under non-cancelable leases, sublease commitments and related payments we are obligated to make, net of sublease commitments of third party lessees to make payments to us, as of December 31, 2019, are as follows:

	Payments	Sublease Receipts	Net Payments
	(in millions)
2020	$117.1	$33.8	$83.3
2021	115.1	34.4	80.7
2022	102.0	31.5	70.5
2023	94.5	31.0	63.5
2024	91.2	30.4	60.8
2025 and thereafter	619.2	—	619.2
Total future minimum payments	$1,139.1	$161.1	$978.0

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
Other
As general partner of AllianceBernstein U.S. Real Estate L.P. (“Real Estate Fund”), we committed to invest $25.0 million in the Real Estate Fund. As of December 31, 2019, we had funded $22.4 million of this commitment. As general partner of AllianceBernstein U.S. Real Estate II L.P. (“Real Estate Fund II”), we committed to invest $28.0 million in the Real Estate Fund II. As of December 31, 2019, we had funded $19.9 million of this commitment.
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

The balances of consolidated VIEs and VOEs included in our consolidated statements of financial condition were as follows:

	December 31, 2019			December 31, 2018
	(in thousands)
	VIEs	VOEs	Total	VIEs	VOEs	Total
Cash and cash equivalents	$9,623	$1,810	$11,433	$11,880	$1,238	$13,118
Investments	404,624	176,380	581,004	217,840	133,856	351,696
Other assets	9,618	10,192	19,810	6,024	16,816	22,840
Total assets	$423,865	$188,382	$612,247	$235,744	$151,910	$387,654

Liabilities	$12,147	$18,870	$31,017	$5,215	$17,395	$22,610
Redeemable non-controlling interest	273,219	52,342	325,561	117,523	28,398	145,921
Partners' capital attributable to AB Unitholders	138,499	117,170	255,669	113,006	106,117	219,123
Total liabilities, redeemable non-controlling interest and partners' capital	$423,865	$188,382	$612,247	$235,744	$151,910	$387,654

Fair Value
Cash and cash equivalents include cash on hand, demand deposits, overnight commercial paper and highly liquid investments with original maturities of three months or less. Due to the short-term nature of these instruments, the recorded value has been determined to approximate fair value.

Valuation of consolidated company-sponsored investment funds' financial instruments by pricing observability levels as of December 31, 2019 and 2018 was as follows (in thousands):

	Level 1	Level 2	Level 3	Total
December 31, 2019:
Investments - VIEs	$28,270	$375,559	$795	$404,624
Investments - VOEs	104,069	72,252	59	176,380
Derivatives - VIEs	139	4,694	—	4,833
Derivatives - VOEs	76	4,263	—	4,339
Total assets measured at fair value	$132,554	$456,768	$854	$590,176

Derivatives - VIEs	$835	$3,724	$—	$4,559
Derivatives - VOEs	101	4,982	—	5,083
Total liabilities measured at fair value	$936	$8,706	$—	$9,642

December 31, 2018:
Investments - VIEs	$22,149	$187,626	$8,065	$217,840
Investments - VOEs	68,063	65,485	308	133,856
Derivatives - VIEs	1,486	1,924	—	3,410
Derivatives - VOEs	124	3,692	—	3,816
Total assets measured at fair value	$91,822	$258,727	$8,373	$358,922

Derivatives - VIEs	$72	$3,819	$—	$3,891
Derivatives - VOEs	197	3,633	—	3,830
Total liabilities measured at fair value	$269	$7,452	$—	$7,721

See Note 9 for a description of the fair value methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.

The change in carrying value associated with Level 3 financial instruments carried at fair value within consolidated company-sponsored investment funds was as follows:

	December 31,
	2019	2018
	(in thousands)

Balance as of beginning of period	$8,373	$2,264
Transfers (out) in	(9,445)	259
Purchases	9,213	9,354
Sales	(7,467)	(3,086)
Realized gains (losses), net	14	(100)
Unrealized gains (losses), net	143	(331)
Accrued discounts	23	13
Balance as of end of period	$854	$8,373

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

Derivative Instruments
As of December 31, 2019 and 2018, the VIEs held $0.3 million and $0.5 million (net), respectively, of futures, forwards, options and swaps within their portfolios. For the years ended December 31, 2019 and 2018, we recognized $3.3 million and $1.5 million of gains, respectively, on these derivatives. These gains and losses are recognized in investment gains (losses) in the consolidated statements of income. As of December 31, 2019 and 2018, the VIEs held $1.6 million and $0.9 million, respectively, of cash collateral payable to trade counterparties. This obligation to return cash is reported in the liabilities of consolidated company-sponsored investment funds in our consolidated statements of financial condition. As of December 31, 2019 and 2018, the VIEs delivered $3.2 million and $0.8 million, respectively, of cash collateral into brokerage accounts. The VIEs report this cash collateral in the consolidated company-sponsored investment funds cash and cash equivalents in our consolidated statements of financial condition.
As of December 31, 2019 and 2018, the VOEs held $0.7 million and $0.1 million (net), respectively, of futures, forwards, options and swaps within their portfolios. For the years ended December 31, 2019 and 2018, we recognized $0.5 million and $1.9 million of gains, respectively, on these derivatives. These gains and losses are recognized in the investment gains (losses) in the consolidated statements of income. As of December 31, 2019 and 2018, the VOEs held $0.5 million and $0.2 million of cash collateral payable to trade counterparties. This obligation to return cash is reported in the liabilities of consolidated company-sponsored investment funds in our consolidated statements of financial condition. As of December 31, 2019 and 2018, the VOEs delivered $1.2 million and $0.5 million, respectively, of cash collateral into brokerage accounts. The VOEs report this cash collateral in the consolidated company-sponsored investment funds cash and cash equivalents in our consolidated statements of financial condition.

Offsetting Assets and Liabilities
Offsetting of derivative assets of consolidated company-sponsored investment funds as of December 31, 2019 and 2018 was as follows:

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
	(in thousands)
December 31, 2019:
Derivatives - VIEs	$4,833	$—	$4,833	$—	$(1,631)	$3,202
Derivatives - VOEs	$4,339	$—	$4,339	$—	$(534)	$3,805
December 31, 2018:
Derivatives - VIEs	$3,410	$—	$3,410	$—	$(856)	$2,554
Derivatives - VOEs	$3,816	$—	$3,816	$—	$(225)	$3,591

Offsetting of derivative liabilities of consolidated company-sponsored investment funds as of December 31, 2019 and 2018 was as follows:

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
	(in thousands)
December 31, 2019:
Derivatives - VIEs	$4,559	$—	$4,559	$—	$(3,155)	$1,404
Derivatives - VOEs	$5,083	$—	$5,083	$—	$(1,201)	$3,882
December 31, 2018:
Derivatives - VIEs	$3,891	$—	$3,891	$—	$(829)	$3,062
Derivatives - VOEs	$3,830	$—	$3,830	$—	$(547)	$3,283

Cash collateral, whether pledged or received on derivative instruments, is not considered material and, accordingly, is not disclosed by counterparty.
Non-Consolidated VIEs
As of December 31, 2019, the net assets of company-sponsored investment products that are non-consolidated VIEs are approximately $79.3 billion, and our maximum risk of loss is our investment of $8.4 million in these VIEs and advisory fee receivables from these VIEs, which are not material.

16. Net Capital
SCB LLC is registered as a broker-dealer under the Exchange Act and is subject to the minimum net capital requirements imposed by the U.S. Securities and Exchange Commission ("SEC"). SCB LLC computes its net capital under the alternative method permitted by the applicable rule, which requires that minimum net capital, as defined, equals the greater of $1 million or two percent of aggregate debit items arising from customer transactions, as defined. As of December 31, 2019, SCB LLC had net capital of $250.8 million, which was $219.6 million in excess of the minimum net capital requirement of $31.2 million. Advances, dividend payments and other equity withdrawals by SCB LLC are restricted by regulations imposed by the SEC, the Financial Industry Regulatory Authority, Inc., and other securities agencies.
Our U.K.-based broker-dealer is a member of the London Stock Exchange. As of December 31, 2019, it was subject to financial resources requirements of $14.9 million imposed by the Financial Conduct Authority of the United Kingdom and had aggregate regulatory financial resources of $30.2 million, an excess of $15.3 million.
AllianceBernstein Investments, Inc., another one of our subsidiaries and the distributor and/or underwriter for certain company-sponsored mutual funds, is registered as a broker-dealer under the Exchange Act and is subject to the minimum net capital requirements imposed by the SEC. As of December 31, 2019, it had net capital of $22.1 million, which was $21.8 million in excess of its required net capital of $0.3 million.
Many of our subsidiaries around the world are subject to minimum net capital requirements by the local laws and regulations to which they are subject. As of December 31, 2019, each of our subsidiaries subject to a minimum net capital requirement satisfied the applicable requirement.
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
Our customer securities activities are transacted on either a cash or margin basis. In margin transactions, we extend credit to the customer, subject to various regulatory and internal margin requirements. These transactions are collateralized by cash or securities in the customer’s account. In connection with these activities, we may execute and clear customer transactions involving the sale of securities not yet purchased. We seek to control the risks associated with margin transactions by requiring customers to maintain collateral in compliance with the aforementioned regulatory and internal guidelines. We monitor required margin levels daily and, pursuant to such guidelines, require customers to deposit additional collateral, or reduce positions, when necessary. A majority of our customer margin accounts are managed on a discretionary basis whereby we maintain control over the investment activity in the accounts. For these discretionary accounts, our margin deficiency exposure is minimized by our maintaining a diversified portfolio of securities in the accounts, our discretionary authority and our U.S-based broker-dealer's role as custodian.
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
18. Qualified Employee Benefit Plans
We maintain a qualified profit sharing plan covering U.S. employees and certain foreign employees. Employer contributions are discretionary and generally limited to the maximum amount deductible for federal income tax purposes. Aggregate contributions for 2019, 2018 and 2017 were $14.4 million, $15.0 million and $14.4 million, respectively.
We maintain several defined contribution plans for foreign employees working for our subsidiaries in the United Kingdom, Australia, Japan and other locations outside the United States. Employer contributions generally are consistent with regulatory requirements and tax limits. Defined contribution expense for foreign entities was $7.7 million, $7.1 million and $6.8 million in 2019, 2018 and 2017, respectively.
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
Our policy is to satisfy our funding obligation for each year in an amount not less than the minimum required by the Employee Retirement Income Security Act of 1974, as amended, and not greater than the maximum amount we can deduct for federal income tax purposes. We contributed $4.0 million to the Retirement Plan during 2019. We do not currently anticipate that we will contribute to the Retirement Plan during 2020. Contribution estimates, which are subject to change, are based on regulatory requirements, future market conditions and assumptions used for actuarial computations of the Retirement Plan’s obligations and assets. Management, at the present time, has not determined the amount, if any, of additional future contributions that may be required.
The Retirement Plan’s projected benefit obligation, fair value of plan assets and funded status (amounts recognized in the consolidated statements of financial condition) were as follows:

	Years Ended December 31,
	2019	2018
	(in thousands)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$116,233	$125,200
Interest cost	4,944	4,771
Actuarial loss (gain)	20,411	(9,918)
Benefits paid	(5,475)	(3,820)
Projected benefit obligation at end of year	136,113	116,233
Change in plan assets:
Plan assets at fair value at beginning of year	98,584	100,706
Actual return on plan assets	16,971	(3,302)
Employer contribution	4,000	5,000
Benefits paid	(5,475)	(3,820)
Plan assets at fair value at end of year	114,080	98,584
Funded status	$(22,033)	$(17,649)

Effective December 31, 2015, the Retirement Plan was amended to change the actuarial basis used for converting a life annuity benefit to optional forms of payment and converting benefits payable at age 65 to earlier commencement dates. This prior service cost will be amortized over future years.

The amounts recognized in other comprehensive income (loss) for the Retirement Plan for 2019, 2018 and 2017 were as follows:

	2019	2018	2017
	(in thousands)
Unrecognized net (loss) gain from experience different from that assumed and effects of changes and assumptions	$(7,934)	$1,870	$(3,043)
Prior service cost	24	24	24
	(7,910)	1,894	(3,019)
Income tax benefit (expense)	312	(207)	(49)
Other comprehensive (loss) income	$(7,598)	$1,687	$(3,068)

The loss of $7.6 million recognized in 2019 primarily was due to changes in the discount rate and lump sum interest rates ($21.7 million), offset by actual earnings exceeding expected earnings on plan assets ($11.3 million), changes in the mortality assumption ($1.2 million), the recognized actuarial loss ($1.1 million) and changes in the census data ($0.1 million). The gain of $1.7 million recognized in 2018 primarily was due to changes in the discount rate and lump sum interest rates ($9.7 million), the recognized actuarial loss ($1.1 million) and changes in the mortality assumption ($0.4 million), offset by actual earnings exceeding expected earnings on plan assets ($9.2 million) and changes in the census data ($0.2 million). The loss of $3.1 million recognized in 2017 primarily was due to changes in the discount rate and lump sum interest rates ($11.9 million) and changes in the census data ($1.4 million), offset by actual earnings exceeding expected earnings on plan assets ($8.5 million), the recognized actuarial loss ($1.1 million) and changes in the mortality assumption ($0.7 million).
Foreign retirement plans and an individual's retirement plan maintained by AB are not material to AB's consolidated financial statements. As such, disclosure for these plans is not necessary. The reconciliation of the 2019 amounts recognized in other comprehensive income for the Retirement Plan as compared to the consolidated statement of comprehensive income ("OCI Statement") is as follows:

	Retirement Plan	Retired Individual Plan	Foreign Retirement Plans	OCI Statement
	(in thousands)
Recognized actuarial (loss) gain	$(7,934)	$(69)	$112	$(7,891)
Amortization of prior service cost	24	—	—	24
Changes in employee benefit related items	(7,910)	(69)	112	(7,867)
Income tax benefit (expense)	312	3	(41)	274
Employee benefit related items, net of tax	$(7,598)	$(66)	$71	$(7,593)

The amounts included in accumulated other comprehensive income (loss) for the Retirement Plan as of December 31, 2019 and 2018 were as follows:

	2019	2018
	(in thousands)
Unrecognized net loss from experience different from that assumed and effects of changes and assumptions	$(55,537)	$(47,603)
Prior service cost	(731)	(755)
	(56,268)	(48,358)
Income tax benefit	513	201
Accumulated other comprehensive loss	$(55,755)	$(48,157)

The amortization period over which we are amortizing the loss for the Retirement Plan from accumulated other comprehensive income is 30.9 years. The estimated prior service cost and amortization of loss for the Retirement Plan that will be amortized from accumulated other comprehensive income over the next year are $24 thousand and $1.4 million, respectively.
The accumulated benefit obligation for the plan was $136.1 million and $116.2 million as of December 31, 2019 and 2018, respectively.

The discount rates used to determine benefit obligations as of December 31, 2019 and 2018 (measurement dates) were 3.35% and 4.40%, respectively.
Benefit payments are expected to be paid as follows (in thousands):

2020	$5,868
2021	7,113
2022	9,202
2023	7,451
2024	7,538
2025-2029	45,048

Net expense under the Retirement Plan consisted of:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Interest cost on projected benefit obligations	$4,944	$4,771	$4,999
Expected return on plan assets	(5,639)	(5,893)	(5,261)
Amortization of prior service cost	24	24	24
Recognized actuarial loss	1,146	1,146	1,097
Net pension expense	$475	$48	$859

Actuarial computations used to determine net periodic costs were made utilizing the following weighted-average assumptions:

	Years Ended December 31,
	2019	2018	2017
Discount rate on benefit obligations	4.40%	3.90%	4.55%
Expected long-term rate of return on plan assets	5.75%	5.75%	6.00%

In developing the expected long-term rate of return on plan assets of 5.75%, management considered the historical returns and future expectations for returns for each asset category, as well as the target asset allocation of the portfolio. The expected long-term rate of return on assets is based on weighted average expected returns for each asset class.
As of December 31, 2019, the mortality projection assumption has been updated to use the generational MP-2019 improvement scale. Previously, mortality was projected generationally using the MP-2018 improvements scale. The base mortality assumption was updated to the Society of Actuaries Pri-2012 base mortality table for private sector plans, with a white-collar adjustment, using the contingent annuitant table for beneficiaries of deceased participants. Previously, the mortality assumption was the RP-2014 white-collar mortality table for males and females adjusted back to 2006 using the MP-2014 improvement scale.
The Internal Revenue Service (“IRS”) recently updated the mortality tables used to determine lump sums. For fiscal year-end 2019, we reflected the most recently published IRS table for lump sums assumed to be paid in 2020. We projected future mortality for lump sums assumed to be paid after 2020 using the current base mortality tables (RP-2014 backed off to 2006) and projection scale of MP-2019.
The Retirement Plan’s asset allocation percentages consisted of:

	December 31,
	2019	2018
Equity	47%	43%
Debt securities	41	41
Other	12	16
	100%	100%

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
See Note 9, Fair Value for a description of how we measure the fair value of our plan assets.
The valuation of our Retirement Plan assets by pricing observability levels as of December 31, 2019 and 2018 was as follows (in thousands):

	Level 1	Level 2	Level 3	Total
December 31, 2019
Cash	$230	$—	$—	$230
U.S. Treasury Strips	—	27,318	—	27,318
Fixed income mutual funds	19,518	—	—	19,518
Equity mutual fund	33,875	—	—	33,875
Equity securities	11,182	—	—	11,182
Total assets in the fair value hierarchy	64,805	27,318	—	92,123
Investments measured at net assets value	—	—	—	21,957
Investments at fair value	$64,805	$27,318	$—	$114,080

	Level 1	Level 2	Level 3	Total
December 31, 2018
Cash	$238	$—	$—	$238
U.S. Treasury Strips	—	22,355	—	22,355
Fixed income mutual funds	18,362	—	—	18,362
Equity mutual fund	26,508	—	—	26,508
Equity securities	8,970	—	—	8,970
Total assets in the fair value hierarchy	54,078	22,355	—	76,433
Investments measured at net assets value	—	—	—	22,151
Investments at fair value	$54,078	$22,355	$—	$98,584

During 2019 and 2018, the Retirement Plan's investments include the following:

•	U.S. Treasury strips, (zero-coupon bonds);

•
two fixed income mutual funds, which seek to generate income consistent with preservation of capital. One fund invests in a portfolio of investment-grade securities primarily in the U.S. with additional non-U.S. securities. The second fund invests in inflation-indexed fixed-income securities and similar bonds issued by non-U.S. governments and various commodities;

•
seven equity mutual funds, four of which focus on U.S.-based equity securities of various capitalization sizes ranging from small to large capitalizations and diversified portfolios within those capitalization ranges; and three funds that focus on non-U.S. based equity securities of various capitalization sizes ranging from small to large capitalizations and diversified portfolios therein across non-U.S. regions;

•
separate equity and fixed income mutual funds, which seek to moderate the volatility of equity and fixed income oriented asset allocation over the long term, as part of the overall asset allocation managed by AB;

•
a multi-style, multi-cap integrated portfolio adding U.S. equity diversification to its value and growth equity selections, designed to deliver a long-term premium to the S&P 500 with greater consistency across a range of market environments; and

•
investments measured at net asset value, including three hedge funds that seek to provide attractive risk-adjusted returns over full market cycles with less volatility than the broad equity markets by allocating all or substantially all of their assets among portfolio managers through portfolio funds that employ a broad range of investment strategies; one private investment trust that invests primarily in equity securities of non-U.S. companies located in emerging market countries; and one collective investment trust that invests in U.S. and non-U.S. equities of various capitalization sizes.

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
Under the Incentive Compensation Program, we made awards in 2019, 2018 and 2017 aggregating $175.5 million, $183.3 million and $168.2 million, respectively. The amounts charged to employee compensation and benefits for the years ended December 31, 2019, 2018 and 2017 were $177.2 million, $161.0 million and $172.8 million, respectively.
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
As of December 31, 2019, no options to buy AB Holding Units had been granted and 20,602,674 AB Holding Units, net of withholding tax requirements, were subject to other AB Holding Unit awards made under the 2017 Plan or the AllianceBernstein 2010 Long Term Incentive Plan, as amended, an equity compensation plan with similar terms that was canceled on September 30, 2017. AB Holding Unit-based awards (including options) in respect of 39,397,326 AB Holding Units were available for grant under the 2017 Plan as of December 31, 2019.
Option Awards
We did not grant any options to buy AB Holding Units during 2019, 2018 or 2017. Historically, options granted to employees generally were exercisable at a rate of 20% of the AB Holding Units subject to such options on each of the first five anniversary dates of the date of grant; options granted to Eligible Directors generally were exercisable at a rate of 33.3% of the AB Holding Units subject to such options on each of the first three anniversary dates of the date of grant.

The option-related activity in our equity compensation plans during 2019 is as follows:

	Options to Buy AB Holding Units	Weighted Average Exercise Price Per Option	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2018	671,243	$22.83	1.6
Granted	—	—
Exercised	(511,894)	22.49
Forfeited	—	—
Expired	—	—
Outstanding as of December 31, 2019	159,349	23.93	2.1	$1.0
Exercisable as of December 31, 2019	141,163	24.09	2.1	0.9
Vested or expected to vest as of December 31, 2019	159,349	23.93	2.1	1.0

The total intrinsic value of options exercised during 2019, 2018 and 2017 was $3.7 million, $8.9 million and $8.3 million, respectively.
Under the fair value method, compensation expense is measured at the grant date based on the estimated fair value of the options awarded (determined using the Black-Scholes option valuation model) and is recognized over the required service period. We recorded no compensation expense related to option grants in 2019, 2018 or 2017 as no options were granted. As of December 31, 2019, there was no compensation expense related to unvested option grants not yet recognized in the consolidated statement of income.
Restricted AB Holding Unit Awards
In 2019, 2018 and 2017, the Board granted restricted AB Holding Unit awards to Eligible Directors. These AB Holding Units give the Eligible Directors, in most instances, all the rights of other AB Holding Unitholders, subject to such restrictions on transfer as the Board may impose. We awarded 45,420, 53,720 and 50,252 restricted AB Holding Units, respectively, in 2019, 2018 and 2017 with grant date fair values per restricted AB Holding Unit of $29.26 and $29.90 in 2019, $26.90 in 2018, and $21.25 and $24.80 in 2017. All of the restricted AB Holding Units vest ratably over three or four years. We fully expensed these awards on each grant date, as there is no service requirement. We recorded compensation expense relating to these awards of $1.3 million, $1.4 million and $1.1 million, respectively, for the years ended December 31, 2019, 2018 and 2017.
On April 28, 2017, the Board removed Peter S. Kraus from his position as Chairman of the Board and Chief Executive Officer ("CEO"). As a result of his removal, we accelerated the vesting on the remaining two tranches under his June 2012 employment agreement and delivered the AB Holding Units to him in June 2017. During 2017, we recorded $10.2 million of compensation expense relating to Mr. Kraus's restricted AB Holding Unit grant.
On April 28, 2017, Seth P. Bernstein was appointed President and CEO pursuant to an employment agreement, effective May 1, 2017. In connection with the commencement of his employment, Mr. Bernstein was granted restricted AB Holding Units with a grant date fair value of $3.5 million (164,706 AB Holding Units based on the $21.25 grant date AB Holding Unit price on May 16, 2017) and a four-year service requirement. Mr. Bernstein's restricted AB Holding Units vest ratably on each of the first four anniversaries of his commencement date and will be delivered to Mr. Bernstein as soon as administratively feasible after May 1, 2021, subject to accelerated vesting clauses in his employment agreement. We recorded compensation expense relating to Mr. Bernstein's restricted AB Holding Unit grants of $0.9 million, $0.9 million and $0.6 million for the years ended December 31, 2019, 2018 and 2017, respectively.
Under the Incentive Compensation Program, we awarded 5.8 million restricted AB Holding Units in 2019 (which included 5.4 million restricted AB Holding Units in December for the 2019 year-end awards as well as 0.4 million additional restricted AB Holding Units granted earlier during the year relating to the 2018 year-end awards), 6.5 million restricted AB Holding Units in 2018 (which included 6.2 million restricted AB Holding Units in December for the 2018 year-end awards as well as 0.3 million additional restricted AB Holding Units granted earlier during the year relating to the 2017 year-end awards), and 6.3 million restricted AB Holding Units in 2017 (which included 6.1 million restricted AB Holding Units in December for the 2017 year-end awards as well as 0.2 million additional restricted AB Holding Units granted earlier during the year related to the 2016 year-end awards). The grant date fair values per restricted AB Holding Unit ranged between $26.69 and $30.01 in 2019, $24.95 and $26.69 in 2018, and $23.00 and $24.95 in 2017. Restricted AB Holding Units awarded under the Incentive Compensation Program generally vest in 25% increments on December 1st of each of the four years immediately following the year in which the award is granted.
We also award restricted AB Holding Units in connection with certain employment and separation agreements, as well as relocation-related performance awards, with vesting schedules ranging between two and five years. The fair value of the restricted AB Holding Units is amortized over the required service period as employee compensation expense. We awarded 1.9 million, 2.6 million and 1.8 million restricted AB Holding Units in 2019, 2018 and 2017, respectively, with grant date fair values per restricted AB Holding Unit ranging between $27.32 and $30.85 in 2019, $25.05 and $30.25 in 2018, and $21.25 and $25.65 in 2017. We recorded compensation expense relating to restricted AB Holding Unit grants in connection with certain employment and separation agreements of $36.7 million, $32.2 million and $21.6 million, respectively, for the years ended December 31, 2019, 2018 and 2017.
Changes in unvested restricted AB Holding Units during 2019 are as follows:

	AB Holding Units	Weighted Average Grant Date Fair Value per AB Holding Unit
Unvested as of December 31, 2018	20,214,389	$25.12
Granted	7,739,318	28.75
Vested	(8,260,466)	24.38
Forfeited	(406,161)	25.86
Unvested as of December 31, 2019	19,287,080	26.88

The total grant date fair value of restricted AB Holding Units that vested during 2019, 2018 and 2017 was $201.4 million, $169.1 million and $177.0 million, respectively. As of December 31, 2019, the 19,287,080 unvested restricted AB Holding Units consist of 14,752,831 restricted AB Holding Units that do not have a service requirement and have been fully expensed on the grant date and 4,534,249 restricted AB Holding Units that have a service requirement and will be expensed over the required service period. As of December 31, 2019, there was $101.5 million of compensation expense related to unvested restricted AB Holding Unit awards granted and not yet recognized in the consolidated statement of income. We expect to recognize the expense over a weighted average period of 3.6 years.
20. Units Outstanding
Changes in AB Units outstanding for the years ended December 31, 2019 and 2018 were as follows:

	2019	2018
Outstanding as of January 1,	268,850,276	268,659,333
Options exercised	511,894	889,119
Units issued	4,833,715	6,153,320
Units retired(1)	(3,815,571)	(6,851,496)
Outstanding as of December 31,	270,380,314	268,850,276

(1) During 2019 and 2018, we purchased 3,782 and 5,346 AB Units, respectively, in private transactions and retired them.
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
In order to preserve AB’s status as a private partnership for federal income tax purposes, AB Units must not be considered publicly traded. The AB Partnership Agreement provides that all transfers of AB Units must be approved by EQH and the General Partner; EQH and the General Partner approve only those transfers permitted pursuant to one or more of the safe harbors contained in the relevant Treasury regulations. If AB Units were considered readily tradable, AB’s net income would be subject to federal and state corporate income tax, significantly reducing its quarterly distributions to AB Holding. Furthermore, should AB enter into a substantial new line of business, AB Holding, by virtue of its ownership of AB, would lose its status as a “grandfathered” publicly-traded partnership and would become subject to corporate income tax, which would reduce materially AB Holding’s net income and its quarterly distributions to AB Holding Unitholders.
Earnings before income taxes and income tax expense consist of:

	Years Ended December 31,
	2019	2018	2017
	(in thousands)
Earnings before income taxes:
United States	$697,501	$672,221	$634,515
Foreign	125,936	153,093	139,395
Total	$823,437	$825,314	$773,910
Income tax expense:
Partnership UBT	$9,196	$5,251	$2,986
Corporate subsidiaries:
Federal	(943)	(4,030)	18,079
State and local	975	2,888	803
Foreign	32,290	36,529	29,365
Current tax expense	41,518	40,638	51,233
Deferred tax	236	5,178	1,877
Income tax expense	$41,754	$45,816	$53,110

The principal reasons for the difference between the effective tax rates and the UBT statutory tax rate of 4.0% are as follows:

	Years Ended December 31,
	2019		2018		2017
	(in thousands)
UBT statutory rate	$32,937	4.0%	$33,012	4.0%	$30,956	4.0%
Corporate subsidiaries' federal, state, and local	4,000	0.5	1,522	0.2	2,558	0.3
Foreign subsidiaries taxed at different rates	26,719	3.3	30,689	3.7	25,406	3.3
2017 Tax Act	—	—	1,155	0.1	25,846	3.3
FIN 48 reserve (release)	2,765	0.3	(5,177)	(0.6)	(3,318)	(0.4)
UBT business allocation percentage rate change	(79)	—	2,657	0.3	—	—
Deferred tax and payable write-offs	314	—	2,932	0.4	(9,542)	(1.2)
Foreign outside basis difference	155	—	2,273	0.3	—	—
Amended 2017 return	(3,853)	(0.5)	—	—	—	—
Effect of ASC 740 adjustments, miscellaneous taxes, and other	2,305	0.3	(2,521)	(0.3)	1,903	0.2
Income not taxable resulting from use of UBT business apportionment factors and effect of compensation charge	(23,509)	(2.8)	(20,726)	(2.5)	(20,699)	(2.6)
Income tax expense and effective tax rate	$41,754	5.1	$45,816	5.6	$53,110	6.9

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Years Ended December 31,
	2019	2018	2017
	(in thousands)
Balance as of beginning of period	$3,893	$8,478	$12,596
Additions for prior year tax positions	1,813	—	—
Reductions for prior year tax positions	—	—	(1,849)
Additions for current year tax positions	—	—	—
Reductions for current year tax positions	—	—	—
Reductions related to closed years/settlements with tax authorities	—	(4,585)	(2,269)
Balance as of end of period	$5,706	$3,893	$8,478

The amount of unrecognized tax benefits as of December 31, 2019, 2018 and 2017, when recognized, is recorded as a reduction to income tax expense and reduces the company’s effective tax rate.
Interest and penalties, if any, relating to tax positions are recorded in income tax expense on the consolidated statements of income. The total amount of interest expense recorded in income tax expense during 2019, 2018 and 2017 was $0.7 million, $0.1 million and $0.3 million, respectively. The total amount of accrued interest recorded on the consolidated statements of financial condition as of December 31, 2019, 2018 and 2017 was $1.1 million, $0.3 million and $0.7 million, respectively. There were $0.2 million of penalties accrued as of December 31, 2019. There were no accrued penalties as of December 31, 2018 or 2017.
Generally, the company is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for any year prior to 2015, except as set forth below.
During the third quarter of 2018, the City of New York notified us of an examination of AB's UBT returns for the years 2013 through 2016. The examination is ongoing.
Currently, there are no income tax examinations at our significant non-U.S. subsidiaries. Years that remain open and may be subject to examination vary under local law and range from one to seven years.
At December 31, 2019, it is reasonably possible that $4.2 million of our unrecognized tax benefits will change within the next twelve months due to completion of tax authority exams.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effect of significant items comprising the net deferred tax asset (liability) is as follows:

	December 31,
	2019	2018
	(in thousands)
Deferred tax asset:
Differences between book and tax basis:
Benefits from net operating loss carryforwards	$5,551	$2,518
Long-term incentive compensation plans	20,907	22,342
Investment basis differences	4,376	3,606
Depreciation and amortization	1,554	1,248
Lease liability	6,409	—
Other, primarily accrued expenses deductible when paid	3,106	3,903
	41,903	33,617
Less: valuation allowance	(2,026)	(490)
Deferred tax asset	39,877	33,127
Deferred tax liability:
Differences between book and tax basis:
Intangible assets	8,013	6,852
Investment in foreign subsidiaries	2,191	1,653
Right-of-use asset	5,191	—
Other	1,672	1,758
Deferred tax liability	17,067	10,263
Net deferred tax asset	$22,810	$22,864

Valuation allowances of $2.0 million and $0.5 million were established as of December 31, 2019 and 2018, respectively, primarily due to significant negative evidence that net operating loss ("NOL") carryforwards will not be utilized, given the future losses expected to be incurred by the applicable subsidiaries. We had NOL carryforwards at December 31, 2019 and 2018 of approximately $46.2 million and $32.4 million, respectively. The majority of our foreign NOL carryforwards have an indefinite expiration period.
The deferred tax asset is included in other assets in our consolidated statement of financial condition. Management believes there will be sufficient future taxable income to realize the tax benefits related to the remaining net deferred tax assets recognized that are not subject to valuation allowances.
The company provides income taxes on the unremitted earnings of non-U.S. corporate subsidiaries except to the extent that such earnings are indefinitely reinvested outside the United States. As of December 31, 2019, $29.6 million of undistributed earnings of non-U.S. corporate subsidiaries were indefinitely invested outside the U.S. At existing applicable income tax rates, additional taxes of approximately $6.2 million would need to be paid if such earnings are remitted.

22. Business Segment Information
Management has assessed the requirements of ASC 280, Segment Reporting, and determined that, because we utilize a consolidated approach to assess performance and allocate resources, we have only one operating segment. Enterprise-wide disclosures as of and for the years ended December 31, 2019, 2018 and 2017 were as follows:
Services
Net revenues derived from our investment management, research and related services were as follows:

	Years Ended December 31,
	2019	2018	2017
	(in thousands)
Institutions	$480,144	$479,068	$477,140
Retail	1,619,832	1,494,445	1,423,890
Private Wealth Management	904,505	883,234	787,362
Bernstein Research Services	407,911	439,432	449,919
Other	163,245	123,581	185,375
Total revenues	3,575,637	3,419,760	3,323,686
Less: Interest expense	57,205	52,399	25,165
Net revenues	$3,518,432	$3,367,361	$3,298,521

Our AllianceBernstein Global High Yield Portfolio, an open-end fund incorporated in Luxembourg (ACATEUH: LX), generated approximately 9%, 10% and 11% of our investment advisory and service fees and 9%, 10% and 12% of our net revenues during 2019, 2018 and 2017, respectively.
Geographic Information
Net revenues and long-lived assets, related to our U.S. and international operations, as of and for the years ended December 31, were as follows:

	2019	2018	2017
	(in thousands)
Net revenues:
United States	$1,975,105	$1,940,267	$1,958,844
International	1,543,327	1,427,094	1,339,677
Total	$3,518,432	$3,367,361	$3,298,521
Long-lived assets:
United States	$3,259,490	$3,262,722
International	54,349	56,069
Total	$3,313,839	$3,318,791

Major Customers
Company-sponsored mutual funds are distributed to individual investors through broker-dealers, insurance sales representatives, banks, registered investment advisers, financial planners and other financial intermediaries. HSBC (not affiliated with AB) was responsible for approximately 14%, 7% and 9% of our open-end mutual fund sales in 2019, 2018 and 2017, respectively. HSBC is not under any obligation to sell a specific amount of AB Fund shares.
EQH and the general and separate accounts of Equitable Life (including investments by the separate accounts of Equitable Life in the funding vehicle EQ Advisors Trust) accounted for approximately 3% of our total revenues for each of the years ended December 31, 2019, 2018 and 2017. AXA and its subsidiaries accounted for approximately 2% of our total revenues for each of the years ended December 31, 2019, 2018 and 2017. No single institutional client other than EQH, AXA and their respective subsidiaries accounted for more than 1% of our total revenues for the years ended December 31, 2019, 2018 and 2017.

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

	Years Ended December 31,
	2019	2018	2017
	(in thousands)
Investment advisory and services fees	$1,275,677	$1,207,086	$1,148,467
Distribution revenues	441,437	403,965	397,674
Shareholder servicing fees	75,122	74,019	73,310
Other revenues	7,303	7,262	6,942
Bernstein Research Services	2	33	13

EQH, AXA and their respective Subsidiaries
We provide investment management and certain administration services to EQH, AXA and their respective subsidiaries. In addition, EQH, AXA and their respective subsidiaries distribute company-sponsored mutual funds, for which they receive commissions and distribution payments. Also, we are covered by various insurance policies maintained by EQH, AXA and their respective subsidiaries and we pay fees for technology and other services provided by EQH, AXA and their respective subsidiaries. Additionally, see Note 12, Debt, for disclosures related to our credit facility with EQH.

Aggregate amounts included in the consolidated financial statements for transactions with EQH, AXA and their respective subsidiaries, as of and for the years ended December 31, are as follows:

	EQH			AXA
	2019	2018	2017	2019	2018	2017
	(in thousands)
Revenues:
Investment advisory and services fees	$109,316	$104,810	$98,450	$65,086	$64,347	$58,980
Bernstein Research Services	—	—	—	45	134	403
Distribution revenues	—	—	—	12,968	13,897	13,387
Other revenues	1,013	1,104	864	482	625	266
	$110,329	$105,914	$99,314	$78,581	$79,003	$73,036
Expenses:
Commissions and distribution payments to financial intermediaries	$3,956	$3,964	$3,828	$16,693	$17,603	$15,374
General and administrative	2,466	2,615	2,610	11,501	12,391	9,818
Other	2,759	1,485	1,696	—	—	—
	$9,181	$8,064	$8,134	$28,194	$29,994	$25,192
Balance Sheet:
Institutional investment advisory and services fees receivable	$8,716	$9,751		$10,842	$7,861
Prepaid expenses	238	364		—	—
Other due to EQH, AXA and their respective subsidiaries	(2,111)	(1,842)		(5,234)	(5,417)
EQH Facility	(560,000)	—		—	—
	$(553,157)	$8,273		$5,608	$2,444

Other Related Parties
The consolidated statements of financial condition include a net receivable from AB Holding as a result of cash transactions for fees and expense reimbursements. The net receivable balance included in the consolidated statements of financial condition as of December 31, 2019 and 2018 was $10.1 million and $11.4 million, respectively.
24. Acquisitions
Acquisitions are accounted for under ASC 805, Business Combinations.
On April 1, 2019, we acquired a 100% interest in Autonomous, an institutional research firm. On the acquisition date, we made a cash payment of $6.5 million and recorded a contingent consideration payable of $17.4 million based on projected fee revenues over a five-year measurement period. The excess of the purchase price over the current fair value of identifiable net assets acquired of $5.6 million resulted in the recognition of $10.2 million of goodwill and $8.1 million of intangible assets relating to customer relationships and trademarks. Also, in accordance with US GAAP, additional cash payments and contingent consideration payable to the owners of Autonomous on the acquisition date are considered compensation expense to be amortized over two-year and five-year periods, respectively, not purchase price consideration, due to service conditions at the time of acquisition. The Autonomous acquisition did not have a material impact on our financial condition or results of operations. As a result, we have not provided supplemental pro forma information.

25. Non-controlling Interests
Non-controlling interest in net income for the years ended December 31, 2019, 2018 and 2017 consisted of the following:

	2019	2018	2017
	(in thousands)

Non-redeemable non-controlling interests:
Consolidated company-sponsored investment funds	$—	$(119)	$9,353
Other	92	188	279
Total non-redeemable non-controlling interest	92	69	9,632
Redeemable non-controlling interests:
Consolidated company-sponsored investment funds	29,549	21,841	48,765
Total non-controlling interest in net income (loss)	$29,641	$21,910	$58,397

On June 20, 2014, we acquired an 81.7% ownership interest in CPH Capital Fondsmaeglerselskab A/S (“CPH”), a Danish asset management firm that manages global core equity assets for institutional investors. As a result of additional share purchases made in each year since 2015, we have a 100% ownership interest in CPH as of December 31, 2019.
Non-redeemable non-controlling interest as of December 31, 2019 and 2018 consisted of the following:

	2019	2018
	(in thousands)

Consolidated company-sponsored investment funds	$—	$—
CPH	—	949
Total non-redeemable non-controlling interest	$—	$949

Redeemable non-controlling interest as of December 31, 2019 and 2018 consisted of the following:

	2019	2018
	(in thousands)

Consolidated company-sponsored investment funds	$325,561	$145,921
CPH	—	2,888
Total redeemable non-controlling interest	$325,561	$148,809

26. Quarterly Financial Data (Unaudited)

	Quarters Ended 2019
	December 31	September 30	June 30	March 31
	(in thousands, except per unit amounts)
Net revenues	$987,304	$877,867	$857,799	$795,462
Net income attributable to AB Unitholders	$248,865	$187,811	$166,252	$149,114
Basic net income per AB Unit(1)	$0.92	$0.69	$0.61	$0.55
Diluted net income per AB Unit(1)	$0.92	$0.69	$0.61	$0.55
Cash distributions per AB Unit(2)(3)	$0.93	$0.70	$0.63	$0.56

	Quarters Ended 2018
	December 31	September 30	June 30	March 31
	(in thousands, except per unit amounts)
Net revenues	$804,660	$850,176	$844,738	$867,787
Net income attributable to AB Unitholders	$188,053	$203,674	$181,665	$184,196
Basic net income per AB Unit(1)	$0.70	$0.75	$0.66	$0.68
Diluted net income per AB Unit(1)	$0.70	$0.75	$0.66	$0.68
Cash distributions per AB Unit(2)(3)	$0.71	$0.76	$0.69	$0.80

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
Management assessed the effectiveness of AB Holding’s and AB’s internal control over financial reporting as of December 31, 2019. In making its assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013) (“COSO criteria”).
Based on its assessment, management concluded that, as of December 31, 2019, each of AB Holding and AB maintained effective internal control over financial reporting based on the COSO criteria.
PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the 2019 financial statements included in this Form 10-K, has issued an attestation report on the effectiveness of each of AB Holding’s and AB’s internal control over financial reporting as of December 31, 2019. The report pertaining to AB can be found in Item 8. The report pertaining to AB Holding can be found in Item 8 of AB Holding's Form 10-K for the year ended December 31, 2019.
Changes in Internal Control Over Financial Reporting
No changes in our internal control over financial reporting occurred during the fourth quarter of 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
We reported all information required to be disclosed on Form 8-K during the fourth quarter of 2019.

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

General Partner

The Partnerships’ activities are managed and controlled by the General Partner. The Board of the General Partner acts as the Board of each of the Partnerships. Neither AB Unitholders nor AB Holding Unitholders have any rights to manage or control the Partnerships or to elect directors of the General Partner. The General Partner is a wholly-owned subsidiary of EQH.

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

Board of Directors

Our Board currently consists of 11 directors, including seven independent directors (including our Chairman of the Board), our President and CEO, and three senior executives of EQH. While we do not have a formal, written diversity policy in place, we believe that an effective board consists of a diverse group of individuals who collectively possess a variety of complementary skills and perspectives and who will work together to provide a board with the needed leadership and experience to successfully guide our company. As set forth in its charter, the Corporate Governance Committee of the Board (“Governance Committee”) assists the Board in identifying and evaluating such candidates, determining Board composition, developing and monitoring a process to assess Board effectiveness, developing and implementing corporate governance guidelines, and reviewing programs relating to matters of corporate responsibility.

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

As of February 12, 2020, our directors are as follows:

Ramon de Oliveira
Mr. de Oliveira, age 65, was appointed a director of AB in April 2017 and, since April 1, 2019, has served as Chairman of the Board of AB. Since March 2019, he has served as Chairman of the Board of EQH, Equitable Life and Equitable America. Mr. de Oliveira served as director of EQH from April 2018 until being appointed Chairman in 2019 and, similarly, served as director of each of Equitable Life and Equitable America until being appointed Chairman. He has been a director of AXA since 2010. Additionally, he serves as Managing Partner of the consulting firm Investment Audit Practice, LLC. Previously, Mr. de Oliveira held several executive positions at J.P. Morgan & Co. over the course of a 24-year tenure, including five years as chairman and Chief Executive Officer of J.P. Morgan Investment Management. He was also a member of J.P. Morgan’s Management Committee from its inception in 1995.

Mr. de Oliveira brings to the Board the extensive buy-side and sell-side financial services experience, key leadership skills and sharp analytical skills he has developed through his executive leadership roles at JPMorgan Chase and Investment Audit Practice.

Seth P. Bernstein
Mr. Bernstein, age 58, was appointed President and Chief Executive Officer in April 2017 and began serving in this role on May 1, 2017. Prior to his appointment, he had a distinguished 32 year career at JPMorgan Chase, most recently as managing director and global head of Managed Solutions and Strategy at J.P. Morgan Asset Management. In this role, Mr. Bernstein was responsible for the management of all discretionary assets within the Private Banking client segment. Among other roles, he served as managing director and global head of Fixed Income and Currency for 10 years, concluding in 2012. Prior to that, Mr. Bernstein held the position of Chief Financial Officer at JPMorgan Chase’s Investment Management and Private Banking division. Mr. Bernstein is a member of the Management Committee of EQH and the Board of Managers of Haverford College, Pennsylvania.

Mr. Bernstein brings to the Board the diverse financial services experience he developed through his extensive service at JPMorgan Chase.
Paul L. Audet
Mr. Audet, age 66, was appointed a director of AB in November 2017. He is the Co-Founder and Managing Member of Symmetrical Ventures LLC, a venture capital firm organized in 2015 and specializing in capital investments in start-ups and development stage companies. The firm evaluates investment opportunities in enterprises that aim to transform traditional business models through disruptive technologies. Previously, Mr. Audet served as a senior managing director at BlackRock, retiring in 2014 after a 35-year career in the financial services industry. During his BlackRock tenure, he held a number of executive leadership roles, including Chief Financial Officer for nine years and head of the company’s U.S. active mutual funds, global real estate and global cash-management businesses. Mr. Audet’s affiliation with BlackRock started in 1994 when, as director of mergers and acquisitions for PNC Financial Services, he led the acquisition of BlackRock. He began his professional career in 1977 at PricewaterhouseCoopers and worked at PaineWebber and First Fidelity Bancorporation before moving on to BlackRock and PNC.

Mr. Audet brings to the Board the extensive financial services experience he has developed through his executive leadership roles at BlackRock.
Nella L. Domenici
Ms. Domenici, age 59, was appointed a director of AB in January 2020. Most recently, she served as Chief Financial Officer and member of the Operating Committee at Bridgewater Associates (“Bridgewater”), a hedge fund with more than $160 billion in AUM, from 2015 to 2018. In this role, Ms. Domenici was responsible for, among other things, financial planning and analysis, revenue management, corporate finance, strategic initiatives and technology investment. From 2012 to 2015, Ms. Domenici was a strategic advisor to Bridgewater’s Management Committee, in which role she led the evolution of the firm’s senior leadership organization structure. Prior thereto, Ms. Domenici held various senior strategic positions with Citadel Investment Group, from 2004 to 2005, Credit Suisse, from 1998 to 2004, and The Monitor Consulting Group, from 1996 to 1998. In addition, she is a proven entrepreneur, having founded a successful consulting firm that advises many family-owned, private equity, venture-backed and real estate companies.

Ms. Domenici serves on the Board of Regis High School and is the founder of Excellent Schools of New Mexico, a non-profit that supports charter schools in underserved communities. She also serves on the Board of One World Surgery, which provides access to quality surgical care globally and has been involved in major national efforts to support research and legislation related to mental illness. Additionally, Ms. Domenici serves on the Board of International Folk Art Market, which focuses on economic opportunities for folk artists worldwide, particularly women in developing countries.

Ms. Domenici brings to the Board her seasoned business acumen and her extensive global experience in strategic financial management, corporate strategy and operations.
Jeffrey J. Hurd
Mr. Hurd, age 53, was appointed a director of AB in April 2019. He has served as Senior Executive Vice President and Chief Operating Officer of EQH, and as a member of the EQH Management Committee, since May 2018. In this role, Mr. Hurd has strategic oversight for EQH's Human Resources, Information Technology and Communications departments. He also is responsible for EQH's Transformation Office, which encompasses key functional areas, including operations, data and analytics, procurement and corporate real estate. Mr. Hurd also has served as Senior Executive Director and Chief Operating Officer of Equitable Life since January 2018.

Prior to joining Equitable Life, Mr. Hurd served as Executive Vice President and Chief Operating Officer at American International Group, Inc. ("AIG"), where he amassed deep financial services industry experience during his 20-year tenure. While at AIG, Mr. Hurd served as as Chief Human Resources Officer, Chief Administrative Officer, Deputy General Counsel and Head of Asset Management Restructuring.

Mr. Hurd brings to the Board his extensive experience in financial services and strategic insights as a senior executive at EQH and, formerly, at AIG.

Daniel G. Kaye
Mr. Kaye, age 65, was appointed a director of AB in April 2017. He has been a director of EQH since May 2018 and a director of Equitable Life and Equitable America since September 2015. Also, since May 2019, Mr. Kaye has been is a director of CME Group, Inc., where he serves as a member of the Audit Committee. From January 2013 to May 2014, Mr. Kaye served as interim Chief Financial Officer and Treasurer of HealthEast Care System. He held this post after retiring in 2012 from a 35-year career at Ernst & Young LLP, including 25 years as an audit partner. During his tenure at EY, Mr. Kaye served as the New England Area Managing Partner and the Midwest Area Managing Partner of Assurance. Mr. Kaye is a Certified Public Accountant and a National Association of Corporate Directors Board Leadership Fellow.

Mr. Kaye brings to the Board the extensive financial expertise he developed through his career at EY and his directorships at EQH and certain of its subsidiaries.
Nick Lane
Mr. Lane, age 46, was appointed a director of AB in April 2019. He has served as Senior Executive Vice President and Head of Retirement, Wealth Management & Protection Solutions of EQH, and as a member of the EQH Management Committee, since May 2018. Also, since February 2019, Mr. Lane has served as President of Equitable Life, leading that company's Retirement, Wealth Management & Protection Solutions businesses and also leading its Marketing and Digital functions.
Mr. Lane held various leadership roles with AXA and Equitable Life since joining Equitable Life in 2005 as Senior Vice President of the Strategic Initiatives Group. He has served as President and CEO of AXA Japan, Senior Executive Director at Equitable Life with responsibilities across commercial divisions, and Head of AXA Global Strategy overseeing AXA's five-year strategic plan across 60 countries. Prior to joining Equitable Life, Mr. Lane was a consultant for McKinsey & Company and a Captain in the United States Marine Corps.
Mr. Lane brings to the Board the outstanding experience and leadership qualities he has developed in various senior roles at AXA, EQH and various subsidiaries, and as an officer in the United States Marine Corps.
Kristi A. Matus
Ms. Matus, age 52, was appointed a director of AB in July 2019. She has been a director and member of various board committees at EQH and Equitable America since March 2019 and at Equitable Life since September 2015. Ms. Matus has served as director and Chair of the Compensation Committee at Tru Optik Data Corp., a digital media intelligence company, since September 2016. She also has served as an executive advisor to Thomas H. Lee Partners L.P., a private equity firm, since October 2017 and, since October 2019, as director and Chair of the Audit Committee at Cerence, Inc., a provider of immersive experiences that seek to increase happiness and knowledge for people traveling in motor vehicles. Further, Ms. Matus has served as director and Chair of the Audit Committee at Nextech Systems, a provider of healthcare technology solutions, since June 2019.

Ms. Matus served as Executive Vice President and Chief Financial & Administrative Officer at Athenahealth, Inc. ("Athena") from July 2014 to May 2016. Before joining Athena, Ms. Matus served as Executive Vice President of Governance services at Aetna, Inc. from February 2012 to July 2013. Previously, she held several leadership roles at United Services Automobile Association and USAA.

Ms. Matus brings to the Board her extensive experience in finance, risk management, compliance and audit functions, investor relations, human capital, real estate and IT, gained through her leadership roles at healthcare and insurance companies.

Das Narayandas
Mr. Narayandas, age 59, was appointed a director of AB in November 2017. He is the Edsel Bryant Ford Professor of Business Administration at Harvard Business School ("HBS"), where he has been a faculty member since 1994. Mr. Narayandas also currently serves as the Senior Associate Dean and Chairman of Harvard Business School Publishing, and as the Senior Associate Dean of HBS External Relations. He previously served as the senior associate dean of HBS Executive Education, and as chair of the HBS Executive Education Advanced Management Program and the Program for Leadership Development, as well as course head of the required first-year marketing course in the MBA program. Mr. Narayandas has received the award for teaching excellence from the graduating HBS MBA class on several occasions. Other awards he has received include the Robert F. Greenhill Award for Outstanding Service to the HBS Community, the Charles M. Williams Award for Excellence in Teaching and the Apgar Award for Innovation in Teaching. His scholarship has focused on market-facing issues in traditional business-to-business marketing and professional service firms, including client management strategies, delivering service excellence, product-line management and channel design.

Mr. Narayandas brings to the Board his wealth of experience at the highest level of academia in the U.S.
Mark Pearson
Mr. Pearson, age 61, was appointed a director of AB in February 2011. He has served as director and as President and CEO of EQH since May 2018. Mr. Pearson also serves as a member of EQH's Management Committee. In January 2011, he became director of Equitable Life and currently serves as President and Chief Executive Officer. Additionally, he has been a director of Equitable America since January 2011.

Mr. Pearson joined AXA in 1995 when AXA acquired National Mutual Funds Management Limited (presently AXA Asia Pacific Holdings Limited) and was appointed Regional Chief Executive of AXA Asia Life in 2001. From 2008 to 2011, Mr. Pearson was President and Chief Executive Officer of AXA Japan Holding Co., Ltd. (“AXA Japan”). Prior to joining AXA, Mr. Pearson spent approximately 20 years in the insurance sector, holding several senior management positions at Hill Samuel, Schroders, National Mutual Holdings and Friends Provident. Mr. Pearson is a Fellow of the Chartered Public Association of Certified Public Accountants and is a director of the American Council of Life Insurers.

Mr. Pearson brings to the Board the diverse financial services experience he has developed through his service as an executive, including as Chief Executive Officer, with EQH, AXA Japan and other AXA affiliates.

Charles G.T. Stonehill
Mr. Stonehill, age 61, was appointed a director of AB in April 2019. He has been a director and member of various board committees at EQH and Equitable America since March 2019, and at Equitable Life since November 2017. Mr. Stonehill is the Founding Partner of Green & Blue Advisors LLC, having started this advisory firm that provides financial advice to cleantech and other environmentally-minded companies in 2011. He also has served as director and member of the supervisory board of Deutsche Boerse AG, a capital market company, since 2019, director of Play Magnus AS, a chess app company, since 2016, non-executive director of CommonBond LLC, an originator of student loans, since 2015, governor at Harrow School, a U.K. boarding school, since 2011, and non-executive vice chairman of Julius Baer Group Ltd., a global private banking company based in Switzerland, since 2009.

Mr. Stonehill has over 30 years' experience in energy markets, investment banking and capital markets, including leadership positions at Lazard Freres & Co. LLC, Credit Suisse and Morgan Stanley & Co. He also served as Chief Financial Officer at Better Place Inc., an electric vehicle start-up, from 2009 to 2011, where he oversaw global financial strategy and capital raising.

Mr. Stonehill brings to the Board his extensive expertise and distinguished track record in the financial services industry.

Executive Officers (other than Mr. Bernstein)

Kate C. Burke, Chief Administrative Officer
Ms. Burke, age 48, was appointed Chief Administrative Officer in May 2019. Previously, she served as Head of Human Capital and Chief Talent Officer from February 2016 to May 2019. She joined our firm in 2004 as an institutional equity salesperson with Bernstein Research Services and has held various managerial roles since that time. Prior to joining AB, Ms. Burke was a consultant at A.T. Kearney, where she focused on strategy, organizational design and change management.

Laurence E. Cranch, General Counsel
Mr. Cranch, age 73, has been our General Counsel since he joined our firm in 2004. Prior to joining AB, Mr. Cranch was a Partner of Clifford Chance, an international law firm. Mr. Cranch joined Clifford Chance in 2000 when Rogers & Wells, a New York law firm of which he was Managing Partner, merged with Clifford Chance.

James A. Gingrich, COO
Mr. Gingrich, age 61, joined our firm in 1999 as a senior research analyst with Bernstein Research Services and has been our firm’s COO since December 2011. Prior to becoming Chief Operating Officer, Mr. Gingrich held senior managerial positions in Bernstein Research Services, including Chairman and Chief Executive Officer from February 2007 to November 2011 and Global Director of Research from December 2002 to January 2007.

John C. Weisenseel, CFO
Mr. Weisenseel, age 60, joined our firm in May 2012 as Senior Vice President and Chief Financial Officer.  From 2004 to April 2012, he worked at The McGraw Hill Companies (“McGraw Hill”), where he served initially as Senior Vice President and Corporate Treasurer and, from 2007 to April 2012, as Chief Financial Officer of the firm’s Standard & Poor’s subsidiary.  Prior to joining McGraw Hill, Mr. Weisenseel was Vice President and Corporate Treasurer for Barnes & Noble, Inc.  Prior to joining

Barnes & Noble, he spent ten years in various derivatives trading and financial positions at Citigroup.  A Certified Public Accountant, Mr. Weisenseel also has worked at KPMG LLP.

Changes in Directors and Executive Officers

The following changes in our directors and executive officers occurred since we filed our Form 10-K for the year ended December 31, 2018:

Directors

•	Nella Domenici joined the Board, effective January 1, 2020.

•	Kristi Matus joined the Board, effective July 1, 2019.

•	Barbara Fallon-Walsh and Shelley Leibowitz each departed the Board, effective June 30, 2019.

•	Jeff Hurd, Nick Lane and Charles Stonehill each joined the Board, effective April 1, 2019.

•	Denis Duverne, Anders Malmstrom and Robert Zoellick each departed the Board, effective April 1, 2019.

Executive Officers

•
On January 13, 2020, we filed Form 8-K indicating that Jim Gingrich will retire from AB, effective December 31, 2020, and Kate Burke will assume the role of Chief Operating Officer, effective July 1, 2020.

Board Meetings

In 2019, the Board held regular meetings in February, April, May, September and November.

During 2019, the Board established a calendar consisting of four regular meetings, which are held in February, May, September and November. In addition, the Board holds special meetings or takes action by unanimous written consent as circumstances warrant. The Board has standing Executive, Audit and Risk, Compensation and Workplace Practices, and Governance Committees, each of which is described in further detail below. Each member of the Board attended 75% or more of the aggregate of all Board and committee meetings that he or she was entitled to attend in 2019.

Committees of the Board

The Executive Committee of the Board (“Executive Committee”) consists of Messrs. de Oliveira (Chair), Bernstein and Pearson.

The Executive Committee exercises all of the powers and authority of the Board (with limited exceptions) when the Board is not in session, or when it is impractical to assemble the full Board. Typically, the Executive Committee determines quarterly unitholder distributions, as applicable. The Executive Committee held four meetings in 2019.

The Audit and Risk Committee of the Board (“Audit Committee”) consists of Mr. Stonehill (Chair), Mr. Audet and Ms. Domenici. The primary purposes of the Audit Committee are to:

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

Consistent with these functions, the Audit Committee encourages continuous improvement of, and fosters adherence to, the Partnerships’ policies, procedures and practices at all levels. With respect to these matters, the Audit Committee provides an open avenue of communication among the independent registered public accounting firm, senior management, the Internal Audit Department, the Chief Compliance Officer, the Chief Risk Officer and the Board. The Audit Committee held six regular meetings in 2019.

The Compensation and Workplace Practices Committee ("Compensation Committee") consists of Ms. Matus (Chair) and Messrs. Audet, de Oliveira, Kaye and Pearson. The Compensation Committee held five regular meetings in 2019.  For additional information about the Compensation Committee, see “Compensation Discussion and Analysis—Compensation Committee; Process for Determining Executive Compensation” in Item 11.

Also, the Compensation Committee has established the Section 16 Subcommittee to ensure we can utilize the short-swing trading exemption set forth in Section 16b-3 under the Exchange Act. Under this exemption, equity grants to our firm's executive officers are exempt from short-swing trading rules if each such grant is approved by the full Board or a committee of the Board consisting entirely of “non-employee” directors (generally, directors who are not officers of the company or an affiliate). The Section 16 Subcommittee consists of Ms. Matus (Chair) and Messrs. Audet, de Oliveira and Kaye.

The Governance Committee consists of Ms. Matus (Chair) and Messrs. Bernstein, Narayandas and Pearson. The Governance Committee:

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

The Governance Committee held two meetings in 2019.

The functions of each of the Board committees discussed above are more fully described in each committee’s charter. The charters are available on our Internet Site.

Audit Committee Financial Experts; Financial Literacy

Audit Committee Financial Expertise

In January 2019, the Governance Committee, after reviewing materials prepared by management, recommended that the Board determine that each of Messrs. Audet and Kaye is an “audit committee financial expert” within the meaning of Item 407(d) of Regulation S-K.  The Board so determined at its regular meeting held in February 2019.

In March 2019, the Governance Committee, after reviewing materials prepared by management, recommended that the Board determine that Mr. Stonehill is an “audit committee financial expert” within the meaning of Item 407(d) of Regulation S-K.  The Board so determined at its regular meeting held in April 2019.

In November 2019, the Governance Committee, after reviewing materials prepared by management, recommended that the Board determine that Ms. Domenici is an “audit committee financial expert” within the meaning of Item 407(d) of Regulation S-K.  The Board so determined at its regular meeting held in November 2019.

Financial Literacy

In January 2019, the Governance Committee, after reviewing materials prepared by management, recommended that the Board determine that Mr. Audet and Mr. Kaye each is financially literate and possesses accounting or related financial management expertise, as contemplated by Section 303A.07(a) of the NYSE Listed Company Manual (“Financially Literate”).  The Board so determined at its regular meeting held in February 2019.

In April 2019, the Governance Committee, after reviewing materials prepared by management, recommended that the Board determine that Mr. Stonehill is Financially Literate.  The Board so determined at its regular meeting held in April 2019.

In June 2019, the Governance Committee, after reviewing materials prepared by management, recommended that the Board determine that Ms. Matus is Financially Literate.  The Board so determined by unanimous written consent dated as of July 1, 2019.

In November 2019, the Governance Committee, after reviewing materials prepared by management, recommended that the Board determine that Ms. Domenici is Financially Literate.  The Board so determined at its regular meeting held in November 2019.

Independence of Certain Directors

In January 2019, the Governance Committee, after reviewing material prepared by management, recommended that the Board determine that each of Messrs. Audet, de Oliveira, Kaye and Narayandas is independent. The Board determined, at its February 2019 regular meeting, that each of these directors is independent within the meaning of the relevant rules.

In April 2019, the Governance Committee, after reviewing material prepared by management, recommended that the Board determine that Mr. Stonehill is independent. The Board determined, at its April 2019 regular meeting, that Mr. Stonehill is independent within the meaning of the relevant rules.

In June 2019, the Governance Committee, after reviewing material prepared by management, recommended that the Board determine that Ms. Matus is independent. The Board determined, by unanimous written consent dated as of July 1, 2019, that Ms. Matus is independent within the meaning of the relevant rules.

In November 2019, the Governance Committee, after reviewing material prepared by management, recommended that the Board determine that Ms. Domenici is independent. The Board determined, at its November 2019 regular meeting, that Ms. Domenici is independent within the meaning of the relevant rules.

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

Contacting our Board

Interested parties wishing to communicate directly with our Chairman or the other members of our Board may send an e-mail, with “confidential” in the subject line, to our Corporate Secretary or address mail to Mr. de Oliveira in care of our Corporate Secretary. Our Corporate Secretary will promptly forward such e-mail or mail to Mr. de Oliveira. We have posted this information in the “Management - Committees of the Board - Management & Governance” section of our Internet Site.

Risk Oversight

The Board, together with the Audit Committee, has oversight for our company’s risk management framework, which includes investment risk, credit and counterparty risk, and operational risk (includes legal/regulatory risk, cyber security risk and climate risk), and is responsible for helping to ensure that these risks are managed in a sound manner. The Board has delegated to the Audit Committee, which consists entirely of independent directors, the responsibility to consider our company’s policies and practices with respect to investment, credit and counterparty, and operational risk assessment and risk management, including discussing with management the major financial, operational and reputational risk exposures and the steps taken to monitor and control such exposures. Members of the company's risk management team (including our Chief Information Security Officer), who are responsible for identifying, managing and controlling the array of risks inherent in our company’s business and operations, make quarterly reports to the Audit Committee, which address investment, credit and counterparty, and operational risk identification, assessment and monitoring. The Chief Risk Officer, whose expertise encompasses both quantitative research and associated investment risks, makes quarterly presentations to the Audit Committee. He reports directly to our CEO and, since 2013, has had a reporting line to the Audit Committee.

The Board has determined that its leadership and risk oversight are appropriate for our company. Mr. Bernstein’s in-depth knowledge of financial services and extensive executive experience in the investment management industry make him suited to serve as our President and CEO, while Mr. de Oliveira’s in-depth knowledge of investment management, investment banking and insurance have proved invaluable at enhancing the overall functioning of the Board. The Board believes that the combination of a separate Chairman and CEO, the Audit Committee, a specialized risk management team and significant involvement from our largest Unitholder (EQH) provide the appropriate leadership to help ensure effective risk oversight.

Code of Ethics and Related Policies

Our directors, officers and employees are subject to our Code of Business Conduct and Ethics. The code is intended to comply with Section 303A.10 of the NYSE Listed Company Manual, Rule 204A-1 under the Investment Advisers Act and Rule 17j-1 under the Investment Company Act, as well as with recommendations issued by the Investment Company Institute regarding, among other things, practices and standards with respect to securities transactions of investment professionals. The Code of Business Conduct and Ethics establishes certain guiding principles for all of our employees, including sensitivity to our fiduciary obligations and ensuring that we meet those obligations. In addition, the Code, together with our firm's insider trading policy, restricts employees from trading when in possession of material non-public information of any kind, which can include the existence of a significant cybersecurity incident at our firm. Our Code of Business Conduct and Ethics may be found in the “Corporate Responsibility - Corporate Governance” section of our Internet Site.

We have adopted a Code of Ethics for the CEO and Senior Financial Officers, which is intended to comply with Section 406 of the Sarbanes-Oxley Act of 2002 (“Item 406 Code”). The Item 406 Code, which may be found in the “Corporate Responsibility - Corporate Governance” section of our Internet Site, was adopted in October 2004 by the Executive Committee. We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding certain amendments to, or waivers from, provisions of the Item 406 Code that apply to the CEO, the CFO and the Chief Accounting Officer by posting such information on our Internet Site. To date, there have been no such amendments or waivers.

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

Our Corporate Governance Guidelines (“Guidelines”) promote the effective functioning of the Board and its committees, promote the interests of the Partnerships’ respective Unitholders (with appropriate regard to the Board’s duties to the sole stockholder of the General Partner), and set forth a common set of expectations as to how the Board, its various committees, individual directors and management should perform their functions. The Guidelines may be found in the “Corporate Responsibility - Corporate Governance” section of our Internet Site.

The Governance Committee is responsible for considering any request for a waiver under the Code of Business Conduct and Ethics, the Item 406 Code and the EQH Policy Statement on Ethics from any director or executive officer of the General Partner. No such waiver has been granted to date and, if a waiver is granted in the future, such waiver would be described in the “Corporate Responsibility - Corporate Governance” section of our Internet Site.

Our Internet Site, under the heading “Management - Committees of the Board - Contact our Directors,” provides an e-mail address for any interested party, including Unitholders, to communicate with the Board. Our Corporate Secretary reviews e-mails sent to that address and has some discretion in determining how or whether to respond, and in determining to whom such e-mails should be forwarded. In our experience, substantially all of the e-mails received are ordinary client requests for administrative assistance that are best addressed by management, or solicitations of various kinds.

Certifications by our CEO and CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 have been furnished as exhibits to this Form 10-K.

AB Holding Unitholders and AB Unitholders may request a copy of any committee charter, the Guidelines, the Code of Business Conduct and Ethics, and the Item 406 Code by contacting our Corporate Secretary. The charters and memberships of the Executive, Audit, Governance and Compensation Committees may be found in the “Management - Committees of the Board” section of our Internet Site.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires directors of the General Partner and executive officers of the Partnerships, and persons who own more than 10% of the AB Holding Units or AB Units, to file with the SEC initial reports of ownership and reports of changes in ownership of AB Holding Units or AB Units. To the best of our knowledge, during 2019, we complied with all Section 16(a) filing requirements. Our Section 16 filings can be found under “Investor & Media Relations - Reports & SEC Filings” on our Internet Site.

Item 11.     Executive Compensation

Compensation Discussion and Analysis (“CD&A”)
In this CD&A, we provide an overview and analysis of our executive compensation philosophy, address the principal elements used to compensate our executive officers and explain how our executive compensation program aligns with AB’s strategic objectives. Additionally, we discuss 2019 incentive compensation recommendations and decisions made by our Compensation Committee for our named executive officers (“NEOs”). This CD&A should be read together with the compensation tables that follow this section. Our NEOs for 2019 are:

Seth P. Bernstein President and Chief Executive Officer ("CEO")	John C. Weisenseel Chief Financial Officer ("CFO")

James A. Gingrich(1) Chief Operating Officer ("COO")	Kate C. Burke (1) Chief Administrative Officer

Laurence E. Cranch General Counsel
____________________________

(1)	As announced in a Form 8-K we filed on January 13, 2020, Mr. Gingrich will retire from AB, effective December 31, 2020, and Ms. Burke will assume the role of COO, effective as of July 1, 2020.
Compensation Philosophy and Goals

The intellectual capital of our employees is collectively the most important asset of our firm. We invest in people – we hire qualified people, train them, encourage them to give their best thinking to the firm and our clients, and compensate them in a manner designed to motivate, reward and retain them while aligning their interests with the interests of our Unitholders and clients.
Furthermore, our compensation practices are structured to help the firm realize its long-term growth strategy (“Growth Strategy”), which includes firm-wide initiatives to:

•	Deliver differentiated return streams to our clients;

•	Continue to commercialize and scale our suite of investment services; and

•	Continuously and rigorously focus on expense management.

We also are focused on ensuring that our compensation practices are competitive with industry peers and provide sufficient potential for wealth creation for our NEOs and our employees generally, which we believe will enable us to meet the following key compensation goals:

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

Progress in Advancing our Growth Strategy in 2019

In 2019, the firm’s results demonstrated meaningful progress in executing on our Growth Strategy. Below are key metrics related to the three pillars of the Growth Strategy:
Deliver differentiated return streams to clients:
The firm’s investment teams continue to focus on consistently delivering differentiated return streams to our clients. We believe that, over time, the ability to produce idiosyncratic returns that cannot be easily replicated will be central to sustaining our competitive advantage. In 2019, performance in our Fixed Income suite of products exhibited continued strength, with 86% of assets in outperforming services for the one-year period, 81% for the three-year period and 92% for the five-year period ended December 31, 2019. Our U.S. retail fixed income mutual funds with AUM greater than $1 billion that placed in the top quartile of performance for the three-year period ended December 31, 2019 are: AB Income, AB Intermediate Diversified Muni, AB Municipal Income National, AB High Income Municipal, AB Intermediate California Municipal and AB Municipal Bond Inflation Strategies. Our Non-U.S. fixed income funds with AUM greater than $1 billion that placed in the top quartile over the same three-year period are: AB American Income, AB European Income and AB Mortgage Income (this performance data reflects percentage of active fixed income and equity assets in institutional services that outperformed their benchmark, gross of fees, and percentage of active fixed income and equity assets in retail advisor and I share class funds ranked in the top half of their Morningstar category; if no advisor class exists, we used A share class).

In active equity, 43% of assets were in outperforming services for the one-year period, 62% for the three-year period and 84% for the five-year period ended December 31, 2019. Our U.S. retail equity mutual funds with AUM greater than $1 billion that placed in the top quartile of performance for the three-year period ended December 31, 2019 are: AB Large Cap Growth, AB Discovery Growth, AB Growth, AB Small Cap Growth, AB Relative Value, AB Sustainable Global Thematic and AB Global Core Equity. Our Non-U.S. equity funds with AUM greater than $1 billion that placed in the top quartile over the same period are: AB Global Core Equity, AB American Growth and AB SICAV I Low Volatility Equity (information sourced from Morningstar).

Additionally, at year-end 2019, 69% of U.S. Fund assets and 66% of Non-U.S. Fund assets were rated either 4 or 5-stars by Morningstar.

Continue to commercialize and scale our suite of services:
Growing both the diversity of our offerings to meet the needs of an evolving, complex global client base, and scaling these services remains a key focus of our firm. In 2019, we generated an active organic growth rate of 6.5%, supported by success in fixed income and equities. In our Retail channel, we had record gross sales of $75 billion in 2019, up 39% year-over-year, with net flows positive across all regions. Also, we experienced record Retail net inflows of $24 billion in 2019, resulting in a 13% organic growth rate, driven by our Global Fixed Income service. Furthermore, our Equity products have generated 11 straight quarters of positive net flows. In our Institutional channel, the firm generated $2.9 billion of active equity net inflows, or a 9% organic growth rate, and our pipeline of $15.1 billion in AUM grew by 56% year-over-year, with a record annualized fee base greater than $40 million. In Private Wealth, while our gross sales in 2019 of $11.3 billion decreased year-over-year, we continued to make progress on improving our mix of ultra-high-net-worth accounts, with a 5% annual increase in new relationships with AUM of at least $20 million. Also, for a fifth consecutive year we experienced organic growth in client relationships with asset allocations that include Alternative offerings.

Additionally, we continued to successfully develop and raise capital for new Alternatives offerings, which we are offering across our buy-side distribution channels. Launches in 2019 included a fund of funds joint venture with Abbott Capital Management, LLC, our third U.S. real estate fund and three real estate co-investment funds.

Continuous and rigorous focus on expense management:
Expense management remains a key focus for us. In 2019 we made substantial progress on a key pillar of this strategy, which we initially announced in 2018: the relocation of our corporate headquarters from New York, NY to Nashville, TN. We expect that the Nashville office will house approximately 1,250 employees over time.

We remain focused on other key financial metrics as well. In 2019, total adjusted compensation and benefits increased 0.6% compared to 2018, as higher base compensation and fringes were partially offset by lower incentive compensation and commissions. Our adjusted operating margin was 27.5% in 2019 compared to 29.1% in 2018. The decline reflects the impact of non-recurring performance-based fee revenues in 2018, lower Bernstein Research Services revenues and the timing of expenses associated with our Nashville Relocation, which we describe in greater detail above in Item 7.

Overview of 2019 Incentive Compensation Program

In respect of 2019 performance, each of our NEOs (other than Mr. Gingrich) received a portion of his or her year-end incentive compensation in the form of an annual cash bonus and a portion in the form of long-term incentive compensation awards. The split between the annual cash bonus and long-term incentive compensation varied depending on the NEO's total compensation, with lower-paid executives receiving a greater percentage of their incentive compensation as cash bonuses than more highly-paid executives. (For additional information about these compensatory elements, see “Compensation Elements for NEOs” below.) For Mr. Bernstein, his 2019 incentive compensation components were based generally on the terms set forth in the CEO Employment Agreement (as defined below) and review of his performance during 2019 by the Compensation Committee.
Although estimates are developed for budgeting and strategic planning purposes, our NEOs' incentive compensation is not correlated with meeting any specific targets. Instead, the aggregate amount of incentive compensation paid to our NEOs, other than Mr. Gingrich for 2019, generally is determined on a discretionary basis and primarily is a function of our firm’s current year financial performance and progress in advancing our Growth Strategy. Additionally, incentive compensation reflects an executive's achievements throughout the year, as described below. Amounts are awarded to help us achieve our goal of attracting, motivating and retaining top talent while also helping to ensure that our NEOs' goals are appropriately aligned with the goal of increasing our Unitholders’ return on their investment.
Mr. Bernstein and Ms. Burke, with the approval of the Compensation Committee, confirmed that the appropriate metric to consider in determining the amount of incentive compensation paid to all employees, including our NEOs, in respect of 2019 performance is the ratio of adjusted employee compensation and benefits expense to adjusted net revenues, which terms are described immediately below:

•
Adjusted employee compensation and benefits expense is our total employee compensation and benefits expense minus other employment costs such as recruitment, training, temporary help and meals, and excludes the impact of mark-to-market vesting expense, as well as dividends and interest expense, associated with employee long-term incentive compensation-related investments.

•
Adjusted net revenues (see our discussion of “Management Operating Metrics” in Item 7 for a reconciliation between our results pursuant to US GAAP and our adjusted results) exclude investment gains and losses and dividends and interest on employee long-term incentive compensation-related investments. In addition, adjusted net revenues offset distribution-related payments to third parties as well as amortization of deferred sales commissions against distribution revenues. We also exclude additional pass-through expenses we incur (primarily through our transfer agent) that are reimbursed and recorded as fees in revenues. Additionally, we adjust for the revenue impact of consolidating company-sponsored investment funds by eliminating the consolidated company-sponsored investment funds' revenues and including AB's fees from such funds, and AB's investment gains and losses on its investment in such funds, that were eliminated in consolidation.

In addition, Mr. Bernstein and Ms. Burke, with the approval of the Compensation Committee, determined that the firm’s adjusted employee compensation and benefits expense generally should not exceed 50.0% of our adjusted net revenues, except in unexpected or unusual circumstances. As the table below indicates, in 2019, adjusted employee compensation and benefits expense amounted to approximately 47.9% of our adjusted net revenues (in thousands):

Net Revenues	$3,518,432
Adjustments (see above)	(601,817)
Adjusted Net Revenues	$2,916,615

Employee Compensation & Benefits Expense	$1,442,783
Adjustments (see above)	(44,835)
Adjusted Employee Compensation & Benefits Expense	$1,397,948
Adjusted Compensation Ratio	47.9%

Our 2019 adjusted compensation ratio of approximately 47.9% reflects the need to keep compensation levels competitive with industry peers in order to attract, motivate and retain highly-qualified talent.

Compensation Committee; Process for Determining Executive Compensation

The Compensation Committee consists of Ms. Matus (Chair) and Messrs. Audet, de Oliveira, Kaye and Pearson. The Compensation Committee held five regular meetings in 2019.

As discussed in “NYSE Governance Matters” in Item 10, AB Holding, as a limited partnership, is exempt from NYSE rules that require public companies to have a compensation committee consisting solely of independent directors. EQH owns, directly and through various subsidiaries, an approximate 64.8% economic interest in AB (as of December 31, 2019), and compensation expense is a significant component of our financial results. For these reasons, Mr. Pearson, director and President and CEO of EQH, is a member of the Compensation Committee, and any action taken by the Compensation Committee requires his affirmative vote or consent. Given this structure, the Compensation Committee has established a sub-committee consisting entirely of non-management directors (i.e., Ms. Matus and Messrs. Audet, de Oliveira and Kaye). This “Section 16 Sub-Committee” approves awards of restricted AB Holding Units to NEOs.

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

•	reviewing and approving the compensation of our CEO, evaluating his performance, and determining and approving his compensation level based on this evaluation; and
•	reviewing and discussing the CD&A and recommending to the Board its inclusion in each of AB’s and AB Holding’s Form 10-K and, when applicable, proxy statements.

The Compensation Committee has developed a comprehensive process for:

•	reviewing our executive compensation program to ensure it is aligned with our firm’s philosophy and strategic objectives;

•	evaluating performance by our NEOs against goals and objectives established at the beginning of the year; and

•	setting compensation for the NEOs and other senior executives.

The Compensation Committee’s year-end process generally focuses on the cash bonuses and long-term incentive compensation awards granted to NEOs and other senior executives. Mr. Bernstein, working with Ms. Burke and other senior executives, provides recommendations for individual executive awards to the Compensation Committee for its consideration. As part of this process, Ms. Burke provides the Committee with compensation benchmarking data from one or more compensation consultants. For 2019, we paid $13,910 to McLagan Partners (“McLagan”) for executive compensation benchmarking data and an additional $315,142 for survey and consulting services relating to the amount and form of compensation paid to employees other than executives.

The Compensation Committee provided its final approval of year-end compensation recommendations during its regularly-scheduled meeting held on December 10, 2019. Additionally, management periodically reviewed with the Compensation Committee the firm’s expected adjusted financial and operating results, the firm’s actual results and management’s year-end compensation expectations, as they evolved throughout the year. Management accomplished these reviews during regular meetings of the Compensation Committee held in January, February, September and November 2019.

The Compensation Committee did not retain its own consultants in 2019.

Additional information regarding the Compensation Committee’s functions can be found in the Committee's charter, which is available on-line in the “Corporate Responsibility - Corporate Governance” section of our Internet Site.

Benchmarking Data

In 2019, we engaged McLagan to provide compensation benchmarking data for our NEOs (“2019 Benchmarking Data”). The 2019 Benchmarking Data summarized 2018 compensation levels and 2019 salaries at selected asset management companies comparable to ours in terms of size and business mix (“Comparable Companies”), to assist us in determining the appropriate level of compensation for our NEOs.
The 2019 Benchmarking Data provided ranges of compensation levels at the Comparable Companies for executive positions like those held by each of our NEOs, including base salary and total compensation.
The Comparable Companies, which management selected with input from McLagan, included:

Eaton Vance Corp.	Franklin Templeton Investments	Goldman Sachs Asset Management
Invesco Ltd.	JP Morgan Asset Management	Legg Mason, Inc.
MFS Investment Management	Morgan Stanley Investment Management	Neuberger Berman LLC
Nuveen Investments / TIAA	Oppenheimer Funds	PIMCO LLC
Prudential Investments	T. Rowe Price, Inc.	The Vanguard Group, Inc.
The 2019 Benchmarking Data indicated that the total compensation paid to each of our NEOs in 2019 fell within the ranges of total compensation paid to executives at the Comparable Companies.
The Compensation Committee considered this information in concluding that the compensation levels paid in 2019 to our NEOs (other than Mr. Gingrich) were appropriate and reasonable.
Other Factors Considered When Determining NEO Compensation

For 2019, Mr. Bernstein and Ms. Burke, and the Compensation Committee, based decisions about the incentive compensation of our NEOs primarily on an assessment of each executive’s leadership, operational performance and potential to enhance investment returns and service for clients, all of which contribute to long-term Unitholder value. Quantitative formulas are not utilized when determining the incentive compensation of our NEOs. Instead, Mr. Bernstein and Ms. Burke, and the Compensation Committee, rely on judgment about each executive’s performance in light of business and operational goals established at the beginning of the year and reviewed in the context of the current-year financial performance of the firm and the firm's progress in advancing its Growth Strategy. Mr. Bernstein and Ms. Burke begin the award determination process, working with other members of senior management, by determining the total incentive compensation amounts available for a particular year (as more fully explained above in “Overview of 2019 Incentive Compensation Program”).
Mr. Bernstein and Ms. Burke, and the Compensation Committee, then consider many key factors for each of the NEOs. Specific factors will vary among business units, among individuals and during different business cycles, so we do not adopt any specific weighting or formula under which these metrics are applied. Key factors are:

•	the firm’s financial performance in the current year and the executive's contribution to such financial performance;
•	the firm's progress in advancing its Growth Strategy;
•	the NEO's performance compared to individual business and operational goals established at the beginning of the year;
•	total compensation awarded to the NEO in the prior year;
•	the increase or decrease in the current year’s total incentive compensation amounts available;
•	the nature, scope and level of responsibilities of the NEO;
•	the NEO’s execution of our firm’s culture of Relentless Ingenuity; and
•	the NEO’s management effectiveness, talent development, focus on diversity and inclusion initiatives, and adherence to risk management and regulatory compliance.
Mr. Bernstein and Ms. Burke then provided specific incentive compensation recommendations to the Compensation Committee, which recommendations were supported by the factors listed above and each NEO's individual achievements, as listed below.

They also provided the Compensation Committee with the 2019 Benchmarking Data, which was not used in a formulaic or mechanical way to determine NEO compensation levels, but rather, as noted above, provided the Compensation Committee with a reference point for the compensation levels paid to executives at the Comparable Companies. The Compensation Committee then made the final incentive compensation decisions for each NEO (other than Mr. Gingrich, whose cash payment of $1,100,000 in December 2019 was stipulated in his retirement agreement, as discussed below in “Mr. Gingrich’s Compensation”).
We have described below each NEO’s individual achievements in 2019 given each officer’s role and the firm's business and operational goals:
Seth P. Bernstein
Role

•	Leadership, responsibility and performance as President and CEO.

Individual Achievements

•
Led the firm’s efforts in achieving an approximate 5% year-over-year increase in net base fee adjusted revenues, firm-wide client net inflows of $25.2 billion, resulting in an active organic growth rate of 6.5%, and an adjusted operating margin of 27.5% (including Nashville Relocation costs).

•
Led the firm’s efforts in achieving competitive investment performance, with fixed income services, as a percentage of assets outperforming applicable benchmarks for the one-, three- and five-year periods ended December 31, 2019, of 86%, 81% and 92%, respectively; with regard to equities services, 43%, 62% and 84%, respectively.

•	Directed a firm-wide strategic review and ongoing execution of the firm’s Growth Strategy.

•	Improved engagement metrics in AB’s employee survey and supported the firm’s diversity and inclusion initiatives through the introduction of a career catalyst program.

•	Conducted meetings globally with current and prospective clients to enhance AB’s relationships and appreciation of evolving client priorities.

•	Established a management operating committee to drive transparency and collaboration across business units.

•	Helped lead the firm’s significant progress in its first full year of operations in Nashville.

James A. Gingrich
Role

•	Leadership, responsibility and performance as COO, including working in partnership with Ms. Burke in accordance with Mr. Gingrich’s retirement agreement.

Individual Achievements

•	Successfully led first year of operations in Nashville.

•	Contributed to the firm’s strong year of client inflows and successful acquisition of Autonomous Research LLP.

•	Contributed to the firm’s strategic initiatives by helping to establish an SBU dedicated to private alternatives.

•	Successfully transitioned many responsibilities to Ms. Burke.

Kate C. Burke

Role

•	Leadership, responsibility and performance as Chief Administrative Officer.

Individual Achievements

•
Embraced new role as Chief Administrative Officer, increased familiarity with SBUs newly under her supervision and successfully transitioned former responsibilities as Head of Human Capital and Chief Talent Officer.

•	Established strategic quarterly business reviews to manage investment, talent and cost-savings programs.

•	Aligned resources to support key strategic initiatives and advance the firm’s Growth Strategy.

•	Coordinated activities of the firm’s newly-formed management operating committee to drive transparency and collaboration across business units.

•	Supported successful completion of the initial phases of Nashville Relocation for corporate functions.

Laurence E. Cranch
Role

•	Leadership, responsibility and performance as General Counsel.

Individual Achievements

•	Successfully implemented compliance solutions in response to each new compliance requirement that became effective in 2019.

•	Received uniformly positive feedback from AB business leaders relating to the quality of service of the Legal and Compliance Department.

•	No regulatory examination resulted in a significant adverse finding or enforcement proceeding.

•
Ensured the firm remained free of significant litigation, reflecting our pragmatic and aggressive program to avoid situations that are likely to produce disputes and, where disputes do arise, resolve them on favorable terms.

•
Successfully completed the initial phases of Nashville Relocation, continued work on the selection and retention process for employees relocating, and focused on recruitment of qualified individuals to fill open staff positions in Nashville.

•	Overall, with respect to ongoing and routine legal matters, successfully maintained outside counsel expenses within the aggressive budget adopted at the start of 2019.
John C. Weisenseel
Role

•	Leadership, responsibility and performance as CFO.
Individual Achievements

•	Limited the firm’s year-over-year combined increase in promotion & servicing and general administrative expenses to approximately 2%, excluding headquarters relocation and non-recurring expenses.

•	Implemented a five-year, $900,000,000 funding facility with EQH, providing AB with an additional, resilient funding source at a marginally lower funding cost than commercial paper.

•	Successfully completed the initial phases of Nashville Relocation, achieving expense savings and improved diversity.

•
Provided accounting, tax and structuring guidance on several business development opportunities, including the acquisition of Autonomous Research and the launch of AB’s collateral loan obligation business.

•	Maintained active discussions with AB’s investor community and credit rating agencies while also participating in asset management industry investor conferences.

•	Named finalist for Nashville CFO of the Year award.

The compensation of each of these NEOs reflected the Compensation Committee’s judgment (and Mr. Bernstein’s judgment, with respect to each executive other than himself) in assessing the importance of the executive's achievements in the context of our firm’s adjusted financial results and progress in advancing our Growth Strategy.

Compensation Elements for NEOs

We utilize a variety of compensation elements to achieve the goals described above, consisting of base salary, annual short-term incentive compensation awards (cash bonuses), a long-term incentive compensation award program, a defined contribution plan and certain other benefits, each of which we discuss in detail below:

Base Salaries
Base salaries comprise a relatively small portion of our NEOs’ total compensation. We consider individual experience, responsibilities and tenure with the firm when determining the narrow range of base salaries paid to our NEOs (please refer to “Overview of Mr. Bernstein's Employment Agreement” below for information relating to Mr. Bernstein’s base salary and other compensation elements).
Annual Short-Term Incentive Compensation Awards (Cash Bonuses)
We provide our NEOs with annual short-term incentive compensation awards in the form of cash bonuses.
We believe that annual cash bonuses, which generally reflect individual performance and the firm’s current year financial performance, provide a short-term retention mechanism for our NEOs because such bonuses typically are paid during the last week of the year.
Annual cash bonuses in respect of 2019 performance for each NEO were determined and paid in December 2019 (other than for Mr. Gingrich, whose cash payment of $1,100,000 in December 2019 was established in his retirement agreement). These bonuses, and the 2019 long-term incentive compensation awards described immediately below, were based on management’s evaluation, subject to the Compensation Committee’s review and approval, of each NEO’s performance during the year, the firm's progress in advancing its Growth Strategy during the year, the performance of the NEO’s business unit or function compared to business and operational goals established at the beginning of the year (and, with respect to Ms. Burke, goals established when, during the second quarter of 2019, she assumed the role of Chief Administrative Officer), and the firm’s current-year financial performance. For more information regarding the factors considered when determining cash bonuses for NEOs, see “Other Factors Considered When Determining NEO Compensation” above.
In respect of 2019, Mr. Bernstein received a cash bonus of $3,850,000 in accordance with the terms of the employment agreement into which he entered with the General Partner, AB and AB Holding as of May 1, 2017 (“CEO Employment Agreement”) and after review of Mr. Bernstein's performance during 2019 by the Compensation Committee. Please refer to “Overview of Mr. Bernstein's Employment Agreement” below for additional information relating to Mr. Bernstein’s cash bonus and other compensation elements.
Long-Term Incentive Compensation Awards
Long-term incentive compensation awards generally are denominated in restricted AB Holding Units. We utilize this structure to align our NEOs’ long-term interests directly with the interests of our Unitholders and indirectly with the interests of our clients, as strong performance for our clients generally contributes directly to increases in AUM and improved financial performance for the firm.
We believe that annual long-term incentive compensation awards provide a long-term retention mechanism for our NEOs because such awards generally vest ratably over four years. For 2019 performance, these awards were granted in December 2019 to each of Ms. Burke and Messrs. Bernstein, Cranch and Weisenseel pursuant to the AB 2019 Incentive Compensation Award Program ("ICAP"), an unfunded, non-qualified incentive compensation plan, and the AB 2017 Long Term Incentive Plan, our equity compensation plan (“2017 Plan”). Mr. Gingrich did not receive a year-end award in December 2019. For additional information regarding Mr. Gingrich's compensation, please see "Mr. Gingrich's Compensation" below.

Prior to the date on which an award vests, the AB Holding Units underlying an award are restricted and are not permitted to be transferred. Upon vesting, the AB Holding Units underlying an award generally are delivered, unless the award recipient has, in advance, voluntarily elected to defer receipt to future periods or the award is structured with a delayed delivery date. Quarterly cash distributions on vested and unvested restricted AB Holding Units are delivered to award recipients when cash distributions are paid generally to Unitholders.
An award recipient who resigns or is terminated without cause prior to the vesting date is eligible to continue to vest in his or her long-term incentive compensation award subject to compliance with the restrictive covenants set forth in the applicable award agreement, including restrictions on competition, and restrictions on employee and client solicitation. Commencing in 2018, the award agreement also provides for continued vesting in the event of an award recipient's retirement, subject to applicable restrictive covenants. To be eligible for retirement, an award recipient must provide notice of retirement, enter into a retirement agreement and satisfy a "Rule of 70," whereby the sum of the recipient's age and years of service must equal at least 70. The award agreement provided to each recipient of restricted AB Holding Units as part of year-end incentive compensation in 2018 amended the recipient's prior awards granted under ICAP to provide for this vesting treatment in the event of retirement.
The award agreement permits AB to claw-back the unvested portion of an award if the recipient fails to adhere to our risk management policies. As such, for accounting purposes, there is no employee service requirement and awards are fully expensed when granted. As used in this Item 11, “vest” refers to the time at which the awards are no longer subject to forfeiture for breach of these restrictions or risk management policies, which we discuss further below in “Consideration of Risk Matters in Determining Compensation.”
Mr. Gingrich's Compensation
Mr. Gingrich received a cash payment of $1,100,000 in December 2019 and is entitled to a cash payment of $2,850,000 in December 2020 in accordance with the retirement agreement he signed in May 2019. This agreement contemplated that Mr. Gingrich would retire from AB no earlier than December 31, 2020 and no later than December 31, 2022. Under the agreement, until Mr. Gingrich's retirement date and for a period of 26 weeks thereafter, Mr. Gingrich is entitled to a base salary of $400,000 and group medical coverage. It has been determined that Mr. Gingrich will retire from AB as of December 31, 2020.

In April 2018, Mr. Gingrich was granted a special restricted AB Holding Unit award with a grant date fair value of $14,000,000 in recognition of Mr. Gingrich’s efforts to manage AB’s operations in a cost-effective manner, including his leadership role in relocating our firm’s headquarters to Nashville. The award agreement indicates that Mr. Gingrich's special award vests in four equal installments on December 1 of each of 2019, 2020, 2021 and 2022 based on Mr. Gingrich's continued service to AB and his moving to, and establishing his principal residence in Nashville, TN (subject to certain exceptions set forth in his award agreement), but no AB Holding Units are delivered until after December 1, 2022.

As noted above, Mr. Gingrich will retire from AB effective as of December 31, 2020. As a result, Mr. Gingrich will receive the portion of the restricted AB Holding Unit award that vested on December 1, 2019 and the portion scheduled to vest on December 1, 2020, subject to applicable withholdings, as promptly as possible after December 1, 2020. Mr. Gingrich will forfeit the portions of the special restricted AB Holding Unit award that had been scheduled to vest on each of December 1, 2021 and 2022.

In February 2017, Mr. Gingrich was granted a special restricted AB Holding Unit award with a grant date fair value of approximately $21,000,000, in lieu of cash bonus and year-end long-term incentive compensation awards for 2017, 2018 and 2019 for which Mr. Gingrich otherwise would have been eligible under our ICAP; provided, Mr. Gingrich was eligible to receive at the end of each such year an additional cash bonus, but only to the extent approved by the Compensation Committee. The Compensation Committee did not award a special cash bonus to Mr. Gingrich in 2019. The AB Holding Units subject to Mr. Gingrich’s 2017 award were delivered to Mr. Gingrich, after deducting applicable withholdings, in December 2019.

Relocation-related Performance Awards

In April 2018, Ms. Burke, Mr. Cranch and Mr. Weisenseel each was granted a special restricted AB Holding Unit award with a grant date fair value of $4,000,000. Each award vests on December 1, 2022, and the underlying AB Holding Units are delivered promptly thereafter provided each executive continues to be employed by AB and each executive moves to and establishes his or her principal residence in Nashville, TN. Vesting of each executive’s AB Holding Units also is contingent on an assessment by the Compensation Committee, with appropriate input from Mr. Bernstein, as to whether, and the extent to which:

•	our firm’s headquarters relocation initiative is executed without significant disruption or reputational damage to AB;

•	AB’s targets for cost savings and implementation costs for the relocation have been achieved; and

•	the level of workplace talent and diversity in Nashville is satisfactory.

With respect to the above-referenced criteria, the Compensation Committee, with appropriate input from Mr. Bernstein, assesses achievement of the criteria both within the executive's business unit and with respect to our firm overall. In December 2019, Mr. Bernstein, on behalf of the Compensation Committee, advised each executive that his or her performance generally was progressing well with respect to each of the above-referenced criteria. A similar process is expected to be followed in December 2020 and 2021.

Defined Contribution Plan
U.S. employees of AB, including each of our NEOs, are eligible to participate in the Profit Sharing Plan for Employees of AB (as amended and restated as of January 1, 2015, as further amended as of January 1, 2017 and as further amended as of April 1, 2018, the “Profit Sharing Plan”), a tax-qualified retirement plan. The Compensation Committee determines the amount of company contributions (both the level of annual matching by the firm of an employee’s pre-tax salary deferral contributions and the annual company profit sharing contribution, if any).

With respect to 2019, the Compensation Committee determined, during its regularly-scheduled meeting held on December 10, 2019, that employee deferral contributions would be matched on a dollar-for-dollar basis up to 5% of eligible compensation and that there would be no profit sharing contribution.

Other Benefits
Our firm pays the premiums associated with life insurance policies purchased on behalf of our NEOs.

Consideration of Risk Matters in Determining Compensation

In 2019, we considered whether our compensation practices for employees, including our NEOs, encourage unnecessary or excessive risk-taking and whether any risks arising from our compensation practices are reasonably likely to have a material adverse effect on our firm. For the reasons set forth below, we have determined that our current compensation practices do not create risks that are reasonably likely to have a material adverse effect on our firm.

As described above in “Compensation Elements for NEOs – Long-Term Incentive Compensation Awards,” long-term incentive compensation awards generally are denominated in AB Holding Units that are not distributed until subsequent years, so the ultimate value that the employee derives from the award depends on the long-term performance of the firm. Denominating the award in restricted AB Holding Units and deferring their delivery is intended to sensitize employees to risk outcomes and discourage them from taking excessive risks, whether relating to investments, operations, regulatory compliance and/or cyber security, that could lead to a decrease in the value of the AB Holding Units and/or an adverse effect on the firm's long-term prospects. Furthermore, and as noted above in “Compensation Elements for NEOs – Long-Term Incentive Compensation Awards,” generally all outstanding long-term incentive compensation awards include a provision permitting us to “claw-back” the unvested portion of an employee’s long-term incentive compensation award if the Compensation Committee determines that (i) the employee failed to adhere to existing risk management policies and (ii) as a result of the employee’s failure, there has been or reasonably could be expected to be a material adverse impact on our firm or the employee’s business unit.

Overview of Mr. Bernstein's Employment Agreement

Pursuant to the CEO Employment Agreement, Mr. Bernstein is serving as our President and CEO for an initial term that commenced on May 1, 2017 and ends on May 1, 2020, provided that the initial term will automatically extend for one additional year on May 1, 2020 and each anniversary thereafter, unless the CEO Employment Agreement is terminated in accordance with its terms (“Employment Term”).

The terms of the CEO Employment Agreement were the result of arm’s length negotiations between Mr. Bernstein and senior executives at AXA and EQH. The Board then approved the CEO Employment Agreement after having considered, among other things, the compensation package provided to Mr. Bernstein’s predecessor, the 2016 compensation and 2017 expected compensation of AB’s other executive officers and Mr. Bernstein’s compensation at his former employer.

The Compensation Committee, during its regular meeting held on December 11, 2018, amended the CEO Employment Agreement such that any annual equity award granted to Mr. Bernstein in 2018 and subsequent years during the Employment Term will be granted in all respects in accordance with AB's compensation practices and policies generally applicable to AB's executive officers as in effect from time to time ("SPB First Amendment").

Additionally, the Compensation Committee, during its regular meeting held on December 10, 2019, further amended the CEO Employment Agreement by:

•	increasing Mr. Bernstein’s severance payments if his employment is terminated involuntarily, without cause, from one year’s base salary and bonus to one and a half year’s base salary and bonus;

•	excluding from the definition of change in control AB Holding ceasing to be publicly traded;

•	removing from the circumstances that give rise to Mr. Bernstein’s ability to terminate the agreement for “good reason” his ceasing to be the CEO of a publicly traded entity; and

•
eliminating Mr. Bernstein’s entitlement to a gross-up for any excise tax on his parachute payments, which would have been pertinent only if Mr. Bernstein had been terminated involuntarily prior to December 31, 2019.

Elements of Mr. Bernstein’s Compensation

Base Salary
Mr. Bernstein’s annual base salary under the CEO Employment Agreement has been, and continues to be, $500,000. This amount is consistent with our firm’s policy to keep base salaries of executives and other highly-compensated employees low in relation to total compensation. Any future increase to Mr. Bernstein's base salary is entirely at the discretion of the Compensation Committee.

Cash Bonus
Under the CEO Employment Agreement, Mr. Bernstein was entitled to be paid a cash bonus at a target level of $3,000,000 in 2019, subject to review and increase from time to time by the Compensation Committee, in its sole discretion. As a result of a review of Mr. Bernstein's performance during 2019 by the Compensation Committee, Mr. Bernstein was paid a cash bonus of $3,850,000. In determining Mr. Bernstein's cash bonus, the Compensation Committee considered the progress AB made in advancing its Growth Strategy and Mr. Bernstein's individual achievements during 2019, as described above.

Restricted AB Holding Units
Commencing in 2018 and during the remainder of the Employment Term, Mr. Bernstein is eligible to receive annual equity awards with a grant date fair value equal to $3,500,000, subject to review and increase by the Compensation Committee, in its sole discretion, in accordance with AB’s compensation practices and policies generally applicable to the firm’s executive officers as in effect from time to time. The Compensation Committee approved an equity award to Mr. Bernstein with a grant date fair value equal to $4,000,000 during its regular meeting held on December 10, 2019. The Compensation Committee determined Mr. Bernstein's equity award based on the review process described above. As a result of the SPB First Amendment, the equity award granted to Mr. Bernstein in December 2019 is subject to the same ICAP-related terms and conditions as awards granted to other executive officers at that time, which terms and conditions are described above in "Compensation Elements for NEOs - Long-Term Incentive Compensation Awards."

Perquisites and Benefits

Under the CEO Employment Agreement, Mr. Bernstein is eligible to participate in all benefit plans available to executive officers and, for his safety and accessibility, a company car and driver for business and personal use.

Severance and Change in Control Benefits

The CEO Employment Agreement includes severance and change-in-control provisions, which are highlighted below. These provisions also are described in a compensatory table below entitled, “Potential Payments upon Termination or Change in Control.” We believe that these severance and change-in-control provisions assist in retaining our CEO and, in the event of a change in control, provide protection to Mr. Bernstein so he is not distracted by personal or financial situations at a time when AB needs him to remain focused on his responsibilities.

If Mr. Bernstein is terminated without “cause” or resigns for “good reason” (as such terms are defined in the CEO Employment Agreement), and he signs and does not revoke a waiver and release of claims, he will receive the following:

•	if Mr. Bernstein resigns for "good reason," a cash payment equal to the sum of (a) his current base salary and (b) his bonus opportunity amount;
•
if Mr. Bernstein's employment is terminated other than for "cause," or because of his death or disability, a cash payment equal to the sum of (a) his current base salary and (b) his bonus opportunity amount, multiplied by 1.5;

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

In the event of a change in control or in the event that Mr. Bernstein’s employment is terminated because the CEO Employment Agreement is not renewed (other than for cause), the equity award he was granted in May 2017 will immediately vest and AB Holding Units in respect of any such award will be delivered by AB to him (subject to any withholding obligations).

In the event any payments constitute “golden parachute payments” within the meaning of Section 280G of the Code and would be subject to an excise tax imposed by Section 4999 of the Code, such payments will be reduced to the maximum amount that does not result in the imposition of such excise tax, but only if such reduction results in Mr. Bernstein receiving a higher net-after tax amount than he would receive absent such reduction.

Mr. Bernstein is subject to a confidentiality provision, in addition to covenants with respect to non-competition during his employment and six months thereafter and non-solicitation of customers and employees for 12 months following his termination of employment.

A change in control is defined as, among other things, EQH and its majority-owned subsidiaries ceasing to control the election of a majority of the Board.

Mr. Bernstein negotiated the severance and change-in-control provisions described immediately above to have the security and flexibility to focus on the business and preserve the value of his long-term incentive compensation. The Board, AXA and EQH determined that these provisions were reasonable and appropriate because they were necessary to recruit and retain Mr. Bernstein and provided Mr. Bernstein with effective incentives for future performance.

The Board, AXA and EQH also concluded that the change-in-control and termination provisions in the CEO Employment Agreement fit within AB’s overall compensation objectives because these provisions, which align with AB’s goal of providing its executives with effective incentives for future performance, also:

•	permitted AB to recruit and retain a highly-qualified CEO;
•	aligned Mr. Bernstein’s long-term interests with those of AB’s Unitholders and clients;
•	were consistent with AXA’s, EQH's and the Board’s expectations with respect to the manner in which AB and AB Holding would be operated during Mr. Bernstein’s tenure; and
•
were consistent with the Board’s expectations that Mr. Bernstein would not be terminated without cause and that no steps would be taken that would provide him with the ability to terminate the agreement for good reason.

Compensation awarded by EQH to Mr. Bernstein

In 2019, the board of directors of EQH granted to Mr. Bernstein, in connection with his membership on the EQH Management Committee:

•	a restricted stock unit award (for EQH common stock) with a grant date fair value of $250,010;

•
a performance share award (for EQH common stock) with a grant date fair value of $500,016, approximately half of which can be earned subject to EQH’s performance against specified non-GAAP financial targets and half of which can be earned subject to EQH’s total shareholder return relative to its peer group; and

•	stock options (for EQH common stock) with a grant date fair value of $250,004.

Mr. Bernstein may receive additional equity or cash compensation from EQH in the future related to his service on the EQH Management Committee.

CEO Pay Ratio

In 2019, the compensation of Mr. Bernstein, our President and CEO, was approximately 63 times the median pay of our employees, resulting in a 63:1 CEO Pay Ratio.

We identified our median employee by examining 2019 total compensation for all individuals, excluding Mr. Bernstein, who were employed by our firm as of December 31, 2019, the last day of our payroll year. We included all of our employees in this process, whether employed on a full-time or part-time basis. We did not make any assumptions or estimates with respect to total compensation, but we did adjust compensation paid to our non-U.S. employees during our 2019 fiscal year based on the average monthly exchange rates for the 12-month period ending September 30, 2019 between the local currencies in which such employees are paid and U.S dollars. We define “total compensation” as the aggregate of base salary (plus overtime, as applicable), commissions (as applicable), cash bonus and the grant date fair value of long-term incentive compensation awards.

After identifying the median employee based on total compensation, we calculated total compensation in 2019 for such employee using the same methodology we use for our NEOs as set forth below in the Summary Compensation Table for 2019.

As illustrated in the table below, our 2019 CEO Pay Ratio is 63:1:

	Seth Bernstein	Median Employee
Base salary ($)	500,000	127,300
Cash bonus ($)	3,850,000	22,914
Stock awards ($) (1)	5,000,030	—
All other compensation ($) (2)	94,859	—

Total ($)	9,444,889	150,214

2019 CEO Pay Ratio	63:1
_____________________
(1) Includes (i) an award granted by AB of restricted AB Holding Units with a grant date fair value of $4,000,000 and (ii) awards granted by EQH with an aggregate grant date fair value of $1,000,030, as more fully described above in “Compensation awarded by EQH to Mr. Bernstein.” For additional information, please refer to the compensatory tables below in this Item 11.

(2)	For a description of Mr. Bernstein’s other compensation, please refer to the Summary Compensation Table for 2019 below.

Other Compensation-Related Matters

AB and AB Holding are, respectively, private and public limited partnerships. They are subject to taxes other than federal and state corporate income tax (see “Structure-related Risks” in Item 1A and Note 21 to AB’s consolidated financial statements in Item 8). Accordingly, Section 162(m) of the Code, which limits tax deductions relating to executive compensation otherwise available to an entity taxed as a corporation, is not applicable to either AB or AB Holding for 2019.

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

Kristi A. Matus (Chair)	Paul L. Audet
Ramon de Oliveira	Daniel G. Kaye
Mark Pearson

Summary Compensation Table for 2019

Total compensation of our NEOs for 2019, 2018 and 2017, as applicable, is as follows:

Name and Principal Position	Year	Salary($)	Bonus($)	Stock Awards(1)(2) ($)	Option Awards(2)(3) ($)	All Other Compensation ($)	Total($)
Seth P. Bernstein(4)(5)	2019	500,000	3,850,000	4,750,026	250,004	94,859	9,444,889
President and CEO	2018	500,000	3,500,000	4,740,000	—	71,623	8,811,623
	2017	334,615	3,000,000	3,500,003	—	24,631	6,859,249

James A. Gingrich(6)	2019	400,000	1,100,000	—	—	140,025	1,640,025
Chief Operating Officer	2018	400,000	1,000,000	14,000,019	—	39,912	15,439,931
	2017	400,000	1,000,000	20,986,759	—	37,801	22,424,560

Kate C. Burke(7)	2019	300,000	1,415,000	1,035,000	—	60,716	2,810,716
Chief Administrative Officer	2018	300,000	785,000	4,440,009	—	14,200	5,539,209
	2017	300,000	740,000	410,000	—	14,266	1,464,266

Laurence E. Cranch(7)	2019	400,000	940,000	660,000	—	17,708	2,017,708
General Counsel	2018	400,000	940,000	4,660,009	—	92,276	6,092,285
	2017	400,000	940,000	660,000	—	17,208	2,017,208

John C. Weisenseel(7)	2019	375,000	1,147,500	842,500	—	15,677	2,380,677
CFO	2018	375,000	1,147,500	4,842,509	—	68,433	6,433,442
	2017	375,000	1,090,000	785,000	—	15,177	2,265,177
________________________________________________________________________________________________________________________

(1)
The figures in the “Stock Awards” column provide the aggregate grant date fair value of the awards calculated in accordance with FASB ASC Topic 718. For the assumptions made in determining these values, see Note 19 to AB’s consolidated financial statements in Item 8.

(2)	See “Grants of Plan-based Awards in 2019” below for information regarding the 2019 option award granted by EQH to Mr. Bernstein.

(3)
The figure in the "Option Awards" column provides the grant date fair value of Mr. Bernstein's award (which was issued by EQH) calculated in accordance with FASB ASC Topic 718. The fair value of EQH stock options is calculated by EQH using the Black-Scholes option pricing model. The expected EQH dividend rate is based on market consensus. EQH share price volatility is estimated on the basis of implied volatility, which is checked by EQH against an analysis of historical volatility to ensure consistency. The effect of expected early exercise is accounted for through the use of an expected life assumption based on historical data.

(4)
See "Overview of Mr. Bernstein's Employment Agreement" and "Compensation Awarded by EQH to Mr. Bernstein" above for a description of Mr. Bernstein's compensatory elements. Mr. Bernstein's compensation also is disclosed by EQH.

(5)
The "Stock Awards" column for 2019 includes the grant date fair value of the restricted stock unit award (grant date fair value of $250,010) and the performance share award (grant date fair value of $500,016) Mr. Bernstein received from EQH in February 2019. The "Stock Awards" column for 2018 includes the grant date fair value of the transaction incentive award Mr. Bernstein received from EQH in May 2018, which had a grant date fair value of $740,000.

(6)	See "Long-Term Incentive Compensation Awards - Mr. Gingrich's Compensation" above for a description of Mr. Gingrich's compensatory elements.

(7)	See "Relocation-related Performance Awards" above for a description of the restricted AB Holding Unit awards granted to Ms. Burke, Mr. Cranch and Mr. Weisenseel in April 2018.

The “All Other Compensation” column includes the aggregate incremental cost to our company of certain other expenses and perquisites. For 2019, this column includes the following:

Name	Personal Use of Car and Driver ($)		Contributions to Profit Sharing Plan ($)	Life Insurance Premiums ($)	Relocation and/or Financial Planning Assistance ($)	Other ($)
Seth P. Bernstein	54,791	(1)	14,000	2,322	23,747	—
James A. Gingrich	—		14,000	2,772	123,253	—
Kate C. Burke	—		14,000	450	46,266	—
Laurence E. Cranch	—		14,000	3,708	—	—
John C. Weisenseel	—		14,000	1,677	—	—
________________________________________________________________________________________________________________________

(1)
The amount reflects the incremental cost to us attributable to commuting and other non-business use. We made available to Mr. Bernstein in 2019 a car and driver for security and business purposes. Car and driver services were contracted through a third party. The cost of providing a car is determined annually and includes, as applicable, driver compensation, annual car lease, insurance cost and various miscellaneous expenses such as fuel and car maintenance.

Grants of Plan-based Awards in 2019

Grants of awards under the 2017 Plan, our equity compensation plan, during 2019 made to our NEO are as follows (we also discuss awards issued by EQH to Mr. Bernstein):

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)	Grant Date Fair Value of Stock Awards(1) ($)
Seth P. Bernstein(2)(3)	12/10/2019	139,131	4,000,000
	2/14/2019	13,341	250,010
	2/14/2019	12,710	250,006
	2/14/2019	13,341	250,010
James A. Gingrich(2)	12/10/2019	—	—
Kate C. Burke(2)	12/10/2019	36,000	1,035,000
Laurence E. Cranch(2)	12/10/2019	22,957	660,000
John C. Weisenseel(2)	12/10/2019	29,305	842,500
________________________________________________________________________________________________________________________

(1)
This column provides the aggregate grant date fair value of the awards calculated in accordance with FASB ASC Topic 718. For the assumptions made in determining these values, see Note 19 to AB's consolidated financial statements in Item 8.

(2)
As discussed above in “Overview of 2019 Incentive Compensation Program” and “Compensation Elements for NEOs—Long-Term Incentive Compensation Awards,” long-term incentive compensation awards granted in 2019 to our NEOs were denominated in restricted AB Holding Units. These awards are shown in the “All Other Stock Awards” column of this table, the “Stock Awards” column of the Summary Compensation Table and the “AB Holding Unit Awards” columns of the Outstanding Equity Awards at 2019 Fiscal Year-End Table.

(3)
In February 2019, EQH granted to Mr. Bernstein (i) a restricted stock award with a grant date fair value of $250,010 and (ii) a performance share award with a grant date fair value of $500,016, approximately half of which can be earned subject to EQH's performance against specified non-GAAP financial targets and half of which can be earned subject to EQH's total shareholder return relative to its peer group.

In 2019, the number of restricted AB Holding Units comprising long-term incentive compensation awards granted to each NEO was determined based on the closing price of an AB Holding Unit as reported for NYSE composite transactions on December 10, 2019, the date on which the Compensation Committee approved the awards. At the time of these awards, the Compensation Committee consisted of Ms. Matus (Chair) and Messrs. Audet, de Oliveira, Kaye and Pearson; the Section 16 Subcommittee consisted of Ms. Matus (Chair) and Messrs. Audet, de Oliveira and Kaye. For further information regarding the material terms of such awards, including the vesting terms and the formulas or criteria to be applied in determining the amounts payable, please refer to "Overview of 2019 Incentive Compensation Program," "Other Factors Considered When Determining NEO Compensation," and "Compensation Elements for NEOs" above.

Outstanding Equity Awards at 2019 Fiscal Year-End

Outstanding equity awards held by our NEOs as of December 31, 2019 are as follows:

	Option Awards				AB Holding Unit and/or EQH Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested(8) ($)
Seth P. Bernstein(1)(2)(3)	—	65,446	$18.74	2/14/2029	333,885	10,103,360
	—	—	—	—	39,392	750,026
James A. Gingrich(4)	—	—	—	—	433,612	13,121,099
Kate C. Burke(5)	—	—	—	—	211,940	6,413,304
Laurence E. Cranch(6)	—	—	—	—	213,106	6,448,588
John C. Weisenseel(7)	—	—	—	—	227,760	6,892,018
________________________________________________________________________________________________________________________

(1)
Subject to accelerated vesting clauses in the CEO Employment Agreement (e.g., immediate vesting upon a “change in control” of our firm), the award granted to Mr. Bernstein in May 2017 vests ratably on each of the first four anniversaries of May 1, 2017, commencing May 1, 2018, provided, with respect to each installment, Mr. Bernstein continues to be employed by AB on the vesting date. However, Mr. Bernstein elected to delay delivery of all of the restricted AB Holding Units until May 1, 2021, the final vesting date, subject to acceleration upon a “change in control” of our firm and certain qualifying events of termination of employment. Additionally, Mr. Bernstein was awarded (i) 139,131 restricted AB Holding Units in December 2019, which are scheduled to vest in equal increments on each of December 1, 2020, 2021, 2022 and 2023 and (ii)149,868 restricted AB Holding Units in December 2018, of which 25% vested on December 1, 2019 and the remainder of which is scheduled to vest in equal increments on each of December 1, 2020, 2021 and 2022. For further information, see “Overview of Mr. Bernstein's Employment Agreement” above.

(2)	EQH awarded to Mr. Bernstein options to buy 65,446 EQH shares, which are scheduled to vest in equal increments on each of February 14, 2020, 2021 and 2022.

(3)	For further information regarding the equity awards granted to Mr. Bernstein by EQH, please see "Compensation awarded by EQH to Mr. Bernstein" above.

(4)
Mr. Gingrich was awarded (i) 531,310 restricted AB Holding Units in April 2018, of which 25% vested on December 1, 2019 and the remainder of which is scheduled to vest in equal increments on each of December 1, 2020, 2021 and 2022, and (ii) 140,517 restricted AB Holding Units in December 2016, of which 25% vested on each of December 1, 2017, 2018 and 2019, and the remainder of which is scheduled to vest on December 1, 2020. See "Long-Term Incentive Compensation Awards - Mr. Gingrich's Compensation" above.

(5)
Ms. Burke was awarded (i) 36,000 restricted AB Holding Units in December 2019, which are scheduled to vest in equal increments on each of December 1, 2020, 2021, 2022 and 2023, (ii) 16,486 restricted AB Holding Units in December 2018, of which 25% vested on December 1, 2019 and the remainder of which is scheduled to vest in equal increments on each of December 1, 2020, 2021 and 2022, (iii) 151,803 restricted AB Holding Units in April 2018, which are scheduled to cliff vest on December 1, 2022, (iv) 16,433 restricted AB Holding Units in December 2017, of which 25% vested on each of December 1, 2018 and 2019 and the remainder of which is scheduled to vest in equal increments on each of December 1, 2020 and 2021, and (v) 14,224 restricted AB Holding Units in December 2016, of which 25% vested on each of December 1, 2017, 2018 and 2019 and the remainder of which is scheduled to vest on December 1, 2020.

(6)
Mr. Cranch was awarded (i) 22,957 restricted AB Holding Units in December 2019, which are scheduled to vest in equal increments on each of December 1, 2020, 2021, 2022 and 2023, (ii) 24,728 restricted AB Holding Units in December 2018, of which 25% vested on December 1, 2019 and the remainder is scheduled to vest in equal increments on each of December 1, 2020, 2021 and 2022, (iii) 151,803 restricted AB Holding Units in April 2018, which are scheduled to cliff vest on December 1, 2022, (iv) 26,453 restricted AB Holding Units in December 2017, of which 25% vested on each of December 1, 2018 and 2019, and the remainder is scheduled to vest in equal increments on each of December 1, 2020 and 2021, and (v) 26,293 restricted AB Holding Units in December 2016, of which 25% vested on each of December 1, 2017, 2018 and 2019, and the remainder of which is scheduled to vest on December 1, 2020.

(7)
Mr. Weisenseel was awarded (i) 29,305 restricted AB Holding Units in December 2019, which are scheduled to vest in equal increments on each of December 1, 2020, 2021, 2022 and 2023, (ii) 31,566 restricted AB Holding Units in December 2018, of which 25% vested on December 1, 2019 and the remainder is scheduled to vest in equal increments on each of December 1, 2020, 2021 and 2022, (iii) 151,803 restricted AB Holding Units in April 2018, which are scheduled to cliff vest on December 1, 2022, (iv) 31,463 restricted AB Holding Units in December 2017, 25% of which vested on each of December 1, 2018 and 2019, and the remainder of which is scheduled to vest in equal increments on each of December 1, 2020 and 2021, and (v) 28,987 restricted AB Holding Units in December 2016, of which 25% vested on each of December 1, 2017, 2018 and 2019 and the remainder of which is scheduled to vest on December 1, 2020.

(8)
The market values of restricted AB Holding Units set forth in this column were calculated assuming a price per AB Holding Unit of $30.26, which was the closing price on the NYSE of an AB Holding Unit on December 31, 2019, the last trading day of AB's last completed fiscal year.

Option Exercises and AB Holding Units Vested in 2019

AB Holding Units held by our NEOs that vested during 2019 are as follows:

	AB Holding Option Awards		AB Holding Unit Awards
Name	Number of AB Holding Units Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of AB Holding Units Acquired on Vesting (#)	Value Realized on Vesting ($)
Seth P. Bernstein	—	—	37,467	2,301,779
James A. Gingrich	—	—	502,256	14,550,356
Kate C. Burke	—	—	13,806	399,960
Laurence E. Cranch	—	—	26,265	760,897
John C. Weisenseel	—	—	29,629	858,352

Non-Qualified Deferred Compensation for 2019

Vested and unvested non-qualified deferred compensation contributions, earnings and distributions of our NEOs during 2019 and their non-qualified deferred compensation plan balances as of December 31, 2019 are as follows:

Name	Executive Contributions in Last FY ($)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)
Seth P. Bernstein	—	—	—	—
James A. Gingrich(1)	—	99,291	(221,427)	726,610
Kate C. Burke	—	—	—	—
Laurence E. Cranch	—	—	—	—
John C. Weisenseel	—	—	—	—
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

Potential Payments upon Termination or Change in Control

Estimated payments and benefits to which our NEOs would have been entitled upon a change in control of AB or the specified qualifying events of termination of employment as of December 31, 2019 are as follows:

Name and Reason for Employment Termination	Cash Payments(1) ($)	Acceleration of Restricted AB Holding Unit Awards(2)($)	Other Benefits (3)($)
Seth P. Bernstein
Change in control (2017 Award)	—	2,492,002	21,263
Termination by Mr. Bernstein for good reason or by AB without cause and within 12 months of change in control (including 2017 Award)(4)	7,000,000	2,492,002	21,263
Termination by Mr. Bernstein for good reason (including 2017 Award)(4)	3,500,000	2,492,002	21,263
Termination of Mr. Bernstein's employment by AB other than for Cause or due to Death or Disability (including 2017 Award)(4)(5)(6)	5,250,000	2,492,002	21,263
Termination by reason of non-extension of initial 3-year employment term (2017 Award)(4)	—	2,492,002	21,263
Resignation (complies with applicable agreements and restrictive covenants) under ICAP (2018 and 2019 Awards)(2)	—	7,611,361	21,263
Death or disability under ICAP (2018 and 2019 Awards)(7)	—	7,611,361	21,263
James A. Gingrich
Termination by AB without cause; death or disability (2018 RSU award)(8)	—	330,359	—
Resignation or termination by AB without cause (complies with applicable agreements and restrictive covenants) under ICAP (2016 award)(2)	—	1,063,013	—
Death or disability under ICAP (2016 award)(7)	—	1,063,013	—
Kate C. Burke
Resignation, retirement or termination by AB without cause (complies with applicable agreements and restrictive covenants) under ICAP(2)	—	1,819,735	—
Death or disability under ICAP(7)	—	1,819,735	—
Termination by AB without cause; death or disability (2018 RSU award)(9)	—	1,682,302	—
Laurence E. Cranch
Resignation, retirement or termination by AB without cause (complies with applicable agreements and restrictive covenants) under ICAP(2)	—	1,855,014	—
Death or disability under ICAP(7)	—	1,855,014	—
Termination by AB without cause; death or disability (2018 RSU award)(9)	—	1,682,302	—
John C. Weisenseel
Resignation, retirement or termination by AB without cause (complies with applicable agreements and restrictive covenants) under ICAP(2)	—	2,298,464	—
Death or disability under ICAP(7)	—	2,298,464	—
Termination by AB without cause; death or disability (2018 RSU award)(9)	—	1,682,302	—
_________________________________________________________________________________________________________________

(1)
It is possible that each NEO could receive a cash severance payment on the termination of his or her employment. The amounts of any such cash severance payments would be determined at the time of such termination (other than for Mr. Bernstein), so we are unable to estimate such amounts. The amounts shown for Mr. Bernstein are described in the CEO Employment Agreement.

(2)
See Notes 2 and 19 in AB’s consolidated financial statements in Item 8 and “Compensation Elements for NEO – Long-Term Incentive Compensation Awards” above for a discussion of the terms set forth in long-term incentive compensation award agreements relating to termination of employment.

(3)	Reflects the value of group medical coverage to which Mr. Bernstein would be entitled.

(4)	See "Overview of Mr. Bernstein's Employment Agreement" above for a discussion of the terms set forth in the CEO Employment Agreement relating to termination of employment.

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

(7)
“Disability” is defined in the ICAP award agreements of each NEO as the inability to engage in any substantial gainful activity by reason of any medically determinable physical or mental impairment that can be expected to last for a continuous period of not less than 12 months, as determined by the carrier of the long-term disability insurance program maintained by AB or its affiliate that covers the NEO.

(8)	For additional information relating to the restricted AB Holding Unit awards issued to Mr. Gingrich, please refer to "Long-Term Incentive Compensation Awards - Mr. Gingrich's Compensation" above.

(9)
For additional information relating to the restricted AB Holding Unit award issued to each of Ms. Burke, Mr. Cranch and Mr. Weisenseel in April 2018, please refer to "Relocation-related Performance Awards" above.

Additionally, estimated payments and benefits to which Mr. Bernstein would have been entitled upon a change in control of EQH or the specified qualifying events of termination of employment as of December 31, 2019 are as follows (these amounts would be payable by EQH):

Reason for Employment Termination	Acceleration of EQH Option and Share Awards ($)
Death (1)	1,993,387
Disability (1)	1,993,387
Involuntary termination (no change in control) (2)	150,905
Change in control (without termination of employment) (3)	1,188,971
Involuntary termination of employment or termination by Mr. Bernstein for good reason (no change in control) (3)	1,188,971
_________________________________________________________________________________________________________________

(1)
Reflects the combined value, as of December 31, 2019, associated with Mr. Bernstein's transaction incentive award in 2018 and, in 2019, his restricted stock unit award, performance share award and option award. For additional information regarding these awards, please see the Summary Compensation Table in 2019, the Grant of Plan-based Awards table in 2019 and the Outstanding Equity at 2019 Fiscal Year End table above in this Item 11.

(2)	Reflects the value, as of December 31, 2019, associated with Mr. Bernstein's transaction incentive award in 2018.

(3)
Reflects, as of December 31, 2019, the full value associated with Mr. Bernstein's option award in 2019 and pro-rated portions of Mr. Bernstein's transaction incentive award in 2018 and, in 2019, his restricted stock unit award and performance share award based on the terms and conditions of these awards.

Director Compensation in 2019

During 2019, we compensated our directors, who were serving as of December 31, 2019 and satisfied applicable NYSE and SEC standards relating to independence (“Independent Directors”) as follows:

Name	Fees Earned or Paid in Cash($)	Stock Awards(1)(2) ($)	Total($)
Ramon de Oliveira	149,375	170,000	319,375
Paul L. Audet	108,500	170,000	278,500
Daniel G. Kaye	119,876	170,000	289,876
Kristi Matus	61,000	142,000	203,000
Das Narayandas	91,000	170,000	261,000
Charles Stonehill	83,542	170,000	253,542
________________________________________________________________________________________________________________________

(1)
The aggregate number of restricted AB Holding Units underlying awards outstanding but not yet distributed at December 31, 2019 was: for Ms. Matus, 4,750 AB Holding Units; for each of Messrs. de Oliveira and Kaye, 12,315 AB Holding Units; for each of Messrs. Audet and Narayandas, 12,063 AB Holding Units; and for Mr. Stonehill, 5,810 AB Holding Units.

(2)
Reflects the aggregate grant date fair value of the awards calculated in accordance with FASB ASC Topic 718. For the assumptions made in determining these values, see Note 19 to AB’s consolidated financial statements in Item 8.

Independent Director Compensation

The Board has approved the compensation elements described immediately below for Independent Directors and has agreed to re-consider such compensation elements periodically:

•
an annual retainer of $85,000 (paid quarterly after any quarter during which an Independent Director serves on the Board; annual retainers relating to Committee service, as described below, are paid quarterly in arrears as well);

•	a fee of $5,000 for participating in any meeting of the Board, whether in person or by telephone, in excess of the four regularly-scheduled Board meetings each year;

•
a fee of $2,000 for participating in any meeting of any duly constituted committee of the Board, whether in person or by telephone, in excess of the number of regularly-scheduled committee meetings each year (i.e., in excess of eight meetings of the Audit Committee and four meetings of each of the Executive Committee, the Compensation Committee and the Governance Committee);

•	an annual retainer of $50,000 for acting as Independent Chairman of the Board;

•	an annual retainer of $25,000 for acting as Chair of the Audit Committee;

•	an annual retainer of $12,500 for acting as Chair of the Compensation Committee;

•	an annual retainer of $12,500 for acting as Chair of the Governance Committee;

•	an annual retainer of $12,500 for serving as a member of the Audit Committee;

•	an annual retainer of $6,000 for serving as a member of the Executive Committee;

•	an annual retainer of $6,000 for serving as a member of the Compensation Committee;

•	an annual retainer of $6,000 for serving as a member of the Governance Committee; and

•	an annual equity-based grant under an equity compensation plan consisting of restricted AB Holding Units with a grant date fair value of $170,000.

At the regular meeting of the Board held in May 2019, the Board granted to each Independent Director then serving (which included Barbara Fallon-Walsh and Shelley Leibowitz, each of whom departed the Board in June 2019, and Messrs. Audet, de Oliveira, Kaye, Narayandas and Stonehill) 5,810 restricted AB Holding Units. The number of AB Holding Units granted was determined by dividing the $170,000 grant date fair value noted above by the closing price of an AB Holding Unit on the date of the May 2019 Board Meeting, or $29.26 per unit. These awards vest ratably on each of the first four anniversaries of the grant date, which generally is consistent with AB employee equity awards.

Additionally, by unanimous written consent dated as of July 1, 2019, the Board granted to Ms. Matus, who joined the Board as of July 1, 2019, 4,750 restricted AB Holding Units. The number of AB Holding Units granted was determined by dividing the $142,000 grant date fair value (a pro-rated version of the $170,000 typically awarded based on the date as of which Ms. Matus joined the Board) by the closing price of an AB Holding Unit on July 1, 2019, or $29.90 per unit. This award vests ratably on each of the first four anniversaries of the grant date.

Also, at the regular meeting of the Board held in November 2019, the Board granted to Nella Domenici, who joined the Board as of January 1, 2020, 2,344 restricted AB Holding Units. The number of AB Holding Units granted was determined by dividing the $70,834 grant date fair value (a pro-rated version of the $170,000 typically awarded based on the date as of which Ms. Domenici joined the Board) by the closing price of an AB Holding Unit on January 2, 2020, or $30.23 per unit. This award also vests ratably on each of the first four anniversaries of the grant date.

Further, in order to avoid any perception that our directors’ exercise of their fiduciary duties might be impaired, restricted AB Holding Unit grants to Independent Directors are not forfeitable, except if the director is terminated for “Cause,” as that term is defined in the 2017 Plan or the applicable award agreement. Accordingly, restricted AB Holding Units generally are delivered as soon as administratively feasible following an Independent Director’s resignation from the Board.

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

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Compensation Plans

AB Holding Units to be issued pursuant to our equity compensation plans as of December 31, 2019 are as follows:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance(1)
Equity compensation plans approved by security holders	159,349	$23.93	39,397,326
Equity compensation plans not approved by security holders	—	—	—
Total	159,349	$23.93	39,397,326
________________________________________________________________________________________________________________________

(1)	All AB Holding Units remaining available for future issuance will be issued pursuant to the 2017 Plan, which was approved during a Special Meeting of AB Holding Unitholders held on September 29, 2017.

There are no AB Units to be issued pursuant to an equity compensation plan.

For information about our equity compensation plans, see Note 19 to AB’s consolidated financial statements in Item 8.

Principal Security Holders

As of December 31, 2019, we had no information that any person beneficially owned more than 5% of the outstanding AB Holding Units.

As of December 31, 2019, we had no information that any person beneficially owned more than 5% of the outstanding AB Units, except as reported by EQH and certain of its subsidiaries on Schedule 13D/A with the SEC on March 25, 2019 pursuant to the Exchange Act. We have prepared the following table, and the note that follows, in reliance on such filing:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership Reported on Schedule		Percent of Class
Equitable Holdings(1) 1290 Avenue of the Americas New York, NY 10104	170,121,745	(1)	63.3	(1)
________________________________________________________________________________________________________________________

(1)
By reason of their relationships, EQH, AXA Equitable Financial Services, LLC (a subsidiary of EQH), AXA-IM Holding U.S. (a subsidiary of EQH), Alpha Units Holdings, Inc. (a subsidiary of EQH) and Equitable America may be deemed to share the power to vote or to direct the vote and to dispose or direct the disposition of all or a portion of the 170,121,745 issued and outstanding AB Units. The 63.3% includes the 1% GP interest held by EQH.

As of December 31, 2019, AB Holding was the record owner of 98,192,098, or 36.3%, of the issued and outstanding AB Units.

Management

As of December 31, 2019, the beneficial ownership of AB Holding Units by each director and NEO of the General Partner and by all directors and executive officers as a group is as follows:

Name of Beneficial Owner	Number of AB Holding Units and Nature of Beneficial Ownership	Percent of Class
Ramon de Oliveira(1)	19,189	*
Seth P. Bernstein(1)(2)	453,704	*
Paul L. Audet	15,155	*
Nella L. Domenici	—	*
Jeffrey J. Hurd(1)	—	*
Daniel G. Kaye(1)	19,189	*
Nick Lane(1)	—	*
Kristi A. Matus(1)	4,750	*
Das Narayandas	15,155	*
Mark Pearson(1)	—	*
Charles G.T. Stonehill(1)	5,810	*
James A. Gingrich(1)(3)	1,195,885	1.2%
Kate C. Burke(1)(4)	221,184	*
Laurence E. Cranch(1)(5)	230,165	*
John C. Weisenseel(1)(6)	299,622	*
All directors and executive officers as a group (16 persons)(7)	2,494,451	2.5%
________________________________________________________________________________________________________________________

*	Number of AB Holding Units listed represents less than 1% of the Units outstanding.

(1)
Excludes AB Holding Units beneficially owned by EQH and its subsidiaries. Ms. Matus and Messrs. Bernstein, de Oliveira, Hurd, Kaye, Lane, Pearson and Stonehill each is a director and/or officer of EQH, Equitable Life and/or Equitable America. Ms. Burke and Messrs. Bernstein, Gingrich, Cranch and Weisenseel each is a director and/or officer of the General Partner.

(2)
Represents 453,704 restricted AB Holding Units that have not yet vested or with respect to which Mr. Bernstein has deferred delivery. See “Overview of Mr. Bernstein's Employment Agreement – Compensation Elements – Restricted AB Holding Units,” “Grants of Plan-based Awards in 2019” and “Outstanding Equity Awards at 2019 Fiscal Year-End” in Item 11 for additional information.

(3)
Includes 698,629 restricted AB Holding Units awarded to Mr. Gingrich as long-term incentive compensation that have not yet vested or with respect to which he has deferred delivery. For information regarding Mr. Gingrich’s long-term incentive compensation awards, see “Long-Term Incentive Compensation Awards - Mr. Gingrich's Compensation,” “Grants of Plan-based Awards in 2019” and “Outstanding Equity Awards at 2019 Fiscal Year-End” in Item 11.

(4)
Includes 211,940 restricted AB Holding Units awarded to Ms. Burke as long-term incentive compensation that have not yet vested.  For information regarding Ms. Burke’s long-term incentive compensation awards, see “Relocation-related Performance Awards,” “Grants of Plan-based Awards in 2019” and “Outstanding Equity Awards at 2019 Fiscal Year-End” in Item 11.

(5)
Includes 219,289 restricted AB Holding Units awarded to Mr. Cranch as long-term incentive compensation that have not yet vested or with respect to which he has deferred delivery. For information regarding Mr. Cranch's long-term incentive compensation awards, see “Relocation-related Performance Awards,” “Grants of Plan-based Awards in 2019” and “Outstanding Equity Awards at 2019 Fiscal Year-End” in Item 11.

(6)
Represents 299,622 restricted AB Holding Units awarded to Mr. Weisenseel as long-term incentive compensation that have not yet vested or with respect to which he has deferred delivery.  For information regarding Mr. Weisenseel’s long-term incentive compensation awards, see “Relocation-related Performance Awards,” “Grants of Plan-based Awards in 2019” and “Outstanding Equity Awards at 2019 Fiscal Year-End” in Item 11.

(7)
Includes 1,910,190 restricted AB Holding Units awarded to the executive officers as a group as long-term incentive compensation that have not yet vested and/or with respect to which the executive officer has deferred delivery (includes 14,643

AB Holding Units owned outright by William R. Siemers, our Chief Accounting Officer, and 27,006 restricted AB Holding Units that have not yet vested for Mr. Siemers).

As of December 31, 2019, our directors and executive officers did not beneficially own any AB Units.

As of December 31, 2019, the beneficial ownership of the common stock of EQH by each director and named executive officer of the General Partner and by all directors and executive officers as a group is as follows:

EQH Common Stock

Name of Beneficial Owner	Number of Shares and Nature of Beneficial Ownership	Percent of Class
Ramon de Oliveira	21,243	*
Seth P. Bernstein(1)	32,936	*
Paul L. Audet	—	*
Nella L. Domenici	—	*
Jeffrey J. Hurd(2)	93,209	*
Daniel G. Kaye	12,474	*
Nick Lane(3)	60,383	*
Kristi A. Matus	12,474	*
Das Narayandas	2,000	*
Mark Pearson(4)	305,724	*
Charles G.T. Stonehill	12,474	*
James A. Gingrich	—	*
Kate C. Burke	—	*
Laurence E. Cranch	—	*
John C. Weisenseel	—	*
All directors and executive officers as a group (16 persons)(5)	552,917	*
________________________________________________________________________________________________________________________
* Number of shares listed represents less than 1% of the outstanding EQH common stock.

(1)	Includes (i) 21,816 options Mr. Bernstein has the right to exercise within 60 days, and (ii) 4,566 restricted stock units that will vest within 60 days and settle in EQH shares.

(2)	Includes (i) 71,806 options Mr. Hurd has the right to exercise within 60 days, and (ii) 8,220 restricted stock units that will vest within 60 days and settle in EQH shares,

(3)	Includes (i) 41,449 options Mr. Lane has the right to exercise within 60 days, and (ii) 18,934 restricted stock units that will vest within 60 days and settle in EQH shares.

(4)	Includes (i) 189,579 options Mr. Pearson has the right to exercise within 60 days, and (ii) 25,116 restricted stock units that will vest within 60 days and settle in EQH shares.

(5)	Includes 324,650 options that may be exercised and 56,836 restricted stock units that will vest within 60 days for the directors and executive officers as a group.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Policies and Procedures Regarding Transactions with Related Persons

Each Partnership Agreement expressly permits EQH and its affiliates (collectively, “EQH Affiliates”), to provide services to AB and AB Holding if the terms of the transaction are approved by the General Partner in good faith as being comparable to (or more favorable to each such Partnership than) those that would prevail in a transaction with an unaffiliated party. This requirement is conclusively presumed to be satisfied as to any transaction or arrangement that (i) in the reasonable and good faith judgment of the General Partner meets that unaffiliated party standard, or (ii) has been approved by a majority of those directors of the General Partner who are not also directors, officers or employees of an affiliate of the General Partner. These principles also applied to transactions with AXA and its subsidiaries during 2019. AXA, which reduced its ownership of EQH to less than 10% as of December 31, 2019, previously was AB's ultimate parent company.

In practice, our management pricing committees review investment advisory agreements with EQH Affiliates, which is the manner in which the General Partner reaches a judgment regarding the appropriateness of the fees. Other transactions with EQH Affiliates are submitted to the Audit Committee for their review and approval. (See “Committees of the Board” in Item 10 for details regarding the Audit Committee.) We are not aware of any transaction during 2019 between our company and any related person with respect to which these procedures were not followed.

Our relationships with EQH Affiliates also are subject to applicable provisions of the insurance laws and regulations of New York and other states. Under such laws and regulations, the terms of certain investment advisory and other agreements we enter into with EQH Affiliates are required to be fair and equitable and charges or fees for services performed must be reasonable. Also, in some cases, the agreements are subject to regulatory approval.

We have written policies regarding the employment of immediate family members of any of our related persons. Compensation and benefits for all of our employees is established in accordance with our human resources practices, taking into consideration the defined qualifications, responsibilities and nature of the role.

Financial Arrangements with EQH Affiliates

The General Partner has, in its reasonable and good faith judgment (based on its knowledge of, and inquiry with respect to, comparable arrangements with or between unaffiliated parties), approved the following arrangements with EQH Affiliates as being comparable to, or more favorable to AB than, those that would prevail in a transaction with an unaffiliated party.

See Note 12 to AB’s consolidated financial statements in Item 8 for disclosures related to our credit facility with EQH. Transactions between AB and related persons during 2019 are as follows (the first table summarizes services we provide to related persons and the second table summarizes services our related persons provide to us):

Parties(1)	General Description of Relationship(2)	Amounts Received or Accrued for in 2019

Equitable Life	We provide investment management services and ancillary accounting, valuation, reporting, treasury and other services to the general and separate accounts of Equitable Life and its insurance company subsidiaries.	$78,984,000
EQAT and Equitable Premier VIP Trust	We serve as sub-adviser to these open-end mutual funds, each of which is sponsored by a subsidiary of Equitable Holdings.	$27,682,000
AXA Life Invest(3)	We provide investment management, distribution and shareholder servicing-related services.	$16,404,000
AXA Life Japan Limited(3)		$14,470,000
AXA France(3)		$11,160,000
AXA Rosenberg Asia Pacific(3)		$8,123,000
AXA Germany(3)		$6,626,000
AXA Switzerland Life(3)		$4,812,000

AXA Winterthur(3)		$3,915,000
AXA Belgium(3)		$2,579,000
AXA Insurance UK Non Direct Regulated(3)		$1,852,000
Equitable America		$1,822,000
AXA Hong Kong Life(3)		$1,455,000
XL Group Investments Ltd(3)		$1,157,000
Architas Multi-Manager UK(3)		$1,064,000
AXA Mediterranean(3)		$809,000
AXA Insurance Ltd(3)		$756,000
AXA U.K. Group Pension Scheme(3)		$740,000
Equitable Holdings		$672,000
AXA Switzerland Property and Casualty(3)		$560,000
AXA Corporate Solutions		$496,000
AXA General Insurance Hong Kong Ltd(3)		$487,000
U.S. Financial Life Insurance Company		$354,000
AXA Spain Property and Casualty(3)		$348,000
AXA General Insurance Hong Kong Ltd.(3)		$301,000
AXA Insurance Company(3)		$247,000
AXA Life Singapore (3)		$151,000

Parties(1)	General Description of Relationship	Amounts Paid or Accrued for in 2019
AXA	Distributes certain of our Retail Products and provides Private Wealth Management referrals.	$16,693,000
Equitable Advisors	Distributes certain of our Retail Products and provides Private Wealth Management referrals.	$3,956,000
AXA Business Services Pvt. Ltd.(3)	Provides data processing services and support for certain investment operations functions.	$6,610,000
AXA Technology Services India Pvt.(3)	Provides certain data processing services and functions.	$3,093,000
Equitable Advisors	Sells shares of our mutual funds under Distribution Service and educational Support agreements.	$2,759,000
Equitable Holdings	We are covered by various insurance policies maintained by Equitable Holdings.	$2,466,000
AXA XL Insurance(3)	We are covered by various E&O insurance policies maintained by AXA XL.	$1,914,000
GIE Informatique AXA(3)	Provides cooperative technology development and procurement services to us and to various other subsidiaries of AXA.	$113,000
________________________________________________________________________________________________________________________

(1)	AB or one of its subsidiaries is a party to each transaction.

(2)	We provide investment management services unless otherwise indicated.

(3)	This entity is a subsidiary of AXA.

Arrangements with Immediate Family Members of Related Persons

During 2019, we did not have arrangements with immediate family members of our directors and executive officers.

Director Independence

See “Independence of Certain Directors” in Item 10.

Item 14.     Principal Accounting Fees and Services

Fees for professional audit services rendered by PricewaterhouseCoopers LLP (“PwC”) for the audit of AB’s and AB Holding’s annual financial statements for 2019 and 2018, respectively, and fees for other services rendered by PwC are as follows:

	2019	2018
	(in thousands)
Audit fees(1)	$6,263	$6,244
Audit-related fees(2)	3,130	3,259
Tax fees(3)	1,320	2,001
All other fees(4)	6	6
Total	$10,719	$11,510
________________________________________________________________________________________________________________________

(1)	Includes $59,313 and $58,447 paid for audit services to AB Holding in 2019 and 2018, respectively.

(2)	Audit-related fees consist principally of fees for audits of financial statements of certain employee benefit plans, internal control reviews and accounting consultation.

(3)	Tax fees consist of fees for tax consultation and tax compliance services.

(4)	All other fees in 2019 and 2018 consisted of miscellaneous non-audit services.

The Audit Committee has a policy to pre-approve audit and non-audit service engagements with the independent registered public accounting firm. The independent registered public accounting firm must provide annually a comprehensive and detailed schedule of each proposed audit and non-audit service to be performed. The Audit Committee then affirmatively indicates its approval of the listed engagements. Engagements that are not listed but that are of similar scope and size to those listed and approved may be deemed to be approved, if the fee for such service is less than $100,000. In addition, the Audit Committee has delegated to its chairman the ability to approve any permissible non-audit engagement where the fees are expected to be less than $100,000.

PART IV
Item 15. Exhibits, Financial Statement Schedules

(a)	There is no document filed as part of this Form 10-K.

Financial Statement Schedule.

Attached to this Form 10-K is a schedule describing Valuation and Qualifying Account-Allowance for Doubtful Accounts for the three years ended December 31, 2019, 2018 and 2017.

(b)	Exhibits.

The following exhibits required to be filed by Item 601 of Regulation S-K are filed herewith or incorporated by reference herein, as indicated:

Exhibit	Description
3.01	AllianceBernstein Corporation By-Laws with amendments through July 25, 2018 (incorporated by reference to Exhibit 3.01 to Form 10-K for the year ended December 31, 2018, as filed February 13, 2019).
3.02	Amended and Restated Certificate of Limited Partnership dated February 24, 2006 of AB Holding (incorporated by reference to Exhibit 99.06 to Form 8-K, as filed February 24, 2006).
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

3.08	Certificate of Amendment to the Certificate of Incorporation of AllianceBernstein Corporation (incorporated by reference to Exhibit 99.08 to Form 8-K, as filed February 24, 2006).
4.01	Description of AB Holding Units and AB Units.
10.01	AllianceBernstein 2019 Incentive Compensation Award Program.*
10.02	AllianceBernstein 2019 Deferred Cash Compensation Compensation Program.*
10.03	Form of Award Agreement, dated as of December 31, 2019, under Incentive Compensation Award Program, Deferred Cash Compensation Program and AB 2017 Long Term Incentive Plan.*
10.04	Form of Award Agreement under AB 2017 Long Term Incentive Plan relating to equity compensation awards to Independent Directors.*
10.05	Summary of AB's Lease at 1345 Avenue of the Americas, New York, New York.
10.06	Summary of AB's Lease at 501 Commerce Street, Nashville, Tennessee.
10.07	Guidelines for Transfer of AB Units.
10.08	Amendment No.2 to Seth P. Bernstein's Employment Agreement (incorporated by reference to Ex. 10.1 to Form 8-K, as filed December 19, 2019).*
10.09
Credit Agreement dated as of November 4, 2019 between AllianceBernstein L.P., as borrower, and Equitable Holdings, Inc., as lender (incorporated by reference to Ex. 10.01 to Form 8-K, as filed November 4, 2019).

10.10
Letter Agreement dated as of May 31, 2019 among James A. Gingrich, AllianceBernstein L.P. and AllianceBernstein Corporation (incorporated by reference to Ex. 99.01 to Form 8-K, as filed June 5, 2019).*

10.11	Amendment to Seth P. Bernstein's Employment Agreement (incorporated by reference to Ex. 10.01 to Form 10-K for the fiscal year ended December 31, 2018, as filed February 13, 2019).*
10.12	James A. Gingrich Award Letter dated as of April 24, 2018 (incorporated by reference to Ex. 10.07 to Form 10-K for the fiscal year ended December 31, 2018, as filed February 13, 2019).*
10.13	Kate C. Burke Award Letter dated as of April 24, 2018 (incorporated by reference to Ex. 10.08 to Form 10-K for the fiscal year ended December 31, 2018, as filed February 13, 2019).*
10.14	Laurence E. Cranch Award Letter dated as of April 24, 2018 (incorporated by reference to Ex. 10.09 to Form 10-K for the fiscal year ended December 31, 2018, as filed February 13, 2019).*
10.15	John C. Weisenseel Award Letter dated as of April 24, 2018 (incorporated by reference to Ex. 10.10 to Form 10-K for the fiscal year ended December 31, 2018, as filed February 13, 2019).*
10.16
Amendment to the Retirement Plan for Employees of AllianceBernstein L.P., dated as of April 1, 2018 (incorporated by reference to Ex. 10.11 to Form 10-K for the fiscal year ended December 31, 2018, as filed February 13, 2019).*

10.17
Amendment to the Profit Sharing Plan for Employees of AllianceBernstein L.P., dated as of April 1, 2018 (incorporated by reference to Ex. 10.12 to Form 10-K for the fiscal year ended December 31, 2018, as filed February 13, 2019).*

10.18	Amended and Restated Revolving Credit Agreement, dated as of September 27, 2018 (incorporated by reference to Exhibit 10.01 to Form 8-K, as filed October 3, 2018).
10.19	AB 2017 Long Term Incentive Plan (incorporated by reference to Exhibit 10.06 to Form 10-K for the fiscal year ended December 31, 2017, as filed February 13, 2018).*
10.20	Employment Agreement among Seth P. Bernstein, AB, AB Holding and AllianceBernstein Corporation (incorporated by reference to Exhibit 10.3 to Form 10-K, as filed May 1, 2017).*
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

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
104	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Inline XBRL (included in Exhibit 101).
*	Denotes a compensatory plan or arrangement

Item 16. Form 10-K Summary

Not applicable.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AllianceBernstein L.P.

Date: February 12, 2020	By:	/s/ Seth P. Bernstein
Seth P. Bernstein
Chief Executive Officer
Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: February 12, 2020	/s/ John C. Weisenseel
John C. Weisenseel
Chief Financial Officer

Date: February 12, 2020	/s/ William R. Siemers
William R. Siemers
Controller and Chief Accounting Officer

Directors

/s/ Seth P. Bernstein	/s/ Ramon de Oliveira
Seth P. Bernstein	Ramon de Oliveira
President and Chief Executive Officer	Chairman of the Board

/s/ Paul L. Audet	/s/ Kristi Matus
Paul L. Audet	Kristi Matus
Director	Director

/s/ Nella Domenici	/s/ Das Narayandas
Nella Domenici	Das Narayandas
Director	Director

/s/ Jeffrey Hurd	/s/ Mark Pearson
Jeffrey Hurd	Mark Pearson
Director	Director

/s/ Daniel G. Kaye	/s/ Charles Stonehill
Daniel G. Kaye	Charles Stonehill
Director	Director

/s/ Nick Lane
Nick Lane
Director

SCHEDULE I I
AllianceBernstein L.P.
Valuation and Qualifying Account - Allowance for Doubtful Accounts
For the Three Years Ending December 31, 2019, 2018 and 2017

Description	Balance at Beginning of Period	Credited to Costs and Expenses	Deductions		Balance at End of Period
	(in thousands)
For the year ended December 31, 2017	$513	$150	$252	(a)	$411

For the year ended December 31, 2018	$411	$—	$16	(b)	$395

For the year ended December 31, 2019	$395	$132	$218	(c)	$309

(a)	Includes accounts written-off as uncollectible of $252.

(b)	Includes accounts written-off as uncollectible of $16.

(c)	Includes accounts written-off as uncollectible of $218.