Form 10-Q
period 2020-03-31
ALLIANCEBERNSTEIN L.P.
filed 2020-04-28
CIK 1109448

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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

The number of units of limited partnership interest outstanding as of March 31, 2020 was 269,981,431.

Index

ALLIANCEBERNSTEIN L.P.

Index

Part I
FINANCIAL INFORMATION
Item 1. Financial Statements
ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition
(in thousands, except unit amounts)
(unaudited)

	March 31, 2020	December 31, 2019
ASSETS
Cash and cash equivalents	$975,263	$679,738
Cash and securities segregated, at fair value (cost: $2,005,514 and $1,090,443)	2,012,562	1,094,866
Receivables, net:
Brokers and dealers	358,028	97,966
Brokerage clients	1,814,889	1,536,674
AB funds fees	214,672	261,588
Other fees	122,300	148,744
Investments:
Long-term incentive compensation-related	37,316	50,902
Other	225,192	215,892
Assets of consolidated company-sponsored investment funds:
Cash and cash equivalents	87,277	11,433
Investments	443,472	581,004
Other assets	39,538	19,810
Furniture, equipment and leasehold improvements, net	138,286	145,251
Goodwill	3,088,038	3,076,926
Intangible assets, net	49,004	55,366
Deferred sales commissions, net	49,280	36,296
Right-of-use assets	341,660	362,693
Other assets	446,460	330,943
Total assets	$10,443,237	$8,706,092

LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST AND CAPITAL
Liabilities:
Payables:
Brokers and dealers	$382,632	$201,778
Securities sold not yet purchased	27,629	30,157
Brokerage clients	3,653,789	2,531,946
AB mutual funds	118,618	71,142
Accounts payable and accrued expenses	281,094	192,110
Lease liabilities	442,590	468,451
Liabilities of consolidated company-sponsored investment funds	104,875	31,017
Accrued compensation and benefits	346,445	276,829
Debt:
EQH Facility	830,000	560,000
Other	104,814	—
Total liabilities	6,292,486	4,363,430

Index

	March 31, 2020	December 31, 2019

Commitments and contingencies (See Note 12)
Redeemable non-controlling interest	224,900	325,561
Capital:
General Partner	40,571	41,225
Limited partners: 269,981,431 and 270,380,314 units issued and outstanding	4,109,946	4,174,201
Receivables from affiliates	(9,279)	(9,011)
AB Holding Units held for long-term incentive compensation plans	(81,314)	(76,310)
Accumulated other comprehensive loss	(134,073)	(113,004)
Partners’ capital attributable to AB Unitholders	3,925,851	4,017,101
Total liabilities, redeemable non-controlling interest and capital	$10,443,237	$8,706,092

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(in thousands, except per unit amounts)
(unaudited)

	Three Months Ended March 31,
	2020	2019
Revenues:
Investment advisory and services fees	$621,725	$556,594
Bernstein research services	129,223	90,235
Distribution revenues	130,857	100,509
Dividend and interest income	20,465	27,346
Investment (losses) gains	(44,306)	15,735
Other revenues	25,511	22,206
Total revenues	883,475	812,625
Less: Interest expense	9,319	17,163
Net revenues	874,156	795,462

Expenses:
Employee compensation and benefits	362,272	339,309
Promotion and servicing:
Distribution-related payments	140,145	105,993
Amortization of deferred sales commissions	5,526	3,502
Trade execution, marketing, T&E and other	55,610	49,648
General and administrative	122,267	117,848
Contingent payment arrangements	793	54
Interest on borrowings	2,834	3,983
Amortization of intangible assets	6,486	6,974
Total expenses	695,933	627,311

Operating income	178,223	168,151

Income taxes	9,474	8,921

Net income	168,749	159,230

Net (loss) income of consolidated entities attributable to non-controlling interests	(25,571)	10,116

Net income attributable to AB Unitholders	$194,320	$149,114

Net income per AB Unit:
Basic	$0.71	$0.55
Diluted	$0.71	$0.55

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2020	2019

Net income	$168,749	$159,230
Other comprehensive income (loss):
Foreign currency translation adjustments, before tax	(21,396)	2,630
Income tax benefit (expense)	73	(77)
Foreign currency translation adjustments, net of tax	(21,323)	2,553
Changes in employee benefit related items:
Amortization of prior service cost	6	6
Recognized actuarial gain	325	267
Changes in employee benefit related items	331	273
Income tax (expense) benefit	(77)	10
Employee benefit related items, net of tax	254	283
Other comprehensive (loss) income	(21,069)	2,836
Less: Comprehensive (loss) income in consolidated entities attributable to non-controlling interests	(25,571)	10,096
Comprehensive income attributable to AB Unitholders	$173,251	$151,970

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Partners' Capital
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2020	2019
General Partner’s Capital
Balance, beginning of period	$41,225	$40,240
Net income	1,943	1,491
Cash distributions to General Partner	(2,542)	(1,917)
Long-term incentive compensation plans activity	2	173
(Retirement) of AB Units, net	(57)	(584)
Balance, end of period	40,571	39,403
Limited Partners' Capital
Balance, beginning of period	4,174,201	4,075,306
Net income	192,377	147,623
Cash distributions to Unitholders	(251,261)	(189,568)
Long-term incentive compensation plans activity	335	16,985
(Retirement) of AB Units, net	(5,706)	(57,756)
Balance, end of period	4,109,946	3,992,590
Receivables from Affiliates
Balance, beginning of period	(9,011)	(11,430)
Long-term incentive compensation awards expense	184	465
Capital contributions from AB Holding	(452)	(701)
Balance, end of period	(9,279)	(11,666)
AB Holding Units held for Long-term Incentive Compensation Plans
Balance, beginning of period	(76,310)	(77,990)
Purchases of AB Holding Units to fund long-term compensation plans, net	(17,750)	(58,452)
Retirement of AB Units, net	5,763	58,340
Long-term incentive compensation awards expense	7,407	18,604
Re-valuation of AB Holding Units held in rabbi trust	(436)	(10,005)
Other	12	—
Balance, end of period	(81,314)	(69,503)
Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	(113,004)	(110,866)
Foreign currency translation adjustment, net of tax	(21,323)	2,571
Changes in employee benefit related items, net of tax	254	283
Balance, end of period	(134,073)	(108,012)
Total Partners' Capital attributable to AB Unitholders	3,925,851	3,842,812
Non-redeemable Non-controlling Interests in Consolidated Entities
Balance, beginning of period	—	949
Net income	—	16
Foreign currency translation adjustment	—	(20)
Balance, end of period	—	945
Total Capital	$3,925,851	$3,843,757
See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

ALLIANCEBERNSTEIN L.P. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2020	2019

Cash flows from operating activities:
Net income	$168,749	$159,230

Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred sales commissions	5,526	3,502
Non-cash long-term incentive compensation expense	7,591	19,070
Depreciation and other amortization	36,156	41,892
Unrealized losses (gains) on investments	20,585	(10,543)
Unrealized losses (gains) on investments of consolidated company-sponsored investment funds	52,115	(21,930)
Other, net	(1,324)	6,246
Changes in assets and liabilities:
(Increase) in securities, segregated	(917,696)	(92,624)
(Increase) decrease in receivables	(615,055)	97,411
(Increase) decrease in investments	(17,557)	449,556
Decrease (increase) in investments of consolidated company-sponsored investment funds	85,418	(11,683)
(Increase) in deferred sales commissions	(18,510)	(3,175)
Decrease (increase) in right-of-use assets	134	(1,000)
(Increase) decrease in other assets	(118,038)	38,685
Increase in other assets and liabilities of consolidated company-sponsored investment funds, net	54,129	3,688
Increase (decrease) in payables	1,492,200	(222,472)
(Decrease) in lease liabilities	(23,968)	(34,914)
Increase (decrease) in accounts payable and accrued expenses	5,456	(29,114)
Increase in accrued compensation and benefits	70,792	40,644
Net cash provided by operating activities	286,703	432,469

Cash flows from investing activities:
Purchases of furniture, equipment and leasehold improvements	(3,321)	(5,567)
Acquisition of business, net of cash acquired	(11,473)	—
Net cash used in investing activities	(14,794)	(5,567)

Index

	Three Months Ended March 31,
	2020	2019
Cash flows from financing activities:
Issuance of commercial paper, net	104,814	15,459
Proceeds of EQH Facility	270,000	—
(Repayment) of bank loans	—	(25,000)
Increase (decrease) in overdrafts payable	85,395	(65,352)
Distributions to General Partner and Unitholders	(253,803)	(191,485)
(Redemptions) of non-controlling interest in consolidated company-sponsored investment funds, net	(75,091)	(36)
Capital contributions (to) affiliates	(699)	(932)
Additional investments by AB Holding with proceeds from exercise of compensatory options to buy AB Holding Units	147	7,382
Purchases of AB Holding Units to fund long-term incentive compensation plan awards, net	(17,750)	(58,452)
Other	(504)	(228)
Net cash provided by (used in) financing activities	112,509	(318,644)
Effect of exchange rate changes on cash and cash equivalents	(13,049)	640
Net increase (decrease) in cash and cash equivalents	371,369	108,898
Cash and cash equivalents as of beginning of the period	691,171	653,324
Cash and cash equivalents as of end of the period	$1,062,540	$762,222

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2020
(unaudited)

The words “we” and “our” refer collectively to AllianceBernstein L.P. and its subsidiaries (“AB”), or to their officers and employees. Similarly, the word “company” refers to AB. These statements should be read in conjunction with AB’s audited consolidated financial statements included in AB’s Form 10-K for the year ended December 31, 2019.

1. Business Description Organization and Basis of Presentation

Business Description

We provide research, diversified investment management and related services globally to a broad range of clients. Our principal services include:

•
Institutional Services – servicing our institutional clients, including private and public pension plans, foundations and endowments, insurance companies, central banks and governments worldwide, and affiliates such as Equitable Holdings, Inc. ("EQH") and its respective subsidiaries, by means of separately-managed accounts, sub-advisory relationships, structured products, collective investment trusts, mutual funds, hedge funds and other investment vehicles.

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

Index

Organization

During the second quarter of 2018, AXA S.A. ("AXA") completed the sale of a minority stake in EQH through an initial public offering ("IPO"). Since then, AXA has completed additional offerings and taken other steps, most recently during the fourth quarter of 2019. As a result, AXA owned less than 10% of the outstanding common stock of EQH as of March 31, 2020.

As of March 31, 2020, EQH owned approximately 4.1% of the issued and outstanding units representing assignments of beneficial ownership of limited partnership interests in AllianceBernstein Holding L.P. (“AB Holding Units”). AllianceBernstein Corporation (an indirect wholly-owned subsidiary of EQH, “General Partner”) is the general partner of both AllianceBernstein Holding L.P. (“AB Holding”) and AB. AllianceBernstein Corporation owns 100,000 general partnership units in AB Holding and a 1% general partnership interest in AB.

As of March 31, 2020, the ownership structure of AB, including limited partnership units outstanding as well as the general partner's 1% interest, was as follows:

EQH and its subsidiaries	63.4%
AB Holding	35.9
Unaffiliated holders	0.7
100.0%

Including both the general partnership and limited partnership interests in AB Holding and AB, EQH and its subsidiaries had an approximate 64.9% economic interest in AB as of March 31, 2020.

Basis of Presentation

The interim condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the interim results, have been made. The preparation of the condensed consolidated financial statements requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the interim reporting periods. Actual results could differ from those estimates. The condensed consolidated statement of financial condition as of December 31, 2019 was derived from audited financial statements, but it does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”).

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

Reclassifications

During 2020, prior period amounts for the changes in right-of-use assets and lease liabilities previously presented with amounts related to the adoption of ASC 842 in our Condensed Consolidated Statement of Cash Flows, are now presented net of the adoption impact of ASU 842 to conform to the current period's presentation.

Index

2.	Significant Accounting Policies

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326). This new guidance relates to the accounting for credit losses on financial instruments and introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. It also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. We adopted this standard prospectively on January 1, 2020. The adoption of this standard did not have a material impact on our financial condition or results of operations.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment. The guidance removes Step 2 of the goodwill impairment test, which had required a hypothetical purchase price allocation. As a result of the revised guidance, a goodwill impairment will be the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. We adopted this standard prospectively on January 1, 2020. The adoption of this standard did not have a material impact on our financial condition or results of operations.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. The amendment modifies the disclosure requirements for fair value measurements by removing, modifying or adding certain disclosures. We adopted this standard prospectively on January 1, 2020. The adoption of this standard did not have a material impact on our financial condition or results of operations.

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. The amendment aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements that currently exist in GAAP for capitalizing implementation costs incurred to develop or obtain internal-use software. Implementation costs would either be capitalized or expensed as incurred depending on the project stage. All costs in the preliminary and post-implementation project stages are expensed as incurred, while certain costs within the application development stage are capitalized. We adopted this standard prospectively on January 1, 2020. The adoption of this standard did not have a material impact on our financial condition or results of operations.

Accounting Pronouncements Not Yet Adopted in 2020

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

Goodwill

Goodwill is tested annually, as of September 30, for impairment. Throughout the year, the carrying value of goodwill is also reviewed for impairment if certain events or changes in circumstances occur, and trigger whether an interim impairment test may be required. Such changes in circumstances may be, but not limited to, sustained decrease in AB Holding Unit price or declines in market capitalization that would suggest that the fair value of the reporting unit is less than the carrying amount; significant and unanticipated declines in assets under management, revenues, or lower than expected earnings in the current quarter, next quarter or year. Any of these changes in circumstances could suggest the possibility that goodwill is impaired, however, none of these events or circumstances by itself would indicate that it is more likely than not that goodwill is impaired, they are merely recognized as triggering events for the consideration of impairment and must be viewed in combination with any mitigating or positive factors. A holistic evaluation of all events since the most recent quantitative impairment test must be done to determine whether it is more likely than not that the reporting unit is impaired.

Index

As of January 1, 2020, we adopted ASU 2017-04, Simplifying the Test for Goodwill Impairment. The guidance removes Step 2 of the goodwill impairment test, which had required a hypothetical purchase price allocation. As a result of the revised guidance, a goodwill impairment will be the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. Under this guidance, the goodwill impairment test no longer includes a determination by management of whether a decline in fair value is temporary; however, it is important to consider how the severity and anticipated duration of the current market conditions is reflected in management's determination of fair value. We have determined that AB has only one reporting segment and reporting unit.

As of March 31, 2020, there was $3.1 billion of goodwill recorded on the consolidated statement of financial condition. During the first quarter of 2020, the unit price per AB Holding Unit declined significantly in response to the precipitous decline in the financial markets. As such, we performed an interim impairment evaluation of goodwill utilizing the Market Approach where the fair value of the reporting unit is based on its unadjusted market valuation (AB Holding Units outstanding multiplied by AB Holding’s Unit price). We have considered the results of the market approach analysis performed along with a number of other factors (including current market conditions) and determined that the fair value of the reporting unit exceeded its carrying value as of March 31, 2020. As such, no goodwill impairment existed. We will continue to monitor and evaluate any events that may trigger an impairment of goodwill.

3. Revenue Recognition

Revenues for the three months ended March 31, 2020 and 2019 consisted of the following:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Subject to contracts with customers:
Investment advisory and services fees
Base fees	$613,587	$552,230
Performance-based fees	8,138	4,364
Bernstein research services	129,223	90,235
Distribution revenues
All-in-management fees	86,357	61,773
12b-1 fees	19,453	19,586
Other	25,047	19,150
Other revenues
Shareholder servicing fees	20,843	17,830
Other	4,672	4,018
	907,320	769,186
Not subject to contracts with customers:
Dividend and interest income, net of interest expense	11,146	10,183
Investment (losses) gains	(44,306)	15,735
Other revenues	(4)	358
	(33,164)	26,276

Total net revenues	$874,156	$795,462

4.	Long-term Incentive Compensation Plans

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

Repurchases of AB Holding Units for the three months ended March 31, 2020 and 2019 consisted of the following:

	Three Months Ended March 31,
	2020	2019
	(in millions)
Total amount of AB Holding Units Purchased (1)	0.9	2.0
Total Cash Paid for AB Holding Units Purchased (1)	$19.8	$58.6
Open Market Purchases of AB Holding Units Purchased (2)	0.8	1.9
Total Cash Paid for Open Market Purchases of AB Holding Units (2)	$17.3	$55.2
(1) Purchased on a trade date basis.
(2) The remainder related to purchases of AB Holding Units from employees to all them to fulfill statutory tax withholding requirements at the time of delivery of long-term incentive compensation award
Purchases of AB Holding Units reflected on the condensed consolidated statements of cash flows are net of AB Holding Unit purchases by employees as part of a distribution reinvestment election.

Each quarter, we consider whether to implement a plan to repurchase AB Holding Units pursuant to Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended ("Exchange Act"). A plan of this type allows a company to repurchase its shares at times when it otherwise might be prevented from doing so because of self-imposed trading blackout periods or because it possesses material non-public information. Each broker we select has the authority under the terms and limitations specified in the plan to repurchase AB Holding Units on our behalf in accordance with the terms of the plan. Repurchases are subject to regulations promulgated by the SEC as well as certain price, market volume and timing constraints specified in the plan. The plan adopted during the first quarter of 2020 expired at the close of business on April 27, 2020. We may adopt additional plans in the future to engage in open-market purchases of AB Holding Units to help fund anticipated obligations under our incentive compensation award program and for other corporate purposes.

During the first three months of both 2020 and 2019, we granted to employees and Eligible Directors 0.1 million restricted AB Holding Unit awards. We used AB Holding Units repurchased during the applicable period and newly-issued AB Holding Units to fund these awards.

During the first three months of 2020 and 2019, AB Holding issued 5,182 and 0.3 million AB Holding Units, respectively, upon exercise of options to buy AB Holding Units. AB Holding used the proceeds of $0.1 million and $7.4 million, respectively, received from award recipients as payment in cash for the exercise price to purchase the equivalent number of newly-issued AB Units.

Index

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

	Three Months Ended March 31,
	2020	2019
	(in thousands, except per unit amounts)
Net income attributable to AB Unitholders	$194,320	$149,114

Weighted average limited partnership units outstanding – basic	270,498	267,336
Dilutive effect of compensatory options to buy AB Holding Units	32	72
Weighted average limited partnership units outstanding – diluted	270,530	267,408
Basic net income per AB Unit	$0.71	$0.55
Diluted net income per AB Unit	$0.71	$0.55

	Three Months Ended March 31,
	2020	2019
	(amounts as shown)
Anti-dilutive options excluded from diluted net income	29,056	29,056

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

On April 28, 2020, the General Partner declared a distribution of $0.71 per AB Unit, representing a distribution of Available Cash Flow for the three months ended March 31, 2020. The General Partner, as a result of its 1% general partnership interest, is entitled to receive 1% of each distribution. The distribution is payable on May 28, 2020 to holders of record on May 11, 2020.

7.	Cash and Securities Segregated Under Federal Regulations and Other Requirements

As of March 31, 2020 and December 31, 2019, $2.0 billion and $1.1 billion, respectively, of U.S. Treasury Bills were segregated in a special reserve bank custody account for the exclusive benefit of our brokerage customers under Rule 15c3-3 of the Exchange Act.

Index

8.	Investments

Investments consist of:

	March 31, 2020	December 31, 2019
	(in thousands)
Equity securities:
Long-term incentive compensation-related	$25,655	$36,665
Seed capital	70,361	70,464
Other	58,423	73,202
Exchange-traded options	36,783	6,931
Investments in limited partnership hedge funds:
Long-term incentive compensation-related	11,661	14,237
Seed capital	30,732	33,124
Time deposits	17,303	18,281
Other	11,590	13,890
Total investments	$262,508	$266,794

Total investments related to long-term incentive compensation obligations of $37.3 million and $50.9 million as of March 31, 2020 and December 31, 2019, respectively, consist of company-sponsored mutual funds and hedge funds. For long-term incentive compensation awards granted before 2009, we typically made investments in company-sponsored mutual funds and hedge funds that were notionally elected by plan participants and maintained them (and continue to maintain them) in a consolidated rabbi trust or separate custodial account. The rabbi trust and custodial account enable us to hold such investments separate from our other assets for the purpose of settling our obligations to participants. The investments held in the rabbi trust and custodial account remain available to the general creditors of AB.

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

We allocate seed capital to our investment teams to help develop new products and services for our clients. A portion of our seed capital investments are equity and fixed income products, primarily in the form of separately-managed account portfolios, U.S. mutual funds, Luxembourg funds, Japanese investment trust management funds or Delaware business trusts. We also may allocate seed capital to investments in private equity funds. In regard to our seed capital investments, the amounts above reflect those funds in which we are not the primary beneficiary of a VIE or hold a controlling financial interest in a VOE. See Note 14, Consolidated Company-Sponsored Investment Funds, for a description of the seed capital investments that we consolidate. As of March 31, 2020 and December 31, 2019, our total seed capital investments were $340.8 million and $358.1 million, respectively. Seed capital investments in unconsolidated company-sponsored investment funds are valued using published net asset values or non-published net asset values if they are not listed on an active exchange but have net asset values that are comparable to funds with published net asset values and have no redemption restrictions.

In addition, we also have long positions in corporate equities and long exchange-traded options traded through our options desk.

Index

The portion of unrealized gains (losses) related to equity securities, as defined by ASC 321-10, held as of March 31, 2020 and 2019 were as follows:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Net (losses) gains recognized during the period	$(21,986)	$13,994
Less: net (losses) gains recognized during the period on equity securities sold during the period	(1,395)	3,132
Unrealized (losses) gains recognized during the period on equity securities held	$(20,591)	$10,862

9.	Derivative Instruments

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

The notional value and fair value as of March 31, 2020 and December 31, 2019 for derivative instruments (excluding derivative instruments relating to our options desk trading activities discussed below) not designated as hedging instruments were as follows:

		Fair Value
	Notional Value	Derivative Assets	Derivative Liabilities
	(in thousands)
March 31, 2020:
Exchange-traded futures	$175,080	$1,505	$4,895
Currency forwards	85,003	8,414	7,943
Interest rate swaps	82,780	2,886	3,641
Credit default swaps	275,733	16,238	15,294
Total return swaps	90,608	2,351	8,283
Option swaps	354	1,172	—
Total derivatives	$709,558	$32,566	$40,056

December 31, 2019:
Exchange-traded futures	$171,112	$939	$871
Currency forwards	60,809	8,545	8,633
Interest rate swaps	92,756	1,746	2,254
Credit default swaps	168,303	2,151	5,611
Total return swaps	91,201	110	1,764
Option swaps	354	—	126
Total derivatives	$584,535	$13,491	$19,259

As of March 31, 2020 and December 31, 2019, the derivative assets and liabilities are included in both receivables and payables to brokers and dealers on our condensed consolidated statements of financial condition.

Index

The gains and losses for derivative instruments (excluding our options desk trading activities discussed below) for the three months ended March 31, 2020 and 2019 recognized in investment gains (losses) in the condensed consolidated statements of income were as follows:

	Three Months Ended March 31,
	2020	2019

Exchange-traded futures	$1,006	$(5,115)
Currency forwards	658	(40)
Interest rate swaps	(612)	(314)
Credit default swaps	12,101	(2,340)
Total return swaps	15,115	(11,956)
Option swaps	1,298	—
Net gains (losses) on derivative instruments	$29,566	$(19,765)

We may be exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments. We minimize our counterparty exposure through a credit review and approval process. In addition, we have executed various collateral arrangements with counterparties to the over-the-counter derivative transactions that require both pledging and accepting collateral in the form of cash. As of March 31, 2020 and December 31, 2019, we held $8.5 million and $0.3 million, respectively, of cash collateral payable to trade counterparties. This obligation to return cash is reported in payables to brokers and dealers in our condensed consolidated statements of financial condition.

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

Certain of our standardized contracts for over-the-counter derivative transactions (“ISDA Master Agreements”) contain credit risk related contingent provisions pertaining to each counterparty’s credit rating. In some ISDA Master Agreements, if the counterparty’s credit rating, or in some agreements, our assets under management (“AUM”), falls below a specified threshold, a termination event permitting us or the counterparty to terminate the ISDA Master Agreement would be triggered. In all agreements that provide for collateralization, various levels of collateralization of net liability positions are applicable, depending on the credit rating of the counterparty. As of March 31, 2020 and December 31, 2019, we delivered $9.6 million and $4.3 million, respectively, of cash collateral into brokerage accounts. We report this cash collateral in cash and cash equivalents in our condensed consolidated statements of financial condition.

As of March 31, 2020 and December 31, 2019, we held $36.8 million and $6.9 million, respectively, of long exchange-traded equity options, which are included in other investments on our condensed consolidated statements of financial condition. In addition, as of March 31, 2020 and December 31, 2019, we held $15.9 million and $12.3 million, respectively, of short exchange-traded equity options, which are included in securities sold not yet purchased on our condensed consolidated statements of financial condition. Our options desk provides our clients with equity derivative strategies and execution for exchange-traded options on single stocks, exchange-traded funds and indices. While predominately agency-based, the options desk may commit capital to facilitate a client’s transaction. Our options desk hedges the risks associated with this activity by taking offsetting positions in equities. For the three months ended March 31, 2020 and 2019, we recognized a gain of $18.4 million and a loss of $7.6 million, respectively, on equity option activity. These gains and losses are recognized in investment gains (losses) in the condensed consolidated statements of income.

10.	Offsetting Assets and Liabilities

See Note 14, Consolidated Company-Sponsored Investment Funds, for disclosure of offsetting assets and liabilities of our consolidated company-sponsored investment funds.

Index

Offsetting of assets as of March 31, 2020 and December 31, 2019 was as follows:

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
	(in thousands)
March 31, 2020:
Securities borrowed	$45,470	$—	$45,470	$(37,959)	$—	$7,511
Derivatives	$32,566	$—	$32,566	$—	$(8,479)	$24,087
Long exchange-traded options	$36,783	$—	$36,783	$—	$—	$36,783
December 31, 2019:
Securities borrowed	$38,993	$—	$38,993	$(38,993)	$—	$—
Derivatives	$13,491	$—	$13,491	$—	$(251)	$13,240
Long exchange-traded options	$6,931	$—	$6,931	$—	$—	$6,931

Offsetting of liabilities as of March 31, 2020 and December 31, 2019 was as follows:

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
	(in thousands)
March 31, 2020:
Derivatives	$40,056	$—	$40,056	$—	$(9,644)	$30,412
Short exchange-traded options	$15,884	$—	$15,884	$—	$—	$15,884
December 31, 2019:
Derivatives	$19,259	$—	$19,259	$—	$(4,276)	$14,983
Short exchange-traded options	$12,348	$—	$12,348	$—	$—	$12,348

Cash collateral, whether pledged or received on derivative instruments, is not considered material and, accordingly, is not disclosed by counterparty.

Index

11.	Fair Value

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Valuation of our financial instruments by pricing observability levels as of March 31, 2020 and December 31, 2019 was as follows (in thousands):

	Level 1	Level 2	Level 3	NAV Expedient(1)	Other	Total
March 31, 2020:
Money markets	$123,767	$—	$—	$—	$—	$123,767
Securities segregated (U.S. Treasury Bills)	—	2,012,198	—	—	—	2,012,198
Derivatives	1,505	31,061	—	—	—	32,566
Investments
Equity securities	136,573	17,589	118	159	—	154,439
Long exchange-traded options	36,783	—	—	—	—	36,783
Limited partnership hedge funds(2)	—	—	—	—	42,393	42,393
Time deposits(3)	—	—	—	—	17,303	17,303
Other investments	4,637	—	—	—	6,953	11,590
Total investments	177,993	17,589	118	159	66,649	262,508
Total assets measured at fair value	$303,265	$2,060,848	$118	$159	$66,649	$2,431,039

Securities sold not yet purchased
Short equities – corporate	$11,745	$—	$—	$—	$—	$11,745
Short exchange-traded options	15,884	—	—	—	—	15,884
Derivatives	4,895	35,161	—	—	—	40,056
Contingent payment arrangements	—	—	23,704	—	—	23,704
Total liabilities measured at fair value	$32,524	$35,161	$23,704	$—	$—	$91,389

Index

	Level 1	Level 2	Level 3	NAV Expedient(1)	Other	Total
December 31, 2019:
Money markets	$126,401	$—	$—	$—	$—	$126,401
Securities segregated (U.S. Treasury Bills)	—	1,094,866	—	—	—	1,094,866
Derivatives	939	12,552	—	—	—	13,491
Investments
Equity securities	170,946	8,952	119	314	—	180,331
Long exchange-traded options	6,931	—	—	—	—	6,931
Limited partnership hedge funds(2)	—	—	—	—	47,361	47,361
Time deposits(3)	—	—	—	—	18,281	18,281
Other investments	5,883	—	—	—	8,007	13,890
Total investments	183,760	8,952	119	314	73,649	266,794
Total assets measured at fair value	$311,100	$1,116,370	$119	$314	$73,649	$1,501,552

Securities sold not yet purchased
Short equities – corporate	$17,809	$—	$—	$—	$—	$17,809
Short exchange-traded options	12,348	—	—	—	—	12,348
Derivatives	871	18,388	—	—	—	19,259
Contingent payment arrangements	—	—	22,911	—	—	22,911
Total liabilities measured at fair value	$31,028	$18,388	$22,911	$—	$—	$72,327

(1) Investments measured at fair value using NAV (or its equivalent) as a practical expedient.
(2) Investments in equity method investees that are not measured at fair value in accordance with GAAP.
(3) Investments carried at amortized cost that are not measured at fair value in accordance with GAAP.

Other investments include (i) an investment in a software publishing company that does not have a readily available fair value ($1.0 million as of both March 31, 2020 and December 31, 2019), (ii) an investment in a start-up company that does not have a readily available fair value (this investment was written down to zero as of March 31, 2020 and was $0.9 million as of December 31, 2019), (iii) an investment in an equity method investee that is not measured at fair value in accordance with GAAP ($2.7 million as of March 31, 2020 and $2.9 million as of December 31, 2019), and (iv) broker dealer exchange memberships that are not measured at fair value in accordance with GAAP ($3.2 million as of both March 31, 2020 and December 31, 2019).
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

Index

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

During the three months ended March 31, 2020 there were no transfers between Level 2 and Level 3 securities.
The change in carrying value associated with Level 3 financial instruments carried at fair value, classified as private equity and equity securities, is as follows:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Balance as of beginning of period	$119	$142
Purchases	—	—
Sales	—	—
Realized gains (losses), net	—	—
Unrealized gains (losses), net	(1)	(27)
Balance as of end of period	$118	$115

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
We acquired Autonomous Research LLP ("Autonomous") in 2019 and Ramius Alternative Solutions LLC in 2016, both of which included contingent consideration arrangements as part of the purchase price. The change in carrying value associated with Level 3 financial instruments carried at fair value, classified as contingent payment arrangements, is as follows:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Balance as of beginning of period	$22,911	$7,336
Addition	—	—
Accretion	793	54
Payments	—	—
Balance as of end of period	$23,704	$7,390

During 2019, we recorded a $17.4 million contingent consideration payable for our 2019 acquisition based on projected fee revenues over a five-year measurement period. The liability was valued using expected revenue growth rates ranging from 0.7% to 2.5% and a discount rate of 10.4%, reflecting a 3.5% risk-free rate, based on our cost of debt, and a 6.9% market price of risk adjustment rate. Additionally, we recorded a $3.1 million change in estimate for the contingent consideration payable related to our 2016 acquisition. The liability relating to our 2016 acquisition was valued using a revised revenue growth rate of 50% over the remaining measurement periods and a 3.0% discount rate.

As of March 31, 2020 and December 31, 2019, acquisition-related contingent liabilities with a fair value of $23.7 million and $22.9 million, respectively, remain relating to our 2019 and 2016 acquisitions.

Index

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We did not have any material assets or liabilities that were measured at fair value for impairment on a nonrecurring basis during the three months ended March 31, 2020 or during the year ended December 31, 2019.

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
Since 2010, we have sub-leased over one million square feet of office space. On January 1, 2019, the previously recorded liability relating to our global space consolidation initiatives of $85.8 million was offset as a reduction to our operating right-of-use assets.
Leases included in the condensed consolidated statement of financial condition as of March 31, 2020 and December 31, 2019 were as follows:

	Classification	March 31, 2020	December 31, 2019
		(in thousands)
Operating Leases
Operating lease right-of-use assets	Right-of-use assets	$337,933	$360,185
Operating lease liabilities	Lease liabilities	438,854	465,907

Finance Leases
Property and equipment, gross	Right-of-use assets	5,167	3,825
Amortization of right-of-use assets	Right-of-use assets	(1,440)	(1,317)
Property and equipment, net		3,727	2,508
Finance lease liabilities	Lease liabilities	3,736	2,544

The components of lease expense included in the condensed consolidated statement of income as of March 31, 2020 and March 31, 2019 were as follows:

		Three Months Ended March 31,
	Classification	2020	2019
		(in thousands)
Operating lease cost	General and administrative	$23,004	$27,141

Financing lease cost:
Amortization of right-of-use assets	General and administrative	477	286
Interest on lease liabilities	Interest expense	26	17
Total finance lease cost		503	303
Variable lease cost (1)	General and administrative	9,477	9,873
Sublease income	General and administrative	(9,615)	(14,463)
Net lease cost		$23,369	$22,854
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

Index

Maturities of lease liabilities were as follows:

	Operating Leases	Financing Leases	Total
Year ending December 31,	(in thousands)
2020 (excluding the three months ended March 31, 2020)	$81,317	$1,420	$82,737
2021	103,630	1,142	104,772
2022	89,572	757	90,329
2023	82,505	526	83,031
2024	79,600	23	79,623
Thereafter	42,974	—	42,974
Total lease payments	479,598	3,868	483,466
Less interest	(40,744)	(132)
Present value of lease liabilities	$438,854	$3,736
During October 2018, we signed a lease, which commences in mid-2020, relating to 218,976 square feet of space at our new Nashville headquarters. Our estimated total base rent obligation (excluding taxes, operating expenses and utilities) over the 15-year initial lease term is $134 million. During April 2019, we signed a lease, which commences in 2024, relating to approximately 190,000 square feet of space in New York City. Our estimated total base rent obligation (excluding taxes, operating expenses and utilities) over the 20-year lease term is approximately $448 million.

Lease term and discount rate:
Weighted average remaining lease term (years)
Operating leases	5.04
Finance leases	2.87
Weighted average discount rate
Operating leases	3.52%
Finance leases	2.71%

Supplemental cash flow information related to leases was as follows:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$29,698	$35,728
Operating cash flows from financing leases	26	17
Financing cash flows from finance leases	504	282
Right-of-use assets obtained in exchange for lease obligations(1):
Operating leases	—	2,289
Finance leases	1,695	—

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

Index

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
The balances of consolidated VIEs and VOEs included in our condensed consolidated statements of financial condition were as follows:

	March 31, 2020			December 31, 2019
	(in thousands)
	VIEs	VOEs	Total	VIEs	VOEs	Total
Cash and cash equivalents	$83,067	$4,210	$87,277	$9,623	$1,810	$11,433
Investments	273,445	170,027	443,472	404,624	176,380	581,004
Other assets	20,444	19,094	39,538	9,618	10,192	19,810
Total assets	$376,956	$193,331	$570,287	$423,865	$188,382	$612,247

Liabilities	$73,325	$31,550	$104,875	$12,147	$18,870	$31,017
Redeemable non-controlling interest	179,090	45,810	224,900	273,219	52,342	325,561
Partners' capital attributable to AB Unitholders	124,541	115,971	240,512	138,499	117,170	255,669
Total liabilities, redeemable non-controlling interest and partners' capital	$376,956	$193,331	$570,287	$423,865	$188,382	$612,247

Fair Value
Cash and cash equivalents include cash on hand, demand deposits, overnight commercial paper and highly liquid investments with original maturities of three months or less. Due to the short-term nature of these instruments, the recorded value has been determined to approximate fair value.

Index

Valuation of consolidated company-sponsored investment funds' financial instruments by pricing observability levels as of March 31, 2020 and December 31, 2019 was as follows (in thousands):

	Level 1	Level 2	Level 3	Total
March 31, 2020:
Investments - VIEs	$19,040	$254,011	$394	$273,445
Investments - VOEs	77,460	92,427	140	170,027
Derivatives - VIEs	2,421	5,471	—	7,892
Derivatives - VOEs	187	13,154	—	13,341
Total assets measured at fair value	$99,108	$365,063	$534	$464,705

Derivatives - VIEs	469	6,134	—	6,603
Derivatives - VOEs	252	12,461	—	12,713
Total liabilities measured at fair value	$721	$18,595	$—	$19,316

December 31, 2019:
Investments - VIEs	$28,270	$375,559	$795	$404,624
Investments - VOEs	104,069	72,252	59	176,380
Derivatives - VIEs	139	4,694	—	4,833
Derivatives - VOEs	76	4,263	—	4,339
Total assets measured at fair value	$132,554	$456,768	$854	$590,176

Derivatives - VIEs	$835	$3,724	$—	$4,559
Derivatives - VOEs	101	4,982	—	5,083
Total liabilities measured at fair value	$936	$8,706	$—	$9,642

See Note 11 for a description of the fair value methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.

The change in carrying value associated with Level 3 financial instruments carried at fair value within consolidated company-sponsored investment funds was as follows:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Balance as of beginning of period	$854	$8,373
Transfers (out) in	231	(97)
Purchases	33	2,111
Sales	(362)	(284)
Realized gains (losses), net	—	2
Unrealized gains (losses), net	(224)	149
Accrued discounts	2	7
Balance as of end of period	$534	$10,261

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

Derivative Instruments
As of March 31, 2020 and December 31, 2019, the VIEs held $1.3 million and $0.3 million (net) of futures, forwards and swaps within their portfolios, respectively. For the three months ended March 31, 2020 and 2019, we recognized $1.7 million of losses and $1.1 million of gains, respectively, on these derivatives. These losses and gains are recognized in investment gains (losses) in the condensed consolidated statements of income.
As of March 31, 2020 and December 31, 2019, the VIEs held $33.1 million and $1.6 million, respectively, of cash collateral payable to trade counterparties. This obligation to return cash is reported in the liabilities of consolidated company-sponsored investment funds in our condensed consolidated statements of financial condition.
As of March 31, 2020 and December 31, 2019, the VIEs delivered $59.0 million and $3.2 million, respectively, of cash collateral into brokerage accounts. The VIEs report this cash collateral in the consolidated company-sponsored investment funds cash and cash equivalents in our condensed consolidated statements of financial condition.
As of March 31, 2020 and December 31, 2019, the VOEs held $0.6 million and $0.7 million, respectively, (net) of futures, forwards, options and swaps within their portfolios. For the three months ended March 31, 2020 and 2019, we recognized $0.1 million of losses and $0.1 million of gains, respectively, on these derivatives. These gains and losses are recognized in investment gains (losses) in the condensed consolidated statements of income.
As of March 31, 2020 and December 31, 2019, the VOEs held $0.6 million and $0.5 million, respectively, of cash collateral payable to trade counterparties. This obligation to return cash is reported in the liabilities of consolidated company-sponsored investment funds in our condensed consolidated statements of financial condition.
As of March 31, 2020 and December 31, 2019, the VOEs delivered $2.8 million and $1.2 million, respectively, of cash collateral in brokerage accounts. The VOEs report this cash collateral in the consolidated company-sponsored investment funds cash and cash equivalents in our condensed consolidated statements of financial condition.
Offsetting Assets and Liabilities
Offsetting of derivative assets of consolidated company-sponsored investment funds as of March 31, 2020 and December 31, 2019 was as follows:

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
	(in thousands)
March 31, 2020:
Derivatives - VIEs	$7,892	$—	$7,892	$—	$(7,892)	$—
Derivatives - VOEs	$13,341	$—	$13,341	$—	$(580)	$12,761
December 31, 2019:
Derivatives - VIEs	$4,833	$—	$4,833	$—	$(1,631)	$3,202
Derivatives - VOEs	$4,339	$—	$4,339	$—	$(534)	$3,805

Index

Offsetting of derivative liabilities of consolidated company-sponsored investment funds as of March 31, 2020 and December 31, 2019 was as follows:

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
	(in thousands)
March 31, 2020:
Derivatives - VIEs	$6,603	$—	$6,603	$—	$(6,603)	$—
Derivatives - VOEs	$12,713	$—	$12,713	$—	$(2,797)	$9,916
December 31, 2019:
Derivatives - VIEs	$4,559	$—	$4,559	$—	$(3,155)	$1,404
Derivatives - VOEs	$5,083	$—	$5,083	$—	$(1,201)	$3,882

Cash collateral, whether pledged or received on derivative instruments, is not considered material and, accordingly, is not disclosed by counterparty.
Non-Consolidated VIEs
As of March 31, 2020, the net assets of company-sponsored investment products that are non-consolidated VIEs are approximately $80.5 billion, and our maximum risk of loss is our investment of $6.7 million in these VIEs and our advisory fee receivables from these VIEs, which are not material.

15.	Units Outstanding

Changes in AB Units outstanding during the three-month period ended March 31, 2020 were as follows:

Outstanding as of December 31, 2019	270,380,314
Options exercised	5,182
Units issued	344,698
Units retired	(748,763)
Outstanding as of March 31, 2020	269,981,431

16.	Debt

AB has an $800.0 million committed, unsecured senior revolving credit facility (the “Credit Facility”) with a group of commercial banks and other lenders, which matures on September 27, 2023. The Credit Facility provides for possible increases in the principal amount by up to an aggregate incremental amount of $200.0 million; any such increase is subject to the consent of the affected lenders. The Credit Facility is available for AB and Sanford C. Bernstein & Co., LLC ("SCB LLC") business purposes, including the support of AB’s commercial paper program. Both AB and SCB LLC can draw directly under the Credit Facility and management may draw on the Credit Facility from time to time. AB has agreed to guarantee the obligations of SCB LLC under the Credit Facility.

The Credit Facility contains affirmative, negative and financial covenants, which are customary for facilities of this type, including restrictions on dispositions of assets, restrictions on liens, a minimum interest coverage ratio and a maximum leverage ratio. As of March 31, 2020, we were in compliance with these covenants. The Credit Facility also includes customary events of default (with customary grace periods, as applicable), including provisions under which, upon the occurrence of an event of default, all outstanding loans may be accelerated and/or lender’s commitments may be terminated. Also, under such provisions, upon the occurrence of certain insolvency- or bankruptcy-related events of default, all amounts payable under the Credit Facility would automatically become immediately due and payable, and the lender’s commitments automatically would terminate.

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

As of March 31, 2020 and December 31, 2019, we had no amounts outstanding under the Credit Facility. During the first three months of 2020 and the full year 2019, we did not draw upon the Credit Facility.

In addition to the Credit Facility, AB has a $900.0 million committed, unsecured senior credit facility (“EQH Facility”) with EQH. The EQH Facility matures on November 4, 2024 and is available for AB's general business purposes. Borrowings under the EQH Facility generally bear interest at a rate per annum based on prevailing overnight commercial paper rates.

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

As of March 31, 2020 and December 31, 2019, AB had $830.0 million and $560.0 million outstanding under the EQH Facility with interest rates of approximately 0.2% and 1.6%, respectively. Average daily borrowings on the EQH Facility for the first three months of 2020 and for the 57 days it was available in 2019 were $592.1 million and $358.6 million, respectively, with weighted average interest rates of approximately 1.3% and 1.6%, respectively.

As of March 31, 2020, we had $104.8 million in commercial paper outstanding with a weighted average interest rate of approximately 2.1%. As of December 31, 2019, we had no commercial paper outstanding. The commercial paper is short term in nature, and as such, recorded value is estimated to approximate fair value (and considered a Level 2 security in the fair value hierarchy). Average daily borrowings of commercial paper during the first three months of 2020 and the 317 days commercial paper was outstanding in 2019 were $44.7 million and $438.6 million, respectively, with weighted average interest rates of approximately 1.9% and 2.6%, respectively.

AB has a $200.0 million committed, unsecured senior revolving credit facility (the "Revolver") with a leading international bank, which matures on November 16, 2021. The Revolver is available for AB's and SCB LLC's business purposes, including the provision of additional liquidity to meet funding requirements primarily related to SCB LLC's operations. Both AB and SCB LLC can draw directly under the Revolver and management expects to draw on the Revolver from time to time. AB has agreed to guarantee the obligations of SCB LLC under the Revolver. The Revolver contains affirmative, negative and financial covenants that are identical to those of the Credit Facility. As of both March 31, 2020 and December 31, 2019, we had no amounts outstanding under the Revolver. Average daily borrowings under the Revolver during the first three months of 2020 and full year 2019 were $23.9 million and $23.5 million, respectively, with weighted average interest rates of approximately 2.3% and 3.2%, respectively.

In addition, SCB LLC currently has three uncommitted lines of credit with three financial institutions. Two of these lines of credit permit us to borrow up to an aggregate of approximately $175.0 million, with AB named as an additional borrower, while the other line has no stated limit. As of March 31, 2020 and December 31, 2019, SCB LLC had no outstanding balance on these lines of credit. Average daily borrowings on the lines of credit during the first three months of 2020 and full year 2019 were $3.3 million and $1.9 million, respectively, with weighted average interest rates of approximately 2.0% and 1.9%, respectively.

Index

17.	Non-controlling Interests

Non-controlling interest in net income for the three months ended March 31, 2020 and 2019 consisted of the following:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Non-redeemable non-controlling interests:
Consolidated company-sponsored investment funds	$—	$—
Other	—	16
Total non-redeemable non-controlling interests	—	16
Redeemable non-controlling interests:
Consolidated company-sponsored investment funds	(25,571)	10,100
Total non-controlling interest in net income	$(25,571)	$10,116

Redeemable non-controlling interest as of March 31, 2020 and December 31, 2019 consisted of the following:

	March 31, 2020	December 31, 2019
	(in thousands)
Consolidated company-sponsored investment funds	$224,900	$325,561
Total redeemable non-controlling interest	$224,900	$325,561

18. Acquisition

During March 2020, we acquired a 100% interest in Asturias Capital LLC, an alternative strategy investment management firm focused on the technology, media and telecommunication sectors, with $211 million of assets under management for $12.1 million. The excess of the purchase price over the fair value of identifiable net assets acquired of $1.0 million resulted in the recognition of $11.1 million of goodwill. The purchase price allocation to fair value two investment management contracts will be finalized during the second quarter of 2020; once the valuation is complete, an adjustment will be recorded between goodwill and intangible assets. This acquisition will not have a material impact on our financial condition or results of operations. As a result, we will not provide supplemental pro forma information.
19. Subsequent Event

During April 2020, we provided a $125 million credit facility, through a Master Repurchase Agreement (“MRA”), to one of our sponsored private investment funds, of which $30 million has been drawn upon as of April 28, 2020. The amounts drawn upon the MRA, which are payable on demand, are collateralized by assets of the fund, can be repaid at any time prior to maturity and bear interest based upon the interest rate established at the time of each borrowing. The amounts outstanding under the MRA are not expected to have a material impact on our financial condition or results of operations.

Index

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

Impact of COVID-19
General Economic Conditions
During the first quarter of 2020, the novel coronavirus global pandemic ("COVID-19") significantly impacted the global economy. The impact has been profound, has continued in April 2020 and is likely to persist for months to come. The overall extent and duration of COVID-19 on businesses and economic activity generally remains unclear, but a severe recession is expected. Economic effects from COVID-19, which have impacted virtually all countries and industries, have included:

•	Many small businesses being forced to interrupt their operations and as a result, lay off employees or even close;

•	Large-scale population lock-downs, travel restrictions and social-distancing measures have been implemented, driving a sharp decline in consumer and business spending; and

•
Significant declines and volatility in global financial markets, including approximate 23.2% and 20.0% declines in the Dow Jones Industrial Average and S&P 500 Index, respectively, during the first quarter (please see "Market Environment" below for additional details).

Governments around the world have responded to COVID-19 with economic stimulus measures, including a $2 trillion emergency relief bill passed in the U.S. These measures are intended to steady businesses and consumers until economic activity and financial markets meaningfully recover. The timing and magnitude of any such recovery, however, remains uncertain.

AB Impact

We quickly responded as COVID-19 evolved during the first quarter of 2020 in the various jurisdictions where we operate, including the U.S., the U.K., Hong Kong, Shanghai, Singapore and Taiwan. We implemented business continuity measures, including travel restrictions and a work-from-home requirement for almost all personnel (other than a relatively small number of employees whose physical presence in our offices was considered critical), to ensure operating continuity for all critical functions. We also instituted a notification process for any employee who tests positive for COVID-19 or has been exposed to someone else who has tested positive. Certain key functions of the business, such as Risk Management, Business Continuity, Finance and Human Capital, have been in constant communication and monitored the evolution of the pandemic to keep our employees safe and advised of key developments. Additionally, we have continued to communicate with the World Health Organization and the U.S. Centers for Disease Control and Prevention to ensure we have current information. Technology enhancements have been made to support remote work, including rolling out virtual programs to support business functions as well as the physical and emotional well-being of our employees. Additionally, daily communications and updates on the virus and the Company's response are posted in the company's internal website to ensure transparent communication with our employees. If any of our employees test positive for COVID-19 or come in contact with someone who has the virus, they are required to contact AB immediately for support. We believe that our business continuity plan and technology enhancements appropriately support the continued effectiveness of our employees working remotely.

Asset managers, such as AB, rely heavily on the performance of the financial markets to largely determine assets under management (“AUM”) and revenues. While our results for the first quarter of 2020 remained strong, these results reflected financial market conditions during January and February, which were not adversely affected by COVID-19. Market conditions deteriorated dramatically during March. The ongoing economic impact of COVID-19 and any continued declines in the financial markets could have a significant adverse effect on our AUM and revenues, particularly if economic activity and financial markets do not recover or recover slowly. Although countries throughout the world are beginning the process of planning for opening or actually opening, their economies, this will be a gradual process, and there is a significant risk that the opening process will have to be interrupted if infection rates begin to increase again. Also, there is the prospect that high levels of unemployment and reluctance of consumers to resume spending will do long-term damage to the global economy, which would have an adverse effect on our business. Additionally, as most of our workforce is now working remotely, we are mindful of increased risk related to cyber attacks, which could significantly disrupt our business functions.

Given the significant volatility of the financial markets and the steep decline in the price of an AB Holding Unit during the first quarter of 2020, and the relevance of these factors to our analysis of whether our goodwill or intangible assets may be impaired, we performed interim impairment tests to determine if it is more likely than not that an impairment exists. We have determined that the fair value of our reporting unit exceeded carrying value as of March 31, 2020 and, accordingly, no goodwill impairment existed. We also determined that the fair value of our intangible assets exceeded their carrying values as of March 31, 2020 and, accordingly, no intangible asset impairment existed. Please see note 2 in the interim financial statements for further discussion of goodwill impairment.

Index

Executive Overview
Our total assets under management (“AUM”) as of March 31, 2020 were $541.8 billion, down $81.1 billion, or 13.0%, compared to December 31, 2019, and down $12.9 billion, or 2.3%, compared to March 31, 2019. During the first quarter of 2020, AUM decreased as a result of market depreciation of $75.7 billion and net outflows of $5.6 billion (primarily due to Retail net outflows of $5.4 billion). During the twelve months ended March 31, 2020, AUM decreased as a result of market depreciation of $30.8 billion, partially offset by net inflows of $18.6 billion (Retail net inflows of $13.1 billion and Institutional net inflows of $7.6 billion, partially offset by net outflows of $2.1 billion for Private Wealth Management).

Institutional AUM decreased $26.0 billion, or 9.2%, to $256.7 billion during the first quarter of 2020, due to market depreciation of $26.5 billion, partially offset by net inflows of $0.4 billion. Gross sales decreased sequentially from $5.4 billion during the fourth quarter of 2019 to $3.9 billion during the first quarter of 2020. Redemptions and terminations increased sequentially from $1.3 billion to $2.9 billion.

Retail AUM decreased $40.6 billion, or 17.0%, to $198.6 billion during the first quarter of 2020, due to market depreciation of $35.3 billion and net outflows of $5.4 billion. Gross sales increased sequentially from $18.9 billion during the fourth quarter of 2019 to $24.2 billion during the first quarter of 2020. Redemptions and terminations increased sequentially from $11.6 billion to $25.6 billion.

Private Wealth Management AUM decreased $14.5 billion, or 14.4%, to $86.5 billion during the first quarter of 2020, due to market depreciation of $13.9 billion and net outflows of $0.6 billion. Gross sales increased sequentially from $2.7 billion during the fourth quarter of 2019 to $3.5 billion during the first quarter of 2020. Redemptions and terminations increased sequentially from $2.7 billion to $4.2 billion.

Bernstein Research Services revenue for the first quarter of 2020 was $129.2 million, up $39.0 million, or 43.2%, compared to the first quarter of 2019 due to increased customer trading activity attributed to greater global market volatility, as well as the inclusion of revenues from our acquisition of Autonomous (which closed on April 1, 2019).

Net revenues for the first quarter of 2020 increased $78.7 million, or 9.9%, to $874.2 million from $795.5 million in the first quarter of 2019. The increase was primarily due to higher investment advisory base fees of $61.4 million, higher Bernstein Research Services revenue of $39.0 million, higher distribution revenues of $30.3 million and higher performance-based fees of $3.8 million, partially offset by higher investment losses of $60.0 million. Operating expenses for the first quarter of 2020 increased $68.6 million, or 10.9%, to $695.9 million from $627.3 million in the first quarter of 2019. The increase was primarily due to higher promotion and servicing expenses of $42.1 million, higher employee compensation and benefits expenses of $23.0 million and higher general and administrative expenses of $4.4 million. Our operating income increased $10.1 million, or 6.0%, to $178.2 million from $168.2 million and our operating margin increased to 23.3% in the first quarter of 2020 from 19.9% in the first quarter of 2019.

Market Environment
Although the first quarter started strong, dramatic market declines were prevalent at the end of the quarter, as global markets reacted to the impact of COVID-19. The S&P 500, Dow Jones Industrial Average and Nasdaq each finished the quarter in negative territory. Specifically, the S&P 500 experienced its biggest quarterly decline since 1938 and the Dow Jones Industrial had its worst quarter since 1987. Central banks, particularly the U.S. Federal Reserve, took swift and far-reaching action to provide liquidity and inject stability into the bond market. The U.S. government released a $2 trillion emergency relief bill. Stimulus packages are forthcoming from around the globe in an attempt to avoid an economic collapse, while the world seeks medical solutions to the virus. In the U.K., the Bank of England cut interest rates to near zero and the government announced over 1% of GDP in stimulus measures. In China, as the number of COVID-19 cases declines, daily economic activity is resuming. Government stimulus in China is being provided, while local provinces have already announced infrastructure projects, and the People’s Bank of China has cut interest rates and the reserve ratio requirement several times.

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
Relationship with Equitable Holdings and AXA
During the second quarter of 2018, AXA S.A. ("AXA") completed the sale of a minority stake in Equitable Holdings, Inc. (“EQH”) through an initial public offering ("IPO"). Since then, AXA has completed additional offerings and taken other steps, most recently during the fourth quarter of 2019. As a result, AXA owned less than 10% of the outstanding common stock of EQH as of March 31, 2020.

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

Our ending AUM at March 31, 2020 reflects $1 billion in outflows resulting from AXA S.A.'s redemption of certain low-fee fixed income mandates. We expect these redemptions to total approximately $14 billion and to be completed in the first half of 2020.  The revenue we earn from the management of these assets is not significant.

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

During the transition period, which began in 2018 and is expected to continue through 2024, we currently estimate that we will incur transition costs of approximately $155 million to $165 million. These costs include employee relocation, severance, recruitment, and overlapping compensation and occupancy costs. Over this same period, we expect to realize total expense savings of approximately $180 million to $190 million, an amount greater than the total transition costs. However, we currently are incurring transition costs which exceed realized expense savings. Through the end of 2019, we incurred $43 million of cumulative transition costs compared to $16 million of cumulative savings, resulting in an overall net cost of $27 million for the 2018 through 2019 periods. In addition, we incurred $8 million of transition costs for the three months ended March 31, 2020 compared to $6 million of expense savings resulting in an overall net cost of $2 million for the period. We currently anticipate an EPU reduction in 2020 of approximately $0.06 resulting from our relocation strategy, which would equal the EPU reduction that occurred in 2019. We also expect to achieve breakeven or a slight accretion in EPU in 2021 and then achieve EPU accretion in each year thereafter. Beginning in 2025, once the transition period has been completed, we estimate ongoing annual expense savings of approximately $75 million to $80 million, which will result from a combination of occupancy and compensation-related savings. Our estimates for both the transition costs and the corresponding expense savings are based on our current assumptions of employee relocation costs, severance and overlapping compensation, and occupancy costs. In addition, our estimates for both the timing of when we incur transition costs and realize the related expense savings are based on our current relocation implementation plan and the timing for execution of each phase. The actual total charges we eventually record, the related expense savings we realize, and timing and magnitude of EPU impact are expected to differ from our current estimates as we implement each phase of our headquarters relocation.

Index

During October 2018, we signed a lease, which commences in mid-2020, relating to 218,976 square feet of space at our new Nashville headquarters. Our estimated total base rent obligation (excluding taxes, operating expenses and utilities) over the 15-year initial lease term is $134 million.

Although we have presented our transition costs and annual expense savings with numerical specificity, and we believe these targets to be reasonable as of the date of this report, the uncertainties surrounding the assumptions we discuss above create a significant risk that these targets may not be achieved.  Accordingly, the expenses we actually incur and the savings we actually realize may differ from our targets, particularly if actual events adversely differ from one or more of our key assumptions.  The transition costs and expense savings, together with their underlying assumptions, are Forward-Looking Statements and can be affected by any of the factors discussed in “Risk Factors” and “Cautions Regarding Forward-Looking Statements” in this 10-Q and our 2019 10-K.  We strongly caution investors not to place undue reliance on any of these assumptions or our cost and expense targets.  Except as may be required by applicable securities laws, we are not under any obligation, and we expressly disclaim any obligation, to update or alter any assumptions, estimates, financial goals, targets, projections or other related statements that we may make.

Adjusted Operating Margin Target

We previously adopted a goal of increasing our adjusted operating margin to a target of 30% by 2020 (the “2020 Margin Target”), subject to the assumptions, factors and contingencies described as part of the initial disclosure of this target. Our adjusted operating margin, which was 27.5% during 2019, increased to 27.6% during the first three months of 2020.

Our AUM and, therefore, our investment advisory revenues, including performance-based fee revenues, are heavily dependent on the level and volatility of the financial markets. Based upon our current revenue and expense projections, we do not believe that achieving the 2020 Margin Target is likely. However, we are taking additional actions to better align our expenses with our expected revenues. We remain committed to achieving an adjusted operating margin of 30% in years subsequent to 2020 and will take continued actions in this regard, subject to prevailing market conditions and the evolution of our business mix. Furthermore, our revenues may continue to be affected by the severe economic impact of COVID-19. Please refer to “Risk Factors” below for additional information regarding the effect on our business COVID-19 has had and may continue to have.

Index

Assets Under Management

Assets under management by distribution channel are as follows:

	As of March 31,
	2020	2019	$ Change	% Change
	(in billions)

Institutions	$256.7	$256.6	$0.1	—%
Retail	198.6	201.9	(3.3)	(1.6)
Private Wealth Management	86.5	96.2	(9.7)	(10.1)
Total	$541.8	$554.7	$(12.9)	(2.3)

Assets under management by investment service are as follows:

	As of March 31,
	2020	2019	$ Change	% Change
	(in billions)
Equity
Actively Managed	$141.5	$155.1	$(13.6)	(8.8)%
Passively Managed(1)	47.2	55.8	(8.6)	(15.5)
Total Equity	188.7	210.9	(22.2)	(10.6)

Fixed Income
Actively Managed
Taxable	236.1	227.2	8.9	3.9
Tax–exempt	45.9	43.8	2.1	5.0
	282.0	271.0	11.0	4.1

Passively Managed(1)	10.3	9.3	1.0	10.7
Total Fixed Income	292.3	280.3	12.0	4.3

Other(2)
Actively Managed	59.4	62.4	(3.0)	4.8
Passively Managed(1)	1.4	1.1	0.3	36.2
Total Other	60.8	63.5	(2.7)	(4.1)
Total	$541.8	$554.7	$(12.9)	(2.3)

(1)Includes index and enhanced index services.
(2)Includes certain multi-asset solutions and services and certain alternative investments.

Index

Changes in assets under management for the three-month and twelve-month periods ended March 31, 2020 are as follows:

	Distribution Channel
	Institutions	Retail	Private Wealth Management	Total
	(in billions)
Balance as of December 31, 2019	$282.7	$239.2	$101.0	$622.9
Long-term flows:
Sales/new accounts	3.9	24.2	3.5	31.6
Redemptions/terminations	(2.9)	(25.6)	(4.2)	(32.7)
Cash flow/unreinvested dividends	(0.6)	(4.0)	0.1	(4.5)
Net long-term inflows (outflows)	0.4	(5.4)	(0.6)	(5.6)
Transfers	0.1	(0.1)	—	—
Acquisition	—	0.2	—	0.2
Market depreciation	(26.5)	(35.3)	(13.9)	(75.7)
Net change	(26.0)	(40.6)	(14.5)	(81.1)
Balance as of March 31, 2020	$256.7	$198.6	$86.5	$541.8

Balance as of March 31, 2019	$256.6	$201.9	$96.2	$554.7
Long-term flows:
Sales/new accounts	17.6	83.2	11.6	112.4
Redemptions/terminations	(9.6)	(59.6)	(13.8)	(83.0)
Cash flow/unreinvested dividends	(0.4)	(10.5)	0.1	(10.8)
Net long-term inflows (outflows)	7.6	13.1	(2.1)	18.6
Adjustments(3)	—	—	(0.9)	(0.9)
Transfers	0.1	(0.1)	—	—
Acquisition	—	0.2	—	0.2
Market depreciation	(7.6)	(16.5)	(6.7)	(30.8)
Net change	0.1	(3.3)	(9.7)	(12.9)
Balance as of March 31, 2020	$256.7	$198.6	$86.5	$541.8

Index

	Investment Service
	Equity Actively Managed	Equity Passively Managed(1)	Fixed Income Actively Managed - Taxable	Fixed Income Actively Managed - Tax- Exempt	Fixed Income Passively Managed(1)	Other(2)	Total
	(in billions)
Balance as of December 31, 2019	$177.2	$60.1	$258.3	$47.1	$9.3	$70.9	$622.9
Long-term flows:
Sales/new accounts	12.1	0.4	14.7	2.9	—	1.5	31.6
Redemptions/terminations	(9.1)	—	(19.8)	(2.9)	(0.1)	(0.8)	(32.7)
Cash flow/unreinvested dividends	(1.6)	(1.7)	(1.3)	—	0.8	(0.7)	(4.5)
Net long-term inflows (outflows)	1.4	(1.3)	(6.4)	—	0.7	—	(5.6)
Acquisition	—	—	—	—	—	0.2	0.2
Market (depreciation) appreciation	(37.1)	(11.6)	(15.8)	(1.2)	0.3	(10.3)	(75.7)
Net change	(35.7)	(12.9)	(22.2)	(1.2)	1.0	(10.1)	(81.1)
Balance as of March 31, 2020	$141.5	$47.2	$236.1	$45.9	$10.3	$60.8	$541.8

Balance as of March 31, 2019	$155.1	$55.8	$227.2	$43.8	$9.3	$63.5	$554.7
Long-term flows:
Sales/new accounts	38.9	0.9	56.2	10.4	0.1	5.9	112.4
Redemptions/terminations	(29.4)	(0.7)	(42.1)	(8.1)	(0.4)	(2.3)	(83.0)
Cash flow/unreinvested dividends	(5.2)	(4.8)	(1.1)	(0.2)	0.6	(0.1)	(10.8)
Net long-term inflows (outflows)	4.3	(4.6)	13.0	2.1	0.3	3.5	18.6
Adjustments(3)	—	—	(0.4)	(0.5)	—	—	(0.9)
Acquisition	—	—	—	—	—	0.2	0.2
Market (depreciation) appreciation	(17.9)	(4.0)	(3.7)	0.5	0.7	(6.4)	(30.8)
Net change	(13.6)	(8.6)	8.9	2.1	1.0	(2.7)	(12.9)
Balance as of March 31, 2020	$141.5	$47.2	$236.1	$45.9	$10.3	$60.8	$541.8

(1)Includes index and enhanced index services.
(2)Includes certain multi-asset solutions and services and certain alternative investments.
(3)Approximately $900 million of non-investment management fee earning taxable and tax-exempt money market assets were removed from assets under management during the second quarter of 2019.

Index

Net long-term inflows (outflows) for actively managed investment services as compared to passively managed investment services for the three-month and twelve-month periods ended March 31, 2020 are as follows:

	Periods Ended March 31, 2020
	Three-months	Twelve-months
	(in billions)
Actively Managed
Equity	$1.4	$4.3
Fixed Income	(6.4)	15.1
Other	(0.2)	2.9
	(5.2)	22.3
Passively Managed
Equity	(1.3)	(4.6)
Fixed Income	0.7	0.3
Other	0.2	0.6
	(0.4)	(3.7)
Total net long-term inflows	$(5.6)	$18.6

Average assets under management by distribution channel and investment service are as follows:

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
	(in billions)
Distribution Channel:
Institutions	$276.6	$252.2	$24.4	9.7%
Retail	229.0	193.4	35.6	18.4
Private Wealth Management	96.4	93.6	2.8	3.0
Total	$602.0	$539.2	$62.8	11.7
Investment Service:
Equity Actively Managed	$164.8	$148.5	$16.3	11.0%
Equity Passively Managed(1)	55.4	53.9	1.5	2.9
Fixed Income Actively Managed – Taxable	256.7	223.4	33.3	14.9
Fixed Income Actively Managed – Tax-exempt	47.7	42.6	5.1	12.1
Fixed Income Passively Managed(1)	9.7	9.4	0.3	2.6
Other (2)	67.7	61.4	6.3	10.1
Total	$602.0	$539.2	$62.8	11.7

(1)Includes index and enhanced index services.
(2)Includes certain multi-asset solutions and services and certain alternative investments.

Our Institutional channel first quarter average AUM of $276.6 billion increased $24.4 billion, or 9.7%, compared to the first quarter of 2019. However, ending Institutional AUM of $256.7 billion were flat over the last twelve months. This primarily resulted from net inflows of $7.6 billion, offset by market depreciation of $7.6 billion (with $26.5 billion of market depreciation occurring in the first quarter of 2020).
Our Retail channel first quarter average AUM of $229.0 billion increased $35.6 billion, or 18.4%, compared to the first quarter of 2019. However, ending Retail AUM decreased $3.3 billion, or 1.6%, to $198.6 billion over the last twelve months. The $3.3 billion decrease resulted from market depreciation of $16.5 billion (with $35.3 billion of market depreciation occurring in the first quarter of 2020), partially offset by net inflows of $13.1 billion.
Our Private Wealth Management channel first quarter average AUM of $96.4 billion increased $2.8 billion, or 3.0%, compared to the first quarter of 2019. However, ending Private Wealth Management AUM decreased $9.7 billion, or 10.1%, to $86.5 billion over the last twelve months. The $9.7 billion decrease resulted from market depreciation of $6.7 billion (with $13.9 billion of market depreciation occurring in the first quarter of 2020), net outflows of $2.1 billion and an adjustment of $0.9 billion in the second quarter of 2019 relating to the removal of non-investment management fee earning assets.

Index

Absolute investment composite returns, gross of fees, and relative performance as of March 31, 2020 compared to benchmarks for certain representative Institutional equity and fixed income services are as follows:

	1-Year	3-Year	5-Year

Global High Income - Hedged (fixed income)
Absolute return	(11.6)%	(1.8)%	1.6%
Relative return (vs. Bloomberg Barclays Global High Yield Index - Hedged)	(2.4)	(1.6)	(1.0)
Global Fixed Income - Unhedged (fixed income)
Absolute return	4.2	3.4	2.6
Relative return (vs. Bloomberg Barclays Global Treasury Index)	(1.1)	(0.5)	(0.3)
Global Plus - Hedged (fixed income)
Absolute return	2.4	3.3	3.1
Relative return (vs. Bloomberg Barclays Global Aggregate Index - Hedged)	(4.2)	(1.4)	(0.3)
Intermediate Municipal Bonds (fixed income)
Absolute return	1.6	2.5	2.2
Relative return (vs. Lipper Short/Int. Blended Muni Fund Avg)	(0.3)	0.3	0.5
U.S. Strategic Core Plus (fixed income)
Absolute return	5.8	4.2	3.4
Relative return (vs. Bloomberg Barclays U.S. Aggregate Index)	(3.2)	(0.7)	0.1
Emerging Market Debt (fixed income)
Absolute return	(9.8)	(1.3)	1.9
Relative return (vs. JPM EMBI Global/JPM EMBI)	(4.5)	(1.8)	(0.9)
U.S. Relative Value
Absolute return	(17.0)	0.2	3.4
Relative return (vs. Russell 1000 Value Index)	0.2	2.4	1.5
International Strategic Core Equity
Absolute return	(12.4)	1.3	2.9
Relative return (vs. MSCI EAFE Index)	2.0	3.2	3.6
U.S. Small & Mid Cap Value
Absolute return	(30.9)	(9.5)	(2.6)
Relative return (vs. Russell 2500 Value Index)	(2.3)	(1.1)	(0.4)
U.S. Strategic Value
Absolute return	(21.3)	(5.6)	(2.3)
Relative return (vs. Russell 1000 Value Index)	(4.1)	(3.5)	(4.2)
U.S. Small Cap Growth
Absolute return	(8.9)	11.3	9.0
Relative return (vs. Russell 2000 Growth Index)	9.7	11.2	7.3
U.S. Large Cap Growth
Absolute return	3.4	14.2	12.4
Relative return (vs. Russell 1000 Growth Index)	2.5	2.9	2.0
U.S. Small & Mid Cap Growth
Absolute return	(9.4)	9.3	7.3
Relative return (vs. Russell 2500 Growth Index)	5.0	5.9	3.6

Index

	1-Year	3-Year	5-Year
Concentrated U.S. Growth
Absolute return	(5.0)	9.8	9.0
Relative return (vs. S&P 500 Index)	2.0	4.7	2.2
Select U.S. Equity
Absolute return	(6.0)	6.0	6.6
Relative return (vs. S&P 500 Index)	1.0	0.9	(0.2)
Strategic Equities
Absolute return	(8.9)	4.2	5.5
Relative return (vs. Russell 3000 Index)	0.2	0.2	(0.3)
Global Core Equity
Absolute return	(9.4)	4.5	5.3
Relative return (vs. MSCI ACWI Index)	1.9	3.0	2.5
U.S. Strategic Core Equity
Absolute return	(5.7)	5.5	7.0
Relative return (vs. S&P 500 Index)	1.3	0.4	0.2
Select U.S. Equity Long/Short
Absolute return	(0.4)	5.8	5.2
Relative return (vs. S&P 500 Index)	6.6	0.7	(1.6)
Our fixed income investment performance lagged in the first quarter of 2020. Most fixed income strategies maintained a strategic overweight to credit sectors, several of which experienced liquidity challenges amplified by deleveraging as market participants sold assets. High yield spreads widened dramatically in a very short time period, impacting our high yield strategies, and both sector and security selection in our funds was suboptimal. As a result, relative performance of many of our funds was poor, negatively impacting our one-, three-, and five-year track records. While we believe that performance will improve over time as liquidity pressures abate, it is possible that we will experience heightened redemptions in some of our fixed income strategies as a result of our lagging performance in the first quarter. Performance may also adversely affect our future sales of these services.

Consolidated Results of Operations

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
	(in thousands, except per unit amounts)
Net revenues	$874,156	$795,462	$78,694	9.9%
Expenses	695,933	627,311	68,622	10.9
Operating income	178,223	168,151	10,072	6.0
Income taxes	9,474	8,921	553	6.2
Net income	168,749	159,230	9,519	6.0
Net income of consolidated entities attributable to non-controlling interests	(25,571)	10,116	(35,687)	n/m
Net income attributable to AB Unitholders	$194,320	$149,114	$45,206	30.3

Diluted net income per AB Unit	$0.71	$0.55	$0.16	29.1

Distributions per AB Unit	$0.71	$0.56	$0.15	26.8

Operating margin (1)	23.3%	19.9%

(1)Operating income excluding net income (loss) attributable to non-controlling interests as a percentage of net revenues.

Index

Net income attributable to AB Unitholders for the three months ended March 31, 2020 increased $45.2 million, or 30.3%, from the three months ended March 31, 2019. The increase primarily is due to (in millions):

Higher base advisory fees	$61.4
Higher Bernstein Research Services revenue	39.0
Higher net loss of consolidated entities attributable to non-controlling interest	35.7
Higher distribution revenues	30.3
Higher performance-based fees	3.8
Higher investment losses	(60.0)
Higher promotion and servicing expense	(42.1)
Higher employee compensation and benefits expense	(23.0)
Other	0.1
$45.2

Units Outstanding

Each quarter, we consider whether to implement a plan to repurchase AB Holding Units pursuant to Rules 10b5-1 and 10b-18 under the Exchange Act. A plan of this type allows a company to repurchase its shares at times when it otherwise might be prevented from doing so because of self-imposed trading blackout periods or because it possesses material non-public information. Each broker we select has the authority under, the terms and limitations specified in the plan, to repurchase AB Holding Units on our behalf in accordance with the terms of the plan. Repurchases are subject to regulations promulgated by the SEC, as well as certain price, market volume and timing constraints specified in the plan. The plan adopted during the first quarter of 2020 expired at the close of business on April 27, 2020. We may adopt additional plans in the future to engage in open-market purchases of AB Holding Units to help fund anticipated obligations under our incentive compensation award program and for other corporate purposes.

Cash Distributions

We are required to distribute all of our Available Cash Flow, as defined in the AB Partnership Agreement, to our Unitholders and the General Partner. Available Cash Flow typically is the adjusted diluted net income per unit for the quarter multiplied by the number of general and limited partnership interests at the end of the quarter. In future periods, management anticipates that Available Cash Flow will continue to be based on adjusted diluted net income per unit, unless management determines, with concurrence of the Board of Directors, that one or more adjustments that are made for adjusted net income should not be made with respect to the Available Cash Flow calculation. See Note 6 to our consolidated financial statements contained in Item 1 for a description of Available Cash Flow.

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

Index

	Three Months Ended March 31,
	2020	2019
	(in thousands, except per unit amounts)
Net revenues, US GAAP basis	$874,156	$795,462
Adjustments:
Distribution-related adjustments:
Distribution revenues	(130,857)	(100,509)
Investment advisory services fees	(14,814)	(8,986)
Pass-through adjustments:
Investment advisory services fees	(7,062)	(4,722)
Other revenues	(9,607)	(7,759)
Impact of consolidated company-sponsored funds	24,135	(10,959)
Long-term incentive compensation-related investment gains and dividend and interest	6,993	(4,643)
Write-down of investment	859	—
Adjusted net revenues	$743,803	$657,884

Operating income, US GAAP basis	$178,223	$168,151
Adjustments:
Real estate	(339)	—
Acquisition-related expenses	526	—
Long-term incentive compensation-related items	566	357
CEO's EQH award compensation	184	465
Write-down of investment	859	—
Sub-total of non-GAAP adjustments	1,796	822
Less: Net (loss) income of consolidated entities attributable to non-controlling interests	(25,571)	10,116
Adjusted operating income	205,590	158,857
Adjusted income taxes	10,362	8,435
Adjusted net income	$195,228	$150,422

Diluted net income per AB Unit, GAAP basis	$0.71	$0.55
Impact of non-GAAP adjustments	—	0.01
Adjusted diluted net income per AB Unit	$0.71	$0.56

Adjusted operating margin	27.6%	24.1%

Adjusted operating income for the three months ended March 31, 2020 increased $46.7 million, or 29.4%, from the three months ended March 31, 2019, primarily due to higher investment advisory base fees of $55.5 million, higher Bernstein Research Services revenues of $39.0 million, partially offset by higher employee compensation and benefits expense (excluding the impact of long-term incentive compensation-related items) of $34.5 million and higher net investment losses of $10.6 million.

Adjusted Net Revenues

Net Revenue, as adjusted, is reduced to exclude all of the company's distribution revenues, which are recorded as a separate line item on the consolidated statement of income, as well as a portion of investment advisory services fees received that is used to pay distribution and servicing costs. For certain products, based on the distinct arrangements, certain distribution fees are collected by us and passed-through to third-party client intermediaries, while for certain other products, we collect investment advisory services fees and a portion is passed-through to third-party client intermediaries. In both arrangements, the third-party client intermediary owns the relationship with the client and is responsible for performing services and distributing the product to the client on our behalf. We believe offsetting distribution revenues and certain investment advisory services fees is useful for our investors and other users of our financial statements because such presentation appropriately reflects the nature of these costs as

Index

pass-through payments to third parties that perform functions on behalf of our sponsored mutual funds and/or shareholders of these funds. Distribution-related adjustments fluctuate each period based on the type of investment products sold, as well as the average AUM over the period. Also, we adjust distribution revenues for the amortization of deferred sales commissions as these costs, over time, will offset such revenues.

Lastly, we adjust investment advisory and services fees and other revenues for pass through costs, primarily related to our transfer agent and shareholder servicing fees. These fees do not affect operating income, but they do affect our operating margin. As such, we exclude these fees from adjusted net revenues.

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

During the first quarter of 2020, we wrote-off an investment which had been received in exchange for the sale of software technology, bringing the balance to zero.

Adjusted Operating Income

Adjusted operating income represents operating income on a US GAAP basis excluding (1) real estate charges (credits), (2) acquisition-related expenses, (3) the impact on net revenues and compensation expense of the investment gains and losses (as well as the dividends and interest) associated with employee long-term incentive compensation-related investments, (4) our CEO's EQH award compensation, as discussed below, (5) the write-down of an investment (discussed immediately above), and (6) the impact of consolidated company-sponsored investment funds.

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

Prior to 2009, a significant portion of employee compensation was in the form of long-term incentive compensation awards that were notionally invested in AB investment services and generally vested over a period of four years. AB economically hedged the exposure to market movements by purchasing and holding these investments on its balance sheet. All such investments had vested as of year-end 2012 and the investments have been delivered to the participants, except for those investments with respect to which the participant elected a long-term deferral. Fluctuation in the value of these investments, which also impacts compensation expense, is recorded within investment gains and losses on the income statement and also impacts compensation expense. Management believes it is useful to reflect the offset achieved from economically hedging the market exposure of these investments in the calculation of adjusted operating income and adjusted operating margin. The non-GAAP measures exclude gains and losses and dividends and interest on employee long-term incentive compensation-related investments included in revenues and compensation expense.

The board of directors of EQH granted to Seth P. Bernstein (“CEO”), our President and Chief Executive Officer, equity awards in connection with EQH's IPO and Mr. Bernstein's membership on the EQH Management Committee. Mr. Bernstein may receive additional equity or cash compensation from EQH in the future related to his service on the Management Committee. Any awards granted to Mr. Bernstein by EQH are recorded as compensation expense in AB’s consolidated statement of income. The compensation expense associated with these awards has been excluded from our non-GAAP measures because they are non-cash and are based upon EQH's, and not AB's, financial performance.
The write-off of the investment has been excluded due to its non-recurring nature and because it is are not part of our core operating results.

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

Net Revenues

The components of net revenues are as follows:

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
	(in thousands)
Investment advisory and services fees:
Institutions:
Base fees	$110,363	$110,080	$283	0.3%
Performance-based fees	2,290	1,197	1,093	91.3
	112,653	111,277	1,376	1.2
Retail:
Base fees	296,371	241,985	54,386	22.5
Performance-based fees	749	155	594	n/m
	297,120	242,140	54,980	22.7
Private Wealth Management:
Base fees	206,853	200,165	6,688	3.3
Performance-based fees	5,099	3,012	2,087	69.3
	211,952	203,177	8,775	4.3
Total:
Base fees	613,587	552,230	61,357	11.1
Performance-based fees	8,138	4,364	3,774	86.5
	621,725	556,594	65,131	11.7

Bernstein Research Services	129,223	90,235	38,988	43.2
Distribution revenues	130,857	100,509	30,348	30.2
Dividend and interest income	20,465	27,346	(6,881)	(25.2)
Investment (losses) gains	(44,306)	15,735	(60,041)	n/m
Other revenues	25,511	22,206	3,305	14.9
Total revenues	883,475	812,625	70,850	8.7
Less: Interest expense	9,319	17,163	(7,844)	(45.7)
Net revenues	$874,156	$795,462	$78,694	9.9

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

We sometimes charge our clients performance-based fees. In these situations, we charge a base advisory fee and are eligible to earn an additional performance-based fee or incentive allocation that is calculated as either a percentage of absolute investment results or a percentage of investment results in excess of a stated benchmark over a specified time period. Some performance-based fees include a high-watermark provision, which generally provides that if a client account underperforms relative to its performance target (whether absolute or relative to a specified benchmark), it must gain back such underperformance before we can collect future performance-based fees. Therefore, if we fail to achieve our performance target for a particular period, we will not earn a performance-based fee for that period and, for accounts with a high-watermark provision, our ability to earn future performance-based fees will be impaired. We are eligible to earn performance-based fees on 7.8%, 8.4% and 0.7% of the assets we manage for institutional clients, private wealth clients and retail clients, respectively (in total, 5.3% of our AUM).

For the three months ended March 31, 2020, our investment advisory and services fees increased by $65.1 million, or 11.7%, from the three months ended March 31, 2019, primarily due to a $61.4 million, or 11.1%, increase in base fees, which primarily resulted from a 11.7% increase in average AUM. Additionally, performance-based fees increased $3.8 million.

Institutional investment advisory and services fees for the three months ended March 31, 2020 increased by $1.4 million, or 1.2%, from the three months ended March 31, 2019, primarily due to a $1.1 million increase in performance-based fees. Additionally, base fees increased $0.3 million, or 0.3%.

Retail investment advisory and services fees for the three months ended March 31, 2020 increased by $55.0 million, or 22.7%, from the three months ended March 31, 2019, due to an increase in base fees of $54.4 million, or 22.5%, primarily resulting from an 18.4% increase in average AUM. Additionally, performance-based fees increased $0.6 million.

Private Wealth Management investment advisory and services fees for the three months ended March 31, 2020 increased by $8.8 million, or 4.3%, from the three months ended March 31, 2019, primarily due to a $6.7 million, or 3.3% increase in base fees, which primarily resulted from a 3.0% increase in average AUM. Additionally, performance-based fees increased $2.1 million, or 69.3%.

Index

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
Revenues from Bernstein Research Services for the three months ended March 31, 2020 increased $39.0 million, or 43.2%, compared to the corresponding period in 2019 due to increased customer trading activity attributed to greater global market volatility, as well as the inclusion of revenues from our acquisition of Autonomous (which closed on April 1, 2019).

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
Distribution revenues for the three months ended March 31, 2020 increased $30.3 million, or 30.2%, compared to the corresponding period in 2019, primarily due to the corresponding average AUM of these mutual funds increasing 31.6%.

Dividend and Interest Income and Interest Expense

Dividend and interest income consists primarily of investment income and interest earned on customer margin balances and U.S. Treasury Bills as well as dividend and interest income in our consolidated company-sponsored investment funds. Interest expense principally reflects interest accrued on cash balances in customers’ brokerage accounts.

Dividend and interest income for the three months ended March 31, 2020 decreased $6.9 million, or 25.2%, compared to the corresponding period in 2019, primarily due to lower interest earned on customer margin balances and U.S. Treasury Bills, offset by higher dividend and interest income in our consolidated company-sponsored investment funds. Interest expense for the three months ended March 31, 2020 decreased $7.8 million, or 45.7%, compared to the corresponding period in 2019, due to lower interest paid on cash balances in customers' brokerage accounts.

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

Index

Investment (losses) gains are as follows:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Long-term incentive compensation-related investments
Realized gains	$1,412	$796
Unrealized (losses) gains	(8,511)	3,700

Investments held by consolidated company-sponsored investment funds
Realized (losses)	(3,193)	(104)
Unrealized (losses) gains	(52,115)	21,930

Seed capital investments
Realized (losses) gains
Seed capital and other	(2,653)	2,630
Derivatives	31,183	(13,794)
Unrealized (losses) gains
Seed capital and other	(11,926)	7,042
Derivatives	(1,600)	(5,952)

Brokerage-related investments
Realized (losses)	(453)	(647)
Unrealized gains	3,550	134
	$(44,306)	$15,735

Other Revenues

Other revenues consist of fees earned for transfer agency services provided to company-sponsored mutual funds, fees earned for administration and recordkeeping services provided to company-sponsored mutual funds and the general accounts of EQH and its respective subsidiaries, and other miscellaneous revenues. Other revenues for the three months ended March 31, 2020 increased $3.3 million, or 14.9%, compared to the corresponding period in 2019, primarily due to higher shareholder servicing fees.

Index

Expenses

The components of expenses are as follows:

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
	(in thousands)
Employee compensation and benefits	$362,272	$339,309	$22,963	6.8%
Promotion and servicing:
Distribution-related payments	140,145	105,993	34,152	32.2
Amortization of deferred sales commissions	5,526	3,502	2,024	57.8
Trade execution, marketing, T&E and other	55,610	49,648	5,962	12.0
	201,281	159,143	42,138	26.5
General and administrative	122,267	117,848	4,419	3.7
Contingent payment arrangements	793	54	739	n/m
Interest on borrowings	2,834	3,983	(1,149)	(28.8)
Amortization of intangible assets	6,486	6,974	(488)	(7.0)
Total	$695,933	$627,311	$68,622	10.9

Employee Compensation and Benefits

Employee compensation and benefits consist of base compensation (including salaries and severance), annual short-term incentive compensation awards (cash bonuses), annual long-term incentive compensation awards, commissions, fringe benefits and other employment costs (including recruitment, training, temporary help and meals).

Compensation expense as a percentage of net revenues was 41.4% and 42.7% for the three months ended March 31, 2020 and 2019, respectively. Compensation expense generally is determined on a discretionary basis and is primarily a function of our firm’s current-year financial performance. The amounts of incentive compensation we award are designed to motivate, reward and retain top talent while aligning our executives' interests with the interests of our Unitholders. Senior management, with the approval of the Compensation and Workplace Committee of the Board of Directors of AllianceBernstein Corporation (“Compensation Committee”), periodically confirms that the appropriate metric to consider in determining the amount of incentive compensation is the ratio of adjusted employee compensation and benefits expense to adjusted net revenues. Adjusted net revenues used in the adjusted compensation ratio are the same as the adjusted net revenues presented as a non-GAAP measure (discussed earlier in this Item 2). Adjusted employee compensation and benefits expense is total employee compensation and benefits expense minus other employment costs such as recruitment, training, temporary help and meals (which were 1.0% and 1.2%, respectively, of adjusted net revenues for the three months ended March 31, 2020 and 2019), and excludes the impact of mark-to-market vesting expense, as well as dividends and interest expense, associated with employee long-term incentive compensation-related investments and the amortization expense associated with the awards issued by EQH to our firm's CEO relating to his role as a member of the EQH Management Committee. Senior management, with the approval of the Compensation Committee, has established as an objective that adjusted employee compensation and benefits expense generally should not exceed 50% of our adjusted net revenues, except in unexpected or unusual circumstances. Our ratios of adjusted compensation expense as a percentage of adjusted net revenues were 48.5% and 49.5% for the three months ended March 31, 2020 and 2019, respectively.

For the three months ended March 31, 2020, employee compensation and benefits expense increased $23.0 million, or 6.8%, compared to the three months ended March 31, 2019, primarily due to higher base compensation of $10.3 million, higher incentive compensation of $9.8 million and higher commissions of $4.9 million, partially offset by lower fringes of $1.6 million.

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

Index

Promotion and servicing expenses increased $42.1 million, or 26.5%, during the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The increase primarily was due to higher distribution-related payments of $34.2 million, higher trade execution expenses of $4.1 million and higher transfer fees of $3.0 million.

General and Administrative

General and administrative expenses include portfolio services expenses, technology expenses, professional fees and office-related expenses (occupancy, communications and similar expenses). General and administrative expenses as a percentage of net revenues were 14.0% and 14.8% for the three months ended March 31, 2020 and 2019, respectively. General and administrative expenses increased $4.4 million, or 3.7%, during the three months ended March 31, 2020 compared to the corresponding period in 2019, primarily due to higher portfolio service fees of $4.8 million, higher technology fees of $2.7 million and higher occupancy costs of $1.9 million, partially offset by lower professional fees of $4.6 million.

Contingent Payment Arrangements

Contingent payment arrangements reflect changes in estimates of contingent payment liabilities associated with acquisitions in previous periods, as well as accretion expense of these liabilities. There were no changes in the estimates during the first three months of 2020 or 2019.

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

Income tax expense for the three months ended March 31, 2020 increased $0.6 million, or 6.2%, compared to the three months ended March 31, 2019 as a result of higher pre-tax income. There were no material changes to uncertain tax positions (FIN 48 reserves) or valuation allowances against deferred tax assets during the quarter.

Net Income (Loss) of Consolidated Entities Attributable to Non-Controlling Interests

Net income (loss) of consolidated entities attributable to non-controlling interests primarily consists of limited partner interests owned by other investors in our consolidated company-sponsored investment funds. During the first three months of 2020, we had $25.6 million of net losses of consolidated entities attributable to non-controlling interests compared to net gains of $10.1 million during the first three months of 2019. Fluctuations period-to-period result primarily from the number of consolidated company-sponsored investment funds and their respective market performance.

CAPITAL RESOURCES AND LIQUIDITY

During the first three months of 2020, net cash provided by operating activities was $286.7 million, compared to $432.5 million during the corresponding 2019 period. The change reflects higher net purchases of investments of $467.1 million, partially offset by net activity of our consolidated funds of $147.5 million and an increase in broker-dealer related payables (net of receivables and segregated U.S. Treasury bills activity) of $113.5 million.

During the first three months of 2020, net cash used in investing activities was $14.8 million, compared to $5.6 million during the corresponding 2019 period. The change is primarily due to an acquisition, for which we paid $11.5 million, net of cash acquired.

During the first three months of 2020, net cash provided by financing activities was $112.5 million, compared to net cash used of $318.6 million during the corresponding 2019 period. The change reflects higher net proceeds from the EQH facility of $270.0 million, an increase in overdrafts payable of $150.7 million and higher net proceeds from commercial paper of $89.4 million, partially offset by higher distributions to consolidated company-sponsored investment funds of $75.1 million and higher distributions to the General Partner and Unitholders of $62.3 million as a result of higher earnings (distributions on earnings are paid one quarter in arrears).

As of March 31, 2020, AB had $975.3 million of cash and cash equivalents (excluding cash and cash equivalents of consolidated company-sponsored investment funds), all of which is available for liquidity but consist primarily of cash on deposit for our broker-dealers related to various customer clearing activities, and cash held by foreign subsidiaries of $599.0 million.

Index

Debt and Credit Facilities

See Note 16 to AB’s condensed consolidated financial statements contained in Item 1, for disclosures relating to our debt and credit facilities.

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

During October 2018, we signed a lease, which commences in mid-2020, relating to 218,976 square feet of space at our new Nashville headquarters. Our estimated total base rent obligation (excluding taxes, operating expenses and utilities) over the 15-year initial lease term is $134 million. During April 2019, we signed a lease, which commences in 2024, relating to approximately 190,000 square feet of space in New York City. Our estimated total base rent obligation (excluding taxes, operating expenses and utilities) over the 20-year lease term is approximately $448 million.

During 2010, as general partner of AllianceBernstein U.S. Real Estate L.P. (“Real Estate Fund”), we committed to invest $25.0 million in the Real Estate Fund. As of March 31, 2020, we had funded $22.4 million of this commitment. During 2014, as general partner of AllianceBernstein U.S. Real Estate II L.P. (“Real Estate Fund II”), we committed to invest $28.0 million, as amended in 2015, in Real Estate Fund II. As of March 31, 2020, we had funded $20.1 million of this commitment.

See Note 12 for discussion of contingencies.

CRITICAL ACCOUNTING ESTIMATES

The preparation of the condensed consolidated financial statements and notes to condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses.

With the exception of the assessment of our goodwill as discussed in Note 2 to AB’s condensed consolidated financial statements contained in Item 1, there have been no updates to our critical accounting estimates from those disclosed in “Management’s Discussion and Analysis of Financial Condition” in our Form 10-K for the year ended December 31, 2019.

ACCOUNTING PRONOUNCEMENTS

See Note 2 to AB’s condensed consolidated financial statements contained in Item 1.

Index

CAUTIONS REGARDING FORWARD-LOOKING STATEMENTS

Certain statements provided by management in this report and in the portion of AB’s Form 10-Q attached hereto as Exhibit 99.1 are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. The most significant of these factors include, but are not limited to, the following: the performance of financial markets, the investment performance of sponsored investment products and separately-managed accounts, general economic conditions, industry trends, future acquisitions, integration of acquired companies, competitive conditions and government regulations, including changes in tax regulations and rates and the manner in which the earnings of publicly-traded partnerships are taxed. We caution readers to carefully consider such factors. Further, these forward-looking statements speak only as of the date on which such statements are made; we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. For further information regarding these forward-looking statements and the factors that could cause actual results to differ, see “Risk Factors” in Part I, Item 1A of our Form 10-K for the year ended December 31, 2019 and Part II, Item 1A in this Form 10-Q. Any or all of the forward-looking statements that we make in our Form 10-K, this Form 10-Q, other documents we file with or furnish to the SEC, and any other public statements we issue, may turn out to be wrong. It is important to remember that other factors besides those listed in “Risk Factors” and those listed below could also adversely impact our revenues, financial condition, results of operations and business prospects.

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

•
The outcome of litigation: Litigation is inherently unpredictable, and excessive damage awards do occur. Though we have stated that we do not expect any pending legal proceedings to have a material adverse effect on our results of operations, financial condition or liquidity, any settlement or judgment with respect to a legal proceeding could be significant and could have such an effect.

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

•
Our 2020 Margin Target: We previously adopted a goal of increasing our adjusted operating margin to a target of 30% by 2020, subject to the assumptions, factors and contingencies described as part of the initial disclosure of this target. Our adjusted operating margin, which was 27.5% during 2019, increased to 27.6% during the first three months of 2020.

Our AUM and, therefore, our investment advisory revenues, including performance-based fee revenues, are heavily dependent on the level and volatility of the financial markets. Based upon our current revenue and expense projections, we do not believe that achieving the 2020 Margin Target is likely. However, we are taking additional actions to better align our expenses with our expected revenues. We remain committed to achieving an adjusted operating margin of 30% in years subsequent to 2020 and will take continued actions in this regard, subject to prevailing market conditions and the evolution of our business mix. Furthermore, our revenues may continue to be adversely affected by the severe economic impact of the novel coronavirus global pandemic ("COVID-19"). Please refer to “Risk Factors” below for additional information regarding the effect on our business COVID-19 has had and may continue to have.

•
The Adverse Impact of COVID-19: The severity of the expected adverse impact on our AUM and revenues of the economic downturn caused by the COVID-19 pandemic will depend on the depth and length of the downturn and its impact on the companies in which we invest. Our conclusions about the possible continuing significant adverse impact on us is based on our assumptions that the recovery will be gradual and that there will be lasting high unemployment and economic damage. We believe that these assumptions are reasonable, but they may not be correct and economic conditions likely will be either better or worse than we have assumed.

•
Our fixed income investment performance: The poor relative performance of many of our funds during the first quarter of 2020 negatively impacted the one-, three- and five-year track records of these funds. As a result, we may experience heightened redemptions in some of our fixed income strategies. An increase in redemptions, absent an offsetting increase in sales, would adversely affect our AUM, revenues and net income.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

With the exception of the updates regarding Market Risk discussed under Risk Factors in Part II, Item 1A, there have been no material changes in AB’s market risk from the information provided under “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of AB's Form 10-K for the year ended December 31, 2019.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the first quarter of 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

Part II

OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 12 to the condensed consolidated financial statements contained in Part I, Item 1.

Item 1A.	Risk Factors

We are including the below risk factor language regarding the market volatility that resulted from COVID-19. Except for the update set forth below, there have been no material changes to the risk factors from those appearing in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Market Risk

We indicated in the AB 10-K that our revenues and results of operations depend on the market value and composition of our AUM, which can fluctuate significantly based on various factors, many of which are beyond our control. The dramatic securities market declines experienced during March 2020, which resulted from the global effects of COVID-19, caused a significant reduction in our AUM and may result in a significant reduction in our revenues and net income in 2020.
Global economies and financial markets are increasingly interconnected, which increases the probability that conditions in one country or region might adversely impact issuers in a different country or region, as experienced in the first quarter. Conditions affecting the general economy, including political, social or economic instability at the local, regional or global level may also affect the market value of our AUM. Health crises, such as the COVID-19 pandemic, as well as other incidents that interrupt the expected course of events, such as natural disasters, war or civil disturbance, acts of terrorism, power outages and other unforeseeable and external events, and the public response to or fear of such diseases or events, have and may in the future have a significant adverse effect on financial markets and our AUM, revenues and net income. Furthermore, the preventative and protective health-related actions, such as business activity suspensions and population lock-downs, that governments have taken, and will continue to take, in response to COVID-19 have resulted, and will continue to result, in periods of business interruption, inability to obtain raw materials, supplies and component parts, and reduced or disrupted operations. These circumstances are expected to cause a severe economic downturn accompanied by very high levels of unemployment, which will adversely affect the financial condition and results of operations of many of the companies in which we invest, and likely reduce the market value of their securities and thus our AUM and revenues. Furthermore, the significant market volatility and uncertainty, and reductions in the availability of margin financing, we experienced during the first quarter, severely limited the liquidity of certain asset backed and other securities, making it at times impossible to sell these securities at prices reflecting their true economic value. This lack of liquidity makes it more difficult for our funds to meet redemption requests. These circumstances, particularly if they worsen, may have a significant adverse effect on our AUM, revenues and net income in 2020.

Please see additional discussion in Management Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no AB Units bought or sold by AB in the period covered by this report that were not registered under the Securities Act.

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

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL (included in Exhibit 101).

Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	April 28, 2020	ALLIANCEBERNSTEIN L.P.

		By:	/s/ John C. Weisenseel
John C. Weisenseel
Chief Financial Officer

		By:	/s/ William R. Siemers
William R. Siemers
Chief Accounting Officer