Form 10-Q
period 2020-06-30
ALLIANCEBERNSTEIN L.P.
filed 2020-07-23
CIK 1109448

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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

The number of units of limited partnership interest outstanding as of June 30, 2020 was 268,620,187.

Index

ALLIANCEBERNSTEIN L.P.

Index

Part I
FINANCIAL INFORMATION
Item 1. Financial Statements
ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition
(in thousands, except unit amounts)
(unaudited)

	June 30, 2020	December 31, 2019
ASSETS
Cash and cash equivalents	$824,837	$679,738
Cash and securities segregated, at fair value (cost: $1,877,798 and $1,090,443)	1,882,188	1,094,866
Receivables, net:
Brokers and dealers	165,776	97,966
Brokerage clients	1,563,333	1,536,674
AB funds fees	200,233	261,588
Other fees	134,645	148,744
Investments:
Long-term incentive compensation-related	53,611	50,902
Other	241,055	215,892
Assets of consolidated company-sponsored investment funds:
Cash and cash equivalents	33,076	11,433
Investments	234,096	581,004
Other assets	7,897	19,810
Furniture, equipment and leasehold improvements, net	131,633	145,251
Goodwill	3,082,778	3,076,926
Intangible assets, net	54,489	55,366
Deferred sales commissions, net	58,583	36,296
Right-of-use assets	317,723	362,693
Other assets	341,821	330,943
Total assets	$9,327,774	$8,706,092

LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST AND CAPITAL
Liabilities:
Payables:
Brokers and dealers	$280,019	$201,778
Securities sold not yet purchased	15,920	30,157
Brokerage clients	3,203,222	2,531,946
AB mutual funds	65,879	71,142
Accounts payable and accrued expenses	209,431	192,110
Lease liabilities	416,477	468,451
Liabilities of consolidated company-sponsored investment funds	26,422	31,017
Accrued compensation and benefits	479,717	276,829
Debt	685,000	560,000
Total liabilities	5,382,087	4,363,430

Commitments and contingencies (See Note 12)

Index

	June 30, 2020	December 31, 2019
Redeemable non-controlling interest	51,081	325,561
Capital:
General Partner	38,647	41,225
Limited partners: 268,620,187 and 270,380,314 units issued and outstanding	4,066,211	4,174,201
Receivables from affiliates	(9,167)	(9,011)
AB Holding Units held for long-term incentive compensation plans	(73,726)	(76,310)
Accumulated other comprehensive loss	(127,359)	(113,004)
Partners’ capital attributable to AB Unitholders	3,894,606	4,017,101
Total liabilities, redeemable non-controlling interest and capital	$9,327,774	$8,706,092

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(in thousands, except per unit amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Investment advisory and services fees	$578,203	$596,364	$1,199,928	$1,152,958
Bernstein research services	113,609	105,991	242,832	196,226
Distribution revenues	120,099	108,347	250,956	208,856
Dividend and interest income	12,692	27,654	33,157	55,000
Investment gains (losses)	24,189	10,949	(20,117)	26,684
Other revenues	26,092	24,796	51,603	47,002
Total revenues	874,884	874,101	1,758,359	1,686,726
Less: Interest expense	3,435	16,302	12,754	33,465
Net revenues	871,449	857,799	1,745,605	1,653,261

Expenses:
Employee compensation and benefits	349,638	363,702	711,910	703,011
Promotion and servicing:
Distribution-related payments	125,678	116,254	265,823	222,247
Amortization of deferred sales commissions	6,622	3,241	12,148	6,743
Trade execution, marketing, T&E and other	44,288	57,550	99,898	107,198
General and administrative:
General and administrative	121,424	120,180	243,691	238,028
Real estate charges	5,526	548	5,526	548
Contingent payment arrangements	807	829	1,600	883
Interest on borrowings	1,096	3,990	3,930	7,973
Amortization of intangible assets	6,723	7,285	13,209	14,259
Total expenses	661,802	673,579	1,357,735	1,300,890

Operating income	209,647	184,220	387,870	352,371

Income taxes	11,386	10,211	20,860	19,132

Net income	198,261	174,009	367,010	333,239

Net income (loss) of consolidated entities attributable to non-controlling interests	20,940	7,757	(4,631)	17,873

Net income attributable to AB Unitholders	$177,321	$166,252	$371,641	$315,366

Net income per AB Unit:
Basic	$0.65	$0.61	$1.36	$1.17
Diluted	$0.65	$0.61	$1.36	$1.17

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Net income	$198,261	$174,009	$367,010	$333,239
Other comprehensive income (loss):
Foreign currency translation adjustments, before tax	6,317	(2,178)	(15,079)	452
Income tax benefit (expense)	67	(73)	140	(150)
Foreign currency translation adjustments, net of tax	6,384	(2,251)	(14,939)	302
Changes in employee benefit related items:
Amortization of prior service cost	6	6	12	12
Recognized actuarial gain	325	285	650	552
Changes in employee benefit related items	331	291	662	564
Income tax (expense) benefit	(1)	25	(78)	35
Employee benefit related items, net of tax	330	316	584	599
Other comprehensive income (loss)	6,714	(1,935)	(14,355)	901
Less: Comprehensive income (loss) in consolidated entities attributable to non-controlling interests	20,940	7,774	(4,631)	17,870
Comprehensive income attributable to AB Unitholders	$184,035	$164,300	$357,286	$316,270

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Partners' Capital
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
General Partner’s Capital
Balance, beginning of period	$40,571	$39,403	$41,225	$40,240
Net income	1,774	1,663	3,717	3,154
Cash distributions to General Partner	(3,396)	(1,521)	(5,938)	(3,438)
Long-term incentive compensation plans activity	3	12	5	185
(Retirement) issuance of AB Units, net	(305)	459	(362)	(125)
Balance, end of period	38,647	40,016	38,647	40,016
Limited Partners' Capital
Balance, beginning of period	4,109,946	3,992,590	4,174,201	4,075,306
Net income	175,547	164,589	367,924	312,212
Cash distributions to Unitholders	(189,425)	(150,465)	(440,686)	(340,033)
Long-term incentive compensation plans activity	293	1,270	628	18,255
(Retirement) issuance of AB Units, net	(30,150)	45,376	(35,856)	(12,380)
Balance, end of period	4,066,211	4,053,360	4,066,211	4,053,360
Receivables from Affiliates
Balance, beginning of period	(9,279)	(11,666)	(9,011)	(11,430)
Long-term incentive compensation awards expense	209	227	393	692
Capital contributions from AB Holding	(97)	1,600	(549)	899
Balance, end of period	(9,167)	(9,839)	(9,167)	(9,839)
AB Holding Units held for Long-term Incentive Compensation Plans
Balance, beginning of period	(81,314)	(69,503)	(76,310)	(77,990)
Purchases of AB Holding Units to fund long-term compensation plans, net	(29,665)	94	(47,415)	(58,358)
Retirement (issuance) of AB Units, net	30,455	(45,860)	36,218	12,480
Long-term incentive compensation awards expense	7,268	8,011	14,675	26,615
Re-valuation of AB Holding Units held in rabbi trust	(473)	113	(909)	(9,892)
Other	3	6,692	15	6,692
Balance, end of period	(73,726)	(100,453)	(73,726)	(100,453)
Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	(134,073)	(108,012)	(113,004)	(110,866)
Foreign currency translation adjustment, net of tax	6,384	(2,267)	(14,939)	304
Changes in employee benefit related items, net of tax	330	316	584	599
Balance, end of period	(127,359)	(109,963)	(127,359)	(109,963)

Index

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Total Partners' Capital attributable to AB Unitholders	3,894,606	3,873,121	3,894,606	3,873,121
Non-redeemable Non-controlling Interests in Consolidated Entities
Balance, beginning of period	—	945	—	949
Net income	—	58	—	74
Foreign currency translation adjustment	—	17	—	(3)
Balance, end of period	—	1,020	—	1,020
Total Capital	$3,894,606	$3,874,141	$3,894,606	$3,874,141
See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

ALLIANCEBERNSTEIN L.P. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2020	2019

Cash flows from operating activities:
Net income	$367,010	$333,239

Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred sales commissions	12,148	6,743
Non-cash long-term incentive compensation expense	15,068	27,307
Depreciation and other amortization	72,034	83,997
Unrealized losses (gains) on investments	13,637	(16,724)
Unrealized losses (gains) on investments of consolidated company-sponsored investment funds	11,938	(32,173)
Other, net	154	11,537
Changes in assets and liabilities:
(Increase) decrease in securities, segregated	(787,322)	59,965
(Increase) decrease in receivables	(145,247)	43,325
(Increase) decrease in investments	(42,626)	506,061
Decrease (increase) in investments of consolidated company-sponsored investment funds	334,970	(86,566)
(Increase) in deferred sales commissions	(34,435)	(10,309)
Decrease (increase) in right-of-use assets	5,278	(1,150)
(Increase) in other assets	(9,909)	(4,515)
Increase in other assets and liabilities of consolidated company-sponsored investment funds, net	7,318	7,194
Increase (decrease) in payables	851,419	(440,029)
(Decrease) in lease liabilities	(49,946)	(59,924)
Increase (decrease) in accounts payable and accrued expenses	(2,295)	(61,705)
Increase in accrued compensation and benefits	202,893	180,701
Net cash provided by operating activities	822,087	546,974

Cash flows from investing activities:
Purchases of furniture, equipment and leasehold improvements	(6,531)	(11,276)
Acquisition of businesses, net of cash acquired	(13,552)	5,255
Net cash used in investing activities	(20,083)	(6,021)

Index

	Six Months Ended June 30,
	2020	2019
Cash flows from financing activities:
(Repayment) of commercial paper, net	—	(85,888)
Proceeds of EQH Facility	125,000	—
(Repayment) of bank loans	—	(25,000)
Increase (decrease) in overdrafts payable	16,570	(19,144)
Distributions to General Partner and Unitholders	(446,624)	(343,471)
(Redemptions) subscriptions of non-controlling interest in consolidated company-sponsored investment funds, net	(269,849)	49,026
Capital contributions (to) from affiliates	(971)	495
Additional investments by AB Holding with proceeds from exercise of compensatory options to buy AB Holding Units	147	8,951
Purchases of AB Holding Units to fund long-term incentive compensation plan awards, net	(47,415)	(58,358)
Other	(958)	291
Net cash (used in) financing activities	(624,100)	(473,098)
Effect of exchange rate changes on cash and cash equivalents	(11,162)	(179)
Net increase (decrease) in cash and cash equivalents	166,742	67,676
Cash and cash equivalents as of beginning of the period	691,171	653,324
Cash and cash equivalents as of end of the period	$857,913	$721,000

Non-cash investing activities:
Fair value of assets acquired (excluding cash acquired of $0.6 million and $11.8 million, respectively)	$18,389	$28,966
Fair value of liabilities assumed	$437	$16,837

Non-cash financing activities:
Payables recorded under contingent payment arrangements	$4,400	$17,384

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2020
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

1. Business Description Organization and Basis of Presentation

Business Description

We provide diversified investment management, research and related services globally to a broad range of clients. Our principal services include:

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

Index

Organization

During the second quarter of 2018, AXA S.A. ("AXA") completed the sale of a minority stake in EQH through an initial public offering ("IPO"). Since then, AXA has completed additional offerings and taken other steps, most recently during the fourth quarter of 2019. As a result, AXA owned less than 10% of the outstanding common stock of EQH as of June 30, 2020.

As of June 30, 2020, EQH owned approximately 4.2% of the issued and outstanding units representing assignments of beneficial ownership of limited partnership interests in AllianceBernstein Holding L.P. (“AB Holding Units”). AllianceBernstein Corporation (an indirect wholly-owned subsidiary of EQH, “General Partner”) is the general partner of both AllianceBernstein Holding L.P. (“AB Holding”) and AB. AllianceBernstein Corporation owns 100,000 general partnership units in AB Holding and a 1% general partnership interest in AB.

As of June 30, 2020, the ownership structure of AB, including limited partnership units outstanding as well as the general partner's 1% interest, was as follows:

EQH and its subsidiaries	63.7%
AB Holding	35.5
Unaffiliated holders	0.8
100.0%

Including both the general partnership and limited partnership interests in AB Holding and AB, EQH and its subsidiaries had an approximate 65.2% economic interest in AB as of June 30, 2020.

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

Reclassifications

During 2020, prior period amounts for the changes in right-of-use assets and lease liabilities previously presented with amounts related to the adoption of ASC 842 in our Condensed Consolidated Statement of Cash Flows are now presented net of the adoption impact of ASU 842 to conform to the current period's presentation.

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

3. Revenue Recognition

Revenues for the three and six months ended June 30, 2020 and 2019 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Subject to contracts with customers:
Investment advisory and services fees
Base fees	$569,296	$585,077	$1,182,883	$1,137,307
Performance-based fees	8,907	11,287	17,045	15,651
Bernstein research services	113,609	105,991	242,832	196,226
Distribution revenues
All-in-management fees	75,828	68,494	162,185	130,267
12b-1 fees	17,830	20,182	37,283	39,768
Other	26,441	19,671	51,488	38,821
Other revenues
Shareholder servicing fees	19,694	19,563	40,537	37,393
Other	5,790	4,496	10,462	8,514
	837,395	834,761	1,744,715	1,603,947
Not subject to contracts with customers:
Dividend and interest income, net of interest expense	9,257	11,352	20,403	21,535
Investment (losses) gains	24,189	10,949	(20,117)	26,684
Other revenues	608	737	604	1,095
	34,054	23,038	890	49,314

Total net revenues	$871,449	$857,799	$1,745,605	$1,653,261

4.	Long-term Incentive Compensation Plans

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

Index

Repurchases of AB Holding Units for the three and six months ended June 30, 2020 and 2019 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
Total amount of AB Holding Units Purchased (1)	1.3	—	2.2	2.0
Total Cash Paid for AB Holding Units Purchased (1)	$27.8	$—	$47.6	$58.6
Open Market Purchases of AB Holding Units Purchased (2)	1.3	—	2.2	1.9
Total Cash Paid for Open Market Purchases of AB Holding Units (2)	$27.8	$—	$45.1	$55.2
(1) Purchased on a trade date basis.
(2) The remainder related to purchases of AB Holding Units from employees to fulfill statutory tax withholding requirements at the time of delivery of long-term incentive compensation award.
Purchases of AB Holding Units reflected on the condensed consolidated statements of cash flows are net of AB Holding Unit purchases by employees as part of a distribution reinvestment election.

Each quarter, we consider whether to implement a plan to repurchase AB Holding Units pursuant to Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended ("Exchange Act"). A plan of this type allows a company to repurchase its shares at times when it otherwise might be prevented from doing so because of self-imposed trading blackout periods or because it possesses material non-public information. Each broker we select has the authority under the terms and limitations specified in the plan to repurchase AB Holding Units on our behalf in accordance with the terms of the plan. Repurchases are subject to regulations promulgated by the SEC as well as certain price, market volume and timing constraints specified in the plan. The plan adopted during the second quarter of 2020 expired at the close of business on July 22, 2020. We may adopt additional plans in the future to engage in open-market purchases of AB Holding Units to help fund anticipated obligations under our incentive compensation award program and for other corporate purposes.

During the first six months of 2020 and 2019, we granted to employees and Eligible Directors 0.2 million and 1.7 million restricted AB Holding Unit awards, respectively. We used AB Holding Units repurchased during the applicable period and newly-issued AB Holding Units to fund these awards.

During the first six months of 2020 and 2019, AB Holding issued 5,182 and 0.4 million AB Holding Units, respectively, upon exercise of options to buy AB Holding Units. AB Holding used the proceeds of $0.1 million and $9.0 million, respectively, received from award recipients as payment in cash for the exercise price to purchase the equivalent number of newly-issued AB Units.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands, except per unit amounts)
Net income attributable to AB Unitholders	$177,321	$166,252	$371,641	$315,366

Weighted average limited partnership units outstanding – basic	269,081	268,475	269,789	267,909
Dilutive effect of compensatory options to buy AB Holding Units	9	48	22	60
Weighted average limited partnership units outstanding – diluted	269,090	268,523	269,811	267,969
Basic net income per AB Unit	$0.65	$0.61	$1.36	$1.17
Diluted net income per AB Unit	$0.65	$0.61	$1.36	$1.17

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(amounts as shown)
Anti-dilutive options excluded from diluted net income	44,877	29,056	44,877	29,056

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

On July 23, 2020, the General Partner declared a distribution of $0.68 per AB Unit, representing a distribution of Available Cash Flow for the three months ended June 30, 2020. The General Partner, as a result of its 1% general partnership interest, is entitled to receive 1% of each distribution. The distribution is payable on August 20, 2020 to holders of record on August 3, 2020.

7.	Cash and Securities Segregated Under Federal Regulations and Other Requirements

As of June 30, 2020 and December 31, 2019, $1.9 billion and $1.1 billion, respectively, of U.S. Treasury Bills were segregated in a special reserve bank custody account for the exclusive benefit of our brokerage customers under Rule 15c3-3 of the Exchange Act.

Index

8.	Investments

Investments consist of:

	June 30, 2020	December 31, 2019
	(in thousands)
Equity securities:
Long-term incentive compensation-related	$30,064	$36,665
Seed capital	128,363	70,464
Other	53,117	73,202
Exchange-traded options	12,151	6,931
Investments in limited partnership hedge funds:
Long-term incentive compensation-related	23,547	14,237
Seed capital	16,463	33,124
Time deposits	17,418	18,281
Other	13,543	13,890
Total investments	$294,666	$266,794

Total investments related to long-term incentive compensation obligations of $53.6 million and $50.9 million as of June 30, 2020 and December 31, 2019, respectively, consist of company-sponsored mutual funds and hedge funds. For long-term incentive compensation awards granted before 2009, we typically made investments in company-sponsored mutual funds and hedge funds that were notionally elected by plan participants and maintained them (and continue to maintain them) in a consolidated rabbi trust or separate custodial account. The rabbi trust and custodial account enable us to hold such investments separate from our other assets for the purpose of settling our obligations to participants. The investments held in the rabbi trust and custodial account remain available to the general creditors of AB.

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

We allocate seed capital to our investment teams to help develop new products and services for our clients. A portion of our seed capital investments are equity and fixed income products, primarily in the form of separately-managed account portfolios, U.S. mutual funds, Luxembourg funds, Japanese investment trust management funds or Delaware business trusts. We also may allocate seed capital to investments in private equity funds. In regard to our seed capital investments, the amounts above reflect those funds in which we are not the primary beneficiary of a VIE or hold a controlling financial interest in a VOE. See Note 14, Consolidated Company-Sponsored Investment Funds, for a description of the seed capital investments that we consolidate. As of June 30, 2020 and December 31, 2019, our total seed capital investments were $342.0 million and $358.1 million, respectively. Seed capital investments in unconsolidated company-sponsored investment funds are valued using published net asset values or non-published net asset values if they are not listed on an active exchange but have net asset values that are comparable to funds with published net asset values and have no redemption restrictions.

In addition, we also have long positions in corporate equities and long exchange-traded options traded through our options desk.

Index

The portion of unrealized gains (losses) related to equity securities, as defined by ASC 321-10, held as of June 30, 2020 and 2019 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Net gains (losses) recognized during the period	$14,386	$7,586	$(7,600)	$21,580
Less: net gains recognized during the period on equity securities sold during the period	7,471	1,409	6,076	4,541
Unrealized gains (losses) recognized during the period on equity securities held	$6,915	$6,177	$(13,676)	$17,039

9.	Derivative Instruments

See Note 14, Consolidated Company-Sponsored Investment Funds, for disclosure of derivative instruments held by our consolidated company-sponsored investment funds.

We implement various futures, forwards, options and swaps to economically hedge certain seed capital investments.  Also, we have currency forwards that help us to economically hedge certain balance sheet exposures. In addition, our options desk trades long and short exchange-traded equity options. We do not hold any derivatives designated in a formal hedge relationship under ASC 815-10, Derivatives and Hedging.

The notional value and fair value as of June 30, 2020 and December 31, 2019 for derivative instruments (excluding derivative instruments relating to our options desk trading activities discussed below) not designated as hedging instruments were as follows:

		Fair Value
	Notional Value	Derivative Assets	Derivative Liabilities
	(in thousands)
June 30, 2020:
Exchange-traded futures	$173,988	$113	$1,126
Currency forwards	87,263	8,339	7,873
Interest rate swaps	79,327	2,512	3,328
Credit default swaps	217,575	11,957	10,793
Total return swaps	86,431	599	2,143
Option swaps	2,466	704	1,363
Total derivatives	$647,050	$24,224	$26,626

December 31, 2019:
Exchange-traded futures	$171,112	$939	$871
Currency forwards	60,809	8,545	8,633
Interest rate swaps	92,756	1,746	2,254
Credit default swaps	168,303	2,151	5,611
Total return swaps	91,201	110	1,764
Option swaps	354	—	126
Total derivatives	$584,535	$13,491	$19,259

As of June 30, 2020 and December 31, 2019, the derivative assets and liabilities are included in both receivables and payables to brokers and dealers on our condensed consolidated statements of financial condition.

Index

The gains and losses for derivative instruments (excluding our options desk trading activities discussed below) for the three and six months ended June 30, 2020 and 2019 recognized in investment gains (losses) in the condensed consolidated statements of income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Exchange-traded futures	$(5,818)	$(3,436)	$(4,812)	$(8,551)
Currency forwards	(212)	(75)	446	(115)
Interest rate swaps	225	(331)	(387)	(645)
Credit default swaps	(4,311)	(1,465)	7,790	(3,805)
Total return swaps	(18,966)	(3,810)	(3,851)	(15,766)
Option swaps	(1,831)	—	(533)	—
Net (losses) on derivative instruments	$(30,913)	$(9,117)	$(1,347)	$(28,882)

We may be exposed to credit-related losses in the event of non-performance by counterparties to derivative financial instruments. We minimize our counterparty exposure through a credit review and approval process. In addition, we have executed various collateral arrangements with counterparties to the over-the-counter derivative transactions that require both pledging and accepting collateral in the form of cash. As of June 30, 2020 and December 31, 2019, we held $0.8 million and $0.3 million, respectively, of cash collateral payable to trade counterparties. This obligation to return cash is reported in payables to brokers and dealers in our condensed consolidated statements of financial condition.

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

Certain of our standardized contracts for over-the-counter derivative transactions (“ISDA Master Agreements”) contain credit risk related contingent provisions pertaining to each counterparty’s credit rating. In some ISDA Master Agreements, if the counterparty’s credit rating, or in some agreements, our assets under management (“AUM”), falls below a specified threshold, a termination event permitting us or the counterparty to terminate the ISDA Master Agreement would be triggered. In all agreements that provide for collateralization, various levels of collateralization of net liability positions are applicable, depending on the credit rating of the counterparty. As of June 30, 2020 and December 31, 2019, we delivered $5.9 million and $4.3 million, respectively, of cash collateral into brokerage accounts. We report this cash collateral in cash and cash equivalents in our condensed consolidated statements of financial condition.

As of June 30, 2020 and December 31, 2019, we held $12.2 million and $6.9 million, respectively, of long exchange-traded equity options, which are included in other investments on our condensed consolidated statements of financial condition. In addition, as of June 30, 2020 and December 31, 2019, we held $9.4 million and $12.3 million, respectively, of short exchange-traded equity options, which are included in securities sold not yet purchased on our condensed consolidated statements of financial condition. Our options desk provides our clients with equity derivative strategies and execution for exchange-traded options on single stocks, exchange-traded funds and indices. While predominately agency-based, the options desk may commit capital to facilitate a client’s transaction. Our options desk hedges the risks associated with this activity by taking offsetting positions in equities. For the three and six months ended June 30, 2020, we recognized losses of $18.5 million and $0.1 million, respectively, on equity option activity. For the three and six months ended June 30, 2019, we recognized losses of $3.5 million and $11.1 million, respectively, on equity option activity. These gains and losses are recognized in investment gains (losses) in the condensed consolidated statements of income.

Index

10.	Offsetting Assets and Liabilities

See Note 14, Consolidated Company-Sponsored Investment Funds, for disclosure of offsetting assets and liabilities of our consolidated company-sponsored investment funds.

Offsetting of assets as of June 30, 2020 and December 31, 2019 was as follows:

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
	(in thousands)
June 30, 2020:
Securities borrowed	$18,109	$—	$18,109	$(17,539)	$—	$570
Derivatives	$24,224	$—	$24,224	$—	$(810)	$23,414
Long exchange-traded options	$12,151	$—	$12,151	$—	$—	$12,151
December 31, 2019:
Securities borrowed	$38,993	$—	$38,993	$(38,993)	$—	$—
Derivatives	$13,491	$—	$13,491	$—	$(251)	$13,240
Long exchange-traded options	$6,931	$—	$6,931	$—	$—	$6,931

Offsetting of liabilities as of June 30, 2020 and December 31, 2019 was as follows:

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
	(in thousands)
June 30, 2020:
Securities loaned	$16,369	$—	$16,369	$(16,155)	$—	$214
Derivatives	$26,626	$—	$26,626	$—	$(5,884)	$20,742
Short exchange-traded options	$9,379	$—	$9,379	$—	$—	$9,379
December 31, 2019:
Derivatives	$19,259	$—	$19,259	$—	$(4,276)	$14,983
Short exchange-traded options	$12,348	$—	$12,348	$—	$—	$12,348

Cash collateral, whether pledged or received on derivative instruments, is not considered material and, accordingly, is not disclosed by counterparty.

Index

11.	Fair Value

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Valuation of our financial instruments by pricing observability levels as of June 30, 2020 and December 31, 2019 was as follows (in thousands):

	Level 1	Level 2	Level 3	NAV Expedient(1)	Other	Total
June 30, 2020:
Money markets	$126,249	$—	$—	$—	$—	$126,249
Securities segregated (U.S. Treasury Bills)	—	1,882,188	—	—	—	1,882,188
Derivatives	113	24,111	—	—	—	24,224
Investments
Equity securities	191,831	19,425	114	174	—	211,544
Long exchange-traded options	12,151	—	—	—	—	12,151
Limited partnership hedge funds(2)	—	—	—	—	40,010	40,010
Time deposits(3)	—	—	—	—	17,418	17,418
Other investments	5,675	—	—	—	7,868	13,543
Total investments	209,657	19,425	114	174	65,296	294,666
Total assets measured at fair value	$336,019	$1,925,724	$114	$174	$65,296	$2,327,327

Securities sold not yet purchased
Short equities – corporate	$6,541	$—	$—	$—	$—	$6,541
Short exchange-traded options	9,379	—	—	—	—	9,379
Derivatives	1,126	25,500	—	—	—	26,626
Contingent payment arrangements	—	—	28,910	—	—	28,910
Total liabilities measured at fair value	$17,046	$25,500	$28,910	$—	$—	$71,456

Index

	Level 1	Level 2	Level 3	NAV Expedient(1)	Other	Total
December 31, 2019:
Money markets	$126,401	$—	$—	$—	$—	$126,401
Securities segregated (U.S. Treasury Bills)	—	1,094,866	—	—	—	1,094,866
Derivatives	939	12,552	—	—	—	13,491
Investments
Equity securities	170,946	8,952	119	314	—	180,331
Long exchange-traded options	6,931	—	—	—	—	6,931
Limited partnership hedge funds(2)	—	—	—	—	47,361	47,361
Time deposits(3)	—	—	—	—	18,281	18,281
Other investments	5,883	—	—	—	8,007	13,890
Total investments	183,760	8,952	119	314	73,649	266,794
Total assets measured at fair value	$311,100	$1,116,370	$119	$314	$73,649	$1,501,552

Securities sold not yet purchased
Short equities – corporate	$17,809	$—	$—	$—	$—	$17,809
Short exchange-traded options	12,348	—	—	—	—	12,348
Derivatives	871	18,388	—	—	—	19,259
Contingent payment arrangements	—	—	22,911	—	—	22,911
Total liabilities measured at fair value	$31,028	$18,388	$22,911	$—	$—	$72,327

(1) Investments measured at fair value using NAV (or its equivalent) as a practical expedient.
(2) Investments in equity method investees that are not measured at fair value in accordance with GAAP.
(3) Investments carried at amortized cost that are not measured at fair value in accordance with GAAP.

Other investments include (i) an investment in a software publishing company that does not have a readily available fair value ($2.0 million and $1.0 million as of June 30, 2020 and December 31, 2019, respectively), (ii) an investment in a start-up company that does not have a readily available fair value (this investment was zero as of June 30, 2020 and was $0.9 million as of December 31, 2019), (iii) an investment in an equity method investee that is not measured at fair value in accordance with GAAP ($2.7 million as of June 30, 2020 and $2.9 million as of December 31, 2019), and (iv) broker dealer exchange memberships that are not measured at fair value in accordance with GAAP ($3.2 million as of both June 30, 2020 and December 31, 2019).
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

During the six months ended June 30, 2020 there were no transfers between Level 2 and Level 3 securities.
The change in carrying value associated with Level 3 financial instruments carried at fair value, classified as private equity and equity securities, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Balance as of beginning of period	$118	$115	$119	$142
Purchases	—	—	—	—
Sales	—	—	—	—
Realized gains (losses), net	—	—	—	—
Unrealized gains (losses), net	(4)	2	(5)	(25)
Balance as of end of period	$114	$117	$114	$117

Realized and unrealized gains and losses on Level 3 financial instruments are recorded in investment gains and losses in the condensed consolidated statements of income.
As part of acquisitions made by the Company, we may enter into contingent consideration arrangements as part of the purchase price. The change in carrying value associated with Level 3 financial instruments carried at fair value, classified as contingent payment arrangements, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Balance as of beginning of period	$23,704	$7,390	$22,911	$7,336
Addition	4,400	17,384	4,400	17,384
Accretion	806	829	1,599	883
Payments	—	—	—	—
Balance as of end of period	$28,910	$25,603	$28,910	$25,603

As of June 30, 2020 and December 31, 2019, we have acquisition-related contingent liabilities remaining with a fair value of $28.9 million and $22.9 million, respectively.

The liabilities were valued using expected revenue growth rates and discount rates. The expected revenue growth rates range from 0.7% to 50.0%, with a weighted average of 4.9%, calculated using cumulative revenues and range of revenue growth rates (excluding revenue growth from additional AUM contributed from existing clients). The discount rates ranged from 1.9% to 10.4%, with a weighted average of 8.0%, calculated using total contingent liabilities and range of discount rates.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We did not have any material assets or liabilities that were measured at fair value for impairment on a nonrecurring basis during the six months ended June 30, 2020 or during the year ended December 31, 2019.

Index

12.	Commitments and Contingencies

Legal Proceedings

With respect to all significant litigation matters, we consider the likelihood of a negative outcome. If we determine the likelihood of a negative outcome is probable and the amount of the loss can be reasonably estimated, we record an estimated loss for the expected outcome of the litigation. If the likelihood of a negative outcome is reasonably possible and we can determine an estimate of the possible loss or range of loss in excess of amounts already accrued, if any, we disclose that fact together with the estimate of the possible loss or range of loss. However, it is often difficult to predict the outcome or estimate a possible loss or range of loss because litigation is subject to inherent uncertainties, particularly when plaintiffs allege substantial or indeterminate damages. Such is also the case when the litigation is in its early stages or when the litigation is highly complex or broad in scope. In these cases, we disclose that we are unable to predict the outcome or estimate a possible loss or range of loss.

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
Leases included in the condensed consolidated statement of financial condition as of June 30, 2020 and December 31, 2019 were as follows:

	Classification	June 30, 2020	December 31, 2019
		(in thousands)
Operating Leases
Operating lease right-of-use assets	Right-of-use assets	$314,422	$360,185
Operating lease liabilities	Lease liabilities	413,196	465,907

Finance Leases
Property and equipment, gross	Right-of-use assets	5,167	3,825
Amortization of right-of-use assets	Right-of-use assets	(1,866)	(1,317)
Property and equipment, net		3,301	2,508
Finance lease liabilities	Lease liabilities	3,281	2,544

Index

The components of lease expense included in the condensed consolidated statement of income as of June 30, 2020 and June 30, 2019 were as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
	Classification	2020	2019	2020	2019
		(in thousands)
Operating lease cost	General and administrative	$22,411	$26,506	$45,415	$53,648

Financing lease cost:
Amortization of right-of-use assets	General and administrative	426	291	903	577
Interest on lease liabilities	Interest expense	23	15	49	32
Total finance lease cost		449	306	952	609
Variable lease cost (1)	General and administrative	9,833	9,876	19,310	19,749
Sublease income	General and administrative	(9,626)	(13,988)	(19,241)	(28,451)
Net lease cost		$23,067	$22,700	$46,436	$45,555
(1) Variable lease expense includes operating expenses, real estate taxes and employee parking.
The sub-lease income represents all revenues received from sub-tenants. It is primarily fixed base rental payments combined with variable reimbursements such as operating expenses, real estate taxes and employee parking. We derive most of our sub-tenant income from our New York metro sub-tenant agreements. Sub-tenant income related to base rent is recorded on a straight-line basis.
Maturities of lease liabilities were as follows:

	Operating Leases	Financing Leases	Total
Year ending December 31,	(in thousands)
2020 (excluding the six months ended June 30, 2020)	$51,618	$942	$52,560
2021	103,752	1,142	104,894
2022	89,650	757	90,407
2023	82,532	526	83,058
2024	79,612	23	79,635
Thereafter	43,017	—	43,017
Total lease payments	450,181	3,390	453,571
Less interest	(36,985)	(109)
Present value of lease liabilities	$413,196	$3,281
During October 2018, we signed a lease, which is scheduled to commence in the fourth quarter of 2020, relating to 218,976 square feet of space at our newly constructed Nashville headquarters. Our estimated total base rent obligation (excluding taxes, operating expenses and utilities) over the 15-year initial lease term is $134 million. During April 2019, we signed a lease, which commences in 2024, relating to approximately 190,000 square feet of space at a newly constructed site in New York City. Our estimated total base rent obligation (excluding taxes, operating expenses and utilities) over the 20-year lease term is approximately $448 million.

Index

Lease term and discount rate:
Weighted average remaining lease term (years)
Operating leases	4.94
Finance leases	2.70
Weighted average discount rate
Operating leases	3.51%
Finance leases	2.69%

Supplemental cash flow information related to leases was as follows:

	Six Months Ended June 30,
	2020	2019
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$58,107	$69,309
Operating cash flows used for financing leases	49	32
Financing cash flows from finance leases	959	567
Right-of-use assets obtained in exchange for lease obligations(1):
Operating leases (2)	(1,223)	4,156
Finance leases	1,695	—

(1) Represents non-cash activity and, accordingly, is not reflected in the condensed consolidated statements of cash flows.
(2) Represents net non-cash activity of extensions and reductions of lease obligations.
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
We are not required to provide financial support to company-sponsored investment funds, and only the assets of such funds are available to settle each fund's own liabilities. Our exposure to loss regarding consolidated company-sponsored investment funds is limited to our investment in, and our management fee earned from, such funds. Equity and debt holders of such funds have no recourse to AB’s assets or to the general credit of AB.

Index

The balances of consolidated VIEs and VOEs included in our condensed consolidated statements of financial condition were as follows:

	June 30, 2020			December 31, 2019
	(in thousands)
	VIEs	VOEs	Total	VIEs	VOEs	Total
Cash and cash equivalents	$28,657	$4,419	$33,076	$9,623	$1,810	$11,433
Investments	128,941	105,155	234,096	404,624	176,380	581,004
Other assets	3,779	4,118	7,897	9,618	10,192	19,810
Total assets	$161,377	$113,692	$275,069	$423,865	$188,382	$612,247

Liabilities	$6,438	$19,984	$26,422	$12,147	$18,870	$31,017
Redeemable non-controlling interest	35,486	15,595	51,081	273,219	52,342	325,561
Partners' capital attributable to AB Unitholders	119,453	78,113	197,566	138,499	117,170	255,669
Total liabilities, redeemable non-controlling interest and partners' capital	$161,377	$113,692	$275,069	$423,865	$188,382	$612,247

During the second quarter of 2020, we deconsolidated three funds in which we had a seed investment of approximately $59.0 million due to no longer having a controlling financial interest. These VIEs had significant consolidated assets and liabilities as of December 31, 2019.

Fair Value
Cash and cash equivalents include cash on hand, demand deposits, overnight commercial paper and highly liquid investments with original maturities of three months or less. Due to the short-term nature of these instruments, the recorded value has been determined to approximate fair value.

Index

Valuation of consolidated company-sponsored investment funds' financial instruments by pricing observability levels as of June 30, 2020 and December 31, 2019 was as follows (in thousands):

	Level 1	Level 2	Level 3	Total
June 30, 2020:
Investments - VIEs	$16,924	$111,541	$476	$128,941
Investments - VOEs	3,185	101,929	41	105,155
Derivatives - VIEs	245	1,087	—	1,332
Derivatives - VOEs	48	650	—	698
Total assets measured at fair value	$20,402	$215,207	$517	$236,126

Derivatives - VIEs	133	4,176	—	4,309
Derivatives - VOEs	58	1,688	—	1,746
Total liabilities measured at fair value	$191	$5,864	$—	$6,055

December 31, 2019:
Investments - VIEs	$28,270	$375,559	$795	$404,624
Investments - VOEs	104,069	72,252	59	176,380
Derivatives - VIEs	139	4,694	—	4,833
Derivatives - VOEs	76	4,263	—	4,339
Total assets measured at fair value	$132,554	$456,768	$854	$590,176

Derivatives - VIEs	$835	$3,724	$—	$4,559
Derivatives - VOEs	101	4,982	—	5,083
Total liabilities measured at fair value	$936	$8,706	$—	$9,642

See Note 11 for a description of the fair value methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.

The change in carrying value associated with Level 3 financial instruments carried at fair value within consolidated company-sponsored investment funds was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Balance as of beginning of period	$534	$10,261	$854	$8,373
Deconsolidated funds	(135)	—	(135)	—
Transfers (out) in	340	(89)	571	(186)
Purchases	13	5,680	46	7,791
Sales	(82)	(4,065)	(444)	(4,349)
Realized gains (losses), net	(14)	21	(14)	23
Unrealized gains (losses), net	(138)	20	(362)	169
Accrued discounts	(1)	6	1	13
Balance as of end of period	$517	$11,834	$517	$11,834

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

Derivative Instruments
As of June 30, 2020 and December 31, 2019, the VIEs held $3.0 million and $0.3 million (net) of futures, forwards and swaps within their portfolios, respectively. For the three and six months ended June 30, 2020, we recognized $1.0 million of gains and $0.7 million of losses, respectively, on these derivatives. For the three and six months ended June 30, 2019, we recognized $1.6 million and $2.7 million of gains, respectively, on these derivatives. These losses and gains are recognized in investment gains (losses) in the condensed consolidated statements of income.
As of June 30, 2020 and December 31, 2019, the VIEs held $0.3 million and $1.6 million, respectively, of cash collateral payable to trade counterparties. This obligation to return cash is reported in the liabilities of consolidated company-sponsored investment funds in our condensed consolidated statements of financial condition.
As of June 30, 2020 and December 31, 2019, the VIEs delivered $3.8 million and $3.2 million, respectively, of cash collateral into brokerage accounts. The VIEs report this cash collateral in the consolidated company-sponsored investment funds cash and cash equivalents in our condensed consolidated statements of financial condition.
As of June 30, 2020 and December 31, 2019, the VOEs held $1.0 million and $0.7 million, respectively, (net) of futures, forwards, options and swaps within their portfolios. For the three and six months ended June 30, 2020, we recognized $0.8 million and $0.9 million of losses, respectively, on these derivatives. For the three and six months ended June 30, 2019, we recognized $0.6 million and $0.5 million of losses, respectively, on these derivatives. These gains and losses are recognized in investment gains (losses) in the condensed consolidated statements of income.
As of June 30, 2020 and December 31, 2019, the VOEs held $0.9 million and $0.5 million, respectively, of cash collateral payable to trade counterparties. This obligation to return cash is reported in the liabilities of consolidated company-sponsored investment funds in our condensed consolidated statements of financial condition.
As of June 30, 2020 and December 31, 2019, the VOEs delivered $2.0 million and $1.2 million, respectively, of cash collateral in brokerage accounts. The VOEs report this cash collateral in the consolidated company-sponsored investment funds cash and cash equivalents in our condensed consolidated statements of financial condition.
Offsetting Assets and Liabilities
Offsetting of derivative assets of consolidated company-sponsored investment funds as of June 30, 2020 and December 31, 2019 was as follows:

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
	(in thousands)
June 30, 2020:
Derivatives - VIEs	$1,332	$—	$1,332	$—	$(270)	$1,062
Derivatives - VOEs	$698	$—	$698	$—	$(698)	$—
December 31, 2019:
Derivatives - VIEs	$4,833	$—	$4,833	$—	$(1,631)	$3,202
Derivatives - VOEs	$4,339	$—	$4,339	$—	$(534)	$3,805

Index

Offsetting of derivative liabilities of consolidated company-sponsored investment funds as of June 30, 2020 and December 31, 2019 was as follows:

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
	(in thousands)
June 30, 2020:
Derivatives - VIEs	$4,309	$—	$4,309	$—	$(3,800)	$509
Derivatives - VOEs	$1,746	$—	$1,746	$—	$(1,746)	$—
December 31, 2019:
Derivatives - VIEs	$4,559	$—	$4,559	$—	$(3,155)	$1,404
Derivatives - VOEs	$5,083	$—	$5,083	$—	$(1,201)	$3,882

Cash collateral, whether pledged or received on derivative instruments, is not considered material and, accordingly, is not disclosed by counterparty.
Non-Consolidated VIEs
As of June 30, 2020, the net assets of company-sponsored investment products that are non-consolidated VIEs are approximately $63.5 billion, and our maximum risk of loss is our investment of $12.5 million in these VIEs and our advisory fee receivables from these VIEs, which are not material.

15.	Units Outstanding

Changes in AB Units outstanding during the six-month period ended June 30, 2020 were as follows:

Outstanding as of December 31, 2019	270,380,314
Options exercised	5,182
Units issued	408,059
Units retired	(2,173,368)
Outstanding as of June 30, 2020	268,620,187

16.	Debt

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

The Credit Facility contains affirmative, negative and financial covenants, which are customary for facilities of this type, including restrictions on dispositions of assets, restrictions on liens, a minimum interest coverage ratio and a maximum leverage ratio. As of June 30, 2020, we were in compliance with these covenants. The Credit Facility also includes customary events of default (with customary grace periods, as applicable), including provisions under which, upon the occurrence of an event of default, all outstanding loans may be accelerated and/or lender’s commitments may be terminated. Also, under such provisions, upon the occurrence of certain insolvency- or bankruptcy-related events of default, all amounts payable under the Credit Facility would automatically become immediately due and payable, and the lender’s commitments automatically would terminate.

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

As of June 30, 2020 and December 31, 2019, we had no amounts outstanding under the Credit Facility. During the first six months of 2020 and the full year 2019, we did not draw upon the Credit Facility.

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

As of June 30, 2020 and December 31, 2019, AB had $685.0 million and $560.0 million outstanding under the EQH Facility with interest rates of approximately 0.2% and 1.6%, respectively. Average daily borrowings on the EQH Facility for the first six months of 2020 and for the 57 days it was available in 2019 were $591.0 million and $358.6 million, respectively, with weighted average interest rates of approximately 0.7% and 1.6%, respectively.

As of June 30, 2020 and December 31, 2019, we had no commercial paper outstanding. The commercial paper is short term in nature, and as such, recorded value is estimated to approximate fair value (and considered a Level 2 security in the fair value hierarchy). Average daily borrowings of commercial paper during the first six months of 2020 and the 317 days commercial paper was outstanding in 2019 were $90.7 million and $438.6 million, respectively, with weighted average interest rates of approximately 0.7% and 2.6%, respectively.

AB has a $200.0 million committed, unsecured senior revolving credit facility (the "Revolver") with a leading international bank, which matures on November 16, 2021. The Revolver is available for AB's and SCB LLC's business purposes, including the provision of additional liquidity to meet funding requirements primarily related to SCB LLC's operations. Both AB and SCB LLC can draw directly under the Revolver and management expects to draw on the Revolver from time to time. AB has agreed to guarantee the obligations of SCB LLC under the Revolver. The Revolver contains affirmative, negative and financial covenants that are identical to those of the Credit Facility. As of both June 30, 2020 and December 31, 2019, we had no amounts outstanding under the Revolver. Average daily borrowings under the Revolver during the first six months of 2020 and full year 2019 were $19.0 million and $23.5 million, respectively, with weighted average interest rates of approximately 1.7% and 3.2%, respectively.

In addition, SCB LLC currently has three uncommitted lines of credit with three financial institutions. Two of these lines of credit permit us to borrow up to an aggregate of approximately $175.0 million, with AB named as an additional borrower, while the other line has no stated limit. As of June 30, 2020 and December 31, 2019, SCB LLC had no outstanding balance on these lines of credit. Average daily borrowings on the lines of credit during the first six months of 2020 and full year 2019 were $1.8 million and $1.9 million, respectively, with weighted average interest rates of approximately 1.5% and 1.9%, respectively.

Index

17.	Non-controlling Interests

Non-controlling interest in net income for the three and six months ended June 30, 2020 and 2019 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Non-redeemable non-controlling interests:
Consolidated company-sponsored investment funds	$—	$—	$—	$—
Other	—	58	—	74
Total non-redeemable non-controlling interests	—	58	—	74
Redeemable non-controlling interests:
Consolidated company-sponsored investment funds	20,940	7,699	(4,631)	17,799
Total non-controlling interest in net income	$20,940	$7,757	$(4,631)	$17,873

Redeemable non-controlling interest as of June 30, 2020 and December 31, 2019 consisted of the following:

	June 30, 2020	December 31, 2019
	(in thousands)
Consolidated company-sponsored investment funds	$51,081	$325,561
Total redeemable non-controlling interest	$51,081	$325,561

18. Related Party Master Repurchase Agreement

During April 2020, we provided a $125 million credit facility, through a Master Repurchase Agreement (“MRA”), to one of our sponsored private investment funds, of which $30 million was drawn upon as of April 28, 2020 and repaid in full in May 2020. No additional amounts were drawn during the second quarter of 2020. The amounts drawn upon the MRA, which are payable on demand, are collateralized by assets of the fund, can be repaid at any time prior to maturity and bear interest based upon the interest rate established at the time of each borrowing.

Index

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

Impact of COVID-19
General Economic Conditions
During the first quarter of 2020, the novel coronavirus global pandemic ("COVID-19") significantly impacted the global economy. The impact has been profound, has continued through the second quarter of 2020 and is likely to persist for months to come. While businesses are re-opening and leading economic indicators are showing signs of improvement, the overall extent and duration of COVID-19's impact on businesses and economic activity generally remains unclear. A severe recession in 2020 remains possible. Economic effects from COVID-19, which have impacted virtually all countries and industries, include:

•	Many small and large businesses being forced to interrupt their operations and as a result, lay off employees or even close;

•	The re-opening and subsequent shuttering again of certain businesses in various states across the country;

•
Temporary large-scale population lock-downs, domestic and international travel restrictions and social-distancing measures were implemented, driving sharp declines in consumer and business spending during the first quarter. Further, while businesses began their re-opening process during the second quarter and consumer spending increased, uncertainty remains; and

•
Significant declines and increased volatility impacted global financial markets during the first quarter, including 23.2% and 20.0% declines in the Dow Jones Industrial Average (“Dow”) and S&P 500 Index (“S&P”), respectively. Although the financial markets have recovered much of the first quarter losses during the second quarter, including approximate 22.2% and 23.6% increases in the Dow and S&P, respectively, the prospect of continued volatility remains (please see "Market Environment" below for additional details).

Governments around the world have responded to COVID-19 with economic stimulus measures, including a $2 trillion emergency relief bill passed in the U.S during the first quarter of 2020 and additional stimulus is being considered. These measures are intended to steady businesses and consumers until economic activity meaningfully recovers. The timing and magnitude of any such recovery, however, remains uncertain.
During June 2020 and over the past few weeks, several states, particularly in the South and West, have experienced surges in the rates of COVID-19 infections. These surges are likely the result of greatly increased social interactions after these states began to re-open their economies. As a result, several states have paused their re-openings or re-imposed closing mandates on certain business, such as bars. Although the partial re-openings in various states have alarmed health officials, governors, in many cases, have indicated a reluctance to re-impose broad lockdown requirements, and it is not clear whether partial measures, including social distancing, will be adequate to address this rapid new spreading of the virus. Furthermore, it remains unclear whether states and municipalities across the U.S. will be able to safely re-open schools in several weeks given the spread of the virus, which may further complicate re-opening the economy. These circumstances may adversely affect consumer sentiment and the pace of business re-openings, and they also may delay any economic recovery.
AB Impact
At the initial onset of COVID-19 during the first quarter of 2020, we quickly responded in the various jurisdictions where we operate, including the U.S., the U.K., Hong Kong, Shanghai, Singapore and Taiwan. We implemented business continuity measures, including travel restrictions and a work-from-home requirement for almost all personnel (other than a relatively small number of employees whose physical presence in our offices was considered critical), which has remained in place (except in our Asia offices, most of which have reopened) throughout the second quarter, to ensure operating continuity for all critical functions. We also instituted a notification process for any employee who tests positive for COVID-19 or has been exposed to someone else who has tested positive. As the COVID-19 crisis has continued to evolve during the second quarter, certain key functions of the business, such as Risk Management, Business Continuity, Finance and Human Capital, have maintained constant communication and monitored the evolution of the pandemic to keep our employees safe and advise of key developments. Additionally, we have continued to communicate with the World Health Organization and the U.S. Centers for Disease Control and Prevention to ensure we have current information.
Technology enhancements have continued to evolve throughout the second quarter, which have increased the success of our remote work force. We have continued to enhance our virtual programs to support business functions, such as training on cybersecurity and enhancements to our existing technology platforms. There has been a heightened focus on the emotional well-being of our employees, and we have provided regular touch points with employees through virtual town halls and management communications. Additionally, we have maintained regular communications and updates on the virus and the Company's response, which are posted in the Company's internal website to ensure transparent communication with our employees. If any of our employees test positive for COVID-19 or interact with someone who has the virus, they are required to contact AB immediately for support.

Index

We have started to consider, and in some cases implement, return to the office programs for our U.S. and European offices. However, we continue to monitor the daily evolution of the crisis in order to ensure the health and safety of our employees remains our top priority. We will modify our return to office plans, as needed, to ensure the safety of our employees and to ensure that the highest safety and cleanliness protocols are followed. We believe that our business continuity plan and technology platform will continue to support the effectiveness of our employees working remotely.
Asset managers, such as AB, rely heavily on the performance of the financial markets to largely determine assets under management (“AUM”) and revenues. Our results during the first quarter of 2020 remained strong, which was primarily a reflection of financial market conditions during January and February, which were not adversely affected by COVID-19. Market conditions deteriorated dramatically during March, which negatively impacted our performance in that month. Financial markets, and hence our performance, have rebounded during the second quarter, primarily due to a U.S. Federal Government stimulus package and U.S. Treasury programs, which were instituted during March 2020 and throughout the second quarter. These programs renewed confidence in the financial markets by introducing liquidity through government purchasing of financial instruments. As various states began to ease restrictions on business and lockdown protocols during the second quarter, increases in consumer spending, decreases in the unemployment rate and improvement in other leading economic indicators also stimulated financial market performance. As a result of these developments in the second quarter, our AUM has increased. However, as states continued to ease restrictions during June 2020, there was a resurgence in the spread of the virus, causing certain states to, among other things, shutter businesses again. As a result, markets continue to be volatile.
The economic impact of COVID-19 and any additional declines in the financial markets could have a significant adverse effect on our AUM and revenues, particularly if economic activity does not continue to recover. Although countries throughout the world are re-opening their economies, this will continue to be a gradual process, and there is a significant risk that the opening process will have to be interrupted if infection rates increase. Also, there is the prospect that high levels of unemployment and reluctance of consumers to resume spending will do long-term damage to the global economy, which would have an adverse effect on our business. Additionally, as most of our workforce is working remotely, we are mindful of increased risk related to cybersecurity, which could significantly disrupt our business functions.
Ultimately, the return to normal business and economic activity will likely require the development and broad application of an effective vaccine. Although a number of companies have made encouraging progress in this regard, there is no certainty that they will be successful. Also, even if an effective vaccine is developed, it could be many months before it becomes broadly available.
Executive Overview
Our total assets under management (“AUM”) as of June 30, 2020 were $600.0 billion, up $58.2 billion, or 10.7%, compared to March 31, 2020, and up $19.2 billion, or 3.3%, compared to June 30, 2019. During the second quarter of 2020, AUM increased as a result of market appreciation of $61.5 billion, partially offset by net outflows of $3.3 billion (Institutional net outflows of $6.4 billion and Private Wealth Management net outflows of $0.7 billion were partially offset by Retail net inflows of $3.8 billion). Excluding AXA redemptions of low-fee fixed income mandates of $7.9 billion in the second quarter, the firm generated net inflows of $4.6 billion in the second quarter (see discussion below). During the twelve months ended June 30, 2020, AUM increased primarily as a result of market appreciation of $13.2 billion and net inflows of $5.8 billion (Retail net inflows of $11.0 billion were partially offset by Institutional net outflows of $3.1 billion and Private Wealth Management net outflows of $2.1 billion). Excluding AXA's redemption of low-fee fixed income mandates of $8.9 billion in the first half of 2020, the firm generated net inflows of $14.7 billion during the twelve months ended June 30, 2020.

Institutional AUM increased $19.5 billion, or 7.6%, to $276.2 billion during the second quarter of 2020, due to market appreciation of $25.9 billion, partially offset by net outflows of $6.4 billion. Excluding AXA's redemption of low-fee fixed income mandates of $7.9 billion, institutional net inflows were $1.5 billion in the second quarter. Gross sales increased sequentially from $3.9 billion during the first quarter of 2020 to $8.8 billion during the second quarter of 2020. Redemptions and terminations increased sequentially from $2.9 billion to $12.7 billion.

Retail AUM increased $30.9 billion, or 15.6%, to $229.5 billion during the second quarter of 2020, primarily due to market appreciation of $26.9 billion and net inflows of $3.8 billion. Gross sales decreased sequentially from $24.2 billion during the first quarter of 2020 to $19.6 billion during the second quarter of 2020. Redemptions and terminations decreased sequentially from $25.6 billion to $14.5 billion.

Private Wealth Management AUM increased $7.8 billion, or 9.0%, to $94.3 billion during the second quarter of 2020, primarily due to market appreciation of $8.7 billion, partially offset by net outflows of $0.7 billion. Gross sales decreased sequentially from $3.5 billion during the first quarter of 2020 to $3.4 billion during the second quarter of 2020. Redemptions and terminations were flat at $4.2 billion.

Index

Bernstein Research Services revenue for the second quarter of 2020 was $113.6 million, up $7.6 million, or 7.2%, compared to the second quarter of 2019 due to higher market volatility, which led to greater customer activity and more robust trading volumes across the business.

Net revenues for the second quarter of 2020 increased $13.7 million, or 1.6%, to $871.4 million from $857.8 million in the second quarter of 2019. The increase was primarily due to higher investment gains of $13.2 million, higher distribution revenues of $11.8 million and higher Bernstein Research Services revenue of $7.6 million, partially offset by lower investment advisory base fees of $15.8 million and lower performance-based fees of $2.4 million. Operating expenses for the second quarter of 2020 decreased $11.8 million, or 1.7%, to $661.8 million from $673.6 million in the second quarter of 2019. The decrease was primarily due to lower employee compensation and benefits expenses of $14.1 million and lower interest on borrowings of $2.9 million, partially offset by higher general and administrative expenses (including real estate charges) of $6.2 million. Our operating income increased $25.4 million, or 13.8%, to $209.6 million from $184.2 million and our operating margin increased to 21.7% in the second quarter of 2020 from 20.6% in the second quarter of 2019.

Market Environment
While the first quarter experienced historically sharp declines in global markets in response to the COVID-19 pandemic, the second quarter reversed much of those losses with some of the highest gains in decades. The S&P 500, Dow Jones Industrial Average and Nasdaq each rallied during the second quarter, as aggressive stimulus and vaccine optimism reduced concerns over COVID-19’s spread. Despite the strong stock market performance in the second quarter and July 2020, the state of the U.S. economy remains unsteady, as unemployment remains in double digits, much of the U.S. has been experiencing spikes in COVID-19 infection rates, civil unrest has emerged across the U.S. centered around racial equality, and concerns are growing (and being exacerbated by the foregoing three factors) over the upcoming U.S. elections. The U.S. Federal Reserve cut interest rates to near zero, committed to buy investment grade and high yield corporate bonds and announced substantial quantitative easing. The fiscal stimulus packages issued during the second quarter included an increase in unemployment benefits and forgivable loans to small businesses. More stimulus appears likely in the U.S., aimed at mitigating the long-term effects of the pandemic lockdowns; this could temper significant volatility in the second half of 2020.

In the U.K., uncertainties surrounding Brexit and the slow decline in COVID-19 cases continue to restrain the U.K. market. A trade deal between the European Union and the U.K. may be implemented by the end of 2020. China has emerged from its shutdown after being the first country to enter the COVID-19 crisis. The Chinese government announced further stimulus measures, while the People’s Bank of China is making monetary policy more accommodative.

MiFID II
In Europe, MiFID II, which became effective on January 3, 2018, has made significant modifications to how European broker-dealers can be compensated for research. These modifications are believed to have significantly reduced the overall research spend by European buy-side firms, which has decreased the revenues we derive from our European clients. Our European clients may continue to reduce their research budgets, which could result in a significant decline in our sell-side revenues.

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
Relationship with Equitable Holdings and AXA
During the second quarter of 2018, AXA S.A. ("AXA") completed the sale of a minority stake in Equitable Holdings, Inc. (“EQH”) through an initial public offering ("IPO"). Since then, AXA has completed additional offerings and taken other steps, most recently during the fourth quarter of 2019. As a result, AXA owned less than 10% of the outstanding common stock of EQH as of June 30, 2020.

While we cannot at this time predict the full impact on AB of this transaction, such impact has included a reduction in the support AXA provided to AB in the past with respect to AB's investment management business, resulting in a modest decrease in our revenues and ability to initiate new investment services. Also, AB relies on AXA, including its subsidiary, AXA Business Services,

Index

for a number of significant services and AB has benefited from its affiliation with AXA in certain common vendor relationships. Some of these arrangements are expected to change with possible negative financial implications for AB.

Our ending AUM at June 30, 2020 reflects $8.9 billion in outflows resulting from AXA's redemption of certain low-fee fixed income mandates, of which $7.9 billion was redeemed during the second quarter. We expect these redemptions to total approximately $14 billion, with the majority of the remaining redemptions expected to be completed during the second half of 2020. The revenue we earn from the management of these assets is not significant.

Relocation Strategy
On May 2, 2018, we announced that we would establish our corporate headquarters in, and relocate approximately 1,050 jobs located in the New York metro area to, Nashville, TN. Subsequently, on January 14, 2020, we announced our plans to relocate an additional 200 jobs to Nashville thereby increasing the total relocated jobs to 1,250. The decision to add the additional jobs was the result of the growth in our business, select investments we are making, and the insourcing of roles typically performed by consultants. Our Nashville headquarters will house Finance, IT, Operations, Legal, Compliance, Internal Audit, Human Capital, and Sales and Marketing. We have been actively relocating jobs (although COVID-19 has slowed our pace) and expect this transition to take several years. We will continue to maintain a principal location in New York City, which will house our Portfolio Management, Sell-Side Research and Trading, and New York-based Private Wealth Management businesses.

We believe relocating our corporate headquarters to Nashville will afford us the opportunity to provide an improved quality of life alternative for our employees and enable us to attract and recruit new talented employees to a highly desirable location while improving the long-term cost structure of the firm.

During the transition period, which began in 2018 and is expected to continue through 2024, we currently estimate that we will incur transition costs of approximately $155 million to $165 million. These costs include employee relocation, severance, recruitment, and overlapping compensation and occupancy costs. Over this same period, we expect to realize total expense savings of approximately $185 million to $195 million, an amount greater than the total transition costs. Through the end of the first quarter of 2020, we incurred $51 million of cumulative transition costs compared to $22 million of cumulative savings, resulting in an overall net cost of $29 million for the 2018 through the first quarter of 2020 periods. In addition, we incurred $6 million of transition costs for the three months ended June 30, 2020 compared to $7 million of expense savings resulting in an overall net savings of $1 million for the period. We currently anticipate an EPU reduction in 2020 of approximately $0.02 resulting from our relocation strategy, which compares to the $0.06 EPU reduction that occurred in 2019. We also expect to achieve a slight accretion in EPU in 2021 and then achieve EPU accretion in each year thereafter. Beginning in 2025, once the transition period has been completed, we estimate ongoing annual expense savings of approximately $75 million to $80 million, which will result from a combination of occupancy and compensation-related savings. Our estimates for both the transition costs and the corresponding expense savings are based on our current assumptions of employee relocation costs, severance and overlapping compensation, and occupancy costs. In addition, our estimates for both the timing of when we incur transition costs and realize the related expense savings are based on our current relocation implementation plan and the timing for execution of each phase. The actual total charges we eventually record, the related expense savings we realize, and timing and magnitude of EPU impact are expected to differ from our current estimates as we implement each phase of our headquarters relocation.

During October 2018, we signed a lease, which is scheduled to commence in the fourth quarter of 2020, relating to 218,976 square feet of space at our newly constructed Nashville headquarters. Our estimated total base rent obligation (excluding taxes, operating expenses and utilities) over the 15-year initial lease term is $134 million.

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

Index

Adjusted Operating Margin Target

We previously adopted a goal of increasing our adjusted operating margin to a target of 30% by 2020 (the “2020 Margin Target”), subject to the assumptions, factors and contingencies described as part of the initial disclosure of this target. Our adjusted operating margin, which was 27.5% during 2019, increased to 27.8% during the first six months of 2020.

Our AUM and, therefore, our investment advisory revenues, including performance-based fee revenues, are heavily dependent on the level and volatility of the financial markets. Based upon our current revenue and expense projections, we do not believe that achieving the 2020 Margin Target is likely. However, we are taking additional actions to better align our expenses with our expected revenues. We remain committed to achieving an adjusted operating margin of 30% in years subsequent to 2020 and will take continued actions in this regard, subject to prevailing market conditions and the evolution of our business mix. Furthermore, our revenues may continue to be affected by the economic impact of COVID-19. Please refer to “Impact of COVID-19” above and "Risk Factors" below for additional information regarding the effect on our business COVID-19 has had and may continue to have.

Assets Under Management

Assets under management by distribution channel are as follows:

	As of June 30,
	2020	2019	$ Change	% Change
	(in billions)

Institutions	$276.2	$269.1	$7.1	2.6%
Retail	229.5	214.5	15.0	7.0
Private Wealth Management	94.3	97.2	(2.9)	(3.0)
Total	$600.0	$580.8	$19.2	3.3

Assets under management by investment service are as follows:

	As of June 30,
	2020	2019	$ Change	% Change
	(in billions)
Equity
Actively Managed	$173.1	$161.8	$11.3	7.0%
Passively Managed(1)	54.3	57.4	(3.1)	(5.3)
Total Equity	227.4	219.2	8.2	3.7

Fixed Income
Actively Managed
Taxable	247.9	240.8	7.1	3.0
Tax–exempt	47.1	44.3	2.8	6.2
	295.0	285.1	9.9	3.5

Passively Managed(1)	9.9	9.5	0.4	4.1
Total Fixed Income	304.9	294.6	10.3	3.5

Other(2)
Actively Managed	65.9	65.8	0.1	0.3
Passively Managed(1)	1.8	1.2	0.6	46.0
Total Other	67.7	67.0	0.7	1.1
Total	$600.0	$580.8	$19.2	3.3

(1)Includes index and enhanced index services.
(2)Includes certain multi-asset solutions and services and certain alternative investments.

Index

Changes in assets under management for the three-month, six-month and twelve-month periods ended June 30, 2020 are as follows:

	Distribution Channel
	Institutions	Retail	Private Wealth Management	Total
	(in billions)
Balance as of March 31, 2020	$256.7	$198.6	$86.5	$541.8
Long-term flows:
Sales/new accounts	8.8	19.6	3.4	31.8
Redemptions/terminations	(12.7)	(14.5)	(4.2)	(31.4)
Cash flow/unreinvested dividends	(2.5)	(1.3)	0.1	(3.7)
Net long-term (outflows) inflows	(6.4)	3.8	(0.7)	(3.3)
Transfers	—	0.2	(0.2)	—
Market appreciation	25.9	26.9	8.7	61.5
Net change	19.5	30.9	7.8	58.2
Balance as of June 30, 2020	$276.2	$229.5	$94.3	$600.0

Balance as of December 31, 2019	$282.7	$239.2	$101.0	$622.9
Long-term flows:
Sales/new accounts	12.7	43.8	7.0	63.5
Redemptions/terminations	(15.6)	(40.0)	(8.5)	(64.1)
Cash flow/unreinvested dividends	(3.1)	(5.4)	0.2	(8.3)
Net long-term outflows	(6.0)	(1.6)	(1.3)	(8.9)
Acquisition	—	0.2	—	0.2
Transfers	0.1	0.1	(0.2)	—
Market depreciation	(0.6)	(8.4)	(5.2)	(14.2)
Net change	(6.5)	(9.7)	(6.7)	(22.9)
Balance as of June 30, 2020	$276.2	$229.5	$94.3	$600.0

Balance as of June 30, 2019	$269.1	$214.5	$97.2	$580.8
Long-term flows:
Sales/new accounts	20.9	83.9	12.0	116.8
Redemptions/terminations	(21.0)	(62.9)	(14.4)	(98.3)
Cash flow/unreinvested dividends	(3.0)	(10.0)	0.3	(12.7)
Net long-term (outflows) inflows	(3.1)	11.0	(2.1)	5.8
Transfers	0.1	0.1	(0.2)	—
Acquisition	—	0.2	—	0.2
Market appreciation (depreciation)	10.1	3.7	(0.6)	13.2
Net change	7.1	15.0	(2.9)	19.2
Balance as of June 30, 2020	$276.2	$229.5	$94.3	$600.0

Index

	Investment Service
	Equity Actively Managed	Equity Passively Managed(1)	Fixed Income Actively Managed - Taxable	Fixed Income Actively Managed - Tax- Exempt	Fixed Income Passively Managed(1)	Other(2)	Total
	(in billions)
Balance as of March 31, 2020	$141.5	$47.2	$236.1	$45.9	$10.3	$60.8	$541.8
Long-term flows:
Sales/new accounts	13.8	—	15.0	2.3	—	0.7	31.8
Redemptions/terminations	(9.3)	—	(18.8)	(2.6)	(0.1)	(0.6)	(31.4)
Cash flow/unreinvested dividends	(1.7)	(1.5)	(1.3)	—	(0.5)	1.3	(3.7)
Net long-term inflows (outflows)	2.8	(1.5)	(5.1)	(0.3)	(0.6)	1.4	(3.3)
Market appreciation	28.8	8.6	16.9	1.5	0.2	5.5	61.5
Net change	31.6	7.1	11.8	1.2	(0.4)	6.9	58.2
Balance as of June 30, 2020	$173.1	$54.3	$247.9	$47.1	$9.9	$67.7	$600.0

Balance as of December 31, 2019	$177.2	$60.1	$258.3	$47.1	$9.3	$70.9	$622.9
Long-term flows:
Sales/new accounts	25.9	0.4	29.7	5.2	0.1	2.2	63.5
Redemptions/terminations	(18.4)	(0.1)	(38.5)	(5.5)	(0.2)	(1.4)	(64.1)
Cash flow/unreinvested dividends	(3.3)	(3.1)	(2.7)	—	0.2	0.6	(8.3)
Net long-term inflows (outflows)	4.2	(2.8)	(11.5)	(0.3)	0.1	1.4	(8.9)
Acquisition	—	—	—	—	—	0.2	0.2
Market (depreciation) appreciation	(8.3)	(3.0)	1.1	0.3	0.5	(4.8)	(14.2)
Net change	(4.1)	(5.8)	(10.4)	—	0.6	(3.2)	(22.9)
Balance as of June 30, 2020	$173.1	$54.3	$247.9	$47.1	$9.9	$67.7	$600.0

Balance as of June 30, 2019	$161.8	$57.4	$240.8	$44.3	$9.5	$67.0	$580.8
Long-term flows:
Sales/new accounts	43.8	1.0	58.1	10.1	—	3.8	116.8
Redemptions/terminations	(31.9)	(0.8)	(54.4)	(8.4)	(0.4)	(2.4)	(98.3)
Cash flow/unreinvested dividends	(5.8)	(5.6)	(2.7)	—	0.2	1.2	(12.7)
Net long-term inflows (outflows)	6.1	(5.4)	1.0	1.7	(0.2)	2.6	5.8
Acquisition	—	—	—	—	—	0.2	0.2
Market appreciation (depreciation)	5.2	2.3	6.1	1.1	0.6	(2.1)	13.2
Net change	11.3	(3.1)	7.1	2.8	0.4	0.7	19.2
Balance as of June 30, 2020	$173.1	$54.3	$247.9	$47.1	$9.9	$67.7	$600.0

(1)Includes index and enhanced index services.
(2)Includes certain multi-asset solutions and services and certain alternative investments.

Index

Net long-term inflows (outflows) for actively managed investment services as compared to passively managed investment services for the three-month, six-month and twelve-month periods ended June 30, 2020 are as follows:

	Periods Ended June 30, 2020
	Three-months	Six-months	Twelve-months
	(in billions)
Actively Managed
Equity	$2.8	$4.2	$6.1
Fixed Income	(5.4)	(11.8)	2.7
Other	1.3	1.1	2.0
	(1.3)	(6.5)	10.8
Passively Managed
Equity	(1.5)	(2.8)	(5.4)
Fixed Income	(0.6)	0.1	(0.2)
Other	0.1	0.3	0.6
	(2.0)	(2.4)	(5.0)
Total net long-term inflows	$(3.3)	$(8.9)	$5.8

Average assets under management by distribution channel and investment service are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
	(in billions)				(in billions)
Distribution Channel:
Institutions	$271.5	$262.1	$9.4	3.6%	$276.6	$257.2	$19.4	7.5%
Retail	215.8	207.3	8.5	4.1	225.8	200.1	25.7	12.8
Private Wealth Management	91.2	96.5	(5.3)	(5.5)	94.8	94.9	(0.1)	(0.1)
Total	$578.5	$565.9	$12.6	2.2	$597.2	$552.2	$45.0	8.1
Investment Service:
Equity Actively Managed	$160.5	$157.4	$3.1	2.0%	$165.7	$152.6	$13.1	8.6%
Equity Passively Managed(1)	51.7	56.1	(4.4)	(7.9)	54.5	54.9	(0.4)	(0.7)
Fixed Income Actively Managed – Taxable	244.9	233.5	11.4	4.9	252.9	228.6	24.3	10.6
Fixed Income Actively Managed – Tax-exempt	46.1	44.1	2.0	4.6	47.1	43.3	3.8	8.8
Fixed Income Passively Managed(1)	10.2	9.4	0.8	8.3	9.8	9.4	0.4	4.7
Other (2)	65.1	65.4	(0.3)	(0.4)	67.2	63.4	3.8	6.0
Total	$578.5	$565.9	$12.6	2.2	$597.2	$552.2	$45.0	8.1

(1)Includes index and enhanced index services.
(2)Includes certain multi-asset solutions and services and certain alternative investments.

Our Institutional channel second quarter average AUM of $271.5 billion increased $9.4 billion, or 3.6%, compared to the second quarter of 2019, primarily due to this AUM increasing $7.1 billion or 2.6%, to $276.2 billion over the last twelve months. The $7.1 billion increase primarily resulted from market appreciation of $10.1 billion, partially offset by net outflows of $3.1 billion.
Our Retail channel second quarter average AUM of $215.8 billion increased $8.5 billion, or 4.1%, compared to the second quarter of 2019, primarily due to this AUM increasing $15.0 billion, or 7.0%, to $229.5 billion over the last twelve months. The $15.0 billion increase primarily resulted from net inflows of $11.0 billion and market appreciation of $3.7 billion.

Index

Our Private Wealth Management channel second quarter average AUM of $91.2 billion decreased $5.3 billion, or 5.5%, compared to the second quarter of 2019, primarily due to this AUM decreasing $2.9 billion, or 3.0%, to $94.3 billion over the last twelve months. The $2.9 billion decrease primarily resulted from net outflows of $2.1 billion and market depreciation of $0.6 billion.
Absolute investment composite returns, gross of fees, and relative performance as of June 30, 2020 compared to benchmarks for certain representative Institutional equity and fixed income services are as follows:

	1-Year	3-Year	5-Year

Global High Income - Hedged (fixed income)
Absolute return	(4.0)%	1.4%	4.0%
Relative return (vs. Bloomberg Barclays Global High Yield Index - Hedged)	(2.6)	(1.4)	(0.9)
Global Fixed Income - Unhedged (fixed income)
Absolute return	3.5	3.4	3.4
Relative return (vs. Bloomberg Barclays Global Treasury Index)	(0.3)	(0.3)	(0.1)
Global Plus - Hedged (fixed income)
Absolute return	4.7	4.6	4.7
Relative return (vs. Bloomberg Barclays Global Aggregate Index - Hedged)	(1.4)	(0.6)	0.2
Intermediate Municipal Bonds (fixed income)
Absolute return	2.6	3.1	2.9
Relative return (vs. Lipper Short/Int. Blended Muni Fund Avg)	0.1	0.5	0.6
U.S. Strategic Core Plus (fixed income)
Absolute return	7.8	5.3	4.8
Relative return (vs. Bloomberg Barclays U.S. Aggregate Index)	(0.9)	—	0.5
Emerging Market Debt (fixed income)
Absolute return	0.6	2.7	5.1
Relative return (vs. JPM EMBI Global/JPM EMBI)	(0.9)	(0.6)	—
U.S. Relative Value
Absolute return	(8.5)	3.9	6.3
Relative return (vs. Russell 1000 Value Index)	0.4	2.1	1.6
International Strategic Core Equity
Absolute return	(3.0)	3.0	5.7
Relative return (vs. MSCI EAFE Index)	2.1	2.2	3.6
U.S. Small & Mid Cap Value
Absolute return	(18.2)	(3.5)	1.4
Relative return (vs. Russell 2500 Value Index)	(2.7)	(0.9)	(0.4)
U.S. Strategic Value
Absolute return	(10.0)	(1.3)	0.4
Relative return (vs. Russell 1000 Value Index)	(1.2)	(3.1)	(4.3)
U.S. Small Cap Growth
Absolute return	16.7	21.2	15.2
Relative return (vs. Russell 2000 Growth Index)	13.2	13.4	8.3
U.S. Large Cap Growth
Absolute return	24.6	20.7	17.2
Relative return (vs. Russell 1000 Growth Index)	1.3	1.7	1.4

Index

	1-Year	3-Year	5-Year
U.S. Small & Mid Cap Growth
Absolute return	17.1	19.0	13.5
Relative return (vs. Russell 2500 Growth Index)	7.9	6.9	3.9
Concentrated U.S. Growth
Absolute return	7.5	14.9	12.8
Relative return (vs. S&P 500 Index)	—	4.2	2.1
Select U.S. Equity
Absolute return	5.3	10.4	10.1
Relative return (vs. S&P 500 Index)	(2.3)	(0.4)	(0.6)
Strategic Equities
Absolute return	4.7	9.9	9.2
Relative return (vs. Russell 3000 Index)	(1.8)	(0.1)	(0.8)
Global Core Equity
Absolute return	(0.5)	7.7	8.4
Relative return (vs. MSCI ACWI Index)	(1.6)	1.6	2.0
U.S. Strategic Core Equity
Absolute return	2.0	9.9	10.3
Relative return (vs. S&P 500 Index)	(5.5)	(0.9)	(0.4)
Select U.S. Equity Long/Short
Absolute return	4.6	8.1	7.1
Relative return (vs. S&P 500 Index)	(2.9)	(2.7)	(3.7)
Our fixed income investment performance improved in the second quarter of 2020 as compared to performance in the first quarter, as several credit sectors to which our fixed income strategies have allocations rebounded from lows seen in March. The global high yield sector returned 12%, U.S. high yield returned 10%, emerging markets returned 12% and CRTs increased 26%. As a result, our relative performance improved from the first quarter 2020. While we continue to believe that performance will improve over time as liquidity pressures abate, it is possible that we will experience heightened redemptions in some of our fixed income strategies as a result of lagging performance in some strategies that were impacted in the first quarter. Performance may also adversely affect our future sales of these services.

Index

Consolidated Results of Operations

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
	(in thousands, except per unit amounts)
Net revenues	$871,449	$857,799	$13,650	1.6%	$1,745,605	$1,653,261	$92,344	5.6%
Expenses	661,802	673,579	(11,777)	(1.7)	1,357,735	1,300,890	56,845	4.4
Operating income	209,647	184,220	25,427	13.8	387,870	352,371	35,499	10.1
Income taxes	11,386	10,211	1,175	11.5	20,860	19,132	1,728	9.0
Net income	198,261	174,009	24,252	13.9	367,010	333,239	33,771	10.1
Net income of consolidated entities attributable to non-controlling interests	20,940	7,757	13,183	n/m	(4,631)	17,873	(22,504)	n/m
Net income attributable to AB Unitholders	$177,321	$166,252	$11,069	6.7	$371,641	$315,366	$56,275	17.8

Diluted net income per AB Unit	$0.65	$0.61	$0.04	6.6	$1.36	$1.17	$0.19	16.2

Distributions per AB Unit	$0.68	$0.63	$0.05	7.9	$1.39	$1.19	$0.20	16.8

Operating margin (1)	21.7%	20.6%			22.5%	20.2%

(1)Operating income excluding net income (loss) attributable to non-controlling interests as a percentage of net revenues.

Net income attributable to AB Unitholders for the three months ended June 30, 2020 increased $11.1 million, or 6.7%, from the three months ended June 30, 2019. The increase primarily is due to (in millions):

Lower employee compensation and benefits expense	$14.1
Higher investment gains	13.2
Higher distribution revenues	11.8
Higher Bernstein Research Services revenue	7.6
Lower interest on borrowings	2.9
Lower base advisory fees	(15.8)
Higher net income of consolidated entities attributable to non-controlling interest	(13.2)
Higher general and administrative expenses (including real estate charges)	(6.2)
Lower performance-based fees	(2.4)
Other	(0.9)
$11.1

Index

Net income attributable to AB Unitholders for the six months ended June 30, 2020 increased $56.3 million, or 17.8%, from the six months ended June 30, 2019. The increase primarily is due to (in millions):

Higher Bernstein Research Services revenue	$46.6
Higher base advisory fees	45.6
Higher distribution revenues	42.1
Higher net loss of consolidated entities attributable to non-controlling interest	22.5
Lower interest on borrowings	4.0
Higher performance-based fees	1.4
Higher investment losses	(46.8)
Higher promotion and servicing expense	(41.7)
Higher general and administrative expenses (including real estate charges)	(10.6)
Higher employee compensation and benefits expense	(8.9)
Other	2.1
$56.3

Units Outstanding

Each quarter, we consider whether to implement a plan to repurchase AB Holding Units pursuant to Rules 10b5-1 and 10b-18 under the Exchange Act. A plan of this type allows a company to repurchase its shares at times when it otherwise might be prevented from doing so because of self-imposed trading blackout periods or because it possesses material non-public information. Each broker we select has the authority under, the terms and limitations specified in the plan, to repurchase AB Holding Units on our behalf in accordance with the terms of the plan. Repurchases are subject to regulations promulgated by the SEC, as well as certain price, market volume and timing constraints specified in the plan. The plan adopted during the second quarter of 2020 expired at the close of business on July 22, 2020. We may adopt additional plans in the future to engage in open-market purchases of AB Holding Units to help fund anticipated obligations under our incentive compensation award program and for other corporate purposes.

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

Index

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands, except per unit amounts)
Net revenues, US GAAP basis	$871,449	$857,799	$1,745,605	$1,653,261
Adjustments:
Distribution-related adjustments:
Distribution revenues	(120,099)	(108,347)	(250,956)	(208,856)
Investment advisory services fees	(12,202)	(11,148)	(27,015)	(20,134)
Pass-through adjustments:
Investment advisory services fees	(3,331)	(4,356)	(10,393)	(9,078)
Other revenues	(10,195)	(9,160)	(19,802)	(16,919)
Impact of consolidated company-sponsored funds	(21,552)	(8,697)	2,583	(19,657)
Long-term incentive compensation-related investment gains and dividend and interest	(5,345)	(1,525)	1,647	(6,168)
Write-down of investment	—	—	859	—
Adjusted net revenues	$698,725	$714,566	$1,442,528	$1,372,449

Operating income, US GAAP basis	$209,647	$184,220	$387,870	$352,371
Adjustments:
Real estate	5,188	—	4,849	—
Acquisition-related expenses	805	2,718	1,331	2,718
Long-term incentive compensation-related items	104	277	670	635
CEO's EQH award compensation	209	227	393	691
Write-down of investment	—	—	859	—
Sub-total of non-GAAP adjustments	6,306	3,222	8,102	4,044
Less: Net (loss) income of consolidated entities attributable to non-controlling interests	20,940	7,757	(4,631)	17,873
Adjusted operating income	195,013	179,685	400,603	338,542
Adjusted income taxes	10,589	9,954	21,552	18,383
Adjusted net income	$184,424	$169,731	$379,051	$320,159

Diluted net income per AB Unit, GAAP basis	$0.65	$0.61	$1.36	$1.17
Impact of non-GAAP adjustments	0.03	0.02	0.03	0.01
Adjusted diluted net income per AB Unit	$0.68	$0.63	$1.39	$1.18

Adjusted operating margin	27.9%	25.1%	27.8%	24.7%

Adjusted operating income for the three months ended June 30, 2020 increased $15.3 million, or 8.5%, from the three months ended June 30, 2019, primarily due to lower employee compensation and benefits expense (excluding the impact of long-term incentive compensation-related items) of $17.3 million, lower promotion and servicing expenses of $14.3 million and higher Bernstein Research Services revenues of $7.6 million, partially offset by lower investment advisory base fees of $15.6 million, higher general and administrative expenses of $4.0 million and lower net investment gains of $3.9 million.

Adjusted operating income for the six months ended June 30, 2020 increased $62.1 million, or 18.3%, from the six months ended June 30, 2019, primarily due to higher Bernstein Research Services revenue of $46.6 million, higher investment advisory base fees of $39.9 million and lower promotion and servicing expenses of $10.1 million, partially offset by higher employee compensation expense (excluding the impact of long-term incentive compensation-related items) of $17.2 million (see discussion below), higher net investment losses of $14.5 million and higher general and administrative expenses of $5.4 million.

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

Index

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

Index

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

Index

Net Revenues

The components of net revenues are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
	(in thousands)				(in thousands)
Investment advisory and services fees:
Institutions:
Base fees	$109,280	$110,767	$(1,487)	(1.3)%	$219,643	$220,847	$(1,204)	(0.5)%
Performance-based fees	699	2,351	(1,652)	(70.3)	2,988	3,549	(561)	(15.8)
	109,979	113,118	(3,139)	(2.8)	222,631	224,396	(1,765)	(0.8)
Retail:
Base fees	271,844	260,923	10,921	4.2	568,215	502,908	65,307	13.0
Performance-based fees	7,180	4,404	2,776	63.0	7,930	4,558	3,372	74.0
	279,024	265,327	13,697	5.2	576,145	507,466	68,679	13.5
Private Wealth Management:
Base fees	188,172	213,387	(25,215)	(11.8)	395,025	413,552	(18,527)	(4.5)
Performance-based fees	1,028	4,532	(3,504)	(77.3)	6,127	7,544	(1,417)	(18.8)
	189,200	217,919	(28,719)	(13.2)	401,152	421,096	(19,944)	(4.7)
Total:
Base fees	569,296	585,077	(15,781)	(2.7)	1,182,883	1,137,307	45,576	4.0
Performance-based fees	8,907	11,287	(2,380)	(21.1)	17,045	15,651	1,394	8.9
	578,203	596,364	(18,161)	(3.0)	1,199,928	1,152,958	46,970	4.1

Bernstein Research Services	113,609	105,991	7,618	7.2	242,832	196,226	46,606	23.8
Distribution revenues	120,099	108,347	11,752	10.8	250,956	208,856	42,100	20.2
Dividend and interest income	12,692	27,654	(14,962)	(54.1)	33,157	55,000	(21,843)	(39.7)
Investment (losses) gains	24,189	10,949	13,240	n/m	(20,117)	26,684	(46,801)	n/m
Other revenues	26,092	24,796	1,296	5.2	51,603	47,002	4,601	9.8
Total revenues	874,884	874,101	783	0.1	1,758,359	1,686,726	71,633	4.2
Less: Interest expense	3,435	16,302	(12,867)	(78.9)	12,754	33,465	(20,711)	(61.9)
Net revenues	$871,449	$857,799	$13,650	1.6	$1,745,605	$1,653,261	$92,344	5.6

Investment Advisory and Services Fees

Investment advisory and services fees are the largest component of our revenues. These fees generally are calculated as a percentage of the value of AUM as of a specified date, or as a percentage of the value of average AUM for the applicable billing period, and vary with the type of investment service, the size of account and the total amount of assets we manage for a particular client. Accordingly, fee income generally increases or decreases as AUM increase or decrease and is affected by market appreciation or depreciation, the addition of new client accounts or client contributions of additional assets to existing accounts, withdrawals of assets from and termination of client accounts, purchases and redemptions of mutual fund shares, shifts of assets between accounts

Index

or products with different fee structures, and acquisitions. Our average basis points realized (investment advisory and services fees divided by average AUM) generally approximate 35 to 105 basis points for actively-managed equity services, 10 to 70 basis points for actively-managed fixed income services and 2 to 20 basis points for passively-managed services. Average basis points realized for other services could range from 4 basis points for certain Institutional third party managed services to over 100 basis points for certain Retail and Private Wealth Management alternative services. These ranges include all-inclusive fee arrangements (covering investment management, trade execution and other services) for our Private Wealth Management clients.

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

We sometimes charge our clients performance-based fees. In these situations, we charge a base advisory fee and are eligible to earn an additional performance-based fee or incentive allocation that is calculated as either a percentage of absolute investment results or a percentage of investment results in excess of a stated benchmark over a specified time period. Some performance-based fees include a high-watermark provision, which generally provides that if a client account underperforms relative to its performance target (whether absolute or relative to a specified benchmark), it must gain back such underperformance before we can collect future performance-based fees. Therefore, if we fail to achieve our performance target for a particular period, we will not earn a performance-based fee for that period and, for accounts with a high-watermark provision, our ability to earn future performance-based fees will be impaired. We are eligible to earn performance-based fees on 6.1%, 7.6% and 0.7% of the assets we manage for institutional clients, private wealth clients and retail clients, respectively (in total, 4.3% of our AUM).

For the three months ended June 30, 2020, our investment advisory and services fees decreased by $18.2 million, or 3.0%, from the three months ended June 30, 2019, due to a $15.8 million, or 2.7%, decrease in base fees and a $2.4 million decrease in performance-based fees. The decrease in base fees is primarily due to a lower portfolio fee rate, partially offset by a 2.2% increase in average AUM. For the six months ended June 30, 2020, our investment advisory and services fees increased by $47.0 million, or 4.1%, from the six months ended June 30, 2019, due to a $45.6 million, or 4.0%, increase in base fees and a $1.4 million increase in performance-based fees. The increase in base fees is primarily due to an 8.1% increase in average AUM, partially offset by a lower portfolio fee rate. The portfolio fee rate of 38.4 basis points and 38.6 basis points (calculated net of distribution fees) for the three months and six months ended June 30, 2020 decreased 1.9 basis points and 1.7 basis points, respectively, from their comparative prior year periods. The portfolio fee rate was adversely affected by a product mix shift with high fee value equity strategies now representing a lower percentage of our total AUM than in the past, as well as a decline in certain fixed income product fees.

Institutional investment advisory and services fees for the three months ended June 30, 2020 decreased by $3.1 million, or 2.8%, from the three months ended June 30, 2019, due to a $1.6 million decrease in performance-based fees and a $1.5 million, or 1.3%, decrease in base fees. The decrease in base fees is primarily due to the impact of a lower portfolio fee rate, partially offset by a 3.6% increase in average AUM. Institutional investment advisory and services fees for the six months ended June 30, 2020 decreased by $1.8 million, or 0.8%, from the six months ended June 30, 2019, due to a $1.2 million, or 0.5%, decrease in base fees and a $0.6 million decrease in performance-based fees. The decrease in base fees is primarily due to a lower portfolio fee rate, partially offset by a 7.5% increase in average AUM.

Retail investment advisory and services fees for the three months ended June 30, 2020 increased by $13.7 million, or 5.2%, from the three months ended June 30, 2019, primarily due to an increase in base fees of $10.9 million, or 4.2%, primarily resulting from a 4.1% increase in average AUM. Additionally, performance-based fees increased $2.8 million. Retail investment advisory and services fees for the six months ended June 30, 2020 increased by $68.7 million, or 13.5%, from the six months ended June 30, 2019, primarily due to an increase in base fees of $65.3 million, or 13.0%, primarily resulting from a 12.8% increase in average AUM. Additionally, performance-based fees increased $3.4 million.

Private Wealth Management investment advisory and services fees for the three months ended June 30, 2020 decreased by $28.7

Index

million, or 13.2%, from the three months ended June 30, 2019, due to a $25.2 million, or 11.8%, decrease in base fees, and a $3.5 million decrease in performance-based fees. The decrease in base fees is primarily due to a 5.5% decrease in average AUM and the impact of a lower portfolio fee rate. Private Wealth Management investment advisory and services fees for the six months ended June 30, 2020 decreased by $19.9 million, or 4.7%, from the six months ended June 30, 2019, due to a decrease in base fees of $18.5 million, or 4.5%, and a $1.4 million decrease in performance-based fees. The decrease in base fees is primarily due to the impact of a lower portfolio fee rate.

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
Revenues from Bernstein Research Services for the three months ended June 30, 2020 increased $7.6 million, or 7.2%, compared to the corresponding period in 2019 due to higher market volatility, which led to greater customer activity and more robust trading volumes across the business. For the six months ended June 30, 2020, Bernstein Research Services revenue increased $46.6 million, or 23.8%, compared to the corresponding period in 2019 due to the surge in first quarter market volatility leading to higher customer activity and greater trading volumes, as well as the inclusion of revenues from our acquisition of Autonomous (which closed on April 1, 2019).

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
Distribution revenues for the three months ended June 30, 2020 increased $11.8 million, or 10.8%, compared to the corresponding period in 2019, primarily due to the corresponding average AUM of these mutual funds increasing 7.5%. For the six months ended June 30, 2020 distribution revenues increased $42.1 million, or 20.2%, compared to the corresponding period in 2019, primarily due to the corresponding average AUM of these mutual funds increasing 19.2%.

Dividend and Interest Income and Interest Expense

Dividend and interest income consists primarily of investment income and interest earned on customer margin balances and U.S. Treasury Bills as well as dividend and interest income in our consolidated company-sponsored investment funds. Interest expense principally reflects interest accrued on cash balances in customers’ brokerage accounts.

Dividend and interest income for the three months ended June 30, 2020 decreased $15.0 million, or 54.1%, compared to the corresponding period in 2019, primarily due to lower interest earned on customer margin balances and U.S. Treasury Bills. Interest expense for the three months ended June 30, 2020 decreased $12.9 million, or 78.9%, compared to the corresponding period in 2019, due to lower interest paid on cash balances in customers' brokerage accounts. For the six months ended June 30, 2020, dividend and interest income decreased $21.8 million, or 39.7%, compared to the corresponding period in 2019, primarily due to lower interest earned on customer margin balances and U.S. Treasury Bills, offset by higher dividend and interest income in our consolidated company-sponsored investment funds. Interest expense for the six months ended June 30, 2020 decreased $20.7 million, or 61.9%, compared to the corresponding period in 2019, due to lower interest paid on cash balances in customers' brokerage accounts.

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

Index

Investment (losses) gains are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Long-term incentive compensation-related investments
Realized (losses) gains	$(5)	$834	$1,407	$1,630
Unrealized gains (losses)	5,262	554	(3,249)	4,255

Investments held by consolidated company-sponsored investment funds
Realized gains (losses)	1,792	2,039	(1,402)	1,935
Unrealized gains (losses)	40,177	10,243	(11,938)	32,173

Seed capital investments
Realized gains (losses)
Seed capital and other	7,541	806	4,889	3,436
Derivatives	(32,073)	(4,322)	(890)	(18,116)
Unrealized gains (losses)
Seed capital and other	2,585	5,345	(9,340)	12,387
Derivatives	1,155	(4,761)	(446)	(10,714)

Brokerage-related investments
Realized gains (losses)	1,928	(459)	1,475	(1,106)
Unrealized (losses) gains	(4,173)	670	(623)	804
	$24,189	$10,949	$(20,117)	$26,684

Other Revenues

Other revenues consist of fees earned for transfer agency services provided to company-sponsored mutual funds, fees earned for administration and recordkeeping services provided to company-sponsored mutual funds and the general accounts of EQH and its subsidiaries, and other miscellaneous revenues. Other revenues for the three months ended June 30, 2020 increased $1.3 million, or 5.2%, compared to the corresponding period in 2019, primarily due to higher brokerage income. Other revenues for the six months ended June 30, 2020 increased $4.6 million, or 9.8%, compared to the corresponding period in 2019, primarily due to higher shareholder servicing fees and higher brokerage income.

Index

Expenses

The components of expenses are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
	(in thousands)				(in thousands)
Employee compensation and benefits	$349,638	$363,702	$(14,064)	(3.9)%	$711,910	$703,011	$8,899	1.3%
Promotion and servicing:
Distribution-related payments	125,678	116,254	9,424	8.1	265,823	222,247	43,576	19.6
Amortization of deferred sales commissions	6,622	3,241	3,381	n/m	12,148	6,743	5,405	80.2
Trade execution, marketing, T&E and other	44,288	57,550	(13,262)	(23.0)	99,898	107,198	(7,300)	(6.8)
	176,588	177,045	(457)	(0.3)	377,869	336,188	41,681	12.4
General and administrative:
General and administrative	121,424	120,180	1,244	1.0	243,691	238,028	5,663	2.4
Real estate charges	5,526	548	4,978	n/m	5,526	548	4,978	n/m
	126,950	120,728	6,222	5.2	249,217	238,576	10,641	4.5
Contingent payment arrangements	807	829	(22)	(2.7)	1,600	883	717	81.2
Interest on borrowings	1,096	3,990	(2,894)	(72.5)	3,930	7,973	(4,043)	(50.7)
Amortization of intangible assets	6,723	7,285	(562)	(7.7)	13,209	14,259	(1,050)	(7.4)
Total	$661,802	$673,579	$(11,777)	(1.7)	$1,357,735	$1,300,890	$56,845	4.4

Employee Compensation and Benefits

Employee compensation and benefits consist of base compensation (including salaries and severance), annual short-term incentive compensation awards (cash bonuses), annual long-term incentive compensation awards, commissions, fringe benefits and other employment costs (including recruitment, training, temporary help and meals).

Compensation expense as a percentage of net revenues was 40.1% and 42.4% for the three months ended June 30, 2020 and 2019, respectively. Compensation expense as a percentage of net revenues was 40.8% and 42.5% for the six months ended June 30, 2020 and 2019, respectively. Compensation expense generally is determined on a discretionary basis and is primarily a function of our firm’s current-year financial performance. The amounts of incentive compensation we award are designed to motivate, reward and retain top talent while aligning our executives' interests with the interests of our Unitholders. Senior management, with the approval of the Compensation and Workplace Committee of the Board of Directors of AllianceBernstein Corporation (“Compensation Committee”), periodically confirms that the appropriate metric to consider in determining the amount of incentive compensation is the ratio of adjusted employee compensation and benefits expense to adjusted net revenues. Adjusted net revenues used in the adjusted compensation ratio are the same as the adjusted net revenues presented as a non-GAAP measure (discussed earlier in this Item 2). Adjusted employee compensation and benefits expense is total employee compensation and benefits expense minus other employment costs such as recruitment, training, temporary help and meals (which were 0.7% and 0.9%, respectively, of adjusted net revenues for the three and six months ended June 30, 2020 and 1.1% and 1.2%, respectively, of adjusted net revenues for the three and six months ended June 30, 2019), and excludes the impact of mark-to-market vesting expense, as well as dividends and interest expense, associated with employee long-term incentive compensation-related investments and the amortization expense associated with the awards issued by EQH to our firm's CEO relating to his role as a member of the EQH Management Committee.

Index

Senior management, with the approval of the Compensation Committee, has established as an objective that adjusted employee compensation and benefits expense generally should not exceed 50% of our adjusted net revenues, except in unexpected or unusual circumstances. Our ratio of adjusted compensation expense as a percentage of adjusted net revenues was 48.5% for the three and six months ended June 30, 2020 and 49.5% for the three and six months ended June 30, 2019.

For the three months ended June 30, 2020, employee compensation and benefits expense decreased $14.1 million, or 3.9%, compared to the three months ended June 30, 2019, primarily due to lower commissions of $7.4 million, lower fringes of $3.9 million and lower other employment costs of $2.9 million. For the six months ended June 30, 2020, employee compensation and benefits expense increased $8.9 million, or 1.3%, compared to the six months ended June 30, 2019, primarily due to higher incentive compensation of $11.0 million and higher base compensation of $9.1 million, offset by lower fringes of $5.6 million, lower other employment costs of $3.3 million and lower commissions of $2.5 million.

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

Promotion and servicing expenses decreased $0.5 million, or 0.3%, during the three months ended June 30, 2020 compared to the three months ended June 30, 2019. The decrease primarily was due to lower travel and entertainment expenses of $11.1 million and lower marketing and communication expenses of $5.3 million, partially offset by higher distribution-related payments of $9.4 million, higher amortization of deferred sales commissions of $3.4 million and higher trade execution expenses of $2.8 million. Promotion and servicing expenses increased $41.7 million, or 12.4%, during the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The increase primarily was due to higher distribution-related payments of $43.6 million, higher trade execution and clearing costs of $7.0 million, higher amortization of deferred sales commissions of $5.4 million and higher transfer fees of $3.3 million, offset by lower travel and entertainment expenses of $13.6 million and lower marketing and communication expenses of $4.0 million.

General and Administrative

General and administrative expenses include portfolio services expenses, technology expenses, professional fees and office-related expenses (occupancy, communications and similar expenses). General and administrative expenses as a percentage of net revenues were 14.6% (13.9% excluding real estate charges) and 14.1% (14.0% excluding real estate charges) for the three months ended June 30, 2020 and 2019, respectively. General and administrative expenses increased $6.2 million, or 5.2%, during the three months ended June 30, 2020 compared to the corresponding period in 2019, primarily due to higher real estate charges of $5.0 million, higher technology fees of $1.9 million and higher portfolio services fees of $1.0 million, partially offset by lower professional fees of $2.6 million. General and administrative expenses as a percentage of net revenues were 14.3% (14.0% excluding real estate charges) and 14.4% for the six months ended June 30, 2020 and 2019, respectively. General and administrative expenses increased $10.6 million, or 4.5%, during the first six months of 2020 compared to the same period in 2019, primarily due to higher portfolio services fees of $5.7 million, higher real estate charges of $5.0 million, higher technology fees of $4.6 million and higher amortization of leasehold improvements of $2.0 million, partially offset by lower professional fees of $7.2 million.

Contingent Payment Arrangements

Contingent payment arrangements reflect changes in estimates of contingent payment liabilities associated with acquisitions in previous periods, as well as accretion expense of these liabilities. There were no changes in the estimates during the first six months of 2020 or 2019.

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

Income tax expense for the three months ended June 30, 2020 increased $1.2 million, or 11.5%, compared to the three months ended June 30, 2019 as a result of an increase in foreign income as compared to domestic which carries a higher tax rate, partially offset by a $2.0 million benefit from the reversal of a FIN 48 reserve as a result of the settlement of the New York City UBT tax

Index

audit. Income tax expense for the six months ended June 30, 2020 increased $1.7 million, or 9.0%, compared to the six months ended June 30, 2019 as a result of an increase in foreign income as compared to domestic which carries a higher tax rate.

Net Income (Loss) of Consolidated Entities Attributable to Non-Controlling Interests

Net income (loss) of consolidated entities attributable to non-controlling interests primarily consists of limited partner interests owned by other investors in our consolidated company-sponsored investment funds. During the first six months of 2020, we had $4.6 million of net losses of consolidated entities attributable to non-controlling interests compared to net gains of $17.9 million during the first six months of 2019. Fluctuations period-to-period result primarily from the number of consolidated company-sponsored investment funds and their respective market performance.

CAPITAL RESOURCES AND LIQUIDITY

During the first six months of 2020, net cash provided by operating activities was $822.1 million, compared to $547.0 million during the corresponding 2019 period. The change reflects net activity of our consolidated funds of $421.7 million, an increase in broker-dealer related payables (net of receivables and segregated U.S. Treasury bills activity) of $209.1 million, an increase in accounts payable and accrued expenses of $59.4 million and a decrease in fees receivable of $45.6 million, partially offset by higher net purchases of investments of $548.7 million.

During the first six months of 2020, net cash used in investing activities was $20.1 million, compared to $6.0 million during the corresponding 2019 period. The change is primarily due to $13.6 million paid for acquisitions, net of cash acquired.

During the first six months of 2020, net cash used in financing activities was $624.1 million, compared to $473.1 million during the corresponding 2019 period. The change reflects higher redemptions of non-controlling interests of consolidated company-sponsored investment funds of $318.9 million and higher distributions to the General Partner and Unitholders of $103.2 million as a result of higher earnings (distributions on earnings are paid one quarter in arrears), partially offset by higher net proceeds from the EQH facility of $125.0 million, lower net repayments of commercial paper of $85.9 million, an increase in overdrafts payable of $35.7 million and lower repayments of bank loans of $25.0 million.

As of June 30, 2020, AB had $824.8 million of cash and cash equivalents (excluding cash and cash equivalents of consolidated company-sponsored investment funds), all of which is available for liquidity but consist primarily of cash on deposit for our broker-dealers related to various customer clearing activities, and cash held by foreign subsidiaries of $530.6 million.

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

Index

COMMITMENTS AND CONTINGENCIES

AB’s capital commitments, which consist primarily of operating leases for office space, generally are funded from future operating cash flows.

During October 2018, we signed a lease, which is scheduled to commence in the fourth quarter of 2020, relating to 218,976 square feet of space at our newly constructed Nashville headquarters. Our estimated total base rent obligation (excluding taxes, operating expenses and utilities) over the 15-year initial lease term is $134 million. During April 2019, we signed a lease, which commences in 2024, relating to approximately 190,000 square feet of newly constructed space in New York City. Our estimated total base rent obligation (excluding taxes, operating expenses and utilities) over the 20-year lease term is approximately $448 million.

During 2010, as general partner of AllianceBernstein U.S. Real Estate L.P. (“Real Estate Fund”), we committed to invest $25.0 million in the Real Estate Fund. As of June 30, 2020, we had funded $22.4 million of this commitment. During 2014, as general partner of AllianceBernstein U.S. Real Estate II L.P. (“Real Estate Fund II”), we committed to invest $28.0 million, as amended in 2015, in Real Estate Fund II. As of June 30, 2020, we had funded $20.1 million of this commitment.

See Note 12 for discussion of contingencies.

CRITICAL ACCOUNTING ESTIMATES

The preparation of the condensed consolidated financial statements and notes to condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses.

With the exception of goodwill as discussed in Note 2 to AB’s condensed consolidated financial statements contained in Item 1, there have been no updates to our critical accounting estimates from those disclosed in “Management’s Discussion and Analysis of Financial Condition” in our Form 10-K for the year ended December 31, 2019.

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

•
Our 2020 Margin Target: We previously adopted a goal of increasing our adjusted operating margin to a target of 30% by 2020, subject to the assumptions, factors and contingencies described as part of the initial disclosure of this target. Our adjusted operating margin, which was 27.5% during 2019, increased to 27.8% during the first six months of 2020.

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

•
The Adverse Impact of COVID-19: The severity of the expected adverse impact on our AUM and revenues of the economic downturn caused by the COVID-19 pandemic will depend on the depth and length of the downturn and its impact on the companies in which we invest. Our conclusions about the possible continuing significant adverse impact on us is based on our assumptions that the recovery will be gradual and that there will be lasting high unemployment and economic damage. We believe that these assumptions are reasonable, but they may not be correct and economic conditions likely will differ from our assumptions.

•
Our fixed income investment performance: Our fixed income performance rebounded in the second quarter following poor relative performance of many of our funds during the first quarter of 2020. Still, we recognize that the impact on the one-, three- and five-year track records of some funds may cause heightened redemptions in some of our fixed income strategies. An increase in redemptions, absent an offsetting increase in sales, would adversely affect our AUM, revenues and net income.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the second quarter of 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

Part II

OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 12 to the condensed consolidated financial statements contained in Part I, Item 1.

Item 1A.	Risk Factors

We are including the below risk factor language regarding the market volatility that has resulted from COVID-19. Except for the update set forth below, there have been no material changes to the risk factors from those appearing in our Annual Report on Form 10-K ("AB 10-K") for the fiscal year ended December 31, 2019.

Market Risk

We indicated in the AB 10-K and Form 10-Q for the quarter ended March 31, 2020 that our revenues and results of operations depend on the market value and composition of our AUM, which can fluctuate significantly based on various factors, many of which are beyond our control. The dramatic securities market declines experienced during March 2020, which resulted from the global effects of COVID-19, caused a significant reduction in our AUM. Markets and AUM levels have since recovered, though we recognize that markets remain volatile and the risk remains of a significant reduction in our revenues and net income in 2020.
Global economies and financial markets are increasingly interconnected, which increases the probability that conditions in one country or region might adversely impact issuers in a different country or region. Conditions affecting the general economy, including political, social or economic instability at the local, regional or global level, such as the civil unrest centered around racial equality experienced across the U.S. in the second quarter, may also affect the market value of our AUM. Health crises, such as the COVID-19 pandemic, as well as other incidents that interrupt the expected course of events, such as natural disasters, war or civil disturbance, acts of terrorism, power outages and other unforeseeable and external events, and the public response to or fear of such diseases or events, have and may in the future have a significant adverse effect on financial markets and our AUM, revenues and net income. Furthermore, the preventative and protective health-related actions, such as business activity suspensions and population lock-downs, that governments have taken, and will continue to take, in response to COVID-19 have resulted, and may continue to result, in periods of business interruption, inability to obtain raw materials, supplies and component parts, and reduced or disrupted operations. These circumstances have caused, and may continue to cause, significant economic disruption and very high levels of unemployment, which will adversely affect the financial condition and results of operations of many of the companies in which we invest, and likely reduce the market value of their securities and thus our AUM and revenues. Furthermore, the significant market volatility and uncertainty, and reductions in the availability of margin financing, we experienced during the first quarter of 2020 severely limited the liquidity of certain asset backed and other securities, making it at times impossible to sell these securities at prices reflecting their true economic value. While liquidity conditions improved considerably in the second quarter following the stimulus programs announced by the U.S. Federal Reserve and U.S. Treasury, we recognize the possibility that conditions could deteriorate in the future. Lack of liquidity makes it more difficult for our funds to meet redemption requests. If liquidity were to worsen, this may have a significant adverse effect on our AUM, revenues and net income in 2020.
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

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL (included in Exhibit 101).

Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	July 23, 2020	ALLIANCEBERNSTEIN L.P.

		By:	/s/ John C. Weisenseel
John C. Weisenseel
Chief Financial Officer

		By:	/s/ William R. Siemers
William R. Siemers
Chief Accounting Officer