Form 10-Q
period 2020-09-30
ALLIANCEBERNSTEIN L.P.
filed 2020-10-22
CIK 1109448

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes	☐	No	☒

Index
Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
None	None	None

The number of units of limited partnership interest outstanding as of September 30, 2020 was 268,362,084.

Index
ALLIANCEBERNSTEIN L.P.

Index
Part I
FINANCIAL INFORMATION
Item 1.    Financial Statements
ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition
(in thousands, except unit amounts)
(unaudited)

	September 30, 2020	December 31, 2019
ASSETS
Cash and cash equivalents	$1,013,811	$679,738
Cash and securities segregated, at fair value (cost: $1,865,268 and $1,090,443)	1,869,313	1,094,866
Receivables, net:
Brokers and dealers	123,695	97,966
Brokerage clients	1,511,036	1,536,674
AB funds fees	224,101	261,588
Other fees	135,668	148,744
Investments:
Long-term incentive compensation-related	55,061	50,902
Other	198,631	215,892
Assets of consolidated company-sponsored investment funds:
Cash and cash equivalents	29,207	11,433
Investments	228,176	581,004
Other assets	13,726	19,810
Furniture, equipment and leasehold improvements, net	128,081	145,251
Goodwill	3,082,778	3,076,926
Intangible assets, net	47,989	55,366
Deferred sales commissions, net	63,395	36,296
Right-of-use assets	303,240	362,693
Other assets	292,024	330,943
Total assets	$9,319,932	$8,706,092

LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST AND CAPITAL
Liabilities:
Payables:
Brokers and dealers	$218,620	$201,778
Securities sold not yet purchased	13,984	30,157
Brokerage clients	3,472,228	2,531,946
AB mutual funds	58,197	71,142
Accounts payable and accrued expenses	195,930	192,110
Lease liabilities	395,697	468,451
Liabilities of consolidated company-sponsored investment funds	29,891	31,017
Accrued compensation and benefits	640,564	276,829
Debt	300,000	560,000
Total liabilities	5,325,111	4,363,430

Commitments and contingencies (See Note 12)

Index

	September 30, 2020	December 31, 2019
Redeemable non-controlling interest	56,990	325,561
Capital:
General Partner	40,279	41,225
Limited partners: 268,362,084 and 270,380,314 units issued and outstanding	4,081,265	4,174,201
Receivables from affiliates	(8,706)	(9,011)
AB Holding Units held for long-term incentive compensation plans	(64,319)	(76,310)
Accumulated other comprehensive loss	(110,688)	(113,004)
Partners’ capital attributable to AB Unitholders	3,937,831	4,017,101
Total liabilities, redeemable non-controlling interest and capital	$9,319,932	$8,706,092

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index
ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(in thousands, except per unit amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Investment advisory and services fees	$630,539	$616,384	$1,830,467	$1,769,342
Bernstein research services	98,514	102,014	341,346	298,240
Distribution revenues	135,693	118,635	386,649	327,491
Dividend and interest income	9,070	24,882	42,227	79,882
Investment gains (losses)	1,106	4,433	(19,011)	31,117
Other revenues	26,583	24,497	78,186	71,499
Total revenues	901,505	890,845	2,659,864	2,577,571
Less: Interest expense	1,467	12,978	14,221	46,443
Net revenues	900,038	877,867	2,645,643	2,531,128

Expenses:
Employee compensation and benefits	357,821	361,822	1,069,731	1,064,833
Promotion and servicing:
Distribution-related payments	148,380	127,726	414,203	349,973
Amortization of deferred sales commissions	7,434	3,605	19,582	10,348
Trade execution, marketing, T&E and other	41,220	53,814	141,118	161,012
General and administrative:
General and administrative	119,318	117,056	363,009	355,084
Real estate charges	—	153	5,526	701
Contingent payment arrangements	813	829	2,413	1,712
Interest on borrowings	1,073	2,802	5,003	10,775
Amortization of intangible assets	6,833	7,277	20,042	21,536
Total expenses	682,892	675,084	2,040,627	1,975,974

Operating income	217,146	202,783	605,016	555,154

Income taxes	9,089	10,827	29,949	29,959

Net income	208,057	191,956	575,067	525,195

Net income (loss) of consolidated entities attributable to non-controlling interests	81	4,145	(4,550)	22,018

Net income attributable to AB Unitholders	$207,976	$187,811	$579,617	$503,177

Net income per AB Unit:
Basic	$0.77	$0.69	$2.13	$1.86
Diluted	$0.77	$0.69	$2.13	$1.86

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index
ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Net income	$208,057	$191,956	$575,067	$525,195
Other comprehensive income (loss):
Foreign currency translation adjustments, before tax	16,440	(12,694)	1,361	(12,242)
Income tax (expense) benefit	(98)	189	42	39
Foreign currency translation adjustments, net of tax	16,342	(12,505)	1,403	(12,203)
Changes in employee benefit related items:
Amortization of prior service cost	6	6	18	18
Recognized actuarial gain	325	288	975	840
Changes in employee benefit related items	331	294	993	858
Income tax (expense) benefit	(2)	253	(80)	288
Employee benefit related items, net of tax	329	547	913	1,146
Other comprehensive income (loss)	16,671	(11,958)	2,316	(11,057)
Less: Comprehensive income (loss) in consolidated entities attributable to non-controlling interests	81	4,295	(4,550)	22,165
Comprehensive income attributable to AB Unitholders	$224,647	$175,703	$581,933	$491,973

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index
ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Partners' Capital
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
General Partner’s Capital
Balance, beginning of period	$38,647	$40,016	$41,225	$40,240
Net income	2,079	1,877	5,796	5,031
Cash distributions to General Partner	(378)	(1,710)	(6,316)	(5,148)
Long-term incentive compensation plans activity	15	4	20	189
(Retirement) issuance of AB Units, net	(84)	(190)	(446)	(315)
Balance, end of period	40,279	39,997	40,279	39,997
Limited Partners' Capital
Balance, beginning of period	4,066,211	4,053,360	4,174,201	4,075,306
Net income	205,897	185,934	573,821	498,146
Cash distributions to Unitholders	(183,880)	(169,118)	(624,566)	(509,151)
Long-term incentive compensation plans activity	1,335	397	1,963	18,652
(Retirement) issuance of AB Units, net	(8,298)	(18,836)	(44,154)	(31,216)
Balance, end of period	4,081,265	4,052,581	4,081,265	4,052,581
Receivables from Affiliates
Balance, beginning of period	(9,167)	(9,839)	(9,011)	(11,430)
Long-term incentive compensation awards expense	205	216	598	908
Capital contributions from AB Holding	256	319	(293)	1,218
Balance, end of period	(8,706)	(9,304)	(8,706)	(9,304)
AB Holding Units held for Long-term Incentive Compensation Plans
Balance, beginning of period	(73,726)	(100,453)	(76,310)	(77,990)
Purchases of AB Holding Units to fund long-term compensation plans, net	(6,043)	(23,432)	(53,458)	(81,790)
Retirement (issuance) of AB Units, net	8,629	19,011	44,847	31,491
Long-term incentive compensation awards expense	8,321	9,214	22,996	35,829
Re-valuation of AB Holding Units held in rabbi trust	(1,500)	(53)	(2,409)	(9,945)
Other	—	—	15	6,692
Balance, end of period	(64,319)	(95,713)	(64,319)	(95,713)
Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	(127,359)	(109,963)	(113,004)	(110,866)
Foreign currency translation adjustment, net of tax	16,342	(12,654)	1,403	(12,350)
Changes in employee benefit related items, net of tax	329	547	913	1,146
Balance, end of period	(110,688)	(122,070)	(110,688)	(122,070)
Total Partners' Capital attributable to AB Unitholders	3,937,831	3,865,491	3,937,831	3,865,491
Non-redeemable Non-controlling Interests in Consolidated Entities
Balance, beginning of period	—	1,020	—	949
Net income	—	17	—	91
Foreign currency translation adjustment	—	150	—	147
Purchase of non-controlling interest	—	(1,187)	—	(1,187)
Balance, end of period	—	—	—	—
Total Capital	$3,937,831	$3,865,491	$3,937,831	$3,865,491
See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

ALLIANCEBERNSTEIN L.P. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2020	2019

Cash flows from operating activities:
Net income	$575,067	$525,195

Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred sales commissions	19,582	10,348
Non-cash long-term incentive compensation expense	23,594	36,737
Depreciation and other amortization	107,910	125,729
Unrealized losses (gains) on investments	20,593	(17,386)
Unrealized losses (gains) on investments of consolidated company-sponsored investment funds	8,254	(29,522)
Other, net	(1,072)	3,652
Changes in assets and liabilities:
(Increase) decrease in securities, segregated	(774,447)	211,405
(Increase) decrease in receivables	(1,555)	214,522
(Increase) decrease in investments	(8,037)	407,616
Decrease (increase) in investments of consolidated company-sponsored investment funds	344,574	(155,064)
(Increase) in deferred sales commissions	(46,681)	(20,559)
Decrease (increase) in right-of-use assets	1,845	(8,336)
Decrease in other assets	40,130	20,361
Increase in other assets and liabilities of consolidated company-sponsored investment funds, net	4,958	1,903
Increase (decrease) in payables	982,957	(733,097)
(Decrease) in lease liabilities	(71,431)	(83,161)
(Decrease) in accounts payable and accrued expenses	(5,988)	(39,225)
Increase in accrued compensation and benefits	361,251	334,900
Net cash provided by operating activities	1,581,504	806,018

Cash flows from investing activities:
Purchases of furniture, equipment and leasehold improvements	(12,357)	(24,311)
Acquisition of businesses, net of cash acquired	(13,552)	5,255
Net cash used in investing activities	(25,909)	(19,056)

Index

	Nine Months Ended September 30,
	2020	2019
Cash flows from financing activities:
(Repayment) of commercial paper, net	—	(227,528)
(Repayment) of EQH Facility	(260,000)	—
Borrowings of bank loans	—	55,000
Increase (decrease) in overdrafts payable	2,640	(72,878)
Distributions to General Partner and Unitholders	(630,882)	(514,299)
(Redemptions) subscriptions of non-controlling interest in consolidated company-sponsored investment funds, net	(264,021)	123,677
Capital contributions (to) from affiliates	(865)	470
Additional investments by AB Holding with proceeds from exercise of compensatory options to buy AB Holding Units	147	9,642
Purchases of AB Holding Units to fund long-term incentive compensation plan awards, net	(53,458)	(81,790)
Other	1,276	(2,460)
Net cash (used in) financing activities	(1,205,163)	(710,166)
Effect of exchange rate changes on cash and cash equivalents	1,415	(8,090)
Net increase in cash and cash equivalents	351,847	68,706
Cash and cash equivalents as of beginning of the period	691,171	653,324
Cash and cash equivalents as of end of the period	$1,043,018	$722,030

Non-cash investing activities:
Fair value of assets acquired (excluding cash acquired of $0.6 million and $11.8 million, respectively)	$18,389	$28,966
Fair value of liabilities assumed	$437	$16,837

Non-cash financing activities:
Payables recorded under contingent payment arrangements	$4,400	$17,384

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index
ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2020
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

•Bernstein Research Services – servicing institutional investors, such as pension fund, hedge fund and mutual fund managers, seeking high-quality fundamental research, quantitative services and brokerage-related services in equities and listed options.

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

We provide a broad range of investment services with expertise in:

•Actively-managed equity strategies, with global and regional portfolios across capitalization ranges, concentration ranges and investment strategies, including value, growth and core equities;

•Actively-managed traditional and unconstrained fixed income strategies, including taxable and tax-exempt strategies;

•Passive management, including index and enhanced index strategies;

•Alternative investments, including hedge funds, fund of funds, direct lending and private equity; and

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

Index

Organization

During the second quarter of 2018, AXA S.A. ("AXA") completed the sale of a minority stake in EQH through an initial public offering ("IPO"). Since then, AXA has completed additional offerings and taken other steps, most recently during the fourth quarter of 2019. As a result, AXA owned less than 10% of the outstanding common stock of EQH as of September 30, 2020.

As of September 30, 2020, EQH owned approximately 4.2% of the issued and outstanding units representing assignments of beneficial ownership of limited partnership interests in AllianceBernstein Holding L.P. (“AB Holding Units”). AllianceBernstein Corporation (an indirect wholly-owned subsidiary of EQH, “General Partner”) is the general partner of both AllianceBernstein Holding L.P. (“AB Holding”) and AB. AllianceBernstein Corporation owns 100,000 general partnership units in AB Holding and a 1% general partnership interest in AB.

As of September 30, 2020, the ownership structure of AB, including limited partnership units outstanding as well as the general partner's 1% interest, was as follows:

EQH and its subsidiaries	63.8%
AB Holding	35.5
Unaffiliated holders	0.7
100.0%

Including both the general partnership and limited partnership interests in AB Holding and AB, EQH and its subsidiaries had an approximate 65.3% economic interest in AB as of September 30, 2020.

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

Goodwill

Goodwill is tested annually, as of September 30, for impairment utilizing the Market Approach where the fair value of the reporting unit is based on its unadjusted market valuation (AB Holding Units outstanding multiplied by AB Holding's Unit price). Throughout the year, the carrying value of goodwill is also reviewed for impairment if certain events or changes in circumstances occur, and trigger whether an interim impairment test may be required. Such changes in circumstances may include, but are not limited to, a sustained decrease in the price of an AB Holding Unit or declines in AB Holding’s market capitalization that would suggest that the fair value of the reporting unit is less than the carrying amount; significant and unanticipated declines in AB’s assets under management or revenues; and/or lower than expected earnings per unit. Any of these changes in circumstances could suggest the possibility that goodwill is impaired, but none of these events or

Index
circumstances by itself would indicate that it is more likely than not that goodwill is impaired. Instead, they are merely recognized as triggering events for the consideration of impairment and must be viewed in combination with any mitigating or positive factors. A holistic evaluation of all events since the most recent quantitative impairment test must be done to determine whether it is more likely than not that the reporting unit is impaired. We have determined that AB has only one reporting segment and reporting unit. As of September 30, 2020, the impairment test indicated that goodwill was not impaired.

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

3. Revenue Recognition

Revenues for the three and nine months ended September 30, 2020 and 2019 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Subject to contracts with customers:
Investment advisory and services fees
Base fees	$623,593	$608,765	$1,806,476	$1,746,072
Performance-based fees	6,946	7,619	23,991	23,270
Bernstein research services	98,514	102,014	341,346	298,240
Distribution revenues
All-in-management fees	83,466	77,110	245,651	207,377
12b-1 fees	19,068	20,287	56,351	60,055
Other	33,159	21,238	84,647	60,059
Other revenues
Shareholder servicing fees	20,753	20,020	61,290	57,413
Other	5,477	4,095	15,939	12,609
	890,976	861,148	2,635,691	2,465,095
Not subject to contracts with customers:
Dividend and interest income, net of interest expense	7,603	11,904	28,006	33,439
Investment (losses) gains	1,106	4,433	(19,011)	31,117
Other revenues	353	382	957	1,477
	9,062	16,719	9,952	66,033

Total net revenues	$900,038	$877,867	$2,645,643	$2,531,128

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

Index
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

Repurchases of AB Holding Units for the three and nine months ended September 30, 2020 and 2019 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
Total amount of AB Holding Units Purchased (1)	0.3	0.9	2.5	2.9
Total Cash Paid for AB Holding Units Purchased (1)	$6.8	$25.1	$54.4	$83.7
Open Market Purchases of AB Holding Units Purchased (2)	0.2	0.6	2.4	2.5
Total Cash Paid for Open Market Purchases of AB Holding Units (2)	$6.7	$15.3	$51.8	$70.6
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

Each quarter, we consider whether to implement a plan to repurchase AB Holding Units pursuant to Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended ("Exchange Act"). A plan of this type allows a company to repurchase its shares at times when it otherwise might be prevented from doing so because of self-imposed trading blackout periods or because it possesses material non-public information. Each broker we select has the authority under the terms and limitations specified in the plan to repurchase AB Holding Units on our behalf. Repurchases are subject to regulations promulgated by the SEC as well as certain price, market volume and timing constraints specified in the plan. The plan adopted during the third quarter of 2020 expired at the close of business on October 21, 2020. We may adopt additional plans in the future to engage in open-market purchases of AB Holding Units to help fund anticipated obligations under our incentive compensation award program and for other corporate purposes.

During the first nine months of 2020 and 2019, we granted to employees and Eligible Directors 0.5 million and 1.9 million restricted AB Holding Unit awards, respectively. We used AB Holding Units repurchased during the applicable period and newly-issued AB Holding Units to fund these awards.

During the first nine months of 2020 and 2019, AB Holding issued 5,182 and 0.4 million AB Holding Units, respectively, upon exercise of options to buy AB Holding Units. AB Holding used the proceeds of $0.1 million and $9.6 million, respectively, received from award recipients as payment in cash for the exercise price to purchase the equivalent number of newly-issued AB Units.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands, except per unit amounts)
Net income attributable to AB Unitholders	$207,976	$187,811	$579,617	$503,177

Weighted average limited partnership units outstanding – basic	268,538	268,567	269,369	268,131
Dilutive effect of compensatory options to buy AB Holding Units	27	36	23	52
Weighted average limited partnership units outstanding – diluted	268,565	268,603	269,392	268,183
Basic net income per AB Unit	$0.77	$0.69	$2.13	$1.86
Diluted net income per AB Unit	$0.77	$0.69	$2.13	$1.86

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(amounts as shown)
Anti-dilutive options excluded from diluted net income	29,056	29,056	29,056	29,056

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

On October 22, 2020, the General Partner declared a distribution of $0.76 per AB Unit, representing a distribution of Available Cash Flow for the three months ended September 30, 2020. The General Partner, as a result of its 1% general partnership interest, is entitled to receive 1% of each distribution. The distribution is payable on November 12, 2020 to holders of record on November 2, 2020.

7.     Cash and Securities Segregated Under Federal Regulations and Other Requirements

As of September 30, 2020 and December 31, 2019, $1.9 billion and $1.1 billion, respectively, of U.S. Treasury Bills were segregated in a special reserve bank custody account for the exclusive benefit of our brokerage customers under Rule 15c3-3 of the Exchange Act.

Index
8.     Investments

Investments consist of:

	September 30, 2020	December 31, 2019
	(in thousands)
Equity securities:
Long-term incentive compensation-related	$30,911	$36,665
Seed capital	75,079	70,464
Other	60,147	73,202
Exchange-traded options	12,153	6,931
Investments in limited partnership hedge funds:
Long-term incentive compensation-related	24,150	14,237
Seed capital	17,309	33,124
Time deposits	19,900	18,281
Other	14,043	13,890
Total investments	$253,692	$266,794

Total investments related to long-term incentive compensation obligations of $55.1 million and $50.9 million as of September 30, 2020 and December 31, 2019, respectively, consist of company-sponsored mutual funds and hedge funds. For long-term incentive compensation awards granted before 2009, we typically made investments in company-sponsored mutual funds and hedge funds that were notionally elected by plan participants and maintained them (and continue to maintain them) in a consolidated rabbi trust or separate custodial account. The rabbi trust and custodial account enable us to hold such investments separate from our other assets for the purpose of settling our obligations to participants. The investments held in the rabbi trust and custodial account remain available to the general creditors of AB.

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

We allocate seed capital to our investment teams to help develop new products and services for our clients. A portion of our seed capital investments are equity and fixed income products, primarily in the form of separately-managed account portfolios, U.S. mutual funds, Luxembourg funds, Japanese investment trust management funds or Delaware business trusts. We also may allocate seed capital to investments in private equity funds. Regarding our seed capital investments, the amounts above reflect those funds in which we are not the primary beneficiary of a VIE or hold a controlling financial interest in a VOE. See Note 14, Consolidated Company-Sponsored Investment Funds, for a description of the seed capital investments that we consolidate. As of September 30, 2020 and December 31, 2019, our total seed capital investments were $276.2 million and $358.1 million, respectively. Seed capital investments in unconsolidated company-sponsored investment funds are valued using published net asset values or non-published net asset values if they are not listed on an active exchange but have net asset values that are comparable to funds with published net asset values and have no redemption restrictions.

In addition, we also have long positions in corporate equities and long exchange-traded options traded through our options desk.

Index
The portion of unrealized (losses) gains related to equity securities, as defined by ASC 321-10, held as of September 30, 2020 and 2019 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Net gains recognized during the period	$12,904	$2,382	$5,304	$23,962
Less: net gains recognized during the period on equity securities sold during the period	18,929	1,716	25,005	6,257
Unrealized (losses) gains recognized during the period on equity securities held	$(6,025)	$666	$(19,701)	$17,705

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

The notional value and fair value as of September 30, 2020 and December 31, 2019 for derivative instruments (excluding derivative instruments relating to our options desk trading activities discussed below) not designated as hedging instruments were as follows:

		Fair Value
	Notional Value	Derivative Assets	Derivative Liabilities
	(in thousands)
September 30, 2020:
Exchange-traded futures	$131,895	$317	$223
Currency forwards	68,643	8,271	7,709
Interest rate swaps	71,469	2,226	3,067
Credit default swaps	282,347	14,770	14,075
Total return swaps	50,863	427	656
Option swaps	2,466	659	2,500
Total derivatives	$607,683	$26,670	$28,230

December 31, 2019:
Exchange-traded futures	$171,112	$939	$871
Currency forwards	60,809	8,545	8,633
Interest rate swaps	92,756	1,746	2,254
Credit default swaps	168,303	2,151	5,611
Total return swaps	91,201	110	1,764
Option swaps	354	—	126
Total derivatives	$584,535	$13,491	$19,259

As of September 30, 2020 and December 31, 2019, the derivative assets and liabilities are included in both receivables and payables to brokers and dealers on our condensed consolidated statements of financial condition.

Index
The gains and losses for derivative instruments (excluding our options desk trading activities discussed below) for the three and nine months ended September 30, 2020 and 2019 recognized in investment (losses) gains in the condensed consolidated statements of income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Exchange-traded futures	$(2,753)	$(1,352)	$(7,565)	$(9,903)
Currency forwards	(1,031)	1,453	(585)	1,338
Interest rate swaps	15	(81)	(372)	(726)
Credit default swaps	(2,298)	(449)	5,492	(4,254)
Total return swaps	(6,840)	314	(10,691)	(15,452)
Option swaps	(1,183)	—	(1,716)	—
Net (losses) on derivative instruments	$(14,090)	$(115)	$(15,437)	$(28,997)

We may be exposed to credit-related losses in the event of non-performance by counterparties to derivative financial instruments. We minimize our counterparty exposure through a credit review and approval process. In addition, we have executed various collateral arrangements with counterparties to the over-the-counter derivative transactions that require both pledging and accepting collateral in the form of cash. As of September 30, 2020 and December 31, 2019, we held $1.0 million and $0.3 million, respectively, of cash collateral payable to trade counterparties. This obligation to return cash is reported in payables to brokers and dealers in our condensed consolidated statements of financial condition.

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

Certain of our standardized contracts for over-the-counter derivative transactions (“ISDA Master Agreements”) contain credit risk related contingent provisions pertaining to each counterparty’s credit rating. In some ISDA Master Agreements, if the counterparty’s credit rating, or in some agreements, our assets under management (“AUM”), falls below a specified threshold, a termination event permitting us or the counterparty to terminate the ISDA Master Agreement would be triggered. In all agreements that provide for collateralization, various levels of collateralization of net liability positions are applicable, depending on the credit rating of the counterparty. As of September 30, 2020 and December 31, 2019, we delivered $3.6 million and $4.3 million, respectively, of cash collateral into brokerage accounts. We report this cash collateral in cash and cash equivalents in our condensed consolidated statements of financial condition.

As of September 30, 2020 and December 31, 2019, we held $12.2 million and $6.9 million, respectively, of long exchange-traded equity options, which are included in other investments on our condensed consolidated statements of financial condition. In addition, as of September 30, 2020 and December 31, 2019, we held $11.1 million and $12.3 million, respectively, of short exchange-traded equity options, which are included in securities sold not yet purchased on our condensed consolidated statements of financial condition. Our options desk provides our clients with equity derivative strategies and execution for exchange-traded options on single stocks, exchange-traded funds and indices. While predominately agency-based, the options desk may commit capital to facilitate a client’s transaction. Our options desk hedges the risks associated with this activity by taking offsetting positions in equities. For the three and nine months ended September 30, 2020, we recognized losses of $4.4 million and $4.5 million, respectively, on equity option activity. For the three and nine months ended September 30, 2019, we recognized losses of $3.6 million and $14.7 million, respectively, on equity option activity. These gains and losses are recognized in investment gains (losses) in the condensed consolidated statements of income.

Index
10.     Offsetting Assets and Liabilities

See Note 14, Consolidated Company-Sponsored Investment Funds, for disclosure of offsetting assets and liabilities of our consolidated company-sponsored investment funds.

Offsetting of assets as of September 30, 2020 and December 31, 2019 was as follows:

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
	(in thousands)
September 30, 2020:
Securities borrowed	$13,303	$—	$13,303	$(11,567)	$—	$1,736
Derivatives	$26,670	$—	$26,670	$—	$(980)	$25,690
Long exchange-traded options	$12,153	$—	$12,153	$—	$—	$12,153
December 31, 2019:
Securities borrowed	$38,993	$—	$38,993	$(38,993)	$—	$—
Derivatives	$13,491	$—	$13,491	$—	$(251)	$13,240
Long exchange-traded options	$6,931	$—	$6,931	$—	$—	$6,931
Offsetting of liabilities as of September 30, 2020 and December 31, 2019 was as follows:

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
	(in thousands)
September 30, 2020:
Securities loaned	$15,150	$—	$15,150	$—	$(14,254)	$896
Derivatives	$28,230	$—	$28,230	$—	$(3,553)	$24,677
Short exchange-traded options	$11,091	$—	$11,091	$—	$—	$11,091
December 31, 2019:
Derivatives	$19,259	$—	$19,259	$—	$(4,276)	$14,983
Short exchange-traded options	$12,348	$—	$12,348	$—	$—	$12,348

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis

Valuation of our financial instruments by pricing observability levels as of September 30, 2020 and December 31, 2019 was as follows (in thousands):

	Level 1	Level 2	Level 3	NAV Expedient(1)	Other	Total
September 30, 2020:
Money markets	$131,614	$—	$—	$—	$—	$131,614
Securities segregated (U.S. Treasury Bills)	—	1,868,891	—	—	—	1,868,891
Derivatives	317	26,353	—	—	—	26,670
Investments:
Equity securities	143,749	22,096	121	171	—	166,137
Long exchange-traded options	12,153	—	—	—	—	12,153
Limited partnership hedge funds(2)	—	—	—	—	41,459	41,459
Time deposits(3)	—	—	—	—	19,900	19,900
Other investments	6,257	—	—	—	7,786	14,043
Total investments	162,159	22,096	121	171	69,145	253,692
Total assets measured at fair value	$294,090	$1,917,340	$121	$171	$69,145	$2,280,867

Securities sold not yet purchased:
Short equities – corporate	$2,892	$—	$—	$—	$—	$2,892
Short exchange-traded options	11,091	—	—	—	—	11,091
Derivatives	223	28,007	—	—	—	28,230
Contingent payment arrangements	—	—	29,723	—	—	29,723
Total liabilities measured at fair value	$14,206	$28,007	$29,723	$—	$—	$71,936

Index

	Level 1	Level 2	Level 3	NAV Expedient(1)	Other	Total
December 31, 2019:
Money markets	$126,401	$—	$—	$—	$—	$126,401
Securities segregated (U.S. Treasury Bills)	—	1,094,866	—	—	—	1,094,866
Derivatives	939	12,552	—	—	—	13,491
Investments:
Equity securities	170,946	8,952	119	314	—	180,331
Long exchange-traded options	6,931	—	—	—	—	6,931
Limited partnership hedge funds(2)	—	—	—	—	47,361	47,361
Time deposits(3)	—	—	—	—	18,281	18,281
Other investments	5,883	—	—	—	8,007	13,890
Total investments	183,760	8,952	119	314	73,649	266,794
Total assets measured at fair value	$311,100	$1,116,370	$119	$314	$73,649	$1,501,552

Securities sold not yet purchased:
Short equities – corporate	$17,809	$—	$—	$—	$—	$17,809
Short exchange-traded options	12,348	—	—	—	—	12,348
Derivatives	871	18,388	—	—	—	19,259
Contingent payment arrangements	—	—	22,911	—	—	22,911
Total liabilities measured at fair value	$31,028	$18,388	$22,911	$—	$—	$72,327

(1) Investments measured at fair value using NAV (or its equivalent) as a practical expedient.
(2) Investments in equity method investees that are not measured at fair value in accordance with GAAP.
(3) Investments carried at amortized cost that are not measured at fair value in accordance with GAAP.

Other investments include (i) an investment in a software publishing company that does not have a readily available fair value ($2.0 million as of September 30, 2020 and $1.0 million as of December 31, 2019), (ii) an investment in a start-up company that does not have a readily available fair value (this investment was zero as of September 30, 2020 and was $0.9 million as of December 31, 2019), (iii) an investment in an equity method investee that is not measured at fair value in accordance with GAAP ($2.5 million as of September 30, 2020 and $2.9 million as of December 31, 2019), and (iv) broker dealer exchange memberships that are not measured at fair value in accordance with GAAP ($3.3 million as of September 30, 2020 and $3.2 million as of December 31, 2019).
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

Index
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
During the nine months ended September 30, 2020 there were no transfers between Level 2 and Level 3 securities.
The change in carrying value associated with Level 3 financial instruments carried at fair value, classified as private equity and equity securities, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Balance as of beginning of period	$114	$117	$119	$142
Purchases	—	—	—	—
Sales	—	—	—	—
Realized gains (losses), net	—	—	—	—
Unrealized gains (losses), net	7	1	2	(24)
Balance as of end of period	$121	$118	$121	$118

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
As part of acquisitions made by the Company, we may enter into contingent consideration arrangements as part of the purchase price. The change in carrying value associated with Level 3 financial instruments carried at fair value, classified as contingent payment arrangements, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Balance as of beginning of period	$28,910	$25,603	$22,911	$7,336
Addition	—	—	4,400	17,384
Accretion	813	829	2,412	1,712
Payments	—	—	—	—
Balance as of end of period	$29,723	$26,432	$29,723	$26,432

As of September 30, 2020 and December 31, 2019, we have acquisition-related contingent liabilities remaining with a fair value of $29.7 million and $22.9 million, respectively.

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

Index

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We did not have any material assets or liabilities that were measured at fair value for impairment on a nonrecurring basis during the nine months ended September 30, 2020 or during the year ended December 31, 2019.

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
13.     Leases

We lease office space, furniture and office equipment under various operating and financing leases. Our current leases have remaining lease terms of one year to 10 years, some of which include options to extend the leases for up to five years, and some of which include options to terminate the leases within one year.
Since 2010, we have sub-leased over one million square feet of office space. On January 1, 2019, the previously recorded liability relating to our global space consolidation initiatives of $85.8 million was offset as a reduction to our operating right-of-use assets.
Leases included in the condensed consolidated statement of financial condition as of September 30, 2020 and December 31, 2019 were as follows:

	Classification	September 30, 2020	December 31, 2019
		(in thousands)
Operating Leases
Operating lease right-of-use assets	Right-of-use assets	$300,366	$360,185
Operating lease liabilities	Lease liabilities	392,875	465,907

Finance Leases
Property and equipment, gross	Right-of-use assets	5,167	3,825
Amortization of right-of-use assets	Right-of-use assets	(2,293)	(1,317)
Property and equipment, net		2,874	2,508
Finance lease liabilities	Lease liabilities	2,822	2,544

Index
The components of lease expense included in the condensed consolidated statement of income as of September 30, 2020 and September 30, 2019 were as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
	Classification	2020	2019	2020	2019
		(in thousands)
Operating lease cost	General and administrative	$22,104	$26,181	$67,519	$79,829
Financing lease cost:
Amortization of right-of-use assets	General and administrative	426	355	1,329	932
Interest on lease liabilities	Interest expense	20	20	69	52
Total finance lease cost		446	375	1,398	984
Variable lease cost (1)	General and administrative	9,342	10,588	28,652	30,337
Sublease income	General and administrative	(9,579)	(14,021)	(28,820)	(42,472)
Net lease cost		$22,313	$23,123	$68,749	$68,678
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
Maturities of lease liabilities were as follows:

	Operating Leases	Financing Leases	Total
Year ending December 31,	(in thousands)
2020 (excluding the nine months ended September 30, 2020)	$23,969	$464	$24,433
2021	105,599	1,141	106,740
2022	90,515	757	91,272
2023	83,095	526	83,621
2024	80,057	23	80,080
Thereafter	43,295	—	43,295
Total lease payments	426,530	2,911	429,441
Less interest	(33,655)	(89)
Present value of lease liabilities	$392,875	$2,822
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

Index

Lease term and discount rate:
Weighted average remaining lease term (years)
Operating leases	4.74
Finance leases	2.56
Weighted average discount rate
Operating leases	3.51%
Finance leases	2.67%
Supplemental cash flow information related to leases was as follows:

	Nine Months Ended September 30,
	2020	2019
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$86,452	$99,490
Operating cash flows used for financing leases	69	52
Financing cash flows from finance leases	1,418	901
Right-of-use assets obtained in exchange for lease obligations(1):
Operating leases (2)	2,369	10,565
Finance leases	1,695	1,080
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

Index
The balances of consolidated VIEs and VOEs included in our condensed consolidated statements of financial condition were as follows:

	September 30, 2020			December 31, 2019
	(in thousands)
	VIEs	VOEs	Total	VIEs	VOEs	Total
Cash and cash equivalents	$27,379	$1,828	$29,207	$9,623	$1,810	$11,433
Investments	137,727	90,449	228,176	404,624	176,380	581,004
Other assets	3,951	9,775	13,726	9,618	10,192	19,810
Total assets	$169,057	$102,052	$271,109	$423,865	$188,382	$612,247

Liabilities	$6,521	$23,370	$29,891	$12,147	$18,870	$31,017
Redeemable non-controlling interest	38,733	18,257	56,990	273,219	52,342	325,561
Partners' capital attributable to AB Unitholders	123,803	60,425	184,228	138,499	117,170	255,669
Total liabilities, redeemable non-controlling interest and partners' capital	$169,057	$102,052	$271,109	$423,865	$188,382	$612,247

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

Index

Valuation of consolidated company-sponsored investment funds' financial instruments by pricing observability levels as of September 30, 2020 and December 31, 2019 was as follows (in thousands):

	Level 1	Level 2	Level 3	Total
September 30, 2020:
Investments - VIEs	$17,386	$119,822	$519	$137,727
Investments - VOEs	1,791	88,580	78	90,449
Derivatives - VIEs	199	1,100	—	1,299
Derivatives - VOEs	11	3,563	—	3,574
Total assets measured at fair value	$19,387	$213,065	$597	$233,049

Derivatives - VIEs	284	4,107	—	4,391
Derivatives - VOEs	16	1,139	—	1,155
Total liabilities measured at fair value	$300	$5,246	$—	$5,546

December 31, 2019:
Investments - VIEs	$28,270	$375,559	$795	$404,624
Investments - VOEs	104,069	72,252	59	176,380
Derivatives - VIEs	139	4,694	—	4,833
Derivatives - VOEs	76	4,263	—	4,339
Total assets measured at fair value	$132,554	$456,768	$854	$590,176

Derivatives - VIEs	$835	$3,724	$—	$4,559
Derivatives - VOEs	101	4,982	—	5,083
Total liabilities measured at fair value	$936	$8,706	$—	$9,642

See Note 11 for a description of the fair value methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.

The change in carrying value associated with Level 3 financial instruments carried at fair value within consolidated company-sponsored investment funds was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Balance as of beginning of period	$517	$11,834	$854	$8,373
Deconsolidated funds	—	—	(135)	—
Transfers (out) in	(6)	(3,602)	565	(3,788)
Purchases	61	1,187	107	8,978
Sales	(7)	(2,996)	(451)	(7,345)
Realized gains (losses), net	(7)	12	(21)	35
Unrealized gains (losses), net	39	(40)	(323)	129
Accrued discounts	—	6	1	19
Balance as of end of period	$597	$6,401	$597	$6,401

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

Derivative Instruments
As of September 30, 2020 and December 31, 2019, the VIEs held $3.1 million and $0.3 million, respectively, (net) of futures, forwards and swaps within their portfolios. For the three and nine months ended September 30, 2020, we recognized $0.6 million of gains and $0.1 million of losses, respectively, on these derivatives. For the three and nine months ended September 30, 2019, we recognized $0.6 million and $3.3 million of gains, respectively, on these derivatives. These losses and gains are recognized in investment gains (losses) in the condensed consolidated statements of income.
As of September 30, 2020 and December 31, 2019, the VIEs held $0.3 million and $1.6 million, respectively, of cash collateral payable to trade counterparties. This obligation to return cash is reported in the liabilities of consolidated company-sponsored investment funds in our condensed consolidated statements of financial condition.
As of September 30, 2020 and December 31, 2019, the VIEs delivered $3.7 million and $3.2 million, respectively, of cash collateral into brokerage accounts. The VIEs report this cash collateral in the consolidated company-sponsored investment funds cash and cash equivalents in our condensed consolidated statements of financial condition.
As of September 30, 2020 and December 31, 2019, the VOEs held $2.4 million and $0.7 million, respectively, (net) of futures, forwards, options and swaps within their portfolios. For the three and nine months ended September 30, 2020, we recognized $1.3 million and $2.2 million of losses, respectively, on these derivatives. For the three and nine months ended September 30, 2019, we recognized $1.0 million and $0.5 million of gains, respectively, on these derivatives. These gains and losses are recognized in investment gains (losses) in the condensed consolidated statements of income.
As of September 30, 2020 and December 31, 2019, the VOEs held $1.0 million and $0.5 million, respectively, of cash collateral payable to trade counterparties. This obligation to return cash is reported in the liabilities of consolidated company-sponsored investment funds in our condensed consolidated statements of financial condition.
As of September 30, 2020 and December 31, 2019, the VOEs delivered $1.5 million and $1.2 million, respectively, of cash collateral in brokerage accounts. The VOEs report this cash collateral in the consolidated company-sponsored investment funds cash and cash equivalents in our condensed consolidated statements of financial condition.
Offsetting Assets and Liabilities
Offsetting of derivative assets of consolidated company-sponsored investment funds as of September 30, 2020 and December 31, 2019 was as follows:

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
	(in thousands)
September 30, 2020:
Derivatives - VIEs	$1,299	$—	$1,299	$—	$(301)	$998
Derivatives - VOEs	$3,574	$—	$3,574	$—	$(985)	$2,589
December 31, 2019:
Derivatives - VIEs	$4,833	$—	$4,833	$—	$(1,631)	$3,202
Derivatives - VOEs	$4,339	$—	$4,339	$—	$(534)	$3,805

Index
Offsetting of derivative liabilities of consolidated company-sponsored investment funds as of September 30, 2020 and December 31, 2019 was as follows:

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
	(in thousands)
September 30, 2020:
Derivatives - VIEs	$4,391	$—	$4,391	$—	$(3,697)	$694
Derivatives - VOEs	$1,155	$—	$1,155	$—	$(1,155)	$—
December 31, 2019:
Derivatives - VIEs	$4,559	$—	$4,559	$—	$(3,155)	$1,404
Derivatives - VOEs	$5,083	$—	$5,083	$—	$(1,201)	$3,882

Cash collateral, whether pledged or received on derivative instruments, is not considered material and, accordingly, is not disclosed by counterparty.
Non-Consolidated VIEs
As of September 30, 2020, the net assets of company-sponsored investment products that are non-consolidated VIEs are approximately $68.9 billion, and our maximum risk of loss is our investment of $6.7 million in these VIEs and our advisory fee receivables from these VIEs, which are not material.
15.     Units Outstanding

Changes in AB Units outstanding during the nine-month period ended September 30, 2020 were as follows:

Outstanding as of December 31, 2019	270,380,314
Options exercised	5,182
Units issued	422,703
Units retired(1)	(2,446,115)
Outstanding as of September 30, 2020	268,362,084
(1) During the nine-months ended September 30, 2020, we purchased 700 AB Units in private transactions and retired them.

16.     Debt

AB has an $800.0 million committed, unsecured senior revolving credit facility (the “Credit Facility”) with a group of commercial banks and other lenders, which matures on September 27, 2023. The Credit Facility provides for possible increases in the principal amount by up to an aggregate incremental amount of $200.0 million; any such increase is subject to the consent of the affected lenders. The Credit Facility is available for AB and Sanford C. Bernstein & Co., LLC ("SCB LLC") business purposes, including the support of AB’s commercial paper program. Both AB and SCB LLC can draw directly under the Credit Facility, and management may draw on the Credit Facility from time to time. AB has agreed to guarantee the obligations of SCB LLC under the Credit Facility.

The Credit Facility contains affirmative, negative and financial covenants, which are customary for facilities of this type, including restrictions on dispositions of assets, restrictions on liens, a minimum interest coverage ratio and a maximum leverage ratio. As of September 30, 2020, we were in compliance with these covenants. The Credit Facility also includes customary events of default (with customary grace periods, as applicable), including provisions under which, upon the occurrence of an event of default, all outstanding loans may be accelerated and/or lender’s commitments may be terminated. Also, under such provisions, upon the occurrence of certain insolvency- or bankruptcy-related events of default, all amounts payable under the Credit Facility would automatically become immediately due and payable, and the lender’s commitments automatically would terminate.

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

As of September 30, 2020 and December 31, 2019, we had no amounts outstanding under the Credit Facility. During the first nine months of 2020 and the full year 2019, we did not draw upon the Credit Facility.

AB also has a $900.0 million committed, unsecured senior credit facility (“EQH Facility”) with EQH. The EQH Facility matures on November 4, 2024 and is available for AB's general business purposes. Borrowings under the EQH Facility generally bear interest at a rate per annum based on prevailing overnight commercial paper rates.

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

As of September 30, 2020 and December 31, 2019, AB had $300.0 million and $560.0 million outstanding under the EQH Facility with interest rates of approximately 0.2% and 1.6%, respectively. Average daily borrowings on the EQH Facility for the first nine months of 2020 and for the 57 days it was available in 2019 were $503.4 million and $358.6 million, respectively, with weighted average interest rates of approximately 0.6% and 1.6%, respectively.

In addition to the EQH Facility, on September 1, 2020, AB established a new $300.0 million uncommitted, unsecured senior credit facility (“EQH Uncommitted Facility”) with EQH. The EQH Uncommitted Facility matures on September 1, 2024 and is available for AB's general business purposes. Borrowings under the EQH Unsecured Facility generally bear interest at a rate per annum based on prevailing overnight commercial paper rates. The EQH Uncommitted Facility contains affirmative, negative and financial covenants which are substantially similar to those in the EQH Facility. As of September 30, 2020, we had no amounts outstanding on the EQH Uncommitted Facility and have not drawn on it since its inception.

As of September 30, 2020 and December 31, 2019, we had no commercial paper outstanding. The commercial paper is short term in nature, and as such, recorded value is estimated to approximate fair value (and considered a Level 2 security in the fair value hierarchy). Average daily borrowings of commercial paper during the first nine months of 2020 and the 317 days commercial paper was outstanding in 2019 were $85.2 million and $438.6 million, respectively, with weighted average interest rates of approximately 0.5% and 2.6%, respectively.

AB has a $200.0 million committed, unsecured senior revolving credit facility (the "Revolver") with a leading international bank, which matures on November 16, 2021. The Revolver is available for AB's and SCB LLC's business purposes, including the provision of additional liquidity to meet funding requirements primarily related to SCB LLC's operations. Both AB and SCB LLC can draw directly under the Revolver and management expects to draw on the Revolver from time to time. AB has agreed to guarantee the obligations of SCB LLC under the Revolver. The Revolver contains affirmative, negative and financial covenants that are identical to those of the Credit Facility. As of both September 30, 2020 and December 31, 2019, we had no amounts outstanding under the Revolver. Average daily borrowings under the Revolver during the first nine months of 2020 and full year 2019 were $14.0 million and $23.5 million, respectively, with weighted average interest rates of approximately 1.5% and 3.2%, respectively.

In addition, SCB LLC currently has three uncommitted lines of credit with three financial institutions. Two of these lines of credit permit us to borrow up to an aggregate of approximately $175.0 million, with AB named as an additional borrower, while the other line has no stated limit. As of September 30, 2020 and December 31, 2019, SCB LLC had no outstanding balance on these lines of credit. Average daily borrowings on the lines of credit during the first nine months of 2020 and full year 2019 were $1.2 million and $1.9 million, respectively, with weighted average interest rates of approximately 1.3% and 1.9%, respectively.

Index

17.    Non-controlling Interests

Non-controlling interest in net income for the three and nine months ended September 30, 2020 and 2019 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Non-redeemable non-controlling interests:
Consolidated company-sponsored investment funds	$—	$—	$—	$—
Other	—	18	—	92
Total non-redeemable non-controlling interests	—	18	—	92
Redeemable non-controlling interests:
Consolidated company-sponsored investment funds	81	4,127	(4,550)	21,926
Total non-controlling interest in net income	$81	$4,145	$(4,550)	$22,018

Redeemable non-controlling interest as of September 30, 2020 and December 31, 2019 consisted of the following:

	September 30, 2020	December 31, 2019
	(in thousands)
Consolidated company-sponsored investment funds	$56,990	$325,561
Total redeemable non-controlling interest	$56,990	$325,561

18. Related Party Master Repurchase Agreement

During April 2020, we provided a $125 million credit facility, through a Master Repurchase Agreement (“MRA”), to one of our sponsored private investment funds, of which $30 million was drawn upon as of April 28, 2020 and repaid in full in May 2020. No additional amounts were drawn during the third quarter of 2020. The amounts drawn upon the MRA, which are payable on demand, are collateralized by assets of the fund, can be repaid at any time prior to maturity and bear interest based upon the interest rate established at the time of each borrowing.

Index
Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

Impact of COVID-19
General Economic Conditions
During the first quarter of 2020, the novel coronavirus global pandemic ("COVID-19") significantly impacted the global economy. The impact has been profound, has continued through the third quarter of 2020 and is likely to persist for months to come. While many businesses have re-opened and leading economic indicators are showing signs of improvement, the overall extent and duration of COVID-19's impact on businesses and economic activity generally remains unclear. A recession in the near term remains possible. Economic effects from COVID-19, which have impacted virtually all countries and industries, include:
•Many small and large businesses being forced to interrupt their operations and as a result, lay off employees or even close;
•The re-opening and subsequent shuttering again of certain businesses in various states across the country;
•Temporary large-scale population lock-downs, domestic and international travel restrictions and social-distancing measures were implemented, driving sharp declines in consumer and business spending during the first quarter. Further, while many businesses have re-opened, some are only allowing limited capacity, imposing social distancing restrictions and providing limited hours of operation, and while consumer spending increased, uncertainty remains;
•Schools, many of which were shuttered during the first quarter, have started to allow students to return to in-person instruction, but the constant concern and uncertainty of whether an outbreak may occur, and can force a school to re-implement remote instruction, creates significant strain and uncertainty for working parents, which may slow or reverse the economic recovery;
•Significant declines and increased volatility impacted global financial markets during the first quarter, including 23.2% and 20.0% declines in the Dow Jones Industrial Average (“Dow”) and S&P 500 Index (“S&P”), respectively. Although the financial markets recovered most of the first quarter losses in the months since, the prospect of continued volatility remains, especially given the uncertainty surrounding the upcoming presidential election and the continued economic effects of the virus (please see "Market Environment" below for additional details).

Governments around the world have responded to COVID-19 with economic stimulus measures, including a $2 trillion emergency relief bill passed in the U.S during the first quarter of 2020. Although additional stimulus was expected during the second and third quarter, the amount and timing of such stimulus is still being considered. These measures are intended to steady businesses and consumers until economic activity meaningfully recovers. The timing and magnitude of any such recovery, however, remains uncertain.
A number of states have continued to experience surges in the rates of COVID-19 infections which are likely the result of greatly increased social interactions, including at colleges and universities, after these states re-opened their economies. As a result, several states have paused the continued progression of their re-openings or re-imposed closing mandates on certain business, such as bars, restaurants and entertainment venues. These circumstances may adversely affect consumer sentiment and the pace of business re-openings, and they also may delay any economic recovery.
AB Impact
At the initial onset of COVID-19 during the first quarter of 2020, we quickly responded in the various jurisdictions where we operate, including the U.S., the U.K., Hong Kong, Shanghai, Singapore and Taiwan. We implemented business continuity measures, including travel restrictions and a work-from-home requirement for almost all personnel (other than a relatively small number of employees whose physical presence in our offices was considered critical), which has remained in place (except in our Asia offices, most of which have reopened) throughout the second and third quarters, to ensure operating continuity for all critical functions. We also instituted a notification process for any employee who tests positive for COVID-19 or has been exposed to someone else who has tested positive. As the COVID-19 crisis has continued to evolve since the lockdown in the first quarter, certain key functions of the business, such as Risk Management, Business Continuity, Finance and Human Capital, have maintained constant communication and monitored the evolution of the pandemic to keep our employees safe and advise of key developments. Additionally, we have continued to communicate with the World Health Organization and the U.S. Centers for Disease Control and Prevention to ensure we have current information.
We have continued to enhance our technology, which has increased the success of our remote work force. We have continued to enhance our virtual programs to support business functions, such as training on cybersecurity and enhancements to our existing technology platforms. There has been a heightened focus on the emotional well-being of our employees, and we have provided regular touch points with employees through virtual town halls and management communications. Additionally, we

Index
have maintained regular communications and updates on the virus and the Company's response, which are posted in the Company's internal website to ensure transparent communication with our employees. If any of our employees test positive for COVID-19 or interact with someone who has the virus, they are required to contact AB immediately for support.
We continue to consider, and in some cases methodically implement, return to the office programs for our U.S. and European offices. However, we continue to monitor the daily evolution of the crisis in order to ensure the health and safety of our employees remains our top priority. We will modify our return to office plans, as needed, to ensure the safety of our employees and to ensure that the highest safety and cleanliness protocols are followed. We believe that our business continuity plan and technology platform will continue to support the effectiveness of our employees working remotely.
Asset managers, such as AB, rely heavily on the performance of the financial markets to largely determine assets under management (“AUM”) and revenues. Our results during the first quarter of 2020 remained strong, which was primarily a reflection of financial market conditions during January and February, which were not adversely affected by COVID-19. Market conditions deteriorated dramatically during March, which negatively impacted our performance in that month. Financial markets, and hence our performance, rebounded during the ensuing months, primarily due to a U.S. Federal Government stimulus package and U.S. Treasury programs, which were instituted during March 2020 and throughout the second quarter. These programs renewed confidence in the financial markets by introducing liquidity through government purchasing of financial instruments. As various states eased restrictions on business and lockdown protocols during the second quarter and increasingly throughout the third quarter, increases in consumer spending, decreases in the unemployment rate and improvement in other leading economic indicators have stimulated financial market performance. As a result of these developments, our AUM has increased in both the second and third quarters. However, as states have continued to ease restrictions, there has been a resurgence in the spread of the virus, causing certain states to, among other things, shutter some businesses again or impose new social distancing restrictions. As a result, market volatility continues.
The economic impact of COVID-19 and any additional declines in the financial markets could have a significant adverse effect on our AUM and revenues, particularly if economic activity does not continue to recover. Although countries throughout the world continue to grapple with re-opening their economies, this will continue to be a gradual process, and there is a significant risk that the opening process may be further interrupted if infection rates increase. Also, although unemployment rates have declined, they are still considered high and any reluctance of consumers to resume spending will do long-term damage to the global economy, which would have an adverse effect on our business. Additionally, as most of our workforce is working remotely, we are mindful of increased risk related to cybersecurity, which could significantly disrupt our business functions.
Ultimately, the return to normal business and economic activity will likely require the development and broad application of an effective vaccine. Although several companies have made encouraging progress in this regard, there is no certainty that they will be successful. Also, even if an effective vaccine is developed, it could be many months before it becomes broadly available and generally accepted by the public.
Executive Overview
Our total assets under management (“AUM”) as of September 30, 2020 were $630.8 billion, up $30.8 billion, or 5.1%, compared to June 30, 2020, and up $38.4 billion, or 6.5%, compared to September 30, 2019. During the third quarter of 2020, AUM increased as a result of market appreciation of $27.7 billion and net inflows of $3.1 billion (Institutional net inflows of $2.1 billion, Retail net inflows of $0.7 billion and Private Wealth Management net inflows of $0.3 billion). Excluding AXA redemptions of low-fee fixed income mandates of $2.2 billion in the third quarter, the firm generated net inflows of $5.3 billion in the third quarter (see discussion below). During the twelve months ended September 30, 2020, AUM increased primarily as a result of market appreciation of $37.4 billion and net inflows of $0.8 billion (Retail net inflows of $4.3 billion were partially offset by Institutional net outflows of $2.5 billion and Private Wealth Management net outflows of $1.0 billion). Excluding AXA's redemption of low-fee fixed income mandates of $11.1 billion in the first nine months of 2020, the firm generated net inflows of $11.9 billion during the twelve months ended September 30, 2020.

Institutional AUM increased $13.3 billion, or 4.8%, to $289.5 billion during the third quarter of 2020, primarily due to market appreciation of $10.6 billion and net inflows of $2.1 billion. Excluding AXA's redemption of low-fee fixed income mandates of $2.2 billion, institutional net inflows were $4.3 billion in the third quarter. Gross sales decreased sequentially from $8.8 billion during the second quarter of 2020 to $8.3 billion during the third quarter of 2020. Redemptions and terminations decreased sequentially from $12.7 billion to $5.7 billion.

Retail AUM increased $13.4 billion, or 5.8%, to $242.9 billion during the third quarter of 2020, due to market appreciation of $12.7 billion and net inflows of $0.7 billion. Gross sales decreased sequentially from $19.6 billion during the second quarter of 2020 to $17.5 billion during the third quarter of 2020. Redemptions and terminations decreased sequentially from $14.5 billion to $14.3 billion.

Index
Private Wealth Management AUM increased $4.1 billion, or 4.3%, to $98.4 billion during the third quarter of 2020, primarily due to market appreciation of $4.4 billion and net inflows of $0.3 billion. Gross sales increased sequentially from $3.4 billion during the second quarter of 2020 to $3.5 billion during the third quarter of 2020. Redemptions and terminations decreased sequentially from $4.2 billion to $3.2 billion.

Bernstein Research Services revenue for the third quarter of 2020 was $98.5 million, down $3.5 million, or 3.4%, compared to the third quarter of 2019 due to reduced customer trading volumes in the U.S. and Europe, partially offset by growth in Asia.

Net revenues for the third quarter of 2020 increased $22.2 million, or 2.5%, to $900.0 million from $877.9 million in the third quarter of 2019. The increase was primarily due to higher distribution revenues of $17.1 million and higher investment advisory base fees of $14.8 million, partially offset by lower dividend and interest income (net of interest expense) of $4.3 million, lower Bernstein Research Services revenue of $3.5 million and lower investment gains of $3.3 million. Operating expenses for the third quarter of 2020 increased $7.8 million, or 1.2%, to $682.9 million from $675.1 million in the third quarter of 2019. The increase was primarily due to higher promotion and servicing expense of $11.9 million and higher general and administrative expenses (including real estate charges) of $2.1 million, partially offset by lower employee compensation and benefits expenses of $4.0 million and lower interest on borrowings of $1.7 million. Our operating income increased $14.4 million, or 7.1%, to $217.1 million from $202.8 million and our operating margin increased to 24.1% in the third quarter of 2020 from 22.6% in the third quarter of 2019.

Market Environment
The economic recovery continued to gain momentum through the third quarter, as a COVID-19 vaccine showed promise, social distancing restrictions eased, allowing for expanded business re-openings and consumer confidence gained momentum. Despite a seasonal slowdown in September, the S&P 500, Dow Jones Industrial Average and Nasdaq each rallied for most of the third quarter, finishing in positive territory. In the U.S., the unemployment rate continued to decline from its double-digit highs experienced in the second quarter. Despite positive stock market performance and lower unemployment, the U.S. economy remains unsteady as we continue to see spikes in COVID-19 infection rates, continued civil unrest across the U.S. centered around racial inequality and growing uncertainty over the upcoming U.S. presidential election. The U.S Federal Reserve shifted to average inflation targeting, allowing inflation to exceed target temporarily to compensate for periods of below-target inflation, making it likely that interest rates will remain exceptionally low longer than initially anticipated. Although further fiscal stimulus was expected during the third quarter aimed at mitigating the long-term effects of the pandemic, the amount and timing of such stimulus remains uncertain.

In the U.K., uncertainty surrounding Brexit continues to dominate the market outlook. Although negotiations are at a stalemate, a trade deal between the European Union and the U.K. may be implemented by the end of 2020. In China, tensions with the U.S. have escalated with U.S. restrictions on multiple Chinese companies. However, the Chinese economy has seen significant improvement since the onset of the COVID-19 pandemic, with growth this year seeming likely.

MiFID II
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
Also, while MiFID II is not applicable to firms operating outside of Europe, competitive and client pressures increasingly may force buy-side firms operating outside of Europe to pay for research from their own resources instead of through bundled trading commissions. If that occurs, we would expect that research budgets from those clients will decrease further, which could result in an additional significant decline in our sell-side revenues. Additionally, these competitive and client pressures may result in our buy-side operation paying for research out of our own resources instead of through bundled trading commissions, which could increase our firm's expenses and decrease our operating income.

The ultimate impact of MiFID II on payments for research is yet uncertain.
Relationship with Equitable Holdings and AXA
During the second quarter of 2018, AXA S.A. ("AXA") completed the sale of a minority stake in Equitable Holdings, Inc. (“EQH”) through an initial public offering ("IPO"). Since then, AXA has completed additional offerings and taken other steps, most recently during the fourth quarter of 2019. As a result, AXA owned less than 10% of the outstanding common stock of EQH as of September 30, 2020.

Index

While we cannot at this time predict the full impact on AB of this transaction, such impact has included a reduction in the support AXA provided to AB in the past with respect to AB's investment management business, resulting in a modest decrease in our revenues and ability to initiate new investment services. Also, AB relies on AXA, including its subsidiary, AXA Business Services, for several significant services and AB has benefited from its affiliation with AXA in certain common vendor relationships. Some of these arrangements are expected to change with possible negative financial implications for AB.

Our ending AUM at September 30, 2020 reflects $11.1 billion in outflows resulting from AXA's redemption of certain low-fee fixed income mandates, of which $2.2 billion was redeemed during the third quarter. We expect these redemptions to total approximately $14 billion, with the remaining redemptions expected to be completed by the end of the first quarter of 2021. The revenue we earn from the management of these assets is not significant.

Relocation Strategy
On May 2, 2018, we announced that we would establish our corporate headquarters in, and relocate approximately 1,050 jobs located in the New York metro area to, Nashville, TN. Subsequently, on January 14, 2020, we announced our plans to relocate an additional 200 jobs to Nashville, thereby increasing the total relocated jobs to 1,250. The decision to add the additional jobs was the result of the growth in our business, select investments we are making, and the insourcing of roles typically performed by consultants. Our Nashville headquarters will house Finance, IT, Operations, Legal, Compliance, Internal Audit, Human Capital, and Sales and Marketing. We have been actively relocating jobs (although COVID-19 has slowed our pace) and expect this transition to take several years. We will continue to maintain a principal location in New York City, which will house our Portfolio Management, Sell-Side Research and Trading, and New York-based Private Wealth Management businesses.

We believe relocating our corporate headquarters to Nashville will afford us the opportunity to provide an improved quality of life alternative for our employees and enable us to attract and recruit new talented employees to a highly desirable location while improving the long-term cost structure of the firm.

During the transition period, which began in 2018 and is expected to continue through 2024, we currently estimate that we will incur transition costs of approximately $155 million to $165 million. These costs include employee relocation, severance, recruitment, and overlapping compensation and occupancy costs. Over this same period, we expect to realize total expense savings of approximately $185 million to $195 million, an amount greater than the total transition costs. Through the end of the second quarter of 2020, we incurred $58 million of cumulative transition costs compared to $29 million of cumulative savings, resulting in an overall net cost of $29 million for the 2018 through the second quarter of 2020 periods. In addition, we incurred $6 million of transition costs for the three months ended September 30, 2020 compared to $7 million of expense savings resulting in an overall net savings of $1 million for the period. We currently anticipate an EPU reduction in 2020 of approximately $0.01 resulting from our relocation strategy, which compares to the $0.06 EPU reduction that occurred in 2019. We also expect to achieve a slight accretion in EPU in 2021 and then achieve EPU accretion in each year thereafter. Beginning in 2025, once the transition period has been completed, we estimate ongoing annual expense savings of approximately $75 million to $80 million, which will result from a combination of occupancy and compensation-related savings. Our estimates for both the transition costs and the corresponding expense savings are based on our current assumptions of employee relocation costs, severance, and overlapping compensation and occupancy costs. In addition, our estimates for both the timing of when we incur transition costs and realize the related expense savings are based on our current relocation implementation plan and the timing for execution of each phase. The actual total charges we eventually record, the related expense savings we realize, and timing and magnitude of EPU impact are expected to differ from our current estimates as we implement each phase of our headquarters relocation.

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

Index
disclaim any obligation, to update or alter any assumptions, estimates, financial goals, targets, projections or other related statements that we may make.

Adjusted Operating Margin Target

We previously adopted a goal of increasing our adjusted operating margin to a target of 30% by 2020 (the “2020 Margin Target”), subject to the assumptions, factors and contingencies described as part of the initial disclosure of this target. Our adjusted operating margin, which was 27.5% during 2019, increased to 28.4% during the first nine months of 2020.

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

Assets Under Management

Assets under management by distribution channel are as follows:

	As of September 30,
	2020	2019	$ Change	% Change
	(in billions)

Institutions	$289.5	$272.9	$16.6	6.1%
Retail	242.9	222.5	20.4	9.2
Private Wealth Management	98.4	97.0	1.4	1.5
Total	$630.8	$592.4	$38.4	6.5

Assets under management by investment service are as follows:

	As of September 30,
	2020	2019	$ Change	% Change
	(in billions)
Equity
Actively Managed	$188.8	$159.9	$28.9	18.2%
Passively Managed(1)	57.5	56.8	0.7	1.2
Total Equity	246.3	216.7	29.6	13.7

Fixed Income
Actively Managed
Taxable	253.3	252.9	0.4	0.2
Tax–exempt	48.7	45.8	2.9	6.3
	302.0	298.7	3.3	1.1

Passively Managed(1)	9.0	9.4	(0.4)	(4.7)
Total Fixed Income	311.0	308.1	2.9	0.9

Other(2)
Actively Managed	71.5	66.2	5.3	7.9
Passively Managed(1)	2.0	1.4	0.6	48.6
Total Other	73.5	67.6	5.9	8.7
Total	$630.8	$592.4	$38.4	6.5

(1)Includes index and enhanced index services.
(2)Includes certain multi-asset solutions and services and certain alternative investments.

Index
Changes in assets under management for the three-month, nine-month and twelve-month periods ended September 30, 2020 are as follows:

	Distribution Channel
	Institutions	Retail	Private Wealth Management	Total
	(in billions)
Balance as of June 30, 2020	$276.2	$229.5	$94.3	$600.0
Long-term flows:
Sales/new accounts	8.3	17.5	3.5	29.3
Redemptions/terminations	(5.7)	(14.3)	(3.2)	(23.2)
Cash flow/unreinvested dividends	(0.5)	(2.5)	—	(3.0)
Net long-term inflows	2.1	0.7	0.3	3.1
Transfers	0.6	—	(0.6)	—
Market appreciation	10.6	12.7	4.4	27.7
Net change	13.3	13.4	4.1	30.8
Balance as of September 30, 2020	$289.5	$242.9	$98.4	$630.8

Balance as of December 31, 2019	$282.7	$239.2	$101.0	$622.9
Long-term flows:
Sales/new accounts	21.0	61.3	10.5	92.8
Redemptions/terminations	(21.2)	(54.4)	(11.7)	(87.3)
Cash flow/unreinvested dividends	(3.7)	(7.8)	0.2	(11.3)
Net long-term outflows	(3.9)	(0.9)	(1.0)	(5.8)
Acquisition	—	0.2	—	0.2
Transfers	0.7	0.1	(0.8)	—
Market appreciation (depreciation)	10.0	4.3	(0.8)	13.5
Net change	6.8	3.7	(2.6)	7.9
Balance as of September 30, 2020	$289.5	$242.9	$98.4	$630.8

Balance as of September 30, 2019	$272.9	$222.5	$97.0	$592.4
Long-term flows:
Sales/new accounts	26.3	80.2	13.3	119.8
Redemptions/terminations	(22.5)	(66.0)	(14.4)	(102.9)
Cash flow/unreinvested dividends	(6.3)	(9.9)	0.1	(16.1)
Net long-term (outflows) inflows	(2.5)	4.3	(1.0)	0.8
Transfers	0.7	0.1	(0.8)	—
Acquisition	—	0.2	—	0.2
Market appreciation	18.4	15.8	3.2	37.4
Net change	16.6	20.4	1.4	38.4
Balance as of September 30, 2020	$289.5	$242.9	$98.4	$630.8

Index

	Investment Service
	Equity Actively Managed	Equity Passively Managed(1)	Fixed Income Actively Managed - Taxable	Fixed Income Actively Managed - Tax- Exempt	Fixed Income Passively Managed(1)	Other(2)	Total
	(in billions)
Balance as of June 30, 2020	$173.1	$54.3	$247.9	$47.1	$9.9	$67.7	$600.0
Long-term flows:
Sales/new accounts	12.0	1.2	11.0	2.2	—	2.9	29.3
Redemptions/terminations	(8.8)	(1.7)	(10.4)	(1.6)	(0.1)	(0.6)	(23.2)
Cash flow/unreinvested dividends	(1.0)	(0.5)	(0.8)	0.2	(1.0)	0.1	(3.0)
Net long-term inflows (outflows)	2.2	(1.0)	(0.2)	0.8	(1.1)	2.4	3.1
Market appreciation	13.5	4.2	5.6	0.8	0.2	3.4	27.7
Net change	15.7	3.2	5.4	1.6	(0.9)	5.8	30.8
Balance as of September 30, 2020	$188.8	$57.5	$253.3	$48.7	$9.0	$73.5	$630.8

Balance as of December 31, 2019	$177.2	$60.1	$258.3	$47.1	$9.3	$70.9	$622.9
Long-term flows:
Sales/new accounts	37.9	1.6	40.7	7.5	—	5.1	92.8
Redemptions/terminations	(27.2)	(1.8)	(49.0)	(7.1)	(0.2)	(2.0)	(87.3)
Cash flow/unreinvested dividends	(4.3)	(3.6)	(3.4)	0.1	(0.8)	0.7	(11.3)
Net long-term inflows (outflows)	6.4	(3.8)	(11.7)	0.5	(1.0)	3.8	(5.8)
Acquisition	—	—	—	—	—	0.2	0.2
Market appreciation (depreciation)	5.2	1.2	6.7	1.1	0.7	(1.4)	13.5
Net change	11.6	(2.6)	(5.0)	1.6	(0.3)	2.6	7.9
Balance as of September 30, 2020	$188.8	$57.5	$253.3	$48.7	$9.0	$73.5	$630.8

Balance as of September 30, 2019	$159.9	$56.8	$252.9	$45.8	$9.4	$67.6	$592.4
Long-term flows:
Sales/new accounts	48.8	1.9	52.9	9.9	—	6.3	119.8
Redemptions/terminations	(33.5)	(2.0)	(56.0)	(8.5)	(0.3)	(2.6)	(102.9)
Cash flow/unreinvested dividends	(5.6)	(5.3)	(5.4)	0.1	(0.8)	0.9	(16.1)
Net long-term inflows (outflows)	9.7	(5.4)	(8.5)	1.5	(1.1)	4.6	0.8
Acquisition	—	—	—	—	—	0.2	0.2
Market appreciation	19.2	6.1	8.9	1.4	0.7	1.1	37.4
Net change	28.9	0.7	0.4	2.9	(0.4)	5.9	38.4
Balance as of September 30, 2020	$188.8	$57.5	$253.3	$48.7	$9.0	$73.5	$630.8

(1)Includes index and enhanced index services.
(2)Includes certain multi-asset solutions and services and certain alternative investments.

Index
Net long-term inflows (outflows) for actively managed investment services as compared to passively managed investment services for the three-month, nine-month and twelve-month periods ended September 30, 2020 are as follows:

	Periods Ended September 30, 2020
	Three-months	Nine-months	Twelve-months
	(in billions)
Actively Managed
Equity	$2.2	$6.4	$9.7
Fixed Income	0.6	(11.2)	(7.0)
Other	2.3	3.5	4.1
	5.1	(1.3)	6.8
Passively Managed
Equity	(1.0)	(3.8)	(5.4)
Fixed Income	(1.1)	(1.0)	(1.1)
Other	0.1	0.3	0.5
	(2.0)	(4.5)	(6.0)
Total net long-term inflows (outflows)	$3.1	$(5.8)	$0.8

Average assets under management by distribution channel and investment service are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
	(in billions)				(in billions)
Distribution Channel:
Institutions	$287.4	$270.7	$16.7	6.2%	$280.9	$261.4	$19.5	7.5%
Retail	239.8	218.5	21.3	9.8	231.1	206.1	25.0	12.1
Private Wealth Management	97.1	97.1	—	—	95.8	95.5	0.3	0.3
Total	$624.3	$586.3	$38.0	6.5	$607.8	$563.0	$44.8	8.0
Investment Service:
Equity Actively Managed	$184.4	$160.3	$24.1	15.0%	$172.4	$154.8	$17.6	11.4%
Equity Passively Managed(1)	58.0	57.1	0.9	1.6	55.9	55.6	0.3	0.7
Fixed Income Actively Managed – Taxable	253.0	246.9	6.1	2.5	253.5	234.7	18.8	8.0
Fixed Income Actively Managed – Tax-exempt	48.1	45.3	2.8	6.2	47.5	44.0	3.5	8.0
Fixed Income Passively Managed(1)	9.3	9.5	(0.2)	(1.8)	9.6	9.4	0.2	2.1
Other (2)	71.5	67.2	4.3	6.5	68.9	64.5	4.4	6.7
Total	$624.3	$586.3	$38.0	6.5	$607.8	$563.0	$44.8	8.0

(1)Includes index and enhanced index services.
(2)Includes certain multi-asset solutions and services and certain alternative investments.

Our Institutional channel third quarter average AUM of $287.4 billion increased $16.7 billion, or 6.2%, compared to the third quarter of 2019, primarily due to this AUM increasing $16.6 billion, or 6.1%, to $289.5 billion over the last twelve months. The $16.6 billion increase primarily resulted from market appreciation of $18.4 billion, partially offset by net outflows of $2.5 billion.
Our Retail channel third quarter average AUM of $239.8 billion increased $21.3 billion, or 9.8%, compared to the third quarter of 2019, primarily due to this AUM increasing $20.4 billion, or 9.2%, to $242.9 billion over the last twelve months. The $20.4 billion increase primarily resulted from market appreciation of $15.8 billion and net inflows of $4.3 billion.

Index
Our Private Wealth Management channel third quarter average AUM of $97.1 billion were flat compared to the third quarter of 2019, primarily due to this AUM remaining relatively flat, with a slight increase of $1.4 billion, or 1.5%, to $98.4 billion over the last twelve months. The $1.4 billion increase primarily resulted from market appreciation of $3.2 billion, partially offset by net outflows of $1.0 billion.
Absolute investment composite returns, gross of fees, and relative performance as of September 30, 2020 compared to benchmarks for certain representative Institutional equity and fixed income services are as follows:

	1-Year	3-Year	5-Year

Global High Income - Hedged (fixed income)
Absolute return	(1.1)%	2.2%	5.8%
Relative return (vs. Bloomberg Barclays Global High Yield Index - Hedged)	(3.1)	(1.0)	(0.6)
Global Fixed Income - Unhedged (fixed income)
Absolute return	5.8	4.0	3.7
Relative return (vs. Bloomberg Barclays Global Treasury Index)	(0.1)	(0.2)	(0.1)
Global Plus - Hedged (fixed income)
Absolute return	3.6	4.8	4.7
Relative return (vs. Bloomberg Barclays Global Aggregate Index - Hedged)	(0.6)	(0.4)	0.3
Intermediate Municipal Bonds (fixed income)
Absolute return	3.1	3.2	2.9
Relative return (vs. Lipper Short/Int. Blended Muni Fund Avg)	0.4	0.5	0.6
U.S. Strategic Core Plus (fixed income)
Absolute return	7.1	5.5	4.9
Relative return (vs. Bloomberg Barclays U.S. Aggregate Index)	0.1	0.3	0.7
Emerging Market Debt (fixed income)
Absolute return	3.8	2.8	6.9
Relative return (vs. JPM EMBI Global/JPM EMBI)	1.3	(0.5)	0.9
U.S. Relative Value
Absolute return	(6.0)	3.3	8.2
Relative return (vs. Russell 1000 Value Index)	(1.0)	0.6	0.6
International Strategic Core Equity
Absolute return	2.5	3.7	7.4
Relative return (vs. MSCI EAFE Index)	2.0	3.1	2.1
U.S. Small & Mid Cap Value
Absolute return	(13.9)	(3.8)	4.2
Relative return (vs. Russell 2500 Value Index)	(1.2)	(1.1)	(0.5)
U.S. Strategic Value
Absolute return	(8.1)	(1.2)	3.6
Relative return (vs. Russell 1000 Value Index)	(3.1)	(3.9)	(4.1)
U.S. Small Cap Growth
Absolute return	38.3	22.0	21.1
Relative return (vs. Russell 2000 Growth Index)	22.6	13.8	9.7
U.S. Large Cap Growth
Absolute return	34.4	22.0	20.3
Relative return (vs. Russell 1000 Growth Index)	(3.2)	0.3	0.2

Index

	1-Year	3-Year	5-Year
U.S. Small & Mid Cap Growth
Absolute return	38.7	20.4	18.6
Relative return (vs. Russell 2500 Growth Index)	15.4	7.0	4.4
Concentrated U.S. Growth
Absolute return	17.7	17.4	16.5
Relative return (vs. S&P 500 Index)	2.5	5.1	2.4
Select U.S. Equity
Absolute return	14.3	12.1	13.6
Relative return (vs. S&P 500 Index)	(0.8)	(0.1)	(0.6)
Strategic Equities
Absolute return	11.9	11.2	12.5
Relative return (vs. Russell 3000 Index)	(3.1)	(0.4)	(1.2)
Global Core Equity
Absolute return	6.5	8.6	11.7
Relative return (vs. MSCI ACWI Index)	(4.0)	1.5	1.4
U.S. Strategic Core Equity
Absolute return	6.6	11.2	12.3
Relative return (vs. S&P 500 Index)	(8.6)	(1.1)	(1.9)
Select U.S. Equity Long/Short
Absolute return	10.8	9.4	9.4
Relative return (vs. S&P 500 Index)	(4.3)	(2.9)	(4.7)
Our fixed income investment performance continued to improve in the third quarter of 2020 as compared to performance in the first quarter, as several credit sectors to which our fixed income strategies have allocations continued to rebound from lows experienced in March. While we continue to believe that performance will continue to improve over time as liquidity pressures abate, we may experience heightened redemptions in some of our fixed income strategies as a result of lagging performance in some strategies in the first quarter of 2020 impacting one-three- and five-year performance track records going forward.

Index
Consolidated Results of Operations

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
	(in thousands, except per unit amounts)
Net revenues	$900,038	$877,867	$22,171	2.5%	$2,645,643	$2,531,128	$114,515	4.5%
Expenses	682,892	675,084	7,808	1.2	2,040,627	1,975,974	64,653	3.3
Operating income	217,146	202,783	14,363	7.1	605,016	555,154	49,862	9.0
Income taxes	9,089	10,827	(1,738)	(16.1)	29,949	29,959	(10)	—
Net income	208,057	191,956	16,101	8.4	575,067	525,195	49,872	9.5
Net income (loss) of consolidated entities attributable to non-controlling interests	81	4,145	(4,064)	(98.0)	(4,550)	22,018	(26,568)	n/m
Net income attributable to AB Unitholders	$207,976	$187,811	$20,165	10.7	$579,617	$503,177	$76,440	15.2

Diluted net income per AB Unit	$0.77	$0.69	$0.08	11.6	$2.13	$1.86	$0.27	14.5

Distributions per AB Unit	$0.76	$0.70	$0.06	8.6	$2.15	$1.89	$0.26	13.8

Operating margin (1)	24.1%	22.6%			23.0%	21.1%

(1)Operating income excluding net income (loss) attributable to non-controlling interests as a percentage of net revenues.

Net income attributable to AB Unitholders for the three months ended September 30, 2020 increased $20.2 million, or 10.7%, from the three months ended September 30, 2019. The increase primarily is due to (in millions):

Higher distribution revenues	$17.1
Higher base advisory fees	14.8
Lower net income of consolidated entities attributable to non-controlling interest	4.1
Lower employee compensation and benefits expense	4.0
Higher promotion and servicing expense	(11.9)
Lower Bernstein Research Services revenue	(3.5)
Lower investment gains	(3.3)
Higher general and administrative expenses (including real estate charges)	(2.1)
Other	1.0
$20.2

Index
Net income attributable to AB Unitholders for the nine months ended September 30, 2020 increased $76.4 million, or 15.2%, from the nine months ended September 30, 2019. The increase primarily is due to (in millions):

Higher base advisory fees	$60.4
Higher distribution revenues	59.2
Higher Bernstein Research Services revenue	43.1
Higher net loss of consolidated entities attributable to non-controlling interest	26.6
Lower interest on borrowings	5.8
Higher promotion and servicing expense	(53.6)
Higher investment losses	(50.1)
Higher general and administrative expenses (including real estate charges)	(12.8)
Higher employee compensation and benefits expense	(4.9)
Other	2.7
$76.4

Units Outstanding

Each quarter, we consider whether to implement a plan to repurchase AB Holding Units pursuant to Rules 10b5-1 and 10b-18 under the Exchange Act. A plan of this type allows a company to repurchase its shares at times when it otherwise might be prevented from doing so because of self-imposed trading blackout periods or because it possesses material non-public information. Each broker we select has the authority under, the terms and limitations specified in the plan, to repurchase AB Holding Units on our behalf. Repurchases are subject to regulations promulgated by the SEC, as well as certain price, market volume and timing constraints specified in the plan. The plan adopted during the third quarter of 2020 expired at the close of business on October 21, 2020. We may adopt additional plans in the future to engage in open-market purchases of AB Holding Units to help fund anticipated obligations under our incentive compensation award program and for other corporate purposes.

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

Index

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands, except per unit amounts)
Net revenues, US GAAP basis	$900,038	$877,867	$2,645,643	$2,531,128
Adjustments:
Distribution-related adjustments:
Distribution revenues	(135,693)	(118,635)	(386,649)	(327,491)
Investment advisory services fees	(20,120)	(12,696)	(47,136)	(32,830)
Pass-through adjustments:
Investment advisory services fees	(3,888)	(5,119)	(11,599)	(13,518)
Other revenues	(9,344)	(9,571)	(31,828)	(27,169)
Impact of consolidated company-sponsored funds	(765)	(4,820)	1,818	(24,477)
Long-term incentive compensation-related investment gains and dividend and interest	(3,231)	(317)	(1,583)	(6,485)
Write-down of investment	—	—	859	—
Adjusted net revenues	$726,997	$726,709	$2,169,525	$2,099,158

Operating income, US GAAP basis	$217,146	$202,783	$605,016	$555,154
Adjustments:
Real estate	(985)	—	3,865	—
Long-term incentive compensation-related items	(416)	517	253	1,151
CEO's EQH award compensation	205	217	598	908
Acquisition-related expenses	356	556	1,687	3,275
Write-down of investment	—	—	859	—
Sub-total of non-GAAP adjustments	(840)	1,290	7,262	5,334
Less: Net income (loss) of consolidated entities attributable to non-controlling interests	81	4,145	(4,550)	22,018
Adjusted operating income	216,225	199,928	616,828	538,470
Adjusted income taxes	9,060	10,676	30,533	29,077
Adjusted net income	$207,165	$189,252	$586,295	$509,393

Diluted net income per AB Unit, GAAP basis	$0.77	$0.69	$2.13	$1.86
Impact of non-GAAP adjustments	(0.01)	0.01	0.02	0.02
Adjusted diluted net income per AB Unit	$0.76	$0.70	$2.15	$1.88

Adjusted operating margin	29.7%	27.5%	28.4%	25.7%

Adjusted operating income for the three months ended September 30, 2020 increased $16.3 million, or 8.2%, from the three months ended September 30, 2019, primarily due to lower promotion and servicing expenses of $12.4 million, higher investment advisory base fees of $8.5 million, lower employee compensation and benefits expense (excluding the impact of long-term incentive compensation-related items) of $5.6 million and lower interest on borrowings of $1.7 million, partially offset by higher net investment losses of $4.8 million, higher general and administrative expenses of $4.1 million and lower Bernstein Research Services revenues of $3.5 million.

Adjusted operating income for the nine months ended September 30, 2020 increased $78.4 million, or 14.6%, from the nine months ended September 30, 2019, primarily due to higher investment advisory base fees of $48.4 million, higher Bernstein Research Services revenue of $43.1 million, lower promotion and servicing expenses of $22.5 million and lower interest on borrowings of $5.8 million, partially offset by higher net investment losses of $19.3 million, higher employee compensation expense (excluding the impact of long-term incentive compensation-related items) of $11.6 million (see discussion below) and higher general and administrative expenses of $9.6 million.

Index

Adjusted Net Revenues

Net Revenue, as adjusted, is reduced to exclude all of the company's distribution revenues, which are recorded as a separate line item on the consolidated statement of income, as well as a portion of investment advisory services fees received that is used to pay distribution and servicing costs. For certain products, based on the distinct arrangements, certain distribution fees are collected by us and passed through to third-party client intermediaries, while for certain other products, we collect investment advisory services fees and a portion is passed through to third-party client intermediaries. In both arrangements, the third-party client intermediary owns the relationship with the client and is responsible for performing services and distributing the product to the client on our behalf. We believe offsetting distribution revenues and certain investment advisory services fees is useful for our investors and other users of our financial statements because such presentation appropriately reflects the nature of these costs as pass-through payments to third parties that perform functions on behalf of our sponsored mutual funds and/or shareholders of these funds. Distribution-related adjustments fluctuate each period based on the type of investment products sold, as well as the average AUM over the period. Also, we adjust distribution revenues for the amortization of deferred sales commissions as these costs, over time, will offset such revenues.

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

Also, adjusted net revenues exclude investment gains and losses and dividends and interest on employee long-term incentive compensation-related investments.

Lastly, during the first quarter of 2020, we wrote-off an investment that had been received in exchange for the sale of software technology, bringing the balance to zero. Previously, we had been excluding the value of this investment from adjusted net revenues.

Adjusted Operating Income

Adjusted operating income represents operating income on a US GAAP basis excluding (1) real estate charges (credits), (2) the impact on net revenues and compensation expense of the investment gains and losses (as well as the dividends and interest) associated with employee long-term incentive compensation-related investments, (3) our CEO's EQH award compensation, as discussed below, (4) acquisition-related expenses, (5) the write-down of an investment (discussed immediately above), and (6) the impact of consolidated company-sponsored investment funds.

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

Prior to 2009, a significant portion of employee compensation was in the form of long-term incentive compensation awards that were notionally invested in AB investment services and generally vested over a period of four years. AB economically hedged the exposure to market movements by purchasing and holding these investments on its balance sheet. All such investments had vested as of year-end 2012 and the investments have been delivered to the participants, except for those investments with respect to which the participant elected a long-term deferral. Fluctuation in the value of these investments, which also impacts compensation expense, is recorded within investment gains and losses on the income statement. Management believes it is useful to reflect the offset achieved from economically hedging the market exposure of these investments in the calculation of adjusted operating income and adjusted operating margin. The non-GAAP measures exclude gains and losses and dividends and interest on employee long-term incentive compensation-related investments included in revenues and compensation expense.

The board of directors of EQH granted to Seth P. Bernstein (“CEO”), our President and Chief Executive Officer, equity awards in connection with EQH's IPO and Mr. Bernstein's membership on the EQH Management Committee. Mr. Bernstein may

Index
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

Index
Net Revenues

The components of net revenues are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
	(in thousands)				(in thousands)
Investment advisory and services fees:
Institutions:
Base fees	$115,581	$114,314	$1,267	1.1%	$335,225	$335,161	$64	—%
Performance-based fees	4,181	3,692	489	13.2	7,169	7,241	(72)	(1.0)
	119,762	118,006	1,756	1.5	342,394	342,402	(8)	—
Retail:
Base fees	299,486	279,224	20,262	7.3	867,676	782,132	85,544	10.9
Performance-based fees	1,360	2,030	(670)	(33.0)	9,290	6,589	2,701	41.0
	300,846	281,254	19,592	7.0	876,966	788,721	88,245	11.2
Private Wealth Management:
Base fees	208,526	215,227	(6,701)	(3.1)	603,575	628,779	(25,204)	(4.0)
Performance-based fees	1,405	1,897	(492)	(25.9)	7,532	9,440	(1,908)	(20.2)
	209,931	217,124	(7,193)	(3.3)	611,107	638,219	(27,112)	(4.2)
Total:
Base fees	623,593	608,765	14,828	2.4	1,806,476	1,746,072	60,404	3.5
Performance-based fees	6,946	7,619	(673)	(8.8)	23,991	23,270	721	3.1
	630,539	616,384	14,155	2.3	1,830,467	1,769,342	61,125	3.5

Bernstein Research Services	98,514	102,014	(3,500)	(3.4)	341,346	298,240	43,106	14.5
Distribution revenues	135,693	118,635	17,058	14.4	386,649	327,491	59,158	18.1
Dividend and interest income	9,070	24,882	(15,812)	(63.5)	42,227	79,882	(37,655)	(47.1)
Investment (losses) gains	1,106	4,433	(3,327)	(75.1)	(19,011)	31,117	(50,128)	n/m
Other revenues	26,583	24,497	2,086	8.5	78,186	71,499	6,687	9.4
Total revenues	901,505	890,845	10,660	1.2	2,659,864	2,577,571	82,293	3.2
Less: Interest expense	1,467	12,978	(11,511)	(88.7)	14,221	46,443	(32,222)	(69.4)
Net revenues	$900,038	$877,867	$22,171	2.5	$2,645,643	$2,531,128	$114,515	4.5

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

Index
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

We sometimes charge our clients performance-based fees. In these situations, we charge a base advisory fee and are eligible to earn an additional performance-based fee or incentive allocation that is calculated as either a percentage of absolute investment results or a percentage of investment results in excess of a stated benchmark over a specified time period. Some performance-based fees include a high-watermark provision, which generally provides that if a client account underperforms relative to its performance target (whether absolute or relative to a specified benchmark), it must gain back such underperformance before we can collect future performance-based fees. Therefore, if we fail to achieve our performance target for a particular period, we will not earn a performance-based fee for that period and, for accounts with a high-watermark provision, our ability to earn future performance-based fees will be impaired. We are eligible to earn performance-based fees on 6.2%, 8.2% and 0.7% of the assets we manage for institutional clients, private wealth clients and retail clients, respectively (in total, 4.4% of our AUM).

For the three months ended September 30, 2020, our investment advisory and services fees increased by $14.2 million, or 2.3%, from the three months ended September 30, 2019, due to a $14.8 million, or 2.4%, increase in base fees, partially offset by a $0.7 million decrease in performance-based fees. The increase in base fees is primarily due to a 6.5% increase in average AUM, partially offset by a lower portfolio fee rate. For the nine months ended September 30, 2020, our investment advisory and services fees increased by $61.1 million, or 3.5%, from the nine months ended September 30, 2019, due to a $60.4 million, or 3.5%, increase in base fees and a $0.7 million increase in performance-based fees. The increase in base fees is primarily due to an 8.0% increase in average AUM, partially offset by a lower portfolio fee rate. The portfolio fee rate of 38.3 basis points and 38.4 basis points (calculated net of distribution fees) for the three months and nine months ended September 30, 2020 decreased 1.9 basis points from their comparative prior year periods. The portfolio fee rate was adversely affected by a decline in certain active equity and fixed income product fees.

Institutional investment advisory and services fees for the three months ended September 30, 2020 increased by $1.8 million, or 1.5%, from the three months ended September 30, 2019, due to a $1.3 million, or 1.1%, increase in base fees and a $0.5 million increase in performance-based fees. The increase in base fees is primarily due a 6.2% increase in average AUM, partially offset by a lower portfolio fee rate. Institutional investment advisory and services fees for the nine months ended September 30, 2020 were flat compared to the nine months ended September 30, 2019, as an increase of 7.5% in average AUM was offset by a lower portfolio fee rate.

Retail investment advisory and services fees for the three months ended September 30, 2020 increased by $19.6 million, or 7.0%, from the three months ended September 30, 2019, due to an increase in base fees of $20.3 million, or 7.3%, partially offset by a decrease in performance-based fees of $0.7 million. The increase in base fees is primarily due to a 9.8% increase in average AUM, partially offset by a lower portfolio fee rate. Retail investment advisory and services fees for the nine months ended September 30, 2020 increased by $88.2 million, or 11.2%, from the nine months ended September 30, 2019, due to an increase in base fees of $85.5 million, or 10.9% and a $2.7 million increase in performance-based fees. The increase in base fees was primarily due to a 12.1% increase in average AUM, partially offset by a lower portfolio fee rate.

Private Wealth Management investment advisory and services fees for the three months ended September 30, 2020 decreased

Index
by $7.2 million, or 3.3%, from the three months ended September 30, 2019, due to a $6.7 million, or 3.1%, decrease in base fees and a $0.5 million decrease in performance-based fees. The decrease in base fees is primarily due to the impact of a lower portfolio fee rate, as well as a product mix shift with high fee value equity strategies now representing a lower percentage of our total AUM than in the past. Private Wealth Management investment advisory and services fees for the nine months ended September 30, 2020 decreased by $27.1 million, or 4.2%, from the nine months ended September 30, 2019, due to a decrease in base fees of $25.2 million, or 4.0%, and a $1.9 million decrease in performance-based fees. The decrease in base fees is primarily due to the impact of a lower portfolio fee rate, as well as a product mix shift with high fee value equity strategies now representing a lower percentage of our total AUM than in prior periods.

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
Revenues from Bernstein Research Services for the three months ended September 30, 2020 decreased $3.5 million, or 3.4%, from the three months ended September 30, 2019, due to reduced customer trading volumes in the U.S. and Europe, partially offset by growth in Asia. For the nine months ended September 30, 2020, Bernstein Research Services revenue increased $43.1 million, or 14.5%, from the nine months ended September 30, 2019, due to higher market volatility in the first half of 2020, which led to higher customer activity and heightened global trading volumes. Furthermore, all of 2020 reflects the inclusion of revenues from our acquisition of Autonomous (which closed on April 1, 2019).

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
Distribution revenues for the three months ended September 30, 2020 increased $17.1 million, or 14.4%, from the three months ended September 30, 2019, primarily due to the corresponding average AUM of these mutual funds increasing 12.1%. For the nine months ended September 30, 2020 distribution revenues increased $59.2 million, or 18.1%, from the nine months ended September 30, 2019, primarily due to the corresponding average AUM of these mutual funds increasing 14.6%.

Dividend and Interest Income and Interest Expense

Dividend and interest income consists primarily of investment income and interest earned on customer margin balances and U.S. Treasury Bills as well as dividend and interest income in our consolidated company-sponsored investment funds. Interest expense principally reflects interest accrued on cash balances in customers’ brokerage accounts.

Dividend and interest income for the three months ended September 30, 2020 decreased $15.8 million, or 63.5%, from the three months ended September 30, 2019, primarily due to lower interest earned on customer margin balances and U.S. Treasury Bills and lower dividend and interest income in our consolidated company-sponsored investment funds. Interest expense for the three months ended September 30, 2020 decreased $11.5 million, or 88.7%, from the three months ended September 30, 2019, due to lower interest paid on cash balances in customers' brokerage accounts. For the nine months ended September 30, 2020, dividend and interest income decreased $37.7 million, or 47.1%, from the nine months ended September 30, 2019, primarily due to lower interest earned on customer margin balances and U.S. Treasury Bills. Interest expense for the nine months ended September 30, 2020 decreased $32.2 million, or 69.4%, from the nine months ended September 30, 2019, due to lower interest paid on cash balances in customers' brokerage accounts.

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

Index
Investment (losses) gains are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Long-term incentive compensation-related investments:
Realized gains	$1,277	$—	$2,685	$1,631
Unrealized gains (losses)	1,862	187	(1,387)	4,442

Investments held by consolidated company-sponsored investment funds:
Realized gains (losses)	694	4,358	(707)	6,293
Unrealized gains (losses)	3,684	(2,651)	(8,254)	29,522

Seed capital investments:
Realized gains (losses)
Seed capital and other	17,694	1,879	22,582	5,314
Derivatives	(12,568)	(8,654)	(13,458)	(26,770)
Unrealized (losses) gains
Seed capital and other	(8,165)	1,035	(17,505)	13,423
Derivatives	(1,518)	8,446	(1,964)	(2,269)

Brokerage-related investments:
Realized (losses) gains	(2,355)	263	(881)	(843)
Unrealized gains (losses)	501	(430)	(122)	374
	$1,106	$4,433	$(19,011)	$31,117

Other Revenues

Other revenues consist of fees earned for transfer agency services provided to company-sponsored mutual funds, fees earned for administration and recordkeeping services provided to company-sponsored mutual funds and the general accounts of EQH and its subsidiaries, and other miscellaneous revenues. Other revenues for the three months ended September 30, 2020 increased $2.1 million, or 8.5%, compared to the corresponding period in 2019, primarily due to higher mutual fund reimbursements and higher shareholder servicing fees. Other revenues for the nine months ended September 30, 2020 increased $6.7 million, or 9.4%, compared to the corresponding period in 2019, primarily due to higher shareholder servicing fees and higher brokerage income.

Index
Expenses

The components of expenses are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
	(in thousands)				(in thousands)
Employee compensation and benefits	$357,821	$361,822	$(4,001)	(1.1)%	$1,069,731	$1,064,833	$4,898	0.5%
Promotion and servicing:
Distribution-related payments	148,380	127,726	20,654	16.2	414,203	349,973	64,230	18.4
Amortization of deferred sales commissions	7,434	3,605	3,829	106.2	19,582	10,348	9,234	89.2
Trade execution, marketing, T&E and other	41,220	53,814	(12,594)	(23.4)	141,118	161,012	(19,894)	(12.4)
	197,034	185,145	11,889	6.4	574,903	521,333	53,570	10.3
General and administrative:
General and administrative	119,318	117,056	2,262	1.9	363,009	355,084	7,925	2.2
Real estate charges	—	153	(153)	(100.0)	5,526	701	4,825	n/m
	119,318	117,209	2,109	1.8	368,535	355,785	12,750	3.6
Contingent payment arrangements	813	829	(16)	(1.9)	2,413	1,712	701	40.9
Interest on borrowings	1,073	2,802	(1,729)	(61.7)	5,003	10,775	(5,772)	(53.6)
Amortization of intangible assets	6,833	7,277	(444)	(6.1)	20,042	21,536	(1,494)	(6.9)
Total	$682,892	$675,084	$7,808	1.2	$2,040,627	$1,975,974	$64,653	3.3

Employee Compensation and Benefits

Employee compensation and benefits consist of base compensation (including salaries and severance), annual short-term incentive compensation awards (cash bonuses), annual long-term incentive compensation awards, commissions, fringe benefits and other employment costs (including recruitment, training, temporary help and meals).

Compensation expense as a percentage of net revenues was 39.8% and 41.2% for the three months ended September 30, 2020 and 2019, respectively. Compensation expense as a percentage of net revenues was 40.4% and 42.1% for the nine months ended September 30, 2020 and 2019, respectively. Compensation expense generally is determined on a discretionary basis and is primarily a function of our firm’s current-year financial performance. The amounts of incentive compensation we award are designed to motivate, reward and retain top talent while aligning our executives' interests with the interests of our Unitholders. Senior management, with the approval of the Compensation and Workplace Committee of the Board of Directors of AllianceBernstein Corporation (“Compensation Committee”), periodically confirms that the appropriate metric to consider in determining the amount of incentive compensation is the ratio of adjusted employee compensation and benefits expense to adjusted net revenues. Adjusted net revenues used in the adjusted compensation ratio are the same as the adjusted net revenues presented as a non-GAAP measure (discussed earlier in this Item 2). Adjusted employee compensation and benefits expense is total employee compensation and benefits expense minus other employment costs such as recruitment, training, temporary help and meals (which were 0.8% and 0.9%, respectively, of adjusted net revenues for the three and nine months ended September 30, 2020 and 1.1% and 1.2%, respectively, of adjusted net revenues for the three and nine months ended September 30, 2019), and excludes the impact of mark-to-market vesting expense, as well as dividends and interest expense, associated with employee long-term incentive compensation-related investments and the amortization expense associated with

Index
the awards issued by EQH to our firm's CEO relating to his role as a member of the EQH Management Committee. Senior management, with the approval of the Compensation Committee, has established as an objective that adjusted employee compensation and benefits expense generally should not exceed 50% of our adjusted net revenues, except in unexpected or unusual circumstances. Our ratio of adjusted compensation expense as a percentage of adjusted net revenues was 48.0% and 48.3%, respectively, for the three and nine months ended September 30, 2020 and 48.5% and 49.2%, respectively, for the three and nine months ended September 30, 2019.

For the three months ended September 30, 2020, employee compensation and benefits expense decreased $4.0 million, or 1.1%, compared to the three months ended September 30, 2019, primarily due to lower fringes of $4.3 million, lower other employment costs of $2.5 million and lower commissions of $1.6 million, offset by higher incentive compensation of $3.0 million and higher base compensation of $1.4 million. For the nine months ended September 30, 2020, employee compensation and benefits expense increased $4.9 million, or 0.5%, compared to the nine months ended September 30, 2019, primarily due to higher incentive compensation of $14.1 million and higher base compensation of $10.6 million, offset by lower fringes of $9.9 million, lower other employment costs of $5.8 million and lower commissions of $4.1 million.

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

Promotion and servicing expenses increased $11.9 million, or 6.4%, during the three months ended September 30, 2020 compared to the three months ended September 30, 2019. The increase primarily was due to higher distribution-related payments of $20.6 million and higher amortization of deferred sales commissions of $3.9 million, partially offset by lower travel and entertainment expenses of $8.7 million and lower marketing and communication expenses of $3.9 million. Promotion and servicing expenses increased $53.6 million, or 10.3%, during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The increase primarily was due to higher distribution-related payments of $64.2 million, higher amortization of deferred sales commissions of $9.2 million, higher trade execution and clearing costs of $6.6 million and higher transfer fees of $3.7 million, offset by lower travel and entertainment expenses of $22.3 million and lower marketing and communication expenses of $7.9 million.

General and Administrative

General and administrative expenses include portfolio services expenses, technology expenses, professional fees and office-related expenses (occupancy, communications and similar expenses). General and administrative expenses as a percentage of net revenues were 13.3% and 13.4% (13.3% excluding real estate charges) for the three months ended September 30, 2020 and 2019, respectively. General and administrative expenses increased $2.1 million, or 1.8%, during the three months ended September 30, 2020 compared to the corresponding period in 2019, primarily due to higher other taxes of $1.9 million and higher exchange rate losses of $1.1 million, partially offset by lower office-related expenses of $1.7 million. General and administrative expenses as a percentage of net revenues were 13.9% (13.7% excluding real estate charges) and 14.1% (14.0% excluding real estate charges) for the nine months ended September 30, 2020 and 2019, respectively. General and administrative expenses increased $12.8 million, or 3.6%, during the first nine months of 2020 compared to the same period in 2019, primarily due to higher technology fees of $5.3 million, higher real estate charges of $4.8 million, higher portfolio services fees of $4.3 million, higher other taxes of $2.4 million and higher exchange rate losses of $2.4 million, partially offset by lower professional fees of $6.8 million.

Contingent Payment Arrangements

Contingent payment arrangements reflect changes in estimates of contingent payment liabilities associated with acquisitions in previous periods, as well as accretion expense of these liabilities. There were no changes in our estimates during the first nine months of 2020 or 2019.

Income Taxes

AB, a private limited partnership, is not subject to federal or state corporate income taxes. However, AB is subject to a 4.0% New York City unincorporated business tax (“UBT”). Our domestic corporate subsidiaries are subject to federal, state and local income taxes, and generally are included in the filing of a consolidated federal income tax return. Separate state and local

Index
income tax returns also are filed. Foreign corporate subsidiaries generally are subject to taxes in the jurisdictions where they are located.

Income tax expense for the three months ended September 30, 2020 decreased $1.7 million, or 16.1%, compared to the three months ended September 30, 2019 as a result of an increase in domestic income, which carries a lower tax rate than foreign income. Income tax expense for the nine months ended September 30, 2020 was flat compared to the nine months ended September 30, 2019 as a result of higher pre-tax income offset by a decrease in discrete tax items.

Net Income (Loss) of Consolidated Entities Attributable to Non-Controlling Interests

Net income (loss) of consolidated entities attributable to non-controlling interests primarily consists of limited partner interests owned by other investors in our consolidated company-sponsored investment funds. For the three months ended September 30, 2020, we had $0.1 million of net gains of consolidated entities attributable to non-controlling interests compared to net gains of $4.1 million for the three months ended September 30, 2019. For the nine months ended September 30, 2020, we had $4.6 million of net losses of consolidated entities attributable to non-controlling interests compared to net gains of $22.0 million for the nine months ended September 30, 2019. Fluctuations period-to-period result primarily from the number of consolidated company-sponsored investment funds and their respective market performance.

CAPITAL RESOURCES AND LIQUIDITY

During the first nine months of 2020, net cash provided by operating activities was $1.6 billion, compared to $806.0 million during the corresponding 2019 period. The change reflects net activity of our consolidated funds of $502.7 million, an increase in broker-dealer related payables (net of receivables and segregated U.S. Treasury bills activity) of $485.3 million, an increase in accounts payable and accrued expenses of $33.2 million and a decrease in fees receivable of $28.8 million, partially offset by higher net purchases of investments of $415.7 million.

During the first nine months of 2020, net cash used in investing activities was $25.9 million, compared to $19.1 million during the corresponding 2019 period. The change is primarily due to $13.6 million paid for acquisitions, net of cash acquired, partially offset by lower purchases of furniture, equipment and leasehold improvements of $12.0 million.

During the first nine months of 2020, net cash used in financing activities was $1.2 billion, compared to $710.2 million during the corresponding 2019 period. The change reflects higher redemptions of non-controlling interests of consolidated company-sponsored investment funds of $387.7 million, higher distributions to the General Partner and Unitholders of $116.6 million as a result of higher earnings (distributions on earnings are paid one quarter in arrears) and higher net repayments of debt of $87.5 million, partially offset by an increase in overdrafts payable of $75.5 million.

As of September 30, 2020, AB had $1.0 billion of cash and cash equivalents (excluding cash and cash equivalents of consolidated company-sponsored investment funds), all of which is available for liquidity but consist primarily of cash on deposit for our broker-dealers related to various customer clearing activities, and cash held by foreign subsidiaries of $537.4 million.

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

During 2010, as general partner of AllianceBernstein U.S. Real Estate L.P. (“Real Estate Fund”), we committed to invest $25.0 million in the Real Estate Fund. As of September 30, 2020, we had funded $22.4 million of this commitment. During 2014, as general partner of AllianceBernstein U.S. Real Estate II L.P. (“Real Estate Fund II”), we committed to invest $28.0 million, as amended in 2015, in Real Estate Fund II. As of September 30, 2020, we had funded $20.1 million of this commitment.

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

The forward-looking statements referred to in the preceding paragraph, most of which directly affect AB but also affect AB Holding because AB Holding’s principal source of income and cash flow is attributable to its investment in AB, include statements regarding:

•Our belief that the cash flow AB Holding realizes from its investment in AB will provide AB Holding with the resources it needs to meet its financial obligations: AB Holding’s cash flow is dependent on the quarterly cash distributions it receives from AB. Accordingly, AB Holding’s ability to meet its financial obligations is dependent on AB’s cash flow from its operations, which is subject to the performance of the capital markets and other factors beyond our control.

•Our financial condition and ability to access the public and private capital markets providing adequate liquidity for our general business needs: Our financial condition is dependent on our cash flow from operations, which is subject to the performance of the capital markets, our ability to maintain and grow client assets under management and other factors beyond our control. Our ability to access public and private capital markets on reasonable terms may be limited by adverse market conditions, our firm’s credit ratings, our profitability and changes in government regulations, including tax rates and interest rates.

•The outcome of litigation: Litigation is inherently unpredictable, and excessive damage awards do occur. Though we have stated that we do not expect any pending legal proceedings to have a material adverse effect on our results of operations, financial condition or liquidity, any settlement or judgment with respect to a legal proceeding could be significant and could have such an effect.

•The possibility that we will engage in open market purchases of AB Holding Units to help fund anticipated obligations under our incentive compensation award program: The number of AB Holding Units AB may decide to buy in future periods, if any, to help fund incentive compensation awards depends on various factors, some of which are beyond our control, including the fluctuation in the price of an AB Holding Unit (NYSE: AB) and the availability of cash to make these purchases.

•Our determination that adjusted employee compensation expense should not exceed 50% of our adjusted net revenues:  Aggregate employee compensation reflects employee performance and competitive compensation levels. Fluctuations in our revenues and/or changes in competitive compensation levels could result in adjusted employee compensation expense exceeding 50% of our adjusted net revenues.

•Our Relocation Strategy: While the expenses, expense savings and EPU impact we expect will result from our Relocation Strategy are presented with numerical specificity, and we believe these figures to be reasonable as of the date of this report, the uncertainties surrounding the assumptions on which our estimates are based create a significant risk that our current estimates may not be realized. These assumptions include:
•the amount and timing of employee relocation costs, severance and overlapping compensation and occupancy costs we experience; and
•the timing for execution of each phase of our relocation implementation plan.

Index
•Our 2020 Margin Target: We previously adopted a goal of increasing our adjusted operating margin to a target of 30% by 2020, subject to the assumptions, factors and contingencies described as part of the initial disclosure of this target. Our adjusted operating margin, which was 27.5% during 2019, increased to 28.4% during the first nine months of 2020.
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
•The Adverse Impact of COVID-19: The severity of the expected adverse impact on our AUM and revenues of the economic downturn caused by the COVID-19 pandemic will depend on the depth and length of the downturn and its impact on the companies in which we invest. Our conclusions about the possible continuing significant adverse impact on us is based on our assumptions that the recovery will be gradual and that there will be lasting high unemployment and economic damage. We believe that these assumptions are reasonable, but they may not be correct and economic conditions likely will differ from our assumptions.
•Our fixed income investment performance: Our fixed income performance continued to rebound in the third quarter following poor relative performance of many of our funds during the first quarter of 2020. Further, while we have not generally experienced redemptions in our fixed income strategies during the second or third quarters of 2020, we recognize that the impact on the one-, three- and five-year track records of some funds may contribute to increased redemptions in some of our fixed income strategies in future periods. Any increase in redemptions, absent an offsetting increase in sales, would adversely affect our AUM, revenues and net income.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the third quarter of 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Market Risk

We indicated in the AB 10-K and Forms 10-Q for the quarters ended March 31, 2020 and June 30, 2020 that our revenues and results of operations depend on the market value and composition of our AUM, which can fluctuate significantly based on various factors, many of which are beyond our control. The dramatic securities market declines experienced during March 2020, which resulted from the global effects of COVID-19, caused a significant reduction in our AUM. Markets and AUM levels have since recovered, though we recognize that markets remain volatile and the risk remains of a significant reduction in our revenues and net income in 2020.
Global economies and financial markets are increasingly interconnected, which increases the probability that conditions in one country or region might adversely impact issuers in a different country or region. Conditions affecting the general economy, including political, social or economic instability at the local, regional or global level, such as the civil unrest centered around racial equality experienced across the U.S. during the second and third quarters of 2020, may also affect the market value of our AUM. Health crises, such as the COVID-19 pandemic, as well as other incidents that interrupt the expected course of events, such as natural disasters, war or civil disturbance, acts of terrorism, power outages and other unforeseeable and external events, and the public response to or fear of such diseases or events, have had and may in the future have a significant adverse effect on financial markets and our AUM, revenues and net income. Furthermore, the preventative and protective health-related actions, such as business activity suspensions and population lock-downs, that governments have taken, and may continue to take, in response to COVID-19 have resulted, and may continue to result, in periods of business interruption, inability to obtain raw materials, supplies and component parts, and reduced or disrupted operations. These circumstances have caused, and may continue to cause, significant economic disruption and high levels of unemployment, which will adversely affect the financial condition and results of operations of many of the companies in which we invest, and likely reduce the market value of their securities and thus our AUM and revenues. Furthermore, the significant market volatility and uncertainty, and reductions in the availability of margin financing, we experienced during the first quarter of 2020 severely limited the liquidity of certain asset backed and other securities, making it at times impossible to sell these securities at prices reflecting their true economic value. While liquidity conditions have improved considerably since the first quarter following the stimulus programs announced by the U.S. Federal Reserve and U.S. Treasury, we recognize the possibility that conditions could deteriorate in the future. Lack of liquidity makes it more difficult for our funds to meet redemption requests. If liquidity were to worsen, this may have a significant adverse effect on our AUM, revenues and net income in 2020.
Please see additional discussion in Management Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2.

Index
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

AB Units bought by us or one of our affiliates during the third quarter of 2020 are as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of AB Units Purchased	Average Price Paid Per AB Unit, net of Commissions	Total Number of AB Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of AB Units that May Yet Be Purchased Under the Plans or Programs
7/1/20 - 7/31/20	—	$—	—	—
8/1/20 - 8/31/20	—	—	—	—
9/1/20 - 9/30/20(1)	700	28.26	—	—
Total	700	$28.26	—	—

(1)During September 2020, AB purchased 700 AB Units in private transactions.

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

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL (included in Exhibit 101).

Index
SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	October 22, 2020	ALLIANCEBERNSTEIN L.P.

		By:	/s/ John C. Weisenseel
John C. Weisenseel
Chief Financial Officer

		By:	/s/ William R. Siemers
William R. Siemers
Chief Accounting Officer