Form 10-K
period 2020-12-31
ALLIANCEBERNSTEIN L.P.
filed 2021-02-11
CIK 1109448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒  No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐  No ☒
The number of units of limited partnership interest outstanding as of December 31, 2020 was 270,509,658.
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

“Equitable Financial” – Equitable Financial Life Insurance Company (New York stock life insurance company), a subsidiary of Equitable Holdings, and its subsidiaries other than AB and its subsidiaries.

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

We use “emerging markets” in this Form 10-K to refer to countries included in the Morgan Stanley Capital International (“MSCI”) emerging markets index, which are, as of December 31, 2020: Argentina, Brazil, Chile, China, Colombia, Czech Republic, Egypt, Greece, Hungary, India, Indonesia, Korea, Kuwait, Malaysia, Mexico, Pakistan, Peru, Philippines, Poland, Qatar, Russia, Saudi Arabia, South Africa, Taiwan, Thailand, Turkey and United Arab Emirates.

Clients

We provide diversified investment management, research and related services globally to a broad range of clients through our three buy-side distribution channels: Institutions, Retail and Private Wealth Management, and our sell-side business, Bernstein Research Services.  See “Distribution Channels” in this Item 1 for additional information.

As of December 31, 2020, 2019 and 2018, our AUM were approximately $686 billion, $623 billion and $516 billion, respectively, and our net revenues were approximately $3.7 billion, $3.5 billion and $3.4 billion, as of December 31, 2020, 2019 and 2018, respectively. EQH (our parent company) and its subsidiaries, whose AUM consist primarily of fixed income investments, is our largest client. Our EQH affiliates represented approximately 19%, 18% and 18% of our AUM as of December 31, 2020, 2019 and 2018, and we earned approximately 3% of our net revenues from services we provided to them in each of those years. Also, AXA and its subsidiaries represented approximately 3%, 5% and 6% of our AUM as of December 31, 2020, 2019 and 2018, and we earned approximately 2% of our net revenues from services we provided to them in each of those years. See “Distribution Channels” below and “Assets Under Management” and “Net Revenues” in Item 7 for additional information regarding our AUM and net revenues.

Generally, we are compensated for our investment services on the basis of investment advisory and services fees calculated as a percentage of AUM. For additional information about our investment advisory and services fees, including performance-based fees, see “Risk Factors” in Item 1A and “Net Revenues – Investment Advisory and Services Fees” in Item 7.

Research

Our high-quality, in-depth research is the foundation of our business. We believe that our global team of research professionals, whose disciplines include economic, fundamental equity, fixed income and quantitative research, gives us a competitive advantage in achieving investment success for our clients. We also have experts focused on multi-asset strategies, wealth management, environmental, social and governance (“ESG”) and alternative investments.

Corporate Responsibility
At AB, we constantly are working to become a better firm. To us, this means giving back to the communities in which we work through our firm-wide philanthropic initiative, AB Gives Back, and reducing our environmental footprint by increasing our use of “green buildings,” such as our new headquarters in Nashville, Tennessee. Additionally, by promoting diversity and inclusion, we are afforded different perspectives and ways of thinking, which can lead to better outcomes for our clients (See Diversity and Inclusion below).

Also, striving to be more responsible gives us a richer perspective for evaluating other companies. As longtime fundamental investors with a strong research heritage, we have integrated ESG considerations into various processes. This helps us make fully informed risk/return assessments and draw insightful investment conclusions. Our investors — research analysts and portfolio managers — understand the companies and industries they cover in-depth. This positions them well to determine which ESG issues are material to particular companies, to determine the financial impact of an ESG issue and to incorporate that insight into their cash-flow, earnings and credit models. And, we continue to invest in technology and innovation to further enable our investment teams to formalize their ESG evaluations and share insights from our engagements with other companies.

COVID-19 has caused vast suffering and disruption to the global economy, while also causing significant volatility in the financial markets through much of 2020. As a firm, AB has adapted rapidly to protect our employees' health and welfare, support our communities and ensure we can continue managing clients' investments safely and securely. Furthermore, COVID-19 has become a prominent theme in engagement: it not only impacts business models but also highlights corporate ESG practices. We are advocating that issuers be responsible corporate citizens, and we are working to better understand opportunities and threats created by the pandemic.

We provide additional information in this regard in our corporate responsibility report, which is entitled "Advancing Responsible Investing" and can be found under “Corporate Responsibility - Overview” on www.alliancebernstein.com.

Investment Services

We provide a broad range of investment services with expertise in:

•	Actively-managed equity strategies, with global and regional portfolios across capitalization ranges, concentration ranges and investment strategies, including value, growth and core equities;
•	Actively-managed traditional and unconstrained fixed income strategies, including taxable and tax-exempt strategies;
•	Alternative investments, including hedge funds, fund of funds, direct lending, real estate and private equity;
•	Multi-asset solutions and services, including dynamic asset allocation, customized target-date funds and target-risk funds, and
•	Some passive management, including index and enhanced index strategies.

Our AUM by client domicile and investment service as of December 31, 2020, 2019 and 2018 were as follows:

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

EQH and its subsidiaries constitute our largest institutional client. EQH and its subsidiaries combined AUM accounted for approximately 29%, 28% and 26% of our institutional AUM as of December 31, 2020, 2019 and 2018, respectively, and approximately 18%, 17% and 16% of our institutional revenues for 2020, 2019 and 2018, respectively. Also, AXA and its subsidiaries combined AUM accounted for approximately 5%, 10% and 11% of our institutional AUM as of December 31, 2020, 2019 and 2018, respectively, and approximately 12%, 11% and 11% of our institutional revenues for 2020, 2019 and 2018, respectively. No single institutional client other than EQH, AXA and their respective subsidiaries accounted for more than approximately 1% of our net revenues for the year ended December 31, 2020.

As of December 31, 2020, 2019 and 2018, Institutional Services represented approximately 46%, 45% and 48%, respectively, of our AUM, and the fees we earned from providing these services represented approximately 14% of our net revenues for each of those years. Our AUM and revenues are as follows:

Institutional Services Assets Under Management
(by Investment Service)

	December 31,			% Change
	2020	2019	2018	2020-19	2019-18
	(in millions)
Equity Actively Managed:
U.S.	$17,435	$13,861	$9,629	25.8%	44.0%
Global & Non-US	42,632	30,767	23,335	38.6	31.8
Total	60,067	44,628	32,964	34.6	35.4
Equity Passively Managed(1):
U.S.	23,806	21,349	17,481	11.5	22.1
Global & Non-US	4,067	3,951	3,174	2.9	24.5
Total	27,873	25,300	20,655	10.2	22.5
Total Equity	87,940	69,928	53,619	25.8	30.4
Fixed Income Taxable:
U.S.	115,488	107,436	96,913	7.5	10.9
Global & Non-US	48,560	50,281	51,156	(3.4)	(1.7)
Total	164,048	157,717	148,069	4.0	6.5
Fixed Income Tax-Exempt:
U.S.	1,271	1,209	1,046	5.1	15.6
Global & Non-US	—	—	—	—	—
Total	1,271	1,209	1,046	5.1	15.6
Fixed Income Passively Managed(1):
U.S.	74	69	73	7.2	(5.5)
Global & Non-US	10	20	15	(50.0)	33.3
Total	84	89	88	(5.6)	1.1
Total Fixed Income	165,403	159,015	149,203	4.0	6.6
Alternatives/Multi-Asset Solutions(2):
U.S.	6,104	5,568	5,024	9.6	10.8
Global & Non-US	56,151	48,179	38,433	16.5	25.4
Total Alternatives/Multi-Asset Solutions	62,255	53,747	43,457	15.8	23.7
Total:
U.S.	164,178	149,492	130,166	9.8	14.8
Global & Non-US	151,420	133,198	116,113	13.7	14.7
Total	$315,598	$282,690	$246,279	11.6	14.8
Affiliated - EQH	$91,396	$78,506	$64,447	16.4	21.8
AXA	16,448	27,136	25,948	(39.4)	4.6
Non-affiliated	207,754	177,048	155,884	17.3	13.6
Total	$315,598	$282,690	$246,279	11.6	14.8
________________________________________________________________________________________________________________________
(1)Includes index and enhanced index services.
(2)Includes certain multi-asset solutions and services not included in equity or fixed income services.

Revenues from Institutional Services
(by Investment Service)

	Years Ended December 31,			% Change
	2020	2019	2018	2020-19	2019-18
	(in thousands)
Equity Actively Managed:
U.S.	$66,118	$62,252	$60,465	6.2%	3.0%
Global & Non-US	104,684	98,169	103,763	6.6	(5.4)
Total	170,802	160,421	164,228	6.5	(2.3)
Equity Passively Managed(1):
U.S.	3,677	3,846	3,713	(4.4)	3.6
Global & Non-US	2,174	1,992	1,880	9.1	6.0
Total	5,851	5,838	5,593	0.2	4.4
Total Equity	176,653	166,259	169,821	6.3	(2.1)
Fixed Income Taxable:
U.S.	103,414	103,735	102,356	(0.3)	1.3
Global & Non-US	90,612	100,352	106,314	(9.7)	(5.6)
Total	194,026	204,087	208,670	(4.9)	(2.2)
Fixed Income Tax-Exempt:
U.S.	1,355	1,309	1,217	3.5	7.6
Global & Non-US	—	—	—	—	—
Total	1,355	1,309	1,217	3.5	7.6
Fixed Income Passively Managed(1):
U.S.	47	86	49	(45.3)	75.5
Global & Non-US	35	21	28	66.7	(25.0)
Total	82	107	77	(23.4)	39.0
Fixed Income Servicing(2):
U.S.	14,108	13,215	12,708	6.8	4.0
Global & Non-US	—	—	—	—	—
Total	14,108	13,215	12,708	6.8	4.0
Total Fixed Income	209,571	218,718	222,672	(4.2)	(1.8)
Alternatives/Multi-Asset Solutions(3):
U.S.	52,222	54,582	52,131	(4.3)	4.7
Global & Non-US	73,354	39,405	33,530	86.2	17.5
Total Alternatives/Multi-Asset Solutions	125,576	93,987	85,661	33.6	9.7
Total Investment Advisory and Services Fees:
U.S.	240,941	239,025	232,639	0.8	2.7
Global & Non-US	270,859	239,939	245,515	12.9	(2.3)
Consolidated company-sponsored investment funds	—	—	(372)	—	100.0
Total	511,800	478,964	477,782	6.9	0.2
Distribution Revenues	588	704	757	(16.5)	(7.0)
Shareholder Servicing Fees	526	476	529	10.5	(10.0)
Total	$512,914	$480,144	$479,068	6.8	0.2
Affiliated - EQH(4)	$90,101	$82,413	$78,011	9.3	5.6
AXA	62,999	55,135	53,745	14.3	2.6
Non-affiliated(4)	359,814	342,596	347,312	5.0	(1.4)
Total	$512,914	$480,144	$479,068	6.8	0.2
________________________________________________________________________________________________________________________
(1)Includes index and enhanced index services.
(2)Fixed Income Servicing includes advisory-related services fees that are not based on AUM, including derivative transaction fees, capital purchase program-related advisory services and other fixed income advisory services.
(3)Includes certain multi-asset solutions and services not included in equity or fixed income services.
(4)Amounts in 2019 and 2018 have been reclassified to conform to the current period's presentation.

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

The mutual funds we sub-advise for EQH and its subsidiaries constitute our largest retail client. EQH and its subsidiaries accounted for approximately 14%, 14% and 16% of our retail AUM as of December 31, 2020, 2019 and 2018, respectively, and approximately 1%, 2% and 2% of our retail net revenues for the years ended December 31, 2020, 2019 and 2018, respectively. Also, AXA and its subsidiaries accounted for approximately 2%, 2% and 3% of our retail AUM as of December 31, 2020, 2019 and 2018, respectively, and approximately 1%, 1% and 2% of our retail net revenues for the years ended December 31, 2020, 2019 and 2018, respectively.

HSBC was responsible for approximately 6%, 14% and 7% of our open-end mutual fund sales in 2020, 2019 and 2018, respectively. HSBC is not under any obligation to sell a specific amount of AB Fund shares and is not our affiliate.

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

As of December 31, 2020, retail U.S. Fund AUM were approximately $62 billion, or 23% of retail AUM, as compared to $55 billion, or 23%, as of December 31, 2019, and $43 billion, or 24%, as of December 31, 2018. Non-U.S. Fund AUM, as of December 31, 2020, totaled $110 billion, or 41% of retail AUM, as compared to $103 billion, or 43%, as of December 31, 2019, and $71 billion, or 39%, as of December 31, 2018.

Our Retail Services represented approximately 39%, 39% and 35% of our AUM as of December 31, 2020, 2019 and 2018, respectively, and the fees we earned from providing these services represented approximately 49%, 46% and 44% of our net revenues for the years ended December 31, 2020, 2019 and 2018, respectively. Our AUM and revenues are as follows:

Retail Services Assets Under Management
(by Investment Service)

	December 31,			% Change
	2020	2019	2018	2020-19	2019-18
	(in millions)
Equity Actively Managed:
U.S.	$79,569	$57,125	$41,450	39.3%	37.8%
Global & Non-US	27,297	24,497	19,475	11.4	25.8
Total	106,866	81,622	60,925	30.9	34.0
Equity Passively Managed(1):
U.S.	28,937	27,153	22,658	6.6	19.8
Global & Non-US	7,058	7,530	6,697	(6.3)	12.4
Total	35,995	34,683	29,355	3.8	18.2
Total Equity	142,861	116,305	90,280	22.8	28.8
Fixed Income Taxable:
U.S.	8,510	9,093	7,029	(6.4)	29.4
Global & Non-US	76,144	79,315	53,413	(4.0)	48.5
Total	84,654	88,408	60,442	(4.2)	46.3
Fixed Income Tax-Exempt:
U.S.	23,167	20,706	16,403	11.9	26.2
Global & Non-US	35	44	42	(20.5)	4.8
Total	23,202	20,750	16,445	11.8	26.2
Fixed Income Passively Managed(1):
U.S.	4,460	5,031	4,965	(11.3)	1.3
Global & Non-US	3,771	3,794	3,964	(0.6)	(4.3)
Total	8,231	8,825	8,929	(6.7)	(1.2)
Total Fixed Income	116,087	117,983	85,816	(1.6)	37.5
Alternatives/Multi-Asset Solutions(2):
U.S.	3,071	2,470	2,476	24.3	(0.2)
Global & Non-US	3,321	2,408	2,197	37.9	9.6
Total Alternatives/Multi-Asset Solutions	6,392	4,878	4,673	31.0	4.4
Total:
U.S.	147,714	121,578	94,981	21.5	28.0
Global & Non-US	117,626	117,588	85,788	—	37.1
Total	$265,340	$239,166	$180,769	10.9	32.3
Affiliated - EQH	$36,765	$34,448	$29,206	6.7	17.9
AXA	6,150	5,680	5,471	8.3	3.8
Non-affiliated	222,425	199,038	146,092	11.8	36.2
Total	$265,340	$239,166	$180,769	10.9	32.3
________________________________________________________________________________________________________________________
(1)Includes index and enhanced index services.
(2)Includes certain multi-asset solutions and services not included in equity or fixed income services.

Revenues from Retail Services
(by Investment Service)

	Years Ended December 31,			% Change
	2020	2019	2018	2020-19	2019-18
	(in thousands)
Equity Actively Managed:
U.S.	$346,538	$283,461	$235,611	22.3%	20.3%
Global & Non-US	162,435	153,156	149,995	6.1	2.1
Total	508,973	436,617	385,606	16.6	13.2
Equity Passively Managed(1):
U.S.	9,004	9,179	8,901	(1.9)	3.1
Global & Non-US	5,343	6,994	7,861	(23.6)	(11.0)
Total	14,347	16,173	16,762	(11.3)	(3.5)
Total Equity	523,320	452,790	402,368	15.6	12.5
Fixed Income Taxable:
U.S.	25,127	26,963	25,194	(6.8)	7.0
Global & Non-US	509,037	479,886	438,048	6.1	9.6
Total	534,164	506,849	463,242	5.4	9.4
Fixed Income Tax-Exempt:
U.S.	70,661	65,375	58,824	8.1	11.1
Global & Non-US	73	99	132	(26.3)	(25.0)
Total	70,734	65,474	58,956	8.0	11.1
Fixed Income Passively Managed(1):
U.S.	6,037	5,972	6,086	1.1	(1.9)
Global & Non-US	6,192	6,133	6,809	1.0	(9.9)
Total	12,229	12,105	12,895	1.0	(6.1)
Total Fixed Income	617,127	584,428	535,093	5.6	9.2
Alternatives/Multi-Asset Solutions(2):
U.S.	57,069	51,958	63,232	9.8	(17.8)
Global & Non-US	12,723	8,946	8,575	42.2	4.3
Total Alternatives/Multi-Asset Solutions	69,792	60,904	71,807	14.6	(15.2)
Total Investment Advisory and Services Fees:
U.S.	514,436	442,908	397,848	16.1	11.3
Global & Non-US	695,803	655,214	611,420	6.2	7.2
Consolidated company-sponsored investment funds	733	883	1,047	(17.0)	(15.7)
Total	1,210,972	1,099,005	1,010,315	10.2	8.8
Distribution Revenues	522,056	447,050	411,996	16.8	8.5
Shareholder Servicing Fees	78,920	73,777	72,134	7.0	2.3
Total	$1,811,948	$1,619,832	$1,494,445	11.9	8.4
Affiliated - EQH	$27,130	$27,737	$27,814	(2.2)	(0.3)
AXA	23,762	23,293	24,946	2.0	(6.6)
Non-affiliated	1,761,056	1,568,802	1,441,685	12.3	8.8
Total	$1,811,948	$1,619,832	$1,494,445	11.9	8.4
________________________________________________________________________________________________________________________
(1)Includes index and enhanced index services.
(2)Includes certain multi-asset solutions and services not included in equity or fixed income services.

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

Our Private Wealth Services represented approximately 15%, 16% and 17% of our AUM as of December 31, 2020, 2019 and 2018, respectively. The fees we earned from providing these services represented approximately 24%, 26% and 26% of our net revenues for 2020, 2019 and 2018, respectively. Our AUM and revenues are as follows:

Private Wealth Services Assets Under Management
(by Investment Service)

	December 31,			% Change
	2020	2019	2018	2020-19	2019-18
	(in millions)
Equity Actively Managed:
U.S.	$28,135	$26,840	$22,504	4.8%	19.3%
Global & Non-US	22,719	24,094	19,809	(5.7)	21.6
Total	50,854	50,934	42,313	(0.2)	20.4
Equity Passively Managed(1):
U.S.	641	142	113	n/m	25.7
Global & Non-US	25	32	42	(21.9)	(23.8)
Total	666	174	155	n/m	12.3
Total Equity	51,520	51,108	42,468	0.8	20.3
Fixed Income Taxable:
U.S.	9,293	7,583	7,022	22.6	8.0
Global & Non-US	5,222	4,587	4,154	13.8	10.4
Total	14,515	12,170	11,176	19.3	8.9
Fixed Income Tax-Exempt:
U.S.	25,749	25,102	24,129	2.6	4.0
Global & Non-US	15	15	15	—	—
Total	25,764	25,117	24,144	2.6	4.0
Fixed Income Passively Managed(1):
U.S.	—	—	11	—	(100.0)
Global & Non-US	195	372	404	(47.6)	(7.9)
Total	195	372	415	(47.6)	(10.4)
Total Fixed Income	40,474	37,659	35,735	7.5	5.4
Alternatives/Multi-Asset Solutions(2):
U.S.	5,927	6,808	5,762	(12.9)	18.2
Global & Non-US	7,064	5,484	5,340	28.8	2.7
Total Alternatives/Multi-Asset Solutions	12,991	12,292	11,102	5.7	10.7
Total:
U.S.	69,745	66,475	59,541	4.9	11.6
Global & Non-US	35,240	34,584	29,764	1.9	16.2
Total	$104,985	$101,059	$89,305	3.9	13.2
________________________________________________________________________________________________________________________
(1)Includes index and enhanced index services.
(2)Includes certain multi-asset solutions and services not included in equity or fixed income services.

Revenues from Private Wealth Services
(by Investment Service)

	Years Ended December 31,			% Change
	2020	2019	2018	2020-19	2019-18
	(in thousands)
Equity Actively Managed:
U.S.	$262,885	$267,671	$274,320	(1.8)%	(2.4)%
Global & Non-US(3)	225,014	243,240	240,332	(7.5)	1.2
Total	487,899	510,911	514,652	(4.5)	(0.7)
Equity Passively Managed(1):
U.S.	1,053	144	117	n/m	23.1
Global & Non-US	60	190	254	(68.4)	(25.2)
Total	1,113	334	371	n/m	(10.0)
Total Equity	489,012	511,245	515,023	(4.3)	(0.7)
Fixed Income Taxable:
U.S.	36,789	34,546	33,034	6.5	4.6
Global & Non-US	34,786	29,418	28,358	18.2	3.7
Total	71,575	63,964	61,392	11.9	4.2
Fixed Income Tax-Exempt:
U.S.	123,871	122,350	118,811	1.2	3.0
Global & Non-US	81	97	109	(16.5)	(11.0)
Total	123,952	122,447	118,920	1.2	3.0
Fixed Income Passively Managed(1):
U.S.	6	13	156	(53.8)	(91.7)
Global & Non-US(3)	2,885	4,462	5,312	(35.3)	(16.0)
Total	2,891	4,475	5,468	(35.4)	(18.2)
Total Fixed Income	198,418	190,886	185,780	3.9	2.7
Alternatives/Multi-Asset Solutions(2):
U.S.	109,169	123,216	122,686	(11.4)	0.4
Global & Non-US(3)	76,065	68,728	51,839	10.7	32.6
Total Alternatives/Multi-Asset Solutions	185,234	191,944	174,525	(3.5)	10.0
Total Investment Advisory and Services Fees:
U.S.	533,773	547,940	549,124	(2.6)	(0.2)
Global & Non-US	338,891	346,135	326,204	(2.1)	6.1
Consolidated company-sponsored investment funds	—	—	(1,214)	—	100.0
Total	872,664	894,075	874,114	(2.4)	2.3
Distribution Revenues	7,137	7,289	5,809	(2.1)	25.5
Shareholder Servicing Fees	2,871	3,141	3,311	(8.6)	(5.1)
Total	$882,672	$904,505	$883,234	(2.4)	2.4
________________________________________________________________________________________________________________________
(1)Includes index and enhanced index services.
(2)Includes certain multi-asset solutions and services not included in equity or fixed income services.
(3)Amounts in 2019 have been reclassified to conform to the current period's presentation.

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

We earn revenues for providing investment research to, and executing brokerage transactions for, institutional clients. These clients compensate us principally by directing us to execute brokerage transactions on their behalf, for which we earn commissions, and to a lesser but increasing extent, by paying us directly for research through commission sharing agreements or cash payments. Bernstein Research Services accounted for approximately 12%, 12% and 13% of our net revenues as of December 31, 2020, 2019 and 2018, respectively.

For information regarding trends in fee rates charged for brokerage transactions, see “Risk Factors” in Item 1A.

Our Bernstein Research Services revenues are as follows:

Revenues from Bernstein Research Services

	Years Ended December 31,			% Change
	2020	2019	2018	2020-19	2019-18
	(in thousands)
Bernstein Research Services	$459,744	$407,911	$439,432	12.7%	(7.2)%
Custody

Our U.S. based broker-dealer subsidiary acts as custodian for the majority of our Private Wealth Management AUM and some of our Institutional AUM. Other custodian arrangements, directed by clients, include banks, trust companies, brokerage firms and other financial institutions.

Human Capital Management

As a leading global investment-management and research firm, we bring together a wide range of insights, expertise and innovations to advance the interests of our clients around the world. The intellectual capital of our employees is collectively the most important asset of our firm, so the long-term sustainability of our firm is heavily dependent on our people. We are constantly focused on:
•fostering an inclusive culture by incorporating diversity and inclusion in all levels of our business;
•encouraging innovation;
•developing, retaining and recruiting high-quality talent; and
•aligning employees’ incentives and risk taking with those of the firm.

As a result, we have a strong firm culture that helps us maximize performance and drive excellence. Further, our firm’s role as a fiduciary is embedded in our culture. As a fiduciary, our firm’s primary objective is to help our clients reach their financial goals.

Also, our Board of Directors and committees of the Board, particularly our Compensation and Workplace Practices Committee, provide oversight into various human capital matters, including emerging human capital management risks and strategies to mitigate our exposure to those risks. Furthermore, our Board and Board committees evaluate the overall effectiveness of our social responsibility policies, goals and programs and recommend changes to management as necessary. These collaborative efforts contribute to the overall framework that guides how AB attracts, retains and develops a workforce that supports our values and strategic initiatives.

Talent Acquisition
AB seeks to achieve excellence in business and investment performance by recruiting and hiring a workforce with diversity of thought, backgrounds and experiences. We believe that diverse and inclusive teams generate better ideas and reach more balanced decisions. We seek to leverage the unique backgrounds of our employees to meet the needs of a broad range of clients and engage with the communities in which we operate. We engage several external organizations to assist in attracting and recruiting top talent at all levels, with a particular focus on attracting diverse talent. We have a sizable group of internal human capital associates focused on recruiting, and we have implemented various human capital initiatives to develop and provide for a balanced workforce. Additionally, we offer internship programs for students to work in positions across functional areas of the firm; an important part of our college recruitment strategy is to convert a high percentage of our interns into full-time employees.

Employee Engagement
We believe a workforce is most productive, effective and highly engaged when they feel connected to our business and culture. We seek to provide diverse work experiences, professional development opportunities, competitive compensation and benefits, an inclusive and diverse culture and social engagement projects to keep our employees motivated, connected to our firm and engaged throughout their careers. We strive to create a culture of intellectual curiosity and collaboration, creating an environment where our employees can thrive and do their best work. We foster growth and advancement through different training avenues to develop skill sets, create opportunities for networking, both internally and externally, and we encourage internal mobility as a part of our employees' career trajectory. It is important that our employees are not only connected to our business but also to the communities in which we operate. As such, AB offers many opportunities for our employees to volunteer in the communities in which we serve including our firm-wide philanthropic initiative, AB Gives Back. Other initiatives in support of these objectives include a five-year refresh award for employees that mark a five-year anniversary are eligible to receive two additional weeks off. In addition, we utilize AB Voice, a periodic survey designed to measure employee satisfaction and engagement, allowing us to identify and address performance gaps.

Diversity and Inclusion
As noted previously, we believe that diverse and inclusive teams generate better ideas and best serve the needs of our clients. As such, we strive to cultivate a dynamic, diverse and inclusive workplace where employees feel challenged and valued for their contributions. We offer leadership development programs that cater to the needs of various groups, including an African American Leadership program, an Asian Leadership program, a Women's leadership program and a variety of Employee Resource Groups ("ERGs"). These ERG programs, which are central to our diversity and inclusion efforts, share a common purpose, interest and backgrounds and accelerate the advancement of our employees from traditionally underrepresented groups. Our ERG groups are spread across seven categories, including AB Asians, Black ERG, Family Matters, AB Veterans, AB Out (LGBTQ), Synergy (Women) and Adelante (Latinx). These groups serve as a source of inclusion, and they help to support our acquisition of diverse talent. Our senior leadership is committed to our diversity and inclusion efforts and is active in a variety of coalitions pledging to advance diversity and inclusion. Additionally, the Firm has implemented several measures to help ensure accountability for contributing to our diversity and inclusion initiatives. For instance, our senior business leaders have diversity and inclusion objectives embedded in their annual performance goals.

Compensation and Benefits
We have demonstrated a history of investing in our workforce by offering competitive compensation. We utilize a variety of compensation elements, including base salaries, annual short-term compensation awards (i.e., cash bonuses) and, for those of our employees who earn more than $200,000 annually, a long-term compensation award program. Long-term incentive compensation awards generally are denominated in restricted AB Holding Units. We utilize this structure to foster a stronger sense of ownership and align the interests of our employees directly with the interests of our Unitholders and indirectly with the interests of our clients, as strong performance for our clients generally contributes directly to increases in assets under management and improved financial performance for the firm. Furthermore, we offer health and welfare, 401(k) profit-sharing and other benefits programs to all eligible employees. In the U.S. (and elsewhere, although benefits may differ by jurisdiction):
•We provide employee wages that are competitive and consistent with employee positions, skill levels, experience, knowledge and geographic location;
•We engage nationally recognized outside compensation and benefits consulting firms to independently evaluate the effectiveness of our executive compensation and benefit programs, as well as consulting services relating to the amount and form of compensation paid to employees other than executives, and to provide benchmarking against our peers;
•We provide merit-based and performance-based annual increases and incentive compensation, which are communicated to employees at the time of hiring and documented through our talent management process as part of our annual review procedures and upon internal transfer and/or promotion; and
•The firm makes benefits available to all eligible employees, including, health insurance, paid and unpaid leaves, a retirement plan and life and disability/accident coverage. We also offer a variety of voluntary benefits that allow employees to select the options that meet their needs, including flexible time-off, telemedicine, paid parental leave, adoption assistance, prescription savings solutions, Veterans' Health Administration coverage in U.S. medical plans, a personalized wellness program and a financial wellness program.

Health and Safety
The health and safety of our employees is our highest priority and is evident in our response to the COVID-19 pandemic around the globe. At the initial onset of COVID-19 during the first quarter of 2020, we quickly responded in the various jurisdictions where we operate, including the U.S., EMEA (including the U.K., Luxembourg, France and other jurisdictions), Hong Kong, Shanghai, Singapore and Taiwan. We implemented business continuity measures, including travel restrictions and a work-from-home requirement for almost all personnel (other than a relatively small number of employees whose physical presence in our offices was considered critical), which has remained in place (except in our Asia offices, most of which have reopened), to ensure operating continuity for all critical functions. We also instituted a confidential notification process for any employee who tests positive for COVID-19 or has been exposed to someone else who has tested positive. As the COVID-19 crisis has continued to evolve since the lockdown in the first quarter, certain key functions of the business, such as Risk Management, Business Continuity, Finance and Human Capital, have maintained constant communication and monitored the evolution of the pandemic to keep our employees safe and advised of key developments. Additionally, we continue to monitor communications from the World Health Organization and the U.S. Centers for Disease Control and Prevention to ensure we have current information. We have also instituted various other protocols in response to the COVID-19 pandemic, such as increased cleaning protocols, modifying workspaces to allow for social distancing and requiring masks to be worn in all office locations when social distancing cannot be maintained.

Employees
As of December 31, 2020, our firm had 3,929 full-time employees, representing a 3.1% increase compared to the end of 2019.

As of December 31, 2020, our employees reflected the following by gender and region:

Region:	Female	% Female	Male	% Male	Grand Total	% of Total
Americas	1,084	37%	1,871	63%	2,955	75%
Asia ex Japan	210	52%	197	48%	407	10%
EMEA	175	36%	307	64%	482	12%
Japan	41	48%	44	52%	85	2%
Grand Total	1,510	38%	2,419	62%	3,929	100%

In connection with our establishing 1,250 roles in Nashville, Tennessee, we have relocated many of our employees from our New York City and White Plains, New York, locations. Employees whose roles are in-scope for the move, but who are not relocating, will receive a separation package. We expect layoffs to continue on a rolling basis until all in-scope roles are filled in Nashville.

Information about our Executive Officers
Please refer to "Item 10. Directors, Executive Officers and Corporate Governance" below for information relating to our firm's executive officers.
Service Marks

We have registered a number of service marks with the U.S. Patent and Trademark Office and various foreign trademark offices, including the mark “AllianceBernstein.”  The logo set forth below is a service mark of AB:

In 2015, we established a new brand identity by prominently incorporating “AB” into our brand architecture, while maintaining the legal names of our corporate entities. With this and other related refinements, our company, and our Institutional and Retail businesses, are referred to as “AllianceBernstein (AB)” or simply “AB.” Private Wealth Management and Bernstein Research Services are referred to as “AB Bernstein.” Also, we adopted the logo service mark described above.

In connection with the Bernstein Transaction, we acquired all of the rights in, and title to, the Bernstein service marks, including the mark “Bernstein.”

In connection with an acquisition we completed in 2013, we acquired all of the rights in, and title to, the W.P. Stewart & Co. service marks, including the logo “WPSTEWART.”

Service marks are generally valid and may be renewed indefinitely, as long as they are in use and/or their registrations are properly maintained.

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

AB, AB Holding, the General Partner and five of our subsidiaries (Sanford C. Bernstein & Co., LLC (“SCB LLC”), AB Broadly Syndicated Loan Manager LLC, AB Custom Alternative Solutions LLC, AB Private Credit Investors LLC and W.P. Stewart Asset Management LLC) are registered with the SEC as investment advisers under the Investment Advisers Act. Additionally, AB Holding is an NYSE-listed company and, accordingly, is subject to applicable regulations promulgated by the NYSE. Also, AB, SCB LLC and AB Custom Alternative Solutions LLC are registered with the Commodity Futures Trading Commission (“CFTC”) as commodity pool operators and commodity trading advisers; SCB LLC also is registered with the CFTC as a commodities introducing broker.

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

As of December 31, 2020, the condensed ownership structure of AB is as follows (for a more complete description of our ownership structure, see “Principal Security Holders” in Item 12):

The General Partner owns 100,000 general partnership units in AB Holding and a 1% general partnership interest in AB. Including these general partnership interests, EQH, directly and through certain of its subsidiaries (see “Principal Security Holders” in Item 12), had an approximate 64.8% economic interest in AB as of December 31, 2020.

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

Business-related Risks, including risks relating to COVID-19

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

We derive most of our revenues from investment advisory and services fees, which typically are calculated as a percentage of the value of AUM as of a specified date, or as a percentage of the value of average AUM for the applicable billing period, and vary with the type of investment service, the size of the account and the total amount of assets we manage for a particular client. The value and composition of our AUM can be adversely affected by several factors, including:

•Market Factors. The dramatic securities market declines experienced during March 2020, which resulted from the global effects of COVID-19, caused a significant reduction in our AUM. Markets and AUM levels have since recovered to new highs following unprecedented, coordinated monetary and fiscal policy support and, more recently, the approval of vaccines to help remedy the global pandemic. However, we recognize that, due to continued uncertainty associated with these circumstances, markets may remain volatile and, accordingly, there remains risk of a significant reduction in our revenues and net income in future periods, particularly if the negative effects on the global economy from COVID accelerate.
Global economies and financial markets are increasingly interconnected, which increases the probability that conditions in one country or region might adversely impact a different country or region. Conditions affecting the general economy, including political, social or economic instability at the local, regional or global level, such as the civil unrest centered around racial inequity experienced across the U.S. during the second, third and fourth quarters of 2020, and the riot experienced in Washington D.C. in January 2021 surrounding the transition to a new Presidential administration, may also affect the market value of our AUM. Health crises, such as the COVID-19 pandemic, as well as other incidents that interrupt the expected course of events, such as natural disasters, war or civil disturbance, acts of terrorism (whether foreign or domestic), power outages and other unforeseeable and external events, and the public response to or fear of such diseases or events, have had and may in the future have a significant adverse effect on financial markets and our AUM, revenues and net income. Furthermore, the preventative and protective health-related actions, such as business activity suspensions and population lock-downs, that governments have taken, and may continue to take, in response to COVID-19 have resulted, and may continue to result, in periods of business interruption, inability to obtain raw materials, supplies and component parts, and reduced or disrupted operations. These circumstances have caused, and may continue to cause, significant economic disruption and high levels of unemployment, which will adversely affect the financial condition and results of operations of many of the companies in which we invest, and likely reduce the market value of their securities and thus our AUM and revenues. Furthermore, the significant market volatility and uncertainty, and reductions in the availability of margin financing, we experienced during the first quarter of 2020 severely limited the liquidity of certain asset backed and other securities, making it at times impossible to sell these securities at prices reflecting their true economic value. While liquidity conditions have improved considerably since the first quarter following the stimulus programs announced by the U.S. Federal Reserve and U.S. Treasury, we recognize the possibility that conditions could deteriorate in the future. Lack of liquidity makes it more difficult for our funds to meet redemption requests. If liquidity were to worsen, this may have a significant adverse effect on our AUM, revenues and net income in the future.
•Client Preferences. Generally, our clients may withdraw their assets at any time and on short notice. Also, changing market dynamics and investment trends, particularly with respect to sponsors of defined benefit plans choosing to invest in less risky investments and the ongoing shift to lower-fee passive services described below, may continue to reduce interest in some of the investment products we offer, and/or clients and prospects may continue to seek investment products that we may not currently offer. Loss of, or decreases in, AUM reduces our investment advisory and services fees and revenues.
•Our Investment Performance.  Our ability to achieve investment returns for clients that meet or exceed investment returns for comparable asset classes and competing investment services is a key consideration when clients decide to keep their assets with us or invest additional assets, and when a prospective client is deciding whether to invest with

us. Poor investment performance, both in absolute terms and/or relative to peers and stated benchmarks, may result in clients withdrawing assets and prospective clients choosing to invest with competitors.
•Investing Trends. Our fee rates can vary significantly among the various investment products and services we offer to our clients (see “Net Revenues” in Item 7 for additional information regarding our fee rates); our fee realization rate fluctuates as clients shift assets between accounts or products with different fee structures.
•Service Changes. We may be required to reduce our fee levels, restructure the fees we charge and/or adjust the services we offer to our clients because of, among other things, regulatory initiatives (whether industry-wide or specifically targeted), changing technology in the asset management business (including algorithmic strategies and emerging financial technology), court decisions and competitive considerations. A reduction in fee levels would reduce our revenues.
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

Our competitive environment has become increasingly difficult over the past decade, as active managers, which invest based on individual security selection, have, on average, consistently underperformed passive services, which invest based on market indices. Active performance relative to benchmarks in the first half of 2020 remained mixed, with 51% of active managers outperforming their passive benchmarks for the six months ended June 30, 2020 (latest data available). Non-U.S. stock active funds fared better with 60% outperforming benchmarks, while 48% of U.S. stock active funds outperformed and just 40% of active bond funds outperformed their benchmarks. Also, results varied among growth, value and core managers.
Demand for passive strategies persisted, and while active equity managers continued to struggle to attract new assets, flows to active fixed income managers remained positive. In the U.S., total industry-wide active mutual fund outflows of $196 billion in 2020 increased from net outflows of $12 billion in 2019. Active equity U.S. mutual fund outflows of $338 billion in 2020 increased by 23% year-over-year. Active fixed income U.S. mutual funds showed continued strength with inflows of $246 billion in 2020, though they decreased 9% from $271 billion in 2019. Fixed income active flows were positive in each quarter in 2020 following the sell-off in March 2020. Total industry-wide passive mutual fund inflows of $361 billion declined by 20% from last year's inflows of $450 billion. In this environment, organic growth through positive net inflows is difficult to achieve for active managers, such as AB, and requires taking market share from other active managers.
The significant shift from active services to passive services adversely affects Bernstein Research Services revenues as well. While global market trading volumes increased in 2020 due to higher market volatility, predominantly relating to COVID, the broader trend in recent years has been declines, which we would expect to continue, fueled by persistent active equity outflows and passive equity inflows. As a result, portfolio turnover has declined and investors hold fewer shares that are actively traded by managers.
Our reputation could suffer if we are unable to deliver consistent, competitive investment performance.

Our business is based on the trust and confidence of our clients. Damage to our reputation, resulting from poor or inconsistent investment performance, among other factors, can reduce substantially our AUM and impair our ability to maintain or grow our business.

EQH and its subsidiaries, and to a lesser extent AXA and its subsidiaries, provide a significant amount of our AUM and fund a significant portion of our seed investments, and if our agreements with them terminate or they withdraw capital support, whether as a result of EQH's public offerings since 2018 or another factor, it could have a material adverse effect on our business, results of operations and/or financial condition.
EQH (our parent company) and its subsidiaries is our largest client. Our EQH affiliates represented approximately 19%, of our AUM as of December 31, 2020, and we earned approximately 3% of our net revenues from services we provided to them in 2020. Also, AXA and its subsidiaries represented approximately 3% of our AUM as of December 31, 2020, and we earned approximately 2% of our net revenues from services we provided to them in 2020. Our related investment management agreements are terminable at any time or on short notice by either party, and neither EQH nor AXA is under any obligation to maintain any level of AUM with us. A material adverse effect on our business, results of operations and/or financial condition could result if EQH were to terminate its investment management agreements with us.

During the second quarter of 2018, AXA completed the sale of a minority stake in EQH through an initial public offering ("IPO"). Since then, AXA has completed additional offerings and taken other steps, most recently during the fourth quarter of 2019. As a result, AXA owned less than 10% of the outstanding common stock of EQH as of December 31, 2020.

While we cannot at this time predict the full impact on AB of this transaction, such impact has included a reduction in the support AXA provided to AB in the past with respect to AB's investment management business, resulting in a modest decrease in our revenues and ability to initiate new investment services. Also, AB relies on AXA, including its subsidiary, AXA Business Services, for several significant services, and AB has benefited from its affiliation with AXA in certain common vendor relationships. Some of these arrangements have changed, and others are expected to change, with immaterial financial implications for AB.

Our business is dependent on investment advisory agreements with clients, and selling and distribution agreements with various financial intermediaries and consultants, which generally are subject to termination or non-renewal on short notice.

We derive most of our revenues pursuant to written investment management agreements (or other arrangements) with institutional investors, mutual funds and private wealth clients, and selling and distribution agreements with financial intermediaries that distribute AB Funds. Generally, the investment management agreements (and other arrangements), including our agreements with EQH and its subsidiaries, are terminable at any time or upon relatively short notice by either party. The investment management agreements pursuant to which we manage the U.S. Funds must be renewed and approved by the Funds’ boards of directors annually. A significant majority of the directors are independent. Consequently, there can be no assurance that the board of directors of each fund will approve the fund’s investment management agreement each year, or will not condition its approval on revised terms that may be adverse to us. In addition, investors in AB Funds can redeem their investments without notice. Any termination of, or failure to renew, a significant number of these agreements, or a significant increase in redemption rates, could have a material adverse effect on our results of operations and business prospects.

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

We are eligible to earn performance-based fees on 6.0%, 8.5% and 0.8% of the assets we manage for institutional clients, private wealth clients and retail clients, respectively (in total, 4.4% of our AUM). If the percentage of our AUM subject to performance-based fees increases, seasonality and volatility of revenue and earnings are likely to become more significant. Our performance-based fees were $132.6 million, $99.6 million and $118.1 million in 2020, 2019 and 2018, respectively.

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

As part of our business strategy, we consider potential strategic transactions, including acquisitions, dispositions, mergers, consolidations, joint venture partnerships and similar transactions, some of which may be material. These transactions, if undertaken, may involve various risks and present financial, managerial and operational challenges, including:.

•adverse effects on our earnings if acquired intangible assets or goodwill become impaired;
•existence of unknown liabilities or contingencies that arise after closing;
•potential disputes with counterparties; and
•the possible need for us to increase our firm's leverage or, if we fund the purchase price of a transaction with AB Units or AB Holding Units, likely dilution to our existing unitholders.

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
It is critical that we ensure the continuity and effectiveness of our information and cyber security infrastructure, policies, procedures and capabilities to protect our computer and telecommunications systems and the data that reside on or are transmitted through them and contracted third-party systems. Although we take protective measures, including measures to effectively secure information through system security technology, our technology systems may still be vulnerable to unauthorized access, supply chain attacks, computer viruses or other events that have a security impact, such as an external attack by one or more cyber criminals (including phishing attacks attempting to obtain confidential information and ransomware attacks attempting to block access to a computer system until a sum of money is paid), which could materially harm our operations and reputation. Additionally, while we take precautions to password protect and encrypt our laptops and sensitive information on our other mobile electronic devices, if such devices are stolen, misplaced or left unattended, they may become vulnerable to hacking or other unauthorized use, creating a possible security risk and resulting in potentially costly actions by us.
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
Unpredictable events, including climate change, outbreak of infectious disease, natural disaster, dangerous weather conditions, technology failure, terrorist attack and political unrest, may adversely affect our ability to conduct business.

War, terrorist attack, political unrest, power failure, climate change, natural disaster and rapid spread of infectious disease (such as the ongoing COVID-19 pandemic) could interrupt our operations by:

•causing disruptions in global economic conditions, thereby decreasing investor confidence and making investment products generally less attractive;
•inflicting loss of life;
•triggering large-scale technology failures or delays;
•breaching our information and cyber security infrastructure; and
•requiring substantial capital expenditures and operating expenses to remediate damage and restore operations.
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

Both Moody’s Investors Service, Inc. and Standard & Poor's Rating Service affirmed AB’s long-term and short-term credit ratings and indicated a stable outlook in 2020. Future changes in our credit ratings are possible and any downgrade to our ratings is likely to increase our borrowing costs and limit our access to the capital markets. If this occurs, we may be forced to incur unanticipated costs or revise our strategic plans, which could have a material adverse effect on our financial condition, results of operations and business prospects.

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

For example, in 2015 the Financial Supervisory Commission in Taiwan (the “FSC”) implemented new limits on the degree to which local investors can own an offshore investment product.  While certain exemptions have been available to us, should we not continue to qualify, the FSC’s rules could force some of our local resident investors to redeem their investments in our funds sold in Taiwan (and/or prevent further sales of those funds in Taiwan), some of which funds have local ownership levels substantially above the FSC limits. This could lead to significant declines in our investment advisory and services fees and revenues earned from these funds.

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

Also, while MiFID II is not applicable to firms operating outside of Europe, competitive and client pressures increasingly may force buy-side firms operating outside of Europe to pay for research from their own resources instead of through bundled trading commissions. To the extent that occurs, we expect that research budgets from those clients will decrease further, which could result in an additional significant decline in our sell-side revenues. Additionally, these competitive and client pressures may result in our buy-side operation paying for research out of our own resources instead of through bundled trading commissions, which could increase our firm's expenses and decrease our operating income.

Additionally, in July 2017 the Chief Executive of the U.K. Financial Conduct Authority (the “FCA”), which regulates the London Interbank Offered Rate, or “LIBOR,” as a “benchmark” or “reference rate” for various interest rate calculations, announced that the FCA will no longer persuade or compel banks to submit rates for the calculation of the LIBOR benchmark after 2021. In November 2020, the ICE Benchmark Administration Limited announced a plan to extend the date as of which most U.S. LIBOR values would cease being computed from December 31, 2021 to June 30, 2023. Although financial regulators and industry working groups have suggested alternative reference rates, global consensus on alternative rates is lacking and the process for amending existing contracts or instruments to transition away from LIBOR remains unclear. The elimination of LIBOR or changes to other reference rates or any other changes or reforms to the determination or supervision of reference rates may adversely affect the amount of interest payable or interest receivable on certain of our firm's portfolio investments. These changes may also impact the market liquidity and market value of these portfolio investments. We are finalizing our global assessment of exposure in relation to funds utilizing LIBOR based instruments and benchmarks.  Further, we are prioritizing the mitigation of risks associated with the forecast changes to financial instruments and performance benchmarks referencing existing LIBOR rates, and concurrently any impact on AB portfolios and investment strategies.

Lastly, it also is uncertain how regulatory trends will further evolve, both in the U.S. and abroad. For example, following the Brexit referendum in June 2016, the U.K.'s departure from the European Union (the "EU") resulted in the U.K. leaving the EU Single Market on December 31, 2020. While the U.K. and the EU have agreed to a trade deal, which took effect on January 1, 2021, this deal does not include specific arrangements for financial services. Accordingly, since the start of 2021, our U.K.-based buy-side and sell-side subsidiaries have implemented alternative arrangements in EU jurisdictions (utilizing AB's EU-based subsidiaries) to ensure continued operations in the EU Single Market. These arrangements are subject to potential change due to ongoing negotiations between the U.K. and the EU on future regulatory cooperation, and it is difficult to ascertain how any such changes may impact the ability of our U.K.-based subsidiaries to provide services to EU-based clients in the future.

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

There is no public trading market for AB Units and we do not anticipate that a public trading market will develop. The AB Partnership Agreement restricts our ability to participate in a public trading market or anything substantially equivalent to one by providing that any transfer that may cause AB to be classified as a “publicly traded partnership” (“PTP”) as defined in

Section 7704 of the Internal Revenue Code of 1986, as amended (the “Code”), shall be deemed void and shall not be recognized by AB. In addition, AB Units are subject to significant restrictions on transfer, such as obtaining the written consent of EQH and the General Partner pursuant to the AB Partnership Agreement. Generally, neither EQH nor the General Partner will permit any transfer that it believes would create a risk that AB would be treated as a corporation for tax purposes. EQH and the General Partner have implemented a transfer program that requires a seller to locate a purchaser and imposes annual volume restrictions on transfers. You may request a copy of the transfer program from our Corporate Secretary (corporate_secretary@alliancebernstein.com). Also, we have filed the transfer program as Exhibit 10.07 to this Form 10-K.

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

For taxable years beginning after December 31, 2017, a "partnership representative" that we designate (a “Partnership Representative”) will have the sole authority to act on our behalf for purposes of, among other things, U.S. federal income tax audits and judicial review of administrative adjustments by the IRS. If we do not make such a designation, the IRS can select any person as the Partnership Representative. Any actions taken by us or by the Partnership Representative on our behalf with respect to, among other things, U.S. federal income tax audits and judicial review of administrative adjustments by the IRS, will be binding on us and our Unitholders.

In addition, for taxable years beginning after December 31, 2017, we may, but are not required to, make an election to require our Unitholders to take into account on their income tax returns an audit adjustment made to our income tax items, also known as a “push-out” election. Also, a partnership that is a partner of another partnership may elect to have its unitholders take an audit adjustment of the lower-tier partnership into account (i.e., the upper-tier partnership may push adjustments received from the lower-tier partnership through to the partners of the upper-tier partnership). The upper-tier partnership must timely complete the “push-out” of the adjustment in order for it to be effective. Such election must be made by the extended due date for the return for the adjustment year of the audited partnership, regardless of whether the audited partnership is required to file a return for the adjustment year or timely files a request for an extension for its return.  There are a number of requirements to make a “push-out” election and we may be unable or unwilling to comply with such requirements. If we do not make a “push-out” election, we would be required to pay any tax resulting from the adjustments to our income tax items, and the cash available for distribution to unitholders would be substantially reduced.

Non-U.S. unitholders may be subject to a 10% withholding tax on the sale of their AB Units or AB Holding Units, which could reduce the value of such Units.

Gain or loss from the sale or exchange of partnership units after November 27, 2017 by a non-U.S. unitholder are treated as effectively connected with a U.S. trade or business to the extent that the non-U.S. unitholder would have had effectively connected gain or loss on a hypothetical sale by the partnership of all of its assets at fair market value as of the date of the sale or exchange of the partnership units. The Tax Cuts and Jobs Act also imposed certain withholding requirements for the sale of partnership units by a non-U.S. unitholder and authorized the IRS to issue regulations to carry out the withholding rules in the case of publicly traded partnerships.  The requirement to withhold on amounts realized in connection with the sale, exchange or disposition of certain interests in a publicly traded partnership (including by brokers) is suspended under Notice 2018-08 for transfers that occur before January 1, 2022, and therefore no withholding will apply. On November 30, 2020, the IRS published final regulations (the "1446 Final Regulations") that address withholding tax and information reporting with respect to interests in publicly traded partnerships engaged in a U.S. trade or business. The 1446 Final Regulations end the suspension of withholding on the sale, exchange or disposition of certain interests in a publicly traded partnership, effective January 1, 2022, but place the primary responsibility for such withholding obligations for transfers effected through brokers on the broker, and not the publicly trade partnership. However, a publicly traded partnership may be liable for any under-withholding by a broker that relies on a qualified notice for which the publicly traded partnership failed to make a reasonable estimate of the amounts required for determining the applicability of the "ten percent exception." The "ten percent exception" applies if, either (1) the publicly traded partnership was not engaged in a U.S. trade or business during a specified period of time, or (2) upon a hypothetical sale of the publicly traded partnership's assets at fair market value, (i) the amount of net gain that would have been effectively connected with the conduct of a trade or business within the United States would be less than 10 percent of the total net gain, or (ii) no gain would have been effectively connected with the conduct of a trade or business in the United States.

We may be liable for any under-withholding by nominees on our Unitholder distributions after January 1, 2022.

Under the 1446 Final Regulations, for distributions made after January 1, 2022, a publicly traded partnership must post on its primary public website (and keep accessible for 10 years), and deliver to any registered holder that is a nominee, a qualified notice that states the amount of a distribution that is attributable to each type of income group specified in the 1446 Final Regulations. If the qualified notice is incorrect such that it causes a broker to under-withhold with respect to an amount in excess of cumulative net income, the publicly traded partnership is liable for any under-withholding on such amount.

Item 1B.    Unresolved Staff Comments
We have no unresolved comments from the staff of the SEC to report.

Item 2.    Properties

Our principal executive offices located at 1345 Avenue of the Americas, New York, New York are occupied pursuant to a lease expiring in 2024. At this location, we currently lease 999,963 square feet of space, within which we currently occupy approximately 512,284 square feet of space and have sub-let (or are seeking to sub-let) approximately 487,679 square feet of space.

In addition, we lease approximately 229,147 square feet of space at One North Lexington, White Plains, New York under a lease expiring in 2021. At this location, we currently do not occupy any space and have sub-let (or are seeking to sub-let) the full 229,147 square feet of space.

We entered into a 20-year lease agreement in New York, New York, at 66 Hudson Boulevard, for 190,000 square feet that is expected to commence in 2024. During the fourth quarter of 2020, we exercised an option whereby we were able to reduce our committed footprint by half a floor, reducing our square feet commitment from 190,000 square feet to approximately 166,000 square feet.

We entered into short-term leases for office space in Nashville, Tennessee during the construction of our new corporate headquarters at 501 Commerce Street, which we will vacate upon completion of 501 Commerce Street.

We entered into a 15-year lease agreement in Nashville, Tennessee, at 501 Commerce Street, for 218,976 square feet that commenced in the fourth quarter of 2020.

We also lease 50,792 square feet of space in San Antonio, Texas under a lease expiring April 30, 2029 with options to extend through 2039.

In addition, we lease less significant amounts of space in 23 other cities in the United States.

Our subsidiaries lease space in 30 cities outside the United States, the most significant of which are in London, England, under a lease expiring in 2022, and in Hong Kong, China, under a lease expiring in 2027. In London, we currently lease 65,488 square feet of space, within which we currently occupy approximately 54,746 square feet of space and have sub-let approximately 10,742 square feet of space. In Hong Kong, we currently lease and occupy 35,878 square feet of space.

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

On December 31, 2020, the closing price of an AB Holding Unit on the NYSE was $33.77 per Unit. On December 31, 2020, there were (i) 974 AB Holding Unitholders of record for approximately 81,000 beneficial owners, and (ii) 378 AB Unitholders of record (we do not believe there are substantial additional beneficial owners).

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not engage in any unregistered sales of our securities during the years ended December 31, 2020, 2019 and 2018.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Each quarter since the third quarter of 2011, AB has implemented plans to repurchase AB Holding Units pursuant to Rules 10b5-1 and 10b-18 under the Exchange Act. The plan adopted during the fourth quarter of 2020 expired at the close of business on February 10, 2021.  AB may adopt additional plans in the future to engage in open-market purchases of AB Holding Units to help fund anticipated obligations under the firm’s incentive compensation award program and for other corporate purposes. For additional information about Rule 10b5-1 plans, see “Units Outstanding” in Item 7.

AB Holding Units bought by us or one of our affiliates during the fourth quarter of 2020 are as follows:

Issuer Purchases of Equity Securities

Period	Total Number of AB Holding Units Purchased	Average Price Paid Per AB Holding Unit, net of Commissions	Total Number of AB Holding Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of AB Holding Units that May Yet Be Purchased Under the Plans or Programs
10/1/20-10/31/20(1)(2)	109,738	$27.95	—	—
11/1/20-11/30/20(1)(2)	490,480	30.97	—	—
12/1/20-12/31/20(1)(2)	2,343,310	32.58	—	—
Total	2,943,528	32.14	—	—
________________________________________________________________________________________________________________________
(1)During the fourth quarter of 2020, we purchased 2,221,913 AB Holding Units from employees to allow them to fulfill statutory withholding tax requirements at the time of distribution of long-term incentive compensation awards.
(2)During the fourth quarter of 2020, we purchased 721,615 AB Holding Units on the open market pursuant to a Rule 10b5-1 plan to help fund anticipated obligations under our incentive compensation award program.

AB Units bought by us or one of our affiliates during the fourth quarter of 2020 are as follows:

Issuer Purchases of Equity Securities

Period	Total Number of AB Units Purchased	Average Price Paid Per AB Unit, net of Commissions	Total Number of AB Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of AB Units that May Yet Be Purchased Under the Plans or Programs
10/1/20-10/31/20	—	—	—	—
11/1/20-11/30/20	—	—	—	—
12/1/20-12/31/20(1)	800	32.57	—	—
Total	800	$32.57	—	—
________________________________________________________________________________________________________________________
(1)During December 2020, we purchased 800 AB Units in a private transaction.

Item 6. Selected Financial Data
Selected Consolidated Financial Data

	Years Ended December 31,
	2020	2019	2018	2017	2016
	(in thousands, except per unit amounts and unless otherwise indicated)
INCOME STATEMENT DATA:
Revenues:
Investment advisory and services fees	$2,595,436	$2,472,044	$2,362,211	$2,201,305	$1,933,471
Bernstein research services	459,744	407,911	439,432	449,919	479,875
Distribution revenues	529,781	455,043	418,562	412,063	384,405
Dividend and interest income	50,923	104,421	98,226	71,162	46,939
Investment (losses) gains	(16,401)	38,659	2,653	92,102	93,353
Other revenues	104,703	97,559	98,676	97,135	99,859
Total revenues	3,724,186	3,575,637	3,419,760	3,323,686	3,037,902
Less: interest expense	15,650	57,205	52,399	25,165	9,123
Net revenues	3,708,536	3,518,432	3,367,361	3,298,521	3,028,779

Expenses:
Employee compensation and benefits:
Employee compensation and benefits	1,494,198	1,442,783	1,378,811	1,313,469	1,229,721
Promotion and servicing:
Distribution-related payments	569,283	487,965	427,186	411,467	363,603
Amortization of deferred sales commissions	27,355	15,029	21,343	31,886	41,066
Trade execution, marketing, T&E and other	189,787	219,860	222,630	213,275	216,542
General and administrative:
General and administrative	485,544	484,750	448,996	481,488	426,147
Real estate charges	5,526	3,324	7,160	36,669	17,704
Contingent payment arrangements	1,855	(510)	(2,219)	267	(20,245)
Interest on borrowings	6,180	13,035	10,359	8,194	4,765
Amortization of intangible assets	21,372	28,759	27,781	27,896	26,311
Total expenses	2,801,100	2,694,995	2,542,047	2,524,611	2,305,614
Operating income	907,436	823,437	825,314	773,910	723,165
Income taxes	45,653	41,754	45,816	53,110	28,319
Net income	861,783	781,683	779,498	720,800	694,846
Net (loss) income of consolidated entities attributable to non-controlling interests	(4,169)	29,641	21,910	58,397	21,488
Net income attributable to AB Unitholders	$865,952	$752,042	$757,588	$662,403	$673,358
Basic net income per AB Unit	$3.19	$2.78	$2.79	$2.46	$2.48
Diluted net income per AB Unit	$3.19	$2.78	$2.78	$2.45	$2.47
Operating margin(1)	24.6%	22.6%	23.9%	21.7%	23.2%
CASH DISTRIBUTIONS PER AB UNIT(2)	$3.20	$2.82	$2.96	$2.57	$2.15
BALANCE SHEET DATA AT PERIOD END:
Total assets	$9,697,840	$8,706,092	$8,789,098	$9,282,734	$8,741,158
Debt	$675,000	$560,000	$546,267	$565,745	$512,970
Total capital	$4,111,523	$4,017,101	$3,916,209	$4,063,304	$4,068,189
ASSETS UNDER MANAGEMENT AT PERIOD END (in millions)	$685,923	$622,915	$516,353	$554,491	$480,201

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
General Economic Conditions
During the first quarter of 2020, COVID-19 significantly impacted the global economy. The impact has been profound, has continued through the fourth quarter of 2020 and is likely to persist for months to come. While many businesses have re-opened, vaccinations have begun and leading economic indicators are showing signs of improvement, the overall extent and duration of COVID-19's impact on businesses and economic activity generally remains unclear. A recession in the near term remains possible. Economic effects from COVID-19, which have impacted virtually all countries and industries, include:
•Many small and large businesses being forced to interrupt their operations and as a result, lay off employees or even close;
•The re-opening and subsequent shuttering again of certain businesses in various countries around the world;
•Temporary large-scale population lock-downs, domestic and international travel restrictions and social-distancing measures were implemented, driving sharp declines in consumer and business spending. Further, while many businesses have re-opened, some are only allowing limited capacity, imposing social distancing restrictions and providing limited hours of operation, and while consumer spending has improved during the second half of 2020, uncertainty remains;
•Schools, many of which were shuttered during the first quarter, have allowed students to return to in-person instruction, but the constant concern and uncertainty of whether an outbreak may occur, have forced many schools to re-implement remote instruction, creating significant strain and uncertainty for working parents, which may slow or reverse the economic recovery;
•Significant declines and increased volatility impacted global financial markets during the first quarter, including 23.2% and 20.0% declines in the Dow Jones Industrial Average (“Dow”) and S&P 500 Index (“S&P”), respectively. Although the financial markets recovered their first quarter losses to new highs in the months since, the prospect of continued volatility remains, especially given the uncertainty surrounding the continued economic effects of the virus (please see "Market Environment" below for additional details).
•The initial distribution of multiple COVID-19 vaccinations was initiated in the later part of the fourth quarter, but the speed, selective nature and logistical challenges of distribution, and the concerns in some communities around the safety and efficacy of the vaccine, have caused turmoil for many, further heightening the anxiety around the virus.

Governments around the world have responded to COVID-19 with economic stimulus measures, including a $2 trillion emergency relief bill passed in the U.S during the first quarter of 2020 and an additional $900 billion in aid passed during the fourth quarter of 2020. Similar fiscal stimulus was passed by many governments around the world. These measures and possible additional stimulus and aid measures are intended to steady businesses and consumers until economic activity meaningfully recovers. The timing and magnitude of any such recovery, however, remains uncertain.
Various countries around the world have continued to experience surges in the rates of COVID-19 infections, which are likely the result of greatly increased social interactions, including at colleges and universities, after re-opening of economies, as well as more contagious strains of the virus. As a result, several countries have paused the continued progression of their re-openings or re-imposed closing mandates on certain businesses, such as bars, restaurants and entertainment venues. These circumstances may adversely affect consumer sentiment and the pace of business re-openings, and they also may delay any economic recovery.
AB Impact
At the initial onset of COVID-19 during the first quarter of 2020, we quickly responded in the various jurisdictions where we operate, including the U.S., the U.K., Hong Kong, Shanghai, Singapore and Taiwan. We implemented business continuity measures, including travel restrictions and a work-from-home requirement for almost all personnel (other than a relatively small number of employees whose physical presence in our offices was considered critical), which has remained in place (except in our Asia offices, most of which have reopened) throughout the second, third and fourth quarters, to ensure operating continuity for all critical functions. We also instituted a notification process for any employee who tests positive for COVID-19 or has been exposed to someone else who has tested positive. As the COVID-19 crisis has continued to evolve since the lockdown in the first quarter, certain key functions of the business, such as Risk Management, Business Continuity, Finance and Human Capital, have maintained constant communication and monitored the evolution of the pandemic to keep our employees safe and advise of key developments. Additionally, we continue to monitor communications from the World Health Organization and the U.S. Centers for Disease Control and Prevention to ensure we have current information.

We have continued to enhance our technology, which has increased the effectiveness of our remote work force. We have also continued to enhance our virtual programs to support business functions, such as training on cybersecurity and enhancements to our existing technology platforms. There has been a heightened focus on the emotional well-being of our employees, and we have provided regular touch points with employees through virtual town halls and management communications. Additionally, we have maintained regular communications and updates on the virus and the Company's response, which are posted on the Company's internal website, to ensure transparent communication with our employees. If any of our employees test positive for COVID-19 or interact with someone who has the virus, they are required to contact AB immediately for support and contact-tracing.
We continue to consider, and in some cases methodically implement, return to office programs for our U.S., European and Asia offices. However, we continue to monitor the daily evolution of the crisis in order to ensure the health and safety of our employees remains our top priority. We will modify our return to office plans, as needed, to ensure the safety of our employees and to ensure that the highest safety and cleanliness protocols are followed. We believe that our business continuity plan and technology platform will continue to support the effectiveness of our employees working remotely.
Asset managers, such as AB, rely heavily on the performance of the financial markets largely to determine assets under management (“AUM”) and revenues. Our results during the first quarter of 2020 were strong, which was primarily a reflection of financial market conditions during January and February, which were not adversely affected by COVID-19. Market conditions deteriorated dramatically during March, which negatively impacted our performance in that month. Financial markets, and hence our performance, rebounded during the ensuing months, primarily due to a U.S. Federal Government stimulus package and U.S. Treasury programs, which were instituted during March 2020 and throughout the second quarter. These programs renewed confidence in the financial markets by introducing liquidity through government purchasing of financial instruments. As various states and countries around the world eased restrictions on business and lockdown protocols during the second quarter and increasingly throughout the third and fourth quarters, increases in consumer spending, decreases in the unemployment rate and improvement in other leading economic indicators have stimulated domestic and global financial market performance. As a result of these developments, our AUM has increased in the second, third and fourth quarters. However, as U.S. states and countries globally have continued to ease restrictions, there has been a resurgence in the spread of the virus, causing certain states and countries to, among other things, shutter some businesses again or impose new social distancing restrictions. As a result, market volatility continues.
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
Ultimately, the return to normal business and economic activity will likely require the broad application of effective vaccines. Although the distribution of multiple vaccines was initiated towards the end of the fourth quarter, the speed, selective nature of those who are eligible to receive the vaccination, as well as logistical challenges regarding availability and distribution of the vaccines, could mean many months until the general population has been vaccinated.
Executive Overview
Percentage change figures are calculated using assets under management rounded to the nearest million and financial statement amounts rounded to the nearest thousand.
Our total assets under management ("AUM") as of December 31, 2020 were $685.9 billion, up $63.0 billion, or 10.1%, during 2020. The increase was driven primarily by market appreciation of $65.4 billion, partially offset by net outflows of $2.6 billion (due to Private Wealth Management net outflows of $2.0 billion and Retail net outflows of $1.6 billion, offset by Institutional net inflows of $1.0 billion). Excluding AXA's redemption of low-fee fixed income mandates of $11.8 billion, the firm generated net inflows of $9.2 billion in 2020.
Institutional AUM increased $32.9 billion, or 11.6%, to $315.6 billion during 2020, primarily due to market appreciation of $30.5 billion and net inflows of $1.0 billion. Gross sales increased $13.8 billion, from $17.1 billion in 2019 to $30.9 billion in 2020. Redemptions and terminations increased $11.3 billion, from $12.0 billion in 2019 to $23.3 billion in 2020. Excluding AXA's redemption of low-fee fixed income mandates of $11.8 billion, institutional net inflows were $12.8 billion in 2020.
Retail AUM increased $26.1 billion, or 10.9%, to $265.3 billion during 2020, primarily due to market appreciation of $28.1 billion, partially offset by net outflows of $1.6 billion. Gross sales increased $3.6 billion, from $75.3 billion in 2019 to $78.9 billion in 2020. Redemptions and terminations increased $25.5 billion, from $44.0 billion in 2019 to $69.5 billion in 2020, due to record first quarter 2020 redemptions, reflecting the financial market sell-off in March amidst the onset of COVID-19.

Private Wealth Management AUM increased $4.0 billion, or 3.9%, to $105.0 billion during 2020, primarily due to market appreciation of $6.8 billion, partially offset by net outflows of $2.0 billion. Gross sales increased $3.0 billion, from $11.3 billion in 2019 to $14.3 billion in 2020. Redemptions and terminations increased $4.1 billion, from $12.4 billion in 2019 to $16.5 billion in 2020.
Bernstein Research Services revenue increased $51.8 million, or 12.7%, in 2020. The increase was due to higher market volatility, particularly between March and June 2020, primarily as a result of COVID-19, which led to higher customer activity and greater global trading volumes. We expect customer activity and trading volumes to gradually decrease in 2021 and to normalize in 2022, as the volatility surrounding COVID-19 begins to decline. Any decreases in customer activity and trading volumes will have a corresponding effect on Bernstein Research services revenue. Furthermore, all of 2020 reflects the inclusion of revenues from our acquisition of Autonomous Research ("Autonomous"), which closed on April 1, 2019.
Our 2020 net revenues of $3.7 billion increased $190.1 million, or 5.4%, compared to the prior year's net revenues. The most significant contributors to the increase were higher base advisory fees of $90.4 million, higher distribution revenues of $74.7 million, higher Bernstein Research Services revenue of $51.8 million and higher performance-based fees of $33.0 million, partially offset by higher investment losses of $55.1 million and lower net dividend and interest income of $11.9 million. Our operating expenses of $2.8 billion increased $106.1 million, or 3.9%, compared to the prior year's expenses. The increase primarily was due to higher promotion and servicing expenses of $63.6 million, higher employee compensation and benefits of $51.4 million and higher general and administrative expenses (including real estate charges) of $3.0 million, partially offset by lower amortization of intangible assets of $7.4 million and lower interest on borrowings of $6.9 million. Our operating income increased $84.0 million, or 10.2%, to $907.4 million from $823.4 million in 2019 and our operating margin increased from 22.6% in 2019 to 24.6% in 2020.
Market Environment
Despite 2020 being a year marked by a global pandemic, record-breaking recession and unemployment levels, and a contentious U.S. presidential election, equity markets closed the year with solid gains. The S&P 500, Dow Jones Industrial Average and Nasdaq each rallied for most of the fourth quarter, finishing the year in positive territory. In the U.S., the presidential election passed with a market-friendly outcome, the distribution of multiple COVID-19 vaccines was initiated and the unemployment rate continued to decline. Meanwhile, after months of deadlock, a COVID-19 relief package was passed in the fourth quarter, consisting of direct payments, unemployment benefits and small business aid. However, even with the increasing likelihood of COVID-19 vaccines potentially boosting activity in 2021, significant slack in the economy and labor market by the end of this year are likely. As a result, the U.S. Federal Reserve will likely keep interest rates near zero as the economy improves.

In the U.K., COVID-19 and Brexit uncertainty resulted in the worst performing year for its equity market since the 2008 financial crisis. However, with a Brexit deal reached in the final days of 2020 between the U.K. and the E.U. and the distribution of a COVID-19 vaccine, the U.K. economy may rebound in 2021. The Bank of England is likely to keep rates on hold during the recovery phase. In China, the economy has returned to almost pre-pandemic output levels. Chinese efforts to re-center the economy on a consumer-led model are expected to continue and fiscal policy will likely remain supportive through 2021. More stimulus may be announced in the first quarter of 2021 as the government continues to support consumption. While the economic outlook for China in 2021 appears positive, one big unknown is the future of the relationship between China and the new U.S. administration.

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
Equitable Holdings IPO
During the second quarter of 2018, AXA S.A. ("AXA") completed the sale of a minority stake in Equitable Holdings, Inc. (“EQH”) through an initial public offering ("IPO"). Since then, AXA has completed additional offerings and taken other steps, most recently during the fourth quarter of 2019. As a result, AXA owned less than 10% of the outstanding common stock of EQH as of December 31, 2020.

While we cannot at this time predict the full impact on AB of this transaction, such impact has included a reduction in the support AXA provided to AB in the past with respect to AB's investment management business, resulting in a modest decrease in our revenues and ability to initiate new investment services. Also, AB relies on AXA, including its subsidiary, AXA Business Services, for several significant services and AB has benefited from its affiliation with AXA in certain common vendor relationships. Some of these arrangements have changed, and others are expected to change, with immaterial financial implications for AB.

Our ending AUM at December 31, 2020 reflects $11.8 billion in 2020 outflows resulting from AXA's redemption of certain low-fee fixed income mandates. We expect these redemptions to total approximately $14 billion, with the remaining redemptions expected to be completed during the first half of 2021. The revenue we earn from the management of these assets is not significant.
Relocation Strategy
On May 2, 2018, we announced that we would establish our corporate headquarters in, and relocate approximately 1,050 jobs located in the New York metro area to, Nashville, TN. Subsequently, on January 14, 2020, we announced our plans to relocate an additional 200 jobs to Nashville thereby increasing the total relocated jobs to 1,250. The decision to add the additional jobs was the result of the growth in our business, select investments we are making, and the in-sourcing of roles typically performed by consultants. Our Nashville headquarters will house Finance, IT, Operations, Legal, Compliance, Internal Audit, Human Capital, and Sales and Marketing. We have been actively relocating jobs and expect this transition to take several years. We will continue to maintain a principal location in New York City, which will house our Portfolio Management, Sell-Side Research and Trading, and New York-based Private Wealth Management businesses.

We believe relocating our corporate headquarters to Nashville will afford us the opportunity to provide an improved quality of life alternative for our employees and enable us to attract and recruit new talented employees to a highly desirable location while improving the long-term cost structure of the firm.

During the transition period, which began in 2018 and is expected to continue through 2024, we currently estimate we will incur transition costs of approximately $145 million to $155 million, which is less than our previous estimate of $155 million to $165 million. These costs include employee relocation, severance, recruitment, and overlapping compensation and occupancy costs. Over this same period, we expect to realize total expense savings of approximately $205 million to $215 million, which is greater than our previous estimate of $185 million to $195 million, and is an amount greater than the total transition costs. However, we did incur some transition costs before we began to realize expense savings. For the period beginning in 2018 and ending in 2020, we incurred $70 million of cumulative transition costs compared to $46 million of cumulative savings. In 2020, expense savings of $30 million were greater than transition costs of $26 million, resulting in a net increase of $0.01 in net income per unit (“EPU”). We currently anticipate an EPU increase in 2021 of approximately $0.02 and expect to achieve increasing EPU accretion in each year thereafter. Beginning in 2025, once the transition period has been completed, we estimate ongoing annual expense savings towards the upper end of the range of $75 million to $80 million, which will result from a combination of occupancy and compensation-related savings. Our estimates for both the transition costs and the corresponding expense savings are based upon our current assumptions of employee relocation costs, severance, and overlapping compensation and occupancy costs. In addition, our estimates for both the timing of when we incur transition costs and realize the related expense savings are based on our current relocation implementation plan and the timing for execution of each phase. The actual total charges we eventually record, the related expense savings we realize, and timing of EPU impact may differ from our current estimates as we implement each phase of our headquarters relocation.

During October 2018, we signed a lease, which commenced in the fourth quarter of 2020, relating to 218,976 square feet of space at our new Nashville headquarters. Our estimated total base rent obligation (excluding taxes, operating expenses and utilities) over the 15-year initial lease term is $134 million.

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

Adjusted Operating Margin Target
We previously adopted a goal of increasing our adjusted operating margin to a target of 30% by 2020 (the “2020 Margin Target”), subject to the assumptions, factors and contingencies described as part of our initial disclosure of this target. Our adjusted operating margin, which was 27.5% for 2019, increased to 30.1% for 2020, achieving our target. We do not currently expect to set a new adjusted operating margin target going forward.

Our AUM and, therefore, our investment advisory revenues, including performance-based fee revenues, are heavily dependent on the level and volatility of the financial markets, which ended 2020 favorably. Despite the challenges faced from the COVID-19 pandemic (please refer to “Impact of COVID-19” above and “Risk Factors” in Item 1A), we benefited from certain of our adjusted operating expenses declining significantly, such as costs associated with travel and entertainment and client meetings during 2020. We do not anticipate the COVID-19-related cost-savings or market tailwinds to be indicative of future performance. We also expect continued investments in growth initiatives for our firm. Considering these factors, our adjusted operating margin may be less favorable in future periods, although we will continue to strive for improvement over the long-term.

Assets Under Management
Assets under management by distribution channel are as follows:

	As of December 31,			% Change
	2020	2019	2018	2020-19	2019-18
	(in billions)
Institutions	$315.6	$282.7	$246.3	11.6%	14.8%
Retail	265.3	239.2	180.8	10.9	32.3
Private Wealth Management	105.0	101.0	89.3	3.9	13.2
Total	$685.9	$622.9	$516.4	10.1	20.6
Assets under management by investment service are as follows:

	As of December 31,			% Change
	2020	2019	2018	2020-19	2019-18
	(in billions)
Equity
Actively Managed	$217.8	$177.2	$136.2	22.9%	30.1%
Passively Managed (1)	64.5	60.1	50.2	7.3	19.9
Total Equity	282.3	237.3	186.4	19.0	27.4

Fixed Income
Actively Managed
Taxable	263.2	258.3	219.7	1.9	17.6
Tax-exempt	50.3	47.1	41.7	6.7	13.1
	313.5	305.4	261.4	2.6	16.9
Passively Managed (1)	8.5	9.3	9.4	(8.4)	(1.5)
Total Fixed Income	322.0	314.7	270.8	2.3	16.2

Alternatives/Multi-Asset Solutions(2)
Actively Managed	79.1	69.3	58.3	14.2	18.8
Passively Managed (1)	2.5	1.6	0.9	54.1	76.8
Total Other	81.6	70.9	59.2	15.1	19.7
Total	$685.9	$622.9	$516.4	10.1	20.6

(1)Includes index and enhanced index services.
(2)Includes certain multi-asset solutions and services not included in equity or fixed income services.

Changes in assets under management during 2020 and 2019 are as follows:

	Distribution Channel
	Institutions	Retail	Private Wealth Management	Total
	(in billions)
Balance as of December 31, 2019	$282.7	$239.2	$101.0	$622.9
Long-term flows:
Sales/new accounts	30.9	78.9	14.3	124.1
Redemptions/terminations	(23.3)	(69.5)	(16.5)	(109.3)
Cash flow/unreinvested dividends	(6.6)	(11.0)	0.2	(17.4)
Net long-term inflows (outflows)(2)	1.0	(1.6)	(2.0)	(2.6)
Acquisitions	—	0.2	—	0.2
Transfers	1.4	(0.6)	(0.8)	—
Market appreciation	30.5	28.1	6.8	65.4
Net change	32.9	26.1	4.0	63.0
Balance as of December 31, 2020	$315.6	$265.3	$105.0	$685.9

Balance as of December 31, 2018	$246.3	$180.8	$89.3	$516.4
Long-term flows:
Sales/new accounts	17.1	75.3	11.3	103.7
Redemptions/terminations	(12.0)	(44.0)	(12.4)	(68.4)
Cash flow/unreinvested dividends	(2.7)	(7.5)	0.1	(10.1)
Net long-term inflows (outflows)	2.4	23.8	(1.0)	25.2
Adjustments(1)	—	—	(0.9)	(0.9)
Transfers	—	0.1	(0.1)	—
Market appreciation	34.0	34.5	13.7	82.2
Net change	36.4	58.4	11.7	106.5
Balance as of December 31, 2019	$282.7	$239.2	$101.0	$622.9

(1)Approximately $900 million of non-investment management fee earning taxable and tax-exempt money market assets were removed from assets under management during the second quarter of 2019.
(2)Institutional net flows for 2020 include $11.8 billion of AXA redemptions of certain low-fee fixed income mandates.

	Investment Service
	Equity Actively Managed	Equity Passively Managed(1)	Fixed Income Actively Managed - Taxable	Fixed Income Actively Managed - Tax- Exempt	Fixed Income Passively Managed(1)	Alternatives/Multi-Asset Solutions(2)	Total
	(in billions)
Balance as of December 31, 2019	$177.2	$60.1	$258.3	$47.1	$9.3	$70.9	$622.9
Long-term flows:
Sales/new accounts	51.4	1.7	54.3	10.3	—	6.4	124.1
Redemptions/terminations	(36.7)	(1.9)	(58.3)	(9.5)	(0.3)	(2.6)	(109.3)
Cash flow/unreinvested dividends	(7.3)	(4.4)	(5.8)	0.2	(1.3)	1.2	(17.4)
Net long-term inflows (outflows)(3)	7.4	(4.6)	(9.8)	1.0	(1.6)	5.0	(2.6)
Acquisition	—	—	—	—	—	0.2	0.2
Market appreciation	33.2	9.0	14.7	2.2	0.8	5.5	65.4
Net change	40.6	4.4	4.9	3.2	(0.8)	10.7	63.0
Balance as of December 31, 2020	$217.8	$64.5	$263.2	$50.3	$8.5	$81.6	$685.9

Balance as of December 31, 2018	$136.2	$50.2	$219.7	$41.7	$9.4	$59.2	$516.4
Long-term flows:
Sales/new accounts	34.7	0.5	53.0	10.0	0.1	5.4	103.7
Redemptions/terminations	(26.4)	(0.8)	(31.5)	(6.8)	(0.4)	(2.5)	(68.4)
Cash flow/unreinvested dividends	(4.3)	(3.8)	(2.8)	(0.2)	(0.6)	1.6	(10.1)
Net long-term inflows (outflows)	4.0	(4.1)	18.7	3.0	(0.9)	4.5	25.2
Adjustments(4)	—	—	(0.4)	(0.5)	—	—	(0.9)
Market (depreciation) appreciation	37.0	14.0	20.3	2.9	0.8	7.2	82.2
Net change	41.0	9.9	38.6	5.4	(0.1)	11.7	106.5
Balance as of December 31, 2019	$177.2	$60.1	$258.3	$47.1	$9.3	$70.9	$622.9

(1)Includes index and enhanced index services.
(2)Includes certain multi-asset solutions and services not included in equity or fixed income services.
(3)Fixed income – taxable investment service net flows for 2020 include $11.8 billion of AXA redemptions of certain low-fee fixed income mandates.
(4)Approximately $900 million of non-investment management fee earning taxable and tax-exempt money market assets were removed from assets under management during the second quarter of 2019.

Net long-term inflows (outflows) for actively managed investment services as compared to passively managed investment services during 2020 and 2019 are as follows:

	Years Ended December 31,
	2020	2019
	(in billions)
Actively Managed
Equity	$7.4	$4.0
Fixed Income	(8.8)	21.7
Alternatives/Multi-Asset Solutions	4.5	4.0
	3.1	29.7
Passively Managed
Equity	(4.6)	(4.1)
Fixed Income	(1.6)	(0.9)
Alternatives/Multi-Asset Solutions	0.5	0.5
	(5.7)	(4.5)
Total net long-term (outflows) inflows	$(2.6)	$25.2

Average assets under management by distribution channel and investment service are as follows:

	Years Ended December 31,			% Change
	2020	2019	2018	2020-19	2019-18
	(in billions)
Distribution Channel:
Institutions	$285.9	$265.4	$258.1	7.7%	2.8%
Retail	236.5	212.3	191.8	11.4	10.7
Private Wealth Management	97.1	96.5	94.3	0.7	2.3
Total	$619.5	$574.2	$544.2	7.9	5.5

Investment Service:
Equity Actively Managed	$179.8	$158.4	$146.4	13.5	8.2
Equity Passively Managed(1)	57.1	56.4	53.8	1.2	4.8
Fixed Income Actively Managed – Taxable	254.4	239.7	230.3	6.2	4.1
Fixed Income Actively Managed – Tax-exempt	47.9	44.6	41.3	7.5	8.0
Fixed Income Passively Managed(1)	9.4	9.4	9.8	0.2	(4.4)
Alternatives/Multi-Asset Solutions(2)	70.9	65.7	62.6	7.8	5.1
Total	$619.5	$574.2	$544.2	7.9	5.5

(1)Includes index and enhanced index services.
(2)Includes certain multi-asset solutions and services not included in equity or fixed income services.

During 2020, our Institutional channel average AUM of $285.9 billion increased $20.5 billion, or 7.7%, compared to 2019, primarily due to this AUM increasing $32.9 billion, or 11.6%, to $315.6 billion over the last twelve months. The $32.9 billion increase in AUM resulted primarily from market appreciation of $30.5 billion and net inflows of $1.0 billion. During 2019, our Institutional channel average AUM of $265.4 billion increased $7.3 billion, or 2.8%, compared to 2018, primarily due to this AUM increasing $36.4 billion, or 14.8%, to $282.7 billion during 2019. The $36.4 billion increase in AUM resulted from market appreciation of $34.0 billion and net inflows of $2.4 billion.

During 2020, our Retail channel average AUM of $236.5 billion increased $24.2 billion, or 11.4%, compared to 2019, primarily due to this AUM increasing $26.1 billion, or 10.9%, to $265.3 billion over the last twelve months. The $26.1 billion increase in AUM resulted primarily from market appreciation of $28.1 billion, partially offset by net outflows of $1.6 billion. During 2019, our Retail channel average AUM of $212.3 billion increased $20.5 billion, or 10.7%, compared to 2018, primarily due to this AUM increasing $58.4 billion, or 32.3%, to $239.2 billion during 2019. The $58.4 billion increase in AUM resulted primarily from market appreciation of $34.5 billion and net inflows of $23.8 billion.
During 2020, our Private Wealth Management channel average AUM of $97.1 billion increased $0.6 billion, or 0.7%, compared to 2019, primarily due to this AUM increasing $4.0 billion, or 3.9%, to $105.0 billion over the last twelve months. The $4.0 billion increase in AUM resulted primarily from market appreciation of $6.8 billion, partially offset by net outflows of $2.0 billion. During 2019, our Private Wealth Management channel average AUM of $96.5 billion increased $2.2 billion, or 2.3%, compared to 2018, primarily due to this AUM increasing $11.7 billion, or 13.2%, to $101.0 billion during 2019. The $11.7 billion increase in AUM resulted from market appreciation of $13.7 billion, partially offset by net outflows of $1.0 billion and an adjustment of $0.9 billion in the second quarter of 2019 relating to the removal of non-investment management fee earning assets.

Absolute investment composite returns, gross of fees, and relative performance as of December 31, 2020 compared to benchmarks for certain representative Institutional equity and fixed income services are as follows:

	1-Year	3-Year	5-Year

Global High Income - Hedged (fixed income)
Absolute return	3.6%	4.7%	7.8%
Relative return (vs. Bloomberg Barclays Global High Yield Index - Hedged)	(2.1)	(0.6)	(0.1)
Global Plus - Hedged (fixed income)
Absolute return	5.9	5.3	5.1
Relative return (vs. Bloomberg Barclays Global Aggregate Index - Hedged)	0.3	0.1	0.6
Intermediate Municipal Bonds (fixed income)
Absolute return	4.3	3.9	3.1
Relative return (vs. Lipper Short/Int. Blended Muni Fund Avg)	0.9	0.8	0.7
U.S. Strategic Core Plus (fixed income)
Absolute return	8.0	5.7	5.3
Relative return (vs. Bloomberg Barclays U.S. Aggregate Index)	0.5	0.4	0.8
Emerging Market Debt (fixed income)
Absolute return	8.3	5.3	8.1
Relative return (vs. JPM EMBI Global/JPM EMBI)	2.4	0.3	1.2
Sustainable Global Thematic
Absolute return	40.9	19.0	18.3
Relative return (vs. MSCI ACWI Index)	24.6	8.9	6.1
International Strategic Core Equity
Absolute return	6.9	5.5	8.3
Relative return (vs. MSCI EAFE Index)	(0.9)	1.2	0.9

	1-Year	3-Year	5-Year
U.S. Small & Mid Cap Value
Absolute return	4.6	2.8	9.3
Relative return (vs. Russell 2500 Value Index)	(0.3)	(1.6)	(0.1)
U.S. Strategic Value
Absolute return	1.8	2.0	6.4
Relative return (vs. Russell 1000 Value Index)	(1.0)	(4.0)	(3.3)
U.S. Small Cap Growth
Absolute return	55.6	28.8	25.6
Relative return (vs. Russell 2000 Growth Index)	20.9	12.6	9.3
U.S. Large Cap Growth
Absolute return	35.4	23.4	21.0
Relative return (vs. Russell 1000 Growth Index)	(3.1)	0.4	—
U.S. Small & Mid Cap Growth
Absolute return	54.0	25.1	22.5
Relative return (vs. Russell 2500 Growth Index)	13.5	5.2	3.8
Concentrated U.S. Growth
Absolute return	21.6	20.5	18.4
Relative return (vs. S&P 500 Index)	3.2	6.3	3.2
Select U.S. Equity
Absolute return	16.5	13.4	14.7
Relative return (vs. S&P 500 Index)	(1.9)	(0.8)	(0.6)
Strategic Equities
Absolute return	18.2	13.6	14.2
Relative return (vs. Russell 3000 Index)	(2.6)	(0.8)	(1.2)
Global Core Equity
Absolute return	11.2	11.1	13.5
Relative return (vs. MSCI ACWI Index)	(5.0)	1.0	1.2
U.S. Strategic Core Equity
Absolute return	8.2	12.0	12.5
Relative return (vs. S&P 500 Index)	(10.2)	(2.1)	(2.7)
Select U.S. Equity Long/Short
Absolute return	11.6	9.7	10.0
Relative return (vs. S&P 500 Index)	(6.8)	(4.4)	(5.2)

Consolidated Results of Operations

	Years Ended December 31,			% Change
	2020	2019	2018	2020-19	2019-18
	(in thousands, except per unit amounts)
Net revenues	$3,708,536	$3,518,432	$3,367,361	5.4%	4.5%
Expenses	2,801,100	2,694,995	2,542,047	3.9	6.0
Operating income	907,436	823,437	825,314	10.2	(0.2)
Income taxes	45,653	41,754	45,816	9.3	(8.9)
Net income	861,783	781,683	779,498	10.2	0.3
Net (loss) income of consolidated entities attributable to non-controlling interests	(4,169)	29,641	21,910	n/m	35.3
Net income attributable to AB Unitholders	$865,952	$752,042	$757,588	15.1	(0.7)
Diluted net income per AB Unit	$3.19	$2.78	$2.78	14.7	—
Distributions per AB Unit	$3.20	$2.82	$2.96	13.5	(4.7)
Operating margin(1)	24.6%	22.6%	23.9%

(1)Operating income excluding net income (loss) attributable to non-controlling interests as a percentage of net revenues.

Net income attributable to AB Unitholders for the year ended December 31, 2020 increased $113.9 million from the year ended December 31, 2019. The increase primarily is due to (in millions):

Higher base advisory fees	$90.4
Higher distribution revenues	74.7
Higher Bernstein Research Services revenue	51.8
Higher net loss of consolidated entities attributable to non-controlling interest	33.8
Higher performance-based fees	33.0
Lower amortization of intangible assets	7.4
Lower interest on borrowings	6.9
Higher promotion and servicing expenses	(63.6)
Higher investment losses	(55.1)
Higher employee compensation and benefits	(51.4)
Lower net dividend and interest income	(11.9)
Higher general and administrative expenses (including real estate charges)	(3.0)
Other	0.9
$113.9

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
$(5.5)

Units Outstanding
Each quarter, we consider whether to implement a plan to repurchase AB Holding Units pursuant to Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended (“Exchange Act”). A plan of this type allows a company to repurchase its shares at times when it otherwise might be prevented from doing so because of self-imposed trading blackout periods or because it possesses material non-public information. Each broker we select has the authority to repurchase AB Holding Units on our behalf in accordance with the terms and limitations specified in the plan. Repurchases are subject to regulations promulgated by the SEC, as well as certain price, market volume and timing constraints specified in the plan. The plan adopted during the fourth quarter of 2020 expired at the close of business on February 10, 2021. We may adopt additional plans in the future to engage in open-market purchases of AB Holding Units to help fund anticipated obligations under our incentive compensation award program and for other corporate purposes.
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

	Years Ended December 31,
	2020	2019	2018
	(in thousands)
Net revenues, US GAAP basis	$3,708,536	$3,518,432	$3,367,361
Adjustments:
Distribution-related adjustments:
Distribution revenues	(529,781)	(455,043)	(418,562)
Investment advisory services fees	(66,858)	(47,951)	(29,967)
Pass through adjustments:
Investment advisory services fees	(18,279)	(20,914)	(4,395)
Other revenues	(39,333)	(35,926)	(35,824)
Impact of consolidated company-sponsored funds	954	(33,044)	(38,142)
Long-term incentive compensation-related investment gains and dividend and interest	(6,772)	(8,939)	3,509
Write-down on investment	859	—	3,733
Impact of adoption of revenue recognition standard ASC 606	—	—	77,844
Other	—	—	47
Adjusted net revenues	$3,049,326	$2,916,615	$2,925,604

Operating income, US GAAP basis	$907,436	$823,437	$825,314
Adjustments:
Real estate	2,880	2,623	7,160
Long-term incentive compensation-related items	(83)	1,217	3,064
CEO's EQH award compensation	802	1,125	—
Write-down of investment	859	—	3,733
Acquisition-related expenses	3,301	6,734	1,924
Contingent payment arrangements	(1,366)	(3,051)	(2,429)
Impact of adoption of revenue recognition standard ASC 606	—	—	35,156
Other	—	—	47
Sub-total of non-GAAP adjustments	6,393	8,648	48,655
Less: Net (loss) income of consolidated entities attributable to non-controlling interests	(4,169)	29,641	21,910
Adjusted operating income	917,998	802,444	852,059
Adjusted income taxes	46,176	40,684	47,289
Adjusted net income	$871,822	$761,760	$804,770
Diluted net income per AB Unit, GAAP basis	$3.19	$2.78	$2.78
Impact of non-GAAP adjustments	0.02	0.03	0.18
Adjusted diluted net income per AB Unit	$3.21	$2.81	$2.96

Adjusted operating margin	30.1%	27.5%	29.1%
Adjusted operating income for the year ended December 31, 2020 increased $115.6 million, or 14.4%, from the year ended December 31, 2019, primarily due to higher investment advisory base fees of $74.1 million, higher Bernstein Research Services revenue of $51.8 million, lower promotion and servicing expenses of $33.4 million, higher performance-based fees of $33.2 million, lower amortization of intangibles of $7.4 million and lower interest on borrowings of $6.9 million, partially offset by higher employee compensation expenses (excluding the impact of long-term incentive compensation-related items) of $56.1 million, higher net investment losses of $22.8 million, lower net dividend and interest income of $8.5 million and higher general and administrative expenses of $8.2 million.
Adjusted operating income for the year ended December 31, 2019 decreased $49.6 million, or 5.8%, from the year ended December 31, 2018, primarily due to lower performance-based fees of $99.3 million, lower Bernstein Research Services revenue of $31.5 million, higher general and administrative expenses of $29.3 million and higher employee compensation expenses (excluding the impact of long-term incentive compensation-related items) of $8.3 million, offset by higher investment advisory base fees of $95.5 million and higher investments gains and losses revenue of $22.4 million.
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
Lastly, adjusted net revenues include the impact of our adoption of revenue recognition standard ASC 606 during the first quarter of 2018, as discussed above.
Adjusted Operating Income
Adjusted operating income represents operating income on a US GAAP basis excluding (1) real estate charges (credits), (2) the impact on net revenues and compensation expense of the investment gains and losses (as well as the dividends and interest) associated with employee long-term incentive compensation-related investments, (3) our CEO's EQH award compensation, as discussed below, (4) the write-down of an investment (discussed immediately above), (5) acquisition-related expenses, (6) adjustments to contingent payment arrangements, and (7) the impact of consolidated company-sponsored investment funds; provided, however, that adjusted operating income includes the revenues and expenses associated with our implementation of ASC 606 during the first quarter of 2018 discussed above.
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

The write-off of the investment discussed above in Adjusted Net Revenues has been excluded due to its non-recurring nature and because it is not part of our core operating results.

Acquisition-related expenses have been excluded because they are not considered part of our core operating results when comparing financial results from period to period and to industry peers. During 2020, these expenses included an intangible asset impairment charge of $1.5 million relating to our 2016 acquisition.

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

Net Revenues
The components of net revenues are as follows:

	Years Ended December 31,			% Change
	2020	2019	2018	2020-19	2019-18
	(in thousands)
Investment advisory and services fees:
Institutions:
Base fees	$458,449	$451,125	$444,884	1.6%	1.4%
Performance-based fees	53,351	27,839	32,898	91.6	(15.4)
	511,800	478,964	477,782	6.9	0.2
Retail:
Base fees	1,186,560	1,076,495	992,037	10.2	8.5
Performance-based fees	24,412	22,510	18,278	8.4	23.2
	1,210,972	1,099,005	1,010,315	10.2	8.8
Private Wealth Management:
Base fees	817,801	844,809	807,147	(3.2)	4.7
Performance-based fees	54,863	49,266	66,967	11.4	(26.4)
	872,664	894,075	874,114	(2.4)	2.3
Total:
Base fees	2,462,810	2,372,429	2,244,068	3.8	5.7
Performance-based fees	132,626	99,615	118,143	33.1	(15.7)
	2,595,436	2,472,044	2,362,211	5.0	4.6
Bernstein Research Services	459,744	407,911	439,432	12.7	(7.2)
Distribution revenues	529,781	455,043	418,562	16.4	8.7
Dividend and interest income	50,923	104,421	98,226	(51.2)	6.3
Investment (losses) gains	(16,401)	38,659	2,653	n/m	n/m
Other revenues	104,703	97,559	98,676	7.3	(1.1)
Total revenues	3,724,186	3,575,637	3,419,760	4.2	4.6
Less: Interest expense	15,650	57,205	52,399	(72.6)	9.2
Net revenues	$3,708,536	$3,518,432	$3,367,361	5.4	4.5
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
We sometimes charge our clients performance-based fees. In these situations, we charge a base advisory fee and are eligible to earn an additional performance-based fee or incentive allocation that is calculated as either a percentage of absolute investment results or a percentage of investment results in excess of a stated benchmark over a specified period of time. Some performance-based fees include a high-watermark provision, which generally provides that if a client account underperforms relative to its performance target (whether absolute or relative to a specified benchmark), it must gain back such underperformance before we can collect future performance-based fees. Therefore, if we fail to achieve our performance target for a particular period, we will not earn a performance-based fee for that period and, for accounts with a high-watermark provision, our ability to earn future performance-based fees will be impaired. We are eligible to earn performance-based fees on 6.0%, 8.5% and 0.8% of the assets we manage for institutional clients, private wealth clients and retail clients, respectively (in total, 4.4% of our AUM).
Our investment advisory and services fees increased by $123.4 million, or 5.0%, in 2020, due to a $90.4 million, or 3.8%, increase in base fees and a $33.0 million increase in performance-based fees. The increase in base fees is primarily due to an 7.9% increase in average AUM, partially offset by a lower portfolio fee rate. Our investment advisory and services fees increased by $109.8 million, or 4.6%, in 2019, due to a $128.4 million, or 5.7%, increase in base fees, which primarily resulted from a 5.5% increase in average AUM and the impact of a slight shift in product mix from fixed income to equities, which generally have higher fees. This increase was partially offset by an $18.5 million decrease in performance-based fees.

Institutional investment advisory and services fees increased $32.8 million, or 6.9%, in 2020, due to an increase in performance-based fees of $25.5 million and an increase in base fees of $7.3 million, or 1.6%. The increase in base fees is primarily due to an 7.7% increase in average AUM, partially offset by a lower portfolio fee rate. Institutional investment advisory and services fees increased $1.2 million, or 0.2%, in 2019, due to an increase in base fees of $6.2 million, or 1.4%, partially offset by a decrease in performance-based fees of $5.0 million. The increase in base fees was primarily due to a 2.8% increase in average AUM, partially offset by the impact of lower fee realization from active equities.
Retail investment advisory and services fees increased $112.0 million, or 10.2%, in 2020, due to an increase in base fees of $110.1 million, or 10.2%, and a $1.9 million increase in performance-based fees. The increase in base fees is primarily due to a 11.4% increase in average AUM, partially offset by a lower portfolio fee rate. Retail investment advisory and services fees increased $88.7 million, or 8.8%, in 2019, due to an increase in base fees of $84.5 million, or 8.5%, and a $4.2 million increase in base fees. The increase in base fees was primarily due to a 10.7% increase in average AUM, partially offset by the impact of lower fee realization from active equities.

Private Wealth Management investment advisory and services fees decreased by $21.4 million, or 2.4%, in 2020, due to a decrease in base fees of $27.0 million, or 3.2%, partially offset by a $5.6 million increase in performance-based fees. The decrease in base fees is primarily due to the impact of a lower portfolio fee rate, as well as a product mix shift with high fee value equity strategies now representing a lower percentage of our total AUM than in prior periods. Private Wealth Management investment advisory and services fees increased $20.0 million, or 2.3%, in 2019, due to an increase in base fees of $37.7 million, or 4.7%, partially offset by a decrease in performance-based fees of $17.7 million. The increase in base fees was primarily due to a 2.3% increase in average AUM and the impact of a shift in product mix to alternatives, which generally have higher fees.
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
Revenues from Bernstein Research Services increased $51.8 million, or 12.7%, in 2020. The increase was due to higher market volatility in 2020, particularly between March and June 2020, primarily as a result of the COVID-19 pandemic, which led to higher customer activity and greater global trading volumes. We expect customer activity and trading volumes to gradually decrease in 2021 and to normalize in 2022, as the volatility surrounding COVID-19 begins to decline. Any decreases in customer activity and trading volumes will have a corresponding effect on Bernstein Research services revenue. Furthermore, all of 2020 reflects the inclusion of revenues from our acquisition of Autonomous (which closed on April 1, 2019).
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
Distribution revenues increased $74.7 million, or 16.4%, in 2020, primarily due to the corresponding average AUM of these mutual funds increasing 13.2%. Distribution revenues increased $36.5 million, or 8.7%, in 2019, primarily due to the corresponding average AUM of these mutual funds increasing 10.0%, offset by the impact of a shift in product mix from mutual funds that have higher distribution rates to mutual funds with lower distribution rates.
Dividend and Interest Income and Interest Expense
Dividend and interest income consists primarily of investment income and interest earned on customer margin balances and U.S. Treasury Bills as well as dividend and interest income in our consolidated company-sponsored investment funds. Interest expense principally reflects interest accrued on cash balances in customers’ brokerage accounts.
Dividend and interest income decreased $53.5 million, or 51.2%, in 2020, primarily due to lower interest earned on customer margin balances and U.S. Treasury Bills, as well as lower dividend and interest income in our consolidated company-sponsored investment funds. Interest expense decreased $41.6 million, or 72.6%, in 2020, due to lower interest paid on cash balances in customers' brokerage accounts.
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

Investment gains (losses) are as follows:

	Years Ended December 31,
	2020	2019	2018
	(in thousands)
Long-term incentive compensation-related investments:
Realized gains	$2,655	$1,672	$2,512
Unrealized gains (losses)	2,914	5,859	(8,032)

Investments held by consolidated company-sponsored investment funds:
Realized gains (losses)	3,357	9,378	(1,134)
Unrealized (losses) gains	(854)	36,150	14,217

Seed capital investments:
Realized gains (losses)
Seed capital and other	25,002	17,301	(943)
Derivatives	(30,343)	(30,320)	7,001
Unrealized (losses) gains
Seed capital and other	(12,387)	7,510	(15,003)
Derivatives	(5,220)	(8,013)	5,384

Brokerage-related investments:
Realized (losses)	(1,188)	(1,209)	(1,410)
Unrealized (losses) gains	(337)	331	61
	$(16,401)	$38,659	$2,653
Other Revenues
Other revenues consist of fees earned for transfer agency services provided to company-sponsored mutual funds, fees earned for administration and recordkeeping services provided to company-sponsored mutual funds and the general accounts of EQH and its subsidiaries, and other miscellaneous revenues. Other revenues increased $7.1 million, or 7.3%, in 2020, primarily due to higher shareholder servicing fees, higher brokerage income and higher mutual fund reimbursements, partially offset by lower investment income related to our consolidated company-sponsored investment funds. Other revenues decreased $1.1 million, or 1.1%, in 2019, primarily due to lower brokerage income and lower investment income related to our consolidated company-sponsored investment funds, partially offset by higher shareholder servicing fees.

Expenses
The components of expenses are as follows:

	Years Ended December 31,			% Change
	2020	2019	2018	2020-19	2019-18
	(in thousands)
Employee compensation and benefits	$1,494,198	$1,442,783	$1,378,811	3.6%	4.6%
Promotion and servicing:
Distribution-related payments	569,283	487,965	427,186	16.7	14.2
Amortization of deferred sales commissions	27,355	15,029	21,343	82.0	(29.6)
Trade execution, marketing, T&E and other	189,787	219,860	222,630	(13.7)	(1.2)
	786,425	722,854	671,159	8.8	7.7
General and administrative:
General and administrative	485,544	484,750	448,996	0.2	8.0
Real estate charges	5,526	3,324	7,160	66.2	(53.6)
	491,070	488,074	456,156	0.6	7.0
Contingent payment arrangements	1,855	(510)	(2,219)	n/m	(77.0)
Interest on borrowings	6,180	13,035	10,359	(52.6)	25.8
Amortization of intangible assets	21,372	28,759	27,781	(25.7)	3.5
Total	$2,801,100	$2,694,995	$2,542,047	3.9	6.0
Employee Compensation and Benefits
Employee compensation and benefits consist of base compensation (including salaries and severance), annual short-term incentive compensation awards (cash bonuses), annual long-term incentive compensation awards, commissions, fringe benefits and other employment costs (including recruitment, training, temporary help and meals).
Compensation expense as a percentage of net revenues was 40.3%, 41.0% and 40.9% for the years ended December 31, 2020, 2019 and 2018, respectively. Compensation expense generally is determined on a discretionary basis and is primarily a function of our firm’s current-year financial performance. The amounts of incentive compensation we award are designed to motivate, reward and retain top talent while aligning our executives' interests with the interests of our Unitholders. Senior management, with the approval of the Compensation Committee of the Board of Directors of AllianceBernstein Corporation (“Compensation Committee”), periodically confirms that the appropriate metric to consider in determining the amount of incentive compensation is the ratio of adjusted employee compensation and benefits expense to adjusted net revenues. Adjusted net revenues used in the adjusted compensation ratio are the same as the adjusted net revenues presented as a non-GAAP measure (discussed earlier in this Item 7). Adjusted employee compensation and benefits expense is total employee compensation and benefits expense minus other employment costs such as recruitment, training, temporary help and meals (which were 0.9%, 1.2% and 1.1% of adjusted net revenues for 2020, 2019 and 2018, respectively), and excludes the impact of mark-to-market vesting expense, as well as dividends and interest expense, associated with employee long-term incentive compensation-related investments and the amortization expense associated with the awards issued by EQH to our firm's CEO relating to his role as a member of the EQH Management Committee. Senior management, with the approval of the Compensation Committee, has established as an objective that adjusted employee compensation and benefits expense generally should not exceed 50% of our adjusted net revenues, except in unexpected or unusual circumstances. Our ratios of adjusted compensation expense as a percentage of adjusted net revenues were 47.9%, 47.9% and 47.5%, respectively, for the years ended December 31, 2020, 2019 and 2018.
In 2020, employee compensation and benefits expense increased $51.4 million, or 3.6%, primarily due to higher incentive compensation of $58.8 million and higher base compensation of $13.5 million (primarily higher base salaries), offset by lower fringes of $8.5 million, lower commissions of $6.2 million and lower other employment costs of $6.2 million. In 2019, employee compensation and benefits expense increased $64.0 million, or 4.6%, primarily due to higher base compensation of $34.1 million (primarily higher salaries), higher incentive compensation of $17.4 million and higher fringes of $15.6 million, partially offset by lower commissions of $3.2 million.

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
Promotion and servicing expenses increased $63.6 million, or 8.8%, in 2020. The increase primarily was due to higher distribution-related payments of $81.3 million, higher amortization of deferred sales commissions of $12.3 million, higher trade execution and clearance expenses of $7.9 million and higher transfer fees of $4.8 million, offset by lower travel and entertainment expenses of $34.3 million and lower marketing expenses of $8.4 million. The decrease in travel and entertainment and marketing expense is primarily a result of cost savings associated with the COVID-19 pandemic and we expect these costs to increase in 2021 and further normalize in 2022, as the pandemic recedes. Promotion and servicing expenses increased $51.7 million, or 7.7%, in 2019. The increase primarily was due to higher distribution-related payments of $60.8 million and higher travel and entertainment expenses of $3.2 million, offset by lower amortization of deferred sales commissions of $6.3 million, lower trade execution and clearance expenses of $3.7 million and lower marketing expenses of $2.5 million.
General and Administrative
General and administrative expenses include portfolio services expenses, technology expenses, professional fees and office-related expenses (occupancy, communications and similar expenses). General and administrative expenses as a percentage of net revenues were 13.2% (13.1% excluding real estate charges), 13.9% (13.8% excluding real estate charges) and 13.5% (13.3% excluding real estate charges) for the years ended December 31, 2020, 2019 and 2018, respectively. General and administrative expenses increased $3.0 million, or 0.6%, during 2020, primarily due to higher technology fees of $4.7 million, higher charitable contributions of $3.9 million, higher portfolio service fees of $3.6 million, higher real estate charges of $2.2 million and higher other taxes of $1.6 million, partially offset by lower professional fees of $9.1 million and lower office-related expenses of $3.5 million. General and administrative expenses increased $31.9 million, or 7.0%, during 2019, primarily due to higher portfolio service fees of $11.2 million, higher technology fees of $11.0 million and higher professional fees of $7.0 million.
Contingent Payment Arrangements
Contingent payment arrangements reflect changes in estimates of contingent payment liabilities associated with acquisitions in previous periods, as well as accretion expense of these liabilities. The expense of $1.9 million for 2020 reflects accretion expense of $3.3 million, offset by the change in estimate of the contingent consideration payable relating to our 2016 acquisition of $1.4 million. The credit of $0.5 million for 2019 reflects the change in estimate of the contingent consideration payable relating to our 2016 acquisition of $3.1 million, offset by accretion expenses of $2.6 million. The credit of $2.2 million for 2018 reflects the change in estimate of the contingent consideration payable relating to our 2016 acquisition of $2.4 million, offset by accretion expenses of $0.2 million.
Interest on Borrowings
Interest expense decreased 52.6% in 2020, reflecting lower interest rates partially offset by higher weighted average borrowings. Average daily borrowings for both the EQH facility and commercial paper were $554.0 million at a weighted average interest rate of 0.5% during 2020 compared to $436.9 million and 2.5% during 2019. Interest expense increased 25.8% in 2019, reflecting both higher weighted average borrowings and interest rates. Average daily borrowings for both the EQH facility and commercial paper were $436.9 million at a weighted average interest rate of 2.5% during 2019 compared to $350.3 million and 2.0% for commercial paper during 2018.
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
Income tax expense increased $3.9 million, or 9.3%, in 2020 compared to 2019. This increase is due to higher pre-tax book income, offset by a slightly lower effective tax rate in 2020 of 5.0% compared to 5.1% in 2019. The decrease in our effective tax rate was driven by a reduction of one-time discrete items.

Income tax expense decreased $4.1 million, or 8.9%, in 2019 compared to 2018. This decrease is due to a lower effective tax rate in 2019 of 5.1% compared to 5.6% in 2018. The decrease in our effective tax rate was driven by a more favorable mix of earnings across the AB tax filing groups and a reduction of one-time discrete items.
Net Income (Loss) of Consolidated Entities Attributable to Non-Controlling Interests
Net income (loss) of consolidated entities attributable to non-controlling interests primarily consists of limited partner interests owned by other investors in our consolidated company-sponsored investment funds. In 2020, we had $4.2 million of net losses of consolidated entities attributable to non-controlling interests, primarily due to losses on investments held by our consolidated company-sponsored investment funds. In 2019 and 2018, we had $29.6 million and $21.9 million, respectively, of net gains of consolidated entities attributable to non-controlling interests, primarily due to gains on investments held by our consolidated company-sponsored investment funds. Fluctuations period-to-period result primarily from the number of consolidated company-sponsored investment funds and their respective market performance.
Capital Resources and Liquidity
Cash flows from operating activities primarily include the receipt of investment advisory and services fees and other revenues offset by the payment of operating expenses incurred in the normal course of business. Our cash flows from operating activities have historically been positive and sufficient in supporting our operations. We do not anticipate this to change in the foreseeable future. Cash flows from investing activities generally consist of small capital expenditures and, when applicable, business acquisitions. Cash flows from financing activities primarily consist of issuance and repayment of debt and the repurchase of AB Holding units to fund our long-term deferred compensation plans. We are required to distribute all of our Available Cash Flow to our Unitholders and the General Partner.

During 2020, net cash provided by operating activities was $1.5 billion, compared to $827.5 million during 2019. The change primarily was due to net activity of our consolidated company-sponsored investment funds of $468.2 million, an increase in broker-dealer related payables (net of receivable and segregated U.S. Treasury Bills activity) of $368.0 million, a decrease in other assets of $92.3 million, an increase in accounts payable and accrued expenses of $67.2 million and an increase in accrued compensation of $54.4 million, partially offset by higher net purchases of broker-dealer investments of $454.1 million. During 2019, net cash provided by operating activities was $827.5 million, compared to $1.3 billion during 2018. The change primarily was due to a decrease in broker-dealer related payables (net of receivable and segregated U.S. Treasury Bills activity) of $754.8 million and net activity of our consolidated company-sponsored investment funds of $427.6 million, offset by lower net purchases of broker-dealer investments of $754.7 million.
During 2020, net cash used in investing activities was $59.1 million, compared to $23.0 million during 2019. The change is primarily due to $13.6 millions paid for acquisitions, net of cash acquired, $4.1 million paid for equity method investments and higher purchases of furniture, equipment and leasehold improvements of $13.2 million. During 2019, net cash used in investing activities was $23.0 million, compared to $32.8 million during 2018. The change is primarily due to the acquisition of Autonomous, net of cash acquired, of $5.3 million.

During 2020, net cash used in financing activities was $1.1 billion, compared to $775.0 million during 2019. The change reflects higher redemptions of non-controlling interests of consolidated company-sponsored investment funds of $369.1 million and higher distributions to the General Partner and Unitholders of $133.4 million, partially offset by higher net proceeds of debt of $112.9 million and an increase in overdrafts payable of $47.3 million. During 2019, net cash used in financing activities was $775.0 million, compared to $1.6 billion during 2018. The change reflects the net purchases of non-controlling interests of consolidated company-sponsored investment funds in 2019 as compared to net redemptions of non-controlling interests of consolidated company-sponsored investment funds in 2018 (impact of $622.2 million), lower distributions to the General Partner and Unitholders of $154.7 million and lower net purchases of AB Holding Units to fund long-term incentive compensation plan awards of $95.5 million.
As of December 31, 2020, AB had $1.0 billion of cash and cash equivalents (excluding cash and cash equivalents of consolidated company-sponsored investment funds), all of which is available for liquidity but consist primarily of cash on deposit for our broker-dealers related to various customer clearing activities, and cash held by foreign subsidiaries of $586.3 million.

Debt and Credit Facilities
See Note 12 to our consolidated financial statements in Item 8 for disclosures relating to our debt and credit facilities.
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
AB maintains guarantees in connection with the Credit Facility (the "Credit Facility") and Revolver (the "Revolver"). If SCB LLC is unable to meet its obligations, AB will pay the obligations when due or on demand. In addition, AB maintains guarantees totaling $365.0 million for SCB LLC’s three uncommitted lines of credit.
AB maintains a guarantee with a commercial bank, under which we guarantee the obligations in the ordinary course of business of each of SCB LLC, our U.K.-based broker-dealer and our Cayman subsidiary. We also maintain three additional guarantees with other commercial banks under which we guarantee approximately $294.7 million of obligations for our U.K.-based broker-dealer and $99.0 million of obligations for our India-based broker-dealer. In the event that any of these three entities is unable to meet its obligations, AB will pay the obligations when due or on demand.
We also have two smaller guarantees with a commercial bank totaling approximately $2.1 million, under which we guarantee certain obligations in the ordinary course of business of one of our foreign subsidiaries.
We have not been required to perform under any of the above agreements and currently have no liability in connection with these agreements.
Aggregate Contractual Obligations
Our contractual obligations as of December 31, 2020 are as follows:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in millions)
EQH credit facility	$675.0	$675.0	$—	$—	$—
Leases, net of sublease commitments	851.4	79.9	137.2	107.7	526.6
Funding commitments	9.1	9.1	—	—	—
Accrued compensation and benefits	309.3	221.7	63.9	10.4	13.3
FIN 48 reserve	2.8	—	—	2.8	—
Federal transition tax	14.9	1.6	4.6	8.7	—
Total	$1,862.5	$987.3	$205.7	$129.6	$539.9

During 2010, as general partner of AllianceBernstein U.S. Real Estate L.P. (“Real Estate Fund”), we committed to invest $25.0 million in the Real Estate Fund. As of December 31, 2020, we had funded $22.4 million of this commitment. During 2014, as general partner of AllianceBernstein U.S. Real Estate II L.P. (“Real Estate Fund II”), we committed to invest $27.3 million, as amended in 2020, in the Real Estate Fund II. As of December 31, 2020, we had funded $20.8 million of this commitment.
Accrued compensation and benefits amounts in the table above exclude our accrued pension obligation. Offsetting our accrued compensation obligations are long-term incentive compensation-related investments and money market investments we funded totaling $67.0 million, which are included in our consolidated statement of financial condition. Any amounts reflected on the consolidated statement of financial condition as payables (to broker-dealers, brokerage clients and company-sponsored mutual funds) and accounts payable and accrued expenses (excluding the tax obligations above) are excluded from the table above.
We expect to make contributions to our qualified profit sharing plan of approximately $15 million in each of the next four years. We do not currently anticipate that we will contribute to the Retirement Plan during 2021.

The 2017 Tax Act (enacted in the U.S. on December 22, 2017) imposed a federal transition tax on mandatory deemed repatriation of certain deferred foreign earnings. Management elected to pay the transition tax in installments over an eight-year period from 2018 to 2025. The federal transition tax obligation is recorded to income tax payable on our consolidated statement of financial condition. See Note 20 to our consolidated financial statements in Item 8 for further discussion of our taxes.

During October 2018, we signed a lease, which commenced in the fourth quarter of 2020, relating to 218,976 square feet of space at our newly constructed Nashville headquarters. Our estimated total base rent obligation (excluding taxes, operating expenses and utilities) over the 15-year initial lease term is $134.0 million. During April 2019, we signed a lease, which commences in 2024, relating to approximately 190,000 square feet of newly constructed space in New York City. Our estimated total base rent obligation (excluding taxes, operating expenses and utilities) over the 20-year lease term is approximately $448.0 million. During the fourth quarter of 2020, we exercised an option to return a half floor of this space, which reduced our square footage from approximately 190,000 to 166,000 square feet and our base rent obligation from $448.0 million to $393.0 million. See Note 13 to our consolidated financial statements in Item 8 for discussion of our leases.

See Note 12 to our consolidated financial statements in Item 8 for a discussion of our debt.

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
Goodwill
As of December 31, 2020, we had goodwill of $3.1 billion on the consolidated statement of financial condition. We have determined that AB has only one reporting segment and reporting unit. We test our goodwill annually, as of September 30, for impairment. As of September 30, 2020, the impairment test indicated that goodwill was not impaired. The carrying value of goodwill is also reviewed if facts and circumstances occur that suggest possible impairment, such as significant declines in AUM, revenues, earnings or the price of an AB Holding Unit.
On an annual basis, or when circumstances warrant, goodwill is tested for impairment utilizing the market approach where the fair value of the reporting unit is based on its unadjusted market valuation (AB Units outstanding multiplied by AB Holding's Unit price) and earnings multiples. The price of a publicly-traded AB Holding Unit serves as a reasonable starting point for valuing an AB Unit because each represents the same fractional interest in our underlying business. Our market approach analysis also includes comparable industry earnings multiples applied to our earnings forecast and assumes a control premium (when applicable).
Throughout the year, the carrying value of goodwill is also reviewed for impairment if certain events or changes in circumstances occur, and trigger whether an interim impairment test may be required. Such changes in circumstances may include, but are not limited to, a sustained decrease in the price of an AB Unit or declines in AB’s market capitalization that would suggest that the fair value of the reporting unit is less than the carrying amount; significant and unanticipated declines in AB’s assets under management or revenues; and/or lower than expected earnings per unit. Any of these changes in circumstances could suggest the possibility that goodwill is impaired, but none of these events or circumstances by itself would indicate that it is more likely than not that goodwill is impaired. Instead, they are merely recognized as triggering events for the consideration of impairment and must be viewed in combination with any mitigating or positive factors. A holistic evaluation of all events since the most recent quantitative impairment test must be done to determine whether it is more likely than not that the reporting unit is impaired.

As of January 1, 2020, we adopted ASU 2017-04, Simplifying the Test for Goodwill Impairment. The guidance removed Step 2 of the goodwill impairment test, which had required a hypothetical purchase price allocation. As a result of the revised guidance, a goodwill impairment will be the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. Under this guidance, the goodwill impairment test no longer includes a determination by management of whether a decline in fair value is temporary; however, it is important to consider the impact of changing market conditions, including the severity and anticipated duration, is reflected in management's determination of fair value.
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

•Our Relocation Strategy: While the expenses, expense savings and EPU impact we expect will result from our Relocation Strategy are presented with numerical specificity, and we believe these figures to be reasonable as of the date of this report, the uncertainties surrounding the assumptions on which our estimates are based create a significant risk that our current estimates may not be realized. These assumptions include:
•the amount and timing of employee relocation costs, severance, and overlapping compensation and occupancy costs we experience; and
•the timing for execution of each phase of our relocation implementation plan.
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
Trading and Non-Trading Market Risk Sensitive Instruments
Investments with Interest Rate Risk—Fair Value
The table below provides our potential exposure with respect to our fixed income investments, measured in terms of fair value, to an immediate 100 basis point increase in interest rates at all maturities from the levels prevailing as of December 31, 2020 and 2019. Such a fluctuation in interest rates is a hypothetical rate scenario used to calibrate potential risk and does not represent our view of future market movements. While these fair value measurements provide a representation of interest rate sensitivity of our investments in fixed income mutual funds and fixed income hedge funds, they are based on our exposures at a particular point in time and may not be representative of future market results. These exposures will change as a result of ongoing changes in investments in response to our assessment of changing market conditions and available investment opportunities:

	As of December 31,
	2020		2019
	Fair Value	Effect of +100 Basis Point Change	Fair Value	Effect of +100 Basis Point Change
	(in thousands)
Fixed Income Investments:
Trading	$35,555	$(2,457)	$36,122	$(2,445)
Investments with Equity Price Risk—Fair Value
Our investments also include investments in equity securities, mutual funds and hedge funds. The following table provides our potential exposure with respect to our equity investments, measured in terms of fair value, to an immediate 10% drop in equity prices from those prevailing as of December 31, 2020 and 2019. A 10% decrease in equity prices is a hypothetical scenario used to calibrate potential risk and does not represent our view of future market movements. While these fair value measurements provide a representation of equity price sensitivity of our investments in equity securities, mutual funds and hedge funds, they are based on our exposures at a particular point in time and may not be representative of future market results. These exposures will change as a result of ongoing portfolio activities in response to our assessment of changing market conditions and available investment opportunities:

	As of December 31,
	2020		2019
	Fair Value	Effect of -10% Equity Price Change	Fair Value	Effect of -10% Equity Price Change
	(in thousands)
Equity Investments:
Trading	$137,529	$(13,753)	$151,140	$(15,114)
Other investments	80,291	(8,029)	79,532	(7,953)

Item 8. Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
To the General Partner and Unitholders of AllianceBernstein L.P.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial condition of AllianceBernstein L.P. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of income, of comprehensive income, of changes in partners’ capital and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes and financial statement schedule listed in the index appearing under Item 15(a) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Performance-Based Fees

As described in Notes 2 and 3 to the consolidated financial statements, performance-based fees earned were $132.6 million for the year ended December 31, 2020. The transaction price for the asset management performance obligation for certain hedge fund and alternative investment advisory contracts, provide for a performance-based fee, in addition to the base advisory fee, which is calculated as either a percentage of absolute investment results or a percentage of investment results in excess of a stated benchmark over a specified period of time. The performance-based fees are forms of variable consideration and are therefore excluded from the transaction price until it becomes probable that there will not be significant reversal of the cumulative revenue recognized. Constraining factors impacting the amount of variable consideration included in the transaction price include the contractual claw-back provisions to which the variable consideration is subject, the length of time to which the uncertainty of the consideration is subject, the number and range of possible consideration amounts, the probability of significant fluctuations in the fund’s market value and the level at which the fund’s value exceeds the contractual threshold required to earn such a fee. With respect to the constraining factors related to the fund’s market value, management measures assets under management (AUM) using established market-based valuation methods and fair valuation (non-observable market) methods. Fair valuation methods, including discounted cash flow models and other methods, are used only where AUM cannot be valued using market-based valuation methods, such as in the case of private equity or illiquid securities.

The principal considerations for our determination that performing procedures relating to performance-based fees is a critical audit matter are the significant audit effort in performing procedures and evaluating evidence related to these fees, including evaluating evidence related to the constraining factors impacting the amount of variable consideration, and the audit effort also included the involvement of professionals with specialized skill and knowledge to assist in evaluating management's estimate of the funds' market value where fair valuation methods are used.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the Company’s revenue recognition process for performance-based fees, including controls over the assessment of constraining factors and the valuation of AUM. These procedures also included, among others, testing management’s process for determining performance-based fees, including evaluating the appropriateness of the methods used, testing the contractual claw-back provisions to which the variable consideration is subject and, on a sample basis, evaluating the reasonableness of management’s assumptions related to the length of time to which the uncertainty of the consideration is subject, the number and range of possible consideration amounts and the probability of significant fluctuations in the funds’ market value and, as applicable, the level at which a fund’s value exceeded the contractual threshold required to earn such fees. In evaluating management’s estimates of the funds’ market value, procedures included the involvement of professionals with specialized skill and knowledge to assist in developing an independent range of prices for a sample of securities used in determining the underlying funds’ market value where fair valuation methods are used, and comparison of management’s estimate of the securities’ fair value to the independently developed ranges. Developing the independent estimate of securities’ fair value involved testing the completeness and accuracy of data provided by management and independently developing the significant assumptions for the sampled securities.

/s/PricewaterhouseCooper LLP
New York, New York
February 11, 2021

We have served as the Company’s auditor since 2006.

AllianceBernstein L.P. and Subsidiaries
Consolidated Statements of Financial Condition

	December 31,
	2020	2019
	(in thousands, except unit amounts)
ASSETS
Cash and cash equivalents	$1,037,400	$679,738
Cash and securities segregated, at fair value (cost $1,752,483 and $1,090,443)	1,753,478	1,094,866
Receivables, net:
Brokers and dealers	92,638	97,966
Brokerage clients	1,713,377	1,536,674
AB funds fees	325,407	261,588
Other fees	148,746	148,744
Investments:
Long-term incentive compensation-related	60,114	50,902
Other	193,261	215,892
Assets of consolidated company-sponsored investment funds:
Cash and cash equivalents	36,506	11,433
Investments	302,582	581,004
Other assets	12,244	19,810
Furniture, equipment and leasehold improvements, net	147,874	145,251
Goodwill	3,082,778	3,076,926
Intangible assets, net	44,496	55,366
Deferred sales commissions, net	64,066	36,296
Right-of-use assets	418,455	362,693
Other assets	264,418	330,943
Total assets	$9,697,840	$8,706,092

LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST AND CAPITAL
Liabilities:
Payables:
Brokers and dealers	$216,403	$201,778
Securities sold not yet purchased	17,791	30,157
Brokerage clients	3,440,266	2,531,946
AB mutual funds	65,550	71,142
Accounts payable and accrued expenses	197,657	192,110
Lease liabilities	505,549	468,451
Liabilities of consolidated company-sponsored investment funds	30,620	31,017
Accrued compensation and benefits	335,122	276,829
Debt	675,000	560,000
Total liabilities	5,483,958	4,363,430

AllianceBernstein L.P. and Subsidiaries

	December 31,
	2020	2019
Commitments and contingencies (See Note 14)
Redeemable non-controlling interest	102,359	325,561
Capital:
General Partner	41,776	41,225
Limited partners: 270,509,658 and 270,380,314 units issued and outstanding	4,229,485	4,174,201
Receivables from affiliates	(8,316)	(9,011)
AB Holding Units held for long-term incentive compensation plans	(57,219)	(76,310)
Accumulated other comprehensive loss	(94,203)	(113,004)
Partners’ capital attributable to AB Unitholders	4,111,523	4,017,101
Total liabilities, redeemable non-controlling interest and capital	$9,697,840	$8,706,092
See Accompanying Notes to Consolidated Financial Statements.

AllianceBernstein L.P. and Subsidiaries
Consolidated Statements of Income

	Years Ended December 31,
	2020	2019	2018
	(in thousands, except per unit amounts)
Revenues:
Investment advisory and services fees	$2,595,436	$2,472,044	$2,362,211
Bernstein research services	459,744	407,911	439,432
Distribution revenues	529,781	455,043	418,562
Dividend and interest income	50,923	104,421	98,226
Investment (losses) gains	(16,401)	38,659	2,653
Other revenues	104,703	97,559	98,676
Total revenues	3,724,186	3,575,637	3,419,760
Less: Interest expense	15,650	57,205	52,399
Net revenues	3,708,536	3,518,432	3,367,361

Expenses:
Employee compensation and benefits	1,494,198	1,442,783	1,378,811
Promotion and servicing:
Distribution-related payments	569,283	487,965	427,186
Amortization of deferred sales commissions	27,355	15,029	21,343
Trade execution, marketing, T&E and other	189,787	219,860	222,630
General and administrative:
General and administrative	485,544	484,750	448,996
Real estate charges	5,526	3,324	7,160
Contingent payment arrangements	1,855	(510)	(2,219)
Interest on borrowings	6,180	13,035	10,359
Amortization of intangible assets	21,372	28,759	27,781
Total expenses	2,801,100	2,694,995	2,542,047

Operating income	907,436	823,437	825,314

Income tax	45,653	41,754	45,816

Net income	861,783	781,683	779,498

Net (loss) income of consolidated entities attributable to non-controlling interests	(4,169)	29,641	21,910

Net income attributable to AB Unitholders	$865,952	$752,042	$757,588

Net income per AB Unit:
Basic	$3.19	$2.78	$2.79
Diluted	$3.19	$2.78	$2.78
See Accompanying Notes to Consolidated Financial Statements.

AllianceBernstein L.P. and Subsidiaries
Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2020	2019	2018
	(in thousands)
Net income	$861,783	$781,683	$779,498
Other comprehensive income:
Foreign currency translation adjustments, before reclassification and tax:	23,882	5,986	(19,337)
Less: reclassification adjustment for losses included in net income upon liquidation	(216)	—	(100)
Foreign currency translation adjustments, before tax	24,098	5,986	(19,237)
Income tax (expense) benefit	(854)	(383)	620
Foreign currency translation adjustments, net of tax	23,244	5,603	(18,617)
Changes in employee benefit related items:
Amortization of prior service cost	24	24	24
Recognized actuarial (loss) gain	(4,280)	(7,891)	1,586
Changes in employee benefit related items	(4,256)	(7,867)	1,610
Income tax benefit (expense)	(187)	274	(139)
Employee benefit related items, net of tax	(4,443)	(7,593)	1,471
Other	—	—	374
Other comprehensive gain (loss)	18,801	(1,990)	(16,772)
Less: Comprehensive (loss) income in consolidated entities attributable to non-controlling interests	(4,169)	29,788	21,864
Comprehensive income attributable to AB Unitholders	$884,753	$749,905	$740,862
See Accompanying Notes to Consolidated Financial Statements.

AllianceBernstein L.P. and Subsidiaries
Consolidated Statements of Changes in Partners’ Capital

	Years Ended December 31,
	2020	2019	2018
	(in thousands)
General Partner’s Capital
Balance, beginning of year	$41,225	$40,240	$41,221
Net income	8,660	7,521	7,576
Cash distributions to General Partner	(8,376)	(7,042)	(8,608)
Long-term incentive compensation plans activity	(23)	149	(39)
Issuance (retirement) of AB Units, net	290	357	(256)
Impact of adoption of revenue recognition standard ASC 606	—	—	349
Other	—	—	(3)
Balance, end of year	41,776	41,225	40,240
Limited Partners' Capital
Balance, beginning of year	4,174,201	4,075,306	4,168,841
Net income	857,292	744,521	750,012
Cash distributions to Unitholders	(828,503)	(696,470)	(849,585)
Long-term incentive compensation plans activity	(2,147)	14,741	(3,880)
Issuance (retirement) of AB Units, net	28,642	35,259	(25,486)
Impact of adoption of revenue recognition standard ASC 606	—	—	34,601
Other	—	844	803
Balance, end of year	4,229,485	4,174,201	4,075,306
Receivables from Affiliates
Balance, beginning of year	(9,011)	(11,430)	(11,494)
Capital contributions from General Partner	—	—	19
Compensation plan accrual	—	—	352
Long-term incentive compensation awards expense	802	1,125	—
Capital contributions from AB Holding	(107)	1,294	(307)
Balance, end of year	(8,316)	(9,011)	(11,430)
AB Holding Units held for Long-term Incentive Compensation Plans
Balance, beginning of year	(76,310)	(77,990)	(42,688)
Purchases of AB Holding Units to fund long-term compensation plans, net	(148,624)	(171,930)	(267,427)
(Issuance) retirement of AB Units, net	(28,696)	(35,736)	25,589
Long-term incentive compensation awards expense	194,840	207,057	187,514
Re-valuation of AB Holding Units held in rabbi trust	1,556	(4,403)	19,022
Other	15	6,692	—
Balance, end of year	(57,219)	(76,310)	(77,990)
Accumulated Other Comprehensive Income (Loss)
Balance, beginning of year	(113,004)	(110,866)	(94,140)
Foreign currency translation adjustment, net of tax	23,244	5,455	(18,571)
Changes in employee benefit related items, net of tax	(4,443)	(7,593)	1,471
Unrealized gain on investments, net of tax	—	—	—
Other	—	—	374
Balance, end of year	(94,203)	(113,004)	(110,866)
Total Partners' Capital attributable to AB Unitholders	4,111,523	4,017,101	3,915,260
Non-redeemable Non-controlling Interests in Consolidated Entities
Balance, beginning of year	—	949	1,564
Net income	—	91	69
Foreign currency translation adjustment	—	147	(46)
Purchase of non-controlling interest	—	(1,187)	—
Distributions (to) non-controlling interests of our consolidated venture capital fund activities	—	—	(638)
Balance, end of year	—	—	949
Total Capital	$4,111,523	$4,017,101	$3,916,209
See Accompanying Notes to Consolidated Financial Statements.

AllianceBernstein L.P. and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2020	2019	2018
	(in thousands)
Cash flows from operating activities:
Net income	$861,783	$781,683	$779,498
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred sales commissions	27,355	15,029	21,343
Non-cash long-term incentive compensation expense	195,642	208,182	187,514
Depreciation and other amortization	138,240	166,542	70,000
Unrealized losses (gains) on investments	10,405	(13,431)	23,164
Unrealized (gains) on investments of consolidated company-sponsored investment funds	(854)	(36,150)	(14,217)
Other, net	(2,914)	10,281	(6,446)
Changes in assets and liabilities:
(Increase) decrease in securities, segregated	(658,612)	74,688	(353,204)
(Increase) decrease in receivables	(182,684)	223,137	(207,000)
Decrease (increase) in investments	7,597	460,347	(294,383)
Decrease (increase) in investments of consolidated company-sponsored investment funds	279,276	(193,158)	908,804
(Increase) in deferred sales commissions	(55,125)	(34,177)	(8,365)
(Increase) in right-of-use assets	(131,765)	(11,141)	—
Decrease (increase) in other assets	69,160	(23,140)	(152,726)
Increase (decrease) in other assets and liabilities of consolidated company-sponsored investment funds, net	7,169	11,437	(662,934)
Increase (decrease) in payables	861,502	(641,369)	1,024,317
Increase (decrease) in lease liabilities	37,695	(107,276)	—
Increase (decrease) in accounts payable and accrued expenses	10,666	(56,518)	(11,225)
Increase (decrease) in accrued compensation and benefits	46,885	(7,486)	4,341
Net cash provided by operating activities	1,521,421	827,480	1,308,481

Cash flows from investing activities:
Purchases of equity method investments	(4,079)	—	—
Purchases of furniture, equipment and leasehold improvements	(41,504)	(28,303)	(32,789)
Acquisition of businesses, net of cash acquired	(13,552)	5,255	—
Net cash used in investing activities	(59,135)	(23,048)	(32,789)

Cash flows from financing activities:
Proceeds (repayment) of debt	115,000	2,105	(25,454)
(Decrease) increase in overdrafts payable	(12,633)	(59,924)	3,273
Distributions to General Partner and Unitholders	(836,879)	(703,512)	(858,193)
Capital contributions (to) non-controlling interests in consolidated entities	—	—	(638)
(Redemptions) subscriptions of non-controlling interests of consolidated company-sponsored investment funds, net	(219,033)	150,091	(472,143)
Capital contributions (to) from affiliates	(867)	269	(1,421)
Interest accretion, net of (payments) on contingent payment arrangements	1,921	(1,991)	(1,093)
Additional investments by AB Holding with proceeds from exercise of compensatory options to buy AB Holding Units	147	11,511	16,589
Purchases of AB Holding Units to fund long-term incentive compensation plan awards, net	(148,624)	(171,930)	(267,427)
Other	(1,615)	(1,580)	(2,151)
Net cash used in financing activities	(1,102,583)	(774,961)	(1,608,658)
Effect of exchange rate changes on cash and cash equivalents	23,032	8,376	(12,158)
Net increase (decrease) in cash and cash equivalents	382,735	37,847	(345,124)
Cash and cash equivalents as of beginning of the period	691,171	653,324	998,448
Cash and cash equivalents as of end of the period	$1,073,906	$691,171	$653,324

Cash paid:
Interest paid	$18,858	$66,002	$60,286
Income taxes paid	59,791	52,444	41,946

Non-cash investing activities:
Fair value of assets acquired (excluding cash acquired of $0.6 million and $11.8 million)	18,389	28,966	—
Fair value of liabilities assumed	437	16,837	—
Non-cash financing activities:
Payables recorded under contingent payment arrangements	4,400	17,384	—
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
1. Business Description and Organization
We provide diversified investment management, research and related services globally to a broad range of clients. Our principal services include:
•Institutional Services—servicing our institutional clients, including private and public pension plans, foundations and endowments, insurance companies, central banks and governments worldwide, and affiliates such as Equitable Holdings, Inc. ("EQH") and its subsidiaries, by means of separately-managed accounts, sub-advisory relationships, structured products, collective investment trusts, mutual funds, hedge funds and other investment vehicles.
•Retail Services—servicing our retail clients, primarily by means of retail mutual funds sponsored by AB or an affiliated company, sub-advisory relationships with mutual funds sponsored by third parties, separately-managed account programs sponsored by financial intermediaries worldwide and other investment vehicles.
•Private Wealth Management Services—servicing our private clients, including high-net-worth individuals and families, trusts and estates, charitable foundations, partnerships, private and family corporations, and other entities, by means of separately-managed accounts, hedge funds, mutual funds and other investment vehicles.
•Bernstein Research Services—servicing institutional investors, such as pension fund, hedge fund and mutual fund managers, seeking high-quality fundamental research, quantitative services and brokerage-related services in equities and listed options.
We also provide distribution, shareholder servicing, transfer agency services and administrative services to the mutual funds we sponsor.
Our high-quality, in-depth research is the foundation of our business. Our research disciplines include economic, fundamental equity, fixed income and quantitative research. In addition, we have expertise in multi-asset strategies, wealth management, environmental, social and corporate governance ("ESG") and alternative investments.
We provide a broad range of investment services with expertise in:
•Actively-managed equity strategies, with global and regional portfolios across capitalization ranges, concentration ranges and investment strategies, including value, growth and core equities;
•Actively-managed traditional and unconstrained fixed income strategies, including taxable and tax-exempt strategies;

•Alternative investments, including hedge funds, fund of funds, direct lending, real estate and private equity;

•Multi-asset solutions and services, including dynamic asset allocation, customized target-date funds and target-risk funds; and

•Some passive management, including index and enhanced index strategies.

Organization

During the second quarter of 2018, AXA S.A. ("AXA") completed the sale of a minority stake in EQH through an initial public offering ("IPO"). Since then, AXA has completed additional offerings and taken other steps, most recently during the fourth quarter of 2019. As a result, AXA owned less than 10% of the outstanding common stock of EQH as of December 31, 2020.
As of December 31, 2020, EQH owned approximately 4.1% of the issued and outstanding units representing assignments of beneficial ownership of limited partnership interests in AllianceBernstein Holding L.P. (“AB Holding Units”). AllianceBernstein Corporation (an indirect wholly-owned subsidiary of EQH, “General Partner”) is the general partner of both AllianceBernstein Holding L.P. (“AB Holding”) and AB. AllianceBernstein Corporation owns 100,000 general partnership units in AB Holding and a 1% general partnership interest in AB.

As of December 31, 2020, the ownership structure of AB, including limited partnership units outstanding as well as the general partner's 1% interest, was as follows:

EQH and its subsidiaries	63.3%
AB Holding	36.0
Unaffiliated holders	0.7
100.0%
Including both the general partnership and limited partnership interests in AB Holding and AB, EQH and its subsidiaries had an approximate 64.8% economic interest in AB as of December 31, 2020.
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
Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326). This new guidance related to the accounting for credit losses on financial instruments and introduced an approach based on expected losses to estimate credit losses on certain types of financial instruments. It also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. We adopted this standard prospectively on January 1, 2020. The adoption of this standard did not have a material impact on our financial condition or results of operations.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment. The guidance removed Step 2 of the goodwill impairment test, which had required a hypothetical purchase price allocation. As a result of the revised guidance, a goodwill impairment will be the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. We adopted this standard prospectively on January 1, 2020. The adoption of this standard did not have a material impact on our financial condition or results of operations.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. The amendment modified the disclosure requirements for fair value measurements by removing, modifying or adding certain disclosures. We adopted this standard prospectively on January 1, 2020. The adoption of this standard did not have a material impact on our financial condition or results of operations.

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. The amendment aligned the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements that currently exist in GAAP for capitalizing implementation costs incurred to develop or obtain internal-use software. Implementation costs are either capitalized or expensed as incurred depending on the project stage. All costs in the preliminary and post-implementation project stages are expensed as incurred, while certain costs within the application development stage are capitalized. We adopted this standard prospectively on January 1, 2020. The adoption of this standard did not have a material impact on our financial condition or results of operations.

In March 2020, FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendment was intended to provide temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. This guidance was effective beginning on March 12, 2020, and can be applied to amendments prospectively through December 31, 2022. An entity may elect to apply the amendments in this update, as well as amendments include in ASU 2021-01 issued in January 2021, as of the beginning of the interim period that includes March 12, 2020. We adopted these standards prospectively on January 1, 2020. The adoption of these standards did not have a material impact on our financial condition or results of operations.

Accounting Pronouncements Not Yet Adopted in 2020

In August 2018, the FASB issued ASU 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Topic 715-20). The amendment modifies the disclosure requirements for employers that sponsor defined benefit pension or other post-retirement plans. The revised guidance is effective for financial statements issued for fiscal years beginning after December 15, 2020. The revised guidance will not have a material impact on our financial condition or results of operations.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify US GAAP for other areas of Topic 740 by clarifying and amending the existing guidance. The revised guidance is effective for financial statements issued for fiscal years beginning after December 15, 2020. The revised guidance will not have a material impact on our financial condition or results of operations.

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

Bernstein Research Services
Bernstein Research Services revenue consists principally of commissions received, and to a lesser but increasing extent, direct payments for trade execution services and providing equity research services to institutional clients. Brokerage commissions for trade execution services and related expenses are recorded on a trade-date basis when the performance obligations are satisfied. Generally, the transaction price is agreed upon at the point of each trade and based upon the number of shares traded or the value of the consideration traded. Research revenues are recognized when the transaction price is quantified, collectability is assured and significant reversal of such revenue is not probable.

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
Contract Assets and Liabilities
We use the practical expedient for contracts that have an original duration of one year or less. Accordingly, we do not consider the time value of money and, instead, accrue the incremental costs of obtaining the contract when incurred. As of December 31, 2020, the balances of contract assets and contract liabilities are not considered material and, accordingly, no further disclosures are necessary.
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

Brokerage Transactions
Customers’ securities transactions are recorded on a settlement date basis, with related commission income and expenses reported on a trade date basis. Receivables from and payables to clients include amounts due on cash and margin transactions. Securities owned by customers are held as collateral for receivables; such collateral is not reflected in the consolidated financial statements. We have the ability by contract or custom to sell or re-pledge this collateral, and have done so at various times. As of December 31, 2020, there were no re-pledged securities. Principal securities transactions and related expenses are recorded on a trade date basis.
Securities borrowed and securities loaned by our broker-dealer subsidiaries are recorded at the amount of cash collateral advanced or received in connection with the transaction and are included in receivables from and payables to brokers and dealers in the consolidated statements of financial condition. Securities borrowed transactions require us to deposit cash collateral with the lender. With respect to securities loaned, we receive cash collateral from the borrower. See Note 8 for securities borrowed and loaned amounts recorded in our consolidated statements of financial condition as of December 31, 2020 and 2019. The initial collateral advanced or received approximates or is greater than the fair value of securities borrowed or loaned. We monitor the fair value of the securities borrowed and loaned on a daily basis and request additional collateral or return excess collateral, as appropriate. As of December 31, 2020 and 2019, there is no allowance provision required for the collateral advanced. Income or expense is recognized over the life of the transaction.
As of December 31, 2020 and 2019, we had $130.0 million and $204.0 million, respectively, of cash on deposit with clearing organizations for trade facilitation purposes, which are reported in other assets in our consolidated statements of financial condition. As of December 31, 2020 and 2019, we held no U.S. Treasury bills pledged as collateral. These clearing organizations have the ability by contract or custom to sell or re-pledge the collateral, if any.
Current Expected Credit Losses- Receivables from Brokerage clients
Receivables from clients is primarily composed of margin loan balances. The value of the securities owned by clients and held as collateral for these receivables is not reflected in the Consolidated Financial Statements and the collateral was not repledged or sold as of December 31, 2020 and 2019. We consider these financing receivables to be of good credit quality due to the fact that these receivables are primarily collateralized by the related client investments.
To estimate expected credit losses on margin loans, we applied the collateral maintenance practical expedient by comparing the amortized cost basis of the margin loans with the fair value of the collateral at the reporting date. Margin loans are limited to a percentage of the total value of the securities held in the client's account against those loans. AB requires, in the event of a decline in the market value of the securities in a margin account, the client to deposit additional securities or cash so that, at all times, the value of the securities in the account, at a minimum, cover the loan to the client. As such, AB reasonably expects that the borrower will be able to continually replenish collateral securing the financial asset and does not expect the fair value of collateral to fall below the amortized cost bases of the margin loans and, as a result, we consider the credit risk associated with these receivables to be minimal. In circumstances when a loan becomes undercollateralized and the client fails to deposit additional securities or cash, AB reserves the right to liquidate the account.

Current Expected Credit Losses - Receivables from Revenue Contracts with Customers
The majority of our revenue receivables are from investment advisory and service fees, and distribution revenues, that are typically paid out of the client accounts or third-party products consisting of cash and securities. Due to the size of the fees in relation to the value of the cash and securities in account or funds, the account value always exceeds the amortized cost basis of the receivables, resulting in a remote risk of loss. These receivables have a short duration, generally due within 30-90 days and there is minimal historical evidence of non-payment or market declines that would cause the fair value of the underlying securities to decline below the amortized cost of the receivables. AB maintains an allowance for credit losses based upon an estimate of the amount of potential credit losses in existing accounts receivable, as determined from a review of aging schedules, past due balances, historical collection experience and other specific account data. Once determined uncollectible, aged balances are written off as credit loss expense. This determination is based on careful analysis of individual receivables and aging schedules, and generally occurs when the receivable becomes over 360 days past due. Our aged receivables and amounts written off related to credit losses in any year are not material.
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
As of December 31, 2020, goodwill of $3.1 billion on the consolidated statement of financial condition included $2.8 billion as a result of the Bernstein acquisition and $282 million in regard to various smaller acquisitions. We have determined that AB has only one reporting segment and reporting unit.
Goodwill is tested annually, as of September 30, for impairment utilizing the market approach where the fair value of the reporting unit is based on its unadjusted market valuation (AB Units outstanding multiplied by AB Holding's Unit price) and adjusted market valuations assuming a control premium (when applicable). The price of a publicly-traded AB Holding Unit serves as a reasonable starting point for valuing an AB Unit because each represents the same fractional interest in our underlying business. Throughout the year, the carrying value of goodwill is also reviewed for impairment if certain events or changes in circumstances occur, and trigger whether an interim impairment test may be required. Such changes in circumstances may include, but are not limited to, a sustained decrease in the price of an AB Holding Unit or declines in AB’s market capitalization that would suggest that the fair value of the reporting unit is less than the carrying amount; significant and unanticipated declines in AB’s assets under management or revenues; and/or lower than expected earnings per unit. Any of these changes in circumstances could suggest the possibility that goodwill is impaired, but none of these events or circumstances by itself would indicate that it is more likely than not that goodwill is impaired. Instead, they are merely recognized as triggering events for the consideration of impairment and must be viewed in combination with any mitigating or positive factors. A holistic evaluation of all events since the most recent quantitative impairment test must be done to determine whether it is more likely than not that the reporting unit is impaired. As of September 30, 2020, the impairment test indicated that goodwill was not impaired. There were no facts or circumstances occurring in the fourth quarter of 2020 suggesting possible impairment.
As of January 1, 2020, we adopted ASU 2017-04, Simplifying the Test for Goodwill Impairment. The guidance removed Step 2 of the goodwill impairment test, which had required a hypothetical purchase price allocation. As a result of the revised guidance, a goodwill impairment will be the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. Under this guidance, the goodwill impairment test no longer includes a determination by management of whether a decline in fair value is temporary; however, it is important to consider the impact of changing market conditions, including the severity and anticipated duration, is reflected in management's determination of fair value.

Intangible Assets, Net
Intangible assets consist primarily of costs assigned to acquired investment management contracts based on their estimated fair value at the time of acquisition, less accumulated amortization. Intangible assets are recognized at fair value and generally are amortized on a straight-line basis over their estimated useful life ranging from six years to 20 years.
As of December 31, 2020, intangible assets, net of accumulated amortization, of $44.5 million on the consolidated statement of financial condition consists of $29.2 million of finite-lived intangible assets subject to amortization and $15.3 million of indefinite-lived intangible assets not subject to amortization. As of December 31, 2019, intangible assets, net of accumulated amortization, of $55.4 million on the consolidated statement of financial condition consisted of $41.9 million of finite-lived intangible assets subject to amortization, of which $15.5 million related to the Bernstein acquisition (which was fully amortized as of December 31, 2020), and $13.5 million of indefinite-lived intangible assets not subject to amortization in regard to other acquisitions. The gross carrying amount of finite-lived intangible assets totaled $65.1 million as of December 31, 2020 and $468.9 million as of December 31, 2019, and accumulated amortization was $35.9 million as of December 31, 2020 and $427.0 million as of December 31, 2019. Amortization expense was $21.4 million for 2020, $28.8 million for 2019 and $27.8 million for 2018. Estimated annual amortization expense for 2021 is approximately $6 million, $5 million in years two through four, then approximately $4 million in year five.
We periodically review indefinite-lived intangible assets for impairment as events or changes in circumstances indicate that the carrying value may not be recoverable. If the carrying value exceeds fair value, we perform additional impairment tests to measure the amount of the impairment loss, if any. During the fourth quarter of 2020, we recorded an impairment of $1.5 million relating to our 2016 acquisition of Ramius Alternative Solutions LLC. Due to the loss of acquired investment management contracts during 2020, the carrying value of the finite-lived intangible assets exceeded the fair value of the contracts. We determined the fair value of the contracts using a discounted cashflow model. The impairment charge was recorded in general and administrative expenses in the consolidated statements of income.
Deferred Sales Commissions, Net
We pay commissions to financial intermediaries in connection with the sale of shares of open-end company-sponsored mutual funds sold without a front-end sales charge (“back-end load shares”). These commissions are capitalized as deferred sales commissions and amortized over periods not exceeding one year for U.S. fund shares and four years for Non-U.S. Fund shares, the periods of time during which deferred sales commissions generally are recovered. We recover these commissions from distribution services fees received from those funds and from CDSC received from shareholders of those funds upon the redemption of their shares. CDSC cash recoveries are recorded as reductions of unamortized deferred sales commissions when received. Since January 31, 2009, our U.S. mutual funds have not offered back-end load shares to new investors.
We periodically review the deferred sales commission asset for impairment as events or changes in circumstances indicate that the carrying value may not be recoverable. If these factors indicate impairment in value, we compare the carrying value to the undiscounted cash flows expected to be generated by the asset over its remaining life. If we determine the deferred sales commission asset is not fully recoverable, the asset will be deemed impaired and a loss will be recorded in the amount by which the recorded amount of the asset exceeds its estimated fair value. There were no impairment charges recorded during 2020 or 2019.
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
Contingent Payment Arrangements
We periodically enter into contingent payment arrangements in connection with our business combinations. In these arrangements, we agree to pay additional consideration to the sellers to the extent that certain performance targets are achieved. We estimate the fair value of these potential future obligations at the time a business combination is consummated and record a liability on our consolidated statements of financial condition. We then accrete the obligation to its expected payment amount over the measurement period. If our expected payment amount subsequently changes, the obligation is modified in the current period resulting in a gain or loss. Both gains and losses resulting from changes to expected payments and the accretion of these obligations to their expected payment amounts are reflected within contingent payment arrangements in our consolidated statements of income. During the fourth quarter of 2020, we recorded an impairment of the contingent consideration payable of $1.4 million relating to our 2016 acquisition of Ramius Alternative Solutions LLC.
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
Awards granted in December 2020, 2019 and 2018 allowed employee participants to allocate their awards between restricted AB Holding Units and deferred cash. Participants (except certain members of senior management) generally could allocate up to 50% of their awards to deferred cash, not to exceed a total of $250,000 per award. Each of our employees based outside of the United States (other than expatriates), who received an award of $100,000 or less, could have allocated up to 100% of his or her award to deferred cash. Participants allocated their awards prior to the date on which the Compensation Committee granted awards in December 2020, 2019 and 2018. For these awards, the number of AB Holding Units awarded was based on the closing price of an AB Holding Unit on the grant date. For awards granted in 2020, 2019 and 2018:
•We engage in open-market purchases of AB Holding Units or purchase newly-issued AB Holding Units from AB Holding that are awarded to participants and keep them in a consolidated rabbi trust.
•Quarterly distributions on vested and unvested AB Holding Units are paid currently to participants, regardless of whether or not a long-term deferral election has been made.
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

Repurchases of AB Holding Units for the years ended December 31, 2020 and 2019 consisted of the following:

	Years Ended December 31,
	2020	2019
	(in millions)
Total amount of AB Holding Units Purchased (1)	5.4	6.0
Total Cash Paid for AB Holding Units Purchased(1)	$149.0	$172.6
Open Market Purchases of AB Holding Units Purchased (2)	3.1	2.9
Total Cash Paid for Open Market Purchases of AB Holding Units (2)	$74.0	$82.7
(1) Purchased on a trade date basis.
(2) The remainder related to purchases of AB Holding Units from employees to fulfill statutory tax withholding requirements at the time of delivery of long-term incentive compensation awards.
Each quarter, we consider whether to implement a plan to repurchase AB Holding Units pursuant to Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended (“Exchange Act”). A plan of this type allows a company to repurchase its shares at times when it otherwise might be prevented from doing so because of self-imposed trading blackout periods or because it possesses material non-public information. Each broker we select has the authority to repurchase AB Holding Units on our behalf in accordance with the terms and limitations specified in the plan. Repurchases are subject to regulations promulgated by the SEC as well as certain price, market volume and timing constraints specified in the plan. The plan adopted during the fourth quarter of 2020 expired at the close of business on February 10, 2021. We may adopt additional plans in the future to engage in open-market purchases of AB Holding Units to help fund anticipated obligations under our incentive compensation award program and for other corporate purposes.
During 2020, we granted to employees and Eligible Directors 5.7 million restricted AB Holding Units (including 5.0 million granted in December for 2020 year-end awards to employees). During 2019, we granted to employees and Eligible Directors 7.7 million restricted AB Holding Units (including 5.4 million granted in December for 2019 year-end awards to employees). We used AB Holding Units repurchased during the periods and newly-issued AB Holding Units to fund these awards.
During 2020 and 2019, AB Holding issued 5,182 and 0.5 million AB Holding Units, respectively, upon exercise of options to buy AB Holding Units. AB Holding used the proceeds of $0.1 million and $11.5 million, respectively, received from award recipients as payment in cash for the exercise price to purchase the equivalent number of newly-issued AB Units.
Foreign Currency Translation and Transactions
Assets and liabilities of foreign subsidiaries are translated from functional currencies into United States dollars (“US$”) at exchange rates in effect at the balance sheet dates, and related revenues and expenses are translated into US$ at average exchange rates in effect during each period. Net foreign currency gains and losses resulting from the translation of assets and liabilities of foreign operations into US$ are reported as a separate component of other comprehensive income in the consolidated statements of comprehensive income. Net foreign currency transaction losses were $3.3 million, $2.0 million and $0.1 million for 2020, 2019 and 2018, respectively, and are reported in general and administrative expenses on the consolidated statements of income.
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
On February 11, 2021, the General Partner declared a distribution of $1.05 per AB Unit, representing a distribution of Available Cash Flow for the three months ended December 31, 2020. The General Partner, as a result of its 1% general partnership interest, is entitled to receive 1% of each distribution. The distribution is payable on March 4, 2021 to holders of record on February 22, 2021.

Total cash distributions per Unit paid to the General Partner and Unitholders during 2020, 2019 and 2018 were $3.08, $2.60 and $3.16, respectively.
Comprehensive Income
We report all changes in comprehensive income in the consolidated statements of comprehensive income. Comprehensive income includes net income, as well as foreign currency translation adjustments, actuarial gains (losses) and prior service cost. Deferred taxes were not recognized on foreign currency translation adjustments for foreign subsidiaries which had earnings that were considered permanently invested outside the United States.
3. Revenue Recognition

Revenues for the years ended December 31, 2020, 2019 and 2018 consisted of the following:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Subject to contracts with customers:
Investment advisory and services fees
Base fees	$2,462,810	$2,372,429	$2,244,068
Performance-based fees	132,626	99,615	118,143
Bernstein research services	459,744	407,911	439,432
Distribution revenues
All-in-management fees	331,268	291,999	254,477
12b-1 fees	75,973	80,268	87,166
Other	122,540	82,776	76,919
Other revenues
Shareholder servicing fees	82,317	77,394	75,974
Other	21,240	17,924	19,211
	3,688,518	3,430,316	3,315,390
Not subject to contracts with customers:
Dividend and interest income, net of interest expense	35,273	47,216	45,827
Investment (losses) gains	(16,401)	38,659	2,653
Other revenues	1,146	2,241	3,491
	20,018	88,116	51,971
Total net revenues	$3,708,536	$3,518,432	$3,367,361

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

	Year Ended December 31,
	2020	2019	2018
	(in thousands, except per unit amounts)
Net income attributable to AB Unitholders	$865,952	$752,042	$757,588

Weighted average units outstanding—basic	269,058	268,075	269,236
Dilutive effect of compensatory options to buy AB Holding Units	27	44	251
Weighted average units outstanding—diluted	269,085	268,119	269,487

Basic net income per AB Unit	$3.19	$2.78	$2.79
Diluted net income per AB Unit	$3.19	$2.78	$2.78

	Years Ended December 31,
	2020	2019	2018

Anti-dilutive options excluded from diluted net income	29,056	29,056	49,784

5. Cash and Securities Segregated Under Federal Regulations and Other Requirements
As of December 31, 2020 and 2019, $1.8 billion and $1.1 billion, respectively, of U.S. Treasury Bills were segregated in a special reserve bank custody account for the exclusive benefit of our brokerage customers under Rule 15c3-3 of the Exchange Act.
6. Investments
Investments consist of:

	December 31,
	2020	2019
	(in thousands)
Equity securities:
Long-term incentive compensation-related	$34,351	$36,665
Seed capital	75,766	70,464
Other	55,439	73,202
Exchange-traded options	7,527	6,931
Investments in limited partnership hedge funds:
Long-term incentive compensation-related	25,762	14,237
Seed capital	16,646	33,124
Time deposits	18,602	18,281
Other	19,282	13,890
Total investments	$253,375	$266,794
Total investments related to long-term incentive compensation obligations of $60.1 million and $50.9 million as of December 31, 2020 and 2019, respectively, consist of company-sponsored mutual funds and hedge funds. For long-term incentive compensation awards granted before 2009, we typically made investments in company-sponsored mutual funds and hedge funds that were notionally elected by plan participants and maintained them (and continue to maintain them) in a consolidated rabbi trust or separate custodial account. The rabbi trust and custodial account enable us to hold such investments separate from our other assets for the purpose of settling our obligations to participants. The investments held in the rabbi trust and custodial account remain available to the general creditors of AB.
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
We allocate seed capital to our investment teams to help develop new products and services for our clients. A portion of our seed capital trading investments are equity and fixed income products, primarily in the form of separately-managed account portfolios, U.S. mutual funds, Luxembourg funds, Japanese investment trust management funds or Delaware business trusts. We also may allocate seed capital to investments in private equity funds. In regard to our seed capital investments, the amounts above reflect those funds in which we are not the primary beneficiary of a VIE or hold a controlling financial interest in a VOE. See Note 15, Consolidated Company-Sponsored Investment Funds, for a description of the seed capital investments that we consolidated. As of December 31, 2020 and 2019, our total seed capital investments were $310.3 million and $358.1 million, respectively. Seed capital investments in unconsolidated company-sponsored investment funds are valued using published net asset values or non-published net asset values if they are not listed on an active exchange but have net asset values that are comparable to funds with published net asset values and have no redemption restrictions.
In addition, we also have long positions in corporate equities and long exchange-traded options traded through our options desk.
The portion of unrealized gains (losses) related to equity securities, as defined by ASC 321-10, held as of December 31, 2020 and 2019 were as follows:

	December 31,
	2020	2019
	(in thousands)
Net gain (losses) recognized during the period	$17,927	$31,890
Less: net gains recognized during the period on equity securities sold during the period	27,357	18,138
Unrealized gains (losses) recognized during the period on equity securities held	$(9,430)	$13,752
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

The notional value, fair value and gains and losses recognized in investment gains (losses) as of December 31, 2020 and 2019 for derivative instruments (excluding derivative instruments relating to our options desk trading activities discussed below) not designated as hedging instruments were as follows:

	Notional Value	Derivative Assets	Derivative Liabilities	Gains (Losses)
	(in thousands)
December 31, 2020
Exchange-traded futures	$142,886	$118	$1,834	$(15,743)
Currency forwards	63,906	8,576	8,451	(1,779)
Interest rate swaps	60,997	2,043	2,955	(347)
Credit default swaps	167,649	10,910	13,304	(104)
Total return swaps	52,061	94	1,847	(15,242)
Option swaps	2,486	—	2,146	(2,374)
Total derivatives	$489,985	$21,741	$30,537	$(35,589)
December 31, 2019
Exchange-traded futures	$171,112	$939	$871	$(10,840)
Currency forwards	60,809	8,545	8,633	738
Interest rate swaps	92,756	1,746	2,254	(616)
Credit default swaps	168,303	2,151	5,611	(6,413)
Total return swaps	91,201	110	1,764	(21,164)
Option swaps	354	—	126	(126)
Total derivatives	$584,535	$13,491	$19,259	$(38,421)
As of December 31, 2020 and 2019, the derivative assets and liabilities are included in both receivables and payables to brokers and dealers on our consolidated statements of financial condition. Gains and losses on derivative instruments are reported in investment gains (losses) on the consolidated statements of income.
We may be exposed to credit-related losses in the event of non-performance by counterparties to derivative financial instruments. We minimize our counterparty exposure through a credit review and approval process. In addition, we have executed various collateral arrangements with counterparties to the over-the-counter derivative transactions that require both pledging and accepting collateral in the form of cash. As of December 31, 2020 and 2019, we held $0.4 million and $0.3 million, respectively, of cash collateral payable to trade counterparties. This obligation to return cash is reported in payables to brokers and dealers in our consolidated statements of financial condition.
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
Certain of our standardized contracts for over-the-counter derivative transactions (“ISDA Master Agreements”) contain credit risk related contingent provisions pertaining to each counterparty's credit rating. In some ISDA Master Agreements, if the counterparty’s credit rating, or in some agreements, our AUM, falls below a specified threshold, either a default or a termination event permitting the counterparty to terminate the ISDA Master Agreement would be triggered. In all agreements that provide for collateralization, various levels of collateralization of net liability positions are applicable, depending on the credit rating of the counterparty. As of December 31, 2020 and 2019, we delivered $6.4 million and $4.3 million, respectively, of cash collateral into brokerage accounts. We report this cash collateral in cash and cash equivalents in our consolidated statements of financial condition.
As of December 31, 2020 and 2019, we held $7.5 million and $6.9 million, respectively, of long exchange-traded equity options, which are included in other investments on our consolidated statements of financial condition. In addition, as of December 31, 2020 and 2019, we held $12.5 million and $12.3 million, respectively, of short exchange-traded equity options, which are included in securities sold not yet purchased on our consolidated statements of financial condition. Our options desk provides our clients with equity derivative strategies and execution for exchange-traded options on single stocks, exchange-traded funds and indices. While predominately agency-based, the options desk may commit capital to facilitate a client's transaction. Our options desk hedges the risk associated with this activity by taking offsetting positions in equities. For the years ended December 31, 2020 and 2019 we recognized $11.9 million and $22.2 million, respectively, of losses on equity options activity. These losses are recognized in investment gains (losses) in the consolidated statements of income.
8. Offsetting Assets and Liabilities
See Note 15, Consolidated Company-Sponsored Investment Funds, for disclosure of offsetting assets and liabilities of our consolidated company-sponsored investment funds.
Offsetting of assets as of December 31, 2020 and 2019 was as follows:

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments Collateral	Cash Collateral Received	Net Amount
	(in thousands)
December 31, 2020
Securities borrowed	$7,808	$—	$7,808	$(7,344)	$—	$464
Derivatives	$21,741	$—	$21,741	$—	$(380)	$21,361
Long exchange-traded options	$7,527	$—	$7,527	$—	$—	$7,527
December 31, 2019
Securities borrowed	$38,993	$—	$38,993	$(38,993)	$—	$—
Derivatives	$13,491	$—	$13,491	$—	$(251)	$13,240
Long exchange-traded options	$6,931	$—	$6,931	$—	$—	$6,931
Offsetting of liabilities as of December 31, 2020 and 2019 was as follows:

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments Collateral	Cash Collateral Pledged	Net Amount
	(in thousands)
December 31, 2020
Derivatives	$30,537	$—	$30,537	$—	$(6,374)	$24,163
Short exchange-traded options	$12,486	$—	$12,486	$—	$—	$12,486
December 31, 2019
Derivatives	$19,259	$—	$19,259	$—	$(4,276)	$14,983
Short exchange-traded options	$12,348	$—	$12,348	$—	$—	$12,348
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
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date. The three broad levels of fair value hierarchy are as follows:
•Level 1—Quoted prices in active markets are available for identical assets or liabilities as of the reported date.
•Level 2—Quoted prices in markets that are not active or other pricing inputs that are either directly or indirectly observable as of the reported date.
•Level 3—Prices or valuation techniques that are both significant to the fair value measurement and unobservable as of the reported date. These financial instruments do not have two-way markets and are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Valuation of our financial instruments by pricing observability levels as of December 31, 2020 and 2019 was as follows (in thousands):

	Level 1	Level 2	Level 3	NAV Expedient(1)	Other	Total
December 31, 2020:
Money markets	$130,675	$—	$—	$—	$—	$130,675
Securities segregated (U.S. Treasury Bills)	—	1,752,906	—	—	—	1,752,906
Derivatives	118	21,623	—	—	—	21,741
Investments:
Equity securities	147,705	17,565	125	161	—	165,556
Long exchange-traded options	7,527	—	—	—	—	7,527
Limited partnership hedge funds(2)	—	—	—	—	42,408	42,408
Time deposits(3)	—	—	—	—	18,602	18,602
Other investments	7,011	—	—	—	12,271	19,282
Total investments	162,243	17,565	125	161	73,281	253,375
Total assets measured at fair value	$293,036	$1,792,094	$125	$161	$73,281	$2,158,697

Securities sold not yet purchased:
Short equities – corporate	$5,305	$—	$—	$—	$—	$5,305
Short exchange-traded options	12,486	—	—	—	—	12,486
Derivatives	1,834	28,703	—	—	—	30,537
Contingent payment arrangements	—	—	27,750	—	—	27,750
Total liabilities measured at fair value	$19,625	$28,703	$27,750	$—	$—	$76,078

	Level 1	Level 2	Level 3	NAV Expedient(1)	Other	Total
December 31, 2019:
Money markets	$126,401	$—	$—	$—	$—	$126,401
Securities segregated (U.S. Treasury Bills)	—	1,094,866	—	—	—	1,094,866
Derivatives	939	12,552	—	—	—	13,491
Investments:
Equity securities	170,946	8,952	119	314	—	180,331
Long exchange-traded options	6,931	—	—	—	—	6,931
Limited partnership hedge funds(2)	—	—	—	—	47,361	47,361
Time deposits(3)	—	—	—	—	18,281	18,281
Other investments	5,883	—	—	—	8,007	13,890
Total investments	183,760	8,952	119	314	73,649	266,794
Total assets measured at fair value	$311,100	$1,116,370	$119	$314	$73,649	$1,501,552

Securities sold not yet purchased:
Short equities – corporate	$17,809	$—	$—	$—	$—	$17,809
Short exchange-traded options	12,348	—	—	—	—	12,348
Derivatives	871	18,388	—	—	—	19,259
Contingent payment arrangements	—	—	22,911	—	—	22,911
Total liabilities measured at fair value	$31,028	$18,388	$22,911	$—	$—	$72,327
(1) Investments measured at fair value using NAV (or its equivalent) as a practical expedient.
(2) Investments in equity method investees that are not measured at fair value in accordance with GAAP.
(3) Investments carried at amortized cost that are not measured at fair value in accordance with GAAP.

Other investments include (i) an investment in a software publishing company that does not have a readily available fair value ($2.1 million and $1.0 million as of December 31, 2020 and 2019, respectively), (ii) investments in start-up companies that do not have a readily available fair value (these investments were $0.3 million and $0.9 million as of December 31, 2020 and 2019, respectively), (iii) investments in equity method investees that are not measured at fair value in accordance with GAAP ($6.5 million and $2.9 million as of December 31, 2020 and 2019, respectively), and (iv) broker dealer exchange memberships that are not measured at fair value in accordance with GAAP ($3.3 million and $3.2 million as of December 31, 2020 and 2019, respectively).
We provide below a description of the fair value methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy:
•Money markets: We invest excess cash in various money market funds that are valued based on quoted prices in active markets; these are included in Level 1 of the valuation hierarchy.
•Treasury Bills: We hold U.S. Treasury Bills, which are primarily segregated in a special reserve bank custody account as required by Rule 15c3-3 of the Exchange Act. These securities are valued based on quoted yields in secondary markets and are included in Level 2 of the valuation hierarchy.
•Equity securities: Our equity securities consist principally of company-sponsored mutual funds with NAVs and various separately-managed portfolios consisting primarily of equity and fixed income mutual funds with quoted prices in active markets, which are included in Level 1 of the valuation hierarchy. In addition, some securities are valued based on observable inputs from recognized pricing vendors, which are included in Level 2 of the valuation hierarchy.
•Derivatives: We hold exchange-traded futures with counterparties that are included in Level 1 of the valuation hierarchy. In addition, we also hold currency forward contracts, interest rate swaps, credit default swaps, option swaps and total return swaps with counterparties that are valued based on observable inputs from recognized pricing vendors, which are included in Level 2 of the valuation hierarchy.
•Options: We hold exchange-traded options that are included in Level 1 of the valuation hierarchy.
•Securities sold not yet purchased: Securities sold not yet purchased, primarily reflecting short positions in equities and exchange-traded options, are included in Level 1 of the valuation hierarchy.
•Contingent payment arrangements: Contingent payment arrangements relate to contingent payment liabilities associated with various acquisitions. At each reporting date, we estimate the fair values of the contingent consideration expected to be paid upon probability-weighted AUM and revenue projections, using unobservable market data inputs, which are included in Level 3 of the valuation hierarchy.
During the years ended December 31, 2020 and 2019, there were no transfers between Level 2 and Level 3 securities.
The change in carrying value associated with Level 3 financial instruments carried at fair value, classified as equity securities, is as follows:

	December 31, 2020	December 31, 2019
	(in thousands)
Balance as of beginning of period	$119	$142
Purchases	—	—
Sales	—	—
Realized gains (losses), net	—	—
Unrealized (losses) gains, net	6	(23)
Balance as of end of period	$125	$119
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
As part of acquisitions made by the Company, we may enter into contingent consideration arrangements as part of the purchase price. The change in carrying value associated with Level 3 financial instruments carried at fair value, classified as contingent payment arrangements, is as follows:

	December 31, 2020	December 31, 2019
	(in thousands)
Balance as of beginning of period	$22,911	$7,336
Addition	4,400	17,384
Accretion	3,105	2,542
Changes in estimates	(1,366)	(3,051)
Payments	(1,300)	(1,300)
Balance as of end of period	$27,750	$22,911
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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
We did not have any material assets or liabilities that were measured at fair value for impairment on a nonrecurring basis during the years ended December 31, 2020 or 2019.

10. Furniture, Equipment and Leasehold Improvements, Net
Furniture, equipment and leasehold improvements, net consist of:

	December 31,
	2020	2019
	(in thousands)
Furniture and equipment	$556,966	$575,378
Leasehold improvements	284,080	266,365
	841,046	841,743
Less: Accumulated depreciation and amortization	(693,172)	(696,492)
Furniture, equipment and leasehold improvements, net	$147,874	$145,251
Depreciation and amortization expense on furniture, equipment and leasehold improvements were $39.2 million, $38.1 million and $34.2 million for the years ended December 31, 2020, 2019 and 2018, respectively.
11. Deferred Sales Commissions, Net

The components of deferred sales commissions, net for the years ended December 31, 2020 and 2019 were as follows (excluding amounts related to fully amortized deferred sales commissions):

	December 31,
	2020	2019
	(in thousands)
Carrying amount of deferred sales commissions	$116,484	$68,371
Less: Accumulated amortization	(30,001)	(19,348)
Cumulative CDSC received	(22,417)	(12,727)
Deferred sales commissions, net	$64,066	$36,296

Amortization expense was $27.4 million, $15.0 million and $21.3 million for the years ended December 31, 2020, 2019 and 2018, respectively. Estimated future amortization expense related to the December 31, 2020 net asset balance, assuming no additional CDSC is received in future periods, is as follows (in thousands):

2021	$28,980
2022	23,631
2023	10,787
2024	668
$64,066

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
The Credit Facility contains affirmative, negative and financial covenants, which are customary for facilities of this type, including restrictions on dispositions of assets, restrictions on liens, a minimum interest coverage ratio and a maximum leverage ratio. As of December 31, 2020, we were in compliance with these covenants. The Credit Facility also includes customary events of default (with customary grace periods, as applicable), including provisions under which, upon the occurrence of an event of default, all outstanding loans may be accelerated and/or lender’s commitments may be terminated. Also, under such provisions, upon the occurrence of certain insolvency- or bankruptcy-related events of default, all amounts payable under the Credit Facility would automatically become immediately due and payable, and the lender’s commitments automatically would terminate.
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
As of December 31, 2020 and 2019, we had no amounts outstanding under the Credit Facility. During 2020 and 2019, we did not draw upon the Credit Facility.
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
As of December 31, 2020 and 2019, AB had $675.0 million and $560.0 million outstanding under the EQH Facility with interest rates of approximately 0.2% and 1.6%, respectively. Average daily borrowings on the EQH Facility during 2020 and for the 57 days it was available in 2019 were $470.8 million and $358.6 million, respectively, with weighted average interest rates of approximately 0.5% and 1.6%, respectively.
In addition to the EQH Facility, on September 1, 2020, AB established a new $300.0 million uncommitted, unsecured senior credit facility (“EQH Uncommitted Facility”) with EQH. The EQH Uncommitted Facility matures on September 1, 2024 and is available for AB's general business purposes. Borrowings under the EQH Unsecured Facility generally bear interest at a rate per annum based on prevailing overnight commercial paper rates. The EQH Uncommitted Facility contains affirmative, negative and financial covenants which are substantially similar to those in the EQH Facility. As of December 31, 2020, we had no amounts outstanding on the EQH Uncommitted Facility and have not drawn on it since its inception.
As of both December 31, 2020 and 2019, we had no commercial paper outstanding. The commercial paper is short term in nature, and as such, recorded value is estimated to approximate fair value (and considered a Level 2 security in the fair value hierarchy). Average daily borrowings of commercial paper for 2020 were $83.2 million with a weighted average interest rate of 0.4%. Average daily borrowings of commercial paper for the 317 days commercial paper was outstanding in 2019 were $438.6 million with a weighted average interest rate of approximately 2.6%.

AB has a $200.0 million committed, unsecured senior revolving credit facility (the "Revolver") with a leading international bank, which matures on November 16, 2021. The Revolver is available for AB's and SCB LLC's business purposes, including the provision of additional liquidity to meet funding requirements primarily related to SCB LLC's operations. Both AB and SCB LLC can draw directly under the Revolver and management expects to draw on the Revolver from time to time. AB has agreed to guarantee the obligations of SCB LLC under the Revolver. The Revolver contains affirmative, negative and financial covenants that are identical to those of the Credit Facility. Borrowings under the Revolver bear interest at a rate per annum, which will be, at our option, a rate equal to an applicable margin, which is subject to adjustment based on the credit ratings of AB, plus one of the following indices: London Interbank Offered Rate; a floating base rate; or the Federal Funds rate. As of both December 31, 2020 and 2019 we had no amounts outstanding under the Revolver. Average daily borrowings for 2020 and 2019 were $16.5 million and $23.5 million, respectively, with weighted average interest rates of 1.6% and 3.2%, respectively.
In addition, SCB LLC currently has three uncommitted lines of credit with three financial institutions. Two of these lines of credit permit us to borrow up to an aggregate of approximately $165.0 million, with AB named as an additional borrower, while the other line has no stated limit. As of December 31, 2020 and 2019, SCB LLC had no outstanding balance on these lines of credit. Average daily borrowings on the lines of credit during 2020 and 2019 were $0.9 million and $1.9 million, respectively, with weighted average interest rates of approximately 1.6% and 1.9%, respectively.

13. Leases
We lease office space, office equipment and technology under various operating and financing leases. Our current leases have remaining lease terms of one year to 15 years, some of which include options to extend the leases for up to five years, and some of which include options to terminate the leases within one year.
Since 2010, we have sub-leased over one million square feet of office space. On January 1, 2019, the previously recorded liability related to our global space consolidation initiatives of $85.8 million was offset as a reduction to our operating right-of-use assets.

Leases included in the consolidated statements of financial condition as of December 31, 2020 and 2019 were as follows:

	Classification	December 31, 2020	December 31, 2019
		(in thousands)
Operating Leases
Operating lease right-of-use assets	Right-of-use assets	$416,007	$360,185
Operating lease liabilities	Lease liabilities	503,174	465,907

Finance Leases
Property and equipment, gross	Right-of-use assets	5,167	3,825
Amortization of right-of-use assets	Right-of-use assets	(2,719)	(1,317)
Property and equipment, net		2,448	2,508
Finance lease liabilities	Lease liabilities	2,375	2,544
The components of lease expense included in the consolidated statements of income for the years ended December 31, 2020 and 2019 were as follows:

		Year Ended December 31,
	Classification	2020	2019
		(in thousands)
Operating lease cost	General and administrative	$90,212	$106,085

Financing lease cost:
Amortization of right-of-use assets	General and administrative	1,755	1,317
Interest on lease liabilities	Interest expense	86	71
Total finance lease cost		1,841	1,388
Variable lease cost (1)	General and administrative	38,208	40,786
Sublease income	General and administrative	(38,622)	(55,522)
Net lease cost		$91,639	$92,737
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
Maturities of lease liabilities are as follows:

	Operating Leases	Financing Leases	Total
Year ending December 31,	(in thousands)
2021	$110,046	$1,142	$111,188
2022	100,631	757	101,388
2023	93,379	526	93,905
2024	90,359	23	90,382
2025	25,516	—	25,516
Thereafter	136,759	—	136,759
Total lease payments	556,690	2,448	$559,138
Less interest	(53,516)	(73)
Present value of lease liabilities	$503,174	$2,375

During October 2018, we signed a lease, which commenced in the fourth quarter of 2020, relating to 218,976 square feet of space at our newly constructed Nashville headquarters. Our estimated total base rent obligation (excluding taxes, operating expenses and utilities) over the 15-year initial lease term is $134.0 million. During April 2019, we signed a lease, which commences in 2024, relating to approximately 190,000 square feet of space in New York City. Our estimated total base rent obligation (excluding taxes, operating expenses and utilities) over the 20 year lease term is approximately $448.0 million. During the fourth quarter of 2020, we exercised an option to return a half floor of this space, which reduced our square footage from approximately 190,000 to 166,000 square feet and our base rent obligation from $448.0 million to $393.0 million.

Lease term and discount rate:
Weighted average remaining lease term (years):
Operating leases	7.13
Finance leases	2.46
Weighted average discount rate:
Operating leases	3.12%
Finance leases	2.64%
Supplemental cash flow information related to leases are as follows:

	Year Ended December 31,
	2020	2019
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$115,684	$132,669
Operating cash flows from financing leases	86	71
Financing cash flows from finance leases	1,864	1,281
Right-of-use assets obtained in exchange for lease obligations(1):
Operating leases(2)	135,919	11,108
Finance leases	1,695	1,469

(1) Represents non-cash activity and, accordingly, is not reflected in the consolidated statements of cash flows.
(2)Represents net non-cash activity of new lease obligations, extensions and reductions of existing lease obligations.

14. Commitments and Contingencies
Leases
We lease office space, office equipment and technology under various leasing arrangements. The future minimum payments under non-cancelable leases, sublease commitments and related payments we are obligated to make, net of sublease commitments of third party lessees to make payments to us, as of December 31, 2020, are as follows:

	Payments	Sublease Receipts	Net Payments
	(in millions)
2021	$115.4	$35.5	$79.9
2022	103.8	31.8	72.0
2023	96.5	31.3	65.2
2024	93.1	30.8	62.3
2025	45.4	—	45.4
2026 and thereafter	526.6	—	526.6
Total future minimum payments	$980.8	$129.4	$851.4
See Note 13 for material lease commitments.
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
Other
During 2010, as general partner of AllianceBernstein U.S. Real Estate L.P. (“Real Estate Fund”), we committed to invest $25.0 million in the Real Estate Fund. As of December 31, 2020, we had funded $22.4 million of this commitment. During 2014, as general partner of AllianceBernstein U.S. Real Estate II L.P. (“Real Estate Fund II”), we committed to invest $27.3 million, as amended in 2020, in the Real Estate Fund II. As of December 31, 2020, we had funded $20.8 million of this commitment.
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

The balances of consolidated VIEs and VOEs included in our consolidated statements of financial condition were as follows:

	December 31, 2020			December 31, 2019
	(in thousands)
	VIEs	VOEs	Total	VIEs	VOEs	Total
Cash and cash equivalents	$36,370	$136	$36,506	$9,623	$1,810	$11,433
Investments	242,541	60,041	302,582	404,624	176,380	581,004
Other assets	4,859	7,385	12,244	9,618	10,192	19,810
Total assets	$283,770	$67,562	$351,332	$423,865	$188,382	$612,247

Liabilities	$7,741	$22,879	$30,620	$12,147	$18,870	$31,017
Redeemable non-controlling interest	82,753	19,606	102,359	273,219	52,342	325,561
Partners' capital attributable to AB Unitholders	193,276	25,077	218,353	138,499	117,170	255,669
Total liabilities, redeemable non-controlling interest and partners' capital	$283,770	$67,562	$351,332	$423,865	$188,382	$612,247
During 2020, we deconsolidated five funds in which we had a seed investment of approximately $94.6 million due to no longer having a controlling financial interest. These funds had significant consolidated assets and liabilities as of December 31, 2019.
Fair Value
Cash and cash equivalents include cash on hand, demand deposits, overnight commercial paper and highly liquid investments with original maturities of three months or less. Due to the short-term nature of these instruments, the recorded value has been determined to approximate fair value.

Valuation of consolidated company-sponsored investment funds' financial instruments by pricing observability levels as of December 31, 2020 and 2019 was as follows (in thousands):

	Level 1	Level 2	Level 3	Total
December 31, 2020:
Investments - VIEs	$73,909	$168,114	$518	$242,541
Investments - VOEs	—	59,940	101	60,041
Derivatives - VIEs	442	2,782	—	3,224
Derivatives - VOEs	—	464	—	464
Total assets measured at fair value	$74,351	$231,300	$619	$306,270

Derivatives - VIEs	$1,649	$5,244	$—	$6,893
Derivatives - VOEs	—	664	—	664
Total liabilities measured at fair value	$1,649	$5,908	$—	$7,557

December 31, 2019:
Investments - VIEs	$28,270	$375,559	$795	$404,624
Investments - VOEs	104,069	72,252	59	176,380
Derivatives - VIEs	139	4,694	—	4,833
Derivatives - VOEs	76	4,263	—	4,339
Total assets measured at fair value	$132,554	$456,768	$854	$590,176

Derivatives - VIEs	$835	$3,724	$—	$4,559
Derivatives - VOEs	101	4,982	—	5,083
Total liabilities measured at fair value	$936	$8,706	$—	$9,642

See Note 9 for a description of the fair value methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.

The change in carrying value associated with Level 3 financial instruments carried at fair value within consolidated company-sponsored investment funds was as follows:

	December 31,
	2020	2019
	(in thousands)

Balance as of beginning of period	$854	$8,373
Deconsolidated funds	(135)	—
Transfers (out) in	552	(9,445)
Purchases	259	9,213
Sales	(571)	(7,467)
Realized (losses) gains, net	(99)	14
Unrealized (losses) gains, net	(242)	143
Accrued discounts	1	23
Balance as of end of period	$619	$854

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

Derivative Instruments
As of December 31, 2020 and 2019, the VIEs held $3.7 million and $0.3 million (net), respectively, of futures, forwards, options and swaps within their portfolios. For the years ended December 31, 2020 and 2019, we recognized $0.6 million of losses and $3.3 million of gains, respectively, on these derivatives. These gains and losses are recognized in investment gains (losses) in the consolidated statements of income.
As of December 31, 2020 and 2019, the VIEs held $0.5 million and $1.6 million, respectively, of cash collateral payable to trade counterparties. This obligation to return cash is reported in the liabilities of consolidated company-sponsored investment funds in our consolidated statements of financial condition.
As of December 31, 2020 and 2019, the VIEs delivered $4.2 million and $3.2 million, respectively, of cash collateral into brokerage accounts. The VIEs report this cash collateral in the consolidated company-sponsored investment funds cash and cash equivalents in our consolidated statements of financial condition.
As of December 31, 2020 and 2019, the VOEs held $0.2 million and $0.7 million (net), respectively, of futures, forwards, options and swaps within their portfolios. For the years ended December 31, 2020 and 2019, we recognized $0.2 million and $0.5 million of gains, respectively, on these derivatives. These gains and losses are recognized in the investment gains (losses) in the consolidated statements of income.
As of December 31, 2020 and 2019, the VOEs held zero and $0.5 million, respectively, of cash collateral payable to trade counterparties. This obligation to return cash is reported in the liabilities of consolidated company-sponsored investment funds in our consolidated statements of financial condition.
As of December 31, 2020 and 2019, the VOEs delivered $0.1 million and $1.2 million, respectively, of cash collateral into brokerage accounts. The VOEs report this cash collateral in the consolidated company-sponsored investment funds cash and cash equivalents in our consolidated statements of financial condition.
Offsetting Assets and Liabilities
Offsetting of derivative assets of consolidated company-sponsored investment funds as of December 31, 2020 and 2019 was as follows:

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
	(in thousands)
December 31, 2020:
Derivatives - VIEs	$3,224	$—	$3,224	$—	$(513)	$2,711
Derivatives - VOEs	$464	$—	$464	$—	$—	$464
December 31, 2019:
Derivatives - VIEs	$4,833	$—	$4,833	$—	$(1,631)	$3,202
Derivatives - VOEs	$4,339	$—	$4,339	$—	$(534)	$3,805

Offsetting of derivative liabilities of consolidated company-sponsored investment funds as of December 31, 2020 and 2019 was as follows:

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
	(in thousands)
December 31, 2020:
Derivatives - VIEs	$6,893	$—	$6,893	$—	$(4,201)	$2,692
Derivatives - VOEs	$664	$—	$664	$—	$(138)	$526
December 31, 2019:
Derivatives - VIEs	$4,559	$—	$4,559	$—	$(3,155)	$1,404
Derivatives - VOEs	$5,083	$—	$5,083	$—	$(1,201)	$3,882

Cash collateral, whether pledged or received on derivative instruments, is not considered material and, accordingly, is not disclosed by counterparty.
Non-Consolidated VIEs
As of December 31, 2020, the net assets of company-sponsored investment products that are non-consolidated VIEs are approximately $73.4 billion, our maximum risk of loss is our investment of $7.1 million in these VIEs and our advisory fees receivable from these VIEs are $77.6 million.
16. Net Capital
SCB LLC is registered as a broker-dealer under the Exchange Act and is subject to the minimum net capital requirements imposed by the U.S. Securities and Exchange Commission ("SEC"). SCB LLC computes its net capital under the alternative method permitted by the applicable rule, which requires that minimum net capital, as defined, equals the greater of $1 million or two percent of aggregate debit items arising from customer transactions, as defined. As of December 31, 2020, SCB LLC had net capital of $277.0 million, which was $243.0 million in excess of the minimum net capital requirement of $34.0 million. Advances, dividend payments and other equity withdrawals by SCB LLC are restricted by regulations imposed by the SEC, the Financial Industry Regulatory Authority, Inc., and other securities agencies.
Our U.K.-based broker-dealer is a member of the London Stock Exchange. As of December 31, 2020, it was subject to financial resources requirements of $47.5 million imposed by the Financial Conduct Authority of the United Kingdom and had aggregate regulatory financial resources of $53.4 million, an excess of $5.9 million over the required level.
AllianceBernstein Investments, Inc., another one of our subsidiaries and the distributor and/or underwriter for certain company-sponsored mutual funds, is registered as a broker-dealer under the Exchange Act and is subject to the minimum net capital requirements imposed by the SEC. As of December 31, 2020, it had net capital of $32.1 million, which was $31.8 million in excess of its required net capital of $0.3 million.
Many of our subsidiaries around the world are subject to minimum net capital requirements by the local laws and regulations to which they are subject. As of December 31, 2020, each of our subsidiaries subject to a minimum net capital requirement satisfied the applicable requirement.
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
In accordance with industry practice, we record customer transactions on a settlement date basis, which generally is two business days after trade date for our U.K. and U.S. operations. We are exposed to risk of loss on these transactions in the event of the customer’s inability to meet the terms of their contracts, in which case we may have to purchase or sell financial instruments at prevailing market prices. The risks we assume in connection with these transactions are not expected to have a material adverse effect on our financial condition or results of operations.
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
18. Qualified Employee Benefit Plans
We maintain a qualified profit sharing plan covering U.S. employees and certain foreign employees. Employer contributions are discretionary and generally limited to the maximum amount deductible for federal income tax purposes. Aggregate contributions were $15.6 million, $14.4 million and $15.0 million for 2020, 2019 and 2018, respectively.
We maintain several defined contribution plans for foreign employees working for our subsidiaries in the United Kingdom, Australia, Japan and other locations outside the United States. Employer contributions generally are consistent with regulatory requirements and tax limits. Defined contribution expense for foreign entities was $8.4 million, $7.7 million and $7.1 million in 2020, 2019 and 2018, respectively.
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
Our policy is to satisfy our funding obligation for each year in an amount not less than the minimum required by the Employee Retirement Income Security Act of 1974, as amended, and not greater than the maximum amount we can deduct for federal income tax purposes. We did not make a contribution to the Retirement Plan during 2020. We do not currently anticipate that we will contribute to the Retirement Plan during 2021. Contribution estimates, which are subject to change, are based on regulatory requirements, future market conditions and assumptions used for actuarial computations of the Retirement Plan’s obligations and assets. Management, at the present time, has not determined the amount, if any, of additional future contributions that may be required.

The Retirement Plan’s projected benefit obligation, fair value of plan assets and funded status (amounts recognized in the consolidated statements of financial condition) were as follows:

	Years Ended December 31,
	2020	2019
	(in thousands)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$136,113	$116,233
Interest cost	4,443	4,944
Actuarial loss (gain)	16,131	20,411
Benefits paid	(5,563)	(5,475)
Projected benefit obligation at end of year	151,124	136,113
Change in plan assets:
Plan assets at fair value at beginning of year	114,080	98,584
Actual return on plan assets	16,505	16,971
Employer contribution	—	4,000
Benefits paid	(5,563)	(5,475)
Plan assets at fair value at end of year	125,022	114,080
Funded status	$(26,102)	$(22,033)
Effective December 31, 2015, the Retirement Plan was amended to change the actuarial basis used for converting a life annuity benefit to optional forms of payment and converting benefits payable at age 65 to earlier commencement dates. This prior service cost will be amortized over future years.
The amounts recognized in other comprehensive income (loss) for the Retirement Plan for 2020, 2019 and 2018 were as follows:

	2020	2019	2018
	(in thousands)
Unrecognized net (loss) gain from experience different from that assumed and effects of changes and assumptions	$(4,089)	$(7,934)	$1,870
Prior service cost	24	24	24
	(4,065)	(7,910)	1,894
Income tax (expense) benefit	(216)	312	(207)
Other comprehensive (loss) income	$(4,281)	$(7,598)	$1,687
The loss of $4.3 million recognized in 2020 was primarily due to changes in the discount rate and lump sum interest rates ($16.7 million), offset by actual earnings exceeding expected earnings on plan assets ($10.4 million), changes in the mortality assumption ($1.0 million), the recognized actuarial loss ($1.4 million) and changes in the census data ($0.4 million). The loss of $7.6 million recognized in 2019 was primarily due to changes in the discount rate and lump sum interest rates ($21.7 million), offset by actual earnings exceeding expected earnings on plan assets ($11.3 million), changes in the mortality assumption ($1.2 million), the recognized actuarial loss ($1.1 million) and changes in the census data ($0.1 million). The gain of $1.7 million recognized in 2018 primarily was due to changes in the discount rate and lump sum interest rates ($9.7 million), the recognized actuarial loss ($1.1 million) and changes in the mortality assumption ($0.4 million), offset by actual earnings exceeding expected earnings on plan assets ($9.2 million), and changes in the census data ($0.2 million).

Foreign retirement plans and an individual's retirement plan maintained by AB are not material to AB's consolidated financial statements. As such, disclosure for these plans is not necessary. The reconciliation of the 2020 amounts recognized in other comprehensive income for the Retirement Plan as compared to the consolidated statement of comprehensive income ("OCI Statement") is as follows:

	Retirement Plan	Retired Individual Plan	Foreign Retirement Plans	OCI Statement
	(in thousands)
Recognized actuarial (loss) gain	$(4,089)	$(56)	$(135)	$(4,280)
Amortization of prior service cost	24	—	—	24
Changes in employee benefit related items	(4,065)	(56)	(135)	(4,256)
Income tax (expense) benefit	(216)	(2)	31	(187)
Employee benefit related items, net of tax	$(4,281)	$(58)	$(104)	$(4,443)
The amounts included in accumulated other comprehensive income (loss) for the Retirement Plan as of December 31, 2020 and 2019 were as follows:

	2020	2019
	(in thousands)
Unrecognized net loss from experience different from that assumed and effects of changes and assumptions	$(59,625)	$(55,537)
Prior service cost	(707)	(731)
	(60,332)	(56,268)
Income tax benefit	296	513
Accumulated other comprehensive loss	$(60,036)	$(55,755)
The amortization period over which we are amortizing the loss for the Retirement Plan from accumulated other comprehensive income is 29.9 years. The estimated prior service cost and amortization of loss for the Retirement Plan that will be amortized from accumulated other comprehensive income over the next year are $24 thousand and $1.5 million, respectively.
The accumulated benefit obligation for the plan was $151.1 million and $136.1 million as of December 31, 2020 and 2019, respectively.
The discount rates used to determine benefit obligations as of December 31, 2020 and 2019 (measurement dates) were 2.55% and 3.35%, respectively.

Benefit payments are expected to be paid as follows (in thousands):

2021	$7,606
2022	9,373
2023	7,782
2024	7,811
2025	10,055
2026 - 2030	45,955
Net expense under the Retirement Plan consisted of:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Interest cost on projected benefit obligations	$4,443	$4,944	$4,771
Expected return on plan assets	(6,084)	(5,639)	(5,893)
Amortization of prior service cost	24	24	24
Recognized actuarial loss	1,386	1,146	1,146
Net pension expense	$(231)	$475	$48
Actuarial computations used to determine net periodic costs were made utilizing the following weighted-average assumptions:

	Years Ended December 31,
	2020	2019	2018
Discount rate on benefit obligations	3.35%	4.40%	3.90%
Expected long-term rate of return on plan assets	5.50%	5.75%	5.75%
In developing the expected long-term rate of return on plan assets of 5.50%, management considered the historical returns and future expectations for returns for each asset category, as well as the target asset allocation of the portfolio. The expected long-term rate of return on assets is based on weighted average expected returns for each asset class.
As of December 31, 2020, the mortality projection assumption has been updated to use the generational MP-2020 improvement scale. Previously, mortality was projected generationally using the MP-2019 improvements scale. The base mortality assumption used is the Society of Actuaries Pri-2012 base mortality table for private sector plans, with a white-collar adjustment, using the contingent annuitant table for beneficiaries of deceased participants.
The Internal Revenue Service (“IRS”) recently updated the mortality tables used to determine lump sums. For fiscal year-end 2020, we reflected the most recently published IRS table for lump sums assumed to be paid in 2022. We projected future mortality for lump sums assumed to be paid after 2022 using the current base mortality tables (RP-2014 backed off to 2006) and projection scale of MP-2020.
The Retirement Plan’s asset allocation percentages consisted of:

	December 31,
	2020	2019
Equity	55%	47%
Debt securities	36	41
Other	9	12
	100%	100%
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
See Note 9, Fair Value for a description of how we measure the fair value of our plan assets.
The valuation of our Retirement Plan assets by pricing observability levels as of December 31, 2020 and 2019 was as follows (in thousands):

	Level 1	Level 2	Level 3	Total
December 31, 2020
Cash	$458	$—	$—	$458
U.S. Treasury Strips	—	26,599	—	26,599
Fixed income mutual funds	17,834	—	—	17,834
Equity mutual fund	44,020	—	—	44,020
Equity securities	14,376	—	—	14,376
Total assets in the fair value hierarchy	76,688	26,599	—	103,287
Investments measured at net assets value	—	—	—	21,735
Investments at fair value	$76,688	$26,599	$—	$125,022

	Level 1	Level 2	Level 3	Total
December 31, 2019
Cash	$230	$—	$—	$230
U.S. Treasury Strips	—	27,318	—	27,318
Fixed income mutual funds	19,518	—	—	19,518
Equity mutual fund	33,875	—	—	33,875
Equity securities	11,182	—	—	11,182
Total assets in the fair value hierarchy	64,805	27,318	—	92,123
Investments measured at net assets value	—	—	—	21,957
Investments at fair value	$64,805	$27,318	$—	$114,080
During 2020 and 2019, the Retirement Plan's investments include the following:
•U.S. Treasury strips, (zero-coupon bonds);
•two fixed income mutual funds, which seek to generate income consistent with preservation of capital. One fund invests in a portfolio of investment-grade securities primarily in the U.S. with additional non-U.S. securities. One fund invests in inflation-indexed fixed-income securities and similar bonds issued by non-U.S. governments and various commodities;
•seven equity mutual funds, four of which focus on U.S.-based equity securities of various capitalization sizes ranging from small to large capitalizations and diversified portfolios within those capitalization ranges; and three funds that focus on non-U.S. based equity securities of various capitalization sizes ranging from small to large capitalizations and diversified portfolios therein across non-U.S. regions;
•separate equity and fixed income mutual funds, which seek to moderate the volatility of equity and fixed income oriented asset allocation over the long term, as part of the overall asset allocation managed by AB;
•a multi-style, multi-cap integrated portfolio adding U.S. equity diversification to its value and growth equity selections, designed to deliver a long-term premium to the S&P 500 with greater consistency across a range of market environments; and
•investments measured at net asset value, including three hedge funds that seek to provide attractive risk-adjusted returns over full market cycles with less volatility than the broad equity markets by allocating all or substantially all of their assets among portfolio managers through portfolio funds that employ a broad range of investment strategies; one private investment trust that invests primarily in equity securities of non-U.S. companies located in emerging market countries; and one collective investment trust that invests in U.S. and non-U.S. equities of various capitalization sizes.
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
Under the Incentive Compensation Program, we made awards in 2020, 2019 and 2018 aggregating $177.4 million, $175.5 million and $183.3 million, respectively. The amounts charged to employee compensation and benefits for the years ended December 31, 2020, 2019 and 2018 were $176.8 million, $177.2 million and $161.0 million, respectively.
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
As of December 31, 2020, no options to buy AB Holding Units had been granted and 24,444,406 AB Holding Units, net of withholding tax requirements, were subject to other AB Holding Unit awards made under the 2017 Plan or the AllianceBernstein 2010 Long Term Incentive Plan, as amended, an equity compensation plan with similar terms that was canceled on September 30, 2017. AB Holding Unit-based awards (including options) in respect of 35,555,594 AB Holding Units were available for grant under the 2017 Plan as of December 31, 2020.
Option Awards
We did not grant any options to buy AB Holding Units during 2020, 2019 or 2018. Historically, options granted to employees generally were exercisable at a rate of 20% of the AB Holding Units subject to such options on each of the first five anniversary dates of the date of grant; options granted to Eligible Directors generally were exercisable at a rate of 33.3% of the AB Holding Units subject to such options on each of the first three anniversary dates of the date of grant.

The option-related activity in our equity compensation plans during 2020 is as follows:

	Options to Buy AB Holding Units	Weighted Average Exercise Price Per Option	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2019	159,349	$23.93	2.1
Granted	—	—
Exercised	(5,182)	28.46
Forfeited	—	—
Expired	(5,182)	28.46
Outstanding as of December 31, 2020	148,985	23.61	1.2	$1.5
Exercisable as of December 31, 2020	148,985	23.61	1.2	1.5
Vested or expected to vest as of December 31, 2020	148,985	23.61	1.2	1.5
The total intrinsic value of options exercised during 2020, 2019 and 2018 was $32,368, $3.7 million and $8.9 million, respectively.
Under the fair value method, compensation expense is measured at the grant date based on the estimated fair value of the options awarded (determined using the Black-Scholes option valuation model) and is recognized over the requisite service period. We recorded no compensation expense related to option grants in 2020, 2019 or 2018 as no options were granted. As of December 31, 2020, there was no compensation expense related to unvested option grants not yet recognized in the consolidated statement of income.
Restricted AB Holding Unit Awards
In 2020, 2019 and 2018, the Board granted restricted AB Holding Unit awards to Eligible Directors. These AB Holding Units give the Eligible Directors, in most instances, all the rights of other AB Holding Unitholders, subject to such restrictions on transfer as the Board may impose.
We award restricted AB Holding Units that vest ratably over three or four years. We fully expensed these awards on each grant date, as there is no service requirement. Grant details related to these awards is as follows:

	2020	2019	2018
Restricted Units Awarded	50,232	45,420	53,720
Weighted Average Grant Date Fair Value(1)	$23.69	$29.33	$26.90
Compensation Expense (in millions)	$1.2	$1.3	$1.4
(1) Prior period amounts have been adjusted to conform with current period presentation.
On April 28, 2017, Seth P. Bernstein was appointed President and Chief Executive Officer ("CEO") pursuant to an employment agreement, effective May 1, 2017. In connection with the commencement of his employment, Mr. Bernstein was granted restricted AB Holding Units with a grant date fair value of $3.5 million (164,706 AB Holding Units based on the $21.25 grant date AB Holding Unit price on May 16, 2017) and a four-year service requirement. Mr. Bernstein's restricted AB Holding Units vest ratably on each of the first four anniversaries of his commencement date and will be delivered to Mr. Bernstein as soon as administratively feasible after May 1, 2021, subject to accelerated vesting clauses in his employment agreement. We recorded compensation expense relating to Mr. Bernstein's restricted AB Holding Unit grants of $0.9 million for each of the years ended December 31, 2020, 2019 and 2018, respectively.
Under the Incentive Compensation Program, we awarded 5.3 million restricted AB Holding Units in 2020 (which included 5.0 million restricted AB Holding Units in December for the 2020 year-end awards as well as 0.3 million additional restricted AB Holding Units granted earlier during the year relating to the 2019 year-end awards), with grant date fair values per restricted AB holding unit ranging between $28.75 to $32.10.
We awarded 5.8 million restricted AB Holding Units in 2019 (which included 5.4 million restricted AB Holding Units in December for the 2019 year-end awards as well as 0.4 million additional restricted AB Holding Units granted earlier during the year relating to the 2018 year-end awards), with grant date fair values per restricted AB holding unit ranging between $26.69 to $30.01.

We awarded 6.5 million restricted AB Holding Units in 2018 (which included 6.2 million restricted AB Holding Units in December for the 2018 year-end awards as well as 0.3 million additional restricted AB Holding Units granted earlier during the year related to the 2017 year-end awards), with grant date fair values per restricted AB holding unit ranging between $24.95 to $26.69.
Restricted AB Holding Units awarded under the Incentive Compensation Program generally vest in 25% increments on December 1st of each of the four years immediately following the year in which the award is granted.
We also award restricted AB Holding Units in connection with certain employment and separation agreements, as well as relocation-related performance awards, with vesting schedules ranging between two and five years. Grant details related to these awards is as follows:

	2020	2019	2018
	(in millions excluding share prices)
Restricted Units Awarded	0.4	1.9	2.6
Grant Date Fair Value Range	$18.80 - $35.42	$27.32 - $30.85	$25.05 - $30.25
Compensation Expense	$32.1	$36.7	$32.2
The fair value of the restricted AB Holding Units is amortized over the requisite service period as compensation expense.
Changes in unvested restricted AB Holding Units during 2020 are as follows:

	AB Holding Units	Weighted Average Grant Date Fair Value per AB Holding Unit
Unvested as of December 31, 2019	19,287,080	$26.88
Granted	5,702,830	31.66
Vested	(5,946,667)	26.07
Forfeited	(178,669)	26.50
Unvested as of December 31, 2020	18,864,574	28.58
The total grant date fair value of restricted AB Holding Units that vested was $155.0 million, $201.4 million and $169.1 million during 2020, 2019 and 2018, respectively. As of December 31, 2020, the 18,864,574 unvested restricted AB Holding Units consist of 13,957,907 restricted AB Holding Units that do not have a service requirement and have been fully expensed on the grant date and 4,906,667 restricted AB Holding Units that have a service requirement and will be expensed over the required service period. As of December 31, 2020, there was $68.7 million of compensation expense related to unvested restricted AB Holding Unit awards granted and not yet recognized in the consolidated statement of income. We expect to recognize the expense over a weighted average period of 2.9 years.
20. Units Outstanding
Changes in AB Units outstanding for the years ended December 31, 2020 and 2019 were as follows:

	2020	2019
Outstanding as of January 1,	270,380,314	268,850,276
Options exercised	5,182	511,894
Units issued	3,363,132	4,833,715
Units retired(1)	(3,238,970)	(3,815,571)
Outstanding as of December 31,	270,509,658	270,380,314
(1) During 2020 and 2019, we purchased 1,500 and 3,782 AB Units, respectively, in private transactions and retired them.

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
Earnings before income taxes and income tax expense consist of:

	Years Ended December 31,
	2020	2019	2018
	(in thousands)
Earnings before income taxes:
United States	$743,687	$697,501	$672,221
Foreign	163,749	125,936	153,093
Total	$907,436	$823,437	$825,314
Income tax expense:
Partnership UBT	$3,356	$9,196	$5,251
Corporate subsidiaries:
Federal	1,495	(943)	(4,030)
State and local	904	975	2,888
Foreign	44,086	32,290	36,529
Current tax expense	49,841	41,518	40,638
Deferred tax	(4,188)	236	5,178
Income tax expense	$45,653	$41,754	$45,816
The principal reasons for the difference between the effective tax rates and the UBT statutory tax rate of 4.0% are as follows:

	Years Ended December 31,
	2020		2019		2018
	(in thousands)
UBT statutory rate	$36,297	4.0%	$32,937	4.0%	$33,012	4.0%
Corporate subsidiaries' federal, state, and local	2,025	0.2	4,000	0.5	1,522	0.2
Foreign subsidiaries taxed at different rates	33,969	3.7	26,719	3.3	30,689	3.7
2017 Tax Act	—	—	—	—	1,155	0.1
FIN 48 reserve (release)	(1,886)	(0.2)	2,765	0.3	(5,177)	(0.6)
UBT business allocation percentage rate change	8	—	(79)	—	2,657	0.3
Deferred tax and payable write-offs	(887)	(0.1)	314	—	2,932	0.4
Foreign outside basis difference	3	—	155	—	2,273	0.3
Amended 2017 return	(221)	—	(3,853)	(0.5)	—	—
Effect of ASC 740 adjustments, miscellaneous taxes, and other	2,654	0.3	2,305	0.3	(2,521)	(0.3)
Income not taxable resulting from use of UBT business apportionment factors and effect of compensation charge	(26,309)	(2.9)	(23,509)	(2.8)	(20,726)	(2.5)
Income tax expense and effective tax rate	$45,653	5.0	$41,754	5.1	$45,816	5.6
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
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Years Ended December 31,
	2020	2019	2018
	(in thousands)
Balance as of beginning of period	$5,706	$3,893	$8,478
Additions for prior year tax positions	—	1,813	—
Reductions for prior year tax positions	—	—	—
Additions for current year tax positions	—	—	—
Reductions for current year tax positions	—	—	—
Reductions related to closed years/settlements with tax authorities	(2,868)	—	(4,585)
Balance as of end of period	$2,838	$5,706	$3,893
The amount of unrecognized tax benefits as of December 31, 2020, 2019 and 2018, when recognized, is recorded as a reduction to income tax expense and reduces the company’s effective tax rate.
Interest and penalties, if any, relating to tax positions are recorded in income tax expense on the consolidated statements of income. The total amount of interest expense recorded in income tax expense (credit) during 2020, 2019 and 2018 was $(0.4) million, $0.7 million and $0.1 million, respectively. As of December 31, 2020, there is no accrued interest recorded on the consolidated statements of financial condition. The total amount of accrued interest recorded on the consolidated statements of financial condition as of December 31, 2019 and 2018 was $1.1 million and $0.3 million, respectively. There were no penalties accrued as of December 31, 2020. There was $0.2 million of penalties accrued as of December 31, 2019 and there were no accrued penalties as of December 31, 2018.
Generally, the company is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for any year prior to 2016, except as set forth below.
As a result of the settlement of the New York City UBT tax audit for the years 2013 through 2016, the gross unrecognized tax benefit was reduced by approximately $2.9 million. The company also reduced the amount of accrued interest and penalties by $1.3 million.

During the fourth quarter of 2020, the City of New York notified us of an examination of AB's UBT returns for the years 2017 through 2019. The examination is ongoing and no provision with respect to this examination has been recorded.
Currently, there are no income tax examinations at our significant non-U.S. subsidiaries. Years that remain open and may be subject to examination vary under local law and range from one to seven years.
At December 31, 2020, it is not reasonably possible that any of our unrecognized tax benefits will change within the next twelve months due to completion of tax authority exams.
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effect of significant items comprising the net deferred tax asset (liability) is as follows:

	December 31,
	2020	2019
	(in thousands)
Deferred tax asset:
Differences between book and tax basis:
Benefits from net operating loss carryforwards	$7,112	$5,551
Long-term incentive compensation plans	22,363	20,907
Investment basis differences	5,256	4,376
Depreciation and amortization	2,065	1,554
Lease liability	5,994	6,409
Other, primarily accrued expenses deductible when paid	4,737	3,106
	47,527	41,903
Less: valuation allowance	(3,025)	(2,026)
Deferred tax asset	44,502	39,877
Deferred tax liability:
Differences between book and tax basis:
Intangible assets	7,933	8,013
Investment in foreign subsidiaries	3,048	2,191
Right-of-use asset	4,975	5,191
Other	1,760	1,672
Deferred tax liability	17,716	17,067
Net deferred tax asset	$26,786	$22,810
Valuation allowances of $3.0 million and $2.0 million were established as of December 31, 2020 and 2019, respectively, primarily due to significant negative evidence that net operating loss ("NOL") carryforwards will not be utilized, given the future losses expected to be incurred by the applicable subsidiaries. We had NOL carryforwards at December 31, 2020 and 2019 of approximately $51.0 million and $46.2 million, respectively, in certain foreign locations with an indefinite expiration period.
The deferred tax asset is included in other assets in our consolidated statement of financial condition. Management believes there will be sufficient future taxable income to realize the tax benefits related to the remaining net deferred tax assets recognized that are not subject to valuation allowances.
The company provides income taxes on the unremitted earnings of non-U.S. corporate subsidiaries except to the extent that such earnings are indefinitely reinvested outside the United States. As of December 31, 2020, $29.6 million of undistributed earnings of non-U.S. corporate subsidiaries were indefinitely invested outside the U.S. At existing applicable income tax rates, additional taxes of approximately $6.4 million would need to be paid if such earnings are remitted.

22. Business Segment Information
Management has assessed the requirements of ASC 280, Segment Reporting, and determined that, because we utilize a consolidated approach to assess performance and allocate resources, we have only one operating segment. Enterprise-wide disclosures as of and for the years ended December 31, 2020, 2019 and 2018 were as follows:
Services
Net revenues derived from our investment management, research and related services were as follows:

	Years Ended December 31,
	2020	2019	2018
	(in thousands)
Institutions	$512,914	$480,144	$479,068
Retail	1,811,948	1,619,832	1,494,445
Private Wealth Management	882,672	904,505	883,234
Bernstein Research Services	459,744	407,911	439,432
Other	56,908	163,245	123,581
Total revenues	3,724,186	3,575,637	3,419,760
Less: Interest expense	15,650	57,205	52,399
Net revenues	$3,708,536	$3,518,432	$3,367,361
Our AllianceBernstein Global High Yield Portfolio, an open-end fund incorporated in Luxembourg (ACATEUH: LX), generated approximately 8%, 9% and 10% of our investment advisory and service fees and 8%, 9% and 10% of our net revenues during 2020, 2019 and 2018, respectively.
Geographic Information
Net revenues and long-lived assets, related to our U.S. and international operations, as of and for the years ended December 31, were as follows:

	2020	2019	2018
	(in thousands)
Net revenues:
United States	$1,959,528	$1,975,105	$1,940,267
International	1,749,008	1,543,327	1,427,094
Total	$3,708,536	$3,518,432	$3,367,361
Long-lived assets:
United States	$3,285,761	$3,259,490
International	53,453	54,349
Total	$3,339,214	$3,313,839
Major Customers
Company-sponsored mutual funds are distributed to individual investors through broker-dealers, insurance sales representatives, banks, registered investment advisers, financial planners and other financial intermediaries. HSBC (not affiliated with AB) was responsible for approximately 6%, 14% and 7% of our open-end mutual fund sales in 2020, 2019 and 2018, respectively. HSBC is not under any obligation to sell a specific amount of AB Fund shares.
EQH and the general and separate accounts of Equitable Financial Life Insurance Company ("Equitable Financial") (including investments by the separate accounts of Equitable Financial in the funding vehicle EQ Advisors Trust) accounted for approximately 3% of our total revenues for each of the years ended December 31, 2020, 2019 and 2018. AXA and its subsidiaries accounted for approximately 2% of our total revenues for each of the years ended December 31, 2020, 2019 and 2018. No single institutional client other than EQH, AXA and their respective subsidiaries accounted for more than 1% of our total revenues for the years ended December 31, 2020, 2019 and 2018.

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
Revenues for services provided or related to the mutual funds are as follows:

	Years Ended December 31,
	2020	2019	2018
	(in thousands)
Investment advisory and services fees	$1,368,484	$1,275,677	$1,207,086
Distribution revenues	516,336	441,437	403,965
Shareholder servicing fees	79,394	75,122	74,019
Other revenues	8,314	7,303	7,262
Bernstein Research Services	3	2	33
	$1,972,531	$1,799,541	$1,692,365
EQH, AXA and their respective Subsidiaries
We provide investment management and certain administration services to EQH, AXA and their respective subsidiaries. In addition, EQH, AXA and their respective subsidiaries distribute company-sponsored mutual funds, for which they receive commissions and distribution payments. Also, we are covered by various insurance policies maintained by EQH and we pay fees for technology and other services provided by EQH, AXA and their respective subsidiaries. Additionally, see Note 12, Debt, for disclosures related to our credit facility with EQH.

Aggregate amounts included in the consolidated financial statements for transactions with EQH, AXA and their respective subsidiaries, as of and for the years ended December 31, are as follows:

	EQH			AXA
	2020	2019	2018	2020	2019	2018
	(in thousands)
Revenues:
Investment advisory and services fees	$115,901	$109,316	$104,810	$73,482	$65,086	$64,347
Bernstein Research Services	—	—	—	23	45	134
Distribution revenues	—	—	—	12,925	12,968	13,897
Other revenues	1,330	1,013	1,104	353	482	625
	$117,231	$110,329	$105,914	$86,783	$78,581	$79,003
Expenses:
Commissions and distribution payments to financial intermediaries	$3,952	$3,956	$3,964	$14,848	$16,693	$17,603
General and administrative	2,281	2,466	2,615	8,928	11,501	12,391
Other(1)	5,463	3,644	1,485	—	—	—
	$11,696	$10,066	$8,064	$23,776	$28,194	$29,994
Balance Sheet:
Institutional investment advisory and services fees receivable	$8,343	$8,716		$5,262	$10,842
Prepaid expenses	404	238		—	—
Other due to EQH, AXA and their respective subsidiaries	(1,280)	(2,111)		(4,703)	(5,234)
EQH Facility	(675,000)	(560,000)		—	—
	$(667,533)	$(553,157)		$559	$5,608
(1) Prior period EQH 2019 is now presented to conform to current periods presentation.
Other Related Parties
The consolidated statements of financial condition include a net receivable from AB Holding as a result of cash transactions for fees and expense reimbursements. The net receivable balance included in the consolidated statements of financial condition as of December 31, 2020 and 2019 was $10.2 million and $10.1 million, respectively.
Related Party Master Repurchase Agreement
During April 2020, we provided a $125 million credit facility, through a Master Repurchase Agreement ("MRA"), to one of our sponsored private investment funds, of which $30 million was drawn upon as of April 28, 2020 and repaid in full in May 2020. No additional amounts were drawn during the remainder of 2020. The amounts drawn upon the MRA, which were payable on demand, were collateralized by assets of the fund, could have been repaid at any time prior to maturity and bore interest based upon the interest rate established at the time of each borrowing. This credit facility expired on December 31, 2020.

24. Non-controlling Interests
Non-controlling interest in net income for the years ended December 31, 2020, 2019 and 2018 consisted of the following:

	2020	2019	2018
	(in thousands)

Non-redeemable non-controlling interests:
Consolidated company-sponsored investment funds	$—	$—	$(119)
Other	—	92	188
Total non-redeemable non-controlling interest	—	92	69
Redeemable non-controlling interests:
Consolidated company-sponsored investment funds	(4,169)	29,549	21,841
Total non-controlling interest in net income (loss)	$(4,169)	$29,641	$21,910

Redeemable non-controlling interest as of December 31, 2020 and 2019 consisted of the following:

	2020	2019
	(in thousands)

Consolidated company-sponsored investment funds	$102,359	$325,561
Total redeemable non-controlling interest	$102,359	$325,561

25. Quarterly Financial Data (Unaudited)

	Quarters Ended 2020
	December 31	September 30	June 30	March 31
	(in thousands, except per unit amounts)
Net revenues	$1,062,893	$900,038	$871,449	$874,156
Net income attributable to AB Unitholders	$286,335	$207,976	$177,321	$194,320
Basic net income per AB Unit(1)	$1.06	$0.77	$0.65	$0.71
Diluted net income per AB Unit(1)	$1.06	$0.77	$0.65	$0.71
Cash distributions per AB Unit(2)(3)	$1.05	$0.76	$0.68	$0.71

	Quarters Ended 2019
	December 31	September 30	June 30	March 31
	(in thousands, except per unit amounts)
Net revenues	$987,304	$877,867	$857,799	$795,462
Net income attributable to AB Unitholders	$248,865	$187,811	$166,252	$149,114
Basic net income per AB Unit(1)	$0.92	$0.69	$0.61	$0.55
Diluted net income per AB Unit(1)	$0.92	$0.69	$0.61	$0.55
Cash distributions per AB Unit(2)(3)	$0.93	$0.70	$0.63	$0.56

(1)Basic and diluted net income per unit are computed independently for each of the periods presented. Accordingly, the sum of the quarterly net income per unit amounts may not agree to the total for the year.
(2)Declared and paid during the following quarter.
(3)Cash distributions reflect the impact of our non-GAAP adjustments.

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
Internal control over financial reporting is a process designed by, or under the supervision of, a company’s CEO and CFO, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and includes those policies and procedures that:
•Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;
•Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP and receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and
•Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
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
Management assessed the effectiveness of AB Holding’s and AB’s internal control over financial reporting as of December 31, 2020. In making its assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013) (“COSO criteria”).
Based on its assessment, management concluded that, as of December 31, 2020, each of AB Holding and AB maintained effective internal control over financial reporting based on the COSO criteria.
PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the 2020 financial statements included in this Form 10-K, has issued an attestation report on the effectiveness of each of AB Holding’s and AB’s internal control over financial reporting as of December 31, 2020. The report pertaining to AB can be found in Item 8. The report pertaining to AB Holding can be found in Item 8 of AB Holding's Form 10-K for the year ended December 31, 2020.
Changes in Internal Control Over Financial Reporting
No changes in our internal control over financial reporting occurred during the fourth quarter of 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
We reported all information required to be disclosed on Form 8-K during the fourth quarter of 2020.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

We use “Internet Site” in Items 10 and 11 to refer to our company’s public website, www.alliancebernstein.com.

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

Board of Directors

Our Board consists of 12 directors, including eight independent directors (including our Chairman of the Board), our President and CEO, and three senior executives of EQH. While we do not have a formal, written diversity policy in place, we believe that an effective board consists of a diverse group of individuals who collectively possess a variety of complementary skills, personal experiences and perspectives and who will work together to provide a board with the needed leadership and experience to successfully guide our company. As set forth in its charter, the Corporate Governance Committee of the Board (the “Governance Committee”) assists the Board in identifying and evaluating such candidates, determining Board composition, developing and monitoring a process to assess Board effectiveness, developing and implementing corporate governance guidelines, and reviewing programs relating to matters of corporate responsibility.

As we indicate below, our directors have a combined wealth of leadership experience derived from extensive service leading large, complex organizations in their roles as either senior executives or board members, as well as in government and academia. Each of our directors has the integrity, business judgment, collegiality and commitment that are among the essential characteristics for a member of our Board. Collectively, they have substantive knowledge and skills applicable to our business, including expertise in areas such as regulation; public accounting and financial reporting; finance; risk management; business development; operations; information technology and security; strategic planning; management development, succession planning and compensation; corporate governance; public policy; and international matters.

As of February 11, 2021, our directors are as follows:

Ramon de Oliveira
Mr. de Oliveira, age 66, was appointed a director of AB in April 2017 and, since April 2019, has served as Chairman of the Board of AB. Since March 2019, he has served as Chairman of the Board of EQH, Equitable Financial and Equitable America. Mr. de Oliveira served as director of EQH from April 2018 until being appointed Chairman in 2019. He also previously served as a director of Equitable Financial and Equitable America from 2011 to 2018. He has been a director of AXA since 2010. Additionally, he serves as Managing Partner of the consulting firm Investment Audit Practice, LLC. Previously, Mr. de Oliveira held several executive positions at J.P. Morgan & Co. over the course of a 24-year tenure, including five years as chairman and Chief Executive Officer of J.P. Morgan Investment Management. He was also a member of J.P. Morgan’s Management Committee from its inception in 1995.

Mr. de Oliveira brings to the Board the extensive buy-side and sell-side financial services experience, key leadership skills and sharp analytical skills he has developed through his executive leadership roles at JPMorgan Chase and Investment Audit Practice.

Seth P. Bernstein
Mr. Bernstein, age 59, was appointed President and Chief Executive Officer in April 2017 and began serving in this role on May 1, 2017. He also has served as Senior Executive Vice President and Head of Investment Management and Research of EQH since April 2018. Prior to these appointments, Mr. Bernstein had a distinguished 32-year career at JPMorgan Chase, most recently as managing director and global head of Managed Solutions and Strategy at J.P. Morgan Asset Management. In this role, Mr. Bernstein was responsible for the management of all discretionary assets within the Private Banking client segment. Among other roles, he served as Managing Director and Global Head of Fixed Income and Currency for 10 years, concluding in 2012. Prior to that, Mr. Bernstein held the position of Chief Financial Officer at JPMorgan Chase’s Investment Management and Private Banking division. Mr. Bernstein is a member of the Management Committee of EQH and the Board of Managers of Haverford College, Pennsylvania.

Mr. Bernstein brings to the Board the diverse financial services experience he developed through his extensive service at JPMorgan Chase and more recent career at AB.
Paul L. Audet
Mr. Audet, age 67, was appointed a director of AB in November 2017. He is the Co-Founder and Managing Member of Symmetrical Ventures LLC, a venture capital firm organized in 2015 and specializing in capital investments in start-ups and development stage companies. The firm evaluates investment opportunities in enterprises that aim to transform traditional business models through disruptive technologies. Previously, Mr. Audet served as a senior managing director at BlackRock, retiring in 2014 after a 35-year career in the financial services industry. During his BlackRock tenure, he held a number of executive leadership roles, including Chief Financial Officer for nine years and head of the company’s U.S. active mutual funds, global real estate and global cash-management businesses. Mr. Audet’s affiliation with BlackRock started in 1994 when, as director of mergers and acquisitions for PNC Financial Services, he led the acquisition of BlackRock. He began his professional career in 1977 at PricewaterhouseCoopers and worked at PaineWebber and First Fidelity Bancorporation before moving on to BlackRock and PNC.

Mr. Audet brings to the Board the extensive financial services experience he has developed through his executive leadership roles at BlackRock.
Nella L. Domenici
Ms. Domenici, age 60, was appointed a director of AB in January 2020. She is currently Chief Financial Officer and member of the Executive Committee at Dataminr, a leading AI company that is late-stage venture backed. In her broad leadership role, which she began in 2020, Ms. Domenici is responsible for various strategic, operational and administrative functions. From 2015 to 2018, Ms. Domenici served as Chief Financial Officer and member of the Operating Committee at Bridgewater Associates, a hedge fund with more than $160 billion in AUM. Prior thereto, Ms. Domenici held various senior managerial, investment banking and strategic positions with firms including Citadel Investment Group, Credit Suisse and The Monitor Consulting Group. In addition, she is a proven entrepreneur, having founded a successful consulting firm that advised many family-owned, private equity, venture-backed and real estate companies.

Ms. Domenici is an active leader for charitable and public health causes. She co-founded the Excellent Schools of New Mexico, a non-profit organization that supports charter schools in underserved communities, and she serves on the board of Regis High School in New York City. Ms. Domenici is a member of the Bipartisan Policy Center Behavioral Health Integration Task Force, where she champions initiatives focused on mental illness. She also serves on the advisory board of the International Folk-Art Market, which focuses on economic opportunities for folk artists worldwide, particularly women in developing countries. Until 2020, Ms. Domenici had served on the board of One World Surgery, which provides access to quality surgical care globally.

Ms. Domenici brings to the Board her seasoned business acumen and her extensive global experience in strategic financial management, corporate strategy and operations.
Jeffrey J. Hurd
Mr. Hurd, age 54, was appointed a director of AB in April 2019. He has served as Senior Executive Vice President and Chief Operating Officer of EQH, and as a member of the EQH Management Committee, since 2018. In this role, Mr. Hurd has strategic oversight for EQH's Human Resources, Information Technology and Communications departments. He also is responsible for EQH's Transformation Office, which encompasses key functional areas, including operations, procurement and corporate real estate. Mr. Hurd also has served as Senior Executive Director and Chief Operating Officer of Equitable Financial since 2018.

Prior to joining Equitable Financial, Mr. Hurd served as Executive Vice President and Chief Operating Officer at American International Group, Inc. ("AIG"), where he amassed deep financial services industry experience during his 20-year tenure. While at AIG, Mr. Hurd served as Chief Human Resources Officer, Chief Administrative Officer, Deputy General Counsel and Head of Asset Management Restructuring.

Mr. Hurd brings to the Board his extensive experience in financial services and strategic insights as a senior executive at EQH and, formerly, at AIG.

Daniel G. Kaye
Mr. Kaye, age 66, was appointed a director of AB in April 2017. He has been a director of EQH since May 2018 and a director of Equitable Financial and Equitable America since September 2015. Also, since May 2019, Mr. Kaye has been a director of CME Group, Inc. (NASDAQ: CME), where he serves as Chair of the Audit Committee. From January 2013 to May 2014, Mr. Kaye served as interim Chief Financial Officer and Treasurer of HealthEast Care System. He held this post after retiring in 2012 from a 35-year career at Ernst & Young LLP ("E&Y"), including 25 years as an audit partner. During his tenure at E&Y, Mr. Kaye served as the New England Area Managing Partner and the Midwest Area Managing Partner of Assurance. Mr. Kaye is a Certified Public Accountant and a National Association of Corporate Directors Board Leadership Fellow.

Mr. Kaye brings to the Board the extensive financial expertise he developed through his career at E&Y and his directorships at CME, EQH and certain of EQH's subsidiaries.
Nick Lane
Mr. Lane, age 47, was appointed a director of AB in April 2019. He has served as Senior Executive Vice President and Head of Retirement, Wealth Management & Protection Solutions of EQH, and as a member of the EQH Management Committee, since May 2018. Also, since February 2019, Mr. Lane has served as President of Equitable Financial, leading that company's Retirement, Wealth Management & Protection Solutions businesses and also leading its Marketing and Digital functions.
Mr. Lane held various leadership roles with AXA and Equitable Financial since joining Equitable Financial (then a subsidiary of AXA) in 2005 as Senior Vice President of the Strategic Initiatives Group. He has served as President and CEO of AXA Japan, Senior Executive Director at Equitable Financial with responsibilities across commercial divisions, and Head of AXA Global Strategy overseeing AXA's five-year strategic plan across 60 countries. Prior to joining Equitable Financial, Mr. Lane was a consultant for McKinsey & Company and a Captain in the United States Marine Corps.
Mr. Lane brings to the Board the outstanding experience and leadership qualities he has developed in various senior roles at AXA, EQH and various subsidiaries, and as an officer in the United States Marine Corps.
Kristi A. Matus
Ms. Matus, age 53, was appointed a director of AB in July 2019. She has been a director and member of various board committees at EQH and Equitable America since March 2019 and at Equitable Financial since September 2015. Ms. Matus joined Buckle, a tech-enabled financial services company, as Chief Financial Officer and Chief Operating Officer in October 2020 and has served as director and Audit Committee Chair of Cerence, Inc., a leading provider of automotive technology, since October 2019. Formerly, Ms. Matus had been Chair of the Compensation Committee at Tru Optik Data Corp., a digital media intelligence company, from September 2016 to October 2020, an executive advisor to Thomas H. Lee Partners L.P., a private equity firm, from October 2017 to October 2020, and a director and the Audit Committee Chair at Nextech Systems, a provider of healthcare technology solutions, from June 2019 to October 2020.

Ms. Matus served as Executive Vice President and Chief Financial & Administrative Officer at athenahealth, Inc. ("athena") from July 2014 to May 2016. Before joining athena, Ms. Matus served as Executive Vice President of Governance Services at Aetna, Inc. from February 2012 to July 2013. Previously, she held several leadership roles at United Services Automobile Association and USAA.

Ms. Matus brings to the Board her extensive experience in finance, risk management, compliance and audit functions, investor relations, human capital, real estate and IT, gained through her leadership roles at technology, healthcare and insurance companies.

Das Narayandas
Mr. Narayandas, age 60, was appointed a director of AB in November 2017. He is the Edsel Bryant Ford Professor of Business Administration at Harvard Business School ("HBS"), where he has been a faculty member since 1994. Mr. Narayandas also currently serves as the Senior Associate Dean and Chairman of Harvard Business School Publishing, and as the Senior Associate Dean of HBS External Relations. He previously served as the senior associate dean of HBS Executive Education, and as chair of the HBS Executive Education Advanced Management Program and the Program for Leadership Development, as

well as course head of the required first-year marketing course in the MBA program. Mr. Narayandas has received the award for teaching excellence from the graduating HBS MBA class on several occasions. Other awards he has received include the Robert F. Greenhill Award for Outstanding Service to the HBS Community, the Charles M. Williams Award for Excellence in Teaching and the Apgar Award for Innovation in Teaching. His scholarship has focused on market-facing issues in traditional business-to-business marketing and professional service firms, including client management strategies, delivering service excellence, product-line management and channel design.

Mr. Narayandas brings to the Board his wealth of experience at the highest level of academia in the U.S.
Mark Pearson
Mr. Pearson, age 62, was appointed a director of AB in February 2011. He has served as director and as President and CEO of EQH since May 2018. Mr. Pearson also serves as a member of EQH's Management Committee. Additionally, Mr. Pearson serves as CEO of Equitable Financial and Equitable America, and he has been a director of both companies since 2011.

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

Bertram L. Scott
Mr. Scott, age 69, was appointed a director of AB in September 2020. He has been a director and member of various board committees of EQH, Equitable America and Equitable Financial since March 2019. He had previously served as director of Equitable America and Equitable Financial from May 2012 to May 2018. Mr. Scott is currently the 2019-21 Chairman of the Board of the American Heart Association. Mr. Scott retired in May 2019 as Senior Vice President of Population Health Management of Novant Health, Inc. after having served since February 2015. From October 2012 to November 2015, Mr. Scott served as President and Chief Executive Officer at Affinity Health Plan. Prior to joining Affinity, he served as President, U.S. Commercial of CIGNA Corporation from June 2010 to December 2011. Prior to joining CIGNA, Mr. Scott was Executive Vice President and Chief Institutional Development & Sales Officer at TIAA-CREF; he had joined TIAA-CREF in 2000.

Mr. Scott is a director and Audit Committee Chair at Becton, Dickinson and Company (NYSE: BDX), a director and Audit Committee Chair at Lowe's Companies, Inc. (NYSE: LOW) and a director of Tufts Health Plan.

Mr. Scott brings to the Board his audit committee financial expertise and strong strategic and operational experience developed through a variety of executive roles at insurance and financial services companies as well as his service on the boards of other U.S. public companies.

Charles G.T. Stonehill
Mr. Stonehill, age 62, was appointed a director of AB in April 2019. He has been a director and member of various board committees at EQH and Equitable America since March 2019, and at Equitable Financial since November 2017. In January 2021, Mr. Stonehill joined the board of Constellation Acquisition Corp I, a blank check company that targets disruptive innovation across various segments of the global economy. In addition, Mr. Stonehill is the Founding Partner of Green & Blue Advisors LLC, having started this advisory firm that provides financial advice to clean-tech and other environmentally-minded companies in 2011. He also has served as director and member of the supervisory board of Deutsche Boerse AG, a capital market company, since 2019, director of Play Magnus AS, a chess app company, since 2016, and non-executive vice chairman of Julius Baer Group Ltd., a global private banking company based in Switzerland, since 2009.

Mr. Stonehill has over 30 years' experience in energy markets, investment banking and capital markets, including leadership positions at Lazard Freres & Co. LLC, Credit Suisse and Morgan Stanley & Co. He also served as Chief Financial Officer at Better Place Inc., an electric vehicle start-up, from 2009 to 2011, where he oversaw global financial strategy and capital raising.

Mr. Stonehill brings to the Board his extensive expertise and distinguished track record in the financial services industry and over 30 years' experience in energy markets, investment banking and capital markets.

Executive Officers (other than Mr. Bernstein)

Kate C. Burke, COO
Ms. Burke, age 49, was appointed as our firm's Chief Operating Officer in July 2020 after having been appointed Chief Administrative Officer in May 2019. Previously, she served as Head of Human Capital and Chief Talent Officer from February 2016 to May 2019. Ms. Burke joined our firm in 2004 as an institutional equity salesperson with Bernstein Research Services and has held various managerial roles since that time. Prior to joining AB, Ms. Burke was a consultant at A.T. Kearney, where she focused on strategy, organizational design and change management.

Laurence E. Cranch, Chief Legal Officer
Mr. Cranch, age 74, has been our Chief Legal Officer (formerly known as General Counsel) since he joined our firm in 2004. Prior to joining AB, Mr. Cranch was a Partner of Clifford Chance, an international law firm. Mr. Cranch joined Clifford Chance in 2000 when Rogers & Wells, a New York law firm of which he was Managing Partner, merged with Clifford Chance.

Ali Dibadj, Head of Finance and Strategy
Mr. Dibadj, age 45, was appointed Head of Finance (and later CFO-designate) and Head of Strategy in April 2020. He co-led the firm's Strategy Committee in 2019, was designated a portfolio manager focusing on improving operations, ESG and capital allocation of companies in 2017, and served as a senior research analyst from 2006 to 2020. During Mr. Dibadj's time as a senior research analyst, he was ranked #1 on 12 occasions and was inducted into the Institutional Investor Hall of Fame. Prior to joining AB, Mr. Dibadj spent approximately a decade consulting with McKinsey & Company and Mercer on topics including strategy, M&A, efficiency and governance. He also worked at Skadden Arps, a global law firm.

John C. Weisenseel, CFO (outgoing)
Mr. Weisenseel, age 61, joined our firm in May 2012 as Senior Vice President and Chief Financial Officer. He will retire from AB in September 2021 after transitioning his responsibilities for Finance to Mr. Dibadj and his responsibilities for administrative services to Ms. Burke in February 2021. From 2004 to April 2012, Mr. Weisenseel worked at The McGraw Hill Companies (“McGraw Hill”), where he served initially as Senior Vice President and Corporate Treasurer and, from 2007 to April 2012, as Chief Financial Officer of the firm’s Standard & Poor’s subsidiary.  Prior to joining McGraw Hill, Mr. Weisenseel was Vice President and Corporate Treasurer for Barnes & Noble, Inc.  Prior to joining Barnes & Noble, he spent ten years in various derivatives trading and financial positions at Citigroup.  A Certified Public Accountant, Mr. Weisenseel also has worked at KPMG LLP.

Changes in Directors and Executive Officers

The following changes in our directors and executive officers occurred since we filed our Form 10-K for the year ended December 31, 2019:

Directors

•Mr. Scott joined the Board, effective September 23, 2020.

Executive Officers

•Ms. Burke was appointed Chief Operating Officer, effective July 1, 2020;
•James M. Gingrich retired as Chief Operating Officer, effective June 30, 2020; and
•Mr. Dibadj was appointed Head of Finance (and later CFO-designate) and Head of Strategy in April 2020.

Board Meetings

In 2020, the Board held regular meetings in February, May, September and November. In addition, the Board convened a special meeting in March 2020.

The Board has established a calendar consisting of four regular meetings, which are held in February, May, September and November. In addition, the Board holds special meetings or takes action by unanimous written consent as circumstances warrant. The Board has standing Executive, Audit and Risk, Compensation and Workplace Practices, and Governance Committees, each of which is described in further detail below. Each member of the Board attended 75% or more of the aggregate of all Board and committee meetings that he or she was entitled to attend in 2020.

Committees of the Board

The Executive Committee of the Board (“Executive Committee”) consists of Messrs. de Oliveira (Chair), Bernstein and Pearson.

The Executive Committee exercises all of the powers and authority of the Board (with limited exceptions) when the Board is not in session, or when it is impractical to assemble the full Board. Typically, the Executive Committee determines quarterly unitholder distributions, as applicable. The Executive Committee held four meetings in 2020.

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
Consistent with these functions, the Audit Committee encourages continuous improvement of, and fosters adherence to, the Partnerships’ policies, procedures and practices at all levels. With respect to these matters, the Audit Committee provides an open avenue of communication among the independent registered public accounting firm, senior management, the Internal Audit Department, the Chief Compliance Officer, the Chief Risk Officer and the Board. The Audit Committee held eight regular meetings in 2020.

The Compensation and Workplace Practices Committee ("Compensation Committee") consists of Ms. Matus (Chair) and Messrs. Audet, de Oliveira, Kaye, Scott and Pearson. The Compensation Committee held four regular meetings in 2020.  For additional information about the Compensation Committee, see “Compensation Discussion and Analysis—Compensation Committee; Process for Determining Executive Compensation” in Item 11.

Also, the Compensation Committee has established the Section 16 Subcommittee to ensure we can utilize the short-swing trading exemption set forth in Section 16b-3 under the Exchange Act. Under this exemption, equity grants to our firm's executive officers are exempt from short-swing trading rules if each such grant is approved by the full Board or a committee of the Board consisting entirely of “non-employee” directors (generally, directors who are not officers of the company or an affiliate). The Section 16 Subcommittee consists of Ms. Matus (Chair) and Messrs. Audet, de Oliveira, Kaye and Scott.

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
The Governance Committee held one meeting in 2020.

The functions of each of the Board committees discussed above are more fully described in each committee’s charter. The charters are available on our Internet Site.

Audit Committee Financial Experts; Financial Literacy

Audit Committee Financial Expertise

In February 2020, the Governance Committee, after reviewing materials prepared by management, recommended that the Board determine that each of Ms. Domenici and Messrs. Audet and Stonehill is an “audit committee financial expert” within the meaning of Item 407(d) of Regulation S-K.  The Board so determined at its regular meeting held in February 2020.

Financial Literacy

In February 2020, the Governance Committee, after reviewing materials prepared by management, recommended that the Board determine that Ms. Domenici, Mr. Audet and Mr. Stonehill each is financially literate and possesses accounting or related financial management expertise, as contemplated by Section 303A.07(a) of the NYSE Listed Company Manual (“Financially Literate”).  The Board so determined at its regular meeting held in February 2020.

In September 2020, the Governance Committee, after reviewing materials prepared by management, recommended that the Board determine that Mr. Scott is Financially Literate.  The Board so determined at its regular meeting held in September 2020.

Independence of Certain Directors

In February 2020, the Governance Committee, after reviewing material prepared by management, recommended that the Board determine that each of Mses. Domenici and Matus and Messrs. Audet, de Oliveira, Kaye, Narayandas and Stonehill is independent. The Board determined, at its February 2020 regular meeting, that each of these directors is independent within the meaning of the relevant rules.

In September 2020, the Governance Committee, after reviewing material prepared by management, recommended that the Board determine that Mr. Scott is independent. The Board determined, at its September 2020 regular meeting, that Mr. Scott is independent within the meaning of the relevant rules.

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

Contacting our Board

Interested parties wishing to communicate directly with our Chairman or the other members of our Board may send an e-mail, with “confidential” in the subject line, to our Corporate Secretary or address mail to Mr. de Oliveira in care of our Corporate Secretary. Our Corporate Secretary will promptly forward such e-mail or mail to Mr. de Oliveira. We have posted this information in the “Corporate Responsibility - Corporate Governance” section of our Internet Site.

Risk Oversight

The Board, together with the Audit Committee, has oversight for our company’s risk management framework, which includes investment risk, credit and counterparty risk, and operational risk (includes legal/regulatory risk, cyber security risk and climate risk), and is responsible for helping to ensure that these risks are managed in a sound manner. The Board has delegated to the Audit Committee, which consists entirely of independent directors, the responsibility to consider our company’s policies and practices with respect to investment, credit and counterparty, and operational risk assessment and risk management, including discussing with management the major financial, operational and reputational risk exposures and the steps taken to monitor and control such exposures. Members of the company's risk management team (including our Chief Information Security Officer), who are responsible for identifying, managing and controlling the array of risks inherent in our company’s business and operations, make quarterly reports to the Audit Committee, which address investment, credit and counterparty, and operational risk identification, assessment and monitoring. The Chief Risk Officer makes quarterly presentations to the Audit Committee and has reporting lines to the CEO and the Audit Committee.

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

We include in the “Corporate Responsibility - Corporate Governance,” section of our Internet site an e-mail address for any interested party, including Unitholders, to communicate with the Board. Our Corporate Secretary reviews e-mails sent to that address and has some discretion in determining how or whether to respond, and in determining to whom such e-mails should be forwarded. In our experience, substantially all of the e-mails received are ordinary client requests for administrative assistance that are best addressed by management, or solicitations of various kinds.

Certifications by our CEO and CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 have been furnished as exhibits to this Form 10-K.

AB Holding Unitholders and AB Unitholders may request a copy of any committee charter, the Guidelines, the Code of Business Conduct and Ethics, and the Item 406 Code by contacting our Corporate Secretary. The charters and memberships of the Executive, Audit, Governance and Compensation Committees may be found in the “Corporate Responsibility - Corporate Governance” section of our Internet Site.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires directors of the General Partner and executive officers of the Partnerships, and persons who own more than 10% of the AB Holding Units or AB Units, to file with the SEC initial reports of ownership and reports of changes in ownership of AB Holding Units or AB Units. To the best of our knowledge, during 2020, we complied with all Section 16(a) filing requirements. Our Section 16 filings can be found under “Investor & Media Relations - Reports & SEC Filings” on our Internet Site.

Item 11.     Executive Compensation

Compensation Discussion and Analysis (“CD&A”)
In this CD&A, we provide an overview and analysis of our executive compensation philosophy, address the principal elements used to compensate our executive officers and explain how our executive compensation program aligns with AB’s strategic objectives. Additionally, we discuss 2020 incentive compensation recommendations and decisions made by our Compensation Committee for our named executive officers (“NEOs”). This CD&A should be read together with the compensation tables that follow this section. Our NEOs for 2020 are:

Seth P. Bernstein President and Chief Executive Officer ("CEO")	John C. Weisenseel Chief Financial Officer ("CFO")

Kate C. Burke Chief Operating Officer ("COO")	Ali Dibadj Head of Finance and Strategy

Laurence E. Cranch Chief Legal Officer

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

Furthermore, our compensation practices are structured to help the firm realize its long-term growth strategy (“Growth Strategy”), which includes firm-wide initiatives to:

•Deliver superior investment solutions to our clients;

•Develop high-quality differentiated services; and

•Maintain strong incremental margins.

We also are focused on ensuring that our compensation practices are competitive with industry peers and provide sufficient potential for wealth creation for our NEOs and our employees generally, which we believe will enable us to meet the following key compensation goals:

•attract, motivate and retain highly-qualified executive talent;

•reward prior year performance;

•incentivize future performance;

•recognize and support outstanding individual performance and behaviors that demonstrate and foster our firm’s primary objective of helping our clients reach their financial goals; and

•align our executives’ long-term interests with those of our Unitholders and clients.

Progress in Advancing our Growth Strategy in 2020

In 2020, the firm’s results demonstrated meaningful progress in executing on our Growth Strategy. Below are key metrics related to the three pillars of the Growth Strategy:

Deliver superior investment solutions to our clients:
Investment Performance
The firm’s investment teams continue to focus on consistently delivering differentiated return streams to our clients. We believe that, over time, the ability to produce idiosyncratic returns that cannot be easily replicated will be central to sustaining our competitive advantage. In 2020, performance in our Fixed Income suite of products was mixed, as a strong recovery in risk assets followed a dramatic sell-off in March, with 43% of assets in outperforming services for the one-year period ended December 31, 2020, while our long-term performance remains strong given 62% for the three-year period and 79% for the five-year period. Our U.S. retail fixed income mutual funds with AUM greater than $1 billion that placed in the top quartile of performance for the three-year period ended December 31, 2020 are: AB Intermediate Diversified Muni, AB High Income Municipal, AB Intermediate New York Municipal, AB Intermediate California Municipal and AB Municipal Bond Inflation Strategies. Our Non-U.S. fixed income funds with AUM greater than $1 billion that placed in the top quartile over the same three-year period are: AB American Income, AB European Income and AB Short Duration High Yield (this performance data reflects percentage of active fixed income and equity assets in institutional services that outperformed their benchmark, gross of fees, and percentage of active fixed income and equity assets in retail advisor and I share class funds ranked in the top half of their Morningstar category; if no advisor class exists, we used A share class).

In active equity, 41% of assets were in outperforming services for the one-year period, 61% for the three-year period and 53% for the five-year period ended December 31, 2020. Our U.S. retail equity mutual funds with AUM greater than $1 billion that placed in the top quartile of performance for the three-year period ended December 31, 2020 are: AB Large Cap Growth, AB Discovery Growth, AB Small Cap Growth and AB Sustainable Global Thematic. Our Non-U.S. equity funds with AUM greater than $1 billion that placed in the top quartile over the same period are: AB Global Core Equity, AB International Technology and AB Sustainable Global Thematic (information sourced from Morningstar).

Additionally, at year-end 2020, 68% of U.S. Fund assets and 56% of Non-U.S. Fund assets were rated either 4 or 5-stars by Morningstar.

Net Flows
Scaling our proven investment services remains a key focus of our firm. In 2020, we generated an active organic growth rate of 1.0%, or 3.0% excluding low-fee AXA redemptions we had been expecting and previously disclosed. In our Retail channel, record gross sales of $79 billion increased 5% year-over-year, reflecting strong growth in the U.S. and Japan. This growth primarily resulted from Active Equities, which experienced gross sales of $36 billion, or 64% greater than the prior year. Retail redemptions increased from 2019 due to the industry-wide sell-off related to the global onset of COVID-19 during the first quarter. Our Retail Active Equity products grew organically for a fourth consecutive year, generating $5.5 billion in net inflows, or a 7% organic growth rate. In our Institutional channel, gross sales were $30.8 billion, increasing 81% compared to 2019 and representing the firm's highest level of institutional gross sales in 12 years. The firm generated institutional active equity flows of $7.2 billion in 2020, or a 16% organic growth rate. Our pipeline of $12.2 billion in AUM compared with $15.1 billion a year ago, reflecting strong funding during the fourth quarter of 2020. Active Equities and Alternatives represented over 80% of the pipeline fee base at year-end. In Private Wealth, gross sales in 2020 of $14.3 billion increased 26% year-over-year, representing our best production since 2007. And, we continued to expand our use of innovative product offerings, including a diverse set of Alternatives, ESG-related offerings and tax-sensitive vehicles such as our proprietary SMA Tax Loss Harvesting Portfolio.

Develop high-quality differentiated services:
Growing the diversity of our offerings to meet the needs of an evolving, complex global client base remains a key focus. In 2020, our Sustainable Investing platform experienced strong growth, with $16.5 billion of AUM at year-end, up 60% year-over-year. In our Multi-Asset group, we launched six new funds, including Global Macro, Event and Merger Arbitrage, ESG, China and low-volatility focused products.

Additionally, we continued to successfully develop and raise capital for new Alternatives offerings, which we are offering across our buy-side distribution channels. Launches in 2020 included: a new European Commercial Real Estate Debt platform, which we are launching with the key support of EQH; our first Collateralized Loan Obligation fund; a Term Asset-Backed Securities Loan Facility offering; and a fund of funds joint venture with Abbott Capital Management, LLC. We also completed two acquisitions in 2020: Asturias, a long/short equity manager focused on the technology, telecom and media sector; and AnchorPath, a risk-managed solutions provider.

We remain focused on expanding opportunistically, both inside and outside the U.S., to support long-term growth. We have efforts underway to expand our range of services and capabilities in China, other Asian nations and select European markets.

Lastly, in Bernstein Research, we continue to invest in Hong Kong and India, where investments to date have come to fruition.

Maintain strong incremental margins:
We remain focused on managing costs to help ensure that we generate strong incremental operating margins. In 2020, we continued to make substantial progress on a key pillar of this strategy, which we initially announced in 2018: the relocation of our corporate headquarters from New York, NY to Nashville, TN. We expect to occupy in 2021 our newly constructed Nashville headquarters building, which will house approximately 1,250 employees over time. We continue to seek efficiencies and manage various operating expenses to help ensure that we drive operating leverage on incremental revenues.

In 2020, total adjusted compensation and benefits was 47.9% of adjusted revenues, flat compared to 2019. Excluding the impact of higher performance-based fees in 2020, compensation costs as a percentage of revenues declined by 0.6% to 47.3%. Our adjusted operating margin increased by 260 basis points to 30.1% in 2020 compared to 27.5% in 2019. The increase resulted from a 5% increase in adjusted revenues, driven by higher base fees, higher performance-based fees and higher Bernstein Research revenues, partially offset by a 1% increase in adjusted operating expenses compared to 2019. We provide additional information regarding our adjusted compensation ratio below in this Compensation Discussion & Analysis, and we provide additional information about our adjusted operating margin in Management's Discussion and Analysis of Financial Condition and Results of Operations above in Item 7.

Overview of 2020 Incentive Compensation Program

When reflecting on 2020 performance and pay, each of our NEOs received a portion of his or her year-end incentive compensation in the form of an annual cash bonus and a portion in the form of long-term incentive compensation awards. The split between the annual cash bonus and long-term incentive compensation varied depending on the NEO's total compensation, with lower-paid executives receiving a greater percentage of their incentive compensation as cash bonuses than more highly-paid executives. (For additional information about these compensatory elements, see “Compensation Elements for NEOs” below.) For Mr. Bernstein, his 2020 incentive compensation award was based generally on the terms set forth in the CEO Employment Agreement (as defined below) and review of his performance during 2020 by the Compensation Committee. As part of the Committee's evaluation of Mr. Bernstein's performance, the Committee reviewed AB's financial results and a performance scorecard (the "Scorecard"), which reflected our Growth Strategy and included actual results relative to target metrics across the following measures:
•financial goals, including peer results, adjusted operating margin, adjusted revenue growth and operating efficiency targets (see our discussion of “Management Operating Metrics” in Item 7 for a reconciliation between our results pursuant to US GAAP and our adjusted results);
•strategic focus areas, including investment performance, client retention and demonstrable progress of strategic priorities; and
•organizational leadership, including employee engagement and leadership transitions.
In 2021 and future years, we expect to utilize a similar Scorecard in assessing the performance of each of the firm's executives. The recent adoption of this tool has initiated a broad and diverse approach to reward and recognition processes at the firm, beginning with Mr. Bernstein in 2020. The Scorecard serves to shift our executives' priorities from a primarily revenue-based model to a broad leadership mindset. Priorities, including progress compared to ESG measures in the Scorecard, and the needs of clients are paralleled with the expectation of creating long-term value for all of our stakeholders and becoming a guiding example for employees while complementing revenue expectations.
We do not utilize quantitative formulas or targets when determining the incentive compensation of our NEOs. Instead, we rely on our assessment of each executive's performance relative to business, operational and cultural goals established at the beginning of the year and reviewed in the context of the current-year financial performance of the firm. The amount of incentive compensation paid to our NEOs continues to be determined on a discretionary basis by the Compensation Committee.

Additionally, incentive compensation reflects an executive's achievements throughout the year. Amounts are awarded to help us achieve our goal of attracting, motivating and retaining top talent while also helping to ensure that our NEOs' goals are appropriately aligned with the goal of increasing our Unitholders’ return on their investment.
Mr. Bernstein and Ms. Burke, with the approval of the Compensation Committee, confirmed that the appropriate metric to consider in determining the amount of incentive compensation paid to all employees, including our NEOs, in respect of 2020 performance is the ratio of adjusted employee compensation and benefits expense to adjusted net revenues, which terms are described immediately below:

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

In addition, Mr. Bernstein and Ms. Burke, with the approval of the Compensation Committee, determined that the firm’s adjusted employee compensation and benefits expense generally should not exceed 50.0% of our adjusted net revenues, except in unexpected or unusual circumstances. As the table below indicates, in 2020, adjusted employee compensation and benefits expense amounted to approximately 47.9% of our adjusted net revenues (in thousands):

Net Revenues	$3,708,536
Adjustments (see above)	(659,210)
Adjusted Net Revenues	$3,049,326

Employee Compensation & Benefits Expense	$1,494,198
Adjustments (see above)	(34,889)
Adjusted Employee Compensation & Benefits Expense	$1,459,309
Adjusted Compensation Ratio	47.9%
Our 2020 adjusted compensation ratio of approximately 47.9% reflects a balancing of the need to keep compensation levels competitive with industry peers in order to attract, motivate and retain highly-qualified talent with the need to maintain strong operating leverage in our business. The Compensation Committee works with management to help ensure both needs are sufficiently addressed.

Compensation Committee; Process for Determining Executive Compensation

The Compensation Committee consists of Ms. Matus (Chair) and Messrs. Audet, de Oliveira, Kaye, Pearson and Scott. The Compensation Committee held four regular meetings in 2020.

As discussed in “NYSE Governance Matters” in Item 10, AB Holding, as a limited partnership, is exempt from NYSE rules that require public companies to have a compensation committee consisting solely of independent directors. EQH owns, directly and through various subsidiaries, an approximate 64.8% economic interest in AB (as of December 31, 2020), and compensation expense is a significant component of our financial results. For these reasons, Mr. Pearson, director and President and CEO of EQH, is a member of the Compensation Committee, and any action taken by the Compensation Committee requires his affirmative vote or consent. Given this structure, the Compensation Committee has established a sub-committee consisting entirely of non-management directors (i.e., Ms. Matus and Messrs. Audet, de Oliveira, Kaye and Scott). This “Section 16 Sub-Committee” approves awards of restricted AB Holding Units to NEOs.

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
The Compensation Committee has developed a comprehensive process for:
•reviewing our executive compensation program to ensure it is aligned with our firm’s philosophy and strategic objectives;
•evaluating performance by our NEOs against goals and objectives established at the beginning of the year; and
•setting compensation for the NEOs and other senior executives.

The Compensation Committee’s year-end process generally focuses on the cash bonuses and long-term incentive compensation awards granted to NEOs and other senior executives. Mr. Bernstein, working with Ms. Burke and other senior executives, provides recommendations for individual executive awards to the Compensation Committee for its consideration. As part of this process, Ms. Burke provides the Committee with compensation benchmarking data from one or more compensation consultants. For 2020, we paid $48,150 to McLagan Partners (“McLagan”) for executive compensation benchmarking data and trend forecasting.

Management periodically reviews with the Compensation Committee the firm’s expected adjusted financial and operating results, the firm’s actual results and management’s year-end compensation expectations, as they evolve throughout the year. Management accomplished these reviews during regular meetings of the Compensation Committee held in February, May, September and November 2020. The Compensation Committee then approved the firm's final year-end compensation recommendations during December 2020.

The Compensation Committee did not retain its own consultants in 2020.

Additional information regarding the Compensation Committee’s functions can be found in the Committee's charter, which is available online in the “Corporate Responsibility - Corporate Governance” section of our Internet Site.

Benchmarking Data

In 2020, we engaged McLagan to provide compensation benchmarking data for our NEOs (“2020 Benchmarking Data”). The 2020 Benchmarking Data summarized 2019 compensation levels and 2020 salaries at selected asset management companies comparable to ours in terms of size and business mix (“Comparable Companies”), to assist us in determining the appropriate level of compensation for our NEOs.
The 2020 Benchmarking Data provided ranges of compensation levels at the Comparable Companies for executive positions like those held by our NEOs, including base salary and total compensation.

The Comparable Companies, which management selected with input from McLagan, included:

Eaton Vance Corp.	Franklin Templeton Investments	Goldman Sachs Asset Management
Invesco Ltd.	JP Morgan Asset Management	Legg Mason, Inc.
MFS Investment Management	Morgan Stanley Investment Management	Neuberger Berman LLC
Nuveen Investments / TIAA	PIMCO LLC	Prudential Investments
T. Rowe Price, Inc.	The Vanguard Group, Inc.
The 2020 Benchmarking Data indicated that the total compensation paid to each of our NEOs in 2020 fell within or below the ranges of total compensation paid to executives at the Comparable Companies.
The Compensation Committee considered this information in concluding that the compensation levels paid in 2020 to our NEOs were appropriate and reasonable.
Other Factors Considered When Determining NEO Compensation

For 2020, Mr. Bernstein and Ms. Burke, and the Compensation Committee, based decisions about the incentive compensation of our NEOs primarily on an assessment of each executive’s leadership, operational performance and potential to enhance investment returns and service for clients, all of which contribute to long-term Unitholder value. Quantitative formulas are not utilized when determining the incentive compensation of our NEOs. Instead, Mr. Bernstein and Ms. Burke, and the Compensation Committee, rely on judgment about each executive’s performance in light of business and operational goals established at the beginning of the year and reviewed in the context of the current-year financial performance of the firm and the firm's progress in advancing its Growth Strategy. Mr. Bernstein and Ms. Burke begin the award determination process, working with other members of senior management, by determining the total incentive compensation amounts available for a particular year (as more fully explained above in “Overview of 2020 Incentive Compensation Program”).
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
Mr. Bernstein and Ms. Burke then provided specific incentive compensation recommendations to the Compensation Committee, which recommendations were supported by the factors listed above, each NEO's individual achievements, as listed below and, for Mr. Bernstein, a summary of his performance compared with metrics included in the Scorecard. They also provided the Compensation Committee with the 2020 Benchmarking Data, which was not used in a formulaic or mechanical way to determine NEO compensation levels, but rather, as noted above, provided the Compensation Committee with a reference point for the compensation levels paid to executives at the Comparable Companies. The Compensation Committee then made the final incentive compensation decisions for each NEO.

We have described below each NEO’s individual achievements in 2020 given each officer’s role and the firm's business and operational goals:
Seth P. Bernstein
Role
•Leadership, responsibility and performance as President and CEO.

Individual Achievements

•Led the firm’s efforts in achieving an approximate 5% year-over-year increase in adjusted net revenues, firm-wide client net inflows of $9.2 billion, excluding AXA's redemption of low-fee fixed income mandates, resulting in an active organic growth rate of 3.0%; higher revenues and lower non-compensation related expenses, in part due to COVID-19 pandemic-related travel restrictions, led to an increase in adjusted operating margin of 260 basis points to 30.1%.

•Successfully managed the firm through an unprecedented year via the strength of our leadership team and technology platform, which enabled us to transition working remotely seamlessly, allowing us to support our people and clients.

•Led the continued focus on investment results; while challenged in the short term, longer term investment performance remains competitive. As of December 31, 2020, fixed income services, as a percentage of assets outperforming applicable benchmarks for the one-, three- and five-year periods, achieved 43%, 62% and 79%, respectively, while equities services achieved 41%, 61% and 53%, respectively.

•Drove meaningful progress on key strategic growth initiatives, including build-out of our operation in China and our responsible investment platform, enhancing collaboration with EQH and establishing a comprehensive inorganic growth strategy: AB added four new businesses in 2020.

•Improved engagement metrics in AB’s employee survey and supported the firm’s diversity and inclusion initiatives, including adding diverse perspectives to the firm's Operating Committee and adding two diverse Board members.

•Conducted meetings globally with current and prospective clients to deepen AB’s relationships and appreciation of evolving client priorities.

•Made significant progress in transition of the firm's senior leadership team.

•Advanced our firm's headquarters transition to Nashville, with the relocation and hiring of new staff and the continued construction of our new, state-of-the-art corporate headquarters.

Kate C. Burke
Role
•Leadership, responsibility and performance as COO.

Individual Achievements

•Led AB's response to the COVID-19 pandemic by establishing and quickly mobilizing the firm's Pandemic Response Team, which consists of Technology, Operations, Administrative Services, Human Capital, Risk Management, Security and Corporate Communications, to execute a coordinated global response that enabled the firm to seamlessly provide exceptional client service and investment advice, meet fiduciary obligations and prioritize the health and safety of AB's 3,929 employees as the firm adjusted to working remotely.

•Advanced AB's headquarters transition to Nashville, resulting in 789 employees on the ground as of December 31, 2020; despite the challenges presented by remote working, the firm continued to hire, onboard and train 166 new employees in Nashville in 2020, maintaining the firm's pace to achieve 1,250 employees by 2024. Also, created various engagement strategies to advance AB's culture, community and philanthropic activities in Nashville.

•Led firm-wide cost savings initiatives to drive greater efficiency and automation, managed compensation and headcount, and captured additional savings to improve AB's adjusted operating margin by 260 basis points to 30.1%.

•Reviewed existing and new business initiatives and aligned resources to invest in organic and inorganic growth opportunities, including the build-out of our operation in China, our responsible investment platform, our private wealth capabilities, and our public and private alternatives platforms.

•Championed our firm's diversity and inclusion efforts through a period of civil unrest around racial inequity, supported AB's employees and provided opportunities to share and learn together while also delivering concrete actions resulting in increased diverse representation on the Board and the firm's Operating Committee, and added resources to support the development and retention of AB's diverse talent.

•Supported Mr. Bernstein in the succession planning of critical leadership roles, including the planned retirement of Mr. Weisenseel and the Head of AB's Client Group, and the successful selection and transition of new leaders onto the firm's executive team.

•Completed transition to the role of COO in July 2020 and worked closely with Mr. Weisenseel throughout 2020 to transition administrative services to the office of the COO by February 2021.

•Advanced AB's operating model to increase transparency and accountability around key business and financial metrics, enhanced collaboration within the firm's Operating Committee to support enterprise initiatives around expanding product, distribution and infrastructure capabilities, and supported AB's talent and cultural initiatives.

Ali Dibadj
Role
•Leadership, responsibility and performance as Head of Finance and Strategy, including ensuring a seamless transition to the role of CFO and Head of Strategy.
Individual Achievements
•Supported the Board, Mr. Bernstein, other NEOs and various Heads of Strategic Business Units to define, articulate and execute our Growth Strategy, including:
◦developing new alternatives, responsible investing, equities, multi-asset and fixed income products;
◦evolving our firm's approach to servicing new and existing clients in private wealth, retail and institutional globally; and
◦hiring and retaining colleagues to support a continuously-improving organization.
•Collaborated with colleagues to help translate those strategies and initiatives into delivery of strong 2020 financial results.
•Partnered closely with Mr. Weisenseel to ensure a smooth transition of the CFO role, including building relationships within our firm's Finance organization and AB employees more broadly.
•Began building AB's Strategy & Corporate Development team, including making key hires and establishing processes.
•Led inorganic growth efforts at AB, which added four new businesses in 2020 and several other important capabilities.
•Conducted competitive and industry analysis to help guide business decisions.
•Led furthering of intra-firm transparency, teamwork and efficiency by improving information management system tools, metrics and processes.
•Established relationships with key external partners, such as clients, consultants, our communities, investors, analysts and the media, among others.
•Deepened AB's partnership with EQH, leading to new business opportunities and a closer operating relationship.

Laurence E. Cranch
Role
•Leadership, responsibility and performance as Chief Legal Officer.

Individual Achievements
•Successfully implemented compliance solutions in response to new compliance requirements that became effective in 2020.

•Received favorable feedback from AB business leaders relating to the quality of service of the Legal and Compliance department.

•Ensured no regulatory examination resulted in a material adverse finding or enforcement proceeding.

•Ensured the firm remained free of material litigation, reflecting our pragmatic and aggressive program to avoid situations that are likely to produce disputes and, where disputes do arise, resolve them on favorable terms.

•Successfully completed the relocation of most of the New York-based Legal and Compliance department to Nashville, including the selection and retention of employees relocating, and the recruitment of qualified individuals to fill open positions in the location.

•Successfully controlled outside counsel expenses, with respect to ongoing and routine legal matters.
John C. Weisenseel
Role
•Leadership, responsibility and performance as CFO, including seamless transition of his responsibilities to Ms. Burke and Mr. Dibadj.
Individual Achievements
•Successfully managed the firm's liquidity profile, which enabled the firm to navigate the extreme market volatility experienced during 2020.

•Oversaw the achievement of our 30% adjusted operating margin target (actual of 30.1%) by limiting expense growth to maximize operating leverage of the business.

•Successfully completed the relocation of the Finance department to Nashville, achieving expense savings in excess of target and improved diversity.

•Provided accounting, tax and structuring guidance on several business development opportunities, including the launch of AB's collateralized loan obligation and European debt real estate businesses.

•Maintained active discussions with AB’s investor community and credit rating agencies.

•Successfully transitioned finance responsibilities to Mr. Dibadj and administrative services responsibilities to Ms. Burke.

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
Annual cash bonuses in respect of 2020 performance for each NEO were determined and paid in December 2020. These bonuses, and the 2020 long-term incentive compensation awards described immediately below, were based on management’s evaluation, subject to the Compensation Committee’s review and approval, of each NEO’s performance during the year, the firm's progress in advancing its Growth Strategy during the year, the performance of the NEO’s business unit or function compared to business and operational goals established at the beginning of the year and the firm’s current-year financial performance. For more information regarding the factors considered when determining cash bonuses for NEOs, see “Other Factors Considered When Determining NEO Compensation” above.
In respect of 2020, Mr. Bernstein received a cash bonus of $4,015,000 in accordance with the terms of the employment agreement into which he entered with the General Partner, AB and AB Holding as of May 1, 2017 (“CEO Employment Agreement”) and after review of Mr. Bernstein's performance during 2020 by the Compensation Committee. Please refer to “Overview of Mr. Bernstein's Employment Agreement” below for additional information relating to Mr. Bernstein’s cash bonus and other compensation elements.
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
We believe that annual long-term incentive compensation awards provide a long-term retention mechanism for our NEOs because such awards generally vest ratably over four years. For 2020 performance, these awards were granted in December 2020 to each of Ms. Burke and Messrs. Bernstein, Cranch, Dibadj and Weisenseel pursuant to the AB 2020 Incentive Compensation Award Program ("ICAP"), an unfunded, non-qualified incentive compensation plan, and the AB 2017 Long Term Incentive Plan, our equity compensation plan (“2017 Plan”).
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
Clawbacks
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
Relocation-related Performance Awards
In April 2018, Ms. Burke, Mr. Cranch and Mr. Weisenseel each was granted a special restricted AB Holding Unit award with a grant date fair value of $4,000,000. Each award vests on December 1, 2022, and the underlying AB Holding Units are delivered promptly thereafter provided each executive continues to be employed by AB and each executive moves to and establishes his or her principal residence in Nashville, TN. Vesting of each executive’s AB Holding Units also is contingent on an assessment by the Compensation Committee, with appropriate input from Mr. Bernstein, as to whether, and the extent to which:
•our firm’s headquarters relocation initiative is executed without significant disruption or reputational damage to AB;
•AB’s targets for cost savings and implementation costs for the relocation have been achieved; and

•the level of workplace talent and diversity in Nashville is satisfactory.

With respect to the above-referenced criteria, the Compensation Committee, with appropriate input from Mr. Bernstein, assesses achievement of the criteria both within the executive's business unit and with respect to our firm overall. In December 2019 and 2020, Mr. Bernstein, on behalf of the Compensation Committee, advised each executive that his or her performance generally was progressing well with respect to each of the above-referenced criteria. A similar process is expected to be followed in December 2021.

CFO Retirement Agreement

As announced in a Form 8-K we filed on August 26, 2020, Mr. Weisenseel will retire from AB, effective September 30, 2021 (the "Retirement Date"). He is transitioning his Finance responsibilities to Mr. Dibadj, who will assume the role of CFO, and his Administrative Services responsibilities to Ms. Burke, effective on or about February 12, 2021 (the first business day after we file this 10-K). Mr. Weisenseel will serve in a senior advisory role from February 12, 2021 until his Retirement Date.

The compensatory benefits under the retirement agreement to which Mr. Weisenseel is entitled include:

•a lump sum cash payment of $250,000 (less applicable tax withholding and other payroll deductions) to be made in the first pay period immediately after the Retirement Date;

•the vesting on the Retirement Date and, per Mr. Weisenseel's election, delivery on March 31, 2027 of 113,266 AB Holding Units, which represents a pro rata vesting through the Retirement Date of the restricted AB Holding Units described immediately above in "Relocation-related Performance Awards;" and

•until the Retirement Date and continuing for a period of 26 weeks thereafter, his base salary shall continue to be paid, through regular payroll on regular payroll dates, at the rate of $375,000 (less applicable tax withholding and other payroll deductions.

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

With respect to 2020, the Compensation Committee determined in December 2020 that employee deferral contributions would be matched on a dollar-for-dollar basis up to 5% of eligible compensation and that there would be no profit sharing contribution.

Other Benefits

Change in Control Plan
In December 2020, the Compensation Committee approved the AllianceBernstein Change in Control Plan for Executive Officers (the "CIC Plan"). The purpose of the CiC Plan is to provide certain benefits for each individual designated by our CEO as an executive officer (an "Executive Officer") in the event of a change in control ("CIC") of AB. The CIC Plan contains a change in control provision substantially similar to the change in control provision included in Mr. Bernstein's employment agreement (as described below in "Overview of Mr. Bernstein's Employment Agreement"). The provisions under the CIC Plan also are described in a compensatory table below entitled, “Potential Payments upon Termination or Change in Control.”

The CIC Plan provides that, in the event of a CIC, unless prior to the CIC, any unvested restricted unit awards (including ICAP awards) then held by an Executive Officer are honored or assumed, or new rights are substituted therefore, so that the Executive Officer's rights and entitlements after the CIC are substantially equivalent to or better than the Executives Officer's rights and entitlements under the award, each award will, prior to the CIC, immediately and fully vest and no longer be subject to forfeiture.

In addition, (i) if the Executive Officer's employment is terminated by AB, other than for cause, (ii) the Executive Officer resigns with good reason (as defined in the CIC Plan), or (iii) the Executive Officer dies or becomes disabled, within 12 months following a CIC, the Executive Officer will be entitled to receive the sum of (a) the Executives Officer's annual base salary at the time of his or her termination, and (b) the Executive Officer's most recent annual cash incentive compensation award, multiplied by two.

The CIC Plan defines CIC to include any transaction as a result of which EQH ceases to control AB, or a successor entity that conducts the business of AB. However, there would not be a CIC unless, as a result of the transaction, an entity other than EQH controls AB (or a successor to its business).

Life Insurance
Our firm pays the premiums associated with life insurance policies purchased on behalf of our NEOs.

Consideration of Risk Matters in Determining Compensation

In 2020, we considered whether our compensation practices for employees, including our NEOs, encourage unnecessary or excessive risk-taking and whether any risks arising from our compensation practices are reasonably likely to have a material adverse effect on our firm. For the reasons set forth below, we have determined that our current compensation practices do not create risks that are reasonably likely to have a material adverse effect on our firm.

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

Overview of Mr. Bernstein's Employment Agreement

Pursuant to the CEO Employment Agreement, Mr. Bernstein served as our President and CEO for an initial term that commenced on May 1, 2017 and ended on May 1, 2020. The initial term automatically was extended for one additional year on May 1, 2020 and will automatically extend each May thereafter, beginning May 1, 2021, unless the CEO Employment Agreement is terminated in accordance with its terms (“Employment Term”).

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

Additionally, the Compensation Committee, during its regular meeting held on December 10, 2019, further amended the CEO Employment Agreement by:

•increasing Mr. Bernstein’s severance payments if his employment is terminated involuntarily, without cause, from one year’s base salary and bonus to one and a half year’s base salary and bonus;

•excluding from the definition of change in control AB Holding ceasing to be publicly traded;

•removing from the circumstances that give rise to Mr. Bernstein’s ability to terminate the agreement for “good reason” his ceasing to be the CEO of a publicly traded entity; and

•eliminating Mr. Bernstein’s entitlement to a gross-up for any excise tax on his parachute payments, which would have been pertinent only if Mr. Bernstein had been terminated involuntarily prior to December 31, 2019.

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

Cash Bonus
Under the CEO Employment Agreement, Mr. Bernstein was entitled to be paid a cash bonus at a target level of $3,000,000 in 2020, subject to review and increase from time to time by the Compensation Committee, in its sole discretion. As a result of a review of Mr. Bernstein's performance during 2020 by the Compensation Committee, Mr. Bernstein was paid a cash bonus of $4,015,000. In determining Mr. Bernstein's cash bonus, the Compensation Committee considered the progress AB made in advancing its Growth Strategy, Mr. Bernstein's performance in light of the target metrics included in the Scorecard and Mr. Bernstein's individual achievements during 2020, as described above.

Restricted AB Holding Units
Commencing in 2018 and during the remainder of the Employment Term, Mr. Bernstein is eligible to receive annual equity awards with a grant date fair value equal to $3,500,000, subject to review and increase by the Compensation Committee, in its sole discretion, in accordance with AB’s compensation practices and policies generally applicable to the firm’s executive officers as in effect from time to time. The Compensation Committee approved an equity award to Mr. Bernstein with a grant date fair value equal to $3,835,000 during December 2020. The Compensation Committee determined Mr. Bernstein's equity award based on the review process described above. As a result of the SPB First Amendment, the equity award granted to Mr. Bernstein in December 2020 is subject to the same ICAP-related terms and conditions as awards granted to other executive officers at that time, which terms and conditions are described above in "Compensation Elements for NEOs - Long-Term Incentive Compensation Awards."

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
Compensation awarded by EQH to Mr. Bernstein

In 2020, the board of directors of EQH granted to Mr. Bernstein, in connection with his membership on the EQH Management Committee:

•a restricted stock unit award (for EQH common stock) with a grant date fair value of $250,019;

•a performance share award (for EQH common stock) with a grant date fair value of $500,031, approximately half of which can be earned subject to EQH’s performance against specified non-GAAP financial targets and half of which can be earned subject to EQH’s total shareholder return relative to its peer group; and

•stock options (for EQH common stock) with a grant date fair value of $250,003.

Mr. Bernstein may receive additional equity or cash compensation from EQH in the future related to his service on the EQH Management Committee.

CEO Pay Ratio

In 2020, the compensation of Mr. Bernstein, our President and CEO, was approximately 61 times the median pay of our employees, resulting in a 61:1 CEO Pay Ratio.

We identified our median employee by examining 2020 total compensation for all individuals, excluding Mr. Bernstein, who were employed by our firm as of December 31, 2020, the last day of our payroll year. We included all of our employees in this process, whether employed on a full-time or part-time basis. We did not make any assumptions or estimates with respect to total compensation, but we did adjust compensation paid to our non-U.S. employees during our 2020 fiscal year based on the average monthly exchange rates for the 12-month period ending September 30, 2020 (data compiled in fourth quarter) between the local currencies in which such employees are paid and U.S dollars. We define “total compensation” as the aggregate of base salary (plus overtime, as applicable), commissions (as applicable), cash bonus and the grant date fair value of long-term incentive compensation awards.

After identifying the median employee based on total compensation, we calculated total compensation in 2020 for such employee using the same methodology we use for our NEOs as set forth below in the Summary Compensation Table for 2020.

As illustrated in the table below, our 2020 CEO Pay Ratio is 61:1:

	Seth Bernstein	Median Employee
Base salary ($)	500,000	127,750
Cash bonus ($)	4,015,000	20,250
Stock awards ($) (1)	4,835,054	—
All other compensation ($) (2)	52,509	5,513

Total ($)	9,402,563	153,513

2020 CEO Pay Ratio	61:1
_____________________

(1) Includes (i) an award granted by AB of restricted AB Holding Units with a grant date fair value of $3,835,000 and (ii) awards granted by EQH with an aggregate grant date fair value of $1,000,053, as more fully described above in “Compensation awarded by EQH to Mr. Bernstein.” For additional information, please refer to the compensatory tables below in this Item 11.

(2)    For a description of Mr. Bernstein’s other compensation, please refer to the Summary Compensation Table for 2020 below. The median employee's other compensation consists of a $5,513 profit sharing plan contribution.

Other Compensation-Related Matters

AB and AB Holding are, respectively, private and public limited partnerships. They are subject to taxes other than federal and state corporate income tax (see “Structure-related Risks” in Item 1A and Note 21 to AB’s consolidated financial statements in Item 8). Accordingly, Section 162(m) of the Code, which limits tax deductions relating to executive compensation otherwise available to an entity taxed as a corporation, is not applicable to either AB or AB Holding for 2020.

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

Kristi Matus (Chair)	Paul Audet
Ramon de Oliveira	Daniel Kaye
Mark Pearson	Bertram Scott

Summary Compensation Table for 2020

Total compensation of our NEOs for 2020, 2019 and 2018, as applicable, is as follows:

Name and Principal Position	Year	Salary($)	Bonus($)	Stock Awards(1)(2) ($)	Option Awards(2)(3) ($)	All Other Compensation ($)		Total($)
Seth P. Bernstein(4)(5)	2020	500,000	4,015,000	4,585,051	250,003	52,509		9,402,563
President and CEO	2019	500,000	3,850,000	4,750,026	250,004	94,859		9,444,889
	2018	500,000	3,500,000	4,740,000	—	71,623		8,811,623

Kate C. Burke(6)	2020	300,000	1,665,000	1,285,000	—	19,517	19517	3,269,517
Chief Operating Officer	2019	300,000	1,415,000	1,035,000	—	60,716		2,810,716
	2018	300,000	785,000	4,440,009	—	14,200		5,539,209

Ali Dibadj(7)	2020	400,000	945,000	665,000	—	14,880		2,024,880
Head of Finance and Strategy

Laurence E. Cranch(6)	2020	400,000	940,000	660,000	—	17,958		2,017,958
General Counsel	2019	400,000	940,000	660,000	—	17,708		2,017,708
	2018	400,000	940,000	4,660,009	—	92,276		6,092,285

John C. Weisenseel(6)	2020	375,000	1,147,500	842,500	—	16,824		2,381,824
CFO	2019	375,000	1,147,500	842,500	—	15,677		2,380,677
	2018	375,000	1,147,500	4,842,509	—	68,433		6,433,442
________________________________________________________________________________________________________________________
(1)The figures in the “Stock Awards” column provide the aggregate grant date fair value of the awards calculated in accordance with FASB ASC Topic 718. For the assumptions made in determining the AB Holding Unit award values, see Note 19 to AB’s consolidated financial statements in Item 8.
(2)See “Grants of Plan-based Awards in 2020” below for information regarding the 2020 option award granted by EQH to Mr. Bernstein.
(3)The figures in the "Option Awards" column provides the grant date fair values of Mr. Bernstein's awards (which were issued by EQH) calculated in accordance with FASB ASC Topic 718. The fair value of EQH stock options is calculated by EQH using the Black-Scholes option pricing model. The expected EQH dividend rate is based on market consensus. EQH share price volatility is estimated on the basis of implied volatility, which is checked by EQH against an analysis of historical volatility to ensure consistency. The effect of expected early exercise is accounted for through the use of an expected life assumption based on historical data.
(4)See "Overview of Mr. Bernstein's Employment Agreement" and "Compensation Awarded by EQH to Mr. Bernstein" above for a description of Mr. Bernstein's compensatory elements. Mr. Bernstein's compensation also is disclosed by EQH.
(5)The "Stock Awards" column for 2020 includes the grant date fair value of the restricted stock unit award (grant date fair value of $250,019) and the performance share award (grant date fair value of $500,031) Mr. Bernstein received from EQH in February 2020. The "Stock Awards" column for 2019 includes the grant date fair value of the restricted stock unit award (grant date fair value of $250,010) and the performance share award (grant date fair value of $500,016) Mr. Bernstein received from EQH in February 2019. The "Stock Awards" column for 2018 includes the grant date fair value of the transaction incentive award Mr. Bernstein received from EQH in May 2018, which had a grant date fair value of $740,000.
(6)See "Relocation-related Performance Awards" above for a description of the restricted AB Holding Units awards granted to Ms. Burke, Mr. Cranch and Mr. Weisenseel.
(7)We have not provided 2019 or 2018 compensation for Mr. Dibadj as he was not a named executive officer in those years.

The “All Other Compensation” column includes the aggregate incremental cost to our company of certain other expenses and perquisites. For 2020, this column includes the following:

Name	Personal Use of Car and Driver ($)		Contributions to Profit Sharing Plan ($)	Life Insurance Premiums ($)	Relocation and/or Financial Planning Assistance(2) ($)	Other ($)
Seth P. Bernstein	11,007	(1)	14,250	2,322	24,930	—
Kate C. Burke	—		14,250	450	4,817	—
Ali Dibadj	—		14,250	630	—	—
Laurence E. Cranch	—		14,250	3,708	—	—
John C. Weisenseel	—		14,250	2,574	—	—
________________________________________________________________________________________________________________________
(1)The amount reflects the incremental cost to us attributable to commuting and other non-business use. We made available to Mr. Bernstein in the first half of 2020 a car and driver for security and business purposes. Car and driver services were contracted through a third party. The cost of providing a car is determined annually and includes, as applicable, driver compensation, annual car lease, insurance cost and various miscellaneous expenses such as fuel and car maintenance.
(2)    The amount set forth in the table for Mr. Bernstein relates to financial/tax planning services, while the amount set forth in the table for Ms. Burke relates to our headquarters relocation to Nashville, TN.

Grants of Plan-based Awards in 2020

Grants of awards under the 2017 Plan, our equity compensation plan, during 2020 made to our NEO are as follows (we also discuss awards issued by EQH to Mr. Bernstein):

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)	Grant Date Fair Value of Stock Awards(1) ($)
Seth P. Bernstein(2)(3)	12/11/2020	119,471	3,835,000
	2/26/2020	10,786	250,019
	2/26/2020	10,452	250,012
	2/26/2020	10,786	250,019
Kate C. Burke(2)	12/11/2020	40,032	1,285,000
Ali Dibadj(2)	12/11/2020	20,717	665,000
Laurence E. Cranch(2)	12/11/2020	20,561	660,000
John C. Weisenseel(2)	12/11/2020	26,247	842,500
________________________________________________________________________________________________________________________
(1)    This column provides the aggregate grant date fair value of the awards calculated in accordance with FASB ASC Topic 718. For the assumptions made in determining the AB Holding Unit values, see Note 19 to AB's consolidated financial statements in Item 8.
(2)    As discussed above in “Overview of 2020 Incentive Compensation Program” and “Compensation Elements for NEOs—Long-Term Incentive Compensation Awards,” long-term incentive compensation awards granted in 2020 to our NEOs were denominated in restricted AB Holding Units. These awards are shown in the “All Other Stock Awards” column of this table, the “Stock Awards” column of the Summary Compensation Table for 2020 and the “AB Holding Unit Awards” columns of the Outstanding Equity Awards at 2020 Fiscal Year-End Table.
(3)    In February 2020, EQH granted to Mr. Bernstein (i) a restricted stock award with a grant date fair value of $250,019 and (ii) a performance share award with a grant date fair value of $500,031, approximately half of which can be earned subject to EQH's performance against specified non-GAAP financial targets and half of which can be earned subject to EQH's total shareholder return relative to its peer group.

In 2020, the number of restricted AB Holding Units comprising long-term incentive compensation awards granted to each NEO was determined based on the closing price of an AB Holding Unit as reported for NYSE composite transactions on December 11, 2020, the date as of which the Compensation Committee approved the awards. At the time of these awards, the Compensation Committee consisted of Ms. Matus (Chair) and Messrs. Audet, de Oliveira, Kaye, Pearson and Scott; the Section 16 Subcommittee, which approved awards to our NEOs, consisted of Ms. Matus (Chair) and Messrs. Audet, de Oliveira, Kaye and Scott. For further information regarding the material terms of such awards, including the vesting terms and the formulas or criteria to be applied in determining the amounts payable, please refer to "Overview of 2020 Incentive Compensation

Program," "Other Factors Considered When Determining NEO Compensation," and "Compensation Elements for NEOs" above.

Outstanding Equity Awards at 2020 Fiscal Year-End

Outstanding equity awards held by our NEOs as of December 31, 2020 are as follows:

	Option Awards				AB Holding Unit and/or EQH Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested(8) ($)
Seth P. Bernstein(1)(2)(3)	21,816	43,630	$18.74	2/14/2029	339,929	11,479,408
	—	57,209	23.18	2/26/2030	139,719	3,575,409
Kate C. Burke(4)	—	—	—	—	231,185	7,807,123
Ali Dibadj(5)	—	—	—	—	20,717	699,597
Laurence E. Cranch(6)	—	—	—	—	208,559	7,043,022
John C. Weisenseel(7)	—	—	—	—	185,139	6,252,150
________________________________________________________________________________________________________________________
(1)Subject to accelerated vesting clauses in the CEO Employment Agreement (e.g., immediate vesting upon a “change in control” of our firm), the award granted to Mr. Bernstein in May 2017 vests ratably on each of the first four anniversaries of May 1, 2017, commencing May 1, 2018, provided, with respect to each installment, Mr. Bernstein continues to be employed by AB on the vesting date. However, Mr. Bernstein elected to delay delivery of all of the restricted AB Holding Units until May 1, 2021, the final vesting date, subject to acceleration upon a “change in control” of our firm and certain qualifying events of termination of employment. Additionally, Mr. Bernstein was awarded: (i) 119,471 restricted AB Holding Units in December 2020, which are scheduled to vest in equal increments on each of December 1, 2021, 2022, 2023 and 2024; (ii) 139,131 restricted AB Holding Units in December 2019, of which 25% vested on December 1, 2020 and the remainder of which is scheduled to vest in equal increments on each of December 1, 2021, 2022 and 2023; and (iii) 149,868 restricted AB Holding Units in December 2018, of which 25% vested on each of December 1, 2019 and 2020 and the remainder of which is scheduled to vest in equal increments on each of December 1, 2021 and 2022. For further information, see “Overview of Mr. Bernstein's Employment Agreement” above.
(2)EQH awarded to Mr. Bernstein: (i) in February 2020, options to buy 57,209 EQH shares, which are scheduled to vest in equal increments on each of February 26, 2021, 2022 and 2023; and, in February 2019, options to buy 65,446 EQH shares, of which one-third vested in February 2020 and the remainder of which is scheduled to vest in equal increments on each of February 14, 2021 and 2022.
(3)For further information regarding the equity awards granted to Mr. Bernstein by EQH, please see "Compensation awarded by EQH to Mr. Bernstein" above.
(4)Ms. Burke was awarded: (i) 40,032 restricted AB Holding Units in December 2020, which are scheduled to vest in equal increments on each of December 1, 2021, 2022, 2023 and 2024; (ii) 36,000 restricted AB Holding Units in December 2019, of which 25% vested on December 1, 2020 and the remainder of which is scheduled to vest in equal increments on each of December 1, 2021, 2022 and 2023; (iii) 16,486 restricted AB Holding Units in December 2018, of which 25% vested on each of December 1, 2019 and 2020 and the remainder of which is scheduled to vest in equal increments on each of December 1, 2021 and 2022; (iv) 151,803 restricted AB Holding Units in April 2018, which are scheduled to cliff vest on December 1, 2022; and (v) 16,433 restricted AB Holding Units in December 2017, of which 25% vested on each of December 1, 2018, 2019 and 2020 and the remainder of which is scheduled to vest on December 1, 2021.
(5)Mr. Dibadj was awarded 20,717 restricted AB Holding Units in December 2020, which are scheduled to vest in equal increments on each of December 1, 2021, 2022, 2023 and 2024.
(6)Mr. Cranch was awarded: (i) 20,561 restricted AB Holding Units in December 2020, which are scheduled to vest in equal increments on each of December 1, 2021, 2022, 2023 and 2024; (ii) 22,957 restricted AB Holding Units in December 2019, of which 25% vested on December 1, 2020 and the remainder of which is scheduled to vest in equal increments on each of December 1, 2021, 2022 and 2023; (iii) 24,728 restricted AB Holding Units in December 2018, of which 25% vested on each of December 1, 2019 and 2020 and the remainder of which is scheduled to vest in equal increments on each of December 1, 2021 and 2022; (iv) 151,803 restricted AB Holding Units in April 2018, which are scheduled to cliff vest on December 1, 2022; and (v) 26,453 restricted AB Holding Units in December 2017, of which 25% vested on each of December 1, 2018, 2019 and 2020 and the remainder of which is scheduled to vest on December 1, 2021.
(7)Mr. Weisenseel was awarded: (i) 26,247 restricted AB Holding Units in December 2020, which are scheduled to vest in equal increments on each of December 1, 2021, 2022, 2023 and 2024; (ii) 29,305 restricted AB Holding Units in December 2019, of which 25% vested on

December 1, 2020 and the remainder of which is scheduled to vest in equal increments on each of December 1, 2021, 2022 and 2023; (iii) 31,566 restricted AB Holding Units in December 2018, of which 25% vested on each of December 1, 2019 and 2020 and the remainder of which is scheduled to vest in equal increments on each of December 1, 2021 and 2022; (iv) 151,803 restricted AB Holding Units in April 2018, of which 113,266 AB Holding Units shall vest on September 30, 2021 and the remainder of which shall be forfeited as of that date pursuant to Mr. Weisenseel's retirement agreement (filed as an exhibit to Form 8-K filed with the SEC on August 26, 2020), and (v) 31,463 restricted AB Holding Units in December 2017, 25% of which vested on each of December 1, 2018, 2019 and 2020 and the remainder of which is scheduled to vest on December 1, 2021.
(8)The market values of restricted AB Holding Units set forth in this column were calculated assuming a price per AB Holding Unit of $33.77, which was the closing price on the NYSE of an AB Holding Unit on December 31, 2020, the last trading day of AB's last completed fiscal year.

Option Exercises and AB Holding Units Vested in 2020

AB Holding Units held by our NEOs that vested during 2020 are as follows:

	AB Holding Option Awards		AB Holding Unit Awards
Name	Number of AB Holding Units Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of AB Holding Units Acquired on Vesting (#)	Value Realized on Vesting ($)
Seth P. Bernstein	—	—	72,250	2,355,350
Kate C. Burke	—	—	20,786	677,624
Ali Dibadj	—	—	71,574	2,333,312
Laurence E. Cranch	—	—	25,108	818,521
John C. Weisenseel	—	—	30,330	988,758

Potential Payments upon Termination or Change in Control

Estimated payments and benefits to which our NEOs would have been entitled upon a change in control of AB or the specified qualifying events of termination of employment as of December 31, 2020 are as follows:

Name and Reason for Employment Termination	Cash Payments(1) ($)	Acceleration of Restricted AB Holding Unit Awards(2)($)	Other Benefits (3)($)
Seth P. Bernstein
Change in control	—	11,479,408	—
Termination by Mr. Bernstein for good reason(4)	3,500,000	11,479,408	22,631
Termination of Mr. Bernstein's employment by AB other than for Cause or due to Death or Disability (including 2017 Award)(4)(5)(6)	5,250,000	11,479,408	22,631
Change in control + termination by Mr. Bernstein for good reason or termination of Mr. Bernstein's employment without cause(4)	7,000,000	11,479,408	22,631
Resignation (complies with applicable agreements and restrictive covenants) under ICAP(2)	—	10,088,877	—
Death or disability(7)	—	11,479,048	22,631
Kate C. Burke
Change in control	—	7,807,123	—
Change in control + employment terminated by AB other than for cause, termination by Ms. Burke for good reason, or termination due to death or disability	3,930,000	7,807,123	—
Resignation, retirement or termination by AB without cause (complies with applicable agreements and restrictive covenants) under ICAP; death or disability under ICAP; excludes 2018 RSU award)(2)	—	2,680,735	—
Termination by AB without cause; death or disability (2018 RSU award)(8)	—	2,992,932	—
Ali Dibadj
Change in control	—	699,597	—
Change in control + employment terminated by AB other than for cause, termination by Mr. Dibadj for good reason, or termination due to death or disability	2,690,000	699,597	—
Resignation, retirement or termination by AB without cause (complies with applicable agreements and restrictive covenants) under ICAP; death or disability under ICAP(2)	—	699,597	—
Laurence E. Cranch
Change in control	—	7,043,022	—
Change in control + employment terminated by AB other than for cause, termination by Mr. Cranch for good reason, or termination due to death or disability	2,680,000	7,043,022	—
Resignation, retirement or termination by AB without cause (complies with applicable agreements and restrictive covenants) under ICAP; death or disability under ICAP; excludes 2018 RSU award(2)	—	1,916,635	—
Termination by AB without cause; death or disability (2018 RSU award)(8)	—	2,992,932	—
John C. Weisenseel(9)
Change in control	—	7,553,544	—
Change in control + employment terminated by AB other than for cause, termination by Mr. Weisenseel for good reason, or termination due to death or disability	3,045,000	7,553,544	—
Resignation, retirement or termination by AB without cause (complies with applicable agreements and restrictive covenants) under ICAP; death or disability under ICAP; excludes 2018 RSU award(2)	—	2,427,157	—
Termination by AB without cause; death or disability (2018 RSU award)(8)	—	2,992,932	—
_________________________________________________________________________________________________________________
(1)It is possible that each NEO could receive a cash severance payment on the termination of his or her employment. The amounts of any such cash severance payments would be determined at the time of such termination (other than for Mr. Bernstein), so we are unable to estimate such amounts. The amounts shown for Mr. Bernstein are described in the CEO Employment Agreement. The amount shown for Mr. Weisenseel is taken from his retirement agreement, into which he entered in August 2020 and with respect to which his retirement date has been set as September 30, 2021.
(2)See Notes 2 and 19 in AB’s consolidated financial statements in Item 8 and “Compensation Elements for NEOs – Long-Term Incentive Compensation Awards” above for a discussion of the terms set forth in long-term incentive compensation award agreements relating to termination of employment.
(3)Reflects the value of group medical coverage to which Mr. Bernstein would be entitled.
(4)See "Overview of Mr. Bernstein's Employment Agreement" above for a discussion of the terms set forth in the CEO Employment Agreement relating to termination of employment.
(5)The CEO Employment Agreement defines “Disability” as a good faith determination by AB that Mr. Bernstein is physically or mentally incapacitated and has been unable for a period of 180 days in the aggregate during any 12-month period to perform substantially all of the duties for which he is responsible immediately before the commencement of the incapacity.
(6)Under the CEO Employment Agreement, upon termination of Mr. Bernstein’s employment due to death or disability, and after the COBRA period, AB will provide Mr. Bernstein and his spouse with access to participation in AB’s medical plans at Mr. Bernstein’s (or his spouse’s) sole expense based on a reasonably determined fair market value premium rate.
(7)“Disability” is defined in the ICAP award agreements of each NEO as the inability to engage in any substantial gainful activity by reason of any medically determinable physical or mental impairment that can be expected to last for a continuous period of not less than 12 months, as determined by the carrier of the long-term disability insurance program maintained by AB or its affiliate that covers the NEO.
(8)For additional information relating to the restricted AB Holding Unit award issued to each of Ms. Burke, Mr. Cranch and Mr. Weisenseel in April 2018, please refer to "Relocation-related Performance Awards" above.
(9)For information relating to Mr. Weisenseel's compensatory benefits under his retirement agreement, which contemplates his retiring as of September 30, 2021, please refer to "CFO Retirement Agreement" above.

Additionally, estimated payments and benefits to which Mr. Bernstein would have been entitled upon a change in control of EQH or the specified qualifying events of termination of employment as of December 31, 2020 are as follows (these amounts would be payable by EQH):

Reason for Employment Termination	Acceleration of EQH Option and Share Awards ($)
Death (1)	2,891,836
Disability (1)	2,891,836
Involuntary termination (no change in control) (2)	262,895
Change in control (without termination of employment) (3)	2,282,165
Involuntary termination of employment or termination by Mr. Bernstein for good reason (no change in control) (3)	2,282,165
_________________________________________________________________________________________________________________
(1)Reflects the combined value, as of December 31, 2020, associated with Mr. Bernstein's: (i) transaction incentive award in 2018; (ii) restricted stock unit award, performance share award and option award in 2019; and (ii) restricted stock unit award, performance share award and option award in 2020. For additional information regarding these awards, please see the Summary Compensation Table in 2020, the Grant of Plan-based Awards table in 2020 and the Outstanding Equity at 2020 Fiscal Year End table above in this Item 11.
(2)Reflects the value, as of December 31, 2020, associated with Mr. Bernstein's transaction incentive award in 2018.
(3)Reflects, as of December 31, 2020, (i) the full value associated with Mr. Bernstein's option awards in 2019 and 2020, and (ii) pro-rated portions of Mr. Bernstein's transaction incentive award in 2018 and, in 2019 and 2020, his restricted stock unit awards and performance share awards based on the terms and conditions of these awards.

Director Compensation in 2020

During 2020, we compensated our directors, who satisfied applicable NYSE and SEC standards relating to independence (“Independent Directors”), as follows:

Name	Fees Earned or Paid in Cash($)	Stock Awards(1)(2) ($)	Total($)
Ramon de Oliveira	152,000	170,000	322,000
Paul Audet	108,500	170,000	278,500
Nella Domenici	102,500	240,860	343,360
Daniel Kaye	96,000	170,000	266,000
Kristi Matus	127,000	170,000	297,000
Das Narayandas	96,000	170,000	266,000
Bertram Scott	24,481	111,860	136,341
Charles Stonehill	127,500	170,000	297,500
________________________________________________________________________________________________________________________
(1)The aggregate number of restricted AB Holding Units underlying awards outstanding but not yet distributed at December 31, 2020 was: for: Ms. Domenici, 9,520 AB Holding Units; Ms. Matus, 10,739 AB Holding Units; for each of Messrs. de Oliveira and Kaye, 14,694 AB Holding Units; for each of Messrs. Audet and Narayandas, 15,451 AB Holding Units; and for Mr. Stonehill, 11,534 AB Holding Units.
(2)Reflects the aggregate grant date fair value of the awards calculated in accordance with FASB ASC Topic 718. For the assumptions made in determining these values, see Note 19 to AB’s consolidated financial statements in Item 8.

Independent Director Compensation

The Board has approved the compensation elements described immediately below for Independent Directors and has agreed to re-consider such compensation elements periodically:

•an annual retainer of $85,000 (paid quarterly after any quarter during which an Independent Director serves on the Board; annual retainers relating to Committee service, as described below, are paid quarterly in arrears as well);
•a fee of $5,000 for participating in any meeting of the Board, whether in person or by telephone, in excess of the four regularly-scheduled Board meetings each year;
•a fee of $2,000 for participating in any meeting of any duly constituted committee of the Board, whether in person or by telephone, in excess of the number of regularly-scheduled committee meetings each year (i.e., in excess of eight meetings of the Audit Committee and four meetings of each of the Executive Committee, the Compensation Committee and the Governance Committee);
•an annual retainer of $50,000 for acting as Independent Chair of the Board;
•an annual retainer of $25,000 for acting as Chair of the Audit Committee;
•an annual retainer of $12,500 for acting as Chair of the Compensation Committee;
•an annual retainer of $12,500 for acting as Chair of the Governance Committee;
•an annual retainer of $12,500 for serving as a member of the Audit Committee;
•an annual retainer of $6,000 for serving as a member of the Executive Committee;
•an annual retainer of $6,000 for serving as a member of the Compensation Committee;
•an annual retainer of $6,000 for serving as a member of the Governance Committee; and
•an annual equity-based grant under an equity compensation plan consisting of restricted AB Holding Units with a grant date fair value of $170,000.

At the regular meeting of the Board held in May 2020, the Board granted to each Independent Director then serving (which included Mses. Domenici and Matus and Messrs. Audet, de Oliveira, Kaye, Narayandas and Stonehill) 7,176 restricted AB Holding Units. The number of AB Holding Units granted was determined by dividing the $170,000 grant date fair value noted above by the closing price of an AB Holding Unit on the date of the May 2020 Board Meeting, or $23.69 per unit. These awards vest ratably on each of the first four anniversaries of the grant date, which generally is consistent with AB employee equity awards.

Additionally, the Board granted to Mr. Scott, who joined the Board as of September 23, 2020, 4,750 restricted AB Holding Units. The number of AB Holding Units granted was determined by dividing the grant date fair value (a pro-rated version of the

$170,000 typically awarded based on the date as of which Mr. Scott joined the Board) by the closing price of an AB Holding Unit on September 23, 2020, or $27.01 per unit. This award vests ratably on each of the first four anniversaries of the grant date.

Also, at the regular meeting of the Board held in November 2019, the Board granted to Ms. Domenici, who joined the Board as of January 1, 2020, 2,344 restricted AB Holding Units. The number of AB Holding Units granted was determined by dividing the grant date fair value (a pro-rated version of the $170,000 typically awarded based on the date as of which Ms. Domenici joined the Board) by the closing price of an AB Holding Unit on January 2, 2020, or $30.23 per unit. This award also vests ratably on each of the first four anniversaries of the grant date.

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

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Compensation Plans

AB Holding Units to be issued pursuant to our equity compensation plans as of December 31, 2020 are as follows:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance(1)
Equity compensation plans approved by security holders	148,985	$23.61	35,555,594
Equity compensation plans not approved by security holders	—	—	—
Total	148,985	$23.61	35,555,594
________________________________________________________________________________________________________________________
(1)All AB Holding Units remaining available for future issuance will be issued pursuant to the 2017 Plan, which was approved during a Special Meeting of AB Holding Unitholders held on September 29, 2017.

There are no AB Units to be issued pursuant to an equity compensation plan.

For information about our equity compensation plans, see Note 19 to AB’s consolidated financial statements in Item 8.

Principal Security Holders

As of December 31, 2020, we had no information that any person beneficially owned more than 5% of the outstanding AB Units, except as reported by EQH and certain of its subsidiaries on Schedule 13D/A with the SEC on March 25, 2019 pursuant to the Exchange Act. We have prepared the following table, and the note that follows, in reliance on such filing:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership Reported on Schedule		Percent of Class
Equitable Holdings(1) 1290 Avenue of the Americas New York, NY 10104	170,121,745	(1)	63.3	(1)
________________________________________________________________________________________________________________________

(1)By reason of their relationships, EQH and its subsidiaries that hold AB Units may be deemed to share the power to vote or to direct the vote and to dispose or direct the disposition of all or a portion of the 170,121,745 issued and outstanding AB Units. The 63.3% includes the 1% general partnership interest held by EQH.

As of December 31, 2020, AB Holding was the record owner of 98,322,942, or 36.3%, of the issued and outstanding AB Units (or 36.0% including the 1% general partnership interest held by EQH).

Management

As of December 31, 2020, the beneficial ownership of AB Holding Units by each director and NEO of the General Partner and by all directors and executive officers as a group is as follows:

Name of Beneficial Owner	Number of AB Holding Units and Nature of Beneficial Ownership	Percent of Class
Ramon de Oliveira(1)	26,365	*
Seth P. Bernstein(1)(2)	569,663	*
Paul L. Audet	22,331	*
Nella L. Domenici	9,520	*
Jeffrey J. Hurd(1)	—	*
Daniel G. Kaye(1)	26,365	*
Nick Lane(1)	—	*
Kristi A. Matus(1)	11,926	*
Das Narayandas	22,331	*
Mark Pearson(1)	—	*
Bertram L. Scott(1)	4,142	*
Charles G.T. Stonehill(1)	12,986	*
Kate C. Burke(1)(3)	244,994	*
Ali Dibadj(1)(4)	128,345	*
Laurence E. Cranch(1)(5)	235,857	*
John C. Weisenseel(1)(6)	279,568	*
All directors and executive officers as a group (16 persons)(7)	1,594,393	1.6%
________________________________________________________________________________________________________________________
*    Number of AB Holding Units listed represents less than 1% of the Units outstanding.
(1)Excludes AB Holding Units beneficially owned by EQH and its subsidiaries. Ms. Matus and Messrs. Bernstein, de Oliveira, Hurd, Kaye, Lane, Pearson, Scott and Stonehill each is a director and/or officer of EQH, Equitable Financial and/or Equitable America. Ms. Burke and Messrs. Bernstein, Dibadj, Cranch and Weisenseel each is a director and/or officer of the General Partner.
(2)Includes 538,392 restricted AB Holding Units that have not yet vested or with respect to which Mr. Bernstein has deferred delivery. See “Overview of Mr. Bernstein's Employment Agreement – Compensation Elements – Restricted AB Holding Units,” “Grants of Plan-based Awards in 2020” and “Outstanding Equity Awards at 2020 Fiscal Year-End” in Item 11 for additional information.
(3)Includes 231,185 restricted AB Holding Units that have not yet vested. For information regarding Ms. Burke's long-term incentive compensation awards, see “Relocation-related Performance Awards,” “Grants of Plan-based Awards in 2020” and “Outstanding Equity Awards at 2020 Fiscal Year-End” in Item 11.
(4)Includes 20,717 restricted AB Holding Units awarded to Mr. Dibadj that have not yet vested.  For information regarding Mr. Dibadj's long-term incentive compensation awards, see "Grants of Plan-based Awards in 2020” and “Outstanding Equity Awards at 2020 Fiscal Year-End” in Item 11.
(5)Includes 226,703 restricted AB Holding Units that have not yet vested or with respect to which he has deferred delivery. For information regarding Mr. Cranch's long-term incentive compensation awards, see “Relocation-related Performance Awards,” “Grants of Plan-based Awards in 2020” and “Outstanding Equity Awards at 2020 Fiscal Year-End” in Item 11.
(6)Includes 260,833 restricted AB Holding Units that have not yet vested or with respect to which he has deferred delivery.  For information regarding Mr. Weisenseel’s long-term incentive compensation awards, see “Relocation-related Performance Awards,” “Grants of Plan-based Awards in 2020” and “Outstanding Equity Awards at 2020 Fiscal Year-End” in Item 11.
(7)Includes 1,277,830 restricted AB Holding Units awarded to the executive officers as a group as long-term incentive compensation that have not yet vested and/or with respect to which the executive officer has deferred delivery.

As of December 31, 2020, our directors and executive officers did not beneficially own any AB Units.

As of December 31, 2020, the beneficial ownership of the common stock of EQH by each director and named executive officer of the General Partner and by all directors and executive officers as a group is as follows:

EQH Common Stock

Name of Beneficial Owner	Number of Shares and Nature of Beneficial Ownership	Percent of Class
Ramon de Oliveira	48,823	*
Seth P. Bernstein(1)	86,547	*
Paul L. Audet	—	*
Nella L. Domenici	—	*
Jeffrey J. Hurd(2)	305,635	*
Daniel G. Kaye	41,514	*
Nick Lane(3)	171,688	*
Kristi A. Matus	18,682	*
Das Narayandas	2,000	*
Mark Pearson(4)	929,399	*
Bertram L. Scott	21,514	*
Charles G.T. Stonehill	22,514	*
Kate C. Burke	—	*
Ali Dibadj	—	*
Laurence E. Cranch	—	*
John C. Weisenseel	—	*
All directors and executive officers as a group (16 persons)(5)	1,648,316	*
________________________________________________________________________________________________________________________
* Number of shares listed represents less than 1% of the outstanding EQH common stock.
(1)Includes (i) 62,701 options Mr. Bernstein has the right to exercise within 60 days and (ii) 8,439 restricted stock units that will vest within 60 days and settle in EQH shares.
(2)Includes (i) 214,288 options Mr. Hurd has the right to exercise within 60 days, (ii) 23,370 restricted stock units that will vest within 60 days and settle in EQH shares and (iii) 43,184 EQH performance shares that will be paid out within 60 days.
(3)Includes (i) 121,037 options Mr. Lane has the right to exercise within 60 days and (ii) 27,012 restricted stock units that will vest within 60 days and settle in EQH shares.
(4)Includes (i) 601,308 options Mr. Pearson has the right to exercise within 60 days, (ii) 71,612 restricted stock units that will vest within 60 days and settle in EQH shares and (iii) 92,365 EQH performance shares that will be paid out within 60 days.
(5)Includes 999,334 options that may be exercised, 130,433 restricted stock units that will vest within 60 days and 135,549 EQH performance shares that will be paid out within 60 days for the directors and executive officers as a group.

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

In practice, our management pricing committees review investment advisory agreements with EQH Affiliates, which is the manner in which the General Partner reaches a judgment regarding the appropriateness of the fees. Other transactions with EQH Affiliates are submitted to the Audit Committee for their review and approval. (See “Committees of the Board” in Item 10 for details regarding the Audit Committee.) We are not aware of any transaction during 2020 between our company and any related person with respect to which these procedures were not followed.

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

Financial Arrangements with EQH Affiliates, AXA and Certain of its Subsidiaries

The General Partner has, in its reasonable and good faith judgment (based on its knowledge of, and inquiry with respect to, comparable arrangements with or between unaffiliated parties), approved the following arrangements with EQH Affiliates as being comparable to, or more favorable to AB than, those that would prevail in a transaction with an unaffiliated party.

See Note 12 to AB’s consolidated financial statements in Item 8 for disclosures related to our credit facility with EQH. Significant transactions between AB and related persons during 2020 are as follows (the first table summarizes services we provide to related persons and the second table summarizes services our related persons provide to us):

Parties(1)	General Description of Relationship(2)	Amounts Received or Accrued for in 2020

Equitable Financial	We provide investment management services and ancillary accounting, valuation, reporting, treasury and other services to the general and separate accounts of Equitable Financial and its insurance company subsidiaries.	$87,388,000
EQAT and Equitable Premier VIP Trust	We serve as sub-adviser to these open-end mutual funds, each of which is sponsored by a subsidiary of Equitable Holdings.	$26,963,000
AXA Life Invest(3)	We provide investment management, distribution and shareholder servicing-related services.	$16,182,000
AXA France(3)		$17,394,000
AXA Life Japan Limited(3)		$14,942,000
AXA Germany(3)		$7,835,000
AXA Switzerland Life(3)		$5,979,000
AXA Rosenberg Asia Pacific(3)		$5,878,000
AXA Winterthur(3)		$3,514,000
AXA Belgium(3)		$3,391,000

Equitable America		$2,128,000
AXA Hong Kong Life(3)		$2,018,000
AXA Insurance UK Non Direct Regulated(3)		$1,851,000
XL Group Investments Ltd(3)		$1,276,000
Architas Multi-Manager UK(3)		$1,262,000
AXA Mediterranean(3)		$1,589,000
AXA U.K. Group Pension Scheme(3)		$837,000
AXA Insurance Ltd(3)		$805,000
AXA China(3)		$664,000
AXA General Insurance Hong Kong Ltd(3)		$458,000
AXA Corporate Solutions		$455,000
AXA Switzerland Property and Casualty(3)		$394,000
AXA Insurance Company(3)		$287,000
AXA Spain Property and Casualty(3)		$189,000
AXA General Insurance Hong Kong Ltd.(3)		$175,000
AXA Life Singapore (3)		$156,000

Parties(1)	General Description of Relationship	Amounts Paid or Accrued for in 2020
AXA	Distributes certain of our Retail Products and provides Private Wealth Management referrals.	$14,848,000
Equitable Advisors	Distributes certain of our Retail Products and provides Private Wealth Management referrals.	$3,952,000
AXA Business Services Pvt. Ltd.(3)	Provides data processing services and support for certain investment operations functions.	$6,799,000
AXA Technology Services India Pvt.(3)	Provides certain data processing services and functions.	$1,951,000
Equitable Advisors	Sells shares of our mutual funds under Distribution Service and educational Support agreements.	$5,463,000
Equitable Holdings	We are covered by various insurance policies maintained by Equitable Holdings.	$2,281,000
AXA Group Solutions(3)	Provides certain data processing services and functions.	$150,000
________________________________________________________________________________________________________________________
(1)AB or one of its subsidiaries is a party to each transaction.
(2)We provide investment management services unless otherwise indicated.
(3)This entity is a subsidiary of AXA.

Arrangements with Immediate Family Members of Related Persons

During 2020, we did not have arrangements with immediate family members of our directors and executive officers.

Director Independence

See “Independence of Certain Directors” in Item 10.

Item 14.     Principal Accounting Fees and Services

Fees for professional audit services rendered by PricewaterhouseCoopers LLP (“PwC”) for the audit of AB’s and AB Holding’s annual financial statements for 2020 and 2019, respectively, and fees for other services rendered by PwC are as follows:

	2020	2019
	(in thousands)
Audit fees(1)	$6,616	$6,263
Audit-related fees(2)	3,188	3,130
Tax fees(3)	1,222	1,320
All other fees(4)	6	6
Total	$11,032	$10,719
________________________________________________________________________________________________________________________
(1)Includes $61,982 and $59,313 paid for audit services to AB Holding in 2020 and 2019, respectively.
(2)Audit-related fees consist principally of fees for audits of financial statements of certain employee benefit plans, internal control reviews and accounting consultation.
(3)Tax fees consist of fees for tax consultation and tax compliance services.
(4)All other fees in 2020 and 2019 consisted of miscellaneous non-audit services.

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

PART IV
Item 15. Exhibits, Financial Statement Schedules

(a)There is no document filed as part of this Form 10-K.

Financial Statement Schedule.

Attached to this Form 10-K is a schedule describing Valuation and Qualifying Account-Allowance for Doubtful Accounts for the three years ended December 31, 2020, 2019 and 2018.

(b)Exhibits.

The following exhibits required to be filed by Item 601 of Regulation S-K are filed herewith or incorporated by reference herein, as indicated:

Exhibit	Description
3.01
AllianceBernstein Corporation By-Laws with amendments through July 25, 2018 (incorporated by reference to Ex. 3.01 to Form 10-K for the fiscal year ended December 31, 2018, as filed February 13, 2019).

3.02	Amended and Restated Certificate of Limited Partnership dated February 24, 2006 of AB Holding (incorporated by reference to Ex. 99.06 to Form 8-K, as filed February 24, 2006).
3.03
Amendment No. 1 dated February 24, 2006 to Amended and Restated Agreement of Limited Partnership of AB Holding (incorporated by reference to Ex. 3.1 to Form 10-Q for the fiscal quarter ended September 30, 2006, as filed November 8, 2006).

3.04
Amended and Restated Agreement of Limited Partnership dated October 29, 1999 of AB Holding (incorporated by reference to Ex. 3.2 to Form 10-K for the fiscal year ended December 31, 2003, as filed March 10, 2004).

3.05	Amended and Restated Certificate of Limited Partnership dated February 24, 2006 of AB (incorporated by reference to Ex. 99.07 to Form 8-K, as filed February 24, 2006).
3.06
Amendment No. 1 dated February 24, 2006 to Amended and Restated Agreement of Limited Partnership of AB (incorporated by reference to Ex. 3.2 to Form 10-Q for the fiscal quarter ended September 30, 2006, as filed November 8, 2006).

3.07
Amended and Restated Agreement of Limited Partnership dated October 29, 1999 of AB (incorporated by reference to Ex. 3.3 to Form 10-K for the fiscal year ended December 31, 2003, as filed March 10, 2004).

3.08	Certificate of Amendment to the Certificate of Incorporation of AllianceBernstein Corporation (incorporated by reference to Ex. 99.08 to Form 8-K, as filed February 24, 2006).
4.01	Description of AB Holding Units and AB Units.
10.01	AllianceBernstein 2020 Incentive Compensation Award Program.*
10.02	AllianceBernstein 2020 Deferred Cash Compensation Compensation Program.*
10.03	Form of Award Agreement, dated as of December 31, 2020, under Incentive Compensation Award Program, Deferred Cash Compensation Program and AB 2017 Long Term Incentive Plan.*
10.04	Form of Award Agreement under AB 2017 Long Term Incentive Plan relating to equity compensation awards to Independent Directors.*
10.05	Summary of AB's Lease at 1345 Avenue of the Americas, New York, New York.
10.06	Summary of AB's Lease at 501 Commerce Street, Nashville, Tennessee.
10.07	Guidelines for Transfer of AB Units.
10.08	AllianceBernstein Change in Control Plan for Executive Officers (incorporated by reference to Exhibit 99.01 to Form 8-K, as filed December 14, 2020).*
10.09	Retirement Agreement among John C. Weisenseel, AB and AllianceBernstein Corporation (incorporated by reference to Exhibit 99.02 to Form 8-K, as filed August 26, 2020).*
10.10	Amendment No.2 to Seth P. Bernstein's Employment Agreement (incorporated by reference to Ex. 10.1 to Form 8-K, as filed December 19, 2019).*
10.11
Credit Agreement dated as of November 4, 2019 between AllianceBernstein L.P., as borrower, and Equitable Holdings, Inc., as lender (incorporated by reference to Ex. 10.01 to Form 8-K, as filed November 4, 2019).

10.12	Amendment to Seth P. Bernstein's Employment Agreement (incorporated by reference to Ex. 10.01 to Form 10-K for the fiscal year ended December 31, 2018, as filed February 13, 2019).*

Exhibit	Description
10.13	Kate C. Burke Award Letter dated as of April 24, 2018 (incorporated by reference to Ex. 10.08 to Form 10-K for the fiscal year ended December 31, 2018, as filed February 13, 2019).*
10.14	Laurence E. Cranch Award Letter dated as of April 24, 2018 (incorporated by reference to Ex. 10.09 to Form 10-K for the fiscal year ended December 31, 2018, as filed February 13, 2019).*
10.15	John C. Weisenseel Award Letter dated as of April 24, 2018 (incorporated by reference to Ex. 10.10 to Form 10-K for the fiscal year ended December 31, 2018, as filed February 13, 2019).*
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

10.18	Amended and Restated Revolving Credit Agreement, dated as of September 27, 2018 (incorporated by reference to Ex. 10.01 to Form 8-K, as filed October 3, 2018).
10.19	AB 2017 Long Term Incentive Plan (incorporated by reference to Ex. 10.06 to Form 10-K for the fiscal year ended December 31, 2017, as filed February 13, 2018).*
10.20	Employment Agreement among Seth P. Bernstein, AB, AB Holding and AllianceBernstein Corporation (incorporated by reference to Ex. 10.3 to Form 8-K, as filed May 1, 2017).*
10.21
Amendment to the Profit Sharing Plan for Employees of AllianceBernstein L.P., dated as of October 20, 2016 and effective as of January 1, 2017 (incorporated by reference to Ex. 10.06 to Form 10-K for the fiscal year ended December 31, 2017, as filed February 13, 2018).*

10.22
Profit Sharing Plan for Employees of AB, as amended and restated as of January 1, 2015 and as further amended as of January 1, 2017 (incorporated by reference to Ex. 10.05 to Form 10-K for the fiscal year ended December 31, 2015, as filed February 11, 2016).*

10.23
Amendment and Restatement of the Retirement Plan for Employees of AB, as of January 1, 2015 (incorporated by reference to Ex. 10.06 to Form 10-K for the fiscal year ended December 31, 2015, as filed February 11, 2016).*

10.24
Commercial Paper Dealer Agreement 4(a)(2) Program, dated as of June 1, 2015, between AllianceBernstein L.P., as Issuer, and Citigroup Global Markets Inc., as Dealer (incorporated by reference to Ex. 10.08 to Form 10-K for the fiscal year ended December 31, 2015, as filed February 11, 2016).

10.25
Commercial Paper Dealer Agreement 4(a)(2) Program, dated as of June 1, 2015, between AllianceBernstein L.P., as Issuer, and Credit Suisse Securities (USA) LLC, as Dealer (incorporated by reference to Ex. 10.09 to Form 10-K for the fiscal year ended December 31, 2015, as filed February 11, 2016).

10.26
Commercial Paper Dealer Agreement 4(a)(2) Program, dated as of June 1, 2015, between AllianceBernstein L.P., as Issuer, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Dealer.(incorporated by reference to Exhibit 10.10 to Form 10-K for the fiscal year ended December 31, 2015, as filed February 11, 2016).

10.27
Investment Advisory and Management Agreement for the General Account of Equitable Financial Life Insurance Company (incorporated by reference to Ex. 10.5 to Form 10-K for the fiscal year ended December 31, 2004, as filed March 15, 2005).

10.28
Amended and Restated Investment Advisory and Management Agreement dated January 1, 1999 among AB Holding, Alliance Corporate Finance Group Incorporated, and Equitable Financial Life Insurance Company (incorporated by reference to Ex. (a)(6) to Form 10-Q/A for the fiscal quarter ended September 30, 1999, as filed September 28, 2000).

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

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit	Description
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
104	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL (included in Exhibit 101).
*	Denotes a compensatory plan or arrangement

Item 16. Form 10-K Summary

None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AllianceBernstein L.P.

Date: February 11, 2021	By:	/s/ Seth P. Bernstein
Seth P. Bernstein
Chief Executive Officer
Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: February 11, 2021	/s/ John C. Weisenseel
John C. Weisenseel
Chief Financial Officer

Date: February 11, 2021	/s/ William R. Siemers
William R. Siemers
Controller and Chief Accounting Officer

Directors

/s/ Seth P. Bernstein	/s/ Ramon de Oliveira
Seth P. Bernstein	Ramon de Oliveira
President and Chief Executive Officer	Chairman of the Board

/s/ Paul L. Audet	/s/ Nella L. Domenici
Paul L. Audet	Nella L. Domenici
Director	Director

/s/ Jeffrey J. Hurd	/s/ Daniel G. Kaye
Jeffrey J. Hurd	Daniel G. Kaye
Director	Director

/s/ Nick Lane	/s/ Kristi A. Matus
Nick Lane	Kristi A. Matus
Director	Director

/s/ Das Narayandas	/s/ Mark Pearson
Das Narayandas	Mark Pearson
Director	Director

/s/ Bertram L. Scott	/s/ Charles G.T. Stonehill
Bertram L. Scott	Charles G. T. Stonehill
Director	Director

SCHEDULE II
AllianceBernstein L.P.
Valuation and Qualifying Account - Allowance for Doubtful Accounts
For the Three Years Ending December 31, 2020, 2019 and 2018

Description	Balance at Beginning of Period	Credited to Costs and Expenses	Deductions		Balance at End of Period
	(in thousands)
For the year ended December 31, 2020	$309	$100	$98	(a)	$311

For the year ended December 31, 2019	$395	$132	$218	(b)	$309

For the year ended December 31, 2018	$411	$—	$16	(c)	$395
(a)Includes accounts written-off as uncollectible of $98.
(b)Includes accounts written-off as uncollectible of $218
(c)Includes accounts written-off as uncollectible of $16.