Form 10-Q
period 2021-03-31
ALLIANCEBERNSTEIN L.P.
filed 2021-04-29
CIK 1109448

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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

The number of units of limited partnership interest outstanding as of March 31, 2021 was 272,675,165.

Index
ALLIANCEBERNSTEIN L.P.

Index
Part I
FINANCIAL INFORMATION
Item 1.    Financial Statements
ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition
(in thousands, except unit amounts)
(unaudited)

	March 31, 2021	December 31, 2020
ASSETS
Cash and cash equivalents	$960,452	$1,037,400
Cash and securities segregated, at fair value (cost: $1,412,296 and $1,752,483)	1,412,873	1,753,478
Receivables, net:
Brokers and dealers	197,444	92,638
Brokerage clients	1,814,044	1,713,377
AB funds fees	260,598	325,407
Other fees	143,819	148,746
Investments:
Long-term incentive compensation-related	58,730	60,114
Other	140,928	193,261
Assets of consolidated company-sponsored investment funds:
Cash and cash equivalents	38,561	36,506
Investments	308,043	302,582
Other assets	20,474	12,244
Furniture, equipment and leasehold improvements, net	153,326	147,874
Goodwill	3,095,093	3,082,778
Intangible assets, net	42,843	44,496
Deferred sales commissions, net	67,119	64,066
Right-of-use assets	412,839	418,455
Other assets	327,680	264,418
Total assets	$9,454,866	$9,697,840

LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST AND CAPITAL
Liabilities:
Payables:
Brokers and dealers	$278,936	$216,403
Securities sold not yet purchased	8,307	17,791
Brokerage clients	3,176,132	3,440,266
AB mutual funds	86,002	65,550
Accounts payable and accrued expenses	202,366	197,657
Lease liabilities	495,356	505,549
Liabilities of consolidated company-sponsored investment funds	42,531	30,620
Accrued compensation and benefits	402,507	335,122
Debt	625,000	675,000
Total liabilities	5,317,137	5,483,958

Index

	March 31, 2021	December 31, 2020
Commitments and contingencies (See Note 12)
Redeemable non-controlling interest	88,567	102,359
Capital:
General Partner	42,022	41,776
Limited partners: 272,675,165 and 270,509,658 units issued and outstanding	4,253,904	4,229,485
Receivables from affiliates	(1,725)	(8,316)
AB Holding Units held for long-term incentive compensation plans	(143,807)	(57,219)
Accumulated other comprehensive loss	(101,232)	(94,203)
Partners’ capital attributable to AB Unitholders	4,049,162	4,111,523
Total liabilities, redeemable non-controlling interest and capital	$9,454,866	$9,697,840

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index
ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(in thousands, except per unit amounts)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Revenues:
Investment advisory and services fees	$703,466	$621,725
Bernstein research services	119,021	129,223
Distribution revenues	147,600	130,857
Dividend and interest income	8,684	20,465
Investment gains (losses)	1,928	(44,306)
Other revenues	27,711	25,511
Total revenues	1,008,410	883,475
Less: Interest expense	1,144	9,319
Net revenues	1,007,266	874,156

Expenses:
Employee compensation and benefits	406,059	362,272
Promotion and servicing:
Distribution-related payments	162,254	140,145
Amortization of deferred sales commissions	7,899	5,526
Trade execution, marketing, T&E and other	46,678	55,610
General and administrative	120,223	122,267
Contingent payment arrangements	796	793
Interest on borrowings	1,294	2,834
Amortization of intangible assets	1,479	6,486
Total expenses	746,682	695,933

Operating income	260,584	178,223

Income taxes	16,745	9,474

Net income	243,839	168,749

Net (loss) of consolidated entities attributable to non-controlling interests	(292)	(25,571)

Net income attributable to AB Unitholders	$244,131	$194,320

Net income per AB Unit:
Basic	$0.89	$0.71
Diluted	$0.89	$0.71

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index
ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2021	2020

Net income	$243,839	$168,749
Other comprehensive (loss):
Foreign currency translation adjustments, before tax	(7,138)	(21,396)
Income tax benefit	22	73
Foreign currency translation adjustments, net of tax	(7,116)	(21,323)
Changes in employee benefit related items:
Amortization of prior service cost	6	6
Recognized actuarial gain	81	325
Changes in employee benefit related items	87	331
Income tax (expense)	—	(77)
Employee benefit related items, net of tax	87	254
Other comprehensive (loss)	(7,029)	(21,069)
Less: Comprehensive (loss) in consolidated entities attributable to non-controlling interests	(292)	(25,571)
Comprehensive income attributable to AB Unitholders	$237,102	$173,251

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index
ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Partners' Capital
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2021	2020
General Partner’s Capital
Balance, beginning of period	$41,776	$41,225
Net income	2,441	1,943
Cash distributions to General Partner	(2,898)	(2,542)
Long-term incentive compensation plans activity	(7)	2
Issuance (retirement) of AB Units, net	710	(57)
Balance, end of period	42,022	40,571
Limited Partners' Capital
Balance, beginning of period	4,229,485	4,174,201
Net income	241,690	192,377
Cash distributions to Unitholders	(286,813)	(251,261)
Long-term incentive compensation plans activity	(708)	335
Issuance (retirement) of AB Units, net	70,250	(5,706)
Balance, end of period	4,253,904	4,109,946
Receivables from Affiliates
Balance, beginning of period	(8,316)	(9,011)
Long-term incentive compensation awards expense	142	184
Capital contributions from AB Holding	6,449	(452)
Balance, end of period	(1,725)	(9,279)
AB Holding Units held for Long-term Incentive Compensation Plans
Balance, beginning of period	(57,219)	(76,310)
Purchases of AB Holding Units to fund long-term compensation plans, net	(35,854)	(17,750)
(Issuance) retirement of AB Units, net	(71,013)	5,763
Long-term incentive compensation awards expense	18,002	7,407
Re-valuation of AB Holding Units held in rabbi trust	2,277	(436)
Other	—	12
Balance, end of period	(143,807)	(81,314)
Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	(94,203)	(113,004)
Foreign currency translation adjustment, net of tax	(7,116)	(21,323)
Changes in employee benefit related items, net of tax	87	254
Balance, end of period	(101,232)	(134,073)
Total Partners' Capital attributable to AB Unitholders	4,049,162	3,925,851
See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

ALLIANCEBERNSTEIN L.P. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2021	2020

Cash flows from operating activities:
Net income	$243,839	$168,749

Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred sales commissions	7,899	5,526
Non-cash long-term incentive compensation expense	18,144	7,591
Depreciation and other amortization	32,009	36,156
Unrealized (gains) losses on investments	(175)	20,585
Unrealized losses on investments of consolidated company-sponsored investment funds	6,941	52,115
Other, net	10,181	(1,324)
Changes in assets and liabilities:
Decrease (increase) in securities, segregated	340,605	(917,696)
(Increase) in receivables	(117,622)	(615,055)
Decrease (increase) in investments	53,493	(17,557)
(Increase) decrease in investments of consolidated company-sponsored investment funds	(12,401)	85,418
(Increase) in deferred sales commissions	(10,952)	(18,510)
(Increase) decrease in right-of-use assets	(15,979)	134
(Increase) in other assets	(68,957)	(118,038)
Increase in other assets and liabilities of consolidated company-sponsored investment funds, net	3,681	54,129
(Decrease) increase in payables	(218,887)	1,492,200
(Decrease) in lease liabilities	(9,163)	(23,968)
(Decrease) increase in accounts payable and accrued expenses	(1,566)	4,663
Increase in accrued compensation and benefits	66,909	70,792
Net cash provided by operating activities	327,999	285,910

Cash flows from investing activities:
Purchases of furniture, equipment and leasehold improvements	(15,584)	(3,321)
Acquisition of business, net of cash acquired	(3,795)	(11,473)
Net cash used in investing activities	(19,379)	(14,794)

Index

	Three Months Ended March 31,
	2021	2020
Cash flows from financing activities:
(Repayment) borrowings of debt, net	(50,000)	374,814
(Decrease) increase in overdrafts payable	(1,190)	85,395
Distributions to General Partner and Unitholders	(289,711)	(253,803)
(Redemptions) of non-controlling interest in consolidated company-sponsored investment funds, net	(13,500)	(75,091)
Capital contributions from (to) affiliates	6,096	(699)
Interest accretion, net of (payments) on contingent payment arrangements	796	793
Additional investments by AB Holding with proceeds from exercise of compensatory options to buy AB Holding Units	1,914	147
Purchases of AB Holding Units to fund long-term incentive compensation plan awards, net	(35,854)	(17,750)
Other	(475)	(504)
Net cash (used in) provided by financing activities	(381,924)	113,302
Effect of exchange rate changes on cash and cash equivalents	(1,589)	(13,049)
Net (decrease) increase in cash and cash equivalents	(74,893)	371,369
Cash and cash equivalents as of beginning of the period	1,073,906	691,171
Cash and cash equivalents as of end of the period	$999,013	$1,062,540

Non-cash investing activities:
Fair value of assets acquired (less cash acquired of $2.8 million and $0.6 million, respectively)	$12,962	$11,908
Fair value of liabilities assumed	$1,642	$435

Non-cash financing activities:
Payables recorded under contingent payment arrangements	$7,525	$—

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index
ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2021
(unaudited)

The words “we” and “our” refer collectively to AllianceBernstein L.P. and its subsidiaries (“AB”), or to their officers and employees. Similarly, the word “company” refers to AB. These statements should be read in conjunction with AB’s audited consolidated financial statements included in AB’s Form 10-K for the year ended December 31, 2020.

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

Our high-quality, in-depth research is the foundation of our business. Our research disciplines include economic, fundamental equity, fixed income and quantitative research.  In addition, we have expertise in multi-asset strategies, wealth management, environmental, social and corporate governance ("ESG"), and alternative investments.

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

Index
Organization

As of March 31, 2021, EQH owned approximately 4.0% of the issued and outstanding units representing assignments of beneficial ownership of limited partnership interests in AllianceBernstein Holding L.P. (“AB Holding Units”). AllianceBernstein Corporation (an indirect wholly-owned subsidiary of EQH, “General Partner”) is the general partner of both AllianceBernstein Holding L.P. (“AB Holding”) and AB. AllianceBernstein Corporation owns 100,000 general partnership units in AB Holding and a 1% general partnership interest in AB.

As of March 31, 2021, the ownership structure of AB, including limited partnership units outstanding as well as the general partner's 1% interest, was as follows:

EQH and its subsidiaries	62.8%
AB Holding	36.5
Unaffiliated holders	0.7
100.0%

Including both the general partnership and limited partnership interests in AB Holding and AB, EQH and its subsidiaries had an approximate 64.3% economic interest in AB as of March 31, 2021.

Basis of Presentation

The interim condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the interim results, have been made. The preparation of the condensed consolidated financial statements requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the interim reporting periods. Actual results could differ from those estimates. The condensed consolidated statement of financial condition as of December 31, 2020 was derived from audited financial statements. Certain disclosures included in the annual financial statements have been condensed or omitted from these financial statements as they are not required for interim financial statements under principles generally accepted in the United States of America ("GAAP") and the rules of the Securities and Exchange Commission.

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

Reclassifications

During 2021, prior period amounts previously presented as net issuance (repayment) of commercial paper, proceeds (repayment) of EQH facility and proceeds (repayment) of bank loans are now combined and presented as net repayments (borrowings) of debt in the condensed consolidated statements of cash flows to conform to the current period's presentation.

Index

2.     Significant Accounting Policies

Recently Adopted Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Topic 715-20). The amendment modifies the disclosure requirements for employers that sponsor defined benefit pension or other post-retirement plans. We adopted this standard prospectively on January 1, 2021. The adoption of this standard did not have a material impact on our financial condition or results of operations.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify US GAAP for other areas of Topic 740 by clarifying and amending the existing guidance. We adopted this standard prospectively on January 1, 2021. The adoption of this standard did not have a material impact on our financial condition or results of operations.

3. Revenue Recognition

Revenues for the three months ended March 31, 2021 and 2020 consisted of the following:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Subject to contracts with customers:
Investment advisory and services fees
Base fees	$687,691	$613,587
Performance-based fees	15,775	8,138
Bernstein research services	119,021	129,223
Distribution revenues
All-in-management fees	85,182	86,357
12b-1 fees	20,034	19,453
Other	42,384	25,047
Other revenues
Shareholder servicing fees	21,695	20,843
Other	5,683	4,672
	997,465	907,320
Not subject to contracts with customers:
Dividend and interest income, net of interest expense	7,540	11,146
Investment gains (losses)	1,928	(44,306)
Other revenues	333	(4)
	9,801	(33,164)
Total net revenues	$1,007,266	$874,156

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

Index
required to use the proceeds it receives from AB to purchase the equivalent number of newly-issued AB Units, thus increasing its percentage ownership interest in AB. AB Holding Units held in the consolidated rabbi trust are corporate assets in the name of the trust and are available to the general creditors of AB.

Repurchases of AB Holding Units for the three months ended March 31, 2021 and 2020 consisted of the following:

	Three Months Ended March 31,
	2021	2020
	(in millions)
Total amount of AB Holding Units Purchased (1)	1.0	0.9
Total Cash Paid for AB Holding Units Purchased (1)	$37.4	$19.8
Open Market Purchases of AB Holding Units Purchased (2)	0.6	0.8
Total Cash Paid for Open Market Purchases of AB Holding Units (2)	$24.2	$17.3
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

Each quarter, we consider whether to implement a plan to repurchase AB Holding Units pursuant to Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended ("Exchange Act"). A plan of this type allows a company to repurchase its shares at times when it otherwise might be prevented from doing so because of self-imposed trading blackout periods or because it possesses material non-public information. Each broker we select has the authority under the terms and limitations specified in the plan to repurchase AB Holding Units on our behalf. Repurchases are subject to regulations promulgated by the SEC as well as certain price, market volume and timing constraints specified in the plan. The plan adopted during the first quarter of 2021 expired at the close of business on April 28, 2021. We may adopt additional plans in the future to engage in open-market purchases of AB Holding Units to help fund anticipated obligations under our incentive compensation award program and for other corporate purposes.

During the first three months of 2021 and 2020, we awarded to employees and Eligible Directors 3.4 million and 0.1 million restricted AB Holding Unit awards, respectively. We used AB Holding Units repurchased during the applicable period and newly-issued AB Holding Units to fund these awards.

During the first three months of 2021 and 2020, AB Holding issued 0.1 million and 5,182 AB Holding Units, respectively, upon exercise of options to buy AB Holding Units. AB Holding used the proceeds of $1.9 million and $0.1 million, respectively, received from award recipients as payment in cash for the exercise price to purchase the equivalent number of newly-issued AB Units.

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

	Three Months Ended March 31,
	2021	2020
	(in thousands, except per unit amounts)
Net income attributable to AB Unitholders	$244,131	$194,320

Weighted average limited partnership units outstanding – basic	272,332	270,498
Dilutive effect of compensatory options to buy AB Holding Units	32	32
Weighted average limited partnership units outstanding – diluted	272,364	270,530
Basic net income per AB Unit	$0.89	$0.71
Diluted net income per AB Unit	$0.89	$0.71

Index

	Three Months Ended March 31,
	2021	2020
	(amounts as shown)
Anti-dilutive options excluded from diluted net income	—	29,056

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

On April 29, 2021, the General Partner declared a distribution of $0.88 per AB Unit, representing a distribution of Available Cash Flow for the three months ended March 31, 2021. The General Partner, as a result of its 1% general partnership interest, is entitled to receive 1% of each distribution. The distribution is payable on May 27, 2021 to holders of record on May 10, 2021.

7.     Cash and Securities Segregated Under Federal Regulations and Other Requirements

As of March 31, 2021 and December 31, 2020, $1.4 billion and $1.8 billion, respectively, of U.S. Treasury Bills were segregated in a special reserve bank custody account for the exclusive benefit of our brokerage customers under Rule 15c3-3 of the Exchange Act.

8.     Investments

Investments consist of:

	March 31, 2021	December 31, 2020
	(in thousands)
Equity securities:
Long-term incentive compensation-related	$28,645	$34,351
Seed capital	74,241	75,766
Other	11,469	55,439
Exchange-traded options	4,156	7,527
Investments in limited partnership hedge funds:
Long-term incentive compensation-related	30,085	25,762
Seed capital	17,363	16,646
Time deposits	18,233	18,602
Other	15,466	19,282
Total investments	$199,658	$253,375

Total investments related to long-term incentive compensation obligations of $58.7 million and $60.1 million as of March 31, 2021 and December 31, 2020, respectively, consist of company-sponsored mutual funds and hedge funds. For long-term incentive compensation awards granted before 2009, we typically made investments in company-sponsored mutual funds and hedge funds that were notionally elected by plan participants and maintained them (and continue to maintain them) in a consolidated rabbi trust or separate custodial account. The rabbi trust and custodial account enable us

Index
to hold such investments separate from our other assets for the purpose of settling our obligations to participants. The investments held in the rabbi trust and custodial account remain available to the general creditors of AB.

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

We allocate seed capital to our investment teams to help develop new products and services for our clients. A portion of our seed capital trading investments are equity and fixed income products, primarily in the form of separately-managed account portfolios, U.S. mutual funds, Luxembourg funds, Japanese investment trust management funds or Delaware business trusts. We also may allocate seed capital to investments in private equity funds. In regard to our seed capital investments, the amounts above reflect those funds in which we are not the primary beneficiary of a VIE or hold a controlling financial interest in a VOE. See Note 14, Consolidated Company-Sponsored Investment Funds, for a description of the seed capital investments that we consolidate. As of March 31, 2021 and December 31, 2020, our total seed capital investments were $327.1 million and $310.3 million, respectively. Seed capital investments in unconsolidated company-sponsored investment funds are valued using published net asset values or non-published net asset values if they are not listed on an active exchange but have net asset values that are comparable to funds with published net asset values and have no redemption restrictions.

In addition, we also have long positions in corporate equities and long exchange-traded options traded through our options desk.

The portion of unrealized gains (losses) related to equity securities, as defined by ASC 321-10, held as of March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Net gains (losses) recognized during the period	$4,887	$(21,986)
Less: net gains (losses) recognized during the period on equity securities sold during the period	4,565	(1,395)
Unrealized gains (losses) recognized during the period on equity securities held	$322	$(20,591)

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

Index
The notional value and fair value as of March 31, 2021 and December 31, 2020 for derivative instruments (excluding derivative instruments relating to our options desk trading activities discussed below) not designated as hedging instruments were as follows:

		Fair Value
	Notional Value	Derivative Assets	Derivative Liabilities
	(in thousands)
March 31, 2021:
Exchange-traded futures	$146,700	$1,962	$678
Currency forwards	51,703	8,548	8,042
Interest rate swaps	60,997	1,670	2,425
Credit default swaps	178,035	11,369	9,430
Total return swaps	53,817	31	800
Option swaps	50,000	—	329
Total derivatives	$541,252	$23,580	$21,704

December 31, 2020:
Exchange-traded futures	$142,886	$118	$1,834
Currency forwards	63,906	8,576	8,451
Interest rate swaps	60,997	2,043	2,955
Credit default swaps	167,649	10,910	13,304
Total return swaps	52,061	94	1,847
Option swaps	2,486	—	2,146
Total derivatives	$489,985	$21,741	$30,537

As of March 31, 2021 and December 31, 2020, the derivative assets and liabilities are included in both receivables and payables to brokers and dealers on our condensed consolidated statements of financial condition.

The gains and losses for derivative instruments (excluding our options desk trading activities discussed below) for the three months ended March 31, 2021 and 2020 recognized in investment gains (losses) in the condensed consolidated statements of income were as follows:

	Three Months Ended March 31,
	2021	2020

Exchange-traded futures	$1,135	$1,006
Currency forwards	1,181	658
Interest rate swaps	88	(612)
Credit default swaps	(522)	12,101
Total return swaps	(907)	15,115
Option swaps	1,361	1,298
Net gains on derivative instruments	$2,336	$29,566

We may be exposed to credit-related losses in the event of non-performance by counterparties to derivative financial instruments. We minimize our counterparty exposure through a credit review and approval process. In addition, we have executed various collateral arrangements with counterparties to the over-the-counter derivative transactions that require both pledging and accepting collateral in the form of cash. As of March 31, 2021 and December 31, 2020, we held $3.9 million and $0.4 million, respectively, of cash collateral payable to trade counterparties. This obligation to return cash is reported in payables to brokers and dealers in our condensed consolidated statements of financial condition.

Although notional amount is the most commonly used measure of volume in the derivatives market, it is not used as a measure of credit risk. Generally, the current credit exposure of our derivative contracts is limited to the net positive estimated fair value of derivative contracts at the reporting date after taking into consideration the existence of netting

Index
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

Certain of our standardized contracts for over-the-counter derivative transactions (“ISDA Master Agreements”) contain credit risk related contingent provisions pertaining to each counterparty’s credit rating. In some ISDA Master Agreements, if the counterparty’s credit rating, or in some agreements, our assets under management (“AUM”), falls below a specified threshold, either a default or a termination event permitting us or the counterparty to terminate the ISDA Master Agreement would be triggered. In all agreements that provide for collateralization, various levels of collateralization of net liability positions are applicable, depending on the credit rating of the counterparty. As of March 31, 2021 and December 31, 2020, we delivered $3.3 million and $6.4 million, respectively, of cash collateral into brokerage accounts. We report this cash collateral in cash and cash equivalents in our condensed consolidated statements of financial condition.

As of March 31, 2021 and December 31, 2020, we held $4.2 million and $7.5 million, respectively, of long exchange-traded equity options, which are included in other investments on our condensed consolidated statements of financial condition. In addition, as of March 31, 2021 and December 31, 2020, we held $1.3 million and $12.5 million, respectively, of short exchange-traded equity options, which are included in securities sold not yet purchased on our condensed consolidated statements of financial condition. Our options desk provides our clients with equity derivative strategies and execution for exchange-traded options on single stocks, exchange-traded funds and indices. While predominately agency-based, the options desk may commit capital to facilitate a client’s transaction. Our options desk hedges the risks associated with this activity by taking offsetting positions in equities. For the three months ended March 31, 2021 and 2020, we recognized gains of $4.8 million and $18.4 million, respectively, on equity options activity. These gains and losses are recognized in investment gains (losses) in the condensed consolidated statements of income.
10.     Offsetting Assets and Liabilities

See Note 14, Consolidated Company-Sponsored Investment Funds, for disclosure of offsetting assets and liabilities of our consolidated company-sponsored investment funds.

Offsetting of assets as of March 31, 2021 and December 31, 2020 was as follows:

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments Collateral	Cash Collateral Received	Net Amount
	(in thousands)
March 31, 2021:
Securities borrowed	$24,294	$—	$24,294	$(19,526)	$—	$4,768
Derivatives	$23,580	$—	$23,580	$—	$(3,890)	$19,690
Long exchange-traded options	$4,156	$—	$4,156	$—	$—	$4,156
December 31, 2020:
Securities borrowed	$7,808	$—	$7,808	$(7,344)	$—	$464
Derivatives	$21,741	$—	$21,741	$—	$(380)	$21,361
Long exchange-traded options	$7,527	$—	$7,527	$—	$—	$7,527

Index
Offsetting of liabilities as of March 31, 2021 and December 31, 2020 was as follows:

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments Collateral	Cash Collateral Pledged	Net Amount
	(in thousands)
March 31, 2021:
Derivatives	$21,704	$—	$21,704	$—	$(3,338)	$18,366
Short exchange-traded options	$1,270	$—	$1,270	$—	$—	$1,270
December 31, 2020:
Derivatives	$30,537	$—	$30,537	$—	$(6,374)	$24,163
Short exchange-traded options	$12,486	$—	$12,486	$—	$—	$12,486

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis

Valuation of our financial instruments by pricing observability levels as of March 31, 2021 and December 31, 2020 was as follows (in thousands):

	Level 1	Level 2	Level 3	NAV Expedient(1)	Other	Total
March 31, 2021:
Money markets	$163,018	$—	$—	$—	$—	$163,018
Securities segregated (U.S. Treasury Bills)	—	1,412,873	—	—	—	1,412,873
Derivatives	1,962	21,618	—	—	—	23,580
Investments:
Equity securities	96,524	17,548	124	159	—	114,355
Long exchange-traded options	4,156	—	—	—	—	4,156
Limited partnership hedge funds(2)	—	—	—	—	47,448	47,448
Time deposits(3)	—	—	—	—	18,233	18,233
Other investments	7,443	—	—	—	8,023	15,466
Total investments	108,123	17,548	124	159	73,704	199,658
Total assets measured at fair value	$273,103	$1,452,039	$124	$159	$73,704	$1,799,129

Securities sold not yet purchased:
Short equities – corporate	$7,037	$—	$—	$—	$—	$7,037
Short exchange-traded options	1,270	—	—	—	—	1,270
Derivatives	678	21,026	—	—	—	21,704
Contingent payment arrangements	—	—	36,073	—	—	36,073
Total liabilities measured at fair value	$8,985	$21,026	$36,073	$—	$—	$66,084

Index

	Level 1	Level 2	Level 3	NAV Expedient(1)	Other	Total
December 31, 2020:
Money markets	$130,675	$—	$—	$—	$—	$130,675
Securities segregated (U.S. Treasury Bills)	—	1,752,906	—	—	—	1,752,906
Derivatives	118	21,623	—	—	—	21,741
Investments:
Equity securities	147,705	17,565	125	161	—	165,556
Long exchange-traded options	7,527	—	—	—	—	7,527
Limited partnership hedge funds(2)	—	—	—	—	42,408	42,408
Time deposits(3)	—	—	—	—	18,602	18,602
Other investments	7,011	—	—	—	12,271	19,282
Total investments	162,243	17,565	125	161	73,281	253,375
Total assets measured at fair value	$293,036	$1,792,094	$125	$161	$73,281	$2,158,697

Securities sold not yet purchased:
Short equities – corporate	$5,305	$—	$—	$—	$—	$5,305
Short exchange-traded options	12,486	—	—	—	—	12,486
Derivatives	1,834	28,703	—	—	—	30,537
Contingent payment arrangements	—	—	27,750	—	—	27,750
Total liabilities measured at fair value	$19,625	$28,703	$27,750	$—	$—	$76,078

(1) Investments measured at fair value using NAV (or its equivalent) as a practical expedient.
(2) Investments in equity method investees that are not measured at fair value in accordance with GAAP.
(3) Investments carried at amortized cost that are not measured at fair value in accordance with GAAP.

Other investments include (i) an investment in a software publishing company that does not have a readily available fair value ($2.2 million and $2.1 million as of March 31, 2021 and December 31, 2020, respectively), (ii) investment in a start-up company that does not have a readily available fair value (this investment was $0.3 million as of both March 31, 2021 and December 31, 2020), (iii) investments in equity method investees that are not measured at fair value in accordance with GAAP ($2.3 million and $6.5 million as of March 31, 2021 and December 31, 2020, respectively), and (iv) broker dealer exchange memberships that are not measured at fair value in accordance with GAAP ($3.3 million as of both March 31, 2021 and December 31, 2020).
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
During the three months ended March 31, 2021 there were no transfers between Level 2 and Level 3 securities.
The change in carrying value associated with Level 3 financial instruments carried at fair value, classified as equity securities, is as follows:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Balance as of beginning of period	$125	$119
Purchases	—	—
Sales	—	—
Realized gains (losses), net	—	—
Unrealized gains (losses), net	(1)	(1)
Balance as of end of period	$124	$118

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
As part of acquisitions made by the Company, we may enter into contingent consideration arrangements as part of the purchase price. The change in carrying value associated with Level 3 financial instruments carried at fair value, classified as contingent payment arrangements, is as follows:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Balance as of beginning of period	$27,750	$22,911
Addition	7,526	—
Accretion	797	793
Payments	—	—
Balance as of end of period	$36,073	$23,704

The liabilities were valued using expected revenue growth rates and discount rates. As of March 31, 2021 the expected revenue growth rates range from 2.0% to 135.6%, with a weighted average of 9.0%, calculated using cumulative revenues and range of revenue growth rates (excluding revenue growth from additional AUM contributed from existing clients). The discount rates ranged from 1.9% to 20.0%, with a weighted average of 10.8%, calculated using total contingent liabilities and range of discount rates. As of March 31, 2020 the expected revenue growth rates ranged from 0.7% to 50.0%, with a weighted average of 4.9%, calculated using cumulative revenues and a range of revenue growth rates. The discount rates ranged from 3.0% to 10.0%, with a weighted average of 9.3%, calculated using total contingent liabilities and range of discount rates.

Index

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We did not have any material assets or liabilities that were measured at fair value for impairment on a nonrecurring basis during the three months ended March 31, 2021 or during the year ended December 31, 2020.

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
Leases included in the condensed consolidated statement of financial condition as of March 31, 2021 and December 31, 2020 were as follows:

	Classification	March 31, 2021	December 31, 2020
		(in thousands)
Operating Leases
Operating lease right-of-use assets	Right-of-use assets	$407,608	$416,007
Operating lease liabilities	Lease liabilities	490,121	503,174

Finance Leases
Property and equipment, gross	Right-of-use assets	7,329	5,167
Amortization of right-of-use assets	Right-of-use assets	(2,098)	(2,719)
Property and equipment, net		5,231	2,448
Finance lease liabilities	Lease liabilities	5,235	2,375

Index
The components of lease expense included in the condensed consolidated statement of income as of March 31, 2021 and March 31, 2020 were as follows:

		Three Months Ended March 31,
	Classification	2021	2020
		(in thousands)
Operating lease cost	General and administrative	$24,418	$23,004
Financing lease cost:
Amortization of right-of-use assets	General and administrative	501	477
Interest on lease liabilities	Interest expense	22	26
Total finance lease cost		523	503
Variable lease cost (1)	General and administrative	9,546	9,477
Sublease income	General and administrative	(9,807)	(9,615)
Net lease cost		$24,680	$23,369
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
Maturities of lease liabilities were as follows:

	Operating Leases	Financing Leases	Total
Year ending December 31,	(in thousands)
2021 (excluding the three months ended March 31, 2021)	$82,594	$1,363	$83,957
2022	100,370	1,551	101,921
2023	93,299	1,289	94,588
2024	90,283	722	91,005
2025	25,430	426	25,856
Thereafter	149,885	24	149,909
Total lease payments	541,861	5,375	547,236
Less interest	(51,740)	(140)
Present value of lease liabilities	$490,121	$5,235
We have signed a lease which commences in 2024, relating to approximately 166,000 square feet of space in New York City. Our estimated total base rent obligation (excluding taxes, operating expenses and utilities) over the 20-year lease term is approximately $393.0 million.

Lease term and discount rate:
Weighted average remaining lease term (years):
Operating leases	7.23
Finance leases	3.52
Weighted average discount rate:
Operating leases	3.07%
Finance leases	1.75%

Index
Supplemental cash flow information related to leases was as follows:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$27,970	$29,698
Operating cash flows used for financing leases	22	26
Financing cash flows from finance leases	424	504
Right-of-use assets obtained in exchange for lease obligations(1):
Operating leases (2)	12,161	—
Finance leases	3,283	1,695
(1) Represents non-cash activity and, accordingly, is not reflected in the consolidated statements of cash flows.
(2) Represents net non-cash activity of new lease obligations, extensions and reductions of existing lease obligations.
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
The balances of consolidated VIEs and VOEs included in our condensed consolidated statements of financial condition were as follows:

	March 31, 2021			December 31, 2020
	(in thousands)
	VIEs	VOEs	Total	VIEs	VOEs	Total
Cash and cash equivalents	$35,084	$3,477	$38,561	$36,370	$136	$36,506
Investments	247,581	60,462	308,043	242,541	60,041	302,582
Other assets	6,869	13,605	20,474	4,859	7,385	12,244
Total assets	$289,534	$77,544	$367,078	$283,770	$67,562	$351,332

Liabilities	$13,922	$28,609	$42,531	$7,741	$22,879	$30,620
Redeemable non-controlling interest	64,313	24,254	88,567	82,753	19,606	102,359
Partners' capital attributable to AB Unitholders	211,299	24,681	235,980	193,276	25,077	218,353
Total liabilities, redeemable non-controlling interest and partners' capital	$289,534	$77,544	$367,078	$283,770	$67,562	$351,332

During the first quarter of 2021, we deconsolidated one fund in which we had a seed investment of approximately $4.1 million due to no longer having a controlling financial interest.

Index
Fair Value
Cash and cash equivalents include cash on hand, demand deposits, overnight commercial paper and highly liquid investments with original maturities of three months or less. Due to the short-term nature of these instruments, the recorded value has been determined to approximate fair value.

Valuation of consolidated company-sponsored investment funds' financial instruments by pricing observability levels as of March 31, 2021 and December 31, 2020 was as follows (in thousands):

	Level 1	Level 2	Level 3	Total
March 31, 2021:
Investments - VIEs	$51,869	$195,206	$506	$247,581
Investments - VOEs	301	59,950	211	60,462
Derivatives - VIEs	515	2,389	—	2,904
Derivatives - VOEs	—	2,395	—	2,395
Total assets measured at fair value	$52,685	$259,940	$717	$313,342

Derivatives - VIEs	7,362	4,822	—	12,184
Derivatives - VOEs	7,071	686	—	7,757
Total liabilities measured at fair value	$14,433	$5,508	$—	$19,941

December 31, 2020:
Investments - VIEs	$73,909	$168,114	$518	$242,541
Investments - VOEs	—	59,940	101	60,041
Derivatives - VIEs	442	2,782	—	3,224
Derivatives - VOEs	—	464	—	464
Total assets measured at fair value	$74,351	$231,300	$619	$306,270

Derivatives - VIEs	$1,649	$5,244	$—	$6,893
Derivatives - VOEs	—	664	—	664
Total liabilities measured at fair value	$1,649	$5,908	$—	$7,557

See Note 11 for a description of the fair value methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.

The change in carrying value associated with Level 3 financial instruments carried at fair value within consolidated company-sponsored investment funds was as follows:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Balance as of beginning of period	$619	$854
Transfers (out) in	(10)	231
Purchases	119	33
Sales	(3)	(362)
Realized gains (losses), net	3	—
Unrealized gains (losses), net	(11)	(224)
Accrued discounts	—	2
Balance as of end of period	$717	$534

Index
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

Derivative Instruments
As of March 31, 2021 and December 31, 2020, the VIEs held $9.3 million and $3.7 million (net), respectively, of futures, forwards and swaps within their portfolios. For the three months ended March 31, 2021 and 2020, we recognized $1.1 million and $1.7 million of losses, respectively, on these derivatives. These gains and losses are recognized in investment gains (losses) in the condensed consolidated statements of income.
As of March 31, 2021 and December 31, 2020, the VIEs held $0.6 million and $0.5 million, respectively, of cash collateral payable to trade counterparties. This obligation to return cash is reported in the liabilities of consolidated company-sponsored investment funds in our condensed consolidated statements of financial condition.
As of March 31, 2021 and December 31, 2020, the VIEs delivered $4.9 million and $4.2 million, respectively, of cash collateral into brokerage accounts. The VIEs report this cash collateral in the consolidated company-sponsored investment funds cash and cash equivalents in our condensed consolidated statements of financial condition.
As of March 31, 2021 and December 31, 2020, the VOEs held $5.4 million and $0.2 million (net), respectively, of futures, forwards, options and swaps within their portfolios. For the three months ended March 31, 2021 and 2020, we recognized $0.9 million and $0.1 million of gains, respectively, on these derivatives. These gains and losses are recognized in investment gains (losses) in the condensed consolidated statements of income.
As of both March 31, 2021 and December 31, 2020, the VOEs held no cash collateral payable to trade counterparties. This obligation to return cash is reported in the liabilities of consolidated company-sponsored investment funds in our condensed consolidated statements of financial condition.
As of March 31, 2021 and December 31, 2020, the VOEs delivered zero and $0.1 million, respectively, of cash collateral in brokerage accounts. The VOEs report this cash collateral in the consolidated company-sponsored investment funds cash and cash equivalents in our condensed consolidated statements of financial condition.
Offsetting Assets and Liabilities
Offsetting of derivative assets of consolidated company-sponsored investment funds as of March 31, 2021 and December 31, 2020 was as follows:

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments Collateral	Cash Collateral Received	Net Amount
	(in thousands)
March 31, 2021:
Derivatives - VIEs	$2,904	$—	$2,904	$—	$(551)	$2,353
Derivatives - VOEs	$2,395	$—	$2,395	$—	$—	$2,395
December 31, 2020:
Derivatives - VIEs	$3,224	$—	$3,224	$—	$(513)	$2,711
Derivatives - VOEs	$464	$—	$464	$—	$—	$464

Index
Offsetting of derivative liabilities of consolidated company-sponsored investment funds as of March 31, 2021 and December 31, 2020 was as follows:

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments Collateral	Cash Collateral Pledged	Net Amount
	(in thousands)
March 31, 2021:
Derivatives - VIEs	$12,184	$—	$12,184	$—	$(4,929)	$7,255
Derivatives - VOEs	$7,757	$—	$7,757	$—	$—	$7,757
December 31, 2020:
Derivatives - VIEs	$6,893	$—	$6,893	$—	$(4,201)	$2,692
Derivatives - VOEs	$664	$—	$664	$—	$(138)	$526

Cash collateral, whether pledged or received on derivative instruments, is not considered material and, accordingly, is not disclosed by counterparty.
Non-Consolidated VIEs
As of March 31, 2021, the net assets of company-sponsored investment products that are non-consolidated VIEs are approximately $70.9 billion, and our maximum risk of loss is our investment of $7.2 million in these VIEs and our advisory fee receivables from these VIEs is $76.1 million.
15.     Units Outstanding

Changes in AB Units outstanding during the three-month period ended March 31, 2021 were as follows:

Outstanding as of December 31, 2020	270,509,658
Options exercised	79,108
Units issued	2,847,552
Units retired(1)	(761,153)
Outstanding as of March 31, 2021	272,675,165
(1) During the three-months ended March 31, 2021, we purchased 1,400 AB Units in private transactions and retired them.

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

The Credit Facility contains affirmative, negative and financial covenants, which are customary for facilities of this type, including restrictions on dispositions of assets, restrictions on liens, a minimum interest coverage ratio and a maximum leverage ratio. As of March 31, 2021, we were in compliance with these covenants. The Credit Facility also includes customary events of default (with customary grace periods, as applicable), including provisions under which, upon the occurrence of an event of default, all outstanding loans may be accelerated and/or lender’s commitments may be terminated. Also, under such provisions, upon the occurrence of certain insolvency- or bankruptcy-related events of default, all amounts payable under the Credit Facility would automatically become immediately due and payable, and the lender’s commitments automatically would terminate.

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

As of March 31, 2021 and December 31, 2020, we had no amounts outstanding under the Credit Facility. During the first three months of 2021 and the full year 2020, we did not draw upon the Credit Facility.

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

As of March 31, 2021 and December 31, 2020, AB had $625.0 million and $675.0 million outstanding under the EQH Facility, in each case with an interest rate of approximately 0.2%. Average daily borrowings on the EQH Facility for the first three months of 2021 and the full year 2020 were $622.3 million and $470.8 million, respectively, with weighted average interest rates of approximately 0.2% and 0.5%, respectively.

In addition to the EQH Facility, on September 1, 2020, AB established a new $300.0 million uncommitted, unsecured senior credit facility (“EQH Uncommitted Facility”) with EQH. The EQH Uncommitted Facility matures on September 1, 2024 and is available for AB's general business purposes. Borrowings under the EQH Unsecured Facility generally bear interest at a rate per annum based on prevailing overnight commercial paper rates. The EQH Uncommitted Facility contains affirmative, negative and financial covenants which are substantially similar to those in the EQH Facility. As of March 31, 2021 and December 31, 2020, we had no amounts outstanding on the EQH Uncommitted Facility. During the first three months of 2021 and the full year 2020, we did not draw upon the EQH Uncommitted Facility.

As of March 31, 2021 and December 31, 2020, we had no commercial paper outstanding. The commercial paper is short term in nature, and as such, recorded value is estimated to approximate fair value (and considered a Level 2 security in the fair value hierarchy). Average daily borrowings of commercial paper during the first three months of 2021 and full year 2020 were $120.3 million and $83.2 million, respectively, with weighted average interest rates of approximately 0.2% and 0.4%, respectively.

AB has a $200.0 million committed, unsecured senior revolving credit facility (the "Revolver") with a leading international bank, which matures on November 16, 2021. The Revolver is available for AB's and SCB LLC's business purposes, including the provision of additional liquidity to meet funding requirements primarily related to SCB LLC's operations. Both AB and SCB LLC can draw directly under the Revolver and management expects to draw on the Revolver from time to time. AB has agreed to guarantee the obligations of SCB LLC under the Revolver. The Revolver contains affirmative, negative and financial covenants that are identical to those of the Credit Facility. Borrowings under the Revolver bear interest at a rate per annum, which will be, at our option, a rate equal to an applicable margin, which is subject to adjustment based on the credit ratings of AB, plus one of the following indices: London Interbank Offered Rate; a floating base rate; or the Federal Funds rate. As of both March 31, 2021 and December 31, 2020, we had no amounts outstanding under the Revolver. Average daily borrowings under the Revolver during the first three months of 2021 and full year 2020 were $26.1 million and $16.5 million, respectively, with weighted average interest rates of approximately 1.1% and 1.6%, respectively.

In addition, SCB LLC currently has three uncommitted lines of credit with three financial institutions. Two of these lines of credit permit us to borrow up to an aggregate of approximately $165.0 million, with AB named as an additional borrower, while the other line has no stated limit. As of March 31, 2021 and December 31, 2020, SCB LLC had no outstanding

Index
balance on these lines of credit. We did not draw on these lines of credit during the first three months of 2021. Average daily borrowings during the full year 2020 were $0.9 million with a weighted average interest rate of approximately 1.6%.

17.    Non-controlling Interests

Non-controlling interest in net income for the three months ended March 31, 2021 and 2020 consisted of the following:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Redeemable non-controlling interests:
Consolidated company-sponsored investment funds	$(292)	$(25,571)
Total non-controlling interest in net income	$(292)	$(25,571)

Redeemable non-controlling interest as of March 31, 2021 and December 31, 2020 consisted of the following:

	March 31, 2021	December 31, 2020
	(in thousands)
Consolidated company-sponsored investment funds	$88,567	$102,359
Total redeemable non-controlling interest	$88,567	$102,359

Index
Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

Impact of COVID-19
General Economic Conditions
During the first quarter of 2020, COVID-19 significantly impacted the global economy. The impact has been profound, has continued through the first quarter of 2021 and may persist for months to come. While many businesses have re-opened, vaccinations are underway (particularly in the U.S., the U.K. and Israel) and leading economic indicators are showing signs of improvement, the overall extent and duration of COVID-19's impact on businesses and economic activity generally remains unclear.
Governments around the world have responded to COVID-19 with economic stimulus measures, including a $2 trillion emergency relief bill passed in the U.S. during the first quarter of 2020, an additional $900 billion in aid passed during the fourth quarter of 2020, and the most recent $1.9 trillion COVID-19 relief package passed in the first quarter of 2021. Similar fiscal stimulus was passed by many governments around the world. These measures and possible additional stimulus and aid measures are intended to steady businesses and consumers until economic activity meaningfully recovers. The timing and magnitude of any such recovery, however, remains uncertain.

Various countries around the world, and certain areas in the U.S., have continued to experience surges in the rates of COVID-19 infections, which have resulted from the emergence and spread of mutated strains of the virus, greatly increased social interactions, including at colleges and universities, after re-opening of economies, and decreased usage of mitigation techniques, such as mask wearing and social distancing, in some areas. These ongoing circumstances surrounding the virus may adversely affect consumer sentiment and the pace of business re-openings, and they also may delay or slow economic recovery and cause additional market volatility.

AB Impact
At the onset of COVID-19 during the first quarter of 2020, we quickly responded in the various jurisdictions where we operate, including the U.S., the U.K., Hong Kong, Shanghai, Singapore and Taiwan. We implemented business continuity measures, including travel restrictions and a work-from-home requirement for almost all personnel (other than a relatively small number of employees whose physical presence in our offices was considered critical), which has remained in place (except in our Asia-Pacific offices, most of which have reopened) throughout 2020 and the first quarter of 2021 to ensure operating continuity for all critical functions. We also instituted a notification process, which persists today, for any employee who tests positive for COVID-19 or has been exposed to someone else who has tested positive. As the COVID-19 crisis has continued to evolve since the lockdown in the first quarter of 2020, certain key functions of the business, such as Risk Management, Business Continuity, Finance and Human Capital, have maintained constant communication and monitored the evolution of the pandemic to keep our employees safe and disseminate information regarding key developments. Additionally, we continue to monitor communications from the World Health Organization and the U.S. Centers for Disease Control and Prevention to ensure we have current information.
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
We continue to consider, and in some cases methodically implement, return to office programs for our U.S. and European offices. (As noted above, most of our Asia-Pacific offices re-opened in 2020.) In fact, we hope and expect to gradually bring our workforce back into the office, across each of our locations, early in the third quarter of 2021. However, we continue to monitor the daily evolution of the pandemic in order to ensure the health and safety of our employees remains our top priority. We will modify our return to office plans, as needed, to ensure the safety of our employees and to ensure that the highest safety and cleanliness protocols are followed. We believe that our business continuity plan and technology platform will continue to support the effectiveness of our employees working remotely.
The economic impact of COVID-19 and any additional declines in the financial markets could have a significant adverse effect on our AUM and revenues, particularly if economic activity does not continue to recover. Although countries throughout the world continue to grapple with re-opening their economies, this will continue to be a gradual process, and there is a significant risk that the opening process may be further interrupted if infection rates increase. Also, although unemployment rates have declined, they are still considered high and any reluctance of consumers to resume spending could do long-term damage to the

Index
global economy, which would have an adverse effect on our business. Additionally, as most of our workforce continues working remotely, we are mindful of increased risk related to cybersecurity, which could significantly disrupt our business functions.
Ultimately, the return to normal business and economic activity will likely require the broad application of effective vaccines. The distribution of multiple safe, effective vaccines was initiated towards the end of the fourth quarter of 2020 and the distribution of such vaccines has increased through the first quarter of 2021, particularly in the U.S., the U.K. and Israel. Furthermore, while issues persist around the speed, selective nature of those who are eligible to receive the vaccination, as well as logistical challenges regarding availability and distribution of the vaccines, most people in the U.S. who are at least 16 years of age and want to be vaccinated likely will be vaccinated by the end of the second quarter of 2021.

Executive Overview
Our total assets under management (“AUM”) as of March 31, 2021 were $697.2 billion, up $11.3 billion, or 1.6%, compared to December 31, 2020, and up $155.4 billion, or 28.7%, compared to March 31, 2020. During the first quarter of 2021, AUM increased as a result of market appreciation of $6.1 billion and net inflows of $5.2 billion (Retail net inflows of $2.7 billion, Private Wealth Management net inflows of $1.7 billion and Institutional net inflows of $0.8 billion). During the twelve months ended March 31, 2021, AUM increased as a result of market appreciation of $147.2 billion and net inflows of $8.2 billion (Retail net inflows of $6.5 billion, Institutional net inflows of $1.4 billion and Private Wealth Management net inflows of $0.3 billion). Excluding AXA's redemption of low-fee fixed income mandates of $10.8 billion (see discussion below), the firm generated net inflows of $19.0 billion during the twelve months ended March 31, 2021. There were no outflows resulting from AXA's ongoing redemption during the three months ended March 31, 2021.

Institutional AUM decreased $0.9 billion, or 0.3%, to $314.7 billion during the first quarter of 2021, primarily due to market depreciation of $1.5 billion, driven by fixed income markets which declined in the quarter, partially offset by net inflows of $0.8 billion. Gross sales decreased sequentially from $9.9 billion during the fourth quarter of 2020 to $4.9 billion during the first quarter of 2021. Redemptions and terminations increased sequentially from $2.0 billion to $2.8 billion.

Retail AUM increased $7.0 billion, or 2.6%, to $272.3 billion during the first quarter of 2021, primarily due to market appreciation of $4.1 billion and net inflows of $2.7 billion. Gross sales increased sequentially from $17.7 billion during the fourth quarter of 2020 to $23.0 billion during the first quarter of 2021. Redemptions and terminations increased sequentially from $15.2 billion to $17.7 billion.

Private Wealth Management AUM increased $5.2 billion, or 5.0%, to $110.2 billion during the first quarter of 2021, due to market appreciation of $3.5 billion and net inflows of $1.7 billion. Gross sales increased sequentially from $3.7 billion during the fourth quarter of 2020 to $5.4 billion during the first quarter of 2021. Redemptions and terminations decreased sequentially from $4.8 billion to $3.7 billion.

Bernstein Research Services revenue for the first quarter of 2021 was $119.0 million, down $10.2 million, or 7.9%, compared to the first quarter of 2020 due to reduced customer trading activity driven by fewer trading days and decreased market volatility, as compared to the COVID-related significant surge in trading volume experienced during the three months ended March 31, 2020.

Net revenues for the first quarter of 2021 increased $133.1 million, or 15.2%, to $1.0 billion from $874.2 million in the first quarter of 2020. The increase was primarily due to higher investment advisory base fees of $74.1 million, higher investment gains of $46.2 million, higher distribution revenues of $16.7 million and higher performance-based fees of $7.6 million, partially offset by lower Bernstein Research Services revenue of $10.2 million. Operating expenses for the first quarter of 2021 increased $50.7 million, or 7.3%, to $746.7 million from $695.9 million in the first quarter of 2020. The increase was primarily due to higher employee compensation and benefits expenses of $43.8 million and higher promotion and servicing expense of $15.6 million, partially offset by lower amortization of intangible assets of $5.0 million, lower general and administrative expenses of $2.0 million and lower interest on borrowings of $1.5 million. Our operating income increased $82.4 million, or 46.2%, to $260.6 million from $178.2 million and our operating margin increased to 25.9% in the first quarter of 2021 from 23.3% in the first quarter of 2020.

Index
Market Environment
U.S. equity markets remained strong during the first quarter of 2021, with the S&P 500, Dow Jones Industrial Average and Nasdaq each finishing the quarter in positive territory. The U.S. seeks to continue to emerge from the pandemic by accelerating progress on vaccinations combined with unprecedented levels of fiscal stimulus. The Federal Reserve has pledged to maintain its current accommodative monetary policy until inflation has exceeded their target for a sustained time period. In the U.K., the rapid roll-out of the vaccine is expected to facilitate relatively strong growth from the second quarter onwards, with Brexit-related trade frictions expected to ease starting in the second half of this year. Government stimulus should assist in keeping unemployment relatively low, while the Bank of England is likely to keep rates on hold during the recovery phase. In China, the market outlook remains positive, as a broader global re-opening appears to be benefiting the Chinese economy. Given the strong recovery from the pandemic, China will likely begin a slow and gradual tightening of their fiscal policy. While political tensions between China and the U.S. continue to linger, further escalation from the new U.S. administration in the near term seems unlikely.

MiFID II
In Europe, MiFID II, which has been effective since 2018, has significantly modified how European broker-dealers can be compensated for research. These modifications have significantly reduced the overall research spend by many European buy-side firms, which has decreased the revenues we earn from these clients. If this trend continues, the revenues we earn from our European clients would deplete further.

Also, while MiFID II does not apply outside of Europe, competitive and client pressures may force buy-side firms operating outside of Europe to pay for research from their own resources instead of through bundled trading commissions. If this occurs, research budgets from those clients, as well as our sell-side revenues, may decrease further. Additionally, these pressures could force our buy-side operation to pay for research out of our own revenues instead of through bundled trading commissions, which could increase our firm’s expenses and decrease our operating income.

Lastly, although the impact of MiFID II is largely known, the ultimate, global impact is still uncertain.
Relationship with Equitable Holdings and AXA
Prior to an initial public offering ("IPO") by Equitable Holdings, Inc. (“EQH”) in May of 2018, EQH was a wholly-owned subsidiary of AXA S.A. ("AXA"). Since the IPO, AXA has divested its ownership in EQH to less than 10% of the outstanding common stock of EQH as of March 31, 2021.

While we cannot at this time predict the full impact on AB of these transactions, such impact has included a reduction in the support AXA provided to AB in the past with respect to AB's investment management business, resulting in a modest decrease in our revenues and ability to initiate new investment services.

Our ending AUM at March 31, 2021 reflects $11.8 billion in outflows resulting from AXA's redemption of certain low-fee fixed income mandates during 2020. No redemptions were made during the three months ended March 31, 2021. We currently anticipate AXA to redeem the majority of approximately $2 billion of additional assets during the three months ending June 30, 2021, bringing the total assets redeemed to approximately $14 billion. The revenue we earn from the management of these assets is not significant.

Relocation Strategy
We previously announced that we would establish our corporate headquarters in, and relocate approximately 1,250 jobs located in the New York metro area to, Nashville, TN. Our Nashville headquarters will house Finance, IT, Operations, Legal, Compliance, Internal Audit, Human Capital, and Sales and Marketing. We have been actively relocating jobs and expect this transition to take several years. We will continue to maintain a principal location in New York City, which will house our Portfolio Management, Sell-Side Research and Trading, and New York-based Private Wealth Management businesses.

We believe relocating our corporate headquarters to Nashville affords us the opportunity to provide an improved quality of life alternative for our employees and enable us to attract and recruit new talented employees to a highly desirable location while improving the long-term cost structure of the firm.

During the transition period, which began in 2018 and is expected to continue through 2024, we currently estimate that we will incur transition costs of approximately $145 million to $155 million. These costs include employee relocation, severance, recruitment, and overlapping compensation and occupancy costs. Over this same period, we expect to realize total expense savings of approximately $205 million to $215 million, an amount greater than the total transition costs. However, we did incur

Index
some transition costs before we began to realize expense savings. For the period beginning in 2018 and ending in the fourth quarter of 2020, we incurred $70 million of cumulative transition costs compared to $46 million of cumulative savings. In addition, we incurred $7 million of transition costs for the three months ended March 31, 2021 compared to $10 million of expense savings, resulting in an overall net savings of $3 million for the period. We currently anticipate an EPU increase in 2021 of approximately $0.02 resulting from our relocation strategy, which compares to the $0.01 EPU increase that occurred in 2020. We also expect to achieve EPU accretion in each year thereafter. Beginning in 2025, once the transition period has been completed, we estimate ongoing annual expense savings towards the upper end of the range of $75 million to $80 million, which will result from a combination of occupancy and compensation-related savings. Our estimates for both the transition costs and the corresponding expense savings are based on our current assumptions of employee relocation costs, severance, and overlapping compensation and occupancy costs. In addition, our estimates for both the timing of when we incur transition costs and realize the related expense savings are based on our current relocation implementation plan and the timing for execution of each phase. The actual total charges we eventually record, the related expense savings we realize, and timing of EPU impact may differ from our current estimates as we implement each phase of our headquarters relocation.

During October 2018, we signed a lease, which commenced in the fourth quarter of 2020, relating to 218,976 square feet of space at our new Nashville headquarters. Our estimated total base rent obligation (excluding taxes, operating expenses and utilities) over the 15-year initial lease term is $134 million.

Although we have presented our transition costs and annual expense savings with numerical specificity, and we believe these targets to be reasonable as of the date of this report, the uncertainties surrounding the assumptions we discuss above create a significant risk that these targets may not be achieved.  Accordingly, the expenses we actually incur and the savings we actually realize may differ from our targets, particularly if actual events adversely differ from one or more of our key assumptions.  The transition costs and expense savings, together with their underlying assumptions, are Forward-Looking Statements and can be affected by any of the factors discussed in “Risk Factors” and “Cautions Regarding Forward-Looking Statements” in this 10-Q and our 2020 10-K. We strongly caution investors not to place undue reliance on any of these assumptions or our cost and expense targets.  Except as may be required by applicable securities laws, we are not under any obligation, and we expressly disclaim any obligation, to update or alter any assumptions, estimates, financial goals, targets, projections or other related statements that we may make.

Assets Under Management

Assets under management by distribution channel are as follows:

	As of March 31,
	2021	2020	$ Change	% Change
	(in billions)

Institutions	$314.7	$256.7	$58.0	22.6%
Retail	272.3	198.6	73.7	37.1
Private Wealth Management	110.2	86.5	23.7	27.3
Total	$697.2	$541.8	$155.4	28.7%

Index
Assets under management by investment service are as follows:

	As of March 31,
	2021	2020	$ Change	% Change
	(in billions)
Equity
Actively Managed	$231.8	$141.5	$90.3	63.9%
Passively Managed(1)	66.3	47.2	19.1	40.4
Total Equity	298.1	188.7	109.4	58.0

Fixed Income
Actively Managed
Taxable	252.2	236.1	16.1	6.8
Tax–exempt	51.8	45.9	5.9	12.8
	304.0	282.0	22.0	7.8

Passively Managed(1)	8.3	10.3	(2.0)	(19.5)
Total Fixed Income	312.3	292.3	20.0	6.8

Alternatives/Multi-Asset Solutions(2)
Actively Managed	83.6	59.4	24.2	40.7
Passively Managed(1)	3.2	1.4	1.8	n/m
Total Alternatives/Multi-Asset Solutions	86.8	60.8	26.0	42.7
Total	$697.2	$541.8	$155.4	28.7%

(1)Includes index and enhanced index services.
(2)Includes certain multi-asset solutions and services not included in equity or fixed income services. Prior to December 31, 2020, this investment service line was disclosed as “Other.” In order to reflect the increasing significance of our Alternatives and Multi-Asset Solutions services, we updated the investment service line to “Alternatives and Multi-Asset Solutions."

Index
Changes in assets under management for the three-month and twelve-month periods ended March 31, 2021 are as follows:

	Distribution Channel
	Institutions	Retail	Private Wealth Management	Total
	(in billions)
Balance as of December 31, 2020	$315.6	$265.3	$105.0	$685.9
Long-term flows:
Sales/new accounts	4.9	23.0	5.4	33.3
Redemptions/terminations	(2.8)	(17.7)	(3.7)	(24.2)
Cash flow/unreinvested dividends	(1.3)	(2.6)	—	(3.9)
Net long-term inflows	0.8	2.7	1.7	5.2
Transfers	(0.2)	0.2	—	—
Market (depreciation) appreciation	(1.5)	4.1	3.5	6.1
Net change	(0.9)	7.0	5.2	11.3
Balance as of March 31, 2021	$314.7	$272.3	$110.2	$697.2

Balance as of March 31, 2020	$256.7	$198.6	$86.5	$541.8
Long-term flows:
Sales/new accounts	31.8	77.8	16.1	125.7
Redemptions/terminations	(23.1)	(61.7)	(15.9)	(100.7)
Cash flow/unreinvested dividends	(7.3)	(9.6)	0.1	(16.8)
Net long-term inflows(1)	1.4	6.5	0.3	8.2
Transfers	1.1	(0.3)	(0.8)	—
Market appreciation	55.5	67.5	24.2	147.2
Net change	58.0	73.7	23.7	155.4
Balance as of March 31, 2021	$314.7	$272.3	$110.2	$697.2

(1)Institutional net flows include $10.8 billion of AXA's redemptions of certain low-fee fixed income mandates for the twelve-month periods ended March 31, 2021.

Index

	Investment Service
	Equity Actively Managed	Equity Passively Managed(1)	Fixed Income Actively Managed - Taxable	Fixed Income Actively Managed - Tax- Exempt	Fixed Income Passively Managed(1)	Alternatives/ Multi-Asset Solutions(2)	Total
	(in billions)
Balance as of December 31, 2020	$217.8	$64.5	$263.2	$50.3	$8.5	$81.6	$685.9
Long-term flows:
Sales/new accounts	15.6	0.2	12.4	3.4	—	1.7	33.3
Redemptions/terminations	(9.3)	(0.6)	(12.2)	(2.0)	(0.1)	—	(24.2)
Cash flow/unreinvested dividends	(2.6)	(1.6)	(1.0)	0.2	0.3	0.8	(3.9)
Net long-term inflows (outflows)	3.7	(2.0)	(0.8)	1.6	0.2	2.5	5.2
Market appreciation (depreciation)	10.3	3.8	(10.2)	(0.1)	(0.4)	2.7	6.1
Net change	14.0	1.8	(11.0)	1.5	(0.2)	5.2	11.3
Balance as of March 31, 2021	$231.8	$66.3	$252.2	$51.8	$8.3	$86.8	$697.2

Balance as of March 31, 2020	$141.5	$47.2	$236.1	$45.9	$10.3	$60.8	$541.8
Long-term flows:
Sales/new accounts	54.9	1.4	52.0	10.8	—	6.6	125.7
Redemptions/terminations	(36.9)	(2.4)	(50.7)	(8.6)	(0.3)	(1.8)	(100.7)
Cash flow/unreinvested dividends	(8.3)	(4.4)	(5.4)	0.4	(1.8)	2.7	(16.8)
Net long-term inflows (outflows)(3)	9.7	(5.4)	(4.1)	2.6	(2.1)	7.5	8.2
Market appreciation	80.6	24.5	20.2	3.3	0.1	18.5	147.2
Net change	90.3	19.1	16.1	5.9	(2.0)	26.0	155.4
Balance as of March 31, 2021	$231.8	$66.3	$252.2	$51.8	$8.3	$86.8	$697.2

(1)Includes index and enhanced index services.
(2)Includes certain multi-asset solutions and services not included in equity or fixed income services. Prior to December 31, 2020, this investment service line was disclosed as “Other.” In order to reflect the increasing significance of our Alternatives and Multi-Asset Solutions services, we updated the investment service line to “Alternatives and Multi-Asset Solutions."
(3)    Fixed income – taxable investment service net flows include $10.8 billion of AXA's redemptions of certain low-fee fixed income mandates for the twelve-month periods ended March 31, 2021.

Index

Net long-term inflows (outflows) for actively managed investment services as compared to passively managed investment services for the three-month and twelve-month periods ended March 31, 2021 are as follows:

	Periods Ended March 31, 2021
	Three-months	Twelve-months
	(in billions)
Actively Managed
Equity	$3.7	$9.7
Fixed Income	0.8	(1.5)
Alternatives/Multi-Asset Solutions	2.0	6.6
	6.5	14.8
Passively Managed
Equity	(2.0)	(5.4)
Fixed Income	0.2	(2.1)
Alternatives/Multi-Asset Solutions	0.5	0.9
	(1.3)	(6.6)
Total net long-term inflows	$5.2	$8.2

Average assets under management by distribution channel and investment service are as follows:

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
	(in billions)
Distribution Channel:
Institutions	$313.4	$276.6	$36.8	13.3%
Retail	268.0	229.0	39.0	17.1
Private Wealth Management	107.1	96.4	10.7	11.1
Total	$688.5	$602.0	$86.5	14.4%
Investment Service:
Equity Actively Managed	$223.4	$164.8	$58.6	35.5%
Equity Passively Managed(1)	64.6	55.4	9.2	16.6
Fixed Income Actively Managed – Taxable	257.3	256.7	0.6	0.2
Fixed Income Actively Managed – Tax-exempt	51.2	47.7	3.5	7.3
Fixed Income Passively Managed(1)	8.4	9.7	(1.3)	(13.5)
Alternatives/Multi-Asset Solutions(2)	83.6	67.7	15.9	23.5
Total	$688.5	$602.0	$86.5	14.4%

(1)Includes index and enhanced index services.
(2)Includes certain multi-asset solutions and services not included in equity of fixed income services. Prior to December 31, 2020, this investment service line was disclosed as “Other.” In order to reflect the increasing significance of our Alternatives and Multi-Asset Solutions services, we updated the investment service line to “Alternatives and Multi-Asset Solutions."

Our Institutional channel first quarter average AUM of $313.4 billion increased $36.8 billion, or 13.3%, compared to the first quarter of 2020, primarily due to this AUM increasing $58.0 billion, or 22.6%, to $314.7 billion over the last twelve months. The $58.0 billion increase primarily resulted from market appreciation of $55.5 billion and net inflows of $1.4 billion.
Our Retail channel first quarter average AUM of $268.0 billion increased $39.0 billion, or 17.1%, compared to the first quarter of 2020, primarily due to this AUM increasing $73.7 billion, or 37.1%, to $272.3 billion over the last twelve months. The $73.7 billion increase primarily resulted from market appreciation of $67.5 billion and net inflows of $6.5 billion.
Our Private Wealth Management channel first quarter average AUM of $107.1 billion increased $10.7 billion, or 11.1%, compared to the first quarter of 2020, primarily due to this AUM increasing $23.7 billion, or 27.3%, to $110.2 billion over the

Index
last twelve months. The $23.7 billion increase primarily resulted from market appreciation of $24.2 billion and net inflows of $0.3 billion.
Furthermore, regarding each of our three client channels described above, our AUM declined precipitously during March 2020 resulting from the adverse market reaction to the onset of the COVID-19 pandemic.
Absolute investment composite returns, gross of fees, and relative performance as of March 31, 2021 compared to benchmarks for certain representative Institutional equity and fixed income services are as follows:

	1-Year	3-Year(1)	5-Year(1)

Global High Income - Hedged (fixed income)
Absolute return	27.4%	4.6%	7.0%
Relative return (vs. Bloomberg Barclays Global High Yield Index - Hedged)	3.9	(0.8)	(0.1)
Global Plus - Hedged (fixed income)
Absolute return	6.2	4.5	3.9
Relative return (vs. Bloomberg Barclays Global Aggregate Index - Hedged)	4.7	0.1	0.6
Intermediate Municipal Bonds (fixed income)
Absolute return	6.5	4.2	2.9
Relative return (vs. Lipper Short/Int. Blended Muni Fund Avg)	2.2	1.0	0.7
U.S. Strategic Core Plus (fixed income)
Absolute return	4.9	5.1	4.0
Relative return (vs. Bloomberg Barclays U.S. Aggregate Index)	4.2	0.5	0.9
Emerging Market Debt (fixed income)
Absolute return	21.8	3.8	5.8
Relative return (vs. JPM EMBI Global/JPM EMBI)	7.5	(0.1)	1.0
Sustainable Global Thematic (equity)
Absolute return	72.4	20.2	19.6
Relative return (vs. MSCI ACWI Index)	17.8	8.1	6.4
International Strategic Core Equity (equity)
Absolute return	32.3	4.8	8.0
Relative return (vs. MSCI EAFE Index)	(12.2)	(1.2)	(0.8)
U.S. Small & Mid Cap Value (equity)
Absolute return	98.6	10.5	12.6
Relative return (vs. Russell 2500 Value Index)	11.1	(0.4)	0.5
U.S. Strategic Value (equity)
Absolute return	63.1	8.4	9.4
Relative return (vs. Russell 1000 Value Index)	7.0	(2.5)	(2.3)
U.S. Small Cap Growth (equity)
Absolute return	98.1	27.9	28.5
Relative return (vs. Russell 2000 Growth Index)	7.9	10.8	9.9
U.S. Large Cap Growth (equity)
Absolute return	54.1	23.0	21.5
Relative return (vs. Russell 1000 Growth Index)	(8.7)	0.2	0.5

Index

	1-Year	3-Year(1)	5-Year(1)
U.S. Small & Mid Cap Growth (equity)
Absolute return	86.3	23.3	24.1
Relative return (vs. Russell 2500 Growth Index)	(1.2)	3.4	4.2
Concentrated U.S. Growth (equity)
Absolute return	61.2	22.2	20.5
Relative return (vs. S&P 500 Index)	4.8	5.4	4.2
Select U.S. Equity (equity)
Absolute return	56.9	16.5	16.7
Relative return (vs. S&P 500 Index)	0.6	(0.3)	0.4
Strategic Equities (equity)
Absolute return	57.3	15.5	14.2
Relative return (vs. Russell 3000 Index)	(5.2)	(1.6)	(2.4)
Global Core Equity (equity)
Absolute return	49.9	13.0	14.7
Relative return (vs. MSCI ACWI Index)	(4.7)	0.9	1.5
U.S. Strategic Core Equity (equity)
Absolute return	39.9	14.1	12.4
Relative return (vs. S&P 500 Index)	(16.4)	(2.7)	(3.9)
Select U.S. Equity Long/Short (alternatives)
Absolute return	31.5	11.8	11.2
Relative return (vs. S&P 500 Index)	(24.8)	(4.9)	(5.1)

(1)Reflects annualized returns.

Index
Consolidated Results of Operations

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
	(in thousands, except per unit amounts)
Net revenues	$1,007,266	$874,156	$133,110	15.2%
Expenses	746,682	695,933	50,749	7.3
Operating income	260,584	178,223	82,361	46.2
Income taxes	16,745	9,474	7,271	76.7
Net income	243,839	168,749	75,090	44.5
Net (loss) of consolidated entities attributable to non-controlling interests	(292)	(25,571)	25,279	(98.9)
Net income attributable to AB Unitholders	$244,131	$194,320	$49,811	25.6

Diluted net income per AB Unit	$0.89	$0.71	$0.18	25.4

Distributions per AB Unit	$0.88	$0.71	$0.17	23.9

Operating margin (1)	25.9%	23.3%

(1)Operating income excluding net income (loss) attributable to non-controlling interests as a percentage of net revenues.

Net income attributable to AB Unitholders for the three months ended March 31, 2021 increased $49.8 million, or 25.6%, from the three months ended March 31, 2020. The increase primarily is due to (in millions):

Higher base advisory fees	$74.1
Higher investment gains	46.2
Higher distribution revenues	16.7
Higher performance-based fees	7.6
Lower amortization of intangible assets	5.0
Lower general and administrative expenses	2.0
Higher employee compensation and benefits expense	(43.8)
Higher net income of consolidated entities attributable to non-controlling interest	(25.3)
Higher promotion and servicing expense	(15.6)
Lower Bernstein Research Services revenue	(10.2)
Higher income tax expense	(7.3)
Other	0.4
$49.8

Units Outstanding

Each quarter, we consider whether to implement a plan to repurchase AB Holding Units pursuant to Rules 10b5-1 and 10b-18 under the Exchange Act. A plan of this type allows a company to repurchase its shares at times when it otherwise might be prevented from doing so because of self-imposed trading blackout periods or because it possesses material non-public information. Each broker we select has the authority under the terms and limitations specified in the plan to repurchase AB Holding Units on our behalf. Repurchases are subject to regulations promulgated by the SEC, as well as certain price, market volume and timing constraints specified in the plan. The plan adopted during the first quarter of 2021 expired at the close of business on April 28, 2021. We may adopt additional plans in the future to engage in open-market purchases of AB Holding Units to help fund anticipated obligations under our incentive compensation award program and for other corporate purposes.

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

	Three Months Ended March 31,
	2021	2020
	(in thousands, except per unit amounts)
Net revenues, US GAAP basis	$1,007,266	$874,156
Adjustments:
Distribution-related adjustments:
Distribution revenues	(147,600)	(130,857)
Investment advisory services fees	(22,553)	(14,814)
Pass-through adjustments:
Investment advisory services fees	(4,196)	(7,062)
Other revenues	(10,531)	(9,607)
Impact of consolidated company-sponsored funds	(311)	24,135
Long-term incentive compensation-related investment gains and dividend and interest	(2,097)	6,993
Write-down of investment	—	859
Adjusted net revenues	$819,978	$743,803

Index

	Three Months Ended March 31,
	2021	2020
	(in thousands, except per unit amounts)
Operating income, US GAAP basis	$260,584	$178,223
Adjustments:
Real estate	(985)	(339)
Long-term incentive compensation-related items	6	566
CEO's EQH award compensation	142	184
Write-down of investment	—	859
Acquisition-related expenses	22	526
Sub-total of non-GAAP adjustments	(815)	1,796
Less: Net (loss) of consolidated entities attributable to non-controlling interests	(292)	(25,571)
Adjusted operating income	260,061	205,590
Adjusted income taxes	16,722	10,362
Adjusted net income	$243,339	$195,228

Diluted net income per AB Unit, GAAP basis	$0.89	$0.71
Impact of non-GAAP adjustments	(0.01)	—
Adjusted diluted net income per AB Unit	$0.88	$0.71

Operating margin, GAAP basis	25.9%	23.3%
Impact of non-GAAP adjustments	5.8	4.3
Adjusted operating margin	31.7%	27.6%

Adjusted operating income for the three months ended March 31, 2021 increased $54.5 million, or 26.5%, from the three months ended March 31, 2020, primarily due to higher investment advisory base fees of $66.5 million, higher performance-based fees of $10.3 million, lower promotion and servicing expenses of $9.9 million, higher net investment gains of $9.1 million and lower amortization of intangible assets of $5.0 million, partially offset by higher employee compensation and benefits expense (excluding the impact of long-term incentive compensation-related items) of $35.5 million, lower Bernstein Research Services revenues of $10.2 million and higher general and administrative expenses of $2.6 million.

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

Index

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

Adjusted Operating Income

Adjusted operating income represents operating income on a US GAAP basis excluding (1) real estate charges (credits), (2) the impact on net revenues and compensation expense of the investment gains and losses (as well as the dividends and interest) associated with employee long-term incentive compensation-related investments, (3) our CEO's EQH award compensation, as discussed below, (4) the write-down of an investment (discussed immediately above), (5) acquisition-related expenses, and (6) the impact of consolidated company-sponsored investment funds.

Real estate charges (credits) incurred have been excluded because they are not considered part of our core operating results when comparing financial results from period to period and to industry peers. Real estate charges (credits) incurred during the fourth quarter of 2019 through the fourth quarter of 2020, while excluded in the period in which the charges (credits) were recorded, are included ratably over the remaining applicable lease term.

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

Net Revenues

The components of net revenues are as follows:

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
	(in thousands)
Investment advisory and services fees:
Institutions:
Base fees	$129,430	$110,363	$19,067	17.3%
Performance-based fees	4,430	2,290	2,140	93.4
	133,860	112,653	21,207	18.8
Retail:
Base fees	330,397	296,371	34,026	11.5
Performance-based fees	2,965	749	2,216	n/m
	333,362	297,120	36,242	12.2
Private Wealth Management:
Base fees	227,864	206,853	21,011	10.2
Performance-based fees	8,380	5,099	3,281	64.3
	236,244	211,952	24,292	11.5
Total:
Base fees	687,691	613,587	74,104	12.1
Performance-based fees	15,775	8,138	7,637	93.8
	703,466	621,725	81,741	13.1

Bernstein Research Services	119,021	129,223	(10,202)	(7.9)
Distribution revenues	147,600	130,857	16,743	12.8
Dividend and interest income	8,684	20,465	(11,781)	(57.6)
Investment gains (losses)	1,928	(44,306)	46,234	n/m
Other revenues	27,711	25,511	2,200	8.6
Total revenues	1,008,410	883,475	124,935	14.1
Less: Interest expense	1,144	9,319	(8,175)	(87.7)
Net revenues	$1,007,266	$874,156	$133,110	15.2

Investment Advisory and Services Fees

Investment advisory and services fees are the largest component of our revenues. These fees generally are calculated as a percentage of the value of AUM as of a specified date, or as a percentage of the value of average AUM for the applicable billing period, and vary with the type of investment service, the size of account and the total amount of assets we manage for a particular client. Accordingly, fee income generally increases or decreases as AUM increase or decrease and is affected by market appreciation or depreciation, the addition of new client accounts or client contributions of additional assets to existing accounts, withdrawals of assets from and termination of client accounts, purchases and redemptions of mutual fund shares, shifts of assets between accounts or products with different fee structures, and acquisitions. Our average basis points realized (investment advisory and services fees divided by average AUM) generally approximate 30 to 110 basis points for actively-managed equity services, 10 to 70 basis points for actively-managed fixed income services and 2 to 20 basis points for

Index
passively-managed services. Average basis points realized for other services could range from 4 basis points for certain Institutional third party managed services to over 100 basis points for certain Retail and Private Wealth Management alternative services. These ranges include all-inclusive fee arrangements (covering investment management, trade execution and other services) for our Private Wealth Management clients.

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

We sometimes charge our clients performance-based fees. In these situations, we charge a base advisory fee and are eligible to earn an additional performance-based fee or incentive allocation that is calculated as either a percentage of absolute investment results or a percentage of investment results in excess of a stated benchmark over a specified period of time. Some performance-based fees include a high-watermark provision, which generally provides that if a client account underperforms relative to its performance target (whether absolute or relative to a specified benchmark), it must gain back such underperformance before we can collect future performance-based fees. Therefore, if we fail to achieve our performance target for a particular period, we will not earn a performance-based fee for that period and, for accounts with a high-watermark provision, our ability to earn future performance-based fees will be impaired. We are eligible to earn performance-based fees on 5.6%, 8.8% and 0.8% of the assets we manage for institutional clients, private wealth clients and retail clients, respectively (in total, 4.2% of our AUM).

For the three months ended March 31, 2021, our investment advisory and services fees increased by $81.7 million, or 13.1%, from the three months ended March 31, 2020, due to a $74.1 million, or 12.1%, increase in base fees and a $7.6 million increase in performance-based fees. The increase in base fees is primarily due to a 14.4% increase in average AUM.

Institutional investment advisory and services fees for the three months ended March 31, 2021 increased by $21.2 million, or 18.8%, from the three months ended March 31, 2020, due to a $19.1 million, or 17.3%, increase in base fees and a $2.1 million increase in performance-based fees. The increase in base fees is primarily due a 13.3% increase in average AUM, as well as a higher portfolio fee rate.

Retail investment advisory and services fees for the three months ended March 31, 2021 increased by $36.2 million, or 12.2%, from the three months ended March 31, 2020, due to a $34.0 million, or 11.5% increase in base fees and a $2.2 million increase in performance-based fees. The increase in base fees is primarily due to a 17.1% increase in average AUM, partially offset by a lower portfolio fee rate.

Private Wealth Management investment advisory and services fees for the three months ended March 31, 2021 increased by $24.3 million, or 11.5%, from the three months ended March 31, 2020, due to a $21.0 million, or 10.2%, increase in base fees and a $3.3 million increase in performance-based fees. The increase in base fees is primarily due to an 11.1% increase in average AUM.

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
Revenues from Bernstein Research Services for the three months ended March 31, 2021 decreased $10.2 million, or 7.9%, from the three months ended March 31, 2020, due to reduced customer trading activity driven by fewer trading days and decreased market volatility, as compared to the COVID-related significant surge in trading volume experienced during the three months ended March 31, 2020.

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

Distribution revenues for the three months ended March 31, 2021 increased $16.7 million, or 12.8%, from the three months ended March 31, 2020, primarily due to the corresponding average AUM of these mutual funds increasing 12.4%.

Dividend and Interest Income and Interest Expense

Dividend and interest income consists primarily of investment income and interest earned on customer margin balances and U.S. Treasury Bills as well as dividend and interest income in our consolidated company-sponsored investment funds. Interest expense principally reflects interest accrued on cash balances in customers’ brokerage accounts.

Dividend and interest income for the three months ended March 31, 2021 decreased $11.8 million, or 57.6%, from the three months ended March 31, 2020, primarily due to lower interest earned on customer margin balances and U.S. Treasury Bills and lower dividend and interest income in our consolidated company-sponsored investment funds. Interest expense for the three months ended March 31, 2021 decreased $8.2 million, or 87.7%, from the three months ended March 31, 2020, due to lower interest paid on cash balances in customers' brokerage accounts.

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

Index
Investment gains (losses) are as follows:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Long-term incentive compensation-related investments:
Realized gains	$2,052	$1,412
Unrealized (losses)	(40)	(8,511)

Investments held by consolidated company-sponsored investment funds:
Realized gains (losses)	1,342	(3,193)
Unrealized (losses)	(6,941)	(52,115)

Seed capital investments:
Realized gains (losses)
Seed capital and other	2,557	(2,653)
Derivatives	(7,847)	31,183
Unrealized gains (losses)
Seed capital and other	567	(11,926)
Derivatives	10,166	(1,600)

Brokerage-related investments:
Realized gains (losses)	122	(453)
Unrealized (losses) gains	(50)	3,550
	$1,928	$(44,306)

Other Revenues

Other revenues consist of fees earned for transfer agency services provided to company-sponsored mutual funds, fees earned for administration and recordkeeping services provided to company-sponsored mutual funds and the general accounts of EQH and its subsidiaries, and other miscellaneous revenues. Other revenues for the three months ended March 31, 2021 increased $2.2 million, or 8.6%, compared to the corresponding period in 2020, primarily due to higher shareholder servicing fees and higher brokerage income.

Index
Expenses

The components of expenses are as follows:

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
	(in thousands)
Employee compensation and benefits	$406,059	$362,272	$43,787	12.1%
Promotion and servicing:
Distribution-related payments	162,254	140,145	22,109	15.8
Amortization of deferred sales commissions	7,899	5,526	2,373	42.9
Trade execution, marketing, T&E and other	46,678	55,610	(8,932)	(16.1)
	216,831	201,281	15,550	7.7
General and administrative	120,223	122,267	(2,044)	(1.7)
Contingent payment arrangements	796	793	3	0.4
Interest on borrowings	1,294	2,834	(1,540)	(54.3)
Amortization of intangible assets	1,479	6,486	(5,007)	(77.2)
Total	$746,682	$695,933	$50,749	7.3

Employee Compensation and Benefits

Employee compensation and benefits consist of base compensation (including salaries and severance), annual short-term incentive compensation awards (cash bonuses), annual long-term incentive compensation awards, commissions, fringe benefits and other employment costs (including recruitment, training, temporary help and meals).

Compensation expense as a percentage of net revenues was 40.3% and 41.4% for the three months ended March 31, 2021 and 2020, respectively. Compensation expense generally is determined on a discretionary basis and is primarily a function of our firm’s current-year financial performance. The amounts of incentive compensation we award are designed to motivate, reward and retain top talent while aligning our executives' interests with the interests of our Unitholders. Senior management, with the approval of the Compensation Committee of the Board of Directors of AllianceBernstein Corporation (“Compensation Committee”), periodically confirms that the appropriate metric to consider in determining the amount of incentive compensation is the ratio of adjusted employee compensation and benefits expense to adjusted net revenues. Adjusted net revenues used in the adjusted compensation ratio are the same as the adjusted net revenues presented as a non-GAAP measure (discussed earlier in this Item 2). Adjusted employee compensation and benefits expense is total employee compensation and benefits expense minus other employment costs such as recruitment, training, temporary help and meals (which were 0.7% and 1.0%, respectively, of adjusted net revenues for the three months ended March 31, 2021), and excludes the impact of mark-to-market vesting expense, as well as dividends and interest expense, associated with employee long-term incentive compensation-related investments and the amortization expense associated with the awards issued by EQH to our firm's CEO relating to his role as a member of the EQH Management Committee. Senior management, with the approval of the Compensation Committee, has established as an objective that adjusted employee compensation and benefits expense generally should not exceed 50% of our adjusted net revenues, except in unexpected or unusual circumstances. Also, our adjusted compensation ratio reflects a balancing of the need to keep compensation levels competitive with industry peers in order to attract, motivate and retain highly-qualified talent with the need to maintain strong operating leverage in our business. The Compensation Committee works with management to help ensure both needs are sufficiently addressed. Our ratio of adjusted compensation expense as a percentage of adjusted net revenues was 48.5% for the three months ended March 31, 2021 and 2020.

For the three months ended March 31, 2021, employee compensation and benefits expense increased $43.8 million, or 12.1%, compared to the three months ended March 31, 2020, primarily due to higher incentive compensation of $39.1 million, higher fringes of $4.2 million and higher base compensation of $1.9 million, partially offset by lower other employment costs of $1.6 million.

Promotion and Servicing

Promotion and servicing expenses include distribution-related payments to financial intermediaries for distribution of AB mutual funds and amortization of deferred sales commissions paid to financial intermediaries for the sale of back-end load

Index
shares of AB mutual funds. Also included in this expense category are costs related to travel and entertainment, advertising and promotional materials.

Promotion and servicing expenses increased $15.6 million, or 7.7%, during the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The increase primarily was due to higher distribution-related payments of $22.1 million and higher amortization of deferred sales commissions of $2.4 million, partially offset by lower travel and entertainment expenses of $6.8 million and lower marketing and communication expenses of $3.0 million. The decrease in travel and entertainment and marketing expense is primarily a result of cost savings associated with the COVID-19 pandemic; we expect these costs to continue to increase in 2021 and further normalize in 2022, as the pandemic recedes.

General and Administrative

General and administrative expenses include portfolio services expenses, technology expenses, professional fees and office-related expenses (occupancy, communications and similar expenses). General and administrative expenses as a percentage of net revenues were 11.9% and 14.0% for the three months ended March 31, 2021 and 2020, respectively. General and administrative expenses decreased $2.0 million, or 1.7%, during the three months ended March 31, 2021 compared to the corresponding period in 2020, primarily due to lower portfolio servicing fees of $2.1 million.

Contingent Payment Arrangements

Contingent payment arrangements reflect changes in estimates of contingent payment liabilities associated with acquisitions in previous periods, as well as accretion expense of these liabilities. There were no changes in our estimates during the first three months of 2021 or 2020.

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

Income tax expense for the three months ended March 31, 2021 increased $7.3 million, or 76.7%, compared to the three months ended March 31, 2020. The increase was primarily due to a higher effective tax rate for the three months ended March 31, 2021 of 6.4% compared to 5.3% for the corresponding period in 2020, driven by an increase in one-time discrete items. There were no material changes to uncertain tax positions (FIN 48 reserves) or valuation allowances against deferred tax assets for the three months ended March 31, 2021.

Net Income (Loss) of Consolidated Entities Attributable to Non-Controlling Interests

Net income (loss) of consolidated entities attributable to non-controlling interests primarily consists of limited partner interests owned by other investors in our consolidated company-sponsored investment funds. For the three months ended March 31, 2021, we had $0.3 million of net losses of consolidated entities attributable to non-controlling interests compared to net losses of $25.6 million for the three months ended March 31, 2020. Fluctuations period-to-period result primarily from the number of consolidated company-sponsored investment funds and their respective market performance.

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

During the first three months of 2021, net cash provided by operating activities was $328.0 million, compared to $285.9 million during the corresponding 2020 period. The change reflects lower net purchases of broker-dealer investments of $71.1 million, a

Index
decrease in other assets of $49.1 million and an increase in broker-dealer related payables (net of receivables and segregated U.S. Treasury bills activity) of $47.1 million, partially offset by net activity of our consolidated funds of $148.3 million.

During the first three months of 2021, net cash used in investing activities was $19.4 million, compared to $14.8 million during the corresponding 2020 period. The change is primarily due to higher purchases of furniture, equipment and leasehold improvements of $12.3 million, partially offset by lower cash paid for acquisitions of $7.7 million.

During the first three months of 2021, net cash used in financing activities was $381.9 million, compared to net cash provided of $113.3 million during the corresponding 2020 period. The change reflects higher net repayments of debt of $424.8 million, a decrease in overdrafts payable of $86.6 million and higher distributions to the General Partner and Unitholders of $35.9 million as a result of higher earnings (distributions on earnings are paid one quarter in arrears), partially offset by lower redemptions of non-controlling interests of consolidated company-sponsored investment funds of $61.6 million.

As of March 31, 2021, AB had $1.0 billion of cash and cash equivalents (excluding cash and cash equivalents of consolidated company-sponsored investment funds), all of which is available for liquidity but consist primarily of cash on deposit for our broker-dealers related to various customer clearing activities, and cash held by foreign subsidiaries of $608.2 million.

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

We have signed a lease which commences in 2024, relating to approximately 166,000 square feet of space in New York City. Our estimated total base rent obligation (excluding taxes, operating expenses and utilities) over the 20-year lease term is approximately $393.0 million.

During 2010, as general partner of AllianceBernstein U.S. Real Estate L.P. (“Real Estate Fund”), we committed to invest $25.0 million in the Real Estate Fund. As of March 31, 2021, we had funded $22.4 million of this commitment. During 2014, as general partner of AllianceBernstein U.S. Real Estate II L.P. (“Real Estate Fund II”), we committed to invest $27.3 million, as amended in 2020, in Real Estate Fund II. As of March 31, 2021, we had funded $20.8 million of this commitment.

See Note 12 for discussion of contingencies.

CRITICAL ACCOUNTING ESTIMATES

The preparation of the condensed consolidated financial statements and notes to condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses.

There have been no updates to our critical accounting estimates from those disclosed in “Management’s Discussion and Analysis of Financial Condition” in our Form 10-K for the year ended December 31, 2020.

ACCOUNTING PRONOUNCEMENTS

See Note 2 to AB’s condensed consolidated financial statements contained in Item 1.

Index
CAUTIONS REGARDING FORWARD-LOOKING STATEMENTS

Certain statements provided by management in this report and in the portion of AB’s Form 10-Q attached hereto as Exhibit 99.1 are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. The most significant of these factors include, but are not limited to, the following: the performance of financial markets, the investment performance of sponsored investment products and separately-managed accounts, general economic conditions, industry trends, future acquisitions, integration of acquired companies, competitive conditions and government regulations, including changes in tax regulations and rates and the manner in which the earnings of publicly-traded partnerships are taxed. We caution readers to carefully consider such factors. Further, these forward-looking statements speak only as of the date on which such statements are made; we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. For further information regarding these forward-looking statements and the factors that could cause actual results to differ, see “Risk Factors” in Part I, Item 1A of our Form 10-K for the year ended December 31, 2020 and Part II, Item 1A in this Form 10-Q. Any or all of the forward-looking statements that we make in our Form 10-K, this Form 10-Q, other documents we file with or furnish to the SEC, and any other public statements we issue, may turn out to be wrong. It is important to remember that other factors besides those listed in “Risk Factors” and those listed below could also adversely impact our revenues, financial condition, results of operations and business prospects.

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

Index
•The Adverse Impact of COVID-19: The severity of any possible adverse impact on our AUM and revenues of any economic downturn caused by the COVID-19 pandemic will depend on the depth and length of the downturn and its impact on the companies in which we invest. Our conclusions about the possible continuing adverse impact on us is based on our assumptions that the recovery will be gradual and that there will be lasting high unemployment and economic damage. We believe that these assumptions are reasonable, but they may not be correct and economic conditions likely will differ from our assumptions.
Item 3.     Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in AB’s market risk from the information provided under “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of AB's Form 10-K for the year ended December 31, 2020.
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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the first quarter of 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index
Part II

OTHER INFORMATION

Item 1.     Legal Proceedings

See Note 12 to the condensed consolidated financial statements contained in Part I, Item 1.

Item 1A.     Risk Factors

There have been no material changes to the risk factors from those appearing in our Annual Report on Form 10-K ("AB 10-K") for the fiscal year ended December 31, 2020.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

AB Units bought by us or one of our affiliates during the first quarter of 2021 are as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of AB Units Purchased	Average Price Paid Per AB Unit, net of Commissions	Total Number of AB Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of AB Units that May Yet Be Purchased Under the Plans or Programs
1/1/21 - 1/31/21	—	$—	—	—
2/1/21 - 2/28/21	—	—	—	—
3/1/21 - 3/31/21(1)	1,400	37.00	—	—
Total	1,400	$37.00	—	—

(1)During March 2021, AB purchased 1,400 AB Units in private transactions.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Mine Safety Disclosures

None.

Item 5.     Other Information

None.

Index
Item 6.     Exhibits

31.1	Certification of Mr. Bernstein furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Mr. Dibadj furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of Mr. Bernstein furnished for the purpose of complying with Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification of Mr. Dibadj furnished for the purpose of complying with Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL (included in Exhibit 101).

Index
SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	April 29, 2021	ALLIANCEBERNSTEIN L.P.

		By:	/s/ Ali Dibadj
Ali Dibadj
Chief Financial Officer and Head of Strategy

		By:	/s/ William R. Siemers
William R. Siemers
Chief Accounting Officer