Form 10-Q
period 2021-06-30
ALLIANCEBERNSTEIN L.P.
filed 2021-07-29
CIK 1109448

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                         to
Commission File No.  000-29961
ALLIANCEBERNSTEIN L.P.
(Exact name of registrant as specified in its charter)

Delaware	13-4064930
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
501 Commerce Street, Nashville, TN  37203
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

The number of units of limited partnership interest outstanding as of June 30, 2021 was 271,994,122.

Index
ALLIANCEBERNSTEIN L.P.

Index
Part I
FINANCIAL INFORMATION
Item 1.    Financial Statements
ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition
(in thousands, except unit amounts)
(unaudited)

	June 30, 2021	December 31, 2020
ASSETS
Cash and cash equivalents	$1,093,097	$1,037,400
Cash and securities segregated, at fair value (cost: $1,072,523 and $1,752,483)	1,073,082	1,753,478
Receivables, net:
Brokers and dealers	107,851	92,638
Brokerage clients	2,011,409	1,713,377
AB funds fees	253,740	325,407
Other fees	156,157	148,746
Investments:
Long-term incentive compensation-related	61,513	60,114
Other	167,133	193,261
Assets of consolidated company-sponsored investment funds:
Cash and cash equivalents	30,456	36,506
Investments	166,940	302,582
Other assets	8,288	12,244
Furniture, equipment and leasehold improvements, net	154,201	147,874
Goodwill	3,091,767	3,082,778
Intangible assets, net	44,981	44,496
Deferred sales commissions, net	68,414	64,066
Right-of-use assets	408,990	418,455
Other assets	338,115	264,418
Total assets	$9,236,134	$9,697,840

LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST AND CAPITAL
Liabilities:
Payables:
Brokers and dealers	$251,725	$216,403
Securities sold not yet purchased	12,709	17,791
Brokerage clients	2,912,175	3,440,266
AB mutual funds	82,826	65,550
Accounts payable and accrued expenses	228,294	197,657
Lease liabilities	485,843	505,549
Liabilities of consolidated company-sponsored investment funds	11,317	30,620
Accrued compensation and benefits	601,222	335,122
Debt	590,000	675,000
Total liabilities	5,176,111	5,483,958

Index

	June 30, 2021	December 31, 2020
Commitments and contingencies (See Note 12)
Redeemable non-controlling interest	17,803	102,359
Capital:
General Partner	41,953	41,776
Limited partners: 271,994,122 and 270,509,658 units issued and outstanding	4,247,060	4,229,485
Receivables from affiliates	(7,799)	(8,316)
AB Holding Units held for long-term incentive compensation plans	(140,204)	(57,219)
Accumulated other comprehensive loss	(98,790)	(94,203)
Partners’ capital attributable to AB Unitholders	4,042,220	4,111,523
Total liabilities, redeemable non-controlling interest and capital	$9,236,134	$9,697,840

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index
ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(in thousands, except per unit amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Investment advisory and services fees	$777,624	$578,203	$1,481,090	$1,199,928
Bernstein research services	105,655	113,609	224,676	242,832
Distribution revenues	155,538	120,099	303,138	250,956
Dividend and interest income	8,658	12,692	17,342	33,157
Investment gains (losses)	4,181	24,189	6,109	(20,117)
Other revenues	25,900	26,092	53,611	51,603
Total revenues	1,077,556	874,884	2,085,966	1,758,359
Less: Interest expense	734	3,435	1,878	12,754
Net revenues	1,076,822	871,449	2,084,088	1,745,605

Expenses:
Employee compensation and benefits	435,707	349,638	841,766	711,910
Promotion and servicing:
Distribution-related payments	167,761	125,678	330,015	265,823
Amortization of deferred sales commissions	8,236	6,622	16,135	12,148
Trade execution, marketing, T&E and other	46,571	44,288	93,249	99,898
General and administrative:
General and administrative	131,324	121,424	251,547	243,691
Real estate charges	—	5,526	—	5,526
Contingent payment arrangements	838	807	1,634	1,600
Interest on borrowings	1,241	1,096	2,535	3,930
Amortization of intangible assets	1,521	6,723	3,000	13,209
Total expenses	793,199	661,802	1,539,881	1,357,735

Operating income	283,623	209,647	544,207	387,870

Income taxes	12,480	11,386	29,225	20,860

Net income	271,143	198,261	514,982	367,010

Net income (loss) of consolidated entities attributable to non-controlling interests	3,573	20,940	3,281	(4,631)

Net income attributable to AB Unitholders	$267,570	$177,321	$511,701	$371,641

Net income per AB Unit:
Basic	$0.97	$0.65	$1.86	$1.36
Diluted	$0.97	$0.65	$1.86	$1.36

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index
ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Net income	$271,143	$198,261	$514,982	$367,010
Other comprehensive income (loss):
Foreign currency translation adjustments, before tax	2,088	6,317	(5,050)	(15,079)
Income tax benefit	26	67	48	140
Foreign currency translation adjustments, net of tax	2,114	6,384	(5,002)	(14,939)
Changes in employee benefit related items:
Amortization of prior service cost	6	6	12	12
Recognized actuarial gain	324	325	405	650
Changes in employee benefit related items	330	331	417	662
Income tax (expense)	(2)	(1)	(2)	(78)
Employee benefit related items, net of tax	328	330	415	584
Other comprehensive income (loss)	2,442	6,714	(4,587)	(14,355)
Less: Comprehensive income (loss) in consolidated entities attributable to non-controlling interests	3,573	20,940	3,281	(4,631)
Comprehensive income attributable to AB Unitholders	$270,012	$184,035	$507,114	$357,286

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index
ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Partners' Capital
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
General Partner’s Capital
Balance, beginning of period	$42,022	$40,571	$41,776	$41,225
Net income	2,676	1,774	5,117	3,717
Cash distributions to General Partner	(2,421)	(3,396)	(5,319)	(5,938)
Long-term incentive compensation plans activity	18	3	11	5
(Retirement) issuance of AB Units, net	(342)	(305)	368	(362)
Balance, end of period	41,953	38,647	41,953	38,647
Limited Partners' Capital
Balance, beginning of period	4,253,904	4,109,946	4,229,485	4,174,201
Net income	264,894	175,547	506,584	367,924
Cash distributions to Unitholders	(239,678)	(189,425)	(526,491)	(440,686)
Long-term incentive compensation plans activity	1,859	293	1,151	628
(Retirement) issuance of AB Units, net	(33,919)	(30,150)	36,331	(35,856)
Balance, end of period	4,247,060	4,066,211	4,247,060	4,066,211
Receivables from Affiliates
Balance, beginning of period	(1,725)	(9,279)	(8,316)	(9,011)
Long-term incentive compensation awards expense	17	209	159	393
Capital contributions (to) from AB Holding	(6,091)	(97)	358	(549)
Balance, end of period	(7,799)	(9,167)	(7,799)	(9,167)
AB Holding Units held for Long-term Incentive Compensation Plans
Balance, beginning of period	(143,807)	(81,314)	(57,219)	(76,310)
Purchases of AB Holding Units to fund long-term compensation plans, net	(39,614)	(29,665)	(75,468)	(47,415)
Retirement (issuance) of AB Units, net	34,515	30,455	(36,498)	36,218
Long-term incentive compensation awards expense	9,505	7,268	27,507	14,675
Re-valuation of AB Holding Units held in rabbi trust	(803)	(473)	1,474	(909)
Other	—	3	—	15
Balance, end of period	(140,204)	(73,726)	(140,204)	(73,726)
Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	(101,232)	(134,073)	(94,203)	(113,004)
Foreign currency translation adjustment, net of tax	2,114	6,384	(5,002)	(14,939)
Changes in employee benefit related items, net of tax	328	330	415	584
Balance, end of period	(98,790)	(127,359)	(98,790)	(127,359)
Total Partners' Capital attributable to AB Unitholders	4,042,220	3,894,606	4,042,220	3,894,606
See Accompanying Notes to Condensed Consolidated Financial Statements.

Index
ALLIANCEBERNSTEIN L.P. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2021	2020

Cash flows from operating activities:
Net income	$514,982	$367,010

Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred sales commissions	16,135	12,148
Non-cash long-term incentive compensation expense	27,666	15,068
Depreciation and other amortization	64,505	72,034
Unrealized losses on investments	4,269	13,637
Unrealized (gains) losses on investments of consolidated company-sponsored investment funds	(936)	11,938
Other, net	10,064	154
Changes in assets and liabilities:
Decrease (increase) in securities, segregated	680,396	(787,322)
(Increase) in receivables	(222,721)	(145,247)
Decrease (increase) in investments	19,963	(42,626)
Decrease in investments of consolidated company-sponsored investment funds	136,578	334,970
(Increase) in deferred sales commissions	(20,483)	(34,435)
(Increase) decrease in right-of-use assets	(33,369)	5,278
(Increase) in other assets	(80,455)	(9,909)
(Decrease) increase in other assets and liabilities of consolidated company-sponsored investment funds, net	(15,347)	7,318
(Decrease) increase in payables	(513,344)	851,419
(Decrease) in lease liabilities	(18,415)	(49,946)
Increase (decrease) in accounts payable and accrued expenses	13,617	(3,895)
Increase in accrued compensation and benefits	265,557	202,893
Net cash provided by operating activities	848,662	820,487

Cash flows from investing activities:
Purchases of furniture, equipment and leasehold improvements	(25,914)	(6,531)
Acquisition of business, net of cash acquired	(3,793)	(13,552)
Net cash used in investing activities	(29,707)	(20,083)

Index

	Six Months Ended June 30,
	2021	2020
Cash flows from financing activities:
(Repayment) borrowings of debt, net	(85,000)	125,000
Increase in overdrafts payable	8,315	16,570
Distributions to General Partner and Unitholders	(531,810)	(446,624)
(Redemptions) of non-controlling interest in consolidated company-sponsored investment funds, net	(87,837)	(269,849)
Capital contributions to affiliates	(408)	(971)
Additional investments by AB Holding with proceeds from exercise of compensatory options to buy AB Holding Units	3,402	147
Purchases of AB Holding Units to fund long-term incentive compensation plan awards, net	(75,468)	(47,415)
Other	721	642
Net cash used in financing activities	(768,085)	(622,500)
Effect of exchange rate changes on cash and cash equivalents	(1,223)	(11,162)

Net increase in cash and cash equivalents	49,647	166,742
Cash and cash equivalents as of beginning of the period	1,073,906	691,171
Cash and cash equivalents as of end of the period	$1,123,553	$857,913

Non-cash investing activities:
Fair value of assets acquired (less cash acquired of $2.8 million and $0.6 million, respectively)	$13,235	$18,389
Fair value of liabilities assumed	$1,642	$437

Non-cash financing activities:
Payables recorded under contingent payment arrangements	$7,800	$4,400

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index
ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2021
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

Index
Organization

As of June 30, 2021, EQH owned approximately 4.0% of the issued and outstanding units representing assignments of beneficial ownership of limited partnership interests in AllianceBernstein Holding L.P. (“AB Holding Units”). AllianceBernstein Corporation (an indirect wholly-owned subsidiary of EQH, “General Partner”) is the general partner of both AllianceBernstein Holding L.P. (“AB Holding”) and AB. AllianceBernstein Corporation owns 100,000 general partnership units in AB Holding and a 1% general partnership interest in AB.

As of June 30, 2021, the ownership structure of AB, including limited partnership units outstanding as well as the general partner's 1% interest, was as follows:

EQH and its subsidiaries	62.9%
AB Holding	36.3
Unaffiliated holders	0.8
100.0%

Including both the general partnership and limited partnership interests in AB Holding and AB, EQH and its subsidiaries had an approximate 64.4% economic interest in AB as of June 30, 2021.

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

Subsequent Events
We have evaluated subsequent events through the date that these financial statements were filed with the Securities and Exchange Commission.

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

3. Revenue Recognition

Revenues for the three and six months ended June 30, 2021 and 2020 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Subject to contracts with customers:
Investment advisory and services fees
Base fees	$723,717	$569,296	$1,411,408	$1,182,883
Performance-based fees	53,907	8,907	69,682	17,045
Bernstein research services	105,655	113,609	224,676	242,832
Distribution revenues
All-in-management fees	86,073	75,828	171,255	162,185
12b-1 fees	20,653	17,830	40,687	37,283
Other	48,812	26,441	91,196	51,488
Other revenues
Shareholder servicing fees	22,383	19,694	44,078	40,537
Other	2,933	5,790	8,616	10,462
	1,064,133	837,395	2,061,598	1,744,715
Not subject to contracts with customers:
Dividend and interest income, net of interest expense	7,924	9,257	15,464	20,403
Investment gains (losses)	4,181	24,189	6,109	(20,117)
Other revenues	584	608	917	604
	12,689	34,054	22,490	890
Total net revenues	$1,076,822	$871,449	$2,084,088	$1,745,605

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

Repurchases of AB Holding Units for the three and six months ended June 30, 2021 and 2020 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions)
Total amount of AB Holding Units Purchased (1)	0.9	1.3	1.9	2.2
Total Cash Paid for AB Holding Units Purchased (1)	$38.3	$27.8	$75.7	$47.6
Open Market Purchases of AB Holding Units Purchased (2)	0.8	1.3	1.4	2.2
Total Cash Paid for Open Market Purchases of AB Holding Units (2)	$34.6	$27.8	$58.8	$45.1
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

Each quarter, we consider whether to implement a plan to repurchase AB Holding Units pursuant to Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended ("Exchange Act"). A plan of this type allows a company to repurchase its shares at times when it otherwise might be prevented from doing so because of self-imposed trading blackout periods or because it possesses material non-public information. Each broker we select has the authority under the terms and limitations specified in the plan to repurchase AB Holding Units on our behalf. Repurchases are subject to regulations promulgated by the SEC as well as certain price, market volume and timing constraints specified in the plan. The plan adopted during the second quarter of 2021 expired at the close of business on July 28, 2021. We may adopt additional plans in the future to engage in open-market purchases of AB Holding Units to help fund anticipated obligations under our incentive compensation award program and for other corporate purposes.

During the first six months of 2021 and 2020, we awarded to employees and Eligible Directors 3.5 million and 0.2 million restricted AB Holding Unit awards, respectively. We used AB Holding Units repurchased during the applicable period and newly-issued AB Holding Units to fund these awards.

During the first six months of 2021 and 2020, AB Holding issued 0.1 million and 5,182 AB Holding Units, respectively, upon exercise of options to buy AB Holding Units. AB Holding used the proceeds of $3.4 million and $0.1 million, respectively, received from award recipients as payment in cash for the exercise price to purchase the equivalent number of newly-issued AB Units.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands, except per unit amounts)
Net income attributable to AB Unitholders	$267,570	$177,321	$511,701	$371,641

Weighted average limited partnership units outstanding – basic	272,344	269,081	272,339	269,789
Dilutive effect of compensatory options to buy AB Holding Units	12	9	20	22
Weighted average limited partnership units outstanding – diluted	272,356	269,090	272,359	269,811
Basic net income per AB Unit	$0.97	$0.65	$1.86	$1.36
Diluted net income per AB Unit	$0.97	$0.65	$1.86	$1.36

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(amounts as shown)
Anti-dilutive options excluded from diluted net income	—	44,877	—	44,877

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

On July 29, 2021, the General Partner declared a distribution of $0.97 per AB Unit, representing a distribution of Available Cash Flow for the three months ended June 30, 2021. The General Partner, as a result of its 1% general partnership interest, is entitled to receive 1% of each distribution. The distribution is payable on August 19, 2021 to holders of record on August 9, 2021.

7.     Cash and Securities Segregated Under Federal Regulations and Other Requirements

As of June 30, 2021 and December 31, 2020, $1.1 billion and $1.8 billion, respectively, of U.S. Treasury Bills were segregated in a special reserve bank custody account for the exclusive benefit of our brokerage customers under Rule 15c3-3 of the Exchange Act.

Index
8.     Investments

Investments consist of:

	June 30, 2021	December 31, 2020
	(in thousands)
Equity securities:
Long-term incentive compensation-related	$30,808	$34,351
Seed capital	102,828	75,766
Other	8,415	55,439
Exchange-traded options	2,165	7,527
Investments in limited partnership hedge funds:
Long-term incentive compensation-related	30,705	25,762
Seed capital	20,100	16,646
Time deposits	18,120	18,602
Other	15,505	19,282
Total investments	$228,646	$253,375

Total investments related to long-term incentive compensation obligations of $61.5 million and $60.1 million as of June 30, 2021 and December 31, 2020, respectively, consist of company-sponsored mutual funds and hedge funds. For long-term incentive compensation awards granted before 2009, we typically made investments in company-sponsored mutual funds and hedge funds that were notionally elected by plan participants and maintained them (and continue to maintain them) in a consolidated rabbi trust or separate custodial account. The rabbi trust and custodial account enable us to hold such investments separate from our other assets for the purpose of settling our obligations to participants. The investments held in the rabbi trust and custodial account remain available to the general creditors of AB.

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

We allocate seed capital to our investment teams to help develop new products and services for our clients. A portion of our seed capital trading investments are equity and fixed income products, primarily in the form of separately-managed account portfolios, U.S. mutual funds, Luxembourg funds, Japanese investment trust management funds or Delaware business trusts. We also may allocate seed capital to investments in private equity funds. Regarding our seed capital investments, the amounts above reflect those funds in which we are not the primary beneficiary of a VIE or hold a controlling financial interest in a VOE. See Note 14, Consolidated Company-Sponsored Investment Funds, for a description of the seed capital investments that we consolidate. As of June 30, 2021 and December 31, 2020, our total seed capital investments were $299.3 million and $310.3 million, respectively. Seed capital investments in unconsolidated company-sponsored investment funds are valued using published net asset values or non-published net asset values if they are not listed on an active exchange but have net asset values that are comparable to funds with published net asset values and have no redemption restrictions.

In addition, we also have long positions in corporate equities and long exchange-traded options traded through our options desk.

Index
The portion of unrealized gains (losses) related to equity securities, as defined by ASC 321-10, held as of June 30, 2021 and 2020 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Net gains (losses) recognized during the period	$7,719	$14,386	$12,606	$(7,600)
Less: net gains recognized during the period on equity securities sold during the period	12,156	7,471	16,721	6,076
Unrealized (losses) gains recognized during the period on equity securities held	$(4,437)	$6,915	$(4,115)	$(13,676)

9.     Derivative Instruments

See Note 14, Consolidated Company-Sponsored Investment Funds, for disclosure of derivative instruments held by our consolidated company-sponsored investment funds.

We enter various futures, forwards, options and swaps to economically hedge certain seed capital investments.  Also, we have currency forwards that help us to economically hedge certain balance sheet exposures. In addition, our options desk trades long and short exchange-traded equity options. We do not hold any derivatives designated in a formal hedge relationship under ASC 815-10, Derivatives and Hedging.

The notional value and fair value as of June 30, 2021 and December 31, 2020 for derivative instruments (excluding derivative instruments relating to our options desk trading activities discussed below) not designated as hedging instruments were as follows:

		Fair Value
	Notional Value	Derivative Assets	Derivative Liabilities
	(in thousands)
June 30, 2021:
Exchange-traded futures	$128,533	$497	$758
Currency forwards	49,260	8,332	7,661
Interest rate swaps	13,483	372	441
Credit default swaps	121,176	7,275	7,180
Total return swaps	47,390	116	762
Option swaps	50,000	—	112
Total derivatives	$409,842	$16,592	$16,914

December 31, 2020:
Exchange-traded futures	$142,886	$118	$1,834
Currency forwards	63,906	8,576	8,451
Interest rate swaps	60,997	2,043	2,955
Credit default swaps	167,649	10,910	13,304
Total return swaps	52,061	94	1,847
Option swaps	2,486	—	2,146
Total derivatives	$489,985	$21,741	$30,537

As of June 30, 2021 and December 31, 2020, the derivative assets and liabilities are included in both receivables and payables to brokers and dealers on our condensed consolidated statements of financial condition.

Index
The gains and losses for derivative instruments (excluding our options desk trading activities discussed below) for the three and six months ended June 30, 2021 and 2020 recognized in investment gains (losses) in the condensed consolidated statements of income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Exchange-traded futures	$(4,882)	$(5,818)	$(3,747)	$(4,812)
Currency forwards	(354)	(212)	827	446
Interest rate swaps	(111)	225	(23)	(387)
Credit default swaps	(1,714)	(4,311)	(2,236)	7,790
Total return swaps	(2,980)	(18,966)	(3,887)	(3,851)
Option swaps	(1,373)	(1,831)	(12)	(533)
Net (losses) on derivative instruments	$(11,414)	$(30,913)	$(9,078)	$(1,347)

We may be exposed to credit-related losses in the event of non-performance by counterparties to derivative financial instruments. We minimize our counterparty exposure through a credit review and approval process. In addition, we have executed various collateral arrangements with counterparties to the over-the-counter derivative transactions that require both pledging and accepting collateral in the form of cash. As of June 30, 2021 and December 31, 2020, we held $2.1 million and $0.4 million, respectively, of cash collateral payable to trade counterparties. This obligation to return cash is reported in payables to brokers and dealers in our condensed consolidated statements of financial condition.

Although notional amount typically is utilized as the measure of volume in the derivatives market, it is not used as a measure of credit risk. Generally, the current credit exposure of our derivative contracts is limited to the net positive estimated fair value of derivative contracts at the reporting date after taking into consideration the existence of netting agreements and any collateral received. A derivative with positive value (a derivative asset) indicates existence of credit risk because the counterparty would owe us if the contract were closed. Alternatively, a derivative contract with negative value (a derivative liability) indicates we would owe money to the counterparty if the contract were closed. Generally, if there is more than one derivative transaction with a single counterparty, a master netting arrangement exists with respect to derivative transactions with that counterparty to provide for aggregate net settlement.

Certain of our standardized contracts for over-the-counter derivative transactions (“ISDA Master Agreements”) contain credit risk related contingent provisions pertaining to each counterparty’s credit rating. In some ISDA Master Agreements, if the counterparty’s credit rating, or in some agreements, our assets under management (“AUM”), falls below a specified threshold, either a default or a termination event permitting us or the counterparty to terminate the ISDA Master Agreement would be triggered. In all agreements that provide for collateralization, various levels of collateralization of net liability positions are applicable, depending on the credit rating of the counterparty. As of June 30, 2021 and December 31, 2020, we delivered $4.4 million and $6.4 million, respectively, of cash collateral into brokerage accounts. We report this cash collateral in cash and cash equivalents in our condensed consolidated statements of financial condition.

As of June 30, 2021 and December 31, 2020, we held $2.2 million and $7.5 million, respectively, of long exchange-traded equity options, which are included in other investments on our condensed consolidated statements of financial condition. In addition, as of June 30, 2021 and December 31, 2020, we held $1.7 million and $12.5 million, respectively, of short exchange-traded equity options, which are included in securities sold not yet purchased on our condensed consolidated statements of financial condition. Our options desk provides our clients with equity derivative strategies and execution for exchange-traded options on single stocks, exchange-traded funds and indices. While predominately agency-based, the options desk may commit capital to facilitate a client’s transaction. Our options desk hedges the risks associated with this activity by taking offsetting positions in equities. For the three and six months ended June 30, 2021, we recognized losses of $1.7 million and gains of $3.1 million, respectively, on equity options activity. For the three and six months ended June 30, 2020, we recognized losses of $18.5 million and $0.1 million, respectively, on equity option activity. These gains and losses are recognized in investment gains (losses) in the condensed consolidated statements of income.

Index
10.     Offsetting Assets and Liabilities

See Note 14, Consolidated Company-Sponsored Investment Funds, for disclosure of offsetting assets and liabilities of our consolidated company-sponsored investment funds.

Offsetting of assets as of June 30, 2021 and December 31, 2020 was as follows:

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments Collateral	Cash Collateral Received	Net Amount
	(in thousands)
June 30, 2021:
Securities borrowed	$26,081	$—	$26,081	$(14,712)	$—	$11,369
Derivatives	$16,592	$—	$16,592	$—	$(2,102)	$14,490
Long exchange-traded options	$2,165	$—	$2,165	$—	$—	$2,165
December 31, 2020:
Securities borrowed	$7,808	$—	$7,808	$(7,344)	$—	$464
Derivatives	$21,741	$—	$21,741	$—	$(380)	$21,361
Long exchange-traded options	$7,527	$—	$7,527	$—	$—	$7,527
Offsetting of liabilities as of June 30, 2021 and December 31, 2020 was as follows:

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments Collateral	Cash Collateral Pledged	Net Amount
	(in thousands)
June 30, 2021:
Derivatives	$16,914	$—	$16,914	$—	$(4,379)	$12,535
Short exchange-traded options	$1,706	$—	$1,706	$—	$—	$1,706
December 31, 2020:
Derivatives	$30,537	$—	$30,537	$—	$(6,374)	$24,163
Short exchange-traded options	$12,486	$—	$12,486	$—	$—	$12,486

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis

Valuation of our financial instruments by pricing observability levels as of June 30, 2021 and December 31, 2020 was as follows (in thousands):

	Level 1	Level 2	Level 3	NAV Expedient(1)	Other	Total
June 30, 2021:
Money markets	$158,844	$—	$—	$—	$—	$158,844
Securities segregated (U.S. Treasury Bills)	—	1,072,928	—	—	—	1,072,928
Derivatives	497	16,095	—	—	—	16,592
Investments:
Equity securities	123,315	18,450	126	160	—	142,051
Long exchange-traded options	2,165	—	—	—	—	2,165
Limited partnership hedge funds(2)	—	—	—	—	50,805	50,805
Time deposits(3)	—	—	—	—	18,120	18,120
Other investments	8,164	—	—	—	7,341	15,505
Total investments	133,644	18,450	126	160	76,266	228,646
Total assets measured at fair value	$292,985	$1,107,473	$126	$160	$76,266	$1,477,010

Securities sold not yet purchased:
Short equities – corporate	$11,003	$—	$—	$—	$—	$11,003
Short exchange-traded options	1,706	—	—	—	—	1,706
Derivatives	758	16,156	—	—	—	16,914
Contingent payment arrangements	—	—	37,184	—	—	37,184
Total liabilities measured at fair value	$13,467	$16,156	$37,184	$—	$—	$66,807

Index

	Level 1	Level 2	Level 3	NAV Expedient(1)	Other	Total
December 31, 2020:
Money markets	$130,675	$—	$—	$—	$—	$130,675
Securities segregated (U.S. Treasury Bills)	—	1,752,906	—	—	—	1,752,906
Derivatives	118	21,623	—	—	—	21,741
Investments:
Equity securities	147,705	17,565	125	161	—	165,556
Long exchange-traded options	7,527	—	—	—	—	7,527
Limited partnership hedge funds(2)	—	—	—	—	42,408	42,408
Time deposits(3)	—	—	—	—	18,602	18,602
Other investments	7,011	—	—	—	12,271	19,282
Total investments	162,243	17,565	125	161	73,281	253,375
Total assets measured at fair value	$293,036	$1,792,094	$125	$161	$73,281	$2,158,697

Securities sold not yet purchased:
Short equities – corporate	$5,305	$—	$—	$—	$—	$5,305
Short exchange-traded options	12,486	—	—	—	—	12,486
Derivatives	1,834	28,703	—	—	—	30,537
Contingent payment arrangements	—	—	27,750	—	—	27,750
Total liabilities measured at fair value	$19,625	$28,703	$27,750	$—	$—	$76,078

(1) Investments measured at fair value using NAV (or its equivalent) as a practical expedient.
(2) Investments in equity method investees that are not measured at fair value in accordance with GAAP.
(3) Investments carried at amortized cost that are not measured at fair value in accordance with GAAP.

Other investments include (i) an investment in a software publishing company that does not have a readily available fair value ($2.2 million and $2.1 million as of June 30, 2021 and December 31, 2020, respectively), (ii) investment in a start-up company that does not have a readily available fair value (this investment was $0.3 million as of both June 30, 2021 and December 31, 2020), (iii) investments in equity method investees that are not measured at fair value in accordance with GAAP ($2.1 million and $6.5 million as of June 30, 2021 and December 31, 2020, respectively), and (iv) broker dealer exchange memberships that are not measured at fair value in accordance with GAAP ($2.8 million and $3.3 million as of June 30, 2021 and December 31, 2020, respectively).
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
During the six months ended June 30, 2021 there were no transfers between Level 2 and Level 3 securities.
The change in carrying value associated with Level 3 financial instruments carried at fair value, classified as equity securities, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Balance as of beginning of period	$124	$118	$125	$119
Purchases	—	—	—	—
Sales	—	—	—	—
Realized gains (losses), net	—	—	—	—
Unrealized gains (losses), net	2	(4)	1	(5)
Balance as of end of period	$126	$114	$126	$114

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
As part of acquisitions made by the Company, we may enter into contingent consideration arrangements as part of the purchase price. The change in carrying value associated with Level 3 financial instruments carried at fair value, classified as contingent payment arrangements, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Balance as of beginning of period	$36,073	$23,704	$27,750	$22,911
Addition	274	4,400	7,800	4,400
Accretion	837	806	1,634	1,599
Payments	—	—	—	—
Balance as of end of period	$37,184	$28,910	$37,184	$28,910

The liabilities were valued using expected revenue growth rates and discount rates. As of June 30, 2021, the expected revenue growth rates range from 2.0% to 83.9%, with a weighted average of 13.0%, calculated using cumulative revenues and range of revenue growth rates (excluding revenue growth from additional AUM contributed in year of acquisition). The discount rates ranged from 1.9% to 10.4%, with a weighted average of 6.6%, calculated using total contingent liabilities and range of discount rates. As of June 30, 2020 the expected revenue growth rates ranged from 0.7% to 50.0%, with a weighted average of 4.9%, calculated using cumulative revenues and a range of revenue growth rates. The discount rates ranged from 1.9% to 10.4%, with a weighted average of 8.0%, calculated using total contingent liabilities and range of discount rates.

Index

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We did not have any material assets or liabilities that were measured at fair value for impairment on a nonrecurring basis during the six months ended June 30, 2021 or during the year ended December 31, 2020.

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
Leases included in the condensed consolidated statement of financial condition as of June 30, 2021 and December 31, 2020 were as follows:

	Classification	June 30, 2021	December 31, 2020
		(in thousands)
Operating Leases
Operating lease right-of-use assets	Right-of-use assets	$404,238	$416,007
Operating lease liabilities	Lease liabilities	481,046	503,174

Finance Leases
Property and equipment, gross	Right-of-use assets	7,329	5,167
Amortization of right-of-use assets	Right-of-use assets	(2,577)	(2,719)
Property and equipment, net		4,752	2,448
Finance lease liabilities	Lease liabilities	4,797	2,375

Index
The components of lease expense included in the condensed consolidated statement of income as of June 30, 2021 and June 30, 2020 were as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
	Classification	2021	2020	2021	2020
		(in thousands)
Operating lease cost	General and administrative	$24,629	$22,411	$49,047	$45,415
Financing lease cost:
Amortization of right-of-use assets	General and administrative	479	426	980	903
Interest on lease liabilities	Interest expense	21	23	43	49
Total finance lease cost		500	449	1,023	952
Variable lease cost (1)	General and administrative	10,344	9,833	19,890	19,310
Sublease income	General and administrative	(9,506)	(9,626)	(19,313)	(19,241)
Net lease cost		$25,967	$23,067	$50,647	$46,436
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
Maturities of lease liabilities were as follows:

	Operating Leases	Financing Leases	Total
Year ending December 31,	(in thousands)
2021 (excluding the six months ended June 30, 2021)	$52,186	$903	$53,089
2022	102,262	1,552	103,814
2023	94,902	1,289	96,191
2024	91,698	722	92,420
2025	26,818	426	27,244
Thereafter	163,857	24	163,881
Total lease payments	531,723	4,916	536,639
Less interest	(50,677)	(119)
Present value of lease liabilities	$481,046	$4,797
We have signed a lease which commences in 2024, relating to approximately 166,000 square feet of space in New York City. Our estimated total base rent obligation (excluding taxes, operating expenses and utilities) over the 20-year lease term is approximately $393.0 million.

Lease term and discount rate:
Weighted average remaining lease term (years):
Operating leases	7.42
Finance leases	3.35
Weighted average discount rate:
Operating leases	3.01%
Finance leases	1.71%

Index
Supplemental cash flow information related to leases was as follows:

	Six Months Ended June 30,
	2021	2020
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$57,353	$58,107
Operating cash flows used for financing leases	43	49
Financing cash flows used for finance leases	862	959
Right-of-use assets obtained in exchange for lease obligations(1):
Operating leases (2)	29,333	(1,223)
Finance leases	3,283	1,695
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
The balances of consolidated VIEs and VOEs included in our condensed consolidated statements of financial condition were as follows:

	June 30, 2021			December 31, 2020
	(in thousands)
	VIEs	VOEs	Total	VIEs	VOEs	Total
Cash and cash equivalents	$30,456	$—	$30,456	$36,370	$136	$36,506
Investments	166,940	—	166,940	242,541	60,041	302,582
Other assets	8,288	—	8,288	4,859	7,385	12,244
Total assets	$205,684	$—	$205,684	$283,770	$67,562	$351,332

Liabilities	$11,317	$—	$11,317	$7,741	$22,879	$30,620
Redeemable non-controlling interest	17,803	—	17,803	82,753	19,606	102,359
Partners' capital attributable to AB Unitholders	176,564	—	176,564	193,276	25,077	218,353
Total liabilities, redeemable non-controlling interest and partners' capital	$205,684	$—	$205,684	$283,770	$67,562	$351,332
During the second quarter of 2021, we deconsolidated two funds in which we had a seed investment of approximately $86.1 million due to no longer having a controlling financial interest.

Index
Fair Value
Cash and cash equivalents include cash on hand, demand deposits, overnight commercial paper and highly liquid investments with original maturities of three months or less. Due to the short-term nature of these instruments, the recorded value has been determined to approximate fair value.

Valuation of consolidated company-sponsored investment funds' financial instruments by pricing observability levels as of June 30, 2021 and December 31, 2020 was as follows (in thousands):

	Level 1	Level 2	Level 3	Total
June 30, 2021:
Investments - VIEs	$53,028	$113,702	$210	$166,940
Derivatives - VIEs	240	1,711	—	1,951
Total assets measured at fair value	$53,268	$115,413	$210	$168,891

Derivatives - VIEs	2,927	1,422	—	4,349
Total liabilities measured at fair value	$2,927	$1,422	$—	$4,349

December 31, 2020:
Investments - VIEs	$73,909	$168,114	$518	$242,541
Investments - VOEs	—	59,940	101	60,041
Derivatives - VIEs	442	2,782	—	3,224
Derivatives - VOEs	—	464	—	464
Total assets measured at fair value	$74,351	$231,300	$619	$306,270

Derivatives - VIEs	$1,649	$5,244	$—	$6,893
Derivatives - VOEs	—	664	—	664
Total liabilities measured at fair value	$1,649	$5,908	$—	$7,557

See Note 11 for a description of the fair value methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.

The change in carrying value associated with Level 3 financial instruments carried at fair value within consolidated company-sponsored investment funds was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Balance as of beginning of period	$717	$534	$619	$854
Deconsolidated funds	(717)	(135)	(717)	(135)
Transfers (out) in	—	340	(10)	571
Purchases	204	13	323	46
Sales	—	(82)	(3)	(444)
Realized gains (losses), net	—	(14)	3	(14)
Unrealized gains (losses), net	6	(138)	(5)	(362)
Accrued discounts	—	(1)	—	1
Balance as of end of period	$210	$517	$210	$517

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

Derivative Instruments
As of June 30, 2021 and December 31, 2020, the VIEs held $2.4 million and $3.7 million (net), respectively, of futures, forwards and swaps within their portfolios. For the three and six months ended June 30, 2021, we recognized $1.8 million and $0.7 million of gains, respectively, on these derivatives. For the three and six months ended June 30, 2020, we recognized $1.0 million of gains and $0.7 million of losses, respectively, on these derivatives. These gains and losses are recognized in investment gains (losses) in the condensed consolidated statements of income.
As of June 30, 2021 and December 31, 2020, the VIEs held $0.4 million and $0.5 million, respectively, of cash collateral payable to trade counterparties. This obligation to return cash is reported in the liabilities of consolidated company-sponsored investment funds in our condensed consolidated statements of financial condition.
As of June 30, 2021 and December 31, 2020, the VIEs delivered $1.0 million and $4.2 million, respectively, of cash collateral into brokerage accounts. The VIEs report this cash collateral in the consolidated company-sponsored investment funds cash and cash equivalents in our condensed consolidated statements of financial condition.
As of June 30, 2021 and December 31, 2020, the VOEs held zero and $0.2 million (net), respectively, of futures, forwards, options and swaps within their portfolios. For the three and six months ended June 30, 2021, we recognized zero and $0.9 million of gains, respectively, on these derivatives. For the three and six months ended June 30, 2020, we recognized $0.8 million and $0.9 million of losses, respectively, on these derivatives. These gains and losses are recognized in investment gains (losses) in the condensed consolidated statements of income.
As of both June 30, 2021 and December 31, 2020, the VOEs held no cash collateral payable to trade counterparties. This obligation to return cash is reported in the liabilities of consolidated company-sponsored investment funds in our condensed consolidated statements of financial condition.
As of June 30, 2021 and December 31, 2020, the VOEs delivered zero and $0.1 million, respectively, of cash collateral in brokerage accounts. The VOEs report this cash collateral in the consolidated company-sponsored investment funds cash and cash equivalents in our condensed consolidated statements of financial condition.
Offsetting Assets and Liabilities
Offsetting of derivative assets of consolidated company-sponsored investment funds as of June 30, 2021 and December 31, 2020 was as follows:

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments Collateral	Cash Collateral Received	Net Amount
	(in thousands)
June 30, 2021:
Derivatives - VIEs	$1,951	$—	$1,951	$—	$(442)	$1,509
December 31, 2020:
Derivatives - VIEs	$3,224	$—	$3,224	$—	$(513)	$2,711
Derivatives - VOEs	$464	$—	$464	$—	$—	$464

Index
Offsetting of derivative liabilities of consolidated company-sponsored investment funds as of June 30, 2021 and December 31, 2020 was as follows:

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments Collateral	Cash Collateral Pledged	Net Amount
	(in thousands)
June 30, 2021:
Derivatives - VIEs	$4,349	$—	$4,349	$—	$(989)	$3,360
December 31, 2020:
Derivatives - VIEs	$6,893	$—	$6,893	$—	$(4,201)	$2,692
Derivatives - VOEs	$664	$—	$664	$—	$(138)	$526

Cash collateral, whether pledged or received on derivative instruments, is not considered material and, accordingly, is not disclosed by counterparty.
Non-Consolidated VIEs
As of June 30, 2021, the net assets of company-sponsored investment products that are non-consolidated VIEs are approximately $73.3 billion, and our maximum risk of loss is our investment of $8.8 million in these VIEs and our advisory fee receivables from these VIEs is $77.6 million.

15.     Units Outstanding

Changes in AB Units outstanding during the six-month period ended June 30, 2021 were as follows:

Outstanding as of December 31, 2020	270,509,658
Options exercised	143,211
Units issued	3,019,529
Units retired(1)	(1,678,276)
Outstanding as of June 30, 2021	271,994,122
(1) During the six-months ended June 30, 2021, we purchased 1,400 AB Units in private transactions and retired them.

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

The Credit Facility contains affirmative, negative and financial covenants, which are customary for facilities of this type, including restrictions on dispositions of assets, restrictions on liens, a minimum interest coverage ratio and a maximum leverage ratio. As of June 30, 2021, we were in compliance with these covenants. The Credit Facility also includes customary events of default (with customary grace periods, as applicable), including provisions under which, upon the occurrence of an event of default, all outstanding loans may be accelerated and/or lender’s commitments may be terminated. Also, under such provisions, upon the occurrence of certain insolvency- or bankruptcy-related events of default, all amounts payable under the Credit Facility would automatically become immediately due and payable, and the lender’s commitments automatically would terminate.

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

As of June 30, 2021 and December 31, 2020, we had no amounts outstanding under the Credit Facility. Furthermore, during the first six months of 2021 and the full year 2020, we did not draw upon the Credit Facility.

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

As of June 30, 2021 and December 31, 2020, AB had $590.0 million and $675.0 million outstanding under the EQH Facility, in each case with an interest rate of approximately 0.2%. Average daily borrowings on the EQH Facility for the first six months of 2021 and the full year 2020 were $551.2 million and $470.8 million, respectively, with weighted average interest rates of approximately 0.2% and 0.5%, respectively.

In addition to the EQH Facility, on September 1, 2020, AB established a new $300.0 million uncommitted, unsecured senior credit facility (“EQH Uncommitted Facility”) with EQH. The EQH Uncommitted Facility matures on September 1, 2024 and is available for AB's general business purposes. Borrowings under the EQH Unsecured Facility generally bear interest at a rate per annum based on prevailing overnight commercial paper rates. The EQH Uncommitted Facility contains affirmative, negative and financial covenants which are substantially similar to those in the EQH Facility. As of June 30, 2021 and December 31, 2020, we had no amounts outstanding under the EQH Uncommitted Facility. Furthermore, during the first six months of 2021 and the full year 2020, we did not draw upon the EQH Uncommitted Facility.

As of June 30, 2021 and December 31, 2020, we had no commercial paper outstanding. The commercial paper is short term in nature, and as such, recorded value is estimated to approximate fair value (and considered a Level 2 security in the fair value hierarchy). Average daily borrowings of commercial paper during the first six months of 2021 and full year 2020 were $110.8 million and $83.2 million, respectively, with weighted average interest rates of approximately 0.2% and 0.4%, respectively.

AB has a $200.0 million committed, unsecured senior revolving credit facility (the "Revolver") with a leading international bank, which matures on November 16, 2021. The Revolver is available for AB's and SCB LLC's business purposes, including the provision of additional liquidity to meet funding requirements primarily related to SCB LLC's operations. Both AB and SCB LLC can draw directly under the Revolver and management expects to draw on the Revolver from time to time. AB has agreed to guarantee the obligations of SCB LLC under the Revolver. The Revolver contains affirmative, negative and financial covenants that are identical to those of the Credit Facility. Borrowings under the Revolver bear interest at a rate per annum, which will be, at our option, a rate equal to an applicable margin, which is subject to adjustment based on the credit ratings of AB, plus one of the following indices: London Interbank Offered Rate; a floating base rate; or the Federal Funds rate. As of both June 30, 2021 and December 31, 2020, we had no amounts outstanding under the Revolver. Average daily borrowings under the Revolver during the first six months of 2021 and full year 2020 were $22.0 million and $16.5 million, respectively, with weighted average interest rates of approximately 1.1% and 1.6%, respectively.

In addition, SCB LLC currently has three uncommitted lines of credit with three financial institutions. Two of these lines of credit permit us to borrow up to an aggregate of approximately $165.0 million, with AB named as an additional borrower,

Index
while the other line has no stated limit. As of June 30, 2021 and December 31, 2020, SCB LLC had no outstanding balance on these lines of credit. We did not draw on these lines of credit during the first six months of 2021. Average daily borrowings during the full year 2020 were $0.9 million with a weighted average interest rate of approximately 1.6%.

17.    Non-controlling Interests

Non-controlling interest in net income for the three and six months ended June 30, 2021 and 2020 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Redeemable non-controlling interests:
Consolidated company-sponsored investment funds	3,573	20,940	$3,281	$(4,631)
Total non-controlling interest in net income	$3,573	$20,940	$3,281	$(4,631)

Redeemable non-controlling interest as of June 30, 2021 and December 31, 2020 consisted of the following:

	June 30, 2021	December 31, 2020
	(in thousands)
Consolidated company-sponsored investment funds	$17,803	$102,359
Total redeemable non-controlling interest	$17,803	$102,359

Index
Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

Impact of COVID-19
General Economic Conditions
During the first quarter of 2020, COVID-19 significantly impacted the global economy. The impact has been profound, has continued through the first six months of 2021 and may persist for months to come. While most businesses have re-opened, vaccinations are underway (particularly in the U.S., the U.K., much of Europe, and Israel) and leading economic indicators have improved significantly, the overall extent and duration of COVID-19's impact on businesses and economic activity generally remains unclear.
Governments around the world have responded to COVID-19 with economic stimulus measures, including a $2 trillion emergency relief bill passed in the U.S. during the first quarter of 2020, an additional $900 billion in aid passed during the fourth quarter of 2020, and the most recent $1.9 trillion COVID-19 relief package passed in the first quarter of 2021. Similar fiscal stimulus was passed by many governments around the world. These measures were intended to steady businesses and consumers until economic activity meaningfully recovered and were largely successful in doing so. The U.S. economy has experienced a strong recovery; however, the continuing strength of the recovery and the possibility of a new downturn resulting from a possible resurgence of COVID-19 remains uncertain.

Various countries around the world, and certain areas in the U.S., have continued to experience surges in the rates of COVID-19 infections, which have resulted from the emergence and spread of virus variants (particularly the "delta variant"), greatly increased social interactions, including at colleges and universities and social venues, after re-opening of economies, and decreased usage of mitigation techniques, such as mask wearing and social distancing, in combination with large portions of the population remaining unvaccinated. These ongoing circumstances surrounding the virus may adversely affect consumer sentiment and the durability of business re-openings, and they also may slow economic recovery and possibly cause additional market volatility and even a new downturn.

AB Impact
At the onset of COVID-19 during the first quarter of 2020, we quickly responded in the various jurisdictions where we operate, including the U.S., the U.K., Tokyo, Hong Kong, Shanghai, Singapore and Taiwan. We implemented business continuity measures, including travel restrictions and a work-from-home requirement for almost all personnel (other than a relatively small number of employees whose physical presence in our offices was considered critical), which generally have remained in place throughout 2020 and the first six months of 2021 to ensure operating continuity for all critical functions. We also instituted a notification process, which persists today, for any employee who tests positive for COVID-19 or has been exposed to someone else who has tested positive. As the COVID-19 crisis has continued to evolve since the lockdown in the first quarter of 2020, certain key functions of the business, such as Risk Management, Business Continuity, Finance and Human Capital, have maintained constant communication and monitored the evolution of the pandemic to keep our employees safe and disseminate information regarding key developments. Additionally, we continue to monitor communications from the World Health Organization and the U.S. Centers for Disease Control and Prevention to ensure we have current information.
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
We are implementing return to office programs for our U.S. and European offices and are in the process of gradually bringing our workforce back into the office, across each of our U.S. and European locations, during the third quarter of 2021. However, we continue to monitor the daily evolution of the pandemic, including the spread of the delta variant, in order to ensure the health and safety of our employees remains our top priority. We will modify our return to office plans, as needed, to ensure the safety of our employees and to ensure that the highest safety and cleanliness protocols are followed. We believe that our business continuity plan and technology platform will continue to support the effectiveness of our employees working remotely to the extent that we continue that arrangement.
The economic impact of COVID-19 and any additional declines in the financial markets could have a significant adverse effect on our AUM and revenues, particularly if economic activity does not continue to recover. Although countries throughout the world continue to grapple with re-opening their economies, there is a significant risk that the opening process may be interrupted or reversed if infection rates increase. Also, although unemployment rates have declined, they are still considered

Index
elevated and any reluctance of consumers to resume spending could do long-term damage to the global economy, which would have an adverse effect on our business. Additionally, as most of our workforce continues working remotely, at least part of the time, we are mindful of increased risk related to cybersecurity, which could significantly disrupt our business functions.
Ultimately, the return to normal business and economic activity will likely require the broad application of effective vaccines. The distribution of multiple safe, effective vaccines was initiated towards the end of the fourth quarter of 2020 and the distribution of such vaccines increased globally through the first six months of 2021. However, vaccination rates in the U.S. plateaued, and in some areas began to decrease, by the end of the second quarter of 2021. If global vaccination rates do not improve further, a significant risk will remain that COVID-19 and/or a variant thereof, could accelerate global health concerns and, in so doing, cause heightened market and economic turmoil in the future.

Executive Overview
Our total assets under management (“AUM”) as of June 30, 2021 were $738.4 billion, up $41.2 billion, or 5.9%, compared to March 31, 2021, and up $138.4 billion, or 23.1%, compared to June 30, 2020. During the second quarter of 2021, AUM increased as a result of market appreciation of $35.0 billion and net inflows of $6.2 billion (Retail net inflows of $5.2 billion, Institutional net inflows of $0.9 billion and Private Wealth Management net inflows of $0.1 billion). Excluding AXA S.A. ("AXA") redemptions of low-fee fixed income mandates of $1.3 billion in the second quarter, the firm generated net inflows of $7.5 billion in the second quarter (see discussion below). During the twelve months ended June 30, 2021, AUM increased as a result of market appreciation of $120.7 billion and net inflows of $17.7 billion (Institutional net inflows of $8.7 billion, Retail net inflows of $7.9 billion and Private Wealth Management net inflows of $1.1 billion). Excluding AXA's redemption of low-fee fixed income mandates of $4.2 billion (see discussion below), the firm generated net inflows of $21.9 billion during the twelve months ended June 30, 2021. These AXA redemptions, which began in the first quarter of 2020, are now essentially complete.

Institutional AUM increased $14.4 billion, or 4.6%, to $329.1 billion during the second quarter of 2021, due to market appreciation of $13.5 billion and net inflows of $0.9 billion. Gross sales increased sequentially from $4.9 billion during the first quarter of 2021 to $17.6 billion during the second quarter of 2021. Redemptions and terminations increased sequentially from $2.8 billion to $13.7 billion. Additionally, AB experienced $8.7 billion in sales and $10.0 billion in redemptions associated with Equitable Holding’s sale to Venerable Holdings of its legacy variable annuity assets, for which AB remained the preferred investment manager. Our ending Institutional channel AUM reflects $1.3 billion in net outflows as a result of this transaction.

Retail AUM increased $21.4 billion, or 7.9%, to $293.7 billion during the second quarter of 2021, due to market appreciation of $16.2 billion and net inflows of $5.2 billion. Gross sales increased sequentially from $23.0 billion during the first quarter of 2021 to $23.8 billion during the second quarter of 2021. Redemptions and terminations decreased sequentially from $17.7 billion to $15.3 billion.

Private Wealth Management AUM increased $5.4 billion, or 4.9%, to $115.6 billion during the second quarter of 2021, due to market appreciation of $5.3 billion and net inflows of $0.1 billion. Gross sales decreased sequentially from $5.4 billion during the first quarter of 2021 to $3.6 billion during the second quarter of 2021. Redemptions and terminations decreased sequentially from $3.7 billion to $3.4 billion.

Bernstein Research Services revenue for the second quarter of 2021 was $105.7 million, down $8.0 million, or 7.0%, compared to the second quarter of 2020 due to reduced customer trading activity driven by decreased market volatility, as compared to the COVID-related significant surge in trading volume experienced during the second quarter of 2020.

Net revenues for the second quarter of 2021 increased $205.4 million, or 23.6%, to $1.1 billion from $871.4 million in the second quarter of 2020. The increase was primarily due to higher investment advisory base fees of $154.4 million, higher performance-based fees of $45.0 million and higher distribution revenues of $35.4 million, partially offset by lower investment gains of $20.0 million and lower Bernstein Research Services revenue of $8.0 million. Operating expenses for the second quarter of 2021 increased $131.4 million, or 19.9%, to $793.2 million from $661.8 million in the second quarter of 2020. The increase was primarily due to higher employee compensation and benefits expenses of $86.1 million, higher promotion and servicing expense of $46.0 million and higher general and administrative expenses of $4.4 million, partially offset by lower amortization of intangible assets of $5.2 million. Our operating income increased $74.0 million, or 35.3%, to $283.6 million from $209.6 million and our operating margin increased to 26.0% in the second quarter of 2021 from 21.7% in the second quarter of 2020.

Index
Market Environment
U.S. equity markets were strong during the second quarter, as the economy continued reopening and more people returned to work. The S&P 500 reached a new all-time high in June, while the Dow Jones Industrial Average and Nasdaq each also finished the quarter in positive territory. However, the combination of increased consumer demand and disrupted supply chains, a result of the ripple effects of the pandemic, have created inflationary pressures in the short-term. In response, the Federal Reserve raised its inflation projections but remains patient on increasing interest rates. In the U.K., economic outlook brightened as GDP forecasts were upgraded and the Bank of England indicated it would slow the pace of quantitative easing. In China, equities struggled during the second quarter as a result of increasing regulations on Chinese technology companies. However, growth for the year remains likely in China. Political tensions between China and the U.S. continue to linger, with nothing substantial arising from a meeting between the administrations earlier in the year. Lastly, continued spread of COVID-19, particularly the delta variant, among those who are unvaccinated remains concerning and could cause significant market disruption in future periods.

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
Relationship with Equitable Holdings and AXA
Prior to an initial public offering ("IPO") by Equitable Holdings, Inc. (“EQH”) in May of 2018, EQH was a wholly-owned subsidiary of AXA. Since the IPO, AXA has fully divested its ownership in EQH.

The impact on AB of AXA's divestment has included a reduction in the support AXA provided to AB in the past with respect to AB's investment management business, resulting in a modest decrease in our revenues and ability to initiate new investment services. Our ending AUM at June 30, 2021, of which 2.8% remains investments by AXA, reflects $13.1 billion in outflows resulting from AXA's redemption of certain low-fee fixed income mandates, including $1.3 billion in redemptions made during the three months ended June 30, 2021. These redemptions, which began in the first quarter of 2020, are now essentially complete. Additional redemptions in future periods are possible and would be at the complete discretion of AXA.

AB and EQH are collaborating to each firm's expected mutual benefit to improve the risk adjusted yield for EQH's General Account by investing more assets at AB, including the utilization of AB's higher-fee, longer-duration alternative offerings.

Relocation Strategy
We previously announced that we would establish our corporate headquarters in, and relocate approximately 1,250 jobs located in the New York metro area to, Nashville, TN. Our Nashville headquarters houses Finance, IT, Operations, Legal, Compliance, Internal Audit, Human Capital, and Sales and Marketing. We have been actively relocating jobs and expect this transition to take several more years. We have begun the process of moving into our new headquarters office building located at 501 Commerce Street in downtown Nashville. We will continue to maintain a principal location in New York City, which houses our Portfolio Management, Sell-Side Research and Trading, and New York-based Private Wealth Management businesses.

We believe relocating our corporate headquarters to Nashville affords us the opportunity to provide an improved quality of life alternative for our employees and enable us to attract and recruit new talented employees to a highly desirable location while improving the long-term cost structure of the firm.

During the transition period, which began in 2018 and is expected to continue through 2024, we currently estimate that we will incur transition costs of approximately $145 million to $155 million. These costs include employee relocation, severance, recruitment, and overlapping compensation and occupancy costs. Over this same period, we expect to realize total expense savings of approximately $205 million to $215 million. However, we did incur some transition costs before we began to realize

Index
expense savings. For the period beginning in 2018 and ending in the fourth quarter of 2020, we incurred $70 million of cumulative transition costs compared to $46 million of cumulative savings. In addition, we incurred $14 million of transition costs for the six months ended June 30, 2021 compared to $19 million of expense savings, resulting in an overall net savings of $5 million for the period. We currently anticipate an EPU increase in 2021 of approximately $0.02 resulting from our relocation strategy, which compares to the $0.01 EPU increase that occurred in 2020. We also expect to achieve EPU accretion in each year thereafter. Beginning in 2025, once the transition period has been completed, we estimate ongoing annual expense savings towards the upper end of the range of $75 million to $80 million, which will result from a combination of occupancy and compensation-related savings. Our estimates for both the transition costs and the corresponding expense savings are based on our current assumptions of employee relocation costs, severance, and overlapping compensation and occupancy costs. In addition, our estimates for both the timing of when we incur transition costs and realize the related expense savings are based on our current relocation implementation plan and the timing for execution of each phase. The actual total charges we eventually record, the related expense savings we realize, and timing of EPU impact may differ from our current estimates as we implement each phase of our headquarters relocation.

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

Assets Under Management

Assets under management by distribution channel are as follows:

	As of June 30,
	2021	2020	$ Change	% Change
	(in billions)

Institutions	$329.1	$276.2	$52.9	19.2%
Retail	293.7	229.5	64.2	28.0
Private Wealth Management	115.6	94.3	21.3	22.6
Total	$738.4	$600.0	$138.4	23.1%

Index
Assets under management by investment service are as follows:

	As of June 30,
	2021	2020	$ Change	% Change
	(in billions)
Equity
Actively Managed	$256.7	$173.1	$83.6	48.3%
Passively Managed(1)	69.5	54.3	15.2	28.1
Total Equity	326.2	227.4	98.8	43.5

Fixed Income
Actively Managed
Taxable	252.3	247.9	4.4	1.7
Tax–exempt	54.0	47.1	6.9	14.8
	306.3	295.0	11.3	3.8

Passively Managed(1)	9.3	9.9	(0.6)	(5.8)
Total Fixed Income	315.6	304.9	10.7	3.5

Alternatives/Multi-Asset Solutions(2)
Actively Managed	92.8	65.9	26.9	40.7
Passively Managed(1)	3.8	1.8	2.0	110.6
Total Alternatives/Multi-Asset Solutions	96.6	67.7	28.9	42.5
Total	$738.4	$600.0	$138.4	23.1%

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

Index
Changes in assets under management for the three-month, six-month and twelve-month periods ended June 30, 2021 are as follows:

	Distribution Channel
	Institutions	Retail	Private Wealth Management	Total
	(in billions)
Balance as of March 31, 2021	$314.7	$272.3	$110.2	$697.2
Long-term flows:
Sales/new accounts	17.6	23.8	3.6	45.0
Redemptions/terminations	(13.7)	(15.3)	(3.4)	(32.4)
Cash flow/unreinvested dividends	(3.0)	(3.3)	(0.1)	(6.4)
Net long-term inflows(1)	0.9	5.2	0.1	6.2
Transfers	—	—	—	—
Market appreciation	13.5	16.2	5.3	35.0
Net change	14.4	21.4	5.4	41.2
Balance as of June 30, 2021	$329.1	$293.7	$115.6	$738.4

Balance as of December 31, 2020	$315.6	$265.3	$105.0	$685.9
Long-term flows:
Sales/new accounts	22.5	46.9	9.0	78.4
Redemptions/terminations	(16.5)	(33.0)	(7.1)	(56.6)
Cash flow/unreinvested dividends	(4.3)	(6.0)	—	(10.3)
Net long-term inflows(1)	1.7	7.9	1.9	11.5
Transfers	(0.2)	0.2	—	—
Market appreciation	12.0	20.3	8.7	41.0
Net change	13.5	28.4	10.6	52.5
Balance as of June 30, 2021	$329.1	$293.7	$115.6	$738.4

Balance as of June 30, 2020	$276.2	$229.5	$94.3	$600.0
Long-term flows:
Sales/new accounts	40.6	82.0	16.3	138.9
Redemptions/terminations	(24.1)	(62.5)	(15.1)	(101.7)
Cash flow/unreinvested dividends	(7.8)	(11.6)	(0.1)	(19.5)
Net long-term inflows(1)	8.7	7.9	1.1	17.7
Transfers	1.1	(0.5)	(0.6)	—
Market appreciation	43.1	56.8	20.8	120.7
Net change	52.9	64.2	21.3	138.4
Balance as of June 30, 2021	$329.1	$293.7	$115.6	$738.4

(1)Institutional net flows include $1.3 billion, $1.3 billion and $4.2 billion of AXA's redemptions of certain low-fee fixed income mandates for the three-month, six-month and twelve-month periods ended June 30, 2021, respectively.

Index

	Investment Service
	Equity Actively Managed	Equity Passively Managed(1)	Fixed Income Actively Managed - Taxable	Fixed Income Actively Managed - Tax- Exempt	Fixed Income Passively Managed(1)	Alternatives/ Multi-Asset Solutions(2)	Total
	(in billions)
Balance as of March 31, 2021	$231.8	$66.3	$252.2	$51.8	$8.3	$86.8	$697.2
Long-term flows:
Sales/new accounts	18.3	0.4	16.3	3.2	0.8	6.0	45.0
Redemptions/terminations	(9.8)	(0.3)	(19.9)	(1.7)	(0.1)	(0.6)	(32.4)
Cash flow/unreinvested dividends	(2.9)	(1.8)	(1.7)	—	0.2	(0.2)	(6.4)
Net long-term inflows (outflows)(3)	5.6	(1.7)	(5.3)	1.5	0.9	5.2	6.2
Market appreciation	19.3	4.9	5.4	0.7	0.1	4.6	35.0
Net change	24.9	3.2	0.1	2.2	1.0	9.8	41.2
Balance as of June 30, 2021	$256.7	$69.5	$252.3	$54.0	$9.3	$96.6	$738.4

Balance as of December 31, 2020	$217.8	$64.5	$263.2	$50.3	$8.5	$81.6	$685.9
Long-term flows:
Sales/new accounts	33.9	0.6	28.7	6.7	0.8	7.7	78.4
Redemptions/terminations	(19.1)	(0.8)	(32.1)	(3.8)	(0.2)	(0.6)	(56.6)
Cash flow/unreinvested dividends	(5.5)	(3.5)	(2.6)	0.2	0.5	0.6	(10.3)
Net long-term inflows (outflows)(3)	9.3	(3.7)	(6.0)	3.1	1.1	7.7	11.5
Market appreciation (depreciation)	29.6	8.7	(4.9)	0.6	(0.3)	7.3	41.0
Net change	38.9	5.0	(10.9)	3.7	0.8	15.0	52.5
Balance as of June 30, 2021	$256.7	$69.5	$252.3	$54.0	$9.3	$96.6	$738.4

Balance as of June 30, 2020	$173.1	$54.3	$247.9	$47.1	$9.9	$67.7	$600.0
Long-term flows:
Sales/new accounts	59.4	1.8	53.3	11.7	0.8	11.9	138.9
Redemptions/terminations	(37.4)	(2.6)	(51.9)	(7.7)	(0.3)	(1.8)	(101.7)
Cash flow/unreinvested dividends	(9.6)	(4.8)	(5.7)	0.4	(1.1)	1.3	(19.5)
Net long-term inflows (outflows)(3)	12.4	(5.6)	(4.3)	4.4	(0.6)	11.4	17.7
Market appreciation	71.2	20.8	8.7	2.5	—	17.5	120.7
Net change	83.6	15.2	4.4	6.9	(0.6)	28.9	138.4
Balance as of June 30, 2021	$256.7	$69.5	$252.3	$54.0	$9.3	$96.6	$738.4

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
(3)    Fixed income – taxable investment service net flows include $1.3 billion, $1.3 billion and $4.2 billion of AXA's redemptions of certain low-fee fixed income mandates for the three-month, six-month and twelve-month periods ended June 30, 2021, respectively.

Index

Net long-term inflows (outflows) for actively managed investment services as compared to passively managed investment services for the three-month, six-month and twelve-month periods ended June 30, 2021 are as follows:

	Periods Ended June 30, 2021
	Three-months	Six-months	Twelve-months
	(in billions)
Actively Managed
Equity	$5.6	$9.3	$12.4
Fixed Income	(3.8)	(2.9)	0.1
Alternatives/Multi-Asset Solutions	4.9	6.8	10.2
	6.7	13.2	22.7
Passively Managed
Equity	(1.7)	(3.7)	(5.6)
Fixed Income	0.9	1.1	(0.6)
Alternatives/Multi-Asset Solutions	0.3	0.9	1.2
	(0.5)	(1.7)	(5.0)
Total net long-term inflows	$6.2	$11.5	$17.7

Average assets under management by distribution channel and investment service are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
	(in billions)				(in billions)
Distribution Channel:
Institutions	$324.9	$271.5	$53.4	19.7%	$319.7	$276.6	$43.1	15.6%
Retail	284.3	215.8	68.5	31.7	276.7	225.8	50.9	22.5
Private Wealth Management	113.4	91.2	22.2	24.4	110.3	94.8	15.5	16.3
Total	$722.6	$578.5	$144.1	24.9%	$706.7	$597.2	$109.5	18.3%
Investment Service:
Equity Actively Managed	$246.6	$160.5	$86.1	53.6%	$235.4	$165.7	$69.7	42.1%
Equity Passively Managed(1)	68.5	51.7	16.8	32.4	66.6	54.5	12.1	22.3
Fixed Income Actively Managed – Taxable	253.2	244.9	8.3	3.4	255.7	252.9	2.8	1.1
Fixed Income Actively Managed – Tax-exempt	52.9	46.1	6.8	14.8	52.1	47.1	5.0	10.7
Fixed Income Passively Managed(1)	8.7	10.2	(1.5)	(14.6)	8.5	9.8	(1.3)	(13.3)
Alternatives/Multi-Asset Solutions(2)	92.7	65.1	27.6	42.4	88.4	67.2	21.2	31.5
Total	$722.6	$578.5	$144.1	24.9%	$706.7	$597.2	$109.5	18.3%

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

Our Institutional channel second quarter average AUM of $324.9 billion increased $53.4 billion, or 19.7%, compared to the second quarter of 2020, primarily due to this AUM increasing $52.9 billion, or 19.2%, to $329.1 billion over the last twelve months. The $52.9 billion increase primarily resulted from market appreciation of $43.1 billion and net inflows of $8.7 billion.

Index
Our Retail channel second quarter average AUM of $284.3 billion increased $68.5 billion, or 31.7%, compared to the second quarter of 2020, primarily due to this AUM increasing $64.2 billion, or 28.0%, to $293.7 billion over the last twelve months. The $64.2 billion increase primarily resulted from market appreciation of $56.8 billion and net inflows of $7.9 billion.
Our Private Wealth Management channel second quarter average AUM of $113.4 billion increased $22.2 billion, or 24.4%, compared to the second quarter of 2020, primarily due to this AUM increasing $21.3 billion, or 22.6%, to $115.6 billion over the last twelve months. The $21.3 billion increase primarily resulted from market appreciation of $20.8 billion and net inflows of $1.1 billion.
Absolute investment composite returns, gross of fees, and relative performance as of June 30, 2021 compared to benchmarks for certain representative Institutional equity and fixed income services are as follows:

	1-Year	3-Year(1)	5-Year(1)

Global High Income - Hedged (fixed income)
Absolute return	17.6%	6.4%	6.8%
Relative return (vs. Bloomberg Barclays Global High Yield Index - Hedged)	4.0	(0.4)	0.1
Global Plus - Hedged (fixed income)
Absolute return	2.5	5.1	3.6
Relative return (vs. Bloomberg Barclays Global Aggregate Index - Hedged)	2.4	0.5	0.6
Intermediate Municipal Bonds (fixed income)
Absolute return	4.7	4.3	2.8
Relative return (vs. Lipper Short/Int. Blended Muni Fund Avg)	1.6	1.0	0.7
U.S. Strategic Core Plus (fixed income)
Absolute return	1.7	5.8	3.8
Relative return (vs. Bloomberg Barclays U.S. Aggregate Index)	2.0	0.4	0.8
Emerging Market Debt (fixed income)
Absolute return	10.0	7.3	5.4
Relative return (vs. JPM EMBI Global/JPM EMBI)	3.2	0.8	1.0
Sustainable Global Thematic (equity)
Absolute return	44.9	22.8	21.4
Relative return (vs. MSCI ACWI Index)	5.7	8.2	6.8
International Strategic Core Equity (equity)
Absolute return	24.5	6.9	9.4
Relative return (vs. MSCI EAFE Index)	(7.8)	(1.4)	(0.9)
U.S. Small & Mid Cap Value (equity)
Absolute return	72.2	10.3	13.5
Relative return (vs. Russell 2500 Value Index)	9.0	(0.3)	1.2
U.S. Strategic Value (equity)
Absolute return	49.2	9.7	10.5
Relative return (vs. Russell 1000 Value Index)	5.5	(2.7)	(1.4)
U.S. Small Cap Growth (equity)
Absolute return	51.4	25.4	28.5
Relative return (vs. Russell 2000 Growth Index)	0.1	9.5	9.7
U.S. Large Cap Growth (equity)
Absolute return	39.6	25.8	24.9
Relative return (vs. Russell 1000 Growth Index)	(2.9)	0.7	1.2

Index

	1-Year	3-Year(1)	5-Year(1)
U.S. Small & Mid Cap Growth (equity)
Absolute return	44.5	22.3	25.0
Relative return (vs. Russell 2500 Growth Index)	(5.1)	2.2	4.3
Concentrated U.S. Growth (equity)
Absolute return	46.4	24.9	23.3
Relative return (vs. S&P 500 Index)	5.6	6.2	5.7
Select U.S. Equity (equity)
Absolute return	44.6	18.8	18.0
Relative return (vs. S&P 500 Index)	3.8	0.1	0.4
Strategic Equities (equity)
Absolute return	42.4	17.1	15.9
Relative return (vs. Russell 3000 Index)	(1.8)	(1.6)	(2.0)
Global Core Equity (equity)
Absolute return	39.7	16.0	16.5
Relative return (vs. MSCI ACWI Index)	0.5	1.4	1.9
U.S. Strategic Core Equity (equity)
Absolute return	31.6	16.0	13.3
Relative return (vs. S&P 500 Index)	(9.2)	(2.6)	(4.4)
Select U.S. Equity Long/Short (alternatives)
Absolute return	27.1	12.7	12.0
Relative return (vs. S&P 500 Index)	(13.7)	(5.9)	(5.7)

(1)Reflects annualized returns.

Index
Consolidated Results of Operations

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
	(in thousands, except per unit amounts)
Net revenues	$1,076,822	$871,449	$205,373	23.6%	$2,084,088	$1,745,605	$338,483	19.4%
Expenses	793,199	661,802	131,397	19.9	1,539,881	1,357,735	182,146	13.4
Operating income	283,623	209,647	73,976	35.3	544,207	387,870	156,337	40.3
Income taxes	12,480	11,386	1,094	9.6	29,225	20,860	8,365	40.1
Net income	271,143	198,261	72,882	36.8	514,982	367,010	147,972	40.3
Net income (loss) of consolidated entities attributable to non-controlling interests	3,573	20,940	(17,367)	(82.9)	3,281	(4,631)	7,912	n/m
Net income attributable to AB Unitholders	$267,570	$177,321	$90,249	50.9	$511,701	$371,641	$140,060	37.7

Diluted net income per AB Unit	$0.97	$0.65	$0.32	49.2	$1.86	$1.36	$0.50	36.8

Distributions per AB Unit	$0.97	$0.68	$0.29	42.6	$1.85	$1.39	$0.46	33.1

Operating margin (1)	26.0%	21.7%			26.0%	22.5%

(1)Operating income excluding net income (loss) attributable to non-controlling interests as a percentage of net revenues.

Net income attributable to AB Unitholders for the three months ended June 30, 2021 increased $90.2 million, or 50.9%, from the three months ended June 30, 2020. The increase primarily is due to (in millions):

Higher base advisory fees	$154.4
Higher performance-based fees	45.0
Higher distribution revenues	35.4
Lower net income of consolidated entities attributable to non-controlling interest	17.4
Lower amortization of intangible assets	5.2
Higher employee compensation and benefits expense	(86.1)
Higher promotion and servicing expense	(46.0)
Lower investment gains	(20.0)
Lower Bernstein Research Services revenue	(8.0)
Higher general and administrative expenses	(4.4)
Higher income tax expense	(1.1)
Other	(1.6)
$90.2

Index
Net income attributable to AB Unitholders for the six months ended June 30, 2021 increased $140.1 million, or 37.7%, from the six months ended June 30, 2020. The increase primarily is due to (in millions):

Higher base advisory fees	$228.5
Higher performance-based fees	52.6
Higher distribution revenues	52.2
Higher investment gains	26.2
Lower amortization of intangible assets	10.2
Higher employee compensation and benefits expense	(129.9)
Higher promotion and servicing expense	(61.5)
Lower Bernstein Research Services revenue	(18.2)
Higher income tax expense	(8.4)
Higher net income of consolidated entities attributable to non-controlling interest	(7.9)
Higher general and administrative expenses	(2.3)
Other	(1.4)
$140.1

Units Outstanding

Each quarter, we consider whether to implement a plan to repurchase AB Holding Units pursuant to Rules 10b5-1 and 10b-18 under the Exchange Act. A plan of this type allows a company to repurchase its shares at times when it otherwise might be prevented from doing so because of self-imposed trading blackout periods or because it possesses material non-public information. Each broker we select has the authority under the terms and limitations specified in the plan to repurchase AB Holding Units on our behalf. Repurchases are subject to regulations promulgated by the SEC, as well as certain price, market volume and timing constraints specified in the plan. The plan adopted during the second quarter of 2021 expired at the close of business on July 28, 2021. We may adopt additional plans in the future to engage in open-market purchases of AB Holding Units to help fund anticipated obligations under our incentive compensation award program and for other corporate purposes.

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

Index

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands, except per unit amounts)
Net revenues, US GAAP basis	$1,076,822	$871,449	$2,084,088	$1,745,605
Adjustments:
Distribution-related adjustments:
Distribution revenues	(155,538)	(120,099)	(303,138)	(250,956)
Investment advisory services fees	(20,459)	(12,202)	(43,012)	(27,015)
Pass-through adjustments:
Investment advisory services fees	(4,403)	(3,331)	(8,598)	(10,393)
Other revenues	(8,229)	(10,195)	(18,760)	(19,802)
Impact of consolidated company-sponsored funds	(4,286)	(21,552)	(4,597)	2,583
Long-term incentive compensation-related investment gains and dividend and interest	(2,272)	(5,345)	(4,370)	1,647
Write-down of investment	—	—	—	859
Adjusted net revenues	$881,635	$698,725	$1,701,613	$1,442,528

Operating income, US GAAP basis	$283,623	$209,647	$544,207	$387,870
Adjustments:
Real estate	(985)	5,188	(1,970)	4,849
Long-term incentive compensation-related items	(91)	104	(85)	670
CEO's EQH award compensation	17	209	159	393
Write-down of investment	—	—	—	859
Acquisition-related expenses	180	805	202	1,331
Sub-total of non-GAAP adjustments	(879)	6,306	(1,694)	8,102
Less: Net income (loss) of consolidated entities attributable to non-controlling interests	3,573	20,940	3,281	(4,631)
Adjusted operating income	279,171	195,013	539,232	400,603
Adjusted income taxes	12,284	10,589	28,957	21,552
Adjusted net income	$266,887	$184,424	$510,275	$379,051

Diluted net income per AB Unit, GAAP basis	$0.97	$0.65	$1.86	$1.36
Impact of non-GAAP adjustments	—	0.03	(0.01)	0.03
Adjusted diluted net income per AB Unit	$0.97	$0.68	$1.85	$1.39

Operating margin, GAAP basis	26.0%	21.7%	26.0%	22.5%
Impact of non-GAAP adjustments	5.7	6.2	5.7	5.3
Adjusted operating margin	31.7%	27.9%	31.7%	27.8%

Adjusted operating income for the three months ended June 30, 2021 increased $84.2 million, or 43.2%, from the three months ended June 30, 2020, primarily due to higher investment advisory base fees of $144.8 million, higher performance-based fees of $45.0 million and lower amortization of intangible assets of $5.2 million, partially offset by higher employee compensation and benefits expense (excluding the impact of long-term incentive compensation-related items) of $89.7 million, higher general and administrative expenses of $9.8 million, lower Bernstein Research Services revenues of $8.0 million and higher promotion and servicing expenses of $4.3 million.

Adjusted operating income for the six months ended June 30, 2021 increased $138.6 million, or 34.6%, from the six months ended June 30, 2020, primarily due to higher investment advisory base fees of $211.3 million, higher performance-based fees of $55.3 million, lower amortization of intangible assets of $10.2 million, higher net investment gains of $7.9 million and lower promotion and servicing expenses of $5.6 million, partially offset by higher employee compensation and benefits expense (excluding the impact of long-term incentive compensation-related items) of $125.2 million, lower Bernstein Research Services revenues of $18.2 million and higher general and administrative expenses of $12.4 million.

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

Index
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

Index

Net Revenues

The components of net revenues are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
	(in thousands)				(in thousands)
Investment advisory and services fees:
Institutions:
Base fees	$136,067	$109,280	$26,787	24.5%	$265,497	$219,643	$45,854	20.9%
Performance-based fees	2,484	699	1,785	n/m	6,914	2,988	3,926	n/m
	138,551	109,979	28,572	26.0	272,411	222,631	49,780	22.4
Retail:
Base fees	348,193	271,844	76,349	28.1	678,590	568,215	110,375	19.4
Performance-based fees	31,511	7,180	24,331	n/m	34,477	7,930	26,547	n/m
	379,704	279,024	100,680	36.1	713,067	576,145	136,922	23.8
Private Wealth Management:
Base fees	239,457	188,172	51,285	27.3	467,321	395,025	72,296	18.3
Performance-based fees	19,912	1,028	18,884	n/m	28,291	6,127	22,164	n/m
	259,369	189,200	70,169	37.1	495,612	401,152	94,460	23.5
Total:
Base fees	723,717	569,296	154,421	27.1	1,411,408	1,182,883	228,525	19.3
Performance-based fees	53,907	8,907	45,000	n/m	69,682	17,045	52,637	n/m
	777,624	578,203	199,421	34.5	1,481,090	1,199,928	281,162	23.4

Bernstein Research Services	105,655	113,609	(7,954)	(7.0)	224,676	242,832	(18,156)	(7.5)
Distribution revenues	155,538	120,099	35,439	29.5	303,138	250,956	52,182	20.8
Dividend and interest income	8,658	12,692	(4,034)	(31.8)	17,342	33,157	(15,815)	(47.7)
Investment gains (losses)	4,181	24,189	(20,008)	(82.7)	6,109	(20,117)	26,226	n/m
Other revenues	25,900	26,092	(192)	(0.7)	53,611	51,603	2,008	3.9
Total revenues	1,077,556	874,884	202,672	23.2	2,085,966	1,758,359	327,607	18.6
Less: Interest expense	734	3,435	(2,701)	(78.6)	1,878	12,754	(10,876)	(85.3)
Net revenues	$1,076,822	$871,449	$205,373	23.6	$2,084,088	$1,745,605	$338,483	19.4

Investment Advisory and Services Fees

Investment advisory and services fees are the largest component of our revenues. These fees generally are calculated as a percentage of the value of AUM as of a specified date, or as a percentage of the value of average AUM for the applicable billing period, and vary with the type of investment service, the size of account and the total amount of assets we manage for a particular client. Accordingly, fee income generally increases or decreases as AUM increase or decrease and is affected by market appreciation or depreciation, the addition of new client accounts or client contributions of additional assets to existing accounts, withdrawals of assets from and termination of client accounts, purchases and redemptions of mutual fund shares, shifts of assets between accounts or products with different fee structures, and acquisitions. Our average basis points realized (investment advisory and services fees divided by average AUM) generally approximate 30 to 105 basis points for actively-

Index
managed equity services, 10 to 70 basis points for actively-managed fixed income services and 2 to 20 basis points for passively-managed services. Average basis points realized for other services could range from 4 basis points for certain Institutional third party managed services to over 100 basis points for certain Retail and Private Wealth Management alternative services. These ranges include all-inclusive fee arrangements (covering investment management, trade execution and other services) for our Private Wealth Management clients.

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

We sometimes charge our clients performance-based fees. In these situations, we charge a base advisory fee and are eligible to earn an additional performance-based fee or incentive allocation that is calculated as either a percentage of absolute investment results or a percentage of investment results in excess of a stated benchmark over a specified period of time. Some performance-based fees include a high-watermark provision, which generally provides that if a client account underperforms relative to its performance target (whether absolute or relative to a specified benchmark), it must gain back such underperformance before we can collect future performance-based fees. Therefore, if we fail to achieve our performance target for a particular period, we will not earn a performance-based fee for that period and, for accounts with a high-watermark provision, our ability to earn future performance-based fees will be impaired. We are eligible to earn performance-based fees on 6.3%, 8.6% and 0.8% of the assets we manage for institutional clients, private wealth clients and retail clients, respectively (in total, 4.5% of our AUM).

For the three months ended June 30, 2021, our investment advisory and services fees increased by $199.4 million, or 34.5%, from the three months ended June 30, 2020, due to a $154.4 million, or 27.1%, increase in base fees and a $45.0 million increase in performance-based fees. The increase in base fees is primarily due to a 24.9% increase in average AUM. For the six months ended June 30, 2021, our investment advisory and services fees increased by $281.2 million, or 23.4%, from the six months ended June 30, 2020, due to a $228.5 million, or 19.3%, increase in base fees and a $52.6 million increase in performance-based fees. The increase in base fees is primarily due to an 18.3% increase in average AUM.

Institutional investment advisory and services fees for the three months ended June 30, 2021 increased by $28.6 million, or 26.0%, from the three months ended June 30, 2020, due to a $26.8 million, or 24.5%, increase in base fees and a $1.8 million increase in performance-based fees. The increase in base fees is primarily due a 19.7% increase in average AUM, as well as a higher portfolio fee rate. Institutional investment advisory and service fees for the six months ended June 30, 2021 increased by $49.8 million, or 22.4%, from the six months ended June 30, 2020, due to a $45.9 million, or 20.9%, increase in base fees and a $3.9 million increase in performance-based fees. The increase in base fees is primarily due to a 15.6% increase in average AUM, as well as a shift in product mix to active equities, which generally have higher fees.

Retail investment advisory and services fees for the three months ended June 30, 2021 increased by $100.7 million, or 36.1%, from the three months ended June 30, 2020, due to a $76.3 million, or 28.1% increase in base fees and a $24.3 million increase in performance-based fees. The increase in base fees is primarily due to a 31.7% increase in average AUM, partially offset by a lower portfolio fee rate. Retail investment advisory and service fees for the six months ended June 30, 2021 increased by $136.9 million, or 23.8%, from the six months ended June 30, 2020, primarily due to an increase in base fees of $110.4 million, or 19.4% and a $26.5 million increase in performance-based fees. The increase in base fees is primarily due to a 22.5% increase in average AUM, partially offset by a lower portfolio fee rate.

Private Wealth Management investment advisory and services fees for the three months ended June 30, 2021 increased by $70.2 million, or 37.1%, from the three months ended June 30, 2020, due to a $51.3 million, or 27.3%, increase in base fees and a $18.9 million increase in performance-based fees. The increase in base fees is primarily due to a 24.4% increase in average AUM, as well as a higher portfolio fee rate. Private Wealth Management investment and advisory services fees for the

Index
six months ended June 30, 2021 increased by $94.5 million, or 23.5%, from the six months ended June 30, 2020, due to an increase in base fees of $72.3 million, or 18.3%, and a $22.2 million increase in performance-based fees. The increase in base fees is primarily due to a 16.3% increase in average AUM, as well as a higher portfolio fee rate.

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
Revenues from Bernstein Research Services for the three months ended June 30, 2021 decreased $8.0 million, or 7.0%, from the three months ended June 30, 2020, due to reduced customer trading activity driven by decreased market volatility, as compared to the significant COVID-related surge in trading volume experienced during the three months ended June 30, 2020. For the six months ended June 30, 2021, Bernstein Research Services revenue decreased $18.2 million, or 7.5%, compared to the six months ended June 30, 2020 due to decreased customer trading activity driven by lower global market volatility as compared to the COVID-related surge in the six months ended June 30, 2020.

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

Distribution revenues for the three months ended June 30, 2021 increased $35.4 million, or 29.5%, from the three months ended June 30, 2020, primarily due to the corresponding average AUM of these mutual funds increasing 22.8%. For the six months ended June 30, 2021, distribution revenues increased $52.2 million, or 20.8%, compared to the six months ended June 30, 2020, primarily due to the corresponding average AUM of these mutual funds increasing 14.3%.

Dividend and Interest Income and Interest Expense

Dividend and interest income consists primarily of investment income and interest earned on customer margin balances and U.S. Treasury Bills as well as dividend and interest income in our consolidated company-sponsored investment funds. Interest expense principally reflects interest accrued on cash balances in customers’ brokerage accounts.

Dividend and interest income for the three months ended June 30, 2021 decreased $4.0 million, or 31.8%, from the three months ended June 30, 2020, primarily due to lower interest on U.S Treasury Bills and lower dividend and interest income in our consolidated company-sponsored investment funds. Interest expense for the three months ended June 30, 2021 decreased $2.7 million, or 78.6%, from the three months ended June 30, 2020, due to lower interest paid on cash balances in customers' brokerage accounts. For the six months ended June 30, 2021, dividend and interest income decreased $15.8 million, or 47.7%, compared to the six months ended June 30, 2020, primarily due to lower interest earned on U.S. Treasury bills and customer margin balances and lower dividend and interest income in our consolidated company-sponsored investment funds. Interest expense for the six months ended June 30, 2021 decreased $10.9 million, or 85.3%, compared to the six months ended June 30, 2020, due to lower interest paid on cash balances in customers' brokerage accounts.

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

Index
Investment gains (losses) are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Long-term incentive compensation-related investments:
Realized gains (losses)	$49	$(5)	$2,100	$1,407
Unrealized gains (losses)	2,153	5,262	2,113	(3,249)

Investments held by consolidated company-sponsored investment funds:
Realized gains (losses)	317	1,792	1,659	(1,402)
Unrealized gains (losses)	7,877	40,177	936	(11,938)

Seed capital investments:
Realized gains (losses)
Seed capital and other	12,126	7,541	14,683	4,889
Derivatives	(10,622)	(32,073)	(18,469)	(890)
Unrealized gains (losses)
Seed capital and other	(6,398)	2,585	(5,830)	(9,340)
Derivatives	(790)	1,155	9,376	(446)

Brokerage-related investments:
Realized (losses) gains	(311)	1,928	(189)	1,475
Unrealized (losses)	(220)	(4,173)	(270)	(623)
	$4,181	$24,189	$6,109	$(20,117)

Other Revenues

Other revenues consist of fees earned for transfer agency services provided to company-sponsored mutual funds, fees earned for administration and recordkeeping services provided to company-sponsored mutual funds and the general accounts of EQH and its subsidiaries, and other miscellaneous revenues. Other revenues for the three months ended June 30, 2021 decreased $0.2 million, or 0.7%, compared to the three months ended June 30, 2020, primarily due to lower brokerage income and mutual fund reimbursements, partially offset by higher shareholder servicing fees. Other revenues for the six months ended June 30, 2021 increased $2.0 million, or 3.9%, compared to the six months ended June 30, 2020, primarily due to higher shareholder servicing fees, partially offset by lower brokerage income.

Index
Expenses

The components of expenses are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
	(in thousands)				(in thousands)
Employee compensation and benefits	$435,707	$349,638	$86,069	24.6%	$841,766	$711,910	$129,856	18.2%
Promotion and servicing:
Distribution-related payments	167,761	125,678	42,083	33.5	330,015	265,823	64,192	24.1
Amortization of deferred sales commissions	8,236	6,622	1,614	24.4	16,135	12,148	3,987	32.8
Trade execution, marketing, T&E and other	46,571	44,288	2,283	5.2	93,249	99,898	(6,649)	(6.7)
	222,568	176,588	45,980	26.0	439,399	377,869	61,530	16.3
General and administrative:
General and administrative	131,324	121,424	9,900	8.2	251,547	243,691	7,856	3.2
Real estate charges	—	5,526	(5,526)	(100.0)	—	5,526	(5,526)	(100.0)
	131,324	126,950	4,374	3.4	251,547	249,217	2,330	0.9
Contingent payment arrangements	838	807	31	3.8	1,634	1,600	34	2.1
Interest on borrowings	1,241	1,096	145	13.2	2,535	3,930	(1,395)	(35.5)
Amortization of intangible assets	1,521	6,723	(5,202)	(77.4)	3,000	13,209	(10,209)	(77.3)
Total	$793,199	$661,802	$131,397	19.9	$1,539,881	$1,357,735	$182,146	13.4

Employee Compensation and Benefits

Employee compensation and benefits consist of base compensation (including salaries and severance), annual short-term incentive compensation awards (cash bonuses), annual long-term incentive compensation awards, commissions, fringe benefits and other employment costs (including recruitment, training, temporary help and meals).

Compensation expense as a percentage of net revenues was 40.5% and 40.1% for the three months ended June 30, 2021 and 2020, respectively. Compensation expense as a percentage of net revenues was 40.4% and 40.8% for the six months ended June 30, 2021 and 2020, respectively. Compensation expense generally is determined on a discretionary basis and is primarily a function of our firm’s current-year financial performance. The amounts of incentive compensation we award are designed to motivate, reward and retain top talent while aligning our executives' interests with the interests of our Unitholders. Senior management, with the approval of the Compensation Committee of the Board of Directors of AllianceBernstein Corporation (“Compensation Committee”), periodically confirms that the appropriate metric to consider in determining the amount of incentive compensation is the ratio of adjusted employee compensation and benefits expense to adjusted net revenues. Adjusted net revenues used in the adjusted compensation ratio are the same as the adjusted net revenues presented as a non-GAAP measure (discussed earlier in this Item 2). Adjusted employee compensation and benefits expense is total employee compensation and benefits expense minus other employment costs such as recruitment, training, temporary help and meals (which was 0.7% of adjusted net revenues for the three and six months ended June 30, 2021), and excludes the impact of mark-to-market vesting expense, as well as dividends and interest expense, associated with employee long-term incentive compensation-related investments and the amortization expense associated with the awards issued by EQH to our firm's CEO relating to his role as a member of the EQH Management Committee. Senior management, with the approval of the Compensation Committee, has established as an objective that adjusted employee compensation and benefits expense generally should not exceed 50% of our adjusted net revenues, except in unexpected or unusual circumstances. Also, our adjusted

Index
compensation ratio reflects a balancing of the need to keep compensation levels competitive with industry peers in order to attract, motivate and retain highly-qualified talent with the need to maintain strong operating leverage in our business. The Compensation Committee works with management to help ensure both needs are sufficiently addressed. Our ratio of adjusted compensation expense as a percentage of adjusted net revenues was 48.5% for the three and six months ended June 30, 2021 and 2020.

For the three months ended June 30, 2021, employee compensation and benefits expense increased $86.1 million, or 24.6%, compared to the three months ended June 30, 2020, primarily due to higher incentive compensation of $59.2 million, higher base compensation of $13.8 million, higher commissions of $6.7 million and higher fringes of $5.5 million. For the six months ended June 30, 2021, employee compensation and benefits expense increased $129.9 million, or 18.2%, compared to the six months ended June 30, 2020, primarily due to higher incentive compensation of $98.4 million, higher base compensation of $15.7 million, higher fringes of $9.7 million and higher commissions of $6.9 million.

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

Promotion and servicing expenses increased $46.0 million, or 26.0%, during the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The increase primarily was due to higher distribution-related payments of $42.0 million, higher transfer fees of $3.1 million, higher marketing and communication expenses of $2.1 million, higher amortization of deferred sales commissions of $1.6 million and higher travel and entertainment expenses of $1.2 million, offset by lower trade execution expenses of $4.1 million. During the three months ended June 30, 2020, we experienced cost savings in travel and entertainment and marketing expense primarily driven by COVID-19. These expense items have since increased as business activity has started to normalize, and we expect business activity, and these expenses, to continue to normalize in the second half of 2021 and future periods, assuming the pandemic continues to recede. Promotion and servicing expenses increased $61.5 million, or 16.3%, during the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The increase primarily was due to higher distribution-related payments of $64.2 million, higher amortization of deferred sales commissions of $4.0 million, higher transfer fees of $3.8 million, partially offset by lower travel and entertainment expenses of $5.6 million and lower trade execution expenses of $4.1 million.

General and Administrative

General and administrative expenses include portfolio services expenses, technology expenses, professional fees and office-related expenses (occupancy, communications and similar expenses). General and administrative expenses as a percentage of net revenues were 12.2% and 14.6% (13.9% excluding real estate charges) for the three months ended June 30, 2021 and 2020, respectively. General and administrative expenses increased $4.4 million, or 3.4%, during the three months ended June 30, 2021 compared to the corresponding period in 2020, primarily due to higher portfolio servicing fees of $4.0 million, higher trading errors of $1.8 million, higher professional fees of $1.4 million and an unfavorable foreign exchange translation impact of $1.4 million, partially offset by lower office expenses of $3.9 million. General and administrative expenses as a percentage of net revenues were 12.1% and 14.3% (14.0% excluding real estate charges) for the six months ended June 30, 2021 and 2020, respectively. General and administrative expenses increased $2.3 million, or 0.9%, during the first six months of 2021 compared to the six months ended June 30, 2020, primarily due to an unfavorable foreign exchange translation impact of $2.2 million, higher portfolio servicing fees of $1.9 million, higher professional fees of $1.6, higher technology fees of $1.2 million and higher trading errors of $1.2 million, partially offset by lower office expenses of $4.8 million.

Contingent Payment Arrangements

Contingent payment arrangements reflect changes in estimates of contingent payment liabilities associated with acquisitions in previous periods, as well as accretion expense of these liabilities. There were no changes in our estimates during the first six months of 2021 or 2020.

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

Income tax expense for the three months ended June 30, 2021 increased $1.1 million, or 9.6%, compared to the three months ended June 30, 2020. Income tax expense for the six months ended June 30, 2021 increased $8.4 million, or 40.1%, compared to the six months ended June 30, 2020. The increase in income tax expense is due to higher pre-tax income in both the three and six months ended June 30, 2021. There were no material changes to uncertain tax positions (FIN 48 reserves) or valuation allowances against deferred tax assets for the three and six months ended June 30, 2021.

Net Income (Loss) of Consolidated Entities Attributable to Non-Controlling Interests

Net income (loss) of consolidated entities attributable to non-controlling interests primarily consists of limited partner interests owned by other investors in our consolidated company-sponsored investment funds. For the six months ended June 30, 2021, we had $3.3 million of net gains of consolidated entities attributable to non-controlling interests compared to net losses of $4.6 million for the six months ended June 30, 2020. Fluctuations period-to-period result primarily from the number of consolidated company-sponsored investment funds and their respective market performance.

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

During the first six months of 2021, net cash provided by operating activities was $848.7 million, compared to $820.5 million during the corresponding 2020 period. The change reflects higher earnings of $147.0 million, an increase in accrued compensation and benefits of $62.7 million and lower net purchases of broker-dealer investments of $62.2 million, partially offset by the net activity of our consolidated funds of $222.9M.

During the first six months of 2021, net cash used in investing activities was $29.7 million, compared to $20.1 million during the corresponding 2020 period. The change is primarily due to higher purchases of furniture, equipment and leasehold improvements of $19.4 million, offset by lower cash paid for acquisitions of $9.8 million.

During the first six months of 2021, net cash used in financing activities was $768.1 million, compared to $622.5 million during the corresponding 2020 period. The change reflects higher net repayments of debt of $210.0 million, higher distributions to the General Partner and Unitholders of $85.2 million as a result of higher earnings (distributions on earnings are paid one quarter in arrears), and an increase in the net purchases of AB Holding Units to fund long-term incentive compensation plans of $28.1 million, partially offset by lower redemptions of non-controlling interests of consolidated company-sponsored investment funds of $182.0 million.

As of June 30, 2021, AB had $1.1 billion of cash and cash equivalents (excluding cash and cash equivalents of consolidated company-sponsored investment funds), all of which is available for liquidity but consist primarily of cash on deposit for our broker-dealers related to various customer clearing activities, and cash held by foreign subsidiaries of $699.8 million.

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

During 2010, as general partner of AllianceBernstein U.S. Real Estate L.P. (“Real Estate Fund”), we committed to invest $25.0 million in the Real Estate Fund. As of June 30, 2021, we had funded $22.4 million of this commitment. During 2014, as general partner of AllianceBernstein U.S. Real Estate II L.P. (“Real Estate Fund II”), we committed to invest $27.3 million, as amended in 2020, in Real Estate Fund II. As of June 30, 2021, we had funded $20.8 million of this commitment.

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

Index
•The Adverse Impact of COVID-19: The severity of any possible adverse impact on our AUM and revenues of any new economic downturn caused by a resurgence of the COVID-19 pandemic will depend on the depth and length of any such downturn and its impact on the companies in which we invest. Our conclusions about the possible adverse impact on us is based on our assumptions that the recovery from any such new economic downturn will be gradual and that there could again be significant, lasting high unemployment and economic damage. We believe that these assumptions are reasonable, but they may not be correct and economic conditions likely will differ from our assumptions.
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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the second quarter of 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

These were no AB Units bought or sold by AB in the period covered by this report that were not registered under the Securities Act.

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

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL (included in Exhibit 101).

Index
SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	July 29, 2021	ALLIANCEBERNSTEIN L.P.

		By:	/s/ Ali Dibadj
Ali Dibadj
Chief Financial Officer & Head of Strategy

		By:	/s/ William R. Siemers
William R. Siemers
Chief Accounting Officer