Form 10-Q
period 2021-09-30
ALLIANCEBERNSTEIN L.P.
filed 2021-10-28
CIK 1109448

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
(615) 622-0000
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

The number of units of limited partnership interest outstanding as of September 30, 2021 was 270,935,464.

Index
ALLIANCEBERNSTEIN L.P.

Index
Part I
FINANCIAL INFORMATION
Item 1.    Financial Statements
ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition
(in thousands, except unit amounts)
(unaudited)

	September 30, 2021	December 31, 2020
ASSETS
Cash and cash equivalents	$1,209,867	$1,037,400
Cash and securities segregated, at fair value (cost: $907,630 and $1,752,483)	908,539	1,753,478
Receivables, net:
Brokers and dealers	210,871	92,638
Brokerage clients	2,042,720	1,713,377
AB funds fees	274,841	325,407
Other fees	168,562	148,746
Investments:
Long-term incentive compensation-related	62,197	60,114
Other	160,921	193,261
Assets of consolidated company-sponsored investment funds:
Cash and cash equivalents	32,904	36,506
Investments	276,199	302,582
Other assets	12,797	12,244
Furniture, equipment and leasehold improvements, net	170,256	147,874
Goodwill	3,091,767	3,082,778
Intangible assets, net	43,627	44,496
Deferred sales commissions, net	76,005	64,066
Right-of-use assets	433,946	418,455
Other assets	441,095	264,418
Total assets	$9,617,114	$9,697,840

LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST AND CAPITAL
Liabilities:
Payables:
Brokers and dealers	$259,667	$216,403
Securities sold not yet purchased	2,582	17,791
Brokerage clients	3,177,172	3,440,266
AB mutual funds	77,497	65,550
Accounts payable and accrued expenses	265,957	197,657
Lease liabilities	506,563	505,549
Liabilities of consolidated company-sponsored investment funds	32,594	30,620
Accrued compensation and benefits	795,878	335,122
Debt	390,000	675,000
Total liabilities	5,507,910	5,483,958

Index

	September 30, 2021	December 31, 2020
Commitments and contingencies (See Note 12)

Redeemable non-controlling interest	117,804	102,359

Capital:
General Partner	41,447	41,776
Limited partners: 270,935,464 and 270,509,658 units issued and outstanding	4,197,125	4,229,485
Receivables from affiliates	(8,453)	(8,316)
AB Holding Units held for long-term incentive compensation plans	(130,908)	(57,219)
Accumulated other comprehensive loss	(107,811)	(94,203)
Partners’ capital attributable to AB Unitholders	3,991,400	4,111,523
Total liabilities, redeemable non-controlling interest and capital	$9,617,114	$9,697,840

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index
ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(in thousands, except per unit amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Investment advisory and services fees	$776,797	$630,539	$2,257,887	$1,830,467
Bernstein research services	113,340	98,514	338,016	341,346
Distribution revenues	170,612	135,693	473,750	386,649
Dividend and interest income	8,794	9,070	26,136	42,227
Investment (losses) gains	(2,724)	1,106	3,385	(19,011)
Other revenues	26,973	26,583	80,584	78,186
Total revenues	1,093,792	901,505	3,179,758	2,659,864
Less: Interest expense	960	1,467	2,838	14,221
Net revenues	1,092,832	900,038	3,176,920	2,645,643

Expenses:
Employee compensation and benefits	433,928	357,821	1,275,694	1,069,731
Promotion and servicing:
Distribution-related payments	187,411	148,380	517,426	414,203
Amortization of deferred sales commissions	8,731	7,434	24,866	19,582
Trade execution, marketing, T&E and other	47,428	41,220	140,677	141,118
General and administrative:
General and administrative	132,064	119,318	383,611	363,009
Real estate charges	—	—	—	5,526
Contingent payment arrangements	838	813	2,472	2,413
Interest on borrowings	1,280	1,073	3,815	5,003
Amortization of intangible assets	1,502	6,833	4,502	20,042
Total expenses	813,182	682,892	2,353,063	2,040,627

Operating income	279,650	217,146	823,857	605,016

Income taxes	16,029	9,089	45,254	29,949

Net income	263,621	208,057	778,603	575,067

Net (loss) income of consolidated entities attributable to non-controlling interests	(1,074)	81	2,207	(4,550)

Net income attributable to AB Unitholders	$264,695	$207,976	$776,396	$579,617

Net income per AB Unit:
Basic	$0.96	$0.77	$2.82	$2.13
Diluted	$0.96	$0.77	$2.82	$2.13

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index
ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Net income	$263,621	$208,057	$778,603	$575,067
Other comprehensive (loss) income:
Foreign currency translation adjustments, before tax	(9,573)	16,440	(14,623)	1,361
Income tax benefit (expense)	224	(98)	272	42
Foreign currency translation adjustments, net of tax	(9,349)	16,342	(14,351)	1,403
Changes in employee benefit related items:
Amortization of prior service cost	6	6	18	18
Recognized actuarial gain	324	325	729	975
Changes in employee benefit related items	330	331	747	993
Income tax (expense)	(2)	(2)	(4)	(80)
Employee benefit related items, net of tax	328	329	743	913
Other comprehensive (loss) income	(9,021)	16,671	(13,608)	2,316
Less: Comprehensive (loss) income in consolidated entities attributable to non-controlling interests	(1,074)	81	2,207	(4,550)
Comprehensive income attributable to AB Unitholders	$255,674	$224,647	$762,788	$581,933

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index
ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Partners' Capital
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
General Partner’s Capital
Balance, beginning of period	$41,953	$38,647	$41,776	$41,225
Net income	2,647	2,079	7,764	5,796
Cash distributions to General Partner	(2,662)	(378)	(7,981)	(6,316)
Long-term incentive compensation plans activity	41	15	52	20
(Retirement) of AB Units, net	(532)	(84)	(164)	(446)
Balance, end of period	41,447	40,279	41,447	40,279
Limited Partners' Capital
Balance, beginning of period	4,247,060	4,066,211	4,229,485	4,174,201
Net income	262,048	205,897	768,632	573,821
Cash distributions to Unitholders	(263,339)	(183,880)	(789,830)	(624,566)
Long-term incentive compensation plans activity	4,038	1,335	5,189	1,963
(Retirement) of AB Units, net	(52,682)	(8,298)	(16,351)	(44,154)
Balance, end of period	4,197,125	4,081,265	4,197,125	4,081,265
Receivables from Affiliates
Balance, beginning of period	(7,799)	(9,167)	(8,316)	(9,011)
Long-term incentive compensation awards expense	541	205	700	598
Capital contributions (to) from AB Holding	(1,195)	256	(837)	(293)
Balance, end of period	(8,453)	(8,706)	(8,453)	(8,706)
AB Holding Units held for Long-term Incentive Compensation Plans
Balance, beginning of period	(140,204)	(73,726)	(57,219)	(76,310)
Purchases of AB Holding Units to fund long-term compensation plans, net	(45,993)	(6,043)	(121,461)	(53,458)
Retirement of AB Units, net	53,163	8,629	16,665	44,847
Long-term incentive compensation awards expense	6,518	8,321	34,025	22,996
Re-valuation of AB Holding Units held in rabbi trust	(4,392)	(1,500)	(2,918)	(2,409)
Other	—	—	—	15
Balance, end of period	(130,908)	(64,319)	(130,908)	(64,319)
Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	(98,790)	(127,359)	(94,203)	(113,004)
Foreign currency translation adjustment, net of tax	(9,349)	16,342	(14,351)	1,403
Changes in employee benefit related items, net of tax	328	329	743	913
Balance, end of period	(107,811)	(110,688)	(107,811)	(110,688)
Total Partners' Capital attributable to AB Unitholders	3,991,400	3,937,831	3,991,400	3,937,831
See Accompanying Notes to Condensed Consolidated Financial Statements.

Index
ALLIANCEBERNSTEIN L.P. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2021	2020

Cash flows from operating activities:
Net income	$778,603	$575,067

Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred sales commissions	24,866	19,582
Non-cash long-term incentive compensation expense	34,725	23,594
Depreciation and other amortization	97,239	107,910
Unrealized losses on investments	5,203	20,593
Unrealized losses on investments of consolidated company-sponsored investment funds	3,878	8,254
Other, net	13,799	(1,072)
Changes in assets and liabilities:
Decrease (increase) in securities, segregated	844,939	(774,447)
(Increase) in receivables	(423,059)	(1,555)
Decrease (increase) in investments	24,052	(8,037)
Decrease in investments of consolidated company-sponsored investment funds	22,505	344,574
(Increase) in deferred sales commissions	(36,805)	(46,681)
(Increase) decrease in right-of-use assets	(80,667)	1,845
(Increase) decrease in other assets	(182,775)	40,130
Increase in other assets and liabilities of consolidated company-sponsored investment funds, net	1,421	4,958
(Decrease) increase in payables	(226,164)	982,957
Increase (Decrease) in lease liabilities	4,103	(71,431)
Increase (decrease) in accounts payable and accrued expenses	35,107	(5,988)
Increase in accrued compensation and benefits	462,274	361,251
Net cash provided by operating activities	1,403,244	1,581,504

Cash flows from investing activities:
Purchases of furniture, equipment and leasehold improvements	(52,074)	(12,357)
Acquisition of business, net of cash acquired	(3,793)	(13,552)
Net cash used in investing activities	(55,867)	(25,909)

Index

	Nine Months Ended September 30,
	2021	2020
Cash flows from financing activities:
(Repayment) of debt, net	(285,000)	(260,000)
Increase in overdrafts payable	24,923	2,640
Distributions to General Partner and Unitholders	(797,811)	(630,882)
Subscriptions (redemptions) of non-controlling interest in consolidated company-sponsored investment funds, net	13,239	(264,021)
Capital contributions to affiliates	(1,914)	(865)
Additional investments by AB Holding with proceeds from exercise of compensatory options to buy AB Holding Units	3,402	147
Purchases of AB Holding Units to fund long-term incentive compensation plan awards, net	(121,461)	(53,458)
Other	1,148	1,276
Net cash used in financing activities	(1,163,474)	(1,205,163)
Effect of exchange rate changes on cash and cash equivalents	(15,038)	1,415

Net increase in cash and cash equivalents	168,865	351,847
Cash and cash equivalents as of beginning of the period	1,073,906	691,171
Cash and cash equivalents as of end of the period	$1,242,771	$1,043,018

Non-cash investing activities:
Fair value of assets acquired (less cash acquired of $2.8 million and $0.6 million, respectively)	$13,235	$18,389
Fair value of liabilities assumed	$1,642	$437

Non-cash financing activities:
Payables recorded under contingent payment arrangements	$7,800	$4,400

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index
ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2021
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

Index
Organization

As of September 30, 2021, EQH owned approximately 4.1% of the issued and outstanding units representing assignments of beneficial ownership of limited partnership interests in AllianceBernstein Holding L.P. (“AB Holding Units”). AllianceBernstein Corporation (an indirect wholly-owned subsidiary of EQH, “General Partner”) is the general partner of both AllianceBernstein Holding L.P. (“AB Holding”) and AB. AllianceBernstein Corporation owns 100,000 general partnership units in AB Holding and a 1% general partnership interest in AB.

As of September 30, 2021, the ownership structure of AB, including limited partnership units outstanding as well as the general partner's 1% interest, was as follows:

EQH and its subsidiaries	63.2%
AB Holding	36.1
Unaffiliated holders	0.7
100.0%

Including both the general partnership and limited partnership interests in AB Holding and AB, EQH and its subsidiaries had an approximate 64.7% economic interest in AB as of September 30, 2021.

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

Subsequent Events
We have evaluated subsequent events through the date that these financial statements were filed with the Securities and Exchange Commission. See Note 18 Subsequent Events for further discussion.

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

3. Revenue Recognition

Revenues for the three and nine months ended September 30, 2021 and 2020 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Subject to contracts with customers:
Investment advisory and services fees
Base fees	$758,524	$623,593	$2,169,932	$1,806,476
Performance-based fees	18,273	6,946	87,955	23,991
Bernstein research services	113,340	98,514	338,016	341,346
Distribution revenues
All-in-management fees	89,737	83,466	260,992	245,651
12b-1 fees	21,681	19,068	62,368	56,351
Other	59,194	33,159	150,390	84,647
Other revenues
Shareholder servicing fees	23,495	20,753	67,573	61,290
Other	3,526	5,477	12,142	15,939
	1,087,770	890,976	3,149,368	2,635,691
Not subject to contracts with customers:
Dividend and interest income, net of interest expense	7,834	7,603	23,298	28,006
Investment (losses) gains	(2,724)	1,106	3,385	(19,011)
Other revenues	(48)	353	869	957
	5,062	9,062	27,552	9,952
Total net revenues	$1,092,832	$900,038	$3,176,920	$2,645,643

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

Repurchases of AB Holding Units for the three and nine months ended September 30, 2021 and 2020 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions)
Total amount of AB Holding Units Purchased (1)	1.0	0.3	2.9	2.5
Total Cash Paid for AB Holding Units Purchased (1)	$50.0	$6.8	$125.7	$54.4
Open Market Purchases of AB Holding Units Purchased (2)	0.9	0.2	2.3	2.4
Total Cash Paid for Open Market Purchases of AB Holding Units (2)	$44.9	$6.7	$103.7	$51.8
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

Each quarter, we consider whether to implement a plan to repurchase AB Holding Units pursuant to Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended ("Exchange Act"). A plan of this type allows a company to repurchase its shares at times when it otherwise might be prevented from doing so because of self-imposed trading blackout periods or because it possesses material non-public information. Each broker we select has the authority under the terms and limitations specified in the plan to repurchase AB Holding Units on our behalf. Repurchases are subject to regulations promulgated by the SEC as well as certain price, market volume and timing constraints specified in the plan. The plan adopted during the third quarter of 2021 expired at the close of business on October 27, 2021. We may adopt additional plans in the future to engage in open-market purchases of AB Holding Units to help fund anticipated obligations under our incentive compensation award program and for other corporate purposes.

During the first nine months of 2021 and 2020, we awarded to employees and Eligible Directors 3.6 million and 0.5 million restricted AB Holding Unit awards, respectively. We used AB Holding Units repurchased during the applicable period and newly-issued AB Holding Units to fund these awards.

During the first nine months of 2021 and 2020, AB Holding issued 0.1 million and 5,182 AB Holding Units, respectively, upon exercise of options to buy AB Holding Units. AB Holding used the proceeds of $3.4 million and $0.1 million, respectively, received from award recipients as payment in cash for the exercise price to purchase the equivalent number of newly-issued AB Units.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands, except per unit amounts)
Net income attributable to AB Unitholders	$264,695	$207,976	$776,396	$579,617

Weighted average limited partnership units outstanding – basic	271,594	268,538	272,088	269,369
Dilutive effect of compensatory options to buy AB Holding Units	3	27	14	23
Weighted average limited partnership units outstanding – diluted	271,597	268,565	272,102	269,392
Basic net income per AB Unit	$0.96	$0.77	$2.82	$2.13
Diluted net income per AB Unit	$0.96	$0.77	$2.82	$2.13

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(amounts as shown)
Anti-dilutive options excluded from diluted net income	—	29,056	—	29,056

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

On October 28, 2021, the General Partner declared a distribution of $0.96 per AB Unit, representing a distribution of Available Cash Flow for the three months ended September 30, 2021. The General Partner, as a result of its 1% general partnership interest, is entitled to receive 1% of each distribution. The distribution is payable on November 24, 2021 to holders of record on November 8, 2021.

7.     Cash and Securities Segregated Under Federal Regulations and Other Requirements

As of September 30, 2021 and December 31, 2020, $0.9 billion and $1.8 billion, respectively, of U.S. Treasury Bills were segregated in a special reserve bank custody account for the exclusive benefit of our brokerage customers under Rule 15c3-3 of the Exchange Act.

Index
8.     Investments

Investments consist of:

	September 30, 2021	December 31, 2020
	(in thousands)
Equity securities:
Long-term incentive compensation-related	$30,810	$34,351
Seed capital	98,189	75,766
Other	5,163	55,439
Exchange-traded options	1,569	7,527
Investments in limited partnership hedge funds:
Long-term incentive compensation-related	31,387	25,762
Seed capital	21,536	16,646
Time deposits	19,054	18,602
Other	15,410	19,282
Total investments	$223,118	$253,375

Total investments related to long-term incentive compensation obligations of $62.2 million and $60.1 million as of September 30, 2021 and December 31, 2020, respectively, consist of company-sponsored mutual funds and hedge funds. For long-term incentive compensation awards granted before 2009, we typically made investments in company-sponsored mutual funds and hedge funds that were notionally elected by plan participants and maintained them (and continue to maintain them) in a consolidated rabbi trust or separate custodial account. The rabbi trust and custodial account enable us to hold such investments separate from our other assets for the purpose of settling our obligations to participants. The investments held in the rabbi trust and custodial account remain available to the general creditors of AB.

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

We allocate seed capital to our investment teams to help develop new products and services for our clients. A portion of our seed capital trading investments are equity and fixed income products, primarily in the form of separately-managed account portfolios, U.S. mutual funds, Luxembourg funds, Japanese investment trust management funds or Delaware business trusts. We also may allocate seed capital to investments in private equity funds. Regarding our seed capital investments, the amounts above reflect those funds in which we are not the primary beneficiary of a VIE or hold a controlling financial interest in a VOE. See Note 14, Consolidated Company-Sponsored Investment Funds, for a description of the seed capital investments that we consolidate. As of September 30, 2021 and December 31, 2020, our total seed capital investments were $291.0 million and $310.3 million, respectively. Seed capital investments in unconsolidated company-sponsored investment funds are valued using published net asset values or non-published net asset values if they are not listed on an active exchange but have net asset values that are comparable to funds with published net asset values and have no redemption restrictions.

In addition, we also have long positions in corporate equities and long exchange-traded options traded through our options desk.

Index
The portion of unrealized gains (losses) related to equity securities, as defined by ASC 321-10, held as of September 30, 2021 and 2020 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Net gains recognized during the period	$1,853	$12,904	$14,459	$5,304
Less: net gains recognized during the period on equity securities sold during the period	2,902	18,929	19,623	25,005
Unrealized (losses) recognized during the period on equity securities held	$(1,049)	$(6,025)	$(5,164)	$(19,701)

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

The notional value and fair value as of September 30, 2021 and December 31, 2020 for derivative instruments (excluding derivative instruments relating to our options desk trading activities discussed below) not designated as hedging instruments were as follows:

		Fair Value
	Notional Value	Derivative Assets	Derivative Liabilities
	(in thousands)
September 30, 2021:
Exchange-traded futures	$115,197	$2,280	$448
Currency forwards	48,080	7,906	7,312
Interest rate swaps	13,483	358	593
Credit default swaps	121,158	6,754	6,645
Total return swaps	26,656	861	142
Option swaps	50,000	—	136
Total derivatives	$374,574	$18,159	$15,276

December 31, 2020:
Exchange-traded futures	$142,886	$118	$1,834
Currency forwards	63,906	8,576	8,451
Interest rate swaps	60,997	2,043	2,955
Credit default swaps	167,649	10,910	13,304
Total return swaps	52,061	94	1,847
Option swaps	2,486	—	2,146
Total derivatives	$489,985	$21,741	$30,537

As of September 30, 2021 and December 31, 2020, the derivative assets and liabilities are included in both receivables and payables to brokers and dealers on our condensed consolidated statements of financial condition.

Index
The gains and losses for derivative instruments (excluding our options desk trading activities discussed below) for the three and nine months ended September 30, 2021 and 2020 recognized in investment gains (losses) in the condensed consolidated statements of income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Exchange-traded futures	$2,186	$(2,753)	$(1,561)	$(7,565)
Currency forwards	512	(1,031)	1,339	(585)
Interest rate swaps	(179)	15	(202)	(372)
Credit default swaps	(91)	(2,298)	(2,327)	5,492
Total return swaps	(611)	(6,840)	(4,498)	(10,691)
Option swaps	78	(1,183)	66	(1,716)
Net gains (losses) on derivative instruments	$1,895	$(14,090)	$(7,183)	$(15,437)

We may be exposed to credit-related losses in the event of non-performance by counterparties to derivative financial instruments. We minimize our counterparty exposure through a credit review and approval process. In addition, we have executed various collateral arrangements with counterparties to the over-the-counter derivative transactions that require both pledging and accepting collateral in the form of cash. As of September 30, 2021 and December 31, 2020, we held $2.7 million and $0.4 million, respectively, of cash collateral payable to trade counterparties. This obligation to return cash is reported in payables to brokers and dealers in our condensed consolidated statements of financial condition.

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

Certain of our standardized contracts for over-the-counter derivative transactions (“ISDA Master Agreements”) contain credit risk related contingent provisions pertaining to each counterparty’s credit rating. In some ISDA Master Agreements, if the counterparty’s credit rating, or in some agreements, our assets under management (“AUM”), falls below a specified threshold, either a default or a termination event permitting us or the counterparty to terminate the ISDA Master Agreement would be triggered. In all agreements that provide for collateralization, various levels of collateralization of net liability positions are applicable, depending on the credit rating of the counterparty. As of September 30, 2021 and December 31, 2020, we delivered $3.4 million and $6.4 million, respectively, of cash collateral into brokerage accounts. We report this cash collateral in cash and cash equivalents in our condensed consolidated statements of financial condition.

As of September 30, 2021 and December 31, 2020, we held $1.6 million and $7.5 million, respectively, of long exchange-traded equity options, which are included in other investments on our condensed consolidated statements of financial condition. In addition, as of September 30, 2021 and December 31, 2020, we held $0.7 million and $12.5 million, respectively, of short exchange-traded equity options, which are included in securities sold not yet purchased on our condensed consolidated statements of financial condition. Our options desk provides our clients with equity derivative strategies and execution for exchange-traded options on single stocks, exchange-traded funds and indices. While predominately agency-based, the options desk may commit capital to facilitate a client’s transaction. Our options desk hedges the risks associated with this activity by taking offsetting positions in equities. For the three and nine months ended September 30, 2021, we recognized losses of $0.5 million and gains of $2.6 million, respectively, on equity options activity. For the three and nine months ended September 30, 2020, we recognized losses of $4.4 million and $4.5 million, respectively, on equity option activity. These gains and losses are recognized in investment gains (losses) in the condensed consolidated statements of income.

Index

10.     Offsetting Assets and Liabilities

See Note 14, Consolidated Company-Sponsored Investment Funds, for disclosure of offsetting assets and liabilities of our consolidated company-sponsored investment funds.

Offsetting of assets as of September 30, 2021 and December 31, 2020 was as follows:

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments Collateral	Cash Collateral Received	Net Amount
	(in thousands)
September 30, 2021:
Securities borrowed	$15,384	$—	$15,384	$(14,161)	$—	$1,223
Derivatives	$18,159	$—	$18,159	$—	$(2,712)	$15,447
Long exchange-traded options	$1,569	$—	$1,569	$—	$—	$1,569
December 31, 2020:
Securities borrowed	$7,808	$—	$7,808	$(7,344)	$—	$464
Derivatives	$21,741	$—	$21,741	$—	$(380)	$21,361
Long exchange-traded options	$7,527	$—	$7,527	$—	$—	$7,527
Offsetting of liabilities as of September 30, 2021 and December 31, 2020 was as follows:

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments Collateral	Cash Collateral Pledged	Net Amount
	(in thousands)
September 30, 2021:
Derivatives	$15,276	$—	$15,276	$—	$(3,354)	$11,922
Short exchange-traded options	$701	$—	$701	$—	$—	$701
December 31, 2020:
Derivatives	$30,537	$—	$30,537	$—	$(6,374)	$24,163
Short exchange-traded options	$12,486	$—	$12,486	$—	$—	$12,486

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis

Valuation of our financial instruments by pricing observability levels as of September 30, 2021 and December 31, 2020 was as follows (in thousands):

	Level 1	Level 2	Level 3	NAV Expedient(1)	Other	Total
September 30, 2021:
Money markets	$152,335	$—	$—	$—	$—	$152,335
Securities segregated (U.S. Treasury Bills)	—	907,999	—	—	—	907,999
Derivatives	2,280	15,879	—	—	—	18,159
Investments:
Equity securities	116,131	17,748	127	156	—	134,162
Long exchange-traded options	1,569	—	—	—	—	1,569
Limited partnership hedge funds(2)	—	—	—	—	52,923	52,923
Time deposits(3)	—	—	—	—	19,054	19,054
Other investments	8,137	—	—	—	7,273	15,410
Total investments	125,837	17,748	127	156	79,250	223,118
Total assets measured at fair value	$280,452	$941,626	$127	$156	$79,250	$1,301,611

Securities sold not yet purchased:
Short equities – corporate	$1,881	$—	$—	$—	$—	$1,881
Short exchange-traded options	701	—	—	—	—	701
Derivatives	448	14,828	—	—	—	15,276
Contingent payment arrangements	—	—	38,023	—	—	38,023
Total liabilities measured at fair value	$3,030	$14,828	$38,023	$—	$—	$55,881

Index

	Level 1	Level 2	Level 3	NAV Expedient(1)	Other	Total
December 31, 2020:
Money markets	$130,675	$—	$—	$—	$—	$130,675
Securities segregated (U.S. Treasury Bills)	—	1,752,906	—	—	—	1,752,906
Derivatives	118	21,623	—	—	—	21,741
Investments:
Equity securities	147,705	17,565	125	161	—	165,556
Long exchange-traded options	7,527	—	—	—	—	7,527
Limited partnership hedge funds(2)	—	—	—	—	42,408	42,408
Time deposits(3)	—	—	—	—	18,602	18,602
Other investments	7,011	—	—	—	12,271	19,282
Total investments	162,243	17,565	125	161	73,281	253,375
Total assets measured at fair value	$293,036	$1,792,094	$125	$161	$73,281	$2,158,697

Securities sold not yet purchased:
Short equities – corporate	$5,305	$—	$—	$—	$—	$5,305
Short exchange-traded options	12,486	—	—	—	—	12,486
Derivatives	1,834	28,703	—	—	—	30,537
Contingent payment arrangements	—	—	27,750	—	—	27,750
Total liabilities measured at fair value	$19,625	$28,703	$27,750	$—	$—	$76,078

(1) Investments measured at fair value using NAV (or its equivalent) as a practical expedient.
(2) Investments in equity method investees that are not measured at fair value in accordance with GAAP.
(3) Investments carried at amortized cost that are not measured at fair value in accordance with GAAP.

Other investments include (i) an investment in a software publishing company that does not have a readily available fair value ($2.2 million and $2.1 million as of September 30, 2021 and December 31, 2020, respectively), (ii) investment in a start-up company that does not have a readily available fair value (this investment was $0.3 million as of both September 30, 2021 and December 31, 2020), (iii) investments in equity method investees that are not measured at fair value in accordance with GAAP ($2.0 million and $6.5 million as of September 30, 2021 and December 31, 2020, respectively), and (iv) broker dealer exchange memberships that are not measured at fair value in accordance with GAAP ($2.7 million and $3.3 million as of September 30, 2021 and December 31, 2020, respectively).
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
During the nine months ended September 30, 2021 there were no transfers between Level 2 and Level 3 securities.
The change in carrying value associated with Level 3 financial instruments carried at fair value, classified as equity securities, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Balance as of beginning of period	$126	$114	$125	$119
Purchases	—	—	—	—
Sales	—	—	—	—
Realized gains (losses), net	—	—	—	—
Unrealized gains (losses), net	1	7	2	2
Balance as of end of period	$127	$121	$127	$121

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
As part of acquisitions made by the Company, we may enter into contingent consideration arrangements as part of the purchase price. The change in carrying value associated with Level 3 financial instruments carried at fair value, classified as contingent payment arrangements, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Balance as of beginning of period	$37,184	$28,910	$27,750	$22,911
Addition	—	—	7,800	4,400
Accretion	839	813	2,473	2,412
Payments	—	—	—	—
Balance as of end of period	$38,023	$29,723	$38,023	$29,723

The liabilities were valued using expected revenue growth rates and discount rates. As of September 30, 2021, the expected revenue growth rates range from 2.0% to 83.9%, with a weighted average of 13.0%, calculated using cumulative revenues and range of revenue growth rates (excluding revenue growth from additional AUM contributed in year of acquisition). The discount rates ranged from 1.9% to 10.4%, with a weighted average of 6.6%, calculated using total contingent liabilities and range of discount rates. As of September 30, 2020 the expected revenue growth rates ranged from 0.7% to 50.0%, with a weighted average of 4.9%, calculated using cumulative revenues and a range of revenue growth rates (excluding revenue growth from additional AUM contributed from existing clients). The discount rates ranged from 1.9% to 10.4%, with a weighted average of 8.0%, calculated using total contingent liabilities and range of discount rates.

Index

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We did not have any material assets or liabilities that were measured at fair value for impairment on a nonrecurring basis during the nine months ended September 30, 2021 or during the year ended December 31, 2020.

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
Leases included in the condensed consolidated statement of financial condition as of September 30, 2021 and December 31, 2020 were as follows:

	Classification	September 30, 2021	December 31, 2020
		(in thousands)
Operating Leases
Operating lease right-of-use assets	Right-of-use assets	$428,268	$416,007
Operating lease liabilities	Lease liabilities	500,821	503,174

Finance Leases
Property and equipment, gross	Right-of-use assets	8,005	5,167
Amortization of right-of-use assets	Right-of-use assets	(2,327)	(2,719)
Property and equipment, net		5,678	2,448
Finance lease liabilities	Lease liabilities	5,742	2,375

Index
The components of lease expense included in the condensed consolidated statement of income as of September 30, 2021 and September 30, 2020 were as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
	Classification	2021	2020	2021	2020
		(in thousands)
Operating lease cost	General and administrative	$23,992	$22,104	$73,039	$67,519
Financing lease cost:
Amortization of right-of-use assets	General and administrative	631	426	1,611	1,329
Interest on lease liabilities	Interest expense	24	20	67	69
Total finance lease cost		655	446	1,678	1,398
Variable lease cost (1)	General and administrative	9,763	9,342	29,653	28,652
Sublease income	General and administrative	(9,550)	(9,579)	(28,863)	(28,820)
Net lease cost		$24,860	$22,313	$75,507	$68,749
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
Maturities of lease liabilities were as follows:

	Operating Leases	Financing Leases	Total
Year ending December 31,	(in thousands)
2021 (excluding the nine months ended September 30, 2021)	$24,205	$523	$24,728
2022	103,005	2,003	105,008
2023	95,398	1,740	97,138
2024	98,179	896	99,075
2025	32,563	599	33,162
Thereafter	198,781	111	198,892
Total lease payments	552,131	5,872	558,003
Less interest	(51,310)	(130)
Present value of lease liabilities	$500,821	$5,742
We have signed a lease which commences in 2024, relating to approximately 166,000 square feet of space in New York City. Our estimated total base rent obligation (excluding taxes, operating expenses and utilities) over the 20-year lease term is approximately $393.0 million.

Lease term and discount rate:
Weighted average remaining lease term (years):
Operating leases	7.60
Finance leases	3.31
Weighted average discount rate:
Operating leases	2.81%
Finance leases	1.54%

Index
Supplemental cash flow information related to leases was as follows:

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$87,654	$86,452
Operating cash flows used for financing leases	67	69
Financing cash flows used for finance leases	1,473	1,418
Right-of-use assets obtained in exchange for lease obligations(1):
Operating leases	74,305	2,369
Finance leases	4,840	1,695
(1) Represents supplemental non-cash information on lease liabilities arising from obtaining right-of-use assets.
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
The balances of consolidated VIEs and VOEs included in our condensed consolidated statements of financial condition were as follows:

	September 30, 2021			December 31, 2020
	(in thousands)
	VIEs	VOEs	Total	VIEs	VOEs	Total
Cash and cash equivalents	$32,904	$—	$32,904	$36,370	$136	$36,506
Investments	276,199	—	276,199	242,541	60,041	302,582
Other assets	12,797	—	12,797	4,859	7,385	12,244
Total assets	$321,900	$—	$321,900	$283,770	$67,562	$351,332

Liabilities	$32,594	$—	$32,594	$7,741	$22,879	$30,620
Redeemable non-controlling interest	117,804	—	117,804	82,753	19,606	102,359
Partners' capital attributable to AB Unitholders	171,502	—	171,502	193,276	25,077	218,353
Total liabilities, redeemable non-controlling interest and partners' capital	$321,900	$—	$321,900	$283,770	$67,562	$351,332
During the third quarter of 2021, we deconsolidated one fund in which we had a seed investment of approximately $3.6 million as of December 31, 2020 due to no longer having a controlling financial interest.

Index

Fair Value
Cash and cash equivalents include cash on hand, demand deposits, overnight commercial paper and highly liquid investments with original maturities of three months or less. Due to the short-term nature of these instruments, the recorded value has been determined to approximate fair value.

Valuation of consolidated company-sponsored investment funds' financial instruments by pricing observability levels as of September 30, 2021 and December 31, 2020 was as follows (in thousands):

	Level 1	Level 2	Level 3	Total
September 30, 2021:
Investments - VIEs	$61,230	$214,969	$—	$276,199
Derivatives - VIEs	804	3,677	—	4,481
Total assets measured at fair value	$62,034	$218,646	$—	$280,680

Derivatives - VIEs	18,383	3,284	—	21,667
Total liabilities measured at fair value	$18,383	$3,284	$—	$21,667

December 31, 2020:
Investments - VIEs	$73,909	$168,114	$518	$242,541
Investments - VOEs	—	59,940	101	60,041
Derivatives - VIEs	442	2,782	—	3,224
Derivatives - VOEs	—	464	—	464
Total assets measured at fair value	$74,351	$231,300	$619	$306,270

Derivatives - VIEs	$1,649	$5,244	$—	$6,893
Derivatives - VOEs	—	664	—	664
Total liabilities measured at fair value	$1,649	$5,908	$—	$7,557

See Note 11 for a description of the fair value methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.

The change in carrying value associated with Level 3 financial instruments carried at fair value within consolidated company-sponsored investment funds was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Balance as of beginning of period	$210	$517	$619	$854
Deconsolidated funds	—	—	(717)	(135)
Transfers (out) in, net	(202)	(6)	(212)	565
Purchases	—	61	323	107
Sales	(4)	(7)	(7)	(451)
Realized gains (losses), net	—	(7)	3	(21)
Unrealized gains (losses), net	(4)	39	(9)	(323)
Accrued discounts	—	—	—	1
Balance as of end of period	$—	$597	$—	$597

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

Derivative Instruments
As of September 30, 2021 and December 31, 2020, the VIEs held $17.2 million and $3.7 million (net), respectively, of futures, forwards and swaps within their portfolios. For the three and nine months ended September 30, 2021, we recognized $1.5 million and $0.8 million of losses, respectively, on these derivatives. For the three and nine months ended September 30, 2020, we recognized $0.6 million of gains and $0.1 million of losses, respectively, on these derivatives. These gains and losses are recognized in investment gains (losses) in the condensed consolidated statements of income.
As of September 30, 2021 and December 31, 2020, the VIEs held $1.0 million and $0.5 million, respectively, of cash collateral payable to trade counterparties. This obligation to return cash is reported in the liabilities of consolidated company-sponsored investment funds in our condensed consolidated statements of financial condition.
As of September 30, 2021 and December 31, 2020, the VIEs delivered $1.1 million and $4.2 million, respectively, of cash collateral into brokerage accounts. The VIEs report this cash collateral in the consolidated company-sponsored investment funds cash and cash equivalents in our condensed consolidated statements of financial condition.
As of September 30, 2021 and December 31, 2020, the VOEs held zero and $0.2 million (net), respectively, of futures, forwards, options and swaps within their portfolios. For the three and nine months ended September 30, 2021, we recognized zero and $0.9 million of gains, respectively, on these derivatives. For the three and nine months ended September 30, 2020, we recognized $1.3 million and $2.2 million of losses, respectively, on these derivatives. These gains and losses are recognized in investment gains (losses) in the condensed consolidated statements of income.
As of both September 30, 2021 and December 31, 2020, the VOEs held no cash collateral payable to trade counterparties. This obligation to return cash is reported in the liabilities of consolidated company-sponsored investment funds in our condensed consolidated statements of financial condition.
As of September 30, 2021 and December 31, 2020, the VOEs delivered zero and $0.1 million, respectively, of cash collateral in brokerage accounts. The VOEs report this cash collateral in the consolidated company-sponsored investment funds cash and cash equivalents in our condensed consolidated statements of financial condition.
Offsetting Assets and Liabilities
Offsetting of derivative assets of consolidated company-sponsored investment funds as of September 30, 2021 and December 31, 2020 was as follows:

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments Collateral	Cash Collateral Received	Net Amount
	(in thousands)
September 30, 2021:
Derivatives - VIEs	$4,481	$—	$4,481	$—	$(1,005)	$3,476
December 31, 2020:
Derivatives - VIEs	$3,224	$—	$3,224	$—	$(513)	$2,711
Derivatives - VOEs	$464	$—	$464	$—	$—	$464

Index
Offsetting of derivative liabilities of consolidated company-sponsored investment funds as of September 30, 2021 and December 31, 2020 was as follows:

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments Collateral	Cash Collateral Pledged	Net Amount
	(in thousands)
September 30, 2021:
Derivatives - VIEs	$21,667	$—	$21,667	$—	$(1,075)	$20,592
December 31, 2020:
Derivatives - VIEs	$6,893	$—	$6,893	$—	$(4,201)	$2,692
Derivatives - VOEs	$664	$—	$664	$—	$(138)	$526

Cash collateral, whether pledged or received on derivative instruments, is not considered material and, accordingly, is not disclosed by counterparty.
Non-Consolidated VIEs
As of September 30, 2021, the net assets of company-sponsored investment products that are non-consolidated VIEs are approximately $70.4 billion, and our maximum risk of loss is our investment of $8.3 million in these VIEs and our advisory fee receivables from these VIEs is $74.9 million.

15.     Units Outstanding

Changes in AB Units outstanding during the nine-month period ended September 30, 2021 were as follows:

Outstanding as of December 31, 2020	270,509,658
Options exercised	143,211
Units issued	3,041,072
Units retired(1)	(2,758,477)
Outstanding as of September 30, 2021	270,935,464
(1) During the nine months ended September 30, 2021, we purchased 5,400 AB Units in private transactions and retired them.

16.     Debt

AB has an $800.0 million committed, unsecured senior revolving credit facility (the “Credit Facility”) with a group of commercial banks and other lenders, which matures on September 27, 2023. Subsequent to September 30, 2021, AB amended and restated its existing credit facility agreement (refer to Note 18 Subsequent Events for further details). The Credit Facility provides for possible increases in the principal amount by up to an aggregate incremental amount of $200.0 million; any such increase is subject to the consent of the affected lenders. The Credit Facility is available for AB and Sanford C. Bernstein & Co., LLC ("SCB LLC") business purposes, including the support of AB’s commercial paper program. Both AB and SCB LLC can draw directly under the Credit Facility, and management may draw on the Credit Facility from time to time. AB has agreed to guarantee the obligations of SCB LLC under the Credit Facility.

The Credit Facility contains affirmative, negative and financial covenants, which are customary for facilities of this type, including restrictions on dispositions of assets, restrictions on liens, a minimum interest coverage ratio and a maximum leverage ratio. As of September 30, 2021, we were in compliance with these covenants. The Credit Facility also includes customary events of default (with customary grace periods, as applicable), including provisions under which, upon the occurrence of an event of default, all outstanding loans may be accelerated and/or lender’s commitments may be terminated. Also, under such provisions, upon the occurrence of certain insolvency- or bankruptcy-related events of

Index
default, all amounts payable under the Credit Facility would automatically become immediately due and payable, and the lender’s commitments automatically would terminate.

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

As of September 30, 2021 and December 31, 2020, we had no amounts outstanding under the Credit Facility. Furthermore, during the first nine months of 2021 and the full year 2020, we did not draw upon the Credit Facility.

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

As of September 30, 2021 and December 31, 2020, AB had $390.0 million and $675.0 million outstanding under the EQH Facility, in each case with an interest rate of approximately 0.2%. Average daily borrowings on the EQH Facility for the first nine months of 2021 and the full year 2020 were $434.0 million and $470.8 million, respectively, with weighted average interest rates of approximately 0.2% and 0.5%, respectively.

In addition to the EQH Facility, on September 1, 2020, AB established a new $300.0 million uncommitted, unsecured senior credit facility (“EQH Uncommitted Facility”) with EQH. The EQH Uncommitted Facility matures on September 1, 2024 and is available for AB's general business purposes. Borrowings under the EQH Unsecured Facility generally bear interest at a rate per annum based on prevailing overnight commercial paper rates. The EQH Uncommitted Facility contains affirmative, negative and financial covenants which are substantially similar to those in the EQH Facility. As of September 30, 2021 and December 31, 2020, we had no amounts outstanding under the EQH Uncommitted Facility. Furthermore, during the first nine months of 2021 and the full year 2020, we did not draw upon the EQH Uncommitted Facility.

As of September 30, 2021 and December 31, 2020, we had no commercial paper outstanding. The commercial paper is short term in nature, and as such, recorded value is estimated to approximate fair value (and considered a Level 2 security in the fair value hierarchy). Average daily borrowings of commercial paper during the first nine months of 2021 and full year 2020 were $151.7 million and $83.2 million, respectively, with weighted average interest rates of approximately 0.2% and 0.4%, respectively.

AB has a $200.0 million committed, unsecured senior revolving credit facility (the "Revolver") with a leading international bank, which matures on November 16, 2021 and we do not expect to renew this facility. The Revolver is available for AB's and SCB LLC's business purposes, including the provision of additional liquidity to meet funding requirements primarily related to SCB LLC's operations. Both AB and SCB LLC can draw directly under the Revolver and management expects to draw on the Revolver from time to time. AB has agreed to guarantee the obligations of SCB LLC under the Revolver. The Revolver contains affirmative, negative and financial covenants that are identical to those of the Credit Facility. Borrowings under the Revolver bear interest at a rate per annum, which will be, at our option, a rate equal to an applicable margin, which is subject to adjustment based on the credit ratings of AB, plus one of the following indices: London Interbank Offered Rate; a floating base rate; or the Federal Funds rate. As of both September 30, 2021 and December 31, 2020, we had no amounts outstanding under the Revolver. Average daily borrowings under the Revolver during the first nine months of 2021 and full year 2020 were $17.3 million and $16.5 million, respectively, with weighted average interest rates of approximately 1.1% and 1.6%, respectively.

Index
On September 28, 2021, AB established a $100.0 million uncommitted line of credit with a financial institution. This line of credit matures on September 27, 2022 and is available for AB's and SCB LLC's business purposes. Both AB and SCB LLC can draw directly under this line. AB has agreed to guarantee the obligations of SCB LLC under this line of credit. As of September 30, 2021, we had no amounts outstanding under this line of credit and have not drawn on it since inception. Subsequent to September 30, 2021, we entered into one additional uncommitted line of credit (refer to Note 18 Subsequent Events for further details).

In addition, SCB LLC currently has three uncommitted lines of credit with three financial institutions. Two of these lines of credit permit us to borrow up to an aggregate of approximately $165.0 million, with AB named as an additional borrower, while the other line has no stated limit. As of September 30, 2021 and December 31, 2020, SCB LLC had no outstanding balance on these lines of credit. We did not draw on these lines of credit during the first nine months of 2021. Average daily borrowings during the full year 2020 were $0.9 million with a weighted average interest rate of approximately 1.6%.

17.    Non-controlling Interests

Non-controlling interest in net (loss) income for the three and nine months ended September 30, 2021 and 2020 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Redeemable non-controlling interests:
Consolidated company-sponsored investment funds	(1,074)	81	$2,207	$(4,550)
Total non-controlling interest in net (loss) income	$(1,074)	$81	$2,207	$(4,550)

Redeemable non-controlling interest as of September 30, 2021 and December 31, 2020 consisted of the following:

	September 30, 2021	December 31, 2020
	(in thousands)
Consolidated company-sponsored investment funds	$117,804	$102,359
Total redeemable non-controlling interest	$117,804	$102,359

18. Subsequent Events

Credit Facility

On October 13, 2021, AB amended and restated the existing Credit Facility agreement, extending the maturity date from September 27, 2023 to October 13, 2026. There were no other significant changes included in the amendment.

Uncommitted Line of Credit

On October 11, 2021, AB established a $50.0 million uncommitted line of credit with a financial institution. This line of credit is available for AB's and SCB LLC's business purposes. Both AB and SCB LLC can draw directly under this line and management expects to draw on it from time to time. AB has agreed to guarantee the obligations of SCB LLC under this line of credit.

Index
Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

Impact of COVID-19
General Economic Conditions
During the first quarter of 2020, COVID-19 significantly impacted the global economy. The impact has been profound, has continued through the first nine months of 2021, and may persist for months to come. While most businesses have re-opened, vaccinations are progressing in most portions of the world and leading economic indicators have improved significantly, the overall extent and duration of COVID-19's impact on businesses and economic activity generally remains unclear.
Various countries around the world, and certain areas in the U.S., have continued to experience surges in the rates of COVID-19 infections, which have resulted from the emergence and spread of virus variants (particularly the "delta variant"), greatly increased social interactions, including at colleges and universities and social venues, after re-opening of economies, and decreased usage of mitigation techniques, such as mask-wearing and social distancing, in combination with large portions of the population remaining unvaccinated. These ongoing circumstances surrounding the virus may adversely affect consumer sentiment and the durability of business re-openings, and they also may slow economic recovery and possibly cause additional market volatility and even a new downturn.

AB Impact
At the onset of COVID-19 during the first quarter of 2020, we quickly responded in the various jurisdictions where we operate, including the U.S., the U.K., Tokyo, Hong Kong, Shanghai, Singapore and Taiwan. We implemented business continuity measures, including travel restrictions and a work-from-home requirement for almost all personnel (other than a relatively small number of employees whose physical presence in our offices was considered critical), which generally remained in place throughout 2020 and the first nine months of 2021 to ensure operating continuity for all critical functions. During the third quarter of 2021, we began implementing gradual return to office programs for our U.S. and European offices. However, we continue to monitor the daily evolution of the pandemic, including the spread of the delta variant, in order to ensure the health and safety of our employees remains our top priority. We will modify our return to office plans, as needed, to ensure the safety of our employees and to ensure that the highest safety and cleanliness protocols are followed. We believe that our business continuity plan and technology platform will continue to support the effectiveness of our employees working remotely to the extent that we continue that arrangement.
Additionally, we instituted a notification process in 2020, which persists today, for any employee who tests positive for COVID-19 or has been exposed to someone else who has tested positive. As the COVID-19 crisis has continued to evolve since the lockdown in the first quarter of 2020, certain key functions of the business, such as Risk Management, Business Continuity, Finance and Human Capital, have maintained constant communication and monitored the evolution of the pandemic to keep our employees safe and disseminate information regarding key developments. We also continue to monitor communications from the World Health Organization and the U.S. Centers for Disease Control and Prevention to ensure we have current information.
Furthermore, we have continued to enhance our virtual programs to support business functions, such as training on cybersecurity and enhancements to our existing technology platforms, which has increased the effectiveness of our remote work force. There has been a heightened focus on the emotional well-being of our employees, and we have provided regular touch points with employees through virtual town halls and management communications. Additionally, we have maintained regular communications and updates on the virus and the Company's response, which are posted on the Company's internal website, to ensure transparent communication with our employees.
The economic impact of COVID-19 and any additional declines in the financial markets could have a significant adverse effect on our AUM and revenues, particularly if economic activity does not continue to recover. Although countries throughout the world continue to grapple with re-opening their economies, there is a significant risk that the opening process may be interrupted or reversed if infection rates increase. Also, although unemployment rates have declined, they are still somewhat elevated and any reluctance of consumers to resume spending could do long-term damage to the global economy, which would have an adverse effect on our business. Additionally, as most of our workforce continues working remotely, at least part of the time, we are mindful of increased risk related to cybersecurity, which could significantly disrupt our business functions.
Ultimately, the return to normal business and economic activity will likely require the broad application of effective vaccines. The distribution of multiple safe, effective vaccines was initiated towards the end of the fourth quarter of 2020 and the distribution of such vaccines generally increased globally through the first nine months of 2021. However, the rate of new vaccinations in the U.S. plateaued, and in some areas began to decrease, by the end of the second quarter of 2021. If global vaccination rates do not improve further, a significant risk will remain that COVID-19 and/or a variant thereof, could accelerate global health concerns and, in so doing, cause heightened market and economic turmoil in the future.

Index

Executive Overview
Our total assets under management (“AUM”) as of September 30, 2021 were $742.2 billion, up $3.8 billion, or 0.5%, compared to June 30, 2021, and up $111.4 billion, or 17.7%, compared to September 30, 2020. During the third quarter of 2021, AUM increased as a result of net inflows of $7.2 billion, offset by market depreciation of $3.4 billion (Retail net inflows of $6.6 billion, Private Wealth Management net inflows of $0.4 billion and Institutional net inflows of $0.2 billion). During the twelve months ended September 30, 2021, AUM increased as a result of market appreciation of $89.5 billion and net inflows of $21.9 billion (Retail net inflows of $13.8 billion, Institutional net inflows of $6.9 billion and Private Wealth Management net inflows of $1.2 billion). Excluding AXA S.A.'s ("AXA") redemption of low-fee fixed income mandates of $2.0 billion, the firm generated net inflows of $23.9 billion during the twelve months ended September 30, 2021. We expect new redemptions by AXA of low-fee retail AUM in the first half of 2022 of approximately $5 billion.

Institutional AUM decreased $1.6 billion, or 0.5%, to $327.5 billion during the third quarter of 2021, due to market depreciation of $1.8 billion, offset by net inflows of $0.2 billion. Gross sales decreased sequentially from $17.6 billion during the second quarter of 2021 to $2.6 billion during the third quarter of 2021. Redemptions and terminations decreased sequentially from $13.7 billion to $2.9 billion. The significant sequential change in sales and redemptions primarily resulted from the second quarter of 2021 including $8.7 billion in sales and $10.0 billion in redemptions associated with a sale by Equitable Holdings, Inc ("EQH") to Venerable Holdings, of its legacy variable annuity assets, for which AB remained the preferred investment manager.

Retail AUM increased $5.1 billion, or 1.7%, to $298.8 billion during the third quarter of 2021, due to net inflows of $6.6 billion, offset by market depreciation of $1.5 billion. Gross sales increased sequentially from $23.8 billion during the second quarter of 2021 to $25.6 billion during the third quarter of 2021. Redemptions and terminations decreased sequentially from $15.3 billion to $15.0 billion.

Private Wealth Management AUM increased $0.3 billion, or 0.3%, to $115.9 billion during the third quarter of 2021, due to net inflows of $0.4 billion, offset by market depreciation of $0.1 billion. Gross sales increased sequentially from $3.6 billion during the second quarter of 2021 to $4.1 billion during the third quarter of 2021. Redemptions and terminations increased sequentially from $3.4 billion to $3.6 billion.

Bernstein Research Services revenue for the third quarter of 2021 was $113.3 million, up $14.8 million, or 15.0%, compared to the third quarter of 2020 due to higher customer trading activity and research payments across all regions.

Net revenues for the third quarter of 2021 increased $192.8 million, or 21.4%, to $1.1 billion from $900.0 million in the third quarter of 2020. The increase was primarily due to higher investment advisory base fees of $134.9 million, higher distribution revenues of $34.9 million, higher Bernstein Research Services revenue of $14.8 million and higher performance-based fees of $11.3 million, partially offset by investment losses compared to investment gains in the prior year third quarter of $3.8 million. Operating expenses for the third quarter of 2021 increased $130.3 million, or 19.1%, to $813.2 million from $682.9 million in the third quarter of 2020. The increase was primarily due to higher employee compensation and benefits expenses of $76.1 million, higher promotion and servicing expense of $46.5 million and higher general and administrative expenses of $12.7 million, partially offset by lower amortization of intangible assets of $5.3 million. Our operating income increased $62.5 million, or 28.8%, to $279.7 million from $217.1 million and our operating margin increased to 25.7% in the third quarter of 2021 from 24.1% in the third quarter of 2020.

Market Environment
Despite market gains through the majority of the third quarter, U.S. equity markets experienced a seasonal slowdown in September. The S&P 500 finished marginally higher, while both the Dow Jones Industrial Average and Nasdaq each finished the quarter in negative territory. The Federal Reserve signaled it would start tapering its asset purchases by the end of the year and any interest rate hikes will likely not commence until the tapering process is complete. In the U.K., natural gas and fuel shortages were prevalent towards the end of the third quarter. The supply bottlenecks coupled with labor shortages triggered a sharp rise in underlying inflation and led to concerns that the Bank of England may begin raising rates in the near future. In China, investor concerns grew over supply chain disruptions and recent power outages, which led to energy rationing. Furthermore, uncertainty remains around the path of future regulation, particularly as it relates to technology companies.

Index
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
Relationship with EQH
AB and EQH are collaborating to each firm's expected mutual benefit to improve the risk-adjusted yield for EQH's General Account by investing more assets at AB, including the utilization of AB's higher-fee, longer-duration alternative offerings. EQH has agreed to provide $10 billion in permanent capital1 over the next three years to build out AB’s private illiquid offerings, including private alternatives and private placements. We expect this anticipated capital from EQH will accelerate both organic and inorganic growth in our private alternatives business, allowing us to continue to deliver for our clients, employees, unitholders and other stakeholders.

Relocation Strategy
We previously announced that we would establish our corporate headquarters in, and relocate approximately 1,250 jobs located in the New York metro area to, Nashville, TN. Our Nashville headquarters houses Finance, IT, Operations, Legal, Compliance, Internal Audit, Human Capital, and Sales and Marketing. We have been actively relocating jobs and expect this transition to take several more years. We are in the process of moving into our new headquarters office building located at 501 Commerce Street in downtown Nashville. We will continue to maintain a principal location in New York City, which houses our Portfolio Management, Sell-Side Research and Trading, and New York-based Private Wealth Management businesses.

We believe relocating our corporate headquarters to Nashville affords us the opportunity to provide an improved quality of life alternative for our employees and enable us to attract and recruit new talented employees to a highly desirable location while improving the long-term cost structure of the firm.

During the transition period, which began in 2018 and is expected to continue through 2024, we currently estimate that we will incur transition costs of approximately $145 million to $155 million. These costs include employee relocation, severance, recruitment, and overlapping compensation and occupancy costs. Over this same period, we expect to realize total expense savings of approximately $205 million to $215 million. However, we did incur some transition costs before we began to realize expense savings. For the period beginning in 2018 and ending in the fourth quarter of 2020, we incurred $70 million of cumulative transition costs compared to $46 million of cumulative savings. In addition, we incurred $20 million of transition costs for the nine months ended September 30, 2021 compared to $31 million of expense savings, resulting in an overall net savings of $11 million for the period. We currently anticipate an EPU increase in 2021 of approximately $0.04 resulting from our relocation strategy, which compares to the $0.01 EPU increase that occurred in 2020. We also expect to achieve EPU accretion in each year thereafter. Beginning in 2025, once the transition period has been completed, we estimate ongoing annual expense savings of approximately $75 million to $80 million, which will result from a combination of occupancy and compensation-related savings. Our estimates for both the transition costs and the corresponding expense savings are based on our current assumptions of employee relocation costs, severance, and overlapping compensation and occupancy costs. In addition, our estimates for both the timing of when we incur transition costs and realize the related expense savings are based on our current relocation implementation plan and the timing for execution of each phase. The actual total charges we eventually record, the related expense savings we realize, and timing of EPU impact may differ from our current estimates as we implement each phase of our headquarters relocation.

1 Permanent capital means investment capital of indefinite duration which may be withdrawn under certain conditions. Although EQH has indicated its intention over time to provide this investment capital to AB, which is mutually beneficial to both firms, it has no binding commitment to do so.

Index
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

Assets Under Management

Assets under management by distribution channel are as follows:

	As of September 30,
	2021	2020	$ Change	% Change
	(in billions)

Institutions	$327.5	$289.5	$38.0	13.1%
Retail	298.8	242.9	55.9	23.0
Private Wealth Management	115.9	98.4	17.5	17.7
Total	$742.2	$630.8	$111.4	17.7%

Assets under management by investment service are as follows:

	As of September 30,
	2021	2020	$ Change	% Change
	(in billions)
Equity
Actively Managed	$260.3	$188.8	$71.5	37.8%
Passively Managed(1)	69.1	57.5	11.6	20.2
Total Equity	329.4	246.3	83.1	33.7

Fixed Income
Actively Managed
Taxable	250.9	253.3	(2.4)	(0.9)
Tax–exempt	55.3	48.7	6.6	13.7
	306.2	302.0	4.2	1.4

Passively Managed(1)	9.5	9.0	0.5	5.5
Total Fixed Income	315.7	311.0	4.7	1.5

Alternatives/Multi-Asset Solutions(2)
Actively Managed	92.7	71.5	21.2	29.7
Passively Managed(1)	4.4	2.0	2.4	116.2
Total Alternatives/Multi-Asset Solutions	97.1	73.5	23.6	32.1
Total	$742.2	$630.8	$111.4	17.7%

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

Index
Changes in assets under management for the three-month, nine-month and twelve-month periods ended September 30, 2021 are as follows:

	Distribution Channel
	Institutions	Retail	Private Wealth Management	Total
	(in billions)
Balance as of June 30, 2021	$329.1	$293.7	$115.6	$738.4
Long-term flows:
Sales/new accounts	2.6	25.6	4.1	32.3
Redemptions/terminations	(2.9)	(15.0)	(3.6)	(21.5)
Cash flow/unreinvested dividends	0.5	(4.0)	(0.1)	(3.6)
Net long-term inflows	0.2	6.6	0.4	7.2
Market depreciation	(1.8)	(1.5)	(0.1)	(3.4)
Net change	(1.6)	5.1	0.3	3.8
Balance as of September 30, 2021	$327.5	$298.8	$115.9	$742.2

Balance as of December 31, 2020	$315.6	$265.3	$105.0	$685.9
Long-term flows:
Sales/new accounts	25.1	72.4	13.1	110.6
Redemptions/terminations	(19.3)	(48.1)	(10.7)	(78.1)
Cash flow/unreinvested dividends	(3.8)	(9.9)	(0.1)	(13.8)
Net long-term inflows(1)	2.0	14.4	2.3	18.7
Transfers	(0.2)	0.2	—	—
Market appreciation	10.1	18.9	8.6	37.6
Net change	11.9	33.5	10.9	56.3
Balance as of September 30, 2021	$327.5	$298.8	$115.9	$742.2

Balance as of September 30, 2020	$289.5	$242.9	$98.4	$630.8
Long-term flows:
Sales/new accounts	35.0	90.1	16.8	141.9
Redemptions/terminations	(21.3)	(63.2)	(15.6)	(100.1)
Cash flow/unreinvested dividends	(6.8)	(13.1)	—	(19.9)
Net long-term inflows(1)	6.9	13.8	1.2	21.9
Transfers	0.5	(0.5)	—	—
Market appreciation	30.6	42.6	16.3	89.5
Net change	38.0	55.9	17.5	111.4
Balance as of September 30, 2021	$327.5	$298.8	$115.9	$742.2

(1)Institutional net flows include $1.3 billion and $2.0 billion of AXA's redemptions of certain low-fee fixed income mandates for the nine-month and twelve-month periods ended September 30, 2021, respectively.

Index

	Investment Service
	Equity Actively Managed	Equity Passively Managed(1)	Fixed Income Actively Managed - Taxable	Fixed Income Actively Managed - Tax- Exempt	Fixed Income Passively Managed(1)	Alternatives/ Multi-Asset Solutions(2)	Total
	(in billions)
Balance as of June 30, 2021	$256.7	$69.5	$252.3	$54.0	$9.3	$96.6	$738.4
Long-term flows:
Sales/new accounts	17.2	0.5	8.8	3.3	0.4	2.1	32.3
Redemptions/terminations	(9.3)	(0.2)	(9.2)	(1.8)	(0.1)	(0.9)	(21.5)
Cash flow/unreinvested dividends	(3.1)	(0.6)	0.5	—	(0.1)	(0.3)	(3.6)
Net long-term inflows (outflows)	4.8	(0.3)	0.1	1.5	0.2	0.9	7.2
Market depreciation	(1.2)	(0.1)	(1.5)	(0.2)	—	(0.4)	(3.4)
Net change	3.6	(0.4)	(1.4)	1.3	0.2	0.5	3.8
Balance as of September 30, 2021	$260.3	$69.1	$250.9	$55.3	$9.5	$97.1	$742.2

Balance as of December 31, 2020	$217.8	$64.5	$263.2	$50.3	$8.5	$81.6	$685.9
Long-term flows:
Sales/new accounts	51.1	1.1	37.5	9.9	1.2	9.8	110.6
Redemptions/terminations	(28.4)	(1.0)	(41.3)	(5.6)	(0.3)	(1.5)	(78.1)
Cash flow/unreinvested dividends	(8.6)	(4.1)	(2.1)	0.3	0.4	0.3	(13.8)
Net long-term inflows (outflows)(3)	14.1	(4.0)	(5.9)	4.6	1.3	8.6	18.7
Market appreciation (depreciation)	28.4	8.6	(6.4)	0.4	(0.3)	6.9	37.6
Net change	42.5	4.6	(12.3)	5.0	1.0	15.5	56.3
Balance as of September 30, 2021	$260.3	$69.1	$250.9	$55.3	$9.5	$97.1	$742.2

Balance as of September 30, 2020	$188.8	$57.5	$253.3	$48.7	$9.0	$73.5	$630.8
Long-term flows:
Sales/new accounts	64.6	1.1	51.1	12.8	1.2	11.1	141.9
Redemptions/terminations	(37.9)	(1.1)	(50.6)	(8.0)	(0.4)	(2.1)	(100.1)
Cash flow/unreinvested dividends	(11.6)	(4.9)	(4.4)	0.3	(0.1)	0.8	(19.9)
Net long-term inflows (outflows)(3)	15.1	(4.9)	(3.9)	5.1	0.7	9.8	21.9
Market appreciation (depreciation)	56.4	16.5	1.5	1.5	(0.2)	13.8	89.5
Net change	71.5	11.6	(2.4)	6.6	0.5	23.6	111.4
Balance as of September 30, 2021	$260.3	$69.1	$250.9	$55.3	$9.5	$97.1	$742.2

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
(3)    Fixed income – taxable investment service net flows include $1.3 billion and $2.0 billion of AXA's redemptions of certain low-fee fixed income mandates for the nine-month and twelve-month periods ended September 30, 2021, respectively.

Index
Net long-term inflows (outflows) for actively managed investment services as compared to passively managed investment services for the three-month, nine-month and twelve-month periods ended September 30, 2021 are as follows:

	Periods Ended September 30, 2021
	Three-months	Nine-months	Twelve-months
	(in billions)
Actively Managed
Equity	$4.8	$14.1	$15.1
Fixed Income	1.6	(1.3)	1.2
Alternatives/Multi-Asset Solutions	0.3	7.1	8.0
	6.7	19.9	24.3
Passively Managed
Equity	(0.3)	(4.0)	(4.9)
Fixed Income	0.2	1.3	0.7
Alternatives/Multi-Asset Solutions	0.6	1.5	1.8
	0.5	(1.2)	(2.4)
Total net long-term inflows	$7.2	$18.7	$21.9

Average assets under management by distribution channel and investment service are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
	(in billions)				(in billions)
Distribution Channel:
Institutions	$331.1	$287.4	$43.7	15.2%	$323.3	$280.9	$42.4	15.1%
Retail	299.5	239.8	59.7	24.8	284.1	231.1	53.0	23.0
Private Wealth Management	116.8	97.1	19.7	20.3	112.4	95.8	16.6	17.3
Total	$747.4	$624.3	$123.1	19.7%	$719.8	$607.8	$112.0	18.4%
Investment Service:
Equity Actively Managed	$262.8	$184.4	$78.4	42.6%	$244.2	$172.4	$71.8	41.7%
Equity Passively Managed(1)	70.4	58.0	12.4	21.2	67.8	55.9	11.9	21.3
Fixed Income Actively Managed – Taxable	252.5	253.0	(0.5)	(0.2)	254.8	253.5	1.3	0.5
Fixed Income Actively Managed – Tax-exempt	54.9	48.1	6.8	14.0	53.0	47.5	5.5	11.7
Fixed Income Passively Managed(1)	9.4	9.3	0.1	0.5	8.8	9.6	(0.8)	(8.7)
Alternatives/Multi-Asset Solutions(2)	97.4	71.5	25.9	36.2	91.2	68.9	22.3	32.4
Total	$747.4	$624.3	$123.1	19.7%	$719.8	$607.8	$112.0	18.4%

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

Our Institutional channel third quarter average AUM of $331.1 billion increased $43.7 billion, or 15.2%, compared to the third quarter of 2020, primarily due to this AUM increasing $38.0 billion, or 13.1%, to $327.5 billion over the last twelve months. The $38.0 billion increase primarily resulted from market appreciation of $30.6 billion and net inflows of $6.9 billion.

Index
Our Retail channel third quarter average AUM of $299.5 billion increased $59.7 billion, or 24.8%, compared to the third quarter of 2020, primarily due to this AUM increasing $55.9 billion, or 23.0%, to $298.8 billion over the last twelve months. The $55.9 billion increase primarily resulted from market appreciation of $42.6 billion and net inflows of $13.8 billion.
Our Private Wealth Management channel third quarter average AUM of $116.8 billion increased $19.7 billion, or 20.3%, compared to the third quarter of 2020, primarily due to this AUM increasing $17.5 billion, or 17.7%, to $115.9 billion over the last twelve months. The $17.5 billion increase primarily resulted from market appreciation of $16.3 billion and net inflows of $1.2 billion.
Absolute investment composite returns, gross of fees, and relative performance as of September 30, 2021 compared to benchmarks for certain representative Institutional equity and fixed income services are as follows:

	1-Year	3-Year(1)	5-Year(1)

Global High Income - Hedged (fixed income)
Absolute return	13.0%	6.1%	5.9%
Relative return (vs. Bloomberg Barclays Global High Yield Index - Hedged)	3.1	—	0.3
Global Plus - Hedged (fixed income)
Absolute return	1.5	5.1	3.4
Relative return (vs. Bloomberg Barclays Global Aggregate Index - Hedged)	2.1	0.5	0.5
Intermediate Municipal Bonds (fixed income)
Absolute return	3.3	4.3	2.8
Relative return (vs. Lipper Short/Int. Blended Muni Fund Avg)	1.5	1.0	0.7
U.S. Strategic Core Plus (fixed income)
Absolute return	0.5	5.9	3.6
Relative return (vs. Bloomberg Barclays U.S. Aggregate Index)	1.4	0.5	0.7
Emerging Market Debt (fixed income)
Absolute return	6.3	6.7	4.4
Relative return (vs. JPM EMBI Global/JPM EMBI)	2.4	1.0	0.8
Sustainable Global Thematic (equity)
Absolute return	29.4	22.5	20.0
Relative return (vs. MSCI ACWI Index)	2.0	9.9	6.8
International Strategic Core Equity (equity)
Absolute return	17.6	6.3	8.5
Relative return (vs. MSCI EAFE Index)	(8.1)	(1.3)	(0.3)
U.S. Small & Mid Cap Value (equity)
Absolute return	64.2	9.6	11.6
Relative return (vs. Russell 2500 Value Index)	9.8	0.7	1.1
U.S. Strategic Value (equity)
Absolute return	40.4	8.0	9.4
Relative return (vs. Russell 1000 Value Index)	5.4	(2.1)	(1.6)
U.S. Small Cap Growth (equity)
Absolute return	37.5	21.6	26.5
Relative return (vs. Russell 2000 Growth Index)	4.3	10.0	11.1
U.S. Large Cap Growth (equity)
Absolute return	28.5	23.1	23.4
Relative return (vs. Russell 1000 Growth Index)	1.2	1.1	0.6

Index

	1-Year	3-Year(1)	5-Year(1)
U.S. Small & Mid Cap Growth (equity)
Absolute return	32.9	19.6	23.7
Relative return (vs. Russell 2500 Growth Index)	0.9	3.6	5.5
Concentrated U.S. Growth (equity)
Absolute return	32.4	20.8	21.2
Relative return (vs. S&P 500 Index)	2.4	4.8	4.3
Select U.S. Equity (equity)
Absolute return	32.2	15.9	17.4
Relative return (vs. S&P 500 Index)	2.1	(0.1)	0.5
Strategic Equities (equity)
Absolute return	31.9	14.7	15.1
Relative return (vs. Russell 3000 Index)	0.1	(1.3)	(1.7)
Global Core Equity (equity)
Absolute return	28.1	13.2	14.3
Relative return (vs. MSCI ACWI Index)	0.7	0.6	1.1
U.S. Strategic Core Equity (equity)
Absolute return	23.1	13.5	13.7
Relative return (vs. S&P 500 Index)	(6.9)	(2.5)	(3.1)
Select U.S. Equity Long/Short (alternatives)
Absolute return	19.3	10.8	11.6
Relative return (vs. S&P 500 Index)	(10.8)	(5.2)	(5.3)

(1)Reflects annualized returns.

Index
Consolidated Results of Operations

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
	(in thousands, except per unit amounts)
Net revenues	$1,092,832	$900,038	$192,794	21.4%	$3,176,920	$2,645,643	$531,277	20.1%
Expenses	813,182	682,892	130,290	19.1	2,353,063	2,040,627	312,436	15.3
Operating income	279,650	217,146	62,504	28.8	823,857	605,016	218,841	36.2
Income taxes	16,029	9,089	6,940	76.4	45,254	29,949	15,305	51.1
Net income	263,621	208,057	55,564	26.7	778,603	575,067	203,536	35.4
Net (loss) income of consolidated entities attributable to non-controlling interests	(1,074)	81	(1,155)	n/m	2,207	(4,550)	6,757	n/m
Net income attributable to AB Unitholders	$264,695	$207,976	$56,719	27.3	$776,396	$579,617	$196,779	33.9

Diluted net income per AB Unit	$0.96	$0.77	$0.19	24.7	$2.82	$2.13	$0.69	32.4

Distributions per AB Unit	$0.96	$0.76	$0.20	26.3	$2.81	$2.15	$0.66	30.7

Operating margin (1)	25.7%	24.1%			25.9%	23.0%

(1)Operating income excluding net income (loss) attributable to non-controlling interests as a percentage of net revenues.

Net income attributable to AB Unitholders for the three months ended September 30, 2021 increased $56.7 million, or 27.3%, from the three months ended September 30, 2020. The increase is primarily due to (in millions):

Higher investment advisory base fees	$134.9
Higher distribution revenues	34.9
Higher Bernstein Research Services revenue	14.8
Higher performance-based fees	11.3
Lower amortization of intangible assets	5.3
Higher net loss of consolidated entities attributable to non-controlling interest	1.2
Higher employee compensation and benefits expense	(76.1)
Higher promotion and servicing expense	(46.5)
Higher general and administrative expenses	(12.7)
Higher income tax expense	(6.9)
Higher investment losses	(3.8)
Other	0.3
$56.7

Index
Net income attributable to AB Unitholders for the nine months ended September 30, 2021 increased $196.8 million, or 33.9%, from the nine months ended September 30, 2020. The increase is primarily due to (in millions):

Higher investment advisory base fees	$363.5
Higher distribution revenues	87.1
Higher performance-based fees	64.0
Higher investment gains	22.4
Lower amortization of intangible assets	15.5
Higher employee compensation and benefits expense	(206.0)
Higher promotion and servicing expense	(108.1)
Higher income tax expense	(15.3)
Higher general and administrative expenses	(15.1)
Higher net income of consolidated entities attributable to non-controlling interest	(6.8)
Lower Bernstein Research Services revenue	(3.3)
Other	(1.1)
$196.8

Units Outstanding

Each quarter, we consider whether to implement a plan to repurchase AB Holding Units pursuant to Rules 10b5-1 and 10b-18 under the Exchange Act. A plan of this type allows a company to repurchase its shares at times when it otherwise might be prevented from doing so because of self-imposed trading blackout periods or because it possesses material non-public information. Each broker we select has the authority under the terms and limitations specified in the plan to repurchase AB Holding Units on our behalf. Repurchases are subject to regulations promulgated by the SEC, as well as certain price, market volume and timing constraints specified in the plan. The plan adopted during the third quarter of 2021 expired at the close of business on October 27, 2021. We may adopt additional plans in the future to engage in open-market purchases of AB Holding Units to help fund anticipated obligations under our incentive compensation award program and for other corporate purposes.

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

Index

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands, except per unit amounts)
Net revenues, US GAAP basis	$1,092,832	$900,038	$3,176,920	$2,645,643
Adjustments:
Distribution-related adjustments:
Distribution revenues	(170,612)	(135,693)	(473,750)	(386,649)
Investment advisory services fees	(25,530)	(20,120)	(68,542)	(47,136)
Pass-through adjustments:
Investment advisory services fees	(4,017)	(3,888)	(12,615)	(11,599)
Other revenues	(9,359)	(9,344)	(28,119)	(31,828)
Impact of consolidated company-sponsored funds	968	(765)	(3,629)	1,818
Long-term incentive compensation-related investment gains and dividend and interest	(684)	(3,231)	(5,055)	(1,583)
Write-down of investment	—	—	—	859
Adjusted net revenues	$883,598	$726,997	$2,585,210	$2,169,525

Operating income, US GAAP basis	$279,650	$217,146	$823,857	$605,016
Adjustments:
Real estate	(985)	(985)	(2,956)	3,865
Long-term incentive compensation-related items	220	(416)	135	253
EQH award compensation	540	205	700	598
Write-down of investment	—	—	—	859
Acquisition-related expenses	217	356	419	1,687
Sub-total of non-GAAP adjustments	(8)	(840)	(1,702)	7,262
Less: Net (loss) income of consolidated entities attributable to non-controlling interests	(1,074)	81	2,207	(4,550)
Adjusted operating income	280,716	216,225	819,948	616,828
Adjusted income taxes	16,085	9,060	45,015	30,533
Adjusted net income	$264,631	$207,165	$774,933	$586,295

Diluted net income per AB Unit, GAAP basis	$0.96	$0.77	$2.82	$2.13
Impact of non-GAAP adjustments	—	(0.01)	—	0.02
Adjusted diluted net income per AB Unit	$0.96	$0.76	$2.82	$2.15

Operating margin, GAAP basis	25.7%	24.1%	25.9%	23.0%
Impact of non-GAAP adjustments	6.1	5.6	5.8	5.4
Adjusted operating margin	31.8%	29.7%	31.7%	28.4%

Adjusted operating income for the three months ended September 30, 2021 increased $64.5 million, or 29.8%, from the three months ended September 30, 2020, primarily due to higher investment advisory base fees of $129.4 million, higher Bernstein Research Services revenues of $14.8 million, higher performance-based fees of $11.3 million and lower amortization of intangible assets of $5.3 million, partially offset by higher employee compensation and benefits expense (excluding the impact of long-term incentive compensation-related items) of $77.7 million, higher general and administrative expenses of $13.3 million and higher promotion and servicing expenses of $6.2 million.

Adjusted operating income for the nine months ended September 30, 2021 increased $203.1 million, or 32.9%, from the nine months ended September 30, 2020, primarily due to higher investment advisory base fees of $340.7 million, higher performance-based fees of $66.6 million, lower amortization of intangible assets of $15.5 million and higher net investment gains of $8.5 million, partially offset by higher employee compensation and benefits expense (excluding the impact of long-term incentive compensation-related items) of $202.9 million, higher general and administrative expenses of $25.7 million and lower Bernstein Research Services revenues of $3.3 million.

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

Adjusted Operating Income

Adjusted operating income represents operating income on a US GAAP basis excluding (1) real estate charges (credits), (2) the impact on net revenues and compensation expense of the investment gains and losses (as well as the dividends and interest) associated with employee long-term incentive compensation-related investments, (3) our senior management's EQH award compensation, as discussed below, (4) the write-down of an investment discussed immediately above, (5) acquisition-related expenses, and (6) the impact of consolidated company-sponsored investment funds.

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

Index
The board of directors of EQH granted to Seth P. Bernstein, our CEO, equity awards in connection with EQH's IPO. Additionally, equity awards were granted to Mr. Bernstein and other members of AB's senior management for their membership on the EQH Management Committee. These individuals may receive additional equity or cash compensation from EQH in the future related to their service on the Management Committee. Any awards granted to these individuals by EQH are recorded as compensation expense in AB’s consolidated statement of income. The compensation expense associated with these awards has been excluded from our non-GAAP measures because they are non-cash and are based upon EQH's, and not AB's, financial performance.
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

Index
Net Revenues

The components of net revenues are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
	(in thousands)				(in thousands)
Investment advisory and services fees:
Institutions:
Base fees	$136,076	$115,581	$20,495	17.7%	$402,176	$335,225	$66,951	20.0%
Performance-based fees	2,993	4,181	(1,188)	(28.4)	9,907	7,169	2,738	38.2
	139,069	119,762	19,307	16.1	412,083	342,394	69,689	20.4
Retail:
Base fees	374,975	299,486	75,489	25.2	1,052,961	867,676	185,285	21.4
Performance-based fees	334	1,360	(1,026)	(75.4)	34,810	9,290	25,520	n/m
	375,309	300,846	74,463	24.8	1,087,771	876,966	210,805	24.0
Private Wealth Management:
Base fees	247,473	208,526	38,947	18.7	714,795	603,575	111,220	18.4
Performance-based fees	14,946	1,405	13,541	n/m	43,238	7,532	35,706	n/m
	262,419	209,931	52,488	25.0	758,033	611,107	146,926	24.0
Total:
Base fees	758,524	623,593	134,931	21.6	2,169,932	1,806,476	363,456	20.1
Performance-based fees	18,273	6,946	11,327	163.1	87,955	23,991	63,964	n/m
	776,797	630,539	146,258	23.2	2,257,887	1,830,467	427,420	23.4

Bernstein Research Services	113,340	98,514	14,826	15.0	338,016	341,346	(3,330)	(1.0)
Distribution revenues	170,612	135,693	34,919	25.7	473,750	386,649	87,101	22.5
Dividend and interest income	8,794	9,070	(276)	(3.0)	26,136	42,227	(16,091)	(38.1)
Investment (losses) gains	(2,724)	1,106	(3,830)	n/m	3,385	(19,011)	22,396	n/m
Other revenues	26,973	26,583	390	1.5	80,584	78,186	2,398	3.1
Total revenues	1,093,792	901,505	192,287	21.3	3,179,758	2,659,864	519,894	19.5
Less: Interest expense	960	1,467	(507)	(34.6)	2,838	14,221	(11,383)	(80.0)
Net revenues	$1,092,832	$900,038	$192,794	21.4	$3,176,920	$2,645,643	$531,277	20.1

Investment Advisory and Services Fees

Investment advisory and services fees are the largest component of our revenues. These fees generally are calculated as a percentage of the value of AUM as of a specified date, or as a percentage of the value of average AUM for the applicable billing period, and vary with the type of investment service, the size of account and the total amount of assets we manage for a particular client. Accordingly, fee income generally increases or decreases as AUM increase or decrease and is affected by market appreciation or depreciation, the addition of new client accounts or client contributions of additional assets to existing accounts, withdrawals of assets from and termination of client accounts, purchases and redemptions of mutual fund shares, shifts of assets between accounts or products with different fee structures, and acquisitions. Our average basis points realized (investment advisory and services fees divided by average AUM) generally approximate 30 to 105 basis points for actively-managed equity services, 10 to 70 basis points for actively-managed fixed income services and 2 to 20 basis points for

Index
passively-managed services. Average basis points realized for other services could range from 4 basis points for certain Institutional third party managed services to over 100 basis points for certain Retail and Private Wealth Management alternative services. These ranges include all-inclusive fee arrangements (covering investment management, trade execution and other services) for our Private Wealth Management clients.

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

We sometimes charge our clients performance-based fees. In these situations, we charge a base advisory fee and are eligible to earn an additional performance-based fee or incentive allocation that is calculated as either a percentage of absolute investment results or a percentage of investment results in excess of a stated benchmark over a specified period of time. Some performance-based fees include a high-watermark provision, which generally provides that if a client account underperforms relative to its performance target (whether absolute or relative to a specified benchmark), it must gain back such underperformance before we can collect future performance-based fees. Therefore, if we fail to achieve our performance target for a particular period, we will not earn a performance-based fee for that period and, for accounts with a high-watermark provision, our ability to earn future performance-based fees will be impaired. We are eligible to earn performance-based fees on 6.3%, 8.8% and 0.7% of the assets we manage for institutional clients, private wealth clients and retail clients, respectively (in total, 4.4% of our AUM).

For the three months ended September 30, 2021, our investment advisory and services fees increased by $146.3 million, or 23.2%, from the three months ended September 30, 2020, due to a $134.9 million, or 21.6%, increase in base fees and a $11.3 million increase in performance-based fees. The increase in base fees is primarily due to a 19.7% increase in average AUM. For the nine months ended September 30, 2021, our investment advisory and services fees increased by $427.4 million, or 23.4%, from the nine months ended September 30, 2020, due to a $363.5 million, or 20.1%, increase in base fees and a $64.0 million increase in performance-based fees. The increase in base fees is primarily due to an 18.4% increase in average AUM.

Institutional investment advisory and services fees for the three months ended September 30, 2021 increased by $19.3 million, or 16.1%, from the three months ended September 30, 2020, due to a $20.5 million, or 17.7%, increase in base fees and a $1.2 million decrease in performance-based fees. The increase in base fees is primarily due a 15.2% increase in average AUM. Institutional investment advisory and service fees for the nine months ended September 30, 2021 increased by $69.7 million, or 20.4%, from the nine months ended September 30, 2020, due to a $67.0 million, or 20.0%, increase in base fees and a $2.7 million increase in performance-based fees. The increase in base fees is primarily due to a 15.1% increase in average AUM, as well as a shift in product mix to active equities, which generally have higher fees.

Retail investment advisory and services fees for the three months ended September 30, 2021 increased by $74.5 million, or 24.8%, from the three months ended September 30, 2020, due to a $75.5 million, or 25.2% increase in base fees and a $1.0 million decrease in performance-based fees. The increase in base fees is primarily due to a 24.8% increase in average AUM. Retail investment advisory and service fees for the nine months ended September 30, 2021 increased by $210.8 million, or 24.0%, from the nine months ended September 30, 2020, primarily due to an increase in base fees of $185.3 million, or 21.4% and a $25.5 million increase in performance-based fees. The increase in base fees is primarily due to a 23.0% increase in average AUM.

Private Wealth Management investment advisory and services fees for the three months ended September 30, 2021 increased by $52.5 million, or 25.0%, from the three months ended September 30, 2020, due to a $38.9 million, or 18.7%, increase in base fees and a $13.5 million increase in performance-based fees. The increase in base fees is primarily due to a 20.3% increase in average AUM. Private Wealth Management investment and advisory services fees for the nine months ended September 30, 2021 increased by $146.9 million, or 24.0%, from the nine months ended September 30, 2020, due to an

Index
increase in base fees of $111.2 million, or 18.4%, and a $35.7 million increase in performance-based fees. The increase in base fees is primarily due to a 17.3% increase in average AUM.

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
Revenues from Bernstein Research Services for the three months ended September 30, 2021 increased $14.8 million, or 15.0%, from the three months ended September 30, 2020, due to higher customer trading activity and research payments across all regions. For the nine months ended September 30, 2021, Bernstein Research Services revenue decreased $3.3 million, or 1.0%, compared to the nine months ended September 30, 2020 due to lower trading activity driven by lower global market volatility as compared to the COVID-related surge for the nine months ended September 30, 2020. This was partially offset by higher research payments.

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

Distribution revenues for the three months ended September 30, 2021 increased $34.9 million, or 25.7%, from the three months ended September 30, 2020, primarily due to the corresponding average AUM of these mutual funds increasing 18.8%, as well as an increase in the overall portfolio fee rate. For the nine months ended September 30, 2021, distribution revenues increased $87.1 million, or 22.5%, compared to the nine months ended September 30, 2020, primarily due to the corresponding average AUM of these mutual funds increasing 18.1%, as well as an increase in the overall portfolio fee rate.

Dividend and Interest Income and Interest Expense

Dividend and interest income consists primarily of investment income and interest earned on customer margin balances and U.S. Treasury Bills as well as dividend and interest income in our consolidated company-sponsored investment funds. Interest expense principally reflects interest accrued on cash balances in customers’ brokerage accounts.

Dividend and interest income for the three months ended September 30, 2021 decreased $0.3 million, or 3.0%, from the three months ended September 30, 2020, primarily due to lower interest on U.S Treasury Bills, partially offset by higher interest earned on customer margin balances. Interest expense for the three months ended September 30, 2021 decreased $0.5 million, or 34.6%, from the three months ended September 30, 2020, due to lower interest paid on cash balances in customers' brokerage accounts. For the nine months ended September 30, 2021, dividend and interest income decreased $16.1 million, or 38.1%, compared to the nine months ended September 30, 2020, primarily due to lower interest earned on U.S. Treasury bills, lower dividend and interest income in our consolidated company-sponsored investment funds and lower interest earned on customer margin balances. Interest expense for the nine months ended September 30, 2021 decreased $11.4 million, or 80.0%, compared to the nine months ended September 30, 2020, due to lower interest paid on cash balances in customers' brokerage accounts.

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

Index
Investment gains (losses) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Long-term incentive compensation-related investments:
Realized gains	$112	$1,277	$2,212	$2,685
Unrealized gains (losses)	508	1,862	2,620	(1,387)

Investments held by consolidated company-sponsored investment funds:
Realized (losses) gains	(1,333)	694	327	(707)
Unrealized (losses) gains	(4,814)	3,684	(3,878)	(8,254)

Seed capital investments:
Realized gains (losses)
Seed capital and other	2,938	17,694	17,621	22,582
Derivatives	(1,760)	(12,568)	(20,230)	(13,458)
Unrealized gains (losses)
Seed capital and other	(1,630)	(8,165)	(7,460)	(17,505)
Derivatives	3,651	(1,518)	13,027	(1,964)

Brokerage-related investments:
Realized (losses)	(358)	(2,355)	(546)	(881)
Unrealized (losses) gains	(38)	501	(308)	(122)
	$(2,724)	$1,106	$3,385	$(19,011)

Other Revenues

Other revenues consist of fees earned for transfer agency services provided to company-sponsored mutual funds, fees earned for administration and recordkeeping services provided to company-sponsored mutual funds and the general accounts of EQH and its subsidiaries, and other miscellaneous revenues. Other revenues for the three months ended September 30, 2021 increased $0.4 million, or 1.5%, compared to the three months ended September 30, 2020, primarily due to higher shareholder servicing fees, partially offset by lower brokerage income. Other revenues for the nine months ended September 30, 2021 increased $2.4 million, or 3.1%, compared to the nine months ended September 30, 2020, primarily due to higher shareholder servicing fees, partially offset by lower brokerage income.

Index
Expenses

The components of expenses are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
	(in thousands)				(in thousands)
Employee compensation and benefits	$433,928	$357,821	$76,107	21.3%	$1,275,694	$1,069,731	$205,963	19.3%
Promotion and servicing:
Distribution-related payments	187,411	148,380	39,031	26.3	517,426	414,203	103,223	24.9
Amortization of deferred sales commissions	8,731	7,434	1,297	17.4	24,866	19,582	5,284	27.0
Trade execution, marketing, T&E and other	47,428	41,220	6,208	15.1	140,677	141,118	(441)	(0.3)
	243,570	197,034	46,536	23.6	682,969	574,903	108,066	18.8
General and administrative:
General and administrative	132,064	119,318	12,746	10.7	383,611	363,009	20,602	5.7
Real estate charges	—	—	—	—	—	5,526	(5,526)	(100.0)
	132,064	119,318	12,746	10.7	383,611	368,535	15,076	4.1
Contingent payment arrangements	838	813	25	3.1	2,472	2,413	59	2.4
Interest on borrowings	1,280	1,073	207	19.3	3,815	5,003	(1,188)	(23.7)
Amortization of intangible assets	1,502	6,833	(5,331)	(78.0)	4,502	20,042	(15,540)	(77.5)
Total	$813,182	$682,892	$130,290	19.1	$2,353,063	$2,040,627	$312,436	15.3

Employee Compensation and Benefits

Employee compensation and benefits consist of base compensation (including salaries and severance), annual short-term incentive compensation awards (cash bonuses), annual long-term incentive compensation awards, commissions, fringe benefits and other employment costs (including recruitment, training, temporary help and meals).

Compensation expense as a percentage of net revenues was 39.7% and 39.8% for the three months ended September 30, 2021 and 2020, respectively. Compensation expense as a percentage of net revenues was 40.2% and 40.4% for the nine months ended September 30, 2021 and 2020, respectively. Compensation expense generally is determined on a discretionary basis and is primarily a function of our firm’s current-year financial performance. The amounts of incentive compensation we award are designed to motivate, reward and retain top talent while aligning our executives' interests with the interests of our Unitholders. Senior management, with the approval of the Compensation and Workplace Practices Committee of the Board of Directors of AllianceBernstein Corporation (“Compensation Committee”), periodically confirms that the appropriate metric to consider in determining the amount of incentive compensation is the ratio of adjusted employee compensation and benefits expense to adjusted net revenues. Adjusted net revenues used in the adjusted compensation ratio are the same as the adjusted net revenues presented as a non-GAAP measure (discussed earlier in this Item 2). Adjusted employee compensation and benefits expense is total employee compensation and benefits expense minus other employment costs such as recruitment, training, temporary help and meals (which was 0.9% of adjusted net revenues for the three months ended September 30, 2021 and 0.8% for the nine months ended September 30, 2021), and excludes the impact of mark-to-market vesting expense, as well as dividends and interest expense, associated with employee long-term incentive compensation-related investments and the amortization expense associated with the awards issued by EQH to some of our firm's senior management relating to their roles as members of the EQH Management Committee. Senior management, with the approval of the Compensation Committee, has established as an objective that adjusted employee compensation and benefits expense generally should not exceed 50% of our adjusted net

Index
revenues, except in unexpected or unusual circumstances. Also, our adjusted compensation ratio reflects a balancing of the need to keep compensation levels competitive with industry peers in order to attract, motivate and retain highly-qualified talent with the need to maintain strong operating leverage in our business. The Compensation Committee works with management to help ensure both needs are sufficiently addressed. Our ratio of adjusted compensation expense as a percentage of adjusted net revenues was 48.0% for the three months ended September 30, 2021 and 2020. Our ratio of adjusted compensation expense as a percentage of adjusted net revenues was 48.3% for the nine months September 30, 2021 and 2020.

For the three months ended September 30, 2021, employee compensation and benefits expense increased $76.1 million, or 21.3%, compared to the three months ended September 30, 2020, primarily due to higher incentive compensation of $50.7 million, higher base compensation of $11.8 million, higher commissions of $5.8 million, higher fringes of $5.3 million and higher other employment costs of $2.5 million. For the nine months ended September 30, 2021, employee compensation and benefits expense increased $206.0 million, or 19.3%, compared to the nine months ended September 30, 2020, primarily due to higher incentive compensation of $149.1 million, higher base compensation of $27.5 million, higher fringes of $15.0 million, higher commissions of $12.8 million and higher other employment costs of $1.7 million.

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

Promotion and servicing expenses increased $46.5 million, or 23.6%, during the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase primarily was due to higher distribution-related payments of $39.1 million, higher transfer fees of $3.4 million, higher marketing and communication expenses of $1.9 million, higher travel and entertainment expenses of $1.7 million and higher amortization of deferred sales commissions of $1.3 million, offset by lower trade execution expenses of $0.7 million. During the three months ended September 30, 2020, we experienced cost savings in travel and entertainment and marketing expense primarily driven by COVID-19. These expense items have since increased as business activity has started to normalize, and we expect business activity, and these expenses, to continue to normalize through the remainder of 2021 and future periods, assuming the pandemic continues to recede. Promotion and servicing expenses increased $108.1 million, or 18.8%, during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase primarily was due to higher distribution-related payments of $103.2 million, higher transfer fees of $7.2 million, higher amortization of deferred sales commissions of $5.3 million and higher marketing and communications expenses of $1.0 million, offset by lower trade execution expenses of $4.7 million and lower travel and entertainment expenses of $3.9 million.

General and Administrative

General and administrative expenses include portfolio services expenses, technology expenses, professional fees and office-related expenses (occupancy, communications and similar expenses). General and administrative expenses as a percentage of net revenues were 12.1% and 13.3% for the three months ended September 30, 2021 and 2020, respectively. General and administrative expenses increased $12.7 million, or 10.7%, during the three months ended September 30, 2021 compared to the corresponding period in 2020, primarily due to higher technology fees of $5.4 million, higher office-related expenses of $5.3 million and higher portfolio servicing fees of $3.8 million, partially offset by lower professional fees of $1.0 million. General and administrative expenses as a percentage of net revenues were 12.1% and 13.9% (13.7% excluding real estate charges) for the nine months ended September 30, 2021 and 2020, respectively. General and administrative expenses increased $15.1 million, or 4.1%, during the first nine months of 2021 compared to the nine months ended September 30, 2020, primarily due to higher technology fees of $6.6 million, higher portfolio servicing fees of $5.7 million and higher errors of $3.5 million, partially offset by a relocation incentive credit of $1.0 million.

Contingent Payment Arrangements

Contingent payment arrangements reflect changes in estimates of contingent payment liabilities associated with acquisitions in previous periods, as well as accretion expense of these liabilities. There were no changes in our estimates during the first nine months of 2021 or 2020.

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

Income tax expense for the three months ended September 30, 2021 increased $6.9 million, or 76.4%, compared to the three months ended September 30, 2020. Income tax expense for the nine months ended September 30, 2021 increased $15.3 million, or 51.1%, compared to the nine months ended September 30, 2020. The increase in income tax expense is due to higher foreign income in both the three and nine month periods ended September 30, 2021, which carries a higher tax rate than domestic income. There were no material changes to uncertain tax positions (FIN 48 reserves) or valuation allowances against deferred tax assets for the three and nine months ended September 30, 2021.

Net Income (Loss) of Consolidated Entities Attributable to Non-Controlling Interests

Net income (loss) of consolidated entities attributable to non-controlling interests primarily consists of limited partner interests owned by other investors in our consolidated company-sponsored investment funds. For the three months ended September 30, 2021, we had $1.1 million in net losses of consolidated entities attributable to non-controlling interests compared to net gains of $0.1 million for the three months ended September 30, 2020. For the nine months ended September 30, 2021, we had $2.2 million of net gains of consolidated entities attributable to non-controlling interests compared to net losses of $4.6 million for the nine months ended September 30, 2020. Fluctuations period-to-period result primarily from the number of consolidated company-sponsored investment funds and their respective market performance.

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

During the first nine months of 2021, net cash provided by operating activities was $1.4 billion, compared to $1.6 billion during the corresponding 2020 period. The change reflects net activity of our consolidated funds of $325.6 million and an increase in other assets of $222.9 million, partially offset by higher earnings of $204.6 million, an increase in accrued compensation and benefits of $101.0 million, an increase in accounts payable and accrued expenses of $41.1 million and lower net purchases of broker-dealer investments of $32.1 million.

During the first nine months of 2021, net cash used in investing activities was $55.9 million, compared to $25.9 million during the corresponding 2020 period. The change is primarily due to higher purchases of furniture, equipment and leasehold improvements of $39.7 million, offset by lower cash paid for acquisitions of $9.8 million.

During the first nine months of 2021, net cash used in financing activities decreased $41.7 million from the corresponding 2020 period. The change reflects the net purchases of non-controlling interests of consolidated company-sponsored investment funds during first nine months of 2021 as compared to net redemptions in the corresponding 2020 period (impact of $277.3 million), partially offset by higher distributions to the General Partner and Unitholders of $166.9 million as a result of higher earnings (distributions on earnings are paid one quarter in arrears) and an increase in the net purchases of AB Holding Units to fund long-term incentive compensation plans of $68.0 million.

As of September 30, 2021, AB had $1.2 billion of cash and cash equivalents (excluding cash and cash equivalents of consolidated company-sponsored investment funds), all of which is available for liquidity but consist primarily of cash on deposit for our broker-dealers related to various customer clearing activities, and cash held by foreign subsidiaries of $698.9 million.

Index
Debt and Credit Facilities

See Note 16 and Note 18 to AB’s condensed consolidated financial statements contained in Item 1, for disclosures relating to our debt and credit facilities.

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

During 2010, as general partner of AllianceBernstein U.S. Real Estate L.P. (“Real Estate Fund”), we committed to invest $25.0 million in the Real Estate Fund. As of September 30, 2021, we had funded $22.4 million of this commitment. During 2014, as general partner of AllianceBernstein U.S. Real Estate II L.P. (“Real Estate Fund II”), we committed to invest $27.3 million, as amended in 2020, in Real Estate Fund II. As of September 30, 2021, we had funded $21.0 million of this commitment.

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

Index
•The Adverse Impact of COVID-19: The severity of any possible adverse impact on our AUM and revenues of any new economic downturn caused by a possible resurgence of the COVID-19 pandemic would depend on the depth and length of any such downturn and its impact on the companies in which we invest. Our conclusions about the possible adverse impact on us are based on our assumptions that the recovery from any such possible new economic downturn would be gradual and that there could again be significant, lasting high unemployment and economic damage. We believe that these assumptions are reasonable, but they may not be correct and economic conditions likely will differ from our assumptions.
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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the third quarter of 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index
Part II

OTHER INFORMATION

Item 1.     Legal Proceedings

See Note 12 to the condensed consolidated financial statements contained in Part I, Item 1.

Item 1A.     Risk Factors

On September 10, 2021, Senate Finance Committee Chair Ron Wyden released draft legislation that would make significant changes to the current partnership tax rules. While it is highly uncertain whether the draft legislation will become law, if the draft legislation were to be enacted in its current form AB Holding would lose its status as a “grandfathered” PTP and become subject to federal and state corporate income tax and pay significantly more federal and state corporate income tax. See Part 1, Item 1A "Risk Factors" in our Annual Report on Form 10-K ("AB 10-K") for the fiscal year ended December 31, 2020 for further details surrounding changes in the tax law governing partnerships.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

AB Units bought by us or one of our affiliates during the third quarter of 2021 are as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of AB Units Purchased	Average Price Paid Per AB Unit, net of Commissions	Total Number of AB Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of AB Units that May Yet Be Purchased Under the Plans or Programs
7/1/21 - 7/31/21	—	$—	—	—
8/1/21 - 8/31/21	—	—	—	—
9/1/21 - 9/30/21(1)	4,000	51.58	—	—
Total	4,000	$51.58	—	—

(1)During September 2021, AB purchased 4,000 AB Units in private transactions.

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

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL (included in Exhibit 101).

Index
SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	October 28, 2021	ALLIANCEBERNSTEIN L.P.

		By:	/s/ Ali Dibadj
Ali Dibadj
Chief Financial Officer & Head of Strategy

		By:	/s/ William R. Siemers
William R. Siemers
Chief Accounting Officer