Form 10-Q
period 2022-03-31
ALLIANCEBERNSTEIN L.P.
filed 2022-04-29
CIK 1109448

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

The number of units of limited partnership interest outstanding as of March 31, 2022 was 271,775,790.

Index
ALLIANCEBERNSTEIN L.P.

Index
Part I
FINANCIAL INFORMATION
Item 1.    Financial Statements
ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition
(in thousands, except unit amounts)
(unaudited)

	March 31, 2022	December 31, 2021
ASSETS
Cash and cash equivalents	$1,113,223	$1,285,700
Cash and securities segregated, at fair value (cost: $1,692,566 and $1,503,554)	1,692,626	1,503,957
Receivables, net:
Brokers and dealers	317,293	65,897
Brokerage clients	2,013,265	2,059,842
AB funds fees	287,872	340,158
Other fees	177,381	185,653
Investments:
Long-term incentive compensation-related	52,461	63,839
Other	191,022	209,579
Assets of consolidated company-sponsored investment funds:
Cash and cash equivalents	24,145	90,326
Investments	486,926	613,025
Other assets	30,594	30,461
Furniture, equipment and leasehold improvements, net	165,101	169,175
Goodwill	3,091,767	3,091,763
Intangible assets, net	40,426	41,531
Deferred sales commissions, net	69,078	74,899
Right-of-use assets	408,508	421,980
Other assets	373,718	262,303
Total assets	$10,535,406	$10,510,088

LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST AND CAPITAL
Liabilities:
Payables:
Brokers and dealers	$363,669	$265,957
Securities sold not yet purchased	3,648	3,828
Brokerage clients	3,671,032	3,603,558
AB mutual funds	87,106	94,962
Accounts payable and accrued expenses	260,665	257,307
Lease liabilities	475,790	490,735
Liabilities of consolidated company-sponsored investment funds	36,774	87,000
Accrued compensation and benefits	412,002	369,649
Debt	850,000	755,000
Total liabilities	6,160,686	5,927,996

Index

	March 31, 2022	December 31, 2021
Commitments and contingencies (See Note 12)

Redeemable non-controlling interest of consolidated entities	338,021	421,169

Capital:
General Partner	41,832	42,850
Limited partners: 271,775,790 and 271,453,043 units issued and outstanding	4,235,643	4,336,211
Receivables from affiliates	(8,126)	(8,333)
AB Holding Units held for long-term incentive compensation plans	(130,914)	(119,470)
Accumulated other comprehensive loss	(101,736)	(90,335)
Partners’ capital attributable to AB Unitholders	4,036,699	4,160,923
Total liabilities, redeemable non-controlling interest and capital	$10,535,406	$10,510,088

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index
ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(in thousands, except per unit amounts)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Revenues:
Investment advisory and services fees	$823,782	$703,466
Bernstein research services	117,807	119,021
Distribution revenues	168,341	147,600
Dividend and interest income	11,475	8,684
Investment (losses) gains	(39,024)	1,928
Other revenues	26,155	27,711
Total revenues	1,108,536	1,008,410
Less: Interest expense	2,849	1,144
Net revenues	1,105,687	1,007,266

Expenses:
Employee compensation and benefits	439,420	406,059
Promotion and servicing:
Distribution-related payments	176,244	162,254
Amortization of deferred sales commissions	9,383	7,899
Trade execution, marketing, T&E and other	51,227	46,678
General and administrative	177,625	120,223
Contingent payment arrangements	838	796
Interest on borrowings	1,411	1,294
Amortization of intangible assets	1,136	1,479
Total expenses	857,284	746,682

Operating income	248,403	260,584

Income taxes	12,721	16,745

Net income	235,682	243,839

Net (loss) of consolidated entities attributable to non-controlling interests	(25,045)	(292)

Net income attributable to AB Unitholders	$260,727	$244,131

Net income per AB Unit:
Basic	$0.95	$0.89
Diluted	$0.95	$0.89

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index
ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2022	2021

Net income	$235,682	$243,839
Other comprehensive (loss):
Foreign currency translation adjustments, before tax	(11,822)	(7,138)
Income tax benefit	101	22
Foreign currency translation adjustments, net of tax	(11,721)	(7,116)
Changes in employee benefit related items:
Amortization of prior service cost	6	6
Recognized actuarial gain	323	81
Changes in employee benefit related items	329	87
Income tax (expense)	(9)	—
Employee benefit related items, net of tax	320	87
Other comprehensive (loss)	(11,401)	(7,029)
Less: Comprehensive (loss) in consolidated entities attributable to non-controlling interests	(25,045)	(292)
Comprehensive income attributable to AB Unitholders	$249,326	$237,102

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index
ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Partners' Capital
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2022	2021
General Partner’s Capital
Balance, beginning of period	$42,850	$41,776
Net income	2,607	2,441
Cash distributions to General Partner	(3,781)	(2,898)
Long-term incentive compensation plans activity	(1)	(7)
Issuance of AB Units, net	157	710
Balance, end of period	41,832	42,022
Limited Partners' Capital
Balance, beginning of period	4,336,211	4,229,485
Net income	258,120	241,690
Cash distributions to Unitholders	(374,029)	(286,813)
Long-term incentive compensation plans activity	(157)	(708)
Issuance of AB Units, net	15,498	70,250
Balance, end of period	4,235,643	4,253,904
Receivables from Affiliates
Balance, beginning of period	(8,333)	(8,316)
Long-term incentive compensation awards expense	174	142
Capital contributions from AB Holding	33	6,449
Balance, end of period	(8,126)	(1,725)
AB Holding Units held for Long-term Incentive Compensation Plans
Balance, beginning of period	(119,470)	(57,219)
Purchases of AB Holding Units to fund long-term compensation plans, net	(13,822)	(35,854)
(Issuance) of AB Units, net	(15,655)	(71,013)
Long-term incentive compensation awards expense	18,442	18,002
Re-valuation of AB Holding Units held in rabbi trust	(409)	2,277
Balance, end of period	(130,914)	(143,807)
Accumulated Other Comprehensive (Loss)
Balance, beginning of period	(90,335)	(94,203)
Foreign currency translation adjustment, net of tax	(11,721)	(7,116)
Changes in employee benefit related items, net of tax	320	87
Balance, end of period	(101,736)	(101,232)
Total Partners' Capital attributable to AB Unitholders	4,036,699	4,049,162
See Accompanying Notes to Condensed Consolidated Financial Statements.

Index
ALLIANCEBERNSTEIN L.P. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2022	2021

Cash flows from operating activities:
Net income	$235,682	$243,839

Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred sales commissions	9,383	7,899
Non-cash long-term incentive compensation expense	18,616	18,144
Depreciation and other amortization	11,124	10,967
Unrealized losses (gains) on investments	21,024	(175)
Unrealized losses on investments of consolidated company-sponsored investment funds	40,898	6,941
Non-cash lease expense	26,557	23,907
Other, net	4,395	10,977
Changes in assets and liabilities:
(Increase) decrease in securities, segregated	(188,669)	340,605
(Increase) in receivables	(193,178)	(117,622)
Decrease in investments	8,434	53,493
Decrease (increase) in investments of consolidated company-sponsored investment funds	85,201	(12,401)
(Increase) in deferred sales commissions	(3,562)	(10,952)
(Increase) in other assets	(111,939)	(68,957)
(Decrease) increase in other assets and liabilities of consolidated company-sponsored investment funds, net	(50,360)	3,681
Increase (decrease) in payables	199,166	(218,887)
Increase (decrease) in accounts payable and accrued expenses	20,473	(1,566)
Increase in accrued compensation and benefits	43,766	66,909
Cash payments to relieve operating lease liabilities	(26,828)	(28,007)
Net cash provided by operating activities	150,183	328,795

Cash flows from investing activities:
Purchases of furniture, equipment and leasehold improvements	(6,237)	(15,584)
Acquisition of business, net of cash acquired	—	(3,795)
Net cash used in investing activities	(6,237)	(19,379)

Index

	Three Months Ended March 31,
	2022	2021
Cash flows from financing activities:
Borrowings (repayments) of debt, net	95,000	(50,000)
(Decrease) in overdrafts payable	(14,736)	(1,190)
Distributions to General Partner and Unitholders	(377,810)	(289,711)
(Redemptions) of non-controlling interest in consolidated company-sponsored investment funds, net	(58,103)	(13,500)
Capital contributions (from) to affiliates	(529)	6,096
Additional investments by AB Holding with proceeds from exercise of compensatory options to buy AB Holding Units	—	1,914
Purchases of AB Holding Units to fund long-term incentive compensation plan awards, net	(13,822)	(35,854)
Other	(1,173)	(475)
Net cash used in financing activities	(371,173)	(382,720)
Effect of exchange rate changes on cash and cash equivalents	(11,431)	(1,589)

Net decrease in cash and cash equivalents	(238,658)	(74,893)
Cash and cash equivalents as of beginning of the period	1,376,026	1,073,906
Cash and cash equivalents as of end of the period	$1,137,368	$999,013

Non-cash investing activities:
Fair value of assets acquired (less cash acquired of $2.8 million in the first quarter of 2021)	$—	$12,962
Fair value of liabilities assumed	$—	$1,642

Non-cash financing activities:
Payables recorded under contingent payment arrangements	$—	$7,525

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index
ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2022
(unaudited)

The words “we” and “our” refer collectively to AllianceBernstein L.P. and its subsidiaries (“AB”), or to their officers and employees. Similarly, the word “company” refers to AB. These statements should be read in conjunction with AB’s audited consolidated financial statements included in AB’s Form 10-K for the year ended December 31, 2021.

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

•    Private Wealth Services – servicing our private clients, including high-net-worth individuals and families, trusts and estates, charitable foundations, partnerships, private and family corporations, and other entities, by means of separately-managed accounts, hedge funds, mutual funds and other investment vehicles.

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

Index
Organization

As of March 31, 2022, EQH owned approximately 4.0% of the issued and outstanding units representing assignments of beneficial ownership of limited partnership interests in AllianceBernstein Holding L.P. (“AB Holding Units”). AllianceBernstein Corporation (an indirect wholly-owned subsidiary of EQH, “General Partner”) is the general partner of both AllianceBernstein Holding L.P. (“AB Holding”) and AB. AllianceBernstein Corporation owns 100,000 general partnership units in AB Holding and a 1.0% general partnership interest in AB.

As of March 31, 2022, the ownership structure of AB, including limited partnership units outstanding as well as the general partner's 1.0% interest, was as follows:

EQH and its subsidiaries	63.0%
AB Holding	36.3
Unaffiliated holders	0.7
100.0%

Including both the general partnership and limited partnership interests in AB Holding and AB, EQH and its subsidiaries had an approximate 64.5% economic interest in AB as of March 31, 2022.

Basis of Presentation

The interim condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the interim results, have been made. The preparation of the condensed consolidated financial statements requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the interim reporting periods. Actual results could differ from those estimates. The condensed consolidated statement of financial condition as of December 31, 2021 was derived from audited financial statements. Certain disclosures included in the annual financial statements have been condensed or omitted from these financial statements as they are not required for interim financial statements under principles generally accepted in the United States of America ("GAAP") and the rules of the SEC.

Principles of Consolidation

The condensed consolidated financial statements include AB and its majority-owned and/or controlled subsidiaries, and the consolidated entities that are considered to be variable interest entities (“VIEs”) and/or voting interest entities (“VOEs”) in which AB has a controlling financial interest. Non-controlling interests on the condensed consolidated statements of financial condition include the portion of consolidated company-sponsored investment funds in which we do not have direct equity ownership. All significant inter-company transactions and balances among the consolidated entities have been eliminated.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period's presentation. Amounts previously presented on the Statement of Cash Flows as (increase) decrease in right-of-use assets and increase (decrease) in lease liabilities during 2021 are now presented net as "Cash payments to relieve operating lease liabilities". Non-cash lease expense under adjustments to reconcile net income to net cash provided by operating activities formerly classified as "Depreciation and other amortization" during 2021 are now classified separately on the Statement of Cash Flows as "Non-cash lease expense". Amounts previously classified under Financing "Other" related to non-cash accretion expense associated with our contingent payment arrangements during 2021 have been reclassified to non-cash "Other, net" under adjustments to reconcile net income to net cash provided by operating activities.

Subsequent Events
We have evaluated subsequent events through the date that these financial statements were filed with the SEC and did not identify any subsequent events that would require disclosure in these financial statements.

Index

2.     Significant Accounting Policies

During the first quarter of 2022, there have been no recently adopted accounting pronouncements or pronouncements not yet adopted.

3. Revenue Recognition

Revenues for the three months ended March 31, 2022 and 2021 consisted of the following:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Subject to contracts with customers:
Investment advisory and services fees
Base fees	$747,813	$687,691
Performance-based fees	75,969	15,775
Bernstein research services	117,807	119,021
Distribution revenues
All-in-management fees	81,221	85,182
12b-1 fees	19,517	20,034
Other distribution fees	67,603	42,384
Other revenues
Shareholder servicing fees	22,414	21,695
Other	3,509	5,683
	1,135,853	997,465
Not subject to contracts with customers:
Dividend and interest income, net of interest expense	8,626	7,540
Investment (losses) gains	(39,024)	1,928
Other revenues	232	333
	(30,166)	9,801
Total net revenues	$1,105,687	$1,007,266

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

Index
Repurchases and retention of AB Holding Units for the three months ended March 31, 2022 and 2021 consisted of the following:

	Three Months Ended March 31,
	2022	2021
	(in millions)
Total amount of AB Holding Units Purchased/Retained (1)	0.3	1.0
Total Cash Paid for AB Holding Units Purchased/Retained (1)	$14.0	$37.4
Open Market Purchases of AB Holding Units Purchased (1)	—	0.6
Total Cash Paid for Open Market Purchases of AB Holding Units (1)	$—	$24.2
(1) Purchased on a trade date basis. The difference between open-market purchases and units retained reflects the retention of AB Holding Units from employees to fulfill statutory tax withholding requirements at the time of delivery of long-term incentive compensation awards.
Purchases of AB Holding Units reflected on the condensed consolidated statements of cash flows are net of AB Holding Unit purchases by employees as part of a distribution reinvestment election.

Each quarter, we consider whether to implement a plan to repurchase AB Holding Units pursuant to Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended ("Exchange Act"). A plan of this type allows a company to repurchase its shares at times when it otherwise might be prevented from doing so because of self-imposed trading blackout periods or because it possesses material non-public information. Each broker we select has the authority under the terms and limitations specified in the plan to repurchase AB Holding Units on our behalf. Repurchases are subject to regulations promulgated by the SEC as well as certain price, market volume and timing constraints specified in the plan. We did not adopt a plan during the first quarter of 2022. We may adopt additional plans in the future to engage in open-market purchases of AB Holding Units to help fund anticipated obligations under our incentive compensation award program and for other corporate purposes.

During the first three months of 2022 and 2021, we awarded to employees and Eligible Directors 0.7 million and 3.4 million restricted AB Holding Unit awards, respectively. We use any AB Holding Units repurchased during the applicable period and newly-issued AB Holding Units to fund these awards.

During the first three months of 2022 and 2021, AB Holding had no issuances and 0.1 million issuances of AB Holding Units, respectively, upon exercise of options to buy AB Holding Units. AB Holding used the proceeds of zero and $1.9 million, respectively, received from award recipients as payment in cash for the exercise price to purchase the equivalent number of newly-issued AB Units.

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

	Three Months Ended March 31,
	2022	2021
	(in thousands, except per unit amounts)
Net income attributable to AB Unitholders	$260,727	$244,131

Weighted average limited partnership units outstanding – basic	271,383	272,332
Dilutive effect of compensatory options to buy AB Holding Units	3	32
Weighted average limited partnership units outstanding – diluted	271,386	272,364
Basic net income per AB Unit	$0.95	$0.89
Diluted net income per AB Unit	$0.95	$0.89

Index

There were no anti-dilutive options excluded from diluted net income in the three months ended March 31, 2022 or 2021, respectively.

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

On April 29, 2022, the General Partner declared a distribution of $0.99 per AB Unit, representing a distribution of Available Cash Flow for the three months ended March 31, 2022. The General Partner, as a result of its 1% general partnership interest, is entitled to receive 1% of each distribution. The distribution is payable on May 26, 2022 to holders of record on May 9, 2022.

7.     Cash and Securities Segregated Under Federal Regulations and Other Requirements

As of March 31, 2022 and December 31, 2021, $1.7 billion and $1.5 billion, respectively, of U.S. Treasury Bills were segregated in a special reserve bank custody account for the exclusive benefit of our brokerage customers under Rule 15c3-3 of the Exchange Act.

8.     Investments

Investments consist of:

	March 31, 2022	December 31, 2021
	(in thousands)
Equity securities:
Long-term incentive compensation-related	$24,128	$32,237
Seed capital	127,383	133,992
Other	2,232	18,243
Exchange-traded options	445	1,893
Investments in limited partnership hedge funds:
Long-term incentive compensation-related	28,333	31,602
Seed capital	26,392	19,318
Time deposits	21,942	21,024
Other	12,628	15,109
Total investments	$243,483	$273,418

Total investments related to long-term incentive compensation obligations of $52.5 million and $63.8 million as of March 31, 2022 and December 31, 2021, respectively, consist of company-sponsored mutual funds and hedge funds. For long-term incentive compensation awards granted before 2009, we typically made investments in company-sponsored mutual funds and hedge funds that were notionally elected by plan participants and maintained them (and continue to maintain them) in a consolidated rabbi trust or separate custodial account. The rabbi trust and custodial account enable us to hold such investments separate from our other assets for the purpose of settling our obligations to participants. The investments held in the rabbi trust and custodial account remain available to the general creditors of AB.

Index
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

We allocate seed capital to our investment teams to help develop new products and services for our clients. A portion of our seed capital trading investments are equity and fixed income products, primarily in the form of separately-managed account portfolios, U.S. mutual funds, Luxembourg funds, Japanese investment trust management funds or Delaware business trusts. We also may allocate seed capital to investments in private equity funds. Regarding our seed capital investments, the amounts above reflect those funds in which we are not the primary beneficiary of a VIE or hold a controlling financial interest in a VOE. See Note 14, Consolidated Company-Sponsored Investment Funds, for a description of the seed capital investments that we consolidate. As of March 31, 2022 and December 31, 2021, our total seed capital investments were $320.5 million and $379.0 million, respectively. Seed capital investments in unconsolidated company-sponsored investment funds are valued using published net asset values or non-published net asset values if they are not listed on an active exchange but have net asset values that are comparable to funds with published net asset values and have no redemption restrictions.

In addition, we also have long positions in corporate equities and long exchange-traded options traded through our options desk.

The portion of unrealized gains (losses) related to equity securities, as defined by ASC 321-10, held as of March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net (losses) gains recognized during the period	$(16,550)	$4,887
Less: net gains recognized during the period on equity securities sold during the period	4,539	4,565
Unrealized (losses) gains recognized during the period on equity securities held	$(21,089)	$322

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

Index
The notional value and fair value as of March 31, 2022 and December 31, 2021 for derivative instruments (excluding derivative instruments relating to our options desk trading activities discussed below) not designated as hedging instruments were as follows:

		Fair Value
	Notional Value	Derivative Assets	Derivative Liabilities
	(in thousands)
March 31, 2022:
Exchange-traded futures	$100,466	$1,564	$1,895
Currency forwards	66,216	7,647	7,133
Interest rate swaps	10,683	545	652
Credit default swaps	159,622	9,572	4,883
Total return swaps	61,597	2,754	1,060
Option swaps	50,000	—	524
Total derivatives	$448,584	$22,082	$16,147

December 31, 2021:
Exchange-traded futures	$131,876	$392	$1,186
Currency forwards	66,058	7,344	6,980
Interest rate swaps	13,483	497	833
Credit default swaps	155,757	6,594	6,967
Total return swaps	63,817	595	527
Option swaps	50,000	—	430
Total derivatives	$480,991	$15,422	$16,923

As of March 31, 2022 and December 31, 2021, the derivative assets and liabilities are included in both receivables and payables to brokers and dealers on our condensed consolidated statements of financial condition.

The gains and losses for derivative instruments (excluding our options desk trading activities discussed below) for the three months ended March 31, 2022 and 2021 recognized in investment gains (losses) in the condensed consolidated statements of income were as follows:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Exchange-traded futures	$7,513	$1,135
Currency forwards	544	1,181
Interest rate swaps	(73)	88
Credit default swaps	1,717	(522)
Total return swaps	7,406	(907)
Option swaps	2,625	1,361
Net gains on derivative instruments	$19,732	$2,336

We may be exposed to credit-related losses in the event of non-performance by counterparties to derivative financial instruments. We minimize our counterparty exposure through a credit review and approval process. In addition, we have executed various collateral arrangements with counterparties to the over-the-counter derivative transactions that require both pledging and accepting collateral in the form of cash. As of March 31, 2022 and December 31, 2021, we held $7.8 million and $2.9 million, respectively, of cash collateral payable to trade counterparties. This obligation to return cash is reported in payables to brokers and dealers in our condensed consolidated statements of financial condition.

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

Index
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

Certain of our standardized contracts for over-the-counter derivative transactions (“ISDA Master Agreements”) contain credit risk related contingent provisions pertaining to each counterparty’s credit rating. In some ISDA Master Agreements, if the counterparty’s credit rating, or in some agreements, our assets under management (“AUM”), falls below a specified threshold, either a default or a termination event permitting us or the counterparty to terminate the ISDA Master Agreement would be triggered. In all agreements that provide for collateralization, various levels of collateralization of net liability positions are applicable, depending on the credit rating of the counterparty. As of March 31, 2022 and December 31, 2021, we delivered $6.5 million and $5.6 million, respectively, of cash collateral into brokerage accounts. We report this cash collateral in cash and cash equivalents in our condensed consolidated statements of financial condition.

As of March 31, 2022 and December 31, 2021, we held $0.4 million and $1.9 million, respectively, of long exchange-traded equity options, which are included in other investments on our condensed consolidated statements of financial condition. In addition, as of March 31, 2022 and December 31, 2021, we held $0.2 million and $2.8 million, respectively, of short exchange-traded equity options, which are included in securities sold not yet purchased on our condensed consolidated statements of financial condition. Our options desk provides our clients with equity derivative strategies and execution for exchange-traded options on single stocks, exchange-traded funds and indices. While predominately agency-based, the options desk may commit capital to facilitate a client’s transaction. Our options desk hedges the risks associated with this activity by taking offsetting positions in equities. For the three months ended March 31, 2022 and 2021, we recognized losses of $2.0 million and gains of $4.8 million, respectively, on equity options activity. These gains and losses are recognized in investment gains (losses) in the condensed consolidated statements of income.
10.     Offsetting Assets and Liabilities

See Note 14, Consolidated Company-Sponsored Investment Funds, for disclosure of offsetting assets and liabilities of our consolidated company-sponsored investment funds.

Offsetting of assets as of March 31, 2022 and December 31, 2021 was as follows:

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments Collateral	Cash Collateral Received	Net Amount
	(in thousands)
March 31, 2022:
Securities borrowed	$97,865	$—	$97,865	$(93,012)	$—	$4,853
Derivatives	$22,082	$—	$22,082	$—	$(7,782)	$14,300
Long exchange-traded options	$445	$—	$445	$—	$—	$445
December 31, 2021:
Securities borrowed	$19,899	$—	$19,899	$(18,327)	$—	$1,572
Derivatives	$15,422	$—	$15,422	$—	$(2,872)	$12,550
Long exchange-traded options	$1,893	$—	$1,893	$—	$—	$1,893

Index
Offsetting of liabilities as of March 31, 2022 and December 31, 2021 was as follows:

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments Collateral	Cash Collateral Pledged	Net Amount
	(in thousands)
March 31, 2022:
Securities loaned	$81,049	$—	$81,049	$(78,208)	$—	$2,841
Derivatives	$16,147	$—	$16,147	$—	$(6,216)	$9,931
Short exchange-traded options	$221	$—	$221	$—	$—	$221
December 31, 2021:
Securities loaned	$23,911	$—	$23,911	$(23,373)	$—	$538
Derivatives	$16,923	$—	$16,923	$—	$(5,572)	$11,351
Short exchange-traded options	$2,774	$—	$2,774	$—	$—	$2,774

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis

Valuation of our financial instruments by pricing observability levels as of March 31, 2022 and December 31, 2021 was as follows (in thousands):

	Level 1	Level 2	Level 3	NAV Expedient(1)	Other	Total
March 31, 2022:
Money markets	$122,582	$—	$—	$—	$—	$122,582
Securities segregated (U.S. Treasury Bills)	—	1,692,536	—	—	—	1,692,536
Derivatives	1,564	20,518	—	—	—	22,082
Investments:
Equity securities	125,428	28,052	119	144	—	153,743
Long exchange-traded options	445	—	—	—	—	445
Limited partnership hedge funds(2)	—	—	—	—	54,725	54,725
Time deposits(3)	—	—	—	—	21,942	21,942
Other investments	7,861	—	—	—	4,767	12,628
Total investments	133,734	28,052	119	144	81,434	243,483
Total assets measured at fair value	$257,880	$1,741,106	$119	$144	$81,434	$2,080,683

Securities sold not yet purchased:
Short equities – corporate	$3,427	$—	$—	$—	$—	$3,427
Short exchange-traded options	221	—	—	—	—	221
Derivatives	1,895	14,252	—	—	—	16,147
Contingent payment arrangements	—	—	39,098	—	—	39,098
Total liabilities measured at fair value	$5,543	$14,252	$39,098	$—	$—	$58,893

Index

	Level 1	Level 2	Level 3	NAV Expedient(1)	Other	Total
December 31, 2021:
Money markets	$151,156	$—	$—	$—	$—	$151,156
Securities segregated (U.S. Treasury Bills)	—	1,503,828	—	—	—	1,503,828
Derivatives	392	15,030	—	—	—	15,422
Investments:
Equity securities	144,917	39,284	126	145	—	184,472
Long exchange-traded options	1,893	—	—	—	—	1,893
Limited partnership hedge funds(2)	—	—	—	—	50,920	50,920
Time deposits(3)	—	—	—	—	21,024	21,024
Other investments	9,094	—	—	—	6,015	15,109
Total investments	155,904	39,284	126	145	77,959	273,418
Total assets measured at fair value	$307,452	$1,558,142	$126	$145	$77,959	$1,943,824

Securities sold not yet purchased:
Short equities – corporate	$1,054	$—	$—	$—	$—	$1,054
Short exchange-traded options	2,774	—	—	—	—	2,774
Derivatives	1,186	15,737	—	—	—	16,923
Contingent payment arrangements	—	—	38,260	—	—	38,260
Total liabilities measured at fair value	$5,014	$15,737	$38,260	$—	$—	$59,011

(1) Investments measured at fair value using NAV (or its equivalent) as a practical expedient.
(2) Investments in equity method investees that are not measured at fair value in accordance with GAAP.
(3) Investments carried at amortized cost that are not measured at fair value in accordance with GAAP.

Other investments included in Level 1 of the fair value hierarchy include our investment in a mutual fund measured at fair value ($7.9 million and $9.1 million as of March 31, 2022 and December 31, 2021, respectively). Other investments not measured at fair value include (i) investments in start-up companies that do not have a readily available fair value (these investments were $0.3 million as of March 31, 2022 and December 31, 2021), (ii) investments in equity method investees that are not measured at fair value in accordance with GAAP ($1.6 million and $2.9 million as of March 31, 2022 and December 31, 2021, respectively), and (iii) broker dealer exchange memberships that are not measured at fair value in accordance with GAAP ($2.8 million as of March 31, 2022 and December 31, 2021).
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
During the three months ended March 31, 2022 there were no transfers between Level 2 and Level 3 securities.
The change in carrying value associated with Level 3 financial instruments carried at fair value, classified as equity securities, is as follows:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Balance as of beginning of period	$126	$125
Purchases	—	—
Sales	—	—
Realized gains (losses), net	—	—
Unrealized (losses), net	(7)	(1)
Balance as of end of period	$119	$124

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
As part of acquisitions made by the Company, we may enter into contingent consideration arrangements as part of the purchase price. The change in carrying value associated with Level 3 financial instruments carried at fair value, classified as contingent payment arrangements, is as follows:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Balance as of beginning of period	$38,260	$27,750
Addition	—	7,526
Accretion	838	797
Payments	—	—
Balance as of end of period	$39,098	$36,073

The liabilities were valued using expected revenue growth rates and discount rates. As of March 31, 2022, the expected revenue growth rates range from 2.0% to 83.9%, with a weighted average of 7.9%, calculated using cumulative revenues and range of revenue growth rates (excluding revenue growth from additional AUM contributed in year of acquisition). The discount rates ranged from 1.9% to 10.4%, with a weighted average of 7.0%, calculated using total contingent liabilities and range of discount rates. As of March 31, 2021 the expected revenue growth rates ranged from 2.0% to 135.6%, with a weighted average of 9.0%, calculated using cumulative revenues and a range of revenue growth rates (excluding revenue growth from additional AUM contributed from existing clients). The discount rates ranged from 1.9% to 20.0%, with a weighted average of 10.8%, calculated using total contingent liabilities and range of discount rates.

Index

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We did not have any material assets or liabilities that were measured at fair value for impairment on a nonrecurring basis during the three months ended March 31, 2022 or during the year ended December 31, 2021.

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
Leases included in the condensed consolidated statement of financial condition as of March 31, 2022 and December 31, 2021 were as follows:

	Classification	March 31, 2022	December 31, 2021
		(in thousands)
Operating Leases
Operating lease right-of-use assets	Right-of-use assets	$398,804	$414,105
Operating lease liabilities	Lease liabilities	466,439	482,781
Finance Leases
Property and equipment, gross	Right-of-use assets	13,284	10,947
Amortization of right-of-use assets	Right-of-use assets	(3,580)	(3,072)
Property and equipment, net		9,704	7,875
Finance lease liabilities	Lease liabilities	9,351	7,954

Index
The components of lease expense included in the condensed consolidated statement of income as of March 31, 2022 and March 31, 2021 were as follows:

		Three Months Ended March 31,
	Classification	2022	2021
		(in thousands)
Operating lease cost	General and administrative	$24,525	$24,418
Financing lease cost:
Amortization of right-of-use assets	General and administrative	740	501
Interest on lease liabilities	Interest expense	37	22
Total finance lease cost		777	523
Variable lease cost (1)	General and administrative	10,687	9,546
Sublease income	General and administrative	(8,561)	(9,807)
Net lease cost		$27,428	$24,680
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
Maturities of lease liabilities were as follows:

	Operating Leases	Financing Leases	Total
Year ending December 31,	(in thousands)
2022 (excluding the three months ended March 31, 2022)	$75,061	$1,940	$77,001
2023	97,522	2,887	100,409
2024	100,148	2,043	102,191
2025	34,308	1,747	36,055
2026	32,868	1,011	33,879
Thereafter	172,179	—	172,179
Total lease payments	512,086	9,628	521,714
Less interest	(45,647)	(277)
Present value of lease liabilities	$466,439	$9,351
We have signed a lease which commences in 2024, relating to approximately 166,000 square feet of space in New York City. Our estimated total base rent obligation (excluding taxes, operating expenses and utilities) over the 20-year lease term is approximately $393.0 million.

Lease term and discount rate:
Weighted average remaining lease term (years):
Operating leases	7.51
Finance leases	3.73
Weighted average discount rate:
Operating leases	2.74%
Finance leases	1.62%

Index
Supplemental cash flow information related to leases was as follows:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Right-of-use assets obtained in exchange for lease obligations(1):
Operating leases	7,719	12,161
Finance leases	2,569	3,283
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
The balances of consolidated VIEs included in our condensed consolidated statements of financial condition were as follows:

	March 31, 2022	December 31, 2021
	(in thousands)
Cash and cash equivalents	$24,145	$90,326
Investments	486,926	613,025
Other assets	30,594	30,461
Total assets	$541,665	$733,812

Liabilities	$36,774	$87,000
Redeemable non-controlling interest	338,021	421,169
Partners' capital attributable to AB Unitholders	166,870	225,643
Total liabilities, redeemable non-controlling interest and partners' capital	$541,665	$733,812
During the first quarter of 2022, we deconsolidated three funds in which we had a seed investment of approximately $55.1 million due to no longer having a controlling financial interest.

Fair Value
Cash and cash equivalents include cash on hand, demand deposits, overnight commercial paper and highly liquid investments with original maturities of three months or less. Due to the short-term nature of these instruments, the recorded value has been determined to approximate fair value.

Index

Valuation of consolidated company-sponsored investment funds' financial instruments by pricing observability levels as of March 31, 2022 and December 31, 2021 was as follows (in thousands):

	Level 1	Level 2	Level 3	Total
March 31, 2022:
Investments	$84,737	$401,941	$248	$486,926
Derivatives	1,782	2,620	—	4,402
Total assets measured at fair value	$86,519	$404,561	$248	$491,328

Derivatives	16,013	2,927	—	18,940
Total liabilities measured at fair value	$16,013	$2,927	$—	$18,940

December 31, 2021:
Investments	$165,415	$444,253	$3,357	$613,025
Derivatives	622	5,265	—	5,887
Total assets measured at fair value	$166,037	$449,518	$3,357	$618,912

Derivatives	$16,291	$2,051	$—	$18,342
Total liabilities measured at fair value	$16,291	$2,051	$—	$18,342

See Note 11 for a description of the fair value methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.

The change in carrying value associated with Level 3 financial instruments carried at fair value within consolidated company-sponsored investment funds was as follows:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Balance as of beginning of period	$3,357	$619
Deconsolidated funds	(3,351)	—
Transfers (out)	(6)	(10)
Purchases	248	119
Sales	—	(3)
Realized gains, net	—	3
Unrealized (losses), net	—	(11)
Balance as of end of period	$248	$717

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

Derivative Instruments
As of March 31, 2022 and December 31, 2021, the VIEs held $14.5 million and $12.5 million (net), respectively, of futures, forwards and swaps within their portfolios. For the three months ended March 31, 2022 and 2021, we recognized $0.5 million of gains and $1.1 million of losses, respectively, on these derivatives. These gains and losses are recognized in investment gains (losses) in the condensed consolidated statements of income.

Index
As of March 31, 2022 and December 31, 2021, the VIEs held $1.5 million and $0.9 million, respectively, of cash collateral payable to trade counterparties. This obligation to return cash is reported in the liabilities of consolidated company-sponsored investment funds in our condensed consolidated statements of financial condition.
As of March 31, 2022 and December 31, 2021, the VIEs delivered $2.5 million and $1.8 million, respectively, of cash collateral into brokerage accounts. The VIEs report this cash collateral in the consolidated company-sponsored investment funds cash and cash equivalents in our condensed consolidated statements of financial condition.
Offsetting Assets and Liabilities
Offsetting of derivative assets of consolidated company-sponsored investment funds as of March 31, 2022 and December 31, 2021 was as follows:

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments Collateral	Cash Collateral Received	Net Amount
	(in thousands)
March 31, 2022:
Derivatives	$4,402	$—	$4,402	$—	$(1,524)	$2,878
December 31, 2021:
Derivatives	$5,887	$—	$5,887	$—	$(904)	$4,983

Offsetting of derivative liabilities of consolidated company-sponsored investment funds as of March 31, 2022 and December 31, 2021 was as follows:

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments Collateral	Cash Collateral Pledged	Net Amount
	(in thousands)
March 31, 2022:
Derivatives	$18,940	$—	$18,940	$—	$(2,486)	$16,454
December 31, 2021:
Derivatives	$18,342	$—	$18,342	$—	$(1,824)	$16,518

Cash collateral, whether pledged or received on derivative instruments, is not considered material and, accordingly, is not disclosed by counterparty.
Non-Consolidated VIEs
As of March 31, 2022, the net assets of company-sponsored investment products that are non-consolidated VIEs are approximately $59.1 billion, and our maximum risk of loss is our investment of $15.1 million in these VIEs and our advisory fee receivables from these VIEs is $70.3 million. As of December 31, 2021, the net assets of company-sponsored investment products that were non-consolidated VIEs was approximately $68.9 billion; our maximum risk of loss was our investment of $8.8 million in these VIEs and our advisory fees receivable from these VIEs was $75.7 million.

Index
15.     Units Outstanding

Changes in AB Units outstanding during the three-month period ended March 31, 2022 were as follows:

Outstanding as of December 31, 2021	271,453,043
Units issued	582,992
Units retired	(260,245)
Outstanding as of March 31, 2022	271,775,790

16.     Debt

AB has an $800.0 million committed, unsecured senior revolving credit facility (the “Credit Facility”) with a group of commercial banks and other lenders, which matures on October 13, 2026. The Credit Facility provides for possible increases in the principal amount by up to an aggregate incremental amount of $200.0 million; any such increase is subject to the consent of the affected lenders. The Credit Facility is available for AB and Sanford C. Bernstein & Co., LLC ("SCB LLC") business purposes, including the support of AB’s commercial paper program. Both AB and SCB LLC can draw directly under the Credit Facility and management may draw on the Credit Facility from time to time. AB has agreed to guarantee the obligations of SCB LLC under the Credit Facility.

The Credit Facility contains affirmative, negative and financial covenants, which are customary for facilities of this type, including restrictions on dispositions of assets, restrictions on liens, a minimum interest coverage ratio and a maximum leverage ratio. As of March 31, 2022, we were in compliance with these covenants. The Credit Facility also includes customary events of default (with customary grace periods, as applicable), including provisions under which, upon the occurrence of an event of default, all outstanding loans may be accelerated and/or lender’s commitments may be terminated. Also, under such provisions, upon the occurrence of certain insolvency- or bankruptcy-related events of default, all amounts payable under the Credit Facility would automatically become immediately due and payable, and the lender’s commitments automatically would terminate.

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

As of March 31, 2022 and December 31, 2021, we had no amounts outstanding under the Credit Facility. Furthermore, during the first three months of 2022 and the full year 2021, we did not draw upon the Credit Facility.

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

As of March 31, 2022 and December 31, 2021, AB had $850.0 million and $755.0 million outstanding under the EQH Facility, with interest rates of approximately 0.3% and 0.2%, respectively. Average daily borrowings on the EQH Facility for the first three months of 2022 and the full year 2021 were $645.4 million and $404.6 million, respectively, with a weighted average interest rate of approximately 0.2%.

Index
In addition to the EQH Facility, AB has a $300.0 million uncommitted, unsecured senior credit facility (“EQH Uncommitted Facility”) with EQH. The EQH Uncommitted Facility matures on September 1, 2024 and is available for AB's general business purposes. Borrowings under the EQH Unsecured Facility generally bear interest at a rate per annum based on prevailing overnight commercial paper rates. The EQH Uncommitted Facility contains affirmative, negative and financial covenants which are substantially similar to those in the EQH Facility. As of March 31, 2022 and December 31, 2021, we had no amounts outstanding under the EQH Uncommitted Facility and have not drawn upon the facility since its inception.

As of March 31, 2022 and December 31, 2021, we had no commercial paper outstanding. The commercial paper is short term in nature, and as such, recorded value is estimated to approximate fair value (and considered a Level 2 security in the fair value hierarchy). Average daily borrowings of commercial paper during the first three months of 2022 and full year 2021 were $257.0 million and $157.0 million, respectively, with weighted average interest rates of approximately 0.2% and 0.2%, respectively.

AB had a $200.0 million committed, unsecured senior revolving credit facility (the "Revolver") with a leading international bank, which matured on November 16, 2021. Average daily borrowings under the Revolver for the full year 2021 were $13.3 million with a weighted average interest rate of approximately 1.1%.

In addition, SCB LLC currently has five uncommitted lines of credit with five financial institutions. Four of these lines of credit permit us to borrow up to an aggregate of approximately $315.0 million, with AB named as an additional borrower, while the other line has no stated limit. AB has agreed to guarantee the obligations on SCB LLC under these lines of credit. As of March 31, 2022 and December 31, 2021, SCB LLC had no outstanding balance on these lines of credit. Average daily borrowings during the first three months of 2022 and full year 2021 were $2.9 million and $47 thousand with weighted average interest rates of approximately 0.8% and 0.9%, respectively.

17. Acquisition

On March 17, 2022, AB Holding and AB entered into a transaction agreement to acquire 100% of the equity interests of CarVal Investors, L.P. (“CarVal”) in exchange for (i) AB Holding Units to be delivered in 2022 (“Upfront Payment”), and (ii) the issuance of additional AB Holding Units at future dates that are contingent upon achievement of performance hurdles by CarVal during the six-year period beginning January 1, 2022 and ending on December 31, 2027. The Upfront Payment will total approximately $750,000,000 and consist of the AB Holding Units discussed above as well as cash to fund certain CarVal business expenses and other obligations. Immediately following the acquisition of CarVal by AB Holding, AB Holding will contribute all of the equity interests of CarVal to AB in exchange for AB Units. The transaction is expected to close in the third quarter of 2022. The transaction agreement has been filed as Exhibit 10.1 to this Form 10-Q.

Index
Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

Impact of COVID-19
AB continues to actively monitor COVID-19 developments and their impact on our employees, business and operations. The aggregate extent to which COVID-19, including existing and new variants and its impact on the global economy, affects AB’s business, liquidity, results of operations and financial condition, will depend on future COVID-19 developments that are highly uncertain, including the scope and duration of the pandemic and any recovery period, the emergence, spread and seriousness of COVID-19 variants, the continuing prevalence of severe, unconstrained and/or escalating rates of infection and hospitalization in various countries and regions, the availability, adoption and efficacy of treatments and vaccines, and future actions taken by governmental authorities, central banks and other parties in response to COVID-19. Further, we have benefited from certain of our adjusted operating expenses declining significantly as a result of the COVID-19 pandemic, such as costs for travel and entertainment and client meetings, particularly during 2020. Although these costs increased in 2021, they have not yet returned to a normalized level. These cost savings have benefited our margins. If financial markets continue to normalize and economic activity increases, we do not anticipate continued cost savings related to COVID-19, and these savings are not indicative of our future performance. Additionally, as most of our workforce continues working in a hybrid model, which includes two remote days each week, we are mindful of increased risk related to cybersecurity, which could significantly disrupt our business functions.

Executive Overview
Our total assets under management (“AUM”) as of March 31, 2022 were $735.4 billion, down $43.2 billion, or 5.5%, compared to December 31, 2021, and up $38.2 billion, or 5.5%, compared to March 31, 2021. During the first quarter of 2022, AUM decreased as a result of market depreciation of $54.6 billion, partially offset by net inflows of $11.4 billion (Institutional net inflows of $10.2 billion, Private Wealth net inflows of $2.2 billion, offset by Retail net outflows of $1.0 billion). We continue to expect approximately $5 billion of additional redemptions by AXA of low-fee retail AUM commencing in the second quarter and continuing into the second half of 2022.

Institutional AUM decreased $11.2 billion, or 3.3%, to $325.9 billion during the first quarter of 2022, due to market depreciation of $21.4 billion, partially offset by net inflows of $10.2 billion. Gross sales increased sequentially from $6.6 billion during the fourth quarter of 2021 to $14.3 billion during the first quarter of 2022. Redemptions and terminations decreased sequentially from $4.1 billion to $2.1 billion.

Retail AUM decreased $27.3 billion, or 8.5%, to $292.6 billion during the first quarter of 2022, due to market depreciation of $26.3 billion and net outflows of $1.0 billion. Gross sales decreased sequentially from $27.6 billion during the fourth quarter of 2021 to $20.6 billion during the first quarter of 2022. Redemptions and terminations increased sequentially from $17.1 billion to $18.7 billion.

Private Wealth AUM decreased $4.7 billion, or 3.9%, to $116.9 billion during the first quarter of 2022, due to market depreciation of $6.9 billion, partially offset by net inflows of $2.2 billion. Gross sales increased sequentially from $5.2 billion during the fourth quarter of 2021 to $6.0 billion during the first quarter of 2022. Redemptions and terminations decreased sequentially from $4.5 billion to $3.8 billion.

Bernstein Research Services revenue for the first quarter of 2022 was $117.8 million, down $1.2 million, or 1.0%, compared to the first quarter of 2021. The slight decrease was driven by lower customer trading activity in Asia partially offset by higher market volatility and trading volumes in the U.S. and U.K.

Net revenues for the first quarter of 2022 increased $98.4 million, or 9.8%, to $1.1 billion from $1.0 billion in the first quarter of 2021. The increase was primarily due to higher performance-based fees of $60.2 million, higher investment advisory base fees of $60.1 million and higher distribution revenues of $20.7 million, partially offset by higher investment losses of $41.0 million compared to investment gains in the prior-year period. Operating expenses for the first quarter of 2022 increased $110.6 million, or 14.8%, to $857.3 million from $746.7 million in the first quarter of 2021. The increase was primarily due to higher general and administrative expenses of $57.4 million, higher employee compensation and benefits expenses of $33.4 million and higher promotion and servicing expense of $20.0 million. Our operating income decreased $12.2 million, or 4.7%, to $248.4 million from $260.6 million in the first quarter of 2021 and our operating margin decreased to 24.7% in the first quarter of 2022 from 25.9% in the first quarter of 2021.

Market Commentary

After markets were relatively calm in 2021 and generally on upward trajectories, volatility returned in the first quarter of 2022, as inflation surged to historical highs, the Federal Reserve raised interest rates, and indicated an intention to continue raising

Index
rates in 2022, faster than previously anticipated, and Russia shocked the world by invading Ukraine, marking the first major military conflict in Europe in decades. As a result, U.S. equity markets, including the S&P 500, the Dow Jones Industrial Average and the Nasdaq, each finished the quarter in negative territory. Inflation continued to be a significant worry as it escalated globally to the highest on record in 41 years. Higher commodity prices and increased fuel costs, coupled with wage increases to alleviate labor shortages, applied further upward pressure on prices. In response, the Federal Reserve raised interest rates in March and indicated that further rate hikes are likely through the rest of 2022. Given market conditions, we expect our 2022 margins to be impacted as compared to prior year reflecting continued higher inflation, our growth-related investments, rebounding travel and entertainment expenses and lower performance fees.

The grave implications of Russia’s attack on Ukraine rippled through the global markets, with commodity prices soaring, as Russia is a key producer of several commodities, particularly in the energy sector, and global trading and settlement systems were disrupted. Regarding trading, while AB was not immune from settlement difficulties during the quarter, the impact on AB was immaterial.

In the U.K., despite economic concerns, the FTSE 100 Index recorded gains in the first quarter, following the easing of COVID-19 restrictions. However, uncertainty remains given the impact of higher energy and commodity prices caused by the conflict in Ukraine. Also, with inflation remaining above the Bank of England’s target, a gradual tightening of monetary policy through 2022 is likely. In China, a new outbreak of the Omicron variant and subsequent highly restrictive lockdowns in numerous cities caused Chinese markets to decline. Manufacturing plant shutdowns and shipping port delays due to dock access restrictions exacerbated global supply constraints in crucial sectors. More easing measures from the People’s Bank of China are likely in 2022, including interest rate cuts and increased fiscal infrastructure spending.

Relationship with Equitable Holdings and its Subsidiaries

EQH (our parent company) and its subsidiaries are our largest client. EQH is collaborating with AB in order to improve the risk-adjusted yield for the General Accounts of EQH's insurance subsidiaries by investing additional assets at AB, including the utilization of AB's higher-fee, longer-duration alternative offerings. Equitable Financial Life Insurance Company, a subsidiary of EQH ("Equitable Financial"), has agreed to provide $10 billion in permanent capital1 over the next three years to build out AB’s private illiquid offerings, including private alternatives and private placements. We expect this anticipated capital from Equitable Financial will accelerate both organic and inorganic growth in our private alternatives business, allowing us to continue to deliver for our clients, employees, unitholders and other stakeholders.

Assets Under Management

Assets under management by distribution channel are as follows:

	As of March 31,
	2022	2021	$ Change	% Change
	(in billions)

Institutions	$325.9	$314.7	$11.2	3.6%
Retail	292.6	272.3	20.3	7.4
Private Wealth	116.9	110.2	6.7	6.1
Total	$735.4	$697.2	$38.2	5.5%

1 Permanent capital means investment capital of indefinite duration, which may be withdrawn under certain conditions. Although Equitable Financial has indicated its intention over time to provide this investment capital to AB, which is mutually beneficial to both firms, it has no binding commitment to do so.

Index
Assets under management by investment service are as follows:

	As of March 31,
	2022	2021	$ Change	% Change
	(in billions)
Equity
Actively Managed	$265.2	$231.8	$33.4	14.4%
Passively Managed(1)	66.2	66.3	(0.1)	—
Total Equity	331.4	298.1	33.3	11.2

Fixed Income
Actively Managed
Taxable	225.9	252.2	(26.3)	(10.4)
Tax–exempt	54.9	51.8	3.1	5.9
	280.8	304.0	(23.2)	(7.6)
Passively Managed(1)	12.7	8.3	4.4	51.8
Total Fixed Income	293.5	312.3	(18.8)	(6.0)

Alternatives/Multi-Asset Solutions(2)
Actively Managed	104.7	83.6	21.1	25.3
Passively Managed(1)	5.8	3.2	2.6	81.3
Total Alternatives/Multi-Asset Solutions	110.5	86.8	23.7	27.4
Total	$735.4	$697.2	$38.2	5.5%

(1)Includes index and enhanced index services.
(2)Includes certain multi-asset solutions and services not included in equity or fixed income services.

Index
Changes in assets under management for the three-month and twelve-month periods ended March 31, 2022 are as follows:

	Distribution Channel
	Institutions	Retail	Private Wealth	Total
	(in billions)
Balance as of December 31, 2021	$337.1	$319.9	$121.6	$778.6
Long-term flows:
Sales/new accounts	14.3	20.6	6.0	40.9
Redemptions/terminations	(2.1)	(18.7)	(3.8)	(24.6)
Cash flow/unreinvested dividends	(2.0)	(2.9)	—	(4.9)
Net long-term inflows (outflows)	10.2	(1.0)	2.2	11.4
Market depreciation	(21.4)	(26.3)	(6.9)	(54.6)
Net change	(11.2)	(27.3)	(4.7)	(43.2)
Balance as of March 31, 2022	$325.9	$292.6	$116.9	$735.4

Balance as of March 31, 2021	$314.7	$272.3	$110.2	$697.2
Long-term flows:
Sales/new accounts	41.0	97.7	18.9	157.6
Redemptions/terminations	(22.7)	(66.1)	(15.4)	(104.2)
Cash flow/unreinvested dividends	(6.6)	(14.5)	—	(21.1)
Net long-term inflows(1)	11.7	17.1	3.5	32.3
Market (depreciation) appreciation	(0.5)	3.2	3.2	5.9
Net change	11.2	20.3	6.7	38.2
Balance as of March 31, 2022	$325.9	$292.6	$116.9	$735.4

(1)Institutional net flows include $1.3 billion of AXA's redemptions of certain low-fee fixed income mandates for the twelve-month period ended March 31, 2022.

Index

	Investment Service
	Equity Actively Managed	Equity Passively Managed(1)	Fixed Income Actively Managed - Taxable	Fixed Income Actively Managed - Tax- Exempt	Fixed Income Passively Managed(1)	Alternatives/ Multi-Asset Solutions(2)	Total
	(in billions)
Balance as of December 31, 2021	$287.6	$71.6	$246.3	$57.1	$13.2	$102.8	$778.6
Long-term flows:
Sales/new accounts	17.3	0.2	7.1	4.0	(0.1)	12.4	40.9
Redemptions/terminations	(10.3)	(0.1)	(10.4)	(2.8)	(0.1)	(0.9)	(24.6)
Cash flow/unreinvested dividends	(2.4)	(1.9)	(1.4)	(0.2)	0.6	0.4	(4.9)
Net long-term inflows (outflows)	4.6	(1.8)	(4.7)	1.0	0.4	11.9	11.4
Market depreciation	(27.0)	(3.6)	(15.7)	(3.2)	(0.9)	(4.2)	(54.6)
Net change	(22.4)	(5.4)	(20.4)	(2.2)	(0.5)	7.7	(43.2)
Balance as of March 31, 2022	$265.2	$66.2	$225.9	$54.9	$12.7	$110.5	$735.4

Balance as of March 31, 2021	$231.8	$66.3	$252.2	$51.8	$8.3	$86.8	$697.2
Long-term flows:
Sales/new accounts	74.7	1.5	39.6	14.0	4.5	23.3	157.6
Redemptions/terminations	(40.7)	(0.6)	(50.8)	(8.5)	(0.4)	(3.2)	(104.2)
Cash flow/unreinvested dividends	(11.1)	(8.1)	(2.7)	(0.2)	1.1	(0.1)	(21.1)
Net long-term inflows (outflows)(3)	22.9	(7.2)	(13.9)	5.3	5.2	20.0	32.3
Market appreciation (depreciation)	10.5	7.1	(12.4)	(2.2)	(0.8)	3.7	5.9
Net change	33.4	(0.1)	(26.3)	3.1	4.4	23.7	38.2
Balance as of March 31, 2022	$265.2	$66.2	$225.9	$54.9	$12.7	$110.5	$735.4

(1)Includes index and enhanced index services.
(2)Includes certain multi-asset solutions and services not included in equity or fixed income services.
(3)    Fixed income – taxable investment service net flows include $1.3 billion of AXA's redemptions of certain low-fee fixed income mandates for the twelve-month period ended March 31, 2022.

Index
Net long-term inflows (outflows) for actively managed investment services as compared to passively managed investment services for the three-month and twelve-month periods ended March 31, 2022 are as follows:

	Periods Ended March 31, 2022
	Three-months	Twelve-months
	(in billions)
Actively Managed
Equity	$4.6	$22.9
Fixed Income	(3.7)	(8.6)
Alternatives/Multi-Asset Solutions	11.3	17.6
	12.2	31.9
Passively Managed
Equity	(1.8)	(7.2)
Fixed Income	0.4	5.2
Alternatives/Multi-Asset Solutions	0.6	2.4
	(0.8)	0.4
Total net long-term inflows	$11.4	$32.3

Average assets under management by distribution channel and investment service are as follows:

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(in billions)
Distribution Channel:
Institutions	$331.6	$313.4	$18.2	5.8%
Retail	301.5	268.0	33.5	12.5
Private Wealth	118.1	107.1	11.0	10.2
Total	$751.2	$688.5	$62.7	9.1%
Investment Service:
Equity Actively Managed	$270.5	$223.4	$47.1	21.1%
Equity Passively Managed(1)	67.5	64.6	2.9	4.5
Fixed Income Actively Managed – Taxable	236.2	257.3	(21.1)	(8.2)
Fixed Income Actively Managed – Tax-exempt	56.1	51.2	4.9	9.4
Fixed Income Passively Managed(1)	12.9	8.4	4.5	54.2
Alternatives/Multi-Asset Solutions(2)	108.0	83.6	24.4	29.2
Total	$751.2	$688.5	$62.7	9.1%

(1)Includes index and enhanced index services.
(2)Includes certain multi-asset solutions and services not included in equity of fixed income services.

Our Institutional channel first quarter average AUM of $331.6 billion increased $18.2 billion, or 5.8%, compared to the first quarter of 2021, primarily due to this AUM increasing $11.2 billion, or 3.6%, to $325.9 billion over the last 12 months. The $11.2 billion increase resulted from net inflows of $11.7 billion, offset by market depreciation of $0.5 billion.
Our Retail channel first quarter average AUM of $301.5 billion increased $33.5 billion, or 12.5%, compared to the first quarter of 2021, primarily due to this AUM increasing $20.3 billion, or 7.4%, to $292.6 billion over the last 12 months. The $20.3 billion increase resulted from net inflows of $17.1 billion and market appreciation of $3.2 billion.
Our Private Wealth channel first quarter average AUM of $118.1 billion increased $11.0 billion, or 10.2%, compared to the first quarter of 2021, primarily due to this AUM increasing $6.7 billion, or 6.1%, to $116.9 billion over the last 12 months. The $6.7 billion increase resulted from net inflows of $3.5 billion and market appreciation of $3.2 billion.

Index
Absolute investment composite returns, gross of fees, and relative performance as of March 31, 2022 compared to benchmarks for certain representative Institutional equity and fixed income services are as follows:

	1-Year	3-Year(1)	5-Year(1)

Global High Income - Hedged (fixed income)
Absolute return	(0.1)%	4.0%	3.8%
Relative return (vs. Bloomberg Barclays Global High Yield Index - Hedged)	2.5	1.0	0.2
Global Plus - Hedged (fixed income)
Absolute return	(3.4)	1.7	2.5
Relative return (vs. Bloomberg Barclays Global Aggregate Index - Hedged)	0.5	0.4	0.2
Intermediate Municipal Bonds (fixed income)
Absolute return	(2.8)	1.7	2.2
Relative return (vs. Lipper Short/Int. Blended Muni Fund Avg)	0.4	0.7	0.7
U.S. Strategic Core Plus (fixed income)
Absolute return	(3.9)	2.2	2.6
Relative return (vs. Bloomberg Barclays U.S. Aggregate Index)	0.2	0.5	0.5
Emerging Market Debt (fixed income)
Absolute return	(5.9)	1.1	2.0
Relative return (vs. JPM EMBI Global/JPM EMBI)	0.3	0.6	0.3
Sustainable Global Thematic (equity)
Absolute return	2.5	19.5	16.8
Relative return (vs. MSCI ACWI Index)	(4.8)	5.7	5.2
International Strategic Core Equity (equity)
Absolute return	5.2	6.8	7.7
Relative return (vs. MSCI EAFE Index)	4.0	(0.9)	1.0
U.S. Small & Mid Cap Value (equity)
Absolute return	7.3	13.8	9.6
Relative return (vs. Russell 2500 Value Index)	(0.4)	0.8	0.4
U.S. Strategic Value (equity)
Absolute return	10.8	12.4	8.7
Relative return (vs. Russell 1000 Value Index)	(0.9)	(0.6)	(1.6)
U.S. Small Cap Growth (equity)
Absolute return	(15.0)	15.3	18.3
Relative return (vs. Russell 2000 Growth Index)	(0.7)	5.4	8.0
U.S. Large Cap Growth (equity)
Absolute return	11.8	21.2	20.7
Relative return (vs. Russell 1000 Growth Index)	(3.2)	(2.4)	(0.1)
U.S. Small & Mid Cap Growth (equity)
Absolute return	(9.8)	15.1	17.0
Relative return (vs. Russell 2500 Growth Index)	0.3	2.1	3.8
Concentrated U.S. Growth (equity)
Absolute return	9.1	18.7	18.4
Relative return (vs. S&P 500 Index)	(6.5)	(0.2)	2.4

Index

	1-Year	3-Year(1)	5-Year(1)
Select U.S. Equity (equity)
Absolute return	16.6	19.8	16.8
Relative return (vs. S&P 500 Index)	1.0	0.9	0.9
Strategic Equities (equity)
Absolute return	10.7	16.1	13.7
Relative return (vs. Russell 3000 Index)	(1.3)	(2.1)	(1.7)
Global Core Equity (equity)
Absolute return	2.9	11.8	12.0
Relative return (vs. MSCI ACWI Index)	(4.3)	(1.9)	0.3
U.S. Strategic Core Equity (equity)
Absolute return	15.2	15.0	13.6
Relative return (vs. S&P 500 Index)	(0.5)	(4.0)	(2.4)
Select U.S. Equity Long/Short (alternatives)
Absolute return	10.7	13.2	11.5
Relative return (vs. S&P 500 Index)	(5.0)	(5.7)	(4.5)

(1)Reflects annualized returns.

Index
Consolidated Results of Operations

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(in thousands, except per unit amounts)
Net revenues	$1,105,687	$1,007,266	$98,421	9.8%
Expenses	857,284	746,682	110,602	14.8
Operating income	248,403	260,584	(12,181)	(4.7)
Income taxes	12,721	16,745	(4,024)	(24.0)
Net income	235,682	243,839	(8,157)	(3.3)
Net (loss) of consolidated entities attributable to non-controlling interests	(25,045)	(292)	(24,753)	n/m
Net income attributable to AB Unitholders	$260,727	$244,131	$16,596	6.8

Diluted net income per AB Unit	$0.95	$0.89	$0.06	6.7

Distributions per AB Unit	$0.99	$0.88	$0.11	12.5

Operating margin (1)	24.7%	25.9%

(1)Operating income excluding net (loss) attributable to non-controlling interests as a percentage of net revenues.

Net income attributable to AB Unitholders for the three months ended March 31, 2022 increased $16.6 million, or 6.8%, from the three months ended March 31, 2021. The increase primarily is due to (in millions):

Higher performance-based fees	$60.2
Higher base advisory fees	60.1
Higher net loss of consolidated entities attributable to non-controlling interest	24.8
Higher distribution revenues	20.7
Higher general and administrative expenses	(57.4)
Higher investment losses	(41.0)
Higher employee compensation and benefits expense	(33.4)
Higher promotion and servicing expense	(20.0)
Other	2.6
$16.6

Units Outstanding

Each quarter, we consider whether to implement a plan to repurchase AB Holding Units pursuant to Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended (“Exchange Act”). A plan of this type allows a company to repurchase its shares at times when it otherwise might be prevented from doing so because of self-imposed trading blackout periods or because it possesses material non-public information. Each broker we select has the authority to repurchase AB Holding Units on our behalf in accordance with the terms and limitations specified in the plan. Repurchases are subject to regulations promulgated by the SEC, as well as certain price, market volume and timing constraints specified in the plan. There was no plan adopted during the first quarter of 2022. We may adopt additional plans in the future to engage in open-market purchases of AB Holding Units to help fund anticipated obligations under our incentive compensation award program and for other corporate purposes.

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

	Three Months Ended March 31,
	2022	2021
	(in thousands, except per unit amounts)
Net revenues, US GAAP basis	$1,105,687	$1,007,266
Adjustments:
Distribution-related adjustments:
Distribution revenues	(168,341)	(147,600)
Investment advisory services fees	(17,285)	(22,553)
Pass-through adjustments:
Investment advisory services fees	(35,976)	(4,196)
Other revenues	(8,963)	(10,531)
Impact of consolidated company-sponsored funds	24,538	(311)
Long-term incentive compensation-related investment gains and dividend and interest	4,084	(2,097)
Adjusted net revenues	$903,744	$819,978

Index

	Three Months Ended March 31,
	2022	2021
Operating income, US GAAP basis	$248,403	$260,584
Adjustments:
Real estate	(206)	(985)
Long-term incentive compensation-related items	945	6
EQH award compensation	175	142
Acquisition-related expenses	10,687	22
Sub-total of non-GAAP adjustments	11,601	(815)
Less: Net (loss) of consolidated entities attributable to non-controlling interests	(25,045)	(292)
Adjusted operating income	285,049	260,061
Adjusted income taxes	14,595	16,722
Adjusted net income	$270,454	$243,339

Diluted net income per AB Unit, GAAP basis	$0.95	$0.89
Impact of non-GAAP adjustments	0.04	(0.01)
Adjusted diluted net income per AB Unit	$0.99	$0.88

Operating margin, GAAP basis	24.7%	25.9%
Impact of non-GAAP adjustments	6.8	5.8
Adjusted operating margin	31.5%	31.7%

Adjusted operating income for the three months ended March 31, 2022 increased $25.0 million, or 9.6%, from the three months ended March 31, 2021, primarily due to higher investment advisory base fees of $64.5 million and higher performance-based fees of $29.2 million, partially offset by higher employee compensation and benefits expense (excluding the impact of long-term incentive compensation-related items) of $37.9 million, higher general and administrative expenses of $16.9 million, higher investment losses of $8.4 million and higher promotion and servicing expenses of $6.1 million.

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

Index

Adjusted Operating Income

Adjusted operating income represents operating income on a US GAAP basis excluding (1) real estate charges (credits), (2) the impact on net revenues and compensation expense of the investment gains and losses (as well as the dividends and interest) associated with employee long-term incentive compensation-related investments, (3) our senior management's EQH award compensation, as discussed below, (4) acquisition-related expenses and (5) the impact of consolidated company-sponsored investment funds.
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
The board of directors of EQH granted to Seth P. Bernstein, our CEO, equity awards in connection with EQH's IPO. Additionally, equity awards have been granted to Mr. Bernstein and other members of AB's senior management for their membership on the EQH Management Committee. These individuals may receive additional equity or cash compensation from EQH in the future related to their service on the Management Committee. Any awards granted to these individuals by EQH are recorded as compensation expense in AB’s consolidated statement of income. The compensation expense associated with these awards has been excluded from our non-GAAP measures because they are non-cash and are based upon EQH's, and not AB's, financial performance.
Acquisition-related expenses have been excluded because they are not considered part of our core operating results when comparing financial results from period to period and to industry peers. Acquisition-related expenses include professional fees and the recording of changes in estimates to contingent payment arrangements associated with our acquisitions. Beginning in the first quarter of 2022, acquisition-related expenses also include certain compensation-related expenses, amortization of intangible assets for contracts acquired and accretion expense with respect to contingent payment arrangements.
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

Index
Net Revenues

The components of net revenues are as follows:

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(in thousands)
Investment advisory and services fees:
Institutions:
Base fees	$138,073	$129,430	$8,643	6.7%
Performance-based fees	41,809	4,430	37,379	n/m
	179,882	133,860	46,022	34.4
Retail:
Base fees	366,174	330,397	35,777	10.8
Performance-based fees	556	2,965	(2,409)	(81.2)
	366,730	333,362	33,368	10.0
Private Wealth:
Base fees	243,566	227,864	15,702	6.9
Performance-based fees	33,604	8,380	25,224	n/m
	277,170	236,244	40,926	17.3
Total:
Base fees	747,813	687,691	60,122	8.7
Performance-based fees	75,969	15,775	60,194	n/m
	823,782	703,466	120,316	17.1

Bernstein Research Services	117,807	119,021	(1,214)	(1.0)
Distribution revenues	168,341	147,600	20,741	14.1
Dividend and interest income	11,475	8,684	2,791	32.1
Investment gains (losses)	(39,024)	1,928	(40,952)	n/m
Other revenues	26,155	27,711	(1,556)	(5.6)
Total revenues	1,108,536	1,008,410	100,126	9.9
Less: Interest expense	2,849	1,144	1,705	149.0
Net revenues	$1,105,687	$1,007,266	$98,421	9.8

Investment Advisory and Services Fees

Investment advisory and services fees are the largest component of our revenues. These fees generally are calculated as a percentage of the value of AUM as of a specified date, or as a percentage of the value of average AUM for the applicable billing period, and vary with the type of investment service, the size of account and the total amount of assets we manage for a particular client. Accordingly, fee income generally increases or decreases as AUM increase or decrease and is affected by market appreciation or depreciation, the addition of new client accounts or client contributions of additional assets to existing accounts, withdrawals of assets from and termination of client accounts, purchases and redemptions of mutual fund shares, shifts of assets between accounts or products with different fee structures, and acquisitions. Our average basis points realized (investment advisory and services fees divided by average AUM) generally approximate 30 to 105 basis points for actively-managed equity services, 10 to 70 basis points for actively-managed fixed income services and 2 to 40 basis points for passively-managed services. Average basis points realized for other services could range from 4 basis points for certain Institutional third party managed services to over 100 basis points for certain Retail and Private Wealth alternative services. These ranges include all-inclusive fee arrangements (covering investment management, trade execution and other services) for our Private Wealth clients.

We calculate AUM using established market-based valuation methods and fair valuation (non-observable market) methods. Market-based valuation methods include: last sale/settle prices from an exchange for actively-traded listed equities, options and futures; evaluated bid prices from recognized pricing vendors for fixed income, asset-backed or mortgage-backed issues; mid

Index
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

We sometimes charge our clients performance-based fees. In these situations, we charge a base advisory fee and are eligible to earn an additional performance-based fee or incentive allocation that is calculated as either a percentage of absolute investment results or a percentage of investment results in excess of a stated benchmark over a specified period of time. Some performance-based fees include a high-watermark provision, which generally provides that if a client account underperforms relative to its performance target (whether absolute or relative to a specified benchmark), it must gain back such underperformance before we can collect future performance-based fees. Therefore, if we fail to achieve our performance target for a particular period, we will not earn a performance-based fee for that period and, for accounts with a high-watermark provision, our ability to earn future performance-based fees will be impaired. We are eligible to earn performance-based fees on 6.7%, 9.1% and 0.6% of the assets we manage for institutional clients, private wealth clients and retail clients, respectively (in total, 4.6% of our AUM).

For the three months ended March 31, 2022, our investment advisory and services fees increased by $120.3 million, or 17.1%, from the three months ended March 31, 2021, due to a $60.2 million increase in performance-based fees and a $60.1 million, or 8.7%, increase in base fees. The increase in base fees is primarily due to a 9.1% increase in average AUM. Performance-based fees increased primarily due to higher performance fees earned on our U.S. Real Estate Funds and International Small Cap Fund.

Institutional investment advisory and services fees for the three months ended March 31, 2022 increased by $46.0 million, or 34.4%, from the three months ended March 31, 2021, due to a $37.4 million increase in performance-based fees and an $8.6 million, or 6.7%, increase in base fees. The increase in base fees is primarily due to a 5.8% increase in average AUM.

Retail investment advisory and services fees for the three months ended March 31, 2022 increased by $33.4 million, or 10.0%, from the three months ended March 31, 2021, due to a $35.8 million, or 10.8%, increase in base fees, partially offset by a $2.4 million decrease in performance-based fees. The increase in base fees is primarily due to a 12.5% increase in average AUM.

Private Wealth investment advisory and services fees for the three months ended March 31, 2022 increased by $40.9 million, or 17.3%, from the three months ended March 31, 2021, due to a $25.2 million increase in performance-based fees and a $15.7 million, or 6.9%, increase in base fees. The increase in base fees is primarily due to a 10.2% increase in average AUM, partially offset by a lower portfolio fee rate.

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
Revenues from Bernstein Research Services for the three months ended March 31, 2022 decreased $1.2 million, or 1.0%, from the three months ended March 31, 2021. The slight decrease was due to lower customer trading activity in Asia partially offset by higher market volatility and trading volumes in the U.S. and U.K.

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

Index

Distribution revenues for the three months ended March 31, 2022 increased $20.7 million, or 14.1%, from the three months ended March 31, 2021, primarily due to the corresponding average AUM of these mutual funds increasing 9.6%, as well as a shift in product mix from Asia fixed income to equities, which generally earn higher fees.

Dividend and Interest Income and Interest Expense

Dividend and interest income consists primarily of investment income and interest earned on customer margin balances and U.S. Treasury Bills as well as dividend and interest income in our consolidated company-sponsored investment funds. Interest expense principally reflects interest accrued on cash balances in customers’ brokerage accounts.

Dividend and interest income for the three months ended March 31, 2022 increased $2.8 million, or 32.1%, from the three months ended March 31, 2021, primarily due to higher dividend and interest income in our consolidated company-sponsored investment funds and higher interest earned on customer margin balances. Interest expense for the three months ended March 31, 2022 increased $1.7 million, or 149.0%, from the three months ended March 31, 2021, due to higher interest paid on cash balances in customers' brokerage accounts.

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

Index
Investment (losses) gains are as follows:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Long-term incentive compensation-related investments:
Realized gains	$1,335	$2,052
Unrealized (losses)	(5,485)	(40)

Investments held by consolidated company-sponsored investment funds:
Realized (losses) gains	(989)	1,342
Unrealized (losses)	(40,898)	(6,941)

Seed capital investments:
Realized gains (losses)
Seed capital and other	3,576	2,557
Derivatives	16,628	(7,847)
Unrealized (losses) gains
Seed capital and other	(15,537)	567
Derivatives	3,104	10,166

Brokerage-related investments:
Realized (losses) gains	(667)	122
Unrealized (losses)	(91)	(50)
	$(39,024)	$1,928

Other Revenues

Other revenues consist of fees earned for transfer agency services provided to company-sponsored mutual funds, fees earned for administration and recordkeeping services provided to company-sponsored mutual funds and the general accounts of EQH and its subsidiaries, and other miscellaneous revenues. Other revenues for the three months ended March 31, 2022 decreased $1.6 million, or 5.6%, compared to the three months ended March 31, 2021, primarily due to lower brokerage income.

Index
Expenses

The components of expenses are as follows:

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(in thousands)
Employee compensation and benefits	$439,420	$406,059	$33,361	8.2%
Promotion and servicing:
Distribution-related payments	176,244	162,254	13,990	8.6
Amortization of deferred sales commissions	9,383	7,899	1,484	18.8
Trade execution, marketing, T&E and other	51,227	46,678	4,549	9.7
	236,854	216,831	20,023	9.2
General and administrative	177,625	120,223	57,402	47.7
Contingent payment arrangements	838	796	42	5.3
Interest on borrowings	1,411	1,294	117	9.0
Amortization of intangible assets	1,136	1,479	(343)	(23.2)
Total	$857,284	$746,682	$110,602	14.8

Employee Compensation and Benefits

Employee compensation and benefits consist of base compensation (including salaries and severance), annual short-term incentive compensation awards (cash bonuses), annual long-term incentive compensation awards, commissions, fringe benefits and other employment costs (including recruitment, training, temporary help and meals).

Compensation expense as a percentage of net revenues was 39.7% and 40.3% for the three months ended March 31, 2022 and 2021, respectively. Compensation expense generally is determined on a discretionary basis and is primarily a function of our firm’s current-year financial performance. The amounts of incentive compensation we award are designed to motivate, reward and retain top talent while aligning our executives' interests with the interests of our Unitholders. Senior management, with the approval of the Compensation and Workplace Practices Committee of the Board of Directors of AllianceBernstein Corporation (“Compensation Committee”), periodically confirms that the appropriate metric to consider in determining the amount of incentive compensation is the ratio of adjusted employee compensation and benefits expense to adjusted net revenues. Adjusted net revenues used in the adjusted compensation ratio are the same as the adjusted net revenues presented as a non-GAAP measure (discussed earlier in this Item 2). Adjusted employee compensation and benefits expense is total employee compensation and benefits expense minus other employment costs such as recruitment, training, temporary help and meals (which was 0.9% and 0.7% of adjusted net revenues for the three months ended March 31, 2022 and 2021, respectively), and excludes the impact of mark-to-market vesting expense, as well as dividends and interest expense, associated with employee long-term incentive compensation-related investments and the amortization expense associated with the awards issued by EQH to some of our firm's senior management relating to their roles as members of the EQH Management Committee. Senior management, with the approval of the Compensation Committee, has established as an objective that adjusted employee compensation and benefits expense generally should not exceed 50% of our adjusted net revenues, except in unexpected or unusual circumstances. Our ratio of adjusted compensation expense as a percentage of adjusted net revenues was 48.0% and 48.5% for the three months ended March 31, 2022 and 2021, respectively.

For the three months ended March 31, 2022, employee compensation and benefits expense increased $33.4 million, or 8.2%, compared to the three months ended March 31, 2021, primarily due to higher incentive compensation of $13.2 million, higher base compensation of $9.6 million, higher commissions of $6.4 million and higher fringes of $2.3 million.

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

Index
Promotion and servicing expenses increased $20.0 million, or 9.2%, during the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase primarily was due to higher distribution-related payments of $14.0 million, higher travel and entertainment expenses of $3.4 million and higher marketing and communication expenses of $2.1 million.

General and Administrative

General and administrative expenses include portfolio services expenses, technology expenses, professional fees and office-related expenses (occupancy, communications and similar expenses). General and administrative expenses as a percentage of net revenues were 16.1% and 11.9% for the three months ended March 31, 2022 and 2021, respectively. General and administrative expenses increased $57.4 million, or 47.7%, during the three months ended March 31, 2022 compared to the corresponding period in 2021, primarily due to higher portfolio servicing fees of $35.5 million, higher professional fees of $9.8 million, higher technology fees of $5.0 million and higher office-related expenses of $3.9 million.

Contingent Payment Arrangements

Contingent payment arrangements reflect changes in estimates of contingent payment liabilities associated with acquisitions in previous periods, as well as accretion expense of these liabilities. There were no changes in our estimates during the first three months ended March 31, 2022 or 2021.

Interest on Borrowings

Interest on borrowings reflects interest expense related to our debt and credit facilities. See Note 16 to AB's condensed consolidated financial statements contained in Item 1, for disclosures relating to our debt and credit facilities. For the three months ended March 31, 2022 interest on borrowings increased $0.1 million, or 9.0%, compared to the three months ended March 31, 2021.

Amortization of Intangible Assets

Amortization of intangible assets reflects our amortization of costs assigned to acquired investment management contracts with a finite life. These assets are recognized at fair value and generally are amortized on a straight-line basis over their estimated useful life. Amortization of intangible assets decreased $0.3 million, or 23.2%, during the three months ended March 31, 2022 compared to the three months ended March 31, 2021.

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

Income tax expense for the three months ended March 31, 2022 decreased $4.0 million, or 24.0%, compared to the three months ended March 31, 2021. The decrease was primarily due to a lower effective tax rate for the three months ended March 31, 2022 of 5.1% compared to 6.4% for the corresponding period in 2021, driven by a decrease in one-time discrete items. There were no material changes to uncertain tax positions (FIN 48 reserves) or valuation allowances against deferred tax assets for the three months ended March 31, 2022.

Net Income (Loss) of Consolidated Entities Attributable to Non-Controlling Interests

Net income (loss) of consolidated entities attributable to non-controlling interests primarily consists of limited partner interests owned by other investors in our consolidated company-sponsored investment funds. For the three months ended March 31, 2022, we had $25.0 million of net losses of consolidated entities attributable to non-controlling interests compared to net losses of $0.3 million for the three months ended March 31, 2021. Fluctuations period-to-period result primarily from the number of consolidated company-sponsored investment funds and their respective market performance.

Index
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

During the first three months of 2022, net cash provided by operating activities was $150.2 million, compared to $328.8 million during the corresponding 2021 period. The change reflects an increase in broker-dealer related receivables (net of payables and segregated U.S. treasury bills activity) of $177.6 million, higher net purchases of broker-dealer investments of $45.1 million and an increase in other assets of $43.0 million, partially offset by higher earnings of $45.2 million (after non-cash reconciling items) and the net activity of our consolidated funds of $43.6 million.

During the first three months of 2022, net cash used in investing activities was $6.2 million, compared to $19.4 million during the corresponding 2021 period. The change is due to lower purchases of furniture, equipment and leasehold improvements of $9.4 million and lower cash paid for acquisitions of $3.8 million.

During the first three months of 2022, net cash used in financing activities was $371.2 million, compared to $382.7 million during the corresponding 2021 period. The change reflects higher net borrowings of debt of $145.0 million, partially offset by higher distributions to the General Partner and Unitholders of $88.1 million as a result of higher earnings (distributions on earnings are paid one quarter in arrears) and higher distributions to non-controlling interests of consolidated company-sponsored investment funds of $44.6 million.

As of March 31, 2022, AB had $1.1 billion of cash and cash equivalents (excluding cash and cash equivalents of consolidated company-sponsored investment funds), all of which is available for liquidity but consist primarily of cash on deposit for our broker-dealers related to various customer clearing activities, and cash held by foreign subsidiaries of $687.1 million.

Debt and Credit Facilities

See Note 16 to AB’s condensed consolidated financial statements contained in Item 1, for disclosures relating to our debt and credit facilities.

Our financial condition and access to public and private debt markets should provide adequate liquidity for our general business needs. Management believes that cash flow from operations and the issuance of debt and AB Units or AB Holding Units will provide us with the resources we need to meet our financial obligations. See “Cautions Regarding Forward-Looking Statements” for a discussion of credit markets and our ability to renew our credit facilities at expiration.

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

During 2010, as general partner of AllianceBernstein U.S. Real Estate L.P. (“Real Estate Fund”), we committed to invest $25.0 million in the Real Estate Fund. As of March 31, 2022, we had funded $22.4 million of this commitment. During 2014, as general partner of AllianceBernstein U.S. Real Estate II L.P. (“Real Estate Fund II”), we committed to invest $27.3 million, as amended in 2020, in Real Estate Fund II. As of March 31, 2022, we had funded $21.3 million of this commitment.

See Note 12 for discussion of contingencies.

Index
CRITICAL ACCOUNTING ESTIMATES

The preparation of the condensed consolidated financial statements and notes to condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses.

There have been no updates to our critical accounting estimates from those disclosed in “Management’s Discussion and Analysis of Financial Condition” in our Form 10-K for the year ended December 31, 2021.

ACCOUNTING PRONOUNCEMENTS

See Note 2 to AB’s condensed consolidated financial statements contained in Item 1.

CAUTIONS REGARDING FORWARD-LOOKING STATEMENTS

Certain statements provided by management in this report and in the portion of AB’s Form 10-Q attached hereto as Exhibit 99.1 are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. The most significant of these factors include, but are not limited to, the following: the performance of financial markets, the investment performance of sponsored investment products and separately-managed accounts, general economic conditions, industry trends, future acquisitions, integration of acquired companies, competitive conditions and government regulations, including changes in tax regulations and rates and the manner in which the earnings of publicly-traded partnerships are taxed. We caution readers to carefully consider such factors. Further, these forward-looking statements speak only as of the date on which such statements are made; we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. For further information regarding these forward-looking statements and the factors that could cause actual results to differ, see “Risk Factors” in Part I, Item 1A of our Form 10-K for the year ended December 31, 2021 and Part II, Item 1A in this Form 10-Q. Any or all of the forward-looking statements that we make in our Form 10-K, this Form 10-Q, other documents we file with or furnish to the SEC, and any other public statements we issue, may turn out to be wrong. It is important to remember that other factors besides those listed in “Risk Factors” and those listed below could also adversely impact our revenues, financial condition, results of operations and business prospects.

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

•The Adverse Impact of COVID-19: The aggregate extent to which COVID-19, including existing and new variants and its impact on the global economy, affects AB’s business, liquidity, results of operations and financial condition, will depend on future COVID-19 developments that are highly uncertain, including the scope and duration of the pandemic and any recovery period, the emergence, spread and seriousness of COVID-19 variants, the continuing prevalence of severe, unconstrained and/or escalating rates of infection and hospitalization in various countries and regions, the availability, adoption and efficacy of treatments and vaccines, and future actions taken by governmental authorities, central banks and other parties in response to COVID-19.

•The probability that our acquisition of CarVal Investors, LP will close as anticipated. These statements concern expected growth, client and stockholder benefits, key assumptions, timing of closing of the transaction, revenue realization, financial benefits or returns, accretion and integration costs. The most significant transaction-related and other risk factors that may cause actual results to differ materially from future results expressed or implied by our forward-looking statements include: (i) the occurrence of any event, change or other circumstances that could give rise to the termination of the acquisition agreement; (ii) the transaction closing conditions may not be satisfied in a timely manner or at all, including due to the failure to obtain regulatory and client approvals; (iii) the announcement and pendency of the acquisition may disrupt CarVal’s business operations (including the threatened or actual loss of employees, clients or suppliers); (iv) CarVal could experience financial or other setbacks if the transaction encounters unanticipated problems; and (v) anticipated benefits of the transaction, including the realization of revenue, accretion, and financial benefits or returns, may not be fully realized or may take longer to realize than expected, including if AB Holding units to be issued after the closing trade at a price below anticipated levels. We caution readers to carefully consider such factors.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in AB’s market risk from the information provided under “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of AB's Form 10-K for the year ended December 31, 2021.
Item 4.     Controls and Procedures

Disclosure Controls and Procedures

Each of AB Holding and AB maintains a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed in our reports under the Exchange Act is (i) recorded, processed, summarized and reported in a timely manner, and (ii) accumulated and communicated to management, including the Chief Executive Officer ("CEO") and the Interim Chief Financial Officer ("Interim CFO"), to permit timely decisions regarding our disclosure.

As of the end of the period covered by this report, management carried out an evaluation, under the supervision and with the participation of the CEO and the Interim CFO, of the effectiveness of the design and operation of the disclosure controls and procedures. Based on this evaluation, the CEO and the Interim CFO concluded that the disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the first quarter of 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index
Part II

OTHER INFORMATION

Item 1.     Legal Proceedings

See Note 12 to the condensed consolidated financial statements contained in Part I, Item 1.

Item 1A.     Risk Factors

There have been no material changes to the risk factors from those appearing in our Annual Report on Form 10-K ("AB 10-K") for the fiscal year ended December 31, 2021.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

These were no AB Units bought or sold by AB in the period covered by this report that were not registered under the Securities Act. Neither we nor our affiliates bought any AB Units during the first quarter of 2022.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Mine Safety Disclosures

None.

Item 5.     Other Information

None.

Index
Item 6.     Exhibits

10.1	Transaction Agreement among CarVal Investors, AB and AB Holding dated as of March 17, 2022.

31.1	Certification of Mr. Bernstein furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Mr. Siemers furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of Mr. Bernstein furnished for the purpose of complying with Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification of Mr. Siemers furnished for the purpose of complying with Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL (included in Exhibit 101).

Index
SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	April 29, 2022	ALLIANCEBERNSTEIN L.P.

		By:	/s/ William R. Siemers
William R. Siemers
Interim Chief Financial Officer; Controller and Chief Accounting Officer