Form 10-Q
period 2022-06-30
ALLIANCEBERNSTEIN L.P.
filed 2022-07-29
CIK 1109448

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

The number of units of limited partnership interest outstanding as of June 30, 2022 was 269,447,055.

Index
ALLIANCEBERNSTEIN L.P.

Index
Part I
FINANCIAL INFORMATION
Item 1.    Financial Statements
ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition
(in thousands, except unit amounts)
(unaudited)

	June 30, 2022	December 31, 2021
ASSETS
Cash and cash equivalents	$1,205,694	$1,285,700
Cash and securities segregated, at fair value (cost: $1,746,297 and $1,503,554)	1,746,938	1,503,957
Receivables, net:
Brokers and dealers	225,153	65,897
Brokerage clients	2,123,711	2,059,842
AB funds fees	231,146	340,158
Other fees	146,069	185,653
Investments:
Long-term incentive compensation-related	47,062	63,839
Other	169,401	209,579
Assets of consolidated company-sponsored investment funds:
Cash and cash equivalents	15,598	90,326
Investments	458,505	613,025
Other assets	23,282	30,461
Furniture, equipment and leasehold improvements, net	166,963	169,175
Goodwill	3,092,267	3,091,763
Intangible assets, net	41,779	41,531
Deferred sales commissions, net	59,656	74,899
Right-of-use assets	389,890	421,980
Other assets	353,802	262,303
Total assets	$10,496,916	$10,510,088

LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST AND CAPITAL
Liabilities:
Payables:
Brokers and dealers	$299,767	$265,957
Securities sold not yet purchased	—	3,828
Brokerage clients	3,821,249	3,603,558
AB mutual funds	99,191	94,962
Accounts payable and accrued expenses	252,700	257,307
Lease liabilities	454,205	490,735
Liabilities of consolidated company-sponsored investment funds	37,780	87,000
Accrued compensation and benefits	563,788	369,649
Debt	800,000	755,000
Total liabilities	6,328,680	5,927,996

Index

	June 30, 2022	December 31, 2021
Commitments and contingencies (See Note 12)

Redeemable non-controlling interest of consolidated entities	308,953	421,169

Capital:
General Partner	40,270	42,850
Limited partners: 269,447,055 and 271,453,043 units issued and outstanding	4,082,109	4,336,211
Receivables from affiliates	(6,235)	(8,333)
AB Holding Units held for long-term incentive compensation plans	(121,697)	(119,470)
Accumulated other comprehensive loss	(135,164)	(90,335)
Partners’ capital attributable to AB Unitholders	3,859,283	4,160,923
Total liabilities, redeemable non-controlling interest and capital	$10,496,916	$10,510,088

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index
ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(in thousands, except per unit amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Investment advisory and services fees	$719,476	$777,624	$1,543,258	$1,481,090
Bernstein research services	106,442	105,655	224,249	224,676
Distribution revenues	153,130	155,538	321,471	303,138
Dividend and interest income	22,512	8,658	33,987	17,342
Investment (losses) gains	(48,220)	4,181	(87,244)	6,109
Other revenues	26,950	25,900	53,105	53,611
Total revenues	980,290	1,077,556	2,088,826	2,085,966
Less: Interest expense	8,846	734	11,695	1,878
Net revenues	971,444	1,076,822	2,077,131	2,084,088

Expenses:
Employee compensation and benefits	398,273	435,707	837,693	841,766
Promotion and servicing:
Distribution-related payments	158,532	167,761	334,776	330,015
Amortization of deferred sales commissions	8,953	8,236	18,336	16,135
Trade execution, marketing, T&E and other	60,404	46,571	111,631	93,249
General and administrative	147,855	131,324	325,480	251,547
Contingent payment arrangements	838	838	1,676	1,634
Interest on borrowings	2,681	1,241	4,092	2,535
Amortization of intangible assets	1,260	1,521	2,396	3,000
Total expenses	778,796	793,199	1,636,080	1,539,881

Operating income	192,648	283,623	441,051	544,207

Income taxes	10,650	12,480	23,371	29,225

Net income	181,998	271,143	417,680	514,982

Net (loss) income of consolidated entities attributable to non-controlling interests	(26,771)	3,573	(51,816)	3,281

Net income attributable to AB Unitholders	$208,769	$267,570	$469,496	$511,701

Net income per AB Unit:
Basic	$0.76	$0.97	$1.71	$1.86
Diluted	$0.76	$0.97	$1.71	$1.86

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index
ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Net income	$181,998	$271,143	$417,680	$514,982
Other comprehensive (loss) income:
Foreign currency translation adjustments, before tax	(34,286)	2,088	(46,108)	(5,050)
Income tax benefit	534	26	635	48
Foreign currency translation adjustments, net of tax	(33,752)	2,114	(45,473)	(5,002)
Changes in employee benefit related items:
Amortization of prior service cost	6	6	12	12
Recognized actuarial gain	324	324	647	405
Changes in employee benefit related items	330	330	659	417
Income tax (expense)	(6)	(2)	(15)	(2)
Employee benefit related items, net of tax	324	328	644	415
Other comprehensive (loss) income	(33,428)	2,442	(44,829)	(4,587)
Less: Comprehensive (loss) income in consolidated entities attributable to non-controlling interests	(26,771)	3,573	(51,816)	3,281
Comprehensive income attributable to AB Unitholders	$175,341	$270,012	$424,667	$507,114

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index
ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Partners' Capital
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
General Partner’s Capital
Balance, beginning of period	$41,832	$42,022	$42,850	$41,776
Net income	2,088	2,676	4,695	5,117
Cash distributions to General Partner	(2,715)	(2,421)	(6,496)	(5,319)
Long-term incentive compensation plans activity	31	18	30	11
(Retirement) issuance of AB Units, net	(966)	(342)	(809)	368
Balance, end of period	40,270	41,953	40,270	41,953
Limited Partners' Capital
Balance, beginning of period	4,235,643	4,253,904	4,336,211	4,229,485
Net income	206,681	264,894	464,801	506,584
Cash distributions to Unitholders	(267,699)	(239,678)	(641,728)	(526,491)
Long-term incentive compensation plans activity	3,071	1,859	2,914	1,151
(Retirement) issuance of AB Units, net	(95,587)	(33,919)	(80,089)	36,331
Balance, end of period	4,082,109	4,247,060	4,082,109	4,247,060
Receivables from Affiliates
Balance, beginning of period	(8,126)	(1,725)	(8,333)	(8,316)
Long-term incentive compensation awards expense	166	17	340	159
Capital contributions from (to) AB Holding	1,725	(6,091)	1,758	358
Balance, end of period	(6,235)	(7,799)	(6,235)	(7,799)
AB Holding Units held for Long-term Incentive Compensation Plans
Balance, beginning of period	(130,914)	(143,807)	(119,470)	(57,219)
Purchases of AB Holding Units to fund long-term compensation plans, net	(92,635)	(39,614)	(106,457)	(75,468)
Retirement (issuance) of AB Units, net	97,270	34,515	81,615	(36,498)
Long-term incentive compensation awards expense	8,334	9,505	26,776	27,507
Re-valuation of AB Holding Units held in rabbi trust	(3,752)	(803)	(4,161)	1,474
Balance, end of period	(121,697)	(140,204)	(121,697)	(140,204)
Accumulated Other Comprehensive (Loss)
Balance, beginning of period	(101,736)	(101,232)	(90,335)	(94,203)
Foreign currency translation adjustment, net of tax	(33,752)	2,114	(45,473)	(5,002)
Changes in employee benefit related items, net of tax	324	328	644	415
Balance, end of period	(135,164)	(98,790)	(135,164)	(98,790)
Total Partners' Capital attributable to AB Unitholders	$3,859,283	$4,042,220	$3,859,283	$4,042,220
See Accompanying Notes to Condensed Consolidated Financial Statements.

Index
ALLIANCEBERNSTEIN L.P. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2022	2021

Cash flows from operating activities:
Net income	$417,680	$514,982

Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred sales commissions	18,336	16,135
Non-cash long-term incentive compensation expense	27,116	27,666
Depreciation and other amortization	22,479	22,061
Unrealized losses on investments	42,767	4,269
Unrealized losses (gains) on investments of consolidated company-sponsored investment funds	80,091	(936)
Non-cash lease expense	52,008	48,048
Other, net	13,481	11,699
Changes in assets and liabilities:
(Increase) decrease in securities, segregated	(242,981)	680,396
(Increase) in receivables	(236,763)	(222,721)
Decrease in investments	12,527	19,963
Decrease in investments of consolidated company-sponsored investment funds	74,429	136,578
(Increase) in deferred sales commissions	(3,093)	(20,483)
(Increase) in other assets	(92,696)	(80,455)
(Decrease) in other assets and liabilities of consolidated company-sponsored investment funds, net	(42,040)	(15,347)
Increase (decrease) in payables	396,196	(513,344)
Increase in accounts payable and accrued expenses	15,873	13,617
Increase in accrued compensation and benefits	200,725	265,557
Cash payments to relieve operating lease liabilities	(54,148)	(57,388)
Net cash provided by operating activities	701,987	850,297

Cash flows from investing activities:
Purchases of furniture, equipment and leasehold improvements	(19,337)	(25,914)
Acquisition of business, net of cash acquired	(495)	(3,793)
Net cash used in investing activities	(19,832)	(29,707)

Index

	Six Months Ended June 30,
	2022	2021
Cash flows from financing activities:
Borrowings (repayments) of debt, net	45,000	(85,000)
(Decrease) increase in overdrafts payable	(14,235)	8,315
Distributions to General Partner and Unitholders	(648,224)	(531,810)
(Redemptions) of non-controlling interest in consolidated company-sponsored investment funds, net	(60,400)	(87,837)
Capital contributions to (from) affiliates	373	(408)
Additional investments by AB Holding with proceeds from exercise of compensatory options to buy AB Holding Units	178	3,402
Purchases of AB Holding Units to fund long-term incentive compensation plan awards, net	(106,457)	(75,468)
Other	(1,352)	(914)
Net cash used in financing activities	(785,117)	(769,720)
Effect of exchange rate changes on cash and cash equivalents	(51,772)	(1,223)

Net (decrease) increase in cash and cash equivalents	(154,734)	49,647
Cash and cash equivalents as of beginning of the period	1,376,026	1,073,906
Cash and cash equivalents as of end of the period	$1,221,292	$1,123,553

Non-cash investing activities:
Fair value of assets acquired (less cash acquired of zero and $2.8 million, respectively)	$2,995	$13,235
Fair value of liabilities assumed	$—	$1,642

Non-cash financing activities:
Payables recorded under contingent payment arrangements	$2,500	$7,800

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index
ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2022
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

Index
Organization

As of June 30, 2022, EQH owned approximately 4.1% of the issued and outstanding units representing assignments of beneficial ownership of limited partnership interests in AllianceBernstein Holding L.P. (“AB Holding Units”). AllianceBernstein Corporation (an indirect wholly-owned subsidiary of EQH, “General Partner”) is the general partner of both AllianceBernstein Holding L.P. (“AB Holding”) and AB. AllianceBernstein Corporation owns 100,000 general partnership units in AB Holding and a 1.0% general partnership interest in AB.

As of June 30, 2022, the ownership structure of AB, including limited partnership units outstanding as well as the general partner's 1.0% interest, was as follows:

EQH and its subsidiaries	63.5%
AB Holding	35.7
Unaffiliated holders	0.8
100.0%

Including both the general partnership and limited partnership interests in AB Holding and AB, EQH and its subsidiaries had an approximate 65.0% economic interest in AB as of June 30, 2022.

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

Subsequent Events
We have evaluated subsequent events through the date that these financial statements were filed with the SEC. See Note 17 Subsequent Event for additional details related to the closing of our acquisition of CarVal Investors, L.P. ("CarVal"). We previously announced our intention to acquire CarVal in our Form 10-Q for the quarter ended March 31, 2022.

Index

2.     Significant Accounting Policies

During the second quarter of 2022, there have been no recently adopted accounting pronouncements or pronouncements not yet adopted.

3. Revenue Recognition

Revenues for the three and six months ended June 30, 2022 and 2021 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Subject to contracts with customers:
Investment advisory and services fees
Base fees	$696,685	$723,717	$1,444,498	$1,411,408
Performance-based fees	22,791	53,907	98,760	69,682
Bernstein research services	106,442	105,655	224,249	224,676
Distribution revenues
All-in-management fees	73,399	86,073	154,620	171,255
12b-1 fees	17,436	20,653	36,953	40,687
Other distribution fees	62,295	48,812	129,898	91,196
Other revenues
Shareholder servicing fees	22,394	22,383	44,808	44,078
Other	4,318	2,933	7,827	8,616
	1,005,760	1,064,133	2,141,613	2,061,598
Not subject to contracts with customers:
Dividend and interest income, net of interest expense	13,666	7,924	22,292	15,464
Investment (losses) gains	(48,220)	4,181	(87,244)	6,109
Other revenues	238	584	470	917
	(34,316)	12,689	(64,482)	22,490
Total net revenues	$971,444	$1,076,822	$2,077,131	$2,084,088

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

Index
Repurchases and retention of AB Holding Units for the three and six months ended June 30, 2022 and 2021 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
Total amount of AB Holding Units Purchased/Retained (1)	2.3	0.9	2.6	1.9
Total Cash Paid for AB Holding Units Purchased/Retained (1)	$92.7	$38.3	$106.7	$75.7
Open Market Purchases of AB Holding Units Purchased (1)	2.3	0.8	2.3	1.4
Total Cash Paid for Open Market Purchases of AB Holding Units (1)	$92.7	$34.6	$92.7	$58.8
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

Each quarter, we consider whether to implement a plan to repurchase AB Holding Units pursuant to Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended ("Exchange Act"). A plan of this type allows a company to repurchase its shares at times when it otherwise might be prevented from doing so because of self-imposed trading blackout periods or because it possesses material non-public information. Each broker we select has the authority under the terms and limitations specified in the plan to repurchase AB Holding Units on our behalf. Repurchases are subject to regulations promulgated by the SEC as well as certain price, market volume and timing constraints specified in the plan. The plan adopted during the second quarter of 2022 expired at the close of business on July 26, 2022.We may adopt additional plans in the future to engage in open-market purchases of AB Holding Units to help fund anticipated obligations under our incentive compensation award program and for other corporate purposes.

During the first six months of 2022 and 2021, we awarded to employees and Eligible Directors 0.8 million and 3.5 million restricted AB Holding Unit awards, respectively. We use any AB Holding Units repurchased during the applicable period and newly-issued AB Holding Units to fund these awards.

During the first six months of 2022 and 2021, AB Holding issued 5,774 and 0.1 million AB Holding Units, respectively, upon exercise of options to buy AB Holding Units. AB Holding used the proceeds of $0.1 million and $3.4 million, respectively, received from award recipients as payment in cash for the exercise price to purchase the equivalent number of newly-issued AB Units.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands, except per unit amounts)
Net income attributable to AB Unitholders	$208,769	$267,570	$469,496	$511,701

Weighted average limited partnership units outstanding – basic	270,983	272,344	271,182	272,339
Dilutive effect of compensatory options to buy AB Holding Units	—	12	2	20
Weighted average limited partnership units outstanding – diluted	270,983	272,356	271,184	272,359
Basic net income per AB Unit	$0.76	$0.97	$1.71	$1.86
Diluted net income per AB Unit	$0.76	$0.97	$1.71	$1.86

Index
There were no anti-dilutive options excluded from diluted net income in the three and six months ended June 30, 2022 or 2021, respectively.

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

On July 29, 2022, the General Partner declared a distribution of $0.78 per AB Unit, representing a distribution of Available Cash Flow for the three months ended June 30, 2022. The General Partner, as a result of its 1% general partnership interest, is entitled to receive 1% of each distribution. The distribution is payable on August 18, 2022 to holders of record on August 8, 2022.

7.     Cash and Securities Segregated Under Federal Regulations and Other Requirements

As of June 30, 2022 and December 31, 2021, $1.7 billion and $1.5 billion, respectively, of U.S. Treasury Bills were segregated in a special reserve bank custody account for the exclusive benefit of our brokerage customers under Rule 15c3-3 of the Exchange Act.

8.     Investments

Investments consist of:

	June 30, 2022	December 31, 2021
	(in thousands)
Equity securities:
Long-term incentive compensation-related	$20,897	$32,237
Seed capital	119,083	133,992
Other	1,401	18,243
Exchange-traded options	59	1,893
Investments in limited partnership hedge funds:
Long-term incentive compensation-related	26,165	31,602
Seed capital	17,632	19,318
Time deposits	20,210	21,024
Other	11,016	15,109
Total investments	$216,463	$273,418

Total investments related to long-term incentive compensation obligations of $47.1 million and $63.8 million as of June 30, 2022 and December 31, 2021, respectively, consist of company-sponsored mutual funds and hedge funds. For long-term incentive compensation awards granted before 2009, we typically made investments in company-sponsored mutual funds and hedge funds that were notionally elected by plan participants and maintained them (and continue to maintain them) in a consolidated rabbi trust or separate custodial account. The rabbi trust and custodial account enable us to hold such investments separate from our other assets for the purpose of settling our obligations to participants. The investments held in the rabbi trust and custodial account remain available to the general creditors of AB.

The underlying investments of hedge funds in which we invest include long and short positions in equity securities, fixed income securities (including various agency and non-agency asset-based securities), currencies, commodities and

Index
derivatives (including various swaps and forward contracts). These investments are valued at quoted market prices or, where quoted market prices are not available, are fair valued based on the pricing policies and procedures of the underlying funds.

We allocate seed capital to our investment teams to help develop new products and services for our clients. A portion of our seed capital trading investments are equity and fixed income products, primarily in the form of separately-managed account portfolios, U.S. mutual funds, Luxembourg funds, Japanese investment trust management funds or Delaware business trusts. We also may allocate seed capital to investments in private equity funds. Regarding our seed capital investments, the amounts above reflect those funds in which we are not the primary beneficiary of a VIE or hold a controlling financial interest in a VOE. See Note 14, Consolidated Company-Sponsored Investment Funds, for a description of the seed capital investments that we consolidate. As of June 30, 2022 and December 31, 2021, our total seed capital investments were $287.2 million and $379.0 million, respectively. Seed capital investments in unconsolidated company-sponsored investment funds are valued using published net asset values or non-published net asset values if they are not listed on an active exchange but have net asset values that are comparable to funds with published net asset values and have no redemption restrictions.

In addition, we have long positions in corporate equities and long exchange-traded options traded through our options desk.

The portion of unrealized (losses) gains related to equity securities, as defined by ASC 321-10, held as of June 30, 2022 and 2021 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Net (losses) gains recognized during the period	$(17,328)	$7,719	$(33,878)	$12,606
Less: net gains recognized during the period on equity securities sold during the period	5,217	12,156	9,756	16,721
Unrealized (losses) recognized during the period on equity securities held	$(22,545)	$(4,437)	$(43,634)	$(4,115)

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

Index
The notional value and fair value as of June 30, 2022 and December 31, 2021 for derivative instruments (excluding derivative instruments relating to our options desk trading activities discussed below) not designated as hedging instruments were as follows:

		Fair Value
	Notional Value	Derivative Assets	Derivative Liabilities
	(in thousands)
June 30, 2022:
Exchange-traded futures	$116,242	$1,724	$348
Currency forwards	46,780	5,507	5,283
Interest rate swaps	10,683	20	87
Credit default swaps	181,219	17,269	6,586
Total return swaps	55,040	2,827	178
Option swaps	50,000	—	42
Total derivatives	$459,964	$27,347	$12,524

December 31, 2021:
Exchange-traded futures	$131,876	$392	$1,186
Currency forwards	66,058	7,344	6,980
Interest rate swaps	13,483	497	833
Credit default swaps	155,757	6,594	6,967
Total return swaps	63,817	595	527
Option swaps	50,000	—	430
Total derivatives	$480,991	$15,422	$16,923

As of June 30, 2022 and December 31, 2021, the derivative assets and liabilities are included in both receivables and payables to brokers and dealers on our condensed consolidated statements of financial condition.

The gains and losses for derivative instruments (excluding our options desk trading activities discussed below) for the three and six months ended June 30, 2022 and 2021 recognized in investment gains (losses) in the condensed consolidated statements of income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Exchange-traded futures	$6,441	$(4,882)	$13,954	$(3,747)
Currency forwards	1,738	(354)	2,282	827
Interest rate swaps	21	(111)	(52)	(23)
Credit default swaps	4,720	(1,714)	6,437	(2,236)
Total return swaps	8,025	(2,980)	15,431	(3,887)
Option swaps	1,154	(1,373)	3,779	(12)
Net gains (losses) on derivative instruments	$22,099	$(11,414)	$41,831	$(9,078)

We may be exposed to credit-related losses in the event of non-performance by counterparties to derivative financial instruments. We minimize our counterparty exposure through a credit review and approval process. In addition, we have executed various collateral arrangements with counterparties to the over-the-counter derivative transactions that require both pledging and accepting collateral in the form of cash. As of June 30, 2022 and December 31, 2021, we held $9.2 million and $2.9 million, respectively, of cash collateral payable to trade counterparties. This obligation to return cash is reported in payables to brokers and dealers in our condensed consolidated statements of financial condition.

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

Certain of our standardized contracts for over-the-counter derivative transactions (“ISDA Master Agreements”) contain credit risk related contingent provisions pertaining to each counterparty’s credit rating. In some ISDA Master Agreements, if the counterparty’s credit rating, or in some agreements, our assets under management (“AUM”), falls below a specified threshold, either a default or a termination event permitting us or the counterparty to terminate the ISDA Master Agreement would be triggered. In all agreements that provide for collateralization, various levels of collateralization of net liability positions are applicable, depending on the credit rating of the counterparty. As of June 30, 2022 and December 31, 2021, we delivered $3.0 million and $5.6 million, respectively, of cash collateral into brokerage accounts. We report this cash collateral in cash and cash equivalents in our condensed consolidated statements of financial condition.

As of June 30, 2022 and December 31, 2021, we held $0.1 million and $1.9 million, respectively, of long exchange-traded equity options, which are included in other investments on our condensed consolidated statements of financial condition. In addition, as of June 30, 2022 and December 31, 2021, we held zero and $2.8 million, respectively, of short exchange-traded equity options, which are included in securities sold not yet purchased on our condensed consolidated statements of financial condition. Our options desk provides our clients with equity derivative strategies and execution for exchange-traded options on single stocks, exchange-traded funds and indices. While predominately agency-based, the options desk may commit capital to facilitate a client’s transaction. Our options desk hedges the risks associated with this activity by taking offsetting positions in equities. For the three and six months ended June 30, 2022, we recognized losses of $7.8 million and $9.8 million, respectively, on equity options activity. For the three and six months ended June 30, 2021, we recognized losses of $1.7 million and gains of $3.1 million, respectively, on equity options activity. These gains and losses are recognized in investment gains (losses) in the condensed consolidated statements of income.
10.     Offsetting Assets and Liabilities

See Note 14, Consolidated Company-Sponsored Investment Funds, for disclosure of offsetting assets and liabilities of our consolidated company-sponsored investment funds.

Offsetting of assets as of June 30, 2022 and December 31, 2021 was as follows:

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments Collateral	Cash Collateral Received	Net Amount
	(in thousands)
June 30, 2022:
Securities borrowed	$69,831	$—	$69,831	$(59,671)	$—	$10,160
Derivatives	$27,347	$—	$27,347	$—	$(9,151)	$18,196
Long exchange-traded options	$59	$—	$59	$—	$—	$59
December 31, 2021:
Securities borrowed	$19,899	$—	$19,899	$(18,327)	$—	$1,572
Derivatives	$15,422	$—	$15,422	$—	$(2,872)	$12,550
Long exchange-traded options	$1,893	$—	$1,893	$—	$—	$1,893

Index
Offsetting of liabilities as of June 30, 2022 and December 31, 2021 was as follows:

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments Collateral	Cash Collateral Pledged	Net Amount
	(in thousands)
June 30, 2022:
Securities loaned	$101,276	$—	$101,276	$(98,241)	$—	$3,035
Derivatives	$12,524	$—	$12,524	$—	$(2,980)	$9,544
Short exchange-traded options	$—	$—	$—	$—	$—	$—
December 31, 2021:
Securities loaned	$23,911	$—	$23,911	$(23,373)	$—	$538
Derivatives	$16,923	$—	$16,923	$—	$(5,572)	$11,351
Short exchange-traded options	$2,774	$—	$2,774	$—	$—	$2,774

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis

Valuation of our financial instruments by pricing observability levels as of June 30, 2022 and December 31, 2021 was as follows (in thousands):

	Level 1	Level 2	Level 3	NAV Expedient(1)	Other	Total
June 30, 2022:
Money markets	$125,126	$—	$—	$—	$—	$125,126
Securities segregated (U.S. Treasury Bills)	—	1,746,873	—	—	—	1,746,873
Derivatives	1,724	25,623	—	—	—	27,347
Investments:
Equity securities	110,348	30,783	119	131	—	141,381
Long exchange-traded options	59	—	—	—	—	59
Limited partnership hedge funds(2)	—	—	—	—	43,797	43,797
Time deposits(3)	—	—	—	—	20,210	20,210
Other investments	6,514	—	—	—	4,502	11,016
Total investments	116,921	30,783	119	131	68,509	216,463
Total assets measured at fair value	$243,771	$1,803,279	$119	$131	$68,509	$2,115,809

Securities sold not yet purchased:
Short equities – corporate	$—	$—	$—	$—	$—	$—
Short exchange-traded options	—	—	—	—	—	—
Derivatives	348	12,176	—	—	—	12,524
Contingent payment arrangements	—	—	42,436	—	—	42,436
Total liabilities measured at fair value	$348	$12,176	$42,436	$—	$—	$54,960

Index

	Level 1	Level 2	Level 3	NAV Expedient(1)	Other	Total
December 31, 2021:
Money markets	$151,156	$—	$—	$—	$—	$151,156
Securities segregated (U.S. Treasury Bills)	—	1,503,828	—	—	—	1,503,828
Derivatives	392	15,030	—	—	—	15,422
Investments:
Equity securities	144,917	39,284	126	145	—	184,472
Long exchange-traded options	1,893	—	—	—	—	1,893
Limited partnership hedge funds(2)	—	—	—	—	50,920	50,920
Time deposits(3)	—	—	—	—	21,024	21,024
Other investments	9,094	—	—	—	6,015	15,109
Total investments	155,904	39,284	126	145	77,959	273,418
Total assets measured at fair value	$307,452	$1,558,142	$126	$145	$77,959	$1,943,824

Securities sold not yet purchased:
Short equities – corporate	$1,054	$—	$—	$—	$—	$1,054
Short exchange-traded options	2,774	—	—	—	—	2,774
Derivatives	1,186	15,737	—	—	—	16,923
Contingent payment arrangements	—	—	38,260	—	—	38,260
Total liabilities measured at fair value	$5,014	$15,737	$38,260	$—	$—	$59,011

(1) Investments measured at fair value using NAV (or its equivalent) as a practical expedient.
(2) Investments in equity method investees that are not measured at fair value in accordance with GAAP.
(3) Investments carried at amortized cost that are not measured at fair value in accordance with GAAP.

Other investments included in Level 1 of the fair value hierarchy include our investment in a mutual fund measured at fair value ($6.5 million and $9.1 million as of June 30, 2022 and December 31, 2021, respectively). Other investments not measured at fair value include (i) investment in a start-up company that does not have a readily available fair value (this investment was $0.3 million as of both June 30, 2022 and December 31, 2021), (ii) investment in equity method investees that are not measured at fair value in accordance with GAAP ($1.5 million and $2.9 million as of June 30, 2022 and December 31, 2021, respectively), and (iii) broker dealer exchange memberships that are not measured at fair value in accordance with GAAP ($2.7 million and $2.8 million as of June 30, 2022 and December 31, 2021, respectively).
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
During the six months ended June 30, 2022 there were no transfers between Level 2 and Level 3 securities.
The change in carrying value associated with Level 3 financial instruments carried at fair value, classified as equity securities, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Balance as of beginning of period	$119	$124	$126	$125
Purchases	—	—	—	—
Sales	—	—	—	—
Realized gains (losses), net	—	—	—	—
Unrealized gains (losses), net	—	2	(7)	1
Balance as of end of period	$119	$126	$119	$126

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
As part of acquisitions made by the Company, we may enter into contingent consideration arrangements as part of the purchase price. The change in carrying value associated with Level 3 financial instruments carried at fair value, classified as contingent payment arrangements, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Balance as of beginning of period	$39,098	$36,073	$38,260	$27,750
Addition	2,500	274	2,500	7,800
Accretion	838	837	1,676	1,634
Payments	—	—	—	—
Balance as of end of period	$42,436	$37,184	$42,436	$37,184

The liabilities were valued using expected revenue growth rates and discount rates. As of June 30, 2022, the expected revenue growth rates range from 2.0% to 83.9%, with a weighted average of 7.9%, calculated using cumulative revenues and range of revenue growth rates (excluding revenue growth from additional AUM contributed in year of acquisition). The discount rates ranged from 1.9% to 10.4%, with a weighted average of 7.0%, calculated using total contingent liabilities and range of discount rates. As of June 30, 2021, the expected revenue growth rates ranged from 2.0% to 83.9%, with a weighted average of 13.0%, calculated using cumulative revenues and a range of revenue growth rates (excluding revenue growth from additional AUM contributed from existing clients). The discount rates ranged from 1.9% to 10.4%, with a weighted average of 6.6%, calculated using total contingent liabilities and range of discount rates.

Index

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We did not have any material assets or liabilities that were measured at fair value for impairment on a nonrecurring basis during the six months ended June 30, 2022 or during the year ended December 31, 2021.

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
Leases included in the condensed consolidated statement of financial condition as of June 30, 2022 and December 31, 2021 were as follows:

	Classification	June 30, 2022	December 31, 2021
		(in thousands)
Operating Leases
Operating lease right-of-use assets	Right-of-use assets	$378,326	$414,105
Operating lease liabilities	Lease liabilities	442,797	482,781
Finance Leases
Property and equipment, gross	Right-of-use assets	16,227	10,947
Amortization of right-of-use assets	Right-of-use assets	(4,663)	(3,072)
Property and equipment, net		11,564	7,875
Finance lease liabilities	Lease liabilities	11,408	7,954

Index
The components of lease expense included in the condensed consolidated statement of income as of June 30, 2022 and June 30, 2021 were as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
	Classification	2022	2021	2022	2021
		(in thousands)
Operating lease cost	General and administrative	$24,060	$24,629	$48,585	$49,047
Financing lease cost:
Amortization of right-of-use assets	General and administrative	1,084	479	1,824	980
Interest on lease liabilities	Interest expense	56	21	93	43
Total finance lease cost		1,140	500	1,917	1,023
Variable lease cost (1)	General and administrative	9,468	10,344	20,155	19,890
Sublease income	General and administrative	(9,310)	(9,506)	(17,871)	(19,313)
Net lease cost		$25,358	$25,967	$52,786	$50,647
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
Maturities of lease liabilities were as follows:

	Operating Leases	Financing Leases	Total
Year ending December 31,	(in thousands)
2022 (excluding the six months ended June 30, 2022)	$51,013	$1,676	$52,689
2023	97,944	3,667	101,611
2024	99,840	2,756	102,596
2025	33,769	2,327	36,096
2026	32,336	1,309	33,645
Thereafter	170,100	—	170,100
Total lease payments	485,002	11,735	496,737
Less interest	(42,205)	(327)
Present value of lease liabilities	$442,797	$11,408
We have signed a lease which commences in 2024, relating to approximately 166,000 square feet of space in New York City. Our estimated total base rent obligation (excluding taxes, operating expenses and utilities) over the 20-year lease term is approximately $393.0 million.

Lease term and discount rate:
Weighted average remaining lease term (years):
Operating leases	7.41
Finance leases	3.59
Weighted average discount rate:
Operating leases	2.72%
Finance leases	1.65%

Index
Supplemental cash flow information related to leases was as follows:

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Right-of-use assets obtained in exchange for lease obligations(1):
Operating leases	12,151	29,333
Finance leases	5,513	3,283
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
The balances of consolidated VIEs included in our condensed consolidated statements of financial condition were as follows:

	June 30, 2022	December 31, 2021
	(in thousands)
Cash and cash equivalents	$15,598	$90,326
Investments	458,505	613,025
Other assets	23,282	30,461
Total assets	$497,385	$733,812

Liabilities	$37,780	$87,000
Redeemable non-controlling interest	308,953	421,169
Partners' capital attributable to AB Unitholders	150,652	225,643
Total liabilities, redeemable non-controlling interest and partners' capital	$497,385	$733,812
During six-month period ended June 30, 2022, we deconsolidated five funds in which we had a seed investment of approximately $61.8 million as of December 31, 2021, due to no longer having a controlling financial interest.

Fair Value
Cash and cash equivalents include cash on hand, demand deposits, overnight commercial paper and highly liquid investments with original maturities of three months or less. Due to the short-term nature of these instruments, the recorded value has been determined to approximate fair value.

Index

Valuation of consolidated company-sponsored investment funds' financial instruments by pricing observability levels as of June 30, 2022 and December 31, 2021 was as follows (in thousands):

	Level 1	Level 2	Level 3	Total
June 30, 2022:
Investments	$74,225	$384,280	$—	$458,505
Derivatives	554	1,489	—	2,043
Total assets measured at fair value	$74,779	$385,769	$—	$460,548

Derivatives	15,067	3,553	—	18,620
Total liabilities measured at fair value	$15,067	$3,553	$—	$18,620

December 31, 2021:
Investments	$165,415	$444,253	$3,357	$613,025
Derivatives	622	5,265	—	5,887
Total assets measured at fair value	$166,037	$449,518	$3,357	$618,912

Derivatives	$16,291	$2,051	$—	$18,342
Total liabilities measured at fair value	$16,291	$2,051	$—	$18,342

See Note 11 for a description of the fair value methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.

The change in carrying value associated with Level 3 financial instruments carried at fair value within consolidated company-sponsored investment funds was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Balance as of beginning of period	$248	$717	$3,357	$619
Deconsolidated funds	—	(717)	(3,351)	(717)
Transfers (out)	—	—	(6)	(10)
Purchases	—	204	248	323
Sales	(248)	—	(248)	(3)
Realized gains, net	—	—	—	3
Unrealized gains (losses), net	—	6	—	(5)
Balance as of end of period	$—	$210	$—	$210

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

Index
Derivative Instruments
As of June 30, 2022 and December 31, 2021, the VIEs held $16.6 million and $12.5 million (net), respectively, of futures, forwards and swaps within their portfolios. For the three and six months ended June 30, 2022, we recognized $5.7 million and $5.2 million of losses, respectively, on these derivatives. These gains and losses are recognized in investment gains (losses) in the condensed consolidated statements of income. For the three and six months ended June 30, 2021, we recognized $1.8 million and $0.7 million of gains, respectively, on these derivatives. These gains and losses are recognized in investment gains (losses) in the condensed consolidated statements of income.
As of both June 30, 2022 and December 31, 2021, the VIEs held $0.9 million of cash collateral payable to trade counterparties. This obligation to return cash is reported in the liabilities of consolidated company-sponsored investment funds in our condensed consolidated statements of financial condition.
As of June 30, 2022 and December 31, 2021, the VIEs delivered $4.0 million and $1.8 million, respectively, of cash collateral into brokerage accounts. The VIEs report this cash collateral in the consolidated company-sponsored investment funds cash and cash equivalents in our condensed consolidated statements of financial condition.
Offsetting Assets and Liabilities
Offsetting of derivative assets of consolidated company-sponsored investment funds as of June 30, 2022 and December 31, 2021 was as follows:

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments Collateral	Cash Collateral Received	Net Amount
	(in thousands)
June 30, 2022:
Derivatives	$2,043	$—	$2,043	$—	$(871)	$1,172
December 31, 2021:
Derivatives	$5,887	$—	$5,887	$—	$(904)	$4,983

Offsetting of derivative liabilities of consolidated company-sponsored investment funds as of June 30, 2022 and December 31, 2021 was as follows:

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments Collateral	Cash Collateral Pledged	Net Amount
	(in thousands)
June 30, 2022:
Derivatives	$18,620	$—	$18,620	$—	$(4,001)	$14,619
December 31, 2021:
Derivatives	$18,342	$—	$18,342	$—	$(1,824)	$16,518

Cash collateral, whether pledged or received on derivative instruments, is not considered material and, accordingly, is not disclosed by counterparty.

Index
Non-Consolidated VIEs
As of June 30, 2022, the net assets of company-sponsored investment products that are non-consolidated VIEs are approximately $40.3 billion, and our maximum risk of loss is our investment of $4.7 million in these VIEs and our advisory fee receivables from these VIEs is $47.4 million. As of December 31, 2021, the net assets of company-sponsored investment products that were non-consolidated VIEs was approximately $68.9 billion; our maximum risk of loss was our investment of $8.8 million in these VIEs and our advisory fees receivable from these VIEs was $75.7 million.
15.     Units Outstanding

Changes in AB Units outstanding during the six-month period ended June 30, 2022 were as follows:

Outstanding as of December 31, 2021	271,453,043
Options exercised	5,774
Units issued	707,334
Units retired(1)	(2,719,096)
Outstanding as of June 30, 2022	269,447,055
(1) During the six-months ended June 30, 2022, we purchased 1,100 AB Units in private transactions and retired them.

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

The Credit Facility contains affirmative, negative and financial covenants, which are customary for facilities of this type, including restrictions on dispositions of assets, restrictions on liens, a minimum interest coverage ratio and a maximum leverage ratio. As of June 30, 2022, we were in compliance with these covenants. The Credit Facility also includes customary events of default (with customary grace periods, as applicable), including provisions under which, upon the occurrence of an event of default, all outstanding loans may be accelerated and/or lender’s commitments may be terminated. Also, under such provisions, upon the occurrence of certain insolvency- or bankruptcy-related events of default, all amounts payable under the Credit Facility would automatically become immediately due and payable, and the lender’s commitments automatically would terminate.

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

As of June 30, 2022 and December 31, 2021, we had no amounts outstanding under the Credit Facility. Furthermore, during the first six months of 2022 and the full year 2021, we did not draw upon the Credit Facility.

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

Index
Amounts under the EQH Facility may be borrowed, repaid and re-borrowed by us from time to time until the maturity of the facility. AB or EQH may reduce or terminate the commitment at any time without penalty upon proper notice. EQH also may terminate the facility immediately upon a change of control of our general partner.

As of June 30, 2022 and December 31, 2021, AB had $800.0 million and $755.0 million outstanding under the EQH Facility, with interest rates of approximately 1.5% and 0.2%, respectively. Average daily borrowings on the EQH Facility for the first six months of 2022 and the full year 2021 were $656.7 million and $404.6 million, respectively, with weighted average interest rates of approximately 0.5% and 0.2%, respectively.

In addition to the EQH Facility, AB has a $300.0 million uncommitted, unsecured senior credit facility (“EQH Uncommitted Facility”) with EQH. The EQH Uncommitted Facility matures on September 1, 2024 and is available for AB's general business purposes. Borrowings under the EQH Unsecured Facility generally bear interest at a rate per annum based on prevailing overnight commercial paper rates. The EQH Uncommitted Facility contains affirmative, negative and financial covenants which are substantially similar to those in the EQH Facility. As of June 30, 2022 and December 31, 2021, we had no amounts outstanding under the EQH Uncommitted Facility and have not drawn upon the facility since its inception.

As of June 30, 2022 and December 31, 2021, we had no commercial paper outstanding. The commercial paper is short term in nature, and as such, recorded value is estimated to approximate fair value (and considered a Level 2 security in the fair value hierarchy). Average daily borrowings of commercial paper during the first six months of 2022 and full year 2021 were $229.9 million and $157.0 million, respectively, with weighted average interest rates of approximately 0.5% and 0.2%, respectively.

AB had a $200.0 million committed, unsecured senior revolving credit facility (the "Revolver") with a leading international bank, which matured on November 16, 2021. Average daily borrowings under the Revolver for the full year 2021 were $13.3 million with a weighted average interest rate of approximately 1.1%.

In addition, SCB LLC currently has five uncommitted lines of credit with five financial institutions. Four of these lines of credit permit us to borrow up to an aggregate of approximately $315.0 million, with AB named as an additional borrower, while the other line has no stated limit. AB has agreed to guarantee the obligations on SCB LLC under these lines of credit. As of June 30, 2022 and December 31, 2021, SCB LLC had no outstanding balance on these lines of credit. Average daily borrowings during the first six months of 2022 and full year 2021 were $1.4 million and $47 thousand with weighted average interest rates of approximately 0.8% and 0.9%, respectively.

17. Subsequent Event

On July 1, 2022, AB Holding acquired 100% of the equity interests of CarVal Investors, L.P. (“CarVal”) in exchange for (i) AB Holding Units to be delivered in 2022, some of which were delivered on July 1 and the rest of which will be delivered during the fourth quarter (“Upfront Payment”), and (ii) the issuance of additional AB Holding Units in future years that are contingent upon achievement of performance hurdles by CarVal during the six-year period that began on January 1, 2022 and ends on December 31, 2027. The Upfront Payment was approximately $750 million and consisted of the AB Holding Units discussed above as well as cash to fund certain CarVal business expenses and other obligations. Immediately following the acquisition of CarVal by AB Holding, AB Holding contributed all of the equity interests of CarVal to AB in exchange for AB Units.
The acquisition will be accounted for as a business combination, and accordingly, the total purchase price will be allocated to the tangible and intangible assets acquired and the liabilities assumed based on their respective fair market values on the acquisition date. The preliminary purchase price allocation is expected to be completed in the third quarter of 2022.
We have evaluated subsequent events and determined no events have occurred, other than the CarVal-related information disclosed herein, which would require an adjustment to or additional disclosure in the consolidated financial statements.

Index
Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

Impact of COVID-19
AB continues to actively monitor COVID-19 developments and their impact on our employees, business and operations. The aggregate extent to which COVID-19, including existing and new variants and its impact on the global economy, affects AB’s business, liquidity, results of operations and financial condition, will depend on future COVID-19 developments that are highly uncertain, including the scope and duration of the pandemic and any recovery period, the emergence, spread and seriousness of COVID-19 variants, the continuing prevalence of severe, unconstrained and/or escalating rates of infection and hospitalization in various countries and regions, the availability, adoption and efficacy of treatments and vaccines, and future actions taken by governmental authorities, central banks and other parties in response to COVID-19. Further, we have benefited from certain of our adjusted operating expenses declining significantly due to the COVID-19 pandemic, generally owing to depressed levels of travel and entertainment and in-person client meetings, during both 2020 and 2021. While these costs have begun to return in 2022, year-to-date results are not yet back to normalized levels, and the prior-year savings are not indicative of our future performance. Additionally, as most of our workforce continues working in a hybrid model, which includes two remote days each week, we are mindful of increased risk related to cybersecurity, which could significantly disrupt our business functions.

Executive Overview
Our total assets under management (“AUM”) as of June 30, 2022 were $646.8 billion, down $88.6 billion, or 12.0%, compared to March 31, 2022, and down $91.6 billion, or 12.4%, compared to June 30, 2021. During the second quarter of 2022, AUM decreased primarily due to market depreciation of $85.5 billion and net outflows of $2.7 billion (Retail net outflows of $2.2 billion and Private Wealth net outflows of $1.2 billion, offset by Institutional net inflows of $0.7 billion). Excluding AXA S.A.("AXA") redemptions of low-fee fixed income mandates of $0.6 billion, the firm generated net outflows of $2.1 billion in the second quarter of 2022. We expect approximately $4 billion of additional AXA-related redemptions of low-fee AUM in the second half of 2022.

Institutional AUM decreased $35.4 billion, or 10.9%, to $290.5 billion during the second quarter of 2022, primarily due to market depreciation of $35.7 billion, partially offset by net inflows of $0.7 billion. Excluding AXA's redemption of low-fee fixed income mandates of $0.6 billion, Institutional net inflows were $1.3 billion during the second quarter of 2022. Gross sales decreased sequentially from $14.3 billion during the first quarter of 2022 to $3.3 billion during the second quarter of 2022. Redemptions and terminations decreased sequentially from $2.1 billion to $1.2 billion.

Retail AUM decreased $41.6 billion, or 14.2%, to $251.0 billion during the second quarter of 2022, due to market depreciation of $39.4 billion and net outflows of $2.2 billion. Gross sales decreased sequentially from $20.6 billion during the first quarter of 2022 to $17.3 billion during the second quarter of 2022. Redemptions and terminations decreased sequentially from $18.7 billion to $16.9 billion.

Private Wealth AUM decreased $11.6 billion, or 9.9%, to $105.3 billion during the second quarter of 2022, due to market depreciation of $10.4 billion and net outflows of $1.2 billion. Gross sales decreased sequentially from $6.0 billion during the first quarter of 2022 to $3.3 billion during the second quarter of 2022. Redemptions and terminations increased sequentially from $3.8 billion to $4.5 billion.

Bernstein Research Services revenue for the second quarter of 2022 was $106.4 million, up $0.8 million, or 0.7%, compared to the second quarter of 2021. The increase was driven by increased customer trading activity in the U.S., partially offset by lower trading volumes in Asia and Europe.

Net revenues for the second quarter of 2022 decreased $105.4 million, or 9.8%, to $1.0 billion from $1.1 billion in the second quarter of 2021. The decrease was primarily due to higher investment losses of $52.4 million, lower performance-based fees of $31.1 million, lower investment advisory base fees of $27.0 million and lower distribution revenues of $2.4 million, partially offset by higher net dividend and interest income of $5.7 million. Operating expenses for the second quarter of 2022 decreased $14.4 million, or 1.8%, to $778.8 million from $793.2 million in the second quarter of 2021. The decrease was primarily due to lower employee compensation and benefits expenses of $37.4 million, partially offset by higher general and administrative expenses of $16.5 million and higher promotion and servicing expenses of $5.3 million. Our operating income decreased $91.0 million, or 32.1%, to $192.6 million from $283.6 million in the second quarter of 2021 and our operating margin decreased to 22.6% in the second quarter of 2022 from 26.0% in the second quarter of 2021.

Index
Market Commentary

U.S. equity markets continued their downward trajectory during the second quarter, with the S&P 500, the Dow Jones Industrial Average and the Nasdaq each finishing the quarter in negative territory. Investor concerns remained focused on inflation and the policy response from the U.S. Federal Reserve, which increased interest rates during the second quarter and signaled that further increases in 2022 may be likely. Given market conditions, we continue to expect our 2022 margins to be impacted as compared to 2021 reflecting continued higher inflation, our growth-related investments, rebounding travel and entertainment expenses and lower performance based fees. In the U.K., equities declined during the quarter as households reacted to rising mortgage rates, high energy prices and an increase in the national insurance levy. Similar to the Federal Reserve in the U.S., the Bank of England raised interest rates, as they continue to seek to moderate inflation while preventing a steep economic downturn. In China, recent lockdowns triggered a slowdown in economic activity, but early signs of a potential reopening have emerged. The People’s Bank of China introduced more monetary and fiscal easing by cutting interest rates and announcing further infrastructure spending. These further easing measures could help the Chinese market stabilize in the second half of the year.

Relationship with EQH and its Subsidiaries

EQH (our parent company) and its subsidiaries are our largest client. EQH is collaborating with AB in order to improve the risk-adjusted yield for the General Accounts of EQH's insurance subsidiaries by investing additional assets at AB, including the utilization of AB's higher-fee, longer-duration alternative offerings. Equitable Financial Life Insurance Company, a subsidiary of EQH ("Equitable Financial"), has agreed to provide $10 billion in permanent capital1 to build out AB's private illiquid offerings, including private alternatives and private placements. Deployment of this capital commitment has begun and is expected to continue over approximately the next two years. We expect this anticipated capital from Equitable Financial will continue to accelerate both organic and inorganic growth in our private alternatives business, allowing us to continue to deliver for our clients, employees, unitholders and other stakeholders. For example, EQH has committed $750 million in capital to be deployed through CarVal Investors, which AB acquired on July 1, 2022.

Assets Under Management

Assets under management by distribution channel are as follows:

	As of June 30,
	2022	2021	$ Change	% Change
	(in billions)

Institutions	$290.5	$329.1	$(38.6)	(11.7)%
Retail	251.0	293.7	(42.7)	(14.5)
Private Wealth	105.3	115.6	(10.3)	(8.9)
Total	$646.8	$738.4	$(91.6)	(12.4)%

1 Permanent capital means investment capital of indefinite duration, which may be withdrawn under certain conditions. Although Equitable Financial has indicated its intention over time to provide this investment capital to AB, which is mutually beneficial to both firms, it has no binding commitment to do so.

Index
Assets under management by investment service are as follows:

	As of June 30,
	2022	2021	$ Change	% Change
	(in billions)
Equity
Actively Managed	$223.2	$256.7	$(33.5)	(13.0)%
Passively Managed(1)	55.7	69.5	(13.8)	(19.9)
Total Equity	278.9	326.2	(47.3)	(14.5)

Fixed Income
Actively Managed
Taxable	200.9	252.3	(51.4)	(20.3)
Tax–exempt	53.8	54.0	(0.2)	(0.5)
	254.7	306.3	(51.6)	(16.8)
Passively Managed(1)	12.3	9.3	3.0	32.3
Total Fixed Income	267.0	315.6	(48.6)	(15.4)

Alternatives/Multi-Asset Solutions(2)
Actively Managed	95.5	92.8	2.7	2.9
Passively Managed(1)	5.4	3.8	1.6	42.7
Total Alternatives/Multi-Asset Solutions	100.9	96.6	4.3	4.4
Total	$646.8	$738.4	$(91.6)	(12.4)%

(1)Includes index and enhanced index services.
(2)Includes certain multi-asset solutions and services not included in equity or fixed income services.

Index
Changes in assets under management for the three-month, six-month and twelve-month periods ended June 30, 2022 are as follows:

	Distribution Channel
	Institutions	Retail	Private Wealth	Total
	(in billions)
Balance as of March 31, 2022	$325.9	$292.6	$116.9	$735.4
Long-term flows:
Sales/new accounts	3.3	17.3	3.3	23.9
Redemptions/terminations	(1.2)	(16.9)	(4.5)	(22.6)
Cash flow/unreinvested dividends	(1.4)	(2.6)	—	(4.0)
Net long-term inflows (outflows)(2)	0.7	(2.2)	(1.2)	(2.7)
Adjustments(1)	(0.4)	—	—	(0.4)
Market depreciation	(35.7)	(39.4)	(10.4)	(85.5)
Net change	(35.4)	(41.6)	(11.6)	(88.6)
Balance as of June 30, 2022	$290.5	$251.0	$105.3	$646.8

Balance as of December 31, 2021	$337.1	$319.9	$121.6	$778.6
Long-term flows:
Sales/new accounts	17.6	37.9	9.3	64.8
Redemptions/terminations	(3.3)	(35.7)	(8.2)	(47.2)
Cash flow/unreinvested dividends	(3.4)	(5.5)	—	(8.9)
Net long-term inflows (outflows)(2)	10.9	(3.3)	1.1	8.7
Adjustments(1)	(0.4)	—	—	(0.4)
Market depreciation	(57.1)	(65.6)	(17.4)	(140.1)
Net change	(46.6)	(68.9)	(16.3)	(131.8)
Balance as of June 30, 2022	$290.5	$251.0	$105.3	$646.8

Balance as of June 30, 2021	$329.1	$293.7	$115.6	$738.4
Long-term flows:
Sales/new accounts	26.8	91.1	18.6	136.5
Redemptions/terminations	(10.2)	(67.8)	(16.4)	(94.4)
Cash flow/unreinvested dividends	(5.1)	(13.6)	—	(18.7)
Net long-term inflows(2)	11.5	9.7	2.2	23.4
Adjustments(1)	(0.4)	—	—	(0.4)
Market depreciation	(49.7)	(52.4)	(12.5)	(114.6)
Net change	(38.6)	(42.7)	(10.3)	(91.6)
Balance as of June 30, 2022	$290.5	$251.0	$105.3	$646.8

(1)Approximately $0.4 billion of Institutional AUM was removed from our total assets under management during the second quarter of 2022 due to a change in the fee structure.
(2)Institutional net flows include $0.6 billion of AXA's redemptions of certain low-fee fixed income mandates for the three-month, six-month and twelve-month periods ended June 30, 2022.

Index

	Investment Service
	Equity Actively Managed	Equity Passively Managed(1)	Fixed Income Actively Managed - Taxable	Fixed Income Actively Managed - Tax- Exempt	Fixed Income Passively Managed(1)	Alternatives/ Multi-Asset Solutions(2)	Total
	(in billions)
Balance as of March 31, 2022	$265.2	$66.2	$225.9	$54.9	$12.7	$110.5	$735.4
Long-term flows:
Sales/new accounts	11.4	1.1	4.0	5.3	(0.1)	2.2	23.9
Redemptions/terminations	(9.4)	(0.1)	(7.7)	(4.5)	—	(0.9)	(22.6)
Cash flow/unreinvested dividends	(1.7)	(1.3)	(2.0)	0.1	0.8	0.1	(4.0)
Net long-term inflows (outflows) (3)	0.3	(0.3)	(5.7)	0.9	0.7	1.4	(2.7)
Adjustments(4)	—	—	—	—	—	(0.4)	(0.4)
Market depreciation	(42.3)	(10.2)	(19.3)	(2.0)	(1.1)	(10.6)	(85.5)
Net change	(42.0)	(10.5)	(25.0)	(1.1)	(0.4)	(9.6)	(88.6)
Balance as of June 30, 2022	$223.2	$55.7	$200.9	$53.8	$12.3	$100.9	$646.8

Balance as of December 31, 2021	$287.6	$71.6	$246.3	$57.1	$13.2	$102.8	$778.6
Long-term flows:
Sales/new accounts	28.7	1.3	11.1	9.2	(0.1)	14.6	64.8
Redemptions/terminations	(19.7)	(0.1)	(18.1)	(7.3)	(0.2)	(1.8)	(47.2)
Cash flow/unreinvested dividends	(4.1)	(3.2)	(3.3)	(0.2)	1.4	0.5	(8.9)
Net long-term inflows (outflows) (3)	4.9	(2.0)	(10.3)	1.7	1.1	13.3	8.7
Adjustments(4)	—	—	—	—	—	(0.4)	(0.4)
Market depreciation	(69.3)	(13.9)	(35.1)	(5.0)	(2.0)	(14.8)	(140.1)
Net change	(64.4)	(15.9)	(45.4)	(3.3)	(0.9)	(1.9)	(131.8)
Balance as of June 30, 2022	$223.2	$55.7	$200.9	$53.8	$12.3	$100.9	$646.8

Balance as of June 30, 2021	$256.7	$69.5	$252.3	$54.0	$9.3	$96.6	$738.4
Long-term flows:
Sales/new accounts	67.7	2.2	27.3	16.0	3.7	19.6	136.5
Redemptions/terminations	(40.3)	(0.4)	(38.5)	(11.3)	(0.4)	(3.5)	(94.4)
Cash flow/unreinvested dividends	(9.8)	(7.6)	(3.0)	(0.1)	1.7	0.1	(18.7)
Net long-term inflows (outflows) (3)	17.6	(5.8)	(14.2)	4.6	5.0	16.2	23.4
Adjustments(4)	—	—	—	—	—	(0.4)	(0.4)
Market depreciation	(51.1)	(8.0)	(37.2)	(4.8)	(2.0)	(11.5)	(114.6)
Net change	(33.5)	(13.8)	(51.4)	(0.2)	3.0	4.3	(91.6)
Balance as of June 30, 2022	$223.2	$55.7	$200.9	$53.8	$12.3	$100.9	$646.8

(1)Includes index and enhanced index services.
(2)Includes certain multi-asset solutions and services not included in equity or fixed income services.
(3)Fixed income - taxable investment services net flows include $0.6 billion of AXA's redemptions of certain low-fee fixed income mandates for the three-month, six-month and twelve-month periods ended June 30, 2022.
(4)Approximately $0.4 billion of Institutional AUM was removed from our total assets under management during the second quarter of 2022 due to a change in the fee structure.

Index

Net long-term inflows (outflows) for actively managed investment services as compared to passively managed investment services for the three-month, six-month and twelve-month periods ended June 30, 2022 are as follows:

	Periods Ended June 30, 2022
	Three-months	Six-months	Twelve-months
	(in billions)
Actively Managed
Equity	$0.3	$4.9	$17.6
Fixed Income	(4.8)	(8.6)	(9.6)
Alternatives/Multi-Asset Solutions	1.1	12.4	13.8
	(3.4)	8.7	21.8
Passively Managed
Equity	(0.3)	(2.0)	(5.8)
Fixed Income	0.7	1.1	5.0
Alternatives/Multi-Asset Solutions	0.3	0.9	2.4
	0.7	—	1.6
Total net long-term (outflows) inflows	$(2.7)	$8.7	$23.4

Average assets under management by distribution channel and investment service are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(in billions)				(in billions)
Distribution Channel:
Institutions	$307.5	$324.9	$(17.4)	(5.3)%	$318.7	$319.7	$(1.0)	(0.3)%
Retail	270.6	284.3	(13.7)	(4.8)	285.1	276.7	8.4	3.0
Private Wealth	110.5	113.4	(2.9)	(2.6)	113.9	110.3	3.6	3.3
Total	$688.6	$722.6	$(34.0)	(4.7)%	$717.7	$706.7	$11.0	1.6%
Investment Service:
Equity Actively Managed	$243.1	$246.6	$(3.5)	(1.4)%	$255.6	$235.4	$20.2	8.6%
Equity Passively Managed(1)	60.8	68.5	(7.7)	(11.3)	63.8	66.6	(2.8)	(4.2)
Fixed Income Actively Managed – Taxable	212.4	253.2	(40.8)	(16.1)	224.1	255.7	(31.6)	(12.4)
Fixed Income Actively Managed – Tax-exempt	54.2	52.9	1.3	2.4	55.2	52.1	3.1	5.9
Fixed Income Passively Managed(1)	12.3	8.7	3.6	41.9	12.6	8.5	4.1	47.4
Alternatives/Multi-Asset Solutions(2)	105.8	92.7	13.1	14.1	106.4	88.4	18.0	20.4
Total	$688.6	$722.6	$(34.0)	(4.7)%	$717.7	$706.7	$11.0	1.6%

(1)Includes index and enhanced index services.
(2)Includes certain multi-asset solutions and services not included in equity of fixed income services.

Our Institutional channel second quarter average AUM of $307.5 billion decreased $17.4 billion, or 5.3%, compared to the second quarter of 2021, primarily due to this AUM decreasing $38.6 billion, or 11.7%, to $290.5 billion over the last 12 months. The $38.6 billion decrease resulted from market depreciation of $49.7 billion (with $35.7 billion of market depreciation occurring in the second quarter of 2022), partially offset by net inflows of $11.5 billion.
Our Retail channel second quarter average AUM of $270.6 billion decreased $13.7 billion, or 4.8%, compared to the second quarter of 2021, primarily due to this AUM decreasing $42.7 billion, or 14.5%, to $251.0 billion over the last 12 months. The

Index
$42.7 billion decrease resulted from market depreciation of $52.4 billion (with $39.4 billion of market depreciation occurring in the second quarter of 2022), offset by net inflows of $9.7 billion.
Our Private Wealth channel second quarter average AUM of $110.5 billion decreased $2.9 billion, or 2.6%, compared to the second quarter of 2021, primarily due to this AUM decreasing $10.3 billion, or 8.9%, to $105.3 billion over the last 12 months. The $10.3 billion decrease resulted from market depreciation of $12.5 billion (with $10.4 billion of market depreciation occurring in the second quarter of 2022), offset by net inflows of $2.2 billion.
Absolute investment composite returns, gross of fees, and relative performance as of June 30, 2022 compared to benchmarks for certain representative Institutional equity and fixed income services are as follows:

	1-Year	3-Year(1)	5-Year(1)

Global High Income - Hedged (fixed income)
Absolute return	(13.9)%	(0.9)%	1.1%
Relative return (vs. Bloomberg Barclays Global High Yield Index - Hedged)	1.5	0.8	0.2
Global Plus - Hedged (fixed income)
Absolute return	(9.7)	(1.1)	1.1
Relative return (vs. Bloomberg Barclays Global Aggregate Index - Hedged)	(0.8)	0.1	—
Intermediate Municipal Bonds (fixed income)
Absolute return	(5.6)	0.5	1.6
Relative return (vs. Lipper Short/Int. Blended Muni Fund Avg)	0.1	0.6	0.6
U.S. Strategic Core Plus (fixed income)
Absolute return	(10.7)	(0.7)	1.2
Relative return (vs. Bloomberg Barclays U.S. Aggregate Index)	(0.4)	0.2	0.3
Emerging Market Debt (fixed income)
Absolute return	(21.0)	(4.4)	(1.2)
Relative return (vs. JPM EMBI Global/JPM EMBI)	(1.8)	(0.1)	(0.2)
Sustainable Global Thematic (equity)
Absolute return	(21.1)	9.8	10.7
Relative return (vs. MSCI ACWI Index)	(5.4)	3.6	3.7
International Strategic Core Equity (equity)
Absolute return	(13.9)	1.3	3.2
Relative return (vs. MSCI EAFE Index)	3.9	0.2	1.0
U.S. Small & Mid Cap Value (equity)
Absolute return	(13.4)	6.9	6.1
Relative return (vs. Russell 2500 Value Index)	(0.2)	0.7	0.5
U.S. Strategic Value (equity)
Absolute return	(6.8)	7.8	6.0
Relative return (vs. Russell 1000 Value Index)	—	0.9	(1.2)
U.S. Small Cap Growth (equity)
Absolute return	(37.4)	3.4	11.1
Relative return (vs. Russell 2000 Growth Index)	(4.0)	2.0	6.2
U.S. Large Cap Growth (equity)
Absolute return	(19.6)	11.8	14.6
Relative return (vs. Russell 1000 Growth Index)	(0.9)	(0.8)	0.3

Index

	1-Year	3-Year(1)	5-Year(1)
U.S. Small & Mid Cap Growth (equity)
Absolute return	(35.2)	3.2	9.6
Relative return (vs. Russell 2500 Growth Index)	(3.4)	(0.5)	2.1
Concentrated U.S. Growth (equity)
Absolute return	(16.7)	9.4	13.1
Relative return (vs. S&P 500 Index)	(6.1)	(1.2)	1.8
Select U.S. Equity (equity)
Absolute return	(7.4)	12.1	12.5
Relative return (vs. S&P 500 Index)	3.3	1.5	1.2
Strategic Equities (equity)
Absolute return	(13.6)	8.3	9.5
Relative return (vs. Russell 3000 Index)	0.3	(1.4)	(1.1)
Global Core Equity (equity)
Absolute return	(18.8)	4.4	7.2
Relative return (vs. MSCI ACWI Index)	(3.1)	(1.8)	0.2
U.S. Strategic Core Equity (equity)
Absolute return	(4.0)	8.8	10.9
Relative return (vs. S&P 500 Index)	6.6	(1.8)	(0.4)
Select U.S. Equity Long/Short (alternatives)
Absolute return	(3.0)	8.9	9.2
Relative return (vs. S&P 500 Index)	7.7	(1.7)	(2.1)

(1)Reflects annualized returns.

Index
Consolidated Results of Operations

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(in thousands, except per unit amounts)
Net revenues	$971,444	$1,076,822	$(105,378)	(9.8)%	$2,077,131	$2,084,088	$(6,957)	(0.3)%
Expenses	778,796	793,199	(14,403)	(1.8)	1,636,080	1,539,881	96,199	6.2
Operating income	192,648	283,623	(90,975)	(32.1)	441,051	544,207	(103,156)	(19.0)
Income taxes	10,650	12,480	(1,830)	(14.7)	23,371	29,225	(5,854)	(20.0)
Net income	181,998	271,143	(89,145)	(32.9)	417,680	514,982	(97,302)	(18.9)
Net (loss) income of consolidated entities attributable to non-controlling interests	(26,771)	3,573	(30,344)	n/m	(51,816)	3,281	(55,097)	n/m
Net income attributable to AB Unitholders	$208,769	$267,570	$(58,801)	(22.0)	$469,496	$511,701	$(42,205)	(8.2)

Diluted net income per AB Unit	$0.76	$0.97	$(0.21)	(21.6)	$1.71	$1.86	$(0.15)	(8.1)

Distributions per AB Unit	$0.78	$0.97	$(0.19)	(19.6)	$1.77	$1.85	$(0.08)	(4.3)

Operating margin (1)	22.6%	26.0%			23.7%	26.0%

(1)Operating income excluding net (loss) income attributable to non-controlling interests as a percentage of net revenues.

Net income attributable to AB Unitholders for the three months ended June 30, 2022 decreased $58.8 million, or 22.0%, from the three months ended June 30, 2021. The decrease primarily is due to (in millions):

Higher investment losses	$(52.4)
Lower performance-based fees	(31.1)
Lower base advisory fees	(27.0)
Higher general and administrative expenses	(16.5)
Higher promotion and servicing expense	(5.3)
Lower employee compensation and benefits expense	37.4
Higher net loss of consolidated entities attributable to non-controlling interest	30.3
Higher net dividend and interest income	5.7
Other	0.1
$(58.8)

Index
Net income attributable to AB Unitholders for the six months ended June 30, 2022 decreased $42.2 million, or 8.2%, from the six months ended June 30, 2021. The decrease primarily is due to (in millions):

Higher investment losses	$(93.4)
Higher general and administrative expenses	(73.9)
Higher promotion and servicing expenses	(25.3)
Higher net loss of consolidated entities attributable to non-controlling interest	55.1
Higher base advisory fees	33.1
Higher performance-based fees	29.1
Higher distribution revenues	18.3
Higher net dividend and interest income	6.8
Lower income tax expense	5.9
Lower employee compensation and benefits expense	4.1
Other	(2.0)
$(42.2)

Units Outstanding; Unit Repurchases

Each quarter, we consider whether to implement a plan to repurchase AB Holding Units pursuant to Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended (“Exchange Act”). A plan of this type allows a company to repurchase its shares at times when it otherwise might be prevented from doing so because of self-imposed trading blackout periods or because it possesses material non-public information. Each broker we select has the authority to repurchase AB Holding Units on our behalf in accordance with the terms and limitations specified in the plan. Repurchases are subject to regulations promulgated by the SEC, as well as certain price, market volume and timing constraints specified in the plan. The plan adopted during the second quarter of 2022 expired at the close of business on July 26, 2022. We may adopt additional plans in the future to engage in open-market purchases of AB Holding Units to help fund anticipated obligations under our incentive compensation award program and for other corporate purposes.

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

Index

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands, except per unit amounts)
Net revenues, US GAAP basis	$971,444	$1,076,822	$2,077,131	$2,084,088
Adjustments:
Distribution-related adjustments:
Distribution revenues	(153,130)	(155,538)	(321,471)	(303,138)
Investment advisory services fees	(14,357)	(20,459)	(31,642)	(43,012)
Pass-through adjustments:
Investment advisory services fees	(10,043)	(4,403)	(46,019)	(8,598)
Other revenues	(9,436)	(8,229)	(18,399)	(18,760)
Impact of consolidated company-sponsored funds	26,573	(4,286)	51,111	(4,597)
Long-term incentive compensation-related investment gains and dividend and interest	5,295	(2,272)	9,379	(4,370)
Adjusted net revenues	$816,346	$881,635	$1,720,090	$1,701,613

Operating income, US GAAP basis	$192,648	$283,623	$441,051	$544,207
Adjustments:
Real estate	(206)	(985)	(412)	(1,970)
Long-term incentive compensation-related items	1,463	(91)	2,408	(85)
EQH award compensation	164	17	339	159
Acquisition-related expenses	4,929	180	15,616	202
Sub-total of non-GAAP adjustments	6,350	(879)	17,951	(1,694)
Less: Net (loss) income of consolidated entities attributable to non-controlling interests	(26,771)	3,573	(51,816)	3,281
Adjusted operating income	225,769	279,171	510,818	539,232
Adjusted income taxes	12,485	12,284	27,073	28,957
Adjusted net income	$213,284	$266,887	$483,745	$510,275

Diluted net income per AB Unit, GAAP basis	$0.76	$0.97	$1.71	$1.86
Impact of non-GAAP adjustments	0.02	—	0.06	(0.01)
Adjusted diluted net income per AB Unit	$0.78	$0.97	$1.77	$1.85

Operating margin, GAAP basis	22.6%	26.0%	23.7%	26.0%
Impact of non-GAAP adjustments	5.1	5.7	6.0	5.7
Adjusted operating margin	27.7%	31.7%	29.7%	31.7%

Adjusted operating income for the three months ended June 30, 2022 decreased $53.4 million, or 19.1%, from the three months ended June 30, 2021, primarily due to lower performance-based fees of $36.1 million, lower investment advisory base fees of $21.5 million, higher promotion and servicing expenses of $12.6 million, higher general and administrative expenses of $8.6 million, investment losses in the current year compared to investment gains in the prior year of $6.1 million and lower net dividend and interest income of $2.2 million, partially offset by lower employee compensation and benefits expense (excluding the impact of long-term incentive compensation-related items) of $32.2 million.

Adjusted operating income for the six months ended June 30, 2022 decreased $28.4 million, or 5.3%, from the six months ended June 30, 2021, primarily due to higher general and administrative expenses of $25.5 million, higher promotion and servicing expenses of $18.7 million, investment losses in the current year compared to investment gains in the prior year of $14.4 million, lower performance-based fees of $6.9 million, higher employee compensation and benefits expense (excluding the impact of long-term incentive compensation-related items) of $5.6 million and lower net dividend and interest income of $2.6 million, partially offset by higher investment advisory base fees of $43.0 million.

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

We adjust investment advisory and services fees and other revenues for pass through costs, primarily related to our transfer agent and shareholder servicing fees. These fees do not affect operating income, so we exclude them from adjusted net revenues.

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
The board of directors of EQH granted to Seth Bernstein, our CEO, equity awards in connection with EQH's IPO. Additionally, equity awards have been granted to Mr. Bernstein and other members of AB's senior management for their membership on the EQH Management Committee. These individuals may receive additional equity or cash compensation from EQH in the future related to their service on the Management Committee. Any awards granted to these individuals by EQH are recorded as compensation expense in AB’s consolidated statement of income. The compensation expense associated with these awards has been excluded from our non-GAAP measures because they are non-cash and are based upon EQH's, and not AB's, financial performance.
Acquisition-related expenses have been excluded because they are not considered part of our core operating results when comparing financial results from period to period and to industry peers. Acquisition-related expenses include professional fees and the recording of changes in estimates to contingent payment arrangements associated with our acquisitions. Beginning in

Index
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

Index
Net Revenues

The components of net revenues are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(in thousands)				(in thousands)
Investment advisory and services fees:
Institutions:
Base fees	$132,794	$136,067	$(3,273)	(2.4)%	$271,058	$265,497	$5,561	2.1%
Performance-based fees	8,031	2,484	5,547	n/m	49,839	6,914	42,925	n/m
	140,825	138,551	2,274	1.6	320,897	272,411	48,486	17.8
Retail:
Base fees	332,658	348,193	(15,535)	(4.5)	698,641	678,590	20,051	3.0
Performance-based fees	492	31,511	(31,019)	(98.4)	1,049	34,477	(33,428)	(97.0)
	333,150	379,704	(46,554)	(12.3)	699,690	713,067	(13,377)	(1.9)
Private Wealth:
Base fees	231,233	239,457	(8,224)	(3.4)	474,799	467,321	7,478	1.6
Performance-based fees	14,268	19,912	(5,644)	(28.3)	47,872	28,291	19,581	69.2
	245,501	259,369	(13,868)	(5.3)	522,671	495,612	27,059	5.5
Total:
Base fees	696,685	723,717	(27,032)	(3.7)	1,444,498	1,411,408	33,090	2.3
Performance-based fees	22,791	53,907	(31,116)	(57.7)	98,760	69,682	29,078	41.7
	719,476	777,624	(58,148)	(7.5)	1,543,258	1,481,090	62,168	4.2

Bernstein Research Services	106,442	105,655	787	0.7	224,249	224,676	(427)	(0.2)
Distribution revenues	153,130	155,538	(2,408)	(1.5)	321,471	303,138	18,333	6.0
Dividend and interest income	22,512	8,658	13,854	160.0	33,987	17,342	16,645	96.0
Investment (losses) gains	(48,220)	4,181	(52,401)	n/m	(87,244)	6,109	(93,353)	n/m
Other revenues	26,950	25,900	1,050	4.1	53,105	53,611	(506)	(0.9)
Total revenues	980,290	1,077,556	(97,266)	(9.0)	2,088,826	2,085,966	2,860	0.1
Less: Interest expense	8,846	734	8,112	n/m	11,695	1,878	9,817	n/m
Net revenues	$971,444	$1,076,822	$(105,378)	(9.8)	$2,077,131	$2,084,088	$(6,957)	(0.3)

Investment Advisory and Services Fees

Investment advisory and services fees are the largest component of our revenues. These fees generally are calculated as a percentage of the value of AUM as of a specified date, or as a percentage of the value of average AUM for the applicable billing period, and vary with the type of investment service, the size of account and the total amount of assets we manage for a particular client. Accordingly, fee income generally increases or decreases as AUM increase or decrease and is affected by market appreciation or depreciation, the addition of new client accounts or client contributions of additional assets to existing accounts, withdrawals of assets from and termination of client accounts, purchases and redemptions of mutual fund shares, shifts of assets between accounts or products with different fee structures, and acquisitions. Our average basis points realized (investment advisory and services fees divided by average AUM) generally approximate 30 to 105 basis points for actively-managed equity services, 10 to 70 basis points for actively-managed fixed income services and 2 to 40 basis points for

Index
passively-managed services. Average basis points realized for other services could range from 3 basis points for certain Institutional third party managed services to over 100 basis points for certain Retail and Private Wealth alternative services. These ranges include all-inclusive fee arrangements (covering investment management, trade execution and other services) for our Private Wealth clients.

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

We sometimes charge our clients performance-based fees. In these situations, we charge a base advisory fee and are eligible to earn an additional performance-based fee or incentive allocation that is calculated as either a percentage of absolute investment results or a percentage of investment results in excess of a stated benchmark over a specified period of time. Some performance-based fees include a high-watermark provision, which generally provides that if a client account underperforms relative to its performance target (whether absolute or relative to a specified benchmark), it must gain back such underperformance before we can collect future performance-based fees. Therefore, if we fail to achieve our performance target for a particular period, we will not earn a performance-based fee for that period and, for accounts with a high-watermark provision, our ability to earn future performance-based fees will be impaired. We are eligible to earn performance-based fees on 6.4%, 9.6% and 0.6% of the assets we manage for institutional clients, private wealth clients and retail clients, respectively (in total, 4.7% of our AUM).

For the three months ended June 30, 2022, our investment advisory and services fees decreased by $58.1 million, or 7.5%, from the three months ended June 30, 2021, due to a $31.1 million, or 57.7%, decrease in performance-based fees and a $27.0 million, or 3.7%, decrease in base fees. The decrease in base fees is primarily due to a 4.7% decrease in average AUM. Performance-based fees decreased primarily due to lower performance fees earned on our U.S. Select Equity and Private Credit Fund, partially offset by higher performance fees earned on our U.S. Real Estate Funds. For the six months ended June 30, 2022, our investment advisory and service fees increased by $62.2 million, or 4.2%, from the six months ended June 30, 2021, due to a $33.1 million, or 2.3%, increase in base fees and a $29.1 million, or 41.7%, increase in performance-based fees. The increase in base fees is primarily due to a 1.6% increase in average AUM. Performance-based fees increased primarily due to higher performance fees earned on our U.S. Real Estate Funds, partially offset by lower performance fees earned on our U.S. Select Equity and Private Credit Fund.

Institutional investment advisory and services fees for the three months ended June 30, 2022 increased by $2.3 million, or 1.6%, from the three months ended June 30, 2021, due to a $5.5 million increase in performance-based fees, offset by a $3.3 million, or 2.4%, decrease in base fees. The decrease in base fees is primarily due to a 5.3% decrease in average AUM, offset by a higher portfolio fee rate. Institutional investment advisory and service fees for the six months ended June 30, 2022 increased by $48.5 million, or 17.8%, for the six months ended June 30, 2021, due to a $42.9 million increase in performance-based fees and a $5.6 million, or 2.1%, increase in base fees. The increase in base fees is primarily due to a higher portfolio fee rate.

Retail investment advisory and services fees for the three months ended June 30, 2022 decreased by $46.6 million, or 12.3%, from the three months ended June 30, 2021, due to a $31.0 million, or 98.4%, decrease in performance-based fees and $15.5 million, or 4.5%, decrease in base fees. The decrease in base fees is primarily due to a 4.8% decrease in average AUM. Retail investment advisory and service fees for the six months ended June 30, 2022 decreased by $13.4 million, or 1.9%, from the six months ended June 30, 2021, primarily due to a decrease in performance-based fees of $33.4 million, or 97.0%, offset by a $20.1 million, or 3.0%, increase in base fees. The increase in base fees is primarily due to a 3.0% increase in average AUM.

Private Wealth investment advisory and services fees for the three months ended June 30, 2022 decreased by $13.9 million, or 5.3%, from the three months ended June 30, 2021, due to an $8.2 million, or 3.4%, decrease in base fees and a $5.6 million, or 28.3%, decrease in performance-based fees. The decrease in base fees is primarily due to a 2.6% decrease in average AUM.

Index
Private Wealth Management investment and advisory service fees for the six months ended June 30, 2022 increased by $27.1 million, or 5.5%, from the six months ended June 30, 2021, due to a $19.6 million, or 69.2%, increase in performance-based fees and an increase in base fees of $7.5 million, or 1.6%. The increase in base fees is primarily due to a 3.3% increase in average AUM.

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
Revenues from Bernstein Research Services for the three months ended June 30, 2022 increased $0.8 million, or 0.7%, from the three months ended June 30, 2021. The increase was driven by greater customer trading activity in the U.S., partially offset by lower trading volumes in Asia and Europe. For the six months ended June 30, 2022, Bernstein Research Services revenue decreased by $0.4 million, or 0.2%, compared to the six months ended June 30, 2021 due to a decline in trading volumes in Asia, partially offset by greater trading activity in the U.S. due to higher market volatility.

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

Distribution revenues for the three months ended June 30, 2022 decreased $2.4 million, or 1.5%, from the three months ended June 30, 2021, primarily due to the corresponding average AUM of these mutual funds decreasing 7.8%, partially offset by an increase in overall portfolio fee rate. For the six months ended June 30, 2022, distribution revenues increased $18.3 million, or 6.0%, compared to the six months ended June 30, 2021, primarily due to an increase in overall portfolio fee rate, partially offset by the corresponding average AUM of these mutual funds decreasing 2.3%.

Dividend and Interest Income and Interest Expense

Dividend and interest income consists primarily of investment income and interest earned on customer margin balances and U.S. Treasury Bills as well as dividend and interest income in our consolidated company-sponsored investment funds. Interest expense principally reflects interest accrued on cash balances in customers’ brokerage accounts.

Dividend and interest income for the three months ended June 30, 2022 increased $13.9 million, or 160.0%, from the three months ended June 30, 2021, primarily due to higher interest earned on customer margin balances and higher dividend and interest income in our consolidated company-sponsored investment funds. Interest expense for the three months ended June 30, 2022 increased $8.1 million from the three months ended June 30, 2021, due to higher interest paid on cash balances in customers' brokerage accounts. For the six months ended June 30, 2022, dividend and interest income increased $16.6 million, or 96.0%, compared to the six months ended June 30, 2021, primarily due to higher interest earned on customer margin balances and higher dividend and interest income in our consolidated company-sponsored investment funds. Interest expense for the six months ended June 30, 2022 increased $9.8 million compared to the six months ended June 30, 2021, due to higher interest paid on cash balances in customers' brokerage accounts.

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

Index
Investment (losses) gains are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Long-term incentive compensation-related investments:
Realized gains	$4	$49	$1,339	$2,100
Unrealized (losses) gains	(5,338)	2,153	(10,824)	2,113

Investments held by consolidated company-sponsored investment funds:
Realized (losses) gains	(13,178)	317	(14,168)	1,659
Unrealized (losses) gains	(39,193)	7,877	(80,091)	936

Seed capital investments:
Realized gains (losses)
Seed capital and other	5,350	12,126	8,926	14,683
Derivatives	14,007	(10,622)	30,636	(18,469)
Unrealized (losses) gains
Seed capital and other	(17,331)	(6,398)	(32,867)	(5,830)
Derivatives	8,108	(790)	11,210	9,376

Brokerage-related investments:
Realized (losses)	(415)	(311)	(1,082)	(189)
Unrealized (losses)	(234)	(220)	(323)	(270)
	$(48,220)	$4,181	$(87,244)	$6,109

Other Revenues

Other revenues consist of fees earned for transfer agency services provided to company-sponsored mutual funds, fees earned for administration and recordkeeping services provided to company-sponsored mutual funds and the general accounts of EQH and its subsidiaries, and other miscellaneous revenues. Other revenues for the three months ended June 30, 2022 increased $1.1 million, or 4.1%, compared to the three months ended June 30, 2021, primarily due to higher brokerage income. Other revenues for the six months ended June 30, 2022 decreased $0.5 million, or 0.9%, compared to the six months ended June 30, 2021, primarily due to lower brokerage income.

Index
Expenses

The components of expenses are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(in thousands)				(in thousands)
Employee compensation and benefits	$398,273	$435,707	$(37,434)	(8.6)%	$837,693	$841,766	$(4,073)	(0.5)%
Promotion and servicing:
Distribution-related payments	158,532	167,761	(9,229)	(5.5)	334,776	330,015	4,761	1.4
Amortization of deferred sales commissions	8,953	8,236	717	8.7	18,336	16,135	2,201	13.6
Trade execution, marketing, T&E and other	60,404	46,571	13,833	29.7	111,631	93,249	18,382	19.7
	227,889	222,568	5,321	2.4	464,743	439,399	25,344	5.8
General and administrative	147,855	131,324	16,531	12.6	325,480	251,547	73,933	29.4
Contingent payment arrangements	838	838	—	—	1,676	1,634	42	2.6
Interest on borrowings	2,681	1,241	1,440	116.0	4,092	2,535	1,557	61.4
Amortization of intangible assets	1,260	1,521	(261)	(17.2)	2,396	3,000	(604)	(20.1)
Total	$778,796	$793,199	$(14,403)	(1.8)	$1,636,080	$1,539,881	$96,199	6.2

Employee Compensation and Benefits

Employee compensation and benefits expense consists of base compensation (including salaries and severance), annual short-term incentive compensation awards (cash bonuses), annual long-term incentive compensation awards, commissions, fringe benefits and other employment costs (including recruitment, training, temporary help and meals).

Compensation expense as a percentage of net revenues was 41.0% and 40.5% for the three months ended June 30, 2022 and 2021, respectively. Compensation expense as a percentage of net revenues was 40.3% and 40.4% for the six months ended June 30, 2022 and 2021, respectively. Compensation expense generally is determined on a discretionary basis and is primarily a function of our firm’s current-year financial performance. The amounts of incentive compensation we award are designed to motivate, reward and retain top talent while aligning our executives' interests with the interests of our Unitholders. Senior management, with the approval of the Compensation and Workplace Practices Committee of the Board of Directors of AllianceBernstein Corporation (“Compensation Committee”), periodically confirms that the appropriate metric to consider in determining the amount of incentive compensation is the ratio of adjusted employee compensation and benefits expense to adjusted net revenues. Adjusted net revenues used in the adjusted compensation ratio are the same as the adjusted net revenues presented as a non-GAAP measure (discussed earlier in this Item 2). Adjusted employee compensation and benefits expense is total employee compensation and benefits expense minus other employment costs such as recruitment, training, temporary help and meals (which was 1.0% and 0.8% of adjusted net revenues for the three and six months ended June 30, 2022, respectively, and 0.7% for the three and six months ended June 30, 2021), and excludes the impact of mark-to-market vesting expense, as well as dividends and interest expense, associated with employee long-term incentive compensation-related investments and the amortization expense associated with the awards issued by EQH to some of our firm's senior management relating to their roles as members of the EQH Management Committee. Senior management, with the approval of the Compensation Committee, has established as an objective that adjusted employee compensation and benefits expense generally should not exceed 50% of our adjusted net revenues, except in unexpected or unusual circumstances. Our ratio of adjusted compensation expense as a percentage of adjusted net revenues was 48.0% for the three and six months ended June 30, 2022 and 48.5% for the three and six months ended June 30, 2021.

Index
For the three months ended June 30, 2022, employee compensation and benefits expense decreased $37.4 million, or 8.6%, compared to the three months ended June 30, 2021, primarily due to lower incentive compensation of $58.1 million, partially offset by higher commissions of $9.8 million, higher base compensation of $7.3 million and higher other employment costs of $3.5 million. For the six months ended June 30, 2022, employee compensation and benefits expense decreased $4.1 million, or 0.5%, compared to the six months ended June 30, 2021, primarily due to lower incentive compensation of $44.9 million, offset by higher base compensation of $16.9 million, higher commissions of $16.2 million, higher other employment costs of $5.4 million and higher fringes of $2.3 million.

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

Promotion and servicing expenses increased $5.3 million, or 2.4%, during the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase was primarily due to higher travel and entertainment expenses of $7.4 million and higher marketing and communication expenses of $6.3 million, partially offset by lower distribution-related payments of $9.2 million. Promotion and servicing expenses increased $25.3 million, or 5.8%, during the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase was primarily due to higher travel and entertainment expenses of $10.9 million, higher marketing and communication expenses of $8.4 million, higher distribution-related payments of $4.8 million and higher amortization of deferred sales commissions of $2.2 million, partially offset lower trade execution expenses of $1.7 million.

General and Administrative

General and administrative expenses include portfolio services expenses, technology expenses, professional fees and office-related expenses (occupancy, communications and similar expenses). General and administrative expenses as a percentage of net revenues were 15.2% and 12.2% for the three months ended June 30, 2022 and 2021, respectively. General and administrative expenses increased $16.5 million, or 12.6%, during the three months ended June 30, 2022 compared to the corresponding period in 2021, primarily due to higher portfolio servicing fees of $6.4 million, higher technology fees of $6.4 million, higher professional fees of $2.8 million and higher office expenses of $1.0 million. General and administrative expenses as a percentage of net revenues were 15.7% and 12.1% for the six months ended June 30, 2022 and 2021, respectively. General and administrative expenses increased $73.9 million, or 29.4%, during the first six months of 2022 compared to the six months ended June 30, 2021, primarily due to higher portfolio servicing fees of $41.9 million, higher professional fees of $12.6 million, higher technology fees of $11.4 million, higher office and related expenses of $4.9 million and an unfavorable foreign exchange translation impact of $3.4 million.

Contingent Payment Arrangements

Contingent payment arrangements reflect changes in estimates of contingent payment liabilities associated with acquisitions in previous periods, as well as accretion expense of these liabilities. There were no changes in our estimates during the first six months ended June 30, 2022 or 2021.

Interest on Borrowings

Interest on borrowings reflects interest expense related to our debt and credit facilities. See Note 16 to AB's condensed consolidated financial statements contained in Item 1, for disclosures relating to our debt and credit facilities. For the three months ended June 30, 2022 interest on borrowings increased $1.4 million, or 116.0%, compared to the three months ended June 30, 2021. For the six months ended June 30, 2022 interest on borrowings increased $1.6 million, or 61.4%, compared to the six months ended June 30, 2021. The increases in both periods were due to higher average borrowings and higher interest rates.

Amortization of Intangible Assets

Amortization of intangible assets reflects our amortization of costs assigned to acquired investment management contracts with a finite life. These assets are recognized at fair value and generally are amortized on a straight-line basis over their estimated useful life. Amortization of intangible assets decreased $0.3 million, or 17.2%, during the three months ended June 30, 2022

Index
compared to the three months ended June 30, 2021. Amortization of intangible assets decreased $0.6 million, or 20.1%, during the six months ended June 30, 2022 compared to the six months ended June 30, 2021.

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

Income tax expense for the three months ended June 30, 2022 decreased $1.8 million, or 14.7%, compared to the three months ended June 30, 2021. Income tax expense for the six months ended June 30, 2022 decreased $5.9 million, or 20.0%, compared to the six months ended June 30, 2021. The decrease was primarily due to a lower pre-tax income in both the three and six months ended June 30, 2022 as compared to the three and six months ended June 30, 2021. There were no material changes to uncertain tax positions (FIN 48 reserves) or valuation allowances against deferred tax assets for the three and six months ended June 30, 2022.

Net Income (Loss) of Consolidated Entities Attributable to Non-Controlling Interests

Net income (loss) of consolidated entities attributable to non-controlling interests primarily consists of limited partner interests owned by other investors in our consolidated company-sponsored investment funds. For the six months ended June 30, 2022, we had $51.8 million of net losses of consolidated entities attributable to non-controlling interests compared to net gains of $3.3 million for the six months ended June 30, 2021. Fluctuations period-to-period results primarily from the number of consolidated company-sponsored investment funds and their respective market performance.

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

During the first six months of 2022, net cash provided by operating activities was $702.0 million, compared to $850.3 million during the corresponding 2021 period. The change is primarily due to an increase in broker-dealer related receivables (net of payables and segregated U.S. treasury bills activity) of $108.5 million, net activity of our consolidated funds of $88.8 million and a decrease in accrued compensation of $64.8 million, partially offset by a decrease in fees receivable of $80.6 million and higher earnings of $30.0 million (after non-cash reconciling items).

During the first six months of 2022, net cash used in investing activities was $19.8 million, compared to $29.7 million during the corresponding 2021 period. The change is due to lower purchases of furniture, equipment and leasehold improvements of $6.6 million and lower cash paid for acquisitions of $3.3 million.

During the first six months of 2022, net cash used in financing activities was $785.1 million, compared to $769.7 million during the corresponding 2021 period. The change is primarily due to higher distributions to the General Partner and Unitholders of $116.4 million and an increase in the net purchases of AB Holding Units to fund long-term incentive compensation plans of $31.0 million, partially offset by higher net borrowings of debt of $130.0 million.

As of June 30, 2022, AB had $1.2 billion of cash and cash equivalents (excluding cash and cash equivalents of consolidated company-sponsored investment funds), all of which is available for liquidity but consist primarily of cash on deposit for our broker-dealers related to various customer clearing activities, and cash held by foreign subsidiaries of $636.3 million.

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

During 2010, as general partner of AllianceBernstein U.S. Real Estate L.P. (“Real Estate Fund”), we committed to invest $25.0 million in the Real Estate Fund. As of June 30, 2022, we had funded $22.4 million of this commitment. During 2014, as general partner of AllianceBernstein U.S. Real Estate II L.P. (“Real Estate Fund II”), we committed to invest $27.3 million, as amended in 2020, in Real Estate Fund II. As of June 30, 2022, we had funded $21.6 million of this commitment.

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

•The impact of our acquisition of CarVal: These statements concern expected growth, client and stockholder benefits, key assumptions, revenue realization, financial benefits or returns, accretion and integration costs. The most significant transaction-related and other risk factors that may cause actual results to differ materially from future results expressed or implied by our forward-looking statements include: (i) the occurrence of any event, change or other circumstances that could give rise to the termination of the acquisition agreement and (ii) anticipated benefits of the transaction, including the realization of revenue, accretion, and financial benefits or returns, may not be fully realized or may take longer to realize than expected, including if AB Holding units to be issued after the closing trade at a price below anticipated levels. We caution readers to carefully consider such factors.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the second quarter of 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II

OTHER INFORMATION

Item 1.     Legal Proceedings

See Note 12 to the condensed consolidated financial statements contained in Part I, Item 1.

Item 1A.     Risk Factors

There have been no material changes to the risk factors from those appearing in our Annual Report on Form 10-K ("AB 10-K") for the fiscal year ended December 31, 2021.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

AB Units bought by us or one of our affiliates during the second quarter of 2022 are as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of AB Units Purchased	Average Price Paid Per AB Unit, net of Commissions	Total Number of AB Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of AB Units that May Yet Be Purchased Under the Plans or Programs
4/1/22 - 4/30/22	—	$—	—	—
5/1/22 - 5/31/22	—	—	—	—
6/1/22 - 6/30/22(1)	1,100	42.76	—	—
Total	1,100	$42.76	—	—

(1)During June 2022, AB purchased 1,100 AB Units in private transactions.

Index

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Mine Safety Disclosures

None.

Item 5.     Other Information

None.

Index
Item 6.     Exhibits

31.1	Certification of Mr. Bernstein furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Ms. Burke furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of Mr. Bernstein furnished for the purpose of complying with Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification of Ms. Burke furnished for the purpose of complying with Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL (included in Exhibit 101).

Index
SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	July 29, 2022	ALLIANCEBERNSTEIN L.P.

		By:	/s/ Kate Burke
Kate Burke
Chief Operating Officer & Chief Financial Officer

		By:	/s/ Bill Siemers
Bill Siemers
Controller & Chief Accounting Officer