Form 10-Q
period 2022-09-30
ALLIANCEBERNSTEIN L.P.
filed 2022-10-28
CIK 1109448

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

The number of units of limited partnership interest outstanding as of September 30, 2022 was 272,579,860.

Index
ALLIANCEBERNSTEIN L.P.

Index
Part I
FINANCIAL INFORMATION
Item 1.    Financial Statements
ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition
(in thousands, except unit amounts)
(unaudited)

	September 30, 2022	December 31, 2021
ASSETS
Cash and cash equivalents	$1,136,264	$1,285,700
Cash and securities segregated, at fair value (cost: $1,330,295 and $1,503,554)	1,335,122	1,503,957
Receivables, net:
Brokers and dealers	218,084	65,897
Brokerage clients	2,000,045	2,059,842
AB funds fees	245,900	340,158
Other fees	215,718	185,653
Investments:
Long-term incentive compensation-related	45,816	63,839
Other	165,734	209,579
Assets of consolidated company-sponsored investment funds:
Cash and cash equivalents	21,131	90,326
Investments	471,620	613,025
Other assets	12,289	30,461
Furniture, equipment and leasehold improvements, net	174,718	169,175
Goodwill	3,719,880	3,091,763
Intangible assets, net	332,648	41,531
Deferred sales commissions, net	54,435	74,899
Right-of-use assets	384,034	421,980
Other assets	357,670	262,303
Total assets	$10,891,108	$10,510,088

LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST AND CAPITAL
Liabilities:
Payables:
Brokers and dealers	$203,937	$265,957
Securities sold not yet purchased	243	3,828
Brokerage clients	3,351,313	3,603,558
AB mutual funds	82,543	94,962
AB Holding	419,357	—
Contingent consideration liability	273,145	38,260
Accounts payable and accrued expenses	217,632	219,047
Lease liabilities	443,344	490,735
Liabilities of consolidated company-sponsored investment funds	27,532	87,000
Accrued compensation and benefits	926,522	369,649
Debt	690,000	755,000
Total liabilities	6,635,568	5,927,996

Index

	September 30, 2022	December 31, 2021
Commitments and contingencies (See Note 12)

Redeemable non-controlling interest of consolidated entities	311,893	421,169

Capital:
General Partner	41,176	42,850
Limited partners: 272,579,860 and 271,453,043 units issued and outstanding	4,171,927	4,336,211
Receivables from affiliates	(6,531)	(8,333)
AB Holding Units held for long-term incentive compensation plans	(110,143)	(119,470)
Accumulated other comprehensive (loss)	(163,990)	(90,335)
Partners’ capital attributable to AB Unitholders	3,932,439	4,160,923
Non-redeemable non-controlling interests in consolidated entities	11,208	—
Total capital	3,943,647	4,160,923
Total liabilities, redeemable non-controlling interest and capital	$10,891,108	$10,510,088

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index
ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(in thousands, except per unit amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Investment advisory and services fees	$714,564	$776,797	$2,257,822	$2,257,887
Bernstein research services	91,557	113,340	315,806	338,016
Distribution revenues	147,960	170,612	469,431	473,750
Dividend and interest income	30,437	8,794	64,424	26,136
Investment (losses) gains	(3,861)	(2,724)	(91,105)	3,385
Other revenues	27,096	26,973	80,201	80,584
Total revenues	1,007,753	1,093,792	3,096,579	3,179,758
Less: Interest expense	20,769	960	32,464	2,838
Net revenues	986,984	1,092,832	3,064,115	3,176,920

Expenses:
Employee compensation and benefits	429,842	433,928	1,267,535	1,275,694
Promotion and servicing:
Distribution-related payments	152,005	187,411	486,781	517,426
Amortization of deferred sales commissions	8,341	8,731	26,678	24,866
Trade execution, marketing, T&E and other	51,594	47,428	163,225	140,677
General and administrative	154,961	132,064	480,441	383,611
Contingent payment arrangements	2,371	838	4,047	2,472
Interest on borrowings	5,309	1,280	9,401	3,815
Amortization of intangible assets	12,256	1,502	14,652	4,502
Total expenses	816,679	813,182	2,452,760	2,353,063

Operating income	170,305	279,650	611,355	823,857

Income taxes	5,239	16,029	28,609	45,254

Net income	165,066	263,621	582,746	778,603

Net (loss) income of consolidated entities attributable to non-controlling interests	(10,114)	(1,074)	(61,930)	2,207

Net income attributable to AB Unitholders	$175,180	$264,695	$644,676	$776,396

Net income per AB Unit:
Basic	$0.64	$0.96	$2.35	$2.82
Diluted	$0.64	$0.96	$2.35	$2.82

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index
ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Net income	$165,066	$263,621	$582,746	$778,603
Other comprehensive (loss):
Foreign currency translation adjustments, before tax	(30,066)	(9,573)	(76,174)	(14,623)
Income tax benefit	907	224	1,542	272
Foreign currency translation adjustments, net of tax	(29,159)	(9,349)	(74,632)	(14,351)
Changes in employee benefit related items:
Amortization of prior service cost	6	6	18	18
Recognized actuarial gain	324	324	971	729
Changes in employee benefit related items	330	330	989	747
Income tax benefit (expense)	3	(2)	(12)	(4)
Employee benefit related items, net of tax	333	328	977	743
Other comprehensive (loss)	(28,826)	(9,021)	(73,655)	(13,608)
Less: Comprehensive (loss) income in consolidated entities attributable to non-controlling interests	(10,114)	(1,074)	(61,930)	2,207
Comprehensive income attributable to AB Unitholders	$146,354	$255,674	$571,021	$762,788

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index
ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Partners' Capital
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
General Partner’s Capital
Balance, beginning of period	$40,270	$41,953	$42,850	$41,776
Net income	1,752	2,647	6,447	7,764
Cash distributions to General Partner	(2,149)	(2,662)	(8,645)	(7,981)
Long-term incentive compensation plans activity	(11)	41	19	52
(Retirement) of AB Units, net	(14)	(532)	(823)	(164)
Issuance of AB Units for CarVal acquisition	1,328	—	1,328	—
Balance, end of period	41,176	41,447	41,176	41,447
Limited Partners' Capital
Balance, beginning of period	4,082,109	4,247,060	4,336,211	4,229,485
Net income	173,428	262,048	638,229	768,632
Cash distributions to Unitholders	(212,485)	(263,339)	(854,213)	(789,830)
Long-term incentive compensation plans activity	(1,099)	4,038	1,815	5,189
(Retirement) of AB Units, net	(1,537)	(52,682)	(81,626)	(16,351)
Issuance of AB Units for CarVal acquisition	131,511	—	131,511	—
Balance, end of period	4,171,927	4,197,125	4,171,927	4,197,125
Receivables from Affiliates
Balance, beginning of period	(6,235)	(7,799)	(8,333)	(8,316)
Long-term incentive compensation awards expense	134	541	474	700
Capital contributions (to) from AB Holding	(430)	(1,195)	1,328	(837)
Balance, end of period	(6,531)	(8,453)	(6,531)	(8,453)
AB Holding Units held for Long-term Incentive Compensation Plans
Balance, beginning of period	(121,697)	(140,204)	(119,470)	(57,219)
Purchases of AB Holding Units to fund long-term compensation plans, net	(838)	(45,993)	(107,295)	(121,461)
Retirement of AB Units, net	2,509	53,163	84,124	16,665
Long-term incentive compensation awards expense	9,176	6,518	35,952	34,025
Re-valuation of AB Holding Units held in rabbi trust	860	(4,392)	(3,301)	(2,918)
Other	(153)	—	(153)	—
Balance, end of period	(110,143)	(130,908)	(110,143)	(130,908)
Accumulated Other Comprehensive (Loss)
Balance, beginning of period	(135,164)	(98,790)	(90,335)	(94,203)
Foreign currency translation adjustment, net of tax	(29,159)	(9,349)	(74,632)	(14,351)
Changes in employee benefit related items, net of tax	333	328	977	743
Balance, end of period	(163,990)	(107,811)	(163,990)	(107,811)
Total Partners' Capital attributable to AB Unitholders	3,932,439	3,991,400	3,932,439	3,991,400
Non-redeemable Non-controlling Interests in Consolidated Entities
Balance, beginning of period	—	—	—	—
CarVal Acquisition	11,208	—	11,208	—
Balance, end of period	11,208	—	11,208	—
Total Capital	$3,943,647	$3,991,400	$3,943,647	$3,991,400
See Accompanying Notes to Condensed Consolidated Financial Statements.

Index
ALLIANCEBERNSTEIN L.P. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2022	2021

Cash flows from operating activities:
Net income	$582,746	$778,603

Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred sales commissions	26,678	24,866
Non-cash long-term incentive compensation expense	36,426	34,725
Depreciation and other amortization	44,702	33,603
Unrealized losses on investments	47,765	5,203
Unrealized losses on investments of consolidated company-sponsored investment funds	90,297	3,878
Non-cash lease expense	76,050	74,733
Other, net	20,158	13,799
Changes in assets and liabilities:
Decrease in securities, segregated	168,835	844,939
(Increase) in receivables	(224,089)	(423,059)
Decrease in investments	12,253	24,052
Decrease in investments of consolidated company-sponsored investment funds	51,108	22,505
(Increase) in deferred sales commissions	(6,214)	(36,805)
(Increase) in other assets	(76,810)	(182,775)
(Decrease) increase in other assets and liabilities of consolidated company-sponsored investment funds, net	(41,294)	1,421
(Decrease) in payables	(75,629)	(226,164)
Increase in accounts payable and accrued expenses	1,571	35,107
Increase in accrued compensation and benefits	360,817	462,274
Cash payments to relieve operating lease liabilities	(82,223)	(87,662)
Net cash provided by operating activities	1,013,147	1,403,243

Cash flows from investing activities:
Purchases of furniture, equipment and leasehold improvements	(36,088)	(52,074)
Acquisition of business, net cash acquired	40,282	(3,793)
Net cash provided by (used in) investing activities	4,194	(55,867)

Index

	Nine Months Ended September 30,
	2022	2021
Cash flows from financing activities:
(Repayments) of debt, net	(65,000)	(285,000)
(Decrease) increase in overdrafts payable	(19,746)	24,923
Distributions to General Partner and Unitholders	(862,858)	(797,811)
(Redemptions) subscriptions of non-controlling interest in consolidated company-sponsored investment funds, net	(47,345)	13,239
Capital contributions (to) affiliates	(312)	(1,914)
Additional investments by AB Holding with proceeds from exercise of compensatory options to buy AB Holding Units	178	3,402
Purchases of AB Holding Units to fund long-term incentive compensation plan awards, net	(107,295)	(121,461)
Repayment of acquisition-related debt obligation	(42,661)	—
Other	(1,268)	1,148
Net cash used in financing activities	(1,146,307)	(1,163,474)

Effect of exchange rate changes on cash and cash equivalents	(89,665)	(15,038)

Net (decrease) increase in cash and cash equivalents	(218,631)	168,864
Cash and cash equivalents as of beginning of the period	1,376,026	1,073,906
Cash and cash equivalents as of end of the period	$1,157,395	$1,242,770

Non-cash investing activities:
Fair value of assets acquired (less cash acquired of $40.8 million and $2.8 million, respectively)	$1,050,234	$13,235
Fair value of deferred tax asset recorded	4,823	—
Fair value of liabilities assumed	300,381	1,642
Fair value of redeemable non-controlling interest assumed	13,191	—

Non-cash financing activities:
Payables recorded under contingent payment arrangements	229,571	7,800
Equity consideration issued/to be issued in connection with acquisition	552,196	—

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index
ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2022
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

Index
Organization

As of September 30, 2022, EQH owned approximately 4.0% of the issued and outstanding units representing assignments of beneficial ownership of limited partnership interests in AllianceBernstein Holding L.P. (“AB Holding Units”). AllianceBernstein Corporation (an indirect wholly-owned subsidiary of EQH, “General Partner”) is the general partner of both AllianceBernstein Holding L.P. (“AB Holding”) and AB. AllianceBernstein Corporation owns 100,000 general partnership units in AB Holding and a 1.0% general partnership interest in AB.

As of September 30, 2022, the ownership structure of AB, including limited partnership units outstanding as well as the general partner's 1.0% interest, was as follows:

EQH and its subsidiaries	62.8%
AB Holding	36.5
Unaffiliated holders	0.7
100.0%

Including both the general partnership and limited partnership interests in AB Holding and AB, EQH and its subsidiaries had an approximate 64.3% economic interest in AB as of September 30, 2022.

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period's presentation. Amounts previously presented on the Statement of Cash Flows as (increase) decrease in right-of-use assets and increase (decrease) in lease liabilities during 2021 are now presented net as "Cash payments to relieve operating lease liabilities." Non-cash lease expense under adjustments to reconcile net income to net cash provided by operating activities formerly classified as "Depreciation and other amortization" during 2021 are now classified separately on the Statement of Cash Flows as "Non-cash lease expense." Amounts previously classified under Financing "Other" related to non-cash accretion expense associated with our contingent payment arrangements during 2021 have been reclassified to non-cash "Other, net" under adjustments to reconcile net income to net cash provided by operating activities.

Subsequent Events
We have evaluated subsequent events through the date that these financial statements were filed with the SEC and did not identify any subsequent events that would require disclosure in these financial statements.

Index
2.     Significant Accounting Policies

Goodwill

Our acquisitions are accounted for under the purchase method, where the cost of the acquisition is allocated on the basis of the estimated fair value of the assets acquired and the liabilities assumed. The excess of the purchase price over the fair value of identifiable assets acquired, net of liabilities assumed, results in the recognition of goodwill.

On July 1, 2022, AB Holding acquired a 100% ownership interest in CarVal Investors L.P. (“CarVal”). Immediately following its acquisition of CarVal (the "CarVal acquisition"), AB Holding contributed 100% of its equity interests in CarVal to AB in exchange for AB Units and a receivable for future consideration to be paid (see Note 17 Acquisitions).

As of September 30, 2022, goodwill of $3.7 billion on the condensed consolidated statement of financial condition included $627.6 million as a result of the CarVal acquisition in the third quarter of 2022, $2.8 billion as a result of the Sanford C. Bernstein Inc. (“Bernstein”) acquisition in 2000, and $291.9 million in regard to various smaller acquisitions. As of December 31, 2021, goodwill was $3.1 billion on the condensed consolidated statement of financial condition and included $2.8 billion as a result of the Bernstein acquisition and $291.0 million in regard to various smaller acquisitions. We have determined that AB has only one reporting segment and reporting unit.

Goodwill is tested annually, as of September 30, for impairment utilizing the market approach where the fair value of the reporting unit is based on its unadjusted market valuation (AB Units outstanding multiplied by AB Holding's Unit price) and adjusted market valuations assuming a control premium (when applicable). The price of a publicly traded AB Holding Unit serves as a reasonable starting point for valuing an AB Unit because each represents the same fractional interest in our underlying business. Throughout the year, the carrying value of goodwill is also reviewed for impairment if certain events or changes in circumstances occur and trigger whether an interim impairment test may be required. Such changes in circumstances may include, but are not limited to, a sustained decrease in the price of an AB Holding Unit or declines in AB’s market capitalization that would suggest that the fair value of the reporting unit is less than the carrying amount; significant and unanticipated declines in AB’s assets under management or revenues; and/or lower than expected earnings per unit. Any of these changes in circumstances could suggest the possibility that goodwill is impaired, but none of these events or circumstances by itself would indicate that it is more likely than not that goodwill is impaired. Instead, they are merely recognized as triggering events for the consideration of impairment and must be viewed in combination with any mitigating or positive factors. A holistic evaluation of all events since the most recent quantitative impairment test must be done to determine whether it is more likely than not that the reporting unit is impaired. As of September 30, 2022, the impairment test indicated that goodwill was not impaired.

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

Intangible Assets, Net
Intangible assets consist primarily of costs assigned to acquired investment management contracts based on their estimated fair value at the time of acquisition, less accumulated amortization. Intangible assets are recognized at fair value and generally are amortized on a straight-line basis over their estimated useful life ranging from five to 20 years.
The CarVal acquisition resulted in recording of $303.0 million of finite-lived intangible assets primarily relating to investment management contracts and investor relationships with useful lives ranging from 5 to 10 years (see Note 17 Acquisitions). As of September 30, 2022, intangible assets, net of accumulated amortization, of $332.6 million on the condensed consolidated statement of financial condition consists of $317.4 million of finite-lived intangible assets subject to amortization and $15.2 million of indefinite-lived intangible assets not subject to amortization in regard to other acquisitions. As of December 31, 2021, intangible assets, net of accumulated amortization, of $41.5 million on the condensed consolidated statement of financial condition consists of $26.3 million of finite-lived intangible assets subject to amortization and $15.2 million of indefinite-lived intangible assets not subject to amortization.
The gross carrying amount of finite-lived intangible assets totaled $359.6 million as of September 30, 2022 and $53.8 million as of December 31, 2021, and accumulated amortization was $42.2 million as of September 30, 2022 and $27.5 million as of December 31, 2021.

Index
Amortization expense was $14.7 million for the nine months ended September 30, 2022 and $4.5 million for the nine months ended September 30, 2021. Estimated annual amortization expense for 2023 is approximately $49.3 million, $49.1 million in year two, $48.0 million in year three, $46.6 million in year four and then approximately $25.5 million in year five.
We periodically review indefinite-lived intangible assets for impairment as events or changes in circumstances indicate that the carrying value may not be recoverable. If the carrying value exceeds fair value, we perform additional impairment tests to measure the amount of the impairment loss, if any. During the third quarter of 2022 and 2021, there were no impairments of indefinite-lived intangible assets recorded in the condensed consolidated statements of income.

Contingent Payment Arrangements
We periodically enter into contingent payment arrangements in connection with our business combinations. In these arrangements, we agree to pay additional consideration to the sellers to the extent that certain performance targets are achieved. We estimate the fair value of these potential future obligations at the time a business combination is consummated and record a liability on our condensed consolidated statements of financial condition. We then accrete the obligation to its expected payment amount over the measurement period. If our expected payment amount subsequently changes, the obligation is modified in the current period resulting in a gain or loss. Both gains and losses resulting from changes to expected payments and the accretion of these obligations to their expected payment amounts are reflected within contingent payment arrangements in our condensed consolidated statements of income. The CarVal acquisition resulted in the recording of a contingent consideration payable of $227.1 million if certain performance targets are achieved over a six year period (see Note 11 Fair Value and Note 17 Acquisitions).
During the third quarters of 2022 and 2021, there were no impairments of contingent consideration payable recorded in the consolidate statements of income.

Recently Adopted Accounting Pronouncements or Accounting Pronouncements Not Yet Adopted

During the third quarter of 2022, there have been no recently adopted accounting pronouncements or pronouncements not yet adopted.

Index
3. Revenue Recognition

Revenues for the three and nine months ended September 30, 2022 and 2021 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Subject to contracts with customers:
Investment advisory and services fees
Base fees	$700,809	$758,524	$2,145,307	$2,169,932
Performance-based fees	13,755	18,273	112,515	87,955
Bernstein research services	91,557	113,340	315,806	338,016
Distribution revenues
All-in-management fees	69,717	89,737	224,337	260,992
12b-1 fees	16,594	21,681	53,547	62,368
Other distribution fees	61,649	59,194	191,547	150,390
Other revenues
Shareholder servicing fees	21,474	23,495	66,282	67,573
Other	5,383	3,526	13,210	12,142
	980,938	1,087,770	3,122,551	3,149,368
Not subject to contracts with customers:
Dividend and interest income, net of interest expense	9,668	7,834	31,960	23,298
Investment (losses) gains	(3,861)	(2,724)	(91,105)	3,385
Other revenues	239	(48)	709	869
	6,046	5,062	(58,436)	27,552
Total net revenues	$986,984	$1,092,832	$3,064,115	$3,176,920

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

Index
Repurchases and retention of AB Holding Units for the three and nine months ended September 30, 2022 and 2021 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
Total amount of AB Holding Units Purchased/Retained (1)	—	1.0	2.6	2.9
Total Cash Paid for AB Holding Units Purchased/Retained (1)	$1.0	$50.0	$107.7	$125.7
Open Market Purchases of AB Holding Units Purchased (1)	—	0.9	2.3	2.3
Total Cash Paid for Open Market Purchases of AB Holding Units (1)	$—	$44.9	$92.7	$103.7
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

Each quarter, we consider whether to implement a plan to repurchase AB Holding Units pursuant to Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended ("Exchange Act"). A plan of this type allows a company to repurchase its shares at times when it otherwise might be prevented from doing so because of self-imposed trading blackout periods or because it possesses material non-public information. Each broker we select has the authority under the terms and limitations specified in the plan to repurchase AB Holding Units on our behalf. Repurchases are subject to regulations promulgated by the SEC as well as certain price, market volume and timing constraints specified in the plan. We did not adopt a plan during the third quarter of 2022.We may adopt additional plans in the future to engage in open-market purchases of AB Holding Units to help fund anticipated obligations under our incentive compensation award program and for other corporate purposes.

During the first nine months of 2022 and 2021, we awarded to employees and Eligible Directors 0.8 million and 3.6 million restricted AB Holding Unit awards, respectively. We use any AB Holding Units repurchased during the applicable period and newly-issued AB Holding Units to fund these awards.

During the first nine months of 2022 and 2021, AB Holding issued 5,774 and 143,211 AB Holding Units, respectively, upon exercise of options to buy AB Holding Units. AB Holding used the proceeds of $0.1 million and $3.4 million, respectively, received from award recipients as payment in cash for the exercise price to purchase the equivalent number of newly-issued AB Units.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands, except per unit amounts)
Net income attributable to AB Unitholders	$175,180	$264,695	$644,676	$776,396

Weighted average limited partnership units outstanding – basic	272,646	271,594	271,675	272,088
Dilutive effect of compensatory options to buy AB Holding Units	—	3	2	14
Weighted average limited partnership units outstanding – diluted	272,646	271,597	271,677	272,102
Basic net income per AB Unit	$0.64	$0.96	$2.35	$2.82
Diluted net income per AB Unit	$0.64	$0.96	$2.35	$2.82

Index

There were no anti-dilutive options excluded from diluted net income in the three and nine months ended September 30, 2022 or 2021.

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

On October 28, 2022, the General Partner declared a distribution of $0.72 per AB Unit, representing a distribution of Available Cash Flow for the three months ended September 30, 2022. The General Partner, as a result of its 1% general partnership interest, is entitled to receive 1% of each distribution. The distribution is payable on November 23, 2022 to holders of record on November 7, 2022.

7.     Cash and Securities Segregated Under Federal Regulations and Other Requirements

As of September 30, 2022 and December 31, 2021, $1.3 billion and $1.5 billion, respectively, of U.S. Treasury Bills were segregated in a special reserve bank custody account for the exclusive benefit of our brokerage customers under Rule 15c3-3 of the Exchange Act.

8.     Investments

Investments consist of:

	September 30, 2022	December 31, 2021
	(in thousands)
Equity securities:
Long-term incentive compensation-related	$19,602	$32,237
Seed capital	105,872	133,992
Other	12,629	18,243
Exchange-traded options	4,837	1,893
Investments in limited partnership hedge funds:
Long-term incentive compensation-related	26,214	31,602
Seed capital	16,013	19,318
Time deposits	17,298	21,024
Other	9,085	15,109
Total investments	$211,550	$273,418

Total investments related to long-term incentive compensation obligations of $45.8 million and $63.8 million as of September 30, 2022 and December 31, 2021, respectively, consist of company-sponsored mutual funds and hedge funds. For long-term incentive compensation awards granted before 2009, we typically made investments in company-sponsored mutual funds and hedge funds that were notionally elected by plan participants and maintained them (and continue to maintain them) in a consolidated rabbi trust or separate custodial account. The rabbi trust and custodial account enable us to hold such investments separate from our other assets for the purpose of settling our obligations to participants. The investments held in the rabbi trust and custodial account remain available to the general creditors of AB.

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

We allocate seed capital to our investment teams to help develop new products and services for our clients. A portion of our seed capital trading investments are equity and fixed income products, primarily in the form of separately-managed account portfolios, U.S. mutual funds, Luxembourg funds, Japanese investment trust management funds or Delaware business trusts. We also may allocate seed capital to investments in private equity funds. Regarding our seed capital investments, the amounts above reflect those funds in which we are not the primary beneficiary of a VIE or hold a controlling financial interest in a VOE. See Note 14, Consolidated Company-Sponsored Investment Funds, for a description of the seed capital investments that we consolidate. As of September 30, 2022 and December 31, 2021, our total seed capital investments were $287.3 million and $379.0 million, respectively. Seed capital investments in unconsolidated company-sponsored investment funds are valued using published net asset values or non-published net asset values if they are not listed on an active exchange but have net asset values that are comparable to funds with published net asset values and have no redemption restrictions.

In addition, we have long positions in corporate equities and long exchange-traded options traded through our options desk.

The portion of unrealized gains (losses) related to equity securities, as defined by ASC 321-10, held as of September 30, 2022 and 2021 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Net gains (losses) recognized during the period	$2,603	$1,853	$(31,275)	$14,459
Less: net gains recognized during the period on equity securities sold during the period	8,197	2,902	17,953	19,623
Unrealized (losses) recognized during the period on equity securities held	$(5,594)	$(1,049)	$(49,228)	$(5,164)

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

Index
The notional value and fair value as of September 30, 2022 and December 31, 2021 for derivative instruments (excluding derivative instruments relating to our options desk trading activities discussed below) not designated as hedging instruments were as follows:

		Fair Value
	Notional Value	Derivative Assets	Derivative Liabilities
	(in thousands)
September 30, 2022:
Exchange-traded futures	$150,594	$8,053	$—
Currency forwards	45,300	4,876	5,162
Interest rate swaps	18,727	430	372
Credit default swaps	215,931	19,699	6,052
Total return swaps	49,387	4,290	—
Option swaps	50,000	—	172
Total derivatives	$529,939	$37,348	$11,758

December 31, 2021:
Exchange-traded futures	$131,876	$392	$1,186
Currency forwards	66,058	7,344	6,980
Interest rate swaps	13,483	497	833
Credit default swaps	155,757	6,594	6,967
Total return swaps	63,817	595	527
Option swaps	50,000	—	430
Total derivatives	$480,991	$15,422	$16,923

As of September 30, 2022 and December 31, 2021, the derivative assets and liabilities are included in both receivables and payables to brokers and dealers on our condensed consolidated statements of financial condition.

The gains and losses for derivative instruments (excluding our options desk trading activities discussed below) for the three and nine months ended September 30, 2022 and 2021 recognized in investment gains (losses) in the condensed consolidated statements of income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Exchange-traded futures	$9,388	$2,186	$23,342	$(1,561)
Currency forwards	1,318	512	3,600	1,339
Interest rate swaps	45	(179)	(7)	(202)
Credit default swaps	(1,079)	(91)	5,358	(2,327)
Total return swaps	2,970	(611)	18,401	(4,498)
Option swaps	1,897	78	5,676	66
Net gains (losses) on derivative instruments	$14,539	$1,895	$56,370	$(7,183)

We may be exposed to credit-related losses in the event of non-performance by counterparties to derivative financial instruments. We minimize our counterparty exposure through a credit review and approval process. In addition, we have executed various collateral arrangements with counterparties to the over-the-counter derivative transactions that require both pledging and accepting collateral in the form of cash. As of September 30, 2022 and December 31, 2021, we held $16.0 million and $2.9 million, respectively, of cash collateral payable to trade counterparties. This obligation to return cash is reported in payables to brokers and dealers in our condensed consolidated statements of financial condition.

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

Certain of our standardized contracts for over-the-counter derivative transactions (“ISDA Master Agreements”) contain credit risk related contingent provisions pertaining to each counterparty’s credit rating. In some ISDA Master Agreements, if the counterparty’s credit rating, or in some agreements, our assets under management (“AUM”), falls below a specified threshold, either a default or a termination event permitting us or the counterparty to terminate the ISDA Master Agreement would be triggered. In all agreements that provide for collateralization, various levels of collateralization of net liability positions are applicable, depending on the credit rating of the counterparty. As of September 30, 2022 and December 31, 2021, we delivered zero and $5.6 million, respectively, of cash collateral into brokerage accounts. We report this cash collateral in cash and cash equivalents in our condensed consolidated statements of financial condition.

As of September 30, 2022 and December 31, 2021, we held $4.8 million and $1.9 million, respectively, of long exchange-traded equity options, which are included in other investments on our condensed consolidated statements of financial condition. In addition, as of September 30, 2022 and December 31, 2021, we held $0.2 and $2.8 million, respectively, of short exchange-traded equity options, which are included in securities sold not yet purchased on our condensed consolidated statements of financial condition. Our options desk provides our clients with equity derivative strategies and execution for exchange-traded options on single stocks, exchange-traded funds and indices. While predominately agency-based, the options desk may commit capital to facilitate a client’s transaction. Our options desk hedges the risks associated with this activity by taking offsetting positions in equities. For the three and nine months ended September 30, 2022, we recognized losses of $3.6 million and $13.4 million, respectively, on equity options activity. For the three and nine months ended September 30, 2021, we recognized losses of $0.5 million and gains of $2.6 million, respectively, on equity options activity. These gains and losses are recognized in investment gains (losses) in the condensed consolidated statements of income.
10.     Offsetting Assets and Liabilities

See Note 14, Consolidated Company-Sponsored Investment Funds, for disclosure of offsetting assets and liabilities of our consolidated company-sponsored investment funds.

Offsetting of assets as of September 30, 2022 and December 31, 2021 was as follows:

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments Collateral	Cash Collateral Received	Net Amount
	(in thousands)
September 30, 2022:
Securities borrowed	$73,685	$—	$73,685	$(71,951)	$—	$1,734
Derivatives	$37,348	$—	$37,348	$—	$(15,965)	$21,383
Long exchange-traded options	$4,837	$—	$4,837	$—	$—	$4,837
December 31, 2021:
Securities borrowed	$19,899	$—	$19,899	$(18,327)	$—	$1,572
Derivatives	$15,422	$—	$15,422	$—	$(2,872)	$12,550
Long exchange-traded options	$1,893	$—	$1,893	$—	$—	$1,893

Index
Offsetting of liabilities as of September 30, 2022 and December 31, 2021 was as follows:

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments Collateral	Cash Collateral Pledged	Net Amount
	(in thousands)
September 30, 2022:
Derivatives	$11,758	$—	$11,758	$—	$—	$11,758
Short exchange-traded options	$192	$—	$192	$—	$—	$192
December 31, 2021:
Securities loaned	$23,911	$—	$23,911	$(23,373)	$—	$538
Derivatives	$16,923	$—	$16,923	$—	$(5,572)	$11,351
Short exchange-traded options	$2,774	$—	$2,774	$—	$—	$2,774

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis

Valuation of our financial instruments by pricing observability levels as of September 30, 2022 and December 31, 2021 was as follows (in thousands):

	Level 1	Level 2	Level 3	NAV Expedient(1)	Other	Total
September 30, 2022:
Money markets	$162,391	$—	$—	$—	$—	$162,391
Securities segregated (U.S. Treasury Bills)	—	1,335,107	—	—	—	1,335,107
Derivatives	8,053	29,295	—	—	—	37,348
Investments:
Equity securities	113,180	24,680	120	123	—	138,103
Long exchange-traded options	4,837	—	—	—	—	4,837
Limited partnership hedge funds(2)	—	—	—	—	42,227	42,227
Time deposits(3)	—	—	—	—	17,298	17,298
Other investments	6,107	—	—	—	2,978	9,085
Total investments	124,124	24,680	120	123	62,503	211,550
Total assets measured at fair value	$294,568	$1,389,082	$120	$123	$62,503	$1,746,396

Securities sold not yet purchased:
Short equities – corporate	$51	$—	$—	$—	$—	$51
Short exchange-traded options	192	—	—	—	—	192
Derivatives	—	11,758	—	—	—	11,758
Contingent payment arrangements	—	—	273,145	—	—	273,145
Total liabilities measured at fair value	$243	$11,758	$273,145	$—	$—	$285,146

Index

	Level 1	Level 2	Level 3	NAV Expedient(1)	Other	Total
December 31, 2021:
Money markets	$151,156	$—	$—	$—	$—	$151,156
Securities segregated (U.S. Treasury Bills)	—	1,503,828	—	—	—	1,503,828
Derivatives	392	15,030	—	—	—	15,422
Investments:
Equity securities	144,917	39,284	126	145	—	184,472
Long exchange-traded options	1,893	—	—	—	—	1,893
Limited partnership hedge funds(2)	—	—	—	—	50,920	50,920
Time deposits(3)	—	—	—	—	21,024	21,024
Other investments	9,094	—	—	—	6,015	15,109
Total investments	155,904	39,284	126	145	77,959	273,418
Total assets measured at fair value	$307,452	$1,558,142	$126	$145	$77,959	$1,943,824

Securities sold not yet purchased:
Short equities – corporate	$1,054	$—	$—	$—	$—	$1,054
Short exchange-traded options	2,774	—	—	—	—	2,774
Derivatives	1,186	15,737	—	—	—	16,923
Contingent payment arrangements	—	—	38,260	—	—	38,260
Total liabilities measured at fair value	$5,014	$15,737	$38,260	$—	$—	$59,011

(1) Investments measured at fair value using NAV (or its equivalent) as a practical expedient.
(2) Investments in equity method investees that are not measured at fair value in accordance with GAAP.
(3) Investments carried at amortized cost that are not measured at fair value in accordance with GAAP.

Other investments included in Level 1 of the fair value hierarchy include our investment in a mutual fund measured at fair value ($6.1 million and $9.1 million as of September 30, 2022 and December 31, 2021, respectively). Other investments not measured at fair value include (i) investment in a start-up company that does not have a readily available fair value (this investment was $0.3 million as of both September 30, 2022 and December 31, 2021), (ii) investment in equity method investees that are not measured at fair value in accordance with GAAP (during the third quarter of 2022, we sold this investment and the balance was reduced to zero, as compared to $2.9 million as of December 31, 2021), and (iii) broker dealer exchange memberships that are not measured at fair value in accordance with GAAP ($2.7 million and $2.8 million as of September 30, 2022 and December 31, 2021, respectively).
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
During the nine months ended September 30, 2022 there were no transfers between Level 2 and Level 3 securities.
The change in carrying value associated with Level 3 financial instruments carried at fair value, classified as equity securities, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Balance as of beginning of period	$119	$126	$126	$125
Purchases	—	—	—	—
Sales	—	—	—	—
Realized gains (losses), net	—	—	—	—
Unrealized gains (losses), net	1	1	(6)	2
Balance as of end of period	$120	$127	$120	$127

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
As part of acquisitions made by the Company, we may enter into contingent consideration arrangements as part of the purchase price. The change in carrying value associated with Level 3 financial instruments carried at fair value, classified as contingent payment arrangements, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Balance as of beginning of period	$42,436	$37,184	$38,260	$27,750
Addition	227,071	—	229,571	7,800
Accretion	3,638	839	5,314	2,473
Change in estimates	—	—	—	—
Payments	—	—	—	—
Balance as of end of period	$273,145	$38,023	$273,145	$38,023

In the third quarter of 2022 we acquired CarVal and recorded a contingent consideration liability of $227.1 million (see Note 17 Acquisitions). The liability, ranging from zero to $650.0 million, is based on CarVal achieving certain performance objectives over a six-year period ending December 31, 2027. The liability was valued using expected revenue growth rates and discount rates. The expected revenue growth rates range from 3.9% to 31.5%, with a weighted average of 14.1%, calculated using cumulative revenues and range of revenue growth rates. The discount rates range from 4.1% to 4.6%, with a weighted average of 4.2%, calculated using total contingent liabilities and range of discount rates.

Index
As of September 30, 2022, including the CarVal acquisition, the expected revenue growth rates range from 2.0% to 83.9%, with a weighted average of 11.5%, calculated using cumulative revenues and range of revenue growth rates (excluding revenue growth from additional AUM contributed during year of acquisition). The discount rates range from 1.9% to 10.4%, with a weighted average of 4.5%, calculated using total contingent liabilities and range of discount rates. As of September 30, 2021, the expected revenue growth rates ranged from 2.0% to 83.9%, with a weighted average of 13.0%, calculated using cumulative revenues and a range of revenue growth rates (excluding revenue growth from additional AUM contributed from existing clients). The discount rates ranged from 1.9% to 10.4%, with a weighted average of 6.6%, calculated using total contingent liabilities and range of discount rates.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We did not have any material assets or liabilities that were measured at fair value for impairment on a nonrecurring basis during the nine months ended September 30, 2022 or during the year ended December 31, 2021.

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
Leases included in the condensed consolidated statement of financial condition as of September 30, 2022 and December 31, 2021 were as follows:

Index

	Classification	September 30, 2022	December 31, 2021
		(in thousands)
Operating Leases
Operating lease right-of-use assets	Right-of-use assets	$372,591	$414,105
Operating lease liabilities	Lease liabilities	431,913	482,781

Finance Leases
Property and equipment, gross	Right-of-use assets	17,127	10,947
Amortization of right-of-use assets	Right-of-use assets	(5,684)	(3,072)
Property and equipment, net		11,443	7,875
Finance lease liabilities	Lease liabilities	11,431	7,954
The components of lease expense included in the condensed consolidated statement of income as of September 30, 2022 and September 30, 2021 were as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
	Classification	2022	2021	2022	2021
		(in thousands)
Operating lease cost	General and administrative	$24,491	$23,992	$73,076	$73,039
Financing lease cost:
Amortization of right-of-use assets	General and administrative	1,021	631	2,845	1,611
Interest on lease liabilities	Interest expense	50	24	143	67
Total finance lease cost		1,071	655	2,988	1,678
Variable lease cost (1)	General and administrative	9,970	9,763	30,125	29,653
Sublease income	General and administrative	(8,296)	(9,550)	(26,167)	(28,863)
Net lease cost		$27,236	$24,860	$80,022	$75,507
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

Index
Maturities of lease liabilities were as follows:

	Operating Leases	Financing Leases	Total
Year ending December 31,	(in thousands)
2022 (excluding the nine months ended September 30, 2022)	$23,382	$874	$24,256
2023	101,940	3,855	105,795
2024	102,514	2,944	105,458
2025	35,310	2,515	37,825
2026	33,829	1,496	35,325
Thereafter	175,182	62	175,244
Total lease payments	472,157	11,746	483,903
Less interest	(40,244)	(315)
Present value of lease liabilities	$431,913	$11,431
We have signed a lease which commences in 2024, relating to approximately 166,000 square feet of space in New York City. Our estimated total base rent obligation (excluding taxes, operating expenses and utilities) over the 20-year lease term is approximately $393.0 million.

Lease term and discount rate:
Weighted average remaining lease term (years):
Operating leases	7.38
Finance leases	3.49
Weighted average discount rate:
Operating leases	2.67%
Finance leases	1.65%
Supplemental cash flow information related to leases was as follows:

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Right-of-use assets obtained in exchange for lease obligations(1):
Operating leases	32,862	74,305
Finance leases	6,414	4,840
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

Index
The balances of consolidated VIEs and VOEs included in our condensed consolidated statements of financial condition were as follows:

	September 30, 2022			December 31, 2021
	(in thousands)
	VIEs	VOEs	Total	VIEs	VOEs	Total
Cash and cash equivalents	$21,123	$8	$21,131	$90,326	$—	$90,326
Investments	445,575	26,045	471,620	613,025	—	613,025
Other assets	10,717	1,572	12,289	30,461	—	30,461
Total assets	$477,415	$27,625	$505,040	$733,812	$—	$733,812

Liabilities	$25,769	$1,763	$27,532	$87,000	$—	$87,000
Redeemable non-controlling interest	309,941	1,952	311,893	421,169	—	421,169
Partners' capital attributable to AB Unitholders	141,705	23,910	165,615	225,643	—	225,643
Total liabilities, redeemable non-controlling interest and partners' capital	$477,415	$27,625	$505,040	$733,812	$—	$733,812
During nine-month period ended September 30, 2022, we deconsolidated five funds in which we had a seed investment of approximately $61.8 million as of December 31, 2021, due to no longer having a controlling financial interest.

Fair Value
Cash and cash equivalents include cash on hand, demand deposits, overnight commercial paper and highly liquid investments with original maturities of three months or less. Due to the short-term nature of these instruments, the recorded value has been determined to approximate fair value.

Valuation of consolidated company-sponsored investment funds' financial instruments by pricing observability levels as of September 30, 2022 and December 31, 2021 was as follows (in thousands):

	Level 1	Level 2	Level 3	Total
September 30, 2022:
Investments - VIEs	$83,699	$361,876	$—	$445,575
Investments - VOEs	—	26,045	—	26,045
Derivatives - VIEs	2,176	2,452	—	4,628
Derivatives - VOEs	—	9	—	9
Total assets measured at fair value	$85,875	$390,382	$—	$476,257

Derivatives - VIEs	16,525	4,851	—	21,376
Total liabilities measured at fair value	$16,525	$4,851	$—	$21,376

December 31, 2021:
Investments - VIEs	$165,415	$444,253	$3,357	$613,025
Derivatives - VIEs	622	5,265	—	5,887
Total assets measured at fair value	$166,037	$449,518	$3,357	$618,912

Derivatives - VIEs	$16,291	$2,051	$—	$18,342
Total liabilities measured at fair value	$16,291	$2,051	$—	$18,342

See Note 11 for a description of the fair value methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Index

The change in carrying value associated with Level 3 financial instruments carried at fair value within consolidated company-sponsored investment funds was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Balance as of beginning of period	$—	$210	$3,357	$619
Deconsolidated funds	—	—	(3,351)	(717)
Transfers (out)	—	(202)	(6)	(212)
Purchases	—	—	248	323
Sales	—	(4)	(248)	(7)
Realized gains, net	—	—	—	3
Unrealized (losses), net	—	(4)	—	(9)
Balance as of end of period	$—	$—	$—	$—

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

Derivative Instruments
As of September 30, 2022 and December 31, 2021, the VIEs held $16.7 million and $12.5 million (net), respectively, of futures, forwards and swaps within their portfolios. For the three and nine months ended September 30, 2022, we recognized $4.9 million and $10.1 million of losses, respectively, on these derivatives. For the three and nine months ended September 30, 2021, we recognized $1.5 million and $0.8 million of losses, respectively, on these derivatives. These gains and losses are recognized in investment gains (losses) in the condensed consolidated statements of income.
As of September 30, 2022 and December 31, 2021, the VIEs held $1.6 million and $0.9 million, respectively, of cash collateral payable to trade counterparties. This obligation to return cash is reported in the liabilities of consolidated company-sponsored investment funds in our condensed consolidated statements of financial condition.
As of September 30, 2022 and December 31, 2021, the VIEs delivered $5.6 million and $1.8 million, respectively, of cash collateral into brokerage accounts. The VIEs report this cash collateral in the consolidated company-sponsored investment funds cash and cash equivalents in our condensed consolidated statements of financial condition.
As of September 30, 2022 and December 31, 2021, the VOEs held $9,211 (net) and zero, respectively, of futures, forwards, options and swaps within their portfolios. For the three and nine months ended September 30, 2022, we recognized no gains or losses on these derivatives. For the three and nine months ended September 30, 2021, we recognized zero and $0.9 million of gains, respectively, on these derivatives. These gains and losses are recognized in investment gains (losses) in the condensed consolidated statements of income.
As of both September 30, 2022 and December 31, 2021, the VOEs held no cash collateral payable to trade counterparties. This obligation to return cash is reported in the liabilities of consolidated company-sponsored investment funds in our condensed consolidated statements of financial condition.
As of both September 30, 2022 and December 31, 2021, the VOEs delivered no cash collateral in brokerage accounts. The VOEs report this cash collateral in the consolidated company-sponsored investment funds cash and cash equivalents in our condensed consolidated statements of financial condition.

Index
Offsetting Assets and Liabilities
Offsetting of derivative assets of consolidated company-sponsored investment funds as of September 30, 2022 and December 31, 2021 was as follows:

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments Collateral	Cash Collateral Received	Net Amount
	(in thousands)
September 30, 2022:
Derivatives - VIEs	$4,628	$—	$4,628	$—	$(1,649)	$2,979
Derivatives - VOEs	$9	$—	$9	$—	$—	$9
December 31, 2021:
Derivatives - VIEs	$5,887	$—	$5,887	$—	$(904)	$4,983
Derivatives - VOEs	$—	$—	$—	$—	$—	$—

Offsetting of derivative liabilities of consolidated company-sponsored investment funds as of September 30, 2022 and December 31, 2021 was as follows:

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments Collateral	Cash Collateral Pledged	Net Amount
	(in thousands)
September 30, 2022:
Derivatives - VIEs	$21,376	$—	$21,376	$—	$(5,573)	$15,803
Derivatives - VOEs	$—	$—	$—	$—	$—	$—
December 31, 2021:
Derivatives - VIEs	$18,342	$—	$18,342	$—	$(1,824)	$16,518
Derivatives - VOEs	$—	$—	$—	$—	$—	$—

Cash collateral, whether pledged or received on derivative instruments, is not considered material and, accordingly, is not disclosed by counterparty.
Non-Consolidated VIEs
As of September 30, 2022, the net assets of company-sponsored investment products that are non-consolidated VIEs are approximately $39.9 billion, and our maximum risk of loss is our investment of $4.8 million in these VIEs and our advisory fee receivables from these VIEs is $46.8 million. As of December 31, 2021, the net assets of company-sponsored investment products that were non-consolidated VIEs was approximately $68.9 billion; our maximum risk of loss was our investment of $8.8 million in these VIEs and our advisory fees receivable from these VIEs was $75.7 million.

Index
15.     Units Outstanding

Changes in AB Units outstanding during the nine-month period ended September 30, 2022 were as follows:

Outstanding as of December 31, 2021	271,453,043
Options exercised	5,774
Units issued	3,926,169
Units retired(1)	(2,805,126)
Outstanding as of September 30, 2022	272,579,860
(1) During the nine-months ended September 30, 2022, we purchased 2,500 AB Units in private transactions and retired them.

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

The Credit Facility contains affirmative, negative and financial covenants, which are customary for facilities of this type, including restrictions on dispositions of assets, restrictions on liens, a minimum interest coverage ratio and a maximum leverage ratio. As of September 30, 2022, we were in compliance with these covenants. The Credit Facility also includes customary events of default (with customary grace periods, as applicable), including provisions under which, upon the occurrence of an event of default, all outstanding loans may be accelerated and/or lender’s commitments may be terminated. Also, under such provisions, upon the occurrence of certain insolvency- or bankruptcy-related events of default, all amounts payable under the Credit Facility would automatically become immediately due and payable, and the lender’s commitments automatically would terminate.

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

As of September 30, 2022 and December 31, 2021, we had no amounts outstanding under the Credit Facility. Furthermore, during the first nine months of 2022 and the full year 2021, we did not draw upon the Credit Facility.

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

As of September 30, 2022 and December 31, 2021, AB had $690.0 million and $755.0 million outstanding under the EQH Facility, with interest rates of approximately 3.0% and 0.2%, respectively. Average daily borrowings on the EQH Facility

Index
for the first nine months of 2022 and the full year 2021 were $654.0 million and $404.6 million, respectively, with weighted average interest rates of approximately 1.0% and 0.2%, respectively.

In addition to the EQH Facility, AB has a $300.0 million uncommitted, unsecured senior credit facility (“EQH Uncommitted Facility”) with EQH. The EQH Uncommitted Facility matures on September 1, 2024 and is available for AB's general business purposes. Borrowings under the EQH Unsecured Facility generally bear interest at a rate per annum based on prevailing overnight commercial paper rates. The EQH Uncommitted Facility contains affirmative, negative and financial covenants which are substantially similar to those in the EQH Facility. As of September 30, 2022 and December 31, 2021, we had no amounts outstanding under the EQH Uncommitted Facility and have not drawn upon the facility since its inception.

As of September 30, 2022 and December 31, 2021, we had no commercial paper outstanding. The commercial paper is short term in nature, and as such, recorded value is estimated to approximate fair value (and considered a Level 2 security in the fair value hierarchy). Average daily borrowings of commercial paper during the first nine months of 2022 and full year 2021 were $201.5 million and $157.0 million, respectively, with weighted average interest rates of approximately 0.9% and 0.2%, respectively.

AB had a $200.0 million committed, unsecured senior revolving credit facility (the "Revolver") with a leading international bank, which matured on November 16, 2021. Average daily borrowings under the Revolver for the full year 2021 were $13.3 million with a weighted average interest rate of approximately 1.1%.

In addition, SCB LLC currently has five uncommitted lines of credit with five financial institutions. Four of these lines of credit permit us to borrow up to an aggregate of approximately $315.0 million, with AB named as an additional borrower, while the other line has no stated limit. AB has agreed to guarantee the obligations on SCB LLC under these lines of credit. As of September 30, 2022 and December 31, 2021, SCB LLC had no outstanding balance on these lines of credit. Average daily borrowings during the first nine months of 2022 and full year 2021 were $1.2 million and $47 thousand with weighted average interest rates of approximately 1.9% and 0.9%, respectively.

17. Acquisition

On July 1, 2022, AB Holding acquired a 100% ownership interest in CarVal Investors L.P. (“CarVal”), a global private alternatives investment manager primarily focused on opportunistic and distressed credit, renewable energy infrastructure, specialty finance and transportation investments that, as of the acquisition date, constituted approximately $12.2 billion in AUM. Immediately following the acquisition of CarVal by AB Holding, AB Holding contributed 100% of its equity interests in CarVal to AB in exchange for AB Units and a receivable for future consideration to be paid. Post-acquisition, CarVal was rebranded AB CarVal Investors (“AB CarVal”).

On the acquisition date, AB Holding issued approximately 3.2 million AB Holding Units (with a fair value of $132.8 million) and recorded a $419.4 million receivable for the issuance of additional AB Holding Units in exchange for AB Units on November 1, 2022 and associated liability to CarVal for $419.4 million. AB Holding immediately contributed 100% of its equity interests in CarVal to AB.

AB received 100% equity interest in CarVal from AB Holding and issued approximately 3.2 million AB Units (with a fair value of $132.8 million) and recorded a $419.4 million liability payable to AB Holding for the issuance of additional AB Units on November 1, 2022. AB also recorded a contingent consideration payable of $227.1 million (to be paid predominantly in AB Units) based on CarVal achieving certain performance objectives over a six-year period ending December 31, 2027. The AB Units, as discussed above, were issued, or will be issued, to AB Holding; AB Holding then issued, or will issue, the equal amount of AB Holding Units to CarVal. The excess of the purchase price over the current fair value of identifiable net liabilities acquired of $156.1 million, net cash acquired of $40.8 million, and a net deferred tax asset of $4.8 million resulted in the recognition of $627.6 million of goodwill and the recording of $303.0 million of finite-lived intangible assets primarily relating to investment management contracts and investor relationships with useful lives ranging from 5 to 10 years. The goodwill recorded is not deductible for tax purposes as the CarVal acquisition was an investment in a partnership.

Index

The following table summarizes the amounts of identified assets acquired and liabilities assumed at the acquisition date, as well as the consideration transferred to acquire CarVal (in thousands):

Summary of purchase consideration:
Fair value of AB Holding units issued	$552,196
Fair value of contingent consideration	227,071
Total purchase consideration	779,267

Purchase price allocation:
Assets acquired:
Cash and cash equivalents	$40,777
Receivables, net	82,523
Investments - other	947
Furniture, equipment, and leasehold improvements, net	2,464
Right-of-use assets	16,482
Other assets	14,230
Deferred tax asset	4,823
Intangible assets	303,000
Goodwill	627,593
Total assets acquired	1,092,839

Liabilities assumed:
Accounts payable and accrued expenses	(33,134)
Accrued compensation and benefits	(208,015)
Debt	(42,661)
Lease liabilities	(16,571)
Non-redeemable non-controlling interests in consolidated entities	(13,191)
Total liabilities assumed	(313,572)

Net assets acquired	$779,267

The CarVal acquisition has not had a significant impact on our 2022 revenues and earnings. As a result, we have not provided supplemental pro forma financial information.

Index
Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

Impact of COVID-19
AB continues to actively monitor COVID-19 developments and their impact on our employees, business and operations. The aggregate extent to which COVID-19, including existing and new variants and its impact on the global economy, affects AB’s business, liquidity, results of operations and financial condition, will depend on future COVID-19 developments that are highly uncertain, including the scope and duration of COVID-19 and any recovery period, the emergence, spread and seriousness of COVID-19 variants, the continuing prevalence of severe, unconstrained and/or escalating rates of infection and hospitalization in various countries and regions, the availability, adoption and efficacy of treatments and vaccines, and future actions taken by governmental authorities, central banks and other parties in response to COVID-19. Further, we have benefited from certain of our adjusted operating expenses declining significantly due to COVID-19, generally owing to depressed levels of travel and entertainment and in-person client meetings, during both 2020 and 2021. While these costs have begun to return in 2022, year-to-date results are not yet back to normalized levels, and the prior-year savings are not indicative of our future performance. Additionally, as most of our workforce continues working in a hybrid model, which includes the option of two remote days each week, we are mindful of increased risk related to cybersecurity, which could significantly disrupt our business functions.

Executive Overview
Our total assets under management (“AUM”) as of September 30, 2022 were $612.7 billion, down $34.1 billion, or 5.3%, compared to June 30, 2022, and down $129.5 billion, or 17.5%, compared to September 30, 2021. During the third quarter of 2022, AUM decreased due to market depreciation of $35.8 billion and net outflows of $10.5 billion (Institutional net outflows of $6.3 billion and Retail net outflows of $5.0 billion, offset by Private Wealth net inflows of $0.8 billion), offset by the addition of $12.2 billion due to the acquisition of CarVal Investors L.P. (“CarVal”). AXA S.A.("AXA") redeemed approximately $3.9 billion of low-fee fixed income and equity mandates in the third quarter of 2022, completing these expected redemptions for 2022. Going forward, any AXA-related redemptions or new sales (reflecting, for example, recent commitments by AXA to certain of our private alternative strategies) will be considered as part of our normal course of business. During the twelve months ended September 30, 2022, AUM decreased primarily due to market depreciation of $147.0 billion, partially offset by the addition of $12.2 billion due to the CarVal acquisition and net inflows of $5.7 billion (Institutional net inflows of $5.0 billion and Private Wealth Management net inflows of $2.6 billion, offset by Retail net outflows of $1.9 billion). Excluding AXA redemptions of $4.5 billion, the firm generated net inflows of $10.2 billion during the twelve months ended September 30, 2022.

Institutional AUM decreased $11.1 billion, or 3.8%, to $279.4 billion during the third quarter of 2022, due to market depreciation of $17.0 billion and net outflows of $6.3 billion, offset by the addition of $12.2 billion due to the acquisition of CarVal. Institutional net outflows included $1.7 billion of AXA redemptions. Gross sales decreased sequentially from $3.3 billion during the second quarter of 2022 to $1.9 billion during the third quarter of 2022. Redemptions and terminations increased sequentially from $1.2 billion to $6.3 billion.

Retail AUM decreased $18.7 billion, or 7.5%, to $232.3 billion during the third quarter of 2022, due to market depreciation of $13.7 billion and net outflows of $5.0 billion. Net outflows include $2.2 billion of AXA redemptions. Gross sales decreased sequentially from $17.3 billion during the second quarter of 2022 to $13.8 billion during the third quarter of 2022. Redemptions and terminations decreased sequentially from $16.9 billion to $15.3 billion.

Private Wealth AUM decreased $4.3 billion, or 4.1%, to $101.0 billion during the third quarter of 2022, due to market depreciation of $5.1 billion, offset by net inflows of $0.8 billion. Gross sales increased sequentially from $3.3 billion during the second quarter of 2022 to $4.1 billion during the third quarter of 2022. Redemptions and terminations decreased sequentially from $4.5 billion to $3.3 billion.

Bernstein Research Services revenue for the third quarter of 2022 was $91.6 million, down $21.8 million, or 19.2%, compared to the third quarter of 2021. The decrease was driven primarily by significantly lower customer trading activity in Europe and Asia due to the prevailing macro-economic environment.

Net revenues for the third quarter of 2022 decreased $105.8 million, or 9.7%, to $987.0 million from $1.1 billion in the third quarter of 2021. The decrease was primarily due to lower investment advisory base fees of $57.7 million, lower distribution revenues of $22.7 million and lower Bernstein Research Services revenue of $21.8 million. Operating expenses for the third quarter of 2022 increased $3.5 million, or 0.4%, to $816.7 million from $813.2 million in the third quarter of 2021. The increase was due to higher general and administrative expenses of $22.9 million, higher amortization of intangibles of $10.8 million, higher interest on borrowings of $4.0 million and higher contingent payment arrangements of $1.5 million, offset by lower promotion and servicing expenses of $31.6 million and lower employee compensation and benefits expenses of $4.1

Index
million. Our operating income decreased $109.3 million, or 39.1%, to $170.3 million from $279.7 million in the third quarter of 2021 and our operating margin decreased to 18.3% in the third quarter of 2022 from 25.7% in the third quarter of 2021.

Market Commentary

Despite a rally at the start of the third quarter, U.S. equity markets turned lower during the quarter, with the S&P 500, the Dow Jones Industrial Average and the Nasdaq each registering negative returns to end the quarter. Market volatility, for both stocks and bonds, was driven by the effects of high inflation, aggressive interest rate increases by the U.S. Federal Reserve, rising risks of recession, lingering impacts from COVID-19 and Russia’s invasion of Ukraine. Given market conditions, we continue to expect our 2022 margins to be impacted as compared to 2021 reflecting continued higher inflation, our growth-related investments, rebounding travel and entertainment expenses and lower performance-based fees.

In the U.K., equities fell in the third quarter, as the country announced their new prime minister. The new government announced a fiscal package in September which was poorly received by markets and sent the U.K. sterling to an all-time low in comparison to the U.S. dollar. The outlook into 2023 is uncertain for the U.K., with the large stimulus combined with post-Brexit labor supply shortages creating risk for further tightening from the Bank of England. In China, a slowdown in the property and manufacturing sectors prompted the People’s Bank of China to relax its monetary policy, diverging from the policy tightening at other central banks. The alarming spread of COVID-19 throughout China weakened sentiment, prompting fears of further lockdowns as the country continues to pursue a zero tolerance COVID-19 policy. Regulatory crackdowns and elevated geopolitical tensions with the U.S. also contributed to further uncertainty in China.

Relationship with EQH and its Subsidiaries

EQH (our parent company) and its subsidiaries are our largest client. EQH is collaborating with AB in order to improve the risk-adjusted yield for the General Accounts of EQH's insurance subsidiaries by investing additional assets at AB, including the utilization of AB's higher-fee, longer-duration alternative offerings. Equitable Financial Life Insurance Company, a subsidiary of EQH ("Equitable Financial"), has agreed to provide $10 billion in permanent capital1 to build out AB's private illiquid offerings, including private alternatives and private placements. Deployment of this capital commitment is approximately 50% completed and is expected to continue over approximately the next two years. We expect this anticipated capital from Equitable Financial will continue to accelerate both organic and inorganic growth in our private alternatives business, allowing us to continue to deliver for our clients, employees, unitholders and other stakeholders. For example, EQH has committed $750 million in capital to be deployed through CarVal.

Assets Under Management

Assets under management by distribution channel are as follows:

	As of September 30,
	2022	2021	$ Change	% Change
	(in billions)

Institutions	$279.4	$327.5	$(48.1)	(14.7)%
Retail	232.3	298.8	(66.5)	(22.3)
Private Wealth	101.0	115.9	(14.9)	(12.8)
Total	$612.7	$742.2	$(129.5)	(17.5)%

1 Permanent capital means investment capital of indefinite duration, which may be withdrawn under certain conditions. Although Equitable Financial has indicated its intention over time to provide this investment capital to AB, which is mutually beneficial to both firms, it has no binding commitment to do so.

Index
Assets under management by investment service are as follows:

	As of September 30,
	2022	2021	$ Change	% Change
	(in billions)
Equity
Actively Managed	$202.9	$260.3	$(57.4)	(22.1)%
Passively Managed(1)	52.1	69.1	(17.0)	(24.6)
Total Equity	255.0	329.4	(74.4)	(22.6)

Fixed Income
Actively Managed
Taxable	187.2	250.9	(63.7)	(25.4)
Tax–exempt	51.9	55.3	(3.4)	(6.2)
	239.1	306.2	(67.1)	(21.9)
Passively Managed(1)	9.5	9.5	—	—
Total Fixed Income	248.6	315.7	(67.1)	(21.3)

Alternatives/Multi-Asset Solutions(2)
Actively Managed	103.8	92.7	11.1	11.9
Passively Managed(1)	5.3	4.4	0.9	21.2
Total Alternatives/Multi-Asset Solutions	109.1	97.1	12.0	12.4
Total	$612.7	$742.2	$(129.5)	(17.5)%

(1)Includes index and enhanced index services.
(2)Includes certain multi-asset solutions and services not included in equity or fixed income services.

Index
Changes in assets under management for the three-month, nine-month and twelve-month periods ended September 30, 2022 are as follows:

	Distribution Channel
	Institutions	Retail	Private Wealth	Total
	(in billions)
Balance as of June 30, 2022	$290.5	$251.0	$105.3	$646.8
Long-term flows:
Sales/new accounts	1.9	13.8	4.1	19.8
Redemptions/terminations	(6.3)	(15.3)	(3.3)	(24.9)
Cash flow/unreinvested dividends	(1.9)	(3.5)	—	(5.4)
Net long-term (outflows) inflows(1)	(6.3)	(5.0)	0.8	(10.5)
Acquisition(3)	12.2	—	—	12.2
Market depreciation	(17.0)	(13.7)	(5.1)	(35.8)
Net change	(11.1)	(18.7)	(4.3)	(34.1)
Balance as of September 30, 2022	$279.4	$232.3	$101.0	$612.7

Balance as of December 31, 2021	$337.1	$319.9	$121.6	$778.6
Long-term flows:
Sales/new accounts	19.5	51.7	13.4	84.6
Redemptions/terminations	(9.7)	(50.9)	(11.6)	(72.2)
Cash flow/unreinvested dividends	(5.2)	(9.0)	—	(14.2)
Net long-term inflows (outflows)(1)	4.6	(8.2)	1.8	(1.8)
Adjustments(2)	(0.4)	—	—	(0.4)
Acquisition(3)	12.2	—	—	12.2
Market depreciation	(74.1)	(79.4)	(22.4)	(175.9)
Net change	(57.7)	(87.6)	(20.6)	(165.9)
Balance as of September 30, 2022	$279.4	$232.3	$101.0	$612.7

Balance as of September 30, 2021	$327.5	$298.8	$115.9	$742.2
Long-term flows:
Sales/new accounts	26.1	79.3	18.6	124.0
Redemptions/terminations	(13.8)	(68.0)	(16.0)	(97.8)
Cash flow/unreinvested dividends	(7.3)	(13.2)	—	(20.5)
Net long-term inflows (outflows)(1)	5.0	(1.9)	2.6	5.7
Adjustments(2)	(0.4)	—	—	(0.4)
Acquisition(3)	12.2	—	—	12.2
Market depreciation	(64.9)	(64.6)	(17.5)	(147.0)
Net change	(48.1)	(66.5)	(14.9)	(129.5)
Balance as of September 30, 2022	$279.4	$232.3	$101.0	$612.7

(1)Net flows include $3.9 billion, $4.5 billion and $4.5 billion of AXA redemptions for the three-month, nine-month and twelve-month periods ended September 30, 2022, respectively.
(2)Approximately $0.4 billion of Institutional AUM was removed from our total assets under management during the second quarter of 2022 due to a change in the fee structure.
(3)The CarVal acquisition added approximately $12.2 billion of Institutional AUM in the third quarter of 2022.

Index

	Investment Service
	Equity Actively Managed	Equity Passively Managed(1)	Fixed Income Actively Managed - Taxable	Fixed Income Actively Managed - Tax- Exempt	Fixed Income Passively Managed(1)	Alternatives/ Multi-Asset Solutions(2)	Total
	(in billions)
Balance as of June 30, 2022	$223.2	$55.7	$200.9	$53.8	$12.3	$100.9	$646.8
Long-term flows:
Sales/new accounts	8.0	0.4	6.1	3.2	—	2.1	19.8
Redemptions/terminations	(9.8)	(1.4)	(8.2)	(3.2)	(1.2)	(1.1)	(24.9)
Cash flow/unreinvested dividends	(3.2)	0.1	(1.5)	—	(0.9)	0.1	(5.4)
Net long-term (outflows) inflows(3)	(5.0)	(0.9)	(3.6)	—	(2.1)	1.1	(10.5)
Acquisition(5)	—	—	—	—	—	12.2	12.2
Market depreciation	(15.3)	(2.7)	(10.1)	(1.9)	(0.7)	(5.1)	(35.8)
Net change	(20.3)	(3.6)	(13.7)	(1.9)	(2.8)	8.2	(34.1)
Balance as of September 30, 2022	$202.9	$52.1	$187.2	$51.9	$9.5	$109.1	$612.7

Balance as of December 31, 2021	$287.6	$71.6	$246.3	$57.1	$13.2	$102.8	$778.6
Long-term flows:
Sales/new accounts	36.7	1.6	17.2	12.4	(0.1)	16.8	84.6
Redemptions/terminations	(29.5)	(1.5)	(26.3)	(10.5)	(1.4)	(3.0)	(72.2)
Cash flow/unreinvested dividends	(7.3)	(3.1)	(4.9)	(0.1)	0.5	0.7	(14.2)
Net long-term (outflows) inflows(3)	(0.1)	(3.0)	(14.0)	1.8	(1.0)	14.5	(1.8)
Adjustments(4)	—	—	—	—	—	(0.4)	(0.4)
Acquisition(5)	—	—	—	—	—	12.2	12.2
Market depreciation	(84.6)	(16.5)	(45.1)	(7.0)	(2.7)	(20.0)	(175.9)
Net change	(84.7)	(19.5)	(59.1)	(5.2)	(3.7)	6.3	(165.9)
Balance as of September 30, 2022	$202.9	$52.1	$187.2	$51.9	$9.5	$109.1	$612.7

Index

	Investment Service
	Equity Actively Managed	Equity Passively Managed(1)	Fixed Income Actively Managed - Taxable	Fixed Income Actively Managed - Tax- Exempt	Fixed Income Passively Managed(1)	Alternatives/ Multi-Asset Solutions(2)	Total
	(in billions)
Balance as of September 30, 2021	$260.3	$69.1	$250.9	$55.3	$9.5	$97.1	$742.2
Long-term flows:
Sales/new accounts	58.5	2.0	24.7	15.9	3.3	19.6	124.0
Redemptions/terminations	(40.6)	(1.6)	(37.7)	(12.6)	(1.5)	(3.8)	(97.8)
Cash flow/unreinvested dividends	(10.0)	(6.8)	(5.0)	(0.2)	0.9	0.6	(20.5)
Net long-term inflows (outflows) (3)	7.9	(6.4)	(18.0)	3.1	2.7	16.4	5.7
Adjustments(4)	—	—	—	—	—	(0.4)	(0.4)
Acquisition(5)	—	—	—	—	—	12.2	12.2
Market depreciation	(65.3)	(10.6)	(45.7)	(6.5)	(2.7)	(16.2)	(147.0)
Net change	(57.4)	(17.0)	(63.7)	(3.4)	—	12.0	(129.5)
Balance as of September 30, 2022	$202.9	$52.1	$187.2	$51.9	$9.5	$109.1	$612.7

(1)Includes index and enhanced index services.
(2)Includes certain multi-asset solutions and services not included in equity or fixed income services.
(3)Net flows include $3.9 billion, $4.5 billion and $4.5 billion of AXA redemptions for the three-month, nine-month and twelve-month periods ended September 30, 2022, respectively.
(4)Approximately $0.4 billion of Alternatives/Multi-Asset Solutions AUM was removed from our total assets under management during the second quarter of 2022 due to a change in the fee structure.
(5)The CarVal acquisition added approximately $12.2 billion of Alternatives/Multi-Asset Solutions AUM in the third quarter of 2022.

Net long-term inflows (outflows) for actively managed investment services as compared to passively managed investment services for the three-month, nine-month and twelve-month periods ended September 30, 2022 are as follows:

	Periods Ended September 30, 2022
	Three-months	Nine-months	Twelve-months
	(in billions)
Actively Managed
Equity	$(5.0)	$(0.1)	$7.9
Fixed Income	(3.6)	(12.2)	(14.9)
Alternatives/Multi-Asset Solutions	0.8	13.3	14.4
	(7.8)	1.0	7.4
Passively Managed
Equity	(0.9)	(3.0)	(6.4)
Fixed Income	(2.1)	(1.0)	2.7
Alternatives/Multi-Asset Solutions	0.3	1.2	2.0
	(2.7)	(2.8)	(1.7)
Total net long-term (outflows) inflows	$(10.5)	$(1.8)	$5.7

Index
Average assets under management by distribution channel and investment service are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(in billions)				(in billions)
Distribution Channel:
Institutions	$297.0	$331.1	$(34.1)	(10.3)%	$312.8	$323.3	$(10.5)	(3.2)%
Retail	250.9	299.5	(48.6)	(16.2)	274.9	284.1	(9.2)	(3.3)
Private Wealth	106.0	116.8	(10.8)	(9.3)	111.6	112.4	(0.8)	(0.7)
Total	$653.9	$747.4	$(93.5)	(12.5)%	$699.3	$719.8	$(20.5)	(2.9)%
Investment Service:
Equity Actively Managed	$222.8	$262.8	$(40.0)	(15.3)%	$245.7	$244.2	$1.5	0.6%
Equity Passively Managed(1)	56.7	70.4	(13.7)	(19.4)	61.8	67.8	(6.0)	(8.9)
Fixed Income Actively Managed – Taxable	198.9	252.5	(53.6)	(21.2)	216.4	254.8	(38.4)	(15.1)
Fixed Income Actively Managed – Tax-exempt	53.7	54.9	(1.2)	(2.0)	54.7	53.0	1.7	3.2
Fixed Income Passively Managed(1)	11.3	9.4	1.9	21.2	12.1	8.8	3.3	37.8
Alternatives/Multi-Asset Solutions(2)	110.5	97.4	13.1	13.4	108.6	91.2	17.4	19.1
Total	$653.9	$747.4	$(93.5)	(12.5)%	$699.3	$719.8	$(20.5)	(2.9)%

(1)Includes index and enhanced index services.
(2)Includes certain multi-asset solutions and services not included in equity of fixed income services.

Our Institutional channel third quarter average AUM of $297.0 billion decreased $34.1 billion, or 10.3%, compared to the third quarter of 2021, primarily due to this AUM decreasing $48.1 billion, or 14.7%, to $279.4 billion from September 30, 2021. The $48.1 billion decrease resulted from market depreciation of $64.9 billion (with $52.7 billion of market depreciation occurring in the period ended March 31, 2022 through September 30, 2022), partially offset by an addition of $12.2 billion due to the CarVal acquisition and net inflows of $5.0 billion.
Our Retail channel third quarter average AUM of $250.9 billion decreased $48.6 billion, or 16.2%, compared to the third quarter of 2021, primarily due to this AUM decreasing $66.5 billion, or 22.3%, to $232.3 billion from September 30, 2021. The $66.5 billion decrease resulted from market depreciation of $64.6 billion (with $53.1 billion of market depreciation occurring in the period ended March 31, 2022 through September 30, 2022) and net outflows of $1.9 billion.
Our Private Wealth channel third quarter average AUM of $106.0 billion decreased $10.8 billion, or 9.3%, compared to the third quarter of 2021, primarily due to this AUM decreasing $14.9 billion, or 12.8%, to $101.0 billion from September 30, 2021. The $14.9 billion decrease resulted from market depreciation of $17.5 billion (with $15.5 billion of market depreciation occurring in the period ended March 31, 2022 through September 30, 2022), offset by net inflows of $2.6 billion.

Index
Absolute investment composite returns, gross of fees, and relative performance as of September 30, 2022 compared to benchmarks for certain representative Institutional equity and fixed income services are as follows:

	1-Year	3-Year(1)	5-Year(1)

Global High Income - Hedged (fixed income)
Absolute return	(15.6)%	(1.9)%	0.4%
Relative return (vs. Bloomberg Barclays Global High Yield Index - Hedged)	1.1	0.3	0.2
Global Plus - Hedged (fixed income)
Absolute return	(12.9)	(2.9)	0.3
Relative return (vs. Bloomberg Barclays Global Aggregate Index - Hedged)	(0.8)	0.2	—
Intermediate Municipal Bonds (fixed income)
Absolute return	(7.4)	(0.5)	1.0
Relative return (vs. Lipper Short/Int. Blended Muni Fund Avg)	—	0.6	0.6
U.S. Strategic Core Plus (fixed income)
Absolute return	(14.9)	(2.9)	0.1
Relative return (vs. Bloomberg Barclays U.S. Aggregate Index)	(0.3)	0.4	0.4
Emerging Market Debt (fixed income)
Absolute return	(25.5)	(6.3)	(3.0)
Relative return (vs. JPM EMBI Global/JPM EMBI)	(3.3)	(0.2)	(0.7)
Sustainable Global Thematic (equity)
Absolute return	(27.5)	8.2	8.1
Relative return (vs. MSCI ACWI Index)	(6.8)	4.5	3.7
International Strategic Core Equity (equity)
Absolute return	(21.2)	(1.7)	0.6
Relative return (vs. MSCI EAFE Index)	3.9	0.1	1.5
U.S. Small & Mid Cap Value (equity)
Absolute return	(16.3)	5.8	4.2
Relative return (vs. Russell 2500 Value Index)	(0.9)	1.3	0.4
U.S. Strategic Value (equity)
Absolute return	(9.0)	5.5	4.3
Relative return (vs. Russell 1000 Value Index)	2.4	1.2	(1.0)
U.S. Small Cap Growth (equity)
Absolute return	(39.1)	5.0	8.7
Relative return (vs. Russell 2000 Growth Index)	(9.9)	2.1	5.1
U.S. Large Cap Growth (equity)
Absolute return	(23.8)	9.6	12.2
Relative return (vs. Russell 1000 Growth Index)	(1.2)	(1.1)	—
U.S. Small & Mid Cap Growth (equity)
Absolute return	(35.9)	5.7	8.2
Relative return (vs. Russell 2500 Growth Index)	(6.5)	0.9	1.9
Concentrated U.S. Growth (equity)
Absolute return	(21.3)	7.0	11.0
Relative return (vs. S&P 500 Index)	(5.8)	(1.1)	1.8

Index

	1-Year	3-Year(1)	5-Year(1)
Select U.S. Equity (equity)
Absolute return	(11.4)	10.2	10.6
Relative return (vs. S&P 500 Index)	4.1	2.1	1.3
Strategic Equities (equity)
Absolute return	(16.5)	6.8	7.9
Relative return (vs. Russell 3000 Index)	1.1	(0.9)	(0.7)
Global Core Equity (equity)
Absolute return	(23.8)	1.3	4.6
Relative return (vs. MSCI ACWI Index)	(3.2)	(2.5)	0.1
U.S. Strategic Core Equity (equity)
Absolute return	(10.0)	5.7	8.8
Relative return (vs. S&P 500 Index)	5.5	(2.4)	(0.4)
Select U.S. Equity Long/Short (alternatives)
Absolute return	(4.2)	8.2	8.4
Relative return (vs. S&P 500 Index)	11.3	—	(0.9)

(1)Reflects annualized returns.

Index
Consolidated Results of Operations

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(in thousands, except per unit amounts)
Net revenues	$986,984	$1,092,832	$(105,848)	(9.7)%	$3,064,115	$3,176,920	$(112,805)	(3.6)%
Expenses	816,679	813,182	3,497	0.4	2,452,760	2,353,063	99,697	4.2
Operating income	170,305	279,650	(109,345)	(39.1)	611,355	823,857	(212,502)	(25.8)
Income taxes	5,239	16,029	(10,790)	(67.3)	28,609	45,254	(16,645)	(36.8)
Net income	165,066	263,621	(98,555)	(37.4)	582,746	778,603	(195,857)	(25.2)
Net (loss) income of consolidated entities attributable to non-controlling interests	(10,114)	(1,074)	(9,040)	n/m	(61,930)	2,207	(64,137)	n/m
Net income attributable to AB Unitholders	$175,180	$264,695	$(89,515)	(33.8)	$644,676	$776,396	$(131,720)	(17.0)

Diluted net income per AB Unit	$0.64	$0.96	$(0.32)	(33.3)	$2.35	$2.82	$(0.47)	(16.7)

Distributions per AB Unit	$0.72	$0.96	$(0.24)	(25.0)	$2.49	$2.81	$(0.32)	(11.4)

Operating margin (1)	18.3%	25.7%			22.0%	25.9%

(1)Operating income excluding net (loss) income attributable to non-controlling interests as a percentage of net revenues.

Net income attributable to AB Unitholders for the three months ended September 30, 2022 decreased $89.5 million, or 33.8%, from the three months ended September 30, 2021. The decrease primarily is due to (in millions):

Lower base advisory fees	$(57.7)
Higher general and administrative expenses	(22.9)
Lower distribution revenues	(22.7)
Lower Bernstein Research Services revenue	(21.8)
Higher amortization of intangible assets	(10.8)
Lower performance-based fees	(4.5)
Lower promotion and servicing expense	31.6
Lower income tax expense	10.8
Higher net loss of consolidated entities attributable to non-controlling interest	9.0
Other	(0.5)
$(89.5)

Index
Net income attributable to AB Unitholders for the nine months ended September 30, 2022 decreased $131.7 million, or 17.0%, from the nine months ended September 30, 2021. The decrease primarily is due to (in millions):

Higher general and administrative expenses	$(96.8)
Higher investment losses	(94.5)
Lower base advisory fees	(24.6)
Lower Bernstein Research Services revenue	(22.2)
Higher amortization of intangible assets	(10.1)
Higher interest on borrowings	(5.6)
Lower distribution revenues	(4.3)
Higher net loss of consolidated entities attributable to non-controlling interest	64.1
Higher performance-based fees	24.6
Lower income tax expense	16.6
Higher net dividend and interest income	8.7
Lower employee compensation and benefits expense	8.2
Lower promotion and servicing expenses	6.3
Other	(2.1)
$(131.7)

Units Outstanding; Unit Repurchases

Each quarter, we consider whether to implement a plan to repurchase AB Holding Units pursuant to Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended (“Exchange Act”). A plan of this type allows a company to repurchase its shares at times when it otherwise might be prevented from doing so because of self-imposed trading blackout periods or because it possesses material non-public information. Each broker we select has the authority to repurchase AB Holding Units on our behalf in accordance with the terms and limitations specified in the plan. Repurchases are subject to regulations promulgated by the SEC, as well as certain price, market volume and timing constraints specified in the plan. We did not adopt a plan during the third quarter of 2022. We may adopt additional plans in the future to engage in open-market purchases of AB Holding Units to help fund anticipated obligations under our incentive compensation award program and for other corporate purposes.

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

Index

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands, except per unit amounts)
Net revenues, US GAAP basis	$986,984	$1,092,832	$3,064,115	$3,176,920
Adjustments:
Distribution-related adjustments:
Distribution revenues	(147,960)	(170,612)	(469,431)	(473,750)
Investment advisory services fees	(12,385)	(25,530)	(44,027)	(68,542)
Pass-through adjustments:
Investment advisory services fees	(11,367)	(4,017)	(57,386)	(12,615)
Other revenues	(10,505)	(9,359)	(28,905)	(28,119)
Impact of consolidated company-sponsored funds	8,837	968	59,948	(3,629)
Incentive compensation-related items	427	(684)	9,806	(5,055)
Adjusted net revenues	$814,031	$883,598	$2,534,120	$2,585,210

Operating income, US GAAP basis	$170,305	$279,650	$611,355	$823,857
Adjustments:
Real estate	(206)	(985)	(618)	(2,956)
Incentive compensation-related items	622	220	3,030	135
EQH award compensation	133	540	472	700
Acquisition-related expenses	23,412	217	39,029	419
Sub-total of non-GAAP adjustments	23,961	(8)	41,913	(1,702)
Less: Net (loss) income of consolidated entities attributable to non-controlling interests	(10,114)	(1,074)	(61,930)	2,207
Adjusted operating income	204,380	280,716	715,198	819,948
Adjusted income taxes	6,296	16,085	33,474	45,015
Adjusted net income	$198,084	$264,631	$681,724	$774,933

Diluted net income per AB Unit, GAAP basis	$0.64	$0.96	$2.35	$2.82
Impact of non-GAAP adjustments	0.08	—	0.13	—
Adjusted diluted net income per AB Unit	$0.72	$0.96	$2.48	$2.82

Operating margin, GAAP basis	18.3%	25.7%	22.0%	25.9%
Impact of non-GAAP adjustments	6.8	6.1	6.2	5.8
Adjusted operating margin	25.1%	31.8%	28.2%	31.7%

Adjusted operating income for the three months ended September 30, 2022 decreased $76.3 million, or 27.2%, from the three months ended September 30, 2021, primarily due to lower investment advisory base fees of $48.9 million, lower Bernstein Research Services revenue of $21.8 million, higher general and administrative expenses of $8.9 million, lower performance-based fees of $8.2 million, higher interest on borrowings of $4.0 million and higher promotion and servicing expense of $3.0 million, partially offset by investment gains in the current year compared to investment losses in the prior year of $9.8 million, lower employee compensation and benefits expense (excluding the impact of long-term incentive compensation-related items) of $7.0 million and lower amortization of intangibles assets of $1.4 million.

Adjusted operating income for the nine months ended September 30, 2022 decreased $104.8 million, or 12.8%, from the nine months ended September 30, 2021, primarily due to higher general and administrative expenses of $34.4 million, lower Bernstein Research Services revenue of $22.2 million, higher promotion and servicing expenses of $21.8 million, lower performance-based fees of $15.2 million, lower investment advisory base fees of $5.9 million, higher interest on borrowings of $5.6 million, investment losses in the current year compared to investment gains in the prior year of $4.7 million and lower net dividend and interest income of $2.1 million, partially offset by lower amortization of intangible assets of $4.3 million, lower

Index
contingent payment arrangements of $2.5 million and lower employee compensation and benefits expense (excluding the impact of long-term incentive compensation-related items) of $1.3 million.

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

Also, adjusted net revenues primarily exclude investment gains and losses and dividends and interest on employee long-term incentive compensation-related investments.

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
Prior to 2009, a significant portion of employee compensation was in the form of long-term incentive compensation awards that were notionally invested in AB investment services and generally vested over a period of four years. AB economically hedged the exposure to market movements by purchasing and holding these investments on its balance sheet. All such investments had vested as of year-end 2012 and the investments have been delivered to the participants, except for those investments with respect to which the participant elected a long-term deferral. Fluctuation in the value of these investments, which also impacts compensation expense, is recorded within investment gains and losses on the income statement. Management believes it is useful to reflect the offset achieved from economically hedging the market exposure of these investments in the calculation of adjusted operating income and adjusted operating margin. The non-GAAP measures primarily exclude gains and losses and dividends and interest on employee long-term incentive compensation-related investments included in revenues and compensation expense.
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

Index
Net Revenues

The components of net revenues are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(in thousands)				(in thousands)
Investment advisory and services fees:
Institutions:
Base fees	$155,846	$136,076	$19,770	14.5%	$426,904	$402,176	$24,728	6.1%
Performance-based fees	3,895	2,993	902	30.1	53,734	9,907	43,827	n/m
	159,741	139,069	20,672	14.9	480,638	412,083	68,555	16.6
Retail:
Base fees	319,358	374,975	(55,617)	(14.8)	1,017,999	1,052,961	(34,962)	(3.3)
Performance-based fees	30	334	(304)	(91.0)	1,080	34,810	(33,730)	(96.9)
	319,388	375,309	(55,921)	(14.9)	1,019,079	1,087,771	(68,692)	(6.3)
Private Wealth:
Base fees	225,605	247,473	(21,868)	(8.8)	700,404	714,795	(14,391)	(2.0)
Performance-based fees	9,830	14,946	(5,116)	(34.2)	57,701	43,238	14,463	33.4
	235,435	262,419	(26,984)	(10.3)	758,105	758,033	72	—
Total:
Base fees	700,809	758,524	(57,715)	(7.6)	2,145,307	2,169,932	(24,625)	(1.1)
Performance-based fees	13,755	18,273	(4,518)	(24.7)	112,515	87,955	24,560	27.9
	714,564	776,797	(62,233)	(8.0)	2,257,822	2,257,887	(65)	—

Bernstein Research Services	91,557	113,340	(21,783)	(19.2)	315,806	338,016	(22,210)	(6.6)
Distribution revenues	147,960	170,612	(22,652)	(13.3)	469,431	473,750	(4,319)	(0.9)
Dividend and interest income	30,437	8,794	21,643	n/m	64,424	26,136	38,288	146.5
Investment (losses) gains	(3,861)	(2,724)	(1,137)	41.7	(91,105)	3,385	(94,490)	n/m
Other revenues	27,096	26,973	123	0.5	80,201	80,584	(383)	(0.5)
Total revenues	1,007,753	1,093,792	(86,039)	(7.9)	3,096,579	3,179,758	(83,179)	(2.6)
Less: Interest expense	20,769	960	19,809	n/m	32,464	2,838	29,626	n/m
Net revenues	$986,984	$1,092,832	$(105,848)	(9.7)	$3,064,115	$3,176,920	$(112,805)	(3.6)

Investment Advisory and Services Fees

Investment advisory and services fees are the largest component of our revenues. These fees generally are calculated as a percentage of the value of AUM as of a specified date, or as a percentage of the value of average AUM for the applicable billing period, and vary with the type of investment service, the size of account and the total amount of assets we manage for a particular client. Accordingly, fee income generally increases or decreases as AUM increase or decrease and is affected by market appreciation or depreciation, the addition of new client accounts or client contributions of additional assets to existing accounts, withdrawals of assets from and termination of client accounts, purchases and redemptions of mutual fund shares, shifts of assets between accounts or products with different fee structures, and acquisitions. Our average basis points realized (investment advisory and services fees divided by average AUM) generally approximate 30 to 105 basis points for actively-managed equity services, 10 to 70 basis points for actively-managed fixed income services and 2 to 45 basis points for

Index
passively-managed services. Average basis points realized for other services could range from 3 basis points for certain Institutional third party managed services to over 100 basis points for certain Retail and Private Wealth alternative services. These ranges include all-inclusive fee arrangements (covering investment management, trade execution and other services) for our Private Wealth clients.

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

We sometimes charge our clients performance-based fees. In these situations, we charge a base advisory fee and are eligible to earn an additional performance-based fee or incentive allocation that is calculated as either a percentage of absolute investment results or a percentage of investment results in excess of a stated benchmark over a specified period of time. Some performance-based fees include a high-watermark provision, which generally provides that if a client account underperforms relative to its performance target (whether absolute or relative to a specified benchmark), it must gain back such underperformance before we can collect future performance-based fees. Therefore, if we fail to achieve our performance target for a particular period, we will not earn a performance-based fee for that period and, for accounts with a high-watermark provision, our ability to earn future performance-based fees will be impaired. We are eligible to earn performance-based fees on 9.6%, 9.9% and 0.5% of the assets we manage for institutional clients, private wealth clients and retail clients, respectively (in total, 6.2% of our AUM).

For the three months ended September 30, 2022, our investment advisory and services fees decreased by $62.2 million, or 8.0%, from the three months ended September 30, 2021, due to a $57.7 million, or 7.6%, decrease in base fees and a $4.5 million, or 24.7%, decrease in performance-based fees. The decrease in base fees is primarily due to a 12.5% decrease in average AUM. Performance-based fees decreased primarily due to lower performance fees earned on our Private Credit Fund and U.S. Small Cap Value Fund, partially offset by higher performance fees earned on our U.S. Real Estate Funds. For the nine months ended September 30, 2022, our investment advisory and service fees were flat from the nine months ended September 30, 2021, due to a $24.6 million, or 1.1%, decrease in base fees, offset by a $24.6 million, or 27.9%, increase in performance-based fees. The decrease in base fees is primarily due to a 2.9% decrease in average AUM. Performance-based fees increased primarily due to higher performance fees earned on our U.S. Real Estate Funds, partially offset by lower performance fees earned on our U.S. Select Equity Long/Short and Private Credit Fund.

Institutional investment advisory and services fees for the three months ended September 30, 2022 increased by $20.7 million, or 14.9%, from the three months ended September 30, 2021, due to a $19.8 million, or 14.5%, increase in base fees and a $0.9 million, or 30.1%, increase in performance-based fees. The increase in base fees is primarily due to a higher portfolio fee rate, partially offset by a 10.3% decrease in average AUM. Institutional investment advisory and service fees for the nine months ended September 30, 2022 increased by $68.6 million, or 16.6%, for the nine months ended September 30, 2021, due to a $43.8 million increase in performance-based fees and a $24.7 million, or 6.1%, increase in base fees. The increase in base fees is primarily due to a higher portfolio fee rate, partially offset by a 3.2% decrease in average AUM.

Retail investment advisory and services fees for the three months ended September 30, 2022 decreased by $55.9 million, or 14.9%, from the three months ended September 30, 2021, due to a $55.6 million, or 14.8%, decrease in base fees and $0.3 million decrease in performance-based fees. The decrease in base fees is primarily due to a 16.2% decrease in average AUM. Retail investment advisory and service fees for the nine months ended September 30, 2022 decreased by $68.7 million, or 6.3%, from the nine months ended September 30, 2021, due to a $35.0 million, or 3.3%, decrease in base fees and a $33.7 million decrease in performance-based fees. The decrease in base fees is due to a 3.3% decrease in average AUM.

Private Wealth investment advisory and services fees for the three months ended September 30, 2022 decreased by $27.0 million, or 10.3%, from the three months ended September 30, 2021, due to an $21.9 million, or 8.8%, decrease in base fees

Index
and a $5.1 million, or 34.2%, decrease in performance-based fees. The decrease in base fees is primarily due to a 9.3% decrease in average AUM. Private Wealth Management investment and advisory service fees for the nine months ended September 30, 2022 increased by $0.1 million, from the nine months ended September 30, 2021, due to a $14.5 million, or 33.4%, increase in performance-based fees, offset by a decrease in base fees of $14.4 million, or 2.0%. The decrease in base fees is primarily due to a 0.7% decrease in average AUM.

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
Revenues from Bernstein Research Services for the three months ended September 30, 2022 decreased $21.8 million, or 19.2%, from the three months ended September 30, 2021. For the nine months ended September 30, 2022, Bernstein Research Services revenue decreased by $22.2 million, or 6.6%, compared to the nine months ended September 30, 2021. These decreases were driven by significantly lower customer trading activity in Europe and Asia due to the prevailing macro-economic environment.

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

Distribution revenues for the three months ended September 30, 2022 decreased $22.7 million, or 13.3%, from the three months ended September 30, 2021, primarily due to the corresponding average AUM of these mutual funds decreasing 17.9%, partially offset by an increase in the overall portfolio fee rate. For the nine months ended September 30, 2022, distribution revenues decreased $4.3 million, or 0.9%, compared to the nine months ended September 30, 2021, primarily due to the corresponding average AUM of these mutual funds decreasing 7.1% and a shift in product mix from mutual funds with higher distribution rates to mutual funds with lower distribution rates.

Dividend and Interest Income and Interest Expense

Dividend and interest income consists primarily of investment income and interest earned on customer margin balances and U.S. Treasury Bills as well as dividend and interest income in our consolidated company-sponsored investment funds. Interest expense principally reflects interest accrued on cash balances in customers’ brokerage accounts.

Dividend and interest income for the three months ended September 30, 2022 increased $21.6 million, from the three months ended September 30, 2021, primarily due to higher interest earned on customer margin balances, higher interest earned on U.S. Treasury Bills and higher dividend and interest income in our consolidated company-sponsored investment funds. Interest expense for the three months ended September 30, 2022 increased $19.8 million from the three months ended September 30, 2021, due to higher interest paid on cash balances in customers' brokerage accounts. For the nine months ended September 30, 2022, dividend and interest income increased $38.3 million, or 146.5%, compared to the nine months ended September 30, 2021, primarily due to higher interest earned on customer margin balances, higher dividend and interest income in our consolidated company-sponsored investment funds and higher interest earned on U.S. Treasury Bills. Interest expense for the nine months ended September 30, 2022 increased $29.6 million compared to the nine months ended September 30, 2021, due to higher interest paid on cash balances in customers' brokerage accounts.

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

Index
Investment (losses) gains are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Long-term incentive compensation-related investments:
Realized (losses) gains	$(11)	$112	$1,328	$2,212
Unrealized (losses) gains	(1,121)	508	(11,945)	2,620

Investments held by consolidated company-sponsored investment funds:
Realized (losses) gains	(11,564)	(1,333)	(25,732)	327
Unrealized (losses)	(10,206)	(4,814)	(90,297)	(3,878)

Seed capital investments(1):
Realized gains (losses)
Seed capital and other	8,348	2,938	17,274	17,621
Derivatives	9,858	(1,760)	40,493	(20,230)
Unrealized (losses) gains
Seed capital and other	(4,408)	(1,630)	(37,275)	(7,460)
Derivatives	4,712	3,651	15,922	13,027

Brokerage-related investments:
Realized (losses)	(183)	(358)	(1,265)	(546)
Unrealized gains (losses)	714	(38)	392	(308)
	$(3,861)	$(2,724)	$(91,105)	$3,385

(1)During the three months ended September 30, 2022, we recognized an $11.7 million gain on the sale of an equity method investment. This gain is recognized in our seed capital and other investment gains.

Other Revenues

Other revenues consist of fees earned for transfer agency services provided to company-sponsored mutual funds, fees earned for administration and recordkeeping services provided to company-sponsored mutual funds and the general accounts of EQH and its subsidiaries, and other miscellaneous revenues. Other revenues for the three months ended September 30, 2022 increased $0.1 million, or 0.5%, compared to the three months ended September 30, 2021, primarily due to higher brokerage income, offset by lower shareholder servicing fees. Other revenues for the nine months ended September 30, 2022 decreased $0.4 million, or 0.5%, compared to the nine months ended September 30, 2021, primarily due to lower shareholder servicing fees.

Index
Expenses

The components of expenses are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(in thousands)				(in thousands)
Employee compensation and benefits	$429,842	$433,928	$(4,086)	(0.9)%	$1,267,535	$1,275,694	$(8,159)	(0.6)%
Promotion and servicing:
Distribution-related payments	152,005	187,411	(35,406)	(18.9)	486,781	517,426	(30,645)	(5.9)
Amortization of deferred sales commissions	8,341	8,731	(390)	(4.5)	26,678	24,866	1,812	7.3
Trade execution, marketing, T&E and other	51,594	47,428	4,166	8.8	163,225	140,677	22,548	16.0
	211,940	243,570	(31,630)	(13.0)	676,684	682,969	(6,285)	(0.9)
General and administrative	154,961	132,064	22,897	17.3	480,441	383,611	96,830	25.2
Contingent payment arrangements	2,371	838	1,533	182.9	4,047	2,472	1,575	63.7
Interest on borrowings	5,309	1,280	4,029	n/m	9,401	3,815	5,586	146.4
Amortization of intangible assets	12,256	1,502	10,754	n/m	14,652	4,502	10,150	n/m
Total	$816,679	$813,182	$3,497	0.4	$2,452,760	$2,353,063	$99,697	4.2

Employee Compensation and Benefits

Employee compensation and benefits expense consists of base compensation (including salaries and severance), annual short-term incentive compensation awards (cash bonuses), annual long-term incentive compensation awards, commissions, fringe benefits and other employment costs (including recruitment, training, temporary help and meals).

Compensation expense as a percentage of net revenues was 43.6% and 39.7% for the three months ended September 30, 2022 and 2021, respectively. Compensation expense as a percentage of net revenues was 41.4% and 40.2% for the nine months ended September 30, 2022 and 2021, respectively. Compensation expense generally is determined on a discretionary basis and is primarily a function of our firm’s current-year financial performance. The amounts of incentive compensation we award are designed to motivate, reward and retain top talent while aligning our executives' interests with the interests of our Unitholders. Senior management, with the approval of the Compensation and Workplace Practices Committee of the Board of Directors of AllianceBernstein Corporation (“Compensation Committee”), periodically confirms that the appropriate metric to consider in determining the amount of incentive compensation is the ratio of adjusted employee compensation and benefits expense to adjusted net revenues. Adjusted net revenues used in the adjusted compensation ratio are the same as the adjusted annual net revenues presented as a non-GAAP measure (discussed earlier in this Item 2). Adjusted employee compensation and benefits expense is total employee compensation and benefits expense minus other employment costs such as recruitment, training, temporary help and meals (which was 1.3% and 1.1% of adjusted net revenues for the three and nine months ended September 30, 2022, respectively, and 0.9% and 0.8% for the three and nine months ended September 30, 2021, respectively), and excludes the impact of mark-to-market vesting expense, as well as dividends and interest expense, associated with employee long-term incentive compensation-related investments and the amortization expense associated with the awards issued by EQH to some of our firm's senior management relating to their roles as members of the EQH Management Committee. Senior management, with the approval of the Compensation Committee, has established as an objective that adjusted employee compensation and benefits expense, excluding the impact of performance-based fees, generally should not exceed 50% of our adjusted annual net revenues, except in unexpected or unusual circumstances. Our ratio of adjusted compensation expense as a percentage of adjusted net revenues was 51.0% for the three months ended September 30, 2022 and was 49.0% for the nine months ended September 30, 2022. Our ratio of adjusted compensation expense as a percentage of

Index
adjusted net revenues was 48.0% for the three months ended September 30, 2021 and 48.3% for the nine months ended September 30, 2021.

For the three months ended September 30, 2022, employee compensation and benefits expense decreased $4.1 million, or 0.9%, compared to the three months ended September 30, 2021, primarily due to lower incentive compensation of $29.5 million, offset by higher base compensation of $20.5 million, higher other employment costs of $2.0 million, higher commissions of $1.9 million and higher fringes of $1.0 million. For the nine months ended September 30, 2022, employee compensation and benefits expense decreased $8.2 million, or 0.6%, compared to the nine months ended September 30, 2021, primarily due to lower incentive compensation of $74.4 million, offset by higher base compensation of $37.4 million, higher commissions of $18.2 million, higher other employment costs of $7.3 million and higher fringes of $3.4 million.

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

Promotion and servicing expenses decreased $31.6 million, or 13.0%, during the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The decrease was primarily due to lower distribution-related payments of $35.4 million and lower transfer fees of $2.3 million, partially offset by higher marketing and communication expenses of $4.6 million and higher travel and entertainment expenses of $2.4 million. Promotion and servicing expenses decreased $6.3 million, or 0.9%, during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The decrease was primarily due to lower distribution-related payments of $30.6 million, lower trade execution expenses of $2.3 million and lower transfer fees of $1.5 million, offset by higher travel and entertainment expenses of $13.2 million, higher marketing and communication expenses of $13.0 million and higher amortization of deferred sales commissions of $1.8 million.

General and Administrative

General and administrative expenses include portfolio services expenses, technology expenses, professional fees and office-related expenses (occupancy, communications and similar expenses). General and administrative expenses as a percentage of net revenues were 15.7% and 12.1% for the three months ended September 30, 2022 and 2021, respectively. General and administrative expenses increased $22.9 million, or 17.3%, during the three months ended September 30, 2022 compared to the corresponding period in 2021, primarily due to higher professional fees of $9.1 million, higher technology fees of $6.1 million, an unfavorable foreign exchange translation impact of $4.3 million, higher portfolio servicing fees of $2.5 million and higher office expenses of $1.4 million. General and administrative expenses as a percentage of net revenues were 15.7% and 12.1% for the nine months ended September 30, 2022 and 2021, respectively. General and administrative expenses increased $96.8 million, or 25.2%, during the first nine months of 2022 compared to the nine months ended September 30, 2021, primarily due to higher portfolio servicing fees of $44.4 million, higher professional fees of $21.7 million, higher technology fees of $17.5 million, an unfavorable foreign exchange translation impact of $7.6 million and higher office and related expenses of $6.3 million.

Contingent Payment Arrangements

Contingent payment arrangements reflect changes in estimates of contingent payment liabilities associated with acquisitions in previous periods, as well as accretion expense of these liabilities. On July 1, 2022, AB acquired CarVal Investors L.P. ("CarVal") which resulted in the recording of a contingent consideration payable of $227.1 million if certain performance targets are achieved over a six-year period ending December 31, 2027 (see Note 11 Fair Value and Note 17 Acquisitions in AB's condensed consolidated financial statements contained in Item 1). There were no changes in our estimates during the first nine months ended September 30, 2022 or 2021.

Interest on Borrowings

Interest on borrowings reflects interest expense related to our debt and credit facilities. See Note 16 to AB's condensed consolidated financial statements contained in Item 1, for disclosures relating to our debt and credit facilities. For the three months ended September 30, 2022 interest on borrowings increased $4.0 million compared to the three months ended September 30, 2021. For the nine months ended September 30, 2022 interest on borrowings increased $5.6 million, or 146.4%,

Index
compared to the nine months ended September 30, 2021. The increases in both periods were due to higher average borrowings and higher interest rates.

Amortization of Intangible Assets

Amortization of intangible assets reflects our amortization of costs assigned to acquired investment management contracts with a finite life. These assets are recognized at fair value and generally are amortized on a straight-line basis over their estimated useful life. On July 1, 2022, AB acquired CarVal which resulted in recording of $303.0 million of finite-lived intangible assets primarily relating to investment management contracts and investor relationships with useful lives ranging from 5 to 10 years (see Note 17 Acquisitions to AB's condensed consolidated financial statements contained in Item 1). Amortization of intangible assets increased $10.8 million during the three months ended September 30, 2022 compared to the three months ended September 30, 2021. Amortization of intangible assets increased $10.2 million during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. This increase for both the three months and nine months ended September 30, 2022 was primarily due to acquired intangible assets associated with the CarVal acquisition.

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

Income tax expense for the three months ended September 30, 2022 decreased $10.8 million, or 67.3%, compared to the three months ended September 30, 2021. Income tax expense for the nine months ended September 30, 2022 decreased $16.6 million, or 36.8%, compared to the nine months ended September 30, 2021. The decrease was primarily due to lower pre-tax income and one-time discrete items in both the three and nine months ended September 30, 2022 as compared to the three and nine months ended September 30, 2021. There were no material changes to uncertain tax positions (FIN 48 reserves) or valuation allowances against deferred tax assets for the three and nine months ended September 30, 2022.

Net Income (Loss) of Consolidated Entities Attributable to Non-Controlling Interests

Net income (loss) of consolidated entities attributable to non-controlling interests primarily consists of limited partner interests owned by other investors in our consolidated company-sponsored investment funds. For the three months ended September 30, 2022, we had $10.1 million of net losses of consolidated entities attributable to non-controlling interests compared to $1.1 million of net losses for the three months ended September 30, 2021. For the nine months ended September 30, 2022, we had $61.9 million of net losses of consolidated entities attributable to non-controlling interests compared to net income of $2.2 million for the nine months ended September 30, 2021. Period-to-period fluctuations result primarily from the number of consolidated company-sponsored investment funds and their respective market performance.

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

During the first nine months of 2022, net cash provided by operating activities was $1.0 billion, compared to $1.4 billion during the corresponding 2021 period. The change is primarily due to a decrease in broker-dealer related receivables (net of payables and segregated U.S. treasury bills activity) of $437.8 million and a decrease in accrued compensation of $101.5 million, partially offset by a decrease in fees receivable of $111.2 million and a decrease in other assets of $106.0 million.

During the first nine months of 2022, net cash provided by investing activities was $4.2 million, compared to $55.9 million net cash used during the corresponding 2021 period. The change is due to the acquisition of CarVal, net cash acquired of $40.3 million in the current year compared to the acquisition of a business, net of cash acquired, of $3.8 million in the corresponding 2021 period and lower purchases of furniture, equipment and leasehold improvements of $16.0 million.

Index

During the first nine months of 2022, net cash used in financing activities was $1.1 billion, compared to $1.2 billion during the corresponding 2021 period. The change is primarily due to lower net repayments of debt of $220.0 million, a decrease in the net purchases of AB Holding Units to fund long-term incentive compensation plans of $14.2 million, partially offset by higher distributions to the General Partner and Unitholders of $65.0 million, net redemptions of non-controlling interests of consolidated company-sponsored investment funds during the first nine months of 2022 as compared to net purchases in the corresponding 2021 period (impact of $60.6 million), an increase in overdrafts payables of $44.7 million and repayment of CarVal debt subsequent to acquisition of $42.7 million.

As of September 30, 2022, AB had $1.1 billion of cash and cash equivalents (excluding cash and cash equivalents of consolidated company-sponsored investment funds), all of which is available for liquidity but consist primarily of cash on deposit for our broker-dealers related to various customer clearing activities, and cash held by foreign subsidiaries of $604.8 million.

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

During 2010, as general partner of AllianceBernstein U.S. Real Estate L.P. (“Real Estate Fund”), we committed to invest $25.0 million in the Real Estate Fund. As of September 30, 2022, we had funded $22.4 million of this commitment. During 2014, as general partner of AllianceBernstein U.S. Real Estate II L.P. (“Real Estate Fund II”), we committed to invest $27.3 million, as amended in 2020, in Real Estate Fund II. As of September 30, 2022, we had funded $21.6 million of this commitment.

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

CAUTIONS REGARDING FORWARD-LOOKING STATEMENTS

Certain statements provided by management in this report and in the portion of AB’s Form 10-Q attached hereto as Exhibit 99.1 are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. The most significant of these factors include, but are

Index
not limited to, the following: the performance of financial markets, the investment performance of sponsored investment products and separately managed accounts, general economic conditions, industry trends, future acquisitions, integration of acquired companies, competitive conditions and government regulations, including changes in tax regulations and rates and the manner in which the earnings of publicly-traded partnerships are taxed. We caution readers to carefully consider such factors. Further, these forward-looking statements speak only as of the date on which such statements are made; we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. For further information regarding these forward-looking statements and the factors that could cause actual results to differ, see “Risk Factors” in Part I, Item 1A of our Form 10-K for the year ended December 31, 2021 and Part II, Item 1A in this Form 10-Q. Any or all of the forward-looking statements that we make in our Form 10-K, this Form 10-Q, other documents we file with or furnish to the SEC, and any other public statements we issue, may turn out to be wrong. It is important to remember that other factors besides those listed in “Risk Factors” and those listed below could also adversely impact our revenues, financial condition, results of operations and business prospects.

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

•Our determination that adjusted employee compensation expense, excluding the impact of performance-based fees generally should not exceed 50% of our adjusted annual net revenues: Aggregate employee compensation reflects employee performance and competitive compensation levels. Fluctuations in our revenues and/or changes in competitive compensation levels could result in adjusted employee compensation expense exceeding 50% of our adjusted annual net revenues.

•The Adverse Impact of COVID-19: The aggregate extent to which COVID-19, including existing and new variants and its impact on the global economy, affects AB’s business, liquidity, results of operations and financial condition, will depend on future COVID-19 developments that are highly uncertain, including the scope and duration of the disease and any recovery period, the emergence, spread and seriousness of COVID-19 variants, the continuing prevalence of severe, unconstrained and/or escalating rates of infection and hospitalization in various countries and regions, the availability, adoption and efficacy of treatments and vaccines, and future actions taken by governmental authorities, central banks and other parties in response to COVID-19.

Index
•The impact of our acquisition of CarVal: These statements concern expected growth, client and stockholder benefits, key assumptions, revenue realization, financial benefits or returns, accretion and integration costs. Actual results may differ materially from future results expressed or implied by our forward-looking statements as a result of similar risks to those that impact our other similar business lines, as well as the risk that we are not able to realize the anticipated benefits of the transaction, including the realization of revenue, accretion, and financial benefits or returns, in full or that we may take longer to realize benefits than expected, due, among other reasons, to the challenges of integrating a new business and personnel. The anticipated benefits may also be adversely impacted by the risk that AB Holding units to be issued after the closing are issued at a price below anticipated levels. We caution readers to carefully consider such factors.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the third quarter of 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II

OTHER INFORMATION

Item 1.     Legal Proceedings

See Note 12 to the condensed consolidated financial statements contained in Part I, Item 1.

Item 1A.     Risk Factors

There have been no material changes to the risk factors from those appearing in our Annual Report on Form 10-K ("AB 10-K") for the fiscal year ended December 31, 2021.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

AB Units bought by us or one of our affiliates during the third quarter of 2022 are as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of AB Units Purchased	Average Price Paid Per AB Unit, net of Commissions	Total Number of AB Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of AB Units that May Yet Be Purchased Under the Plans or Programs
7/1/22 - 7/31/22	—	$—	—	—
8/1/22 - 8/31/22	—	—	—	—
9/1/22 - 9/30/22(1)	1,400	43.30	—	—
Total	1,400	$43.30	—	—

(1)During September 2022, AB purchased 1,400 AB Units in private transactions.

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

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL (included in Exhibit 101).

Index
SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	October 28, 2022	ALLIANCEBERNSTEIN L.P.

		By:	/s/ Kate Burke
Kate Burke
Chief Operating Officer & Chief Financial Officer

		By:	/s/ Bill Siemers
Bill Siemers
Controller & Chief Accounting Officer