Form 10-Q
period 2023-03-31
ALLIANCEBERNSTEIN L.P.
filed 2023-04-26
CIK 1109448

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

The number of units of limited partnership interest outstanding as of March 31, 2023 was 285,654,435.

Index
ALLIANCEBERNSTEIN L.P.

Index
Part I
FINANCIAL INFORMATION
Item 1.    Financial Statements
ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition
(in thousands, except unit amounts)
(unaudited)

	March 31, 2023	December 31, 2022
ASSETS
Cash and cash equivalents	$886,145	$1,130,143
Cash and securities segregated, at fair value (cost: $1,041,813 and $1,511,916)	1,054,643	1,522,431
Receivables, net:
Brokers and dealers	92,337	112,226
Brokerage clients	1,729,210	1,881,496
AB funds fees	345,016	314,247
Other fees	139,695	127,040
Investments:
Long-term incentive compensation-related	43,984	47,870
Other	167,954	169,648
Assets of consolidated company-sponsored investment funds:
Cash and cash equivalents	20,417	19,751
Investments	543,339	516,536
Other assets	30,795	44,424
Furniture, equipment and leasehold improvements, net	189,670	189,258
Goodwill	3,598,591	3,598,591
Intangible assets, net	298,754	310,203
Deferred sales commissions, net	58,216	52,250
Right-of-use assets	355,608	371,898
Assets held for sale	671,069	551,351
Other assets	165,422	179,568
Total assets	$10,390,865	$11,138,931

Index

	March 31, 2023	December 31, 2022

LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST AND CAPITAL
Liabilities:
Payables:
Brokers and dealers	$408,878	$389,828
Brokerage clients	2,594,685	3,322,903
AB mutual funds	89,238	162,291
Contingent consideration liability	248,185	247,309
Accounts payable and accrued expenses	147,327	173,466
Lease liabilities	409,749	427,479
Liabilities of consolidated company-sponsored investment funds	43,647	55,529
Accrued compensation and benefits	436,747	415,878
Debt	1,035,000	990,000
Liabilities held for sale	157,761	107,952
Total liabilities	5,571,217	6,292,635
Commitments and contingencies (See Note 12)

Redeemable non-controlling interest of consolidated entities	376,290	368,656

Capital:
General Partner	45,595	45,985
Limited partners: 285,654,435 and 285,979,913 units issued and outstanding	4,609,592	4,648,113
Receivables from affiliates	(5,097)	(4,270)
AB Holding Units held for long-term incentive compensation plans	(96,077)	(95,318)
Accumulated other comprehensive (loss)	(122,998)	(129,477)
Partners’ capital attributable to AB Unitholders	4,431,015	4,465,033
Non-redeemable non-controlling interests in consolidated entities	12,343	12,607
Total capital	4,443,358	4,477,640
Total liabilities, redeemable non-controlling interest and capital	$10,390,865	$11,138,931

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index
ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(in thousands, except per unit amounts)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Revenues:
Investment advisory and services fees	$728,907	$823,782
Bernstein research services	100,038	117,807
Distribution revenues	141,078	168,341
Dividend and interest income	50,679	11,475
Investment gains (losses)	5,264	(39,024)
Other revenues	26,146	26,155
Total revenues	1,052,112	1,108,536
Less: Interest expense	28,021	2,849
Net revenues	1,024,091	1,105,687

Expenses:
Employee compensation and benefits	434,163	439,420
Promotion and servicing:
Distribution-related payments	148,381	176,244
Amortization of deferred sales commissions	8,154	9,383
Trade execution, marketing, T&E and other	50,630	51,227
General and administrative	139,653	177,625
Contingent payment arrangements	2,444	838
Interest on borrowings	13,713	1,411
Amortization of intangible assets	11,693	1,136
Total expenses	808,831	857,284

Operating income	215,260	248,403

Income taxes	11,342	12,721

Net income	203,918	235,682

Net income (loss) of consolidated entities attributable to non-controlling interests	9,767	(25,045)

Net income attributable to AB Unitholders	$194,151	$260,727

Net income per AB Unit:
Basic	$0.67	$0.95
Diluted	$0.67	$0.95

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index
ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2023	2022

Net income	$203,918	$235,682
Other comprehensive income (loss):
Foreign currency translation adjustments, before tax	6,131	(11,822)
Income tax benefit	47	101
Foreign currency translation adjustments, net of tax	6,178	(11,721)
Changes in employee benefit related items:
Amortization of prior service cost	6	6
Recognized actuarial gain	298	323
Changes in employee benefit related items	304	329
Income tax (expense)	(3)	(9)
Employee benefit related items, net of tax	301	320
Other comprehensive income (loss)	6,479	(11,401)
Less: Comprehensive income (loss) in consolidated entities attributable to non-controlling interests	9,767	(25,045)
Comprehensive income attributable to AB Unitholders	$200,630	$249,326

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index
ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Partners' Capital
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2023	2022
General Partner’s Capital
Balance, beginning of period	$45,985	$42,850
Net income	1,941	2,607
Cash distributions to General Partner	(2,221)	(3,781)
Long-term incentive compensation plans activity	15	(1)
(Retirement) issuance of AB Units, net	(125)	157
Balance, end of period	45,595	41,832
Limited Partners' Capital
Balance, beginning of period	4,648,113	4,336,211
Net income	192,210	258,120
Cash distributions to Unitholders	(219,698)	(374,029)
Long-term incentive compensation plans activity	1,438	(157)
(Retirement) issuance of AB Units, net	(12,471)	15,498
Balance, end of period	4,609,592	4,235,643
Receivables from Affiliates
Balance, beginning of period	(4,270)	(8,333)
Long-term incentive compensation awards expense	191	174
Capital contributions (to) from AB Holding	(1,018)	33
Balance, end of period	(5,097)	(8,126)
AB Holding Units held for Long-term Incentive Compensation Plans
Balance, beginning of period	(95,318)	(119,470)
Purchases of AB Holding Units to fund long-term compensation plans, net	(18,090)	(13,822)
Retirement (issuance) of AB Units, net	12,510	(15,655)
Long-term incentive compensation awards expense	6,585	18,442
Re-valuation of AB Holding Units held in rabbi trust	(1,764)	(409)
Balance, end of period	(96,077)	(130,914)
Accumulated Other Comprehensive (Loss)
Balance, beginning of period	(129,477)	(90,335)
Foreign currency translation adjustment, net of tax	6,178	(11,721)
Changes in employee benefit related items, net of tax	301	320
Balance, end of period	(122,998)	(101,736)
Total Partners' Capital attributable to AB Unitholders	4,431,015	4,036,699
Non-redeemable Non-controlling Interests in Consolidated Entities
Balance, beginning of period	12,607	—
Adjustment	(264)	—
Balance, end of period	12,343	—
Total Capital	$4,443,358	$4,036,699
See Accompanying Notes to Condensed Consolidated Financial Statements.

Index
ALLIANCEBERNSTEIN L.P. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income	$203,918	$235,682

Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Amortization of deferred sales commissions	8,154	9,383
Non-cash long-term incentive compensation expense	6,776	18,616
Depreciation and other amortization	22,849	11,124
Unrealized (gains) losses on investments	(4,662)	21,024
Unrealized (gains) losses on investments of consolidated company-sponsored investment funds	(16,162)	40,898
Non-cash lease expense	26,426	26,557
Loss on assets held for sale	2,500	—
Other, net	(3,523)	4,395
Changes in assets and liabilities:
Decrease (increase) in securities, segregated	467,788	(188,669)
Decrease (increase) in receivables	126,176	(193,178)
Decrease in investments	18,571	8,434
(Increase) decrease in investments of consolidated company-sponsored investment funds	(10,641)	85,201
(Increase) in deferred sales commissions	(14,120)	(3,562)
(Increase) in other assets	(102,965)	(111,939)
Increase (decrease) in other assets and liabilities of consolidated company-sponsored investment funds, net	1,747	(50,360)
(Decrease) increase in payables	(764,090)	199,166
(Decrease) increase in accounts payable and accrued expenses	(12,365)	20,473
Increase in accrued compensation and benefits	23,277	43,766
Cash payments to relieve operating lease liabilities	(26,566)	(26,828)
Net cash (used in) provided by operating activities	(46,912)	150,183

Cash flows from investing activities:
Purchases of furniture, equipment and leasehold improvements	(10,572)	(6,237)
Net cash used in investing activities	(10,572)	(6,237)

Index

	Three Months Ended March 31,
	2023	2022

Cash flows from financing activities:
Proceeds from debt, net	45,000	95,000
Increase (decrease) in overdrafts payable	86	(14,736)
Distributions to General Partner and Unitholders	(221,919)	(377,810)
(Redemptions) of non-controlling interest in consolidated company-sponsored investment funds, net	(2,133)	(58,103)
Capital contributions (to) affiliates	(1,324)	(529)
Purchases of AB Holding Units to fund long-term incentive compensation plan awards, net	(18,090)	(13,822)
Other, net	(2,339)	(1,173)
Net cash used in financing activities	(200,719)	(371,173)

Effect of exchange rate changes on cash and cash equivalents	10,232	(11,431)

Net (decrease) in cash and cash equivalents	(247,971)	(238,658)
Cash and cash equivalents as of beginning of the period	1,309,017	1,376,026
Cash and cash equivalents as of end of the period	$1,061,046	$1,137,368

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index
ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2023
(unaudited)

The words “we” and “our” refer collectively to AllianceBernstein L.P. and its subsidiaries (“AB”), or to their officers and employees. Similarly, the word “company” refers to AB. These statements should be read in conjunction with AB’s audited consolidated financial statements included in AB’s Form 10-K for the year ended December 31, 2022.

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

•Actively-managed alternative investments, including hedge funds, fund of funds and direct assets (e.g., direct lending, real estate and private equity);

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

•Multi-asset solutions and services, including dynamic asset allocation, customized target-date funds and target-risk funds; and

Index
•Some passive management, including index, ESG index and enhanced index strategies.

Organization

As of March 31, 2023, EQH owned approximately 3.5% of the issued and outstanding units representing assignments of beneficial ownership of limited partnership interests in AllianceBernstein Holding L.P. (“AB Holding Units”). AllianceBernstein Corporation (an indirect wholly-owned subsidiary of EQH, “General Partner”) is the general partner of both AllianceBernstein Holding L.P. (“AB Holding”) and AB. AllianceBernstein Corporation owns 100,000 general partnership units in AB Holding and a 1.0% general partnership interest in AB.

As of March 31, 2023, the ownership structure of AB, including limited partnership units outstanding as well as the general partner's 1.0% interest, was as follows:

EQH and its subsidiaries	60.0%
AB Holding	39.3
Unaffiliated holders	0.7
100.0%

Including both the general partnership and limited partnership interests in AB Holding and AB, EQH and its subsidiaries had an approximate 61.4% economic interest in AB as of March 31, 2023.

Basis of Presentation

The interim condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the interim results, have been made. The preparation of the condensed consolidated financial statements requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the interim reporting periods. Actual results could differ from those estimates. The condensed consolidated statement of financial condition as of December 31, 2022 was derived from audited financial statements. Certain disclosures included in the annual financial statements have been condensed or omitted from these financial statements as they are not required for interim financial statements under principles generally accepted in the United States of America ("GAAP") and the rules of the SEC.

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

2.     Significant Accounting Policies

Recently Adopted Accounting Pronouncements or Accounting Pronouncements Not Yet Adopted

During the first quarter of 2023, there have been no recently adopted accounting pronouncements or pronouncements not yet adopted that have or are expected to have a material impact on our consolidated results of operations.

Index
3. Revenue Recognition

Revenues for the three months ended March 31, 2023 and 2022 consisted of the following:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Subject to contracts with customers:
Investment advisory and services fees
Base fees	$692,327	$747,813
Performance-based fees	36,580	75,969
Bernstein research services	100,038	117,807
Distribution revenues
All-in-management fees	68,788	81,221
12b-1 fees	15,155	19,517
Other distribution fees	57,135	67,603
Other revenues
Shareholder servicing fees	20,293	22,414
Other	5,691	3,509
	996,007	1,135,853
Not subject to contracts with customers:
Dividend and interest income, net of interest expense	22,658	8,626
Investment gains (losses)	5,264	(39,024)
Other revenues	162	232
	28,084	(30,166)
Total net revenues	$1,024,091	$1,105,687

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

Index
Repurchases and retention of AB Holding Units for the three months ended March 31, 2023 and 2022 consisted of the following:

	Three Months Ended March 31,
	2023	2022
	(in millions)
Total amount of AB Holding Units Purchased/Retained (1)	0.5	0.3
Total Cash Paid for AB Holding Units Purchased/Retained (1)	$18.8	$14.0
Open Market Purchases of AB Holding Units Purchased (1)	—	—
Total Cash Paid for Open Market Purchases of AB Holding Units (1)	$—	$—
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

Each quarter, we consider whether to implement a plan to repurchase AB Holding Units pursuant to Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended ("Exchange Act"). A plan of this type allows a company to repurchase its shares at times when it otherwise might be prevented from doing so because of self-imposed trading blackout periods or because it possesses material non-public information. Each broker we select has the authority under the terms and limitations specified in the plan to repurchase AB Holding Units on our behalf. Repurchases are subject to regulations promulgated by the SEC as well as certain price, market volume and timing constraints specified in the plan. We did not adopt a plan during the first quarter of 2023.We may adopt additional plans in the future to engage in open-market purchases of AB Holding Units to help fund anticipated obligations under our incentive compensation award program and for other corporate purposes.

During the first three months of 2023 and 2022, we awarded to employees and Eligible Directors 0.3 million and 0.7 million restricted AB Holding Unit awards, respectively. We use any AB Holding Units repurchased during the applicable period and newly-issued AB Holding Units to fund these awards.

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

	Three Months Ended March 31,
	2023	2022
	(in thousands, except per unit amounts)
Net income attributable to AB Unitholders	$194,151	$260,727

Weighted average limited partnership units outstanding – basic	285,726	271,383
Dilutive effect of compensatory options to buy AB Holding Units	—	3
Weighted average limited partnership units outstanding – diluted	285,726	271,386
Basic net income per AB Unit	$0.67	$0.95
Diluted net income per AB Unit	$0.67	$0.95

There were no anti-dilutive options excluded from diluted net income in the three months ended March 31, 2023 or 2022.

6. Cash Distributions

AB is required to distribute all of its Available Cash Flow, as defined in the AB Partnership Agreement, to its Unitholders and to the General Partner. Available Cash Flow can be summarized as the cash flow received by AB from operations minus such amounts as the General Partner determines, in its sole discretion, should be retained by AB for use in its

Index
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

On April 26, 2023, the General Partner declared a distribution of $0.74 per AB Unit, representing a distribution of Available Cash Flow for the three months ended March 31, 2023. The General Partner, as a result of its 1% general partnership interest, is entitled to receive 1% of each distribution. The distribution is payable on May 25, 2023 to holders of record on May 8, 2023.

7.     Cash and Securities Segregated Under Federal Regulations and Other Requirements

As of March 31, 2023 and December 31, 2022, $1.1 billion and $1.5 billion, respectively, of U.S. Treasury Bills were segregated in a special reserve bank custody account for the exclusive benefit of our brokerage customers under Rule 15c3-3 of the Exchange Act.

8.     Investments

Investments consist of:

	March 31, 2023	December 31, 2022
	(in thousands)
Equity securities:
Long-term incentive compensation-related	$17,145	$21,055
Seed capital	134,775	138,012
Investments in limited partnership hedge funds:
Long-term incentive compensation-related	26,839	26,815
Seed capital	15,731	15,711
Time deposits	7,528	7,750
Other	9,920	8,175
Total investments	$211,938	$217,518

Total investments related to long-term incentive compensation obligations of $44.0 million and $47.9 million as of March 31, 2023 and December 31, 2022, respectively, consist of company-sponsored mutual funds and hedge funds. For long-term incentive compensation awards granted before 2009, we typically made investments in company-sponsored mutual funds and hedge funds that were notionally elected by plan participants and maintained them (and continue to maintain them) in a consolidated rabbi trust or separate custodial account. The rabbi trust and custodial account enable us to hold such investments separate from our other assets for the purpose of settling our obligations to participants. The investments held in the rabbi trust and custodial account remain available to the general creditors of AB.

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

We allocate seed capital to our investment teams to help develop new products and services for our clients. A portion of our seed capital trading investments are equity and fixed income products, primarily in the form of separately-managed account portfolios, U.S. mutual funds, Luxembourg funds, Japanese investment trust management funds or Delaware business trusts. We also may allocate seed capital to investments in private equity funds. Regarding our seed capital investments, the amounts above reflect those funds in which we are not the primary beneficiary of a VIE or hold a controlling financial interest in a VOE. See Note 14, Consolidated Company-Sponsored Investment Funds, for a description

Index
of the seed capital investments that we consolidate. As of March 31, 2023 and December 31, 2022, our total seed capital investments were $324.6 million and $309.6 million, respectively. Seed capital investments in unconsolidated company-sponsored investment funds are valued using published net asset values or non-published net asset values if they are not listed on an active exchange but have net asset values that are comparable to funds with published net asset values and have no redemption restrictions.

In addition, we have long positions in corporate equities and long exchange-traded options traded through our options desk.

The portion of unrealized gains (losses) related to equity securities, as defined by ASC 321-10, held as of March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Net gains (losses) recognized during the period	$5,464	$(16,550)
Less: net gains recognized during the period on equity securities sold during the period	590	4,539
Unrealized gains (losses) recognized during the period on equity securities held	$4,874	$(21,089)

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

The notional value and fair value as of March 31, 2023 and December 31, 2022 for derivative instruments (excluding derivative instruments relating to our options desk trading activities discussed below) not designated as hedging instruments were as follows:

		Fair Value
	Notional Value	Derivative Assets	Derivative Liabilities
	(in thousands)
March 31, 2023:
Exchange-traded futures	$164,368	$4	$4,878
Currency forwards	35,796	4,456	5,019
Interest rate swaps	14,890	204	162
Credit default swaps	218,604	11,796	4,882
Total return swaps	52,247	227	1,178
Option swaps	50,000	—	292
Total derivatives	$535,905	$16,687	$16,411

December 31, 2022:
Exchange-traded futures	$154,687	$1,768	$162
Currency forwards	34,597	4,446	5,047
Interest rate swaps	16,847	386	262
Credit default swaps	225,671	17,507	7,302
Total return swaps	28,742	605	933
Option swaps	50,000	—	6
Total derivatives	$510,544	$24,712	$13,712

As of March 31, 2023 and December 31, 2022, the derivative assets and liabilities are included in both receivables and payables to brokers and dealers on our condensed consolidated statements of financial condition.

Index

The gains and losses for derivative instruments (excluding our options desk trading activities discussed below) for the three months ended March 31, 2023 and 2022 recognized in investment gains (losses) in the condensed consolidated statements of income were as follows:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Exchange-traded futures	$(4,632)	$7,513
Currency forwards	(105)	544
Interest rate swaps	(63)	(73)
Credit default swaps	(2,228)	1,717
Total return swaps	(2,056)	7,406
Option swaps	(1,410)	2,625
Net (losses) gains on derivative instruments	$(10,494)	$19,732

We may be exposed to credit-related losses in the event of non-performance by counterparties to derivative financial instruments. We minimize our counterparty exposure through a credit review and approval process. In addition, we have executed various collateral arrangements with counterparties to the over-the-counter derivative transactions that require both pledging and accepting collateral in the form of cash. As of March 31, 2023 and December 31, 2022, we held $7.9 million and $8.4 million, respectively, of cash collateral payable to trade counterparties. This obligation to return cash is reported in payables to brokers and dealers in our condensed consolidated statements of financial condition.

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

Certain of our standardized contracts for over-the-counter derivative transactions (“ISDA Master Agreements”) contain credit risk related contingent provisions pertaining to each counterparty’s credit rating. In some ISDA Master Agreements, if the counterparty’s credit rating, or in some agreements, our assets under management (“AUM”), falls below a specified threshold, either a default or a termination event permitting us or the counterparty to terminate the ISDA Master Agreement would be triggered. In all agreements that provide for collateralization, various levels of collateralization of net liability positions are applicable, depending on the credit rating of the counterparty. As of March 31, 2023 and December 31, 2022, we delivered $10.0 million and $4.2 million, respectively, of cash collateral into brokerage accounts. We report this cash collateral in cash and cash equivalents in our condensed consolidated statement of financial condition.

As of March 31, 2023 and December 31, 2022, long and short exchange-traded equity options were classified as held for sale on our condensed consolidated statement of financial condition. Our options desk provides our clients with equity derivative strategies and execution for exchange-traded options on single stocks, exchange-traded funds and indices. While predominately agency-based, the options desk may commit capital to facilitate a client’s transaction. Our options desk hedges the risks associated with this activity by taking offsetting positions in equities. For the three months ended March 31, 2023 and 2022, we recognized losses of $2.9 million and $2.0 million, respectively, on equity options activity. These gains and losses are recognized in investment gains (losses) in the condensed consolidated statement of income.
10.     Offsetting Assets and Liabilities

See Note 14, Consolidated Company-Sponsored Investment Funds, for disclosure of offsetting assets and liabilities of our consolidated company-sponsored investment funds.

Index
Offsetting of assets as of March 31, 2023 and December 31, 2022 was as follows:

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments Collateral	Cash Collateral Received	Net Amount
	(in thousands)
March 31, 2023:
Securities borrowed	$45,772	$—	$45,772	$(45,772)	$—	$—
Derivatives	$16,687	$—	$16,687	$—	$(7,871)	$8,816
December 31, 2022:
Securities borrowed	$62,063	$—	$62,063	$(62,058)	$—	$5
Derivatives	$24,712	$—	$24,712	$—	$(8,361)	$16,351
Offsetting of liabilities as of March 31, 2023 and December 31, 2022 was as follows:

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments Collateral	Cash Collateral Pledged	Net Amount
	(in thousands)
March 31, 2023:
Securities loaned	$274,650	$—	$274,650	$(271,957)	$—	$2,693
Derivatives	$16,411	$—	$16,411	$—	$(9,987)	$6,424
December 31, 2022:
Securities loaned	$272,580	$—	$272,580	$(267,053)	$—	$5,527
Derivatives	$13,712	$—	$13,712	$—	$(4,158)	$9,554

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis

Valuation of our financial instruments by pricing observability levels as of March 31, 2023 and December 31, 2022 was as follows (in thousands):

	Level 1	Level 2	Level 3	NAV Expedient(1)	Other	Total
March 31, 2023:
Money markets	$95,690	$—	$—	$—	$—	$95,690
Securities segregated (U.S. Treasury Bills)	—	1,054,638	—	—	—	1,054,638
Derivatives	4	16,683	—	—	—	16,687
Investments:
Equity securities	121,971	28,255	170	1,524	—	151,920
Limited partnership hedge funds(2)	—	—	—	—	42,570	42,570
Time deposits(3)	—	—	—	—	7,528	7,528
Other investments	6,894	—	—	—	3,026	9,920
Total investments	128,865	28,255	170	1,524	53,124	211,938
Total assets measured at fair value	$224,559	$1,099,576	$170	$1,524	$53,124	$1,378,953

Derivatives	4,878	11,533	—	—	—	16,411
Contingent payment arrangements	—	—	248,185	—	—	248,185
Total liabilities measured at fair value	$4,878	$11,533	$248,185	$—	$—	$264,596

Index

	Level 1	Level 2	Level 3	NAV Expedient(1)	Other	Total
December 31, 2022:
Money markets	$95,521	$—	$—	$—	$—	$95,521
Securities segregated (U.S. Treasury Bills)	—	1,521,705	—	—	—	1,521,705
Derivatives	1,768	22,944	—	—	—	24,712
Investments:
Equity securities	129,655	27,799	129	1,484	—	159,067
Limited partnership hedge funds(2)	—	—	—	—	42,526	42,526
Time deposits(3)	—	—	—	—	7,750	7,750
Other investments	6,689	—	—	—	1,486	8,175
Total investments	136,344	27,799	129	1,484	51,762	217,518
Total assets measured at fair value	$233,633	$1,572,448	$129	$1,484	$51,762	$1,859,456

Derivatives	162	13,550	—	—	—	13,712
Contingent payment arrangements	—	—	247,309	—	—	247,309
Total liabilities measured at fair value	$162	$13,550	$247,309	$—	$—	$261,021

(1) Investments measured at fair value using NAV (or its equivalent) as a practical expedient.
(2) Investments in equity method investees that are not measured at fair value in accordance with GAAP.
(3) Investments carried at amortized cost that are not measured at fair value in accordance with GAAP.

Other investments included in Level 1 of the fair value hierarchy include our investment in a mutual fund measured at fair value ($6.9 million and $6.7 million as of March 31, 2023 and December 31, 2022, respectively). Other investments not measured at fair value include (i) investment in a start-up company that does not have a readily available fair value (this investment was $0.3 million as of both March 31, 2023 and December 31, 2022) and (ii) broker dealer exchange memberships that are not measured at fair value in accordance with GAAP ($2.7 million and $1.2 million as of March 31, 2023 and December 31, 2022, respectively).
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

Index
During the three months ended March 31, 2023 there were no transfers between Level 2 and Level 3 securities.
The change in carrying value associated with Level 3 financial instruments carried at fair value, classified as equity securities, is as follows:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Balance as of beginning of period	$129	$126
Purchases	—	—
Sales	—	—
Realized gains (losses), net	—	—
Unrealized gains (losses), net	41	(7)
Balance as of end of period	$170	$119

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
Our acquisitions may include contingent consideration arrangements as part of the purchase price. The change in carrying value associated with Level 3 financial instruments carried at fair value, classified as contingent payment arrangements, is as follows:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Balance as of beginning of period	$247,309	$38,260
Accretion	2,443	838
Payments	(792)	—
Held for sale reclassification	(775)	—
Balance as of end of period	$248,185	$39,098

As of March 31, 2023, the expected revenue growth rates ranged from 2.0% to 83.9%, with a weighted average of 10.3%, calculated using cumulative revenues and range of revenue growth rates. The discount rates range from 1.9% to 10.4%, with a weighted average of 4.6%, calculated using total contingent liabilities and range of discount rates. As of March 31, 2022, the expected revenue growth rates ranged from 2.0% to 83.9%, with a weighted average of 7.9%, calculated using cumulative revenues and a range of revenue growth rates (excluding revenue growth from additional AUM contributed from existing clients). The discount rates ranged from 1.9% to 10.4%, with a weighted average of 7.0%, calculated using total contingent liabilities and range of discount rates.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We did not have any material assets or liabilities that were measured at fair value for impairment on a nonrecurring basis during the three months ended March 31, 2023 or during the year ended December 31, 2022.

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

Index
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

Other

AllianceBernstein L.P., in its capacity as a general partner, committed to funding $52.3 million in two Real Estate Funds. As of March 31, 2023, we had funded $44.1 million of these commitments.

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
Leases included in the condensed consolidated statement of financial condition as of March 31, 2023 and December 31, 2022 were as follows:

	Classification	March 31, 2023	December 31, 2022
		(in thousands)
Operating Leases
Operating lease right-of-use assets	Right-of-use assets	$344,293	$360,092
Operating lease liabilities	Lease liabilities	398,686	415,539

Finance Leases
Property and equipment, gross	Right-of-use assets	18,701	18,116
Amortization of right-of-use assets	Right-of-use assets	(7,386)	(6,310)
Property and equipment, net		11,315	11,806
Finance lease liabilities	Lease liabilities	11,063	11,940

Index
The components of lease expense included in the condensed consolidated statement of income as of March 31, 2023 and March 31, 2022 were as follows:

		Three Months Ended March 31,
	Classification	2023	2022
		(in thousands)
Operating lease cost	General and administrative	$23,164	$24,525
Financing lease cost:
Amortization of right-of-use assets	General and administrative	1,076	740
Interest on lease liabilities	Interest expense	65	37
Total finance lease cost		1,141	777
Variable lease cost (1)	General and administrative	8,867	10,687
Sublease income	General and administrative	(8,260)	(8,561)
Net lease cost		$24,912	$27,428
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
Maturities of lease liabilities were as follows:

	Operating Leases	Financing Leases	Total
Year ending December 31,	(in thousands)
2023 (excluding the three months ended March 31, 2023)	$74,188	$2,853	$77,041
2024	105,833	3,468	109,301
2025	38,128	3,039	41,167
2026	36,546	1,810	38,356
2027	33,578	324	33,902
Thereafter	147,132	—	147,132
Total lease payments	435,405	11,494	446,899
Less interest	(36,719)	(431)
Present value of lease liabilities	$398,686	$11,063
We have signed a lease that commences in 2024, relating to approximately 166,000 square feet of space in New York City. Our estimated total base rent obligation (excluding taxes, operating expenses and utilities) over the 20-year lease term is approximately $393.0 million.

Lease term and discount rate:
Weighted average remaining lease term (years):
Operating leases	7.28
Finance leases	3.23
Weighted average discount rate:
Operating leases	2.70%
Finance leases	2.29%

Index
Supplemental non-cash activity related to leases was as follows:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Right-of-use assets obtained in exchange for lease obligations(1):
Operating leases	3,390	7,719
Finance leases	585	2,569
(1) Represents non-cash activity and, accordingly, is not reflected in the condensed consolidated statement of cash flows.
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
The balances of consolidated VIEs and VOEs included in our condensed consolidated statements of financial condition were as follows:

	March 31, 2023			December 31, 2022
	(in thousands)
	VIEs	VOEs	Total	VIEs	VOEs	Total
Cash and cash equivalents	$20,417	$—	$20,417	$19,751	$—	$19,751
Investments	526,530	16,809	543,339	516,536	—	516,536
Other assets	30,556	239	30,795	44,424	—	44,424
Total assets	$577,503	$17,048	$594,551	$580,711	$—	$580,711

Liabilities	$43,586	$61	$43,647	$55,529	$—	$55,529
Redeemable non-controlling interest	374,736	1,554	376,290	368,656	—	368,656
Partners' capital attributable to AB Unitholders	159,181	15,433	174,614	156,526	—	156,526
Total liabilities, redeemable non-controlling interest and partners' capital	$577,503	$17,048	$594,551	$580,711	$—	$580,711
During three-month period ended March 31, 2023, we deconsolidated one fund in which we had a seed investment of approximately $1.7 million as of December 31, 2022, due to no longer having a controlling financial interest.

Fair Value
Cash and cash equivalents include cash on hand, demand deposits, overnight commercial paper and highly liquid investments with original maturities of three months or less. Due to the short-term nature of these instruments, the recorded value has been determined to approximate fair value.

Index

Valuation of consolidated company-sponsored investment funds' financial instruments by pricing observability levels as of March 31, 2023 and December 31, 2022 was as follows (in thousands):

	Level 1	Level 2	Level 3	Total
March 31, 2023:
Investments - VIEs	$125,788	$400,742	$—	$526,530
Investments - VOEs	16,809	—	—	16,809
Derivatives - VIEs	1,211	2,459	—	3,670
Total assets measured at fair value	$143,808	$403,201	$—	$547,009

Derivatives - VIEs	14,830	1,481	—	16,311
Total liabilities measured at fair value	$14,830	$1,481	$—	$16,311

December 31, 2022:
Investments - VIEs	$129,706	$386,830	$—	$516,536
Derivatives - VIEs	1,529	6,023	—	7,552
Total assets measured at fair value	$131,235	$392,853	$—	$524,088

Derivatives - VIEs	$14,932	$6,608	$—	$21,540
Total liabilities measured at fair value	$14,932	$6,608	$—	$21,540

See Note 11 for a description of the fair value methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.

The change in carrying value associated with Level 3 financial instruments carried at fair value within consolidated company-sponsored investment funds was as follows:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Balance as of beginning of period	$—	$3,357
Deconsolidated funds	—	(3,351)
Transfers (out)	—	(6)
Purchases	—	248
Balance as of end of period	$—	$248

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

Derivative Instruments
As of March 31, 2023 and December 31, 2022, the VIEs held $12.6 million and $14.0 million (net), respectively, of futures, forwards and swaps within their portfolios. For the three months ended March 31, 2023 and March 31, 2022, we recognized $1.7 million and $0.5 million of gains, respectively, on these derivatives. These gains and losses are recognized in investment gains (losses) in the condensed consolidated statements of income.

Index
As of March 31, 2023 and December 31, 2022, the VIEs held $1.7 million and $2.7 million, respectively, of cash collateral payable to trade counterparties. This obligation to return cash is reported in the liabilities of consolidated company-sponsored investment funds in our condensed consolidated statements of financial condition.
As of March 31, 2023 and December 31, 2022, the VIEs delivered $4.6 million and $5.4 million, respectively, of cash collateral into brokerage accounts. The VIEs report this cash collateral in the consolidated company-sponsored investment funds cash and cash equivalents in our condensed consolidated statements of financial condition.
As of March 31, 2023, the VOEs held no futures, forwards, options or swaps within their portfolios.
As of March 31, 2023, the VOEs held no cash collateral payable to trade counterparties.
As of March 31, 2023, the VOEs delivered no cash collateral in brokerage accounts.
Offsetting Assets and Liabilities
Offsetting of derivative assets of consolidated company-sponsored investment funds as of March 31, 2023 and December 31, 2022 was as follows:

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments Collateral	Cash Collateral Received	Net Amount
	(in thousands)
March 31, 2023:
Derivatives - VIEs	$3,670	$—	$3,670	$—	$(1,689)	$1,981
December 31, 2022:
Derivatives - VIEs	$7,552	$—	$7,552	$—	$(2,731)	$4,821

Offsetting of derivative liabilities of consolidated company-sponsored investment funds as of March 31, 2023 and December 31, 2022 was as follows:

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments Collateral	Cash Collateral Pledged	Net Amount
	(in thousands)
March 31, 2023:
Derivatives - VIEs	$16,311	$—	$16,311	$—	$(4,634)	$11,677
December 31, 2022:
Derivatives - VIEs	$21,540	$—	$21,540	$—	$(5,444)	$16,096

Cash collateral, whether pledged or received on derivative instruments, is not considered material and, accordingly, is not disclosed by counterparty.
Non-Consolidated VIEs
As of March 31, 2023, the net assets of company-sponsored investment products that are non-consolidated VIEs are approximately $49.0 billion, and our maximum risk of loss is our investment of $8.8 million in these VIEs and our advisory fee receivables from these VIEs is $57.5 million. As of December 31, 2022, the net assets of company-sponsored investment products that were non-consolidated VIEs was approximately $46.4 billion; our maximum risk of loss was our investment of $5.7 million in these VIEs and our advisory fees receivable from these VIEs was $54.2 million.

Index
15.     Units Outstanding

Changes in AB Units outstanding during the three-month period ended March 31, 2023 were as follows:

Outstanding as of December 31, 2022	285,979,913
Units issued	94,258
Units retired(1)	(419,736)
Outstanding as of March 31, 2023	285,654,435
(1) During the three-months ended March 31, 2023, we purchased 600 AB Units in private transactions and retired them.

16.     Debt

Credit Facility
AB has an $800.0 million committed, unsecured senior revolving credit facility (the “Credit Facility”) with a group of commercial banks and other lenders, which matures on October 13, 2026. The Credit Facility was amended and restated on February 9, 2023, to reflect the transition from US LIBOR, which will be retired as of June 30, 2023, to the term Secured Overnight Financial Rate or "SOFR". Other than this immaterial change, there were no other significant changes included in the amendment. The Credit Facility provides for possible increases in the principal amount by up to an aggregate incremental amount of $200.0 million; any such increase is subject to the consent of the affected lenders. The Credit Facility is available for AB and Sanford C. Bernstein & Co., LLC ("SCB LLC") business purposes, including the support of AB’s commercial paper program. Both AB and SCB LLC can draw directly under the Credit Facility and management may draw on the Credit Facility from time to time. AB has agreed to guarantee the obligations of SCB LLC under the Credit Facility.

The Credit Facility contains affirmative, negative and financial covenants, which are customary for facilities of this type, including restrictions on dispositions of assets, restrictions on liens, a minimum interest coverage ratio and a maximum leverage ratio. As of March 31, 2023, we were in compliance with these covenants. The Credit Facility also includes customary events of default (with customary grace periods, as applicable), including provisions under which, upon the occurrence of an event of default, all outstanding loans may be accelerated and/or lender’s commitments may be terminated. Also, under such provisions, upon the occurrence of certain insolvency- or bankruptcy-related events of default, all amounts payable under the Credit Facility would automatically become immediately due and payable, and the lender’s commitments automatically would terminate.

Amounts under the Credit Facility may be borrowed, repaid and re-borrowed by us from time to time until the maturity of the facility. Voluntary prepayments and commitment reductions requested by us are permitted at any time without a fee (other than customary breakage costs relating to the prepayment of any drawn loans) upon proper notice and subject to a minimum dollar requirement. Borrowings under the Credit Facility bear interest at a rate per annum, which will be, at our option, a rate equal to an applicable margin, which is subject to adjustment based on the credit ratings of AB, plus one of the following indices: SOFR; a Prime rate; or the Federal Funds rate.

As of March 31, 2023 and December 31, 2022, we had no amounts outstanding under the Credit Facility. Furthermore, during the first three months of 2023 and the full year 2022, we did not draw upon the Credit Facility.

EQH Facility
AB also has a $900.0 million committed, unsecured senior credit facility (“EQH Facility”) with EQH. The EQH Facility matures on November 4, 2024 and is available for AB's general business purposes. Borrowings under the EQH Facility generally bear interest at a rate per annum based on prevailing overnight commercial paper rates.

The EQH Facility contains affirmative, negative and financial covenants which are substantially similar to those in AB’s committed bank facilities. As of March 31, 2023, we were in compliance with these covenants. The EQH Facility also includes customary events of default substantially similar to those in AB’s committed bank facilities, including provisions under which, upon the occurrence of an event of default, all outstanding loans may be accelerated and/or the lender’s commitment may be terminated.

Amounts under the EQH Facility may be borrowed, repaid and re-borrowed by us from time to time until the maturity of the facility. AB or EQH may reduce or terminate the commitment at any time without penalty upon proper notice. EQH also may terminate the facility immediately upon a change of control of our general partner.

Index

As of both March 31, 2023 and December 31, 2022, AB had $900.0 million outstanding under the EQH Facility, with interest rates of approximately 4.7% and 4.3%, respectively. Average daily borrowings on the EQH Facility for the first three months of 2023 and the full year 2022 were $804.1 million and $655.2 million, respectively, with weighted average interest rates of approximately 4.4% and 1.7%, respectively.

EQH Uncommitted Facility
In addition to the EQH Facility, AB has a $300.0 million uncommitted, unsecured senior credit facility (“EQH Uncommitted Facility”) with EQH. The EQH Uncommitted Facility matures on September 1, 2024 and is available for AB's general business purposes. Borrowings under the EQH Uncommitted Facility generally bear interest at a rate per annum based on prevailing overnight commercial paper rates. The EQH Uncommitted Facility contains affirmative, negative and financial covenants which are substantially similar to those in the EQH Facility. As of March 31, 2023 and December 31, 2022, we had $135.0 million and $90.0 million outstanding under the EQH Uncommitted Facility, with interest rates of approximately 4.7% and 4.3%, respectively. Average daily borrowing on the EQH Uncommitted Facility for the first three months of 2023 and the full year 2022 were $7.0 million and $0.7 million, respectively, with weighted average interest rates of approximately 4.5% and 4.3%, respectively.

Commercial Paper
As of March 31, 2023 and December 31, 2022, we had no commercial paper outstanding. The commercial paper is short term in nature, and as such, recorded value is estimated to approximate fair value (and considered a Level 2 security in the fair value hierarchy). Average daily borrowings of commercial paper during the first three months of 2023 and full year 2022 were $339.5 million and $189.9 million, respectively, with weighted average interest rates of approximately 4.7% and 1.5%, respectively.

SCB Lines of Credit
SCB LLC currently has five uncommitted lines of credit with five financial institutions. Four of these lines of credit permit us to borrow up to an aggregate of approximately $315.0 million, with AB named as an additional borrower, while the other line has no stated limit. AB has agreed to guarantee the obligations on SCB LLC under these lines of credit. As of March 31, 2023 and December 31, 2022, SCB LLC had no outstanding balance on these lines of credit. Average daily borrowings during the first three months of 2023 and full year 2022 were $3.7 million and $1.4 million, respectively, with weighted average interest rates of approximately 7.7% and 3.7%, respectively.

17. Divestitures
On November 22, 2022, AB and SocGen, a leading European bank, announced plans to form a joint venture combining their respective cash equities and research businesses. The consummation of the joint venture is subject to customary closing conditions, including regulatory clearances. The closing is expected to occur before the end of 2023. Upon closing, AB will own a 49% interest in the joint venture and SocGen will own a 51% interest, with an option to reach 100% ownership after five years. The assets and liabilities of AB's research services business (“the disposal group”) have been classified as held for sale on the condensed consolidated statement of financial condition and recorded at fair value, less cost to sell. As a result of classifying these assets as held for sale, we recognized a non-cash valuation adjustment of $2.5 million and $7.4 million on the condensed consolidated statement of income for the three months ended March 31, 2023 and December 31, 2022, respectively, to recognize the net carrying value at lower of cost or fair value, less estimated costs to sell.
The following table summarizes the assets and liabilities of the disposal group classified as held for sale on the condensed consolidated statement of financial condition as of March 31, 2023 and December 31, 2022:

Index

	March 31, 2023	December 31, 2022
Cash and cash equivalents	$154,484	$159,123
Receivables, net:
Brokers and dealers	64,547	44,717
Brokerage clients	29,709	29,243
Other fees	22,245	22,988
Investments	15,988	24,507
Furniture and equipment, net	4,008	4,128
Other assets	223,933	107,764
Right-of-use assets	1,537	1,552
Intangible assets	4,692	4,903
Goodwill	159,826	159,826
Valuation adjustment (allowance) on disposal group	(9,900)	(7,400)
Total assets held for sale	$671,069	$551,351

Payables:
Brokers and dealers	$43,001	$32,983
Brokerage clients	31,529	10,232
Other liabilities	66,407	50,884
Accrued compensation and benefits	16,824	13,853
Total liabilities held for sale	$157,761	$107,952

As of March 31, 2023 and December 31, 2022, cash and cash equivalents classified as held for sale included in the condensed consolidated statement of cash flows was $154.5 million and $159.1 million, respectively.
We have determined that the exit from the sell-side research business does not represent a strategic shift that has had, or is likely to have a major effect on our consolidated results of operations. Accordingly, we have not classified the disposal group as discontinued operations. The results of operations of the disposal group up to the respective dates of sale will be included in our consolidated results of operations for all periods presented. The lower of amortized cost or fair value adjustment upon transferring these assets to held for sale was not material.

Index
Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview
Our total assets under management (“AUM”) as of March 31, 2023 were $675.9 billion, up $29.5 billion, or 4.6%, compared to December 31, 2022, and down $59.5 billion, or 8.1%, compared to March 31, 2022. During the first quarter of 2023, AUM increased due to market appreciation of $28.7 billion and net inflows of $0.8 billion (Private Wealth net inflows of $1.9 billion and Retail net inflows of $1.6 billion, offset by Institutional net outflows of $2.7 billion).

Institutional AUM increased $9.3 billion, or 3.1%, to $306.6 billion during the first quarter of 2023, due to market appreciation of $12.0 billion, offset by net outflows of $2.7 billion. Gross sales decreased sequentially from $12.6 billion during the fourth quarter of 2022 to $3.0 billion during the first quarter of 2023, reflecting a $6.4 billion custom target date sale in the fourth quarter of 2022. Redemptions and terminations decreased sequentially from $3.5 billion to $3.4 billion.

Retail AUM increased $13.8 billion, or 5.7%, to $256.7 billion during the first quarter of 2023, due to market appreciation of $12.2 billion and net inflows of $1.6 billion. Gross sales increased sequentially from $14.2 billion during the fourth quarter of 2022 to $16.8 billion during the first quarter of 2023. Redemptions and terminations decreased sequentially from $15.4 billion to $13.3 billion.

Private Wealth AUM increased $6.4 billion, or 6.0%, to $112.6 billion during the first quarter of 2023, due to market appreciation of $4.5 billion and net inflows of $1.9 billion. Gross sales increased sequentially from $4.1 billion during the fourth quarter of 2022 to $5.8 billion during the first quarter of 2023. Redemptions and terminations decreased sequentially from $4.3 billion to $3.9 billion.

Bernstein Research Services revenue for the first quarter of 2023 was $100.0 million, down $17.8 million, or 15.1%, compared to the first quarter of 2022. The decrease was driven primarily by a significant decline in customer trading activity across all regions as a result of market conditions.

Net revenues for the first quarter of 2023 decreased $81.6 million, or 7.4%, to $1.0 billion from $1.1 billion in the first quarter of 2022. The decrease was primarily due to lower investment advisory base fees of $55.5 million, lower performance-based fees of $39.4 million, lower distribution revenues of $27.3 million and lower Bernstein Research Services revenue of $17.8 million, partially offset by higher investment gains of $44.3 million compared to investment losses in the prior-year period and higher net dividend and interest income of $14.0 million. Operating expenses for the first quarter of 2023 decreased $48.5 million, or 5.7%, to $808.8 million from $857.3 million in the first quarter of 2022. The decrease was due to lower general and administrative expenses of $38.0 million, lower promotion and servicing expenses of $29.7 million and lower employee compensation and benefits expenses of $5.3 million, offset by higher interest expense of $12.3 million, higher amortization of intangibles of $10.6 million and higher accretion expense associated with contingent payment arrangements of $1.6 million. Our operating income decreased $33.1 million, or 13.3%, to $215.3 million from $248.4 million in the first quarter of 2022 and our operating margin decreased to 20.1% in the first quarter of 2023 from 24.7% in the first quarter of 2022.

Market Commentary

Despite significant market volatility during the first quarter of 2023, equity and debt markets had positive returns, with the S&P 500, the Dow Jones Industrial Average and the Nasdaq each registering positive returns to end the quarter. The market volatility, particularly during March 2023, was driven by significant instability in the banking sector. This turmoil in banking stocks triggered declines in yields for U.S. Treasuries and Eurozone bonds, and gold prices renewed their recent rally as investors sought safe havens. The markets experienced additional volatility in the quarter as the U.S. Federal Reserve continued with interest rate increases in a further effort to reduce inflation. The Fed, however, held off on a more aggressive rate increase in March 2023 that could have roiled markets after weeks of bank turmoil.

Further fears of a banking crisis arose globally, as Switzerland's Central Bank stepped in to shore up liquidity and investor confidence in the Swiss banking system, particularly Credit Suisse. In the U.K., equities fell in the first quarter, as the European Central Bank increased interest rates despite the banking turmoil in its continued effort to dampen inflation. The anticipation of another rate increase in 2023 gave rise to an upgraded economic outlook for the U.K., which anticipates modest growth in the second quarter. The U.K., however, continues to face labor shortages and the impact of rising taxes. In China, the People's Bank of China, surprised markets by cutting its reserve requirement ratio by 25 basis points in a move expected to inject 500 billion yuan (US$72.6 billion) worth of liquidity into the interbank system. China’s economy continued to show a mild recovery at the start of the year as the zero tolerance COVID policy was lifted, but its resilience could still be tested by domestic employment and real estate pressures, coupled with a complex geopolitical environment.

Index

Relationship with EQH and its Subsidiaries

EQH (our parent company) and its subsidiaries are our largest client. EQH is collaborating with AB in order to improve the risk-adjusted yield for the General Accounts of EQH's insurance subsidiaries by investing additional assets at AB, including the utilization of AB's higher-fee, longer-duration alternative offerings. Equitable Financial Life Insurance Company, a subsidiary of EQH ("Equitable Financial"), has agreed to provide $10 billion in permanent capital1 to build out AB's private illiquid offerings, including private alternatives and private placements. Deployment of this capital commitment is approximately 70% completed and is expected to continue over the next year. We expect this anticipated capital from Equitable Financial will continue to accelerate both organic and inorganic growth in our private alternatives business, allowing us to continue to deliver for our clients, employees, unitholders and other stakeholders. For example included in this $10 billion commitment by EQH is $750 million in capital to be deployed through AB CarVal.

Assets Under Management

Assets under management by distribution channel are as follows:

	As of March 31,
	2023	2022	$ Change	% Change
	(in billions)

Institutions	$306.6	$325.9	$(19.3)	(5.9)%
Retail	256.7	292.6	(35.9)	(12.3)
Private Wealth	112.6	116.9	(4.3)	(3.6)
Total	$675.9	$735.4	$(59.5)	(8.1)%

Assets under management by investment service are as follows:

	As of March 31,
	2023	2022	$ Change	% Change
	(in billions)
Equity
Actively Managed	$229.1	$265.2	$(36.1)	(13.6)%
Passively Managed(1)	56.6	66.2	(9.6)	(14.6)
Total Equity	285.7	331.4	(45.7)	(13.8)

Fixed Income
Actively Managed
Taxable	198.4	225.9	(27.5)	(12.2)
Tax–exempt	55.3	54.9	0.4	0.8
	253.7	280.8	(27.1)	(9.7)
Passively Managed(1)	9.5	12.7	(3.2)	(24.4)
Total Fixed Income	263.2	293.5	(30.3)	(10.3)

Alternatives/Multi-Asset Solutions(2)
Actively Managed	119.9	104.7	15.2	14.5
Passively Managed(1)	7.1	5.8	1.3	22.3
Total Alternatives/Multi-Asset Solutions	127.0	110.5	16.5	14.9
Total	$675.9	$735.4	$(59.5)	(8.1)%

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

Index

Changes in assets under management for the three-month and twelve-month periods ended March 31, 2023 are as follows:

	Distribution Channel
	Institutions	Retail	Private Wealth	Total
	(in billions)
Balance as of December 31, 2022	$297.3	$242.9	$106.2	$646.4
Long-term flows:
Sales/new accounts	3.0	16.8	5.8	25.6
Redemptions/terminations	(3.4)	(13.3)	(3.9)	(20.6)
Cash flow/unreinvested dividends	(2.3)	(1.9)	—	(4.2)
Net long-term (outflows) inflows	(2.7)	1.6	1.9	0.8
Market appreciation	12.0	12.2	4.5	28.7
Net change	9.3	13.8	6.4	29.5
Balance as of March 31, 2023	$306.6	$256.7	$112.6	$675.9

Balance as of March 31, 2022	$325.9	$292.6	$116.9	$735.4
Long-term flows:
Sales/new accounts	20.9	62.1	17.3	100.3
Redemptions/terminations	(14.5)	(60.9)	(16.0)	(91.4)
Cash flow/unreinvested dividends	(12.9)	(10.3)	—	(23.2)
Net long-term (outflows) inflows(1)	(6.5)	(9.1)	1.3	(14.3)
Adjustments(2)	(0.4)	—	—	(0.4)
Transfers	(0.1)	0.1	—	—
Acquisition(3)	12.2	—	—	12.2
Market depreciation	(24.5)	(26.9)	(5.6)	(57.0)
Net change	(19.3)	(35.9)	(4.3)	(59.5)
Balance as of March 31, 2023	$306.6	$256.7	$112.6	$675.9

(1)Net flows include $4.5 billion of AXA redemptions for the twelve-month period ended March 31, 2023.
(2)Approximately $0.4 billion of Institutional AUM was removed from our total assets under management during the second quarter of 2022 due to a change in the fee structure.
(3)The CarVal acquisition added approximately $12.2 billion of Institutional AUM in the third quarter of 2022.

Index

	Investment Service
	Equity Actively Managed	Equity Passively Managed(1)	Fixed Income Actively Managed - Taxable	Fixed Income Actively Managed - Tax- Exempt	Fixed Income Passively Managed(1)	Alternatives/ Multi-Asset Solutions(2)	Total
	(in billions)
Balance as of December 31, 2022	$217.9	$53.8	$190.3	$52.5	$9.4	$122.5	$646.4
Long-term flows:
Sales/new accounts	8.5	0.2	11.1	3.9	—	1.9	25.6
Redemptions/terminations	(10.6)	—	(6.1)	(2.5)	(0.1)	(1.3)	(20.6)
Cash flow/unreinvested dividends	(1.3)	(1.0)	(1.5)	0.2	(0.1)	(0.5)	(4.2)
Net long-term (outflows) inflows	(3.4)	(0.8)	3.5	1.6	(0.2)	0.1	0.8
Market appreciation	14.6	3.6	4.6	1.2	0.3	4.4	28.7
Net change	11.2	2.8	8.1	2.8	0.1	4.5	29.5
Balance as of March 31, 2023	$229.1	$56.6	$198.4	$55.3	$9.5	$127.0	$675.9

Balance as of March 31, 2022	$265.2	$66.2	$225.9	$54.9	$12.7	$110.5	$735.4
Long-term flows:
Sales/new accounts	37.1	1.8	29.5	16.0	—	15.9	100.3
Redemptions/terminations	(39.2)	(3.1)	(28.3)	(14.6)	(1.5)	(4.7)	(91.4)
Cash flow/unreinvested dividends	(8.6)	(3.1)	(11.0)	—	(0.4)	(0.1)	(23.2)
Net long-term (outflows) inflows(3)	(10.7)	(4.4)	(9.8)	1.4	(1.9)	11.1	(14.3)
Adjustments(4)	—	—	—	—	—	(0.4)	(0.4)
Acquisition(5)	—	—	—	—	—	12.2	12.2
Market depreciation	(25.4)	(5.2)	(17.7)	(1.0)	(1.3)	(6.4)	(57.0)
Net change	(36.1)	(9.6)	(27.5)	0.4	(3.2)	16.5	(59.5)
Balance as of March 31, 2023	$229.1	$56.6	$198.4	$55.3	$9.5	$127.0	$675.9

(1)Includes index and enhanced index services.
(2)Includes certain multi-asset solutions and services not included in equity or fixed income services.
(3)Net flows include $4.5 billion of AXA redemptions for the twelve-month period ended March 31, 2023.
(4)Approximately $0.4 billion of Institutional AUM was removed from our total assets under management during the second quarter of 2022 due to a change in the fee structure.
(5)The CarVal acquisition added approximately $12.2 billion of Institutional AUM in the third quarter of 2022.

Index

Net long-term inflows (outflows) for actively managed investment services as compared to passively managed investment services for the three-month and twelve-month periods ended March 31, 2023 are as follows:

	Periods Ended March 31, 2023
	Three-months	Twelve-months
	(in billions)
Actively Managed
Equity	$(3.4)	$(10.7)
Fixed Income	5.1	(8.4)
Alternatives/Multi-Asset Solutions	0.1	9.5
	1.8	(9.6)
Passively Managed
Equity	(0.8)	(4.4)
Fixed Income	(0.2)	(1.9)
Alternatives/Multi-Asset Solutions	—	1.6
	(1.0)	(4.7)
Total net long-term inflows (outflows)	$0.8	$(14.3)

Average assets under management by distribution channel and investment service are as follows:

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(in billions)
Distribution Channel:
Institutions	$304.6	$331.6	$(27.0)	(8.2)%
Retail	252.0	301.5	(49.5)	(16.4)
Private Wealth	110.2	118.1	(7.9)	(6.7)
Total	$666.8	$751.2	$(84.4)	(11.2)%
Investment Service:
Equity Actively Managed	$226.8	$270.5	$(43.7)	(16.2)%
Equity Passively Managed(1)	55.9	67.5	(11.6)	(17.3)
Fixed Income Actively Managed – Taxable	195.3	236.2	(40.9)	(17.3)
Fixed Income Actively Managed – Tax-exempt	54.1	56.1	(2.0)	(3.4)
Fixed Income Passively Managed(1)	9.5	12.9	(3.4)	(26.3)
Alternatives/Multi-Asset Solutions(2)	125.2	108.0	17.2	15.9
Total	$666.8	$751.2	$(84.4)	(11.2)%

(1)Includes index and enhanced index services.
(2)Includes certain multi-asset solutions and services not included in equity of fixed income services.

Our Institutional channel first quarter average AUM of $304.6 billion decreased $27.0 billion, or 8.2%, compared to the first quarter of 2022, primarily due to this AUM decreasing $19.3 billion, or 5.9%, to $306.6 billion from March 31, 2022. The $19.3 billion decrease in AUM resulted primarily from market depreciation of $24.5 billion and net outflows of $6.5 billion, partially offset by an addition of $12.2 billion due to the CarVal acquisition.
Our Retail channel first quarter average AUM of $252.0 billion decreased $49.5 billion, or 16.4%, compared to the first quarter of 2022, primarily due to this AUM decreasing $35.9 billion, or 12.3%, to $256.7 billion from March 31, 2022. The $35.9 billion decrease resulted primarily from market depreciation of $26.9 billion and net outflows of $9.1 billion.
Our Private Wealth channel first quarter average AUM of $110.2 billion decreased $7.9 billion, or 6.7%, compared to the first quarter of 2022, primarily due to this AUM decreasing $4.3 billion, or 3.6%, to $112.6 billion from March 31, 2022. The $4.3 billion decrease resulted from market depreciation of $5.6 billion, offset by net inflows of $1.3 billion.

Index
Absolute investment composite returns, gross of fees, and relative performance as of March 31, 2023 compared to benchmarks for certain representative Institutional equity and fixed income services are as follows:

	1-Year	3-Year(1)	5-Year(1)

Global High Income - Hedged (fixed income)
Absolute return	(3.9)%	6.9%	1.9%
Relative return (vs. Bloomberg Barclays Global High Yield Index - Hedged)	(0.4)	1.8	—
Global Plus - Hedged (fixed income)
Absolute return	(3.8)	(0.4)	1.2
Relative return (vs. Bloomberg Barclays Global Aggregate Index - Hedged)	—	1.7	0.2
Intermediate Municipal Bonds (fixed income)
Absolute return	1.2	1.6	2.2
Relative return (vs. Lipper Short/Int. Blended Muni Fund Avg)	0.7	1.1	0.8
U.S. Strategic Core Plus (fixed income)
Absolute return	(4.7)	(1.3)	1.2
Relative return (vs. Bloomberg Barclays U.S. Aggregate Index)	0.1	1.4	0.3
Emerging Market Debt (fixed income)
Absolute return	(7.9)	1.8	(0.6)
Relative return (vs. JPM EMBI Global/JPM EMBI)	(2.0)	1.5	(0.4)
Sustainable Global Thematic (equity)
Absolute return	(8.9)	17.2	10.2
Relative return (vs. MSCI ACWI Index)	(1.5)	1.9	3.2
International Strategic Core Equity (equity)
Absolute return	(3.3)	10.4	3.2
Relative return (vs. MSCI EAFE Index)	(1.9)	(2.6)	(0.3)
U.S. Small & Mid Cap Value (equity)
Absolute return	(8.5)	24.9	5.8
Relative return (vs. Russell 2500 Value Index)	2.0	3.1	0.1
U.S. Strategic Value (equity)
Absolute return	(0.5)	21.6	7.0
Relative return (vs. Russell 1000 Value Index)	5.4	3.7	(0.5)
U.S. Small Cap Growth (equity)
Absolute return	(14.5)	12.9	8.8
Relative return (vs. Russell 2000 Growth Index)	(3.9)	(0.5)	4.5
U.S. Large Cap Growth (equity)
Absolute return	(8.3)	16.4	13.8
Relative return (vs. Russell 1000 Growth Index)	2.6	(2.1)	0.1
U.S. Small & Mid Cap Growth (equity)
Absolute return	(15.4)	12.4	7.4
Relative return (vs. Russell 2500 Growth Index)	(5.0)	(2.3)	0.6

Index

	1-Year	3-Year(1)	5-Year(1)
Concentrated U.S. Growth (equity)
Absolute return	(9.3)	16.8	12.5
Relative return (vs. S&P 500 Index)	(1.6)	(1.8)	1.3
Select U.S. Equity (equity)
Absolute return	(7.3)	19.3	11.3
Relative return (vs. S&P 500 Index)	0.4	0.7	0.1
Strategic Equities (equity)
Absolute return	(8.6)	16.7	9.3
Relative return (vs. Russell 3000 Index)	—	(1.8)	(1.2)
Global Core Equity (equity)
Absolute return	(5.0)	13.6	7.1
Relative return (vs. MSCI ACWI Index)	2.4	(1.8)	0.2
U.S. Strategic Core Equity (equity)
Absolute return	(2.3)	16.4	10.8
Relative return (vs. S&P 500 Index)	5.5	(2.3)	(0.3)
Select U.S. Equity Long/Short (alternatives)
Absolute return	(5.6)	11.2	7.9
Relative return (vs. S&P 500 Index)	2.1	(7.5)	(3.3)
Global Strategic Core Equity (equity)
Absolute return	(3.8)	13.8	8.0
Relative return (vs. S&P 500 Index)	3.2	(2.6)	—

(1)Reflects annualized returns.

Index
Consolidated Results of Operations

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(in thousands, except per unit amounts)
Net revenues	$1,024,091	$1,105,687	$(81,596)	(7.4)%
Expenses	808,831	857,284	(48,453)	(5.7)
Operating income	215,260	248,403	(33,143)	(13.3)
Income taxes	11,342	12,721	(1,379)	(10.8)
Net income	203,918	235,682	(31,764)	(13.5)
Net income (loss) of consolidated entities attributable to non-controlling interests	9,767	(25,045)	34,812	n/m
Net income attributable to AB Unitholders	$194,151	$260,727	$(66,576)	(25.5)

Diluted net income per AB Unit	$0.67	$0.95	$(0.28)	(29.5)

Distributions per AB Unit	$0.74	$0.99	$(0.25)	(25.3)

Operating margin (1)	20.1%	24.7%

(1)Operating income excluding net (loss) income attributable to non-controlling interests as a percentage of net revenues.

Net income attributable to AB Unitholders for the three months ended March 31, 2023 decreased $66.6 million, or 25.5%, from the three months ended March 31, 2022. The decrease primarily is due to (in millions):

Lower base advisory fees	$(55.5)
Lower performance-based fees	(39.4)
Higher net income of consolidated entities attributable to non-controlling interest	(34.8)
Lower distribution revenues	(27.3)
Lower Bernstein Research Services revenue	(17.8)
Higher interest on borrowings	(12.3)
Higher amortization of intangible assets	(10.6)
Higher investment gains	44.3
Lower general and administrative expenses	38.0
Lower promotion and servicing expenses	29.7
Higher net dividend and interest income	14.0
Lower employee compensation and benefits expense	5.3
Other	(0.2)
$(66.6)

Units Outstanding; Unit Repurchases

Each quarter, we consider whether to implement a plan to repurchase AB Holding Units pursuant to Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended (“Exchange Act”). A plan of this type allows a company to repurchase its shares at times when it otherwise might be prevented from doing so because of self-imposed trading blackout periods or because it possesses material non-public information. Each broker we select has the authority to repurchase AB Holding Units on our behalf in accordance with the terms and limitations specified in the plan. Repurchases are subject to regulations promulgated by the SEC, as well as certain price, market volume and timing constraints specified in the plan. We did not adopt a plan during the first quarter of 2023. We may adopt additional plans in the future to engage in open-market purchases of AB Holding Units to help fund anticipated obligations under our incentive compensation award program and for other corporate purposes.

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

Management Operating Metrics

We are providing the non-GAAP measures “adjusted net revenues,” “adjusted operating income” and “adjusted operating margin” because they are the principal operating metrics management uses in evaluating and comparing period-to-period operating performance. Management principally uses these metrics in evaluating performance because they present a clearer picture of our operating performance and allow management to see long-term trends without the distortion primarily caused by long-term incentive compensation-related mark-to-market adjustments, acquisition-related expenses and other adjustment items. Similarly, we believe that these management operating metrics help investors better understand the underlying trends in our results and, accordingly, provide a valuable perspective for investors.

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

	Three Months Ended March 31,
	2023	2022
	(in thousands, except per unit amounts)
Net revenues, US GAAP basis	$1,024,091	$1,105,687
Adjustments:
Distribution-related adjustments:
Distribution revenues	(141,078)	(168,341)
Investment advisory services fees	(15,456)	(17,285)
Pass-through adjustments:
Investment advisory services fees	(9,763)	(35,976)
Other revenues	(9,343)	(8,963)
Impact of consolidated company-sponsored funds	(10,409)	24,538
Incentive compensation-related items	(5,443)	4,084
Adjusted net revenues	$832,599	$903,744

Index

	Three Months Ended March 31,
	2023	2022
Operating income, US GAAP basis	$215,260	$248,403
Adjustments:
Real estate	(206)	(206)
Incentive compensation-related items	1,608	945
EQH award compensation	191	175
Acquisition-related expenses	17,725	10,687
Sub-total of non-GAAP adjustments	19,318	11,601
Less: Net income (loss) of consolidated entities attributable to non-controlling interests	9,767	(25,045)
Adjusted operating income	224,811	285,049
Adjusted income taxes	11,848	14,595
Adjusted net income	$212,963	$270,454

Diluted net income per AB Unit, GAAP basis	$0.67	$0.95
Impact of non-GAAP adjustments	0.07	0.04
Adjusted diluted net income per AB Unit	$0.74	$0.99

Operating margin, GAAP basis	20.1%	24.7%
Impact of non-GAAP adjustments	6.9	6.8
Adjusted operating margin	27.0%	31.5%

Adjusted operating income for the three months ended March 31, 2023 decreased $60.2 million, or 21.1%, from the three months ended March 31, 2022, primarily due to lower investment advisory base fees of $58.5 million, lower Bernstein Research Services revenue of $17.8 million, higher interest on borrowings of $12.3 million and lower performance-based fees of $12.0 million, partially offset by lower employee compensation and benefits expense (excluding the impact of long-term incentive compensation-related items) of $21.5 million, higher net dividend and interest income of $13.7 million and lower investment losses of $3.8 million.

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
We adjust investment advisory and services fees and other revenues for pass through costs, primarily related to our transfer agent and shareholder servicing fees. Also, we adjust for certain investment advisory and service fees passed through to our investment advisors. These fees do not affect operating income, as such, we exclude these fees from adjusted net revenues.
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
Adjusted Operating Income

Adjusted operating income represents operating income on a US GAAP basis excluding (1) real estate charges (credits), (2) the impact on net revenues and compensation expense of the investment gains and losses (as well as the dividends and interest) associated with employee long-term incentive compensation-related investments, (3) the equity compensation paid by EQH to certain AB executives, (4) acquisition-related expenses and (5) the impact of consolidated company-sponsored investment funds.
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
Acquisition-related expenses have been excluded because they are not considered part of our core operating results when comparing financial results from period to period and to industry peers. Acquisition-related expenses include professional fees, amortization of acquired intangible assets and certain compensation-related expenses. These expenses also include the recording of accretion expense and changes in estimates to acquisition related contingent payment arrangements.
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

Index
Net Revenues

The components of net revenues are as follows:

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(in thousands)
Investment advisory and services fees:
Institutions:
Base fees	$155,366	$138,073	$17,293	12.5%
Performance-based fees	18,803	41,809	(23,006)	(55.0)
	174,169	179,882	(5,713)	(3.2)
Retail:
Base fees	308,713	366,174	(57,461)	(15.7)
Performance-based fees	(9)	556	(565)	n/m
	308,704	366,730	(58,026)	(15.8)
Private Wealth:
Base fees	228,248	243,566	(15,318)	(6.3)
Performance-based fees	17,786	33,604	(15,818)	(47.1)
	246,034	277,170	(31,136)	(11.2)
Total:
Base fees	692,327	747,813	(55,486)	(7.4)
Performance-based fees	36,580	75,969	(39,389)	(51.8)
	728,907	823,782	(94,875)	(11.5)

Bernstein Research Services	100,038	117,807	(17,769)	(15.1)
Distribution revenues	141,078	168,341	(27,263)	(16.2)
Dividend and interest income	50,679	11,475	39,204	n/m
Investment gains (losses)	5,264	(39,024)	44,288	n/m
Other revenues	26,146	26,155	(9)	—
Total revenues	1,052,112	1,108,536	(56,424)	(5.1)
Less: Interest expense	28,021	2,849	25,172	n/m
Net revenues	$1,024,091	$1,105,687	$(81,596)	(7.4)

Investment Advisory and Services Fees

Investment advisory and services fees are the largest component of our revenues. These fees generally are calculated as a percentage of the value of AUM as of a specified date, or as a percentage of the value of average AUM for the applicable billing period, and vary with the type of investment service, the size of account and the total amount of assets we manage for a particular client. Accordingly, fee income generally increases or decreases as AUM increase or decrease and is affected by market appreciation or depreciation, the addition of new client accounts or client contributions of additional assets to existing accounts, withdrawals of assets from and termination of client accounts, purchases and redemptions of mutual fund shares, shifts of assets between accounts or products with different fee structures, and acquisitions. Our average basis points realized (investment advisory and services fees divided by average AUM) generally approximate 30 to 105 basis points for actively-managed equity services, 10 to 70 basis points for actively-managed fixed income services and 2 to 50 basis points for passively-managed services. Average basis points realized for other services could range from 3 basis points for certain Institutional third party managed services to over 190 basis points for certain Private Wealth alternative services. These ranges include all-inclusive fee arrangements (covering investment management, trade execution and other services) for our Private Wealth clients.

We calculate AUM using established policies and procedures in accordance with applicable rules. Market-based and fair valuation methods include: last sale/settle prices from an exchange for actively-traded listed equities, options and futures;

Index
evaluated bid prices from recognized pricing vendors for fixed income, asset-backed or mortgage-backed issues; and mid prices derived from market standard models with inputs from recognized pricing vendors for OTC derivatives. Internally derived fair valuation methods are used only when AUM cannot be valued using any of above valuation methods, and include discounted cash flow models or any other methodology that is validated and approved by our Valuation Committee.

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

We sometimes charge our clients performance-based fees. In these situations, we charge a base advisory fee and are eligible to earn an additional performance-based fee or incentive allocation that is calculated as either a percentage of absolute investment results or a percentage of investment results in excess of a stated benchmark over a specified period of time. Some performance-based fees include a high-watermark provision, which generally provides that if a client account underperforms relative to its performance target (whether absolute or relative to a specified benchmark), it must gain back such underperformance before we can collect future performance-based fees. Therefore, if we fail to achieve our performance target for a particular period, we will not earn a performance-based fee for that period and, for accounts with a high-watermark provision, our ability to earn future performance-based fees will be impaired. We are eligible to earn performance-based fees on 9.8%, 8.7% and 0.4% of the assets we manage for institutional clients, private wealth clients and retail clients, respectively (in total, 6.1% of our AUM).

For the three months ended March 31, 2023, our investment advisory and services fees decreased by $94.9 million, or 11.5%, from the three months ended March 31, 2022, due to a $55.5 million, or 7.4%, decrease in base fees and a $39.4 million, or 51.8%, decrease in performance-based fees. The decrease in base fees is primarily due to an 11.2% decrease in average AUM, partially offset by a higher portfolio fee rate. Performance-based fees decreased primarily due to lower performance fees earned on our U.S. Real Estate Funds, partially offset by higher performance fees earned on our Private Credit Fund and Global Opportunistic Credit Fund.

Institutional base fees for the three months ended March 31, 2023 increased $17.3 million, or 12.5%, from the three months ended March 31, 2022, primarily due to a higher portfolio fee rate, partially offset by a 8.2% decrease in average AUM. Retail base fees for the three months ended March 31, 2023 decreased $57.5 million, or 15.7%, from the three months ended March 31, 2022, primarily due to a 16.4% decrease in average AUM. Private Wealth base fees for the three months ended March 31, 2023 decreased $15.3 million, or 6.3%, from the three months ended March 31, 2022, primarily due to a 6.7% decrease in average AUM.

Bernstein Research Services

We earn revenues for providing investment research to, and executing brokerage transactions for, institutional clients. These clients compensate us principally by directing us to execute brokerage transactions on their behalf, for which we earn commissions, and to a lesser extent, but increasingly, by paying us directly for research through commission sharing agreements or cash payments. In the fourth quarter of 2022, AB and Société Générale (EURONEXT: SCGLY, “SocGen”), a leading European bank, announced plans to form a joint venture combining their respective cash equities and research businesses. As a result, the Bernstein Research Services business has been classified as held for sale on the condensed consolidated statement of financial condition. For further discussion, see Note 17 Divestitures.
Revenues from Bernstein Research Services for the three months ended March 31, 2023 decreased $17.8 million, or 15.1%, from the three months ended March 31, 2022. This decrease was driven by a significant decline in customer trading activity across all regions as a result of market conditions.

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

Index
Distribution revenues for the three months ended March 31, 2023 decreased $27.3 million, or 16.2%, from the three months ended March 31, 2022, primarily due to the corresponding average AUM of these mutual funds decreasing 15.0% and a decrease in the overall portfolio fee rate.

Dividend and Interest Income and Brokerage Related Interest Expense

Dividend and interest income consists primarily of investment income and interest earned on customer margin balances and U.S. Treasury Bills as well as dividend and interest income in our consolidated company-sponsored investment funds. Interest expense principally reflects interest accrued on cash balances in customers’ brokerage accounts.

Dividend and interest income for the three months ended March 31, 2023 increased $39.2 million, from the three months ended March 31, 2022, primarily due to higher interest earned on customer margin balances and higher interest earned on U.S. Treasury Bills. Brokerage related interest expense for the three months ended March 31, 2023 increased $25.2 million from the three months ended March 31, 2022, due to higher interest paid on cash balances in customers' brokerage accounts.

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

Index
Investment (losses) gains are as follows:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Long-term incentive compensation-related investments:
Realized gains	$655	$1,335
Unrealized gains (losses)	1,150	(5,485)

Investments held by consolidated company-sponsored investment funds:
Realized (losses)	(5,582)	(989)
Unrealized gains (losses)	16,162	(40,898)

Seed capital investments:
Realized gains (losses):
Seed capital and other	52	3,576
Derivatives	(4,480)	16,628
Unrealized gains (losses):
Seed capital and other	3,652	(15,537)
Derivatives	(5,995)	3,104

Brokerage-related investments:
Realized (losses)	(199)	(667)
Unrealized (losses)	(151)	(91)
	$5,264	$(39,024)

Other Revenues

Other revenues consist of fees earned for transfer agency services provided to company-sponsored mutual funds, fees earned for administration and recordkeeping services provided to company-sponsored mutual funds and the general accounts of EQH and its subsidiaries, and other miscellaneous revenues. Other revenues for the three months ended March 31, 2023 were flat as compared to the three months ended March 31, 2022.

Index
Expenses

The components of expenses are as follows:

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(in thousands)
Employee compensation and benefits	$434,163	$439,420	$(5,257)	(1.2)%
Promotion and servicing:
Distribution-related payments	148,381	176,244	(27,863)	(15.8)
Amortization of deferred sales commissions	8,154	9,383	(1,229)	(13.1)
Trade execution, marketing, T&E and other	50,630	51,227	(597)	(1.2)
	207,165	236,854	(29,689)	(12.5)
General and administrative	139,653	177,625	(37,972)	(21.4)
Contingent payment arrangements	2,444	838	1,606	191.6
Interest on borrowings	13,713	1,411	12,302	n/m
Amortization of intangible assets	11,693	1,136	10,557	n/m
Total	$808,831	$857,284	$(48,453)	(5.7)

Employee Compensation and Benefits

Employee compensation and benefits expense consists of base compensation (including salaries and severance), annual short-term incentive compensation awards (cash bonuses), annual long-term incentive compensation awards, commissions, fringe benefits and other employment costs (including recruitment, training, temporary help and meals).

Compensation expense as a percentage of net revenues was 42.4% and 39.7% for the three months ended March 31, 2023 and 2022, respectively. Compensation expense generally is determined on a discretionary basis and is primarily a function of our firm’s current-year financial performance. The amounts of incentive compensation we award are designed to motivate, reward and retain top talent while aligning our executives' interests with the interests of our Unitholders. Senior management, with the approval of the Compensation and Workplace Practices Committee of the Board of Directors of AllianceBernstein Corporation (“Compensation Committee”), periodically confirms that the appropriate metric to consider in determining the amount of incentive compensation is the ratio of adjusted employee compensation and benefits expense to adjusted net revenues. Adjusted net revenues used in the adjusted compensation ratio are the same as the adjusted annual net revenues presented as a non-GAAP measure (discussed earlier in this Item 2). Adjusted employee compensation and benefits expense is total employee compensation and benefits expense minus other employment costs such as recruitment, training, temporary help and meals (which was 1.0% and 0.9% of adjusted net revenues for the three months ended March 31, 2023 and March 31, 2022, respectively), and excludes the impact of mark-to-market vesting expense, as well as dividends and interest expense, associated with employee incentive compensation-related investments and the amortization expense associated with the awards issued by EQH to some of our firm's executive officers relating to their roles as members of the EQH Management Committee. Senior management, with the approval of the Compensation Committee, has established as an objective that adjusted employee compensation and benefits expense, excluding the impact of performance-based fees, generally should not exceed 50% of our adjusted net revenues in any year, except in unexpected or unusual circumstances. Our ratio of adjusted compensation expense as a percentage of adjusted net revenues was 49.5% for the three months ended March 31, 2023 and was 48.0% for the three months ended March 31, 2022.

For the three months ended March 31, 2023, employee compensation and benefits expense decreased $5.3 million, or 1.2%, compared to the three months ended March 31, 2022, primarily due to lower incentive compensation of $32.5 million and lower commissions of $9.1 million, partially offset by higher base compensation of $31.5 million and higher fringes of $4.6 million.

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

Index
Promotion and servicing expenses decreased $29.7 million, or 12.5%, during the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The decrease was primarily due to lower distribution-related payments of $27.9 million, lower transfer fees of $3.3 million, lower trade execution expenses of $1.8 million and lower amortization of deferred sales commissions of $1.2 million, offset by higher travel and entertainment expenses of $3.0 million and higher marketing and communication expenses of $1.5 million.

General and Administrative

General and administrative expenses include portfolio services expenses, technology expenses, professional fees and office-related expenses (occupancy, communications and similar expenses). General and administrative expenses as a percentage of net revenues were 13.6% and 16.1% for the three months ended March 31, 2023 and 2022, respectively. General and administrative expenses decreased $38.0 million, or 21.4%, during the three months ended March 31, 2023 compared to the corresponding period in 2022, primarily due to lower portfolio servicing fees of $34.7 million, lower professional fees of $6.0 million and a favorable foreign exchange translation impact of $2.1 million, partially offset by higher valuation adjustments related to the classification of Bernstein Research Services as held for sale of $2.5 million and higher technology expenses of $2.2 million.

Contingent Payment Arrangements

Contingent payment arrangements reflect changes in estimates of contingent payment liabilities associated with acquisitions in previous periods, as well as accretion expense of these liabilities. There were no changes in our estimates during the first three months ended March 31, 2023 or 2022.

Interest on Borrowings

Interest on borrowings reflects interest expense related to our debt and credit facilities. See Note 16 to AB's condensed consolidated financial statements contained in Item 1, for disclosures relating to our debt and credit facilities. For the three months ended March 31, 2023 interest on borrowings increased $12.3 million, compared to the three months ended March 31, 2022. The increase was due to higher average borrowings and higher interest rates.

Amortization of Intangible Assets

Amortization of intangible assets reflects our amortization of costs assigned to acquired investment management contracts with a finite life. These assets are recognized at fair value and generally are amortized on a straight-line basis over their estimated useful life. Amortization of intangible assets increased $10.6 million during the three months ended March 31, 2023 compared to the three months ended March 31, 2022. This increase was primarily due to acquired intangible assets associated with the CarVal acquisition.

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

Income tax expense for the three months ended March 31, 2023 decreased $1.4 million, or 10.8%, compared to the three months ended March 31, 2022. The decrease was primarily due to one-time discrete items in the three months ended March 31, 2023. There were no material changes to uncertain tax positions (FIN 48 reserves) or valuation allowances against deferred tax assets for the three months ended March 31, 2023.

Net Income (Loss) of Consolidated Entities Attributable to Non-Controlling Interests

Net income (loss) of consolidated entities attributable to non-controlling interests primarily consists of limited partner interests owned by other investors in our consolidated company-sponsored investment funds. For the three months ended March 31, 2023, we had $9.8 million of net gains of consolidated entities attributable to non-controlling interests compared to net losses of $25.0 million for the three months ended March 31, 2022. Period-to-period fluctuations result primarily from the number of consolidated company-sponsored investment funds and their respective market performance.

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

During the first three months of 2023, net cash used in operating activities was $46.9 million, compared to net cash provided by operating activities of $150.2 million during the corresponding 2022 period. The change is primarily due to lower earnings of $121.4 million (after non-cash reconciling items), an increase in fees receivable of $101.6 million and net activity of our consolidated funds of $43.7 million, partially offset by a decrease in broker-dealer related receivables (net of payables and segregated U.S. treasury bills activity) of $114.1 million.

During the first three months of 2023, net cash used in investing activities was $10.6 million, compared to $6.2 million net cash used during the corresponding 2022 period. The change is due to higher purchases of furniture, equipment and leasehold improvements of $4.3 million.

During the first three months of 2023, net cash used in financing activities was $200.7 million, compared to $371.2 million during the corresponding 2022 period. The change is primarily due to lower distributions to the General Partner and Unitholders of $155.9 million and lower net contributions from non-controlling interests of consolidated company-sponsored investment funds during the first three months of 2023 as compared to the corresponding 2022 period of $56.0 million, partially offset by lower net borrowings of debt of $50.0 million.

As of March 31, 2023, AB had $1.1 billion of cash and cash equivalents (including cash and cash equivalents of consolidated company-sponsored investment funds and cash held-for-sale), all of which is available for liquidity but consist primarily of cash on deposit for our broker-dealers related to various customer clearing activities, and cash held by foreign subsidiaries of $544.0 million.

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

COMMITMENTS AND CONTINGENCIES

AB’s capital commitments, which consist primarily of operating leases for office space, generally are funded from future operating cash flows. See Note 13 for discussion of lease commitments.

See Note 12 for discussion of commitments and contingencies.

CRITICAL ACCOUNTING ESTIMATES

The preparation of the condensed consolidated financial statements and notes to condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses.

There have been no updates to our critical accounting estimates from those disclosed in “Management’s Discussion and Analysis of Financial Condition” in our Form 10-K for the year ended December 31, 2022.

Index
ACCOUNTING PRONOUNCEMENTS

See Note 2 to AB’s condensed consolidated financial statements contained in Item 1.

CAUTIONS REGARDING FORWARD-LOOKING STATEMENTS

Certain statements provided by management in this report and in the portion of AB’s Form 10-Q attached hereto as Exhibit 99.1 are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. The most significant of these factors include, but are not limited to, the following: the performance of financial markets, the investment performance of sponsored investment products and separately managed accounts, general economic conditions, industry trends, future acquisitions, integration of acquired companies, competitive conditions and government regulations, including changes in tax regulations and rates and the manner in which the earnings of publicly-traded partnerships are taxed. We caution readers to carefully consider such factors. Further, these forward-looking statements speak only as of the date on which such statements are made; we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. For further information regarding these forward-looking statements and the factors that could cause actual results to differ, see “Risk Factors” in Part I, Item 1A of our Form 10-K for the year ended December 31, 2022 and Part II, Item 1A in this Form 10-Q. Any or all of the forward-looking statements that we make in our Form 10-K, this Form 10-Q, other documents we file with or furnish to the SEC, and any other public statements we issue, may turn out to be wrong. It is important to remember that other factors besides those listed in “Risk Factors” and those listed below could also adversely impact our revenues, financial condition, results of operations and business prospects.

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

Index
Item 3.     Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in AB’s market risk from the information provided under “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of AB's Form 10-K for the year ended December 31, 2022.
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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the first quarter of 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II

OTHER INFORMATION

Item 1.     Legal Proceedings

See Note 12 to the condensed consolidated financial statements contained in Part I, Item 1.

Item 1A.     Risk Factors

There have been no material changes to the risk factors from those appearing in our Annual Report on Form 10-K ("AB 10-K") for the fiscal year ended December 31, 2022.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

AB Units bought by us or one of our affiliates during the first quarter of 2023 are as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of AB Units Purchased	Average Price Paid Per AB Unit, net of Commissions	Total Number of AB Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of AB Units that May Yet Be Purchased Under the Plans or Programs
1/1/23 - 1/31/23	—	$—	—	—
2/1/23 - 2/28/23	—	—	—	—
3/1/23 - 3/31/23(1)	600	38.62	—	—
Total	600	$38.62	—	—

(1)During March 2022, AB purchased 600 AB Units in private transactions and retired them.

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

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL (included in Exhibit 101).

Index
SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	April 26, 2023	ALLIANCEBERNSTEIN L.P.

		By:	/s/ Kate Burke
Kate Burke
Chief Operating Officer & Chief Financial Officer

		By:	/s/ Bill Siemers
Bill Siemers
Controller & Chief Accounting Officer